Form 10-Q
period 2012-06-30
Western Asset Mortgage Capital Corp
filed 2012-08-14
CIK 1465885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

☐            Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from         to

Commission File Number:  001-35543

Western Asset Mortgage Capital Corporation

(Exact name of Registrant as specified in its charter)

Delaware	27-0298092

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

Western Asset Mortgage Capital Corporation

385 East Colorado Boulevard

Pasadena, California 91101

(Address of Registrant’s principal executive offices)

(626) 844-9400

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 under the Securities Exchange Act of 1934).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

As of August 13, 2012, there were 10,343,944 shares, par value $0.01, of the registrant’s common stock issued and outstanding.

Western Asset Mortgage Capital Corporation

Balance Sheets (Unaudited)

(in thousands—except share and per share data)

	June 30, 2012	December 31, 2011
Assets:
Cash and cash equivalents	$26,781	$1
Residential mortgage-backed securities, at fair value ($1,819,089 pledged as collateral, at fair value)	1,918,832	-
Investment related receivables	102,336	-
Accrued interest receivable	7,076	-
Due from counterparties	8,000	-
Derivative assets, at fair value	1,283	-
Other assets	552	-
Total Assets	2,064,860	1

Liabilities and Stockholders’ Equity:
Liabilities:
Borrowings under repurchase agreements	$1,736,493	$-
Investment related payables	106,019	-
Accrued interest payable	1,000	-
Due to counterparties	4,309	-
Derivative liability, at fair value	6,327	-
Accounts payable and accrued expenses	433	-
Payable to related party	1,607	-
Total Liabilities	1,856,188	-

Commitments and contingencies

Stockholders’ Equity:
Common stock, $0.01 par value, 500,000,000 and 100,000 shares authorized, 10,343,944 and 100 shares issued and outstanding, respectively	103	-
Preferred stock, $0.01 par value, 100,000,000 shares authorized and no shares outstanding	-	-
Additional paid-in capital	204,308	1
Retained earnings	4,261	-
Total Stockholders’ Equity	208,672	1
Total Liabilities and Stockholders’ Equity	$2,064,860	$1

See notes to unaudited financial statements.

Western Asset Mortgage Capital Corporation

Statement of Operations (Unaudited)

(in thousands—except share and per share data)

For the period from May 15, 2012 (commencement of operations) through June 30, 2012

Net Interest Income:
Interest income	$6,850
Interest expense	725
Net Interest Income	6,125

Other Income (Loss):
Realized gain on sale of Residential mortgage-backed securities and other securities, net	1,120
Other loss on Residential mortgage-backed securities	(605)
Unrealized gain on Residential mortgage-backed securities and other securities, net	3,925
Loss on derivative instruments (includes ($5,408) mark-to-market adjustments on derivative instruments), net	(5,313)
Other Income (Loss), net	(873)

Operating Expenses:
General and administrative (includes $54 non-cash stock based compensation)	584
Management fee – related party	407
Total Operating Expenses	991

Net income available to Common Stock and participating securities	$4,261

Earnings per Common Share – Basic and Diluted	$0.41

Basic and diluted weighted average number of common shares outstanding	10,334,824

Dividends Declared per Share of Common Stock	$-

See notes to unaudited financial statements.

Western Asset Mortgage Capital Corporation

Statement of Changes in Stockholders’ Equity (Unaudited)

(in thousands—except shares and share data)

	Common Stock		Additional Paid-	Retained
	Shares	Par	In Capital	Earnings	Total
Balance at May 15, 2012 (commencement of operations)	100	$-	$1	$-	$1
Redemption of common stock	(100)	-	(1)	-	(1)
Proceeds from public offering of common stock	8,000,000	80	159,920	-	160,000
Offering costs	-	-	(1,200)	-	(1,200)
Proceeds from private placement of common stock	2,277,830	23	42,588	-	42,611
Warrants	-	-	2,946	-	2,946
Grants of restricted stock	66,114	-	-	-	-
Vesting of restricted stock	-	-	54	-	54
Net income	-	-	-	4,261	4,261
Dividends on common stock	-	-	-	-	-
Balance at June 30, 2012	10,343,944	$103	$204,308	$4,261	$208,672

See notes to unaudited financial statements.

Western Asset Mortgage Capital Corporation

Statement of Cash Flows (Unaudited)

(in thousands)

For the period from May 15, 2012 (commencement of operations) through June 30, 2012
Cash flows from operating activities:
Net income	$4,261
Adjustments to reconcile net income to net cash provided by operating activities:
Premium amortization and (discount accretion), net	2,198
Restricted stock amortization expense	54
Unrealized (gain) loss on Residential mortgage-backed securities and other securities, net	(3,925)
Mark-to-market adjustments on derivative instruments	5,408
Other loss on Residential mortgage-backed securities	605
Realized (gain) loss on sale of Residential mortgage-backed securities and other securities, net	(1,120)
Changes in operating assets and liabilities:
Increase in accrued interest receivable	(7,076)
Increase in other assets	(552)
Increase in accrued interest payable	1,000
Increase in accounts payable and accrued expenses	433
Increase in payable to related party	407
Net cash provided by operating activities	1,693

Cash flows from investing activities:
Purchase of Residential mortgage-backed securities and other securities	(2,158,676)
Proceeds from sale of Residential mortgage-backed securities and other securities	237,390
Principal payments received on Residential mortgage-backed securities and other securities	8,015
Net cash used in investing activities	(1,913,271)

Cash flows from financing activities:
Proceeds from issuance of common stock	160,000
Proceeds from private placements of units and common stock (concurrent with initial public offering)	45,557
Redemption of common stock	(1)
Proceeds from repurchase agreement borrowings	3,192,929
Repayments of repurchase agreement borrowings	(1,456,436)
Due from counterparties	(8,000)
Due to counterparties	4,309
Net cash provided by financing activities	1,938,358

Net increase in cash and cash equivalents	26,780
Cash and cash equivalents beginning of period	1
Cash and cash equivalents end of period	$26,781

Supplemental disclosure of operating cash flow information:
Interest paid	$446
Supplemental disclosure of non-cash financing/investing activities:
Offering costs to be settled with related party	$1,200
Mortgage-backed securities sold, not settled	$102,336
Mortgage-backed securities purchased, not settled	$(106,019)

See notes to unaudited financial statements.

Western Asset Mortgage Capital Corporation

Notes to Financial Statements (Unaudited)

(in thousands- except share and per share data)

The following defines certain of the commonly used terms in these Notes to Financial Statements: “Agency” or “Agencies” refer to a federally chartered corporation, such as the Federal National Mortgage Association (“Fannie Mae” or “FNMA”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac” or “FHLMC”), or an agency of the U.S. Government, such as the Government National Mortgage Association (“Ginnie Mae” or “GNMA”); references to “RMBS” refer to residential mortgage-backed securities, “Agency RMBS” refer to RMBS issued or guaranteed by the Agencies while “ non-Agency RMBS “ refer to RMBS that are not issued or guaranteed by the Agencies; references to “ARMs” refers to adjustable rate mortgages; and references to “Agency Derivatives” or “Agency Interest-Only Strips” refer to interest-only(“IO) and inverse interest-only (“IIO”) securities issued as part of or collateralized with Agency RMBS.

Note 1 – Organization

Western Asset Mortgage Capital Corporation (is referred to throughout this report as the “Company”) is a residential real estate finance company that invests in residential mortgage assets in the United States.  The Company has selectively constructed a portfolio of assets that currently consists of Agency RMBS and that over time may be diversified to cover a broader range of other residential mortgage assets, including non-Agency RMBS, as well as asset-backed securities (“ABS”) and commercial mortgage-backed securities (“CMBS”).

The Company was organized in the state of Delaware on June 3, 2009. The Company filed a Certificate of Dissolution in Delaware on May 5, 2010 and revoked such dissolution by filing a Certificate of Revocation of Dissolution on March 24, 2011. On March 24, 2011, Western Asset Management Company (“WAM”, or the “Manager”), an investment advisor registered with the Securities and Exchange Commission, made a $1,000 initial capital contribution to the Company. WAM is a wholly-owned subsidiary of Legg Mason, Inc and is the external manager of the Company. The Company intends to elect and qualify to be taxed as a real estate investment trust or “REIT” commencing with its taxable year ending December 31, 2012.

Through May 14, 2012, the Company complied with the reporting requirements for development stage enterprises. The Company incurred organizational, accounting and offering costs in connection with the Company’s initial public offering (the “IPO”) of its common stock and concurrent private placements. In accordance with the Management Agreement (as defined herein in Note 8) between the Company and the Manager, the Company will reimburse the Manager for up to $1.2 million of offering and other related organization costs, which have been paid by the Manager, from the proceeds of the IPO and concurrent private placements on May 15, 2012. The Manager has agreed to pay for all costs in excess of $1.2 million. The Company ceased reporting as a development stage company on May 15, 2012.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary have been made to present fairly the Company’s financial position, results of operations and cash flows.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with Article 10 of Regulation S-X and the instructions to Form 10-Q.  These financial statements should be read in conjunction with the Company’s Registration Statement on Form S-11, as originally filed on and declared effective on May 9, 2012 with the Securities and Exchange Commission (“SEC”).  The results of operations for the period ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year or any other future period.

Western Asset Mortgage Capital Corporation

Notes to Financial Statements (Unaudited)

(in thousands- except share and per share data)

The Company currently operates as one business segment.

Cash and Cash Equivalents

The Company considers all highly-liquid short term investments with original maturities of 90 days or less when purchased to be cash equivalents.  Cash and cash equivalents are exposed to concentrations of credit risk. The Company places its cash and cash equivalents with what it believes to be high credit quality institutions. At times such investments may be in excess of the Federal Deposit Insurance Corporation insurance limit.

Classification of mortgage-backed securities and valuations of financial instruments

Mortgage-backed and US Treasury securities - Fair value election

The Company has elected the fair value option for all of its RMBS and US Treasury securities at the date of purchase, which permits the Company to measure these securities at estimated fair value with the change in estimated fair value included as a component of earnings. In the Manager’s view, this election more appropriately reflects the results of the Company’s operations for a particular reporting period, as financial asset fair value changes are presented in a manner consistent with the presentation and timing of the fair value changes of economic hedging instruments.

Balance Sheet Presentation

The Company’s mortgage-backed securities purchases and sales are recorded on the trade date, which results in an investment related payable (receivable) for RMBS purchased (sold) for which settlement has not taken place as of the balance sheet date. The Company’s RMBS pledged as collateral against borrowings under repurchase agreements are included in residential mortgage-backed securities on the balance sheet, with the fair value of such securities pledged disclosed parenthetically.

Valuation of financial instruments

The Company discloses the estimated fair value of its financial instruments according to a fair value hierarchy (Levels I, II, and III, as defined below). In accordance with GAAP, the Company is required to provide enhanced disclosures regarding instruments in the Level III category (which require significant management judgment), including a separate reconciliation of the beginning and ending balances for each major category of assets and liabilities.  GAAP establishes a framework for measuring estimated fair value and expands financial statement disclosure requirements for fair value measurements. GAAP further specifies a hierarchy of valuation techniques, which is based on whether the inputs into the valuation technique are observable or unobservable. The hierarchy is as follows:

Level I — Quoted prices in active markets for identical assets or liabilities.

Level II — Quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level III — Prices are determined using significant unobservable inputs. In situations where quoted prices or observable inputs are unavailable (for example, when there is little or no market activity for an investment at the end of the period), unobservable inputs may be used.

The level in the fair value hierarchy within which a fair measurement in its entirety falls is based on the lowest level input that is significant to the fair value measurement in its entirety.

Western Asset Mortgage Capital Corporation

Notes to Financial Statements (Unaudited)

(in thousands- except share and per share data)

When available, the Company uses quoted market prices to determine the estimated fair value of an asset or liability. If quoted market prices are not available, the Company consults with independent pricing services or third party broker quotes, provided that there is no ongoing material event that affects the issuer of the securities being valued or the market thereof. If there is such an ongoing event, or if quoted market prices are not available, the Company will determine the estimated fair value of the securities using valuation techniques that use, when possible, current market-based or independently-sourced market parameters, such as interest rates.  In the event pricing is based on broker quotes, the Company performs additional analysis on prices received based on broker quotes to validate the prices and adjustments are made as deemed necessary by management to capture current market information.

Valuation techniques for RMBS may be based on models that consider the estimated cash flows of each debt tranche of the issuer, establish a benchmark yield, and develop an estimated tranche-specific spread to the benchmark yield based on the unique attributes of the tranche including, but not limited to, assumptions related to prepayment speed, the frequency of defaults and, for non-Agency RMBS, severity of defaults, and attributes of the collateral underlying such securities. To the extent the inputs are observable and timely, the values would be categorized in Level II of the fair value hierarchy; otherwise they would be categorized as Level III.

The Company will determine the estimated fair value of derivative financial instruments and obtain quotations from a third party to facilitate the process of determining these fair values.

In May 2011, the Board issued amendments, which were adopted by the Company, to achieve common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards. New disclosures, with a particular focus on Level III measurement were required. All transfers between Level I and Level II were required to be disclosed. Information about when the current use of a non-financial asset measured at fair value differs from its highest and best use is to be disclosed. The Company does not hold any Level III assets and therefore, this update has no significant effect on the Company’s financial statements.

Fair value under GAAP represents an exit price in the normal course of business, not a forced liquidation price. If the Company were forced to sell assets in a short period to meet liquidity needs, the prices it receives could be substantially less than their recorded fair values. Furthermore, the analysis of whether it is more likely than not that the Company will be required to sell securities in an unrealized loss position prior to an expected recovery in value (if any), the amount of such expected required sales, and the projected identification of which securities would be sold is also subject to significant judgment, particularly in times of market illiquidity.

Any changes to the valuation methodology will be reviewed by the Company to ensure the changes are appropriate. As markets and products develop and the pricing for certain products becomes more transparent, the Company will continue to refine its valuation methodologies. The methods used by the Company may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Company anticipates that its valuation methods will be appropriate and consistent with other market participants, the use of different methodologies, or assumptions, to determine the estimated fair value of certain financial instruments could result in a different estimate of estimated fair value at the reporting date. The Company uses inputs that are current as of the measurement date, which may include periods of market dislocation, during which price transparency may be reduced.

Interest income recognition

Interest income on mortgage-backed securities is accrued based on the outstanding principal balance and their contractual terms. Premiums and discounts associated with Agency RMBS and, to the extent the Company invests in such assets, non-Agency RMBS rated AA and higher at the time of purchase, are amortized into interest income over the estimated life of such securities using the effective yield method. Adjustments to premium and discount amortization are made for actual prepayment activity.  The Company estimates prepayments for its securities and as a result, if prepayments increase (or are expected to increase), the Company will accelerate the rate of amortization on premiums or discounts and make a retrospective adjustment to historical amortization.  Alternatively, if prepayments decrease (or are expected to decrease) the Company will reduce the rate of amortization on the premiums or discounts and make a retrospective adjustment to historical amortization.

Western Asset Mortgage Capital Corporation

Notes to Financial Statements (Unaudited)

(in thousands- except share and per share data)

To the extent the Company invests in non-Agency RMBS that are purchased at a discount to par value and/or are rated below AA at the time of purchase and Agency Interest-Only Strips that are not classified as a derivative, interest income will be recognized based on the effective yield method.  The effective yield on these securities will be based on the projected cash flows from each security, which will be estimated based on the Company’s observation of the then current information and events and will include assumptions related to interest rates, prepayment rates and the timing and amount of credit losses.  On at least a quarterly basis, the Company will review and, if appropriate, make adjustments to its cash flow projections based on input and analysis received from external sources, internal models, and its judgment about interest rates, prepayment rates, the timing and amount of credit losses, and other factors. Changes in cash flows from those originally projected, or from those estimated at the last evaluation, may result in a prospective change in the yield/interest income recognized on such securities. Actual maturities of the securities will be affected by the contractual lives of the associated mortgage collateral, periodic payments of principal, and prepayments of principal. Therefore, actual maturities of the securities will generally be shorter than stated contractual maturities.

Based on the projected cash flow of any non-Agency RMBS purchased at a discount to par value, the Company may designate a portion of such purchase discount as credit protection against future credit losses and, therefore, not accrete such amount into interest income.  The amount designated as credit discount may be adjusted over time, based on the actual performance of the security, its underlying collateral, actual and projected cash flow from such collateral, economic conditions and other factors.  If the performance of a security with a credit discount is more favorable than forecasted, a portion of the amount designated as credit discount may be accreted into interest income prospectively.

Earnings per share

GAAP requires use of the two-class method of computing earnings per share for all periods presented for each class of common stock and participating securities as if all earnings for the period had been distributed.  Under the two-class method, during periods of net income, the net income is first reduced for dividends declared on all classes of securities to arrive at undistributed earnings.  During periods of net losses, the net loss is reduced for dividends declared on participating securities only if the security has the right to participate in the earnings of the entity and an objectively determinable contractual obligation to share in net losses of the entity.

The remaining earnings are allocated to common stockholders and participating securities, to the extent that each security shares in earnings, as if all of the earnings for the period had been distributed.  Each total is then divided by the applicable number of shares to arrive at basic earnings per share.  For the diluted earnings, the denominator includes all outstanding common shares and all potential common shares assumed issued if they are dilutive.  The numerator is adjusted for any changes in income or loss that would result from the assumed conversion of these potential common shares.

Due from counterparties/Due to counterparties

Due from counterparties represents cash posted with its counterparties as collateral for the Company’s interest rate swaps and repurchase agreements. Due to counterparties represents cash posted with the Company by its counterparties as collateral under the Company’s interest rate swaps and repurchase agreements. Due from counterparties and Due to counterparties is carried at cost, which approximates fair value.

Hedging instruments and hedging activities

Subject to maintaining its qualification as a REIT for U.S. federal income tax purposes, the Company utilizes derivative financial instruments, including interest rate swaps, U.S. treasuries and Agency Interest-Only Strips to hedge the interest rate risk associated with its portfolio and related borrowings. Derivatives will be used for hedging purposes rather than speculation. The Company will determine the estimated fair value of its derivative positions and obtain quotations from a third party to facilitate the process of determining these estimated fair values. If the Company’s hedging activities do not achieve the desired results, reported earnings may be adversely affected.

Western Asset Mortgage Capital Corporation

Notes to Financial Statements (Unaudited)

(in thousands- except share and per share data)

GAAP requires an entity to recognize all derivatives as either assets or liabilities and to measure those instruments at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives are classified as either hedges of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge) or hedges of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge).  Fair value adjustments are recorded in earnings immediately, if the Company does not elect hedge accounting for a derivative instrument.

The Company elected not to apply hedge accounting for its derivative instruments and records the change in estimated fair value and net interest rate swap payments (including accrued amounts) related to interest rate swaps in earnings.

The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For stock-based derivative financial instruments, the Company uses a variation of the adjusted Black-Scholes option valuation model to value the derivative instruments at inception. In addition, certain of the Company’s Agency Interest-Only Strips may be considered derivatives for GAAP purposes.

Repurchase agreements

Mortgage-backed securities sold under repurchase agreements are treated as collateralized financing transactions, unless they meet sales treatment. Securities financed through a repurchase agreement remain on the Company’s balance sheet as an asset and cash received from the lender is recorded in the Company’s balance sheet as a liability. Interest paid in accordance with repurchase agreements is recorded as interest expense.

In instances where the Company acquires securities through repurchase agreements with the same counterparty from which the securities were purchased, the Company will account for the purchase commitment and repurchase agreement on a net basis and record a forward commitment to purchase securities as a derivative instrument if the transaction does not comply with the criteria for gross presentation. Such forward commitments will be recorded at fair value with subsequent changes in fair value recognized in income. Additionally, the Company will record the cash portion of its investment in securities as a mortgage-related receivable from the counterparty on its balance sheet. If the transaction complies with the criteria for gross presentation, the Company will record the assets and the related financing on a gross basis in its balance sheet and the corresponding interest income and interest expense in its statement of operations.

Share-based compensation

The Company accounts for share-based compensation to its independent directors, to its employees, to its Manager and to employees of its Manager and its affiliates using the fair value based methodology prescribed by GAAP.  Compensation cost related to restricted common stock issued to the Company’s independent directors and employees of the Company is measured at its estimated fair value at the grant date, and amortized into expense over the vesting period on a straight-line basis. Compensation costs related to restricted common stock issued to the Manager and to employees of the Manager and its affiliates will initially be measured at estimated fair value at the grant date, and amortized into expense over the vesting period on a straight-line basis and remeasured on subsequent dates to the extent the awards are unvested.

Western Asset Mortgage Capital Corporation

Notes to Financial Statements (Unaudited)

(in thousands- except share and per share data)

Warrants

The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations.  Financial instruments without these features are recorded as a component of equity.  For the Company’s warrants, the Company uses a variation of the adjusted Black-Scholes option valuation model to record the financial instruments at their relative fair values at issuance. The warrants issued with the Company’s common stock in the private placement to certain accredited institutional investors have been evaluated by the Company and have been recorded at their relative fair value as a component of equity.

Income taxes

The Company intends to elect and qualify to be taxed as a REIT commencing with its taxable year ending December 31, 2012. Accordingly, the Company will generally not be subject to corporate U.S. federal or state income tax to the extent that the Company makes qualifying distributions to stockholders, and provided that the Company satisfies, on a continuing basis, through actual investment and operating results, the REIT requirements including certain asset, income, distribution and stock ownership tests. If the Company fails to qualify as a REIT, and does not qualify for certain statutory relief provisions, the Company will be subject to U.S. federal, state and local income taxes and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year in which the Company lost its REIT qualification. Accordingly, the failure to qualify as a REIT could have a material adverse impact on the Company’s results of operations and amounts available for distribution to stockholders.

The dividends paid deduction for qualifying dividends paid to stockholders is computed using the Company’s taxable income as opposed to net income reported on the financial statements. Taxable income, generally, will differ from net income reported on the financial statements because the determination of taxable income is based on tax provisions and not GAAP.

The Company may create and elect to treat certain subsidiaries as Taxable REIT Subsidiaries (“TRS”). In general, a TRS may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business. A TRS is subject to U.S. federal, state and local corporate income taxes and its value may not exceed 25% of the value of the Company.  As of June 30, 2012, the Company does not have a TRS.

While a TRS will generate net income, a TRS can declare dividends to the Company, which will be included in the Company’s taxable income and necessitate a distribution to the Company’s stockholders. Conversely, if the earnings are retained at a TRS level, no distribution is required, thereby increasing the book equity of the Company.

The Company evaluates uncertain tax positions, if any, and classifies interest and penalties, if any, related to unrecognized tax benefits as a component of provision for income taxes.

Offering costs

Offering costs incurred by the Company in connection with the IPO and concurrent private placements are reflected as a reduction of additional paid-in-capital.

Accounting standards applicable to emerging growth companies

The JOBS Act contains provisions that relax certain requirements for “emerging growth companies”, which includes us. For as long as the Company is an emerging growth company, which may be up to five full fiscal years, unlike other public companies, the Company will not be required to: (i) comply with any new or revised financial accounting standards applicable to public companies until such standards are also applicable to private companies under Section 102(b)(1) of the JOBS Act; (ii) provide an auditor’s attestation report on management’s assessment of the effectiveness of the Company’s system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act; (iii) comply with any new requirements adopted by the PCAOB requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer; or (iv) comply with any new audit rules adopted by the PCAOB after April 5, 2012, unless the SEC determines otherwise.

Western Asset Mortgage Capital Corporation

Notes to Financial Statements (Unaudited)

(in thousands- except share and per share data)

As noted above, under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards that have different effective dates for public and private companies until such time as those standards apply to private companies. The Company intends to take advantage of such extended transition period. Since the Company will not be required to comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies, its financial statements may not be comparable to the financial statements of companies that comply with public company effective dates. If the Company were to elect to comply with these public company effective dates, such election would be irrevocable pursuant to Section 107 of the JOBS Act.

Recent accounting pronouncements

Accounting Standards to be Adopted in Future Periods

In May 2011, the FASB issued guidance that clarifies its intent regarding the application of existing fair value measurement requirements including: 1) prohibiting the inclusion of block discounts in all fair value measurements, not just Level I measurements; 2) adding guidance on when to include other premiums and discounts in fair value measurements;  3) clarifying that the concepts of “highest and best use” and “valuation premise” apply only when measuring the fair value of non-financial assets and 4) adding an exception that allows the measurement of a group of financial assets and liabilities with offsetting risks (e.g., a portfolio of derivative contracts) at their net exposure to a particular risk if certain criteria are met. For non-public entities, this guidance is effective for fiscal years beginning after December 15, 2011. The Company does not hold any Level III assets and therefore, this update will have no significant effect on the Company’s financial statements.

In December 2011, the FASB issued guidance requiring additional disclosure information about offsetting and related arrangements.  Entities will be required to disclose both gross information and net information about both instruments and transactions eligible for offset in the balance sheet as well as instruments and transactions subject to an agreement similar to a master netting arrangement.  This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements.  The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards (“IFRS”).  The guidance is effective for periods beginning on or after January 1, 2013 and interim periods within those annual periods. While this guidance may result in certain additional disclosures, it is not expected to have a material impact on the Company’s financial statements.

Note 3 – Fair Value of Financial Instruments

Fair Value Accounting Elections

The Company has elected the fair value option for all of its RMBS and as a result, all changes in the estimated fair value of such securities are reflected in the results of operations.

Western Asset Mortgage Capital Corporation

Notes to Financial Statements (Unaudited)

(in thousands- except share and per share data)

Financial Instruments carried at Fair Value

The following tables present the Company’s financial instruments carried at fair value as of June 30, 2012, based upon the valuation hierarchy:

	Estimated Fair Value
	Level I	Level II	Level III	Total
Asset
Agency RMBS	$-	$1,891,988	$-	$1,891,988
Agency interest-only strips accounted for as derivatives, included in RMBS	-	26,844	-	26,844
Derivative assets	-	1,283	-	1,283
Total	$-	$1,920,115	$-	$1,920,115

Liabilities
Derivative liabilities	$-	$6,327	$-	$6,327
Total	$-	$6,327	$-	$6,327

The Company uses third party pricing services to price its RMBS and derivative instruments. The Company compares this pricing to pricing from other third party pricing services to validate the reasonableness of the pricing obtained from the primary pricing service for its RMBS and derivative instruments. .

Other Fair Value Disclosures

Cash and cash equivalents on the Company’s balance sheet are reflected at cost which approximates estimated fair value.

The fair value of the repurchase agreements is based on an expected present value technique. This method discounts future estimated cash flows using rates the Company determined best reflect current market interest rates that would be offered for loans with similar characteristics and credit quality. The use of different market assumptions or estimation methodologies could have a material effect on the estimated fair value amounts. At June 30, 2012, the Company’s repurchase agreements had a fair value of approximately $1.7 billion and a carrying value of approximately $1.7 billion.

Note 4 – Residential Mortgage-Backed Securities

The following table presents certain information about the Company’s investment portfolio at June 30, 2012:

	Principal Balance (1)	Unamortized Premium (Discount), net	Amortized Cost (1)	Unrealized Gain (Loss), net	Estimated Fair Value (1)	Net Weighted Average Coupon (2)	Weighted Average Yield (3)
Agency RMBS:
30-Year Mortgage	$1,440,818	$87,234	$1,528,052	$3,930	$1,531,982	3.8%	2.8%
20-Year Mortgage	210,990	13,070	224,060	(340)	223,720	3.6%	2.4%
CMO – Fixed rate	66,000	11,124	77,124	(316)	76,808	6.5%	4.9%
IOs and IIOs (4)	-	-	58,827	651	59,478	4.3%	8.6%
Agency interest-only strips accounted for as derivatives (4)	-	-		-	26,844	4.2%(5)	1.6%
Total	$1,717,808	$111,428	$1,888,063	$3,925	1,918,832	4.0%	3.0%

(1) Includes unsettled purchases with an aggregate cost of $105,912 and estimated fair value of $106,019 at June 30, 2012.

(2) Net weighted average coupon as of June 30, 2012 is presented, net of servicing and other fees.

(3) Weighted average yield as of June 30, 2012 incorporates estimates for future prepayment and loss assumptions.

(4) IOs and IIOs and Agency interest-only strips accounted for as derivatives have no principal balances and bear interest based on a notional balance. The notional balance is used solely to determine interest distributions on interest-only class of securities.

(5) Interest on these securities is reported as a component of Loss on derivative instruments.

Western Asset Mortgage Capital Corporation

Notes to Financial Statements (Unaudited)

(in thousands- except share and per share data)

Weighted average expected remaining term to maturity of the investment portfolio is 5.6 years.

The components of the carrying value of the Company’s investment portfolio are as follows:

June 30, 2012

Principal balance	$1,717,808
Amortized cost of IOs and IIOs	58,827
Carrying value of Agency interest-only strips accounted for as derivatives	26,844
Unamortized premium	111,428
Unamortized discount	-
Gross unrealized gains	6,543
Gross unrealized losses	(2,618)
Estimated fair value	$1,918,832

As of June 30, 2012, the Company held Agency RMBS with a fair value of approximately $641.2 million in an unrealized loss position of approximately $2.6 million.  As of June 30, 2012, the Company held no investments in an unrealized loss position for greater than one year.  At June 30, 2012, the Company did not intend to sell any of its Agency RMBS that were in an unrealized loss position, and it is “more likely than not” that the Company will not be required to sell these Agency RMBS before recovery of their amortized cost basis, which may be at their maturity.

The Company assesses its Agency RMBS for other-than-temporary impairment on at least a quarterly basis. When the fair value of an investment is less than its amortized cost at the balance sheet date of the reporting period for which impairment is assessed, the impairment is designated as either “temporary” or “other-than-temporary.” In deciding on whether or not a security is other than temporarily impaired, the Company considers several factors, including the nature of the investment, communications from the trustees of securitizations regarding the credit quality of the security, the severity and duration of the impairment, the cause of the impairment, and the Company’s intent that it is more likely than not that the Company can hold the security until recovery of its cost basis. The Company did not have other than temporary impairments for the period from May 15, 2012 (commencement of operations) through June 30, 2012.

For non-Agency RMBS that are purchased at a discount to par value and/or are rated below AA at the time of purchase and Agency interest-rate strips (IOs and IIOs) that are not classified as derivatives, an other-than-temporary impairment is deemed to have occurred when there is an adverse change in the expected cash flows (principal or interest) to be received and the fair value of the beneficial interest is less than its carrying amount. These adjustments are reflected in the Company’s Statement of Operations as Other loss on Residential mortgage-backed securities. In determining whether an adverse change in cash flows occurred, the present value of the remaining cash flows, as estimated at the initial transaction date (or the last date previously revised), was compared to the present value of the expected cash flows at the current reporting date.  The estimated cash flows reflect those a “market participant” would use and were discounted at a rate equal to the current effective yield. If an other-than-temporary impairment was recognized as a result of this analysis, the yield was changed to the market rate. The last revised estimated cash flows were then used for future impairment analysis purposes.

Western Asset Mortgage Capital Corporation

Notes to Financial Statements (Unaudited)

(in thousands- except share and per share data)

The following table presents components of interest income on the Company’s Agency RMBS.

	For the period from May 15, 2012 (commencement of operations) through June 30, 2012

	Coupon	Net (Premium) Discount	Interest
	Interest	Amortization	Income
Agency RMBS	$9,048	$(2,198)	$6,850
Total	$9,048	$(2,198)	$6,850

Note 5 – Borrowings Under Repurchase Agreements

As of June 30, 2012, the Company had master repurchase agreements with nine (9) counterparties, and was in discussions with additional counterparties, to finance substantially its entire Agency RMBS portfolio.  As of June 30, 2012, the Company had borrowings under repurchase agreements with nine (9) counterparties.  For the period from May 15, 2012 (commencement of operations) through June 30, 2012, the Company had average borrowings under its repurchase agreements of approximately $1.5 billion and had a maximum month-end balance during the period of approximately $1.7 billion.

The repurchase agreements bear interest at a contractually agreed-upon rate and typically have terms ranging from one month to three months.  The Company’s repurchase agreement borrowings are accounted for as secured borrowings given that the Company maintains effective control of the financed assets.  Under the repurchase agreements, the respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets would require the Company to post additional securities as collateral, pay down borrowings or establish cash margin accounts with the counterparties in order to re-establish the agreed-upon collateral requirements, referred to as margin calls.  The inability of the Company to post adequate collateral for a margin call by the counterparty could result in a condition of default under the Company’s repurchase agreements, thereby enabling the counterparty to liquidate the collateral pledged by the Company, which may have an adverse effect on the Company’s financial condition and results of operations.

Further, if the Company is unable to renew, replace or expand repurchase financing with other sources of financing on substantially similar terms it may have an adverse effect on the Company’s business and results of operations, due to the long term nature of the Company’s investments and relatively short- term maturities of the Company’s repurchase agreements.  The financial covenants of certain of the repurchase agreements require the Company to maintain certain equity and leverage metrics. The Company is in compliance with these covenants at June 30, 2012.

Western Asset Mortgage Capital Corporation

Notes to Financial Statements (Unaudited)

(in thousands- except share and per share data)

The following table summarizes certain characteristics of the Company’s repurchase agreements at June 30, 2012:

RMBS Pledged	Repurchase Agreement Borrowings	Weighted Average Interest Rate on Borrowings Outstanding at end of period	Weighted Average Remaining Maturity (days)
Agency RMBS	$1,736,493	0.42%	54
Total	$1,736,493	0.42%	54

Note 6 – Collateral Positions

The following tables summarize the Company’s collateral positions, with respect to its borrowings under repurchase agreements, derivatives and clearing margin account at June 30, 2012:

	Assets Pledged- Fair Value	Amortized Cost	Accrued Interest	Fair Value of Assets Pledged and Accrued Interest
Assets pledged for borrowings under repurchase agreements:
Agency RMBS	$1,819,089	$1,815,774	$5,397	$1,824,486
Cash collateral for derivatives (1):	8,000	-	-	8,000
Total	$1,827,089	$1,815,774	$5,397	$1,832,486

(1)  Cash posted as collateral is included in Due from counterparties on the Company’s balance sheet.

A reduction in the value of pledged assets typically results in the repurchase agreement counterparty initiating a daily margin call.  At June 30, 2012, Agency RMBS held by counterparties as security for repurchase agreements totaled approximately $1.8 billion. Cash collateral held by counterparties at June 30, 2012 was $8.0 million. In addition, the Company’s counterparties have posted cash of $4.3 million as collateral under the Company’s interest rate swaps and repurchase agreements, which is included in Due to counterparties in the balance sheet.

Note 7 – Derivative Instruments

The Company’s derivatives currently include interest rate swaps (“interest rate swaps”) and Agency Interest-Only Strips that are classified as derivatives.

Interest rate swaps

The Company is exposed to certain risk arising from both its business operations and economic conditions.  Specifically, the Company’s primary source of debt funding is repurchase agreements and the Company enters into derivative financial instruments to manage exposure to variable cash flows on portions of its borrowings under those repurchase agreements.  Since the interest rates on repurchase agreements typically change with market interest rates such as the London interbank offered rate or LIBOR, the Company is exposed to constantly changing interest rates, which accordingly affects cash flows associated with these rates on its borrowings.  To mitigate the effect of changes in these interest rates, the Company enters into interest rate swap agreements (“interest rate swaps”) which help to mitigate the volatility in the interest rate exposures and their related cash flows.  Interest rate swaps involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the interest rate swap without exchange of the underlying notional amount.

While the Company has not elected to account for its interest rate swap derivative instruments as “hedges” under GAAP, it does not use derivatives for speculative purposes, but rather uses such instruments to manage interest rate risk and views them as economic hedges.  Changes in the estimated fair value of derivatives not designated in hedging relationships are recorded directly in earnings together with or including periodic net interest settlement amounts.

Western Asset Mortgage Capital Corporation

Notes to Financial Statements (Unaudited)

(in thousands- except share and per share data)

The Company’s interest rate swap derivative instruments consist of the following at June 30, 2012:

	Notional Amount	Estimated Fair Value	Accrued Interest
Interest rate swaps, assets	$89,000	$1,283	$95
Interest rate swaps, liabilities	926,500	(6,327)	627
Total derivative instruments	$1,015,500	$(5,044)	$722

The following table summarizes the average fixed pay rate and average maturity for the Company’s interest rate swaps as of June 30, 2012:

Term to Maturity	Notional Amount	Average Fixed Pay Rate	Average Maturity (Years)
Greater than 1 year and less than 3 years	$320,000	0.7%	2.4
Greater than 3 years and less than 5 years	165,000	1.1	4.6
Greater than 5 years	530,500	1.8	10.0
Total	$1,015,500	1.3%	6.7

As of June 30, 2012, approximately 22% of these instruments are forward starting swaps (approximately one year forward). The Company’s agreements with certain of its interest rate swap counterparties may be terminated at the option of the counterparty if we do not maintain certain equity and leverage metrics. Through June 30, 2012, the Company was in compliance with the terms of such financial tests.

As of June 30, 2012, the estimated fair value of derivatives in a net liability position, which includes accrued interest, related to these agreements was approximately $6.7 million.  The Company has minimum collateral posting thresholds with certain of its derivative counterparties, for which it typically pledges cash.  As of June 30, 2012, the Company had cash pledged as collateral of $8.0 million, which is reported on the balance sheet as Due from counterparties.  If the Company had breached any of these provisions at June 30, 2012, it could have been required to settle its obligations under the agreements at their termination value of approximately $6.7 million.

Agency Interest-Only Strips

The Company also invests in Agency Interest-Only Strips. The Company has evaluated the terms and conditions of its holdings of Agency Interest-Only Strips to determine if these instruments have the characteristics of investments or would be considered derivatives under GAAP.  Accordingly, interest-only strips having the characteristics of derivatives have been accounted for at fair value with changes in recognized in Loss on derivative instruments in the Statement of Operations, along with any interest received. The carrying value of these Agency Interest-Only Strips is included in Residential mortgage-backed securities on the balance sheet.

The following table summarizes the amounts recognized on the statements of operations related to the Company’s derivative instruments for the period from May 15, 2012 (commencement of operations) through June 30, 2012:

Derivative Instrument	Interest Income (expense), net	Mark-to-market adjustments on derivative instruments	Loss on derivative instruments
Interest rate swaps(1)	$(722)	$(5,044)	$(5,766)
Agency Interest-Only Strips(2)	817	(364)	453
Total	$95	$(5,408)	$(5,313)

(1) Interest income (expense), net on interest rate swaps represents the net amount paid, including accrued amounts, for swaps during the period and realized gains (losses) on swap terminations.

(2) Interest Income (expense), net on Agency Interest-Only Strips represents interest income on these securities based on the actual coupon.

Western Asset Mortgage Capital Corporation

Notes to Financial Statements (Unaudited)

(in thousands- except share and per share data)

Note 8 — Related Party Transactions

Management Agreement

In connection with the Company’s initial public offering (the “IPO”) in May 2012, the Company entered into a management agreement (the “Management Agreement”) with the Manager, which describes the services to be provided by the Manager and compensation for such services.  The Manager is responsible for managing the Company’s operations, including: 1) performing all of its day-to-day functions other than those provided by the Company’s chief financial officer; (2) determining investment criteria in conjunction with the board of directors; (3) sourcing, analyzing and executing investments, asset sales and financings; (4) performing asset management duties; and (5) performing financial and accounting management, subject to the direction and oversight of the Company’s board of directors. Pursuant to the terms of the Management Agreement, the Manager is paid a management fee equal to 1.50% per annum of the Company’s adjusted stockholders’ equity, calculated and payable (in cash) quarterly in arrears. For purposes of calculating the management fee, “adjusted stockholders’ equity” means the sum of the net proceeds from any issuances of the Company’s equity securities since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus retained earnings, calculated in accordance with GAAP, at the end of the most recently completed fiscal quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less any amount paid for repurchases of the Company’s shares of common stock, excluding any unrealized gains, losses or other non-cash items that have impacted stockholder’s equity as reported in the Company’s financial statements prepared in accordance with GAAP, regardless of whether such items are included in other comprehensive income or loss, or in net income, and excluding one-time events pursuant to changes in GAAP and certain other non-cash charges after discussions between the Manager and the Company’s independent directors and after approval by a majority of the Company’s independent directors. However, if the Company’s stockholders’ equity for any given quarter is negative based on the calculation described above, the Manager will not be entitled to receive any management fee for that quarter.

In addition, the Company may be required to reimburse the Manager for certain expenses as described below. Expense reimbursements to the Manager are made in cash on a monthly basis following the end of each month. The Company’s reimbursement obligation is not subject to any dollar limitation. Because the Manager’s personnel perform certain legal, accounting, due diligence tasks and other services that outside professionals or outside consultants otherwise would perform, the Manager may be paid or reimbursed for the documented cost of performing such tasks, provided that such costs and reimbursements are in amounts which are no greater than those which would be payable to outside professionals or consultants engaged to perform such services pursuant to agreements negotiated on an arm’s-length basis.

The Management Agreement may be amended, supplemented or modified by agreement between the Company and the Manager. The initial term of the Management Agreement expires on May 15, 2015 and it is automatically renewed for one-year terms on each anniversary thereafter unless previously terminated as described below. The Company’s independent directors will review the Manager’s performance and any fees payable to the Manager annually and, following the initial term, the Management Agreement may be terminated annually upon the affirmative vote of at least two-thirds of the Company’s independent directors, based upon: (1) the Manager’s unsatisfactory performance that is materially detrimental to the Company; or (2) the Company’s determination that any fees payable to the Manager are not fair, subject to the Manager’s right to prevent such termination due to unfair fees by accepting a reduction of management fees agreed to by at least two-thirds (2/3) of the Company’s independent directors. The Company will provide the Manager 180 days prior notice of any such termination. Unless terminated for cause, the Company will pay the Manager a termination fee equal to three (3) times the average annual management fee earned by the Manager during the prior 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination.

Western Asset Mortgage Capital Corporation

Notes to Financial Statements (Unaudited)

(in thousands- except share and per share data)

The Company may also terminate the Management Agreement at any time, including during the initial term, without the payment of any termination fee, with 30 days prior written notice from the Company’s board of directors for cause, which will be determined by a majority of the Company’s independent directors, which is defined as: i) the Manager’s continued material breach of any provision of the Management Agreement (including the Manager’s failure to comply with the Company’s investment guidelines); ii) the Manager’s fraud, misappropriation of funds, or embezzlement against the Company; iii) the Manager’s gross negligence in the performance of its duties under the Management Agreement; iv) the occurrence of certain events with respect to the bankruptcy or insolvency of the Manager, including an order for relief in an involuntary bankruptcy case or the Manager authorizing or filing a voluntary bankruptcy petition; v) the Manager is convicted (including a plea of nolo contendere) of a felony; or vi) the dissolution of the Manager.

For the period from May 15, 2012 (commencement of operations) through June 30, 2012, the Company incurred approximately $0.4 million in management fees.  In addition to the management fee, the Company is also responsible for reimbursing the Manager for certain expenses paid by the Manager on behalf of the Company and for certain services provided by the Manager to the Company.  For the period from May 15, 2012 (commencement of operations) through June 30, 2012, the Manager did not request reimbursement from the Company for any such expenses.  Notwithstanding the foregoing, any such expenses incurred by the Manager and reimbursed by the Company are typically included in the Company’s general and administrative expense on its statement of operations, or may be reflected on the balance sheet and associated statement of changes in stockholders’ equity, based on the nature of the item.  At June 30, 2012, approximately $0.4 million for management fees incurred but not yet paid was included in payable to related party on the balance sheet.

Offering Costs

For the period from May 15, 2012 (commencement of operations) through June 30, 2012, the Company incurred $1.2 million of offering costs in connection with the Company’s IPO of its common stock and concurrent private placements. The Manager has agreed to pay for all costs in excess of $1.2 million. At June 30, 2012, $1.2 million of these costs is included in payable to related party on the balance sheet.

Note 9 – Share-Based Payments

In conjunction with the Company’s IPO and concurrent private placement, the Company’s board of directors approved the Western Asset Mortgage Capital Corporation Equity Plan (the “Equity Plan “) and the Western Asset Manager Equity Plan (the “Manager Equity Plan” and collectively the “Equity Incentive Plans”).

On May 15, 2012, the Company granted 51,159 shares of restricted common stock to the Manager under the Manager Equity Plan that is equal to 0.5% of the aggregate number of shares of common stock sold in the IPO and units sold in the concurrent private placement to certain institutional accredited investors. These shares vest on each of the first, second and third anniversaries of the grant date.

On May 15, 2012, the Company granted a total of 4,500 shares (1,500 each) of restricted common stock under the Equity Plan to the Company’s three independent directors. These restricted shares will vest in full on the first anniversary of the grant date.

Western Asset Mortgage Capital Corporation

Notes to Financial Statements (Unaudited)

(in thousands- except share and per share data)

On June 25, 2012, the Company granted 10,455 shares of restricted common stock to its Chief Financial Officer under the Equity Plan.  One-third of these restricted shares will vest on January 1, 2013, one-third will vest on January 1, 2014 and the remaining one-third will vest on January 1, 2015.

The Equity Incentive Plans include provisions for grants of restricted common stock and other equity-based awards to the Manager, its employees and employees of its affiliates and to the Company’s directors, officers and employees. The Company can issue up to 3.0% of the total number of issued and outstanding shares of our common stock (on a fully diluted basis) at the time of each award (other than any shares issued or subject to awards made pursuant to one of our Equity Incentive Plans) under these Equity Incentive Plans. There are 308,335 shares of common stock initially reserved for issuance under the Equity Incentive Plans. The Company recognized stock-based compensation expense of approximately $54 thousand for the period from May 15, 2012 (commencement of operations) through June 30, 2012.

All restricted common shares granted possess all incidents of ownership, including the right to receive dividends and distributions, and the right to vote. The awards agreements includes restrictions whereby the restricted shares cannot be sold, assigned, transferred, pledged, hypothecated or otherwise disposed of prior to the lapse of restrictions under the respective award agreement. The restrictions lapse on the unvested restricted shares awarded when vested, subject to the grantee’s continuing to provide services to the Company as of the vesting date.  Unvested restricted shares and rights to dividends thereon are forfeited upon termination of grantee.

The following is a summary of restricted common stock vesting dates as of June 30, 2012:

Vesting Date	Shares Vesting
January 2013	3,485
May 2013	21,553
January 2014	3,485
May 2014	17,053
January 2015	3,485
May 2015	17,053
66,114

Note 10 – Initial Public Offering and Private Placements

On May 9, 2012, the Company entered into: (i) a binding underwriting agreement with a group of underwriters to sell 8.0 million shares of the Company’s common stock for $20.00 per share for an aggregate offering price of $160.0 million; (ii) unit purchase agreements, pursuant to a private placement, with certain institutional accredited investors to sell 2,231,787 warrant units for $20.00 per unit for an aggregate offering price of approximately $44.6 million; and (iii) an agreement to sell 46,043 shares of the Company’s common stock, for $20.00 per share to our Manager’s deferred compensation plan in another private placement for an aggregate offering price of approximately $0.9 million.

Each of the aforementioned warrant units consist of one share of our common stock and a warrant to purchase 0.5 of a share of our common stock. Each warrant has an exercise price of $20.50 per share, subject to adjustment upon the occurrence of customary events triggering an anti-dilution adjustment and certain sales of the Company’s common stock and subject to certain limitations on exercise.  The warrants expire on May 15, 2019.

In summary, the net proceeds to the Company from the IPO and two private placements were approximately $204.4 million, net of offering expenses of $1.2 million for which the Company agreed to be responsible.  The Manager agreed to be responsible for: (i) all offering expenses in excess of $1.2 million; and (ii) the underwriting discount and other costs in the IPO and the placement agent fees in the two private placements (in the aggregate, approximately $7.8 million).

Western Asset Mortgage Capital Corporation

Notes to Financial Statements (Unaudited)

(in thousands- except share and per share data)

Note 11 – Net Income per Common Share

The table below presents basic and diluted net income per share of common stock for the period from May 15, 2012 (commencement of operations) through June 30, 2012:

Numerator:
Net income attributable to common stockholders and participating securities for basic and diluted earnings per share	$4,261

Denominator:
Weighted average shares of common stock outstanding	10,277,830
Weighted average participating securities	56,994
Denominator for basic and diluted earnings per share—weighted average shares of common stock outstanding and common stock equivalents outstanding	10,334,824

Basic and diluted net income per weighted average share of common stock	$0.41

Note 12 – Income Taxes

Based on the Company’s analysis of any potential uncertain income tax positions, the Company concluded that it does not have any uncertain tax positions that meet the recognition or measurement criteria as of June 30, 2012.  In the event that the Company incurs income tax related interest and penalties, the Company’s policy is to classify them as a component of provision for income taxes.

Note 13 – Subsequent Events

On July 26, 2012, the Company declared a dividend of $0.38 per share with a record date of August 6, 2012 and a payment date of August 14, 2012.

ITEM 2.             Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING INFORMATION

The Company makes forward-looking statements herein and will make forward-looking statements in future filings with the Securities and Exchange Commission (the “SEC”), press releases or other written or oral communications within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  For these statements, the Company claims the protections of the safe harbor for forward-looking statements contained in such Section.  Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond the Company’s control.  These forward-looking statements include information about possible or assumed future results of the Company’s business, financial condition, liquidity, results of operations, plans and objectives.  When the Company uses the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions, the Company intends to identify forward-looking statements.  Statements regarding the following subjects, among others, may be forward-looking: market trends in the Company’s industry, interest rates, real estate values, the debt securities markets, the U.S. housing market or the general economy or the demand for residential mortgage loans; the Company’s business and investment strategy; the Company’s projected operating results; actions and initiatives of the U.S. Government and changes to U.S. Government policies and the execution and impact of these actions, initiatives and policies; the state of the U.S. economy generally or in specific geographic regions; economic trends and economic recoveries; the Company’s ability to obtain and maintain financing arrangements, including securitizations; the currently attractive Agency RMBS return dynamics available; the level of government involvement in the U.S. mortgage market; the anticipated default rates on Agency and non-Agency RMBS; the loss severity on non-Agency RMBS; the return of the non-Agency RMBS securitization market; general volatility of the securities markets in which the Company participates; changes in the value of the Company’s assets; the Company’s expected portfolio of assets; the Company’s expected investment and underwriting process; interest rate mismatches between the Company’s target assets and any borrowings used to fund such assets; changes in interest rates and the market value of the Company’s target assets; changes in prepayment rates on the Company’s target assets; effects of hedging instruments on the Company’s target assets; rates of default or decreased recovery rates on the Company’s target assets; the degree to which the Company’s hedging strategies may or may not protect the Company from interest rate volatility; impact of and changes in governmental regulations, tax law and rates, accounting guidance and similar matters; the Company’s ability to maintain the Company’s qualification as a REIT for U.S. federal income tax purposes; the Company’s ability to maintain its exemption from registration under the Investment Company Act of 1940, as amended (the “1940 Act”); availability of opportunities to acquire Agency RMBS, non-Agency RMBS, residential mortgage loans and other residential mortgage assets; availability of qualified personnel; estimates relating to the Company’s ability to make distributions to its stockholders in the future; and the Company’s understanding of its competition.

The forward-looking statements are based on the Company’s beliefs, assumptions and expectations of its future performance, taking into account all information currently available to it.  Forward-looking statements are not predictions of future events.  These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to the Company.  See “Risk Factors” in the Company’s Registration Statement on Form S-11, as originally filed on and declared effective on May 9, 2012 with the SEC.  These and other risks, uncertainties and factors, including those described in the annual, quarterly and current reports that the Company files with the SEC, could cause its actual results to differ materially from those included in any forward-looking statements the Company makes.  All forward-looking statements speak only as of the date they are made.  New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect the Company.  Except as required by law, the Company is not obligated to, and does not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion should be read in conjunction with the Company’s financial statements and the accompanying notes to the Company’s financial statements, which are included in Item 1 of this Quarterly Report on Form 10-Q, as well as the information contained in the Company’s Registration Statement on Form S-11, as originally filed on and declared effective on May 9, 2012 with the SEC.

Overview

Western Asset Mortgage Capital Corporation (the “Company” unless otherwise indicated or except where the context otherwise requires “we”, “us” or “our”) is primarily focused on investing in, financing and managing Agency RMBS. Although our core investment strategy is focused on Agency RMBS, we may opportunistically supplement our portfolio with non-Agency RMBS, CMBS and ABS, which we refer to as our Potential Target Assets. We finance investments in Agency RMBS and our potential target assets primarily through the use of repurchase agreements.

We are organized as a Delaware corporation. We intend to elect and qualify to be taxed as a REIT, commencing with our taxable year ending December 31, 2012. We generally will not be subject to U.S. federal income taxes on our taxable income to the extent that we annually distribute all of our net taxable income to stockholders and maintain our intended qualification as a REIT. We also intend to operate our business in a manner that will permit us to maintain our exemption from registration under the 1940 Act.

We are externally managed and advised by Western Asset Management Company (“WAM”, or the “Manager”), an SEC-registered investment advisor and a wholly-owned subsidiary of Legg Mason. Our Manager is responsible for administering our business activities and our day-to-day operations, subject to the supervision of our board of directors.  On May 9, 2012, we entered into: (i) a binding underwriting agreement with a group of underwriters to sell 8.0 million shares of our common stock for $20.00 per share for an aggregate offering price of $160.0 million; (ii) unit purchase agreements, pursuant to a private placement, with certain institutional accredited investors to purchase 2,231,787 warrant units for $20.00 per unit for an aggregate offering price of approximately $44.6 million; and (iii) an agreement to sell 46,043 shares of our common stock, for $20.00 per share to our Manager’s deferred compensation plan in another private placement for an aggregate price of approximately $0.9 million.

Each of the aforementioned warrant units consists of one share of our common stock and a warrant to purchase 0.5 of a share of our common stock. Each warrant has an exercise price of $20.50 per share, subject to adjustment upon the occurrence of customary events triggering an anti-dilution adjustment and certain sales of our common stock and subject to certain limitations on exercise.

The net proceeds from our initial public offering (“IPO”) and concurrent private placements were received on May 15, 2012. The net proceeds to us were approximately $204.4 million, net of offering expenses of $1.2 million for which we agreed to be responsible.  Our Manager agreed to be responsible for: (i) all offering expenses in excess of $1.2 million; and (ii) the underwriting discount and other costs in the IPO and the placement agent fees in the two private placements (in the aggregate, approximately $7.8 million).

We use leverage, currently comprised of borrowings under repurchase agreements, as part of our business strategy in order to increase potential returns to stockholders. We accomplish this by borrowing against existing mortgage-backed securities through repurchase agreements. There are no limits on the maximum amount of leverage that we may use, and we are not required to maintain any particular debt-to-equity leverage ratio. We may also change our financing strategy and leverage without the consent of stockholders.

As of June 30, 2012, we have entered into master repurchase agreements with nine (9) counterparties representing over $1.9 billion of potential funding capacity, and are in discussions with other financial institutions for additional repurchase agreement capacity.  As of June 30, 2012, we have approximately $1.7 billion of borrowings outstanding under our repurchase agreements collateralized by approximately $1.8 billion of Agency RMBS.  We have entered into swaps to effectively fix (for the life of the swap) the floating interest rate of approximately $1.0 billion of borrowings under our repurchase agreements as of June 30, 2012.  Accordingly, as of June 30, 2012, our debt-to-equity ratio was approximately 8.3x to 1.

Recent Market Conditions and Strategy

Our business is affected by general U.S. residential real estate fundamentals and the overall U.S. economic environment. In particular, our strategy is influenced by the specific characteristics of these markets, including prepayment rates and interest rate levels. We expect the results of our operations to be affected by various factors, many of which are beyond our control. Our results of operations will primarily depend on, among other things, the level of our net interest income, the market value of our investment portfolio and the supply of and demand for mortgage-related securities. Our net interest income, which includes the amortization of purchase premiums and accretion of discounts, will vary primarily as a result of changes in interest rates, borrowing costs, and prepayment speeds on our RMBS investments, which is a measurement of how quickly borrowers pay down the unpaid principal balance on their residential mortgage loans.

The current economic and market outlook are shaped in a significant manner by the unprecedented level of fiscal and monetary stimulus that the U.S. Government and U.S. Federal Reserve Board provided in the aftermath of the 2008 credit crisis. The current rate environment is characterized by a steep yield curve with the spread between two-year U.S. Treasury Notes and ten-year U.S. Treasury Notes well above the average spread over the last three decades. The U.S. Federal Reserve Board has maintained a near-zero target for the federal funds rate, and has reiterated its commitment to fulfilling the mandate to promote higher growth and lower unemployment and to maintain price stability in the U.S. economy.

It is our Manager’s view that while recent economic data suggests an improvement in U.S. economic growth, the significant mortgage debt burden, run-off of fiscal stimulus and budget discipline at both the U.S. federal and state level will serve as a heavy anchor to real GDP and employment growth in 2012 and 2013. Although headline inflation data is being pushed higher due to rising commodity costs, we do not believe these input costs will lead to higher core rates due to a plentiful supply of labor preventing wage pressure and low rates of resource utilization. For these reasons, and considering its dual mandate to manage both inflation and unemployment, we believe that the Federal Reserve Board will exercise patience before unwinding any form of monetary stimulus now in effect. We expect this type of muted recovery to keep the yield curve relatively steep and, barring any system shocks to the capital markets, for healthy demand for Agency RMBS to continue.

We believe investors continue to seek incremental spreads relative to U.S. Treasury Notes in a low yield environment and financial institutions continue to prefer high quality, liquid Agency RMBS. Yield spreads on Agency mortgage-backed securities are attractive relative to historical spread levels. Prepayments that are being made at rates less than the historical average should provide opportunity to capture such spread, which we refer to as the carry premium.  As the capital markets have recovered, commercial banks have re-entered the secured lending market, which has quickened the pace of asset recovery, and the return to more normalized credit spreads. Financing of Agency and non-Agency RMBS is currently widely available through, among other vehicles, repurchase agreements. Haircuts, or the discount attributed to the value of securities sold under repurchase agreements, average between 3% and 7% for Agency RMBS, depending on the specific security used as collateral for such repurchase agreements.

The U.S. government, through the FHA, the Federal Deposit Insurance Corporation, or FDIC, and the U.S. Treasury, has commenced or proposed implementation of programs designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures. These loan modification and refinance programs, future U.S. federal, state and/or local legislative or regulatory actions that result in the modification of outstanding mortgage loans, as well as changes in the requirements necessary to qualify for refinancing mortgage loans with Fannie Mae, Freddie Mac or Ginnie Mae, may adversely affect the value of, and the returns on, residential mortgage loans, RMBS, real estate-related securities and various other asset classes in which we may invest. In addition to the foregoing, the U.S. Congress and/or various states and local legislators may enact additional legislation or regulatory action designed to address the current economic crisis or for other purposes that could have a material adverse effect on our ability to execute our business strategies.

On January 4, 2012, the U.S. Federal Reserve Board released a report titled “The U.S. Housing Market: Current Conditions and Policy Considerations” to Congress providing a framework for thinking about certain issues and tradeoffs that policy makers might consider. It is unclear how future legislation may impact the housing finance market and the investing environment for Agency securities as the method of reform is undecided and has not yet been defined by the regulators.

In a statement issued at the conclusion of its August 1, 2012 meeting, the U.S. Federal Reserve Board acknowledged that despite some signs of improvement, the U.S. housing sector remains depressed.  Based on the deceleration in economic and employment growth as well as the expectation for continued low inflation, the U.S. Federal Reserve Board announced that it would continue its highly accommodative fiscal policy and extend through the end of the year its program to extend the average maturity of its holdings of securities by continuing to reinvest principal payments received on its holdings of Agency debt and Agency mortgage-backed securities in additional Agency mortgage-backed securities.  This program dubbed “Operation Twist” was originally announced in September 2011.  By extending the average maturity of securities held by the U.S. Federal Reserve Board in its portfolio, the expectation is that such action will create downward pressure on longer-term interest rates, which, in turn, will ease financial conditions in the U.S. and provide additional stimulus to support the economic recovery.

Investment Strategy

Our Manager’s investment philosophy, which developed from a singular focus in fixed-income asset management over a variety of credit cycles and conditions, is to provide clients with diversified, tightly controlled, long-term value-oriented portfolios. Through rigorous analysis of all sectors of the fixed-income market, our Manager seeks to identify assets with the greatest risk-adjusted total value potential. In making investment decisions on our behalf, our Manager will incorporate its views on the economic environment and the outlook for the mortgage markets, including relative valuation, supply and demand trends, the level of interest rates, the shape of the yield curve, prepayment rates, financing and liquidity, commercial and residential real estate prices, delinquencies, default rates, recovery of various segments of the economy and vintage of collateral, subject to maintaining our REIT qualification and our exemption from registration under the 1940 Act. We benefit from the breadth and depth of our Manager’s overall investment philosophy, which focuses on a macroeconomic analysis as well as an in-depth analysis of individual assets and their relative value.

We rely on our Manager’s expertise in asset allocation and identifying attractive assets within our investment strategy. Although our core investment strategy is currently focused on solely on Agency RMBS, our Manager’s expertise in related investment disciplines such as non-Agency RMBS, CMBS, and ABS provides our Manager with both: (1) valuable investment insights to our Agency RMBS investment selection and strategy; and (2) flexibility to invest in assets other than Agency RMBS opportunistically as market conditions warrant.

We currently purchase and sell Agency RMBS and, in the future, may purchase and sell our other potential target assets. Our Manager has not and does not expect to purchase securities on our behalf with a view to selling them shortly after purchase. However, in order to maximize returns and manage portfolio risk while remaining opportunistic, we may dispose of securities earlier than anticipated or hold securities longer than anticipated depending upon prevailing market conditions, credit performance, availability of leverage or other factors regarding a particular security or our capital position.

Target Assets

We have invested the proceeds of our IPO and concurrent private placements and expect to continue to focus on investing in the following types of securities:

Agency RMBS - Agency RMBS, which are RMBS for which the principal and interest payments are guaranteed by a U.S. Government agency, such as Ginnie Mae, or a U.S. Government-sponsored entity, such as Fannie Mae or Freddie Mac.  The Agency RMBS we acquire could be secured by fixed-rate mortgages, adjustable-rate mortgages or hybrid adjustable-rate mortgages. Fixed-rate mortgages have interest rates that are fixed for the term of the loan and do not adjust. The interest rates on adjustable-rate mortgages generally adjust annually (although some may adjust more frequently) to an increment over a specified interest rate index. Hybrid adjustable-rate mortgages have interest rates that are fixed for a specified period of time (typically three, five, seven or ten years) and, thereafter, adjust to an increment over a specified interest rate index. Adjustable-rate mortgages and hybrid adjustable-rate mortgages generally have periodic and lifetime constraints on how much the loan interest rate can change on any predetermined interest rate reset date.  As of June 30, 2012, all of our Agency RMBS are secured by fixed-rate mortgages.

Agency Derivatives:

Agency Interest-Only Strips. - This type of stripped security only entitles the holder to interest payments. The yield to maturity of interest only Agency RMBS is extremely sensitive to the rate of principal payments (particularly prepayments) on the underlying pool of mortgages. When we invest in these types of securities, we do so primarily to take advantage of particularly attractive prepayment-related or structural opportunities in the Agency RMBS markets.

Agency Inverse Interest-Only RMBS. - This type of stripped security has a coupon with an inverse relationship to its index and is subject to caps and floors. Inverse interest only Agency RMBS entitles the holder to interest only payments based on a notional principal balance, which is typically equal to a fixed rate of interest on the notional principal balance less a floating rate of interest on the notional principal balance that adjusts according to an index subject to set minimum and maximum rates. The value of inverse interest only Agency RMBS will generally decrease when its related index rate increases and increase when its related index rate decreases.

Collateralized Mortgage Obligations, or CMOs. - CMOs are securities that are structured from residential pass-through certificates, which receive monthly payments of principal and interest. CMOs divide the cash flows which come from the underlying mortgage pass-through certificates into different classes of securities that may have different maturities and different weighted average lives than the underlying pass-through certificates.

CMOs include stripped securities, which are mortgage-backed securities structured with two or more classes that receive different distributions of principal or interest on a pool of Agency RMBS. Stripped securities include interest only Agency RMBS and inverse interest only Agency RMBS, each of which we may invest in subject to maintaining our qualification as a REIT.

The types of Agency RMBS we intend to invest in are described below.

Mortgage pass-through certificates. - Mortgage pass-through certificates are securities representing interests in “pools” of mortgage loans secured by residential real property where payments of both interest and principal, plus pre-paid principal, on the securities are made monthly to holders of the securities, in effect “passing through” monthly payments made by the individual borrowers on the mortgage loans that underlie the securities, net of fees paid to the issuer/guarantor and servicers of the securities.

TBAs. - We may utilize “to-be-announced” forward contracts, or TBAs, in order to invest in Agency RMBS. Pursuant to these TBAs, we would agree to purchase, for future delivery, Agency RMBS with certain principal and interest terms and certain types of underlying collateral, but the particular Agency RMBS to be delivered would not be identified until shortly before the TBA settlement date. Our ability to purchase Agency RMBS through TBAs may be limited by the 75% income and asset tests applicable to REITs.

Potential Target Assets

Although our core investment strategy is focused on Agency RMBS, we may opportunistically supplement our portfolio with the types of assets described below.

Non-Agency RMBS. - RMBS that are not guaranteed by a U.S. Government agency or U.S. Government-sponsored entity, with an emphasis on securities that when originally issued were rated in the highest rating category by one or more of the nationally recognized statistical rating organizations.

The mortgage loan collateral for non-Agency RMBS consists of residential mortgage loans that do not generally conform to underwriting guidelines issued by a U.S. Government agency or U.S. Government-sponsored entity due to certain factors, including mortgage balances in excess of agency underwriting guidelines, borrower characteristics, loan characteristics and level of documentation, and therefore are not issued or guaranteed by an Agency. The mortgage loan collateral may be classified as subprime, Alternative-A or prime depending on the borrower’s credit rating and the underlying level of documentation. The non-Agency RMBS we may acquire could be secured by fixed-rate mortgages, adjustable-rate mortgages or hybrid adjustable-rate mortgages.

CMBS. - Fixed and floating rate CMBS, with an emphasis on securities that when originally issued were rated in the highest rating category by one or more of the nationally recognized statistical rating organizations. We have not established a minimum current rating requirement.

ABS. - Debt and/or equity tranches of securitizations backed by various asset classes including, but not limited to, small balance commercial mortgages, aircrafts, automobiles, credit cards, equipment, manufactured housing, franchises, recreational vehicles and student loans with an emphasis on securities that when originally issued were rated in the highest rating category by one or more of the nationally recognized statistical rating organizations. Investments in ABS generally are not qualifying assets for purposes of the 75% asset test applicable to REITs and generally do not generate qualifying income for purposes of the 75% income test applicable to REITs. As a result, we may be limited in our ability to invest in such assets.

Other Agency MBS. - We may also invest in mortgage-backed securities, or MBS, for which the principal and interest payments are guaranteed by a U.S. Government agency or U.S. Government-sponsored entity, but for which the underlying mortgage loans are secured by real property other than single family residences. These may include, but are not limited to Fannie Mae DUS (Delegated Underwriting and Servicing) MBS, Freddie Mac Multifamily Mortgage Participation Certificates and Ginnie Mae project loan pools, and/or CMOs structured from such collateral.

Financing Strategy

The leverage that we employ is specific to each asset class and is determined based on several factors, including potential asset price volatility, margin requirements, the current cycle for interest rates, the shape of the yield curve, the outlook for interest rates and our ability to use and the effectiveness of interest rate hedges. We analyze both historical volatility and market-driven implied volatility for each asset class in order to determine potential asset price volatility. Our leverage targets attempt to risk-adjust asset classes based on each asset class’s potential price volatility. The goal of our leverage strategy is to ensure that, at all times, our investment portfolio’s overall leverage ratio is appropriate for the level of risk inherent in the investment portfolio, and that each asset class has individual leverage targets that are appropriate for its potential price volatility.

We fund the acquisition of our assets through the use of leverage from a number of financing sources, subject to maintaining our qualification as a REIT. We finance Agency RMBS and intend to fund our potential target assets primarily through the use of repurchase agreements.

Our operating results depend in large part on differences between the income earned on our assets and our cost of borrowing and hedging activities. We use leverage to increase potential returns to our stockholders. We accomplish this by borrowing against existing assets through repurchase agreements. There are no limits on the maximum amount of leverage that we may use, and we are not required to maintain any particular debt-to-equity leverage ratio. We may also change our financing strategy and leverage without the consent of our stockholders.

The costs associated with our borrowings are generally based on prevailing market interest rates. During a period of rising interest rates, our borrowing costs generally will increase while the yields earned on our existing portfolio of leveraged fixed-rate RMBS will remain static. This could result in a decline in our net interest spread and net interest margin. The severity of any such decline would depend on our asset/liability composition at the time, as well as the magnitude and duration of the interest rate increase. Further, an increase in short-term interest rates could also have a negative impact on the market value of our assets. If any of these events happen, we could experience a decrease in net income or incur a net loss during these periods, which could adversely affect our liquidity and results of operations.

We expect to maintain a debt to equity ratio five to nine times the amount of our stockholders’ equity (calculated in accordance with accounting principles generally accepted in the United States, or “GAAP”), although there is no minimum or maximum leverage that our investment policies explicitly require. Depending on the different cost of borrowing funds at different maturities, we will vary the maturities of our borrowed funds to attempt to produce lower borrowing costs and reduce interest rate risk. We enter into and intend to enter into collateralized borrowings only with institutions that are rated investment grade by at least one nationally-recognized statistical rating organization.  We rely on financing to acquire, on a leveraged basis, the target assets in which we invest. If market conditions deteriorate, our lenders may exit the repurchase market, and tighten lending standards, or increase the amount of equity capital required to obtain financing making it more difficult and costly for us to obtain financing.

For the period from May 15, 2012 (commencement of operations) through June 30, 2012, we financed Agency RMBS with repurchase agreements employing, on a debt-to-equity basis, approximately eight-to-one leverage. In the future, we may, however, be limited or restricted in the amount of leverage we may employ by the terms and provisions of any financing or other agreements, and may be subject to margin calls as a result of its financing activity.  We had an aggregate debt-to-equity ratio of approximately 8.3 to 1 at June 30, 2012.

We initially financed our Agency RMBS with repurchase agreement financing with maturities from one to three months, but in some cases may be longer. At June 30, 2012, we had entered into master repurchase agreements with nine (9) counterparties representing over $1.9 billion of potential funding capacity, and are in discussions with additional financial institutions in order to potentially provide us with additional repurchase agreement capacity.  As of June 30, 2012, we had approximately $1.7 billion outstanding under our repurchase facilities.

Hedging Strategy

Subject to maintaining our qualification as a REIT for U.S. federal income purposes, we pursue various hedging strategies to seek to reduce our exposure to adverse changes in interest rates.  The U.S. federal income tax rules applicable to REITs may require us to implement certain of these techniques through a domestic TRS that is fully subject to federal corporate income taxation.  Our hedging activity varies in scope based on the level and volatility of interest rates, the type of assets held and other changing market conditions.  As of June 30, 2012, we had entered into swaps designed to mitigate the effects of increases in interest rates under a portion of our repurchase agreements.  These swaps provide for fixed interest rates indexed off of LIBOR and effectively fix the floating interest rates on approximately $1.0 billion of borrowings under our repurchase agreements as of June 30, 2012.  To date, we have not elected to apply hedge accounting for our derivatives and, as a result, we record the change in estimated fair value of our derivatives and the associated interest in earnings.

Our hedging techniques are partly based on assumed levels of prepayments of our target assets. If prepayments are slower or faster than assumed, the life of the investment will be longer or shorter, which would reduce the effectiveness of any hedging strategies we may use and may cause losses on such transactions. Hedging strategies involving the use of derivative securities are highly complex and may produce volatile returns.

Critical Accounting Policies

Our financial statements are prepared in accordance with GAAP, which requires the use of estimates and assumptions that involve the exercise of judgment and use of assumptions as to future uncertainties. In accordance with SEC guidance, the following discussion addresses the accounting policies that we will apply based on our expectation of our initial operations. Our most critical accounting policies will involve decisions and assessments that could affect our reported assets and liabilities, as well as our reported revenues and expenses. We believe that all of the decisions and assessments upon which our financial statements will be based will be reasonable at the time made and based upon information available to us at that time. We will rely on independent pricing of our assets at each quarter’s end to arrive at what we believe to be reasonable estimates of fair market value. We have identified what we believe will be our most critical accounting policies to be the following:

Investments

We have elected the fair value option for all of our RMBS at the date of purchase, which permits us to measure these securities at estimated fair value with the change in estimated fair value included as a component of earnings.

A decline in the fair market value of our assets may require us to recognize an “other-than-temporary” impairment against such assets under GAAP if we were to determine that, with respect to any assets in unrealized loss positions, we do not have the ability and intent to hold such assets to maturity or for a period of time sufficient for a forecasted market price recovery up to or beyond the cost of such assets. If such a determination were to be made, we would recognize unrealized losses through earnings and write down the amortized cost of such assets to a new cost basis, based on the fair value of such assets on the date they are considered to be other-than-temporarily impaired. Such impairment charges reflect non-cash losses at the time of recognition; subsequent disposition or sale of such assets could further affect our future losses or gains, as they are based on the difference between the sale price received and adjusted amortized cost of such assets at the time of sale.

Valuation of financial instruments

We disclose the estimated fair value of our financial instruments according to a fair value hierarchy (Levels I, II, and III, as defined below). In accordance with GAAP, we are required to provide enhanced disclosures regarding instruments in the Level III category (which require significant management judgment), including a separate reconciliation of the beginning and ending balances for each major category of assets and liabilities.  GAAP establishes a framework for measuring estimated fair value in accordance with GAAP and expands financial statement disclosure requirements for fair value measurements. GAAP further specifies a hierarchy of valuation techniques, which is based on whether the inputs into the valuation technique are observable or unobservable. The hierarchy is as follows:

Level I — Quoted prices in active markets for identical assets or liabilities.

Level II — Quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level III — Prices are determined using significant unobservable inputs. In situations where quoted prices or observable inputs are unavailable (for example, when there is little or no market activity for an investment at the end of the period), unobservable inputs may be used.

The level in the fair value hierarchy within which a fair measurement in its entirety falls is based on the lowest level input that is significant to the fair value measurement in its entirety.

When available, we use quoted market prices to determine the estimated fair value of an asset or liability. If quoted market prices are not available, we consult with independent pricing services or third party broker quotes, provided that there is no ongoing material event that affects the issuer of the securities being valued or the market thereof. If there is such an ongoing event, or if quoted market prices are not available, our Manager will determine the estimated fair value of the securities using valuation techniques that use, when possible, current market-based or independently-sourced market parameters, such as interest rates.  In the event, pricing is based on broker quotes, , management performs additional analysis on prices received based on broker quotes to validate the prices and adjustments are made as deemed necessary by management to capture current market information.

Valuation techniques for RMBS may be based on models that consider the estimated cash flows of each debt tranche of the issuer, establish a benchmark yield, and develop an estimated tranche-specific spread to the benchmark yield based on the unique attributes of the tranche including, but not limited to, assumptions related to prepayment speed, the frequency of defaults and, for non-Agency RMBS, severity of defaults, and attributes of the collateral underlying such securities. To the extent the inputs are observable and timely, the values would be categorized in Level II of the fair value hierarchy; otherwise they would be categorized as Level III.

Fair value under GAAP represents an exit price in the normal course of business, not a forced liquidation price. If we were forced to sell assets in a short period to meet liquidity needs, the prices we receive could be substantially less than the recorded fair values of our assets. Furthermore, the analysis of whether it is more likely than not that we will be required to sell securities in an unrealized loss position prior to an expected recovery in value (if any), the amount of such expected required sales, and the projected identification of which securities would be sold is also subject to significant judgment, particularly in times of market illiquidity.

We will determine the estimated fair value of derivative financial instruments and obtain quotations from a third party to facilitate the process of determining these fair values.

We will review any changes to the valuation methodology to ensure the changes are appropriate. As markets and products develop and the pricing for certain products becomes more transparent, we will continue to refine our valuation methodologies. The methods used may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while we anticipate that our valuation methods will be appropriate and consistent with other market participants, the use of different methodologies, or assumptions, to determine the estimated fair value of certain financial instruments could result in a different estimate of estimated fair value at the reporting date. We use inputs that are current as of the measurement date, which may include periods of market dislocation, during which price transparency may be reduced.

Interest income

Interest income on mortgage-backed securities is accrued based on the outstanding principal balance and their contractual terms. Premiums and discounts associated with Agency RMBS and non-Agency RMBS rated AA and higher at the time of purchase, are amortized into interest income over the estimated life of such securities using the effective yield method. Adjustments to premium and discount amortization are made for actual prepayment activity.  Adjustments to premium and discount amortization are made for actual prepayment activity.  The Company estimates prepayments for its securities and as a result, if prepayments increase (or are expected to increase), the Company will accelerate the rate of amortization on premiums or discounts and make a retrospective adjustment to historical amortization.  Alternatively, if prepayments decrease (or are expected to decrease) the Company will reduce the rate of amortization on the premiums or discounts and make a retrospective adjustment to historical amortization.

Interest income on the non-Agency RMBS purchased at a discount to par value and/or rated below AA at the time of purchase and Agency Interest-Only Strips not classified as derivatives, is recognized based on the security’s effective yield method.  The effective yield on these securities is based on the projected cash flows from each security, which are estimated based on our observation of current information and events and include assumptions related to interest rates, prepayment rates and the timing and amount of credit losses.  To the extent we invest in such securities, our Manager, on no less that a quarterly basis, will review and, if appropriate, make adjustments to its cash flow projections based on input and analysis received from external sources, internal models, and its judgment about interest rates, prepayment rates, the timing and amount of credit losses, and other factors. Changes in cash flows from those originally projected, or from those estimated at the prior evaluation, may result in a change in the yield/interest income recognized on such securities. Actual maturities of these securities are affected by the contractual lives of the associated mortgage collateral, periodic payments of principal, and prepayments of principal. Therefore, actual maturities of these securities are generally shorter than stated contractual maturities.  As of June 30, 2012, we had not invested in any non-Agency RMBS.

Based on the projected cash flows from any non-Agency RMBS, which we may purchase at a discount to par value, a portion of the purchase discount, may be designated as credit protection against future credit losses and, therefore, not accreted into interest income.  The amount designated as credit discount may be adjusted over time, based on the actual performance of the security, its underlying collateral, actual and projected cash flow from such collateral, economic conditions and other factors.  If the performance of a security with a credit discount is more favorable than forecasted, a portion of the amount designated as credit discount may be accreted into interest income prospectively.

Repurchase agreements

Mortgage-backed securities sold under repurchase agreements are treated as collateralized financing transactions, unless they meet sales treatment. Securities financed through a repurchase agreement remain on our balance sheet as an asset and cash received from the lender is recorded in our balance sheet as a liability. Interest paid in accordance with repurchase agreements is recorded as interest expense.

In instances where we acquire securities through repurchase agreements with the same counterparty from which the securities were purchased, we will account for the purchase commitment and repurchase agreement on a net basis and record a forward commitment to purchase securities as a derivative instrument if the transaction does not comply with the criteria for gross presentation. Such forward commitments are recorded at fair value with subsequent changes in fair value recognized in income. Additionally, we will record the cash portion of our investment in securities as a mortgage-related receivable from the counterparty on our balance sheet. If the transaction complies with the criteria for gross presentation, we will record the assets and the related financing on a gross basis in our statements of financial condition, and the corresponding interest income and interest expense in our statements of operations and comprehensive income (loss).

Derivatives and hedging activities

Subject to maintaining our qualification as a REIT for U.S. federal income tax purposes, we will utilize derivative financial instruments to hedge the interest rate risk associated with our borrowings. Derivatives are used for hedging purposes rather than speculation. We determine their estimated fair value and obtain quotations from a third party to facilitate the process of determining these estimated fair values. If our hedging activities do not achieve the desired results, reported earnings may be adversely affected.

GAAP requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and to measure those instruments at estimated fair value.  Fair value adjustments are recorded in earnings immediately, if reporting entity does not elect hedge accounting for a derivative instrument.

We chose not to apply hedge accounting for these derivative instruments and record the change in estimated fair value and net interest rate swap payments (including accrued amounts) related to interest rate swaps in earnings.

We evaluate all of our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, we use a variation of the adjusted Black-Scholes option valuation model to value the derivative instruments at inception.

We also invest in Agency Interest-Only Securities. The Company has evaluated the terms and conditions of its holdings of Agency Interest-Only Strips to determine if these instruments have the characteristics of an investment or should be considered a derivative under GAAP.  Accordingly, interest-only strips having the characteristics of derivatives have been accounted for at fair value with changes in recognized in Loss on derivative instruments in the Statement of Operations, along with any interest received. The carrying value of these Agency Interest-Only Strips is included in Residential mortgage-backed securities on the balance sheet.

Income taxes

We intend to elect and qualify to be taxed as a REIT commencing with our taxable year ending December 31, 2012. Accordingly, we will generally not be subject to corporate U.S. federal or state income tax to the extent that we make qualifying distributions to our stockholders, and provided that we satisfy on a continuing basis, through actual investment and operating results, the REIT requirements including certain asset, income, distribution and stock ownership tests. If we fail to qualify as a REIT, and do not qualify for certain statutory relief provisions, we will be subject to U.S. federal, state and local income taxes and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year in which we lost our REIT qualification. Accordingly, our failure to qualify as a REIT could have a material adverse impact on our results of operations and amounts available for distribution to our stockholders.

Our dividends paid deduction for qualifying dividends paid to our stockholders is computed using our taxable income as opposed to net income reported on the financial statements. Taxable income, generally, will differ from net income reported on the financial statements because the determination of taxable income is based on tax provisions and not financial accounting principles.

We may elect to treat certain of our subsidiaries as TRSs. In general, a TRS of ours may hold assets and engage in activities that we cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business. A TRS is subject to U.S. federal, state and local corporate income taxes.  While a TRS will generate net income, a TRS can declare dividends to us, which will be included in our taxable income and necessitate a distribution to our stockholders. Conversely, if we retain earnings at a TRS level, no distribution is required and we can increase book equity of the consolidated entity.  As of June 30, 2012, we did not have a TRS, or any other subsidiary.

Warrants

We will account for the warrants comprising a part of the units issued in the concurrent private placement to certain institutional accredited investors in accordance with Accounting Standards Codification 815, Accounting for Derivative Instruments and Hedging Activities, which provides guidance on the specific accounting treatment of a multitude of derivative instruments. The warrants issued have been evaluated by the Company and have been recorded at their relative fair value as a component of equity, using a variation of the adjusted Black-Scholes option valuation model to record these financial instruments at their relative fair values at issuance.

Share-based compensation

We account for share-based compensation to our independent directors, to our officers and employees, to our Manager and to employees of our Manager and its affiliates using the fair value based methodology prescribed by GAAP.  Compensation cost related to restricted common stock issued to our independent directors and employees is measured at its estimated fair value at the grant date, and amortized into expense over the vesting period on a straight-line basis. Compensation costs related to restricted common stock issued to our Manager and to employees of the Manager and its affiliates will initially be measured at estimated fair value at the grant date, and remeasured on subsequent dates to the extent the awards are unvested and are reported in the statement of operations as non-cash stock based compensation.

Accounting standards applicable to emerging growth companies

The JOBS Act contains provisions that relax certain requirements for “emerging growth companies which includes us. For as long as we are an emerging growth company, which may be up to five full fiscal years, unlike other public companies, we will not be required to: (i) comply with any new or revised financial accounting standards applicable to public companies until such standards are also applicable to private companies under Section 102(b)(1) of the JOBS Act; (ii) provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act; (iii) comply with any new requirements adopted by the PCAOB requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer; or (iv) comply with any new audit rules adopted by the PCAOB after April 5, 2012 unless the SEC determines otherwise.

As noted above, under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards that have different effective dates for public and private companies until such time as those standards apply to private companies. We intend to take advantage of such extended transition period. Since we will not be required to comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies, our financial statements may not be comparable to the financial statements of companies that comply with public company effective dates. If we were to elect to comply with these public company effective dates, such election would be irrevocable pursuant to Section 107 of the JOBS Act.

Recent accounting pronouncements

See Notes to Financial Statements.

Results of Operations

The following discussion of our results of operations highlights our performance for the period from May 15, 2012 (commencement of operations) through June 30, 2012.

Investments

The following table presents certain information about our investment portfolio at June 30, 2012:

	Principal Balance (1)	Unamortized Premium (Discount)	Amortized Cost (1)	Unrealized Gain (Loss)	Estimated Fair Value (1)	Net Weighted Average Coupon(2)	Weighted Average Yield(3)
30-Year Mortgage
Coupon Rate:
3.00%	$ 159,816	$ 3,034	$ 162,850	$ 1,189	$ 164,039	3.0%	2.8%
3.50%	784,902	40,643	825,545	2,639	828,184	3.5%	3.0%
4.00%	419,065	31,108	450,173	(77)	450,096	4.0%	3.0%
7.00%	77,035	12,449	89,484	179	89,663	7.0%	0.9%
	1,440,818	87,234	1,528,052	3,930	1,531,982	3.8%	2.8%
20-Year Mortgage
Coupon Rate:
3.50%	186,074	11,062	197,136	(252)	196,884	3.5%	2.4%
4.00%	24,916	2,008	26,924	(88)	26,836	4.0%	2.3%
	210,990	13,070	224,060	(340)	223,720	3.6%	2.4%

CMO - Fixed Rate	66,000	11,124	77,124	(316)	76,808	6.5%	4.9%

IOs and IIOs(4)			58,827	651	59,478	4.3%	8.6%
Agency interest-only strips accounted for as derivatives (4)					26,844	4.2%(5)	1.6%
					86,322	4.3%	6.4%

Total			$ 1,888,063	$ 3,925	$ 1,918,832	4.0%	3.0%

(1) Includes unsettled purchases with an aggregate cost of $105,912 and estimated fair value of $106,019 at June 30, 2012.

(2) Net weighted average coupon as of June 30, 2012 is presented net of servicing and other fees.

(3) Weighted average yield as of June 30, 2012 incorporates estimates for future prepayment and loss assumptions.

(4) IOs and IIOs and Agency Interest-Only Strips have no principal balances and bear interest based on a notional balance.  The notional balance is used solely to determine interest distributions on interest-only class of securities.

(5) Interest on these securities is reported as a component of Loss on derivative instruments.

As of June 30, 2012, our portfolio consisted primarily of fixed rate RMBS which the Manager believes exhibit prepayment mitigation attributes, including Agency RMBS collateralized by low loan balances or loans where the underlying borrower is unable to access the Making Home Affordable Program, including the Home Affordable Refinance Program.

Investment Activity

RMBS, Agency Derivatives and Other Securities.  For the period from May 15, 2012 (commencement of operations) through June 30, 2012, we acquired approximately $2.2 billion of Agency RMBS and Agency Derivatives and $100.7 million of other securities consisting of U.S Treasury Notes.  During the same period, we received principal payments of approximately $8.0 million for Agency RMBS.  Proceeds from sales received for the period from May 15, 2012 (commencement of operations) through June 30, 2012 were approximately $238.9 million for Agency RMBS Agency Derivatives and $100.9 million for other securities.  The average unlevered yield on Agency RMBS for the period from May 15, 2012 (commencement of operations) through June 30, 2012 was 3.04%.

Financing and Other Liabilities. We have entered into repurchase agreements to finance a substantial majority of our Agency RMBS.  These agreements are secured by substantially all of our Agency RMBS and bear interest at rates that have historically moved in close relationship to LIBOR.  For the period from May 15, 2012 (commencement of operations) through June 30, 2012, we received proceeds of approximately $3.2 billion and made repayments of approximately $1.5 billion under repurchase agreements.  At June 30, 2012, we had outstanding repurchase agreement borrowings with the following nine (9) counterparties totaling approximately $1.7 billion:

(dollars in thousands)		Percent of Total
	Amount	Amount	Company MBS
Repurchase Agreement Counterparties	Outstanding	Outstanding	Held as Collateral(1)
Merrill Lynch Pierce Fenner & Smith Inc.	$271,316	15.6%	$ 281,668
Barclays Capital Inc.	160,818	9.3%	169,684
BNP Paribas Securities Corporation	70,904	4.1%	75,678
Credit Suisse Securities (USA) LLC	255,720	14.7%	267,024
Deutsche Bank Securities LLC	246,903	14.2%	260,938
Goldman Sachs Bank USA	97,064	5.6%	102,477
JP Morgan Securities LLC	299,274	17.2%	308,641
Morgan Stanley & Co. LLC	192,469	11.1%	203,063
RBC Capital Markets LLC	142,025	8.2%	149,916
Total	$1,736,493	100.0%	$ 1,819,089

(1)At fair value.

We record the liability for RMBS purchased, for which settlement has not taken place as an Investment related payable.  As of June 30, 2012, we had Investment related payables of approximately $106.0 million, of which no items were outstanding greater than 30 days.

The following table presents our borrowings by type of collateral pledged as of June 30, 2012, and the respective effective cost of funds (non-GAAP financial measure) for the period then ended (dollars in thousands) See “Non-GAAP Financial Measures”:

Collateral	Balance June 30, 2012	Weighted Average Cost of Funds for the period ended June 30, 2012	Weighted Average Effective Cost of Funds for the period ended June 30, 2012 (1)
Agency RMBS	$1,736,493	0.38%	0.76%
Total	$1,736,493	0.38%	0.76%

(1)  The effective cost of funds for the period presented is calculated on an annualized basis and includes interest expense for the period and net payments on interest rate swaps of approximately $0.7 million.  While swaps are not accounted for using hedge accounting such instruments are viewed by us as an economic hedge against increases in interest rates.

Derivative Instruments.  As of June 30, 2012, we had entered into swaps designed to mitigate the effects of increases in interest rates under a portion of our repurchase agreements.  These swaps provide for fixed interest rates indexed off of LIBOR and are viewed by us to effectively fix the floating interest rates on approximately $1.0 billion of borrowings under our repurchase agreements as of June 30, 2012.

The following table presents information about our interest rate swaps as of June 30, 2012 (dollars in thousands):

Remaining Interest Rate interest rate swap Term	Notional Amount	Average Fixed Pay Rate	Average Maturity (Years)
Greater than 1 year and less than 3 years	$320,000	0.7%	2.4
Greater than 3 years and less than 5 years	165,000	1.1	4.6
Greater than 5 years	530,500	1.8	10.0
Total	$1,015,500	1.3%	6.7

Net Interest Income

We earned interest income of approximately $6.9 million for the period from May 15, 2012 (commencement of operations) through June 30, 2012, representing interest earned on our assets.  We incurred interest expense of approximately $0.7million for the period from May 15, 2012 (commencement of operations) through June 30, 2012, which was related to borrowings from repurchase agreements.

(dollars in thousands)

Average amortized cost of RMBS (1)	$1,724,206

Total interest income (2)	$6,850

Yield on average RMBS	3.04%

Average balance of repurchase agreements	$1,508,909
Total interest expense	$725
Average cost of funds (3)	0.38%

Net interest income	$6,125
Net interest rate spread	2.66%

(1)Amount reflects amortized cost, which does not include net mark-to-market adjustments on Agency interest-only strips accounted for as derivatives.

(2) Amount includes net amortization of premiums and discounts of approximately $(2.2) million.

(3) Cost of funds does not include accrual and settlement of interest associated with derivative instruments.  In accordance with GAAP, those costs are included in gain (loss) on derivative instruments in the statement of operations.

The following table sets forth certain information regarding our net investment income for the period from May 15, 2012 (commencement of operations) through June 30, 2012, See “Non-GAAP Financial Measures”:

Non-GAAP Financial Measures:

Average amortized cost of RMBS held including Agency interest-only strips accounted for as derivatives	$1,752,229

Total interest income including interest income on Agency Interest-Only Strips accounted for as derivatives (1)	$7,230

Yield on average amortized cost of RMBS including adjustments related to purchase premiums and discounts on Agency Interest-Only Strips accounted for as derivatives	3.21%

Total interest expense including interest income (expense), net incurred on interest rate swaps (2)	$1,450

Average cost of funds including interest income on Agency interest-only strips accounted for as derivatives	0.76%

Net interest income including interest income on Agency interest-only strips accounted for as derivatives and net settlement costs on interest rate swaps	$5,780
Net interest rate spread including interest income on Agency IOs classified as derivatives and net settlement costs on interest rate swaps	2.45%

(1) Amount also includes net amortization of premiums and discounts of approximately $(2.6) million and approximately $0.4 million of amortization of premiums on Agency interest-only strips accounted for as derivatives, not reported in interest income for GAAP.

(2)  Represents the net amount paid, including accrued amounts and realized termination gain (loss), for interest rate swaps during the period.

Interest income is subject to interest rate risk.  Refer to Item 3, “Quantitative and Qualitative Disclosures about Market Risk,” for more information relating to interest rate risk and its impact on our operating results.

Realized and Unrealized Gain (Loss)

During the period from May 15, 2012 (commencement of operations) through June 30, 2012, we sold Agency RMBS and other securities of approximately $339.7 million realizing gross gains of approximately $1.1 million and gross losses of approximately $25 thousand. We sold these RMBS in order to: (i) adjust the prepayment characteristics of our portfolio or (ii) adjust the duration of our portfolio.

With respect to our RMBS, we elected the fair value option and, as a result, we record the change in estimated fair value related to RMBS in earnings.  The following table presents amounts related to realized gains and losses as well as changes in estimated fair value of our RMBS portfolio and derivative instruments that are included in our statement of operations for the period from May 15, 2012 (commencement of operations) through June 30, 2012 (dollars in thousands):

Description	Interest Income (Expense), net		Other loss on Residential mortgage -backed securities	Unrealized Gain (Loss), net	Mark-to- market adjustments	Total

RMBS and Other Securities	$1,120	$		$3,925	$-	$5,045
IOs and IIOs			(605)			(605)
Interest rate swaps (1)	(722)			(5,044)	-	(5,766)
Agency Interest-Only Strips – accounted for as derivatives (2)	817			-	(364)	453
Total	$1,215		$(605)	$(1,724)	$(364)	$873

(1) Interest Income (Expense), net on interest rate swaps represent the net amount paid, including accrued amounts, for swaps during the period and realized gains (losses) on swap terminations.

(2) Mark-to-market adjustments on Agency Interest-Only Strips represent interest income on these securities based on the actual coupon.

In order to mitigate interest rate risk resulting from our repurchase agreements, we entered into interest rate swaps with an aggregate notional amount of approximately $1.0 billion.  While not designated as a hedge for accounting purposes, our interest rate swaps are viewed as an economic hedge on a portion of our floating-rate borrowings.  Since we do not apply hedge accounting for our interest rate swaps, we record the change in estimated fair value related to such agreements in earnings as unrealized gain or loss on derivative transactions.  Included in realized gain or loss on derivative instruments are the net interest rate swap payments (including accrued amounts) associated with our interest rate swaps.

Expenses

General and Administrative Expenses

We incurred general and administrative expenses of approximately $0.6 million for the period from May 15, 2012 (commencement of operations) through June 30, 2012, which represents professional fees, insurance, non-cash stock based compensation and overhead costs of the Company.

Management Fee Expense

We incurred management fee expense of approximately $0.4 million for the period from May 15, 2012 (commencement of operations) through June 30, 2012, all of which was payable to our Manager under the Management Agreement.  Pursuant to the terms of the Management Agreement, the Manager is paid a management fee equal to 1.5% per annum of our stockholders’ equity (as defined in the Management Agreement), calculated and payable (in cash) quarterly in arrears.

The management fees, expense reimbursements and the relationship between our Manager and us are discussed further in Note 8, “Related Party Transactions,” to the financial statements contained in this Quarterly Report on Form 10-Q.

Subsequent Events

Dividends

The following table presents cash dividends declared by us on our common stock:

Declaration Date	Record Date	Payment Date	Amount per Share

July 26, 2012	August 6, 2012	August 14, 2012	$0.38

Liquidity and Capital Resources

General

Our liquidity and capital resources are managed on a daily basis to ensure that we have sufficient liquidity to absorb market events that could negatively impact collateral valuations and result in margin calls and to ensure that we have the flexibility to manage our investment portfolio to take advantage of market opportunities.

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain our assets and operations, make distributions to our stockholders and other general business needs.  We use cash to purchase our target assets, repay principal and interest on our borrowings, make distributions to our stockholders and fund our operations.

Under our repurchase agreements, lenders retain the right to mark the collateral pledged to estimated fair value.  A reduction in the value of the collateral pledged will require us to provide additional collateral or fund cash margin calls.  As part of our risk management process, our Manager closely monitors our liquidity position and subjects our balance sheet to scenario testing designed to assess the our liquidity in the face of different economic and market developments.  We believe we have sufficient current liquidity and access to additional liquidity to meet financial obligations for at least the next 12 months.

Our primary sources of liquidity are as follows:

Cash Generated from Initial Public Offering and Concurrent Private Placements

On May 15, 2012, we completed our initial public offering and concurrent private placements generating net proceeds of approximately $204.4 million.

Borrowing under Various Financing Arrangements

As of June 30, 2012, we had master repurchase agreements with nine (9) counterparties representing over $1.9 billion of potential funding capacity, and are in discussions with other financial institutions in order to potentially provide us with additional repurchase agreement capacity.  We had borrowings under repurchase agreements with nine (9) counterparties of approximately $1.7 billion at June 30, 2012.  The following tables present our borrowings by type of collateral pledged as of June 30, 2012, and the respective effective cost of funds (non-GAAP financial measure) for the period then ended (dollars in thousands) See “Non-GAAP Financial Measures”:

Collateral	Principal Balance	Fair Value of Collateral Pledged (1)	Weighted Average Interest Rate, end of period	Weighted Average Cost of Funds for the period ended June 30, 2012	Weighted Average Effective Cost of Funds for the period ended June 30, 2012 (2)
Agency RMBS	$1,736,493	$1,819,089	0.42%	0.38%	0.76%
Total	$1,736,493	$1,819,089	0.42%	0.38%	0.76%

(1)  Includes $0 of cash collateral for Agency RMBS.

(2)  The effective cost of funds for the period presented is calculated on an annualized basis and includes interest expense for the period and net payments on interest rate swaps of approximately $0.7 million.  While interest rate swaps are not accounted for using hedge accounting, such instruments are viewed by us as an economic hedge against increases in interest rates.  See “Non-GAAP Financial Measures”.

As of June 30, 2012, our nine (9) repurchase facilities for Agency RMBS, provide that the amount, which the collateral value must exceed the loan amount, known as the haircut, ranges from a low of 3% to a high of 7%.  Declines in the value of our Agency RMBS portfolio can trigger margin calls by our lenders under our repurchase agreements.  An event of default or termination event would give some of our counterparties the option to terminate all existing repurchase transactions with us and require any amount due to the counterparties by us to be payable immediately.

Under the repurchase agreements, the respective lenders, subject to the terms of the individual agreement, retain the right to mark the underlying collateral to fair value.  A reduction in the value of pledged assets would require us to provide additional collateral or fund margin calls.  In addition, certain of the repurchase agreements may be terminated by our counterparties if we do not maintain certain equity and leverage metrics.  We were not aware of any failure to meet these tests at June 30, 2012. RMBS held by counterparties as security for repurchase agreements totaled approximately $1.8 billion.  Cash collateral held by counterparties at June 30, 2012 was $8.0 million, which is included Due from counterparties on our balance sheet, comprised of $0 held in connection with repurchase borrowings and $8.0 million held by our interest rate swap counterparties. Further, Due to counterparties includes $4.3 million posted with us by our repurchase agreement counterparties.

We had approximately $106.0 million of unsettled securities as of June 30, 2012, which would have increased our total outstanding borrowing balance at such time if the purchases had been settled with repurchase agreements at or prior to June 30, 2012.

Cash Generated from Operations

Our operating activities provided net cash of approximately $1.7 million for the period from May 15, 2012 (commencement of operations) through June 30, 2012.  The cash provided by operating activities was primarily a result of our operating income during our initial period of operation.

Our investing activities used net cash of approximately $1.9 billion for the period from May 15, 2012 (commencement of operations) through June 30, 2012.  During the period from May 15, 2012 (commencement of operations) through June 30, 2012, we utilized cash to purchase approximately $2.2 billion of Agency RMBS and other securities, which was offset by proceeds from asset sales of approximately $237.4 million and principal payments of approximately $8.0 million.

Other Potential Sources of Financing

We held cash of approximately $26.8 million at June 30, 2012.  Our primary sources of cash currently consist of repurchase facility borrowings and investment income.  In the future, we expect our primary sources of liquidity to consist of payments of principal and interest we receive on our portfolio of assets, unused borrowing capacity under our financing sources and future issuances of equity and debt securities.

To maintain our qualification as a REIT under the Internal Revenue Code, we must distribute annually at least 90% of our taxable income.  This distribution requirement limits our ability to retain earnings and thereby replenish or increase capital for operations. We believe that as the credit markets return to normal conditions, our significant capital resources and access to financing will provide us with financial flexibility at levels sufficient to meet current and anticipated capital requirements, including funding new investment opportunities, paying distributions to our stockholders and servicing our debt obligations.

Contractual Obligations and Commitments

Our contractual obligations as of June 30, 2012 are as follows (dollars in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total

Borrowings under repurchase agreements	$1,736,493	-	-	-	$1,736,493

Total	$1,736,493	-	-	-	$1,736,493

As of June 30, 2012, we have an obligation for approximately $1.4 million in contractual interest payments related to our repurchase agreements through the respective maturity date of each repurchase agreement.

The table above does not include amounts due under the Management Agreement, as those obligations, discussed below, do not have fixed and determinable payments.

On May 9, 2012, we entered into the Management Agreement with our Manager pursuant to which our Manager is entitled to receive a management fee and reimbursement of certain expenses. Our Manager is responsible for: (1) performing all of our day-to-day functions, other than those provided by our chief financial officer; (2) determining investment criteria in conjunction with our board of directors; (3) sourcing, analyzing and executing investments, asset sales and financings; (4) performing asset management duties; and (5) performing financial and accounting management, subject to the direction and oversight of our board of directors. Pursuant to the terms of the Management Agreement, our Manager is paid a management fee equal to 1.5% per annum of our stockholders’ equity, calculated and payable (in cash) quarterly in arrears. For purposes of calculating the management fee, “stockholders’ equity” means the sum of the net proceeds from any issuances of our equity securities since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus retained earnings, calculated in accordance with GAAP, at the end of the most recently completed fiscal quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less any amount paid for repurchases of our shares of common stock, excluding any unrealized gains, losses or other non-cash items that have impacted stockholder’s equity as reported in our financial statements prepared in accordance with GAAP, regardless of whether such items are included in other comprehensive income or loss, or in net income, and excluding one-time events pursuant to changes in GAAP and certain other non-cash charges after discussions between the Manager and our independent directors and after approval by a majority of our independent directors. However, if our stockholders’ equity for any given quarter is negative based on the calculation described above, the Manager will not be entitled to receive any management fee for that quarter.

In addition, under the Management Agreement, we are required to reimburse our Manager for the expenses described below. Expense reimbursements to the Manager are made in cash on a monthly basis following the end of each month. Our reimbursement obligation is not subject to any dollar limitation. Because our Manager’s personnel perform certain legal, accounting, due diligence tasks and other services that outside professionals or outside consultants otherwise would perform, our Manager is paid or reimbursed for the documented cost of performing such tasks, provided that such costs and reimbursements are in amounts which are no greater than those which would be payable to outside professionals or consultants engaged to perform such services pursuant to agreements negotiated on an arm’s-length basis.  For the period May 15, 2012 (commencement of operations) through June 30, 2012, our Manager did not request any such reimbursements.

The Management Agreement may be amended, supplemented or modified by agreement between our Manager and us. The initial term of the Management Agreement expires on May 15, 2015 and it is automatically renewed for one-year terms on each anniversary thereafter unless previously terminated as described below. Our independent directors will review the Manager’s performance and any fees payable to the Manager annually and, following the initial term, the Management Agreement may be terminated annually upon the affirmative vote of at least two-thirds (2/3) of our independent directors, based upon: (1) our Manager’s unsatisfactory performance that is materially detrimental to us; or (2) our determination that any fees payable to our Manager are not fair, subject to our Manager’s right to prevent such termination due to unfair fees by accepting a reduction of management fees agreed to by at least two-thirds (2/3) of our independent directors. We will provide our Manager 180 days prior notice of any such termination. Unless terminated for cause, we will pay the Manager a termination fee equal to three times the average annual management fee earned by the Manager during the prior 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination.

We may also terminate the Management Agreement at any time, including during the initial term, without the payment of any termination fee, with 30 days prior written notice from our board of directors for cause, which will be determined by a majority of our independent directors, which is defined as: i) our Manager’s continued material breach of any provision of the Management Agreement (including our Manager’s failure to comply with our investment guidelines),; ii) our Manager’s fraud, misappropriation of funds, or embezzlement against us; iii) the Manager’s gross negligence in the performance of its duties under the Management Agreement; iv) the occurrence of certain events with respect to the bankruptcy or insolvency of our Manager, including an order for relief in an involuntary bankruptcy case or our Manager authorizing or filing a voluntary bankruptcy petition; v) our Manager is convicted (including a plea of nolo contendere) of a felony; or vi) the dissolution of our Manager.

Off-Balance Sheet Arrangements

We do not have any relationships with any entities or financial partnerships, such as entities often referred to as structured investment vehicles, or special purpose or variable interest entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes.

Further, we have not guaranteed any obligations of any entities or entered into any commitment to provide additional funding to any such entities.

Dividends

We intend to make regular quarterly dividend distributions to holders of our common stock.  U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income for the taxable year, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its net taxable income.  During the course of our taxable year, we intend to pay regular quarterly dividends to our stockholders based on our net taxable income, if and to the extent authorized by our board of directors.  Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service on our repurchase agreements and other debts payable.  If our cash available for distribution is less than our net taxable income, we could be required to sell assets or borrow funds to make cash distributions or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities.

Non-GAAP Financial Measures

Total Interest Income and Net Interest Income, including Interest Income on Agency interest-only strips accounted for as derivatives and Effective Cost of Funds

Total interest income including interest income on Agency IOs classified as derivatives and Effective Cost of Funds for the period from May 15, 2012 (commencement of operations) through June 30, 2012, constitutes a non-GAAP financial measure within the meaning of Regulation G promulgated by the SEC.  We believe that the measures presented in this quarterly report on Form 10-Q, when considered together with GAAP financial measures, provide information that is useful to investors in understanding our borrowing costs and net interest income, as viewed by us.  An analysis of any non-GAAP financial measure should be made in conjunction with results presented in accordance with GAAP.

The following table reconciles total interest income to interest income including interest income on Agency IOs classified as derivatives for the period from May 15, 2012 (commencement of operations) through June 30, 2012:

Interest Income	$6,850
Contractual Interest income, net of amortization of premiums or discounts, net, on Agency Interest-Only Strips, classified as derivatives(1)	381
Total interest income including interest income on Agency Interest-Only Strips, classified as derivatives -Non-GAAP Financial Measure	$7,231

(1)          Reported in Loss on derivative instruments in the Statement of Operations.

Effective Cost of Funds includes the net interest component related to our interest rate swaps.  While we have not elected hedge accounting for our interest rate swaps, such derivative instruments are viewed by us as an economic hedge against increases in future market interest rates, and therefore the Effective Cost of Funds reflects interest expense adjusted to include the realized loss (i.e., the interest expense component) for all of our interest rate swaps.

The following table reconciles the Effective Cost of Funds (non-GAAP financial measure) with interest expense for the period from May 15, 2012 (commencement of operations) through June 30, 2012:

(dollars in thousands)	Reconciliation	Cost of Funds/Effective Borrowing Costs

Interest expense	$725	0.38%

Adjustment:

Net interest paid - interest rate swaps	725	0.38%

Effective Borrowing Costs	$1,450	0.76%

Weighted average repurchase borrowings	$1,508,909

Core Earnings

Our Core Earnings were approximately $4.8 million for the period from May 15, 2012 (commencement of operations) through June 30, 2012. Core Earnings is a non-GAAP financial measure that is used by us to approximate cash available for distribution and is defined as GAAP net income (loss) as adjusted, excluding: (i) net realized gain (loss) on investments and derivative contracts; (ii) net unrealized gain (loss) on investments; (iii) loss resulting from mark-to-market adjustments on derivative contracts; and (iv) non-cash stock-based compensation expense. and (v) one-time events pursuant to changes in GAAP and certain other non-cash charges after discussions between the us, the Manager and our independent directors and after approval by a majority of the our independent directors.

In order to evaluate the effective yield of the portfolio, we use Core Earnings to reflect the net investment income of our portfolio as adjusted to reflect the net interest rate swap interest income (expense).  Core Earnings allows us to isolate the interest income (expense) associated with our interest rate swaps in order to monitor and project our borrowing costs and interest rate spread.  In addition, we utilize Core Earnings as a key metric in conjunction with other portfolio and market factors to determine the appropriate leverage and hedge ratios, as well as the overall structure of the portfolio.  We believe that the presentation of Core Earnings is useful to investors because Core Earnings isolates the net interest rate swap interest income (expense) which provides investors with an additional metric to identify trends in our portfolio as they relate to the interest rate environment.  We also believe that our investors use Core Earnings or a comparable supplemental performance measure to evaluate and compare our performance and our peers, and as such, we believe that the disclosure of Core Earnings is useful to our investors.

Our presentation of Core Earnings may not be comparable to similarly-titled measures of other companies, who may use different calculations.  As a result, Core Earnings should not be considered as a substitute for our GAAP net income as a measure of our financial performance or any measure of our liquidity under GAAP.

The table below summarizes the reconciliation from Net Income to Core Earnings for the period from May 15, 2012 (commencement of operations) through June 30, 2012:

(dollars in thousands)

Net Income – GAAP	$4,261
Adjustments:
Non-cash stock-based compensation expense	54
Unrealized gain on RMBS	(3,925)

Mark-to-market adjustments on derivative instruments	4,968

Other loss on Residential mortgage-backed securities	605

Realized gain on sale of RMBS	(1,120)
Total adjustments	582
Core Earnings - Non-GAAP Financial Measure	$4,843

Basic and Diluted Core Earnings per Share of Common Stock and Participating Securities - Non-GAAP Financial Measure	$0.47

Basic and diluted weighted average common shares and participating securities	10,334,824

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk.

The Company seeks to manage its risks related to the credit quality of its assets, interest rates, liquidity, prepayment speeds and market value while, at the same time, seeking to provide an opportunity to stockholders to realize attractive risk-adjusted returns from its assets through ownership of the capital stock of the Company.  While the Company does not seek to avoid risk completely, the Manager seeks to actively manage that risk for the Company, to earn sufficient compensation to justify taking those risks and to maintain capital levels consistent with the risks the Company undertakes.

Credit Risk

The Company is subject to varying degrees of credit risk in connection with its assets.  Although the Company does not expect to encounter credit risk in its Agency RMBS, the Company does expect, to the extent it invests in such securities, to encounter credit risk related to non-Agency RMBS and residential mortgage loans and other mortgage related assets the Company may acquire.  Investment decisions will be made following a bottom-up credit analysis and specific risk assumptions.  As part of the risk management process the Manager uses detailed proprietary models to evaluate, depending on the asset class, house price appreciation and depreciation by region, prepayment speeds and foreclosure frequency, cost and timing.  If the Manager determines that the proposed investment can meet the appropriate risk and return criteria as well as complement the Company’s existing asset portfolio, the investment will undergo a more thorough analysis.

Interest Rate Risk

Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond the Company’s control.  The Company is subject to interest rate risk in connection with its assets and its related financing obligations.  In general, the Company expects to finance the acquisition of its assets through financings in the form of repurchase agreements, warehouse facilities, securitizations, resecuritizations, bank credit facilities (including term loans and revolving facilities) and public and private equity and debt issuances in addition to transaction or asset specific funding arrangements.  Subject to maintaining its qualification as a REIT for U.S. federal income tax purposes, the Company utilizes derivative financial instruments to hedge the interest rate risk associated with the Company’s borrowings.  The Company also may engage in a variety of interest rate management techniques that seek to mitigate changes in interest rates or other potential influences on the values of its assets.

Interest Rate Effect on Net Interest Income

The Company’s operating results will depend in large part on differences between the income earned on its assets and its cost of borrowing costs.  The cost of the Company’s borrowings will generally be based on prevailing market interest rates.  During a period of rising interest rates, the Company’s borrowing costs generally will increase and the yields earned on the Company’s leveraged fixed-rate mortgage assets will remain static.  Further, the cost of such financing could increase at a faster pace than the yields earned on the Company’s leveraged adjustable-rate and hybrid mortgage assets, if any.  This could result in a decline in the Company’s net interest spread and net interest margin.  The severity of any such decline would depend on the Company’s asset/liability composition at the time as well as the magnitude and duration of the interest rate increase.  Further, an increase in short-term interest rates could also have a negative impact on the market value of the Company’s assets.  If any of these events happen, the Company could experience a decrease in net income or incur a net loss during these periods, which could adversely affect the Company’s liquidity and results of operations.

Interest Rate Cap Risk

If the Company elects to invest in adjustable-rate RMBS, such securities are generally subject to interest rate caps, which potentially could cause such RMBS to acquire many of the characteristics of fixed-rate securities if interest rates were to rise above the cap levels.  This issue is magnified to the extent the Company acquires adjustable-rate and hybrid mortgage assets that are not based on mortgages which are fully indexed.  In addition, adjustable-rate and hybrid mortgage assets may be subject to periodic payment caps that result in some portion of the interest being deferred and added to the principal outstanding.  To the extent the Company invests in such adjustable rate and/or hybrid mortgage assets, it could potentially receive less cash income on such assets than the Company would need to pay the interest cost on the Company’s related borrowings.  To mitigate interest rate mismatches, the Company may utilize the hedging strategies discussed above under “Interest Rate Risk.”

Interest Rate Effects on Estimated Fair Value

Another component of interest rate risk is the effect that changes in interest rates will have on the market value of the assets that the Company acquires.  The Company faces the risk that the market value of its assets will increase or decrease at different rates than those of the Company’s liabilities, including the Company’s hedging instruments.

The impact of changing interest rates on estimated fair value can change significantly when interest rates change materially.  Therefore, the volatility in the estimated fair value of the Company’s assets could increase significantly in the event interest rates change materially.  In addition, other factors impact the estimated fair value of the Company’s interest rate-sensitive investments and hedging instruments, such as the shape of the yield curve, market expectations as to future interest rate changes and other market conditions.  Accordingly, changes in actual interest rates may have a material adverse effect on the Company.

Market Risk

Market value risk.  The Company’s Agency RMBS are reflected at their estimated fair value with unrealized gains and losses included in earnings.  The estimated fair value of these securities fluctuates primarily due to changes in interest rates and other factors.  Generally, in a rising interest rate environment, the estimated fair value of these securities would be expected to decrease; conversely, in a decreasing interest rate environment, the estimated fair value of these securities would be expected to increase.

The sensitivity analysis table presented below shows the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of the Company’s interest rate-sensitive investments, including interest rate swaps, interest only strips and net interest income at June 30, 2012, assuming a static portfolio of assets. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on the Manager’s expectations. The analysis presented utilizes the Manager’s assumptions, models and estimates, which are based on the Manager’s judgment and experience.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+1.00%	5.01%	(1.83%)
+0.50%	7.32%	(0.66%)
-0.50%	(17.8%)	0.10%
-1.00%	NA(1)	NA(1)

(1)          Not applicable, borrowing rate is below zero.

While the table above reflects the estimated immediate impact of interest rate increases and decreases on a static portfolio, we rebalance our portfolio from time to time either to seek to take advantage of or reduce the impact of changes in interest rates. It is important to note that the impact of changing interest rates on market value and net interest income can change significantly when interest rates change beyond 100 basis points from current levels. Therefore, the volatility in the market value of our assets could increase significantly when interest rates change beyond amounts shown in the table above. In addition, other factors impact the market value of and net interest income from our interest rate-sensitive investments and derivative instruments, such as the shape of the yield curve, market expectations as to future interest rate changes and other market conditions. Accordingly, interest income would likely differ from that shown above and such difference might be material and adverse to our stockholders.

Certain assumptions have been made in connection with the calculation of the information set forth in the table above and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes.  The base interest rate scenario assumes interest rates at June 30, 2012.  The analysis presented utilizes assumptions and estimates based on the Manager’s judgment and experience.  Furthermore, while the Company generally expects to retain such assets and the associated interest rate risk, future purchases and sales of assets could materially change the Company’s interest rate risk profile.

Prepayment Risk

The value of the Company’s assets may be affected by prepayment rates on residential mortgage loans.  The Company acquires residential mortgage loans and mortgage related securities and anticipates that the residential mortgage loans or the underlying residential mortgages will prepay at a projected rate generating an expected yield.  If the Company purchases assets at a premium to par value, when borrowers prepay their residential mortgage loans faster than expected, the corresponding prepayments on the mortgage-related securities may reduce the expected yield on such securities because the Company will have to amortize the related premium on an accelerated basis and make a retrospective adjustment to historical amortization.  Conversely, if the Company purchases assets at a discount to par value, when borrowers prepay their residential mortgage loans slower than expected, the decrease in corresponding prepayments on the mortgage-related securities may reduce the expected yield on such securities because the Company will not be able to accrete the related discount as quickly as originally anticipated and will have to make a retrospective adjustment to historical amortization.

Counterparty Risk

The following discussion on counterparty risk describes how these transactions work, rather than how they are presented for financial reporting purposes.

When the Company engages in repurchase transactions, the Company generally sells securities to lenders (i.e., repurchase agreement counterparties) and receives cash from the lenders.  The lenders are obligated to resell the same securities back to the Company at the end of the term of the transaction.  Because the cash the Company receives from the lender when the Company initially sells the securities to the lender is less than the value of those securities (this difference is the haircut), if the lender defaults on its obligation to resell the same securities back to the Company, the Company could incur a loss on the transaction up to the amount of the haircut (assuming there was no change in the value of the securities).

If a counterparty to an interest rate swap cannot perform under the terms of the interest rate swap, the Company may not receive payments due under that agreement, and thus, the Company may lose any unrealized gain associated with the interest rate swap.  The Company may also risk the loss of any collateral the Company has pledged to secure the Company’s obligations under interest rate swap if the counterparty becomes insolvent or files for bankruptcy.  In addition, the interest rate swap would no longer mitigate the impact of changes in interest rates as intended.

Funding Risk

The Company has financed a substantial majority of its RMBS with repurchase agreement financing.  Over time, as market conditions change, in addition to these financings, the Company may use other forms of leverage.  Weakness in the financial markets, the residential mortgage markets and the economy generally could adversely affect one or more of its potential lenders and could cause one or more of its potential lenders to be unwilling or unable to provide the Company with financing or to increase the costs of that financing.

Liquidity Risk

The Company’s liquidity risk is principally associated with the financing of long-maturity assets with short-term borrowings in the form of repurchase agreements. Although the interest rate adjustments of these assets and liabilities fall within the guidelines established by our operating policies, maturities are not required to be, nor are they, matched.

Should the value of the Company’s assets pledged as collateral suddenly decrease, margin calls relating to the Company’s repurchase agreements could increase, causing an adverse change in our liquidity position. The inability of the Company to post adequate collateral for a margin call by the counterparty could result in a condition of default under the Company’s repurchase agreements, thereby enabling the counterparty to liquidate the collateral pledged by the Company, which may have an material adverse consequence on the Company’s business and results of operations.

Additionally, if one or more of the Company’s repurchase agreement counterparties chose not to provide on-going funding, the Company’s ability to finance would decline or exist at possibly less advantageous terms. Further, if the Company is unable to renew, replace or expand repurchase financing with other sources of financing on substantially similar terms it may have an adverse effect on the Company’s business and results of operations, due to the long term nature of the Company’s investments and relatively short- term maturities of the Company’s repurchase agreements. As such, the Company cannot assure that it will always be able to roll over its repurchase agreements.

The costs associated with the Company’s borrowings are generally based on prevailing market interest rates. During a period of rising interest rates, the Company’s borrowing costs generally will increase while the yields earned on the Company’s existing portfolio of leveraged fixed-rate RMBS will remain static. This could result in a decline in the Company’s net interest spread and net interest margin. The severity of any such decline would depend on our asset/liability composition at the time, as well as the magnitude and duration of the interest rate increase. Further, an increase in short-term interest rates could also have a negative impact on the market value of the Company’s assets. If any of these events happen, the Company could experience a decrease in net income or incur a net loss during these periods, which could adversely affect the Company’s liquidity and results of operations

In addition, the assets that comprise the asset portfolio of the Company are not traded on a public exchange.  A portion of these assets may be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly-traded securities.  The illiquidity of the assets of the Company may make it difficult for the Company to sell such assets if the need or desire arises, including in response to changes in economic and other conditions.

Inflation

Virtually all of the Company’s assets and liabilities are interest rate sensitive in nature.  As a result, interest rates and other factors influence the Company’s performance far more so than does inflation.  Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates.  The Company’s financial statements are prepared in accordance with GAAP and the Company’s distributions will be determined by the board of directors of the Company consistent with  the Company’s obligation to distribute to its stockholders at least 90% of its REIT taxable income on an annual basis in order to maintain its REIT qualification; in each case, the Company’s activities and balance sheet are measured with reference to historical cost and/or fair market value without considering inflation.

ITEM 4.    Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that as of June 30, 2012, the Company’s disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Exchange Act and the rules and regulations promulgated thereunder.

During the period from May 15, 2012 (commencement of operations) through June 30, 2012, there was no change in the Company’s internal control over financial reporting that has materially affected, or was reasonably likely to materially affect, the Company’s internal control over financial reporting.

Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

PART II – OTHER INFORMATION

ITEM 1.  Legal Proceedings

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business.  As of June 30, 2012, the Company was not involved in any legal proceedings.

ITEM 1A.  Risk Factors

See the Registration Statement on Form S-11, as originally filed on and declared effective on May 9, 2012 with the Securities and Exchange Commission.  There have been no material changes to the Company’s risk factors for the period from May 15, 2012 (commencement of operations) through June 30, 2012.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On May 9, 2012, the SEC declared effective the Company’s IPO registration statement (File No. 333-159962), pursuant to which the Company registered 8,000,000 shares of our common stock. On May 15, 2012, the Company consummated its IPO and sold 8,000,000 shares of common stock to the public at a price of $20.00 per share for an aggregate offering price of $160.0 million. In connection with the IPO, $6,400,000 in underwriting discounts and commissions were paid by the Manager. The Company received net proceeds from its IPO of approximately $158.8 million, after deducting the offering expenses payable by the Company of approximately $1.2 million. The Company’s IPO is now complete.

The IPO was underwritten by Deutsche Bank Securities Inc., J.P. Morgan Securities LLC, Citigroup Global Markets Inc. and Jefferies & Company, Inc. acting as the joint book runners for the offering, Stifel, Nicolaus & Company, Incorporated, RBC Capital Markets, LLC and JMP Securities LLC acting as co-lead managers and National Securities Corporation, Sterne, Agee & Leach, Inc. and Wunderlich Securities, Inc. acting as co-managers.

On May 15, 2012, concurrent with the consummation of the IPO, the Company completed two private placements in which the Company sold: (i) 2,231,787 units to certain institutional accredited investors, with each unit consisting of one share of common stock and one warrant to purchase 0.5 of a share of common stock, at a price of $20.00 per unit; and (ii) 46,043 shares of common stock for $20.00 per share to the Manager’s deferred compensation plan. The warrants have an initial exercise price of $20.50. The aggregate proceeds from these private offerings were approximately $44.6 million. In connection with the private placement to certain institutional accredited investors, our Manager paid the placement agent, Deutsche Bank Securities Inc., a placement agent fee of approximately $0.9 million.

We invested the net proceeds of the IPO and the private placements of 2,231,787 units and the 46,043 shares of our common stock as described in this report under the caption “Investment Activity.”

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4.  Mine Safety Disclosures

Not Applicable.

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits

(a)                                  The following exhibits are filed as part of this report.

Exhibit No.	Description

10.2*

Form of Unit Purchase Agreement between Western Asset Mortgage Capital Corporation and certain institutional accredited investors, incorporated by reference to Exhibit 10.1 to Amendment No. 9 Form S-11 (Registration Statement No. 333-159962), filed April 30, 2012.

10.3*	Form of Warrant, incorporated by reference to Exhibit 10.2 to Amendment No. 9 Form S-11 (Registration Statement No. 333-159962), filed April 30, 2012.

10.4	Management Agreement, dated May 9, 2012, between Western Asset Mortgage Capital Corporation and Western Asset Management Company.

10.5	Registration Rights Agreement, dated May 15, 2012, among Western Asset Mortgage Capital Corporation, Western Asset Management Company and certain individual holders named therein.

10.6*	Western Asset Mortgage Capital Corporation Equity Plan, incorporated by reference to Exhibit 10.5 to Amendment No. 9 Form S-11 (Registration Statement No. 333-159962), filed April 30, 2012.

10.7*	Western Asset Mortgage Capital Corporation Manager Equity Plan, incorporated by reference to Exhibit 10.6 to Amendment No. 9 Form S-11 (Registration Statement No. 333-159962), filed April 30, 2012.

10.8*

Form of Indemnification Agreement between Western Asset Mortgage Capital Corporation and a director, incorporated by reference to Exhibit 10.7 to Amendment No. 9 Form S-11 (Registration Statement No. 333-159962), filed April 30, 2012.

10.9	Restricted Stock Award Agreement, dated May 15, 2012, for Western Asset Management Company.

10.10*	Form of Restricted Stock Award Agreement for independent directors, incorporated by reference to Exhibit 10.2 to the Form S-8 dated May 15, 2012 (File No. 1-35543).

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*Fully or partly previously filed.

**These interactive data files are furnished and not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, and are not deemed filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN ASSET MORTGAGE CAPITAL CORPORATION

August 14, 2012

	By:	/s/ GAVIN L. JAMES

Gavin L. James
President, Chief Executive Officer and Director

	By:	/s/ STEVEN M. SHERWYN

Steven M. Sherwyn
Chief Financial Officer and Treasurer