Form 10-Q
period 2012-09-30
Western Asset Mortgage Capital Corp
filed 2012-11-14
CIK 1465885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                                  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one).

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

As of November 14, 2012, there were 24,143,944 shares, par value $0.01, of the registrant’s common stock issued and outstanding.

Western Asset Mortgage Capital Corporation

Balance Sheets (Unaudited)

(in thousands—except share and per share data)

	September 30, 2012	December 31, 2011
Assets:
Cash and cash equivalents	$19,459	$1
Residential mortgage-backed securities, at fair value ($2,032,285 pledged as collateral, at fair value)	4,613,796	-
Investment related receivables	182,741	-
Accrued interest receivable	9,330
Stock subscription receivable	306,360	-
Due from counterparties	24,780	-
Derivative assets, at fair value	3,729	-
Other assets	405	-
Total Assets	$5,160,600	$1

Liabilities and Stockholders’ Equity:
Liabilities:
Borrowings under repurchase agreements	$1,923,517	$-
Investment related payables	2,669,070	-
Accrued interest payable	4,033	-
Due to counterparties	7,035	-
Derivative liability, at fair value	15,916	-
Accounts payable and accrued expenses	845	-
Underwriting and offering costs payable	5,323
Payable to related party	810	-
Dividend payable	8,792
Total Liabilities	4,635,341	-

Commitments and contingencies

Stockholders’ Equity:
Common stock, $0.01 par value, 500,000,000 and 100,000 shares authorized, 10,343,944 and 100 shares issued and outstanding, respectively	103	-
Common stock subscribed, 13,800,000 shares to be issued at $22.20 per share, net of underwriting and offering costs of $5,401	300,959	-
Preferred stock, $0.01 par value, 100,000,000 shares authorized and no shares outstanding	-	-
Additional paid-in capital	204,465	1
Retained earnings	19,732	-
Total Stockholders’ Equity	525,259	1
Total Liabilities and Stockholders’ Equity	$5,160,600	$1

See notes to unaudited financial statements.

Western Asset Mortgage Capital Corporation

Statements of Operations (Unaudited)

(in thousands—except share and per share data)

	For the Three Months Ended September 30, 2012	For the period from May 15, 2012 (commencement of operations) through September 30, 2012

Net Interest Income:
Interest income	$14,688	$21,538
Interest expense	1,935	2,660
Net Interest Income	12,753	18,878

Other Income (Loss):
Interest income on cash balances	2	2
Realized gain on sale of Residential mortgage-backed securities and other securities, net	6,454	7,574
Other loss on Residential mortgage-backed securities	(5,545)	(6,150)
Unrealized gain on Residential mortgage-backed securities and other securities, net	28,329	32,254
Loss on derivative instruments (includes $11,668 and $17,076 mark-to-market adjustments on derivative instruments, respectively), net	(11,676)	(16,989)
Other Income (Loss), net	17,564	16,691

Operating Expenses:
General and administrative (includes $157 and $211 non-cash stock based compensation, respectively)	1,321	1,905
Management fee – related party	802	1,209
Total Operating Expenses	2,123	3,114

Net income available to Common Stock and participating securities	$28,194	$32,455

Earnings per Common Share – Basic	$2.73	$3.14
Earnings per Common Share - Diluted	$2.72	$3.14

Basic weighted average number of common shares outstanding	10,343,944	10,340,860

Diluted weighted average number of common shares outstanding	10,364,252	10,340,860

Dividends Declared per Share of Common Stock	$0.85	$1.23

See notes to unaudited financial statements.

Western Asset Mortgage Capital Corporation

Statement of Changes in Stockholders’ Equity (Unaudited)

(in thousands—except shares and share data)

	Common Stock		Additional Paid-	Common Stock	Retained
	Shares	Par	In Capital	Subscribed	Earnings	Total
Balance at May 15, 2012 (commencement of operations)	100	$-	$1	$-	$-	$1
Redemption of common stock	(100)	-	(1)	-	-	(1)
Proceeds from public offering of common stock	8,000,000	80	159,920	-	-	160,000
Offering costs, public offering of common stock	-	-	(1,200)	-	-	(1,200)
Proceeds from private placement of common stock	2,277,830	23	42,588	-	-	42,611
Warrants	-	-	2,946	-	-	2,946
Grants of restricted stock	66,114	-	-	-	-	-
Vesting of restricted stock	-	-	211	-	-	211
Common stock subscribed, 13,800,000 shares at $22.20 per share	-	-	-	306,360	-	306,360
Underwriting and offering costs, common stock subscribed	-	-	-	(5,401)	-	(5,401)
Net income	-	-	-	-	32,455	32,455
Dividends on common stock	-	-	-	-	(12,723)	(12,723)
Balance at September 30, 2012	10,343,944	$103	$204,465	$300,959	$19,732	$525,259

See notes to unaudited financial statements.

Western Asset Mortgage Capital Corporation

Statement of Cash Flows (Unaudited)

(in thousands)

For the period from May 15, 2012 (commencement of operations) through September 30, 2012
Cash flows from operating activities:
Net income	$32,455
Adjustments to reconcile net income to net cash provided by operating activities:
Premium amortization and (discount accretion), net	9,054
Restricted stock amortization expense	211
Unrealized (gain) loss on Residential mortgage-backed securities and other securities, net	(32,254)
Mark-to-market adjustments on derivative instruments	17,076
Other loss on Residential mortgage-backed securities	6,150
Realized (gain) loss on sale of Residential mortgage-backed securities and other securities, net	(7,574)
Changes in operating assets and liabilities:
Increase in accrued interest receivable	(9,330)
Increase in other assets	(405)
Increase in accrued interest payable	4,033
Increase in accounts payable and accrued expenses	845
Increase in payable to related party	810
Net cash provided by operating activities	21,071

Cash flows from investing activities:
Purchase of Residential mortgage-backed securities and other securities	(2,956,569)
Proceeds from sale of Residential mortgage-backed securities and other securities	814,448
Principal payments received on Residential mortgage-backed securities and other securities	35,619
Payment of premium for interest rate swaptions	(1,230)
Net cash used in investing activities	(2,107,732)

Cash flows from financing activities:
Proceeds from issuance of common stock	160,000
Proceeds from private placements of units and common stock (concurrent with initial public offering)	45,557
Payment of offering costs	(1,278)
Redemption of common stock	(1)
Proceeds from repurchase agreement borrowings	7,393,018
Repayments of repurchase agreement borrowings	(5,469,501)
Due from counterparties	(24,780)
Due to counterparties	7,035
Dividends on common stock	(3,931)
Net cash provided by financing activities	2,106,119

Net increase in cash and cash equivalents	19,458
Cash and cash equivalents beginning of period	1
Cash and cash equivalents end of period	$19,459

Supplemental disclosure of operating cash flow information:
Interest paid	$1,923
Supplemental disclosure of non-cash financing/investing activities:
Underwriting and offering costs payable	$5,323
Mortgage-backed securities sold, not settled	$182,741
Mortgage-backed securities purchased, not settled	$(2,669,070)
Stock subscription receivable	$306,360
Dividends and distributions declared, not paid	$8,792

See notes to unaudited financial statements.

Western Asset Mortgage Capital Corporation

Notes to Financial Statements (Unaudited)

(in thousands- except share and per share data)

The following defines certain of the commonly used terms in these Notes to Financial Statements: “Agency” or “Agencies” refer to a federally chartered corporation, such as the Federal National Mortgage Association (“Fannie Mae” or “FNMA”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac” or “FHLMC”), or an agency of the U.S. Government, such as the Government National Mortgage Association (“Ginnie Mae” or “GNMA”); references to “RMBS” refer to residential mortgage-backed securities, “Agency RMBS” refer to RMBS issued or guaranteed by the Agencies while “ non-Agency RMBS “ refer to RMBS that are not issued or guaranteed by the Agencies; references to “ARMs” refers to adjustable rate mortgages; and references to “Agency Derivatives” or “Agency Interest-Only Strips” refer to interest-only(“IO”) and inverse interest-only (“IIO”) securities issued as part of or collateralized with Agency RMBS.

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

Through May 14, 2012, the Company complied with the reporting requirements for development stage enterprises. The Company incurred organizational, accounting and offering costs in connection with the Company’s initial public offering (the “IPO”) of its common stock and concurrent private placements. In accordance with the Management Agreement (as defined herein in Note 8) between the Company and the Manager, the Company reimbursed the Manager for $1.2 million of offering and other related organization costs, which were paid by the Manager, from the proceeds of the IPO and concurrent private placements. The Manager paid all costs in excess of $1.2 million. The Company ceased reporting as a development stage company on May 15, 2012.

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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary have been made to present fairly the Company’s financial position, results of operations and cash flows.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with Article 10 of Regulation S-X and the instructions to Form 10-Q.  These financial statements should be read in conjunction with the Company’s Registration Statement on Form S-11, as originally filed on and declared effective on September 28, 2012 with the Securities and Exchange Commission (“SEC”).  The results of operations for the period ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year or any other future period.

The Company currently operates as one business segment.

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

When available, the Company uses quoted market prices to determine the estimated fair value of an asset or liability. If quoted market prices are not available, the Company consults with independent pricing services or third party broker quotes. If independent pricing service, or third party broker quotes are not available, the Company determines the estimated fair value of the securities using valuation techniques that use, when possible, current market-based or independently-sourced market parameters, such as interest rates.

Valuation techniques for RMBS may be based upon models that consider the estimated cash flows of the security. The primary inputs to the model include yields for to-be-announced, also known as TBAs, Agency RMBS, the U.S. Treasury market and floating rate indices such as LIBOR, the Constant Maturity Treasury rate and the prime rate as a benchmark yield. The model incorporates the current weighted average maturity and additional pool level information such as prepayment speeds, default frequencies and default severities, if applicable. To the extent, the inputs are observable and timely, the values are categorized in Level II of the fair value hierarchy; otherwise they would be categorized as Level III.

Western Asset Mortgage Capital Corporation

Notes to Financial Statements (Unaudited)

(in thousands- except share and per share data)

The Company determines the estimated fair value of derivative financial instruments and obtains quotes from a third party to facilitate the process of determining these fair values.

In May 2011, the Financial Accounting Standards Board or FASB issued amendments, which were adopted by the Company, to achieve common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards. New disclosures, with a particular focus on Level III measurement are required. All transfers between Level I and Level II are required to be disclosed. Information about when the current use of a non-financial asset measured at fair value differs from its highest and best use is to be disclosed. The Company does not hold any Level III assets and therefore, this update has no significant effect on the Company’s financial statements.

Fair value under GAAP represents an exit price in the normal course of business, not a forced liquidation price. If the Company is forced to sell assets in a short period to meet liquidity needs, the prices it receives can be substantially less than their recorded fair values. Furthermore, the analysis of whether it is more likely than not that the Company will be required to sell securities in an unrealized loss position prior to an expected recovery in value (if any), the amount of such expected required sales, and the projected identification of which securities will be sold is also subject to significant judgment, particularly in times of market illiquidity.

Any changes to the valuation methodology will be reviewed by the Company to ensure the changes are appropriate. As markets and products develop and the pricing for certain products becomes more transparent, the Company will continue to refine its valuation methodologies. The methods used by the Company may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Company anticipates that its valuation methods will be appropriate and consistent with other market participants, the use of different methodologies, or assumptions, to determine the estimated fair value of certain financial instruments can result in a different estimate of estimated fair value at the reporting date. The Company uses inputs that are current as of the measurement date, which may include periods of market dislocation, during which price transparency may be reduced.

Interest income recognition

Interest income on mortgage-backed securities is accrued based on the respective outstanding principal balances and corresponding contractual terms. Premiums and discounts associated with Agency RMBS and, to the extent the Company invests in such assets, non-Agency RMBS rated AA and higher at the time of purchase, are amortized into interest income over the estimated life of such securities using the effective yield method. Adjustments to premium and discount amortization are made for actual prepayment activity.  The Company estimates prepayments for its securities and as a result, if prepayments increase (or are expected to increase), the Company will accelerate the rate of amortization on premiums or discounts and make a retrospective adjustment to historical amortization.  Alternatively, if prepayments decrease (or are expected to decrease) the Company will reduce the rate of amortization on the premiums or discounts and make a retrospective adjustment to historical amortization.

To the extent, the Company invests in non-Agency RMBS that are purchased at a discount to par value and/or are rated below AA at the time of purchase, interest income is recognized based on the effective yield method.  Similar treatment is afforded to the Company’s portfolio of Agency Interest-Only Strips that are not classified as derivatives.  The effective yield on these securities is based on the projected cash flows from each security, which is estimated based on the Company’s observation of the then current information and events and will include assumptions related to interest rates, prepayment rates and the timing and amount of credit losses.  On at least a quarterly basis, the Company reviews and, if appropriate, makes adjustments to its cash flow projections based on input and analysis received from external sources, internal models, and its judgment about interest rates, prepayment rates, the timing and amount of credit losses (if applicable), and other factors. Changes in cash flows from those originally projected, or from those estimated at the last evaluation, may result in a prospective change in the yield/interest income recognized on such securities. Actual maturities of the securities are affected by the contractual lives of the associated mortgage collateral, periodic payments of scheduled principal, and prepayments of principal. Therefore, actual maturities of the securities will generally be shorter than stated contractual maturities.  In addition, in determining other-than-temporary impairment, the Company compares the present value of the remaining cash flows expected to be collected at the purchase date (or last date previously  revised) against the present value of the cash flows expected to be collected at the current financial reporting date.  If the market value of a security is less than the carrying value, the security is considered impaired and the loss is recorded into earnings as a realized loss.

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

Due from counterparties/Due to counterparties

Due from counterparties represents cash posted with its counterparties as collateral for the Company’s interest rate swaps and repurchase agreements. Due to counterparties represents cash posted with the Company by its counterparties as collateral under the Company’s interest rate swaps and repurchase agreements. Due from counterparties and Due to counterparties are carried at cost, which approximates fair value.

Hedging instruments and hedging activities

Subject to maintaining its qualification as a REIT for U.S. federal income tax purposes, the Company utilizes derivative financial instruments, including interest rate swaps, U.S. treasuries and Agency Interest-Only Strips to hedge the interest rate risk associated with its portfolio and related borrowings. Derivatives are used for hedging purposes rather than speculation. The Company determines the estimated fair value of its derivative positions and obtains quotations from a third party to facilitate the process of determining these estimated fair values. If the Company’s hedging activities do not achieve the desired results, reported earnings may be adversely affected.

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

Western Asset Mortgage Capital Corporation

Notes to Financial Statements (Unaudited)

(in thousands- except share and per share data)

In instances where the Company acquires securities through repurchase agreements with the same counterparty from which the securities were purchased, the Company will account for the purchase commitment and repurchase agreement on a net basis and record a forward commitment to purchase securities as a derivative instrument if the transaction does not comply with the criteria for gross presentation. Such forward commitments will be recorded at fair value with subsequent changes in fair value recognized in income. Additionally, the Company will record the cash portion of its investment in securities as a mortgage-related receivable from the counterparty on its balance sheet. If the transaction complies with the criteria for gross presentation, the Company will record the assets and the related financing on a gross basis in its balance sheet and the corresponding interest income and interest expense in its statement of operations.  All of the Company’s repurchase agreements are treated as collateralized financing transactions.

Share-based compensation

The Company accounts for share-based compensation to its independent directors, to its employees, to its Manager and to employees of its Manager and its affiliates using the fair value based methodology prescribed by GAAP.  Compensation cost related to restricted common stock issued to the Company’s independent directors and employees of the Company is measured at its estimated fair value at the grant date, and amortized into expense over the vesting period on a straight-line basis. Compensation costs related to restricted common stock issued to the Manager and to employees of the Manager and its affiliates is initially measured at estimated fair value at the grant date, and amortized into expense over the vesting period on a straight-line basis and re-measured on subsequent dates to the extent the awards are unvested.

Warrants

The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations.  Financial instruments without these features are recorded as a component of equity.  For the Company’s warrants, the Company uses a variation of the adjusted Black-Scholes option valuation model to record the financial instruments at their relative fair values at issuance. The warrants issued with the Company’s common stock in the private placement to certain accredited institutional investors on May 15, 2012, have been evaluated by the Company and have been recorded at their relative fair value as a component of equity.

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

The Company may create and elect to treat certain subsidiaries as Taxable REIT Subsidiaries (“TRS”). In general, a TRS may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business. A TRS is subject to U.S. federal, state and local corporate income taxes and its value may not exceed 25% of the value of the Company.  As of September 30, 2012, the Company does not have a TRS.

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

Western Asset Mortgage Capital Corporation

Notes to Financial Statements (Unaudited)

(in thousands- except share and per share data)

The Company evaluates uncertain tax positions, if any, and classifies interest and penalties, if any, related to unrecognized tax benefits as a component of the provision for income taxes.

Offering costs

Offering costs borne by the Company in connection with the IPO and concurrent private placements completed on May 15, 2012 as well as its follow-on stock offering executed on September 28, 2012 are reflected as a reduction of additional paid-in-capital.

Stock Subscription Receivable

A stock subscription is a transaction in which an investor agrees to purchase capital stock in an entity, but is not required to pay for the capital stock until later. An entity that offers a stock subscription sets aside, but does not issue, shares in exchange for the subscriber’s promise to pay consideration for the stock. When all consideration is received by the issuer, the stock is issued. If the investor does not have the right to cancel its subscription and have its consideration refunded, the entity may account for the consideration received as a component of stockholders’ equity. Typically, a subscription receivable is reported as a reduction in stockholder’s equity.  However, a stock subscription receivable can be reflected as an asset when payment for the stock is received by the issuer prior to the issuance of its financial statements. In the case of the Company’s September 28, 2012 follow-on offering described in Note 10, the Company entered into a binding agreement with a group of underwriters to sell shares of the Company’s common stock, which settled on October 3, 2012. The transaction settled on October 3, 2012 and was non-cancellable, accordingly the transaction is reflected in the financial statements at September 30, 2012 as a stock subscription receivable and a component of stockholders’ equity.

Accounting standards applicable to emerging growth companies

The JOBS Act contains provisions that relax certain requirements for “emerging growth companies”, which includes the Company. For as long as the Company is an emerging growth company, which may be up to five full fiscal years, unlike other public companies, the Company will not be required to: (i) comply with any new or revised financial accounting standards applicable to public companies until such standards are also applicable to private companies under Section 102(b)(1) of the JOBS Act; (ii) provide an auditor’s attestation report on management’s assessment of the effectiveness of the Company’s system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act; (iii) comply with any new requirements adopted by the PCAOB requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer; or (iv) comply with any new audit rules adopted by the PCAOB after April 5, 2012, unless the SEC determines otherwise.

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

Recent accounting pronouncements

Accounting Standards to be adopted in Future Periods

In May 2011, the FASB issued guidance that clarifies its intent regarding the application of existing fair value measurement requirements including: (i) prohibiting the inclusion of block discounts in all fair value measurements, not just Level I measurements; (ii) adding guidance on when to include other premiums and discounts in fair value measurements;  (iii) clarifying that the concepts of “highest and best use” and “valuation premise” apply only when measuring the fair value of non-financial assets; and (iv) adding an exception that allows the measurement of a group of financial assets and liabilities with offsetting risks (e.g., a portfolio of derivative contracts) at their net exposure to a particular risk if certain criteria are met. The Company does not hold any Level III assets and therefore, this update will have no significant effect on the Company’s financial statements.

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

FASB Exposure Drafts and Decisions

On September 5, 2012, the FASB decided to remove the scope exception for mortgage REITs and require a mortgage REIT that meets the requirements to be an investment company to follow investment company guidance.  The FASB is currently in the process of redeliberations and will continue to consider feedback received on this Exposure Draft.  If promulgated in its current form, this proposal may result in changes to the presentation of the Company’s financial statements.

On October 3, 2012, the FASB decided to eliminate the existing guidance for evaluating if a repurchase agreement entered into as part of a “repurchase financing” should be considered linked to a previously transferred financing asset.  The decision means that under its proposed amendments to the existing model, these repurchase agreements will be accounted for as secured borrowings. This decision will impact companies that engage in repurchase financing agreements and currently account for the components as linked transactions.  As of September 30, 2012, the Company does not account for any of its repurchase agreements as linked transactions; however additional disclosures may be required.  The exposure draft is expected during the fourth quarter 2012.  No effective date has been proposed.

Note 3 – Fair Value of Financial Instruments

Fair Value Accounting Elections

The Company has elected the fair value option for all of its RMBS and as a result, all changes in the estimated fair value of such securities are reflected in the results of operations.

Financial Instruments carried at Fair Value

The following tables present the Company’s financial instruments carried at fair value as of September 30, 2012, based upon the valuation hierarchy:

	Estimated Fair Value
	Level I	Level II	Level III	Total
Assets
Agency RMBS	$-	$4,579,933	$-	$4,579,933
Agency Interest-Only Strips accounted for as derivatives, included in RMBS	-	33,863	-	33,863
Subtotal		4,613,796		4,613,796
Derivative assets	-	3,729	-	3,729
Total	$-	$4,617,525	$-	$4,617,525

Liabilities
Derivative liabilities	$-	$15,916	$-	$15,916
Total	$-	$15,916	$-	$15,916

The Company uses third party pricing services to price its RMBS and derivative instruments. The Company compares this pricing to pricing from other third party pricing services to validate the reasonableness of the pricing obtained from the primary pricing service for its RMBS and derivative instruments.

Other Fair Value Disclosures

Cash and cash equivalents as well as Due from counterparties and Due to counterparties on the Company’s balance sheet are reflected at cost which approximates estimated fair value.

The fair value of the repurchase agreements is based on an expected present value technique. This method discounts future estimated cash flows using rates the Company determined best reflect current market interest rates that would be offered for loans with similar characteristics and credit quality. The use of different market assumptions or estimation methodologies can have a material effect on the estimated fair value amounts. At September 30, 2012, the Company’s borrowings under repurchase agreements had a fair value of approximately $1.9 billion and a carrying value of approximately $1.9 billion.

Western Asset Mortgage Capital Corporation

Notes to Financial Statements (Unaudited)

(in thousands- except share and per share data)

Note 4 – Residential Mortgage-Backed Securities

The following table presents certain information about the Company’s investment portfolio at September 30, 2012:

	Principal Balance (1)	Unamortized Premium (Discount), net	Amortized Cost (1)	Unrealized Gain (Loss), net	Estimated Fair Value (1)	Net Weighted Average Coupon (2)		Weighted Average Yield (3)
Agency RMBS:
30-Year Mortgage	$3,591,602	$289,580	$3,881,182	$26,507	$3,907,689	3.6%		3.0%
20-Year Mortgage	481,626	32,962	514,588	3,629	518,217	3.3%		2.4%
CMO – Fixed rate	66,000	10,684	76,684	183	76,867	6.5%		2.6%
IOs and IIOs (4)	N/A	N/A	81,203	(4,043)	77,160	4.4%		17.9%
Agency Interest-Only Strips, accounted for as derivatives (4)	N/A	N/A	N/A	N/A	33,863	4.0%	(5)	33.6%
Total	$4,139,228	$333,226	$4,553,657	$26,276	4,613,796	3.7%		3.4%

(1) Includes unsettled purchases with an aggregate cost of $2,667,281 and estimated fair value of $2,666,351 at September 30, 2012.

(2) Net weighted average coupon as of September 30, 2012 is presented, net of servicing and other fees.

(3) Weighted average yield as of September 30, 2012 incorporates estimates for future prepayment and loss assumptions.

(4) IOs and IIOs and Agency Interest-Only Strips, accounted for as derivatives have no principal balances and bear interest based on a notional balance. The notional balance is used solely to determine interest distributions on interest-only class of securities.

(5) Interest on these securities is reported as a component of Loss on derivative instruments.

Weighted average expected remaining term to maturity of the investment portfolio is 9.3 years.

The components of the carrying value of the Company’s investment portfolio are as follows:

September 30, 2012

Principal balance	$4,139,228
Amortized cost of IOs and IIOs	81,203
Carrying value of Agency Interest-Only Strips accounted for as derivatives	33,863
Unamortized premium	333,226
Unamortized discount	-
Gross unrealized gains	39,254
Gross unrealized losses	(12,978)
Estimated fair value	$4,613,796

As of September 30, 2012, the Company held Agency RMBS with a fair value of approximately $1.2 billion in an unrealized loss position of approximately $13.0 million.  As of September 30, 2012, the Company held no investments in an unrealized loss position for greater than one year.  At September 30, 2012, the Company did not intend to sell any of its Agency RMBS that were in an unrealized loss position, and it is “more likely than not” that the Company will not be required to sell these Agency RMBS before recovery of their amortized cost basis, which may be at their maturity.

The Company assesses its Agency RMBS for other-than-temporary impairment on at least a quarterly basis. When the fair value of an investment is less than its amortized cost at the balance sheet date of the reporting period for which impairment is assessed, the impairment is designated as either “temporary” or “other-than-temporary.” In deciding on whether or not a security is other than temporarily impaired, the Company considers several factors, including the nature of the investment, communications (if any) from the trustees of securitizations regarding the credit quality of the security, the severity and duration of the impairment, the cause of the impairment, and the Company’s intent that it is more likely than not that the Company can hold the security until recovery of its cost basis. The Company did not have other than temporary impairments for the period from May 15, 2012 (commencement of operations) through September 30, 2012.

For non-Agency RMBS that are purchased at a discount to par value and/or are rated below AA at the time of purchase and Agency Interest-Only Strips that are not classified as derivatives, an other-than-temporary impairment is deemed to have occurred when there is an adverse change in the expected cash flows (principal or interest) to be received and the fair value of the beneficial interest is less than its carrying amount. These adjustments are reflected in the Company’s Statement of Operations as Other loss on Residential mortgage-backed securities. In determining whether an adverse change in cash flows occurred, the present value of the remaining cash flows, as estimated at the initial transaction date (or the last date previously revised), is compared to the present value of the expected cash flows at the current reporting date.  The estimated cash flows reflect those a “market participant” would use and are discounted at a rate equal to the current yield used to accrete interest income. If an other-than-temporary impairment is recognized as a result of this analysis, the yield is changed to the market rate. The last revised estimated cash flows are then used for future impairment analysis purposes.

Western Asset Mortgage Capital Corporation

Notes to Financial Statements (Unaudited)

(in thousands- except share and per share data)

The following tables present components of interest income on the Company’s Agency RMBS.

	For the three months ended September 30, 2012

	Coupon	Net (Premium) Discount	Interest
	Interest	Amortization	Income
Agency RMBS	$21,544	$(6,856)	$14,688
Total	$21,544	$(6,856)	$14,688

	For the period from May 15, 2012 (commencement of operations) through September 30, 2012

	Coupon	Net (Premium) Discount	Interest
	Interest	Amortization	Income
Agency RMBS	$30,592	$(9,054)	$21,538
Total	$30,592	$(9,054)	$21,538

Note 5 – Borrowings under Repurchase Agreements

As of September 30, 2012, the Company had master repurchase agreements with 13 counterparties, and was in discussions with additional counterparties, to finance substantially its entire Agency RMBS portfolio.  As of September 30, 2012, the Company had borrowings under repurchase agreements with 11 counterparties.  For the period from May 15, 2012 (commencement of operations) through September 30, 2012, the Company had average borrowings under its repurchase agreements of approximately $1.7 billion and had a maximum month-end balance during the period of approximately $1.9 billion.

The repurchase agreements bear interest at a contractually agreed-upon rate and typically have terms ranging from one month to three months.  The Company’s repurchase agreement borrowings are accounted for as secured borrowings given that the Company maintains effective control of the financed assets.  Under the repurchase agreements, the respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets requires the Company to post additional securities as collateral, pay down borrowings or establish cash margin accounts with the counterparties in order to re-establish the agreed-upon collateral requirements, referred to as margin calls.  The inability of the Company to post adequate collateral for a margin call by the counterparty can result in a condition of default under the Company’s repurchase agreements, thereby enabling the counterparty to liquidate the collateral pledged by the Company, which may have an adverse effect on the Company’s financial condition and results of operations.

Further, if the Company is unable to renew, replace or expand repurchase financing with other sources of financing on substantially similar terms it may have an adverse effect on the Company’s business and results of operations, due to the long term nature of the Company’s investments and relatively short-term maturities of the Company’s repurchase agreements.  The financial covenants of certain of the repurchase agreements require the Company to maintain certain equity and leverage metrics. The Company is in compliance with these covenants at September 30, 2012.

The following table summarizes certain characteristics of the Company’s repurchase agreements at September 30, 2012:

RMBS Pledged	Repurchase Agreement Borrowings	Weighted Average Interest Rate on Borrowings Outstanding at end of period	Weighted Average Remaining Maturity (days)
Agency RMBS	$1,923,517	0.44%	53
Total	$1,923,517	0.44%	53

Western Asset Mortgage Capital Corporation

Notes to Financial Statements (Unaudited)

(in thousands- except share and per share data)

Note 6 – Collateral Positions

The following tables summarize the Company’s collateral positions, with respect to its borrowings under repurchase agreements, derivatives and clearing margin account at September 30, 2012:

	Assets Pledged- Fair Value	Amortized Cost	Accrued Interest	Fair Value of Assets Pledged and Accrued Interest
Assets pledged for borrowings under repurchase agreements:
Agency RMBS	$2,032,285	$2,051,871	$6,001	$2,038,286
Cash (1)	880	-	-	880
Cash collateral for derivatives (1):	23,900	-	-	23,900
Total	$2,057,065	$2,051,871	$6,001	$2,063,066

(1)  Cash posted as collateral is included in Due from counterparties on the Company’s balance sheet.

A reduction in the value of pledged assets typically results in the repurchase agreement counterparty initiating a daily margin call.  At September 30, 2012, Agency RMBS held by counterparties as security for repurchase agreements totaled approximately $2.0 billion. Cash collateral held by counterparties at September 30, 2012 was approximately $24.8 million. In addition, the Company’s counterparties have posted cash of approximately $7.0 million as collateral under the Company’s interest rate swaps and repurchase agreements, which is included in Due to counterparties in the balance sheet.

Note 7 – Derivative Instruments

The Company’s derivatives currently include interest rate swaps (“interest rate swaps”), interest rate swaptions and Agency Interest-Only Strips that are classified as derivatives.

Interest rate swaps and interest rate swaptions

The Company is exposed to certain risk arising from both its business operations and economic conditions.  Specifically, the Company’s primary source of debt funding is repurchase agreements and the Company enters into derivative financial instruments to manage exposure to variable cash flows on portions of its borrowings under those repurchase agreements.  Since the interest rates on repurchase agreements typically change with market interest rates such as the London interbank offered rate or LIBOR, the Company is exposed to constantly changing interest rates, which accordingly affects cash flows associated with these rates on its borrowings.  To mitigate the effect of changes in these interest rates, the Company enters into interest rate swap agreements which help to mitigate the volatility in the interest rate exposures and their related cash flows.  Interest rate swaps involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the interest rate swap without exchange of the underlying notional amount.

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

The Company’s interest rate swap and interest rate swaption derivative instruments consisted of the following at September 30, 2012:

	Notional Amount	Fair Value, excluding accrued interest	Accrued Interest
Interest rate swaps, assets	$774,000	$2,797	$(455)
Interest rate swaption, assets	75,000	932	-
Total derivative instruments, assets	849,000	3,729	(455)
Interest rate swaps, liabilities	1,489,500	(15,916)	(2,841)
Total derivative instruments	$2,338,500	$(12,187)	$(3,296)

The following table summarizes the average fixed pay rate and average maturity for the Company’s interest rate swaps as of September 30, 2012 (excludes interest rate swaptions):

Term to Maturity	Notional Amount	Average Fixed Pay Rate	Average Maturity (Years)
Greater than 1 year and less than 3 years	$542,000	0.6%	2.2
Greater than 3 years and less than 5 years	260,100	0.9	3.9
Greater than 5 years	1,461,400	1.6	9.5
Total	$2,263,500	1.3%	7.1

Western Asset Mortgage Capital Corporation

Notes to Financial Statements (Unaudited)

(in thousands- except share and per share data)

As of September 30, 2012, approximately 26% of these instruments are forward starting swaps (approximately ten months forward). The Company’s agreements with certain of its interest rate swap counterparties may be terminated at the option of the counterparty if the Company does not maintain certain equity and leverage metrics. Through September 30, 2012, the Company was in compliance with the terms of such financial tests.

At September 30, 2012, the Company had entered into a swaption with a notional amount of $75.0 million that expires in 11 months. If exercised, the Company can enter into a 10 year fixed pay swap agreement at a predetermined strike price.

As of September 30, 2012, the estimated fair value of derivatives in a net liability position, which includes accrued interest, related to these agreements was approximately $16.5 million.  The Company has minimum collateral posting thresholds with certain of its derivative counterparties, for which it typically pledges cash.  As of September 30, 2012, the Company had cash pledged as collateral of $23.9 million, which is reported on the balance sheet as Due from counterparties.  If the Company had breached any of these provisions at September 30, 2012, it could have been required to settle its obligations under the agreements at their termination value of approximately $16.5 million.

Agency Interest-Only Strips

The Company also invests in Agency Interest-Only Strips. The Company has evaluated the terms and conditions of its holdings of Agency Interest-Only Strips to determine if these instruments have the characteristics of investments or would be considered derivatives under GAAP.  Accordingly, Agency Interest-Only Strips having the characteristics of derivatives have been accounted for at fair value with changes in recognized in Loss on derivative instruments in the Statement of Operations, along with any interest received. The carrying value of these Agency Interest-Only Strips is included in Residential mortgage-backed securities on the balance sheet.

The following table summarizes the amounts recognized on the statements of operations related to the Company’s derivative instruments for the three months ended September 30, 2012, and for the period from May 15, 2012 (commencement of operations) through September 30, 2012:

Three months ended September 30, 2012

Derivative Instrument	Interest Income (expense), net	Mark-to-market adjustments on derivative instruments	(Loss) gain on derivative instruments
Interest rate swaps(1)	$(1,630)	$(8,075)	$(9,705)
Interest rate swaptions	-	(298)	(298)
Agency Interest-Only Strips(2)	1,622	(3,295)	(1,673)
Total	$(8)	$(11,668)	$(11,676)

(1) Interest income (expense), net on interest rate swaps represents the net amount paid, including accrued amounts, for swaps during the period and realized gains (losses) on swap terminations.

(2) Interest Income (expense), net on Agency Interest-Only Strips represents interest income on these securities based on the actual coupon.

Period from May 15, 2012 (commencement of operations) through September 30, 2012

Derivative Instrument	Interest Income (expense), net	Mark-to-market adjustments on derivative instruments	Loss on derivative instruments
Interest rate swaps(1)	$(2,352)	$(13,119)	$(15,471)
Interest rate swaptions	-	(298)	(298)
Agency Interest-Only Strips(2)	2,439	(3,659)	(1,220)
Total	$87	$(17,076)	$(16,989)

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

Western Asset Mortgage Capital Corporation

Notes to Financial Statements (Unaudited)

(in thousands- except share and per share data)

Note 8 — Related Party Transactions

Management Agreement

In connection with the Company’s IPO in May 2012, the Company entered into a management agreement (the “Management Agreement”) with the Manager, which describes the services to be provided by the Manager and compensation for such services.  The Manager is responsible for managing the Company’s operations, including: (i) performing all of its day-to-day functions other than those provided by the Company’s chief financial officer; (ii) determining investment criteria in conjunction with the board of directors; (iii) sourcing, analyzing and executing investments, asset sales and financings; (iv) performing asset management duties; and (v) performing financial and accounting management, subject to the direction and oversight of the Company’s board of directors. Pursuant to the terms of the Management Agreement, the Manager is paid a management fee equal to 1.50% per annum of the Company’s adjusted stockholders’ equity, calculated and payable (in cash) quarterly in arrears. For purposes of calculating the management fee, “adjusted stockholders’ equity” means the sum of the net proceeds from any issuances of the Company’s equity securities since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus retained earnings, calculated in accordance with GAAP, at the end of the most recently completed fiscal quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less any amount paid for repurchases of the Company’s shares of common stock, excluding any unrealized gains, losses or other non-cash items that have impacted stockholder’s equity as reported in the Company’s financial statements prepared in accordance with GAAP, regardless of whether such items are included in other comprehensive income or loss, or in net income, and excluding one-time events pursuant to changes in GAAP and certain other non-cash charges after discussions between the Manager and the Company’s independent directors and after approval by a majority of the Company’s independent directors. However, if the Company’s stockholders’ equity for any given quarter is negative based on the calculation described above, the Manager will not be entitled to receive any management fee for that quarter.

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

The Management Agreement may be amended, supplemented or modified by agreement between the Company and the Manager. The initial term of the Management Agreement expires on May 15, 2015 and it is automatically renewed for one-year terms on each anniversary thereafter unless previously terminated as described below. The Company’s independent directors will review the Manager’s performance and any fees payable to the Manager annually and, following the initial term, the Management Agreement may be terminated annually upon the affirmative vote of at least two-thirds of the Company’s independent directors, based upon: (i) the Manager’s unsatisfactory performance that is materially detrimental to the Company; or (ii) the Company’s determination that any fees payable to the Manager are not fair, subject to the Manager’s right to prevent such termination due to unfair fees by accepting a reduction of management fees agreed to by at least two-thirds (2/3) of the Company’s independent directors. The Company will provide the Manager 180 days prior notice of any such termination. Unless terminated for cause, the Company will pay the Manager a termination fee equal to three times the average annual management fee earned by the Manager during the prior 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination.

The Company may also terminate the Management Agreement at any time, including during the initial term, without the payment of any termination fee, with 30 days prior written notice from the Company’s board of directors for cause, which will be determined by a majority of the Company’s independent directors, which is defined as: (i) the Manager’s continued material breach of any provision of the Management Agreement (including the Manager’s failure to comply with the Company’s investment guidelines); (ii) the Manager’s fraud, misappropriation of funds, or embezzlement against the Company; (iii) the Manager’s gross negligence in the performance of its duties under the Management Agreement; (iv) the occurrence of certain events with respect to the bankruptcy or insolvency of the Manager, including an order for relief in an involuntary bankruptcy case or the Manager authorizing or filing a voluntary bankruptcy petition; (v) the Manager is convicted (including a plea of nolo contendere) of a felony; or (vi) the dissolution of the Manager.

For the three months ended September 30, 2012 and for the period from May 15, 2012 (commencement of operations) through September 30, 2012, the Company incurred approximately $0.8 million and approximately $1.2 million, respectively in management fees.  In addition to the management fee, the Company is also responsible for reimbursing the Manager for certain expenses paid by the Manager on behalf of the Company and for certain services provided by the Manager to the Company.  For the three months ended September 30, 2012 and for the period from May 15, 2012 (commencement of operations) through September 30, 2012, the Company recorded expenses included in general and administrative expense totaling $9 thousand related to salary or employee benefits associated with the Company’s sole employee paid by the Manager on behalf of the Company. Notwithstanding the foregoing, any such expenses incurred by the Manager and reimbursed by the Company are typically included in the Company’s general and administrative expense on its statement of operations, or may be reflected on the balance sheet and associated statement of changes in stockholders’ equity, based on the nature of the item.  At September 30, 2012, approximately $0.8 million for management fees incurred but not yet paid was included in payable to related party on the balance sheet.

Western Asset Mortgage Capital Corporation

Notes to Financial Statements (Unaudited)

(in thousands- except share and per share data)

Offering Costs

For the period from May 15, 2012 (commencement of operations) through September 30, 2012, the Company was responsible for $1.2 million of offering costs incurred in connection with the Company’s IPO of its common stock and concurrent private placements. The Manager agreed to pay for all costs in excess of $1.2 million. During the three months ended September 30, 2012, the Company paid the Manager $1.2 million as reimbursement for offering costs previously incurred by the Company with respect to its IPO and paid by the Manager.  Offering costs of approximately $5.4 million were borne by the Company in connection with its follow-on common stock offering executed in September 2012.

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

The Equity Incentive Plans include provisions for grants of restricted common stock and other equity-based awards to the Manager, its employees and employees of its affiliates and to the Company’s directors, officers and employees. The Company can issue up to 3.0% of the total number of issued and outstanding shares of its common stock (on a fully diluted basis) at the time of each award (other than any shares previously issued or subject to awards made pursuant to one of our Equity Incentive Plans) under these Equity Incentive Plans. At May 15, 2012, there were 308,335 shares of common stock initially reserved for issuance under the Equity Incentive Plans. Subsequent to the settlement of the September follow-on common stock offering, the number of shares of common stock available for issuance under the Equity Incentive Plans increased to 722,335, inclusive of the 66,114 enumerated above. The Company recognized stock-based compensation expense of approximately $157 thousand and $211 thousand for the three months ended September 30, 2012 and for the period from May 15, 2012 (commencement of operations) through September 30, 2012, respectively.

All restricted common shares granted possess all incidents of ownership, including the right to receive dividends and distributions, and the right to vote. The award agreements include restrictions whereby the restricted shares cannot be sold, assigned, transferred, pledged, hypothecated or otherwise disposed of prior to the lapse of restrictions under the respective award agreement. The restrictions lapse on the unvested restricted shares awarded when vested, subject to the grantee’s continuing to provide services to the Company as of the vesting date.  Unvested restricted shares and rights to dividends thereon are forfeited upon termination of grantee.

Western Asset Mortgage Capital Corporation

Notes to Financial Statements (Unaudited)

(in thousands- except share and per share data)

The following is a summary of restricted common stock vesting dates as of September 30, 2012:

Vesting Date	Shares Vesting
January 2013	3,485
May 2013	21,553
January 2014	3,485
May 2014	17,053
January 2015	3,485
May 2015	17,053
66,114

Note 10 – Initial Public Offering, Private Placements and September 28, 2012 Follow-On Offering

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

Each of the aforementioned warrant units consists of one share of the Company’s common stock and a warrant to purchase 0.5 of a share of the Company’s common stock. At the time of issuance, each warrant had an exercise price of $20.50 per share, subject to adjustment upon the occurrence of customary events triggering an anti-dilution adjustment and certain sales of the Company’s common stock (see discussion below).  In addition, the warrants are subject to certain limitations on exercise.  The warrants expire on May 15, 2019.

The net proceeds to the Company from the IPO and two concurrent private placements were approximately $204.4 million, net of offering expenses of $1.2 million for which the Company agreed to be responsible.  The Manager agreed to be responsible for all offering expenses in excess of $1.2 million, including the underwriting discount and the placement agent fees in the two private placements (in the aggregate, approximately $7.8 million).

On September 27, 2012, the Company entered into a binding agreement with a group of underwriters to sell an incremental 12.0 million shares of the Company’s common stock, effective as of September 28, 2012.  The agreement provided the underwriters with the right to purchase an additional 1.8 million shares (15% of 12.0 million) during the succeeding thirty (30) days.  The shares were offered to the market at a price of $22.20 per share and the underwriters exercised their option to purchase the incremental 1.8 million shares on September 28, 2012.  Net proceeds to the Company were approximately $301.0 million after subtracting underwriting commissions and offering expenses of approximately $5.4 million.  Settlement date for the stock offering was October 3, 2012.  Accordingly, the transaction is reflected on the September 30, 2012 balance sheet as a Stock subscription receivable and an increase to Stockholders’ Equity.  On October 3, 2012, as a result of the offering, the exercise price of the warrants was reduced from $20.50 to $19.44.

Western Asset Mortgage Capital Corporation

Notes to Financial Statements (Unaudited)

(in thousands- except share and per share data)

Note 11 – Net Income per Common Share

The table below presents basic and diluted net income per share of common stock for the three months ended September 30, 2012 and for the period from May 15, 2012 (commencement of operations) through September 30, 2012:

	Three Months Ended September 30, 2012	For the Period from May 15, 2012 (commencement of operations) through September 30, 2012
Numerator:
Net income attributable to common stockholders and participating securities for basic and diluted earnings per share	$28,194	$32,455

Denominator:
Weighted average shares of common stock outstanding	10,277,830	10,277,830
Weighted average participating securities	66,114	63,030
Denominator for basic earnings per share—weighted average shares of common stock outstanding and common stock equivalents outstanding	10,343,944	10,340,860

Weighted average diluted shares outstanding (warrants)	20,308	-

Denominator for diluted earnings per share—weighted average shares of common stock outstanding and common stock equivalents outstanding	10,364,252	10,340,860

Basic net income per weighted average share of common stock	$2.73	$3.14

Diluted net income per weighted average share of common stock	$2.72	$3.14

Note 12 – Income Taxes

Based on the Company’s analysis of any potential uncertain income tax positions, the Company concluded that it does not have any uncertain tax positions that meet the recognition or measurement criteria as of September 30, 2012.  In the event that the Company incurs income tax related interest and penalties, the Company’s policy is to classify them as a component of provision for income taxes.

Note 13 – Subsequent Events

On September 20, 2012, the Company declared a dividend of $0.85 per share to shareholders of record at October 1, 2012 which was paid on October 25, 2012.

ITEM 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING INFORMATION

The Company makes forward-looking statements herein and will make forward-looking statements in future filings with the Securities and Exchange Commission (the “SEC”), press releases or other written or oral communications within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  For these statements, the Company claims the protections of the safe harbor for forward-looking statements contained in such sections.  Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond the Company’s control.  These forward-looking statements include information about possible or assumed future results of the Company’s business, financial condition, liquidity, results of operations, plans and objectives.  When the Company uses the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions, the Company intends to identify forward-looking statements.  Statements regarding the following subjects, among others, may be forward-looking: market trends in the Company’s industry, interest rates, real estate values, the debt securities markets, the U.S. housing market or the general economy or the demand for residential mortgage loans; the Company’s business and investment strategy; the Company’s projected operating results; actions and initiatives of the U.S. Government and changes to U.S. Government policies and the execution and impact of these actions, initiatives and policies; the state of the U.S. economy generally or in specific geographic regions; economic trends and economic recoveries; the Company’s ability to obtain and maintain financing arrangements, including securitizations; the currently attractive Agency RMBS (as defined herein) return dynamics available; the level of government involvement in the U.S. mortgage market; the anticipated default rates on Agency and non-Agency RMBS (as defined herein); the loss severity on non-Agency RMBS; the return of the non-Agency RMBS securitization market; general volatility of the securities markets in which the Company participates; changes in the value of the Company’s assets; the Company’s expected portfolio of assets; the Company’s expected investment and underwriting process; interest rate mismatches between the Company’s target assets and any borrowings used to fund such assets; changes in interest rates and the market value of the Company’s target assets; changes in prepayment rates on the Company’s target assets; effects of hedging instruments on the Company’s target assets; rates of default or decreased recovery rates on the Company’s target assets; the degree to which the Company’s hedging strategies may or may not protect the Company from interest rate volatility; impact of and changes in governmental regulations, tax law and rates, accounting guidance and similar matters; the Company’s ability to maintain the Company’s qualification as a REIT for U.S. federal income tax purposes; the Company’s ability to maintain its exemption from registration under the Investment Company Act of 1940, as amended (the “1940 Act”); the availability of opportunities to acquire Agency RMBS, non-Agency RMBS, residential mortgage loans and other residential mortgage assets; the availability of qualified personnel; estimates relating to the Company’s ability to make distributions to its stockholders in the future; and the Company’s understanding of its competition.

The forward-looking statements are based on the Company’s beliefs, assumptions and expectations of its future performance, taking into account all information currently available to it.  Forward-looking statements are not predictions of future events.  These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to the Company.  See “Risk Factors” in the Company’s Registration Statement on Form S-11, as originally filed and declared effective on September 28, 2012 with the SEC.  These and other risks, uncertainties and factors, including those described in the annual, quarterly and current reports that the Company files with the SEC, could cause its actual results to differ materially from those included in any forward-looking statements the Company makes.  All forward-looking statements speak only as of the date they are made.  New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect the Company.  Except as required by law, the Company is not obligated to, and does not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion should be read in conjunction with the Company’s financial statements and the accompanying notes to the Company’s financial statements, which are included in Item 1 of this Quarterly Report on Form 10-Q, as well as the information contained in the Company’s Registration Statement on Form S-11, as originally filed on and declared effective on September 28, 2012 with the SEC.

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

We are externally managed and advised by Western Asset Management Company (“WAM”, or the “Manager”), an SEC-registered investment advisor and a wholly-owned subsidiary of Legg Mason. Our Manager is responsible for administering our business activities and our day-to-day operations, subject to the supervision of our board of directors.  On May 9, 2012, we entered into: (i) a binding underwriting agreement with a group of underwriters to sell 8.0 million shares of our common stock for $20.00 per share in our initial public offering (“IPO”) for an aggregate offering price of $160.0 million; (ii) unit purchase agreements, pursuant to a private placement, with certain institutional accredited investors to purchase 2,231,787 warrant units for $20.00 per unit for an aggregate offering price of approximately $44.6 million; and (iii) a security purchase agreement to sell 46,043 shares of our common stock, for $20.00 per share to our Manager’s deferred compensation plan in another private placement for an aggregate offering price of approximately $0.9 million.

Each of the aforementioned warrant units consists of one share of our common stock and a warrant to purchase 0.5 of a share of our common stock. Each warrant had an initial exercise price of $20.50 per share, subject to adjustment upon the occurrence of customary events triggering an anti-dilution adjustment and certain sales of our common stock (see discussion below).  In addition, the warrants are subject to certain limitations on exercise.

The net proceeds from our IPO and concurrent private placements were received on May 15, 2012. The net proceeds to us were approximately $204.4 million, net of offering expenses of $1.2 million for which we agreed to be responsible.  Our Manager agreed to be responsible for all offering expenses in excess of $1.2 million, including the underwriting discount and  the placement agent fees in the two private placements (in the aggregate, approximately $7.8 million).

On September 27, 2012, we entered into a binding agreement with a group of underwriters to sell an incremental 12.0 million shares of our common stock, effective as of September 28, 2012.  The agreement provided the underwriters with the right to purchase an additional 1.8 million shares (15% of 12.0 million) during the succeeding thirty (30) days.  The shares were offered to the market at a price of $22.20 per share and the underwriters exercised their option to purchase the incremental 1.8 million shares on September 28, 2012.  Net proceeds to the Company were approximately $301.0 million after subtracting underwriting commissions and offering expenses of approximately $5.4 million.  Settlement date for the stock offering was October 3, 2012.  Accordingly, the transaction is reflected on the September 30, 2012 balance sheet as a Stock subscription receivable and an increase to Stockholders’ Equity.  On October 3, 2012, as a result of this offering closing, the exercise price of the warrants was reduced from $20.50 to $19.44.

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

As of September 30, 2012, we had entered into master repurchase agreements with 13 counterparties and are in discussions with other financial institutions for additional repurchase agreement capacity. Upon closing of our follow-on offering on October 3, 2012, we will have potential funding capacity in excess of $5.0 billion. As of September 30, 2012, we had approximately $1.9 billion of borrowings outstanding under our repurchase agreements collateralized by approximately $2.0 billion of Agency RMBS.  We have entered into swaps to effectively fix (for the life of the swap) the floating interest rate of approximately $2.3 billion of borrowings under our repurchase agreements, inclusive of swaps entered into in anticipation of the overall increase in the size of the portfolio and its corresponding funding requirements as of September 30, 2012.  As of September 30, 2012, our debt-to-equity ratio was approximately 3.7 to 1, or 8.5 to 1 assuming all unsettled trades were settled with repurchase agreements at our average advance rate from May 15, 2012 (commencement of operations) through September 30, 2012 on settled trades.

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

The current economic and market outlook are shaped in a significant manner by the unprecedented level of fiscal and monetary stimulus that the U.S. Government and U.S. Federal Reserve Board provided in the aftermath of the 2008 credit crisis. The current rate environment is characterized by a steep yield curve with the spread between two-year U.S. Treasury Notes and ten-year U.S. Treasury Notes well above the average spread over the last three decades. The U.S. Federal Reserve Board has maintained a near-zero target for the federal funds rate, and has reiterated its commitment to fulfilling its mandate to promote higher growth and lower unemployment and to maintain price stability in the U.S. economy.

It is our Manager’s view that while recent economic data suggests an improvement in U.S. economic growth, the significant mortgage debt burden, run-off of fiscal stimulus and budget discipline at both the U.S. federal and state level will serve as an impediment to real GDP and employment growth during the balance of 2012 and in 2013. Recent headline inflation data has been relatively modest and we do not believe core rates will increase meaningfully, largely due to a plentiful supply of labor, thereby effectively eliminating wage pressure, and low rates of resource utilization. For these reasons, and considering its dual mandate to manage both inflation and unemployment, we believe that the U.S. Federal Reserve Board will exercise patience before unwinding any form of monetary stimulus now in effect. We expect this type of muted recovery to keep the yield curve relatively steep and, barring any system shocks to the capital markets, provide for the strong demand for Agency RMBS to continue.

We believe investors continue to seek incremental spreads relative to U.S. Treasury Notes in a low yield environment and financial institutions continue to prefer high quality, liquid Agency RMBS. Yield spreads on Agency RMBS remain attractive relative to historical spread levels. As the capital markets have recovered, commercial banks have re-entered the secured lending market, which has quickened the pace of asset recovery, and the return to more normalized credit spreads. Financing of Agency and non-Agency RMBS is currently widely available through, among other vehicles, repurchase agreements. Haircuts, or the discount attributed to the value of securities sold under repurchase agreements, average between 3% and 5% for Agency RMBS, depending on the specific security used as collateral for such repurchase agreements and haircuts for IOs and IIOs can be as high as 25%.

The U.S. government, through the FHA, the Federal Deposit Insurance Corporation, or FDIC, and the U.S. Treasury, has commenced or proposed implementation of programs designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures. These loan modification and refinance programs, future U.S. federal, state and/or local legislative or regulatory actions that result in the modification of outstanding mortgage loans, as well as changes in the requirements necessary to qualify for refinancing mortgage loans with FNMA, FHLMC or GNMA, may adversely affect the value of, and the returns on, residential mortgage loans, RMBS, real estate-related securities and various other asset classes in which we may invest. In addition to the foregoing, the U.S. Congress and/or various states and local legislators may enact additional legislation or regulatory action designed to address the current economic crisis or for other purposes that could have a material adverse effect on our ability to execute our business strategies.

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

In a statement issued at the conclusion of its August 1, 2012 meeting, the U.S. Federal Reserve Board acknowledged that despite some signs of improvement, the U.S. housing sector remains depressed.  Based on the deceleration in economic and employment growth as well as the expectation for continued low inflation, the U.S. Federal Reserve Board announced that it would continue its highly accommodative fiscal policy and extend through the end of the year its program to extend the average maturity of its holdings of securities by continuing to reinvest principal payments received on its holdings of Agency debt and Agency mortgage-backed securities in additional Agency mortgage-backed securities. This program dubbed “Operation Twist” was originally announced in September 2011.  By extending the average maturity of securities held by the U.S. Federal Reserve Board in its portfolio, the expectation is that such action will continue to create downward pressure on longer-term interest rates, which, in turn, will ease financial conditions in the U.S. and provide additional stimulus to support the economic recovery.  On September 13, 2012, the U.S. Federal Reserve affirmed its intention to continue to reinvest principal payments received on its Agency mortgage-backed bond portfolio in new Agency mortgage-backed securities through the end of the year and that it will also purchase an incremental $40 billion of Agency mortgage-backed securities each month.  This most recent action by the U.S. Federal Reserve Board is commonly referred to as “QE3”.

Investment Strategy

Our Manager’s investment philosophy, which developed from a singular focus in fixed-income asset management over a variety of credit cycles and conditions, is to provide clients with diversified, tightly controlled, long-term value-oriented portfolios. Through rigorous analysis of all sectors of the fixed-income market, our Manager seeks to identify assets with the greatest risk-adjusted total value potential. In making investment decisions on our behalf, our Manager incorporates its views on the economic environment and the outlook for the mortgage markets, including relative valuation, supply and demand trends, the level of interest rates, the shape of the yield curve, prepayment rates, financing and liquidity, commercial and residential real estate prices, delinquencies, default rates, recovery of various segments of the economy and vintage of collateral, subject to maintaining our REIT qualification and our exemption from registration under the 1940 Act. We benefit from the breadth and depth of our Manager’s overall investment philosophy, which focuses on a macroeconomic analysis as well as an in-depth analysis of individual assets and their relative value.

We rely on our Manager’s expertise in asset allocation and identifying attractive assets within our investment strategy. Although our core investment strategy is currently focused on solely on Agency RMBS, our Manager’s expertise in related investment disciplines such as non-Agency RMBS, CMBS (as defined herein), and ABS (as defined herein) provides our Manager with both: (i) valuable investment insights to our Agency RMBS investment selection and strategy; and (ii) flexibility to invest in assets other than Agency RMBS opportunistically as market conditions warrant.

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

Target Assets

We have invested the proceeds of our IPO and concurrent private placements and expect to continue to focus on investing in the following types of securities:

Agency RMBS - Agency RMBS, which are RMBS for which the principal and interest payments are guaranteed by a U.S. Government agency, such as GNMA, or a U.S. Government-sponsored entity, such as FNMA or FHLMC.  The Agency RMBS we acquire could be secured by fixed-rate mortgages, adjustable-rate mortgages or hybrid adjustable-rate mortgages. Fixed-rate mortgages have interest rates that are fixed for the term of the loan and do not adjust. The interest rates on adjustable-rate mortgages generally adjust annually (although some may adjust more frequently) to an increment over a specified interest rate index. Hybrid adjustable-rate mortgages have interest rates that are fixed for a specified period of time (typically three, five, seven or ten years) and, thereafter, adjust to an increment over a specified interest rate index. Adjustable-rate mortgages and hybrid adjustable-rate mortgages generally have periodic and lifetime constraints on the amount by which the loan interest rate can change on any predetermined interest rate reset date.  As of September 30, 2012, all of our Agency RMBS are secured by fixed-rate mortgages.

Mortgage pass-through certificates. - Mortgage pass-through certificates are securities representing interests in “pools” of mortgage loans secured by residential real property where payments of both interest and scheduled principal, plus pre-paid principal, on the securities are made monthly to holders of the securities, in effect “passing through” monthly payments made by the individual borrowers on the mortgage loans that underlie the securities, net of fees paid to the issuer/guarantor of the securities and servicers of the underlying mortgages.

Agency Derivatives:

Agency Interest-Only Strips. - This type of security only entitles the holder to interest payments. The yield to maturity of Agency Interest-Only Strips is extremely sensitive to the rate of principal payments (particularly prepayments) on the underlying pool of mortgages. We invest in these types of securities primarily to take advantage of particularly attractive prepayment-related or structural opportunities in the Agency RMBS markets, as well as to help manage the duration of our overall portfolio.

Agency Inverse Interest-Only RMBS. - This type of security has a coupon with an inverse relationship to its index and is subject to caps and floors. Agency Inverse Interest-Only RMBS entitles the holder to interest only payments based on a notional principal balance, which is typically equal to a fixed rate of interest on the notional principal balance less a floating rate of interest on the notional principal balance that adjusts according to an index subject to set minimum and maximum rates. The value of Agency Inverse Interest-Only RMBS will generally decrease when its related index rate increases and increase when its related index rate decreases.

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

CMOs include Agency stripped securities, which are mortgage-backed securities structured with two or more classes that receive different distributions of principal or interest on a pool of Agency RMBS. Stripped securities include interest only Agency RMBS and inverse interest only Agency RMBS, each of which we may invest in subject to maintaining our qualification as a REIT.

One type of Agency RMBS we intend to invest in, but had not yet done so as of the end of the quarter, is described below.

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

We fund the acquisition of our assets through the use of leverage from a number of financing sources, subject to maintaining our qualification as a REIT. We finance purchases of Agency RMBS and intend to fund our potential target assets primarily through the use of repurchase agreements.

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

We expect to maintain a debt to equity ratio seven to eleven times the amount of our stockholders’ equity (calculated in accordance with GAAP), although there is no minimum or maximum leverage that our investment policies explicitly require. Depending on the different cost of borrowing funds at different maturities, we will vary the maturities of our borrowed funds to attempt to produce lower borrowing costs and reduce interest rate risk. We enter into collateralized borrowings only with institutions that are rated investment grade by at least one nationally-recognized statistical rating organization.  We rely on financing to acquire, on a leveraged basis, the target assets in which we invest. If market conditions deteriorate, our lenders may exit the repurchase market, and tighten lending standards, or increase the amount of equity capital required to obtain financing making it more difficult and costly for us to obtain financing.

For the period from May 15, 2012 (commencement of operations) through September 30, 2012, we financed Agency RMBS with repurchase agreements employing, on a debt-to-equity basis, approximately eight-to-one leverage. In the future, we may, however, be limited or restricted in the amount of leverage we may employ by the terms and provisions of any financing or other agreements, and may be subject to margin calls as a result of its financing activity.  We had an aggregate debt-to-equity ratio of approximately 3.7 to 1 at September 30, 2012, or 8.5 to 1 assuming all unsettled trades were settled with repurchase agreements at our average advance rate from May 15, 2012 (commencement of operations) through September 30, 2012 on settled trades.

We initially financed our Agency RMBS with repurchase agreement financing with maturities from one to three months, but in some cases longer. At September 30, 2012, we had entered into master repurchase agreements with 13 counterparties, and are in discussions with additional financial institutions in order to potentially provide us with additional repurchase agreement capacity.  As of September 30, 2012, we had approximately $1.9 billion outstanding under our repurchase agreements.

Hedging Strategy

Subject to maintaining our qualification as a REIT for U.S. federal income purposes, we pursue various hedging strategies to seek to reduce our exposure to adverse changes in interest rates.  The U.S. federal income tax rules applicable to REITs may require us to implement certain of these techniques through a domestic Taxable REIT Subsidiary (“TRS”) that is fully subject to federal corporate income taxation. At this time we do not utilize a domestic TRS, although we may consider doing so in future.  Our hedging activity varies in scope based on the level and volatility of interest rates, the type of assets held and other changing market conditions.  As of September 30, 2012, we had entered into swaps designed to mitigate the effects of increases in interest rates under a portion of our repurchase agreements.  These swaps provide for fixed interest rates indexed off of LIBOR and effectively fix the floating interest rates on approximately $2.3 billion of borrowings under our repurchase agreements, inclusive of swaps entered into in anticipation of the overall increase in the size of the portfolio and its corresponding funding requirements as of September 30, 2012.  To date, we have not elected to apply hedge accounting for our derivatives and, as a result, we record the change in estimated fair value of our derivatives and the associated interest in earnings.

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

Critical Accounting Policies

Our financial statements are prepared in accordance with GAAP, which requires the use of estimates and assumptions that involve the exercise of judgment and use of assumptions as to future uncertainties. In accordance with SEC guidance, the following discussion addresses the accounting policies that we will apply based on our expectation of our initial operations. Our most critical accounting policies will involve decisions and assessments that could affect our reported assets and liabilities, as well as our reported revenues and expenses. We believe that all of the decisions and assessments upon which our financial statements have been based were reasonable at the time made and based upon information available to us at that time. We rely on independent pricing of our assets at each quarter’s end to arrive at what we believe to be reasonable estimates of fair market value. We have identified what we believe will be our most critical accounting policies to be the following:

Investments

We elected the fair value option for all of our RMBS at the date of purchase, which permits us to measure these securities at estimated fair value with the change in estimated fair value included as a component of earnings.

A decline in the fair market value of our assets may require us to recognize an “other-than-temporary” impairment against such assets under GAAP if we were to determine that, with respect to any assets in unrealized loss positions, we do not have the ability and intent to hold such assets to maturity or for a period of time sufficient for a forecasted market price recovery up to or beyond the cost of such assets. If such a determination is made, we would recognize unrealized losses through earnings and write down the amortized cost of such assets to a new cost basis, based on the fair value of such assets on the date they are considered to be other-than-temporarily impaired. Such impairment charges reflect non-cash losses at the time of recognition; subsequent disposition or sale of such assets can further affect our future losses or gains, as they are based on the difference between the sale price received and adjusted amortized cost of such assets at the time of sale.

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

When available, we use quoted market prices to determine the estimated fair value of an asset or liability. If quoted market prices are not available, we consult with independent pricing services or third party broker quotes, provided that there is no ongoing material event that affects the issuer of the securities being valued or the market thereof. If independent pricing service, or third party broker quotes are not available, we determine the estimated fair value of the securities using valuation techniques that use, when possible, current market-based or independently-sourced market parameters, such as interest rates.

Valuation techniques for RMBS may be based upon models that consider the estimated cash flows of the security. The primary inputs to the model include yields for to-be-announced, also known as TBAs, Agency RMBS, the U.S. Treasury market and floating rate indices such as LIBOR, the Constant Maturity Treasury rate and the prime rate as a benchmark yield. The model incorporates the current weighted average maturity and additional pool level information such as prepayment speeds, default frequencies and default severities, if applicable. To the extent, the inputs are observable and timely, the values are categorized in Level II of the fair value hierarchy; otherwise they would be categorized as Level III.

Fair value under GAAP represents an exit price in the normal course of business, not a forced liquidation price. If we are forced to sell assets in a short period to meet liquidity needs, the prices we receive could be substantially less than the recorded fair values of our assets. Furthermore, the analysis of whether it is more likely than not that we will be required to sell securities in an unrealized loss position prior to an expected recovery in value (if any), the amount of such expected required sales, and the projected identification of which securities will be sold is also subject to significant judgment, particularly in times of market illiquidity.

We determine the estimated fair value of derivative financial instruments and obtain quotations from a third party to facilitate the process of determining these fair values.

We will review any changes to the valuation methodology to ensure the changes are appropriate. The methods used may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while we anticipate that our valuation methods will be appropriate and consistent with other market participants, the use of different methodologies, or assumptions, to determine the estimated fair value of certain financial instruments can result in a different estimate of estimated fair value at the reporting date. We use inputs that are current as of the measurement date, which may include periods of market dislocation, during which price transparency may be reduced.

Interest income

Interest income on mortgage-backed securities is accrued based on the respective outstanding principal balances and their corresponding contractual terms. Premiums and discounts associated with Agency RMBS and non-Agency RMBS rated AA and higher at the time of purchase are amortized into interest income over the estimated life of such securities using the effective yield method. We estimate prepayments for our securities and, as a result, if prepayments increase (or are expected to increase), we will accelerate the rate of amortization on premiums or discounts and make a retrospective adjustment to historical amortization. Alternatively, if prepayments decrease (or are expected to decrease) we will reduce the rate of amortization on the premiums or discounts and make a retrospective adjustment to historical amortization.

To the extent, we invest in non-Agency RMBS that are purchased at a discount to par value and/or are rated below AA at the time of purchase, interest income is recognized based on the effective yield method.  Similar treatment is afforded to our portfolio of Agency Interest-Only Strips that are not classified as derivatives.  The effective yield on these securities is based on the projected cash flows from each security, which is estimated based on the our observation of the then current information and events and will include assumptions related to interest rates, prepayment rates and the timing and amount of credit losses.  On at least a quarterly basis, we review and, if appropriate, make adjustments to our cash flow projections based on input and analysis received from external sources, internal models, and our judgment about interest rates, prepayment rates, the timing and amount of credit losses (if applicable), and other factors. Changes in cash flows from those originally projected, or from those estimated at the last evaluation, may result in a prospective change in the yield/interest income recognized on such securities. Actual maturities of the securities are affected by the contractual lives of the associated mortgage collateral, periodic payments of scheduled principal, and prepayments of principal. Therefore, actual maturities of the securities will generally be shorter than stated contractual maturities.  In addition, in determining other-than-temporary impairment, we compare the present value of the remaining cash flows expected to be collected at the purchase date (or last date previously  revised) against the present value of the cash flows expected to be collected at the current financial reporting date.  If the market value of a security is less than the carrying value, the security is considered impaired and the loss is recorded into earnings as a realized loss.

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

Repurchase agreements

Mortgage-backed securities sold under repurchase agreements are treated as collateralized financing transactions, unless they meet sales treatment. Securities financed through a repurchase agreement remain on our balance sheet as an asset and the amount of cash received from the lender is recorded in our balance sheet as a liability. Interest paid in accordance with repurchase agreements is recorded as interest expense.

In instances where we acquire securities through repurchase agreements with the same counterparty from which the securities were purchased, we will account for the purchase commitment and repurchase agreement on a net basis and record a forward commitment to purchase securities as a derivative instrument if the transaction does not comply with the criteria for gross presentation. Such forward commitments will be recorded at fair value with subsequent changes in fair value recognized in income. Additionally, we will record the cash portion of our investment in securities as a mortgage-related receivable from the counterparty on our balance sheet. If the transaction complies with the criteria for gross presentation, we will record the assets and the related financing on a gross basis in our balance sheet and the corresponding interest income and interest expense in our statements of operations and comprehensive income (loss).

Derivatives and hedging activities

Subject to maintaining our qualification as a REIT for U.S. federal income tax purposes, we utilize derivative financial instruments to hedge the interest rate risk associated with our borrowings. Derivatives are used for hedging purposes rather than speculation. We determine their estimated fair value and obtain quotations from a third party to facilitate the process of determining these estimated fair values. If our hedging activities do not achieve the desired results, reported earnings may be adversely affected.

GAAP requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and to measure those instruments at estimated fair value.  Fair value adjustments are recorded in earnings immediately, if the reporting entity does not elect hedge accounting for a derivative instrument.

We elected not to apply hedge accounting for these derivative instruments and record the change in estimated fair value and net interest rate swap payments (including accrued amounts) related to interest rate swaps in earnings.

We also invest in Agency Interest-Only Strips. We evaluate the terms and conditions of our holdings of Agency Interest-Only Strips to determine if these instruments have the characteristics of an investment or should be considered a derivative under  GAAP.  Accordingly, interest-only strips having the characteristics of derivatives are accounted for at fair value with such changes recognized in Loss on derivative instruments in our statement of operations, along with any interest earned. The carrying value of these Agency Interest-Only Strips is included in Residential mortgage-backed securities on the balance sheet.

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

We may elect to treat certain of our subsidiaries as TRSs. In general, a TRS of ours may hold assets and engage in activities that we cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business. A TRS is subject to U.S. federal, state and local corporate income taxes.  While a TRS will generate net income, a TRS can declare dividends to us, which will be included in our taxable income and necessitate a distribution to our stockholders. Conversely, if we retain earnings at a TRS level, no distribution is required and we can increase book equity of the consolidated entity.  As of September 30, 2012, we did not have a TRS, or any other subsidiary.

Warrants

We account for the warrants comprising a part of the units issued in the private placement to certain institutional accredited investors concurrent with our IPO in accordance with Accounting Standards Codification 815, Accounting for Derivative Instruments and Hedging Activities, which provides guidance on the specific accounting treatment of a multitude of derivative instruments. The warrants issued by us have been evaluated by the Company and have been recorded at their relative fair value as a component of equity, using a variation of the adjusted Black-Scholes option valuation model to record these financial instruments at their relative fair values at issuance.

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

Share-based compensation

We account for share-based compensation to our independent directors, to our officers and employees, to our Manager and to employees of our Manager and its affiliates using the fair value based methodology prescribed by GAAP.  Compensation cost related to restricted common stock issued to our independent directors and employees is measured at its estimated fair value at the grant date, and amortized into expense over the vesting period on a straight-line basis. Compensation costs related to restricted common stock issued to our Manager and to employees of our Manager and its affiliates are initially measured at estimated fair value at the grant date, and re-measured on subsequent dates to the extent the awards are unvested and are reported in the statement of operations as non-cash stock based compensation.

Accounting standards applicable to emerging growth companies

The JOBS Act contains provisions that relax certain requirements for “emerging growth companies” for which we qualify. For as long as we are an emerging growth company, which may be up to five full fiscal years, unlike other public companies, we will not be required to: (i) comply with any new or revised financial accounting standards applicable to public companies until such standards are also applicable to private companies under Section 102(b)(1) of the JOBS Act; (ii) provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act; (iii) comply with any new requirements adopted by the PCAOB requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer; or (iv) comply with any new audit rules adopted by the PCAOB after April 5, 2012 unless the SEC determines otherwise. We may take advantage of any or all of such exemptions, but have not yet made a decision on whether to do so.

As noted above, under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards that have different effective dates for public and private companies until such time as those standards apply to private companies. We currently intend to take advantage of such extended transition period. Since we are not required to comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies, our financial statements may not be comparable to the financial statements of companies that comply with public company effective dates. If we were to elect to comply with these public company effective dates, such election would be irrevocable pursuant to Section 107 of the JOBS Act.

Recent accounting pronouncements

In May 2011, the Financial Accounting Standards Board, or FASB, issued guidance that clarifies its intent regarding the application of existing fair value measurement requirements including: (i) prohibiting the inclusion of block discounts in all fair value measurements, not just Level I measurements; (ii) adding guidance on when to include other premiums and discounts in fair value measurements; (iii) clarifying that the concepts of “highest and best use” and “valuation premise” apply only when measuring the fair value of non-financial assets; and (iv) adding an exception that allows the measurement of a group of financial assets and liabilities with offsetting risks (a portfolio of derivative contracts) at their net exposure to a particular risk if certain criteria are met. For non-public entities, this guidance is effective for fiscal years beginning after December 15, 2011. We do not hold any Level III assets and, therefore, this update is not expected to have a material impact on our financial statements.

In December 2011, the FASB issued guidance requiring additional disclosure information about offsetting and related arrangements. Entities will be required to disclose both gross information and net information about both instruments and transactions eligible for offset in the balance sheet as well as instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of  GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards. The guidance is effective for periods beginning on or after January 1, 2013 and interim periods within those annual periods. While this guidance may result in certain additional disclosures, it is not expected to have a material impact on our financial statements.

FASB Exposure Drafts and Decisions

On September 5, 2012, the FASB decided to remove the scope exception for mortgage REITs and require a mortgage REIT that meets the requirements to be an investment company to follow investment company guidance.  The FASB is currently in the process of redeliberations and will continue to consider feedback received on this Exposure Draft.  If promulgated in its current form, this proposal may result in changes to the presentation of our financial statements.

On October 3, 2012, the FASB decided to eliminate the existing guidance for evaluating if a repurchase agreement entered into as part of a “repurchase financing” should be considered linked to a previously transferred financing asset.  The decision means that under its proposed amendments to the existing model, these repurchase agreements will be accounted for as secured borrowings. This decision will impact companies that engage in repurchase financing agreements and currently account for the components as linked transactions.  As of September 30, 2012, we do not account for any of its repurchase agreements as linked transactions; however additional disclosures may be required.  The exposure draft is expected during the fourth quarter 2012.  No effective date has been proposed.

Results of Operations

The following discussion of our results of operations highlights our performance for the period from May 15, 2012 (commencement of operations) through September 30, 2012.

Investments

The following table presents certain information about our investment portfolio at September 30, 2012:

	Principal Balance (1)	Unamortized Premium (Discount)	Amortized Cost (1)	Unrealized Gain (Loss)	Estimated Fair Value (1)	Net Weighted Average Coupon(2)		Weighted Average Yield(3)
30-Year Mortgage
Coupon Rate:
3.00%	$268,369	$10,869	$279,238	$4,278	$283,516	3.0%		2.7%
3.50%	2,263,298	164,868	2,428,166	19,457	2,447,623	3.5%		2.9%
4.00%	989,669	105,166	1,094,835	3,189	1,098,024	4.0%		3.1%
5.50%	70,266	8,677	78,943	(417)	78,526	5.5%		4.4%
	3,591,602	289,580	3,881,182	26,507	3,907,689	3.6%		3.0%
20-Year Mortgage
Coupon Rate:
3.00%	224,344	14,489	238,833	345	239,178	3.0%		2.3%
3.50%	182,685	10,783	193,468	3,262	196,730	3.5%		2.4%
4.00%	74,597	7,690	82,287	22	82,309	4.0%		2.6%
	481,626	32,962	514,588	3,629	518,217	3.3%		2.4%

CMO - Fixed Rate	66,000	10,684	76,684	183	76,867	6.5%		2.6%

IOs and IIOs(4)	N/A	N/A	81,203	(4,043)	77,160	4.4%		17.9%
Agency interest-only strips accounted for as derivatives (4)	N/A	N/A	N/A	N/A	33,863	4.0	%(5)	33.6%
	N/A	N/A	81,203	(4,043)	111,023	4.3%		22.7%

Total	$4,139,228	$333,226	$4,553,657	$26,276	$4,613,796	3.7%		3.4%

(1) Includes unsettled purchases with an aggregate cost of $2,667,281 and estimated fair value of $2,666,351 at September 30, 2012.

(2) Net weighted average coupon as of September 30, 2012 is presented net of servicing and other fees.

(3) Weighted average yield as of September 30, 2012 incorporates estimates for future prepayment and loss assumptions.

(4) IOs and IIOs and Agency Interest-Only Strips, accounted for as derivatives, have no principal balances and bear interest based on a notional balance.  The notional balance is used solely to determine interest distributions on interest-only class of securities.

(5) Interest on these securities is reported as a component of Loss on derivative instruments.

As of September 30, 2012, our portfolio consisted primarily of fixed rate RMBS which our Manager believes exhibit prepayment mitigation attributes, including Agency RMBS collateralized by low loan balances or loans where the underlying borrower is unable to access the Making Home Affordable Program, including the Home Affordable Refinance Program or HARP.

Investment Activity

RMBS, Agency Derivatives and Other Securities.  For the period from May 15, 2012 (commencement of operations) through September 30, 2012, we acquired approximately $5.5 billion (of which approximately $2.7 billion were unsettled) of Agency RMBS and Agency Derivatives and $100.7 million of other securities consisting of U.S Treasury Notes.  During the same period, we received principal payments of approximately $35.6 million for Agency RMBS.  Proceeds from sales received for the period from May 15, 2012 (commencement of operations) through September 30, 2012 were approximately $896.3 million for Agency RMBS and Agency Derivatives and $100.9 million for other securities.  The average unlevered yield on Agency RMBS, including Agency Derivatives, for the period from May 15, 2012 (commencement of operations) through September 30, 2012 was approximately 2.9%.

Financing and Other Liabilities. We have entered into repurchase agreements to finance a substantial majority of our Agency RMBS.  These agreements are secured by substantially all of our Agency RMBS and bear interest at rates that have historically moved in close relationship to LIBOR.  For the period from May 15, 2012 (commencement of operations) through September 30, 2012, we received proceeds of approximately $7.4 billion and made repayments of approximately $5.5 billion under repurchase agreements.  At September 30, 2012, we had outstanding repurchase agreement borrowings with the following eleven (11) counterparties totaling approximately $1.9 billion:

(dollars in thousands)		Percent of Total
	Amount	Amount	Company MBS
Repurchase Agreement Counterparties	Outstanding	Outstanding	Held as Collateral(1)
JP Morgan Securities LLC	$ 329,186	17.1%	$ 345,386
Merrill Lynch Pierce Fenner & Smith Inc.	267,693	13.9%	279,432
Credit Suisse Securities (USA) LLC	257,024	13.4%	273,811
Deutsche Bank Securities LLC	239,355	12.4%	250,849
Barclays Capital Inc.	161,561	8.4%	170,926
RBC Capital Markets LLC	142,673	7.4%	152,347
Morgan Stanley & Co. LLC	141,490	7.4%	151,530
BNP Paribas Securities Corporation	139,791	7.3%	149,944
Goldman Sachs Bank USA	97,335	5.1%	103,412
UBS Securities LLC	96,482	5.0%	101,368
Citigroup Global Markets Inc.	50,927	2.6%	53,280
Total	$ 1,923,517	100.0%	$ 2,032,285

(1)At fair value.

We record the liability for RMBS and other securities purchased, for which settlement has not taken place as an investment related payable.  As of September 30, 2012, we had investment related payables of approximately $2.7 billion, of which no items were outstanding greater than 30 days.

The following table presents our borrowings by type of collateral pledged as of September 30, 2012, and the respective Effective Cost of Funds (non-GAAP financial measure) for the period then ended (dollars in thousands) See “Non-GAAP financial measures”:

Collateral	Balance September 30, 2012	Weighted Average Cost of Funds for the three months ended September 30, 2012	Weighted Average Effective Cost of Funds for the three months ended September 30, 2012 (1)	Weighted Average Cost of Funds for the period from May 15, 2012 (commencement of operations) through September 30, 2012	Weighted Average Effective Cost of Funds for the period from May 15, 2012 (commencement of operations) through September 30, 2012 (1)
Agency RMBS	$1,923,517	0.43%	0.79%	0.41%	0.79%
Total	$1,923,517	0.43%	0.79%	0.41%	0.79%

(1)  The effective cost of funds for the periods presented are calculated on an annualized basis and include interest expense for the periods and net payments on interest rate swaps of approximately $1.6 million and $2.4 million respectively.  While swaps are not accounted for using hedge accounting, such instruments are viewed by us as an economic hedge against increases in interest rates.  See “Non GAAP Financial Measures”.

Derivative Instruments.  As of September 30, 2012, we had entered into swaps and swaptions designed to mitigate the effects of increases in interest rates under a portion of our repurchase agreements.  These swaps and swaptions provide for fixed interest rates indexed off of LIBOR and are viewed by us to effectively fix the floating interest rates on approximately $2.3 billion of borrowings under our repurchase agreements, inclusive of swaps entered into in anticipation of the overall increase in the size of the portfolio and the corresponding funding requirements as of September 30, 2012.

The following table presents information about our interest rate swaps as of September 30, 2012 (dollars in thousands):

Remaining Interest Rate interest rate swap Term	Notional Amount	Average Fixed Pay Rate	Average Maturity (Years)
Greater than 1 year and less than 3 years	$542,000	0.6%	2.2
Greater than 3 years and less than 5 years	260,100	0.9	3.9
Greater than 5 years	1,461,400	1.6	9.5
Total	$2,263,500	1.3%	7.1

As of September 30, 2012, approximately 26% of these instruments are forward starting swaps (approximately ten months forward).

At September 30, 2012, we had entered into a swaption with a notional amount of $75.0 million that expires in 11 months. If exercised, we can enter into a 10 year fixed pay swap agreement at a predetermined strike price.

Net Interest Income

We earned interest income, net of premium (discount) amortization, of approximately $14.7 million and approximately $21.5 million for the three months ended September 30, 2012 and for the period from May 15, 2012 (commencement of operations) through September 30, 2012, respectively, representing interest earned on our assets.  We incurred interest expense of approximately $1.9 million and approximately $2.7 million for the three months ended September 30, 2012 and for the period from May 15, 2012 (commencement of operations) through September 30, 2012, respectively, which was related to borrowings from repurchase agreements.

(dollars in thousands)	Three months ended September 30, 2012	Period from May 15, 2012 (commencement of operations) through September 30, 2012

Average amortized cost of RMBS (1)	$2,076,122	$1,957,129

Total interest income (2)	$14,688	$21,538

Yield on average RMBS	2.77%	2.85%

Average balance of repurchase agreements	$1,787,408	$1,717,583
Total interest expense	$1,935	$2,660
Average cost of funds (3)	0.43%	0.41%

Net interest income	$12,753	$18,878
Net interest rate spread	2.34%	2.44%

(1)Amount reflects amortized cost, which does not include net mark-to-market adjustments on Agency Interest-Only Strips accounted for as derivatives.

(2)Amount includes net amortization of premiums and discounts of approximately $(6.9) million and $(9.1) million for the three months ended September 30, 2012 and for the period from May 15, 2012 (commencement of operations) through September 30, 2012, respectively.

(3) Cost of funds does not include accrual and settlement of interest associated with derivative instruments.  In accordance with GAAP, those costs are included in gain (loss) on derivative instruments in the statement of operations.

The following table sets forth certain information regarding our net investment income for the three months ended September 30, 2012 and for the period from May 15, 2012 (commencement of operations) through September 30, 2012, See “Non-GAAP Financial Measures”:

Non-GAAP Financial Measures:	Three months ended September 30, 2012	Period from May 15, 2012 (commencement of operations) through September 30, 2012

Average amortized cost of RMBS held including Agency interest-only strips accounted for as derivatives	$2,102,659	$1,984,169

Total interest income including interest income on Agency Interest-Only Strips accounted for as derivatives (1)	$14,801	$22,032

Yield on average amortized cost of RMBS including adjustments related to purchase premiums and discounts on Agency Interest-Only Strips accounted for as derivatives	2.79%	2.92%

Total interest expense including interest income (expense), net incurred on interest rate swaps (2)	$3,565	$5,015

Average cost of funds including interest income on Agency Interest-Only Strips accounted for as derivatives	0.79%	0.77%

Net interest income including interest income on Agency Interest-Only Strips accounted for as derivatives and interest income (expense), net incurred on interest rate swaps	$11,236	$17,017

Net interest rate spread including interest income on Agency Interest-Only Strips classified as derivatives and interest income (expense), net incurred on interest rate swaps	2.00%	2.15%

(1) For the three months ended September 30, 2012 and period from May 15, 2012 (commencement of operations) through September 30, 2012, this amount also includes net amortization of premiums and discounts of approximately $(8.4) million and $(11.0) million, respectively, inclusive of approximately $1.5 million and $1.9 million, respectively of amortization of premiums on Agency Interest-Only Strips accounted for as derivatives, not reported in interest income for GAAP.

(2)  Represents the net amount paid, including accrued amounts and realized termination gain (loss), for interest rate swaps during the period.

Interest income is subject to interest rate risk.  Refer to Item 3, “Quantitative and Qualitative Disclosures about Market Risk,” for more information relating to interest rate risk and its impact on our operating results.

Realized and Unrealized Gain (Loss)

For the three months ended September 30, 2012, we sold Agency RMBS and other securities of approximately $657.5 million realizing gross gains of approximately $7.4 million and gross losses of approximately $955 thousand. During the period from May 15, 2012 (commencement of operations) through September 30, 2012, we sold Agency RMBS and other securities of approximately $997.2 million realizing gross gains of approximately $8.6 million and gross losses of approximately $980 thousand. We sold these RMBS in order to: (i) adjust the prepayment characteristics of our portfolio; or (ii) adjust the duration of our portfolio.

With respect to our RMBS, we elected the fair value option and, as a result, we record the change in estimated fair value related to RMBS in earnings.  The following table presents amounts related to realized gains and losses as well as changes in estimated fair value of our RMBS portfolio and derivative instruments that are included in our statement of operations for the three months ended September 30, 2012 and for the period from May 15, 2012 (commencement of operations) through September 30, 2012 (dollars in thousands):

Three months ended September 30, 2012

Description	Realized Gain (Loss), net	Other loss on Residential mortgage -backed securities	Unrealized Gain (Loss), net	Mark-to- market adjustments	Total

RMBS and Other Securities	$6,454	$-	$28,329	$-	$34,783
IOs and IIOs	-	(5,545)	-	-	(5,545)
Interest rate swaps and interest rate swaptions (1)	(1,630)	-	(8,373)	-	(10,003)
Agency Interest-Only Strips – accounted for as derivatives (2)	1,622	-	-	(3,295)	(1,673)
Total	$6,446	$(5,545)	$19,956	$(3,295)	$17,562

(1) Realized Gain (Loss), net on interest rate swaps represents the net amount incurred, for swaps during the period and realized gains (losses) on swap terminations.

(2) Realized Gain (Loss), net on Agency Interest-Only Strips represents interest income earned on these securities based on the actual coupon. Mark-to-

Market adjustments on Agency Interest-Only Strips represent the change in fair value for the period.

Period from May 15, 2012 (commencement of operations) through September 30, 2012

Description	Realized Gain (Loss), net	Other loss on Residential mortgage -backed securities	Unrealized Gain (Loss), net	Mark-to- market adjustments	Total

RMBS and Other Securities	$7,574	$-	$32,254	$-	$39,828
IOs and IIOs	-	(6,150)	-	-	(6,150)
Interest rate swaps and interest rate swaptions (1)	(2,352)	-	(13,417)	-	(15,769)
Agency Interest-Only Strips – accounted for as derivatives (2)	2,439	-	-	(3,659)	(1,220)
Total	$7,661	$(6,150)	$18,837	$(3,659)	$16,689

(1) Realized Gain (Loss), net on interest rate swaps represent the net amount incurred, for swaps during the period and realized gains (losses) on swap terminations.

(2) Realized Gain (Loss), net on Agency Interest-Only Strips represents interest income earned on these securities based on the actual coupon. Mark-to-Market adjustments on Agency Interest-Only Strips represent the change in fair value for the period.

In order to mitigate interest rate risk resulting from our repurchase agreements, we entered into interest rate swaps with an aggregate notional amount of approximately $2.3 billion, inclusive of swaps entered into in anticipation of the overall increase in the size of the portfolio and the corresponding funding requirements.  While not designated as a hedge for accounting purposes, our interest rate swaps are viewed as an economic hedge on a portion of our floating-rate borrowings.  Since we do not apply hedge accounting for our interest rate swaps, we record the change in estimated fair value related to such agreements in earnings as unrealized gain or loss on derivative transactions.  Included in realized gain or loss on derivative instruments are the net interest rate swap payments (including accrued amounts) associated with our interest rate swaps.

Expenses

General and Administrative Expenses

We incurred general and administrative expenses of approximately $1.3 million and approximately $1.9 million for the three months ended September 30, 2012 and for the period from May 15, 2012 (commencement of operations) through September 30, 2012, respectively, which represents professional fees, insurance, non-cash stock based compensation and overhead costs of the Company.

Management Fee Expense

We incurred management fee expense of approximately $0.8 million and approximately $1.2 million for the three months ended September 30, 2012 and for the period from May 15, 2012 (commencement of operations) through September 30, 2012, respectively, of which approximately $0.8 million was payable at September 30, 2012 to our Manager under the Management Agreement.  Pursuant to the terms of the Management Agreement, our Manager is paid a management fee equal to 1.5% per annum of our stockholders’ equity (as defined in the Management Agreement), calculated and payable (in cash) quarterly in arrears.

The management fees, expense reimbursements and the relationship between our Manager and us are discussed further in Note 8, “Related Party Transactions,” to the financial statements contained in this Quarterly Report on Form 10-Q.

Dividends

The following table presents cash dividends declared and paid by us on our common stock:

Declaration Date	Record Date	Payment Date	Amount per Share

July 26, 2012	August 6, 2012	August 14, 2012	$0.38
September 20, 2012	October 1, 2012	October 25, 2012	$0.85

Subsequent Event

Follow-On Offering

On October 3, 2012, we completed a follow-on equity offering 13.8 million shares of our common stock, generating net proceeds to the Company of approximately $301.0 million.

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

Our primary sources of liquidity are as follows:

Cash Generated from Initial Public Offering, Concurrent Private Placements and Follow-On Offering

On May 15, 2012, we completed our IPO and concurrent private placements generating net proceeds of approximately $204.4 million.  On October 3, 2012, we completed a follow-on equity offering generating net proceeds of approximately $301.0 million.

Borrowing under Various Financing Arrangements

As of September 30, 2012, we had master repurchase agreements with 13 counterparties and are in discussions with other financial institutions in order to potentially provide us with additional repurchase agreement capacity.  We had borrowings under repurchase agreements with 11 counterparties of approximately $1.9 billion at September 30, 2012.  The following tables present our borrowings by type of collateral pledged as of September 30, 2012, and the respective effective cost of funds (non-GAAP financial measure) for the period then ended (dollars in thousands) See “Non-GAAP Financial Measures”:

Collateral	Principal Balance	Fair Value of Collateral Pledged (1)	Weighted Average Interest Rate, end of period	Weighted Average Cost of Funds for the three months ended September 30, 2012	Weighted Average Effective Cost of Funds for the three months ended September 30, 2012 (2)	Weighted Average Cost of Funds for the period from May 15, 2012 (commencement of operations) through September 30, 2012	Weighted Average Effective Cost of Funds for the period from May 15, 2012 (commencement of operations) through September 30, 2012 (2)
Agency RMBS	$1,923,517	$2,033,165	0.44%	0.43%	0.79%	0.41%	0.77%
Total	$1,923,517	$2,033,165	0.44%	0.43%	0.79%	0.41%	0.77%

(1)  Includes approximately $0.9 million of cash collateral for Agency RMBS.

(2)  The effective cost of funds for the periods presented are calculated on an annualized basis and include interest expense for the periods and net payments on interest rate swaps of approximately $1.6 million and $2.4 million, respectively.  While interest rate swaps are not accounted for using hedge accounting, such instruments are viewed by us as an economic hedge against increases in interest rates.  See “Non-GAAP Financial Measures”.

As of September 30, 2012, our transactions under 13 repurchase agreements for Agency RMBS, require collateral in excess of the loan amount, or haircuts, ranging from a low of 3% to a high of 5%, exclusive of IOs and IIOs for which the haircut is a high as 25%.  Declines in the value of our Agency RMBS portfolio can trigger margin calls by our lenders under our repurchase agreements.  An event of default or termination event would give some of our counterparties the option to terminate all existing repurchase transactions with us and require any amount due to the counterparties by us to be payable immediately.

Under the repurchase agreements, the respective lenders, subject to the terms of the individual agreement, retain the right to mark the underlying collateral to fair value.  A reduction in the value of pledged assets requires us to provide additional collateral or fund margin calls.  In addition, certain of the repurchase agreements may be terminated by our counterparties if we do not maintain certain equity and leverage metrics.  We were not aware of any failure to meet these tests at September 30, 2012. RMBS held by counterparties as security for repurchase agreements totaled approximately $2.0 billion.  Cash collateral held by counterparties at September 30, 2012 was approximately $24.8 million, which is included in Due from counterparties on our balance sheet, comprised of approximately $0.9 million held in connection with repurchase borrowings and approximately $23.9 million held by our interest rate swap counterparties. Further, Due to counterparties includes approximately $7.0 million posted with us by our repurchase agreement counterparties.

We had approximately $2.7 billion of unsettled securities as of September 30, 2012, which would have increased our total outstanding borrowing balance at such time if the purchases had been settled with repurchase agreements at or prior to September 30, 2012.

Cash Generated from Operations

Our operating activities provided net cash of approximately $21.1 million for the period from May 15, 2012 (commencement of operations) through September 30, 2012.  The cash provided by operating activities was primarily a result of our operating income during our initial period of operation.  Our net income for the period from May 15, 2012 (commencement of operations) through September 30, 2012 was $32.5 million.  Included in our net income for the period from May 15, 2012 (commencement of operations) through September 30, 2012 were non-cash items that do not generate cash such as amortization of the premium and discount of RMBS, unrealized gain/(loss) on securities, mark-to-market adjustments on derivatives and other losses on residential mortgage-backed securities.  Also included in net income for the period from May 15, 2012 (commencement of operations) through September 30, 2012 were net realized gains of $7.5 million which is cash generated from investing activities.  During the same period, cash from operations of $4.1 million was used to increase our net operating assets over operating liabilities.

Cash Generated from Investing Activities

Our investing activities used net cash of approximately $2.1 billion for the period from May 15, 2012 (commencement of operations) through September 30, 2012.  During the period from May 15, 2012 (commencement of operations) through September 30, 2012, we utilized cash to purchase approximately $3.0 billion of Agency RMBS and other securities and purchased an interest rate swaption for approximately $1.2 million, which was offset by proceeds from asset sales of approximately $814.4 million and principal payments of approximately $35.6 million.

Other Potential Sources of Financing

We held cash of approximately $19.5 million at September 30, 2012.  Our primary sources of cash currently consist of repurchase facility borrowings, investment income and settlement of our follow-on equity offering.  In the future, we expect our primary sources of liquidity to consist of payments of principal and interest we receive on our portfolio of assets, unused borrowing capacity under our financing sources and future issuances of equity and debt securities.

To maintain our qualification as a REIT under the Internal Revenue Code, we must distribute annually at least 90% of our taxable income.  This distribution requirement limits our ability to retain earnings and thereby replenish or increase capital for operations. We believe that our significant capital resources and access to financing will provide us with financial flexibility at levels sufficient to meet current and anticipated capital requirements, including funding new investment opportunities, paying distributions to our stockholders and servicing our debt obligations.

Contractual Obligations and Commitments

Our contractual obligations as of September 30, 2012 are as follows (dollars in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total

Borrowings under repurchase agreements	$1,923,517	-	-	-	$1,923,517

Total	$1,923,517	-	-	-	$1,923,517

As of September 30, 2012, we have an obligation for approximately $2.0 million in contractual interest payments related to our repurchase agreements through the respective maturity date of each repurchase agreement. In addition, as of September 30, 2012, we had an obligation for unsettled RMBS purchase transactions that settled in October 2012 of approximately $2.7 billion which are included in Investment Related Payables on our Balance Sheet.

The table above does not include amounts due under the Management Agreement (as defined herein) with our Manager, as those obligations do not have fixed and determinable payments. For a description of the Management Agreement, see “Our Manager and the Management Agreement—the Management Agreement.”

On May 9, 2012, we entered into a management agreement (the “Management Agreement”) with our Manager pursuant to which our Manager is entitled to receive a management fee and reimbursement of certain expenses. Our Manager is responsible for: (i) performing all of our day-to-day functions, other than those provided by our chief financial officer; (ii) determining investment criteria in conjunction with our board of directors; (iii) sourcing, analyzing and executing investments, asset sales and financings; (iv) performing asset management duties; and (v) performing financial and accounting management, subject to the direction and oversight of our board of directors. Pursuant to the terms of the Management Agreement, our Manager is paid a management fee equal to 1.5% per annum of our stockholders’ equity, calculated and payable (in cash) quarterly in arrears. For purposes of calculating the management fee, “stockholders’ equity” means the sum of the net proceeds from any issuances of our equity securities since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus retained earnings, calculated in accordance with GAAP, at the end of the most recently completed fiscal quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less any amount paid for repurchases of our shares of common stock, excluding any unrealized gains, losses or other non-cash items that have impacted stockholders’ equity as reported in our financial statements prepared in accordance with GAAP, regardless of whether such items are included in other comprehensive income or loss, or in net income, and excluding one-time events pursuant to changes in GAAP and certain other non-cash charges after discussions between our Manager and our independent directors and after approval by a majority of our independent directors. However, if our stockholders’ equity for any given quarter is negative based on the calculation described above, our Manager will not be entitled to receive any management fee for that quarter.

In addition, under the Management Agreement, we are required to reimburse our Manager for the expenses described below. Expense reimbursements to the Manager are made in cash on a monthly basis following the end of each month. Our reimbursement obligation is not subject to any dollar limitation. Because our Manager’s personnel perform certain legal, accounting, due diligence tasks and other services that outside professionals or outside consultants otherwise would perform, our Manager is paid or reimbursed for the documented cost of performing such tasks, provided that such costs and reimbursements are in amounts which are no greater than those which would be payable to outside professionals or consultants engaged to perform such services pursuant to agreements negotiated on an arm’s-length basis.  For the period May 15, 2012 (commencement of operations) through September 30, 2012, our Manager did not request any such reimbursements, exclusive of any salary or employee benefits associated with our sole employee.

The Management Agreement may be amended, supplemented or modified by agreement between our Manager and us. The initial term of the Management Agreement expires on May 15, 2015 and it is automatically renewed for one-year terms on each anniversary thereafter unless previously terminated as described below. Our independent directors will review the Manager’s performance and any fees payable to the Manager annually and, following the initial term, the Management Agreement may be terminated annually upon the affirmative vote of at least two-thirds (2/3) of our independent directors, based upon: (i) our Manager’s unsatisfactory performance that is materially detrimental to us; or (ii) our determination that any fees payable to our Manager are not fair, subject to our Manager’s right to prevent such termination due to unfair fees by accepting a reduction of management fees agreed to by at least two-thirds (2/3) of our independent directors. We will provide our Manager 180 days prior notice of any such termination. Unless terminated for cause, we will pay the Manager a termination fee equal to three times the average annual management fee earned by the Manager during the prior 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination.

We may also terminate the Management Agreement at any time, including during the initial term, without the payment of any termination fee, with 30 days prior written notice from our board of directors for cause, which will be determined by a majority of our independent directors, which is defined as: (i) our Manager’s continued material breach of any provision of the Management Agreement (including our Manager’s failure to comply with our investment guidelines); (ii) our Manager’s fraud, misappropriation of funds, or embezzlement against us; (iii) the Manager’s gross negligence in the performance of its duties under the Management Agreement; (iv) the occurrence of certain events with respect to the bankruptcy or insolvency of our Manager, including an order for relief in an involuntary bankruptcy case or our Manager authorizing or filing a voluntary bankruptcy petition; (v) our Manager is convicted (including a plea of nolo contendere) of a felony; or (vi) the dissolution of our Manager.

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

Non-GAAP Financial Measures

Total Interest Income and Net Interest Income, including Interest Income on Agency Interest-Only Strips accounted for as derivatives and Effective Cost of Funds

Total interest income including interest income on Agency Interest-Only Strips classified as derivatives and Effective Cost of Funds for the three months ended September 30, 2012 and for the period from May 15, 2012 (commencement of operations) through September 30, 2012, constitutes a non-GAAP financial measure within the meaning of Regulation G promulgated by the SEC.  We believe that the measures presented in this quarterly report on Form 10-Q, when considered together with U.S. GAAP financial measures, provide information that is useful to investors in understanding our borrowing costs and net interest income, as viewed by us.  An analysis of any non-GAAP financial measure should be made in conjunction with results presented in accordance with GAAP.

The following table reconciles total interest income to interest income including interest income on Agency Interest-Only Strips classified as derivatives for the three months ended September 30, 2012 and for the period from May 15, 2012 (commencement of operations) through September 30, 2012:

	Three months ended September 30, 2012	For the period from May 15, 2012 (commencement of operations) through September 30, 2012
Coupon Interest	$21,544	30,592
Premium Amortization	(6,856)	(9,054)
Interest Income	14,688	21,538
Contractual Interest income, net of amortization of premiums or discounts, net, on Agency Interest-Only Strips, classified as derivatives(1):
Coupon Interest	1,622	2,439
Premium (Discount) Amortization	(1,509)	(1,945)
Subtotal	113	494
Total interest income, including interest income on Agency Interest-Only Strips, classified as derivatives - Non-GAAP Financial Measure	$14,801	$22,032

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

The following table reconciles the Effective Cost of Funds (non-GAAP financial measure) with interest expense for the three months ended September 30, 2012 and for the period from May 15, 2012 (commencement of operations) through September 30, 2012:

Three Months Ended September 30, 2012

(dollars in thousands)	Reconciliation	Cost of Funds/Effective Borrowing Costs

Interest expense	$1,935	0.43%
Net interest paid - interest rate swaps	1,630	0.36%
Effective Borrowing Costs	$3,565	0.79%
Weighted average repurchase borrowings	1,787,408

Period from May 15, 2012 (commencement of operations) through September 30, 2012

(dollars in thousands)	Reconciliation	Cost of Funds/Effective Borrowing Costs

Interest expense	$2,660	0.41%
Net interest paid - interest rate swaps	2,355	0.36%
Effective Borrowing Costs	$5,015	0.77%
Weighted average repurchase borrowings	1,717,583

Core Earnings

Our Core Earnings were approximately $9.3 million and approximately $14.1 million for the three months ended September 30, 2012 and for the period from May 15, 2012 (commencement of operations) through September 30, 2012, respectively. Core Earnings is a non-GAAP financial measure that is used by us to approximate cash available for distribution and is defined as GAAP net income (loss) as adjusted, excluding: (i) net realized gain (loss) on investments and derivative contracts; (ii) net unrealized gain (loss) on investments; (iii) loss resulting from mark-to-market adjustments on derivative contracts; (iv) non-cash stock-based compensation expense; and (v) one-time events pursuant to changes in  GAAP and certain other non-cash charges after discussions between the us, the Manager and our independent directors and after approval by a majority of the our independent directors.

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

The table below summarizes the reconciliation from Net Income to Core Earnings for the three months ended September 30, 2012 and for the period from May 15, 2012 (commencement of operations) through September 30, 2012:

	Three months ended September 30, 2012	For the period from May 15, 2012 (commencement of operations) through September 30, 2012
(dollars in thousands)

Net Income – GAAP	$28,194	$32,455
Adjustments:
Non-cash stock-based compensation expense	157	211
Unrealized gain on RMBS	(28,329)	(32,254)
Realized gain on termination of interest rate swap	-	(4)
Unrealized loss on interest rate swaps and swaptions	8,373	13,417
Mark-to-market adjustments on Agency Interest-Only Strips – accounted for as derivatives	1,786	1,714
Other loss on Residential mortgage-backed securities	5,545	6,150
Realized gain on sale of RMBS	(6,454)	(7,574)
Total adjustments	(18,922)	(18,340)
Core Earnings – Non-GAAP Financial Measure	$9,272	$14,115

Basic Core Earnings per Share of Common Stock and Participating Securities - Non-GAAP Financial Measure	$0.90	$1.36
Diluted Core Earnings per Share of Common Stock and Participating Securities - Non-GAAP Financial Measure	$0.89	$1.36

Basic weighted average common shares and participating securities	10,343,944	10,340,860
Diluted weighted average common shares and participating securities	10,364,252	10,340,860

ITEM 3.        Quantitative and Qualitative Disclosures about Market Risk.

We seek to manage the risks related to the credit quality of our assets, interest rates, liquidity, prepayment speeds and market values while, at the same time, seeking to provide an opportunity to stockholders to realize attractive risk-adjusted returns from our assets through ownership of our common stock. While we do not seek to avoid risk completely, our Manager seeks to actively manage risk for us, to earn sufficient compensation to justify taking those risks and to maintain capital levels consistent with the risks we undertake.

Credit Risk

We are subject to varying degrees of credit risk in connection with our assets. Although we do not expect to encounter credit risk in our Agency RMBS, we do expect, to the extent we invest in such securities, to encounter credit risk related to non-Agency RMBS and any of our other target assets we may acquire. Investment decisions are made following a bottom-up credit analysis and specific risk assumptions. As part of the risk management process, our Manager uses detailed proprietary models to evaluate, depending on the asset class, house price appreciation and depreciation by region, prepayment speeds and foreclosure frequency, cost and timing. If our Manager determines that the proposed investment can meet the appropriate risk and return criteria as well as complement our existing asset portfolio, the investment will undergo a more thorough analysis.

Interest Rate Risk

Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control. We are subject to interest rate risk in connection with our assets and our related financing obligations. In general, we expect to finance the acquisition of our assets through financings in the form of repurchase agreements, warehouse facilities, securitizations, resecuritizations, bank credit facilities (including term loans and revolving facilities) and public and private equity and debt issuances in addition to transaction or asset specific funding arrangements. Subject to maintaining our qualification as a REIT for U.S. federal income tax purposes, we utilize derivative financial instruments to hedge the interest rate risk associated with our borrowings. We also may engage in a variety of interest rate management techniques that seek to mitigate changes in interest rates or other potential influences on the values of our assets.

Interest Rate Effect on Net Interest Income

Our operating results will depend in large part on differences between the income earned on our assets and our borrowing costs. The cost of our borrowings is generally based on prevailing market interest rates. During a period of rising interest rates, our borrowing costs generally will increase and the yields earned on our leveraged fixed rate mortgage assets will remain static. Further, the cost of such financing could increase at a faster pace than the yields earned on our leveraged ARM and hybrid ARM assets, if any. This could result in a decline in our net interest spread and net interest margin. The severity of any such decline would depend on our asset/liability composition at the time as well as the magnitude and duration of the interest rate increase. Further, an increase in short-term interest rates could also have a negative impact on the market value of our assets. If any of these events happen, we could experience a decrease in net income or incur a net loss during these periods, which could adversely affect our liquidity and results of operations.

Interest Rate Cap Risk

If we elect to invest in adjustable-rate RMBS, such securities are generally subject to interest rate caps, which potentially could cause such RMBS to acquire many of the characteristics of fixed-rate securities if interest rates were to rise above the cap levels. This issue is magnified to the extent we acquire ARM and hybrid ARM assets that are not based on mortgages which are fully indexed. In addition, ARM and hybrid ARM assets may be subject to periodic payment caps that result in some portion of the interest being deferred and added to the principal outstanding or a portion of the incremental interest rate increase being deferred. To the extent we invest in such ARM and/or hybrid ARM assets, we could potentially receive less cash income on such assets than we would need to pay the interest cost on our related borrowings. To mitigate interest rate mismatches, we may utilize the hedging strategies discussed above under “—Interest Rate Risk.”

Interest Rate Effects on Estimated Fair Value

Another component of interest rate risk is the effect that changes in interest rates will have on the market value of the assets that we acquire. We face the risk that the market value of our assets will increase or decrease at different rates than those of our liabilities, including our hedging instruments.

The impact of changing interest rates on estimated fair value can change significantly when interest rates change materially. Therefore, the volatility in the estimated fair value of our assets could increase significantly in the event interest rates change materially. In addition, other factors impact the estimated fair value of our interest rate-sensitive investments and hedging instruments, such as the shape of the yield curve, market expectations as to future interest rate changes and other market conditions. Accordingly, changes in actual interest rates may have a material adverse effect on us.

Market Risk

Market value risk.    Our RMBS are reflected at their estimated fair value with unrealized gains and losses included in earnings. The estimated fair value of these securities fluctuates primarily due to changes in interest rates and other factors. Generally, in a rising interest rate environment, the estimated fair value of these securities would be expected to decrease; conversely, in a decreasing interest rate environment, the estimated fair value of these securities would be expected to increase.

The sensitivity analysis table presented below shows the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments, including interest rate swaps, Agency Interest-Only Strips, and net interest income at September 30, 2012, assuming a static portfolio of assets. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our Manager’s expectations. The analysis presented utilizes our Manager’s assumptions, models and estimates, which are based on our Manager’s judgment and experience.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+1.00%	39.06%	(2.12)%
+0.50%	22.48%	(0.82)%
-0.50%	(27.79)%	(0.37)%
-1.00%	NA(1)	NA(1)

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

Certain assumptions have been made in connection with the calculation of the information set forth in the table above and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes.  The base interest rate scenario assumes interest rates at September 30, 2012.  The analysis presented utilizes assumptions and estimates based on our Manager’s judgment and experience.  Furthermore, while we generally expect to retain such assets and the associated interest rate risk, future purchases and sales of assets could materially change our interest rate risk profile.

Prepayment Risk

The value of our assets may be affected by prepayment rates on residential mortgage loans.  We acquire RMBS and anticipate that the underlying residential mortgages loans will prepay at a projected rate generating an expected yield.  If we purchase assets at a premium to par value, when borrowers prepay their residential mortgage loans faster than expected, the corresponding prepayments on the mortgage-related securities may reduce the expected yield on such securities because the Company will have to amortize the related premium on an accelerated basis and make a retrospective adjustment to historical amortization.  Conversely, if we purchase assets at a discount to par value, when borrowers prepay their residential mortgage loans slower than expected, the decrease in corresponding prepayments on the RMBS may reduce the expected yield on such securities because we will not be able to accrete the related discount as quickly as originally anticipated and will have to make a retrospective adjustment to historical amortization.

Counterparty Risk

The following discussion on counterparty risk describes how these transactions work, rather than how they are presented for financial reporting purposes.

When we engage in repurchase transactions, we generally sell securities to lenders (i.e., repurchase agreement counterparties) and receive cash from the lenders. The lenders are obligated to resell the same securities back to us at the end of the term of the transaction. Because the cash we receive from the lender when we initially sell the securities to the lender is less than the value of those securities (this difference is the haircut), if the lender defaults on its obligation to resell the same securities back to us, we could incur a loss on the transaction up to the amount of the haircut (assuming there was no change in the value of the securities).

If a counterparty to an interest rate swap cannot perform under the terms of the interest rate swap, we may not receive payments due under that agreement, and thus, we may lose any unrealized gain associated with the interest rate swap. We may also risk the loss of any collateral we have pledged to secure our obligations under interest rate swap if the counterparty becomes insolvent or files for bankruptcy. In addition, the interest rate swap would no longer mitigate the impact of changes in interest rates as intended.

Funding Risk

We have financed a substantial majority of our RMBS with repurchase agreement financing. Over time, as market conditions change, in addition to these financings, we may use other forms of leverage. Weakness in the financial markets, the residential mortgage markets and the economy generally could adversely affect one or more of our potential lenders and could cause one or more of our potential lenders to be unwilling or unable to provide us with financing or to increase the costs of that financing.

Liquidity Risk

Our liquidity risk is principally associated with the financing of long-maturity assets with short-term borrowings in the form of repurchase agreements. Although the interest rate adjustments of these assets and liabilities fall within the guidelines established by our operating policies, maturities are not required to be, nor are they, matched.

Should the value of our assets pledged as collateral suddenly decrease, margin calls relating to our repurchase agreements could increase, causing an adverse change in our liquidity position. Our inability to post adequate collateral for a margin call by the counterparty could result in a condition of default under our repurchase agreements, thereby enabling the counterparty to liquidate the collateral pledged by us, which may have a material adverse consequence on our business and results of operations.

Additionally, if one or more of our repurchase agreement counterparties chose not to provide on-going funding, our ability to finance would decline or exist at possibly less advantageous terms. Further, if we are unable to renew, replace or expand repurchase financing with other sources of financing on substantially similar terms, it may have an adverse effect on our business and results of operations, due to the long term nature of our investments and relatively short-term maturities of our repurchase agreements. As such, we cannot assure that it will always be able to roll over its repurchase agreements.

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

In addition, the assets that comprise our asset portfolio are not traded on a public exchange. A portion of these assets may be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly-traded securities. The illiquidity of our assets may make it difficult for us to sell such assets if the need or desire arises, including in response to changes in economic and other conditions.

Inflation

Virtually all of our assets and liabilities are interest rate sensitive in nature. As a result, interest rates and other factors influence our performance far more so than does inflation. Changes in interest rates do not necessarily directly correlate with inflation rates or changes in inflation rates. Our financial statements are prepared in accordance with GAAP and our distributions will be determined by our board of directors consistent with our obligation to distribute to our stockholders at least 90% of our net taxable income on an annual basis in order to maintain our REIT qualification; in each case, Our activities and balance sheet are measured with reference to historical cost and/or fair market value without considering inflation.

ITEM 4.   Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that as of September 30, 2012, the Company’s disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Exchange Act and the rules and regulations promulgated thereunder.

During the period from May 15, 2012 (commencement of operations) through September 30, 2012, there was no change in the Company’s internal control over financial reporting that has materially affected, or was reasonably likely to materially affect, the Company’s internal control over financial reporting.

Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

PART II – OTHER INFORMATION

ITEM 1.  Legal Proceedings

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business.  As of September 30, 2012, the Company was not involved in any legal proceedings.

ITEM 1A.  Risk Factors

See the Registration Statement on Form S-11, as originally filed on and declared effective on September 28, 2012 with the Securities and Exchange Commission.  There have been no material changes to the Company’s risk factors for the period from May 15, 2012 (commencement of operations) through September 30, 2012.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

10.4*

Management Agreement, dated May 9, 2012, between Western Asset Mortgage Capital Corporation and Western Asset Management Company, incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q, filed August 14, 2012.

10.5*

Registration Rights Agreement, dated May 15, 2012, among Western Asset Mortgage Capital Corporation, Western Asset Management Company and certain individual holders named therein, incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q, filed August 14, 2012.

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

10.9*	Restricted Stock Award Agreement, dated May 15, 2012, for Western Asset Management Company, incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q, filed August 14, 2012.

10.10*	Form of Restricted Stock Award Agreement for independent directors, incorporated by reference to Exhibit 10.2 to the Form S-8 dated May 15, 2012 (File No. 1-35543).

10.11	Underwriting Agreement, dated September 27, 2012, between Western Asset Mortgage Capital Corporation, Western Asset Management Company, Deutsche Bank Securities Inc. and Citigroup Global Markets Inc.

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

November 14, 2012

	By:	/s/ GAVIN L. JAMES

Gavin L. James
President, Chief Executive Officer and Director

	By:	/s/ STEVEN M. SHERWYN

Steven M. Sherwyn
Chief Financial Officer and Treasurer