Form 10-K
period 2012-12-31
Western Asset Mortgage Capital Corp
filed 2013-04-09
CIK 1465885

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-35543

WESTERN ASSET MORTGAGE CAPITAL CORPORATION.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	27-0298092 (I.R.S. Employer Identification No.)

Western Asset Mortgage Capital Corporation
385 East Colorado Boulevard
Pasadena, California 91101
(Address of principal executive offices)

(626) 844-9400
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	New York Stock Exchange

         Securities registered pursuant to Section 12(g) of the Act:
 None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐    No☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the registrant's common stock held by non-affiliates was $199,417,529 based on the closing sales price on the New York Stock Exchange on June 30, 2012.

         On March 28, 2013, the registrant had a total of 24,304,503 shares of common stock outstanding.

FORWARD-LOOKING INFORMATION

        The Company makes forward-looking statements herein and will make forward-looking statements in future filings with the Securities and Exchange Commission (the "SEC"), press releases or other written or oral communications within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). For these statements, the Company claims the protections of the safe harbor for forward-looking statements contained in such sections. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond the Company's control. These forward-looking statements include information about possible or assumed future results of the Company's business, financial condition, liquidity, results of operations, plans and objectives. When the Company uses the words "believe," "expect," "anticipate," "estimate," "plan," "continue," "intend," "should," "may" or similar expressions, the Company intends to identify forward-looking statements. Statements regarding the following subjects, among others, may be forward-looking: market trends in the Company's industry, interest rates, real estate values, the debt securities markets, the U.S. housing market or the general economy or the demand for residential mortgage loans; the Company's business and investment strategy; the Company's projected operating results; actions and initiatives of the U.S. Government and changes to U.S. Government policies and the execution and impact of these actions, initiatives and policies; the state of the U.S. economy generally or in specific geographic regions; economic trends and economic recoveries; the Company's ability to obtain and maintain financing arrangements, including securitizations; the current potential return dynamics available in Agency residential mortgage-backed securities ("RMBS") (as defined herein); the level of government involvement in the U.S. mortgage market; the anticipated default rates on Agency and Non-Agency RMBS (as defined herein); the loss severity on Non-Agency RMBS; the return of the Non-Agency RMBS securitization market; general volatility of the securities markets in which the Company participates; changes in the value of the Company's assets; the Company's expected portfolio of assets; the Company's expected investment and underwriting process; interest rate mismatches between the Company's target assets and any borrowings used to fund such assets; changes in interest rates and the market value of the Company's target assets; changes in prepayment rates on the Company's target assets; effects of hedging instruments on the Company's target assets; rates of default or decreased recovery rates on the Company's target assets; the degree to which the Company's hedging strategies may or may not protect the Company from interest rate volatility; impact of and changes in governmental regulations, tax law and rates, accounting guidance and similar matters; the Company's ability to maintain the Company's qualification as a real estate investment trust for U.S. federal income tax purposes; the Company's ability to maintain its exemption from registration under the Investment Company Act of 1940, as amended (the "1940 Act"); the availability of opportunities to acquire Agency RMBS, Non-Agency RMBS, residential mortgage loans and other residential mortgage assets; the availability of qualified personnel; estimates relating to the Company's ability to make distributions to its stockholders in the future; and the Company's understanding of its competition.

        The forward-looking statements are based on the Company's beliefs, assumptions and expectations of its future performance, taking into account all information currently available to it. Forward-looking statements are not predictions of future events. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to the Company. Some of these factors, are described in "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this annual report on Form 10-K. These and other risks, uncertainties and factors, including those described in the Company's Registration Statement on Form S-11 for the Company's follow-on common stock offering, as filed on and declared effective on September 28, 2012, the annual, quarterly and current reports that the Company files with the SEC could cause its actual results to differ materially from those included in any forward-looking statements the Company makes. All forward-looking statements speak only as of the date they are made. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect the Company. Except as required by law, the Company is not obligated to, and does not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Part I

Item 1.    Business.

Overview

        Western Asset Mortgage Capital Corporation (the "Company" unless otherwise indicated or except where the context otherwise requires "we", "us" or "our") is primarily focused on investing in, financing and managing Agency RMBS. Although our core investment strategy is focused on Agency RMBS, we have opportunistically supplemented our portfolio with Non-Agency RMBS and may, in the future, opportunistically invest in commercial mortgage-backed securities ("CMBS") and asset-backed securities ("ABS"), which we, collectively, refer to as our Additional Target Assets. We finance investments in Agency RMBS and our Additional Target Assets primarily through the use of repurchase agreements.

        We were organized as a Delaware corporation on June 3, 2009, but did not commence operations until the completion of our IPO on May 15, 2013. We intend to elect and qualify to be taxed as a real estate investment trust ("REIT"), commencing with our taxable year ended December 31, 2012. We generally will not be subject to U.S. federal income taxes on our taxable income to the extent that we annually distribute all of our net taxable income to stockholders and maintain our intended qualification as a REIT. We also intend to operate our business in a manner that will permit us to maintain our exemption from registration under the Investment Company Act of 1940 ("1940 Act).

        We are externally managed and advised by Western Asset Management Company ("WAM", or the "Manager"), an SEC-registered investment advisor and a wholly-owned subsidiary of Legg Mason, Inc. Our Manager is responsible for administering our business activities and our day-to-day operations, subject to the supervision of our board of directors. On May 9, 2012, we entered into: (i) a binding underwriting agreement with a group of underwriters to sell 8.0 million shares of our common stock for $20.00 per share in our initial public offering ("IPO") for an aggregate offering price of $160.0 million; (ii) unit purchase agreements, pursuant to a private placement, with certain institutional accredited investors to purchase 2,231,787 warrant units for $20.00 per unit for an aggregate offering price of approximately $44.6 million; and (iii) a security purchase agreement to sell 46,043 shares of our common stock for $20.00 per share to our Manager's deferred compensation plan in another private placement for an aggregate offering price of approximately $0.9 million.

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

        On October 3, 2012, we completed a follow-on public offering of 13.8 million shares of common stock, at a price of $22.20 per share. We received net proceeds of approximately $301.0 million, net of underwriting commissions and offering expenses of approximately $5.4 million.

        On October 3, 2012, as a result of the follow-on public offering of common stock the exercise price of each of the outstanding warrants was reduced from $20.50 to $19.44.

Our Investments Strategy

        Our Manager's investment philosophy, which developed from a singular focus in fixed-income asset management over a variety of credit cycles and conditions, is to provide clients with diversified, tightly controlled, long-term value-oriented portfolios. Through rigorous analysis of all sectors of the fixed-income market, our Manager seeks to identify assets with the greatest risk-adjusted total value potential. In making investment decisions on our behalf, our Manager incorporates its views on the economic environment and the outlook for the mortgage markets, including relative valuation, supply and demand trends, the level of interest rates, the shape of the yield curve, prepayment rates, financing and liquidity, commercial and residential real estate prices, delinquencies, default rates, recovery of various segments of the economy and vintage of collateral, subject to maintaining our REIT qualification and our exemption from registration under the 1940 Act. We benefit from the breadth and depth of our Manager's overall investment philosophy, which focuses on a macroeconomic analysis as well as an in-depth analysis of individual assets and their relative value.

        We rely on our Manager's expertise in asset allocation and identifying attractive assets within our investment strategy. Although our core investment strategy is currently focused primarily on Agency RMBS, our Manager's expertise in related investment disciplines such as Non-Agency RMBS, CMBS, and ABS provides our Manager with both: (i) valuable investment insights to our Agency RMBS investment selection and strategy; and (ii) flexibility to invest in assets other than Agency RMBS opportunistically as market conditions warrant.

        We currently purchase and sell Agency RMBS and have invested in a limited amount of Non-Agency RMBS. In the future, we may expand our purchase of Non-Agency RMBS as well as purchase and sell our other Additional Target Assets. Our Manager has not and does not expect to purchase securities on our behalf with a view to selling them shortly after purchase. However, in order to maximize returns and manage portfolio risk while remaining opportunistic, we may dispose of securities earlier than anticipated or hold securities longer than anticipated depending upon prevailing market conditions, credit performance, availability of leverage or other factors regarding a particular security or our capital position.

Our Target Assets

        We have invested the proceeds of our IPO, concurrent private placements and follow-on public offering and expect to continue to focus on investing in the following types of securities:

        Agency RMBS—Agency RMBS, which are RMBS for which the principal and interest payments are guaranteed by a U.S. Government agency, such as Government National Mortgage Association ("GNMA"), or a U.S. Government-sponsored entity, such as Federal National Mortgage Association ("FNMA") or Federal Home Loan Mortgage Corporation ("FHLMC"). The Agency RMBS we acquire can be secured by fixed-rate mortgages, adjustable-rate mortgages or hybrid adjustable-rate mortgages. Fixed-rate mortgages have interest rates that are fixed for the term of the loan and do not adjust. The interest rates on adjustable-rate mortgages generally adjust annually (although some may adjust more frequently) to an increment over a specified interest rate index. Hybrid adjustable-rate mortgages have interest rates that are fixed for a specified period of time (typically three, five, seven or ten years) and, thereafter, adjust to an increment over a specified interest rate index. Adjustable-rate mortgages and hybrid adjustable-rate mortgages generally have periodic and lifetime constraints on the amount by which the loan interest rate can change on any predetermined interest rate reset date. As of December 31, 2012, all of our Agency RMBS are secured by fixed-rate mortgages.

        Mortgage pass-through certificates.—Mortgage pass-through certificates are securities representing interests in "pools" of mortgage loans secured by residential real property where payments of both interest and scheduled principal, plus pre-paid principal, on the securities are made monthly to holders of the securities, in effect "passing through" monthly payments made by the individual borrowers on the mortgage loans that underlie the securities, net of fees paid to the issuer/guarantor of the securities and servicers of the underlying mortgages.

  Agency Derivatives:

        Agency Interest-Only Strips or IOs.—This type of security only entitles the holder to interest payments. The yield to maturity of Agency Interest-Only Strips is extremely sensitive to the rate of principal payments (particularly prepayments) on the underlying pool of mortgages. We invest in these types of securities primarily to take advantage of particularly attractive prepayment-related or structural opportunities in the Agency RMBS markets, as well as to help manage the duration of our overall portfolio.

        Agency Inverse Interest-Only Strips or IIOs.—This type of security has a coupon with an inverse relationship to its index and is subject to caps and floors. Agency Inverse Interest-Only RMBS entitles the holder to interest only payments based on a notional principal balance, which is typically equal to a fixed rate of interest on the notional principal balance less a floating rate of interest on the notional principal balance that adjusts according to an index subject to set minimum and maximum rates. The value of Agency Inverse Interest-Only RMBS will generally decrease when its related index rate increases and increase when its related index rate decreases.

        Collateralized Mortgage Obligations or CMOs.—CMOs are securities that are structured from residential pass-through certificates, which receive monthly payments of principal and interest. CMOs divide the cash flows which come from the underlying mortgage pass-through certificates into different classes of securities that may have different maturities and different weighted average lives than the underlying pass-through certificates.

        CMOs involve Agency collateral and include Agency stripped securities, which are mortgage-backed securities structured with two or more classes that receive different distributions of principal or interest on a pool of Agency RMBS. Stripped securities include interest only Agency RMBS and inverse interest only Agency RMBS, each of which we may invest in subject to maintaining our qualification as a REIT.

        TBAs.—We may utilize "to-be-announced" forward contracts, or TBAs, in order to invest in Agency RMBS. Pursuant to these TBAs, we would agree to purchase, for future delivery, Agency RMBS with certain principal and interest terms and certain types of underlying collateral, but the particular Agency RMBS to be delivered would not be identified until shortly before the TBA settlement date. Our ability to purchase Agency RMBS through TBAs may be limited by the 75% income and asset tests applicable to REITs.

Our Additional Target Assets

        Although our core investment strategy is focused on Agency RMBS, we may opportunistically supplement our portfolio with the types of assets described below.

        Non-Agency RMBS.—RMBS that are not guaranteed by a U.S. Government agency or U.S. Government-sponsored entity, with an emphasis on securities that when originally issued were rated in the highest rating category by one or more of the nationally recognized statistical rating organizations.

        The mortgage loan collateral for Non-Agency RMBS consists of residential mortgage loans that do not generally conform to underwriting guidelines issued by a U.S. Government agency or U.S. Government-sponsored entity due to certain factors, including mortgage balances in excess of agency underwriting guidelines, borrower characteristics, loan characteristics and level of documentation, and therefore are not issued or guaranteed by a U.S. Government agency or U.S. Government-sponsored entity. The mortgage loan collateral may be classified as subprime, Alternative-A or prime depending on the borrower's credit rating and the underlying level of documentation. The Non-Agency RMBS we may acquire could be secured by fixed-rate mortgages, adjustable-rate mortgages or hybrid adjustable-rate mortgages.

        CMBS.—Fixed and floating rate CMBS, with an emphasis on securities that when originally issued were rated in the highest rating category by one or more of the nationally recognized statistical rating organizations. We have not established a minimum current rating requirement.

        ABS.—Debt and/or equity tranches of securitizations backed by various asset classes including, but not limited to, small balance commercial mortgages, aircrafts, automobiles, credit cards, equipment, manufactured housing, franchises, recreational vehicles and student loans with an emphasis on securities that when originally issued were rated in the highest rating category by one or more of the nationally recognized statistical rating organizations. Investments in ABS generally are not qualifying assets for purposes of the 75% asset test applicable to REITs and generally do not generate qualifying income for purposes of the 75% income test applicable to REITs. As a result, we may be limited in our ability to invest in such assets.

        Other Agency MBS.—We may also invest in mortgage-backed securities, or MBS, for which the principal and interest payments are guaranteed by a U.S. Government agency or U.S. Government-sponsored entity, but for which the underlying mortgage loans are secured by real property other than single family residences. These may include, but are not limited to Fannie Mae DUS (Delegated Underwriting and Servicing) MBS, Freddie Mac Multifamily Mortgage Participation Certificates and Ginnie Mae project loan pools, and/or CMOs structured from such collateral.

        As of December 31, 2012, the fair value of our investment portfolio was comprised of 99.6% of Agency RMBS and 0.4% of Non-Agency RMBS.

Our Financing Strategy

        The leverage that we employ is specific to each asset class and is determined based on several factors, including potential asset price volatility, margin requirements, the current cycle for interest rates, the shape of the yield curve, the outlook for interest rates and our ability to use and the effectiveness of interest rate hedges. We analyze both historical volatility and market-driven implied volatility for each asset class in order to determine potential asset price volatility. Our leverage targets attempt to risk-adjust asset classes based on each asset class's potential price volatility. The goal of our leverage strategy is to ensure that, at all times, our investment portfolio's overall leverage ratio is appropriate for the level of risk inherent in the investment portfolio, and that each asset class has individual leverage targets that are appropriate for its potential price volatility.

        We fund the acquisition of our assets through the use of leverage from a number of financing sources, subject to maintaining our qualification as a REIT. We finance purchases of Agency RMBS and may fund our Additional Target Assets primarily through the use of repurchase agreements.

        Our operating results depend in large part on differences between the income earned on our assets and our cost of borrowing and hedging activities. We use leverage to increase potential returns to our stockholders. We currently accomplish this by borrowing against existing assets through repurchase agreements. There are no limits on the maximum amount of leverage that we may use, and we are not required to maintain any particular debt-to-equity leverage ratio. We may also change our financing strategy and leverage without the consent of our stockholders.

        The costs associated with our borrowings are generally based on prevailing market interest rates. During a period of rising interest rates, our borrowing costs generally will increase while the yields earned on our existing portfolio of leveraged fixed-rate RMBS will remain static. This could result in a decline in our net interest spread and net interest margin. The severity of any such decline would depend on our asset/liability composition at the time, as well as the magnitude and duration of the interest rate increase. Further, an increase in short-term interest rates could also have a negative impact on the market value of our assets. If either of these events happens, we could experience a decrease in net income or incur a net loss during these periods, which could adversely affect our liquidity and results of operations.

        We expect to maintain a debt to equity ratio of seven to eleven times the amount of our stockholders' equity (the components used in such calculation calculated in accordance with accounting principles generally accepted in the United States of America ("GAAP")), although there is no minimum or maximum leverage that our investment policies explicitly require. Depending on the different cost of borrowing funds at different maturities, we will vary the maturities of our borrowed funds to attempt to produce lower borrowing costs and reduce interest rate risk. We enter into collateralized borrowings only with institutions that are rated investment grade by at least one nationally-recognized statistical rating organization. We rely on financing to acquire, on a leveraged basis, the Target Assets in which we invest. If market conditions deteriorate, our lenders may exit the repurchase market, and tighten lending standards, or increase the amount of equity capital required to obtain financing making it more difficult and costly for us to obtain financing.

        For the period from May 15, 2012 (commencement of operations) through December 31, 2012, we financed Agency RMBS with repurchase agreements, on a debt-to-equity basis, averaging approximately eight to ten times leverage. In the future, we may, however, be limited or restricted in the amount of leverage we may employ by the terms and provisions of any financing or other agreements, and may be subject to margin calls as a result of our financing activity. We had an aggregate debt-to-equity ratio of approximately 9.2 to 1 at December 31, 2012.

        We initially financed our Agency RMBS with repurchase agreement financing with maturities from one to three months, but in some cases longer. At December 31, 2012, we had entered into master repurchase agreements with 14 counterparties, and are in discussions with additional financial institutions in order to potentially provide us with additional repurchase agreement capacity. As of December 31, 2012, we had approximately $4.8 billion outstanding under our repurchase agreements.

Our Hedging Strategy

        Subject to maintaining our qualification as a REIT for U.S. federal income purposes, we pursue various economic hedging strategies to seek to reduce our exposure to adverse changes in interest rates. The U.S. federal income tax rules applicable to REITs may require us to implement certain of these techniques through a domestic taxable REIT subsidiary ("TRS") that is fully subject to federal corporate income taxation. At this time we do not utilize a domestic TRS, although we may consider doing so in future. Our hedging activity varies in scope based on the level and volatility of interest rates, the type of assets held and other changing market conditions. As of December 31, 2012, we had entered into swaps designed to mitigate the effects of increases in interest rates under a portion of our repurchase agreements. These swaps provide for fixed interest rates indexed off of the London interbank offered rate or LIBOR and effectively fix the floating interest rates on approximately $2.8 billion of borrowings under our repurchase agreements. In addition, as of December 31, 2012, we also owned swaptions on approximately an incremental $0.5 billion of borrowings. To date, we have not elected to apply hedge accounting for our derivatives and, as a result, we record the change in fair value of our derivatives and the associated interest in earnings.

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

Regulation

Our Manager

        We are externally managed and advised by Western Asset Management Company. Established in 1971 and acquired by Legg Mason in 1986, our Manager is a registered investment advisor headquartered in Pasadena, California, that specializes in fixed-income asset management. From offices in Pasadena, Dubai, Hong Kong, London, Melbourne, New York, São Paulo, Singapore and Tokyo, our Manager's 865 employees provide investment services for a wide variety of global clients, including mutual funds, corporate, public, insurance, health care, union organizations and charitable foundations. As of December 31, 2012, our Manager and its investment advisory affiliates over which our Manager has operational responsibility, or its supervised affiliates, had approximately $462 billion in assets under management. All of our officers, apart from our chief financial officer, Steven M. Sherwyn, are employees of our Manager. In addition two, of our directors, James W. Hirschmann III and Gavin L. James, are also employees of our Manager. Our Manager is responsible for, among other duties: (i) performing all of our day-to-day functions; (ii) determining investment criteria in conjunction with our board of directors (iii) sourcing, analyzing and executing investments, asset sales and financings; (iv) performing asset management duties; and (v) performing financial and accounting management.

Management Agreement

        On May 9, 2012, we entered into a management agreement, or the Management Agreement, with our Manager. Pursuant to the Management Agreement, our Manager is responsible for the implementation of our business strategy and performs certain services for us, subject to oversight by our board of directors. The initial term of the Management Agreement ends on May 15, 2015, with automatic one-year renewal terms thereafter. Following the initial three-year term, the Management Agreement may be terminated annually upon the affirmative vote of at least two-thirds of our independent directors based upon: (i) our Manager's unsatisfactory performance that is materially detrimental to us; or (ii) our determination that any fees payable to our Manager are not fair, subject to our Manager's right to prevent termination based on unfair fees by accepting a reduction of management fees agreed to by at least two-thirds of our independent directors, subject to 180 days prior notice of such termination. Upon such a termination, we are required to pay our Manager a termination fee equal to three times the average annual management fee earned by our Manager during the prior 24-month period prior to such termination. We may also terminate the Management Agreement at any time, including during the initial term, with 30 days prior notice from our board of directors, without payment of a termination fee, for cause, as defined in the Management Agreement. Our Manager may terminate the Management Agreement if we become required to register as an investment company under the 1940 Act, with such termination deemed to occur immediately before such event, in which case we are not required to pay a termination fee. Our Manager may also decline to renew the Management Agreement by providing us with 180 days written notice, in which case we are not required to pay a termination fee.

        Our Manager is entitled to a management fee equal to 1.5% per annum, calculated and payable quarterly in arrears, of our stockholders' equity. For purposes of calculating the management fee, our "stockholders' equity" means the sum of the net proceeds from any issuances of our equity securities since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus our retained earnings, calculated in accordance with U.S. GAAP, at the end of the most recently completed fiscal quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less any amount that we pay for repurchases of our shares of common stock, excluding any unrealized gains, losses or other non-cash items that have impacted stockholders' equity as reported in our financial statements prepared in accordance with U.S. GAAP, regardless of whether such items are included in other comprehensive income or loss, or in net income, and excluding one-time events pursuant to changes in U.S. GAAP and certain other non-cash charges, including OTTI charges reported in other loss on RMBS, unrealized gain on RMBS and other securities and non-cash portion of loss on derivative instruments, after discussions between our Manager and our independent directors and after approval by a majority of our independent directors. However, if our stockholders' equity for any given quarter is negative based on the calculation described above, our Manager will not be entitled to receive any management fee for that quarter. Our Manager is entitled to reimbursement of its operating expenses related to us, including legal, accounting, due diligence and other services.

        We intend to elect and qualify to be taxed as a REIT under Section 856 through 860 of the Internal Revenue Code of 1986, as amended, or the Code, commencing with our taxable year ended December 31, 2012. We will generally not be subject to corporate U.S. federal or state income tax to the extent that we make qualifying distributions to stockholders, and provided that we satisfy, on a continuing basis, through actual investment and operating results, the REIT requirements including certain asset, income, distribution and stock ownership tests. If we fail to qualify as a REIT, and do not qualify for certain statutory relief provisions, we will be subject to U.S. federal, state and local income taxes and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year in which we lost our REIT qualification. The failure to qualify as a REIT could have a material adverse impact on the Company's results of operations and amounts available for distribution to stockholders.

        We believe that we are not, and intend to conduct our operations so as not to become regulated as an investment company under the 1940 Act. We have relied, and intend to continue to rely on current interpretations of the staff of the Securities and Exchange Commission, or the SEC, in an effort to continue to qualify for an exemption from registration under the 1940 Act. For more information on the exemptions that we utilize refer to Item 1A, "Risk Factors" of this annual report on Form 10-K.

Competition

        Our net income depends, in part, on our ability to acquire assets at favorable spreads over our borrowing costs. In acquiring our target assets, we compete with other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, financial institutions, governmental bodies and other entities. In addition, other REITs with similar asset acquisition objectives, including a number that have been recently formed and others that may be organized in the future, compete with us in acquiring assets and obtaining financing. These competitors may be significantly larger than us, may have access to greater capital and other resources or may have other advantages. In addition, some competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments, and establish more relationships, than us. Current market conditions may attract more competitors, which may increase the competition for sources of financing. An increase in the competition for sources of funding could adversely affect the availability and cost of financing, and thereby adversely affect the market price of our common stock.

Employees

        Other than our chief financial officer, we have no employees and are managed by the Manager pursuant to the management agreement between the Manager and us dated as of May 9, 2012.

Corporate Governance and Internet Address

        We emphasize the importance of professional business conduct and ethics through our corporate governance initiatives. Our board of directors consists of a majority of independent directors; the audit, nominating and corporate governance, and compensation committees of our board of directors are composed entirely of independent directors. We have adopted corporate governance guidelines and a code of business conduct and ethics, which delineate our standards for our officers and directors.

        Our internet address is www.westernassetmcc.com. The information on our website is not incorporated by reference in this Annual Report on Form 10-K. We make available, free of charge through a link on our site, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports, if any, as filed or furnished with the SEC, as soon as reasonably practicable after such filing or furnishing. Our site also contains our code of business conduct and ethics, corporate governance guidelines and the charters of our audit committee, nominating and corporate governance committee and compensation committee of our board of directors. Within the time period required by the rules of the SEC and the New York Stock Exchange, or NYSE, we will post on our website any amendment to our code of business conduct and ethics as defined in the code.

Item 1A.    Risk Factors

        Our business and operations are subject to a number of risks and uncertainties, the occurrence of which could adversely affect our business, financial condition, results of operations and ability to make distributions to stockholders and could cause the value of our capital stock to decline.

Risks related to our business

We have a limited operating history and may not be able to successfully operate our business or generate sufficient revenue to make or sustain distributions to our stockholders.

        We were organized as a Delaware corporation on June 3, 2009, but did not commence operations until the completion of our IPO on May 15, 2012. We cannot assure you that we will be able to operate our business successfully or implement our operating policies and strategies as described herein. The results of our operations depend on several factors, including the availability of opportunities for the acquisition of assets, the level and volatility of interest rates, the availability of adequate short and long-term financing, conditions in the financial markets and economic conditions.

We may change any of our strategies, policies or procedures without stockholder consent.

        We may change any of our strategies, policies or procedures with respect to investments, acquisitions, growth, operations, indebtedness, capitalization, distributions, financing strategy and leverage at any time without the consent of our stockholders, which could result in an investment portfolio with a different risk profile. A change in our investment strategy may increase our exposure to interest rate risk, default risk and real estate market fluctuations. Furthermore, a change in our asset allocation could result in our making investments in asset categories different from those described herein. These changes could adversely affect our financial condition, results of operations, the market price of our common stock and our ability to make distributions to our stockholders.

There is no certainty what an extended effect "QE3" will have on the price and liquidity of Agency RMBS and other securities in which we invest, although the Federal Reserve's actions could increase the prices of our Target Assets and reduce the spread on our investments.

        On November 25, 2008, the Federal Reserve announced a program to purchase Agency RMBS in the open market. The stated goal of this program was to provide support to mortgage and housing markets and to foster improved conditions in financial markets more generally. On March 18, 2009, this program was expanded to a target size of $1.25 trillion. The Federal Reserve completed this purchase program in March 2010. In October 2010, the Federal Reserve announced plans for a second round of quantitative easing, and on November 3, 2010, announced that it intended to purchase a further $600 billion of longer-term Treasury securities by the end of the second quarter of 2011, a pace of about $75 billion per month. On September 13, 2012, the U.S. Federal Reserve announced a third round of quantitative easing or QE3 to expand its holdings of long-term securities by purchasing an additional $40 billion of Agency RMBS per month until key economic indicators, such as the unemployment rate, showed signs of improvement. This program when combined with existing programs to extend the average maturity of the Federal Reserve's holdings of securities and reinvest principal payments from the Federal Reserve's holdings of Agency debt and Agency RMBS into Agency RMBS is estimated to increase the Federal Reserve's purchases of long-term securities to $85 billion a month. The Federal Reserve also announced that it will keep the target federal funds range between zero and 0.25% through at least mid-2015, which is six months longer than previously expected. The Federal Reserve expects these measures to put downward pressure on long-term interest rates. While the Federal Reserve hopes that QE3 will expedite an economic recovery, stabilize prices, reduce unemployment and restart business and household spending, there is no way of knowing what the continued impact of QE3 or any future actions by the Federal Reserve will have on the prices and liquidity of Agency RMBS or other securities in which we invest, although the Federal Reserve's actions could increase the prices of our target assets and reduce the spread on our investments.

Similarly, there is no certainty with the regard to the potential impact of a sudden termination of "QE3"on the price and liquidity of Agency RMBS and other securities in which we invest, although the Federal Reserve's actions could result in lower demand for our target assets, thereby reducing the value of our investments.

        In his February 2013 Humphrey-Hawkins testimony, Federal Reserve Chairman Benjamin Bernanke reaffirmed the Federal Reserve's position and intention with regard maintaining an accommodative fiscal policy and continuing to purchase Agency RMBS so long as the U.S. employment rate exceeds 6.5% and the annual rate of inflation remains below 2.5%. This position was reiterated in a press release issued by the Federal Reserve at the conclusion of its two day policy meeting in March 2013. Notwithstanding the foregoing, other members of the Federal Reserve Board have expressed a preference for reducing or terminating the present Federal Reserve's action of purchasing such longer-term assets. Further, the aforementioned press release provided that in determining the size, pace, and composition of its asset purchases, the Federal Reserve would take into consideration the impact of such purchases and the overall performance of the economy. While we believe that it is highly unlikely that the Federal Reserve will suddenly terminate QE3 and/or change its accommodative fiscal policy anytime soon, there is nothing per se which prohibits the Federal Reserve from doing so. The unexpected termination of QE3 would likely result in lower demand for our Target Assets, thereby reducing the value of our investments and our book value.

We have identified a material weakness in our internal control over financial reporting which, if not remediated, may adversely affect our ability to provide timely and accurate financial reporting.

        We have determined that a material weakness in our internal control over financial reporting existed as of December 31, 2012. This material weakness is attributable to management's supervision, review and acceptance procedures with respect to a third-party vendor's computation of interest income accretion and amortization of the cost basis of certain RMBS. A detailed description of this material weakness is provided in Part II, Item 9A of this Annual Report on Form 10-K. Due solely to this material weakness, we have concluded that our disclosure controls and procedures as of December 31, 2012 were not effective as of December 31, 2012. We are in the process of developing and implementing new review procedures to remediate this material weakness. We cannot provide any assurance that these measures will remediate the material weakness or ensure that our internal controls over our financial reporting are effective in the future. If we are not able to remediate this material weakness, it could cause us to fail to file timely our periodic reports with the SEC (which may have a material adverse effect on our ability to access the capital markets) or affect our ability to provide accurate financial information.

Risks related to our investing strategy

Mortgage loan modification and refinancing programs and future legislative action may adversely affect the value of, and our returns on, Agency RMBS and our Additional Target Assets.

        The U.S. Government, through the U.S. Federal Reserve, the Federal Housing Administration, or the FHA, and the Federal Deposit Insurance Corporation, has implemented a number of federal programs designed to assist homeowners, including the Home Affordable Modification Program, or HAMP, which provides homeowners with assistance in avoiding residential mortgage loan foreclosures, the Hope for Homeowners Program, or H4H Program, which allows certain distressed borrowers to refinance their mortgages into FHA-insured loans in order to avoid residential mortgage loan foreclosures, and the Home Affordable Refinance Program, or HARP, which allows borrowers who are current on their mortgage payments to refinance and reduce their monthly mortgage payments at loan-to-value ratios up to 125% (and, in some cases, above 125%) without new mortgage insurance. HAMP, the H4H Program and other loss mitigation programs may involve, among other things, the modification of mortgage loans to reduce the principal amount of the loans (through forbearance and/or forgiveness) and/or the rate of interest payable on the loans, or the extension of payment terms of the loans.

        In September 2011, the White House announced it was working on a major plan to allow certain homeowners who owe more on their mortgages than their homes are worth to refinance. In October 2011, the FHFA announced changes to the HARP to expand access to refinancing for qualified individuals and families whose homes have lost value, including increasing the HARP loan-to-value ratio above 125%. However, this would only apply to mortgages guaranteed by the U.S. government-sponsored entities. There are many challenging issues to this proposal, notably the question as to whether a loan with a loan-to-value ratio of 125% qualifies as a mortgage or an unsecured consumer loan. The chances of this initiative's success have created additional uncertainty in the Agency RMBS market, particularly with respect to possible increases in prepayment rates. On January 4, 2012, the U.S. Federal Reserve issued a white paper outlining additional ideas with regard to refinancings and loan modifications. On July 31, 2012, FHLMC announced plans to expand its Relief Refinance Mortgage Program, which includes HARP, by aligning requirements for mortgages with loan-to-value ratios that are equal to or less than 80% with those for mortgages with loan-to-value ratios greater than 80%. It is likely that loan modifications would result in increased prepayments on some Agency RMBS.

        Especially with Non-Agency RMBS, a significant number of loan modifications with respect to a given security, including, but not limited to, those related to principal forgiveness and coupon reduction, resulting in increased prepayment rates, could negatively impact the realized yields and cash flows on such security. These loan modification programs, future legislative or regulatory actions, including possible amendments to the bankruptcy laws, which result in the modification of outstanding residential mortgage loans, as well as changes in the requirements necessary to qualify for refinancing mortgage loans with FNMA, FHLMC or GNMA may adversely affect the value of, and the returns on, Agency RMBS and our Additional Target Assets that we may purchase.

The federal conservatorship of FNMA and FHLMC and related efforts, along with any changes in laws and regulations affecting the relationship between these agencies and the U.S. Government, may adversely affect our business.

        The payments of principal and interest we receive on our Agency RMBS, which depend directly upon payments on the mortgages underlying such securities, are guaranteed by FNMA, FHLMC and GNMA. FNMA and FHLMC are U.S. Government-sponsored entities, or GSEs, but their guarantees are not backed by the full faith and credit of the United States. GNMA is part of a U.S. Government agency and its guarantees are backed by the full faith and credit of the United States.

        In response to general market instability and, more specifically, the financial conditions of FNMA and FHLMC, in July 2008, the Housing and Economic Recovery Act of 2008, or HERA, established a new regulator for FNMA and FHLMC, the U.S. Federal Housing Finance Agency, or the FHFA. In September 2008, the U.S. Treasury, the FHFA and the U.S. Federal Reserve announced a comprehensive action plan to help stabilize the financial markets, support the availability of mortgage financing and protect taxpayers. Under this plan, among other things, the FHFA was appointed as conservator of both FNMA and FHLMC, allowing the FHFA to control the actions of the two GSEs, without forcing them to liquidate, which would be the case under receivership. Importantly, the primary focus of the plan was to increase the availability of mortgage financing by allowing these GSEs to continue to grow their guarantee business without limit, while limiting the size of their retained mortgage and agency security portfolios and requiring that these portfolios be reduced over time.

        Although the U.S. Government has committed to support the positive net worth of FNMA and FHLMC, there can be no assurance that these actions will be adequate for their needs. These uncertainties lead to questions about the availability of, and trading market for, Agency RMBS. Despite the steps taken by the U.S. Government, FNMA and FHLMC could default on their guarantee obligations which would materially and adversely affect the value of our Agency RMBS. Accordingly, if these government actions are inadequate and the GSEs continue to suffer losses or cease to exist, our business, operations and financial condition could be materially and adversely affected.

        In addition, the problems faced by FNMA and FHLMC resulting in their being placed into federal conservatorship and receiving significant U.S. Government support have sparked serious debate among federal policy makers regarding the continued role of the U.S. Government in providing liquidity for mortgage loans. The future roles of FNMA and FHLMC could be significantly reduced and the nature of their guarantee obligations could be considerably limited relative to historical measurements. Any such changes to the nature of their guarantee obligations could redefine what constitutes an agency security and could have broad adverse implications for the market and our business, operations and financial condition. If FNMA or FHLMC were eliminated, or their structures were to change radically (i.e., limitation or removal of the guarantee obligation), or their market share reduced because of required price increases or lower limits on the loans they can guarantee, we could be unable to acquire additional Agency RMBS and our existing Agency RMBS could be materially and adversely impacted.

        We could be negatively affected in a number of ways depending on the manner in which related events unfold for FNMA and FHLMC. We currently rely on our Agency RMBS as collateral for our financings under our repurchase agreements. Any decline in its value, or perceived market uncertainty about its value, would make it more difficult for us to obtain financing on our Agency RMBS on acceptable terms or at all, or to maintain our compliance with the terms of any financing transactions. Further, the current support provided by the U.S. Treasury to FNMA and FHLMC, and any additional support it may provide in the future, could have the effect of lowering the interest rates we expect to receive from Agency RMBS, thereby tightening the spread between the interest we earn on our Agency RMBS and the cost of financing those assets. A reduction in the supply of Agency RMBS could also negatively affect the pricing of Agency RMBS by reducing the spread between the interest we earn on our investment portfolio of Agency RMBS and our cost of financing that portfolio.

        As indicated above, recent legislation has changed the relationship between FNMA and FHLMC and the U.S. Government. Future legislation could further change the relationship between FNMA and FHLMC and the U.S. Government which could also nationalize, privatize, or eliminate such entities entirely. Any law affecting these GSEs may create market uncertainty and have the effect of reducing the actual or perceived credit quality of securities issued or guaranteed by FNMA or FHLMC. As a result, such laws could increase the risk of loss on our investments in Agency RMBS guaranteed by FNMA and/or FHLMC. It also is possible that such laws could adversely impact the market for such securities and spreads at which they trade. All of the foregoing could materially and adversely affect our financial condition and results of operations.

We are subject to the risk that U.S. Government agencies and/or GSEs may not be able to fully satisfy their guarantees of Agency RMBS or that these guarantee obligations may be repudiated, which may adversely affect the value of our assets and our ability to sell or finance these securities.

        The interest and principal payments we receive on the Agency RMBS in which we invest are guaranteed by FNMA, FHLMC or GNMA. Unlike the GNMA securities in which we may invest, the principal and interest on securities issued by FNMA and FHLMC are not guaranteed by the U.S. government. All the Agency RMBS in which we invest depend on a steady stream of payments on the mortgages underlying the securities.

        As conservator of FNMA and FHLMC, the FHFA may disaffirm or repudiate contracts (subject to certain limitations for qualified financial contracts) that FHLMC or FNMA entered into prior to the FHFA's appointment as conservator if it determines, in its sole discretion, that performance of the contract is burdensome and that disaffirmation or repudiation of the contract promotes the orderly administration of its affairs. The HERA requires the FHFA to exercise its right to disaffirm or repudiate most contracts within a reasonable period of time after its appointment as conservator. FNMA and FHLMC have disclosed that the FHFA has disaffirmed certain consulting and other contracts that these entities entered into prior to the FHFA's appointment as conservator. FHLMC and FNMA have also disclosed that the FHFA has advised that it does not intend to repudiate any guarantee obligation relating to FNMA's and FHLMC's mortgage-related securities, because the FHFA views repudiation as incompatible with the goals of the conservatorship. In addition, the HERA provides that mortgage loans and mortgage-related assets that have been transferred to a FHLMC or FNMA securitization trust must be held for the beneficial owners of the related mortgage-related securities, and cannot be used to satisfy the general creditors of FHLMC or FNMA.

        If the guarantee obligations of FHLMC or FNMA were repudiated by the FHFA, payments of principal and/or interest to holders of Agency RMBS issued by FHLMC or FNMA would be reduced in the event of any borrowers' late payments or failure to pay or a servicer's failure to remit borrower payments to the trust. In that case, trust administration and servicing fees could be paid from mortgage payments prior to distributions to holders of Agency RMBS. Any actual direct compensatory damages owed due to the repudiation of FHLMC or FNMA's guarantee obligations may not be sufficient to offset any shortfalls experienced by holders of Agency RMBS. The FHFA also has the right to transfer or sell any asset or liability of FHLMC or FNMA, including its guarantee obligation, without any approval, assignment or consent. If the FHFA were to transfer FHLMC or FNMA's guarantee obligations to another party, holders of Agency RMBS would have to rely on that party for satisfaction of the guarantee obligation and would be exposed to the credit risk of that party.

We operate in a highly competitive market for investment opportunities and competition may limit our ability to acquire desirable investments in Agency RMBS and our Additional Target Assets and could also affect the pricing of these securities.

        We operate in a highly competitive market for investment opportunities. Currently, our profitability depends, in large part, on our ability to acquire Agency RMBS and our Additional Target Assets at attractive prices. In acquiring these assets, we compete with a variety of institutional investors, including other REITs, specialty finance companies, public and private funds (including other funds managed by our Manager), commercial and investment banks, commercial finance and insurance companies and other financial institutions. Many of our competitors are substantially larger and have considerably greater financial, technical, marketing and other resources than we do. Several other REITs have recently raised, or are expected to raise, significant amounts of capital, and may have investment objectives that overlap with ours, which may create additional competition for investment opportunities. Some competitors may have a lower cost of funds and access to funding sources that may not be available to us, such as funding from the U.S. Government. Many of our competitors are not subject to the operating constraints associated with REIT tax compliance or maintenance of an exemption from the 1940 Act. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, competition for investments in Agency RMBS and our Additional Target Assets may lead to the price of such assets increasing, which may further limit our ability to generate desired returns. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, desirable investments in these assets may be limited in the future and we may not be able to take advantage of attractive investment opportunities from time to time, as we can provide no assurance that we will be able to identify and make investments that are consistent with our investment objectives.

A lack of liquidity in our investments may adversely affect our business.

        The assets we acquire are not publicly traded. A lack of liquidity may result from the absence of a willing buyer or an established market for these assets, as well as legal or contractual restrictions on resale or the unavailability of financing for these assets. In addition, mortgage-related assets generally experience periods of illiquidity, including the recent period of delinquencies and defaults with respect to residential and commercial mortgage loans. The illiquidity of our investments may make it difficult for us to sell such investments if the need or desire arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments. Further, we may face other restrictions on our ability to liquidate an investment in a business entity to the extent that we or our Manager has or could be attributed with material, non-public information regarding such business entity. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited, which could adversely affect our results of operations and financial condition.

Adverse developments in the broader residential mortgage market may adversely affect the value of the assets in which we invest.

        Since 2007, the residential mortgage market in the United States has experienced a variety of unprecedented difficulties and changed economic conditions, including defaults, credit losses and liquidity concerns. Certain commercial banks, investment banks and insurance companies announced extensive losses from exposure to the residential mortgage market. These losses reduced financial industry capital, leading to reduced liquidity for some institutions. These factors have impacted investor perception of the risk associated with real estate-related assets, including Agency RMBS and other high-quality RMBS assets. As a result, values for RMBS assets, including some Agency RMBS and other AAA-rated RMBS assets, have experienced a certain amount of volatility. Further increased volatility and deterioration in the broader residential mortgage and RMBS markets may adversely affect the performance and market value of the Agency RMBS and Non-Agency RMBS in which we invest.

        We invest primarily in Agency RMBS and to a lesser extent invest in Non-Agency RMBS. We need to rely on our securities as collateral for our financings. Any decline in their value, or perceived market uncertainty about their value, would likely make it difficult for us to obtain financing on favorable terms or at all, or maintain our compliance with terms of any financing arrangements already in place. The securities we acquire are classified for accounting purposes as available-for-sale. All assets classified as available-for-sale are reported at fair value, based on market prices from third-party sources. We have elected to include any unrealized gains and losses in our earnings. If market conditions result in a decline in the fair value of our assets, our financial position and results of operations could be adversely affected.

A prolonged economic recession and further declining real estate values could impair our assets and harm our operations.

        The risks associated with our business are more severe during economic recessions and are compounded by declining real estate values. The Non-Agency RMBS in which we invest a part of our capital will be particularly sensitive to these risks. Declining real estate values will likely reduce the level of new mortgage loan originations since borrowers often use appreciation in the value of their existing properties to support the purchase of additional properties. Borrowers will also be less able to pay principal and interest on loans underlying the securities in which we invest if the value of residential real estate weakens further. Further, declining real estate values significantly increase the likelihood that we will incur losses on Non-Agency RMBS in the event of default because the value of collateral on the mortgages underlying such securities may be insufficient to cover the outstanding principal amount of the loan. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect our net interest income from Non-Agency RMBS in our portfolio, which could have an adverse effect on our financial condition, results of operations and our ability to make distributions to our stockholders.

Our investments in Non-Agency RMBS are generally subject to losses.

        In general, losses on a mortgaged property securing a mortgage loan included in a securitization will be borne first by the equity holder of the property, then by a cash reserve fund or letter of credit, if any, then by the holder of a mezzanine loan or B-Note, if any, then by the "first loss" subordinated security holder and then by the holder of a higher-rated security. In the event of default and the exhaustion of any equity support, reserve fund, letter of credit, mezzanine loans or B-Notes, and any classes of securities junior to those in which we invest, we will not be able to recover all of our investment in the securities we purchase. In addition, if the underlying mortgage portfolio has been overvalued by the originator, or if the values subsequently decline, less collateral is available to satisfy interest and principal payments due on the related Non-Agency RMBS. The prices of lower credit quality securities are generally less sensitive to interest rate changes than more highly rated investments, but more sensitive to adverse economic downturns or individual issuer developments.

The mortgage loans underlying the Non-Agency RMBS that we invest in will be subject to defaults, foreclosure timeline extension, fraud and residential price depreciation and unfavorable modification of loan principal amount, interest rate and amortization of principal, which could result in losses to us.

        Our investments in Non-Agency RMBS are subject to the risks of defaults, foreclosure timeline extension, fraud and home price depreciation and unfavorable modification of loan principal amount, interest rate and amortization of principal, accompanying the underlying residential mortgage loans. The ability of a borrower to repay a mortgage loan secured by a residential property is dependent upon the income or assets of the borrower. A number of factors may impair borrowers' abilities to repay their loans, including:

  •
  adverse changes in national and local economic and market conditions;

  •
  changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances;

  •
  costs of remediation and liabilities associated with environmental conditions such as indoor mold;

  •
  the potential for uninsured or under-insured property losses;

  •
  acts of God, including earthquakes, floods and other natural disasters, which may result in uninsured losses; and

  •
  acts of war or terrorism, including the consequences of terrorist attacks, such as those that occurred on September 11, 2001.

        In the event of defaults on the residential mortgage loans that underlie our investments in Non-Agency RMBS and the exhaustion of any underlying or any additional credit support, we may not realize our anticipated return on our investments and we may incur a loss on these investments. In addition, our investments in Non-Agency RMBS will be backed by residential real property but, in contrast to Agency RMBS, the principal and interest will not be guaranteed by a U.S. Government agency or a GSE. The ability of a borrower to repay these loans or other financial assets is dependent upon the income or assets of these borrowers.

We may be affected by deficiencies in foreclosure practices of third parties, as well as related delays in the foreclosure process.

        Deficiencies in foreclosure documentation by, among others, several large mortgage servicers have raised various concerns relating to foreclosure practices, and a group consisting of state attorneys general and state bank and mortgage regulators in all 50 states and the District of Columbia has been reviewing foreclosure practices in their various jurisdictions. A number of mortgage servicers temporarily suspended foreclosure proceedings in some or all states in which they do business while they reviewed and made modifications to their foreclosure practices. Any extension of foreclosure timelines can increase the inventory backlog of distressed homes on the market and creates greater uncertainty about housing prices. Prior to making investments in RMBS, we expect our Manager to carefully consider many factors, including housing prices and foreclosure timelines, and estimate loss assumptions. The concerns about deficiencies in foreclosure practices of servicers and related delays in the foreclosure process may impact our loss assumptions and affect the values of, and our returns on, our investments in RMBS.

The commercial mortgage loans underlying the CMBS we may acquire will be subject to defaults, foreclosure timeline extension, fraud and commercial price depreciation and unfavorable modification of loan principal amount, interest rate and amortization of principal, which could result in losses to us.

        CMBS are secured by a single commercial mortgage loan or a pool of commercial mortgage loans. Commercial mortgage loans are secured by multifamily or commercial property and are subject to risks of delinquency and foreclosure, and risks of loss that may be greater than similar risks associated with loans made on the security of residential property. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower's ability or willingness to repay the loan may be impaired. Net operating income of an income-producing property can be affected by, among other things,

  •
  tenant mix;

  •
  success of tenant businesses;

  •
  property management decisions;

  •
  property location and condition;

  •
  competition from comparable types of properties;

  •
  changes in laws that increase operating expenses or limit rents that may be charged;

  •
  any need to address environmental contamination at the property or the occurrence of any uninsured casualty at the property;

  •
  changes in national, regional or local economic conditions and/or specific industry segments;

  •
  declines in regional or local real estate values;

  •
  declines in regional or local rental or occupancy rates;

  •
  increases in interest rates;

  •
  real estate tax rates and other operating expenses;

  •
  changes in governmental rules, regulations and fiscal policies, including environmental legislation; and

  •
  acts of God, terrorist attacks, social unrest and civil disturbances.

If our Manager overestimates the loss-adjusted yields of our CMBS investments, we may experience losses.

        Our Manager will value any CMBS investments we may acquire based on loss-adjusted yields, taking into account estimated future losses on the mortgage loans included in the securitization's pool of loans, and the estimated impact of these losses on expected future cash flows. Our Manager's loss estimates may not prove accurate, as actual results may vary from estimates. In the event that our Manager underestimates the pool level losses relative to the price we pay for a particular CMBS investment, we may experience losses with respect to such investment.

We do not control the special servicing of the mortgage loans included in the CMBS in which we invest and, in such cases, the special servicer may take actions that could adversely affect our interests.

        With respect to CMBS in which we invest, overall control over the special servicing of the related underlying mortgage loans will be held by a "directing certificateholder" or a "controlling class representative," which is appointed by the holders of the most subordinate class of CMBS in such series. We may not have the right to appoint the directing certificateholder. In connection with the servicing of the specially serviced mortgage loans, the related special servicer may, at the direction of the directing certificateholder, take actions with respect to the specially serviced mortgage loans that could adversely affect our interests.

The receivables underlying the ABS we may acquire are subject to credit exposure, which could result in losses to us.

        ABS are securities backed by various asset classes including auto loans, student loans, credit card loans, equipment loans, floor plan loans and small business loans fully guaranteed as to principal and interest by the U.S. Small Business Administration, or the SBA. ABS remain subject to the credit exposure of the underlying receivables. In the event of increased rates of delinquency with respect to any receivables underlying our ABS, we may not realize our anticipated return on these investments.

Most of our investments are recorded at fair value, and quoted prices or observable inputs may not be available to determine such value, resulting in the use of significant unobservable inputs to determine value.

        We expect that the values of some of our investments may not be readily determinable. We measure the fair value of these investments on at least a monthly basis. The fair value at which our assets are recorded may not be an indication of their realizable value. Ultimate realization of the value of an asset depends to a great extent on economic and other conditions that are beyond the control of our Manager, our Company or our board of directors. Further, fair value is only an estimate based on good faith judgment of the price at which an investment can be sold since market prices of investments can only be determined by negotiation between a willing buyer and seller. If we were to liquidate a particular asset, the realized value may be more than or less than the amount at which such asset is valued. Accordingly, the value of our common stock could be adversely affected by our determinations regarding the fair value of our investments, whether in the applicable period or in the future. Additionally, such valuations may fluctuate over short periods of time.

        Our determination of the fair value of our investments includes inputs provided by third-party dealers and pricing services. Valuations of certain investments in which we invest are often difficult to obtain. In general, dealers and pricing services heavily disclaim their valuations. Dealers may claim to furnish valuations only as an accommodation and without special compensation, and so they may disclaim any and all liability for any direct, incidental, or consequential damages arising out of any inaccuracy or incompleteness in valuations, including any act of negligence or breach of any warranty. Depending on the complexity and illiquidity of a security, valuations of the same security can vary substantially from one dealer or pricing service to another. Therefore, our results of operations for a given period could be adversely affected if our determinations regarding the fair market value of these investments are materially different than the values that we ultimately realize upon their disposal. The valuation process has been particularly challenging recently as market events have made valuations of certain assets more difficult, unpredictable and volatile.

Declines in value of the assets in which we invest will adversely affect our financial position and results of operations, and make it more costly to finance these assets.

        We use our investments as collateral for our financings. Any decline in their value, or perceived market uncertainty about their value, would likely make it difficult for us to obtain financing on favorable terms or at all, or maintain our compliance with terms of any financing arrangements already in place. Our investments in mortgage-backed securities are recorded at fair value under a fair value option election at the time of purchase with changes in fair value reported in earnings. As a result, a decline in fair values of our mortgage-backed securities could reduce both our earnings and stockholders' equity. If market conditions result in a decline in the fair value of our assets, our financial position and results of operations could be adversely affected.

An increase in interest rates may cause a decrease in the availability of certain of our Target Assets and Additional Target Assets, which could adversely affect our ability to acquire assets that satisfy our investment objectives and to generate income and make distributions.

        Rising interest rates generally reduce the demand for mortgage loans due to the higher cost of borrowing. A reduction in the volume of mortgage loans originated may affect the volume of our Target Assets, including Agency RMBS, and our Additional Target Assets available to us, which could adversely affect our ability to acquire assets that satisfy our investment objectives. Rising interest rates may also cause our assets that were issued prior to an interest rate increase to provide yields that are below prevailing market interest rates. If rising interest rates cause us to be unable to acquire a sufficient volume of our Target Assets, including Agency RMBS, and our Additional Target Assets with a yield that is above our borrowing cost, our ability to satisfy our investment objectives and to generate income and make distributions may be materially and adversely affected.

        The relationship between short-term and longer-term interest rates is often referred to as the "yield curve." Ordinarily, short-term interest rates are lower than longer-term interest rates. If short-term interest rates rise disproportionately relative to longer-term interest rates (a flattening of the yield curve), our borrowing costs may increase more rapidly than the interest income earned on our assets. Because our investments, on average, generally bear interest based on longer-term rates than our borrowings, a flattening of the yield curve would tend to decrease our net income and the market value of our net assets. Additionally, to the extent cash flows from investments that return scheduled and unscheduled principal are reinvested, the spread between the yields on the new investments and available borrowing rates may decline, which would likely decrease our net income. It is also possible that short-term interest rates may exceed longer-term interest rates (a yield curve inversion); in which event our borrowing costs may exceed our interest income and we could incur operating losses.

Increases in interest rates could adversely affect the value of our investments and cause our interest expense to increase, which could result in reduced earnings or losses and negatively affect our profitability as well as the cash available for distribution to our stockholders.

        We invest in Agency RMBS, and Non-Agency RMBS. We may also invest in CMBS and ABS. In a normal yield curve environment, an investment in such assets will generally decline in value if long-term interest rates increase. Declines in market value may ultimately reduce earnings or result in losses to us, which may negatively affect cash available for distribution to our stockholders.

        A significant risk associated with our Target Assets and our Additional Target Assets is the risk that both long-term and short-term interest rates will increase significantly. If long-term rates increased significantly, the market value of these investments would decline, and the duration and weighted average life of the investments would increase. We could realize a loss if the securities were sold. At the same time, an increase in short-term interest rates would increase the amount of interest owed on any repurchase agreements we may enter into, thereby potentially reducing the net interest margin we earn our investments and the income available for distribution to our shareholders.

        Market values of our investments may decline without any general increase in interest rates for a number of reasons, such as increases or expected increases in defaults, or increases or expected increases in voluntary prepayments for those investments that are subject to prepayment risk or widening of credit spreads.

        In addition, our operating results depend in large part on the difference between the income from our assets and our financing costs. We anticipate that, in most cases in a period of rising interest rates, the income from such assets will respond more slowly to interest rate fluctuations than the cost of our borrowings. Consequently, changes in interest rates, particularly short-term interest rates, may significantly influence our net income. Increases in these rates will tend to decrease our net income and market value of our assets.

Interest rate mismatches between our RMBS backed by ARMs or hybrid ARMs and our borrowings used to fund our purchases of these assets may cause us to suffer losses.

        We may fund our RMBS with borrowings that have interest rates that adjust more frequently than the interest rate indices and repricing terms of RMBS backed by adjustable-rate mortgages, or ARMs, or hybrid ARMs. Accordingly, if short-term interest rates increase, our borrowing costs may increase faster than the interest rates on RMBS backed by ARMs or hybrid ARMs adjust. As a result, in a period of rising interest rates, we could experience a decrease in net income or a net loss.

        In most cases, the interest rate indices and repricing terms of RMBS backed by ARMs or hybrid ARMs and our borrowings will not be identical, thereby potentially creating an interest rate mismatch between our investments and our borrowings. While the historical spread between relevant short-term interest rate indices has been relatively stable, there have been periods when the spread between these indices was volatile. During periods of changing interest rates, these interest rate index mismatches could reduce our net income or produce a net loss, and adversely affect the level of our dividends and the market price of our common stock.

        In addition, RMBS backed by ARMs or hybrid ARMs will typically be subject to lifetime interest rate caps that limit the amount an interest rate can increase through the maturity of the RMBS. However, our borrowings under repurchase agreements typically are not subject to similar restrictions. Accordingly, in a period of rapidly increasing interest rates, the interest rates paid on our borrowings could increase without limitation while caps could limit the interest rates on these types of RMBS. This problem is magnified for RMBS backed by ARMs or hybrid ARMs that are not fully indexed. Further, some RMBS backed by ARMs or hybrid ARMs may be subject to periodic payment caps that result in a portion of the interest being deferred and added to the principal outstanding. As a result, we may receive less cash income on these types of RMBS than we need to pay interest on our related borrowings. These factors could reduce our net interest income and cause us to suffer a loss during periods of rising interest rates.

        As of December 31, 2012, none of our Agency RMBS were secured by ARMs or hybrid ARMs. Our Non-Agency RMBS, however, were secured by ARMs and Hybrid ARMS. Further, there can be no assurance that this will not change in the future.

Interest rate fluctuations may adversely affect the level of our net income and the value of our assets and common stock.

        Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Interest rate fluctuations present a variety of risks, including the risk of a narrowing of the difference between asset yields and borrowing rates, flattening or inversion of the yield curve and fluctuating prepayment rates, and may adversely affect our income and the value of our assets and common stock.

        Increases in interest rates may negatively affect the market value of the fixed-rate mortgages in which we invest and hybrid ARMs in which we may invest. Our investments in these mortgage-backed securities are recorded at fair value under a fair value option election at the time of purchase with changes in fair value reported in earnings and any decrease in our earnings could cause the market value of our common stock to decline. In addition, rising interest rates generally reduce the demand for consumer credit, including mortgage loans, due to the higher cost of borrowing. A reduction in the volume of mortgage loans originated may affect the volume of RMBS available to us, which could affect our ability to acquire assets that satisfy our investment objectives.

Changes in prepayment rates may adversely affect our profitability.

        The RMBS assets we acquire are backed by pools of residential mortgage loans. We receive payments, generally, from the payments that are made on these underlying residential mortgage loans. When borrowers prepay their residential mortgage loans at rates that are faster than expected, this results in prepayments that are faster than expected on the related RMBS. These faster than expected payments may adversely affect our profitability.

        We may purchase RMBS assets that have a higher interest rate than the then prevailing market interest rate. In exchange for this higher interest rate, we may pay a premium to par value to acquire the asset. In accordance with accounting rules, we amortize this premium over the expected term of the asset based on our prepayment assumptions. If the asset is prepaid in whole or in part at a faster than expected rate, however, we must expense all or a part of the remaining unamortized portion of the premium that was paid at the time of the purchase, which will adversely affect our profitability.

        Prepayment rates generally increase when interest rates fall and decrease when interest rates rise, but changes in prepayment rates are difficult to predict. Prepayments can also occur when borrowers default on their residential mortgages and the mortgages are prepaid from the proceeds of a foreclosure sale of the property, or when borrowers sell the property and use the sale proceeds to prepay the mortgage as part of a physical relocation. Prepayment rates also may be affected by conditions in the housing and financial markets, increasing defaults on residential mortgage loans, which could lead to an acceleration of the payment of the related principal, general economic conditions and the relative interest rates on fixed rate mortgages and ARMs. While we seek to manage prepayment risk, in selecting RMBS investments we must balance prepayment risk against other risks, the potential returns of each investment and the cost of hedging our risks. No strategy can completely insulate us from prepayment or other such risks, and we may deliberately retain exposure to prepayment or other risks.

        In addition, a decrease in prepayment rates may adversely affect our profitability. When borrowers prepay their residential mortgage loans at slower than expected rates, prepayments on the RMBS may be slower than expected. These slower than expected payments may adversely affect our profitability. We may purchase RMBS assets that have a lower interest rate than the then prevailing market interest rate. In exchange for this lower interest rate, we may pay a discount to par value to acquire the asset. In accordance with accounting rules, we accrete this discount over the expected term of the asset based on our prepayment assumptions. If the asset is prepaid at a slower than expected rate, however, we must accrete the remaining portion of the discount at a slower than expected rate. This will extend the expected life of the asset and result in a lower than expected yield on assets purchased at a discount to par.

We are highly dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our common stock and our ability to make distributions to all stockholders.

        Our business is highly dependent on communications and information systems of our Manager. Any failure or interruption of our Manager's systems could cause delays or other problems in our securities trading activities, which could have a material adverse effect on our operating results and negatively affect the market price of our common stock and our ability to make distributions to our stockholders.

Loss of our exemption from regulation pursuant to the 1940 Act would adversely affect us.

        We conduct our business so as not to become regulated as an investment company under the 1940 Act in reliance on the exemption provided by Section 3(c)(5)(C) of the 1940 Act. Section 3(c)(5)(C), as interpreted by the staff of the SEC, requires that: (i) at least 55% of our investment portfolio consist of "mortgages and other liens on and interest in real estate," or "qualifying real estate interests," and (ii) at least 80% of our investment portfolio consist of qualifying real estate interests plus "real estate-related assets." In satisfying this 55% requirement, based on pronouncements of the SEC staff, we may treat whole pool Agency RMBS as qualifying real estate interests. The SEC staff has not issued guidance with respect to whole pool Non-Agency RMBS. Accordingly, based on our own judgment and analysis of the SEC's pronouncements with respect to whole pool Agency RMBS, we may also treat Non-Agency RMBS issued with respect to an underlying pool of mortgage loans in which we hold all of the certificates issued by the pool as qualifying real estate interests. We may also treat whole mortgage loans that we acquire directly as qualifying real estate interests provided that 100% of the loan is secured by real estate when we acquire it and we have the unilateral right to foreclose on the mortgage. We currently treat partial pool Agency, Non-Agency RMBS and, to the extent we acquire such assets, partial pool CMBS as real estate-related assets. We treat any interest rate swaps or other derivative hedging transactions we enter into as miscellaneous assets that will not exceed 20% of our total assets. We rely on guidance published by the SEC staff or on our analyses of guidance published with respect to other types of assets to determine which assets are qualifying real estate assets and real estate-related assets.

        The SEC in 2011 solicited public comment on a wide range of issues relating to Section 3(c)(5)(C), including the nature of the assets that qualify for purposes of the exemption and whether mortgage REITs should be regulated in a manner similar to investment companies. There can be no assurance that the laws and regulations governing the 1940 Act status of REITs, including the guidance of the Division of Investment Management of the SEC regarding this exemption, will not change in a manner that adversely affects our operations. To the extent that the SEC or its staff publishes new or different guidance with respect to these matters, we may be required to adjust our strategy accordingly. In addition, we may be limited in our ability to make certain investments and these limitations could require us to hold assets we might wish to sell or to sell assets we might wish to hold. To the extent that the SEC staff provides more specific guidance regarding any of the matters bearing upon the exemption we rely on from the 1940 Act, we may be required to adjust our strategy accordingly. Any additional guidance from the SEC staff could provide additional flexibility to us, or it could further inhibit our ability to pursue the strategies we have chosen.

        The mortgage related investments that we acquire are limited by the provisions of the 1940 Act and the rules and regulations promulgated thereunder. If the SEC determines that any of these securities are not qualifying interests in real estate or real estate-related assets, adopts a contrary interpretation with respect to these securities or otherwise believes we do not satisfy the above exceptions or changes its interpretation of the above exceptions, we could be required to restructure our activities or sell certain of our assets. We may be required at times to adopt less efficient methods of financing certain of our mortgage related investments and we may be precluded from acquiring certain types of higher yielding securities. The net effect of these factors would be to lower our net interest income. If we fail to qualify for an exemption from registration as an investment company or an exclusion from the definition of an investment company, our ability to use leverage would be substantially reduced. Our business will be materially and adversely affected if we fail to qualify for this exemption from regulation pursuant to the 1940 Act. In addition, the loss of our 1940 Act exemption would also permit our Manager to terminate the Management Agreement, which could result in material adverse effect on our business and results of operations.

The downgrade of the U.S. government's or certain European countries' credit ratings and any future downgrades of the U.S. government's or certain European countries' credit ratings may materially adversely affect our business, financial condition and results of operations.

        On August 5, 2011, Standard & Poor's downgraded the U.S. government's credit rating for the first time in history. More recently, concerns over economic recession, geopolitical issues, the ability of certain European sovereigns to honor their debt obligations and the exposure of certain European financial institutions to such debt, continuing high levels of unemployment, the availability and cost of financing, the mortgage market, uncertainty related to political events such as the "fiscal cliff" and debt ceiling debates and uncertain real estate market have contributed to volatility and relatively low expectations for the economy and markets. Because FNMA and FHLMC are in conservatorship of the U.S. government, downgrades to the U.S. government's credit rating could impact the credit risk associated with Agency RMBS and, therefore, decrease the value of the Agency RMBS in which we invest. In addition, the downgrade of the U.S. government's credit rating and the credit ratings of certain European countries has created broader financial turmoil and uncertainty, which has recently weighed heavily on the global banking system. Therefore, the downgrade of the U.S. government's credit rating and the credit ratings of certain European countries and any future downgrades of the U.S. government's credit rating or the credit ratings of certain European countries may materially adversely affect our business, financial condition and results of operations.

Risks related to financing and hedging

Our strategy involves significant leverage, which may amplify losses.

        Our current target leverage generally ranges between seven to eleven times the amount of our stockholders' equity (calculated in accordance with U.S. GAAP). We incur this leverage by borrowing against a substantial portion of the market value of our assets. By incurring this leverage, we could enhance our returns. Nevertheless, this leverage, which is fundamental to our investment strategy, also creates significant risks.

        As a result of our significant leverage, we may incur substantial losses if our borrowing costs increase. Our borrowing costs may increase for any of the following reasons:

  •
  short-term interest rates increase;

  •
  the market value of our securities decreases;

  •
  interest rate volatility increases; or

  •
  the availability of financing in the market decreases.

There can be no assurance that our Manager will be able to prevent mismatches in the maturities of our assets and liabilities.

        Because we employ financial leverage in funding our portfolio, mismatches in the maturities of our assets and liabilities can create risk in the need to continually renew or otherwise refinance our liabilities. Our net interest margins are dependent upon a positive spread between the returns on our asset portfolio and our overall cost of funding. Our Manager actively employs portfolio-wide and security-specific risk measurement and management processes in our daily operations. Our Manager's risk management tools include software and services licensed or purchased from third parties, in addition to proprietary systems and analytical methods developed internally. There can be no assurance that these tools and the other risk management techniques described above will protect us from asset/liability risks.

We may be subject to margin calls under our master repurchase agreements, which could result in defaults or force us to sell assets under adverse market conditions or through foreclosure.

        We have entered into master repurchase agreements with various financial institutions and borrow under these master repurchase agreements to finance the acquisition of assets for our investment portfolio. Pursuant to the terms of borrowings under our master repurchase agreements, a decline in the value of the subject assets may result in our lenders initiating margin calls. A margin call means that the lender requires us to pledge additional collateral to re-establish the ratio of the value of the collateral to the amount of the borrowing. The specific collateral value to borrowing ratio that would trigger a margin call is not set in the master repurchase agreements and will not be determined until we engage in a repurchase transaction under these agreements. Our fixed-rate securities generally are more susceptible to margin calls as increases in interest rates tend to more negatively affect the market value of fixed-rate securities. If we are unable to satisfy margin calls, our lenders may foreclose on our collateral. The threat of or occurrence of a margin call could force us to sell our assets, either directly or through a foreclosure, under adverse market conditions. Because of the significant leverage we have, we may incur substantial losses upon the threat or occurrence of a margin call.

If a counterparty to our repurchase transactions defaults on its obligation to resell the underlying security back to us at the end of the transaction term, or if the value of the underlying security has declined as of the end of that term, or if we default on our obligations under the repurchase agreement, we will lose money on our repurchase transactions.

        When we engage in repurchase transactions, we generally sell securities to lenders (repurchase agreement counterparties) and receive cash from these lenders. The lenders are obligated to resell the same securities back to us at the end of the term of the transaction. Because the cash we receive from the lender when we initially sell the securities to the lender will be less than the value of those securities (this difference is the haircut), if the lender defaults on its obligation to resell the same securities back to us we may incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities). We would also lose money on a repurchase transaction if the value of the underlying securities has declined as of the end of the transaction term, as we would have to repurchase the securities for their initial value but would receive securities worth less than that amount. Further, if we default on one of our obligations under a repurchase transaction, the lender can terminate the transaction and cease entering into any other repurchase transactions with us. Our repurchase agreements contain cross-default provisions, such that if a default occurs under an agreement with any specific lender, that lender could also declare a default under other repurchase agreements or other financing or derivative contracts, if any, with such lender. Any losses we incur on our repurchase transactions could adversely affect our earnings and thus our cash available for distribution to our stockholders.

If a counterparty to one of our swap agreements or TBAs defaults on its obligations, we may incur losses.

        If a counterparty to one of the swap agreements that we enter into or TBAs that we enter into defaults on its obligations under the agreement, we may not receive payments due under the agreement, and thus, we may lose any unrealized gain associated with the agreement. The fact that such swap agreement hedged a liability means that the liability could cease to be hedged upon the default of a counterparty. Additionally, we may also risk the loss of any collateral we have pledged to secure our obligations under a swap agreement if the counterparty becomes insolvent or files for bankruptcy.

Failure to procure adequate repurchase agreement financing, which generally have short terms, or to renew or replace repurchase agreement financing as it matures, would adversely affect our results of operations.

        We use repurchase agreement financing as a strategy to increase the return on our investment portfolio. However, we may not be able to achieve our desired leverage ratio for a number of reasons, including if the following events occur:

  •
  our lenders do not make repurchase agreement financing available to us at acceptable rates;

  •
  certain of our lenders exit the repurchase market;

  •
  our lenders require that we pledge additional collateral to cover our borrowings, which we may be unable to do; or

  •
  we determine that the leverage would expose us to excessive risk.

        We cannot assure you that any, or sufficient, repurchase agreement financing will be available to us on terms that are acceptable to us. In recent years, investors and financial institutions that lend in the securities repurchase market, have tightened lending standards in response to the difficulties and changed economic conditions that have materially adversely affected the RMBS market. These market disruptions have been most pronounced in the Non-Agency RMBS market, and the impact has also extended to Agency RMBS, which has made the value of these assets unstable and relatively illiquid compared to prior periods. Any decline in their value, or perceived market uncertainty about their value, would make it more difficult for us to obtain financing on favorable terms or at all, or maintain our compliance with terms of any financing arrangements then in place. Additionally, the lenders from which we seek to obtain repurchase agreement financing may have owned or financed RMBS that have declined in value and caused the lender to suffer losses as a result of the recent downturn in the residential mortgage market. If these conditions persist, these institutions may be forced to exit the repurchase market, become insolvent or further tighten lending standards or increase the amount of equity capital or haircut required to obtain financing, and in such event, could make it more difficult for us to obtain financing on favorable terms or at all. In the event that we cannot obtain sufficient funding on acceptable terms, there may be a negative impact on the value of our common stock and our ability to make distributions, and you may lose part or all of your investment.

        As of December 31, 2012, we had amounts outstanding under repurchase agreements with 14 separate lenders and our currently in discussions with several additional potential lenders. Prior to entering into a lending relationship with any financial institution, our Manager does a thorough credit review of such potential lender. Notwithstanding the foregoing, a material adverse development involving one or more major financial institutions or the financial markets in general could result in our lenders reducing our access to funds available under our repurchase agreements or terminating such agreements altogether. Dramatic declines in the housing market, with decreasing home prices and increasing foreclosures and unemployment, have resulted in significant asset write-downs by financial institutions, which have caused many financial institutions to seek additional capital, to merge with other institutions, and, in some cases, to fail. As all of our repurchase agreements are uncommitted and renewable at the discretion of our lenders, these conditions could cause our lenders to determine to reduce or terminate our access to future borrowings at virtually any time which could materially adversely affect our business and profitability. Furthermore, if a number of our lenders became unwilling or unable continue to provide us with financing; we could be forced to sell assets in order to maintain liquidity. Forced sales under adverse market conditions may result in lower sales prices than ordinary market sales made in the normal course of business.

        Furthermore, because we rely primarily on short-term borrowings, our ability to achieve our investment objective will depend not only on our ability to borrow money in sufficient amounts and on favorable terms, but also on our ability to renew or replace on a continuous basis our maturing short-term borrowings. If we are not able to renew or replace maturing borrowings, we will have to sell some or all of our assets, possibly under adverse market conditions. In addition, if the regulatory capital requirements imposed on our lenders change, they may be required to significantly increase the cost of the financing that they provide to us. Our lenders also may revise their eligibility requirements for the types of assets they are willing to finance or the terms of such financings, based on, among other factors, the regulatory environment and their management of perceived risk, particularly with respect to assignee liability.

Our repurchase agreement financing may require us to provide additional collateral and may restrict us from leveraging our assets as fully as desired.

        We use repurchase agreements to finance acquisitions of our Target Assets and may use repurchase agreements to finance our Additional Target Assets in the future. If the market value of the asset pledged or sold by us to a financing institution pursuant to a repurchase agreement declines, we may be required by the financing institution to provide additional collateral or pay down a portion of the funds advanced, but we may not have the funds available to do so, which could result in defaults. Posting additional collateral to support our credit will reduce our liquidity and limit our ability to leverage our assets, which could adversely affect our business. In the event we do not have sufficient liquidity to meet such requirements, financing institutions can accelerate repayment of our indebtedness, increase interest rates, liquidate our collateral or terminate our ability to borrow. Such a situation would likely result in a rapid deterioration of our financial condition and possibly necessitate a filing for bankruptcy protection.

        On the date each month that principal payments are announced (i.e., the factor day for our Agency RMBS), the value of our Agency RMBS pledged as collateral under our repurchase agreements is reduced by the amount of the prepaid principal and, as a result, our lenders will typically initiate a margin call requiring the pledge of additional collateral or cash, in an amount equal to such prepaid principal, in order to re-establish the required ratio of borrowing to collateral value under such repurchase agreements. Accordingly, with respect to our Agency RMBS the announcement of factor day of principal prepayments is in advance of our receipt of the related scheduled payment, thereby creating a short-term receivable for us in the amount of such principal prepayments; however, under our repurchase agreements, we may receive a margin call relating to the related reduction in value of our Agency RMBS and prior to receipt of this short-term receivable, be required to post additional collateral or cash in the amount of the principal prepayment on or about factor day, which would reduce our liquidity during the period in which the short term receivable is outstanding. As a result, in order to meet any such margin calls, we could be forced to sell assets in order to maintain liquidity. Forced sales under adverse market conditions may result in lower sales prices than ordinary market sales in the normal course of business.

        Further, financial institutions providing the repurchase facilities may require us to maintain a certain amount of cash uninvested or to set aside non-levered assets sufficient to maintain a specified liquidity position which would allow us to satisfy our collateral obligations. As a result, we may not be able to leverage our assets as fully as we would choose which could reduce our return on equity. If we are unable to meet these collateral obligations, our financial condition could deteriorate rapidly.

Lenders may require us to enter into restrictive covenants relating to our operations.

        When we obtain further financing, lenders could impose restrictions on us that would affect our ability to incur additional debt, our capability to make distributions to stockholders and our flexibility to determine our operating policies. Loan documents we execute may contain negative covenants that limit, among other things, our ability to repurchase stock, distribute more than a certain amount of our funds from operations, and employ leverage beyond certain amounts.

Our rights under repurchase agreements may be subject to the effects of the bankruptcy laws in the event of the bankruptcy or insolvency of us or our counterparties under the repurchase agreements.

        In the event of our insolvency or bankruptcy, certain repurchase agreements may qualify for special treatment under the U.S. Bankruptcy Code, the effect of which, among other things, would be to allow the lender under the applicable repurchase agreement to avoid the automatic stay provisions of the U.S. Bankruptcy Code and to take possession of and liquidate the assets that we have pledged under their repurchase agreements. In the event of the insolvency or bankruptcy of a lender during the term of a repurchase agreement, the lender may be permitted, under applicable insolvency laws, to repudiate the contract, and our claim against the lender for damages may be treated simply as an unsecured creditor. In addition, if the lender is a broker or dealer subject to the Securities Investor Protection Act of 1970, or an insured depository institution subject to the Federal Deposit Insurance Act, our ability to exercise our rights to recover our securities under a repurchase agreement or to be compensated for any damages resulting from the lender's insolvency may be further limited by those statutes. These claims would be subject to significant delay and, if and when received, may be substantially less than the damages we actually incur.

An increase in our borrowing costs relative to the interest that we receive on investments in Agency RMBS, our Target Assets and our Additional Target Assets may adversely affect our profitability and cash available for distribution to our stockholders.

        As long as we earn a positive spread between interest and other income we earn on our leveraged assets and our borrowing costs, we believe that we can generally increase our profitability by using greater amounts of leverage. We cannot, however, assure you that repurchase financing will remain an efficient source of long-term financing for our assets. The amount leverage that we use may be limited because our lenders might not make funding available to us or they may require that we provide additional collateral to secure our borrowings. If our financing strategy is not viable, we will have to find alternative forms of financing for our assets which may not be available to us on acceptable terms or at acceptable rates. In addition, in response to certain interest rate and investment environments or to changes in the market liquidity, we could adopt a strategy of reducing our leverage by selling assets or not reinvesting principal payments as RMBS amortize and/or prepay, thereby decreasing the outstanding amount of our related borrowings. Such an action could reduce interest income, interest expense and net income, the extent of which would be dependent on the level of reduction in assets and liabilities as well as the sale prices for which assets were sold.

        As our financings mature, we will be required either to enter into new borrowings or to sell certain of our investments. Since we rely primarily on borrowings under repurchase agreements to finance our Target Assets and our Additional Target Assets, our ability to achieve our investment objectives depends on our ability to borrow funds in sufficient amounts and on acceptable terms, and on our ability to renew or replace maturing borrowings on a continuous basis. Our repurchase agreement credit lines are renewable at the discretion of our lenders and, as such, do not contain guaranteed roll-over terms. Our ability to enter into repurchase transactions in the future will depend on the market value of our Target Assets and our Additional Target Assets pledged to secure the specific borrowings, the availability of acceptable financing and market liquidity and other conditions existing in the lending market at that time. If we are unable to renew or replace maturing borrowings, we could be forced to sell assets in order to maintain liquidity. Forced sales under adverse market conditions could result in lower sales prices than ordinary market sales in the normal course of business. Further, an increase in short-term interest rates at the time that we seek to enter into new borrowings would reduce the spread between our returns on our assets and the cost of our borrowings. This would adversely affect our returns on our assets, which might reduce earnings and, in turn, cash available for distribution to our stockholders.

We may enter into hedging transactions that could expose us to contingent liabilities in the future.

        Subject to maintaining our qualification as a REIT and exemption from registration under the 1940 Act, part of our investment strategy may involve entering into economic hedging transactions that could require us to fund cash payments in certain circumstances (such as the early termination of the hedging instrument caused by an event of default or other early termination event, or the decision by a counterparty to request margin securities it is contractually owed under the terms of the hedging instrument). The amount due would be equal to the unrealized loss of the open swap positions with the respective counterparty and could also include other fees and charges. These economic losses will be reflected in our results of operations, and our ability to fund these obligations will depend on the liquidity of our assets and access to capital at the time, and the need to fund these obligations could adversely impact our financial condition.

Hedging against interest rate exposure may adversely affect our earnings, which could reduce our cash available for distribution to our stockholders.

        Subject to maintaining our qualification as a REIT and exemption from registration under the 1940 Act, we pursue various economic hedging strategies to seek to reduce our exposure to adverse changes in interest rates. Our hedging activity varies in scope based on the level and volatility of interest rates, the type of assets held and other changing market conditions. Interest rate hedging may fail to protect or could adversely affect us because, among other things:

  •
  interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates;

  •
  available interest rate hedges may not correspond directly with the interest rate risk for which protection is sought;

  •
  due to a credit loss, the duration of the hedge may not match the duration of the related liability;

  •
  the amount of income that a REIT may earn from hedging transactions (other than hedging transactions that satisfy certain requirements of the Code or that are done through a TRS) to offset interest rate losses is limited by U.S. federal tax provisions governing REITs;

  •
  the value of derivatives used for hedging may be adjusted from time to time in accordance with accounting rules to reflect changes in fair value. Downward adjustments or "mark-to-market losses," would reduce our stockholders' equity;

  •
  the credit quality of the hedging counterparty owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction; and

  •
  the hedging counterparty owing money in the hedging transaction may default on its obligation to pay.

        Our hedging transactions, which are intended to limit losses, may actually adversely affect our earnings, which could reduce our cash available for distribution to our stockholders.

        In addition, hedging instruments involve risk since they often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities. Consequently, there are no requirements with respect to record keeping, financial responsibility or segregation of customer funds and positions. Furthermore, the enforceability of agreements underlying hedging transactions may depend on compliance with applicable statutory and commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. The business failure of a hedging counterparty with whom we enter into a hedging transaction would most likely result in its default. Default by a party with whom we enter into a hedging transaction may result in the loss of unrealized profits and force us to cover our commitments, if any, at the then current market price. Although generally we seek to reserve the right to terminate our hedging positions, it may not always be possible to dispose of or close out a hedging position without the consent of the hedging counterparty and we may not be able to enter into an offsetting contract in order to cover our risk. We cannot assure you that a liquid secondary market will exist for any hedging instruments purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in losses.

Risks associated with our relationship with our Manager

Our Manager has limited experience operating a REIT and we cannot assure you that our Manager's past experience will be sufficient to successfully manage our business as a REIT.

        Our Manager has limited experience operating a REIT. The REIT provisions of the Code are complex, and any failure to comply with those provisions in a timely manner could prevent us from qualifying as a REIT or force us to pay unexpected taxes and penalties. In such event, our net income would be reduced and we could incur a loss.

Our board of directors has approved very broad investment guidelines for our Manager and does not approve each investment and financing decision made by our Manager.

        Our Manager is authorized to follow very broad investment guidelines. Our board of directors periodically reviews our investment guidelines and our investment portfolio but does not, and is not be required to, review all of our proposed investments, except that an investment in a security structured or issued by another entity managed by our Manager must be approved by a majority of our independent directors prior to such investment. In addition, in conducting periodic reviews, our board of directors may rely primarily on information provided to them by our Manager. Furthermore, our Manager may use complex strategies, and transactions entered into by our Manager may be costly, difficult or impossible to unwind by the time they are reviewed by our board of directors. Our Manager has great latitude within the broad parameters of our investment guidelines in determining the types and amounts of Agency RMBS, Non-Agency RMBS, CMBS and ABS investments it may decide are attractive investments for us, which could result in investment returns that are substantially below expectations or that result in losses, which would materially and adversely affect our business operations and results. Further, decisions made and investments and financing arrangements entered into by our Manager may not fully reflect the best interests of our stockholders.

There are conflicts of interest in our relationship with our Manager that could result in decisions that are not in the best interests of our stockholders.

        We are subject to conflicts of interest arising out of our relationship with our Manager. All of our officers apart from our chief financial officer, Steven M. Sherwyn, are employees of our Manager. In addition, two of our directors, James W. Hirschmann III and Gavin L. James, are also employees of our Manager. We do not have any employees other than our chief financial officer. Our Management Agreement with our Manager was negotiated between related parties and its terms, including fees and other amounts payable, may not be as favorable to us as if it had been negotiated at arm's length with an unaffiliated third party. In addition, the obligations of our Manager and its officers and personnel to engage in other business activities may reduce the time our Manager and its officers and personnel spend managing us.

        We compete for investment opportunities directly with other client portfolios managed by our Manager. Clients of our Manager may have investment mandates and objectives that target the same assets as us. A substantial number of client accounts managed by our Manager have exposure to Agency RMBS, our Target Assets and our Additional Target Assets and may have similar investment mandates and objectives. In addition, our Manager may have additional clients that compete directly with us for investment opportunities in the future. Our Manager has an investment allocation policy in place that is intended to ensure that no single client is intentionally favored over another and that trades are allocated in a fair and equitable manner. We may compete with our Manager or its other clients for investment or financing opportunities sourced by our Manager; however, we may either not be presented with the opportunity or have to compete with our Manager to acquire these investments or have access to these sources of financing. Our Manager and our executive officers may choose to allocate favorable investments to itself or to its or other clients instead of to us. Further, at times when there are turbulent conditions in the mortgage markets or distress in the credit markets or other times when we will need focused support and assistance from our Manager, our Manager's other clients will likewise require greater focus and attention, placing our Manager's resources in high demand. In such situations, we may not receive the level of support and assistance that we may receive if we were internally managed or if our Manager did not act as a manager for other entities. There is no assurance that our Manager's allocation policies that address some of the conflicts relating to our access to investment and financing sources will be adequate to address all of the conflicts that may arise.

        We pay our Manager a management fee that is not tied to our performance. The management fee may not sufficiently incentivize our Manager to generate attractive risk-adjusted returns for us. This could hurt both our ability to make distributions to our stockholders and the market price of our common stock. Furthermore, the compensation payable to our Manager will increase as a result of future issuances of our equity securities, even if the issuances are dilutive to existing stockholders.

        Concurrently with our IPO, we sold 46,043 shares of our common stock to our Manager's deferred compensation plan, which made such investment on behalf of the beneficiaries of the plan, including certain executives and other employees of our Manager and its affiliates. These shares are subject to a two-year lock-up agreement from the date of our IPO with the underwriters from that offering. To the extent these shares are sold, our Manager's interests may be less aligned with our interests.

We are dependent on our Manager and its key personnel for our success.

        We have no separate facilities and are completely reliant on our Manager. In addition, two of our directors are also employees of our Manager. All of our executive officers apart from our chief financial officer and two of our directors are employees of our Manager. We do not have any employees other than our chief financial officer. Our Manager has significant discretion as to the implementation of our investment and operating policies and strategies. Accordingly, we believe that our success will depend to a significant extent upon the efforts, experience, diligence, skill and network of business contacts of the executive officers and key personnel of our Manager. The executive officers and key personnel of our Manager evaluate, negotiate, close and monitor our investments; therefore, our success depends on their continued service. The departure of any of the executive officers or key personnel of our Manager could have a material adverse effect on our performance. In addition, we offer no assurance that our Manager will remain our investment manager or that we will continue to have access to our Manager's principals and professionals. The initial term of our Management Agreement with our Manager only extends until the third anniversary of the closing of our IPO, May 15, 2015, with automatic one-year renewals thereafter. If the Management Agreement is terminated and no suitable replacement is found to manage us, we may not be able to execute our business plan. Moreover, our Manager is not obligated to dedicate any of its personnel exclusively to us nor is it obligated to dedicate any specific portion of its time to our business, and none of our Manager's personnel are contractually dedicated to us under our Management Agreement with our Manager.

The Management Agreement with our Manager was not negotiated on an arm's-length basis, may not be as favorable to us as if it had been negotiated with an unaffiliated third party and may be costly and difficult to terminate.

        Our executive officers, apart from our chief financial officer, and two of our directors are employees of our Manager. Our Management Agreement with our Manager was negotiated between related parties and its terms, including fees payable, may not be as favorable to us as if it had been negotiated with an unaffiliated third party.

        Termination of the Management Agreement with our Manager without cause is difficult and costly. Our independent directors review our Manager's performance and any fees payable to our Manager annually and, following the initial three-year term, the Management Agreement may be terminated annually upon the affirmative vote of at least two-thirds of our independent directors based upon: (i) our Manager's unsatisfactory performance that is materially detrimental to us; or (ii) our determination that any fees payable to our Manager are not fair, subject to our Manager's right to prevent termination based on unfair fees by accepting a reduction of management fees agreed to by at least two-thirds of our independent directors. We are required to provide our Manager 180 days prior notice of any such termination. Unless terminated for cause, we are required to pay our Manager a termination fee equal to three times the average annual management fee earned by our Manager during the prior 24-month period immediately preceding such termination, calculated as of the end of the most recently completed fiscal quarter before the date of termination. This provision increases the effective cost to us of electing not to renew, or defaulting in our obligations under, the Management Agreement, thereby adversely affecting our inclination to end our relationship with our Manager, even if we believe our Manager's performance is not satisfactory.

        Our Manager is only contractually committed to serve us until the third anniversary of the closing of our IPO, May 15, 2015. Thereafter, the Management Agreement is automatically renewable for one-year terms; provided, however, that our Manager may terminate the Management Agreement annually upon 180 days prior notice. If the Management Agreement is terminated and no suitable replacement is found to manage us, we may not be able to execute our business plan.

        Pursuant to the Management Agreement, our Manager does not assume any responsibility other than to render the services called for thereunder and is not responsible for any action of our board of directors in following or declining to follow its advice or recommendations. Our Manager maintains a contractual as opposed to a fiduciary relationship with us. Under the terms of the Management Agreement, our Manager, its officers, stockholders, members, managers, directors, personnel, any person controlling or controlled by our Manager and any person providing sub-advisory services to our Manager are not liable to us, our directors, our stockholders or any partners for acts or omissions performed in accordance with and pursuant to the Management Agreement, except because of acts constituting bad faith, willful misconduct, gross negligence, or reckless disregard of their duties under the Management Agreement. In addition, we indemnify our Manager, its officers, stockholders, members, managers, directors, personnel, any person controlling or controlled by our Manager and any person providing sub-advisory services to our Manager with respect to all expenses, losses, damages, liabilities, demands, charges and claims arising from acts of our Manager not constituting bad faith, willful misconduct, gross negligence, or reckless disregard of duties, performed in good faith in accordance with and pursuant to the Management Agreement.

Our Manager's management fee is payable regardless of our performance.

        We pay our Manager a management fee regardless of the performance of our portfolio. Our Manager's entitlement to non-performance-based compensation might reduce its incentive to devote its time and effort to seeking assets that provide attractive risk-adjusted returns for our portfolio. This in turn could hurt both our ability to make distributions to our stockholders and the market price of our common stock.

Our Manager is subject to extensive regulation as an investment advisor, which could adversely affect its ability to manage our business.

        Our Manager is subject to regulation as an investment advisor by various regulatory authorities that are charged with protecting the interests of its clients, including us. Instances of criminal activity and fraud by participants in the investment management industry and disclosures of trading and other abuses by participants in the financial services industry have led the U.S. government and regulators to consider increasing the rules and regulations governing, and oversight of, the U.S. financial system. This activity is expected to result in changes to the laws and regulations governing the investment management industry and more aggressive enforcement of the existing laws and regulations. Our Manager could be subject to civil liability, criminal liability, or sanction, including revocation of its registration as an investment adviser, revocation of the licenses of its employees, censures, fines, or temporary suspension or permanent bar from conducting business, if it is found to have violated any of these laws or regulations. Any such liability or sanction could adversely affect its ability to manage our business.

        Our Manager must continually address conflicts between its interests and those of its clients, including us. In addition, the SEC and other regulators have increased their scrutiny of potential conflicts of interest. We believe our Manager has procedures and controls that are reasonably designed to address these issues. However, appropriately dealing with conflicts of interest is complex and difficult and if our Manager fails, or appears to fail, to deal appropriately with conflicts of interest, it could face litigation or regulatory proceedings or penalties, any of which could adversely affect its ability to manage our business.

Risks related to our common stock

The market price and trading volume of our common stock may vary substantially.

        Our common stock is listed on the NYSE under the symbol "WMC". The stock markets, including the NYSE, have experienced significant price and volume fluctuations over the past several years. As a result, the market price of our common stock is likely to be similarly volatile, and investors in our common stock may experience a decrease in the value of their shares. Accordingly, no assurance can be given as to the ability of our stockholders to sell their common stock or the price that our stockholders may obtain for their common stock.

        Some of the factors that could negatively affect the market price of our common stock include:

  •
  actual or anticipated variations in our quarterly operating results;

  •
  changes in our earnings estimates or publication of research reports about us or the real estate industry;

  •
  changes in market valuations of similar companies;

  •
  adverse market reaction to any increased indebtedness we incur in the future;

  •
  additions to or departures of our Manager's key personnel;

  •
  actions by our stockholders; and

  •
  speculation in the press or investment community.

        Market factors unrelated to our performance could also negatively impact the market price of our common stock. One of the factors that investors may consider in deciding whether to buy or sell our common stock is our distribution rate as a percentage of our stock price relative to market interest rates. If market interest rates increase, prospective investors may seek alternative investments paying higher dividends or interest. As a result, interest rate fluctuations and conditions in the capital markets can affect the market value of our common stock. For instance, if interest rates rise, it is likely that the market price of our common stock will decrease as market rates on interest-bearing securities increase.

For as long as we are an emerging growth company, we will not be required to comply with certain reporting requirements, including those relating to accounting standards and disclosure about our executive compensation, that apply to other public companies.

        In April 2012, President Obama signed into law the Jumpstart Our Business Startups Act, or the JOBS Act. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for "emerging growth companies," including certain requirements relating to accounting standards and compensation disclosure. We are classified as an emerging growth company. For as long as we are an emerging growth company, which may be up to five full fiscal years from the date of our IPO, unlike other public companies, we will not be required to: (i) provide an auditor's attestation report on management's assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act; (ii) comply with any new or revised financial accounting standards applicable to public companies until such standards are also applicable to private companies under Section 102(b)(1) of the JOBS Act; (iii) comply with any new requirements adopted by the Public Company Accounting Oversight Board, or the PCAOB, requiring mandatory audit firm rotation or a supplement to the auditor's report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer; (iv) comply with any new audit rules adopted by the PCAOB after April 5, 2012 unless the SEC determines otherwise; (v) provide certain disclosure regarding executive compensation required of larger public companies; or (vi) hold shareholder advisory votes on executive compensation. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may be more volatile.

        As noted above, under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards that have different effective dates for public and private companies until such time as those standards apply to private companies. We currently take advantage of such extended transition period. Since we are not required to comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies, our financial statements may not be comparable to the financial statements of companies that comply with public company effective dates. If we were to elect to comply with these public company effective dates, such election would be irrevocable pursuant to Section 107 of the JOBS Act.

Investing in our common stock may involve a high degree of risk.

        The investments that we make in accordance with our investment objectives may result in a high amount of risk when compared to alternative investment options and volatility or loss of principal. Our investments may be highly speculative and aggressive, and therefore an investment in our common stock may not be suitable for someone with lower risk tolerance.

Common stock eligible for future sale may have adverse effects on our share price.

        We cannot predict the effect, if any, of future sales of our common stock, or the availability of shares for future sales, on the market price of our common stock. The market price of our common stock may decline significantly when the restrictions on resale (or lock up agreements) by certain of our stockholders lapse. Sales of substantial amounts of common stock or the perception that such sales could occur may adversely affect the prevailing market price for our common stock.

        Also, we may issue additional shares in follow-on public offerings or private placements to make new investments or for other purposes. We are not required to offer any such shares to existing stockholders on a preemptive basis. Therefore, it may not be possible for existing stockholders to participate in such future share issuances, which may dilute the existing stockholders' interests in us.

We have not established a minimum distribution payment level and we cannot assure you of our ability to pay distributions in the future.

        We intend to pay quarterly distributions and to make distributions to our stockholders in an amount such that we distribute all or substantially all of our net taxable income in each year. We have not established a minimum distribution payment level and our ability to pay distributions may be adversely affected by a number of factors, including the risk factors described herein. All distributions will be made at the discretion of our board of directors and will depend on our earnings, our financial condition, debt covenants, maintenance of our REIT qualification and other factors as our board of directors may deem relevant from time to time. We believe that a change in any one of the following factors could adversely affect our results of operations and impair our ability to pay distributions to our stockholders:

  •
  the profitability of our existing investments and the investment of net proceeds of any subsequent offering;

  •
  our ability to make profitable investments;

  •
  margin calls or other expenses that reduce our cash flow;

  •
  decreases in the value of our portfolio or defaults in our asset portfolio; and

  •
  the fact that anticipated operating expense levels may not prove accurate, as actual results may vary from estimates.

        We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions in the future. In addition, some of our distributions may include a return in capital.

Future offerings of debt or equity securities, which would rank senior to our common stock, may adversely affect the market price of our common stock.

        If we decide to issue debt or equity securities in the future, which would rank senior to our common stock, it is likely that they will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock and may result in dilution to owners of our common stock. We and, indirectly, our stockholders, will bear the cost of issuing and servicing such securities. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus holders of our common stock will bear the risk of our future offerings reducing the market price of our common stock and diluting the value of their stock holdings in us. Furthermore, the compensation payable to our Manager will increase as a result of future issuances of our equity securities, including issuances upon exercise of the warrants, even if the issuances are dilutive to existing stockholders.

The dilutive effect of our outstanding warrants, including in certain circumstances, upon the future issuance of common stock, could have an adverse effect on the future market price of our common stock or otherwise adversely affect the interests of our common stockholders.

        On May 15, 2012, we issued and sold to certain institutional investors a number of warrants entitling them to purchase up to an aggregate of 1,115,893 shares of our common stock. These warrants have an initial exercise price of $20.50 per share (subject to adjustment and limitation on exercise in certain circumstances) and are exercisable for seven years after the date of the warrants' issuance, or earlier upon notice of redemption by us. On October 3, 2012, the exercise price was adjusted to 19.44, as a result of the follow-on public offering. The exercise of the warrants in the future would be dilutive to holders of our common stock if our book value per share or the market price of our common stock is higher than the exercise price at the time of exercise. The potential for dilution from the warrants could have an adverse effect on the future market price of our common stock.

        Further, the exercise price of the warrants will be adjusted under certain circumstances, including, subject to certain exceptions, if we sell common stock (or other securities convertible into or exchangeable for our common stock) in a public offering or private placement, for cash at a price per share (after deduction of underwriting discounts or placement fees and other expenses incurred by us that are attributable to the offering) that is less than the closing price of our common stock immediately prior to: (i) the announcement of the proposed sale in the case of public offerings; or (ii) the execution of the purchase agreement in the case of private placements. Accordingly, the exercise price will be adjusted downward in connection with any future offering and increase the dilutive effect of the warrants. Furthermore, any similar public offerings or private placements of our common stock we conduct in the future will likely increase the dilutive effect of the warrants.

Risks related to our organization and structure

Our authorized but unissued shares of common and preferred stock may prevent a change in our control.

        Our amended and restated certificate of incorporation authorizes us to issue additional authorized but unissued shares of common or preferred stock. In addition, our board of directors may, without stockholder approval, amend our amended and restated certificate of incorporation to increase the aggregate number of our shares of stock or the number of shares of stock of any class or series that we have authority to issue and classify or reclassify any unissued shares of common or preferred stock and set the preferences, rights and other terms of the classified or reclassified shares. As a result, our board of directors may establish a series of shares of common or preferred stock that could delay or prevent a transaction or a change in control that might involve a premium price for our shares of common stock or otherwise be in the best interest of our stockholders.

Ownership limitations may restrict change of control or business combination opportunities in which our stockholders might receive a premium for their shares.

        In order for us to qualify as a REIT for each taxable year after 2012, no more than 50% in value of our outstanding capital stock may be owned, directly or indirectly, by five or fewer individuals during the last half of any calendar year. "Individuals" for this purpose include natural persons, private foundations, some employee benefit plans and trusts, and some charitable trusts. To assist us in maintaining our qualification as a REIT, our amended and restated certificate of incorporation generally prohibits any person from directly or indirectly owning more than 9.8% in value or in number of shares, whichever is more restrictive, of the outstanding shares of our capital stock or more than 9.8% in value or in number of shares, whichever is more restrictive, of the outstanding shares of our common stock. This ownership limitation could have the effect of discouraging a takeover or other transaction in which holders of our common stock might receive a premium for their shares over the then prevailing market price or which holders might believe to be otherwise in their best interests.

Provisions in our amended and restated certificate of incorporation, our amended and restated bylaws and Delaware law may have the effect of preventing or hindering a change in control and adversely affecting the market price of our common stock.

        Provisions in our amended and restated certificate of incorporation and our amended and restated bylaws and applicable provisions of the Delaware General Corporation Law may make it more difficult and expensive for a third party to acquire control of us even if a change of control would be beneficial to the interests of our stockholders. These provisions could discourage potential takeover attempts and could adversely affect the market price our common stock.

We may pay distributions from offering proceeds, borrowings or the sale of assets to the extent that distributions exceed earnings or cash flow from our operations.

        We may pay distributions from offering proceeds, borrowings or the sale of assets to the extent that distributions exceed earnings or cash flow from our operations. Such distributions would reduce the amount of cash we have available for investing and other purposes and could be dilutive to our financial results. In addition, funding our distributions from our net proceeds may constitute a return of capital to our investors, which would have the effect of reducing each stockholder's basis in its shares of common stock.

Tax risks

If we do not qualify as a REIT or fail to remain qualified as a REIT, we will be subject to U.S. federal income tax as a regular corporation and could face a substantial tax liability, which would reduce the amount of cash available for distribution to our stockholders.

        We believe we have operated and intend to continue to operate in a manner that will allow us to qualify as a REIT commencing with our taxable year ended December 31, 2012. Our ability to satisfy the asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income and quarterly asset requirements also depends upon our ability to successfully manage the composition of our income and assets on an ongoing basis. Accordingly, there can be no assurance that the IRS will not contend that our interests in subsidiaries, if any, or in securities of other issuers will not cause a violation of the REIT requirements.

        If we were to fail to qualify as a REIT in any taxable year, we would be subject to U.S. federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates, and dividends paid to our stockholders would not be deductible by us in computing our taxable income. Any resulting corporate tax liability could be substantial and would reduce the amount of cash available for distribution to our stockholders, which in turn could have an adverse impact on the value of our common stock. Unless we were entitled to relief under certain Internal Revenue Code provisions, we also would be disqualified from taxation as a REIT for the four taxable years following the year in which we failed to qualify as a REIT.

Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.

        The maximum tax rate applicable to income from "qualified dividends" payable to U.S. stockholders that are individuals, trusts and estates is currently 20% (commencing in 2013), exclusive of the 3.8% investment tax surcharge. Dividends payable by REITs, however, generally are not eligible for the reduced rates. Although the rules do not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.

REIT distribution requirements could adversely affect our ability to execute our business plan.

        We generally must distribute annually at least 90% of our net taxable income, determined without regard to the dividends paid deduction and excluding net capital gains, in order for U.S. federal corporate income tax not to apply to earnings that we distribute. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our REIT taxable income, we will be subject to U.S. federal corporate income tax on our undistributed REIT taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws. We intend to make distributions to our stockholders to comply with the REIT requirements of the Internal Revenue Code.

        From time to time, we may generate taxable income greater than our income for financial reporting purposes prepared in accordance with U.S. GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. If we do not have other funds available in these situations we could be required to borrow funds on unfavorable terms, sell investments at disadvantageous prices or distribute amounts that would otherwise be invested in future acquisitions to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our equity. Thus, compliance with the REIT requirements may hinder our ability to grow, which could adversely affect the value of our common stock.

Even if we remain qualified as a REIT, we may face other tax liabilities that reduce our cash flow.

        Even if we remain qualified for taxation as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes, such as mortgage recording taxes. Any of these taxes would decrease cash available for distribution to our stockholders. In addition, in order to meet the REIT qualification requirements, or to avert the imposition of a 100% tax that applies to certain gains derived by a REIT from dealer property or inventory, we may hold some of our assets through a TRS or other subsidiary corporation that will be subject to corporate-level income tax at regular rates. Any of these taxes would decrease cash available for distribution to our stockholders.

Complying with REIT requirements may cause us to liquidate or forgo otherwise attractive opportunities.

        To qualify as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and securities. The remainder of our investments (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our total assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% of the value of our total assets can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our investment portfolio otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

        In addition to the asset tests set forth above, to qualify as a REIT we must continually satisfy tests concerning, among other things, the sources of our income, the amounts we distribute to our stockholders and the ownership of our stock. We may be unable to pursue investments that would be otherwise advantageous to us in order to satisfy the source-of-income or asset- diversification requirements for qualifying as a REIT. Thus, compliance with the REIT requirements may hinder our ability to make certain attractive investments.

We may be required to report taxable income for certain investments in excess of the economic income we ultimately realize from them.

        We acquired and may acquire in the future mortgage-backed securities in the secondary market for less than their face amount. In addition, pursuant to our ownership of certain mortgage-backed securities, we may be treated as holding certain debt instruments acquired in the secondary market for less than their face amount. The discount at which such securities or debt instruments are acquired may reflect doubts about their ultimate collectability rather than current market interest rates. The amount of such discount will nevertheless generally be treated as "market discount" for U.S. federal income tax purposes. Accrued market discount is reported as income when, and to the extent that, any payment of principal of the mortgage-backed security or debt instrument is made. If we collect less on the mortgage-backed security or debt instrument than our purchase price plus the market discount we had previously reported as income, we may not be able to benefit from any offsetting loss deductions.

        In addition, pursuant to our ownership of certain mortgage-backed securities, we may be treated as holding distressed debt investments that are subsequently modified by agreement with the borrower. If the amendments to the outstanding debt are "significant modifications" under applicable Treasury regulations, the modified debt may be considered to have been reissued to us at a gain in a debt-for-debt exchange with the borrower. In that event, we may be required to recognize taxable gain to the extent the principal amount of the modified debt exceeds our adjusted tax basis in the unmodified debt, even if the value of the debt or the payment expectations have not changed.

        Moreover, some of the mortgage-backed securities that we acquire may have been issued with original issue discount. We are required to report such original issue discount based on a constant yield method and will be taxed based on the assumption that all future projected payments due on such mortgage-backed securities will be made. If such mortgage-backed securities turn out not to be fully collectable, an offsetting loss deduction will become available only in the later year that uncollectability is provable.

        Finally, in the event that mortgage-backed securities or any debt instruments we are treated as holding pursuant to our investments in mortgage-backed securities are delinquent as to mandatory principal and interest payments, we may nonetheless be required to continue to recognize the unpaid interest as taxable income as it accrues, despite doubt as to its ultimate collectability. Similarly, we may be required to accrue interest income with respect to subordinate mortgage-backed securities at the stated rate regardless of whether corresponding cash payments are received or are ultimately collectable. In each case, while we would in general ultimately have an offsetting loss deduction available to us when such interest was determined to be uncollectable, the utility of that deduction could depend on our having taxable income in that later year or thereafter.

Certain apportionment rules may affect our ability to comply with the REIT asset and gross income tests.

        The Code provides that a regular or a residual interest in a real estate mortgage investment conduit, or REMIC, is generally treated as a real estate asset for the purpose of the REIT asset tests, and any amount includible in our gross income with respect to such an interest is generally treated as interest on an obligation secured by a mortgage on real property for the purpose of the REIT gross income tests. If, however, less than 95% of the assets of a REMIC in which we hold an interest consist of real estate assets (determined as if we held such assets), we will be treated as holding our proportionate share of the assets of the REMIC for the purpose of the REIT asset tests and receiving directly our proportionate share of the income of the REMIC for the purpose of determining the amount of income from the REMIC that is treated as interest on an obligation secured by a mortgage on real property. In connection with the recently expanded Agency RMBS-backed HARP loan program in which we may invest, the IRS recently issued guidance providing that, among other things, if a REIT holds a regular interest in an "eligible REMIC," or a residual interest in an "eligible REMIC" that informs the REIT that at least 80% of the REMIC's assets constitute real estate assets, then the REIT may treat 80% of the interest in the REMIC as a real estate asset for the purpose of the REIT income and asset tests. Although the portion of the income from such a REMIC interest that does not qualify for purposes of the REIT 75% gross income test would likely be qualifying income for the purpose of the 95% REIT gross income test, the remaining 20% of the REMIC interest generally would not qualify as a real estate asset, which could adversely affect our ability to satisfy the REIT asset tests. Accordingly, owning such a REMIC interest could adversely affect our ability to qualify as a REIT.

The "taxable mortgage pool" rules may increase the taxes that we or our stockholders may incur, and may limit the manner in which we effect future securitizations.

        Securitizations could result in the creation of taxable mortgage pools for U.S. federal income tax purposes. As a REIT, so long as we own 100% of the equity interests in a taxable mortgage pool, we generally would not be adversely affected by the characterization of the securitization as a taxable mortgage pool. Certain categories of stockholders, however, such as foreign stockholders eligible for treaty or other benefits, stockholders with net operating losses, and certain tax-exempt stockholders that are subject to unrelated business income tax, could be subject to increased taxes on a portion of their dividend income from us that is attributable to the taxable mortgage pool. In addition, to the extent that our stock is owned by tax-exempt "disqualified organizations," such as certain government-related entities and charitable remainder trusts that are not subject to tax on unrelated business income, we may incur a corporate level tax on a portion of our income from the taxable mortgage pool. In that case, we may reduce the amount of our distributions to any disqualified organization whose stock ownership gave rise to the tax. Moreover, we would be precluded from selling equity interests in these securitizations to outside investors, or selling any debt securities issued in connection with these securitizations that might be considered to be equity interests for tax purposes. These limitations may prevent us from using certain techniques to maximize our returns from securitization transactions.

Our ability to invest in and dispose of "to be announced" securities could be limited by our election to be subject to tax as a REIT.

        We may purchase Agency RMBS through "to-be-announced" forward contracts, or TBAs. In certain instances, rather than take delivery of the Agency RMBS subject to a TBA, we may dispose of the TBA through a dollar roll transaction in which we agree to purchase similar securities in the future at a predetermined price or otherwise, which may result in the recognition of income or gains. We account for dollar roll transactions as purchases and sales of securities. The law is unclear regarding whether TBAs will be qualifying assets for the 75% asset test and whether income and gains from dispositions of TBAs will be qualifying income for the 75% gross income test. Accordingly, our ability to purchase Agency RMBS through TBAs and to dispose of TBAs, through dollar roll transactions or otherwise, could be limited.

The failure of securities subject to repurchase agreements to qualify as real estate assets could adversely affect our ability to qualify as a REIT.

        We enter into financing arrangements that are structured as sale and repurchase agreements pursuant to which we nominally sell certain of our securities to a counterparty and simultaneously enter into an agreement to repurchase these securities at a later date in exchange for a purchase price. Economically, these agreements are financings which are secured by the securities sold pursuant thereto. We believe that we will be treated for REIT asset and income test purposes as the owner of the securities that are the subject of any such sale and repurchase agreement notwithstanding that such agreements may transfer record ownership of the securities to the counterparty during the term of the agreement. It is possible, however, that the IRS could assert that we did not own the securities during the term of the sale and repurchase agreement, in which case we could fail to qualify as a REIT.

Liquidation of assets may jeopardize our REIT qualification.

        To qualify as a REIT, we must comply with requirements regarding our assets and our sources of income. If we are compelled to liquidate our investments to repay obligations to our lenders, we may be unable to comply with these requirements, ultimately jeopardizing our qualification as a REIT, or we may be subject to a 100% tax on any resultant gain if we sell assets that are treated as dealer property or inventory.

Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.

        The REIT provisions of the Code substantially limit our ability to hedge our assets and liabilities. Any income from a hedging transaction we enter into to manage risk of interest rate changes with respect to borrowings made or to be made to acquire or carry real estate assets does not constitute "gross income" for purposes of the 75% or 95% gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we limit our use of advantageous hedging techniques or will implement those hedges through a domestic TRS. This could increase the cost of our hedging activities because our TRS would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in our TRS will generally not provide any tax benefit, except for being carried forward against future taxable income in the TRS.

Qualifying as a REIT involves highly technical and complex provisions of the Code.

        Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which only limited judicial and administrative authorities exist. Even a technical or inadvertent violation could jeopardize our REIT qualification. Our qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. In addition, our ability to satisfy the requirements to qualify as a REIT depends in part on the actions of third parties over which we have no control or only limited influence, including in cases where we own an equity interest in an entity that is classified as a partnership for U.S. federal income tax purposes.

Item 1B.    Unresolved Staff Comment

        None

Item 2.    Properties

        We do not own any property. Our executive and administrative offices are located in New York, New York and Pasadena, California in office space shared with our Manager.

Item 3.    Legal Proceedings

        None.

Item 4.    Mine Safety Disclosures.

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock is listed on the NYSE under the symbol "WMC". The following table sets forth the high, low and last sales prices for our common stock, as reported on the NYSE, and dividends per share paid in the periods indicated:

Period	High	Low	Close	Dividends
2012
Second Quarter	$19.89	$17.57	$19.49	$0.00
Third Quarter	$24.72	$19.25	$22.20	$0.38
Fourth Quarter	$22.84	$17.36	$19.77	$0.85

        The following table summarizes our dividends declared on common stock, on a per share basis, for the year ended 2012:

Declaration Date	Record Date	Payment Date	Common Stock Dividend
2012
July 26, 2012	August 6, 2012	August 14, 2012	$0.38
September 20, 2012	October 1, 2012	October 25, 2012	$0.85
December 19, 2012	December 31, 2012	January 29, 2013	$1.12

        As of March 28, 2013, we had 8 registered holders of our common stock and 24,304,503 shares outstanding.

Stockholder Return Performance

        The following graph is a comparison of the cumulative total stockholder return on the Company's common stock, the Standard & Poor's 500 Index (the "S&P 500 Index"), the Russell 2000 Index (the "Russell 2000") and the SNL Finance REIT Index (the "SNL Finance REIT"), a peer group index from May 9, 2012 (commencement of trading on the New York Stock Exchange) to December 31, 2012. The graph assumes that $100 was invested on May 15, 2012 in the Company's common stock, the S&P 500 Index, the Russell 2000 and the SNL Finance REIT and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of the Company's shares will continue in line with the same or similar trends depicted in the graph below.

	Period Ending
Index	05/09/12	05/31/12	06/30/12	07/31/12	08/31/12	09/30/12	10/31/12	11/30/12	12/31/12
Western Asset Mortgage Capital Corp.	100.00	94.00	97.45	102.10	109.23	117.28	113.32	108.99	110.31
S&P 500	100.00	96.92	100.92	102.32	104.62	107.33	105.35	105.96	106.92
Russell 2000	100.00	96.66	101.49	100.08	103.42	106.82	104.50	105.05	108.80
SNL Finance REIT	100.00	100.15	104.28	108.48	110.09	113.02	110.90	107.34	106.04

Recent Sales of Unregistered Securities: Use of Proceeds from Registered Securities

        On November 19, 2012, the Board of Directors of the Company approved the repurchase of up to 2.4 million shares of its common stock through December 31, 2013, either in the open market or through privately-negotiated transactions. The repurchase program is expected to be completed during 2013, and does not obligate the Company to acquire any particular amount of common stock. The Company made no share repurchases in 2012.

Item 6.    Selected Financial Data

        The information below should be read in conjunction with "Forward Looking Statements", Item 1A. "Risk Factors," Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and notes thereto included in Item 8. "Financial Statements and Supplementary Data," included in this Form 10-K.

        The selected historical information presented for the period from May 15, 2012 (commencement of operations) through December 31, 2012, relates to our operations and has been derived from our audited statement of operations included in this Annual Report on Form 10-K.

in thousands—except share and per share data	For the period from May 15, 2012 (commencement of operations) through December 31, 2012
Operating Data:
Interest income	$53,318
Interest expense	8,094

Net Interest Income	45,224

Other Income (Loss):
Interest income on cash balances	11
Realized gain on sale of Residential mortgage-backed securities and other securities, net	20,754
Other loss on Residential mortgage-backed securities	(3,206)
Unrealized gain on Residential mortgage-backed securities and other securities, net	13,930
Loss on derivative instruments	(13,106)

Other Income (Loss), net	18,383

Operating expenses	6,330

Net income available to Common Stock and participating securities	$57,277

Earnings per Common Share—Basic	$3.64

Earnings per Common Share—Diluted	$3.63

Dividends Declared per Share of Common Stock	$2.35

Balance Sheet Data (at period end):
Total assets	$5,364,964

Total liabilities	$4,841,756

Total stockholders' equity	$523,208

Other Data:
Cash flow from (used in):
Operating activities	$33,518

Investing activities	$(5,216,160)

Financing activities	$5,238,933

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion should be read in conjunction with our financial statements and accompanying notes included in Item 8, "Financial Statements and Supplementary Data" of this annual report on Form 10-K.

Overview

        We are organized as a Delaware corporation. We intend to elect and qualify to be taxed as a REIT, commencing with our taxable year ended December 31, 2012. We generally will not be subject to U.S. federal income taxes on our taxable income to the extent that we annually distribute all of our net taxable income to stockholders and maintain our intended qualification as a REIT. We also intend to operate our business in a manner that will permit us to maintain our exemption from registration under the 1940 Act.

        We are externally managed and advised by our Manager, an SEC-registered investment advisor and a wholly-owned subsidiary of Legg Mason, Inc. Our Manager is responsible for administering our business activities and our day-to-day operations, subject to the supervision of our board of directors.

        On May 9, 2012, we entered into: (i) a binding underwriting agreement with a group of underwriters to sell 8.0 million shares of our common stock for $20.00 per share in our initial public offering ("IPO") for an aggregate offering price of $160.0 million; (ii) unit purchase agreements, pursuant to a private placement, with certain institutional accredited investors to purchase 2,231,787 warrant units for $20.00 per unit for an aggregate offering price of approximately $44.6 million; and (iii) a security purchase agreement to sell 46,043 shares of our common stock, for $20.00 per share to our Manager's deferred compensation plan in another private placement for an aggregate offering price of approximately $0.9 million.

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

        On October 3, 2012, we completed a follow-on public offering of 13.8 million shares of common stock, at a price of $22.20 per share. We received net proceeds of approximately $301.0 million, net of underwriting commissions and offering expenses of approximately $5.4 million.

        On October 3, 2012, as a result of the follow-on public offering the exercise price of each of the outstanding warrants was reduced from $20.50 to $19.44.

        We have invested the proceeds of our IPO, concurrent private placements and follow-on public offerings primarily in Agency RMBS, including Mortgage pass-through certificates, Agency derivatives, Agency Interest-Only Strips, Agency Inverse Interest-Only Strips, and Agency CMOs, as well as Non-Agency RMBS. We have also used "to-be-announced" forward contracts, or TBAs, in order to invest in Agency RMBS. Pursuant to these TBAs, we agree to purchase, for future delivery, Agency RMBS with certain principal and interest terms. At December 31, 2012, our portfolio was comprised of approximately $5.2 billion of Agency RMBS and approximately $19.1 million of Non-Agency RMBS.

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

        As of December 31, 2012, we had entered into master repurchase agreements with 14 counterparties and are in discussions with other financial institutions for additional repurchase agreement capacity. As of December 31, 2012, we had approximately $4.8 billion of borrowings outstanding under our repurchase agreements collateralized by approximately $5.0 billion of Agency RMBS. We have entered into swaps to effectively fix (for the life of the swap) the floating interest rate of approximately $2.8 billion of borrowings under our repurchase agreements. In addition, as of year-end, we also owned swaptions on approximately an incremental $0.5 billion of borrowings. As of December 31, 2012, our aggregate debt-to-equity ratio was approximately 9.2 to 1.

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

        The current economic and market outlook are shaped in a significant manner by the unprecedented level of fiscal and monetary stimulus that the U.S. Government and U.S. Federal Reserve Board provided in the aftermath of the 2008 credit crisis. The current rate environment is characterized by a steep yield curve with the spread between two-year U.S. Treasury Notes and ten-year U.S. Treasury Notes well above the average spread over the last three decades. The U.S. Federal Reserve Board has maintained a near-zero target for the federal funds rate, and has reiterated its commitment to fulfilling its mandate to promote higher growth and lower unemployment and to maintain price stability in the U.S. economy. In December 2012, the U.S. Federal Reserve Board reaffirmed its commitment to maintain its accommodative policies so long as the U.S. unemployment rate exceeded 6.5% and inflation remained below 2.5%. In a press release issued on March 20, 2013, subsequent to its two day policy meeting, the Federal Reserve reiterated this position.

        It is our Manager's view that while recent economic data suggests an improvement in U.S. economic growth, the significant mortgage debt burden, run-off of fiscal stimulus and budget discipline at both the U.S. federal and state level will serve as an impediment to real GDP and employment growth during the balance of 2013. Recent headline inflation data has been relatively modest and we do not believe core rates will increase meaningfully, largely due to a plentiful supply of labor, thereby effectively eliminating wage pressure, and low rates of resource utilization. For these reasons, and considering its dual mandate to manage both inflation and unemployment, we believe that the U.S. Federal Reserve Board will exercise patience before unwinding any form of monetary stimulus now in effect. U.S. Federal Reserve Chairman Bernanke affirmed this position during his Humphrey Hawkins testimony in February 2013. We expect this type of muted recovery to keep the yield curve relatively steep and, barring any system shocks to the capital markets, provide for the strong demand for Agency RMBS to continue.

        We believe investors continue to seek incremental spreads relative to U.S. Treasury Notes in a low yield environment and financial institutions continue to prefer high quality, liquid Agency RMBS. Yield spreads on Agency RMBS remain attractive relative to historical spread levels. As the capital markets have recovered, commercial banks have re-entered the secured lending market, which has quickened the pace of asset recovery, and the return to more normalized credit spreads. Financing of Agency and Non-Agency RMBS is currently widely available through, among other vehicles, repurchase agreements. Haircuts, or the discount attributed to the value of securities sold under repurchase agreements, average between 3% and 5.5% for Agency RMBS, depending on the specific security used as collateral for such repurchase agreements, while haircuts for IOs and IIOs can be as high as 25% and haircuts for Non-Agency RMBS are currently approximately 30%.

        For most of the fiscal period ended 2012 we did not invest in Additional Target Assets. Toward the end of the period our Manager did establish a small position of Non-Agency RMBS. Our Manager believes that Non-Agency RMBS can serve as a diversifying hedge in the event interest rates rise. Since the end of the fiscal period the Manager has increased the position in Non-Agency RMBS and may continue to do so while maintaining Agency RMBS as the primary investments for the Company.

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

        On January 4, 2012, the U.S. Federal Reserve Board released a report titled "The U.S. Housing Market: Current Conditions and Policy Considerations" to Congress providing a framework for thinking about certain issues and tradeoffs that policy makers might consider. It is unclear how future legislation may impact the housing finance market and the investing environment for agency securities as the method of reform is undecided and has not yet been defined by the regulators.

        In a statement issued at the conclusion of its August 1, 2012 meeting, the U.S. Federal Reserve Board acknowledged that despite some signs of improvement, the U.S. housing sector remains depressed. Based on the deceleration in economic and employment growth as well as the expectation for continued low inflation, the U.S. Federal Reserve Board announced that it would continue its highly accommodative fiscal policy and extend through the end of the year its program to extend the average maturity of its holdings of securities by continuing to reinvest principal payments received on its holdings of Agency debt and Agency mortgage-backed securities in additional Agency mortgage-backed securities. This program dubbed "Operation Twist" was originally announced in September 2011. By extending the average maturity of securities held by the U.S. Federal Reserve Board in its portfolio, the expectation is that such action will continue to create downward pressure on longer-term interest rates, which, in turn, will ease financial conditions in the U.S. and provide additional stimulus to support the economic recovery. On September 13, 2012, the U.S. Federal Reserve affirmed its intention to continue to reinvest principal payments received on its Agency mortgage-backed bond portfolio in new Agency mortgage-backed securities through the end of the year and that it will also purchase an incremental $40 billion of Agency mortgage-backed securities each month. This most recent action by the U.S. Federal Reserve Board is commonly referred to as "QE3". In its December 12, 2012 statement, the U.S. Federal Reserve Board provided additional guidance, stating that it would continue its accommodative monetary policy at least as long as the U.S. unemployment rate remains above 6.5% and inflation does not exceed 2.5%.

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

  Investments

        We elected the fair value option for all of our RMBS at the date of purchase, which permits us to measure these securities at fair value with the change in fair value included as a component of earnings.

        A decline in the fair market value of our assets may require us to recognize an "other-than-temporary" impairment against such assets under GAAP if we were to determine that, with respect to any assets in unrealized loss positions, we do not have the ability and intent to hold such assets to maturity or for a period of time sufficient for a forecasted market price recovery up to or beyond the cost of such assets. If such a determination is made, we would recognize unrealized losses through earnings and write down the amortized cost of such assets to a new cost basis, based on the fair value of such assets on the date they are considered to be other-than-temporarily impaired. Such impairment charges reflect non-cash losses at the time of recognition; subsequent disposition or sale of such assets can further affect our future losses or gains, as they are based on the difference between the sale price received and adjusted amortized cost of such assets at the time of sale.

  Valuation of financial instruments

        We disclose the fair value of our financial instruments according to a fair value hierarchy (Levels I, II, and III, as defined below). In accordance with GAAP, we are required to provide enhanced disclosures regarding instruments in the Level III category (which require significant management judgment), including a separate reconciliation of the beginning and ending balances for each major category of assets and liabilities. GAAP establishes a framework for measuring fair value in accordance with GAAP and expands financial statement disclosure requirements for fair value measurements. GAAP further specifies a hierarchy of valuation techniques, which is based on whether the inputs into the valuation technique are observable or unobservable. The hierarchy is as follows:

          Level I—Quoted prices in active markets for identical assets or liabilities.

          Level II—Quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

          Level III—Prices are determined using significant unobservable inputs. In situations where quoted prices or observable inputs are unavailable (for example, when there is little or no market activity for an investment at the end of the period), unobservable inputs may be used.

        The level in the fair value hierarchy within which a fair measurement in its entirety falls is based on the lowest level input that is significant to the fair value measurement in its entirety.

        When available, we use quoted market prices to determine the fair value of an asset or liability. If quoted market prices are not available, we consult with independent pricing services or obtain third party broker quotes. If independent pricing service, or third party broker quotes are not available, we determine the fair value of the securities using valuation techniques that use, when possible, current market-based or independently-sourced market parameters, such as interest rates.

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

        We determine the fair value of derivative financial instruments and obtain quotations from a third party to facilitate the process of determining these fair values.

        We will review any changes to the valuation methodology to ensure the changes are appropriate. The methods used may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while we anticipate that our valuation methods will be appropriate and consistent with other market participants, the use of different methodologies, or assumptions, to determine the fair value of certain financial instruments can result in a different estimate of fair value at the reporting date. We use inputs that are current as of the measurement date, which may include periods of market dislocation, during which price transparency may be reduced.

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

        Interest income on Non-Agency RMBS that are purchased at a discount to par value and/or are rated below AA at the time of purchase, interest income is recognized based on the effective yield method. Similar treatment is afforded to our portfolio of Agency Interest-Only and Agency Inverse Interest-Only Strips that are not classified as derivatives. The effective yield on these securities is based on the projected cash flows from each security, which is estimated based on our observation of the then current market information and events and will include assumptions related to interest rates, prepayment rates and the timing and amount of credit losses. On at least a quarterly basis, we review and, if appropriate, make adjustments to our cash flow projections based on input and analysis received from external sources, internal models, and our judgment about interest rates, prepayment rates, the timing and amount of credit losses (if applicable), and other factors. Changes in cash flows from those originally projected, or from those estimated at the last evaluation, may result in a prospective change in the yield/interest income recognized on such securities. Actual maturities of the securities are affected by the contractual lives of the associated mortgage collateral, periodic payments of scheduled principal, and prepayments of principal. Therefore, actual maturities of the securities will generally be shorter than stated contractual maturities.

        Based on the projected cash flows from any Non-Agency RMBS, which we may purchase at a discount to par value, a portion of the purchase discount may be designated as credit protection against future credit losses and, therefore, not accreted into interest income. The amount designated as credit discount may be adjusted over time, based on the actual performance of the security, its underlying collateral, actual and projected cash flow from such collateral, economic conditions and other factors. If the performance of a security with a credit discount is more favorable than forecasted, a portion of the amount designated as credit discount may be accreted into interest income prospectively.

        In addition, an other-than-temporary impairment is deemed to have occurred when there is an adverse change in the expected cash flows (principal or interest) to be received and the fair value of the beneficial interest is less than its carrying amount. In determining whether an adverse change in cash flows occurred, the present value of the remaining cash flows, as estimated at the initial transaction date (or the last date previously revised), is compared to the present value of the expected cash flows at the current reporting date. The estimated cash flows reflect those a "market participant" would use and are discounted at a rate equal to the current yield used to accrete interest income. These adjustments are reflected in the Company's Statement of Operations as Other loss on Residential mortgage-backed securities.

        Following the recognition of an other-than-temporary impairment, a new amortized cost basis is established for the security. However, to the extent that there are subsequent increases in cash flows expected to be collected, the other-than-temporary impairment previously recorded may be accreted back through interest income via increased yield.

        The determination of whether an other-than-temporary impairment exists is subject to management's estimates based on consideration of both factual information available at the time of assessment as well as the Company's estimates of the future performance and projected amount and timing of cash flows expected to be collected on the security. As a result, the timing and amount of an other-than-temporary impairment constitutes an accounting estimate that may change materially over time.

  Derivatives and hedging activities

        Subject to maintaining our qualification as a REIT for U.S. federal income tax purposes, we utilize derivative financial instruments to hedge the interest rate risk associated with our borrowings. Derivatives are used for hedging purposes rather than speculation. We determine their fair value and obtain quotations from a third party to facilitate the process of determining these fair values. If our hedging activities do not achieve the desired results, reported earnings may be adversely affected.

        GAAP requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and to measure those instruments at fair value. Fair value adjustments are recorded in earnings immediately, if the reporting entity does not elect hedge accounting for a derivative instrument.

        We elected not to apply hedge accounting for these derivative instruments and record the change in fair value and net interest rate swap payments (including accrued amounts) related to interest rate swaps in Loss on derivative instruments in our Statement of Operations.

        We also invest in Agency Interest-Only Strips, Agency Inverse Interest-Only Strips and TBAs. We evaluate the terms and conditions of our holdings of Agency Interest-Only Strips, Agency Inverse Interest-Only Strips and TBAs to determine if these instruments have the characteristics of an investment or should be considered a derivative under GAAP. Accordingly, Agency Interest-Only Strips, Agency Inverse Interest-Only Strips and TBAs having the characteristics of derivatives are accounted for at fair value with such changes recognized in Loss on derivative instruments in our statement of operations, along with any interest earned (including accrued amounts). The carrying value of these Agency Interest-Only Strips, Agency Inverse Interest-Only Strips and TBAs is included in Residential mortgage-backed securities on the balance sheet.

        We evaluate all of our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. Derivative instruments are recorded at fair value and are re-valued at each reporting date, with changes in the fair value together with interest earned (including accrued amounts) reported in Loss on derivative instruments in our Statement of Operations.

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

        In instances where we acquire securities through repurchase agreements with the same counterparty from which the securities were purchased, we will account for the purchase commitment and repurchase agreement on a net basis and record a forward commitment to purchase securities as a derivative instrument if the transaction does not comply with the criteria for gross presentation. Such forward commitments will be recorded at fair value with subsequent changes in fair value recognized in income. Additionally, we will record the cash portion of our investment in securities as a mortgage-related receivable from the counterparty on our balance sheet. If the transaction complies with the criteria for gross presentation, we will record the assets and the related financing on a gross basis in our balance sheet and the corresponding interest income and interest expense in our statements of operations.

  Share-based compensation

        We account for share-based compensation to our independent directors, to our officers and employees, to our Manager and to employees of our Manager and its affiliates using the fair value based methodology prescribed by GAAP. Compensation cost related to restricted common stock issued to our independent directors and employees is measured at its fair value at the grant date, and amortized into expense over the service period on a straight-line basis. Compensation cost related to restricted common stock issued to our Manager and to employees of our Manager and its affiliates is initially measured at fair value at the grant date, and re-measured at fair value on subsequent dates to the extent the awards are unvested and the change in fair value is reported in the statement of operations as non-cash stock based compensation.

  Warrants

        We account for the warrants comprising a part of the units issued in the private placement to certain institutional accredited investors concurrent with our IPO in accordance with Accounting Standards Codification 815, Accounting for Derivative Instruments and Hedging Activities, which provides guidance on the specific accounting treatment of a multitude of derivative instruments. The warrants issued by us have been evaluated by the Company and have been recorded at their relative fair value as a component of equity, using a variation of the adjusted Black-Scholes option valuation model to record these financial instruments at their relative fair value at issuance.

  Income taxes

        We intend to elect and qualify to be taxed as a REIT commencing with our taxable year ended December 31, 2012. Accordingly, we will generally not be subject to corporate U.S. federal or state income tax to the extent that we make qualifying distributions to our stockholders, and provided that we satisfy on a continuing basis, through actual investment and operating results, the REIT requirements including certain asset, income, distribution and stock ownership tests. If we fail to qualify as a REIT, and do not qualify for certain statutory relief provisions, we will be subject to U.S. federal, state and local income taxes and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year in which we lost our REIT qualification. Accordingly, our failure to qualify as a REIT could have a material adverse impact on our results of operations and amounts available for distribution to our stockholders.

        Our dividends paid deduction for qualifying dividends paid to our stockholders is computed using our taxable income as opposed to net income reported on the financial statements. Taxable income, generally, will differ from net income reported on the financial statements because the determination of taxable income is based on tax provisions and not financial accounting principles.

        We may elect to treat certain of our subsidiaries as TRSs. In general, a TRS of ours may hold assets and engage in activities that we cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business. A TRS is subject to U.S. federal, state and local corporate income taxes. While a TRS will generate net income, a TRS can declare dividends to us, which will be included in our taxable income and necessitate a distribution to our stockholders. Conversely, if we retain earnings at the TRS level, no distribution is required and we can increase book equity of the consolidated entity. As of December 31, 2012, we did not have a TRS, or any other subsidiary.

        We evaluate uncertain tax positions, if any, and classify interest and penalties, if any, related to unrecognized tax benefits as a component of the provision for income taxes.

Accounting standards applicable to emerging growth companies

        The JOBS Act contains provisions that relax certain requirements for "emerging growth companies" for which we qualify. For as long as we are an emerging growth company, which may be up to five full fiscal years, unlike other public companies, we will not be required to: (i) comply with any new or revised financial accounting standards applicable to public companies until such standards are also applicable to private companies under Section 102(b)(1) of the JOBS Act; (ii) provide an auditor's attestation report on management's assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act; (iii) comply with any new requirements adopted by the PCAOB requiring mandatory audit firm rotation or a supplement to the auditor's report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer; or (iv) comply with any new audit rules adopted by the PCAOB after April 5, 2012 unless the SEC determines otherwise. We may take advantage of any or all of such exemptions, but have not yet made a decision on whether to do so.

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

Recent accounting pronouncements

  Accounting Standards Adopted in 2012

        In April 2011, the Financial Accounting Standards Board ("FASB") amended existing guidance for agreements to transfer financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity. The amendments remove from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee and the collateral maintenance implementation guidance related to that criterion. The guidance became effective for the first interim or annual period beginning on or after December 15, 2011 on a prospective basis. The adoption of this guidance did not have a material impact on our financial statements.

        In May 2011, the Financial Accounting Standards Board, or FASB, issued guidance that clarifies its intent regarding the application of existing fair value measurement requirements including: (i) prohibiting the inclusion of block discounts in all fair value measurements, not just Level I measurements; (ii) adding guidance on when to include other premiums and discounts in fair value measurements; (iii) clarifying that the concepts of "highest and best use" and "valuation premise" apply only when measuring the fair value of non-financial assets; and (iv) adding an exception that allows the measurement of a group of financial assets and liabilities with offsetting risks (a portfolio of derivative contracts) at their net exposure to a particular risk if certain criteria are met. For non-public entities, this guidance is effective for fiscal years beginning after December 15, 2011. The adoption of this guidance did not have a material impact on our financial statements.

  Accounting Standards to be Adopted by us in Future Periods

        In December 2011, the FASB issued guidance requiring additional disclosure information about offsetting and related arrangements. Further in December 2012, the FASB proposed an update intended to address implementation of the December 2011 guidance. In January 2013, the FASB issued guidance to limit the scope of the new balance sheet and offsetting disclosure requirements of prior guidance related to certain derivatives (including bifurcated embedded derivatives,) repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions. Entities will be required to disclose both gross information and net information about both instruments and transactions eligible for offset in the balance sheet as well as instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements and securities lending arrangements. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards. The guidance is effective for periods beginning on or after January 1, 2013 and interim periods within those annual periods. While this guidance may result in certain additional disclosures, it is not expected to have a material impact on our financial statements.

Results of Operations

        The following discussion of our results of operations highlights our performance for the period from May 15, 2012 (commencement of operations) through December 31, 2012.

Investments

        The following table presents certain information about our RMBS investment portfolio at December 31, 2012 (dollars in thousands):

	Principal Balance	Unamortized Premium (Discount)	Non-Accretable Discount	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value	Net Weighted Average Coupon(1)
20-Year Mortgage
Coupon Rate:
3.00%	$221,582	$13,884	$—	$235,466	$(1,475)	$233,991	3.0%
3.50%	36,966	2,023		38,989	829	39,818	3.5%
4.00%	40,703	4,553		45,256	(181)	45,075	4.0%

	299,251	20,460		319,711	(827)	318,884	3.2%
30-Year Mortgage
Coupon Rate:
3.00%	242,392	10,919		253,311	1,506	254,817	3.0%
3.50%	2,733,814	211,225		2,945,039	14,786	2,959,825	3.5%
4.00%	1,097,941	117,104		1,215,045	3,299	1,218,344	4.0%
5.50%	93,092	11,585		104,677	(1,969)	102,708	5.5%
6.00%	12,865	1,545		14,410	(133)	14,277	6.0%

	4,180,104	352,378		4,532,482	17,489	4,549,971	3.7%
CMO—Fixed Rate	66,000	9,776		75,776	(1,546)	74,230	6.5%
Agency IOs and IIOs(2)	N/A	N/A		176,093	(1,057)	175,036	4.5%
Agency IOs and IIOs accounted for as derivatives(2)(3)	N/A	N/A		N/A	N/A	75,387	4.9%

	N/A	N/A		176,093	(1,057)	250,423	4.6%
Non-Agency RMBS	37,372	(5,511)	(12,659)	19,202	(129)	19,073	0.5%

Total	$4,582,727	$377,103	$(12,659)	$5,123,264	$13,930	$5,212,581	3.9%

(1)
Net weighted average coupon as of December 31, 2012 is presented net of servicing and other fees.
(2)
Agency IOs and IIOs and Agency IOs and IIOs, accounted for as derivatives, have no principal balances and bear interest based on a notional balance. The notional balance is used solely to determine interest distributions on interest-only class of securities.
(3)
Interest on these securities is reported as a component of Loss on derivative instruments.

        As of December 31, 2012, our portfolio consisted primarily of fixed rate Agency RMBS which our Manager believes exhibit prepayment mitigation attributes, including Agency RMBS collateralized by low loan balances, loans where the underlying borrower is unable to access the Making Home Affordable Program, including the Home Affordable Refinance Program or HARP or loans which were not originated by third party originators or brokers.

Investment Activity

        RMBS, Agency Derivatives and Other Securities.    For the period from May 15, 2012 (commencement of operations) through December 31, 2012, we acquired approximately $7.7 billion of Agency RMBS and Agency derivatives, approximately $19.1 million of Non-Agency RMBS and approximately $100.7 million of other securities consisting of U.S Treasury Notes. During the same period, we received principal payments and basis recoveries of approximately $105.7 million for Agency RMBS and Agency derivatives and approximately $67 thousand for Non-Agency RMBS. Proceeds from sales received for the period from May 15, 2012 (commencement of operations) through December 31, 2012 were approximately $2.4 billion for Agency RMBS and Agency derivatives and approximately $100.9 million for other securities. In addition, we entered into forward contracts to purchase TBAs of approximately $442.0 million and we entered into forward contracts to sell TBAs of approximately $443.9 million to be settled in Q1 2013. The average unlevered yield on Agency RMBS, including Agency derivatives, for the period from May 15, 2012 (commencement of operations) through December 31, 2012 was approximately 2.8%. For the same period, the average unlevered yield on Non-Agency RMBS was approximately 10.5%.

        Financing and Other Liabilities.    We have entered into repurchase agreements to finance a substantial majority of our Agency RMBS. These agreements are secured by substantially all of our Agency RMBS and bear interest at rates that have historically moved in close relationship to LIBOR. For the period from May 15, 2012 (commencement of operations) through December 31, 2012, we received proceeds of approximately $14.5 billion and made repayments of approximately $9.7 billion under repurchase agreements. At December 31, 2012, we had outstanding repurchase agreement borrowings with the following 14 counterparties totaling approximately $4.8 billion:

(dollars in thousands) Repurchase Agreement Counterparties	Amount Outstanding	Percent of Total Amount Outstanding	Company MBS Held as Collateral(1)
Deutsche Bank Securities LLC	$730,227	15.2%	$763,876
JP Morgan Securities LLC	575,880	12.0%	619,547
Citigroup Global Markets Inc.	481,252	10.0%	504,712
Barclays Capital Inc.	398,172	8.3%	419,038
BNP Paribas Securities Corporation	361,701	7.5%	382,338
Mizuho Securities USA Inc.	308,740	6.4%	323,329
Credit Suisse Securities (USA) LLC	300,222	6.3%	311,860
RBC Capital Markets LLC	292,648	6.1%	307,461
Merrill Lynch Pierce Fenner & Smith Inc.	262,082	5.5%	273,770
Morgan Stanley & Co. LLC	253,862	5.3%	264,412
Goldman Sachs Bank USA	247,416	5.2%	261,553
Wells Fargo Securities LLC & Wells Fargo Bank N.A.	199,087	4.2%	209,171
UBS Securities LLC	197,947	4.1%	207,233
Jefferies & Company Inc.	185,494	3.9%	195,524

Total	$4,794,730	100.0%	$5,043,824

(1)
At fair value.

        We record the liability for RMBS and other securities purchased, for which settlement has not taken place as an investment related payable. As of December 31, 2012, we had no investment related payables.

        The following table presents our borrowings by type of collateral pledged as of December 31, 2012, and the respective Effective Cost of Funds (non-GAAP financial measure) for the period then ended (dollars in thousands) See "Non-GAAP financial measures" (dollars in thousands):

Collateral	Balance December 31, 2012	Weighted Average Cost of Funds for the three months ended December 31, 2012	Weighted Average Effective Cost of Funds for the three months ended December 31, 2012(1)	Weighted Average Cost of Funds for the period from May 15, 2012 (commencement of operations) through December 31, 2012	Weighted Average Effective Cost of Funds for the period from May 15, 2012 (commencement of operations) through December 31, 2012(1)
Agency RMBS	$4,794,730	0.47%	0.81%	0.45%	0.80%

Total	$4,794,730	0.47%	0.81%	0.45%	0.80%

(1)
The effective cost of funds for the periods presented are calculated on an annualized basis and include interest expense for the periods and net payments on interest rate swaps of approximately $4.0 million and approximately $6.3 million, respectively. While swaps are not accounted for using hedge accounting, such instruments are viewed by us as an economic hedge against increases in interest rates and are classified as hedges for purposes of satisfying the REIT tax requirements. See "Non GAAP Financial Measures".

        Derivative Instruments. As of December 31, 2012, we had entered into swaps and swaptions designed to mitigate the effects of increases in interest rates under a portion of our repurchase agreements. The swaps provide for fixed interest rates indexed off of LIBOR and are viewed by us to effectively fix the floating interest rates on approximately $2.8 billion of borrowings under our repurchase agreements as of December 31, 2012.

        The following table presents information about our interest rate swaps as of December 31, 2012 (dollars in thousands):

Remaining Interest Rate interest rate swap Term	Notional Amount	Average Fixed Pay Rate	Average Maturity (Years)	Forward Starting
Greater than 1 year and less than 3 years	$762,800	0.4%	2.3	22.7%
Greater than 3 years and less than 5 years	439,500	0.8	4.8	10.2
Greater than 5 years	1,609,500	1.7	10.2	30.1

Total	$2,811,800	1.2%	7.2	25.0%

        At December 31, 2012, we had entered into two swaptions with a notional amount of $445.0 million and $75.0 million which expire in nine months and seven months, respectively. If exercised, we can enter into a 20 year fixed pay swap agreement and a 10 year fixed pay swap agreement at a predetermined strike price, respectively.

Net Interest Income

        We earned interest income, net of premium amortization, discount accretion and amortization of basis, of approximately $53.3 million for the period from May 15, 2012 (commencement of operations) through December 31, 2012 which represents interest earned on our assets. We incurred interest expense of approximately $8.1 million for the period from May 15, 2012 (commencement of operations) through December 31, 2012, which was related to borrowings from repurchase agreements.

Period from May 15, 2012 (commencement of operations) through December 31, 2012:

(dollars in thousands)	Agency	Non-agency	Total
Average amortized cost of RMBS	$3,214,440	$2,004	$3,216,444
Total interest income(1)	$53,185	$133	$53,318
Yield on average RMBS	2.61%	10.49%	2.62%
Average balance of repurchase agreements	$2,840,999	—	$2,840,999
Total interest expense	$8,094	—	$8,094
Average cost of funds(2)	0.45%	—	0.45%
Net interest income	$45,091	$133	$45,224
Net interest rate spread	2.16%	10.49%	2.17%

(1)
Amount includes net amortization of premiums, accretion of discounts and amortization of basis of approximately of $(26.9) million for Agency, and approximately $0.1 million for Non-Agency for the period from May 15, 2012 (commencement of operations) through December 31, 2012.
(2)
Cost of funds does not include accrual and settlement of interest associated with derivative instruments. In accordance with GAAP, those costs are included in gain (loss) on derivative instruments in the statement of operations.

        The following table sets forth certain information regarding our net investment income for the period from May 15, 2012 (commencement of operations) through December 31, 2012, See "Non-GAAP Financial Measures":

Period from May 15, 2012 (commencement of operations) through December 31, 2012 (dollars in thousands):

Non-GAAP Financial Measures:	Agency	Non-agency	Total
Average amortized cost of RMBS held including Agency Interest-Only Strips and Agency Inverse Interest-Only Strips accounted for as derivatives	$3,267,610	$2,004	$3,269,614
Total interest income including interest income on Agency Interest-Only Strips and Agency Inverse Interest-Only Strips accounted for as derivatives(1)	$56,906	$133	$57,039
Yield on average amortized cost of RMBS including adjustments related to cost of Agency Interest-Only Strips and Agency Inverse Interest-Only Strips accounted for as derivatives	2.75%	10.49%	2.76%
Total interest expense including interest income (expense), net incurred on interest rate swaps(2)	$14,416	—	$14,416
Average cost of funds including interest income on Agency Interest-Only Strips and Agency Inverse Interest-Only Strips accounted for as derivatives	0.80%	—	0.80%
Net interest income including interest income on Agency Interest-Only Strips and Agency Inverse Interest-Only Strips accounted for as derivatives and interest income (expense), net incurred on interest rate swaps	$42,490	$133	$42,623
Net interest rate spread including interest income on Agency Interest-Only Strips and Agency Inverse Interest-Only Strips accounted as derivatives and interest income (expense), net incurred on interest rate swaps	1.95%	10.49%	1.96%

(1)
For the period from May 15, 2012 (commencement of operations) through December 31, 2012 includes net amortization of premiums, accretion of discounts and amortization of basis of approximately $(31.6) million. This amount is composed of approximately $(26.9) million for Agency RMBS included in interest income, approximately $0.1 million for Non-Agency included in interest income and $(4.8) million of amortization of basis on Agency Interest-Only Strips and Agency Inverse Interest Only Strips accounted for as derivatives (Non-GAAP measure), not reported in interest income for GAAP (included in Loss on derivative instruments).
(2)
Represents the net amount paid, including accrued amounts and realized termination gain (loss), for interest rate swaps during the period, included in loss on derivative instruments for GAAP.

        Interest income is subject to interest rate risk. Refer to Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," for more information relating to interest rate risk and its impact on our operating results.

Realized and Unrealized Gain (Loss)

        During the period from May 15, 2012 (commencement of operations) through December 31, 2012, we sold Agency RMBS and other securities of approximately $2.5 billion realizing gross gains of approximately $23.4 million and gross losses of approximately $3.4 million from the sale of securities. We sold these RMBS in order to: (i) adjust the prepayment characteristics of our portfolio; or (ii) adjust the duration of our portfolio.

        With respect to our RMBS, we elected the fair value option and, as a result, we record the change in fair value related to RMBS in earnings. The following table presents amounts related to realized gains and losses as well as changes in fair value of our RMBS portfolio and derivative instruments that are included in our statement of operations for the period from May 15, 2012 (commencement of operations) through December 31, 2012 (dollars in thousands):

Period from May 15, 2012 (commencement of operations) through December 31, 2012 (dollars in thousands):

Description	Realized Gain (Loss), net(1)	Contractual interest income (expense), net	Other loss on Residential mortgage- backed securities	Unrealized Gain (Loss), net	Mark-to- market adjustments	Total
RMBS and Other Securities	$20,754	$—	$—	$13,930	$—	$34,684
Agency IOs and IIOs	—	—	(3,206)	—	—	(3,206)
Derivative Instruments:
Interest rate swaps	(10,928)	(6,321)	—	—	7,649	(9,600)
Interest rate swaptions					(3,180)	(3,180)
Agency Interest-Only Strips and Agency Inverse Interest-Only Strips—accounted for as derivatives	(820)	8,570	—	—	(9,913)	(2,163)
TBAs	—	—	—	—	1,837	1,837

	(11,748)	2,249	—	—	(3,607)	(13,106)

Total	$9,006	$2,249	$(3,206)	$13,930	$(3,607)	$18,372

(1)
Contractual interest income (expense), net on derivative instruments includes interest settlement paid or received.

        In order to mitigate interest rate risk resulting from our repurchase agreements, we entered into interest rate swaps with an aggregate notional amount of approximately $2.8 billion and interest rate swaptions with an aggregate notional amount of $520.0 million. While not designated as a hedge for accounting purposes, our interest rate swaps and interest rate swaptions are viewed as an economic hedge on a portion of our floating-rate borrowings Since we do not apply hedge accounting for our interest rate swaps and interest rate swaptions, we record the change in fair value related to such agreements in earnings as unrealized gain or loss on derivative instruments. Included in realized gain or loss on derivative instruments are the net interest rate swap payments (including accrued amounts) associated with our interest rate swaps.

Expenses

General and Administrative Expenses

        We incurred general and administrative expenses of approximately $3.2 million for the period from May 15, 2012 (commencement of operations) through December 31, 2012, respectively, which represents professional fees, insurance, non-cash stock based compensation and overhead costs of the Company.

Management Fee Expense

        We incurred management fee expense of approximately $3.1 million for the period from May 15, 2012 (commencement of operations) through December 31, 2012 of which approximately $1.9 million was payable at December 31, 2012 to our Manager under the Management Agreement. Pursuant to the terms of the Management Agreement, our Manager is paid a management fee equal to 1.5% per annum of our stockholders' equity (as defined in the Management Agreement), calculated and payable (in cash) quarterly in arrears.

        The management fees, expense reimbursements and the relationship between our Manager and us are discussed further in Note 8, "Related Party Transactions," to the financial statements contained in this Annual Report on Form 10-K.

Dividends

        The following table presents cash dividends declared and paid by us on our common stock:

Declaration Date	Record Date	Payment Date	Amount per Share
July 26, 2012	August 6, 2012	August 14, 2012	$0.38
September 20, 2012	October 1, 2012	October 25, 2012	$0.85
December 19, 2012	December 31, 2012	January 29, 2013	$1.12

Subsequent Events

        On March 1, 2013, the Company granted 10,559 shares of restricted common stock to its chief financial officer under the Equity Plan. One-third of these restricted shares vest on January 1, 2014, one-third vest on January 1, 2015 and the remaining one-third vest on January 1, 2016.

        On March 1, 2013, the Company granted 150,000 shares of restricted common stock to its Manager under the Manager Equity Plan. One-third of these restricted shares vest on March 1, 2014, one-third vest on March 1, 2015 and the remaining one-third vest on March 1, 2016.

        On April 1, 2013, we declared a dividend of $0.95 per share to shareholders of record as of April 12, 2013 and payable on April 30, 2013.

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

        Under our repurchase agreements and derivative contracts, lenders and counterparties retain the right to determine the fair value of the collateral pledged. A reduction in the value of the collateral pledged will require us to provide additional collateral or fund cash margin calls. Additionally, since margins calls for our interest rate swaps generally are inversely correlated to those of our repurchase agreements, whereby our counterparties would be required to post collateral with us. As part of our risk management process, our Manager closely monitors our liquidity position including developing various processes and procedures with regard to scenario testing for purposes of assessing our liquidity in the face of different economic and market developments. We believe we have sufficient current liquidity and access to additional liquidity to meet financial obligations for at least the next 12 months.

        Our primary sources of liquidity are as follows:

Cash Generated from Initial Public Offering, Concurrent Private Placements and Follow-On Public Offering

        On May 15, 2012, we completed our IPO and concurrent private placements generating net proceeds of approximately $204.4 million. On October 3, 2012, we completed a follow-on public offering generating net proceeds of approximately $301.0 million.

Borrowing under Various Financing Arrangements

        As of December 31, 2012, we had master repurchase agreements with 14 counterparties and are in discussions with other financial institutions in order to potentially provide us with additional repurchase agreement capacity. We had borrowings under repurchase agreements with 14 counterparties of approximately $4.8 billion at December 31, 2012. The following tables present our borrowings by type of collateral pledged as of December 31, 2012, and the respective effective cost of funds (non-GAAP financial measure) for the period then ended (dollars in thousands) See "Non-GAAP Financial Measures" (dollars in thousands):

Collateral	Principal Balance	Fair Value of Collateral Pledged(1)	Weighted Average Interest Rate, end of period	Weighted Average Cost of Funds for the period from May 15, 2012 (commencement of operations) through December 31, 2012	Weighted Average Effective Cost of Funds for the period from May 15, 2012 (commencement of operations) through December 31, 2012(2)
Agency RMBS	$4,794,730	$5,079,806	0.48%	0.45%	0.80%

Total	$4,794,730	$5,079,806	0.48%	0.45%	0.80%

(1)
Includes approximately $36.0 million of cash collateral for Agency RMBS.
(2)
The effective cost of funds for the period presented is calculated on an annualized basis and includes interest expense for the period and net payments on interest rate swaps of approximately $6.3 million. While interest rate swaps are not accounted for using hedge accounting, such instruments are viewed by us as an economic hedge against increases in interest rates and are treated as hedges for purposes of satisfying the REIT tax requirements. See "Non-GAAP Financial Measures".

        As of December 31, 2012, our transactions under repurchase agreements with 14 counterparties for Agency RMBS, require collateral in excess of the loan amount, or haircuts, ranging from a low of 3% to a high of 7%, exclusive of IOs and IIOs for which the haircuts are as high as 25%. Declines in the value of our Agency RMBS portfolio can trigger margin calls by our lenders under our repurchase agreements. An event of default or termination event would give some of our counterparties the option to terminate all existing repurchase transactions with us and require any amount due to the counterparties by us to be payable immediately. In which case, we may be forced to sell assets under adverse market conditions or through foreclosure.

        Under the repurchase agreements and derivative contracts, the respective lenders and counterparties, subject to the terms of the individual agreements, retain the right to determine the fair value of the underlying collateral. A reduction in the value of pledged assets requires us to provide additional collateral or fund margin calls. In addition, certain of the repurchase agreements may be terminated by our counterparties if we do not maintain certain equity and leverage metrics. We were not aware of any failure to meet these tests at December 31, 2012. RMBS held by counterparties as security for repurchase agreements totaled approximately $5.0 billion.

        We are also required to pledge cash or securities as collateral as part of a margin arrangement, calculated daily, in connection with the swaps. The amount of margin that we are required to post will vary by counterparty and generally reflects collateral posted with respect to swaps that are in an unrealized loss position to us and a percentage of the aggregate notional amount of swaps per counterparty. Margin calls could adversely affect our liquidity. Our inability to post adequate collateral for a margin call by the counterparty could result in a condition of default under our repurchase agreements, thereby enabling the counterparty to liquidate the collateral pledged by us, which may have a material adverse consequence on our business and results of operations. Conversely, if our swaps are in an unrealized gain position, our counterparties are required to post collateral with us, under the same terms that we post collateral with them.

        Cash collateral held by counterparties at December 31, 2012 was approximately $54.1 million, which is included in Due from counterparties on our balance sheet, comprised of approximately $36.0 million held in connection with repurchase borrowings and approximately $18.1 million held by our interest rate swap and interest rate swaption counterparties.

Cash Generated from Operations

        Our operating activities provided net cash of approximately $33.5 million for the period from May 15, 2012 (commencement of operations) through December 31, 2012. The cash provided by operating activities was primarily a result of our net interest income, which is interest income less interest expense during our initial period of operation. Our net income for the period from May 15, 2012 (commencement of operations) through December 31, 2012 was approximately $57.3 million. Included in our net income for the period from May 15, 2012 (commencement of operations) through December 31, 2012 were non-cash items that do not affect cash such as amortization of the premium and accretion of the discount on our RMBS, unrealized gain/(loss) on securities, mark-to-market adjustments on derivatives and other losses on residential mortgage-backed securities. Also included in net income for the period from May 15, 2012 (commencement of operations) through December 31, 2012 were net realized gains of approximately $20.8 million which is cash generated from investing activities. During the same period, cash from operations of approximately $8.1 million was used to increase our net operating assets over operating liabilities.

Cash Used in Investing Activities

        Our investing activities used net cash of approximately $5.2 billion for the period from May 15, 2012 (commencement of operations) through December 31, 2012. During the period from May 15, 2012 (commencement of operations) through December 31, 2012, we utilized cash to purchase approximately $7.8 billion of RMBS and other securities, which was offset by proceeds from asset sales of approximately $2.5 billion and principal payments and basis recovered of approximately $105.7 million.

Other Potential Sources of Financing

        We held cash of approximately $56.3 million at December 31, 2012. Our primary sources of cash currently consist of repurchase facility borrowings, investment income and the proceeds of our follow-on public offering. In the future, we expect our primary sources of liquidity to consist of payments of principal and interest we receive on our portfolio of assets, unused borrowing capacity under our financing sources and future issuances of equity and debt securities.

        To maintain our qualification as a REIT under the Code, we must distribute annually at least 90% of our taxable income. This distribution requirement limits our ability to retain earnings and thereby replenish or increase capital for operations. We believe that our significant capital resources and access to financing will provide us with financial flexibility at levels sufficient to meet current and anticipated capital requirements, including funding new investment opportunities, paying distributions to our stockholders and servicing our debt obligations.

Contractual Obligations and Commitments

        Our contractual obligations as of December 31, 2012 are as follows (dollars in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Borrowings under repurchase agreements	$4,794,730	—	—	—	$4,794,730
TBA—long positions	443,883	—	—	—	443,883

Total	$5,238,613	—	—	—	$5,238,613

        As of December 31, 2012, we have an obligation for approximately $4.7 million in contractual interest payments related to our repurchase agreements through the respective maturity date of each repurchase agreement.

        The table above does not include amounts due under the Management Agreement (as defined herein) with our Manager, as those obligations do not have fixed and determinable payments. For a description of the Management Agreement, see "Our Manager and the Management Agreement—the Management Agreement."

        On May 9, 2012, we entered into a management agreement (the "Management Agreement") with our Manager pursuant to which our Manager is entitled to receive a management fee and reimbursement of certain expenses. Our Manager is responsible for: (i) performing all of our day-to-day functions, other than those provided by our chief financial officer; (ii) determining investment criteria in conjunction with our board of directors; (iii) sourcing, analyzing and executing investments, asset sales and financings; (iv) performing asset management duties; and (v) performing financial and accounting management, subject to the direction and oversight of our board of directors. Pursuant to the terms of the Management Agreement, our Manager is paid a management fee equal to 1.5% per annum of our stockholders' equity, calculated and payable (in cash) quarterly in arrears. For purposes of calculating the management fee, "stockholders' equity" means the sum of the net proceeds from any issuances of our equity securities since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus retained earnings, calculated in accordance with GAAP, at the end of the most recently completed fiscal quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less any amount paid for repurchases of our shares of common stock, excluding any unrealized gains, losses or other non-cash items that have impacted stockholders' equity as reported in our financial statements prepared in accordance with GAAP, regardless of whether such items are included in other comprehensive income or loss, or in net income, and excluding one-time events pursuant to changes in GAAP and certain other non-cash charges after discussions between our Manager and our independent directors and after approval by a majority of our independent directors. However, if our stockholders' equity for any given quarter is negative based on the calculation described above, our Manager will not be entitled to receive any management fee for that quarter.

        In addition, under the Management Agreement, we are required to reimburse our Manager for the expenses described below. Expense reimbursements to the Manager are made in cash on a monthly basis following the end of each month. Our reimbursement obligation is not subject to any dollar limitation. Because our Manager's personnel perform certain legal, accounting, due diligence tasks and other services that outside professionals or outside consultants otherwise would perform, our Manager is paid or reimbursed for the documented cost of performing such tasks, provided that such costs and reimbursements are in amounts which are no greater than those which would be payable to outside professionals or consultants engaged to perform such services pursuant to agreements negotiated on an arm's-length basis. For the period May 15, 2012 (commencement of operations) through December 31, 2012, our Manager did not request any such reimbursements, exclusive of certain salary or employee benefits associated with our sole employee.

        The Management Agreement may be amended, supplemented or modified by agreement between our Manager and us. The initial term of the Management Agreement expires on May 15, 2015 and it is automatically renewed for one-year terms on each anniversary thereafter unless previously terminated as described below. Our independent directors will review the Manager's performance and any fees payable to the Manager annually and, following the initial term, the Management Agreement may be terminated annually upon the affirmative vote of at least two-thirds (2/3) of our independent directors, based upon: (i) our Manager's unsatisfactory performance that is materially detrimental to us; or (ii) our determination that any fees payable to our Manager are not fair, subject to our Manager's right to prevent such termination due to unfair fees by accepting a reduction of management fees agreed to by at least two-thirds (2/3) of our independent directors. We will provide our Manager 180 days prior notice of any such termination. Unless terminated for cause, we will pay the Manager a termination fee equal to three times the average annual management fee earned by the Manager during the prior 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination.

        We may also terminate the Management Agreement at any time, including during the initial term, without the payment of any termination fee, with 30 days prior written notice from our board of directors for cause, which will be determined by a majority of our independent directors, which is defined as: (i) our Manager's continued material breach of any provision of the Management Agreement (including our Manager's failure to comply with our investment guidelines); (ii) our Manager's fraud, misappropriation of funds, or embezzlement against us; (iii) the Manager's gross negligence in the performance of its duties under the Management Agreement; (iv) the occurrence of certain events with respect to the bankruptcy or insolvency of our Manager, including an order for relief in an involuntary bankruptcy case or our Manager authorizing or filing a voluntary bankruptcy petition; (v) our Manager is convicted (including a plea of nolo contendere) of a felony; or (vi) the dissolution of our Manager.

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

        See "Warrants" above for a description of our outstanding warrants.

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

Non-GAAP Financial Measures

Total Interest Income and Net Interest Income, including Interest Income on Agency Interest-Only and Agency Inverse Interest-Only Strips accounted for as derivatives and Effective Cost of Funds

        Total interest income including interest income on Agency Interest-Only Strips and Agency Inverse Interest-Only Strips classified as derivatives and Effective Cost of Funds for the period from May 15, 2012 (commencement of operations) through December 31, 2012, constitutes a non-GAAP financial measure within the meaning of Regulation G promulgated by the SEC. We believe that the measures presented in this annual report on Form 10-K, when considered together with U.S. GAAP financial measures, provide information that is useful to investors in understanding our borrowing costs and net interest income, as viewed by us. An analysis of any non-GAAP financial measure should be made in conjunction with results presented in accordance with GAAP.

        The following table reconciles total interest income to interest income including interest income on Agency Interest-Only and Agency Inverse Interest-Only Strips classified as derivatives for the period from May 15, 2012 (commencement of operations) through December 31, 2012:

(in thousands)	For the period from May 15, 2012 (commencement of operations) through December 31, 2012
Coupon Interest	$80,103
Premium accretion, discount amortization and amortization of basis, net	(26,785)

Interest Income	$53,318

Contractual Interest income, net of amortization basis on Agency Interest-Only and Interest Strips, classified as derivatives(1):
Coupon Interest	$8,570
Amortization of basis (Non-GAAP Financial Measure)	(4,849)

Subtotal	3,721

Total interest income, including interest income on Agency Interest-Only Strips, classified as derivatives—Non-GAAP Financial Measure	$57,039

(1)
Reported in Loss on derivative instruments in the Statement of Operations.

        Effective Cost of Funds includes the net interest component related to our interest rate swaps. While we have not elected hedge accounting for our interest rate swaps, such derivative instruments are viewed by us as an economic hedge against increases in future market interest rates and are characterized as hedges for purposes of satisfying the REIT tax requirements and therefore the Effective Cost of Funds reflects interest expense adjusted to include the realized loss (i.e., the interest expense component) for all of our interest rate swaps.

        The following table reconciles the Effective Cost of Funds (non-GAAP financial measure) with interest expense for the period from May 15, 2012 (commencement of operations) through December 31, 2012:

        Period from May 15, 2012 (commencement of operations) through December 31, 2012:

(dollars in thousands)	Reconciliation	Cost of Funds/ Effective Borrowing Costs
Interest expense	$8,094	0.45%
Net interest paid—interest rate swaps	6,322	0.35%

Effective Borrowing Costs	$14,416	0.80%

Weighted average repurchase borrowings	2,840,999

Core Earnings for the period from May 15, 2012 (commencement of operations) through December 31, 2012

        Our Core Earnings were approximately $36.7 million for the period from May 15, 2012 (commencement of operations) through December 31, 2012. Core Earnings is a non-GAAP financial measure that is used by us to approximate cash available for distribution and is defined as GAAP net income (loss) as adjusted, excluding: (i) net realized gain (loss) on investments and derivative contracts; (ii) net unrealized gain (loss) on investments; (iii) loss resulting from mark-to-market adjustments on derivative contracts; (iv) other loss on RMBS (v) non-cash stock-based compensation expense; and (vi) one-time events pursuant to changes in GAAP and certain other non-cash charges after discussions between the us, the Manager and our independent directors and after approval by a majority of the our independent directors.

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

        The table below summarizes the reconciliation from Net Income to Core Earnings for the period from May 15, 2012 (commencement of operations) through December 31, 2012:

(dollars in thousands)	For the period from May 15, 2012 (commencement of operations) through December 31, 2012
Net Income—GAAP	$57,277
Adjustments:
RMBS and other securities:
Unrealized gain on RMBS	(13,930)
Other loss on Residential mortgage-backed securities	3,206
Realized gain on sale of RMBS	(20,754)
Derivative Instruments:
Realized loss on termination of interest rate swaps	10,928
Mark-to- market adjustments on interest rate swaps	(7,649)
Mark-to- market adjustments on interest rate swaptions	3,180
Mark-to- market adjustments on TBAs	(1,837)
Mark-to-market adjustments on derivative instruments	9,913
Basis amortization of Agency Interest-Only Strips—accounted for as derivatives	(4,848)
Realized loss on Agency Interest-Only Strips—accounted for as derivatives	820
Non-cash stock-based compensation expense	367

Total adjustments	(20,604)

Core Earnings—Non-GAAP Financial Measure	$36,673

Basic Core Earnings per Share of Common Stock and Participating Securities—Non-GAAP Financial Measure	$2.33
Diluted Core Earnings per Share of Common Stock and Participating Securities—Non-GAAP Financial Measure	$2.32

Basic weighted average common shares and participating securities	15,718,711
Diluted weighted average common shares and participating securities	15,783,491

Revision of Core Earnings for the period from May 15, 2012 (commencement of operations) through June 30, 2012 and for the quarter ended September 30, 2012.

        In a press release issued on April 2, 2013, we announced that during the process of preparing our 2012 financial statements, we discovered the methodology used to accrete interest income and to amortize the cost basis of certain of the our residential mortgage backed securities, which was based on a third party vendor's system, as well as the presentation with regard to certain items in our Statement of Cash Flows were not in accordance with GAAP. The resulting correction of these errors resulted in a reclassification of a portion of our previously reported net interest income to realized and unrealized gains and as a result this impacted our previously reported Core Earnings for the period from May 15, 2012 (commencement of operations) through June 30, 2012 and the quarter ended September 30, 2012. Core Earnings for the period from May 15, 2012 (commencement of operations) through June 30, 2012 increased from approximately $4.8 million or $0.47 per fully diluted share to approximately $5.5 million or $0.53 per fully diluted share. For the quarter ended September 30, 2012, Core Earnings decreased from approximately $9.3 million or $0.89 per fully diluted share to approximately $8.2 million or $0.79 per fully diluted share.

        The tables below summarize the reconciliation from Net Income to Core Earnings for the period from May 15, 2012 (commencement of operations) through June 30, 2012 and the quarter ended September 30, 2012, as revised.

	For the period from May 15, 2012 (commencement of operations) through June 30, 2012			Quarter Ended September 30, 2012
(dollars in thousands)	As Originally Reported	Adjustments	As revised	As Originally Reported	Adjustments	As revised
Net Income—GAAP	$4,261	$—	$4,261	$28,194	$—	$28,194
Adjustments:
RMBS and other securities:
Unrealized gain on RMBS	(3,925)	942	(2,983)	(28,329)	2,104	(26,225)
Other loss on Residential mortgage-backed securities	605	(518)	87	5,545	(4,193)	1,352
Realized gain on sale of RMBS	(1,120)	(37)	(1,157)	(6,454)	(181)	(6,635)
Derivative Instruments:
Realized loss on termination of interest rate swaps	—	(4)	(4)	—	—	—
Mark-to- market adjustments on interest rate swaps	4,968	76	5,044	8,075	—	8,075
Mark-to- market adjustments on interest rate swaptions	—	—	—	298	—	298
Mark-to- market adjustments on TBAs	—	—	—	—	—	—
Mark-to-market adjustments on derivative instruments	—	347	347	1,786	3,075	4,861
Basis amortization of Agency Interest-Only Strips—accounted for as derivatives	—	(122)	(122)	—	(1,888)	(1,888)
Realized loss on Agency Interest-Only Strips—accounted for as derivatives	—	—	—	—	—	—
Non-cash stock-based compensation expense	54	—	54	157	—	157

Total adjustments	582	684	1,266	(18,922)	(1,083)	(20,005)

Core Earnings—Non-GAAP Financial Measure	$4,843	$684	$5,527	$9,272	$(1,083)	$8,189

Basic Core Earnings per Share of Common Stock and Participating Securities—Non-GAAP Financial Measure	$0.47	$0.06	$0.53	$0.90	$(0.11)	$0.79
Diluted Core Earnings per Share of Common Stock and Participating Securities—Non-GAAP Financial Measure	$0.47	$0.06	$0.53	$0.89	$(0.10)	$0.79

Basic weighted average common shares and participating securities	10,334,824	10,334,824	10,334,824	10,343,944	10,343,944	10,343,944
Diluted weighted average common shares and participating securities	10,334,824	10,334,824	10,334,824	10,364,252	10,364,252	10,364,252

ITEM 7A.    Quantitative and Qualitative Disclosures about Market Risk.

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

Credit Risk

        We are subject to varying degrees of credit risk in connection with our assets. Although we do not expect to encounter credit risk in our Agency RMBS, we do expect to encounter credit risk related to Non-Agency RMBS and any of our other target assets we may acquire. Investment decisions are made following a bottom-up credit analysis and specific risk assumptions. As part of the risk management process, our Manager uses detailed proprietary models to evaluate, depending on the asset class, house price appreciation and depreciation by region, prepayment speeds and foreclosure frequency, cost and timing. If our Manager determines that the proposed investment can meet the appropriate risk and return criteria as well as complement our existing asset portfolio, the investment will undergo a more thorough analysis.

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

Interest Rate Cap Risk

        If we elect to invest in adjustable-rate RMBS, such securities are generally subject to interest rate caps, which potentially could cause such RMBS to acquire many of the characteristics of fixed-rate securities if interest rates were to rise above the cap levels. This issue is magnified to the extent we acquire ARM and hybrid ARM assets that are not based on mortgages which are fully indexed. In addition, ARM and hybrid ARM assets may be subject to periodic payment caps that result in some portion of the interest being deferred and added to the principal outstanding or a portion of the incremental interest rate increase being deferred. To the extent we invest in such ARM and/or hybrid ARM assets, we could potentially receive less cash income on such assets than we would need to pay the interest cost on our related borrowings. To mitigate interest rate mismatches, we may utilize the hedging strategies discussed above under "—Interest Rate Risk."

Interest Rate Effects on Fair value

        Another component of interest rate risk is the effect that changes in interest rates will have on the market value of the assets that we acquire. We face the risk that the market value of our assets will increase or decrease at different rates than those of our liabilities, including our hedging instruments. See "Market Risk" below.

        The impact of changing interest rates on fair value can change significantly when interest rates change materially. Therefore, the volatility in the fair value of our assets could increase significantly in the event interest rates change materially. In addition, other factors impact the fair value of our interest rate-sensitive investments and hedging instruments, such as the shape of the yield curve, market expectations as to future interest rate changes and other market conditions. Accordingly, changes in actual interest rates may have a material adverse effect on us.

Market Risk

        Market value risk.    Our RMBS are reflected at their fair value with unrealized gains and losses included in earnings. The fair value of these securities fluctuates primarily due to changes in interest rates and other factors. Generally, in a rising interest rate environment, the fair value of these securities would be expected to decrease; conversely, in a decreasing interest rate environment, the fair value of these securities would be expected to increase.

        The sensitivity analysis table presented below shows the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments, including interest rate swaps, Agency Interest-Only Strips, Agency Inverse Interest-Only Strips, and net interest income at December 31, 2012, assuming a static portfolio of assets. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our Manager's expectations. The analysis presented utilizes our Manager's assumptions, models and estimates, which are based on our Manager's judgment and experience.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+1.00%	19.00%	(1.09)%
+0.50%	13.88%	(0.40)%
-0.50%	(26.54)%	(0.28)%
-1.00%	NA (1)	NA (1)
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

        Certain assumptions have been made in connection with the calculation of the information set forth in the table above and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at December 31, 2012. The analysis presented utilizes assumptions and estimates based on our Manager's judgment and experience. Furthermore, while we generally expect to retain such assets and the associated interest rate risk, future purchases and sales of assets could materially change our interest rate risk profile.

Prepayment Risk

        The value of our assets may be affected by prepayment rates on residential mortgage loans. We acquire RMBS and anticipate that the underlying residential mortgages loans will prepay at a projected rate generating an expected yield. If we purchase assets at a premium to par value, when borrowers prepay their residential mortgage loans faster than expected, the corresponding prepayments on the mortgage-related securities may reduce the expected yield on such securities because we will have to amortize the related premium on an accelerated basis and make a retrospective adjustment to historical amortization. Conversely, if we purchase assets at a discount to par value, when borrowers prepay their residential mortgage loans slower than expected, the decrease in corresponding prepayments on the RMBS may reduce the expected yield on such securities because we will not be able to accrete the related discount as quickly as originally anticipated and will have to make a retrospective adjustment to historical amortization.

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

        If a counterparty to an interest rate swap cannot perform under the terms of the interest rate swap, we may not receive payments due under that agreement, and thus, we may lose any unrealized gain associated with the interest rate swap. We may also risk the loss of any collateral we have pledged to secure our obligations under interest rate swap if the counterparty becomes insolvent or files for bankruptcy. In addition, the interest rate swap would no longer mitigate the impact of changes in interest rates as intended. Also see "Liquidity Risk" below.

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

        Additionally, if one or more of our repurchase agreement counterparties chose not to provide on-going funding, our ability to finance would decline or exist at possibly less advantageous terms. Further, if we are unable to renew, replace or expand repurchase financing with other sources of financing on substantially similar terms, it may have an adverse effect on our business and results of operations, due to the long term nature of our investments and relatively short-term maturities of our repurchase agreements. As such, we cannot assure that we will always be able to roll over our repurchase agreements.

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

        We enter into swaps to manage our interest rate risk. We are required to pledge cash or securities as collateral as part of a margin arrangement, calculated daily, in connection with the swaps. The amount of margin that we are required to post will vary by counterparty and generally reflects collateral posted with respect to swaps that are in an unrealized loss position to us and a percentage of the aggregate notional amount of swaps per counterparty. Margin calls could adversely affect our liquidity. Our inability to post adequate collateral for a margin call by the counterparty could result in a condition of default under our repurchase agreements, thereby enabling the counterparty to liquidate the collateral pledged by us, which may have a material adverse consequence on our business and results of operations. Conversely, if our swaps are in an unrealized gain position, our counterparties are required to post collateral with us, under the same terms that we post collateral with them.

Inflation

        Virtually all of our assets and liabilities are interest rate sensitive in nature. As a result, interest rates and other factors influence our performance far more so than does inflation. Changes in interest rates do not necessarily directly correlate with inflation rates or changes in inflation rates. Our financial statements are prepared in accordance with GAAP and our distributions will be determined by our board of directors consistent with our obligation to distribute to our stockholders at least 90% of our net taxable income on an annual basis in order to maintain our REIT qualification. In each case, our activities and balance sheet are measured with reference to historical cost and/or fair market value without considering inflation.

Item 8.    Financial Statements and Supplementary Data.

        All financial statement schedules have been omitted because the required information is not applicable or deemed not material, or the required information is presented in the financial statements and/or in the notes to financial statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of Western Asset Mortgage Capital Corporation:

        In our opinion, the accompanying balance sheets and the related statements of operations, of changes in stockholders' equity, and of cash flows present fairly, in all material respects, the financial position of Western Asset Mortgage Capital Corporation at December 31, 2012 and December 31, 2011, and the results of its operations and its cash flows for the period May 15, 2012 (commencement of operations) through December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Los Angeles, California
/s/ PRICEWATERHOUSECOOPERS LLP
April 8, 2013

Western Asset Mortgage Capital Corporation

Balance Sheets

(in thousands—except share and per share data)

	December 31, 2012	December 31, 2011
Assets:
Cash and cash equivalents	$56,292	$1
Residential mortgage-backed securities, at fair value ($5,043,824 pledged as collateral, at fair value)	5,212,581	—
Accrued interest receivable	17,361
Due from counterparties	54,142	—
Derivative assets, at fair value	24,344	—
Other assets	244	—

Total Assets	$5,364,964	$1

Liabilities and Stockholders' Equity:
Liabilities:
Borrowings under repurchase agreements	$4,794,730	$—
Accrued interest payable	6,561	—
Derivative liability, at fair value	4,771	—
Cash overdraft payable	5,666
Accounts payable and accrued expenses	988	—
Underwriting and offering costs payable	75
Payable to related party	1,924	—
Dividend payable	27,041

Total Liabilities	4,841,756	—

Commitments and contingencies
Stockholders' Equity:
Common stock, $0.01 par value, 500,000,000 and 100,000 shares authorized, 24,143,944 and 100 shares issued and outstanding, respectively	241	—
Preferred stock, $0.01 par value, 100,000,000 shares authorized and no shares outstanding	—	—
Additional paid-in capital	505,454	1
Retained earnings	17,513	—

Total Stockholders' Equity	523,208	1

Total Liabilities and Stockholders' Equity	$5,364,964	$1

See notes to financial statements.

Western Asset Mortgage Capital Corporation

Statement of Operations

(in thousands—except share and per share data)

For the period from May 15, 2012 (commencement of operations) through December 31, 2012
Net Interest Income:
Interest income	$53,318
Interest expense	8,094

Net Interest Income	45,224

Other Income (Loss):
Interest income on cash balances	11
Realized gain on sale of Residential mortgage-backed securities and other securities, net	20,754
Other loss on Residential mortgage-backed securities	(3,206)
Unrealized gain on Residential mortgage-backed securities and other securities, net	13,930
Loss on derivative instruments, net	(13,106)

Other Income (Loss), net	18,383

Operating Expenses:
General and administrative (includes $367 non-cash stock based compensation)	3,197
Management fee—related party	3,133

Total Operating Expenses	6,330

Net income available to Common Stock and participating securities	$57,277

Earnings per Common Share—Basic	$3.64

Earnings per Common Share—Diluted	$3.63

Dividends Declared per Share of Common Stock	$2.35

See notes to financial statements.

Western Asset Mortgage Capital Corporation

Statement of Changes in Stockholders' Equity

(in thousands—except shares and share data)

	Common Stock
			Additional Paid-In Capital	Retained Earnings
	Shares	Par			Total
Balance at January 1, 2012 (commencement of operations)	100	$—	$1	$—	$1
Redemption of common stock	(100)	—	(1)	—	(1)
Proceeds from public offering of common stock, net	21,800,000	218	461,312	—	461,530
Offering costs, public offerings of common stock	—	—	(1,759)	—	(1,759)
Proceeds from private placement of common stock	2,277,830	23	42,588	—	42,611
Warrants	—	—	2,946	—	2,946
Grants of restricted stock	66,114	—	—	—	—
Vesting of restricted stock	—	—	367	—	367
Net income	—	—	—	57,277	57,277
Dividends on common stock	—	—	—	(39,764)	(39,764)

Balance at December 31, 2012	24,143,944	$241	$505,454	$17,513	$523,208

See notes to financial statements.

Western Asset Mortgage Capital Corporation

Statement of Cash Flows

(in thousands)

For the period from May 15, 2012 (commencement of operations) through December 31, 2012
Cash flows from operating activities:
Net income	$57,277
Adjustments to reconcile net income to net cash provided by operating activities:
Premium amortization and (discount accretion), net	16,725
Restricted stock amortization expense	367
Unrealized (gain) loss on Residential mortgage-backed securities and other securities, net	(13,930)
Mark-to-market adjustments on derivative instruments	(1,241)
Other loss on Residential mortgage-backed securities	3,206
Realized (gain) loss on sale of Residential mortgage-backed securities and other securities, net	(20,754)
Changes in operating assets and liabilities:
Increase in accrued interest receivable	(17,361)
Increase in other assets	(244)
Increase in accrued interest payable	6,561
Increase in accounts payable and accrued expenses	988
Increase in payable to related party	1,924

Net cash provided by operating activities	33,518

Cash flows from investing activities:
Purchase of Residential mortgage-backed securities and other securities	(7,798,967)
Proceeds from sale of Residential mortgage-backed securities and other securities	2,490,326
Principal payments and basis recovered on Residential mortgage-backed securities and other securities	105,748
Payment of premium for interest rate swaptions	(13,267)

Net cash used in investing activities	(5,216,160)

Cash flows from financing activities:
Proceeds from issuances of common stock	461,530
Proceeds from private placements of units and common stock (concurrent with initial public offering)	45,557
Payment of offering costs	(1,684)
Redemption of common stock	(1)
Proceeds from repurchase agreement borrowings	14,511,707
Repayments of repurchase agreement borrowings	(9,716,977)
Proceeds from cash overdraft	5,666
Due from counterparties	(54,142)
Dividends on common stock	(12,723)

Net cash provided by financing activities	5,238,933

Net increase in cash and cash equivalents	56,291
Cash and cash equivalents beginning of period	1

Cash and cash equivalents end of period	$56,292

Supplemental disclosure of operating cash flow information:
Interest paid	$4,640

Supplemental disclosure of non-cash financing/investing activities:
Underwriting and offering costs payable	$75

Dividends and distributions declared, not paid	$27,041

See notes to financial statements.

Western Asset Mortgage Capital Corporation

Notes to Financial Statements

(in thousands—except share and per share data)

        The following defines certain of the commonly used terms in these Notes to Financial Statements: "Agency" or "Agencies" refer to a federally chartered corporation, such as the Federal National Mortgage Association ("Fannie Mae" or "FNMA") or the Federal Home Loan Mortgage Corporation ("Freddie Mac" or "FHLMC"), or an agency of the U.S. Government, such as the Government National Mortgage Association ("Ginnie Mae" or "GNMA"); references to "RMBS" refer to residential mortgage-backed securities, "Agency RMBS" refer to RMBS issued or guaranteed by the Agencies while "Non-Agency RMBS "refer to RMBS that are not issued or guaranteed by the Agencies; references to "ARMs" refers to adjustable rate mortgages; and references to "Agency Derivatives" or "Agency Interest-Only Strips" refer to interest-only("IO") and inverse interest-only ("IIO") securities issued as part of or collateralized with Agency RMBS.

Note 1—Organization

        Western Asset Mortgage Capital Corporation (is referred to throughout this report as the "Company") is a residential real estate finance company that invests in residential mortgage assets in the United States. The Company is primarily focused on investing in, financing and managing Agency RMBS. Although the Company's core investment strategy is focused on Agency RMBS, the Company has opportunistically supplemented its portfolio with Non-Agency RMBS and may, in the future, opportunistically invest in commercial mortgage-backed securities ("CMBS") and asset-backed securities ("ABS").

        The Company was organized in the state of Delaware on June 3, 2009. The Company filed a Certificate of Dissolution in Delaware on May 5, 2010 and revoked such dissolution by filing a Certificate of Revocation of Dissolution on March 24, 2011. On March 24, 2011, Western Asset Management Company ("WAM", or the "Manager"), an investment advisor registered with the Securities and Exchange Commission ("SEC"), made a $1,000 initial capital contribution to the Company. WAM is a wholly-owned subsidiary of Legg Mason, Inc. and is the external manager of the Company. The Company intends to elect and qualify to be taxed as a real estate investment trust or "REIT" commencing with its taxable year ended December 31, 2012.

        At December 31, 2011 and through May 14, 2012, the Company complied with the reporting requirements for development stage enterprises and was subject to the risks associated with development stage enterprises. The Company incurred organizational, accounting and offering costs in connection with the Company's initial public offering (the "IPO") of its common stock and concurrent private placements. In accordance with the Management Agreement (as defined herein in Note 8) between the Company and the Manager, the Company reimbursed the Manager for $1.2 million of offering and other related organization costs, which were paid by the Manager, from the proceeds of the IPO and concurrent private placements. The Manager paid all costs in excess of $1.2 million. The Company ceased reporting as a development stage company on May 15, 2012.

Western Asset Mortgage Capital Corporation

Notes to Financial Statements (Continued)

(in thousands—except share and per share data)

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

Classification of mortgage-backed securities and valuations of financial instruments

Mortgage-backed and US Treasury securities—Fair value election

        The Company has elected the fair value option for all of its RMBS and US Treasury securities at the date of purchase, which permits the Company to measure these securities at fair value with the change in fair value included as a component of earnings. In the Manager's view, this election more appropriately reflects the results of the Company's operations for a particular reporting period, as financial asset fair value changes are presented in a manner consistent with the presentation and timing of the fair value changes of economic hedging instruments.

Balance Sheet Presentation

        The Company's mortgage-backed securities purchases and sales are recorded on the trade date, which results in an investment related payable (receivable) for RMBS purchased (sold) for which settlement has not taken place as of the balance sheet date. The Company's RMBS pledged as collateral against borrowings under repurchase agreements are included in residential mortgage-backed securities on the balance sheet, with the fair value of such securities pledged disclosed parenthetically.

Western Asset Mortgage Capital Corporation

Notes to Financial Statements (Continued)

(in thousands—except share and per share data)

Note 2—Summary of Significant Accounting Policies (Continued)

Valuation of financial instruments

        The Company discloses the fair value of its financial instruments according to a fair value hierarchy (Levels I, II, and III, as defined below). In accordance with GAAP, the Company is required to provide enhanced disclosures regarding instruments in the Level III category (which require significant management judgment), including a separate reconciliation of the beginning and ending balances for each major category of assets and liabilities. GAAP establishes a framework for measuring fair value and expands financial statement disclosure requirements for fair value measurements. GAAP further specifies a hierarchy of valuation techniques, which is based on whether the inputs into the valuation technique are observable or unobservable. The hierarchy is as follows:

          Level I—Quoted prices in active markets for identical assets or liabilities.

          Level II—Quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

          Level III—Prices are determined using significant unobservable inputs. In situations where quoted prices or observable inputs are unavailable (for example, when there is little or no market activity for an investment at the end of the period), unobservable inputs may be used.

        The level in the fair value hierarchy within which a fair measurement in its entirety falls is based on the lowest level input that is significant to the fair value measurement in its entirety.

        When available, the Company uses quoted market prices to determine the fair value of an asset or liability. If quoted market prices are not available, the Company consults with independent pricing services or obtains third party broker quotes. If independent pricing service, or third party broker quotes are not available, the Company determines the fair value of the securities using valuation techniques that use, when possible, current market-based or independently-sourced market parameters, such as interest rates.

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

        The Company determines the fair value of derivative financial instruments and obtains quotes from a third party to facilitate the process of determining these fair values.

Western Asset Mortgage Capital Corporation

Notes to Financial Statements (Continued)

(in thousands—except share and per share data)

Note 2—Summary of Significant Accounting Policies (Continued)

        In May 2011, the Financial Accounting Standards Board or FASB issued amendments, which were adopted by the Company, to achieve common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards. New disclosures, with a particular focus on Level III measurement are required. All transfers between Level I and Level II are required to be disclosed. There were no transfers between hierarchy levels during operations for the period from May 15, 2012 (commencement of operations) through December 31, 2012. Information about when the current use of a non-financial asset measured at fair value differs from its highest and best use is to be disclosed. The Company does not hold any Level III assets and therefore, this update has no significant effect on the Company's financial statements.

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

        Any changes to the valuation methodology will be reviewed by the Company to ensure the changes are appropriate. As markets and products develop and the pricing for certain products becomes more transparent, the Company will continue to refine its valuation methodologies. The methods used by the Company may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Company anticipates that its valuation methods will be appropriate and consistent with other market participants, the use of different methodologies, or assumptions, to determine the fair value of certain financial instruments can result in a different estimate of fair value at the reporting date. The Company uses inputs that are current as of the measurement date, which may include periods of market dislocation, during which price transparency may be reduced.

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

Western Asset Mortgage Capital Corporation

Notes to Financial Statements (Continued)

(in thousands—except share and per share data)

Note 2—Summary of Significant Accounting Policies (Continued)

        Interest income on Non-Agency RMBS that are purchased at a discount to par value and/or are rated below AA at the time of purchase is recognized based on the effective yield method. Similar treatment is afforded to the Company's portfolio of Agency Interest-Only Strips that are not classified as derivatives. The effective yield on these securities is based on the projected cash flows from each security, which is estimated based on the Company's observation of the then current information and events and will include assumptions related to interest rates, prepayment rates and the timing and amount of credit losses. On at least a quarterly basis, the Company reviews and, if appropriate, makes adjustments to its cash flow projections based on input and analysis received from external sources, internal models, and its judgment about interest rates, prepayment rates, the timing and amount of credit losses (if applicable), and other factors. Changes in cash flows from those originally projected, or from those estimated at the last evaluation, may result in a prospective change in the yield/interest income recognized on such securities. Actual maturities of the securities are affected by the contractual lives of the associated mortgage collateral, periodic payments of scheduled principal, and prepayments of principal. Therefore, actual maturities of the securities will generally be shorter than stated contractual maturities.

        Based on the projected cash flow of the Non-Agency RMBS purchased at a discount to par value, the Company may designate a portion of such purchase discount as credit protection against future credit losses and, therefore, not accrete such amount into interest income. The amount designated as credit discount may be adjusted over time, based on the actual performance of the security, its underlying collateral, actual and projected cash flow from such collateral, economic conditions and other factors. If the performance of a security with a credit discount is more favorable than forecasted, a portion of the amount designated as credit discount may be accreted into interest income prospectively

        In addition, an other-than-temporary impairment is deemed to have occurred when there is an adverse change in the expected cash flows (principal or interest) to be received and the fair value of the security is less than its carrying amount. In determining whether an adverse change in cash flows occurred, the present value of the remaining cash flows, as estimated at the initial transaction date (or the last date previously revised), is compared to the present value of the expected cash flows at the current reporting date. The estimated cash flows reflect those a "market participant" would use and are discounted at a rate equal to the current yield used to accrete interest income. These adjustments are reflected in the Company's Statement of Operations as Other loss on Residential mortgage-backed securities.

        The determination of whether an other-than-temporary impairment exists is subject to management estimates based on consideration of both factual information available at the time of assessment as well as the Company's estimates of the future performance and projected amount and timing of cash flows expected to be collected on the security. As a result, the timing and amount of an other-than-temporary impairment constitutes an accounting estimate that may change materially over time.

Western Asset Mortgage Capital Corporation

Notes to Financial Statements (Continued)

(in thousands—except share and per share data)

Note 2—Summary of Significant Accounting Policies (Continued)

Due from counterparties/Due to counterparties

        Due from counterparties represents cash posted with its counterparties as collateral for the Company's interest rate swaps, interest rate swaptions and repurchase agreements. Due to counterparties represents cash posted with the Company by its counterparties as collateral under the Company's interest rate swaps, interest rate swaptions and repurchase agreements. Due from counterparties and Due to counterparties are carried at cost, which approximates fair value.

Derivatives and hedging activities

        Subject to maintaining its qualification as a REIT for U.S. federal income tax purposes, the Company utilizes derivative financial instruments, including interest rate swaps, swaptions, U.S. treasuries, to-be-announced securities ("TBAs") and Agency Interest-Only Strips to hedge the interest rate risk associated with its portfolio and related borrowings. Derivatives are used for hedging purposes rather than speculation. The Company determines the fair value of its derivative positions and obtains quotations from a third party to facilitate the process of determining these fair values. If the Company's hedging activities do not achieve the desired results, reported earnings may be adversely affected.

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

        The Company elected not to apply hedge accounting for its derivative instruments and records the change in fair value and net interest rate swap payments (including accrued amounts) related to interest rate swaps in Loss on derivative instruments in its statement of operations.

        The Company also invests in Agency Interest-Only Strips, Agency Inverse Interest-Only Strips, swaptions and TBAs. The Company evaluates the terms and conditions of its holdings of Agency Interest-Only Strips, Agency Inverse Interest-Only Strips, swaptions and TBAs to determine if these instruments have the characteristics of an investment or should be considered a derivative under GAAP. Accordingly, Agency Interest-Only Strips, Agency Inverse Interest-Only Strips, swaptions and TBAs having the characteristics of derivatives are accounted for at fair value with such changes recognized in Loss on derivative instruments in its statement of operations, along with any interest earned (including accrued amounts). The carrying value of these Agency Interest-Only Strips, Agency Inverse Interest-Only Strips, swaptions and TBAs is included in Residential mortgage-backed securities on the balance sheet.

Western Asset Mortgage Capital Corporation

Notes to Financial Statements (Continued)

(in thousands—except share and per share data)

Note 2—Summary of Significant Accounting Policies (Continued)

        The Company evaluates all of our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. Derivative instruments are recorded at fair value and are re-valued at each reporting date, with changes in the fair value together with interest earned (including accrued amounts) reported in loss on derivatives in the statements of operations.

Repurchase agreements

        Mortgage-backed securities sold under repurchase agreements are treated as collateralized financing transactions, unless they meet sales treatment. Securities financed through a repurchase agreement remain on the Company's balance sheet as an asset and cash received from the lender is recorded in the Company's balance sheet as a liability. Interest paid in accordance with repurchase agreements is recorded as interest expense.

        In instances where the Company acquires securities through repurchase agreements with the same counterparty from which the securities were purchased, the Company will account for the purchase commitment and repurchase agreement on a net basis and record a forward commitment to purchase securities as a derivative instrument if the transaction does not comply with the criteria for gross presentation. Such forward commitments will be recorded at fair value with subsequent changes in fair value recognized in income. Additionally, the Company will record the cash portion of its investment in securities as a mortgage-related receivable from the counterparty on its balance sheet. If the transaction complies with the criteria for gross presentation, the Company will record the assets and the related financing on a gross basis in its balance sheet and the corresponding interest income and interest expense in its statement of operations. All of the Company's repurchase agreements are treated as collateralized financing transactions.

Share-based compensation

        The Company accounts for share-based compensation to its independent directors, to its employees, to its Manager and to employees of its Manager and its affiliates using the fair value based methodology prescribed by GAAP. Compensation cost related to restricted common stock issued to the Company's independent directors and employees of the Company is measured at its fair value at the grant date, and amortized into expense over the service period on a straight-line basis. Compensation cost related to restricted common stock issued to the Manager and to employees of the Manager and its affiliates is initially measured at fair value at the grant date, and amortized into expense over the vesting period on a straight-line basis and re-measured on subsequent dates to the extent the awards are unvested.

Western Asset Mortgage Capital Corporation

Notes to Financial Statements (Continued)

(in thousands—except share and per share data)

Note 2—Summary of Significant Accounting Policies (Continued)

Warrants

        The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Financial instruments without these features are recorded as a component of equity. For the Company's warrants, the Company uses a variation of the adjusted Black-Scholes option valuation model to record the financial instruments at their relative fair values at issuance. The warrants issued with the Company's common stock in the private placement to certain accredited institutional investors on May 15, 2012, have been evaluated by the Company and have been recorded at their relative fair value as a component of equity.

Income taxes

        The Company intends to elect and qualify to be taxed as a REIT commencing with its taxable year ended December 31, 2012. Accordingly, the Company will generally not be subject to corporate U.S. federal or state income tax to the extent that the Company makes qualifying distributions to stockholders, and provided that the Company satisfies, on a continuing basis, through actual investment and operating results, the REIT requirements including certain asset, income, distribution and stock ownership tests. If the Company fails to qualify as a REIT, and does not qualify for certain statutory relief provisions, the Company will be subject to U.S. federal, state and local income taxes and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year in which the Company lost its REIT qualification. Accordingly, the failure to qualify as a REIT could have a material adverse impact on the Company's results of operations and amounts available for distribution to stockholders.

        The dividends paid deduction for qualifying dividends paid to stockholders is computed using the Company's taxable income as opposed to net income reported on the financial statements. Taxable income, generally, will differ from net income reported on the financial statements because the determination of taxable income is based on tax provisions and not GAAP.

        The Company may create and elect to treat certain subsidiaries as Taxable REIT Subsidiaries ("TRS"). In general, a TRS may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business. A TRS is subject to U.S. federal, state and local corporate income taxes, and its value may not exceed 25% of the value of the Company. While a TRS will generate net income, a TRS can declare dividends to the Company, which will be included in the Company's taxable income and necessitate a distribution to its stockholders. Conversely, if the Company retains earnings at the TRS level, no distribution is required and it can increase book equity of the consolidated entity. As of December 31, 2012, the Company did not have a TRS, or any other subsidiary.

        The Company evaluates uncertain tax positions, if any, and classifies interest and penalties, if any, related to unrecognized tax benefits as a component of the provision for income taxes.

Western Asset Mortgage Capital Corporation

Notes to Financial Statements (Continued)

(in thousands—except share and per share data)

Note 2—Summary of Significant Accounting Policies (Continued)

Offering costs

        Offering costs borne by the Company in connection with the IPO and concurrent private placements completed on May 15, 2012 as well as its follow-on public stock offering completed on October 3, 2012 are reflected as a reduction of additional paid-in-capital.

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

Comprehensive Income (Loss)

        The Company has none of the components of comprehensive income (loss) and therefore comprehensive income (loss) is not presented.

Accounting standards applicable to emerging growth companies

        The JOBS Act contains provisions that relax certain requirements for "emerging growth companies", which includes the Company. For as long as the Company is an emerging growth company, which may be up to five full fiscal years, unlike other public companies, the Company will not be required to: (i) comply with any new or revised financial accounting standards applicable to public companies until such standards are also applicable to private companies under Section 102(b)(1) of the JOBS Act; (ii) provide an auditor's attestation report on management's assessment of the effectiveness of the Company's system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act; (iii) comply with any new requirements adopted by the PCAOB requiring mandatory audit firm rotation or a supplement to the auditor's report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer; or (iv) comply with any new audit rules adopted by the PCAOB after April 5, 2012, unless the SEC determines otherwise.

Western Asset Mortgage Capital Corporation

Notes to Financial Statements (Continued)

(in thousands—except share and per share data)

Note 2—Summary of Significant Accounting Policies (Continued)

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

Recent accounting pronouncements

Accounting Standards Adopted in 2012

        In April 2011, the Financial Accounting Standards Board ("FASB") amended existing guidance for agreements to transfer financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity. The amendments remove from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee and the collateral maintenance implementation guidance related to that criterion. The guidance became effective for the first interim or annual period beginning on or after December 15, 2011 on a prospective basis. The adoption of this guidance did not have a material impact on the Company's financial statements.

        In May 2011, the Financial Accounting Standards Board, or FASB, issued guidance that clarifies its intent regarding the application of existing fair value measurement requirements including: (i) prohibiting the inclusion of block discounts in all fair value measurements, not just Level I measurements; (ii) adding guidance on when to include other premiums and discounts in fair value measurements; (iii) clarifying that the concepts of "highest and best use" and "valuation premise" apply only when measuring the fair value of non-financial assets; and (iv) adding an exception that allows the measurement of a group of financial assets and liabilities with offsetting risks (a portfolio of derivative contracts) at their net exposure to a particular risk if certain criteria are met. For non-public entities, this guidance is effective for fiscal years beginning after December 15, 2011. The adoption of this guidance did not have a material impact on the Company's financial statements.

Western Asset Mortgage Capital Corporation

Notes to Financial Statements (Continued)

(in thousands—except share and per share data)

Note 2—Summary of Significant Accounting Policies (Continued)

Accounting Standards to be Adopted by us in Future Periods

        In December 2011, the FASB issued guidance requiring additional disclosure information about offsetting and related arrangements. Further in December 2012, the FASB proposed an update intended to address implementation of the December 2011 guidance. In January 2013, the FASB issued guidance to limit the scope of the new balance sheet and offsetting disclosure requirements of prior guidance related to certain derivatives (including bifurcated embedded derivatives,) repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions. Entities will be required to disclose both gross information and net information about both instruments and transactions eligible for offset in the balance sheet as well as instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements and securities lending arrangements. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards. The guidance is effective for periods beginning on or after January 1, 2013 and interim periods within those annual periods. While this guidance may result in certain additional disclosures, it is not expected to have a material impact on the Company's financial statements.

Note 3—Fair Value of Financial Instruments

Fair Value Accounting Elections

        The Company has elected the fair value option for all of its RMBS and as a result, all changes in the fair value of such securities are reflected in the results of operations.

Financial Instruments carried at Fair Value

        The following tables present the Company's financial instruments carried at fair value as of December 31, 2012, based upon the valuation hierarchy (dollars in thousands):

	Fair value
	Level I	Level II	Level III	Total
Assets
Agency RMBS	$—	$5,118,121	$—	$5,118,121
Non-Agency RMBS		19,073		19,073
Agency Interest-Only Strips accounted for as derivatives, included in RMBS	—	75,387	—	75,387

Subtotal		5,212,581		5,212,581
Derivative assets	—	24,344	—	24,344

Total	$—	$5,236,925	$—	$5,236,925

Liabilities
Derivative liabilities	$—	$4,771	$—	$4,771

Total	$—	$4,771	$—	$4,771

Western Asset Mortgage Capital Corporation

Notes to Financial Statements (Continued)

(in thousands—except share and per share data)

Note 3—Fair Value of Financial Instruments (Continued)

        The Company uses third party pricing services to price its RMBS and derivative instruments. Where available, prices from multiple third party pricing services are compared against each other. Where available, third party pricing is compared against bid/offer pricing from broker-dealers. Finally, trade execution prices are compared to the most recently available price from third party pricing services.

Other Fair Value Disclosures

        Cash and cash equivalents as well as Due from counterparties on the Company's balance sheet are reflected at cost which approximates fair value.

        The fair value of the repurchase agreements is based on an expected present value technique. This method discounts future estimated cash flows using rates the Company determined best estimated current market interest rates that would be offered for loans with similar characteristics and credit quality. The use of different market assumptions or estimation methodologies can have a material effect on the fair value amounts. At December 31, 2012, the Company's borrowings under repurchase agreements had a fair value of approximately $4.8 billion and a carrying value of approximately $4.8 billion.

Note 4—Residential Mortgage-Backed Securities

        The following table presents certain information about the Company's investment portfolio at December 31, 2012 (dollars in thousands):

	Principal Balance	Unamortized Premium (Discount), net	Non-Accretable Discount		Amortized Cost	Unrealized Gain (Loss), net	Estimated Fair Value	Net Weighted Average Coupon(1)
Agency RMBS:
20-Year Mortgage	$299,251	$20,460	$		$319,711	$(827)	$318,884	3.2%
30-Year Mortgage	4,180,104	352,378			4,532,482	17,489	4,549,971	3.7%
CMO—Fixed rate	66,000	9,776			75,776	(1,546)	74,230	6.5%
Agency Interest Only-Strips	N/A	N/A			176,093	(1,057)	175,036	4.5	%(2)
Agency Interest-Only Strips, accounted for as derivatives(3)	N/A	N/A			N/A	N/A	75,387	4.9	%(2)
Non-Agency RMBS	37,372	(5,511)		(12,659)	19,202	(129)	19,073	0.5%

Total	$4,582,727	$377,103		$(12,659)	$5,123,264	$13,930	$5,212,581	3.9%

(1)
Net weighted average coupon as of December 31, 2012 is presented, net of servicing and other fees.
(2)
Agency Interest-Only Strips and Agency Interest-Only Strips, accounted for as derivatives have no principal balances and earn contractual interest based on a notional balance. The notional balance is used solely to determine interest distributions on interest-only class of securities.
(3)
Interest on these securities is reported as a component of Loss on derivative instruments.

        Weighted average expected remaining term to the expected maturity of the investment portfolio is 8.8 years.

Western Asset Mortgage Capital Corporation

Notes to Financial Statements (Continued)

(in thousands—except share and per share data)

Note 4—Residential Mortgage-Backed Securities (Continued)

        The components of the carrying value of the Company's investment portfolio are as follows (dollars in thousands):

December 31, 2012
Principal balance	$4,582,727
Amortized cost of IOs and IIOs	176,093
Carrying value of Agency Interest-Only Strips accounted for as derivatives	75,387
Unamortized premium	382,614
Unamortized discount	(5,511)
Non-Accretable discount	(12,659)
Gross unrealized gains	25,395
Gross unrealized losses	(11,465)

Fair value	$5,212,581

        As of December 31, 2012, the Company held Agency RMBS with a fair value of approximately $1.7 billion in an unrealized loss position of approximately $11.3 million. As of December 31, 2012, the Company held Non-Agency RMBS with a fair value of approximately $14.6 million in an unrealized loss position of approximately $136 thousand. As of December 31, 2012, the Company held no investments in an unrealized loss position for greater than one year. At December 31, 2012, the Company did not intend to sell any of its RMBS that were in an unrealized loss position, and it is "more likely than not" that the Company will not be required to sell these RMBS before recovery of their amortized cost basis, which may be at their maturity.

        The Company assesses its Agency RMBS for other-than-temporary impairment on at least a quarterly basis. When the fair value of an investment is less than its amortized cost at the balance sheet date of the reporting period for which impairment is assessed, the impairment is designated as either "temporary" or "other-than-temporary." In deciding on whether or not a security is other than temporarily impaired, the Company considers several factors, including the nature of the investment, communications (if any) from the trustees of securitizations regarding the credit quality of the security, the severity and duration of the impairment, the cause of the impairment, and the Company's intent that it is more likely than not that the Company can hold the security until recovery of its cost basis. The Company's prepayment speed estimate is the primary assumption used to determine other than temporary impairments for the period from May 15, 2012 (commencement of operations) through December 31, 2012. The Company recorded other than temporary impairments for the period from May 15, 2012 (commencement of operations) through December 31, 2012 of $3.2 million with is reported as other loss on RMBS and other securities, net in the Company's statement of operations.

Western Asset Mortgage Capital Corporation

Notes to Financial Statements (Continued)

(in thousands—except share and per share data)

Note 4—Residential Mortgage-Backed Securities (Continued)

        For Non-Agency RMBS that are purchased at a discount to par value and/or are rated below AA at the time of purchase and Agency Interest-Only Strips that are not classified as derivatives, an other-than-temporary impairment is deemed to have occurred when there is an adverse change in the expected cash flows (principal or interest) to be received and the fair value of the beneficial interest is less than its carrying amount. These adjustments are reflected in the Company's Statement of Operations as Other loss on Residential mortgage-backed securities. In determining whether an adverse change in cash flows occurred, the present value of the remaining cash flows, as estimated at the initial transaction date (or the last date previously revised), is compared to the present value of the expected cash flows at the current reporting date. The estimated cash flows reflect those a "market participant" would use and are discounted at a rate equal to the current yield used to accrete interest income.

        The following tables present components of interest income on the Company's Agency RMBS (dollars in thousands).

	For the period from May 15, 2012 (commencement of operations) through December 31, 2012
	Coupon Interest	Net (Premium Amortization/ Amortization Basis) Discount Accretion	Interest Income
Agency RMBS	80,093	(26,908)	53,185
Non-Agency RMBS	10	123	133

Total	80,103	(26,785)	53,318

        The Company sold Agency RMBS and other securities during the period from May 15, 2012 (commencement of operations) through December 31, 2012 for gross proceeds of approximately $2.5 billion realizing net gains of approximately $19.9 million, comprised of gross gains of approximately $23.4 million and gross losses of approximately $3.4 million.

Note 5—Borrowings under Repurchase Agreements

        As of December 31, 2012, the Company had master repurchase agreements with 14 counterparties, and was in discussions with additional counterparties, to finance substantially its entire Agency RMBS portfolio. As of December 31, 2012, the Company had borrowings under repurchase agreements with 14 counterparties. For the period from May 15, 2012 (commencement of operations) through December 31, 2012, the Company had average borrowings under its repurchase agreements of approximately $2.9 billion and had a maximum month-end balance during the period of approximately $4.9 billion.

Western Asset Mortgage Capital Corporation

Notes to Financial Statements (Continued)

(in thousands—except share and per share data)

Note 5—Borrowings under Repurchase Agreements (Continued)

        The repurchase agreements bear interest at a contractually agreed-upon rate and typically have terms ranging from one month to three months. The Company's repurchase agreement borrowings are accounted for as secured borrowings given that the Company maintains effective control of the financed assets. Under the repurchase agreements, the respective lender retains the right to determine the fair value of the underlying collateral. A reduction in the value of pledged assets requires the Company to post additional securities as collateral, pay down borrowings or establish cash margin accounts with the counterparties in order to re-establish the agreed-upon collateral requirements, referred to as margin calls. The inability of the Company to post adequate collateral for a margin call by the counterparty, in a timeframe as short as the close of the same business day, could result in a condition of default under the Company's repurchase agreements, thereby enabling the counterparty to liquidate the collateral pledged by the Company, which may have an adverse effect on the Company's financial condition and results of operations. All of the Company's counterparties are either U.S. financial institutions or the U.S. broker-dealer subsidiaries of foreign financial institutions.

        Further, if the Company is unable to renew, replace or expand repurchase financing with other sources of financing on substantially similar terms it may have an adverse effect on the Company's business and results of operations, due to the long term nature of the Company's investments and relatively short-term maturities of the Company's repurchase agreements. The financial covenants of certain of the repurchase agreements require the Company to maintain certain equity and leverage metrics, the most restrictive of which include a limit on leverage based on the composition of the Company's portfolio. The Company is in compliance with these covenants for the period from May 15, 2012 (commencement of operations) through December 31, 2012 and at December 31, 2012.

        The following table summarizes certain characteristics of the Company's repurchase agreements at December 31, 2012 (dollars in thousands):

RMBS Pledged	Repurchase Agreement Borrowings	Weighted Average Interest Rate on Borrowings Outstanding at end of period	Weighted Average Remaining Maturity (days)
Agency RMBS	$4,794,730	0.48%	19

Total	$4,794,730	0.48%	19

        At December 31, 2012, repurchase agreements collateralized by RMBS had the following remaining maturities.

(dollars in thousands)	Balance
Overnight	$—
1 to 29 days	4,046,307
30 to 59 days	263,981
60 to 89 days	484,442
90 to 119 days	—
Greater than or equal to 120 days	—

Total	$4,794,730

Western Asset Mortgage Capital Corporation

Notes to Financial Statements (Continued)

(in thousands—except share and per share data)

Note 5—Borrowings under Repurchase Agreements (Continued)

        At December 31, 2012, the Company did not have an amount at risk under its repurchase agreements greater than 10% of its equity with any counterparty.

Note 6—Collateral Positions

        The following tables summarize the Company's collateral positions, with respect to its borrowings under repurchase agreements, derivatives and clearing margin account at December 31, 2012 (dollars in thousands):

	Assets Pledged—Fair Value	Accrued Interest	Fair Value of Assets Pledged and Accrued Interest
Assets pledged for borrowings under repurchase agreements:
Agency RMBS	$5,043,824	$67,551	$5,111,375
Cash(1)	35,982		35,982
Cash collateral for derivatives(1):	18,160		18,160

Total	$5,097,966	$67,551	$5,165,517

(1)
Cash posted as collateral is included in Due from counterparties on the Company's balance sheet.

        A reduction in the value of pledged assets typically results in the repurchase agreement counterparties, derivative counterparties and clearing margin counterparties initiating a daily margin call. At December 31, 2012, Agency RMBS held by counterparties as security for repurchase agreements totaled approximately $5.0 billion. Cash collateral held by counterparties at December 31, 2012 was approximately $54.1 million.

Note 7—Derivative Instruments

        The Company's derivatives currently include interest rate swaps ("interest rate swaps"), interest rate swaptions, TBAs and Agency Interest-Only Strips that are classified as derivatives.

Western Asset Mortgage Capital Corporation

Notes to Financial Statements (Continued)

(in thousands—except share and per share data)

Note 7—Derivative Instruments (Continued)

Interest rate swaps and interest rate swaptions

        The Company is exposed to certain risk arising from both its business operations and economic conditions. Specifically, the Company's primary source of debt funding is repurchase agreements and the Company enters into derivative financial instruments to manage exposure to variable cash flows on portions of its borrowings under those repurchase agreements. Since the interest rates on repurchase agreements typically change with market interest rates such as the London interbank offered rate or LIBOR, the Company is exposed to constantly changing interest rates, which accordingly affects cash flows associated with these rates on its borrowings. To mitigate the effect of changes in these interest rates, the Company enters into interest rate swap agreements which help to mitigate the volatility in the interest rate exposures and their related cash flows. Interest rate swaps involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the interest rate swap without exchange of the underlying notional amount.

        While the Company has not elected to account for its interest rate swap derivative instruments as "hedges" under GAAP, it does not use derivatives for speculative purposes, but rather uses such instruments to manage interest rate risk and views them as economic hedges. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings together with or including periodic net interest settlement amounts.

        The Company's interest rate swap, interest rate swaptions and TBA derivative instruments consisted of the following at December 31, 2012 (dollars in thousands):

	Notional Amount	Fair Value, excluding accrued interest	Accrued Interest
Interest rate swaps, assets	$1,827,300	$11,201	$2,519
Interest rate swaptions, assets	520,000	10,087	—
TBA securities, assets	425,000	3,056	—

Total derivative instruments, assets	2,772,300	24,344	2,519

Interest rate swaps, liabilities	984,500	(3,552)	588
TBA securities, liabilities	425,000	(1,219)	—

Total derivative instruments, liabilities	1,409,500	(4,771)	588

Total derivative instruments	$4,181,800	$19,573	$3,107

Western Asset Mortgage Capital Corporation

Notes to Financial Statements (Continued)

(in thousands—except share and per share data)

Note 7—Derivative Instruments (Continued)

        The following table summarizes the average fixed pay rate and average maturity for the Company's interest rate swaps as of December 31, 2012 (excludes interest rate swaptions) (dollars in thousands):

Remaining Interest Rate interest rate swap Term	Notional Amount	Average Fixed Pay Rate	Average Maturity (Years)	Forward Starting
Greater than 1 year and less than 3 years	$762,800	0.4%	2.3	22.7%
Greater than 3 years and less than 5 years	439,500	0.8	4.8	10.2
Greater than 5 years	1,609,500	1.7	10.2	30.1

Total	$2,811,800	1.2%	7.2	25.0%

        The Company's agreements with certain of its interest rate swap counterparties may be terminated at the option of the counterparty if the Company does not maintain certain equity and leverage metrics, the most restrictive of which contain provisions which become more restrictive based upon portfolio composition. Through December 31, 2012, the Company was in compliance with the terms of such financial tests.

        At December 31, 2012, the Company had entered into two swaptions with a notional amount of $445.0 million and $75.0 million that expire in nine months and seven months, respectively. If either is exercised, the Company can enter into a 20 year fixed pay swap agreement and a 10 year fixed pay swap agreement, respectively at a predetermined strike price.

        The Company has minimum collateral posting thresholds with certain of its derivative counterparties, for which it typically pledges cash. As of December 31, 2012, the Company had cash pledged as collateral of approximately $18.2 million, which is reported on the balance sheet as Due from counterparties. The Company has swaps with fair value in an asset position of $681 thousand and $280 thousand and notional balances of $572.0 million and $1.4 billion with two counterparties that are based in England and Switzerland, respectively.

Agency Interest-Only Strips

        The Company also invests in Agency Interest-Only Strips. The Company has evaluated the terms and conditions of its holdings of Agency Interest-Only Strips to determine if these instruments having the characteristics of investments or would be considered derivatives under GAAP. Accordingly, Agency Interest-Only Strips having the characteristics of derivatives have been accounted for at fair value with changes in recognized in Loss on derivative instruments in the Statement of Operations, along with any interest received. The carrying value of these Agency Interest-Only Strips is included in Residential mortgage-backed securities on the balance sheet.

Western Asset Mortgage Capital Corporation

Notes to Financial Statements (Continued)

(in thousands—except share and per share data)

Note 7—Derivative Instruments (Continued)

To-be-announced securities

        The Company also purchased or shorted TBAs. As of December 31, 2012, the Company had contracts to purchase ("long position") and sell ("short position") TBAs on a forward basis. Following is a summary of our long and short TBA positions reported in Derivative assets, at fair value on the balance sheet as of December 31, 2012 (dollars in thousands):

	Notional Amount	Fair Value
Purchase contracts	$425,000	$3,056
Sale contracts	(425,000)	1,219

TBA securities, net	$—	$1,837

	Notional Amount as May 15, 2012 (commencement of operations)	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount as of December 31, 2012
Purchase of TBAs	$—	$425,000	$—	$425,000
Sale of TBAs	$—	$425,000	$—	$425,000

        The below table summarizes the effect of interest rate swaps, swaptions, Agency Interest-Only Strips as derivatives and TBAs reported in Other Loss on derivative instruments on our statement of operations for the period from May 15, 2012 (commencement of operations) through December 31, 2012:

Description	Realized Gain (Loss), net(1)	Contractual interest income (expense), net	Mark-to-market adjustments	Total
Interest rate swaps	$(10,928)	$(6,321)	$7,649	$(9,600)
Interest rate swaptions			(3,180)	(3,180)
Agency Interest-Only Strips and Agency Inverse Interest-Only Strips—accounted for as derivatives	(820)	8,570	(9,913)	(2,163)
TBAs	—	—	1,837	1,837

Total	$(11,748)	$2,249	$(3,607)	$(13,106)

(1)
Contractual interest income (expense), net on derivative instruments includes interest settlement paid or received.

Western Asset Mortgage Capital Corporation

Notes to Financial Statements (Continued)

(in thousands—except share and per share data)

Note 8—Related Party Transactions

Management Agreement

        In connection with the Company's IPO in May 2012, the Company entered into a management agreement (the "Management Agreement") with the Manager, which describes the services to be provided by the Manager and compensation for such services. The Manager is responsible for managing the Company's operations, including: (i) performing all of its day-to-day functions other than those provided by the Company's chief financial officer; (ii) determining investment criteria in conjunction with the board of directors; (iii) sourcing, analyzing and executing investments, asset sales and financings; (iv) performing asset management duties; and (v) performing financial and accounting management, subject to the direction and oversight of the Company's board of directors. Pursuant to the terms of the Management Agreement, the Manager is paid a management fee equal to 1.50% per annum of the Company's stockholders' equity (as defined in the Management Agreement), calculated and payable (in cash) quarterly in arrears. For purposes of calculating the management fee, "stockholders' equity" means the sum of the net proceeds from any issuances of the Company's equity securities since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus retained earnings, calculated in accordance with GAAP, at the end of the most recently completed fiscal quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less any amount paid for repurchases of the Company's shares of common stock, excluding any unrealized gains, losses or other non-cash items, including OTTI charges reported in other loss on RMBS, unrealized gain on RMBS and other securities and non-cash portion of Loss on derivative instruments that have impacted stockholder's equity as reported in the Company's financial statements prepared in accordance with GAAP, regardless of whether such items are included in other comprehensive income or loss, or in net income, and excluding one-time events pursuant to changes in GAAP and certain other non-cash charges after discussions between the Manager and the Company's independent directors and after approval by a majority of the Company's independent directors. However, if the Company's stockholders' equity for any given quarter is negative based on the calculation described above, the Manager will not be entitled to receive any management fee for that quarter.

        In addition, the Company may be required to reimburse the Manager for certain expenses as described below. Expense reimbursements to the Manager are made in cash on a monthly basis following the end of each month. The Company's reimbursement obligation is not subject to any dollar limitation. Because the Manager's personnel perform certain legal, accounting, due diligence tasks and other services that outside professionals or outside consultants otherwise would perform, the Manager may be paid or reimbursed for the documented cost of performing such tasks, provided that such costs and reimbursements are in amounts which are no greater than those which would be payable to outside professionals or consultants engaged to perform such services pursuant to agreements negotiated on an arm's-length basis.

Western Asset Mortgage Capital Corporation

Notes to Financial Statements (Continued)

(in thousands—except share and per share data)

Note 8—Related Party Transactions (Continued)

        The Management Agreement may be amended, supplemented or modified by agreement between the Company and the Manager. The initial term of the Management Agreement expires on May 15, 2015 and it is automatically renewed for one-year terms on each anniversary thereafter unless previously terminated as described below. The Company's independent directors will review the Manager's performance and any fees payable to the Manager annually and, following the initial term, the Management Agreement may be terminated annually upon the affirmative vote of at least two-thirds of the Company's independent directors, based upon: (i) the Manager's unsatisfactory performance that is materially detrimental to the Company; or (ii) the Company's determination that any fees payable to the Manager are not fair, subject to the Manager's right to prevent such termination due to unfair fees by accepting a reduction of management fees agreed to by at least two-thirds (2/3) of the Company's independent directors. The Company will provide the Manager 180 days prior notice of any such termination. Unless terminated for cause, the Company will pay the Manager a termination fee equal to three times the average annual management fee earned by the Manager during the prior 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination.

        The Company may also terminate the Management Agreement at any time, including during the initial term, without the payment of any termination fee, with 30 days prior written notice from the Company's board of directors for cause, which will be determined by a majority of the Company's independent directors, which is defined as: (i) the Manager's continued material breach of any provision of the Management Agreement (including the Manager's failure to comply with the Company's investment guidelines); (ii) the Manager's fraud, misappropriation of funds, or embezzlement against the Company; (iii) the Manager's gross negligence in the performance of its duties under the Management Agreement; (iv) the occurrence of certain events with respect to the bankruptcy or insolvency of the Manager, including an order for relief in an involuntary bankruptcy case or the Manager authorizing or filing a voluntary bankruptcy petition; (v) the Manager is convicted (including a plea of nolo contendere) of a felony; or (vi) the dissolution of the Manager.

        For the period from May 15, 2012 (commencement of operations) through December 31, 2012, the Company incurred approximately $3.1 million in management fees. In addition to the management fee, the Company is also responsible for reimbursing the Manager for certain expenses paid by the Manager on behalf of the Company and for certain services provided by the Manager to the Company. For the period from May 15, 2012 (commencement of operations) through December 31, 2012, the Company recorded expenses included in general and administrative expense totaling approximately $23 thousand related to salary or employee benefits associated with the Company's sole employee paid by the Manager on behalf of the Company. Notwithstanding the foregoing, any such expenses incurred by the Manager and reimbursed by the Company are typically included in the Company's general and administrative expense on its statement of operations, or may be reflected on the balance sheet and associated statement of changes in stockholders' equity, based on the nature of the item. At December 31, 2012, approximately $1.9 million for management fees incurred but not yet paid was included in payable to related party on the balance sheet.

        For the period from May 15, 2012 (commencement of operations) through December 31, 2012, the Company declared dividends to the Manager of $120 thousand, of which $57 thousand were payable at December 31, 2012.

Western Asset Mortgage Capital Corporation

Notes to Financial Statements (Continued)

(in thousands—except share and per share data)

Note 8—Related Party Transactions (Continued)

Offering Costs

        For the period from May 15, 2012 (commencement of operations) through December 31, 2012, the Company was responsible for $1.2 million of offering costs incurred in connection with the Company's IPO of its common stock and concurrent private placements. The Manager agreed to pay for all costs in excess of $1.2 million. In the third quarter, the Company paid the Manager $1.2 million as reimbursement for offering costs previously incurred by the Company with respect to its IPO and paid by the Manager. Underwriting costs of $4.8 million and offering costs of approximately $559 thousand were borne by the Company in connection with its follow-on common stock offering completed in October 2012.

Note 9—Share-Based Payments

        In conjunction with the Company's IPO and concurrent private placement, the Company's board of directors approved the Western Asset Mortgage Capital Corporation Equity Plan (the "Equity Plan") and the Western Asset Manager Equity Plan (the "Manager Equity Plan" and collectively the "Equity Incentive Plans").

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

        On May 15, 2012, the Company granted a total of 4,500 shares (1,500 each) of restricted common stock under the Equity Plan to the Company's three independent directors. These restricted shares will vest in full on the first anniversary of the grant date.

        On June 25, 2012, the Company granted 10,455 shares of restricted common stock to its chief financial officer under the Equity Plan. One-third of these restricted shares vested on January 1, 2013, one-third will vest on January 1, 2014 and the remaining one-third will vest on January 1, 2015.

        The Equity Incentive Plans include provisions for grants of restricted common stock and other equity-based awards to the Manager, its employees and employees of its affiliates and to the Company's directors, officers and employees. The Company can issue up to 3.0% of the total number of issued and outstanding shares of its common stock (on a fully diluted basis) at the time of each award (other than any shares previously issued or subject to awards made pursuant to one of our Equity Incentive Plans) under these Equity Incentive Plans. At May 15, 2012, there were 308,335 shares of common stock initially reserved for issuance under the Equity Incentive Plans. Upon the completion of the October 3, 2012 follow-on common stock offering, the number of shares of common stock available for issuance under the Equity Incentive Plans increased to 722,335, inclusive of the 66,114 enumerated above. The Company recognized stock-based compensation expense of approximately $367 thousand for the period from May 15, 2012 (commencement of operations) through December 31, 2012 and has unamortized compensation expense of approximately $1.2 million at December 31, 2012.

Western Asset Mortgage Capital Corporation

Notes to Financial Statements (Continued)

(in thousands—except share and per share data)

Note 9—Share-Based Payments (Continued)

        All restricted common shares granted possess all incidents of ownership, including the right to receive dividends and distributions, and the right to vote. The award agreements include restrictions whereby the restricted shares cannot be sold, assigned, transferred, pledged, hypothecated or otherwise disposed of prior to the lapse of restrictions under the respective award agreement. The restrictions lapse on the unvested restricted shares awarded when vested, subject to the grantee's continuing to provide services to the Company as of the vesting date. Unvested restricted shares and rights to dividends thereon are forfeited upon termination of grantee.

        The following is a summary of restricted common stock vesting dates as of December 31, 2012:

Vesting Date	Shares Vesting
January 2013	3,485
May 2013	21,553
January 2014	3,485
May 2014	17,053
January 2015	3,485
May 2015	17,053

66,114

        The following table presents information with respect to the Company's restricted stock for the period ended December 31, 2012:

	Shares of Restricted Stock	Weighted Average Grant Date Fair Value(1)
Outstanding at beginning of period	—	$—
Granted	66,114	$19.86
Cancelled/forfeited	—	$—

Outstanding at end of year	66,114	$19.86

Unvested at end of year	66,114	$19.86

(1)
The grant date fair value of restricted stock awards is based on the closing market price of the Company's common stock at the grant date.

Note 10—Shareholders Equity

        On May 9, 2012, the Company entered into: (i) a binding underwriting agreement with a group of underwriters to sell 8.0 million shares of the Company's common stock for $20.00 per share for an aggregate offering price of $160.0 million; (ii) unit purchase agreements, pursuant to a private placement, with certain institutional accredited investors to sell 2,231,787 warrant units for $20.00 per unit for an aggregate offering price of approximately $44.6 million; and (iii) an agreement to sell 46,043 shares of the Company's common stock, for $20.00 per share to our Manager's deferred compensation plan in another private placement for an aggregate offering price of approximately $0.9 million.

Western Asset Mortgage Capital Corporation

Notes to Financial Statements (Continued)

(in thousands—except share and per share data)

Note 10—Shareholders Equity (Continued)

        Each of the aforementioned warrant units consists of one share of the Company's common stock and a warrant to purchase 0.5 of a share of the Company's common stock. At the time of issuance, each warrant had an exercise price of $20.50 per share, subject to adjustment upon the occurrence of customary events triggering an anti-dilution adjustment and certain sales of the Company's common stock (see discussion below). In addition, the warrants are subject to certain limitations on exercise. The warrants expire on May 15, 2019. On October 3, 2012, as a result of the follow-on offering the exercise price of the warrants was reduced from $20.50 to $19.44.

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

        On September 27, 2012, the Company entered into a binding agreement with a group of underwriters to sell an incremental 12.0 million shares of the Company's common stock, effective as of September 28, 2012, which closed on October 3, 2012. The agreement provided the underwriters with the right to purchase an additional 1.8 million shares (15% of 12.0 million) during the succeeding thirty (30) days. The shares were offered to the market at a price of $22.20 per share and the underwriters exercised their option to purchase the incremental 1.8 million shares on September 28, 2012. Net proceeds to the Company were approximately $301.0 million after subtracting underwriting commissions and offering expenses of approximately $4.8 million. In addition the Company incurred offering costs of $559 thousand.

        On November 19, 2012, the Board of Directors of the Company approved the repurchase of up to 2.4 million shares of its common stock through December 31, 2013, either in the open market or through privately-negotiated transactions. The repurchase program is expected to be completed during 2013, and does not obligate the Company to acquire any particular amount of common stock. The Company made no share repurchases in 2012.

Western Asset Mortgage Capital Corporation

Notes to Financial Statements (Continued)

(in thousands—except share and per share data)

Note 11—Net Income per Common Share

        The table below presents basic and diluted net income per share of common stock using the two-class method for the period from May 15, 2012 (commencement of operations) through December 31, 2012 (dollars, other than shares and per share amounts, in thousands):

For the Period from May 15, 2012 (commencement of operations) through December 31, 2012
Numerator:
Net income attributable to common stockholders and participating securities for basic and diluted earnings per share	$57,277
Less:
Dividends and undistributed earnings allocated to participating securities	234

Net income allocable to common stockholders—basic and diluted	$57,043

Denominator:
Weighted average common shares outstanding for basic earnings per share	15,654,453

Weighted average diluted shares outstanding (stock awards)	9,045
Weighted average diluted shares outstanding (warrants)	55,735
Weighted average common shares outstanding for diluted earnings per share	15,719,233

Basic earnings per common share	$3.64

Diluted earnings per common share	$3.63

Western Asset Mortgage Capital Corporation

Notes to Financial Statements (Continued)

(in thousands—except share and per share data)

Note 12—Summarized Quarterly Results (unaudited)

        Revision of Previously Issued Financial Statements for Errors Affecting Certain Items Presented in the Statements of Operations and Statements of Cash Flows

        During the process of preparing its 2012 financial statements, the Company discovered the methodology that was used to accrete interest income and to amortize the cost basis of certain of the Company's residential mortgage backed securities, which was based on a third party vendor's system, as well as the presentation with regard to certain items in its Statement of Cash Flows were not in accordance with GAAP. The Company has evaluated the impact of these errors and has concluded that individually and in the aggregate, these errors were not material to any previously issued financial statements. However, the Company has elected to revise the Statements of Operations for the period from May 15, 2012 (commencement of operations) through June 30, 2012, the quarter ended September 30, 2012 and for the period from May 15, 2012 (commencement of operations) through September 30, 2012, and the Statements of Cash Flows for the period from May 15, 2012 (commencement of operations) through June 30, 2012 and for the period from May 15, 2012 (commencement of operations) through September 30, 2012, when they are next filed in the Company's quarterly financial statements on Form 10-Q for the quarters ending June 30, 2013 and September 30, 2013 to correct these errors. In addition, the Company has reflected the revisions for these errors in the quarterly tables below. The corrections resulted in a reclassification of a portion of the Company's previously reported net interest income to realized and unrealized gains, and certain amounts previously reflected in operating cash flows to investing cash flows (as indicated in the tables below). These revisions had no effect on net income, shareholders' equity, net change in cash, or total assets, of the Company reported for the respective periods.

Western Asset Mortgage Capital Corporation

Notes to Financial Statements (Continued)

(in thousands—except share and per share data)

Note 12—Summarized Quarterly Results (Continued)

        Statements of Operations for the period from May 15, 2012 (commencement of operations) through June 30, 2012 and for the quarter ended September 30, 2012:

	Period from May 15, 2012 (commencement of operations) through June 30, 2012			Quarter ended September 30, 2012
Amounts in thousands, except share and per share amounts	As Originally Reported	Adjustments	Revised	As Originally Reported	Adjustments	Revised
Net interest income:
Interest income	$6,850	$233	$7,083	$14,688	$(1,701)	$12,987
Interest expense	725	—	725	1,935	—	1,935

Net interest income	6,125	233	6,358	12,753	(1,701)	11,052

Other Income (loss):
Interest income on cash balances	—	—	—	2	—	2
Realized gain on sale of residential mortgage-backed securities, net	1,120	37	1,157	6,454	181	6,635
Other loss on residential mortgage-backed securities	(605)	518	(87)	(5,545)	4,193	(1,352)
Unrealized gain on residential mortgage-backed securities, net	3,925	(942)	2,983	28,329	(2,104)	26,225
Loss on derivative instruments, net	(5,313)	154	(5,159)	(11,676)	(569)	(12,245)

Other Income, net	(873)	(233)	(1,106)	17,564	1,701	19,265

Operating Expenses:
General and administrative	584	—	584	1,321	—	1,321
Management fee—related party	407	—	407	802	—	802

Total Operating Expenses	991	—	991	2,123	—	2,123

Net income available to Common Stock and Participating Securities	$4,261	—	$4,261	$28,194	$—	$28,194

Earnings per share
Net income attributable to common and participating shareholders (basic)	$0.41	$—	$0.41	$2.73	$—	$2.73

Net income attributable to shareholders (diluted)	$0.41	$—	$0.41	$2.72	$—	$2.72

Western Asset Mortgage Capital Corporation

Notes to Financial Statements (Continued)

(in thousands—except share and per share data)

Note 12—Summarized Quarterly Results (Continued)

        Statement of Operations for the period from May 15, 2012 (commencement of operations) through September 30, 2012:

Amounts in thousands, except share and per share amounts	As Originally Reported for the period from May 15, 2012 (commencement of operations) through September 30, 2012	Adjustments	Revised for the period from May 15, 2012 (commencement of operations) through September 30, 2012
Net interest income:
Interest income	$21,538	$(1,468)	$20,070
Interest expense	2,660	—	2,660

Net interest income	18,878	(1,468)	17,410

Other Income (loss):
Interest income on cash balances	2	—	2
Realized gain on sale of residential mortgage-backed securities, net	7,574	218	7,792
Other loss on residential mortgage-backed securities	(6,150)	4,711	(1,439)
Unrealized gain on residential mortgage-backed securities, net	32,254	(3,046)	29,208
Loss on derivative instruments, net	(16,989)	(415)	(17,404)

Other Income, net	16,691	1,468	18,159

Operating Expenses:
General and administrative	1,905	—	1,905
Management fee—related party	1,209	—	1,209

Total Operating Expenses	3,114	—	3,114

Net income available to Common Stock and Participating Securities	$32,455	—	$32,455

Earnings per share
Net income attributable to common and participating shareholders (basic)	$3.14	$—	$3.14

Net income attributable to shareholders (diluted)	$3.14	$—	$3.14

Western Asset Mortgage Capital Corporation

Notes to Financial Statements (Continued)

(in thousands—except share and per share data)

Note 12—Summarized Quarterly Results (Continued)

        Statement of Cash Flows (summarized) for the periods from May 15, 2012 (commencement of operations) through June 30, 2012 and from May 15, 2012 (commencement of operations) through September 30, 2012:

	Period from May 15, 2012 (commencement of operations) through June 30, 2012			Period from May 15, 2012 (commencement of operations) through September 30, 2012
Amounts in thousands	As Originally Reported	Adjustments	Revised	As Originally Reported	Adjustments	Revised
Statement of Cash Flows (effect on individual line items)
Net income	$4,261	$—	$4,261	$32,455	$—	$32,455
Adjustments to reconcile net income to net cash provided by operating activities:
Premium amortization and (discount accretion), net	2,198	(631)	1,567	9,054	(2,824)	6,230
Unrealized (gain) loss on Residential mortgage-backed securities and other securities, net	(3,925)	942	(2,983)	(32,254)	3,046	(29,208)
Mark-to-market adjustments on derivative instruments	5,409	(140)	5,269	17,076	(460)	16,616
Other loss on Residential mortgage-backed securities	605	(518)	87	6,150	(4,711)	1,439
Realized (gain) loss on sale of Residential mortgage-backed securities and other securities, net	(1,120)	(37)	(1,157)	(7,574)	(218)	(7,792)
All other Items	(5,735)	—	(5,735)	(3,836)	—	(3,836)

Net cash provided by operating activities	1,693	(384)	1,309	21,071	(5,167)	15,904

Cash flows from investing activities:
Principal payments and basis recovered on Residential mortgage-backed securities and other securities	8,015	384	8,399	35,619	5,167	40,786
All other items	(1,921,286)	—	(1,921,286)	(2,143,351)	—	(2,143,351)

Net cash used in investing activities	(1,913,271)	384	(1,912,887)	(2,107,732)	5,167	(2,102,565)

Cash flows from financing activities:
All items	1,938,358	—	1,938,358	2,106,119	—	2,106,119

Net cash provided by financing activities	1,938,358	—	1,938,358	2,106,119	—	2,106,119

Net increase in cash and cash equivalents	26,780	—	26,780	19,458	—	19,458
Cash and cash equivalents beginning of period	1	—	1	1	—	1

Cash and cash equivalents end of period	$26,781	$—	$26,781	$19,459	$—	$19,459

Western Asset Mortgage Capital Corporation

Notes to Financial Statements (Continued)

(in thousands—except share and per share data)

Note 12—Summarized Quarterly Results (Continued)

Summarized Quarterly Results

	For the period from May 15, 2012 (commencement of operations) through June 30, 2012, as Revised
		Quarter Ended
		September 30, 2012, as Revised	December 31, 2012
Net Interest Income:
Interest income	$7,083	$12,987	$33,248
Interest expense	725	1,935	5,434

Net Interest Income	6,358	11,052	27,814

Other Income (Loss):
Interest income on cash balances	—	2	9
Realized gain on sale of Residential mortgage-backed securities and other securities, net	1,157	6,635	12,962
Other loss on Residential mortgage-backed securities	(87)	(1,352)	(1,767)
Unrealized gain (loss) on Residential mortgage-backed securities and other securities, net	2,983	26,225	(15,278)
Gain (loss) on derivative instruments, net	(5,159)	(12,245)	4,298

Other Income (loss), net	(1,106)	19,265	224

Operating Expenses:
General and administrative	584	1,321	1,292
Management fee—related party	407	802	1,924

Total Operating Expenses	991	2,123	3,216

Net income available to Common Stock and participating securities	$4,261	$28,194	$24,822

Earnings per Common Share—Basic	$0.41	$2.73	$1.04

Earnings per Common Share—Diluted	$0.41	$2.72	$1.04

Dividends Declared per Share of Common Stock	$0.38	$0.85	$1.12

Western Asset Mortgage Capital Corporation

Notes to Financial Statements (Continued)

(in thousands—except share and per share data)

Note 13—Income Taxes

        Based on the Company's analysis of any potential uncertain income tax positions, the Company concluded that it does not have any uncertain tax positions that meet the recognition or measurement criteria as of December 31, 2012. In the event that the Company incurs income tax related interest and penalties, the Company's policy is to classify them as a component of provision for income taxes.

Note 14—Contingencies

        From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. Management is not aware of any material contingencies at December 31, 2012.

Note 15—Subsequent Events

        On March 1, 2013, the Company granted 10,559 shares of restricted common stock to its chief financial officer under the Equity Plan. One-third of these restricted shares vest on January 1, 2014, one-third vest on January 1, 2015 and the remaining one-third vest on January 1, 2016.

        On March 1, 2013, the Company granted 150,000 shares of restricted common stock to its Manager under the Manager Equity Plan. One-third of these restricted shares vest on March 1, 2014, one-third vest on March 1, 2015 and the remaining one-third vest on March 1, 2016.

        On April 1, 2013, the Company declared a dividend of $0.95 per share payable to shareholders of record as of April 12, 2013 and payable on April 30, 2013.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

ITEM 9A.    Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures

        A review and evaluation was performed by the Company's management, including the Company's Chief Executive Officer (the "CEO") and Chief Financial Officer (the "CFO"), of the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2012, the end date of the period covered by this annual report on Form 10-K. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company's periodic reports.

        As described below, management has identified a material weakness in the Company's internal control over financial reporting. Internal control over financial reporting is an integral component of the Company's disclosure controls and procedures. Solely as a result of this material weakness, the Company's management, including the CEO and CFO, have concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2012.

(b)
Internal Control Over Financial Reporting

        Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company's principal executive and principal financial officers and effected by the Company's board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP, and includes those policies and procedures that:

  •
  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

  •
  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

  •
  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

        Because this annual report on Form 10-K is the first such annual report required to be filed by the Company pursuant to Section 13(d) of the Exchange Act, the Company is not required to include herein a report of management's assessment regarding the Company's internal control over financial reporting or an attestation report of the Company's independent registered public accounting firm. As a result, neither such report has been included herein. However, in assessing the Company's disclosure controls and procedures as of December 31, 2012, the Company identified a material weakness in the Company's internal control over financial reporting as described below.

        A "material weakness" is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

        In connection with the preparation of the Company's financial statements included in this annual report on Form 10-K, the Company discovered that the methodology used to accrete interest income and to amortize the cost basis of certain of the Company's investments in RMBS did not comply with GAAP. In order to correct these errors, the Company has reclassified a portion of the Company's net interest income to both realized and unrealized gains.

        Following the identification of the errors described above, the Company determined that a material weakness existed in the Company's internal control over financial reporting as of December 31, 2012 attributable to management's supervision, review and acceptance procedures with respect to the above-described third-party vendor's methodology for and computation of interest income accretion and amortization of the cost basis of certain of the Company's investments in RMBS.

        The Company is in the process of designing procedures to remediate the material weakness which are expected to include confirming on no less than a quarterly basis: (i) the accuracy of prepayments speeds provided by the Company and utilized by its third party vendor; (ii) the implementation, application and methodology used by its third party vendor for purposes of calculating interest income accretion or amortization of the cost basis for each category of RMBS in the investment portfolio of the Company; (iii) that the aforementioned calculations have been done appropriately by recalculating the applicable interest income accretion or amortization of cost basis for a sample of each category of RMBS; and (iv) review portfolio reports provided by its third party vendor in order to identify exceptions and inconsistencies. The Company believes that the new procedures, when implemented will remediate the material weakness described above. However, the Company cannot provide any assurance that these remediation efforts will be successful or that its internal control over financial reporting will be effective as a result of these efforts.

ITEM 9B.    Other Information

        None.

ITEM 10.    Directors, Executive Officers and Corporate Governance

        The information regarding the Company's directors, executive officers and certain other matters required by Item 401 of Regulation S-K is incorporated herein by reference to the Company's proxy statement relating to its annual meeting of stockholders to be held on or about June 7, 2013 (the "Proxy Statement"), to be filed with the SEC within 120 days after December 31, 2012.

        The information regarding compliance with Section 16(a) of the Exchange Act required by Item 405 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2012.

        The information regarding the Company's Code of Business Conduct and Ethics required by Item 406 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2012.

        The information regarding certain matters pertaining to the Company's corporate governance required by Item 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2012.

ITEM 11.    Executive Compensation.

        The information regarding executive compensation and other compensation related matters required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2012.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder

        The tables on equity compensation plan information and beneficial ownership of the Company required by Items 201(d) and 403 of Regulation S-K are incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2012.

ITEM 13.    Certain Relationships and Related Transactions and Director Independence

        The information regarding transactions with related persons, promoters and certain control persons and director independence required by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2012.

ITEM 14.    Principal Accounting Fees and Services

        The information concerning principal accounting fees and services and the Audit Committee's pre-approval policies and procedures required by Item 9(e) of Schedule 14A is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2012.

ITEM 15.    Exhibits

        Documents filed as part of this report:

  1)
  Financial Statements

WESTERN ASSET MORTGAGE CAPITAL CORPORATION
Balance Sheets as of December 31, 2012 and 2011
Statement of Operations for the period from May 15, 2012 (commencement of operations) to December 31, 2012
Statement of Changes in Stockholders' Equity for the period from January 1, 2012 to December 31, 2012
Statement of Cash Flow for the period from May 15, 2012 (commencement of operations) to December 31, 2012
Notes to Financial Statements

        All financial statement schedules have been omitted because the required information is not applicable or deemed not material, or the required information is presented in the financial statements and/or in the notes to financial statements.

  2)
  Exhibits

        The following exhibits are filed as part of this report.

Exhibit No.		Description
3.1	*	Amended and restated certificate of incorporation of Western Asset Mortgage Capital Corporation, incorporated by reference to Exhibit 3.1 to Amendment No. 10 Form S-11 (Registration Statement No. 333-159962), filed May 8, 2012

3.2	*	Amended and restated bylaws of Western Asset Mortgage Capital Corporation, incorporated by reference to Exhibit 3.2 to Amendment No. 10 Form S-11 (Registration Statement No. 333-159962), filed May 8, 2012

4.1	*	Specimen Common Stock Certificate of Western Asset Mortgage Capital Corporation, incorporated by reference to Exhibit 4.1 to Amendment No. 10 Form S-11 (Registration Statement No. 333-159962), filed May 8, 2012

10.1	*	Form of Unit Purchase Agreement between Western Asset Mortgage Capital Corporation and certain institutional accredited investors, incorporated by reference to Exhibit 10.1 to Amendment No. 9 Form S-11 (Registration Statement No. 333-159962), filed April 30, 2012.

10.2	*	Form of Warrant, incorporated by reference to Exhibit 10.2 to Amendment No. 9 Form S-11 (Registration Statement No. 333-159962), filed April 30, 2012.

10.3	*	Management Agreement, dated May 9, 2012, between Western Asset Mortgage Capital Corporation and Western Asset Management Company, incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q, filed August 14, 2012.

10.4	*	Registration Rights Agreement, dated May 15, 2012, among Western Asset Mortgage Capital Corporation, Western Asset Management Company and certain individual holders named therein, incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q, filed August 14, 2012.

Exhibit No.		Description
10.5	*	Western Asset Mortgage Capital Corporation Equity Plan, incorporated by reference to Exhibit 10.5 to Amendment No. 9 Form S-11 (Registration Statement No. 333-159962), filed April 30, 2012.

10.6	*	Western Asset Mortgage Capital Corporation Manager Equity Plan, incorporated by reference to Exhibit 10.6 to Amendment No. 9 Form S-11 (Registration Statement No. 333-159962), filed April 30, 2012.

10.7	*	Form of Indemnification Agreement between Western Asset Mortgage Capital Corporation and a director, incorporated by reference to Exhibit 10.7 to Amendment No. 9 Form S-11 (Registration Statement No. 333-159962), filed April 30, 2012.

10.8	*	Restricted Stock Award Agreement, dated May 15, 2012, for Western Asset Management Company, incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q, filed August 14, 2012.

10.9	*	Form of Restricted Stock Award Agreement for independent directors, incorporated by reference to Exhibit 10.2 to the Form S-8 dated May 15, 2012 (File No. 1-35543).

31.1		Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.

31.2		Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.

32.1		Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

101.INS	**	XBRL Instance Document

101.SCH	**	XBRL Taxonomy Extension Schema Document

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document

*
Fully or partly previously filed.

**
These interactive data files are furnished and not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, and are not deemed filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under those sections.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN ASSET MORTGAGE CAPITAL CORPORATION
By:	/s/ GAVIN L. JAMES Gavin L. James President, Chief Executive Officer and Director
April 8, 2013

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ GAVIN L. JAMES Gavin L. James President, Chief Executive Officer and Director (Principal Executive Officer)
April 8, 2013
By:	/s/ STEVEN M. SHERWYN Steven M. Sherwyn Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
April 8, 2013
By:	/s/ JAMES W. HIRSCHMANN III James W. Hirschmann III Director
April 8, 2013
By:	/s/ EDWARD D. FOX JR. Edward D. Fox Jr. Director
April 8, 2013

By:	/s/ RICHARD ROLL Richard Roll Director
April 8, 2013
By:	/s/ M. CHRISTIAN MITCHELL M. Christian Mitchell Director
April 8, 2013