Form 10-Q
period 2013-03-31
Western Asset Mortgage Capital Corp
filed 2013-05-15
CIK 1465885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

As of May 13, 2013, there were 24,304,503 shares, par value $0.01, of the registrant’s common stock issued and outstanding.

Western Asset Mortgage Capital Corporation

Balance Sheets (Unaudited)

(in thousands—except share and per share data)

	March 31, 2013	December 31, 2012

Assets:
Cash and cash equivalents	$3,947	$56,292
Residential mortgage-backed securities, at fair value ($4,341,535 and $5,043,824 pledged as collateral, at fair value, respectively)	4,375,316	5,212,581
Linked transactions, net, at fair value	22,844	-
Investment related receivables	300,365	-
Accrued interest receivable	15,322	17,361
Due from counterparties	39,346	54,142
Derivative assets, at fair value	32,449	24,344
Other assets	329	244
Total Assets	$4,789,918	$5,364,964

Liabilities and Stockholders’ Equity:
Liabilities:
Borrowings under repurchase agreements	$4,054,930	$4,794,730
Accrued interest payable	6,944	6,561
Investment related payables	219,704	-
Derivative liabilities, at fair value	9,698	4,771
Cash overdraft payable	-	5,666
Accounts payable and accrued expenses	1,542	988
Underwriting and offering costs payable	8	75
Payable to related party	2,113	1,924
Dividend payable	-	27,041
Total Liabilities	4,294,939	4,841,756

Commitments and contingencies

Stockholders’ Equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, 24,304,503 and 24,143,944 shares issued and outstanding, respectively	243	241
Preferred stock, $0.01 par value, 100,000,000 shares authorized and no shares outstanding	-	-
Additional paid-in capital	505,722	505,454
Retained earnings (Accumulated Deficit)	(10,986)	17,513
Total Stockholders’ Equity	494,979	523,208
Total Liabilities and Stockholders’ Equity	$4,789,918	$5,364,964

See notes to unaudited financial statements.

Western Asset Mortgage Capital Corporation

Statement of Operations (Unaudited)

(in thousands—except share and per share data)

For the three months ended March 31, 2013

Net Interest Income:
Interest income	$33,750
Interest expense	5,181
Net Interest Income	28,569

Other Income (Loss):
Interest income on cash balances and other income	33
Realized loss on sale of Residential mortgage-backed securities and other securities, net	(11,660)
Other loss on Residential mortgage-backed securities	(2,268)
Unrealized loss on Residential mortgage-backed securities and other securities, net	(54,759)
Gain on linked transactions, net	596
Gain on derivative instruments, net	14,840
Other Income (Loss), net	(53,218)

Operating Expenses:
General and administrative (includes $286 non-cash stock based compensation)	1,737
Management fee – related party	2,113
Total Operating Expenses	3,850

Net loss to Common Stock and participating securities	$(28,499)

Net Loss per Common Share – Basic	$(1.18)
Net Loss per Common Share - Diluted	$(1.18)
Dividends Declared per Share of Common Stock	$-

See notes to unaudited financial statements.

Western Asset Mortgage Capital Corporation

Statement of Changes in Stockholders’ Equity (Unaudited)

(in thousands—except shares and share data)

	Common Stock		Additional Paid-	Retained Earnings (Accumulated
	Shares	Par	In Capital	Deficit)	Total
Balance at December 31, 2012	24,143,944	$241	$505,454	$17,513	$523,208
Grants of restricted stock	160,559	2	(2)	-	-
Vesting of restricted stock	-	-	270	-	270
Net loss	-	-	-	(28,499)	(28,499)
Balance at March 31, 2013	24,304,503	$243	$505,722	$(10,986)	$494,979

See notes to unaudited financial statements.

Western Asset Mortgage Capital Corporation

Statement of Cash Flows (Unaudited)

(in thousands)

For the three months ended March 31, 2013
Cash flows from operating activities:
Net loss	$(28,499)
Adjustments to reconcile net loss to net cash provided by operating activities:
Premium amortization and (discount accretion), net	8,625
Restricted stock amortization expense	270
Unrealized loss on Residential mortgage-backed securities and other securities, net	54,759
Mark-to-market adjustments on linked transactions	(579)
Mark-to-market adjustments on derivative instruments	1,097
Other loss on Residential mortgage-backed securities	2,268
Realized loss on sale of Residential mortgage-backed securities and other securities, net	11,660
Realized loss on sale of Agency Interest-Only Strips accounted for as derivatives, net	99
Realized loss on TBAs, net	(601)
Changes in operating assets and liabilities:
Decrease in accrued interest receivable	2,039
Increase in other assets	(85)
Increase in accrued interest payable	383
Increase in accounts payable and accrued expenses	554
Increase in payable to related party	189
Net cash provided by operating activities	52,179

Cash flows from investing activities:
Purchase of Residential mortgage-backed securities	(931,007)
Purchase of securities underlying linked transactions	(66,704)
Proceeds from sale of Residential mortgage-backed securities	1,528,357
Principal payments and basis recovered on Residential mortgage-backed securities	79,493
Principal payments on securities underlying linked transactions	569
Payment of premium for option derivatives	(4,675)
Premium received from option derivatives	3,750
Net settlements of TBAs	601
Payment of premium for interest rate swaption	(1,000)
Net cash provided by investing activities	609,384

Cash flows from financing activities:
Payment of offering costs	(67)
Proceeds from repurchase agreement borrowings	11,203,749
Proceeds from repurchase agreements underlying linked transactions	47,895
Repayments of repurchase agreement borrowings	(11,943,549)
Repayments of repurchase agreements underlying linked transactions	(4,025)
Repayment of cash overdraft	(5,666)
Due from counterparties	14,796
Dividends on common stock	(27,041)
Net cash used in financing activities	(713,908)

Net decrease in cash and cash equivalents	(52,345)
Cash and cash equivalents beginning of period	56,292
Cash and cash equivalents end of period	$3,947

Supplemental disclosure of operating cash flow information:
Interest paid	$7,090
Supplemental disclosure of non-cash financing/investing activities:
Mortgage-backed securities sold, not settled	$300,365
Mortgage-backed securities purchased, not settled	$(219,704)

See notes to unaudited financial statements.

Western Asset Mortgage Capital Corporation

Notes to Financial Statements (Unaudited)

(in thousands- except share and per share data)

The following defines certain of the commonly used terms in these Notes to Financial Statements: “Agency” or “Agencies” refer to a federally chartered corporation, such as the Federal National Mortgage Association (“Fannie Mae” or “FNMA”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac” or “FHLMC”), or an agency of the U.S. Government, such as the Government National Mortgage Association (“Ginnie Mae” or “GNMA”); references to “RMBS” refer to residential mortgage-backed securities, “Agency RMBS” refer to RMBS issued or guaranteed by the Agencies while “Non-Agency RMBS “ refer to RMBS that are not issued or guaranteed by the Agencies; references to “ARMs” refers to adjustable rate mortgages; and references to “Agency Derivatives” or “Agency Interest-Only Strips” refer to interest-only(“IO”) and inverse interest-only (“IIO”) securities issued as part of or collateralized with Agency RMBS.

Note 1 – Organization

Western Asset Mortgage Capital Corporation (is referred to throughout this report as the “Company”) is a residential real estate finance company that invests in residential mortgage assets in the United States.  The Company is primarily focused on investing in, financing and managing Agency RMBS. Although the Company’s core investment strategy is focused on Agency RMBS, the Company has opportunistically supplemented its portfolio with Non-Agency RMBS and may, in the future, opportunistically invest in commercial mortgage-backed securities (“CMBS”) and asset-backed securities (“ABS”).

The Company was organized in the state of Delaware on June 3, 2009. The Company filed a Certificate of Dissolution in Delaware on May 5, 2010 and revoked such dissolution by filing a Certificate of Revocation of Dissolution on March 24, 2011. On March 24, 2011, Western Asset Management Company (“WAM”, or the “Manager”), an investment advisor registered with the Securities and Exchange Commission (“SEC”), made a $1,000 initial capital contribution to the Company. WAM is a wholly-owned subsidiary of Legg Mason, Inc. and is the external manager of the Company. The Company intends to elect and qualify to be taxed as a real estate investment trust or “REIT” commencing with its taxable year ended December 31, 2012.

At December 31, 2011 and through May 14, 2012, the Company complied with the reporting requirements for development stage enterprises and was subject to the risks associated with development stage enterprises. The Company completed its initial public offering and began its core operation on May 15, 2012. The Company incurred organizational, accounting and offering costs in connection with the Company’s initial public offering (the “IPO”) of its common stock and concurrent private placements. In accordance with the Management Agreement (as defined herein in Note 9) between the Company and the Manager, the Company reimbursed the Manager for $1.2 million of offering and other related organization costs, which were paid by the Manager, from the proceeds of the IPO and concurrent private placements. The Manager paid all costs in excess of $1.2 million. The Company ceased reporting as a development stage company on May 15, 2012.

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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary have been made to present fairly the Company’s financial position, results of operations and cash flows.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with Article 10 of Regulation S-X and the instructions to Form 10-Q.  These financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission (“SEC”) on April 9, 2013.  The results of operations for the period ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year or any future period.

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

Balance Sheet Presentation

The Company’s mortgage-backed securities purchases and sales are recorded on the trade date, which results in an investment related payable (receivable) for RMBS purchased (sold) for which settlement has not taken place as of the balance sheet date. The Company’s RMBS pledged as collateral against borrowings under repurchase agreements, and that are not accounted for as linked transactions, described below, are included in residential mortgage-backed securities on the Balance Sheets, with the fair value of such securities pledged disclosed parenthetically.

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

Level III — Prices are determined using significant unobservable inputs. In situations where quoted prices or observable inputs are unavailable, for example, when there is little or no market activity for an investment at the end of the period, unobservable inputs may be used.

The level in the fair value hierarchy within which a fair measurement in its entirety falls is based on the lowest level input that is significant to the fair value measurement in its entirety.

When available, the Company uses quoted market prices to determine the fair value of an asset or liability. If quoted market prices are not available, the Company consults with independent pricing services or obtains third party broker quotes. If independent pricing service, or third party broker quotes are not available, the Company determines the fair value of the securities using valuation techniques that use, when possible, current market-based or independently-sourced market parameters, such as interest rates and when applicable, estimates of prepayment and credit losses.

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

While linked transactions, described below, are treated as derivatives for GAAP, the securities underlying the Company’s linked transactions are valued using similar techniques to those used for the Company’s securities portfolio. The value of the underlying security is then netted against the carrying amount (which approximates fair value) of the repurchase agreement at the valuation date. Additionally, TBA instruments are similar in form to the Company’s Agency RMBS portfolio, and the Company therefore estimates fair value based on similar methods.

The Company determines the fair value of derivative financial instruments by obtaining quotes from a third party pricing service, whose pricing is subject to review by the Manager’s pricing committee. In valuing its interest rate derivatives, such as swaps and swaptions, the Company considers the creditworthiness of both the Company and its counterparties, along with collateral provisions contained in each derivative agreement, from the perspective of both the Company and its counterparties. All of the Company’s derivatives are subject to bilateral collateral arrangements. The Company also has netting arrangements in place with all derivative counterparties pursuant to standard documentation developed by the International Swap and Derivatives Association. Consequently, no credit valuation adjustment was made in determining the fair value of interest rate derivatives,

In May 2011, the Financial Accounting Standards Board or FASB issued amendments, which were adopted by the Company, to achieve common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards. New disclosures, with a particular focus on Level III measurement are required. All transfers between Level I and Level II are required to be disclosed. There were no transfers between hierarchy levels during operations for the three months ended March 31, 2013.  Information about when the current use of a non-financial asset measured at fair value differs from its highest and best use is to be disclosed.

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

Interest income recognition and Impairment

Agency RMBS and Non-Agency RMBS rated AA and higher at the time of purchase

Interest income on mortgage-backed securities is accrued based on the respective outstanding principal balances and corresponding contractual terms. Premiums and discounts associated with Agency RMBS and Non-Agency RMBS rated AA and higher at the time of purchase, are amortized into interest income over the estimated life of such securities using the effective yield method. Adjustments to premium and discount amortization are made for actual prepayment activity.  The Company estimates prepayments at least quarterly for its securities and as a result, if prepayments increase (or are expected to increase), the Company will accelerate the rate of amortization on premiums or discounts and make a retrospective adjustment to historical amortization.  Alternatively, if prepayments decrease (or are expected to decrease) the Company will reduce the rate of amortization on the premiums or discounts and make a retrospective adjustment to historical amortization.

The Company assesses its Agency RMBS and Non-Agency RMBS rated AA and higher at the time of purchase for other-than-temporary impairment on at least a quarterly basis. When the fair value of an investment is less than its amortized cost at the balance sheet date of the reporting period for which impairment is assessed, the impairment is designated as either “temporary” or “other-than-temporary.” In deciding on whether or not a security is other than temporarily impaired, the Company considers several factors, including the nature of the investment, communications (if any) from the trustees of securitizations regarding the credit quality of the security, the severity and duration of the impairment, the cause of the impairment, the Company does not intend to sell the security and that it is more likely than not that the Company will not be required to sell the security before recovery of its cost basis.

The determination as to whether an other-than-temporary impairment exists is subject to management estimates based on consideration of both factual information available at the time of assessment as well as the Company’s estimates of the future performance and projected amount and timing of cash flows expected to be collected on the security. As a result, the timing and amount of an other-than-temporary impairment constitutes an accounting estimate that may change materially over time.

Non-Agency RMBS that are purchased at a discount to par value and are rated below AA at the time of purchase and Agency Interest-Only Strips that are not classified as derivatives

Interest income on Non-Agency RMBS that are purchased at a discount to par value and are rated below AA at the time of purchase and Agency Interest-Only Strips that are not classified as derivatives are recognized based on the effective yield method.  The effective yield on these securities is based on the projected cash flows from each security, which is estimated based on the Company’s observation of the then current information and events and will include assumptions related to interest rates, prepayment rates and the timing and amount of credit losses.  On at least a quarterly basis, the Company reviews and, if appropriate, makes adjustments to its cash flow projections based on input and analysis received from external sources, internal models, and its judgment about interest rates, prepayment rates, the timing and amount of credit losses (if applicable), and other factors. Changes in cash flows from those originally projected, or from those estimated at the last evaluation, may result in a prospective change in the yield/interest income recognized on such securities. Actual maturities of the securities are affected by the contractual lives of the associated mortgage collateral, periodic payments of scheduled principal, and prepayments of principal. Therefore, actual maturities of the securities will generally be shorter than stated contractual maturities.

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

The determination as to whether an other-than-temporary impairment exists is subject to management estimates based on consideration of both factual information available at the time of assessment as well as the Company’s estimates of the future performance and projected amount and timing of cash flows expected to be collected on the security. As a result, the timing and amount of an other-than-temporary impairment constitutes an accounting estimate that may change materially over time.

For any RMBS that are in an unrealized loss position at March 31, 2013 such RMBS are not considered other than temporarily impaired because the Company has the ability and intent to hold the investments to maturity or for a period of time sufficient for a forecasted market price recovery up to or above the cost of the investment and the Company is not required to sell the security for regulatory or other reasons.

Sales of securities

Sales of securities are driven by the Company’s portfolio management process. The Company seeks to mitigate risks including those associated with prepayments and will opportunistically rotate the portfolio into securities the Company’s manager believe have more favorable attributes. Strategies may also be employed to manage net capital gains, which need to be distributed for tax purposes. Realized gains or losses on sales of securities and derivatives, inclusive of linked transactions are included in the net realized gain line item on the Statement of Operations, and are recorded at the time of disposition. The cost of positions sold is calculated using the specific identification method.

Due from counterparties/Due to counterparties

Due from counterparties represents cash posted with its counterparties as collateral for the Company’s interest rate swaps and repurchase agreements. Due to counterparties represents cash posted with the Company by its counterparties as collateral under the Company’s interest rate swaps, interest rate swaptions and repurchase agreements. Due from counterparties and Due to counterparties are carried at cost, which approximates fair value.

Derivatives and hedging activities

Subject to maintaining its qualification as a REIT for U.S. federal income tax purposes, the Company utilizes derivative financial instruments, including interest rate swaps, swaptions, U.S. treasuries, to-be-announced securities (“TBAs”) and Agency Interest-Only Strips to hedge the interest rate risk associated with its portfolio and related borrowings. Derivatives are used for hedging purposes rather than speculation. The Company determines the fair value of its derivative positions and obtains quotations from a third party to facilitate the process of determining these fair values. If the Company’s hedging activities do not achieve the desired results, reported earnings may be adversely affected.

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

The Company elected not to apply hedge accounting for its derivative instruments and records the change in fair value and net interest rate swap payments (including accrued amounts) related to interest rate swaps in Gain on derivative instruments, net in its Statement of Operations.

The Company also invests in Agency Interest-Only Strips, Agency Inverse Interest-Only Strips, swaptions and TBAs. The Company evaluates the terms and conditions of its holdings of Agency Interest-Only Strips, Agency Inverse Interest-Only Strips, swaptions and TBAs to determine if these instruments have the characteristics of an investment or should be considered a derivative under GAAP.  Accordingly, Agency Interest-Only Strips, Agency Inverse Interest-Only Strips, swaptions and TBAs having the characteristics of derivatives are accounted for at fair value with such changes recognized in Gain on derivative instruments, net in its Statement of Operations, along with any interest earned (including accrued amounts). The carrying value of these Agency Interest-Only Strips, Agency Inverse Interest-Only Strips, swaptions and TBAs is included in Residential mortgage-backed securities on the Balance Sheet.

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

Repurchase agreements

Mortgage-backed securities sold under repurchase agreements are treated as collateralized financing transactions, unless they meet sales treatment. Securities financed through a repurchase agreement remain on the Company’s Balance Sheet as an asset and cash received from the lender is recorded in the Company’s Balance Sheet as a liability, unless they are accounted for as linked transactions, described below. Interest paid in accordance with repurchase agreements is recorded as interest expense, unless they are accounted for as linked transactions, described below.  The Company reflects all proceeds from repurchase agreement borrowings and repayment of repurchase agreement borrowings on a gross basis on the Statement of Cash Flows.

Linked Transactions

In instances where the Company acquires securities through repurchase agreements with the same counterparty from which the securities were purchased, the Company accounts for the purchase commitment and repurchase agreement on a net basis and records a forward commitment to purchase securities as a derivative instrument if the transaction does not comply with the criteria for gross presentation.  Such forward commitments are recorded at fair value with subsequent changes in fair value recognized in Gain on linked transactions, net on its Statement of Operations. If the transaction complies with the criteria for gross presentation, the Company records the assets and the related financing on a gross basis in its Balance Sheet and the corresponding interest income and interest expense in its Statement of Operations.

Share-based compensation

The Company accounts for share-based compensation to its independent directors, to its employees, to its Manager and to employees of its Manager and its affiliates using the fair value based methodology prescribed by GAAP.  Compensation cost related to restricted common stock issued to the Company’s independent directors and employees of the Company is measured at its fair value at the grant date, and amortized into expense over the service period on a straight-line basis. Compensation cost related to restricted common stock issued to the Manager and to employees of the Manager and its affiliates is initially measured at fair value at the grant date, and amortized into expense over the vesting period on a straight-line basis and re-measured on subsequent dates to the extent the awards are unvested.

Warrants

The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations.  Financial instruments without these features are recorded as a component of equity.  For the Company’s warrants, the Company uses a variation of the adjusted Black-Scholes option valuation model to record the financial instruments at their relative fair values at issuance. The warrants issued with the Company’s common stock in the private placement to certain accredited institutional investors on May 15, 2012, were evaluated by the Company and were recorded at their relative fair value as a component of equity at the date of issuance.

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

The Company may create and elect to treat certain subsidiaries as Taxable REIT Subsidiaries (“TRS”). In general, a TRS may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business. A TRS is subject to U.S. federal, state and local corporate income taxes, and its value may not exceed 25% of the value of the Company. While a TRS will generate net income, a TRS can declare dividends to the Company, which will be included in the Company’s taxable income and necessitate a distribution to its stockholders. Conversely, if the Company retains earnings at the TRS level, no distribution is required and it can increase book equity of the consolidated entity.  As of December 31, 2012, the Company did not have a TRS, or any other subsidiary.

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

Recent accounting pronouncements

Accounting Standards Adopted in 2013

In December 2011, the FASB issued guidance requiring additional disclosure information about offsetting and related arrangements.  Further in December 2012, the FASB proposed an update intended to address implementation of the December 2011 guidance. In January 2013, the FASB issued guidance to limit the scope of the new balance sheet and offsetting disclosure requirements of prior guidance related  to certain derivatives (including bifurcated embedded derivatives,) repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions. Entities will be required to disclose both gross information and net information about both instruments and transactions eligible for offset in the balance sheet as well as instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements and securities lending arrangements. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards. The guidance is effective for periods beginning on or after January 1, 2013 and interim periods within those annual periods. While this guidance did result in certain additional disclosures, it did not have a material impact on the Company’s financial statements.

Note 3 – Fair Value of Financial Instruments

Fair Value Accounting Elections

The Company has elected the fair value option for all of its RMBS, and as a result, all changes in the fair value of such securities are reflected in the results of operations.

Financial Instruments carried at Fair Value

The following tables present the Company’s financial instruments, carried at fair value as of March 31, 2013 and December 31, 2012, based upon the valuation hierarchy (dollars in thousands):

	March 31, 2013
	Fair Value
	Level I	Level II	Level III	Total
Assets
Agency RMBS	$-	$4,145,085	$-	$4,145,085
Agency Interest-Only Strips accounted for as derivatives, included in RMBS	-	80,826	-	80,826
Non-Agency RMBS		149,405	-	149,405
Subtotal		4,375,316	-	4,375,316
Derivative assets	-	32,449	-	32,449
Non-Agency linked transactions		22,844	-	22,844
Total	$-	$4,430,609	$-	$4,430,609

Liabilities
Derivative liabilities	$-	$9,698	$-	$9,698
Total	$-	$9,698	$-	$9,698

	December 31, 2012
	Fair value
	Level I	Level II	Level III	Total
Assets
Agency RMBS	$-	$5,118,121	$-	$5,118,121
Non-Agency RMBS		19,073		19,073
Agency Interest-Only Strips accounted for as derivatives, included in RMBS	-	75,387	-	75,387
Subtotal		5,212,581		5,212,581
Derivative assets	-	24,344	-	24,344
Total	$-	$5,236,925	$-	$5,236,925

Liabilities
Derivative liabilities	$-	$4,771	$-	$4,771
Total	$-	$4,771	$-	$4,771

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

Other Fair Value Disclosures

Cash and cash equivalents as well as Due from counterparties and Due to counterparties on the Company’s Balance Sheets are reflected at cost which approximates fair value.

The fair value of the repurchase agreements is a Level II fair value measurement, based on an expected present value technique. This method discounts future estimated cash flows using rates the Company determined best estimated current market interest rates that would be offered for loans with similar characteristics and credit quality. The use of different market assumptions or estimation methodologies can have a material effect on the fair value amounts. At March 31, 2013, the Company’s borrowings under repurchase agreements had a fair value of approximately $4.1 billion and a carrying value of approximately $4.1 billion.

Note 4 – Residential Mortgage-Backed Securities

The following table presents certain information about the Company’s investment portfolio at March 31, 2013 and December 31, 2012 (dollars in thousands).  Real estate securities that are accounted for as a component of linked transactions are not reflected in the tables set forth in this note. See Note 7 for further details.

	March 31, 2013

	Principal Balance (1)	Unamortized Premium (Discount), net	Non-Accretable Discount	Amortized Cost (1)	Unrealized Gain (Loss ), net	Estimated Fair Value (1)	Net Weighted Average Coupon (2)
Agency RMBS:
20-Year Mortgage	$864,366	$46,027	$	$910,393	$(3,876)	$906,517	3.1%
30-Year Mortgage	2,831,981	246,336		3,078,317	(39,100)	3,039,217	3.7%
Agency Interest Only- Strips	N/A	N/A		200,516	(1,165)	199,351	4.3%	(3)

Agency Interest-Only Strips, accounted for as derivatives (4)	N/A	N/A		N/A	N/A	80,826	5.0%	(3)
Non-Agency RMBS	273,525	(6,951)	(120,480)	146,094	3,311	149,405	1.4%
Total	$3,969,872	$285,412	$(120,480)	$4,335,320	$(40,830)	$4,375,316	3.7%

	December 31, 2012

	Principal Balance (1)	Unamortized Premium (Discount), net	Non-Accretable Discount	Amortized Cost	Unrealized Gain (Loss), net	Estimated Fair Value	Net Weighted Average Coupon (2)
Agency RMBS:
20-Year Mortgage	$299,251	$20,460	$	$319,711	$(827)	$318,884	3.2%
30-Year Mortgage	4,180,104	352,378		4,532,482	17,489	4,549,971	3.7%
CMO – Fixed rate	66,000	9,776		75,776	(1,546)	74,230	6.5%
Agency Interest Only- Strips	N/A	N/A		176,093	(1,057)	175,036	4.5%	(3)
Agency Interest-Only Strips, accounted for as derivatives (4)	N/A	N/A		N/A	N/A	75,387	4.9%	(3)
Non-Agency RMBS	37,372	(5,511)	(12,659)	19,202	(129)	19,073	0.5%
Total	$4,582,727	$377,103	$(12,659)	$5,123,264	$13,930	$5,212,581	3.9%

(1) Includes unsettled purchases with an aggregate cost of $211,736 and fair value of $212,732 at March 31, 2013.

(2) Net weighted average coupon as of March 31, 2013 and December 31, 2012 is presented, net of servicing and other fees.

(3) Agency Interest-Only Strips and Agency Inverse Interest-Only Strips, accounted for as derivatives have no principal balances and earn contractual interest based on a notional balance. The notional balance is used solely to determine interest distributions on interest-only class of securities.

(4) Interest on these securities is reported as a component of Gain on derivative instruments, net.

Weighted average expected remaining term to maturity of the investment portfolio is 9.4 years.

The components of the carrying value of the Company’s investment portfolio are as follows:

	March 31, 2013	December 31, 2012

Principal balance	$3,969,872	$4,582,727
Amortized cost of IOs and IIOs	200,516	176,093
Carrying value of Agency Interest-Only Strips accounted for as derivatives	80,826	75,387
Unamortized premium	292,363	382,614
Unamortized discount	(6,951)	(5,511)
Non-Accretable discount	(120,480)	(12,659)
Gross unrealized gains	8,385	25,395
Gross unrealized losses	(49,215)	(11,465)
Fair value	$4,375,316	$5,212,581

As of March 31, 2013, the Company held Agency RMBS with a fair value of approximately $3.4 billion in an unrealized loss position of approximately $49.1 million.  As of March 31, 2013, the Company held Non-Agency RMBS with a fair value of approximately $24.6 million in an unrealized loss position of approximately $159 thousand.  As of March 31, 2013, the Company held no investments in an unrealized loss position for greater than one year.  At March 31, 2013, the Company identified two securities it intended to sell and as a result the Company recognized an impairment charge of approximately $1.1 million on RMBS which is included in Other loss on Residential mortgage-based securities and other securities, net, held at March 31, 2013.   At March 31, 2013, the Company did not intend to sell any other of its Agency RMBS that were in an unrealized loss position, and it is “more likely than not” that the Company will not be required to sell these RMBS before recovery of their amortized cost basis, which may be at their maturity.

The Company assesses its Agency RMBS and Non-Agency RMBS rated AA and higher at the time of purchase for other-than-temporary impairment on at least a quarterly basis. When the fair value of an investment is less than its amortized cost at the balance sheet date of the reporting period for which impairment is assessed, the impairment is designated as either “temporary” or “other-than-temporary.” In deciding on whether or not a security is other than temporarily impaired, the Company considers several factors, including the nature of the investment, communications (if any) from the trustees of securitizations regarding the credit quality of the security, the severity and duration of the impairment, the cause of the impairment, and the Company’s intent that it is more likely than not that the Company can hold the security until recovery of its cost basis.  The Company’s prepayment speed estimate is the primary assumption used to determine other-than temporary-impairments for Agency IOs and IIOs for the three months ended March 31, 2013. The Company recorded other than temporary impairments for the three months ended March 31, 2013 of approximately $2.3 million for Agency IOs,  Agency IIOs and 20-year Agency RMBS which is reported as Other loss on Residential mortgage-backed securities in the Company’s Statement of Operations.

For Non-Agency RMBS that are purchased at a discount to par value and are rated below AA at the time of purchase and Agency Interest-Only Strips that are not classified as derivatives, an other-than-temporary impairment is deemed to have occurred when there is an adverse change in the expected cash flows (principal or interest) to be received and the fair value of the beneficial interest is less than its carrying amount. These adjustments are reflected in the Company’s Statement of Operations as Other loss on Residential mortgage-backed securities. In determining whether an adverse change in cash flows occurred, the present value of the remaining cash flows, as estimated at the initial transaction date (or the last date previously revised), is compared to the present value of the expected cash flows at the current reporting date.  The estimated cash flows reflect those a “market participant” would use and are discounted at a rate equal to the current yield used to accrete interest income. If an other-than-temporary impairment is recognized as a result of this analysis, the yield is maintained at the current accretion rate. The last revised estimated cash flows are then used for future impairment analysis purposes.  The Company recorded no other than temporary impairments for the three months ended March 31, 2013 for Non-Agency RMBS.

The following table presents components of interest income on the Company’s RMBS (dollars in thousands).

	For the three months ended March 31, 2013

		Net (Premium
	Coupon	Amortization/ Amortization Basis) Discount	Interest
	Interest	Amortization	Income
Agency RMBS	$50,519	$(18,349)	$32,170
Non-Agency RMBS	482	1,098	1,580
Total	$51,001	$(17,251)	$33,750

The Company sold Agency RMBS during the three months ended March 31, 2013 for gross proceeds of approximately $1.8 billion realizing net losses of approximately $11.8 million, comprised of gross gains of approximately $8.6 million and gross losses of approximately $20.4 million.

Note 5 – Borrowings under Repurchase Agreements

As of March 31, 2013, the Company had master repurchase agreements with 17 counterparties and was in discussions with additional financial institutions in order to potentially provide the Company with additional repurchase agreement capacity.  As of March 31, 2013, the Company had borrowings under repurchase agreements with 14 counterparties.  For the three months ended March 31, 2013, the Company had average borrowings under its repurchase agreements of approximately $4.6 billion, had a maximum month-end balance during the period of approximately $4.8 billion and accrued interest payable of approximately $1.5 million.

The repurchase agreements bear interest at a contractually agreed-upon rate and typically have terms ranging from one month to three months.  The Company’s repurchase agreement borrowings are accounted for as secured borrowings when the Company maintains effective control of the financed assets.  Under the repurchase agreements, the respective lender retains the right to determine the fair value of the underlying collateral. A reduction in the value of pledged assets requires the Company to post additional securities as collateral, pay down borrowings or establish cash margin accounts with the counterparties in order to re-establish the agreed-upon collateral requirements, referred to as margin calls.  The inability of the Company to post adequate collateral for a margin call by the counterparty, in a timeframe as short as the close of the same business day, could result in a condition of default under the Company’s repurchase agreements, thereby enabling the counterparty to liquidate the collateral pledged by the Company, which may have an adverse effect on the Company’s financial condition and results of operations.  All of the Company’s repurchase agreement counterparties are either U.S. financial institutions or the U.S. broker-dealer subsidiaries of foreign financial institutions.

Further, if the Company is unable to renew, replace or expand repurchase financing with other sources of financing on substantially similar terms it may have an adverse effect on the Company’s business and results of operations, due to the long term nature of the Company’s investments and relatively short-term maturities of the Company’s repurchase agreements.  The financial covenants of certain of the repurchase agreements require the Company to maintain certain equity and leverage metrics, the most restrictive of which include a limit on leverage based on the composition of the Company’s portfolio. The Company is in compliance with these covenants for the three months ended and at March 31, 2013.

The following tables summarize certain characteristics of the Company’s repurchase agreements at March 31, 2013 and December 31, 2012 (dollars in thousands):

	March 31, 2013
RMBS Pledged	Repurchase Agreement Borrowings	Weighted Average Interest Rate on Borrowings Outstanding at end of period	Weighted Average Remaining Maturity (days)
Agency RMBS	$3,975,546	0.42%	23
Non-Agency RMBS	79,384	1.84%	51
Total	$4,054,930	0.45%	24

	December 31, 2012
RMBS Pledged	Repurchase Agreement Borrowings	Weighted Average Interest Rate on Borrowings Outstanding at end of period	Weighted Average Remaining Maturity (days)
Agency RMBS	$4,794,730	0.48%	19
Total	$4,794,730	0.48%	19

At March 31, 2013, repurchase agreements collateralized by RMBS had the following remaining maturities.

(dollars in thousands)	Balance

Overnight	$-
1 to 29 days	3,017,438
30 to 59 days	475,513
60 to 89 days	561,979
90 to 119 days	-
Greater than or equal to 120 days	-

Total	$4,054,930

As discussed in Note 2, for any transactions determined to be linked, the initial transfer and repurchase financing will be recorded as a forward commitment to purchase assets. At March 31, 2013, the Company had repurchase agreements of approximately $43.9 million that were accounted for as linked transactions. At December 31, 2012, the Company had no transactions determined to be linked. These linked repurchase agreements are not included in the above tables. See Note 7 for details.

At March 31, 2013, the following table reflects amounts at risk under its repurchase agreements greater than 10% of the Company’s equity with any counterparty, excluding linked transactions.

	March 31, 2013	(dollars in thousands)
Counterparty	Amount at Risk	Weighted Average Remaining Maturity (days)	Percentage of Stockholders’ Equity
JP Morgan	$54,815	13	11.1%

At March 31, 2013, the Company had repurchase agreements determined to be linked.  The amount at risk including linked transactions to JP Morgan is $59.2 million, with 13 weighted average remaining days to maturity, representing approximately 12.0% of stockholders’ equity and Credit Suisse is $53.5 million with 63 weighted average remaining days to maturity, representing approximately 10.8% of stockholders’ equity.

Note 6 – Collateral Positions

The following tables summarize the Company’s collateral positions, with respect to its borrowings under repurchase agreements, derivatives and clearing margin account at March, 31, 2013 and December 31, 2012 (dollars in thousands):

	March 31, 2013
	Assets Pledged- Fair Value	Accrued Interest	Fair Value of Assets Pledged and Accrued Interest
Assets pledged for borrowings under repurchase agreements:
Agency RMBS	$4,211,798	$13,353	$4,225,150
Non-Agency RMBS	129,737	259	129,996
Cash (1)	18,269	-	18,269
Cash collateral for derivatives (1):	21,077	-	21,077
Total	$4,380,881	$13,612	$4,394,492

	December 31, 2012
	Assets Pledged - Fair Value	Accrued Interest, as revised(2)	Fair Value of Assets Pledged and Accrued Interest, as revised(2)
Assets pledged for borrowings under repurchase agreements:
Agency RMBS	$5,043,824	$15,552	$5,059,376
Cash(1)	35,982	-	35,982
Cash collateral for derivatives(1):	18,160	-	18,160
Total	$5,097,966	$15,552	$5,113,518

(1)          Cash posted as collateral is included in Due from counterparties on the Company’s Balance Sheets.

(2)          The accrued interest related to Agency RMBS was incorrectly disclosed as $67,551 in prior disclosure, and has been revised above.

A reduction in the value of pledged assets typically results in the repurchase agreement counterparties, derivative counterparties and clearing margin counterparties initiating a daily margin call.  At March 31, 2013 and December 31, 2012, RMBS held by counterparties as security for repurchase agreements totaled approximately $4.3 billion and $5.0 billion, respectively. Cash collateral held by counterparties at March 31, 2013 and December 31, 2012 was approximately $39.3 and $54.1 million, respectively.

Note 7 – Derivative Instruments

The Company’s derivatives currently include interest rate swaps (“interest rate swaps”), interest rate swaptions, TBAs, linked transactions, options and Agency Interest-Only Strips that are classified as derivatives.

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

The Company’s interest rate swap, interest rate swaptions, TBA derivative instruments, linked transactions and options consisted of the following at March 31, 2013 and December 31, 2012 (dollars in thousands):

			March 31, 2013
Derivative Instrument	Designation	Balance Sheet Location	Notional Amount	Fair Value, excluding accrued interest	Accrued Interest Payable, net
Interest rate swaps, assets	Non-Hedge	Derivative assets, at fair value	$1,650,000	$15,478	$4,944
Interest rate swaptions, assets	Non-Hedge	Derivative assets, at fair value	910,000	9,581	-
Options, assets	Non-Hedge	Derivative assets, at fair value	1,000,000	2,386	-
TBA securities, assets	Non-Hedge	Derivative assets, at fair value	426,500	5,004	-
Total derivative instruments, assets			3,986,500	32,449	4,944
Interest rate swaps, liabilities	Non-Hedge	Derivative liability, at fair value	923,750	(5,971)	371
Options, liabilities	Non-Hedge	Derivative liability, at fair value	1,000,000	(1,784)	-
TBA securities, liabilities	Non-Hedge	Derivative liability, at fair value	490,000	(1,943)	-
Total derivative instruments, liabilities			2,413,750	(9,698)	371
Linked transactions (1)	Non-Hedge	Linked transactions, net, at fair value	105,234	22,844	42
Total derivative instruments			$6,505,484	$45,595	$5,357

(1) Notional amount represents the current face of the securities comprising the linked transactions.

			December 31, 2012
Derivative Instrument	Designation	Balance Sheet Location	Notional Amount	Fair Value, excluding accrued interest	Accrued Interest Payable, net
Interest rate swaps, assets	Non-Hedge	Derivative assets, at fair value	$1,827,300	$11,201	$2,519
Interest rate swaptions, assets	Non-Hedge	Derivative assets, at fair value	520,000	10,087	-
TBA securities, assets	Non-Hedge	Derivative assets, at fair value	425,000	3,056	-
Total derivative instruments, assets			2,772,300	24,344	2,519
Interest rate swaps, liabilities	Non-Hedge	Derivative liability, at fair value	984,500	(3,552)	588
TBA securities, liabilities	Non-Hedge	Derivative liability, at fair value	425,000	(1,219)	-
Total derivative instruments, liabilities			1,409,500	(4,771)	588
Total derivative instruments			$4,181,800	$19,573	$3,107

The following tables summarize the average fixed pay rate and average maturity for the Company’s interest rate swaps as of March  31, 2013 and December 31, 2012 (excludes interest rate swaptions) (dollars in thousands):

	March 31, 2013
Remaining Interest Rate interest rate swap Term	Notional Amount	Average Fixed Pay Rate	Average Maturity (Years)	Forward Starting

Greater than 1 year and less than 3 years	$572,300	0.4%	2.1	40.6%
Greater than 3 years and less than 5 years	394,500	0.8	4.6	-
Greater than 5 years	1,606,950	1.9	10.7	31.7

Total	$2,573,750	1.4%	7.9	28.8%

	December 31, 2012
Remaining Interest Rate interest rate swap Term	Notional Amount	Average Fixed Pay Rate	Average Maturity (Years)	Forward Starting

Greater than 1 year and less than 3 years	$762,800	0.4%	2.3	22.7%
Greater than 3 years and less than 5 years	439,500	0.8	4.8	10.2
Greater than 5 years	1,609,500	1.7	10.2	30.1

Total	$2,811,800	1.2%	7.2	25.0%

The Company’s agreements with certain of its interest rate swap counterparties may be terminated at the option of the counterparty if the Company does not maintain certain equity and leverage metrics, the most restrictive of which contain provisions which become more restrictive based upon portfolio composition.  Through March 31, 2013, the Company was in compliance with the terms of such financial tests.

At March 31, 2013, the Company held three swaptions with notional amounts of $445.0 million, $75.0 million and $390.0 million, respectively, that expire in six months, four months and 15 days, respectively. If exercised, the Company can enter into a 20 year fixed pay swap agreement, a 10 year fixed pay swap agreement and a 10 year fixed pay swap agreement, respectively at a predetermined strike price.

At March 31, 2013, the Company purchased put options for TBAs with a total notional amount of $1.0 billion and sold put options for TBAs with a total notional amount of $1.0 billion.  The Company paid premiums of approximately $4.7 million for the put options purchased and received premiums of approximately $3.7 million for the put options sold.  The purchase and sold put options expire in May 2013.  The fair value of the purchased put options and put options sold is approximately $2.4 million and approximately $1.8 million, respectively at March 31, 2013.

The Company has minimum collateral posting thresholds with certain of its derivative counterparties, for which it typically pledges cash.  As of March 31, 2013 and December 31, 2012, the Company had cash pledged as collateral of approximately $21.1 and $18.2 million, respectively, which is reported on the Balance Sheets as Due from counterparties. As of March 31, 2013, the Company has swaps with two counterparties that are based in England and Switzerland with fair values in an asset position of approximately $1.0 million and fair values in a liability position of approximately $515 thousand and notional balances of $635.7 million and $1.2 billion, respectively.

Agency Interest-Only Strips

The Company also invests in Agency Interest-Only Strips. The Company has evaluated the terms and conditions of its holdings of Agency Interest-Only Strips to determine if these instruments have the characteristics of investments or would be considered derivatives under GAAP.  Accordingly, Agency Interest-Only Strips having the characteristics of derivatives have been accounted for at fair value with changes in recognized in Gain on derivative instruments, net in the Statement of Operations, along with any interest received. The carrying value of these Agency Interest-Only Strips is included in Residential mortgage-backed securities on the Balance Sheet.

To-be-announced securities

The Company also purchased or shorted TBAs.  As of March 31, 2013 and December 31, 2012, the Company had contracts to purchase (“long position”) and sell (“short position”) TBAs on a forward basis.  Following is a summary of the Company’s long and short TBA positions reported in Derivative assets, at fair value on the Balance Sheets as of March 31, 2013 and December 31, 2012 (dollars in thousands):

	March 31, 2013		December 31, 2012
	Notional Amount	Fair Value	Notional Amount	Fair Value
Purchase contracts, asset	$601,500	$4,422	$425,000	$3,056
Sale contracts, asset	(175,000)	582
TBA securities, asset	426,500	5,004	425,000	3,056
Purchase contracts, liability	-	-	--	-
Sale contracts, liability	(490,000)	(1,943)	(425,000)	(1,219)
TBA securities, liability	(490,000)	(1,943)	(425,000)	(1,219)
TBA securities, net	$(63,500)	$3,061	$-	$1,837

	Notional Amount as of December 31, 2012	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount as of March 31, 2013
Purchase of TBAs	$425,000	1,191,500	$(1,015,000)	$601,500
Sale of TBAs	$425,000	1,255,000	$(1,015,000)	$665,000

The following table summarizes the effect of interest rate swaps, swaptions, options, Agency Interest-Only Strips as derivatives and TBAs reported in Gain on derivative instruments, net on the Company’s Statement of Operations for the three months ended March 31, 2013 (dollars in thousands):

Description	Realized Gain (Loss), net	Contractual interest income (expense), net(1)	Basis Recovery	Mark-to- market adjustments	Total

Interest rate swaps	$18,258	$(4,582)	$-	$1,858	$15,534
Interest rate swaptions	-	-	-	(1,506)	(1,506)
Agency Interest-Only Strips and Agency Inverse Interest-Only Strips- accounted for as derivatives	(99)	5,943	(4,185)	(2,348)	(689)
Options	-	-	-	(324)	(324)
TBAs	601	-	-	1,224	1,825
Total	$18,760	$1,361	$(4,185)	$(1,096)	$14,840

(1)          Contractual interest income (expense), net on derivative instruments includes interest settlement paid or received.

Linked Transactions

As discussed in Note 2, when the initial transfer of a financial asset and repurchase financing are entered into contemporaneously with, or in contemplation of, one another, the transaction will be considered linked unless all of the criteria found in the guidance are met at the inception of the transaction. If the transaction is determined to be linked, the Company  records the initial transfer and repurchase financing on a net basis and records a forward commitment to purchase assets as a derivative instrument with changes in market value being recorded on the Statement of Operations. While linked transactions are treated as derivatives for GAAP, the fair value of linked transactions reflects the value of the underlying security’s fair market value netted with the respective linked repurchase agreement borrowings. For the quarter ended March 31, 2013, the Company has no transactions became unlinked. The Company had no linked transactions at December 31, 2012.

The following table presents certain information related to the securities and repurchase agreements accounted for as part of linked transaction which is reported in Linked transactions, net, at fair value on the Balance Sheet and in Gain on linked transactions, net on the Statement of Operations for the year ended March 31, 2013 (dollars in thousands):

				For the Year Ended March 31, 2013
Instrument	Current Face	Amortized Cost	Fair Value	Net Interest Income(1) (Expense)	Mark-to-market adjustments on linked transactions	Net Realized Gain	Gain on linked transactions, net	Weighted Average Coupon / Cost of Funds	Weighted Average Life (years)/ Weighted Average days to Maturity
Non-Agency RMBS	$105,234	$66,393	$66,715	$435	$250	$-	$685	0.8%	6.7 years
Non-Agency Repurchase Agreement	(43,871)	(43,871)	(43,871)	(89)	-	-	(89)	1.85%	37 days
Linked transactions, net, at fair value	$61,363	$22,522	$22,844	$346	$250	$-	$596	n/a	n/a

(1)              Net interest income includes accretion of $329 thousand.

At March 31, 2013, the Company had posted cash of approximately $21.1 million pledged as collateral against its derivatives. The Company also pledged assets accounted for within linked transactions with a fair value of approximately $66.7 million as collateral against the related linked repurchase agreements. The Company reduces credit risk on the majority of its derivative instruments by entering into agreements that permit the closeout and netting of transactions with the same counterparty upon occurrence of certain events.

Note 8 — Offsetting Assets and Liabilities

The following tables present information about certain assets and liabilities that are subject to master netting agreements (or similar agreements) and can potentially be offset on the Company’s balance sheets at March 31, 2013 and December 31, 2012:

Offsetting of Derivative Assets
As of March 31, 2013

				Gross Amounts Not Offset in the Balance Sheet
$s in thousands Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets presented in the Balance Sheet	Financial Instruments (1)	Cash Collateral Received	Net Amount
Agency Interest-Only Strips, accounted for as derivatives included in RMBS	$80,826	$-	$80,826	$(54,161)	$-	$26,665
Derivative asset, at fair value	32,449	-	32,449	(6,604)	-	25,845
Linked Transactions	66,715	(43,871)	22,844	-	-	22,844
Total	$179,990	$(43,871)	$136,119	$(60,765)	$-	$75,354

Offsetting of Derivative Liabilities and Repurchase agreements
As of March 31, 2013

				Gross Amounts Not Offset in the Balance Sheet
$s in thousands Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities presented in the Balance Sheet	Financial Instruments (1)	Cash Collateral Pledged(1)	Net Amount
Derivative liability, at fair value(2)	$9,698	$-	$9,698	$(6,604)	$(1,101)	$1,993
Repurchase Agreements(3)	4,054,930	-	4,054,930	(4,054,930)	-	-
	$4,064,628	$-	$4,064,628	$(4,061,534)	$(1,101)	$1,993

Offsetting of Derivative Assets
As of December 31, 2012

				Gross Amounts Not Offset in the Balance Sheet
$s in thousands Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets presented in the Balance Sheet	Financial Instruments (1)	Cash Collateral Received	Net Amount
Agency Interest-Only Strips, accounted for as derivatives included in RMBS	$75,387	$-	$75,387	$(46,686)	$-	$28,701
Derivative asset, at fair value	24,344	-	24,344	(3,552)	-	20,792
Total	$99,731	$-	$99,731	$(50,238)	$-	$49,493

Offsetting of Derivative Liabilities and Repurchase agreements
As of December 31, 2012

				Gross Amounts Not Offset in the Balance Sheet
$s in thousands Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities presented in the Balance Sheet	Financial Instruments (1)	Cash Collateral Pledged(1)	Net Amount
Derivative liability, at fair value(2)	$4,771	$-	$4,771	$(3,552)	$-	$1,219
Repurchase Agreements(3)	4,794,730	-	4,794,730	(4,794,730)		-
Total	$4,799,501	$-	$4,799,501	$(4,798,282)	$-	$1,219

(1) Amounts disclosed in the Financial Instruments column of the table above represents collateral pledged that is available to be offset against liability balances associated with repurchase agreement and derivative transactions. Amounts disclosed in the Cash Collateral Pledged column of the table above represents amounts pledged as collateral against derivative transactions.

(2) Cash collateral pledged against the Company’s Swaps was approximately $21.1 million and $18.2 million at March 31, 2013 and December 31, 2012, respectively.

(3) The fair value of securities pledged against the Company’s repurchase agreements was approximately $4.4 billion and $5.1 billion at March 31, 2013 and December 31, 2012, respectively.

Certain of the Company’s repurchase agreement and derivative transactions are governed by underlying agreements that generally provide for a right of setoff in the event of default or in the event of a bankruptcy of either party to the transaction.

Note 9 — Related Party Transactions

Management Agreement

In connection with the Company’s IPO in May 2012, the Company entered into a management agreement (the “Management Agreement”) with the Manager, which describes the services to be provided by the Manager and compensation for such services.  The Manager is responsible for managing the Company’s operations, including: (i) performing all of its day-to-day functions other than those provided by the Company’s chief financial officer; (ii) determining investment criteria in conjunction with the board of directors; (iii) sourcing, analyzing and executing investments, asset sales and financings; (iv) performing asset management duties; and (v) performing financial and accounting management, subject to the direction and oversight of the Company’s board of directors. Pursuant to the terms of the Management Agreement, the Manager is paid a management fee equal to 1.50% per annum of the Company’s stockholders’ equity (as defined in the Management Agreement), calculated and payable (in cash) quarterly in arrears. For purposes of calculating the management fee, “stockholders’ equity” means the sum of the net proceeds from any issuances of the Company’s equity securities since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus retained earnings, calculated in accordance with GAAP, at the end of the most recently completed fiscal quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less any amount paid for repurchases of the Company’s shares of common stock, excluding any unrealized gains, losses or other non-cash items, including OTTI charges included in other loss on RMBS, unrealized gain on RMBS and other securities and non-cash portion of Loss on derivative instruments, that have impacted stockholder’s equity as reported in the Company’s financial statements prepared in accordance with GAAP, regardless of whether such items are included in other comprehensive income or loss, or in net income, and excluding one-time events pursuant to changes in GAAP and certain other non-cash charges after discussions between the Manager and the Company’s independent directors and after approval by a majority of the Company’s independent directors. However, if the Company’s stockholders’ equity for any given quarter is negative based on the calculation described above, the Manager will not be entitled to receive any management fee for that quarter.

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

For the three months ended March 31, 2013, the Company incurred approximately $2.1 million in management fees.  In addition to the management fee, the Company is also responsible for reimbursing the Manager for certain expenses paid by the Manager on behalf of the Company and for certain services provided by the Manager to the Company.  For the three months ended March 31, 2013, the Company recorded expenses included in general and administrative expense totaling approximately $9 thousand related to salary or employee benefits associated with the Company’s sole employee paid by the Manager on behalf of the Company. Notwithstanding the foregoing, any such expenses incurred by the Manager and reimbursed by the Company are typically included in the Company’s general and administrative expense on its Statement of Operations, or may be reflected on the Balance Sheet and associated statement of changes in stockholders’ equity, based on the nature of the item.  At March 31, 2013 and December 31, 2012, approximately $2.1 million and $1.9 million, respectively, for management fees incurred but not yet paid was included in payable to related party on the Balance Sheets.

Note 10 – Share-Based Payments

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

On March 1, 2013, the Company granted a total of 150,000 shares of restricted common stock to the Manager under the Manager Equity Plan. These shares vest on each of the first, second and third anniversaries of the grant date.

On March 1, 2013, the Company granted 10,559 shares of restricted common stock to its chief financial officer under the Equity Plan. One-third of these restricted shares will vest on January 1, 2014, one-third will vest on January 1, 2015 and the remaining one-third will vest on January 1, 2016.

The Equity Incentive Plans include provisions for grants of restricted common stock and other equity-based awards to the Manager, its employees and employees of its affiliates and to the Company’s directors, officers and employees. The Company can issue up to 3.0% of the total number of issued and outstanding shares of its common stock (on a fully diluted basis) at the time of each award (other than any shares previously issued or subject to awards made pursuant to one of our Equity Incentive Plans) under these Equity Incentive Plans. At May 15, 2012, there were 308,335 shares of common stock initially reserved for issuance under the Equity Incentive Plans. Upon the completion of the October 3, 2012 follow-on common stock offering, the number of shares of common stock available for issuance under the Equity Incentive Plans increased to 722,335, inclusive of the 226,673 enumerated above. The Company recognized stock-based compensation expense of approximately $286 thousand for the three months ended March 31, 2013 and has unamortized compensation expense of approximately $4.1 million and $1.2 million at March 31, 2013 and December 31, 2012.

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

The following is a summary of restricted common stock vesting dates as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012

Vesting Date	Shares Vesting	Shares Vesting
January 2013	-	3,485
May 2013	21,553	21,553
January 2014	7,005	3,485
March 2014	50,000	-
May 2014	17,053	17,053
January 2015	7,005	3,485
March 2015	50,000	-
May 2015	17,053	17,053
January 2016	3,519	-
March 2016	50,000	-
	223,188	66,114

The following table presents information with respect to the Company’s restricted stock for the period ended March 31, 2013:

	Shares of Restricted Stock	Weighted Average Grant Date Fair Value (1)
Outstanding at beginning of period	66,114	$19.86
Granted	160,559	$21.31
Cancelled/forfeited	-	$-
Outstanding at March 31, 2013	226,673	$20.89
Unvested at March 31, 2013	223,188	$20.92

(1)         The grant date fair value of restricted stock awards is based on the closing market price of the Company’s common stock at the grant date.

Note 11 – Shareholders Equity

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

On September 27, 2012, the Company entered into a binding agreement with a group of underwriters to sell an incremental 12.0 million shares of the Company’s common stock, effective as of September 28, 2012, which closed on October 3, 2012.  The agreement provided the underwriters with the right to purchase an additional 1.8 million shares (15% of 12.0 million) during the succeeding thirty (30) days.  The shares were offered to the market at a price of $22.20 per share and the underwriters exercised their option to purchase the incremental 1.8 million shares on September 28, 2012.  Net proceeds to the Company were approximately $301.0 million after subtracting underwriting commissions and offering expenses of approximately $4.8 million.  In addition the Company incurred offering costs of approximately $559 thousand.

On November 19, 2012, the Board of Directors of the Company approved the repurchase of up to 2.4 million shares of its common stock through December 31, 2013, either in the open market or through privately-negotiated transactions. The repurchase program is expected to be completed during 2013, and does not obligate the Company to acquire any particular amount of common stock. The Company made no share repurchases for the three months ended March 31, 2013.

Note 12 – Net Income per Common Share

The table below presents basic and diluted net income per share of common stock for the three months ended March 31, 2013 (dollars, other than shares and per share amounts, in thousands):

Three Months Ended March 31, 2013
Numerator:
Net loss attributable to common stockholders and participating securities for basic and diluted earnings per share	$(28,499)

Denominator:
Weighted average common shares outstanding for basic earnings per share	24,206,170
Weighted average diluted shares outstanding (stock awards)	-
Weighted average diluted shares outstanding (warrants)	-
Weighted average common share outstanding for diluted earnings per share	24,206,170

Basic earnings per common share	$(1.18)

Diluted earnings per common share	$(1.18)

The following potential common shares were excluded from diluted earnings per share for the three months ended March 31, 2013 as the Company had a net loss for the period:  11,463 related to stock awards and 121,357 for outstanding warrants to purchase the Company’s stock.

Note 13 – Income Taxes

Based on the Company’s analysis of any potential uncertain income tax positions, the Company concluded that it does not have any uncertain tax positions that meet the recognition or measurement criteria as of March 31, 2013.  In the event that the Company incurs income tax related interest and penalties, the Company’s policy is to classify them as a component of provision for income taxes.

Note 14 – Contingencies

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. Management is not aware of any material contingencies at March 31, 2013.

Note 15 – Subsequent Events

On April 1, 2013, the Company declared a dividend of $0.95 per share payable to shareholders of record as of April 12, 2013 and payable on April 30, 2013.

ITEM 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING INFORMATION

The Company makes forward-looking statements herein and will make forward-looking statements in future filings with the Securities and Exchange Commission (the “SEC”), press releases or other written or oral communications within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  For these statements, the Company claims the protections of the safe harbor for forward-looking statements contained in such sections.  Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond the Company’s control.  These forward-looking statements include information about possible or assumed future results of the Company’s business, financial condition, liquidity, results of operations, plans and objectives.  When the Company uses the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions, the Company intends to identify forward-looking statements.  Statements regarding the following subjects, among others, may be forward-looking: market trends in the Company’s industry, interest rates, real estate values, the debt securities markets, the U.S. housing market or the general economy or the demand for residential mortgage loans; the Company’s business and investment strategy; the Company’s projected operating results; actions and initiatives of the U.S. Government and changes to U.S. Government policies and the execution and impact of these actions, initiatives and policies; the state of the U.S. economy generally or in specific geographic regions; economic trends and economic recoveries; the Company’s ability to obtain and maintain financing arrangements, including securitizations; the current potential return dynamics available in Agency residential mortgage-backed securities (“RMBS”) (as defined herein) return dynamics available; the level of government involvement in the U.S. mortgage market; the anticipated default rates on Agency and Non-Agency RMBS (as defined herein); the loss severity on Non-Agency RMBS; the return of the Non-Agency RMBS securitization market; general volatility of the securities markets in which the Company participates; changes in the value of the Company’s assets; the Company’s expected portfolio of assets; the Company’s expected investment and underwriting process; interest rate mismatches between the Company’s target assets and any borrowings used to fund such assets; changes in interest rates and the market value of the Company’s target assets; changes in prepayment rates on the Company’s target assets; effects of hedging instruments on the Company’s target assets; rates of default or decreased recovery rates on the Company’s target assets; the degree to which the Company’s hedging strategies may or may not protect the Company from interest rate volatility; impact of and changes in governmental regulations, tax law and rates, accounting guidance and similar matters; the Company’s ability to maintain the Company’s qualification as a real estate investment trust for U.S. federal income tax purposes; the Company’s ability to maintain its exemption from registration under the Investment Company Act of 1940, as amended (the “1940 Act”); the availability of opportunities to acquire Agency RMBS, Non-Agency RMBS, residential mortgage loans and other residential mortgage assets; the availability of qualified personnel; estimates relating to the Company’s ability to make distributions to its stockholders in the future; and the Company’s understanding of its competition.

The forward-looking statements are based on the Company’s beliefs, assumptions and expectations of its future performance, taking into account all information currently available to it.  Forward-looking statements are not predictions of future events.  These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to the Company.  Some of these factors are described in Item “1A - Risk Factors” in the Company’s annual report on Form 10-K for the year ended December 31, 2012, as filed on April 9, 2013 with the SEC.  These and other risks, uncertainties and factors, including those described in the annual, quarterly and current reports that the Company files with the SEC, could cause its actual results to differ materially from those included in any forward-looking statements the Company makes.  All forward-looking statements speak only as of the date they are made.  New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect the Company.  Except as required by law, the Company is not obligated to, and does not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion should be read in conjunction with the Company’s financial statements and the accompanying notes to the Company’s financial statements, which are included in Item 1 of this Quarterly Report on Form 10-Q, as well as the information contained in the Company’s annual report on Form 10-K for the year ended December 31, 2012, as filed on April 9, 2013 with the SEC.

The following defines certain of the commonly used terms in the Management’s Discussion and Analysis of Financial Condition and Results of Operations: “Agency” or “Agencies” refer to a federally chartered corporation, such as the Federal National Mortgage Association (“Fannie Mae” or “FNMA”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac” or “FHLMC”), or an agency of the U.S. Government, such as the Government National Mortgage Association (“Ginnie Mae” or “GNMA”); references to “RMBS” refer to residential mortgage-backed securities, “Agency RMBS” refer to RMBS issued or guaranteed by the Agencies while “Non-Agency RMBS “ refer to RMBS that are not issued or guaranteed by the Agencies; references to “ARMs” refers to adjustable rate mortgages; and references to “Agency Derivatives” or “Agency Interest-Only Strips” refer to interest-only(“IO”) and inverse interest-only (“IIO”) securities issued as part of or collateralized with Agency RMBS.

Overview

Western Asset Mortgage Capital Corporation (the “Company” unless otherwise indicated or except where the context otherwise requires “we”, “us” or “our”) is primarily focused on investing in, financing and managing Agency RMBS. Although our core investment strategy is focused on Agency RMBS, we have opportunistically supplemented our portfolio with Non-Agency RMBS and may, in the future, opportunistically invest in commercial mortgage-backed securities (“CMBS”) and asset-backed securities (“ABS”), which we, collectively, refer to as our Additional Target Assets. We finance investments in Agency RMBS and our Additional Target Assets primarily through the use of repurchase agreements.

We were organized as a Delaware corporation on June 3, 2009, but did not commence operations until the completion of our IPO on May 15, 2012. We intend to elect and qualify to be taxed as a real estate investment trust (“REIT”), commencing with our taxable year ended December 31, 2012. We generally will not be subject to U.S. federal income taxes on our taxable income to the extent that we annually distribute all of our net taxable income to stockholders and maintain our intended qualification as a REIT. We also intend to operate our business in a manner that will permit us to maintain our exemption from registration under the Investment Company Act of 1940 (“1940 Act”).

We are externally managed and advised by Western Asset Management Company (“WAM”, or the “Manager”), an SEC-registered investment advisor and a wholly-owned subsidiary of Legg Mason, Inc. Our Manager is responsible for administering our business activities and our day-to-day operations, subject to the supervision of our board of directors.

On May 9, 2012, we entered into: (i) a binding underwriting agreement with a group of underwriters to sell 8.0 million shares of our common stock for $20.00 per share in our initial public offering (“IPO”) for an aggregate offering price of $160.0 million; (ii) unit purchase agreements, pursuant to a private placement, with certain institutional accredited investors to purchase 2,231,787 warrant units for $20.00 per unit for an aggregate offering price of approximately $44.6 million; and (iii) a security purchase agreement to sell 46,043 shares of our common stock for $20.00 per share to our Manager’s deferred compensation plan in another private placement for an aggregate offering price of approximately $0.9 million.

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

We have invested the proceeds of our IPO, concurrent private placements and follow-on public offerings primarily in Agency RMBS, including Mortgage pass-through certificates, Agency derivatives, Agency Interest-Only Strips, Agency Inverse Interest-Only Strips, and Agency CMOs, as well as Non-Agency RMBS.  We have also used “to-be-announced” forward contracts, or TBAs, in order to invest in Agency RMBS. Pursuant to these TBAs, we agree to purchase, for future delivery, Agency RMBS with certain principal and interest terms.  At March 31, 2013, our portfolio was comprised of approximately $4.2 billion of Agency RMBS, approximately $149.4 million of Non-Agency RMBS, exclusive of linked transactions. In addition, at March 31, 2013, our linked transactions include approximately $66.7 million of Non-Agency RMBS.

We use leverage, currently comprised of borrowings under repurchase agreements, as part of our business strategy in order to increase potential returns to stockholders. We accomplish this by borrowing against existing mortgage-backed securities through repurchase agreements. Our investment guidelines contain no limits on the maximum amount of leverage that we may use, and we are not required to maintain any particular debt-to-equity leverage ratio. We may also change our financing strategy and leverage without the consent of stockholders.

As of March 31, 2013, we had entered into master repurchase agreements with 17 counterparties and are in discussions with other financial institutions for additional repurchase agreement capacity. As of March 31, 2013, we had approximately $4.1 billion of borrowings, excluding borrowings on linked transactions, outstanding under our repurchase agreements collateralized by approximately $4.3 billion of RMBS. In addition, at March 31, 2013, our linked transactions include approximately $43.9 million of borrowings under repurchase agreements collateralized by approximately $66.7 million of Non-Agency RMBS.

We have entered into swaps to effectively fix (for the life of the swap) the floating interest rate of approximately $2.6 billion of borrowings under our repurchase agreements.  In addition, as of March 31, 2013, we also owned swaptions on approximately an incremental $0.9 billion of borrowings.  As of March 31, 2013, our aggregate GAAP debt-to-equity ratio was approximately 8.2 to 1.

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

The current economic and market outlook are shaped in a significant manner by the unprecedented level of fiscal and monetary stimulus that the U.S. Government and U.S. Federal Reserve Board provided in the aftermath of the 2008 credit crisis. The current rate environment is characterized by a steep yield curve with the spread between two-year U.S. Treasury Notes and ten-year U.S. Treasury Notes well above the average spread over the last three decades. The U.S. Federal Reserve Board has maintained a near-zero target for the federal funds rate, and has reiterated its commitment to fulfilling its mandate to promote higher growth and lower unemployment and to maintain price stability in the U.S. economy.  In December 2012, the U.S. Federal Reserve Board reaffirmed its commitment to maintain its accommodative policies so long as the U.S. unemployment rate exceeded 6.5% and inflation remained below 2.5%.  In a press release issued on May 1, 2013, subsequent to its two day policy meeting, the Federal Reserve reiterated this position.

It is our Manager’s view that while recent economic data suggests an improvement in U.S. economic growth, the significant mortgage debt burden, run-off of fiscal stimulus and budget discipline at both the U.S. federal and state level will serve as an impediment to real GDP and employment growth during the balance of 2013. Recent headline inflation data has been relatively modest and we do not believe core rates will increase meaningfully, largely due to a plentiful supply of labor, thereby effectively eliminating wage pressure, and low rates of resource utilization.  In its May 1, 2013 press release, the U.S. Federal Reserve reached a similar conclusion, stating that while economic activity has been expanding at a moderate pace and that labor market conditions have shown some improvement, the unemployment rate still remains elevated and longer-term inflation have remained stable.  For these reasons, and considering its dual mandate to manage both inflation and unemployment, we believe that the U.S. Federal Reserve Board will exercise patience before unwinding any form of monetary stimulus now in effect.  We expect this type of muted recovery to keep the yield curve relatively steep and, barring any system shocks to the capital markets, provide for the strong demand for Agency RMBS to continue.

We believe investors continue to seek incremental spreads relative to U.S. Treasury Notes in a low yield environment and financial institutions continue to prefer high quality, liquid Agency RMBS. Yield spreads on Agency RMBS remain attractive relative to historical spread levels. As the capital markets have recovered, commercial banks have re-entered the secured lending market, which has quickened the pace of asset recovery, and the return to more normalized credit spreads. Financing of Agency and Non-Agency RMBS is currently widely available through, among other vehicles, repurchase agreements. Haircuts, or the discount attributed to the value of securities sold under repurchase agreements, ranging from a low of 3.0% to a high of 5.5% for Agency RMBS, depending on the specific security used as collateral for such repurchase agreements, while haircuts for IOs and IIOs can be as high as 30% and haircuts for Non-Agency RMBS ranging from a low of 30% to a high of 50%.

Toward the end of the 2012 our Manager established a small position of Non-Agency RMBS.  Our Manager believes that Non-Agency RMBS can serve as a diversifying hedge in the event interest rates rise.  During the three months ended March 31, 2103 our Manager has increased our position in Non-Agency RMBS and may continue to do so while maintaining Agency RMBS as the primary investments for the Company.

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

In a statement issued at the conclusion of its August 1, 2012 meeting, the U.S. Federal Reserve Board acknowledged that despite some signs of improvement, the U.S. housing sector remains depressed.  Based on the deceleration in economic and employment growth as well as the expectation for continued low inflation, the U.S. Federal Reserve Board announced that it would continue its highly accommodative fiscal policy and extend through the end of the year its program to extend the average maturity of its holdings of securities by continuing to reinvest principal payments received on its holdings of Agency debt and Agency mortgage-backed securities in additional Agency mortgage-backed securities. This program dubbed “Operation Twist” was originally announced in September 2011.  By extending the average maturity of securities held by the U.S. Federal Reserve Board in its portfolio, the expectation is that such action will continue to create downward pressure on longer-term interest rates, which, in turn, will ease financial conditions in the U.S. and provide additional stimulus to support the economic recovery.  On May 1, 2013, the U.S. Federal Reserve affirmed its intention to extend what is commonly referred to as “QE3” by continuing to reinvest principal payments received on its Agency mortgage-backed bond portfolio in new Agency mortgage-backed securities and by purchasing an incremental $40 billion of Agency mortgage-backed securities and $45 billion of longer-term Treasury securities each month.   The U.S. Federal Reserve Board also announced that it is prepared to increase or decrease the pace of these purchases in order to maintain the appropriate policy accommodation as the outlook for the labor market or inflation changes.  In this regard, the U.S. Federal Reserve Board also stated that it expects to continue an accommodative monetary policy after the asset purchase program ends, maintaining the target range for the federal funds rate at 0.00% to 0.25% as long as the U.S. unemployment rate remains above 6.5% and inflation does not exceed 2.5%.

Our Investment Strategy

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

We rely on our Manager’s expertise in asset allocation and identifying attractive assets within our investment strategy. Although our core investment strategy is currently focused primarily on Agency RMBS, our Manager’s expertise in related investment disciplines such as Non-Agency RMBS, CMBS, and ABS provides our Manager with both: (i) valuable investment insights to our Agency RMBS investment selection and strategy; and (ii) flexibility to invest in assets other than Agency RMBS opportunistically as market conditions warrant.

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

Our Target Assets

We have invested the proceeds of our IPO, concurrent private placements and follow-on public offering and expect to continue to focus on investing in the following types of securities:

Agency RMBS - Agency RMBS, which are RMBS for which the principal and interest payments are guaranteed by a U.S. Government agency, such as Government National Mortgage Association (“GNMA”), or a U.S. Government-sponsored entity, such as Federal National Mortgage Association (“FNMA”) or Federal Home Loan Mortgage Corporation (“FHLMC”).  The Agency RMBS we acquire can be secured by fixed-rate mortgages, adjustable-rate mortgages or hybrid adjustable-rate mortgages. Fixed-rate mortgages have interest rates that are fixed for the term of the loan and do not adjust. The interest rates on adjustable-rate mortgages generally adjust annually (although some may adjust more frequently) to an increment over a specified interest rate index. Hybrid adjustable-rate mortgages have interest rates that are fixed for a specified period of time (typically three, five, seven or ten years) and, thereafter, adjust to an increment over a specified interest rate index. Adjustable-rate mortgages and hybrid adjustable-rate mortgages generally have periodic and lifetime constraints on the amount by which the loan interest rate can change on any predetermined interest rate reset date.  As of March 31, 2013, all of our Agency RMBS are secured by fixed-rate mortgages.

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

Agency Derivatives:

Agency Interest-Only Strips or IOs. - This type of security only entitles the holder to interest payments. The yield to maturity of Agency Interest-Only Strips is extremely sensitive to the rate of principal payments (particularly prepayments) on the underlying pool of mortgages. We invest in these types of securities primarily to take advantage of particularly attractive prepayment-related or structural opportunities in the Agency RMBS markets, as well as to help manage the duration of our overall portfolio.

Agency Inverse Interest-Only Strips or IIOs. - This type of security has a coupon with an inverse relationship to its index and is subject to caps and floors. Agency Inverse Interest-Only RMBS entitles the holder to interest only payments based on a notional principal balance, which is typically equal to a fixed rate of interest on the notional principal balance less a floating rate of interest on the notional principal balance that adjusts according to an index subject to set minimum and maximum rates. The value of Agency Inverse Interest-Only RMBS will generally decrease when its related index rate increases and increase when its related index rate decreases.

Collateralized Mortgage Obligations or CMOs. - CMOs are securities that are structured from residential pass-through certificates, which receive monthly payments of principal and interest. CMOs divide the cash flows which come from the underlying mortgage pass-through certificates into different classes of securities that may have different maturities and different weighted average lives than the underlying pass-through certificates.

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

TBAs. - We may utilize “to-be-announced” forward contracts, or TBAs, in order to invest in Agency RMBS. Pursuant to these TBAs, we would agree to purchase (or deliver), for future settlement, Agency RMBS with certain principal and interest terms and certain types of underlying collateral, but the particular Agency RMBS to be delivered would not be identified until shortly before the TBA settlement date. Our ability to purchase Agency RMBS through TBAs may be limited by the 75% income and asset tests applicable to REITs.

Our Additional Target Assets

Although our core investment strategy is focused on Agency RMBS, we have opportunistically supplemented our portfolio with Non-Agency RMBS and may do so with the other types of assets, which we define as part of our Additional Target Assets, described below.

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

As of March 31, 2013, the fair value of our investment portfolio was comprised of approximately 96.6% of Agency RMBS and 3.4% of Non-Agency RMBS, excluding linked transactions. As of March 31, 2013, the fair value of our investment portfolio was comprised of approximately 95.1% of Agency RMBS and 4.9% of Non-Agency RMBS, including linked transactions.

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

We fund the acquisition of our assets through the use of leverage from a number of financing sources, subject to maintaining our qualification as a REIT. We finance purchases of RMBS and may fund our Additional Target Assets primarily through the use of repurchase agreements.

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

We expect to maintain a debt to equity ratio of seven to eleven times the amount of our stockholders’ equity (the components used in such calculation calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”)), although there is no minimum or maximum leverage that our investment policies explicitly require. Depending on the different cost of borrowing funds at different maturities, we will vary the maturities of our borrowed funds to attempt to produce lower borrowing costs and reduce interest rate risk. We enter into collateralized borrowings only with institutions that are rated investment grade by at least one nationally-recognized statistical rating organization.  We rely on financing to acquire, on a leveraged basis, the Target Assets in which we invest. If market conditions deteriorate, our lenders may exit the repurchase market, and tighten lending standards, or increase the amount of equity capital required to obtain financing making it more difficult and costly for us to obtain financing.

For the three months ended March 31, 2013, we financed RMBS with repurchase agreements, on a debt-to-equity basis, averaging approximately eight to ten times leverage. In the future, we may, however, be limited or restricted in the amount of leverage we may employ by the terms and provisions of any financing or other agreements, and may be subject to margin calls as a result of our financing activity.  We had an aggregate GAAP debt-to-equity ratio of approximately 8.2 to 1.

We initially financed our RMBS with repurchase agreement financing with maturities from one to three months, but in some cases longer. At March 31, 2013, we had entered into master repurchase agreements with 17 counterparties, and are in discussions with additional financial institutions in order to potentially provide us with additional repurchase agreement capacity.  As of March 31, 2013, we had approximately $4.1 billion outstanding under our repurchase agreements, including repurchase agreements accounted for as part of linked transactions.

Our Hedging Strategy

Subject to maintaining our qualification as a REIT for U.S. federal income purposes, we pursue various economic hedging strategies to seek to reduce our exposure to adverse changes in interest rates.  The U.S. federal income tax rules applicable to REITs may require us to implement certain of these techniques through a domestic taxable REIT subsidiary (“TRS”) that is fully subject to federal corporate income taxation. At this time we do not utilize a domestic TRS, although we may consider doing so in future.  Our hedging activity varies in scope based on the level and volatility of interest rates, the type of assets held and other changing market conditions.  As of March 31, 2013, we entered into swaps designed to mitigate the effects of increases in interest rates under a portion of our repurchase agreements.  These swaps provide for fixed interest rates indexed off of the London interbank offered rate or LIBOR and effectively fix the floating interest rates on approximately $2.6 billion of borrowings under our repurchase agreements.  In addition, as of March 31, 2013, we also owned swaptions on approximately an incremental $0.9 billion of borrowings.  To date, we have not elected to apply hedge accounting for our derivatives and, as a result, we record the change in fair value of our derivatives and the associated interest in earnings.

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

While linked transactions are treated as derivatives for GAAP, the securities underlying the Company’s linked transactions are valued using similar techniques to those used for our securities portfolio. The value of the underlying security is then netted against the carrying amount (which approximates fair value) of the repurchase agreement at the valuation date. Additionally, TBA instruments are similar in form to our Agency RMBS portfolio, and the Company therefore estimates fair value based on similar methods.

We determine the fair value of derivative financial instruments by obtaining quotes from a third party pricing service, whose pricing is subject to review by our Manager’s pricing committee. In valuing its interest rate derivatives, such as swaps and swaptions, we consider the creditworthiness of our counterparties, along with collateral provisions contained in each derivative agreement, from the perspective of both us and our counterparties. All of our derivatives are subject to bilateral collateral arrangements. We also have netting arrangements in place with all derivative counterparties pursuant to standard documentation developed by the International Swap and Derivatives Association. Consequently, no credit valuation adjustment was made in determining the fair value of interest rate derivatives.

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

Linked transactions

In instances where we acquire assets through repurchase agreements with the same counterparty from whom the assets were purchased, we will evaluate such transactions under GAAP. Under current guidance, the initial transfer of a financial asset and repurchase financing that are entered into contemporaneously with, or in contemplation of, one another will be considered linked unless all of the required criteria for “gross” or separate treatment are met at the inception of the transaction. If the transaction meets all of the conditions required for gross or separate treatment, the initial transfer will be accounted for separately from the repurchase financing, and we will record the asset and the related financing on a gross basis on our Balance Sheet with the corresponding interest income and interest expense in our statements of operations. If the transaction is determined to be linked, we will record the initial transfer and repurchase financing on a net basis and record a forward commitment to purchase asset as a derivative instrument with changes in market value being recorded on the Statement of Operations. Such forward commitments are recorded at fair value with subsequent changes in fair value recognized in income. The analysis of transactions under these rules requires assumptions based on management’s judgment and experience.

Interest income recognition and Impairment

Agency RMBS and Non-Agency RMBS rated AA and higher at the time of purchase

Interest income on mortgage-backed securities is accrued based on the respective outstanding principal balances and their corresponding contractual terms. Premiums and discounts associated with Agency RMBS and Non-Agency RMBS rated AA and higher at the time of purchase are amortized into interest income over the estimated life of such securities using the effective yield method.  Adjustments to premium and discount amortization are made for actual prepayment activity. On at least a quarterly basis, we estimate prepayments for our securities and, as a result, if prepayments increase (or are expected to increase), we will accelerate the rate of amortization on premiums or discounts and make a retrospective adjustment to historical amortization. Alternatively, if prepayments decrease (or are expected to decrease) we will reduce the rate of amortization on the premiums or discounts and make a retrospective adjustment to historical amortization.

A decline in the fair market value of our assets may require us to recognize an “other-than-temporary” impairment against such assets under GAAP if we were to determine that, with respect to any assets in unrealized loss positions, we do not have the ability and intent to hold such assets to maturity or for a period of time sufficient for a forecasted market price recovery up to or beyond the cost of such assets. If such a determination is made, we would recognize unrealized losses through earnings and write down the amortized cost of such assets to a new cost basis, based on the fair value of such assets on the date they are considered to be other-than-temporarily impaired. Such impairment charges reflect non-cash losses at the time of recognition; subsequent disposition or sale of such assets can further affect our future losses or gains, as they are based on the difference between the sales price received and adjusted amortized cost of such assets at the time of sale.

The determination of whether an other-than-temporary impairment exists is subject to management’s estimates based on consideration of both factual information available at the time of assessment as well as the our estimates of the future performance and projected amount and timing of cash flows expected to be collected on the security. As a result, the timing and amount of an other-than-temporary impairment constitutes an accounting estimate that may change materially over time.

RMBS that are purchased at a discount to par value and are rated below AA at the time of purchase and Agency Interest-Only and Agency Inverse Interest-Only Strips that are not classified as derivatives

Interest income on Non-Agency RMBS that are purchased at a discount to par value and are rated below AA at the time of purchase and Agency Interest-Only and Agency Inverse Interest-Only Strips that are not classified as derivatives, is recognized based on the effective yield method.  The effective yield on these securities is based on the projected cash flows from each security, which is estimated based on our observation of the then current market information and events and will include assumptions related to interest rates, prepayment rates and the timing and amount of credit losses.  On at least a quarterly basis, we review and, if appropriate, make adjustments to our cash flow projections based on input and analysis received from external sources, internal models, and our judgment about interest rates, prepayment rates, the timing and amount of credit losses (if applicable), and other factors. Changes in cash flows from those originally projected, or from those estimated at the last evaluation, may result in a prospective change in the yield/interest income recognized on such securities. Actual maturities of the securities are affected by the contractual lives of the associated mortgage collateral, periodic payments of scheduled principal, and prepayments of principal. Therefore, actual maturities of the securities will generally be shorter than stated contractual maturities.

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

In addition, an other-than-temporary impairment is deemed to have occurred when there is an adverse change in the expected cash flows (principal or interest) to be received and the fair value of the beneficial interest is less than its carrying amount. In determining whether an adverse change in cash flows occurred, the present value of the remaining cash flows, as estimated at the initial transaction date (or the last date previously revised), is compared to the present value of the expected cash flows at the current reporting date.  The estimated cash flows reflect those a “market participant” would use and are discounted at a rate equal to the current yield used to accrete interest income. These adjustments are reflected in our Statement of Operations as Other loss on Residential mortgage-backed securities.

Following the recognition of an other-than-temporary impairment, a new amortized cost basis is established for the security. However, to the extent that there are subsequent increases in cash flows expected to be collected, the other-than-temporary impairment previously recorded may be accreted back through interest income via increased yield.

The determination of whether an other-than-temporary impairment exists is subject to management’s estimates based on consideration of both factual information available at the time of assessment as well as the our estimates of the future performance and projected amount and timing of cash flows expected to be collected on the security. As a result, the timing and amount of an other-than-temporary impairment constitutes an accounting estimate that may change materially over time.

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

We elected not to apply hedge accounting for these derivative instruments and record the change in fair value and net interest rate swap payments (including accrued amounts) related to interest rate swaps in Gain on derivative instruments, net in our Statement of Operations.

We also invest in Agency Interest-Only Strips, Agency Inverse Interest-Only Strips and TBAs. We evaluate the terms and conditions of our holdings of Agency Interest-Only Strips, Agency Inverse Interest-Only Strips and TBAs to determine if these instruments have the characteristics of an investment or should be considered a derivative under GAAP.  Accordingly, Agency Interest-Only Strips, Agency Inverse Interest-Only Strips and TBAs having the characteristics of derivatives are accounted for at fair value with such changes recognized in Gain on derivative instruments, net in our Statement of Operations, along with any interest earned (including accrued amounts). The carrying value of these Agency Interest-Only Strips, Agency Inverse Interest-Only Strips and TBAs is included in Residential mortgage-backed securities on the Balance Sheet.

We evaluate all of our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. Our derivative instruments also include linked transactions, which reflect a forward commitment to purchase assets. Derivative instruments are recorded at fair value and are re-valued at each reporting date, with changes in the fair value together with interest earned (including accrued amounts) reported in Gain on derivative instruments, net in our Statement of Operations.

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

We may elect to treat certain of our subsidiaries as TRSs. In general, a TRS of ours may hold assets and engage in activities that we cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business. A TRS is subject to U.S. federal, state and local corporate income taxes.  While a TRS will generate net income, a TRS can declare dividends to us, which will be included in our taxable income and necessitate a distribution to our stockholders. Conversely, if we retain earnings at the TRS level, no distribution is required and we can increase book equity of the consolidated entity.  As of March 31, 2013, we did not have a TRS, or any other subsidiary.

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

Recent accounting pronouncements

Accounting Standards Adopted in 2013

In December 2011, the FASB issued guidance requiring additional disclosure information about offsetting and related arrangements.  Further in December 2012, the FASB proposed an update intended to address implementation of the December 2011 guidance. In January 2013, the FASB issued guidance to limit the scope of the new balance sheet and offsetting disclosure requirements of prior guidance related  to certain derivatives (including bifurcated embedded derivatives,) repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions. Entities will be required to disclose both gross information and net information about both instruments and transactions eligible for offset in the balance sheet as well as instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements and securities lending arrangements. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards. The guidance is effective for periods beginning on or after January 1, 2013 and interim periods within those annual periods. While this guidance may result in certain additional disclosures, it did not have a material impact on our financial statements.

Results of Operations

The following discussion of our results of operations highlights our performance for the three months ended March 31, 2013.

Investments

The following table presents certain information about our RMBS investment portfolio at March 31, 2013 (dollars in thousands):

	Principal Balance (1)	Unamortized Premium (Discount)	Non-Accretable Discount	Amortized Cost (1)	Unrealized Gain (Loss)	Estimated Fair Value (1)	Net Weighted Average Coupon (2)

20-Year Mortgage
Coupon Rate:
3.00%	$787,671	$39,578	$-	$827,249	$(3,578)	$823,671	3.0%
3.50%	36,366	2,010	-	38,376	428	38,804	3.5%
4.00%	40,329	4,439	-	44,768	(726)	44,042	4.0%
	864,366	46,027	-	910,393	(3,876)	906,517	3.1%
30-Year Mortgage
Coupon Rate:
3.00%	38,575	1,782	-	40,357	(585)	39,772	3.0%
3.50%	2,029,320	160,105	-	2,189,425	(30,156)	2,159,269	3.5%
4.00%	648,763	70,459	-	719,222	(7,779)	711,443	4.0%
5.50%	104,125	12,575	-	116,700	(403)	116,297	5.5%
6.00%	11,198	1,415	-	12,613	(177)	12,436	6.0%
	2,831,981	246,336	-	3,078,317	(39,100)	3,039,217	3.7%

Agency IOs and IIOs(3)	N/A	N/A	-	200,516	(1,165)	199,351	4.3%
Agency IIOs and IIOs accounted for as derivatives (3)(4)	N/A	N/A	-	N/A	N/A	80,826	5.0%
	N/A	N/A	-	200,516	(1,165)	280,177	4.5%

Non-Agency RMBS	378,759	(18,056)	(148,216)	212,487	3,633	216,120	1.3%

Total: Non GAAP Basis-Including Linked Transaction	$4,075,106	$274,307	(148,216)	$4,401,713	$(40,508)	$4,442,031	3.7%
Linked Transactions	105,234	(11,105)	(27,736)	66,393	322	66,715	0.8%
Total: GAAP Basis-Excluding Linked Transaction	$3,969,872	$285,412	(120,480)	$4,335,320	$(40,830)	$4,375,316	3.7%

(1) Includes unsettled purchases with an aggregate cost of $211,736 and fair value of $212,732 at March 31, 2013.

(2) Net weighted average coupon as of March 31, 2013 is presented net of servicing and other fees.

(3) Agency IOs and IIOs and Agency IOs and IIOs, accounted for as derivatives, have no principal balances and bear interest based on a notional balance.  The notional balance is used solely to determine interest distributions on interest-only class of securities.

(4) Interest on these securities is reported as a component of Gain on derivative instruments, net.

As of March 31, 2013, our portfolio consisted primarily of fixed rate Agency RMBS which our Manager believes exhibit prepayment mitigation attributes, including Agency RMBS collateralized by low loan balances, loans where the underlying borrower is unable to access the Making Home Affordable Program, including the Home Affordable Refinance Program or HARP or loans which were not originated by third party originators or brokers.

Investment Activity

RMBS, Agency Derivatives and Other Securities.  For the three months ended March 31, 2013, we acquired approximately $1.0 billion of Agency RMBS and Agency derivatives, approximately $127.6 million of Non-Agency RMBS, and approximately $66.7 million Non-Agency RMBS included in linked transactions. During the same period, we received principal payments and basis recoveries of approximately $77.7 million for Agency RMBS and Agency derivatives and approximately $1.8 million for Non-Agency RMBS and approximately $569 thousand for Non-Agency RMBS included in linked transactions.  Proceeds from sales received for the three months ended March 31, 2013 were approximately $1.8 billion for Agency RMBS and Agency derivatives. In addition, we entered into forward contracts to purchase TBAs of approximately $617.6 million and we entered into forward contracts to sell TBAs of approximately $680.3 million to be settled in the second quarter of 2013.  The average unlevered yield on Agency RMBS, including Agency derivatives, for the three months ended March 31, 2013 was approximately 3.04%. For the same period, the average unlevered yield on Non-Agency RMBS was approximately 5.91% and the average unlevered yield on Non-Agency RMBS including linked transactions was approximately 5.75%.

Financing and Other Liabilities. We have entered into repurchase agreements to finance a substantial majority of our RMBS.  These agreements are secured by substantially all of our RMBS and bear interest at rates that have historically moved in close relationship to LIBOR.  For the three months ended March 31, 2013, we received proceeds of approximately $11.1 billion and made repayments of approximately $11.9 billion under repurchase agreements secured by our Agency RMBS.  In addition, for the three months ended March 31, 2013, we received proceeds of approximately $144.2 million under repurchase agreements secured by our Non-Agency RMBS and an additional $47.9 million under repurchase agreements secured by our Non-Agency RMBS included in linked transactions.  We made repayments of approximately $63.6 million under repurchase agreements secured by our Non-Agency RMBS and $4.0 million under repurchase agreements secured by our Non-Agency RMBS included in linked transactions. At March 31, 2013, we had outstanding repurchase agreement borrowings with the following 14 counterparties totaling approximately $4.1 billion:

(dollars in thousands)		Percent of Total
	Amount	Amount	Company RMBS
Repurchase Agreement Counterparties	Outstanding	Outstanding	Held as Collateral(1)
JP Morgan Securities LLC	532,606	13.1%	586,174
Barclays Capital Inc.	499,385	12.2%	538,094
Deutsche Bank Securities LLC	472,961	11.5%	502,072
Goldman Sachs Bank USA	455,347	11.1%	482,988
Citigroup Global Markets Inc.	402,008	9.8%	426,534
Mizuho Securities USA Inc.	270,453	6.6%	283,290
BNP Paribas Securities Corporation	262,341	6.4%	277,255
Credit Suisse Securities (USA) LLC	186,452	4.5%	239,092
Wells Fargo Securities LLC & Wells Fargo Bank N.A.	186,165	4.5%	197,254
Morgan Stanley & Co. LLC	182,478	4.5%	191,858
UBS Securities LLC	181,589	4.4%	191,482

Merrill Lynch Pierce Fenner & Smith Inc.	181,281	4.4%	189,413
RBC Capital Markets LLC	154,997	3.8%	163,929
Jefferies & Company Inc.	130,738	3.2%	138,814
Total: Non-GAAP Basis — Including Linked Transactions	$4,098,801	100.0%	$4,408,249
Linked Transactions	43,871		66,715
Total: GAAP Basis — Excluding Linked Transactions	$4,054,930	100.0%	$4,341,534

(1)At fair value.

We record the liability for RMBS and other securities purchased, for which settlement has not taken place as an investment related payable.  As of March 31, 2013, we had investment related payables of approximately $219.7 million of which no items were outstanding greater than 30 days.

The following table presents our borrowings by type of collateral pledged as of March 31, 2013, and the respective Effective Cost of Funds (non-GAAP financial measure) for the period then ended (dollars in thousands) See “Non-GAAP financial measures” (dollars in thousands):

Collateral	Balance (GAAP) March 31, 2013	Weighted Average Cost of Funds for the three months ended March 31, 2013	Balance (Non- GAAP) March 31, 2013	Weighted Average Effective Cost of Funds for the three months ended March 31, 2013(1)
Agency RMBS	$3,975,546	0.44%	$3,975,546	0.85%
Non-Agency RMBS	79,384	1.86	79,384	1.86
Total: Excluding Linked Transactions	$4,054,930	0.46%	$4,054,930	0.86%
Non-Agency RMBs Linked Transactions	n/a	n/a	43,871	1.85
Total	$4,054,930	0.46%	$4,098,801	0.87%

(1) The effective cost of funds for the periods presented are calculated on an annualized basis and include interest expense for the periods and net payments on interest rate swaps of approximately $4.6 million and interest payments on Non-Agency linked transactions of approximately $90 thousand. While swaps are not accounted for using hedge accounting, such instruments are viewed by us as an economic hedge against increases in interest rates and are classified as hedges for purposes of satisfying the REIT tax requirements.  In addition, although certain securities and their respective repurchase borrowings are classified as derivatives, we view the interest expense attributed to these borrowings as additional cost of funds.  See “Non GAAP Financial Measures”.

Derivative Instruments.  As of March 31, 2013, we had entered into swaps and swaptions designed to mitigate the effects of increases in interest rates under a portion of our repurchase agreements.  The swaps provide for fixed interest rates indexed off of LIBOR and are viewed by us to effectively fix the floating interest rates on approximately $2.6 billion of borrowings under our repurchase agreements as of March 31, 2013.

The following table presents information about our interest rate swaps as of March 31, 2013 (dollars in thousands):

Remaining Interest Rate interest rate swap Term	Notional Amount	Average Fixed Pay Rate	Average Maturity (Years)	Forward Starting

Greater than 1 year and less than 3 years	$572,300	0.4%	2.1	40.6%
Greater than 3 years and less than 5 years	394,500	0.8	4.6	-
Greater than 5 years	1,606,950	1.9	10.7	31.7

Total	$2,573,750	1.4%	7.9	28.8%

At March 31, 2013, we had entered into three swaptions with a notional amount of $445.0 million, $75.0 million and $390.0 million which expire in six months, four months and 15 days, respectively. If exercised, we can enter into a 20 year fixed pay swap agreement, a 10 year fixed pay swap agreement and a 10 year fixed pay swap agreement at a predetermined strike price, respectively.

At March 31, 2013, we purchased put options for TBAs with a total notional amount of $1.0 billion and sold put options for TBAs with a total notional amount of $1.0 billion.  We paid premiums of approximately $4.7 million for the put options purchased and received premiums of approximately $3.7 million for the put options sold.  The purchase and sold put options expire in May 2013.  The fair value of the purchased put options and put options sold is approximately $2.4 million and approximately $1.8 million, respectively at March 31, 2013.

Net Interest Income

We earned interest income, net of premium amortization, discount accretion and amortization of basis, of approximately $33.8 million for the three months ended March 31, 2013, which represents interest earned on our assets.  We incurred interest expense of approximately $5.2 million, for the three months ended March 31, 2013, which was related to borrowings from repurchase agreements.

For the three months ended March 31, 2013:

	Agency	Non-agency	Total
(dollars in thousands)

Average amortized cost of RMBS	$4,560,017	$108,430	$4,668,447

Total interest income (1)	$32,170	$1,580	$33,750

Yield on average RMBS	2.86%	5.91%	2.93%

Average balance of repurchase agreements	$4,536,108	$50,241	$4,586,349

Total interest expense	$4,951	$230	$5,181

Average cost of funds (2)	0.44%	1.86%	0.46%

Net interest income	$27,219	$1,350	$28,569

Net interest rate spread	2.42%	4.05%	2.47%

(1)Amount includes net amortization of premiums, accretion of discounts and amortization of basis of approximately of $(18.3) million for Agency, and approximately $1.1 million for Non-Agency for the three months ended March 31, 2013.  In accordance with GAAP, interest income does not include linked transactions; instead they are included in gain on linked transactions.

(2) Cost of funds does not include accrual and settlement of interest associated with derivative instruments or linked transactions.  In accordance with GAAP, those costs are included in gain (loss) on derivative instruments and gain on linked transactions, respectively, in the statement of operations.

The following table sets forth certain information regarding our net investment income for the three months ended March 31, 2013, See “Non-GAAP Financial Measures”:

For the three months ended March 31, 2013:

Non-GAAP Financial Measures:	Agency	Non-agency	Total
(dollars in thousands)

Average amortized cost of RMBS held including Agency Interest-Only Strips, Agency Inverse Interest-Only Strips accounted for as derivatives and linked transactions	$4,649,118	$142,239	$4,791,357

Total interest income including interest income on Agency Interest-Only Strips, Agency Inverse Interest- Only Strips accounted for as derivatives and linked transactions(1)	$33,929	$2,015	$35,944

Yield on average amortized cost of RMBS including adjustments related to cost of Agency Interest-Only Strips, Agency Inverse Interest-Only Strips accounted for as derivatives and linked transactions	2.96%	5.75%	3.04%

Total interest expense including interest income (expense), net incurred on interest rate swaps and interest expense incurred on linked transactions(2)	$9,533	$320	$9,853

Average cost of funds including interest income (expense) on Agency Interest-Only Strips, and Agency Inverse Interest-Only Strips accounted for as derivatives and interest income (expense), net incurred on interest swaps and linked transactions	0.85%	1.86%	0.87%

Net interest income including interest income (expense) on Agency Interest-Only Strips and Agency Inverse Interest-Only Strips accounted for as derivatives and interest income (expense), net incurred on interest rate swaps and linked transactions	$24,396	$1,695	$26,091

Net interest rate spread including interest income (expense) on Agency Interest-Only Strips and Agency Inverse Interest-Only Strips accounted as derivatives and interest income (expense), net incurred on interest rate swaps and linked transactions	2.11%	3.89%	2.17%

(1) For the three months ended March 31, 2013  includes net amortization of premiums, accretion of discounts and amortization of basis of approximately $(21.1) million. This amount is composed of approximately $(18.3) million for Agency RMBS included in interest income, approximately $1.1 million for Non-Agency included in interest income, $0.3 million for linked transactions (Non-GAAP measure) and $(4.2) million of amortization of basis on Agency Interest-Only Strips and Agency Inverse Interest Only Strips accounted for as derivatives (Non-GAAP measure), not reported in interest income for GAAP (included in Loss on derivative instruments).

(2)  Represents the net amount paid, including accrued amounts, for interest rate swaps during the period, included in loss on derivative instruments for GAAP and interest expense on linked transactions.

Interest income is subject to interest rate risk.  Refer to Item 3 “Quantitative and Qualitative Disclosures about Market Risk,” for more information relating to interest rate risk and its impact on our operating results.

Realized and Unrealized Gain (Loss)

During the three months ended March 31, 2013, we sold Agency RMBS and Agency derivatives of approximately $1.8 billion realizing gross gains of approximately $8.6 million and gross losses of approximately $20.4 million from the sale of securities. We sold these RMBS in order to: (i) adjust the prepayment characteristics of our portfolio; or (ii) adjust the duration of our portfolio.

With respect to our RMBS, we elected the fair value option and, as a result, we record the change in fair value related to RMBS in earnings.  The following table presents amounts related to realized gains and losses as well as changes in fair value of our RMBS portfolio and derivative instruments that are included in our statement of operations for the three months ended March 31, 2013 (dollars in thousands):

Description	Realized Gain (Loss), net(1)	Contractual interest income (expense), net	Other loss on Residential mortgage -backed securities	Unrealized Gain (Loss), net	Basis Recovery	Mark-to- market adjustments	Total

RMBS and Other Securities	$(11,660)	$--	$(2,268)	$(54,759)	$-	$-	$(68,687)

Derivative Instruments:
Interest rate swaps	18,258	(4,582)	-	-	-	1,858	15,534
Interest rate swaptions	-	-	-	-	-	(1,506)	(1,506)
Agency Interest-Only Strips and Agency Inverse Interest-Only Strips–accounted for as derivatives	(99)	5,943	-	-	(4,185)	(2,348)	(689)
Options	-	-	-	-	-	(324)	(324)
TBAs	601	-	-	-	-	1,224	1,825
Linked Transactions	-	17	-	-	-	579	596
Total	$7,100	$1,378	$(2,268)	$(54,759)	$(4,185)	$(517)	$(53,251)

(1) Contractual interest income (expense), net on derivative instruments includes interest settlement paid or received.

In order to mitigate interest rate risk resulting from our repurchase agreements, we entered into interest rate swaps with an aggregate notional amount of approximately $2.6 billion and interest rate swaptions with an aggregate notional amount of approximately $0.9 billion. While not designated as a hedge for accounting purposes, our interest rate swaps and interest rate swaptions are viewed as an economic hedge on a portion of our floating-rate borrowings Since we do not apply hedge accounting for our interest rate swaps and interest rate swaptions, we record the change in fair value related to such agreements in earnings as unrealized gain or loss on derivative instruments.  Included in realized gain or loss on derivative instruments are the net interest rate swap payments (including accrued amounts) associated with our interest rate swaps.

Expenses

General and Administrative Expenses

We incurred general and administrative expenses of approximately $1.7 million for the three months ended March 31, 2013 which represents professional fees, insurance, non-cash stock based compensation and overhead costs of the Company.

Management Fee Expense

We incurred management fee expense of approximately $2.1 million for the three months ended March 31, 2013, of which approximately $2.1 million was payable at March 31, 2013 to our Manager under the Management Agreement.  Pursuant to the terms of the Management Agreement, our Manager is paid a management fee equal to 1.5% per annum of our stockholders’ equity (as defined in the Management Agreement), calculated and payable (in cash) quarterly in arrears.

The management fees, expense reimbursements and the relationship between our Manager and us are discussed further in Note 9, “Related Party Transactions,” to the financial statements contained in this  quarterly report on Form 10-Q.

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

Borrowing under Various Financing Arrangements

As of March 31, 2013, we had master repurchase agreements with 17 counterparties and are in discussions with other financial institutions in order to potentially provide us with additional repurchase agreement capacity.  We had borrowings under repurchase agreements with 14 counterparties of approximately $4.1 billion at March 31, 2013.  The following tables present our borrowings by type of collateral pledged as of March 31, 2013, and the respective effective cost of funds (non-GAAP financial measure) for the period then ended (dollars in thousands) See “Non-GAAP Financial Measures” (dollars in thousands):

Collateral	Repurchase Agreement Borrowings Outstanding March 31, 2013	Fair Value of Collateral Pledged (1)	Weighted Average Interest Rate end of period	Weighted Average Cost of Funds for the three months ended March 31, 2013	Weighted Average Effective Cost of Funds for the for the three months ended March 31, 2013 (2)
Agency RMBS	$3,975,546	$4,211,798	0.42%	0.44%	0.85%
Non-Agency RMBS	79,384	129,737	1.84	1.86	1.86
Total: Excluding Linked Transactions	$4,054,930	$4,341,535	0.45%	0.46%	0.86%
Linked Transactions	43,871	66,715	1.79	n/a	1.85
Total	$4,098,801	$4,408,250	0.47%	0.46%	0.87%

(1)     Excludes approximately $18.3 million of cash collateral posted.

(2)     The effective cost of funds for the period presented is calculated on an annualized basis and includes interest expense for the period and net payments on interest rate swaps of approximately $4.6 million and interest expense on linked transactions of $90 thousand.  While interest rate swaps are not accounted for using hedge accounting, such instruments are viewed by us as an economic hedge against increases in interest rates and are treated as hedges for purposes of satisfying the REIT tax requirements.  See “Non-GAAP Financial Measures”.

As of March 31, 2013, our transactions under repurchase agreements with 17 counterparties for RMBS, require collateral in excess of the loan amount, or haircuts, ranging from a low of 3.0% to a high of 5.5% for Agency RMBS, exclusive of IOs and IIOs for which the haircuts are as high as 30.0%, and for Non-Agency RMBS for which the haircuts range from a low of 30% to a high of 50%. Declines in the value of our portfolio can trigger margin calls by our lenders under our repurchase agreements.  Margin calls could adversely affect our liquidity. Our inability to post adequate collateral for a margin call by the counterparty could result in a condition of default under our repurchase agreements. An event of default or termination event would give some of our counterparties the option to terminate all existing repurchase transactions with us and require any amount due to the counterparties by us to be payable immediately. In which case, we may be forced to sell assets under adverse market conditions or through foreclosure which may have a material adverse consequence on our business and our results of operations.

Under the repurchase agreements and derivative contracts, the respective lenders and counterparties, subject to the terms of the individual agreements, retain the right to determine the fair value of the underlying collateral.  A reduction in the value of pledged assets requires us to provide additional collateral or fund margin calls.  In addition, certain of the repurchase agreements may be terminated by our counterparties if we do not maintain certain equity and leverage metrics.  We are compliant with these tests at March 31, 2013. RMBS held by counterparties as security for repurchase agreements totaled approximately $4.3 billion.

Accordingly, we may also be required to pledge cash or securities as collateral as part of a margin arrangement, calculated daily, in connection with the swaps. The amount of margin that we are required to post will vary by counterparty and generally reflects collateral posted with respect to swaps that are in an unrealized loss position to us and a percentage of the aggregate notional amount of swaps per counterparty.  Conversely, if our swaps are in an unrealized gain position, our counterparties are required to post collateral with us, under the same terms that we post collateral with them.

 Cash collateral held by counterparties at March 31, 2013 was approximately $39.3 million, which is included in Due from counterparties on our balance sheet, comprised of approximately $18.2 million held in connection with repurchase borrowings and approximately $21.1 million held by our interest rate swap counterparties.

We had approximately $219.7 million of unsettled securities as of March 31, 2013, which would have increased our total outstanding borrowing balance at such time if the purchases had been settled with repurchase agreements at or prior to March 31, 2013.

Cash Generated from Operations

Our operating activities provided net cash of approximately $52.2 million for the months ended March 31, 2013.  The cash provided by operating activities was primarily a result of our net interest income, which is interest income less interest expense.  Our net loss for three months ended March 31, 2013 was approximately $28.5 million.  Included in our net loss for the three months ended March 31, 2013 were non-cash items that do not affect cash such as amortization of the premium and accretion of the discount on our RMBS, unrealized gain/(loss) on securities, mark-to-market adjustments on derivatives and other losses on residential mortgage-backed securities.  Also included in net loss for the three months ended March 31, 2013 were net realized losses on sale of securities of approximately $11.7 million which is cash used in investing activities.  During the same period, net cash from operations was increased by approximately $3.1 million resulting from an increase in our operating liabilities over operating assets.

Cash Used in Investing Activities

Our investing activities provided net cash of approximately $609.4 million m for the three months ended March 31, 2013.  During this period, we utilized cash to purchase approximately $931.0 million of RMBS, which was offset by proceeds from asset sales of approximately $1.5 billion and principal payments and basis recovered of approximately $79.5 million.   In addition, we used cash to purchase securities underlying linked transactions of approximately $66.7 million, which was offset by principal repayments on securities underlying linked transactions of approximately $0.6 million.

Other Potential Sources of Financing

We held cash of approximately $3.9 million at March 31, 2013.  Our primary sources of cash currently consist of repurchase facility borrowings, investment income and the proceeds of our follow-on public offering.  In the future, we expect our primary sources of liquidity to consist of payments of principal and interest we receive on our portfolio of assets, unused borrowing capacity under our financing sources and future issuances of equity and debt securities.

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

Contractual Obligations and Commitments

Our contractual obligations as of March 31, 2013 are as follows (dollars in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total

Borrowings under repurchase agreements (including linked transactions)	$4,098,801	-	-	-	$4,098,801
TBA – long positions	617,649	-	-	-	617,649
Total: Non-GAAP Basis –Including Linked Transactions	$4,716,450	-	-	-	$4,716,450
Linked Transactions	43,871	-	-	-	43,871
Total: GAAP Basis –Excluding Linked Transactions	4,672,579	-	-	-	4,672,579

We enter into a linked transaction when the initial transfer of a financial asset and repurchase financing are entered into contemporaneously with, or in contemplation of, one another. In this situation, we then record the initial transfer and repurchase financing on a net basis. The fair value of linked transactions reflects the value of the underlying real estate securities and linked repurchase agreement borrowings; resulting in an embedded repurchase agreement. As of March 31, 2013, we had 10 linked transactions resulting in approximately $43.9 million of embedded repurchase agreements with a weighted average rate of 1.79%. The weighted average contractual maturity of the repurchase agreements was 37 days.

As of March 31, 2013, we have an obligation for approximately $3.0 million in contractual interest payments related to our repurchase agreements, including linked transactions of approximately $165 thousand through the respective maturity date of each repurchase agreement.

The table above does not include amounts due under the Management Agreement (as defined herein) with our Manager, as those obligations do not have fixed and determinable payments. For a description of the Management Agreement, see “Our Manager and the Management Agreement—the Management Agreement.”

On May 9, 2012, we entered into a management agreement (the “Management Agreement”) with our Manager pursuant to which our Manager is entitled to receive a management fee and reimbursement of certain expenses. Our Manager is responsible for: (i) performing all of our day-to-day functions, other than those provided by our chief financial officer; (ii) determining investment criteria in conjunction with our board of directors; (iii) sourcing, analyzing and executing investments, asset sales and financings; (iv) performing asset management duties; and (v) performing financial and accounting management, subject to the direction and oversight of our board of directors. Pursuant to the terms of the Management Agreement, our Manager is paid a management fee equal to 1.5% per annum of our stockholders’ equity, calculated and payable (in cash) quarterly in arrears. For purposes of calculating the management fee, “stockholders’ equity” means the sum of the net proceeds from any issuances of our equity securities since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus retained earnings, calculated in accordance with GAAP, at the end of the most recently completed fiscal quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less any amount paid for repurchases of our shares of common stock, excluding any unrealized gains, losses or other non-cash items that have impacted stockholders’ equity as reported in our financial statements prepared in accordance with GAAP, regardless of whether such items are included in other comprehensive income or loss, or in net income, and excluding one-time events pursuant to changes in GAAP and certain other non-cash charges and certain other non-cash charges, including OTTI charges reported in other loss on RMBS, unrealized gain on RMBS and other securities and non-cash portion of loss on derivative instruments, after discussions between our Manager and our independent directors and after approval by a majority of our independent directors. However, if our stockholders’ equity for any given quarter is negative based on the calculation described above, our Manager will not be entitled to receive any management fee for that quarter.

In addition, under the Management Agreement, we are required to reimburse our Manager for the expenses described below. Expense reimbursements to the Manager are made in cash on a monthly basis following the end of each month. Our reimbursement obligation is not subject to any dollar limitation. Because our Manager’s personnel perform certain legal, accounting, due diligence tasks and other services that outside professionals or outside consultants otherwise would perform, our Manager is paid or reimbursed for the documented cost of performing such tasks, provided that such costs and reimbursements are in amounts which are no greater than those which would be payable to outside professionals or consultants engaged to perform such services pursuant to agreements negotiated on an arm’s-length basis.  For the three months ended March 31, 2013, our Manager did not request any such reimbursements, exclusive of certain salary or employee benefits associated with our sole employee.

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

Off-Balance Sheet Arrangements

Our linked transactions are comprised of real estate securities, associated repurchase agreements and interest receivable/payable on such accounts. The extent to which these transactions become unlinked in the future, the underlying real estate securities and the borrowings under repurchase agreements and associated interest income and expense will be presented on a gross basis on our balance sheet and statement of operations, prospectively. As of March 31, 2013, our maximum exposure to loss on linked transactions was $66.7 million.

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

See “Warrants” above for a description of our outstanding warrants.

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

Non-GAAP Financial Measures

Total Interest Income and Net Interest Income, including Interest Income on Agency Interest-Only and Agency Inverse Interest-Only Strips accounted for as derivatives and Effective Cost of Funds

Total interest income including interest income on Agency Interest-Only Strips and Agency Inverse Interest-Only Strips classified as derivatives and Effective Cost of Funds for the three months ended March 31, 2013, constitutes a non-GAAP financial measure within the meaning of Regulation G promulgated by the SEC.  We believe that the measures presented in this quarterly report on Form 10-Q, when considered together with U.S. GAAP financial measures, provide information that is useful to investors in understanding our borrowing costs and net interest income, as viewed by us.  An analysis of any non-GAAP financial measure should be made in conjunction with results presented in accordance with GAAP.

The following table reconciles total interest income to interest income including interest income on Agency Interest-Only and Agency Inverse Interest-Only Strips classified as derivatives and interest income on linked transactions (non-GAAP financial measure) for the three months ended March 31, 2013:

(in thousands)	For the three months ended March 31, 2013
Coupon Interest	$51,001
Premium accretion, discount amortization and amortization of basis, net	(17,251)
Interest Income	$33,750

Contractual Interest income, net of amortization basis on Agency Interest-Only and Interest Strips, classified as derivatives(1):
Coupon Interest	$5,943
Amortization of basis (Non-GAAP Financial Measure)	(4,184)
Contractual Interest income, net of discount amortization on Linked Transactions (2):
Coupon Interest	106
Discount amortization	329
Subtotal	2,194
Total interest income, including interest income on Agency Interest-Only Strips, classified as derivatives - Non-GAAP Financial Measure	$35,944

(1)                Reported in gain on derivative instruments in the Statement of Operations.

(2)                Reported in gain on linked transactions in the Statement of Operations.

Effective Cost of Funds includes the net interest component related to our interest rate swaps and borrowings under linked transactions.  While we have not elected hedge accounting for our interest rate swaps, such derivative instruments are viewed by us as an economic hedge against increases in future market interest rates and are characterized as hedges for purposes of satisfying the REIT tax requirements and therefore the Effective Cost of Funds reflects interest expense adjusted to include the realized loss (i.e., the interest expense component) for all of our interest rate swaps.  In addition, our linked transactions are comprised of real estate securities, associated with repurchase agreements.  We view the cost of the associated repurchase agreements (interest expense) as a component of our Effective Cost of Funds.

The following table reconciles the Effective Cost of Funds (non-GAAP financial measure) with interest expense for the three months ended March 31, 2013:

(dollars in thousands)	Reconciliation	Cost of Funds/Effective Borrowing Costs

Interest expense	$5,181	0.46%
Interest expense on linked transactions	90	1.85%
Net interest paid - interest rate swaps	4,582	0.40%
Effective Borrowing Costs - Non-GAAP Financial Measure	$9,853	0.87%
Weighted average repurchase borrowings(1)	4,606,037

(1)                Includes average repurchase borrowings under linked transactions.

Core Earnings for the three months ended March 31, 2013

Our Core Earnings were approximately $22.6 million for the three months ended March 31, 2013. Core Earnings is a non-GAAP financial measure that is used by us to approximate cash available for distribution and is defined as GAAP net income (loss) as adjusted, excluding: (i) net realized gain (loss) on investments and derivative contracts; (ii) net unrealized gain (loss) on investments;

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

The table below summarizes the reconciliation from Net Loss to Core Earnings for the three months ended March 31, 2013:

(dollars in thousands)	For the three months ended March 31, 2013
Net Loss – GAAP	$(28,499)
Adjustments:

RMBS and other securities:

Unrealized loss on RMBS	54,759
Other loss on Residential mortgage-backed securities	2,268
Realized loss on sale of RMBS	11,660

Derivative Instruments:

Realized gain on termination of interest rate swaps	(18,258)
Realized gain on settlement of TBAs	(601)
Realized loss on Agency Interest-Only Strips – accounted for as derivatives	99
Mark-to-market adjustments on interest rate swaps	(1,858)
Mark-to-market adjustments on interest rate swaptions	1,506
Mark-to-market adjustments on options	324
Mark-to-market adjustments on TBAs	(1,224)
Mark-to-market adjustments on linked transactions	(250)
Mark-to-market adjustments on derivative instruments	2,348

Non-cash stock-based compensation expense	286
Total adjustments	51,059
Core Earnings – Non-GAAP Financial Measure	$22,560

Basic Core Earnings per Share of Common Stock and Participating Securities - Non-GAAP Financial Measure	0.93

Diluted Core Earnings per Share of Common Stock and Participating Securities - Non-GAAP Financial Measure	0.93

Basic weighted average common shares and participating securities	24,206,170

Diluted weighted average common shares and participating securities	24,338,990

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

Credit Risk

We are subject to varying degrees of credit risk in connection with our assets. Although we do not expect to encounter credit risk in our Agency RMBS, we do expect, encounter credit risk related to Non-Agency RMBS and any of our other target assets we may acquire. Investment decisions are made following a bottom-up credit analysis and specific risk assumptions. As part of the risk management process, our Manager uses detailed proprietary models to evaluate, depending on the asset class, house price appreciation and depreciation by region, prepayment speeds and foreclosure frequency, cost and timing. If our Manager determines that the proposed investment can meet the appropriate risk and return criteria as well as complement our existing asset portfolio, the investment will undergo a more thorough analysis.

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

Interest Rate Effects on Fair value

Another component of interest rate risk is the effect that changes in interest rates will have on the market value of the assets that we acquire. We face the risk that the market value of our assets will increase or decrease at different rates than those of our liabilities, including our hedging instruments.  See “Market Risk” below.

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

The sensitivity analysis table presented below shows the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments, including interest rate swaps, Agency Interest-Only Strips, Agency Inverse Interest-Only Strips, and net interest income at March 31, 2013, assuming a static portfolio of assets. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our Manager’s expectations. The analysis presented utilizes our Manager’s assumptions, models and estimates, which are based on our Manager’s judgment and experience.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+1.00%	(1.98)%	(0.94)%
+0.50%	2.21%	(0.43)%
-0.50%	(10.56)%	0.48%
-1.00%	NA(1)	NA(1)

(1)          Not applicable, borrowing rate is below zero.

(2)         Includes linked real estate securities that are reported as a component of linked transactions in our balance sheets. Such securities may not be linked in future periods.

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

Certain assumptions have been made in connection with the calculation of the information set forth in the table above and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes.  The base interest rate scenario assumes interest rates at March 31, 2013.  The analysis presented utilizes assumptions and estimates based on our Manager’s judgment and experience.  Furthermore, while we generally expect to retain such assets and the associated interest rate risk, future purchases and sales of assets could materially change our interest rate risk profile.

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

If a counterparty to an interest rate swap cannot perform under the terms of the interest rate swap, we may not receive payments due under that agreement, and thus, we may lose any unrealized gain associated with the interest rate swap. We may also risk the loss of any collateral we have pledged to secure our obligations under interest rate swap if the counterparty becomes insolvent or files for bankruptcy. In addition, the interest rate swap would no longer mitigate the impact of changes in interest rates as intended.  Also see “Liquidity Risk” below.

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

If a counterparty to one of the TBAs that we may enter into defaults on its obligations, we may not receive payments or securities due under the TBA agreement, and thus, we may lose any unrealized gain associated with that TBA transaction.

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

ITEM 4.   Controls and Procedures.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP, and includes those policies and procedures that:

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

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

However, in assessing the Company’s disclosure controls and procedures as of December 31, 2012, the Company identified a material weakness in the Company’s internal control over financial reporting as described below.

A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with the preparation of the Company’s financial statements included in its annual report on Form 10-K, the Company discovered that the methodology used to accrete interest income and to amortize the cost basis of certain of the Company’s investments in RMBS did not comply with GAAP.   In order to correct these errors, the Company reclassified a portion of the Company’s net interest income to both realized and unrealized gains, and certain amounts previously reflected in operating cash flows to investing cash flows.

Following the identification of the errors described above, the Company determined that a material weakness existed in the Company’s internal control over financial reporting as of December 31, 2012 attributable to management’s supervision, review and acceptance procedures with respect to a third-party vendor’s methodology for and computation of interest income accretion and amortization of the cost basis of certain of the Company’s investments in RMBS.

For the three months ended March 31, 2013, the Company implemented procedures to remediate the material weakness which include confirming on no less than a quarterly basis: (i) the accuracy of prepayments speeds provided by the Company and utilized by its third party vendor; (ii) the implementation, application and methodology used by its third party vendor for purposes of calculating interest income accretion or amortization of the cost basis for each category of RMBS in the investment portfolio of the Company; (iii) that the aforementioned calculations have been done appropriately by recalculating the applicable interest income accretion or amortization of cost basis for a sample of each category of RMBS; and (iv) review portfolio reports provided by its third party vendor in order to identify exceptions and inconsistencies.  The Company believes that the new procedures, will remediate the material weakness described above.  However, the Company cannot provide any assurance that these remediation efforts will be successful or that its internal control over financial reporting will be effective as a result of these efforts.

PART II – OTHER INFORMATION

ITEM 1.  Legal Proceedings

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business.  As of March 31, 2013, the Company was not involved in any legal proceedings.

ITEM 1A.  Risk Factors

For Risk Factors, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4.  Mine Safety Disclosures

Not Applicable.

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits

(a)                                 The following exhibits are filed as part of this report.

Exhibit No.	Description
3.1*

Amended and restated certificate of incorporation of Western Asset Mortgage Capital Corporation, incorporated by reference to Exhibit 3.1 to Amendment No. 10 Form S-11 (Registration Statement No. 333-159962), filed May 8, 2012

3.2*

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

May 15, 2013

	By:	/s/ GAVIN L. JAMES

Gavin L. James
President, Chief Executive Officer and Director

	By:	/s/ STEVEN M. SHERWYN

Steven M. Sherwyn
Chief Financial Officer and Treasurer