Form 10-Q
period 2013-06-30
Western Asset Mortgage Capital Corp
filed 2013-08-13
CIK 1465885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 under the Securities Exchange Act of 1934).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

As of August 13, 2013, there were 24,304,503 shares, par value $0.01, of the registrant’s common stock issued and outstanding.

Western Asset Mortgage Capital Corporation

Balance Sheets (Unaudited)

(in thousands—except share and per share data)

	June 30, 2013	December 31, 2012
Assets:
Cash and cash equivalents	$8,716	$56,292
Residential mortgage-backed securities, at fair value ($4,146,646 and $5,043,824 pledged as collateral, at fair value, respectively)	4,186,750	5,212,581
Linked transactions, net, at fair value	1,647	—
Investment related receivables	12,360	—
Accrued interest receivable	15,108	17,361
Due from counterparties	134,409	54,142
Derivative assets, at fair value	118,332	24,344
Other assets	650	244
Total Assets	$4,477,972	$5,364,964

Liabilities and Stockholders’ Equity:
Liabilities:
Borrowings under repurchase agreements	$3,961,629	$4,794,730
Accrued interest payable	5,887	6,561
Investment related payables	22,167	—
Due to counterparties	39,000	—
Derivative liabilities, at fair value	1,484	4,771
Cash overdraft payable	—	5,666
Accounts payable and accrued expenses	1,311	988
Underwriting and offering costs payable	8	75
Payable to related party	2,016	1,924
Dividend payable	21,878	27,041
Total Liabilities	4,055,380	4,841,756

Commitments and contingencies

Stockholders’ Equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, 24,304,503 and 24,143,944 shares issued and outstanding, respectively	243	241
Preferred stock, $0.01 par value, 100,000,000 shares authorized and no shares outstanding	—	—
Additional paid-in capital	505,957	505,454
Retained earnings (accumulated deficit)	(83,608)	17,513
Total Stockholders’ Equity	422,592	523,208
Total Liabilities and Stockholders’ Equity	$4,477,972	$5,364,964

See notes to unaudited financial statements.

Western Asset Mortgage Capital Corporation

Statement of Operations (Unaudited)

(in thousands—except share and per share data)

	For the three months ended June 30, 2013	For the six months ended June 30, 2013	For the period from May 15, 2012 (commencement of operations) through June 30, 2012, as Revised (See Note 2)

Net Interest Income:
Interest income	$32,742	$66,492	$7,083
Interest expense	4,522	9,703	725
Net Interest Income	28,220	56,789	6,358

Other Income (Loss):
Interest income on cash balances and other income	12	45	—
Realized gain (loss) on sale of Residential mortgage-backed securities and other securities, net	(6,083)	(17,743)	1,157
Other loss on Residential mortgage-backed securities	(3,533)	(5,801)	(87)
Unrealized gain (loss) on Residential mortgage-backed securities and other securities, net	(156,286)	(211,045)	2,983
Gain on linked transactions, net	3,909	4,505	—
Gain (loss) on derivative instruments, net	109,474	124,314	(5,159)
Other Income (Loss), net	(52,507)	(105,725)	(1,106)

Operating Expenses:
General and administrative (includes $251, $537 and $54 non-cash stock based compensation, respectively)	1,541	3,278	584
Management fee — related party	1,826	3,939	407
Total Operating Expenses	3,367	7,217	991

Net income (loss) to Common Stock and participating securities	$(27,654)	$(56,153)	$4,261

Net income (loss) per Common Share — Basic	$(1.14)	$(2.32)	$0.41
Net income (loss) per Common Share - Diluted	$(1.14)	$(2.32)	$0.41
Dividends Declared per Share of Common Stock	$1.85	$1.85	$—

See notes to unaudited financial statements.

Western Asset Mortgage Capital Corporation

Statement of Changes in Stockholders’ Equity (Unaudited)

(in thousands—except shares and share data)

	Common Stock		Additional Paid-	Retained Earnings (Accumulated
	Shares	Par	In Capital	Deficit)	Total
Balance at December 31, 2012	24,143,944	$241	$505,454	$17,513	$523,208
Grants of restricted stock	160,559	2	(2)	—	—
Vesting of restricted stock	—	—	505	—	505
Net income (loss)	—	—	—	(56,153)	(56,153)
Dividends on common stock	—	—	—	(44,968)	(44,968)
Balance at June 30, 2013	24,304,503	$243	$505,957	$(83,608)	$422,592

See notes to unaudited financial statements.

Western Asset Mortgage Capital Corporation

Statement of Cash Flows (Unaudited)

(in thousands)

	For the six months ended June 30, 2013	For the period from May 15, 2012 (commencement of operations) through June 30, 2012, as Revised (See Note 2)
Cash flows from operating activities:
Net income (loss)	$(56,153)	$4,261
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Premium amortization and (discount accretion), net	14,199	1,567
Restricted stock amortization expense	505	54
Unrealized loss (gain) on Residential mortgage-backed securities and other securities, net	211,045	(2,983)
Mark-to-market adjustments on linked transactions	(711)	—
Mark-to-market adjustments on derivative instruments	(90,303)	5,269
Other loss on Residential mortgage-backed securities	5,801	87
Realized loss (gain) on sale of Residential mortgage-backed securities and other securities, net	17,743	(1,157)
Realized loss on sale of Agency Interest-Only Strips accounted for as derivatives, net	99	—
Realized loss on TBAs, net	2,563	—
Realized gain on sale of swaptions, net	(1,038)	—
Realized loss on expiration of option derivatives, net	925	—
Realized gain on linked transaction, net	(3,748)	—
Realized gain on termination of swaps	(8,895)	—
Changes in operating assets and liabilities:
Decrease (increase) in accrued interest receivable	2,253	(7,076)
Increase in other assets	(406)	(552)
Increase (decrease) in accrued interest payable	(674)	1,000
Increase in accounts payable and accrued expenses	323	432
Increase in payable to related party	92	407
Net cash provided by operating activities	93,620	1,309

Cash flows from investing activities:
Purchase of Residential mortgage-backed securities and other securities	(1,725,304)	(2,158,676)
Purchase of securities underlying linked transactions	(76,408)	—
Proceeds from sale of Residential mortgage-backed securities and other securities	2,209,607	237,390
Proceeds from sale of securities underlying linked transactions	21,733	—
Principal payments and basis recovered on Residential mortgage-backed securities	156,970	8,399
Principal payments on securities underlying linked transactions	1,043	—
Payment of premium for option derivatives	(4,675)	—
Premium received from option derivatives	3,750	—
Proceeds from gross settlement of TBAs	208,312	—
Net settlements of TBAs	(2,058)	—
Proceeds from sale of interest rate swaptions	16,325	—
Payment of premium for interest rate swaptions	(23,544)	—
Net cash provided by (used in) investing activities	785,751	(1,912,887)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	160,000
Proceeds from private placements of units and common stock (concurrent with initial public offering)	—	45,557
Redemption of common stock	—	(1)
Payment of offering costs	(67)	—
Proceeds from repurchase agreement borrowings	20,074,104	3,192,929
Proceeds from repurchase agreements underlying linked transactions	86,245	—
Repayments of repurchase agreement borrowings	(20,907,205)	(1,456,436)
Repayments of repurchase agreements underlying linked transactions	(82,960)	—
Repayment of cash overdraft	(5,666)	—
Due from counterparties	(80,267)	(8,000)
Due to counterparties	39,000	4,309
Dividends on common stock	(50,131)	—
Net cash provided by (used in) financing activities	(926,947)	1,938,358

Net increase (decrease) in cash and cash equivalents	(47,576)	26,780
Cash and cash equivalents beginning of period	56,292	1
Cash and cash equivalents end of period	$8,716	$26,781

Supplemental disclosure of operating cash flow information:
Interest paid	$11,681	$446
Interest rate swaps terminated, not settled	$8,895	$—
Mortgage-backed securities recorded upon unlinking of linked transactions	$53,159	$—
Supplemental disclosure of non-cash financing/investing activities:
Offering costs to be settled with related party	$—	$1,200
Mortgage-backed securities sold, not settled	$3,465	$102,336
Mortgage-backed securities purchased, not settled	$(22,167)	$(106,019)
Mortgage-backed securities used to settle TBAs	$208,817	$—
Dividends and distributions declared, not paid	$21,878	$—

See notes to unaudited financial statements.

Western Asset Mortgage Capital Corporation

Notes to Financial Statements (Unaudited)

(in thousands - except share and per share data)

The following defines certain of the commonly used terms in these Notes to Financial Statements: “Agency” or “Agencies” refer to a federally chartered corporation, such as the Federal National Mortgage Association (“Fannie Mae” or “FNMA”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac” or “FHLMC”), or an agency of the U.S. Government, such as the Government National Mortgage Association (“Ginnie Mae” or “GNMA”); references to “RMBS” refer to residential mortgage-backed securities, “Agency RMBS” refer to RMBS issued or guaranteed by the Agencies while “Non-Agency RMBS “ refer to RMBS that are not issued or guaranteed by the Agencies; references to “ARMs” refers to adjustable rate mortgages; and references to “Agency Derivatives” or “Agency Interest-Only Strips” refer to interest-only (“IO”) and inverse interest-only (“IIO”) securities issued as part of or collateralized with Agency RMBS.

Note 1 — Organization

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

The Company is externally managed by Western Asset Management Company (“WAM”, or the “Manager”), an investment advisor registered with the Securities and Exchange Commission (“SEC”). WAM is a wholly-owned subsidiary of Legg Mason, Inc.  The Company intends to elect and qualify to be taxed as a real estate investment trust or “REIT” commencing with its taxable year ended December 31, 2012.

At December 31, 2011 and through May 14, 2012, the Company complied with the reporting requirements for development stage enterprises and was subject to the risks associated with development stage enterprises. The Company completed its initial public offering and began its core operation on May 15, 2012. The Company incurred organizational, accounting and offering costs in connection with the Company’s initial public offering (the “IPO”) of its common stock and concurrent private placements. In accordance with the Management Agreement (as defined herein in Note 10) between the Company and the Manager, the Company reimbursed the Manager for $1.2 million of offering and other related organization costs, which were paid by the Manager, from the proceeds of the IPO and concurrent private placements. The Manager paid all costs in excess of $1.2 million. The Company ceased reporting as a development stage company on May 15, 2012.

Note 2 — Revision of Previously Issued Financial Statements for Errors Affecting Certain Items Presented in the Statements of Operations and Statements of Cash Flows

As previously reported in the Company’s annual report on Form 10-K for 2012, during the process of preparing the Company’s 2012 financial statements, the Company discovered that the methodology that was used to accrete interest income and to amortize the cost basis of certain of the Company’s residential mortgage backed securities, which was based on a third party vendor’s system, as well as the presentation with regard to certain items in its Statement of Cash Flows were not in accordance with GAAP. The Company has evaluated the impact of these errors and has concluded that individually and in the aggregate, these errors were not material to any previously issued financial statements. However, the Company elected to revise the Statements of Operations for the period from May 15, 2012 (commencement of operations) through June 30, 2012 and the Statements of Cash Flows for the period from May 15, 2012 (commencement of operations) through June 30, 2012 in this quarterly financial statements on Form 10-Q to correct these errors. The corrections resulted in a reclassification of a portion of the Company’s previously reported net interest income to realized and unrealized gains, and certain amounts previously reflected in operating cash flows to investing cash flows (as indicated in the tables below). These revisions had no effect on net income, shareholders’ equity, net change in cash, or total assets, of the Company reported for this period.

Statements of Operations for the period from May 15, 2012 (commencement of operations) through June 30, 2012:

Amounts in thousands,	Period from May 15, 2012 (commencement of operations) through June 30, 2012
except share and per share amounts	As Originally Reported	Adjustments	Revised
Net interest income:
Interest income	$6,850	$233	$7,083
Interest expense	725	—	725
Net interest income	6,125	233	6,358

Other Income (loss):
Interest income on cash balances	—	—	—
Realized gain on sale of residential mortgage-backed securities, net	1,120	37	1,157
Other loss on residential mortgage-backed securities	(605)	518	(87)
Unrealized gain on residential mortgage-backed securities, net	3,925	(942)	2,983
Loss on derivative instruments, net	(5,313)	154	(5,159)

Other Income, net	(873)	(233)	(1,106)

Operating Expenses:
General and administrative	584	—	584
Management fee - related party	407	—	407
Total Operating Expenses	991	—	991

Net income available to Common Stock and Participating Securities	$4,261	—	$4,261
Earnings per share Net income attributable to common and participating shareholders (basic)	$0.41	$—	$0.41

Net income attributable to shareholders (diluted)	$0.41	$—	$0.41

Statement of Cash Flows (summarized) for the periods from May 15, 2012 (commencement of operations) through June 30, 2012:

	Period from May 15, 2012 (commencement of operations) through June 30, 2012
Amounts in thousands	As Originally Reported	Adjustments	Revised

Statement of Cash Flows (effect on individual line items)
Net income	$4,261	$—	$4,261
Adjustments to reconcile net income to net cash provided by operating activities:
Premium amortization and (discount accretion), net	2,198	(631)	1,567
Unrealized (gain) loss on Residential mortgage-backed securities and other securities, net	(3,925)	942	(2,983)
Mark-to-market adjustments on derivative instruments	5,409	(140)	5,269
Other loss on Residential mortgage-backed securities	605	(518)	87
Realized (gain) loss on sale of Residential mortgage-backed securities and other securities, net	(1,120)	(37)	(1,157)
All other Items	(5,735)	—	(5,735)
Net cash provided by operating activities	1,693	(384)	1,309

Cash flows from investing activities:
Principal payments and basis recovered on Residential mortgage-backed securities and other securities	8,015	384	8,399
All other items	(1,921,286)	—	(1,921,286)
Net cash used in investing activities	(1,913,271)	384	(1,912,887)
Cash flows from financing activities:
All items	1,938,358	—	1,938,358
Net cash provided by financing activities	1,938,358	—	1,938,358

Net increase in cash and cash equivalents	26,780	—	26,780
Cash and cash equivalents beginning of period	1	—	1
Cash and cash equivalents end of period	$26,781	$—	$26,781

Note 3 — Summary of Significant Accounting Policies

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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary have been made to present fairly the Company’s financial position, results of operations and cash flows.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with Article 10 of Regulation S-X and the instructions to Form 10-Q.  These financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission (“SEC”) on April 9, 2013.  The results of operations for the period ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year or any future period.

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

While linked transactions, described below, are treated as derivatives for GAAP, the securities underlying the Company’s linked transactions are valued using similar techniques to those used for the Company’s securities portfolio. The value of the underlying security is then netted against the carrying amount (which approximates fair value) of the repurchase agreement at the valuation date. Additionally, TBA instruments are similar in substance to the Company’s Agency RMBS portfolio, and the Company therefore estimates fair value based on similar methods.

The Company determines the fair value of derivative financial instruments by obtaining quotes from a third party pricing service, whose pricing is subject to review by the Manager’s pricing committee. In valuing its interest rate derivatives, such as swaps and swaptions, the Company considers the creditworthiness of both the Company and its counterparties, along with collateral provisions contained in each derivative agreement, from the perspective of both the Company and its counterparties. All of the Company’s interest rate swaps are either cleared through a central clearinghouse and subject to the clearinghouse margin requirements or subject to bilateral collateral arrangements. The Company also has netting arrangements in place with all derivative counterparties pursuant to standard documentation developed by the International Swap and Derivatives Association. Consequently, no credit valuation adjustment was made in determining the fair value of interest rate derivatives.

In May 2011, the Financial Accounting Standards Board or FASB issued amendments, which were adopted by the Company, to achieve common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards. New disclosures, with a particular focus on Level III measurement are required. All transfers between Level I and Level II are required to be disclosed. There were no transfers between hierarchy levels during operations for the six months ended June 30, 2013.  Information about when the current use of a non-financial asset measured at fair value differs from its highest and best use is to be disclosed.

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

Any changes to the valuation methodology will be reviewed by the Company and its Manager to ensure the changes are appropriate. As markets and products develop and the pricing for certain products becomes more transparent, the Company will continue to refine its valuation methodologies. The Company utilizes and follows the pricing methodology employed by its Manager, including its review and challenge process.  The methods used by the Company may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Company anticipates that its valuation methods will be appropriate and consistent with other market participants, the use of different methodologies, or assumptions, to determine the fair value of certain financial instruments can result in a different estimate of fair value at the reporting date. The Company uses inputs that are current as of the measurement date, which may include periods of market dislocation, during which price transparency may be reduced.

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

The Company assesses its Agency RMBS and Non-Agency RMBS rated AA and higher at the time of purchase for other-than-temporary impairment on at least a quarterly basis. When the fair value of an investment is less than its amortized cost at the balance sheet date of the reporting period for which impairment is assessed, the impairment is designated as either “temporary” or “other-than-temporary.” In deciding on whether or not a security is other than temporarily impaired, the Company considers several factors, including the nature of the investment, communications (if any) from the trustees of securitizations regarding the credit quality of the security, the severity and duration of the impairment, the cause of the impairment, and the Company’s intent that the Company can hold the security until recovery of its cost basis.

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

Certain of the Company’s RMBS that are in an unrealized loss position at June 30, 2013 are not considered other than temporarily impaired because the Company has no intent to sell these investments, it is more likely than not that the Company will not be required to sell the investment before recovery of its amortized cost basis and the Company is not required to sell the security for regulatory or other reasons.

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

Due from counterparties/Due to counterparties

Due from counterparties represents cash posted with its counterparties as collateral for the Company’s interest rate swaps and repurchase agreements. Due to counterparties represents cash posted with the Company by its counterparties as collateral under the Company’s interest rate swaps, interest rate swaptions and repurchase agreements. In addition, Due to counterparties include non-cash collateral in which the Company has the obligation to return the collateral upon the Company either selling or pledging the non-cash collateral. Due from counterparties and Due to counterparties are carried at cost, which approximates fair value. To the extent the Company receives collateral other than cash from its counterparties such assets are not included in the Company’s balance sheet.  Notwithstanding the foregoing, if the Company either rehypothecates such assets or pledges the assets as collateral pursuant to a repurchase agreement, the cash received and the corresponding liability is reflected on the balance sheet.

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

The Company elected not to apply hedge accounting for its derivative instruments and records the change in fair value and net interest rate swap payments (including accrued amounts) related to interest rate swaps in Gain (loss) on derivative instruments, net in its Statement of Operations.

The Company also invests in Agency Interest-Only Strips, Agency Inverse Interest-Only Strips, swaptions and TBAs. The Company evaluates the terms and conditions of its holdings of Agency Interest-Only Strips, Agency Inverse Interest-Only Strips, swaptions and TBAs to determine if these instruments have the characteristics of an investment or should be considered a derivative under GAAP.  Accordingly, Agency Interest-Only Strips, Agency Inverse Interest-Only Strips, swaptions and TBAs having the characteristics of derivatives are accounted for at fair value with such changes recognized in Gain (loss) on derivative instruments, net in its Statement of Operations, along with any interest earned (including accrued amounts). The carrying value of these Agency Interest-Only Strips, Agency Inverse Interest-Only Strips, swaptions and TBAs is included in Residential mortgage-backed securities on the Balance Sheet.

The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. See “Warrants” below. Derivative instruments are recorded at fair value and are re-valued at each reporting date, with changes in the fair value together with interest earned (including accrued amounts) reported in the Gain (loss) on derivatives, net  in the Statements of Operations.

Repurchase agreements

Mortgage-backed securities sold under repurchase agreements are treated as collateralized financing transactions, unless they meet sales treatment. Securities financed through a repurchase agreement remain on the Company’s Balance Sheet as an asset and cash received from the lender is recorded in the Company’s Balance Sheet as a liability, unless they are accounted for as linked transactions, described below. Interest paid in accordance with repurchase agreements is recorded as interest expense, unless they are accounted for as linked transactions, described below.  The Company reflects all proceeds from repurchase agreement borrowings and repayment of repurchase agreement borrowings which are not linked transactions, including transactions pertaining to collateral received with respect with certain swap transactions, on a gross basis on the Statement of Cash Flows.

Linked Transactions

In instances where the Company finances securities through repurchase agreements with the same counterparty from which the securities were purchased, the Company accounts for the purchase commitment and repurchase agreement on a net basis and records a forward commitment to purchase securities as a derivative instrument if the transaction does not comply with the criteria for gross presentation.  Such forward commitments are recorded at fair value with subsequent changes in fair value recognized in Gain on linked transactions, net on its Statement of Operations. If the transaction complies with the criteria for gross presentation, the Company records the assets and the related financing on a gross basis in its Balance Sheet and the corresponding interest income and interest expense in its Statement of Operations.

Share-based compensation

The Company accounts for share-based compensation to its independent directors, to its employees, to its Manager and to employees of its Manager and its affiliates using the fair value based methodology prescribed by GAAP.  Compensation cost related to restricted common stock issued to the Company’s independent directors, including any such restricted stock which is subject to a deferred compensation program, and employees of the Company is measured at its fair value at the grant date, and amortized into expense over the service period on a straight-line basis. Compensation cost related to restricted common stock issued to the Manager and to employees of the Manager and its affiliates is initially measured at fair value at the grant date, and amortized into expense over the vesting period on a straight-line basis and re-measured on subsequent dates to the extent the awards are unvested.

Warrants

The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations.  Financial instruments without the features of liabilities are recorded as a component of equity.  For the Company’s warrants, the Company uses a variation of the adjusted Black-Scholes option valuation model to record the financial instruments at their relative fair values at issuance. The warrants issued with the Company’s common stock in the private placement to certain accredited institutional investors on May 15, 2012, were evaluated by the Company and were recorded at their relative fair value as a component of equity at the date of issuance.

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

The Company may create and elect to treat certain subsidiaries as Taxable REIT Subsidiaries (“TRS”). In general, a TRS may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business. A TRS is subject to U.S. federal, state and local corporate income taxes, and its value may not exceed 25% of the value of the Company. While a TRS will generate net income, a TRS can declare dividends to the Company, which will be included in the Company’s taxable income and necessitate a distribution to its stockholders. Conversely, if the Company retains earnings at the TRS level, no distribution is required and it can increase book equity of the consolidated entity.  As of June 30, 2013, the Company did not have a TRS, or any other subsidiary.

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

Note 4 — Fair Value of Financial Instruments

Fair Value Accounting Elections

The Company has elected the fair value option for all of its RMBS, and as a result, all changes in the fair value of such securities are reflected in the results of operations.

Financial Instruments carried at Fair Value

The following tables present the Company’s financial instruments, carried at fair value as of June 30, 2013 and December 31, 2012, based upon the valuation hierarchy (dollars in thousands):

	June 30, 2013
	Fair Value
	Level I	Level II	Level III	Total
Assets
Agency RMBS	$—	$3,913,602	$—	$3,913,602
Agency Interest-Only Strips accounted for as derivatives, included in RMBS	—	99,574	—	99,574
Non-Agency RMBS		173,574	—	173,574
Subtotal		4,186,750	—	4,186,750
Derivative assets	—	118,332	—	118,332
Non-Agency linked transactions		1,647	—	1,647
Total	$—	$4,306,729	$—	$4,306,729

Liabilities
Derivative liabilities	$—	$1,484	$—	$1,484
Total	$—	$1,484	$—	$1,484

	December 31, 2012
	Fair value
	Level I	Level II	Level III	Total
Assets
Agency RMBS	$—	$5,118,121	$—	$5,118,121
Agency Interest-Only Strips accounted for as derivatives, included in RMBS	—	75,387	—	75,387
Non-Agency RMBS		19,073		19,073
Subtotal		5,212,581		5,212,581
Derivative assets	—	24,344	—	24,344
Total	$—	$5,236,925	$—	$5,236,925

Liabilities
Derivative liabilities	$—	$4,771	$—	$4,771
Total	$—	$4,771	$—	$4,771

The Company primarily utilizes an independent third party pricing service as the primary source for valuing the Company’s assets.  All valuations received from independent pricing services are non-binding.

The Company generally receives one independent pricing service price for each investment in its portfolio.  The Manager has established a process to review and validate the pricing received from the independent pricing service and has a process for challenging prices received from the independent pricing service when necessary.  The Company utilizes its Manager’s policies in this regard.  The Company’s and the Manager’s review of the independent third party pricing data may consist of a review of the daily change in the prices provided by the independent pricing vendor which exceed established tolerances or comparisons to executed transaction prices.  The Manager’s pricing group, which functions independently from its portfolio management personnel, corroborates the price differences or changes in price by comparing the vendor price to alternate sources including other independent pricing services or broker quotations.  If the price change or difference cannot be corroborated, the Manager’s pricing group consults with the portfolio management team for market color in reviewing such pricing data as warranted.  To the extent that the Manager has information, typically in the form of broker quotations that would indicate that a price received from the independent pricing service is outside of a tolerance range, the Manager generally challenges the independent pricing service price.

To ensure proper fair value hierarchy, the Company and the Manager review the methodology used by the third party pricing service to understand whether observable or unobservable inputs are being utilized in the vendor’s evaluation methodology.  Generally, this review is conducted annually, however ad-hoc reviews of the evaluation methodology and the assumptive data does occur.  The review of the assumptive data received from the vendor includes comparing key inputs such as weighted average life, spread, prepayment assumptions to data obtained from other third-party data providers or internal valuation models.  In addition, as part of the Company’s regular review of pricing, the Manager’s pricing group may have informal discussions with the independent pricing vendor regarding their evaluation methodology or the inputs into their method.

Other Fair Value Disclosures

Cash and cash equivalents as well as Due from counterparties and Due to counterparties on the Company’s Balance Sheets are reflected at cost which approximates fair value.

The fair value of the repurchase agreements is a Level II fair value measurement, based on an expected present value technique. This method discounts future estimated cash flows using rates the Company determined best estimate current market interest rates that would be offered for loans with similar characteristics and credit quality. The use of different market assumptions or estimation methodologies can have a material effect on the fair value amounts. At June 30, 2013, the Company’s borrowings under repurchase agreements had a fair value of approximately $4.0 billion and a carrying value of approximately $4.0 billion.

Note 5 — Residential Mortgage-Backed Securities

The following table presents certain information about the Company’s investment portfolio at June 30, 2013 and December 31, 2012 (dollars in thousands).  Real estate securities that are accounted for as a component of linked transactions are not reflected in the tables set forth in this note. See Note 8 for further details.

	June 30, 2013
	Principal Balance	Unamortized Premium (Discount), net	Non-Accretable Discount	Amortized Cost	Unrealized Gain (Loss), net	Estimated Fair Value	Net Weighted Average Coupon (1)
Agency RMBS:
20-Year Mortgage	$772,204	$43,489	$	$815,693	$(29,800)	$785,893	3.1%
30-Year Mortgage	2,846,261	249,360		3,095,621	(170,926)	2,924,695	3.7%
Agency Interest Only- Strips	N/A	N/A		199,132	3,882	203,014	4.3	%(2)
Agency Interest-Only Strips, accounted for as derivatives (3)	N/A	N/A		N/A	N/A	99,574	5.0	%(2)
Non-Agency RMBS	272,681	(30,762)	(68,071)	173,848	(274)	173,574	1.0%
Total	$3,891,146	$262,087	$(68,071)	$4,284,294	$(197,118)	$4,186,750	3.7%

	December 31, 2012
	Principal Balance	Unamortized Premium (Discount), net	Non-Accretable Discount	Amortized Cost	Unrealized Gain (Loss), net	Estimated Fair Value	Net Weighted Average Coupon (1)
Agency RMBS:
20-Year Mortgage	$299,251	$20,460	$	$319,711	$(827)	$318,884	3.2%
30-Year Mortgage	4,180,104	352,378		4,532,482	17,489	4,549,971	3.7%
CMO — Fixed rate	66,000	9,776		75,776	(1,546)	74,230	6.5%
Agency Interest Only- Strips	N/A	N/A		176,093	(1,057)	175,036	4.5	%(2)
Agency Interest-Only Strips, accounted for as derivatives (3)	N/A	N/A		N/A	N/A	75,387	4.9	%(2)
Non-Agency RMBS	37,372	(5,511)	(12,659)	19,202	(129)	19,073	0.5%
Total	$4,582,727	$377,103	$(12,659)	$5,123,264	$13,930	$5,212,581	3.9%

(1) Net weighted average coupon as of June 30, 2013 and December 31, 2012 is presented, net of servicing and other fees.

(2) Agency Interest-Only Strips and Agency Inverse Interest-Only Strips, accounted for as derivatives have no principal balances and earn contractual interest based on a notional balance. The notional balance is used solely to determine interest distributions on interest-only class of securities.

(3) Interest on these securities is reported as a component of Gain (loss) on derivative instruments, net on the Statement of Operations.

As of June 30, 2013 the weighted average expected remaining term to maturity of the investment portfolio is 9.1 years.

The components of the carrying value of the Company’s investment portfolio are as follows:

	June 30, 2013	December 31, 2012
Principal balance	$3,891,146	$4,582,727
Amortized cost of IOs and IIOs	199,132	176,093
Carrying value of Agency Interest-Only Strips accounted for as derivatives	99,574	75,387
Unamortized premium	292,849	382,614
Unamortized discount	(30,762)	(5,511)
Non-Accretable discount	(68,071)	(12,659)
Gross unrealized gains	11,987	25,395
Gross unrealized losses	(209,105)	(11,465)
Fair value	$4,186,750	$5,212,581

As of June 30, 2013, the Company held Agency RMBS with a fair value of approximately $3.8 billion in an unrealized loss position of approximately $205.7 million.  As of June 30, 2013, the Company held Non-Agency RMBS with a fair value of approximately $99.4 million in an unrealized loss position of approximately $3.4 million.  As of June 30, 2013, the Company held no investments in an unrealized loss position for greater than one year.  At June 30, 2013, the Company did not intend to sell any of its Agency RMBS that were in an unrealized loss position, and it is “more likely than not” that the Company will not be required to sell these RMBS before recovery of their amortized cost basis, which may be at their maturity.

The Company assesses its Agency RMBS and Non-Agency RMBS rated AA and higher at the time of purchase for other-than-temporary impairment on at least a quarterly basis. When the fair value of an investment is less than its amortized cost at the balance sheet date of the reporting period for which impairment is assessed, the impairment is designated as either “temporary” or “other-than-temporary.” In deciding on whether or not a security is other than temporarily impaired, the Company considers several factors, including the nature of the investment, communications (if any) from the trustees of securitizations regarding the credit quality of the security, the severity and duration of the impairment, the cause of the impairment, and the Company’s intent that it is more likely than not that the Company can hold the security until recovery of its cost basis.  The Company’s prepayment speed estimate is the primary assumption used to determine other-than temporary-impairments for Agency IOs and IIOs, including Agency IOs and IIOs accounted for as derivatives, for the three and six months ended June 30, 2013 and for the period from May 15, 2012 (commencement of operations) through June 30, 2012. The Company recorded other than temporary impairments for the three and six months ended June 30, 2013 of approximately $3.5 million and $5.8 million, respectively and $87 thousand for the period from May 15, 2012 (commencement of operations) through June 30, 2012 for Agency IOs, Agency IIOs and 20-year Agency RMBS which is reported as Other loss on Residential mortgage-backed securities in the Company’s Statement of Operations.

For Non-Agency RMBS that are purchased at a discount to par value and are rated below AA at the time of purchase and Agency Interest-Only Strips that are not classified as derivatives, an other-than-temporary impairment is deemed to have occurred when there is an adverse change in the expected cash flows (principal or interest) to be received and the fair value of the beneficial interest is less than its carrying amount. These adjustments are reflected in the Company’s Statement of Operations as Other loss on Residential mortgage-backed securities. In determining whether an adverse change in cash flows occurred, the present value of the remaining cash flows, as estimated at the initial transaction date (or the last date previously revised), is compared to the present value of the expected cash flows at the current reporting date.  The estimated cash flows reflect those a “market participant” would use and are discounted at a rate equal to the current yield used to accrete interest income. If an other-than-temporary impairment is recognized as a result of this analysis, the yield is maintained at the current accretion rate. The last revised estimated cash flows are then used for future impairment analysis purposes.  The Company recorded no other than temporary impairments for the three and six months ended June 30, 2013 and for the period from May 15, 2012 (commencement of operations) through June 30, 2012 for Non-Agency RMBS.

The following tables present components of interest income on the Company’s RMBS (dollars in thousands).

	For the three months ended June 30, 2013
	Coupon	Net (Premium Amortization/ Amortization Basis) Discount	Interest
	Interest	Amortization	Income
Agency RMBS	$45,788	$(15,380)	$30,408
Non-Agency RMBS	623	1,711	2,334
Total	$46,411	$(13,669)	$32,742

	For the six months ended June 30, 2013
	Coupon	Net (Premium Amortization/ Amortization Basis) Discount	Interest
	Interest	Amortization	Income
Agency RMBS	$96,307	$(33,729)	$62,578
Non-Agency RMBS	1,105	2,809	3,914
Total	$97,412	$(30,920)	$66,492

	For the period from May 15, 2012 (commencement of operations) through June 30, 2012, as Revised (See Note 2)
	Coupon	Net (Premium Amortization/ Amortization Basis) Discount	Interest
	Interest	Amortization	Income
Agency RMBS	$8,912	$(1,829)	$7,083
Total	$8,912	$(1,829)	$7,083

The following tables present the sales of the Company’s RMBS (dollars in thousands).

	For the three months ended June 30, 2013
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Agency RMBS	$317,170	$—	$(10,462)	$(10,462)
Non-Agency RMBS	67,184	4,379	—	4,379
Total	$384,354	$4,379	$(10,462)	$(6,083)

	For the six months ended June 30, 2013
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Agency RMBS (1)	$2,145,888	$8,646	$(30,867)	$(22,221)
Non-Agency RMBS	67,184	4,379	—	4,379
Total	$2,213,072	$13,025	$(30,867)	$(17,842)

(1)  Includes proceeds for Agency Interest-Only Strips, accounted for as derivatives, of approximately $8.4 million and gross realized losses of $99 thousand.

	For the period from May 15, 2012 (commencement of operations) through June 30, 2012, as Revised (See Note 2)
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Agency RMBS	$238,872	$983	$(25)	$958
Other Securities	100,854	199	—	199
Total	$339,726	$1,182	$(25)	$1,157

Note 6 — Borrowings under Repurchase Agreements

As of June 30, 2013, the Company had master repurchase agreements with 17 counterparties. As of June 30, 2013, the Company had borrowings under repurchase agreements with 15 counterparties. For the three and six months ended June 30, 2013, the Company had average borrowings under its repurchase agreements of approximately $4.0 billion and $4.3 billion, respectively, had a maximum month-end balance during the three and six months ended of approximately $4.2 billion and $4.8 billion, respectively and accrued interest payable of approximately $1.5 million. For the period from May 15, 2012 (commencement of operations) through June 30, 2012, the Company had average borrowings under its repurchase agreements of approximately $1.5 billion and had a maximum month-end balance during the period of approximately $1.7 billion and accrued interest payable of approximately $279 thousand.

The repurchase agreements bear interest at a contractually agreed-upon rate and typically have terms ranging from one month to three months. The Company’s repurchase agreement borrowings are accounted for as secured borrowings when the Company maintains effective control of the financed assets. Under the repurchase agreements, the respective lender retains the right to determine the fair value of the underlying collateral. A reduction in the value of pledged assets requires the Company to post additional securities as collateral, pay down borrowings or establish cash margin accounts with the counterparties in order to re-establish the agreed-upon collateral requirements, referred to as margin calls. The inability of the Company to post adequate collateral for a margin call by the counterparty, in a timeframe as short as the close of the same business day, could result in a condition of default under the Company’s repurchase agreements, thereby enabling the counterparty to liquidate the collateral pledged by the Company, which may have an adverse effect on the Company’s financial condition and results of operations. The recent volatility and spread widening in both the Agency and Non-Agency RMBS markets during the three months ended June 30, 2013, necessitated the Company being required to post additional collateral with respect to its repurchase agreements. The Company was able to satisfy the requirement for incremental collateral by utilizing unpledged assets and cash on hand. In addition, the Company also pledged U.S. Treasury securities it received from its interest rate swap counterparties as incremental collateral in order to generate additional cash proceeds in order to satisfy such margin requirements. Continued volatility in these markets may create additional stress on the overall liquidity of the Company due to the long-term nature of its assets and the short-term nature of its liabilities. In an instance of severe volatility, or where the additional stress on liquidity resulting from volatility is sustained over an extended period of time, the Company could be required to sell securities, possibly even at a loss to generate sufficient liquidity to satisfy collateral and margin requirements which could have a material adverse effect on the Company’s financial position, results of operations and cash flows. All of the Company’s repurchase agreement counterparties are either U.S. financial institutions or the U.S. broker-dealer subsidiaries of foreign financial institutions.

Further, if the Company is unable to renew, replace or expand repurchase financing with other sources of financing on substantially similar terms it may have an adverse effect on the Company’s business and results of operations, due to the long term nature of the Company’s investments and relatively short-term maturities of the Company’s repurchase agreements. The financial covenants of certain of the repurchase agreements require the Company to maintain certain equity and leverage metrics, the most restrictive of which include a limit on leverage based on the composition of the Company’s portfolio. The Company is in compliance with these covenants for the three and six months ended and at June 30, 2013.

The following tables summarize certain characteristics of the Company’s repurchase agreements at June 30, 2013 and December 31, 2012 (dollars in thousands):

	June 30, 2013
RMBS Pledged	Repurchase Agreement Borrowings	Weighted Average Interest Rate on Borrowings Outstanding at end of period	Weighted Average Remaining Maturity (days)
Agency RMBS	$3,864,990	0.40%	31
Non-Agency RMBS	96,639	1.79%	22
Total	$3,961,629	0.44%	31

	December 31, 2012
RMBS Pledged	Repurchase Agreement Borrowings	Weighted Average Interest Rate on Borrowings Outstanding at end of period	Weighted Average Remaining Maturity (days)
Agency RMBS	$4,794,730	0.48%	19
Total	$4,794,730	0.48%	19

At June 30, 2013, repurchase agreements collateralized by RMBS had the following remaining maturities.

(dollars in thousands)	Balance
Overnight	$66,083
2 to 29 days	2,108,710
30 to 59 days	1,401,570
60 to 89 days	385,266
90 to 119 days	—
Greater than or equal to 120 days	—
Total	$3,961,629

As discussed in Note 3, for any transactions determined to be linked, the initial transfer and repurchase financing will be recorded as a forward commitment to purchase assets. At June 30, 2013, the Company had repurchase agreements of approximately $3.3 million that were accounted for as linked transactions. At December 31, 2012, the Company had no transactions determined to be linked. These linked repurchase agreements are not included in the above tables. See Note 8 for details.

At June 30, 2013, the following table reflects amounts at risk under its repurchase agreements greater than 10% of the Company’s equity with any counterparty, including linked transactions.

	June 30, 2013 (dollars in thousands)
Counterparty	Amount at Risk, at fair value	Weighted Average Remaining Maturity (days)	Percentage of Stockholders’ Equity
JP Morgan Securities LLC	$60,869	14	14.2%
Credit Suisse Securities (USA) LLC	54,903	13	13.0
Barclays Capital Inc.	43,573	38	10.3

Note 7 — Collateral Positions

The following tables summarize the Company’s collateral positions, with respect to its borrowings under repurchase agreements, derivatives and clearing margin account at June 30, 2013 and December 31, 2012 (dollars in thousands):

	June 30, 2013
	Assets Pledged- Fair Value	Accrued Interest	Fair Value of Assets Pledged and Accrued Interest
Assets pledged for borrowings under repurchase agreements:
Agency RMBS	$4,001,774	$14,957	$4,016,731
Non-Agency RMBS	144,872	111	144,983
Cash (1)	123,232	—	123,232
Cash collateral for derivatives (1):	11,177	—	11,177
Total	$4,281,055	$15,068	$4,296,123

	December 31, 2012
	Assets Pledged - Fair Value	Accrued Interest, as Revised(2)	Fair Value of Assets Pledged and Accrued Interest, as Revised(2)
Assets pledged for borrowings under repurchase agreements:
Agency RMBS	$5,043,824	$15,552	$5,059,376
Cash (1)	35,982	—	35,982
Cash collateral for derivatives (1):	18,160	—	18,160
Total	$5,097,966	$15,552	$5,113,518

(1)  Cash posted as collateral is included in Due from counterparties on the Company’s Balance Sheets.

(2)  The accrued interest related to Agency RMBS was incorrectly disclosed as $67,551 in prior disclosure, and has been revised above.

A reduction in the value of pledged assets typically results in the repurchase agreement counterparties, derivative counterparties and clearing margin counterparties initiating a daily margin call. At June 30, 2013 and December 31, 2012, RMBS held by counterparties as security for repurchase agreements totaled approximately $4.1 billion and $5.0 billion, respectively. The collateral held by each of the counterparties was in excess of 5% of the Company stockholders’ equity. Cash collateral held by counterparties at June 30, 2013 and December 31, 2012 was approximately $134.4 and $54.1 million, respectively. At June 30, 2013, March 31, 2013, December 31, 2012, and June 30, 2012, the Company held incremental collateral of approximately $94.4 million, $5.1 million, $0 and $0 received from its interest rate swap and swaption counterparties as security for such agreements, respectively. In addition, at June 30, 2013, March 31, 2013, December 31, 2012, and June 30, 2012, the Company held securities of approximately $1.5 million, $3.7 million, $2.6 million and $5.6 million, respectively, received as collateral from its repurchase agreement counterparties to satisfy margin requirements.

At June 30, 2013, the approximately $94.4 million of incremental collateral posted by its swap counterparties consisted of U.S. Treasury securities, of which $39.8 million was posted as collateral for borrowings under repurchase agreements, reflected as Due to counterparties on the Company’s Balance Sheet.

Note 8 — Derivative Instruments

The Company’s derivatives currently include interest rate swaps (“interest rate swaps”), interest rate swaptions, TBAs, linked transactions, and Agency Interest-Only Strips that are classified as derivatives.

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

The Company’s interest rate swaps, interest rate swaptions, TBA derivative instruments, linked transactions and options consisted of the following at June 30, 2013 and December 31, 2012 (dollars in thousands):

			June 30, 2013
Derivative Instrument	Designation	Balance Sheet Location	Notional Amount	Fair Value, excluding accrued interest	Accrued Interest Payable
Interest rate swaps, assets	Non-Hedge	Derivative assets, at fair value	$2,301,050	$80,709	$4,411
Interest rate swaptions, assets	Non-Hedge	Derivative assets, at fair value	1,214,000	37,589	—
TBA securities, assets	Non-Hedge	Derivative assets, at fair value	50,000	34	—
Total derivative instruments, assets			3,565,050	118,332	4,411
TBA securities, liabilities	Non-Hedge	Derivative liability, at fair value	550,000	(1,484)	—
Total derivative instruments, liabilities			550,000	(1,484)	—
Linked transactions (1)	Non-Hedge	Linked transactions, net, at fair value	8,153	1,647	—
Total derivative instruments			$4,123,203	$118,495	$4,411

(1) Notional amount represents the current face of the securities comprising the linked transactions.

			December 31, 2012
Derivative Instrument	Designation	Balance Sheet Location	Notional Amount	Fair Value, excluding accrued interest	Accrued Interest Payable
Interest rate swaps, assets	Non-Hedge	Derivative assets, at fair value	$1,827,300	$11,201	$2,519
Interest rate swaptions, assets	Non-Hedge	Derivative assets, at fair value	520,000	10,087	—
TBA securities, assets	Non-Hedge	Derivative assets, at fair value	425,000	3,056	—
Total derivative instruments, assets			2,772,300	24,344	2,519
Interest rate swaps, liabilities	Non-Hedge	Derivative liability, at fair value	984,500	(3,552)	588
TBA securities, liabilities	Non-Hedge	Derivative liability, at fair value	425,000	(1,219)	—
Total derivative instruments, liabilities			1,409,500	(4,771)	588
Total derivative instruments			$4,181,800	$19,573	$3,107

The following tables summarize the average fixed pay rate and average maturity for the Company’s interest rate swaps as of June 30, 2013 and December 31, 2012 (excludes interest rate swaptions) (dollars in thousands):

	June 30, 2013
Remaining Interest Rate interest rate swap Term	Notional Amount	Average Fixed Pay Rate	Average Maturity (Years)	Forward Starting
Greater than 1 year and less than 3 years	$556,100	0.4%	1.7	26.8%
Greater than 3 years and less than 5 years	411,400	0.9	4.6	—
Greater than 5 years	1,333,550	1.9	10.2	30.1

Total	$2,301,050	1.4%	7.1	23.9%

	December 31, 2012
Remaining Interest Rate interest rate swap Term	Notional Amount	Average Fixed Pay Rate	Average Maturity (Years)	Forward Starting
Greater than 1 year and less than 3 years	$762,800	0.4%	2.3	22.7%
Greater than 3 years and less than 5 years	439,500	0.8	4.8	10.2
Greater than 5 years	1,609,500	1.7	10.2	30.1

Total	$2,811,800	1.2%	7.2	25.0%

The Company’s agreements with certain of its interest rate swap counterparties may be terminated at the option of the counterparty if the Company does not maintain certain equity and leverage metrics, the most restrictive of which contain provisions which become more restrictive based upon portfolio composition. Through June 30, 2013, the Company was in compliance with the terms of such financial tests.

At June 30, 2013, the Company held four swaptions with notional amounts of $75.0 million, $222.5 million, $750.0 million and $166.5 million, respectively that expire in one month, three months, five months and thirty-five months, respectively. If exercised, the Company can enter into a 10 year fixed pay swap agreement, a 20 year fixed pay swap agreement, a 10 year fixed pay swap agreement and a 7 year fixed pay swap agreement, respectively at a predetermined strike price.

The Company has minimum collateral posting thresholds with certain of its derivative counterparties, for which it typically pledges cash. As of June 30, 2013 and December 31, 2012, the Company had cash pledged as collateral of approximately $11.2 million and $18.2 million, respectively, which is reported on the Balance Sheets as Due from counterparties. As of June 30, 2013, the Company has swaps with two counterparties that are based in England and Switzerland with fair values in an asset position of approximately $18.8 million and $29.3 million and notional balances of $416.9 million and $1.0 billion, respectively.

Agency Interest-Only Strips

The Company also invests in Agency Interest-Only Strips. The Company has evaluated the terms and conditions of its holdings of Agency Interest-Only Strips to determine if these instruments have the characteristics of investments or would be considered derivatives under GAAP. Accordingly, Agency Interest-Only Strips having the characteristics of derivatives have been accounted for at fair value with changes recognized in Gain (loss) on derivative instruments, net in the Statement of Operations, along with any interest received. The carrying value of these Agency Interest-Only Strips is included in Residential mortgage-backed securities on the Balance Sheet.

To-be-announced securities

The Company also purchased or shorted TBAs. As of June 30, 2013 and December 31, 2012, the Company had contracts to purchase (“long position”) and sell (“short position”) TBAs on a forward basis. Following is a summary of the Company’s long and short TBA positions reported in Derivative assets, at fair value on the Balance Sheets as of June 30, 2013 and December 31, 2012 (dollars in thousands):

	June 30, 2013		December 31, 2012
	Notional Amount	Fair Value	Notional Amount	Fair Value
Purchase contracts, asset	$50,000	$34	$425,000	$3,056
Sale contracts, asset	—	—	—	—
TBA securities, asset	50,000	34	425,000	3,056
Purchase contracts, liability	50,000	(90)	—	—
Sale contracts, liability	(600,000)	(1,394)	(425,000)	(1,219)
TBA securities, liability	(550,000)	(1,484)	(425,000)	(1,219)
TBA securities, net	$(500,000)	$(1,450)	$—	$1,837

	Notional Amount as of December 31, 2012	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount as of June 30, 2013
Purchase of TBAs	$425,000	1,649,000	$(1,974,000)	$100,000
Sale of TBAs	$425,000	2,225,000	$(2,050,000)	$600,000

The following table summarizes the effect of interest rate swaps, swaptions, options, Agency Interest-Only Strips as derivatives and TBAs reported in Gain (loss) on derivative instruments, net on the Company’s Statement of Operations for the three and six months ended June 30, 2013 and for the period from May 15, 2012 (commencement of operations) through June 30, 2012 (dollars in thousands):

	Three months ended June 30, 2013
Description	Realized Gain (Loss), net	Contractual interest income (expense), net(1)	Basis Recovery	Mark-to- market adjustments	Total

Interest rate swaps	$23,881	$(5,156)	$—	$71,202	$89,927
Interest rate swaptions	1,038	—	—	20,751	21,789
Agency Interest-Only Strips and Agency Inverse Interest-Only Strips— accounted for as derivatives	—	7,032	(4,631)	3,633	6,034
Options	(925)	—	—	324	(601)
TBAs	(3,164)	—	—	(4,511)	(7,675)
Total	$20,830	$1,876	$(4,631)	$91,399	$109,474

	Six months ended June 30, 2013
Description	Realized Gain (Loss), net	Contractual interest income (expense), net(1)	Basis Recovery	Mark-to- market adjustments	Total

Interest rate swaps	$42,139	$(9,738)	$—	$73,060	$105,461
Interest rate swaptions	1,038	—	—	19,245	20,283
Agency Interest-Only Strips and Agency Inverse Interest-Only Strips— accounted for as derivatives	(99)	12,975	(8,816)	1,285	5,345
Options	(925)	—	—	—	(925)
TBAs	(2,563)	—	—	(3,287)	(5,850)
Total	$39,590	$3,237	$(8,816)	$90,303	$124,314

	For the period from May 15, 2012 (commencement of operations) through June 30, 2012, as Revised (See Note 2)
Description	Realized Gain (Loss), net	Contractual interest income (expense), net(1)	Basis Recovery	Mark-to- market adjustments	Total

Interest rate swaps	$4	$(726)	$—	$(5,044)	$(5,766)
Interest rate swaptions	—	—	—	—	—
Agency Interest-Only Strips and Agency Inverse Interest-Only Strips— accounted for as derivatives	—	954	(122)	(225)	607
Options	—	—	—	—	—
TBAs	—	—	—	—	—
Total	$4	$228	$(122)	$(5,269)	$(5,159)

(1)             Contractual interest income (expense), net on derivative instruments includes interest settlement paid or received.

Linked Transactions

As discussed in Note 3, when the initial transfer of a financial asset and repurchase financing are entered into contemporaneously with, or in contemplation of, one another, the transaction will be considered linked unless all of the criteria found in the applicable accounting guidance are met at the inception of the transaction. If the transaction is determined to be linked, the Company  records the initial transfer and repurchase financing on a net basis and records a forward commitment to purchase assets as a derivative instrument with changes in market value being recorded on the Statement of Operations. While linked transactions are treated as derivatives for GAAP, the fair value of linked transactions reflects the value of the underlying security’s fair market value netted with the respective linked repurchase agreement borrowings. The Company had no linked transactions at December 31, 2012.

The following table presents certain information related to the securities and repurchase agreements accounted for as part of linked transaction which is reported in Linked transactions, net, at fair value on the Balance Sheet and in Gain on linked transactions, net on the Statement of Operations for the three and six months ended June 30, 2013 (dollars in thousands):

				For the Three Months Ended June 30, 2013
Instrument	Current Face(2)	Amortized Cost(2)	Fair Value(2)	Net Interest Income(1) (Expense)	Mark-to-market adjustments on linked transactions	Net Realized Gain	Gain on linked transactions, net	Weighted Average Coupon / Cost of Funds(2)	Weighted Average Life (years)/ Weighted Average days to Maturity(2)
Agency RMBS	$—	$—	$—	$44	$—	$(254)	$(210)	n/a	n/a
Non-Agency RMBS	8,153	4,908	4,933	518	(296)	4,002	4,224	0.35%	8.4 years
Agency Repurchase Agreement	—	—	—	(6)	—	—	(6)	n/a	n/a
Non-Agency Repurchase Agreement	(3,286)	(3,286)	(3,286)	(99)	—	—	(99)	1.70%	26 days
Linked transactions, net, at fair value	$4,867	$1,622	$1,647	$457	$(296)	$3,748	$3,909	n/a	n/a

(1)              Net interest income includes amortization of premium of $9 thousand for Agency RMBS and accretion of discount of $437 thousand for Non-Agency RMBS.

(2)              Includes information only for linked transactions at June 30, 2013.

				For the Six Months Ended June 30, 2013
Instrument	Current Face(2)	Amortized Cost(2)	Fair Value(2)	Net Interest Income(1) (Expense)	Mark-to-market adjustments on linked transactions	Net Realized Gain	Gain on linked transactions, net	Weighted Average Coupon / Cost of Funds(2)	Weighted Average Life (years)/ Weighted Average days to Maturity(2)
Agency RMBS	$—	$—	$—	$44	$—	$(254)	$(210)	n/a	n/a
Non-Agency RMBS	8,153	4,908	4,933	953	(46)	4,002	4,909	0.35%	8.4 years
Agency Repurchase Agreement	—	—	—	(6)	—	—	(6)	n/a	n/a
Non-Agency Repurchase Agreement	(3,286)	(3,286)	(3,286)	(188)	—	—	(188)	1.70%	26 days
Linked transactions, net, at fair value	$4,867	$1,622	$1,647	$803	$(46)	$3,748	$4,505	n/a	n/a

(1)              Net interest income includes amortization of premium of $9 thousand for Agency RMBS and accretion of discount of $766 thousand for Non-Agency RMBS.

(2)              Includes information only for linked transactions at June 30, 2013.

The Company had posted cash of approximately $11.2 million and $18.2 million pledged as collateral against its derivatives at June 30, 2013 and December 31, 2012, respectively.  At June 30, 2013, the Company held U.S. Treasury securities of approximately $94.4 million as posted collateral by its swap counterparties, of which $39.8 million was posted as collateral for borrowings under repurchase agreements, reflected as Due to counterparties on the Company’s Balance Sheet and approximately $1.5 million in cash was posted with one of the Company’s repurchase agreement counterparties to satisfy a margin call.  The Company also pledged assets accounted for within linked transactions with a fair value of approximately $4.9 million as collateral against the related linked repurchase agreements. The Company reduces credit risk on the majority of its derivative instruments by entering into agreements that permit the closeout and netting of transactions with the same counterparty upon occurrence of certain events.

Note 9 — Offsetting Assets and Liabilities

The following tables present information about certain assets and liabilities that are subject to master netting agreements (or similar agreements) and can potentially be offset on the Company’s balance sheets at June 30, 2013 and December 31, 2012:

Offsetting of Derivative Assets

As of June 30, 2013

	Gross	Gross	Net Amounts of Assets	Gross Amounts Not Offset in the Balance Sheet
$s in thousands Description	Amounts of Recognized Assets	Amounts Offset in the Balance Sheet	presented in the Balance Sheet	Financial Instruments (1)	Cash Collateral Received	Net Amount
Agency Interest-Only Strips, accounted for as derivatives included in RMBS	$99,574	$—	$99,574	$(91,999)	$—	$7,575
Derivative asset, at fair value	118,332	—	118,332	(80,475)	—	37,857
Linked Transactions	4,933	(3,286)	1,647	—	—	1,647
Total	$222,839	$(3,286)	$219,553	$(172,474)	$—	$47,079

Offsetting of Derivative Liabilities and Repurchase agreements

As of June 30, 2013

	Gross	Gross	Net Amounts of Liabilities	Gross Amounts Not Offset in the Balance Sheet
$s in thousands Description	Amounts of Recognized Liabilities	Amounts Offset in the Balance Sheet	presented in the Balance Sheet	Financial Instruments (1)	Cash Collateral Pledged(1)	Net Amount
Derivative liability, at fair value(2)	$1,484	$—	$1,484	$(30)	$—	$1,454
Due to counterparties(3)	39,000	—	39,000	(39,000)	—	—
Repurchase Agreements(4)	3,961,629	—	3,961,629	(3,961,629)	—	—
	$4,002,113	$—	$4,002,113	$(4,000,659)	$—	$1,454

Offsetting of Derivative Assets

As of December 31, 2012

	Gross	Gross	Net Amounts of Assets	Gross Amounts Not Offset in the Balance Sheet
$s in thousands Description	Amounts of Recognized Assets	Amounts Offset in the Balance Sheet	presented in the Balance Sheet	Financial Instruments (1)	Cash Collateral Received	Net Amount
Agency Interest-Only Strips, accounted for as derivatives included in RMBS	$75,387	$—	$75,387	$(46,686)	$—	$28,701
Derivative asset, at fair value	24,344	—	24,344	(3,552)	—	20,792
Total	$99,731	$—	$99,731	$(50,238)	$—	$49,493

Offsetting of Derivative Liabilities and Repurchase agreements

As of December 31, 2012

	Gross	Gross	Net Amounts of Liabilities	Gross Amounts Not Offset in the Balance Sheet
$s in thousands Description	Amounts of Recognized Liabilities	Amounts Offset in the Balance Sheet	presented in the Balance Sheet	Financial Instruments (1)	Cash Collateral Pledged(1)	Net Amount
Derivative liability, at fair value(2)	$4,771	$—	$4,771	$(3,552)	$—	$1,219
Repurchase Agreements(4)	4,794,730	—	4,794,730	(4,794,730)		—
Total	$4,799,501	$—	$4,799,501	$(4,798,282)	$—	$1,219

(1) Amounts disclosed in the Financial Instruments column of the table above represents collateral pledged that is available to be offset against liability balances associated with repurchase agreement and derivative transactions. In addition, amounts include U.S. Treasury securities posted with the Company by its swap counterparties. Amounts disclosed in the Cash Collateral Pledged column of the table above represents amounts pledged as collateral against derivative transactions.

(2) Cash collateral pledged against the Company’s Swaps was approximately $11.2 million and $18.2 million at June 30, 2013 and December 31, 2012, respectively.

(3) The fair value of U.S. Treasury securities pledged against Due to counterparties was approximately $39.8 million at June 30, 2013.

(4) The fair value of securities pledged against the Company’s repurchase agreements was approximately $4.2 billion and $5.1 billion at June 30, 2013 and December 31, 2012, respectively.

Certain of the Company’s repurchase agreement and derivative transactions are governed by underlying agreements that generally provide for a right of setoff in the event of default or in the event of a bankruptcy of either party to the transaction.

Note 10 — Related Party Transactions

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

For the three and six months ended June 30, 2013, the Company incurred approximately $1.8 million and $3.9 million in management fees, respectively.  For the period from May 15, 2012 (commencement of operations) through June 30, 2012, the Company incurred approximately $407 thousand in management fees.  In addition to the management fee, the Company is also responsible for reimbursing the Manager for certain expenses paid by the Manager on behalf of the Company and for certain services provided by the Manager to the Company.  For the three and six months ended June 30, the Company recorded expenses included in general and administrative expense totaling approximately $45 thousand and $54 thousand, respectively related to salary or employee benefits associated with the Company’s sole employee paid by the Manager on behalf of the Company. For the period from May 15, 2012 (commencement of operations) through June 30, 2012, the Manager did not request reimbursement from the Company for any such expenses.  Notwithstanding the foregoing, any such expenses incurred by the Manager and reimbursed by the Company are typically included in the Company’s general and administrative expense on its Statement of Operations, or may be reflected on the Balance Sheet and associated statement of changes in stockholders’ equity, based on the nature of the item.  At June 30, 2013 and December 31, 2012, approximately $2.0 million and $1.9 million, respectively, for management fees incurred but not yet paid was included in payable to related party on the Balance Sheets.

Note 11 — Share-Based Payments

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

On May 15, 2012, the Company granted a total of 4,500 shares (1,500 each) of restricted common stock under the Equity Plan to the Company’s three independent directors. These restricted shares vested in full on the first anniversary of the grant date.

On June 25, 2012, the Company granted 10,455 shares of restricted common stock to its chief financial officer under the Equity Plan.  One-third of these restricted shares vested on January 1, 2013, one-third will vest on January 1, 2014 and the remaining one-third will vest on January 1, 2015.

On March 1, 2013, the Company granted a total of 150,000 shares of restricted common stock to the Manager under the Manager Equity Plan. One-third of these shares will vest on each of the first, second and third anniversaries of the grant date.

On March 1, 2013, the Company granted 10,559 shares of restricted common stock to its chief financial officer under the Equity Plan. One-third of these restricted shares will vest on January 1, 2014, one-third will vest on January 1, 2015 and the remaining one-third will vest on January 1, 2016.

On June 10, 2013 the Company granted a total of 4,887 (1,629 each) of restricted common stock under the Equity Plan to the Company’s three independent directors.  These restricted shares will vest in full on the first anniversary of the grant date.  Each of the independent directors has elected to defer the shares granted to him under the Company’s Director Deferred Fee Plan (the “Director Deferred Fee Plan”). The Director Deferred Fee Plan permits eligible members of the Company’s board of directors to defer certain stock awards made under its director compensation programs. The Director Deferred Fee Plan allows directors to defer issuance of their stock awards and therefore defer payment of any tax liability until the deferral is terminated, pursuant to the election form executed each year by each eligible director.

The Equity Incentive Plans include provisions for grants of restricted common stock and other equity-based awards to the Manager, its employees and employees of its affiliates and to the Company’s directors, officers and employees. The Company can issue up to 3.0% of the total number of issued and outstanding shares of its common stock (on a fully diluted basis) at the time of each award (other than any shares previously issued or subject to awards made pursuant to one of our Equity Incentive Plans) under these Equity Incentive Plans. At May 15, 2012, there were 308,335 shares of common stock initially reserved for issuance under the Equity Incentive Plans. Upon the completion of the October 3, 2012 follow-on common stock offering, the number of shares of common stock available for issuance under the Equity Incentive Plans increased to 722,335, inclusive of the 231,560 enumerated above. The Company recognized stock-based compensation expense of approximately $251 thousand and $537 thousand for the three and six months ended June 30, 2013, respectively, and $54 thousand for the period from May 15, 2012 (commencement of operations) through June 30, 2012 and has unamortized compensation expense of approximately $4.0 million and $1.2 million at June 30, 2013 and December 31, 2012.

All restricted common shares granted, other than those whose issuance has been deferred pursuant the Director Deferred Fee Plan, possess all incidents of ownership, including the right to receive dividends and distributions currently, and the right to vote. Dividend equivalent payments otherwise allocable to restricted common shares under the Deferred Compensation Plan are deemed to purchase additional phantom shares of the Company’s common stock that are credited to each participant’s deferral account. The award agreements include restrictions whereby the restricted shares cannot be sold, assigned, transferred, pledged, hypothecated or otherwise disposed of prior to the lapse of restrictions under the respective award agreement. The restrictions lapse on the unvested restricted shares awarded when vested, subject to the grantee’s continuing to provide services to the Company as of the vesting date.  Unvested restricted shares and rights to dividends thereon are forfeited upon termination of grantee.

The following is a summary of restricted common stock vesting dates as of June 30, 2013 and December 31, 2012, including shares whose issuance has been deferred under the Director Deferred Fee Plan:

	June 30, 2013	December 31, 2012
Vesting Date	Shares Vesting	Shares Vesting
January 2013	—	3,485
May 2013	—	21,553
January 2014	7,005	3,485
March 2014	50,000	—
May 2014	17,053	17,053
June 2014	4,887	—
January 2015	7,005	3,485
March 2015	50,000	—
May 2015	17,053	17,053
January 2016	3,519	—
March 2016	50,000	—
	206,522	66,114

The following table presents information with respect to the Company’s restricted stock for the six month period ended June 30, 2013 including shares whose issuance has been deferred under the Director Deferred Fee Plan:

	Shares of Restricted Stock	Weighted Average Grant Date Fair Value (1)
Outstanding at beginning of period	66,114	$19.86
Granted	165,446	$21.22
Cancelled/forfeited	—	$—
Outstanding at June 30, 2013	231,560	$20.84
Unvested at June 30, 2013	206,522	$20.95

(1)                                 The grant date fair value of restricted stock awards is based on the closing market price of the Company’s common stock at the grant date.

Note 12 — Stockholders’ Equity

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

On September 27, 2012, the Company entered into a binding agreement with a group of underwriters to sell an incremental 12.0 million shares of the Company’s common stock, effective as of September 28, 2012, which closed on October 3, 2012.  The agreement provided the underwriters with the right to purchase an additional 1.8 million shares (15% of 12.0 million) during the succeeding thirty (30) days.  The shares were offered to the market at a price of $22.20 per share and the underwriters exercised their option to purchase the incremental 1.8 million shares on September 28, 2012.  Net proceeds to the Company were approximately $301.0 million after subtracting underwriting commissions and offering expenses of approximately $4.8 million.  In addition the Company incurred other offering costs of approximately $559 thousand.

On November 19, 2012, the Board of Directors of the Company approved the repurchase of up to 2.4 million shares of its common stock through December 31, 2013, either in the open market or through privately-negotiated transactions. The repurchase program is expected to be completed during 2013, and does not obligate the Company to acquire any particular amount of common stock. The Company made no share repurchases for the six months ended June 30, 2013.

Note 13 — Net Income per Common Share

The table below presents basic and diluted net income per share of common stock for the three and six months ended June 30, 2013 and for the period from from May 15, 2012 (commencement of operations) through June 30, 2012, (dollars, other than shares and per share amounts, in thousands):

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013	For the period from May 15, 2012 (commencement of operations) through June 30, 2012
Numerator:
Net income attributable to common stockholders and participating securities for basic and diluted earnings per share	$(27,654)	$(56,153)	$4,261

Denominator:
Weighted average common shares outstanding for basic earnings per share	24,305,631	24,256,175	10,334,824
Weighted average diluted shares outstanding (stock awards)	—	—	—
Weighted average diluted shares outstanding (warrants)	—	—	—
Weighted average common share outstanding for diluted earnings per share	24,305,631	24,256,175	10,334,824

Basic earnings per common share	$(1.14)	$(2.32)	$0.41

Diluted earnings per common share	$(1.14)	$(2.32)	$0.41

The following potential common shares were excluded from diluted earnings per share for the three and six months ended June 30, 2013 as the Company had a net loss for the period:  12,207 and 11,832 related to stock awards, and 56,770 and 89,351 for outstanding warrants to purchase the Company’s stock, respectively.

Note 14 — Income Taxes

Based on the Company’s analysis of any potential uncertain income tax positions, the Company concluded that it does not have any uncertain tax positions that meet the recognition or measurement criteria as of June 30, 2013.  In the event that the Company incurs income tax related interest and penalties, the Company’s policy is to classify them as a component of provision for income taxes.

Note 15 — Contingencies

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. Management is not aware of any material contingencies as of June 30, 2013.

ITEM 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING INFORMATION

The Company makes forward-looking statements herein and will make forward-looking statements in future filings with the Securities and Exchange Commission (the “SEC”), press releases or other written or oral communications within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  For these statements, the Company claims the protections of the safe harbor for forward-looking statements contained in such sections.  Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond the Company’s control.  These forward-looking statements include information about possible or assumed future results of the Company’s business, financial condition, liquidity, results of operations, plans and objectives.  When the Company uses the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions, the Company intends to identify forward-looking statements.  Statements regarding the following subjects, among others, may be forward-looking: market trends in the Company’s industry, interest rates, real estate values, the debt securities markets, the U.S. housing market or the general economy or the demand for residential mortgage loans; the Company’s business and investment strategy; the Company’s projected operating results; actions and initiatives of the U.S. Government and changes to U.S. Government policies and the execution and impact of these actions, initiatives and policies; the state of the U.S. economy generally or in specific geographic regions; economic trends and economic recoveries; the Company’s ability to obtain and maintain financing arrangements, including securitizations; the current potential return dynamics available in Agency residential mortgage-backed securities (“RMBS”) (as defined herein); the level of government involvement in the U.S. mortgage market; the anticipated default rates on Agency and Non-Agency RMBS (as defined herein); the loss severity on Non-Agency RMBS; the return of the Non-Agency RMBS securitization market; general volatility of the securities markets in which the Company participates; changes in the value of the Company’s assets; the Company’s expected portfolio of assets; the Company’s expected investment and underwriting process; interest rate mismatches between the Company’s target assets and any borrowings used to fund such assets; changes in interest rates and the market value of the Company’s target assets; changes in prepayment rates on the Company’s target assets; effects of hedging instruments on the Company’s target assets; rates of default or decreased recovery rates on the Company’s target assets; the degree to which the Company’s hedging strategies may or may not protect the Company from interest rate volatility; impact of and changes in governmental regulations, tax law and rates, accounting guidance and similar matters; the Company’s ability to maintain the Company’s qualification as a real estate investment trust for U.S. federal income tax purposes; the Company’s ability to maintain its exemption from registration under the Investment Company Act of 1940, as amended (the “1940 Act”); the availability of opportunities to acquire Agency RMBS, Non-Agency RMBS, residential mortgage loans and other residential mortgage assets; the availability of qualified personnel; estimates relating to the Company’s ability to make distributions to its stockholders in the future; and the Company’s understanding of its competition.

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

Overview

Western Asset Mortgage Capital Corporation (the “Company” unless otherwise indicated or except where the context otherwise requires “we”, “us” or “our”) is primarily focused on investing in, financing and managing Agency RMBS. While our core investment strategy is focused on Agency RMBS, we have opportunistically supplemented our portfolio with Non-Agency RMBS and may, in the future, opportunistically invest in commercial mortgage-backed securities (“CMBS”) and asset-backed securities (“ABS”), which we, collectively, refer to as our Additional Target Assets. We finance investments in Agency RMBS and our Additional Target Assets primarily through the use of repurchase agreements.

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

We have invested the proceeds of our IPO, concurrent private placements and follow-on public offerings primarily in Agency RMBS, including Mortgage pass-through certificates, Agency derivatives, Agency Interest-Only Strips, Agency Inverse Interest-Only Strips, and Agency CMOs, as well as Non-Agency RMBS.  We have also used “to-be-announced” forward contracts, or TBAs, in order to invest in Agency RMBS. Pursuant to these TBAs, we agree to purchase or deliver in the future Agency RMBS with certain principal and interest terms.  At June 30, 2013, our portfolio was comprised of approximately $4.0 billion of Agency RMBS and approximately $173.6 million of Non-Agency RMBS, exclusive of linked transactions. In addition, at June 30, 2013, our linked transactions include approximately $4.9 million of Non-Agency RMBS.

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

As of June 30, 2013, we had entered into master repurchase agreements with 17 counterparties. As of June 30, 2013, we had approximately $4.0 billion of borrowings, excluding borrowings on linked transactions, outstanding under our repurchase agreements collateralized by approximately $4.1 billion of RMBS. In addition, at June 30, 2013, our linked transactions include approximately $3.3 million of borrowings under repurchase agreements collateralized by approximately $4.9 million of Non-Agency RMBS. In addition at June 30, 2013, March 31, 2013, December 31, 2012, and June 30, 2012, we held U.S. Treasury securities of approximately $94.4 million, $5.1 million, $0 and $0, respectively, as posted collateral by our swap counterparties. Of the approximately $94.4 million of U.S. Treasury securities we held at June 30, 2013, approximately $39.8 million was posted as collateral for borrowings under repurchase agreements of $39.0 million, reflected as Due to counterparties on our Balance sheet and approximately $1.5 million was posted with one of our repurchase agreement counterparties to satisfy a margin call. In addition, at June 30, 2013, March 31, 2013, December 31, 2012, and June 30, 2012, we held securities of approximately $1.5 million, $3.7 million, $2.6 million, and $5.6 million, respectively, received as collateral from our repurchase agreement counterparties to satisfy margin requirements.

We have entered into swaps to effectively fix (for the life of the swap) the floating interest rate of approximately $2.3 billion of borrowings under our repurchase agreements.  In addition, as of June 30, 2013, we also owned swaptions on approximately an incremental $1.2 billion of borrowings.  As of June 30, 2013, our aggregate Debt-to-equity ratio was approximately 9.4 to 1.

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

The current economic and market outlook are shaped in a significant manner by the unprecedented level of fiscal and monetary stimulus that the U.S. Government and U.S. Federal Reserve Board provided in the aftermath of the 2008 credit crisis. The current rate environment is characterized by a steep yield curve with the spread between two-year U.S. Treasury Notes and ten-year U.S. Treasury Notes well above the average spread over the last three decades. The U.S. Federal Reserve Board has maintained a near-zero target for the federal funds rate, and has continually reiterated its commitment to do so in an effort to fulfilling its mandate to promote higher growth and lower unemployment and to maintain price stability in the U.S. economy.

In addition to maintaining its accommodative position with regard to the federal funds rate, the Federal Reserve Board has also implemented a number of strategies in an effort to apply increased downward pressure on longer-term interest rates in an effort to improve broader financial conditions.  In September 2011, the Federal Reserve Board announced that it would purchase $400 billion of Treasury securities with remaining maturities of six to thirty years and sell an equal amount of Treasury securities with remaining maturities of three years or less.  This program, commonly referred to as “Operation Twist” was subsequently extended in June 2012 for the balance of 2012.  In a press release issued on September 13, 2012, the Federal Reserve announced further market intervention, agreeing to purchase $40 billion a month of Agency RMBS.  This program generally referred to as “QE3”, was in addition to the Federal Reserve continuing to reinvest the $45 billion of monthly principal payments it receives from its holdings of Agency debt and Agency RMBS in new Agency RMBS.  The $85 billion of combined monthly purchases by the Federal Reserve of Agency RMBS far exceeded monthly Agency RMBS origination at such time and continues to far exceed current originations.  In December 2012, the Federal Reserve expanded QE3 to include the monthly purchase of $45 billion of Treasury Securities as well.

As recently as May 1, 2013, the Federal Reserve reaffirmed its intention to continue QE3 by announcing that it would maintain its current policy of reinvesting principal payments received on its Agency debt and RMBS in new Agency RMBS and purchase an additional $40 billion of Agency RMBS and $45 billion of Treasury securities a month.  In the press release issued subsequent to its two day policy meeting, the Federal Reserve stated that it would continue its purchases of Agency RMBS and Treasury securities and that it was prepared to increase or reduce the pace of its purchases based on the outlook for the labor market and inflation.  At the time of this announcement, the yield on the Ten-year U.S. Treasury reached its low for 2013 of 1.66%.  Over the ensuring three weeks, the yield on the Ten-year U.S Treasury increased by 0.30% approaching 2.00%.  In his May 22, 2013 testimony to Congress, Federal Reserve Chairman Ben Bernanke reiterated the intention of the Federal Reserve to maintain the federal funds rate between 0.00% and 0.25% as long as the unemployment rate remained above 6.5% and inflation remained below 2%.  He added that the Federal Reserve would continue to evaluate the amount of Agency RMBS and Treasury securities that it would purchase based on the economic data received.  During the question and answer session, Chairman Bernanke added that if the economy continued to improve, it was possible that the Federal Reserve could begin to reduce their purchases over the next few months.

In the press release issued on June 19, 2013 at the conclusion of its two day policy meeting, the Federal Reserve acknowledged that while economic activity had expanded, unemployment remained high and inflation remained low.  Accordingly, it would continue its accommodative monetary policy, maintaining the federal funds rate between 0.00% and 0.25% and its purchase of Agency RMBS and Treasury securities, but was evaluating economic data to determine if adjustments to the amount of its purchases were indicated.  The market interpreted this statement as an announcement by the Federal Reserve that it was planning on reducing or “tapering” it purchases of Agency RMBS and Treasury securities in the coming months, causing the yield on the 10-year U.S. Treasury to rise above 2.50% and spreads on Agency RMBS widen substantially.  As a result, the value of our twenty and thirty year fixed rate Agency RMBS portfolio was significantly reduced.  In addition, we also incurred a reduction in the market value of our Non-Agency RMBS.  While the reduction in market value of our Agency and Non-Agency RMBS were partially offset by an increase in the value of our interest swaps and swaptions, we did incur margin calls with respect to our repurchase agreements which required us to post additional collateral, securities and/or cash, with our counterparties.

Despite the market’s anticipation of the near term commencement of tapering, the Federal Reserve at its July 30-31, 2013 meeting, elected to continue its purchasing of additional Agency RMBS and U.S. Treasury securities.  The press release issued at the conclusion of the meeting stated the following:

“To support a stronger economic recovery and to help ensure that inflation, over time, is at the rate most consistent with its dual mandate, the Committee decided to continue purchasing additional agency mortgage-backed securities at a space of $40 billion per month and longer-term U.S. Treasury securities at a pace of $45 billion per month.  The committee is maintaining its existing policy of reinvesting principal payments from its holdings of agency debt and agency mortgage-backed securities in agency mortgage-backed securities and rolling over maturing U.S. Treasury securities at auction.  Taken together, these actions should maintain downward pressure on longer-term interest rates, support mortgage markets, and help to make broader financial conditions more accommodative.”

It is our Manager’s view that while recent economic data suggests an improvement in U.S. economic growth, the significant mortgage debt burden, run-off of fiscal stimulus and budget discipline at both the U.S. federal and state level will serve as an impediment to real GDP and employment growth during the balance of 2013. Recent headline inflation data continues to relatively modest. While there is a risk that interest rates do continue to increase, we do not believe core rates will increase meaningfully, largely due to a plentiful supply of labor, thereby effectively eliminating wage pressure, and low rates of resource utilization. For these reasons, and considering its dual mandate to manage both inflation and unemployment, we believe that the U.S. Federal Reserve Board will exercise patience before unwinding any form of monetary stimulus now in effect.  We expect this type of muted recovery to keep the yield curve relatively steep and, barring any system shocks to the capital markets, provide attractive investment opportunities within the Agency and Non-Agency RMBS markets, especially at today’s price levels.

Toward the end of 2012, our Manager established a small position of Non-Agency RMBS.  Our Manager believes that Non-Agency RMBS can serve as a diversifying hedge in the event interest rates continue to rise.  During the six months ended June 30, 2013, our Manager increased our position in Non-Agency RMBS and may continue to do so depending on the overall investment RMBS investment environment.

We believe investors continue to seek incremental spreads relative to U.S. Treasury Notes in a low yield environment and financial institutions continue to prefer high quality, liquid Agency RMBS. Yield spreads on Agency RMBS have increased and have become even more attractive relative to historical spread levels. As the capital markets have recovered, commercial banks have re-entered and continue to support the secured lending market, which has quickened the pace of asset recovery, and the return to more normalized credit spreads. Financing of Agency and Non-Agency RMBS is currently widely available through, among other vehicles, repurchase agreements. Haircuts, or the discount attributed to the value of securities sold under repurchase agreements, ranging from a low of 3.0% to a high of 5.5% for Agency RMBS, depending on the specific security used as collateral for such repurchase agreements, while haircuts for IOs and IIOs can be as high as 30% and haircuts for Non-Agency RMBS ranging from a low of 20% to a high of 45%.  Even during the recent market volatility, such financing remained readily available.

Notwithstanding the foregoing, the U.S. government, through the FHA, the Federal Deposit Insurance Corporation, or FDIC, and the U.S. Treasury, has commenced or proposed implementation of programs designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures. These loan modification and refinance programs, future U.S. federal, state and/or local legislative or regulatory actions that result in the modification of outstanding mortgage loans, as well as changes in the requirements necessary to qualify for refinancing mortgage loans with FNMA, FHLMC or GNMA, may adversely affect the value of, and the returns on, residential mortgage loans, RMBS, real estate-related securities and various other asset classes in which we may invest. In addition to the foregoing, the U.S. Congress and/or various states and local legislators may enact additional legislation or regulatory action designed to address the current economic crisis or for other purposes that could have a material adverse effect on our ability to execute our business strategies.

On January 4, 2012, the U.S. Federal Reserve Board released a report titled “The U.S. Housing Market: Current Conditions and Policy Considerations” to Congress providing a framework for thinking about certain issues and tradeoffs that policy makers might consider. In a speech given in Phoenix, AZ on August 6, 2013, President Obama announced that he will propose to Congress that the role of the government in the U.S. mortgage market should be limited, thereby suggesting that private sector should effectively replace or eliminate the GSEs. It is unclear how future legislation may impact the housing finance market and the investing environment for agency securities as the method of reform is undecided and has not yet been defined by the regulators.

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

Our Target Assets

We have invested the proceeds of our IPO, concurrent private placements and follow-on public offering and expect to continue to focus on investing in the following types of securities:

Agency RMBS - Agency RMBS, which are RMBS for which the principal and interest payments are guaranteed by a U.S. Government agency, such as Government National Mortgage Association (“GNMA”), or a U.S. Government-sponsored entity, such as Federal National Mortgage Association (“FNMA”) or Federal Home Loan Mortgage Corporation (“FHLMC”).  The Agency RMBS we acquire can be secured by fixed-rate mortgages, adjustable-rate mortgages or hybrid adjustable-rate mortgages. Fixed-rate mortgages have interest rates that are fixed for the term of the loan and do not adjust. The interest rates on adjustable-rate mortgages generally adjust annually (although some may adjust more frequently) to an increment over a specified interest rate index. Hybrid adjustable-rate mortgages have interest rates that are fixed for a specified period of time (typically three, five, seven or ten years) and, thereafter, adjust to an increment over a specified interest rate index. Adjustable-rate mortgages and hybrid adjustable-rate mortgages generally have periodic and lifetime constraints on the amount by which the loan interest rate can change on any predetermined interest rate reset date.  As of June 30, 2013, all of our Agency RMBS are secured by fixed-rate mortgages.

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

Our Additional Target Assets

Although our primary investment strategy is focused on Agency RMBS, we have opportunistically supplemented our portfolio with Non-Agency RMBS and may do so with the other types of assets, which we define as part of our Additional Target Assets, described below.

Non-Agency RMBS. - RMBS that are not guaranteed by a U.S. Government agency or U.S. Government-sponsored entity, with an emphasis on securities that when originally issued were rated in the highest rating category by one or more of the nationally recognized statistical rating organizations.

The mortgage loan collateral for Non-Agency RMBS consists of residential mortgage loans that do not generally conform to underwriting guidelines issued by a U.S. Government agency or U.S. Government-sponsored entity due to certain factors, including mortgage balances in excess of agency underwriting guidelines, borrower characteristics, loan characteristics and level of documentation, and therefore are not issued or guaranteed by a U.S. Government agency or U.S. Government-sponsored entity. The mortgage loan collateral may be classified as subprime, Alternative-A or prime depending on the borrower’s credit rating and the underlying level of documentation. Non-Agency RMBS may be secured by fixed-rate mortgages, adjustable-rate mortgages or hybrid adjustable-rate mortgages.

CMBS. - Fixed and floating rate CMBS with an emphasis on securities that when originally issued were rated in the highest rating category by one or more of the nationally recognized statistical rating organizations. We have not established a minimum current rating requirement.

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

As of June 30, 2013, the fair value of our investment portfolio was comprised of approximately 95.9% of Agency RMBS and 4.1% of Non-Agency RMBS, excluding linked transactions. As of June 30, 2013, the fair value of our investment portfolio was comprised of approximately 95.7% of Agency RMBS and 4.3% of Non-Agency RMBS, including linked transactions.

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

We expect to maintain a debt to equity ratio of seven to eleven times the amount of our stockholders’ equity, although there is no minimum or maximum leverage that our investment policies explicitly require. Depending on the different cost of borrowing funds at different maturities, we will vary the maturities of our borrowed funds to attempt to produce lower borrowing costs and reduce interest rate risk. We enter into collateralized borrowings only with institutions that are rated investment grade by at least one nationally-recognized statistical rating organization.  We rely on financing to acquire, on a leveraged basis, the Target Assets in which we invest. If market conditions deteriorate, our lenders may exit the repurchase market, and tighten lending standards, or increase the amount of equity capital required to obtain financing making it more difficult and costly for us to obtain financing.

For the three and six months ended June 30, 2013, we financed our RMBS with repurchase agreements, on a debt-to-equity basis, averaging approximately eight to ten times leverage throughout these periods. In the future, we may, however, be limited or restricted in the amount of leverage we may employ by the terms and provisions of any financing or other agreements, and may be subject to margin calls as a result of our financing activity.  We had an aggregate debt-to-equity ratio, related to our repurchase agreements of approximately 9.4 to 1, excluding and including linked transactions, and 9.2 to 1 at June 30, 2013 and December 31, 2012, respectively.

We initially financed our RMBS with repurchase agreement financing with maturities from one to three months, but in some cases longer. At June 30, 2013, we had entered into master repurchase agreements with 17 counterparties.  We had approximately $4.0 billion and $4.8 billion outstanding under our repurchase agreements, including repurchase agreements accounted for as part of linked transactions at June 30, 2013 and December 31, 2012, respectively, but excluding repurchase agreements associated with U.S. Treasury securities posted with us by our interest rate swap and swaption counterparties. The balance outstanding at June 30, 2013 includes approximately $3.3 million related to linked transactions.

Our Hedging Strategy

Subject to maintaining our qualification as a REIT for U.S. federal income purposes, we pursue various economic hedging strategies to seek to reduce our exposure to adverse changes in interest rates.  The U.S. federal income tax rules applicable to REITs may require us to implement certain of these techniques through a domestic taxable REIT subsidiary (“TRS”) that is fully subject to federal corporate income taxation. At this time we do not utilize a domestic TRS, although we may consider doing so in future.  Our hedging activity varies in scope based on the level and volatility of interest rates, the type of assets held and other changing market conditions.  As of June 30, 2013, we entered into swaps designed to mitigate the effects of increases in interest rates under a portion of our repurchase agreements.  These swaps provide for fixed interest rates indexed off of the London interbank offered rate or LIBOR and effectively fix the floating interest rates on approximately $2.3 billion of borrowings under our repurchase agreements.  In addition, as of June 30, 2013, we also owned swaptions on approximately an incremental $1.2 billion of borrowings.  To date, we have not elected to apply hedge accounting for our derivatives and, as a result, we record the change in fair value of our derivatives and the associated interest in earnings.

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

Revision of Previously Issued Financial Statements for Errors Affecting Certain Items Presented in the Statements of Operations and Statements of Cash Flows

As previously reported in our annual report on Form 10-K for 2012, during the process of preparing our 2012 financial statements, we discovered that the methodology that was used to accrete interest income and to amortize the cost basis of certain of our residential mortgage backed securities, which was based on a third party vendor’s system, as well as the presentation with regard to certain items in its Statement of Cash Flows were not in accordance with GAAP. We evaluated the impact of these errors and concluded that individually and in the aggregate, these errors were not material to any previously issued financial statements. However, we elected to revise the Statements of Operations for the period from May 15, 2012 (commencement of operations) through June 30, 2012 and the Statements of Cash Flows for the period from May 15, 2012 (commencement of operations) through June 30, 2012 in this quarterly financial statements on Form 10-Q to correct these errors. The corrections resulted in a reclassification of a portion of the our previously reported net interest income to realized and unrealized gains, and certain amounts previously reflected in operating cash flows to investing cash flows (as indicated in the tables below). These revisions had no effect on net income, shareholders’ equity, net change in cash, or total assets, of the Company reported for this period. See Notes to Financial Statements - Note 2 for complete details.

Critical Accounting Policies

Our financial statements are prepared in accordance with GAAP, which requires the use of estimates and assumptions that involve the exercise of judgment and use of assumptions as to future uncertainties. In accordance with SEC guidance, the following discussion addresses the accounting policies that we currently apply. Our most critical accounting policies will involve decisions and assessments that could affect our reported assets and liabilities, as well as our reported revenues and expenses. We believe that all of the decisions and assessments upon which our financial statements have been based were reasonable at the time made and based upon information available to us at that time. We have identified what we believe will be our most critical accounting policies to be the following:

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

While linked transactions are treated as derivatives for GAAP, the securities underlying the Company’s linked transactions are valued using similar techniques to those used for our securities portfolio. The value of the underlying security is then netted against the carrying amount (which approximates fair value) of the repurchase agreement at the valuation date. Additionally, TBA instruments are similar in substance to our Agency RMBS portfolio, and the Company therefore estimates fair value based on similar methods.

We determine the fair value of derivative financial instruments by obtaining quotes from a third party pricing service, whose pricing is subject to review by our Manager’s pricing committee. In valuing its interest rate derivatives, such as swaps and swaptions, we consider the creditworthiness of our counterparties, along with collateral provisions contained in each derivative agreement, from the perspective of both us and our counterparties. All of our interest rate swaps are either cleared through a central clearinghouse and subject to the clearinghouse margin requirements or subject to bilateral collateral arrangements. We also have netting arrangements in place with all derivative counterparties pursuant to standard documentation developed by the International Swap and Derivatives Association. Consequently, no credit valuation adjustment was made in determining the fair value of interest rate derivatives.

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

All valuations received from independent pricing services are non-binding.  We primarily utilize an independent third party pricing service as the primary source for valuing the Company’s assets.

We generally receive one independent pricing service price for each investment in our portfolio.  Our Manager has established a process to review and validate the pricing received from the independent pricing service and has a process for challenging prices received from the independent pricing service when necessary.  The Company utilizes our Manager’s policies in this regard.  Our and our Manager’s review of the independent third party pricing data may consist of a review of the daily change in the prices provided by the independent pricing vendor which exceed established tolerances or comparisons to executed transaction prices.  Our Manager’s pricing group, which functions independently from its portfolio management personnel, corroborate the price differences or changes in price by comparing the vendor price to alternate sources including other independent pricing services or broker quotations.  If the price change or difference cannot be corroborated, the Manager’s pricing group consults with the portfolio management team for market color in reviewing such pricing data as warranted.  To the extent that our Manager has information, typically in the form of broker quotations that would indicate that a price received from the independent pricing service is outside of a tolerance range, our Manager generally challenges the independent pricing service price.

To ensure proper fair value hierarchy, we and our Manager review the methodology used by the third party pricing service to understand whether observable or unobservable inputs are being utilized in the vendor’s evaluation methodology.  Generally, this review is conducted annually, however ad-hoc reviews of the evaluation methodology and the assumptive data does occur.  The review of the assumptive data received from the vendor includes comparing key inputs such as weighted average life, spread, prepayment assumptions to data obtained from other third-party data providers or internal valuation models.  In addition, as part of our regular review of pricing, our Manager’s pricing group may have informal discussions with the independent pricing vendor regarding their evaluation methodology or the inputs into their method.

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

A decline in the fair market value of our assets may require us to recognize an “other-than-temporary” impairment against such assets under GAAP if we were to determine that, with respect to any assets in unrealized loss positions, we do not have the intent to sell these investments, it is more likely than not that we will not be required to sell the investment before recovery of a security’s amortized cost basis and we will not be required to sell the security for regulatory or other reasons. If such a determination is made, we would recognize unrealized losses through earnings and write down the amortized cost of such assets to a new cost basis, based on the fair value of such assets on the date they are considered to be other-than-temporarily impaired. Such impairment charges reflect non-cash losses at the time of recognition; subsequent disposition or sale of such assets can further affect our future losses or gains, as they are based on the difference between the sales price received and adjusted amortized cost of such assets at the time of sale.

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

Certain of the Company’s Non-Agency RMBS that are purchased at a discount to par value and are rated below AA at the time of purchase and Agency Interest-Only and Agency Inverse Interest-Only Strips that are not classified as derivatives, that are in an unrealized loss position at June 30, 2013 are not considered other than temporarily impaired because the Company has no intent to sell these investments, it is more likely than not that the Company will not be required to sell the investment before recovery of its amortized cost basis and the Company is not required to sell the security for regulatory or other reasons.

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

We elected not to apply hedge accounting for these derivative instruments and record the change in fair value and net interest rate swap payments (including accrued amounts) related to interest rate swaps in Gain (loss) on derivative instruments, net in our Statement of Operations.

We also invest in Agency Interest-Only Strips, Agency Inverse Interest-Only Strips and TBAs. We evaluate the terms and conditions of our holdings of Agency Interest-Only Strips, Agency Inverse Interest-Only Strips and TBAs to determine if these instruments have the characteristics of an investment or should be considered a derivative under GAAP.  Accordingly, Agency Interest-Only Strips, Agency Inverse Interest-Only Strips and TBAs having the characteristics of derivatives are accounted for at fair value with such changes recognized in Gain (loss) on derivative instruments, net in our Statement of Operations, along with any interest earned (including accrued amounts). The carrying value of these Agency Interest-Only Strips, Agency Inverse Interest-Only Strips and TBAs is included in Residential mortgage-backed securities on the Balance Sheet.

We evaluate all of our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. Our derivative instruments also include linked transactions, which reflect a forward commitment to purchase assets. Derivative instruments are recorded at fair value and are re-valued at each reporting date, with changes in the fair value together with interest earned (including accrued amounts) reported in Gain (loss) on derivative instruments, net in our Statement of Operations.

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

Warrants

We account for the warrants comprising a part of the units issued in the private placement to certain institutional accredited investors concurrent with our IPO in accordance with Accounting Standards Codification 815, Accounting for Derivative Instruments and Hedging Activities, which provides guidance on the specific accounting treatment of a multitude of derivative instruments. We have evaluated the warrants issued by us and have recorded the warrants at their relative fair value as a component of equity, using a variation of the adjusted Black-Scholes option valuation model,  at their time of issuance.

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

We may elect to treat certain of our subsidiaries as TRSs. In general, a TRS of ours may hold assets and engage in activities that we cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business. A TRS is subject to U.S. federal, state and local corporate income taxes.  While a TRS will generate net income, a TRS can declare dividends to us, which will be included in our taxable income and necessitate a distribution to our stockholders. Conversely, if we retain earnings at the TRS level, no distribution is required and we can increase book equity of the consolidated entity.  As of June 30, 2013, we did not have a TRS, or any other subsidiary.

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

Results of Operations

The following discussion of our results of operations highlights our performance for the three and six months ended June 30, 2013 and for the period from May 15, 2012 (commencement of operations) through June 30, 2012.

Investments

The following table presents certain information about our RMBS investment portfolio at June 30, 2013, which is a Non-GAAP measure due to the inclusion of our Linked Transactions, in order to present a complete economic presentation of our RMBS portfolio, which is reconciled to GAAP below, as follows (dollars in thousands):

	Principal Balance	Unamortized Premium (Discount)	Non-Accretable Discount	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value	Net Weighted Average Coupon(1)
Agency RMBS
20-Year Mortgage
Coupon Rate:
3.00%	$629,104	$32,338	$—	$661,442	$(24,442)	$637,000	3.0%
3.50%	103,509	6,842	—	110,351	(3,373)	106,978	3.5%
4.00%	39,591	4,309	—	43,900	(1,985)	41,915	4.0%
	772,204	43,489	—	815,693	(29,800)	785,893	3.1%
30-Year Mortgage
Coupon Rate:
3.00%	23,594	1,123	—	24,717	(1,665)	23,052	3.0%
3.50%	1,861,948	143,753	—	2,005,701	(118,601)	1,887,100	3.5%
4.00%	854,657	90,484	—	945,141	(48,535)	896,606	4.0%
5.50%	95,995	12,697	—	108,692	(1,864)	106,828	5.5%
6.00%	10,067	1,303	—	11,370	(261)	11,109	6.0%
	2,846,261	249,360	—	3,095,621	(170,926)	2,924,695	3.7%

Agency IOs and IIOs(2)	N/A	N/A	—	199,132	3,882	203,014	4.3%
Agency IOs and IIOs accounted for as derivatives (2)(3)	N/A	N/A	—	N/A	N/A	99,574	5.0%
	N/A	N/A	—	199,132	3,882	302,588	4.5%

Non-Agency RMBS	280,834	(32,652)	(69,426)	178,756	(249)	178,507	1.0%

Total: Non GAAP Basis-Including Linked Transaction	$3,899,299	$260,197	(69,426)	$4,289,202	$(197,093)	$4,191,683	3.8%
Linked Transactions	8,153	(1,890)	(1,355)	4,908	25	4,933	0.4%
Total: GAAP Basis-Excluding Linked Transaction	$3,891,146	$262,087	(68,071)	$4,284,294	$(197,118)	$4,186,750	3.8%

(1) Net weighted average coupon as of June 30, 2013 is presented net of servicing and other fees.

(2) Agency IOs and IIOs and Agency IOs and IIOs, accounted for as derivatives, have no principal balances and bear interest based on a notional balance.  The notional balance is used solely to determine interest distributions on interest-only class of securities. At June 30, 2013, the notional balance for Agency IOs and IIOs and for Agency IOs and IIOs, accounted for as derivatives, was $1,141,218 and $571,562, respectively.

(3) Interest on these securities is reported as a component of Gain (loss) on derivative instruments, net.

As of June 30, 2013 and December 31, 2012, our portfolio consisted primarily of fixed rate Agency RMBS which our Manager believes exhibit prepayment mitigation attributes, including Agency RMBS collateralized by low loan balances, loans where the underlying borrower is unable to access the Making Home Affordable Program, including the Home Affordable Refinance Program or HARP or loans which were not originated by third party originators or brokers.

The following table details the constant prepayment rates for our Agency portfolio at June 30, 2013, based on our Manager’s estimates at June 30, 2013:

	Low	High
Constant Prepayment Rates
Agency RMBS
20-Year Mortgage	3.38%	7.04%
30-Year Mortgage	4.28%	29.80%
Agency IOs and IIOs	3.99%	31.46%
Agency IOs and IIOs accounted for as derivatives	3.59%	20.70%

The following table details information for our Non-Agency portfolio, including linked transactions, at June 30, 2013, based on our Manager’s estimates at June 30, 2013:

	Cumulative Default		Cumulative Severity		Cumulative 5-Year CRR
	Low	High	Low	High	Low	High
Non-Agency RMBS	26.16%	68.16%	39.37%	64.43%	2.51%	6.57%
Non-Agency RMBS Linked Transaction	45.30%	45.30%	48.73%	48.73%	2.71%	2.71%

Investment Activity

RMBS, Agency Derivatives and Other Securities.  For the three and six months ended June 30, 2013, we acquired approximately $548.3 million and $1.6 billion, respectively of Agency RMBS and Agency derivatives, approximately $9.7 million and $9.7 million of Agency RMBS included in linked transactions, respectively, approximately $48.5 million and $176.1 million of Non-Agency RMBS, respectively, and approximately $0 million and $66.7 million Non-Agency RMBS included in linked transactions, respectively. During the same periods, we received principal payments and basis recoveries of approximately $61.3 million and $126.2, respectively for Agency RMBS and Agency derivatives, approximately $58 thousand and $58 thousand for Agency RMBS included in linked transaction, respectively, approximately $3.4 million and $5.2 million for Non-Agency RMBS, respectively and approximately $415 thousand and $984 thousand for Non-Agency RMBS included in linked transactions, respectively.  Proceeds from sales received for the three and six months ended June 30, 2013 were approximately $317.2 million and $2.1 billion, respectively for Agency RMBS and Agency derivatives, approximately $67.2 million and $67.2 million for Non-Agency RMBS, respectively and approximately $21.7 million and $21.7 million for Non-Agency RMBS included in linked transactions. For the three and six months ended June 30, 2013, we settled certain derivatives realizing a net gain of approximately $2.4 million and $2.4 million from the unlinking of securities previously accounted for derivatives through linked transactions, respectively. The average unlevered yield on Agency RMBS, including Agency derivatives, for the three and six months ended June 30, 2013 was approximately 3.01% and 2.98%, respectively and the average unlevered yield on Agency RMBS including linked transactions was approximately 3.01% and 2.98%, respectively. For the same periods, the average unlevered yield on Non-Agency RMBS was approximately 5.96% and 5.93%, respectively and the average unlevered yield on Non-Agency RMBS including linked transactions was approximately 5.97% and 5.87%, respectively.

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

The following table presents the vintage of our RMBS investment portfolio at June 30, 2013:

	2000	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013	Total
Agency RMBS
20-Year Mortgage	—	—	—	—	—	—	—	—	—	—	—	13.8%	5.0%	18.8%
30-Year Mortgage	—	—	—	—	—	0.3%	—	—	0.4%	2.1%	0.1%	53.9%	13.0%	69.8%
Agency Interest Only- Strips	—	—	0.1%	0.1%	0.2%	0.2%	—	0.3%	0.2%	0.1%	0.2%	3.4%	—	4.8%
Agency Interest-Only Strips, accounted for as derivatives	0.3%	—	—	—	—	—	—	0.1%	—	0.4%	0.1%	1.1%	0.3%	2.3%
Non-Agency RMBS	—	0.1%	0.2%	0.2%	1.0%	2.0%	0.7%	—	—	—	—	—	—	4.2%
Non-Agency Linked Transactions	—	—	—	—	—	0.1%	—	—	—	—	—	—	—	0.1%
Total RMBS	0.3%	0.1%	0.3%	0.3%	1.2%	2.6%	0.7%	0.4%	0.6%	2.6%	0.4%	72.2%	18.3%	100.0%

Financing and Other Liabilities. We have entered into repurchase agreements to finance a substantial majority of our RMBS.  These agreements are secured by substantially all of our RMBS and bear interest at rates that have historically moved in close relationship to LIBOR.  For the three and six months ended June 30, 2013, we received proceeds of approximately $8.8 billion and $19.8 billion, respectively and made repayments of approximately $8.9 billion and $20.7 billion under repurchase agreements secured by our Agency RMBS.  For the same periods, we received proceeds of approximately $18.6 million and $18.6 million, respectively and made repayments of approximately $18.6 million and $18.6 million under repurchase agreements secured by Agency RMBS included in linked transaction, respectively. We also received proceeds of $39.0 million and $39.0 million under repurchase agreements secured by other securities during the three and six months ended June 30, 2013, respectively. In addition, for the three and six months ended June 30, 2013, we received proceeds of approximately $113.1 million and $257.4 million under repurchase agreements secured by our Non-Agency RMBS, respectively and an additional $19.7 million and $67.6 million under repurchase agreements secured by our Non-Agency RMBS included in linked transactions, respectively.  During the same periods, we made repayments of approximately $97.1 million and $160.7 million under repurchase agreements secured by our Non-Agency RMBS and $60.3 million and $64.3 million under repurchase agreements secured by our Non-Agency RMBS included in linked transactions, respectively.

For the period from May 15, 2012 (commencement of operations) through June 30, 2012, we received proceeds of approximately $3.2 billion and made repayments of approximately $1.5 billion under repurchase agreements.

At June 30, 2013, we had outstanding repurchase agreement borrowings with the following 15 counterparties totaling approximately $4.0 billion, which is a Non-GAAP measure due to our Linked Transactions, which is reconciled to GAAP below as follows:

		Percent of Total
(dollars in thousands)	Amount	Amount	Company RMBS
Repurchase Agreement Counterparties	Outstanding	Outstanding	Held as Collateral(1)
JP Morgan Securities LLC	617,008	15.6%	662,278
Deutsche Bank Securities LLC	501,528	12.6%	520,985
Goldman Sachs Bank USA	460,891	11.6%	460,269
Barclays Capital Inc.	445,646	11.2%	475,792
Citigroup Global Markets Inc.	381,423	9.6%	382,462
BNP Paribas Securities Corporation.	223,290	5.6%	230,347
Mizuho Securities USA Inc.	221,812	5.6%	229,688
Credit Suisse Securities (USA) LLC	207,602	5.2%	259,313
UBS Securities LLC	174,525	4.4%	179,590
Merrill Lynch Pierce Fenner & Smith Inc.	161,976	4.2%	164,216
Jefferies & Company Inc.	130,299	3.3%	129,062
Wells Fargo Securities LLC & Wells Fargo Bank N.A.	125,817	3.2%	129,882
South Street Securities LLC	109,036	2.8%	109,699
Morgan Stanley & Co. LLC	104,181	2.6%	107,141
RBC Capital Markets LLC	99,881	2.5%	105,461
Total: Non-GAAP Basis — Including Linked Transactions	3,964,915	100.0%	4,146,185
Linked Transactions	3,286		4,933
Total: GAAP Basis — Excluding Linked Transactions	3,961,629	100.0%	4,141,252

(1) At fair value.

We record the liability for RMBS and other securities purchased, for which settlement has not taken place as an investment related payable.  As of June 30, 2013, we had investment related payables of approximately $22.2 million of which no items were outstanding greater than 30 days. Further, each of the counterparties to our repurchase agreements hold collateral valued in excess of 5% of our stockholders’ equity as security for our obligations under the applicable repurchase agreements.

The following tables present our borrowings by type of collateral pledged as of June 30, 2013 and 2012, and the respective Effective Cost of Funds (non-GAAP financial measure) for the three and six months ended June 30, 2013 and for the period from May 15, 2012 (commencement of operations) through June 30, 2012 (dollars in thousands) See “Non-GAAP financial measures” (dollars in thousands):

Collateral	Balance (GAAP) June, 2013	Weighted Average Cost of Funds for the three months ended June 30, 2013	Weighted Average Cost of Funds for the six months ended June 30, 2013
Agency RMBS	$3,864,990	0.42%	0.43%
Non-Agency RMBS	96,639	1.85	1.85
Total: Excluding Linked Transactions	$3,961,629	0.45%	0.45%
RMBS Linked Transactions	n/a	n/a	n/a
Total	$3,961,629	0.45%	0.45%

Collateral	Balance (Non- GAAP) June 30, 2013	Weighted Average Effective Cost of Funds for the three months ended June 30, 2013(1)	Weighted Average Effective Cost of Funds for the six months ended June 30, 2013(1)
Agency RMBS	$3,864,990	0.94%	0.90%
Non-Agency RMBS	96,639	1.85	1.85
Total: Excluding Linked Transactions	$3,961,629	0.96%	0.91%
Agency RMBS Linked Transactions	—	0.38	0.38
Non-Agency RMBS Linked Transactions	3,286	1.78	1.80
Total	$3,964,915	0.96%	0.91%

(1) The effective cost of funds for the three and six months ended June 30, 2013, are calculated on an annualized basis and include interest expense for the periods and net payments on interest rate swaps of approximately $5.2 million and $9.7 million, respectively, interest payments on Agency linked transactions of approximately $6 thousand and $6 thousand, respectively and interest payments on Non-Agency linked transactions of approximately $99 thousand and $188 thousand, respectively. While swaps are not accounted for using hedge accounting, such instruments are viewed by us as an economic hedge against increases in interest rates and are classified as hedges for purposes of satisfying the REIT tax requirements.  In addition, although certain securities and their respective repurchase borrowings are classified as derivatives, we view the interest expense attributed to these borrowings as additional cost of funds.  See “Non GAAP Financial Measures”.

Collateral	Balance (GAAP) June, 2012	Weighted Average Cost of Funds for the for the period from May 15, 2012 (commencement of operations) through June 30, 2012	Weighted Average Effective Cost of Funds for the for the period from May 15, 2012 (commencement of operations) through June 30, 2012(1)
Agency RMBS	$1,736,493	0.38%	0.76%
Non-Agency RMBS	—	—	—
Total	$1,736,493	0.38%	0.76%

(1)  The effective cost of funds for the period presented is calculated on an annualized basis and includes interest expense for the period and net payments on interest rate swaps of approximately $0.7 million.  While swaps are not accounted for using hedge accounting such instruments are viewed by us as an economic hedge against increases in interest rates.

The following table presents our average borrowings, by type of collateral pledged, for the three and six months ended June 30, 2013, and for the period from May 15, 2012 (commencement of operations) through June 30, 2012 (in thousands):

Collateral	For the three months ended June 30, 2013	For the six months ended June 30, 2013	For the period from May 15, 2012 (commencement of operations) through June 30, 2012
Agency RMBS	$3,959,424	$4,243,261	$1,508,909
Non-Agency RMBS	80,375	65,543	—
Total: Excluding Linked Transactions	$4,039,799	$4,308,804	$1,508,909
Agency RMBS Linked Transactions	6,301	3,200	—
Non-Agency RMBS Linked Transactions	22,370	21,050	—
Total	$4,068,470	$4,333,054	$1,508,909
Maximum borrowings during the period (1)	4,231,087	4,808,778	1,736,493

(1)  Amount represents the maximum borrowings at month-end during each of the respective periods.

Derivative Instruments.  As of June 30, 2013, we had entered into swaps and swaptions designed to mitigate the effects of increases in interest rates under a portion of our repurchase agreements.  The swaps provide for fixed interest rates indexed off of LIBOR and are viewed by us to effectively fix the floating interest rates on approximately $2.3 billion of borrowings under our repurchase agreements as of June 30, 2013.

The following table presents information about our interest rate swaps as of June 30, 2013 (dollars in thousands):

Remaining Interest Rate interest rate swap Term	Notional Amount	Average Fixed Pay Rate	Average Maturity (Years)	Forward Starting
Greater than 1 year and less than 3 years	$556,100	0.4%	1.7	26.8%
Greater than 3 years and less than 5 years	411,400	0.9	4.6	—
Greater than 5 years	1,333,550	1.9	10.2	30.1

Total	$2,301,050	1.4%	7.1	23.9%

At June 30, 2013, we had entered into four swaptions with a notional amount of $75.0 million, $222.5 million, $750.0 million and $166.5 million which expire in one month, three months, five months and thirty-five months, respectively. If exercised, we can enter into a 10 year fixed pay swap agreement, a 20 year fixed pay swap agreement, a 10 year fixed pay swap agreement and a 7 year fixed pay swap agreement at a predetermined strike price, respectively.

Net Interest Income

We earned interest income, net of premium amortization and amortization of basis, and inclusive of discount accretion , of approximately $32.8 million and $66.5 million for the three and six months ended June 30, 2013 and approximately $7.1 million for the period from May 15, 2012 (commencement of operations) through June 30, 2012, which represents interest earned on our assets.  We incurred interest expense of approximately $4.5 million and $9.7 million, for the three and six months ended June 30, 2013, and approximately $725 thousands for the period from May 15, 2012 (commencement of operations) through June 30, 2012 which was related to borrowings from repurchase agreements.

	For the three months ended June 30, 2013			For the six months ended June 30, 2013
(dollars in thousands)	Agency	Non-agency	Total	Agency	Non-agency	Total

Average amortized cost of RMBS	$4,274,504	$157,025	$4,431,529	$4,415,030	$133,107	$4,548,137

Total interest income (1)	$30,409	$2,333	$32,742	$62,578	$3,914	$66,492

Yield on average RMBS	2.85%	5.96%	2.96%	2.86%	5.93%	2.95%

Average balance of repurchase agreements	$3,959,424	$80,375	$4,039,799	$4,243,261	$65,543	$4,308,804

Total interest expense	$4,151	$371	$4,522	$9,102	$601	$9,703

Average cost of funds (2)	0.42%	1.85%	0.45%	0.43%	1.85%	0.45%

Net interest income	$26,258	$1,962	$28,220	$53,476	$3,313	$56,789

Net interest rate spread	2.43%	4.11%	2.51%	2.43%	4.08%	2.50%

(1)Amount includes net amortization of premiums, accretion of discounts and amortization of basis of approximately $(15.4) million for Agency, and approximately $1.7 million for Non-Agency for the three months ended June 30, 2013. For the six months ended June 30, 2013, amount includes net amortization of premiums, accretion of discounts and amortization of basis of approximately $(33.7) million for Agency and approximately $2.8 million for Non-Agency.  In accordance with GAAP, interest income does not include $562 thousand and $997 thousand for linked transactions for the three and six months ended June 30, 2013, respectively; instead they are included in gain on linked transactions.

(2) For the three months ended June 30, 2013, cost of funds does not include accrual and settlement of interest associated with derivative instruments and linked transactions of approximately $5.2 million and $105 thousand, respectively. For the six months ended June 30, 2013, cost of funds does not include interest of approximately $9.7 million associated with derivative instruments and $194 thousand associated with linked transactions. In accordance with GAAP, those costs are included in gain (loss) on derivative instruments and gain on linked transactions, respectively, in the statement of operations.

	For the period from May 15, 2012 (commencement of operations) through June 30, 2012, as Revised (See Note 2)
(dollars in thousands)	Agency	Non-agency	Total

Average amortized cost of RMBS	$1,724,206	$—	$1,724,206

Total interest income (1)	$7,083	$—	$7,083

Yield on average RMBS	3.15%	—	3.15%

Average balance of repurchase agreements	$1,508,909	$—	$1,508,909

Total interest expense	$725	$—	$725

Average cost of funds (2)	0.38%	—	0.38%

Net interest income	$6,358	$—	$6,358

Net interest rate spread	2.77%	—	2.77%

(1)Amount includes net amortization of premiums, accretion of discounts and amortization of basis of approximately of $(1.8) million for Agency for the period from May 15, 2012 (commencement of operations) through June 30, 2012.  In accordance with GAAP, interest income does not include linked transactions; instead they are included in gain on linked transactions.

(2) Cost of funds does not include accrual and settlement of interest associated with derivative instruments or linked transactions.  In accordance with GAAP, those costs are included in gain (loss) on derivative instruments and gain on linked transactions, respectively, in the statement of operations.

The following tables set forth certain information regarding our net investment income for the three months ended June 30, 2013, See “Non-GAAP Financial Measures”:

For the three months ended June 30, 2013:

Non-GAAP Financial Measures: (dollars in thousands)	Agency	Non-agency	Total

Average amortized cost of RMBS held including Agency Interest-Only Strips, Agency Inverse Interest-Only Strips accounted for as derivatives and linked transactions	$4,381,145	$191,571	$4,572,716

Total interest income including interest income on Agency Interest-Only Strips, Agency Inverse Interest- Only Strips accounted for as derivatives and linked transactions(1)	$32,854	$2,851	$35,705

Yield on average amortized cost of RMBS including adjustments related to cost of Agency Interest-Only Strips, Agency Inverse Interest-Only Strips accounted for as derivatives and linked transactions	3.01%	5.97%	3.14%

Total interest expense including interest income (expense), net incurred on interest rate swaps and interest expense incurred on linked transactions(2)	$9,313	$470	$9,783

Average cost of funds including interest income (expense) on Agency Interest-Only Strips, Agency Inverse Interest-Only Strips accounted for as derivatives and interest income (expense), net incurred on interest rate swaps and linked transactions	0.94%	1.83%	0.96%

Net interest income including interest income (expense) on Agency Interest-Only Strips, Agency Inverse Interest-Only Strips accounted for as derivatives and interest income (expense), net incurred on interest rate swaps and linked transactions	$23,541	$2,381	$25,922

Net interest rate spread including interest income (expense) on Agency Interest-Only Strips and Agency Inverse Interest-Only Strips accounted as derivatives and interest income (expense), net incurred on interest rate swaps and linked transactions	2.07%	4.14%	2.18%

(1) For the three months ended June 30, 2013  includes net amortization of premiums, accretion of discounts and amortization of basis of approximately $(17.9) million. This amount is composed of approximately $(15.4) million for Agency RMBS included in interest income, approximately $1.7 million for Non-Agency included in interest income, $(9) thousand for Agency linked transactions (Non-GAAP measure), $0.4 million for Non-Agency linked transactions (Non-GAAP measure) and $(4.6) million of amortization of basis on Agency Interest-Only Strips and Agency Inverse Interest Only Strips accounted for as derivatives (Non-GAAP measure), not reported in interest income for GAAP (included in Loss on derivative instruments).

(2)  Represents the net amount paid, including accrued amounts, for interest rate swaps during the period, included in loss on derivative instruments for GAAP and interest expense on linked transactions.

For the six months ended June 30, 2013:

Non-GAAP Financial Measures: (dollars in thousands)	Agency	Non-agency	Total

Average amortized cost of RMBS held including Agency Interest-Only Strips, Agency Inverse Interest-Only Strips accounted for as derivatives and linked transactions	$4,513,039	$167,291	$4,680,330

Total interest income including interest income on Agency Interest-Only Strips, Agency Inverse Interest- Only Strips accounted for as derivatives and linked transactions(1)	$66,781	$4,867	$71,648

Yield on average amortized cost of RMBS including adjustments related to cost of Agency Interest-Only Strips, Agency Inverse Interest-Only Strips accounted for as derivatives and linked transactions	2.98%	5.87%	3.09%

Total interest expense including interest income (expense), net incurred on interest rate swaps and interest expense incurred on linked transactions(2)	$18,846	$789	$19,635

Average cost of funds including interest income (expense) on Agency Interest-Only Strips, Agency Inverse Interest-Only Strips accounted for as derivatives and interest income (expense), net incurred on interest rate swaps and linked transactions	0.89%	1.84%	0.91%

Net interest income including interest income (expense) on Agency Interest-Only Strips, Agency Inverse Interest-Only Strips accounted for as derivatives and interest income (expense), net incurred on interest rate swaps and linked transactions	$47,935	$4,078	$52,013

Net interest rate spread including interest income (expense) on Agency Interest-Only Strips and Agency Inverse Interest-Only Strips accounted as derivatives and interest income (expense), net incurred on interest rate swaps and linked transactions	2.09%	4.03%	2.18%

(1) For the six months ended June 30, 2013  includes net amortization of premiums, accretion of discounts and amortization of basis of approximately $(38.9) million. This amount is composed of approximately $(33.7) million for Agency RMBS included in interest income, approximately $2.8 million for Non-Agency included in interest income, $(9) thousand for Agency linked transactions (Non-GAAP measure), $0.8 million for Non-Agency linked transactions (Non-GAAP measure) and $(8.8) million of amortization of basis on Agency Interest-Only Strips and Agency Inverse Interest Only Strips accounted for as derivatives (Non-GAAP measure), not reported in interest income for GAAP (included in Loss on derivative instruments).

(2)  Represents the net amount paid, including accrued amounts, for interest rate swaps during the period, included in loss on derivative instruments for GAAP and interest expense on linked transactions.

For the period from May 15, 2012 (commencement of operations) through June 30, 2012, as Revised (See Note 2):

Non-GAAP Financial Measures: (dollars in thousands)	Agency	Non-agency	Total

Average amortized cost of RMBS held including Agency Interest-Only Strips, Agency Inverse Interest-Only Strips accounted for as derivatives and linked transactions	$1,752,229	$—	$1,752,229

Total interest income including interest income on Agency Interest-Only Strips, Agency Inverse Interest- Only Strips accounted for as derivatives and linked transactions(1)	$7,915	$—	$7,915

Yield on average amortized cost of RMBS including adjustments related to cost of Agency Interest-Only Strips, Agency Inverse Interest-Only Strips accounted for as derivatives and linked transactions	3.51%	—	3.51%

Total interest expense including interest income (expense), net incurred on interest rate swaps and interest expense incurred on linked transactions(2)	$1,450	$—	$1,450

Average cost of funds including interest income (expense) on Agency Interest-Only Strips, Agency Inverse Interest-Only Strips accounted for as derivatives and interest income (expense), net incurred on interest rate swaps and linked transactions	0.76%	—	0.76%

Net interest income including interest income (expense) on Agency Interest-Only Strips, Agency Inverse Interest-Only Strips accounted for as derivatives and interest income (expense), net incurred on interest rate swaps and linked transactions	$6,465	$—	$6,465

Net interest rate spread including interest income (expense) on Agency Interest-Only Strips and Agency Inverse Interest-Only Strips accounted as derivatives and interest income (expense), net incurred on interest rate swaps and linked transactions	2.75%	—	2.75%

(1) For period from May 15, 2012 (commencement of operations) through June 30, 2012 includes net amortization of premiums, accretion of discounts and amortization of basis of approximately $(1.9) million. This amount is composed of approximately $(1.8) million for Agency RMBS included in interest income and $(0.1) million of amortization of basis on Agency Interest-Only Strips and Agency Inverse Interest Only Strips accounted for as derivatives (Non-GAAP measure), not reported in interest income for GAAP (included in Loss on derivative instruments).

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

Other Income (Loss)

The following tables present the sales of our RMBS (dollars in thousands).

	For the three months ended June 30, 2013
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Agency RMBS	$317,170	$—	$(10,462)	$(10,462)
Non-Agency RMBS	67,184	4,379	—	4,379
Total	$384,354	$4,379	$(10,462)	$(6,083)

	For the six months ended June 30, 2013
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Agency RMBS (1)	$2,145,888	$8,646	$(30,867)	$(22,221)
Non-Agency RMBS	67,184	4,379	—	4,379
Total	$2,213,072	$13,025	$(30,867)	$(17,842)

(1)         Includes proceeds for Agency Interest-Only Strips, accounted for as derivatives, of approximately $8.4 million and gross realized losses of $99 thousand.

	For the period from May 15, 2012 (commencement of operations) through June 30, 2012, as Revised (See Note 2)
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Agency RMBS	$238,872	$983	$(25)	$958
Other Securities	100,854	199	—	199
Total	$339,726	$1,182	$(25)	$1,157

We sold these RMBS in order to: (i) adjust the prepayment characteristics of our portfolio; or (ii) adjust the duration of our portfolio.

With respect to our RMBS, we elected the fair value option and, as a result, we record the change in fair value related to RMBS in earnings.  The following tables present amounts related to realized gains and losses as well as changes in fair value of our RMBS portfolio and derivative instruments that are included in our statement of operations for the three and six months ended June 30, 2013 and for the period from May 15, 2012 (commencement of operations) through June 30, 2012 (dollars in thousands):

For the three months ended June 30, 2013:

Description	Realized Gain (Loss), net(1)	Contractual interest income (expense), net	Other loss on Residential mortgage -backed securities	Unrealized Gain (Loss), net	Basis Recovery	Mark-to- market adjustments	Total

RMBS and Other Securities	$(6,083)	$—	$(3,533)	$(156,286)	$—	$—	$(165,902)
Cash and cash equivalents		12					12

Derivative Instruments:
Interest rate swaps	23,881	(5,156)	—	—	—	71,202	89,927
Interest rate swaptions	1,038	—	—	—	—	20,751	21,789
Agency Interest-Only Strips and Agency Inverse Interest-Only Strips— accounted for as derivatives	—	7,032	—	—	(4,631)	3,633	6,034
Options	(925)	—	—	—	—	324	(601)
TBAs	(3,164)	—	—	—	—	(4,511)	(7,675)
Linked Transactions	3,748	30	—	—	—	131	3,909
Total	$18,495	$1,918	$(3,533)	$(156,286)	$(4,631)	$91,530	$(52,507)

(1) Contractual interest income (expense), net on derivative instruments includes interest settlement paid or received.

For the six months ended June 30, 2013:

Description	Realized Gain (Loss), net(1)	Contractual interest income (expense), net	Other loss on Residential mortgage -backed securities	Unrealized Gain (Loss), net	Basis Recovery	Mark-to- market adjustments	Total

RMBS and Other Securities	$(17,743)	$—	$(5,801)	$(211,045)	$—	$—	$(234,589)
Cash and cash equivalents		45					45

Derivative Instruments:
Interest rate swaps	42,139	(9,738)	—	—	—	73,060	105,461
Interest rate swaptions	1,038	—	—	—	—	19,245	20,283
Agency Interest-Only Strips and Agency Inverse Interest-Only Strips— accounted for as derivatives	(99)	12,975	—	—	(8,816)	1,285	5,345
Options	(925)	—	—	—	—	—	(925)
TBAs	(2,563)	—	—	—	—	(3,287)	(5,850)
Linked Transactions	3,748	46	—	—	—	711	4,505
Total	$25,595	$3,328	$(5,801)	$(211,045)	$(8,816)	$91,014	$(105,725)

(1) Contractual interest income (expense), net on derivative instruments includes interest settlement paid or received.

For the period from May 15, 2012 (commencement of operations) through June 30, 2012, as Revised (See Note 2):

Description	Realized Gain (Loss), net(1)	Contractual interest income (expense), net	Other loss on Residential mortgage -backed securities	Unrealized Gain (Loss), net	Basis Recovery	Mark-to- market adjustments	Total

RMBS and Other Securities	$1,157	$	$(87)	$2,983	$	$	$4,053

Derivative Instruments:
Interest rate swaps	4	(726)	—	—	—	(5,044)	(5,766)
Interest rate swaptions	—	—	—	—	—	—	—
Agency Interest-Only Strips and Agency Inverse Interest-Only Strips— accounted for as derivatives	—	954	—	—	(122)	(225)	607
Options	—	—	—	—	—	—	—
TBAs	—	—	—	—	—	—	—
Linked Transactions	—	—	—	—	—	—	—
Total	$1,161	$228	$(87)	$2,983	$(122)	$(5,269)	$(1,106)

(1) Contractual interest income (expense), net on derivative instruments includes interest settlement paid or received.

In order to mitigate interest rate risk resulting from our repurchase agreements, we entered into interest rate swaps with an aggregate notional amount of approximately $2.3 billion and interest rate swaptions with an aggregate notional amount of approximately $1.2 billion. While not designated as a hedge for accounting purposes, our interest rate swaps and interest rate swaptions are viewed as an economic hedge on a portion of our floating-rate borrowings. Since we do not apply hedge accounting for our interest rate swaps and interest rate swaptions, we record the change in fair value related to such agreements in earnings as unrealized gain or loss on derivative instruments.  Included in realized gain or loss on derivative instruments are the net interest rate swap payments (including accrued amounts) associated with our interest rate swaps.

Expenses

General and Administrative Expenses

We incurred general and administrative expenses of approximately $1.5 million and approximately $3.3 million for the three and six months ended June 30, 2013, respectively and approximately $584 thousand for the period from May 15, 2012 (commencement of operations) through June 30, 2012, which represents professional fees, insurance, non-cash stock based compensation and overhead costs of the Company.

Management Fee Expense

We incurred management fee expense of approximately $1.8 million and approximately $3.9 million for the three and six months ended June 30, 2013 and approximately $407 thousand for the period from May 15, 2012 (commencement of operations) through June 30, 2012, of which approximately $2.0 million was payable at June 30, 2013 to our Manager under the Management Agreement.  Pursuant to the terms of the Management Agreement, our Manager is paid a management fee equal to 1.5% per annum of our stockholders’ equity (as defined in the Management Agreement), calculated and payable (in cash) quarterly in arrears.

The management fees, expense reimbursements and the relationship between our Manager and us are discussed further in Note 10, “Related Party Transactions,” to the financial statements contained in this  quarterly report on Form 10-Q.

Dividends

The following table presents cash dividends declared and paid by us on our common stock:

Declaration Date	Record Date	Payment Date	Amount per Share	Tax Characterization

2013
April 1, 2013	April 12, 2013	April 30, 2013	$0.95	Not yet determined
June 20, 2013	July 1, 2013	July 29, 2013	$0.90	Not yet determined

2012
July 26, 2012	August 6, 2012	August 14, 2012	$0.38	Ordinary income
September 20, 2012	October 1, 2012	October 28, 2012	$0.85	Ordinary income
December 19, 2012	December 31, 2012	January 29, 2013	$1.12	Ordinary income

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

Under our repurchase agreements and derivative contracts, lenders and counterparties retain the right to determine the fair value of the collateral pledged.  A reduction in the value of the collateral pledged will require us to provide additional collateral or fund cash margin calls.  Additionally, since margins calls for our interest rate swaps and swaptions generally are inversely correlated to those of our repurchase agreements, whereby our counterparties would be required to post collateral with us.  As one would anticipate, the recent volatility in the fixed income markets and, in particular, the sell-off in Agency RMBS resulted in demands for additional collateral from our repurchase agreement counterparties.  Similarly, we received incremental collateral from our interest rate swap and swaption counterparties in the form of U.S. Treasuries.  We were able to satisfy our additional collateral requirements with unpledged securities in our portfolio, cash on hand and cash received from repurchase agreements we entered into using the U.S. Treasuries we had received as collateral.  We were not forced to sell any of our assets, nor did any of counterparties sell any of assets held by them as collateral.  In an instance of severe volatility, or where the additional stress on liquidity resulting from volatility is sustained over an extended period of time, we could be required to sell securities, possibly even at a loss to generate sufficient liquidity to satisfy collateral and margin requirements which could have a material adverse effect on our financial position, results of operations and cash flows.

As part of our risk management process, our Manager closely monitors our liquidity position. This includes the development and evaluation of various alternative processes and procedures, which continue to be updated, with regard to scenario testing for purposes of assessing our liquidity in the face of different economic and market developments.  We believe we have sufficient current liquidity and access to additional liquidity to meet financial obligations for at least the next 12 months.

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

Borrowing under Various Financing Arrangements

As of June 30, 2013, we had master repurchase agreements with 17 counterparties.  We had borrowings under repurchase agreements with 15 counterparties of approximately $4.0 billion at June 30, 2013.  The following tables present our borrowings by type of collateral pledged as of June 30, 2013, and the respective effective cost of funds (non-GAAP financial measure) for the three and six months then ended (dollars in thousands) and for the period from May 15, 2012 (commencement of operations) through June 30, 2012.  See “Non-GAAP Financial Measures” (dollars in thousands):

Collateral	Repurchase Agreement Borrowings Outstanding June 30, 2013	Fair Value of Collateral Pledged (1)	Weighted Average Interest Rate end of period	Weighted Average Cost of Funds for the three months ended June 30, 2013	Weighted Average Effective Cost of Funds for the for the three months ended June 30, 2013 (2)	Weighted Average Cost of Funds for the six months ended June 30, 2013	Weighted Average Effective Cost of Funds for the for the six months ended June 30, 2013 (2)
Agency RMBS	$3,864,990	$3,996,749	0.40%	0.42%	0.94%	0.43%	0.90%
Non-Agency RMBS	96,639	144,503	1.79	1.85	1.85	1.85	1.85
Total: Excluding Linked Transactions	$3,961,629	$4,141,252	0.44%	0.45%	0.96%	0.45%	0.91%
Agency RMBS Linked Transactions	—	—	n/a	n/a	0.38	n/a	0.38
Non-Agency RMBS Linked Transactions	3,286	4,933	1.70	n/a	1.78	n/a	1.80
Total	$3,964,915	$4,146,185	0.44%	0.45%	0.96%	0.45%	0.91%

(1)  Excludes approximately $123.2 million of cash collateral posted.

(2)  The effective cost of funds for the period presented is calculated on an annualized basis and includes interest expense for the periods and net payments on interest rate swaps of approximately $9.7 million and approximately $5.2 million and interest expense on linked transactions of approximately $105 thousand and approximately $195 thousand for the three and six months ended June 30, 2013, respectively.  While interest rate swaps are not accounted for using hedge accounting, such instruments are viewed by us as an economic hedge against increases in interest rates and are treated as hedges for purposes of satisfying the REIT tax requirements.  See “Non-GAAP Financial Measures”.

Collateral	Repurchase Agreement Borrowings Outstanding June 30, 2012	Fair Value of Collateral Pledged (1)	Weighted Average Interest Rate end of period	Weighted Average Cost of Funds for the period from May 15, 2012 (commencement of operations) through June 30, 2012	Weighted Average Effective Cost of Funds for the period from May 15, 2012 (commencement of operations) through June 30, 2012 (2)
Agency RMBS	$1,736,493	$1,819,089	0.42%	0.38%	0.76%
Total	$1,736,493	$1,819,089	0.42%	0.38%	0.76%

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

As of June 30, 2013, our transactions under repurchase agreements with 17 counterparties for RMBS, require collateral in excess of the loan amount, or haircuts, ranging from a low of 3.0% to a high of 5.5% for Agency RMBS, exclusive of IOs and IIOs for which the haircuts are as high as 30.0%, and for Non-Agency RMBS for which the haircuts range from a low of 20% to a high of 45%. Declines in the value of our portfolio can trigger margin calls by our lenders under our repurchase agreements.  Margin calls could adversely affect our liquidity. Our inability to post adequate collateral for a margin call by the counterparty could result in a condition of default under our repurchase agreements. An event of default or termination event would give some of our counterparties the option to terminate all existing repurchase transactions with us and require any amount due to the counterparties by us to be payable immediately. In which case, we may be forced to sell assets under adverse market conditions or through foreclosure which may have a material adverse consequence on our business and our results of operations.  During the three months ended June 30, 2013, we incurred a number of margin calls which we satisfied using cash on hand, including cash proceeds generated from repurchase agreements in which we pledged U.S. Treasuries received from our swap counterparties as additional collateral.  No event of default occurred.

Under the repurchase agreements and derivative contracts, the respective lenders and counterparties, subject to the terms of the individual agreements, retain the right to determine the fair value of the underlying collateral.  A reduction in the value of pledged assets requires us to provide additional collateral or fund margin calls.  In addition, certain of the repurchase agreements may be terminated by our counterparties if we do not maintain certain equity and leverage metrics.  We are compliant with these tests at June 30, 2013. RMBS held by counterparties as security for repurchase agreements totaled approximately $4.1 billion.  U.S. Treasuries held by counterparties as security for repurchase agreements totaled approximately $41.3 million.

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

Cash collateral held by counterparties at June 30, 2013 was approximately $134.4 million, which is included in Due from counterparties on our balance sheet, comprised of approximately $123.2 million held in connection with repurchase borrowings and approximately $11.2 million held by our interest rate swap counterparties. At June 30, 2013, March 31, 2013, December 31, 2012, and June 30, 2012, we held U.S. Treasury securities of approximately $94.4 million, $5.1 million, $0 and $0, respectively, as posted collateral by our swap counterparties. Of the $94.4 million held at June 30, 2013, $39.8 million was posted as collateral for borrowings under repurchase agreements, reflected as Due to counterparties on our Balance Sheet and approximately $1.5 million was posted with one of our repurchase agreement counterparties to satisfy a margin call. In addition, at June 30, 2013, March 31, 2013, December 31, 2012, and June 30, 2012, we held securities of approximately $1.5 million, $3.7 million, $2.6 million and $5.6 million, respectively, received as collateral from our repurchase agreement counterparties to satisfy margin requirements.

We had approximately $22.2 million of unsettled securities as of June 30, 2013, which would have increased our total outstanding borrowing balance at such time if the purchases had been settled with repurchase agreements at or prior to June 30, 2013.

Cash Generated from Operations

Our operating activities provided net cash of approximately $93.6 million and approximately $1.3 million for the six months ended June 30, 2013 and for the period May 15, 2012 (commencement of operations) through June 30, 2012, respectively.  The cash provided by operating activities was primarily a result of our net interest income, which is interest income less interest expense.  Our net loss for the six months ended June 30, 2013 was approximately $56.2 million and our net income for the period from May 15, 2012 (commencement of operations) through June 30, 2012 was approximately $4.3 million.  Included in our net loss for the six months ended June 30, 2013 and net income for the period from May 15, 2012 (commencement of operations) through June 30, 2012, were non-cash items that do not affect cash such as amortization of the premium and accretion of the discount on our RMBS, unrealized gain/(loss) on securities, mark-to-market adjustments on derivatives, mark-to-market adjustment on linked transactions and other losses on residential mortgage-backed securities.  Also, included in net loss for the six months ended June 30, 2013 were net realized losses on sale of securities of approximately $17.7 million and included in net income for the period from May 15, 2012 (commencement of operations) through June 30, 2012 were net realized gains on the sale of securities of approximately $1.2 million.  For the six months ended June 30, 2013, net realized losses on derivatives of approximately $2.5 million and net realized gains of approximately $3.7 million on sale of securities underlying linked transactions were also included in net loss for the period. During the same periods, net cash from operations was increased by approximately $1.6 million and decreased by approximately $5.8 million, respectively resulting from an increase and a decrease in our operating liabilities over operating assets, respectively.

Cash Provided by and Used in Investing Activities

Our investing activities provided net cash of approximately $785.8 million for the six months ended June 30, 2013 and used net cash of approximately $1.9 billion for the period from May 15, 2012 (commencement of operations) through June 30, 2012.  During these periods, we utilized cash to purchase approximately $1.7 billion and approximately $2.2 billion of RMBS, which was offset by proceeds from asset sales of approximately $2.2 billion and $237.4 million and principal payments and basis recovered of approximately $157.0 million and $8.4 million, respectively.  In addition, during the six months ended June 30, 2013 we used cash to purchase securities underlying linked transactions of approximately $76.4 million, which was offset by proceeds from asset sales of approximately $21.7 million and principal repayments on securities underlying linked transactions of approximately $1.0 million. For the six months ended June 30, 2013, we utilized cash to pay approximately $28.2 million of premiums for derivatives which was offset by receipt of premiums of approximately $3.8 million. We also received proceeds from settlement of derivatives of approximately $222.6 million for the six months ended June 30, 2013.

Other Potential Sources of Financing

We held cash of approximately $8.7 million at June 30, 2013.  Our primary sources of cash currently consist of repurchase facility borrowings, investment income and the proceeds of any future securities offerings, to the extent available in the capital market.  In the future, we expect our primary sources of liquidity to consist of payments of principal and interest we receive on our portfolio of assets, unused borrowing capacity under our financing sources and future issuances of equity and debt securities.

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

Contractual Obligations and Commitments

Our contractual obligations as of June 30, 2013 are as follows (dollars in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total

Borrowings under repurchase agreements (including linked transactions)	$3,964,915	—	—	—	$3,964,915
Due to counterparties	39,000				39,000
TBA — long positions	107,673	—	—	—	107,673
Total: Non-GAAP Basis —Including Linked Transactions	$4,111,588	—	—	—	$4,111,588
Linked Transactions	3,286	—	—	—	3,286
Total: GAAP Basis —Excluding Linked Transactions	$4,108,302	—	—	—	$4,108,302

We enter into a linked transaction when the initial transfer of a financial asset and repurchase financing are entered into contemporaneously with, or in contemplation of, one another. In this situation, we then record the initial transfer and repurchase financing on a net basis. The fair value of linked transactions reflects the value of the underlying real estate securities and linked repurchase agreement borrowings; resulting in an embedded repurchase agreement. As of June 30, 2013, we had one linked transaction resulting in approximately $3.3 million of embedded repurchase agreements with a weighted average rate of 1.70%. The weighted average contractual maturity of the repurchase agreements was 26 days.

As of June 30, 2013, we have an obligation for approximately $2.9 million in contractual interest payments related to our repurchase agreements, including linked transactions of approximately $9 thousand through the respective maturity date of each repurchase agreement.

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

In addition, under the Management Agreement, we are required to reimburse our Manager for the expenses described below. Expense reimbursements to the Manager are made in cash on a monthly basis following the end of each month. Our reimbursement obligation is not subject to any dollar limitation. Because our Manager’s personnel perform certain legal, accounting, due diligence tasks and other services that outside professionals or outside consultants otherwise would perform, our Manager is paid or reimbursed for the documented cost of performing such tasks, provided that such costs and reimbursements are in amounts which are no greater than those which would be payable to outside professionals or consultants engaged to perform such services pursuant to agreements negotiated on an arm’s-length basis.  For the six months ended June 30, 2013, our Manager did not request any such reimbursements, exclusive of certain salary or employee benefits associated with our sole employee, and certain de-minimis expenses paid by our Manager on our behalf.

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

Off-Balance Sheet Arrangements

Our linked transactions are comprised of real estate securities, associated repurchase agreements and interest receivable/payable on such accounts. The extent to which these transactions become unlinked in the future, the underlying real estate securities and the borrowings under repurchase agreements and associated interest income and expense will be presented on a gross basis on our balance sheet and statement of operations, prospectively. As of June 30, 2013, our maximum exposure to loss on linked transactions was $4.9 million.

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

Non-GAAP Financial Measures

Total Interest Income and Net Interest Income, including Interest Income on Agency Interest-Only and Agency Inverse Interest-Only Strips accounted for as derivatives and Effective Cost of Funds

Total interest income including interest income on Agency Interest-Only Strips and Agency Inverse Interest-Only Strips classified as derivatives and Effective Cost of Funds for the three and six months ended June 30, 2013 and for the period from May 15, 2012 (commencement of operations) through June 30, 2012, constitutes a non-GAAP financial measure within the meaning of Regulation G promulgated by the SEC.  We believe that the measures presented in this quarterly report on Form 10-Q, when considered together with U.S. GAAP financial measures, provide information that is useful to investors in understanding our borrowing costs and net interest income, as viewed by us.  An analysis of any non-GAAP financial measure should be made in conjunction with results presented in accordance with GAAP.

For purposes of evaluating operating results, we believe it useful to present investors with additional information pertaining to the net interest margin generated by our portfolio.  Net interest margin is gross interest, adjusted for amortization/accretion of bond premium/discount, less interest expense or financing cost.  GAAP requires that certain of our Agency IO and IIO securities be treated as derivatives and, accordingly, the interest income associated with these securities be included with Gain (loss) on derivative instruments, net in our Statement of Operations.   Similarly, GAAP requires that interest income on linked transactions be included in Gain on linked transactions, net in our Statement of Operations. Accordingly, in order to determine the gross interest income generated by our Agency IO and Agency IIO securities which are classified as derivatives and our RMBS securities which are classified as linked transactions, we calculate the interest income on these securities as if they were not derivatives or linked transactions.

The following table reconciles total interest income to interest income including interest income on Agency Interest-Only and Agency Inverse Interest-Only Strips classified as derivatives and interest income on linked transactions (non-GAAP financial measure) for the three and six months ended June 30, 2013 and for the period from May 15, 2012 (commencement of operations) through June 30, 2012:

(in thousands)	For the three months ended June 30, 2013	For the six months ended June 30, 2013	For the period from May 15, 2012 (commencement of operations) through June 30, 2012, as Revised (See Note 2)
Coupon Interest	$46,411	$97,412	$8,912
Premium accretion, discount amortization and amortization of basis, net	(13,669)	(30,920)	(1,829)
Interest Income	$37,742	$66,492	$7,083

Contractual Interest income, net of amortization basis on Agency Interest-Only and Interest Strips, classified as derivatives(1):
Coupon Interest	$7,032	$12,975	$954
Amortization of basis (Non-GAAP Financial Measure)	(4,631)	(8,816)	(122)
Contractual Interest income, net of discount amortization on Linked Transactions (2):
Coupon Interest	134	240	—
Discount amortization	428	757	—
Subtotal	2,963	5,156	832
Total interest income, including interest income on Agency Interest-Only Strips, classified as derivatives - Non-GAAP Financial Measure	$35,705	$71,648	$7,915

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

The following table reconciles the Effective Cost of Funds (non-GAAP financial measure) with interest expense for the three and six months ended June 30, 2013:

	For the three months ended June 30, 2013		For the six months ended June 30, 2013
(dollars in thousands)	Reconciliation	Cost of Funds/Effective Borrowing Costs	Reconciliation	Cost of Funds/Effective Borrowing Costs

Interest expense	$4,522	0.45%	$9,703	0.45%
Interest expense on linked transactions	105	1.47%	194	1.61%
Net interest paid - interest rate swaps	5,156	0.51%	9,738	0.46%
Effective Borrowing Costs - Non-GAAP Financial Measure	$9,783	0.96%	$19,635	0.91%
Weighted average repurchase borrowings(1)	4,068,470		4,333,054

(1)         Includes average repurchase borrowings under linked transactions.

The following table reconciles the Effective Cost of Funds (non-GAAP financial measure) with interest expense for the period from May 15, 2012 (commencement of operations) through June 30, 2012:

(dollars in thousands)	Reconciliation	Cost of Funds/Effective Borrowing Costs

Interest expense	$725	0.38%
Net interest paid - interest rate swaps	725	0.38%
Effective Borrowing Costs - Non-GAAP Financial Measure	$1,450	0.76%
Weighted average repurchase borrowings	1,508,909

Core Earnings

Our Core Earnings were approximately $22.8 million and approximately $45.4 for the three and six months ended June 30, 2013, respectively and approximately $5.5 million for the period from May 15, 2012 (commencement of operations) through June 30, 2012. Core Earnings is a non-GAAP financial measure that is used by us to approximate cash yield or income associated with our portfolio and is defined as GAAP net income (loss) as adjusted, excluding: (i) net realized gain (loss) on investments and derivative contracts; (ii) net unrealized gain (loss) on investments; (iii) loss resulting from mark-to-market adjustments on derivative contracts; (iv) other loss on RMBS; (v) non-cash stock-based compensation expense; and (vi) one-time events pursuant to changes in GAAP and certain other non-cash charges after discussions between the us, the Manager and our independent directors and after approval by a majority of the our independent directors.

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

The table below summarizes the reconciliation from Net income (loss) to Core Earnings for the three and six months ended June 30, 2013 and for the period from May 15, 2012 (commencement of operations) through June 30, 2012:

(dollars in thousands)	For the three months ended June 30, 2013	For the six months ended June 30, 2013	for the period from May 15, 2012 (commencement of operations) through June 30, 2012, as Revised
Net income (loss) — GAAP	$(27,654)	$(56,153)	$4,261
Adjustments:

RMBS and other securities:

Unrealized (gain) loss on RMBS	156,286	211,045	(2,983)
Other loss on Residential mortgage-backed securities	3,533	5,801	87
Realized (gain) loss on sale of RMBS	6,083	17,743	(1,157)

Derivative Instruments:

Realized gain on termination of interest rate swaps	(23,881)	(42,139)	(4)
Realized loss on settlement of TBAs	3,163	2,563	—
Realized loss on expiration of option derivatives	925	925	—
Realized gain on sale of swaptions	(1,038)	(1,038)	—
Realized gain on sale of securities underlying linked transactions	(3,748)	(3,748)	—
Realized loss on Agency Interest-Only Strips — accounted for as derivatives	—	99	—
Mark-to-market adjustments on interest rate swaps	(71,202)	(73,060)	5,044
Mark-to-market adjustments on interest rate swaptions	(20,751)	(19,245)	—
Mark-to-market adjustments on options	(324)	—	—
Mark-to-market adjustments on TBAs	4,511	3,287	—
Mark-to-market adjustments on linked transactions	296	46	—
Mark-to-market adjustments on derivative instruments	(3,633)	(1,284)	225

Non-cash stock-based compensation expense	251	537	54
Total adjustments	50,471	101,532	1,266
Core Earnings — Non-GAAP Financial Measure	$22,817	$45,379	$5,527

Basic Core Earnings per Share of Common Stock and Participating Securities - Non-GAAP Financial Measure	$0.94	$1.87	$0.53
Diluted Core Earnings per Share of Common Stock and Participating Securities - Non-GAAP Financial Measure	$0.94	$1.86	$0.53

Basic weighted average common shares and participating securities	24,305,631	24,256,175	10,334,824
Diluted weighted average common shares and participating securities	24,374,608	24,357,358	10,334,824

Revision of Core Earnings for the period from May 15, 2012 (commencement of operations) through June 30, 2012

As previously reported in our annual report on Form 10-K for 2012, during the process of preparing our 2012 financial statements, we discovered that the methodology that was used to accrete interest income and to amortize the cost basis of certain of the our residential mortgage backed securities, which was based on a third party vendor’s system, as well as the presentation with regard to certain items in our Statement of Cash Flows were not in accordance with GAAP. The resulting correction of these errors resulted in a reclassification of a portion of our previously reported net interest income to realized and unrealized gains and as a result this impacted our previously reported Core Earnings for the period from May 15, 2012 (commencement of operations) through June 30, 2012.  Core Earnings for the period from May 15, 2012 (commencement of operations) through June 30, 2012 increased from approximately $4.8 million or $0.47 per fully diluted share to approximately $5.5 million or $0.53 per fully diluted share.

The tables below summarize the reconciliation from Net Income to Core Earnings for the period from May 15, 2012 (commencement of operations) through June 30, 2012, as revised.

	For the period from May 15, 2012 (commencement of operations) through June 30, 2012
(dollars in thousands)	As Originally Reported	Adjustments	As Revised

Net Income — GAAP	$4,261	$—	$4,261
Adjustments:

RMBS and other securities:

Unrealized gain on RMBS	(3,925)	942	(2,983)
Other loss on Residential mortgage-backed securities	605	(518)	87
Realized gain on sale of RMBS	(1,120)	(37)	(1,157)

Derivative Instruments:

Realized loss on termination of interest rate swaps	—	(4)	(4)
Mark-to- market adjustments on interest rate swaps	4,968	76	5,044
Mark-to- market adjustments on interest rate swaptions	—	—	—
Mark-to- market adjustments on TBAs	—	—	—
Mark-to-market adjustments on derivative instruments	—	347	347
Basis amortization of Agency Interest-Only Strips — accounted for as derivatives	—	(122)	(122)
Realized loss on Agency Interest-Only Strips — accounted for as derivatives	—	—	—

Non-cash stock-based compensation expense	54	—	54
Total adjustments	582	684	1,266
Core Earnings — Non-GAAP Financial Measure	$4,843	$684	$5,527

Basic Core Earnings per Share of Common Stock and Participating Securities - Non-GAAP Financial Measure	$0.47	$0.06	$0.53
Diluted Core Earnings per Share of Common Stock and Participating Securities - Non-GAAP Financial Measure	$0.47	$0.06	$0.53

Basic weighted average common shares and participating securities	10,334,824	10,334,824	10,334,824
Diluted weighted average common shares and participating securities	10,334,824	10,334,824	10,334,824

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

As of June 30, 2013, each of the 15 counterparties that we had outstanding repurchase agreement borrowings withheld collateral which we posted as security for such borrowings in excess of 5% of our Stockholders’ equity.  Prior to entering into a repurchase agreement with any particular institution, our Manager does a thorough review of such potential counterparty.  Such review, however, does not assure the creditworthiness of such counterparty nor that the financial wherewithal of the counterparty will not deteriorate in the future.

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

The sensitivity analysis table presented below shows the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments, including interest rate swaps, Agency Interest-Only Strips, Agency Inverse Interest-Only Strips, and net interest income at June 30, 2013, assuming a static portfolio of assets. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our Manager’s expectations. The analysis presented utilizes our Manager’s assumptions, models and estimates, which are based on our Manager’s judgment and experience.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+1.00%	(16.00)%	(0.12)%
+0.50%	(7.50)%	(0.12)%
-0.50%	(2.71)%	0.03%
-1.00%	NA (1)	NA (1)

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

Certain assumptions have been made in connection with the calculation of the information set forth in the table above and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes.  The base interest rate scenario assumes interest rates at June 30, 2013.  The analysis presented utilizes assumptions and estimates based on our Manager’s judgment and experience.  Furthermore, while we generally expect to retain such assets and the associated interest rate risk, future purchases and sales of assets could materially change our interest rate risk profile.

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

In an instance of severe volatility, or where the additional stress on liquidity resulting from volatility is sustained over an extended period of time, we could be required to sell securities, possibly even at a loss to generate sufficient liquidity to satisfy collateral and margin requirements which could have a material adverse effect on our financial position, results of operations and cash flows.

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

ITEM 4.        Controls and Procedures.

(a)                                         Evaluation of Disclosure Controls and Procedures

A review and evaluation was performed by the Company’s management, including the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2013, the end date of the period covered by this quarterly report on Form 10-Q, as well as March 31, 2013.  A control system, no matter how well designed and operated can provide only reasonable, not absolute assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

As described below, management has identified a material weakness in the Company’s internal control over financial reporting and accordingly has concluded that the Company’s disclosure controls and procedures were not effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Exchange Act and the rules and regulations promulgated thereunder.  Internal control over financial reporting is an integral component of the Company’s disclosure controls and procedures.  Solely as a result of this material weakness described below, the Company’s management, including the CEO and CFO have concluded that the Company’s disclosure controls and procedures were not effective as of March 31. 2013 or June 30, 2013.

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

The Company has implemented procedures in the first quarter of 2013 to remediate the material weakness which include confirming on no less than a quarterly basis: (i) the accuracy of prepayments speeds provided by the Company and utilized by its third party vendor; (ii) the implementation, application and methodology used by its third party vendor for purposes of calculating interest income accretion or amortization of the cost basis for each category of RMBS in the investment portfolio of the Company; (iii) that the aforementioned calculations have been done appropriately by recalculating the applicable interest income accretion or amortization of cost basis for a sample of each category of RMBS; and (iv) review portfolio reports provided by its third party vendor in order to identify exceptions and inconsistencies.  The Company believes that the new procedures, will remediate the material weakness described above, subject to the successful implementation and testing of the operating effectiveness of the implemented controls.  However, the Company cannot provide any assurance that these remediation efforts will be successful or that its internal control over financial reporting will be effective as a result of these efforts.

PART II — OTHER INFORMATION

ITEM 1.  Legal Proceedings

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business.  As of June 30, 2013, the Company was not involved in any legal proceedings.

ITEM 1A.  Risk Factors

Other than the risk factor set forth below, there were no material changes during the period covered by this report to the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on April 9, 2013. Additional risks not presently known, or that we currently deem immaterial, also may have a material adverse effect on our business, financial condition and results of operation.

If a counterparty to our repurchase transactions defaults on its obligation to resell the underlying security back to us at the end of the transaction term, or if the value of the underlying security has declined as of the end of that term, or if we default on our obligations under the repurchase agreement, we will lose money on our repurchase transactions.

When we engage in repurchase transactions, we generally sell securities to lenders (repurchase agreement counterparties) and receive cash from these lenders. The lenders are obligated to resell the same securities back to us at the end of the term of the transaction. Because the cash we receive from the lender when we initially sell the securities to the lender will be less than the value of those securities (this difference is the haircut), if the lender defaults on its obligation to resell the same securities back to us we may incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities). We would also lose money on a repurchase transaction if the value of the underlying securities has declined as of the end of the transaction term, as we would have to repurchase the securities for their initial value but would receive securities worth less than that amount. Further, if we default on one of our obligations under a repurchase transaction, the lender can terminate the transaction and cease entering into any other repurchase transactions with us. Our repurchase agreements contain cross-default provisions, such that if a default occurs under an agreement with any specific lender, that lender could also declare a default under other repurchase agreements or other financing or derivative contracts, if any, with such lender. Further, each of the counterparties to our repurchase agreements hold collateral valued in excess of 5% of our stockholders’ equity as security for our obligations under the applicable repurchase agreements. Any losses we incur on our repurchase transactions could adversely affect our earnings and thus our cash available for distribution to our stockholders.

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

10.1*

Form of Unit Purchase Agreement between Western Asset Mortgage Capital Corporation and certain institutional accredited investors, incorporated by reference to Exhibit 10.1 to Amendment No. 9 Form S-11 (Registration Statement No. 333-159962), filed April 30, 2012.

10.2*	Form of Warrant, incorporated by reference to Exhibit 10.2 to Amendment No. 9 Form S-11 (Registration Statement No. 333-159962), filed April 30, 2012.

10.3*

Management Agreement, dated May 9, 2012, between Western Asset Mortgage Capital Corporation and Western Asset Management Company, incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q, filed August 14, 2012.

10.4*

Registration Rights Agreement, dated May 15, 2012, among Western Asset Mortgage Capital Corporation, Western Asset Management Company and certain individual holders named therein, incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q, filed August 14, 2012.

10.5*	Western Asset Mortgage Capital Corporation Equity Plan, incorporated by reference to Exhibit 10.5 to Amendment No. 9 Form S-11 (Registration Statement No. 333-159962), filed April 30, 2012.

10.6*	Western Asset Mortgage Capital Corporation Manager Equity Plan, incorporated by reference to Exhibit 10.6 to Amendment No. 9 Form S-11 (Registration Statement No. 333-159962), filed April 30, 2012.

10.7*

Form of Indemnification Agreement between Western Asset Mortgage Capital Corporation and a director, incorporated by reference to Exhibit 10.7 to Amendment No. 9 Form S-11 (Registration Statement No. 333-159962), filed April 30, 2012.

10.8*	Restricted Stock Award Agreement, dated May 15, 2012, for Western Asset Management Company, incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q, filed August 14, 2012.

10.9*	Form of Restricted Stock Award Agreement for independent directors, incorporated by reference to Exhibit 10.2 to the Form S-8 dated May 15, 2012 (File No. 1-35543).

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

August 13, 2013

	By:	/s/ GAVIN L. JAMES

Gavin L. James
President, Chief Executive Officer and Director

	By:	/s/ STEVEN M. SHERWYN

Steven M. Sherwyn
Chief Financial Officer and Treasurer