Form 10-Q/A
period 2013-03-31
Western Asset Mortgage Capital Corp
filed 2013-09-13
CIK 1465885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Western Asset Mortgage Capital Corporation (the “Company”) filed its Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 on May 15, 2013 (the “Original Form 10-Q”) and is filing this Amendment No. 1 to the Original Form 10-Q (this “Form 10-Q/A”) to restate Item 4. “Controls and Procedures.” This Form 10-Q/A corrects an inadvertent typographical error in Item 4 by including the Company’s management’s conclusion as to the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2013.

In connection with the filing of this Form 10-Q/A and pursuant to Rules 13a-14(a) or 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, we are including with this Form 10-Q/A certain currently dated certifications.

Except as necessary to provide the disclosure noted above, no other modifications or updates have been made to the Original Form 10-Q and this Form 10-Q/A does not describe events occurring after the Original Form 10-Q (including with respect to exhibits) or modify or update disclosures (including forward-looking statements) which may have been affected by events or changes in facts occurring after the date of the Original Form 10-Q. Information not affected by the Item described above, including among other items, the Company’s reported financial statements and management discussion and analysis of financial condition, remains unchanged and reflects the disclosures made at the time of, and as of the dates described in, the Original Form 10-Q. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings made with the United States Securities and Exchange Commission (the “SEC”) subsequent to the filing of the Original Form 10-Q, as information in such filings may update or supersede certain information contained in this Form 10-Q/A.

i

ITEM 4.   Controls and Procedures.

(a)                                 Evaluation of Disclosure Controls and Procedures

A review and evaluation was performed by the Company’s management, including the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2013, the end date of the period covered by this quarterly report on Form 10-Q.  A control system, no matter how well designed and operated can provide only reasonable, not absolute assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

As described below, management has identified a material weakness in the Company’s internal control over financial reporting and accordingly has concluded that the Company’s disclosure controls and procedures were not effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Exchange Act and the rules and regulations promulgated thereunder.  Internal control over financial reporting is an integral component of the Company’s disclosure controls and procedures.  Solely as a result of this material weakness described below, the Company’s management, including the CEO and CFO have concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2013.

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

*Fully or partly previously filed.

**These interactive data files were previously furnished and not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, and are not deemed filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to its quarterly report on Form 10-Q for the quarter ended March 31, 2013 to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN ASSET MORTGAGE CAPITAL CORPORATION

September 13, 2013

	By:	/s/ GAVIN L. JAMES

Gavin L. James
President, Chief Executive Officer and Director

	By:	/s/ STEVEN M. SHERWYN

Steven M. Sherwyn
Chief Financial Officer and Treasurer