Form 10-Q
period 2013-09-30
Western Asset Mortgage Capital Corp
filed 2013-11-14
CIK 1465885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

☐         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from         to

Commission File Number:  001-35543

Western Asset Mortgage Capital Corporation

(Exact name of Registrant as specified in its charter)

Delaware	27-0298092
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Number)

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

As of November 14, 2013, there were 24,304,503 shares, par value $0.01, of the registrant’s common stock issued and outstanding.

Western Asset Mortgage Capital Corporation

Balance Sheets (Unaudited)

(in thousands—except share and per share data)

	September 30, 2013	December 31, 2012
Assets:
Cash and cash equivalents	$39,369	$56,292
Mortgage-backed securities, at fair value ($3,495,183 and $5,043,824 pledged as collateral, at fair value, respectively)	3,562,352	5,212,581
Investment related receivables ($139,126 and $0 pledged as collateral, at fair value, respectively)	147,540	—
Accrued interest receivable	13,389	17,361
Due from counterparties	44,116	54,142
Derivative assets, at fair value	61,831	24,344
Other assets	534	244
Total Assets	$3,869,131	$5,364,964

Liabilities and Stockholders’ Equity:
Liabilities:
Borrowings under repurchase agreements	$3,308,870	$4,794,730
Accrued interest payable	7,121	6,561
Investment related payables	48,512	—
Due to counterparties	61,598	—
Derivative liabilities, at fair value	9,102	4,771
Cash overdraft payable	—	5,666
Accounts payable and accrued expenses	1,476	988
Underwriting and offering costs payable	8	75
Payable to related party	2,032	1,924
Dividends payable	21,883	27,041
Total Liabilities	3,460,602	4,841,756

Commitments and contingencies

Stockholders’ Equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, 24,304,503 and 24,143,944 shares issued and outstanding, respectively	243	241
Preferred stock, $0.01 par value, 100,000,000 shares authorized and no shares outstanding	—	—
Additional paid-in capital	506,229	505,454
Retained earnings (accumulated deficit)	(97,943)	17,513
Total Stockholders’ Equity	408,529	523,208
Total Liabilities and Stockholders’ Equity	$3,869,131	$5,364,964

See notes to unaudited financial statements.

Western Asset Mortgage Capital Corporation

Statement of Operations (Unaudited)

(in thousands—except share and per share data)

	For the three months ended September 30, 2013	For the three months ended September 30, 2012 as Revised (See Note 2)	For the nine months ended September 30, 2013	For the period from May 15, 2012 (commencement of operations) through September 30, 2012, as Revised (See Note 2)

Net Interest Income:
Interest income	$30,654	$12,987	$97,146	$20,070
Interest expense	4,273	1,935	13,976	2,660
Net Interest Income	26,381	11,052	83,170	17,410

Other Income (Loss):
Interest income on cash balances and other income	11	2	56	2
Realized gain (loss) on sale of Mortgage-backed securities and other securities, net	(46,142)	6,635	(63,885)	7,792
Other loss on Mortgage-backed securities	(2,363)	(1,352)	(8,164)	(1,439)
Unrealized gain (loss) on Mortgage-backed securities and other securities, net	37,528	26,225	(173,517)	29,208
Gain (loss) on linked transactions, net	(547)	—	3,958	—
Gain (loss) on derivative instruments, net	(3,809)	(12,245)	120,505	(17,404)
Other Income (Loss), net	(15,322)	19,265	(121,047)	18,159

Operating Expenses:
General and administrative (includes $287, $157, $824 and $211 non-cash stock based compensation, respectively)	1,484	1,321	4,762	1,905
Management fee — related party	2,032	802	5,971	1,209
Total Operating Expenses	3,516	2,123	10,733	3,114

Net income (loss) to Common Stock and participating securities	$7,543	$28,194	$(48,610)	$32,455

Net income (loss) per Common Share — Basic	$0.31	$2.73	$(2.04)	$3.14
Net income (loss) per Common Share — Diluted	$0.31	$2.72	$(2.04)	$3.14
Dividends Declared per Share of Common Stock	$0.90	$0.85	$2.75	$1.23

See notes to unaudited financial statements.

Western Asset Mortgage Capital Corporation

Statement of Changes in Stockholders’ Equity (Unaudited)

(in thousands—except shares and share data)

	Common Stock		Additional Paid-	Retained Earnings (Accumulated
	Shares	Par	In Capital	Deficit)	Total
Balance at December 31, 2012	24,143,944	$241	$505,454	$17,513	$523,208
Grants of restricted stock	160,559	2	(2)	—	—
Vesting of restricted stock	—	—	777	—	777
Net income (loss)	—	—	—	(48,610)	(48,610)
Dividends on common stock	—	—	—	(66,846)	(66,846)
Balance at September 30, 2013	24,304,503	$243	$506,229	$(97,943)	$408,529

See notes to unaudited financial statements.

Western Asset Mortgage Capital Corporation

Statement of Cash Flows (Unaudited)

(in thousands)

	For the nine months ended September 30, 2013	For the period from May 15, 2012 (commencement of operations) through September 30, 2012, as Revised (See Note 2)
Cash flows from operating activities:
Net income (loss)	$(48,610)	$32,455
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Premium amortization and (discount accretion), net	19,061	6,230
Restricted stock amortization expense	824	211
Unrealized loss (gain) on Mortgage-backed securities and other securities, net	173,517	(29,208)
Mark-to-market adjustments on linked transactions	(846)	—
Mark-to-market adjustments on derivative instruments	(42,884)	16,616
Other loss on Mortgage-backed securities	8,164	1,439
Realized loss (gain) on sale of Mortgage-backed securities and other securities, net	63,885	(7,792)
Realized loss on sale of Interest-Only Strips accounted for as derivatives, net	99	—
Realized loss on TBAs, net	1,547	—
Realized gain on sale of swaptions, net	(23,671)	—
Realized loss on expiration of option derivatives, net	925	—
Realized gain on linked transaction, net	(3,049)	—
Changes in operating assets and liabilities:
Decrease (increase) in accrued interest receivable	3,972	(9,330)
Increase in other assets	(290)	(405)
Increase in accrued interest payable	560	4,033
Increase in accounts payable and accrued expenses	441	845
Increase in payable to related party	108	810
Net cash provided by operating activities	153,753	15,904

Cash flows from investing activities:
Purchase of Mortgage-backed securities and other securities	(1,833,371)	(2,956,569)
Purchase of securities underlying linked transactions	(96,023)	—
Proceeds from sale of Mortgage-backed securities and other securities	2,748,309	814,448
Proceeds from sale of securities underlying linked transactions	21,735	—
Principal payments and basis recovered on Mortgage-backed securities	236,226	40,786
Principal payments on securities underlying linked transactions	1,138	—
Payment of premium for option derivatives	(4,675)	—
Premium received from option derivatives	3,750	—
Proceeds from gross settlement of TBAs	208,313	—
Net settlements of TBAs	(1,043)	—
Proceeds from sale of interest rate swaptions	60,482	—
Payment of premium for interest rate swaptions	(23,544)	(1,230)
Net cash provided by (used in) investing activities	1,321,297	(2,102,565)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	160,000
Proceeds from private placements of units and common stock (concurrent with initial public offering)	—	45,557
Redemption of common stock	—	(1)
Payment of offering costs	(67)	(1,278)
Proceeds from repurchase agreement borrowings	25,528,226	7,393,018
Proceeds from repurchase agreements underlying linked transactions	103,902	—
Repayments of repurchase agreement borrowings	(27,014,086)	(5,469,501)
Repayments of repurchase agreements underlying linked transactions	(103,902)	—
Repayment of cash overdraft	(5,666)	—
Due from counterparties	10,026	(24,780)
Due to counterparties	61,598	7,035
Dividends on common stock	(72,004)	(3,931)
Net cash provided by (used in) financing activities	(1,491,973)	2,106,119

Net increase (decrease) in cash and cash equivalents	(16,923)	19,458
Cash and cash equivalents beginning of period	56,292	1
Cash and cash equivalents end of period	$39,369	$19,459

Supplemental disclosure of operating cash flow information:
Interest paid	$15,607	$1,923
Supplemental disclosure of non-cash financing/investing activities:
Underwriting and offering costs payable	$—	$5,323
Mortgage-backed securities sold, not settled	$147,540	$182,741
Mortgage-backed securities purchased, not settled	$(48,512)	$(2,669,070)
Mortgage-backed securities used to settle TBAs	$208,817	$—
Mortgage-backed securities recorded upon unlinking of linked transactions	$(77,046)	$—
Stock subscription receivable	$—	$306,360
Dividends and distributions declared, not paid	$21,883	$8,792

See notes to unaudited financial statements.

Western Asset Mortgage Capital Corporation

Notes to Financial Statements (Unaudited)

(in thousands - except share and per share data)

The following defines certain of the commonly used terms in these Notes to Financial Statements: “Agency” or “Agencies” refer to a federally chartered corporation, such as the Federal National Mortgage Association (“Fannie Mae” or “FNMA”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac” or “FHLMC”), or an agency of the U.S. Government, such as the Government National Mortgage Association (“Ginnie Mae” or “GNMA”); references to “MBS” refer to mortgage-backed securities, including residential mortgage-backed securities or “RMBS”, commercial mortgage-backed securities or “CMBS”, and “Interest-Only Strips” (as defined herein); “Agency MBS” refer to RMBS, CMBS and Interest-Only Strips issued or guaranteed by the Agencies while “Non-Agency MBS” refer to RMBS, CMBS and Interest-Only Strips that are not issued or guaranteed by the Agencies; references to “ARMs” refers to adjustable rate mortgages; and references to “Interest-Only Strips” refer to interest-only (“IO”) and inverse interest-only (“IIO”) securities issued as part of or collateralized with MBS.

Note 1 — Organization

Western Asset Mortgage Capital Corporation (is referred to throughout this report as the “Company”) is a real estate finance company that primarily invests in residential mortgage assets in the United States. Although the Company’s core investment strategy is primarily focused on Agency RMBS, the Company has supplemented its portfolio with Non-Agency RMBS, Agency and Non-Agency CMBS and, under current market conditions, expects to increase its investment in Non-Agency RMBS and Agency and Non-Agency CMBS in the future.  In addition, the Company may opportunistically invest in asset-backed securities (“ABS”) as well.

The Company is externally managed by Western Asset Management Company (“WAM”, or the “Manager”), an investment advisor registered with the Securities and Exchange Commission (“SEC”). WAM is a wholly-owned subsidiary of Legg Mason, Inc.  The Company operates and has elected to be taxed as a real estate investment trust or “REIT” commencing with its taxable year ended December 31, 2012.

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

Note 2 — Revision of Previously Issued Financial Statements for Errors Affecting Certain Items Presented in the Statements of Operations and Statements of Cash Flows

As previously reported in the Company’s annual report on Form 10-K for 2012, during the process of preparing the Company’s 2012 financial statements, the Company discovered that the methodology that was used to accrete interest income and to amortize the cost basis of certain of the Company’s residential mortgage backed securities, which was based on a third party vendor’s system, as well as the presentation with regard to certain items in its Statement of Cash Flows were not in accordance with GAAP. The Company has evaluated the impact of these errors and has concluded that individually and in the aggregate, these errors were not material to any previously issued financial statements. However, the Company elected to revise the Statements of Operations for the three months ended September 30, 2012 and for the period from May 15, 2012 (commencement of operations) through September 30, 2012, and the Statements of Cash Flows for the period from May 15, 2012 (commencement of operations) through September 30, 2012 in this quarterly financial statements on Form 10-Q to correct these errors. The corrections resulted in a reclassification of a portion of the Company’s previously reported net interest income to realized and unrealized gains, and certain amounts previously reflected in operating cash flows to investing cash flows (as indicated in the tables below). These revisions had no effect on net income, shareholders’ equity, net change in cash, or total assets, of the Company reported for this period.

Statements of Operations for the three months ended September 30, 2012 and for the period from May 15, 2012 (commencement of operations) through September 30, 2012:

	Three months ended September 30, 2012			Period from May 15, 2012 (commencement of operations) through September 30, 2012
Amounts in thousands, except share and per share amounts	As Originally Reported	Adjustments	Revised	As Originally Reported	Adjustments	Revised
Net interest income:
Interest income	$14,688	$(1,701)	$12,987	$21,538	$(1,468)	$20,070
Interest expense	1,935	—	1,935	2,660	—	2,660
Net interest income	12,753	(1,701)	11,052	18,878	(1,468)	17,410

Other Income (loss):
Interest income on cash balances	2	—	2	2	—	2
Realized gain on sale of Mortgage-backed securities, net	6,454	181	6,635	7,574	218	7,792
Other loss on Mortgage-backed securities	(5,545)	4,193	(1,352)	(6,150)	4,711	(1,439)
Unrealized gain on Mortgage-backed securities, net	28,329	(2,104)	26,225	32,254	(3,046)	29,208
Loss on derivative instruments, net	(11,676)	(569)	(12,245)	(16,989)	(415)	(17,404)
Other Income, net	17,564	1,701	19,265	16,691	1,468	18,159

Operating Expenses:
General and administrative	1,321	—	1,321	1,905	—	1,905
Management fee - related party	802	—	802	1,209	—	1,209
Total Operating Expenses	2,123	—	2,123	3,114	—	3,114

Net income available to Common Stock and Participating Securities	$28,194	$—	$28,194	$32,455	$—	$32,455
Earnings per share
Net income attributable to common and participating shareholders (basic)	$2.73	$—	$2.73	$3.14	$—	$3.14

Net income attributable to shareholders (diluted)	$2.72	$—	$2.72	$3.14	$—	$3.14

Statement of Cash Flows (summarized) for the periods from May 15, 2012 (commencement of operations) through September 30, 2012:

	Period from May 15, 2012 (commencement of operations) through September 30, 2012
Amounts in thousands	As Originally Reported	Adjustments	Revised

Statement of Cash Flows (effect on individual line items)
Net income	$32,455	$—	$32,455
Adjustments to reconcile net income to net cash provided by operating activities:
Premium amortization and (discount accretion), net	9,054	(2,824)	6,230
Unrealized (gain) loss on Mortgage-backed securities and other securities, net	(32,254)	3,046	(29,208)
Mark-to-market adjustments on derivative instruments	17,076	(460)	16,616
Other loss on Mortgage-backed securities	6,150	(4,711)	1,439
Realized (gain) loss on sale of Mortgage-backed securities and other securities, net	(7,574)	(218)	(7,792)
All other Items	(3,836)	—	(3,836)
Net cash provided by operating activities	21,071	(5,167)	15,904

Cash flows from investing activities:
Principal payments and basis recovered on Mortgage-backed securities and other securities	35,619	5,167	40,786
All other items	(2,143,351)	—	(2,143,351)
Net cash used in investing activities	(2,107,732)	5,167	(2,102,565)
Cash flows from financing activities:
All items	2,106,119	—	2,106,119
Net cash provided by financing activities	2,106,119	—	2,106,119

Net increase in cash and cash equivalents	19,458	—	19,458
Cash and cash equivalents beginning of period	1	—	1
Cash and cash equivalents end of period	$19,459	$—	$19,459

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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary have been made to present fairly the Company’s financial position, results of operations and cash flows.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with Article 10 of Regulation S-X and the instructions to Form 10-Q.  These financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission (“SEC”) on April 9, 2013.  The results of operations for the period ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year or any future period.

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

Classification of mortgage-backed securities and valuations of financial instruments

Mortgage-backed and US Treasury securities - Fair value election

The Company has elected the fair value option for all of its MBS and US Treasury securities at the date of purchase, which permits the Company to measure these securities at fair value with the change in fair value included as a component of earnings. In the Manager’s view, this election more appropriately reflects the results of the Company’s operations for a particular reporting period, as financial asset fair value changes are presented in a manner consistent with the presentation and timing of the fair value changes of economic hedging instruments.

Balance Sheet Presentation

The Company’s mortgage-backed securities purchases and sales are recorded on the trade date, which results in an investment related payable (receivable) for MBS purchased (sold) for which settlement has not taken place as of the balance sheet date. The Company’s MBS are pledged as collateral against borrowings under repurchase agreements.  Other than MBS which are accounted for as linked transactions, described below, the Company’s MBS are included in Mortgage-backed securities at fair value and Investment related receivables on the Balance Sheets, with the fair value of such MBS pledged disclosed parenthetically.

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

The level in the fair value hierarchy within which a fair value measurement in its entirety falls is based on the lowest level input that is significant to the fair value measurement in its entirety.  Transfers between levels are determined by the Company at the end of the reporting period.

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

Valuation techniques for MBS may be based upon models that consider the estimated cash flows of the security. When applicable, the primary inputs to the model include yields for Agency To-Be-Announced securities (also known as “TBAs”), Agency MBS, the U.S. Treasury market and floating rate indices such as the London interbank offered rate or LIBOR, the Constant Maturity Treasury rate and the prime rate as a benchmark yield. In addition, the model may incorporate the current weighted average maturity and additional pool level information such as prepayment speeds, default frequencies and default severities, if applicable. To the extent, such inputs are observable and timely, the values are categorized in Level II of the fair value hierarchy; otherwise, unless alternative pricing information as described above is available, they would be categorized as Level III.

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

The Company determines the fair value of derivative financial instruments by obtaining quotes from a third party pricing service, whose pricing is subject to review by the Manager’s pricing committee. In valuing its interest rate derivatives, such as swaps and swaptions, the Company considers the creditworthiness of both the Company and its counterparties, along with collateral provisions contained in each derivative agreement, from the perspective of both the Company and its counterparties. All of the Company’s interest rate swaps are either cleared through a central clearinghouse and subject to the clearinghouse margin requirements or subject to bilateral collateral arrangements. The Company also has netting arrangements in place with all derivative counterparties.  No credit valuation adjustment was made in determining the fair value of interest rate derivatives.

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

Fair value under GAAP represents an exit price in the normal course of business, not a forced liquidation price. If the Company is forced to sell assets in a short period to meet liquidity needs, the prices it receives can be substantially less than their recorded fair values. Furthermore, the analysis of whether it is more likely than not that the Company will not be required to sell securities in an unrealized loss position before recovery of its amortized cost basis, the amount of such expected required sales, and the projected identification of which securities will be sold is also subject to significant judgment, particularly in times of market illiquidity.

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

Interest income recognition and Impairment

Agency MBS and Non-Agency MBS, excluding Interest-Only Strips, rated AA and higher at the time of purchase

Interest income on mortgage-backed securities is accrued based on the respective outstanding principal balances and corresponding contractual terms. Premiums and discounts associated with Agency MBS and Non-Agency MBS, excluding Interest-Only Strips, rated AA and higher at the time of purchase, are amortized into interest income over the estimated life of such securities using the effective yield method. Adjustments to premium and discount amortization are made for actual prepayment activity.  The Company estimates prepayments at least quarterly for its securities and as a result, if prepayments increase (or are expected to increase), the Company will accelerate the rate of amortization on premiums or discounts and make a retrospective adjustment to historical amortization.  Alternatively, if prepayments decrease (or are expected to decrease) the Company will reduce the rate of amortization on the premiums or discounts and make a retrospective adjustment to historical amortization.

The Company assesses its Agency MBS and its Non-Agency MBS, excluding Interest-Only Strips, rated AA and higher at the time of purchase for other-than-temporary impairment on at least a quarterly basis. When the fair value of an investment is less than its amortized cost at the balance sheet date of the reporting period for which impairment is assessed, the impairment is designated as either “temporary” or “other-than-temporary.” In deciding on whether or not a security is other than temporarily impaired, the Company considers several factors, including the nature of the investment, communications (if any) from the trustees of securitizations regarding the credit quality of the security, the severity and duration of the impairment, the cause of the impairment, and the Company’s intent not to sell the security and that it is more likely than not that Company will not be required to sell the  security until recovery of its amortized cost basis.  An other-than-temporary impairment is deemed to have occurred when there is an adverse change in the expected cash flows (principal or interest) to be received and the fair value of the security is less than its carrying amount. In determining whether an adverse change in cash flows occurred, the present value of the remaining cash flows, as estimated at the initial transaction date (or the last date previously revised), is compared to the present value of the expected cash flows at the current reporting date.  The estimated cash flows reflect those a “market participant” would use and are discounted at a rate equal to the current yield used to accrete interest income. These adjustments are reflected in the Company’s Statement of Operations as Other loss on Mortgage-backed securities.

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

Non-Agency MBS that are rated below AA at the time of purchase and Interest-Only Strips that are not classified as derivatives

Interest income on Non-Agency MBS that are rated below AA at the time of purchase and Interest-Only Strips that are not classified as derivatives are recognized based on the effective yield method.  The effective yield on these securities is based on the projected cash flows from each security, which is estimated based on the Company’s observation of the then current information and events and will include assumptions related to interest rates, prepayment rates and the timing and amount of credit losses.  On at least a quarterly basis, the Company reviews and, if appropriate, makes adjustments to its cash flow projections based on input and analysis received from external sources, internal models, and its judgment about interest rates, prepayment rates, the timing and amount of credit losses (if applicable), and other factors. Changes in cash flows from those originally projected, or from those estimated at the last evaluation, may result in a prospective change in the yield/interest income recognized on such securities. Actual maturities of the securities are affected by the contractual lives of the associated mortgage collateral, periodic payments of scheduled principal, and prepayments of principal. Therefore, actual maturities of the securities will generally be shorter than stated contractual maturities.

Based on the projected cash flow of the Non-Agency MBS purchased at a discount to par value, the Company may designate a portion of such purchase discount as credit protection against future credit losses and, therefore, not accrete such amount into interest income.  The amount designated as credit discount may be adjusted over time, based on the actual performance of the security, its underlying collateral, actual and projected cash flow from such collateral, economic conditions and other factors.  If the performance of a security with a credit discount is more favorable than forecasted, a portion of the amount designated as credit discount may be accreted into interest income prospectively.

In addition, an other-than-temporary impairment is deemed to have occurred when there is an adverse change in the expected cash flows (principal or interest) to be received and the fair value of the security is less than its carrying amount. In determining whether an adverse change in cash flows occurred, the present value of the remaining cash flows, as estimated at the initial transaction date (or the last date previously revised), is compared to the present value of the expected cash flows at the current reporting date.  The estimated cash flows reflect those a “market participant” would use and are discounted at a rate equal to the current yield used to accrete interest income. These adjustments are reflected in the Company’s Statement of Operations as Other loss on Mortgage-backed securities.

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

Certain of the Company’s MBS that are in an unrealized loss position at September 30, 2013 are not considered other than temporarily impaired because the Company has no intent to sell these investments, it is more likely than not that the Company will not be required to sell the investment before recovery of its amortized cost basis and the Company is not required to sell the security for regulatory or other reasons.

Sales of securities

Sales of securities are driven by the Company’s portfolio management process. The Company seeks to mitigate risks including those associated with prepayments and will opportunistically rotate the portfolio into securities the Company’s Manager believe have more favorable attributes. Strategies may also be employed to manage net capital gains, which need to be distributed for tax purposes. Realized gains or losses on sales of securities, including Agency Interest-Only Strips not characterized as derivatives, are included in the net Realized gain (loss) on sale of Mortgage-backed securities and other securities, net line item on the Statement of Operations, and are recorded at the time of disposition.  Realized gains or losses on sales of securities which are part of a linked transaction are included in Gain (loss) on linked transactions, net while realized gains losses on Interest-Only Strips which are characterized as derivatives are included in Gain (loss) on derivative instruments, net line item in the Statement of Operations. The cost of positions sold is calculated using the specific identification method.

Securities in an unrealized loss position at the end of each reporting are evaluated by the Company’s Manager to determine whether the Company has the intent to sell such securities.  To the extent the Company has no intent to sell such investments and it is more likely than not that the Company will not be required to sell the investment before recovery of its amortized cost basis, such unrealized loss is included in Unrealized gain (loss) on Mortgage-backed securities and other securities, net in the Statement of Operations.  Otherwise, the Company is deemed to have the intent to sell such securities, the unrealized loss is characterized as a realized loss and included in Other loss on Mortgage-backed securities on the Statement of Operations.

Due from counterparties/Due to counterparties

Due from counterparties represents cash posted with its counterparties as collateral for the Company’s interest rate swaps and repurchase agreements. Due to counterparties represents cash posted with the Company by its counterparties as collateral under the Company’s interest rate swaps, interest rate swaptions and repurchase agreements. In addition, as provided below, Due to counterparties may include non-cash collateral in which the Company has the obligation to return the collateral upon the Company either selling or pledging the non-cash collateral. To the extent the Company receives collateral other than cash from its counterparties such assets are not included in the Company’s Balance Sheet.  Notwithstanding the foregoing, if the Company either rehypothecates such assets or pledges the assets as collateral pursuant to a repurchase agreement, the cash received and the corresponding liability is reflected on the Balance Sheet.

Derivatives and hedging activities

Subject to maintaining its qualification as a REIT for U.S. federal income tax purposes, the Company utilizes derivative financial instruments, including interest rate swaps, swaptions, TBAs and Agency and Non-Agency Interest-Only Strips to hedge the interest rate risk associated with its portfolio and related borrowings. Derivatives are used for hedging purposes rather than speculation. The Company determines the fair value of its derivative positions and obtains quotations from a third party to facilitate the process of determining these fair values. If the Company’s hedging activities do not achieve the desired results, reported earnings may be adversely affected.

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

The Company also invests in Agency and Non-Agency Interest-Only Strips, Agency and Non-Agency Inverse Interest-Only Strips, swaptions and TBAs. The Company evaluates the terms and conditions of its holdings of Agency and Non-Agency Interest-Only Strips, Agency Inverse Interest-Only Strips, swaptions and TBAs to determine if these instruments have the characteristics of an investment or should be considered a derivative under GAAP.  Accordingly, Agency and Non-Agency Interest-Only Strips, Agency Inverse Interest-Only Strips, swaptions and TBAs having the characteristics of derivatives are accounted for at fair value with such changes recognized in Gain (loss) on derivative instruments, net in its Statement of Operations, along with any interest earned (including accrued amounts). The carrying value of these Agency and Non-Agency Interest-Only Strips, Agency Inverse Interest-Only Strips, swaptions and TBAs is included in Mortgage-backed securities on the Balance Sheet.

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

Repurchase agreements

Mortgage-backed securities sold under repurchase agreements are treated as collateralized financing transactions, unless they meet sales treatment. Securities financed through a repurchase agreement remain on the Company’s Balance Sheet as an asset and cash received from the lender is recorded in the Company’s Balance Sheet as a liability, unless they are accounted for as linked transactions, described below. Interest paid in accordance with repurchase agreements is recorded as interest expense, unless they are accounted for as linked transactions, described below.  The Company reflects all proceeds from repurchase agreement borrowings and repayment of repurchase agreement borrowings which are not linked transactions, including transactions pertaining to collateral received with respect to certain swap transactions, on a gross basis on the Statement of Cash Flows.

Linked Transactions

In instances where the Company finances securities through repurchase agreements with the same counterparty from which the securities were purchased, the Company accounts for the purchase commitment and repurchase agreement on a net basis and records a forward commitment to purchase securities as a derivative instrument if the transaction does not comply with the criteria for gross presentation.  Such forward commitments are recorded at fair value with subsequent changes in fair value recognized in Gain (loss) on linked transactions, net on its Statement of Operations. If the transaction complies with the criteria for gross presentation, the Company records the assets and the related financing on a gross basis in its Balance Sheet and the corresponding interest income and interest expense in its Statement of Operations.  The FASB announced that they are in the process of reviewing the current guidance pertaining to linked transactions. For linked transactions, the Company reflects purchases and sales of securities within the investing section of the Statement of Cash Flows. Proceeds from repurchase agreements borrowings and repayments of repurchase agreement borrowings are reflected in the financing section of the Statement of Cash Flows.

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

Income taxes

The Company operates and has elected to be taxed as a REIT commencing with its taxable year ended December 31, 2012. Accordingly, the Company will generally not be subject to corporate U.S. federal or state income tax to the extent that the Company makes qualifying distributions to stockholders, and provided that the Company satisfies, on a continuing basis, through actual investment and operating results, the REIT requirements including certain asset, income, distribution and stock ownership tests. If the Company fails to qualify as a REIT, and does not qualify for certain statutory relief provisions, the Company will be subject to U.S. federal, state and local income taxes and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year in which the Company lost its REIT qualification. Accordingly, the failure to qualify as a REIT could have a material adverse impact on the Company’s results of operations and amounts available for distribution to stockholders.

The dividends paid deduction for qualifying dividends paid to stockholders is computed using the Company’s taxable income as opposed to net income reported on the financial statements. Taxable income, generally, will differ from net income reported on the financial statements because the determination of taxable income is based on tax provisions and not GAAP.

The Company may create and elect to treat certain subsidiaries as Taxable REIT Subsidiaries (“TRS”). In general, a TRS may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business. A TRS is subject to U.S. federal, state and local corporate income taxes, and its value may not exceed 25% of the value of the Company. While a TRS will generate net income, a TRS can declare dividends to the Company, which will be included in the Company’s taxable income and necessitate a distribution to its stockholders. Conversely, if the Company retains earnings at the TRS level, no distribution is required and it can increase book equity of the consolidated entity.  As of September 30, 2013, the Company did not have a TRS, or any other subsidiary.

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

Earnings per share

GAAP requires use of the two-class method of computing earnings per share for all periods presented for each class of common stock and participating securities as if all earnings for the period had been distributed.  Under the two-class method, during periods of net income, the net income is first reduced for dividends declared on all classes of securities to arrive at undistributed earnings.  During periods of net losses, the net loss is reduced for dividends declared on participating securities only if the security has the right to participate in the earnings of the entity and an objectively determinable contractual obligation to share in net losses of the entity.  The Company’s participating securities are not allocated a share of the net loss as the participating securities do not have a contractual obligation to share in the net losses of the Company.

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

Recent accounting pronouncements

Accounting Standards Adopted in 2013

In December 2011, the FASB issued guidance requiring additional disclosure information about offsetting and related arrangements.  Further in December 2012, the FASB proposed an update intended to address implementation of the December 2011 guidance. In January 2013, the FASB issued guidance to limit the scope of the new balance sheet and offsetting disclosure requirements of prior guidance related to certain derivatives (including bifurcated embedded derivatives), repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions. Entities will be required to disclose both gross information and net information about both instruments and transactions eligible for offset in the balance sheet as well as instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements, reverse sale and repurchase agreements, and securities lending arrangements. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards. The guidance is effective for periods beginning on or after January 1, 2013 and interim periods within those annual periods. While this guidance did result in certain additional disclosures, it did not have a material impact on the Company’s financial statements.

Note 4 — Fair Value of Financial Instruments

Fair Value Accounting Elections

The Company’s MBS are designated as available-for-sale and has elected the fair value option for all of its MBS, and as a result, all changes in the fair value of such securities are reflected in the results of operations.

Financial Instruments carried at Fair Value

The following tables present the Company’s financial instruments, carried at fair value as of September 30, 2013 and December 31, 2012, based upon the valuation hierarchy (dollars in thousands):

	September 30, 2013
	Fair Value
	Level I	Level II	Level III	Total
Assets
Agency RMBS	$—	$3,181,076	$—	$3,181,076
Agency and Non-Agency Interest-Only Strips accounted for as derivatives, included in MBS	—	84,861	10,572	95,433
Non-Agency RMBS	—	265,644	—	265,644
Agency and Non-Agency CMBS	—	20,199	—	20,199
Subtotal	—	3,551,780	10,572	3,562,352
Derivative assets	—	61,831	—	61,831
Total	$—	$3,613,611	$10,572	$3,624,183

Liabilities
Derivative liabilities	$—	$9,102	$—	$9,102
Total	$—	$9,102	$—	$9,102

	December 31, 2012
	Fair value
	Level I	Level II	Level III	Total
Assets
Agency RMBS	$—	$5,118,121	$—	$5,118,121
Agency Interest-Only Strips accounted for as derivatives, included in MBS	—	75,387	—	75,387
Non-Agency RMBS		19,073		19,073
Subtotal		5,212,581		5,212,581
Derivative assets	—	24,344	—	24,344
Total	$—	$5,236,925	$—	$5,236,925

Liabilities
Derivative liabilities	$—	$4,771	$—	$4,771
Total	$—	$4,771	$—	$4,771

The following table presents additional information about the Company’s MBS which is measured at fair value on a recurring basis for which the Company has utilized Level III inputs to determine fair value:

$ in thousands	Three months ended September 30, 2013	Three months ended September 30, 2012	Nine months ended September 30, 2013	Period from May 15, 2012 (commencement of operations) through September 30, 2012
Beginning balance	—	—	—	—
Transfers into Level III from Level II	7,013	—	7,013	—
Purchases	3,555	—	3,555	—
Sales and settlements	—	—	—	—
Principal repayments	—	—	—	—
Total net gains / (losses) included in net income	—	—	—	—
Realized gains/(losses), net	—	—	—	—
Unrealized gains/(losses), net	8	—	8	—
Premium and discount amortization, net	(4)	—	(4)	—
Ending balance	10,572	—	10,572	—

There was one transfer between hierarchy levels during operations for the three and nine months ended September 30, 2013.  The assets which were transferred from Level II to Level III as of September 30, 2013, consisted of securities for which the price received from a third party pricing service was challenged and overridden in accordance with the Manager’s pricing challenge methodology as explained in more detail below.  The valuation for these assets was based on broker price quotations.  Accordingly, the Company determined that such assets should be classified as Level III assets.

The Company primarily utilizes an independent third party pricing service as the primary source for valuing the Company’s assets.  All valuations received from independent pricing services are non-binding.  The Company generally receives one independent pricing service price for each investment in its portfolio.  The Manager has established a process to review and validate the pricing received from the independent pricing service at the end of the reporting period and has a process for challenging prices received from the independent pricing service when necessary.  The Company utilizes its Manager’s policies in this regard.  The Company’s and the Manager’s review of the independent third party pricing data may consist of a review of the daily change in the prices provided by the independent pricing vendor which exceed established tolerances or comparisons to executed transaction prices.  The Manager’s pricing group, which functions independently from its portfolio management personnel, corroborates the price differences or changes in price by comparing the vendor price to alternate sources including other independent pricing services or broker quotations.  If the price change or difference cannot be corroborated, the Manager’s pricing group consults with the portfolio management team for market color in reviewing such pricing data as warranted.  To the extent that the Manager has information, typically in the form of broker quotations that would indicate that a price received from the independent pricing service is outside of a tolerance range, the Manager generally challenges the independent pricing service price.  To ensure proper fair value hierarchy, the Company and the Manager review the methodology used by the third party pricing service to understand whether observable market data is being utilized in the vendor’s pricing methodology.  Generally, this review is conducted annually, however ad-hoc reviews of the pricing methodology and the data does occur.  In addition, as part of the Company’s regular review of pricing, the Manager’s pricing group may have informal discussions with the independent pricing vendor regarding their evaluation methodology or the market data utilized in their determination.

Other Fair Value Disclosures

Cash and cash equivalents as well as Due from counterparties and Due to counterparties on the Company’s Balance Sheets are reflected at cost which approximates fair value.

The fair value of the repurchase agreements is a Level II fair value measurement, based on an expected present value technique. This method discounts future estimated cash flows using rates the Company determined best estimate current market interest rates that would be offered for loans with similar characteristics and credit quality. The use of different market assumptions or estimation methodologies can have a material effect on the fair value amounts. At September 30, 2013, the Company’s borrowings under repurchase agreements had a fair value of approximately $3.3 billion and a carrying value of approximately $3.3 billion.

Note 5 —Mortgage-Backed Securities

The following table presents certain information about the Company’s investment portfolio at September 30, 2013 and December 31, 2012 (dollars in thousands).  Real estate securities that are accounted for as a component of linked transactions are not reflected in the tables set forth in this note. See Note 8 for further details.

	September 30, 2013
	Principal Balance	Unamortized Premium (Discount), net	Discount Designated as Credit Reserve and OTTI	Amortized Cost	Unrealized Gain (Loss), net	Estimated Fair Value	Net Weighted Average Coupon (1)
Agency RMBS:
20-Year Mortgage	$680,766	$37,333	$	$718,099	$(28,733)	$689,366	3.1%
30-Year Mortgage	2,231,571	191,385		2,422,956	(128,282)	2,294,674	3.7%
Agency RMBS Interest-Only Strips	N/A	N/A		198,024	(988)	197,036	4.3	%(2)
Agency and Non-Agency Interest-Only Strips, accounted for as derivatives (3)	N/A	N/A		N/A	N/A	95,433	4.8	%(2)
Non-Agency RMBS	401,748	(59,928)	(74,583)	267,237	(1,593)	265,644	1.1%
Agency and Non-Agency CMBS	11,979	(3,638)		8,341	(16)	8,325	1.6%
CMBS Interest-Only Strips	N/A	N/A		11,851	23	11,874	0.7	%(2)
Total	$3,326,064	$165,152	$(74,583)	$3,626,508	$(159,589)	$3,562,352	3.6%

	December 31, 2012
	Principal Balance	Unamortized Premium (Discount), net	Discount Designated as Credit Reserve and OTTI	Amortized Cost	Unrealized Gain (Loss), net	Estimated Fair Value	Net Weighted Average Coupon (1)
Agency RMBS:
20-Year Mortgage	$299,251	$20,460	$	$319,711	$(827)	$318,884	3.2%
30-Year Mortgage	4,180,104	352,378		4,532,482	17,489	4,549,971	3.7%
CMO — Fixed rate	66,000	9,776		75,776	(1,546)	74,230	6.5%
Agency Interest-Only Strips	N/A	N/A		176,093	(1,057)	175,036	4.5	%(2)
Agency Interest-Only Strips, accounted for as derivatives (3)	N/A	N/A		N/A	N/A	75,387	4.9	%(2)
Non-Agency RMBS	37,372	(5,511)	(12,659)	19,202	(129)	19,073	0.5%
Total	$4,582,727	$377,103	$(12,659)	$5,123,264	$13,930	$5,212,581	3.9%

(1) Net weighted average coupon as of September 30, 2013 and December 31, 2012 is presented, net of servicing and other fees.

(2) Agency and Non-Agency Interest-Only Strips, accounted for as derivatives and CMBS Interest-Only Strips have no principal balances and earn contractual interest based on a notional balance. The notional balance is used solely to determine interest distributions on interest-only class of securities.

(3) Interest on these securities is reported as a component of Gain (loss) on derivative instruments, net on the Statement of Operations.

As of September 30, 2013 the weighted average expected remaining term to maturity of the investment portfolio is 8.8 years.

The components of the carrying value of the Company’s investment portfolio are as follows:

	September 30, 2013	December 31, 2012
Principal balance	$3,326,064	$4,582,727
Amortized cost of Interest-Only Strips	209,875	176,093
Carrying value of Agency and Non-Agency Interest-Only Strips accounted for as derivatives	95,433	75,387
Unamortized premium	228,775	382,614
Unamortized discount	(63,623)	(5,511)
Discount designated as Credit Reserve and OTTI	(74,583)	(12,659)
Gross unrealized gains	10,578	25,395
Gross unrealized losses	(170,167)	(11,465)
Fair value	$3,562,352	$5,212,581

The following tables present the changes in the components of the Company’s purchase discount and amortizable premium on its Non-Agency RMBS for the three and nine months ended September 30, 2013 (dollars in thousands):

	Three months ended September 30, 2013
	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)	Amortizable Premium
Balance at beginning of period	$(68,071)	$(36,305)	$5,543
Accretion of discount	—	2,284	—
Amortization of premium	—	—	198
Realized credit losses	144	—	—
Purchases	(12,112)	(47,882)	14
Sales	4,846	20,893	(20)
Net impairment losses recognized in earnings	(319)	—	—
Unlinking of Linked Transactions	(1,497)	(2,227)	—
Transfers/release of credit reserve	2,426	(1,975)	(451)
Balance of end of period	$(74,583)	$(65,212)	$5,284

(1) Together with coupon interest, accretable purchase discount is recognized as interest income over the life of the security.

	Nine months ended September 30, 2013
	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)	Amortizable Premium
Balance at beginning of period	$(12,659)	$(5,523)	$12
Accretion of discount	—	4,433	—
Amortization of premium	—	—	858
Realized credit losses	386	—	—
Purchases	(125,035)	(82,185)	22,374
Sales	78,959	30,327	(20,669)
Net impairment losses recognized in earnings	(319)	—	—
Unlinking of Linked Transactions	(21,986)	(6,922)	3,438
Transfers/release of credit reserve	6,071	(5,342)	(729)
Balance of end of period	$(74,583)	$(65,212)	$5,284

(1) Together with coupon interest, accretable purchase discount is recognized as interest income over the life of the security.

The Company did not hold any Non-Agency RMBS for the period from May 15, 2012 (commencement of operations) through September 30, 2012.

The following tables present the gross unrealized losses and estimated fair value of the Company’s MBS by length of time that such securities have been in a continuous unrealized loss position at September 30, 2013:

	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Agency RMBS:
20-Year Mortgage	689,366	(28,733)	—	—	689,366	(28,733)
30-Year Mortgage	2,227,416	(127,042)	61,468	(1,288)	2,288,884	(128,330)
Agency Interest-Only Strips	100,921	(8,473)	—	—	100,921	(8,473)
Non-Agency RMBS	127,676	(4,616)	—	—	127,676	(4,616)
Agency and Non-Agency CMBS	8,325	(15)	—	—	8,325	(15)
Total	3,153,704	(168,879)	61,468	(1,288)	3,215,172	(170,167)

At September 30, 2013, the Company did not intend to sell any of its MBS that were in an unrealized loss position, and it is “more likely than not” that the Company will not be required to sell these MBS before recovery of their amortized cost basis, which may be at their maturity.

The Company assesses its Agency MBS and Non-Agency MBS, excluding Interest-Only Strips, rated AA and higher at the time of purchase for other-than-temporary impairment on at least a quarterly basis. When the fair value of an investment is less than its amortized cost at the balance sheet date of the reporting period for which impairment is assessed, the impairment is designated as either “temporary” or “other-than-temporary.” In deciding on whether or not a security is other than temporarily impaired, the Company considers several factors, including the nature of the investment, communications (if any) from the trustees of securitizations regarding the credit quality of the security, the severity and duration of the impairment, the cause of the impairment, and the Company’s intent that not to sell the security and that it is more likely than not that the Company will not be required to sell the security until recovery of its amortized cost basis. In addition, an other-than-temporary impairment is deemed to have occurred when there is an adverse change in the expected cash flows (principal or interest) to be received and the fair value of the security is less than its carrying amount. In determining whether an adverse change in cash flows occurred, the present value of the remaining cash flows, as estimated at the initial transaction date (or the last date previously revised), is compared to the present value of the expected cash flows at the current reporting date. The estimated cash flows reflect those a “market participant” would use and are discounted at a rate equal to the current yield used to accrete interest income. These adjustments are reflected in the Company’s Statement of Operations as Other loss on Mortgage-backed securities.

For Non-Agency MBS that rated below AA at the time of purchase and Agency and Non-Agency Interest-Only Strips that are not classified as derivatives, an other-than-temporary impairment is deemed to have occurred when there is an adverse change in the expected cash flows (principal or interest) to be received and the fair value of the beneficial interest is less than its carrying amount. These adjustments are reflected in the Company’s Statement of Operations as Other loss on Mortgage-backed securities. In determining whether an adverse change in cash flows occurred, the present value of the remaining cash flows, as estimated at the initial transaction date (or the last date previously revised), is compared to the present value of the expected cash flows at the current reporting date. The estimated cash flows reflect those a “market participant” would use and are discounted at a rate equal to the current yield used to accrete interest income. If an other-than-temporary impairment is recognized as a result of this analysis, the yield is maintained at the current accretion rate. The last revised estimated cash flows are then used for future impairment analysis purposes. The Company’s prepayment speed estimate is the primary assumption used to determine other-than temporary-impairments for Interest-Only Strips, including Agency and Non-Agency Interest-Only Strips accounted for as derivatives, for the three and nine months ended September 30, 2013 and for the period from May 15, 2012 (commencement of operations) through September 30, 2012.

The Company recorded other than temporary impairments for the three and nine months ended September 30, 2013 of approximately $2.0 million and $7.8 million, respectively and approximately $1.4 million and $1.4 million for the three months ended September 30, 2012 and for the period from May 15, 2012 (commencement of operations) through September 30, 2012, respectively, for Agency IOs, Agency IIOs and 20-year Agency RMBS. The Company recorded approximately $319 thousand of other than temporary impairments for the three and nine months ended September 30, 2013 and $0 for the three months ended September 30, 2012 and for the period from May 15, 2012 (commencement of operations) through September 30, 2012, respectively for Non-Agency MBS. Other than temporary impairment is reported as Other loss on Mortgage-backed securities in the Company’s Statement of Operations.

The following tables present components of interest income on the Company’s MBS (dollars in thousands).

	For the three months ended September 30, 2013
		Net (Premium Amortization/
	Coupon Interest	Amortization Basis) Discount Amortization	Interest Income
Agency RMBS	$41,993	$(14,777)	$27,216
Non-Agency RMBS	934	2,482	3,416
Agency and Non-Agency CMBS	8	14	22
Total	$42,935	$(12,281)	$30,654

	For the nine months ended September 30, 2013
		Net (Premium Amortization/ Amortization
	Coupon Interest	Basis) Discount Amortization	Interest Income
Agency RMBS	$138,300	$(48,506)	$89,794
Non-Agency RMBS	2,039	5,291	7,330
Agency and Non-Agency CMBS	8	14	22
Total	$140,347	$(43,201)	$97,146

	For the three months ended September 30, 2012, as Revised (See Note 2)
		Net (Premium Amortization/ Amortization Basis)
	Coupon Interest	Discount Amortization	Interest Income
Agency RMBS	$20,547	$(7,560)	$12,987
Total	$20,547	$(7,560)	$12,987

	For the period from May 15, 2012 (commencement of operations) through September 30, 2012, as Revised (See Note 2)
		Net (Premium Amortization/ Amortization Basis)
	Coupon Interest	Discount Amortization	Interest Income
Agency RMBS	$29,459	$(9,389)	$20,070
Total	$29,459	$(9,389)	$20,070

The following tables present the sales of the Company’s MBS (dollars in thousands).

	For the three months ended September 30, 2013
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Agency RMBS	$652,521	$—	$(47,036)	$(47,036)
Non-Agency RMBS	30,256	894	—	894
Total	$682,777	$894	$(47,036)	$(46,142)

	For the nine months ended September 30, 2013
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Agency RMBS (1)	$2,798,409	$8,646	$(77,903)	$(69,257)
Non-Agency RMBS	97,440	5,273	—	5,273
Total	$2,895,849	$13,919	$(77,903)	$(63,984)

(1)         Includes proceeds for Agency Interest-Only Strips, accounted for as derivatives, of approximately $8.4 million and gross realized losses of $99 thousand.

	For the three months ended September 30, 2012, as Revised (See Note 2)
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Agency RMBS	$657,463	$7,409	$(774)	$6,635
Other Securities	—	—	—	—
Total	$657,463	$7,409	$(774)	$6,635

	For the period from May 15, 2012 (commencement of operations) through September 30, 2012, as Revised (See Note 2)
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Agency RMBS	$896,335	$8,391	$(798)	$7,593
Other Securities	100,854	199	—	199
Total	$997,189	$8,590	$(798)	$7,792

Note 6 — Borrowings under Repurchase Agreements

As of September 30, 2013, the Company had master repurchase agreements with 18 counterparties. As of September 30, 2013, the Company had borrowings under repurchase agreements with 17 counterparties. For the three and nine months ended September 30, 2013, the Company had average borrowings under its repurchase agreements of approximately $3.6 billion and $4.1 billion, respectively, had a maximum month-end balance during the three and nine months ended of approximately $4.0 billion and $4.8 billion, respectively and accrued interest payable of approximately $1.8 million. For the three months ended September 30, 2012 and the period from May 15, 2012 (commencement of operations) through September 30, 2012, the Company had average borrowings under its repurchase agreements of approximately $1.8 billion and $1.7 billion, respectively, had a maximum month-end balance during the periods of approximately $1.9 billion and $1.9 billion, respectively and accrued interest payable of approximately $737 thousand.

The repurchase agreements bear interest at a contractually agreed-upon rate and typically have terms ranging from one month to three months. The Company’s repurchase agreement borrowings are accounted for as secured borrowings when the Company maintains effective control of the financed assets. Under the repurchase agreements, the respective lender retains the right to determine the fair value of the underlying collateral. A reduction in the value of pledged assets requires the Company to post additional securities as collateral, pay down borrowings or establish cash margin accounts with the counterparties in order to re-establish the agreed-upon collateral requirements, referred to as margin calls. The inability of the Company to post adequate collateral for a margin call by the counterparty, in a timeframe as short as the close of the same business day, could result in a condition of default under the Company’s repurchase agreements, thereby enabling the counterparty to liquidate the collateral pledged by the Company, which may have a material adverse effect on the Company’s financial position, results of operations and cash flows. The volatility in both the Agency and Non-Agency MBS markets during the three months ended September 30, 2013, necessitated the Company being required to post additional collateral with respect to its repurchase agreements. The Company was able to satisfy the requirement for incremental collateral by utilizing unpledged assets and cash on hand. In addition, during the three and nine months ended September 30, 2013, the Company also pledged U.S. Treasury securities it received from its interest rate swap counterparties as incremental collateral in order to generate additional cash proceeds in order to satisfy such margin requirements. At September 30, 2013, the Company did not have any pledged U.S. Treasury securities.

Continued volatility in these markets may create additional stress on the overall liquidity of the Company due to the long-term nature of its assets and the short-term nature of its liabilities. In an instance of severe volatility, or where the additional stress on liquidity resulting from volatility is sustained over an extended period of time, the Company could be required to sell securities, possibly even at a loss, to generate sufficient liquidity to satisfy collateral and margin requirements which could have a material adverse effect on the Company’s financial position, results of operations and cash flows. All of the Company’s repurchase agreement counterparties are either U.S. financial institutions or the U.S. broker-dealer subsidiaries of foreign financial institutions.

Further, if the Company is unable to renew, replace or expand repurchase financing with other sources of financing on substantially similar terms it may have a material adverse effect on the Company’s financial position, results of operations and cash flows, due to the long term nature of the Company’s investments and relatively short-term maturities of the Company’s repurchase agreements. The financial covenants of certain of the repurchase agreements require the Company to maintain certain equity and leverage metrics, the most restrictive of which include a limit on leverage based on the composition of the Company’s portfolio. The Company is in compliance with these covenants.

The following tables summarize certain characteristics of the Company’s repurchase agreements at September 30, 2013 and December 31, 2012 (dollars in thousands):

	September 30, 2013
		Weighted Average Interest Rate on
Securities Pledged	Repurchase Agreement Borrowings	Borrowings Outstanding at end of period	Weighted Average Remaining Maturity (days)
Agency RMBS	$3,149,124	0.42%	36
Non-Agency RMBS	145,061	1.73%	23
Agency and Non-Agency CMBS	14,685	1.40%	69
Total	$3,308,870	0.48%	36

	December 31, 2012
Securities Pledged	Repurchase Agreement Borrowings	Weighted Average Interest Rate on Borrowings Outstanding at end of period	Weighted Average Remaining Maturity (days)
Agency RMBS	$4,794,730	0.48%	19
Total	$4,794,730	0.48%	19

At September 30, 2013, repurchase agreements collateralized by MBS had the following remaining maturities.

(dollars in thousands)	Balance
Overnight	$7,695
2 to 29 days	1,648,987
30 to 59 days	803,968
60 to 89 days	834,760
90 to 119 days	13,460
Greater than or equal to 120 days	—
Total	$3,308,870

As discussed in Note 3, for any transactions determined to be linked, the initial transfer and repurchase financing will be recorded as a forward commitment to purchase assets. At September 30, 2013, the Company had no repurchase agreements that were accounted for as linked transactions, but did have linked transactions during the three and nine month periods ended September 30, 2013. At December 31, 2012, the Company had no transactions determined to be linked. These linked repurchase agreements would not be included in the above tables. See Note 8 for details.

At September 30, 2013, the following table reflects amounts at risk under its repurchase agreements greater than 10% of the Company’s equity with any counterparty.

	September 30, 2013 (dollars in thousands)
Counterparty	Amount at Risk, at fair value	Weighted Average Remaining Maturity (days)	Percentage of Stockholders’ Equity
Barclays Capital Inc.	$68,980	60	16.9%
JP Morgan Securities LLC	63,101	12	15.4
Credit Suisse Securities (USA) LLC	47,954	51	11.7

Note 7 — Collateral Positions

The following tables summarize the Company’s collateral positions, with respect to its borrowings under repurchase agreements, derivatives and clearing margin account at September 30, 2013 and December 31, 2012 (dollars in thousands):

	September 30, 2013
	Assets Pledged- Fair Value	Accrued Interest	Fair Value of Assets Pledged and Accrued Interest
Assets pledged for borrowings under repurchase agreements:
Agency RMBS	$3,402,366	$12,781	$3,415,147
Non-Agency RMBS	214,321	169	214,490
Agency and Non-Agency CMBS	17,622	103	17,725
Cash (1)	2,393	—	2,393
Cash collateral for derivatives (1):	41,723	—	41,723
Total	$3,678,425	$13,053	$3,691,478

	December 31, 2012
	Assets Pledged - Fair Value	Accrued Interest, as Revised(2)	Fair Value of Assets Pledged and Accrued Interest, as Revised(2)
Assets pledged for borrowings under repurchase agreements:
Agency RMBS	$5,043,824	$15,552	$5,059,376
Cash (1)	35,982	—	35,982
Cash collateral for derivatives (1):	18,160	—	18,160
Total	$5,097,966	$15,552	$5,113,518

(1)         Cash posted as collateral is included in Due from counterparties on the Company’s Balance Sheets.

(2)         The accrued interest related to Agency RMBS was incorrectly disclosed as $67,551 in prior disclosure, and has been revised above.

A reduction in the value of pledged assets typically results in the repurchase agreement counterparties, derivative counterparties and clearing margin counterparties initiating a daily margin call. At September 30, 2013 and December 31, 2012, MBS held by counterparties as security for repurchase agreements totaled approximately $3.6 billion and $5.0 billion, respectively. The collateral held by each of the counterparties was in excess of 5% of the Company stockholders’ equity. Cash collateral held by counterparties at September 30, 2013 and December 31, 2012 was approximately $44.1 and $54.1 million, respectively. In addition, at September 30, 2013, December 31, 2012, and September 30, 2012, the Company held securities of approximately $11.7 million, $2.6 million and $16.8 million, respectively, received as collateral from its repurchase agreement counterparties to satisfy margin requirements.

Note 8 — Derivative Instruments

The Company’s derivatives currently include interest rate swaps (“interest rate swaps”), interest rate swaptions, TBAs, linked transactions, Agency and Non-Agency Interest-Only Strips that are classified as derivatives, and options.

Interest rate swaps and interest rate swaptions

The Company is exposed to certain risks arising from both its business operations and economic conditions. Specifically, the Company’s primary source of debt funding is repurchase agreements and the Company enters into derivative financial instruments to manage exposure to variable cash flows on portions of its borrowings under those repurchase agreements. Since the interest rates on repurchase agreements typically change with market interest rates such as LIBOR, the Company is exposed to constantly changing interest rates, which accordingly affects cash flows associated with these rates on its borrowings. To mitigate the effect of changes in these interest rates, the Company enters into interest rate swap agreements which help to mitigate the volatility in the interest rate exposures and their related cash flows. Interest rate swaps generally involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the interest rate swap without exchange of the underlying notional amount.

While the Company has not elected to account for its interest rate swap derivative instruments as “hedges” under GAAP, it does not use interest rate swaps and swaptions for speculative purposes, but rather uses such instruments to manage interest rate risk and views them as economic hedges. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings together with or including periodic net interest settlement amounts.

The Company’s interest rate swaps, interest rate swaptions, TBA derivative instruments and linked transactions consisted of the following at September 30, 2013 and December 31, 2012 (dollars in thousands):

			September 30, 2013
Derivative Instrument	Designation	Balance Sheet Location	Notional Amount	Fair Value, excluding accrued interest	Accrued Interest Payable
Interest rate swaps, assets	Non-Hedge	Derivative assets, at fair value	$1,369,450	$60,854	$2,534
TBA securities, assets	Non-Hedge	Derivative assets, at fair value	250,000	977	—
Total derivative instruments, assets			1,619,450	61,831	2,534
Interest rate swaps, liability	Non-Hedge	Derivative liability, at fair value	1,364,400	(9,036)	2,765
TBA securities, liabilities	Non-Hedge	Derivative liability, at fair value	140,000	(66)	—
Total derivative instruments, liabilities			1,504,000	(9,102)	2,765
Total derivative instruments			$3,123,850	$52,729	$5,299

			December 31, 2012
Derivative Instrument	Designation	Balance Sheet Location	Notional Amount	Fair Value, excluding accrued interest	Accrued Interest Payable
Interest rate swaps, assets	Non-Hedge	Derivative assets, at fair value	$1,827,300	$11,201	$2,519
Interest rate swaptions, assets	Non-Hedge	Derivative assets, at fair value	520,000	10,087	—
TBA securities, assets	Non-Hedge	Derivative assets, at fair value	425,000	3,056	—
Total derivative instruments, assets			2,772,300	24,344	2,519
Interest rate swaps, liabilities	Non-Hedge	Derivative liability, at fair value	984,500	(3,552)	588
TBA securities, liabilities	Non-Hedge	Derivative liability, at fair value	425,000	(1,219)	—
Total derivative instruments, liabilities			1,409,500	(4,771)	588
Total derivative instruments			$4,181,800	$19,573	$3,107

The following tables summarize the average fixed pay rate and average maturity for the Company’s interest rate swaps as of September 30, 2013 and December 31, 2012 (excludes interest rate swaptions) (dollars in thousands):

	September 30, 2013
Remaining Interest Rate interest rate swap Term	Notional Amount	Average Fixed Pay Rate	Average Maturity (Years)	Forward Starting
Greater than 1 year and less than 3 years	$395,000	0.4%	1.6	37.7%
Greater than 3 years and less than 5 years	482,600	1.3	4.6	—
Greater than 5 years	1,856,250	2.3	11.1	32.2

Total	$2,733,850	1.9%	8.6	27.3%

	December 31, 2012
Remaining Interest Rate interest rate swap Term	Notional Amount	Average Fixed Pay Rate	Average Maturity (Years)	Forward Starting
Greater than 1 year and less than 3 years	$762,800	0.4%	2.3	22.7%
Greater than 3 years and less than 5 years	439,500	0.8	4.8	10.2
Greater than 5 years	1,609,500	1.7	10.2	30.1

Total	$2,811,800	1.2%	7.2	25.0%

The Company’s agreements with certain of its interest rate swap counterparties may be terminated at the option of the counterparty if the Company does not maintain certain equity and leverage metrics, the most restrictive of which contain provisions which become more restrictive based upon portfolio composition.  Through September 30, 2013, the Company was in compliance with the terms of such financial tests.

The Company has minimum collateral posting thresholds with certain of its derivative counterparties, for which it typically pledges cash.  As of September 30, 2013 and December 31, 2012, the Company had cash pledged as collateral of approximately $41.7 million and $18.2 million, respectively, which is reported on the Balance Sheets as Due from counterparties. The Company received cash of approximately $38.0 million and $0 as collateral against derivatives at September 30, 2013 and December 31, 2012, respectively.  As of September 30, 2013, the Company has swaps with two counterparties that are based in England and Switzerland with fair values in an asset position of approximately $14.7 million and $25.5 million and notional balances of $321.8 million and $825.1 million, respectively.  Included in the $38.0 million received by the Company is cash posted as collateral by these two counterparties of approximately $28.5 million at September 30, 2013.  At December 31, 2012, the Company posted approximately $6.6 million cash as collateral to these two counterparties.

Interest-Only Strips

The Company also invests in Interest-Only Strips. In determining the classification of its Interest-Only Strips, the Company evaluates the securities to determine if the nature of the cash flows has been altered from that of the underlying mortgage collateral. Generally, Interest-Only Strips for which the security represents a strip off of a mortgage pass through will be considered a hybrid instrume nt classified as a MBS investment on the Balance Sheet utilizing the fair value option. Alternatively, those Interest-Only Strips, for which the underlying mortgage collateral has been included into a structured security that alters the cash flows from the underlying mortgage collateral, are accounted for as derivatives at fair value with changes recognized in Gain (loss) on derivative instruments, net in the Statement of Operations, along with any interest received.  The carrying value of these Interest-Only Strips is included in Mortgage-backed securities on the Balance Sheet.

To-be-announced securities

The Company also purchased or shorted TBAs.  As of September 30, 2013 and December 31, 2012, the Company had contracts to purchase (“long position”) and sell (“short position”) TBAs on a forward basis.  Following is a summary of the Company’s long and short TBA positions reported in Derivative assets, at fair value on the Balance Sheets as of September 30, 2013 and December 31, 2012 (dollars in thousands):

	September 30, 2013		December 31, 2012
	Notional Amount	Fair Value	Notional Amount	Fair Value
Purchase contracts, asset	$250,000	$977	$425,000	$3,056
TBA securities, asset	250,000	977	425,000	3,056
Purchase contracts, liability	140,000	(66)	—	—
Sale contracts, liability	—	—	(425,000)	(1,219)
TBA securities, liability	140,000	(66)	(425,000)	(1,219)
TBA securities, net	$390,000	$911	$—	$1,837

	Notional Amount as of December 31, 2012	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount as of September 30, 2013
Purchase of TBAs	$425,000	2,164,000	$(2,199,000)	$390,000
Sale of TBAs	$425,000	2,350,000	$(2,775,000)	$—

Gain (loss) on derivative instruments

The following tables summarize the effect of interest rate swaps, swaptions, options, Agency and Non-Agency Interest-Only Strips as derivatives and TBAs reported in Gain (loss) on derivative instruments, net on the Company’s Statement of Operations for the three and nine months ended September 30, 2013, for the three months ended September 30, 2012 and for the period from May 15, 2012 (commencement of operations) through September 30, 2012 (dollars in thousands):

	Three months ended September 30, 2013
Description	Realized Gain (Loss), net	Contractual interest income (expense), net(1)	Basis Recovery	Mark-to- market adjustments	Total

Interest rate swaps	$23,166	$(6,158)	$—	$(28,891)	$(11,883)
Interest rate swaptions	22,633	—	—	(16,065)	6,568
Agency and Non-Agency Interest-Only Strips— accounted for as derivatives	—	6,993	(4,040)	(4,824)	(1,871)
TBAs	1,016	—	—	2,361	3,377
Total	$46,815	$835	$(4,040)	$(47,419)	$(3,809)

	Nine months ended September 30, 2013
Description	Realized Gain (Loss), net	Contractual interest income (expense), net(1)	Basis Recovery	Mark-to- market adjustments	Total

Interest rate swaps	$65,305	$(15,896)	$—	$44,169	$93,578
Interest rate swaptions	23,671	—	—	3,180	26,851
Agency and Non-Agency Interest-Only Strips— accounted for as derivatives	(99)	19,968	(12,856)	(3,539)	3,474
Options	(925)	—	—	—	(925)
TBAs	(1,547)	—	—	(926)	(2,473)
Total	$86,405	$4,072	$(12,856)	$42,884	$120,505

	For the three months ended September 30, 2012, as Revised (See Note 2)
Description	Realized Gain (Loss), net	Contractual interest income (expense), net(1)	Basis Recovery	Mark-to- market adjustments	Total

Interest rate swaps	$—	$(1,630)	$—	$(8,075)	$(9,705)
Interest rate swaptions	—	—	—	(298)	(298)
Agency Interest-Only Strips— accounted for as derivatives	—	2,619	(1,888)	(2,973)	(2,242)
Options	—	—	—	—	—
TBAs	—	—	—	—	—
Total	$—	$989	$(1,888)	$(11,346)	$(12,245)

	For the period from May 15, 2012 (commencement of operations) through September 30, 2012, as Revised (See Note 2)
Description	Realized Gain (Loss), net	Contractual interest income (expense), net(1)	Basis Recovery	Mark-to- market adjustments	Total

Interest rate swaps	$4	$(2,356)	$—	$(13,119)	$(15,471)
Interest rate swaptions	—	—	—	(298)	(298)
Agency Interest-Only Strips— accounted for as derivatives	—	3,573	(2,010)	(3,198)	(1,635)
Options	—	—	—	—	—
TBAs	—	—	—	—	—
Total	$4	$1,217	$(2,010)	$(16,615)	$(17,404)

(1)         Contractual interest income (expense), net on derivative instruments includes interest settlement paid or received.

Linked Transactions

As discussed in Note 3, when the initial transfer of a financial asset and repurchase financing are entered into contemporaneously with, or in contemplation of, one another, the transaction will be considered linked unless all of the criteria found in the applicable accounting guidance are met at the inception of the transaction. If the transaction is determined to be linked, the Company  records the initial transfer and repurchase financing on a net basis and records a forward commitment to purchase assets as a derivative instrument with changes in market value being recorded in the Gain (loss) on linked transactions, net on the Statement of Operations. While linked transactions are treated as derivatives for GAAP, the fair value of linked transactions reflects the value of the underlying security’s fair market value netted with the respective linked repurchase agreement borrowings. The Company had no linked transactions at December 31, 2012 and September 30, 2013, but did have linked transactions during the three and nine month periods ended September 30, 2013.

The following table presents certain information related to the securities and repurchase agreements accounted for as part of linked transaction which is reported Gain (loss) on linked transactions, net on the Statement of Operations for the three and nine months ended September 30, 2013 (dollars in thousands):

				For the Three Months Ended September 30, 2013
Instrument	Current Face(2)	Amortized Cost(2)	Fair Value(2)	Net Interest Income(1) (Expense)	Mark-to-market adjustments on linked transactions	Net Realized Gain (loss)	Gain (loss) on linked transactions, net	Weighted Average Coupon / Cost of Funds(2)	Weighted Average Life (years)/ Weighted Average days to Maturity(2)
Non-Agency RMBS	—	—	—	209	(25)	(699)	(515)	n/a	n/a
Non-Agency Repurchase Agreement	—	—	—	(32)	—	—	(32)	n/a	n/a
Linked transactions, net, at fair value	$—	$—	$—	$177	$(25)	$(699)	$(547)	n/a	n/a

(1)              Net interest income includes accretion of discount of $160 thousand for Non-Agency RMBS.

(2)              Includes information only for linked transactions at September 30, 2013, if any.

				For the Nine Months Ended September 30, 2013
Instrument	Current Face(2)	Amortized Cost(2)	Fair Value(2)	Net Interest Income(1) (Expense)	Mark-to-market adjustments on linked transactions	Net Realized Gain (loss)	Gain (loss) on linked transactions, net	Weighted Average Coupon / Cost of Funds(2)	Weighted Average Life (years)/ Weighted Average days to Maturity(2)
Agency RMBS	$—	$—	$—	$44	$—	$(254)	$(210)	n/a	n/a
Non-Agency RMBS	—	—	—	1,162	(71)	3,303	4,394	n/a	n/a
Agency Repurchase Agreement	—	—	—	(6)	—	—	(6)	n/a	n/a
Non-Agency Repurchase Agreement	—	—	—	(220)	—	—	(220)	n/a	n/a
Linked transactions, net, at fair value	$—	$—	$—	$980	$(71)	$3,049	$3,958	n/a	n/a

(1)              Net interest income includes amortization of premium of $9 thousand for Agency RMBS and accretion of discount of $926 thousand for Non-Agency RMBS.

(2)              Includes information only for linked transactions at September 30, 2013, if any.

The Company reduces credit risk on the majority of its derivative instruments by entering into agreements that permit the closeout and netting of transactions with the same counterparty upon occurrence of certain events.

Note 9 — Offsetting Assets and Liabilities

The following tables present information about certain assets and liabilities that are subject to master netting agreements (or similar agreements) and can potentially be offset on the Company’s Balance Sheets at September 30, 2013 and December 31, 2012:

Offsetting of Derivative Assets

As of September 30, 2013

	Gross	Gross	Net Amounts of Assets	Gross Amounts Not Offset in the Balance Sheet
$s in thousands Description	Amounts of Recognized Assets	Amounts Offset in the Balance Sheet	presented in the Balance Sheet	Financial Instruments (1)	Cash Collateral Received	Net Amount
Agency and Non-Agency Interest-Only Strips, accounted for as derivatives included in MBS	$95,433	$—	$95,433	$(94,266)	$—	$1,167
Derivative asset, at fair value	61,831	—	61,831	(5,083)	(35,166)	21,582
Total	$157,264	$—	$157,264	$(99,349)	$(35,166)	$22,749

Offsetting of Derivative Liabilities and Repurchase agreements

As of September 30, 2013

	Gross	Gross	Net Amounts of Liabilities	Gross Amounts Not Offset in the Balance Sheet
$s in thousands Description	Amounts of Recognized Liabilities	Amounts Offset in the Balance Sheet	presented in the Balance Sheet	Financial Instruments (1)	Cash Collateral Pledged(1)	Net Amount
Derivative liability, at fair value(2)	$9,102	$—	$9,102	$(5,083)	$(2,297)	$1,722
Repurchase Agreements(3)	3,308,870	—	3,308,870	(3,308,870)	—	—
	$3,317,972	$—	$3,317,972	$(3,313,953)	$(2,297)	$1,722

(1) Amounts disclosed in the Financial Instruments column of the table above represents collateral pledged that is available to be offset against liability balances associated with repurchase agreement and derivative transactions. Amounts disclosed in the Cash Collateral Pledged column of the table above represents amounts pledged as collateral against derivative transactions.

(2) Cash collateral pledged against the Company’s Swaps was approximately $41.7 million as of September 30, 2013.

(3) The fair value of securities pledged against the Company’s repurchase agreements was approximately $3.6 billion as of September 30, 2013.

Offsetting of Derivative Assets

As of December 31, 2012

	Gross	Gross	Net Amounts of Assets	Gross Amounts Not Offset in the Balance Sheet
$s in thousands Description	Amounts of Recognized Assets	Amounts Offset in the Balance Sheet	presented in the Balance Sheet	Financial Instruments (1)	Cash Collateral Received	Net Amount
Agency Interest-Only Strips, accounted for as derivatives included in MBS	$75,387	$—	$75,387	$(46,686)	$—	$28,701
Derivative asset, at fair value	24,344	—	24,344	(3,552)	—	20,792
Total	$99,731	$—	$99,731	$(50,238)	$—	$49,493

Offsetting of Derivative Liabilities and Repurchase agreements

As of December 31, 2012

	Gross	Gross	Net Amounts of Liabilities	Gross Amounts Not Offset in the Balance Sheet
$s in thousands Description	Amounts of Recognized Liabilities	Amounts Offset in the Balance Sheet	presented in the Balance Sheet	Financial Instruments (1)	Cash Collateral Pledged(1)	Net Amount
Derivative liability, at fair value(2)	$4,771	$—	$4,771	$(3,552)	$—	$1,219
Repurchase Agreements(3)	4,794,730	—	4,794,730	(4,794,730)	—	—
Total	$4,799,501	$—	$4,799,501	$(4,798,282)	$—	$1,219

(1) Amounts disclosed in the Financial Instruments column of the table above represents collateral pledged that is available to be offset against liability balances associated with repurchase agreement and derivative transactions. Amounts disclosed in the Cash Collateral Pledged column of the table above represents amounts pledged as collateral against derivative transactions.

(2) Cash collateral pledged against the Company’s Swaps was approximately $18.2 million at December 31, 2012.

(3) The fair value of securities pledged against the Company’s repurchase agreements was approximately $5.1 billion at December 31, 2012.

Certain of the Company’s repurchase agreement and derivative transactions are governed by underlying agreements that generally provide for a right of setoff in the event of default or in the event of a bankruptcy of either party to the transaction.

Note 10 — Related Party Transactions

Management Agreement

In connection with the Company’s IPO in May 2012, the Company entered into a management agreement (the “Management Agreement”) with the Manager, which describes the services to be provided by the Manager and compensation for such services.  The Manager is responsible for managing the Company’s operations, including: (i) performing all of its day-to-day functions other than those provided by the Company’s chief financial officer; (ii) determining investment criteria in conjunction with the board of directors; (iii) sourcing, analyzing and executing investments, asset sales and financings; (iv) performing asset management duties; and (v) performing financial and accounting management, subject to the direction and oversight of the Company’s board of directors. Pursuant to the terms of the Management Agreement, the Manager is paid a management fee equal to 1.50% per annum of the Company’s stockholders’ equity (as defined in the Management Agreement), calculated and payable (in cash) quarterly in arrears. For purposes of calculating the management fee, “stockholders’ equity” means the sum of the net proceeds from any issuances of the Company’s equity securities since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus retained earnings, calculated in accordance with GAAP, at the end of the most recently completed fiscal quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less any amount paid for repurchases of the Company’s shares of common stock, excluding any unrealized gains, losses or other non-cash items, including OTTI charges included in other loss on MBS, unrealized gain on MBS and other securities and non-cash portion of Loss on derivative instruments, that have impacted stockholder’s equity as reported in the Company’s financial statements prepared in accordance with GAAP, regardless of whether such items are included in other comprehensive income or loss, or in net income, and excluding one-time events pursuant to changes in GAAP and certain other non-cash charges after discussions between the Manager and the Company’s independent directors and after approval by a majority of the Company’s independent directors. However, if the Company’s stockholders’ equity for any given quarter is negative based on the calculation described above, the Manager will not be entitled to receive any management fee for that quarter.

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

For the three and nine months ended September 30, 2013, the Company incurred approximately $2.0 million and $6.0 million in management fees, respectively.  For three months ended September 30, 2012, and for the period from May 15, 2012 (commencement of operations) through September 30, 2012, the Company incurred approximately $0.8 million and $1.2 million in management fees, respectively.

In addition to the management fee, the Company is also responsible for reimbursing the Manager for certain expenses paid by the Manager on behalf of the Company and for certain services provided by the Manager to the Company.  For the three and nine months ended September 30, 2013, the Company recorded expenses included in general and administrative expense totaling approximately $12 thousand and $66 thousand, respectively related to employee benefits associated with the Company’s sole employee paid by the Manager on behalf of the Company. For the three months ended September 30, 2012, and for the period from May 15, 2012 (commencement of operations) through September 30, 2012, the Company recorded expenses included in general and administrative expense totaling approximately $9 thousand related to employee benefits associated with the Company’s sole employee paid by the Manager on behalf of the Company.  Notwithstanding the foregoing, any such expenses incurred by the Manager and reimbursed by the Company are typically included in the Company’s general and administrative expense on its Statement of Operations, or may be reflected on the Balance Sheet and associated statement of changes in stockholders’ equity, based on the nature of the item.  At September 30, 2013 and December 31, 2012, approximately $2.0 million and $1.9 million, respectively, for management fees incurred but not yet paid was included in payable to related party on the Balance Sheets.

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

On June 10, 2013, the Company granted a total of 4,887 (1,629 each) of restricted common stock under the Equity Plan to the Company’s three independent directors.  These restricted shares will vest in full on the first anniversary of the grant date.  Each of the independent directors has elected to defer the shares granted to him under the Company’s Director Deferred Fee Plan (the “Director Deferred Fee Plan”). The Director Deferred Fee Plan permits eligible members of the Company’s board of directors to defer certain stock awards made under its director compensation programs. The Director Deferred Fee Plan allows directors to defer issuance of their stock awards and therefore defer payment of any tax liability until the deferral is terminated, pursuant to the election form executed each year by each eligible director.

The Equity Incentive Plans include provisions for grants of restricted common stock and other equity-based awards to the Manager, its employees and employees of its affiliates and to the Company’s directors, officers and employees. The Company can issue up to 3.0% of the total number of issued and outstanding shares of its common stock (on a fully diluted basis) at the time of each award (other than any shares previously issued or subject to awards made pursuant to one of our Equity Incentive Plans) under these Equity Incentive Plans. At May 15, 2012, there were 308,335 shares of common stock initially reserved for issuance under the Equity Incentive Plans. Upon the completion of the October 3, 2012 follow-on common stock offering, the number of shares of common stock available for issuance under the Equity Incentive Plans increased to 722,335, inclusive of the 231,560 previously issued as provided above. The Company recognized stock-based compensation expense of approximately $287 thousand and $824 thousand for the three and nine months ended September 30, 2013, respectively, and approximately $157 thousand and $211 thousand for the three months ended September 30, 2012 and for the period from May 15, 2012 (commencement of operations) through September 30, 2012, respectively, and had unamortized compensation expense of approximately $3.9 million and $1.2 million at September 30, 2013 and December 31, 2012.

 All restricted common shares granted, other than those whose issuance has been deferred pursuant the Director Deferred Fee Plan, possess all incidents of ownership, including the right to receive dividends and distributions currently, and the right to vote. Dividend equivalent payments otherwise allocable to restricted common shares under the Deferred Compensation Plan are deemed to purchase additional phantom shares of the Company’s common stock that are credited to each participant’s deferral account. The award agreements include restrictions whereby the restricted shares cannot be sold, assigned, transferred, pledged, hypothecated or otherwise disposed of prior to the lapse of restrictions under the respective award agreement. The restrictions lapse on the unvested restricted shares awarded when vested, subject to the grantee’s continuing to provide services to the Company as of the vesting date. Unvested restricted shares and rights to dividends thereon are forfeited upon termination of the grantee.

The following is a summary of restricted common stock vesting dates as of September 30, 2013 and December 31, 2012, including shares whose issuance has been deferred under the Director Deferred Fee Plan:

	September 30, 2013	December 31, 2012
Vesting Date	Shares Vesting	Shares Vesting
January 2013	—	3,485
May 2013	—	21,553
January 2014	7,005	3,485
March 2014	50,000	—
May 2014	17,053	17,053
June 2014	4,887	—
January 2015	7,005	3,485
March 2015	50,000	—
May 2015	17,053	17,053
January 2016	3,519	—
March 2016	50,000	—
	206,522	66,114

The following table presents information with respect to the Company’s restricted stock for the nine month period ended September 30, 2013 including shares whose issuance has been deferred under the Director Deferred Fee Plan:

	Shares of Restricted Stock	Weighted Average Grant Date Fair Value (1)
Outstanding at beginning of period	66,114	$19.86
Granted	165,446	$21.22
Cancelled/forfeited	—	$—
Outstanding at September 30, 2013	231,560	$20.84
Unvested at September 30, 2013	206,522	$20.95

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

On November 19, 2012, the Board of Directors of the Company approved the repurchase of up to 2.4 million shares of its common stock through December 31, 2013, either in the open market or through privately-negotiated transactions. The repurchase program is expected to be completed during 2013, and does not obligate the Company to acquire any particular amount of common stock. The Company made no share repurchases for the nine months ended September 30, 2013.

Note 13 — Net Income (Loss) per Common Share

The table below presents basic and diluted net income (loss) per share of common stock using the two-class method for the three and nine months ended September 30, 2013, for the three months ended September 30, 2012 and for the period from from May 15, 2012 (commencement of operations) through September 30, 2012, (dollars, other than shares and per share amounts, in thousands):

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Period from May 15, 2012 (commencement of operations) through September 30, 2012
Numerator:
Net income (loss) attributable to common stockholders and participating securities for basic and diluted earnings per share	$7,543	$28,194	$(48,610)	$32,455
Less:
Dividends and undistributed earnings allocated to participating securities	186	180	501	198
Net income (loss) attributable to common stockholders — basic and diluted	$7,357	$28,014	$(49,111)	$32,257

Denominator:
Weighted average common shares outstanding for basic earnings per share	24,102,868	10,277,830	24,092,289	10,277,830
Weighted average diluted shares outstanding (stock awards)	15,404	—	—	—
Weighted average diluted shares outstanding (warrants)	—	20,308	—	—
Weighted average common share outstanding for diluted earnings per share	24,118,272	10,298,138	24,092,289	10,277,830

Basic earnings per common share	$0.31	$2.73	$(2.04)	$3.14

Diluted earnings per common share	$0.31	$2.72	$(2.04)	$3.14

The following potential common shares were excluded from diluted earnings per share for the nine months ended September 30, 2013 as the Company had a net loss for the period and their inclusion would have been anti-dilutive:  12,847 related to stock awards, and 1,256 for outstanding warrants to purchase the Company’s stock, respectively.

The Company identified an error relating to Basic and Diluted Net Loss per share amounts of $1.14 and $2.32 for the three and the six month periods ended June 30, 2013, respectively, as previously reported in the June 30, 2013 Form 10-Q.  The error understated Basic and Diluted Net Loss per share by $0.02 per share in each of the respective periods. Management evaluated the impact of the error on the previously reported financial statements and concluded the impact was not material to the financial statements for the three and six month periods ended June 30, 2013 taken as a whole.  However, Management has elected to revise the per share amounts to correct for the impact of this error.  Basic and Diluted Net Loss per share amounts of $1.16 and $2.34 for the three and six month periods ended June 30, 2013, respectively, will be presented when they are next filed in the Company’s quarterly financial statements on Form 10-Q for the period ending June 30, 2014.

Note 14 — Income Taxes

Based on the Company’s analysis of any potential uncertain income tax positions, the Company concluded that it does not have any uncertain tax positions that meet the recognition or measurement criteria as of September 30, 2013.  In the event that the Company incurs income tax related interest and penalties, the Company’s policy is to classify them as a component of provision for income taxes.

Note 15 — Contingencies

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. Management is not aware of any material contingencies as of September 30, 2013.

ITEM 2.                Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING INFORMATION

The Company makes forward-looking statements herein and will make forward-looking statements in future filings with the Securities and Exchange Commission (the “SEC”), press releases or other written or oral communications within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  For these statements, the Company claims the protections of the safe harbor for forward-looking statements contained in such sections.  Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond the Company’s control.  These forward-looking statements include information about possible or assumed future results of the Company’s business, financial condition, liquidity, results of operations, plans and objectives.  When the Company uses the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions, the Company intends to identify forward-looking statements.  Statements regarding the following subjects, among others, may be forward-looking: market trends in the Company’s industry, interest rates, real estate values, the debt securities markets, the U.S. housing market or the general economy or the demand for residential and/or commercial mortgage loans; the Company’s business and investment strategy; the Company’s projected operating results; actions and initiatives of the U.S. Government and changes to U.S. Government policies and the execution and impact of these actions, initiatives and policies; the state of the U.S. economy generally or in specific geographic regions; economic trends and economic recoveries; the Company’s ability to obtain and maintain financing arrangements, including securitizations; the current potential return dynamics available in mortgage-backed securities (“MBS”), including residential mortgage-backed securities (“RMBS”) and commercial mortgage-backed securities (“CMBS”) (as defined herein); the level of government involvement in the U.S. mortgage market; the anticipated default rates on Agency and Non-Agency MBS (as defined herein); the loss severity on Non-Agency MBS; the return of the Non-Agency MBS securitization market; general volatility of the securities markets in which the Company participates; changes in the value of the Company’s assets; the Company’s expected portfolio of assets; the Company’s expected investment and underwriting process; interest rate mismatches between the Company’s assets and any borrowings used to fund such assets; changes in interest rates and the market value of the Company’s assets; changes in prepayment rates on the Company’s assets; effects of hedging instruments on the Company’s assets; rates of default or decreased recovery rates on the Company’s assets; the degree to which the Company’s hedging strategies may or may not protect the Company from interest rate volatility; impact of and changes in governmental regulations, tax law and rates, accounting guidance and similar matters; the Company’s ability to maintain the Company’s qualification as a real estate investment trust for U.S. federal income tax purposes; the Company’s ability to maintain its exemption from registration under the Investment Company Act of 1940, as amended (the “1940 Act”); the availability of opportunities to acquire Agency MBS, Non-Agency MBS, CMBS, residential mortgage loans and other mortgage assets; the availability of qualified personnel; estimates relating to the Company’s ability to make distributions to its stockholders in the future; and the Company’s understanding of its competition.

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

The following defines certain of the commonly used terms in the Management’s Discussion and Analysis of Financial Condition and Results of Operations: “Agency” or “Agencies” refer to a federally chartered corporation, such as the Federal National Mortgage Association (“Fannie Mae” or “FNMA”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac” or “FHLMC”), or an agency of the U.S. Government, such as the Government National Mortgage Association (“Ginnie Mae” or “GNMA”); references to “MBS” refer to mortgage-backed securities, including residential mortgage-backed securities or “RMBS”, commercial mortgage-backed securities or “CMBS”, and “Interest-Only Strips” (as defined herein); “Agency MBS” refer to RMBS, CMBS and Interest-Only Strips issued or guaranteed by the Agencies while “Non-Agency MBS “ refer to RMBS, CMBS and Interest-Only Strips that are not issued or guaranteed by the Agencies; references to “ARMs” refers to adjustable rate mortgages; and references to “Interest-Only Strips” refer to interest-only(“IO”) and inverse interest-only (“IIO”) securities issued as part of or collateralized with MBS.

Overview

Western Asset Mortgage Capital Corporation (the “Company” unless otherwise indicated or except where the context otherwise requires “we”, “us” or “our”) is primarily focused on investing in, financing and managing Agency RMBS. While our core investment strategy is focused on Agency RMBS, we have supplemented our portfolio with Non-Agency RMBS as well Agency and Non-Agency CMBS.  Under current market conditions, we expect to expand our investment in Non-Agency RMBS and Agency and Non-Agency CMBS in the future.  In addition, we may opportunistically invest in asset-backed securities (“ABS”), as well. We finance our investments primarily through the use of repurchase agreements.

We were organized as a Delaware corporation on June 3, 2009, but did not commence operations until the completion of our IPO on May 15, 2012. We operate and have elected to be taxed as a real estate investment trust (“REIT”), commencing with our taxable year ended December 31, 2012. We generally will not be subject to U.S. federal income taxes on our taxable income to the extent that we annually distribute all of our net taxable income to stockholders and maintain our qualification as a REIT. We also operate our business in a manner that will permit us to maintain our exemption from registration under the Investment Company Act of 1940 (“1940 Act”).

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

We have invested the proceeds of our IPO, concurrent private placements and follow-on public offerings primarily in Agency RMBS, including Mortgage pass-through certificates, Agency Interest-Only Strips, Agency Inverse Interest-Only Strips, and Agency CMOs.   We have also invested in Non-Agency RMBS and, more recently to a lesser extent, Agency and Non-Agency CMBS.  In addition, we have used “to-be-announced” forward contracts, or TBAs, in order to invest in Agency RMBS. Pursuant to these TBAs, we agree to purchase or deliver in the future Agency RMBS with certain principal and interest terms.  At September 30, 2013, our portfolio was comprised of approximately $3.3 billion of Agency RMBS, approximately $266.8 million of Non-Agency RMBS, and approximately $23.8 million of Agency and Non-Agency CMBS.

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

As of September 30, 2013, we had entered into master repurchase agreements with 18 counterparties. As of September 30, 2013, we had approximately $3.3 billion of borrowings, outstanding under our repurchase agreements collateralized by approximately $3.6 billion of MBS. In addition, at September 30, 2013, December 31, 2012, and September 30, 2012, we held securities of approximately $11.7 million, $2.6 million, and $16.8 million, respectively, received as collateral from our repurchase agreement counterparties to satisfy margin requirements.

We have entered into swaps to effectively fix (for the life of the swap) the floating interest rate of approximately $2.7 billion of borrowings under our repurchase agreements.  As of September 30, 2013, our aggregate debt-to-equity ratio was approximately 8.1 to 1.

Recent Market Conditions and Strategy

Our business is affected by general U.S. real estate fundamentals and the overall U.S. economic environment. In particular, our strategy is influenced by the specific characteristics of these markets, including prepayment rates and interest rate levels. We expect the results of our operations to be affected by various factors, many of which are beyond our control. Our results of operations will primarily depend on, among other things, the level of our net interest income, the market value of our investment portfolio and the supply of and demand for mortgage-related securities. Our net interest income, which includes the amortization of purchase premiums and accretion of discounts, will vary primarily as a result of changes in interest rates, borrowing costs, and prepayment speeds on our MBS investments, which is a measurement of how quickly borrowers pay down the unpaid principal balance on their mortgage loans.

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

In addition to maintaining its accommodative position with regard to the federal funds rate, the Federal Reserve Board has also implemented a number of strategies in an effort to apply increased downward pressure on longer-term interest rates in an effort to improve broader financial conditions.  In September 2011, the Federal Reserve Board announced that it would purchase $400 billion of Treasury securities with remaining maturities of six to thirty years and sell an equal amount of Treasury securities with remaining maturities of three years or less.  This program, commonly referred to as “Operation Twist”, was subsequently extended in June 2012 for the balance of 2012.  In a press release issued on September 13, 2012, the Federal Reserve announced further market intervention, agreeing to purchase $40 billion a month of Agency MBS.  This program generally referred to as “QE3”, was in addition to the Federal Reserve continuing to reinvest the $45 billion of monthly principal payments it receives from its holdings of Agency debt and Agency MBS in new Agency MBS.  The $85 billion of combined monthly purchases by the Federal Reserve of Agency MBS far exceeded monthly Agency MBS origination at such time and continues to far exceed current originations.  In December 2012, the Federal Reserve expanded QE3 to include the monthly purchase of $45 billion of Treasury Securities as well.

As recently as May 1, 2013, the Federal Reserve reaffirmed its intention to continue QE3 by announcing that it would maintain its current policy of reinvesting principal payments received on its Agency debt and MBS in new Agency MBS and purchase an additional $40 billion of Agency MBS and $45 billion of Treasury securities a month.  In the press release issued subsequent to its two day policy meeting, the Federal Reserve stated that it would continue its purchases of Agency MBS and Treasury securities and that it was prepared to increase or reduce the pace of its purchases based on the outlook for the labor market and inflation.  At the time of this announcement, the yield on the ten-year U.S. Treasury reached its low for 2013 of 1.66%.  Over the ensuring three weeks, the yield on the ten-year U.S Treasury increased by 0.30% approaching 2.00%.  In his May 22, 2013 testimony to Congress, Federal Reserve Chairman Ben Bernanke reiterated the intention of the Federal Reserve to maintain the federal funds rate between 0.00% and 0.25% as long as the unemployment rate remained above 6.5% and inflation remained below 2%.  He added that the Federal Reserve would continue to evaluate the amount of Agency MBS and Treasury securities that it would purchase based on the economic data received.  During the question and answer session, Chairman Bernanke added that if the economy continued to improve, it was possible that the Federal Reserve could begin to reduce its purchases over the next few months.

In the press release issued on June 19, 2013 at the conclusion of its two day policy meeting, the Federal Reserve acknowledged that while economic activity had expanded, unemployment remained high and inflation remained low.  Accordingly, it would continue its accommodative monetary policy, maintaining the federal funds rate between 0.00% and 0.25% and its purchase of Agency MBS and Treasury securities, but was evaluating economic data to determine if adjustments to the amount of its purchases were indicated.  The market interpreted this statement as an announcement by the Federal Reserve that it was planning on reducing or “tapering” its purchases of Agency MBS and Treasury securities in the coming months, causing the yield on the 10-year U.S. Treasury to rise above 2.50% and spreads on Agency MBS widen substantially.  As a result, the value of our twenty and thirty year fixed rate Agency MBS portfolio was significantly reduced.  In addition, we also incurred a reduction in the market value of our Non-Agency MBS.  While the reduction in market value of our Agency and Non-Agency MBS as partially offset by an increase in the value of our interest swaps and swaptions, we did incur margin calls with respect to our repurchase agreements which required us to post additional collateral, securities and/or cash, with our counterparties.

Despite the market’s anticipation of the near term commencement of tapering, the Federal Reserve at its July 30-31, 2013 meeting, elected to continue its purchasing of additional Agency MBS and U.S. Treasury securities.  The press release issued at the conclusion of the meeting stated the following:

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

By September 2013, in anticipation of the Federal Reserve tapering its purchases of Agency MBS and longer-term U.S. Treasuries, the yield on the ten-year U.S Treasury exceeded 3.00% on an intraday basis.  Defying market expectations, the Federal Reserve announced at the conclusion of the September Federal Open Market Committee meeting that it would continue its current level of purchases of Agency MBS and longer-term Treasury securities as well as continue to reinvest principal payments received on Agency debt and Agency MBS in Agency MBS.  In its September 18, 2013 press release, the Federal Reserve stated that it would continue its purchases of Treasury and Agency MBS until the outlook for the labor market improved substantially.  It is also reaffirmed its position that a highly accommodative monetary policy with a targeted federal funds rate of 0.00% to 0.25% would be appropriate for a considerable time after the conclusion of the asset purchase program, or QE3, and the economic recovery strengthens.  The announcement by the Federal Reserve of no immediate tapering caused the yield on the ten-year U.S Treasury to fall to 2.69%, and the market value of our Agency and Non-Agency MBS to appreciate significantly, a portion of which was offset by the reduction in the value of our interest rate swaps.

It is our Manager’s view that while recent economic data suggests an improvement in U.S. economic growth, the significant mortgage debt burden, run-off of fiscal stimulus and budget discipline at both the U.S. federal and state level will serve as an impediment to real GDP and employment growth during the balance of 2013.  The partial shut-down of the Federal government at the beginning of October and the nomination of Janet Yellen to replace Ben Bernanke as chairman of the Federal Reserve has extended the anticipated date of the commencement of tapering to the first quarter of 2014 at the earliest.  Recent headline inflation data continues to relatively modest. While there is a risk that interest rates do continue to increase, our Manager believes core rates will be range bound, largely due to a plentiful supply of labor, thereby effectively eliminating wage pressure, and low rates of resource utilization. For these reasons, and considering its dual mandate to manage both inflation and unemployment, we believe that the Federal Reserve policy will be very data dependent with respect to unwinding any form of monetary stimulus now in effect.  We expect this type of muted recovery to keep the yield curve relatively steep.

Toward the end of 2012, our Manager established a small position of Non-Agency RMBS.  Our Manager believes that Non-Agency RMBS offer good risk adjusted returns and can serve as a diversifying hedge as home prices continue to rise and when the Federal Reserve does eventually taper.  During the nine months ended September 30, 2013, our Manager increased our position in Non-Agency RMBS and purchased approximately $23.8 million of Agency and Non-Agency CMBS consisting of approximately $11.9 million Interest-Only Strips the underlying collateral of which is Ginnie Mae project loans, approximately $3.6 million Interest-Only Strips that are classified as derivatives the underlying collateral of which is a Freddie multifamily loan and approximately $8.3 million Non-Agency CMBS the underlying collateral of which is small multifamily properties.  Over time, and depending on the overall MBS investment environment, our Manager anticipates that our investment in these types of mortgage-backed securities is likely to increase.  Currently, the primary funding source for such incremental investments is principal payments received on the existing portfolio combined with proceeds from repurchase agreements.  The primary funding source for these investments may change in the future.

We believe investors continue to seek incremental spreads relative to U.S. Treasury Notes in a low yield environment and financial institutions continue to prefer high quality, liquid Agency RMBS. Yield spreads on Agency RMBS have increased and have become even more attractive relative to historical spread levels. As the capital markets have recovered, commercial banks have re-entered and continue to support the secured lending market, which has quickened the pace of asset recovery, and the return to more normalized credit spreads. Financing of Agency and Non-Agency MBS is currently widely available through, among other vehicles, repurchase agreements. Haircuts, or the discount attributed to the value of securities sold under repurchase agreements, ranging from a low of 3.0% to a high of 5.5% for Agency RMBS, depending on the specific security used as collateral for such repurchase agreements, while haircuts for IOs and IIOs can be as high as 30% and haircuts for Non-Agency RMBS and Agency and Non-Agency CMBS ranging from a low of 15% to a high of 45%.  Even during the recent market volatility, such financing remained readily available.  Notwithstanding the foregoing, such financing may not be as readily available in times of such volatility in the future.

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

We rely on our Manager’s expertise in asset allocation and identifying attractive assets within our investment strategy. Although our core investment strategy is currently focused primarily on Agency RMBS, our Manager’s expertise in related investment disciplines such as Non-Agency RMBS, Agency and Non-Agency CMBS, and ABS provides our Manager with both: (i) valuable investment insights to our Agency RMBS investment selection and strategy; and (ii) flexibility to invest in assets other than Agency RMBS as market conditions warrant.

We currently primarily purchase and sell Agency RMBS.  We have also invested in Non-Agency RMBS and, more recently and to a lesser extent, Agency and Non-Agency CMBS.  Under current market conditions, we expect to expand our purchase of Non-Agency RMBS as well as Agency and Non-Agency CMBS and, potentially, ABS in the future. Our Manager has not and does not expect to purchase securities on our behalf with a view to selling them shortly after purchase.  The allocation to Non-Agency RMBS, Agency and Non-Agency CMBS and ABS may vary from the target ranges identified for these asset classes at the time of our initial public offering.  However, in order to maximize risk adjusted returns and manage portfolio risk while remaining opportunistic, we   evaluate our portfolio on a periodic basis and, as a result, may dispose of securities earlier than anticipated or hold securities longer than anticipated depending upon prevailing market conditions, credit performance, availability of leverage or other factors regarding a particular security or our capital position.

Our Target Assets

We have invested the proceeds of our IPO, concurrent private placements and follow-on public offering and expect to continue to focus on investing in the following types of securities:

Agency RMBS - Agency RMBS, which are RMBS for which the principal and interest payments are guaranteed by a U.S. Government agency, such as Government National Mortgage Association (“GNMA”), or a U.S. Government-sponsored entity, such as Federal National Mortgage Association (“FNMA”) or Federal Home Loan Mortgage Corporation (“FHLMC”).  The Agency RMBS we acquire can be secured by fixed-rate mortgages, adjustable-rate mortgages or hybrid adjustable-rate mortgages. Fixed-rate mortgages have interest rates that are fixed for the term of the loan and do not adjust. The interest rates on adjustable-rate mortgages generally adjust annually (although some may adjust more frequently) to an increment over a specified interest rate index. Hybrid adjustable-rate mortgages have interest rates that are fixed for a specified period of time (typically three, five, seven or ten years) and, thereafter, adjust to an increment over a specified interest rate index. Adjustable-rate mortgages and hybrid adjustable-rate mortgages generally have periodic and lifetime constraints on the amount by which the loan interest rate can change on any predetermined interest rate reset date.  As of September 30, 2013, all of our Agency RMBS are secured by fixed-rate mortgages.

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

Interest-Only Strips or IOs. - This type of security only entitles the holder to interest payments. The yield to maturity of Interest-Only Strips is extremely sensitive to the rate of principal payments (particularly prepayments) on the underlying pool of mortgages. We invest in these types of securities primarily to take advantage of particularly attractive prepayment-related or structural opportunities in the MBS markets, as well as to help manage the duration of our overall portfolio.  To date, the underlying collateral for the vast majority of our Agency IO’s is Agency residential mortgages, however, during the three months ended September 30, 2013, we did acquire two Agency IO’s with a market value of approximately $11.8 million as of September 30, 2013, in which the underlying collateral consisted of Ginnie Mae project loans and one Agency IO accounted for as a derivative with a market value of approximately $3.6 million as of September 30, 2103, in which the underlying collateral consisted of a Freddie multifamily loan.

Inverse Interest-Only Strips or IIOs. - This type of security has a coupon with an inverse relationship to its index and is subject to caps and floors. Inverse Interest-Only MBS entitles the holder to interest only payments based on a notional principal balance, which is typically equal to a fixed rate of interest on the notional principal balance less a floating rate of interest on the notional principal balance that adjusts according to an index subject to set minimum and maximum rates. The value of Inverse Interest-Only MBS will generally decrease when its related index rate increases and increase when its related index rate decreases.  As of September 30, 2013, the underlying collateral for our IIOs consisted solely of residential mortgages.

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

Collateralized Mortgage Obligations or CMOs. - CMOs are securities that are structured from mortgage pass-through certificates, which receive monthly payments of principal and interest. CMOs divide the cash flows which come from the underlying mortgage pass-through certificates into different classes of securities that may have different maturities and different weighted average lives than the underlying pass-through certificates.

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

Agency CMBS. - We may also invest in fixed and floating rate commercial mortgage-backed securities, or CMBS, for which the principal and interest payments are guaranteed by a U.S. Government agency or U.S. Government-sponsored entity, but for which the underlying mortgage loans are secured by real property other than single family residences. These may include, but are not limited to Fannie Mae DUS (Delegated Underwriting and Servicing) MBS, Freddie Mac Multifamily Mortgage Participation Certificates and Ginnie Mae project loan pools, and/or CMOs structured from such collateral.  During the three months ended September 30, 2013, as provided above we acquired two Agency IOs with a value of approximately $11.9 million as of September 30, 2013 in which the underlying collateral consisted of Ginnie Mae project loans.

Non-Agency CMBS. - Fixed and floating rate CMBS for which the principal and interest payments are not guaranteed by a U.S. Government agency or U.S. Government-sponsored entity with an emphasis on securities that when originally issued were rated in the highest rating category by one or more of the nationally recognized statistical rating organizations. We have not established a minimum current rating requirement.  During the three months ended September 30, 2013, we acquired one Non-Agency CMBS security with a market value of approximately $8.3 million as of September 30, 2013 in which the underlying collateral consisted of multi-family properties.

Agency and Non-Agency CMBS IO and IIO Securities. — Interest-Only and Inverse Interest-Only securities for which the underlying collateral is commercial mortgages the principal and interest on which may or may not be guaranteed by a U.S Government agency or U.S. Government-sponsored entity.  Unlike single family residential mortgages in which the borrower, generally, can prepay at any time, commercial mortgages frequently limit the ability of the borrower to prepay, thereby providing a certain level of prepayment protection.  Common restrictions include yield maintenance and prepayment penalties, the proceeds of which are generally at least partially allocable to these securities, as well as defeasance.

Our primary investment strategy continues to focus on Agency RMBS.  As discussed above, we have supplemented our portfolio with Non-Agency RMBS and Agency and Non-Agency CMBS and are likely to expand our investments in these securities in the future.  In addition, we may also invest in asset-backed securities or “ABS” which we describe below.  The allocation to Non-Agency RMBS, Agency and Non-Agency CMBS and ABS may vary from the target ranges identified for these asset classes at the time of our initial public offering.

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

As of September 30, 2013, the fair value of our investment portfolio was comprised of approximately 91.8% of Agency RMBS, 7.5% of Non-Agency RMBS, and the balance Agency and Non-Agency CMBS, including IO and IIO securities.

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

We fund the acquisition of our assets through the use of leverage from a number of financing sources, subject to maintaining our qualification as a REIT. We finance purchases of MBS primarily through the use of repurchase agreements.

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

The costs associated with our borrowings are generally based on prevailing market interest rates. During a period of rising interest rates, our borrowing costs generally will increase while the yields earned on our existing portfolio of leveraged fixed-rate MBS will remain static. This could result in a decline in our net interest spread and net interest margin. The severity of any such decline would depend on our asset/liability composition at the time, as well as the magnitude and duration of the interest rate increase. Further, an increase in short-term interest rates could also have a negative impact on the market value of our assets. If either of these events happens, we could experience a decrease in net income or incur a net loss during these periods, which could adversely affect our liquidity and results of operations.

We expect to maintain a debt to equity ratio of six to ten times the amount of our stockholders’ equity, although there is no minimum or maximum leverage that our investment policies explicitly require. To the extent the Agency percentage of our portfolio decreases, our overall leverage is likely to decrease.  Depending on the different cost of borrowing funds at different maturities, we will vary the maturities of our borrowed funds to attempt to produce lower borrowing costs and reduce interest rate risk. We enter into collateralized borrowings only with institutions that are rated investment grade by at least one nationally-recognized statistical rating organization.  We rely on financing to acquire, on a leveraged basis, assets in which we invest. If market conditions deteriorate, our lenders may exit the repurchase market, and tighten lending standards, or increase the amount of equity capital required to obtain financing making it more difficult and costly for us to obtain financing.

For the three and nine months ended September 30, 2013, we financed our MBS with repurchase agreements, on a debt-to-equity basis, averaging approximately eight to ten times leverage throughout these periods. In the future, we may, however, be limited or restricted in the amount of leverage we may employ by the terms and provisions of any financing or other agreements, and may be subject to margin calls as a result of our financing activity.  We had an aggregate debt-to-equity ratio, related to our repurchase agreements of approximately 8.1 to 1, and 9.2 to 1 at September 30, 2013 and December 31, 2012, respectively.

We initially financed our MBS with repurchase agreement financing with maturities from one to three months, but in some cases longer. At September 30, 2013, we had entered into master repurchase agreements with 18 counterparties. We had approximately $3.3 billion and $4.8 billion outstanding under our repurchase agreements at September 30, 2013 and December 31, 2012, respectively.

Our Hedging Strategy

Subject to maintaining our qualification as a REIT for U.S. federal income purposes, we pursue various economic hedging strategies to seek to reduce our exposure to adverse changes in interest rates.  The U.S. federal income tax rules applicable to REITs may require us to implement certain of these techniques through a domestic taxable REIT subsidiary (“TRS”) that is fully subject to federal corporate income taxation. At this time we do not utilize a domestic TRS, although we may consider doing so in future.  Our hedging activity varies in scope based on the level and volatility of interest rates, the type of assets held and other changing market conditions.  As of September 30, 2013, we entered into swaps designed to mitigate the effects of increases in interest rates under a portion of our repurchase agreements.  These swaps generally provide for fixed interest rates indexed off of the London interbank offered rate or LIBOR and effectively fix the floating interest rates on approximately $2.7 billion of borrowings under our repurchase agreements.  To date, we have not elected to apply hedge accounting for our derivatives and, as a result, we record the change in fair value of our derivatives and the associated interest in earnings.

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

Revision of Previously Issued Financial Statements for Errors Affecting Certain Items Presented in the Statements of Operations and Statements of Cash Flows

As previously reported in our annual report on Form 10-K for 2012, during the process of preparing our 2012 financial statements, we discovered that the methodology that was used to accrete interest income and to amortize the cost basis of certain of our residential mortgage backed securities, which was based on a third party vendor’s system, as well as the presentation with regard to certain items in its Statement of Cash Flows was not in accordance with GAAP. We evaluated the impact of these errors and concluded that individually and in the aggregate, these errors were not material to any previously issued financial statements. However, we elected to revise the Statements of Operations for the three months ended September 30, 2012 and for the period from May 15, 2012 (commencement of operations) through September 30, 2012, and the Statements of Cash Flows for the period from May 15, 2012 (commencement of operations) through September 30, 2012 in this quarterly financial statements on Form 10-Q to correct these errors. The corrections resulted in a reclassification of a portion of our previously reported net interest income to realized and unrealized gains, and certain amounts previously reflected in operating cash flows to investing cash flows. These revisions had no effect on net income, shareholders’ equity, net change in cash, or total assets, of the Company reported for this period. See Notes to Financial Statements - Note 2 for complete details.

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

Investments

We elected the fair value option for all of our MBS and other securities at the date of purchase, which permits us to measure these securities at fair value with the change in fair value included as a component of earnings.  We record interest using the effective interest method for all our MBS accounted for under the fair value option.  As such, premiums and discounts are amortized or accreted into interest income and are included in Interest income in the Statement of Operations.

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

Valuation techniques for MBS may be based upon models that consider the estimated cash flows of the security. The primary inputs to the model include yields for to-be-announced (also known as TBAs) Agency RMBS, the U.S. Treasury market and floating rate indices such as LIBOR, the Constant Maturity Treasury rate and the prime rate as a benchmark yield. In addition, the model may incorporate the current weighted average maturity and additional pool level information such as prepayment speeds, default frequencies and default severities, if applicable. To the extent, the inputs are observable and timely, the values are categorized in Level II of the fair value hierarchy; otherwise, unless alternative pricing information as described is available, they would be categorized as Level III.

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

We generally receive one independent pricing service price for each investment in our portfolio.  Our Manager has established a process to review and validate the pricing received from the independent pricing service and has a process for challenging prices received from the independent pricing service when necessary.  The Company utilizes our Manager’s policies in this regard.  Our and our Manager’s review of the independent third party pricing data may consist of a review of the daily change in the prices provided by the independent pricing vendor which exceed established tolerances or comparisons to executed transaction prices.  Our Manager’s pricing group, which functions independently from its portfolio management personnel, corroborates the price differences or changes in price by comparing the vendor price to alternate sources including other independent pricing services or broker quotations.  If the price change or difference cannot be corroborated, the Manager’s pricing group consults with the portfolio management team for market color in reviewing such pricing data as warranted.  To the extent that our Manager has information, typically in the form of broker quotations that would indicate that a price received from the independent pricing service is outside of a tolerance range, our Manager generally challenges the independent pricing service price.

To ensure proper fair value hierarchy, we and our Manager review the methodology used by the third party pricing service to understand whether observable market data is being utilized in the vendor’s pricing methodology.  Generally, this review is conducted annually, however ad-hoc reviews of the pricing methodology and the data does occur.  The review of the assumptive data received from the vendor includes comparing key inputs.  In addition, as part of our regular review of pricing, our Manager’s pricing group may have informal discussions with the independent pricing vendor regarding their evaluation methodology or the market data utilized in their determination. The conclusion that a price should be overridden in accordance with our Manager’s pricing methodology may impact the fair value hierarchy of the security for which such price has been adjusted.

Linked transactions

In instances where we acquire assets through repurchase agreements with the same counterparty from whom the assets were purchased, we will evaluate such transactions under GAAP. Under current guidance, the initial transfer of a financial asset and repurchase financing that are entered into contemporaneously with, or in contemplation of, one another will be considered linked unless all of the required criteria for “gross” or separate treatment are met at the inception of the transaction. If the transaction meets all of the conditions required for gross or separate treatment, the initial transfer will be accounted for separately from the repurchase financing, and we will record the asset and the related financing on a gross basis on our Balance Sheet with the corresponding interest income and interest expense in our statements of operations. If the transaction is determined to be linked, we will record the initial transfer and repurchase financing on a net basis and record a forward commitment to purchase the asset as a derivative instrument with changes in market value being recorded on the Statement of Operations. Such forward commitments are recorded at fair value with subsequent changes in fair value recognized in income. The analysis of transactions under these rules requires assumptions based on management’s judgment and experience.  The FASB recently announced that they are in the process of reviewing the current guidance pertaining to linked transactions.

Interest income recognition and Impairment

Agency MBS and Non-Agency MBS excluding Interest-Only Strips, rated AA and higher at the time of purchase

Interest income on mortgage-backed securities is accrued based on the respective outstanding principal balances and their corresponding contractual terms. Premiums and discounts associated with Agency MBS and Non-Agency MBS, excluding Interest-Only Strips, rated AA and higher at the time of purchase are amortized into interest income over the estimated life of such securities using the effective yield method.  Adjustments to premium and discount amortization are made for actual prepayment activity. On at least a quarterly basis, we estimate prepayments for our securities and, as a result, if prepayments increase (or are expected to increase), we will accelerate the rate of amortization on premiums or discounts and make a retrospective adjustment to historical amortization. Alternatively, if prepayments decrease (or are expected to decrease) we will reduce the rate of amortization on the premiums or discounts and make a retrospective adjustment to historical amortization.

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

Non-Agency MBS that are rated below AA at the time of purchase and Interest-Only and Inverse Interest-Only Strips that are not classified as derivatives

Interest income on Non-Agency MBS that are rated below AA at the time of purchase and Interest-Only and Inverse Interest-Only Strips that are not classified as derivatives, are recognized based on the effective yield method.  The effective yield on these securities is based on the projected cash flows from each security, which is estimated based on our observation of the then current market information and events and will include assumptions related to interest rates, prepayment rates and the timing and amount of credit losses.  On at least a quarterly basis, we review and, if appropriate, make adjustments to our cash flow projections based on input and analysis received from external sources, internal models, and our judgment about interest rates, prepayment rates, the timing and amount of credit losses (if applicable), and other factors. Changes in cash flows from those originally projected, or from those estimated at the last evaluation, may result in a prospective change in the yield/interest income recognized on such securities. Actual maturities of the securities are affected by the contractual lives of the associated mortgage collateral, periodic payments of scheduled principal, and prepayments of principal. Therefore, actual maturities of the securities will generally be shorter than stated contractual maturities.

Based on the projected cash flows from any Non-Agency MBS, which we may purchase at a discount to par value, a portion of the purchase discount may be designated as credit protection against future credit losses and, therefore, not accreted into interest income.  The amount designated as credit discount may be adjusted over time, based on the actual performance of the security, its underlying collateral, actual and projected cash flow from such collateral, economic conditions and other factors. If the performance of a security with a credit discount is more favorable than forecasted, a portion of the amount designated as credit discount may be accreted into interest income prospectively.

In addition, an other-than-temporary impairment is deemed to have occurred when there is an adverse change in the expected cash flows (principal or interest) to be received and the fair value of the beneficial interest is less than its carrying amount. In determining whether an adverse change in cash flows occurred, the present value of the remaining cash flows, as estimated at the initial transaction date (or the last date previously revised), is compared to the present value of the expected cash flows at the current reporting date.  The estimated cash flows reflect those a “market participant” would use and are discounted at a rate equal to the current yield used to accrete interest income. These adjustments are reflected in our Statement of Operations as Other loss on Mortgage-backed securities.

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

GAAP requires an entity to recognize all derivatives as either assets or liabilities on the Balance Sheet and to measure those instruments at fair value.  Fair value adjustments are recorded in earnings immediately, if the reporting entity does not elect hedge accounting for a derivative instrument.

We elected not to apply hedge accounting for these derivative instruments and record the change in fair value and net interest rate swap payments (including accrued amounts) related to interest rate swaps in Gain (loss) on derivative instruments, net in our Statement of Operations.

We also invest in Agency and Non-Agency Interest-Only Strips, Agency and Non-Agency Inverse Interest-Only Strips, swaptions and TBAs. In determining the classification of our IO and IIO securities, we evaluate the securities to determine if the nature of the cash flows has been altered from that of the underlying mortgage collateral. Generally, those IOs and IIOs for which the security represents a strip off of a mortgage pass through security will be considered a hybrid instrument classified as a MBS investment on our Balance Sheet utilizing the fair value option. Alternatively, those IOs and IIOs, for which the underlying mortgage collateral has been included into a structured security that alters the cash flows from the underlying mortgage collateral as well as TBAs are accounted for at fair value with such changes recognized in Gain (loss) on derivative instruments, net in our Statement of Operations, along with any interest income (including accrued amounts).  The carrying value of these Interest-Only Strips, Inverse Interest-Only Strips and TBAs is included in Mortgage-backed securities on the Balance Sheet.

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

Income taxes

We operate and have elected to be taxed as a REIT commencing with our taxable year ended December 31, 2012. Accordingly, we will generally not be subject to corporate U.S. federal or state income tax to the extent that we make qualifying distributions to our stockholders, and provided that we satisfy on a continuing basis, through actual investment and operating results, the REIT requirements including certain asset, income, distribution and stock ownership tests. If we fail to qualify as a REIT, and do not qualify for certain statutory relief provisions, we will be subject to U.S. federal, state and local income taxes and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year in which we lost our REIT qualification. Accordingly, our failure to qualify as a REIT could have a material adverse impact on our results of operations and amounts available for distribution to our stockholders.

Our dividends paid deduction for qualifying dividends paid to our stockholders is computed using our taxable income as opposed to net income reported on the financial statements. Taxable income, generally, will differ from net income reported on the financial statements because the determination of taxable income is based on tax provisions and not financial accounting principles.

We may elect to treat certain of our subsidiaries as TRSs. In general, a TRS of ours may hold assets and engage in activities that we cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business. A TRS is subject to U.S. federal, state and local corporate income taxes.  While a TRS will generate net income, a TRS can declare dividends to us, which will be included in our taxable income and necessitate a distribution to our stockholders. Conversely, if we retain earnings at the TRS level, no distribution is required and we can increase book equity of the consolidated entity.  As of September 30, 2013, we did not have a TRS, or any other subsidiary.

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

Recent accounting pronouncements

Accounting Standards Adopted in 2013

In December 2011, the FASB issued guidance requiring additional disclosure information about offsetting and related arrangements.  Further in December 2012, the FASB proposed an update intended to address implementation of the December 2011 guidance. In January 2013, the FASB issued guidance to limit the scope of the new balance sheet and offsetting disclosure requirements of prior guidance related to certain derivatives (including bifurcated embedded derivatives), repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions. Entities will be required to disclose both gross information and net information about both instruments and transactions eligible for offset in the balance sheet as well as instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements, reverse sale and repurchase agreements, and securities lending arrangements. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards. The guidance is effective for periods beginning on or after January 1, 2013 and interim periods within those annual periods. While this guidance may result in certain additional disclosures, it did not have a material impact on our financial statements.

Results of Operations

The following discussion of our results of operations highlights our performance for the three and nine months ended September 30, 2013, for the three months ended September 30, 2012 and for the period from May 15, 2012 (commencement of operations) through September 30, 2012.

Investments

The following table presents certain information about our MBS investment portfolio at September 30, 2013, which is a Non-GAAP measure due to the inclusion of our Linked Transactions, in order to present a complete economic presentation of our MBS portfolio, which is reconciled to GAAP below, as follows (dollars in thousands):

	Principal Balance	Unamortized Premium (Discount)	Discount Designated as Credit Reserve and OTTI	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value	Net Weighted Average Coupon (1)
Agency RMBS
20-Year Mortgage
Coupon Rate:
3.00%	$540,232	$26,543	$—	$566,775	$(24,530)	$542,245	3.0%
3.50%	101,831	6,624	—	108,455	(2,520)	105,935	3.5%
4.00%	38,703	4,166	—	42,869	(1,683)	41,186	4.0%
	680,766	37,333	—	718,099	(28,733)	689,366	3.1%
30-Year Mortgage
Coupon Rate:
3.50%	1,560,681	118,928	—	1,679,609	(95,885)	1,583,724	3.5%
4.00%	572,107	59,249	—	631,356	(30,267)	601,089	4.0%
5.50%	89,419	12,110	—	101,529	(1,989)	99,540	5.5%
6.00%	9,364	1,098	—	10,462	(141)	10,321	6.0%
	2,231,571	191,385	—	2,422,956	(128,282)	2,294,674	3.7%

Agency RMBS IOs and IIOs(2)	N/A	N/A	—	198,024	(988)	197,036	4.3%
Agency and Non-Agency IOs and IIOs accounted for as derivatives (2)(3)	N/A	N/A	—	N/A	N/A	95,433	4.8%
	N/A	N/A	—	198,024	(988)	292,469	4.5%

Non-Agency RMBS	401,748	(59,928)	(74,583)	267,237	(1,593)	265,644	1.1%

Agency and Non-Agency CMBS	11,979	(3,638)	—	8,341	(16)	8,325	1.6%
Agency and Non-Agency CMBS IOs and IIOs (2)	—	—	—	11,851	23	11,874	0.7%
Total: Non GAAP Basis-Including Linked Transaction	$3,326,064	$165,152	(74,583)	$3,626,508	$(159,589)	$3,562,352	3.6%
Linked Transactions	N/A	N/A	N/A	N/A	N/A	N/A	N/A %
Total: GAAP Basis-Excluding Linked Transaction	$3,326,064	$165,152	(74,583)	$3,626,508	$(159,589)	$3,562,352	3.6%

(1) Net weighted average coupon as of September 30, 2013 is presented net of servicing and other fees.

(2) Agency RMBS IOs and IIOs, Agency and Non-Agency IOs and IIOs, accounted for as derivatives, and CMBS IOs and IIOs have no principal balances and bear interest based on a notional balance.  The notional balance is used solely to determine interest distributions on interest-only class of securities. At September 30, 2013, the notional balance for Agency RMBS IOs and IIOs, for Agency and Non-Agency IOs and IIOs, accounted for as derivatives, and CMBS IOs was $1,129,576, $585,614, and $210,000, respectively.

(3) Interest on these securities is reported as a component of Gain (loss) on derivative instruments, net.

As of September 30, 2013 and December 31, 2012, our portfolio consisted primarily of fixed rate Agency RMBS which our Manager believes exhibit prepayment mitigation attributes, including Agency RMBS collateralized by low loan balances, loans where the underlying borrower is unable to access the Making Home Affordable Program, including the Home Affordable Refinance Program or HARP or loans which were not originated by third party originators or brokers.

The following table details the constant prepayment rates for our Agency portfolio as of September 30, 2013, based on our Manager’s estimates which are based on third party models, as adjusted by our Manager, and are updated quarterly on a prospective basis:

	Low	High
Constant Prepayment Rates
Agency RMBS
20-Year Mortgage	3.71%	8.83%
30-Year Mortgage	4.29%	42.53%
Agency RMBS IOs and IIOs	4.07%	24.56%
Agency IOs and IIOs accounted for as derivatives	3.72%	32.07%

Agency CMBS IOs	3.38%	3.81%

The following table details information for our Non-Agency portfolio at September 30, 2013, based on our Manager’s estimates which are based on third party models, as adjusted by our Manager, and are updated quarterly on a prospective basis:

	Cumulative Default		Cumulative Severity		Cumulative 5-Year CRR
	Low	High	Low	High	Low	High
Non-Agency RMBS	1.01%	66.76%	0.00%	89.84%	2.03%	9.21%
Non-Agency IOs and IIOs accounted for as derivatives	33.70%	33.70%	51.40%	51.40%	6.55%	6.55%
Non-Agency CMBS	13.37%	13.37%	34.13%	34.13%	12.44%	12.44%

Investment Activity

Agency and Non-Agency RMBS, Agency and Non-Agency CMBS, IO and IIO Securities and Other Securities.

The following tables present our MBS portfolio activity for the three and nine months ended September 30, 2013 (dollars in thousands):

	For the three months ended September 30, 2013
	Purchases	Principal Payments and Basis Recovery	Proceeds from Sales	Average Unlevered Yield
Agency RMBS and Agency RMBS IOs and IIOs	$8,354	$74,795	$652,521	3.23%
Agency RMBS Linked Transactions	—	—	—	—%
Total Agency RMBS	8,354	74,795	652,521	3.23%
Non-Agency RMBS	102,327	4,455	30,256	6.67%
Non-Agency RMBS Linked Transactions	19,614	96	—	8.21%
Total Non-Agency RMBS	121,941	4,551	30,256	6.74%
Agency CMBS and Agency CMBS IOs and IIOs	15,407	5	—	6.37%
Non-Agency CMBS	8,325	—	—	9.44%
Total CMBS	23,732	5	—	8.76%
Total MBS	$154,027	$79,351	$682,777	3.42%

	For the nine months ended September 30, 2013
	Purchases	Principal Payments and Basis Recovery	Proceeds from Sales	Average Unlevered Yield
Agency RMBS and Agency RMBS IOs and IIOs	$1,579,753	$226,559	$2,798,409	3.06%
Agency RMBS Linked Transactions	9,705	58	—	2.56%
Total Agency RMBS	1,589,458	226,617	2,798,409	3.06%
Non-Agency RMBS	278,398	9,662	97,440	6.24%
Non-Agency RMBS Linked Transactions	86,318	1,080	21,735	5.98%
Total Non-Agency RMBS	364,716	10,742	119,175	6.21%
Agency CMBS and Agency CMBS IOs and IIOs	15,407	5	—	6.37%
Non-Agency CMBS	8,325	—	—	9.44%
Total CMBS	23,732	5	—	8.76%
Total MBS	$1,977,906	$237,364	$2,917,584	3.19%

For the three and nine months ended September 30, 2013, we settled certain derivatives realizing a net loss of approximately $699 thousand and a net gain of approximately $1.7 million from the unlinking of securities previously accounted for as derivatives through linked transactions, respectively.

The following tables present our MBS portfolio activity for the three months ended September 30, 2012 and for the period from May 15, 2012 (commencement of operations) through September 30, 2012 (dollars in thousands):

	For the three months ended September 30, 2012
	Purchases	Principal Payments and Basis Recovery	Proceeds from Sales	Average Unlevered Yield
Agency RMBS	$3,360,943	$32,387	$657,463	2.59%
Non-Agency RMBS	—	—	—	—
Other Securities	—	—	—	—
Total MBS	$3,360,943	$32,387	$657,463	2.59%

	For the period from May 15, 2012 (commencement of operations) through September 30, 2012
	Purchases	Principal Payments and Basis Recovery	Proceeds from Sales	Average Unlevered Yield
Agency RMBS	$5,524,984	$40,786	$896,335	2.86%
Non-Agency RMBS	—	—	—	—
Other Securities	100,655		100,854	—
Total MBS	$5,625,639	$40,786	$997,189	2.86%

The following table presents the vintage of our MBS investment portfolio at September 30, 2013:

	2000	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013	Total
Agency RMBS
20-Year Mortgage	—	—	—	—	—	—	—	—	—	—	—	13.7%	5.8%	19.5%
30-Year Mortgage	—	—	—	—	—	0.3%	—	—	0.4%	2.3%	0.1%	48.8%	12.7%	64.6%
Agency Interest Only- Strips	—	—	0.1%	0.1%	0.1%	0.2%	—	0.4%	0.2%	0.1%	0.2%	4.1%	—	5.5%
Agency and Non-Agency Interest-Only Strips, accounted for as derivatives	0.3%	—	—	—	—	—	—	0.1%	—	0.4%	0.1%	1.2%	0.4%	2.5%
Non-Agency RMBS	—	0.1%	0.2%	0.4%	1.9%	2.8%	1.2%	—	—	—	—	0.3%	0.5%	7.4%
Agency and Non-Agency CMBS	—	—	—	—	—	0.2%	—	—	—	—	—	—	—	0.2%
Agency and Non-Agency CMBS Interest-Only Strips	—	—	—	—	—	—	—	—	—	—	—	—	0.3%	0.3%
Total MBS	0.3%	0.1%	0.3%	0.5%	2.0%	3.5%	1.2%	0.5%	0.6%	2.8%	0.4%	68.1%	19.7%	100.0%

Financing and Other Liabilities. We have entered into repurchase agreements to finance a substantial majority of our MBS.  These agreements are secured by substantially all of our MBS and bear interest at rates that have historically moved in close relationship to LIBOR.

The following table presents our borrowing activity, by type of collateral pledged, for the three and nine months ended September 30, 2013:

	For the three months ended September 30, 2013		For the nine months ended September 30, 2013
Collateral	Proceeds	Repayments	Proceeds	Repayments
Agency RMBS	$5,118,843	$5,834,708	$24,935,590	$26,581,195
Non-Agency RMBS	320,595	272,175	577,951	432,891
Agency and Non-Agency CMBS	14,685	—	14,685	—
Total: Excluding Linked Transactions	$5,454,123	$6,106,883	$25,528,226	$27,014,086
Agency RMBS Linked Transactions	—	—	18,618	18,618
Non-Agency RMBS Linked Transactions	17,657	20,942	85,284	85,284
Total	$5,471,780	$6,127,825	$25,632,128	$27,117,988

The following table presents our borrowing activity, by type of collateral pledged, for the three months ended September 30, 2012 and for the period from May 15, 2012 (commencement of operations) through September 30, 2012:

	For the three months ended September 30, 2012		For the period from May 15, 2012 (commencement of operations) through September 30, 2012
Collateral	Proceeds	Repayments	Proceeds	Repayments
Agency RMBS	$4,200,089	$4,013,065	$7,393,018	$5,469,501
Total	$4,200,089	$4,013,065	$7,393,018	$5,469,501

For the three months ended September 30, 2012 and for the period from May 15, 2012 (commencement of operations) through September 30, 2012, we received proceeds of approximately $4.2 billion and $7.4 billion, respectively, and made repayments of approximately $4.0 billion and $5.5 billion, respectively, under repurchase agreements.

At September 30, 2013, we had outstanding repurchase agreement borrowings with the following 17 counterparties totaling approximately $3.3 billion as follows:

		Percent of Total	Fair Value of
(dollars in thousands)	Amount	Amount	Company MBS
Repurchase Agreement Counterparties	Outstanding	Outstanding	Held as Collateral
JP Morgan Securities LLC	569,842	17.3%	630,770
Deutsche Bank Securities LLC	438,947	13.3%	474,418
Goldman Sachs Bank USA	390,664	11.8%	410,540
Barclays Capital Inc.	384,151	11.6%	452,138
BNP Paribas Securities Corporation.	216,451	6.5%	235,592
Citigroup Global Markets Inc.	210,794	6.4%	220,499
Credit Suisse Securities (USA) LLC	189,067	5.7%	235,111
Mizuho Securities USA Inc.	183,963	5.6%	194,375
Merrill Lynch Pierce Fenner & Smith Inc.	151,164	4.6%	161,602
UBS Securities LLC	129,217	3.9%	139,303
South Street Securities LLC	101,029	3.1%	108,269
Jefferies & Company Inc.	89,786	2.7%	94,726
Wells Fargo Securities LLC & Wells Fargo Bank N.A.	64,302	1.9%	69,075
Morgan Stanley & Co. LLC	57,107	1.7%	59,884
RBC Capital Markets LLC	56,755	1.7%	64,339
RBS Securities Inc.	51,127	1.5%	54,562
The Royal Bank of Scotland plc	24,504	0.7%	29,106
Total:	3,308,870	100.0%	3,634,309

We record the liability for MBS and other securities purchased, for which settlement has not taken place as an investment related payable.  As of September 30, 2013, we had investment related payables of approximately $48.5 million of which no items were outstanding greater than 30 days. Further, each of the counterparties to our repurchase agreements hold collateral valued in excess of 5% of our stockholders’ equity as security for our obligations under the applicable repurchase agreements.

The following tables present our borrowings by type of collateral pledged as of September 30, 2013 and 2012, and the respective Effective Cost of Funds (non-GAAP financial measure) for the three and nine months ended September 30, 2013, for the three months ended September 30, 2012 and for the period from May 15, 2012 (commencement of operations) through September 30, 2012 (dollars in thousands) See “Non-GAAP financial measures” (dollars in thousands):

Collateral	Balance (GAAP) September 30, 2013	Weighted Average Cost of Funds for the three months ended September 30, 2013	Weighted Average Cost of Funds for the nine months ended September 30, 2013
Agency RMBS	$3,149,124	0.42%	0.43%
Non-Agency RMBS	145,061	1.77	1.81
Agency and Non-Agency CMBS	14,685	1.86	1.86
Total	$3,308,870	0.47%	0.46%

Collateral	Balance (Non-GAAP) September 30, 2013	Weighted Average Effective Cost of Funds for the three months ended September 30, 2013(1)	Weighted Average Effective Cost of Funds for the nine months ended September 30, 2013(1)
Agency RMBS	$3,149,124	1.12%	0.96%
Non-Agency RMBS	145,061	1.77	1.81
Agency and Non-Agency CMBS	14,685	1.86	1.86
Total: Excluding Linked Transactions	$3,308,870	1.14%	0.98%
Agency RMBS Linked Transactions	—	n/a	0.38
Non-Agency RMBS Linked Transactions	—	1.81	1.82
Total	$3,380,870	1.14%	0.98%

(1) The effective cost of funds for the three and nine months ended September 30, 2013, are calculated on an annualized basis and include interest expense for the periods and net payments on interest rate swaps of approximately $6.2 million and $15.9 million, respectively, interest payments on Agency linked transactions of approximately $0 thousand and $6 thousand, respectively and interest payments on Non-Agency linked transactions of approximately $32 thousand and $220 thousand, respectively. While swaps are not accounted for using hedge accounting, such instruments are viewed by us as an economic hedge against increases in interest rates on our liabilities and are classified as hedges for purposes of satisfying the REIT tax requirements.  In addition, although certain securities and their respective repurchase borrowings are classified as derivatives, we view the interest expense attributed to these borrowings as additional cost of funds.  See “Non GAAP Financial Measures”.

Collateral	Balance (GAAP) September 30, 2012	Weighted Average Cost of Funds for the three months ended September 30, 2012	Weighted Average Effective Cost of Funds for the three months ended September 30, 2012(1)	Weighted Average Cost of Funds for the for the period from May 15, 2012 (commencement of operations) through September 30, 2012	Weighted Average Effective Cost of Funds for the for the period from May 15, 2012 (commencement of operations) through September 30, 2012(1)
Agency RMBS	$1,923,517	0.43%	0.79%	0.41%	0.77%
Non-Agency RMBS	—	—	—	—	—
Total	$1,923,517	0.43%	0.79%	0.41%	0.77%

(1)  The effective cost of funds for the periods presented are calculated on an annualized basis and include interest expense for the periods and net payments on interest rate swaps of approximately $1.6 million and $2.4 million, respectively.  While swaps are not accounted for using hedge accounting such instruments are viewed by us as an economic hedge against increases in interest rates on our liabilities. See “Non GAAP Financial Measures”.

The following table presents our average borrowings, by type of collateral pledged, for the three and nine months ended September 30, 2013, for the three months ended September 30, 2012 and for the period from May 15, 2012 (commencement of operations) through September 30, 2012 (in thousands):

Collateral	For the three months ended September 30, 2013	For the three months ended September 30, 2012	For the nine months ended September 30, 2013	For the period from May 15, 2012 (commencement of operations) through September 30, 2012
Agency RMBS	$3,502,521	$1,787,408	$3,991,256	$1,717,583
Non-Agency RMBS	128,959	—	87,118	—
Agency and Non-Agency CMBS	1,069	—	364	—
Total: Excluding Linked Transactions	$3,632,549	$1,787,408	$4,078,738	$1,717,583
Agency RMBS Linked Transactions	—	—	2,111	—
Non-Agency RMBS Linked Transactions	6,786	—	16,198	—
Total	$3,639,335	$1,787,408	$4,097,047	$1,717,583
Maximum borrowings during the period (1)	3,967,221	1,923,517	4,808,778	1,923,517

(1)  Amount represents the maximum borrowings at month-end during each of the respective periods.

Derivative Instruments.  As of September 30, 2013, we had entered into swaps designed to mitigate the effects of increases in interest rates under a portion of our repurchase agreements as such repurchase agreements are renewed and/or extended.  The swaps generally provide for fixed interest rates indexed off of LIBOR and are viewed by us to effectively fix the floating interest rates on approximately $2.7 billion of borrowings under our repurchase agreements as of September 30, 2013.

The following table presents information about our interest rate swaps as of September 30, 2013 (dollars in thousands):

Remaining Interest Rate Swap Term	Notional Amount	Average Fixed Pay Rate	Average Maturity (Years)	Forward Starting
Greater than 1 year and less than 3 years	$395,000	0.4%	1.6	37.7%
Greater than 3 years and less than 5 years	482,600	1.3	4.6	—
Greater than 5 years	1,856,250	2.3	11.1	32.2
Total	$2,733,850	1.9%	8.6	27.3%

Net Interest Income

We earned interest income, net of premium amortization and amortization of basis, and inclusive of discount accretion, of approximately $30.7 million and $97.1 million for the three and nine months ended September 30, 2013 and approximately $13.0 million and $20.1 million for the three months ended September 30, 2012 and for the period from May 15, 2012 (commencement of operations) through September 30, 2012, respectively, which represents interest earned on our assets.  We incurred interest expense of approximately $4.3 million and $14.0 million for the three and nine months ended September 30, 2013, and approximately $1.9 million and $2.7 million for the three months ended September 30, 2012 and for the period from May 15, 2012 (commencement of operations) through September 30, 2012, respectively, which was related to borrowings from repurchase agreements.

	For the three months ended September 30, 2013				For the nine months ended September 30, 2013
(dollars in thousands)	Agency RMBS	Non-Agency RMBS	Agency and Non- Agency CMBS	Total	Agency RMBS	Non-Agency RMBS	Agency and Non- Agency CMBS	Total

Average amortized cost of MBS	$3,605,687	$203,225	$970	$3,809,882	$4,139,688	$156,962	$329	$4,296,979

Total interest income (1)	$27,216	$3,416	$22	$30,654	$89,794	$7,330	$22	$97,146

Yield on average MBS	2.99%	6.67%	9.00%	3.19%	2.90%	6.24%	9.00%	3.02%

Average balance of repurchase agreements	$3,502,521	$128,959	$1,069	$3,632,549	$3,991,256	$87,118	$364	$4,078,738
Total interest expense	$3,692	$576	$5	$4,273	$12,794	$1,177	$5	$13,976
Average cost of funds (2)	0.42%	1.77%	1.86%	0.47%	0.43%	1.81%	1.86%	0.46%

Net interest income	$23,524	$2,840	$17	$26,381	$77,000	$6,153	$17	$83,170
Net interest rate spread	2.57%	4.90%	7.14%	2.72%	2.47%	4.43%	7.14	2.56%

(1)Amount includes net amortization of premiums, accretion of discounts and amortization of basis of approximately $(14.8) million for Agency RMBS, approximately $2.5 million for Non-Agency RMBS, and approximately $14 thousand for Agency and Non-Agency CMBS for the three months ended September 30, 2013. For the nine months ended September 30, 2013, amount includes net amortization of premiums, accretion of discounts and amortization of basis of approximately $(48.5) million for Agency RMBS, approximately $5.3 million for Non-Agency RMBS and approximately $14 thousand for Agency and Non-Agency CMBS.  In accordance with GAAP, interest income does not include $209 thousand and $1,206 thousand for linked transactions for the three and nine months ended September 30, 2013, respectively; instead such amounts are included in gain (loss) on linked transactions.

(2) For the three months ended September 30, 2013, cost of funds does not include accrual and settlement of interest associated with derivative instruments and linked transactions of approximately $6.2 million and $32 thousand, respectively. For the nine months ended September 30, 2013, cost of funds does not include interest of approximately $15.9 million associated with derivative instruments and $226 thousand associated with linked transactions. In accordance with GAAP, such costs are included in gain (loss) on derivative instruments and gain (loss) on linked transactions, respectively, in the Statement of Operations.

	For the three months ended September 30, 2012			For the period from May 15, 2012 (commencement of operations) through September 30, 2012, as Revised (See Note 2)
(dollars in thousands)	Agency RMBS	Non-Agency RMBS	Total	Agency RMBS	Non-Agency RMBS	Total

Average amortized cost of RMBS	$2,076,122	$—	$2,076,122	$1,957,129	$—	$1,957,129

Total interest income (1)	$12,987	$—	$12,987	$20,070	$—	$20,070

Yield on average RMBS	2.45%	—	2.45%	2.66%	—	2.66%

Average balance of repurchase agreements	$1,787,408	$—	$1,787,408	$1,717,583	$—	$1,717,583
Total interest expense	$1,935	$—	$1,935	$2,660	$—	$2,660
Average cost of funds (2)	0.43%	—	0.43%	0.41%	—	0.41%

Net interest income	$11,052	$—	$11,052	$17,410	$—	$17,410
Net interest rate spread	2.02%	—	2.02%	2.25%	—	2.25%

(1)Amount includes net amortization of premiums, accretion of discounts and amortization of basis of approximately $(7.6) million and $(9.4) million for Agency RMBS for the three months ended September 30, 2012 and for the period from May 15, 2012 (commencement of operations) through September 30, 2012.  In accordance with GAAP, interest income does not include linked transactions; instead they are included in gain (loss) on linked transactions.

(2) Cost of funds does not include accrual and settlement of interest associated with derivative instruments or linked transactions.  In accordance with GAAP, such amounts are included in gain (loss) on derivative instruments and gain (loss) on linked transactions, respectively, in the Statement of Operations.

The following tables set forth certain information regarding our net investment income for the three and nine months ended September 30, 2013, for the three months ended September 30, 2012, and for the period from May 15, 2012 (commencement of operations) through September 30, 2012. See “Non-GAAP Financial Measures”:

For the three months ended September 30, 2013:

Non-GAAP Financial Measures: (dollars in thousands)	Agency RMBS	Non-Agency RMBS	Agency and Non-Agency CMBS	Total

Average amortized cost of MBS held including Agency and Non-Agency Interest-Only Strips accounted for as derivatives and linked transactions	$3,703,634	$213,279	$1,132	$3,918,045

Total interest income including interest income on Agency and Non-Agency Interest-Only Strips accounted for as derivatives and linked transactions(1)	$30,167	$3,624	$25	$33,816

Yield on average amortized cost of MBS including adjustments related to cost of Agency and Non-Agency Interest-Only Strips accounted for as derivatives and linked transactions	3.23%	6.74%	8.76%	3.42%

Total interest expense including interest income (expense), net incurred on interest rate swaps and interest expense incurred on linked transactions(2)	$9,851	$607	$5	$10,463

Average cost of funds including interest income (expense) on Agency and Non-Agency Interest-Only Strips accounted for as derivatives and interest income (expense), net incurred on interest rate swaps and linked transactions	1.12%	1.77%	1.86%	1.14%

Net interest income including interest income (expense) on Agency and Non-Agency Interest-Only Strips accounted for as derivatives and interest income (expense), net incurred on interest rate swaps and linked transactions	$20,316	$3,017	$20	$23,353

Net interest rate spread including interest income (expense) on Agency and Non-Agency Interest-Only Strips accounted as derivatives and interest income (expense), net incurred on interest rate swaps and linked transactions	2.11%	4.97%	6.90%	2.28%

(1) For the three months ended September 30, 2013  includes net amortization of premiums, accretion of discounts and amortization of basis of approximately $(16.1) million. This amount is composed of approximately $(14.8) million for Agency RMBS included in interest income, approximately $2.5 million for Non-Agency RMBS included in interest income, approximately $14 thousand for Agency and Non-Agency CMBS included in interest income, approximately $0 for Agency RMBS linked transactions (Non-GAAP measure), approximately $0.2 million for Non-Agency RMBS linked transactions (Non-GAAP measure) and approximately $(4.0) million of amortization of basis on Agency and Non-Agency Interest-Only Strips accounted for as derivatives (Non-GAAP measure), not reported in interest income for GAAP (included in Loss on derivative instruments).

(2)  Represents the net amount paid, including accrued amounts, for interest rate swaps during the period, included in loss on derivative instruments for GAAP and interest expense on linked transactions.

For the nine months ended September 30, 2013:

Non-GAAP Financial Measures: (dollars in thousands)	Agency RMBS	Non-Agency RMBS	Agency and Non-Agency CMBS	Total

Average amortized cost of MBS held including Agency and Non-Agency Interest-Only Strips accounted for as derivatives and linked transactions	$4,237,675	$182,936	$384	$4,420,995

Total interest income including interest income on Agency and Non-Agency Interest-Only Strips accounted for as derivatives and linked transactions(1)	$96,948	$8,491	$25	$105,464

Yield on average amortized cost of MBS including adjustments related to cost of Agency and Non-Agency Interest-Only Strips accounted for as derivatives and linked transactions	3,06%	6.21%	8.76%	3.19%

Total interest expense including interest income (expense), net incurred on interest rate swaps and interest expense incurred on linked transactions(2)	$28,696	$1,397	$5	$30,098

Average cost of funds including interest income (expense) on Agency and Non-Agency Interest-Only Strips accounted for as derivatives and interest income (expense), net incurred on interest rate swaps and linked transactions	0.96%	1.81%	1.86%	0.98%

Net interest income including interest income (expense) on Agency and Non-Agency Interest-Only Strips, accounted for as derivatives and interest income (expense), net incurred on interest rate swaps and linked transactions	$68,252	$7,094	$20	$75,366

Net interest rate spread including interest income (expense) on Agency and Non-Agency Interest-Only Strips accounted as derivatives and interest income (expense), net incurred on interest rate swaps and linked transactions	2.10%	4.40%	6.90%	2.21%

(1) For the nine months ended September 30, 2013 includes net amortization of premiums, accretion of discounts and amortization of basis of approximately $(55.2) million. This amount is composed of approximately $(48.5) million for Agency RMBS included in interest income, approximately $5.3 million for Non-Agency RMBS included in interest income, approximately $14 thousand for Agency and Non-Agency CMBS included in interest income, approximately $(9) thousand for Agency linked transactions (Non-GAAP measure), $0.9 million for Non-Agency linked transactions (Non-GAAP measure) and $(12.9) million of amortization of basis on Agency and Non-Agency Interest-Only Strips accounted for as derivatives (Non-GAAP measure), not reported in interest income for GAAP (included in Loss on derivative instruments).

(2)  Represents the net amount paid, including accrued amounts, for interest rate swaps during the period, included in loss on derivative instruments for GAAP and interest expense on linked transactions.

For the three months ended September 30, 2012, as Revised (See Note 2):

Non-GAAP Financial Measures: (dollars in thousands)	Agency RMBS	Non-agency RMBS	Total

Average amortized cost of RMBS held including Agency Interest-Only Strips accounted for as derivatives and linked transactions	$2,102,659	$—	$2,102,659

Total interest income including interest income on Agency Interest-Only Strips accounted for as derivatives and linked transactions(1)	$13,718	$—	$13,718

Yield on average amortized cost of RMBS including adjustments related to cost of Agency Interest-Only Strips accounted for as derivatives and linked transactions	2.59%	—	2.59%

Total interest expense including interest income (expense), net incurred on interest rate swaps and interest expense incurred on linked transactions(2)	$3,565	$—	$3,565

Average cost of funds including interest income (expense) on Agency Interest-Only Strips accounted for as derivatives and interest income (expense), net incurred on interest rate swaps and linked transactions	0.79%	—	0.79%

Net interest income including interest income (expense) on Agency Interest-Only Strips accounted for as derivatives and interest income (expense), net incurred on interest rate swaps and linked transactions	$10,153	$—	$10,153

Net interest rate spread including interest income (expense) on Agency Interest-Only Strips accounted as derivatives and interest income (expense), net incurred on interest rate swaps and linked transactions	1.80%	—	1.80%

(1) For three months ended September 30, 2012 includes net amortization of premiums, accretion of discounts and amortization of basis of approximately $(9.5) million. This amount is composed of approximately $(7.6) million for Agency RMBS included in interest income and $(1.9) million of amortization of basis on Agency Interest-Only Strips accounted for as derivatives (Non-GAAP measure), not reported in interest income for GAAP (included in Loss on derivative instruments).

(2)  Represents the net amount paid, including accrued amounts, for interest rate swaps during the period, included in loss on derivative instruments for GAAP and interest expense on linked transactions

For the period from May 15, 2012 (commencement of operations) through September 30, 2012, as Revised (See Note 2):

Non-GAAP Financial Measures: (dollars in thousands)	Agency RMBS	Non-agency RMBS	Total

Average amortized cost of RMBS held including Agency Interest-Only Strips accounted for as derivatives and linked transactions	$1,984,169	$—	$1,984,169

Total interest income including interest income on Agency Interest-Only Strips accounted for as derivatives and linked transactions(1)	$21,632	$—	$21,632

Yield on average amortized cost of RMBS including adjustments related to cost of Agency Interest-Only Strips accounted for as derivatives and linked transactions	2.86%	—	2.86%

Total interest expense including interest income (expense), net incurred on interest rate swaps and interest expense incurred on linked transactions(2)	$5,015	$—	$5,015

Average cost of funds including interest income (expense) on Agency Interest-Only Strips accounted for as derivatives and interest income (expense), net incurred on interest rate swaps and linked transactions	0.77%	—	0.77%

Net interest income including interest income (expense) on Agency Interest-Only Strips accounted for as derivatives and interest income (expense), net incurred on interest rate swaps and linked transactions	$16,617	$—	$16,617

Net interest rate spread including interest income (expense) on Agency Interest-Only Strips accounted as derivatives and interest income (expense), net incurred on interest rate swaps and linked transactions	2.09%	—	2.09%

(1) For period from May 15, 2012 (commencement of operations) through September 30, 2012 includes net amortization of premiums, accretion of discounts and amortization of basis of approximately $(11.4) million. This amount is composed of approximately $(9.4) million for Agency RMBS included in interest income and $(2.0) million of amortization of basis on Agency Interest-Only Strips accounted for as derivatives (Non-GAAP measure), not reported in interest income for GAAP (included in Loss on derivative instruments).

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

Other Income (Loss)

The following tables present the sales of our MBS (dollars in thousands):

	For the three months ended September 30, 2013
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Agency RMBS	$652,521	$—	$(47,036)	$(47,036)
Non-Agency RMBS	30,256	894	—	894
Total	$682,777	$894	$(47,036)	$(46,142)

	For the nine months ended September 30, 2013
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Agency RMBS (1)	$2,798,409	$8,646	$(77,903)	$(69,257)
Non-Agency RMBS	97,440	5,273	—	5,273
Total	$2,895,849	$13,919	$(77,903)	$(63,984)

(1)         Includes proceeds for Agency Interest-Only Strips, accounted for as derivatives, of approximately $8.4 million and gross realized losses of $99 thousand.

	For the three months ended September 30, 2012, as Revised (See Note 2)
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Agency RMBS	$657,463	$7,409	$(774)	$6,635
Other Securities	—	—	—	—
Total	$657,463	$7,409	$(774)	$6,635

	For the period from May 15, 2012 (commencement of operations) through September 30, 2012, as Revised (See Note 2)
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Agency RMBS	$896,335	$8,391	$(798)	$7,593
Other Securities	100,854	199	—	199
Total	$997,189	$8,590	$(798)	$7,792

The MBS market remains a dynamic and, at times, volatile market.  Our Manager is periodically reviewing the characteristics of our portfolio and may make changes to our portfolio in order to adjust such portfolio characteristics in response to and/or anticipation of changing market conditions. Accordingly, due to changes in market conditions or expected changes in market conditions, we sold these MBS in order to adjust the overall characteristics of our portfolio including, but not limited to, prepayment expectations and duration.

With respect to our MBS, we elected the fair value option and, as a result, we record the change in fair value related to MBS in earnings.  The following tables present amounts related to realized gains and losses as well as changes in fair value of our MBS portfolio and derivative instruments that are included in our statement of operations for the three and nine months ended September 30, 2012 and for the period from May 15, 2012 (commencement of operations) through September 30, 2012 (dollars in thousands):

For the three months ended September 30, 2013:

Description	Realized Gain (Loss), net(1)	Contractual interest income (expense), net	Other loss on Mortgage -backed securities	Unrealized Gain (Loss), net	Basis Recovery	Mark-to- market adjustments	Total

MBS and Other Securities	$(46,142)	$—	$(2,363)	$37,528	$—	$—	$(10,977)
Cash and cash equivalents	—	11	—	—	—	—	11

Derivative Instruments:
Interest rate swaps	23,166	(6,158)	—	—	—	(28,891)	(11,883)
Interest rate swaptions	22,633	—	—	—	—	(16,065)	6,568
Agency and Non-Agency Interest-Only Strips accounted for as derivatives	—	6,993	—	—	(4,040)	(4,824)	(1,871)
TBAs	1,016	—	—	—	—	2,361	3,377
Linked Transactions	(699)	17	—	—	—	135	(547)
Total	$(26)	$863	$(2,363)	$37,528	$(4,040)	$(47,284)	$(15,322)

(1) Contractual interest income (expense), net on derivative instruments includes interest settlement paid or received.

For the nine months ended September 30, 2013:

Description	Realized Gain (Loss), net(1)	Contractual interest income (expense), net	Other loss on Mortgage -backed securities	Unrealized Gain (Loss), net	Basis Recovery	Mark-to- market adjustments	Total

MBS and Other Securities	$(63,885)	$—	$(8,164)	$(173,517)	$—	$—	$(245,566)
Cash and cash equivalents	—	56	—	—	—	—	56

Derivative Instruments:
Interest rate swaps	65,305	(15,896)	—	—	—	44,169	93,578
Interest rate swaptions	23,671	—	—	—	—	3,180	26,851
Agency and Non-Agency Interest-Only Strips accounted for as derivatives	(99)	19,968	—	—	(12,856)	(3,539)	3,474
Options	(925)	—	—	—	—	—	(925)
TBAs	(1,547)	—	—	—	—	(926)	(2,473)
Linked Transactions	3,049	63	—	—	—	846	3,958
Total	$25,569	$4,191	$(8,164)	$(173,517)	$(12,856)	$43,730	$(121,047)

(1) Contractual interest income (expense), net on derivative instruments includes interest settlement paid or received.

For the three months ended September 30, 2012, as Revised (See Note 2):

Description	Realized Gain (Loss), net(1)	Contractual interest income (expense), net	Other loss on Residential mortgage -backed securities	Unrealized Gain (Loss), net	Basis Recovery	Mark-to- market adjustments	Total

RMBS and Other Securities	$6,635	$—	$(1,352)	$26,225	$—	$—	$31,508
Cash and cash equivalents	—	2	—	—	—	—	2

Derivative Instruments:
Interest rate swaps	—	(1,630)	—	—	—	(8,075)	(9,705)
Interest rate swaptions	—	—	—	—	—	(298)	(298)
Agency Interest-Only Strips accounted for as derivatives	—	2,619	—	—	(1,888)	(2,973)	(2,242)
Options	—	—	—	—	—	—	—
TBAs	—	—	—	—	—	—	—
Linked Transactions	—	—	—	—	—	—	—
Total	$6,635	$991	$(1,352)	$26,225	$(1,888)	$(11,346)	$19,265

(1) Contractual interest income (expense), net on derivative instruments includes interest settlement paid or received.

For the period from May 15, 2012 (commencement of operations) through September 30, 2012, as Revised (See Note 2):

Description	Realized Gain (Loss), net(1)	Contractual interest income (expense), net	Other loss on Residential mortgage -backed securities	Unrealized Gain (Loss), net	Basis Recovery	Mark-to- market adjustments	Total

RMBS and Other Securities	$7,792	$—	$(1,439)	$29,208	$—	$—	$35,561
Cash and cash equivalents	—	2	—	—	—	—	2

Derivative Instruments:
Interest rate swaps	4	(2,356)	—	—	—	(13,119)	(15,471)
Interest rate swaptions	—	—	—	—	—	(298)	(298)
Agency Interest-Only Strips accounted for as derivatives	—	3,573	—	—	(2,010)	(3,198)	(1,635)
Options	—	—	—	—	—	—	—
TBAs	—	—	—	—	—	—	—
Linked Transactions	—	—	—	—	—	—	—
Total	$7,796	$1,219	$(1,439)	$29,208	$(2,010)	$(16,615)	$18,159

(1) Contractual interest income (expense), net on derivative instruments includes interest settlement paid or received.

In order to mitigate interest rate risk resulting from our future repurchase agreements, we entered into interest rate swaps with an aggregate notional amount of approximately $2.7 billion. While not designated as a hedge for accounting purposes, our interest rate swaps are viewed as an economic hedge on a portion of our floating-rate borrowings. Since we do not apply hedge accounting for our interest rate swaps, we record the change in fair value related to such agreements in earnings as unrealized gain or loss on derivative instruments.  Included in realized gain or loss on derivative instruments are the net interest rate swap payments (including accrued amounts) associated with our interest rate swaps.

Expenses

General and Administrative Expenses

We incurred general and administrative expenses of approximately $1.5 million and approximately $4.8 million for the three and nine months ended September 30, 2013, respectively, and approximately $1.3 million and $1.9 million for the three months ended September 30, 2012 and for the period from May 15, 2012 (commencement of operations) through September 30, 2012, respectively, which represents professional fees, insurance, non-cash stock based compensation and overhead costs of the Company.

Management Fee Expense

We incurred management fee expense of approximately $2.0 million and approximately $6.0 million for the three and nine months ended September 30, 2013, respectively, and approximately $0.8 million and $1.2 million for the three months ended September 30, 2012 and for the period from May 15, 2012 (commencement of operations) through September 30, 2012, respectively, of which approximately $2.0 million was payable at September 30, 2013 to our Manager under the Management Agreement.  Pursuant to the terms of the Management Agreement, our Manager is paid a management fee equal to 1.5% per annum of our stockholders’ equity (as defined in the Management Agreement), calculated and payable (in cash) quarterly in arrears.

The management fees, expense reimbursements and the relationship between our Manager and us are discussed further in Note 10, “Related Party Transactions,” to the financial statements contained in this  quarterly report on Form 10-Q.

Dividends

The following table presents cash dividends declared and paid by us on our common stock:

Declaration Date	Record Date	Payment Date	Amount per Share	Tax Characterization

2013
April 1, 2013	April 12, 2013	April 30, 2013	$0.95	Not yet determined
June 20, 2013	July 1, 2013	July 29, 2013	$0.90	Not yet determined
September 19, 2013	September 30, 2013	October 29, 2013	$0.90	Not yet determined

2012
July 26, 2012	August 6, 2012	August 14, 2012	$0.38	Ordinary income
September 20, 2012	October 1, 2012	October 28, 2012	$0.85	Ordinary income
December 19, 2012	December 31, 2012	January 29, 2013	$1.12	Ordinary income

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

Under our repurchase agreements and derivative contracts, lenders and counterparties retain the right to determine the fair value of the collateral pledged.  A reduction in the value of the collateral pledged will require us to provide additional collateral or fund cash margin calls.  Alternatively, since margins calls for our interest rate swaps and swaptions generally are inversely correlated to those of our repurchase agreements, our interest rate swap and swaptions counterparties would likely be required to post collateral with us during a period in which we were required to post collateral with our repurchase agreement counterparties.  The recent volatility experienced in the fixed income markets and, in particular, the sell-off in Agency RMBS that occurred between the beginning of July 2013 and the Federal Reserve announcing its decision not to taper on September 18, 2013, resulted in demands for additional collateral from our repurchase agreement counterparties.  Similarly, we received incremental collateral from our interest rate swap and swaption counterparties during this time.  We were able to satisfy our additional collateral requirements with unpledged securities in our portfolio, cash on hand and cash received as and with respect to incremental collateral received on our interest rate swaps and swaptions.  We were not forced to sell any of our assets, nor did any of counterparties sell any of assets held by them as collateral.  During the three and nine months ended September 30, 2013, we rehypothecated some of the securities we received as incremental collateral on our swaps and swaptions, effectively entering into repurchase agreements with such securities, in order to increase our cash position.  In an instance of severe volatility, or where the additional stress on liquidity resulting from volatility is sustained over an extended period of time, we could be required to sell securities, possibly even at a loss to generate sufficient liquidity to satisfy collateral and margin requirements which could have a material adverse effect on our financial position, results of operations and cash flows.

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

Borrowing under Various Financing Arrangements

As of September 30, 2013, we had master repurchase agreements with 18 counterparties.  We had borrowings under repurchase agreements with 17 counterparties of approximately $3.3 billion at September 30, 2013.  The following tables present our borrowings by type of collateral pledged as of September 30, 2013, and the respective effective cost of funds (non-GAAP financial measure) for the three and nine months then ended (dollars in thousands) and for the three months ended September 30, 2012 and for the period from May 15, 2012 (commencement of operations) through September 30, 2012.  See “Non-GAAP Financial Measures” (dollars in thousands):

Collateral	Repurchase Agreement Borrowings Outstanding September 30, 2013	Fair Value of Collateral Pledged (1)	Weighted Average Interest Rate end of period	Weighted Average Cost of Funds for the three months ended September 30, 2013	Weighted Average Effective Cost of Funds for the for the three months ended September 30, 2013 (2)	Weighted Average Cost of Funds for the nine months ended September 30, 2013	Weighted Average Effective Cost of Funds for the for the nine months ended September 30, 2013 (2)
Agency RMBS	$3,149,124	$3,402,366	0.42%	0.42%	1.12%	0.43%	0.96%
Non-Agency RMBS	145,061	214,321	1.73	1.77	1.77	1.81	1.81
Agency and Non-Agency CMBS	14,685	17,622	1.40	1.86	1.86	1.86	1.86
Total: Excluding Linked Transactions	$3,308,870	$3,634,309	0.48%	0.47%	1.14%	0.46%	0.98%
Agency RMBS Linked Transactions	—	—	n/a	n/a	n/a	n/a	0.38
Non-Agency RMBS Linked Transactions	—	—	n/a	n/a	1.81	n/a	1.82
Total	$3,308,870	$3,634,309	0.48%	0.47%	1.14%	0.46%	0.98%

(1) Excludes approximately $2.4 million of cash collateral posted.

(2) The effective cost of funds for the period presented is calculated on an annualized basis and includes interest expense for the periods and net payments on interest rate swaps of approximately $6.2 million and approximately $15.9 million and interest expense on linked transactions of approximately $32 thousand and approximately $226 thousand for the three and nine months ended September 30, 2013, respectively.  While interest rate swaps are not accounted for using hedge accounting, such instruments are viewed by us as an economic hedge against increases in interest rates on our liabilities and are treated as hedges for purposes of satisfying the REIT tax requirements.  See “Non-GAAP Financial Measures”.

Collateral	Repurchase Agreement Borrowings Outstanding September 30, 2012	Fair Value of Collateral Pledged (1)	Weighted Average Interest Rate end of period	Weighted Average Cost of Funds for the three months ended September 30, 2012	Weighted Average Effective Cost of Funds for the for the three months ended September 30, 2012 (2)	Weighted Average Cost of Funds for the period from May 15, 2012 (commencement of operations) through September 30, 2012	Weighted Average Effective Cost of Funds for the period from May 15, 2012 (commencement of operations) through September 30, 2012 (2)
Agency RMBS	$1,923,517	$2,033,165	0.44%	0.43%	0.79%	0.41%	0.77%
Total	$1,923,517	$2,033,165	0.44%	0.43%	0.79%	0.41%	0.77%

(1)  Includes $0.9 million of cash collateral for Agency RMBS.

(2) The effective cost of funds for the periods presented is calculated on an annualized basis and includes interest expense for the periods and net payments on interest rate swaps of approximately $1.6 million and $2.4 million, respectively.  While interest rate swaps are not accounted for using hedge accounting, such instruments are viewed by us as an economic hedge against increases in interest rates on our liabilities and are treated as hedges for purposes of satisfying the REIT tax requirements.  See “Non-GAAP Financial Measures”.

As of September 30, 2013, our repurchase agreements with 18 counterparties for MBS, require collateral in excess of the loan amount, or haircuts, ranging from a low of 3.0% to a high of 5.5% for Agency RMBS, exclusive of IOs and IIOs for which the haircuts are as high as 30.0%, and for Non-Agency RMBS and Agency and Non-Agency CMBS for which the haircuts range from a low of 15.0% to a high of 45.0%. Declines in the value of our portfolio can trigger margin calls by our lenders under our repurchase agreements.  Margin calls could adversely affect our liquidity. Our inability to post adequate collateral for a margin call by the counterparty could result in a condition of default under our repurchase agreements. An event of default or termination event would give some of our counterparties the option to terminate all existing repurchase transactions with us and require any amount due to the counterparties by us to be payable immediately. In which case, we may be forced to sell assets under adverse market conditions or through foreclosure which may have a material adverse consequence on our business, financial position, our results of operations and cash flows.  During the three months ended September 30, 2013, we incurred a number of margin calls which we satisfied using cash on hand.  No event of default occurred.

Under the repurchase agreements and derivative contracts, the respective lenders and counterparties, subject to the terms of the individual agreements, retain the right to determine the fair value of the underlying collateral.  A reduction in the value of pledged assets requires us to provide additional collateral or fund margin calls.  In addition, certain of the repurchase agreements may be terminated by our counterparties if we do not maintain certain equity and leverage metrics.  We are compliant with these tests at September 30, 2013. MBS held by counterparties as security for repurchase agreements totaled approximately $3.6 billion.

We are also required to pledge cash or securities as collateral as part of a margin arrangement, calculated daily, in connection with our swaps and swaptions. The amount of margin that we are required to post will vary and generally reflects collateral posted with respect to swaps that are in an unrealized loss position to us and a percentage of the aggregate notional amount of swaps per counterparty.  Conversely, if our bilateral swaps and swaptions are in an unrealized gain position, our counterparties are required to post collateral with us, under the same terms that we post collateral with them.

Cash collateral held by counterparties at September 30, 2013 was approximately $44.1 million, which is included in Due from counterparties on our balance sheet, comprised of approximately $2.4 million held in connection with repurchase borrowings and approximately $41.7 million held by our interest rate swap counterparties. At September 30, 2013, Due to counterparties on our balance sheet was comprised of approximately $23.6 million posted with us by our repurchase agreement counterparties and approximately $38.0 million posted by our interest rate swap counterparties. In addition, at September 30, 2013, December 31, 2012, and September 30, 2012, we held securities of approximately $11.7 million, $2.6 million and $16.8 million, respectively, received as collateral from our repurchase agreement counterparties to satisfy margin requirements.

We had approximately $48.5 million of unsettled securities as of September 30, 2013, included in Investment related payables on our Balance Sheet, which would have increased our total outstanding borrowing balance at such time if the purchases had been settled with repurchase agreements at or prior to September 30, 2013.  In addition, we had approximately $147.5 million of unsettled sold securities as of September 30, 2013, included in Investment related receivables on our Balance Sheet, which would have decreased our total outstanding borrowing balance at such time if the purchases had been settled with cash at or prior to September 30, 2013.

Cash Generated from Operations

Our operating activities provided net cash of approximately $153.8 million and approximately $15.9 million for the nine months ended September 30, 2013 and for the period May 15, 2012 (commencement of operations) through September 30, 2012, respectively.  The cash provided by operating activities was primarily a result of our net interest income, which is interest income less interest expense.  Excluded from the calculation of cash provided by operating  activities for these two periods, respectively, but included for purposes of determining our net loss for the nine months ended September 30, 2013 and net income for the period from May 15, 2012 (commencement of operations) through September 30, 2012,were non-cash items that do not affect cash such as amortization of the premium and accretion of the discount on our MBS, unrealized gain/(loss) on securities, mark-to-market adjustments on derivatives, mark-to-market adjustment on linked transactions and other losses on mortgage-backed securities.  Also, excluded from the calculation of cash provided by operating activities for the nine months ended September 30, 2013 were net realized losses on sale of securities of approximately $63.9 million and for the period from May 15, 2012 (commencement of operations) through September 30, 2012 net realized gains on the sale of securities of approximately $7.8 million.  In addition, for the nine months ended September 30, 2013, net realized gains on interest rate swaptions, TBAs, options and IOs accounted for as derivatives of approximately $21.1 million and net realized gains of approximately $3.0 million on sale and unlinking of securities underlying linked transactions were also excluded. During the same periods, net cash provided by operating activities was increased by approximately $4.8 million and decreased by approximately $4.1 million, respectively resulting from an increase and a decrease in our operating liabilities over operating assets, respectively.

Cash Provided by and Used in Investing Activities

Our investing activities provided net cash of approximately $1.3 billion for the nine months ended September 30, 2013 and used net cash of approximately $2.1 billion for the period from May 15, 2012 (commencement of operations) through September 30, 2012.  During these periods, we utilized cash to purchase approximately $1.8 billion and approximately $3.0 billion of MBS and other securities, which was offset by proceeds from asset sales of approximately $2.7 billion and $814.4 million and principal payments and basis recovered of approximately $236.2 million and $40.8 million, respectively.  In addition, during the nine months ended September 30, 2013 we used cash to purchase securities underlying linked transactions of approximately $96.0 million, which was offset by proceeds from asset sales of approximately $21.7 million and principal repayments on securities underlying linked transactions of approximately $1.1 million. For the nine months ended September 30, 2013, we utilized cash to pay approximately $28.2 million of premiums for options and interest rate swaptions which was offset by receipt of premiums of approximately $3.8 million for options. We also received proceeds from settlement of derivatives of approximately $267.8 million for the nine months ended September 30, 2013.

Cash Provided by and Used in Financing Activities

Our financing activities used net cash of approximately $1.5 billion for the nine months ended September 30, 2013 and provided net cash of approximately $2.1 billion for the period from May 15, 2012 (commencement of operations) through September 30, 2012.  During the same periods, we received proceeds from repurchase agreements, inclusive of linked transaction of $25.6 billion and $7.4 billion, respectively.  Also, during the same periods, we made repayments of repurchase agreements of $27.1 billion and $5.5 billion, respectively.  In addition, during the nine months ended September 30, 2013 and for the period from May 15, 2012 (commencement of operations) through September 30, 2012 we utilized cash to pay dividend of $72.0 million and $3.9 million, respectively.  During the period from May 15, 2012 (commencement of operations) through September 30, 2012, we received net proceeds from our public and private offerings of $205.6 million.

Other Potential Sources of Financing

We held cash of approximately $39.4 million at September 30, 2013.  Our primary sources of cash currently consist of repurchase facility borrowings, investment income and the proceeds of any future securities offerings, to the extent available in the capital market.  In the future, we expect our primary sources of liquidity to consist of payments of principal and interest we receive on our portfolio of assets, unused borrowing capacity under our financing sources and future issuances of equity and debt securities.

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

Contractual Obligations and Commitments

Our contractual obligations as of September 30, 2013 are as follows (dollars in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total

Borrowings under repurchase agreements (including linked transactions)	$3,308,870	—	—	—	$3,308,870
TBA — long positions	409,725	—	—	—	409,725
Total: Non-GAAP Basis —Including Linked Transactions	$3,718,595	—	—	—	$3,718,595
Linked Transactions	—	—	—	—	—
Total: GAAP Basis —Excluding Linked Transactions	$3,718,595	—	—	—	$3,718,595

We enter into a linked transaction when the initial transfer of a financial asset and repurchase financing are entered into contemporaneously with, or in contemplation of, one another. In this situation, we then record the initial transfer and repurchase financing on a net basis. The fair value of linked transactions reflects the value of the underlying real estate securities and linked repurchase agreement borrowings; resulting in an embedded repurchase agreement. As of September 30, 2013, we had no linked transactions.

As of September 30, 2013, we have an obligation for approximately $3.3 million in contractual interest payments related to our repurchase agreements through the respective maturity date of each repurchase agreement.

The table above does not include amounts due under the Management Agreement (as defined herein) with our Manager, as those obligations do not have fixed and determinable payments. For a description of the Management Agreement, see “Our Manager and the Management Agreement—the Management Agreement.”

On May 9, 2012, we entered into a management agreement (the “Management Agreement”) with our Manager pursuant to which our Manager is entitled to receive a management fee and reimbursement of certain expenses. Our Manager is responsible for: (i) performing all of our day-to-day functions, other than those provided by our chief financial officer; (ii) determining investment criteria in conjunction with our board of directors; (iii) sourcing, analyzing and executing investments, asset sales and financings; (iv) performing asset management duties; and (v) performing financial and accounting management, subject to the direction and oversight of our board of directors. Pursuant to the terms of the Management Agreement, our Manager is paid a management fee equal to 1.5% per annum of our stockholders’ equity, calculated and payable (in cash) quarterly in arrears. For purposes of calculating the management fee, “stockholders’ equity” means the sum of the net proceeds from any issuances of our equity securities since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus retained earnings, calculated in accordance with GAAP, at the end of the most recently completed fiscal quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less any amount paid for repurchases of our shares of common stock, excluding any unrealized gains, losses or other non-cash items that have impacted stockholders’ equity as reported in our financial statements prepared in accordance with GAAP, regardless of whether such items are included in other comprehensive income or loss, or in net income, and excluding one-time events pursuant to changes in GAAP and certain other non-cash charges and certain other non-cash charges, including OTTI charges reported in other loss on MBS, unrealized gain on MBS and other securities and non-cash portion of loss on derivative instruments, after discussions between our Manager and our independent directors and after approval by a majority of our independent directors. However, if our stockholders’ equity for any given quarter is negative based on the calculation described above, our Manager will not be entitled to receive any management fee for that quarter.

In addition, under the Management Agreement, we are required to reimburse our Manager for the expenses described below. Expense reimbursements to the Manager are made in cash on a monthly basis following the end of each month. Our reimbursement obligation is not subject to any dollar limitation. Because our Manager’s personnel perform certain legal, accounting, due diligence tasks and other services that outside professionals or outside consultants otherwise would perform, our Manager is paid or reimbursed for the documented cost of performing such tasks, provided that such costs and reimbursements are in amounts which are no greater than those which would be payable to outside professionals or consultants engaged to perform such services pursuant to agreements negotiated on an arm’s-length basis.  For the nine months ended September 30, 2013, our Manager did not request any such reimbursements, exclusive of employee benefits associated with our sole employee, and certain de-minimis expenses paid by our Manager on our behalf.

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

Off-Balance Sheet Arrangements

Our linked transactions are comprised of real estate securities, associated repurchase agreements and interest receivable/payable on such accounts. The extent to which these transactions become unlinked in the future, the underlying real estate securities and the borrowings under repurchase agreements and associated interest income and expense will be presented on a gross basis on our balance sheet and statement of operations, prospectively. As of September 30, 2013, we had no exposure to loss on linked transactions and did not have any linked transactions.

As of September 30, 2013, we held contracts to purchase (“long position”) and sell (“short position”) TBAs on a forward basis.  If a counterparty to one of the TBAs that we enter into defaults on its obligations, we may not receive payments or securities due under the TBA agreement, and thus, we may lose any unrealized gain associated with that TBA transaction.

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

On December 19, 2012, we declared a regular quarterly dividend of $0.90 per share for the quarter ending December 31, 2012 as well as an additional dividend of $0.22 per share.  The additional dividend pertained undistributed taxable income earned during the 2012 taxable year.  The difference between the dividend payable at December 31, 2012 and at September 30, 2013 is primarily attributable to the aforementioned $0.22 per share additional dividend.

Non-GAAP Financial Measures

Total Interest Income and Net Interest Income, including Interest Income on Agency and Non-Agency Interest-Only accounted for as derivatives and Effective Cost of Funds

Total interest income including interest income on Agency and Non-Agency Interest-Only Strips classified as derivatives and Effective Cost of Funds for the three and nine months ended September 30, 2013 and for the three months ended September 30, 2012 and for the period from May 15, 2012 (commencement of operations) through September 30, 2012, constitutes a non-GAAP financial measure within the meaning of Regulation G promulgated by the SEC.  We believe that the measures presented in this quarterly report on Form 10-Q, when considered together with U.S. GAAP financial measures, provide information that is useful to investors in understanding our borrowing costs and net interest income, as viewed by us.  An analysis of any non-GAAP financial measure should be made in conjunction with results presented in accordance with GAAP.

For purposes of evaluating operating results, we believe it useful to present investors with additional information pertaining to the net interest margin generated by our portfolio.  Net interest margin is gross interest, adjusted for amortization/accretion of bond premium/discount, less interest expense or financing cost.  GAAP requires that certain of our IO and IIO securities be treated as derivatives and, accordingly, the interest income associated with these securities be included with Gain (loss) on derivative instruments, net in our Statement of Operations.   Similarly, GAAP requires that interest income on linked transactions be included in Gain (loss) on linked transactions, net in our Statement of Operations. Accordingly, in order to determine the gross interest income generated by our IO and IIO securities which are classified as derivatives and our MBS securities which are classified as linked transactions, we calculate the interest income on these securities as if they were not derivatives or linked transactions.

The following table reconciles total interest income to interest income including interest income on Agency and Non-Agency Interest-Only classified as derivatives and interest income on linked transactions (non-GAAP financial measure) for the three and nine months ended September 30, 2013, for the three months ended September 30, 2012 and for the period from May 15, 2012 (commencement of operations) through September 30, 2012:

(in thousands)	For the three months ended September 30, 2013	For the three months ended September 30, 2012, as Revised (See Note 2)	For the nine months ended September 30, 2013	For the period from May 15, 2012 (commencement of operations) through September 30, 2012, as Revised (See Note 2)
Coupon Interest	$42,935	$20,547	$140,347	$29,459
Premium accretion, discount amortization and amortization of basis, net	(12,281)	(7,560)	(43,201)	(9,389)
Interest Income	$30,654	$12,987	$97,146	$20,070

Contractual Interest income, net of amortization basis on Agency and Non-Agency Interest-Only and Interest Strips, classified as derivatives(1):
Coupon Interest	$6,993	$2,619	$19,968	$3,572
Amortization of basis (Non-GAAP Financial Measure)	(4,040)	(1,888)	(12,856)	(2,010)
Contractual Interest income, net of discount amortization on Linked Transactions (2):
Coupon Interest	49	—	289	—
Discount amortization	160	—	917	—
Subtotal	3,162	731	8,318	1,562
Total interest income, including interest income on Agency and Non-Agency Interest-Only Strips, classified as derivatives - Non-GAAP Financial Measure	$33,816	$13,718	$105,464	$21,632

(1)         Reported in gain (loss) on derivative instruments in the Statement of Operations.

(2)         Reported in gain (loss) on linked transactions in the Statement of Operations.

Effective Cost of Funds includes the net interest component related to our interest rate swaps and borrowings under linked transactions.  While we have not elected hedge accounting for our interest rate swaps, such derivative instruments are viewed by us as an economic hedge against increases in future market interest rates on our liabilities and are characterized as hedges for purposes of satisfying the REIT tax requirements and therefore the Effective Cost of Funds reflects interest expense adjusted to include the realized loss (i.e., the interest expense component) for all of our interest rate swaps.  In addition, our linked transactions are comprised of real estate securities, associated with repurchase agreements.  We view the cost of the associated repurchase agreements (interest expense) as a component of our Effective Cost of Funds.

The following table reconciles the Effective Cost of Funds (non-GAAP financial measure) with interest expense for the three and nine months ended September 30, 2013:

	For the three months ended September 30, 2013		For the nine months ended September 30, 2013
(dollars in thousands)	Reconciliation	Cost of Funds/Effective Borrowing Costs	Reconciliation	Cost of Funds/Effective Borrowing Costs

Interest expense	$4,273	0.47%	$13,976	0.46%
Interest expense on linked transactions	32	1.81%	226	1.65%
Net interest paid - interest rate swaps	6,158	0.67%	15,896	0.52%
Effective Borrowing Costs - Non-GAAP Financial Measure	$10,463	1.14%	$30,098	0.98%
Weighted average repurchase borrowings(1)	3,639,335		4,097,047

(1)         Includes average repurchase borrowings under linked transactions.

The following table reconciles the Effective Cost of Funds (non-GAAP financial measure) with interest expense for the three months ended September 30, 2012 and for the period from May 15, 2012 (commencement of operations) through September 30, 2012:

	For the three months ended September 30, 2012		For the period from May 15, 2012 (commencement of operations) through September 30, 2012
(dollars in thousands)	Reconciliation	Cost of Funds/Effective Borrowing Costs	Reconciliation	Cost of Funds/Effective Borrowing Costs

Interest expense	$1,935	0.43%	$2,660	0.41%
Net interest paid - interest rate swaps	1,630	0.36%	2,355	0.36%
Effective Borrowing Costs - Non-GAAP Financial Measure	$3,565	0.79%	$5,015	0.77%
Weighted average repurchase borrowings	1,787,408		1,717,583

Core Earnings

Our Core Earnings were approximately $20.1 million and approximately $65.5 for the three and nine months ended September 30, 2013, respectively, and approximately $8.2 million and $13.7 million for the three months ended September 30, 2012 and for the period from May 15, 2012 (commencement of operations) through September 30, 2012. Core Earnings is a non-GAAP financial measure that is used by us to approximate cash yield or income associated with our portfolio and is defined as GAAP net income (loss) as adjusted, excluding: (i) net realized gain (loss) on investments and derivative contracts; (ii) net unrealized gain (loss) on investments; (iii) loss resulting from mark-to-market adjustments on derivative contracts; (iv) other loss on MBS; (v) non-cash stock-based compensation expense; and (vi) one-time events pursuant to changes in GAAP and certain other non-cash charges after discussions between us, our Manager and our independent directors and after approval by a majority of the our independent directors.

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

The table below summarizes the reconciliation from Net income (loss) to Core Earnings for the three and nine months ended September 30, 2013, for the three months ended September 30, 2012 and for the period from May 15, 2012 (commencement of operations) through September 30, 2012:

(dollars in thousands)	For the three months ended September 30, 2013	For the three months ended September 30, 2012, as Revised	For the nine months ended September 30, 2013	For the period from May 15, 2012 (commencement of operations) through September 30, 2012, as Revised
Net income (loss) — GAAP	$7,543	$28,194	$(48,610)	$32,455
Adjustments:

MBS and other securities:

Unrealized (gain) loss on MBS	(37,528)	(26,225)	173,517	(29,208)
Other loss on mortgage-backed securities	2,363	1,352	8,164	1,439
Realized (gain) loss on sale of MBS	46,142	(6,635)	63,885	(7,792)

Derivative Instruments:

Realized gain on termination of interest rate swaps	(23,166)	—	(65,305)	(4)
Realized (gain) loss on settlement of TBAs	(1,016)	—	1,547	—
Realized loss on expiration of option derivatives	—	—	925	—
Realized gain on sale of swaptions	(22,633)	—	(23,671)	—
Realized (gain) loss on sale of securities underlying linked transactions	699	—	(3,049)	—
Realized loss on Agency and Non-Agency Interest-Only Strips — accounted for as derivatives	—	—	99	—
Mark-to-market adjustments on interest rate swaps	28,891	8,075	(44,169)	13,119
Mark-to-market adjustments on interest rate swaptions	16,065	298	(3,180)	298
Mark-to-market adjustments on TBAs	(2,361)	—	926	—
Mark-to-market adjustments on linked transactions	25	—	71	—
Mark-to-market adjustments on derivative instruments	4,824	2,973	3,539	3,198

Non-cash stock-based compensation expense	287	157	824	211
Total adjustments	12,592	(20,005)	114,123	(18,739)
Core Earnings — Non-GAAP Financial Measure	$20,135	$8,189	$65,513	$13,716

Basic Core Earnings per Share of Common Stock and Participating Securities - Non-GAAP Financial Measure	$0.83	$0.79	$2.70	$1.33
Diluted Core Earnings per Share of Common Stock and Participating Securities - Non-GAAP Financial Measure	$0.83	$0.79	$2.70	$1.33

Basic weighted average common shares and participating securities	24,309,390	10,343,944	24,274,108	10,340,860
Diluted weighted average common shares and participating securities	24,324,794	10,364,252	24,288,211	10,340,860

Alternatively, our Core Earnings can also be derived as presented in the table below by starting with Net interest income including interest income on Interest-Only Strips accounted for as derivatives and interest income (expense), net incurred on interest rate swaps  (a non-GAAP financial measure) subtracting Operating Expenses, net of Non-cash stock based compensation, and adding Interest income on cash balances:

(dollars in thousands)	For the three months ended September 30, 2013	For the three months ended September 30, 2012, as Revised	For the nine months ended September 30, 2013	For the period from May 15, 2012 (commencement of operations) through September 30, 2012, as Revised
Net interest income including interest income on Interest-Only Strips accounted for as derivatives and interest income (expense), net incurred on interest rate swaps (a non-GAAP financial measure)	$23,353	$10,153	$75,366	$16,617
Total Operating Expenses	(3,516)	(2,123)	(10,733)	(3,114)
Non-cash stock based compensation	287	157	824	211
Interest income on cash balances	11	2	56	2
Core Earnings (a non-GAAP) financial measure	$20,135	$8,189	$65,513	$13,716

Revision of Core Earnings for the three months ended September 30, 2012 and for the period from May 15, 2012 (commencement of operations) through September 30, 2012

As previously reported in our annual report on Form 10-K for 2012, during the process of preparing our 2012 financial statements, we discovered that the methodology that was used to accrete interest income and to amortize the cost basis of certain of the our residential mortgage backed securities, which was based on a third party vendor’s system, as well as the presentation with regard to certain items in our Statement of Cash Flows were not in accordance with GAAP. The resulting correction of these errors resulted in a reclassification of a portion of our previously reported net interest income to realized and unrealized gains and, as a result, this impacted our previously reported Core Earnings for the three months ended September 30, 2012 and for the period from May 15, 2012 (commencement of operations) through September 30, 2012.  Core Earnings for the three months ended September 30, 2012 decreased from approximately $9.3 million or $0.89 per fully diluted share to approximately $8.2 million of $0.79 per fully diluted share. For the period from May 15, 2012 (commencement of operations) through September 30, 2012, Core Earnings decreased from approximately $14.1 million or $1.36 per fully diluted share to approximately $13.7 million or $1.33 per fully diluted share.

The tables below summarize the reconciliation from Net Income to Core Earnings for the three months ended September 30, 2012 and for the period from May 15, 2012 (commencement of operations) through September 30, 2012, as revised.

	For the three months ended September 30, 2012			For the period from May 15, 2012 (commencement of operations) through September 30, 2012
(dollars in thousands)	As Originally Reported	Adjustments	As revised	As Originally Reported	Adjustments	As revised

Net Income — GAAP	$28,194	$—	$28,194	$32,455	$—	$32,455
Adjustments:

RMBS and other securities:

Unrealized gain on RMBS	(28,329)	2,104	(26,225)	(32,254)	3,046	(29,208)
Other loss on Residential mortgage-backed securities	5,545	(4,193)	1,352	6,150	(4,711)	1,439
Realized gain on sale of RMBS	(6,454)	(181)	(6,635)	(7,574)	(218)	(7,792)

Derivative Instruments:

Realized loss on termination of interest rate swaps	—	—	—	(4)	—	(4)
Mark-to- market adjustments on interest rate swaps	8,075	—	8,075	13,119	—	13,119
Mark-to- market adjustments on interest rate swaptions	298	—	298	298	—	298
Mark-to- market adjustments on TBAs	—	—	—	—	—	—
Mark-to-market adjustments on derivative instruments	1,786	1,187	2,973	1,714	1,484	3,198
Realized loss on Agency Interest-Only Strips — accounted for as derivatives	—	—	—	—	—	—

Non-cash stock-based compensation expense	157	—	157	211	—	211
Total adjustments	(18,922)	(1,083)	(20,005)	(18,340)	(399)	(18,739)
Core Earnings — Non-GAAP Financial Measure	$9,272	$(1,083)	$8,189	$14,115	$(399)	$13,716

Basic Core Earnings per Share of Common Stock and Participating Securities - Non-GAAP Financial Measure	$0.90	$(0.11)	$0.79	$1.36	$(0.03)	$1.33
Diluted Core Earnings per Share of Common Stock and Participating Securities - Non-GAAP Financial Measure	$0.89	$(0.10)	$0.79	$1.36	$(0.03)	$1.33

Basic weighted average common shares and participating securities	10,343,944	10,343,944	10,343,944	10,340,860	10,340,860	10,340,860
Diluted weighted average common shares and participating securities	10,364,252	10,364,252	10,364,252	10,340,860	10,340,860	10,340,860

Revision of Basic and Diluted Net Loss per share for the three and six months ended June 30, 2013

We identified an error relating to Basic and Diluted Net Loss per share amounts of $1.14 and $2.32 for the three and the six month periods ended June 30, 2013, respectively, as previously reported in the June 30, 2013 Form 10-Q.  The error understated Basic and Diluted Net Loss per share by $0.02 per share in each of the respective periods. Management evaluated the impact of the error on the previously reported financial statements and concluded the impact was not material to the financial statements for the three and six month periods ended June 30, 2013 taken as a whole.  However, Management has elected to revise the per share amounts to correct for the impact of this error.  Basic and Diluted Net Loss per share amounts of $1.16 and $2.34 for the three and six month periods ended June 30, 2013, respectively, will be presented when they are next filed in our quarterly financial statements on Form 10-Q for the period ending June 30, 2014. The error had no impact on Basic and Diluted Core Earnings per Share amounts – Non-GAAP Financial measure for the three and six months ended June 30, 2013.

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

Credit Risk

We are subject to varying degrees of credit risk in connection with our assets. Although we do not expect to encounter credit risk in our Agency MBS, we do expect to encounter credit risk related to Non-Agency RMBS and Non-Agency CMBS. Investment decisions are made following a bottom-up credit analysis and specific risk assumptions. As part of the risk management process, our Manager uses detailed proprietary models to evaluate, depending on the asset class, house price appreciation and depreciation by region, prepayment speeds and foreclosure frequency, cost and timing. If our Manager determines that the proposed investment can meet the appropriate risk and return criteria as well as complement our existing asset portfolio, the investment will undergo a more thorough analysis.

As of September 30, 2013, each of the 18 counterparties that we had outstanding repurchase agreement borrowings withheld collateral which we posted as security for such borrowings in excess of 5% of our Stockholders’ equity.  Prior to entering into a repurchase agreement with any particular institution, our Manager does a thorough review of such potential counterparty.  Such review, however, does not assure the creditworthiness of such counterparty nor that the financial wherewithal of the counterparty will not deteriorate in the future.

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

Market Risk

Market value risk.    Our MBS are reflected at their fair value with unrealized gains and losses included in earnings. The fair value of these securities fluctuates primarily due to changes in interest rates and other factors. Generally, in a rising interest rate environment, the fair value of these securities would be expected to decrease; conversely, in a decreasing interest rate environment, the fair value of these securities would be expected to increase.

The sensitivity analysis table presented below shows the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments, including interest rate swaps, Interest-Only Strips, Inverse Interest-Only Strips, and net interest income at September 30, 2013, assuming a static portfolio of assets. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our Manager’s expectations. The analysis presented utilizes our Manager’s assumptions, models and estimates, which are based on our Manager’s judgment and experience.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+1.00%	(13.13)%	(1.27)%
+0.50%	(5.68)%	(0.55)%
-0.50%	(4.09)%	0.01%
-1.00%	NA (1)	NA (1)

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

Certain assumptions have been made in connection with the calculation of the information set forth in the table above and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes.  The base interest rate scenario assumes interest rates at September 30, 2013.  The analysis presented utilizes assumptions and estimates based on our Manager’s judgment and experience.  Furthermore, while we generally expect to retain such assets and the associated interest rate risk, future purchases and sales of assets could materially change our interest rate risk profile.

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

Commercial mortgages frequently limit the ability of the borrower to prepay, thereby providing a certain level of prepayment protection.  Common restrictions include yield maintenance and prepayment penalties, the proceeds of which are generally at least partially allocable to these securities, as well as defeasance.

Extension Risk

Most residential mortgage loans do not prohibit the partial or full prepayment of principal outstanding.  Accordingly, while the stated maturity of a residential mortgage loan may be 30 years, or in some cases even longer, historically the vast majority of residential mortgage loans are satisfied prior to their maturity date.  In periods of rising interest rates, borrowers have less incentive to refinance their existing mortgages and mortgage financing may not be as readily available.  This generally results in a slower rate of prepayments and a corresponding longer weighted average life for MBS.  The increase, or extension, in weighted average life is commonly referred to as “Extension Risk” which can negatively impact our portfolio.  To the extent we receive small pre-payments of principal, we will have less to capital to invest in new securities.  This is extremely detrimental in periods of rising interest rates as we will be unable to invest in new higher coupon MBS and a larger portion of our portfolio will remain invested in lower coupon securities.  Further, our borrowing costs are generally short-term and, even if hedged, are likely to increase in a rising interest rate environment, thereby reducing our net interest margin.  Finally, to the extent we acquired MBS at a discount to par, a portion of the overall return on these securities is based on the recovery of this discount.  Slower principal prepayments will result in a longer recovery period and a lower overall return on our investment.

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

If a counterparty to a bilateral interest rate swap cannot perform under the terms of the interest rate swap, we may not receive payments due under that agreement, and thus, we may lose any unrealized gain associated with the interest rate swap. We may also risk the loss of any collateral we have pledged to secure our obligations under interest rate swap if the counterparty becomes insolvent or files for bankruptcy. In addition, the interest rate swap would no longer mitigate the impact of changes in interest rates as intended.  Also see “Liquidity Risk” below.

If a counterparty to a TBA transaction cannot perform under the terms of the trade, we may not receive securities we have agreed to purchase or payment for securities we have agreed to sell, and thus, we may lose any unrealized gain associated with such transaction.

Prior to entering into a trading agreement or transaction with any particular institution where we take on counterparty, our Manager does a thorough review of such potential counterparty.  Such review, however, does not assure the creditworthiness of such counterparty nor that the financial wherewithal of the counterparty will not deteriorate in the future.

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

Additionally, if one or more of our repurchase agreement counterparties chose not to provide on-going funding, our ability to finance would decline or exist at possibly less advantageous terms. Further, if we are unable to renew, replace or expand repurchase financing with other sources of financing on substantially similar terms, it may have a material adverse effect on our business, financial position, results of operations and cash flows, due to the long term nature of our investments and relatively short-term maturities of our repurchase agreements. As such, we cannot assure that we will always be able to roll over our repurchase agreements.

The costs associated with our borrowings are generally based on prevailing market interest rates. During a period of rising interest rates, our borrowing costs generally will increase while the yields earned on our existing portfolio of leveraged fixed-rate RMBS will remain static. This could result in a decline in our net interest spread and net interest margin. The severity of any such decline would depend on our asset/liability composition at the time, as well as the magnitude and duration of the interest rate increase. Further, an increase in short-term interest rates could also have a negative impact on the market value of our assets. If any of these events happen, we could experience a decrease in net income or incur a net loss during these periods, which could have a material adverse effect on our liquidity and results of operations.

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

We enter into swaps to manage our interest rate risk. We are required to pledge cash or securities as collateral as part of a margin arrangement, calculated daily, in connection with the swaps. The amount of margin that we are required to post will vary and generally reflects collateral posted with respect to swaps that are in an unrealized loss position to us and a percentage of the aggregate notional amount of swaps per counterparty.  Margin calls could adversely affect our liquidity. Our inability to post adequate collateral for a margin call could result in a condition of default under our repurchase agreements, thereby resulting in the liquidation of the collateral pledged by us, which may have a material adverse consequence on our business, financial position, results of operations and cash flows. Conversely, if our swaps are in an unrealized gain position, our bilateral counterparties are required to post collateral with us, under the same terms that we post collateral with them.

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

ITEM 4.   Controls and Procedures.

(a)           Evaluation of Disclosure Controls and Procedures

A review and evaluation was performed by the Company’s management, including the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2013, the end date of the period covered by this quarterly report on Form 10-Q.  A control system, no matter how well designed and operated can provide only reasonable, not absolute assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

As described below, management has identified a material weakness in the Company’s internal control over financial reporting and accordingly has concluded that the Company’s disclosure controls and procedures were not effective to give reasonable assurances that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, or that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.  Internal control over financial reporting is an integral component of the Company’s disclosure controls and procedures.  Solely as a result of this material weakness described below, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2013.

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

In connection with the preparation of the Company’s financial statements included in its December 31, 2012 annual report on Form 10-K, the Company discovered that the methodology used to accrete interest income and to amortize the cost basis of certain of the Company’s investments in RMBS did not comply with GAAP.   In order to correct these errors, the Company reclassified a portion of the Company’s net interest income to both realized and unrealized gains, and certain amounts previously reflected in operating cash flows to investing cash flows.

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

PART II — OTHER INFORMATION

ITEM 1.  Legal Proceedings

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business.  As of September 30, 2013, the Company was not involved in any legal proceedings.

ITEM 1A.  Risk Factors

Other than the risk factor set forth below, there were no material changes during the period covered by this report to the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on April 9, 2013 and our quarterly report on Form 10-Q for the quarters ended June 30, 2013, as filed with the SEC on August 8, 2013. Additional risks not presently known, or that we currently deem immaterial, also may have a material adverse effect on our business, financial condition and results of operation.

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

November 14, 2013

	By:	/s/ GAVIN L. JAMES

Gavin L. James
President, Chief Executive Officer and Director

	By:	/s/ STEVEN M. SHERWYN

Steven M. Sherwyn
Chief Financial Officer and Treasurer