Form 10-K
period 2013-12-31
Western Asset Mortgage Capital Corp
filed 2014-03-17
CIK 1465885

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the registrant's common stock held by non-affiliates was $418,551,766 based on the closing sales price on the New York Stock Exchange on June 30, 2013.

         On March 7, 2014, the registrant had a total of 26,853,287 shares of common stock outstanding.

FORWARD-LOOKING INFORMATION

        The Company makes forward-looking statements herein and will make forward-looking statements in future filings with the Securities and Exchange Commission (the "SEC"), press releases or other written or oral communications within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). For these statements, the Company claims the protections of the safe harbor for forward-looking statements contained in such sections. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond the Company's control. These forward-looking statements include information about possible or assumed future results of the Company's business, financial condition, liquidity, results of operations, plans and objectives. When the Company uses the words "believe," "expect," "anticipate," "estimate," "plan," "continue," "intend," "should," "may" or similar expressions, the Company intends to identify forward-looking statements. Statements regarding the following subjects, among others, may be forward-looking: market trends in the Company's industry, interest rates, real estate values, the debt securities markets, the U.S. housing and commercial real estate markets or the general economy or the demand for residential and/or commercial mortgage loans; the Company's business and investment strategy; the Company's projected operating results; actions and initiatives of the U.S. Government and changes to U.S. Government policies and the execution and impact of these actions, initiatives and policies; the state of the U.S. economy generally or in specific geographic regions; economic trends and economic recoveries; the Company's ability to obtain and maintain financing arrangements, including securitizations; the current potential return dynamics available in Residential mortgage-backed securities ("RMBS") and Commercial mortgage-backed securities ("CMBS" and collectively with RMBS, "MBS"); the level of government involvement in the U.S. mortgage market; the anticipated default rates on Agency and Non-Agency RMBS (as defined herein); the loss severity on Non-Agency RMBS; the return of the Non-Agency RMBS securitization market; the general volatility of the securities markets in which the Company participates; changes in the value of the Company's assets; the Company's expected portfolio of assets; the Company's expected investment and underwriting process; interest rate mismatches between the Company's target assets and any borrowings used to fund such assets; changes in interest rates and the market value of the Company's target assets; changes in prepayment rates on the Company's target assets; effects of hedging instruments on the Company's target assets; rates of default or decreased recovery rates on the Company's target assets; the degree to which the Company's hedging strategies may or may not protect the Company from interest rate volatility; impact of and changes in governmental regulations, tax law and rates, accounting guidance and similar matters; the Company's ability to maintain the Company's qualification as a real estate investment trust for U.S. federal income tax purposes; the Company's ability to maintain its exemption from registration under the Investment Company Act of 1940, as amended (the "1940 Act"); the availability of opportunities to acquire Agency RMBS, Non-Agency RMBS, CMBS, residential and/or commercial mortgage loans and other mortgage assets; the availability of qualified personnel; estimates relating to the Company's ability to make distributions to its stockholders in the future; and the Company's understanding of its competition.

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

Part I

Item 1.    Business.

Overview

        Western Asset Mortgage Capital Corporation (the "Company" unless otherwise indicated or except where the context otherwise requires "we", "us" or "our") is primarily focused on investing in, financing and managing Agency RMBS. Although our core investment strategy is focused on Agency RMBS, we have opportunistically supplemented our portfolio with Non-Agency RMBS, Agency and Non-Agency CMBS and depending on current market conditions, may increase or decrease our investment in Non-Agency RMBS and Agency and Non-Agency CMBS in the future. We finance investments in RMBS and CMBS primarily through the use of repurchase agreements.

        We were organized as a Delaware corporation on June 3, 2009, but did not commence operations until the completion of our IPO on May 15, 2012. We operate and elected to be taxed as a real estate investment trust ("REIT"), commencing with our taxable year ended December 31, 2012. We generally will not be subject to U.S. federal income taxes on our taxable income to the extent that we annually distribute, in accordance with the REIT regulations, all of our net taxable income to stockholders and maintain our intended qualification as a REIT. We also intend to operate our business in a manner that will permit us to maintain our exemption from registration under the Investment Company Act of 1940 ("1940 Act).

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

        On October 3, 2012, as a result of the follow-on public offering of common stock the exercise price of each of the outstanding warrants was reduced from $20.50 to $19.44. In addition, on December 19, 2013, we declared a dividend payable in a combination of stock and cash. As a result of the stock portion of the aforementioned dividend paid on January 28, 2014, the exercise price of each of the outstanding warrants was further reduced to $17.59 and the number of warrant shares purchasable increased to 1,232,916.

        During the year ended December 31, 2013, we de-levered our balance sheet in order to take advantage of attractive valuations in the Non-Agency RMBS and CMBS. In addition to selling Agency MBS pass through securities, we reduced our borrowings under repurchase agreements and adjusted our interest rate swap holdings. Because of these actions, we reduced our aggregate debt-to-equity ratio, related to our repurchase agreements from approximately 8.1 to 1 at September 30, 2013 to 6.4 to 1, at December 31, 2013.

Our Investment Strategy

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

        We rely on our Manager's expertise in asset allocation and identifying attractive assets within our investment strategy. Although our core investment strategy is currently focused primarily on Agency RMBS, our Manager's expertise in related investment disciplines such as Non-Agency RMBS, CMBS , and ABS provides our Manager with both: (i) valuable investment insights to our Agency RMBS investment selection and strategy; and (ii) flexibility to invest in assets other than Agency RMBS opportunistically as market conditions warrant.

        We currently purchase and sell Agency RMBS and have opportunistically invested in Non-Agency RMBS, Agency and Non-Agency CMBS, as well as "to-be-announced" forward contracts, or TBAs. In the future, we may expand our purchase of Non-Agency RMBS and Agency and Non-Agency CMBS. Our Manager has not and does not expect to purchase securities on our behalf with a view to selling them shortly after purchase. However, in order to maximize returns and manage portfolio risk while remaining opportunistic, we may dispose of securities earlier than anticipated or hold securities longer than anticipated depending upon prevailing market conditions, credit performance, availability of leverage or other factors regarding a particular security or our capital position.

Our Target Assets

        We have invested the proceeds of our IPO, concurrent private placements and follow-on public offering and expect to continue to focus on investing in the following types of securities:

        Agency RMBS—Agency RMBS, which are RMBS for which the principal and interest payments are guaranteed by a U.S. Government agency, such as Government National Mortgage Association ("GNMA"), or a U.S. Government-sponsored entity, such as Federal National Mortgage Association ("FNMA") or Federal Home Loan Mortgage Corporation ("FHLMC"). The Agency RMBS we acquire can be secured by fixed-rate mortgages, adjustable-rate mortgages or hybrid adjustable-rate mortgages. Fixed-rate mortgages have interest rates that are fixed for the term of the loan and do not adjust. The interest rates on adjustable-rate mortgages generally adjust annually (although some may adjust more frequently) to an increment over a specified interest rate index. Hybrid adjustable-rate mortgages have interest rates that are fixed for a specified period of time (typically three, five, seven or ten years) and, thereafter, adjust to an increment over a specified interest rate index. Adjustable-rate mortgages and hybrid adjustable-rate mortgages generally have periodic and lifetime constraints on the amount by which the loan interest rate can change on any predetermined interest rate reset date. As of December 31, 2013, all of our Agency RMBS are secured by fixed-rate mortgages.

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

        Interest-Only Strips or IOs.—This type of security only entitles the holder to interest payments. The yield to maturity of Interest-Only Strips is extremely sensitive to the rate of principal payments (particularly prepayments) on the underlying pool of mortgages. We invest in these types of securities primarily to take advantage of particularly attractive prepayment-related or structural opportunities in the MBS markets, as well as to help manage the duration of our overall portfolio

        Inverse Interest-Only Strips or IIOs.—This type of security has a coupon with an inverse relationship to its index and is subject to caps and floors. Inverse Interest-Only MBS entitles the holder to interest only payments based on a notional principal balance, which is typically equal to a fixed rate of interest on the notional principal balance less a floating rate of interest on the notional principal balance that adjusts according to an index subject to set minimum and maximum rates. The current yield of Inverse Interest-Only MBS will generally decrease when its related index rate increases and increase when its related index rate decreases.

        Principal-Only Strips.—This type of security generally only entitles the holder to receive cash flows that are derived from principal repayments of an underlying loan pool, but in the case of Non-Agency Principal-Only Strips will also include cash flows from default recoveries and excess interest. The yield to maturity of Principal-Only Strips is extremely sensitive to the rate of principal payments (particularly prepayments) on the underlying pool of mortgages. We invest in these types of securities primarily to take advantage of structural opportunities in the MBS markets.

        TBAs.—We may utilize TBAs, in order to invest in Agency RMBS. Pursuant to these TBAs, we would agree to purchase (or deliver), for future settlement, Agency RMBS with certain principal and interest terms and certain types of underlying collateral, but the particular Agency RMBS to be delivered would not be identified until shortly before the TBA settlement date. Our ability to purchase Agency RMBS through TBAs may be limited by the 75% income and asset tests applicable to REITs.

        Collateralized Mortgage Obligations or CMOs.—CMOs are securities that are structured from residential and/or commercial pass-through certificates, which receive monthly payments of principal and interest. CMOs divide the cash flows which come from the underlying mortgage pass-through certificates into different classes of securities that may have different maturities and different weighted average lives than the underlying pass-through certificates.

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

        Agency CMBS.—We may also invest in fixed and floating rate commercial mortgage-backed securities, or CMBS, for which the principal and interest payments are guaranteed by a U.S. Government agency or U.S. Government-sponsored entity, but for which the underlying mortgage loans are secured by real property other than single family residences. These may include, but are not limited to Fannie Mae DUS (Delegated Underwriting and Servicing) MBS, Freddie Mac Multifamily Mortgage Participation Certificates and Ginnie Mae project loan pools, and/or CMOs structured from such collateral.

        Non-Agency CMBS.—Fixed and floating rate CMBS for which the principal and interest payments are not guaranteed by a U.S. Government agency or U.S. Government-sponsored entity. To date, the emphasis has been on legacy securities that when originally issued were rated in the highest rating category by one or more of the nationally recognized statistical rating organizations. We have not established a minimum current rating requirement and in the future may invest in subordinated classes.

        Agency and Non-Agency CMBS IO and IIO Securities.—Interest-Only and Inverse Interest-Only securities for which the underlying collateral is commercial mortgages the principal and interest on which may or may not be guaranteed by a U.S Government agency or U.S. Government-sponsored entity. Unlike single family residential mortgages in which the borrower, generally, can prepay at any time, commercial mortgages frequently limit the ability of the borrower to prepay, thereby providing a certain level of prepayment protection. Common restrictions include yield maintenance and prepayment penalties, the proceeds of which are generally at least partially allocable to these securities, as well as defeasance.

        Our primary investment strategy continues to focus on Agency RMBS. As discussed above, we have supplemented our portfolio with Non-Agency RMBS and Agency and Non-Agency CMBS and are likely to expand our investments in these securities in the future. In addition, we may also invest in asset-backed securities or "ABS" which we describe below. The allocation to Non-Agency RMBS, Agency and Non-Agency CMBS, and ABS may vary from time to time based on market conditions and differ from target ranges identified for these asset classes at the time of our initial public offering.

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

        As of December 31, 2013, the fair value of our investment portfolio was comprised of 86.4% of Agency RMBS, 12.6% of Non-Agency RMBS, 0.7% of Agency CMBS and 0.3% of Non-Agency CMBS, excluding linked transactions. As of December 31, 2013, the fair value of our investment portfolio was comprised of 84.1% of Agency RMBS, 14.9% of Non-Agency RMBS, 0.7% of Agency CMBS and 0.3% of Non-Agency CMBS, including linked transactions.

        Residential and commercial whole-loans.    The Company may in the future invest in or seek to gain exposure to 'whole loan' mortgages, secured by both single family residential and/or commercial properties. In this regard, the Manager is currently exploring the benefits and costs, including legal and regulatory impact, of such investments. As currently contemplated, this program would involve investing in mortgage loans directly or in structured Non-Agency RMBS programs crafted specifically for the Company. In addition to holding these instruments for investment, the Company might invest in or acquire whole-loans directly or gain exposure to whole-loans through investments in structured programs with the intention of securitizing the whole-loans in the future, selling the investment grade portion of the securitized structure and retaining the residual portion. Adding these instruments to the Company's target assets involves complex investment, structural, regulatory and accounting issues and there can be no assurance that the Company will in fact expand its target assets to include whole loans or, if it does, in what form and to what extent it will do so.

Our Financing Strategy

        The leverage that we employ is specific to each asset class and is determined based on several factors, including potential asset price volatility, margin requirements, the current cycle for interest rates, the shape of the yield curve, the outlook for interest rates and our ability to use and the effectiveness of interest rate hedges. We analyze both historical volatility and market-driven implied volatility for each asset class in order to determine potential asset price volatility. Our leverage targets attempt to risk-adjust asset classes based on each asset class's potential price volatility. The goal of our leverage strategy is to ensure that, at all times, our investment portfolio's overall leverage ratio is appropriate for the level of risk inherent in the investment portfolio.

        We may fund the acquisition of our assets through the use of leverage from a number of financing sources, subject to maintaining our qualification as a REIT. We finance purchases of MBS primarily through the use of repurchase agreements.

        Our operating results depend in large part on differences between the income earned on our assets and our cost of borrowing and hedging activities. We use leverage to increase potential returns to our stockholders. We currently accomplish this by borrowing against existing assets through repurchase agreements. Our investment policies place no limits on the maximum amount of leverage that we may use, and we are not required to maintain any particular debt-to-equity leverage ratio. We may also change our financing strategy and leverage without the consent of our stockholders.

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

        We expect to maintain a debt to equity ratio of six to ten times the amount of our stockholders' equity, although there is no minimum or maximum leverage that our investment policies explicitly require. To the extent the Agency percentage of our portfolio decreases, our overall leverage is likely to decrease. Depending on the different cost of borrowing funds at different maturities, we will vary the maturities of our borrowed funds to attempt to produce lower borrowing costs and reduce interest rate risk. We enter into collateralized borrowings only with institutions that are rated investment grade by at least one nationally-recognized statistical rating organization. We rely on financing to acquire, on a leveraged basis, assets in which we invest. If market conditions deteriorate, our lenders may exit the repurchase market, and tighten lending standards, or increase the amount of equity capital required to obtain financing making it more difficult and costly for us to obtain financing.

        For the year ended December 31, 2013, we financed our MBS with repurchase agreements, on a debt-to-equity basis, ranging from approximately six to ten times leverage throughout the year. In the future, we may, however, be limited or restricted in the amount of leverage we may employ by the terms and provisions of any financing or other agreements, and may be subject to margin calls as a result of our financing activity. We had an aggregate debt-to-equity ratio, related to our repurchase agreements of approximately 6.4 to 1, including repurchase agreements on linked transactions, and 6.3 to 1, excluding repurchase agreements on linked transactions at December 31, 2013. Our debt-to-equity ratio is computed by dividing repurchase borrowings by total stockholders' equity.

        We finance MBS with repurchase agreement financing with maturities ranging from one to three months, but in some cases longer. At December 31, 2013, we had entered into master repurchase agreements with 20 counterparties. We had approximately $2.6 billion outstanding under our repurchase agreements, including repurchase agreements accounted for as part of linked transactions at December 31, 2013. The balance outstanding at December 31, 2013 includes approximately $61.2 million related to linked transactions.

Our Hedging Strategy

        Subject to maintaining our qualification as a REIT for U.S. federal income purposes, we pursue various economic hedging strategies to seek to reduce our exposure to adverse changes in interest rates. The U.S. federal income tax rules applicable to REITs may require us to implement certain of these techniques through a domestic taxable REIT subsidiary ("TRS") that is fully subject to federal corporate income taxation. At this time we do not utilize a domestic TRS, although we may consider doing so in future. Our hedging activity varies in scope based on the level and volatility of interest rates, the type of assets held and other changing market conditions. As of December 31, 2013, we entered into swaps designed to mitigate the effects of increases in interest rates under a portion of our repurchase agreements. These swaps generally provide for fixed interest rates indexed off of the London interbank offered rate or LIBOR and effectively fix the floating interest rates. Notwithstanding the foregoing, in order to manage our hedge position with regard to our liabilities, we on occasion will enter into interest rate swaps which involve the receipt of fixed-rate amounts from a counterparty in exchange for us making variable-rate payments over the life of the interest rate swap without exchange of the underlying notional amount. As of December 31, 2013, we effectively fixed the floating interest rates on approximately $2.1 billion of borrowings under our repurchase agreements, net of variable-rate payment swaps. We also entered into forward starting swaps of $491.6 million. In addition, as of December 31, 2013, we also owned swaptions on approximately an incremental $2.1 billion of borrowings. To date, we have not elected to apply hedge accounting for our derivatives and, as a result, we record the change in fair value of our derivatives and the associated interest in earnings.

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

Regulation

Our Manager

        We are externally managed and advised by Western Asset Management Company. Established in 1971 and acquired by Legg Mason in 1986, our Manager is a registered investment advisor headquartered in Pasadena, California, that specializes in fixed-income asset management. From offices in Pasadena, Dubai, Hong Kong, London, Melbourne, New York, São Paulo, Singapore and Tokyo, our Manager's 835 employees provide investment services for a wide variety of global clients, including mutual funds, corporate, public, insurance, health care, union organizations and charitable foundations. As of December 31, 2013, our Manager and its investment advisory affiliates over which our Manager has operational responsibility, or its supervised affiliates, had approximately $452 billion in assets under management. All of our officers, apart from our chief financial officer, Steven M. Sherwyn, were employees of our Manager previous to January 1, 2014. Effective on that date, Mr. Sherwyn also became an employee of our Manager as well. In addition two, of our directors, James W. Hirschmann III and Gavin L. James, are also employees of our Manager. Our Manager is responsible for, among other duties: (i) performing all of our day-to-day functions; (ii) determining investment criteria in conjunction with our board of directors; (iii) sourcing, analyzing and executing investments, asset sales and financings; (iv) performing asset management duties; and (v) performing financial and accounting management.

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

        Our Manager is entitled to a management fee equal to 1.5% per annum, calculated and payable quarterly in arrears, of our stockholders' equity. For purposes of calculating the management fee, our "stockholders' equity" means the sum of the net proceeds from any issuances of our equity securities since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus our retained earnings, calculated in accordance with U.S. GAAP, at the end of the most recently completed fiscal quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less any amount that we pay for repurchases of our shares of common stock, excluding any unrealized gains, losses or other non-cash items that have impacted stockholders' equity as reported in our financial statements prepared in accordance with U.S. GAAP, regardless of whether such items are included in other comprehensive income or loss, or in net income, including OTTI charges reported in other loss on MBS, unrealized gain (loss) on MBS and other securities and the non-cash portion of gain (loss) on derivative instruments, as well as one-time events pursuant to changes in U.S. GAAP and certain other non-cash charges, based on discussions between our Manager and our independent directors and subject to approval by a majority of our independent directors. However, if our stockholders' equity for any given quarter is negative based on the calculation described above, our Manager will not be entitled to receive any management fee for that quarter. Our Manager is entitled to reimbursement of its operating expenses related to us, including legal, accounting, due diligence and other services.

        We elected to be taxed as a REIT under Section 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), commencing with our taxable year ended December 31, 2012. We will generally not be subject to corporate U.S. federal or state income tax to the extent that we make qualifying distributions to stockholders, and provided that we satisfy, on a continuing basis, through actual investment and operating results, the REIT requirements including certain asset, income, distribution and stock ownership tests. If we fail to qualify as a REIT, and do not qualify for certain statutory relief provisions, we will be subject to U.S. federal, state and local income taxes and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year in which we lost our REIT qualification. The failure to qualify as a REIT could have a material adverse impact on the Company's results of operations and amounts available for distribution to stockholders.

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

Competition

        Our net income depends, in part, on our ability to acquire assets at favourable spreads over our borrowing costs. In acquiring our target assets, we compete with other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, financial institutions, governmental bodies and other entities. In addition, other REITs with similar asset acquisition objectives, including a number that have been recently formed and others that may be organized in the future, compete with us in acquiring assets and obtaining financing. These competitors may be significantly larger than us, may have access to greater capital and other resources or may have other advantages. In addition, some competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments, and establish more relationships, than us. Current market conditions may attract more competitors, which may increase the competition for sources of financing. An increase in the competition for sources of funding could adversely affect the availability and cost of financing, and thereby adversely affect the market price of our common stock.

Employees

        Previous to January 1, 2014, other than our chief financial officer, we have had no employees and have been managed by the Manager pursuant to the management agreement between the Manager and us dated as of May 9, 2012. On January 1, 2014, our chief financial officer also became an employee of the Manager.

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

        Our internet address is www.westernassetmcc.com. The information on our website is not incorporated by reference in this Annual Report on Form 10-K. We make available, free of charge through a link on our site, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports, if any, as filed or furnished with the SEC, as soon as reasonably practicable after such filing or furnishing. Our site also contains our code of business conduct and ethics, corporate governance guidelines and the charters of our audit committee, nominating and corporate governance committee and compensation committee of our board of directors. Within the time period required by the rules of the SEC and the New York Stock Exchange, or NYSE, we will post on our website any amendment to our code of business conduct and ethics as defined in the code. Our documents filed with, or furnished to, the SEC are also available for review and copying by the public at the SEC's Public Reference Room at 100 F Street, NE., Washington, DC 20549 and at the SEC's website at www.sec.gov. Information regarding the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

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

        We were organized as a Delaware corporation on June 3, 2009, but did not commence operations until the completion of our IPO on May 15, 2012. We cannot assure you that we will be able to continue to operate our business successfully or implement our operating policies and strategies as described herein. The results of our operations depend on several factors, including the availability of opportunities for the acquisition of assets, the level and volatility of interest rates, the availability of adequate short and long-term financing, conditions in the financial markets and economic conditions.

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

There is no certainty what effect "tapering" will have on the price and liquidity of Agency RMBS and other securities in which we invest, although the Federal Reserve's actions could increase the prices of our Target Assets and reduce the spread on our investments.

        In September 13, 2012, the U.S. Federal Reserve announced a third round of quantitative easing or QE3 to expand its holdings of long-term securities by purchasing an additional $40 billion of Agency RMBS per month until key economic indicators, such as the unemployment rate, showed signs of improvement. The stated goal of QE3 was to support to mortgage and housing markets and to foster improved conditions in financial markets more generally. This program when combined with existing programs to extend the average maturity of the Federal Reserve's holdings of securities and reinvest principal payments from the Federal Reserve's holdings of Agency debt and Agency RMBS into Agency RMBS resulted in an increase to the Federal Reserve's purchases of long-term securities to $85 billion a month. In May 2013, former Federal Reserve Chairman Bernanke announced that due to improvements in the overall economy, the Federal Reserve was contemplating reducing its monthly purchases. In December 2013, the Federal Reserve announced that beginning in January 2014, the Federal Reserve would begin the tapering of QE3 by reducing its monthly purchases of Agency MBS from $40 billion to $35 billion and its monthly purchases of longer term U.S. Treasury securities from $45 billion to $40 billion while still maintaining its existing policy of reinvesting principal payments from its holdings of Agency debt and Agency MBS in Agency MBS. Notwithstanding the foregoing, Chairman Bernanke affirmed that the Federal Reserve would continue its highly accommodative monetary policy by maintaining the target Federal funds rate between zero and 0.25% for a considerable time after the asset purchase plan ends and the economic recovery strengthens. In January 2014, the Federal Reserve announced that starting in February 2014, it would reduce its monthly purchases of Agency MBS from $35 billion to $30 billion and its monthly purchases of longer term U.S. Treasury securities from $40 billion to $35 billion while still maintaining its reinvestment policy. The Federal Reserve also reaffirmed that its view that a highly accommodative monetary policy would remain appropriate for a considerable time after the purchase program ends and the economic recovery strengthens. Effective as of February 2014, Janet Yellen replaced Ben Bernanke as the Chairperson of the Federal Reserve. There is no way of knowing what impact, if any, the transition to Chairperson Yellen from Chairman Bernanke will have, whether the Federal Reserve will continue its current rate of tapering and/or increase or decrease such rate and the impact which such tapering will have on the prices and liquidity of Agency RMBS or other securities in which we invest. Such actions by the Federal Reserve could decrease demand for Agency RMBS, thereby reducing the prices and value of our Agency RMBS portfolio.

We may be unable to operate within the parameters that allow us to be excluded from regulation as a commodity pool operator, which would subject us to additional regulation and compliance requirements, and could materially adversely affect our business and financial condition.

        As a result of regulatory changes prompted by the Dodd-Frank Act, any investment fund that trades in swaps may be considered a "commodity pool," which would cause its operators to be regulated as a "commodity pool operator" (or, CPO). In December 2012, the Commodity Futures Trading Commission issued a no-action letter giving relief to operators of mortgage REITs from the requirements applicable to CPOs. In order to qualify, we must, among other non-operation requirements: (1) limit our initial margin and premiums for commodity interests (swaps and exchange-traded futures) to no more than 5% of the fair market value of our total assets; and (2) limit our net income from commodity interests that are not "qualifying hedging transactions" to less than 5% of our gross income. These parameters could limit the use of swaps by us below the level that our Manager would otherwise consider optimal or may lead to the registration of our Manager or directors as commodity pool operators, which will subject us to additional regulatory oversight, compliance and costs.

Recent changes to derivatives regulation may increase the costs of hedging for the Company.

        Recently, regulations have been promulgated by U.S. and foreign regulators attempting to strengthen oversight of derivative contracts. The Dodd-Frank Act established a comprehensive new regulatory framework for derivative contracts commonly referred to as "swaps" which requires that many swaps be executed on a regulated exchange or trading platform ("mandatory exchange trading") and cleared through a central counterparty ("mandatory clearing"). In particular, certain of the swaps that the Manager may want to use to hedge the Company's exposure to fluctuations in interest rates may now be subject to mandatory clearing and mandatory exchange trading. For swaps that are subject to mandatory clearing, the Company will be forced to pledge some of its assets to a clearing broker as initial margin, and for the life of such swaps, the assets pledged as initial margin generally will not be available to the Company for investment. For swaps that are subject to mandatory clearing and mandatory exchange trading, the Company likely will incur additional fees and costs for transactions in such swaps. Together, these requirements may make the Manager's hedging strategies more costly or may induce the Manager to change its hedging strategies.

In the past, our internal controls over financial reporting were found to have material weaknesses.

        In conjunction with our 2012 audit, we determined that we had a material weakness in our internal control over financial reporting as of December 31, 2012. This material weakness was attributable to management's supervision, review and acceptance of procedures with respect to a third-party vendor's computation of interest income accretion and amortization of the cost basis of certain Agency RMBS. A detailed description of this material weakness was provided in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. Due solely to this material weakness, we concluded that our disclosure controls and procedures as of December 31, 2012 were not effective.

        Beginning in the first quarter of 2013, we implemented a series of internal controls over financial reporting in order to remediate this issue, as described further in our quarterly reports on Form 10-Q for the quarters ended March 31, 2013, June 30, 2013 and September 30, 2013. During the third and fourth quarter of 2013, we tested each of the aforementioned procedures and based on the results of that testing we believe such procedures have been successfully implemented and have remediated the material weakness referenced above.

        We may continue to expend significant financial resources and time in order to improve our internal controls over financial reporting.

        We are responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. We cannot ensure you that there will not be any other material weaknesses in our internal control over financial reporting in the future.

Risks related to our investing strategy

Mortgage loan modification and refinancing programs and future legislative action may adversely affect the value of, and our returns on, Agency RMBS, Non-Agency RMBS and our Additional Target Assets.

        The U.S. Government, through the U.S. Federal Reserve, the Federal Housing Administration, or the FHA, and the Federal Deposit Insurance Corporation, has implemented a number of federal programs designed to assist homeowners, including the Home Affordable Modification Program, or HAMP, which provides homeowners with assistance in avoiding residential mortgage loan foreclosures, the Hope for Homeowners Program, or H4H Program, which allows certain distressed borrowers to refinance their mortgages into FHA-insured loans in order to avoid residential mortgage loan foreclosures, and the Home Affordable Refinance Program, or HARP, which allows borrowers who are current on their mortgage payments to refinance and reduce their monthly mortgage payments at loan-to-value ratios up to 125% (and, in some cases, above 125%) without new mortgage insurance. A number of these homeowners' assistance programs have been enhanced or expanded. In addition, current administration officials and certain members of the U.S. Congress have indicated support for additional legislative relief for homeowners, including an amendment of the bankruptcy laws to permit the modification of mortgage loans in bankruptcy proceedings. Loan modifications are more likely to be used when borrowers are less able to refinance or sell their homes due to market conditions and when the potential recovery from a foreclosure is reduced due to lower property values. A significant number of loan modifications could result in a significant reduction in cash flows to the holders of the mortgage securities on an ongoing basis. Amendments to the bankruptcy laws that result in the modification of outstanding mortgage loans may adversely affect the value of and the returns on, the assets that we intend to acquire and the assets we currently hold.

        Especially with Non-Agency RMBS, a significant number of loan modifications with respect to a given security, including, but not limited to, those related to principal forgiveness and coupon reduction, resulting in increased prepayment rates, could negatively impact the realized yields and cash flows on such security. These loan modification programs, future legislative or regulatory actions, including possible amendments to the bankruptcy laws, which result in the modification of outstanding residential mortgage loans, as well as changes in the requirements necessary to qualify for refinancing mortgage loans with FNMA, FHLMC or GNMA may adversely affect the value of, and the returns on, Agency RMBS and Non-Agency RMBS.

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

        We could be negatively affected in a number of ways depending on the manner in which related events unfold for FNMA and FHLMC. We currently rely primarily on our Agency RMBS as collateral for our financings under our repurchase agreements. Any decline in its value, or perceived market uncertainty about its value, would make it more difficult for us to obtain financing on our Agency RMBS on acceptable terms or at all, or to maintain our compliance with the terms of any financing transactions. Further, the current support provided by the U.S. Treasury to FNMA and FHLMC, and any additional support it may provide in the future, could have the effect of lowering the interest rates we expect to receive from Agency RMBS, thereby tightening the spread between the interest we earn on our Agency RMBS and the cost of financing those assets. A reduction in the supply of Agency RMBS could also negatively affect the pricing of Agency RMBS by reducing the spread between the interest we earn on our investment portfolio of Agency RMBS and our cost of financing that portfolio.

        In March 2013, the U.S. Federal Housing Finance Agency announced that it would establish a new institutional body, which later became known as the Federal Mortgage Insurance Currency or, FMIC, to replace FNMA and FHLMC once they wind down operations. In June 2013, in a draft bill entitled the "Secondary Mortgage Market Reform and Taxpayer Protection Act of 2013" it was proposed that the FMIC would be modeled after the Federal Deposit Insurance Corporation or FDIC and provide catastrophic reinsurance in the secondary market for mortgage-backed securities. It would also take over multi-family guarantees as the existing portfolios of FNMA and FHLMC are wound down by at least 15% annually until they are completely liquidated. Future legislation affecting the Agencies may create market uncertainty and have the effect of reducing the actual or perceived credit quality of the Agencies and the securities issued or guaranteed by them. As a result, such laws could increase the risk of loss on our investments in Agency RMBS. It also is possible that such laws could adversely impact the market for such securities and the spreads at which they trade. All of the foregoing could have a material adverse effect on our business, financial condition, results of operations, the market price of our capital stock and our ability to pay dividends to our stockholders.

        In December 2013, Representative Melvin L. Watt was confirmed as the director of the FHFA, replacing then acting director Edward J. DeMarco. Throughout his tenure, Mr. DeMarco repeatedly struck down various attempts regarding debt forgiveness for homeowners. A change in leadership at the FHFA may increase the likelihood of the implementation of such a program. A program which provides for debt forgiveness on the mortgages underlying our Agency RMBS is likely to have a negative impact on the value of our Agency RMBS, our ability to finance these securities and the interest income which we earn on such securities.

        As provided above, recent legislation has changed the relationship between FNMA and FHLMC and the U.S. Government. The appointment of Representative Watt as director of the FHFA as well as future legislation could further change the relationship between FNMA and FHLMC and the U.S. Government which could also nationalize, privatize, or eliminate such entities entirely. As recently as March 11, 2014, Senate Banking Committee Chairman Tim Johnson and Ranking Member Mike Crapo announced an agreement on their own version of GSE reform which would eventually replace FNMA and FHLMC with a new system. Any law affecting these GSEs may create market uncertainty and have the effect of reducing the actual or perceived credit quality of securities issued or guaranteed by FNMA or FHLMC. Any law affecting these GSEs may create market uncertainty and have the effect of reducing the actual or perceived credit quality of securities issued or guaranteed by FNMA or FHLMC. As a result, such laws could increase the risk of loss on our investments in Agency RMBS guaranteed by FNMA and/or FHLMC. It also is possible that such laws could adversely impact the market for such securities and spreads at which they trade. All of the foregoing could materially and adversely affect our financial condition and results of operations.

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

We operate in a highly competitive market for investment opportunities and competition may limit our ability to acquire desirable investments in Agency RMBS and our Target Assets and could also affect the pricing of these securities.

        We operate in a highly competitive market for investment opportunities. Currently, our profitability depends, in large part, on our ability to acquire Agency RMBS and our other Target Assets at attractive prices. In acquiring these assets, we compete with a variety of institutional investors, including other REITs, specialty finance companies, public and private funds (including other funds managed by our Manager), commercial and investment banks, commercial finance and insurance companies and other financial institutions. Many of our competitors are substantially larger and have considerably greater financial, technical, marketing and other resources than we do. Several other REITs have recently raised, or are expected to raise, significant amounts of capital, and may have investment objectives that overlap with ours, which may create additional competition for investment opportunities. Some competitors may have a lower cost of funds and access to funding sources that may not be available to us, such as funding from the U.S. Government. Many of our competitors are not subject to the operating constraints associated with REIT tax compliance or maintenance of an exemption from the 1940 Act. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, competition for investments in Agency RMBS and our Target Assets may lead to the price of such assets increasing, which may further limit our ability to generate desired returns. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, desirable investments in these assets may be limited in the future and we may not be able to take advantage of attractive investment opportunities from time to time, as we can provide no assurance that we will be able to identify and make investments that are consistent with our investment objectives.

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

        We invest primarily in Agency RMBS and to a lesser extent invest in Non-Agency RMBS and Agency and Non-Agency CMBS. We need to rely on our securities as collateral for our financings. Any decline in their value, or perceived market uncertainty about their value, would likely make it difficult for us to obtain financing on favorable terms or at all, or maintain our compliance with terms of any financing arrangements already in place. The securities we acquire are classified for accounting purposes as available-for-sale. All assets classified as available-for-sale are reported at fair value, based on market prices from third-party sources. We have elected to include any unrealized gains and losses in our earnings. If market conditions result in a decline in the fair value of our assets, our financial position and results of operations could be adversely affected.

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

Our investments are subject to a significant change in prepayments speeds affecting the value of our portfolio and possibly adversely affecting yields.

        The value of our assets may be affected by prepayment rates on residential mortgage loans. We acquire RMBS and anticipate that the underlying residential mortgages loans will prepay at a projected rate generating an expected yield. If we purchase assets at a premium to par value, when borrowers prepay their residential mortgage loans faster than expected, the corresponding prepayments on the mortgage-related securities may reduce the expected yield on such securities because we will have to amortize the related premium on an accelerated basis, in the case of Agency RMBS whole pools and certain other investment grade rated securities, and make a retrospective adjustment to historical amortization. Conversely, if we purchase assets at a discount to par value, when borrowers prepay their residential mortgage loans slower than expected, the decrease in corresponding prepayments on the RMBS may reduce the expected yield on such securities because we will not be able to accrete the related discount as quickly as originally anticipated and, in the case of Agency RMBS whole pools and certain other investment grade rated securities, will have to make a retrospective adjustment to historical amortization.

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

        CMBS may be secured by a single commercial mortgage loan or a pool of commercial mortgage loans. Commercial mortgage loans may be secured by multifamily or commercial property and are subject to risks of delinquency and foreclosure, and risks of loss that may be greater than similar risks associated with loans made on the security of residential property. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower's ability or willingness to repay the loan may be impaired. Net operating income of an income-producing property can be affected by, among other things,

  •
  tenant mix;

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

The residential and/or commercial mortgages which we may acquire in the form of whole-loans are subject to individual borrower credit risk.

        To the extent we acquire residential or commercial mortgages or whole-loans; we will be subject to individual credit risk. While such mortgages will be secured by the single family residences or commercial properties, we will rely on the borrower's willingness to make timely payments. In certain states our ability to recover against a borrower on a residential property may be limited to either recovering from the borrower or foreclosing on the property. In either case, depending on state and local laws, such recovery could take an extended period of time and expense, during which period we would not be receiving any payments, thereby negatively impacting our cash flow. Similarly, to the extent a commercial loan is non-recourse, our recovery will be limited to the underlying real property which depending on several factors, including the location of such property, could take an extended period of time and expense, thereby negatively impacting our cash flow.

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

        Our determination of the fair value of our investments for GAAP includes inputs provided by third-party dealers and pricing services. Valuations of certain investments in which we invest are often difficult to obtain. In general, dealers and pricing services heavily disclaim their valuations. Dealers may claim to furnish valuations only as an accommodation and without special compensation, and so they may disclaim any and all liability for any direct, incidental, or consequential damages arising out of any inaccuracy or incompleteness in valuations, including any act of negligence or breach of any warranty. Depending on the complexity and illiquidity of a security, valuations of the same security can vary substantially from one dealer or pricing service to another. Therefore, our results of operations for a given period could be adversely affected if our determinations regarding the fair market value of these investments are materially different than the values that we ultimately realize upon their disposal. The valuation process has been particularly challenging recently as market events have made valuations of certain assets more difficult, unpredictable and volatile.

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

An increase in interest rates may cause a decrease in the availability of certain of our Target Assets, which could adversely affect our ability to acquire assets that satisfy our investment objectives and to generate income and make distributions.

        Rising interest rates generally reduce the demand for mortgage loans due to the higher cost of borrowing. A reduction in the volume of mortgage loans originated may affect the volume of our Target Assets, including Agency RMBS, and our other Target Assets available to us, which could adversely affect our ability to acquire assets that satisfy our investment objectives. Rising interest rates may also cause our assets that were issued prior to an interest rate increase to provide yields that are below prevailing market interest rates. If rising interest rates cause us to be unable to acquire a sufficient volume of our Target Assets, primarily Agency RMBS, with a yield that is above our borrowing cost, our ability to satisfy our investment objectives and to generate income and make distributions may be materially and adversely affected.

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

        We invest in Agency RMBS, and Non-Agency RMBS. We also invest in Agency and Non-Agency CMBS and in the future may invest in ABS. In a normal yield curve environment, an investment in such assets will generally decline in value if long-term interest rates increase. Declines in market value may ultimately reduce earnings or result in losses to us, which may negatively affect cash available for distribution to our stockholders.

        A significant risk associated with our Target Assets is the risk that both long-term and short-term interest rates will increase significantly. If long-term rates increased significantly, the market value of these investments would decline, and the duration and weighted average life of the investments would increase. We could realize a loss if the securities were sold. At the same time, an increase in short-term interest rates would increase the amount of interest owed on any repurchase agreements we may enter into, thereby potentially reducing the net interest margin we earn our investments and the income available for distribution to our shareholders.

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

        As of December 31, 2013, none of our Agency RMBS were secured by ARMs or hybrid ARMs. Our Non-Agency RMBS, however, were secured by ARMs, Hybrid ARMS, pay option ARMs and fixed-rate mortgages. Further, there can be no assurance that this will not change in the future.

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

        Increases in interest rates may negatively affect the market value of the fixed-rate mortgages and hybrid ARMs in which we may invest. Our investments in these mortgage-backed securities are recorded at fair value under a fair value option election at the time of purchase with changes in fair value reported in earnings and any decrease in our earnings could cause the market value of our common stock to decline. In addition, rising interest rates generally reduce the demand for consumer and commercial credit, including mortgage loans, due to the higher cost of borrowing. A reduction in the volume of mortgage loans originated may affect the volume of MBS available to us, which could affect our ability to acquire assets that satisfy our investment objectives.

Changes in prepayment rates may adversely affect our profitability.

        The RMBS assets we acquire are backed by pools of residential mortgage loans. We receive payments, generally, from the payments that are made on these underlying residential mortgage loans. While commercial mortgages frequently include limitations on the ability of the borrower to prepay, residential mortgages generally do not. When borrowers prepay their residential mortgage loans at rates that are faster than expected, the net result is prepayments that are faster than expected on the related RMBS. These faster than expected payments may adversely affect our profitability.

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

        Prepayment rates generally increase when interest rates fall and decrease when interest rates rise, but changes in prepayment rates are difficult to predict. House price appreciation, while increasing the value of the collateral underlying our RMBS, may increase prepayment rates as borrowers may be able to refinance at more favorable terms. Prepayments can also occur when borrowers default on their residential mortgages and the mortgages are prepaid from the proceeds of a foreclosure sale of the property (an involuntary prepayment), or when borrowers sell the property and use the sale proceeds to prepay the mortgage as part of a physical relocation. Prepayment rates also may be affected by conditions in the housing and financial markets, increasing defaults on residential mortgage loans, which could lead to an acceleration of the payment of the related principal, general economic conditions and the relative interest rates on fixed-rate mortgages and ARMs. While we seek to manage prepayment risk, in selecting RMBS investments we must balance prepayment risk against other risks, the potential returns of each investment and the cost of hedging our risks. No strategy can completely insulate us from prepayment or other such risks, and we may deliberately retain exposure to prepayment or other risks.

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

        Our business is highly dependent on communications and information systems of our Manager and other third-party service providers. Any failure or interruption of our Manager's or other third-party service providers' systems could cause delays or other problems in our securities trading activities, which could have a material adverse effect on our operating results and negatively affect the market price of our common stock and our ability to make distributions to our stockholders.

Loss of our exemption from regulation pursuant to the 1940 Act would adversely affect us.

        We conduct our business so as not to become regulated as an investment company under the 1940 Act in reliance on the exemption provided by Section 3(c)(5)(C) of the 1940 Act. Section 3(c)(5)(C), as interpreted by the staff of the SEC, requires that: (i) at least 55% of our investment portfolio consist of "mortgages and other liens on and interest in real estate," or "qualifying real estate interests," and (ii) at least 80% of our investment portfolio consist of qualifying real estate interests plus "real estate-related assets." In satisfying this 55% requirement, based on pronouncements of the SEC staff, we may treat whole pool Agency RMBS as qualifying real estate interests. The SEC staff has not issued guidance with respect to whole pool Non-Agency RMBS. Accordingly, based on our own judgment and analysis of the SEC's pronouncements with respect to whole pool Agency RMBS, we may also treat Non-Agency RMBS issued with respect to an underlying pool of mortgage loans in which we hold all of the certificates issued by the pool as qualifying real estate interests. We currently treat partial pool Agency, Non-Agency RMBS and partial pool CMBS as real estate-related assets. We treat any interest rate swaps or other derivative hedging transactions we enter into as miscellaneous assets that will not exceed 20% of our total assets. We rely on guidance published by the SEC staff or on our analyses of guidance published with respect to other types of assets to determine which assets are qualifying real estate assets and real estate-related assets.

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

        The mortgage related investments that we acquire are limited by the provisions of the 1940 Act and the rules and regulations promulgated thereunder. If the SEC determines that any of these securities are not qualifying interests in real estate or real estate-related assets, adopts a contrary interpretation with respect to these securities or otherwise believes we do not satisfy the above exceptions or changes its interpretation of the above exceptions, we could be required to restructure our activities or sell certain of our assets. We may be required at times to adopt less efficient methods of financing certain of our mortgage related investments and we may be precluded from acquiring certain types of higher yielding securities. The net effect of these factors would be to lower our net interest income. If we fail to qualify for an exemption from registration as an investment company or an exclusion from the definition of an investment company, our ability to use leverage would be substantially reduced. Further, if the SEC determined that we were an unregistered investment company, we could be subject to monetary penalties and injunctive relief in an action brought by the SEC, we would potentially be unable to enforce contracts with third parties could seek to obtain rescission of transactions undertaken during the period for which it was established we were an unregistered investment company. If we were required to register as an investment company, it would result in a change of our financial statement requirements. Our business will be materially and adversely affected if we fail to qualify for this exemption from regulation pursuant to the 1940 Act. In addition, the loss of our 1940 Act exemption would also permit our Manager to terminate the Management Agreement, which could result in material adverse effect on our business and results of operations.

The downgrade of the U.S. government's or certain European countries' credit ratings and any future downgrades of the U.S. government's or certain European countries' credit ratings may materially adversely affect our business, financial condition and results of operations.

        On August 5, 2011, Standard & Poor's downgraded the U.S. government's credit rating for the first time in history. More recently, concerns over economic recession, geopolitical issues, the ability of certain European sovereigns to honor their debt obligations and the exposure of certain European financial institutions to such debt, continuing high levels of unemployment, the availability and cost of financing, the mortgage market, uncertainty related to political events such as the "fiscal cliff" and debt ceiling debates and uncertain real estate market have contributed to volatility and relatively low expectations for the economy and markets. Because FNMA and FHLMC are in conservatorship of the U.S. government, downgrades to the U.S. government's credit rating could impact the credit risk associated with Agency MBS and, therefore, decrease the value of the Agency MBS in which we invest. In addition, the downgrade of the U.S. government's credit rating and the credit ratings of certain European countries has created broader financial turmoil and uncertainty, which has recently weighed heavily on the global banking system. Therefore, the downgrade of the U.S. government's credit rating and the credit ratings of certain European countries and any future downgrades of the U.S. government's credit rating or the credit ratings of certain European countries may materially adversely affect our business, financial condition and results of operations.

Risks related to financing and hedging

Our strategy involves significant leverage, which may amplify losses.

        Our current target leverage generally ranges between six to ten times the amount of our stockholders' equity (calculated in accordance with U.S. GAAP). We incur this leverage by borrowing against a substantial portion of the market value of our assets. By incurring this leverage, we could enhance our returns. Nevertheless, this leverage, which is fundamental to our investment strategy, also creates significant risks.

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

        When we engage in repurchase transactions, we generally sell securities to lenders (repurchase agreement counterparties) and receive cash from these lenders. The lenders are obligated to resell the same securities back to us at the end of the term of the transaction. Because the cash we receive from the lender when we initially sell the securities to the lender will be less than the value of those securities (this difference is the haircut), if the lender defaults on its obligation to resell the same securities back to us we may incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities). We would also lose money on a repurchase transaction if the value of the underlying securities has declined as of the end of the transaction term, as we would have to repurchase the securities for their initial value but would receive securities worth less than that amount. Further, if we default on one of our obligations under a repurchase transaction, the lender can terminate the transaction and cease entering into any other repurchase transactions with us. Our repurchase agreements contain cross-default provisions, such that if a default occurs under an agreement with any specific lender, that lender could also declare a default under other repurchase agreements or other financing or derivative contracts, if any, with such lender. Further, 15 of the counterparties to our repurchase agreements held, as of December 31, 2013, collateral valued in excess of 5% of our stockholders' equity as security for our obligations under the applicable repurchase agreements. Any losses we incur on our repurchase transactions could adversely affect our earnings and thus our cash available for distribution to our stockholders.

If a counterparty to one of our swap agreements or TBAs defaults on its obligations, we may incur losses.

        If a counterparty to one of the bilateral swap agreements that we enter into or TBAs that we enter into defaults on its obligations under the agreement, we may not receive payments due under the agreement, and thus, we may lose any unrealized gain associated with the agreement. In the case of a swap agreement, the fact that such swap agreement hedged a liability means that the liability could cease to be hedged upon the default of a counterparty. Additionally, we may also risk the loss of any collateral we have pledged to secure our obligations under a bilateral swap agreement if the counterparty, or in the case of a cleared swap, if our clearing broker, becomes insolvent or files for bankruptcy.

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

        We cannot assure you that any, or sufficient, repurchase agreement financing will be available to us on terms that are acceptable to us. In recent years, investors and financial institutions that lend in the securities repurchase market, have tightened lending standards in response to the difficulties and changed economic conditions that have materially adversely affected the MBS market. These market disruptions have been most pronounced in the Non-Agency MBS market, and the impact has also extended to Agency MBS, which has made the value of these assets unstable and relatively illiquid compared to prior periods. Any decline in their value, or perceived market uncertainty about their value, would make it more difficult for us to obtain financing on favorable terms or at all, or maintain our compliance with terms of any financing arrangements then in place. Additionally, the lenders from which we seek to obtain repurchase agreement financing may have owned or financed MBS that have declined in value and caused the lender to suffer losses as a result of the 2007 to 2010 downturn in the residential, as well as commercial, mortgage markets. If these conditions persist, these institutions may be forced to exit the repurchase market, become insolvent or further tighten lending standards or increase the amount of equity capital or haircut required to obtain financing, and in such event, could make it more difficult for us to obtain financing on favorable terms or at all. Further, the implementation of Basel III and Dodd Frank will increase the regulatory capital which financial institutions must hold against repurchase financing, thereby making the cost of providing such financing more expensive. This is likely to result in less availability of repurchase financing and/or higher pricing. In the event that we cannot obtain sufficient funding on acceptable terms, there may be a negative impact on the value of our common stock and our ability to make distributions, and you may lose part or all of your investment.

        As of December 31, 2013, we had amounts outstanding under repurchase agreements with 16 separate lenders, had repurchase agreements with 20 different lenders and our currently in discussions with several additional potential lenders. Prior to entering into a lending relationship with any financial institution, our Manager does a thorough credit review of such potential lender. Notwithstanding the foregoing, a material adverse development involving one or more major financial institutions or the financial markets in general, in addition to the regulatory changes discussed above, could result in our lenders reducing our access to funds available under our repurchase agreements or terminating such agreements altogether. Dramatic declines in the housing market from 2007 to 2010, with decreasing home prices and increasing foreclosures and unemployment, resulted in significant asset write-downs by financial institutions, which caused many financial institutions to seek additional capital, to merge with other institutions, and, in some cases, to fail. As all of our repurchase agreements are uncommitted and renewable at the discretion of our lenders, these conditions could cause our lenders to determine to reduce or terminate our access to future borrowings at virtually any time which could materially adversely affect our business and profitability. Furthermore, if a number of our lenders became unwilling or unable continue to provide us with financing; we could be forced to sell assets in order to maintain liquidity. Forced sales under adverse market conditions may result in lower sales prices than ordinary market sales made in the normal course of business.

        In reviewing our various master repurchase agreements, we determined that at June 30, 2013, the ratio of our Agency MBS to Total Assets was approximately 89.6%, which, if unrounded, was below a 90% threshold for such ratio as determined by our then current leverage ratio contained in two of our master repurchase agreements (only one of which had transactions then outstanding). If such ratio is determined to be below the required threshold, the counterparties to the master repurchase agreements may elect to seek to terminate existing repurchase transactions under the master repurchase agreements. In addition to previously providing such counterparties with our financial documents, we, in March 2014 provided each counterparty with specific notice with regard to the June 30, 2013 calculation. To date, both counterparties have continued to fund and enter into new repo transactions with us and at both September 30, 2013 and December 31, 2013 we exceeded any applicable asset ratios. Neither of the counterparties has indicated any intention to seek to terminate any existing repurchase agreements. Further, as previously stated, repo financing does not represent a committed facility and, accordingly, any repo counterparty can elect to cease providing us financing at any time for any reason. Thus any early termination would have only a short term impact on our legal rights. While we do not expect any of the aforementioned counterparties to do so, based on our analysis, we believe we have sufficient liquidity and alternative financing sources, primarily other repo financing providers, to finance our portfolio and continue to operate our business in the normal course and for the foreseeable future regardless if either or both such counterparties elect to terminate their financing relationships with us.

        Furthermore, because we rely primarily on short-term borrowings, our ability to achieve our investment objective will depend not only on our ability to borrow money in sufficient amounts and on favorable terms, but also on our ability to renew or replace on a continuous basis our maturing short-term borrowings. If we are not able to renew or replace maturing borrowings due to changes in the regulatory environment or for any other reason, we will have to sell some or all of our assets, possibly under adverse market conditions. In addition, the aforementioned changes to the regulatory capital requirements imposed on our lenders may significantly increase the cost of the financing that they provide to us. Our lenders also may revise their eligibility requirements for the types of assets they are willing to finance or the terms of such financings, based on, among other factors, the recent changes in the regulatory environment and their management of perceived risk, particularly with respect to assignee liability.

Our repurchase agreement financing may require us to provide additional collateral and may restrict us from leveraging our assets as fully as desired.

        We use repurchase agreements to finance acquisitions of our Target Assets. If the market value of the asset pledged or sold by us to a financing institution pursuant to a repurchase agreement declines, we may be required by the financing institution to provide additional collateral or pay down a portion of the funds advanced, but we may not have the funds available to do so, which could result in defaults. Posting additional collateral to support our credit will reduce our liquidity and limit our ability to leverage our assets, which could adversely affect our business. In the event we do not have sufficient liquidity to meet such requirements, financing institutions can accelerate repayment of our indebtedness, increase interest rates, liquidate our collateral or terminate our ability to borrow. Such a situation would likely result in a rapid deterioration of our financial condition and possibly necessitate a filing for bankruptcy protection.

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

An increase in our borrowing costs relative to the interest that we receive on investments in Agency RMBS and our Target Assets may adversely affect our profitability and cash available for distribution to our stockholders.

        As long as we earn a positive spread between interest and other income we earn on our leveraged assets and our borrowing costs, we believe that we can generally increase our profitability by using greater amounts of leverage. We cannot, however, assure you that repurchase financing will remain an efficient source of long-term financing for our assets. The amount leverage that we use may be limited because our lenders might not make funding available to us or they may require that we provide additional collateral to secure our borrowings. If our financing strategy is not viable, we will have to find alternative forms of financing for our assets which may not be available to us on acceptable terms or at acceptable rates. In addition, in response to certain interest rate and investment environments or to changes in the market liquidity, we could adopt a strategy of reducing our leverage by selling assets or not reinvesting principal payments as MBS amortize and/or prepay, thereby decreasing the outstanding amount of our related borrowings. Such an action could reduce interest income, interest expense and net income, the extent of which would be dependent on the level of reduction in assets and liabilities as well as the sale prices for which assets were sold.

        As our financings mature, we will be required either to enter into new borrowings or to sell certain of our investments. Since we rely primarily on borrowings under repurchase agreements to finance our assets, our ability to achieve our investment objectives depends on our ability to borrow funds in sufficient amounts and on acceptable terms, and on our ability to renew or replace maturing borrowings on a continuous basis. Our repurchase agreement credit lines are renewable at the discretion of our lenders and, as such; do not contain guaranteed roll-over terms. Our ability to enter into repurchase transactions in the future will depend on the market value of our assets pledged to secure the specific borrowings, the availability of acceptable financing and market liquidity and other conditions existing in the lending market at that time. If we are unable to renew or replace maturing borrowings, we could be forced to sell assets in order to maintain liquidity. Forced sales under adverse market conditions could result in lower sales prices than ordinary market sales in the normal course of business. Further, an increase in short-term interest rates at the time that we seek to enter into new borrowings would reduce the spread between our returns on our assets and the cost of our borrowings. This would adversely affect our returns on our assets, which might reduce earnings and, in turn, cash available for distribution to our stockholders.

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

        In addition, certain hedging instruments are traded over the counter and do not trade on regulated exchanges and are not guaranteed by an exchange or a clearing house. In addition over the counter instruments are more lightly regulated by U.S. and foreign governmental authorities. Consequently, there were no requirements with respect to record keeping, financial responsibility or segregation of customer funds and positions. Furthermore, the enforceability of agreements underlying hedging transactions may have depended on compliance with applicable statutory and commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. The business failure of a hedging counterparty with whom we enter into a hedging transaction which did not clear through a clearing house would most likely result in its default. Default by a party with whom we enter into a hedging transaction may result in the loss of unrealized profits and force us to cover our commitments, if any, at the then current market price. Although generally we seek to reserve the right to terminate our hedging positions, it may not always be possible to dispose of or close out a hedging position without the consent of the hedging counterparty and we may not be able to enter into an offsetting contract in order to cover our risk. There can be no assurance that a liquid secondary market will exist for any hedging instruments purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in losses.

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

        Our Manager is authorized to follow very broad investment guidelines. Our board of directors periodically reviews our investment guidelines and our investment portfolio but does not, and is not required to; review all of our proposed investments, except that an investment in a security structured or issued by another entity managed by our Manager must be approved by a majority of our independent directors prior to such investment. In addition, in conducting periodic reviews, our board of directors may rely primarily on information provided to them by our Manager. Furthermore, our Manager may use complex strategies, and transactions entered into by our Manager may be costly, difficult or impossible to unwind by the time they are reviewed by our board of directors. Our Manager has great latitude within the broad parameters of our investment guidelines in determining the types and amounts of Agency and Non-Agency RMBS, CMBS, and ABS investments it may decide are attractive investments for us, which could result in investment returns that are substantially below expectations or that result in losses, which would materially and adversely affect our business operations and results. Further, decisions made and investments and financing arrangements entered into by our Manager may not fully reflect the best interests of our stockholders.

There are conflicts of interest in our relationship with our Manager that could result in decisions that are not in the best interests of our stockholders.

        We are subject to conflicts of interest arising out of our relationship with our Manager. During 2013, all of our officers apart from our chief financial officer, Steven M. Sherwyn, were employees of our Manager. Effective January 1, 2014, Mr. Sherwyn is no longer an employee of the Company, but an employee of our Manager as well. In addition, two of our directors, James W. Hirschmann III and Gavin L. James, are also employees of our Manager. Accordingly, as of January 1, 2014, we do not have any employees. Our Management Agreement with our Manager was negotiated between related parties and its terms, including fees and other amounts payable, may not be as favorable to us as if it had been negotiated at arm's length with an unaffiliated third party. In addition, the obligations of our Manager and its officers and personnel to engage in other business activities may reduce the time our Manager and its officers and personnel spend managing us.

        We compete for investment opportunities directly with other client portfolios managed by our Manager. Clients of our Manager may have investment mandates and objectives that target the same assets as us. A substantial number of client accounts managed by our Manager have exposure to Agency RMBS and our Target Assets and may have similar investment mandates and objectives. In addition, our Manager may have additional clients that compete directly with us for investment opportunities in the future. Our Manager has an investment allocation policy in place that is intended to ensure that no single client is intentionally favored over another and that trades are allocated in a fair and equitable manner. We may compete with our Manager or its other clients for investment or financing opportunities sourced by our Manager; however, we may either not be presented with the opportunity or have to compete with our Manager to acquire these investments or have access to these sources of financing. Our Manager and our executive officers may choose to allocate favorable investments to itself or to its or other clients instead of to us. Further, at times when there are turbulent conditions in the mortgage markets or distress in the credit markets or other times when we will need focused support and assistance from our Manager, our Manager's other clients will likewise require greater focus and attention, placing our Manager's resources in high demand. In such situations, we may not receive the level of support and assistance that we may receive if we were internally managed or if our Manager did not act as a manager for other entities. There is no assurance that our Manager's allocation policies that address some of the conflicts relating to our access to investment and financing sources will be adequate to address all of the conflicts that may arise.

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

        Concurrently with our IPO, we sold 46,043 shares of our common stock to our Manager's deferred compensation plan, which made such investment on behalf of the beneficiaries of the plan, including certain executives and other employees of our Manager and its affiliates. These shares are subject to a two-year lock-up agreement from the date of our IPO with the underwriters from that offering. We issued 4,467 shares of our common stock to our Manager's deferred compensation plan on January 28, 2014, as a result of the stock component of our dividend declared on December 19, 2013. To the extent these shares are sold, our Manager's interests may be less aligned with our interests.

We are dependent on our Manager and its key personnel for our success.

        We have no separate facilities and are completely reliant on our Manager. In addition, two of our directors are also employees of our Manager. As of January 1, 2014, all of our executive officers and two of our directors are employees of our Manager. Our Manager has significant discretion as to the implementation of our investment and operating policies and strategies. Accordingly, we believe that our success will depend to a significant extent upon the efforts, experience, diligence, skill and network of business contacts of the executive officers and key personnel of our Manager. The executive officers and key personnel of our Manager evaluate, negotiate, close and monitor our investments; therefore, our success depends on their continued service. The departure of any of the executive officers or key personnel of our Manager could have a material adverse effect on our performance. In addition, we offer no assurance that our Manager will remain our investment manager or that we will continue to have access to our Manager's principals and professionals. The initial term of our Management Agreement with our Manager only extends until the third anniversary of the closing of our IPO, May 15, 2015, with automatic one-year renewals thereafter. If the Management Agreement is terminated and no suitable replacement is found to manage us, we may not be able to execute our business plan. Moreover, our Manager is not obligated to dedicate any of its personnel exclusively to us nor is it obligated to dedicate any specific portion of its time to our business, and none of our Manager's personnel are contractually dedicated to us under our Management Agreement with our Manager.

The Management Agreement with our Manager was not negotiated on an arm's-length basis, may not be as favorable to us as if it had been negotiated with an unaffiliated third party and may be costly and difficult to terminate.

        As of January 1, 2014, all of our executive officers and two of our directors are employees of our Manager. Our Management Agreement with our Manager was negotiated between related parties and its terms, including fees payable, may not be as favorable to us as if it had been negotiated with an unaffiliated third party.

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

        In fact, in January 2014 settlements of two separate and unrelated regulatory matters involving the Manager with the United States Department of Labor and the Securities and Exchange Commission were announced. The first matter involved the trading of Non-Agency RMBS and whether certain trades complied with the cross trading rules applicable to pension plans subject to Employee Retirement Income Security Act ("ERISA") and to SEC registered funds under the 1940 Act. Our Manager settled that matter without admitting or denying the charges and paying approximately $7.4 million in compensation to client and approximately $1.6 million in fines to the regulators. The second matter involved the handling of an investment which prohibited ERISA accounts from holding it which was allocated in error to certain ERISA accounts. Our Manager settled that matter without admitting or denying the charges and paying $10 million in compensation and $2 million in fines. Neither matter related to the Company. The settlements will not adversely affect the Manager's ability to manage the Company's affairs.

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

        We intend to pay quarterly distributions and to make distributions to our stockholders in an amount such that we distribute all or substantially all of our net taxable income, calculated in accordance with the REIT regulations, each year. We have not established a minimum distribution payment level and our ability to pay distributions may be adversely affected by a number of factors, including the risk factors described herein. All distributions will be made at the discretion of our board of directors and will depend on our earnings, our financial condition, debt covenants, maintenance of our REIT qualification and other factors as our board of directors may deem relevant from time to time. We believe that a change in any one of the following factors could adversely affect our results of operations and impair our ability to pay distributions to our stockholders:

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

        On May 15, 2012, we issued and sold to certain institutional investors a number of warrants entitling them to purchase up to an aggregate of 1,115,893 shares of our common stock. These warrants had an initial exercise price of $20.50 per share (subject to adjustment and limitation on exercise in certain circumstances) and are exercisable for seven years after the date of the warrants' issuance, or earlier upon notice of redemption by us. On October 3, 2012, the exercise price was adjusted to 19.44, as a result of the follow-on public offering. In addition, on January 28, 2014 the exercise price was further reduced to $17.59, as a result of the stock portion of our dividend declared on December 19, 2013 and the number of shares purchasable increased to 1,232,916. The exercise of the warrants in the future would be dilutive to holders of our common stock if our book value per share or the market price of our common stock is higher than the exercise price at the time of exercise. The potential for dilution from the warrants could have an adverse effect on the future market price of our common stock.

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

        We believe we have operated and intend to continue to operate in a manner that allows us to qualify as a REIT commencing with our taxable year ended December 31, 2012. Our ability to satisfy the asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income and quarterly asset requirements also depends upon our ability to successfully manage the composition of our income and assets on an ongoing basis. Accordingly, there can be no assurance that the IRS will not contend that our interests in subsidiaries, if any, or in securities of other issuers will not cause a violation of the REIT requirements.

        If we were to fail to qualify as a REIT in any taxable year, we would be subject to U.S. federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates, and dividends paid to our stockholders would not be deductible by us in computing our taxable income. Any resulting corporate tax liability could be substantial and would reduce the amount of cash available for distribution to our stockholders, which in turn could have an adverse impact on the value of our common stock. Unless we were entitled to relief under certain Code provisions, we also would be disqualified from taxation as a REIT for the four taxable years following the year in which we failed to qualify as a REIT.

Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.

        The maximum tax rate applicable to income from "qualified dividends" payable to U.S. stockholders that are individuals, trusts and estates is currently 20%, exclusive of the 3.8% investment tax surcharge. Dividends payable by REITs, however, generally are not eligible for the qualified dividend reduced rates. Although the rules do not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.

REIT distribution requirements could adversely affect our ability to execute our business plan.

        We generally must distribute annually at least 90% of our net taxable income, determined without regard to the dividends paid deduction and excluding net capital gains, in order for U.S. federal corporate income tax not to apply to earnings that we distribute. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our REIT taxable income, we will be subject to U.S. federal corporate income tax on our undistributed REIT taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws. We intend to continue to make distributions to our stockholders to comply with the REIT requirements of the Internal Revenue Code.

        From time to time, we may generate taxable income greater than our income for financial reporting purposes prepared in accordance with U.S. GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example, the tax code limits our ability to use capital losses to offset ordinary income, thereby requiring us to distribute such ordinary income. If we do not have other funds available in these situations we could be required to borrow funds on unfavorable terms, sell investments at disadvantageous prices or distribute amounts that would otherwise be invested in future acquisitions to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our equity. Thus, compliance with the REIT requirements may hinder our ability to grow, which could adversely affect the value of our common stock.

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

        We acquired and may acquire in the future mortgage-backed securities in the secondary market for less than their face amount. In addition, pursuant to our ownership of certain mortgage-backed securities, we may be treated as holding certain debt instruments acquired in the secondary market for less than their face amount. The discount at which such securities or debt instruments are acquired may reflect doubts about their ultimate collectability rather than current market interest rates. The amount of such discount will nevertheless generally be treated as "market discount" for U.S. federal income tax purposes. Accrued market discount is reported as income when, and to the extent that, any payment of principal of the mortgage-backed security or debt instrument is made. If we collect less on the mortgage-backed security or debt instrument than our purchase price plus the market discount we had previously reported as income, we may not be able to benefit from any offsetting capital loss deductions to the extent we do not have offsetting capital gains.

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

        The Code provides that a regular or a residual interest in a real estate mortgage investment conduit, or REMIC, is generally treated as a real estate asset for the purpose of the REIT asset tests, and any amount includible in our gross income with respect to such an interest is generally treated as interest on an obligation secured by a mortgage on real property for the purpose of the REIT gross income tests. If, however, less than 95% of the assets of a REMIC in which we hold an interest consist of real estate assets (determined as if we held such assets), we will be treated as holding our proportionate share of the assets of the REMIC for the purpose of the REIT asset tests and receiving directly our proportionate share of the income of the REMIC for the purpose of determining the amount of income from the REMIC that is treated as interest on an obligation secured by a mortgage on real property. In connection with the expanded Agency RMBS-backed HARP loan program in which we may invest, the IRS issued guidance providing that, among other things, if a REIT holds a regular interest in an "eligible REMIC," or a residual interest in an "eligible REMIC" that informs the REIT that at least 80% of the REMIC's assets constitute real estate assets, then the REIT may treat 80% of the interest in the REMIC as a real estate asset for the purpose of the REIT income and asset tests. Although the portion of the income from such a REMIC interest that does not qualify for purposes of the REIT 75% gross income test would likely be qualifying income for the purpose of the 95% REIT gross income test, the remaining 20% of the REMIC interest generally would not qualify as a real estate asset, which could adversely affect our ability to satisfy the REIT asset tests. Accordingly, owning such a REMIC interest could adversely affect our ability to qualify as a REIT.

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

        We enter into financing arrangements that are structured as sale and repurchase agreements pursuant to which we nominally sell certain of our securities to a counterparty and simultaneously enter into an agreement to repurchase these securities at a later date in exchange for a purchase price. Economically, these agreements are financings which are secured by the securities sold pursuant thereto. We believe that we will be treated for REIT asset and income test purposes as the owner of the securities that are the subject of any such sale and repurchase agreement notwithstanding that such agreement may transfer record ownership of the securities to the counterparty during the term of the agreement. It is possible, however, that the IRS could assert that we did not own the securities during the term of the sale and repurchase agreement, in which case we could fail to qualify as a REIT.

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

        The REIT provisions of the Code substantially limit our ability to hedge our assets and liabilities. Any income from a hedging transaction we enter into to manage risk of interest rate changes with respect to borrowings made or to be made to acquire or carry real estate assets does not constitute "gross income" for purposes of the 75% or 95% gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we limit our use of advantageous hedging techniques, and we may implement those hedges through a domestic TRS. This could increase the cost of our hedging activities because our TRS would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in our TRS will generally not provide any tax benefit, except for being carried forward against future taxable income in the TRS.

Qualifying as a REIT involves highly technical and complex provisions of the Code.

        Qualification as a REIT involves the application of highly technical and complex Code provisions for which only limited judicial and administrative authorities exist. Even a technical or inadvertent violation could jeopardize our REIT qualification. Our qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. In addition, our ability to satisfy the requirements to qualify as a REIT depends in part on the actions of third parties over which we have no control or only limited influence, including in cases where we own an equity interest in an entity that is classified as a partnership for U.S. federal income tax purposes.

Item 1B.    Unresolved Staff Comment

        None

Item 2.    Properties

        We do not own any property. As of January 1, 2014, our executive and administrative offices are located in Pasadena, California in office space shared with our Manager.

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

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock is listed on the NYSE under the symbol "WMC". The following table sets forth the high, low and last sales prices for our common stock, as reported on the NYSE, and dividends per share paid in the periods indicated:

Period	High	Low	Close	Dividends
2013
First Quarter	$23.49	$19.90	$23.24	$1.12
Second Quarter	$23.98	$16.37	$17.46	$0.95
Third Quarter	$17.86	$14.55	$15.99	$0.90
Fourth Quarter	$17.48	$14.75	$14.88	$0.90
2012
Second Quarter	$19.89	$17.57	$19.49	$0.00
Third Quarter	$24.72	$19.25	$22.20	$0.38
Fourth Quarter	$22.84	$17.36	$19.77	$0.85

        The following table summarizes our dividends declared on common stock, on a per share basis, for the years ended 2013 and 2012:

Declaration Date	Record Date	Payment Date	Common Stock Dividend
2013
April 1, 2013	April 12, 2013	April 30, 2013	$0.95
June 20, 2013	July 1, 2013	July 29, 2013	$0.90
September 19, 2013	September 30, 2013	October 29, 2013	$0.90
December 19, 2013	December 30, 2013	January 28, 2014	$2.35	(1)
2012
July 26, 2012	August 6, 2012	August 14, 2012	$0.38
September 20, 2012	October 1, 2012	October 25, 2012	$0.85
December 19, 2012	December 31, 2012	January 29, 2013	$1.12

(1)
Consisting of cash and stock. For stockholders who elected to receive the entire $2.35 per share dividend in stock, each stockholder received 0.1590 shares in newly issued common stock for each common share that they held as of the dividend record date. For stockholders who elected to receive the dividend in cash, or did not make an election, each stockholder received $0.9159 per share in cash and 0.0970 shares in newly issued common stock for each common share that they held as of the dividend record date.

        In order to maintain our qualification as a REIT, we must make annual distributions to our stockholders of at least 90% of our taxable income (not including net capital gains). We have adopted a policy of paying regular quarterly dividends on our common stock. A combination of cash and stock dividends has been paid on our common stock since our initial public offering. Dividends are declared at the discretion of the Board of Directors and depend on actual and anticipated cash from operations, our financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code and other factors the Board of Directors may consider relevant.

        As of March 7, 2014, we had 6 registered holders of our common stock and 26,853,287 shares outstanding.

Stockholder Return Performance

        The following graph is a comparison of the cumulative total stockholder return on the Company's common stock, the Standard & Poor's 500 Index (the "S&P 500 Index"), the Russell 2000 Index (the "Russell 2000") and the SNL Finance REIT Index (the "SNL Finance REIT"), a peer group index from May 9, 2012 (commencement of trading on the New York Stock Exchange) to December 31, 2013, and accordingly does not take into account the dividend the Company declared on December 19, 2013 and paid on January 28, 2014. The graph assumes that $100 was invested on May 15, 2012 in the Company's common stock, the S&P 500 Index, the Russell 2000 and the SNL Finance REIT and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of the Company's shares will continue in line with the same or similar trends depicted in the graph below.

Index	05/09/12	06/30/12	09/30/12	12/31/12	03/31/13	06/30/13	09/30/13	12/31/13
Western Asset Mortgage Capital Corp.	100.00	97.45	117.28	110.31	129.67	106.75	103.13	95.98
S&P 500	100.00	100.92	107.33	106.92	118.26	121.70	128.09	141.55
Russell 2000	100.00	101.49	106.82	108.80	122.28	126.05	138.92	151.04
SNL Finance REIT	100.00	104.28	113.02	106.04	125.19	103.48	101.74	102.42

Recent Sales of Unregistered Securities: Use of Proceeds from Registered Securities

        On November 19, 2012, the Board of Directors of the Company approved the repurchase of up to 2.4 million shares of its common stock through December 31, 2013, either in the open market or through privately-negotiated transactions. The Company made no share repurchases in 2012 or 2013.

Item 6.    Selected Financial Data

        The information below should be read in conjunction with "Forward Looking Statements", Item 1A. "Risk Factors," Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and notes thereto included in Item 8. "Financial Statements and Supplementary Data," included in this Form 10-K.

        The selected historical information presented for the period from May 15, 2012 (commencement of operations) through December 31, 2012 and for the year ended December 31, 2013, relates to our operations and has been derived from our audited statement of operations included in this Annual Report on Form 10-K.

in thousands—except share and per share data	Year Ended December 31, 2013	For the period from May 15, 2012 (commencement of operations) through December 31, 2012
Operating Data:
Net Interest Income:
Interest income	$125,328	$53,318
Interest expense	18,019	8,094

Net Interest Income	107,309	45,224

Other Income (Loss):
Interest income on cash balances and other income	91	11
Realized gain (loss) on sale of Mortgage-backed securities and other securities, net	(110,712)	20,754
Other loss on Mortgage-backed securities	(11,858)	(3,206)
Unrealized gain (loss) on Mortgage-backed securities and other securities, net	(160,109)	13,930
Gain on linked transactions, net	4,137	—
Gain (loss) on derivative instruments, net	157,547	(13,106)

Other Income (Loss), net	(120,904)	18,383

Operating expenses	14,260	6,330

Net income (loss) to Common Stock and participating securities	$(27,855)	$57,277

Net income (loss) per Common Share—Basic	$(1.19)	$3.64

Net income (loss) per Common Share—Diluted	$(1.19)	$3.63

Dividends Declared per Share of Common Stock	$5.10 (1)	$2.35

Balance Sheet Data (at period end):
Total assets	$3,094,877	$5,364,964

Total liabilities	$2,683,783	$4,841,756

Total stockholders' equity	$410,094	$523,208

Other Data:
Cash flow from (used in):
Operating activities	$179,341	$33,518

Investing activities	$2,002,411	$(5,216,160)

Financing activities	$(2,189,519)	$5,238,933

(1)
Includes $2.35 dividend per share declared on December 19, 2013, consisting of cash and stock.

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion should be read in conjunction with our financial statements and accompanying notes included in Item 8, "Financial Statements and Supplementary Data" of this annual report on Form 10-K.

Overview

        We are organized as a Delaware corporation. We operate and elected to be taxed as a REIT, commencing with our taxable year ended December 31, 2012. We generally will not be subject to U.S. federal income taxes on our taxable income to the extent that we annually, in accordance with the REIT regulations, distribute all of our net taxable income to stockholders and maintain our intended qualification as a REIT. We also intend to operate our business in a manner that will permit us to maintain our exemption from registration under the 1940 Act.

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

        On October 3, 2012, as a result of the follow-on public offering the exercise price of each of the outstanding warrants was reduced from $20.50 to $19.44. Further, on December 19, 2013, we declared a dividend payable in a combination of stock and cash. As a result of the stock portion of the dividend paid on January 28, 2014, the exercise price of each of the outstanding warrants was further reduced to $17.59 and increased the warrant shares purchasable to 1,232,916.

        We have invested the proceeds of our IPO, concurrent private placements and follow-on public offerings primarily in Agency RMBS, including Mortgage pass-through certificates, Agency derivatives, Agency Interest-Only Strips, Agency Inverse Interest-Only Strips, and Agency CMOs, Non-Agency RMBS as well as Agency and Non-Agency CMBS. We have also used "to-be-announced" forward contracts, or TBAs, in order to invest in Agency RMBS. Pursuant to these TBAs, we agree to purchase, for future delivery, Agency RMBS with certain principal and interest terms. At December 31, 2013, our portfolio was comprised of approximately $2.5 billion of Agency RMBS, approximately $358.2 million of Non-Agency RMBS, approximately $20.1 million Agency CMBS and approximately $9.5 million Non-Agency CMBS, exclusive of linked transactions. In addition, at December 31, 2013, our linked transactions included approximately $79.7 million of Non-Agency MBS.

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

        As of December 31, 2013, we had entered into master repurchase agreements with 20 counterparties. As of December 31, 2013, we had approximately $2.6 billion of borrowings, including borrowing on linked transactions, outstanding under our repurchase agreements collateralized by approximately $2.9 billion of MBS. The balance outstanding at December 31, 2013 includes approximately $61.2 million related to linked transactions collateralized by approximately $79.7 million of MBS. We have entered into swaps to effectively fix the interest rate of our borrowings (for the life of the swap); net of variable-rate payment swaps, the floating interest rate of approximately $2.1 billion of borrowings under our repurchase agreements, excluding forward starting swaps of $491.6 million. In addition, as of year-end, we also owned swaptions on approximately an incremental $2.1 billion of borrowings. As of December 31, 2013, our aggregate debt-to-equity ratio was approximately 6.4 to 1, including repurchase agreements on linked transactions and 6.3 to 1, excluding repurchase agreements on linked transactions.

Recent Market Conditions and Strategy

        Our business is affected by general U.S. residential real estate fundamentals and the overall U.S. economic environment. In particular, our strategy is influenced by the specific characteristics of these markets, including prepayment rates and interest rate levels. We expect the results of our operations to be affected by various factors, many of which are beyond our control. Our results of operations will primarily depend on, among other things, the level of our net interest income, the market value of our investment portfolio and the supply of and demand for mortgage-related securities. Our net interest income, which includes the amortization of purchase premiums and accretion of discounts, will vary primarily as a result of changes in interest rates, borrowing costs, and prepayment speeds on our RMBS investments. Similarly, the overall value of our MBS investment portfolio will be impacted these factors as well as changes in the value of residential and commercial real estate and continuing regulatory changes.

        The current economic and market outlook are shaped in a significant manner by the unprecedented level of fiscal and monetary stimulus that the U.S. Government and U.S. Federal Reserve Board provided in the aftermath of the 2007-2010 financial crisis. The current rate environment is characterized by a steep yield curve with the spread between two-year U.S. Treasury Notes and ten-year U.S. Treasury Notes well above the average spread over the last three decades. The U.S. Federal Reserve Board has maintained a near-zero target for the federal funds rate, and has reiterated its commitment to fulfilling its mandate to promote higher growth and lower unemployment and to maintain price stability in the U.S. economy. In January 2014, the U.S. Federal Reserve Board reaffirmed its view that a highly accommodative stance of monetary policy will remain appropriate for a considerable time even after the economic recovery strengthens.

        It is our Manager's view that while recent economic data suggests an improvement in U.S. economic growth, the significant mortgage debt burden, run-off of fiscal stimulus and budget discipline at both the U.S. federal and state level will serve as an impediment to real GDP and employment growth throughout 2014 and early 2015. Recent headline inflation data has been relatively modest and we do not believe core rates will increase meaningfully, largely due to a plentiful supply of labor, thereby effectively eliminating wage pressure, and low rates of resource utilization. For these reasons, and considering its dual mandate to manage both inflation and unemployment, we believe that the U.S. Federal Reserve Board will exercise patience in unwinding any form of monetary stimulus now in effect. U.S. Federal Reserve Chair Yellen affirmed this position during her Humphrey Hawkins testimony in February 2014, stating that purchases of Agency RMBS and U.S. Treasuries were not on a pre-set course and that she expected that highly accommodative monetary policy would remain appropriate for a considerable time after the asset purchases end. We expect this type of muted recovery to keep the yield curve relatively steep and, barring any system shocks to the capital markets, provide for the strong demand for mortgage securities to continue.

        As the capital markets have recovered, commercial banks have re-entered the secured lending market, which has quickened the pace of asset recovery, and the return to more normalized credit spreads. Financing of Agency and Non-Agency RMBS as well as Agency and Non-Agency CMBS is currently widely available through, among other vehicles, repurchase agreements. Haircuts, or the discount attributed to the value of securities sold under repurchase agreements, ranging from a low of 3.0% to a high of 5.5% for Agency RMBS, depending on the specific security used as collateral for such repurchase agreements, while haircuts for IOs and IIOs can be as high as 30% and haircuts for Non-Agency RMBS and Agency and Non-Agency CMBS ranging from a low of 10% to a high of 45%. Even during the recent market volatility, such financing remained readily available. Notwithstanding the foregoing, such financing may not be as readily available in the future as a result of the increased regulatory capital requirements under the Dodd-Frank Act and Basel III.

        Toward the end of the 2012, we acquired a small position of Non-Agency RMBS. During 2013 we increased our position in Non-Agency RMBS and made our first investment in CMBS. In the future, we may continue to increase our investment in Non-Agency RMBS and Agency and Non-Agency CMBS while maintaining Agency RMBS as the primary investment for the Company. Our Manager believes that Non-Agency RMBS and CMBS can serve as a diversifying hedge in the event interest rates rise.

        In response to the financial crisis, the U.S. government, through the FHA, the Federal Deposit Insurance Corporation, or FDIC, and the U.S. Treasury, has commenced or proposed implementation of programs designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures. These loan modification and refinance programs, future U.S. federal, state and/or local legislative or regulatory actions that result in the modification of outstanding mortgage loans, as well as changes in the requirements necessary to qualify for refinancing mortgage loans with FNMA, FHLMC or GNMA, may adversely affect the value of, and the returns on, residential mortgage loans, RMBS, real estate-related securities and various other asset classes in which we may invest. In addition to the foregoing, the U.S. Congress and/or various states and local legislators may enact additional legislation or regulatory action, such as the recently enacted qualifying mortgage requirements under the Dodd-Frank Act, to address the current economic crisis or for other purposes that could have a material adverse effect on our ability to execute our business strategies.

        On January 4, 2012, the U.S. Federal Reserve Board released a report titled "The U.S. Housing Market: Current Conditions and Policy Considerations" to Congress providing a framework for thinking about certain issues and tradeoffs that policy makers might consider. As recently as March 11, 2014, Senate Banking Committee Chairman Tim Johnson and Ranking Member Mike Crapo announced an agreement on their own version of GSE reform which would eventually replace FNMA and FHLMC with a new system. It is unclear how future legislation may impact the housing finance market and the investing environment for agency securities as the method of reform is undecided and has not yet been defined by the regulators.

        In September 2013, the U.S. Federal Reserve implemented a third round of quantitative easing or QE3 to expand its holdings of long-term securities by purchasing an additional $40 billion of Agency RMBS per month until key economic indicators, such as the unemployment rate, showed signs of improvement. This program when combined with existing programs to extend the average maturity of the Federal Reserve's holdings of securities and reinvest principal payments from the Federal Reserve's holdings of Agency debt and Agency RMBS into Agency RMBS resulted in an increase to the Federal Reserve's purchases of long-term securities to $85 billion a month. The Federal Reserve implemented QE3 in expectation that such measures would put downward pressure on long-term interest rates. In May 2013, former Federal Reserve Chairman Bernanke announced that due to improvements in the overall economy, the Federal Reserve was contemplating reducing its monthly purchases. In December 2013, the Federal Reserve announced that beginning in January 2014, the Federal Reserve would begin the tapering of QE3 by reducing its monthly purchases of Agency MBS from $40 billion to $35 billion and its monthly purchases of longer term U.S. Treasury securities from $45 billion to $40 billion while still maintaining its existing policy of reinvesting principal payments from its holdings of Agency debt and Agency MBS in Agency MBS. Notwithstanding the foregoing, Chairman Bernanke affirmed that the Federal Reserve would continue its highly accommodative monetary policy by maintaining the target Federal funds rate between zero and 0.25% for a considerable time after the asset purchase plan ends and the economic recovery strengthens. In January 2014, the Federal Reserve announced that starting in February 2014, it would reduce its monthly purchases of Agency MBS from $35 billion to $30 billion and its monthly purchases of longer term U.S. Treasury securities from $40 billion to $35 billion while still maintaining its reinvestment policy. The Federal Reserve also reaffirmed that its view that a highly accommodative monetary policy would remain appropriate for a considerable time after the purchase program ends and the economic recovery strengthens.

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

  Investments

        We elected the fair value option for all of our MBS and other securities at the date of purchase, which permits us to measure these securities at fair value with the change in fair value included as a component of earnings. Although we have elected the fair value option for our MBS, we separately compute interest income on our MBS under the prescribed method based on the nature of the security. As such, premiums and discounts are amortized or accreted into interest income and are included in Interest income in the Statement of Operations.

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

        While linked transactions are treated as derivatives for GAAP, the securities underlying the Company's linked transactions are valued using similar techniques to those used for our securities portfolio. The value of the underlying security is then netted against the carrying amount (which approximates fair value) of the repurchase agreement at the valuation date. Additionally, TBA instruments are similar in substance to our Agency RMBS portfolio, and the Company therefore estimates fair value based on similar methods.

        We determine the fair value of derivative financial instruments by obtaining quotes from a third party pricing service, whose pricing is subject to review by our Manager's pricing committee. In valuing its interest rate derivatives, such as swaps and swaptions, we consider the creditworthiness of our counterparties, along with collateral provisions contained in each derivative agreement, from the perspective of both us and our counterparties. All of our interest rate swaps are either cleared through a central clearing house and subject to the clearing house margin requirements or subject to bilateral collateral arrangements with the vast majority of interest rate swaps entered into beginning in September 2013 being cleared through a central clearing house. We also have netting arrangements in place with all derivative counterparties pursuant to standard documentation developed by the International Swap and Derivatives Association. Consequently, no credit valuation adjustment was made in determining the fair value of interest rate derivatives.

        Valuation techniques for MBS may be based upon models that consider the estimated cash flows of the security. The primary inputs to the model include yields for to-be-announced (also known as TBAs) Agency RMBS, the U.S. Treasury market and floating rate indices such as LIBOR, the Constant Maturity Treasury rate and the prime rate as a benchmark yield. In addition, the model may incorporate the current weighted average maturity and additional pool level information such as prepayment speeds, default frequencies and default severities, if applicable. To the extent, the inputs are observable and timely, the MBS are categorized in Level II of the fair value hierarchy; otherwise, unless alternative pricing information as described is available, they are categorized as Level III.

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

        All valuations received from independent pricing services are non-binding. We primarily utilize an independent third party pricing service as the primary source for valuing the Company's assets.

        We generally receive one independent pricing service price for each investment in our portfolio. Our Manager has established a process to review and validate the pricing received from the independent pricing service and has a process for challenging prices received from the independent pricing service when necessary. The Company utilizes our Manager's policies in this regard. Our and our Manager's review of the independent third party pricing data may consist of a review of the daily change in the prices provided by the independent pricing vendor which exceed established tolerances or comparisons to executed transaction prices. Our Manager's pricing group, which functions independently from its portfolio management personnel, corroborates the price differences or changes in price by comparing the vendor price to alternate sources including other independent pricing services or broker quotations. If the price change or difference cannot be corroborated, the Manager's pricing group consults with the portfolio management team for market color in reviewing such pricing data as warranted. To the extent that our Manager has information, typically in the form of broker quotations that would indicate that a price received from the independent pricing service is outside of a tolerance range, our Manager generally challenges the independent pricing service price.

        To ensure proper fair value hierarchy, we and our Manager review the methodology used by the third party pricing service to understand whether observable market data is being utilized in the vendor's pricing methodology. Generally, this review is conducted annually, however ad-hoc reviews of the pricing methodology and the data does occur. The review of the assumptive data received from the vendor includes comparing key inputs. In addition, as part of our regular review of pricing, our Manager's pricing group may have informal discussions with the independent pricing vendor regarding their evaluation methodology or the market data utilized in their determination. The conclusion that a price should be overridden in accordance with our Manager's pricing methodology may impact the fair value hierarchy of the security for which such price has been adjusted.

  Linked transactions

        In instances where we finance the acquisition of securities through repurchase agreements with the same counterparty from whom the securities were purchased, we evaluate such transactions in accordance with GAAP. This guidance requires the initial transfer of a financial asset and repurchase financing that are entered into contemporaneously with, or in contemplation of, one another to be considered linked unless all of the criteria found in the guidance are met at the inception of the transaction. If the transaction meets all of the conditions, the initial transfer shall be accounted for separately from the repurchase financing, and we will record the securities and the related financing on a gross basis on our Balance Sheet with the corresponding interest income and interest expense in our Statements of Operations. If the transaction is determined to be linked, we will record the initial transfer and repurchase financing on a net basis and record a forward commitment to purchase securities as a derivative instrument with changes in market value being recorded on our Statement of Operations. Such forward commitments are recorded at fair value with subsequent changes in fair value recognized in Gain (loss) on linked transactions, net on our Statement of Operations. We refer to these transactions as Linked Transactions. When or if a transaction is no longer considered to be linked, the real estate security and related repurchase financing will be reported on a gross basis. The unlinking of a transaction causes a realized event in which the fair value of the real estate security as of the date of unlinking will become the cost basis of the real estate security. The difference between the fair value on the unlinking date and the existing cost basis of the security will be the realized gain or loss. Recognition of effective yield for such security will be calculated prospectively using the new cost basis. For linked transactions, we reflect purchases and sales of securities within the investing section of our Statement of Cash Flows. Proceeds from repurchase agreements borrowings and repayments of repurchase agreement borrowings are reflected in the financing section of our Statement of Cash Flows.

        The securities underlying our linked transactions are valued using similar techniques to those used for our securities portfolio.

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

        A decline in the fair market value of our assets may require us to recognize an "other-than-temporary" impairment against such assets under GAAP unless we were to determine that, with respect to any assets in unrealized loss positions, we do not have the intent to sell these investments, it is more likely than not that we will not be required to sell the investment before recovery of a security's amortized cost basis and we will not be required to sell the security for regulatory or other reasons. In addition, an other-than-temporary impairment is deemed to have occurred when there is an adverse change in the expected cash flows (principal or interest) to be received and the fair value of the security is less than its carrying amount. In determining whether an adverse change in cash flows occurred, the present value of the remaining cash flows, as estimated at the initial transaction date (or the last date previously revised), is compared to the present value of the expected cash flows at the current reporting date. The estimated cash flows reflect those a "market participant" would use and are discounted at a rate equal to the current yield used to accrete interest income. If such a determination is made, we would recognize unrealized losses through earnings and write down the amortized cost of such assets to a new cost basis, based on the fair value of such assets on the date they are considered to be other-than-temporarily impaired. Other than for "plain-vanilla" variable rate Non-Agency MBS we do not bifurcate the loss between credit loss and loss attributed to change in interest rates, therefore, the entire loss is recorded as other-than-temporary. Such impairment charges reflect non-cash losses at the time of recognition; subsequent disposition or sale of such assets can further affect our future losses or gains, as they are based on the difference between the sales price received and adjusted amortized cost of such assets at the time of sale.

        The determination of whether an other-than-temporary impairment exists is subject to management's estimates based on consideration of both factual information available at the time of assessment as well as our estimates of the future performance and projected amount and timing of cash flows expected to be collected on the security. As a result, the timing and amount of an other-than-temporary impairment constitutes an accounting estimate that may change materially over time.

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

        In addition, an other-than-temporary impairment is deemed to have occurred when there is an adverse change in the expected cash flows (principal or interest) to be received and the fair value of the beneficial interest is less than its carrying amount. In determining whether an adverse change in cash flows occurred, the present value of the remaining cash flows, as estimated at the initial transaction date (or the last date previously revised), is compared to the present value of the expected cash flows at the current reporting date. The estimated cash flows reflect those a "market participant" would use and are discounted at a rate equal to the current yield used to accrete interest income. The Company does not bifurcate the loss between credit loss and loss attributed to change in interest rates, therefore, the entire loss is recorded as other-than-temporary. These adjustments are reflected in our Statement of Operations as Other loss on Mortgage-backed securities.

        Following the recognition of an other-than-temporary impairment, a new amortized cost basis is established for the security. However, to the extent that there are subsequent increases in cash flows expected to be collected, the other-than-temporary impairment previously recorded may be accreted back through interest income via increased yield.

        The determination of whether an other-than-temporary impairment exists is subject to management's estimates based on consideration of both factual information available at the time of assessment as well as our estimates of the future performance and projected amount and timing of cash flows expected to be collected on the security. As a result, the timing and amount of an other-than-temporary impairment constitutes an accounting estimate that may change materially over time.

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

        We evaluate all of our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. An embedded derivative is separated from the host contact and accounted for separately when all of the guidance criteria are met. Hybrid instruments that are remeasured at fair value through earnings, including the fair value option are not bifurcated. Our derivative instruments also include linked transactions, which reflect a forward commitment to purchase assets. Derivative instruments are recorded at fair value and are re-valued at each reporting date, with changes in the fair value together with interest earned (including accrued amounts) reported in Gain (loss) on derivative instruments, net in our Statement of Operations.

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

  Warrants

        We account for the warrants comprising a part of the units issued in the private placement to certain institutional accredited investors concurrent with our IPO in accordance with Accounting Standards Codification 815, Accounting for Derivative Instruments and Hedging Activities, which provides guidance on the specific accounting treatment of a multitude of derivative instruments. We have evaluated the warrants issued by us and have recorded the warrants at their relative fair value as a component of equity, using a variation of the adjusted Black-Scholes option valuation model at their time of issuance.

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

        We may elect to treat certain of our subsidiaries as TRSs. In general, a TRS of ours may hold assets and engage in activities that we cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business. A TRS is subject to U.S. federal, state and local corporate income taxes. While a TRS will generate net income, a TRS can declare dividends to us, which will be included in our taxable income and necessitate a distribution to our stockholders. Conversely, if we retain earnings at the TRS level, no distribution is required and we can increase book equity of the consolidated entity. As of December 31, 2013, we did not have a TRS, or any other subsidiary.

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

Recent accounting pronouncements

  Accounting Standards Adopted in 2013

        In December 2011, the FASB issued guidance requiring additional disclosure information about offsetting and related arrangements. Further in December 2012, the FASB proposed an update intended to address implementation of the December 2011 guidance. In January 2013, the FASB issued guidance to limit the scope of the new balance sheet and offsetting disclosure requirements of prior guidance related to certain derivatives (including bifurcated embedded derivatives), repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions. Entities will be required to disclose both gross information and net information about both instruments and transactions eligible for offset in the balance sheet as well as instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements, reverse sale and repurchase agreements, and securities lending arrangements. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards. The guidance is effective for periods beginning on or after January 1, 2013 and interim periods within those annual periods. While this guidance resulted in certain additional disclosures, it did not have a material impact on our financial statements.

Results of Operations

        The following discussion of our results of operations highlights our performance for the year ended December 31, 2013 and for the period from May 15, 2012 (commencement of operations) through December 31, 2012. For the year ended December 31, 2013, we had a net loss of $27.9 million or $1.19 per basic and diluted weighted average common share. From May 15, 2012 (commencement of operations) through December 31, 2012, we had net income of $57.3 million or $3.64 per basic and $3.63 diluted weighted average common share. During 2013, we expanded our investment in Non-Agency MBS and commenced investing in CMBS and adjusted our overall leverage and hedging strategy pursuant to our current business plan. Accordingly, operating results for the partial period from May 15, 2012 through December 31, 2012 may not to be fully comparable with the results of our operations for the full year ended December 31, 2013.

Investments

        The following table presents certain information about our MBS investment portfolio at December 31, 2013 which is a Non-GAAP measure due to the inclusion of our Linked Transactions, in order to present a complete economic presentation of our MBS portfolio, which is reconciled to GAAP below, as follows (dollars in thousands):

	Principal Balance	Unamortized Premium (Discount)	Discount Designated as Credit Reserve and OTTI	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value	Net Weighted Average Coupon(1)
20-Year Mortgage
Coupon Rate:
3.00%	$365,951	$18,007	$—	$383,958	$(22,100)	$361,858	3.0%
3.50%	99,771	6,429	—	106,200	(4,570)	101,630	3.5%
4.00%	38,301	4,062	—	42,363	(2,925)	39,438	4.0%

	504,023	28,498	—	532,521	(29,595)	502,926	3.2%
30-Year Mortgage
Coupon Rate:
3.50%	1,024,666	74,235	—	1,098,901	(85,741)	1,013,160	3.5%
4.00%	559,939	57,848	—	617,787	(41,366)	576,421	4.0%
5.50%	84,274	11,196	—	95,470	(838)	94,632	5.5%
6.00%	8,984	1,077	—	10,061	(36)	10,025	6.0%

	1,677,863	144,356	—	1,822,219	(127,981)	1,694,238	3.8%
CMO—Fixed-Rate			—				%
Agency RMBS IOs and IIOs(2)	N/A	N/A	—	158,825	4,084	162,909	4.4%
Agency and Non-Agency IIOs and IIOs accounted for as derivatives(2)(3)	N/A	N/A	N/A	N/A	N/A	109,235	4.6%

	N/A	N/A	—	158,825	4,084	272,144	4.5%
Non-Agency RMBS	526,011	(5,389)	(98,149)	422,473	7,991	430,464	5.1%
Non-Agency RMBS IOs	N/A	N/A	N/A	7,420	70	7,490	5.2%

	526,011	(5,389)	(98,149)	429,893	8,061	437,954	5.1%
Agency and Non-Agency CMBS	11,979	(3,446)	—	8,533	996	9,529	1.6%
Agency and Non-Agency CMBS IOs and IIOs(2)	N/A	N/A	N/A	16,682	(140)	16,542	0.8%

Total: Non GAAP Basis-Including Linked Transaction	2,719,876	164,007	(98,149)	2,968,673	(144,575)	2,933,333	3.9%

Linked Transactions	56,028	41,835	(18,251)	79,612	134	79,746	27.1%

Total: GAAP Basis	$2,663,848	$122,184	$(79,898)	$2,889,061	$(144,709)	$2,853,587	3.6%

(1)
Net weighted average coupon as of December 31, 2013 is presented net of servicing and other fees.

(2)
Agency RMBS IOs and IIOs, Non-Agency RMBS IOs, Agency and Non-Agency IOs and IIOs, accounted for as derivatives, and Agency and Non-Agency CMBS IOs and IIOs have no principal balances and bear interest based on a notional balance. The notional balance is used solely to determine interest distributions on interest-only class of securities. At December 31, 2013, the notional balance for Agency RMBS IOs and IIOs, Non-Agency IOs, for Agency and Non-Agency IOs and IIOs, accounted for as derivatives, and Agency and Non-Agency CMBS IOs was $910,628, $53,960, $686,232 and $282,326, respectively.

(3)
Interest on these securities is reported as a component of Gain (loss) on derivative instruments, net.

        As of December 31, 2013 and December 31, 2012, our portfolio consisted primarily of fixed-rate Agency RMBS which our Manager believes exhibit prepayment mitigation attributes, including Agency RMBS collateralized by low loan balances, loans where the underlying borrower is unable to access the Making Home Affordable Program, including the Home Affordable Refinance Program or HARP or loans which were not originated by third party originators or brokers.

        The following table details the constant prepayment rates for our Agency portfolio as of December 31, 2013, based on our Manager's estimates which are based on third party models, as adjusted by our Manager, and are updated quarterly on a prospective basis:

Constant Prepayment Rates	Low	High
Agency RMBS
20-Year Mortgage	3.47%	14.19%
30-Year Mortgage	4.31%	38.44%
Agency RMBS IOs and IIOs	4.04%	29.33%
Agency IOs and IIOs accounted for as derivatives	3.81%	31.64%
Agency CMBS IOs(1)	N/A	N/A

(1)
CMBS generally include prepayment restrictions; therefore, there are no Constant Prepayment Rates available.

        The following table details information for our Non-Agency portfolio as of December 31, 2013, based on our Manager's estimates which are based on third party models, as adjusted by our Manager, and are updated quarterly on a prospective basis:

	Cumulative Default		Cumulative Severity		Cumulative 5-Year CRR
	Low	High	Low	High	Low	High
Non-Agency RMBS	0.88%	66.41%	0.00%	89.45%	2.12%	10.66%
Non-Agency IOs and IIOs	23.91%	33.85%	15.23%	56.93%	4.49%	11.13%
Non-Agency CMBS	14.47%	14.47%	32.72%	32.72%	10.97%	10.97%
Linked transactions, net, at fair value	4.94%	62.50%	29.77%	113.79%	3.60%	14.34%

Investment Activity

Agency and Non-Agency RMBS, Agency and Non-Agency CMBS, IO and IIO Securities and Other Securities.

        The following tables present our MBS portfolio activity, including linked transactions (Non-GAAP) for the year ended December 31, 2013 and for the period from May 15, 2012 (commencement of operations) through December 31, 2012 (dollars in thousands):

	For the year ended December 31, 2013
	Purchases	Principal Payments and Basis Recovery	Proceeds from Sales
Agency RMBS and Agency RMBS IOs and IIOs	$1,581,736	$288,257	$3,491,805
Non-Agency RMBS	393,976	17,132	128,683
Agency CMBS and Agency CMBS IOs and IIOs	20,559	385	—
Non-Agency CMBS	8,325	—	—

Total MBS: Excluding Linked Transactions (GAAP)	$2,004,596	$305,774	$3,620,488

Agency RMBS Linked Transactions	9,705	58	—
Non-Agency RMBS Linked Transactions	166,923	1,950	21,735

Total MBS: Including Linked Transactions (Non-GAAP)	$2,181,224	$307,782	$3,642,223

	For the period from May 15, 2012 (commencement of operations) through December 31, 2012
	Purchases	Principal Payments and Basis Recovery	Proceeds from Sales
Agency RMBS	$7,679,165	$105,681	$2,389,472
Non-Agency RMBS	19,147	67	—
Other Securities	100,655	—	100,854

Total MBS (GAAP)	$7,798,967	$105,748	$2,490,326

        For the year ended December 31, 2013, we settled certain derivatives realizing a net gain of approximately $1.7 million from the unlinking of securities previously accounted for as derivatives through linked transactions. We reclassify, from mark-to-market, adjustments on linked transactions to realized gain (loss) on linked transactions during the period the security becomes unlinked. For the period from May 15, 2012 (commencement of operations) through December 31, 2012 we did not realize any gains or losses on unlinking of securities previously accounted for as derivatives through linked transactions.

        The following table presents the vintage of our MBS investment portfolio, including linked transactions at December 31, 2013:

	1998	2000	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013	Total
Agency RMBS
20-Year Mortgage	—	—	—	—	—	—	—	—	—	—	—	—	10.2%	6.9%	17.1%
30-Year Mortgage	—	—	—	—	—	—	0.3%	—	—	0.5%	2.6%	0.2%	37.6%	16.7%	57.9%
Agency Interest Only—Strips	—	—	—	0.1%	0.1%	0.2%	0.2%	—	0.4%	0.3%	0.2%	—	4.0%	—	5.5%
Agency and Non-Agency Interest-Only Strips, accounted for as derivatives	—	0.4%	—	—	—	—	—	—	0.1%	—	0.4%	0.3%	1.9%	0.5%	3.6%
Non-Agency RMBS	0.2%	—	0.5%	0.4%	0.8%	3.7%	4.0%	1.8%	—	—	—	—	0.9%	—	12.3%
Non-Agency Linked Transactions	—	—	—	—	—	0.6%	1.0%	1.1%	—	—	—	—	—	—	2.7%
Agency and Non-Agency CMBS	—	—	—	—	—	—	0.3%	—	—	—	—	—	—	—	0.3%
Agency and Non-Agency CMBS Interest-Only Strips	—	—	—	—	—	—	—	—	—	—	—	—	0.2%	0.4%	0.6%

Total MBS (Non-GAAP)	0.2%	0.4%	0.5%	0.5%	0.9%	4.5%	5.8%	2.9%	0.5%	0.8%	3.2%	0.5%	54.8%	24.5%	100.0%

        As of December 31, 2013 the weighted average expected remaining term to the expected maturity of our investment portfolio, including linked transactions is 8.6 years.

        Financing and Other Liabilities.    We have entered into repurchase agreements to finance a substantial majority of our MBS. These agreements are secured by substantially all of our MBS and bear interest at rates that have historically moved in close relationship to LIBOR. The following table summarizes the fair value of MBS collateral pledged as of December 31, 2013 and 2012.

	December 31, 2013		December 31, 2012
Collateral	Repurchase Agreement Borrowings Outstanding	Fair Value of MBS Collateral Pledged	Repurchase Agreement Borrowings Outstanding	Fair Value of MBS Collateral Pledged
Agency RMBS	$2,331,276	$2,463,347	$4,794,730	$5,043,824
Non-Agency RMBS	230,247	332,003	—	—
Agency and Non-Agency CMBS	17,544	23,597	—	—

Total: Excluding Linked Transactions	$2,579,067	$2,818,947	$4,794,730	$5,043,824

Agency RMBS Linked Transactions	—	—	—	—
Non-Agency RMBS Linked Transactions	61,187	79,746	—	—

Total: Including Linked Transactions (Non-GAAP)	$2,640,254	$2,898,693	$4,794,730	$5,043,824

        The following table presents our borrowing activity, by type of collateral pledged, for the year ended December 31, 2013 and for the period from May 15, 2012 (commencement of operations) through December 31, 2012:

	For the year ended December 31, 2013		For the period from May 15, 2012 (commencement of operations) through December 31, 2012
Collateral	Proceeds	Repayments	Proceeds	Repayments
Agency RMBS	$28,892,822	$31,356,276	$14,511,707	$9,716,977
Non-Agency RMBS	1,019,421	789,174	—	—
Agency and Non-Agency CMBS	35,963	18,419	—	—

Total: Excluding Linked Transactions	$29,948,206	$32,163,869	$14,511,707	$9,716,977

Agency RMBS Linked Transactions	18,618	18,618	—	—
Non-Agency RMBS Linked Transactions	146,471	85,284	—	—

Total	$30,113,295	$32,267,771	$14,511,707	$9,716,977

        At December 31, 2013, we had outstanding repurchase agreement borrowings with the following 16 counterparties totaling approximately $2.6 billion, which is a Non-GAAP measure due to our Linked Transactions, which is reconciled to GAAP below as follows:

(dollars in thousands) Repurchase Agreement Counterparties	Amount Outstanding	Percent of Total Amount Outstanding	Fair Value of Company MBS Held as Collateral	Counterparty Rating(2)
Barclays Capital Inc.(1)	$362,476	13.7%	$414,344	A
Deutsche Bank Securities LLC(1)	356,372	13.5%	381,319	A
Goldman Sachs Bank USA(1)	306,708	11.6%	328,504	A
JP Morgan Securities LLC(1)	271,887	10.3%	313,967	A+
Citigroup Global Markets Inc.(1)	205,856	7.8%	213,358	A
Credit Suisse Securities (USA) LLC(1)	178,896	6.8%	235,680	A
Mizuho Securities USA Inc.(1)	173,030	6.6%	178,101	(P)A2
BNP Paribas Securities Corporation.(1)	152,084	5.8%	164,025	A+
Merrill Lynch Pierce Fenner & Smith Inc.(1)	142,665	5.4%	148,351	A
UBS Securities LLC(1)	130,833	5.0%	133,938	A
South Street Securities LLC(1)	100,818	3.8%	105,020	AA+
Jefferies & Company Inc.(1)	100,762	3.8%	104,302	BBB
RBC Capital Markets LLC(1)	56,222	2.1%	61,898	AA-
RBS Securities Inc.(1)	51,138	1.9%	52,625	A-
The Royal Bank of Scotland plc(1)	37,993	1.4%	50,834	BBB+
Morgan Stanley & Co. LLC	12,514	0.5%	12,427	A

Total: Non-GAAP Basis—Including Linked Transactions	$2,640,254	100.0%	$2,898,693

Linked Transactions	61,187	—	79,746

Total: GAAP Basis—Excluding Linked Transactions	$2,579,067	—	$2,818,947

(1)
Counterparty holds collateral valued in excess of 5% of our stockholders' equity as security for our obligations under the applicable repurchase agreements as of December 31, 2013.

(2)
The counterparty rating presented above is the long-term issuer credit rating as rated at March 12, 2014 by S&P, except for Mizuho Securities USA Inc. which is the long-term issuer credit rating by Moody's at March 12, 2014.

        In reviewing our various master repurchase agreements, we determined that at June 30, 2013, the ratio of our Agency MBS to Total Assets was approximately 89.6%, which, if unrounded, was below a 90% threshold for such ratio as determined by our then current leverage ratio contained in two of our master repurchase agreements (only one of which had transactions then outstanding). If such ratio is determined to be below the required threshold, the counterparties to the master repurchase agreements may elect to seek to terminate existing repurchase transactions under the master repurchase agreements. In addition to previously providing such counterparties with our financial documents, we, in March 2014 provided each counterparty with specific notice with regard to the June 30, 2013 calculation. To date, both counterparties have continued to fund and enter into new repo transactions with us and at both September 30, 2013 and December 31, 2013 we exceeded any applicable asset ratios. Neither of the counterparties has indicated any intention to seek to terminate any existing repurchase agreements. Further, as previously stated, repo financing does not represent a committed facility and, accordingly, any repo counterparty can elect to cease providing us financing at any time for any reason. Thus any early termination would have only a short term impact on our legal rights. While we do not expect any of the aforementioned counterparties to do so, based on our analysis, we believe we have sufficient liquidity and alternative financing sources, primarily other repo financing providers, to finance our portfolio and continue to operate our business in the normal course and for the foreseeable future regardless if either or both such counterparties elect to terminate their financing relationships with us.

        At December 31, 2012, we had outstanding repurchase agreement borrowings with the following 14 counterparties totaling approximately $4.8 billion:

(dollars in thousands) Repurchase Agreement Counterparties	Amount Outstanding	Percent of Total Amount Outstanding	Fair Value of Company MBS Held as Collateral
Deutsche Bank Securities LLC	$730,227	15.2%	$763,876
JP Morgan Securities LLC	575,880	12.0%	619,547
Citigroup Global Markets Inc.	481,252	10.0%	504,712
Barclays Capital Inc.	398,172	8.3%	419,038
BNP Paribas Securities Corporation	361,701	7.5%	382,338
Mizuho Securities USA Inc.	308,740	6.4%	323,329
Credit Suisse Securities (USA) LLC	300,222	6.3%	311,860
RBC Capital Markets LLC	292,648	6.1%	307,461
Merrill Lynch Pierce Fenner & Smith Inc.	262,082	5.5%	273,770
Morgan Stanley & Co. LLC	253,862	5.3%	264,412
Goldman Sachs Bank USA	247,416	5.2%	261,553
Wells Fargo Securities LLC & Wells Fargo Bank N.A.	199,087	4.2%	209,171
UBS Securities LLC	197,947	4.1%	207,233
Jefferies & Company Inc.	185,494	3.9%	195,524

Total	$4,794,730	100.0%	$5,043,824

        We record the liability for MBS and other securities purchased, for which settlement has not taken place as an investment related payable. As of December 31, 2013, we had investment related payables of $0.

        The following table presents our borrowings by type of collateral pledged as of December 31, 2013 and December 31, 2012, and the respective Effective Cost of Funds for the periods then ended (dollars in thousands):

Collateral	Balance (GAAP) December 31, 2013	Weighted Average Cost of Funds for the year ended December 31, 2013	Balance (GAAP) December 31, 2012	Weighted Average Cost of Funds for the period from May 15, 2012 (commencement of operations) through December 31, 2012
Agency RMBS	$2,331,276	0.43%	$4,794,730	0.45%
Non-Agency RMBS	230,247	1.77	—	—
Agency and Non-Agency CMBS	17,544	1.39	—	—

Total	$2,579,067	0.47%	$4,794,730	0.45%

        The following table presents our borrowings by type of collateral pledged as of December 31, 2013 and December 31, 2012, and the respective Effective Cost of Funds (Non-GAAP financial measure) for the periods then ended (dollars in thousands) See "Non-GAAP financial measures":

Collateral	Balance (Non- GAAP) December 31, 2013	Weighted Average Effective Cost of Funds for the year ended December 31, 2013(1)	Balance (Non- GAAP) December 31, 2012	Weighted Average Effective Cost of Funds for the period from May 15, 2012 (commencement of operations) through December 31, 2012(1)
Agency RMBS	$2,331,276	1.05%	$4,794,730	0.80%
Non-Agency RMBS	230,247	1.77	—	—
Agency and Non-Agency CMBS	17,544	1.39	—	—

Total: Excluding Linked Transactions	$2,579,067	1.08%	$4,794,730	0.80%

Agency RMBS Linked Transactions	—	0.38	—	—
Non-Agency RMBS Linked Transactions	61,187	1.78	—	—

Total	$2,640,254	1.08%	$4,794,730	0.80%

(1)
The effective cost of funds for the year ended December 31, 2013 and for the period from May 15, 2012 (commencement of operations) through December 31, 2012, are calculated on an annualized basis and include interest expense for the periods and net payments on interest rate swaps of approximately $22.9 million and $6.3 million, respectively, interest payments on Agency linked transactions of approximately $6 thousand and $0, respectively and interest payments on Non-Agency linked transactions of approximately $265 thousand and $0, respectively. While swaps are not accounted for using hedge accounting, such instruments are viewed by us as an economic hedge against increases in interest rates on our liabilities and are classified as hedges for purposes of satisfying the REIT tax requirements. In addition, although certain securities and their respective repurchase borrowings are classified as derivatives, we view the interest expense attributed to these borrowings as additional cost of funds. See "Non-GAAP Financial Measures."

        The following table presents our average borrowings, by type of collateral pledged, on a GAAP and Non-GAAP basis for the year ended December 31, 2013, and for the period from May 15, 2012 (commencement of operations) through December 31, 2012 (in thousands):

Collateral	For the year ended December 31, 2013	For the period from May 15, 2012 (commencement of operations) through December 31, 2012
Agency RMBS	$3,681,656	$2,840,999
Non-Agency RMBS	119,310	—
Agency and Non-Agency CMBS	4,525	—

Total: Excluding Linked Transactions (GAAP)	$3,805,491	$2,840,999

Agency RMBS Linked Transactions (Non-GAAP)	1,575	—
Non-Agency RMBS Linked Transactions (Non-GAAP)	14,860	—

Total (Non-GAAP)	$3,821,926	$2,840,999

Maximum borrowings during the period (Non-GAAP)(1)	4,808,778	4,900,556

(1)
Amount represents the maximum borrowings at month-end during each of the respective periods.

        Derivative Instruments.    As of December 31, 2013, we had entered into swaps designed to mitigate the effects of increases in interest rates under a portion of our repurchase agreements as such repurchase agreements are renewed and/or extended. The swaps generally provide for fixed interest rates indexed off of LIBOR and are viewed by us to effectively fix the floating interest rates, net of variable-rate payment swaps, on approximately $2.1 billion of borrowings under our repurchase agreements, excluding forward starting swaps of $491.6 million as of December 31, 2013. During the year ended December 31, 2013, we de-levered our balance sheet in order to take advantage of attractive valuations in the Non-Agency RMBS and CMBS. In addition to selling Agency MBS pass through securities, we reduced our borrowings under repurchase agreements and adjusted our interest rate swap holdings by terminating approximately 2.8 billion notional amount. This resulted in a net realized gain on derivative instruments of approximately $65.3 million. In addition, during the year, we entered into swaptions which resulted in a net realized gain on derivative instruments of approximately $ 26.7 million.

        The following table presents information about our fixed pay rate interest rate swaps as of December 31, 2013 (dollars in thousands):

Remaining Interest Rate interest rate swap Term	Notional Amount	Average Fixed Pay Rate	Average Maturity (Years)	Forward Starting
1 year or less	$215,900	0.4%	0.8	—%
Greater than 1 year and less than 3 years	179,100	0.5	1.9	—
Greater than 3 years and less than 5 years	574,200	1.3	4.4	—
Greater than 5 years	1,718,650	2.4	10.8	28.6

Total	$2,687,850	1.9%	8.0	18.3%

        The following table presents information about our variable pay rate interest rate swaps as of December 31, 2013 (dollars in thousands):

Remaining Interest Rate interest rate swap Term	Notional Amount	Average Variable Pay Rate	Average Maturity (Years)	Forward Starting
Greater than 3 years and less than 5 years	$81,000	0.2%	4.8	—%
Greater than 5 years	46,000	0.2	24.1	—

Total	$127,000	0.2%	11.8	—%

        At December 31, 2013, we had entered into six swaptions with notional amounts ranging from $100.0 million to $1.5 billion which expire between May 1, 2014 and October 28, 2014. If exercised, we can enter into seven year and ten year fixed pay swap agreement at a predetermined strike price. At December 31, 2013 we had also entered into a swaption with a notional amount of $100.0 million that expires in May 1, 2014. If exercised, we can enter into a ten year variable pay swap agreement.

        We also purchased or shorted TBAs. As of December 31, 2013 and December 31, 2012, we had contracts to purchase ("long position") and sell ("short position") TBAs on a forward basis. Following is a summary of our long and short TBA positions reported in Derivative assets, at fair value on the Balance Sheet as of December 31, 2013 and December 31, 2012 (dollars in thousands):

	December 31, 2013		December 31, 2012
	Notional Amount	Fair Value	Notional Amount	Fair Value
Purchase contracts, asset	$13,600	$35	$425,000	$3,056

TBA securities, asset	13,600	35	425,000	3,056

Purchase contracts, liability	176,400	(1,207)	—	—
Sale contracts, liability	—	—	(425,000)	(1,219)

TBA securities, liability	176,400	(1,207)	(425,000)	(1,219)

TBA securities, net	$190,000	$(1,172)	$—	$1,837

	Notional Amount as of December 31, 2012	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount as of December 31, 2013
Purchase of TBAs	$425,000	2,507,600	$(2,742,600)	$190,000
Sale of TBAs	$425,000	2,350,000	$(2,775,000)	$—

Net Interest Income

        We earned interest income, net of premium amortization and amortization/recovery of basis, and inclusive of discount accretion of approximately $125.3 million for the year ended December 31, 2013 and approximately $53.3 million for the period from May 15, 2012 (commencement of operations) through December 31, 2012 which represents interest earned on our assets. We incurred interest expense of approximately $18.0 million for the year ended December 31, 2013 and approximately $8.1 million for the period from May 15, 2012 (commencement of operations) through December 31, 2012, which was related to borrowings from repurchase agreements. Yields on Agency RMBS increased in 2013 corresponding to the increase on the yield on the ten year U.S. Treasury. Yields on Non-Agency RMBS decreased as result of continuing home price appreciation. Cost of fund remained relatively constant as the Federal Reserve continues to maintain its accommodative monetary policy.

	For the year ended December 31, 2013				For the period from Mary 15, 2012 (commencement of operations) through December 31, 2012
(dollars in thousands)	Agency RMBS	Non-Agency RMBS	Agency and Non- Agency CMBS	Total	Agency RMBS	Non-Agency RMBS	Agency and Non- Agency CMBS	Total
Average amortized cost of MBS	$3,847,064	$199,763	$6,283	$4,053,110	$3,214,440	$2,004	$—	$3,216,444
Total interest income(1)	$111,851	$13,039	$438	$125,328	$53,185	$133	$—	$53,318
Yield on average MBS	2.91%	6.53%	6.97%	3.09%	2.61%	10.49%	—%	2.62%
Average balance of repurchase agreements	$3,681,655	$119,310	$4,525	$3,805,490	$2,840,999	$—	$—	$2,840,999
Total interest expense	$15,839	$2,117	$63	$18,019	$8,094	$—	$—	$8,094
Average cost of funds(2)	0.43%	1.77%	1.39%	0.47%	0.45%	%	—%	0.45%
Net interest income	$96,012	$10,922	$375	$107,309	$45,091	$133	$—	$45,224
Net interest rate spread	2.48%	4.76%	5.58%	2.62%	2.16%	10.49%	—	2.17%

(1)
Amount includes net (amortization of premiums), accretion of discounts and (amortization/recovery of basis) of approximately $(60.3) million for Agency RMBS, approximately $8.3 million for Non-Agency RMBS, and approximately $(106) thousand for Agency and Non-Agency CMBS for year ended December 31, 2013. For the period from Mary 15, 2012 (commencement of operations) through December 31, 2012, amount includes net (amortization of premiums), accretion of discounts and (amortization/recovery of basis) of approximately $(26.9) million for Agency RMBS, $123 thousand for Non-Agency RMBS. In accordance with GAAP, interest income does not include $1.4 million for linked transactions for the year ended December 31, 2013; instead such amounts are included in gain (loss) on linked transactions.

(2)
For the year ended December 31, 2013, cost of funds does not include accrual and settlement of interest associated with derivative instruments and linked transactions of approximately $22.9 million and $271 thousand, respectively. For the period from Mary 15, 2012 (commencement of operations) through December 31, 2012, cost of funds does not include interest of approximately $6.3 million associated with derivative instruments. In accordance with GAAP, such costs are included in gain (loss) on derivative instruments and gain (loss) on linked transactions, respectively, in the Statement of Operations.

        The following table sets forth certain information regarding our net investment income for the year ended December 31, 2013 and for the period from May 15, 2012 (commencement of operations) through December 31, 2012, See "Non-GAAP Financial Measures":

For the year ended December 31, 2013:

  Non-GAAP Financial Measures:

(dollars in thousands)	Agency RMBS	Non-Agency RMBS	Agency and Non-Agency CMBS	Total
Average amortized cost of MBS held including Agency and Non-Agency Interest—Only Strips accounted for as derivatives and linked transactions	$3,949,104	$222,844	$7,356	$4,179,304
Total interest income including interest income on Agency and Non-Agency Interest—Only Strips accounted for as derivatives and linked transactions(1)	$122,095	$14,410	$501	$137,006
Yield on average amortized cost of MBS including adjustments related to cost of Agency and Non-Agency Interest—Only Strips accounted for as derivatives and linked transactions	3.09%	6.47%	6.81%	3.28%
Average balance of repurchase agreements, including repurchase agreements on linked transactions	$3,683,230	$134,170	$4,525	$3,821,925
Total interest expense including interest income (expense), net incurred on interest rate swaps and interest expense incurred on linked transactions(2)	$38,777	$2,382	$63	$41,222
Average cost of funds including interest income (expense) on Agency and Non-Agency Interest—Only Strips accounted for as derivatives and interest income (expense), net incurred on interest rate swaps and linked transactions	1.05%	1.78%	1.39%	1.08%
Net interest income including interest income (expense) on Agency and Non-Agency Interest—Only Strips, accounted for as derivatives and interest income (expense), net incurred on interest rate swaps and linked transactions	$83,318	$12,028	$438	$95,784
Net interest rate spread including interest income (expense) on Agency and Non-Agency Interest—Only Strips accounted as derivatives and interest income (expense), net incurred on interest rate swaps and linked transactions	2.04%	4.69%	5.42%	2.20%

(1)
For the year ended December 31, 2013 includes net (amortization of premiums), accretion of discounts and (amortization/recovery of basis) of approximately $(69.6) million. This amount is composed of approximately $(60.3) million for Agency RMBS included in interest income, approximately $8.3 million for Non-Agency RMBS included in interest income, approximately $(106) thousand for Agency and Non-Agency CMBS included in interest income, approximately $(9) thousand for Agency linked transactions (Non-GAAP measure), approximately $555 thousand for Non-Agency linked transactions (Non-GAAP measure) and approximately $(18.0) million of amortization/recovery of basis on Agency and Non-Agency Interest—Only Strips accounted for as derivatives (Non-GAAP measure), not reported in interest income for GAAP (included in Loss on derivative instruments).

(2)
Represents the net amount paid, including accrued amounts, for interest rate swaps during the period, included in loss on derivative instruments for GAAP and interest expense on linked transactions.

Period from May 15, 2012 (commencement of operations) through December 31, 2012 (dollars in thousands):

  Non-GAAP Financial Measures:

	Agency	Non-agency	Total
Average amortized cost of RMBS held including Agency Interest—Only Strips accounted for as derivatives and linked transactions	$3,267,610	$2,004	$3,269,614
Total interest income including interest income on Agency Interest—Only Strips accounted for as derivatives and linked transactions(1)	$56,907	$133	$57,040
Yield on average amortized cost of RMBS including adjustments related to cost of Agency Interest—Only Strips accounted for as derivatives and linked transactions	2.75%	10.49%	2.76%
Average balance of repurchase agreements	$2,840,999	—	$2,840,999
Total interest expense including interest income (expense), net incurred on interest rate swaps and interest expense incurred on linked transactions(2)	$14,415	—	$14,415
Average cost of funds including interest income (expense) on Agency Interest—Only Strips accounted for as derivatives and interest income (expense), net incurred on interest rate swaps and linked transactions	0.80%	—	0.80%
Net interest income including interest income (expense) on Agency Interest—Only Strips accounted for as derivatives and interest income (expense), net incurred on interest rate swaps and linked transactions	$42,492	$133	$42,625
Net interest rate spread including interest income (expense) on Agency Interest—Only Strips accounted as derivatives and interest income (expense), net incurred on interest rate swaps and linked transactions	1.95%	10.49%	1.96%

(1)
For the period from May 15, 2012 (commencement of operations) through December 31, 2012 includes net (amortization of premiums), accretion of discounts and (amortization/recovery of basis) of approximately $(31.6) million. This amount is composed of approximately $(26.9) million for Agency RMBS included in interest income, approximately $123 thousand for Non-Agency included in interest income and approximately $(4.8) million of amortization/recovery of basis on Agency Interest—Only Strips accounted for as derivatives (Non-GAAP measure), not reported in interest income for GAAP (included in Loss on derivative instruments).

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

Other Income (Loss)

        The following tables present the sales of our MBS (dollars in thousands):

	For the year ended December 31, 2013
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Agency RMBS(1)	$3,491,805	$8,646	$(127,252)	$(118,606)
Non-Agency RMBS	128,683	7,146	(376)	6,770

Total	$3,620,488	$15,792	$(127,628)	$(111,836)

(1)
Includes proceeds for Agency Interest-Only Strips, accounted for as derivatives, of approximately $20.4 million and gross realized losses of approximately $1.1 million.

	For the period from May 15, 2012 (commencement of operations) through December 31, 2012
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Agency RMBS(1)	$2,389,472	$23,169	$(3,434)	$19,735
Other Securities	100,854	199	—	199

Total	$2,490,326	$23,368	$(3,434)	$19,934

(1)
Includes proceeds for Agency Interest-Only Strips, accounted for as derivatives, of approximately $18.5 million and gross realized losses of approximately $820 thousand.

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

        With respect to our MBS, we elected the fair value option and, as a result, we record the change in fair value related to MBS in earnings. The following tables present amounts related to realized gains and losses as well as changes in fair value of our MBS portfolio and derivative instruments that are included in our statement of operations for the year ended December 31, 2013 and for the period from May 15, 2012 (commencement of operations) through December 31, 2012 (dollars in thousands):

For the Year ended December 31, 2013:

Description	Realized Gain (Loss), net	Contractual interest income (expense), net(1)	Other loss on Mortgage- backed securities	Unrealized Gain (Loss), net	Basis Recovery	Mark-to- market adjustments	Total
MBS and Other Securities	$(110,712)	$—	$(11,858)	$(160,109)	$—	$—	$(282,679)
Cash and cash equivalents	—	91	—	—	—	—	91
Derivative Instruments:
Interest rate swaps	65,305	(22,932)	—	—	—	83,764	126,137
Interest rate swaptions	23,671	—	—	—	—	4,733	28,404
Agency and Non-Agency Interest-Only Strips accounted for as derivatives	(1,124)	28,273	—	—	(18,010)	(700)	8,439
Options	(925)	—	—	—	—	—	(925)
TBAs	(1,499)	—	—	—	—	(3,009)	(4,508)
Linked Transactions	3,049	1,510	—	—	(366)	(56)	4,137

Total	$(22,235)	$6,942	$(11,858)	$(160,109)	$(18,376)	$84,732	$(120,904)

(1)
Contractual interest income (expense), net on derivative instruments includes interest settlement paid or received. In addition, contractual interest income (expense), net on linked transactions includes amortization of approximately $9 thousand for Agency RMBS and accretion of approximately $921 thousand for Non-Agency RMBS.

Period from May 15, 2012 (commencement of operations) through December 31, 2012 (dollars in thousands):

Description	Realized Gain (Loss), net(1)	Contractual interest income (expense), net	Other loss on Residential mortgage- backed securities	Unrealized Gain (Loss), net	Basis Recovery	Mark-to- market adjustments	Total
RMBS and Other Securities	$20,754	$—	$(3,206)	$13,930	$—	$—	$31,478
Cash and cash equivalents	—	11	—	—	—	—	11
Derivative Instruments:
Interest rate swaps	(10,928)	(6,321)	—	—	—	7,649	(9,600)
Interest rate swaptions	—	—	—	—	—	(3,180)	(3,180)
Agency Interest-Only Strips accounted for as derivatives	(820)	8,570	—	—	(4,848)	(5,065)	(2,163)
TBAs	—	—	—	—	—	1,837	1,837

Total	$9,006	$2,260	$(3,206)	$13,930	(4,848)	$1,241	$18,383

(1)
Contractual interest income (expense), net on derivative instruments includes interest settlement paid or received.

        In order to mitigate interest rate risk resulting from our future repurchase agreement borrowings, we entered into interest rate swaps with an aggregate notional amount of approximately $2.8 billion, of which $491.6 million are forward starting. Our effective swaps are comprised of approximately $2.2 billion fixed pays rate swaps and $127.0 million are variable pay swaps, which effectively fix (for the life of the swap) the floating interest rate of approximately $2.1 billion and interest rate swaptions with an aggregate notional amount of approximately $2.1 billion at December 31, 2013. While not designated as a hedge for accounting purposes, our interest rate swaps are viewed as an economic hedge on a portion of our floating-rate borrowings. Since we do not apply hedge accounting for our interest rate swaps, we record the change in fair value related to such agreements in earnings as unrealized gain (loss) on derivative instruments. Included in realized gain or loss on derivative instruments are the net interest rate swap payments (including accrued amounts) associated with our interest rate swaps. For 2013, as yields on U.S. Treasuries increased, the value of interest rate swaps increased which partially offset the realized and unrealized losses on our MBS portfolio.

Expenses

General and Administrative Expenses

        We incurred general and administrative expenses of approximately $6.4 million and $3.2 million for the year ended December 31, 2013 and for the period from May 15, 2012 (commencement of operations) through December 31, 2012, respectively, which represents professional fees, insurance, non-cash stock based compensation and overhead costs of the Company.

Management Fee Expense

        We incurred management fee expense of approximately $7.8 million and $3.1 million for the year ended December 31, 2013 and for the period from May 15, 2012 (commencement of operations) through December 31, 2012, respectively, of which approximately $1.8 million was payable at December 31, 2013 to our Manager under the Management Agreement. Pursuant to the terms of the Management Agreement, our Manager is paid a management fee equal to 1.5% per annum of our stockholders' equity (as defined in the Management Agreement), calculated and payable (in cash) quarterly in arrears. Management fees primarily increased from 2013 over 2012 due to a follow-on public offering in October 2012 and a full year of operations in 2013.

        The management fees, expense reimbursements and the relationship between our Manager and us are discussed further in Note 9, "Related Party Transactions," to the financial statements contained in this Annual Report on Form 10-K.

Dividends

        The following table presents cash dividends declared and paid by us on our common stock:

Declaration Date	Record Date	Payment Date	Amount per Share		Tax Characterization
2013
April 1, 2013	April 12, 2013	April 30, 2013	$0.95		Ordinary income
June 20, 2013	July 1, 2013	July 29, 2013	$0.90		Ordinary income
September 19, 2013	September 30, 2013	October 29, 2013	$0.90		Ordinary income
December 19, 2013	December 30, 2013	January 28, 2014	$2.35	(1)	Ordinary income
2012
July 26, 2012	August 6, 2012	August 14, 2012	$0.38		Ordinary income
September 20, 2012	October 1, 2012	October 25, 2012	$0.85		Ordinary income
December 19, 2012	December 31, 2012	January 29, 2013	$1.12		Ordinary income

(1)
Consisting of cash and stock. For stockholders who elected to receive the entire $2.35 per share dividend in stock, each stockholder received 0.1590 shares in newly issued common stock for each common share that they held as of the dividend record date. For stockholders who elected to receive the dividend in cash, or did not make an election, each stockholder received $0.9159 per share in cash and 0.0970 shares in newly issued common stock for each common share that they held as of the dividend record date.

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

        Under our repurchase agreements and derivative contracts, lenders and counterparties retain the right to determine the fair value of the collateral pledged, or in the case of cleared swaps the required collateral may be determined by clearinghouse rules. A reduction in the value of the collateral pledged will require us to provide additional collateral or fund cash margin calls. Alternatively, since margins calls for our interest rate swaps and swaptions generally are inversely correlated to those of our repurchase agreements, our interest rate swap and swaptions counterparties would likely be required to post collateral with us during a period in which we were required to post collateral with our repurchase agreement counterparties. During 2013, the fixed income markets experienced volatility and, in particular, the sell-off in Agency RMBS that occurred between the beginning of July 2013 and the Federal Reserve announcing its decision not to taper for the time being on September 18, 2013, resulted in demands for additional collateral from our repurchase agreement counterparties. Similarly, we received incremental collateral from our interest rate swap and swaption counterparties during this time. We were able to satisfy our additional collateral requirements with unpledged securities in our portfolio, cash on hand and cash received as and with respect to incremental collateral received on our interest rate swaps and swaptions. We were not forced to involuntarily sell any of our assets, nor did any of counterparties sell any of assets held by them as collateral. During the second and third quarters of 2013, we rehypothecated some of the securities we received as incremental collateral on our swaps and swaptions, effectively entering into repurchase agreements with such securities, in order to increase our cash position. The maximum amount of repurchase borrowings for the rehypothecated securities was $130.7 million during the year ended December 31, 2013. At December 31, 2013, no securities were rehypothecated. In an instance of severe volatility, or where the additional stress on liquidity resulting from volatility is sustained over an extended period of time, we could be required to sell securities, possibly even at a loss to generate sufficient liquidity to satisfy collateral and margin requirements which could have a material adverse effect on our financial position, results of operations and cash flows.

        As part of our risk management process, our Manager closely monitors our liquidity position. This includes the development and evaluation of various alternative processes and procedures, which continue to be updated with regard to scenario testing for purposes of assessing our liquidity in the face of different economic and market developments. We believe we have sufficient current liquidity and access to additional liquidity to meet financial obligations for at least the next 12 months.

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

Borrowing under Various Financing Arrangements

        As of December 31, 2013, we had master repurchase agreements with 20 counterparties. We had borrowings under repurchase agreements with 16 counterparties of approximately $2.6 billion at December 31, 2013. The following tables present our borrowings by type of collateral pledged as of December 31, 2013 and December 31, 2012, and the respective effective cost of funds (Non-GAAP financial measure) for the year ended December 31, 2013 (dollars in thousands) and for the period from May 15, 2012 (commencement of operations) through December 31, 2012, respectively. See "Non-GAAP Financial Measures" (dollars in thousands):

Collateral	Repurchase Agreement Borrowings Outstanding December 31, 2013	Fair Value of Collateral Pledged(1)	Weighted Average Interest Rate end of period	Weighted Average Cost of Funds for the year ended December 31, 2013	Weighted Average Effective Cost of Funds (Non- GAAP) for the for the year ended December 31, 2013(2)
Agency RMBS	$2,331,276	$2,463,347	0.43%	0.43%	1.05%
Non-Agency RMBS	230,247	332,003	1.71	1.77	1.77
Agency and Non-Agency CMBS	17,544	23,597	1.33	1.39	1.39

Total: Excluding Linked Transactions	$2,579,067	$2,818,947	0.55%	0.47%	1.08%

Agency RMBS Linked Transactions	—	—	n/a	n/a	0.38
Non-Agency RMBS Linked Transactions	61,187	79,746	1.70	n/a	1.78

Total (Non-GAAP)	$2,640,254	$2,898,693	0.54%	0.47%	1.08%

(1)
Excludes approximately $32.6 million of cash collateral posted.

(2)
The effective cost of funds for the period presented is calculated on an annualized basis and includes interest expense for the period and net payments on interest rate swaps of approximately $22.9 million and interest expense on linked transactions of approximately $271 thousand. While interest rate swaps are not accounted for using hedge accounting, such instruments are viewed by us as an economic hedge against increases in interest rates on our liabilities and are treated as hedges for purposes of satisfying the REIT tax requirements. See "Non-GAAP Financial Measures".

Collateral	Repurchase Agreement Borrowings Outstanding December 31, 2012	Fair Value of Collateral Pledged(1)	Weighted Average Interest Rate end of period	Weighted Average Cost of Funds for the period from May 15, 2012 (commencement of operations) through December 31, 2012	Weighted Average Effective Cost of Funds (Non- GAAP) for the period from May 15, 2012 (commencement of operations) through December 31, 2012(2)
Agency RMBS	$4,794,730	$5,043,824	0.48%	0.45%	0.80%

Total (Non-GAAP)	$4,794,730	$5,043,824	0.48%	0.45%	0.80%

(1)
Excludes approximately $36.0 million of cash collateral for Agency RMBS.

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

        As of December 31, 2013, our repurchase agreements with 20 counterparties MBS, require collateral in excess of the loan amount, or haircuts, ranging from a low of 3.0% to a high of 5.5% for Agency RMBS, exclusive of IOs and IIOs for which the haircuts are as high as 30.0% and for Non-Agency RMBS and Agency and Non-Agency CMBS for which the haircuts range from a low of 10.0% to a high of 45.0%. Declines in the value of our portfolio can trigger margin calls by our lenders under our repurchase agreements. Margin calls could adversely affect our liquidity. Our inability to post adequate collateral for a margin call by the counterparty could result in a condition of default under our repurchase agreements. An event of default or termination event would give some of our counterparties the option to terminate all existing repurchase transactions with us and require any amount due to the counterparties by us to be payable immediately. In which case, we may be forced to sell assets under adverse market conditions or through foreclosure which may have a material adverse consequence on our business, financial position, our results of operations and cash flows. During the year ended December 31, 2013, we received a number of margin calls which we satisfied using cash on hand, unlevered or underleveraged securities, securities received as collateral on our repurchase agreements and derivative positions and cash received from the rehypothecation of collateral received. No event of default occurred.

        Under the repurchase agreements and derivative contracts, the respective lenders and counterparties, subject to the terms of the individual agreements and in the case of cleared swaps, the clearinghouse rules, retain the right to determine the fair value of the underlying collateral. A reduction in the value of pledged assets requires us to provide additional collateral or fund margin calls. In addition, certain of the repurchase agreements may be terminated by our counterparties if we do not maintain certain equity and leverage metrics. We are compliant with these tests at December 31, 2013. At December 31, 2013, MBS held by counterparties as security for repurchase agreements totaled approximately $2.9 billion, inclusive of MBS posted of $79.7 million for repurchase agreements accounted for as linked transactions. At December 31, 2012, MBS held by counterparties as security for repurchase agreements totaled approximately $5.1 billion.

        We are also required to pledge cash or securities as collateral as part of a margin arrangement, calculated daily, in connection with the swaps and swaptions. The amount of margin that we are required to post will vary and generally reflects collateral posted with respect to swaps that are in an unrealized loss position to us and a percentage of the aggregate notional amount of swaps per counterparty as well as margin posted with our clearing broker, pursuant to clearinghouse rules and practices, for cleared swaps. Conversely, if our bilateral swaps and swaptions are in an unrealized gain position, our counterparties are required to post collateral with us, under the same terms that we post collateral with them.

        Cash collateral held by counterparties at December 31, 2013 was approximately $55.4 million, which is included in Due from counterparties on our Balance Sheet, comprised of approximately $32.6 million held in connection with repurchase borrowings and approximately $22.8 million held by our interest rate swap counterparties. At December 31, 2013, Due to counterparties on our Balance Sheet was comprised of approximately $3.2 million posted with us by our repurchase agreement counterparties and approximately $62.7 million posted by our interest rate swap and swaption counterparties. Cash collateral held by counterparties at December 31, 2012 was approximately $54.1 million, which is included in Due from counterparties on our balance sheet, comprised of approximately $36.0 million held in connection with repurchase borrowings and approximately $18.1 million held by our interest rate swap and interest rate swaption counterparties. In addition, at December 31, 2013, and December 31, 2012, we held securities of approximately $0, and $2.6 million, respectively, received as collateral from our repurchase agreement counterparties to satisfy margin requirements.

        We had no unsettled purchased securities as of December 31, 2013 and December 31, 2012, included in Investment related payables on our Balance Sheet. In addition, we had no unsettled sold securities as of December 31, 2013 and December 31, 2012, included in Investment related receivables on our Balance Sheet.

Cash Generated from Operations

        For the year ended December 31, 2013, operating activities increased our cash balance by approximately $179.3 million. This was primarily attributable to the net interest income we earned on our investments for the year net of adjustments pertaining to the amortization/accretion of premiums and discounts, which are non-cash items. For the period from May 15, 2012 (commencement of operations) through December 31, 2012, operating activities increased our cash balance by approximately $33.5 million. This was attributable to the net interest income we earned on our investments, offset by an increase in accrued interest receivable and adjustments pertaining to the amortization/accretion of premiums and discounts, which are non-cash items.

Cash Provided by and Used in Investing Activities

        For the year ended December 31, 2013, our investing activities increased our cash balance by approximately $2.0 billion. This was primarily attributable to our receipt of principal payments on MBS and proceeds received from sales of MBS, reduced by our purchases of MBS. For the period from May 15, 2012 (commencement of operations) through December 31, 2012, investing activities decreased our cash balance by approximately $5.2 billion. This was primarily attributable to our cash expenditures to acquire MBS, offset by proceeds from sales of MBS.

Cash Provided by and Used in Financing Activities

        For the year ended December 31, 2013, our financing activities decreased our cash balance by approximately $2.2 billion. This was primarily attributable to the decrease in our net borrowings under repurchase agreements from approximately $4.8 billion at December 31, 2012 to approximately $2.6 billion at December 31, 2013. For the period from May 15, 2012 (commencement of operations) through December 31, 2012, financing activities increased our cash balance by approximately $5.2 billion. This was primarily attributable to an increase in our net borrowings under repurchase agreements and the cash generated from our initial public offering, concurrent private placements and follow-on public offering.

Other Potential Sources of Financing

        We held cash of approximately $48.5 million and $56.3 million at December 31, 2013 and 2012, respectively. Our primary sources of cash currently consist of repurchase facility borrowings, investment income and the proceeds of any future securities offering, to the extent available in the capital market. In the future, we expect our primary sources of liquidity to consist of payments of principal and interest we receive on our portfolio of assets, unused borrowing capacity under our financing sources and future issuances of equity and debt securities.

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

Contractual Obligations and Commitments

        Our contractual obligations as of December 31, 2013 are as follows (dollars in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Borrowings under repurchase agreements (including linked transactions)	$2,640,254	—	—	—	$2,640,254
TBA—long positions	199,585	—	—	—	199,585

Total: Non-GAAP Basis—Including Linked Transactions	2,839,839	—	—	—	2,839,839

Linked Transactions	61,187	—	—	—	61,187
TBA—long positions	199,585	—	—	—	199,585

Total: GAAP Basis—Excluding Linked Transactions and TBA—long positions	$2,579,067	—	—	—	$2,579,067

        We enter into a linked transaction when the initial transfer of a financial asset and repurchase financing are entered into contemporaneously with, or in contemplation of, one another. In this situation, we then record the initial transfer and repurchase financing on a net basis. The fair value of linked transactions reflects the value of the underlying real estate securities and linked repurchase agreement borrowings; resulting in an embedded repurchase agreement. As of December 31, 2013, we had 19 linked transactions resulting in approximately $61.2 million of embedded repurchase agreements with a weighted average rate of 1.7%. The weighted average contractual maturity of the repurchase agreements for linked transactions was 63 days.

        As of December 31, 2013, we have an obligation for approximately $2.9 million in contractual interest payments related to our repurchase agreements, including linked transactions of approximately $187 thousand through the respective maturity date of each repurchase agreement.

        The table above does not include amounts due under the Management Agreement (as defined herein) with our Manager, as those obligations do not have fixed and determinable payments. For a description of the Management Agreement, see "Our Manager and the Management Agreement—the Management Agreement."

        On May 9, 2012, we entered into a management agreement (the "Management Agreement") with our Manager which describes the services to be provided by our Manager and compensation for such services. Our Manager is responsible for managing our operations, including: (i) performing all of our day-to-day functions; (ii) determining investment criteria in conjunction with our board of directors; (iii) sourcing, analyzing and executing investments, asset sales and financings; (iv) performing asset management duties; and (v) performing financial and accounting management, subject to the direction and oversight of our board of directors. Pursuant to the terms of the Management Agreement, our Manager is paid a management fee equal to 1.50% per annum of our stockholders' equity, (as defined in the Management Agreement), calculated and payable (in cash) quarterly in arrears. For purposes of calculating the management fee, "stockholders' equity" means the sum of the net proceeds from any issuances of our equity securities since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus retained earnings, calculated in accordance with GAAP, at the end of the most recently completed fiscal quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less any amount paid for repurchases of our shares of common stock, excluding any unrealized gains, losses or other non-cash items, including OTTI charges included in other loss on MBS, unrealized gain (loss) on MBS and other securities and the non-cash portion of gain (loss) on derivative instruments, that have impacted stockholders' equity as reported in our financial statements prepared in accordance with GAAP, regardless of whether such items are included in other comprehensive income or loss, or in net income, and excluding one-time events pursuant to changes in GAAP and certain other non-cash charges after discussions between our Manager and our independent directors and after approval by a majority of our independent directors. However, if our stockholders' equity for any given quarter is negative based on the calculation described above, our Manager will not be entitled to receive any management fee for that quarter.

        In addition, under the Management Agreement, we are required to reimburse our Manager for the expenses described below. Expense reimbursements to the Manager are made in cash on a monthly basis following the end of each month. Our reimbursement obligation is not subject to any dollar limitation. Because our Manager's personnel perform certain legal, accounting, due diligence tasks and other services that outside professionals or outside consultants otherwise would perform, our Manager may be paid or reimbursed for the documented cost of performing such tasks, provided that such costs and reimbursements are in amounts which are no greater than those which would be payable to outside professionals or consultants engaged to perform such services pursuant to agreements negotiated on an arm's-length basis. For the year ended December 31, 2013 and for the period from May 15, 2012 (commencement of operations) through December 31, 2012, our Manager did not request any such reimbursements, exclusive of employee benefits associated with our sole employee, and certain de-minimis expenses paid by our Manager on our behalf. Commencing January 1, 2014, our chief financial officer is now an employee of the Manager. Accordingly, we will reimburse our Manager for his compensation and benefits.

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

Off-Balance Sheet Arrangements

        Our linked transactions are comprised of real estate securities and associated repurchase agreements. The extent to which these transactions become unlinked in the future, the underlying real estate securities and the borrowings under repurchase agreements and associated interest income and expense will be presented on a gross basis on our balance sheet and statement of operations, prospectively. As of December 31, 2013, our maximum exposure to loss on linked transactions was approximately $18.6 million.

        As of December 31, 2013, we held contracts to purchase ("long position") and sell ("short position") TBAs on a forward basis. If a counterparty to one of the TBAs that we enter into defaults on its obligations, we may not receive payments or securities due under the TBA agreement, and thus, we may lose any unrealized gain associated with that TBA transaction.

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

Dividends

        We intend to make regular quarterly dividend distributions to holders of our common stock. U.S. federal income tax law generally requires that a REIT distribute annually, in accordance with the REIT regulations, at least 90% of its REIT taxable income for the taxable year, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually, in accordance with the REIT regulations, distributes less than 100% of its net taxable income. We intend to pay regular quarterly dividends to our stockholders based on our net taxable income, if and to the extent authorized by our board of directors. Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service on our repurchase agreements and other debts payable. If our cash available for distribution is less than our net taxable income, we could be required to sell assets or borrow funds to make cash distributions or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities.

        On December 19, 2013, we declared a dividend of $2.35 per common share payable in a combination of cash and stock. For stockholders who elected to receive the entire $2.35 per share dividend in stock, each stockholder received 0.1590 shares in newly issued common stock for each common share that they held as of the dividend record date. For stockholders who elected to receive the dividend in cash, or did not make an election, each stockholder received $0.9159 per share in cash and 0.0970 shares in newly issued common stock for each common share that they held as of the dividend record date. The dividend was paid on January 28, 2014 to shareholders of record as of December 30, 2013. As a result a portion of the dividend being paid in stock, we issued 2,548,784 shares of common stock.

Non-GAAP Financial Measures

Total Interest Income and Net Interest Income, including Interest Income on Agency Interest-Only accounted for as derivatives and Effective Cost of Funds

        Total interest income including interest income on Agency Interest-Only Strips classified as derivatives and Effective Cost of Funds for the year ended December 31, 2013 and for the period from May 15, 2012 (commencement of operations) through December 31, 2012, constitutes a Non-GAAP financial measure within the meaning of Regulation G promulgated by the SEC. We believe that the measures presented in this annual report on Form 10-K, when considered together with U.S. GAAP financial measures, provide information that is useful to investors in understanding our borrowing costs and net interest income, as viewed by us. An analysis of any Non-GAAP financial measure should be made in conjunction with results presented in accordance with GAAP.

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

        The following table reconciles total interest income to interest income including interest income on Agency and Non- Agency Interest-Only Strips classified as derivatives and interest income on linked transactions (Non-GAAP financial measure) for the year ended December 31, 2013 and for the period from May 15, 2012 (commencement of operations) through December 31, 2012:

(in thousands)	For the Year ended December 31, 2013	For the period from May 15, 2012 (commencement of operations) through December 31, 2012
Coupon Interest	$177,472	$80,103
Premium accretion, discount amortization and amortization of basis, net	(52,144)	(26,785)

Interest Income	$125,328	$53,318

Contractual Interest income, net of amortization basis on Agency and Non-Agency Interest-Only and Interest Strips, classified as derivatives(1) :
Coupon Interest	$28,273	$8,570
Amortization of basis (Non-GAAP Financial Measure)	(18,010)	(4,848)
Contractual Interest income, net of discount amortization on Linked Transactions(2):
Coupon Interest	869	—
Discount amortization	546	—

Subtotal	11,678	3,722

Total interest income, including interest income on Agency and Non-Agency Interest-Only Strips, classified as derivatives—Non-GAAP Financial Measure	$137,006	$57,040

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

        The following table reconciles the Effective Cost of Funds (Non-GAAP financial measure) with interest expense for the year ended December 31, 2013 and for the period from May 15, 2012 (commencement of operations) through December 31, 2012:

	For the year ended December 31, 2013		For the period from May 15, 2012 (commencement of operations) through December 31, 2012
(dollars in thousands)	Reconciliation	Cost of Funds/Effective Borrowing Costs	Reconciliation	Cost of Funds/Effective Borrowing Costs
Interest expense	$18,019	0.47%	$8,094	0.45%

Interest expense on linked transactions	271	1.65%	—	—
Net interest paid—interest rate swaps	22,932	0.61%	6,321	0.35%

Effective Borrowing Costs	$41,222	1.08%	$14,415	0.80%

Weighted average repurchase borrowings(1)	3,821,925		2,840,999

(1)
Includes average repurchase borrowings under linked transactions.

Core Earnings

        Our Core Earnings were approximately $82.7 million and approximately $36.7 million for the year ended December 31, 2013 and for the period from May 15, 2012 (commencement of operations) through December 31, 2012, respectively. Core Earnings is a Non-GAAP financial measure that is used by us to approximate cash yield or income associated with our portfolio and is defined as GAAP net income (loss) as adjusted, excluding: (i) net realized gain (loss) on investments and derivative contracts; (ii) net unrealized gain (loss) on investments; (iii) net gain (loss) resulting from mark-to-market adjustments on derivative contracts; (iv) other loss on MBS; (v) non-cash stock-based compensation expense; and (vi) one-time events pursuant to changes in GAAP and certain other non-cash charges after discussions between the us, the Manager and our independent directors and after approval by a majority of the our independent directors.

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

        The table below reconciles Net Income (loss) to Core Earnings for the year ended December 31, 2013 and for the period from May 15, 2012 (commencement of operations) through December 31, 2012:

(dollars in thousands)	For the year ended December 31, 2013	For the period from May 15, 2012 (commencement of operations) through December 31, 2012
Net Income (loss)—GAAP	$(27,855)	$57,277
Adjustments:
MBS and other securities:
Unrealized (gain) loss on MBS	160,109	(13,930)
Other loss on mortgage-backed securities	11,858	3,206
Realized (gain) loss on sale of MBS	110,712	(20,754)
Derivative Instruments:
Realized (gain) loss on termination of interest rate swaps	(65,305)	10,928
Realized loss on settlement of TBAs	1,499	—
Realized loss on expiration of option derivatives	925	—
Realized gain on sale of swaptions	(23,671)	—
Realized gain on sale of securities underlying linked transactions	(3,049)	—
Realized loss on Agency Interest-Only Strips—accounted for as derivatives	1,124	820
Mark-to- market adjustments on interest rate swaps	(83,764)	(7,649)
Mark-to- market adjustments on interest rate swaptions	(4,733)	3,180
Mark-to- market adjustments on TBAs	3,009	(1,837)
Mark-to-market adjustments on linked transactions	56	—
Mark-to-market adjustments on derivative instruments	700	5,065
Non-cash stock-based compensation expense	1,087	367

Total adjustments	110,557	(20,604)

Core Earnings—Non-GAAP Financial Measure	$82,702	$36,673

Basic Core Earnings per Share of Common Stock and Participating Securities—Non-GAAP Financial Measure	$3.39	$2.33
Diluted Core Earnings per Share of Common Stock and Participating Securities—Non-GAAP Financial Measure	$3.38	$2.32

Basic weighted average common shares and participating securities	24,374,025	15,718,711
Diluted weighted average common shares and participating securities	24,454,716	15,783,491

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

(dollars in thousands)	For the year ended December 31, 2013	For the period from May 15, 2012 (commencement of operations) through December 31, 2012
Net interest income including interest income on Interest-Only Strips accounted for as derivatives and interest income (expense), net incurred on interest rate swaps (a Non-GAAP financial measure)	$95,784	$42,625
Total Operating Expenses	(14,260)	(6,330)
Non-cash stock based compensation	1,087	367
Interest income on cash balances	91	11

Core Earnings (a Non-GAAP) financial measure	$82,702	$36,673

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

Credit Risk

        We are subject to varying degrees of credit risk in connection with our assets. Although we do not expect to encounter credit risk in our Agency MBS, we do expect to encounter credit risk related to Non-Agency MBS and Non-Agency CMBS. Investment decisions are made following a bottom-up credit analysis and specific risk assumptions. As part of the risk management process, our Manager uses detailed proprietary models to evaluate, depending on the asset class, house price appreciation and depreciation by region, prepayment speeds and foreclosure frequency, cost and timing. If our Manager determines that the proposed investment can meet the appropriate risk and return criteria as well as complement our existing asset portfolio, the investment will undergo a more thorough analysis.

        As of December 31, 2013, 15 of the counterparties that we had outstanding repurchase agreement borrowings withheld collateral which we posted as security for such borrowings in excess of 5% of our Stockholders' equity. Prior to entering into a repurchase agreement with any particular institution, our Manager does a thorough review of such potential counterparty. Such review, however, does not assure the creditworthiness of such counterparty nor that the financial wherewithal of the counterparty will not deteriorate in the future.

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

Interest Rate Effect on Net Interest Income

        Our operating results will depend in large part on differences between the income earned on our assets and our borrowing costs. The cost of our borrowings is generally based on prevailing market interest rates. During a period of rising interest rates, our borrowing costs generally will increase and the yields earned on our leveraged fixed-rate mortgage assets will remain static. Further, the cost of such financing could increase at a faster pace than the yields earned on our leveraged ARM and hybrid ARM assets. This could result in a decline in our net interest spread and net interest margin. The severity of any such decline would depend on our asset/liability composition at the time as well as the magnitude and duration of the interest rate increase. Further, an increase in short-term interest rates could also have a negative impact on the market value of our assets. If any of these events happen, we could experience a decrease in net income or incur a net loss during these periods, which could adversely affect our liquidity and results of operations.

Interest Rate Cap Risk

        To the extent we invest in adjustable-rate RMBS, such securities are generally subject to interest rate caps, which potentially could cause such RMBS to acquire many of the characteristics of fixed-rate securities if interest rates were to rise above the cap levels. This issue is magnified to the extent we acquire ARM and hybrid ARM assets that are not based on mortgages which are fully indexed. In addition, ARM and hybrid ARM assets may be subject to periodic payment caps that result in some portion of the interest being deferred and added to the principal outstanding or a portion of the incremental interest rate increase being deferred. To the extent we invest in such ARM and/or hybrid ARM assets, we could potentially receive less cash income on such assets than we would need to pay the interest cost on our related borrowings. To mitigate interest rate mismatches, we may utilize the hedging strategies discussed above under "—Interest Rate Risk."

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

        The sensitivity analysis table presented below shows the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments, including interest rate swaps, Interest-Only Strips, Inverse Interest-Only Strips, and net interest income at December 31, 2013, assuming a static portfolio of assets. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our Manager's expectations. The analysis presented utilizes our Manager's assumptions, models and estimates, which are based on our Manager's judgment and experience.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+1.00%	(2.99)%	0.53%
+0.50%	(0.27)%	0.31%
-0.50%	(9.03)%	(0.87)%
-1.00%	NA (1)	NA (1)

(1)
Not applicable, borrowing rate is below zero.

(2)
Includes linked real estate securities that are reported as a component of linked transactions in our balance sheets. Such securities may not be linked in future periods.

        While the table above reflects the estimated immediate impact of interest rate increases and decreases on a static portfolio, we may rebalance our portfolio from time to time either to seek to take advantage of or reduce the impact of changes in interest rates. It is important to note that the impact of changing interest rates on market value and net interest income can change significantly when interest rates change beyond 100 basis points from current levels. Therefore, the volatility in the market value of our assets could increase significantly when interest rates change beyond amounts shown in the table above. In addition, other factors impact the market value of and net interest income from our interest rate-sensitive investments and derivative instruments, such as the shape of the yield curve, market expectations as to future interest rate changes and other market conditions. Accordingly, interest income would likely differ from that shown above and such difference might be material and adverse to our stockholders.

        Certain assumptions have been made in connection with the calculation of the information set forth in the table above and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at December 31, 2013. The analysis presented utilizes assumptions and estimates based on our Manager's judgment and experience. Furthermore, while we generally expect to retain such assets and the associated interest rate risk, future purchases and sales of assets could materially change our interest rate risk profile.

Prepayment Risk

        The value of our assets may be affected by prepayment rates on residential mortgage loans. We acquire RMBS and anticipate that the underlying residential mortgages loans will prepay at a projected rate generating an expected yield. If we purchase assets at a premium to par value, when borrowers prepay their residential mortgage loans faster than expected, the corresponding prepayments on the mortgage-related securities may reduce the expected yield on such securities because we will have to amortize the related premium on an accelerated basis, in the case of Agency RMBS whole pools and certain other investment grade rated securities, and make a retrospective adjustment to historical amortization. Conversely, if we purchase assets at a discount to par value, when borrowers prepay their residential mortgage loans slower than expected, the decrease in corresponding prepayments on the RMBS may reduce the expected yield on such securities because we will not be able to accrete the related discount as quickly as originally anticipated and, in the case of Agency RMBS whole pools and certain other investment grade rated securities, will have to make a retrospective adjustment to historical amortization.

        Commercial mortgages frequently limit the ability of the borrower to prepay, thereby providing a certain level of prepayment protection. Common restrictions include yield maintenance and prepayment penalties, the proceeds of which are generally at least partially allocable to these securities, as well as defeasance.

Extension Risk

        Most residential mortgage loans do not prohibit the partial or full prepayment of principal outstanding. Accordingly, while the stated maturity of a residential mortgage loan may be 30 years, or in some cases even longer, historically the vast majority of residential mortgage loans are satisfied prior to their maturity date. In periods of rising interest rates, borrowers have less incentive to refinance their existing mortgages and mortgage financing may not be as readily available. This generally results in a slower rate of prepayments and a corresponding longer weighted average life for MBS. The increase, or extension, in weighted average life is commonly referred to as "Extension Risk" which can negatively impact our portfolio. To the extent we receive smaller pre-payments of principal; we will have less to capital to invest in new securities. This is extremely detrimental in periods of rising interest rates as we will be unable to invest in new higher coupon MBS and a larger portion of our portfolio will remain invested in lower coupon securities. Further, our borrowing costs are generally short-term and, even if hedged, are likely to increase in a rising interest rate environment, thereby reducing our net interest margin. Finally, to the extent we acquired MBS at a discount to par, a portion of the overall return on these securities is based on the recovery of this discount. Slower principal prepayments will result in a longer recovery period and a lower overall return on our investment.

Counterparty Risk

        The following discussion on counterparty risk reflects how these transactions are structured, rather than how they are presented for financial reporting purposes.

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

        If a counterparty to a bi-lateral interest rate swap cannot perform under the terms of the interest rate swap, we may not receive payments due under that agreement, and thus, we may lose any unrealized gain associated with the interest rate swap. We may also risk the loss of any collateral we have pledged to secure our obligations under interest rate swap if the counterparty becomes insolvent or files for bankruptcy. In the case of a cleared swap, if our clearing broker were to default, become insolvent or file for bankruptcy, we may also risk the loss of any collateral we have posted to the clearing broker unless we were able to transfer or "port" our positions and held collateral to another clearing broker. In addition, the interest rate swap would no longer mitigate the impact of changes in interest rates as intended. As of September 2013, most of our interest swaps are cleared through a central clearing house which reduces but does not eliminate the aforementioned risks. Also see "Liquidity Risk" below.

        Effective January 1, 2014, we have entered into master securities forward trading agreements, or MSFTAs, which would govern the trading of our TBA transactions. Pursuant to the terms of these MSFTAs, we and our counterparties would be required to post margin to the other when the mark to market exposure of the TBA transactions executed under the agreement exceed certain thresholds. On January 1, 2014, we entered into MSFTAs with two counterparties and we expect to continue to negotiate and enter into MSFTAs with additional TBA counterparties. The margin provisions of the MSFTA help to mitigate, but do not eliminate, counterparty risk associated with TBA transactions. If a counterparty to a TBA transaction cannot perform under the terms of the trade, we may not receive securities we have agreed to purchase or payment for securities we have agreed to sell, and thus, we may lose any unrealized gain associated with such transaction.

        Prior to entering into a trading agreement or transaction with any particular institution where we take on counterparty, our Manager does a thorough review of such potential counterparty. Such review, however, does not assure the creditworthiness of such counterparty nor that the financial wherewithal of the counterparty will not deteriorate in the future.

Funding Risk

        We have financed a substantial majority of our MBS with repurchase agreement financing. Over time, as market conditions change, in addition to these financings, we may use other forms of leverage. Weakness in the financial markets, the residential mortgage markets, the commercial mortgage markets and the economy generally could adversely affect one or more of our potential lenders and could cause one or more of our potential lenders to be unwilling or unable to provide us with financing or to increase the costs of that financing.

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

        We enter into swaps to manage our interest rate risk. We are required to pledge cash or securities as collateral as part of a margin arrangement, calculated daily, in connection with the swaps. The amount of margin that we are required to post will vary and generally reflects collateral posted with respect to swaps that are in an unrealized loss position to us and a percentage of the aggregate notional amount of swaps per counterparty. Margin calls could adversely affect our liquidity. Our inability to post adequate collateral for a margin call could result in a condition of default under our repurchase agreements, thereby resulting in liquidation of the collateral pledged by us, which may have a material adverse consequence on our business, financial position, results of operations and cash flows. Conversely, if our swaps are in an unrealized gain position, our counterparties to bilateral swaps are required to post collateral with us, under the same terms that we post collateral with them.

Inflation

        Virtually all of our assets and liabilities are interest rate sensitive in nature. As a result, interest rates and other factors influence our performance far more so than does inflation. Changes in interest rates do not necessarily directly correlate with inflation rates or changes in inflation rates. Our financial statements are prepared in accordance with GAAP and our distributions will be determined by our board of directors consistent with our obligation to distribute to our stockholders at least 90% of our net taxable income on an annual basis, in accordance with the REIT regulations, in order to maintain our REIT qualification. In each case, our activities and balance sheet are measured with reference to historical cost and/or fair market value without considering inflation.

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

        In our opinion, the accompanying balance sheets and the related statements of operations, of changes in stockholders' equity, and of cash flows present fairly, in all material respects, the financial position of Western Asset Mortgage Capital Corporation at December 31, 2013 and December 31, 2012, and the results of its operations and its cash flows for the year ended December 31, 2013 and the period from May 15, 2012 (commencement of operations) through December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP
Los Angeles, California
March 17, 2014

Western Asset Mortgage Capital Corporation

Balance Sheets

(in thousands—except share and per share data)

	December 31, 2013	December 31, 2012
Assets:
Cash and cash equivalents	$48,525	$56,292
Mortgage-backed securities, at fair value ($2,818,947 and $5,043,824 pledged as collateral, at fair value, respectively)	2,853,587	5,212,581
Linked transactions, net, at fair value	18,559	—
Investment related receivable	341	—
Accrued interest receivable	12,266	17,361
Due from counterparties	55,434	54,142
Derivative assets, at fair value	105,826	24,344
Other assets	339	244

Total Assets	$3,094,877	$5,364,964

Liabilities and Stockholders' Equity:
Liabilities:
Borrowings under repurchase agreements	$2,579,067	$4,794,730
Accrued interest payable	12,534	6,561
Due to counterparties	65,861	—
Derivative liability, at fair value	4,673	4,771
Cash overdraft payable	—	5,666
Accounts payable and accrued expenses	1,353	988
Underwriting and offering costs payable	8	75
Payable to related party	1,842	1,924
Dividend payable	19,445	27,041

Total Liabilities	2,684,783	4,841,756

Commitments and contingencies
Stockholders' Equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, 26,853,287 (including 2,548,784 shares declared as a stock dividend on December 19, 2013, issued on January 28, 2014) and 24,143,944 shares issued and outstanding, respectively	268	241
Preferred stock, $0.01 par value, 100,000,000 shares authorized and no shares outstanding	—	—
Additional paid-in capital	544,143	505,454
Retained earnings (accumulated deficit)	(134,317)	17,513

Total Stockholders' Equity	410,094	523,208

Total Liabilities and Stockholders' Equity	$3,094,877	$5,364,964

See notes to financial statements.

Western Asset Mortgage Capital Corporation

Statement of Operations

(in thousands—except share and per share data)

	For the year ended December 31, 2013	For the period from May 15, 2012 (commencement of operations) through December 31, 2012
Net Interest Income:
Interest income	$125,328	$53,318
Interest expense	18,019	8,094

Net Interest Income	107,309	45,224

Other Income (Loss):
Interest income on cash balances and other income	91	11
Realized gain (loss) on sale of Mortgage-backed securities and other securities, net	(110,712)	20,754
Other loss on Mortgage-backed securities	(11,858)	(3,206)
Unrealized gain (loss) on Mortgage-backed securities and other securities, net	(160,109)	13,930
Gain on linked transactions, net	4,137	—
Gain (loss) on derivative instruments, net	157,547	(13,106)

Other Income (Loss), net	(120,904)	18,383

Operating Expenses:
General and administrative (includes $1,087 and $367 non-cash stock based compensation, respectively)	6,446	3,197
Management fee—related party	7,814	3,133

Total Operating Expenses	14,260	6,330

Net income (loss) available to Common Stock and participating securities	$(27,855)	$57,277

Net income (loss) per Common Share—Basic	$(1.19)	$3.64

Net income (loss) per Common Share—Diluted	$(1.19)	$3.63

See notes to financial statements.

Western Asset Mortgage Capital Corporation

Statement of Changes in Stockholders' Equity

(in thousands—except shares and share data)

	Common Stock			Retained Earnings (Accumulated) Deficit
			Additional Paid- In Capital
	Shares	Par			Total
Balance at January 1, 2012 (commencement of operations)	100	$—	$1	$—	$1
Redemption of common stock	(100)	—	(1)	—	(1)
Proceeds from public offerings of common stock, net	21,800,000	218	461,312	—	461,530
Offering costs, public offerings of common stock	—	—	(1,759)	—	(1,759)
Proceeds from private placement of common stock	2,277,830	23	42,588	—	42,611
Warrants	—	—	2,946	—	2,946
Grants of restricted stock	66,114	—	—	—	—
Vesting of restricted stock	—	—	367	—	367
Net income	—	—	—	57,277	57,277
Dividends on common stock	—	—	—	(39,764)	(39,764)

Balance at December 31, 2012	24,143,944	$241	$505,454	$17,513	$523,208

Grants of restricted stock	160,559	2	(2)	—	—
Vesting of restricted stock	—	—	1,024	—	1,024
Net loss	—	—	—	(27,855)	(27,855)
Dividends on common stock	2,548,784	25	37,667	(123,975)	(86,283)

Balance at December 31, 2013	26,853,287	$268	$544,143	$(134,317)	$410,094

See notes to financial statements.

Western Asset Mortgage Capital Corporation

Statement of Cash Flows

(in thousands)

	For the year ended December 31, 2013	For the period from May 15, 2012 (commencement of operations) through December 31, 2012
Cash flows from operating activities:
Net income (loss)	$(27,855)	$57,277
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Premium amortization and (discount accretion), net	21,053	16,725
Restricted stock amortization expense	1,087	367
Unrealized (gain) loss on Mortgage-backed securities and other securities, net	160,109	(13,930)
Mark-to-market adjustments on linked transactions	(856)	—
Mark-to-market adjustments on derivative instruments	(84,788)	(1,241)
Other loss on Mortgage-backed securities	11,858	3,206
Realized (gain) loss on sale of Mortgage-backed securities and other securities, net	110,712	(20,754)
Realized loss on sale of Interest-Only Strips accounted for as derivatives, net	1,124	—
Realized loss on sale of TBAs, net	1,499	—
Realized gain on sale of swaptions, net	(23,671)	—
Realized loss on expiration of option derivatives, net	925	—
Realized gain on linked transaction, net	(3,049)	—
Changes in operating assets and liabilities:
Decrease (increase) in accrued interest receivable	5,095	(17,361)
Increase in other assets	(95)	(244)
Increase in accrued interest payable	5,973	6,561
Increase in accounts payable and accrued expenses	302	988
Increase (decrease) in payable to related party	(82)	1,924

Net cash provided by operating activities	179,341	33,518

Cash flows from investing activities:
Purchase of Mortgage-backed securities and other securities	(2,004,596)	(7,798,967)
Purchase of securities underlying linked transactions	(176,628)	—
Proceeds from sale of Mortgage-backed securities and other securities	3,620,488	2,490,326
Proceeds from sale of securities underlying linked transactions	21,735	—
Principal payments and basis recovered on Mortgage-backed securities and other securities	305,433	105,748
Principal payments on securities underlying linked transactions	2,008	—
Payment of premium for option derivatives	(4,675)	—
Premium received from option derivatives	3,750	—
Proceeds from gross settlement of TBAs	208,313	—
Net settlements of TBAs	(995)	—
Proceeds from sale of interest rate swaptions	60,482	—
Premium for interest rate swaptions, net	(32,904)	(13,267)

Net cash provided by (used in) investing activities	2,002,411	(5,216,160)

Cash flows from financing activities:
Proceeds from issuances of common stock	—	461,530
Proceeds from private placements of units and common stock (concurrent with initial public offering)	—	45,557
Payment of offering costs	(67)	(1,684)
Redemption of common stock	—	(1)
Proceeds from repurchase agreement borrowings	29,948,206	14,511,707
Proceeds from repurchase agreement borrowings underlying linked transactions	165,089	—
Repayments of repurchase agreement borrowings	(32,163,869)	(9,716,977)
Repayments of repurchase agreement borrowings underlying linked transactions	(103,902)	—
Proceeds from (Repayment of) cash overdraft	(5,666)	5,666
Due from counterparties	(1,292)	(54,142)
Due to counterparties	65,861	—
Dividends on common stock	(93,879)	(12,723)

Net cash provided by (used in) financing activities	(2,189,519)	5,238,933

Net increase (decrease) in cash and cash equivalents	(7,767)	56,291
Cash and cash equivalents beginning of period	56,292	1

Cash and cash equivalents end of period	$48,525	$56,292

Supplemental disclosure of operating cash flow information:
Interest paid	$19,751	$4,640

Supplemental disclosure of non-cash financing/investing activities:
Underwriting and offering costs payable	$—	$75

Principal payments of mortgage-backed securities, not settled	$341	$—

Mortgage-backed securities used to settle TBAs	$208,817	$—

Mortgage-backed securities recorded upon unlinking of linked transactions	$(77,046)	$—

Stock dividends declared, not issued	37,671	—

Dividends and distributions declared, not paid	$19,445	$27,041

See notes to financial statements.

Western Asset Mortgage Capital Corporation

Notes to Financial Statements

(in thousands—except share and per share data)

        The following defines certain of the commonly used terms in these Notes to Financial Statements: "Agency" or "Agencies" refer to a federally chartered corporation, such as the Federal National Mortgage Association ("Fannie Mae" or "FNMA") or the Federal Home Loan Mortgage Corporation ("Freddie Mac" or "FHLMC"), or an agency of the U.S. Government, such as the Government National Mortgage Association ("Ginnie Mae" or "GNMA"); references to "MBS" refer to refer to mortgage backed securities, including residential mortgage-backed securities or "RMBS", commercial mortgage-backed securities or "CMBS", and "Interest-Only Strips" (as defined herin);"Agency MBS" refer to RMBS, CMBS and Interest-Only Strips issued or guaranteed by the Agencies while "Non-Agency MBS "refer to RMBS, CMBS and Interest-Only Strips that are not issued or guaranteed by the Agencies; references to "ARMs" refers to adjustable rate mortgages; references to "Interest-Only Strips" refer to interest-only ("IO") and inverse interest-only ("IIO") securities issued as part of or collateralized with MBS.

Note 1—Organization

        Western Asset Mortgage Capital Corporation (is referred to throughout this report as the "Company") is a real estate finance company that primarily invests in residential mortgage assets in the United States. Although the Company's core investment strategy is primarily focused on Agency RMBS, the Company has supplemented its portfolio with Non-Agency RMBS, Agency and Non-Agency CMBS and, under certain market conditions, expects to increase its investment in Non-Agency RMBS and Agency and Non-Agency CMBS. In addition, the Company may opportunistically invest in and asset-backed securities ("ABS") as well.

        The Company is externally managed by Western Asset Management Company ("WAM", or the "Manager"), an investment advisor registered with the Securities and Exchange Commission ("SEC"). WAM is a wholly-owned subsidiary of Legg Mason, Inc. The Company operates and has elected to be taxed as a real estate investment trust or "REIT" commencing with its taxable year ended December 31, 2012.

        At December 31, 2011 and through May 14, 2012, the Company complied with the reporting requirements for development stage enterprises and was subject to the risks associated with development stage enterprises. The Company completed its initial public offering and began its core operations on May 15, 2012. The Company incurred organizational, accounting and offering costs in connection with the Company's initial public offering (the "IPO") of its common stock and concurrent private placements. In accordance with the Management Agreement (as defined herein in Note 9) between the Company and the Manager, the Company reimbursed the Manager for $1.2 million of offering and other related organization costs, which were paid by the Manager, from the proceeds of the IPO and concurrent private placements. The Manager paid all costs in excess of $1.2 million. The Company ceased reporting as a development stage company on May 15, 2012.

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

Balance Sheet Presentation

        The Company's mortgage-backed securities purchases and sales are recorded on the trade date, which results in an investment related payable (receivable) for MBS purchased (sold) for which settlement has not taken place as of the balance sheet date. The Company's MBS are pledged as collateral against borrowings under repurchase agreements. Other than MBS which are accounted for as linked transactions, described below, the Company's MBS are included in Mortgage-backed securities at fair value and Investment related receivables on the Balance Sheet, with the fair value of such MBS pledged disclosed parenthetically.

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

        Valuation techniques for MBS may be based upon models that consider the estimated cash flows of the security. When applicable, the primary inputs to the model include yields for Agency To-Be-Announced securities (also known as "TBAs"), Agency MBS, the U.S. Treasury market and floating rate indices such as the London interbank offered rate or LIBOR, the Constant Maturity Treasury rate and the prime rate as a benchmark yield. In addition, the model may incorporate the current weighted average maturity and additional pool level information such as prepayment speeds, default frequencies and default severities, if applicable. To the extent, such inputs are observable and timely, these MBS are categorized as Level II of the fair value hierarchy; otherwise, unless alternative pricing information as described above is available, they are categorized as Level III.

        While linked transactions, described below, are treated as derivatives for GAAP, the securities underlying the Company's linked transactions are valued using similar techniques to those used for the Company's securities portfolio. The value of the underlying security is then netted against the carrying amount (which approximates fair value) of the repurchase agreement at the valuation date. Additionally, TBA instruments are similar in substance to the Company's Agency RMBS portfolio, and the Company therefore estimates fair value based on similar methods.

        The Company determines the fair value of derivative financial instruments by obtaining quotes from a third party pricing service, whose pricing is subject to review by the Manager's pricing committee. In valuing its interest rate derivatives, such as swaps and swaptions, the Company considers the creditworthiness of both the Company and its counterparties, along with collateral provisions contained in each derivative agreement, from the perspective of both the Company and its counterparties. All of the Company's interest rate swaps are either cleared through a central clearing house and subject to the clearing house margin requirements or subject to bilateral collateral arrangements. The Company also has netting arrangements in place with all derivative counterparties, however the Company has elected to report the interest rate swaps on a gross basis. No credit valuation adjustment was made in determining the fair value of interest rate derivatives.

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

        All valuations received from independent pricing services are non-binding. The Company primarily utilizes an independent third party pricing service as the primary source for valuing the Company's assets.

        The Company generally receives one independent pricing service price for each investment in the Company's portfolio. The Manager has established a process to review and validate the pricing received from the independent pricing service and has a process for challenging prices received from the independent pricing service when necessary. The Company utilizes our Manager's policies in this regard. The Company's and the Manager's review of the independent third party pricing data may consist of a review of the daily change in the prices provided by the independent pricing vendor which exceed established tolerances or comparisons to executed transaction prices. The Manager's pricing group, which functions independently from its portfolio management personnel, corroborates the price differences or changes in price by comparing the vendor price to alternate sources including other independent pricing services or broker quotations. If the price change or difference cannot be corroborated, the Manager's pricing group consults with the portfolio management team for market color in reviewing such pricing data as warranted. To the extent that the Manager has information, typically in the form of broker quotations that would indicate that a price received from the independent pricing service is outside of a tolerance range, our Manager generally challenges the independent pricing service price.

        To ensure proper fair value hierarchy, The Company and the Manager review the methodology used by the third party pricing service to understand whether observable market data is being utilized in the vendor's pricing methodology. Generally, this review is conducted annually, however ad-hoc reviews of the pricing methodology and the data does occur. The review of the assumptive data received from the vendor includes comparing key inputs. In addition, as part of the Company's regular review of pricing, the Manager's pricing group may have informal discussions with the independent pricing vendor regarding their evaluation methodology or the market data utilized in their determination. The conclusion that a price should be overridden in accordance with the Manager's pricing methodology may impact the fair value hierarchy of the security for which such price has been adjusted.

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

        The Company assesses its Agency MBS and its Non-Agency MBS, excluding Interest-Only Strips, rated AA and higher at the time of purchase for other-than-temporary impairment on at least a quarterly basis. When the fair value of an investment is less than its amortized cost at the balance sheet date of the reporting period for which impairment is assessed, the impairment is designated as either "temporary" or "other-than-temporary." In deciding on whether or not a security is other-than-temporarily impaired, the Company considers several factors, including the nature of the investment, communications (if any) from the trustees of securitizations regarding the credit quality of the security, the severity and duration of the impairment, the cause of the impairment, and the Company's intent not to sell the security and whether it is more likely than not that Company will not be required to sell the security until recovery of its amortized cost basis. An other-than-temporary impairment is deemed to have occurred when there is an adverse change in the expected cash flows (principal or interest) to be received and the fair value of the security is less than its carrying amount. In determining whether an adverse change in cash flows occurred, the present value of the remaining cash flows, as estimated at the initial transaction date (or the last date previously revised), is compared to the present value of the expected cash flows at the current reporting date. The estimated cash flows reflect those a "market participant" would use and are discounted at a rate equal to the current yield used to accrete interest income. These adjustments are reflected in the Company's Statement of Operations as Other loss on Mortgage-backed securities.

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

        Based on the projected cash flow of the Non-Agency MBS purchased at a discount to par value, the Company may designate a portion of such purchase discount as credit protection against future credit losses and, therefore, not accrete such amount into interest income. The amount designated as credit discount may be adjusted over time, based on the actual performance of the security, its underlying collateral, actual and projected cash flow from such collateral, economic conditions and other factors. If the performance of a security with a credit discount is more favorable than forecasted, a portion of the amount designated as credit discount may be accreted into interest income prospectively

        In addition, an other-than-temporary impairment is deemed to have occurred when there is an adverse change in the expected cash flows (principal or interest) to be received and the fair value of the security is less than its carrying amount. In determining whether an adverse change in cash flows occurred, the present value of the remaining cash flows, as estimated at the initial transaction date (or the last date previously revised), is compared to the present value of the expected cash flows at the current reporting date. The estimated cash flows reflect those a "market participant" would use and are discounted at a rate equal to the current yield used to accrete interest income. These adjustments are reflected in the Company's Statement of Operations as Other loss on Mortgage-backed securities.

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

        Certain of the Company's MBS that are in an unrealized loss position at December 31, 2013 are not considered other-than-temporarily impaired because the Company has no intent to sell these investments, it is more likely than not that the Company will not be required to sell the investment before recovery of its amortized cost basis and the Company is not required to sell the security for regulatory or other reasons.

Western Asset Mortgage Capital Corporation

Notes to Financial Statements (Continued)

(in thousands—except share and per share data)

Note 2—Summary of Significant Accounting Policies (Continued)

Sales of securities

        Sales of securities are driven by the Company's portfolio management process. The Company seeks to mitigate risks including those associated with prepayments and will opportunistically rotate the portfolio into securities the Company's Manager believe have more favorable attributes. Strategies may also be employed to manage net capital gains, which need to be distributed for tax purposes. Realized gains or losses on sales of securities, including Agency Interest-Only Strips not characterized as derivatives, are included in the net Realized gain (loss) on sale of Mortgage-backed securities and other securities, net line item on the Statement of Operations, and are recorded at the time of disposition. Realized gains or losses on sales of securities which are part of a linked transaction are included in Gain (loss) on linked transactions, net while realized gains losses on Interest-Only Strips which are characterized as derivatives are included in Gain (loss) on derivative instruments, net line item in the Statement of Operations. The cost of positions sold is calculated using the specific identification method.

        Securities in an unrealized loss position at the end of each reporting period are evaluated by the Company's Manager to determine whether the Company has the intent to sell such securities. To the extent the Company has no intent to sell such investments and it is more likely than not that the Company will not be required to sell the investment before recovery of its amortized cost basis, such unrealized loss is included in Unrealized gain (loss) on Mortgage-backed securities and other securities, net in the Statement of Operations. Otherwise, when the Company has determined its intent to sell such securities, the unrealized loss is characterized as a realized loss and included in Other loss on Mortgage-backed securities on the Statement of Operations.

Due from counterparties/Due to counterparties

        Due from counterparties represents cash posted with its counterparties as collateral for the Company's interest rate swaps and repurchase agreements. Due to counterparties represents cash posted with the Company by its counterparties as collateral under the Company's interest rate swaps, interest rate swaptions and repurchase agreements. In addition, as provided below, Due to counterparties may include non-cash collateral in which the Company has the obligation to return the collateral upon the Company either selling or pledging the non-cash collateral. To the extent the Company receives collateral other than cash from its counterparties such assets are not included in the Company's Balance Sheet. Notwithstanding the foregoing, if the Company either rehypothecates such assets or pledges the assets as collateral pursuant to a repurchase agreement, the cash received and the corresponding liability is reflected on the Balance Sheet.

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

        The Company also invests in Agency and Non-Agency Interest-Only Strips, Agency and Non-Agency Inverse Interest-Only Strips, swaptions and TBAs. The Company evaluates the terms and conditions of its holdings of Agency and Non-Agency Interest-Only Strips, Agency and Non-Agency Inverse Interest-Only Strips, swaptions and TBAs to determine if these instruments have the characteristics of an investment or should be considered a derivative under GAAP. Accordingly, Agency and Non-Agency Interest-Only Strips, Agency and Non-Agency Inverse Interest-Only Strips, swaptions and TBAs having the characteristics of derivatives are accounted for at fair value with such changes recognized in Gain (loss) on derivative instruments, net in its Statement of Operations, along with any interest earned (including accrued amounts). The carrying value of these Agency and Non-Agency Interest-Only Strips, Agency and Non-Agency Inverse Interest-Only Strips, swaptions and TBAs is included in Mortgage-backed securities on the Balance Sheet.

        The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. An embedded derivative is separated from the host contact and accounted for separately when all of the guidance criteria are met. Hybrid instruments that are remeasured at fair value through earnings, including the fair value option are not bifurcated. Derivative instruments, including derivative instruments accounted for as liabilities, are recorded at fair value and are re-valued at each reporting date, with changes in the fair value together with interest earned (including accrued amounts) reported in the Gain (loss) on derivatives, net in the Statements of Operations. See "Warrants" below.

Repurchase agreements

        Mortgage-backed securities sold under repurchase agreements are treated as collateralized financing transactions, unless they meet sales treatment. Securities financed through a repurchase agreement remain on the Company's Balance Sheet as an asset and cash received from the lender is recorded in the Company's Balance Sheet as a liability, unless they are accounted for as linked transactions, described below. Interest paid in accordance with repurchase agreements is recorded as interest expense, unless they are accounted for as linked transactions, described below. The Company reflects all proceeds from repurchase agreement borrowings and repayment of repurchase agreement borrowings which are not linked transactions, including transactions pertaining to collateral received with respect to certain swap transactions, on a gross basis on the Statement of Cash Flows.

Western Asset Mortgage Capital Corporation

Notes to Financial Statements (Continued)

(in thousands—except share and per share data)

Note 2—Summary of Significant Accounting Policies (Continued)

Linked transactions

        In instances where the Company acquires securities through repurchase agreements with the same counterparty from whom the securities were purchased, the Company evaluates such transactions in accordance with GAAP. This guidance requires the initial transfer of a financial asset and repurchase financing that are entered into contemporaneously with, or in contemplation of, one another to be considered linked unless all of the criteria found in the guidance are met at the inception of the transaction. If the transaction meets all of the conditions, the initial transfer shall be accounted for separately from the repurchase financing, and the Company will record the securities and the related financing on a gross basis on its Balance Sheet with the corresponding interest income and interest expense in the Statements of Operations. If the transaction is determined to be linked, the Company will record the initial transfer and repurchase financing on a net basis and record a forward commitment to purchase securities as a derivative instrument with changes in market value being recorded on the Statement of Operations. Such forward commitments are recorded at fair value with subsequent changes in fair value recognized in Gain (loss) on linked transactions, net on its Statement of Operations. The Company refers to these transactions as Linked Transactions. When or if a transaction is no longer considered to be linked, the real estate security and related repurchase financing will be reported on a gross basis. The unlinking of a transaction causes a realized event in which the fair value of the real estate security as of the date of unlinking will become the cost basis of the real estate security. The difference between the fair value on the unlinking date and the existing cost basis of the security will be the realized gain or loss. Recognition of effective yield for such security will be calculated prospectively using the new cost basis. For linked transactions, the Company reflects purchases and sales of securities within the investing section of the Statement of Cash Flows. Proceeds from repurchase agreements borrowings and repayments of repurchase agreement borrowings are reflected in the financing section of the Statement of Cash Flows.

Share-based compensation

        The Company accounts for share-based compensation to its independent directors, to its employees, to its Manager and to employees of its Manager and its affiliates using the fair value based methodology prescribed by GAAP. Compensation cost related to restricted common stock issued to the Company's independent directors including any such restricted stock which is subject to a deferred compensation program, and employees of the Company is measured at its fair value at the grant date, and amortized into expense over the service period on a straight-line basis. Compensation cost related to restricted common stock issued to the Manager and to employees of the Manager and its affiliates is initially measured at fair value at the grant date, and amortized into expense over the vesting period on a straight-line basis and re-measured on subsequent dates to the extent the awards are unvested.

Warrants

        For the Company's warrants, the Company uses a variation of the adjusted Black-Scholes option valuation model to record the financial instruments at their relative fair values at issuance. The warrants issued with the Company's common stock in the private placement to certain accredited institutional investors on May 15, 2012, were evaluated by the Company and were recorded at their relative fair value as a component of equity at the date of issuance. See "Derivatives and hedging activities" above.

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

        The Company may create and elect to treat certain subsidiaries as Taxable REIT Subsidiaries ("TRS"). In general, a TRS may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business. A TRS is subject to U.S. federal, state and local corporate income taxes, and its value may not exceed 25% of the value of the Company. While a TRS will generate net income, a TRS can declare dividends to the Company, which will be included in the Company's taxable income and necessitate a distribution to its stockholders. Conversely, if the Company retains earnings at the TRS level, no distribution is required and it can increase book equity of the consolidated entity. As of December 31, 2013, the Company did not have a TRS, or any other subsidiary.

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

Western Asset Mortgage Capital Corporation

Notes to Financial Statements (Continued)

(in thousands—except share and per share data)

Note 2—Summary of Significant Accounting Policies (Continued)

Earnings per share

        GAAP requires use of the two-class method of computing earnings per share for all periods presented for each class of common stock and participating securities as if all earnings for the period had been distributed. Under the two-class method, during periods of net income, the net income is first reduced for dividends declared on all classes of securities to arrive at undistributed earnings. During periods of net losses, the net loss is reduced for dividends declared on participating securities only if the security has the right to participate in the earnings of the entity and an objectively determinable contractual obligation to share in net losses of the entity. The Company's participating securities are not allocated a share of the net loss as the participating securities do not have a contractual obligation to share in the net losses of the Company.

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

Western Asset Mortgage Capital Corporation

Notes to Financial Statements (Continued)

(in thousands—except share and per share data)

Note 2—Summary of Significant Accounting Policies (Continued)

Recent accounting pronouncements

Accounting Standards Adopted in 2013

        In December 2011, the FASB issued guidance requiring additional disclosure information about offsetting and related arrangements. Further in December 2012, the FASB proposed an update intended to address implementation of the December 2011 guidance. In January 2013, the FASB issued guidance to limit the scope of the new balance sheet and offsetting disclosure requirements of prior guidance related to certain derivatives (including bifurcated embedded derivatives), repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions. Entities will be required to disclose both gross information and net information about both instruments and transactions eligible for offset in the balance sheet as well as instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements, reverse sale and repurchase agreements, and securities lending arrangements. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards. The guidance is effective for periods beginning on or after January 1, 2013 and interim periods within those annual periods. While this guidance did result in certain additional disclosures, it did not have a material impact on the Company's financial statements.

Note 3—Fair Value of Financial Instruments

Fair Value Accounting Elections

        The Company's MBS are designated as available-for-sale and has elected the fair value option for all of its MBS, and as a result, all changes in the fair value of such securities are reflected in the results of operations.

Western Asset Mortgage Capital Corporation

Notes to Financial Statements (Continued)

(in thousands—except share and per share data)

Note 3—Fair Value of Financial Instruments (Continued)

Financial Instruments carried at Fair Value

        The following tables present the Company's financial instruments carried at fair value as of December 31, 2013 and December 31, 2012, based upon the valuation hierarchy (dollars in thousands):

	December 31, 2013
	Fair Value
	Level I	Level II	Level III	Total
Assets
Agency RMBS	$—	$2,360,073	$—	$2,360,073
Agency and Non-Agency Interest-Only Strips accounted for as derivatives, included in MBS	—	109,235	—	109,235
Non-Agency RMBS	—	352,056	6,152	358,208
Agency and Non-Agency CMBS	—	16,542	9,529	26,071

Subtotal	—	2,837,906	15,681	2,853,587
Derivative assets	—	105,826	—	105,826
Non-Agency linked transactions	—	18,559	—	18,559

Total	$—	$2,962,291	$15,681	$2,977,972

Liabilities
Derivative liabilities	$—	$4,673	$—	$4,673

Total	$—	$4,673	$—	$4,673

	December 31, 2012
	Fair value
	Level I	Level II	Level III	Total
Assets
Agency RMBS	$—	$5,118,121	$—	$5,118,121
Non-Agency RMBS		19,073		19,073
Agency Interest-Only Strips accounted for as derivatives, included in RMBS	—	75,387	—	75,387

Subtotal		5,212,581		5,212,581
Derivative assets	—	24,344	—	24,344

Total	$—	$5,236,925	$—	$5,236,925

Liabilities
Derivative liabilities	$—	$4,771	$—	$4,771

Total	$—	$4,771	$—	$4,771

Western Asset Mortgage Capital Corporation

Notes to Financial Statements (Continued)

(in thousands—except share and per share data)

Note 3—Fair Value of Financial Instruments (Continued)

        The following table presents additional information about the Company's MBS which is measured at fair value on a recurring basis for which the Company has utilized Level III inputs to determine fair value:

$ in thousands	Year ended December 31, 2013	Period from May 15, 2012 (commencement of operations) through December 31, 2012
Beginning balance	—	—
Transfers into Level III from Level II	9,529	—
Transfers out Level III into Level II	—	—
Purchases	6,262	—
Sales and settlements	—	—
Principal repayments	—	—
Total net gains / (losses) included in net income	—	—
Realized gains/(losses), net	—	—
Other loss on Mortgage-backed securities	(14)	—
Unrealized gains/(losses), net	(101)	—
Premium and discount amortization, net	5	—

Ending balance	15,681	—

        There was one transfer between hierarchy levels during operations for the year ended December 31, 2013. The asset which was transferred from Level II to Level III as of December 31, 2013, consisted of a security for which there were insufficient observable inputs. Valuation for this asset was based on information received from a third party pricing service which utilized significant unobservable inputs. Accordingly, the Company determined that this asset should be classified as Level III asset.

Western Asset Mortgage Capital Corporation

Notes to Financial Statements (Continued)

(in thousands—except share and per share data)

Note 3—Fair Value of Financial Instruments (Continued)

        The Company primarily utilizes an independent third party pricing services as the primary source for valuing the Company's assets. All valuations received from independent pricing services are non-binding. The Company generally receives one independent pricing service price for each investment in its portfolio. The Manager has established a process to review and validate the pricing received from the independent pricing service at the end of the reporting period and has a process for challenging prices received from the independent pricing service when necessary. The Company utilizes its Manager's policies in this regard. The Company's and the Manager's review of the independent third party pricing data may consist of a review of the daily change in the prices provided by the independent pricing vendor which exceed established tolerances or comparisons to executed transaction prices. The Manager's pricing group, which functions independently from its portfolio management personnel, corroborates the price differences or changes in price by comparing the vendor price to alternate sources including other independent pricing services or broker quotations. If the price change or difference cannot be corroborated, the Manager's pricing group consults with the portfolio management team for market color in reviewing such pricing data as warranted. To the extent that the Manager has information, typically in the form of broker quotations that would indicate that a price received from the independent pricing service is outside of a tolerance range, the Manager generally challenges the independent pricing service price. To ensure proper fair value hierarchy, the Company and the Manager review the methodology used by the third party pricing service to understand whether observable market data is being utilized in the vendor's pricing methodology. Generally, this review is conducted annually, however ad-hoc reviews of the pricing methodology and the data does occur. In addition, as part of the Company's regular review of pricing, the Manager's pricing group may have informal discussions with the independent pricing vendor regarding their evaluation methodology or the market data utilized in their determination.

Other Fair Value Disclosures

        Cash and cash equivalents as well as Due from counterparties and Due to counterparties on the Company's Balance Sheets are reflected at cost which approximates fair value.

        The fair value of the repurchase agreements is a Level II fair value measurement, based on an expected present value technique. This method discounts future estimated cash flows using rates the Company determined best estimate current market interest rates that would be offered for loans with similar characteristics and credit quality. The use of different market assumptions or estimation methodologies can have a material effect on the fair value amounts. At December 31, 2013, the Company's borrowings under repurchase agreements had a fair value of approximately $2.6 billion and a carrying value of approximately $2.6 billion.

Western Asset Mortgage Capital Corporation

Notes to Financial Statements (Continued)

(in thousands—except share and per share data)

Note 4—Mortgage-Backed Securities

        The following table presents certain information about the Company's investment portfolio at December 31, 2013 and December 31, 2012 (dollars in thousands). Real estate securities that are accounted for as a component of linked transactions are not reflected in the tables set forth in this note. See Note 7 for further details.

	December 31, 2013
	Principal Balance	Unamortized Premium (Discount), net	Discount Designated as Credit Reserve and OTTI	Amortized Cost	Unrealized Gain (Loss), net	Estimated Fair Value	Net Weighted Average Coupon(1)
Agency RMBS:
20-Year Mortgage	$504,023	$28,498	$—	$532,521	$(29,595)	$502,926	3.2%
30-Year Mortgage	1,677,863	144,356	—	1,822,219	(127,981)	1,694,238	3.8%
Agency RMBS Interest-Only Strips	N/A	N/A	N/A	158,825	4,084	162,909	4.4	%(2)
Agency and Non-Agency Interest-Only Strips, accounted for as derivatives(3)	N/A	N/A	N/A	N/A	N/A	109,235	4.6	%(2)
Non-Agency RMBS	469,983	(47,224)	(79,898)	342,861	7,857	350,718	2.5%
Non-Agency RMBS Interest-Only Strips	N/A	N/A	N/A	7,420	70	7,490	5.2%
Agency and Non-Agency CMBS	11,979	(3,446)	—	8,533	996	9,529	1.6%
CMBS Interest-Only Strips	N/A	N/A	N/A	16,682	(140)	16,542	4.7	%(2)

Total	$2,663,848	$122,184	$(79,898)	$2,889,061	$(144,709)	$2,853,587	3.6%

Western Asset Mortgage Capital Corporation

Notes to Financial Statements (Continued)

(in thousands—except share and per share data)

Note 4—Mortgage-Backed Securities (Continued)

	December 31, 2012
	Principal Balance	Unamortized Premium (Discount), net	Discount Designated as Credit Reserve and OTTI		Amortized Cost	Unrealized Gain (Loss), net	Estimated Fair Value	Net Weighted Average Coupon(1)
Agency RMBS:
20-Year Mortgage	$299,251	$20,460	$		$319,711	$(827)	$318,884	3.2%
30-Year Mortgage	4,180,104	352,378			4,532,482	17,489	4,549,971	3.7%
CMO—Fixed-rate	66,000	9,776			75,776	(1,546)	74,230	6.5%
Agency Interest Only—Strips	N/A	N/A			176,093	(1,057)	175,036	4.5	%(2)
Agency Interest-Only Strips, accounted for as derivatives(3)	N/A	N/A			N/A	N/A	75,387	4.9	%(2)
Non-Agency RMBS	37,372	(5,511)		(12,659)	19,202	(129)	19,073	0.5%

Total	$4,582,727	$377,103		$(12,659)	$5,123,264	$13,930	$5,212,581	3.9%

(1)
Net weighted average coupon as of December 31, 2013 and December 31, 2012 is presented, net of servicing and other fees.

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

        As of December 31, 2013 the weighted average expected remaining term to the expected maturity of the investment portfolio, excluding linked transactions is 8.5 years.

        The components of the carrying value of the Company's investment portfolio are as follows:

	December 31, 2013	December 31, 2012
Principal balance	$2,663,848	$4,582,727
Amortized cost of Interest-Only Strips	182,927	176,093
Carrying value of Agency and Non-Agency Interest-Only Strips accounted for as derivatives	109,235	75,387
Unamortized premium	183,324	382,614
Unamortized discount	(61,140)	(5,511)
Discount designated as Credit Reserve and OTTI	(79,898)	(12,659)
Gross unrealized gains	19,798	25,395
Gross unrealized losses	(164,507)	(11,465)

Fair value	$2,853,587	$5,212,581

Western Asset Mortgage Capital Corporation

Notes to Financial Statements (Continued)

(in thousands—except share and per share data)

Note 4—Mortgage-Backed Securities (Continued)

        The following tables present the changes in the components of the Company's purchase discount and amortizable premium on its Non-Agency RMBS for the year ended December 31, 2013 and for the period from May 15, 2012 (commencement of operations) through December 31, 2012 (dollars in thousands):

	Year ended December 31, 2013
	Discount Designated as Credit Reserve and OTTI	Accretable Discount(1)	Amortizable Premium
Balance at beginning of period	$(12,659)	$(5,523)	$12
Accretion of discount	—	10,722	—
Amortization of premium	—	—	(2,001)
Realized credit losses	541	—	—
Purchases	(133,242)	(89,697)	35,416
Sales	81,144	34,894	(20,709)
Net impairment losses recognized in earnings	(550)	—	—
Unlinking of Linked Transactions	(21,986)	(6,922)	3,438
Transfers/release of credit reserve	6,854	(11,323)	4,469

Balance of end of period	$(79,898)	$(67,849)	$20,625

(1)
Together with coupon interest, accretable purchase discount and amortizable premium is recognized as interest income over the life of the security.

	For the period from May 15, 2012 (commencement of operations) through December 31, 2012
	Discount Designated as Credit Reserve and OTTI	Accretable Discount(1)	Amortizable Premium
Balance at beginning of period	$—	$—	$—
Accretion of discount	—	123	—
Amortization of premium	—	—	—
Realized credit losses	—	—	—
Purchases	(12,659)	(5,634)	—
Sales	—	—	—
Net impairment losses recognized in earnings	—	—	—
Unlinking of Linked Transactions	—	—	—
Transfers/release of credit reserve	—	(12)	12

Balance of end of period	$(12,659)	$(5,523)	$12

(1)
Together with coupon interest, accretable purchase discount and amortizable premium is recognized as interest income over the life of the security.

Western Asset Mortgage Capital Corporation

Notes to Financial Statements (Continued)

(in thousands—except share and per share data)

Note 4—Mortgage-Backed Securities (Continued)

        The following tables present the gross unrealized losses and estimated fair value of the Company's MBS by length of time that such securities have been in a continuous unrealized loss position at December 31, 2013:

	Less than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Agency RMBS:
20-Year Mortgage	$395,979	$(21,466)	52	$106,947	$(8,129)	8	$502,926	$(29,595)	60
30-Year Mortgage	1,242,871	(94,688)	151	439,811	(33,328)	26	1,682,682	(128,016)	177
Agency Interest-Only Strips	69,773	(4,210)	19	—	—	—	69,773	(4,210)	19
Non-Agency RMBS	104,706	(2,546)	18	—	—	—	104,706	(2,546)	18
Agency and Non-Agency CMBS	16,542	(140)	3	—	—	—	16,542	(140)	3

Total	$1,829,871	$(123,050)	243	$546,758	$(41,457)	34	$2,376,629	$(164,507)	277

        At December 31, 2013, the Company did not intend to sell any of its MBS that were in an unrealized loss position, and it is "more likely than not" that the Company will not be required to sell these MBS before recovery of their amortized cost basis, which may be at their maturity.

        The Company assesses its Agency MBS and Non-Agency MBS, excluding Interest-Only Strips, rated AA and higher at the time of purchase for other-than-temporary impairment on at least a quarterly basis. When the fair value of an investment is less than its amortized cost at the balance sheet date of the reporting period for which impairment is assessed, the impairment is designated as either "temporary" or "other-than-temporary." In deciding on whether or not a security is other-than-temporarily impaired, the Company considers several factors, including the nature of the investment, communications (if any) from the trustees of securitizations regarding the credit quality of the security, the severity and duration of the impairment, the cause of the impairment, and the Company's intent not to sell the security and that it is more likely than not that the Company will not be required to sell the security until recovery of its amortized cost. In addition, an other-than-temporary impairment is deemed to have occurred when there is an adverse change in the expected cash flows (principal or interest) to be received and the fair value of the security is less than its carrying amount. In determining whether an adverse change in cash flows occurred, the present value of the remaining cash flows, as estimated at the initial transaction date (or the last date previously revised), is compared to the present value of the expected cash flows at the current reporting date. The estimated cash flows reflect those a "market participant" would use and are discounted at a rate equal to the current yield used to accrete interest income. These adjustments are reflected in the Company's Statement of Operations as Other loss on Mortgage-backed securities.

Western Asset Mortgage Capital Corporation

Notes to Financial Statements (Continued)

(in thousands—except share and per share data)

Note 4—Mortgage-Backed Securities (Continued)

        For Non-Agency MBS that rated below AA at the time of purchase and Agency and Non-Agency Interest-Only Strips, excluding Interest-Only Strips classified as derivatives, an other-than-temporary impairment is deemed to have occurred when there is an adverse change in the expected cash flows (principal or interest) to be received and the fair value of the beneficial interest is less than its carrying amount. Other than for "plain-vanilla" variable rate Non-Agency MBS the Company does not bifurcate the loss between credit loss and loss attributed to change in interest rates, therefore, the entire loss is recorded as other-than-temporary. These adjustments are reflected in the Company's Statement of Operations as Other loss on Mortgage-backed securities. In determining whether an adverse change in cash flows occurred, the present value of the remaining cash flows, as estimated at the initial transaction date (or the last date previously revised), is compared to the present value of the expected cash flows at the current reporting date. The estimated cash flows reflect those a "market participant" would use and are discounted at a rate equal to the current yield used to accrete interest income. If an other-than-temporary impairment is recognized as a result of this analysis, the yield is maintained at the current accretion rate. The last revised estimated cash flows are then used for future impairment analysis purposes. The Company's prepayment speed estimate is the primary assumption used to determine other-than temporary-impairments for Interest-Only Strips, excluding Agency and Non-Agency Interest-Only Strips accounted for as derivatives, for the year ended December 31, 2013 and for the period from May 15, 2012 (commencement of operations) through December 31, 2012.

        The Company recorded other-than-temporary-impairments for the year ended December 31, 2013 of approximately $11.3 million and approximately $3.2 million for the period from May 15, 2012 (commencement of operations) through December 31, 2012, respectively, for Agency IOs, Agency IIOs and 20-year Agency RMBS. The Company recorded approximately $550 thousand of other-than-temporary impairments for the year ended December 31, 2013 and $0 for the period from May 15, 2012 (commencement of operations) through December 31, 2012, respectively for Non-Agency MBS. The Company recorded approximately $8 thousand of other-than-temporary-impairments for the year ended December 31, 2013 and $0 for the period from May 15, 2012 (commencement of operations) through December 31, 2012, respectively for CMBS Interest-Only Strips. Other-than-temporary-impairments are reported as Other loss on Mortgage-backed securities in the Company's Statement of Operations.

        The following tables present components of interest income on the Company's MBS (dollars in thousands).

	For the year ended December 31, 2013
	Coupon Interest	Net (Premium Amortization/ Amortization Basis) Discount Amortization	Interest Income
Agency RMBS	$172,171	$(60,320)	$111,851
Non-Agency RMBS	4,757	8,282	13,039
Agency and Non-Agency CMBS	544	(106)	438

Total	$177,472	$(52,144)	$125,328

Western Asset Mortgage Capital Corporation

Notes to Financial Statements (Continued)

(in thousands—except share and per share data)

Note 4—Mortgage-Backed Securities (Continued)

	For the period from May 15, 2012 (commencement of operations) through December 31, 2012
	Coupon Interest	Net (Premium Amortization/ Amortization Basis) Discount Amortization	Interest Income
Agency RMBS	$80,093	$(26,908)	$53,185
Non-Agency RMBS	10	123	133

Total	$80,103	$(26,785)	$53,318

        The following tables present the sales of the Company's MBS (dollars in thousands).

	For the year ended December 31, 2013
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Agency RMBS(1)	$3,491,805	$8,646	$(127,252)	$(118,606)
Non-Agency RMBS	128,683	7,146	(376)	6,770

Total	$3,620,488	$15,792	$(127,628)	$(111,836)

(1)
Includes proceeds for Agency Interest-Only Strips, accounted for as derivatives, of approximately $20.4 million and gross realized losses of $1.1 million.

	For the period from May 15, 2012 (commencement of operations) through December 31, 2012
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Agency RMBS(1)	$2,389,472	$23,169	$(3,434)	$19,735
Other Securities	100,854	199	—	199

Total	$2,490,326	$23,368	$(3,434)	$19,934

(1)
Includes proceeds for Agency Interest-Only Strips, accounted for as derivatives, of approximately $18.5 million and gross realized losses of $820 thousand.

Western Asset Mortgage Capital Corporation

Notes to Financial Statements (Continued)

(in thousands—except share and per share data)

Note 5—Borrowings under Repurchase Agreements

        As of December 31, 2013, the Company had master repurchase agreements with 20 counterparties. As of December 31, 2013, the Company had borrowings under repurchase agreements with 16 counterparties. The following tables summarize certain characteristics of the Company's repurchase agreements at December 31, 2013 and December 31, 2012 (dollars in thousands):

	December 31, 2013
Securities Pledged	Repurchase Agreement Borrowings	Weighted Average Interest Rate on Borrowings Outstanding at end of period	Weighted Average Remaining Maturity (days)
Agency RMBS	$2,331,276	0.43%	24
Non-Agency RMBS	230,247	1.71%	18
Agency and Non-Agency CMBS	17,544	1.33%	58

Total	$2,579,067	0.55%	24

	December 31, 2012
Securities Pledged	Repurchase Agreement Borrowings	Weighted Average Interest Rate on Borrowings Outstanding at end of period	Weighted Average Remaining Maturity (days)
Agency RMBS	$4,794,730	0.48%	19

Total	$4,794,730	0.48%	19

        For the year ended December 31, 2013, the Company had average borrowings under its repurchase agreements of approximately $3.8 billion, had a maximum month-end balance during the period of approximately $4.8 billion. The Company had accrued interest payable at December 31, 2013 of approximately $1.7 million. For the period from May 15, 2012 (commencement of operations) through December 31, 2012, the Company had average borrowings under its repurchase agreements of approximately $2.9 billion, had a maximum month-end balance during the period of approximately $4.9 billion and accrued interest payable of approximately $3.5 million.

Western Asset Mortgage Capital Corporation

Notes to Financial Statements (Continued)

(in thousands—except share and per share data)

Note 5—Borrowings under Repurchase Agreements (Continued)

        The repurchase agreements bear interest at a contractually agreed-upon rate and typically have terms ranging from one month to three months. The Company's repurchase agreement borrowings are accounted for as secured borrowings when the Company maintains effective control of the financed assets. Under the repurchase agreements, the respective lender retains the right to determine the fair value of the underlying collateral. A reduction in the value of pledged assets requires the Company to post additional securities as collateral, pay down borrowings or establish cash margin accounts with the counterparties in order to re-establish the agreed-upon collateral requirements, referred to as margin calls. The inability of the Company to post adequate collateral for a margin call by the counterparty, in a timeframe as short as the close of the same business day, could result in a condition of default under the Company's repurchase agreements, thereby enabling the counterparty to liquidate the collateral pledged by the Company, which may have a material adverse effect on the Company's financial position, results of operations and cash flows. During 2013, the volatility in both the Agency and Non-Agency MBS markets necessitated the Company being required to post additional collateral with respect to its repurchase agreements. The Company was able to satisfy the requirement for incremental collateral by utilizing unpledged assets and cash on hand. In addition, during the second and third quarters of 2013, the Company also rehypothecated pledged U.S. Treasury securities it received from its interest rate swap counterparties as incremental collateral in order to generate additional cash proceeds in order to satisfy such margin requirements. The maximum amount of repurchase borrowings for the rehypothecated securities was $130.7 million during the year ended December 31, 2013. At December 31, 2013, the Company did not have any rehypothecated U.S. Treasury securities.

        Continued volatility in these markets may create additional stress on the overall liquidity of the Company due to the long-term nature of its assets and the short-term nature of its liabilities. In an instance of severe volatility, or where the additional stress on liquidity resulting from volatility is sustained over an extended period of time, the Company could be required to sell securities, possibly even at a loss, to generate sufficient liquidity to satisfy collateral and margin requirements which could have a material adverse effect on the Company's financial position, results of operations and cash flows. All of the Company's repurchase agreement counterparties are either U.S. financial institutions or the U.S. broker-dealer subsidiaries of foreign financial institutions.

        Further, if the Company is unable to renew, replace or expand repurchase financing with other sources of financing on substantially similar terms it may have a material adverse effect on the Company's financial position, results of operations and cash flow, due to the long term nature of the Company's investments and relatively short-term maturities of the Company's repurchase agreements. The financial covenants of certain of the repurchase agreements require the Company to maintain certain equity and leverage metrics, the most restrictive of which include a limit on leverage based on the composition of the Company's portfolio.

Western Asset Mortgage Capital Corporation

Notes to Financial Statements (Continued)

(in thousands—except share and per share data)

Note 5—Borrowings under Repurchase Agreements (Continued)

        In reviewing its various master repurchase agreements, the Company determined that at June 30, 2013, the ratio of its Agency MBS to Total Assets was approximately 89.6%, which, if unrounded, was below a 90% threshold for such ratio as determined by the Company's then current leverage ratio contained in two of the Company's master repurchase agreements (only one of which had transactions then outstanding). If such ratio is determined to be below the required threshold, the counterparties to the master repurchase agreements may elect to seek to terminate existing repurchase transactions under the master repurchase agreements. In addition to previously providing such counterparties with its financial documents, the Company, in March 2014 provided each counterparty with specific notice with regard to the June 30, 2013 calculation. To date, both counterparties have continued to fund and enter into new repo transactions with the Company and at both September 30, 2013 and December 31, 2013 the Company exceeded any applicable asset ratios. Neither of the counterparties has indicated any intention to seek to terminate any existing repurchase agreements. Further, as previously stated, repo financing does not represent a committed facility and, accordingly, any repo counterparty can elect to cease providing the Company financing at any time for any reason. Thus any early termination would have only a short term impact on the Company's legal rights. While the Company does not expect any of the aforementioned counterparties to do so, based on its analysis, the Company believes it has sufficient liquidity and alternative financing sources, primarily other repo financing providers, to finance its portfolio and continue to operate its business in the normal course and for the foreseeable future regardless if either or both such counterparties elect to terminate their financing relationships with the Company. At December 31, 2013, the Company is in compliance with these covenants.

        At December 31, 2013, repurchase agreements collateralized by MBS had the following remaining maturities.

(dollars in thousands)	Balance
Overnight	$323,025
1 to 29 days	1,393,356
30 to 59 days	799,391
60 to 89 days	63,295
90 to 119 days	—
Greater than or equal to 120 days	—

Total	$2,579,067

        As discussed in Note 2, for any transactions determined to be linked, the initial transfer and repurchase financing will be recorded as a forward commitment to purchase assets. At December 31, 2013, the Company had repurchase agreements of approximately $61.2 million that were accounted for as linked transactions. At December 31, 2012, the Company had no transactions determined to be linked. Linked repurchase agreements are not included in the tables above. See Note 7 for details.

Western Asset Mortgage Capital Corporation

Notes to Financial Statements (Continued)

(in thousands—except share and per share data)

Note 5—Borrowings under Repurchase Agreements (Continued)

        At December 31, 2013, the following table reflects amounts of collateral at risk under its repurchase agreements greater than 10% of the Company's equity with any counterparty, including linked transactions.

	December 31, 2013 (dollars in thousands)
Counterparty	Amount Collateral at Risk, at fair value	Weighted Average Remaining Maturity (days)	Percentage of Stockholders' Equity
Credit Suisse Securities (USA) LLC	$58,442	25	14.3%
Barclays Capital Inc.	54,029	14	13.2
JP Morgan Securities LLC	47,112	1	11.5

Note 6—Collateral Positions

        The following tables summarize the Company's collateral positions, with respect to its borrowings under repurchase agreements, derivatives and clearing margin account at December 31, 2013 and December 31, 2012 (dollars in thousands):

	December 31, 2013
	Assets Pledged—Fair Value	Accrued Interest	Fair Value of Assets Pledged and Accrued Interest
Assets pledged for borrowings under repurchase agreements:
Agency RMBS	$2,463,347	$10,453	$2,473,800
Non-Agency RMBS	332,003	443	332,446
Agency and Non-Agency CMBS	23,597	159	23,756
Cash(1)	32,597	—	32,597
Cash collateral for derivatives(1):	22,837	—	22,837

Total	$2,874,381	$11,055	$2,885,436

	December 31, 2012
	Assets Pledged—Fair Value	Accrued Interest, as Revised(2)	Fair Value of Assets Pledged and Accrued Interest
Assets pledged for borrowings under repurchase agreements:
Agency RMBS	$5,043,824	$15,552	$5,059,376
Cash(1)	35,982	—	35,982
Cash collateral for derivatives(1):	18,160	—	18,160

Total	$5,097,966	$15,552	$5,113,518

(1)
Cash posted as collateral is included in Due from counterparties on the Company's Balance Sheets.

(2)
The accrued interest related to Agency RMBS was incorrectly disclosed as $67,551 in the Company's 2012 10-K, and has been revised above.

Western Asset Mortgage Capital Corporation

Notes to Financial Statements (Continued)

(in thousands—except share and per share data)

Note 6—Collateral Positions (Continued)

        A reduction in the value of pledged assets typically results in the repurchase agreement counterparties, derivative counterparties and clearing margin counterparties initiating a daily margin call. At December 31, 2013 and December 31, 2012, MBS held by counterparties as security for repurchase agreements totaled approximately $2.8 billion and approximately $5.0 billion, respectively. Cash collateral held by counterparties at December 31, 2013 and December 31, 2012 was approximately $55.4 million and $54.1 million, respectively. Cash posted by counterparties at December 31, 2013 and December 31, 2012, was approximately $65.9 million and $0, respectively. In addition, at December 31, 2013 and December 31, 2012, the Company held securities of approximately $0 and $2.6 million, respectively, received as collateral from its repurchase agreement counterparties to satisfy margin requirements.

Note 7—Derivative Instruments

        The Company's derivatives currently include interest rate swaps ("interest rate swaps"), interest rate swaptions, TBAs, linked transactions, Agency and Non-Agency Interest-Only Strips that are classified as derivatives, and options.

Interest rate swaps and interest rate swaptions

        The Company is exposed to certain risks arising from both its business operations and economic conditions. Specifically, the Company's primary source of debt funding is repurchase agreements and the Company enters into derivative financial instruments to manage exposure to variable cash flows on portions of its borrowings under those repurchase agreements. Since the interest rates on repurchase agreements typically change with market interest rates such as LIBOR, the Company is exposed to constantly changing interest rates, which accordingly affects cash flows associated with these rates on its borrowings. To mitigate the effect of changes in these interest rates, the Company enters into interest rate swap agreements which help to mitigate the volatility in the interest rate exposures and their related cash flows. Interest rate swaps generally involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the interest rate swap without exchange of the underlying notional amount. Notwithstanding the foregoing, in order to manage its hedge position with regard to its liabilities, the Company on occasion will enter into interest rate swaps which involve the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the interest rate swap without exchange of the underlying notional amount.

        While the Company has not elected to account for its interest rate swap derivative instruments as "hedges" under GAAP, it does not use interest rate swaps and swaptions for speculative purposes, but rather uses such instruments to manage interest rate risk and views them as economic hedges. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings together with or including periodic net interest settlement amounts.

Western Asset Mortgage Capital Corporation

Notes to Financial Statements (Continued)

(in thousands—except share and per share data)

Note 7—Derivative Instruments (Continued)

        During the year ended December 31, 2013, the Company de-levered its balance sheet in order to take advantage of attractive valuations in the Non-Agency RMBS and CMBS. In addition to selling Agency MBS pass through securities, the Company reduced its borrowings under repurchase agreements and adjusted its interest rate swap holdings by terminating approximately $2.8 billion notional amount. This resulted in a net realized gain on derivative instruments of approximately $65.3 million. . In addition, during the year, the Company entered into swaptions which resulted in a net realized gain on derivative instruments of approximately $ 26.7 million. The Company's interest rate swaps, interest rate swaptions, TBA derivative instruments and linked transactions consisted of the following at December 31, 2013 and December 31, 2012 (dollars in thousands):

			December 31, 2013
Derivative Instrument	Designation	Balance Sheet Location	Notional Amount	Fair Value, excluding accrued interest	Accrued Interest Payable
Interest rate swaps, assets	Non-Hedge	Derivative assets, at fair value	$2,135,950	$94,614	$9,994
Interest rate swaptions, assets	Non-Hedge	Derivative assets, at fair value	2,200,000	11,177	—
TBA securities, assets	Non-Hedge	Derivative assets, at fair value	13,600	35	—

Total derivative instruments, assets			4,349,550	105,826	9,994

Interest rate swaps, liability	Non-Hedge	Derivative liability, at fair value	678,900	(3,202)	(26)
Interest rate swaptions, liability	Non-Hedge	Derivative liability, at fair value	100,000	(264)	—
TBA securities, liabilities	Non-Hedge	Derivative liability, at fair value	176,400	(1,207)	—

Total derivative instruments, liabilities			955,300	(4,673)	(26)

Linked transactions(1)	Non-Hedge	Linked transactions, net, at fair value	56,028	18,559	(207)

Total derivative instruments			$5,360,878	$119,712	$9,761

(1)
Notional amount represents the current face of the securities comprising the linked transactions.

			December 31, 2012
Derivative Instrument	Designation	Balance Sheet Location	Notional Amount	Fair Value, excluding accrued interest	Accrued Interest Payable
Interest rate swaps, assets	Non-Hedge	Derivative assets, at fair value	$1,827,300	$11,201	$2,519
Interest rate swaptions, assets	Non-Hedge	Derivative assets, at fair value	520,000	10,087	—
TBA securities, assets	Non-Hedge	Derivative assets, at fair value	425,000	3,056	—

Total derivative instruments, assets			2,772,300	24,344	2,519

Interest rate swaps, liabilities	Non-Hedge	Derivative liability, at fair value	984,500	(3,552)	588
TBA securities, liabilities	Non-Hedge	Derivative liability, at fair value	425,000	(1,219)	—

Total derivative instruments, liabilities			1,409,500	(4,771)	588

Total derivative instruments			$4,181,800	$19,573	$3,107

Western Asset Mortgage Capital Corporation

Notes to Financial Statements (Continued)

(in thousands—except share and per share data)

Note 7—Derivative Instruments (Continued)

        The following tables summarize the average fixed pay rate and average maturity for the Company's interest rate swaps as of December 31, 2013 and December 31, 2012 (excludes interest rate swaptions) (dollars in thousands):

	December 31, 2013
Remaining Interest Rate interest rate swap Term	Notional Amount	Average Fixed Pay Rate	Average Maturity (Years)	Forward Starting
1 year or less	$215,900	0.4%	0.8	—%
Greater than 1 year and less than 3 years	179,100	0.5	1.9	—
Greater than 3 years and less than 5 years	574,200	1.3	4.4	—
Greater than 5 years	1,718,650	2.4	10.8	28.6

Total	$2,687,850	1.9%	8.0	18.3%

	December 31, 2012
Remaining Interest Rate interest rate swap Term	Notional Amount	Average Fixed Pay Rate	Average Maturity (Years)	Forward Starting
Greater than 1 year and less than 3 years	$762,800	0.4%	2.3	22.7%
Greater than 3 years and less than 5 years	439,500	0.8	4.8	10.2
Greater than 5 years	1,609,500	1.7	10.2	30.1

Total	$2,811,800	1.2%	7.2	25.0%

        The following tables summarize the average variable pay-rate and average maturity for the Company's interest rate swaps as of December 31, 2013 (excludes interest rate swaptions) (dollars in thousands), the Company had no variable pay rate swaps at December 31, 2012:

	December 31, 2013
Remaining Interest Rate interest rate swap Term	Notional Amount	Average Variable Pay Rate	Average Maturity (Years)	Forward Starting
Greater than 3 years and less than 5 years	$81,000	0.2%	4.8	—%
Greater than 5 years	46,000	0.2	24.1	—

Total	$127,000	0.2%	11.8	—%

        The Company's agreements with certain of its bilateral interest rate swap counterparties may be terminated at the option of the counterparty if the Company does not maintain certain equity and leverage metrics, the most restrictive of which contain provisions which become more restrictive based upon portfolio composition. Through December 31, 2013, the Company was in compliance with the terms of such financial tests.

Western Asset Mortgage Capital Corporation

Notes to Financial Statements (Continued)

(in thousands—except share and per share data)

Note 7—Derivative Instruments (Continued)

        At December 31, 2013, the Company had entered into six swaptions with notional amounts ranging from $100.0 million to $1.5 billion which expire from May 1, 2014 and October 28, 2014. If exercised, the Company can enter into seven year and ten year fixed pay swap agreement, at a predetermined strike price. At December 31, 2013 the Company had also entered into a swaption with a notional amount of $100.0 million that expires in May 1, 2014. If exercised, the Company can enter into a ten year variable pay swap agreement.

        The Company has minimum collateral posting thresholds with certain of its derivative counterparties, including with its clearing broker for cleared swaps, for which it typically pledges cash. As of December 31, 2013 and December 31, 2012, the Company had cash pledged as collateral of approximately $22.8 million and $18.2 million, respectively, which is reported on the Balance Sheet as Due from counterparties. The Company received cash of approximately $62.7 million and $0 as collateral against derivatives at December 31, 2013 and December 31, 2012, respectively. As of December 31, 2013, the Company has swaps with two counterparties that are based in England and Switzerland, with fair values in an asset position of approximately $19.4 million and $34.2 million and notional balances of $321.8 million and $825.1 million, respectively. Included in the $62.7 million received by the Company is cash posted as collateral by these two counterparties of approximately $42.7 million at December 31, 2013. At December 31, 2012, the Company had swaps with fair values in an asset position of $681 thousand and $280 thousand and notional balances of $572.0 million and $1.4 billion with these two counterparties. In addition, at December 31, 2012, the Company posted approximately $6.6 million cash as collateral to these two counterparties.

Interest-Only Strips

        The Company also invests in Interest-Only Strips. In determining the classification of its holdings of Interest-Only Strips, the Company evaluates the securities to determine if the nature of the cash flows has been altered from that of the underlying mortgage collateral. Generally, Interest-Only Strips for which the security represents a strip off of a mortgage pass through will be considered a hybrid instrument classified as a MBS investment on the Balance Sheet utilizing the fair value option. Alternatively, those Interest-Only Strips, for which the underlying mortgage collateral has been included into a structured security that alters the cash flows from the underlying mortgage collateral, are accounted for as derivatives at fair value with changes recognized in Gain (loss) on derivative instruments, net in the Statement of Operations, along with any interest received. The carrying value of these Interest-Only Strips is included in Mortgage-backed securities on the Balance Sheet.

Western Asset Mortgage Capital Corporation

Notes to Financial Statements (Continued)

(in thousands—except share and per share data)

Note 7—Derivative Instruments (Continued)

To-be-announced securities

        The Company also purchased or shorted TBAs. As of December 31, 2013 and December 31, 2012, the Company had contracts to purchase ("long position") and sell ("short position") TBAs on a forward basis. Following is a summary of the Company's long and short TBA positions reported in Derivative assets, at fair value on the Balance Sheet as of December 31, 2013 and December 31, 2012 (dollars in thousands):

	December 31, 2013		December 31, 2012
	Notional Amount	Fair Value	Notional Amount	Fair Value
Purchase contracts, asset	$13,600	$35	$425,000	$3,056

TBA securities, asset	13,600	35	425,000	3,056

Purchase contracts, liability	176,400	(1,207)	—	—
Sale contracts, liability	—	—	(425,000)	(1,219)

TBA securities, liability	176,400	(1,207)	(425,000)	(1,219)

TBA securities, net	$190,000	$(1,172)	$—	$1,837

	Notional Amount as of December 31, 2012	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount as of December 31, 2013
Purchase of TBAs	$425,000	2,507,600	$(2,742,600)	$190,000
Sale of TBAs	$425,000	2,350,000	$(2,775,000)	$—

Gain (loss) on derivative instruments

        The below table summarizes the effect of interest rate swaps, swaptions, options, Agency and Non-Agency Interest-Only Strips as derivatives and TBAs reported in Gain (loss) on derivative instruments, net on our Statement of Operations for the year ended December 31, 2013 and for the period from May 15, 2012 (commencement of operations) through December 31, 2012 (dollars in thousands):

	Year ended December 31, 2013
Description	Realized Gain (Loss), net	Contractual interest income (expense), net(1)	Basis Recovery	Mark-to- market adjustments	Total
Interest rate swaps	$65,305	$(22,932)	$—	$83,764	$126,137
Interest rate swaptions	23,671	—	—	4,733	28,404
Agency and Non-Agency Interest-Only Strips—accounted for as derivatives	(1,124)	28,273	(18,010)	(700)	8,439
Options	(925)	—	—	—	(925)
TBAs	(1,499)	—	—	(3,009)	(4,508)

Total	$85,428	$5,341	$(18,010)	$84,788	$157,547

Western Asset Mortgage Capital Corporation

Notes to Financial Statements (Continued)

(in thousands—except share and per share data)

Note 7—Derivative Instruments (Continued)

	For the period from May 15, 2012 (commencement of operations) through December 31, 2012
Description	Realized Gain (Loss), net	Contractual interest income (expense), net(1)	Basis Recovery	Mark-to- market adjustments	Total
Interest rate swaps	$(10,928)	$(6,321)	$—	$7,649	$(9,600)
Interest rate swaptions	—	—	—	(3,180)	(3,180)
Agency Interest-Only Strips—accounted for as derivatives	(820)	8,570	(4,848)	(5,065)	(2,163)
Options	—	—	—	—	—
TBAs	—	—	—	1,837	1,837

Total	$(11,748)	$2,249	$(4,848)	$1,241	$(13,106)

(1)
Contractual interest income (expense), net on derivative instruments includes interest settlement paid or received.

Linked Transactions

        As discussed in Note 2, when the initial transfer of a financial asset and repurchase financing are entered into contemporaneously with, or in contemplation of, one another, the transaction will be considered linked unless all of the criteria found in the applicable accounting guidance are met at the inception of the transaction. If the transaction is determined to be linked, the Company records the initial transfer and repurchase financing on a net basis and records a forward commitment to purchase assets as a derivative instrument with changes in market value being recorded in the Gain (loss) on linked transactions, net on the Statement of Operations. While linked transactions are treated as derivatives for GAAP, the fair value of linked transactions reflects the value of the underlying security's fair market value netted with the respective linked repurchase agreement borrowings. The Company had no linked transactions at December 31, 2012.

Western Asset Mortgage Capital Corporation

Notes to Financial Statements (Continued)

(in thousands—except share and per share data)

Note 7—Derivative Instruments (Continued)

        The following table presents certain information related to the securities and repurchase agreements accounted for as part of linked transaction which is reported in Linked transactions, net, at fair value on the Balance Sheet at December 31, 2013 and Gain (loss) on linked transactions, net on the Statement of Operations for the year ended December 31, 2013 (dollars in thousands):

		For the Year Ended December 31, 2013					Weighted Average Life (years)/ Weighted Average days to Maturity(2)
Instrument	Fair Value(2)	Net Interest Income(1) (Expense)	Mark-to-market adjustments on linked transactions	Net Realized Gain (loss)	Gain (loss) on linked transactions, net	Weighted Average Coupon / Cost of Funds(2)
Agency RMBS	$—	$44	$—	$(254)	$(210)	n/a	n/a
Non-Agency RMBS	79,746	1,371	(56)	3,303	4,618	27.06%	9.6 years
Agency Repurchase Agreement	—	(6)	—	—	(6)	n/a	n/a
Non-Agency Repurchase Agreement	(61,187)	(265)	—	—	(265)	1.70%	63 days

Linked transactions, net, at fair value	$18,559	$1,144	$(56)	$3,049	$4,137	n/a	n/a

(1)
Net interest income includes amortization of premium of $9 thousand for Agency RMBS and accretion of discount of $555 thousand for Non-Agency RMBS.

(2)
Includes information only for linked transactions at December 31, 2013.

        The Company pledged MBS accounted for as linked transactions with a fair value of approximately $79.7 million as collateral for the related linked repurchase agreements. The Company reduces credit risk on the majority of its derivative instruments by entering into agreements that permit the closeout and netting of transactions with the same counterparty upon occurrence of certain events.

Western Asset Mortgage Capital Corporation

Notes to Financial Statements (Continued)

(in thousands—except share and per share data)

Note 8—Offsetting Assets and Liabilities

        The following tables present information about certain assets and liabilities that are subject to master netting agreements (or similar agreements) and can potentially be offset on the Company's Balance Sheets at December 31, 2013 and December 31, 2012:

Offsetting of Derivative Assets

As of December 31, 2013

				Gross Amounts Not Offset in the Balance Sheet
			Net Amounts of Assets presented in the Balance Sheet
$s in thousands Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet		Financial Instruments(1)	Cash Collateral Received	Net Amount
Agency and Non-Agency Interest-Only Strips, accounted for as derivatives included in MBS	$109,235	$—	$109,235	$(109,235)	$—	$—

Derivative asset, at fair value	105,826	—	105,826	(3,501)	(62,651)	39,674
Linked transactions, net, at fair value	79,746	(61,187)	18,859	—	—	18,559

Total	$294,807	$(61,187)	$233,620	$(112,736)	$(62,651)	$58,233

Offsetting of Derivative Liabilities and Repurchase agreements

As of December 31, 2013

				Gross Amounts Not Offset in the Balance Sheet
			Net Amounts of Liabilities presented in the Balance Sheet
$s in thousands Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet		Financial Instruments(1)	Cash Collateral Pledged(1)	Net Amount
Derivative liability, at fair value(2)	$4,673	$—	$4,673	$(3,501)	$—	$1,172
Repurchase Agreements(3)	2,579,067	—	2,579,067	(2,579,067)	—	—

	$2,583,740	$—	$2,583,740	$(2,582,568)	$—	$1,172

(1)
Amounts disclosed in the Financial Instruments column of the table above represent securities collateral pledged that is available to be offset against liability balances associated with repurchase agreement and derivative transactions. Amounts disclosed in the Cash Collateral Pledged column of the table above represents amounts pledged as collateral against derivative transactions.

(2)
Cash collateral pledged against the Company's Swaps was approximately $22.8 million as of December 31, 2013.

(3)
The fair value of securities pledged against the Company's repurchase agreements was approximately $2.8 billion as of December 31, 2013.

Western Asset Mortgage Capital Corporation

Notes to Financial Statements (Continued)

(in thousands—except share and per share data)

Note 8—Offsetting Assets and Liabilities (Continued)

Offsetting of Derivative Assets

As of December 31, 2012

				Gross Amounts Not Offset in the Balance Sheet
			Net Amounts of Assets presented in the Balance Sheet
$s in thousands Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet		Financial Instruments(1)	Cash Collateral Received	Net Amount
Agency Interest-Only Strips, accounted for as derivatives included in MBS	$75,387	$—	$75,387	$(46,686)	$—	$28,701
Derivative asset, at fair value	24,344	—	24,344	(3,552)	—	20,792

Total	$99,731	$—	$99,731	$(50,238)	$—	$49,493

Offsetting of Derivative Liabilities and Repurchase agreements

As of December 31, 2012

				Gross Amounts Not Offset in the Balance Sheet
			Net Amounts of Liabilities presented in the Balance Sheet
$s in thousands Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet		Financial Instruments(1)	Cash Collateral Pledged(1)	Net Amount
Derivative liability, at fair value(2)	$4,771	$—	$4,771	$(3,552)	$—	$1,219
Repurchase Agreements(3)	4,794,730	—	4,794,730	(4,794,730)		—

Total	$4,799,501	$—	$4,799,501	$(4,798,282)	$—	$1,219

(1)
Amounts disclosed in the Financial Instruments column of the table above represent securities collateral pledged that is available to be offset against liability balances associated with repurchase agreement and derivative transactions. Amounts disclosed in the Cash Collateral Pledged column of the table above represents amounts pledged as collateral against derivative transactions.

(2)
Cash collateral pledged against the Company's Swaps was approximately $18.2 million at December 31, 2012.

(3)
The fair value of securities pledged against the Company's repurchase agreements was approximately $5.1 billion at December 31, 2012.

        Certain of the Company's repurchase agreement and derivative transactions are governed by underlying agreements that generally provide for a right of setoff in the event of default or in the event of a bankruptcy of either party to the transaction.

Western Asset Mortgage Capital Corporation

Notes to Financial Statements (Continued)

(in thousands—except share and per share data)

Note 9—Related Party Transactions

Management Agreement

        In connection with the Company's IPO in May 2012, the Company entered into a management agreement (the "Management Agreement") with the Manager, which describes the services to be provided by the Manager and compensation for such services. The Manager is responsible for managing the Company's operations, including: (i) performing all of its day-to-day functions; (ii) determining investment criteria in conjunction with the board of directors; (iii) sourcing, analyzing and executing investments, asset sales and financings; (iv) performing asset management duties; and (v) performing financial and accounting management, subject to the direction and oversight of the Company's board of directors. Pursuant to the terms of the Management Agreement, the Manager is paid a management fee equal to 1.50% per annum of the Company's stockholders' equity (as defined in the Management Agreement), calculated and payable (in cash) quarterly in arrears. For purposes of calculating the management fee, "stockholders' equity" means the sum of the net proceeds from any issuances of the Company's equity securities since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus retained earnings, calculated in accordance with GAAP, at the end of the most recently completed fiscal quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less any amount paid for repurchases of the Company's shares of common stock, excluding any unrealized gains, losses or other non-cash items, including OTTI charges included in other loss on MBS, unrealized gain (loss) on MBS and other securities and non-cash portion of gain (loss) on derivative instruments, that have impacted stockholder's equity as reported in the Company's financial statements prepared in accordance with GAAP, regardless of whether such items are included in other comprehensive income or loss, or in net income, and excluding one-time events pursuant to changes in GAAP and certain other non-cash charges after discussions between the Manager and the Company's independent directors and after approval by a majority of the Company's independent directors. However, if the Company's stockholders' equity for any given quarter is negative based on the calculation described above, the Manager will not be entitled to receive any management fee for that quarter.

        In addition, the Company may be required to reimburse the Manager for certain expenses as described below, and shall reimburse for the compensation paid to the Company's CFO. Expense reimbursements to the Manager are made in cash on a monthly basis following the end of each month. The Company's reimbursement obligation is not subject to any dollar limitation. Because the Manager's personnel perform certain legal, accounting, due diligence tasks and other services that outside professionals or outside consultants otherwise would perform, the Manager may be paid or reimbursed for the documented cost of performing such tasks, provided that such costs and reimbursements are in amounts which are no greater than those which would be payable to outside professionals or consultants engaged to perform such services pursuant to agreements negotiated on an arm's-length basis.

Western Asset Mortgage Capital Corporation

Notes to Financial Statements (Continued)

(in thousands—except share and per share data)

Note 9—Related Party Transactions (Continued)

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

        For the year ended December 31, 2013 and for the period from May 15, 2012 (commencement of operations) through December 31, 2012, the Company incurred approximately $7.8 million and approximately $3.1 million in management fees, respectively.

Western Asset Mortgage Capital Corporation

Notes to Financial Statements (Continued)

(in thousands—except share and per share data)

Note 9—Related Party Transactions (Continued)

        In addition to the management fee, the Company is also responsible for reimbursing the Manager for certain expenses paid by the Manager on behalf of the Company and for certain services provided by the Manager to the Company. For the year ended December 31, 2013 and for the period from May 15, 2012 (commencement of operations) through December 31, 2012, the Company recorded expenses included in general and administrative expense totaling approximately $76 thousand and approximately $23 thousand, respectively related to employee benefits associated with the Company's sole employee paid by the Manager on behalf of the Company. As of January 1, 2014, the aforementioned employee became an employee of the Manager and the Company will reimburse the Manager for such employee's compensation including employee benefits. Any such expenses incurred by the Manager and reimbursed by the Company, including the employee compensation expense discussed above, are typically included in the Company's general and administrative expense on its Statement of Operations, or may be reflected on the Balance Sheet and associated statement of changes in stockholders' equity, based on the nature of the item. At December 31, 2013 and December 31, 2012, approximately $1.8 million and approximately $1.9 million, respectively for management fees incurred but not yet paid was included in payable to related party on the Balance Sheet.

Note 10—Share-Based Payments

        In conjunction with the Company's IPO and concurrent private placement, the Company's board of directors approved the Western Asset Mortgage Capital Corporation Equity Plan (the "Equity Plan") and the Western Asset Manager Equity Plan (the "Manager Equity Plan" and collectively the "Equity Incentive Plans").

        On May 15, 2012, the Company granted 51,159 shares of restricted common stock to the Manager under the Manager Equity Plan that is equal to 0.5% of the aggregate number of shares of common stock sold in the IPO and units sold in the concurrent private placement to certain institutional accredited investors. One-third of these restricted shares vested on May 15, 2013, the first anniversary of the grant date and one-third will vest on each of the second and third anniversaries of the grant date.

        On May 15, 2012, the Company granted a total of 4,500 shares (1,500 each) of restricted common stock under the Equity Plan to the Company's three independent directors. These restricted shares vested in full on May 15, 2013, the first anniversary of the grant date.

        On June 25, 2012, the Company granted 10,455 shares of restricted common stock to its chief financial officer under the Equity Plan. One-third of these restricted shares vested on January 1, 2013, one-third vested on January 1, 2014 and the remaining one-third will vest on January 1, 2015.

        On March 1, 2013, the Company granted a total of 150,000 shares of restricted common stock to the Manager under the Manager Equity Plan. One-third of these shares vested on March 1, 2014 and one third will vest on each of the second and third anniversaries of the grant date.

        On March 1, 2013, the Company granted 10,559 shares of restricted common stock to its chief financial officer under the Equity Plan. One-third of these restricted shares vested on January 1, 2014, one-third will vest on January 1, 2015 and the remaining one-third will vest on January 1, 2016.

Western Asset Mortgage Capital Corporation

Notes to Financial Statements (Continued)

(in thousands—except share and per share data)

Note 10—Share-Based Payments (Continued)

        On June 10, 2013, the Company granted a total of 4,887 (1,629 each) of restricted common stock under the Equity Plan to the Company's three independent directors. These restricted shares will vest in full on the first anniversary of the grant date. Each of the independent directors has elected to defer the shares granted to him under the Company's Director Deferred Fee Plan (the "Director Deferred Fee Plan"). The Director Deferred Fee Plan permits eligible members of the Company's board of directors to defer certain stock awards made under its director compensation programs. The Director Deferred Fee Plan allows directors to defer issuance of their stock awards and therefore defer payment of any tax liability until the deferral is terminated, pursuant to the election form executed each year by each eligible director.

        The Equity Incentive Plans include provisions for grants of restricted common stock and other equity-based awards to the Manager, its employees and employees of its affiliates and to the Company's directors, officers and employees. The Company can issue up to 3.0% of the total number of issued and outstanding shares of its common stock (on a fully diluted basis) at the time of each award (other than any shares previously issued or subject to awards made pursuant to one of the Company's Equity Incentive Plans) under these Equity Incentive Plans. At May 15, 2012, there were 308,335 shares of common stock initially reserved for issuance under the Equity Incentive Plans. Upon the completion of the October 3, 2012 follow-on common stock offering and the stock portion of the Company's dividend declared December 19, 2013, the number of shares of common stock available for issuance under the Equity Incentive Plans increased to 798,211, inclusive of the 231,560 shares of restricted stock issued as provided above and the 20,957 shares of restricted stock issued as a result of the stock portion of the dividend declared on December 19, 2013. The Company recognized stock-based compensation expense of approximately $1.1 million and approximately $367 thousand for the year ended December 31, 2013 and for the period from May 15, 2012 (commencement of operations) through December 31, 2012, respectively and had unamortized compensation expense of $423 thousand for equity awards and approximately $3.2 million for liability awards and $360 thousand for equity awards and approximately $811 thousand for liability awards at December 31, 2013 and December 31, 2012, respectively.

        All restricted common shares granted, other than those whose issuance has been deferred pursuant the Director Deferred Fee Plan, possess all incidents of ownership, including the right to receive dividends and distributions currently, and the right to vote. Dividend equivalent payments otherwise allocable to restricted common shares under the Deferred Compensation Plan are deemed to purchase additional phantom shares of the Company's common stock that are credited to each participant's deferral account. The award agreements include restrictions whereby the restricted shares cannot be sold, assigned, transferred, pledged, hypothecated or otherwise disposed of prior to the lapse of restrictions under the respective award agreement. The restrictions lapse on the unvested restricted shares awarded when vested, subject to the grantee's continuing to provide services to the Company as of the vesting date. Unvested restricted shares and rights to dividends thereon are forfeited upon termination of the grantee.

Western Asset Mortgage Capital Corporation

Notes to Financial Statements (Continued)

(in thousands—except share and per share data)

Note 10—Share-Based Payments (Continued)

        The following is a summary of restricted common stock vesting dates as of December 31, 2013 and December 31, 2012, including shares whose issuance has been deferred under the Director Deferred Fee Plan:

	December 31, 2013	December 31, 2012
Vesting Date	Shares Vesting	Shares Vesting
January 2013	—	3,485
May 2013	—	21,553
January 2014	7,685	3,485
March 2014	54,852	—
May 2014	18,707	17,053
June 2014	6,279	—
January 2015	7,685	3,485
March 2015	54,852	—
May 2015	18,707	17,053
January 2016	3,860	—
March 2016	54,852	—

	227,479	66,114

        The following table presents information with respect to the Company's restricted stock for the year ended December 31, 2013 including shares whose issuance has been deferred under the Director Deferred Fee Plan:

	Shares of Restricted Stock	Weighted Average Grant Date Fair Value(1)
Outstanding at beginning of period	66,114	$19.86
Granted(2)	186,403	20.51
Cancelled/forfeited	—	—

Outstanding at end of year	252,517	$20.34

Unvested at end of year	227,479	$20.39

(1)
The grant date fair value of restricted stock awards is based on the closing market price of the Company's common stock at the grant date.

(2)
Included in Granted are restricted stock attributed to the stock portion of the December 19, 2013 dividend on restricted stock of 19,565 shares and restricted stock attributed to dividends on restricted stock under the Director Deferred Fee Plan of 1,392 shares.

Western Asset Mortgage Capital Corporation

Notes to Financial Statements (Continued)

(in thousands—except share and per share data)

Note 10—Share-Based Payments (Continued)

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

Note 11—Shareholders Equity

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

        Each of the aforementioned warrant units consists of one share of the Company's common stock and a warrant to purchase 0.5 of a share of the Company's common stock, subject to adjustment. At the time of issuance, each warrant had an exercise price of $20.50 per share, subject to adjustment upon the occurrence of customary events triggering an anti-dilution adjustment and certain sales of the Company's common stock (see discussion below). In addition, the warrants are subject to certain limitations on exercise. The warrants expire on May 15, 2019. On October 3, 2012, as a result of the follow-on offering the exercise price of the warrants was reduced from $20.50 to $19.44. In addition, on January 28, 2014, the exercise price was further reduced to $17.59, and the warrant shares purchasable increased to 1,232,916 as a result of the stock portion of the December 19, 2013 dividend which was paid on January 28, 2014.

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

Note 11—Shareholders Equity (Continued)

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

        On November 19, 2012, the Board of Directors of the Company approved the repurchase of up to 2.4 million shares of its common stock through December 31, 2013, either in the open market or through privately-negotiated transactions. The repurchase program does not obligate the Company to acquire any particular amount of common stock. The Company made no share repurchases for the year ended December 31, 2013 nor the period May 15, 2012 (commencement of operations) through December 31, 2012.

        On December 19, 2013, the Company declared a dividend of $2.35 per common share payable in a combination of cash and stock. For stockholders who elected to receive the entire $2.35 per share dividend in stock, each stockholder received 0.1590 shares in newly issued common stock for each common share that they held as of the dividend record date. For stockholders who elected to receive the dividend in cash, or did not make an election, each stockholder received $0.9159 per share in cash and 0.0970 shares in newly issued common stock for each common share that they held as of the dividend record date. The dividend was paid on January 28, 2014 to shareholders of record as of December 30, 2013. As a result of a portion of the dividend being paid in stock, common shares of 2,548,784 where issued by the Company.

Western Asset Mortgage Capital Corporation

Notes to Financial Statements (Continued)

(in thousands—except share and per share data)

Note 12—Net Income (loss) per Common Share

        The table below presents basic and diluted net income (loss) per share of common stock using the two-class method for the year ended December 31, 2013 and for the period from May 15, 2012 (commencement of operations) through December 31, 2012 (dollars, other than shares and per share amounts, in thousands):

	For the Year Ended December 31, 2013	For the Period from May 15, 2012 (commencement of operations) through December 31, 2012
Numerator:
Net income (loss) attributable to common stockholders and participating securities for basic and diluted earnings per share	$(27,855)	$57,277
Less:
Dividends and undistributed earnings allocated to participating securities	961	234

Net income (loss) allocable to common stockholders—basic and diluted	$(28,816)	$57,043

Denominator:
Weighted average common shares outstanding for basic earnings per share	24,185,037	15,654,453

Weighted average diluted shares outstanding (stock awards)	—	9,045
Weighted average diluted shares outstanding (warrants)	—	55,735

Weighted average common shares outstanding for diluted earnings per share	24,185,037	15,719,233

Basic earnings per common share	$(1.19)	$3.64

Diluted earnings per common share	$(1.19)	$3.63

        The following potential common shares, which are securities or other contracts that may entitle its holder to obtain common shares, were excluded from diluted earnings per share for the year ended December 31, 2013 as the Company had a net loss for the period and their inclusion would have been anti-dilutive: 67,257 related to warrants and 13,434 related to stock awards.

Western Asset Mortgage Capital Corporation

Notes to Financial Statements (Continued)

(in thousands—except share and per share data)

Note 13—Income Taxes

        Based on the Company's analysis of any potential uncertain income tax positions, the Company concluded that it does not have any uncertain tax positions that meet the recognition or measurement criteria as of December 31, 2013. The Company files U.S. federal and state income tax returns. As of December 31, 2013, tax returns filed by the Company for 2012 are open for examination pursuant to relevant statutes of limitation. In the event that the Company incurs income tax related interest and penalties, the Company's policy is to classify them as a component of provision for income taxes.

Note 14—Contingencies

        From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. Management is not aware of any material contingencies at December 31, 2013.

Western Asset Mortgage Capital Corporation

Notes to Financial Statements (Continued)

(in thousands—except share and per share data)

Note 15—Summarized Quarterly Results (unaudited)

        The following is a presentation of selected unaudited results of operations:

	Quarter Ended
	March 31, 2013	June 30, 2013, Revised(1)	September 30, 2013	December 31, 2013
Net Interest Income:
Interest income	$33,750	$32,742	$30,654	$28,182
Interest expense	5,181	4,522	4,273	4,043

Net Interest Income	28,569	28,220	26,381	24,139

Other Income (Loss):
Interest income on cash balances and other income	33	12	11	35
Realized gain (loss) on sale of Mortgage-backed securities and other securities, net	(11,660)	(6,083)	(46,142)	(46,827)
Other loss on Mortgage-backed securities	(2,268)	(3,533)	(2,363)	(3,694)
Unrealized gain (loss) on Mortgage-backed securities and other securities, net	(54,759)	(156,286)	37,528	13,408
Gain (loss) on linked transactions, net	596	3,909	(547)	179
Gain (loss) on derivative instruments, net	14,840	109,474	(3,809)	37,042

Other Income (Loss), net	(53,218)	(52,507)	(15,322)	143

Operating Expenses:
General and administrative	1,737	1,541	1,484	1,684
Management fee—related party	2,113	1,826	2,032	1,843

Total Operating Expenses	3,850	3,367	3,516	3,527

Net income (loss) available to Common Stock and participating securities	$(28,499)	$(27,654)	$7,543	$20,755

Net income (loss) per Common Share—Basic	$(1.18)	$(1.16)	$0.31	$0.83

Net income (loss) per Common Share—Diluted	$(1.18)	$(1.16)	$0.31	$0.83

(1)
The Company identified an error relating to Basic and Diluted Net Loss per share amounts of $1.14 for the three month period ended June 30, 2013, as previously reported in the June 30, 2013 Form 10-Q. The error understated Basic and Diluted Net Loss per share by $0.02 per share. Management evaluated the impact of the error on the previously reported financial statements and concluded the impact was not material to the financial statements for the three month period ended June 30, 2013 taken as a whole. However, Management has elected to revise the per share amounts to correct for the impact of this error and the revised amounts of $1.16 per share are reflected above.

Western Asset Mortgage Capital Corporation

Notes to Financial Statements (Continued)

(in thousands—except share and per share data)

Note 15—Summarized Quarterly Results (unaudited) (Continued)

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

Note 16—Subsequent Events

        On March 12, 2014, the Company granted 15,180 shares of restricted common stock to its chief financial officer under the Equity Plan and 200,000 shares of restricted common stock to the Manager under the Manager Equity Plan. One-third of the chief financial officer's shares will vest on January 1, 2015, one-third will vest on January 1, 2016 and the remaining one-third will vest on January 1, 2017. One-third of the Manager's shares will vest on March 1, 2015, one-third will vest on March 1, 2016 and the remaining one-third will vest on March 1, 2017.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

ITEM 9A.    Controls and Procedures

(a)   Evaluation of Disclosure Controls and Procedures

        We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and therefore we are required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures.

        The Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

(b)   Management's Report on Internal Control over Financial Reporting

        Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company's Chief Executive Officer and Chief Financial Officer and effected by the Company's board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

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

        Management of the Company has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2013. In making its assessment of internal control over financial reporting, management used the criteria described in Internal Control—Integrated Framework (1992 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission, ("COSO"). Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2013 based on criteria in Internal Control—Integrated Framework issued by the COSO.

        This annual report does not include an attestation report of the company's registered public accounting firm due to a temporary exemption transition period established by rules of the Securities and Exchange Commission for emerging growth companies under the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act").

(c)   Remediation of Previously Disclosed Material Weakness

        In conjunction with the filing our Form 10-K for the year ended December 31, 2012, we determined a material weakness in our internal control over financial reporting attributable to management's supervision, review and acceptance procedures with respect to a third-party vendor's methodology for and computation of interest income accretion and amortization of the cost basis of certain of the Company's investments in residential mortgage backed securities existed as of that date. Beginning in the first quarter of 2013, we implemented a series of internal controls over financial reporting in order to remediate this issue, as described further in our quarterly reports on Form 10-Q for the quarters ended March 31, 2013, June 30, 2013 and September 30, 2013. We tested the newly implemented controls and found them to be effective and have concluded as of December 31, 2013, this material weakness has been remediated.

(d)   Changes in Internal Control over Financial Reporting

        There have been no changes in our internal control over financial reporting during the three months ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    Other Information

        None.

ITEM 10.    Directors, Executive Officers and Corporate Governance

        The information regarding the Company's directors, executive officers and certain other matters required by Item 401 of Regulation S-K is incorporated herein by reference to the Company's proxy statement relating to its annual meeting of stockholders to be held on or about June 7, 2013 (the "Proxy Statement"), to be filed with the SEC within 120 days after December 31, 2013.

        The information regarding compliance with Section 16(a) of the Exchange Act required by Item 405 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2013.

        The information regarding the Company's Code of Business Conduct and Ethics required by Item 406 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2013.

        The information regarding certain matters pertaining to the Company's corporate governance required by Item 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2013.

ITEM 11.    Executive Compensation.

        The information regarding executive compensation and other compensation related matters required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2013.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder

        The tables on equity compensation plan information and beneficial ownership of the Company required by Items 201(d) and 403 of Regulation S-K are incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2013.

ITEM 13.    Certain Relationships and Related Transactions and Director Independence

        The information regarding transactions with related persons, promoters and certain control persons and director independence required by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2013.

ITEM 14.    Principal Accounting Fees and Services

        The information concerning principal accounting fees and services and the Audit Committee's pre-approval policies and procedures required by Item 9(e) of Schedule 14A is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2013.

        .

ITEM 15.    Exhibits

        Documents filed as part of this report:

  1)
  Financial Statements

WESTERN ASSET MORTGAGE CAPITAL CORPORATION
Balance Sheets as of December 31, 2013 and 2012
Statement of Operations for the year ended December 31, 2013 and for the period from May 15, 2012 (commencement of operations) to December 31, 2012
Statement of Changes in Stockholders' Equity for the period from January 1, 2012 to December 31, 2013
Statement of Cash Flow for the year ended December 31, 2013 and for the period from May 15, 2012 (commencement of operations) to December 31, 2012
Notes to Financial Statements

        All financial statement schedules have been omitted because the required information is not applicable or deemed not material, or the required information is presented in the financial statements and/or in the notes to financial statements.

  2)
  Exhibits

        The following exhibits are filed as part of this report.

Exhibit No.		Description
3.1	*	Amended and restated certificate of incorporation of Western Asset Mortgage Capital Corporation, incorporated by reference to Exhibit 3.1 to Amendment No. 10 Form S-11 (Registration Statement No. 333-159962), filed May 8, 2012

3.2	*	Amended and restated bylaws of Western Asset Mortgage Capital Corporation, incorporated by reference to Exhibit 3.2 to Amendment No. 10 Form S-11 (Registration Statement No. 333-159962), filed May 8, 2012

4.1	*	Specimen Common Stock Certificate of Western Asset Mortgage Capital Corporation, incorporated by reference to Exhibit 4.1 to Amendment No. 10 Form S-11 (Registration Statement No. 333-159962), filed May 8, 2012

10.1	*	Form of Unit Purchase Agreement between Western Asset Mortgage Capital Corporation and certain institutional accredited investors, incorporated by reference to Exhibit 10.1 to Amendment No. 9 Form S-11 (Registration Statement No. 333-159962), filed April 30, 2012.

10.2	*	Form of Warrant, incorporated by reference to Exhibit 10.2 to Amendment No. 9 Form S-11 (Registration Statement No. 333-159962), filed April 30, 2012.

10.3	*	Management Agreement, dated May 9, 2012, between Western Asset Mortgage Capital Corporation and Western Asset Management Company, incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q, filed August 14, 2012.

10.4	*	Registration Rights Agreement, dated May 15, 2012, among Western Asset Mortgage Capital Corporation, Western Asset Management Company and certain individual holders named therein, incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q, filed August 14, 2012.

Exhibit No.		Description
10.5	*	Western Asset Mortgage Capital Corporation Equity Plan, incorporated by reference to Exhibit 10.5 to Amendment No. 9 Form S-11 (Registration Statement No. 333-159962), filed April 30, 2012.

10.6	*	Western Asset Mortgage Capital Corporation Manager Equity Plan, incorporated by reference to Exhibit 10.6 to Amendment No. 9 Form S-11 (Registration Statement No. 333-159962), filed April 30, 2012.

10.7	*	Form of Indemnification Agreement between Western Asset Mortgage Capital Corporation and a director, incorporated by reference to Exhibit 10.7 to Amendment No. 9 Form S-11 (Registration Statement No. 333-159962), filed April 30, 2012.

10.8	*	Restricted Stock Award Agreement, dated May 15, 2012, for Western Asset Management Company, incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q, filed August 14, 2012.

10.9	*	Form of Restricted Stock Award Agreement for independent directors, incorporated by reference to Exhibit 10.2 to the Form S-8 dated May 15, 2012 (File No. 1-35543).

23.1		Consent of Independent Registered Public Accounting Firm.

31.1		Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.

31.2		Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.

32.1		Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

101.INS	**	XBRL Instance Document

101.SCH	**	XBRL Taxonomy Extension Schema Document

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document

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
March 17, 2014

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ GAVIN L. JAMES Gavin L. James President, Chief Executive Officer and Director (Principal Executive Officer)
March 17, 2014
By:	/s/ STEVEN M. SHERWYN Steven M. Sherwyn Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
March 17, 2014
By:	/s/ JAMES W. HIRSCHMANN III James W. Hirschmann III Director
March 17, 2014
By:	/s/ EDWARD D. FOX JR. Edward D. Fox Jr. Director
March 17, 2014

By:	/s/ RICHARD ROLL Richard Roll Director
March 17, 2014
By:	/s/ M. CHRISTIAN MITCHELL M. Christian Mitchell Director
March 17, 2014