Form 10-Q
period 2014-03-31
Western Asset Mortgage Capital Corp
filed 2014-05-12
CIK 1465885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 under the Securities Exchange Act of 1934).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

As of May 7, 2014, there were 41,718,467 shares, par value $0.01, of the registrant’s common stock issued and outstanding.

Western Asset Mortgage Capital Corporation

Balance Sheets (Unaudited)

(in thousands—except share and per share data)

	March 31, 2014	December 31, 2013
Assets:
Cash and cash equivalents	$5,492	$48,525
Mortgage-backed securities, at fair value ($3,100,433 and $2,818,947 pledged as collateral, at fair value, respectively)	3,247,794	2,853,587
Linked transactions, net, at fair value	2,973	18,559
Investment related receivable ($2,416 and $0 pledged as collateral, at fair value, respectively)	2,556	341
Accrued interest receivable	14,529	12,266
Due from counterparties	57,821	55,434
Derivative assets, at fair value	66,736	105,826
Other assets	383	339
Total Assets	$3,398,284	$3,094,877

Liabilities and Stockholders’ Equity:
Liabilities:
Borrowings under repurchase agreements	$2,822,961	$2,579,067
Accrued interest payable	10,298	12,534
Investment related payables	104,526	—
Due to counterparties	34,013	65,861
Derivative liability, at fair value	20,753	4,673
Accounts payable and accrued expenses	1,270	1,353
Underwriting and offering costs payable	153	8
Payable to related party	2,006	1,842
Dividend payable	18,136	19,445
Total Liabilities	3,014,116	2,684,783

Commitments and contingencies

Stockholders’ Equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, 27,068,467 and 26,853,287 shares issued and outstanding, respectively	270	268
Preferred stock, $0.01 par value, 100,000,000 shares authorized and no shares outstanding	—	—
Additional paid-in capital	544,796	544,143
Retained earnings (accumulated deficit)	(160,898)	(134,317)
Total Stockholders’ Equity	384,168	410,094
Total Liabilities and Stockholders’ Equity	$3,398,284	$3,094,877

See notes to unaudited financial statements.

Western Asset Mortgage Capital Corporation

Statement of Operations (Unaudited)

(in thousands—except share and per share data)

	For the three months ended March 31, 2014	For the three months ended March 31, 2013

Net Interest Income:
Interest income	$23,430	$33,750
Interest expense	3,390	5,181
Net Interest Income	20,040	28,569

Other Income (Loss):
Interest income on cash balances and other income (loss), net	(12)	33
Realized gain (loss) on sale of Mortgage-backed securities and other securities, net	3,716	(11,660)
Other loss on Mortgage-backed securities	(1,709)	(2,268)
Unrealized gain (loss) on Mortgage-backed securities and other securities, net	31,091	(54,759)
Gain on linked transactions, net	2,219	596
Gain (loss) on derivative instruments, net	(59,906)	14,840
Other Income (Loss), net	(24,601)	(53,218)

Operating Expenses:
General and administrative (includes $588 and $286 non-cash stock based compensation, respectively)	2,075	1,737
Management fee — related party	1,805	2,113
Total Operating Expenses	3,880	3,850

Net loss available to Common Stock and participating securities	$(8,441)	$(28,499)

Net loss per Common Share — Basic	$(0.32)	$(1.18)
Net loss per Common Share — Diluted	$(0.32)	$(1.18)
Dividends Declared per Share of Common Stock	$0.67	$—

See notes to unaudited financial statements.

Western Asset Mortgage Capital Corporation

Statement of Changes in Stockholders’ Equity (Unaudited)

(in thousands—except shares and share data)

	Common Stock		Additional Paid-	Retained Earnings (Accumulated)
	Shares	Par	In Capital	Deficit	Total
Balance at December 31, 2013	26,853,287	$268	$544,143	$(134,317)	$410,094
Grants of restricted stock	215,180	2	(2)	—	—
Vesting of restricted stock	—	—	651	—	651
Net loss	—	—	—	(8,441)	(8,441)
Dividends on common stock			4	(18,140)	(18,136)
Balance at March 31, 2014	27,068,467	$270	$544,796	$(160,898)	$384,168

See notes to unaudited financial statements.

Western Asset Mortgage Capital Corporation

Statement of Cash Flows (Unaudited)

(in thousands)

	For the three months ended March 31, 2014	For the three months ended March 31, 2013
Cash flows from operating activities:
Net loss	$(8,441)	$(28,499)
Adjustments to reconcile net loss to net cash provided by operating activities:
Premium amortization and (discount accretion), net	3,223	8,625
Restricted stock amortization expense	588	270
Unrealized (gain) loss on Mortgage-backed securities and other securities, net	(31,091)	54,759
Mark-to-market adjustments on linked transactions	(104)	(579)
Mark-to-market adjustments on derivative instruments	56,390	1,097
Other loss on Mortgage-backed securities	1,709	2,268
Realized (gain) loss on sale of Mortgage-backed securities and other securities, net	(3,716)	11,660
Realized loss on sale of Interest-Only Strips accounted for as derivatives, net	869	99
Realized gain on sale of TBAs, net	(2,370)	(601)
Realized gain on linked transaction, net	(1,290)	—
Changes in operating assets and liabilities:
Decrease (increase) in accrued interest receivable	(2,263)	2,039
Decrease (increase) in other assets	101	(85)
Increase (decrease) in accrued interest payable	(2,236)	383
Increase (decrease) in accounts payable and accrued expenses	(21)	554
Increase in payable to related party	164	189
Net cash provided by operating activities	11,512	52,179

Cash flows from investing activities:
Purchase of Mortgage-backed securities and other securities	(371,178)	(931,007)
Purchase of securities underlying linked transactions	—	(66,704)
Proceeds from sale of Mortgage-backed securities and other securities	114,021	1,528,357
Principal payments and basis recovered on Mortgage-backed securities and other securities	55,483	79,493
Principal payments and basis recovered on securities underlying linked transactions	3,018	569
Payment of premium for option derivatives	—	(4,675)
Premium received from option derivatives	—	3,750
Net settlements of TBAs	2,370	601
Premium for interest rate swaptions, net	—	(1,000)
Net cash provided by (used in) investing activities	(196,286)	609,384

Cash flows from financing activities:
Payment of offering costs	—	(67)
Proceeds from repurchase agreement borrowings	4,330,593	11,203,749
Proceeds from repurchase agreement borrowings underlying linked transactions	38,571	47,895
Repayments of repurchase agreement borrowings	(4,086,699)	(11,943,549)
Repayments of repurchase agreement borrowings underlying linked transactions	(87,044)	(4,025)
Repayment of cash overdraft	—	(5,666)
Due from counterparties	(2,387)	14,796
Due to counterparties	(31,848)	—
Dividends on common stock	(19,445)	(27,041)
Net cash provided by (used in) financing activities	141,741	(713,908)

Net decrease in cash and cash equivalents	(43,033)	(52,345)
Cash and cash equivalents beginning of period	48,525	56,292
Cash and cash equivalents end of period	$5,492	$3,947

Supplemental disclosure of operating cash flow information:
Interest paid	$3,275	$7,090
Supplemental disclosure of non-cash financing/investing activities:
Principal payments of mortgage-backed securities, not settled	$114	$—
Mortgage-backed securities sold, not settled	$2,442	$300,365
Mortgage-backed securities purchased, not settled	$(104,526)	$(219,704)
Mortgage-backed securities recorded upon unlinking of linked transactions	$(62,435)	$—
Deferred offering costs payable	$145	$—
Dividends and distributions declared, not paid	$18,136	$—

See notes to unaudited financial statements.

Western Asset Mortgage Capital Corporation

Notes to Financial Statements (Unaudited)

(in thousands-except share and per share data)

The following defines certain of the commonly used terms in these Notes to Financial Statements: “Agency” or “Agencies” refer to a federally chartered corporation, such as the Federal National Mortgage Association (“Fannie Mae” or “FNMA”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac” or “FHLMC”), or an agency of the U.S. Government, such as the Government National Mortgage Association (“Ginnie Mae” or “GNMA”); references to “MBS” refer to mortgage backed securities, including residential mortgage-backed securities or “RMBS”, commercial mortgage-backed securities or “CMBS”, and “Interest-Only Strips” (as defined herein);”Agency MBS” refer to RMBS, CMBS and Interest-Only Strips issued or guaranteed by the Agencies while “ Non-Agency MBS “ refer to RMBS, CMBS and Interest-Only Strips that are not issued or guaranteed by the Agencies; references to “ARMs” refers to adjustable rate mortgages; references to “Interest-Only Strips” refer to interest-only (“IO”) and inverse interest-only (“IIO”) securities issued as part of or collateralized with MBS.

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

Note 2 — Summary of Significant Accounting Policies

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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary have been made to present fairly the Company’s financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with Article 10 of Regulation S-X and the instructions to Form 10-Q. These financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission (“SEC”) on March 17, 2014. The results of operations for the period ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year or any future period.

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

The Company determines the fair value of derivative financial instruments by obtaining quotes from a third party pricing service, whose pricing is subject to review by the Manager’s pricing committee. In valuing its interest rate derivatives, such as swaps and swaptions, the Company considers the creditworthiness of both the Company and its counterparties, along with collateral provisions contained in each derivative agreement, from the perspective of both the Company and its counterparties. All of the Company’s interest rate swaps are either cleared through a central clearing house and subject to the clearing house margin requirements or subject to bilateral collateral arrangements. The Company’s agreements with its derivative counterparties also contain netting provisions; however the Company has elected to report the interest rate swaps on a gross basis.  No credit valuation adjustment was made in determining the fair value of interest rate derivatives.

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

The Company generally receives one independent pricing service price for each investment in the Company’s portfolio. The Manager has established a process to review and validate the pricing received from the independent pricing service and has a process for challenging prices received from the independent pricing service when necessary.  The Company utilizes our Manager’s policies in this regard.  The Company’s and the Manager’s review of the independent third party pricing data may consist of a review of the daily change in the prices provided by the independent pricing vendor which exceed established tolerances or comparisons to executed transaction prices.  The Manager’s pricing group, which functions independently from its portfolio management personnel, corroborates the price differences or changes in price by comparing the vendor price to alternate sources including other independent pricing services or broker quotations.  If the price change or difference cannot be corroborated, the Manager’s pricing group consults with the portfolio management team for market color in reviewing such pricing data as warranted.  To the extent that the Manager has information, typically in the form of broker quotations that would indicate that a price received from the independent pricing service is outside of a tolerance range, our Manager generally challenges the independent pricing service price.

To ensure proper fair value hierarchy, The Company and the Manager review the methodology used by the third party pricing service to understand whether observable market data is being utilized in the vendor’s pricing methodology.  Generally, this review is conducted annually, however ad-hoc reviews of the pricing methodology and the data does occur.  The review of the assumptive data received from the vendor includes comparing key inputs.  In addition, as part of the Company’s regular review of pricing, the Manager’s pricing group may have informal discussions with the independent pricing vendor regarding their evaluation methodology or the market data utilized in their determination. The conclusion that a price should be overridden in accordance with the Manager’s pricing methodology may impact the fair value hierarchy of the security for which such price has been adjusted.

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

The Company assesses its Agency MBS and its Non-Agency MBS, excluding Interest-Only Strips, rated AA and higher at the time of purchase for other-than-temporary impairment on at least a quarterly basis. When the fair value of an investment is less than its amortized cost at the balance sheet date of the reporting period for which impairment is assessed, the impairment is designated as either “temporary” or “other-than-temporary.” In deciding on whether or not a security is other-than-temporarily impaired, the Company considers several factors, including the nature of the investment, communications (if any) from the trustees of securitizations regarding the credit quality of the security, the severity and duration of the impairment, the cause of the impairment, and the Company’s intent not to sell the security and whether it is more likely than not that Company will not be required to sell the  security until recovery of its amortized cost basis.  An other-than-temporary impairment is deemed to have occurred when there is an adverse change in the expected cash flows (principal or interest) to be received and the fair value of the security is less than its carrying amount. In determining whether an adverse change in cash flows occurred, the present value of the remaining cash flows, as estimated at the initial transaction date (or the last date previously revised), is compared to the present value of the expected cash flows at the current reporting date.  The estimated cash flows reflect those a “market participant” would use and are discounted at a rate equal to the current yield used to accrete interest income. These adjustments are reflected in the Company’s Statement of Operations as Other loss on Mortgage-backed securities.

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

Certain of the Company’s MBS that are in an unrealized loss position at March 31, 2014 are not considered other-than-temporarily impaired because the Company has no intent to sell these investments, it is more likely than not that the Company will not be required to sell the investment before recovery of its amortized cost basis and the Company is not required to sell the security for regulatory or other reasons.

Sales of securities

Sales of securities are driven by the Company’s portfolio management process. The Company seeks to mitigate risks including those associated with prepayments and will opportunistically rotate the portfolio into securities the Company’s Manager believes have more favorable attributes. Strategies may also be employed to manage net capital gains, which need to be distributed for tax purposes. Realized gains or losses on sales of securities, including Agency Interest-Only Strips not characterized as derivatives, are included in the net Realized gain (loss) on sale of Mortgage-backed securities and other securities, net line item on the Statement of Operations, and are recorded at the time of disposition.  Realized gains or losses on sales of securities which are part of a linked transaction are included in Gain (loss) on linked transactions, net while realized gains losses on Interest-Only Strips which are characterized as derivatives are included in Gain (loss) on derivative instruments, net line item in the Statement of Operations. The cost of positions sold is calculated using the specific identification method.

Securities in an unrealized loss position at the end of each reporting period are evaluated by the Company’s Manager to determine whether the Company has the intent to sell such securities.  To the extent the Company has no intent to sell such investments and it is more likely than not that the Company will not be required to sell the investment before recovery of its amortized cost basis, such unrealized loss is included in Unrealized gain (loss) on Mortgage-backed securities and other securities, net in the Statement of Operations.  Otherwise, when the Company has determined its intent to sell such securities, the unrealized loss is characterized as a realized loss and included in Other loss on Mortgage-backed securities on the Statement of Operations.

Due from counterparties/Due to counterparties

Due from counterparties represents cash posted by the Company with its counterparties as collateral for the Company’s interest rate swaps and repurchase agreements. Due to counterparties represents cash posted with the Company by its counterparties as collateral under the Company’s interest rate swaps, interest rate swaptions and repurchase agreements.  To the extent the Company receives collateral other than cash from its counterparties such assets are not included in the Company’s Balance Sheet.  Notwithstanding the foregoing, if the Company either rehypothecates such assets or pledges the assets as collateral pursuant to a repurchase agreement, the cash received and the corresponding liability is reflected on the Balance Sheet.

Derivatives and hedging activities

Subject to maintaining its qualification as a REIT for U.S. federal income tax purposes, the Company utilizes derivative financial instruments, including interest rate swaps, swaptions, futures contracts, TBAs and Agency and Non-Agency Interest-Only Strips to hedge the interest rate risk associated with its portfolio and related borrowings. Derivatives are used for hedging purposes rather than speculation. The Company determines the fair value of its derivative positions and obtains quotations from a third party to facilitate the process of determining these fair values. If the Company’s hedging activities do not achieve the desired results, reported earnings may be adversely affected.

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

The Company also invests in Agency and Non-Agency Interest-Only Strips, swaptions, futures contracts and TBAs. The Company evaluates the terms and conditions of its holdings of Agency and Non-Agency Interest-Only Strips, swaptions, futures contracts and TBAs to determine if these instruments have the characteristics of an investment or should be considered a derivative under GAAP.  In determining the classification of its holdings of Interest-Only Strips, the Company evaluates the securities to determine if the nature of the cash flows has been altered from that of the underlying mortgage collateral. Generally, Interest-Only Strips for which the security represents a strip off of a mortgage pass through security will be considered a hybrid instrument classified as a MBS investment on the Balance Sheet utilizing the fair value option. Alternatively, those Interest-Only Strips, for which the underlying mortgage collateral has been included into a structured security that alters the cash flows from the underlying mortgage collateral, are accounted for as derivatives at fair value. Accordingly, Agency and Non-Agency Interest-Only Strips, swaptions, futures contracts and TBAs having the characteristics of derivatives are accounted for at fair value with such changes recognized in Gain (loss) on derivative instruments, net in its Statement of Operations, along with any interest earned (including accrued amounts). The carrying value of the Agency and Non-Agency Interest-Only Strips, accounted for as derivatives, is included in Mortgage-backed securities on the Balance Sheet. The carrying value of swaptions, futures contracts and TBAs is included in Derivative assets or Derivative liabilities on the Balance Sheet.

The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives.  An embedded derivative is separated from the host contact and accounted for separately when all of the guidance criteria are met.  Hybrid instruments that are remeasured at fair value through earnings, including the fair value option are not bifurcated.  Derivative instruments, including derivative instruments accounted for as liabilities, are recorded at fair value and are re-valued at each reporting date, with changes in the fair value together with interest earned (including accrued amounts) reported in the Gain (loss) on derivatives, net in the Statements of Operations.  See “Warrants” below.

Repurchase agreements

Mortgage-backed securities sold under repurchase agreements are treated as collateralized financing transactions, unless they meet sales treatment. Securities financed through a repurchase agreement remain on the Company’s Balance Sheet as an asset and cash received from the lender are recorded in the Company’s Balance Sheet as a liability, unless they are accounted for as linked transactions, described below.  Interest paid in accordance with repurchase agreements is recorded as interest expense, unless they are accounted for as linked transactions, described below.  The Company reflects all proceeds from repurchase agreement borrowings and repayment of repurchase agreement borrowings which are not linked transactions, including transactions pertaining to collateral received with respect to certain swap transactions, on a gross basis on the Statement of Cash Flows.

Linked transactions

In instances where the Company acquires securities through repurchase agreements with the same counterparty from which the securities were purchased, the Company evaluates such transactions in accordance with GAAP.  This guidance requires the initial transfer of a financial asset and repurchase financing that are entered into contemporaneously with, or in contemplation of, one another to be considered linked unless all of the criteria found in the guidance are met at the inception of the transaction. If the transaction meets all of the conditions, the initial transfer shall be accounted for separately from the repurchase financing, and the Company will record the securities and the related financing on a gross basis on its Balance Sheet with the corresponding interest income and interest expense in the Statements of Operations.  If the transaction is determined to be linked, the Company will record the initial transfer and repurchase financing on a net basis and record a forward commitment to purchase securities as a derivative instrument with changes in market value being recorded on the Statement of Operations. Such forward commitments are recorded at fair value with subsequent changes in fair value recognized in Gain (loss) on linked transactions, net on its Statement of Operations. The Company refers to these transactions as Linked Transactions. When or if a transaction is no longer considered to be linked, the real estate security and related repurchase financing will be reported on a gross basis. The unlinking of a transaction causes a realized event in which the fair value of the real estate security as of the date of unlinking will become the cost basis of the real estate security. The difference between the fair value on the unlinking date and the existing cost basis of the security will be the realized gain or loss.  Recognition of effective yield for such security will be calculated prospectively using the new cost basis.  For linked transactions, the Company reflects purchases and sales of securities within the investing section of the Statement of Cash Flows. Proceeds from repurchase agreements borrowings and repayments of repurchase agreement borrowings are reflected in the financing section of the Statement of Cash Flows.

Share-based compensation

The Company accounts for share-based compensation to its independent directors, to its employees, to its Manager and to employees of its Manager and its affiliates using the fair value based methodology prescribed by GAAP.  Compensation cost related to restricted common stock issued to the Company’s independent directors including any such restricted stock which is subject to a deferred compensation program, and employees of the Company is measured at its fair value at the grant date, and amortized into expense over the service period on a straight-line basis. Compensation cost related to restricted common stock issued to the Manager and to employees of the Manager, including officers of the Company who are employees of the Manager, and its affiliates is initially measured at fair value at the grant date, and amortized into expense over the vesting period on a straight-line basis and re-measured on subsequent dates to the extent the awards are unvested.

Warrants

For the Company’s warrants, the Company uses a variation of the adjusted Black-Scholes option valuation model to record the financial instruments at their relative fair values at issuance. The warrants issued with the Company’s common stock in the private placement to certain accredited institutional investors on May 15, 2012, were evaluated by the Company and were recorded at their relative fair value as a component of equity at the date of issuance.  See “Derivatives and hedging activities” above.

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

The Company may create and elect to treat certain subsidiaries as Taxable REIT Subsidiaries (“TRS”). In general, a TRS may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business. A TRS is subject to U.S. federal, state and local corporate income taxes, and its value may not exceed 25% of the value of the Company. While a TRS will generate net income, a TRS can declare dividends to the Company, which will be included in the Company’s taxable income and necessitate a distribution to its stockholders. Conversely, if the Company retains earnings at the TRS level, no distribution is required and it can increase book equity of the consolidated entity.  As of March 31, 2014, the Company did not have a TRS, or any other subsidiary.

The Company evaluates uncertain tax positions, if any, and classifies interest and penalties, if any, related to unrecognized tax benefits as a component of the provision for income taxes.

Offering costs

Offering costs borne by the Company in connection with the IPO and concurrent private placements completed on May 15, 2012 as well as its follow-on public stock offerings completed on October 3, 2012 and April 9, 2014 are, and will be, reflected as a reduction of additional paid-in-capital.

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

Recent accounting pronouncements

Accounting Standards to be Adopted in Future Periods

In April 2014, the Financial Accounting Standards Board issued updated guidance that changes the requirements for reporting discontinued operations.  Under the new guidance, a discontinued operation is defined as a disposal of a component of an entity or group of components of an entity that is disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.  The guidance is effective prospectively as of the first quarter of 2015, with early adoption permitted for new disposals or new classifications as held-for-sale.  The guidance is effective for annual periods beginning on or after December 15, 2014 and interim periods within annual periods beginning on or after December 15, 2015. Early adoption is permitted but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issue. The new guidance is not expected to have a material impact on the Company’s financial statements.

Note 3 — Fair Value of Financial Instruments

Fair Value Accounting Elections

The Company’s MBS are designated as available-for-sale and the Company has elected the fair value option for all of its MBS, and as a result, all changes in the fair value of such securities are reflected in the results of operations.

Financial Instruments carried at Fair Value

The following tables present the Company’s financial instruments carried at fair value as of March 31, 2014 and December 31, 2013, based upon the valuation hierarchy (dollars in thousands):

	March 31, 2014
	Fair Value
	Level I	Level II	Level III	Total
Assets
Agency RMBS	$—	$2,693,019	$—	$2,693,019
Agency and Non-Agency Interest-Only Strips accounted for as derivatives, included in MBS	—	110,330	—	110,330
Non-Agency RMBS	—	373,414	45,723	419,137
Agency and Non-Agency CMBS	—	14,590	10,718	25,308
Subtotal	—	3,191,353	56,441	3,247,794
Derivative assets	148	66,462	126	66,736
Non-Agency linked transactions	—	2,973	—	2,973
Total	$148	$3,260,788	$56,567	$3,317,503

Liabilities
Derivative liabilities	$30	$20,723	$—	$20,753
Total	$30	$20,723	$—	$20,753

	December 31, 2013
	Fair Value
	Level I	Level II	Level III	Total
Assets
Agency RMBS	$—	$2,360,073	$—	$2,360,073
Agency and Non-Agency Interest-Only Strips accounted for as derivatives, included in MBS	—	109,235	—	109,235
Non-Agency RMBS	—	352,056	6,152	358,208
Agency and Non-Agency CMBS	—	16,542	9,529	26,071
Subtotal	—	2,837,906	15,681	2,853,587
Derivative assets	—	105,826	—	105,826
Non-Agency linked transactions	—	18,559	—	18,559
Total	$—	$2,962,291	$15,681	$2,977,972

Liabilities
Derivative liabilities	$—	$4,673	$—	$4,673
Total	$—	$4,673	$—	$4,673

The following table presents additional information about the Company’s financial instruments, which are measured at fair value on a recurring basis for which the Company has utilized Level III inputs to determine fair value:

	Mortgage-backed securities		Derivative assets
$ in thousands	Three months ended March 31, 2014	Three months ended March 31, 2013	Three months ended March 31, 2014	Three months ended March 31, 2013
Beginning balance	$15,681	$—	$—	$—
Transfers into Level III from Level II	19,468	—	126	—
Transfers out Level III into Level II	—	—	—	—
Purchases	19,854	—	—	—
Sales and settlements	—	—	—	—
Principal repayments	—	—	—	—
Total net gains / (losses) included in net income
Realized gains/(losses), net	—	—	—	—
Other loss on Mortgage-backed securities	—	—	—	—
Unrealized gains/(losses), net	1,514	—	—	—
Premium and discount amortization, net	(76)	—	—	—
Ending balance	$56,441	$—	$126	$—

There were three transfers between hierarchy levels during operations for the three months ended March 31, 2014.  The assets which were transferred from Level II to Level III as of March 31, 2014, consisted of financial instruments for which there were no longer sufficient observable inputs to meet Level II criteria.  Valuation for these assets was based on information received from a third party pricing service which utilized significant unobservable inputs.  Accordingly, the Company determined that these assets should be classified as Level III assets.

The Company primarily utilizes an independent third party pricing services as the primary source for valuing the Company’s assets.  All valuations received from independent pricing services are non-binding.  The Company generally receives one independent pricing service price for each investment in its portfolio.  The Manager has established a process to review and validate the pricing received from the independent pricing service and has a process for challenging prices received from the independent pricing service when necessary.  The Company utilizes its Manager’s policies in this regard.  The Company’s and the Manager’s review of the independent third party pricing data may consist of a review of the daily change in the prices provided by the independent pricing vendor which exceed established tolerances or comparisons to executed transaction prices.  The Manager’s pricing group, which functions independently from its portfolio management personnel, corroborates the price differences or changes in price by comparing the vendor price to alternate sources including other independent pricing services or broker quotations.  If the price change or difference cannot be corroborated, the Manager’s pricing group consults with the portfolio management team for market color in reviewing such pricing data as warranted.  To the extent that the Manager has information, typically in the form of broker quotations that would indicate that a price received from the independent pricing service is outside of a tolerance range, the Manager generally challenges the independent pricing service price.  To ensure proper fair value hierarchy, the Company and the Manager review the methodology used by the third party pricing service to understand whether observable market data is being utilized in the vendor’s pricing methodology.  Generally, this review is conducted annually, however ad-hoc reviews of the pricing methodology and the data does occur.  In addition, as part of the Company’s regular review of pricing, the Manager’s pricing group may have informal discussions with the independent pricing vendor regarding their evaluation methodology or the market data utilized in their determination.

Other Fair Value Disclosures

Due from counterparties and Due to counterparties on the Company’s Balance Sheets are reflected at cost which approximates fair value.

The fair value of the repurchase agreements is based on an expected present value technique. This method discounts future estimated cash flows using rates the Company determined best estimate current market interest rates that would be offered for loans with similar characteristics and credit quality. The use of different market assumptions or estimation methodologies could have a material effect on the fair value amounts. At March 31, 2014, the Company’s borrowings under repurchase agreements had a fair value of approximately $2.8 billion and a carrying value of approximately $2.8 billion and would be considered a Level II fair value measurement.

Note 4 — Mortgage-Backed Securities

The following table presents certain information about the Company’s investment portfolio at March 31, 2014 and December 31, 2013 (dollars in thousands).  Real estate securities that are accounted for as a component of linked transactions are not reflected in the tables set forth in this note. See Note 7 for further details.

	March 31, 2014
	Principal Balance	Unamortized Premium (Discount), net	Discount Designated as Credit Reserve and OTTI	Amortized Cost	Unrealized Gain (Loss), net	Estimated Fair Value	Net Weighted Average Coupon (1)
Agency RMBS:
20-Year Mortgage	$793,497	$45,224	$—	$838,721	$(23,761)	$814,960	3.5%
30-Year Mortgage	1,672,689	140,958	—	1,813,647	(103,752)	1,709,895	3.8%
Agency RMBS Interest-Only Strips	N/A	N/A	N/A	166,427	1,737	168,164	4.5	%(2)
Agency and Non-Agency Interest-Only Strips, accounted for as derivatives (3)	N/A	N/A	N/A	N/A	N/A	110,330	3.3	%(2)
Non-Agency RMBS	478,240	7,394	(96,217)	389,417	9,722	399,139	5.4%
Non-Agency RMBS Interest- Only Strips	N/A	N/A	N/A	19,322	676	19,998	5.6%
Agency and Non-Agency CMBS	27,239	(3,097)	(732)	23,410	1,898	25,308	3.8%
Total	$2,971,665	$190,479	$(96,949)	3,250,944	$(113,480)	$3,247,794	4.0%

	December 31, 2013
	Principal Balance	Unamortized Premium (Discount), net	Discount Designated as Credit Reserve and OTTI	Amortized Cost	Unrealized Gain (Loss), net	Estimated Fair Value	Net Weighted Average Coupon (1)
Agency RMBS:
20-Year Mortgage	$504,023	$28,498	$—	$532,521	$(29,595)	$502,926	3.2%
30-Year Mortgage	1,677,863	144,356	—	1,822,219	(127,981)	1,694,238	3.8%
Agency RMBS Interest-Only Strips	N/A	N/A	N/A	158,825	4,084	162,909	4.4	%(2)
Agency and Non-Agency Interest-Only Strips, accounted for as derivatives (3)	N/A	N/A	N/A	N/A	N/A	109,235	4.6	%(2)
Non-Agency RMBS	469,983	(47,224)	(79,898)	342,861	7,857	350,718	2.5%
Non-Agency RMBS Interest- Only Strips	N/A	N/A	N/A	7,420	70	7,490	5.2%
Agency and Non-Agency CMBS	11,979	(3,446)	—	8,533	996	9,529	1.6%
CMBS Interest-Only Strips	N/A	N/A	N/A	16,682	(140)	16,542	4.7	%(2)
Total	$2,663,848	$122,184	$(79,898)	$2,889,061	$(144,709)	$2,853,587	3.6%

(1) Net weighted average coupon as of March 31, 2014 and December 31, 2013 is presented, net of servicing and other fees.

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

As of March 31, 2014 and December 31, 2013, the weighted average expected remaining term to the expected maturity of the investment portfolio, excluding linked transactions was 9.4 years and 8.5 years, respectively.

The components of the carrying value of the Company’s investment portfolio are as follows:

	March 31, 2014	December 31, 2013
Principal balance	$2,971,665	$2,663,848
Amortized cost of Interest-Only Strips	185,749	182,927
Carrying value of Agency and Non-Agency Interest-Only Strips accounted for as derivatives	110,330	109,235
Unamortized premium	214,364	183,324
Unamortized discount	(23,885)	(61,140)
Discount designated as Credit Reserve and OTTI	(96,949)	(79,898)
Gross unrealized gains	20,982	19,798
Gross unrealized losses	(134,462)	(164,507)
Fair value	$3,247,794	$2,853,587

The following tables present the changes in the components of the Company’s purchase discount and amortizable premium on its Non-Agency RMBS and Non-Agency CMBS for the three months ended March 31, 2014 and 2013 (dollars in thousands):

	Three months ended March 31, 2014
	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)	Amortizable Premium
Balance at beginning of period	$(79,898)	$(71,295)	$20,625
Accretion of discount	—	5,256	—
Amortization of premium	—	—	(3,469)
Realized credit losses	695	—	—
Purchases	(19,727)	(5,681)	6,683
Sales	14,719	21,971	—
Net impairment losses recognized in earnings	(477)	—	—
Unlinking of Linked Transactions	(13,889)	(297)	32,132
Transfers/release of credit reserve	1,628	(3,870)	2,242
Balance of end of period	$(96,949)	$(53,916)	$58,213

(1) Together with coupon interest, accretable purchase discount and amortizable premium is recognized as interest income over the life of the security.

	Three months ended March 31, 2013
	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)	Amortizable Premium
Balance at beginning of period	$(12,659)	$(5,523)	$12
Accretion of discount	—	771	—
Amortization of premium	—	—	327
Realized credit losses	119	—	—
Purchases	(107,415)	(25,423)	22,360
Sales	—	—	—
Net impairment losses recognized in earnings	—	—	—
Unlinking of Linked Transactions	—	—	—
Transfers/release of credit reserve	(525)	420	105
Balance of end of period	$(120,480)	$(29,755)	$22,804

(1) Together with coupon interest, accretable purchase discount and amortizable premium is recognized as interest income over the life of the security.

The following tables present the gross unrealized losses and estimated fair value of the Company’s MBS by length of time that such securities have been in a continuous unrealized loss position at March 31, 2014 and December 31, 2013:

	March 31, 2014
	Less than 12 Months			12 Months or More			Total
			Number			Number			Number
		Unrealized	of		Unrealized	of		Unrealized	of
	Fair Value	Losses	Securities	Fair Value	Losses	Securities	Fair Value	Losses	Securities
Agency RMBS:
20-Year Mortgage	$703,710	$(17,057)	136	$111,250	$(6,704)	9	$814,960	$(23,761)	145
30-Year Mortgage	670,864	(37,833)	55	1,000,103	(66,222)	118	1,670,967	(104,055)	173
Agency Interest-Only Strips	65,502	(4,650)	12	—	—	—	65,502	(4,650)	12
Non-Agency RMBS	94,592	(1,887)	17	—	—	—	94,592	(1,887)	17
Agency and Non-Agency CMBS	14,549	(109)	8	—	—	—	14,549	(109)	8
Total	$1,549,217	$(61,536)	228	$1,111,353	$(72,926)	127	$2,660,570	$(134,462)	355

	December 31, 2013
	Less than 12 Months			12 Months or More			Total
			Number			Number			Number
		Unrealized	of		Unrealized	of		Unrealized	of
	Fair Value	Losses	Securities	Fair Value	Losses	Securities	Fair Value	Losses	Securities
Agency RMBS:
20-Year Mortgage	$395,979	$(21,466)	52	$106,947	$(8,129)	8	$502,926	$(29,595)	60
30-Year Mortgage	1,242,871	(94,688)	151	439,811	(33,328)	26	1,682,682	(128,016)	177
Agency Interest-Only Strips	69,773	(4,210)	19	—	—	—	69,773	(4,210)	19
Non-Agency RMBS	104,706	(2,546)	18	—	—	—	104,706	(2,546)	18
Agency and Non-Agency CMBS	16,542	(140)	3	—	—	—	16,542	(140)	3
Total	$1,829,871	$(123,050)	243	$546,758	$(41,457)	34	$2,376,629	$(164,507)	277

At March 31, 2014, the Company did not intend to sell any of its MBS that were in an unrealized loss position, and it is “more likely than not” that the Company will not be required to sell these MBS before recovery of their amortized cost basis, which may be at their maturity.

The Company assesses its Agency MBS and Non-Agency MBS, excluding Interest-Only Strips, rated AA and higher at the time of purchase for other-than-temporary impairment on at least a quarterly basis. When the fair value of an investment is less than its amortized cost at the balance sheet date of the reporting period for which impairment is assessed, the impairment is designated as either “temporary” or “other-than-temporary.” In deciding on whether or not a security is other-than-temporarily impaired, the Company considers several factors, including the nature of the investment, communications (if any) from the trustees of securitizations regarding the credit quality of the security, the severity and duration of the impairment, the cause of the impairment, and the Company’s intent not to sell the security and that it is more likely than not that the Company will not be required to sell the security until recovery of its amortized cost.  In addition, an other-than-temporary impairment is deemed to have occurred when there is an adverse change in the expected cash flows (principal or interest) to be received and the fair value of the security is less than its carrying amount.  In determining whether an adverse change in cash flows occurred, the present value of the remaining cash flows, as estimated at the initial transaction date (or the last date previously revised), is compared to the present value of the expected cash flows at the current reporting date.  The estimated cash flows reflect those a “market participant” would use and are discounted at a rate equal to the current yield used to accrete interest income.  These adjustments are reflected in the Company’s Statement of Operations as Other loss on Mortgage-backed securities.

For Non-Agency MBS that rated below AA at the time of purchase and Agency and Non-Agency Interest-Only Strips, excluding Interest-Only Strips classified as derivatives, an other-than-temporary impairment is deemed to have occurred when there is an adverse change in the expected cash flows (principal or interest) to be received and the fair value of the beneficial interest is less than its carrying amount.  Other than for “plain-vanilla” variable rate Non-Agency MBS the Company does not bifurcate the loss between credit loss and loss attributed to change in interest rates, therefore, the entire loss is recorded as other-than-temporary.  These adjustments are reflected in the Company’s Statement of Operations as Other loss on Mortgage-backed securities. In determining whether an adverse change in cash flows occurred, the present value of the remaining cash flows, as estimated at the initial transaction date (or the last date previously revised), is compared to the present value of the expected cash flows at the current reporting date.  The estimated cash flows reflect those a “market participant” would use and are discounted at a rate equal to the current yield used to accrete interest income. If an other-than-temporary impairment is recognized as a result of this analysis, the yield is maintained at the current accretion rate. The last revised estimated cash flows are then used for future impairment analysis purposes.  The Company’s prepayment speed estimate is the primary assumption used to determine other-than temporary-impairments for Interest-Only Strips, excluding Agency and Non-Agency Interest-Only Strips accounted for as derivatives, for three months ended March 31, 2014 and 2013.

The Company recorded other-than-temporary-impairments for the three months ended March 31, 2014 of approximately $1.2 million and approximately $2.3 million for the three months ended March 31, 2013, respectively, for Agency IOs, Agency IIOs and 20-year Agency RMBS.  The Company recorded approximately $477 thousand of other-than-temporary impairments for the three months ended March 31, 2014 and $0 for the three months ended March 31, 2013, respectively for Non-Agency MBS.  The Company recorded no other-than-temporary-impairments for the three months ended March 31, 2014 and 2013 for CMBS Interest-Only Strips.  Other-than-temporary-impairments are reported as Other loss on Mortgage-backed securities in the Company’s Statement of Operations.

The following tables present components of interest income on the Company’s MBS (dollars in thousands).

	For the three months ended March 31, 2014
		Net (Premium
		Amortization/
		Amortization
		Basis)
	Coupon	Discount	Interest
	Interest	Amortization	Income
Agency RMBS	$29,774	$(12,063)	$17,711
Non-Agency RMBS	4,757	738	5,495
Agency and Non-Agency CMBS	47	177	224
Total	$34,578	$(11,148)	$23,430

	For three months ended March 31, 2013
		Net (Premium
		Amortization/
		Amortization
		Basis)
	Coupon	Discount	Interest
	Interest	Amortization	Income
Agency RMBS	$50,519	$(18,349)	$32,170
Non-Agency RMBS	482	1,098	1,580
Total	$51,001	$(17,251)	$33,750

The following tables present the sales of the Company’s MBS (dollars in thousands):

	For the three months ended March 31, 2014
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Agency RMBS (1)	$13,287	$16	$(869)	$(853)
Non-Agency RMBS	103,176	4,235	(535)	3,700
Total	$116,463	$4,251	$(1,404)	$2,847

(1)	Includes proceeds for Agency Interest-Only Strips, accounted for as derivatives, of approximately $11.2 million and gross realized losses of $869 thousand.

	For the three months ended March 31, 2013
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Agency RMBS (1)	$1,828,722	$8,646	$(20,405)	$(11,759)
Total	$1,828,722	$8,646	$(20,405)	$(11,759)

(1)	Includes proceeds for Agency Interest-Only Strips, accounted for as derivatives, of approximately $8.4 million and gross realized losses of $99 thousand.

Note 5 — Borrowings under Repurchase Agreements

As of March 31, 2014, the Company had master repurchase agreements with 20 counterparties.  As of March 31, 2014, the Company had borrowings under repurchase agreements with 16 counterparties.  The following tables summarize certain characteristics of the Company’s repurchase agreements at March 31, 2014 and December 31, 2013 (dollars in thousands):

	March 31, 2014
Securities Pledged	Repurchase Agreement Borrowings	Weighted Average Interest Rate on Borrowings Outstanding at end of period	Weighted Average Remaining Maturity (days)
Agency RMBS	$2,529,527	0.39%	28
Non-Agency RMBS	279,142	1.69%	31
Agency and Non-Agency CMBS	14,292	1.43%	71
Total	$2,822,961	0.52%	29

	December 31, 2013
Securities Pledged	Repurchase Agreement Borrowings	Weighted Average Interest Rate on Borrowings Outstanding at end of period	Weighted Average Remaining Maturity (days)
Agency RMBS	$2,331,276	0.43%	24
Non-Agency RMBS	230,247	1.71%	18
Agency and Non-Agency CMBS	17,544	1.33%	58
Total	$2,579,067	0.55%	24

For the three months ended March 31, 2014, the Company had average borrowings under its repurchase agreements of approximately $2.6 billion, had a maximum month-end balance during the period of approximately $2.8 billion. The Company had accrued interest payable at March 31, 2014 of approximately $1.8 million.  For the three months ended March 31, 2013, the Company had average borrowings under its repurchase agreements of approximately $4.6 billion, had a maximum month-end balance during the period of approximately $4.8 billion and accrued interest payable of approximately $1.5 million.

The repurchase agreements bear interest at a contractually agreed-upon rate and typically have terms ranging from one month to three months.  The Company’s repurchase agreement borrowings are accounted for as secured borrowings when the Company maintains effective control of the financed assets.  Under the repurchase agreements, the respective lender retains the right to determine the fair value of the underlying collateral. A reduction in the value of pledged assets requires the Company to post additional securities as collateral, pay down borrowings or establish cash margin accounts with the counterparties in order to re-establish the agreed-upon collateral requirements, and is referred to as a margin call.  The inability of the Company to post adequate collateral for a margin call by the counterparty, in a timeframe as short as the close of the same business day, could result in a condition of default under the Company’s repurchase agreements, thereby enabling the counterparty to liquidate the collateral pledged by the Company, which may have a material adverse effect on the Company’s financial position, results of operations and cash flows.  During 2013, the volatility in both the Agency and Non-Agency MBS markets necessitated the Company being required to post additional collateral with respect to its repurchase agreements.  The Company was able to satisfy the requirement for incremental collateral by utilizing unpledged assets and cash on hand.  In addition, during the second and third quarters of 2013, the Company also rehypothecated pledged U.S. Treasury securities it received from its interest rate swap counterparties as incremental collateral in order to generate additional cash proceeds in order to satisfy such margin requirements.   The maximum amount of repurchase borrowings for the rehypothecated securities was $130.7 million during the year ended December 31, 2013.  At March 31, 2014 and December 31, 2013, the Company did not have any rehypothecated U.S. Treasury securities.

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

Further, if the Company is unable to renew, replace or expand repurchase financing with other sources of financing on substantially similar terms it may have a material  adverse effect on the Company’s financial position, results of operations and cash flow, due to the long term nature of the Company’s investments and relatively short-term maturities of the Company’s repurchase agreements.  The financial covenants of certain of the repurchase agreements require the Company to maintain certain equity and leverage metrics, the most restrictive of which include a limit on leverage based on the composition of the Company’s portfolio.

At March 31, 2014, repurchase agreements collateralized by MBS had the following remaining maturities.

(dollars in thousands)	Balance
Overnight	$4,439
1 to 29 days	1,788,511
30 to 59 days	802,457
60 to 89 days	167,668
90 to 119 days	51,219
Greater than or equal to 120 days	8,667
Total	$2,822,961

As discussed in Note 2, for any transactions determined to be linked, the initial transfer and repurchase financing will be recorded as a forward commitment to purchase assets. At March 31, 2014, the Company had repurchase agreements of approximately $12.7 million that were accounted for as linked transactions.  At December 31, 2013, the Company had repurchase agreements of approximately $61.2 million that were accounted for as linked transactions. Linked repurchase agreements are not included in the tables above. See Note 7 for details.

At March 31, 2014, the following table reflects amounts of collateral at risk under its repurchase agreements greater than 10% of the Company’s equity with any counterparty, including linked transactions.

	March 31, 2014 (dollars in thousands)
Counterparty	Amount Collateral at Risk, at fair value	Weighted Average Remaining Maturity (days)	Percentage of Stockholders’ Equity
Barclays Capital Inc.	$80,151	16	20.9%
Credit Suisse Securities (USA) LLC	55,763	24	15.3%

Note 6 — Collateral Positions

The following tables summarize the Company’s collateral positions, with respect to its borrowings under repurchase agreements, derivatives and clearing margin accounts at March 31, 2014 and December 31, 2013 (dollars in thousands):

	March 31, 2014
	Assets Pledged- Fair Value	Accrued Interest	Fair Value of Assets Pledged and Accrued Interest
Assets pledged for borrowings under repurchase agreements:
Agency RMBS	$2,691,645	$11,060	$2,702,705
Non-Agency RMBS	392,032	893	392,925
Agency and Non-Agency CMBS	19,172	101	19,273
Cash (1)	11,074	—	11,074
Cash collateral for derivatives (1):	46,747	—	46,747
Total	$3,160,670	$12,054	$3,172,724

	December 31, 2013
	Assets Pledged- Fair Value	Accrued Interest	Fair Value of Assets Pledged and Accrued Interest
Assets pledged for borrowings under repurchase agreements:
Agency RMBS	$2,463,347	$10,453	$2,473,800
Non-Agency RMBS	332,003	443	332,446
Agency and Non-Agency CMBS	23,597	159	23,756
Cash (1)	32,597	—	32,597
Cash collateral for derivatives (1):	22,837	—	22,837
Total	$2,874,381	$11,055	$2,885,436

(1)         Cash posted as collateral is included in Due from counterparties on the Company’s Balance Sheets.

A reduction in the value of pledged assets typically results in the repurchase agreement counterparties, derivative counterparties and clearing margin counterparties initiating a daily margin call.  At March 31, 2014 and December 31, 2013, MBS held by counterparties as security for repurchase agreements totaled approximately $3.1 billion and approximately $2.8 billion, respectively. Cash collateral held by counterparties at March 31, 2014 and December 31, 2013 was approximately $57.8 million and $55.4 million, respectively.  Cash posted by counterparties at March 31, 2014 and December 31, 2013, was approximately $34.0 million and $65.9, respectively.

Note 7 — Derivative Instruments

The Company’s derivatives currently include interest rate swaps (“interest rate swaps”), interest rate swaptions, futures contracts, TBAs, linked transactions, Agency and Non-Agency Interest-Only Strips that are classified as derivatives, and options.

Interest rate swaps and interest rate swaptions

The Company is exposed to certain risks arising from both its business operations and economic conditions.  Specifically, the Company’s primary source of debt funding is repurchase agreements and the Company enters into derivative financial instruments to manage exposure to variable cash flows on portions of its borrowings under those repurchase agreements.  Since the interest rates on repurchase agreements typically change with market interest rates such as LIBOR, the Company is exposed to constantly changing interest rates, which accordingly affects cash flows associated with these rates on its borrowings.  To mitigate the effect of changes in these interest rates, the Company enters into interest rate swap agreements which help to mitigate the volatility in the interest rate exposures and their related cash flows.  Interest rate swaps generally involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the interest rate swap without exchange of the underlying notional amount.  Notwithstanding the foregoing, in order to manage its hedge position with regard to its liabilities, the Company on occasion will enter into interest rate swaps which involve the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the interest rate swap without exchange of the underlying notional amount. The Company also enters into interest rate swaptions to help mitigate the effects of increases in interest rates on a portion of its borrowings under repurchase agreements. Interest rate swaptions provide the Company the option to enter into an interest rate swap agreement for a predetermined notional amount, stated term and pay and receive interest rates in the future.

While the Company has not elected to account for its interest rate swap derivative instruments as “hedges” under GAAP, it does not use interest rate swaps and swaptions for speculative purposes, but rather uses such instruments to manage interest rate risk and views them as economic hedges.  Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings together with periodic net interest settlement amounts.

The Company’s interest rate swaps, interest rate swaptions, futures contracts, TBA derivative instruments and linked transactions consisted of the following at March 31, 2014 and December 31, 2013 (dollars in thousands):

			March 31, 2014
Derivative Instrument	Designation	Balance Sheet Location	Notional Amount	Fair Value, excluding accrued interest	Accrued Interest Payable
Interest rate swaps, assets	Non-Hedge	Derivative assets, at fair value	$2,267,450	$64,246	$2,419
Interest rate swaptions, assets	Non-Hedge	Derivative assets, at fair value	2,200,000	1,588	—
Futures contract, assets	Non-Hedge	Derivative asset, at fair value	592,000	148	—
TBA securities, assets	Non-Hedge	Derivative assets, at fair value	467,000	754	—
Total derivative instruments, assets			5,526,450	66,736	2,419
Interest rate swaps, liability	Non-Hedge	Derivative liability, at fair value	2,332,400	(18,330)	3,959
Interest rate swaptions, liability	Non-Hedge	Derivative liability, at fair value	100,000	—	—
Futures contract, liability	Non-Hedge	Derivative asset, at fair value	592,000	(30)	—
TBA securities, liabilities	Non-Hedge	Derivative liability, at fair value	813,000	(2,393)	—
Total derivative instruments, liabilities			3,837,400	(20,753)	3,959
Linked transactions (1)	Non-Hedge	Linked transactions, net, at fair value	9,840	2,973	(43)
Total derivative instruments			$9,373,690	$48,956	$6,335

(1) Notional amount represents the current face of the securities comprising the linked transactions.

			December 31, 2013
Derivative Instrument	Designation	Balance Sheet Location	Notional Amount	Fair Value, excluding accrued interest	Accrued Interest Payable
Interest rate swaps, assets	Non-Hedge	Derivative assets, at fair value	$2,135,950	$94,614	$9,994
Interest rate swaptions, assets	Non-Hedge	Derivative assets, at fair value	2,200,000	11,177	—
TBA securities, assets	Non-Hedge	Derivative assets, at fair value	13,600	35	—
Total derivative instruments, assets			4,349,550	105,826	9,994
Interest rate swaps, liability	Non-Hedge	Derivative liability, at fair value	678,900	(3,202)	(26)
Interest rate swaptions, liability	Non-Hedge	Derivative liability, at fair value	100,000	(264)	—
TBA securities, liabilities	Non-Hedge	Derivative liability, at fair value	176,400	(1,207)	—
Total derivative instruments, liabilities			955,300	(4,673)	(26)
Linked transactions (1)	Non-Hedge	Linked transactions, net, at fair value	56,028	18,559	(207)
Total derivative instruments			$5,360,878	$119,712	$9,761

(1) Notional amount represents the current face of the securities comprising the linked transactions.

The following tables summarize the average fixed pay rate and average maturity for the Company’s interest rate swaps as of March 31, 2014 and December 31, 2013 (excludes interest rate swaptions) (dollars in thousands):

	March 31, 2014
Remaining Interest Rate interest rate swap Term	Notional Amount	Average Fixed Pay Rate	Average Maturity (Years)	Forward Starting
1 year or less	$215,900	0.4%	0.6	—%
Greater than 1 year and less than 3 years	729,100	0.5	1.9	—
Greater than 3 years and less than 5 years	1,104,800	1.5	4.5	—
Greater than 5 years	2,023,050	2.7	10.9	32.3
Total	$4,072,850	1.9%	7.0	16.1%

	December 31, 2013
Remaining Interest Rate interest rate swap Term	Notional Amount	Average Fixed Pay Rate	Average Maturity (Years)	Forward Starting
1 year or less	$215,900	0.4%	0.8	—%
Greater than 1 year and less than 3 years	179,100	0.5	1.9	—
Greater than 3 years and less than 5 years	574,200	1.3	4.4	—
Greater than 5 years	1,718,650	2.4	10.8	28.6
Total	$2,687,850	1.9%	8.0	18.3%

The following tables summarize the average variable pay rate and average maturity for the Company’s interest rate swaps as of March 31, 2014 and December 31, 2013 (excludes interest rate swaptions) (dollars in thousands):

	March 31, 2014
Remaining Interest Rate interest rate swap Term	Notional Amount	Average Variable Pay Rate	Average Maturity (Years)	Forward Starting
Greater than 3 years and less than 5 years	$281,000	0.2%	4.9	—%
Greater than 5 years	246,000	0.2	12.5	—
Total	$527,000	0.2%	8.4	—%

	December 31, 2013
Remaining Interest Rate interest rate swap Term	Notional Amount	Average Variable Pay Rate	Average Maturity (Years)	Forward Starting
Greater than 3 years and less than 5 years	$81,000	0.2%	4.8	—%
Greater than 5 years	46,000	0.2	24.1	—
Total	$127,000	0.2%	11.8	—%

The Company’s agreements with certain of its bilateral interest rate swap counterparties may be terminated at the option of the counterparty if the Company does not maintain certain equity and leverage metrics, the most restrictive of which contain provisions which become more restrictive based upon portfolio composition.  Through March 31, 2014, the Company was in compliance with the terms of such financial tests.

At March 31, 2014, the Company had entered into six swaptions with notional amounts ranging from $100.0 million to $1.5 billion which expire between May 1, 2014 and October 28, 2014. If exercised, the Company can enter into seven year and ten year fixed pay swap agreement with a fixed pay rate between 2.74% and 3.73%.  At March 31, 2014, the Company had also entered into a swaption with a notional amount of $100.0 million that expires in May 1, 2014.  If exercised, the Company can enter into a ten-year variable pay swap agreement with a fixed receive rate of 3.98%.

The Company has minimum collateral posting thresholds with certain of its derivative counterparties, including with its clearing broker for cleared swaps, for which it typically pledges cash.  As of March 31, 2014 and December 31, 2013, the Company had cash pledged as collateral of approximately $46.7 million and $22.8 million, respectively, which is reported on the Balance Sheet as Due from counterparties. The Company received cash of approximately $29.5 million and $62.7 as collateral against derivatives at March 31, 2014 and December 31, 2013, respectively, which is reported on the Balance Sheet as Due to counterparties.  As of March 31, 2014, the Company has swaps with two counterparties that are based in England and Switzerland, with fair values in an asset position of approximately $13.0 million and $25.2 million and notional balances of $321.8 million and $825.1 million, respectively.  At December 31, 2013, the Company had swaps with fair values in an asset position of $19.4 million and $34.2 million and notional balances of $321.8 million and $825.1 million with these two counterparties. Included in the $29.5 million and $62.7 million received by the Company is cash posted as collateral by these two counterparties of approximately $23.0 and $42.7 million at March 31, 2014 and December 31, 2013, respectively.

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

To-be-announced securities

The Company also purchased or sold TBAs.  As of March 31, 2014 and December 31, 2013, the Company had contracts to purchase (“long position”) and sell (“short position”) TBAs on a forward basis.  Following is a summary of the Company’s long and short TBA positions reported in Derivative assets, at fair value on the Balance Sheet as of March 31, 2014 and December 31, 2013 (dollars in thousands):

	March 31, 2014		December 31, 2013
	Notional Amount	Fair Value	Notional Amount	Fair Value
Purchase contracts, asset	$250,000	$195	$13,600	$35
Sale contracts, asset	(217,000)	559	—	—
TBA securities, asset	33,000	754	13,600	35
Purchase contracts, liability	540,000	(1,816)	176,400	(1,207)
Sale contracts, liability	(273,000)	(577)	—	—
TBA securities, liability	267,000	(2,393)	176,400	(1,207)
TBA securities, net	$300,000	$(1,639)	$190,000	$(1,172)

The following table presents additional information about the Company’s contracts to purchase and sell TBAs for the three months ended March 31, 2014 (dollars in thousands):

	Notional Amount as of December 31, 2013	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount as of March 31, 2014
Purchase of TBAs	$190,000	1,970,000	$(1,370,000)	$790,000
Sale of TBAs	$—	1,860,000	$(1,370,000)	$490,000

Futures Contracts

The Company also entered into Eurodollar futures during the three months ended March 31, 2014. As of March 31, 2014, the Company had purchase contracts (“long position”), representing a notional amount of $592.0 million with an expiration date of June 2016. In addition, as of March 31, 2014, the Company had contracts to sell (“short position”), representing a notional amount of $592.0 million with an expiration date of June 2018.

Gain (loss) on derivative instruments

The below table summarizes the effect of interest rate swaps, swaptions, options, futures contracts, Agency and Non-Agency Interest-Only Strips as derivatives and TBAs reported in Gain (loss) on derivative instruments, net on our Statement of Operations for the three months ended March 31, 2014 and 2013 (dollars in thousands):

	Three months ended March 31, 2014
Description	Realized Gain (Loss), net	Contractual interest income (expense), net(1)	Basis Recovery	Mark-to- market adjustments	Total

Interest rate swaps	$2	$(7,853)	$—	$(45,496)	$(53,347)
Interest rate swaptions	—		—	(9,324)	(9,324)
Agency and Non-Agency Interest-Only Strips— accounted for as derivatives	(869)	8,426	(5,592)	(1,220)	745
Futures contracts	—	—	—	118	118
TBAs	2,370	—	—	(468)	1,902
Total	$1,503	$573	$(5,592)	$(56,390)	$(59,906)

	Three months ended March 31, 2013
Description	Realized Gain (Loss), net	Contractual interest income (expense), net(1)	Basis Recovery	Mark-to- market adjustments	Total

Interest rate swaps	$18,258	$(4,582)	$—	$1,858	$15,534
Interest rate swaptions	—	—	—	(1,506)	(1,506)
Agency Interest-Only Strips— accounted for as derivatives	(99)	5,943	(4,185)	(2,348)	(689)
Options	—	—	—	(324)	(324)
TBAs	601	—	—	1,224	1,825
Total	$18,760	$1,361	$(4,185)	$(1,096)	$14,840

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

The following table presents certain information related to the securities and repurchase agreements accounted for as part of linked transaction which is reported in Linked transactions, net, at fair value on the Balance Sheet at March 31, 2014, and Gain (loss) on linked transactions, net on the Statement of Operations for the three months ended March 31, 2014 and 2013 (dollars in thousands):

		For the three months ended March 31, 2014					Weighted
Instrument	Fair Value(2)	Net Interest Income(1) (Expense)	Mark-to-market adjustments on linked transactions	Net Realized Gain (loss)	Gain (loss) on linked transactions, net	Weighted Average Coupon / Cost of Funds(2)	Average Life (years)/ Weighted Average days to Maturity(2)
Non-Agency RMBS	$15,687	$928	$226	$1,290	$2,444	31.1%	10.5 years
Non-Agency Repurchase Agreement	(12,714)	(225)	—		(225)	1.56%	17 days
Linked transactions, net, at fair value	$2,973	$703	$226	$1,290	$2,219	n/a	n/a

(1)             Net interest income includes amortization of premium of approximately $2.2 million for Non-Agency RMBS.

(2)             Includes information only for linked transactions at March 31, 2014.

		For the three months ended March 31, 2013					Weighted
Instrument	Fair Value(2)	Net Interest Income(1) (Expense)	Mark-to-market adjustments on linked transactions	Net Realized Gain (loss)	Gain (loss) on linked transactions, net	Weighted Average Coupon / Cost of Funds(2)	Average Life (years)/ Weighted Average days to Maturity(2)
Non-Agency RMBS	$66,715	$435	$250	$—	$685	0.8%	6.7 years
Non-Agency Repurchase Agreement	(43,871)	(89)	—	—	(89)	1.79%	37 days
Linked transactions, net, at fair value	$22,844	$346	$250	$—	$596	n/a	n/a

(1)             Net interest income includes accretion of discount of $329 thousand for Non-Agency RMBS.

(2)             Includes information only for linked transactions at March 31, 2013.

At March 31, 2014, the Company pledged MBS accounted for as linked transactions with a fair value of approximately $15.7 million as collateral for the related linked repurchase agreements. The Company reduces credit risk on the majority of its derivative instruments by entering into agreements that permit the closeout and netting of transactions with the same counterparty upon occurrence of certain events.

Note 8 — Offsetting Assets and Liabilities

The following tables present information about certain assets and liabilities that are subject to master netting agreements (or similar agreements) and can potentially be offset on the Company’s Balance Sheets at March 31, 2014 and December 31, 2013:

Offsetting of Derivative Assets

As of March 31, 2014

	Gross	Gross	Net Amounts of Assets	Gross Amounts Not Offset in the Balance Sheet
$s in thousands Description	Amounts of Recognized Assets	Amounts Offset in the Balance Sheet	presented in the Balance Sheet	Financial Instruments (1)	Cash Collateral Received	Net Amount
Agency and Non-Agency Interest-Only Strips, accounted for as derivatives included in MBS	$110,330	$—	$110,330	$(98,087)	$—	$12,243
Derivative asset, at fair value	66,736	—	66,736	(8,217)	(29,380)	29,139
Linked transactions, net, at fair value	15,687	(12,714)	2,973	—	—	2,973
Total	$192,753	$(12,714)	$180,039	$(106,304)	$(29,380)	$44,355

Offsetting of Derivative Liabilities and Repurchase agreements

As of March 31, 2014

	Gross	Gross	Net Amounts of Liabilities	Gross Amounts Not Offset in the Balance Sheet
$s in thousands Description	Amounts of Recognized Liabilities	Amounts Offset in the Balance Sheet	presented in the Balance Sheet	Financial Instruments (1)	Cash Collateral Pledged(1)	Net Amount
Derivative liability, at fair value(2)	$20,753	$—	$20,753	$(8,217)	$(10,838)	$1,698
Repurchase Agreements(3)	2,822,961	—	2,822,961	(2,822,961)	—	—
	$2,843,714	$—	$2,843,714	$(2,831,178)	$(10,838)	$1,698

(1) Amounts disclosed in the Financial Instruments column of the table above represent securities collateral pledged that is available to be offset against liability balances associated with repurchase agreement and derivative transactions. Amounts disclosed in the Cash Collateral Pledged column of the table above represents amounts pledged as collateral against derivative transactions.

(2) Cash collateral pledged against the Company’s derivative counterparties was approximately $46.7 million as of March 31, 2014.

(3) The fair value of securities pledged against the Company’s repurchase agreements was approximately $3.1 billion as of March 31, 2014.

Offsetting of Derivative Assets

As of December 31, 2013

			Net Amounts of	Gross Amounts Not Offset in the
	Gross	Gross	Assets	Balance Sheet
$s in thousands Description	Amounts of Recognized Assets	Amounts Offset in the Balance Sheet	presented in the Balance Sheet	Financial Instruments (1)	Cash Collateral Received	Net Amount
Agency and Non-Agency Interest-Only Strips, accounted for as derivatives included in MBS	$109,235	$—	$109,235	$(109,235)	$—	$—
Derivative asset, at fair value	105,826	—	105,826	(3,501)	(62,651)	39,674
Linked transactions, net, at fair value	79,746	(61,187)	18,859	—	—	18,559
Total	$294,807	$(61,187)	$233,620	$(112,736)	$(62,651)	$58,233

Offsetting of Derivative Liabilities and Repurchase agreements

As of December 31, 2013

			Net Amounts of	Gross Amounts Not Offset in the
	Gross	Gross	Liabilities	Balance Sheet
$s in thousands Description	Amounts of Recognized Liabilities	Amounts Offset in the Balance Sheet	presented in the Balance Sheet	Financial Instruments (1)	Cash Collateral Pledged(1)	Net Amount
Derivative liability, at fair value(2)	$4,673	$—	$4,673	$(3,501)	$—	$1,172
Repurchase Agreements(3)	2,579,067	—	2,579,067	(2,579,067)	—	—
	$2,583,740	$—	$2,583,740	$(2,582,568)	$—	$1,172

(1) Amounts disclosed in the Financial Instruments column of the table above represent securities collateral pledged that is available to be offset against liability balances associated with repurchase agreement and derivative transactions. Amounts disclosed in the Cash Collateral Pledged column of the table above represents amounts pledged as collateral against derivative transactions.

(2) Cash collateral pledged against the Company’s Swaps was approximately $22.8 million as of December 31, 2013.

(3) The fair value of securities pledged against the Company’s repurchase agreements was approximately $2.8 billion as of December 31, 2013.

Certain of the Company’s repurchase agreement and derivative transactions are governed by underlying agreements that generally provide for a right of setoff in the event of default or in the event of a bankruptcy of either party to the transaction.

Note 9 — Related Party Transactions

Management Agreement

In connection with the Company’s IPO in May 2012, the Company entered into a management agreement (the “Management Agreement”) with the Manager, which describes the services to be provided by the Manager and compensation for such services.  The Manager is responsible for managing the Company’s operations, including: (i) performing all of its day-to-day functions; (ii) determining investment criteria in conjunction with the board of directors; (iii) sourcing, analyzing and executing investments, asset sales and financings; (iv) performing asset management duties; and (v) performing financial and accounting management, subject to the direction and oversight of the Company’s board of directors. Pursuant to the terms of the Management Agreement, the Manager is paid a management fee equal to 1.50% per annum of the Company’s stockholders’ equity (as defined in the Management Agreement), calculated and payable (in cash) quarterly in arrears. For purposes of calculating the management fee, “stockholders’ equity” means the sum of the net proceeds from any issuances of the Company’s equity securities since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus retained earnings, calculated in accordance with GAAP, at the end of the most recently completed fiscal quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less any amount paid for repurchases of the Company’s shares of common stock, excluding any unrealized gains, losses or other non-cash items, including  OTTI charges included in other loss on MBS, unrealized gain (loss) on MBS and other securities and non-cash portion of gain (loss) on derivative instruments, that have impacted stockholder’s equity as reported in the Company’s financial statements prepared in accordance with GAAP, regardless of whether such items are included in other comprehensive income or loss, or in net income, and excluding one-time events pursuant to changes in GAAP and certain other non-cash charges after discussions between the Manager and the Company’s independent directors and after approval by a majority of the Company’s independent directors. However, if the Company’s stockholders’ equity for any given quarter is negative based on the calculation described above, the Manager will not be entitled to receive any management fee for that quarter.

In addition, the Company may be required to reimburse the Manager for certain expenses as described below, and shall reimburse for the compensation paid to the Company’s CFO. Expense reimbursements to the Manager are made in cash on a monthly basis following the end of each month. The Company’s reimbursement obligation is not subject to any dollar limitation. Because the Manager’s personnel perform certain legal, accounting, due diligence tasks and other services that outside professionals or outside consultants otherwise would perform, the Manager may be paid or reimbursed for the documented cost of performing such tasks, provided that such costs and reimbursements are in amounts which are no greater than those which would be payable to outside professionals or consultants engaged to perform such services pursuant to agreements negotiated on an arm’s-length basis.

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

For the three months ended March 31, 2014 and 2013, the Company incurred approximately $1.8 million and approximately $2.1 million in management fees, respectively.

In addition to the management fee, the Company is also responsible for reimbursing the Manager for certain expenses paid by the Manager on behalf of the Company and for certain services provided by the Manager to the Company.  For the three months ended March 31, 2014 and 2013, the Company recorded expenses included in general and administrative expense totaling approximately $210 thousand and approximately $9 thousand, respectively related to employee costs and benefits associated with the Company’s sole employee paid by the Manager on behalf of the Company.  As of January 1, 2014, the aforementioned employee became an employee of the Manager and going forward the Company will reimburse the Manager for such employee’s compensation including employee benefits.  Any such expenses incurred by the Manager and reimbursed by the Company, including the employee compensation expense discussed above, are typically included in the Company’s general and administrative expense on its Statement of Operations, or may be reflected on the Balance Sheet and associated statement of changes in stockholders’ equity, based on the nature of the item.  At March 31, 2014 and December 31, 2013, approximately $1.8 million and approximately $1.8 million, respectively for management fees incurred but not yet paid was included in payable to related party on the Balance Sheet.  In addition, at March 31, 2014 and December 31, 2013, approximately $202 thousand and $0, respectively of costs incurred but not yet paid was included in payable to related party on the Balance Sheet.

Note 10 — Share-Based Payments

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

On March 12, 2014, the Company granted 200,000 shares of restricted common stock to the Manager under the Manager Equity Plan.  One-third of these shares will vest on March 1, 2015, one-third will vest on March 1, 2016 and the remaining one-third will vest on March 1, 2017.

On March 12, 2014, the Company granted 15,180 shares of restricted common stock to its chief financial officer under the Equity Plan.   One-third of these shares will vest on January 1, 2015, one-third will vest on January 1, 2016 and the remaining one-third will vest on January 1, 2017.

The Equity Incentive Plans include provisions for grants of restricted common stock and other equity-based awards to the Manager, its employees and employees of its affiliates and to the Company’s directors, officers and employees. The Company can issue up to 3.0% of the total number of issued and outstanding shares of its common stock (on a fully diluted basis) at the time of each award (other than any shares previously issued or subject to awards made pursuant to one of the Company’s Equity Incentive Plans) under these Equity Incentive Plans. At May 15, 2012, there were 308,335 shares of common stock initially reserved for issuance under the Equity Incentive Plans. Upon the completion of the October 3, 2012 follow-on common stock offering and the stock portion of the Company’s dividend declared December 19, 2013, the number of shares of common stock available for issuance under the Equity Incentive Plans increased to 798,211, inclusive of the 446,740 shares of restricted stock issued as provided above and 20,965 shares of restricted stock issued as a result of the stock portion of the dividend declared on December 19, 2013 and restricted stock attributed to dividends on restricted stock under the Director Deferred Fee Plan. The Company recognized stock-based compensation expense of approximately $588 thousand and approximately $286 thousand for the three months ended March 31, 2014 and 2013, respectively and had unamortized compensation expense of $18 thousand for equity awards and approximately $6.3 million for liability awards and $538 thousand for equity awards and approximately $3.8 million for liability awards at March 31, 2014 and 2013, respectively.

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

The following is a summary of restricted common stock vesting dates as of March 31, 2014 and December 31, 2013, including shares whose issuance has been deferred under the Director Deferred Fee Plan:

	March 31, 2014	December 31, 2013
Vesting Date	Shares Vesting	Shares Vesting
January 2014	—	7,685
March 2014	—	54,852
May 2014	18,708	18,707
June 2014	6,287	6,279
January 2015	12,745	7,685
March 2015	121,518	54,852
May 2015	18,708	18,707
January 2016	8,920	3,860
March 2016	121,518	54,852
January 2017	5,060	—
March 2017	66,667	—
	380,131	227,479

The following table presents information with respect to the Company’s restricted stock for the three months ended March 31, 2014 including shares whose issuance has been deferred under the Director Deferred Fee Plan:

	Shares of Restricted Stock	Weighted Average Grant Date Fair Value (1)
Outstanding at beginning of period	252,517	$20.34
Granted	215,188	16.47
Cancelled/forfeited	—	—
Outstanding at end of year	467,705	$18.56
Unvested at end of year	380,131	$18.19

(1)         The grant date fair value of restricted stock awards is based on the closing market price of the Company’s common stock at the grant date.

Note 11 —Shareholders Equity

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

Each of the aforementioned warrant units consists of one share of the Company’s common stock and a warrant to purchase 0.5 of a share of the Company’s common stock, subject to adjustment. At the time of issuance, each warrant had an exercise price of $20.50 per share, subject to adjustment upon the occurrence of customary events triggering an anti-dilution adjustment and certain sales of the Company’s common stock (see discussion below).  In addition, the warrants are subject to certain limitations on exercise.  The warrants expire on May 15, 2019. On October 3, 2012, as a result of the follow-on offering the exercise price of the warrants was reduced from $20.50 to $19.44.  In addition, on January 28, 2014, the exercise price was further reduced to $17.59, and the warrant shares purchasable increased to 1,232,916 as a result of the stock portion of the December 19, 2013 dividend which was paid on January 28, 2014.

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

On September 27, 2012, the Company entered into a binding agreement with a group of underwriters to sell an incremental 12.0 million shares of the Company’s common stock, effective as of September 28, 2012, which closed on October 3, 2012.  The agreement provided the underwriters with the right to purchase an additional 1.8 million shares (15% of 12.0 million) during the succeeding thirty (30) days.  The shares were offered to the market at a price of $22.20 per share and the underwriters exercised their option to purchase the incremental 1.8 million shares on September 28, 2012.  Net proceeds to the Company were approximately $301.0 million after subtracting underwriting commissions and offering expenses of approximately $4.8 million.  In addition, the Company incurred other offering costs of approximately $559 thousand.

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

Note 12 — Net Loss per Common Share

The table below presents basic and diluted net income (loss) per share of common stock using the two-class method for the three months ended March 31, 2014 and 2013 (dollars, other than shares and per share amounts, in thousands):

	For the three months ended March 31, 2014	For the three months ended March 31, 2013
Numerator:
Net loss attributable to common stockholders and participating securities for basic and diluted earnings per share	$(8,441)	$(28,499)
Less:
Dividends and undistributed earnings allocated to participating securities	168	—
Net loss allocable to common stockholders — basic and diluted	$(8,609)	$(28,499)

Denominator:
Weighted average common shares outstanding for basic earnings per share	26,658,665	24,081,315
Weighted average diluted shares outstanding (stock awards)	—	—
Weighted average diluted shares outstanding (warrants)	—	—
Weighted average common shares outstanding for diluted earnings per share	26,658,665	24,081,315
Basic earnings per common share	$(0.32)	$(1.18)
Diluted earnings per common share	$(0.32)	$(1.18)

The following potential common shares, which are securities or other contracts that may entitle its holder to obtain common shares, were excluded from diluted earnings per share for the three months ended March 31, 2013, since the Company had a net loss for the period and their inclusion would have been anti-dilutive: 121,357 related to warrants and 11,463 related to stock awards.

Note 13 — Income Taxes

Based on the Company’s analysis of any potential uncertain income tax positions, the Company concluded that it does not have any uncertain tax positions that meet the recognition or measurement criteria as of March 31, 2014.  The Company files U.S. federal and state income tax returns.  As of March 31, 2014, tax returns filed by the Company for 2012 are open for examination pursuant to relevant statutes of limitation. In the event that the Company incurs income tax related interest and penalties, the Company’s policy is to classify them as a component of provision for income taxes.

Note 14 — Contingencies

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. Management is not aware of any material contingencies at March 31, 2014.

Note 15 — Subsequent Events

On April 9, 2014, the Company completed a follow-on public offering of 13,000,000 shares of its common stock and a private placement of 650,000 shares of its common stock with its Manager. The combined net proceeds from the public offering and private placement were approximately $200.0 million, after deducting the underwriting discount and estimated offering expenses payable by the Company. On May 2, 2014, underwriters from the April stock offering notified the Company that they had elected to exercise a portion of the overallotment option and purchase an additional 1,000,000 shares of common stock from the Company providing the Company with incremental proceeds of approximately $14.7 million, which were received on May 7, 2014.

As a result of the April 9, 2014 follow-on public offering of common stock, the exercise price of each of the outstanding warrants was reduced from $17.59 to $16.70.

ITEM 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING INFORMATION

The Company makes forward-looking statements herein and will make forward-looking statements in future filings with the Securities and Exchange Commission (the “SEC”), press releases or other written or oral communications within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  For these statements, the Company claims the protections of the safe harbor for forward-looking statements contained in such sections.  Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond the Company’s control.  These forward-looking statements include information about possible or assumed future results of the Company’s business, financial condition, liquidity, results of operations, plans and objectives.  When the Company uses the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions, the Company intends to identify forward-looking statements.  Statements regarding the following subjects, among others, may be forward-looking: market trends in the Company’s industry, interest rates, real estate values, the debt securities markets, the U.S. housing and commercial real estate markets or the general economy or the demand for residential and/or commercial mortgage loans; the Company’s business and investment strategy; the Company’s projected operating results; actions and initiatives of the U.S. Government and changes to U.S. Government policies and the execution and impact of these actions, initiatives and policies; the state of the U.S. economy generally or in specific geographic regions; economic trends and economic recoveries; the Company’s ability to obtain and maintain financing arrangements, including securitizations; the current potential return dynamics available in residential mortgage-backed securities (“RMBS”) and commercial mortgage-backed securities (“CMBS” and collectively with RMBS, “MBS”); the level of government involvement in the U.S. mortgage market; the anticipated default rates on Agency and Non-Agency RMBS (as defined herein); the loss severity on Non-Agency RMBS; the return of the Non-Agency RMBS securitization market; the general volatility of the securities markets in which the Company participates; changes in the value of the Company’s assets; the Company’s expected portfolio of assets; the Company’s expected investment and underwriting process; interest rate mismatches between the Company’s target assets and any borrowings used to fund such assets; changes in interest rates and the market value of the Company’s target assets; changes in prepayment rates on the Company’s target assets; effects of hedging instruments on the Company’s target assets; rates of default or decreased recovery rates on the Company’s target assets; the degree to which the Company’s hedging strategies may or may not protect the Company from interest rate volatility; impact of and changes in governmental regulations, tax law and rates, accounting guidance and similar matters; the Company’s ability to maintain the Company’s qualification as a real estate investment trust for U.S. federal income tax purposes; the Company’s ability to maintain its exemption from registration under the Investment Company Act of 1940, as amended (the “1940 Act”); the availability of opportunities to acquire Agency RMBS, Non-Agency RMBS, CMBS, residential and/or commercial mortgage loans and other mortgage assets; the availability of qualified personnel; estimates relating to the Company’s ability to make distributions to its stockholders in the future; and the Company’s understanding of its competition.

The forward-looking statements are based on the Company’s beliefs, assumptions and expectations of its future performance, taking into account all information currently available to it.  Forward-looking statements are not predictions of future events.  These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to the Company.  Some of these factors are described in Item “1A - Risk Factors” in the Company’s annual report on Form 10-K for the year ended December 31, 2013, as filed on March 17, 2014 with the SEC.  These and other risks, uncertainties and factors, including those described in the annual, quarterly and current reports that the Company files with the SEC, could cause its actual results to differ materially from those included in any forward-looking statements the Company makes.  All forward-looking statements speak only as of the date they are made.  New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect the Company.  Except as required by law, the Company is not obligated to, and does not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion should be read in conjunction with the Company’s financial statements and the accompanying notes to the Company’s financial statements, which are included in Item 1 of this Quarterly Report on Form 10-Q, as well as the information contained in the Company’s annual report on Form 10-K for the year ended December 31, 2013, as filed on March 17, 2014 with the SEC.

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

We were organized as a Delaware corporation on June 3, 2009, but did not commence operations until the completion of our IPO on May 15, 2012. We operate and elected to be taxed as a real estate investment trust (“REIT”), commencing with our taxable year ended December 31, 2012. We generally will not be subject to U.S. federal income taxes on our taxable income to the extent that we annually distribute, in accordance with the REIT regulations, all of our net taxable income to stockholders and maintain our intended qualification as a REIT. We also intend to operate our business in a manner that will permit us to maintain our exemption from registration under the Investment Company Act of 1940 (“1940 Act).

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

We have invested the proceeds of our IPO, concurrent private placements and follow-on public offering primarily in Agency RMBS, including Mortgage pass-through certificates, Agency derivatives, Agency Interest-Only Strips, and Agency CMOs, Non-Agency RMBS as well as Agency and Non-Agency CMBS.  We have also used “to-be-announced” forward contracts, or TBAs, in order to invest in Agency RMBS. Pursuant to these TBAs, we agree to purchase, for future delivery, Agency RMBS with certain principal and interest terms.  At March 31, 2014, our portfolio was comprised of approximately $2.8 billion of Agency RMBS, approximately $422.3 million of Non-Agency RMBS, approximately $19.8 million Agency CMBS and approximately $25.3 million Non-Agency CMBS, exclusive of linked transactions.  In addition, at March 31, 2014, our linked transactions included approximately $15.7 million of Non-Agency MBS.

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

As of March 31, 2014, we had entered into master repurchase agreements with 20 counterparties. As of March 31, 2014, we had approximately $2.8 billion of borrowings, including borrowing on linked transactions, outstanding under our repurchase agreements collateralized by approximately $3.1 billion of MBS.  The balance outstanding at March 31, 2014 includes approximately $12.7 million related to linked transactions collateralized by approximately $15.7 million of MBS.  We have entered into swaps to effectively fix the interest rate of our borrowings (for the life of the swap); net of variable-rate payment swaps, the floating interest rate of approximately $2.9 billion of borrowings under our repurchase agreements, excluding forward starting swaps of $653.8 million. In addition, as of March 31, 2014, we also owned swaptions on approximately an incremental $2.1 billion of borrowings.  As of March 31, 2014, our aggregate debt-to-equity ratio was approximately 7.4 to 1, including repurchase agreements on linked transactions and 7.3 to 1, excluding repurchase agreements on linked transactions.

Recent Market Conditions and Strategy

Our business is affected by general U.S. residential real estate fundamentals and the overall U.S. economic environment. In particular, our strategy is influenced by the specific characteristics of these markets, including prepayment rates and interest rate levels. We expect the results of our operations to be affected by various factors, many of which are beyond our control. Our results of operations will primarily depend on, among other things, the level of our net interest income, the market value of our investment portfolio and the supply of and demand for mortgage-related securities. Our net interest income, which includes the amortization of purchase premiums and accretion of discounts, will vary primarily as a result of changes in interest rates, borrowing costs, and prepayment speeds on our MBS investments.  Similarly, the overall value of our MBS investment portfolio will be impacted these factors as well as changes in the value of residential and commercial real estate and continuing regulatory changes.

The current economic and market outlook are shaped in a significant manner by the unprecedented level of fiscal and monetary stimulus that the U.S. Government and U.S. Federal Reserve Board provided in the aftermath of the 2007-2010 financial crisis. The current rate environment is characterized by a steep yield curve with the spread between two-year U.S. Treasury Notes and ten-year U.S. Treasury Notes well above the average spread over the last three decades. The U.S. Federal Reserve Board has maintained a near-zero target for the federal funds rate, and has reiterated its commitment to fulfilling its mandate to promote higher growth and lower unemployment and to maintain price stability in the U.S. economy.  On April 30, 2014, the U.S. Federal Reserve Board reaffirmed its view that a highly accommodative stance of monetary policy remains appropriate.

It is our Manager’s view that while recent economic data suggests an improvement in U.S. economic growth, the significant mortgage debt burden, run-off of fiscal stimulus and budget discipline at both the U.S. federal and state level will serve as an impediment to real GDP and employment growth throughout 2014 and early 2015. Recent headline inflation data remains relatively modest and we do not believe core rates will increase meaningfully, largely due to a plentiful supply of labor, thereby effectively eliminating wage pressure, and low rates of resource utilization. For these reasons, and considering its dual mandate to manage both inflation and unemployment, we believe that the U.S. Federal Reserve Board will continue to exercise patience in unwinding any form of monetary stimulus now in effect. U.S. Federal Reserve Chair Yellen affirmed this position during her Humphrey Hawkins testimony in February 2014, stating that purchases of Agency RMBS and U.S. Treasuries were not on a pre-set course and that she expected that highly accommodative monetary policy would remain appropriate for a considerable time after the asset purchases end.  Despite the recent decline in the unemployment rate to 6.3%, Ms Yellen in her May 2014 testimony to the congressional Joint Economic Committee expressed continuing concern regarding the overall health of the labor market.  She pointed out that the jobless rate “continues to be elevated” and stated, “Moreover, both the share of the labor force that has been unemployed for more than six months and the number of individuals who work part time but would prefer a full-time job are at historically high levels.”  While the yield curve did flatten during the first quarter of 2014, we expect that, on a historical basis, the yield curve will remain relatively steep due to the continuing muted recovery. Barring any system shocks to the capital markets, this should provide for continued strong demand for mortgage securities.

As the capital markets have recovered, commercial banks have re-entered the secured lending market, which has quickened the pace of asset recovery, and the return to more normalized credit spreads. Financing of Agency and Non-Agency RMBS as well as Agency and Non-Agency CMBS is currently widely available through, among other vehicles, repurchase agreements. Haircuts, or the discount attributed to the value of securities sold under repurchase agreements, range from a low of 3.0% to a high of 5.5% for Agency RMBS, depending on the specific security used as collateral for such repurchase agreements, while haircuts for IOs and IIOs can be as high as 30.0% and haircuts for Non-Agency RMBS and Agency and Non-Agency CMBS range from a low of 10.0% to a high of 45.0%.  Even during last year’s market volatility, such financing remained readily available.  Notwithstanding the foregoing, such financing may not be as readily available in the future as a result of the increased regulatory capital requirements under the Dodd-Frank Act and Basel III.

Toward the end of the 2012, we acquired a small position of Non-Agency RMBS.  During 2013 we increased our position in Non-Agency RMBS and made our first investment in CMBS.  During the first quarter of 2014, we continued to reposition our portfolio to opportunistically take advantage of changes in market conditions.  Currently, our Manager plans to increase our investment in Non-Agency RMBS and Agency and Non-Agency CMBS. Our Manager believes that Non-Agency RMBS and CMBS can serve as a diversifying investment for the portfolio in the event interest rates rise.

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

On January 4, 2012, the U.S. Federal Reserve Board released a report titled “The U.S. Housing Market: Current Conditions and Policy Considerations” to Congress providing a framework for thinking about certain issues and tradeoffs that policy makers might consider.  In March 2014, Senate Banking Committee Chairman Tim Johnson and Ranking Member Mike Crapo announced an agreement on their own version of GSE reform which would eventually replace FNMA and FHLMC with a new system.  It is unclear how future legislation may impact the housing finance market and the investing environment for agency securities as the method of reform is undecided and has not yet been defined by the regulators.

In September 2012, the U.S. Federal Reserve implemented a third round of quantitative easing or QE3 to expand its holdings of long-term securities by purchasing an additional $40 billion of Agency RMBS per month until key economic indicators, such as the unemployment rate, showed signs of improvement. This program when combined with existing programs to extend the average maturity of the Federal Reserve’s holdings of securities and reinvest principal payments from the Federal Reserve’s holdings of Agency debt and Agency RMBS into Agency RMBS resulted in an increase to the Federal Reserve’s purchases of long-term securities to $85 billion a month. The Federal Reserve implemented QE3 in expectation that such measures would put downward pressure on long-term interest rates. In May 2013, former Federal Reserve Chairman Bernanke announced that due to improvements in the overall economy, the Federal Reserve was contemplating reducing its monthly purchases.  In December 2013, the Federal Reserve announced that beginning in January 2014, the Federal Reserve would begin the tapering of QE3 by reducing its monthly purchases of Agency MBS from $40 billion to $35 billion and its monthly purchases of longer term U.S. Treasury securities from $45 billion to $40 billion while still maintaining its existing policy of reinvesting principal payments from its holdings of Agency debt and Agency MBS in Agency MBS.  In April 2014, the Federal Reserve announced that it would continue to reduce its monthly purchases of Agency MBS and U.S. Treasuries securities while still maintaining its reinvestment policy.  As of May 2014, monthly purchases of Agency MBS would be reduced from $25 billion to $20 billion and monthly purchases of U.S. Treasury securities would be reduced from $30 billion to $25 billion.  Notwithstanding the foregoing, the Federal Reserve reaffirmed that its view that a highly accommodative monetary policy would remain appropriate for a considerable time after the purchase program ends and the economic recovery strengthens.

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

We rely on our Manager’s expertise in asset allocation and identifying attractive assets within our investment strategy. Although our core investment strategy is currently focused primarily on Agency RMBS, our Manager’s expertise in related investment disciplines such as Non-Agency RMBS, CMBS , and ABS provides our Manager with both: (i) valuable investment insights to our Agency RMBS investment selection and strategy; and (ii) flexibility to invest in assets other than Agency RMBS opportunistically as market conditions warrant.

We currently purchase and sell Agency RMBS as our primary investment but also invest in Non-Agency RMBS, Agency and Non-Agency CMBS, as well as “to-be-announced” forward contracts, or TBAs.  Currently, our Manager expects to expand our purchase of Non-Agency RMBS and Agency and Non-Agency CMBS. Our Manager has not and does not expect to purchase securities on our behalf with a view to selling them shortly after purchase. However, in order to maximize returns and manage portfolio risk while remaining opportunistic, we may dispose of securities earlier than anticipated or hold securities longer than anticipated depending upon prevailing market conditions, credit performance, availability of leverage or other factors regarding a particular security or our capital position.

Our Target Assets

We have invested the proceeds of our IPO, concurrent private placements and follow-on public offering and expect to continue to focus on investing in the following types of securities:

Agency RMBS - Agency RMBS, which are RMBS for which the principal and interest payments are guaranteed by a U.S. Government agency, such as Government National Mortgage Association (“GNMA”), or a U.S. Government-sponsored entity, such as Federal National Mortgage Association (“FNMA”) or Federal Home Loan Mortgage Corporation (“FHLMC”).  The Agency RMBS we acquire can be secured by fixed-rate mortgages, adjustable-rate mortgages or hybrid adjustable-rate mortgages. Fixed-rate mortgages have interest rates that are fixed for the term of the loan and do not adjust. The interest rates on adjustable-rate mortgages generally adjust annually (although some may adjust more frequently) to an increment over a specified interest rate index. Hybrid adjustable-rate mortgages have interest rates that are fixed for a specified period of time (typically three, five, seven or ten years) and, thereafter, adjust to an increment over a specified interest rate index. Adjustable-rate mortgages and hybrid adjustable-rate mortgages generally have periodic and lifetime constraints on the amount by which the loan interest rate can change on any predetermined interest rate reset date.  As of March 31, 2014, all of our Agency RMBS are secured by fixed-rate mortgages.

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

Principal-Only Strips. — This type of security generally only entitles the holder to receive cash flows that are derived from principal repayments of an underlying loan pool, but in the case of Non-Agency Principal-Only Strips will also include cash flows from default recoveries and excess interest.  The yield to maturity of Principal-Only Strips is extremely sensitive to the rate of principal payments (particularly prepayments) on the underlying pool of mortgages. We invest in these types of securities primarily to take advantage of structural opportunities in the MBS markets.

TBAs. - We may utilize TBAs, in order to invest in Agency RMBS. Pursuant to these TBAs, we would agree to purchase (or deliver), for future settlement, Agency RMBS with certain principal and interest terms and certain types of underlying collateral, but the particular Agency RMBS to be delivered would not be identified until shortly before the TBA settlement date. Our ability to purchase Agency RMBS through TBAs may be limited by the 75% income and asset tests applicable to REITs.

Collateralized Mortgage Obligations or CMOs. - CMOs are securities that are structured from residential and/or commercial pass-through certificates, which receive monthly payments of principal and interest. CMOs divide the cash flows which come from the underlying mortgage pass-through certificates into different classes of securities that may have different maturities and different weighted average lives than the underlying pass-through certificates.

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

Non-Agency CMBS. - Fixed and floating rate CMBS for which the principal and interest payments are not guaranteed by a U.S. Government agency or U.S. Government-sponsored entity. To date, our primary emphasis has been on legacy securities that when originally issued were rated in the highest rating category by one or more of the nationally recognized statistical rating organizations. We have not established a minimum current rating requirement and in the future may invest in subordinated classes.

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

Our primary investment strategy continues to focus on Agency RMBS.  As discussed above, we continued to increase the portion of our portfolio allocated to Non-Agency RMBS and Agency and Non-Agency CMBS and are likely to expand our investments in these securities in the future.  In addition, we may also invest in asset-backed securities or “ABS” which we describe below.  The allocation to Non-Agency RMBS, Agency and Non-Agency CMBS, and ABS may vary from time to time based on market conditions and differ from target ranges identified for these asset classes at the time of our initial public offering.

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

Residential and commercial whole-loans. - We may in the future invest in or seek to gain exposure to “whole loan” mortgages, secured by both single family residential and/or commercial properties.  In this regard, our Manager is currently exploring the benefits and costs, including legal and regulatory impact, of such investments.  As currently contemplated, this program would involve investing in mortgage loans directly or in structured Non-Agency RMBS programs crafted specifically for us.  In addition to holding these instruments for investment, we might invest in or acquire whole-loans directly or gain exposure to whole-loans through investments in structured programs with the intention of securitizing the whole-loans in the future, selling the investment grade portion of the securitized structure and retaining the residual portion. Adding these instruments to our target assets involves complex investment, structural, regulatory and accounting issues and there can be no assurance that we will in fact expand its target assets to include whole loans or, if it does, in what form and to what extent it will do so.

As of March 31, 2014, the fair value of our investment portfolio was comprised of 85.6 % of Agency RMBS, 13.0% of Non-Agency RMBS, 0.6% of Agency CMBS and 0.8% of Non-Agency CMBS, excluding linked transactions.  As of March 31, 2014, the fair value of our investment portfolio was comprised of 85.2% of Agency RMBS, 13.4% of Non-Agency RMBS, 0.6% of Agency CMBS and 0.8% of Non-Agency CMBS, including linked transactions.

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

For the three months ended March 31, 2014, we financed our MBS with repurchase agreements, on a debt-to-equity basis, ranging from approximately six to eight times leverage throughout the period. In the future, we may, however, be limited or restricted in the amount of leverage we may employ by the terms and provisions of any financing or other agreements, and may be subject to margin calls as a result of our financing activity.  We had an aggregate debt-to-equity ratio, related to our repurchase agreements of approximately 7.4 to 1, including repurchase agreements on linked transactions, and 7.3 to 1, excluding repurchase agreements on linked transactions at March 31, 2014.  Our debt-to-equity ratio is computed by dividing repurchase borrowings by total stockholders’ equity.

We finance MBS with repurchase agreement financing with maturities ranging from one to three months, but in some cases longer. At March 31, 2014, we had entered into master repurchase agreements with 20 counterparties.  We had approximately $2.8 billion outstanding under our repurchase agreements, including repurchase agreements accounted for as part of linked transactions at March 31, 2014.  The balance outstanding at March 31, 2014 includes approximately $12.7 million related to linked transactions.

Our Hedging Strategy

Subject to maintaining our qualification as a REIT for U.S. federal income purposes, we pursue various economic hedging strategies to seek to reduce our exposure to adverse changes in interest rates.  The U.S. federal income tax rules applicable to REITs may require us to implement certain of these techniques through a domestic taxable REIT subsidiary (“TRS”) that is fully subject to federal corporate income taxation. At this time we do not utilize a domestic TRS, although we may consider doing so in future.  Our hedging activity varies in scope based on the level and volatility of interest rates, the type of assets held and other changing market conditions.  As of March 31, 2014, we entered into swaps designed to mitigate the effects of increases in interest rates under a portion of our repurchase agreements.  These swaps generally provide for fixed interest rates indexed off of the London interbank offered rate or LIBOR and effectively fix the floating interest rates.  Notwithstanding the foregoing, in order to manage our hedge position with regard to our liabilities, we on occasion will enter into interest rate swaps which involve the receipt of fixed-rate amounts from a counterparty in exchange for us making variable-rate payments over the life of the interest rate swap without exchange of the underlying notional amount.  As of March 31, 2014, we effectively fixed the floating interest rates on approximately $2.9 billion of borrowings under our repurchase agreements, net of variable-rate payment swaps.  We also entered into forward starting swaps of $653.8 million.  We utilize forward starting swaps and swaptions for several reasons including replacing expiring swaps, in anticipation of increasing our overall financing and reducing our exposure to future interest rate increases.  Interest rate swaptions provide us the option to enter into an interest rate swap agreement for a predetermined notional amount, stated term and pay and receive interest rates in the future. As of March 31, 2014, we owned swaptions on approximately an incremental $2.1 billion of borrowings. To date, we have not elected to apply hedge accounting for our derivatives and, as a result, we record the change in fair value of our derivatives and the associated interest in earnings.

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

We determine the fair value of derivative financial instruments by obtaining quotes from a third party pricing service, whose pricing is subject to review by our Manager’s pricing committee. In valuing our interest rate derivatives, such as swaps and swaptions, we consider the creditworthiness of our counterparties, along with collateral provisions contained in each derivative agreement, from the perspective of both us and our counterparties. All of our interest rate swaps are either cleared through a central clearing house and subject to the clearing house margin requirements or subject to bilateral collateral arrangements with the vast majority of interest rate swaps entered into beginning in September 2013 being cleared through a central clearing house. We also have netting arrangements in place with all derivative counterparties pursuant to standard documentation developed by the International Swap and Derivatives Association. Consequently, no credit valuation adjustment was made in determining the fair value of interest rate derivatives.

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

To ensure proper fair value hierarchy, we and our Manager review the methodology used by the third party pricing service to understand whether observable market data is being utilized in the vendor’s pricing methodology.  Generally, this review is conducted annually, however ad-hoc reviews of the pricing methodology and the data do occur.  The review of the assumptive data received from the vendor includes comparing key inputs.  In addition, as part of our regular review of pricing, our Manager’s pricing group may have informal discussions with the independent pricing vendor regarding their evaluation methodology or the market data utilized in their determination. The conclusion that a price should be overridden in accordance with our Manager’s pricing methodology may impact the fair value hierarchy of the security for which such price has been adjusted.

Linked transactions

In instances where we finance the acquisition of securities through repurchase agreements with the same counterparty from which the securities were purchased, we evaluate such transactions in accordance with GAAP.  This guidance requires the initial transfer of a financial asset and repurchase financing that are entered into contemporaneously with, or in contemplation of, one another to be considered linked unless all of the criteria found in the guidance are met at the inception of the transaction. If the transaction meets all of the conditions, the initial transfer shall be accounted for separately from the repurchase financing, and we will record the securities and the related financing on a gross basis on our Balance Sheet with the corresponding interest income and interest expense in our Statements of Operations.  If the transaction is determined to be linked, we will record the initial transfer and repurchase financing on a net basis and record a forward commitment to purchase securities as a derivative instrument with changes in market value being recorded on our Statement of Operations. Such forward commitments are recorded at fair value with subsequent changes in fair value recognized in Gain (loss) on linked transactions, net on our Statement of Operations. We refer to these transactions as Linked Transactions. When or if a transaction is no longer considered to be linked, the real estate security and related repurchase financing will be reported on a gross basis. The unlinking of a transaction causes a realized event in which the fair value of the real estate security as of the date of unlinking will become the cost basis of the real estate security. The difference between the fair value on the unlinking date and the existing cost basis of the security will be the realized gain or loss.  Recognition of effective yield for such security will be calculated prospectively using the new cost basis.  For linked transactions, we reflect purchases and sales of securities within the investing section of our Statement of Cash Flows.  Proceeds from repurchase agreements borrowings and repayments of repurchase agreement borrowings are reflected in the financing section of our Statement of Cash Flows.

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

A decline in the fair market value of our assets may require us to recognize an “other-than-temporary” impairment against such assets under GAAP unless we were to determine that, with respect to any assets in unrealized loss positions, we do not have the intent to sell these investments, it is more likely than not that we will not be required to sell the investment before recovery of a security’s amortized cost basis and we will not be required to sell the security for regulatory or other reasons. In addition, an other-than-temporary impairment is deemed to have occurred when there is an adverse change in the expected cash flows (principal or interest) to be received and the fair value of the security is less than its carrying amount. In determining whether an adverse change in cash flows occurred, the present value of the remaining cash flows, as estimated at the initial transaction date (or the last date previously revised), is compared to the present value of the expected cash flows at the current reporting date.  The estimated cash flows reflect those a “market participant” would use and are discounted at a rate equal to the current yield used to accrete interest income.  If such a determination is made, we would recognize unrealized losses through earnings and write down the amortized cost of such assets to a new cost basis, based on the fair value of such assets on the date they are considered to be other-than-temporarily impaired.  Other than for “plain-vanilla” variable rate Non-Agency MBS we do not bifurcate the loss between credit loss and loss attributed to change in interest rates, therefore, the entire loss is recorded as other-than-temporary.  Such impairment charges reflect non-cash losses at the time of recognition; subsequent disposition or sale of such assets can further affect our future losses or gains, as they are based on the difference between the sales price received and adjusted amortized cost of such assets at the time of sale.

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

We also invest in Agency and Non-Agency Interest-Only Strips, swaptions, futures contracts and TBAs. We evaluate the terms and conditions of our holdings of Agency and Non-Agency Interest-Only Strips, swaptions, futures contracts and TBAs to determine if these instruments have the characteristics of an investment or should be considered a derivative under GAAP. In determining the classification of our holdings of Interest-Only Strips, we evaluate the securities to determine if the nature of the cash flows has been altered from that of the underlying mortgage collateral. Generally, Interest-Only Strips for which the security represents a strip off of a mortgage pass through security will be considered a hybrid instrument classified as a MBS investment on our Balance Sheet utilizing the fair value option. Alternatively, those Interest-Only Strips, for which the underlying mortgage collateral has been included into a structured security that alters the cash flows from the underlying mortgage collateral, are accounted for as derivatives at fair value. Accordingly, Agency and Non-Agency Interest-Only Strips, swaptions, futures contracts and TBAs having the characteristics of derivatives are accounted for at fair value with such changes recognized in Gain (loss) on derivative instruments, net in our Statement of Operations, along with any interest earned (including accrued amounts). The carrying value of the Agency and Non-Agency Interest-Only Strips, accounted for as derivatives, is included in Mortgage-backed securities on the Balance Sheet. The carrying value of swaptions, futures contracts and TBAs is included in Derivative assets or Derivative liabilities on the Balance Sheet.

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

We may elect to treat certain of our subsidiaries as TRSs. In general, a TRS of ours may hold assets and engage in activities that we cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business. A TRS is subject to U.S. federal, state and local corporate income taxes.  While a TRS will generate net income, a TRS can declare dividends to us, which will be included in our taxable income and necessitate a distribution to our stockholders. Conversely, if we retain earnings at the TRS level, no distribution is required and we can increase book equity of the consolidated entity.  As of March 31, 2014, we did not have a TRS, or any other subsidiary.

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

Recent accounting pronouncements

Accounting Standards to be Adopted in Future Periods

In April 2014, the Financial Accounting Standards Board issued updated guidance that changes the requirements for reporting discontinued operations.  Under the new guidance, a discontinued operation is defined as a disposal of a component of an entity or group of components of an entity that is disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.  The guidance is effective prospectively as of the first quarter of 2015, with early adoption permitted for new disposals or new classifications as held-for-sale.  The guidance is effective for annual periods beginning on or after December 15, 2014 and interim periods within annual periods beginning on or after December 15, 2015. Early adoption is permitted but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issue. The new guidance is not expected to have a material impact on our financial statements.

Results of Operations

The following discussion of our results of operations highlights our performance for the three months ended March 31, 2014 and 2013.  For the three months ended March 31, 2014, we had a net loss of $8.4 million or $0.32 per basic and diluted weighted average common share.  For the three months ended March 31, 2013, we had net loss of $28.5 million or $1.18 per basic and diluted weighted average common share. During 2013, and continuing through the first quarter of 2014, we expanded our investment in Non-Agency MBS and commenced investing in CMBS and adjusted our overall leverage and hedging strategy pursuant to our current business plan.

Investments

The following table presents certain information about our MBS investment portfolio at March 31, 2014 which is a Non-GAAP measure due to the inclusion of our Linked Transactions, in order to present a complete economic presentation of our MBS portfolio, which is reconciled to GAAP below, as follows (dollars in thousands):

	Principal Balance	Unamortized Premium (Discount)	Discount Designated as Credit Reserve and OTTI	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value	Net Weighted Average Coupon (1)
20-Year Mortgage
Coupon Rate:
3.00%	$360,647	$17,376	$—	$378,023	$(16,639)	$361,384	3.0%
3.50%	97,865	6,196	—	104,061	(3,339)	100,722	3.5%
4.00%	334,985	21,652	—	356,637	(3,783)	352,854	4.0%
	793,497	45,224	—	838,721	(23,761)	814,960	3.5%
30-Year Mortgage
Coupon Rate:
3.50%	1,011,992	72,300	—	1,084,292	(69,838)	1,014,454	3.5%
4.00%	549,224	55,848	—	605,072	(33,949)	571,123	4.0%
4.50%	23,163	1,648	—	24,811	55	24,866	4.5%
5.50%	79,610	10,130	—	89,740	(43)	89,697	5.5%
6.00%	8,700	1,032	—	9,732	23	9,755	6.0%
	1,672,689	140,958	—	1,813,647	(103,752)	1,709,895	3.8%

Agency RMBS IOs and IIOs(2)	N/A	N/A	—	166,427	1,737	168,164	4.5%
Agency and Non-Agency IOs and IIOs accounted for as derivatives (2)(3)	N/A	N/A	N/A	N/A	N/A	110,330	3.3%
	N/A	N/A	—	166,427	1,737	278,494	3.9%

Non-Agency RMBS	488,080	16,440	(99,776)	404,744	10,082	414,826	5.9%
Non-Agency RMBS IOs and IIOs	N/A	N/A	N/A	19,322	676	19,998	5.6%
	488,080	16,440	(99,776)	424,066	10,758	434,824	5.8%

Agency and Non-Agency CMBS	27,239	(3,097)	(732)	23,410	1,898	25,308	3.8%
Total: Non GAAP Basis-Including Linked Transaction	2,981,505	199,525	(100,508)	3,266,271	(113,120)	3,263,481	4.0%
Linked Transactions	9,840	9,046	(3,559)	15,327	360	15,687	31.1%
Total: GAAP Basis	$2,971,665	$190,479	$(96,949)	$3,250,944	$(113,480)	$3,247,794	4.0%

(1) Net weighted average coupon as of March 31, 2014 is presented net of servicing and other fees.

(2) Agency RMBS IOs and IIOs, Non-Agency RMBS IOs, Agency and Non-Agency IOs and IIOs, accounted for as derivatives, and Agency and Non-Agency CMBS IOs and IIOs have no principal balances and bear interest based on a notional balance.  The notional balance is used solely to determine interest distributions on interest-only class of securities.  At March 31, 2014, the notional balance for Agency RMBS IOs and IIOs, Non-Agency IOs, for Agency and Non-Agency IOs and IIOs, accounted for as derivatives, and Agency and Non-Agency CMBS IOs was $954,872, $909,502, $119,901 and $0, respectively.

(3) Interest on these securities is reported as a component of Gain (loss) on derivative instruments, net.

As of March 31, 2014 and 2013, our portfolio consisted primarily of fixed-rate Agency RMBS which our Manager believes exhibit prepayment mitigation attributes, including Agency RMBS collateralized by low loan balances, loans where the underlying borrower is unable to access the Making Home Affordable Program, including the Home Affordable Refinance Program or HARP or loans which were not originated by third party originators or brokers.

The following table details the constant prepayment rates for our Agency portfolio as of March 31, 2014, based on our Manager’s estimates which are based on third party models, as adjusted by our Manager, and are updated quarterly on a prospective basis:

Constant Prepayment Rates	Low	High
Agency RMBS
20-Year Mortgage	3.55%	12.81%
30-Year Mortgage	4.40%	91.27%
Agency RMBS IOs and IIOs	4.57%	30.46%
Agency RMBS IOs and IIOs accounted for as derivatives	4.33%	30.91%
Agency CMBS IOs accounted for as derivatives(1)	N/A	N/A

(1)         CMBS generally include prepayment restrictions; therefore, there are no Constant Prepayment Rates available.

The following table details information for our Non-Agency portfolio as of March 31, 2014, based on our Manager’s estimates which are based on third party models, as adjusted by our Manager, and is updated quarterly on a prospective basis:

	Cumulative Default		Cumulative Severity		Cumulative 5-Year CRR
	Low	High	Low	High	Low	High
Non-Agency RMBS	1.01%	60.70%	0.00%	118.23%	2.16%	11.15%
Non-Agency IOs and IIOs	29.96%	43.73%	21.99%	53.56%	5.34%	7.11%
Non-Agency CMBS	8.95%	31.29%	29.64%	60.67%	0.00%	11.52%
Linked transactions, net, at fair value	29.96%	33.93%	51.61%	53.56%	7.11%	7.34%

Investment Activity

Agency and Non-Agency RMBS, Agency and Non-Agency CMBS, IO and IIO Securities and Other Securities.

The following tables present our MBS portfolio activity, including linked transactions (Non-GAAP) for the three months ended March 31, 2014 and 2013 (dollars in thousands):

	For the three months ended March 31, 2014
	Purchases	Principal Payments and Basis Recovery	Proceeds from Sales
Agency RMBS and Agency RMBS IOs and IIOs	$356,948	$47,183	$13,287
Non-Agency RMBS	104,057	7,653	103,176
Agency CMBS and Agency CMBS IOs and IIOs	—	420	—
Non-Agency CMBS	14,699	—	—
Total MBS: Excluding Linked Transactions (GAAP)	$475,704	$55,256	$116,463
Non-Agency RMBS Linked Transactions	—	3,018	—
Total MBS: Including Linked Transactions (Non-GAAP)	$475,704	$58,274	$116,463

	For the three months ended March 31, 2013
	Purchases	Principal Payments and Basis Recovery	Proceeds from Sales
Agency RMBS and Agency RMBS IOs and IIOs	$1,023,146	$77,721	$1,828,722
Non-Agency RMBS	127,565	1,772	—
Total MBS: Excluding Linked Transactions (GAAP)	$1,150,711	$79,493	$1,828,722
Non-Agency RMBS Linked Transactions	66,704	569	—
Total MBS: Including Linked Transactions (Non-GAAP)	$1,217,415	$80,062	$1,828,722

For the three months ended March 31, 2014, we realized a net gain of approximately $1.3 million from the unlinking of securities previously accounted for as derivatives through linked transactions.  We reclassify, from mark-to-market, adjustments on linked transactions to realized gain (loss) on linked transactions during the period the security becomes unlinked.  For the three months ended March 31, 2013, we did not realize any gains or losses on unlinking of securities previously accounted for as derivatives through linked transactions.

The following table presents the vintage of our MBS investment portfolio, including linked transactions at March 31, 2014:

	2000	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014	Total
Agency RMBS
20-Year Mortgage	—	—	—	—	—	—	—	—	—	—	—	9.5%	13.0%	2.6%	25.1%
30-Year Mortgage	—	—	—	—	—	0.3%	—	—	0.4%	2.2%	0.1%	35.4%	13.2%	0.8%	52.4%
Agency Interest Only- Strips	—	—	0.1%	0.1%	0.1%	0.1%	—	0.4%	0.3%	0.2%	0.5%	3.3%	—	—	5.1%
Agency and Non-Agency Interest-Only Strips, accounted for as derivatives	0.3%	—	—	—	0.1%	—	—	0.1%	—	0.4%	0.2%	1.4%	0.8%	—	3.3%
Non-Agency RMBS	—	0.6%	0.4%	0.6%	3.8%	4.8%	1.7%	—	—	—	—	0.9%	—	—	12.8%
Non-Agency Linked Transactions	—	—	—	—	—	0.2%	0.3%	—	—	—	—	—	—	—	0.5%
Agency and Non-Agency CMBS	—	—	—	—	—	0.7%	0.1%	—	—	—	—	—	—	—	0.8%
Total MBS (Non-GAAP)	0.3%	0.6%	0.5%	0.7%	4.0%	6.1%	2.1%	0.5%	0.7%	2.8%	0.8%	50.5%	27.0%	3.4%	100.0%

As of March 31, 2014 the weighted average expected remaining term to the expected maturity of our investment portfolio, including linked transactions is 9.4 years.

Financing and Other Liabilities. We have entered into repurchase agreements to finance a substantial majority of our MBS.  These agreements are secured by substantially all of our MBS and bear interest at rates that have historically moved in close relationship to LIBOR.  The following table summarizes the fair value of MBS collateral pledged as of March 31, 2014 and December 31, 2013.

	March 31, 2014		December 31, 2013
(dollars in thousands) Collateral	Repurchase Agreement Borrowings Outstanding	Fair Value of MBS Collateral Pledged	Repurchase Agreement Borrowings Outstanding	Fair Value of MBS Collateral Pledged
Agency RMBS	$2,529,527	$2,691,645	$2,331,276	$2,463,347
Non-Agency RMBS	279,142	392,032	230,247	332,003
Agency and Non-Agency CMBS	14,292	19,172	17,544	23,597
Total: Excluding Linked Transactions	$2,822,961	$3,102,849	$2,579,067	$2,818,947
Non-Agency RMBS Linked Transactions	12,714	15,687	61,187	79,746
Total: Including Linked Transactions (Non-GAAP)	$2,835,675	$3,118,536	$2,640,254	$2,898,693

The following table presents our borrowing activity, by type of collateral pledged, for the three months ended March 31, 2014 and 2013:

(dollars in thousands)	For the three months ended March 31, 2014		For the three months ended March 31, 2013
Collateral	Proceeds	Repayments	Proceeds	Repayments
Agency RMBS	$3,890,692	$3,692,442	$11,059,508	$11,879,976
Non-Agency RMBS	425,609	376,713	144,241	63,573
Agency and Non-Agency CMBS	14,292	17,544	—	—
Total: Excluding Linked Transactions	$4,330,593	$4,086,699	$11,203,749	$11,943,549
Agency RMBS Linked Transactions			—	—
Non-Agency RMBS Linked Transactions	38,571	87,044	47,895	4,025
Total	$4,369,164	$4,173,743	$11,059,508	$11,879,976

At March 31, 2014, we had outstanding repurchase agreement borrowings with the following 16 counterparties totaling approximately $2.8 billion, which is a Non-GAAP measure due to our Linked Transactions, which is reconciled to GAAP below as follows:

		Percent of Total	Fair Value of
(dollars in thousands)	Amount	Amount	Company MBS	Counterparty
Repurchase Agreement Counterparties	Outstanding	Outstanding	Held as Collateral	Rating(2)
Barclays Capital Inc. (1)	$404,287	14.3%	$483,532	A
Merrill Lynch Pierce Fenner & Smith Inc. (1)	388,115	13.7%	402,124	A
Deutsche Bank Securities LLC (1)	351,347	12.4%	376,524	A
JP Morgan Securities LLC (1)	298,811	10.5%	323,320	A+
Goldman Sachs Bank USA (1)	253,028	8.9%	264,143	A
BNP Paribas Securities Corporation. (1)	250,281	8.8%	268,416	A+
Credit Suisse Securities (USA) LLC (1)	186,792	6.6%	240,828	A
Mizuho Securities USA Inc. (1)	168,472	5.9%	177,145	(P)A2
UBS Securities LLC (1)	127,630	4.5%	133,370	A
RBC Capital Markets LLC (1)	101,341	3.6%	107,070	AA-
Jefferies & Company Inc. (1)	99,087	3.5%	103,673	BBB
Wells Fargo Securities LLC	98,918	3.5%	103,636	AA-
Citigroup Global Markets Inc. (1)	41,840	1.5%	54,047	A
The Royal Bank of Scotland plc(1)	27,979	1.0%	36,403	BBB+
Royal Bank of Canada (1)	25,233	0.9%	31,900	AA-
Morgan Stanley & Co. LLC	12,514	0.4%	12,405	A
Total: Non-GAAP Basis — Including Linked Transactions	$2,835,675	100.0%	$3,118,536
Linked Transactions	12,714	—	15,687
Total: GAAP Basis — Excluding Linked Transactions	$2,822,961	—	$3,102,849

(1)         Counterparty holds collateral valued in excess of 5% of our stockholders’ equity as security for our obligations under the applicable repurchase agreements as of March 31, 2014.

(2)         The counterparty rating presented above is the long-term issuer credit rating as rated at March 31, 2014 by S&P, except for Mizuho Securities USA Inc. which is the long-term issuer credit rating by Moody’s at March 31, 2014.

At December 31, 2013, we had outstanding repurchase agreement borrowings with the following 16 counterparties totaling approximately $2.6 billion, which is a Non-GAAP measure due to our Linked Transactions, which is reconciled to GAAP below as follows:

		Percent of Total	Fair Value of
(dollars in thousands)	Amount	Amount	Company MBS	Counterparty
Repurchase Agreement Counterparties	Outstanding	Outstanding	Held as Collateral	Rating(2)
Barclays Capital Inc. (1)	$362,476	13.7%	$414,344	A
Deutsche Bank Securities LLC (1)	356,372	13.5%	381,319	A
Goldman Sachs Bank USA (1)	306,708	11.6%	328,504	A
JP Morgan Securities LLC (1)	271,887	10.3%	313,967	A+
Citigroup Global Markets Inc. (1)	205,856	7.8%	213,358	A
Credit Suisse Securities (USA) LLC (1)	178,896	6.8%	235,680	A
Mizuho Securities USA Inc. (1)	173,030	6.6%	178,101	(P)A2
BNP Paribas Securities Corporation. (1)	152,084	5.8%	164,025	A+
Merrill Lynch Pierce Fenner & Smith Inc. (1)	142,665	5.4%	148,351	A
UBS Securities LLC (1)	130,833	5.0%	133,938	A
South Street Securities LLC (1)	100,818	3.8%	105,020	AA+
Jefferies & Company Inc. (1)	100,762	3.8%	104,302	BBB
RBC Capital Markets LLC (1)	56,222	2.1%	61,898	AA-
RBS Securities Inc. (1)	51,138	1.9%	52,625	A-
The Royal Bank of Scotland plc(1)	37,993	1.4%	50,834	BBB+
Morgan Stanley & Co. LLC	12,514	0.5%	12,427	A
Total: Non-GAAP Basis — Including Linked Transactions	$2,640,254	100.0%	$2,898,693
Linked Transactions	61,187	—	79,746
Total: GAAP Basis — Excluding Linked Transactions	$2,579,067	—	$2,818,947

(1)	Counterparty holds collateral valued in excess of 5% of our stockholders’ equity as security for our obligations under the applicable repurchase agreements as of December 31, 2013.
(2)

The counterparty rating presented above is the long-term issuer credit rating as rated at March 12, 2014 by S&P, except for Mizuho Securities USA Inc. which is the long-term issuer credit rating by Moody’s at March 12, 2014.

We record the liability for MBS and other securities purchased, for which settlement has not taken place as an investment related payable.  As of March 31, 2014, we had investment related payables of $104.5 million.

The following table presents our borrowings by type of collateral pledged as of March 31, 2014 and 2013, and the respective Effective Cost of Funds for the periods then ended (dollars in thousands):

Collateral	Balance (GAAP) March 31, 2014	Weighted Average Cost of Funds for the three months ended March 31, 2014	Balance (GAAP) March 31, 2013	Weighted Average Cost of Funds for the three months ended March 31, 2013
Agency RMBS	$2,529,527	0.42%	$3,975,546	0.44%
Non-Agency RMBS	279,142	1.71	79,384	1.86
Agency and Non-Agency CMBS	14,292	1.45	—	—
Total	$2,822,961	0.53%	$4,054,930	0.46%

The following table presents our borrowings by type of collateral pledged as of March 31, 2014 and December 31, 2013, and the respective Effective Cost of Funds (Non-GAAP financial measure) for the periods then ended (dollars in thousands) See “Non-GAAP financial measures”:

Collateral	Balance (Non- GAAP) March 31, 2014	Weighted Average Effective Cost of Funds for the three months ended March 31, 2014 (1)	Balance (Non- GAAP) March 31, 2013	Weighted Average Effective Cost of Funds for the three months ended March 31, 2013 (1)
Agency RMBS	$2,529,527	1.74%	$3,975,546	0.85%
Non-Agency RMBS	279,142	1.81	79,384	1.86
Agency and Non-Agency CMBS	14,292	1.45	—	—
Total: Excluding Linked Transactions	$2,822,961	1.74%	$4,054,930	0.86%
Non-Agency RMBS Linked Transactions	12,714	2.95	43,871	1.85
Total	$2,835,675	1.77%	$4,098,801	0.87%

(1) The effective cost of funds for the three months ended March 31, 2014 and 2013 are calculated on an annualized basis and include interest expense for the periods and net payments on interest rate swaps of approximately $7.9 million and $4.6 million, respectively and interest payments on Non-Agency linked transactions of approximately $225 thousand and $90 thousand, respectively. While swaps are not accounted for using hedge accounting, such instruments are viewed by us as an economic hedge against increases in interest rates on our liabilities and are classified as hedges for purposes of satisfying the REIT tax requirements.  In addition, although certain securities and their respective repurchase borrowings are classified as derivatives, we view the interest expense attributed to these borrowings as additional cost of funds.  See “Non-GAAP Financial Measures.”

The following table presents our average borrowings, by type of collateral pledged, on a GAAP and Non-GAAP basis for the three months ended March 31, 2014 and 2013 (in thousands):

Collateral	For the three months ended March 31, 2014	For the three months ended March 31, 2013
Agency RMBS	$2,337,542	$4,536,108
Non-Agency RMBS	224,247	50,241
Agency and Non-Agency CMBS	14,302	—
Total: Excluding Linked Transactions (GAAP)	$2,576,091	$4,586,349
Non-Agency RMBS Linked Transactions (Non-GAAP)	52,699	19,688
Total (Non-GAAP)	$2,628,790	$4,606,037
Maximum borrowings during the period (Non-GAAP)(1)	2,837,521	4,781,029

(1)  Amount represents the maximum borrowings at month-end during each of the respective periods.

Derivative Instruments.  As of March 31, 2014, we had entered into swaps designed to mitigate the effects of increases in interest rates under a portion of our repurchase agreements as such repurchase agreements are renewed and/or extended.  The swaps generally provide for fixed interest rates that are indexed off of LIBOR and are viewed by us to effectively fix the floating interest rates, net of variable-rate payment swaps, on approximately $2.9 billion of borrowings under our repurchase agreements, excluding forward starting swaps of $653.8 million as of March 31, 2014.

The following table presents information about our fixed pay rate interest rate swaps as of March 31, 2014 (dollars in thousands):

Remaining Interest Rate interest rate swap Term	Notional Amount	Average Fixed Pay Rate	Average Maturity (Years)	Forward Starting
1 year or less	$215,900	0.4%	0.6	—%
Greater than 1 year and less than 3 years	729,100	0.5	1.9	—
Greater than 3 years and less than 5 years	1,104,800	1.5	4.5	—
Greater than 5 years	2,023,050	2.7	10.9	32.3
Total	$4,072,850	1.9%	7.0	16.1%

The following table presents information about our variable pay rate interest rate swaps as of March 31, 2014 (dollars in thousands):

Remaining Interest Rate interest rate swap Term	Notional Amount	Average Variable Pay Rate	Average Maturity (Years)	Forward Starting
Greater than 3 years and less than 5 years	$281,000	0.2%	4.9	—%
Greater than 5 years	246,000	0.2	12.5	—
Total	$527,000	0.2%	8.4	—%

At March 31, 2014, we had entered into six swaptions with notional amounts ranging from $100.0 million to $1.5 billion which expire between May 1, 2014 and October 28, 2014. If exercised, we can enter into seven year and ten year fixed pay swap agreement with a fixed pay rate between 2.74% and 3.73%.  At March 31, 2014 we had also entered into a swaption with a notional amount of $100.0 million that expires in May 1, 2014. If exercised, we can enter into a ten year variable pay swap agreement with a fixed receive rate of 3.98%.

We also purchased or sold TBAs. As of March 31, 2014 and December 31, 2013, we had contracts to purchase (“long position”) and sell (“short position”) TBAs on a forward basis. Following is a summary of our long and short TBA positions reported in Derivative assets, at fair value on the Balance Sheet as of March 31, 2014 and December 31, 2013 (dollars in thousands):

	March 31, 2014		December 31, 2013
	Notional Amount	Fair Value	Notional Amount	Fair Value
Purchase contracts, asset	$250,000	$195	$13,600	$35
Sale contracts, asset	(217,000)	559	—	—
TBA securities, asset	33,000	754	13,600	35
Purchase contracts, liability	540,000	(1,816)	176,400	(1,207)
Sale contracts, liability	(273,000)	(577)	—	—
TBA securities, liability	267,000	(2,393)	176,400	(1,207)
TBA securities, net	$300,000	$(1,639)	$190,000	$(1,172)

The following table presents additional information about our contracts to purchase and sell TBAs for the three months ended March 31, 2014 (dollars in thousands):

	Notional Amount as of December 31, 2013	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount as of March 31, 2014
Purchase of TBAs	$190,000	1,970,000	$(1,370,000)	$790,000
Sale of TBAs	$—	1,860,000	$(1,370,000)	$490,000

We also entered into Eurodollar futures during the three months ended March 31, 2014. As of March 31, 2014, we had purchase contracts (“long position”), representing a notional amount of $592.0 million with an expiration date of June 2016. In addition, as of March 31, 2014, we had contracts to sell (“short position”), representing a notional amount of $592.0 million with an expiration date of June 2018.

Net Interest Income

We earned interest income, net of premium amortization and amortization/recovery of basis, and inclusive of discount accretion of approximately $23.4 million for the three months ended March 31, 2014 and approximately $33.8 million for the three months ended March 31, 2013 which represents interest earned on our assets.  We incurred interest expense of approximately $3.4 million for the three months ended March 31, 2014 and approximately $5.2 million for the three months ended March 31, 2014, which was related to borrowings from repurchase agreements.  Yields on Agency RMBS decreased in 2014 corresponding to the decrease on the yield on the ten year U.S. Treasury.  Yields on Non-Agency RMBS generally decreased as result of continuing home price appreciation and market demand for such securities, however, the yield on our Non-Agency RMBS portfolio increased due higher expected recoveries and changes in the composition of such portfolio.  Cost of funds remained relatively constant as the Federal Reserve continues to maintain its accommodative monetary policy.

	For the three months ended March 31, 2014				For the three months ended March 31, 2013
(dollars in thousands)	Agency RMBS	Non-Agency RMBS	Agency and Non- Agency CMBS	Total	Agency RMBS	Non-Agency RMBS	Agency and Non- Agency CMBS	Total

Average amortized cost of MBS	$2,554,148	$329,833	$8,871	$2,892,852	$4,560,017	$108,430	$—	$4,668,447

Total interest income (1)	$17,713	$5,493	$224	$23,430	$32,170	$1,580	$—	$33,750

Yield on average MBS	2.81%	6.75%	10.24%	3.28%	2.86%	5.91%	—%	2.93%

Average balance of repurchase agreements	$2,337,542	$224,247	$14,302	$2,576,091	$4,536,108	$50,241	$—	$4,586,349

Total interest expense	$2,392	$947	$51	$3,390	$4,951	$230	$—	$5,181

Average cost of funds (2)	0.42%	1.71%	1.45%	0.53%	0.44%	1.86%	—%	0.46%

Net interest income	$15,321	$4,546	$173	$20,040	$27,219	$1,350	$—	$28,569

Net interest rate spread	2.39%	5.04%	8.79%	2.75%	2.42%	4.05%	—	2.47%

(1)Amount includes net (amortization of premiums), accretion of discounts and (amortization/recovery of basis) of approximately $(12.1) million for Agency RMBS, approximately $738 thousand for Non-Agency RMBS, and approximately $177 thousand for Agency and Non-Agency CMBS for three months ended March 31, 2014. For the three months ended March 31, 2013, amount includes net (amortization of premiums), accretion of discounts and (amortization/recovery of basis) of approximately $(18.3) million for Agency RMBS, $1.1 million for Non-Agency RMBS.  In accordance with GAAP, interest income does not include $928 thousand and $435 thousand for linked transactions for the three months ended March 31, 2014 and 2013; instead such amounts are included in gain (loss) on linked transactions.

(2) For the three months ended March 31, 2014, cost of funds does not include accrual and settlement of interest associated with derivative instruments and linked transactions of approximately $7.9 million and $225 thousand, respectively. For the three months ended March 31, 2013, cost of funds does not include interest of approximately $5.8 million and $89 thousand associated with derivative instruments and linked transactions, respectively. In accordance with GAAP, such costs are included in gain (loss) on derivative instruments and gain (loss) on linked transactions, respectively, in the Statement of Operations.

The following table sets forth certain information regarding our net investment income for the three months ended March 31, 2014 and 2013, See “Non-GAAP Financial Measures”:

For the three months ended March 31, 2014:

Non-GAAP Financial Measures: (dollars in thousands)	Agency RMBS	Non-Agency RMBS	Agency and Non-Agency CMBS	Total

Average amortized cost of MBS held including Agency and Non-Agency Interest-Only Strips accounted for as derivatives and linked transactions	$2,657,345	$402,105	$29,118	$3,088,568

Total interest income including interest income on Agency and Non-Agency Interest-Only Strips accounted for as derivatives and linked transactions(1)	$20,238	$6,460	$494	$27,192

Yield on average amortized cost of MBS including adjustments related to cost of Agency and Non-Agency Interest-Only Strips accounted for as derivatives and linked transactions	3.09%	6.52%	6.88%	3.57%

Average balance of repurchase agreements, including repurchase agreements on linked transactions	$2,337,542	$276,946	$14,302	$2,628,790

Total interest expense including interest income (expense), net incurred on interest rate swaps and interest expense incurred on linked transactions(2)	$10,031	$1,385	$51	$11,467

Average cost of funds including interest income (expense) on Agency and Non-Agency Interest-Only Strips accounted for as derivatives and interest income (expense), net incurred on interest rate swaps and linked transactions	1.74%	2.03%	1.45%	1.77%

Net interest income including interest income (expense) on Agency and Non-Agency Interest-Only Strips, accounted for as derivatives and interest income (expense), net incurred on interest rate swaps and linked transactions	$10,207	$5,075	$443	$15,725

Net interest rate spread including interest income (expense) on Agency and Non-Agency Interest-Only Strips accounted as derivatives and interest income (expense), net incurred on interest rate swaps and linked transactions	1.35%	4.49%	5.43%	1.80%

(1) For the three months ended March 31, 2014 includes net (amortization of premiums), accretion of discounts and (amortization/recovery of basis) of approximately $(18.9) million. This amount is composed of approximately $(12.1) million for Agency RMBS included in interest income, approximately $738 thousand for Non-Agency RMBS included in interest income, approximately $177 thousand for Agency and Non-Agency CMBS included in interest income, approximately $(2.2) million for Non-Agency linked transactions (Non-GAAP measure) and approximately $(5.6) million of amortization/recovery of basis on Agency and Non-Agency Interest-Only Strips accounted for as derivatives (Non-GAAP measure), not reported in interest income for GAAP (included in Loss on derivative instruments).

(2)  Represents the net amount paid, including accrued amounts, for interest rate swaps during the period, included in loss on derivative instruments for GAAP and interest expense on linked transactions.

For the three months ended March 31, 2013:

Non-GAAP Financial Measures: (dollars in thousands)	Agency RMBS	Non-Agency RMBS	Agency and Non-Agency CMBS	Total

Average amortized cost of MBS held including Agency and Non-Agency Interest-Only Strips accounted for as derivatives and linked transactions	$4.649.118	$142,239	$—	$4,791,357

Total interest income including interest income on Agency and Non-Agency Interest-Only Strips accounted for as derivatives and linked transactions(1)	$33,929	$2,015	$—	$35,944

Yield on average amortized cost of MBS including adjustments related to cost of Agency and Non-Agency Interest-Only Strips accounted for as derivatives and linked transactions	2.96%	5.75%	—	3.04%

Average balance of repurchase agreements, including repurchase agreements on linked transactions	$4,536,108	$69,929	$—	$4,606,037

Total interest expense including interest income (expense), net incurred on interest rate swaps and interest expense incurred on linked transactions(2)	$9,533	$320	$—	$9,853

Average cost of funds including interest income (expense) on Agency and Non-Agency Interest-Only Strips accounted for as derivatives and interest income (expense), net incurred on interest rate swaps and linked transactions	0.85%	1.86%	—	0.87%

Net interest income including interest income (expense) on Agency and Non-Agency Interest-Only Strips, accounted for as derivatives and interest income (expense), net incurred on interest rate swaps and linked transactions	$24,396	$1,695	$—	$26,091

Net interest rate spread including interest income (expense) on Agency and Non-Agency Interest-Only Strips accounted as derivatives and interest income (expense), net incurred on interest rate swaps and linked transactions	2.11%	3.89%	—	2.17%

(1) For the three months ended March 31, 2013 includes net (amortization of premiums), accretion of discounts and (amortization/recovery of basis) of approximately $(21.1) million. This amount is composed of approximately $(18.3) million for Agency RMBS included in interest income, approximately $1.1 million for Non-Agency RMBS included in interest income, approximately $0.3 million for linked transactions (Non-GAAP measure) and approximately $(4.2) million of amortization/recovery of basis on Agency Interest-Only Strips accounted for as derivatives (Non-GAAP measure), not reported in interest income for GAAP (included in Loss on derivative instruments).

(2)  Represents the net amount paid, including accrued amounts, for interest rate swaps during the period, included in loss on derivative instruments for GAAP and interest expense on linked transactions.

Interest income is subject to interest rate risk.  Refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” for more information relating to interest rate risk and its impact on our operating results.

Other Income (Loss)

The following tables present the sales of our MBS (dollars in thousands):

	For the three months ended March 31, 2014
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Agency RMBS (1)	$13,287	$16	$(869)	$(853)
Non-Agency RMBS	103,176	4,235	(535)	3,700
Total	$116,463	$4,251	$(1,404)	$2,847

(1)         Includes proceeds for Agency Interest-Only Strips, accounted for as derivatives, of approximately $11.2 million and gross realized losses of approximately $869 thousand.

	For the three months ended March 31, 2013
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Agency RMBS(1)	$1,828,722	$8,646	$(20,405)	$(11,759)
Total	$1,828,722	$8,646	$(20,405)	$(11,759)

(1)         Includes proceeds for Agency Interest-Only Strips, accounted for as derivatives, of approximately $8.4 million and gross realized losses of approximately $99 thousand.

The MBS market remains a dynamic and, at times, volatile market.  Our Manager regularly reviews the characteristics of our portfolio and may make changes to our portfolio in order to adjust such portfolio characteristics in response to and/or anticipation of changing market conditions. Accordingly, due to changes in market conditions or expected changes in market conditions, we sold these MBS in order to adjust the overall characteristics of our portfolio including, but not limited to, prepayment expectations and duration.

With respect to our MBS, we elected the fair value option and, as a result, we record the change in fair value related to MBS in earnings.  The following tables present amounts related to realized gains and losses as well as changes in fair value of our MBS portfolio and derivative instruments that are included in our statement of operations for three months ended March 31, 2014 and 2013:

For the three months ended March 31, 2014:

Description	Realized Gain (Loss), net	Contractual interest income (expense), net(1)	Other loss on Mortgage -backed securities	Unrealized Gain (Loss), net	Basis Recovery	Mark-to- market adjustments	Total

MBS and Other Securities	$3,716	$—	$(1,709)	$31,091	$—	$—	$33,098
Cash and cash equivalents	—	(12)	—	—	—	—	(12)

Derivative Instruments:
Interest rate swaps	2	(7,853)	—	—	—	(45,496)	(53,347)
Interest rate swaptions		—	—	—	—	(9,324)	(9,324)
Agency and Non-Agency Interest-Only Strips accounted for as derivatives	(869)	8,426	—	—	(5,592)	(1,220)	745
Futures contracts	—	—	—	—	—	118	118
TBAs	2,370	—	—	—	—	(468)	1,902
Linked Transactions	1,290	2,753	—	—	(2,050)	226	2,219
Total	$6,509	$3,314	$(1,709)	$31,091	$(7,642)	$(56,164)	$(24,601)

(1) Contractual interest income (expense), net on derivative instruments includes interest settlement paid or received. In addition, contractual interest income (expense), net on linked transactions includes amortization of approximately $122 thousand for Non-Agency RMBS.

For the three months ended March 31, 2013:

Description	Realized Gain (Loss), net	Contractual interest income (expense), net(1)	Other loss on Mortgage -backed securities	Unrealized Gain (Loss), net	Basis Recovery	Mark-to- market adjustments	Total

MBS and Other Securities	$(11,660)	$—	$(2,268)	$(54,759)	$—	$—	$(68,687)
Cash and cash equivalents	—	33	—	—	—	—	33

Derivative Instruments:
Interest rate swaps	18,258	(4,582)	—	—	—	1,858	15,534
Interest rate swaptions	—		—	—	—	(1,506)	(1,506)
Agency and Non-Agency Interest-Only Strips accounted for as derivatives	(99)	5,943	—	—	(4,185)	(2,348)	(689)
Options	—	—	—	—	—	(324)	(324)
TBAs	601	—	—	—	—	1,224	1,825
Linked Transactions	—	346	—	—	—	250	596
Total	$7,100	$1,740	$(2,268)	$(54,759)	$(4,185)	$(846)	$(53,218)

(1) Contractual interest income (expense), net on derivative instruments includes interest settlement paid or received. In addition, contractual interest income (expense), net on linked transactions includes accretion of approximately $329 thousand for Non-Agency RMBS.

In order to mitigate interest rate risk resulting from our future repurchase agreement borrowings, we entered into interest rate swaps with an aggregate notional amount of approximately $4.6 billion, of which $653.8 million are forward starting.  Our effective swaps are comprised of approximately $3.4 billion fixed pay rate swaps and $527.0 million are variable pay swaps, which effectively fix (for the life of the swap) the floating interest rate of approximately $2.9 billion and interest rate swaptions with an aggregate notional amount of approximately $2.1 billion at March 31, 2014.  While not designated as a hedge for accounting purposes, our current and future interest rate swaps and interest rate swaptions are viewed as an economic hedge on a portion of our floating-rate borrowings.  Since we do not apply hedge accounting for our interest rate swaps, we record the change in fair value related to such agreements in earnings as unrealized gain (loss) on derivative instruments.  Included in realized gain or loss on derivative instruments are the net interest rate swap payments (including accrued amounts) associated with our interest rate swaps.

Expenses

General and Administrative Expenses

We incurred general and administrative expenses of approximately $2.1 million and $1.7 million for the three months ended March 31, 2014 and 2013, respectively, which represents professional fees, insurance, non-cash stock based compensation and overhead costs of the Company.  The increase in general and administrative expenses from 2014 over 2013 is primarily due to an increase in stock-based compensation costs.

Management Fee Expense

We incurred management fee expense of approximately $1.8 million and $2.1 million for the three months ended March 31, 2014 and 2013, respectively, of which approximately $1.8 million was payable at March 31, 2014 to our Manager under the Management Agreement.  Pursuant to the terms of the Management Agreement, our Manager is paid a management fee equal to 1.5% per annum of our stockholders’ equity (as defined in the Management Agreement), calculated and payable (in cash) quarterly in arrears.  Management fees primarily decreased from 2014 over 2013 due to a decrease in our stockholder’s equity, as adjusted for non-cash items.

The management fees, expense reimbursements and the relationship between our Manager and us are discussed further in Note 9, “Related Party Transactions,” to the financial statements contained in this Quarterly Report on Form 10-Q.

Dividends

The following table presents cash dividends declared and paid by us on our common stock:

Declaration Date	Record Date	Payment Date	Amount per Share		Tax Characterization

2014
March 20, 2014	March 31, 2014	April 29, 2014	$0.67		Not yet determined

2013
April 1, 2013	April 12, 2013	April 30, 2013	$0.95		Ordinary income
June 20, 2013	July 1, 2013	July 29, 2013	$0.90		Ordinary income
September 19, 2013	September 30, 2013	October 29, 2013	$0.90		Ordinary income
December 19, 2013	December 30, 2013	January 28, 2014	$2.35	(1)	Ordinary income

(1)       Consisting of cash and stock.  For stockholders who elected to receive the entire $2.35 per share dividend in stock, each stockholder received 0.1590 shares in newly issued shares of our common stock for each common share that they held as of the dividend record date. For stockholders who elected to receive the dividend in cash, or did not make an election, each stockholder received $0.9159 per share in cash and 0.0970 shares in newly issued shares of our common stock for each common share that they held as of the dividend record date.

Subsequent Events

Follow-On Offering and Private Placement

On April 9, 2014, we completed a follow-on public offering of 13,000,000 shares of our common stock and a private placement of 650,000 shares of our common stock with our Manager. The combined net proceeds from the public offering and private placement were approximately $200.0 million, after deducting the underwriting discount and estimated offering expenses payable by us. On May 2, 2014, underwriters from the April stock offering notified us that they had elected to exercise a portion of the overallotment option and purchase an additional 1,000,000 shares of common stock from us providing us with incremental proceeds of approximately $14.7 million, which were received on May 7, 2014.

As a result of the April 9, 2014 follow-on public offering of common stock, the exercise price of each of the outstanding warrants was reduced from $17.59 to $16.70.

Liquidity and Capital Resources

General

Our liquidity and capital resources are managed on a daily basis to ensure that we have sufficient liquidity to absorb market events that could negatively impact collateral valuations and result in margin calls and to ensure that we have the flexibility to manage our investment portfolio to take advantage of market opportunities.

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain our assets and operations make distributions to our stockholders, and other general business needs.  We use cash to purchase our target assets, repay principal and interest on our borrowings, make distributions to our stockholders and fund our operations.

Under our repurchase agreements and derivative contracts, lenders and counterparties retain the right to determine the fair value of the collateral pledged, or in the case of cleared swaps the required collateral may be determined by clearinghouse rules.  A reduction in the value of the collateral pledged will require us to provide additional collateral or fund cash margin calls.  Alternatively, since margins calls for our interest rate swaps and swaptions generally are inversely correlated to those of our repurchase agreements, our interest rate swap and swaptions counterparties would likely be required to post collateral with us during a period in which we were required to post collateral with our repurchase agreement counterparties.  During 2013, the fixed income markets experienced volatility and, in particular, the sell-off in Agency RMBS that occurred between the beginning of July 2013 and the Federal Reserve postponing its decision to taper in September 2013, resulted in demands for additional collateral from our repurchase agreement counterparties.  Similarly, we received incremental collateral from our interest rate swap and swaption counterparties during this time.  We were able to satisfy our additional collateral requirements with unpledged securities in our portfolio, cash on hand and cash received as and with respect to incremental collateral received on our interest rate swaps and swaptions.  We were not forced to involuntarily sell any of our assets, nor did any of counterparties sell any of assets held by them as collateral.  During the second and third quarters of 2013, we rehypothecated some of the securities we received as incremental collateral on our swaps and swaptions, effectively entering into repurchase agreements with such securities, in order to increase our cash position.  At December 31, 2013, no securities were rehypothecated.  During the first quarter of 2014, we were able to satisfy our additional collateral requirements pertaining to our swaps and swaptions with cash on hand and proceeds of our repurchase agreement borrowings.  In an instance of severe volatility, or where the additional stress on liquidity resulting from volatility is sustained over an extended period of time, we could be required to sell securities, possibly even at a loss to generate sufficient liquidity to satisfy collateral and margin requirements which could have a material adverse effect on our financial position, results of operations and cash flows.

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

Our primary sources of liquidity are as follows:

Borrowing under Various Financing Arrangements

As of March 31, 2014, we had master repurchase agreements with 20 counterparties.  We had borrowings under repurchase agreements with 16 counterparties of approximately $2.8 billion at March 31, 2014.  The following tables present our borrowings by type of collateral pledged as of March 31, 2014 and 2013, and the respective effective cost of funds (Non-GAAP financial measure) for the three months ended March 31, 2014 and 2013.  See “Non-GAAP Financial Measures” (dollars in thousands):

Collateral	Repurchase Agreement Borrowings Outstanding March 31, 2014	Fair Value of Collateral Pledged (1)	Weighted Average Interest Rate end of period	Weighted Average Cost of Funds for three months ended March 31, 2014	Weighted Average Effective Cost of Funds (Non-GAAP) for the for the three months ended March 31, 2014 (2)
Agency RMBS	$2,529,527	$2,691,645	0.39%	0.42%	1.74%
Non-Agency RMBS	279,142	392,032	1.69	1.71	1.81
Agency and Non-Agency CMBS	14,292	19,172	1.43	1.45	1.45
Total: Excluding Linked Transactions	$2,822,961	$3,102,849	0.52%	0.53%	1.74%
Non-Agency RMBS Linked Transactions	12,714	15,687	1.56	n/a	2.95
Total (Non-GAAP)	$2,835,675	$3,118,536	0.53%	0.53%	1.77%

(1) Excludes approximately $11.1 million of cash collateral posted.

(2) The effective cost of funds for the period presented is calculated on an annualized basis and includes interest expense for the period and net payments on interest rate swaps of approximately $7.9 million and interest expense on linked transactions of approximately $225 thousand.  While interest rate swaps are not accounted for using hedge accounting, such instruments are viewed by us as an economic hedge against increases in interest rates on our liabilities and are treated as hedges for purposes of satisfying the REIT tax requirements.  See “Non-GAAP Financial Measures”.

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

As of March 31, 2014, our repurchase agreements with 20 counterparties, require collateral in excess of the loan amount, or haircuts, ranging from a low of 3.0% to a high of 5.5% for Agency RMBS, exclusive of IOs and IIOs for which the haircuts are as high as 30.0% and for Non-Agency RMBS and Agency and Non-Agency CMBS for which the haircuts range from a low of 10.0% to a high of 45.0%.  Declines in the value of our portfolio can trigger margin calls by our lenders under our repurchase agreements.  Margin calls could adversely affect our liquidity. Our inability to post adequate collateral for a margin call by the counterparty could result in a condition of default under our repurchase agreements.  An event of default or termination event would give some of our counterparties the option to terminate all existing repurchase transactions with us and require any amount due to the counterparties by us to be payable immediately.  In which case, we may be forced to sell assets under adverse market conditions or through foreclosure which may have a material adverse consequence on our business, financial position, our results of operations and cash flows.  During the three months ended March 31, 2014, we were able to satisfy margin calls using cash on hand, unlevered or underleveraged securities, and cash from our repurchase agreement borrowings.  No event of default occurred.

Under the repurchase agreements and derivative contracts, the respective lenders and counterparties, subject to the terms of the individual agreements and in the case of cleared swaps, the clearinghouse rules, retain the right to determine the fair value of the underlying collateral.  A reduction in the value of pledged assets requires us to provide additional collateral or fund margin calls.  In addition, certain of the repurchase agreements may be terminated by our counterparties if we do not maintain certain equity and leverage metrics.  We are compliant with these tests at March 31, 2014.  At March 31, 2014, MBS held by counterparties as security for repurchase agreements totaled approximately $3.1 billion, inclusive of MBS posted of $15.7 million for repurchase agreements accounted for as linked transactions.   At December 31, 2013, MBS held by counterparties as security for repurchase agreements totaled approximately $2.9 billion, inclusive of MBS posted of $79.7 million for repurchase agreements accounted for as linked transactions.

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

Cash collateral held by counterparties at March 31, 2014 was approximately $57.8 million, which is included in Due from counterparties on our Balance Sheet, comprised of approximately $11.1 million held in connection with repurchase borrowings, approximately $225 thousand held in connection with our futures contracts and approximately $46.5 million held by our interest rate swap counterparties.  At March 31, 2014, Due to counterparties on our Balance Sheet was comprised of approximately $4.5 million posted with us by our repurchase agreement counterparties and approximately $29.5 million posted by our interest rate swap and swaption counterparties.  Cash collateral held by counterparties at December 31, 2013 was approximately $55.4 million, which is included in Due from counterparties on our Balance Sheet, comprised of approximately $32.6 million held in connection with repurchase borrowings and approximately $22.8 million held by our interest rate swap counterparties.  At December 31, 2013, Due to counterparties on our Balance Sheet was comprised of approximately $3.2 million posted with us by our repurchase agreement counterparties and approximately $62.7 million posted by our interest rate swap and swaption counterparties.

We had approximately $104.5 million and $0, respectively of unsettled purchased securities as of March 31, 2014 and December 31, 2013, included in Investment related payables on our Balance Sheet. In addition, we had approximately $2.4 million and $0, respectively unsettled sold securities as of March 31, 2014 and December 31, 2013, included in Investment related receivables on our Balance Sheet.

Cash Generated from Operations

For the three months ended March 31, 2014, operating activities increased our cash balance by approximately $11.5 million. This was primarily attributable to the net interest income we earned on our investments for the three months net of adjustments pertaining to the amortization/accretion of premiums and discounts, which are non-cash items. For the three months ended March 31, 2013, operating activities increased our cash balance by approximately $52.2 million. This was primarily attributable to the net interest income we earned on our investments net of adjustments pertaining to the amortization/accretion of premiums and discounts, which are non-cash items, and cash received on termination of interest rate swaps.

Cash Provided by and Used in Investing Activities

For the three months ended March 31, 2014, our investing activities decreased our cash balance by approximately $196.3 million. This was primarily attributable to our cash expenditures to acquire MBS, partially offset by proceeds from sales of MBS. For the three months ended March 31, 2013, investing activities increased our cash balance by approximately $609.4 million.  This was primarily attributable to proceeds from sale of MBS, offset by capital expenditures to acquire MBS.

Cash Provided by and Used in Financing Activities

For the three months ended March 31, 2014, our financing activities increased our cash balance by approximately $141.7 million. This was primarily attributable to an increase in our net borrowings under repurchase agreements. For the three months ended March 31, 2013, financing activities reduced our cash balance by approximately $713.9 million. This was primarily attributable to a decrease in our net borrowings under repurchase agreements.

Other Potential Sources of Financing

We held cash of approximately $5.5 million and $3.9 million at March 31, 2014 and 2013, respectively.  Our primary sources of cash currently consist of repurchase facility borrowings, investment income and the proceeds of any future securities offering, to the extent available in the capital market.  In the future, we expect our primary sources of liquidity to consist of payments of principal and interest we receive on our portfolio of assets, unused borrowing capacity under our financing sources and future issuances of equity and debt securities.

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

Contractual Obligations and Commitments

Our contractual obligations as of March 31, 2014 are as follows (dollars in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total

Borrowings under repurchase agreements (including linked transactions)	$2,835,675	—	—	—	$2,835,675
TBA — long positions	829,694	—	—	—	829,694
Total: Non-GAAP Basis —Including Linked Transactions	3,665,369	—	—	—	3,665,369
Linked Transactions	12,714	—	—	—	12,714
TBA — long positions	829,694	—	—	—	829,694
Total: GAAP Basis —Excluding Linked Transactions and TBA-long positions	$2,822,961	—	—	—	$2,822,961

We enter into a linked transaction when the initial transfer of a financial asset and repurchase financing are entered into contemporaneously with, or in contemplation of, one another. In this situation, we then record the initial transfer and repurchase financing on a net basis. The fair value of linked transactions reflects the value of the underlying real estate securities and linked repurchase agreement borrowings; resulting in an embedded repurchase agreement.  As of March 31, 2104, we had two linked transactions resulting in approximately $12.7 million of embedded repurchase agreements with a weighted average rate of 1.56%. The weighted average contractual maturity of the repurchase agreements for linked transactions was 17 days.

As of March 31, 2014, we have an obligation for approximately $3.0 million in contractual interest payments related to our repurchase agreements, including linked transactions of approximately $18 thousand through the respective maturity date of each repurchase agreement.

The table above does not include amounts due under the Management Agreement (as defined herein) with our Manager, as those obligations do not have fixed and determinable payments. For a description of the Management Agreement, see “Our Manager and the Management Agreement—the Management Agreement.”

On May 9, 2012, we entered into a management agreement (the “Management Agreement”) with our Manager which describes the services to be provided by our Manager and compensation for such services. Our Manager is responsible for managing our operations, including: (i) performing all of our day-to-day functions; (ii) determining investment criteria in conjunction with our board of directors; (iii) sourcing, analyzing and executing investments, asset sales and financings; (iv) performing asset management duties; and (v) performing financial and accounting management, subject to the direction and oversight of our board of directors. Pursuant to the terms of the Management Agreement, our Manager is paid a management fee equal to 1.50% per annum of our stockholders’ equity, (as defined in the Management Agreement), calculated and payable (in cash) quarterly in arrears. For purposes of calculating the management fee, “stockholders’ equity” means the sum of the net proceeds from any issuances of our equity securities since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus retained earnings, calculated in accordance with GAAP, at the end of the most recently completed fiscal quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less any amount paid for repurchases of our shares of common stock, excluding any unrealized gains, losses or other non-cash items, including OTTI charges included in other loss on MBS, unrealized gain (loss) on MBS and other securities and the non-cash portion of gain (loss) on derivative instruments, that have impacted stockholders’ equity as reported in our financial statements prepared in accordance with GAAP, regardless of whether such items are included in other comprehensive income or loss, or in net income, and excluding one-time events pursuant to changes in GAAP and certain other non-cash charges after discussions between our Manager and our independent directors and after approval by a majority of our independent directors. However, if our stockholders’ equity for any given quarter is negative based on the calculation described above, our Manager will not be entitled to receive any management fee for that quarter.

In addition, under the Management Agreement, we are required to reimburse our Manager for the expenses described below. Expense reimbursements to the Manager are made in cash on a monthly basis following the end of each month. Our reimbursement obligation is not subject to any dollar limitation. Because our Manager’s personnel perform certain legal, accounting, due diligence tasks and other services that outside professionals or outside consultants otherwise would perform, our Manager may be paid or reimbursed for the documented cost of performing such tasks, provided that such costs and reimbursements are in amounts which are no greater than those which would be payable to outside professionals or consultants engaged to perform such services pursuant to agreements negotiated on an arm’s-length basis.  Commencing January 1, 2014, our chief financial officer is now an employee of the Manager.  Accordingly, we will reimburse our Manager for his compensation and benefits.  For the three months ended March 31, 2014 and 2013, we recorded expenses, paid by the Manager on our behalf, totaling approximately $210 thousand and $9 thousand, respectively, related to employee costs and benefits associated with our chief financial officer.

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

Off-Balance Sheet Arrangements

Our linked transactions are comprised of real estate securities and associated repurchase agreements. The extent to which these transactions become unlinked in the future, the underlying real estate securities and the borrowings under repurchase agreements and associated interest income and expense will be presented on a gross basis on our balance sheet and statement of operations, prospectively. As of March 31, 2014, our maximum exposure to loss on linked transactions was approximately $3.0 million.

As of March 31, 2014, we held contracts to purchase (“long position”) and sell (“short position”) TBAs on a forward basis.  If a counterparty to one of the TBAs that we enter into defaults on its obligations, we may not receive payments or securities due under the TBA agreement, and thus, we may lose any unrealized gain associated with that TBA transaction.

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

On March 20, 2014, we declared a regular quarterly dividend of $0.67 per common share for the quarter ended March 31, 2014.  The dividend was paid on April 29, 2014 to shareholders of record as of March 31, 2013.

Non-GAAP Financial Measures

Total Interest Income and Net Interest Income, including Interest Income on Agency Interest-Only accounted for as derivatives and Effective Cost of Funds

Total interest income including interest income on Agency Interest-Only Strips classified as derivatives and Effective Cost of Funds for the three months ended March 31, 2014 and 2013, constitutes a Non-GAAP financial measure within the meaning of Regulation G promulgated by the SEC.  We believe that the measures presented in this quarterly report on Form 10-Q, when considered together with U.S. GAAP financial measures, provide information that is useful to investors in understanding our borrowing costs and net interest income, as viewed by us.  An analysis of any Non-GAAP financial measure should be made in conjunction with results presented in accordance with GAAP.

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

The following table reconciles total interest income to interest income including interest income on Agency and Non- Agency Interest-Only Strips classified as derivatives and interest income on linked transactions (Non-GAAP financial measure) for the three months ended March 31, 2014 and 2013:

(in thousands)	For the three months ended March 31, 2014	For the three months ended March 31, 2013
Coupon Interest	$34,578	$51,001
Premium accretion, discount amortization and amortization of basis, net	(11,148)	(17,251)
Interest Income	$23,430	$33,750

Contractual Interest income, net of amortization basis on Agency and Non-Agency Interest-Only and Interest Strips, classified as derivatives(1):
Coupon Interest	$8,426	$5,943
Amortization of basis (Non-GAAP Financial Measure)	(5,592)	(4,184)
Contractual Interest income, net of discount amortization on Linked Transactions (2):
Coupon Interest	3,100	106
Discount amortization	(2,172)	329
Subtotal	3,762	2,194
Total interest income, including interest income on Agency and Non-Agency Interest-Only Strips, classified as derivatives - Non-GAAP Financial Measure	$27,192	$35,944

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

The following table reconciles the Effective Cost of Funds (Non-GAAP financial measure) with interest expense for the three months ended March 31, 2014 and 2013:

	For the three months ended March 31, 2014		For the three months ended March 31, 2013
(dollars in thousands)	Reconciliation	Cost of Funds/Effective Borrowing Costs	Reconciliation	Cost of Funds/Effective Borrowing Costs

Interest expense	$3,390	0.53%	$5,181	0.46%
Interest expense on linked transactions	225	1.73%	90	1.85%
Net interest paid - interest rate swaps	7 852	1.21%	4,582	0.41%
Effective Borrowing Costs	$11 ,467	1.77%	$9,853	0.87%
Weighted average repurchase borrowings (1)	2,628,790		4,606,037

(1)         Includes average repurchase borrowings under linked transactions.

Core Earnings

Our Core Earnings were approximately $12.4 million and approximately $22.6 million for the three months ended March 31, 2014 and 2013, respectively. Core Earnings is a Non-GAAP financial measure that is used by us to approximate cash yield or income associated with our portfolio and is defined as GAAP net income (loss) as adjusted, excluding: (i) net realized gain (loss) on investments and derivative contracts; (ii) net unrealized gain (loss) on investments; (iii) net gain (loss) resulting from mark-to-market adjustments on derivative contracts; (iv)  other loss on MBS; (v) non-cash stock-based compensation expense; and (vi) one-time events pursuant to changes in GAAP and certain other non-cash charges after discussions between the us, the Manager and our independent directors and after approval by a majority of the our independent directors.

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

The table below reconciles Net Loss to Core Earnings for the three months ended March 31, 2014 and 2013:

(dollars in thousands)	For the three months ended March 31, 2014	For the three months ended March 31, 2013

Net Loss — GAAP	$(8,441)	$(28,499)
Adjustments:

MBS and other securities:

Unrealized (gain) loss on MBS	(31,091)	54,759
Other loss on mortgage-backed securities	1,709	2,268
Realized (gain) loss on sale of MBS	(3,716)	11,660

Derivative Instruments:

Realized gain on termination of interest rate swaps	(2)	(18,258)
Realized gain on settlement of TBAs	(2,370)	(601)
Realized gain on sale/unlinking of securities underlying linked transactions	(1,290)	—
Realized loss on Agency Interest-Only Strips — accounted for as derivatives	869	99
Mark-to-market adjustments on interest rate swaps	45,496	(1,858)
Mark-to-market adjustments on interest rate swaptions	9,324	1,506
Mark-to-market adjustments on options	—	324
Mark-to-market adjustments on futures contracts	(118)	—
Mark-to-market adjustments on TBAs	468	(1,224)
Mark-to-market adjustments on linked transactions	(226)	(250)
Mark-to-market adjustments on derivative instruments	1,220	2,348

Non-cash stock-based compensation expense	588	286
Total adjustments	20,861	51,059
Core Earnings — Non-GAAP Financial Measure	$12,420	$22,560

Basic Core Earnings per Share of Common Stock and Participating Securities - Non-GAAP Financial Measure	$0.46	$0.93
Diluted Core Earnings per Share of Common Stock and Participating Securities - Non-GAAP Financial Measure	$0.46	$0.93

Basic weighted average common shares and participating securities	26,907,391	24,206,170
Diluted weighted average common shares and participating securities	26,907,391	24,338,990

Alternatively, our Core Earnings can also be derived as presented in the table below by starting with Net interest income including interest income on Interest-Only Strips accounted for as derivatives and interest income (expense), net incurred on interest rate swaps (a Non-GAAP financial measure) subtracting Operating Expenses, net of Non-cash stock based compensation, and adding Interest income on cash balances and other income (loss), net:

(dollars in thousands)	For the three months ended March 31, 2014	For the three months ended March 31, 2013
Net interest income including interest income on Interest-Only Strips accounted for as derivatives and interest income (expense), net incurred on interest rate swaps (a Non-GAAP financial measure)	$15,724	$26,091
Total Operating Expenses	(3,880)	(3,850)
Non-cash stock based compensation	588	286
Interest income on cash balances and other income (loss), net	(12)	33
Core Earnings (a Non-GAAP) financial measure	$12,420	$22,560

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

As of March 31, 2014, 15 of the counterparties that we had outstanding repurchase agreement borrowings held collateral which we posted as security for such borrowings in excess of 5% of our Stockholders’ equity.  Prior to entering into a repurchase agreement with any particular institution, our Manager does a thorough review of such potential counterparty.  Such review, however, does not assure the creditworthiness of such counterparty nor that the financial wherewithal of the counterparty will not deteriorate in the future.

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

The sensitivity analysis table presented below shows the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments, including interest rate swaps, Interest-Only Strips, and net interest income at March 31, 2014, assuming a static portfolio of assets. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our Manager’s expectations. The analysis presented utilizes our Manager’s assumptions, models and estimates, which are based on our Manager’s judgment and experience.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+1.00%	16.60%	(0.64)%
+0.50%	10.86%	(0.48)%
-0.50%	(16.38)%	0.24%
-1.00%	NA (1)	NA (1)

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

Certain assumptions have been made in connection with the calculation of the information set forth in the table above and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes.  The base interest rate scenario assumes interest rates at March 31, 2014.  The analysis presented utilizes assumptions and estimates based on our Manager’s judgment and experience.  Furthermore, while we generally expect to retain such assets and the associated interest rate risk, future purchases and sales of assets could materially change our interest rate risk profile.

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

If a counterparty to a bi-lateral interest rate swap cannot perform under the terms of the interest rate swap, we may not receive payments due under that agreement, and thus, we may lose any unrealized gain associated with the interest rate swap. We may also risk the loss of any collateral we have pledged to secure our obligations under interest rate swap if the counterparty becomes insolvent or files for bankruptcy. In the case of a cleared swap, if our clearing broker were to default, become insolvent or file for bankruptcy, we may also risk the loss of any collateral we have posted to the clearing broker unless we were able to transfer or “port” our positions and held collateral to another clearing broker. In addition, the interest rate swap would no longer mitigate the impact of changes in interest rates as intended.  As of September 2013, most of our interest swaps are cleared through a central clearing house which reduces but does not eliminate the aforementioned risks.  Also see “Liquidity Risk” below.

Effective January 1, 2014, we have entered into master securities forward trading agreements, or MSFTAs, which would govern the trading of our TBA transactions.  Pursuant to the terms of these MSFTAs, we and our counterparties would be required to post margin to the other when the mark to market exposure of the TBA transactions executed under the agreement exceed certain thresholds.  On January 1, 2014, our Manager entered into MSFTAs with two counterparties and we expect to continue to negotiate and enter into MSFTAs with additional TBA counterparties.  The margin provisions of the MSFTA help to mitigate, but do not eliminate, counterparty risk associated with TBA transactions.  If a counterparty to a TBA transaction cannot perform under the terms of the trade, we may not receive securities we have agreed to purchase or payment for securities we have agreed to sell, and thus, we may lose any unrealized gain associated with such transaction.

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

ITEM 4.  Controls and Procedures

Our management is responsible for establishing and maintaining disclosure controls and procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that the required information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of March 31, 2014. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

No change occurred in our internal control over financial reporting (as defined in Rule13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  Legal Proceedings

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business.  As of March 31, 2014, the Company was not involved in any legal proceedings.

ITEM 1A.  Risk Factors

There were no material changes during the period covered by this report to the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on March 17, 2014.  Additional risks not presently known, or that we currently deem immaterial, also may have a material adverse effect on our business, financial condition and results of operation.

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

4.1*

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

May 12, 2014

By:	/s/ STEVEN M. SHERWYN

Steven M. Sherwyn
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

May 12, 2014