Form 10-Q
period 2014-06-30
Western Asset Mortgage Capital Corp
filed 2014-08-11
CIK 1465885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

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

As of August 4, 2014, there were 41,718,467 shares, par value $0.01, of the registrant’s common stock issued and outstanding.

Western Asset Mortgage Capital Corporation

Balance Sheets (Unaudited)

(in thousands—except share and per share data)

	June 30, 2014	December 31, 2013
Assets:
Cash and cash equivalents	$1,047	$48,525
Mortgage-backed securities and other securities, at fair value ($4,621,548 and $2,818,947 pledged as collateral, at fair value, respectively)	4,674,131	2,853,587
Linked transactions, net, at fair value	13,075	18,559
Investment related receivable ($1,716 and $0 pledged as collateral, at fair value, respectively)	67,822	341
Accrued interest receivable	26,705	12,266
Due from counterparties	135,259	55,434
Derivative assets, at fair value	68,430	105,826
Other assets	813	339
Total Assets	$4,987,282	$3,094,877

Liabilities and Stockholders’ Equity:
Liabilities:
Borrowings under repurchase agreements	$4,111,248	$2,579,067
Accrued interest payable	22,639	12,534
Investment related payables	56,977	—
Due to counterparties	19,436	65,861
Derivative liability, at fair value	105,570	4,673
Accounts payable and accrued expenses	1,637	1,353
Underwriting and offering costs payable	150	8
Payable to related party	2,758	1,842
Dividend payable	27,951	19,445
Total Liabilities	4,348,366	2,684,783

Commitments and contingencies

Stockholders’ Equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, 41,718,467 and 26,853,287 shares issued and outstanding, respectively	417	268
Preferred stock, $0.01 par value, 100,000,000 shares authorized and no shares outstanding	—	—
Additional paid-in capital	759,783	544,143
Retained earnings (accumulated deficit)	(121,284)	(134,317)
Total Stockholders’ Equity	638,916	410,094
Total Liabilities and Stockholders’ Equity	$4,987,282	$3,094,877

See notes to unaudited financial statements.

Western Asset Mortgage Capital Corporation

Statement of Operations (Unaudited)

(in thousands—except share and per share data)

	For the three months ended June 30, 2014	For the three months ended June 30, 2013, as Revised	For the six months ended June 30, 2014	For the six months ended June 30, 2013, as Revised

Net Interest Income:
Interest income	$44,604	$32,742	$68,034	$66,492
Interest expense	5,971	4,522	9,361	9,703
Net Interest Income	38,633	28,220	58,673	56,789

Other Income (Loss):
Interest income on cash balances and other income (loss), net	24	12	12	45
Realized gain (loss) on sale of Mortgage-backed securities and other securities, net	(11,278)	(6,083)	(7,562)	(17,743)
Other loss on Mortgage-backed securities and other securities	(2,999)	(3,533)	(4,708)	(5,801)
Unrealized gain (loss) on Mortgage-backed securities and other securities, net	114,117	(156,286)	145,208	(211,045)
Gain on linked transactions, net	688	3,909	2,907	4,505
Gain (loss) on derivative instruments, net	(66,677)	109,474	(126,583)	124,314
Other Income (Loss), net	33,875	(52,507)	9,274	(105,725)

Operating Expenses:
General and administrative (includes $479, $251, $1,067 and $537 non-cash stock based compensation, respectively)	2,375	1,541	4,450	3,278
Management fee – related party	2,559	1,826	4,364	3,939
Total Operating Expenses	4,934	3,367	8,814	7,217

Net income (loss) available to Common Stock and participating securities	$67,574	$(27,654)	$59,133	$(56,153)

Net income (loss) per Common Share – Basic	$1.68	$(1.16)	$1.76	$(2.34)
Net income (loss) per Common Share – Diluted	$1.68	$(1.16)	$1.76	$(2.34)
Dividends Declared per Share of Common Stock	$0.67	$1.85	$1.34	$1.85

See notes to unaudited financial statements.

Western Asset Mortgage Capital Corporation

Statement of Changes in Stockholders’ Equity (Unaudited)

(in thousands—except shares and share data)

	Common Stock		Additional Paid-	Retained Earnings (Accumulated)
	Shares	Par	In Capital	Deficit	Total
Balance at December 31, 2013	26,853,287	$268	$544,143	$(134,317)	$410,094
Proceeds from public offering of common stock, net	14,000,000	140	205,240	—	205,380
Offering costs, public offerings of common stock	—	—	(386)	—	(386)
Proceeds from private placement of common stock	650,000	7	9,646	—	9,653
Grants of restricted stock	215,180	2	(2)	—	—
Vesting of restricted stock	—	—	1,129	—	1,129
Net income	—	—	—	59,133	59,133
Dividends on common stock	—	—	13	(46,100)	(46,087)
Balance at June 30, 2014	41,718,467	$417	$759,783	$(121,284)	$638,916

See notes to unaudited financial statements.

Western Asset Mortgage Capital Corporation

Statement of Cash Flows (Unaudited)

(in thousands)

	For the six months ended June 30, 2014	For the six months ended June 30, 2013
Cash flows from operating activities:
Net income (loss)	$59,133	$(56,153)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Premium amortization and (discount accretion), net	4,214	14,199
Restricted stock amortization expense	1,067	505
Unrealized (gain) loss on Mortgage-backed securities and other securities, net	(145,208)	211,045
Mark-to-market adjustments on linked transactions	(590)	(711)
Mark-to-market adjustments on derivative instruments	132,126	(90,303)
Other loss on Mortgage-backed securities and other securities	4,708	5,801
Realized loss on sale of Mortgage-backed securities and other securities, net	7,562	17,743
Realized loss on sale of Interest-Only Strips accounted for as derivatives, net	1,144	99
Realized (gain) loss on sale of TBAs, net	(22,561)	2,563
Realized (gain) loss on sale of swaptions, net	5,908	(1,038)
Realized loss on futures	16,495
Realized loss on expiration of option derivatives, net	—	925
Realized gain on linked transaction, net	(1,290)	(3,748)
Realized gain on termination of swaps	—	(8,895)
Changes in operating assets and liabilities:
(Increase) decrease in accrued interest receivable	(14,439)	2,253
Increase in other assets	(474)	(406)
Increase (decrease) in accrued interest payable	10,105	(674)
Increase in accounts payable and accrued expenses	346	323
Increase in payable to related party	916	92
Net cash provided by operating activities	59,162	93,620

Cash flows from investing activities:
Purchase of Mortgage-backed securities and other securities	(3,490,944)	(1,725,304)
Purchase of securities underlying linked transactions	(25,141)	(76,408)
Proceeds from sale of Mortgage-backed securities and other securities	1,692,817	2,209,607
Proceeds from sale of securities underlying linked transactions	—	21,733
Principal payments and basis recovered on Mortgage-backed securities and other securities	137,908	156,970
Principal payments and basis recovered on securities underlying linked transactions	3,777	1,043
Payment of premium for option derivatives	—	(4,675)
Premium received from option derivatives	—	3,750
Proceeds from gross settlement of TBAs	—	208,312
Net settlements of TBAs	22,561	(2,058)
Proceeds from currency swaps	25,160	—
Payment on termination of futures	(16,495)	—
Proceeds from sale of interest rate swaptions	—	16,325
Premium for interest rate swaptions, net	(323)	(23,544)
Net cash provided by (used in) investing activities	(1,650,680)	785,751

Cash flows from financing activities:
Proceeds from issuance of common stock	205,380	—
Proceeds from private placement of common stock (concurrent with initial public offering)	9,653	—
Payment of offering costs	(244)	(67)
Proceeds from repurchase agreement borrowings	11,783,312	20,074,104
Proceeds from repurchase agreement borrowings underlying linked transactions	75,809	86,245
Repayments of repurchase agreement borrowings	(10,241,325)	(20,907,205)
Repayments of repurchase agreement borrowings underlying linked transactions	(124,714)	(82,960)
Repayment of cash overdraft	—	(5,666)
Due from counterparties	(79,825)	(80,267)
Due to counterparties	(46,425)	39,000
Dividends on common stock	(37,581)	(50,131)
Net cash provided by (used in) financing activities	1,544,040	(926,947)

Net decrease in cash and cash equivalents	(47,478)	(47,576)
Cash and cash equivalents beginning of period	48,525	56,292
Cash and cash equivalents end of period	$1,047	$8,716

Supplemental disclosure of operating cash flow information:
Interest paid	$7,755	$11,681
Interest rate swaps terminated, not settled	$—	$8,895
Supplemental disclosure of non-cash financing/investing activities:
Principal payments of mortgage-backed securities, not settled	$(237)	$—
Mortgage-backed securities and other securities sold, not settled	$35,615	$3,465
Mortgage-backed securities and other securities purchased, not settled	$(5,106)	$(22,167)
Mortgage-backed securities recorded upon unlinking of linked transactions	$(62,435)	$53,159
Mortgage-backed securities used to settle TBAs	$—	$208,817
Deferred offering costs payable	$142	$—
Repurchase agreements, not settled	$(9,806)	$—
Repurchase agreements underlying linked transactions, not settled	$15,198	$—
Currency swaps, not settled	$(25,160)	$—
Dividends and distributions declared, not paid	$27,951	$21,878

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

Note 1 — Organization

Western Asset Mortgage Capital Corporation (is referred to throughout this report as the “Company”) is a real estate finance company.  At the Company’s launch in May 2012, its initial investment strategy focused primarily on Agency RMBS (including TBAs as defined herein).  Over time, the Company has expanded its investment strategy to include both Non-Agency RMBS and subsequently, Agency and Non-Agency CMBS.  In addition, and to a significantly lesser extent, the Company has invested in other securities including certain Agency obligations that are not technically MBS and is currently evaluating investments in asset backed securities (“ABS”). The Company’s Manager, as defined below, is also actively pursuing investing in whole loans or whole loan securities as set forth in more detail herein.  These changes in the Company’s investment strategy, including future changes, are based on the Manager’s perspective of which mix of portfolio assets it believes provide the Company with the best risk-reward opportunities at any given time.

The Company is externally managed by Western Asset Management Company (“WAM”, or the “Manager”), an investment advisor registered with the Securities and Exchange Commission (“SEC”).  WAM is a wholly-owned subsidiary of Legg Mason, Inc.  The Company operates and has elected to be taxed as a real estate investment trust or “REIT” commencing with its taxable year ended December 31, 2012.

In light of the aforementioned developments and given the Manager’s current market outlook and investment view, while it can be expected that Agency RMBS will continue to be a significant part of the Company’s portfolio, Agency RMBS will not necessarily be our primary investment in the future.  Going forward, the Manager may vary the allocation among various asset classes subject to maintaining the Company’s qualification as a REIT under federal tax law and maintaining its exemption from the Investment Company Act of 1940 (the “1940 Act”).  These restrictions limit the Company’s ability to invest in non-real estate assets and/or assets which are not secured by real estate.  Accordingly, the Company’s portfolio will continue to be principally invested in MBS and other real estate related assets.

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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary have been made to present fairly the Company’s financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with Article 10 of Regulation S-X and the instructions to Form 10-Q. These financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission (“SEC”) on March 17, 2014. The results of operations for the period ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year or any future period.

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

Classification of mortgage-backed securities and other securities and valuations of financial instruments

Mortgage-backed and other securities - Fair value election

The Company has elected the fair value option for all of its MBS and other securities at the date of purchase, which permits the Company to measure these securities at fair value with the change in fair value included as a component of earnings. In the Manager’s view, this election more appropriately reflects the results of the Company’s operations for a particular reporting period, as financial asset fair value changes are presented in a manner consistent with the presentation and timing of the fair value changes of economic hedging instruments.

Balance Sheet Presentation

The Company’s mortgage-backed securities and other securities purchases and sales are recorded on the trade date, which results in an investment related payable (receivable) for MBS and other securities purchased (sold) for which settlement has not taken place as of the balance sheet date. The Company’s MBS and other securities are pledged as collateral against borrowings under repurchase agreements.  Other than MBS and other securities which are accounted for as linked transactions, described below, the Company’s MBS and other securities are included in Mortgage-backed securities and other securities at fair value and Investment related receivables on the Balance Sheet, with the fair value of such MBS and other securities pledged disclosed parenthetically.

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

Valuation techniques for MBS and other securities may be based upon models that consider the estimated cash flows of the security. When applicable, the primary inputs to the model include yields for Agency To-Be-Announced securities (also known as “TBAs”), Agency MBS, the U.S. Treasury market and floating rate indices such as the London interbank offered rate or LIBOR, the Constant Maturity Treasury rate and the prime rate as a benchmark yield.  In addition, the model may incorporate the current weighted average maturity and additional pool level information such as prepayment speeds, default frequencies and default severities, if applicable. To the extent such inputs are observable and timely, these securities are categorized as Level II of the fair value hierarchy; otherwise, unless alternative pricing information as described above is available, they are categorized as Level III.

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

The Company determines the fair value of derivative financial instruments by obtaining quotes from a third party pricing service, whose pricing is subject to review by the Manager’s pricing committee. In valuing its interest rate derivatives, such as swaps and swaptions, and its currency derivatives, such as swaps and forwards, the Company considers the creditworthiness of both the Company and its counterparties, along with collateral provisions contained in each derivative agreement, from the perspective of both the Company and its counterparties. All of the Company’s interest rate swaps are either cleared through a central clearing house and subject to the clearing house margin requirements or subject to bilateral collateral arrangements. The Company’s agreements with its derivative counterparties also contain netting provisions; however the Company has elected to report the interest rate swaps and currency swaps on a gross basis.  No credit valuation adjustment was made in determining the fair value of interest rate and/or currency derivatives.

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

Any changes to the valuation methodology will be reviewed by the Company and its Manager to ensure the changes are appropriate. As markets and products develop and the pricing for certain products becomes more transparent, the Company will continue to refine its valuation methodologies.  The Company utilizes and follows the pricing methodology and fair value hierarchy employed by its Manager, including its review and challenge process.  The methods used by the Company may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Company anticipates that its valuation methods will be appropriate and consistent with other market participants, the use of different methodologies, or assumptions, to determine the fair value of certain financial instruments can result in a different estimate of fair value at the reporting date. The Company uses inputs that are current as of the measurement date, which may include periods of market dislocation, during which price transparency may be reduced.

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

To ensure proper fair value hierarchy, The Company and the Manager review the methodology and data used by the third party pricing service to understand whether observable market data is being utilized in the vendor’s pricing methodology.  Generally, this review is conducted annually, however ad-hoc reviews of the pricing methodology and the data does occur.  The review of the assumptive data received from the vendor includes comparing key inputs.  In addition, as part of the Company’s regular review of pricing, the Manager’s pricing group may have informal discussions with the independent pricing vendor regarding their evaluation methodology or the market data utilized in their determination. The conclusion that a price should be overridden in accordance with the Manager’s pricing methodology may impact the fair value hierarchy of the security for which such price has been adjusted.

Interest income recognition and Impairment

Agency MBS Non-Agency MBS and other securities, excluding Interest-Only Strips, rated AA and higher at the time of purchase

Interest income on mortgage-backed and other securities is accrued based on the respective outstanding principal balances and corresponding contractual terms. Premiums and discounts associated with Agency MBS, Non-Agency MBS and other securities, excluding Interest-Only Strips, rated AA and higher at the time of purchase, are amortized into interest income over the estimated life of such securities using the effective yield method. Adjustments to premium and discount amortization are made for actual prepayment activity.  The Company estimates prepayments at least quarterly for its securities and as a result, if prepayments increase (or are expected to increase), the Company will accelerate the rate of amortization on premiums or discounts and make a retrospective adjustment to historical amortization.  Alternatively, if prepayments decrease (or are expected to decrease) the Company will reduce the rate of amortization on the premiums or discounts and make a retrospective adjustment to historical amortization.

A change in the calculation used to determine the amortization of bond premium as of April 1, 2014, resulted in a change in estimate of approximately $1.2 million.  The impact of the change in estimate was limited to an increase of approximately $1.2 million to Interest Income and an offsetting reduction to Unrealized gain (loss) on Mortgage-backed securities and other securities, net on the Statement of Operations. The Company does not believe the aforementioned change in estimate will have a material impact to subsequent periods.

The Company assesses its Agency MBS, Non-Agency MBS and other securities, excluding Interest-Only Strips, rated AA and higher at the time of purchase for other-than-temporary impairment on at least a quarterly basis. When the fair value of an investment is less than its amortized cost at the balance sheet date of the reporting period for which impairment is assessed, the impairment is designated as either “temporary” or “other-than-temporary.” In deciding on whether or not a security is other-than-temporarily impaired, the Company considers several factors, including the nature of the investment, communications (if any) from the trustees of securitizations regarding the credit quality of the security, the severity and duration of the impairment, the cause of the impairment, and the Company’s intent not to sell the security and whether it is more likely than not that Company will not be required to sell the  security until recovery of its amortized cost basis.  An other-than-temporary impairment is deemed to have occurred when there is an adverse change in the expected cash flows (principal or interest) to be received and the fair value of the security is less than its carrying amount. In determining whether an adverse change in cash flows occurred, the present value of the remaining cash flows, as estimated at the initial transaction date (or the last date previously revised), is compared to the present value of the expected cash flows at the current reporting date.  The estimated cash flows reflect those a “market participant” would use and are discounted at a rate equal to the current yield used to accrete interest income. These adjustments are reflected in the Company’s Statement of Operations as Other loss on Mortgage-backed securities and other securities.

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

Non-Agency MBS and other securities that are rated below AA at the time of purchase and Interest-Only Strips that are not classified as derivatives

Interest income on Non-Agency MBS and other securities that are rated below AA at the time of purchase and Interest-Only Strips that are not classified as derivatives are recognized based on the effective yield method.  The effective yield on these securities is based on the projected cash flows from each security, which is estimated based on the Company’s observation of the then current information and events, where applicable, and will include assumptions related to interest rates, prepayment rates and the timing and amount of credit losses.  On at least a quarterly basis, the Company reviews and, if appropriate, makes adjustments to its cash flow projections based on input and analysis received from external sources, internal models, and its judgment about interest rates, prepayment rates, the timing and amount of credit losses (if applicable), and other factors. Changes in cash flows from those originally projected, or from those estimated at the last evaluation, may result in a prospective change in the yield/interest income recognized on such securities. Actual maturities of the securities are affected by the contractual lives of the underlying collateral, periodic payments of scheduled principal, and prepayments of principal. Therefore, actual maturities of the securities will generally be shorter than stated contractual maturities.

Based on the projected cash flow of such securities purchased at a discount to par value, the Company may designate a portion of such purchase discount as credit protection against future credit losses and, therefore, not accrete such amount into interest income.  The amount designated as credit discount may be adjusted over time, based on the actual performance of the security, its underlying collateral, actual and projected cash flow from such collateral, economic conditions and other factors.  If the performance of a security with a credit discount is more favorable than forecasted, a portion of the amount designated as credit discount may be accreted into interest income prospectively.

In addition, an other-than-temporary impairment is deemed to have occurred when there is an adverse change in the expected cash flows (principal or interest) to be received and the fair value of the security is less than its carrying amount. In determining whether an adverse change in cash flows occurred, the present value of the remaining cash flows, as estimated at the initial transaction date (or the last date previously revised), is compared to the present value of the expected cash flows at the current reporting date.  The estimated cash flows reflect those a “market participant” would use and are discounted at a rate equal to the current yield used to accrete interest income. These adjustments are reflected in the Company’s Statement of Operations as Other loss on Mortgage-backed securities and other securities.

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

Finally, certain of the Company’s MBS and other securities that are in an unrealized loss position at June 30, 2014 are also not considered other-than-temporarily impaired because the Company has no intent to sell these investments, it is more likely than not that the Company will not be required to sell the investment before recovery of its amortized cost basis and the Company is not required to sell the security for regulatory or other reasons.

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

Securities in an unrealized loss position at the end of each reporting period are evaluated by the Company’s Manager to determine whether the Company has the intent to sell such securities.  To the extent the Company has no intent as of the end of such reporting period to sell such investments and it is more likely than not that the Company will not be required to sell the investment before recovery of its amortized cost basis, such unrealized loss is included in Unrealized gain (loss) on Mortgage-backed securities and other securities, net in the Statement of Operations.  Otherwise, when the Company has determined its intent to sell such securities, the unrealized loss is characterized as a realized loss and included in Other loss on Mortgage-backed securities and other securities on the Statement of Operations. The Company has no intent to sell any of its investments in an unrealized loss position at June 30, 2014.

Foreign currency transactions

The Company expects to enter into transactions denominated in foreign currency from time to time.  At the date the transaction is recognized, the asset and/or liability will be measured and recorded using the exchange rate in effect at the date of the transaction.  At each balance sheet date, such foreign currency assets and liabilities are re-measured using the exchange rate in effect at the date of the balance sheet, resulting in unrealized foreign currency gains or losses.  Unrealized foreign currency gains or losses on MBS and other securities are recorded in Unrealized gain (loss) on Mortgage-backed securities and other securities, net on the Statement of Operations. Unrealized and realized foreign currency gains or losses on borrowings under repurchase agreements are recorded in Interest income on cash balances and other income (loss), net on the Statement of Operations. Interest income from investments denominated in a foreign currency and interest expense on borrowings denominated in a foreign currency are recorded at the average rate of exchange during the period.

Due from counterparties/Due to counterparties

Due from counterparties represents cash posted by the Company with its counterparties as collateral for the Company’s interest rate and/or currency derivative financial instruments and repurchase agreements. Due to counterparties represents cash posted with the Company by its counterparties as collateral under the Company’s interest rate and/or currency derivative financial instruments and repurchase agreements.  To the extent the Company receives collateral other than cash from its counterparties such assets are not included in the Company’s Balance Sheet.  Notwithstanding the foregoing, if the Company either rehypothecates such assets or pledges the assets as collateral pursuant to a repurchase agreement, the cash received and the corresponding liability is reflected on the Balance Sheet.

Derivatives and hedging activities

Subject to maintaining its qualification as a REIT for U.S. federal income tax purposes, the Company utilizes derivative financial instruments, including interest rate swaps, interest rate swaptions, currency swaps and forwards, futures contracts, TBAs and Agency and Non-Agency Interest-Only Strips to hedge the interest rate and currency risk associated with its portfolio and related borrowings. Derivatives are used for hedging purposes rather than speculation. The Company determines the fair value of its derivative positions and obtains quotations from a third party to facilitate the process of determining such fair values. If the Company’s hedging activities do not achieve the desired results, reported earnings may be adversely affected.

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

The Company elected not to apply hedge accounting for its derivative instruments and records the change in fair value, net interest rate swap payments (including accrued amounts) and net currency payments (including accrued amounts) related to interest rate swaps and currency swaps, respectively in Gain (loss) on derivative instruments, net in its Statement of Operations.

The Company also invests in Agency and Non-Agency Interest-Only Strips, interest rate swaptions, currency forwards, futures contracts and TBAs. The Company evaluates the terms and conditions of its holdings of Agency and Non-Agency Interest-Only Strips, interest rate swaptions, currency forwards, futures contracts and TBAs to determine if these instruments have the characteristics of an investment or should be considered a derivative under GAAP.  In determining the classification of its holdings of Interest-Only Strips, the Company evaluates the securities to determine if the nature of the cash flows has been altered from that of the underlying mortgage collateral. Generally, Interest-Only Strips for which the security represents a strip off of a mortgage pass through security will be considered a hybrid instrument classified as a MBS investment on the Balance Sheet utilizing the fair value option. Alternatively, those Interest-Only Strips, for which the underlying mortgage collateral has been included into a structured security that alters the cash flows from the underlying mortgage collateral, are accounted for as derivatives at fair value. Accordingly, Agency and Non-Agency Interest-Only Strips, interest rate swaptions, currency forwards, futures contracts and TBAs having the characteristics of derivatives are accounted for at fair value with such changes recognized in Gain (loss) on derivative instruments, net in its Statement of Operations, along with any interest earned (including accrued amounts). The carrying value of the Agency and Non-Agency Interest-Only Strips, accounted for as derivatives, is included in Mortgage-backed securities on the Balance Sheet. The carrying value of interest rate swaptions, currency forwards, futures contracts and TBAs is included in Derivative assets or Derivative liabilities on the Balance Sheet.

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

Repurchase agreements

Mortgage-backed securities and other securities sold under repurchase agreements are treated as collateralized financing transactions, unless they meet sales treatment. Securities financed through a repurchase agreement remain on the Company’s Balance Sheet as assets and cash received from the lender is recorded in the Company’s Balance Sheet as a liability, unless such transactions is accounted for as linked transaction, described below.  Interest paid in accordance with repurchase agreements is recorded as interest expense, unless the repurchase agreement is accounted for as a linked transaction, described below.  The Company reflects all proceeds from repurchase agreement borrowings and repayment of repurchase agreement borrowings which are not linked transactions, including transactions pertaining to collateral received with respect to certain swap transactions, on a gross basis on the Statement of Cash Flows.

Linked transactions

In instances where the Company acquires a security through a repurchase agreement with the same counterparty from which the security was purchased, the Company evaluates such transaction in accordance with GAAP.  This guidance requires that if the initial transfer of a financial asset and repurchase financing are entered into contemporaneously with, or in contemplation of, one another such transaction shall be considered linked unless all of the criteria found in the guidance are met at the inception of the transaction. If the transaction meets all of the conditions, the initial transfer shall be accounted for separately from the repurchase financing, and the Company will record the security and the related financing on a gross basis on its Balance Sheet with the corresponding interest income and interest expense in the Statements of Operations.  If the transaction is determined to be linked, the Company will record the initial transfer and repurchase financing on a net basis and record a forward commitment to purchase the security as a derivative instrument with changes in market value being recorded on the Statement of Operations. Such forward commitment is recorded at fair value with subsequent changes in fair value recognized in Gain (loss) on linked transactions, net on its Statement of Operations. The Company refers to these transactions as Linked Transactions. When or if a transaction is no longer considered to be linked, the security and related repurchase financing will be reported on a gross basis. The unlinking of a transaction causes a realized event in which the fair value of the security as of the date of unlinking will become the cost basis of the security. The difference between the fair value on the unlinking date and the existing cost basis of the security will be the realized gain or loss.  Recognition of effective yield for such security will be calculated prospectively using the new cost basis.  For linked transactions, the Company reflects purchases and sales of securities within the investing section of the Statement of Cash Flows. Proceeds from repurchase agreements borrowings and repayments of repurchase agreement borrowings are reflected in the financing section of the Statement of Cash Flows.

Share-based compensation

The Company accounts for share-based compensation to its independent directors, to any employee, to its Manager and to employees of its Manager and its affiliates using the fair value based methodology prescribed by GAAP.  Compensation cost related to restricted common stock issued to the Company’s independent directors including any such restricted stock which is subject to a deferred compensation program, and any employee of the Company is measured at its fair value at the grant date, and amortized into expense over the service period on a straight-line basis. Compensation cost related to restricted common stock issued to the Manager and to employees of the Manager, including officers of the Company who are employees of the Manager and its affiliates, is initially measured at fair value at the grant date, and amortized into expense over the vesting period on a straight-line basis and re-measured on subsequent dates to the extent the awards are unvested.

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

The Company may create and elect to treat certain subsidiaries as Taxable REIT Subsidiaries (“TRS”). In general, a TRS may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business. A TRS is subject to U.S. federal, state and local corporate income taxes, and its value may not exceed 25% of the value of the Company. While a TRS may generate net income, a TRS can declare dividends to the Company, which will be included in the Company’s taxable income and necessitate a distribution to its stockholders. Conversely, if the Company retains earnings at the TRS level, no distribution is required and it can increase book equity of the consolidated entity.  As of June 30, 2014, the Company did not have a TRS, or any other subsidiary.

The Company evaluates uncertain tax positions, if any, and classifies interest and penalties, if any, related to unrecognized tax benefits, if any, as a component of the provision for income taxes.

Offering costs

Offering costs borne by the Company in connection with its IPO and concurrent private placements completed on May 15, 2012 as well as its follow-on public stock offerings completed on October 3, 2012 and its follow-on public stock offering and concurrent private placement completed on April 9, 2014 (exclusive of the partial exercise of the greenshoe which was completed on May 7, 2014) are reflected as a reduction of additional paid-in-capital.

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

In June 2014, the Financial Accounting Standards Board issued guidance that changes the accounting for repurchase-to-maturity transactions and repurchase financing arrangements. The new guidance aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements. These transactions would all be accounted for as secured borrowings. The guidance eliminates sale accounting for repurchase-to-maturity transactions and supersedes the guidance under which a transfer of a financial asset and a contemporaneous repurchase financing could be accounted for on a combined basis as a forward agreement, which has resulted in outcomes referred to as off-balance-sheet accounting.  In addition, the guidance requires additional disclosures. The guidance is effective for the first interim or annual period beginning after December 15, 2014. Earlier application for a public company is prohibited. The Company currently accounts for certain transfers as forward agreements under the existing guidance, which are currently classified as linked transactions.  The new guidance will require the Company to record these transfers as secured borrowings. The Company is currently assessing the impact that this accounting guidance will have on the Company’s financial statements when adopted.

Note 3 — Fair Value of Financial Instruments

Fair Value Accounting Elections

The Company’s MBS and other securities are designated as available-for-sale and the Company has elected the fair value option for all of its MBS and other securities, and as a result, all changes in the fair value of such securities are reflected in the results of operations.

Financial Instruments carried at Fair Value

The following tables present the Company’s financial instruments carried at fair value as of June 30, 2014 and December 31, 2013, based upon the valuation hierarchy (dollars in thousands):

	June 30, 2014
	Fair Value
	Level I	Level II	Level III	Total
Assets
Agency RMBS	$—	$3,375,807	$4,796	$3,380,603
Agency and Non-Agency Interest-Only Strips accounted for as derivatives, included in MBS	—	91,213	4,349	95,562
Non-Agency RMBS	—	683,089	69,737	752,826
Agency and Non-Agency CMBS	—	359,592	51,702	411,294
Other securities	—	33,846	—	33,846
Subtotal	—	4,543,547	130,584	4,674,131
Derivative assets	437	67,993	—	68,430
Non-Agency RMBS linked transactions	—	2,943	—	2,943
Non-Agency CMBS linked transactions, including Non U.S.	—	10,132	—	10,132
Total	$437	$4,624,615	$130,584	$4,755,636

Liabilities
Derivative liabilities	$548	$104,159	$863	$105,570
Total	$548	$104,159	$863	$105,570

	December 31, 2013
	Fair Value
	Level I	Level II	Level III	Total
Assets
Agency RMBS	$—	$2,360,073	$—	$2,360,073
Agency and Non-Agency Interest-Only Strips accounted for as derivatives, included in MBS	—	109,235	—	109,235
Non-Agency RMBS	—	325,371	6,152	331,523
Agency and Non-Agency CMBS	—	16,542	9,529	26,071
Other securities		26,685		26,685
Subtotal	—	2,837,906	15,681	2,853,587
Derivative assets	—	105,826	—	105,826
Non-Agency linked transactions	—	18,559	—	18,559
Total	$—	$2,962,291	$15,681	$2,977,972

Liabilities
Derivative liabilities	$—	$4,673	$—	$4,673
Total	$—	$4,673	$—	$4,673

The following tables present additional information about the Company’s financial instruments, which are measured at fair value on a recurring basis for which the Company has utilized Level III inputs to determine fair value:

	Mortgage-backed securities and other securities
$ in thousands	Three months ended June 30, 2014	Three months ended June 30, 2013	Six months ended June 30, 2014	Six months ended June 30, 2013
Beginning balance	$56,441	$—	$15,681	$—
Transfers into Level III from Level II	17,823	—	37,291	—
Transfers out Level III into Level II	(16,703)	—	(16,703)	—
Purchases	93,564	—	113,418	—
Sales and settlements	(23,442)	—	(23,442)	—
Principal repayments	(19)	—	(19)	—
Total net gains/(losses) included in net income
Realized gains/(losses), net	2,861	—	2,861	—
Other loss on Mortgage-backed securities	—	—	—	—
Unrealized gains/(losses), net(1)	857	—	2,371	—
Premium and discount amortization, net	(798)	—	(874)	—
Ending balance	$130,584	$—	$130,584	$—

(1)         For Mortgage-backed securities and other securities classified as Level III at June 30, 2014, the Company recorded gross unrealized gains of approximately $1.1 million and $1.3 million and gross unrealized losses of $377 thousand and $377 thousand for the three and six months ended June 30, 2014, respectively. These gains and losses are included in Unrealized gain (loss) on Mortgage-backed securities and other securities, net on the Statement of Operations.

	Derivative assets
$ in thousands	Three months ended June 30, 2014	Three months ended June 30, 2013	Six months ended June 30, 2014	Six months ended June 30, 2013
Beginning balance	$126	$—	$—	$—
Transfers into Level III from Level II	—	—	126	—
Transfers out Level III into Level II	—	—	—	—
Purchases	—	—	—	—
Sales and settlements	—	—	—	—
Principal repayments	—	—	—	—
Total net gains/(losses) included in net income
Realized gains/(losses), net	(1,163)	—	(1,163)	—
Other loss on Mortgage-backed securities	—	—	—	—
Unrealized gains/(losses), net	1,037	—	1,037	—
Premium and discount amortization, net	—	—	—	—
Ending balance	$—	$—	$—	$—

Derivative liabilities
$ in thousands	Three months ended June 30, 2014	Three months ended June 30, 2013	Six months ended June 30, 2014	Six months ended June 30, 2013
Beginning balance	$—	$—	$—	$—
Transfers into Level III from Level II	—	—	—	—
Transfers out Level III into Level II	—	—	—	—
Purchases	—	—	—	—
Sales and settlements	—	—	—	—
Principal repayments	—	—	—	—
Total net gains/(losses) included in net income
Realized gains/(losses), net	—	—	—	—
Other loss on Mortgage-backed securities	—	—	—	—
Unrealized gains/(losses), net	863	—	863	—
Premium and discount amortization, net	—	—	—	—
Ending balance	$863	$—	$863	$—

Transfers between hierarchy levels during operations for the three and six months ended June 30, 2014, were based on the availability of sufficient observable inputs to meet Level II versus Level III criteria.  The valuation and leveling of these assets were based on information received from a third party pricing service which utilized significant unobservable inputs, along with the back-testing of historical sales transactions performed by the Manager.

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

The fair value of the repurchase agreements is based on an expected present value technique. This method discounts future estimated cash flows using rates the Company determined best estimate current market interest rates that would be offered for loans with similar characteristics and credit quality. The use of different market assumptions or estimation methodologies could have a material effect on the fair value amounts. At June 30, 2014, the Company’s borrowings under repurchase agreements had a fair value of approximately $4.1 billion and a carrying value of approximately $4.1 billion and would be considered a Level II fair value measurement.

Note 4 — Mortgage-Backed Securities and other securities

The following tables present certain information about the Company’s investment portfolio at June 30, 2014 and December 31, 2013 (dollars in thousands).  Real estate securities and other securities that are accounted for as a component of linked transactions are not reflected in the tables set forth in this note. See Note 7 for further details.

	June 30, 2014
	Principal Balance	Unamortized Premium (Discount), net	Discount Designated as Credit Reserve and OTTI	Amortized Cost	Unrealized Gain (Loss), net	Estimated Fair Value	Net Weighted Average Coupon (1)
Agency RMBS:
20-Year Mortgage	$1,069,883	$60,249	$—	$1,130,132	$(2,677)	$1,127,455	3.6%
30-Year Mortgage	1,910,531	151,488	—	2,062,019	(23,092)	2,038,927	4.1%
Agency RMBS Interest-Only Strips	N/A	N/A	N/A	208,738	5,483	214,221	4.2	%(2)
Agency and Non-Agency Interest-Only Strips, accounted for as derivatives (3)	N/A	N/A	N/A	N/A	N/A	95,562	2.9	%(2)
Non-Agency RMBS	878,940	(10,420)	(179,891)	688,629	9,349	697,978	3.3%
Non-Agency RMBS Interest- Only Strips	N/A	N/A	N/A	52,584	2,264	54,848	6.1%
Agency and Non-Agency CMBS	430,439	1,733	(26,483)	405,689	5,605	411,294	5.4%
Other securities	25,560	4,580	—	30,140	3,706	33,846	7.3%
Total	$4,315,353	$207,630	$(206,374)	$4,577,931	$638	$4,674,131	4.0%

	December 31, 2013
	Principal Balance	Unamortized Premium (Discount), net	Discount Designated as Credit Reserve and OTTI	Amortized Cost	Unrealized Gain (Loss), net	Estimated Fair Value	Net Weighted Average Coupon (1)
Agency RMBS:
20-Year Mortgage	$504,023	$28,498	$—	$532,521	$(29,595)	$502,926	3.2%
30-Year Mortgage	1,677,863	144,356	—	1,822,219	(127,981)	1,694,238	3.8%
Agency RMBS Interest-Only Strips	N/A	N/A	N/A	158,825	4,084	162,909	4.4	%(2)
Agency and Non-Agency Interest-Only Strips, accounted for as derivatives (3)	N/A	N/A	N/A	N/A	N/A	109,235	4.6	%(2)
Non-Agency RMBS	446,473	(49,334)	(79,898)	317,241	6,792	324,033	2.3%
Non-Agency RMBS Interest- Only Strips	N/A	N/A	N/A	7,420	70	7,490	5.2%
Agency and Non-Agency CMBS	11,979	(3,446)	—	8,533	996	9,529	1.6%
CMBS Interest-Only Strips	N/A	N/A	N/A	16,682	(140)	16,542	4.7	%(2)
Other securities	23,510	2,110	N/A	25,620	1,065	26,685	6.7%
Total	$2,663,848	$122,184	$(79,898)	$2,889,061	$(144,709)	$2,853,587	3.6%

(1) Net weighted average coupon as of June 30, 2014 and December 31, 2013 is presented, net of servicing and other fees.

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

As of June 30, 2014 and December 31, 2013, the weighted average expected remaining term to the expected maturity of the investment portfolio, excluding linked transactions was 7.9 years and 8.5 years, respectively.

The components of the carrying value of the Company’s investment portfolio are as follows:

	June 30, 2014	December 31, 2013
Principal balance	$4,315,353	$2,663,848
Amortized cost of Interest-Only Strips	261,322	182,927
Carrying value of Agency and Non-Agency Interest-Only Strips accounted for as derivatives	95,562	109,235
Unamortized premium	243,330	183,324
Unamortized discount	(35,700)	(61,140)
Discount designated as Credit Reserve and OTTI	(206,374)	(79,898)
Gross unrealized gains	56,980	19,798
Gross unrealized losses	(56,342)	(164,507)
Fair value	$4,674,131	$2,853,587

The following tables present the changes in the components of the Company’s purchase discount and amortizable premium on its Non-Agency RMBS, Non-Agency CMBS and other securities for the three and six months ended June 30, 2014 and 2013 (dollars in thousands):

	Three months ended June 30, 2014
	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)	Amortizable Premium
Balance at beginning of period	$(96,949)	$(53,916)	$58,213
Accretion of discount	—	2,288	—
Amortization of premium	—	—	(199)
Realized credit losses	1,075	—	—
Purchases	(111,998)	(89,407)	53,258
Sales	4,692	24,461	—
Net impairment losses recognized in earnings	(1,999)	—	—
Unlinking of Linked Transactions	—	—	—
Transfers/release of credit reserve	(1,195)	9,206	(8,011)
Balance of end of period	$(206,374)	$(107,368)	$103,261

(1) Together with coupon interest, accretable purchase discount and amortizable premium is recognized as interest income over the life of the security.

	Six months ended June 30, 2014
	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)	Amortizable Premium
Balance at beginning of period	$(79,898)	$(71,295)	$20,625
Accretion of discount	—	7,544	—
Amortization of premium	—	—	(3,668)
Realized credit losses	1,770	—	—
Purchases	(131,725)	(95,088)	59,941
Sales	19,411	46,432	—
Net impairment losses recognized in earnings	(2,476)	—	—
Unlinking of Linked Transactions	(13,889)	(297)	32,132
Transfers/release of credit reserve	433	5,336	(5,769)
Balance of end of period	$(206,374)	$(107,368)	$103,261

(1) Together with coupon interest, accretable purchase discount and amortizable premium is recognized as interest income over the life of the security.

	Three months ended June 30, 2013
	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)	Amortizable Premium
Balance at beginning of period	$(120,480)	$(29,755)	$22,804
Accretion of discount	—	1,378	—
Amortization of premium	—	—	333
Realized credit losses	123	—	—
Purchases	(5,508)	(8,880)	—
Sales	74,113	9,434	(20,649)
Net impairment losses recognized in earnings	—	—	—
Unlinking of Linked Transactions	(20,489)	(4,695)	3,438
Transfers/release of credit reserve	4,170	(3,787)	(383)
Balance of end of period	$(68,071)	$(36,305)	$5,543

(1) Together with coupon interest, accretable purchase discount and amortizable premium is recognized as interest income over the life of the security.

	Six months ended June 30, 2013
	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)	Amortizable Premium
Balance at beginning of period	$(12,659)	$(5,523)	$12
Accretion of discount	—	2,149	—
Amortization of premium	—	—	660
Realized credit losses	242	—	—
Purchases	(112,923)	(34,303)	22,360
Sales	74,113	9,434	(20,649)
Net impairment losses recognized in earnings	—	—	—
Unlinking of Linked Transactions	(20,489)	(4,695)	3,438
Transfers/release of credit reserve	3,645	(3,367)	(278)
Balance of end of period	$(68,071)	$(36,305)	$5,543

(1) Together with coupon interest, accretable purchase discount and amortizable premium is recognized as interest income over the life of the security.

The following tables present the gross unrealized losses and estimated fair value of the Company’s MBS and other securities by length of time that such securities have been in a continuous unrealized loss position at June 30, 2014 and December 31, 2013:

	June 30, 2014
	Less than 12 Months			12 Months or More			Total
		Unrealized	Number of		Unrealized	Number of		Unrealized	Number of
	Fair Value	Losses	Securities	Fair Value	Losses	Securities	Fair Value	Losses	Securities
Agency RMBS:
20-Year Mortgage	$19,301	$(89)	4	$451,448	$(12,043)	55	$470,749	$(12,132)	59
30-Year Mortgage	7,815	(7)	1	1,003,871	(39,290)	137	1,011,686	(39,297)	138
Agency Interest-Only Strips	46,293	(2,551)	14	—	—	—	46,293	(2,551)	14
Non-Agency RMBS	293,489	(2,048)	30	—	—	—	293,489	(2,048)	30
Agency and Non-Agency CMBS	96,993	(314)	12	—	—	—	96,993	(314)	12
Total	$463,891	$(5,009)	61	$1,455,319	$(51,333)	192	$1,919,210	$(56,342)	253

	December 31, 2013
	Less than 12 Months			12 Months or More			Total
		Unrealized	Number of		Unrealized	Number of		Unrealized	Number of
	Fair Value	Losses	Securities	Fair Value	Losses	Securities	Fair Value	Losses	Securities
Agency RMBS:
20-Year Mortgage	$395,979	$(21,466)	52	$106,947	$(8,129)	8	$502,926	$(29,595)	60
30-Year Mortgage	1,242,871	(94,688)	151	439,811	(33,328)	26	1,682,682	(128,016)	177
Agency Interest-Only Strips	69,773	(4,210)	19	—	—	—	69,773	(4,210)	19
Non-Agency RMBS	98,437	(2,490)	16	—	—	—	98,437	(2,490)	16
Agency and Non-Agency CMBS	16,542	(140)	3	—	—	—	16,542	(140)	3
Other securities	6,269	(56)	2				6,269	(56)	2
Total	$1,829,871	$(123,050)	243	$546,758	$(41,457)	34	$2,376,629	$(164,507)	277

At June 30, 2014, the Company did not intend to sell any of its MBS and other securities that were in an unrealized loss position, and it is “more likely than not” that the Company will not be required to sell these MBS and other securities before recovery of their amortized cost basis, which may be at their maturity.

The Company assesses its Agency MBS, Non-Agency MBS and other securities, excluding Interest-Only Strips, rated AA and higher at the time of purchase for other-than-temporary impairment on at least a quarterly basis. When the fair value of an investment is less than its amortized cost at the balance sheet date of the reporting period for which impairment is assessed, the impairment is designated as either “temporary” or “other-than-temporary.” In deciding on whether or not a security is other-than-temporarily impaired, the Company considers several factors, including the nature of the investment, communications (if any) from the trustees of securitizations regarding the credit quality of the security, the severity and duration of the impairment, the cause of the impairment, and the Company’s intent not to sell the security and that it is more likely than not that the Company will not be required to sell the security until recovery of its amortized cost.  In addition, an other-than-temporary impairment is deemed to have occurred when there is an adverse change in the expected cash flows (principal or interest) to be received and the fair value of the security is less than its carrying amount.  In determining whether an adverse change in cash flows occurred, the present value of the remaining cash flows, as estimated at the initial transaction date (or the last date previously revised), is compared to the present value of the expected cash flows at the current reporting date.  The estimated cash flows reflect those a “market participant” would use and are discounted at a rate equal to the current yield used to accrete interest income.  These adjustments are reflected in the Company’s Statement of Operations as Other loss on Mortgage-backed securities and other securities.

For Non-Agency MBS and other securities rated below AA at the time of purchase and Agency and Non-Agency Interest-Only Strips, excluding Interest-Only Strips classified as derivatives, an other-than-temporary impairment is deemed to have occurred when there is an adverse change in the expected cash flows (principal or interest) to be received and the fair value of the beneficial interest is less than its carrying amount.  Other than for “plain-vanilla” variable rate Non-Agency MBS the Company does not bifurcate the loss between credit loss and loss attributed to change in interest rates, therefore, the entire loss is recorded as other-than-temporary.  These adjustments are reflected in the Company’s Statement of Operations as Other loss on Mortgage-backed securities and other securities. In determining whether an adverse change in cash flows occurred, the present value of the remaining cash flows, as estimated at the initial transaction date (or the last date previously revised), is compared to the present value of the expected cash flows at the current reporting date.  The estimated cash flows reflect those a “market participant” would use and are discounted at a rate equal to the current yield used to accrete interest income. If an other-than-temporary impairment is recognized as a result of this analysis, the yield is maintained at the current accretion rate. The last revised estimated cash flows are then used for future impairment analysis purposes.  The Company’s prepayment speed estimate is the primary assumption used to determine other-than temporary-impairments for Interest-Only Strips, excluding Agency and Non-Agency Interest-Only Strips accounted for as derivatives, for three and six months ended June 30, 2014 and 2013.

The Company recorded other-than-temporary-impairments for the three and six months ended June 30, 2014 of approximately $1.0 million and $2.2 million, respectively and approximately $3.5 million and $5.8 million for the three and six months ended June 30, 2013, respectively, for Agency IOs, Agency IIOs and 20-year Agency RMBS.  The Company recorded approximately $1.9 million and $2.4 million of other-than-temporary impairments for the three and six months ended June 30, 2014, respectively, and $0 for the three and six months ended June 30, 2013, for Non-Agency RMBS.  The Company recorded approximately $111 thousand of other-than-temporary-impairments for the three and six months ended June 30, 2014, and $0 for the three and six months ended June 30, 2013, for Non-Agency CMBS.  Other-than-temporary-impairments are reported as Other loss on Mortgage-backed securities and other securities in the Company’s Statement of Operations.

The following tables present components of interest income on the Company’s MBS and other securities (dollars in thousands).

	For the three months ended June 30, 2014
	Coupon	Net (Premium Amortization/ Amortization Basis) Discount	Interest
	Interest	Amortization	Income
Agency RMBS	$44,683	$(13,937)	$30,746
Non-Agency RMBS	9,327	(516)	8,811
Agency and Non-Agency CMBS	3,694	291	3,985
Other securities	948	114	1,062
Total	$58,652	$(14,048)	$44,604

	For the six months ended June 30, 2014
	Coupon	Net (Premium Amortization/ Amortization Basis) Discount	Interest
	Interest	Amortization	Income
Agency RMBS	$74,457	$(26,000)	$48,457
Non-Agency RMBS	13,692	121	13,813
Agency and Non-Agency CMBS	3,741	468	4,209
Other securities	1,340	215	1,555
Total	$93,230	$(25,196)	$68,034

	For the three months ended June 30, 2013
	Coupon	Net (Premium Amortization/ Amortization Basis) Discount	Interest
	Interest	Amortization	Income
Agency RMBS	$45,788	$(15,380)	$30,408
Non-Agency RMBS	623	1,711	2,334
Total	$46,411	$(13,669)	$32,742

	For the six months ended June 30, 2013
	Coupon	Net (Premium Amortization/ Amortization Basis) Discount	Interest
	Interest	Amortization	Income
Agency RMBS	$96,307	$(33,729)	$62,578
Non-Agency RMBS	1,105	2,809	3,914
Total	$97,412	$(30,920)	$66,492

The following tables present the sales of the Company’s MBS and other securities (dollars in thousands):

	For the three months ended June 30, 2014
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Agency RMBS (1)	$1,323,065	$8,997	$(35,201)	$(26,204)
Non-Agency RMBS	136,913	9,267	(45)	9,222
Agency and Non-Agency CMBS	73,059	367	(2)	365
Other securities	78,932	5,064	—	5,064
Total	$1,611,969	$23,695	$(35,248)	$(11,553)

(1)         Includes proceeds for Agency Interest-Only Strips, accounted for as derivatives, of approximately $20.2 million, gross realized gains of $437 thousand and gross realized losses of $712 thousand.

	For the six months ended June 30, 2014
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Agency RMBS (1)	$1,336,352	$9,013	$(36,070)	$(27,057)
Non-Agency RMBS	240,089	13,502	(580)	12,922
Agency and Non-Agency CMBS	73,059	367	(2)	365
Other securities	78,932	5,064	—	5,064
Total	$1,728,432	$27,946	$(36,652)	$(8,706)

(1)         Includes proceeds for Agency Interest-Only Strips, accounted for as derivatives, of approximately $31.4 million, gross realized gains of $437 thousand and gross realized losses of approximately $1.6 million.

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

Note 5 — Borrowings under Repurchase Agreements

As of June 30, 2014, the Company had master repurchase agreements with 22 counterparties.  As of June 30, 2014, the Company had borrowings under repurchase agreements with 18 counterparties, excluding borrowings for linked transactions.  The following tables summarize certain characteristics of the Company’s repurchase agreements at June 30, 2014 and December 31, 2013 (dollars in thousands):

	June 30, 2014
Securities Pledged	Repurchase Agreement Borrowings	Weighted Average Interest Rate on Borrowings Outstanding at end of period	Weighted Average Remaining Maturity (days)
Agency RMBS	$3,264,316	0.37%	28
Non-Agency RMBS	504,733	1.63%	32
Agency and Non-Agency CMBS	315,214	1.53%	35
Other securities	26,985	1.55%	23
Total	$4,111,248	0.62%	29

	December 31, 2013
Securities Pledged	Repurchase Agreement Borrowings	Weighted Average Interest Rate on Borrowings Outstanding at end of period	Weighted Average Remaining Maturity (days)
Agency RMBS	$2,331,276	0.43%	24
Non-Agency RMBS	208,923	1.71%	14
Agency and Non-Agency CMBS	17,544	1.33%	58
Other securities	21,324	1.68%	52
Total	$2,579,067	0.55%	24

For the three and six months ended June 30, 2014, the Company had average borrowings under its repurchase agreements of approximately $4.1 billion and $3.7 billion, respectively, and had a maximum month-end balance during the three and six months ended of approximately $4.2 billion and $4.2 billion, respectively. The Company had accrued interest payable at June 30, 2014 of approximately $3.3 million.  For the three and six months ended June 30, 2013, the Company had average borrowings under its repurchase agreements of approximately $4.0 billion and $4.3 billion, respectively, had a maximum month-end balance during the three and six months ended of approximately $4.2 billion and $4.8 billion, respectively, and had accrued interest payable of approximately $1.5 million at June 30, 2013. In addition, at June 30, 2014, the Company had entered into repurchase agreement borrowings of approximately $50.2 million, which settled on July 1, 2014, with a weighted average interest rate of 1.64%, a weighted average contractual maturity of 64 days and secured by collateral of approximately $72.4 million.

The repurchase agreements bear interest at a contractually agreed-upon rate and typically have terms ranging from one month to three months.  The Company’s repurchase agreement borrowings are accounted for as secured borrowings when the Company maintains effective control of the financed assets.  Under the repurchase agreements, the respective lender retains the right to determine the fair value of the underlying collateral. A reduction in the value of pledged assets requires the Company to post additional securities as collateral, pay down borrowings or establish cash margin accounts with the counterparties in order to re-establish the agreed-upon collateral requirements, and is referred to as a margin call.  The inability of the Company to post adequate collateral for a margin call by the counterparty, in a timeframe as short as the close of the same business day, could result in a condition of default under the Company’s repurchase agreements, thereby enabling the counterparty to liquidate the collateral pledged by the Company, which may have a material adverse effect on the Company’s financial position, results of operations and cash flows.  During 2013, the volatility in both the Agency and Non-Agency MBS markets necessitated the Company being required to post additional collateral with respect to its repurchase agreements.  The Company was able to satisfy the requirement for incremental collateral by utilizing unpledged assets, cash on hand, and reducing its overall leverage.  In addition, during the second and third quarters of 2013, the Company also rehypothecated pledged U.S. Treasury securities it received from its interest rate swap counterparties as incremental collateral in order to generate additional cash proceeds in order to satisfy such margin requirements.   The maximum amount of repurchase borrowings for the rehypothecated securities was $130.7 million during the year ended December 31, 2013.  At June 30, 2014 and December 31, 2013, the Company did not have any rehypothecated U.S. Treasury securities.

A return of such volatility in these markets may create additional stress on the overall liquidity of the Company due to the long-term nature of its assets and the short-term nature of its liabilities.  In an instance of severe volatility, or where the additional stress on liquidity resulting from volatility is sustained over an extended period of time, the Company could be required to sell securities, possibly even at a loss, to generate sufficient liquidity to satisfy collateral and margin requirements which could have a material adverse effect on the Company’s financial position, results of operations and cash flows.  All of the Company’s repurchase agreement counterparties are either U.S. financial institutions or the U.S. broker-dealer subsidiaries of foreign financial institutions.

Further, if the Company is unable to renew, replace or expand repurchase financing with other sources of financing on substantially similar terms it may have a material  adverse effect on the Company’s financial position, results of operations and cash flow, due to the long term nature of the Company’s investments and relatively short-term maturities of the Company’s repurchase agreements.  Certain of the repurchase agreements provide the counterparty with the right to terminate the agreement if the Company does not maintain certain equity and leverage metrics, the most restrictive of which include a limit on leverage based on the composition of the Company’s portfolio.

At June 30, 2014, repurchase agreements collateralized by MBS and other securities had the following remaining maturities.

(dollars in thousands)	Balance
Overnight	$66,446
1 to 29 days	2,300,606
30 to 59 days	1,390,403
60 to 89 days	320,491
90 to 119 days	33,302
Greater than or equal to 120 days	—
Total	$4,111,248

As discussed in Note 2, for any transactions determined to be linked, the initial transfer and repurchase financing will be recorded as a forward commitment to purchase assets. At June 30, 2014, the Company had repurchase agreements of approximately $27.5 million that were accounted for as linked transactions.  At December 31, 2013, the Company had repurchase agreements of approximately $61.2 million that were accounted for as linked transactions. Linked repurchase agreements are not included in the tables above. See Note 7 for details.

At June 30, 2014, the following table reflects amounts of collateral at risk under its repurchase agreements greater than 10% of the Company’s equity with any counterparty, including linked transactions.

	June 30, 2014 (dollars in thousands)
Counterparty	Amount Collateral at Risk, at fair value	Weighted Average Remaining Maturity (days)	Percentage of Stockholders’ Equity
Credit Suisse Securities (USA) LLC	$87,718	21	13.7%
Barclays Capital Inc.	85,436	29	13.4
JP Morgan Securities LLC	83,441	31	13.1
Royal Bank of Canada	64,400	38	10.1

Note 6 — Collateral Positions

The following tables summarize the Company’s collateral positions, with respect to its borrowings under repurchase agreements, derivatives and clearing margin accounts at June 30, 2014 and December 31, 2013 (dollars in thousands):

	June 30, 2014
	Assets Pledged- Fair Value	Accrued Interest	Fair Value of Assets Pledged and Accrued Interest
Assets pledged for borrowings under repurchase agreements:
Agency RMBS	$3,447,802	$13,896	$3,461,698
Non-Agency RMBS	721,260	1,495	722,755
Agency and Non-Agency CMBS	420,356	1,838	422,194
Other securities	33,846	31	33,877
Cash (1)	18,060	—	18,060
Cash collateral for derivatives (1):	117,199	—	117,199
Total	$4,758,523	$17,260	$4,775,783

	December 31, 2013
	Assets Pledged- Fair Value	Accrued Interest	Fair Value of Assets Pledged and Accrued Interest
Assets pledged for borrowings under repurchase agreements:
Agency RMBS	$2,463,347	$10,453	$2,473,800
Non-Agency RMBS	305,318	417	305,735
Agency and Non-Agency CMBS	23,597	159	23,756
Other securities	26,685	26	26,711
Cash (1)	32,597	—	32,597
Cash collateral for derivatives (1):	22,837	—	22,837
Total	$2,874,381	$11,055	$2,885,436

(1)         Cash posted as collateral is included in Due from counterparties on the Company’s Balance Sheets.

A reduction in the value of pledged assets typically results in the repurchase agreement counterparties, derivative counterparties and clearing margin counterparties initiating a daily margin call.  At June 30, 2014 and December 31, 2013, MBS and other securities held by counterparties as security for repurchase agreements totaled approximately $4.6 billion and approximately $2.8 billion, respectively. Cash collateral held by counterparties at June 30, 2014 and December 31, 2013 was approximately $135.3 million and $55.4 million, respectively.  Cash posted by counterparties at June 30, 2014 and December 31, 2013, was approximately $19.4 million and $65.9 million, respectively. At June 30, 2014, the Company does not hold any securities received as collateral from its repurchase agreement and derivative counterparties.

Note 7 — Derivative Instruments

At June 30, 2014, the Company’s derivatives include interest rate swaps (“interest rate swaps”), interest rate swaptions, currency swaps and forwards, futures contracts, TBAs, linked transactions, Agency and Non-Agency Interest-Only Strips that are classified as derivatives, and options.

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

The Company’s interest rate swaps, interest rate swaptions, currency swaps and forwards, futures contracts, TBA derivative instruments and linked transactions consisted of the following at June 30, 2014 and December 31, 2013 (dollars in thousands):

			June 30, 2014
Derivative Instrument	Designation	Balance Sheet Location	Notional Amount	Fair Value, excluding accrued interest	Accrued Interest Payable
Interest rate swaps, assets	Non-Hedge	Derivative assets, at fair value	$4,024,550	$59,605	$(3,164)
Interest rate swaptions, assets	Non-Hedge	Derivative assets, at fair value	305,000	337	—
Futures contracts, assets	Non-Hedge	Derivative assets, at fair value	592,000	437	—
Foreign currency swaps, asset	Non-Hedge	Derivative assets, at fair value	25,160	15	(1)
TBA securities, assets	Non-Hedge	Derivative assets, at fair value	2,173,400	8,036	—
Total derivative instruments, assets			7,120,110	68,430	(3,165)

Interest rate swaps, liability	Non-Hedge	Derivative liability, at fair value	5,476,400	(98,308)	13,354
Futures contract, liability	Non-Hedge	Derivative liability, at fair value	592,000	(548)	—
Foreign currency forward contracts, liability	Non-Hedge	Derivative liability, at fair value	15,205	(138)	—
TBA securities, liabilities	Non-Hedge	Derivative liability, at fair value	1,893,000	(6,576)	—
Total derivative instruments, liabilities			7,976,605	(105,570)	13,354
Linked transactions (1)	Non-Hedge	Linked transactions, net, at fair value	34,674	13,075	(47)
Total derivative instruments			$15,131,389	$(24,065)	$10,142

(1) Notional amount represents the current face of the securities comprising the linked transactions.

			December 31, 2013
Derivative Instrument	Designation	Balance Sheet Location	Notional Amount	Fair Value, excluding accrued interest	Accrued Interest Payable
Interest rate swaps, assets	Non-Hedge	Derivative assets, at fair value	$2,135,950	$94,614	$9,994
Interest rate swaptions, assets	Non-Hedge	Derivative assets, at fair value	2,200,000	11,177	—
TBA securities, assets	Non-Hedge	Derivative assets, at fair value	13,600	35	—
Total derivative instruments, assets			4,349,550	105,826	9,994

Interest rate swaps, liability	Non-Hedge	Derivative liability, at fair value	678,900	(3,202)	(26)
Interest rate swaptions, liability	Non-Hedge	Derivative liability, at fair value	100,000	(264)	—
TBA securities, liabilities	Non-Hedge	Derivative liability, at fair value	176,400	(1,207)	—
Total derivative instruments, liabilities			955,300	(4,673)	(26)
Linked transactions (1)	Non-Hedge	Linked transactions, net, at fair value	56,028	18,559	(207)
Total derivative instruments			$5,360,878	$119,712	$9,761

(1) Notional amount represents the current face of the securities comprising the linked transactions.

The following tables summarize the average fixed pay rate and average maturity for the Company’s interest rate swaps as of June 30, 2014 and December 31, 2013 (excludes interest rate swaptions) (dollars in thousands):

	June 30, 2014
Remaining Interest Rate interest rate swap Term	Notional Amount	Average Fixed Pay Rate	Average Maturity (Years)	Forward Starting
1 year or less	$215,900	0.4%	0.3	—%
Greater than 1 year and less than 3 years	1,129,100	0.8	2.1	35.4
Greater than 3 years and less than 5 years	2,297,800	1.7	4.6	—
Greater than 5 years	3,206,050	2.7	10.3	31.6
Total	$6,848,850	2.0%	6.7	20.6%

	December 31, 2013
Remaining Interest Rate interest rate swap Term	Notional Amount	Average Fixed Pay Rate	Average Maturity (Years)	Forward Starting
1 year or less	$215,900	0.4%	0.8	—%
Greater than 1 year and less than 3 years	179,100	0.5	1.9	—
Greater than 3 years and less than 5 years	574,200	1.3	4.4	—
Greater than 5 years	1,718,650	2.4	10.8	28.6
Total	$2,687,850	1.9%	8.0	18.3%

The following tables summarize the average variable pay rate and average maturity for the Company’s interest rate swaps as of June 30, 2014 and December 31, 2013 (excludes interest rate swaptions) (dollars in thousands):

	June 30, 2014
Remaining Interest Rate interest rate swap Term	Notional Amount	Average Variable Pay Rate	Average Maturity (Years)	Forward Starting
Greater than 3 years and less than 5 years	$1,520,000	0.2%	4.9	—%
Greater than 5 years	1,132,100	0.2	10.4	9.7
Total	$2,652,100	0.2%	7.2	4.1%

	December 31, 2013
Remaining Interest Rate interest rate swap Term	Notional Amount	Average Variable Pay Rate	Average Maturity (Years)	Forward Starting
Greater than 3 years and less than 5 years	$81,000	0.2%	4.8	—%
Greater than 5 years	46,000	0.2	24.1	—
Total	$127,000	0.2%	11.8	—%

The Company’s agreements with certain of its bilateral interest rate swap counterparties may be terminated at the option of the counterparty if the Company does not maintain certain equity and leverage metrics, the most restrictive of which contain provisions which become more restrictive based upon portfolio composition.  Through June 30, 2014, the Company was in compliance with the terms of such financial tests.

The following tables present information about the Company’s interest rate swaptions as of June 30, 2014 and December 31, 2013 (dollars in thousands):

	June 30, 2014
	Option		Underlying Swap
Fixed-Pay Rate for Underlying Swap	Fair Value	Weighted Average Months Until Option Expiration	Notional Amount	Weighted Average Swap Term (Years)
2.26 – 2.50%	$276	23.8	$105,000	1.0
3.51 – 3.75%	61	3.6	200,000	10.0
	$337	10.6	$305,000	6.9

	December 31, 2013
	Option		Underlying Swap
Fixed-Pay Rate for Underlying Swap	Fair Value	Weighted Average Months Until Option Expiration	Notional Amount	Weighted Average Swap Term (Years)
2.51 – 2.75%	$1,889	4.4	$150,000	7.0
2.76 – 3.00%	2,762	4.3	250,000	7.0
3.01 – 3.25%	1,192	4.6	1,500,000	10.0
3.26 – 3.50%	971	4.0	100,000	10.0
3.51 – 3.75%	4,363	9.6	200,000	10.0
	$11,177	5.0	$2,200,000	9.5

	December 31, 2013
	Option		Underlying Swap
Fixed-Receive Rate for Underlying Swap	Fair Value	Weighted Average Months Until Option Expiration	Notional Amount	Weighted Average Swap Term (Years)
3.76 – 4.00%	$(264)	4.0	$100,000	10.0
	$(264)	4.0	$100,000	10.0

The Company has minimum collateral posting thresholds with certain of its derivative counterparties, including with its clearing broker for cleared swaps, for which it typically pledges cash.  As of June 30, 2014 and December 31, 2013, the Company had cash pledged as collateral of approximately $117.2 million and $22.8 million, respectively, which is reported on the Balance Sheet as Due from counterparties. The Company received cash of approximately $10.9 million and $62.7 as collateral against derivatives at June 30, 2014 and December 31, 2013, respectively, which is reported on the Balance Sheet as Due to counterparties.  As of June 30, 2014, the Company has swaps with two counterparties that are based in England and Switzerland, with fair values in an asset position of approximately $6.4 million and $15.7 million and notional balances of $321.8 million and $825.1 million, respectively.  At December 31, 2013, the Company had swaps with fair values in an asset position of $19.4 million and $34.2 million and notional balances of $321.8 million and $825.1 million with these two counterparties. Included in the $10.9 million and $62.7 million received by the Company is cash posted as collateral by these two counterparties of approximately $9.8 million and $42.7 million at June 30, 2014 and December 31, 2013, respectively.

Currency Swaps and Forwards

The Company has invested in and, in the future, may invest in additional MBS which are denominated in a currency or currencies other than U.S. dollars.  Similarly, it has and may in the future, finance such assets in a currency or currencies other than U.S. dollars.  In order to mitigate the impact to the Company may enter into derivative financial instruments, including foreign currency swaps and foreign currency forwards, to manage of fluctuations in the valuation between U.S. dollars and such foreign currencies.  Foreign currency swaps involve the payment of a foreign currency at fixed interest on a fixed notional amount and the receipt of U.S. dollars at a fixed interest rate on a fixed notional amount.  Foreign currency forwards provide for the payment of a fixed amount of a foreign currency in exchange for a fixed amount of U.S. dollars at a date certain in the future.  The carrying value of foreign currency swaps and forwards is included in Derivative assets (liabilities), at fair value on the Balance Sheet with changes in valuation included in Gain (loss) on derivative instruments, net on the Statement of Operations.  The following is a summary of the Company’s foreign currency forwards with a fair value in a liability position of $138 thousand at June 30, 2014:

Derivative Type	Notional Amount	Notional (USD Equivalent)	Maturity
Sell EUR/Buy USD Currency forward	€11,100	$15,199	July 2014
Buy EUR/Sell USD Currency forward	€11,100	$15,205	September 2014

The following is a summary of the Company’s foreign currency swaps with a fair value of $15 thousand at June 30, 2014:

Date entered	Maturity	Fixed Rate	Denomination	Notional Amount
June 2014	July 2024	7.25%	EUR	18,500
June 2014	July 2024	9.005%	USD	25,160

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

To-be-announced securities

The Company also purchased or sold TBAs.  As of June 30, 2014 and December 31, 2013, the Company had contracts to purchase (“long position”) and sell (“short position”) TBAs on a forward basis.  Following is a summary of the Company’s long and short TBA positions reported in Derivative assets, at fair value on the Balance Sheet as of June 30, 2014 and December 31, 2013 (dollars in thousands):

	June 30, 2014		December 31, 2013
	Notional Amount	Fair Value	Notional Amount	Fair Value
Purchase contracts, asset	$2,173,400	$8,036	$13,600	$35
Sale contracts, asset	—	—	—	—
TBA securities, asset	2,173,400	8,036	13,600	35
Purchase contracts, liability	200,000	(863)	176,400	(1,207)
Sale contracts, liability	(1,693,000)	(5,713)	—	—
TBA securities, liability	(1,493,000)	(6,576)	176,400	(1,207)
TBA securities, net	$680,400	$1,460	$190,000	$(1,172)

The following table presents additional information about the Company’s contracts to purchase and sell TBAs for the six months ended June 30, 2014 (dollars in thousands):

	Notional Amount as of December 31, 2013	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount as of June 30, 2014
Purchase of TBAs	$190,000	11,811,896	$(9,628,496)	$2,373,400
Sale of TBAs	$—	11,321,496	$(9,628,496)	$1,693,000

Futures Contracts

The Company also entered into Eurodollar futures during the six months ended June 30, 2014. As of June 30, 2014, the Company had purchase contracts (“long position”), representing a notional amount of $592.0 million with a fair value of $437 thousand and an expiration date of June 2016. In addition, as of June 30, 2014, the Company had contracts to sell (“short position”), representing a notional amount of $592.0 million with a fair value in a liability position of $548 thousand and an expiration date of June 2018.

Gain (loss) on derivative instruments

The below tables summarize the effect of interest rate swaps, interest rate swaptions, foreign currency swaps, foreign currency forwards, options, futures contracts, Agency and Non-Agency Interest-Only Strips as derivatives and TBAs reported in Gain (loss) on derivative instruments, net on our Statement of Operations for the three and six months ended June 30, 2014 and 2013 (dollars in thousands):

	Three months ended June 30, 2014
Description	Realized Gain (Loss), net	Contractual interest income (expense), net(1)	Basis Recovery	Mark-to- market adjustments	Total

Interest rate swaps	$15,996	$(6,083)	$—	$(84,619)	$(74,706)
Interest rate swaptions	(5,908)	—	—	4,333	(1,575)
Agency and Non-Agency Interest-Only Strips— accounted for as derivatives	(275)	6,139	(4,507)	1,803	3,160
Futures contracts	(16,495)	—	—	(229)	(16,724)
Foreign currency forwards	—	—	—	(138)	(138)
Foreign currency swaps	—	1	—	15	16
TBAs	20,191	—	—	3,099	23,290
Total	$13,509	$57	$(4,507)	$(75,736)	$(66,677)

	Six months ended June 30, 2014
Description	Realized Gain (Loss), net	Contractual interest income (expense), net(1)	Basis Recovery	Mark-to- market adjustments	Total

Interest rate swaps	$15,998	$(13,936)	$—	$(130,115)	$(128,053)
Interest rate swaptions	(5,908)	—	—	(4,991)	(10,899)
Agency and Non-Agency Interest-Only Strips— accounted for as derivatives	(1,144)	14,565	(10,099)	583	3,905
Futures contracts	(16,495)	—	—	(111)	(16,606)
Foreign currency forwards	—	—	—	(138)	(138)
Foreign currency swaps	—	1	—	15	16
TBAs	22,561	—	—	2,631	25,192
Total	$15,012	$630	$(10,099)	$(132,126)	$(126,583)

	Three months ended June 30, 2013
Description	Realized Gain (Loss), net	Contractual interest income (expense), net(1)	Basis Recovery	Mark-to- market adjustments	Total

Interest rate swaps	$23,881	$(5,156)	$—	$71,202	$89,927
Interest rate swaptions	1,038	—	—	20,751	21,789
Agency Interest-Only Strips and Agency Inverse Interest-Only Strips— accounted for as derivatives	—	7,032	(4,631)	3,633	6,034
Options	(925)	—	—	324	(601)
TBAs	(3,164)	—	—	(4,511)	(7,675)
Total	$20,830	$1,876	$(4,631)	$91,399	$109,474

	Six months ended June 30, 2013
Description	Realized Gain (Loss), net	Contractual interest income (expense), net(1)	Basis Recovery	Mark-to- market adjustments	Total

Interest rate swaps	$42,139	$(9,738)	$—	$73,060	$105,461
Interest rate swaptions	1,038	—	—	19,245	20,283
Agency Interest-Only Strips and Agency Inverse Interest-Only Strips— accounted for as derivatives	(99)	12,975	(8,816)	1,285	5,345
Options	(925)	—	—	—	(925)
TBAs	(2,563)	—	—	(3,287)	(5,850)
Total	$39,590	$3,237	$(8,816)	$90,303	$124,314

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

The following tables present certain information related to the securities and repurchase agreements accounted for as part of linked transaction which is reported in Linked transactions, net, at fair value on the Balance Sheet at June 30, 2014, and Gain (loss) on linked transactions, net on the Statement of Operations for the three and six months ended June 30, 2014 and 2013 (dollars in thousands):

		For the three months ended June 30, 2014					Weighted
Instrument	Fair Value(2)	Net Interest Income(1) (Expense)	Mark-to-market adjustments on linked transactions	Net Realized Gain (loss)	Gain (loss) on linked transactions, net	Weighted Average Coupon / Cost of Funds(2)	Average Life (years)/ Weighted Average days to Maturity(2)
Non-Agency RMBS	$15,226	$246	$298	$—	$544	31.10%	10.3 years
Non-Agency CMBS, including Non U.S.	25,329	5	189	—	194	7.25%	8.7 years
Non-Agency Repurchase Agreement	(12,282)	(49)	—	—	(49)	1.55%	17 days
CMBS Repurchase Agreement, including Non U.S.	(15,198)	(1)	—	—	(1)	2.11%	92 days
Linked transactions, net, at fair value	$13,075	$201	$487	$—	$688	n/a	n/a

(1)             Net interest income includes amortization of premium of approximately $509 thousand for Non-Agency RMBS and $0 for Non-Agency CMBS.

(2)             Includes information only for linked transactions at June 30, 2014.

		For the six months ended June 30, 2014					Weighted
Instrument	Fair Value(2)	Net Interest Income(1) (Expense)	Mark-to-market adjustments on linked transactions	Net Realized Gain (loss)	Gain (loss) on linked transactions, net	Weighted Average Coupon / Cost of Funds(2)	Average Life (years)/ Weighted Average days to Maturity(2)
Non-Agency RMBS	$15,226	$1,174	$524	$1,290	$2,988	31.10%	10.3 years
Non-Agency CMBS, including Non U.S.	25,329	5	189		194	7.25%	8.7 years
Non-Agency Repurchase Agreement	(12,282)	(274)			(274)	1.55%	17 days
CMBS Repurchase Agreement, including Non U.S.	(15,198)	(1)			(1)	2.11%	92 days
Linked transactions, net, at fair value	$13,075	$904	$713	$1,290	$2,907	n/a	n/a

(1)             Net interest income includes amortization of premium of approximately $2.7 million for Non-Agency RMBS and $ 0 for Non-Agency CMBS.

(2)             Includes information only for linked transactions at June 30, 2014.

		For the three months ended June 30, 2013					Weighted
Instrument	Fair Value(2)	Net Interest Income(1) (Expense)	Mark-to-market adjustments on linked transactions	Net Realized Gain (loss)	Gain (loss) on linked transactions, net	Weighted Average Coupon / Cost of Funds(2)	Average Life (years)/ Weighted Average days to Maturity(2)
Agency RMBS	$—	$44	$—	$(254)	$(210)	n/a	n/a
Non-Agency RMBS	4,933	518	(296)	4,002	4,224	0.35%	8.4 years
Agency Repurchase Agreement	—	(6)	—	—	(6)	n/a	n/a
Non-Agency Repurchase Agreement	(3,286)	(99)	—	—	(99)	1.70%	26 days
Linked transactions, net, at fair value	$1,647	$457	$(296)	$3,748	$3,909	n/a	n/a

(1)             Net interest income includes amortization of premium of $9 thousand for Agency RMBS and accretion of discount of $437 thousand for Non-Agency RMBS.

(2)             Includes information only for linked transactions at June 30, 2013.

		For the six months ended June 30, 2013					Weighted
Instrument	Fair Value(2)	Net Interest Income(1) (Expense)	Mark-to-market adjustments on linked transactions	Net Realized Gain (loss)	Gain (loss) on linked transactions, net	Weighted Average Coupon / Cost of Funds(2)	Average Life (years)/ Weighted Average days to Maturity(2)
Agency RMBS	$—	$44	$—	$(254)	$(210)	n/a	n/a
Non-Agency RMBS	4,933	953	(46)	4,002	4,909	0.35%	8.4 years
Agency Repurchase Agreement	—	(6)	—	—	(6)	n/a	n/a
Non-Agency Repurchase Agreement	(3,286)	(188)	—	—	(188)	1.70%	26 days
Linked transactions, net, at fair value	$1,647	$803	$(46)	$3,748	$4,505	n/a	n/a

(1)             Net interest income includes amortization of premium of $9 thousand for Agency RMBS and accretion of discount of $766 thousand for Non-Agency RMBS.

(2)             Includes information only for linked transactions at June 30, 2013.

At June 30, 2014, the Company pledged MBS accounted for as linked transactions with a fair value of approximately $40.6 million as collateral for the related linked repurchase agreements. The Company reduces credit risk on the majority of its derivative instruments by entering into agreements that permit the closeout and netting of transactions with the same counterparty upon occurrence of certain events.

Note 8 — Offsetting Assets and Liabilities

The following tables present information about certain assets and liabilities that are subject to master netting agreements (or similar agreements) and can potentially be offset on the Company’s Balance Sheets at June 30, 2014 and December 31, 2013:

Offsetting of Derivative Assets

As of June 30, 2014

	Gross	Gross	Net Amounts of Assets	Gross Amounts Not Offset in the Balance Sheet
$s in thousands Description	Amounts of Recognized Assets	Amounts Offset in the Balance Sheet	presented in the Balance Sheet	Financial Instruments (1)	Cash Collateral Received	Net Amount
Agency and Non-Agency Interest-Only Strips, accounted for as derivatives included in MBS	$95,562	$—	$95,562	$(95,562)	$—	$—
Derivative asset, at fair value	68,430	—	68,430	(30,474)	(10,761)	27,195
Linked transactions, net, at fair value	40,555	(27,480)	13,075	—	—	13,075
Total	$204,547	$(27,480)	$177,067	$(126,036)	$(10,761)	$40,270

Offsetting of Derivative Liabilities and Repurchase agreements

As of June 30, 2014

	Gross	Gross	Net Amounts of Liabilities	Gross Amounts Not Offset in the Balance Sheet
$s in thousands Description	Amounts of Recognized Liabilities	Amounts Offset in the Balance Sheet	presented in the Balance Sheet	Financial Instruments (1)	Cash Collateral Pledged(1)	Net Amount
Derivative liability, at fair value(2)	$105,570	$—	$105,570	$(30,474)	$(72,434)	$2,662
Repurchase Agreements(3)	4,111,248	—	4,111,248	(4,111,248)	—	—
	$4,216,818	$—	$4,216,818	$(4,141,722)	$(72,434)	$2,662

(1) Amounts disclosed in the Financial Instruments column of the table above represent securities collateral pledged and derivative assets that are available to be offset against liability balances associated with repurchase agreement and derivative liabilities. Amounts disclosed in the Cash Collateral Pledged column of the table above represents amounts pledged as collateral against derivative transactions.

(2) Cash collateral pledged against the Company’s derivative counterparties was approximately $117.2 million as of June 30, 2014.

(3) The fair value of securities pledged against the Company’s repurchase agreements was approximately $4.6 billion as of June 30, 2014.

Offsetting of Derivative Assets

As of December 31, 2013

	Gross	Gross	Net Amounts of Assets	Gross Amounts Not Offset in the Balance Sheet
$s in thousands Description	Amounts of Recognized Assets	Amounts Offset in the Balance Sheet	presented in the Balance Sheet	Financial Instruments (1)	Cash Collateral Received	Net Amount
Agency and Non-Agency Interest-Only Strips, accounted for as derivatives included in MBS	$109,235	$—	$109,235	$(109,235)	$—	$—
Derivative asset, at fair value	105,826	—	105,826	(3,501)	(62,651)	39,674
Linked transactions, net, at fair value	79,746	(61,187)	18,559	—	—	18,559
Total	$294,807	$(61,187)	$233,620	$(112,736)	$(62,651)	$58,233

Offsetting of Derivative Liabilities and Repurchase agreements

As of December 31, 2013

	Gross	Gross	Net Amounts of Liabilities	Gross Amounts Not Offset in the Balance Sheet
$s in thousands Description	Amounts of Recognized Liabilities	Amounts Offset in the Balance Sheet	presented in the Balance Sheet	Financial Instruments (1)	Cash Collateral Pledged(1)	Net Amount
Derivative liability, at fair value(2)	$4,673	$—	$4,673	$(3,501)	$—	$1,172
Repurchase Agreements(3)	2,579,067	—	2,579,067	(2,579,067)	—	—
	$2,583,740	$—	$2,583,740	$(2,582,568)	$—	$1,172

(1) Amounts disclosed in the Financial Instruments column of the table above represent securities collateral pledged and derivative assets that are available to be offset against liability balances associated with repurchase agreement and derivative liabilities. Amounts disclosed in the Cash Collateral Pledged column of the table above represents amounts pledged as collateral against derivative transactions.

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

Note 9 — Related Party Transactions

Management Agreement

In connection with the Company’s IPO in May 2012, the Company entered into a management agreement (the “Management Agreement”) with the Manager, which describes the services to be provided by the Manager and compensation for such services.  The Manager is responsible for managing the Company’s operations, including: (i) performing all of its day-to-day functions; (ii) determining investment criteria in conjunction with the board of directors; (iii) sourcing, analyzing and executing investments, asset sales and financings; (iv) performing asset management duties; and (v) performing financial and accounting management, subject to the direction and oversight of the Company’s board of directors. Pursuant to the terms of the Management Agreement, the Manager is paid a management fee equal to 1.50% per annum of the Company’s stockholders’ equity (as defined in the Management Agreement), calculated and payable (in cash) quarterly in arrears. For purposes of calculating the management fee, “stockholders’ equity” means the sum of the net proceeds from any issuances of the Company’s equity securities since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus retained earnings, calculated in accordance with GAAP, at the end of the most recently completed fiscal quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less any amount paid for repurchases of the Company’s shares of common stock, excluding any unrealized gains, losses or other non-cash items, including  OTTI charges included in other loss on MBS and other securities, unrealized gain (loss) on MBS and other securities and non-cash portion of gain (loss) on derivative instruments, that have impacted stockholder’s equity as reported in the Company’s financial statements prepared in accordance with GAAP, regardless of whether such items are included in other comprehensive income or loss, or in net income, and excluding one-time events pursuant to changes in GAAP and certain other non-cash charges after discussions between the Manager and the Company’s independent directors and after approval by a majority of the Company’s independent directors. However, if the Company’s stockholders’ equity for any given quarter is negative based on the calculation described above, the Manager will not be entitled to receive any management fee for that quarter.

In addition, the Company may be required to reimburse the Manager for certain expenses as described below, and shall reimburse for the compensation paid to the Company’s CFO and controller. Expense reimbursements to the Manager are made in cash on a monthly basis following the end of each month. The Company’s reimbursement obligation is not subject to any dollar limitation. Because the Manager’s personnel perform certain legal, accounting, due diligence tasks and other services that outside professionals or outside consultants otherwise would perform, the Manager may be paid or reimbursed for the documented cost of performing such tasks, provided that such costs and reimbursements are in amounts which are no greater than those which would be payable to outside professionals or consultants engaged to perform such services pursuant to agreements negotiated on an arm’s-length basis.

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

For the three and six months ended June 30, 2014, the Company incurred approximately $2.6 million and $4.4 million in management fees, respectively. For the three and six months ended June 30, 2013, the Company incurred approximately $1.8 million and $3.9 million in management fees, respectively.

In addition to the management fee, the Company is also responsible for reimbursing the Manager for certain expenses paid by the Manager on behalf of the Company and for certain services provided by the Manager to the Company.  For the three and six months ended June 30, 2014, the Company recorded expenses included in general and administrative expense totaling approximately $199 thousand and $409 thousand, respectively related to employee costs and benefits associated with the Company’s CFO and controller paid by the Manager on behalf of the Company. For the three and six months ended June 30, 2013, the Company recorded expenses included in general and administrative expense totaling approximately $45 thousand and $54 thousand, respectively related to employee costs and benefits associated with the Company’s sole employee paid by the Manager on behalf of the Company.  As of January 1, 2014, the aforementioned employee became an employee of the Manager.  Accordingly, as of January 1, 2014 the Company has and will reimburse the Manager for such employee’s compensation including employee benefits as well as the compensation and employee benefits of the Company’s controller.  Any such expenses incurred by the Manager and reimbursed by the Company, including the employee compensation expense discussed above, are typically included in the Company’s general and administrative expense on its Statement of Operations, or may be reflected on the Balance Sheet and associated statement of changes in stockholders’ equity, based on the nature of the item.  At June 30, 2014 and December 31, 2013, approximately $2.6 million and approximately $1.8 million, respectively for management fees incurred but not yet paid was included in payable to related party on the Balance Sheet.  In addition, at June 30, 2014 and December 31, 2013, approximately $198 thousand and $0, respectively of costs incurred but not yet paid was included in Payable to related party on the Balance Sheet.

Note 10 — Share-Based Payments

In conjunction with the Company’s IPO and concurrent private placement, the Company’s board of directors approved the Western Asset Mortgage Capital Corporation Equity Plan (the “Equity Plan “) and the Western Asset Manager Equity Plan (the “Manager Equity Plan” and collectively the “Equity Incentive Plans”).

On May 15, 2012, the Company granted 51,159 shares of restricted common stock to the Manager under the Manager Equity Plan that is equal to 0.5% of the aggregate number of shares of common stock sold in the IPO and units sold in the concurrent private placement to certain institutional accredited investors. One-third of these restricted shares vested on May 15, 2013, the first anniversary of the grant date, one-third vested on May 15, 2014, the second anniversary of the grant date, and the remaining one-third will vest on the third anniversary of the grant date.

On May 15, 2012, the Company granted a total of 4,500 shares (1,500 each) of restricted common stock under the Equity Plan to the Company’s three independent directors. These restricted shares vested in full on May 15, 2013, the first anniversary of the grant date.

On June 25, 2012, the Company granted 10,455 shares of restricted common stock to its chief financial officer under the Equity Plan.  One-third of these restricted shares vested on January 1, 2013, one-third vested on January 1, 2014 and the remaining one-third will vest on January 1, 2015. As of January 1, 2014, the Company’s chief financial officer became an employee of the Manager.  As such, the method for recognizing stock based compensation expense for the remaining unvested shares changed to be accounted for as a non-employee grant subject to subsequent fair value re-measurement.

On March 1, 2013, the Company granted a total of 150,000 shares of restricted common stock to the Manager under the Manager Equity Plan. One-third of these shares vested on March 1, 2014 and one third will vest on each of the second and third anniversaries of the grant date.

On March 1, 2013, the Company granted 10,559 shares of restricted common stock to its chief financial officer under the Equity Plan. One-third of these restricted shares vested on January 1, 2014, one-third will vest on January 1, 2015 and the remaining one-third will vest on January 1, 2016. As of January 1, 2014, the Company’s chief financial officer became an employee of the Manager.  As such, the method for recognizing stock based compensation expense for the remaining unvested shares changed to be accounted for as a non-employee grant subject to subsequent fair value re-measurement.

On June 10, 2013, the Company granted a total of 4,887 (1,629 each) of restricted common stock under the Equity Plan to the Company’s three independent directors.  These restricted shares vested in full on June 10, 2014, the first anniversary of the grant date.  Each of the independent directors has elected to defer the shares granted to him under the Company’s Director Deferred Fee Plan (the “Director Deferred Fee Plan”). The Director Deferred Fee Plan permits eligible members of the Company’s board of directors to defer certain stock awards made under its director compensation programs. The Director Deferred Fee Plan allows directors to defer issuance of their stock awards and therefore defer payment of any tax liability until the deferral is terminated, pursuant to the election form executed each year by each eligible director.

On March 12, 2014, the Company granted 200,000 shares of restricted common stock to the Manager under the Manager Equity Plan.  One-third of these shares will vest on March 1, 2015, one-third will vest on March 1, 2016 and the remaining one-third will vest on March 1, 2017.

On March 12, 2014, the Company granted 15,180 shares of restricted common stock to its chief financial officer under the Equity Plan.   One-third of these shares will vest on January 1, 2015, one-third will vest on January 1, 2016 and the remaining one-third will vest on January 1, 2017. As of January 1, 2014, the Company’s chief financial officer became an employee of the Manager.  As such, the stock based compensation expense for the unvested shares is accounted for as a non-employee grant subject to subsequent fair value re-measurement.

On June 11, 2014, the Company granted a total of 6,264 (2,088 each) of restricted common stock under the Equity Plan to the Company’s three independent directors.  These restricted shares will vest in full on June 11, 2015, the first anniversary of the grant date.  Each of the independent directors has elected to defer the shares granted to him under the Company’s Director Deferred Fee Plan (the “Director Deferred Fee Plan”). The Director Deferred Fee Plan permits eligible members of the Company’s board of directors to defer certain stock awards made under its director compensation programs. The Director Deferred Fee Plan allows directors to defer issuance of their stock awards and therefore defer payment of any tax liability until the deferral is terminated, pursuant to the election form executed each year by each eligible director.

The Equity Incentive Plans include provisions for grants of restricted common stock and other equity-based awards to the Manager, its employees and employees of its affiliates and to the Company’s directors, officers and employees. The Company can issue up to 3.0% of the total number of issued and outstanding shares of its common stock (on a fully diluted basis) at the time of each award (other than any shares previously issued or subject to awards made pursuant to one of the Company’s Equity Incentive Plans) under these Equity Incentive Plans. At May 15, 2012, there were 308,335 shares of common stock initially reserved for issuance under the Equity Incentive Plans. Upon the completion of the October 3, 2012 follow-on common stock offering, the stock portion of the Company’s dividend declared December 19, 2013, and the April 9, 2014 follow-on offering (which includes the partial exercise of the greenshoe on May 7, 2014) and private placement of common stock, the number of shares of common stock available for issuance under the Equity Incentive Plans increased to 1,237,711, inclusive of the 453,004 shares of restricted stock issued as provided above and 20,965 shares of restricted stock issued as a result of the stock portion of the dividend declared on December 19, 2013 and restricted stock attributed to dividends on restricted stock under the Director Deferred Fee Plan. The Company recognized stock-based compensation expense of approximately $479 thousand and approximately $1.1 million for the three and six months ended June 30, 2014, respectively, and approximately $251 thousand and $537 thousand for the three and six months ended June 30, 2013, respectively, and had unamortized compensation expense of $85 thousand for equity awards and approximately $5.9 million for liability awards and $565 thousand for equity awards and approximately $3.6 million for liability awards at June 30, 2014 and 2013, respectively.

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

The following is a summary of restricted common stock vesting dates as of June 30, 2014 and December 31, 2013, including shares whose issuance has been deferred under the Director Deferred Fee Plan:

	June 30, 2014	December 31, 2013
Vesting Date	Shares Vesting	Shares Vesting
January 2014	—	7,685
March 2014	—	54,852
May 2014	—	18,707
June 2014	—	6,279
January 2015	12,745	7,685
March 2015	121,518	54,852
May 2015	18,708	18,707
June 2015	6,264	—
January 2016	8,920	3,860
March 2016	121,518	54,852
January 2017	5,060	—
March 2017	66,667	—
	361,400	227,479

The following table presents information with respect to the Company’s restricted stock for the six months ended June 30, 2014 including shares whose issuance has been deferred under the Director Deferred Fee Plan:

	Shares of Restricted Stock	Weighted Average Grant Date Fair Value (1)
Outstanding at beginning of period	252,517	$20.34
Granted	221,740	16.41
Cancelled/forfeited	—	—
Outstanding at end of year	474,257	$18.50
Unvested at end of year	361,400	$18.06

(1)         The grant date fair value of restricted stock awards is based on the closing market price of the Company’s common stock at the grant date.

Note 11 —Stockholders’ Equity

On April 3, 2014, the Company entered into a binding agreement with a group of underwriters to sell an incremental 13.0 million shares of the Company’s common stock, which closed on April 9, 2014.  The agreement provided the underwriters with the right to purchase an additional 1.95 million shares (15% of 13.0 million) during the succeeding thirty (30) days.  The shares were offered to the market at a price of $14.85 per share and the underwriters exercised a portion of their option and purchased an incremental 1.0 million shares on May 2, 2014, which closed on May 7, 2014.  Net proceeds to the Company were approximately $205.4 million after subtracting underwriting commissions and offering expenses of approximately $2.9  million.  On April 3, 2014, the Company also entered into an agreement to sell 650,000 shares of the Company’s common stock, for $14.85 per share, to its Manager in a private placement for an aggregate offering price of approximately $9.7 million, which closed on April 9, 2014.

As a result of the April 3, 2014 follow-on public offering and private placement, the exercise price of each of the outstanding warrants was reduced from $17.59 to $16.70.

Note 12 — Net Income (Loss) per Common Share

The table below presents basic and diluted net income (loss) per share of common stock using the two-class method for the three and six months ended June 30, 2014 and 2013 (dollars, other than shares and per share amounts, in thousands):

	For the three months ended June 30, 2014	For the three months ended June 30, 2013, Revised (1)	For the six months ended June 30, 2014	For the six months ended June 30, 2013, Revised (1)
Numerator:
Net income (loss) attributable to common stockholders and participating securities for basic and diluted earnings per share	$67,574	$(27,654)	$59,133	$(56,153)
Less:
Dividends and undistributed earnings allocated to participating securities	627	394	548	314
Net income (loss) allocable to common stockholders — basic and diluted	$66,947	$(28,048)	$58,585	$(56,467)

Denominator:
Weighted average common shares outstanding for basic earnings per share	39,758,681	24,092,447	33,244,860	24,086,912
Weighted average diluted shares outstanding (stock awards)	—	—	—	—
Weighted average diluted shares outstanding (warrants)	—	—	—	—
Weighted average common shares outstanding for diluted earnings per share	39,758,681	24,092,447	33,244,860	24,086,912
Basic earnings per common share	$1.68	$(1.16)	$1.76	$(2.34)
Diluted earnings per common share	$1.68	$(1.16)	$1.76	$(2.34)

(1)         The Company identified an error relating to Basic and Diluted Net Loss per share amounts of $1.14 and $2.32 for the three and six months ended June 30, 2013, respectively, as previously reported in the June 30, 2013 Form 10-Q. The error understated Basic and Diluted Net Loss per share by $0.02 per share. Management evaluated the impact of the error on the previously reported financial statements and concluded the impact was not material to the financial statements for the three and six month periods ended June 30, 2013 taken as a whole. However, Management has elected to revise the per share amounts to correct for the impact of this error and the revised amounts of $1.16 and $2.34 per share are reflected above for the three and six months ended June 30, 2013, respectively.  In addition, the Company reported the revised per share amounts in the 2013 Form 10-K previously filed.

The following potential common shares discussed herein, which are securities or other contracts that may entitle its holder to obtain common shares, were excluded from diluted earnings per share for the three and six months ended June 30, 2013, since the Company had a net loss for the period and their inclusion would have been anti-dilutive: 56,770 and 89,351 related to warrants, and 12,207 and 11,832 related to stock awards, respectively.

Note 13 — Income Taxes

Based on the Company’s analysis of any potential uncertain income tax positions, the Company concluded that it does not have any uncertain tax positions that meet the recognition or measurement criteria as of June 30, 2014.  The Company files U.S. federal and state income tax returns.  As of June 30, 2014, tax returns filed by the Company for 2012 are open for examination pursuant to relevant statutes of limitation. In the event that the Company incurs income tax related interest and penalties, the Company’s policy is to classify them as a component of its provision for income taxes.

Note 14 — Contingencies

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. Management is not aware of any material contingencies at June 30, 2014.

Note 15 — Subsequent Events

On July 29, 2014, the Company formed a wholly owned subsidiary Western Asset Mortgage TRS, LLC, a taxable REIT subsidiary which was formed under Delaware law.  The Company intends to utilize this entity to make certain investments which it otherwise would be prohibited from doing so.

On July 31, 2014, Board of Directors has authorized the repurchase of up to 2,050,000 shares of its common stock through December 31, 2015.  Purchases made pursuant to the program will be made in the open market, in privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rules 10b5-1 and 10b-18 of the Securities and Exchange Commission. The authorization does not obligate the Company to acquire any particular amount of common shares and the program may be suspended or discontinued at the Company’s discretion without prior notice. The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors.  The Company has not yet entered into definitive agreements to utilize the authorization and, accordingly, has not repurchased any shares of common stock pursuant to the authorization as of the date hereof.

ITEM 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING INFORMATION

The Company makes forward-looking statements herein and will make forward-looking statements in future filings with the Securities and Exchange Commission (the “SEC”), press releases or other written or oral communications within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  For these statements, the Company claims the protections of the safe harbor for forward-looking statements contained in such sections.  Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond the Company’s control.  These forward-looking statements include information about possible or assumed future results of the Company’s business, financial condition, liquidity, results of operations, plans and objectives.  When the Company uses the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions, the Company intends to identify forward-looking statements.  Statements regarding the following subjects, among others, may be forward-looking: market trends in the Company’s industry, interest rates, real estate values, the debt securities markets, the U.S. housing and the U.S. and foreign commercial real estate markets or the general economy or the demand for residential and/or commercial mortgage loans; the Company’s business and investment strategy; the Company’s projected operating results; actions and initiatives of the U.S. Government and changes to U.S. Government policies and the execution and impact of these actions, initiatives and policies; the state of the U.S. and, to a lesser extent, international economy generally or in specific geographic regions; economic trends and economic recoveries; the Company’s ability to obtain and maintain financing arrangements, including securitizations; the current potential return dynamics available in residential mortgage-backed securities (“RMBS”) and commercial mortgage-backed securities (“CMBS” and collectively with RMBS, “MBS”); the level of government involvement in the U.S. mortgage market; the anticipated default rates on Agency and Non-Agency MBS (as defined herein); the loss severity on Non-Agency MBS; the return of the Non-Agency RMBS CMBS and  asset-backed securities (“ABS”)  securitization markets; the general volatility of the securities markets in which the Company participates; changes in the value of the Company’s assets; the Company’s expected portfolio of assets; the Company’s expected investment and underwriting process; interest rate mismatches between the Company’s target assets and any borrowings used to fund such assets; changes in interest rates and the market value of the Company’s target assets; changes in prepayment rates on the Company’s target assets; effects of hedging instruments on the Company’s target assets; rates of default or decreased recovery rates on the Company’s target assets; the degree to which the Company’s hedging strategies may or may not protect the Company from interest rate volatility; the impact of and changes in governmental regulations, tax law and rates, accounting guidance and similar matters; the Company’s ability to maintain the Company’s qualification as a real estate investment trust for U.S. federal income tax purposes; the Company’s ability to maintain its exemption from registration under the Investment Company Act of 1940, as amended (the “1940 Act”); the availability of opportunities to acquire Agency RMBS, Non-Agency RMBS, CMBS, residential and/or commercial mortgage loans and other mortgage assets; the availability of opportunities to acquire ABS (as defined herein); the availability of qualified personnel; estimates relating to the Company’s ability to make distributions to its stockholders in the future; and the Company’s understanding of its competition.

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

Overview

Western Asset Mortgage Capital Corporation (the “Company” unless otherwise indicated or except where the context otherwise requires “we”, “us” or “our”) upon commencing operations in May 2012, had an initial investment strategy which was primarily focused on investing in, financing and managing Agency RMBS (including TBA contracts as defined herein). Over time, we have expanded our investment strategy to include both Non-Agency RMBS and subsequently Agency and Non-Agency CMBS, In addition, and to a significantly lesser extent, we have invested in other securities including certain Agency obligations that are not technically MBS and are currently evaluating investments in ABS.  Our Manager (as defined herein) is also actively pursuing investing in whole loans or whole securities as set forth in more detail below.  These changes in our investment strategy, including future changes, are based on our Manager’s perspective of which mix of portfolio assets it believes provide us with the best risk-reward opportunities at any given time.  We have and expect to continue to finance our investment portfolio primarily through the use of repurchase agreements.

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

In light of the aforementioned developments and given our Manager’s current market outlook and investment view, while we expect that Agency RMBS will continue to be a significant part of our portfolio, Agency RMBS will not necessarily be our primary investment in the future.  Going forward, our Manager may vary the allocation among various asset classes subject to maintaining our qualification as a REIT under the federal tax law and maintaining our exemption from the 1940 Act.  These restrictions limit our ability to invest in non-real estate assets and/or assets which are not secured by real estate.  Accordingly, our portfolio will continue to be principally invested in MBS.

On April 3, 2014, we entered into a binding agreement with a group of underwriters to sell an incremental 13.0 million shares of our common stock, which closed on April 9, 2014.  The agreement provided the underwriters with the right to purchase an additional 1.95 million shares (15% of 13.0 million) during the succeeding thirty (30) days.  The shares were offered to the market at a price of $14.85 per share and the underwriters exercised a portion of their option and purchased an incremental 1.0 million shares on May 2, 2014, which closed on May 7, 2014.  We received net proceeds of approximately $205.4 million after subtracting underwriting commissions and offering expenses of approximately $2.9 million.  On April 3, 2014, we also entered into an agreement to sell 650,000 shares of our common stock, for $14.85 per share, to our Manager in a private placement for an aggregate offering price of approximately $9.7 million, which closed on April 9, 2014.

We have invested the proceeds of our IPO, concurrent private placements and follow-on public offerings primarily in Agency RMBS, including Mortgage pass-through certificates, Agency derivatives, Agency Interest-Only Strips, and Agency CMOs, Non-Agency RMBS as well as Agency and Non-Agency CMBS and Non U.S. CMBS.  We have also used “to-be-announced” forward contracts, or TBAs, in order to invest in Agency RMBS. Pursuant to these TBAs, we agree to purchase, for future delivery, Agency RMBS with certain principal and interest terms.  At June 30, 2014, our portfolio was comprised of approximately $3.5 billion of Agency RMBS, approximately $757.2 million of Non-Agency RMBS, approximately $39.2 million of Agency CMBS, approximately $392.1 million of Non-Agency CMBS and approximately $33.8 million of other securities, exclusive of linked transactions.  In addition, at June 30, 2014, our linked transactions included approximately $15.2 million of Non-Agency MBS and approximately $25.3 million of Non U.S. CMBS.

We use leverage, currently comprised of borrowings under repurchase agreements, as part of our business strategy in order to increase potential returns to stockholders. We accomplish this by borrowing against existing MBS and other securities through repurchase agreements. There are no limits on the maximum amount of leverage that we may use, and we are not required to maintain any particular debt-to-equity leverage ratio under our charter. We may also change our financing strategy and leverage without the consent of stockholders.

As of June 30, 2014, we had entered into master repurchase agreements with 22 counterparties. As of June 30, 2014, we had approximately $4.1 billion of borrowings, including borrowing on linked transactions, outstanding under our repurchase agreements collateralized by approximately $4.7 billion of MBS and other securities.  The balance outstanding at June 30, 2014 includes approximately $27.5 million related to linked transactions collateralized by approximately $40.6 million of MBS.  We have entered into swaps to effectively fix the interest rate of our borrowings (for the life of the swap); net of variable-rate payment swaps, of approximately $2.9 billion of borrowings under our repurchase agreements, excluding forward starting swaps of $1.3 billion. In addition, as of June 30, 2014, we also owned swaptions on approximately an incremental $305.0 million of borrowings.  As of June 30, 2014, our aggregate debt-to-equity ratio was approximately 6.5 to 1, including repurchase agreements on linked transactions and 6.4 to 1, excluding repurchase agreements on linked transactions.

Recent Market Conditions and Strategy

Our business is affected by general U.S. residential real estate fundamentals, domestic and foreign commercial real estate fundamentals and the overall U.S. and, to a lesser extent, international economic environment. In particular, our strategy is influenced by the specific characteristics of these markets, including but not limited to, prepayment rates and interest rate levels. We expect the results of our operations to be affected by various factors, many of which are beyond our control. Our results of operations will primarily depend on, among other things, the level of our net interest income, the market value of our investment portfolio and the supply of and demand for mortgage-related securities. Our net interest income, which includes the amortization of purchase premiums and accretion of discounts, will vary primarily as a result of changes in interest rates, borrowing costs, and prepayment speeds on our MBS investments.  Similarly, the overall value of our MBS investment portfolio will be impacted by these factors as well as changes in the value of residential and commercial real estate and continuing regulatory changes.

The current economic and market outlook are shaped in a significant manner by the unprecedented level of fiscal and monetary stimulus that the U.S. Government and U.S. Federal Reserve Board provided in the aftermath of the 2007-2010 financial crisis. The current rate environment is characterized by a steep yield curve with the spread between two-year U.S. Treasury Notes and ten-year U.S. Treasury Notes well above the average spread over the last three decades. The U.S. Federal Reserve Board has maintained a near-zero target for the federal funds rate, and has reiterated its commitment to fulfilling its mandate to promote higher growth and lower unemployment and to maintain price stability in the U.S. economy.  On July 30, 2014, the U.S. Federal Reserve Board reaffirmed its view that a highly accommodative stance of monetary policy remains appropriate.

Notwithstanding economic data which suggests continued improvement in the U.S. economy and the Federal Reserve’s indication in the minutes to its June 17-18 Open Market Committee Meeting that it anticipates completing its reduction in open market security purchases following its October 2014 meeting,  it is our Manager’s view that the significant mortgage debt burden, run-off of fiscal stimulus and budget discipline at both the U.S. federal and state level will serve as an impediment to real GDP and employment growth throughout the remainder of 2014 and well into 2015. Real gross domestic product (“GDP”) is estimated to have declined sharply in the first quarter of 2014, but rebounded in the second quarter of 2014. Nevertheless, the housing sector continues to struggle and recent headline inflation data remains relatively benign.  In this slow growth environment it is the Manager’s prospective that credit related securities provide us with attractive risk adjusted opportunities.  Accordingly, we believe core rates will be range bound with slow inflation. For these reasons, and considering its dual mandate to manage both inflation and unemployment, we believe that the U.S. Federal Reserve Board will continue its accommodative monetary policy now in effect. U.S. Federal Reserve Chair Yellen affirmed this position during her Semi-annual Monetary Policy Report to Congress in July 2014, stating that she expected that highly accommodative monetary policy would remain appropriate for a considerable time after the asset purchases end, especially if projected inflation continues below the Federal Reserve’s stated long run goal of 2%.  Despite the recent decline in the unemployment rate to 6.1%, Ms. Yellen expressed continuing concern regarding the overall health of the labor market.  She pointed out that the unemployment rate  remains above the Federal Reserve’s expected longer-run normal level and stated, “Labor force  participation appears weaker than one would expect based on the aging of the population and the level of unemployment.  These and other indications that significant slack remains in labor markets are corroborated by the continued slow pace of growth in most measures of hourly compensation”.   While the yield curve did flatten during the second quarter of 2014, we expect that, on a historical basis, the yield curve will remain relatively steep and interest rates will remain range bound due to the continuing muted recovery. Barring any system shocks to the capital markets, this should provide for continued strong demand for mortgage securities.

As the capital markets have recovered, commercial banks have re-entered the secured lending market, which has quickened the pace of asset recovery, and the return to more normalized credit spreads. Financing of Agency and Non-Agency RMBS as well as Agency and Non-Agency CMBS is currently widely available through, among other vehicles, repurchase agreements. Haircuts, or the discount attributed to the value of securities sold under repurchase agreements, range from a low of 3.0% to a high of 5.0% for Agency RMBS, depending on the specific security used as collateral for such repurchase agreements, while haircuts for IOs and IIOs can be as high as 25.0% and haircuts for Non-Agency RMBS and Agency and Non-Agency CMBS range from a low of 10.0% to a high of 45.0%.  Even during last year’s market volatility, such financing remained readily available.  Notwithstanding the foregoing, such financing may not be as readily available in the future as a result of the increased regulatory capital requirements under the Dodd-Frank Act and Basel III.

In response to the financial crisis, the U.S. government, through the FHA, the Federal Deposit Insurance Corporation, or FDIC, and the U.S. Treasury, has commenced or proposed implementation of programs designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures. These loan modification and refinance programs, future U.S. federal, state and/or local legislative or regulatory actions that result in the modification of outstanding mortgage loans, as well as changes in the requirements necessary to qualify for refinancing mortgage loans with FNMA, FHLMC or GNMA, may adversely affect the value of, and the returns on, residential mortgage loans, RMBS, real estate-related securities and various other asset classes in which we may invest. In addition to the foregoing, the U.S. Congress and/or various states and local legislators may enact additional legislation or regulatory action, such as the recently enacted qualifying mortgage requirements under the Dodd-Frank Act, to address the current economic crisis or for other purposes that could have a material adverse effect on our ability to execute our business strategies.  In particular, we believe that while the recently enacted qualifying mortgage requirements under the Dodd-Frank Act may present an opportunity to acquire and securitized certain “non-qualifying” or Non-QM mortgages, it is likely to reduce the overall production of new mortgages, thereby negatively impacting the general supply of MBS.

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

We rely on our Manager’s expertise in asset allocation and identifying attractive assets within our investment strategy. At the time of our IPO, our core investment strategy was focused primarily on Agency RMBS. Our Manager’s expertise in related investment disciplines such as Non-Agency RMBS, CMBS, and ABS has provided us with the ability to expand our investment portfolio to include Non-Agency RMBS, Agency and Non-Agency CMBS, Non U.S. CMBS and other structured securities, as well as, providing valuable investment insights to our Agency RMBS investment selection and strategy.

We currently purchase and sell Agency (including TBAs) and Non-Agency RMBS, Agency and Non-Agency CMBS, Non U.S. CMBS as well as other structured securities.  Currently, our Manager expects to expand our purchase of Non-Agency RMBS, Agency and Non-Agency CMBS and Non U.S. CMBS as well as commence investing in whole loans or whole loan securities and ABS. We do not have specific investment guidelines providing for precise minimum or maximum allocations to any sector other than those necessary for our qualification as a REIT and exemption from the 1940 Act. Our Manager has not and does not expect to purchase securities on our behalf with a view to selling them shortly after purchase. However, in order to maximize returns and manage portfolio risk while remaining opportunistic, we may dispose of securities earlier than anticipated or hold securities longer than anticipated depending upon prevailing market conditions, credit performance, availability of leverage or other factors regarding a particular security or our capital position.

Our Target Assets

We have invested the proceeds of our IPO, concurrent private placements and follow-on public offerings and expect to continue to focus on investing in the following types of securities:

Agency RMBS - Agency RMBS, which are RMBS for which the principal and interest payments are guaranteed by a U.S. Government agency, such as Government National Mortgage Association (“GNMA”), or a U.S. Government-sponsored entity, such as Federal National Mortgage Association (“FNMA”) or Federal Home Loan Mortgage Corporation (“FHLMC”).  The Agency RMBS we acquire can be secured by fixed-rate mortgages, adjustable-rate mortgages or hybrid adjustable-rate mortgages. Fixed-rate mortgages have interest rates that are fixed for the term of the loan and do not adjust. The interest rates on adjustable-rate mortgages generally adjust annually (although some may adjust more frequently) to an increment over a specified interest rate index. Hybrid adjustable-rate mortgages have interest rates that are fixed for a specified period of time (typically three, five, seven or ten years) and, thereafter, adjust to an increment over a specified interest rate index. Adjustable-rate mortgages and hybrid adjustable-rate mortgages generally have periodic and lifetime constraints on the amount by which the loan interest rate can change on any predetermined interest rate reset date.  As of June 30, 2014, all of our Agency RMBS are secured by fixed-rate mortgages.

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

Non-Agency CMBS. - Fixed and floating rate CMBS for which the principal and interest payments are not guaranteed by a U.S. Government agency or U.S. Government-sponsored entity. To date, our primary emphasis has been on legacy securities that when originally issued were rated in the highest rating category by one or more of the nationally recognized statistical rating organizations but we have also invested in subordinated classes for which the property securing the underlying mortgage collateral is located within the U.S. We do not have an established a minimum current rating requirement for such investments.

Non U.S. CMBS. -  As of June 30, 2014, we have made an investment in a security secured by commercial real estate outside of the U.S. and may make additional such investments in the future.  Although our Manager believes that these investments can provide attractive risk-reward opportunities and offer additional asset diversification, investing in international real estate has a number of additional risks, including but not limited to currency risk, political risk and the legal risk of investing in jurisdiction(s) with varying laws and regulations and potential tax implications.  See Item 3: Quantitative and Qualitative Disclosures about Market Risk — Foreign Investment Risk and Currency Risk herein.

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

Risk Sharing Securities Issued by Fannie Mae and Freddie Mac. - From time to time we have and may in the future continue to invest in risk sharing securities issued by Fannie Mae and Freddie Mac.  Principal and interest payments on these securities are based on the performance of a specified pool of Agency residential mortgages but the securities are not secured by the referenced mortgages, but by the full faith and credit of Fannie Mae or Freddie Mac, respectively.  Accordingly, our ability to invest these securities will be limited by the 75% income and asset tests applicable to REITs as such securities are not considered real assets and therefore the income generated by these securities is not real estate income.

Historically, our primary investment strategy focused on Agency RMBS.  As discussed above, we continue to increase the portion of our portfolio allocated to Non-Agency RMBS and Agency and Non-Agency CMBS and in the future are likely to expand our investments in these securities as well as residential and commercial whole-loans which are described below.  In addition, we may also invest in asset-backed securities or “ABS” which are also described below.  The allocation to Non-Agency RMBS, Agency and Non-Agency CMBS, residential and commercial whole-loans and ABS may vary from time to time based on market conditions.

Residential and commercial whole-loans. - We may in the future invest in or seek to gain exposure to “whole loan” mortgages, secured by both single family residential and/or commercial properties.  In this regard, our Manager is actively working on a number of potential whole loan programs involving RMBS.  As currently contemplated, this program would involve investing in structured Non-Agency RMBS programs crafted specifically for us, although it is possible that we could hold mortgage loans directly at some point.  In addition to holding these instruments for investment, our Manager is also working to provide us with the ability to invest in or acquire whole-loans directly or gain exposure to whole-loans through investments in structured programs with the intention of securitizing the whole-loans in the future, selling the investment grade portion of the securitized structure and retaining the residual portion Although our expectation is that we will begin to make at least a limited amount of these investments in the near future, adding these instruments to our target assets involves complex investment, structural, regulatory and accounting issues and there can be no assurance that we will in fact expand our target assets to include whole loans or, if we do, in what form and to what extent we will do so.

ABS. - Debt and/or equity tranches of securitizations backed by various asset classes including, but not limited to, aircrafts, automobiles, credit cards, equipment,  franchises, recreational vehicles and student loans. Investments in ABS generally are not qualifying assets for purposes of the 75% asset test applicable to REITs and generally do not generate qualifying income for purposes of the 75% income test applicable to REITs. As a result, we may be limited in our ability to invest in such assets.

Other investments. - In addition to MBS, our principal investment, and ABS from time to time, we may also make other investments in securities which our Manager believes will assist us in meeting our investment objective and are consistent with our overall investment policies.  Consistent with our ABS investments, these investments will normally be limited by the REIT requirements that 75% our assets be real estate assets and that 75% of our income be generated from real estate, thereby limiting our ability to invest in such assets.

As of June 30, 2014, the fair value of our investment portfolio was comprised of 73.9% of Agency RMBS, 16.2% of Non-Agency RMBS, 0.8% of Agency CMBS, 8.4% of Non-Agency CMBS and 0.7% of other securities, excluding linked transactions.  As of June 30, 2014, the fair value of our investment portfolio was comprised of 73.2% of Agency RMBS, 16.4% of Non-Agency RMBS, 0.8% of Agency CMBS, 8.9% of Non-Agency CMBS and 0.7% of other securities, including linked transactions which includes $25.3 million (or less than 1% of the fair value of our investment portfolio) of Non-Agency CMBS the underlying mortgage collateral of which is secured by real property located outside of the United States.

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

We may fund the acquisition of our assets through the use of leverage from a number of financing sources, subject to maintaining our qualification as a REIT. We finance purchases of MBS and our other securities primarily through the use of repurchase agreements.

Our operating results depend in large part on differences between the income earned on our assets and our cost of borrowing and hedging activities. We use leverage to increase potential returns to our stockholders. We currently accomplish this by borrowing against existing assets through repurchase agreements. Our investment policies place no limits on the maximum amount of leverage that we may use, and we are not required to maintain any particular debt-to-equity leverage ratio under our charter. We may also change our financing strategy and leverage without the consent of our stockholders.

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

For the three and six months ended June 30, 2014, we financed our MBS with repurchase agreements, on a debt-to-equity basis, ranging from approximately six to eight times leverage calculated at each month-end. In the future, we may, however, be limited or restricted in the amount of leverage we may employ by the terms and provisions of any financing or other agreements, and may be subject to margin calls as a result of our financing activity.  We had an aggregate debt-to-equity ratio, related to our repurchase agreements of approximately 6.5 to 1, including repurchase agreements on linked transactions, and 6.4 to 1, excluding repurchase agreements on linked transactions at June 30, 2014.  Our debt-to-equity ratio is computed by dividing repurchase borrowings by total stockholders’ equity.

We finance MBS with repurchase agreement financing with maturities ranging from one to three months, but in some cases longer. At June 30, 2014, we had entered into master repurchase agreements with 22 counterparties.  We had approximately $4.1 billion outstanding under our repurchase agreements, including repurchase agreements accounted for as part of linked transactions at June 30, 2014.  The balance outstanding at June 30, 2014 includes approximately $27.5 million related to linked transactions.

Our Hedging Strategy

Subject to maintaining our qualification as a REIT for U.S. federal income purposes, we pursue various economic hedging strategies to seek to reduce our exposure to adverse changes in interest rates and, to a much more limited extent, foreign currency.  The U.S. federal income tax rules applicable to REITs may require us to implement certain of these techniques through a domestic taxable REIT subsidiary (“TRS”) that is fully subject to federal corporate income taxation. As of June 30, 2014 we do not utilize a domestic TRS, although we may consider doing so in future.  Our hedging activity varies in scope based on the level and volatility of interest rates, the type of assets held, including currency denomination, and other changing market conditions.  As of June 30, 2014, the vast majority of swaps we entered into are designed to mitigate the effects of increases in interest rates under a portion of our repurchase agreements.  These swaps generally provide for fixed interest rates indexed off of the London interbank offered rate or LIBOR and effectively fix the floating interest rates.  Notwithstanding the foregoing, in order to manage our hedge position with regard to our liabilities, we on occasion will enter into interest rate swaps which involve the receipt of fixed-rate amounts from a counterparty in exchange for us making variable-rate payments over the life of the interest rate swap without exchange of the underlying notional amount.  As of June 30, 2014, we effectively fixed the floating interest rates on approximately $2.9 billion of borrowings under our repurchase agreements, net of variable-rate payment swaps.  We also entered into forward starting swaps of $1.3 billion. We utilize forward starting swaps and swaptions for several reasons including replacing expiring swaps, in anticipation of increasing our overall financing and reducing our exposure to future interest rate increases.  Interest rate swaptions provide us the option to enter into an interest rate swap agreement for a predetermined notional amount, stated term and pay and receive interest rates in the future. As of June 30, 2014, we owned swaptions on approximately an incremental $305.0 million of borrowings. As of June 30, 2014, we also entered into a foreign currency swap, agreeing to pay a fixed amount of euros in exchange a fixed amount of U.S. dollars as well as 90 day currency forward.  We entered into the currency swap and currency forward in order to hedge our exposure to foreign currency with respect to a $25.3 million (€18.5 million) CMBS investment and the corresponding repurchase financing utilized to make such investment.  To date, we have not elected to apply hedge accounting for our derivatives and, as a result, we record the change in fair value of our derivatives and the associated interest and currency exchange in earnings.

Our interest rate hedging techniques are partly based on assumed levels of prepayments of our target assets. If prepayments are slower or faster than assumed, the life of the investment will be longer or shorter, which would reduce the effectiveness of any of the interest rate hedging strategies we may use and may cause losses on such transactions. Hedging strategies both interest rate and foreign currency, involve the use of derivative securities which are highly complex and may produce volatile returns.

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

Investments

We elected the fair value option for all of our MBS and other securities at the date of purchase, which permits us to measure these securities at fair value with the change in fair value included as a component of earnings.  Although we have elected the fair value option for our MBS and other securities, we separately compute interest income on our MBS and other securities under the prescribed method based on the nature of the security.  As such, premiums and discounts are amortized or accreted into interest income and are included in Interest income in the Statement of Operations.

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

Valuation techniques for MBS and other structured securities may be based upon models that consider the estimated cash flows of the security. The primary inputs to the model include yields for to-be-announced (also known as TBAs) Agency RMBS, the U.S. Treasury market and floating rate indices such as LIBOR, the Constant Maturity Treasury rate and the prime rate as a benchmark yield. In addition, the model may incorporate the current weighted average maturity and additional pool level information such as prepayment speeds, default frequencies and default severities, if applicable. To the extent, the inputs are observable and timely, the securities are categorized in Level II of the fair value hierarchy; otherwise, unless alternative pricing information as described is available, they are categorized as Level III.

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

Linked transactions

In instances where we finance the acquisition of securities through repurchase agreements with the same counterparty from which the securities were purchased, we evaluate such transactions in accordance with GAAP.  This guidance requires the initial transfer of a financial asset and repurchase financing that are entered into contemporaneously with, or in contemplation of, one another to be considered linked unless all of the criteria found in the guidance are met at the inception of the transaction. If the transaction meets all of the conditions, the initial transfer shall be accounted for separately from the repurchase financing, and we will record the securities and the related financing on a gross basis on our Balance Sheet with the corresponding interest income and interest expense in our Statements of Operations.  If the transaction is determined to be linked, we will record the initial transfer and repurchase financing on a net basis and record a forward commitment to purchase securities as a derivative instrument with changes in market value being recorded on our Statement of Operations. Such forward commitments are recorded at fair value with subsequent changes in fair value recognized in Gain (loss) on linked transactions, net on our Statement of Operations. We refer to these transactions as Linked Transactions. When or if a transaction is no longer considered to be linked, the security and related repurchase financing will be reported on a gross basis. The unlinking of a transaction causes a realized event in which the fair value of the security as of the date of unlinking will become the cost basis of the security. The difference between the fair value on the unlinking date and the existing cost basis of the security will be the realized gain or loss.  Recognition of effective yield for such security will be calculated prospectively using the new cost basis.  For linked transactions, we reflect purchases and sales of securities within the investing section of our Statement of Cash Flows.  Proceeds from repurchase agreements borrowings and repayments of repurchase agreement borrowings are reflected in the financing section of our Statement of Cash Flows.

The securities underlying our linked transactions are valued using similar techniques to those used for our securities portfolio.

Interest income recognition and Impairment

Agency MBS and Non-Agency MBS excluding Interest-Only Strips, and other securities rated AA and higher at the time of purchase

Interest income on mortgage-backed securities and other securities is accrued based on the respective outstanding principal balances and their corresponding contractual terms. Premiums and discounts associated with Agency MBS and Non-Agency MBS, excluding Interest-Only Strips, and other securities rated AA and higher at the time of purchase are amortized into interest income over the estimated life of such securities using the effective yield method. Adjustments to premium and discount amortization are made for actual prepayment activity.  On at least a quarterly basis, we estimate prepayments for our securities and, as a result, if prepayments increase (or are expected to increase), we will accelerate the rate of amortization on premiums or discounts and make a retrospective adjustment to historical amortization. Alternatively, if prepayments decrease (or are expected to decrease) we will reduce the rate of amortization on the premiums or discounts and make a retrospective adjustment to historical amortization.

A change in the calculation used to determine the amortization of bond premium as of April 1, 2014, resulted in a change in estimate of approximately $1.2 million, or an accretive $0.03 core earnings per share (a non-GAAP measure).  The impact of the change in estimate was limited to an increase of approximately $1.2 million to Interest Income and an offsetting reduction to Unrealized gain (loss) on Mortgage-backed securities and other securities, net on the Statement of Operations. We do not believe the aforementioned change in estimate will have a material impact to subsequent periods.

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

Non-Agency MBS and other securities that are rated below AA at the time of purchase and Interest-Only Strips that are not classified as derivatives

Interest income on Non-Agency MBS and other securities that are rated below AA at the time of purchase and Interest-Only Strips that are not classified as derivatives are recognized based on the effective yield method.  The effective yield on these securities is based on the projected cash flows from each security, which is estimated based on our observation of the then current market information and events and will include assumptions related to interest rates, prepayment rates and the timing and amount of credit losses.  On at least a quarterly basis, we review and, if appropriate, make adjustments to our cash flow projections based on input and analysis received from external sources, internal models, and our judgment about interest rates, prepayment rates, the timing and amount of credit losses (if applicable), and other factors. Changes in cash flows from those originally projected, or from those estimated at the last evaluation, may result in a prospective change in the yield/interest income recognized on such securities. Actual maturities of the securities are affected by the contractual lives of the associated mortgage collateral, or mortgages, periodic payments of scheduled principal, and prepayments of principal. Therefore, actual maturities of the securities will generally be shorter than stated contractual maturities.

Based on the projected cash flows from any Non-Agency MBS or other structured security, which we may purchase at a discount to par value, a portion of the purchase discount may be designated as credit protection against future credit losses and, therefore, not accreted into interest income.  The amount designated as credit discount may be adjusted over time, based on the actual performance of the security, its underlying collateral, actual and projected cash flow from such collateral, economic conditions and other factors. If the performance of a security with a credit discount is more favorable than forecasted, a portion of the amount designated as credit discount may be accreted into interest income prospectively.

In addition, an other-than-temporary impairment is deemed to have occurred when there is an adverse change in the expected cash flows (principal or interest) to be received and the fair value of the beneficial interest is less than its carrying amount. In determining whether an adverse change in cash flows occurred, the present value of the remaining cash flows, as estimated at the initial transaction date (or the last date previously revised), is compared to the present value of the expected cash flows at the current reporting date.  The estimated cash flows reflect those a “market participant” would use and are discounted at a rate equal to the current yield used to accrete interest income. The Company does not bifurcate the loss between credit loss and loss attributed to change in interest rates, therefore, the entire loss is recorded as other-than-temporary.  These adjustments are reflected in our Statement of Operations as Other loss on Mortgage-backed securities and other securities.

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

Foreign currency transactions

We expect to enter into transactions denominated in foreign currency from time to time.  At the date the transaction is recognized, the asset and/or liability will be measured and recorded using the exchange rate in effect at the date of the transaction.  At each balance sheet date, such foreign currency assets and liabilities are re-measured using the exchange rate in effect at the date of the balance sheet, resulting in unrealized foreign currency gains or losses.  Unrealized foreign currency gains or losses on MBS and other securities are recorded in Unrealized gain (loss) on Mortgage-backed securities and other securities, net on the Statement of Operations. Unrealized and realized foreign currency gains or losses on borrowings under repurchase agreements are recorded in Interest income on cash balances and other income (loss), net on the Statement of Operations. Interest income from investments denominated in a foreign currency and interest expense on borrowings denominated in a foreign currency are recorded at the average rate of exchange during the period.

Derivatives and hedging activities

Subject to maintaining our qualification as a REIT for U.S. federal income tax purposes, we utilize derivative financial instruments to hedge the interest rate risk associated with our borrowings and the currency risk associated with our non U.S. dollar denominated investments. Derivatives are used for hedging purposes rather than speculation. We determine their fair value and obtain quotations from a third party to facilitate the process of determining these fair values. If our hedging activities do not achieve the desired results, reported earnings may be adversely affected.

GAAP requires an entity to recognize all derivatives as either assets or liabilities on the Balance Sheet and to measure those instruments at fair value.  Fair value adjustments are recorded in earnings immediately, if the reporting entity does not elect hedge accounting for a derivative instrument.

We elected not to apply hedge accounting for these derivative instruments and record the change in fair value and net interest rate swap payments (including accrued amounts) related to interest rate swaps in Gain (loss) on derivative instruments, net in our Statement of Operations.  Similarly, the change in fair value and net currency payment (including accrued amounts) related to our currency hedges will also be included in Gain (loss) on derivative instruments net in our Statement of Operations.

We also invest in Agency and Non-Agency Interest-Only Strips, swaptions, futures contracts and TBAs. We evaluate the terms and conditions of our holdings of Agency and Non-Agency Interest-Only Strips, swaptions, futures contracts and TBAs to determine if these instruments have the characteristics of an investment or should be considered a derivative under GAAP. In determining the classification of our holdings of Interest-Only Strips, we evaluate the securities to determine if the nature of the cash flows has been altered from that of the underlying mortgage collateral. Generally, Interest-Only Strips for which the security represents a strip off of a mortgage pass through security will be considered a hybrid instrument classified as a MBS investment on our Balance Sheet utilizing the fair value option. Alternatively, those Interest-Only Strips, for which the underlying mortgage collateral has been included into a structured security that alters the cash flows from the underlying mortgage collateral, are accounted for as derivatives at fair value. Accordingly, Agency and Non-Agency Interest-Only Strips, swaptions, futures contracts and TBAs having the characteristics of derivatives are accounted for at fair value with such changes recognized in Gain (loss) on derivative instruments, net in our Statement of Operations, along with any interest earned (including accrued amounts). The carrying value of the Agency and Non-Agency Interest-Only Strips, accounted for as derivatives, is included in Mortgage-backed securities on the Balance Sheet. The carrying value of interest rate swaptions, currency forwards, futures contracts and TBAs is included in Derivative assets or Derivative liabilities on the Balance Sheet.

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

Repurchase agreements

Mortgage-backed securities and other securities sold under repurchase agreements are treated as collateralized financing transactions, unless they meet sales treatment. Securities financed through a repurchase agreement remain on our Balance Sheet as an asset and the amount of cash received from the lender is recorded in our Balance Sheet as a liability. Interest paid in accordance with repurchase agreements is recorded as interest expense.

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

We may elect to treat certain of our subsidiaries as TRSs. In general, a TRS of ours may hold assets and engage in activities that we cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business. A TRS is subject to U.S. federal, state and local corporate income taxes.  While a TRS will generate net income, a TRS can declare dividends to us, which will be included in our taxable income and necessitate a distribution to our stockholders. Conversely, if we retain earnings at the TRS level, no distribution is required and we can increase book equity of the consolidated entity.  As of June 30, 2014, we did not have a TRS, or any other subsidiary.

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

In June 2014, the Financial Accounting Standards Board issued guidance that changes the accounting for repurchase-to-maturity transactions and repurchase financing arrangements. The new guidance aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements. These transactions would all be accounted for as secured borrowings. The guidance eliminates sale accounting for repurchase-to-maturity transactions and supersedes the guidance under which a transfer of a financial asset and a contemporaneous repurchase financing could be accounted for on a combined basis as a forward agreement, which has resulted in outcomes referred to as off-balance-sheet accounting.  In addition, the guidance requires additional disclosures. The guidance is effective for the first interim or annual period beginning after December 15, 2014. Earlier application for a public company is prohibited. We currently account for certain transfers as forward agreements under the existing guidance, which are currently classified as linked transactions.  The new guidance will require us to record these transfers as secured borrowings however, it is not expected to have a material impact on our financial statements.

Results of Operations

The following discussion of our results of operations highlights our performance for the three and six months ended June 30, 2014 and 2013.  For the three and six months ended June 30, 2014, we had a net income of $67.6 million and $59.1 million or $1.68 and $1.76 per basic and diluted weighted average common share, respectively.  For the three and six months ended June 30, 2013, we had net loss of $27.7 million and $56.2 million or $1.16 and $2.34 per basic and diluted weighted average common share, respectively. During the later portion of 2013, and continuing through the six months ended June 30, 2014, we expanded our investment in Non-Agency MBS and commenced investing in CMBS and other structured securities and adjusted our overall leverage and hedging strategy pursuant to our current business plan.

Investments

The following table presents certain information about our investment portfolio at June 30, 2014 which is a Non-GAAP measure due to the inclusion of our Linked Transactions, in order to present a complete economic presentation of our portfolio, which is reconciled to GAAP below, as follows (dollars in thousands):

	Principal Balance	Unamortized Premium (Discount)	Discount Designated as Credit Reserve and OTTI	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value	Net Weighted Average Coupon (1)
20-Year Mortgage
Coupon Rate:
3.00%	$333,885	$16,119	$—	$350,004	$(9,263)	$340,741	3.0%
3.50%	95,026	6,015	—	101,041	(1,539)	99,502	3.5%
4.00%	640,972	38,115	—	679,087	8,125	687,212	4.0%
	1,069,883	60,249	—	1,130,132	(2,677)	1,127,455	3.6%
30-Year Mortgage
Coupon Rate:
3.50%	600,453	42,268	—	642,721	(25,198)	617,523	3.5%
4.00%	536,822	45,794	—	582,616	(12,016)	570,600	4.0%
4.50%	688,473	52,660	—	741,133	12,965	754,098	4.5%
5.50%	76,233	9,780	—	86,013	1,008	87,021	5.5%
6.00%	8,550	986	—	9,536	149	9,685	6.0%
	1,910,531	151,488	—	2,062,019	(23,092)	2,038,927	4.1%

Agency RMBS IOs and IIOs(2)	N/A	N/A	—	208,738	5,483	214,221	4.2%
Agency and Non-Agency IOs and IIOs accounted for as derivatives (2)(3)	N/A	N/A	N/A	N/A	N/A	95,562	2.9%
	N/A	N/A	—	208,738	5,483	309,783	3.7%

Non-Agency RMBS	888,473	(1,835)	(183,441)	703,197	10,006	713,203	3.6%
Non-Agency RMBS IOs and IIOs	N/A	N/A	N/A	52,584	2,264	54,848	6.1%
	888,473	(1,835)	(183,441)	755,781	12,270	768,051	4.2%

Agency and Non-Agency CMBS, including Non U.S.	455,580	1,733	(26,483)	430,830	5,794	436,624	5.5%
Other securities	25,560	4,580	—	30,140	3,706	33,846	7.3%
Total: Non GAAP Basis-Including Linked Transaction	4,350,027	216,215	(209,924)	4,617,640	1,484	4,714,686	4.0%
Linked Transactions, including Non U.S.	34,674	8,585	(3,550)	39,709	846	40,555	13.8%
Total: GAAP Basis	$4,315,353	$207,630	$(206,374)	$4,577,931	$638	$4,674,131	4.0%

(1) Net weighted average coupon as of June 30, 2014 is presented net of servicing and other fees.

(2) Agency RMBS IOs and IIOs, Non-Agency RMBS IOs and IIOs, Agency and Non-Agency IOs and IIOs, accounted for as derivatives, and Agency and Non-Agency CMBS IOs and IIOs have no principal balances and bear interest based on a notional balance.  The notional balance is used solely to determine interest distributions on interest-only class of securities.  At June 30, 2014, the notional balance for Agency RMBS IOs and IIOs, Non-Agency IOs and IIOs, and for Agency and Non-Agency IOs and IIOs, accounted for as derivatives, was $1,249,977, $290,719 and $809,721, respectively.

(3) Interest on these securities is reported as a component of Gain (loss) on derivative instruments, net.

As of June 30, 2014 and 2013, the fixed-rate Agency RMBS we held consisted primarily of securities which our Manager believes exhibit prepayment mitigation attributes, including Agency RMBS collateralized by low loan balances, loans where the underlying borrower is unable to access the Making Home Affordable Program, including the Home Affordable Refinance Program or HARP or loans which were not originated by third party originators or brokers.

The following table details the constant prepayment rates for our Agency portfolio as of June 30, 2014, based on our Manager’s estimates which are based on third party models, as adjusted by our Manager, and are updated quarterly on a prospective basis:

Constant Prepayment Rates	Low	High
Agency RMBS
20-Year Mortgage	3.91%	26.72%
30-Year Mortgage	4.57%	33.98%
Agency RMBS IOs and IIOs	5.21%	32.00%
Agency RMBS IOs and IIOs accounted for as derivatives	4.33%	25.67%
Agency CMBS IOs accounted for as derivatives(1)	N/A	N/A

(1)         CMBS generally include prepayment restrictions; therefore, there are no Constant Prepayment Rates available.

The following table details information for our Non-Agency portfolio as of June 30, 2014, based on our Manager’s estimates which are based on third party models, as adjusted by our Manager, and is updated quarterly on a prospective basis:

	Cumulative Default		Cumulative Severity		Cumulative 5-Year CRR
	Low	High	Low	High	Low	High
Non-Agency RMBS	5.52%	61.06%	4.26%	88.60%	1.68%	12.58%
Non-Agency IOs and IIOs	25.28%	44.05%	11.39%	74.22%	4.68%	8.16%
Non-Agency IOs and IIOs accounted for as derivatives	14.57%	21.89%	4.26%	59.40%	1.81%	1.81%
Non-Agency CMBS	14.04%	14.04%	31.96%	31.96%	3.17%	3.17%
Other securities	0.97%	0.97%	0.00%	0.00%	0.13%	0.13%
Linked transactions, net, at fair value	0.00%	33.59%	0.00%	54.11%	0.00%	5.75%

Investment Activity

Agency and Non-Agency RMBS, Agency and Non-Agency CMBS, IO and IIO Securities and Other Securities.

The following tables present our MBS and other securities activity, including linked transactions (Non-GAAP) for the three and six months ended June 30, 2014 and 2013 (dollars in thousands):

	For the three months ended June 30, 2014
	Purchases	Principal Payments and Basis Recovery	Proceeds from Sales
Agency RMBS and Agency RMBS IOs and IIOs	$1,987,402	$66,892	$1,323,065
Non-Agency RMBS	499,958	15,109	136,913
Agency CMBS and Agency CMBS IOs and IIOs	19,196	414	—
Non-Agency CMBS	435,616	—	73,059
Other securities	78,174	—	78,932
Total MBS and other securities: Excluding Linked Transactions (GAAP)	$3,020,346	$82,415	$1,611,969
Non-Agency RMBS Linked Transactions	—	759	—
Non-Agency CMBS Linked Transactions, including Non U.S.	25,141	—	—
Total MBS: Including Linked Transactions (Non-GAAP)	$3,045,487	$83,174	$1,611,969

	For the six months ended June 30, 2014
	Purchases	Principal Payments and Basis Recovery	Proceeds from Sales
Agency RMBS and Agency RMBS IOs and IIOs	$2,344,350	$114,075	$1,336,352
Non-Agency RMBS	604,015	22,762	240,089
Agency CMBS and Agency CMBS IOs and IIOs	19,196	834	—
Non-Agency CMBS, including Non U.S.	450,315	—	73,059
Other securities	78,174	—	78,932
Total MBS: Excluding Linked Transactions (GAAP)	$3,496,050	$137,671	$1,728,432
Non-Agency RMBS Linked Transactions	—	3,777	—
Non-Agency CMBS Linked Transactions, including Non U.S.	25,141	—	—
Total MBS: Including Linked Transactions (Non-GAAP)	$3,521,191	$141,448	$1,728,432

	For the three months ended June 30, 2013
	Purchases	Principal Payments and Basis Recovery	Proceeds from Sales
Agency RMBS and Agency RMBS IOs and IIOs	$548,253	$74,043	$317,165
Non-Agency RMBS	48,506	3,435	67,184
Total MBS: Excluding Linked Transactions (GAAP)	$596,759	$77,478	$384,349
Agency RMBS Linked Transactions	9,705	58	—
Non-Agency RMBS Linked Transactions	—	415	21,734
Total MBS: Including Linked Transactions (Non-GAAP)	$606,464	$77,951	$406,083

	For the six months ended June 30, 2013
	Purchases	Principal Payments and Basis Recovery	Proceeds from Sales
Agency RMBS and Agency RMBS IOs and IIOs	$1,571,400	$151,763	$2,145,887
Non-Agency RMBS	176,071	5,207	67,184
Total MBS: Excluding Linked Transactions (GAAP)	$1,747,471	$156,970	$2,213,071
Agency RMBS Linked Transactions	9,705	58	—
Non-Agency RMBS Linked Transactions	66,703	985	21,734
Total MBS: Including Linked Transactions (Non-GAAP)	$1,823,879	$158,013	$2,234,805

For the three and six months ended June 30, 2014, we realized a net gain of approximately $0 million and $1.3 million, respectively, from the unlinking of securities previously accounted for as derivatives through linked transactions.  We reclassify, from mark-to-market, adjustments on linked transactions to realized gain (loss) on linked transactions during the period the security becomes unlinked.  For the three and six months ended June 30, 2013, we realized a net gain of approximately $2.4 million and $2.4 million, respectively, from the unlinking of securities previously accounted for as derivatives through linked transactions.

The following table presents the vintage of our MBS investment portfolio, including linked transactions at June 30, 2014:

	1998	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014	Total
Agency RMBS
20-Year Mortgage	—	—	—	—	—	—	—	—	—	—	—	—	6.1%	12.9%	4.8%	23.8%
30-Year Mortgage	—	—	—	—	—	—	0.2%	—	—	0.3%	1.5%	0.1%	14.6%	12.6%	14.0%	43.3%
Agency Interest Only- Strips	—	—	—	0.1%	0.1%	0.2%	0.1%	0.1%	—	0.2%	0.7%	0.5%	2.4%	0.2%	—	4.6%
Agency and Non-Agency Interest-Only Strips, accounted for as derivatives	—	—	—	—	—	0.1%	—	—	0.1%	—	0.2%	0.1%	1.0%	0.5%	—	2.0%
Non-Agency RMBS	0.3%	0.2%	0.3%	0.3%	0.5%	4.0%	6.8%	3.3%	0.3%	—	—	—	—	—	—	16.0%
Non-Agency Linked Transactions, including Non U.S.	—	—	—	—	—	—	0.1%	0.2%	—	—	—	—	—	—	0.5%	0.8%
Agency and Non-Agency CMBS	—	—	—	—	0.2%	0.6%	2.4%	4.0%	—	—	0.6%	—	—	0.6%	0.4%	8.8%
Other securities	—	—	—	—	—	—	—	—	—	—	—	—	0.7%	—		0.7%
Total MBS (Non-GAAP)	0.3%	0.2%	0.3%	0.4%	0.8%	4.9%	9.6%	7.6%	0.4%	0.5%	3.0%	0.7%	24.8%	26.8%	19.7%	100%

As of June 30, 2014 the weighted average expected remaining term to the expected maturity of our investment portfolio, including linked transactions is 7.9 years.

Financing and Other Liabilities. We have entered into repurchase agreements to finance a substantial majority of our MBS and other securities.  These agreements are secured by substantially all of our MBS and other securities and bear interest at rates that have historically moved in close relationship to LIBOR.  The following table summarizes the fair value of MBS and other collateral pledged as of June 30, 2014 and December 31, 2013.

	June 30, 2014		December 31, 2013
(dollars in thousands) Collateral	Repurchase Agreement Borrowings Outstanding	Fair Value of MBS Collateral Pledged	Repurchase Agreement Borrowings Outstanding	Fair Value of MBS Collateral Pledged
Agency RMBS	$3,264,316	$3,447,802	$2,331,276	$2,463,347
Non-Agency RMBS	504,733	721,260	208,923	305,318
Agency and Non-Agency CMBS	315,214	420,356	17,544	23,597
Other securities	26,985	33,846	21,324	26,685
Total: Excluding Linked Transactions	$4,111,248	$4,623,264	$2,579,067	$2,818,947
Non-Agency RMBS Linked Transactions	12,282	15,226	61,187	79,746
Non-Agency CMBS Linked Transactions, including Non U.S.	15,198	25,329	—	—
Total: Including Linked Transactions (Non-GAAP)	$4,138,728	$4,663,819	$2,640,254	$2,898,693

The following tables present our borrowing activity, by type of collateral pledged, for the three and six months ended June 30, 2014 and 2013:

(dollars in thousands)	For the three months ended June 30, 2014		For the six months ended June 30, 2014
Collateral	Proceeds	Repayments	Proceeds	Repayments
Agency RMBS	$5,928,825	$5,194,034	$9,819,517	$8,886,476
Non-Agency RMBS	896,241	649,327	1,321,850	1,026,040
Agency and Non-Agency CMBS	420,374	119,453	434,666	136,997
Other securities	224,185	218,524	224,185	218,524
Total: Excluding Linked Transactions	$7,469,625	$6,181,338	$11,800,218	$10,268,037
Agency RMBS Linked Transactions	—	—	—	—
Non-Agency RMBS Linked Transactions	37,238	37,670	75,809	124,714
Non-Agency CMBS Linked Transactions, including Non U.S.	15,198	—	15,198	—
Total	$7,522,061	$6,219,008	$11,891,225	$10,392,751

(dollars in thousands)	For the three months ended June 30, 2013		For the six months ended June 30, 2013
Collateral	Proceeds	Repayments	Proceeds	Repayments
Agency RMBS	$8,757,240	$8,866,512	$19,816,748	$20,746,488
Non-Agency RMBS	113,115	97,144	257,356	160,717
Total: Excluding Linked Transactions	$8,870,355	$8,963,656	$20,074,104	$20,907,205
Agency RMBS Linked Transactions	18,618	18,618	18,618	18,618
Non-Agency RMBS Linked Transactions	19,732	60,317	67,627	64,342
Total	$8,908,705	$9,042,591	$20,160,349	$20,990,165

At June 30, 2014, we had outstanding repurchase agreement borrowings with the following 19 counterparties totaling approximately $4.1 billion, which is a Non-GAAP measure due to our Linked Transactions, which is reconciled to GAAP below as follows:

			Fair Value of
(dollars in thousands)	Amount	Percent of Total Amount	Company Securities	Counterparty
Repurchase Agreement Counterparties	Outstanding	Outstanding	Held as Collateral	Rating(2)
Barclays Capital Inc. (1)	$616,326	14.9%	$700,154	A
Merrill Lynch Pierce Fenner & Smith Inc. (1)	586,625	14.2%	608,781	A
JP Morgan Securities LLC (1)	467,758	11.3%	548,775	A+
Deutsche Bank Securities LLC (1)	467,688	11.3%	490,768	A
BNP Paribas Securities Corporation (1)	356,353	8.6%	383,822	A+
Credit Suisse Securities (USA) LLC (1)	301,543	7.3%	388,229	A
Goldman Sachs Bank USA (1)	245,519	5.9%	258,580	A
Mizuho Securities USA Inc. (1)	218,261	5.3%	246,567	(P)A2
UBS Securities LLC (1)	211,761	5.1%	250,424	A
Morgan Stanley & Co. LLC (1)	167,238	4.0%	174,388	A
Royal Bank of Canada (1)	162,043	3.9%	225,704	AA-
RBC Capital Markets LLC (1)	97,851	2.4%	106,289	AA-
Jefferies & Company Inc. (1)	79,546	1.9%	83,655	BBB
Wells Fargo Bank NA (1)	65,553	1.6%	69,529	AA-
Citigroup Global Markets Inc. (1)	36,290	0.9%	46,895	A
The Royal Bank of Scotland plc (1)	27,109	0.7%	36,448	BBB+
Deutsche Bank AG	15,198	0.4%	25,329	A
Nomura Securities International, Inc.	10,096	0.2%	11,459	Unrated(3)
Wells Fargo Securities LLC	5,970	0.1%	8,022	AA-
Total: Non-GAAP Basis — Including Linked Transactions, including Non U.S.	$4,138,728	100.0%	$4,663,818
Linked Transactions	27,480	—	40,554
Total: GAAP Basis — Excluding Linked Transactions	$4,111,248	—	$4,623,264

(1)         Counterparty holds collateral valued in excess of 5% of our stockholders’ equity as security for our obligations under the applicable repurchase agreements as of June 30, 2014.

(2)         The counterparty rating presented above is the long-term issuer credit rating as rated at June 30, 2014 by S&P, except for Mizuho Securities USA Inc. which is the long-term issuer credit rating by Moody’s at June 30, 2014.

(3)         Nomura Holdings, Inc., the parent company of Nomura Securities International, Inc., is rated BBB+ by S&P at June 30, 2014.

At December 31, 2013, we had outstanding repurchase agreement borrowings with the following 16 counterparties totaling approximately $2.6 billion, which is a Non-GAAP measure, due to our Linked Transactions, which is reconciled to GAAP below as follows:

			Fair Value of
(dollars in thousands)	Amount	Percent of Total Amount	Company Securities	Counterparty
Repurchase Agreement Counterparties	Outstanding	Outstanding	Held as Collateral	Rating(2)
Barclays Capital Inc. (1)	$362,476	13.7%	$414,344	A
Deutsche Bank Securities LLC (1)	356,372	13.5%	381,319	A
Goldman Sachs Bank USA (1)	306,708	11.6%	328,504	A
JP Morgan Securities LLC (1)	271,887	10.3%	313,967	A+
Citigroup Global Markets Inc. (1)	205,856	7.8%	213,358	A
Credit Suisse Securities (USA) LLC (1)	178,896	6.8%	235,680	A
Mizuho Securities USA Inc. (1)	173,030	6.6%	178,101	(P)A2
BNP Paribas Securities Corporation. (1)	152,084	5.8%	164,025	A+
Merrill Lynch Pierce Fenner & Smith Inc. (1)	142,665	5.4%	148,351	A
UBS Securities LLC (1)	130,833	5.0%	133,938	A
South Street Securities LLC (1)	100,818	3.8%	105,020	AA+
Jefferies & Company Inc. (1)	100,762	3.8%	104,302	BBB
RBC Capital Markets LLC (1)	56,222	2.1%	61,898	AA-
RBS Securities Inc. (1)	51,138	1.9%	52,625	A-
The Royal Bank of Scotland plc(1)	37,993	1.4%	50,834	BBB+
Morgan Stanley & Co. LLC	12,514	0.5%	12,427	A
Total: Non-GAAP Basis — Including Linked Transactions	$2,640,254	100.0%	$2,898,693
Linked Transactions	61,187	—	79,746
Total: GAAP Basis — Excluding Linked Transactions	$2,579,067	—	$2,818,947

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

We record the liability for MBS and other securities purchased, for which settlement has not taken place as an investment related payable.  As of June 30, 2014, we had investment related payables of $57.0 million.

The following tables present our borrowings by type of collateral pledged as of June 30, 2014 and 2013, and the respective Effective Cost of Funds for the three and six months then ended (dollars in thousands):

Collateral	Balance (GAAP) June 30, 2014	Weighted Average Cost of Funds for the three months ended June 30, 2014	Weighted Average Cost of Funds for the six months ended June 30, 2014
Agency RMBS	$3,264,316	0.38%	0.39%
Non-Agency RMBS	504,733	1.64	1.66
Agency and Non-Agency CMBS	315,214	1.55	1.53
Other securities	26,985	1.60	1.62
Total	$4,111,248	0.58%	0.56%

Collateral	Balance (GAAP) June 30, 2013	Weighted Average Cost of Funds for the three months ended June 30, 2013	Weighted Average Cost of Funds for the six months ended June 30, 2013
Agency RMBS	$3,864,990	0.42%	0.43%
Non-Agency RMBS	96,639	1.85	1.85
Total	$3,961,629	0.45%	0.45%

The following tables present our borrowings by type of collateral pledged as of June, 2014 and 2013, and the respective Effective Cost of Funds (Non-GAAP financial measure) for the three and six months then ended (dollars in thousands) See “Non-GAAP financial measures”:

Collateral	Balance (Non- GAAP) June 30, 2014	Weighted Average Effective Cost of Funds for the three months ended June 30, 2014 (1)	Weighted Average Effective Cost of Funds for the six months ended June 30, 2014 (1)
Agency RMBS	$3,264,316	1.05%	1.33%
Non-Agency RMBS	504,733	1.75	1.78
Agency and Non-Agency CMBS	315,214	1.98	1.99
Other securities	26,985	1.60	1.62
Total: Excluding Linked Transactions	$4,111,248	1.17%	1.40%
Non-Agency RMBS Linked Transactions	12,282	1.57	1.71
Non-Agency CMBS Linked Transactions, including Non U.S.	15,198	1.71	1.71
Total	$4,138,728	1.17%	1.40%

(1) The effective cost of funds for the three and six months ended June 30, 2014 are calculated on an annualized basis and include interest expense for the periods and net payments on interest rate swaps of approximately $6.1 million and $13.9 million, respectively and interest payments on Non-Agency and other securities linked transactions of approximately $50 thousand and $275 thousand, respectively. While swaps are not accounted for using hedge accounting, such instruments are viewed by us as an economic hedge against increases in interest rates on our liabilities and are classified as hedges for purposes of satisfying the REIT tax requirements.  In addition, although certain securities and their respective repurchase borrowings are classified as derivatives, we view the interest expense attributed to these borrowings as additional cost of funds.  See “Non-GAAP Financial Measures.”

Collateral	Balance (Non- GAAP) June 30, 2013	Weighted Average Effective Cost of Funds for the three months ended June 30, 2013 (1)	Weighted Average Effective Cost of Funds for the six months ended June 30, 2013 (1)
Agency RMBS	$3,864,990	0.94%	0.90%
Non-Agency RMBS	96,639	1.85	1.85
Total: Excluding Linked Transactions	$3,961,629	0.96%	0.91%
Agency RMBS Linked Transactions	—	0.38	0.38
Non-Agency RMBS Linked Transactions	3,286	1.78	1.80
Total	$3,964,915	0.96%	0.91%

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

The following table presents our average borrowings, by type of collateral pledged, on a GAAP and Non-GAAP basis for the three and six months ended June 30, 2014 and 2013 (in thousands):

Collateral	For the three months ended June 30, 2014	For the three months ended June 30, 2013	For the six months ended June 30, 2014	For the six months ended June 30, 2013
Agency RMBS	$3,438,511	$3,959,424	$2,896,627	$4,243,261
Non-Agency RMBS	412,897	80,375	309,530	65,543
Agency and Non-Agency CMBS	207,596	—	112,459	—
Other securities	62,812	—	42,472	—
Total: Excluding Linked Transactions (GAAP)	$4,121,816	$4,039,799	$3,361,088	$4,308,804
Agency RMBS Linked Transactions (Non-GAAP)	—	6,301	—	3,200
Non-Agency RMBS Linked Transactions (Non-GAAP)	12,501	22,370	32,227	21,050
Non-Agency CMBS Linked Transactions (Non-GAAP), including Non U.S.	234	—	119	—
Total (Non-GAAP)	$4,134,551	$4,068,470	$3,393,434	$4,333,054
Maximum borrowings during the period (Non-GAAP)(1)	4,254,145	4,231,087	4,254,145	4,808,778

(1)  Amount represents the maximum borrowings at month-end during each of the respective periods.

Derivative Instruments.  As of June 30, 2014, we had entered into swaps designed to mitigate the effects of increases in interest rates under a portion of our repurchase agreements as such repurchase agreements are renewed and/or extended.  The swaps generally provide for fixed interest rates that are indexed off of LIBOR and are viewed by us to effectively fix the floating interest rates, net of variable-rate payment swaps, on approximately $2.9 billion of borrowings under our repurchase agreements, excluding forward starting swaps of $1.3 billion as of June 30, 2014.

The following table presents information about our fixed pay rate interest rate swaps as of June 30, 2014 and December 31, 2013 (dollars in thousands):

	June 30, 2014
Remaining Interest Rate interest rate swap Term	Notional Amount	Average Fixed Pay Rate	Average Maturity (Years)	Forward Starting
1 year or less	$215,900	0.4%	0.3	—%
Greater than 1 year and less than 3 years	1,129,100	0.8	2.1	35.4
Greater than 3 years and less than 5 years	2,297,800	1.7	4.6	—
Greater than 5 years	3,206,050	2.7	10.3	31.6

Total	$6,848,850	2.0%	6.7	20.6%

	December 31, 2013
Remaining Interest Rate interest rate swap Term	Notional Amount	Average Fixed Pay Rate	Average Maturity (Years)	Forward Starting
1 year or less	$215,900	0.4%	0.8	—%
Greater than 1 year and less than 3 years	179,100	0.5	1.9	—
Greater than 3 years and less than 5 years	574,200	1.3	4.4	—
Greater than 5 years	1,718,650	2.4	10.8	28.6

Total	$2,687,850	1.9%	8.0	18.3%

The following table presents information about our variable pay rate interest rate swaps as of June 30, 2014 and December 31, 2013 (dollars in thousands):

	June 30, 2014
Remaining Interest Rate interest rate swap Term	Notional Amount	Average Variable Pay Rate	Average Maturity (Years)	Forward Starting
Greater than 3 years and less than 5 years	$1,520,000	0.2%	4.9	—%
Greater than 5 years	1,132,100	0.2	10.4	9.7

Total	$2,652,100	0.2%	7.2	4.1%

	December 31, 2013
Remaining Interest Rate interest rate swap Term	Notional Amount	Average Variable Pay Rate	Average Maturity (Years)	Forward Starting
Greater than 3 years and less than 5 years	$81,000	0.2%	4.8	—%
Greater than 5 years	46,000	0.2	24.1	—

Total	$127,000	0.2%	11.8	—%

The following tables present information about our interest rate swaptions as of June 30, 2014 and December 31, 2013 (dollars in thousands):

	June 30, 2014
	Option		Underlying Swap
Fixed-Pay Rate for Underlying Swap	Fair Value	Weighted Average Months Until Option Expiration	Notional Amount	Weighted Average Swap Term (Years)
2.26 – 2.50%	$276	23.8	$105,000	1.0
3.51 – 3.75%	61	3.6	200,000	10.0
	$337	10.6	$305,000	6.9

	December 31, 2013
	Option		Underlying Swap
Fixed-Pay Rate for Underlying Swap	Fair Value	Weighted Average Months Until Option Expiration	Notional Amount	Weighted Average Swap Term (Years)
2.51– 2.75%	$1,889	4.4	$150,000	7.0
2.76 – 3.00%	2,762	4.3	250,000	7.0
3.01 – 3.25%	1,192	4.6	1,500,000	10.0
3.26 – 3.50%	971	4.0	100,000	10.0
3.51 – 3.75%	4,363	9.6	200,000	10.0
	$11,177	5.0	$2,200,000	9.5

	December 31, 2013
	Option		Underlying Swap
Fixed-Receive Rate for Underlying Swap	Fair Value	Weighted Average Months Until Option Expiration	Notional Amount	Weighted Average Swap Term (Years)
3.76 – 4.00%	$(264)	4.0	$100,000	10
	$(264)	4.0	$100,000	10

We also purchased or sold TBAs.  As of June 30, 2014 and December 31, 2013, we had contracts to purchase (“long position”) and sell (“short position”) TBAs on a forward basis.  Following is a summary of our long and short TBA positions reported in Derivative assets, at fair value on the Balance Sheet as of June 30, 2014 and December 31, 2013 (dollars in thousands):

	June 30, 2014		December 31, 2013
	Notional Amount	Fair Value	Notional Amount	Fair Value
Purchase contracts, asset	$2,173,400	$8,036	$13,600	$35
Sale contracts, asset	—	—	—	—
TBA securities, asset	2,173,400	8,036	13,600	35
Purchase contracts, liability	200,000	(863)	176,400	(1,207)
Sale contracts, liability	(1,693,000)	(5,713)	—	—
TBA securities, liability	(1,493,000)	(6,576)	176,400	(1,207)
TBA securities, net	$680,400	$1,460	$190,000	$(1,172)

The following table presents additional information about our contracts to purchase and sell TBAs for the six months ended June 30, 2014 (dollars in thousands):

	Notional Amount as of December 31, 2013	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount as of June 30, 2014
Purchase of TBAs	$190,000	11,811,896	$(9,628,496)	$2,373,400
Sale of TBAs	$—	11,321,496	$(9,628,496)	$1,693,000

We also entered into Eurodollar futures during the six months ended June 30, 2014. As of June 30, 2014, we had purchase contracts (“long position”), representing a notional amount of $592.0 million with a fair value of $437 thousand and an expiration date of June 2016. In addition, as of June 30, 2014, we had contracts to sell (“short position”), representing a notional amount of $592.0 million with a fair value in a liability position of $548 thousand and an expiration date of June 2018.

The following is a summary of our foreign currency forwards with a fair value in a liability position of $138 thousand at June 30, 2014:

Derivative Type	Notional Amount	Notional (USD Equivalent)	Maturity

Sell EUR/Buy USD Currency forward	€11,100	$15,199	July 2014
Buy EUR/Sell USD Currency forward	€11,100	$15,205	September 2014

The following is a summary of our foreign currency swaps with a fair value of $15 thousand at June 30, 2014:

Date entered	Maturity	Fixed Rate	Denomination	Notional Amount
June 2014	July 2024	7.25%	EUR	18,500
June 2014	July 2024	9.005%	USD	25,160

Net Interest Income

We earned interest income, net of premium amortization and amortization/recovery of basis, and inclusive of discount accretion of approximately $44.6 million and $68.0 million for the three and six months ended June 30, 2014, respectively, and approximately $32.8 million and $66.5 million for the three and six months ended June 30, 2013, respectively, which represents interest earned on our assets.  We incurred interest expense of approximately $6.0 million and $9.4 million for the three and six months ended June 30, 2014, respectively, and approximately $4.5 million and $9.7 million for the three and six months ended June 30, 2013, respectively, which was related to borrowings from repurchase agreements.  Yields on Agency RMBS decreased in 2014 corresponding to the decrease on the yield on the ten-year U.S. Treasury.  Yields on Non-Agency RMBS generally decreased as result of continuing home price appreciation and market demand for such securities, however, the yield on our Non-Agency RMBS portfolio increased due higher expected recoveries and changes in the composition of such portfolio.  Yields on our Agency and Non-Agency CMBS portfolio generally decreased due to the tightening of credit spreads in that sector. Cost of repurchase financing remained relatively constant as the Federal Reserve continues to maintain its accommodative monetary policy.  Our effective gross yield, a non-GAAP measure, increased for the quarter due to the change in composition of our portfolio.  Our effective cost of funds, a non-GAAP measure, for the quarter was 1.17%, a 0.60% decrease from the prior quarter ended March 31, 2014.  The reduction in our effective cost of funds for the quarter ended June 30, 2014, primarily resulted from lower net interest expense associated with our hedging costs as the amount of interest rate swaps for which we incurred a current payment obligation was lower relative to our outstanding borrowings than in the prior quarter ended March 31, 2014.

	For the three months ended June 30, 2014
(dollars in thousands)	Agency RMBS	Non-Agency RMBS	Agency and Non-Agency CMBS	Other securities	Total

Average amortized cost of securities	$3,751,050	$596,871	$286,678	$79,960	$4,714,559

Total interest income (1)	$30,749	$8,809	$3,985	$1,061	$44,604

Yield on average securities	3.29%	5.92%	5.58%	5.32%	3.79%

Average balance of repurchase agreements	$3,438,511	$412,897	$207,596	$62,812	$4,121,816

Total interest expense	$3,230	$1,688	$802	$251	$5,971

Average cost of funds (2)	0.38%	1.64%	1.55%	1.60%	0.58%

Net interest income	$27,519	$7,121	$3,183	$810	$38,633

Net interest rate spread	2.91%	4.28%	4.03%	3.72%	3.21%

(1)Amount includes net (amortization of premiums), accretion of discounts and (amortization/recovery of basis) of approximately $(13.9) million for Agency RMBS, approximately $(516) thousand for Non-Agency RMBS, approximately $291 thousand for Agency and Non-Agency CMBS, and approximately $114 thousand for other securities for three months ended June 30, 2014. In accordance with GAAP, interest income does not include $251 thousand for linked transactions for the three and months ended June 30, 2014; instead such amounts are included in gain (loss) on linked transactions.

(2) For the three months ended June 30, 2014, cost of funds does not include accrual and settlement of interest associated with derivative instruments and linked transactions of approximately $6.1 million and $50 thousand, respectively. In accordance with GAAP, such costs are included in gain (loss) on derivative instruments and gain (loss) on linked transactions, respectively, in the Statement of Operations.

	For the six months ended June 30, 2014
(dollars in thousands)	Agency RMBS	Non-Agency RMBS	Agency and Non-Agency CMBS	Other securities	Total

Average amortized cost of securities	$3,161,100	$452,857	$149,945	$53,169	$3,817,071

Total interest income (1)	$48,458	$13,812	$4,210	$1,554	$68,034

Yield on average securities	3.09%	6.15%	5.66%	5.89%	3.59%

Average balance of repurchase agreements	$2,896,627	$309,530	$112,459	$42,472	$3,361,088

Total interest expense	$5,621	$2,544	$854	$342	$9,361

Average cost of funds (2)	0.39%	1.66%	1.53%	1.62%	0.56%

Net interest income	$42,837	$11,268	$3,356	$1,212	$58,673

Net interest rate spread	2.70%	4.49%	4.13%	4.27%	3.03%

(1)Amount includes net (amortization of premiums), accretion of discounts and (amortization/recovery of basis) of approximately $(26.0) million for Agency RMBS, approximately $121 thousand for Non-Agency RMBS, approximately $468 thousand for Agency and Non-Agency CMBS and approximately $215 thousand for other securities for the six months ended June 30, 2014. In accordance with GAAP, interest income does not include approximately $1.2 million for linked transactions for the six months ended June 30, 2014; instead such amounts are included in gain (loss) on linked transactions.

(2)  For the six months ended June 30, 2014, cost of funds does not include accrual and settlement of interest of approximately $13.9 million and $275 thousand associated with derivative instruments and linked transactions, respectively. In accordance with GAAP, such costs are included in gain (loss) on derivative instruments and gain (loss) on linked transactions, respectively, in the Statement of Operations.

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

The following tables set forth certain information regarding our net investment income for the three and six months ended June 30, 2014 and 2013, See “Non-GAAP Financial Measures”:

For the three months ended June 30, 2014:

Non-GAAP Financial Measures:

(dollars in thousands)	Agency RMBS	Non-Agency RMBS	Agency and Non-Agency CMBS	Other securities	Total

Average amortized cost of securities held including Agency and Non-Agency Interest-Only Strips accounted for as derivatives and linked transactions	$3,826,090	$616,532	$307,869	$79,960	$4,830,451

Total interest income including interest income on Agency and Non-Agency Interest-Only Strips accounted for as derivatives and linked transactions(1)	$32,060	$9,115	$4,252	$1,061	$46,488

Yield on average amortized cost of securities including adjustments related to cost of Agency and Non-Agency Interest-Only Strips accounted for as derivatives and linked transactions	3.36%	5.93%	5.52%	5.32%	3.86%

Average balance of repurchase agreements, including repurchase agreements on linked transactions	$3,438,511	$425,398	$207,830	$62,812	$4,134,551

Total interest expense including interest income (expense), net incurred on interest rate swaps and interest expense incurred on linked transactions(2)	$8,980	$1,846	$1,027	$251	$12,104

Average cost of funds including interest income (expense) on Agency and Non-Agency Interest-Only Strips accounted for as derivatives and interest income (expense), net incurred on interest rate swaps and linked transactions	1.05%	1.74%	1.98%	1.60%	1.17%

Net interest income including interest income (expense) on Agency and Non-Agency Interest-Only Strips, accounted for as derivatives and interest income (expense), net incurred on interest rate swaps and linked transactions	$23,080	$7,269	$3,225	$810	$34,384

Net interest rate spread including interest income (expense) on Agency and Non-Agency Interest-Only Strips accounted as derivatives and interest income (expense), net incurred on interest rate swaps and linked transactions	2.31%	4.19%	3.54%	3.72%	2.69%

(1) For the three months ended June 30, 2014 includes net (amortization of premiums), accretion of discounts and (amortization/recovery of basis) of approximately $(19.0) million. This amount is composed of approximately $(13.9) million for Agency RMBS included in interest income, approximately $(516) thousand for Non-Agency RMBS included in interest income, approximately $291 thousand for Agency and Non-Agency CMBS included in interest income, approximately $114 thousand for Other securities included in interest income, approximately $(509) thousand for Non-Agency linked transactions (Non-GAAP measure) and approximately $(4.5) million of amortization/recovery of basis on Agency and Non-Agency Interest-Only Strips accounted for as derivatives (Non-GAAP measure), not reported in interest income for GAAP (included in Loss on derivative instruments).

(2)  Represents the net amount paid, including accrued amounts, for interest rate swaps during the period, included in loss on derivative instruments for GAAP and interest expense on linked transactions.

For the six months ended June 30, 2014:

Non-GAAP Financial Measures:

(dollars in thousands)	Agency RMBS	Non-Agency RMBS	Agency and Non-Agency CMBS	Other securities	Total

Average amortized cost of securities held including Agency and Non-Agency Interest-Only Strips accounted for as derivatives and linked transactions	$3,249,998	$498,429	$170,671	$53,169	$3,972,267

Total interest income including interest income on Agency and Non-Agency Interest-Only Strips accounted for as derivatives and linked transactions(1)	$52,292	$15,086	$4,748	$1,554	$73,680

Yield on average amortized cost of securities including adjustments related to cost of Agency and Non-Agency Interest-Only Strips accounted for as derivatives and linked transactions	3.24%	6.10%	5.60%	5.89%	3.74%

Average balance of repurchase agreements, including repurchase agreements on linked transactions	$2,896,627	$341,757	$112,578	$42,472	$3,393,434

Total interest expense including interest income (expense), net incurred on interest rate swaps and interest expense incurred on linked transactions(2)	$19,104	$3,013	$1,113	$342	$23,572

Average cost of funds including interest income (expense) on Agency and Non-Agency Interest-Only Strips accounted for as derivatives and interest income (expense), net incurred on interest rate swaps and linked transactions	1.33%	1.78%	1.99%	1.62%	1.40%

Net interest income including interest income (expense) on Agency and Non-Agency Interest-Only Strips, accounted for as derivatives and interest income (expense), net incurred on interest rate swaps and linked transactions	$33,188	$12,073	$3,635	$1,212	$50,108

Net interest rate spread including interest income (expense) on Agency and Non-Agency Interest-Only Strips accounted as derivatives and interest income (expense), net incurred on interest rate swaps and linked transactions	1.91%	4.32%	3.61%	4.27%	2.34%

(1) For the six months ended June 30, 2014 includes net (amortization of premiums), accretion of discounts and (amortization/recovery of basis) of approximately $(38.0) million. This amount is composed of approximately $(26.0) million for Agency RMBS included in interest income, approximately $121 thousand for Non-Agency RMBS included in interest income, approximately $468 thousand for Agency and Non-Agency CMBS included in interest income, approximately $215 thousand for Other securities, included in interest income, approximately $(2.7) million for Non-Agency linked transactions (Non-GAAP measure) and approximately $(10.1) million of amortization/recovery of basis on Agency and Non-Agency Interest-Only Strips accounted for as derivatives (Non-GAAP measure), not reported in interest income for GAAP (included in Loss on derivative instruments).

(2)  Represents the net amount paid, including accrued amounts, for interest rate swaps during the period, included in loss on derivative instruments for GAAP and interest expense on linked transactions.

For the three months ended June 30, 2013:

Non-GAAP Financial Measures:

(dollars in thousands)	Agency	Non-agency	Total

Average amortized cost of RMBS held including Agency Interest-Only Strips, Agency Inverse Interest-Only Strips accounted for as derivatives and linked transactions	$4,381,145	$191,571	$4,572,716

Total interest income including interest income on Agency Interest-Only Strips, Agency Inverse Interest- Only Strips accounted for as derivatives and linked transactions(1)	$32,853	$2,851	$35,704

Yield on average amortized cost of RMBS including adjustments related to cost of Agency Interest-Only Strips, Agency Inverse Interest-Only Strips accounted for as derivatives and linked transactions	3.01%	5.97%	3.14%

Average balance of repurchase agreements, including repurchase agreements on linked transactions	$3,965,725	$102,745	$4,068,470

Total interest expense including interest income (expense), net incurred on interest rate swaps and interest expense incurred on linked transactions(2)	$9,313	$470	$9,783

Average cost of funds including interest income (expense) on Agency Interest-Only Strips, Agency Inverse Interest-Only Strips accounted for as derivatives and interest income (expense), net incurred on interest rate swaps and linked transactions	0.94%	1.83%	0.96%

Net interest income including interest income (expense) on Agency Interest-Only Strips, Agency Inverse Interest-Only Strips accounted for as derivatives and interest income (expense), net incurred on interest rate swaps and linked transactions	$23,540	$2,381	$25,921

Net interest rate spread including interest income (expense) on Agency Interest-Only Strips and Agency Inverse Interest-Only Strips accounted as derivatives and interest income (expense), net incurred on interest rate swaps and linked transactions	2.07%	4.14%	2.18%

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

For the six months ended June 30, 2013:

Non-GAAP Financial Measures:

(dollars in thousands)	Agency	Non-agency	Total

Average amortized cost of RMBS held including Agency Interest-Only Strips, Agency Inverse Interest-Only Strips accounted for as derivatives and linked transactions	$4,513,039	$167,291	$4,680,330

Total interest income including interest income on Agency Interest-Only Strips, Agency Inverse Interest- Only Strips accounted for as derivatives and linked transactions(1)	$66,782	$4,867	$71,649

Yield on average amortized cost of RMBS including adjustments related to cost of Agency Interest-Only Strips, Agency Inverse Interest-Only Strips accounted for as derivatives and linked transactions	2.98%	5.87%	3.09%

Average balance of repurchase agreements, including repurchase agreements on linked transactions	$4,246,461	$86,593	$4,333,054

Total interest expense including interest income (expense), net incurred on interest rate swaps and interest expense incurred on linked transactions(2)	$18,846	$789	$19,635

Average cost of funds including interest income (expense) on Agency Interest-Only Strips, Agency Inverse Interest-Only Strips accounted for as derivatives and interest income (expense), net incurred on interest rate swaps and linked transactions	0.89%	1.84%	0.91%

Net interest income including interest income (expense) on Agency Interest-Only Strips, Agency Inverse Interest-Only Strips accounted for as derivatives and interest income (expense), net incurred on interest rate swaps and linked transactions	$47,936	$4,078	$52,014

Net interest rate spread including interest income (expense) on Agency Interest-Only Strips and Agency Inverse Interest-Only Strips accounted as derivatives and interest income (expense), net incurred on interest rate swaps and linked transactions	2.09%	4.03%	2.18%

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

Other Income (Loss)

The following tables present the sales of our MBS and other securities (dollars in thousands):

	For the three months ended June 30, 2014
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Agency RMBS (1)	$1,323,065	$8,997	$(35,201)	$(26,204)
Non-Agency RMBS	136,913	9,267	(45)	9,222
Agency and Non-Agency CMBS	73,059	367	(2)	365
Other securities	78,932	5,064	—	5,064
Total	$1,611,969	$23,695	$(35,248)	$(11,553)

(2)  Includes proceeds for Agency Interest-Only Strips, accounted for as derivatives, of approximately $20.2 million, gross realized gains of $437 thousand and gross realized losses of $712 thousand.

	For the six months ended June 30, 2014
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Agency RMBS (1)	$1,336,352	$9,013	$(36,070)	$(27,057)
Non-Agency RMBS	240,089	13,502	(580)	12,922
Agency and Non-Agency CMBS	73,059	367	(2)	365
Other securities	78,932	5,064	—	5,064
Total	$1,728,432	$27,946	$(36,652)	$(8,706)

(2)  Includes proceeds for Agency Interest-Only Strips, accounted for as derivatives, of approximately $31.4 million, gross realized gains of $437 thousand and gross realized losses of approximately $1.6 million.

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

(2)  Includes proceeds for Agency Interest-Only Strips, accounted for as derivatives, of approximately $8.4 million and gross realized losses of $99 thousand.

The MBS and structured securities markets remain dynamic and, at times, volatile markets.  Our Manager regularly reviews the characteristics of our portfolio and may make changes to our portfolio in order to adjust such portfolio characteristics in response to and/or anticipation of changing market conditions. Accordingly, due to changes in market conditions or expected changes in market conditions, we sold these MBS and other securities in order to adjust the overall characteristics of our portfolio including, but not limited to, prepayment expectations and duration.

With respect to our MBS and other securities, we elected the fair value option and, as a result, we record the change in fair value related to MBS and other securities in earnings.  The following tables present amounts related to realized gains and losses as well as changes in fair value of our securities portfolio and derivative instruments that are included in our statement of operations for three and six months ended June 30, 2014 and 2013:

For the three months ended June 30, 2014:

Description	Realized Gain (Loss), net	Contractual interest income (expense), net(1)	Other loss on Mortgage -backed securities	Unrealized Gain (Loss), net	Basis Recovery	Mark-to- market adjustments	Total

MBS and Other Securities	$(11,278)	$—	$(2,999)	$114,117	$—	$—	$99,840
Cash and cash equivalents	—	24	—	—	—	—	24

Derivative Instruments:
Interest rate swaps	15,996	(6,083)	—	—	—	(84,619)	(74,706)
Interest rate swaptions	(5,908)	—	—	—	—	4,333	(1,575)
Agency and Non-Agency Interest-Only Strips accounted for as derivatives	(275)	6,139	—	—	(4,507)	1,803	3,160
Futures contracts	(16,495)	—	—	—	—	(229)	(16,724)
Foreign currency forwards	—	—	—	—	—	(138)	(138)
Foreign currency swaps	—	1	—	—	—	15	16
TBAs	20,191	—	—	—	—	3,099	23,290
Linked Transactions	—	710	—	—	(509)	487	688
Total	$2,231	$791	$(2,999)	$114,117	$(5,016)	$(75,249)	$33,875

(1) Contractual interest income (expense), net on derivative instruments includes interest settlement paid or received.

For the six months ended June 30, 2014:

Description	Realized Gain (Loss), net	Contractual interest income (expense), net(1)	Other loss on Mortgage -backed securities	Unrealized Gain (Loss), net	Basis Recovery	Mark-to- market adjustments	Total

MBS and Other Securities	$(7,562)	$	$(4,708)	$145,208	$—	$—	$132,938
Cash and cash equivalents	—	12	—	—	—	—	12

Derivative Instruments:
Interest rate swaps	15,998	(13,936)	—	—	—	(130,115)	(128,053)
Interest rate swaptions	(5,908)	—	—	—	—	(4,991)	(10,899)
Agency and Non-Agency Interest-Only Strips accounted for as derivatives	(1,144)	14,565	—	—	(10,099)	583	3,905
Futures contracts	(16,495)	—	—	—	—	(111)	(16,606)
Foreign currency forwards	—	—	—	—	—	(138)	(138)
Foreign currency swaps	—	1	—	—	—	15	16
TBAs	22,561	—	—	—	—	2,631	25,192
Linked Transactions	1,290	3,463	—	—	(2,559)	713	2,907
Total	$8,740	$4,105	$(4,708)	$145,208	$(12,658)	$(131,413)	$9,274

(1) Contractual interest income (expense), net on derivative instruments includes interest settlement paid or received. In addition, contractual interest income (expense), net on linked transactions includes amortization of approximately $122 thousand for Non-Agency RMBS.

For the three months ended June 30, 2013:

Description	Realized Gain (Loss), net	Contractual interest income (expense), net(1)	Other loss on Mortgage -backed securities	Unrealized Gain (Loss), net	Basis Recovery	Mark-to- market adjustments	Total

RMBS and Other Securities	$(6,083)	$—	$(3,533)	$(156,286)	$—	$—	$(165,902)
Cash and cash equivalents	—	12	—	—	—	—	12

Derivative Instruments:
Interest rate swaps	23,881	(5,156)	—	—	—	71,202	89,927
Interest rate swaptions	1,038	—	—	—	—	20,751	21,789
Agency and Non-Agency Interest-Only Strips accounted for as derivatives	—	7,031	—	—	(4,631)	3,633	6,033
Options	(925)	—	—	—	—	324	(601)
TBAs	(3,163)	—	—	—	—	(4,511)	(7,674)
Linked Transactions	3,748	457	—	—	—	(296)	3,909
Total	$18,496	$2,344	$(3,533)	$(156,286)	$(4,631)	$91,103	$(52,507)

(1) Contractual interest income (expense), net on derivative instruments includes interest settlement paid or received. In addition, contractual interest income (expense), net on linked transactions includes amortization of premium of $9 thousand for Agency RMBS and accretion of discount of $437 thousand for Non-Agency RMBS.

For the six months ended June 30, 2013:

Description	Realized Gain (Loss), net	Contractual interest income (expense), net(1)	Other loss on Mortgage -backed securities	Unrealized Gain (Loss), net	Basis Recovery	Mark-to- market adjustments	Total

RMBS and Other Securities	$(17,743)	$—	$(5,801)	$(211,045)	$—	$—	$(234,589)
Cash and cash equivalents	—	45	—	—	—	—	45

Derivative Instruments:
Interest rate swaps	42,139	(9,738)	—	—	—	73,060	105,461
Interest rate swaptions	1,038	—	—	—	—	19,245	20,283
Agency and Non-Agency Interest-Only Strips accounted for as derivatives	(99)	12,976	—	—	(8,816)	1,284	5,345
Options	(925)	—	—	—	—	—	(925)
TBAs	(2,563)	—	—	—	—	(3,287)	(5,850)
Linked Transactions	3,748	803	—	—	—	(46)	4,505
Total	$25,595	$4,086	$(5,801)	$(211,045)	$(8,816)	$90,256	$(105,725)

(1) Contractual interest income (expense), net on derivative instruments includes interest settlement paid or received. In addition, contractual interest income (expense), net on linked transactions includes amortization of premium of $9 thousand for Agency RMBS and accretion of discount of $766 thousand for Non-Agency RMBS.

In order to mitigate interest rate risk resulting from our future repurchase agreement borrowings, we entered into interest rate swaps with an aggregate notional amount of approximately $9.5 billion, of which $1.5 billion are forward starting.  Our effective swaps are comprised of approximately $5.4 billion fixed pay rate swaps and $2.5 billion are variable pay swaps, which effectively fix (for the life of the swap) the floating interest rate of approximately $2.9 billion and interest rate swaptions with an aggregate notional amount of approximately $305.0 million at June 30, 2014.  Similarly, we have entered into a currency swap for approximately $25.2 million (€18.5 million) and currency forward for approximately $15.2 million (€11.1 million) in order to mitigate our foreign currency risk on our euro denominated assets and liabilities.  While not designated as a hedge for accounting purposes, our current and future interest rate swaps, interest rate swaptions, foreign currency swaps and foreign currency forwards are, respectively, viewed as an economic hedge on a portion of our floating-rate borrowings and foreign rate exposure, respectively.  Since we do not apply hedge accounting for these instruments, we record the change in fair value related to such agreements in earnings as unrealized gain (loss) on derivative instruments.  Included in realized gain or loss on derivative instruments are the net interest rate swap payments and currency payments (including accrued amounts) associated with these instruments.

Expenses

General and Administrative Expenses

We incurred general and administrative expenses of approximately $2.4 million and $4.5 million for the three and six months ended June 30, 2014, respectively, and approximately $1.5 million and $3.3 million for the three and six months ended June 30, 2013, respectively, which represents professional fees, insurance, non-cash stock based compensation and overhead costs of the Company.  The increase in general and administrative expenses from 2014 over 2013 is primarily due to an increase in audit and insurance fees and compensation expense for our chief financial officer and controller.

Management Fee Expense

We incurred management fee expense of approximately $2.6 million and $4.4 million for the three and six months ended June 30, 2014, respectively, and approximately $1.8 million and $3.9 million for the three and six months ended June 30, 2013, respectively, of which approximately $2.6 million was payable at June 30, 2014 to our Manager under the Management Agreement.  Pursuant to the terms of the Management Agreement, our Manager is paid a management fee equal to 1.5% per annum of our stockholders’ equity (as defined in the Management Agreement), calculated and payable (in cash) quarterly in arrears.  Management fees primarily increased from 2014 over 2013 due to an increase in our stockholder’s equity resulting from the successful completion of our follow-on offering in April 2014.

The management fees, expense reimbursements and the relationship between our Manager and us are discussed further in Note 9, “Related Party Transactions,” to the financial statements contained in this Quarterly Report on Form 10-Q.

Dividends

The following table presents cash dividends declared and paid by us on our common stock:

Declaration Date	Record Date	Payment Date	Amount per Share		Tax Characterization

2014
June 19, 2014	June 30, 2014	July 29, 2014	$0.67		Not yet determined
March 20, 2014	March 31, 2014	April 29, 2014	$0.67		Not yet determined

2013
April 1, 2013	April 12, 2013	April 30, 2013	$0.95		Ordinary income
June 20, 2013	July 1, 2013	July 29, 2013	$0.90		Ordinary income
September 19, 2013	September 30, 2013	October 29, 2013	$0.90		Ordinary income
December 19, 2013	December 30, 2013	January 28, 2014	$2.35	(1)	Ordinary income

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

Subsequent Events

On July 29, 2014, we formed a wholly owned subsidiary Western Asset Mortgage TRS, LLC, a taxable REIT subsidiary which was formed under Delaware law.  We intend to utilize this entity to make certain investments which we otherwise would be prohibited from doing so.

On July 31, 2014, Board of Directors has authorized the repurchase of up to 2,050,000 shares of our common stock through December 31, 2015.  Purchases made pursuant to the program will be made in the open market, in privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rules 10b5-1 and 10b-18 of the Securities and Exchange Commission. The authorization does not obligate us to acquire any particular amount of common shares and the program may be suspended or discontinued at our discretion without prior notice. The timing, manner, price and amount of any repurchases will be determined by us in our discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors.  We have not yet entered into definitive agreements to utilize the authorization and, accordingly, have not repurchased any shares of common stock pursuant to the authorization as of the date hereof.

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

Under our repurchase agreements and derivative contracts, lenders and counterparties retain the right to determine the fair value of the collateral pledged, or in the case of cleared swaps the required collateral may be determined by clearinghouse rules.  A reduction in the value of the collateral pledged will require us to provide additional collateral or fund cash margin calls.  Alternatively, since margins calls for our interest rate swaps and swaptions generally are inversely correlated to those of our repurchase agreements, our interest rate swap and swaptions counterparties would likely be required to post collateral with us during a period in which we were required to post collateral with our repurchase agreement counterparties.  During 2013, the fixed income markets experienced volatility and, in particular, the sell-off in Agency RMBS that occurred between the beginning of July 2013 and the Federal Reserve postponing its decision to taper in September 2013, resulted in demands for additional collateral from our repurchase agreement counterparties.  Similarly, we received incremental collateral from our interest rate swap and swaption counterparties during this time.  We were able to satisfy our additional collateral requirements with unpledged securities in our portfolio, cash on hand and incremental cash from portfolio sales as well as cash received as and with respect to incremental collateral received on our interest rate swaps and swaptions.  We were not forced to involuntarily sell any of our assets, nor did any of counterparties sell any of assets held by them as collateral.  During the six months ended June 30, 2014, we were able to satisfy our additional collateral requirements pertaining to our repurchase agreements and our swaps and swaptions with cash on hand and proceeds of our repurchase agreements borrowings, and therefore, we did not rehypothecate any securities during this period. During the second and third quarters of 2013, we rehypothecated some of the securities we received as incremental collateral on our swaps and swaptions, effectively entering into repurchase agreements with such securities, in order to increase our cash position.  At June 30, 2014, and December 31, 2013, no securities were rehypothecated. In an instance of severe volatility, or where the additional stress on liquidity resulting from volatility is sustained over an extended period of time, we could be required to sell securities, possibly even at a loss to generate sufficient liquidity to satisfy collateral and margin requirements which could have a material adverse effect on our financial position, results of operations and cash flows.

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

Our primary sources of liquidity are as follows:

Borrowing under Various Financing Arrangements

As of June 30, 2014, we had master repurchase agreements with 22 counterparties.  We had borrowings under repurchase agreements with 19 counterparties of approximately $4.1 billion at June 30, 2014.  The following tables present our borrowings by type of collateral pledged as of June 30, 2014 and 2013, and the respective effective cost of funds (Non-GAAP financial measure) for the three and six months ended June 30, 2014 and 2013.  See “Non-GAAP Financial Measures” (dollars in thousands):

Collateral	Repurchase Agreement Borrowings Outstanding June 30, 2014	Fair Value of Collateral Pledged (1)	Weighted Average Interest Rate end of period	Weighted Average Cost of Funds for the three months ended June 30, 2014	Weighted Average Effective Cost of Funds (Non- GAAP) for the for the three months ended June 30, 2014 (2)	Weighted Average Cost of Funds for the six months ended June 30, 2014	Weighted Average Effective Cost of Funds (Non- GAAP) for the for the six months ended June 30, 2014 (2)
Agency RMBS	$3,264,316	$3,447,802	0.37%	0.38%	1.05%	0.39%	1.33%
Non-Agency RMBS	504,733	721,260	1.63	1.64	1.75	1.66	1.78
Agency and Non-Agency CMBS	315,214	420,356	1.53	1.55	1.98	1.53	1.99
Other securities	26,985	33,846	1.55	1.60	1.60	1.62	1.62
Total: Excluding Linked Transactions	$4,111,248	$4,623,264	0.62%	0.58%	1.17%	0.56%	1.40%
Non-Agency RMBS Linked Transactions	12,282	15,226	1.55	n/a	1.57	n/a	1.71
Non-Agency CMBS Linked Transactions (3)	15,198	25,329	2.11	n/a	1.71	n/a	1.71
Total (Non-GAAP)	$4,138,728	$4,663,819	0.63%	0.58%	1.17%	0.56%	1.40%

(1)   Excludes approximately $18.1 million of cash collateral posted.

(2)   The effective cost of funds for the periods presented is calculated on an annualized basis and includes interest expense for the periods and net payments on interest rate swaps of approximately $6.1 million and $13.9 million and interest expense on linked transactions of approximately $50 thousand and $275 thousand for the three and six months ended June 30, 2014, respectively.  While interest rate swaps are not accounted for using hedge accounting, such instruments are viewed by us as an economic hedge against increases in interest rates on our liabilities and are treated as hedges for purposes of satisfying the REIT tax requirements.  See “Non-GAAP Financial Measures”.

(3)  Including Non U.S. CMBS pledged as collateral and Non U.S. repurchase agreement borrowings.

Collateral	Repurchase Agreement Borrowings Outstanding June 30, 2013	Fair Value of Collateral Pledged (1)	Weighted Average Interest Rate end of period	Weighted Average Cost of Funds for the three months ended June 30, 2013	Weighted Average Effective Cost of Funds for the for the three months ended June 30, 2013 (2)	Weighted Average Cost of Funds for the six months ended June 30, 2013	Weighted Average Effective Cost of Funds for the for the six months ended June 30, 2013 (2)
Agency RMBS	$3,864,990	$4,001,774	0.40%	0.42%	0.94%	0.43%	0.90%
Non-Agency RMBS	96,639	144,872	1.79	1.85	1.85	1.85	1.85
Total: Excluding Linked Transactions	$3,961,629	$4,146,646	0.44%	0.45%	0.96%	0.45%	0.91%
Agency RMBS Linked Transactions	—	—	n/a	n/a	0.38	n/a	0.38
Non-Agency RMBS Linked Transactions	3,286	4,933	1.70	n/a	1.78	n/a	1.80
Total	$3,964,915	$4,151,579	0.44%	0.45%	0.96%	0.45%	0.91%

(1)   Excludes approximately $123.2 million of cash collateral posted.

(2)   The effective cost of funds for the period presented is calculated on an annualized basis and includes interest expense for the periods and net payments on interest rate swaps of approximately $5.2 million and approximately $9.7 million and interest expense on linked transactions of approximately $105 thousand and approximately $195 thousand for the three and six months ended June 30, 2013, respectively.  While interest rate swaps are not accounted for using hedge accounting, such instruments are viewed by us as an economic hedge against increases in interest rates and are treated as hedges for purposes of satisfying the REIT tax requirements.  See “Non-GAAP Financial Measures”.

As of June 30, 2014, our repurchase agreements with 22 counterparties, require collateral in excess of the loan amount, or haircuts, ranging from a low of 3.0% to a high of 5.0% for Agency RMBS, exclusive of IOs and IIOs for which the haircuts are as high as 25.0% and for Non-Agency RMBS and Agency and Non-Agency CMBS and other securities for which the haircuts range from a low of 10.0% to a high of 45.0%.  Declines in the value of our portfolio can trigger margin calls by our lenders under our repurchase agreements.  Margin calls could adversely affect our liquidity. Our inability to post adequate collateral for a margin call by the counterparty could result in a condition of default under our repurchase agreements.  An event of default or termination event would give some of our counterparties the option to terminate all existing repurchase transactions with us and require any amount due to the counterparties by us to be payable immediately.  In which case, we may be forced to sell assets under adverse market conditions or through foreclosure which may have a material adverse consequence on our business, financial position, our results of operations and cash flows.  During the three and six months ended June 30, 2014, we were able to satisfy margin calls using cash on hand, unlevered or underleveraged securities, and cash from our repurchase agreement borrowings.  No event of default occurred.

Under the repurchase agreements and derivative contracts, the respective lenders and counterparties, subject to the terms of the individual agreements and in the case of cleared swaps, the clearinghouse rules, retain the right to determine the fair value of the underlying collateral.  A reduction in the value of pledged assets requires us to provide additional collateral or fund margin calls.  In addition, certain of the repurchase agreements may be terminated by our counterparties if we do not maintain certain equity and leverage metrics.  We are compliant with these tests at June 30, 2014.  At June 30, 2014, MBS and other securities held by counterparties as security for repurchase agreements totaled approximately $4.7 billion, inclusive of MBS and other securities posted of $40.1 million for repurchase agreements accounted for as linked transactions.  At December 31, 2013, MBS held by counterparties as security for repurchase agreements totaled approximately $2.9 billion, inclusive of MBS posted of $79.7 million for repurchase agreements accounted for as linked transactions.

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

Cash collateral held by counterparties at June 30, 2014 was approximately $135.3 million, which is included in Due from counterparties on our Balance Sheet, comprised of approximately $18.1 million held in connection with repurchase agreement borrowings, approximately $419 thousand held in connection with our futures contracts and approximately $116.8 million held by our interest rate swap counterparties.  At June 30, 2014, Due to counterparties on our Balance Sheet was comprised of approximately $8.6 million posted with us by our repurchase agreement counterparties and approximately $10.9 million posted by our interest rate swap and swaption counterparties.  Cash collateral held by counterparties at December 31, 2013 was approximately $55.4 million, which is included in Due from counterparties on our Balance Sheet, comprised of approximately $32.6 million held in connection with repurchase borrowings and approximately $22.8 million held by our interest rate swap counterparties.  At December 31, 2013, Due to counterparties on our Balance Sheet was comprised of approximately $3.2 million posted with us by our repurchase agreement counterparties and approximately $62.7 million posted by our interest rate swap and swaption counterparties.

We had approximately $5.1 million and $0, respectively of unsettled purchased securities as of June 30, 2014 and December 31, 2013, included in Investment related payables on our Balance Sheet. In addition, we had approximately $35.6 million and $0, respectively of unsettled sold securities as of June 30, 2014 and December 31, 2013, included in Investment related receivables on our Balance Sheet.

Cash Generated from Operations

For the six months ended June 30, 2014, operating activities increased our cash balance by approximately $59.2 million. This was primarily attributable to the net interest income we earned on our investments for the six months net of adjustments pertaining to the amortization/accretion of premiums and discounts, which are non-cash items. For the six months ended June 30, 2013, operating activities increased our cash balance by approximately $93.6 million. This was primarily attributable to the net interest income we earned on our investments net of adjustments pertaining to the amortization/accretion of premiums and discounts, which are non-cash items, and cash received on termination of interest rate swaps.

Cash Provided by and Used in Investing Activities

For the six months ended June 30, 2014, our investing activities decreased our cash balance by approximately $1.7 billion. This was primarily attributable to our cash expenditures to acquire MBS and other securities, partially offset by proceeds from sales of MBS and other securities. For the six months ended June 30, 2013, investing activities increased our cash balance by approximately $785.8 million.  This was primarily attributable to our receipt of principal payments on MBS and to proceeds from sale of MBS, offset by capital expenditures to acquire MBS.

Cash Provided by and Used in Financing Activities

For the six months ended June 30, 2014, our financing activities increased our cash balance by approximately $1.5 billion. This was primarily attributable to an increase in our net borrowings under repurchase agreements and the proceeds of a stock offering. For the six months ended June 30, 2013, financing activities reduced our cash balance by approximately $926.9 million. This was primarily attributable to a decrease in our net borrowings under repurchase agreements.

Other Potential Sources of Financing

We held cash of approximately $1.0 million and $48.5 million at June 30, 2014 and December 31, 2013, respectively.  Our primary sources of cash currently consist of repurchase facility borrowings, investment income and the proceeds of any future securities offering, to the extent available in the capital market.  In the future, we expect our primary sources of liquidity to consist of payments of principal and interest we receive on our portfolio of assets, unused borrowing capacity under our financing sources and future issuances of equity and debt securities.

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

Contractual Obligations and Commitments

Our contractual obligations as of June 30, 2014 are as follows (dollars in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total

Borrowings under repurchase agreements (including linked transactions)	$4,138,728	—	—	—	$4,138,728
Investment related payables	56,977				56,977
TBA — long positions	2,519,573	—	—	—	2,519,573
Total: Non-GAAP Basis —Including Linked Transactions	6,715,278	—	—	—	6,715,278
Linked Transactions	27,480	—	—	—	27,480
TBA — long positions	2,519,573	—	—	—	2,519,573
Total: GAAP Basis —Excluding Linked Transactions and TBA-long positions	$4,168,225	—	—	—	$4,168,225

We enter into a linked transaction when the initial transfer of a financial asset and repurchase financing are entered into contemporaneously with, or in contemplation of, one another. In this situation, we then record the initial transfer and repurchase financing on a net basis. The fair value of linked transactions reflects the value of the underlying real estate securities and linked repurchase agreement borrowings; resulting in an embedded repurchase agreement.  As of June 30, 2104, we had three linked transactions resulting in approximately $27.5 million of embedded repurchase agreements with a weighted average rate of 1.86%. The weighted average contractual maturity of the repurchase agreements for linked transactions was 58 days.

As of June 30, 2014, we have an obligation for approximately $5.6 million in contractual interest payments related to our repurchase agreements, including linked transactions of approximately $99 thousand through the respective maturity date of each repurchase agreement. In addition, at June 30, 2014, we had entered into repurchase agreement borrowings of approximately $50.2 million, which settled on July 1, 2014, with a weighted average interest rate of 1.64%, a weighted average contractual maturity of 64 days and secured by collateral of approximately $72.4 million.

The table above does not include amounts due under the Management Agreement (as defined herein) with our Manager, as those obligations do not have fixed and determinable payments. For a description of the Management Agreement, see “Our Manager and the Management Agreement—the Management Agreement.”

On May 9, 2012, we entered into a management agreement (the “Management Agreement”) with our Manager which describes the services to be provided by our Manager and compensation for such services. Our Manager is responsible for managing our operations, including: (i) performing all of our day-to-day functions; (ii) determining investment criteria in conjunction with our board of directors; (iii) sourcing, analyzing and executing investments, asset sales and financings; (iv) performing asset management duties; and (v) performing financial and accounting management, subject to the direction and oversight of our board of directors. Pursuant to the terms of the Management Agreement, our Manager is paid a management fee equal to 1.50% per annum of our stockholders’ equity, (as defined in the Management Agreement), calculated and payable (in cash) quarterly in arrears. For purposes of calculating the management fee, “stockholders’ equity” means the sum of the net proceeds from any issuances of our equity securities since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus retained earnings, calculated in accordance with GAAP, at the end of the most recently completed fiscal quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less any amount paid for repurchases of our shares of common stock, excluding any unrealized gains, losses or other non-cash items, including OTTI charges included in other loss on MBS and other securities, unrealized gain (loss) on MBS and other securities and the non-cash portion of gain (loss) on derivative instruments, that have impacted stockholders’ equity as reported in our financial statements prepared in accordance with GAAP, regardless of whether such items are included in other comprehensive income or loss, or in net income, and excluding one-time events pursuant to changes in GAAP and certain other non-cash charges after discussions between our Manager and our independent directors and after approval by a majority of our independent directors. However, if our stockholders’ equity for any given quarter is negative based on the calculation described above, our Manager will not be entitled to receive any management fee for that quarter.

In addition, under the Management Agreement, we are required to reimburse our Manager for the expenses described below. Expense reimbursements to the Manager are made in cash on a monthly basis following the end of each month. Our reimbursement obligation is not subject to any dollar limitation. Because our Manager’s personnel perform certain legal, accounting, due diligence tasks and other services that outside professionals or outside consultants otherwise would perform, our Manager may be paid or reimbursed for the documented cost of performing such tasks, provided that such costs and reimbursements are in amounts which are no greater than those which would be payable to outside professionals or consultants engaged to perform such services pursuant to agreements negotiated on an arm’s-length basis.  Commencing January 1, 2014, our chief financial officer is now an employee of the Manager.  Accordingly, we will reimburse our Manager for his compensation and benefits as well as the compensation and benefits provided to our controller.  For the three and six months ended June, 2014, we recorded expenses, paid by the Manager on our behalf, totaling approximately $199 thousand and $409 thousand, respectively, related to employee costs and benefits associated with our chief financial officer and controller, and approximately $45 thousand and $54 thousand for the three and six months ended June 30, 2013, respectively.

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

Off-Balance Sheet Arrangements

Our linked transactions are comprised of securities and associated repurchase agreements. The extent to which these transactions become unlinked in the future, the underlying securities and the borrowings under repurchase agreements and associated interest income and expense will be presented on a gross basis on our balance sheet and statement of operations, prospectively. As of June 30, 2014, our maximum exposure to loss on linked transactions was approximately $13.1 million.

As of June 30, 2014, we held contracts to purchase (“long position”) and sell (“short position”) TBAs on a forward basis.  If a counterparty to one of the TBAs that we enter into defaults on its obligations, we may not receive payments or securities due under the TBA agreement, and thus, we may lose any unrealized gain associated with that TBA transaction.

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

On June 19, 2014, we declared a regular quarterly dividend of $0.67 per common share for the quarter ended June 30, 2014.  The dividend was paid on July 29, 2014 to shareholders of record as of June 30, 2014.

Non-GAAP Financial Measures

Total Interest Income and Net Interest Income, including Interest Income on Agency and Non-Agency Interest-Only strips accounted for as derivatives and Effective Cost of Funds

Total interest income including interest income on Agency and Non-Agency Interest-Only Strips classified as derivatives and Effective Cost of Funds for the three and six months ended June 30, 2014 and 2013, constitutes a Non-GAAP financial measure within the meaning of Regulation G promulgated by the SEC.  We believe that the measures presented in this quarterly report on Form 10-Q, when considered together with U.S. GAAP financial measures, provide information that is useful to investors in understanding our borrowing costs and net interest income, as viewed by us.  An analysis of any Non-GAAP financial measure should be made in conjunction with results presented in accordance with GAAP.

For purposes of evaluating operating results, we believe it useful to present investors with additional information pertaining to the net interest margin generated by our portfolio.  Net interest margin is gross interest, adjusted for amortization/accretion of bond premium/discount, less interest expense or financing cost.  GAAP requires that certain of our Agency and Non-Agency Interest Only Strips be treated as derivatives and, accordingly, the interest income associated with these securities be included with Gain (loss) on derivative instruments, net in our Statement of Operations.   Similarly, GAAP requires that interest income on linked transactions be included in Gain (loss) on linked transactions, net in our Statement of Operations. Accordingly, in order to determine the gross interest income generated by our IO and IIO securities which are classified as derivatives and our MBS and other securities which are classified as linked transactions, we calculate the interest income on these securities as if they were not derivatives or linked transactions.

The following table reconciles total interest income to interest income including interest income on Agency and Non-Agency Interest-Only Strips classified as derivatives and interest income on linked transactions (Non-GAAP financial measure) for the three and six months ended June 30, 2014 and 2013:

(in thousands)	For the three months ended June 30, 2014	For the three months ended June 30, 2013	For the six months ended June 30, 2014	For the six months ended June 30, 2013
Coupon Interest	$58,652	$46,411	$93,230	$97,412
Premium amortization, discount accretion and amortization of basis, net	(14,048)	(13,669)	(25,196)	(30,920)
Interest Income	$44,604	$37,742	$68,034	$66,492

Contractual Interest income, net of amortization of basis on Agency and Non-Agency Interest-Only and Interest Strips, classified as derivatives(1):
Coupon Interest	$6,139	$7,031	$14,565	$12,976
Amortization of basis (Non-GAAP Financial Measure)	(4,507)	(4,631)	(10,099)	(8,816)
Contractual Interest Income, net on Foreign currency swaps(1)	1	—	1	—
Contractual Interest income, net of premium amortization, discount accretion and amortization of basis on Linked Transactions (2):
Coupon Interest	760	134	3,860	240
Premium amortization, discount accretion and amortization of basis, net	(509)	428	(2,681)	757
Subtotal	1,884	2,962	5,646	5,157
Total interest income, including interest income on Agency and Non-Agency Interest-Only Strips, classified as derivatives - Non-GAAP Financial Measure	$46,488	$35,704	$73,680	$71,649

(1)         Reported in gain (loss) on derivative instruments in the Statement of Operations.

(2)         Reported in gain (loss) on linked transactions in the Statement of Operations.

Effective Cost of Funds includes the net interest component related to our interest rate swaps and borrowings under linked transactions as well as the impact of our foreign currency swaps and forwards.  While we have not elected hedge accounting for these instruments, such derivative instruments are viewed by us as an economic hedge against increases in future market interest rates on our liabilities and changes in foreign currency exchange rates on our assets and liabilities and are characterized as hedges for purposes of satisfying the REIT tax requirements and therefore the Effective Cost of Funds reflects interest expense adjusted to include the realized loss (i.e., the interest expense component) for all of our interest rate swaps and the impact of our foreign currency swaps and forwards.  In addition, our linked transactions are comprised of real estate securities and other structured securities, associated with repurchase agreements.  We view the cost of the associated repurchase agreements (interest expense) as a component of our Effective Cost of Funds.

The following tables reconcile the Effective Cost of Funds (Non-GAAP financial measure) with interest expense for the three and six months ended June 30, 2014 and 2013:

	For the three months ended June 30, 2014		For the six months ended June 30, 2014
(dollars in thousands)	Reconciliation	Cost of Funds/Effective Borrowing Costs	Reconciliation	Cost of Funds/Effective Borrowing Costs

Interest expense	$5,971	0.58%	$9,361	0.56%
Interest expense on linked transactions	50	1.57%	275	1.71%
Net interest paid - interest rate swaps	6,083	0.59%	13,936	0.83%
Effective Borrowing Costs	$12,104	1.17%	$23,572	1.40%
Weighted average repurchase borrowings (1)	4,134,551		3,393,434

(1)         Includes average repurchase borrowings under linked transactions.

	For the three months ended June 30, 2013		For the six months ended June 30, 2013
(dollars in thousands)	Reconciliation	Cost of Funds/Effective Borrowing Costs	Reconciliation	Cost of Funds/Effective Borrowing Costs

Interest expense	$4,522	0.45%	$9,703	0.45%
Interest expense on linked transactions	105	1.47%	194	1.61%
Net interest paid - interest rate swaps	5,156	0.51%	9,738	0.46%
Effective Borrowing Costs - Non-GAAP Financial Measure	$9,783	0.96%	$19,635	0.91%
Weighted average repurchase borrowings(1)	4,068,470		4,333,054

(1)         Includes average repurchase borrowings under linked transactions.

Core Earnings

Our Core Earnings were approximately $30.0 million and $42.4 million for the three and six months ended June 30, 2014, respectively, and approximately $22.8 million and $45.4 million for the three and six months ended June 30, 2013, respectively. Core Earnings is a Non-GAAP financial measure that is used by us to approximate cash yield or income associated with our portfolio and is defined as GAAP net income (loss) as adjusted, excluding: (i) net realized gain (loss) on investments and derivative contracts; (ii) net unrealized gain (loss) on investments; (iii) net gain (loss) resulting from mark-to-market adjustments on derivative contracts; (iv)  other loss on MBS and other securities; (v) non-cash stock-based compensation expense; and (vi) one-time events pursuant to changes in GAAP and certain other non-cash charges after discussions between the us, the Manager and our independent directors and after approval by a majority of the our independent directors.

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

The table below reconciles Net Income (Loss) to Core Earnings for the three and six months ended June 30, 2014 and 2013:

(dollars in thousands)	For the three months ended June 30, 2014	For the three months ended June 30, 2013	For the six months ended June 30, 2014	For the six months ended June 30, 2013

Net Income (loss) — GAAP	$67,574	$(27,654)	$59,133	$(56,153)
Adjustments:

MBS and other securities:

Unrealized (gain) loss on MBS and other securities	(114,117)	156,286	(145,208)	211,045
Other loss on mortgage-backed and other securities	2,999	3,533	4,708	5,801
Realized loss on sale of MBS and other securities	11,278	6,083	7,562	17,743

Derivative Instruments:

Realized gain on termination of interest rate swaps	(15,996)	(23,881)	(15,998)	(42,139)
Realized (gain) loss on settlement of TBAs	(20,191)	3,163	(22,561)	2,563
Realized loss on expiration of option derivatives	—	925	—	925
Realized loss on termination of futures	16,495	—	16,495	—
Realized (gain) loss on sale of swaptions	5,908	(1,038)	5,908	(1,038)
Realized gain on sale/unlinking of securities underlying linked transactions	—	(3,748)	(1,290)	(3,748)
Realized loss on Agency Interest-Only Strips — accounted for as derivatives	275	—	1,144	99
Mark-to-market adjustments on interest rate swaps	84,619	(71,202)	130,115	(73,060)
Mark-to-market adjustments on interest rate swaptions	(4,333)	(20,751)	4,991	(19,245)
Mark-to-market adjustments on options	—	(324)	—	—
Mark-to-market adjustments on futures contracts	229	—	111	—
Mark-to-market adjustments on TBAs	(3,099)	4,511	(2,631)	3,287
Mark-to-market adjustments on linked transactions	(487)	296	(713)	46
Mark-to-market adjustments on derivative instruments	(1,803)	(3,633)	(583)	(1,284)
Mark-to-market adjustments on foreign currency swaps	(15)	—	(15)	—
Mark-to-market adjustments on foreign currency forwards	138	—	138	—
Non-cash stock-based compensation expense	479	251	1,067	537
Total adjustments	(37,621)	50,471	(16,760)	101,532
Core Earnings — Non-GAAP Financial Measure	$29,953	$22,817	$42,373	$45,379

Basic Core Earnings per Share of Common Stock and Participating Securities - Non-GAAP Financial Measure	$0.75	$0.94	$1.26	$1.87
Diluted Core Earnings per Share of Common Stock and Participating Securities - Non-GAAP Financial Measure	$0.75	$0.94	$1.26	$1.86

Basic weighted average common shares and participating securities	40,130,814	24,305,631	33,555,650	24,256,175
Diluted weighted average common shares and participating securities	40,130,814	24,374,608	33,555,650	24,357,358

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

(dollars in thousands)	For the three months ended June 30, 2014	For the three months ended June 30, 2013	For the six months ended June 30, 2014	For the six months ended June 30, 2013
Net interest income including interest income on Interest-Only Strips accounted for as derivatives and interest income (expense), net incurred on interest rate swaps and foreign currency swaps (a Non-GAAP financial measure)	$34,384	$25,921	$50,108	$52,014
Total Operating Expenses	(4,934)	(3,367)	(8,814)	(7,217)
Non-cash stock based compensation	479	251	1,067	537
Interest income on cash balances and other income (loss), net	24	12	12	45
Core Earnings (a Non-GAAP) financial measure	$29,953	$22,817	$42,373	$45,379

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

Credit Risk

We are subject to varying degrees of credit risk in connection with our assets. Although we do not expect to encounter credit risk in our Agency MBS and U.S. Treasury securities, we do expect to encounter credit risk related to Non-Agency MBS and Non-Agency CMBS and other securities. Investment decisions are made following a bottom-up credit analysis and specific risk assumptions. As part of the risk management process, our Manager uses detailed proprietary models, as applicable to evaluate, depending on the asset class, house price appreciation and depreciation by region, prepayment speeds and foreclosure frequency, cost and timing. If our Manager determines that the proposed investment can meet the appropriate risk and return criteria as well as complement our existing asset portfolio, the investment will undergo a more thorough analysis.

As of June 30, 2014, 16 of the counterparties that we had outstanding repurchase agreement borrowings held collateral which we posted as security for such borrowings in excess of 5% of our Stockholders’ equity.  Prior to entering into a repurchase agreement with any particular institution, our Manager does a thorough review of such potential counterparty.  Such review, however, does not assure the creditworthiness of such counterparty nor that the financial wherewithal of the counterparty will not deteriorate in the future.

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

Market Risk

Market value risk.    Our MBS and other securities are reflected at their fair value with unrealized gains and losses included in earnings. The fair value of these securities fluctuates primarily due to changes in interest rates and other factors. Generally, in a rising interest rate environment, the fair value of these securities would be expected to decrease; conversely, in a decreasing interest rate environment, the fair value of these securities would be expected to increase.

The sensitivity analysis table presented below shows the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments, including interest rate swaps, Interest-Only Strips, and net interest income at June 30, 2014, assuming a static portfolio of assets. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our Manager’s expectations. The analysis presented utilizes our Manager’s assumptions, models and estimates, which are based on our Manager’s judgment and experience.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+1.00%	6.05%	(0.88)%
+0.50%	5.99%	(0.34)%
-0.50%	(13.15)%	(0.26)%
-1.00%	NA (1)	NA (1)

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

Certain assumptions have been made in connection with the calculation of the information set forth in the table above and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes.  The base interest rate scenario assumes interest rates at June 30, 2014.  The analysis presented utilizes assumptions and estimates based on our Manager’s judgment and experience.  Furthermore, while we generally expect to retain such assets and the associated interest rate risk, future purchases and sales of assets could materially change our interest rate risk profile.

Prepayment Risk

The value of our Agency and Non-Agency RMBS may be affected by prepayment rates on the underlying residential mortgage loans.  We acquire RMBS and anticipate that the underlying residential mortgages loans will prepay at a projected rate generating an expected yield.  If we purchase assets at a premium to par value, when borrowers prepay their residential mortgage loans faster than expected, the corresponding prepayments on the mortgage-related securities may reduce the expected yield on such securities because we will have to amortize the related premium on an accelerated basis, in the case of Agency RMBS whole pools and certain other investment grade rated securities, and make a retrospective adjustment to historical amortization.  Conversely, if we purchase assets at a discount to par value, when borrowers prepay their residential mortgage loans slower than expected, the decrease in corresponding prepayments on the RMBS may reduce the expected yield on such securities because we will not be able to accrete the related discount as quickly as originally anticipated and, in the case of Agency RMBS whole pools and certain other investment grade rated securities, will have to make a retrospective adjustment to historical amortization.

The value of our Agency and Non-Agency CMBS will also be affected by prepayment rates, however, commercial mortgages frequently limit the ability of the borrower to prepay, thereby providing a certain level of prepayment protection.  Common restrictions include yield maintenance and prepayment penalties, the proceeds of which are generally at least partially allocable to these securities, as well as defeasance.

Likewise, the value of our ABS and other structured securities will also be affected prepayment rates.  The collateral underlying such securities may, similar to most residential mortgages, allow the borrower to prepay at any time or, similar to commercial mortgages, limit the ability of the borrower to prepay by imposing lock-out provisions, prepayment penalties and/or make whole provisions.

Extension Risk

Most residential mortgage loans do not prohibit the partial or full prepayment of principal outstanding.  Accordingly, while the stated maturity of a residential mortgage loan may be 30 years, or in some cases even longer, historically the vast majority of residential mortgage loans are satisfied prior to their maturity date.  In periods of rising interest rates, borrowers have less incentive to refinance their existing mortgages and mortgage financing may not be as readily available.  This generally results in a slower rate of prepayments and a corresponding longer weighted average life for RMBS.  The increase, or extension, in weighted average life is commonly referred to as “Extension Risk” which can negatively impact our portfolio.  To the extent we receive smaller pre-payments of principal; we will have less to capital to invest in new securities.  This is extremely detrimental in periods of rising interest rates as we will be unable to invest in new higher coupon securities and a larger portion of our portfolio will remain invested in lower coupon securities.  Further, our borrowing costs are generally short-term and, even if hedged, are likely to increase in a rising interest rate environment, thereby reducing our net interest margin.  Finally, to the extent we acquired securities at a discount to par, a portion of the overall return on such securities is based on the recovery of this discount.  Slower principal prepayments will result in a longer recovery period and a lower overall return on our investment.

Prepayment rates on Agency and Non-Agency CMBS are generally less volatile than RMBS as the underlying commercial mortgages usually limit the ability of the borrower to prepay the mortgage prior to maturity or a period shortly before maturity.  Accordingly, extension risk for Agency and Non-Agency CMBS is generally less than RMBS as it presumed that other than defaults (i.e. involuntary prepayments), most commercial mortgages will remain outstanding for the contractual term of the mortgage.

Prepayment rates on ABS and our other structured securities will be determined by the underlying collateral.  The extension risk of such securities will generally be less than RMBS, but greater than CMBS.

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

Effective January 1, 2014, we have entered into master securities forward trading agreements, or MSFTAs, which may govern the trading of some or all TBA transactions.  Pursuant to the terms of these MSFTAs, we and our counterparties would be required to post margin to the other when the mark to market exposure of the TBA transactions executed under the agreement exceed certain thresholds.  On January 1, 2014, our Manager entered into MSFTAs with two counterparties and we expect to continue to negotiate and enter into MSFTAs with additional TBA counterparties.  The margin provisions of the MSFTA help to mitigate, but do not eliminate, counterparty risk associated with TBA transactions.  If a counterparty to a TBA transaction cannot perform under the terms of the trade, we may not receive securities we have agreed to purchase or payment for securities we have agreed to sell, and thus, we may lose any unrealized gain associated with such transaction.

Prior to entering into a trading agreement or transaction with any particular institution where we take on counterparty risk, our Manager does a thorough review of such potential counterparty.  Such review, however, does not assure the creditworthiness of such counterparty nor that the financial wherewithal of the counterparty will not deteriorate in the future.

Funding Risk

We have financed a substantial majority of our assets with repurchase agreement financing. Over time, as market conditions change, in addition to these financings, we may use other forms of leverage. Weakness in the financial markets, the residential mortgage markets, the commercial mortgage markets, the asset-backed securitization markets and the economy generally could adversely affect one or more of our potential lenders and could cause one or more of our potential lenders to be unwilling or unable to provide us with financing or to increase the costs of that financing.

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

The costs associated with our borrowings are generally based on prevailing market interest rates. During a period of rising interest rates, our borrowing costs generally will increase while the yields earned on our existing portfolio of leveraged fixed-rate MBS and other fixed rate securities will remain static. This could result in a decline in our net interest spread and net interest margin. The severity of any such decline would depend on our asset/liability composition at the time, as well as the magnitude and duration of the interest rate increase. Further, an increase in short-term interest rates could also have a negative impact on the market value of our assets. If any of these events happen, we could experience a decrease in net income or incur a net loss during these periods, which could have a material adverse effect on our liquidity and results of operations.

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

Foreign Investment risk

We have invested in a Non U.S. CMBS transaction and may make other investments in non U.S. issuers and transactions. These investments present certain special risks, including those resulting from future political, legal, and economic developments, which could include favorable or unfavorable changes in currency exchange rates, exchange control regulations (including currency blockage), expropriation, nationalization, or confiscatory taxation of assets, adverse changes in investment capital or exchange control regulations (which include suspension of the ability to transfer currency from a country), political changes, diplomatic developments, difficulty in obtaining and enforcing judgments against non U.S. entities, the possible imposition of the applicable country’s governmental laws or restrictions, and the reduced availability of public information concerning issuers. In the event of a nationalization, expropriation, or other confiscation of assets, the Company could lose its entire investment in a security. Legal remedies available to investors in certain jurisdictions may be more limited than those available to investors in the United States. Issuers of non U.S. securities may not be subject to the same degree of regulation as U.S. issuers.

Furthermore, non U.S. issuers are not generally subject to uniform accounting, auditing, and financial reporting standards or other regulatory practices and requirements comparable to those applicable to U.S. issuers. There is generally less government supervision and regulation of non U.S. exchanges, brokers, and issuers than there is in the United States, and there is greater difficulty in taking appropriate legal action in Non U.S. courts. There are special tax considerations that apply to securities of non U.S. issuers and securities principally traded overseas.

To the extent that our investments are denominated in U.S. dollars, the investment is not affected directly by changes in currency exchange rates relative to the dollar and exchange control regulations. We are, however, subject to currency risk with respect to such investments to the extent that a decline in a non U.S. issuer’s or borrower’s own currency relative to the dollar may impair such issuer’s or borrower’s ability to make timely payments of principal and/or interest on a loan or other debt security. To the extent that our investments are in non-dollar denominated securities, the value of the investment and the net investment income available for distribution may be affected favorably or unfavorably by changes in currency exchange rates relative to the dollar and exchange control regulations.

Currency exchange rates can be volatile and affected by, among other factors, the general economics of a country, the actions of governments or central banks and the imposition of currency controls and speculation. In addition, a security may be denominated in a currency that is different from the currency where the issuer is domiciled.

Currency Risk

We have and may continue in the future to invest in securities which are denominated in a currency other than U.S dollars and may finance such investments with repurchase financing or other forms of financing which may also be denominated in a currency other than U.S. dollars.  To the extent we make such investments and/or enter into such financing arrangements, we may utilize foreign currency swaps, forwards or other derivative instruments to hedge our exposure to foreign currency risk.  Despite being economic hedges, we have elected not to treat such derivative instruments as hedges for accounting purposes and therefore the changes in the value of such instruments, including actual and accrued payments, will be included in our Statement of Operations.  While such transactions are entered into in an effort to minimize our foreign currency risk, there can be no assurance that they perform as expected.  If actual prepayments of the foreign denominated security are faster, or slower, than expected, the hedge instrument is unlikely to fully protect us from changes in the valuation of such foreign currency.  Further, as with interest rate swaps, there is counterparty risk associated with the future creditworthiness of such counterparty.

ITEM 4.  Controls and Procedures

Disclosure Controls and Procedures: Our management is responsible for establishing and maintaining disclosure controls and procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that the required information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of June 30, 2014. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting: During the quarter ended June 30, 2014, we made the following changes over internal control in our financial reporting: We replaced a third party provider who had been responsible for maintaining certain of our books and records for our investment portfolio with a new third party provider.  In preparation for this transition, the new third party provider, has been monitoring our operations, and maintaining the books and records for our investment portfolio on a parallel basis since January 1, 2014.  Other than with respect to the aforementioned transition, all other procedures pertaining to our internal controls over financial reporting remained intact.  Accordingly, while the quarter ended June 30, 2014 included a transition to a new third party provider, management was able to effectively maintain its internal control over financial accounting for the quarter.

PART II — OTHER INFORMATION

ITEM 1.  Legal Proceedings

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business.  As of June 30, 2014, the Company was not involved in any legal proceedings.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4.  Mine Safety Disclosures

Not Applicable.

ITEM 5.  Other Information

(a)       On July 31, 2014, Board of Directors has authorized the repurchase of up to 2,050,000 shares of its common stock through December 31, 2015.  Purchases made pursuant to the program will be made in the open market, in privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rules 10b5-1 and 10b-18 of the Securities and Exchange Commission. The authorization does not obligate the Company to acquire any particular amount of common shares and the program may be suspended or discontinued at the Company’s discretion without prior notice. The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors.  The Company has not yet entered into definitive agreements to utilize the authorization and, accordingly, has not repurchased any shares of common stock pursuant to the authorization as of the date hereof.

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

10.10*

Underwriting Agreement, dated April 3, 2014, by and among Western Asset Mortgage Capital Corporation and Western Asset Management Company, on the one hand, and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley & Co., LLC, on the other hand, filed April 9, 2014.

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

August 11, 2014

By:	/s/ STEVEN M. SHERWYN

Steven M. Sherwyn
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

August 11, 2014