Form 10-Q
period 2014-09-30
Western Asset Mortgage Capital Corp
filed 2014-11-07
CIK 1465885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

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

As of November 6, 2014, there were 41,718,467 shares, par value $0.01, of the registrant’s common stock issued and outstanding.

Western Asset Mortgage Capital Corporation and Subsidiaries

Consolidated Balance Sheets (Unaudited)

(in thousands—except share and per share data)

	September 30, 2014	December 31, 2013
Assets:
Cash and cash equivalents	$56,067	$48,525
Mortgage-backed securities and other securities, at fair value ($4,345,855 and $2,818,947 pledged as collateral, at fair value, respectively)	4,389,891	2,853,587
Linked transactions, net, at fair value	13,917	18,559
Investment related receivable	24	341
Accrued interest receivable	35,631	12,266
Due from counterparties	149,666	55,434
Derivative assets, at fair value	42,220	105,826
Other assets	618	339
Total Assets	$4,688,034	$3,094,877

Liabilities and Stockholders’ Equity:
Liabilities:
Borrowings under repurchase agreements	$3,882,127	$2,579,067
Accrued interest payable	24,570	12,534
Investment related payable	14,832	—
Due to counterparties	3,307	65,861
Derivative liability, at fair value	92,218	4,673
Accounts payable and accrued expenses	2,299	1,353
Underwriting and offering costs payable	—	8
Payable to related party	3,056	1,842
Dividend payable	29,203	19,445
Total Liabilities	4,051,612	2,684,783

Commitments and contingencies

Stockholders’ Equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, 41,718,467 and 26,853,287 shares issued and outstanding, respectively	417	268
Preferred stock, $0.01 par value, 100,000,000 shares authorized and no shares outstanding	—	—
Additional paid-in capital	760,365	544,143
Retained earnings (accumulated deficit)	(124,360)	(134,317)
Total Stockholders’ Equity	636,422	410,094
Total Liabilities and Stockholders’ Equity	$4,688,034	$3,094,877

See notes to unaudited consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiaries

Consolidated Statement of Operations (Unaudited)

(in thousands—except share and per share data)

	For the three months ended September 30, 2014	For the three months ended September 30, 2013	For the nine months ended September 30, 2014	For the nine months ended September 30, 2013

Net Interest Income:
Interest income	$40,718	$30,654	$108,752	$97,146
Interest expense	6,468	4,273	15,829	13,976
Net Interest Income	34,250	26,381	92,923	83,170

Other Income (Loss):
Interest income on cash balances and other income (loss), net	942	11	954	56
Realized gain (loss) on sale of Mortgage-backed securities and other securities, net	4,912	(46,142)	(2,650)	(63,885)
Other loss on Mortgage-backed securities and other securities	(2,857)	(2,363)	(7,565)	(8,164)
Unrealized gain (loss) on Mortgage-backed securities and other securities, net	(4,453)	37,528	140,755	(173,517)
Gain (loss) on linked transactions, net	(1,241)	(547)	1,666	3,958
Gain (loss) on derivative instruments, net	(401)	(3,809)	(126,984)	120,505
Other Income (Loss), net	(3,098)	(15,322)	6,176	(121,047)

Operating Expenses:
General and administrative (includes $587, $287, $1,654 and $824 non-cash stock based compensation, respectively)	2,253	1,484	6,703	4,762
Management fee — related party	2,763	2,032	7,127	5,971
Total Operating Expenses	5,016	3,516	13,830	10,733

Net income (loss) available to Common Stock and participating securities	$26,136	$7,543	$85,269	$(48,610)

Net income (loss) per Common Share — Basic	$0.63	$0.31	$2.35	$(2.04)
Net income (loss) per Common Share — Diluted	$0.63	$0.31	$2.35	$(2.04)
Dividends Declared per Share of Common Stock	$0.70	$0.90	$2.04	$2.75

See notes to unaudited consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

(in thousands—except shares and share data)

	Common Stock		Additional Paid-	Retained Earnings (Accumulated)
	Shares	Par	In Capital	Deficit	Total
Balance at December 31, 2013	26,853,287	$268	$544,143	$(134,317)	$410,094
Proceeds from public offering of common stock, net	14,000,000	140	205,240	—	205,380
Offering costs, public offerings of common stock	—	—	(400)	—	(400)
Proceeds from private placement of common stock	650,000	7	9,646	—	9,653
Grants of restricted stock	215,180	2	(2)	—	—
Vesting of restricted stock	—	—	1,716	—	1,716
Net income	—	—	—	85,269	85,269
Dividends declared on common stock	—	—	22	(75,312)	(75,290)
Balance at September 30, 2014	41,718,467	$417	$760,365	$(124,360)	$636,422

See notes to unaudited consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiaries

Consolidated Statement of Cash Flows (Unaudited)

(in thousands)

	For the nine months ended September 30, 2014	For the nine months ended September 30, 2013
Cash flows from operating activities:
Net income (loss)	$85,269	$(48,610)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Premium amortization and (discount accretion), net	8,049	19,061
Restricted stock amortization expense	1,654	824
Unrealized (gain) loss on Mortgage-backed securities and other securities, net	(140,755)	173,517
Mark-to-market adjustments on linked transactions	1,339	(846)
Mark-to-market adjustments on derivative instruments	147,968	(42,884)
Other loss on Mortgage-backed securities and other securities	7,565	8,164
Realized loss on sale of Mortgage-backed securities and other securities, net	2,650	63,885
Realized loss on sale of Interest-Only Strips accounted for as derivatives, net	755	99
Realized (gain) loss on sale of TBAs, net	(25,169)	1,547
Realized (gain) loss on sale of swaptions, net	5,908	(23,671)
Realized loss on futures	16,495	—
Realized loss on forward contracts	1,182	—
Realized loss on expiration of option derivatives, net	—	925
Realized gain on linked transaction, net	(1,397)	(3,049)
Realized gain on foreign currency transactions	(1,119)	—
Changes in operating assets and liabilities:
(Increase) decrease in accrued interest receivable	(23,365)	3,972
Increase in other assets	(279)	(290)
Increase in accrued interest payable	12,036	560
Increase in accounts payable and accrued expenses	1,008	441
Increase in payable to related party	1,214	108
Net cash provided by operating activities	101,008	153,753

Cash flows from investing activities:
Purchase of Mortgage-backed securities and other securities	(3,804,044)	(1,833,371)
Purchase of securities underlying linked transactions	(38,224)	(96,023)
Proceeds from sale of Mortgage-backed securities and other securities	2,240,338	2,748,309
Proceeds from sale of securities underlying linked transactions	6,214	21,735
Principal payments and basis recovered on Mortgage-backed securities and other securities	233,796	236,226
Principal payments and basis recovered on securities underlying linked transactions	4,408	1,138
Payment of premium for option derivatives	(2,813)	(4,675)
Premium received from option derivatives	—	3,750
Proceeds from gross settlement of TBAs	—	208,313
Net settlements of TBAs	25,169	(1,043)
Payment on termination of futures	(16,495)	—
Proceeds from sale of interest rate swaptions	—	60,482
Premium for interest rate swaps, net	(2,235)	—
Premium for interest rate swaptions, net	1,615	(23,544)
Net cash provided by (used in) investing activities	(1,352,271)	1,321,297

Cash flows from financing activities:
Proceeds from issuance of common stock	205,380	—
Proceeds from private placement of common stock (concurrent with initial public offering)	9,653	—
Payment of offering costs	(409)	(67)
Proceeds from repurchase agreement borrowings	18,164,190	25,528,226
Proceeds from repurchase agreement borrowings underlying linked transactions	142,530	103,902
Repayments of repurchase agreement borrowings	(16,861,130)	(27,014,086)
Repayments of repurchase agreement borrowings underlying linked transactions	(178,948)	(103,902)
Repayment of cash overdraft	—	(5,666)
Proceeds from forward contracts	14,022	—
Repayments of forward contracts	(15,205)	—
Premium for interest rate swaps	1,040	—
Due from counterparties	(94,232)	10,026
Due to counterparties	(62,554)	61,598
Dividends on common stock	(65,532)	(72,004)
Net cash provided by (used in) financing activities	1,258,805	(1,491,973)

Net increase (decrease) in cash and cash equivalents	7,542	(16,923)
Cash and cash equivalents beginning of period	48,525	56,292
Cash and cash equivalents end of period	$56,067	$39,369

Supplemental disclosure of operating cash flow information:
Interest paid	$14,350	$15,607
Supplemental disclosure of non-cash financing/investing activities:
Principal payments of mortgage-backed securities, not settled	$(317)	$—
Mortgage-backed securities and other securities sold, not settled	$—	$147,540
Mortgage-backed securities and other securities purchased, not settled	$(14,832)	$(48,512)
Mortgage-backed securities recorded upon unlinking of linked transactions	$(69,838)	$(77,046)
Mortgage-backed securities used to settle TBAs	$—	$208,817
Deferred offering costs payable	$(8)	$—
Dividends and distributions declared, not paid	$29,203	$21,883

See notes to unaudited consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(in thousands-except share and per share data)

The following defines certain of the commonly used terms in these Notes to Consolidated Financial Statements: “Agency” or “Agencies” refer to a federally chartered corporation, such as the Federal National Mortgage Association (“Fannie Mae” or “FNMA”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac” or “FHLMC”), or an agency of the U.S. Government, such as the Government National Mortgage Association (“Ginnie Mae” or “GNMA”); references to “MBS” refer to mortgage backed securities, including residential mortgage-backed securities or “RMBS”, commercial mortgage-backed securities or “CMBS”, and “Interest-Only Strips” (as defined herein);”Agency MBS” refer to RMBS, CMBS and Interest-Only Strips issued or guaranteed by the Agencies while “ Non-Agency MBS “ refer to RMBS, CMBS and Interest-Only Strips that are not issued or guaranteed by the Agencies; references to “ARMs” refers to adjustable rate mortgages; references to “Interest-Only Strips” refer to interest-only (“IO”) and inverse interest-only (“IIO”) securities issued as part of or collateralized with MBS.

Note 1 — Organization

Western Asset Mortgage Capital Corporation and Subsidiaries (is referred to throughout this report as the “Company”) is a real estate finance company.  At the Company’s launch in May 2012, its initial investment strategy focused primarily on Agency RMBS (including TBAs as defined herein).  Over time, the Company has expanded its investment strategy to include both Non-Agency RMBS and subsequently, Agency and Non-Agency CMBS.  In addition, and to a significantly lesser extent, the Company has invested in other securities including certain Agency obligations that are not technically MBS and in asset backed securities (“ABS”). The Company’s Manager, as defined below, is also actively pursuing investing in whole loans or whole loan securities as set forth in more detail herein and subsequent to September 30, 2014, completed its first purchase of these instruments.  These changes in the Company’s investment strategy, including future changes, are based on the Manager’s perspective of which mix of portfolio assets it believes provide the Company with the best risk-reward opportunities at any given time.

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

Basis of Presentation and Consolidation

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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary have been made to present fairly the Company’s financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with Article 10 of Regulation S-X and the instructions to Form 10-Q. These consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission (“SEC”) on March 17, 2014. The results of operations for the period ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year or any future period.

The interim unaudited consolidated financial statements include the Company’s accounts and those of its consolidated subsidiary.  All intercompany amounts have been eliminated in consolidation.

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

Balance Sheet Presentation

The Company’s mortgage-backed securities and other securities purchases and sales are recorded on the trade date, which results in an investment related payable (receivable) for MBS and other securities purchased (sold) for which settlement has not taken place as of the balance sheet date. The Company’s MBS and other securities are pledged as collateral against borrowings under repurchase agreements.  Other than MBS and other securities which are accounted for as linked transactions, described below, the Company’s MBS and other securities are included in Mortgage-backed securities and other securities at fair value and Investment related receivables on the Consolidated Balance Sheets, with the fair value of such MBS and other securities pledged disclosed parenthetically.

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

The Company determines the fair value of derivative financial instruments by obtaining quotes from third party pricing services, whose pricing is subject to review by the Manager’s pricing committee. In valuing its over-the-counter interest rate derivatives, such as swaps and swaptions, and its currency derivatives, such as swaps and forwards, the Company considers the creditworthiness of both the Company and its counterparties, along with collateral provisions contained in each derivative agreement, from the perspective of both the Company and its counterparties. All of the Company’s interest rate swaps are either cleared through a central clearing house and subject to the clearing house margin requirements or subject to bilateral collateral arrangements. The Company’s agreements with its derivative counterparties also contain netting provisions; however the Company has elected to report its interest rate swaps and currency swaps on a gross basis.  No credit valuation adjustment was made in determining the fair value of interest rate and/or currency derivatives.

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

To ensure proper fair value hierarchy, The Company and the Manager review the methodology and data used by the third party pricing service to understand whether observable market data is being utilized in the vendor’s pricing methodology.  Generally, this review is conducted annually, however ad-hoc reviews of the pricing methodology and the data does occur.  The review of the assumptive data received from the vendor includes comparing key inputs.  In addition, as part of the Company’s regular review of pricing, the Manager’s pricing group may have informal discussions with the independent pricing vendor regarding their evaluation methodology or the market data utilized in their determination as well as performing back testing with regard to the sale of certain securities. The conclusion that a price should be overridden in accordance with the Manager’s pricing methodology may impact the fair value hierarchy of the security for which such price has been adjusted.

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

A change in the calculation used to determine the amortization of bond premium as of April 1, 2014, resulted in a change in estimate of approximately $1.2 million.  The impact of the change in estimate was limited to an increase of approximately $1.2 million to Interest Income and an offsetting reduction to Unrealized gain (loss) on Mortgage-backed securities and other securities, net on the Consolidated Statement of Operations. The Company does not believe the aforementioned change in estimate will have a material impact to subsequent periods.

The Company assesses its Agency MBS, Non-Agency MBS and other securities, excluding Interest-Only Strips, rated AA and higher at the time of purchase for other-than-temporary impairment on at least a quarterly basis. When the fair value of an investment is less than its amortized cost at the balance sheet date of the reporting period for which impairment is assessed, the impairment is designated as either “temporary” or “other-than-temporary.” In deciding on whether or not a security is other-than-temporarily impaired, the Company considers several factors, including the nature of the investment, communications (if any) from the trustees of securitizations regarding the credit quality of the security, the severity and duration of the impairment, the cause of the impairment, and the Company’s intent not to sell the security and whether it is more likely than not that Company will not be required to sell the  security until recovery of its amortized cost basis.  An other-than-temporary impairment is deemed to have occurred when there is an adverse change in the expected cash flows (principal or interest) to be received and the fair value of the security is less than its carrying amount. In determining whether an adverse change in cash flows occurred, the present value of the remaining cash flows, as estimated at the initial transaction date (or the last date previously revised), is compared to the present value of the expected cash flows at the current reporting date.  The estimated cash flows reflect those a “market participant” would use and are discounted at a rate equal to the current yield used to accrete interest income. These adjustments are reflected in the Company’s Consolidated Statement of Operations as Other loss on Mortgage-backed securities and other securities.

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

Non-Agency MBS and other securities that are rated below AA at the time of purchase and Interest-Only Strips that are not classified as derivatives

Interest income on Non-Agency MBS and other securities that are rated below AA at the time of purchase and Interest-Only Strips that are not classified as derivatives are recognized based on the effective yield method.  The effective yield on these securities is based on the projected cash flows from each security, which is estimated based on the Company’s observation of the then current information and events, where applicable, and will include assumptions related to interest rates, prepayment rates and the timing and amount of credit losses.  On at least a quarterly basis, the Company reviews and, if appropriate, makes adjustments to its cash flow projections based on input and analysis received from external sources, internal models, and its judgment about interest rates, prepayment rates, the timing and amount of credit losses (if applicable), and other factors. The Company may include in its cash flow projections the U.S Department of Justice’s settlements with the major residential mortgage originators, regarding certain lending practices.  Changes in cash flows from those originally projected, or from those estimated at the last evaluation, may result in a prospective change in the yield/interest income recognized on such securities. Actual maturities of the securities are affected by the contractual lives of the underlying collateral, periodic payments of scheduled principal, and prepayments of principal. Therefore, actual maturities of the securities will generally be shorter than stated contractual maturities.

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

In addition, an other-than-temporary impairment is deemed to have occurred when there is an adverse change in the expected cash flows (principal or interest) to be received and the fair value of the security is less than its carrying amount. In determining whether an adverse change in cash flows occurred, the present value of the remaining cash flows, as estimated at the initial transaction date (or the last date previously revised), is compared to the present value of the expected cash flows at the current reporting date.  The estimated cash flows reflect those a “market participant” would use and are discounted at a rate equal to the current yield used to accrete interest income. These adjustments are reflected in the Company’s Consolidated Statement of Operations as Other loss on Mortgage-backed securities and other securities.

Securities denominated in a foreign currency contain additional risk in that the amortized cost basis for those securities may not be recovered due to declines in currency exchange rates.  The Company considers the length of time that the security’s fair value has declined due to the decline in foreign exchange rates, when assessing other-than temporary impairment.

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

Finally, certain of the Company’s MBS and other securities that are in an unrealized loss position at September 30, 2014 are also not considered other-than-temporarily impaired because the Company has no intent to sell these investments, it is more likely than not that the Company will not be required to sell the investment before recovery of its amortized cost basis and the Company is not required to sell the security for regulatory or other reasons.

Sales of securities

Sales of securities are driven by the Company’s portfolio management process. The Company seeks to mitigate risks including those associated with prepayments and will opportunistically rotate the portfolio into securities and/or other assets the Company’s Manager believes have more favorable attributes. Strategies may also be employed to manage net capital gains, which need to be distributed for tax purposes. Realized gains or losses on sales of securities, including Agency Interest-Only Strips not characterized as derivatives, are included in the net Realized gain (loss) on sale of Mortgage-backed securities and other securities, net line item on the Consolidated Statement of Operations, and are recorded at the time of disposition.  Realized gains or losses on sales of securities which are part of a linked transaction are included in Gain (loss) on linked transactions, net while realized gains losses on Interest-Only Strips which are characterized as derivatives are included in Gain (loss) on derivative instruments, net line item in the Consolidated Statement of Operations. The cost of positions sold is calculated using the specific identification method.

Securities in an unrealized loss position at the end of each reporting period are evaluated by the Company’s Manager to determine whether the Company has the intent to sell such securities.  To the extent the Company has no intent as of the end of such reporting period to sell such investments and it is more likely than not that the Company will not be required to sell the investment before recovery of its amortized cost basis, such unrealized loss is included in Unrealized gain (loss) on Mortgage-backed securities and other securities, net in the Consolidated Statement of Operations.  Otherwise, when the Company has determined its intent to sell such securities, the unrealized loss is characterized as a realized loss and included in Other loss on Mortgage-backed securities and other securities on the Consolidated Statement of Operations. The Company has no intent to sell any of its investments in an unrealized loss position at September 30, 2014.

Foreign currency transactions

The Company expects to enter into transactions denominated in foreign currency from time to time.  At the date the transaction is recognized, the asset and/or liability will be measured and recorded using the exchange rate in effect at the date of the transaction.  At each balance sheet date, such foreign currency assets and liabilities are re-measured using the exchange rate in effect at the date of the balance sheet, resulting in unrealized foreign currency gains or losses.  Unrealized foreign currency gains or losses on MBS and other securities are recorded in Unrealized gain (loss) on Mortgage-backed securities and other securities, net on the Consolidated Statement of Operations. Unrealized and realized foreign currency gains or losses on borrowings under repurchase agreements are recorded in Interest income on cash balances and other income (loss), net on the Consolidated Statement of Operations. Interest income from investments denominated in a foreign currency and interest expense on borrowings denominated in a foreign currency are recorded at the average rate of exchange during the period.

Due from counterparties/Due to counterparties

Due from counterparties represents cash posted by the Company with its counterparties as collateral for the Company’s interest rate and/or currency derivative financial instruments, repurchase agreements and TBAs. Due to counterparties represents cash posted with the Company by its counterparties as collateral under the Company’s interest rate and/or currency derivative financial instruments and repurchase agreements.  To the extent the Company receives collateral other than cash from its counterparties such assets are not included in the Company’s Consolidated Balance Sheets.  Notwithstanding the foregoing, if the Company either rehypothecates such assets or pledges the assets as collateral pursuant to a repurchase agreement, the cash received and the corresponding liability is reflected on the Consolidated Balance Sheets.

Derivatives and hedging activities

Subject to maintaining its qualification as a REIT for U.S. federal income tax purposes, the Company utilizes derivative financial instruments, including interest rate swaps, interest rate swaptions, mortgage put options, currency swaps and forwards, futures contracts, TBAs and Agency and Non-Agency Interest-Only Strips to hedge the interest rate and currency risk associated with its portfolio and related borrowings. Derivatives are used for hedging purposes rather than speculation, including overall market risk. The Company determines the fair value of its derivative positions and obtains quotations from third parties, including the Chicago Mercantile Exchange or CME, to facilitate the process of determining such fair values. If the Company’s hedging activities do not achieve the desired results, reported earnings may be adversely affected.

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

The Company elected not to apply hedge accounting for its derivative instruments and records the change in fair value, net interest rate swap payments (including accrued amounts) and net currency payments (including accrued amounts) related to interest rate swaps and currency swaps, respectively in Gain (loss) on derivative instruments, net in its Consolidated Statement of Operations.

The Company also invests in Agency and Non-Agency Interest-Only Strips, interest rate swaptions, currency forwards, futures contracts and TBAs. The Company evaluates the terms and conditions of its holdings of Agency and Non-Agency Interest-Only Strips, interest rate swaptions, currency forwards, futures contracts and TBAs to determine if these instruments have the characteristics of an investment or should be considered a derivative under GAAP.  In determining the classification of its holdings of Interest-Only Strips, the Company evaluates the securities to determine if the nature of the cash flows has been altered from that of the underlying mortgage collateral. Generally, Interest-Only Strips for which the security represents a strip off of a mortgage pass through security will be considered a hybrid instrument classified as a MBS investment on the Consolidated Balance Sheets utilizing the fair value option. Alternatively, those Interest-Only Strips, for which the underlying mortgage collateral has been included into a structured security that alters the cash flows from the underlying mortgage collateral, are accounted for as derivatives at fair value. Accordingly, Agency and Non-Agency Interest-Only Strips, interest rate swaptions, currency forwards, futures contracts and TBAs having the characteristics of derivatives are accounted for at fair value with such changes recognized in Gain (loss) on derivative instruments, net in its Consolidated Statement of Operations, along with any interest earned (including accrued amounts). The carrying value of the Agency and Non-Agency Interest-Only Strips, accounted for as derivatives, is included in Mortgage-backed securities on the Consolidated Balance Sheets. The carrying value of interest rate swaptions, currency forwards, futures contracts and TBAs is included in Derivative assets or Derivative liabilities on the Consolidated Balance Sheets.

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

Repurchase agreements

Mortgage-backed securities and other securities sold under repurchase agreements are treated as collateralized financing transactions, unless they meet sales treatment. Securities financed through a repurchase agreement remain on the Company’s Consolidated Balance Sheets as assets and cash received from the lender is recorded in the Company’s Consolidated Balance Sheets as a liability, unless such transaction is accounted for as a linked transaction, described below.  Interest paid in accordance with repurchase agreements is recorded as interest expense, unless the repurchase agreement is accounted for as a linked transaction, described below.  The Company reflects all proceeds from repurchase agreement borrowings and repayment of repurchase agreement borrowings which are not linked transactions, including transactions pertaining to collateral received with respect to certain swap transactions, on a gross basis on the Consolidated Statement of Cash Flows.

Linked transactions

In instances where the Company acquires a security through a repurchase agreement with the same counterparty from which the security was purchased, the Company evaluates such transaction in accordance with GAAP.  This guidance requires that if the initial transfer of a financial asset and repurchase financing are entered into contemporaneously with, or in contemplation of, one another such transaction shall be considered linked unless all of the criteria found in the guidance are met at the inception of the transaction. If the transaction meets all of the conditions, the initial transfer shall be accounted for separately from the repurchase financing, and the Company will record the security and the related financing on a gross basis on its Consolidated Balance Sheets with the corresponding interest income and interest expense in the Consolidated Statements of Operations.  If the transaction is determined to be linked, the Company will record the initial transfer and repurchase financing on a net basis and record a forward commitment to purchase the security as a derivative instrument with changes in market value being recorded on the Consolidated Statement of Operations. Such forward commitment is recorded at fair value with subsequent changes in fair value recognized in Gain (loss) on linked transactions, net on its Consolidated Statement of Operations. The Company refers to these transactions as Linked Transactions. When or if a transaction is no longer considered to be linked, the security and related repurchase financing will be reported on a gross basis. The unlinking of a transaction causes a realized event in which the fair value of the security as of the date of unlinking will become the cost basis of the security. The difference between the fair value on the unlinking date and the existing cost basis of the security will be the realized gain or loss.  Recognition of effective yield for such security will be calculated prospectively using the new cost basis.  For linked transactions, the Company reflects purchases and sales of securities within the investing section of the Consolidated Statement of Cash Flows. Proceeds from repurchase agreements borrowings and repayments of repurchase agreement borrowings are reflected in the financing section of the Consolidated Statement of Cash Flows.

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

The dividends paid deduction for qualifying dividends paid to stockholders is computed using the Company’s taxable income as opposed to net income reported on the consolidated financial statements. Taxable income, generally, will differ from net income reported on the consolidated financial statements because the determination of taxable income is based on tax provisions and not GAAP.

The Company may create and elect to treat certain subsidiaries as Taxable REIT Subsidiaries (“TRS”). In general, a TRS may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business. A TRS is subject to U.S. federal, state and local corporate income taxes, and its value may not exceed 25% of the value of the Company. While a TRS may generate net income, a TRS can declare dividends to the Company, which will be included in the Company’s taxable income and necessitate a distribution to its stockholders. Conversely, if the Company retains earnings at the TRS level, no distribution is required and it can increase book equity of the consolidated entity. As of September 30, 2014, the Company has a single wholly owned subsidiary which it has elected to treat as a TRS.

The Company evaluates uncertain tax positions, if any, and classifies interest and penalties, if any, related to unrecognized tax benefits, if any, as a component of the provision for income taxes.

Offering costs

Offering costs borne by the Company in connection with its IPO and concurrent private placements completed on May 15, 2012 as well as its follow-on public stock offering completed on October 3, 2012 and its follow-on public stock offering and concurrent private placement completed on April 9, 2014 (inclusive of the partial exercise of the greenshoe which was completed on May 7, 2014)  are reflected as a reduction of additional paid-in-capital.

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

Recent accounting pronouncements

Accounting Standards to be Adopted in Future Periods

In June 2014, the Financial Accounting Standards Board issued guidance that changes the accounting for repurchase-to-maturity transactions and repurchase financing arrangements. The new guidance aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements. These transactions would all be accounted for as secured borrowings. The guidance eliminates sale accounting for repurchase-to-maturity transactions and supersedes the guidance under which a transfer of a financial asset and a contemporaneous repurchase financing could be accounted for on a combined basis as a forward agreement, which has resulted in outcomes referred to as off-balance-sheet accounting.  In addition, the guidance requires additional disclosures. The guidance is effective for the first interim or annual period beginning after December 15, 2014. Earlier application for a public company is prohibited. The Company currently accounts for certain transfers as forward agreements under the existing guidance, which are currently classified as linked transactions.  The new guidance will require the Company to record these transfers as secured borrowings. The Company is currently assessing the impact that this accounting guidance will have on the Company’s consolidated financial statements when adopted.

In August 2014, the Financial Accounting Standards Board issued guidance that will require an entity’s management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. According to the new guidance, substantial doubt exists when conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date the financial statements are issued. The term “probable” is used consistently with its current use in U.S. GAAP for loss contingencies. Disclosures will be required if conditions give rise to substantial doubt about the entity’s ability to continue as a going concern, including whether management’s plans that are intended to mitigate those conditions will alleviate the substantial doubt when implemented. The guidance is effective for annual periods ending after December 15, 2016. Early application is permitted. The Company’s first assessment under the new guidance will be completed for the year ending December 31, 2016.

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

Financial Instruments carried at Fair Value

The following tables present the Company’s financial instruments carried at fair value as of September 30, 2014 and December 31, 2013, based upon the valuation hierarchy (dollars in thousands):

	September 30, 2014
	Fair Value
	Level I	Level II	Level III	Total
Assets
Agency RMBS	$—	$3,130,699	$—	$3,130,699
Agency and Non-Agency Interest-Only Strips accounted for as derivatives, included in MBS	—	82,460	4,716	87,176
Non-Agency RMBS	—	509,181	181,288	690,469
Agency and Non-Agency CMBS	—	305,733	71,577	377,310
Other securities	—	96,834	7,403	104,237
Subtotal	—	4,124,907	264,984	4,389,891

Derivative assets	104	39,643	2,473	42,220
Non-Agency RMBS linked transactions	—	1,719	—	1,719
Non-Agency CMBS linked transactions, including Non U.S.	—	—	9,348	9,348
Other securities linked transactions	—	—	2,850	2,850
Total	$104	$4,166,269	$279,655	$4,446,028

Liabilities
Derivative liabilities	$414	$91,804	$—	$92,218
Total	$414	$91,804	$—	$92,218

	December 31, 2013
	Fair Value
	Level I	Level II	Level III	Total
Assets
Agency RMBS	$—	$2,360,073	$—	$2,360,073
Agency and Non-Agency Interest-Only Strips accounted for as derivatives, included in MBS	—	109,235	—	109,235
Non-Agency RMBS	—	325,371	6,152	331,523
Agency and Non-Agency CMBS	—	16,542	9,529	26,071
Other securities		26,685		26,685
Subtotal	—	2,837,906	15,681	2,853,587

Derivative assets	—	105,826	—	105,826
Non-Agency linked transactions	—	18,559	—	18,559
Total	$—	$2,962,291	$15,681	$2,977,972

Liabilities
Derivative liabilities	$—	$4,673	$—	$4,673
Total	$—	$4,673	$—	$4,673

The following tables present additional information about the Company’s financial instruments, which are measured at fair value on a recurring basis for which the Company has utilized Level III inputs to determine fair value:

	Mortgage-backed securities and other securities
$ in thousands	Three months ended September 30, 2014	Three months ended September 30, 2013	Nine months ended September 30, 2014	Nine months ended September 30, 2013
Beginning balance	$130,584	$—	$15,681	$—
Transfers into Level III from Level II	95,845	7,013	133,136	7,013
Transfers out Level III into Level II	(11,207)	—	(27,910)	—
Purchases	52,050	3,555	165,468	3,555
Sales and settlements	(3,204)	—	(26,646)	—
Principal repayments	(72)	—	(91)	—
Total net gains/(losses) included in net income
Realized gains/(losses), net	(13)	—	2,848	—
Other loss on Mortgage-backed securities	—	—	—	—
Unrealized gains/(losses), net(1)	4,912	8	7,283	8
Premium and discount amortization, net	(3,911)	(4)	(4,785)	(4)
Ending balance	$264,984	$10,572	$264,984	$10,572

(1)         For Mortgage-backed securities and other securities classified as Level III at September 30, 2014, the Company recorded gross unrealized gains of approximately $5.0 million and $6.3 million and gross unrealized losses of $112 thousand and $489 thousand for the three and nine months ended September 30, 2014, respectively. These gains and losses are included in Unrealized gain (loss) on Mortgage-backed securities and other securities, net on the Consolidated Statement of Operations.

	Derivative Asset
$ in thousands	Three months ended September 30, 2014	Three months ended September 30, 2013	Nine months ended September 30, 2014	Nine months ended September 30, 2013
Beginning balance	$—	$—	$—	$—
Transfers into Level III from Level II		—	126	—
Transfers out Level III into Level II	—	—	—	—
Purchases	2,813	—	2,813	—
Sales and settlements	—	—	—	—
Principal repayments	—	—	—	—
Total net gains/(losses) included in net income
Realized gains/(losses), net	—	—	(1,163)	—
Other loss on Mortgage-backed securities	—	—	—	—
Unrealized gains/(losses), net	(340)	—	697	—
Premium and discount amortization, net	—	—	—	—
Ending balance	$2,473	$—	$2,473	$—

	Linked transactions
$ in thousands	Three months ended September 30, 2014	Three months ended September 30, 2013	Nine months ended September 30, 2014	Nine months ended September 30, 2013
Beginning balance	$—	$—	$—	$—
Transfers into Level III from Level II	9,348	—	9,348	—
Transfers out Level III into Level II	—	—	—	—
Purchases	2,840	—	2,840	—
Sales and settlements	—	—	—	—
Principal repayments	—	—	—	—
Total net gains/(losses) included in net income
Realized gains/(losses), net	—	—	—	—
Other loss on Mortgage-backed securities	—	—	—	—
Unrealized gains/(losses), net	(1)	—	(1)	—
Premium and discount amortization, net	11	—	11	—
Ending balance	$12,198	$—	$12,198	$—

Derivative liabilities
$ in thousands	Three months ended September 30, 2014	Three months ended September 30, 2013	Nine months ended September 30, 2014	Nine months ended September 30, 2013
Beginning balance	$863	$—	$—	$—
Transfers into Level III from Level II	—	—	—	—
Transfers out Level III into Level II	—	—	—	—
Purchases	—	—	—	—
Sales and settlements	(863)	—	(863)	—
Principal repayments	—	—	—	—
Total net gains/(losses) included in net income
Realized gains/(losses), net	—	—	—	—
Other loss on Mortgage-backed securities	—	—	—	—
Unrealized gains/(losses), net	—	—	863	—
Premium and discount amortization, net	—	—	—	—
Ending balance	$—	$—	$—	$—

Transfers between hierarchy levels during operations for the three and nine months ended September 30, 2014, were based on the availability of sufficient observable inputs to meet Level II versus Level III criteria.  The valuation and leveling of these assets were based on information received from a third party pricing service which utilized significant unobservable inputs, along with the back-testing of historical sales transactions performed by the Manager.

The Company primarily utilizes an independent third party pricing service as the main source for valuing the Company’s assets.  All valuations received from independent pricing services are non-binding.  The Company generally receives one independent pricing service price for each investment in its portfolio.  The Manager has established a process to review and validate the pricing received from the independent pricing service and has a process for challenging prices received from the independent pricing service when necessary.  The Company utilizes its Manager’s policies in this regard.  The Company’s and the Manager’s review of the independent third party pricing data may consist of a review of the daily change in the prices provided by the independent pricing vendor which exceed established tolerances or comparisons to executed transaction prices.  The Manager’s pricing group, which functions independently from its portfolio management personnel, corroborates the price differences or changes in price by comparing the vendor price to alternate sources including other independent pricing services or broker quotations.  If the price change or difference cannot be corroborated, the Manager’s pricing group consults with the portfolio management team for market color in reviewing such pricing data as warranted.  To the extent that the Manager has information, typically in the form of broker quotations that would indicate that a price received from the independent pricing service is outside of a tolerance range, the Manager generally challenges the independent pricing service price.  To ensure proper fair value hierarchy, the Company and the Manager review the methodology used by the third party pricing service to understand whether observable market data is being utilized in the vendor’s pricing methodology.  Generally, this review is conducted annually, however ad-hoc reviews of the pricing methodology and the data does occur.  In addition, as part of the Company’s regular review of pricing, the Manager’s pricing group may have informal discussions with the independent pricing vendor regarding their evaluation methodology or the market data utilized in their determination as well as performing back testing with regard to the sale of certain securities.

Other Fair Value Disclosures

Due from counterparties and Due to counterparties on the Company’s Consolidated Balance Sheets are reflected at cost which approximates fair value.

The fair value of the repurchase agreements is based on an expected present value technique. This method discounts future estimated cash flows using rates the Company determined best estimate current market interest rates that would be offered for loans with similar characteristics and credit quality. The use of different market assumptions or estimation methodologies could have a material effect on the fair value amounts. At September 30, 2014, the Company’s borrowings under repurchase agreements had a fair value of approximately $3.9 billion and a carrying value of approximately $3.9 billion and would be considered a Level II fair value measurement.

Note 4 — Mortgage-Backed Securities and other securities

The following tables present certain information about the Company’s investment portfolio at September 30, 2014 and December 31, 2013 (dollars in thousands).  Real estate securities and other securities that are accounted for as a component of linked transactions are not reflected in the tables set forth in this note. See Note 7 for further details.

	September 30, 2014
	Principal Balance	Unamortized Premium (Discount), net	Discount Designated as Credit Reserve and OTTI	Amortized Cost	Unrealized Gain (Loss), net	Estimated Fair Value	Net Weighted Average Coupon (1)
Agency RMBS:
20-Year Mortgage	$1,082,403	$59,326	$—	$1,141,729	$(6,941)	$1,134,788	3.6%
30-Year Mortgage	1,695,477	133,215	—	1,828,692	(25,129)	1,803,563	4.1%
Agency RMBS Interest-Only Strips	N/A	N/A	N/A	185,335	7,013	192,348	4.0	%(2)
Agency and Non-Agency Interest-Only Strips, accounted for as derivatives (3)	N/A	N/A	N/A	N/A	N/A	87,176	2.9	%(2)
Non-Agency RMBS	790,238	6,822	(177,917)	619,143	10,317	629,460	3.7%
Non-Agency RMBS Interest-Only Strips	N/A	N/A	N/A	54,928	6,081	61,009	6.1%
Agency and Non-Agency CMBS	396,985	(20,673)	(7,354)	368,958	3,773	372,731	5.4%
Agency CMBS Interest-Only Strips	N/A	N/A	N/A	4,438	141	4,579	4.9%
Other securities (4)	91,570	4,326	—	103,307	930	104,237	4.9%
Total	$4,056,673	$183,016	$(185,271)	$4,306,530	$(3,815)	$4,389,891	4.0%

	December 31, 2013
	Principal Balance	Unamortized Premium (Discount), net	Discount Designated as Credit Reserve and OTTI	Amortized Cost	Unrealized Gain (Loss), net	Estimated Fair Value	Net Weighted Average Coupon (1)
Agency RMBS:
20-Year Mortgage	$504,023	$28,498	$—	$532,521	$(29,595)	$502,926	3.2%
30-Year Mortgage	1,677,863	144,356	—	1,822,219	(127,981)	1,694,238	3.8%
Agency RMBS Interest-Only Strips	N/A	N/A	N/A	158,825	4,084	162,909	4.4	%(2)
Agency and Non-Agency Interest-Only Strips, accounted for as derivatives (3)	N/A	N/A	N/A	N/A	N/A	109,235	4.6	%(2)
Non-Agency RMBS	446,473	(49,334)	(79,898)	317,241	6,792	324,033	2.3%
Non-Agency RMBS Interest-Only Strips	N/A	N/A	N/A	7,420	70	7,490	5.2%
Agency and Non-Agency CMBS	11,979	(3,446)	—	8,533	996	9,529	1.6%
CMBS Interest-Only Strips	N/A	N/A	N/A	16,682	(140)	16,542	4.7	%(2)
Other securities	23,510	2,110	N/A	25,620	1,065	26,685	6.7%
Total	$2,663,848	$122,184	$(79,898)	$2,889,061	$(144,709)	$2,853,587	3.6%

(1) Net weighted average coupon as of September 30, 2014 and December 31, 2013 is presented, net of servicing and other fees.

(2) Agency and Non-Agency Interest-Only Strips, accounted for as derivatives and CMBS Interest-Only Strips have no principal balances and earn contractual interest based on a notional balance. The notional balance is used solely to determine interest distributions on interest-only class of securities.

(3) Interest on these securities is reported as a component of Gain (loss) on derivative instruments, net on the Consolidated Statement of Operations.

(4) Other securities include residual interests in asset-backed securities.

As of September 30, 2014 and December 31, 2013, the weighted average expected remaining term to the expected maturity of the investment portfolio, excluding linked transactions was 7.6 years and 8.5 years, respectively.

The components of the carrying value of the Company’s investment portfolio are as follows:

	September 30, 2014	December 31, 2013
Principal balance	$4,056,673	$2,663,848
Amortized cost of Interest-Only Strips and residual interests	252,112	182,927
Carrying value of Agency and Non-Agency Interest-Only Strips accounted for as derivatives	87,176	109,235
Unamortized premium	229,467	183,324
Unamortized discount	(46,451)	(61,140)
Discount designated as Credit Reserve and OTTI	(185,271)	(79,898)
Gross unrealized gains	51,423	19,798
Gross unrealized losses	(55,238)	(164,507)
Fair value	$4,389,891	$2,853,587

The following tables present the changes in the components of the Company’s purchase discount and amortizable premium on its Non-Agency RMBS, Non-Agency CMBS and other securities for the three and nine months ended September 30, 2014 and 2013 (dollars in thousands):

	Three months ended September 30, 2014
	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)	Amortizable Premium (1)
Balance at beginning of period	$(206,374)	$(107,368)	$103,261
Accretion of discount	—	3,845	—
Amortization of premium	—	—	(2,461)
Realized credit losses	1,853	—	—
Purchases	(31,080)	(10,173)	32,677
Sales	22,668	20,725	(20,700)
Net impairment losses recognized in earnings	(1,669)	—	—
Unlinking of Linked Transactions	—	—	—
Transfers/release of credit reserve	29,331	(1,923)	(27,408)
Balance at end of period	$(185,271)	$(94,894)	$85,369

(1) Together with coupon interest, accretable purchase discount and amortizable premium is recognized as interest income over the life of the security.

	Nine months ended September 30, 2014
	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)	Amortizable Premium (1)
Balance at beginning of period	$(79,898)	$(71,295)	$20,625
Accretion of discount	—	11,389	—
Amortization of premium	—	—	(6,129)
Realized credit losses	3,623	—	—
Purchases	(162,805)	(105,261)	92,618
Sales	42,079	72,175	(25,718)
Net impairment losses recognized in earnings	(4,145)	—	—
Unlinking of Linked Transactions	(13,889)	(297)	32,132
Transfers/release of credit reserve	29,764	(1,605)	(28,159)
Balance at end of period	$(185,271)	$(94,894)	$85,369

(1) Together with coupon interest, accretable purchase discount and amortizable premium is recognized as interest income over the life of the security.

	Three months ended September 30, 2013
	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)	Amortizable Premium (1)
Balance at beginning of period	$(68,071)	$(36,305)	$5,543
Accretion of discount	—	2,284	—
Amortization of premium	—	—	198
Realized credit losses	144	—	—
Purchases	(12,112)	(47,882)	14
Sales	4,846	20,893	(20)
Net impairment losses recognized in earnings	(319)	—	—
Unlinking of Linked Transactions	(1,497)	(2,227)	—
Transfers/release of credit reserve	2,426	(1,975)	(451)
Balance at end of period	$(74,583)	$(65,212)	$5,284

(1) Together with coupon interest, accretable purchase discount and amortizable premium is recognized as interest income over the life of the security.

	Nine months ended September 30, 2013
	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)	Amortizable Premium (1)
Balance at beginning of period	$(12,659)	$(5,523)	$12
Accretion of discount	—	4,433	—
Amortization of premium	—	—	858
Realized credit losses	386	—	—
Purchases	(125,035)	(82,185)	22,374
Sales	78,959	30,327	(20,669)
Net impairment losses recognized in earnings	(319)	—	—
Unlinking of Linked Transactions	(21,986)	(6,922)	3,438
Transfers/release of credit reserve	6,071	(5,342)	(729)
Balance at end of period	$(74,583)	$(65,212)	$5,284

(1) Together with coupon interest, accretable purchase discount and amortizable premium is recognized as interest income over the life of the security.

The following tables present the gross unrealized losses and estimated fair value of the Company’s MBS and other securities by length of time that such securities have been in a continuous unrealized loss position at September 30, 2014 and December 31, 2013:

	September 30, 2014
	Less than 12 Months			12 Months or More			Total
			Number			Number			Number
		Unrealized	of		Unrealized	of		Unrealized	of
	Fair Value	Losses	Securities	Fair Value	Losses	Securities	Fair Value	Losses	Securities
Agency RMBS:
20-Year Mortgage	$72,355	$(309)	26	$440,972	$(12,261)	55	$513,327	$(12,570)	81
30-Year Mortgage	56,929	(154)	20	884,309	(36,618)	126	941,238	(36,772)	146
Agency RMBS Interest-Only Strips	52,548	(1,065)	13	—	—	—	52,548	(1,065)	13
Non-Agency RMBS	235,870	(2,551)	31	—	—	—	235,870	(2,551)	31
Agency and Non-Agency CMBS	167,399	(990)	27	—	—	—	167,399	(990)	27
Other securities	62,118	(1,290)	6	—	—	—	62,118	(1,290)	6
Total	$647,219	$(6,359)	123	$1,325,281	$(48,879)	181	$1,972,500	$(55,238)	304

	December 31, 2013
	Less than 12 Months			12 Months or More			Total
			Number			Number			Number
		Unrealized	of		Unrealized	of		Unrealized	of
	Fair Value	Losses	Securities	Fair Value	Losses	Securities	Fair Value	Losses	Securities
Agency RMBS:
20-Year Mortgage	$395,979	$(21,466)	52	$106,947	$(8,129)	8	$502,926	$(29,595)	60
30-Year Mortgage	1,242,871	(94,688)	151	439,811	(33,328)	26	1,682,682	(128,016)	177
Agency Interest-Only Strips	69,773	(4,210)	19	—	—	—	69,773	(4,210)	19
Non-Agency RMBS	98,437	(2,490)	16	—	—	—	98,437	(2,490)	16
Agency and Non-Agency CMBS	16,542	(140)	3	—	—	—	16,542	(140)	3
Other securities	6,269	(56)	2				6,269	(56)	2
Total	$1,829,871	$(123,050)	243	$546,758	$(41,457)	34	$2,376,629	$(164,507)	277

At September 30, 2014, the Company did not intend to sell any of its MBS and other securities that were in an unrealized loss position, and it is “more likely than not” that the Company will not be required to sell these MBS and other securities before recovery of their amortized cost basis, which may be at their maturity.

The Company assesses its Agency MBS, Non-Agency MBS and other securities, excluding Interest-Only Strips, rated AA and higher at the time of purchase for other-than-temporary impairment on at least a quarterly basis. When the fair value of an investment is less than its amortized cost at the balance sheet date of the reporting period for which impairment is assessed, the impairment is designated as either “temporary” or “other-than-temporary.” In deciding on whether or not a security is other-than-temporarily impaired, the Company considers several factors, including the nature of the investment, communications (if any) from the trustees of securitizations regarding the credit quality of the security, the severity and duration of the impairment, the cause of the impairment, and the Company’s intent not to sell the security and that it is more likely than not that the Company will not be required to sell the security until recovery of its amortized cost.  In addition, an other-than-temporary impairment is deemed to have occurred when there is an adverse change in the expected cash flows (principal or interest) to be received and the fair value of the security is less than its carrying amount.  In determining whether an adverse change in cash flows occurred, the present value of the remaining cash flows, as estimated at the initial transaction date (or the last date previously revised), is compared to the present value of the expected cash flows at the current reporting date.  The estimated cash flows reflect those a “market participant” would use and are discounted at a rate equal to the current yield used to accrete interest income.  These adjustments are reflected in the Company’s Consolidated Statement of Operations as Other loss on Mortgage-backed securities and other securities.

For Non-Agency MBS and other securities rated below AA at the time of purchase and Agency and Non-Agency Interest-Only Strips, excluding Interest-Only Strips classified as derivatives, an other-than-temporary impairment is deemed to have occurred when there is an adverse change in the expected cash flows (principal or interest) to be received and the fair value of the beneficial interest is less than its carrying amount.  Other than for “plain-vanilla” variable rate Non-Agency MBS, the Company does not bifurcate the loss between credit loss and loss attributed to change in interest rates, therefore, the entire loss is recorded as other-than-temporary.  These adjustments are reflected in the Company’s Consolidated Statement of Operations as Other loss on Mortgage-backed securities and other securities. In determining whether an adverse change in cash flows occurred, the present value of the remaining cash flows, as estimated at the initial transaction date (or the last date previously revised), is compared to the present value of the expected cash flows at the current reporting date.  The estimated cash flows reflect those a “market participant” would use and are discounted at a rate equal to the current yield used to accrete interest income. If an other-than-temporary impairment is recognized as a result of this analysis, the yield is maintained at the current accretion rate. The last revised estimated cash flows are then used for future impairment analysis purposes.  The Company’s prepayment speed estimate is the primary assumption used to determine other-than temporary-impairments for Interest-Only Strips, excluding Agency and Non-Agency Interest-Only Strips accounted for as derivatives, for three and nine months ended September 30, 2014 and 2013.

The Company recorded other-than-temporary-impairments for the three and nine months ended September 30, 2014 of approximately $1.2 million and $3.4 million, respectively and approximately $2.0 million and $7.8 million for the three and nine months ended September 30, 2013, respectively, for Agency IOs, Agency IIOs and 20-year Agency RMBS.  The Company recorded approximately $1.5 million and $3.9 million of other-than-temporary impairments for the three and nine months ended September 30, 2014, respectively, and $319 thousand for the three and nine months ended September 30, 2013, for Non-Agency MBS.  The Company recorded approximately $104 thousand and $215 thousand of other-than-temporary-impairments for the three and nine months ended September 30, 2014, respectively, and $0 for the three and nine months ended September 30, 2013, for Non-Agency CMBS.  In addition, the Company recorded approximately $30 thousand and $68 thousand of other-than-temporary-impairments for the three and nine months ended September 30, 2014, and $0 for the three and nine months ended September 30, 2013 for other securities. Other-than-temporary-impairments are reported as Other loss on Mortgage-backed securities and other securities in the Company’s Consolidated Statement of Operations.

The following tables present components of interest income on the Company’s MBS and other securities (dollars in thousands).

	For the three months ended September 30, 2014
	Coupon	Net (Premium Amortization/ Amortization Basis) Discount	Interest
	Interest	Amortization	Income
Agency RMBS	$40,245	$(15,373)	$24,872
Non-Agency RMBS	11,177	(1,376)	9,801
Agency and Non-Agency CMBS	6,327	(1,407)	4,920
Other securities	1,033	92	1,125
Total	$58,782	$(18,064)	$40,718

	For the nine months ended September 30, 2014
	Coupon	Net (Premium Amortization/ Amortization Basis) Discount	Interest
	Interest	Amortization	Income
Agency RMBS	$114,703	$(41,373)	$73,330
Non-Agency RMBS	24,579	(1,282)	23,297
Agency and Non-Agency CMBS	10,069	(940)	9,129
Other securities	2,663	333	2,996
Total	$152,014	$(43,262)	$108,752

	For the three months ended September 30, 2013
	Coupon	Net (Premium Amortization/ Amortization Basis) Discount	Interest
	Interest	Amortization	Income
Agency RMBS	$41,993	$(14,777)	$27,216
Non-Agency RMBS	697	2,418	3,115
Agency and Non-Agency CMBS	8	14	22
Other securities	237	64	301
Total	$42,935	$(12,281)	$30,654

	For the nine months ended September 30, 2013
	Coupon	Net (Premium Amortization/ Amortization Basis) Discount	Interest
	Interest	Amortization	Income
Agency RMBS	$138,300	$(48,506)	$89,794
Non-Agency RMBS	1,802	5,227	7,029
Agency and Non-Agency CMBS	8	14	22
Other securities	237	64	301
Total	$140,347	$(43,201)	$97,146

The following tables present the sales of the Company’s MBS and other securities (dollars in thousands):

	For the three months ended September 30, 2014
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Agency RMBS	$268,694	$2,557	$(4,865)	$(2,308)
Non-Agency RMBS	155,366	6,257	(414)	5,843
Agency and Non-Agency CMBS(1)	87,844	1,786	(20)	1,766
Other securities	—	—	—	—
Total	$511,904	$10,600	$(5,299)	$5,301

(1)         Includes proceeds for Agency CMBS Interest-Only Strips, accounted for as derivatives, of approximately $3.7 million, gross realized gains of $389 thousand and gross realized losses of $0.

	For the nine months ended September 30, 2014
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Agency RMBS (1)	$1,605,046	$11,570	$(40,934)	$(29,364)
Non-Agency RMBS	395,456	19,759	(995)	18,764
Agency and Non-Agency CMBS(2)	160,904	2,153	(22)	2,131
Other securities	78,932	5,064	—	5,064
Total	$2,240,338	$38,546	$(41,951)	$(3,405)

(1)         Includes proceeds for Agency Interest-Only Strips, accounted for as derivatives, of approximately $31.4 million, gross realized gains of $437 thousand and gross realized losses of approximately $1.6 million.

(2)         Includes proceeds for Agency CMBS Interest-Only Strips, accounted for as derivatives, of approximately $3.7 million, gross realized gains of $389 thousand and gross realized losses of approximately $0.

	For the three months ended September 30, 2013
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Agency RMBS	$652,521	$—	$(47,036)	$(47,036)
Non-Agency RMBS	22,753	571	—	571
Other securities	7,503	323	—	323
Total	$682,777	$894	$(47,036)	$(46,142)

	For the nine months ended September 30, 2013
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Agency RMBS (1)	$2,798,409	$8,646	$(77,903)	$(69,257)
Non-Agency RMBS	89,937	4,950	—	4,950
Other securities	7,503	323	—	323
Total	$2,895,849	$13,919	$(77,903)	$(63,984)

(1)    Includes proceeds for Agency Interest-Only Strips, accounted for as derivatives, of approximately $8.4 million and gross realized losses of $99 thousand.

Note 5 — Borrowings under Repurchase Agreements

As of September 30, 2014, the Company had master repurchase agreements with 23 counterparties.  As of September 30, 2014, the Company had borrowings under repurchase agreements with 20 counterparties, excluding borrowings for linked transactions.  The following tables summarize certain characteristics of the Company’s repurchase agreements at September 30, 2014 and December 31, 2013 (dollars in thousands):

	September 30, 2014
Securities Pledged	Repurchase Agreement Borrowings	Weighted Average Interest Rate on Borrowings Outstanding at end of period	Weighted Average Remaining Maturity (days)
Agency RMBS	$3,046,358	0.38%	34
Non-Agency RMBS	468,664	1.61%	43
Agency and Non-Agency CMBS	288,025	1.52%	31
Other securities	79,080	1.54%	18
Total	$3,882,127	0.63%	35

	December 31, 2013
Securities Pledged	Repurchase Agreement Borrowings	Weighted Average Interest Rate on Borrowings Outstanding at end of period	Weighted Average Remaining Maturity (days)
Agency RMBS	$2,331,276	0.43%	24
Non-Agency RMBS	208,923	1.71%	14
Agency and Non-Agency CMBS	17,544	1.33%	58
Other securities	21,324	1.68%	52
Total	$2,579,067	0.55%	24

For the three and nine months ended September 30, 2014, the Company had average borrowings under its repurchase agreements of approximately $4.0 billion and $3.6 billion, respectively, and had a maximum month-end balance during the three and nine months ended of approximately $4.2 billion and $4.2 billion, respectively. The Company had accrued interest payable at September 30, 2014 of approximately $3.2 million. For the three and nine months ended September 30, 2013, the Company had average borrowings under its repurchase agreements of approximately $3.6 billion and $4.1 billion, respectively, had a maximum month-end balance during the three and nine months ended of approximately $4.0 billion and $4.8 billion, respectively, and had accrued interest payable of approximately $1.8 million at September 30, 2013.

The repurchase agreements bear interest at a contractually agreed-upon rate and typically have terms ranging from one month to three months.  The Company’s repurchase agreement borrowings are accounted for as secured borrowings when the Company maintains effective control of the financed assets.  Under the repurchase agreements, the respective lender retains the right to determine the fair value of the underlying collateral. A reduction in the value of pledged assets requires the Company to post additional securities as collateral, pay down borrowings or establish cash margin accounts with the counterparties in order to re-establish the agreed-upon collateral requirements, and is referred to as a margin call.  The inability of the Company to post adequate collateral for a margin call by the counterparty, in a timeframe as short as the close of the same business day, could result in a condition of default under the Company’s repurchase agreements, thereby enabling the counterparty to liquidate the collateral pledged by the Company, which may have a material adverse effect on the Company’s financial position, results of operations and cash flows.  During 2013, the volatility in both the Agency and Non-Agency MBS markets necessitated the Company being required to post additional collateral with respect to its repurchase agreements.  The Company was able to satisfy the requirement for incremental collateral by utilizing unpledged assets, cash on hand, and reducing its overall leverage.  In addition, during the second and third quarters of 2013, the Company also rehypothecated pledged U.S. Treasury securities it received from its interest rate swap counterparties as incremental collateral in order to generate additional cash proceeds in order to satisfy such margin requirements.   The maximum amount of repurchase borrowings for the rehypothecated securities was $130.7 million during the year ended December 31, 2013.  At September 30, 2014 and December 31, 2013, the Company did not have any rehypothecated U.S. Treasury securities.

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

At September 30, 2014, repurchase agreements collateralized by MBS and other securities had the following remaining maturities.

(dollars in thousands)	Balance
Overnight	$32,960
1 to 29 days	1,964,858
30 to 59 days	1,251,358
60 to 89 days	616,710
90 to 119 days	16,241
Greater than or equal to 120 days	—
Total	$3,882,127

As discussed in Note 2, for any transactions determined to be linked, the initial transfer and repurchase financing will be recorded as a forward commitment to purchase assets. At September 30, 2014, the Company had repurchase agreements of approximately $23.7 million that were accounted for as linked transactions.  At December 31, 2013, the Company had repurchase agreements of approximately $61.2 million that were accounted for as linked transactions. Linked repurchase agreements are not included in the tables above. See Note 7 for details.

At September 30, 2014, the following table reflects amounts of collateral at risk under its repurchase agreements greater than 10% of the Company’s equity with any counterparty, including linked transactions.

	September 30, 2014 (dollars in thousands)
Counterparty	Amount Collateral at Risk, at fair value	Weighted Average Remaining Maturity (days)	Percentage of Stockholders’ Equity
Credit Suisse Securities (USA) LLC	$80,960	22	12.7%
JP Morgan Securities LLC	74,982	39	11.8
Royal Bank of Canada	66,921	48	10.5

Note 6 — Collateral Positions

The following tables summarize the Company’s collateral positions, with respect to its borrowings under repurchase agreements, derivatives and clearing margin accounts at September 30, 2014 and December 31, 2013 (dollars in thousands):

	September 30, 2014
	Assets Pledged- Fair Value	Accrued Interest	Fair Value of Assets Pledged and Accrued Interest
Assets pledged for borrowings under repurchase agreements:
Agency RMBS	$3,197,721	$12,969	$3,210,690
Non-Agency RMBS	672,583	1,366	673,949
Agency and Non-Agency CMBS	378,717	1,915	380,632
Other securities	96,834	101	96,935
Cash (1)	27,861	—	27,861
Cash collateral for derivatives (1):	121,805	—	121,805
Total	$4,495,521	$16,351	$4,511,872

	December 31, 2013
	Assets Pledged- Fair Value	Accrued Interest	Fair Value of Assets Pledged and Accrued Interest
Assets pledged for borrowings under repurchase agreements:
Agency RMBS	$2,463,347	$10,453	$2,473,800
Non-Agency RMBS	305,318	417	305,735
Agency and Non-Agency CMBS	23,597	159	23,756
Other securities	26,685	26	26,711
Cash (1)	32,597	—	32,597
Cash collateral for derivatives (1):	22,837	—	22,837
Total	$2,874,381	$11,055	$2,885,436

(1)         Cash posted as collateral is included in Due from counterparties on the Company’s Consolidated Balance Sheets.

A reduction in the value of pledged assets typically results in the repurchase agreement counterparties, derivative counterparties and clearing margin counterparties initiating a daily margin call.  At September 30, 2014 and December 31, 2013, MBS and other securities held by counterparties as security for repurchase agreements totaled approximately $4.3 billion and approximately $2.8 billion, respectively. Cash collateral held by counterparties at September 30, 2014 and December 31, 2013 was approximately $149.7 million and $55.4 million, respectively.  Cash posted by counterparties at September 30, 2014 and December 31, 2013, was approximately $3.3 million and $65.9 million, respectively. At September 30, 2014, the Company does not hold any securities received as collateral from its repurchase agreement and derivative counterparties.

Note 7 — Derivative Instruments

At September 30, 2014, the Company’s derivatives include interest rate swaps (“interest rate swaps”), interest rate swaptions, currency swaps and forwards, futures contracts, TBAs, linked transactions, Agency and Non-Agency Interest-Only Strips that are classified as derivatives, and options.

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

The Company’s interest rate swaps, interest rate swaptions, currency swaps and forwards, futures contracts, TBA derivative instruments, options and linked transactions consisted of the following at September 30, 2014 and December 31, 2013 (dollars in thousands):

			September 30, 2014
Derivative Instrument	Designation	Consolidated Balance Sheets Location	Notional Amount	Fair Value, excluding accrued interest	Accrued Interest Payable
Interest rate swaps, assets	Non-Hedge	Derivative assets, at fair value	$4,394,900	$34,834	$210
Interest rate swaptions, assets	Non-Hedge	Derivative assets, at fair value	805,000	347	—
Options, assets	Non-Hedge	Derivative assets, at fair value	1,000,000	2,473	—
Futures contracts, assets	Non-Hedge	Derivative assets, at fair value	592,000	104	—
Foreign currency swaps, asset	Non-Hedge	Derivative assets, at fair value	25,160	2,072	—
TBA securities, assets	Non-Hedge	Derivative assets, at fair value	2,565,000	2,390	—
Total derivative instruments, assets				42,220	210

Interest rate swaps, liability	Non-Hedge	Derivative liability, at fair value	6,763,330	(87,111)	2,572
Interest rate swaptions, liability	Non-Hedge	Derivative liability, at fair value	540,000	(2,571)	—
Futures contract, liability	Non-Hedge	Derivative liability, at fair value	592,000	(414)	—
Foreign currency forward contracts, liability	Non-Hedge	Derivative liability, at fair value	14,104	(81)	—
TBA securities, liabilities	Non-Hedge	Derivative liability, at fair value	2,089,000	(2,041)	—
Total derivative instruments, liabilities				(92,218)	2,572
Linked transactions (1)	Non-Hedge	Linked transactions, net, at fair value	37,839	13,917	(29)
Total derivative instruments				$(36,081)	$2,753

(1) Notional amount represents the current face of the securities comprising the linked transactions.

			December 31, 2013
Derivative Instrument	Designation	Consolidated Balance Sheets Location	Notional Amount	Fair Value, excluding accrued interest	Accrued Interest Payable
Interest rate swaps, assets	Non-Hedge	Derivative assets, at fair value	$2,135,950	$94,614	$9,994
Interest rate swaptions, assets	Non-Hedge	Derivative assets, at fair value	2,200,000	11,177	—
TBA securities, assets	Non-Hedge	Derivative assets, at fair value	13,600	35	—
Total derivative instruments, assets				105,826	9,994

Interest rate swaps, liability	Non-Hedge	Derivative liability, at fair value	678,900	(3,202)	(26)
Interest rate swaptions, liability	Non-Hedge	Derivative liability, at fair value	100,000	(264)	—
TBA securities, liabilities	Non-Hedge	Derivative liability, at fair value	176,400	(1,207)	—
Total derivative instruments, liabilities				(4,673)	(26)
Linked transactions (1)	Non-Hedge	Linked transactions, net, at fair value	56,028	18,559	(207)
Total derivative instruments				119,712	$9,761

(1) Notional amount represents the current face of the securities comprising the linked transactions.

The following tables summarize the average fixed pay rate and average maturity for the Company’s interest rate swaps as of September 30, 2014 and December 31, 2013 (excludes interest rate swaptions) (dollars in thousands):

	September 30, 2014
Remaining Interest Rate interest rate swap Term	Notional Amount	Average Fixed Pay Rate	Average Maturity (Years)	Forward Starting
1 year or less	$139,500	0.4%	0.1	—%
Greater than 1 year and less than 3 years	1,464,100	0.8	1.9	27.3
Greater than 3 years and less than 5 years	2,801,780	1.8	4.6	—
Greater than 5 years	3,377,450	3.0	11.0	45.4
Total	$7,782,830	2.1%	6.8	24.8%

	December 31, 2013
Remaining Interest Rate interest rate swap Term	Notional Amount	Average Fixed Pay Rate	Average Maturity (Years)	Forward Starting
1 year or less	$215,900	0.4%	0.8	—%
Greater than 1 year and less than 3 years	179,100	0.5	1.9	—
Greater than 3 years and less than 5 years	574,200	1.3	4.4	—
Greater than 5 years	1,718,650	2.4	10.8	28.6
Total	$2,687,850	1.9%	8.0	18.3%

The Company has entered into swaps to effectively fix the interest rate (for the life of the swap); net of variable-rate payment swaps, of approximately $2.6 billion of borrowings under its repurchase agreements, excluding forward starting swaps of $1.8 billion.

The following tables summarize the average variable pay rate and average maturity for the Company’s interest rate swaps as of September 30, 2014 and December 31, 2013 (excludes interest rate swaptions) (dollars in thousands):

	September 30, 2014
Remaining Interest Rate interest rate swap Term	Notional Amount	Average Variable Pay Rate	Average Maturity (Years)	Forward Starting
Greater than 3 years and less than 5 years	$1,749,600	0.2%	4.6	0.0%
Greater than 5 years	1,625,800	0.2	11.2	6.8
Total	$3,375,400	0.2%	7.8	3.3%

	December 31, 2013
Remaining Interest Rate interest rate swap Term	Notional Amount	Average Variable Pay Rate	Average Maturity (Years)	Forward Starting
Greater than 3 years and less than 5 years	$81,000	0.2%	4.8	—%
Greater than 5 years	46,000	0.2	24.1	—
Total	$127,000	0.2%	11.8	—%

The Company’s agreements with certain of its bilateral interest rate swap counterparties may be terminated at the option of the counterparty if the Company does not maintain certain equity and leverage metrics, the most restrictive of which contain provisions which become more restrictive based upon portfolio composition.  Through September 30, 2014, the Company was in compliance with the terms of such financial tests.

The following tables present information about the Company’s interest rate swaptions as of September 30, 2014 and December 31, 2013 (dollars in thousands):

	September 30, 2014
	Option		Underlying Swap
Fixed-Pay Rate for Underlying Swap	Fair Value	Weighted Average Months Until Option Expiration	Notional Amount	Weighted Average Swap Term (Years)
1.51 – 1.75%	$35	1.6	$500,000	5.0
2.26 – 2.50%	312	20.8	105,000	1.0
3.51 – 3.75%	—	0.6	200,000	10.0
	$347	3.8	$805,000	5.7

	September 30, 2014
	Option		Underlying Swap
Fixed-Receive Rate for Underlying Swap	Fair Value	Weighted Average Months Until Option Expiration	Notional Amount	Weighted Average Swap Term (Years)
2.76 – 3.00%	$(2,571)	2.1	$540,000	10.0
	$(2,571)	2.1	$540,000	10.0

	December 31, 2013
	Option		Underlying Swap
Fixed-Pay Rate for Underlying Swap	Fair Value	Weighted Average Months Until Option Expiration	Notional Amount	Weighted Average Swap Term (Years)
2.51 – 2.75%	$1,889	4.4	$150,000	7.0
2.76 – 3.00%	2,762	4.3	250,000	7.0
3.01 – 3.25%	1,192	4.6	1,500,000	10.0
3.26 – 3.50%	971	4.0	100,000	10.0
3.51 – 3.75%	4,363	9.6	200,000	10.0
	$11,177	5.0	$2,200,000	9.5

	December 31, 2013
	Option		Underlying Swap
Fixed-Receive Rate for Underlying Swap	Fair Value	Weighted Average Months Until Option Expiration	Notional Amount	Weighted Average Swap Term (Years)
3.76 – 4.00%	$(264)	4.0	$100,000	10.0
	$(264)	4.0	$100,000	10.0

The Company has minimum collateral posting thresholds with certain of its derivative counterparties, including with its clearing broker for cleared swaps, for which it typically pledges cash.  As of September 30, 2014 and December 31, 2013, the Company had cash pledged as collateral of approximately $121.8 million and $22.8 million, respectively, which is reported on the Consolidated Balance Sheets as Due from counterparties. The Company received cash of approximately $2.4 million and $62.7 million as collateral against derivatives at September 30, 2014 and December 31, 2013, respectively, which is reported on the Consolidated Balance Sheets as Due to counterparties.  As of September 30, 2014, the Company has swaps with two counterparties that are based in England and Switzerland, with fair values in a liability position of $156 thousand and fair values in an asset position of approximately $1.8 million and notional balances of $49.3 million and $303.4 million, respectively.  At December 31, 2013, the Company had swaps with fair values in an asset position of $19.4 million and $34.2 million and notional balances of $321.8 million and $825.1 million with these two counterparties. Included in the $2.4 million and $62.7 million received by the Company is cash posted as collateral by these two counterparties of approximately $1.8 million and $42.7 million at September 30, 2014 and December 31, 2013, respectively.

Currency Swaps and Forwards

The Company has invested in and, in the future, may invest in additional securities which are denominated in a currency or currencies other than U.S. dollars.  Similarly, it has and may in the future, finance such assets in a currency or currencies other than U.S. dollars.  In order to mitigate the impact to the Company may enter into derivative financial instruments, including foreign currency swaps and foreign currency forwards, to manage of fluctuations in the valuation between U.S. dollars and such foreign currencies.  Foreign currency swaps involve the payment of a foreign currency at fixed interest on a fixed notional amount and the receipt of U.S. dollars at a fixed interest rate on a fixed notional amount.  Foreign currency forwards provide for the payment of a fixed amount of a foreign currency in exchange for a fixed amount of U.S. dollars at a date certain in the future.  The carrying value of foreign currency swaps and forwards is included in Derivative assets (liabilities), at fair value on the Consolidated Balance Sheets with changes in valuation included in Gain (loss) on derivative instruments, net on the Consolidated Statement of Operations.  The following is a summary of the Company’s foreign currency forwards with a fair value in a liability position of $81 thousand at September 30, 2014:

Derivative Type	Notional Amount	Notional (USD Equivalent)	Maturity
Buy EUR/Sell USD Currency forward	€11,100	$14,113	December 2014

The following is a summary of the Company’s foreign currency swaps with a fair value of $2.1 million at September 30, 2014:

Date entered	Maturity	Fixed Rate	Denomination	Notional Amount
June 2014	July 2024	7.25%	EUR	18,500
June 2014	July 2024	9.005%	USD	25,160

Interest-Only Strips

The Company also invests in Interest-Only Strips. In determining the classification of its holdings of Interest-Only Strips, the Company evaluates the securities to determine if the nature of the cash flows has been altered from that of the underlying mortgage collateral. Generally, Interest-Only Strips for which the security represents a strip off of a mortgage pass through security will be considered a hybrid instrument classified as a MBS investment on the Consolidated Balance Sheets utilizing the fair value option. Alternatively, those Interest-Only Strips, for which the underlying mortgage collateral has been included into a structured security that alters the cash flows from the underlying mortgage collateral, are accounted for as derivatives at fair value with changes recognized in Gain (loss) on derivative instruments, net in the Consolidated Statement of Operations, along with any interest received.  The carrying value of these Interest-Only Strips is included in Mortgage-backed securities on the Consolidated Balance Sheets.

To-be-announced securities

The Company also purchased or sold TBAs.  As of September 30, 2014 and December 31, 2013, the Company had contracts to purchase (“long position”) and sell (“short position”) TBAs on a forward basis.  Following is a summary of the Company’s long and short TBA positions reported in Derivative assets, at fair value on the Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013 (dollars in thousands):

	September 30, 2014		December 31, 2013
	Notional Amount	Fair Value	Notional Amount	Fair Value
Purchase contracts, asset	$1,915,000	$1,225	$13,600	$35
Sale contracts, asset	(650,000)	1,165	—	—
TBA securities, asset	1,265,000	2,390	13,600	35
Purchase contracts, liability	969,500	(1,357)	176,400	(1,207)
Sale contracts, liability	(1,119,500)	(684)	—	—
TBA securities, liability	(150,000)	(2,041)	176,400	(1,207)
TBA securities, net	$1,115,000	$349	$190,000	$(1,172)

The following table presents additional information about the Company’s contracts to purchase and sell TBAs for the nine months ended September 30, 2014 (dollars in thousands):

	Notional Amount as of December 31, 2013	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount as of September 30, 2014
Purchase of TBAs	$190,000	17,693,696	$(14,999,196)	$2,884,500
Sale of TBAs	$—	16,768,696	$(14,999,196)	$1,769,500

Futures Contracts

The Company also entered into Eurodollar futures during the nine months ended September 30, 2014. As of September 30, 2014, the Company had purchase contracts (“long position”), representing a notional amount of $592.0 million with a fair value of $104 thousand and an expiration date of June 2016. In addition, as of September 30, 2014, the Company had contracts to sell (“short position”), representing a notional amount of $592.0 million with a fair value in a liability position of $414 thousand and an expiration date of June 2018.

Gain (loss) on derivative instruments

The below tables summarize the effect of interest rate swaps, interest rate swaptions, foreign currency swaps, foreign currency forwards, options, futures contracts, Agency and Non-Agency Interest-Only Strips as derivatives and TBAs reported in Gain (loss) on derivative instruments, net on our Consolidated Statement of Operations for the three and nine months ended September 30, 2014 and 2013 (dollars in thousands):

	Three months ended September 30, 2014
Description	Realized Gain (Loss), net	Contractual interest income (expense), net(1)	Basis Recovery	Mark-to- market adjustments	Total

Interest rate swaps	$23,798	$(11,848)	$—	$(14,767)	$(2,817)
Interest rate swaptions	—	—	—	(624)	(624)
Agency and Non-Agency Interest-Only Strips— accounted for as derivatives	389	5,723	(4,187)	(915)	1,010
Options	—	—	—	(340)	(340)
Futures contracts	—	—	—	(200)	(200)
Foreign currency forwards	(1,182)	—	—	57	(1,125)
Foreign currency swaps	—	140	—	2,057	2,197
TBAs	2,608	—	—	(1,110)	1,498
Total	$25,613	$(5,985)	$(4,187)	$(15,842)	$(401)

	Nine months ended September 30, 2014
Description	Realized Gain (Loss), net	Contractual interest income (expense), net(1)	Basis Recovery	Mark-to- market adjustments	Total

Interest rate swaps	$39,796	$(25,784)	$—	$(144,882)	$(130,870)
Interest rate swaptions	(5,908)	—	—	(5,615)	(11,523)
Agency and Non-Agency Interest-Only Strips—accounted for as derivatives	(755)	20,288	(14,286)	(332)	4,915
Options	—	—	—	(340)	(340)
Futures contracts	(16,495)	—	—	(311)	(16,806)
Foreign currency forwards	(1,182)	—	—	(81)	(1,263)
Foreign currency swaps	—	141	—	2,072	2,213
TBAs	25,169	—	—	1,521	26,690
Total	$40,625	$(5,355)	$(14,286)	$(147,968)	$(126,984)

	Three months ended September 30, 2013
Description	Realized Gain (Loss), net	Contractual interest income (expense), net(1)	Basis Recovery	Mark-to- market adjustments	Total

Interest rate swaps	$23,166	$(6,158)	$—	$(28,891)	$(11,883)
Interest rate swaptions	22,633	—	—	(16,065)	6,568
Agency and Non-Agency Interest-Only Strips—accounted for as derivatives	—	6,993	(4,040)	(4,824)	(1,871)
TBAs	1,016	—	—	2,361	3,377
Total	$46,815	$835	$(4,040)	$(47,419)	$(3,809)

	Nine months ended September 30, 2013
Description	Realized Gain (Loss), net	Contractual interest income (expense), net(1)	Basis Recovery	Mark-to- market adjustments	Total

Interest rate swaps	$65,305	$(15,896)	$—	$44,169	$93,578
Interest rate swaptions	23,671	—	—	3,180	26,851
Agency and Non-Agency Interest-Only Strips—accounted for as derivatives	(99)	19,968	(12,856)	(3,539)	3,474
Options	(925)	—	—	—	(925)
TBAs	(1,547)	—	—	(926)	(2,473)
Total	$86,405	$4,072	$(12,856)	$42,884	$120,505

(1)         Contractual interest income (expense), net on derivative instruments includes interest settlement paid or received.

Linked Transactions

As discussed in Note 2, when the initial transfer of a financial asset and repurchase financing are entered into contemporaneously with, or in contemplation of, one another, the transaction will be considered linked unless all of the criteria found in the applicable accounting guidance are met at the inception of the transaction. If the transaction is determined to be linked, the Company records the initial transfer and repurchase financing on a net basis and records a forward commitment to purchase assets as a derivative instrument with changes in market value being recorded in the Gain (loss) on linked transactions, net on the Consolidated Statement of Operations. While linked transactions are treated as derivatives for GAAP, the fair value of linked transactions reflects the value of the underlying security’s fair market value netted with the respective linked repurchase agreement borrowings.

The following tables present certain information related to the securities and repurchase agreements accounted for as part of linked transaction which is reported in Linked transactions, net, at fair value on the Consolidated Balance Sheets at September 30, 2014, and Gain (loss) on linked transactions, net on the Consolidated Statement of Operations for the three and nine months ended September 30, 2014 and 2013 (dollars in thousands):

		For the three months ended September 30, 2014					Weighted
Instrument	Fair Value(2)	Net Interest Income(1) (Expense)	Mark-to-market adjustments on linked transactions	Net Realized Gain (loss)	Gain (loss) on linked transactions, net	Weighted Average Coupon / Cost of Funds(2)	Average Life (years)/ Weighted Average days to Maturity(2)
Non-Agency RMBS	$8,507	$249	$(171)	$299	$377	27.78%	12.1 years
Non-Agency CMBS, including Non U.S.	23,370	422	(1,959)	—	(1,537)	7.25%	8.8 years
Other securities	5,690	251	(1)	(192)	58	4.50%	10.2 years
Non-Agency Repurchase Agreement	(6,788)	(45)	—	—	(45)	1.55%	17 days
CMBS Repurchase Agreement, including Non U.S.	(14,022)	(75)	—	—	(75)	1.98%	38 days
Other securities Repurchase Agreement	(2,840)	(19)	—	—	(19)	1.93%	38 days
Linked transactions, net, at fair value	$13,917	$783	$(2,131)	$107	$(1,241)	n/a	n/a

(1)             Net interest income includes amortization of premium of approximately $423 thousand for Non-Agency RMBS and $0 for Non-Agency CMBS and accretion of $203 thousand for other securities.

(2)             Includes information only for linked transactions at September 30, 2014.

		For the nine months ended September 30, 2014					Weighted
Instrument	Fair Value(2)	Net Interest Income(1) (Expense)	Mark-to-market adjustments on linked transactions	Net Realized Gain (loss)	Gain (loss) on linked transactions, net	Weighted Average Coupon / Cost of Funds(2)	Average Life (years)/ Weighted Average days to Maturity(2)
Non-Agency RMBS	$8,507	$1,423	$353	$1,589	$3,365	27.78%	12.1 years
Non-Agency CMBS, including Non U.S.	23,370	427	(1,770)	—	(1,343)	7.25%	8.8 years
Other securities	5,690	251	(1)	(192)	58	4.50%	10.2 years
Non-Agency Repurchase Agreement	(6,788)	(319)	—	—	(319)	1.55%	17 days
CMBS Repurchase Agreement, including Non U.S.	(14,022)	(76)	—	—	(76)	1.98%	38 days
Other securities Repurchase Agreement	(2,840)	(19)	—	—	(19)	1.93%	38 days
Linked transactions, net, at fair value	$13,917	$1,687	$(1,418)	$1,397	$1,666	n/a	n/a

(1)             Net interest income includes amortization of premium of approximately $3.1 million for Non-Agency RMBS and $0 for Non-Agency CMBS and accretion of $203 thousand for other securities.

(2)             Includes information only for linked transactions at September 30, 2014.

		For the three months ended September 30, 2013					Weighted
Instrument	Fair Value(2)	Net Interest Income(1) (Expense)	Mark-to-market adjustments on linked transactions	Net Realized Gain (loss)	Gain (loss) on linked transactions, net	Weighted Average Coupon / Cost of Funds(2)	Average Life (years)/ Weighted Average days to Maturity(2)
Non-Agency RMBS	$—	$209	$(25)	$(699)	$(515)	n/a	n/a
Non-Agency Repurchase Agreement	—	(32)	—	—	(32)	n/a	n/a
Linked transactions, net, at fair value	$—	$177	$(25)	$(699)	$(547)	n/a	n/a

(1)             Net interest income includes  accretion of discount of $160 thousand for Non-Agency RMBS.

(2)             Includes information only for linked transactions at September 30, 2013, if any.

		For the nine months ended September 30, 2013					Weighted
Instrument	Fair Value(2)	Net Interest Income(1) (Expense)	Mark-to-market adjustments on linked transactions	Net Realized Gain (loss)	Gain (loss) on linked transactions, net	Weighted Average Coupon / Cost of Funds(2)	Average Life (years)/ Weighted Average days to Maturity(2)
Agency RMBS	$—	$44	$—	$(254)	$(210)	n/a	n/a
Non-Agency RMBS	—	1,162	(71)	3,303	4,394	n/a	n/a
Agency Repurchase Agreement	—	(6)	—	—	(6)	n/a	n/a
Non-Agency Repurchase Agreement	—	(220)	—	—	(220)	n/a	n/a
Linked transactions, net, at fair value	$—	$980	$(71)	$3,049	$3,958	n/a	n/a

(1)             Net interest income includes amortization of premium of $9 thousand for Agency RMBS and accretion of discount of $926 thousand for Non-Agency RMBS.

(2)             Includes information only for linked transactions at September 30, 2013, if any.

At September 30, 2014, the Company pledged MBS accounted for as linked transactions with a fair value of approximately $37.6 million as collateral for the related linked repurchase agreements. The Company reduces credit risk on the majority of its derivative instruments by entering into agreements that permit the closeout and netting of transactions with the same counterparty upon occurrence of certain events.

Note 8 — Offsetting Assets and Liabilities

The following tables present information about certain assets and liabilities that are subject to master netting agreements (or similar agreements) and can potentially be offset on the Company’s Consolidated Balance Sheets at September 30, 2014 and December 31, 2013:

Offsetting of Derivative Assets

As of September 30, 2014

	Gross	Gross Amounts Offset in the	Net Amounts of Assets presented in the	Gross Amounts Not Offset in the Consolidated Balance Sheets
$s in thousands Description	Amounts of Recognized Assets	Consolidated Balance Sheets	Consolidated Balance Sheets	Financial Instruments (1)	Cash Collateral Received	Net Amount
Agency and Non-Agency Interest-Only Strips, accounted for as derivatives included in MBS	$87,176	$—	$87,176	$(87,176)	$—	$—
Derivative asset, at fair value	42,220	—	42,220	(35,827)	(2,202)	4,191
Linked transactions, net, at fair value	37,567	(23,650)	13,917	—	—	13,917
Total	$166,963	$(23,650)	$143,313	$(123,003)	$(2,202)	$18,108

Offsetting of Derivative Liabilities and Repurchase Agreements

As of September 30, 2014

	Gross	Gross Amounts Offset in the	Net Amounts of Liabilities presented in the	Gross Amounts Not Offset in the Consolidated Balance Sheets
$s in thousands Description	Amounts of Recognized Liabilities	Consolidated Balance Sheets	Consolidated Balance Sheets	Financial Instruments (1)	Cash Collateral Pledged(1)	Net Amount
Derivative liability, at fair value(2)	$92,218	$—	$92,218	$(35,827)	$(55,906)	$485
Repurchase Agreements(3)	3,882,127	—	3,882,127	(3,882,127)	—	—
	$3,974,345	$—	$3,974,345	$(3,917,954)	$(55,906)	$485

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

(2) Cash collateral pledged against the Company’s derivative counterparties was approximately $121.8 million as of September 30, 2014.

(3) The fair value of securities pledged against the Company’s repurchase agreements was approximately $4.4 billion as of September 30, 2014.

Offsetting of Derivative Assets

As of December 31, 2013

	Gross	Gross Amounts Offset in the	Net Amounts of Assets presented in the	Gross Amounts Not Offset in the Consolidated Balance Sheets
$s in thousands Description	Amounts of Recognized Assets	Consolidated Balance Sheets	Consolidated Balance Sheets	Financial Instruments(1)	Cash Collateral Received	Net Amount
Agency and Non-Agency Interest-Only Strips, accounted for as derivatives included in MBS	$109,235	$—	$109,235	$(109,235)	$—	$—
Derivative asset, at fair value	105,826	—	105,826	(3,501)	(62,651)	39,674
Linked transactions, net, at fair value	79,746	(61,187)	18,559	—	—	18,559
Total	$294,807	$(61,187)	$233,620	$(112,736)	$(62,651)	$58,233

Offsetting of Derivative Liabilities and Repurchase Agreements

As of December 31, 2013

	Gross	Gross Amounts Offset in the	Net Amounts of Liabilities presented in the	Gross Amounts Not Offset in the Consolidated Balance Sheets
$s in thousands Description	Amounts of Recognized Liabilities	Consolidated Balance Sheets	Consolidated Balance Sheets	Financial Instruments(1)	Cash Collateral Pledged(1)	Net Amount
Derivative liability, at fair value(2)	$4,673	$—	$4,673	$(3,501)	$—	$1,172
Repurchase Agreements(3)	2,579,067	—	2,579,067	(2,579,067)	—	—
	$2,583,740	$—	$2,583,740	$(2,582,568)	$—	$1,172

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

Note 9 — Related Party Transactions

Management Agreement

In connection with the Company’s IPO in May 2012, the Company entered into a management agreement (the “Management Agreement”) with the Manager, which describes the services to be provided by the Manager and compensation for such services.  The Manager is responsible for managing the Company’s operations, including: (i) performing all of its day-to-day functions; (ii) determining investment criteria in conjunction with the board of directors; (iii) sourcing, analyzing and executing investments, asset sales and financings; (iv) performing asset management duties; and (v) performing financial and accounting management, subject to the direction and oversight of the Company’s board of directors. Pursuant to the terms of the Management Agreement, the Manager is paid a management fee equal to 1.50% per annum of the Company’s stockholders’ equity (as defined in the Management Agreement), calculated and payable (in cash) quarterly in arrears. For purposes of calculating the management fee, “stockholders’ equity” means the sum of the net proceeds from any issuances of the Company’s equity securities since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus retained earnings, calculated in accordance with GAAP, at the end of the most recently completed fiscal quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less any amount paid for repurchases of the Company’s shares of common stock, excluding any unrealized gains, losses or other non-cash items, including  OTTI charges included in other loss on MBS and other securities, unrealized gain (loss) on MBS and other securities and non-cash portion of gain (loss) on derivative instruments, that have impacted stockholder’s equity as reported in the Company’s consolidated financial statements prepared in accordance with GAAP, regardless of whether such items are included in other comprehensive income or loss, or in net income, and excluding one-time events pursuant to changes in GAAP and certain other non-cash charges after discussions between the Manager and the Company’s independent directors and after approval by a majority of the Company’s independent directors. However, if the Company’s stockholders’ equity for any given quarter is negative based on the calculation described above, the Manager will not be entitled to receive any management fee for that quarter.

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

For the three and nine months ended September 30, 2014, the Company incurred approximately $2.8 million and $7.1 million in management fees, respectively. For the three and nine months ended September 30, 2013, the Company incurred approximately $2.0 million and $6.0 million in management fees, respectively.

In addition to the management fee, the Company is also responsible for reimbursing the Manager for certain expenses paid by the Manager on behalf of the Company and for certain services provided by the Manager to the Company.  For the three and nine months ended September 30, 2014, the Company recorded expenses included in general and administrative expense totaling approximately $112 thousand and $521 thousand, respectively related to employee costs and benefits associated with the Company’s CFO and controller paid by the Manager on behalf of the Company. For the three and nine months ended September 30, 2013, the Company recorded expenses included in general and administrative expense totaling approximately $12 thousand and $66 thousand, respectively related to employee costs and benefits associated with the Company’s sole employee paid by the Manager on behalf of the Company.  As of January 1, 2014, the aforementioned employee became an employee of the Manager.  Accordingly, as of January 1, 2014 the Company has and will reimburse the Manager for such employee’s compensation including employee benefits as well as the compensation and employee benefits of the Company’s controller.  Any such expenses incurred by the Manager and reimbursed by the Company, including the employee compensation expense discussed above, are typically included in the Company’s general and administrative expense on its Consolidated Statement of Operations, or may be reflected on the Consolidated Balance Sheets and associated consolidated statement of changes in stockholders’ equity, based on the nature of the item.  At September 30, 2014 and December 31, 2013, approximately $2.8 million and approximately $1.8 million, respectively for management fees incurred but not yet paid was included in payable to related party on the Consolidated Balance Sheets.  In addition, at September 30, 2014 and December 31, 2013, approximately $294 thousand and $0, respectively of costs incurred but not yet paid was included in Payable to related party on the Consolidated Balance Sheets.

Note 10 — Share-Based Payments

In conjunction with the Company’s IPO and concurrent private placement, the Company’s board of directors approved the Western Asset Mortgage Capital Corporation Equity Plan (the “Equity Plan “) and the Western Asset Manager Equity Plan (the “Manager Equity Plan” and collectively the “Equity Incentive Plans”).

On May 15, 2012, the Company granted 51,159 shares of restricted common stock to the Manager under the Manager Equity Plan that is equal to 0.5% of the aggregate number of shares of common stock sold in the IPO and units sold in the concurrent private placement to certain institutional accredited investors. One-third of these restricted shares vested on May 15, 2013, the first anniversary of the grant date, one-third vested on May 15, 2014, the second anniversary of the grant date, and the remaining one-third will vest on May 15, 2015, the third anniversary of the grant date.

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

The Equity Incentive Plans include provisions for grants of restricted common stock and other equity-based awards to the Manager, its employees and employees of its affiliates and to the Company’s directors, officers and employees. The Company can issue up to 3.0% of the total number of issued and outstanding shares of its common stock (on a fully diluted basis) at the time of each award (other than any shares previously issued or subject to awards made pursuant to one of the Company’s Equity Incentive Plans) under these Equity Incentive Plans. At May 15, 2012, there were 308,335 shares of common stock initially reserved for issuance under the Equity Incentive Plans. Upon the completion of the October 3, 2012 follow-on common stock offering, the stock portion of the Company’s dividend declared December 19, 2013, and the April 9, 2014 follow-on offering (which includes the partial exercise of the greenshoe on May 7, 2014) and private placement of common stock, the number of shares of common stock available for issuance under the Equity Incentive Plans increased to 1,237,711, inclusive of the 453,004 shares of restricted stock issued as provided above and 20,965 shares of restricted stock issued as a result of the stock portion of the dividend declared on December 19, 2013 and restricted stock attributed to dividends on restricted stock under the Director Deferred Fee Plan. The Company recognized stock-based compensation expense of approximately $587 thousand and approximately $1.7 million for the three and nine months ended September 30, 2014, respectively, and approximately $287 thousand and $824 thousand for the three and nine months ended September 30, 2013, respectively, and had unamortized compensation expense of $63 thousand for equity awards and approximately $5.3 million for liability awards and $493 thousand for equity awards and approximately $3.4 million for liability awards at September 30, 2014 and 2013, respectively.

All restricted common shares granted, other than those whose issuance has been deferred pursuant the Director Deferred Fee Plan, possess all incidents of ownership, including the right to receive dividends and distributions currently, and the right to vote.  Dividend equivalent payments otherwise allocable to restricted common shares under the Deferred Compensation Plan are deemed to purchase additional phantom shares of the Company’s common stock that are credited to each participant’s deferral account.  The award agreements include restrictions whereby the restricted shares cannot be sold, assigned, transferred, pledged, hypothecated or otherwise disposed of prior to the lapse of restrictions under the respective award agreement. The restrictions lapse on the unvested restricted shares awarded when vested, subject to the grantee continuing to provide services to the Company as of the vesting date.  Unvested restricted shares and rights to dividends thereon are forfeited upon termination of the grantee.

The following is a summary of restricted common stock vesting dates as of September 30, 2014 and December 31, 2013, including shares whose issuance has been deferred under the Director Deferred Fee Plan:

	September 30, 2014	December 31, 2013
Vesting Date	Shares Vesting	Shares Vesting
January 2014	—	7,685
March 2014	—	54,852
May 2014	—	18,707
June 2014	—	6,279
January 2015	12,745	7,685
March 2015	121,518	54,852
May 2015	18,708	18,707
June 2015	6,567	—
January 2016	8,920	3,860
March 2016	121,518	54,852
January 2017	5,060	—
March 2017	66,667	—
	361,703	227,479

The following table presents information with respect to the Company’s restricted stock for the nine months ended September 30, 2014 including shares whose issuance has been deferred under the Director Deferred Fee Plan:

	Shares of Restricted Stock	Weighted Average Grant Date Fair Value (1)
Outstanding at beginning of period	252,517	$20.34
Granted	222,043	16.40
Cancelled/forfeited	—	—
Outstanding at end of year	474,560	$18.50
Unvested at end of year	361,703	$18.05

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

On July 31, 2014, the Board of Directors of the Company authorized the repurchase of up to 2,050,000 shares of its common stock through December 31, 2015.  Purchases made pursuant to the program will be made in the open market, in privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rules 10b5-1 and 10b-18 of the Securities and Exchange Commission. The authorization does not obligate the Company to acquire any particular amount of common shares and the program may be suspended or discontinued at the Company’s discretion without prior notice. The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors.  The Company has not yet entered into definitive agreements to utilize the authorization and, accordingly, has not repurchased any shares of common stock pursuant to the authorization as of September 30, 2014.

Note 12 — Net Income (Loss) per Common Share

The table below presents basic and diluted net income (loss) per share of common stock using the two-class method for the three and nine months ended September 30, 2014 and 2013 (dollars, other than shares and per share amounts, in thousands):

	For the three months ended September 30, 2014	For the three months ended September 30, 2013	For the nine months ended September 30, 2014	For the nine months ended September 30, 2013
Numerator:
Net income (loss) attributable to common stockholders and participating securities for basic and diluted earnings per share	$26,136	$7,543	$85,269	$(48,610)
Less:
Dividends and undistributed earnings allocated to participating securities	258	186	776	501
Net income (loss) allocable to common stockholders — basic and diluted	$25,878	$7,357	$84,493	$(49,111)

Denominator:
Weighted average common shares outstanding for basic earnings per share	41,363,331	24,102,868	35,980,756	24,092,289
Weighted average diluted shares outstanding (stock awards)	—	15,404	—	—
Weighted average diluted shares outstanding (warrants)	—	—	—	—
Weighted average common shares outstanding for diluted earnings per share	41,363,331	24,118,272	35,980,756	24,092,289
Basic earnings per common share	$0.63	$0.31	$2.35	$(2.04)
Diluted earnings per common share	$0.63	$0.31	$2.35	$(2.04)

The following potential common shares discussed herein, which are securities or other contracts that may entitle its holder to obtain common shares, were excluded from diluted earnings per share for the nine months ended September 30, 2013, since the Company had a net loss for the period and their inclusion would have been anti-dilutive: 1,256 related to warrants and 12,847 related to stock awards.

Note 13 — Income Taxes

Based on the Company’s analysis of any potential uncertain income tax positions, the Company concluded that it does not have any uncertain tax positions that meet the recognition or measurement criteria as of September 30, 2014.  The Company files U.S. federal and state income tax returns.  As of September 30, 2014, tax returns filed by the Company for 2012 and 2013 are open for examination pursuant to relevant statutes of limitation. In the event that the Company incurs income tax related interest and penalties, the Company’s policy is to classify them as a component of its provision for income taxes.

Subject to the limitation under the REIT asset test rules, the Company is permitted to own up to 100% of the stock of one or more TRS. Currently, the Company owns one TRS that is taxable as a corporation and pays federal, state and local income tax on its net income at the applicable corporate rates. The TRS, which was formed in Delaware on July 28, 2014, is a limited liability company and a wholly-owned subsidiary of the Company. As of September 30, 2014, the cumulative taxable income of the TRS was de-minimus. Accordingly, no provision for income taxes is provided for in these consolidated financial statements.

Note 14 — Contingencies

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. Management is not aware of any material contingencies at September 30, 2014.

Note 15 — Subsequent Events

On October 14, 2014, the Company made its initial investment in residential whole loans purchasing a trust certificate representing 100% ownership in an approximately $1.6 million pool of newly originated residential mortgages.

On October 30, 2014, the Board of Directors of the Company appointed M. Christian Mitchell as Lead Independent Director.

Effective November 10, 2014, Ranjit M. Kripalani will join the Board of Directors of the Company as an independent director, increasing the number of independent directors to four and the total number of directors to six.

ITEM 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING INFORMATION

The Company makes forward-looking statements herein and will make forward-looking statements in future filings with the Securities and Exchange Commission (the “SEC”), press releases or other written or oral communications within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  For these statements, the Company claims the protections of the safe harbor for forward-looking statements contained in such sections.  Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond the Company’s control.  These forward-looking statements include information about possible or assumed future results of the Company’s business, financial condition, liquidity, results of operations, plans and objectives.  When the Company uses the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions, the Company intends to identify forward-looking statements.  Statements regarding the following subjects, among others, may be forward-looking: market trends in the Company’s industry, interest rates, real estate values, the debt securities markets, the U.S. housing and the U.S. and foreign commercial real estate markets or the general economy or the demand for residential and/or commercial mortgage loans; the Company’s business and investment strategy; the Company’s projected operating results; actions and initiatives of the U.S. Government and changes to U.S. Government policies and the execution and impact of these actions, initiatives and policies; the state of the U.S. and, to a lesser extent, international economy generally or in specific geographic regions; economic trends and economic recoveries; the Company’s ability to obtain and maintain financing arrangements, including securitizations; the current potential return dynamics available in residential mortgage-backed securities (“RMBS”) and commercial mortgage-backed securities (“CMBS” and collectively with RMBS, “MBS”); the level of government involvement in the U.S. mortgage market; the anticipated default rates on Agency and Non-Agency MBS (as defined herein); the loss severity on Non-Agency MBS; the return of the Non-Agency RMBS, CMBS and  asset-backed securities (“ABS”)  securitization markets; the general volatility of the securities markets in which the Company participates; changes in the value of the Company’s assets; the Company’s expected portfolio of assets; the Company’s expected investment and underwriting process; interest rate mismatches between the Company’s target assets and any borrowings used to fund such assets; changes in interest rates and the market value of the Company’s target assets; changes in prepayment rates on the Company’s target assets; effects of hedging instruments on the Company’s target assets; rates of default or decreased recovery rates on the Company’s target assets; the degree to which the Company’s hedging strategies may or may not protect the Company from interest rate volatility; the impact of and changes in governmental regulations, tax law and rates, accounting guidance and similar matters; the Company’s ability to maintain the Company’s qualification as a real estate investment trust for U.S. federal income tax purposes; the Company’s ability to maintain its exemption from registration under the Investment Company Act of 1940, as amended (the “1940 Act”); the availability of opportunities to acquire Agency RMBS, Non-Agency RMBS, CMBS, residential and/or commercial mortgage loans and other mortgage assets; the availability of opportunities to acquire ABS (as defined herein); the availability of qualified personnel; estimates relating to the Company’s ability to make distributions to its stockholders in the future; and the Company’s understanding of its competition.

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

The following discussion should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes to the Company’s consolidated financial statements, which are included in Item 1 of this Quarterly Report on Form 10-Q, as well as the information contained in the Company’s annual report on Form 10-K for the year ended December 31, 2013, as filed on March 17, 2014 with the SEC.

Overview

Western Asset Mortgage Capital Corporation (the “Company” unless otherwise indicated or except where the context otherwise requires “we”, “us” or “our”) upon commencing operations in May 2012, had an initial investment strategy which was primarily focused on investing in, financing and managing Agency RMBS (including TBA contracts as defined herein). Over time, we have expanded our investment strategy to include both Non-Agency RMBS and subsequently Agency and Non-Agency CMBS. In addition, and to a significantly lesser extent, we have invested in other securities including certain Agency obligations that are not technically MBS as well as certain ABS investments secured by a portfolio private student loans.  Our Manager (as defined herein) is also actively pursuing investing in whole loans or whole securities as set forth in more detail below.  These changes in our investment strategy, including future changes, are based on our Manager’s perspective of which mix of portfolio assets it believes provides us with the best risk-reward opportunities at any given time.  We have and expect to continue to finance our investment portfolio primarily through the use of repurchase agreements.

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

In light of the aforementioned developments and given our Manager’s current market outlook and investment view, while we expect that Agency RMBS will continue to be a significant part of our portfolio, Agency RMBS will not necessarily be our primary investment in the future.  Going forward, our Manager may vary the allocation among various asset classes subject to maintaining our qualification as a REIT under the federal tax law and maintaining our exemption from the 1940 Act.  These restrictions limit our ability to invest in non-real estate assets and/or assets which are not secured by real estate.  Accordingly, our portfolio will continue to be principally invested in MBS as well as other assets secured by real estate.

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

We have invested the proceeds of our IPO, concurrent private placements and follow-on public offerings primarily in Agency RMBS, including Mortgage pass-through certificates, Agency derivatives, Agency Interest-Only Strips, and Agency CMOs, Non-Agency RMBS as well as Agency and Non-Agency CMBS and Non U.S. CMBS.  We have also used “to-be-announced” forward contracts, or TBAs, in order to invest in Agency RMBS. Pursuant to these TBAs, we agree to purchase, for future delivery, Agency RMBS with certain principal and interest terms.  At September 30, 2014, our portfolio was comprised of approximately $3.2 billion of Agency RMBS (including approximately $259.4 million of Agency Interest-Only Strips), approximately $695.2 million of Non-Agency RMBS (including approximately $65.7 million of Non-Agency Interest-Only Strips), approximately $39.1 million of Agency CMBS (including approximately $20.0 million of Agency CMBS Interest-Only Strips), approximately $353.6 million of Non-Agency CMBS and approximately $104.2 million of other securities, exclusive of linked transactions.  In addition, at September 30, 2014, our linked transactions included approximately $8.5 million of Non-Agency MBS, approximately $23.4 million of Non U.S. CMBS and approximately $5.7 million of other securities.

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

As of September 30, 2014, we had entered into master repurchase agreements with 23 counterparties. As of September 30, 2014, we had approximately $3.9 billion of borrowings, including borrowings on linked transactions, outstanding under our repurchase agreements collateralized by approximately $4.4 billion of MBS and other securities.  The balance outstanding at September 30, 2014 includes approximately $23.7 million related to linked transactions collateralized by approximately $37.6 million of MBS and other securities.  We have entered into swaps to effectively fix the interest rate of our borrowings (for the life of the swap); net of variable-rate payment swaps, of approximately $2.6 billion, under our repurchase agreements, excluding forward starting swaps of $1.8 billion. In addition, as of September 30, 2014, we also owned swaptions on approximately an incremental $265.0 million of borrowings.  As of September 30, 2014, our aggregate debt-to-equity ratio was approximately 6.1 to 1, including repurchase agreements on linked transactions and 6.1 to 1, excluding repurchase agreements on linked transactions.

Recent Market Conditions and Strategy

Our business is affected by general U.S. residential real estate fundamentals, domestic and foreign commercial real estate fundamentals and the overall U.S. and international economic environment. In particular, our strategy is influenced by the specific characteristics of these markets, including but not limited to, prepayment rates and interest rate levels. We expect the results of our operations to be affected by various factors, many of which are beyond our control. Our results of operations will primarily depend on, among other things, the level of our net interest income, the market value of our investment portfolio and the supply of and demand for mortgage-related securities. Our net interest income, which includes the amortization of purchase premiums and accretion of discounts, will vary primarily as a result of changes in interest rates, defaults and severity rates, borrowing costs, and prepayment speeds on our MBS investments.  Similarly, the overall value of our investment portfolio will be impacted by these factors as well as changes in the value of residential and commercial real estate and continuing regulatory changes.

The current economic and market outlook are shaped in a significant manner by the unprecedented level of fiscal and monetary stimulus that the U.S. Government and U.S. Federal Reserve Board provided in the aftermath of the 2007-2010 financial crisis. The current rate environment is characterized by a steep yield curve with the spread between two-year U.S. Treasury Notes and ten-year U.S. Treasury Notes well above the average spread over the last three decades. The U.S. Federal Reserve Board has maintained a near-zero target for the federal funds rate, and has reiterated its commitment to fulfilling its mandate to promote higher growth and lower unemployment and to maintain price stability in the U.S. economy.  On October 29, 2014, the U.S. Federal Reserve Board reaffirmed its view that a highly accommodative stance of monetary policy remains appropriate.

Notwithstanding economic data which suggests continuing improvement in the overall U.S. economy and labor market and the recent completion by the Federal Reserve of its open market security purchases,  it is our Manager’s view that the significant mortgage debt burden, run-off of fiscal stimulus and budget discipline at both the U.S. federal and state level, the strengthening of the U.S. dollar and general economic weakness in Europe will serve as an impediment to real GDP throughout the remainder of 2014 and well into 2015. Real gross domestic product (“GDP”) was down sharply in the first quarter of 2014, but rebounded in the second and third quarters of 2014. Nevertheless, the housing sector continues to struggle and recent headline inflation data remains benign. In this slow growth environment it is our Manager’s prospective that credit related securities provide us with attractive risk adjusted opportunities. Accordingly, we believe core rates will be range bound with slow inflation. For these reasons, and considering its dual mandate to manage both inflation and unemployment, we believe that the U.S. Federal Reserve Board will continue its accommodative monetary policy now in effect. In the press release issued at the conclusion of the Federal Open Market Committee meeting on October 29, 2014, the Federal Reserve affirmed this position, stating that based on its current assessment highly accommodative monetary policy would remain appropriate for a considerable time after the asset purchases end, especially if projected inflation continues to remain below the Committee’s stated long run goal of 2%.  Despite the recent decline in the unemployment rate to 5.9%, the language in the minutes to the Federal Open Market Committee of September 16-19, 2014, illustrates the continuing concern of the Federal Reserve towards the overall health of the labor market; “On balance, labor market conditions improved somewhat further; however, the unemployment rate was little changed, and most participants judged that there remained significant underutilization of labor resources”.  Further a number of the Federal Reserve members expressed concern that economic growth over the medium term might be slower than expected due to the strengthening dollar and weaker foreign economic growth.  While the yield curve did flatten during the third quarter of 2014, we expect that, on a historical basis, the yield curve will remain relatively steep and interest rates will remain range bound due to the continuing muted recovery. Barring any system shocks to the capital markets, this should provide for continued strong demand for mortgage securities.

As the capital markets have recovered, commercial banks have re-entered the secured lending market, which has quickened the pace of asset recovery, and the return to more normalized credit spreads. Financing of Agency and Non-Agency RMBS as well as Agency and Non-Agency CMBS is currently widely available through, among other vehicles, repurchase agreements. Haircuts, or the discount attributed to the value of securities sold under repurchase agreements, range from a low of 3.0% to a high of 5.0% for Agency RMBS, depending on the specific security used as collateral for such repurchase agreements, while haircuts for IOs and IIOs can be as high as 25.0%, haircuts for Non-Agency RMBS and Agency and Non-Agency CMBS range from a low of 10.0% to a high of 50.0% and haircuts for other securities range from a low of 20.0% to a high of 25.0%.  Even during last year’s market volatility, such financing remained readily available.  Notwithstanding the foregoing, such financing may not be as readily available in the future as a result of the increased regulatory capital requirements under the Dodd-Frank Act and Basel III.

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

We rely on our Manager’s expertise in asset allocation and identifying attractive assets within our investment strategy. At the time of our IPO, our core investment strategy was focused primarily on Agency RMBS. Our Manager’s expertise in related investment disciplines such as Non-Agency RMBS, CMBS, and ABS has provided us with the ability to expand our investment portfolio to include Non-Agency RMBS, Agency and Non-Agency CMBS, Non U.S. CMBS, ABS and other structured securities, as well as, providing valuable investment insights to our Agency RMBS investment selection and strategy.

We currently purchase and sell Agency (including TBAs) and Non-Agency RMBS, Agency and Non-Agency CMBS, Non U.S. CMBS, ABS as well as other structured securities.  Currently, our Manager expects to expand our purchase of Non-Agency RMBS, Agency and Non-Agency CMBS, Non U.S. CMBS and ABS as well as commence investing in whole loans or whole loan securities. We do not have specific investment guidelines providing for precise minimum or maximum allocations to any sector other than those necessary for our qualification as a REIT and exemption from the 1940 Act. Our Manager has not and does not expect to purchase securities on our behalf with a view to selling them shortly after purchase. However, in order to maximize returns and manage portfolio risk while remaining opportunistic, we may dispose of securities earlier than anticipated or hold securities longer than anticipated depending upon prevailing market conditions, credit performance, availability of leverage or other factors regarding a particular security or our capital position.

Our Target Assets

We have invested the proceeds of our IPO, concurrent private placements and follow-on public offerings and expect to continue to focus on investing in the following types of securities:

Agency RMBS. - Agency RMBS, which are RMBS for which the principal and interest payments are guaranteed by a U.S. Government agency, such as Government National Mortgage Association (“GNMA”), or a U.S. Government-sponsored entity, such as Federal National Mortgage Association (“FNMA”) or Federal Home Loan Mortgage Corporation (“FHLMC”).  The Agency RMBS we acquire can be secured by fixed-rate mortgages, adjustable-rate mortgages or hybrid adjustable-rate mortgages. Fixed-rate mortgages have interest rates that are fixed for the term of the loan and do not adjust. The interest rates on adjustable-rate mortgages generally adjust annually (although some may adjust more frequently) to an increment over a specified interest rate index. Hybrid adjustable-rate mortgages have interest rates that are fixed for a specified period of time (typically three, five, seven or ten years) and, thereafter, adjust to an increment over a specified interest rate index. Adjustable-rate mortgages and hybrid adjustable-rate mortgages generally have periodic and lifetime constraints on the amount by which the loan interest rate can change on any predetermined interest rate reset date.  As of September 30, 2014, all of our Agency RMBS are secured by fixed-rate mortgages.

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

TBAs. - We may utilize TBAs, in order to invest in Agency RMBS. Pursuant to these TBAs, we would agree to purchase (or deliver), for future settlement, Agency RMBS with certain principal and interest terms and certain types of underlying collateral, but the particular Agency RMBS to be delivered would not be identified until shortly before the TBA settlement date. Our ability to invest in Agency RMBS through TBAs may be limited by the 75% income and asset tests applicable to REITs.

Collateralized Mortgage Obligations or CMOs. - These are securities that are structured from residential and/or commercial pass-through certificates, which receive monthly payments of principal and interest. CMOs divide the cash flows which come from the underlying mortgage pass-through certificates into different classes of securities that may have different maturities and different weighted average lives than the underlying pass-through certificates.

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

Agency CMBS. - Fixed and floating rate CMBS for which the principal and interest payments are guaranteed by a U.S. Government agency or U.S. Government-sponsored entity, but for which the underlying mortgage loans are secured by real property other than single family residences. These may include, but are not limited to Fannie Mae DUS (Delegated Underwriting and Servicing) MBS, Freddie Mac Multifamily Mortgage Participation Certificates and Ginnie Mae project loan pools, and/or CMOs structured from such collateral.

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

Non U.S. CMBS. -  CMBS which is not guaranteed by a U.S. Government agency or U.S. Government-sponsored entity and which is secured by commercial real estate located outside of the U.S.  Although our Manager believes that these investments can provide attractive risk-reward opportunities and offer additional asset diversification, investing in international real estate has a number of additional risks, including but not limited to currency risk, political risk and the legal risk of investing in jurisdiction(s) with varying laws and regulations and potential tax implications.  See Item 3: Quantitative and Qualitative Disclosures about Market Risk — Foreign Investment Risk and Currency Risk herein.

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

Historically, our primary investment strategy focused on Agency RMBS.  As discussed above, we continue to increase the portion of our portfolio allocated to Non-Agency RMBS, Agency and Non-Agency CMBS and ABS and in the future are likely to expand our investments in these securities as well as residential and commercial whole-loans which are described below.  The allocation to Non-Agency RMBS, Agency and Non-Agency CMBS, residential and commercial whole-loans and ABS may vary from time to time based on market conditions.

Residential and commercial whole-loans. - We may in the future invest in or seek to gain exposure to “whole loan” mortgages, secured by both single family residential and/or commercial properties.  In this regard, our Manager is actively working on a number of potential whole loan programs involving RMBS.  As currently contemplated, this program would involve investing in structured Non-Agency RMBS programs crafted specifically for us, although it is possible that we could hold mortgage loans directly at some point.  In addition to holding these instruments for investment, our Manager is also working to provide us with the ability to invest in or acquire whole-loans directly or gain exposure to whole-loans through investments in structured programs with the intention of securitizing the whole-loans in the future, selling the investment grade portion of the securitized structure and retaining the residual portion. Subsequent to September 30, 2014, we completed our first purchase of these instruments. Although our expectation is that we will continue to make at least a limited amount of these investments in the near future, increasing these instruments to our target assets involves complex investment, structural, regulatory and accounting issues and there can be no assurance that we will in fact expand our investment in whole loans or, if we do, in what form and to what extent we will do so.

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

As of September 30, 2014, the fair value of our investment portfolio was comprised of 72.8% of Agency RMBS, 15.8% of Non-Agency RMBS, 0.9% of Agency CMBS, 8.1% of Non-Agency CMBS and 2.4% of other securities, excluding linked transactions.  As of September 30, 2014, the fair value of our investment portfolio was comprised of 72.2% of Agency RMBS, 15.9% of Non-Agency RMBS, 0.9% of Agency CMBS, 8.5% of Non-Agency CMBS and 2.5% of other securities, including linked transactions which includes $23.4 million (or less than 1% of the fair value of our investment portfolio) of Non-Agency CMBS the underlying mortgage collateral of which is secured by real property located outside of the United States.

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

We expect to maintain a debt to equity ratio of five to ten times the amount of our stockholders’ equity, although there is no minimum or maximum leverage that our investment policies explicitly require. To the extent the Agency percentage of our portfolio decreases, our overall leverage is likely to decrease.  Depending on the different cost of borrowing funds at different maturities, we will vary the maturities of our borrowed funds to attempt to produce lower borrowing costs and reduce interest rate risk. We enter into collateralized borrowings only with institutions that are rated investment grade by at least one nationally-recognized statistical rating organization.  We rely on financing to acquire, on a leveraged basis, assets in which we invest. If market conditions deteriorate, our lenders may exit the repurchase market, and tighten lending standards, or increase the amount of equity capital required to obtain financing making it more difficult and costly for us to obtain financing.

For the three and nine months ended September 30, 2014, we financed our MBS and other securities with repurchase agreements, on a debt-to-equity basis, ranging from approximately six to eight times leverage calculated at each month-end. In the future, we may, however, be limited or restricted in the amount of leverage we may employ by the terms and provisions of any financing or other agreements, and may be subject to margin calls as a result of our financing activity.  We had an aggregate debt-to-equity ratio, related to our repurchase agreements of approximately 6.1 to 1, including repurchase agreements on linked transactions, and 6.1 to 1, excluding repurchase agreements on linked transactions at September 30, 2014.  Our debt-to-equity ratio is computed by dividing repurchase borrowings by total stockholders’ equity.

We finance MBS and other securities with repurchase agreement financing with maturities ranging from one to three months, but in some cases longer. At September 30, 2014, we had entered into master repurchase agreements with 23 counterparties.  We had approximately $3.9 billion outstanding under our repurchase agreements, including repurchase agreements accounted for as part of linked transactions at September 30, 2014.  The balance outstanding at September 30, 2014 includes approximately $23.7 million related to linked transactions.

Our Hedging Strategy

Subject to maintaining our qualification as a REIT for U.S. federal income purposes, we pursue various economic hedging strategies to seek to reduce our exposure to adverse changes in interest rates and, to a much more limited extent, foreign currency.  The U.S. federal income tax rules applicable to REITs may require us to implement certain of these techniques through a domestic taxable REIT subsidiary (“TRS”) that is fully subject to federal corporate income taxation. As of September 30, 2014, we have one wholly owned subsidiary which we have elected to treat as a TRS.  Our hedging activity varies in scope based on the level and volatility of interest rates, the type of assets held, including currency denomination, and other changing market conditions.  As of September 30, 2014, the vast majority of swaps we entered into are designed to mitigate the effects of increases in interest rates under a portion of our repurchase agreements.  These swaps generally provide for fixed interest rates indexed off of the London interbank offered rate or LIBOR and effectively fix the floating interest rates.  Notwithstanding the foregoing, in order to manage our hedge position with regard to our liabilities, we on occasion will enter into interest rate swaps which involve the receipt of fixed-rate amounts from a counterparty in exchange for us making variable-rate payments over the life of the interest rate swap without exchange of the underlying notional amount.  As of September 30, 2014, we effectively fixed the floating interest rates on approximately $2.6 billion of borrowings under our repurchase agreements, net of variable-rate payment swaps.  We also entered into forward starting swaps of $1.8 billion. We utilize forward starting swaps and swaptions for several reasons including replacing expiring swaps, in anticipation of increasing our overall financing and reducing our exposure to future interest rate increases.  Interest rate swaptions provide us the option to enter into an interest rate swap agreement for a predetermined notional amount, stated term and pay and receive interest rates in the future. As of September 30, 2014, we owned swaptions on approximately an incremental $265.0 million of borrowings. As of September 30, 2014, we also entered into a foreign currency swap, agreeing to pay a fixed amount of euros in exchange for a fixed amount of U.S. dollars as well as 90 day currency forward.  We entered into the currency swap and currency forward in order to hedge our exposure to foreign currency with respect to a $23.4 million (€18.5 million) CMBS investment and the corresponding repurchase financing utilized to make such investment.  To date, we have not elected to apply hedge accounting for our derivatives and, as a result, we record the change in fair value of our derivatives and the associated interest and currency exchange in earnings. Additionally, we may enter into hedging transactions in the form of puts and calls or other financial instruments that we deem appropriate.

Our interest rate hedging techniques are partly based on assumed levels of prepayments of our target assets. If prepayments are slower or faster than assumed, the life of the investment will be longer or shorter, which would reduce the effectiveness of any of the interest rate hedging strategies we may use and may cause losses on such transactions. Hedging strategies, both interest rate and foreign currency, involve the use of derivative securities which are highly complex and may produce volatile returns.

We may invest in equity index derivatives such as futures, options on futures and options on indices.  These instruments are used normally to hedge interest rate movements as well as credit risks and other risks associated with our portfolio which may be impacted by volatility in the equity markets. Tax and other regulatory rules may limit our overall ability to use these instruments even through a TRS. Investing in these instruments introduces equity market risks into the management of the portfolio although as noted above our Manager uses them for the purpose of hedging our overall interest rate risk. These hedging strategies involving equity index products may not be successful, and may expose us to additional losses, if expected correlations between such risks and the equity markets do not occur.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with GAAP, which requires the use of estimates and assumptions that involve the exercise of judgment and use of assumptions as to future uncertainties. The interim unaudited consolidated financial statements include our accounts and those of our consolidated subsidiary.  All intercompany amounts have been eliminated in consolidation. In accordance with SEC guidance, the following discussion addresses the accounting policies that we currently apply. Our most critical accounting policies will involve decisions and assessments that could affect our reported assets and liabilities, as well as our reported revenues and expenses. We believe that all of the decisions and assessments upon which our consolidated financial statements have been based were reasonable at the time made and based upon information available to us at that time. We have identified what we believe will be our most critical accounting policies to be the following:

Investments

We elected the fair value option for all of our MBS and other securities at the date of purchase, which permits us to measure these securities at fair value with the change in fair value included as a component of earnings.  Although we have elected the fair value option for our MBS and other securities, we separately compute interest income on our MBS and other securities under the prescribed method based on the nature of the security.  As such, premiums and discounts are amortized or accreted into interest income and are included in Interest income in the Consolidated Statement of Operations.

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

To ensure proper fair value hierarchy, we and our Manager review the methodology used by the third party pricing service to understand whether observable market data is being utilized in the vendor’s pricing methodology.  Generally, this review is conducted annually, however ad-hoc reviews of the pricing methodology and the data do occur.  The review of the assumptive data received from the vendor includes comparing key inputs.  In addition, as part of our regular review of pricing, our Manager’s pricing group may have informal discussions with the independent pricing vendor regarding their evaluation methodology or the market data utilized in their determination as well as performing back testing with regard to the sale of certain securities. The conclusion that a price should be overridden in accordance with our Manager’s pricing methodology may impact the fair value hierarchy of the security for which such price has been adjusted.

Linked transactions

In instances where we finance the acquisition of securities through repurchase agreements with the same counterparty from which the securities were purchased, we evaluate such transactions in accordance with GAAP.  This guidance requires the initial transfer of a financial asset and repurchase financing that are entered into contemporaneously with, or in contemplation of, one another to be considered linked unless all of the criteria found in the guidance are met at the inception of the transaction. If the transaction meets all of the conditions, the initial transfer shall be accounted for separately from the repurchase financing, and we will record the securities and the related financing on a gross basis on our Consolidated Balance Sheets with the corresponding interest income and interest expense in our Consolidated Statements of Operations.  If the transaction is determined to be linked, we will record the initial transfer and repurchase financing on a net basis and record a forward commitment to purchase securities as a derivative instrument with changes in market value being recorded on our Consolidated Statement of Operations. Such forward commitments are recorded at fair value with subsequent changes in fair value recognized in Gain (loss) on linked transactions, net on our Consolidated Statement of Operations. We refer to these transactions as Linked Transactions. When or if a transaction is no longer considered to be linked, the security and related repurchase financing will be reported on a gross basis. The unlinking of a transaction causes a realized event in which the fair value of the security as of the date of unlinking will become the cost basis of the security. The difference between the fair value on the unlinking date and the existing cost basis of the security will be the realized gain or loss.  Recognition of effective yield for such security will be calculated prospectively using the new cost basis.  For linked transactions, we reflect purchases and sales of securities within the investing section of our Consolidated Statement of Cash Flows.  Proceeds from repurchase agreements borrowings and repayments of repurchase agreement borrowings are reflected in the financing section of our Consolidated Statement of Cash Flows.

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

A change in the calculation used to determine the amortization of bond premium as of April 1, 2014, resulted in a change in estimate of approximately $1.2 million, or an accretive $0.03 core earnings per share (a non-GAAP measure).  The impact of the change in estimate was limited to an increase of approximately $1.2 million to Interest Income and an offsetting reduction to Unrealized gain (loss) on Mortgage-backed securities and other securities, net on the Consolidated Statement of Operations.  We do not believe the aforementioned change in estimate will have a material impact to subsequent periods.

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

Non-Agency MBS and other securities that are rated below AA at the time of purchase and Interest-Only Strips that are not classified as derivatives

Interest income on Non-Agency MBS and other securities that are rated below AA at the time of purchase and Interest-Only Strips that are not classified as derivatives are recognized based on the effective yield method.  The effective yield on these securities is based on the projected cash flows from each security, which is estimated based on our observation of the then current market information and events and will include assumptions related to interest rates, prepayment rates and the timing and amount of credit losses.  On at least a quarterly basis, we review and, if appropriate, make adjustments to our cash flow projections based on input and analysis received from external sources, internal models, and our judgment about interest rates, prepayment rates, the timing and amount of credit losses (if applicable), and other factors. We may include in our cash flow projections the U.S Department of Justice’s settlements with the major residential mortgage originators, regarding certain lending practices. Changes in cash flows from those originally projected, or from those estimated at the last evaluation, may result in a prospective change in the yield/interest income recognized on such securities. Actual maturities of the securities are affected by the contractual lives of the associated mortgage collateral, or mortgages, periodic payments of scheduled principal, and prepayments of principal. Therefore, actual maturities of the securities will generally be shorter than stated contractual maturities.

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

In addition, an other-than-temporary impairment is deemed to have occurred when there is an adverse change in the expected cash flows (principal or interest) to be received and the fair value of the beneficial interest is less than its carrying amount. In determining whether an adverse change in cash flows occurred, the present value of the remaining cash flows, as estimated at the initial transaction date (or the last date previously revised), is compared to the present value of the expected cash flows at the current reporting date.  The estimated cash flows reflect those a “market participant” would use and are discounted at a rate equal to the current yield used to accrete interest income. The Company does not bifurcate the loss between credit loss and loss attributed to change in interest rates, therefore, the entire loss is recorded as other-than-temporary.  These adjustments are reflected in our Consolidated Statement of Operations as Other loss on Mortgage-backed securities and other securities.

Securities denominated in a foreign currency contain additional risk in that the amortized cost basis for those securities may not be recovered due to declines in currency exchange rates.  We consider the length of time that the security’s fair value has declined due to the decline in foreign exchange rates, when assessing other-than temporary impairment.

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

Foreign currency transactions

We expect to enter into transactions denominated in foreign currency from time to time.  At the date the transaction is recognized, the asset and/or liability will be measured and recorded using the exchange rate in effect at the date of the transaction.  At each balance sheet date, such foreign currency assets and liabilities are re-measured using the exchange rate in effect at the date of the balance sheet, resulting in unrealized foreign currency gains or losses.  Unrealized foreign currency gains or losses on MBS and other securities are recorded in Unrealized gain (loss) on Mortgage-backed securities and other securities, net on the Consolidated Statement of Operations. Unrealized and realized foreign currency gains or losses on borrowings under repurchase agreements are recorded in Interest income on cash balances and other income (loss), net on the Consolidated Statement of Operations. Interest income from investments denominated in a foreign currency and interest expense on borrowings denominated in a foreign currency are recorded at the average rate of exchange during the period.

Derivatives and hedging activities

Subject to maintaining our qualification as a REIT for U.S. federal income tax purposes, we utilize derivative financial instruments to hedge the interest rate risk associated with our borrowings and the currency risk associated with our non U.S. dollar denominated investments. Derivatives are used for hedging purposes including overall market risk. We determine their fair value and obtain quotations from a third party to facilitate the process of determining these fair values. If our hedging activities do not achieve the desired results, reported earnings may be adversely affected.

GAAP requires an entity to recognize all derivatives as either assets or liabilities on the Consolidated Balance Sheets and to measure those instruments at fair value.  Fair value adjustments are recorded in earnings immediately, if the reporting entity does not elect hedge accounting for a derivative instrument.

We elected not to apply hedge accounting for these derivative instruments and record the change in fair value and net interest rate swap payments (including accrued amounts) related to interest rate swaps in Gain (loss) on derivative instruments, net in our Consolidated Statement of Operations.  Similarly, the change in fair value and net currency payment (including accrued amounts) related to our currency hedges will also be included in Gain (loss) on derivative instruments net in our Consolidated Statement of Operations.

We also invest in Agency and Non-Agency Interest-Only Strips, swaptions, mortgage put options, futures contracts and TBAs. We evaluate the terms and conditions of our holdings of Agency and Non-Agency Interest-Only Strips, swaptions, mortgage put options, futures contracts and TBAs to determine if these instruments have the characteristics of an investment or should be considered a derivative under GAAP. In determining the classification of our holdings of Interest-Only Strips, we evaluate the securities to determine if the nature of the cash flows has been altered from that of the underlying mortgage collateral. Generally, Interest-Only Strips for which the security represents a strip off of a mortgage pass through security will be considered a hybrid instrument classified as a MBS investment on our Consolidated Balance Sheets utilizing the fair value option. Alternatively, those Interest-Only Strips, for which the underlying mortgage collateral has been included into a structured security that alters the cash flows from the underlying mortgage collateral, are accounted for as derivatives at fair value. Accordingly, Agency and Non-Agency Interest-Only Strips, swaptions, mortgage put options, futures contracts and TBAs having the characteristics of derivatives are accounted for at fair value with such changes recognized in Gain (loss) on derivative instruments, net in our Consolidated Statement of Operations, along with any interest earned (including accrued amounts). The carrying value of the Agency and Non-Agency Interest-Only Strips, accounted for as derivatives, is included in Mortgage-backed securities on the Consolidated Balance Sheets. The carrying value of interest rate swaptions, mortgage put options, currency forwards, futures contracts and TBAs is included in Derivative assets or Derivative liabilities on the Consolidated Balance Sheets.

We evaluate all of our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. An embedded derivative is separated from the host contact and accounted for separately when all of the guidance criteria are met.  Hybrid instruments that are remeasured at fair value through earnings, including the fair value option, are not bifurcated.  Our derivative instruments also include linked transactions, which reflect a forward commitment to purchase assets.  Derivative instruments are recorded at fair value and are re-valued at each reporting date, with changes in the fair value together with interest earned (including accrued amounts) reported in Gain (loss) on derivative instruments, net in our Consolidated Statement of Operations.

Repurchase agreements

Mortgage-backed securities and other securities sold under repurchase agreements are treated as collateralized financing transactions, unless they meet sales treatment. Securities financed through a repurchase agreement remain on our Balance Sheet as an asset and the amount of cash received from the lender is recorded in our Consolidated Balance Sheets as a liability. Interest paid in accordance with repurchase agreements is recorded as interest expense.

In instances where we pledge securities through repurchase agreements with the same counterparty from which the securities are purchased, we will account for the purchase commitment and repurchase agreement on a net basis and record a forward commitment to purchase securities as a derivative instrument if the transaction does not comply with the criteria for gross presentation. Such forward commitments will be recorded at fair value with subsequent changes in fair value recognized in income. If the transaction complies with the criteria for gross presentation, we will record the assets and the related financing on a gross basis in our Consolidated Balance Sheets and the corresponding interest income and interest expense in our Consolidated Statements of Operations.

Share-based compensation

We account for share-based compensation to our independent directors, to our officers and employees, to our Manager and to employees of our Manager and its affiliates using the fair value based methodology prescribed by GAAP.  Compensation cost related to restricted common stock issued to our independent directors and employees is measured at its fair value at the grant date, and amortized into expense over the service period on a straight-line basis. Compensation cost related to restricted common stock issued to our Manager and to employees of our Manager and its affiliates is initially measured at fair value at the grant date, and re-measured at fair value on subsequent dates to the extent the awards are unvested and the change in fair value is reported in the Consolidated Statement of Operations as non-cash stock based compensation.

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

Our dividends paid deduction for qualifying dividends paid to our stockholders is computed using our taxable income calculated in accordance with the REIT tax provisions as opposed to net income reported on the consolidated financial statements. Taxable income, generally, will differ from net income reported on the consolidated financial statements because the determination of taxable income is based on tax provisions and not financial accounting principles.

We may elect to treat certain of our subsidiaries as TRSs. In general, a TRS of ours may hold assets and engage in activities that we cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business. A TRS is subject to U.S. federal, state and local corporate income taxes.  While a TRS will generate net income, a TRS can declare dividends to us, which will be included in our taxable income and necessitate a distribution to our stockholders. The portion of our dividends, if any, pertaining distributions from a TRS may qualify for qualified dividend treatment. Conversely, if we retain earnings at the TRS level, no distribution is required and we can increase book equity of the consolidated entity.  As of September 30, 2014, we have a single wholly owned subsidiary which we have elected to treat as a TRS.  Cumulative taxable income in our TRS as of September 30, 2014 was de-minimus and, accordingly, no tax provision was included in our consolidated financial statements as of such date.

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

As noted above, under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards that have different effective dates for public and private companies until such time as those standards apply to private companies. We currently intend to take advantage of such extended transition period. Since we are not required to comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies, our consolidated financial statements may not be comparable to the financial statements of companies that comply with public company effective dates. If we were to elect to comply with these public company effective dates, such election would be irrevocable pursuant to Section 107 of the JOBS Act.

Recent accounting pronouncements

Accounting Standards to be Adopted in Future Periods

In April 2014, the Financial Accounting Standards Board issued updated guidance that changes the requirements for reporting discontinued operations.  Under the new guidance, a discontinued operation is defined as a disposal of a component of an entity or group of components of an entity that is disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.  The guidance is effective prospectively as of the first quarter of 2015, with early adoption permitted for new disposals or new classifications as held-for-sale.  The guidance is effective for annual periods beginning on or after December 15, 2014 and interim periods within annual periods beginning on or after December 15, 2015. Early adoption is permitted but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issue. The new guidance is not expected to have a material impact on our consolidated financial statements.

In June 2014, the Financial Accounting Standards Board issued guidance that changes the accounting for repurchase-to-maturity transactions and repurchase financing arrangements. The new guidance aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements. These transactions would all be accounted for as secured borrowings. The guidance eliminates sale accounting for repurchase-to-maturity transactions and supersedes the guidance under which a transfer of a financial asset and a contemporaneous repurchase financing could be accounted for on a combined basis as a forward agreement, which has resulted in outcomes referred to as off-balance-sheet accounting.  In addition, the guidance requires additional disclosures. The guidance is effective for the first interim or annual period beginning after December 15, 2014. Earlier application for a public company is prohibited. We currently account for certain transfers as forward agreements under the existing guidance, which are currently classified as linked transactions.  The new guidance will require us to record these transfers as secured borrowings. We are currently assessing the impact that this accounting guidance will have on our consolidated financial statements when adopted.

Results of Operations

The following discussion of our results of operations highlights our performance for the three and nine months ended September 30, 2014 and 2013.  For the three and nine months ended September 30, 2014, we had net income of $26.1 million and $85.3 million or $0.63 and $2.35 per basic and diluted weighted average common share, respectively.  For the three and nine months ended September 30, 2013, we had net income of $7.5 million and a net loss of $48.6 million or $0.31 and $(2.04) per basic and diluted weighted average common share, respectively. During the later portion of 2013, and continuing through the nine months ended September 30, 2014, we expanded our investment in Non-Agency MBS and commenced investing in CMBS and other structured securities and adjusted our overall leverage and hedging strategy pursuant to our current business plan.

Investments

The following table presents certain information about our investment portfolio at September 30, 2014 which is a Non-GAAP measure due to the inclusion of our Linked Transactions, in order to present a complete economic presentation of our portfolio, which is reconciled to GAAP below, as follows (dollars in thousands):

	Principal Balance	Unamortized Premium (Discount)	Discount Designated as Credit Reserve and OTTI	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value	Net Weighted Average Coupon (1)
Agency RMBS 20-Year Mortgage
Coupon Rate:
3.00%	$327,049	$15,436	$—	$342,485	$(9,391)	$333,094	3.0%
3.50%	134,492	7,568	—	142,060	(1,910)	140,150	3.5%
4.00%	620,862	36,322	—	657,184	4,360	661,544	4.0%
	1,082,403	59,326	—	1,141,729	(6,941)	1,134,788	3.6%
30-Year Mortgage
Coupon Rate:
3.50%	552,952	38,468	—	591,420	(24,344)	567,076	3.5%
4.00%	477,226	40,111	—	517,337	(11,586)	505,751	4.0%
4.50%	584,466	44,283	—	628,749	10,076	638,825	4.5%
5.50%	72,663	9,372	—	82,035	536	82,571	5.5%
6.00%	8,170	981	—	9,151	189	9,340	6.0%
	1,695,477	133,215	—	1,828,692	(25,129)	1,803,563	4.1%

Agency RMBS IOs and IIOs(2)	N/A	N/A	—	185,335	7,013	192,348	4.0%
Agency and Non-Agency IOs and IIOs accounted for as derivatives (2)(3)	N/A	N/A	N/A	N/A	N/A	87,176	2.9%
	N/A	N/A	—	185,335	7,013	279,524	3.6%

Non-Agency RMBS	795,837	9,243	(177,917)	627,163	10,804	637,967	3.9%
Non-Agency RMBS IOs and IIOs	N/A	N/A	N/A	54,928	6,081	61,009	6.1%
	795,837	9,243	(177,917)	682,091	16,885	698,976	4.5%

Agency and Non-Agency CMBS, including Non U.S.	422,126	(20,672)	(7,354)	394,100	2,001	396,101	5.5%
CMBS Interest-Only Strips	N/A	N/A	N/A	4,438	141	4,579	4.9%
	422,126	(20,672)	(7,354)	398,538	2,142	400,680	5.5%

Other securities (4)	98,669	2,917	—	108,997	930	109,927	4.9%
Total: Non GAAP Basis-Including Linked Transaction	4,094,512	184,029	(185,271)	4,345,382	(5,100)	4,427,458	4.0%
Linked Transactions, including Non U.S.	37,839	1,013	—	38,852	(1,285)	37,567	9.8%
Total: GAAP Basis	$4,056,673	$183,016	$(185,271)	$4,306,530	$(3,815)	$4,389,891	4.0%

(1) Net weighted average coupon as of September 30, 2014 is presented net of servicing and other fees.

(2) Agency RMBS IOs and IIOs, Non-Agency RMBS IOs and IIOs, Agency and Non-Agency IOs and IIOs, accounted for as derivatives, and Agency and Non-Agency CMBS IOs and IIOs have no principal balances and bear interest based on a notional balance.  The notional balance is used solely to determine interest distributions on interest-only class of securities.  At September 30, 2014, the notional balance for Agency RMBS IOs and IIOs, Non-Agency IOs and IIOs, Agency, Non-Agency IOs and IIOs, accounted for as derivatives, and CMBS IOs and IIOs was $1.2 billion, $298.9 million, $756.7 million and $47.0 million, respectively.

(3) Interest on these securities is reported as a component of Gain (loss) on derivative instruments, net.

(4) Other securities include residual interest in asset-backed securities.

As of September 30, 2014 and 2013, the fixed-rate Agency RMBS we held consisted primarily of securities which our Manager believes exhibit prepayment mitigation attributes, including Agency RMBS collateralized by low loan balances, loans where the underlying borrower is unable to access the Making Home Affordable Program, including the Home Affordable Refinance Program or HARP or loans which were not originated by third party originators or brokers.

The following table details the constant prepayment rates for our Agency portfolio as of September 30, 2014, based on our Manager’s estimates which are based on third party models, as adjusted by our Manager, and are updated quarterly on a prospective basis:

Constant Prepayment Rates	Low	High
Agency RMBS
20-Year Mortgage	3.99%	18.53%
30-Year Mortgage	4.82%	32.05%
Agency RMBS IOs and IIOs	6.04%	12.35%
Agency RMBS IOs and IIOs accounted for as derivatives	6.22%	31.30%
Agency CMBS and Agency CMBS IOs and IIOs(1)	N/A	N/A
Agency CMBS IOs accounted for as derivatives(1)	N/A	N/A

(1)         CMBS generally include prepayment restrictions; therefore, there are no Constant Prepayment Rates available.

                The following table details information for our Non-Agency and other securities portfolio as of September 30, 2014, based on our Manager’s estimates which are based on third party models, as adjusted by our Manager, and is updated quarterly on a prospective basis:

	Cumulative Default		Cumulative Severity		Cumulative 5-Year Conditional Repayment Rate (CRR)
	Low	High	Low	High	Low	High
Non-Agency RMBS	7.50%	60.41%	28.76%	88.28%	2.58%	14.38%
Non-Agency RMBS IOs and IIOs	2.68%	44.34%	16.12%	73.65%	5.22%	9.16%
Non-Agency RMBS IOs and IIOs accounted for as derivatives	1.78%	14.49%	13.97%	59.80%	4.34%	7.92%
Non-Agency CMBS	—%	—%	—%	15.28%	—%	7.98%
Other securities	—%	10.34%	—%	71.12%	3.39%	11.20%
Linked transactions, net, at fair value	—%	32.81%	—%	51.83%	—%	8.41%

Investment Activity

Agency and Non-Agency RMBS, Agency and Non-Agency CMBS, IO and IIO Securities and Other Securities.

The following tables present our MBS and other securities activity, including linked transactions (Non-GAAP) for the three and nine months ended September 30, 2014 and 2013 (dollars in thousands):

	For the three months ended September 30, 2014
	Purchases	Principal Payments and Basis Recovery	Proceeds from Sales
Agency RMBS and Agency RMBS IOs and IIOs	$104,228	$73,136	$268,694
Non-Agency RMBS	99,257	20,287	155,366
Agency CMBS and Agency CMBS IOs and IIOs	4,813	830	3,672
Non-Agency CMBS	48,143	(883)	84,172
Other securities	66,385	(672)	—
Total MBS and other securities: Excluding Linked Transactions (GAAP)	$322,826	$92,698	$511,904
Non-Agency RMBS Linked Transactions	—	631	6,214
Other securities Linked Transactions	13,083	—	—
Total MBS and other securities: Including Linked Transactions (Non-GAAP)	$335,909	$93,329	$518,118

	For the nine months ended September 30, 2014
	Purchases	Principal Payments and Basis Recovery	Proceeds from Sales
Agency RMBS and Agency RMBS IOs and IIOs	$2,448,578	$187,211	$1,605,046
Non-Agency RMBS	703,272	43,049	395,456
Agency CMBS and Agency CMBS IOs and IIOs	24,009	1,664	3,673
Non-Agency CMBS, including Non U.S.	498,458	(883)	157,231
Other securities	144,559	(672)	78,932
Total MBS and other securities: Excluding Linked Transactions (GAAP)	$3,818,876	$230,369	$2,240,338
Non-Agency RMBS Linked Transactions	—	4,408	6,214
Non-Agency CMBS Linked Transactions, including Non U.S.	25,141	—	—
Other securities Linked Transactions	13,083	—	—
Total MBS and other securities: Including Linked Transactions (Non-GAAP)	$3,857,100	$234,777	$2,246,552

	For the three months ended September 30, 2013
	Purchases	Principal Payments and Basis Recovery	Proceeds from Sales
Agency RMBS and Agency RMBS IOs and IIOs	$8,354	$74,795	$652,521
Non-Agency RMBS	84,427	4,455	22,753
Agency CMBS and Agency CMBS IOs and IIOs	15,407	5	—
Non-Agency CMBS	8,325	—	—
Other securities	17,900	—	7,503
Total MBS and other securities: Excluding Linked Transactions (GAAP)	$134,413	$79,255	$682,777
Non-Agency RMBS Linked Transactions	19,614	96	—
Total MBS and other securities: Including Linked Transactions (Non-GAAP)	$154,027	$79,351	$682,777

	For the nine months ended September 30, 2013
	Purchases	Principal Payments and Basis Recovery	Proceeds from Sales
Agency RMBS and Agency RMBS IOs and IIOs	$1,579,753	$226,559	$2,798,409
Non-Agency RMBS	260,498	9,662	89,937
Agency CMBS and Agency CMBS IOs and IIOs	15,407	5	—
Non-Agency CMBS	8,325	—	—
Other securities	17,900	—	7,503
Total MBS and other securities: Excluding Linked Transactions (GAAP)	$1,881,883	$236,226	$2,895,849
Agency RMBS Linked Transactions	9,705	58	—
Non-Agency RMBS Linked Transactions	86,318	1,080	21,735
Total MBS and other securities: Including Linked Transactions (Non-GAAP)	$1,977,906	$237,364	$2,917,584

For the three and nine months ended September 30, 2014, we realized a net loss of approximately $192 thousand and a net gain of $1.1 million, respectively, from the unlinking of securities previously accounted for as derivatives through linked transactions.  We reclassify, from mark-to-market, adjustments on linked transactions to realized gain (loss) on linked transactions during the period the security becomes unlinked.  For the three and nine months ended September 30, 2013, we realized a net loss of approximately $699 thousand and a net gain of approximately $1.7 million, respectively, from the unlinking of securities previously accounted for as derivatives through linked transactions.

The following table presents the vintage of our MBS and other securities investment portfolio, including linked transactions at September 30, 2014:

	2001	2003	2004	2005	2006	2007	2009	2010	2011	2012	2013	2014	Total
Agency RMBS
20-Year Mortgage	—	—	—	—	—	—	—	—	—	5.9%	14.6%	5.3%	25.8%
30-Year Mortgage	—	—	—	—	—	—	0.3%	1.5%	0.1%	14.1%	11.7%	13.2%	40.9%
Agency Interest Only- Strips	—	—	—	—	0.3%	—	—	0.4%	0.4%	2.2%	0.7%	0.4%	4.4%
Agency and Non-Agency Interest-Only Strips, accounted for as derivatives	—	—	—	0.1%	—	—	—	0.2%	0.1%	0.9%	0.6%	—	1.9%
Non-Agency RMBS	—	0.1%	0.5%	4.4%	5.1%	4.2%	—	—	—	0.3%	—	0.9%	15.5%
Non-Agency Linked Transactions, including Non U.S.	—	—	—	—	—	0.2%	—	—	—	—	—	0.5%	0.7%
Agency and Non-Agency CMBS	—	—	0.2%	—	3.0%	3.4%	—	—	0.6%	—	—	1.2%	8.4%
Other securities	0.6%	—	—	—	—	—	—	—	—	—	0.7%	1.0%	2.3%
Other securities linked	—	—	—	—	—	—	—	—	—	—	—	0.1%	0.1%
Total MBS (Non-GAAP)	0.6%	0.1%	0.7%	4.5%	8.4%	7.8%	0.3%	2.1%	1.2%	23.4%	28.3%	22.6%	100%

As of September 30, 2014 the weighted average expected remaining term to the expected maturity of our investment portfolio, including linked transactions is 7.6 years.

Financing and Other Liabilities. We have entered into repurchase agreements to finance a substantial majority of our MBS and other securities.  These agreements are secured by substantially all of our MBS and other securities and bear interest at rates that have historically moved in close relationship to LIBOR.  The following table summarizes the fair value of MBS and other collateral pledged as of September 30, 2014 and December 31, 2013.

	September 30, 2014		December 31, 2013
(dollars in thousands) Collateral	Repurchase Agreement Borrowings Outstanding	Fair Value of MBS Collateral Pledged	Repurchase Agreement Borrowings Outstanding	Fair Value of MBS Collateral Pledged
Agency RMBS	$3,046,358	$3,197,721	$2,331,276	$2,463,347
Non-Agency RMBS	468,664	672,583	208,923	305,318
Agency and Non-Agency CMBS	288,025	378,717	17,544	23,597
Other securities	79,080	96,834	21,324	26,685
Total: Excluding Linked Transactions	$3,882,127	$4,345,855	$2,579,067	$2,818,947
Non-Agency RMBS Linked Transactions	6,788	8,507	61,187	79,746
Non-Agency CMBS Linked Transactions, including Non U.S.	14,022	23,370	—	—
Other securities Linked Transactions	2,840	5,690	—	—
Total: Including Linked Transactions (Non-GAAP)	$3,905,777	$4,383,422	$2,640,254	$2,898,693

The following tables present our borrowing activity, by type of collateral pledged, for the three and nine months ended September 30, 2014 and 2013:

(dollars in thousands)	For the three months ended September 30, 2014		For the nine months ended September 30, 2014
Collateral	Proceeds	Repayments	Proceeds	Repayments
Agency RMBS	$4,797,884	$5,015,844	$14,617,401	$13,902,320
Non-Agency RMBS	881,572	917,640	2,203,422	1,943,680
Agency and Non-Agency CMBS	512,590	539,778	947,256	676,775
Other securities	171,926	119,831	396,111	338,355
Total: Excluding Linked Transactions	$6,363,972	$6,593,093	$18,164,190	$16,861,130
Agency RMBS Linked Transactions
Non-Agency RMBS Linked Transactions	31,017	36,511	106,826	161,225
Non-Agency CMBS Linked Transactions, including Non U.S.	13,965	14,022	29,163	14,022
Other securities Linked Transactions	6,541	3,701	6,541	3,701
Total	$6,415,495	$6,647,327	$18,306,720	$17,040,078

(dollars in thousands)	For the three months ended September 30, 2013		For the nine months ended September 30, 2013
Collateral	Proceeds	Repayments	Proceeds	Repayments
Agency RMBS	$5,118,843	$5,834,708	$24,935,590	$26,581,195
Non-Agency RMBS	290,867	250,265	548,223	410,981
Agency and Non-Agency CMBS	14,685	—	14,685	—
Other securities	29,728	21,910	29,728	21,910
Total: Excluding Linked Transactions	$5,454,123	$6,106,883	$25,528,226	$27,014,086
Agency RMBS Linked Transactions	—	—	18,618	18,618
Non-Agency RMBS Linked Transactions	17,657	20,942	85,284	85,284
Total	$5,471,780	$6,127,825	$25,632,128	$27,117,988

At September 30, 2014, we had outstanding repurchase agreement borrowings with the following 20 counterparties totaling approximately $3.9 billion, which is a Non-GAAP measure due to our Linked Transactions, which is reconciled to GAAP below as follows:

			Fair Value of
(dollars in thousands)	Amount	Percent of Total Amount	Company Securities	Counterparty
Repurchase Agreement Counterparties	Outstanding	Outstanding	Held as Collateral	Rating(2)
Merrill Lynch Pierce Fenner & Smith Inc. (1)	$600,397	15.3%	$614,051	A
JP Morgan Securities LLC (1)	456,525	11.6%	525,406	A
Deutsche Bank Securities LLC (1)	439,772	11.2%	469,139	A
Barclays Capital Inc. (1)	390,329	10.0%	442,617	A
BNP Paribas Securities Corporation (1)	388,907	10.0%	420,343	A+
Goldman Sachs Bank USA (1)	237,021	6.1%	249,154	A
Credit Suisse Securities (USA) LLC (1)	234,025	6.0%	314,114	A
Mizuho Securities USA Inc. (1)	209,951	5.4%	237,686	(P)A2
Royal Bank of Canada (1)	191,177	4.9%	256,829	AA-
UBS Securities LLC (1)	169,459	4.3%	192,910	A
Morgan Stanley & Co. LLC (1)	162,912	4.2%	164,481	A
The Royal Bank of Scotland plc (1)	91,811	2.4%	127,661	BBB+
Jefferies & Company Inc. (1)	78,401	2.0%	81,965	BBB
RBC Capital Markets LLC (1)	76,031	1.9%	79,401	AA-
Wells Fargo Bank NA (1)	50,857	1.3%	53,899	AA-
Nomura Securities International, Inc. (1)	41,291	1.1%	43,671	Unrated(3)
Citigroup Global Markets Inc. (1)	34,901	0.9%	44,239	A
KGS-Alpha Capital Markets, L.P.	23,988	0.6%	25,150	Unrated
Deutsche Bank AG (1)	22,056	0.6%	32,690	A
Wells Fargo Securities LLC	5,966	0.2%	8,016	AA-
Total: Non-GAAP Basis — Including Linked Transactions, including Non U.S.	$3,905,777	100.0%	$4,383,422
Linked Transactions	23,650	—	37,567
Total: GAAP Basis — Excluding Linked Transactions	$3,882,127	—	$4,345,855

(1)         Counterparty holds collateral valued in excess of 5% of our stockholders’ equity as security for our obligations under the applicable repurchase agreements as of September 30, 2014.

(2)         The counterparty rating presented above is the long-term issuer credit rating as rated at September 30, 2014 by S&P, except for Mizuho Securities USA Inc. which is the long-term issuer credit rating by Moody’s at September 30, 2014.

(3)         Nomura Holdings, Inc., the parent company of Nomura Securities International, Inc., is rated BBB+ by S&P at September 30, 2014.

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

We record the liability for MBS and other securities purchased, for which settlement has not taken place as an investment related payable.  As of September 30, 2014, we had investment related payables of $14.8 million.

The following tables present our borrowings by type of collateral pledged as of September 30, 2014 and 2013, and the respective Effective Cost of Funds for the three and nine months then ended (dollars in thousands):

Collateral	Balance (GAAP) September 30, 2014	Weighted Average Cost of Funds for the three months ended September 30, 2014	Weighted Average Cost of Funds for the nine months ended September 30, 2014
Agency RMBS	$3,046,358	0.37%	0.38%
Non-Agency RMBS	468,664	1.65	1.63
Agency and Non-Agency CMBS	288,025	1.52	1.48
Other securities	79,080	1.31	1.46
Total	$3,882,127	0.63%	0.58%

Collateral	Balance (GAAP) September 30, 2013	Weighted Average Cost of Funds for the three months ended September 30, 2013	Weighted Average Cost of Funds for the nine months ended September 30, 2013
Agency RMBS	$3,149,124	0.42%	0.43%
Non-Agency RMBS	137,242	1.77	1.81
Agency and Non-Agency CMBS	14,685	1.86	1.86
Other securities	7,819	1.76	1.76
Total	$3,308,870	0.47%	0.46%

The following tables present our borrowings by type of collateral pledged as of September 30, 2014 and 2013, and the respective Effective Cost of Funds (Non-GAAP financial measure) for the three and nine months then ended (dollars in thousands) See “Non-GAAP financial measures”:

Collateral	Balance (Non- GAAP) September 30, 2014	Weighted Average Effective Cost of Funds for the three months ended September 30, 2014 (1)	Weighted Average Effective Cost of Funds for the nine months ended September 30, 2014 (1)
Agency RMBS	$3,046,358	1.71%	1.45%
Non-Agency RMBS	468,664	2.00	1.86
Agency and Non-Agency CMBS	288,025	2.42	2.18
Other securities	79,080	1.31	1.46
Total: Excluding Linked Transactions	$3,882,127	1.80%	1.53%
Non-Agency RMBS Linked Transactions	6,788	1.54	1.70
Non-Agency CMBS Linked Transactions, including Non U.S.	14,022	2.05	1.96
Other Securities Linked Transactions	2,840	2.01	1.96
Total	$3,905,777	1.80%	1.53%

(1) The effective cost of funds for the three and nine months ended September 30, 2014 are calculated on an annualized basis and include interest expense for the periods and net payments on interest rate swaps of approximately $11.9 million and $25.8 million, respectively and interest payments on Non-Agency and other securities linked transactions of approximately $139 thousand and $414 thousand, respectively. While swaps are not accounted for using hedge accounting, such instruments are viewed by us as an economic hedge against increases in interest rates on our liabilities and are classified as hedges for purposes of satisfying the REIT tax requirements.  In addition, although certain securities and their respective repurchase borrowings are classified as derivatives, we view the interest expense attributed to these borrowings as additional cost of funds.  See “Non-GAAP Financial Measures.”

Collateral	Balance (Non- GAAP) September 30, 2013	Weighted Average Effective Cost of Funds for the three months ended September 30, 2013 (1)	Weighted Average Effective Cost of Funds for the nine months ended September 30, 2013 (1)
Agency RMBS	$3,149,124	1.12%	0.96%
Non-Agency RMBS	137,242	1.77	1.81
Agency and Non-Agency CMBS	14,685	1.86	1.86
Other securities	7,819	1.76	1.76
Total: Excluding Linked Transactions	$3,308,870	1.14%	0.98%
Agency RMBS Linked Transactions	—	n/a	0.38
Non-Agency RMBS Linked Transactions	—	1.81	1.82
Total	$3,308,870	1.14%	0.98%

(1) The effective cost of funds for the three and nine months ended September 30, 2013, are calculated on an annualized basis and include interest expense for the periods and net payments on interest rate swaps of approximately $6.2 million and $15.9 million, respectively, interest payments on Agency linked transactions of approximately $0 and $6 thousand, respectively and interest payments on Non-Agency linked transactions of approximately $32 thousand and $220 thousand, respectively. While swaps are not accounted for using hedge accounting, such instruments are viewed by us as an economic hedge against increases in interest rates and are classified as hedges for purposes of satisfying the REIT tax requirements.  In addition, although certain securities and their respective repurchase borrowings are classified as derivatives, we view the interest expense attributed to these borrowings as additional cost of funds.  See “Non GAAP Financial Measures”.

The following table presents our average borrowings, by type of collateral pledged, on a GAAP and Non-GAAP basis for the three and nine months ended September 30, 2014 and 2013 (in thousands):

Collateral	For the three months ended September 30, 2014	For the three months ended September 30, 2013	For the nine months ended September 30, 2014	For the nine months ended September 30, 2013
Agency RMBS	$3,163,587	$3,502,521	$3,020,536	$3,991,256
Non-Agency RMBS	479,806	121,294	365,459	84,510
Agency and Non-Agency CMBS	326,917	1,069	190,547	364
Other securities	71,983	7,665	60,857	2,608
Total: Excluding Linked Transactions (GAAP)	$4,042,293	$3,632,549	$3,637,399	$4,078,738
Agency RMBS Linked Transactions (Non-GAAP)	—	—	—	2,111
Non-Agency RMBS Linked Transactions (Non-GAAP)	11,604	6,786	25,056	16,198
Non-Agency CMBS Linked Transactions (Non-GAAP), including Non U.S.	14,529	—	5,180	—
Other securites Linked Transactions (Non-GAAP)	3,753		1,297
Total (Non-GAAP)	$4,072,179	$3,639,335	$3,668,932	$4,097,047
Maximum borrowings during the period (Non-GAAP)(1)	4,228,887	3,967,221	4,258,778	4,808,778

(1)  Amount represents the maximum borrowings at month-end during each of the respective periods.

Derivative Instruments.  As of September 30, 2014, we had entered into swaps designed to mitigate the effects of increases in interest rates under a portion of our repurchase agreements as such repurchase agreements are renewed and/or extended.  The swaps generally provide for fixed interest rates that are indexed off of LIBOR and are viewed by us to effectively fix the floating interest rates on our repurchase agreements.  In managing our interest rate swap position in conjunction with our hedging strategy and potential tax implications, we may enter into variable-rate payment swaps which effectively act as an offset to fixed-rate payment swaps.  As of September 30, 2014, we had approximately $3.3 billion of variable-rate payment swaps in addition to $110.0 million of forward starting variable-rate payment swaps.

The following table presents information about our fixed pay rate interest rate swaps as of September 30, 2014 and December 31, 2013 (dollars in thousands):

	September 30, 2014
Remaining Interest Rate interest rate swap Term	Notional Amount	Average Fixed Pay Rate	Average Maturity (Years)	Forward Starting
1 year or less	$139,500	0.4%	0.1	—%
Greater than 1 year and less than 3 years	1,464,100	0.8	1.9	27.3
Greater than 3 years and less than 5 years	2,801,780	1.8	4.6	—
Greater than 5 years	3,377,450	3.0	11.0	45.4
Total	$7,782,830	2.1%	6.8	24.8%

	December 31, 2013
Remaining Interest Rate interest rate swap Term	Notional Amount	Average Fixed Pay Rate	Average Maturity (Years)	Forward Starting
1 year or less	$215,900	0.4%	0.8	—%
Greater than 1 year and less than 3 years	179,100	0.5	1.9	—
Greater than 3 years and less than 5 years	574,200	1.3	4.4	—
Greater than 5 years	1,718,650	2.4	10.8	28.6
Total	$2,687,850	1.9%	8.0	18.3%

The following table presents information about our variable pay rate interest rate swaps as of September 30, 2014 and December 31, 2013 (dollars in thousands):

	September 30, 2014
Remaining Interest Rate interest rate swap Term	Notional Amount	Average Variable Pay Rate	Average Maturity (Years)	Forward Starting
Greater than 3 years and less than 5 years	$1,749,600	0.2%	4.6	—%
Greater than 5 years	1,625,800	0.2	11.2	6.8
Total	$3,375,400	0.2%	7.8	3.3%

	December 31, 2013
Remaining Interest Rate interest rate swap Term	Notional Amount	Average Variable Pay Rate	Average Maturity (Years)	Forward Starting
Greater than 3 years and less than 5 years	$81,000	0.2%	4.8	—%
Greater than 5 years	46,000	0.2	24.1	—
Total	$127,000	0.2%	11.8	—%

The following tables present information about our interest rate swaptions as of September 30, 2014 and December 31, 2013 (dollars in thousands):

	September 30, 2014
	Option		Underlying Swap
Fixed-Pay Rate for Underlying Swap	Fair Value	Weighted Average Months Until Option Expiration	Notional Amount	Weighted Average Swap Term (Years)
1.51 – 1.75%	$35	1.6	$500,000	5.0
2.26 – 2.50%	312	20.8	105,000	1.0
3.51 – 3.75%	—	0.6	200,000	10.0
	$347	3.8	$805,000	5.7

	September 30, 2014
	Option		Underlying Swap
Fixed-Receive Rate for Underlying Swap	Fair Value	Weighted Average Months Until Option Expiration	Notional Amount	Weighted Average Swap Term (Years)
2.76 – 3.00%	$(2,571)	2.1	$540,000	10.0
	$(2,571)	2.1	$540,000	10.0

	December 31, 2013
	Option		Underlying Swap
Fixed-Pay Rate for Underlying Swap	Fair Value	Weighted Average Months Until Option Expiration	Notional Amount	Weighted Average Swap Term (Years)
2.51 – 2.75%	$1,889	4.4	$150,000	7.0
2.76 – 3.00%	2,762	4.3	250,000	7.0
3.01 – 3.25%	1,192	4.6	1,500,000	10.0
3.26 – 3.50%	971	4.0	100,000	10.0
3.51 – 3.75%	4,363	9.6	200,000	10.0
	$11,177	5.0	$2,200,000	9.5

	December 31, 2013
	Option		Underlying Swap
Fixed-Receive Rate for Underlying Swap	Fair Value	Weighted Average Months Until Option Expiration	Notional Amount	Weighted Average Swap Term (Years)
3.76 – 4.00%	$(264)	4.0	$100,000	10.0
	$(264)	4.0	$100,000	10.0

We also purchased or sold TBAs.  As of September 30, 2014 and December 31, 2013, we had contracts to purchase (“long position”) and sell (“short position”) TBAs on a forward basis.  Following is a summary of our long and short TBA positions reported in Derivative assets, at fair value on the Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013 (dollars in thousands):

	September 30, 2014		December 31, 2013
	Notional Amount	Fair Value	Notional Amount	Fair Value
Purchase contracts, asset	$1,915,000	$1,225	$13,600	$35
Sale contracts, asset	(650,000)	1,165	—	—
TBA securities, asset	1,265,000	2,390	13,600	35
Purchase contracts, liability	969,500	(1,357)	176,400	(1,207)
Sale contracts, liability	(1,119,500)	(684)	—	—
TBA securities, liability	(150,000)	(2,041)	176,400	(1,207)
TBA securities, net	$1,115,000	$349	$190,000	$(1,172)

The following table presents additional information about our contracts to purchase and sell TBAs for the nine months ended September 30, 2014 (dollars in thousands):

	Notional Amount as of December 31, 2013	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount as of September 30, 2014
Purchase of TBAs	$190,000	17,693,696	$(14,99,196)	$2,884,500
Sale of TBAs	$—	16,768,696	$(14,99,196)	$1,769,500

We also entered into Eurodollar futures during the nine months ended September 30, 2014. As of September 30, 2014, we had purchase contracts (“long position”), representing a notional amount of $592.0 million with a fair value of $104 thousand and an expiration date of June 2016. In addition, as of September 30, 2014, we had contracts to sell (“short position”), representing a notional amount of $592.0 million with a fair value in a liability position of $414 thousand and an expiration date of June 2018.

The following is a summary of our foreign currency forwards with a fair value in a liability position of $81 thousand at September 30, 2014:

Derivative Type	Notional Amount	Notional (USD Equivalent)	Maturity
Buy EUR/Sell USD Currency forward	€11,100	$14,113	December 2014

The following is a summary of our foreign currency swaps with a fair value of $2.1 million at September 30, 2014:

Date entered	Maturity	Fixed Rate	Denomination	Notional Amount
June 2014	July 2024	7.25%	EUR	18,500
June 2014	July 2024	9.005%	USD	25,160

Net Interest Income

We earned interest income, net of premium amortization and amortization/recovery of basis, and inclusive of discount accretion, of approximately $40.7 million and $108.8 million for the three and nine months ended September 30, 2014, respectively, and approximately $30.7 million and $97.1 million for the three and nine months ended September 30, 2013, respectively, which represents interest earned on our assets.  We incurred interest expense of approximately $6.5 million and $15.8 million for the three and nine months ended September 30, 2014, respectively, and approximately $4.3 million and $14.0 million for the three and nine months ended September 30, 2013, respectively, which was related to borrowings from repurchase agreements.  The increase in interest income is primarily attributable to the overall increase in the size of our portfolio and the change in its composition.  Other factors impacting interest income include leverage and assumptions pertaining prepayments, defaults and loss severity.  Cost of repurchase financing remained relatively constant as the Federal Reserve continues to maintain its accommodative monetary policy.  Our effective gross yield, a non-GAAP measure, decreased for the quarter due to the change in composition of our portfolio.  Our effective cost of funds, a non-GAAP measure, for the quarter was 1.80%, a 0.63% increase from the prior quarter ended June 30, 2014.  The increase in our effective cost of funds for the quarter ended September 30, 2014, primarily resulted from an increase in our interest rate swaps in order to lower our overall duration.

	For the three months ended September 30, 2014
(dollars in thousands)	Agency RMBS	Non-Agency RMBS	Agency and Non-Agency CMBS	Other securities	Total

Average amortized cost of securities	$3,279,209	$667,503	$408,642	$86,333	$4,441,687

Total interest income (1)	$24,871	$9,802	$4,921	$1,124	$40,718

Yield on average securities	3.01%	5.83%	4.78%	5.17%	3.64%

Average balance of repurchase agreements	$3,163,587	$479,806	$326,917	$71,983	$4,042,293
Total interest expense	$2,985	$1,990	$1,255	$238	$6,468
Average cost of funds (2)	0.37%	1.65%	1.52%	1.31%	0.63%

Net interest income	$21,886	$7,812	$3,666	$886	$34,250
Net interest rate spread	2.64%	4.18%	3.26%	3.86%	3.01%

(1)Amount includes net (amortization of premiums), accretion of discounts and (amortization/recovery of basis) of approximately $(15.4) million for Agency RMBS, approximately $(1.4) million for Non-Agency RMBS, approximately $(1.4) million for Agency and Non-Agency CMBS, and approximately $92 thousand for other securities for three months ended September 30, 2014. In accordance with GAAP, interest income does not include $922 thousand for linked transactions for the three months ended September 30, 2014; instead such amounts are included in gain (loss) on linked transactions.

(2) For the three months ended September 30, 2014, cost of funds does not include accrual and settlement of interest associated with derivative instruments and linked transactions of approximately $1.8 million and $139 thousand, respectively. In accordance with GAAP, such costs are included in gain (loss) on derivative instruments and gain (loss) on linked transactions, respectively, in the Consolidated Statement of Operations.

	For the nine months ended September 30, 2014
(dollars in thousands)	Agency RMBS	Non-Agency RMBS	Agency and Non-Agency CMBS	Other securities	Total

Average amortized cost of securities	$3,223,078	$520,320	$241,659	$73,806	$4,058,863

Total interest income (1)	$73,331	$23,297	$9,129	$2,995	$108,752

Yield on average securities	3.04%	5.99%	5.05%	5.43%	3.58%

Average balance of repurchase agreements	$3,020,536	$365,459	$190,547	$60,857	$3,637,399

Total interest expense	$8,607	$4,450	$2,109	$663	$15,829

Average cost of funds (2)	0.38%	1.63%	1.48%	1.46%	0.58%

Net interest income	$64,724	$18,847	$7,020	$2,332	$92,923

Net interest rate spread	2.66%	4.36%	3.57%	3.97%	3.00%

(1)Amount includes net (amortization of premiums), accretion of discounts and (amortization/recovery of basis) of approximately $(41.4) million for Agency RMBS, approximately $(1.3) million for Non-Agency RMBS, approximately $(940) thousand for Agency and Non-Agency CMBS and approximately $333 thousand for other securities for the nine months ended September 30, 2014. In accordance with GAAP, interest income does not include approximately $2.1 million for linked transactions for the nine months ended September 30, 2014; instead such amounts are included in gain (loss) on linked transactions.

(2)  For the nine months ended September 30, 2014, cost of funds does not include accrual and settlement of interest of approximately $25.8 million and $414 thousand associated with derivative instruments and linked transactions, respectively. In accordance with GAAP, such costs are included in gain (loss) on derivative instruments and gain (loss) on linked transactions, respectively, in the Consolidated Statement of Operations.

	For the three months ended September 30, 2013
(dollars in thousands)	Agency RMBS	Non-Agency RMBS	Agency and Non-Agency CMBS	Other securities	Total

Average amortized cost of securities	$3,605,687	$190,315	$970	$12,910	$3,809,882

Total interest income (1)	$27,216	$3,115	$22	$301	$30,654

Yield on average securities	2.99%	6.49%	9.00%	9.25%	3.19%

Average balance of repurchase agreements	$3,502,521	$121,294	$1,069	$7,665	$3,632,549

Total interest expense	$3,692	$542	$5	$34	$4,273

Average cost of funds (2)	0.42%	1.77%	1.86%	1.76%	0.47%

Net interest income	$23,524	$2,573	$17	$267	$26,381

Net interest rate spread	2.57%	4.72%	7.14%	7.49%	2.72%

(1)Amount includes net (amortization of premiums), accretion of discounts and (amortization/recovery of basis) of approximately $(14.8) million for Agency RMBS, approximately $2.4 million for Non-Agency RMBS, approximately $14 thousand for Agency and Non-Agency CMBS, and approximately $64 thousand for other securities for three months ended September 30, 2013. In accordance with GAAP, interest income does not include $209 thousand for linked transactions for the three months ended September 30, 2013; instead such amounts are included in gain (loss) on linked transactions.

(2) For the three months ended September 30, 2013, cost of funds does not include accrual and settlement of interest associated with derivative instruments and linked transactions of approximately $6.2 million and $32 thousand, respectively. In accordance with GAAP, such costs are included in gain (loss) on derivative instruments and gain (loss) on linked transactions, respectively, in the Consolidated Statement of Operations.

	For the nine months ended September 30, 2013
(dollars in thousands)	Agency RMBS	Non-Agency RMBS	Agency and Non-Agency CMBS	Other securities	Total

Average amortized cost of securities	$4,139,688	$152,570	$329	$4,392	$4,296,979

Total interest income (1)	$89,794	$7,029	$22	$301	$97,146

Yield on average securities	2.90%	6.16%	9.00%	9.25%	3.02%

Average balance of repurchase agreements	$3,991,256	$84,510	$364	$2,608	$4,078,738

Total interest expense	$12,794	$1,143	$5	$34	$13,976

Average cost of funds (2)	0.43%	1.81%	1.86%	1.76%	0.46%

Net interest income	$77,000	$5,886	$17	$267	$83,170

Net interest rate spread	2.47%	4.35%	7.14%	7.49%	2.56%

(1)Amount includes net (amortization of premiums), accretion of discounts and (amortization/recovery of basis) of approximately $(48.5) million for Agency RMBS, approximately $5.2 million for Non-Agency RMBS, approximately $14 thousand for Agency and Non-Agency CMBS and approximately $64 thousand for other securities for the nine months ended September 30, 2013. In accordance with GAAP, interest income does not include approximately $1.2 million for linked transactions for the nine months ended September 30, 2013; instead such amounts are included in gain (loss) on linked transactions.

(2)  For the nine months ended September 30, 2013, cost of funds does not include accrual and settlement of interest of approximately $15.9 million and $226 thousand associated with derivative instruments and linked transactions, respectively. In accordance with GAAP, such costs are included in gain (loss) on derivative instruments and gain (loss) on linked transactions, respectively, in the Consolidated Statement of Operations.

The following tables set forth certain information regarding our net investment income for the three and nine months ended September 30, 2014 and 2013, See “Non-GAAP Financial Measures”:

For the three months ended September 30, 2014:

Non-GAAP Financial Measures:

(dollars in thousands)	Agency RMBS	Non-Agency RMBS	Agency and Non-Agency CMBS	Other securities	Total

Average amortized cost of securities held including Agency and Non-Agency Interest-Only Strips accounted for as derivatives and linked transactions	$3,350,785	$685,106	$449,271	$86,333	$4,571,495

Total interest income including interest income on Agency and Non-Agency Interest-Only Strips accounted for as derivatives and linked transactions(1)	$26,116	$10,150	$5,675	$1,375	$43,316

Yield on average amortized cost of securities including adjustments related to cost of Agency and Non-Agency Interest-Only Strips accounted for as derivatives and linked transactions	3.09%	5.88%	4.02%	5.81%	3.75%

Average balance of repurchase agreements, including repurchase agreements on linked transactions	$3,163,587	$491,410	$341,446	$75,736	$4,072,179

Total interest expense including interest income (expense), net incurred on interest rate swaps and interest expense incurred on linked transactions(2)	$13,662	$2,464	$2,072	$257	$18,455

Average cost of funds including interest income (expense) on Agency and Non-Agency Interest-Only Strips accounted for as derivatives and interest income (expense), net incurred on interest rate swaps and linked transactions	1.71%	1.99%	2.41%	1.35%	1.80%

Net interest income including interest income (expense) on Agency and Non-Agency Interest-Only Strips, accounted for as derivatives and interest income (expense), net incurred on interest rate swaps and linked transactions	$12,454	$7,686	$3,603	$1,118	$24,861

Net interest rate spread including interest income (expense) on Agency and Non-Agency Interest-Only Strips accounted as derivatives and interest income (expense), net incurred on interest rate swaps and linked transactions	1.38%	3.89%	1.61%	4.46%	1.95%

(1) For the three months ended September 30, 2014 includes net (amortization of premiums), accretion of discounts and (amortization/recovery of basis) of approximately $(22.5) million. This amount is composed of approximately $(15.4) million for Agency RMBS included in interest income, approximately $(1.4) million for Non-Agency RMBS included in interest income, approximately $(1.4) million for Agency and Non-Agency CMBS included in interest income, approximately $92 thousand for Other securities included in interest income, approximately $(423) thousand for Non-Agency linked transactions (Non-GAAP measure), approximately $203 thousand for other securities linked transactions (Non-GAAP measure), and approximately $(4.2) million of amortization/recovery of basis on Agency and Non-Agency Interest-Only Strips accounted for as derivatives (Non-GAAP measure), not reported in interest income for GAAP (included in Loss on derivative instruments).

(2)  Represents the net amount paid, including accrued amounts, for interest rate swaps during the period, included in loss on derivative instruments for GAAP and interest expense on linked transactions.

For the nine months ended September 30, 2014:

Non-GAAP Financial Measures:

(dollars in thousands)	Agency RMBS	Non-Agency RMBS	Agency and Non-Agency CMBS	Other securities	Total

Average amortized cost of securities held including Agency and Non-Agency Interest-Only Strips accounted for as derivatives and linked transactions	$3,301,493	$555,958	$266,694	$73,806	$4,197,951

Total interest income including interest income on Agency and Non-Agency Interest-Only Strips accounted for as derivatives and linked transactions(1)	$78,411	$24,919	$10,420	$3,246	$116,996

Yield on average amortized cost of securities including adjustments related to cost of Agency and Non-Agency Interest-Only Strips accounted for as derivatives and linked transactions	3.18%	5.99%	4.65%	5.68%	3.72%

Average balance of repurchase agreements, including repurchase agreements on linked transactions	$3,020,536	$390,515	$195,727	$62,154	$3,668,932

Total interest expense including interest income (expense), net incurred on interest rate swaps and interest expense incurred on linked transactions(2)	$32,768	$5,392	$3,185	$682	$42,027

Average cost of funds including interest income (expense) on Agency and Non-Agency Interest-Only Strips accounted for as derivatives and interest income (expense), net incurred on interest rate swaps and linked transactions	1.45%	1.85%	2.18%	1.47%	1.53%

Net interest income including interest income (expense) on Agency and Non-Agency Interest-Only Strips, accounted for as derivatives and interest income (expense), net incurred on interest rate swaps and linked transactions	$45,643	$19,527	$7,235	$2,564	$74,969

Net interest rate spread including interest income (expense) on Agency and Non-Agency Interest-Only Strips accounted as derivatives and interest income (expense), net incurred on interest rate swaps and linked transactions	1.73%	4.14%	2.47%	4.21%	2.19%

(1) For the nine months ended September 30, 2014 includes net (amortization of premiums), accretion of discounts and (amortization/recovery of basis) of approximately $(60.4) million. This amount is composed of approximately $(41.4) million for Agency RMBS included in interest income, approximately $(1.3) million for Non-Agency RMBS included in interest income, approximately $(940) thousand for Agency and Non-Agency CMBS included in interest income, approximately $333 thousand for Other securities included in interest income, approximately $(3.1) million for Non-Agency linked transactions (Non-GAAP measure), approximately $203 thousand for other securities linked transactions (Non-GAAP measure), and approximately $(14.3) million of amortization/recovery of basis on Agency and Non-Agency Interest-Only Strips accounted for as derivatives (Non-GAAP measure), not reported in interest income for GAAP (included in Loss on derivative instruments).

(2)  Represents the net amount paid, including accrued amounts, for interest rate swaps during the period, included in loss on derivative instruments for GAAP and interest expense on linked transactions.

For the three months ended September 30, 2013:

Non-GAAP Financial Measures:

(dollars in thousands)	Agency RMBS	Non-Agency RMBS	Agency and Non-Agency CMBS	Other securities	Total

Average amortized cost of securities held including Agency and Non-Agency Interest-Only Strips accounted for as derivatives and linked transactions	$3,703,634	$200,369	$1,132	$12,910	$3,918,045

Total interest income including interest income on Agency and Non-Agency Interest-Only Strips accounted for as derivatives and linked transactions(1)	$30,167	$3,323	$25	$301	$33,816

Yield on average amortized cost of securities including adjustments related to cost of Agency and Non-Agency Interest-Only Strips accounted for as derivatives and linked transactions	3.23%	6.58%	8.76%	9.25%	3.42%

Average balance of repurchase agreements, including repurchase agreements on linked transactions	$3,502,521	$128,080	$1,069	$7,665	$3,639,335

Total interest expense including interest income (expense), net incurred on interest rate swaps and interest expense incurred on linked transactions(2)	$9,851	$573	$5	$34	$10,463

Average cost of funds including interest income (expense) on Agency and Non-Agency Interest-Only Strips accounted for as derivatives and interest income (expense), net incurred on interest rate swaps and linked transactions	1.12%	1.77%	1.86%	1.76%	1.14%

Net interest income including interest income (expense) on Agency and Non-Agency Interest-Only Strips, accounted for as derivatives and interest income (expense), net incurred on interest rate swaps and linked transactions	$20,316	$2,750	$20	$267	$23,353

Net interest rate spread including interest income (expense) on Agency and Non-Agency Interest-Only Strips accounted as derivatives and interest income (expense), net incurred on interest rate swaps and linked transactions	2.11%	4.81%	6.90%	7.49%	2.28%

(1) For the three months ended September 30, 2013 includes net (amortization of premiums), accretion of discounts and (amortization/recovery of basis) of approximately $(16.1) million. This amount is composed of approximately $(14.8) million for Agency RMBS included in interest income, approximately $2.6 million for Non-Agency RMBS included in interest income, approximately $14 thousand for Agency and Non-Agency CMBS included in interest income, approximately $64 thousand for Other securities included in interest income, approximately $160 thousand for Non-Agency linked transactions (Non-GAAP measure) and approximately $(4.0) million of amortization/recovery of basis on Agency and Non-Agency Interest-Only Strips accounted for as derivatives (Non-GAAP measure), not reported in interest income for GAAP (included in Loss on derivative instruments).

(2)  Represents the net amount paid, including accrued amounts, for interest rate swaps during the period, included in loss on derivative instruments for GAAP and interest expense on linked transactions.

For the nine months ended September 30, 2013:

Non-GAAP Financial Measures:

(dollars in thousands)	Agency RMBS	Non-Agency RMBS	Agency and Non-Agency CMBS	Other securities	Total

Average amortized cost of securities held including Agency and Non-Agency Interest-Only Strips accounted for as derivatives and linked transactions	$4,237,675	$178,544	$384	$4,392	$4,420,995

Total interest income including interest income on Agency and Non-Agency Interest-Only Strips accounted for as derivatives and linked transactions(1)	$96,948	$8,190	$25	$301	$105,464

Yield on average amortized cost of securities including adjustments related to cost of Agency and Non-Agency Interest-Only Strips accounted for as derivatives and linked transactions	3,06%	6.13%	8.76%	9.25%	3.19%

Average balance of repurchase agreements, including repurchase agreements on linked transactions	$3,993,367	$100,708	$364	$2,608	$4,097,047

Total interest expense including interest income (expense), net incurred on interest rate swaps and interest expense incurred on linked transactions(2)	$28,696	$1,363	$5	$34	$30,098

Average cost of funds including interest income (expense) on Agency and Non-Agency Interest-Only Strips accounted for as derivatives and interest income (expense), net incurred on interest rate swaps and linked transactions	0.96%	1.81%	1.86%	1.76%	0.98%

Net interest income including interest income (expense) on Agency and Non-Agency Interest-Only Strips, accounted for as derivatives and interest income (expense), net incurred on interest rate swaps and linked transactions	$68,252	$6,827	$20	$267	$75,366

Net interest rate spread including interest income (expense) on Agency and Non-Agency Interest-Only Strips accounted as derivatives and interest income (expense), net incurred on interest rate swaps and linked transactions	2.10%	4.32%	6.90%	7.49%	2.21%

(1) For the nine months ended September 30, 2013 includes net (amortization of premiums), accretion of discounts and (amortization/recovery of basis) of approximately $(55.2) million. This amount is composed of approximately $(48.5) million for Agency RMBS included in interest income, approximately $5.2 million for Non-Agency RMBS included in interest income, approximately $14 thousand for Agency and Non-Agency CMBS included in interest income, approximately $64 thousand for Other securities included in interest income, approximately $(9) thousand for Agency linked transactions (Non-GAAP measure), approximately $926 thousand for Non-Agency linked transactions (Non-GAAP measure) and approximately $(12.9) million of amortization/recovery of basis on Agency and Non-Agency Interest-Only Strips accounted for as derivatives (Non-GAAP measure), not reported in interest income for GAAP (included in Loss on derivative instruments).

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

Other Income (Loss)

The following tables present the sales of our MBS and other securities (dollars in thousands):

	For the three months ended September 30, 2014
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Agency RMBS	$268,694	$2,557	$(4,865)	$(2,308)
Non-Agency RMBS	155,366	6,257	(414)	5,843
Agency and Non-Agency CMBS (1)	87,844	1,786	(20)	1,766
Other securities	—	—	—	—
Total	$511,904	$10,600	$(5,299)	$5,301

(1)         Includes proceeds for Agency CMBS Interest-Only Strips, accounted for as derivatives, of approximately $3.7 million, gross realized gains of $389 thousand and gross realized losses of $0.

	For the nine months ended September 30, 2014
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Agency RMBS (1)	$1,605,046	$11,570	$(40,934)	$(29,364)
Non-Agency RMBS	395,456	19,759	(995)	18,764
Agency and Non-Agency CMBS (2)	160,904	2,153	(22)	2,131
Other securities	78,932	5,064	—	5,064
Total	$2,240,338	$38,546	$(41,951)	$(3,405)

(1)   Includes proceeds for Agency Interest-Only Strips, accounted for as derivatives, of approximately $31.4 million, gross realized gains of $437 thousand and gross realized losses of approximately $1.6 million.

(2)   Includes proceeds for Agency CMBS Interest-Only Strips, accounted for as derivatives, of approximately $3.7 million, gross realized gains of $389 thousand and gross realized losses of approximately $0.

	For the three months ended September 30, 2013
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Agency RMBS	$652,521	$—	$(47,036)	$(47,036)
Non-Agency RMBS	22,753	571	—	571
Other securities	7,503	323	—	323
Total	$682,777	$894	$(47,036)	$(46,142)

	For the nine months ended September 30, 2013
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Agency RMBS (1)	$2,798,409	$8,646	$(77,903)	$(69,257)
Non-Agency RMBS	89,937	4,950	—	4,950
Other securities	7,503	323	—	323
Total	$2,895,849	$13,919	$(77,903)	$(63,984)

(1)   Includes proceeds for Agency Interest-Only Strips, accounted for as derivatives, of approximately $8.4 million and gross realized losses of $99 thousand.

The MBS and structured securities markets remain dynamic and, at times, volatile markets.  Our Manager regularly reviews the characteristics of our portfolio and may make changes to our portfolio in order to adjust such portfolio characteristics in response to and/or anticipation of changing market conditions in an effort to achieve the appropriate risk reward ratio. Accordingly, due to changes in market conditions or expected changes in market conditions, we sold these MBS and other securities in order to adjust the overall characteristics of our portfolio including, but not limited to, prepayment expectations and duration.

With respect to our MBS and other securities, we elected the fair value option and, as a result, we record the change in fair value related to MBS and other securities in earnings.  The following tables present amounts related to realized gains and losses as well as changes in fair value of our securities portfolio and derivative instruments that are included in our Consolidated Statement of Operations for three and nine months ended September 30, 2014 and 2013:

For the three months ended September 30, 2014:

Description	Realized Gain (Loss), net	Contractual interest income (expense), net(1)	Other loss on Mortgage -backed securities	Unrealized Gain (Loss), net	Basis Recovery	Mark-to- market adjustments	Total

MBS and Other Securities	$4,912	$—	$(2,857)	$(4,453)	$—	$—	$(2,398)
Cash and cash equivalents(2)	1,070	(128)	—	—	—	—	942

Derivative Instruments:
Interest rate swaps	23,798	(11,848)	—	—	—	(14,767)	(2,817)
Interest rate swaptions	—		—	—	—	(624)	(624)
Agency and Non-Agency Interest-Only Strips accounted for as derivatives	389	5,723	—	—	(4,187)	(915)	1,010
Options	—	—	—	—	—	(340)	(340)
Futures contracts	—	—	—	—	—	(200)	(200)
Foreign currency forwards	(1,182)	—	—	—	—	57	(1,125)
Foreign currency swaps	—	140	—	—	—	2,057	2,197
TBAs	2,608	—	—	—	—	(1,110)	1,498
Linked Transactions	107	1,206	—	—	(423)	(2,131)	(1,241)
Total	$31,702	$(4,907)	$(2,857)	$(4,453)	$(4,610)	$(17,973)	$(3,098)

(1) Contractual interest income (expense), net on derivative instruments includes interest settlement paid or received. In addition, contractual interest income (expense), net on linked transactions includes accretion of approximately $203 thousand for other securities.

(2) Cash and cash equivalents realized gain (loss) net includes gain (loss) on foreign currency transactions.

For the nine months ended September 30, 2014:

Description	Realized Gain (Loss), net	Contractual interest income (expense), net(1)	Other loss on Mortgage -backed securities	Unrealized Gain (Loss), net	Basis Recovery	Mark-to- market adjustments	Total

MBS and Other Securities	$(2,650)	$—	$(7,565)	$140,755	$—	$—	$130,540
Cash and cash equivalents (2)	1,070	(116)	—	—	—	—	954

Derivative Instruments:
Interest rate swaps	39,796	(25,784)	—	—	—	(144,882)	(130,870)
Interest rate swaptions	(5,908)	—	—	—	—	(5,615)	(11,523)
Agency and Non-Agency Interest-Only Strips accounted for as derivatives	(755)	20,288	—	—	(14,286)	(332)	4,915
Options	—	—	—	—	—	(340)	(340)
Futures contracts	(16,495)	—	—	—	—	(311)	(16,806)
Foreign currency forwards	(1,182)	—	—	—	—	(81)	(1,263)
Foreign currency swaps	—	141	—	—	—	2,072	2,213
TBAs	25,169	—	—	—	—	1,521	26,690
Linked Transactions	1,397	4,669	—	—	(2,982)	(1,418)	1,666
Total	$40,442	$(802)	$(7,565)	$140,755	$(17,268)	$(149,386)	$6,176

(1) Contractual interest income (expense), net on derivative instruments includes interest settlement paid or received. In addition, contractual interest income (expense), net on linked transactions includes amortization of approximately $(122) thousand for Non-Agency RMBS and accretion of approximately $203 thousand for other securities.

(2) Cash and cash equivalents realized gain (loss) net includes gain (loss) on foreign currency transactions.

For the three months ended September 30, 2013:

Description	Realized Gain (Loss), net	Contractual interest income (expense), net(1)	Other loss on Mortgage -backed securities	Unrealized Gain (Loss), net	Basis Recovery	Mark-to- market adjustments	Total

MBS and Other Securities	$(46,142)	$—	$(2,363)	$37,528	$—	$—	$(10,977)
Cash and cash equivalents	—	11	—	—	—	—	11

Derivative Instruments:
Interest rate swaps	23,166	(6,158)	—	—	—	(28,891)	(11,883)
Interest rate swaptions	22,633	—	—	—	—	(16,065)	6,568
Agency and Non-Agency Interest-Only Strips accounted for as derivatives	—	6,993	—	—	(4,040)	(4,824)	(1,871)
TBAs	1,016	—	—	—	—	2,361	3,377
Linked Transactions	(699)	177	—	—	—	(25)	(547)
Total	$(26)	$1,023	$(2,363)	$37,528	$(4,040)	$(47,444)	$(15,322)

(1) Contractual interest income (expense), net on derivative instruments includes interest settlement paid or received. In addition, contractual interest income (expense), net on linked transactions includes accretion of discount of $160 thousand for Non-Agency RMBS.

For the nine months ended September 30, 2013:

Description	Realized Gain (Loss), net(1)	Contractual interest income (expense), net	Other loss on Mortgage -backed securities	Unrealized Gain (Loss), net	Basis Recovery	Mark-to- market adjustments	Total

MBS and Other Securities	$(63,885)	$—	$(8,164)	$(173,517)	$—	$—	$(245,566)
Cash and cash equivalents	—	56	—	—	—	—	56

Derivative Instruments:
Interest rate swaps	65,305	(15,896)	—	—	—	44,169	93,578
Interest rate swaptions	23,671	—	—	—	—	3,180	26,851
Agency and Non-Agency Interest-Only Strips accounted for as derivatives	(99)	19,968	—	—	(12,856)	(3,539)	3,474
Options	(925)	—	—	—	—	—	(925)
TBAs	(1,547)	—	—	—	—	(926)	(2,473)
Linked Transactions	3,049	980	—	—	—	(71)	3,958
Total	$25,569	$5,108	$(8,164)	$(173,517)	$(12,856)	$42,813	$(121,047)

(1) Contractual interest income (expense), net on derivative instruments includes interest settlement paid or received. In addition, contractual interest income (expense), net on linked transactions includes amortization of premium of $9 thousand for Agency RMBS and accretion of discount of $926 thousand for Non-Agency RMBS.

In order to mitigate interest rate risk resulting from our future repurchase agreement borrowings, we entered into interest rate swaps with an aggregate notional amount of approximately $11.2 billion, of which $2.0 billion are forward starting.  Our effective swaps are comprised of approximately $5.9 billion fixed pay rate swaps and $3.3 billion are variable pay swaps, which effectively fix (for the life of the swap) the floating interest rate of approximately $2.6 billion and interest rate swaptions with an aggregate notional amount of approximately $265.0 million at September 30, 2014.  Similarly, we have entered into a currency swap for approximately $25.2 million (€18.5 million) and currency forward for approximately $14.1 million (€11.1 million) in order to mitigate our foreign currency risk on our euro denominated assets and liabilities.  While not designated as a hedge for accounting purposes, our current and future interest rate swaps, interest rate swaptions, foreign currency swaps and foreign currency forwards are, respectively, viewed as an economic hedge on a portion of our floating-rate borrowings and foreign currency rate exposure, respectively.  Since we do not apply hedge accounting for these instruments, we record the change in fair value related to such agreements in earnings as unrealized gain (loss) on derivative instruments.  Included in realized gain or loss on derivative instruments are the net interest rate swap payments and currency payments (including accrued amounts) associated with these instruments.

Expenses

General and Administrative Expenses

We incurred general and administrative expenses of approximately $2.3 million and $6.7 million for the three and nine months ended September 30, 2014, respectively, and approximately $1.5 million and $4.8 million for the three and nine months ended September 30, 2013, respectively, which represents professional fees, insurance, non-cash stock based compensation and overhead costs of the Company.  The increase in general and administrative expenses from 2014 over 2013 is primarily due to an increase in audit and insurance fees and compensation expense for our chief financial officer and controller.

Management Fee Expense

We incurred management fee expense of approximately $2.8 million and $7.1 million for the three and nine months ended September 30, 2014, respectively, and approximately $2.0 million and $6.0 million for the three and nine months ended September 30, 2013, respectively, of which approximately $2.8 million was payable at September 30, 2014 to our Manager under the Management Agreement.  Pursuant to the terms of the Management Agreement, our Manager is paid a management fee equal to 1.5% per annum of our stockholders’ equity (as defined in the Management Agreement), calculated and payable (in cash) quarterly in arrears.  Management fees primarily increased from 2014 over 2013 due to an increase in our stockholder’s equity resulting from the successful completion of our follow-on offering in April 2014.

The management fees, expense reimbursements and the relationship between our Manager and us are discussed further in Note 9, “Related Party Transactions,” to the consolidated financial statements contained in this Quarterly Report on Form 10-Q.

Dividends

The following table presents cash dividends declared and paid by us on our common stock:

Declaration Date	Record Date	Payment Date	Amount per Share		Tax Characterization

2014
September 23, 2014	October 3, 2014	October 28, 2014	$0.70		Not yet determined
June 19, 2014	June 30, 2014	July 29, 2014	$0.67		Not yet determined
March 20, 2014	March 31, 2014	April 29, 2014	$0.67		Not yet determined

2013
April 1, 2013	April 12, 2013	April 30, 2013	$0.95		Ordinary income
June 20, 2013	July 1, 2013	July 29, 2013	$0.90		Ordinary income
September 19, 2013	September 30, 2013	October 29, 2013	$0.90		Ordinary income
December 19, 2013	December 30, 2013	January 28, 2014	$2.35	(1)	Ordinary income

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

Subsequent Events

On October 14, 2014, we made our initial investment in residential whole loans purchasing a trust certificate representing 100% ownership in an approximately $1.6 million pool of newly originated residential mortgages.

On October 30, 2014, our Board of Directors appointed M. Christian Mitchell as Lead Independent Director.

Effective November 10, 2014, Ranjit M. Kripalani will join our Board of Directors as an independent director, increasing the number of independent directors to four and the total number of directors to six.

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

Under our repurchase agreements and derivative contracts, lenders and counterparties retain the right to determine the fair value of the collateral pledged, or in the case of cleared swaps the required collateral may be determined by clearinghouse rules.  A reduction in the value of the collateral pledged will require us to provide additional collateral or fund cash margin calls.  Alternatively, since margins calls for our interest rate swaps and swaptions generally are inversely correlated to those of our repurchase agreements, our interest rate swap and swaptions counterparties would likely be required to post collateral with us during a period in which we were required to post collateral with our repurchase agreement counterparties.  During 2013, the fixed income markets experienced volatility and, in particular, the sell-off in Agency RMBS that occurred between the beginning of July 2013 and the Federal Reserve postponing its decision to taper in September 2013, resulted in demands for additional collateral from our repurchase agreement counterparties.  Similarly, we received incremental collateral from our interest rate swap and swaption counterparties during this time.  We were able to satisfy our additional collateral requirements with unpledged securities in our portfolio, cash on hand and incremental cash from portfolio sales as well as cash received with respect to incremental collateral received on our interest rate swaps and swaptions.  We were not forced to involuntarily sell any of our assets, nor did any of counterparties sell any of assets held by them as collateral.  During the nine months ended September 30, 2014, we were able to satisfy our additional collateral requirements pertaining to our repurchase agreements and our swaps and swaptions with cash on hand and proceeds from our repurchase agreement borrowings, and therefore, we did not rehypothecate any securities during this period. During the second and third quarters of 2013, we rehypothecated some of the securities we received as incremental collateral on our swaps and swaptions, effectively entering into repurchase agreements with such securities, in order to increase our cash position.  At September 30, 2014, and December 31, 2013, no securities were rehypothecated. In an instance of severe volatility, or where the additional stress on liquidity resulting from volatility is sustained over an extended period of time, we could be required to sell securities, possibly even at a loss to generate sufficient liquidity to satisfy collateral and margin requirements which could have a material adverse effect on our financial position, results of operations and cash flows.

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

Our primary sources of liquidity are as follows:

Borrowings under Various Financing Arrangements

As of September 30, 2014, we had master repurchase agreements with 23 counterparties.  We had borrowings under repurchase agreements with 20 counterparties of approximately $3.9 billion at September 30, 2014.  The following tables present our borrowings by type of collateral pledged as of September 30, 2014 and 2013, and the respective effective cost of funds (Non-GAAP financial measure) for the three and nine months ended September 30, 2014 and 2013.  See “Non-GAAP Financial Measures” (dollars in thousands):

Collateral	Repurchase Agreement Borrowings Outstanding September 30, 2014	Fair Value of Collateral Pledged (1)	Weighted Average Interest Rate end of period	Weighted Average Cost of Funds for the three months ended September 30, 2014	Weighted Average Effective Cost of Funds (Non- GAAP) for the three months ended September 30, 2014 (2)	Weighted Average Cost of Funds for the nine months ended September 30, 2014	Weighted Average Effective Cost of Funds (Non- GAAP) for the nine months ended September 30, 2014 (2)
Agency RMBS	$3,046,358	$3,197,721	0.38%	0.37%	1.71%	0.38%	1.45%
Non-Agency RMBS	468,664	672,583	1.61	1.65	2.00	1.63	1.86
Agency and Non-Agency CMBS	288,025	378,717	1.52	1.52	2.42	1.48	2.18
Other securities	79,080	96,834	1.54	1.31	1.31	1.46	1.46
Total: Excluding Linked Transactions	$3,882,127	$4,345,855	0.63%	0.63%	1.80%	0.58%	1.53%
Non-Agency RMBS Linked Transactions	6,788	8,507	1.55	n/a	1.54	n/a	1.70
Non-Agency CMBS Linked Transactions (3)	14,022	23,370	1.98	n/a	2.05	n/a	1.96
Other securities Linked Transactions	2,840	5,690	1.93	n/a	2.01	n/a	1.96
Total (Non-GAAP)	$3,905,777	$4,383,422	0.64%	0.63%	1.80%	0.58%	1.53%

(1)   Excludes approximately $27.9 million of cash collateral posted.

(2)   The effective cost of funds for the periods presented is calculated on an annualized basis and includes interest expense for the periods and net payments on interest rate swaps of approximately $11.8 million and $25.8 million and interest expense on linked transactions of approximately $139 thousand and $414 thousand for the three and nine months ended September 30, 2014, respectively.  While interest rate swaps are not accounted for using hedge accounting, such instruments are viewed by us as an economic hedge against increases in interest rates on our liabilities and are treated as hedges for purposes of satisfying the REIT tax requirements.  See “Non-GAAP Financial Measures”.

(3)   Including Non U.S. CMBS pledged as collateral and Non U.S. repurchase agreement borrowings.

Collateral	Repurchase Agreement Borrowings Outstanding September 30, 2013	Fair Value of Collateral Pledged (1)	Weighted Average Interest Rate end of period	Weighted Average Cost of Funds for the three months ended September 30, 2013	Weighted Average Effective Cost of Funds for the three months ended September 30, 2013 (2)	Weighted Average Cost of Funds for the nine months ended September 30, 2013	Weighted Average Effective Cost of Funds for the nine months ended September 30, 2013 (2)
Agency RMBS	$3,149,124	$3,402,366	0.42%	0.42%	1.12%	0.43%	0.96%
Non-Agency RMBS	137,242	203,061	1.73	1.77	1.77	1.81	1.81
Agency and Non-Agency CMBS	14,685	17,622	1.40	1.86	1.86	1.86	1.86
Other securities	7,819	11,260	1.68	1.76	1.76	1.76	1.76
Total: Excluding Linked Transactions	$3,308,870	$3,634,309	0.48%	0.47%	1.14%	0.46%	0.98%
Agency RMBS Linked Transactions	—	—	n/a	n/a	n/a	n/a	0.38
Non-Agency RMBS Linked Transactions	—	—	n/a	n/a	1.81	n/a	1.82
Total	$3,308,870	$3,634,309	0.48%	0.47%	1.14%	0.46%	0.98%

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

As of September 30, 2014, our repurchase agreements with 23 counterparties, require collateral in excess of the loan amount, or haircuts, ranging from a low of 3.0% to a high of 5.0% for Agency RMBS, exclusive of IOs and IIOs for which the haircuts are as high as 25.0%, for Non-Agency RMBS and Agency and Non-Agency CMBS and other securities for which the haircuts range from a low of 15.0% to a high of 50.0% and haircuts for other securities range from a low of 20.0% to a high of 25.0%.  Declines in the value of our portfolio can trigger margin calls by our lenders under our repurchase agreements.  Margin calls could adversely affect our liquidity. Our inability to post adequate collateral for a margin call by the counterparty could result in a condition of default under our repurchase agreements.  An event of default or termination event would give some of our counterparties the option to terminate all existing repurchase transactions with us and require any amount due to the counterparties by us to be payable immediately.  In which case, we may be forced to sell assets under adverse market conditions or through foreclosure which may have a material adverse consequence on our business, financial position, our results of operations and cash flows.  During the three and nine months ended September 30, 2014, we were able to satisfy margin calls using cash on hand, unlevered or underleveraged securities, cash from the rehypothecation of securities received as incremental collateral and cash from our repurchase agreement borrowings.  No event of default occurred.

Under the repurchase agreements and derivative contracts, the respective lenders and counterparties, subject to the terms of the individual agreements and in the case of cleared swaps, the clearinghouse rules, retain the right to determine the fair value of the underlying collateral.  A reduction in the value of pledged assets requires us to provide additional collateral or fund margin calls.  In addition, certain of the repurchase agreements may be terminated by our counterparties if we do not maintain certain equity and leverage metrics.  We are compliant with these tests at September 30, 2014.  At September 30, 2014, MBS and other securities held by counterparties as security for repurchase agreements totaled approximately $4.4 billion, inclusive of MBS and other securities posted of $37.6 million for repurchase agreements accounted for as linked transactions.  At December 31, 2013, MBS held by counterparties as security for repurchase agreements totaled approximately $2.9 billion, inclusive of MBS posted of $79.7 million for repurchase agreements accounted for as linked transactions.

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

Cash collateral held by counterparties at September 30, 2014 was approximately $149.7 million, which is included in Due from counterparties on our Consolidated Balance Sheets, comprised of approximately $27.9 million held in connection with repurchase agreement borrowings, approximately $582 thousand held in connection with our futures contracts, approximately $340 thousand held in connection with TBAs and approximately $120.9 million held by our interest rate swap counterparties.  At September 30, 2014, Due to counterparties on our Consolidated Balance Sheets was comprised of approximately $1.0 million posted with us by our repurchase agreement counterparties and approximately $2.4 million posted by our interest rate swap and swaption counterparties.  Cash collateral held by counterparties at December 31, 2013 was approximately $55.4 million, which is included in Due from counterparties on our Consolidated Balance Sheets, comprised of approximately $32.6 million held in connection with repurchase borrowings and approximately $22.8 million held by our interest rate swap counterparties.  At December 31, 2013, Due to counterparties on our Consolidated Balance Sheets was comprised of approximately $3.2 million posted with us by our repurchase agreement counterparties and approximately $62.7 million posted by our interest rate swap and swaption counterparties.

We had $14.8 million and $0, respectively of unsettled purchased securities as of September 30, 2014 and December 31, 2013, included in Investment related payables on our Consolidated Balance Sheets. In addition, we had no unsettled sold securities as of September 30, 2014 and December 31, 2013, included in Investment related receivables on our Consolidated Balance Sheets.

Cash Generated from Operations

For the nine months ended September 30, 2014, operating activities increased our cash balance by approximately $101.0 million. This was primarily attributable to the net interest income we earned on our investments for the nine months net of adjustments pertaining to the amortization/accretion of premiums and discounts, which are non-cash items. For the nine months ended September 30, 2013, operating activities increased our cash balance by approximately $153.8 million. This was primarily attributable to the net interest income we earned on our investments net of adjustments pertaining to the amortization/accretion of premiums and discounts, which are non-cash items, and cash received on termination of interest rate swaps.

Cash Provided by and Used in Investing Activities

For the nine months ended September 30, 2014, our investing activities decreased our cash balance by approximately $1.4 billion. This was primarily attributable to our cash expenditures to acquire MBS and other securities, partially offset by proceeds from sales of MBS and other securities. For the nine months ended September 30, 2013, investing activities increased our cash balance by approximately $1.3 billion.  This was primarily attributable to our receipt of principal payments on MBS and to proceeds from sale of MBS and settlement of TBAs, offset by capital expenditures to acquire MBS.

Cash Provided by and Used in Financing Activities

For the nine months ended September 30, 2014, our financing activities increased our cash balance by approximately $1.3 billion. This was primarily attributable to an increase in our net borrowings under repurchase agreements and the proceeds of a stock offering. For the nine months ended September 30, 2013, financing activities reduced our cash balance by approximately $1.5 billion. This was primarily attributable to a decrease in our net borrowings under repurchase agreements.

Other Potential Sources of Financing

We held cash of approximately $56.1 million and $48.5 million at September 30, 2014 and December 31, 2013, respectively.  Our primary sources of cash consist of repurchase facility borrowings, investment income, principal repayments and the proceeds of any future securities offering, to the extent available in the capital market.  In the future, we expect our primary sources of liquidity to consist of payments of principal and interest we receive on our portfolio of assets, unused borrowing capacity under our financing sources and future issuances of equity and debt securities.

To maintain our qualification as a REIT under the Code, we must distribute annually at least 90% of our taxable income, exclusive of undistributed taxable income retained by our TRS.  This distribution requirement limits our ability to retain earnings and thereby replenish or increase capital for operations. We believe that our significant capital resources and access to financing will provide us with financial flexibility at levels sufficient to meet current and anticipated capital requirements, including funding new investment opportunities, paying distributions to our stockholders and servicing our debt obligations.

Contractual Obligations and Commitments

Our contractual obligations as of September 30, 2014 are as follows (dollars in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total

Borrowings under repurchase agreements (including linked transactions)	$3,905,777	—	—	—	$3,905,777
Investment related payables	14,832	—	—	—	14,832
TBA — long positions	3,060,482	—	—	—	3,060,482
Total: Non-GAAP Basis —Including Linked Transactions	6,981,091	—	—	—	6,981,091
Linked Transactions	23,650	—	—	—	23,650
TBA — long positions	3,060,482	—	—	—	3,060,482
Total: GAAP Basis —Excluding Linked Transactions and TBA-long positions	$3,896,959	—	—	—	$3,896,959

We enter into a linked transaction when the initial transfer of a financial asset and repurchase financing are entered into contemporaneously with, or in contemplation of, one another. In this situation, we then record the initial transfer and repurchase financing on a net basis. The fair value of linked transactions reflects the value of the underlying real estate securities and linked repurchase agreement borrowings; resulting in an embedded repurchase agreement.  As of September 30, 2014, we had three linked transactions resulting in approximately $23.7 million of embedded repurchase agreements with a weighted average interest rate of 1.85%. The weighted average contractual maturity of the repurchase agreements for linked transactions was 27 days.

As of September 30, 2014, we have an obligation for approximately $5.7 million in contractual interest payments related to our repurchase agreements, including linked transactions of approximately $53 thousand through the respective maturity date of each repurchase agreement.

The table above does not include amounts due under the Management Agreement (as defined herein) with our Manager, as those obligations do not have fixed and determinable payments. For a description of the Management Agreement, see “Our Manager and the Management Agreement—the Management Agreement.”

On May 9, 2012, we entered into a management agreement (the “Management Agreement”) with our Manager which describes the services to be provided by our Manager and compensation for such services. Our Manager is responsible for managing our operations, including: (i) performing all of our day-to-day functions; (ii) determining investment criteria in conjunction with our board of directors; (iii) sourcing, analyzing and executing investments, asset sales and financings; (iv) performing asset management duties; and (v) performing financial and accounting management, subject to the direction and oversight of our board of directors. Pursuant to the terms of the Management Agreement, our Manager is paid a management fee equal to 1.50% per annum of our stockholders’ equity, (as defined in the Management Agreement), calculated and payable (in cash) quarterly in arrears. For purposes of calculating the management fee, “stockholders’ equity” means the sum of the net proceeds from any issuances of our equity securities since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus retained earnings, calculated in accordance with GAAP, at the end of the most recently completed fiscal quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less any amount paid for repurchases of our shares of common stock, excluding any unrealized gains, losses or other non-cash items, including OTTI charges included in other loss on MBS and other securities, unrealized gain (loss) on MBS and other securities and the non-cash portion of gain (loss) on derivative instruments, that have impacted stockholders’ equity as reported in our consolidated financial statements prepared in accordance with GAAP, regardless of whether such items are included in other comprehensive income or loss, or in net income, and excluding one-time events pursuant to changes in GAAP and certain other non-cash charges after discussions between our Manager and our independent directors and after approval by a majority of our independent directors. However, if our stockholders’ equity for any given quarter is negative based on the calculation described above, our Manager will not be entitled to receive any management fee for that quarter.

In addition, under the Management Agreement, we are required to reimburse our Manager for the expenses described below. Expense reimbursements to the Manager are made in cash on a monthly basis following the end of each month. Our reimbursement obligation is not subject to any dollar limitation. Because our Manager’s personnel perform certain legal, accounting, due diligence tasks and other services that outside professionals or outside consultants otherwise would perform, our Manager may be paid or reimbursed for the documented cost of performing such tasks, provided that such costs and reimbursements are in amounts which are no greater than those which would be payable to outside professionals or consultants engaged to perform such services pursuant to agreements negotiated on an arm’s-length basis.  Commencing January 1, 2014, our chief financial officer is now an employee of the Manager.  Accordingly, we will reimburse our Manager for his compensation and benefits as well as the compensation and benefits provided to our controller.  For the three and nine months ended September 30, 2014, we recorded expenses, paid by the Manager on our behalf, totaling approximately $112 thousand and $521 thousand, respectively, related to employee costs and benefits associated with our chief financial officer and controller, and approximately $12 thousand and $66 thousand for the three and nine months ended September 30, 2013, respectively.

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

Off-Balance Sheet Arrangements

Our linked transactions are comprised of securities and associated repurchase agreements. The extent to which these transactions become unlinked in the future, the underlying securities and the borrowings under repurchase agreements and associated interest income and expense will be presented on a gross basis on our consolidated balance sheets and consolidated statement of operations, prospectively. As of September 30, 2014, our maximum exposure to loss on linked transactions was approximately $13.9 million.

As of September 30, 2014, we held contracts to purchase (“long position”) and sell (“short position”) TBAs on a forward basis.  If a counterparty to one of the TBAs that we enter into defaults on its obligations, we may not receive payments or securities due under the TBA agreement, and thus, we may lose any unrealized gain associated with that TBA transaction.

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

Dividends

We intend to make regular quarterly dividend distributions to holders of our common stock.  U.S. federal income tax law generally requires that a REIT distribute annually, in accordance with the REIT regulations, at least 90% of its REIT taxable income for the taxable year, without regard to the deduction for dividends paid and excluding net capital gains as well as undistributed taxable income retained by a TRS, and that it pay tax at regular corporate rates to the extent that it annually, in accordance with the REIT regulations, distributes less than 100% of its net taxable income.  We intend to pay regular quarterly dividends to our stockholders based on our net taxable income, if and to the extent authorized by our board of directors.  Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service on our repurchase agreements and other debts payable.  If our cash available for distribution is less than our net taxable income, we could be required to sell assets or borrow funds to make cash distributions or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities.

On September 23, 2014, we declared a regular quarterly dividend of $0.70 per common share for the quarter ended September 30, 2014.  The dividend was paid on October 28, 2014 to shareholders of record as of October 3, 2014.

Non-GAAP Financial Measures

Total Interest Income and Net Interest Income, including Interest Income on Agency and Non-Agency Interest-Only strips accounted for as derivatives and Effective Cost of Funds

Total interest income including interest income on Agency and Non-Agency Interest-Only Strips classified as derivatives and Effective Cost of Funds for the three and nine months ended September 30, 2014 and 2013, constitutes a Non-GAAP financial measure within the meaning of Regulation G promulgated by the SEC.  We believe that the measures presented in this quarterly report on Form 10-Q, when considered together with U.S. GAAP financial measures, provide information that is useful to investors in understanding our borrowing costs and net interest income, as viewed by us.  An analysis of any Non-GAAP financial measure should be made in conjunction with results presented in accordance with GAAP.

For purposes of evaluating operating results, we believe it useful to present investors with additional information pertaining to the net interest margin generated by our portfolio.  Net interest margin is gross interest, adjusted for amortization/accretion of bond premium/discount, less interest expense or financing cost.  GAAP requires that certain of our Agency and Non-Agency Interest Only Strips be treated as derivatives and, accordingly, the interest income associated with these securities be included with Gain (loss) on derivative instruments, net in our Consolidated Statement of Operations.  Similarly, GAAP requires that interest income on linked transactions be included in Gain (loss) on linked transactions, net in our Consolidated Statement of Operations. Accordingly, in order to determine the gross interest income generated by our IO and IIO securities which are classified as derivatives and our MBS and other securities which are classified as linked transactions, we calculate the interest income on these securities as if they were not derivatives or linked transactions.

The following table reconciles total interest income to interest income including interest income on Agency and Non-Agency Interest-Only Strips classified as derivatives and interest income on linked transactions (Non-GAAP financial measure) for the three and nine months ended September 30, 2014 and 2013:

(in thousands)	For the three months ended September 30, 2014	For the three months ended September 30, 2013	For the nine months ended September 30, 2014	For the nine months ended September 30, 2013
Coupon Interest	$58,782	$42,935	$152,014	$140,347
Premium amortization, discount accretion and amortization of basis, net	(18,064)	(12,281)	(43,262)	(43,201)
Interest Income	$40,718	$30,654	$108,752	$97,146

Contractual Interest income, net of amortization of basis on Agency and Non-Agency Interest-Only and Interest Strips, classified as derivatives(1):
Coupon Interest	$5,723	$6,993	$20,288	$19,968
Amortization of basis (Non-GAAP Financial Measure)	(4,187)	(4,040)	(14,286)	(12,856)
Contractual Interest Income, net on Foreign currency swaps(1)	140	—	141	—
Contractual Interest income, net of premium amortization, discount accretion and amortization of basis on Linked Transactions (2):
Coupon Interest	1,142	49	5,002	289
Premium amortization, discount accretion and amortization of basis, net	(220)	160	(2,901)	917
Subtotal	2,598	3,162	8,244	8,318
Total interest income, including interest income on Agency and Non-Agency Interest-Only Strips, classified as derivatives - Non-GAAP Financial Measure	$43,316	$33,816	$116,996	$105,464

(1)         Reported in gain (loss) on derivative instruments in the Consolidated Statement of Operations.

(2)         Reported in gain (loss) on linked transactions in the Consolidated Statement of Operations.

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

The following tables reconcile the Effective Cost of Funds (Non-GAAP financial measure) with interest expense for the three and nine months ended September 30, 2014 and 2013:

	For the three months ended September 30, 2014		For the nine months ended September 30, 2014
(dollars in thousands)	Reconciliation	Cost of Funds/Effective Borrowing Costs	Reconciliation	Cost of Funds/Effective Borrowing Costs

Interest expense	$6,468	0.63%	$15,829	0.58%
Interest expense on linked transactions	139	1.84%	414	1.75%
Net interest paid - interest rate swaps	11,848	1.17%	25,784	0.95%
Effective Borrowing Costs	$18,455	1.80%	$42,027	1.53%
Weighted average repurchase borrowings (1)	4,072,179		3,668,932

(1)                   Includes average repurchase borrowings under linked transactions.

	For the three months ended September 30, 2013		For the nine months ended September 30, 2013
(dollars in thousands)	Reconciliation	Cost of Funds/Effective Borrowing Costs	Reconciliation	Cost of Funds/Effective Borrowing Costs

Interest expense	$4,273	0.47%	$13,976	0.46%
Interest expense on linked transactions	32	1.81%	226	1.65%
Net interest paid - interest rate swaps	6,158	0.67%	15,896	0.52%
Effective Borrowing Costs - Non-GAAP Financial Measure	$10,463	1.14%	$30,098	0.98%
Weighted average repurchase borrowings(1)	3,639,335		4,097,047

(1)                   Includes average repurchase borrowings under linked transactions.

Core Earnings

Our Core Earnings were approximately $20.3 million and $62.7 million for the three and nine months ended September 30, 2014, respectively, and approximately $20.1 million and $65.5 million for the three and nine months ended September 30, 2013, respectively. Core Earnings is a Non-GAAP financial measure that is used by us to approximate cash yield or income associated with our portfolio and is defined as GAAP net income (loss) as adjusted, excluding: (i) net realized gain (loss) on investments and derivative contracts; (ii) net unrealized gain (loss) on investments; (iii) net gain (loss) resulting from mark-to-market adjustments on derivative contracts; (iv)  other loss on MBS and other securities; (v) non-cash stock-based compensation expense; and (vi) one-time events pursuant to changes in GAAP and certain other non-cash charges after discussions between the us, the Manager and our independent directors and after approval by a majority of the our independent directors.

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

The table below reconciles Net Income (Loss) to Core Earnings for the three and nine months ended September 30, 2014 and 2013:

(dollars in thousands)	For the three months ended September 30, 2014	For the three months ended September 30, 2013	For the nine months ended September 30, 2014	For the nine months ended September 30, 2013

Net Income (loss) — GAAP	$26,136	$7,543	$85,269	$(48,610)
Adjustments:

MBS and other securities:

Unrealized (gain) loss on MBS and other securities	4,453	(37,528)	(140,755)	173,517
Other loss on mortgage-backed and other securities	2,857	2,363	7,565	8,164
Realized loss on sale of MBS and other securities	(4,912)	46,142	2,650	63,885

Derivative Instruments:

Realized gain on termination of interest rate swaps	(23,798)	(23,166)	(39,796)	(65,305)
Realized (gain) loss on settlement of TBAs	(2,608)	(1,016)	(25,169)	1,547
Realized loss on currency forwards	1,182	—	1,182	—
Realized loss on expiration of option derivatives	—	—	—	925
Realized loss on termination of futures	—	—	16,495	—
Realized (gain) loss on sale of swaptions	—	(22,633)	5,908	(23,671)
Realized gain on sale/unlinking of securities underlying linked transactions	(107)	699	(1,397)	(3,049)
Realized loss on Agency Interest-Only Strips — accounted for as derivatives	(389)	—	755	99
Realized gain on foreign currency transactions	(1,070)	—	(1,070)	—
Mark-to-market adjustments on interest rate swaps	14,767	28,891	144,882	(44,169)
Mark-to-market adjustments on interest rate swaptions	624	16,065	5,615	(3,180)
Mark-to-market adjustments on options	340	—	340	—
Mark-to-market adjustments on futures contracts	200	—	311	—
Mark-to-market adjustments on TBAs	1,110	(2,361)	(1,521)	926
Mark-to-market adjustments on linked transactions	2,131	25	1,418	71
Mark-to-market adjustments on derivative instruments	915	4,824	332	3,539
Mark-to-market adjustments on foreign currency swaps	(2,057)	—	(2,072)	—
Mark-to-market adjustments on foreign currency forwards	(57)	—	81	—
Non-cash stock-based compensation expense	587	287	1,654	824
Total adjustments	(5,832)	12,592	(22,592)	114,123
Core Earnings — Non-GAAP Financial Measure	$20,304	$20,135	$62,677	$65,513

Basic Core Earnings per Share of Common Stock and Participating Securities - Non-GAAP Financial Measure	$0.49	$0.83	$1.73	$2.70
Diluted Core Earnings per Share of Common Stock and Participating Securities - Non-GAAP Financial Measure	$0.49	$0.83	$1.73	$2.70

Basic weighted average common shares and participating securities	41,731,928	24,309,390	36,311,055	24,274,108
Diluted weighted average common shares and participating securities	41,731,928	24,324,794	36,311,055	24,288,211

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

(dollars in thousands)	For the three months ended September 30, 2014	For the three months ended September 30, 2013	For the nine months ended September 30, 2014	For the nine months ended September 30, 2013
Net interest income including interest income on Interest-Only Strips accounted for as derivatives and interest income (expense), net incurred on interest rate swaps and foreign currency swaps (a Non-GAAP financial measure)	$24,861	$23,353	$74,969	$75,366
Total Operating Expenses	(5,016)	(3,516)	(13,830)	(10,733)
Non-cash stock based compensation	587	287	1,654	824
Interest income on cash balances and other income (loss), net	(128)	11	(116)	56
Core Earnings (a Non-GAAP) financial measure	$20,304	$20,135	$62,677	$65,513

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

As of September 30, 2014, 18 of the counterparties that we had outstanding repurchase agreement borrowings held collateral which we posted as security for such borrowings in excess of 5% of our Stockholders’ equity.  Prior to entering into a repurchase agreement with any particular institution, our Manager does a thorough review of such potential counterparty.  Such review, however, does not assure the creditworthiness of such counterparty nor that the financial wherewithal of the counterparty will not deteriorate in the future.

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

The sensitivity analysis table presented below shows the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments, including interest rate swaps, Interest-Only Strips, and net interest income at September 30, 2014, assuming a static portfolio of assets. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our Manager’s expectations. The analysis presented utilizes our Manager’s assumptions, models and estimates, which are based on our Manager’s judgment and experience.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+1.00%	4.41%	(1.17)%
+0.50%	4.65%	(0.59)%
-0.50%	(11.40)%	0.03%
-1.00%	NA (1)	NA (1)

(1)   Not applicable, borrowing rate is below zero.

(2)   Includes linked real estate securities that are reported as a component of linked transactions in our consolidated balance sheets. Such securities may not be linked in future periods.

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

Certain assumptions have been made in connection with the calculation of the information set forth in the table above and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes.  The base interest rate scenario assumes interest rates at September 30, 2014.  The analysis presented utilizes assumptions and estimates based on our Manager’s judgment and experience.  Furthermore, while we generally expect to retain such assets and the associated interest rate risk, future purchases and sales of assets could materially change our interest rate risk profile.

Prepayment Risk

The value of our Agency and Non-Agency RMBS may be affected by prepayment rates on the underlying residential mortgage loans.  We acquire RMBS and anticipate that the underlying residential mortgages loans will prepay at a projected rate generating an expected yield.  If we purchase assets at a premium to par value, when borrowers prepay their residential mortgage loans faster than expected, the corresponding prepayments on the mortgage-related securities may reduce the expected yield on such securities because we will have to amortize the related premium on an accelerated basis and, in the case of Agency RMBS whole pools and certain other investment grade rated securities, will have to make a retrospective adjustment to historical amortization.  Conversely, if we purchase assets at a discount to par value, when borrowers prepay their residential mortgage loans slower than expected, the decrease in corresponding prepayments on the RMBS may reduce the expected yield on such securities because we will not be able to accrete the related discount as quickly as originally anticipated and, in the case of Agency RMBS whole pools and certain other investment grade rated securities, will have to make a retrospective adjustment to historical amortization.

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

Effective January 1, 2014, we have entered into master securities forward trading agreements, or MSFTAs, which may govern the trading of some or all TBA transactions.  Pursuant to the terms of these MSFTAs, we and our counterparties would be required to post margin to the other when the mark to market exposure of the TBA transactions executed under the agreement exceed certain thresholds.  On January 1, 2014, our Manager entered into MSFTAs with three counterparties and we expect to continue to negotiate and enter into MSFTAs with additional TBA counterparties.  The margin provisions of the MSFTA help to mitigate, but do not eliminate, counterparty risk associated with TBA transactions.  If a counterparty to a TBA transaction cannot perform under the terms of the trade, we may not receive securities we have agreed to purchase or payment for securities we have agreed to sell, and thus, we may lose any unrealized gain associated with such transaction.

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

The costs associated with our borrowings are generally based on prevailing market interest rates. During a period of rising interest rates, our borrowing costs generally will increase while the yields earned on our existing portfolio of leveraged fixed-rate MBS and other fixed rate securities will remain static. Further, certain of our floating rate securities may contain annual or lifetime interest rate caps as well as limit the frequency or timing of changes to the underlying interest rate index. This could result in a decline in our net interest spread and net interest margin. The severity of any such decline would depend on our asset/liability composition at the time, as well as the magnitude and duration of the interest rate increase. Further, an increase in short-term interest rates could also have a negative impact on the market value of our assets. If any of these events happen, we could experience a decrease in net income or incur a net loss during these periods, which could have a material adverse effect on our liquidity and results of operations.

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

Inflation

Virtually all of our assets and liabilities are interest rate sensitive in nature. As a result, interest rates and other factors influence our performance far more so than does inflation. Changes in interest rates do not necessarily directly correlate with inflation rates or changes in inflation rates. Our consolidated financial statements are prepared in accordance with GAAP and our distributions will be determined by our board of directors consistent with our obligation to distribute to our stockholders at least 90% of our net taxable income on an annual basis, in accordance with the REIT regulations, in order to maintain our REIT qualification.  In each case, our activities and consolidated balance sheets are measured with reference to historical cost and/or fair market value without considering inflation.

Foreign Investment risk

As of September 30, 2014, we had invested in a Non U.S. CMBS transaction and, in the future, may make other investments in non U.S. issuers and transactions. These investments present certain special risks, including those resulting from future political, legal, and economic developments, which could include favorable or unfavorable changes in currency exchange rates, exchange control regulations (including currency blockage), expropriation, nationalization, or confiscatory taxation of assets, adverse changes in investment capital or exchange control regulations (which include suspension of the ability to transfer currency from a country), political changes, diplomatic developments, difficulty in obtaining and enforcing judgments against non U.S. entities, the possible imposition of the applicable country’s governmental laws or restrictions, and the reduced availability of public information concerning issuers. In the event of a nationalization, expropriation, or other confiscation of assets, the Company could lose its entire investment in a security. Legal remedies available to investors in certain jurisdictions may be more limited than those available to investors in the United States. Issuers of non U.S. securities may not be subject to the same degree of regulation as U.S. issuers.

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

Currency Risk

We have and may continue in the future to invest in securities which are denominated in a currency other than U.S dollars and may finance such investments with repurchase financing or other forms of financing which may also be denominated in a currency other than U.S. dollars.  To the extent we make such investments and/or enter into such financing arrangements, we may utilize foreign currency swaps, forwards or other derivative instruments to hedge our exposure to foreign currency risk.  Despite being economic hedges, we have elected not to treat such derivative instruments as hedges for accounting purposes and therefore the changes in the value of such instruments, including actual and accrued payments, will be included in our Consolidated Statement of Operations.  While such transactions are entered into in an effort to minimize our foreign currency risk, there can be no assurance that they perform as expected.  If actual prepayments of the foreign denominated security are faster, or slower, than expected, the hedge instrument is unlikely to fully protect us from changes in the valuation of such foreign currency.  Further, as with interest rate swaps, there is counterparty risk associated with the future creditworthiness of such counterparty.

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

We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of September 30, 2014. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

No change occurred in our internal control over financial reporting (as defined in Rule13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  Legal Proceedings

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business.  As of September 30, 2014, the Company was not involved in any legal proceedings.

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

We may make investments in non-U.S. dollar denominated securities, which will be subject to currency rate exposure and risks associated with the uncertainty of foreign laws and markets.

Some of our real estate-related securities investments may be denominated in foreign currencies, and therefore, we expect to have currency risk exposure to any such foreign currencies. A change in foreign currency exchange rates may have an adverse impact on returns on our non-U.S. dollar denominated investments. Although we may hedge our foreign currency risk subject to the REIT income qualification tests, we may not be able to do so successfully and may incur losses on these investments as a result of exchange rate fluctuations. To the extent that we invest in non-U.S. dollar denominated securities, in addition to risks inherent in the investment in securities generally discussed in this prospectus, we will also be subject to risks associated with the uncertainty of foreign laws and markets including, but not limited to, unexpected changes in regulatory requirements, political and economic instability in certain geographic locations, difficulties in managing international operations, currency exchange controls, potentially adverse tax consequences, additional accounting and control expenses and the administrative burden of complying with a wide variety of foreign laws.

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

November 7, 2014

By:	/s/ STEVEN M. SHERWYN

Steven M. Sherwyn
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

November 7, 2014