Form 10-K
period 2014-12-31
Western Asset Mortgage Capital Corp
filed 2015-03-16
CIK 1465885

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data.
ITEM 13. Certain Relationships and Related Transactions and Director Independence

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐    No ☒

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the registrant's common stock held by non-affiliates was $573,490,515 based on the closing sales price on the New York Stock Exchange on June 30, 2014.

         On March 2, 2015, the registrant had a total of 41,719,801 shares of common stock outstanding.

FORWARD-LOOKING INFORMATION

        The Company makes forward-looking statements herein and will make forward-looking statements in future filings with the Securities and Exchange Commission (the "SEC"), press releases or other written or oral communications within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). For these statements, the Company claims the protections of the safe harbor for forward-looking statements contained in such sections. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond the Company's control. These forward-looking statements include information about possible or assumed future results of the Company's business, financial condition, liquidity, results of operations, plans and objectives. When the Company uses the words "believe," "expect," "anticipate," "estimate," "plan," "continue," "intend," "should," "may" or similar expressions, the Company intends to identify forward-looking statements. Statements regarding the following subjects, among others, may be forward-looking: market trends in the Company's industry, interest rates, real estate values, the debt securities markets, the U.S. housing and the U.S. and foreign commercial real estate markets or the general economy or the demand for residential and/or commercial mortgage loans; the Company's business and investment strategy; the Company's projected operating results; actions and initiatives of the U.S. Government and changes to U.S. Government policies and the execution and impact of these actions, initiatives and policies; the state of the U.S. and to a lesser extent, international economy generally or in specific geographic regions; economic trends and economic recoveries; the Company's ability to obtain and maintain financing arrangements, including securitizations; the current potential return dynamics available in residential mortgage-backed securities ("RMBS"), and commercial mortgage-backed securities ("CMBS" and collectively with RMBS, "MBS"); the level of government involvement in the U.S. mortgage market; the anticipated default rates on Agency and Non-Agency MBS (as defined herein); the loss severity on Non-Agency MBS; the return of the Non-Agency RMBS, CMBS and asset-backed securities ("ABS") securitization markets; the general volatility of the securities markets in which the Company participates; changes in the value of the Company's assets; the Company's expected portfolio of assets; the Company's expected investment and underwriting process; interest rate mismatches between the Company's target assets and any borrowings used to fund such assets; changes in interest rates and the market value of the Company's target assets; changes in prepayment rates on the Company's target assets; effects of hedging instruments on the Company's target assets; rates of default or decreased recovery rates on the Company's target assets; the degree to which the Company's hedging strategies may or may not protect the Company from interest rate and foreign currency volatility; the impact of and changes in governmental regulations, tax law and rates, accounting guidance and similar matters; the Company's ability to maintain the Company's qualification as a real estate investment trust for U.S. federal income tax purposes; the Company's ability to maintain its exemption from registration under the Investment Company Act of 1940, as amended (the "1940 Act"); the availability of opportunities to acquire Agency RMBS, Non-Agency RMBS, CMBS, residential and/or commercial mortgage loans and other mortgage assets; the availability of opportunities to acquire ABS ; the availability of qualified personnel; estimates relating to the Company's ability to make distributions to its stockholders in the future; and the Company's understanding of its competition.

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

Part I

Item 1.    Business.

Overview

        Western Asset Mortgage Capital Corporation and Subsidiaries (the "Company" unless otherwise indicated or except where the context otherwise requires "we", "us" or "our") upon commencing operations in May 2012, had an initial investment strategy which was primarily focused on investing in, financing and managing Agency RMBS (including TBAs as defined herein). Over time, we have expanded our investment strategy to include both Non-Agency RMBS and subsequently Agency and Non-Agency CMBS. In addition, and to a significantly lesser extent, we have invested in other securities including certain Agency obligations that are not technically MBS as well as certain Non U.S. CMBS and ABS investments secured by a portfolio private student loans and interests in residential whole-loans. These changes in our investment strategy, including future changes, are based on our Manager's perspective of which mix of portfolio assets it believes provides us with the best risk-reward opportunities at any given time. We have and expect to continue to finance our investment portfolio primarily through the use of repurchase agreements.

        We operate and elected to be taxed as a real estate investment trust ("REIT"), commencing with our taxable year ended December 31, 2012. We generally will not be subject to U.S. federal income taxes on our taxable income to the extent that we annually distribute, in accordance with the REIT regulations, all of our net taxable income to stockholders and maintain our intended qualification as a REIT. We also intend to operate our business in a manner that will permit us to maintain our exemption from registration under the Act.

        Our consolidated financial statements include our accounts, those of our wholly owned taxable REIT subsidiary or "TRS" and a trust that meets the definition of a variable interest entity ("VIE") related to the acquisition of residential whole-loans in which we are the primary beneficiary. The trust has issued trust certificates to us which are collateralized by pools of residential mortgage loans held by the trust. We include the underlying residential whole-loans owned by the trust in Residential whole-loans at fair value on our Consolidated Balance Sheets and have eliminated the trust certificates in consolidation.

        We are externally managed and advised by Western Asset Management Company ("WAM", or the "Manager"), an SEC-registered investment advisor and a wholly-owned subsidiary of Legg Mason, Inc. Our Manager is responsible for administering our business activities and our day-to-day operations, subject to the supervision of our Board of Directors.

        In light of the aforementioned developments and given our Manager's current market outlook and investment view, while we expect that Agency RMBS will continue to be a significant part of our portfolio, Agency RMBS will not necessarily be our primary investment in the future. Going forward, our Manager may vary the allocation among various asset classes subject to maintaining our qualification as a REIT under the federal tax law and maintaining our exemption from the 1940 Act. These restrictions limit our ability to invest in non-real estate assets and/or assets which are not secured by real estate. Accordingly, our portfolio will continue to be principally invested in MBS as well as other assets secured by real estate.

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

        We have invested the proceeds of our IPO, concurrent private placements and follow-on public offerings primarily in Agency RMBS, including Mortgage pass-through certificates, Agency derivatives, Agency Interest-Only Strips, and Agency CMOs; Non-Agency RMBS; Agency, Non-Agency and Non U.S. CMBS; ABS as well as residential whole-loans. We have also used "to-be-announced" forward contracts, or TBAs, in order to invest in Agency RMBS. Pursuant to these TBAs, we agree to purchase (or deliver), for future settlement, Agency RMBS with certain principal and interest terms. At December 31, 2014, our portfolio was comprised of approximately $3.2 billion of Agency RMBS (including approximately $257.6 million of Agency Interest-Only Strips), approximately $671.0 million of Non-Agency RMBS (including approximately $74.1 million of Non-Agency Interest-Only Strips), approximately $44.2 million of Agency CMBS (including approximately $18.8 million of Agency CMBS Interest-Only Strips), approximately $393.8 million of Non-Agency CMBS, approximately $108.9 million of other securities and approximately $7.2 million of residential whole-loans, exclusive of linked transactions. In addition, at December 31, 2014, our linked transactions included approximately $8.2 million of Non-Agency RMBS, approximately $38.6 million of Non-Agency CMBS (including Non U.S. CMBS) and approximately $5.7 million of other securities. To comply with the REIT requirements, some of our investments were held in a taxable REIT subsidiary or "TRS". By acquiring investments or engaging in activities through the TRS, it enables us to engage in such activities without endangering our REIT status. These investments or activities are not held or conducted at the REIT level and as a result would not impact our ability to maintain our qualification as a REIT.

        We use leverage, currently consisting of borrowings under repurchase agreements, as part of our business strategy in order to increase potential returns to stockholders. We accomplish this by borrowing against existing MBS and other securities through repurchase agreements. There are no limits on the maximum amount of leverage that we may use, and we are not required to maintain any particular debt-to-equity leverage ratio under our charter. We may also change our financing strategy and leverage without the consent of stockholders.

        As of December 31, 2014, we had entered into master repurchase agreements with 24 counterparties. As of December 31, 2014, we had approximately $3.9 billion of borrowings, including borrowings on linked transactions, outstanding under our repurchase agreements collateralized by approximately $4.4 billion of MBS and other securities. The balance outstanding at December 31, 2014 includes approximately $31.9 million related to linked transactions collateralized by approximately $52.5 million of MBS and other securities and $4.9 million of borrowings related to residential whole-loans owned through trust certificates of approximately $7.2 million. The trust certificates are eliminated upon consolidation. We have entered into swaps to effectively fix the interest rate of our borrowings; net of variable-rate payment swaps, of approximately $1.4 billion, under our repurchase agreements, and excluding forward starting swaps of $2.2 billion. In addition, as of December 31, 2014, we also owned swaptions on approximately an incremental $105.0 million of borrowings. As of December 31, 2014, our aggregate debt-to-equity ratio was approximately 6.3 to 1, including repurchase agreements on linked transactions and 6.2 to 1, excluding repurchase agreements on linked transactions.

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

        We rely on our Manager's expertise in asset allocation and identifying attractive assets within our investment strategy. At the time of our IPO, our core investment strategy was focused primarily on Agency RMBS. Our Manager's expertise in related investment disciplines such as Non-Agency RMBS, CMBS, and ABS has provided us with ability to include Non-Agency RMBS, Agency and Non-Agency CMBS, Non U.S. CMBS, ABS and other structured securities, as well as, providing valuable investment insights to our Agency RMBS investment selection and strategy.

        We currently purchase and sell Agency RMBS (including TBAs) and Non-Agency RMBS, Agency and Non-Agency CMBS, Non U.S. CMBS, ABS as well as other structured securities, whole-loans and whole-loan securities. Currently, our Manager expects to expand our purchase of Non-Agency RMBS, Agency and Non-Agency CMBS, Non U.S. CMBS and ABS as well as expand our investment in whole-loans and whole-loan securities. We do not have specific investment guidelines providing for precise minimum or maximum allocations to any sector other than those necessary for maintaining our qualification as a REIT and our exemption from the 1940 Act. Our Manager has not and does not expect to purchase securities on our behalf with a view to selling them shortly after purchase. However, in order to maximize returns and manage portfolio risk while remaining opportunistic, we may dispose of securities earlier than anticipated or hold securities longer than anticipated depending upon prevailing market conditions, credit performance, availability of leverage or other factors regarding a particular security or our capital position.

Our Target Assets

        We have invested the proceeds of our IPO, concurrent private placements and follow-on public offerings and expect to continue to focus on investing in the following types of securities:

        Agency RMBS.—Agency RMBS, which are RMBS for which the principal and interest payments are guaranteed by a U.S. Government agency, such as Government National Mortgage Association ("GNMA" or "Ginnie Mae"), or a U.S. Government-sponsored entity, such as Federal National Mortgage Association ("FNMA" or "Fannie Mae") or Federal Home Loan Mortgage Corporation ("FHLMC" or "Freddie Mac"). The Agency RMBS we acquire can be secured by fixed-rate mortgages, adjustable-rate mortgages or hybrid adjustable-rate mortgages. Fixed-rate mortgages have interest rates that are fixed for the term of the loan and do not adjust. The interest rates on adjustable-rate mortgages generally adjust annually (although some may adjust more frequently) to an increment over a specified interest rate index. Hybrid adjustable-rate mortgages have interest rates that are fixed for a specified period of time (typically three, five, seven or ten years) and, thereafter, adjust to an increment over a specified interest rate index. Adjustable-rate mortgages and hybrid adjustable-rate mortgages generally have periodic and lifetime constraints on the amount by which the loan interest rate can change on any predetermined interest rate reset date. As of December 31, 2014, all of our Agency RMBS, excluding interest-only strips, are secured by fixed-rate mortgages.

        Mortgage pass-through certificates.—Mortgage pass-through certificates are securities representing interests in "pools" of mortgage loans secured by residential real property where payments of both interest and scheduled principal, plus pre-paid principal, on the underlying loan pools are made monthly to holders of the securities, in effect "passing through" monthly payments made by the individual borrowers on the mortgage loans that underlie the securities, net of fees paid to the issuer/guarantor of the securities and servicers of the underlying mortgages.

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

        TBAs.—We may utilize TBAs, in order to invest in Agency RMBS. Pursuant to these TBAs, we agree to purchase (or deliver), for future settlement, Agency RMBS with certain principal and interest terms and certain types of underlying collateral, but the particular Agency RMBS to be delivered is not identified until shortly before the TBA settlement date. Our ability to invest in Agency RMBS through TBAs may be limited by the 75% income and asset tests applicable to REITs.

        Collateralized Mortgage Obligations or CMOs.—These are securities that are structured from residential and/or commercial pass-through certificates, which receive monthly payments of principal and interest. CMOs divide the cash flows which come from the underlying mortgage pass-through certificates into different classes of securities that may have different maturities and different weighted average lives than the underlying pass-through certificates.

        Non-Agency RMBS.—RMBS that are not guaranteed by a U.S. Government agency or U.S. Government-sponsored entity, with an emphasis on securities that when originally issued were rated in the highest rating category by one or more of the nationally recognized statistical rating organizations.

        The mortgage loan collateral for Non-Agency RMBS consists of residential mortgage loans that do not generally conform to underwriting guidelines issued by a U.S. Government agency or U.S. Government-sponsored entity due to certain factors, including mortgage balances in excess of agency underwriting guidelines, borrower characteristics, loan characteristics and/or level of documentation, and therefore are not issued or guaranteed by a U.S. Government agency or U.S. Government-sponsored entity. The mortgage loan collateral may be classified as subprime, Alternative-A or prime depending on the borrower's credit rating and the underlying level of documentation. Non-Agency RMBS may be secured by fixed-rate mortgages, adjustable-rate mortgages or hybrid adjustable-rate mortgages.

        Agency CMBS.—Fixed and floating rate CMBS, for which the principal and interest payments are guaranteed by a U.S. Government agency or U.S. Government-sponsored entity, but for which the underlying mortgage loans are secured by real property other than single family residences. These may include, but are not limited to Fannie Mae DUS (Delegated Underwriting and Servicing) MBS, Freddie Mac Multifamily Mortgage Participation Certificates, Ginnie Mae project loan pools, and/or CMOs structured from such collateral.

        Non-Agency CMBS.—Fixed and floating rate CMBS for which the principal and interest payments are not guaranteed by a U.S. Government agency or U.S. Government-sponsored entity. To date, our primary emphasis has been on legacy securities that when originally issued were rated in the highest rating category by one or more of the nationally recognized statistical rating organizations but we have also invested in subordinated debt for which the property (properties) securing the underlying mortgage collateral is located within the U. S. or the European Union. We do not have an established a minimum current rating requirement for such investments.

        Non U.S. CMBS.—CMBS which is not guaranteed by a U.S. Government agency or U.S. Government-sponsored entity and which is secured by commercial real estate located outside of the U.S. Although our Manager believes that these investments can provide attractive risk-reward opportunities and offer additional asset diversification, investing in international real estate has a number of additional risks, including but not limited to currency risk, political risk and the legal risk of investing in jurisdiction(s) with varying laws and regulations and potential tax implications. See Item 7A: Quantitative and Qualitative Disclosures about Market Risk—Foreign Investment Risk and Currency Risk herein.

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

        Risk Sharing Securities Issued by Fannie Mae and Freddie Mac.—From time to time we have and may in the future continue to invest in risk sharing securities issued by Fannie Mae and Freddie Mac. Principal and interest payments on these securities are based on the performance of a specified pool of Agency residential mortgages. The payments due on these securities, however, are not secured by the referenced mortgages, but are full faith and credit obligations of Fannie Mae or Freddie Mac respectively. Investments in these securities generally are not qualifying assets for purposes of the 75% asset test applicable to REITs and generally do not generate qualifying income for purposes of the 75% income test applicable to REITs. As a result, we may be limited in our ability to invest in such assets.

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

        Residential whole-loans.—We have made our first investment in "residential whole-loan" instruments and may in the future expand our investment in these mortgages, secured by single family residential properties. In this regard, our Manager is actively working on a number of potential whole-loan programs involving residential mortgages. As currently contemplated, these programs involve investing in structured Non-Agency RMBS programs crafted specifically for us, although it is possible that we could hold mortgage loans directly at some point. In addition to holding these instruments for investment, our Manager is also working to provide us with the ability to invest in or acquire whole-loans directly or gain exposure to whole-loans through investments in structured programs with the intention of securitizing the whole-loans in the future, selling the investment grade portion of the securitized structure and retaining the residual portion. During the fourth quarter 2014, we completed our first purchase of these instruments. The residential whole-loans are held by a trust whose entire beneficial interest we hold. Although our expectation is that we will continue to make at least a limited amount of these investments in the near future, increasing these instruments as part of our target assets involves complex investment, structural, regulatory and accounting issues and there can be no assurance that we will in fact expand our investments in residential whole-loans or, if we do, in what form and to what extent we will do so.

        Commercial whole-loans.—Our Manager is also actively exploring opportunities to invest in small balance, $2.5 million to $25.0 million, commercial whole-loans, including commercial mortgages and Small Business Administration or SBA loans secured primarily by real estate. Subsequent to the close of the fiscal year, we made our first investment in these instruments. While our Manager has experience in CMBS and we currently invest in Agency and Non-Agency CMBS as well as Non U.S. CMBS, investing in whole-loans backed or secured by commercial real estate assets involves complex investment, structural, regulatory and accounting issues. Some of these issues are unique to commercial whole-loans as opposed to residential mortgages. Accordingly, there is no assurance of the prevalence such investments will have in our overall portfolio.

        Other investments.—In addition to MBS, our principal investment, and ABS from time to time, we may also make other investments in securities, which our Manager believes will assist us in meeting our investment objective and are consistent with our overall investment policies. These investments will normally be limited by the REIT requirements that 75% our assets be real estate assets and that 75% of our income be generated from real estate, thereby limiting our ability to invest in such assets.

        At the time of our IPO, our primary investment strategy focused on Agency RMBS. As discussed above, we continue to increase the portion of our portfolio allocated to Non-Agency RMBS, Agency and Non-Agency CMBS, Non U.S. CMBS and ABS and in the fourth quarter of 2014 made our first in investment in residential whole-loan mortgages. In the future are likely to expand our investments in these securities. The allocation to Non-Agency RMBS, Agency and Non-Agency CMBS, residential and commercial whole-loans and ABS may vary from time to time based on market conditions.

        As of December 31, 2014, the fair value of our investment portfolio was comprised of 72.0% of Agency RMBS, 15.3% of Non-Agency RMBS, 1.0% of Agency CMBS, 9.0% of Non-Agency CMBS, 2.5% of other securities and 0.2% of residential whole-loans, excluding linked transactions. As of December 31, 2014, the fair value of our investment portfolio was comprised of 71.2% of Agency RMBS, 15.3% of Non-Agency RMBS, 1.0% of Agency CMBS, 9.7% of Non-Agency CMBS, 2.6% of other securities and 0.2% of residential whole-loans, including linked transactions.

Our Financing Strategy.

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

        We may fund the acquisition of our assets through the use of leverage from a number of financing sources, subject to maintaining our qualification as a REIT. We finance purchases of MBS and other securities primarily through the use of repurchase agreements.

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

        We expect to maintain a debt to equity ratio of five to ten times the amount of our stockholders' equity, although there is no minimum or maximum leverage that our investment policies explicitly require. To the extent the Agency MBS percentage of our portfolio decreases, our overall leverage is likely to decrease. Depending on the different cost of borrowing funds at different maturities, we will vary the maturities of our borrowed funds to attempt to produce lower borrowing costs and reduce interest rate risk. We enter into collateralized borrowings only with institutions that are rated investment grade by at least one nationally-recognized statistical rating organization. We rely on financing to acquire, on a leveraged basis, assets in which we invest. If market conditions deteriorate, our lenders may exit the repurchase market, and tighten lending standards, or increase the amount of equity capital required to obtain financing making it more difficult and costly for us to obtain financing.

        For the year ended December 31, 2014, we financed our MBS and other securities with repurchase agreements, on a debt-to-equity basis, ranging from 6.1 to 7.4 times leverage calculated at each month-end. In the future, we may, however, be limited or restricted in the amount of leverage we may employ by the terms and provisions of any financing or other agreements, and may be subject to margin calls as a result of our financing activity. We had an aggregate debt-to-equity ratio, related to our repurchase agreements of approximately 6.3 to 1, including repurchase agreements on linked transactions, and 6.2 to 1, excluding repurchase agreements on linked transactions at December 31, 2014. Our debt-to-equity ratio is computed by dividing repurchase borrowings by total stockholders' equity.

        We finance MBS and other securities with repurchase agreement financing with maturities generally ranging from one to three months, but in some cases longer. At December 31, 2014, we had entered into master repurchase agreements with 24 counterparties. One of our existing repurchase agreement counterparties and one of its affiliates has communicated their intention to exit the repurchase agreement market in 2015. We believe that we have sufficient capacity with our other repurchase agreement counterparties to refinance these positions. We had approximately $3.9 billion outstanding under our repurchase agreements, including repurchase agreements accounted for as part of linked transactions of $28.9 million and repurchase agreements related to residential whole-loans owned through trust certificates of $4.9 million at December 31, 2014. The trust certificates are eliminated upon consolidation.

Our Hedging Strategy

        Subject to maintaining our qualification as a REIT for U.S. federal income purposes, we pursue various economic hedging strategies to seek to reduce our exposure to adverse changes in interest rates and, to a more limited extent, foreign currency. The U.S. federal income tax rules applicable to REITs may require us to implement certain of these techniques through a domestic TRS that is fully subject to federal corporate income taxation. As of December 31, 2014, we have one wholly owned subsidiary which we have jointly elected to treat as a TRS. Our hedging activity varies in scope based on the level and volatility of interest rates, the type of assets held, including currency denomination and other changing market conditions. As of December 31, 2014, the majority of swaps we entered into are designed to mitigate the effects of increases in interest rates under a portion of our repurchase agreements. These swaps generally provide for fixed interest rates indexed off of the London interbank offered rate or LIBOR and effectively fix the floating interest rates. Notwithstanding the foregoing, in order to manage our hedge position with regard to our liabilities, we on occasion will enter into interest rate swaps which involve the receipt of fixed-rate amounts from a counterparty in exchange for us making variable-rate payments over the life of the interest rate swap without exchange of the underlying notional amount. As of December 31, 2014, we effectively fixed the floating interest rates on approximately $1.4 billion of borrowings under our repurchase agreements, net of variable-rate payment swaps. We also entered into forward starting swaps of $2.2 billion. We utilize forward starting swaps and swaptions for several reasons including replacing expiring swaps, in anticipation of increasing our overall financing and reducing our exposure to future interest rate increases. Interest rate swaptions provide us the option to enter into an interest rate swap agreement for a predetermined notional amount, stated term and pay and receive interest rates in the future. As of December 31, 2014, we owned swaptions on approximately an incremental $105.0 million of borrowings. As of December 31, 2014, we also entered into foreign currency swaps, agreeing to pay a fixed amount of euros in exchange for a fixed amount of U.S. dollars as well as currency forwards. We entered into the currency swaps and forwards in order to hedge our exposure to foreign currency with respect to Non-U.S. CMBS investments and the corresponding repurchase financings utilized to make such investments. In order to enable us to maintain compliance with the REIT requirements, we have generally elected to treat our derivative instruments as hedges for U.S. federal tax purposes. To date, however, we have not elected to apply hedge accounting for financial statement reporting purposes for our derivative instruments. As a result, we record the change in fair value of our derivatives and the associated interest and currency exchange in earnings. Additionally, we may enter into hedging transactions in the form of puts and calls or other financial instruments that we deem appropriate.

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

        We may invest in equity index derivatives such as futures, options on futures and options on indices. These instruments are used normally to hedge interest rate movements as well as credit risks and other risks associated with our portfolio which may be impacted by volatility in the equity markets. Tax and other regulatory rules may limit our overall ability to use these instruments even through a TRS. Investing in these instruments introduces equity market risks into the management of the portfolio although as noted above our Manager uses them for the purpose of hedging our overall interest rate risk. These hedging strategies involving equity index products may not be successful, and may expose us to additional losses, if expected correlations between such risks and the equity markets do not occur. The goal of our hedging strategy is to ensure that, at all times, we are appropriately hedged in accordance with the REIT requirements for the level of interest rate and currency risk inherent in our investment portfolio.

Regulation

Our Manager

        We are externally managed and advised by Western Asset Management Company. Established in 1971 and acquired by Legg Mason in 1986, our Manager is a registered investment advisor headquartered in Pasadena, California, that specializes in fixed-income asset management. From offices in Pasadena, Dubai, Hong Kong, London, Melbourne, New York, São Paulo, Singapore and Tokyo, our Manager's 824 employees provide investment services for a wide variety of global clients, including mutual funds, corporate, public, insurance, health care, union organizations and charitable foundations. As of December 31, 2014, our Manager and its investment advisory affiliates over which our Manager has operational responsibility, or its supervised affiliates, had approximately $466.0 billion in assets under management. All of our officers, apart from our chief financial officer, Steven M. Sherwyn, were employees of our Manager previous to January 1, 2014. Effective on that date, Mr. Sherwyn also became an employee of our Manager as well. In addition two, of our directors, James W. Hirschmann III and Gavin L. James, are also employees of our Manager. Our Manager is responsible for, among other duties: (i) performing all of our day-to-day functions; (ii) determining investment criteria in conjunction with our Board of Directors; (iii) sourcing, analyzing and executing investments, asset sales and financings; (iv) performing asset management duties; and (v) performing financial and accounting management.

Management Agreement

        On May 9, 2012, we entered into a management agreement, or the Management Agreement, with our Manager. Pursuant to the Management Agreement, our Manager is responsible for the implementation of our business strategy and performs certain services for us, subject to oversight by our Board of Directors. The initial term of the Management Agreement ends on May 15, 2015, with automatic one-year renewal terms thereafter. Following the initial three-year term, the Management Agreement may be terminated annually upon the affirmative vote of at least two thirds (2/3) of our independent directors based upon: (i) our Manager's unsatisfactory performance that is materially detrimental to us; or (ii) our determination that any fees payable to our Manager are not fair, subject to our Manager's right to prevent termination based on unfair fees by accepting a reduction of management fees agreed to by at least two thirds (2/3) of our independent directors, subject to 180 days prior notice of such termination. Upon such a termination, we are required to pay our Manager a termination fee equal to three times the average annual management fee earned by our Manager during the prior 24-month period prior to such termination. We may also terminate the Management Agreement at any time, including during the initial term, with 30 days prior notice from our Board of Directors, without payment of a termination fee, for cause, as defined in the Management Agreement. Our Manager may terminate the Management Agreement if we become required to register as an investment company under the 1940 Act, with such termination deemed to occur immediately before such event, in which case we are not required to pay a termination fee. Our Manager may also decline to renew the Management Agreement by providing us with 180 days written notice, in which case we are not required to pay a termination fee. Pursuant to the terms of the Management Agreement it has been extended for one year to May 15, 2016.

        Our Manager is entitled to a management fee equal to 1.5% per annum, calculated and payable quarterly in arrears, of our stockholders' equity. For purposes of calculating the management fee, our "stockholders' equity" means the sum of the net proceeds from any issuances of our equity securities since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus our retained earnings, calculated in accordance with U.S. GAAP, at the end of the most recently completed fiscal quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less any amount that we pay for repurchases of our shares of common stock, excluding any unrealized gains, losses or other non-cash items that have impacted stockholders' equity as reported in our financial statements prepared in accordance with U.S. GAAP, regardless of whether such items are included in other comprehensive income or loss, or in net income, including OTTI charges reported in other loss on MBS, unrealized gain (loss) on MBS and other securities and the non-cash portion of gain (loss) on derivative instruments, as well as one-time events pursuant to changes in U.S. GAAP and certain other non-cash charges, based on discussions between our Manager and our independent directors and subject to approval by at least two thirds (2/3) of our independent directors. However, if our stockholders' equity for any given quarter is negative based on the calculation described above, our Manager will not be entitled to receive any management fee for that quarter. Our Manager is entitled to reimbursement of its operating expenses related to us, including legal, accounting, due diligence and other services.

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

        We believe that we are not, and intend to conduct our operations so as not to become regulated as an investment company under the 1940 Act. We have relied, and intend to continue to rely on current interpretations of the staff of the SEC in an effort to continue to qualify for an exemption from registration under the 1940 Act. For more information on the exemptions that we utilize refer to Item 1A, "Risk Factors" of this annual report on Form 10-K.

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

Employees

        Previous to January 1, 2014, other than our chief financial officer, we have had no employees and have been managed by our Manager pursuant to the Management Agreement between our Manager and us dated as of May 9, 2012. On January 1, 2014, our chief financial officer also became an employee of our Manager.

Corporate Governance and Internet Address

        We emphasize the importance of professional business conduct and ethics through our corporate governance initiatives. In 2014 the Board took additional steps to enhance governance by appointing a lead independent director and adding a fourth independent director so that our Board of Directors consists of two thirds (2/3) independent directors. The audit, nominating and corporate governance, and compensation committees of our Board of Directors are composed entirely of independent directors. We have adopted corporate governance guidelines and a code of business conduct and ethics, which delineate our standards for our officers and directors.

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

        Recently, regulations have been promulgated by U.S. and foreign regulators attempting to strengthen oversight of derivative contracts. The Dodd-Frank Act established a comprehensive new regulatory framework for derivative contracts commonly referred to as "swaps" which requires that many swaps be executed on a regulated exchange or trading platform ("mandatory exchange trading") and cleared through a central counterparty ("mandatory clearing"). In particular, certain of the swaps that the Manager may want to use to hedge the Company's exposure to fluctuations in interest rates may now be subject to mandatory clearing and mandatory exchange trading. For swaps that are subject to mandatory clearing, the Company will be forced to pledge some of its assets to a clearing broker as initial margin, and for the life of such swaps, the assets pledged as initial margin generally will not be available to the Company for investment. For swaps that are subject to mandatory clearing and mandatory exchange trading, the Company likely will incur additional fees and costs for transactions in such swaps. Together, these requirements may make our Manager's hedging strategies more costly or may induce our Manager to change its hedging strategies.

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

Cybersecurity risk and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information and/or damage to our business relationships, all of which could negatively impact our financial results.

        A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance cost, litigation and damage to our investor relationships. As our reliance on technology has increased, so have the risks posed to both our information systems, both internal and those provided by our Manager and third-party service providers. Our Manager has implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber incident, do not guarantee that our financial results, operations or confidential information will not be negatively impacted by such an incident.

Risks related to our investing strategy

Mortgage loan modification, refinancing programs, reduction in mortgage insurance premiums and minimum down payments and future legislative action may adversely affect the value of, and our returns on, Agency RMBS, Non-Agency RMBS and our additional Target Assets..

        The U.S. Government, through the U.S. Federal Reserve, the Federal Housing Administration, or the FHA, and the Federal Deposit Insurance Corporation, has implemented a number of federal programs designed to assist homeowners, including the Home Affordable Modification Program, or HAMP, which provides homeowners with assistance in avoiding residential mortgage loan foreclosures, the Hope for Homeowners Program, or H4H Program, which allowed certain distressed borrowers to refinance their mortgages into FHA-insured loans in order to avoid residential mortgage loan foreclosures, and the Home Affordable Refinance Program, or HARP, which allows borrowers who are current on their mortgage payments to refinance and reduce their monthly mortgage payments at loan-to-value ratios up to 125% (and, in some cases, above 125%) without new mortgage insurance. A number of these homeowners' assistance programs have been enhanced or expanded and the HAMP and HARP programs have been extended through December 31, 2016. In addition, current administration officials and certain members of the U.S. Congress have indicated support for additional legislative relief for homeowners, including an amendment of the bankruptcy laws to permit the modification of mortgage loans in bankruptcy proceedings. Loan modifications are more likely to be used when borrowers are less able to refinance or sell their homes due to market conditions and when the potential recovery from a foreclosure is reduced due to lower property values. A significant number of loan modifications could result in a significant reduction in cash flows to the holders of the mortgage securities on an ongoing basis. Amendments to the bankruptcy laws that result in the modification of outstanding mortgage loans may adversely affect the value of and the returns on, the assets that we intend to acquire and the assets we currently hold.

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

        In October 2014, the FHA announced that it would allow FNMA and FHLMC to purchase loans with three percent (3%) down payments, thereby reducing the down payment requirement for borrowers to access mortgage loans which are eligible for purchase and/or guarantee by these U.S. Government sponsored entities or GSEs. Further, in January 2015, the Obama administration announced a 50 basis points (0.50%) reduction in the annual mortgage insurance premium imposed by the FHA on mortgage loans guaranteed by GNMA. The reduction in the minimum down payment along with lowering all-in mortgage interest rates on GSE sponsored residential mortgage loans will likely increase the attractiveness of refinancing as well as purchases of new and existing homes, thereby increasing the prepayment rates on the mortgage loans underlying our existing RMBS. This may adversely affect the value of, and the returns on, these assets, especially those which we acquired at a premium.

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

        We could be negatively affected in a number of ways depending on the manner in which related events unfold for FNMA and FHLMC. We currently rely significantly on our Agency RMBS as collateral for our financings under our repurchase agreements. Any decline in its value, or perceived market uncertainty about its value, would make it more difficult for us to obtain financing on our Agency RMBS on acceptable terms or at all, or to maintain our compliance with the terms of any financing transactions. Further, the current support provided by the U.S. Treasury to FNMA and FHLMC, and any additional support it may provide in the future, could have the effect of lowering the interest rates we expect to receive from Agency RMBS, thereby tightening the spread between the interest we earn on our Agency RMBS and the cost of financing those assets. A reduction in the supply of Agency RMBS could also negatively affect the pricing of Agency RMBS by reducing the spread between the interest we earn on our investment portfolio of Agency RMBS and our cost of financing that portfolio.

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

        In 2014, we invested in risk sharing securities issued by FNMA and FHLMC. Principal and interest payments on these securities are based on the performance of a specified pool of Agency residential mortgages. The payments due on these securities, however, are not secured by the referenced mortgages, but are full faith and credit obligations of Fannie Mae or Freddie Mac respectively. There is no implicit or explicit guarantee of these obligations by FHFA or that FHFA would satisfy such obligations if FNMA and/or FHLMC were to default.

We operate in a highly competitive market for investment opportunities and competition may limit our ability to acquire desirable investments in our Target Assets and could also affect the pricing of these securities.

        We operate in a highly competitive market for investment opportunities. Currently, our profitability depends, in large part, on our ability to acquire our Target Assets at attractive prices. In acquiring these assets, we compete with a variety of institutional investors, including other REITs, specialty finance companies, public and private funds (including other funds managed by our Manager), commercial and investment banks, commercial finance and insurance companies and other financial institutions. Many of our competitors are substantially larger and have considerably greater financial, technical, marketing and other resources than we do. Other REITs have recently raised, or may raise, additional capital, and may have investment objectives that overlap with ours, which may create additional competition for investment opportunities. Some competitors may have a lower cost of funds and access to funding sources that may not be available to us, such as funding from the U.S. Government. Many of our competitors are not subject to the operating constraints associated with REIT tax compliance or maintenance of an exemption from the 1940 Act. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, competition for investments in our Target Assets may lead to the price of such assets increasing, which may further limit our ability to generate desired returns. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, desirable investments in these assets may be limited in the future and we may not be able to take advantage of attractive investment opportunities from time to time, as we can provide no assurance that we will be able to identify and make investments that are consistent with our investment objectives.

A lack of liquidity in our investments may adversely affect our business.

        The assets we acquire are not publicly traded. A lack of liquidity may result from the absence of a willing buyer or an established market for these assets, as well as legal or contractual restrictions on resale or the unavailability of financing for these assets. In addition, mortgage-related assets generally experience periods of illiquidity, especially during periods of economic stress such as the recent economic recession which resulted in increased delinquencies and defaults with respect to residential and commercial mortgage loans. The illiquidity of our investments may make it difficult for us to sell such investments if the need or desire arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments. Further, we may face other restrictions on our ability to liquidate an investment in a business entity to the extent that we or our Manager has or could be attributed with material, non-public information regarding such business entity. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited, which could adversely affect our results of operations and financial condition.

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

        Our most significant investments are Agency RMBS and to a lesser extent Non-Agency RMBS and Agency and Non-Agency CMBS. We need to rely on our securities as collateral for our financings. Any decline in their value, or perceived market uncertainty about their value, would likely make it difficult for us to obtain financing on favorable terms or at all, or maintain our compliance with terms of any financing arrangements already in place. The securities we acquire are classified for accounting purposes as available-for-sale. All assets classified as available-for-sale are reported at fair value, based on market prices from third-party sources. We have elected to include any unrealized gains and losses in our earnings. If market conditions result in a decline in the fair value of our assets, our financial position and results of operations could be adversely affected.

A prolonged economic recession and further declining real estate values could impair our assets and harm our operations.

        The risks associated with our business are more severe during economic recessions and are compounded by declining real estate values. The Non-Agency RMBS and Non-Agency CMBS in which we invest a part of our capital will be particularly sensitive to these risks. Declining real estate values will likely reduce the level of new mortgage loan originations since borrowers often use appreciation in the value of their existing properties to support the purchase of additional properties. Borrowers will also be less able to pay principal and interest on loans underlying the securities in which we invest if the value of residential and commercial real estate weakens further. Further, declining real estate values significantly increase the likelihood that we will incur losses on Non-Agency RMBS and Non-Agency CMBS in the event of default because the value of collateral on the mortgages underlying such securities may be insufficient to cover the outstanding principal amount of the loan. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect our net interest income from Non-Agency RMBS and Non-Agency CMBS in our portfolio, which could have an adverse effect on our financial condition, results of operations and our ability to make distributions to our stockholders.

Our investments are subject to a significant change in prepayments speeds affecting the value of our portfolio and possibly adversely affecting yields.

        The value of our assets may be affected by prepayment rates on residential mortgage loans. We acquire RMBS and anticipate that the underlying residential mortgages loans will prepay at a projected rate generating an expected yield. If we purchase assets at a premium to par value, when borrowers prepay their residential mortgage loans faster than expected, the corresponding prepayments on the mortgage-related securities may reduce the expected yield on such securities because we will have to amortize the related premium on an accelerated basis. In the case of Agency RMBS whole pools and certain other investment grade rated securities, we will be required to make a retrospective adjustment to historical amortization. Conversely, if we purchase assets at a discount to par value, when borrowers prepay their residential mortgage loans slower than expected, the decrease in corresponding prepayments on the RMBS may reduce the expected yield on such securities because we will not be able to accrete the related discount as quickly as originally anticipated and, in the case of Agency RMBS whole pools and certain other investment grade rated securities, we will have to make a retrospective adjustment to historical amortization.

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

        Allegations of deficiencies in foreclosure documentation and servicing and foreclosure practices by several large mortgage servicers have raised various concerns relating to foreclosure practices. As a result of these alleged deficiencies in foreclosure practices, a number of servicers temporarily suspended foreclosure proceedings beginning in the second half of 2010 while they evaluated their foreclosure practices. In addition, on February 9, 2012, a group consisting of state attorneys general and state bank and mortgage regulators in 49 states reached a settlement with the largest mortgage servicers regarding foreclosure practices in the states' various jurisdictions. On January 7, 2013, the Office of the Comptroller of the Currency and the Board of Governors of the Federal Reserve System announced a settlement with a number of mortgage servicers in lieu of continuing a foreclosure review process, under which borrowers who believed they were financially harmed by the foreclosure process in 2009 and 2010 were able to request an independent review of the process. The settlement, which includes funds for both direct payments to eligible borrowers and for other assistance such as loan modifications and forgiveness of deficiency judgments, ended the case-by-case reviews. Although servicers have generally ended their suspension of foreclosures, the processing of foreclosures continues to be slow in many states due to continuing issues in the servicer foreclosure process, including efforts by servicers to comply with regulatory consent orders and requirements, recent changes in the state foreclosure laws, court rules and proceedings and the pipeline of foreclosures resulting from these delays as well as the elevated level of foreclosures caused by the housing market downturn. We may incur substantial legal fees and court costs in acquiring a property through contested foreclosure or bankruptcy proceedings. We intend to continue to monitor and review the issues raised by the alleged improper foreclosure practices.

        Prior to making investments in RMBS, our Manager carefully considers many factors, including housing prices and foreclosure timelines, and estimate loss assumptions. The concerns about deficiencies in foreclosure practices of servicers and related delays in the foreclosure process may impact our loss assumptions and affect the values of, and our returns on, our investments in RMBS. We cannot predict exactly how the servicing and foreclosure matters or the resulting litigation or settlement agreements will affect our business and cannot assure you that these matters will not impair our performance and reduce the return on our investments.

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

        Our Manager will analyze any CMBS investments we may acquire based on loss-adjusted yields, taking into account estimated future losses on the mortgage loans included in the securitization's pool of loans, and the estimated impact of these losses on expected future cash flows. Our Manager's loss estimates may not prove accurate, as actual results may vary from estimates. In the event that our Manager underestimates the pool level losses relative to the price we pay for a particular CMBS investment, we may experience losses with respect to such investment.

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

        To the extent we acquire residential or commercial first lien mortgages or whole-loans; we will be subject to individual credit risk. While such mortgages will be secured by the single family residences or commercial properties, we will rely on the borrower's willingness to make timely payments. In certain states our ability to recover against a borrower on a residential property may be limited to either recovering from the borrower or foreclosing on the property. In either case, depending on state and local laws, such recovery could take an extended period of time and expense, during which period we would not be receiving any payments, thereby negatively impacting our cash flow. Similarly, to the extent a commercial loan is non-recourse, our recovery will be limited to the underlying real property which depending on several factors, including the location of such property, could take an extended period of time and expense, thereby negatively impacting our cash flow.

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

        Our determination of the fair value of our investments for GAAP includes inputs provided by third-party dealers and pricing services. Valuations of certain investments in which we invest are often difficult to obtain. In general, dealers and pricing services heavily disclaim their valuations. Dealers may claim to furnish valuations only as an accommodation and without special compensation, and so they may disclaim any and all liability for any direct, incidental, or consequential damages arising out of any inaccuracy or incompleteness in valuations, including any act of negligence or breach of any warranty. Depending on the complexity and illiquidity of a security, valuations of the same security can vary substantially from one dealer or pricing service to another. Therefore, our results of operations for a given period could be adversely affected if our determinations regarding the fair market value of these investments are materially different than the values that we ultimately realize upon their disposal. Due to an overall increase in market volatility, the valuation process has been particularly challenging recently as market events have made valuations of certain assets more difficult, unpredictable and volatile.

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

        Rising interest rates generally reduce the demand for mortgage loans due to the higher cost of borrowing. A reduction in the volume of mortgage loans originated may affect the volume of our Target Assets available to us, which could adversely affect our ability to acquire assets that satisfy our investment objectives. Rising interest rates may also cause our assets that were issued prior to an interest rate increase to provide yields that are below prevailing market interest rates. If rising interest rates cause us to be unable to acquire a sufficient volume of our Target Assets with a yield that is above our borrowing cost, our ability to satisfy our investment objectives and to generate income and make distributions may be materially and adversely affected.

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

        We invest in Agency RMBS and Non-Agency RMBS. We also invest in Agency and Non-Agency CMBS and ABS. In a normal yield curve environment, investments in such assets will generally decline in value if long-term interest rates increase. Declines in market value may ultimately reduce earnings or result in losses to us, which may negatively affect cash available for distribution to our stockholders.

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

        As of December 31, 2014, none of our Agency RMBS, excluding Interest-Only Strips, were secured by ARMs or hybrid ARMs. Our Non-Agency RMBS, however, were secured by ARMs, Hybrid ARMS, pay option ARMs and fixed-rate mortgages. Further, there can be no assurance that this will not change in the future.

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

        Since the onset of the economic recession in 2008, the Federal Reserve has maintained an accommodative monetary policy. Recent improvements in the U.S. labor market and overall U.S. economy has led to a discussion of the return of monetary policy to a more "normal" stature. In the press release issued subsequent to the Federal Open Market Committee on January 27 and 28, 2015, the Federal Reserve reaffirmed its view that the current 0% to 0.25% target range for the federal funds rate is appropriate as it works to support continued progress toward its dual goal of maximum employment and price stability. While not providing a definitive time frame for when it expects to begin raising short term interest rates, the Federal Reserve reiterated that it can remain patient in beginning to normalize monetary policy and that such actions will be driven by economic data. Accordingly, we cannot project with certainty when and the rate at which the Federal Reserve will increase the Federal Funds rate and what impact that will have on our business and operating results.

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

        Some of our real estate-related securities investments may be denominated in foreign currencies, and therefore, we expect to have currency risk exposure to any such foreign currencies. A change in foreign currency exchange rates may have an adverse impact on returns on our non-U.S. dollar denominated investments. Although we may hedge our foreign currency risk subject to the REIT income tests, we may not be able to do so successfully and may incur losses on these investments as a result of exchange rate fluctuations. To the extent that we invest in non-U.S. dollar denominated securities, in addition to risks inherent in the investment in securities generally discussed in this Form 10-K, we will also be subject to risks associated with the uncertainty of foreign laws and markets including, but not limited to, unexpected changes in regulatory requirements, political and economic instability in certain geographic locations, difficulties in managing international operations, currency exchange controls, potentially adverse tax consequences, additional accounting and control expenses and the administrative burden of complying with a wide variety of foreign laws.

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

        The SEC in 2011 solicited public comment on a wide range of issues relating to Section 3(c)(5)(C), including the nature of the assets that qualify for purposes of the exemption and whether mortgage REITs should be regulated in a manner similar to investment companies. To date the staff has not issued any additional guidance. There can be no assurance that the laws and regulations governing the 1940 Act status of REITs, including the guidance of the Division of Investment Management of the SEC regarding this exemption, will not change in a manner that adversely affects our operations. To the extent that the SEC or its staff publishes new or different guidance with respect to these matters, we may be required to adjust our strategy accordingly. In addition, we may be limited in our ability to make certain investments and these limitations could require us to hold assets we might wish to sell or to sell assets we might wish to hold. To the extent that the SEC staff provides more specific guidance regarding any of the matters bearing upon the exemption we rely on from the 1940 Act, we may be required to adjust our strategy accordingly. Any additional guidance from the SEC staff could provide additional flexibility to us, or it could further inhibit our ability to pursue the strategies we have chosen.

        The mortgage related investments that we acquire are limited by the provisions of the 1940 Act and the rules and regulations promulgated thereunder. If the SEC determines that any of these securities are not qualifying interests in real estate or real estate-related assets, adopts a contrary interpretation with respect to these securities or otherwise believes we do not satisfy the above exceptions or changes its interpretation of the above exceptions, we could be required to restructure our activities or sell certain of our assets. We may be required at times to adopt less efficient methods of financing certain of our mortgage related investments and we may be precluded from acquiring certain types of higher yielding securities. The net effect of these factors would be to lower our net interest income. If we fail to qualify for an exemption from registration as an investment company or an exclusion from the definition of an investment company, our ability to use leverage would be substantially reduced. Further, if the SEC determined that we were an unregistered investment company, we could be subject to monetary penalties and injunctive relief in an action brought by the SEC, we would potentially be unable to enforce contracts with third parties which could seek to obtain rescission of transactions undertaken during the period for which it was established we were an unregistered investment company. If we were required to register as an investment company, it would result in a change of our financial statement requirements. Our business will be materially and adversely affected if we fail to qualify for this exemption from regulation pursuant to the 1940 Act. In addition, the loss of our 1940 Act exemption would also permit our Manager to terminate the Management Agreement, which could result in material adverse effect on our business and results of operations.

The downgrade of the U.S. government's or certain European countries' credit ratings and any future downgrades of the U.S. government's or certain European countries' credit ratings may materially adversely affect our business, financial condition and results of operations.

        On August 5, 2011, Standard & Poor's downgraded the U.S. government's credit rating for the first time in history. More recently, concerns over economic recession, geopolitical issues, the ability of certain European sovereigns to honor their debt obligations and the exposure of certain European financial institutions to such debt, potential deflationary pressures in Europe, slowing growth in China, rapid decline in the price of oil and certain other commodities, the availability and cost of financing, the mortgage market, uncertainty related to political events such as the government spending and tax policy and uncertain real estate market have contributed to volatility and relatively low expectations for the world economy and domestic and international markets. Because FNMA and FHLMC are in conservatorship of the U.S. government, downgrades to the U.S. government's credit rating could impact the credit risk associated with Agency MBS and, therefore, decrease the value of the Agency MBS in which we invest. In addition, the downgrade of the U.S. government's credit rating and the credit ratings of certain European countries has created broader financial turmoil and uncertainty, which has recently weighed heavily on the global banking system. Therefore, the downgrade of the U.S. government's credit rating and the credit ratings of certain European countries and any future downgrades of the U.S. government's credit rating or the credit rating s of certain European countries may materially adversely affect our business, financial condition and results of operations.

Risks related to financing and hedging

Our strategy involves significant leverage, which may amplify losses.

        Our current target leverage generally ranges between five to ten times the amount of our stockholders' equity (calculated in accordance with U.S. GAAP). We incur this leverage by borrowing against a substantial portion of the market value of our assets. By utilizing this leverage, we can enhance our returns. Nevertheless, this leverage, which is fundamental to our investment strategy, also creates significant risks.

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

        We have entered into master repurchase agreements with various financial institutions and borrow under these master repurchase agreements to finance the acquisition of assets for our investment portfolio. Pursuant to the terms of borrowings under our master repurchase agreements, a decline in the value of the subject assets may result in our lenders initiating margin calls. A margin call means that the lender requires us to pledge additional collateral to re-establish the ratio of the value of the collateral to the amount of the borrowing. The specific collateral value to borrowing ratio that would trigger a margin call is not set in the master repurchase agreements and will not be determined until we engage in a repurchase transaction under these agreements. Our fixed-rate securities generally are more susceptible to margin calls as increases in interest rates tend to have a greater negative affect on the market value of fixed-rate securities. If we are unable to satisfy margin calls, our lenders may foreclose on our collateral. The threat of or occurrence of a margin call could force us to sell our assets, either directly or through a foreclosure, under adverse market conditions. Because of the significant leverage we have, we may incur substantial losses upon the threat or occurrence of a margin call.

If a counterparty to our repurchase transactions defaults on its obligation to resell the underlying security back to us at the end of the transaction term, or if the value of the underlying security has declined as of the end of that term, or if we default on our obligations under the repurchase agreement, we will lose money on our repurchase transactions.

        When we engage in repurchase transactions, we generally sell securities to lenders (repurchase agreement counterparties) and receive cash from these lenders. The lenders are obligated to resell the same securities back to us at the end of the term of the transaction. Because the cash we receive from the lender when we initially sell the securities to the lender will be less than the value of those securities (this difference is the haircut), if the lender defaults on its obligation to resell the same securities back to us we may incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities). We would also lose money on a repurchase transaction if the value of the underlying securities has declined as of the end of the transaction term, as we would have to repurchase the securities based on their initial value but would receive securities worth less than that amount. Further, if we default on one of our obligations under a repurchase transaction, the lender can terminate the transaction and cease entering into any other repurchase transactions with us. Our inability to post adequate collateral for a margin call by the counterparty, in a timeframe as short as the close of the same business day, could result in a condition of default under our repurchase agreements, thereby enabling the counterparty to liquidate the collateral pledged by us, which may have a material adverse effect on our financial position, results of operations and cash flows. Our repurchase agreements contain cross-default provisions, such that if a default occurs under an agreement with any specific lender, that lender could also declare a default under other repurchase agreements or other financing or derivative contracts, if any, with such lender. Further, 19 of the counterparties to our repurchase agreements held, as of December 31, 2014, collateral valued in excess of 5% of our stockholders' equity as security for our obligations under the applicable repurchase agreements. Any losses we incur on our repurchase transactions could adversely affect our earnings and thus our cash available for distribution to our stockholders.

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

        We cannot assure you that any, or sufficient, repurchase agreement financing will be available to us on terms that are acceptable to us. In recent years, investors and financial institutions that lend in the securities repurchase market, have tightened lending standards in response to the difficulties and changed economic conditions that have materially adversely affected the MBS market. These market disruptions have been most pronounced in the Non-Agency MBS market, and the impact has also extended to Agency MBS, which has made the value of these assets unstable and relatively illiquid compared to prior periods. Any decline in their value, or perceived market uncertainty about their value, would make it more difficult for us to obtain financing on favorable terms or at all, or maintain our compliance with terms of any financing arrangements then in place. Additionally, the lenders from which we seek to obtain repurchase agreement financing may have owned or financed MBS that have declined in value and caused the lender to suffer losses as a result of the 2007 to 2010 downturn in the residential, as well as commercial, mortgage markets. If these conditions persist, these institutions may be forced to exit the repurchase market, become insolvent or further tighten lending standards or increase the amount of equity capital or haircut required to obtain financing, and in such event, could make it more difficult for us to obtain financing on favorable terms or at all. Further, the implementation of Basel III and the Dodd Frank Act will increase the regulatory capital which financial institutions must hold against repurchase financing, thereby making the cost of providing such financing more expensive. This is likely to result in less availability of repurchase financing and/or higher pricing. In the event that we cannot obtain sufficient funding on acceptable terms, there may be a negative impact on the value of our common stock and our ability to make distributions, and you may lose part or all of your investment.

        As of December 31, 2014, we had amounts outstanding under repurchase agreements with 21 separate lenders, had repurchase agreements with 24 different lenders and our currently in discussions with several additional potential lenders. Prior to entering into a lending relationship with any financial institution, our Manager does a thorough credit review of such potential lender. Notwithstanding the foregoing, a material adverse development involving one or more major financial institutions or the financial markets in general, in addition to the regulatory changes discussed above, could result in our lenders reducing our access to funds available under our repurchase agreements or terminating such agreements altogether. Dramatic declines in the housing market from 2007 to 2010, with decreasing home prices and increasing foreclosures and unemployment, resulted in significant asset write-downs by financial institutions, which caused many financial institutions to seek additional capital, to merge with other institutions, and, in some cases, to fail. As all of our repurchase agreements are uncommitted and renewable at the discretion of our lenders, these conditions could cause our lenders to determine to reduce or terminate our access to future borrowings at virtually any time which could materially adversely affect our business and profitability. Furthermore, if a number of our lenders became unwilling or unable continue to provide us with financing; we could be forced to sell assets in order to maintain liquidity. Forced sales under adverse market conditions may result in lower sales prices than ordinary market sales made in the normal course of business.

        Furthermore, because we rely primarily on short-term borrowings, our ability to achieve our investment objective will depend not only on our ability to borrow money in sufficient amounts and on favorable terms, but also on our ability to renew or replace on a continuous basis our maturing short-term borrowings. If we are not able to renew or replace maturing borrowings due to changes in the regulatory environment or for any other reason, we will have to sell some or all of our assets, possibly under adverse market conditions which may have a material adverse effect on our financial position, results of operations and cash flows. In addition, the aforementioned changes to the regulatory capital requirements imposed on our lenders may significantly increase the cost of the financing that they provide to us. Our lenders also may revise their eligibility requirements for the types of assets they are willing to finance or the terms of such financings, based on, among other factors, the recent changes in the regulatory environment and their management of perceived risk, particularly with respect to assignee liability.

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

        On the date each month that principal payments are announced (i.e., the factor day for our Agency RMBS), the value of our Agency RMBS pledged as collateral under our repurchase agreements is reduced by the amount of the prepaid principal and, as a result, our lenders will typically initiate a margin call requiring the pledge of additional collateral or cash, in an amount equal to such prepaid principal, in order to re-establish the required ratio of borrowing to collateral value under such repurchase agreements. Accordingly, with respect to our Agency RMBS the announcement on factor day of principal prepayments is in advance of our receipt of the related scheduled payment, thereby creating a short-term receivable for us in the amount of such principal prepayments; however, under our repurchase agreements, we may receive a margin call relating to the related reduction in value of our Agency RMBS and prior to receipt of this short-term receivable, be required to post additional collateral or cash in an amount equal to the product of the advance rate of such repurchase agreement and the principal prepayment on or about factor day, which would reduce our liquidity during the period in which the short term receivable is outstanding. As a result, in order to meet any such margin calls, we could be forced to sell assets in order to maintain liquidity. Forced sales under adverse market conditions may result in lower sales prices than ordinary market sales in the normal course of business.

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

        In the event of our insolvency or bankruptcy, certain repurchase agreements may qualify for special treatment under the U.S. Bankruptcy Code, the effect of which, among other things, would be to allow the lender under the applicable repurchase agreement to avoid the automatic stay provisions of the U.S. Bankruptcy Code and to take possession of and liquidate the assets that we have pledged under their repurchase agreements. In the event of the insolvency or bankruptcy of a lender during the term of a repurchase agreement, the lender may be permitted, under applicable insolvency laws, to repudiate the contract, and our claim against the lender for damages may be treated simply as the claim of an unsecured creditor. In addition, if the lender is a broker or dealer subject to the Securities Investor Protection Act of 1970, or an insured depository institution subject to the Federal Deposit Insurance Act, our ability to exercise our rights to recover our securities under a repurchase agreement or to be compensated for any damages resulting from the lender's insolvency may be further limited by those statutes. These claims would be subject to significant delay and, if and when received, may be substantially less than the damages we actually incur.

An increase in our borrowing costs relative to the interest that we receive on our portfolio investments may adversely affect our profitability and cash available for distribution to our stockholders.

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

        Subject to maintaining our qualification as a REIT and exemption from registration under the 1940 Act, we generally pursue various economic hedging strategies to seek to reduce our exposure to adverse changes in interest rates. Our hedging activity varies in scope based on the level and volatility of interest rates, the type of assets held and other changing market conditions. Interest rate hedging may fail to protect or could adversely affect us because, among other things:

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

        While the majority of our interest rate swaps are traded on a regulated exchange, certain hedging instruments are traded over the counter and do not trade on regulated exchanges and, therefore, are not guaranteed by an exchange or a clearing house. In addition over the counter instruments are more lightly regulated by U.S. and foreign governmental authorities. Consequently, there may be no requirements with respect to record keeping, financial responsibility or segregation of customer funds and positions. Furthermore, the enforceability of agreements underlying hedging transactions may depend on compliance with applicable statutory and commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. The business failure of a hedging counterparty with whom we enter into a hedging transaction which did not clear through a clearing house would most likely result in its default. Default by a party with whom we enter into a hedging transaction may result in the loss of unrealized profits and force us to cover our commitments, if any, at the then current market price. Although generally we seek to reserve the right to terminate our hedging positions, it may not always be possible to dispose of or close out a hedging position without the consent of the hedging counterparty and we may not be able to enter into an offsetting contract in order to cover our risk. There can be no assurance that a liquid secondary market will exist for any hedging instruments purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in losses.

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

        Our Manager is authorized to follow very broad investment guidelines. Our Board of Directors periodically reviews our investment guidelines and our investment portfolio but does not, and is not required to review all of our proposed investments, except that an investment in a security structured or issued by another entity managed by our Manager must be approved by at least two thirds (2/3) of our independent directors prior to such investment. In addition, in conducting periodic reviews, our Board of Directors may rely primarily on information provided to them by our Manager. Furthermore, our Manager may use complex strategies, and transactions entered into by our Manager may be costly, difficult or impossible to unwind by the time they are reviewed by our Board of Directors. Our Manager has great latitude within the broad parameters of our investment guidelines in determining the types and amounts of Agency and Non-Agency RMBS, CMBS, ABS and other portfolio investments it may decide are attractive investments for us, which could result in investment returns that are substantially below expectations or that result in losses, which would materially and adversely affect our business operations and results. Further, decisions made and investments and financing arrangements entered into by our Manager may not fully reflect the best interests of our stockholders.

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

        We compete for investment opportunities directly with other client portfolios managed by our Manager. Clients of our Manager may have investment mandates and objectives that target the same assets as us. A substantial number of client accounts managed by our Manager have exposure to RMBS, CMBS and our other portfolio investments and may have similar investment mandates and objectives. In addition, our Manager may have additional clients that compete directly with us for investment opportunities in the future. Our Manager has an investment allocation policy in place that is intended to ensure that no single client is intentionally favored over another and that trades are allocated in a fair and equitable manner. We may compete with our Manager or its other clients for investment or financing opportunities sourced by our Manager; however, we may either not be presented with the opportunity or have to compete with our Manager to acquire these investments or have access to these sources of financing. Our Manager and our executive officers may choose to allocate favorable investments to itself or to its or other clients instead of to us. Further, at times when there are turbulent conditions in the mortgage markets or distress in the credit markets or other times when we will need focused support and assistance from our Manager, our Manager's other clients will likewise require greater focus and attention, placing our Manager's resources in high demand. In such situations, we may not receive the level of support and assistance that we may receive if we were internally managed or if our Manager did not act as a manager for other entities. There is no assurance that our Manager's allocation policies that address some of the conflicts relating to our access to investment and financing sources will be adequate to address all of the conflicts that may arise.

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

        Concurrently with our IPO, we sold 46,043 shares of our common stock to our Manager's deferred compensation plan, which made such investment on behalf of the beneficiaries of the plan, including certain executives and other employees of our Manager and its affiliates. These shares are subject to a two-year lock-up agreement from the date of our IPO with the underwriters from that offering. We issued 4,467 shares of our common stock to our Manager's deferred compensation plan on January 28, 2014, as a result of the stock component of our dividend declared on December 19, 2013. In April 2014, in conjunction with a follow-on equity offering, we sold 650,000 shares of common stock to our Manager in a private placement. These shares are subject to two-month lock-up agreement from the date of issuance with the underwriters of our follow-on offering. In addition, through December 31, 2014 our Manager had received three grants of restricted stock totaling 419,023 shares (inclusive of the stock component of the December 19, 2013 dividend). Each grant vests pro-rata over a three year period and to date a total of 90,612 shares have vested. To date, our Manager has not sold any of our common stock. To the extent our Manager elects to sell all or a portion of these shares in the future, our Manager's interests may be less aligned with our interests.

We are dependent on our Manager and its key personnel for our success.

        We have no separate facilities and are completely reliant on our Manager. As of January 1, 2014, all of our executive officers and two of our directors are employees of our Manager. Our Manager has significant discretion as to the implementation of our investment and operating policies and strategies. Accordingly, we believe that our success will depend to a significant extent upon the efforts, experience, diligence, skill and network of business contacts of the executive officers and key personnel of our Manager. The executive officers and key personnel of our Manager evaluate, negotiate, close and monitor our investments; therefore, our success depends on their continued service. The departure of any of the executive officers or key personnel of our Manager could have a material adverse effect on our performance. In addition, we offer no assurance that our Manager will remain our investment manager or that we will continue to have access to our Manager's principals and professionals. The term of our Management Agreement with our Manager has now been extended until May 15, 2016, with automatic one-year renewals thereafter. If the Management Agreement is terminated and no suitable replacement is found to manage us, we may not be able to execute our business plan. Moreover, our Manager is not obligated to dedicate any of its personnel exclusively to us nor is it obligated to dedicate any specific portion of its time to our business, and none of our Manager's personnel are contractually dedicated to us under our Management Agreement with our Manager.

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

        Termination of the Management Agreement with our Manager without cause is difficult and costly. Our independent directors review our Manager's performance and any fees payable to our Manager annually and, following the initial three-year term, the Management Agreement may be terminated annually upon the affirmative vote of at least two thirds (2/3) of our independent directors based upon: (i) our Manager's unsatisfactory performance that is materially detrimental to us; or (ii) our determination that any fees payable to our Manager are not fair, subject to our Manager's right to prevent termination based on unfair fees by accepting a reduction of management fees agreed to by at least two thirds (2/3) of our independent directors. We are required to provide our Manager 180 days prior notice of any such termination. Unless terminated for cause, we are required to pay our Manager a termination fee equal to three times the average annual management fee earned by our Manager during the prior 24-month period immediately preceding such termination, calculated as of the end of the most recently completed fiscal quarter before the date of termination. This provision increases the effective cost to us of electing not to renew, or defaulting in our obligations under, the Management Agreement, thereby adversely affecting our inclination to end our relationship with our Manager, even if we believe our Manager's performance is not satisfactory.

        Our Manager is only contractually committed to serve us until May 15, 2016. The Management Agreement is automatically renewable for one-year terms; provided, however, that our Manager may terminate the Management Agreement annually upon 180 days prior notice. If the Management Agreement is terminated and no suitable replacement is found to manage us, we may not be able to execute our business plan.

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

        In fact, in January 2014 settlements of two separate and unrelated regulatory matters involving our Manager with the United States Department of Labor and the Securities and Exchange Commission were announced. The first matter involved the trading of Non-Agency RMBS and whether certain trades complied with the cross trading rules applicable to pension plans subject to Employee Retirement Income Security Act ("ERISA") and to SEC registered funds under the 1940 Act. Our Manager settled that matter without admitting or denying the charges and paying approximately $7.4 million in compensation to clients and approximately $1.6 million in fines to the regulators. The second matter involved the handling of an investment which prohibited ERISA accounts from holding it which was allocated in error to certain ERISA accounts. Our Manager settled that matter without admitting or denying the charges and paying $10 million in compensation and $2 million in fines. Neither matter related to the Company. The settlements will not adversely affect our Manager's ability to manage the Company's affairs.

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

        If we decide to issue debt or equity securities in the future, which would rank senior to our common stock, it is likely that they will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock and may result in dilution to owners of our common stock. We and, indirectly, our stockholders, will bear the cost of issuing and servicing such securities. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus holders of our common stock will bear the risk of our future offerings reducing the market price of our common stock and diluting the value of their stock holdings in us. Furthermore, the compensation payable to our Manager will increase as a result of future issuances of our equity securities, including issuances upon exercise of the warrants, described below, even if the issuances are dilutive to existing stockholders.

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

        We believe we have operated and intend to continue to operate in a manner that allows us to qualify as a REIT commencing with our taxable year ended December 31, 2012. Our ability to satisfy the asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income and quarterly asset requirements also depends upon our ability to successfully manage the composition of our income and assets on an ongoing basis. Accordingly, there can be no assurance that the IRS will not contend that our interests in subsidiaries or in securities of other issuers will not cause a violation of the REIT requirements.

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

        Even if we remain qualified for taxation as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes, such as mortgage recording taxes. Any of these taxes would decrease cash available for distribution to our stockholders. In addition, in order to meet the REIT qualification requirements, or to avert the imposition of a 100% tax that applies to certain gains derived by a REIT from dealer property or inventory, we hold some of our assets through a TRS or other subsidiary corporation that will be subject to corporate-level income tax at regular rates. Any of these taxes would decrease cash available for distribution to our stockholders.

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

        We acquired and may acquire in the future mortgage-backed securities and other portfolio instruments in the secondary market for less than their face amount. In addition, pursuant to our ownership of certain mortgage-backed securities, we may be treated as holding certain debt instruments acquired in the secondary market for less than their face amount. The discount at which such securities or debt instruments are acquired may reflect doubts about their ultimate collectability rather than current market interest rates. The amount of such discount will nevertheless generally be treated as "market discount" for U.S. federal income tax purposes. Accrued market discount is reported as income when, and to the extent that, any payment of principal of the mortgage-backed security or debt instrument is made. If we collect less on the mortgage-backed security or debt instrument than our purchase price plus the market discount we had previously reported as income, we may not be able to benefit from any offsetting capital loss deductions to the extent we do not have offsetting capital gains.

        In addition, pursuant to our ownership of certain mortgage-backed securities or debt instruments, we may be treated as holding distressed debt investments that are subsequently modified by agreement with the borrower. If the amendments to the outstanding debt are "significant modifications" under applicable Treasury regulations, the modified debt may be considered to have been reissued to us at a gain in a debt-for-debt exchange with the borrower. In that event, we may be required to recognize taxable gain to the extent the principal amount of the modified debt exceeds our adjusted tax basis in the unmodified debt, even if the value of the debt or the payment expectations have not changed.

        Moreover, some of the mortgage-backed securities or debt instruments that we acquire may have been issued with original issue discount. We are required to report such original issue discount based on a constant yield method and will be taxed based on the assumption that all future projected payments due on such mortgage-backed securities will be made. If such mortgage-backed securities turn out not to be fully collectable, an offsetting loss deduction will become available only in the later year that uncollectability is provable.

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

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock is listed on the NYSE under the symbol "WMC". The following table sets forth the high, low and last sales prices for our common stock, as reported on the NYSE:

Period	High	Low	Close
2014
First Quarter	$17.05	$14.64	$15.64
Second Quarter	$15.68	$13.50	$14.17
Third Quarter	$15.34	$13.51	$14.78
Fourth Quarter	$15.81	$13.91	$14.70
2013
First Quarter	$23.49	$19.90	$23.24
Second Quarter	$23.98	$16.37	$17.46
Third Quarter	$17.86	$14.55	$15.99
Fourth Quarter	$17.48	$14.75	$14.88

        The following table summarizes our dividends declared on common stock, on a per share basis, for the years ended 2014 and 2013:

Declaration Date	Record Date	Payment Date	Common Stock Dividend
2014
March 20, 2014	March 31, 2014	April 29, 2014	$0.67
June 19, 2014	June 30, 2014	July 29, 2014	$0.67
September 23, 2014	October 3, 2014	October 28, 2014	$0.70
December 18, 2014	December 29, 2014	January 27, 2015	$0.70
2013
April 1, 2013	April 12, 2013	April 30, 2013	$0.95
June 20, 2013	July 1, 2013	July 29, 2013	$0.90
September 19, 2013	September 30, 2013	October 29, 2013	$0.90
December 19, 2013	December 30, 2013	January 28, 2014	$2.35	(1)

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

        As of March 2, 2015, we had 6 registered holders of our common stock and 41,719,801 shares outstanding.

Securities Authorized for Issuance Under Equity Compensation Plans

        In conjunction with our IPO and concurrent private placement, our Board of Directors approved the Western Asset Mortgage Capital Corporation Equity Plan (the "Equity Plan") and the Western Asset Manager Equity Plan (the "Manager Equity Plan" and collectively the "Equity Incentive Plans"). For further details, see Note 12 to the consolidated financial statements included under Item 8 in this Form 10-K.

        The following table presents certain information about the Equity Incentive Plans as of December 31, 2014:

Award	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Restricted common stock	N/A	N/A	761,511

Total	—	—	761,511

Stockholder Return Performance

        The following graph is a comparison of the cumulative total stockholder return on the Company's common stock, the Standard & Poor's 500 Index (the "S&P 500 Index"), the Russell 2000 Index (the "Russell 2000") and the SNL Finance REIT Index (the "SNL Finance REIT"), a peer group index from May 9, 2012 (commencement of trading on the New York Stock Exchange) to December 31, 2014, and accordingly does not take into account the dividend the Company declared on December 18, 2014 and paid on January 27, 2015. The graph assumes that $100 was invested on May 15, 2012 in the Company's common stock, the S&P 500 Index, the Russell 2000 and the SNL Finance REIT and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of the Company's shares will continue in line with the same or similar trends depicted in the graph below.

Recent Sales of Unregistered Securities: Use of Proceeds from Registered Securities

        Not applicable.

Repurchase of Equity Securities

        On July 31, 2014, the Board of Directors of the Company approved the repurchase of up to 2,050,000 shares of its common stock through December 31, 2015, either in the open market or through privately-negotiated transactions. The Company made no share repurchases in 2014.

Item 6.    Selected Financial Data

        The information below should be read in conjunction with "Forward Looking Statements", Item 1A. "Risk Factors," Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and notes thereto included in Item 8. "Financial Statements and Supplementary Data," included in this Form 10-K.

        The selected historical information presented for the years ended December 31, 2014, December 31, 2013 and for the period from May 15, 2012 (commencement of operations) through December 31, 2012, relates to our operations and has been derived from our audited Consolidated Statement of Operations included in this Annual Report on Form 10-K.

in thousands—except share and per share data	Year Ended December 31, 2014	Year Ended December 31, 2013	For the period from May 15, 2012 (commencement of operations) through December 31, 2012
Operating Data:
Net Interest Income:
Interest income	$149,110	$125,328	$53,318
Interest expense	22,263	18,019	8,094

Net Interest Income	126,847	107,309	45,224

Other Income (Loss):
Interest income on cash balances and other income (loss), net	1,433	91	11
Realized gain (loss) on sale of Mortgage-backed securities and other securities, net	(2,178)	(110,712)	20,754
Other loss on Mortgage-backed securities and other securities, net	(17,014)	(11,858)	(3,206)
Unrealized gain (loss) on Mortgage-backed securities, other securities and whole-loans, net	189,011	(160,109)	13,930
Gain on linked transactions, net	1,870	4,137	—
Gain (loss) on derivative instruments, net	(180,496)	157,547	(13,106)

Other Income (Loss), net	(7,374)	(120,904)	18,383

Operating expenses	18,760	14,260	6,330

Net income (loss) available to Common Stock and participating securities	$100,713	$(27,855)	$57,277

Net income (loss) per Common Share—Basic	$2.67	$(1.19)	$3.64

Net income (loss) per Common Share—Diluted	$2.67	$(1.19)	$3.63

Dividends Declared per Share of Common Stock	$2.74	$5.10 (1)	$2.35

Balance Sheet Data (at period end):
Total assets	$4,909,277	$3,094,877	$5,364,964

Total liabilities	$4,286,065	$2,683,783	$4,841,756

Total stockholders' equity	$623,212	$410,094	$523,208

Other Data:
Cash flow from (used in):
Operating activities	$107,374	$179,341	$33,518

Investing activities	$(1,311,678)	$2,002,411	$(5,216,160)

Financing activities	$1,203,001	$(2,189,519)	$5,238,933

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

        Our consolidated financial statements include our accounts, those of our wholly owned taxable REIT subsidiary or "TRS" and a trust that meets the definition of a variable interest entity ("VIE") related to the acquisition of residential whole-loans in which we are the primary beneficiary. The trust has issued trust certificates to us which are collateralized by pools of residential mortgage loans held by the trust. We include the underlying residential whole-loans owned by the trust in Residential whole-loans at fair value on our Consolidated Balance Sheets and have eliminated the trust certificates in consolidation.

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

        We have invested the proceeds of our IPO, concurrent private placements and follow-on public offerings in Agency RMBS, including Mortgage pass-through certificates, Agency derivatives, Agency Interest-Only Strips, and Agency CMOs, Non-Agency RMBS as well as Agency and Non-Agency CMBS, Non U.S. CMBS, ABS and residential whole-loans. We have also used "to-be-announced" forward contracts, or TBAs, in order to invest in Agency RMBS. Pursuant to these TBAs, we agree to purchase (or deliver), for future settlement, Agency RMBS with certain principal and interest terms. At December 31, 2014, our portfolio was comprised of approximately $3.2 billion of Agency RMBS (including approximately $257.6 million of Agency Interest-Only Strips), approximately $671.0 million of Non-Agency RMBS (including approximately $74.1 million of Non-Agency Interest-Only Strips), approximately $44.2 million Agency CMBS ((including approximately $18.8 million of Agency CMBS Interest-Only Strips), approximately $393.8 million Non-Agency CMBS, approximately $108.9 million of other securities and approximately $7.2 million of residential whole-loans, exclusive of linked transactions. In addition, at December 31, 2014, our linked transactions included approximately $8.2 million of Non-Agency RMBS, approximately $38.6 million of Non-Agency CMBS (including Non U.S. CMBS) and approximately $5.7 million of other securities.

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

        As of December 31, 2014, we had entered into master repurchase agreements with 24 counterparties. As of December 31, 2014, we had approximately $3.9 billion of borrowings, including borrowings on linked transactions, outstanding under our repurchase agreements collateralized by approximately $4.4 billion of MBS and other securities. The balance outstanding at December 31, 2014 includes approximately $31.9 million related to linked transactions collateralized by approximately $52.5 million of MBS and other securities and $4.9 million of borrowings related to residential whole-loans owned through trust certificates which are eliminated upon consolidation of approximately $7.2 million. We have entered into swaps to effectively fix the interest rate of our borrowings (for the life of the swap); net of variable-rate payment swaps, of approximately $1.4 billion, under our repurchase agreements, excluding forward starting swaps of $2.2 billion. In addition, as of year-end, we also owned swaptions on approximately an incremental $105.0 million of borrowings. As of December 31, 2014, our aggregate debt-to-equity ratio was approximately 6.3 to 1, including repurchase agreements on linked transactions and 6.2 to 1, excluding repurchase agreements on linked transactions.

Recent Market Conditions and Strategy

        Our business is affected by general U.S. residential real estate fundamentals, domestic and foreign commercial real estate fundamentals and the overall U.S. and international economic environment. In particular, our strategy is influenced by the specific characteristics of these markets, including but not limited to prepayment rates and interest rate levels. We expect the results of our operations to be affected by various factors, many of which are beyond our control. Our results of operations will primarily depend on, among other things, the level of our net interest income, the market value of our investment portfolio and the supply of and demand for mortgage-related securities. Our net interest income, which includes the amortization of purchase premiums and accretion of discounts, will vary primarily as a result of changes in interest rates, defaults and severity rates, borrowing costs, and prepayment speeds on our MBS and Target Asset investments. Similarly, the overall value of our investment portfolio will be impacted by these factors as well as changes in the value of residential and commercial real estate and continuing regulatory changes. Over the course of 2014, we have shifted our portfolio to more credit sensitive securities from Agency securities, which we believe given the current economic and interest rate environment will provide a better risk adjusted return.

        The current economic and market outlook are shaped in a significant manner by the unprecedented level of fiscal and monetary stimulus that the U.S. Government and U.S. Federal Reserve Board provided in the aftermath of the 2007-2010 financial crisis. The current rate environment is characterized by a flattening yield curve. The U.S. Federal Reserve Board has maintained a near-zero target for the federal funds rate, and has reiterated its commitment to fulfilling its mandate to promote higher growth and lower unemployment and to maintain price stability in the U.S. economy. On January 28, 2015, the U.S. Federal Reserve Board reaffirmed its view that, at the present time, a highly accommodative stance of monetary policy remains appropriate.

        Notwithstanding economic data which suggests continuing improvement in the overall U.S. economy and labor market and the completion by the Federal Reserve of its open market security purchases in October 2014, it is our Manager's view that the significant mortgage debt burden, run-off of fiscal stimulus and budget discipline at both the U.S. federal and state level, the strengthening of the U.S. dollar and general economic weakness in Europe will serve as an impediment to real GDP growth throughout 2015. Real gross domestic product ("GDP") was down sharply in the first quarter of 2014, rebounded substantially in the second and third quarters of 2014, but fell-off in the fourth quarter of 2014. Accordingly, we believe core interest rates will be range bound with slow inflation. For these reasons, and considering its dual mandate to manage both inflation and unemployment, we believe that the U.S. Federal Reserve Board will continue its accommodative monetary policy now in effect. In the press release issued at the conclusion of the Federal Open Market Committee meeting on January 28, 2015, the Federal Reserve stated that in order to support progress toward maximum employment and price stability, the current 0% to 0.25% target range for the federal funds rate remains appropriate. The Federal Reserve went on to say that based on its current assessment of economic conditions, it could be patient in beginning to normalize the stance of monetary policy and even after employment and inflation are near mandate consistent levels, economic conditions may warrant keeping the target federal funds rate below levels considered normal in the longer run. Nevertheless, to the extent the economy improves more quickly, the Federal Reserve would increase the target range for the federal funds rate more quickly and if economic progress is slower than expected, then increases in the target range for the federal funds rate will likely occur later.

        As the capital markets have recovered, commercial banks have re-entered the secured lending market, which has quickened the pace of asset recovery, and the return to more normalized credit spreads. Given the current regulatory environment, we continue to see significant non-bank entities filling the void for residential and commercial real estate credit lending. Due to this shift, liquidity in all risk assets has increased. Financing of Agency and Non-Agency RMBS, Agency and Non-Agency CMBS as well as ABS is currently widely available through, among other vehicles, repurchase agreements. Haircuts, or the discount attributed to the value of securities sold under repurchase agreements, range from a low of 3.0% to a high of 5.0% for Agency RMBS, depending on the specific security used as collateral for such repurchase agreements, while haircuts for Agency IOs and IIOs can range from a low of 20% to a high of 25% and haircuts for Non-Agency RMBS and Agency and Non-Agency CMBS range from a low of 13.0% to a high of 60.0% and haircuts for other securities range from a low of 20.0% to a high of 55.0%. Notwithstanding the foregoing, such financing may not be as readily available and at attractive pricing in the future as a result of the increased regulatory capital requirements under the Dodd-Frank Act and Basel III.

        In response to the financial crisis, the U.S. government, through the FHA, the Federal Deposit Insurance Corporation, or FDIC, and the U.S. Treasury, has commenced or proposed implementation of programs designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures. These loan modification and refinance programs, future U.S. federal, state and/or local legislative or regulatory actions that result in the modification of outstanding mortgage loans, as well as changes in the requirements necessary to qualify for refinancing mortgage loans with FNMA, FHLMC or GNMA, may adversely affect the value of, and the returns on, residential mortgage loans, RMBS, real estate-related securities and various other asset classes in which we may invest. In addition to the foregoing, the U.S. Congress and/or various states and local legislators may enact additional legislation or regulatory action, such as the recently enacted qualifying mortgage requirements under the Dodd-Frank Act, to address the current economic crisis or for other purposes that could have a material adverse effect on lending in general and our ability to execute our business strategies. In particular, we believe that while the recently enacted qualifying mortgage requirements under the Dodd-Frank Act may present an opportunity to acquire and securitize certain "non-qualifying" or Non-QM mortgages, it is likely to reduce the overall production of new mortgages, thereby negatively impacting the general supply of RMBS.

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

Critical Accounting Policies

        The consolidated financial statements include our accounts, those of our consolidated subsidiary, our wholly owned taxable REIT subsidiary or "TRS" and a variable interest entity ("VIE") related to the acquisition of residential whole-loans in which we are the primary beneficiary. All intercompany amounts have been eliminated in consolidation. In accordance with GAAP, our consolidated financial statements require the use of estimates and assumptions that involve the exercise of judgment and use of assumptions as to future uncertainties. In accordance with SEC guidance, the following discussion addresses the accounting policies that we currently apply. Our most critical accounting policies will involve decisions and assessments that could affect our reported assets and liabilities, as well as our reported revenues and expenses. We believe that all of the decisions and assessments upon which our consolidated financial statements have been based were reasonable at the time made and based upon information available to us at that time. We have identified what we believe will be our most critical accounting policies to be the following:

  Investments

        We elected the fair value option for all of our MBS, other securities and whole-loans at the date of purchase, which permits us to measure these securities at fair value with the change in fair value included as a component of earnings. Although we have elected the fair value option for our MBS, other securities and whole-loans, we separately compute interest income on our MBS, other securities and whole-loans under the prescribed method based on the nature of the investment. As such, premiums and discounts are amortized or accreted into interest income and are included in Interest income in the Consolidated Statements of Operations.

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

        Valuation techniques for MBS, whole-loans and other structured securities may be based upon models that consider the estimated cash flows of the security. Depending on the security and the underlying collateral, the primary inputs to the model include yields for to-be-announced (also known as TBAs) Agency RMBS, the U.S. Treasury market and floating rate indices such as LIBOR, the Constant Maturity Treasury rate and the prime rate as a benchmark yield. In addition, the model may incorporate the current weighted average maturity and additional pool level information such as prepayment speeds, default frequencies and default severities, if applicable. To the extent, the inputs are observable and timely, the securities are categorized in Level II of the fair value hierarchy; otherwise, unless alternative pricing information as described is available, they are categorized as Level III.

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

  Linked transactions

        In instances where we finance the acquisition of securities through repurchase agreements with the same counterparty from which the securities were purchased, we evaluate such transactions in accordance with GAAP. This guidance requires the initial transfer of a financial asset and repurchase financing that are entered into contemporaneously with, or in contemplation of, one another to be considered linked unless all of the criteria found in the guidance are met at the inception of the transaction. If the transaction meets all of the conditions, the initial transfer shall be accounted for separately from the repurchase financing, and we will record the securities and the related financing on a gross basis on our Consolidated Balance Sheets with the corresponding interest income and interest expense in our Consolidated Statements of Operations. If the transaction is determined to be linked, we will record the initial transfer and repurchase financing on a net basis and record a forward commitment to purchase securities as a derivative instrument with changes in market value being recorded on our Consolidated Statements of Operations. Such forward commitments are recorded at fair value with subsequent changes in fair value recognized in Gain (loss) on linked transactions, net on our Consolidated Statements of Operations. We refer to these transactions as Linked Transactions. When or if a transaction is no longer considered to be linked, the security and related repurchase financing will be reported on a gross basis. The unlinking of a transaction causes a realized event in which the fair value of the security as of the date of unlinking will become the cost basis of the security. The difference between the fair value on the unlinking date and the existing cost basis of the security will be the realized gain or loss. Recognition of effective yield for such security will be calculated prospectively using the new cost basis. For linked transactions, we reflect purchases and sales of securities within the investing section of our Consolidated Statements of Cash Flows. Proceeds from repurchase agreements borrowings and repayments of repurchase agreement borrowings are reflected in the financing section of our Consolidated Statements of Cash Flows.

        The securities underlying our linked transactions are valued using similar techniques to those used for our securities portfolio.

        Starting in 2015, GAAP will no longer require us to segregate and treat linked transactions as derivatives. Accordingly, we will report such securities and the corresponding repurchase agreement on a gross basis on our Consolidated Balance Sheets and with the corresponding interest income and interest expense reported in our Consolidated Statements of Operations. See "Recent accounting pronouncements" for details.

  Interest income recognition and Impairment

        Agency MBS and Non-Agency MBS, excluding Interest-Only Strips, and other securities rated AA and higher at the time of purchase

        Interest income on mortgage-backed securities and other securities is accrued based on the respective outstanding principal balances and their corresponding contractual terms. Premiums and discounts associated with Agency MBS and Non-Agency MBS, excluding Interest-Only Strips, and other securities rated AA and higher at the time of purchase are amortized into interest income over the estimated life of such securities using the effective yield method. Adjustments to premium and discount amortization are made for actual prepayment activity. On at least a quarterly basis, we estimate prepayments for our securities and, as a result, if prepayments increase (or are expected to increase), we will accelerate the rate of amortization (accretion) on premiums or discounts and make a retrospective adjustment to historical amortization (accretion). Alternatively, if prepayments decrease (or are expected to decrease) we will reduce the rate of amortization (accretion) on the premiums or discounts and make a retrospective adjustment to historical amortization.

        Our conversion to a new accounting system in the calculation methodology used to determine the amortization of bond premium on our Agency MBS portfolio as of April 1, 2014, resulted in a change in estimate of approximately $1.2 million. The impact of this change of estimate was limited to an increase of $0.03 per share in core earnings (a non-GAAP measure). For financial reporting purposes, the impact of the change in estimate had no impact on Net income and was limited to an increase of approximately $1.2 million to Interest Income and an equal offsetting reduction to Unrealized gain (loss) on Mortgage-backed securities, other securities and whole-loans, net on the Consolidated Statements of Operations. We do not believe the aforementioned change in estimate will have a material impact to subsequent periods.

        A decline in the fair market value of our assets may require us to recognize an "other-than-temporary" impairment against such assets under GAAP unless we were to determine that, with respect to any assets in unrealized loss positions, we do not have the intent to sell these investments, it is more likely than not that we will not be required to sell the investment before recovery of a security's amortized cost basis and we will not be required to sell the security for regulatory or other reasons. In addition, an other-than-temporary impairment is deemed to have occurred when there is an adverse change in the expected cash flows (principal or interest) to be received and the fair value of the security is less than its carrying amount. In determining whether an adverse change in cash flows occurred, the present value of the remaining cash flows, as estimated at the initial transaction date (or the last date previously revised), is compared to the present value of the expected cash flows at the current reporting date. The estimated cash flows reflect those a "market participant" would use and are discounted at a rate equal to the current yield used to accrete interest income. If such a determination is made, we would recognize unrealized losses through earnings and write down the amortized cost of such assets to a new cost basis, based on the fair value of such assets on the date they are considered to be other-than-temporarily impaired. Other than for "plain-vanilla" variable rate Non-Agency MBS, we do not bifurcate the loss between credit loss and loss attributed to change in interest rates, therefore, the entire loss is recorded as other-than-temporary. Such impairment charges reflect non-cash losses at the time of recognition; subsequent disposition or sale of such assets can further affect our future losses or gains, as they are based on the difference between the sales price received and adjusted amortized cost of such assets at the time of sale.

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

        Non-Agency MBS and other securities that are rated below AA at the time of purchase and Interest-Only Strips that are not classified as derivatives

        Interest income on Non-Agency MBS and other securities that are rated below AA at the time of purchase and Interest-Only Strips that are not classified as derivatives, are recognized based on the effective yield method. The effective yield on these securities is based on the projected cash flows from each security, which is estimated based on our observation of the then current market information and events and will include assumptions related to interest rates, prepayment rates and the timing and amount of credit losses. On at least a quarterly basis, we review and, if appropriate, make adjustments to our cash flow projections based on input and analysis received from external sources, internal models, and our judgment about interest rates, prepayment rates, the timing and amount of credit losses (if applicable), and other factors. Where appropriate, we may include in our cash flow projections the U.S Department of Justice's settlements with the major residential mortgage originators, regarding certain lending practices. Changes in cash flows from those originally projected, or from those estimated at the last evaluation, may result in a prospective change in the yield/interest income recognized on such securities. Actual maturities of the securities are affected by the contractual lives of the associated mortgage collateral, or mortgages, periodic payments of scheduled principal, and prepayments of principal. Therefore, actual maturities of the securities will generally be shorter than stated contractual maturities.

        Based on the projected cash flows from any Non-Agency MBS and other structured security, which we may purchase at a discount to par value, a portion of the purchase discount may be designated as credit protection against future credit losses and, therefore, not accreted into interest income. The amount designated as credit discount may be adjusted over time, based on the actual performance of the security, its underlying collateral, actual and projected cash flow from such collateral, economic conditions and other factors. If the performance of a security with a credit discount is more favorable than forecasted, a portion of the amount designated as credit discount may be accreted into interest income prospectively.

        In addition, an other-than-temporary impairment is deemed to have occurred when there is an adverse change in the expected cash flows (principal or interest) to be received and the fair value of the beneficial interest is less than its carrying amount. In determining whether an adverse change in cash flows occurred, the present value of the remaining cash flows, as estimated at the initial transaction date (or the last date previously revised), is compared to the present value of the expected cash flows at the current reporting date. The estimated cash flows reflect those a "market participant" would use and are discounted at a rate equal to the current yield used to accrete interest income. The Company does not bifurcate the loss between credit loss and loss attributed to change in interest rates, therefore, the entire loss is recorded as other-than-temporary. These adjustments are reflected in our Consolidated Statements of Operations as Other loss on Mortgage-backed securities and other securities.

        Securities denominated in a foreign currency contain additional risk in that the amortized cost basis for those securities may not be recovered due to declines in currency exchange rates. We consider the length of time that the security's fair value has declined due to the decline in foreign exchange rates, when assessing other-than temporary impairment. We entered into foreign currency swaps and forwards in order to hedge our exposure to changes in foreign currency exchange rates.

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

  Residential whole-loans

        We record our purchases of residential whole-loans as the amount paid to the seller plus any fees paid or less any fees received. All other costs incurred in connection with acquiring purchased residential whole-loans or committing to purchased residential whole-loans are charged to expense as incurred. We amortize or accrete any premium or discount over the life of the related loan utilizing the effective interest method, using the contractual payments terms of the loans. On at least a quarterly basis, we evaluate the collectability of both interest and principal of each loan, if circumstances warrant, to determine whether they are impaired. A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the existing contractual terms. When a loan is impaired, we do not record a loss accrual as we have elected the fair value option. However, income recognition is suspended for loans at the earlier of the date at which payments become 90-days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired loan is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. A loan is written off when it is no longer realizable and/or legally discharged.

  Foreign currency transactions

        We have and expect to continue to enter into transactions denominated in foreign currency from time to time. At the date the transaction is recognized, the asset and/or liability will be measured and recorded using the exchange rate in effect at the date of the transaction. At each balance sheet date, such foreign currency assets and liabilities are re-measured using the exchange rate in effect at the date of the balance sheet, resulting in unrealized foreign currency gains or losses. Unrealized foreign currency gains or losses on MBS and other securities are recorded in Unrealized gain (loss) on Mortgage-backed securities, other securities and whole-loans, net on the Consolidated Statements of Operations. In addition, we evaluate whether an other-than-temporary impairment is deemed to have occurred on MBS and other securities denominated in a foreign currency. Cash flows from MBS and other securities denominated in foreign currencies are received in a foreign currency, and as a result, we may incur a loss due to changes in foreign exchange rates even when all contractual cash flows are received. These adjustments are reflected in our Consolidated Statements of Operations as Other loss on Mortgage-backed securities and other securities. Unrealized and realized foreign currency gains or losses on borrowings under repurchase agreements are recorded in Interest income on cash balances and other income (loss), net on the Consolidated Statements of Operations. Interest income from investments denominated in a foreign currency and interest expense on borrowings denominated in a foreign currency are recorded at the average rate of exchange during the period.

  Variable Interest Entities ("VIEs")

        VIEs are defined as entities in which equity investors either do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support, are unable to direct the entity's activities or are not exposed to the entity's losses or entitled to its residual returns. VIEs are required to be consolidated by their primary beneficiary. The primary beneficiary of a VIE is determined to be the party that has both the power to direct the activities of a VIE that most significantly impact the VIE's economic performance and the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. This determination of the requirement to consolidate a VIE and the requirement to disclose information about our involvement in a VIE can sometimes involve complex and subjective analyses. Ongoing assessments of whether an enterprise is the primary beneficiary of a VIE is required.

  Due from counterparties/Due to counterparties

        Due from counterparties represents cash posted by us with our counterparties as collateral for our interest rate and/or currency derivative financial instruments, repurchase agreements, and TBAs. Due to counterparties represents cash posted with us by our counterparties as collateral under our interest rate and/or currency derivative financial instruments, repurchase agreements, and TBAs. In addition, as provided below, Due to counterparties may include non-cash collateral in which we have the obligation to return the collateral upon us either selling or pledging the non-cash collateral. To the extent we receive collateral other than cash from our counterparties such assets are not included in our Consolidated Balance Sheets. Notwithstanding the foregoing, if we either rehypothecate such assets or pledge the assets as collateral pursuant to a repurchase agreement, the cash received and the corresponding liability is reflected on our Consolidated Balance Sheets.

  Derivatives and hedging activities

        Subject to maintaining our qualification as a REIT for U.S. federal income tax purposes, we utilize derivative financial instruments to hedge the interest rate risk associated with our borrowings and the currency risk associated with our non U.S. dollar denominated investments. Derivatives, subject to the REIT requirements, are used for hedging purposes including overall market risk. We determine their fair value and obtain quotations from a third party to facilitate the process of determining such fair values. If our hedging activities do not achieve the desired results, reported earnings may be adversely affected.

        GAAP requires an entity to recognize all derivatives as either assets or liabilities on the Consolidated Balance Sheets and to measure those instruments at fair value. If the reporting entity does not elect hedge accounting for a derivative instrument, fair value adjustments are recorded in earnings immediately.

        We elected not to apply hedge accounting for our derivative instruments and, accordingly record the change in fair value and net interest rate swap payments (including accrued amounts) related to interest rate swaps in Gain (loss) on derivative instruments, net in our Consolidated Statements of Operations. Similarly, the change in fair value and net currency payment (including accrued amounts) related to our currency hedges will also be included in Gain (loss) on derivative instruments net in our Consolidated Statements of Operations. In our Consolidated Statements of Cash Flows, premiums received and paid on termination of our interest rate swaps, excluding interest rate swaps containing an other-than-insignificant financing element and the unamortized premium of market agreed coupon ("MAC") interest rate swaps, are included in cash flows from operating activities. On the other hand, proceeds and payments on settlement of swaptions, mortgage put options, futures contracts and TBAs are included in cash flows from investing activities. Proceeds and payments on settlement of forward contracts are reflected in cash flows from financing activities in our Consolidated Statement of Cash Flows. While payments made at the time of entering MAC interest rate swaps are included in cash flows from investing activities, payments received by us upon entering MAC interest rate swaps are included in either cash flows from investing activities or cash flows financing activities, depending on whether or not the derivative instrument includes an other-than-insignificant financing element. For MAC interest rate swaps containing an other-than-insignificant financing element, all cash flows over the life of the derivative are treated as cash flows from financing activities. Return and recovery of basis activity for MAC interest rate swaps is included in cash flows from investing activities for swaps not containing an other-than-insignificant financing element in our Consolidated Statement of Cash Flows. For Agency and Non-Agency Interest-Only Strips accounted for as derivatives, the purchase, sale and recovery of basis activity is included with MBS and other securities under cash flows from investing activities in our Consolidated Statement of Cash Flows.

        We also invest in Agency and Non-Agency Interest-Only Strips, swaptions, mortgage put options, futures contracts and TBAs. We evaluate the terms and conditions of our holdings of Agency and Non-Agency Interest-Only Strips, swaptions mortgage put options, futures contracts and TBAs to determine if these instruments have the characteristics of an investment or should be considered a derivative under GAAP. In determining the classification of our holdings of Interest-Only Strips, we evaluate the securities to determine if the nature of the cash flows has been altered from that of the underlying mortgage collateral. Generally, a security which represents a strip off of a mortgage pass through security will be considered a hybrid instrument classified as a MBS investment on our Consolidated Balance Sheets utilizing the fair value option. Alternatively, Interest-Only Strips, for which the underlying mortgage collateral has been included into a structured security that alters the cash flows from the underlying mortgage collateral, are accounted for as derivatives at fair value. Accordingly, Agency and Non-Agency Interest-Only Strips, swaptions, mortgage put options, futures contracts and TBAs having the characteristics of derivatives are accounted for at fair value with such changes recognized in Gain (loss) on derivative instruments, net in our Consolidated Statements of Operations, along with any interest earned (including accrued amounts). The carrying value of the Agency and Non-Agency Interest-Only Strips, accounted for as derivatives, is included in Mortgage-backed securities on the Consolidated Balance Sheets. The carrying value of interest rate swaptions, mortgage put options, currency forwards, futures contracts and TBAs is included in Derivative assets or Derivative liabilities on the Consolidated Balance Sheets.

        We evaluate all of our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. An embedded derivative is separated from the host contact and accounted for separately when all of the guidance criteria are met. Hybrid instruments that are remeasured at fair value through earnings, including the fair value option, are not bifurcated. Our derivative instruments also include linked transactions, which reflect a forward commitment to purchase assets. Derivative instruments are recorded at fair value and are re-valued at each reporting date, with changes in the fair value together with interest earned (including accrued amounts) reported in Gain (loss) on derivative instruments, net in our Consolidated Statements of Operations. While accounted for as derivative instruments, linked transactions, including changes in fair value and interest earned (including accrued amounts) are reported separately in our Consolidated Balance Sheets, Consolidated Statements of Operations and Consolidated Statements of Cash Flows.

  Repurchase agreements

        Mortgage-backed securities and other securities sold under repurchase agreements are treated as collateralized financing transactions, unless they meet sales treatment. Securities financed through a repurchase agreement remain on our Balance Sheet as an asset and the amount of cash received from the lender is recorded in our Consolidated Balance Sheets as a liability. Interest payable in accordance with repurchase agreements is recorded as accrued interest payable on the Consolidated Balance Sheets. Interest paid in accordance with repurchase agreements is recorded as interest expense.

        In instances where we pledge securities through repurchase agreements with the same counterparty from which the securities are purchased, we will account for the purchase commitment and repurchase agreement on a net basis and record a forward commitment to purchase securities as a derivative instrument if the transaction does not comply with the criteria for gross presentation. Such forward commitments will be recorded at fair value with subsequent changes in fair value recognized in income. If the transaction complies with the criteria for gross presentation, we will record the assets and the related financing on a gross basis in our Consolidated Balance Sheets and the corresponding interest income and interest expense in our Consolidated Statements of Operations. Starting in 2015, we will no longer be required to treat such assets as linked transactions and will report the security and corresponding repurchase financing on a gross basis, see "Recent accounting pronouncements" for details.

  Share-based compensation

        We account for share-based compensation to our independent directors, to our officers and employees, to our Manager and to employees of our Manager and its affiliates using the fair value based methodology prescribed by GAAP. Compensation cost related to restricted common stock issued to our independent directors and employees is measured at its fair value at the grant date, and amortized into expense over the service period on a straight-line basis. Compensation cost related to restricted common stock issued to our Manager and to employees of our Manager and its affiliates is initially measured at fair value at the grant date, and re-measured at fair value on subsequent dates to the extent the awards are unvested and the change in fair value is reported in the Consolidated Statements of Operations as non-cash stock based compensation.

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

        Our dividends paid deduction for qualifying dividends paid to our stockholders is computed using our taxable income calculated in accordance with the REIT requirements as opposed to net income reported on the consolidated financial statements. Taxable income, generally, will differ from net income reported on the consolidated financial statements because the determination of taxable income is based on tax provisions and not financial accounting principles.

        We may elect to treat certain of our subsidiaries as TRSs. In general, a TRS of ours may hold assets and engage in activities that we cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business. A TRS is subject to U.S. federal, state and local corporate income taxes. While a TRS will generate net income, a TRS can declare dividends to us, which will be included in our taxable income and necessitate a distribution to our stockholders. The portion of our dividends, if any, pertaining to distributions from a TRS may be treated as qualified dividend dividends. Conversely, if we retain earnings at the TRS level, no distribution is required and we can increase book equity of the consolidated entity. As of December 31, 2014, we have a single wholly owned subsidiary which we have elected to treat as a TRS. We had a cumulative taxable loss in our TRS for the year ended December 31, 2014. As there can be no certainty that the TRS will have taxable income in the future, no tax benefit was included in our consolidated financial statements as of such date.

        We evaluate uncertain tax positions, if any, and classify interest and penalties, if any, related to unrecognized tax benefits as a component of the provision for income taxes.

Accounting standards applicable to emerging growth companies

        The JOBS Act contains provisions that relax certain requirements for "emerging growth companies" for which we qualify. For as long as we are an emerging growth company, which may be up to five full fiscal years, unlike other public companies, we will not be required to: (i) comply with any new or revised financial accounting standards applicable to public companies until such standards are also applicable to private companies under Section 102(b)(1) of the JOBS Act; (ii) provide an auditor's attestation report on management's assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act; (iii) comply with any new requirements adopted by the PCAOB requiring mandatory audit firm rotation or a supplement to the auditor's report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer; or (iv) comply with any new audit rules adopted by the PCAOB after April 5, 2012 unless the SEC determines otherwise. We currently take advantage of some of such exemptions. Our qualification for remaining an emerging growth company under the five full fiscal years expires on December 31, 2018. However, we may no longer qualify sooner if our gross revenues for any year equal $1.0 billion or more, we issued more than $1.0 billion in non-convertible debt during the three previous years, or on the date in which we are deemed to be a large accelerated filer.

        As noted above, under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards that have different effective dates for public and private companies until such time as those standards apply to private companies. We currently take advantage of such extended transition period. Since we are not required to comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies, our financial statements may not be comparable to the consolidated financial statements of companies that comply with public company effective dates. If we were to elect to comply with these public company effective dates, such election would be irrevocable pursuant to Section 107 of the JOBS Act.

Recent accounting pronouncements

Accounting Standards to be Adopted in Future Periods

        In April 2014, the Financial Accounting Standards Board issued updated guidance that changes the requirements for reporting discontinued operations. Under the new guidance, a discontinued operation is defined as a disposal of a component of an entity or group of components of an entity that is disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results. The guidance is effective prospectively as of the first quarter of 2015, with early adoption permitted for new disposals or new classifications as held-for-sale. The guidance is effective for annual periods beginning on or after December 15, 2014 and interim periods within annual periods beginning on or after December 15, 2015. Early adoption is permitted but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issue. The new guidance is not expected to have a material impact on our consolidated financial statements.

        In June 2014, the Financial Accounting Standards Board issued guidance that changes the accounting for repurchase-to-maturity transactions and repurchase financing arrangements. The new guidance aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements. These transactions would all be accounted for as secured borrowings. The guidance eliminates sale accounting for repurchase-to-maturity transactions and supersedes the guidance under which a transfer of a financial asset and a contemporaneous repurchase financing could be accounted for on a combined basis as a forward agreement, which has resulted in outcomes referred to as off-balance-sheet accounting. In addition, the guidance requires additional disclosures. The guidance is effective for the first interim or annual period beginning after December 15, 2014. Earlier application for a public company is prohibited. Certain disclosures under this guidance do not take effect until the first period beginning after March 15, 2015.We currently account for certain transfers as forward agreements under the existing guidance, which are currently classified as linked transactions. The new guidance will require us to record these transfers as secured borrowings. The implementation of the new guidance will result in a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The new guidance is not expected to have a material impact on our consolidated financial statements.

        In August 2014, the Financial Accounting Standards Board issued guidance that will require an entity's management to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. According to the new guidance, substantial doubt exists when conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date the financial statements are issued. The term "probable" is used consistently with its current use in U.S. GAAP for loss contingencies. Disclosures will be required if conditions give rise to substantial doubt about the entity's ability to continue as a going concern, including whether management's plans that are intended to mitigate those conditions will alleviate the substantial doubt when implemented. The guidance is effective for annual periods ending after December 15, 2016. Early application is permitted. Our first assessment under the new guidance will be completed for the year ending December 31, 2016.

        In January 2015, the FASB issued guidance to simplify income statement presentation by eliminating the concept of extraordinary items. U.S. GAAP currently requires that a company separately classify, disclose and present extraordinary events and transactions. The guidance eliminates the concept of extraordinary items from U.S. GAAP. Under the existing guidance, an entity is required to separately disclose extraordinary items, net of tax, in the income statement after income from continuing operations if an event or transaction is of an unusual nature and occurs infrequently. This separate, net-of-tax presentation (and corresponding earnings per share impact) will no longer be allowed. The existing requirement to separately present items that are of an unusual nature or occur infrequently on a pre-tax basis within income from continuing operations has been retained. The new guidance also requires similar separate presentation of items that are both unusual and infrequent. The standard is effective for periods beginning after December 15, 2015. Early adoption is permitted, but only as of the beginning of the fiscal year of adoption. Upon adoption, a reporting entity may elect prospective or retrospective application. If adopted prospectively, both the nature and amount of any subsequent adjustments to previously reported extraordinary items must be disclosed. The new guidance is not expected to have a material impact on our consolidated financial statements.

        In February 2015, the FASB issued guidance to simplify and reduce the number of consolidation models through the elimination of an indefinite deferral for certain entities and by placing more emphasis on risk of loss when determining a controlling financial interest. The guidance affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. The standard is effective for fiscal years, and for interim periods within fiscal years beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. We are currently assessing the impact that this guidance will have on our consolidated financial statements when adopted.

Results of Operations

        The following discussion of our results of operations highlights our performance for the years ended December 31, 2014 and December 31, 2013 and for the period from May 15, 2012 (commencement of operations) through December 31, 2012. For the year ended December 31, 2014, we had net income of $100.7 million or $2.67 per basic and diluted weighted average common share. For the year ended December 31, 2013, we had a net loss of $27.9 million or $1.19 per basic and diluted weighted average common share. From May 15, 2012 (commencement of operations) through December 31, 2012, we had net income of $57.3 million or $3.64 per basic and $3.63 diluted weighted average common share. During the later portion of 2013, and continuing through 2014 we expanded our investment in Non-Agency MBS and commenced investing in CMBS and other credit oriented structured securities and adjusted our overall leverage and hedging strategy pursuant to our current business plan. Accordingly, operating results for the partial period from May 15, 2012 through December 31, 2012 may not to be fully comparable with the results of our operations for the full years ended December 31, 2014 and December 31, 2013.

Investments

        The following table presents certain information about our investment portfolio at December 31, 2014 which is a Non-GAAP measure due to the inclusion of our Linked Transactions, in order to present a complete economic presentation of our portfolio, which is reconciled to GAAP below, as follows (dollars in thousands):

	Principal Balance	Unamortized Premium (Discount)	Discount Designated as Credit Reserve and OTTI	Amortized Cost	Unrealized Gain (Loss)	Fair Value	Net Weighted Average Coupon(1)
Agency RMBS 20-Year Mortgage
Coupon Rate:
3.00%	$319,017	$14,769	$—	$333,786	$(4,038)	$329,748	3.0%
3.50%	130,766	7,233	—	137,999	(93)	137,906	3.5%
4.00%	605,081	34,614	—	639,695	12,682	652,377	4.0%

	1,054,864	56,616	—	1,111,480	8,551	1,120,031	3.6%
30-Year Mortgage
Coupon Rate:
3.50%	542,093	37,177	—	579,270	(12,353)	566,917	3.5%
4.00%	468,487	38,609	—	507,096	(1,915)	505,181	4.0%
4.50%	571,270	42,450	—	613,720	17,994	631,714	4.5%
5.50%	68,043	8,712	—	76,755	792	77,547	5.5%
6.00%	7,747	928	—	8,675	185	8,860	6.0%

	1,657,640	127,876	—	1,785,516	4,703	1,790,219	4.1. %
Agency RMBS IOs and IIOs(2)	N/A	N/A	—	178,162	10,344	188,506	4.0%
Agency and Non-Agency IOs and IIOs accounted for as derivatives(2)(3)	N/A	N/A	N/A	N/A	N/A	88,229	2.9%

	N/A	N/A	—	178,162	10,344	276,735	3.5%
Non-Agency RMBS	764,431	11,525	(181,203)	594,753	10,319	605,072	3.8%
Non-Agency RMBS IOs and IIOs	N/A	N/A	N/A	61,144	8,511	69,655	6.1%

	764,431	11,525	(181,203)	655,897	18,830	674,727	4.5%
Agency and Non-Agency CMBS, including Non U.S.	491,271	(31,216)	(3,124)	456,931	804	457,735	5.4%
CMBS Interest-Only Strips	N/A	N/A	N/A	4,017	98	4,115	4.8%

	491,271	(31,216)	(3,124)	460,948	902	461,850	5.4%
Other securities(4)	109,423	(691)	—	116,135	(1,490)	114,645	4.6%
Residential whole-loans	7,034	93	—	7,127	93	7,220	5.7%

Total: Non GAAP Basis-Including Linked Transaction	4,084,663	164,203	(184,327)	4,315,265	41,933	4,445,427	4.0%

Linked Transactions, including Non U.S.	54,117	3,194	(2,320)	54,991	(2,507)	52,484	8.6%

Total: GAAP Basis	$4,030,546	$161,009	$(182,007)	$4,260,274	$44,440	$4,392,943	4.0%

(1)
Net weighted average coupon as of December 31, 2014 is presented net of servicing and other fees.
(2)
Agency RMBS IOs and IIOs, Non-Agency RMBS IOs and IIOs, Agency and Non-Agency IOs and IIOs, accounted for as derivatives, and Agency and Non-Agency CMBS IOs and IIOs have no principal balances and bear interest based on a notional balance. The notional balance is used solely to determine interest distributions on interest-only class of securities. At December 31, 2014, the notional balance for Agency RMBS IOs and IIOs, Non-Agency IOs and IIOs, Agency, Non-Agency IOs and IIOs, accounted for as derivatives, and CMBS IOs and IIOs was $1.2 billion, $329.7 million, $818.7 million and $46.6 million, respectively.
(3)
Interest on these securities is reported as a component of Gain (loss) on derivative instruments, net.
(4)
Other securities includes a residual interest in asset-backed securities which has no principal balance and an amortized cost of approximately $7.4 million.

        The following table summarizes our MBS and other securities at fair value according to their estimated weighted average life classifications as of December 31, 2014 (dollars in thousands):

Weighted Average Life	Fair Value, Including Linked Transactions (Non-GAAP)	Fair Value, Linked Transactions	Fair Value (GAAP Basis)	Net Weighted Average Coupon (GAAP Basis)(1)	Net Weighted Average Coupon (Non-GAAP Basis)(1)
Less than or equal to three years	$80,639	$6,002	$74,637	5.5%	5.6%
Greater than three years and less than or equal to five years	955,319	—	955,319	4.0%	4.0%
Greater than five years and less than or equal to 10 years	3,089,052	32,608	3,056,444	3.7%	3.8%
Greater than 10 years	313,197	13,874	299,323	5.3%	5.5%

Total	$4,438,207	$52,484	$4,385,723	4.0%	4.0%

(1)
Net weighted average coupon as of December 31, 2014 is presented net of servicing and other fees.

        The following tables summarize certain characteristics of our Agency RMBS portfolio by issuer and investment category as of December 31, 2014 (dollars in thousands):

	Principal Balance	Amortized Cost	Fair Value	Net Weighted Average Coupon(1)
Agency RMBS 20-Year and 30-Year
Fannie Mae	$1,921,555	$2,058,853	$2,069,146	4.0%
Freddie Mac	790,949	838,143	841,104	3.7

Total Agency RMBS 20-Year and 30-Year	2,712,504	2,896,996	2,910,250	3.9

Agency RMBS IOs and IIOs(2)
Fannie Mae	N/A	53,019	59,480	3.7
Freddie Mac	N/A	38,054	39,699	3.3
Ginnie Mae	N/A	87,089	89,327	4.6

Total AgencyR MBS IOs and IIOs(2)	N/A	178,162	188,506	4.0

Agency RMBS IOs and IIOs accounted for as derivatives(2)
Fannie Mae	N/A	N/A	22,304	3.2
Freddie Mac	N/A	N/A	11,441	4.6
Ginnie Mae	N/A	N/A	35,326	4.2

Total Agency RMBS IOs and IIOs accounted for as derivatives(2)	N/A	N/A	69,071	3.9

Total: Agency RMBS	$2,712,504	$3,075,158	$3,167,827	3.9%

(1)
Net weighted average coupon as of December 31, 2014 is presented net of servicing and other fees.
(2)
Agency RMBS IOs and IIOs, Agency RMBS IOs and IIOs, accounted for as derivatives have no principal balances and bear interest based on a notional balance. The notional balance is used solely to determine interest distributions on interest-only class of securities.

        The following table details the constant prepayment rates for our Agency portfolio as of December 31, 2014, based on our Manager's estimates which are based on third party models, as adjusted by our Manager, and are updated quarterly on a prospective basis:

Constant Prepayment Rates	Low	High
Agency RMBS
20-Year Mortgage	2.85%	26.28%
30-Year Mortgage	5.27%	32.07%
Agency RMBS IOs and IIOs	6.36%	29.69%
Agency RMBS IOs and IIOs accounted for as derivatives	5.17%	26.73%
Agency CMBS and Agency CMBS IOs and IIOs(1)	N/A	N/A
Agency CMBS IOs accounted for as derivatives(1)	N/A	N/A

(1)
CMBS generally include prepayment restrictions; therefore, there are no Constant Prepayment Rates available.

        The following table presents the fair value and weighted average purchase price for each of our Non-agency RMBS categories (GAAP Basis), together with certain of their respective underlying loan collateral attributes and current performance metrics as of December 31, 2014 (fair value dollars in thousands):

Category	Fair Value	Weighted Average Purchase Price	Weighted Average Life (Years)	Original LTV	Original FICO	60+ Day Delinquent	6-Month CPR
Prime(1)	$96,833	$94.01	10.7	69.7%	727	9.8%	14.1%
Alt-A	460,687	79.51	10.1	74.0%	704	11.7%	10.1%
Subprime	121,664	68.46	11.3	78.6%	630	12.9%	8.0%

Total	$679,184	$79.60	10.4	74.2%	694	11.6%	10.3%

(1)
Includes Non-Agency RMBS underlying linked transactions with a fair value of $8.2 million.

        The following table summarizes the credit ratings of our Non-agency RMBS and Non-agency CMBS based on fair value as of December 31, 2014:

Non-Agency RMBS Credit Rating(1)	Percentage(2)	Non-Agency CMBS Credit Rating(1)	Percentage(3)	Other Securities Credit Rating(1)	Percentage(4)
BBB	0.1%	BBB	—%	BBB	—%
BBB–	—%	BBB–	2.6%	BBB–	—%
BB	—%	BB	2.2%	BB	13.8%
B+	—%	B+	2.1%	B+	—%
B	0.8%	B	4.3%	B	—%
B–	0.9%	B–	13.6%	B–	—%
Below B	92.3%	Below B	50.7%	Below B	17.9%
Not Rated	5.9%	Not Rated	24.5%	Not Rated	68.3%

Total	100.0%	Total	100.0%	Total	100.0%

(1)
For securities for which one or two ratings are obtained, the lowest rating is used. For securities for which three ratings are obtained, the middle rating is used. Ratings are obtained either from S&P or other rating agencies, stated in terms of the S&P equivalent.
(2)
Includes the fair value of Non-Agency RMBS underlying linked transactions of $8.2 million.
(3)
Includes the fair value of Non-Agency CMBS underlying linked transactions of $38.6 million.
(4)
Includes the fair value of Other securities underlying linked transactions of $5.7 million.

        The following table details information for our Non-Agency and other securities portfolio as of December 31, 2014, based on our Manager's estimates which are based on third party models, as adjusted by our Manager, and are updated quarterly on a prospective basis:

	Cumulative Default		Cumulative Severity		Cumulative 5-Year CRR
	Low	High	Low	High	Low	High
Non-Agency RMBS	6.39%	56.11%	4.00%	87.65%	6.85%	7.23%
Non-Agency RMBS IOs and IIOs	20.68%	40.23%	15.81%	78.45%	6.99%	6.99%
Non-Agency RMBS IOS and IIOs accounted for as derivatives	12.81%	22.76%	4.00%	63.52%	7.97%	7.97%
Non-Agency CMBS	—%	0.50%	N/A	N/A	N/A	N/A
Other securities	—%	23.89%	—%	95.07%	1.00%	10.00%
Linked transactions, net, at fair value	—%	28.95%	58.93%	95.07%	4.00%	8.24%

        We made investments in certain Non-Agency RMBS inverse floaters. The coupon rates on these securities have an inverse relationship to a benchmark rate. When the benchmark interest rate increases the coupon payment rate will decrease because the benchmark interest rate is deducted from the coupon payment. We generally purchased these securities at a premium. Accelerated prepayments on these bonds could result in an economic loss, as we would not recover the upfront premium. The premiums are amortized into income using the effective interest rate method. As of December 31, 2014 and December 31, 2013, we held $93.9 million and $22.7 million, respectively, in Non-Agency RMBS inverse floaters excluding linked transactions. In addition as of December 31, 2014 and December 31, 2013, we held $8.2 million and $71.0 million, respectively in Non-Agency RMBS inverse floaters accounted for as linked transactions.

        The following table presents certain information about our residential whole-loans investment portfolio at December 31, 2014:

Current Coupon Rate	Number of Loans	Principal Balance	Weighted Average Loan to Value	Weighted Average FICO Score	Weighted Average Life to Maturity (years)	Weighted Average Coupon Rate
4.01 - 5.00%	5	$3,387	63.8%	744	4.2	4.8%
5.01 - 6.00%	3	1,001	74.0%	742	3.0	5.8%
6.01 - 7.00%	7	2,044	70.6%	713	4.1	6.6%
7.01 - 8.00%	3	381	66.6%	669	4.4	7.3%
8.01 - 9.00%	1	221	75.0%	665	2.1	8.5%

Total	19	$7,034	67.7%	728	3.9	5.7%

        The following table presents the U.S. states represented in residential whole-loans at December 31, 2014 based on principal balance:

	State Concentration	Principal Balance
California	58.1%	$4,085
Florida	23.8	1,675
West Virginia	9.2	649
New Jersey	4.7	327
Virginia	2.1	149
Pennsylvania	2.1	149

Total	100.0%	$7,034

Investment Activity

        Agency and Non-Agency RMBS, Agency and Non-Agency CMBS, IO and IIO Securities, Other Securities and Residential Whole-Loans.

        The following tables present our investment portfolio activity, including linked transactions (Non-GAAP) for the years ended December 31, 2014, December 31, 2013 and for the period from May 15, 2012 (commencement of operations) through December 31, 2012 (dollars in thousands):

	For the year ended December 31, 2014
	Purchases	Principal Payments and Basis Recovery	Proceeds from Sales
Agency RMBS and Agency RMBS IOs and IIOs	$2,461,316	$263,947	$1,608,541
Non-Agency RMBS	718,519	63,225	414,130
Agency CMBS and Agency CMBS IOs and IIOs	30,009	2,781	3,673
Non-Agency CMBS	549,376	1,272	168,535
Other securities	254,022	1,060	180,385

Total MBS and other securities: Excluding Linked Transactions and Residential whole-loans (GAAP)	$4,013,242	$332,285	$2,375,264

Residential whole-loans(1)	7,161	9	—
Non-Agency RMBS Linked Transactions	—	4,801	6,215
Non-Agency CMBS Linked Transactions	41,656	—	—
Other securities Linked Transactions	13,083	—	—

Total MBS and other securities: Including Linked Transactions and Residential whole-loans (Non-GAAP)	$4,075,142	$337,095	$2,381,479

(1)
Purchases of residential whole-loans include premiums of $131 thousand paid at acquisition.

	For the year ended December 31, 2013
	Purchases	Principal Payments and Basis Recovery	Proceeds from Sales
Agency RMBS and Agency RMBS IOs and IIOs	$1,581,736	$288,257	$3,491,805
Non-Agency RMBS	349,609	17,132	108,086
Agency CMBS and Agency CMBS IOs and IIOs	20,559	385	—
Non-Agency CMBS	8,325	—	—
Other securities	44,367	—	20,597

Total MBS: Excluding Linked Transactions (GAAP)	$2,004,596	$305,774	$3,620,488

Agency RMBS Linked Transactions	9,705	58	—
Non-Agency RMBS Linked Transactions	166,923	1,950	21,735

Total MBS: Including Linked Transactions (Non-GAAP)	$2,181,224	$307,782	$3,642,223

	For the period from May 15, 2012 (commencement of operations) through December 31, 2012
	Purchases	Principal Payments and Basis Recovery	Proceeds from Sales
Agency RMBS and Agency RMBS IOs and IIOs	$7,679,165	$105,681	$2,389,472
Non-Agency RMBS	19,147	67	—
Other Securities	100,655	—	100,854

Total MBS (GAAP)	$7,798,967	$105,748	$2,490,326

        For the years ended December 31, 2014 and December 31, 2013, we settled certain derivatives realizing a net gain of $1.1 million and a net gain of approximately $1.7 million, respectively from the unlinking of securities previously accounted for as derivatives through linked transactions. We reclassify, from mark-to-market, adjustments on linked transactions to realized gain (loss) on linked transactions during the period the security becomes unlinked. For the period from May 15, 2012 (commencement of operations) through December 31, 2012 we did not realize any gains or losses on unlinking of securities previously accounted for as derivatives through linked transactions.

        The following table presents the vintage of our investment portfolio, including linked transactions, at December 31, 2014:

	2001	2003	2004	2005	2006	2007	2009	2010	2011	2012	2013	2014	Total
Agency RMBS
20-Year Mortgage	—	—	—	—	—	—	—	—	—	5.9%	14.3%	5.2%	25.4%
30-Year Mortgage	—	—	—	—	—	—	0.3%	1.4%	0.1%	14.0%	11.6%	13.1%	40.5%
Agency Interest Only- Strips	—	—	—	—	0.2%	—	—	0.4%	0.4%	2.1%	0.7%	0.4%	4.2%
Agency and Non-Agency Interest-Only Strips, accounted for as derivatives	—	—	—	0.1%	0.1%	—	—	0.2%	0.1%	0.8%	0.5%	—	1.8%
Non-Agency RMBS	—	0.1%	0.5%	4.3%	4.8%	4.4%	—	—	—	—	—	0.9%	15.0%
Non-Agency Linked Transactions, including Non U.S.	—	—	—	—	—	0.2%	—	—	—	—	—	0.9%	1.1%
Agency and Non-Agency CMBS	—	—	0.2%	—	3.0%	3.3%	—	—	0.6%	0.1%	—	2.1%	9.3%
Other securities	0.6%	—	0.2%	—	—	—	—	—	—	—	0.7%	0.9%	2.4%
Other securities linked	—	—	—	—	—	—	—	—	—	—	—	0.1%	0.1%
Residential whole-loans	—	—	—	—	—	—	—	—	—	—	—	0.2%	0.2%

Total MBS (Non-GAAP)	0.6%	0.1%	0.9%	4.4%	8.1%	7.9%	0.3%	2.0%	1.2%	22.9%	27.8%	23.8%	100%

        As of December 31, 2014 the weighted average expected remaining term to the expected maturity of our investment portfolio, including linked transactions is 6.7 years.

        Financing and Other Liabilities.    We have entered into repurchase agreements to finance a substantial majority of our MBS and other securities. These agreements are secured by substantially all of our MBS and other securities and bear interest at rates that have historically moved in close relationship to LIBOR. The following table summarizes the fair value of MBS and other collateral pledged as of December 31, 2014, December 31, 2013 and December 31, 2012.

	December 31, 2014		December 31, 2013		December 31, 2012
Collateral	Repurchase Agreement Borrowings Outstanding	Fair Value of Collateral Pledged(1)	Repurchase Agreement Borrowings Outstanding	Fair Value of MBS Collateral Pledged	Repurchase Agreement Borrowings Outstanding	Fair Value of MBS Collateral Pledged
Agency RMBS	$2,994,351	$3,158,544	$2,331,276	$2,463,347	$4,794,730	$5,043,824
Non-Agency RMBS	473,942	670,526	208,923	305,318	—	—
Agency and Non-Agency CMBS	325,864	431,938	17,544	23,597	—	—
Other securities(1)	81,564	108,743	21,324	26,685	—	—

Total: Excluding Linked Transactions	$3,875,721	$4,369,751	$2,579,067	$2,818,947	$4,794,730	$5,043,824

Non-Agency RMBS Linked Transactions	6,559	8,156	61,187	79,746	—	—
Non-Agency CMBS Linked Transactions, including Non U.S.	22,458	38,609	—	—	—	—
Other securities Linked Transactions	2,840	5,719	—	—	—	—

Total: Including Linked Transactions (Non-GAAP)	$3,907,578	$4,422,235	$2,640,254	$2,898,693	$4,794,730	$5,043,824

(1)
Other securities includes repurchase borrowings of $4.9 million and collateral pledged attributed to residential whole-loans owned through trust certificates with a fair value of $7.2 million at December 31, 2014. The trust certificates are eliminated upon consolidation.

        The following table presents our borrowing activity, by type of collateral pledged, for the years ended December 31, 2014 and December 31, 2013 and for the period from May 15, 2012 (commencement of operations) through December 31, 2012:

	For the year ended December 31, 2014		For the year ended December 31, 2013		For the period from May 15, 2012 (commencement of operations) through December 31, 2012
Collateral	Proceeds	Repayments	Proceeds	Repayments	Proceeds	Repayments
Agency RMBS	$17,888,989	$17,225,914	$28,892,822	$31,356,276	$14,511,707	$9,716,977
Non-Agency RMBS	2,889,924	2,624,905	942,758	733,835	—	—
Agency and Non-Agency CMBS	1,425,232	1,116,912	35,963	18,419	—	—
Other securities(1)	615,841	555,601	76,663	55,339	—	—

Total: Excluding Linked Transactions	$22,819,986	$21,523,332	$29,948,206	$32,163,869	$14,511,707	$9,716,977

Agency RMBS Linked Transactions	—	—	18,618	18,618	—	—
Non-Agency RMBS Linked Transactions	126,769	181,396	146,471	85,284	—	—
Non-Agency CMBS Linked Transactions, including Non U.S.	44,785	20,240	—	—	—	—
Other securities Linked Transactions	9,381	6,541	—	—	—	—

Total	$23,000,921	$21,731,509	$30,113,295	$32,267,771	$14,511,707	$9,716,977

(1)
Other securities includes repurchase borrowings proceeds of $4.9 million and repayments of $0 for borrowings collateralized by residential whole-loans owned through trust certificates for the year ended December 31, 2014. The trust certificates are eliminated upon consolidation.

        As discussed further in Note 2—Revision of Previously Issued Financial Statements for Errors Affecting Certain Items Presented in the Statements of Cash Flows and Notes to Financial Statements, we have elected to revise our presentation of borrowing activity, by type of collateral pledged, for the three and six months ended June 30, 2014 and for the nine months ended September 30, 2014 when they are next filed in our quarterly financial statements on Form 10-Q for the quarters ending June 30, 2015 and September 30, 2015 to correct these errors.

        The effect of these errors on the tables presenting our borrowing activity, by type of collateral pledged, for the three and six months ended June 30, 2014 and the nine months ended September 30, 2014 (summarized):

As Originally Reported

	For the three months ended June 30, 2014		For the six months ended June 30, 2014
(dollars in thousands) Collateral	Proceeds	Repayments	Proceeds	Repayments
Non-Agency RMBS	$896,241	$649,327	$1,321,850	$1,026,040
All other items with no changes	6,573,384	5,532,011	10,478,368	9,241,997

Total: Excluding Linked Transactions	$7,469,625	$6,181,338	$11,800,218	$10,268,037

All other Linked Transactions items with no changes	52,436	37,670	91,007	124,714

Total	$7,522,061	$6,219,008	$11,891,225	$10,392,751

Adjustments

	For the three months ended June 30, 2014		For the six months ended June 30, 2014
(dollars in thousands) Collateral	Proceeds	Repayments	Proceeds	Repayments
Non-Agency RMBS	$(2,757)	$(2,757)	$(2,757)	$(2,757)
All other items with no changes	—	—	—	—

Total: Excluding Linked Transactions	$(2,757)	$(2,757)	$(2,757)	$(2,757)

All other Linked Transactions items with no changes	—	—	—	—

Total	$(2,757)	$(2,757)	$(2,757)	$(2,757)

Revised

	For the three months ended June 30, 2014		For the six months ended June 30, 2014
(dollars in thousands) Collateral	Proceeds	Repayments	Proceeds	Repayments
Non-Agency RMBS	$893,484	$646,570	$1,319,093	$1,023,283
All other items with no changes	6,573,384	5,532,011	10,478,368	9,241,997

Total: Excluding Linked Transactions	$7,466,868	$6,178,581	$11,797,461	$10,265,280

All other Linked Transactions items with no changes	52,436	37,670	91,007	124,714

Total	$7,519,304	$6,216,251	$11,888,468	$10,389,994

As Originally Reported

	For the nine months ended September 30, 2014
(dollars in thousands) Collateral	Proceeds	Repayments
Non-Agency RMBS	$2,203,422	$1,943,680
All other items with no changes	15,960,768	14,917,450

Total: Excluding Linked Transactions	$18,164,190	$16,861,130

All other Linked Transactions items with no changes	142,530	178,948

Total	$18,306,720	$17,040,078

Adjustments

	For the nine months ended September 30, 2014
(dollars in thousands) Collateral	Proceeds	Repayments
Non-Agency RMBS	$(2,757)	$(2,757)
All other items with no changes	—	—

Total: Excluding Linked Transactions	$(2,757)	$(2,757)

All other Linked Transactions items with no changes	—	—

Total	$(2,757)	$(2,757)

Revised

	For the nine months ended September 30, 2014
(dollars in thousands) Collateral	Proceeds	Repayments
Non-Agency RMBS	$2,200,665	$1,940,923
All other items with no changes	15,960,768	14,917,450

Total: Excluding Linked Transactions	$18,161,433	$16,858,373

All other Linked Transactions items with no changes	142,530	178,948

Total	$18,303,963	$17,037,321

        At December 31, 2014, we had outstanding repurchase agreement borrowings with the following 21 counterparties totaling approximately $3.9 billion, which is a Non-GAAP measure due to our Linked Transactions, which is reconciled to GAAP below as follows:

(dollars in thousands) Repurchase Agreement Counterparties	Amount Outstanding	Percent of Total Amount Outstanding	Fair Value of Company Securities Held as Collateral(2)	Counterparty Rating(3)
Merrill Lynch Pierce Fenner & Smith Inc.(1)	$598,717	15.3%	$621,152	A
Deutsche Bank Securities LLC(1)	442,131	11.3%	482,107	A
Barclays Capital Inc.(1)	364,609	9.3%	413,245	A
JP Morgan Securities LLC(1)	353,676	9.1%	382,364	A+
BNP Paribas Securities Corporation(1)	336,531	8.6%	359,216	A+
Royal Bank of Canada(1)	275,065	7.0%	371,280	AA–
UBS Securities LLC(1)	256,405	6.6%	307,947	A
Credit Suisse Securities (USA) LLC(1)	241,541	6.2%	326,785	A
Goldman Sachs Bank USA(1)	236,873	6.1%	246,796	A
Mizuho Securities USA Inc.(1)	204,755	5.2%	231,506	(P)A2
Morgan Stanley & Co. LLC(1)	157,926	4.0%	162,348	A
Jefferies & Company Inc.(1)	77,098	2.0%	81,930	BBB–
RBC Capital Markets LLC(1)	75,003	1.9%	78,413	AA–
RBC (Barbados) Trading Bank Corporation(1)	54,561	1.4%	73,266	P-1
The Royal Bank of Scotland plc(1)	51,252	1.3%	70,333	A–
Wells Fargo Bank NA(1)	50,984	1.3%	53,635	AA–
Nomura Securities International, Inc.(1)	41,226	1.1%	42,449	Unrated(4)
Citigroup Global Markets Inc.(1)	32,100	0.8%	42,399	A
Deutsche Bank AG(1)	27,362	0.7%	41,866	A
KGS-Alpha Capital Markets, L.P.	23,789	0.6%	25,229	Unrated
Wells Fargo Securities LLC	5,974	0.2%	7,968	AA–

Total: Non-GAAP Basis—Including Linked Transactions, including Non U.S.	$3,907,578	100.0%	$4,422,234

Linked Transactions	31,857	—	52,483

Total: GAAP Basis—Excluding Linked Transactions	$3,875,721	—	$4,369,751

(1)
Counterparty holds collateral valued in excess of 5% of our stockholders' equity as security for our obligations under the applicable repurchase agreements as of December 31, 2014.
(2)
Fair value of Company securities held as collateral includes residential whole-loans owned through trust certificates with a fair value of $7.2 million.
(3)
The counterparty ratings presented above are the long-term issuer credit ratings as rated at December 31, 2014 by S&P, except for Mizuho Securities USA Inc. which is the long-term issuer credit rating by Moody's at December 31, 2014 and for RBC (Barbados) Trading Bank Corporation which is the short-term issuer credit rating by Moody's at December 31, 2014.
(4)
Nomura Holdings, Inc., the parent company of Nomura Securities International, Inc., is rated BBB+ by S&P at December 31, 2014.

        At December 31, 2013, we had outstanding repurchase agreement borrowings with the following 16 counterparties totaling approximately $2.6 billion, which is a Non-GAAP measure due to our Linked Transactions, which is reconciled to GAAP below as follows:

(dollars in thousands) Repurchase Agreement Counterparties	Amount Outstanding	Percent of Total Amount Outstanding	Fair Value of Company MBS Held as Collateral	Counterparty Rating(2)
Barclays Capital Inc.(1)	$362,476	13.7%	$414,344	A
Deutsche Bank Securities LLC(1)	356,372	13.5%	381,319	A
Goldman Sachs Bank USA(1)	306,708	11.6%	328,504	A
JP Morgan Securities LLC(1)	271,887	10.3%	313,967	A+
Citigroup Global Markets Inc.(1)	205,856	7.8%	213,358	A
Credit Suisse Securities (USA) LLC(1)	178,896	6.8%	235,680	A
Mizuho Securities USA Inc.(1)	173,030	6.6%	178,101	(P)A2
BNP Paribas Securities Corporation.(1)	152,084	5.8%	164,025	A+
Merrill Lynch Pierce Fenner & Smith Inc.(1)	142,665	5.4%	148,351	A
UBS Securities LLC(1)	130,833	5.0%	133,938	A
South Street Securities LLC(1)	100,818	3.8%	105,020	AA+
Jefferies & Company Inc.(1)	100,762	3.8%	104,302	BBB
RBC Capital Markets LLC(1)	56,222	2.1%	61,898	AA–
RBS Securities Inc.(1)	51,138	1.9%	52,625	A–
The Royal Bank of Scotland plc(1)	37,993	1.4%	50,834	BBB+
Morgan Stanley & Co. LLC	12,514	0.5%	12,427	A

Total: Non-GAAP Basis—Including Linked Transactions	$2,640,254	100.0%	$2,898,693

Linked Transactions	61,187	—	79,746

Total: GAAP Basis—Excluding Linked Transactions	$2,579,067	—	$2,818,947

(1)
Counterparty holds collateral valued in excess of 5% of our stockholders' equity as security for our obligations under the applicable repurchase agreements as of December 31, 2013.
(2)
The counterparty ratings presented above are the long-term issuer credit ratings as rated at March 12, 2014 by S&P, except for Mizuho Securities USA Inc. which is the long-term issuer credit rating by Moody's at March 12, 2014.

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

        We record the liability for MBS and other securities purchased, for which settlement has not taken place as an investment related payable. As of December 31, 2014, we had investment related payables of $166.6 million of which no items were outstanding greater than 30 days.

        The following table presents our borrowings by type of collateral pledged as of December 31, 2014, December 31, 2013 and December 31, 2012, and the respective Cost of Funds for the periods then ended (dollars in thousands):

Collateral	Balance (GAAP) December 31, 2014	Weighted Average Cost of Funds for the year ended December 31, 2014	Balance (GAAP) December 31, 2013	Weighted Average Cost of Funds for the year ended December 31, 2013	Balance (GAAP) December 31, 2012	Weighted Average Cost of Funds for the period from May 15, 2012 (commencement of operations) through December 31, 2012
Agency RMBS	$2,994,351	0.38%	$2,331,276	0.43%	$4,794,730	0.45%
Non-Agency RMBS	473,942	1.62	208,923	1.76	—	—
Agency and Non-Agency CMBS	325,864	1.51	17,544	1.39	—	—
Other securities(1)	81,564	1.48	21,324	2.00	—	—

Total	$3,875,721	0.60%	$2,579,067	0.47%	$4,794,730	0.45%

(1)
Other securities include repurchase borrowings of $4.9 million collateralized by residential whole-loans owned through trust certificates at December 31, 2014. The trust certificates are eliminated upon consolidation.

        The following table presents our borrowings by type of collateral pledged as of December 31, 2014, December 31, 2013 and December 31, 2012, and the respective Effective Cost of Funds (Non-GAAP financial measure) for the periods then ended (dollars in thousands) See "Non-GAAP financial measures":

Collateral	Balance (Non-GAAP) December 31, 2014	Weighted Average Effective Cost of Funds for the year ended December 31, 2014(1)	Balance (Non-GAAP) December 31, 2013	Weighted Average Effective Cost of Funds for the year ended December 31, 2013(1)	Balance (Non-GAAP) December 31, 2012	Weighted Average Effective Cost of Funds for the period from May 15, 2012 (commencement of operations) through December 31, 2012(1)
Agency RMBS	$2,994,351	1.31%	$2,331,276	1.05%	$4,794,730	0.80%
Non-Agency RMBS	473,942	1.83	208,923	1.76	—	—
Agency and Non-Agency CMBS	325,864	2.08	17,544	1.39	—	—
Other securities(2)	81,564	1.48	21,324	2.00	—	—

Total: Excluding Linked Transactions	$3,875,721	1.41%	$2,579,067	1.08%	$4,794,730	0.80%

Agency RMBS Linked Transactions	—	—	—	0.38	—	—
Non-Agency RMBS Linked Transactions	6,559	1.65	61,187	1.78	—	—
Non-Agency CMBS Linked Transactions, including Non U.S.	22,458	1.94	—	—	—	—
Other Securities Linked Transactions	2,840	2.00	—	—	—	—

Total	$3,907,578	1.41%	$2,640,254	1.08%	$4,794,730	0.80%

(1)
The effective cost of funds for the years ended December 31, 2014 and December 31, 2013 and for the period from May 15, 2012 (commencement of operations) through December 31, 2012, are calculated on an annualized basis and include interest expense for the periods and net periodic interest payments on interest rate swaps, net of premium amortization on MAC swaps, of approximately $29.9 million, $22.9 million and $6.3 million, respectively, interest payments on Agency RMBS linked transactions of approximately $0, $6 thousand and $0, respectively, interest payments on Non-Agency RMBS linked transactions of approximately $346 thousand, $265 thousand and $0, respectively, interest payments on Non-Agency CMBS linked transactions of approximately $167 thousand, $0 and $0, respectively, and interest payments on other securities linked transactions of approximately $33 thousand, $0 and $0, respectively. While swaps are not accounted for using hedge accounting, such instruments are viewed by us as an economic hedge against increases in interest rates on our liabilities and are classified as hedges for purposes of satisfying the REIT requirements. In addition, although certain securities and their respective repurchase borrowings are classified as derivatives, we view the interest expense attributed to these borrowings as additional cost of funds. See "Non-GAAP Financial Measures."
(2)
Other securities include repurchase borrowings of $4.9 million for residential whole-loans owned through trust certificates at December 31, 2014. The trust certificates are eliminated upon consolidation.

        The following table presents our average borrowings, by type of collateral pledged, on a GAAP and Non-GAAP basis for the years ended December 31, 2014 and December 31, 2013, and for the period from May 15, 2012 (commencement of operations) through December 31, 2012 (in thousands):

Collateral	For the year ended December 31, 2014	For the year ended December 31, 2013	For the period from May 15, 2012 (commencement of operations) through December 31, 2012
Agency RMBS	$3,019,411	$3,681,656	$2,840,999
Non-Agency RMBS	393,426	114,053	—
Agency and Non-Agency CMBS	218,995	4,525	—
Other securities(1)	67,275	5,257	—

Total: Excluding Linked Transactions (GAAP)	$3,699,107	$3,805,491	$2,840,999

Agency RMBS Linked Transactions (Non-GAAP)	—	1,575	—
Non-Agency RMBS Linked Transactions (Non-GAAP)	20,859	14,860	—
Non-Agency CMBS Linked Transactions (Non-GAAP), including Non U.S.	8,588	—	—
Other securities Linked Transactions (Non-GAAP)	1,652	—	—

Total (Non-GAAP)	$3,730,206	$3,821,926	$2,840,999

Maximum borrowings during the period (Non-GAAP)(2)	4,258,778	4,808,778	4,900,556

(1)
Other securities include average repurchase borrowings of $1.2 million for residential whole-loans owned through trust certificates for the year ended December 31, 2014. The trust certificates are eliminated upon consolidation.
(2)
Amount represents the maximum borrowings at month-end during each of the respective periods.

        Derivative Instruments. As of December 31, 2014, we had entered into swaps designed to mitigate the effects of increases in interest rates under a portion of our repurchase agreements as such repurchase agreements are renewed and/or extended. The swaps generally provide for fixed interest rates that are indexed off of LIBOR and are viewed by us to effectively fix the floating interest rates, on our repurchase agreements. In managing our interest rate swap position in conjunction with our hedging strategy and potential tax implications, we may enter into variable-rate payment swaps which effectively act as an offset to fixed-rate payment swaps. As of December 31, 2014, we had approximately $2.1 billion of variable-rate payment swaps in addition to $110.0 million of forward starting variable-rate payment swaps.

        The following table presents information about our fixed pay rate interest rate swaps as of December 31, 2014 and December 31, 2013 (dollars in thousands):

	December 31, 2014
Remaining Interest Rate Swap Term	Notional Amount	Fair Value—Asset (Liability), net	Average Fixed Pay Rate	Average Maturity (Years)	Forward Starting
1 year or less	$89,300	$(111)	0.5%	0.9	—%
Greater than 1 year and less than 3 years	1,972,300	(733)	0.8	1.8	20.3
Greater than 3 years and less than 5 years	603,000	(4,597)	1.8	4.2	—
Greater than 5 years	3,103,770	(156,952)	2.8	9.4	63.1

Total	$5,768,370	$(162,393)	2.0%	6.2	40.9%

	December 31, 2013
Remaining Interest Rate Swap Term	Notional Amount	Fair Value—Asset (Liability), net	Average Fixed Pay Rate	Average Maturity (Years)	Forward Starting
1 year or less	$215,900	$(141)	0.4%	0.8	—%
Greater than 1 year and less than 3 years	179,100	(216)	0.5	1.9	—
Greater than 3 years and less than 5 years	574,200	5,630	1.3	4.4	—
Greater than 5 years	1,718,650	87,857	2.4	10.8	28.6

Total	$2,687,850	$93,130	1.9%	8.0	18.3%

        The following table presents information about our variable pay rate interest rate swaps as of December 31, 2014 and December 31, 2013 (dollars in thousands):

	December 31, 2014
Remaining Interest Rate interest rate swap Term	Notional Amount	Fair Value—Asset (Liability), net	Average Variable Pay Rate	Average Maturity (Years)	Forward Starting
Greater than 1 years and less than 3 years	$220,000	$(164)	0.2%	2.0	—%
Greater than 3 years and less than 5 years	634,000	2,210	0.2	4.5	—
Greater than 5 years	1,309,600	45,229	0.2	12.1	8.4

Total	$2,163,600	$47,275	0.2%	8.8	5.1%

	December 31, 2013
Remaining Interest Rate interest rate swap Term	Notional Amount	Fair Value—Asset (Liability), net	Average Variable Pay Rate	Average Maturity (Years)	Forward Starting
Greater than 3 years and less than 5 years	$81,000	$(475)	0.2%	4.8	—%
Greater than 5 years	46,000	(1,243)	0.2	24.1	—

Total	$127,000	$(1,718)	0.2%	11.8	—%

        The following tables present information about our interest rate swaptions as of December 31, 2014 and December 31, 2013 (dollars in thousands):

	December 31, 2014
	Option		Underlying Swap
Fixed-Pay Rate for Underlying Swap	Fair Value	Weighted Average Months Until Option Expiration	Notional Amount	Weighted Average Swap Term (Years)
2.26 - 2.50%	$178	17.8	$105,000	1.0

	$178	17.8	$105,000	1.0

	December 31, 2013
	Option		Underlying Swap
Fixed-Pay Rate for Underlying Swap	Fair Value	Weighted Average Months Until Option Expiration	Notional Amount	Weighted Average Swap Term (Years)
2.51 - 2.75%	$1,889	4.4	$150,000	7.0
2.76 - 3.00%	2,762	4.3	250,000	7.0
3.01 - 3.25%	1,192	4.6	1,500,000	10.0
3.26 - 3.50%	971	4.0	100,000	10.0
3.51 - 3.75%	4,363	9.6	200,000	10.0

	$11,177	5.0	$2,200,000	9.5

	December 31, 2013
	Option		Underlying Swap
Fixed-Receive Rate for Underlying Swap	Fair Value	Weighted Average Months Until Option Expiration	Notional Amount	Weighted Average Swap Term (Years)
3.76 - 4.00%	$(264)	4.0	$100,000	10.0

	$(264)	4.0	$100,000	10.0

        We also purchased or shorted TBAs. As of December 31, 2014, December 31, 2013 and December 31, 2012, we had contracts to purchase ("long position") and sell ("short position") TBAs on a forward basis. Following is a summary of our long and short TBA positions reported in Derivative assets, at fair value on the Consolidated Balance Sheets as of December 31, 2014, December 31, 2013 and December 31, 2012 (dollars in thousands):

	December 31, 2014		December 31, 2013		December 31, 2012
	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Purchase contracts, asset	$2,915,000	$17,457	$13,600	$35	$425,000	$3,056
Sale contracts, asset	—	—	—	—	—	—

TBA securities, asset	2,915,000	17,457	13,600	35	425,000	3,056

Purchase contracts, liability	—	—	176,400	(1,207)	—	—
Sale contracts, liability	(2,590,000)	(12,355)	—	—	(425,000)	(1,219)

TBA securities, liability	(2,590,000)	(12,355)	176,400	(1,207)	(425,000)	(1,219)

TBA securities, net	$325,000	$5,102	$190,000	$(1,172)	$—	$1,837

        The following table presents additional information about our contracts to purchase and sell TBAs for the years ended December 31, 2014 and December 31, 2013(dollars in thousands):

	Notional Amount as of December 31, 2012	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount as of December 31, 2013	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount as of December 31, 2014
Purchase of TBAs	$425,000	$2,507,600	$(2,742,600)	$190,000	$25,353,196	$(22,628,196)	$2,915,000
Sale of TBAs	$425,000	$2,350,000	$(2,775,000)	$—	$25,218,196	$(22,628,196)	$2,590,000

        We also entered into Eurodollar futures during the year ended December 31, 2014. As of December 31, 2014, we had purchase contracts ("long position"), representing a notional amount of $592.0 million with a fair value of $451 thousand and an expiration date of June 2016. In addition, as of December 31, 2014, we had contracts to sell ("short position"), representing a notional amount of $592.0 million with a fair value in a liability position of $1.2 million and an expiration date of June 2018.

        During the year ended December 31, 2014, we entered into foreign currency forwards and foreign currency swaps. The following is a summary of our foreign currency forwards at December 31, 2014 (dollars and euros in thousands):

Derivative Type	Notional Amount	Notional (USD Equivalent)	Maturity	Fair Value
Buy USD/Sell EUR Currency forward	€3,331	$4,143	January 2015	$112
Buy USD/Sell EUR Currency forward	7,766	9,417	January 2015	21
Buy USD/Sell EUR Currency forward	3,471	4,211	February 2015	9
Buy EUR/Sell USD Currency forward	5,000	6,051	January 2015	1

Currency forwards, assets	€19,568	$23,822	n/a	$143

Buy USD/Sell EUR Currency forward	€5,043	$6,104	February 2015	$(1)
Buy EUR/Sell USD Currency forward	11,156	13,542	April 2015	(30)
Buy EUR/Sell USD Currency forward	11,156	13,914	January 2015	(415)

Currency forwards, liabilities	€27,355	$33,560	n/a	$(446)

Total currency forwards	€46,923	$57,382	n/a	$(303)

        The following is a summary of our foreign currency swaps with a fair value of $3.9 million at December 31, 2014:

Date entered	Maturity	Fixed Rate	Denomination	Notional Amount
June 2014	July 2024	7.25%	EUR	18,500
June 2014	July 2024	9.005%	USD	25,160

Net Interest Income

        We earned interest income, net of premium amortization and amortization/recovery of basis, and inclusive of discount accretion of approximately $149.1 million and $125.3 million for the years ended December 31, 2014 and December 31, 2013, respectively and approximately $53.3 million for the period from May 15, 2012 (commencement of operations) through December 31, 2012 which represents interest earned on our assets. We incurred interest expense of approximately $22.3 million and $18.0 million for the years ended December 31, 2014 and December 31, 2013, respectively and approximately $8.1 million for the period from May 15, 2012 (commencement of operations) through December 31, 2012, which was related to borrowings from repurchase agreements. The increase in in interest income is primarily attributable the change in the composition of portfolio between 2012 and 2014, as well as an overall increase in the size of the portfolio. When we went public in 2012, our focus Agency RMBS and at year-end, our portfolio consisted almost entirely of Agency RMBS, In 2013, the percentage of Agency RMBS in our portfolio decreased from 99.9% to 94.9% with the difference being invested almost entirely in Non-Agency RMBS. This trend continued in 2014, with the percentage of Agency RMBS decreasing to 77.8% and the percentage of Non-Agency RMBS and CMBS increasing to 13.5% and 6.7% respectively. As we shifted to a more credit-oriented portfolio, our average yield increased to 3.63% and 3.09%, respectively for the years ended December 31, 2014 and 2013 from 2.62% for the period May 15, 2012 (commencement of operations) to December 31, 2012. While our average cost of funds also increased from 0.60% and 0.47%, respectively for the years ended December 31, 2014 and 2013 from 0.45% for the period May 15, 2012 (commencement of operations) to December 31, 2012 this was more than outweighed by the increase average yield, resulting in an increase in net interest spread to 3.03% and 2.62%, respectively for the years ended December 2014 and 2013 from 2.17% for the period May 15, 2012 (commencement of operations) to December 31, 2012. Other factors impacting interest income include leverage and assumptions pertaining prepayments, defaults and loss severity. Cost of repurchase financing for Agency RMBS remained relatively constant over the past three years as the Federal Reserve continued to maintain its accommodative monetary policy. We have supplemented our discussion of GAAP net interest income discussed above, with a discussion below of our net interest rate spread including interest income (expense) on Agency and Non-Agency Interest-Only Strips accounted as derivatives and net interest income (expenses), net incurred on swaps and linked-transactions, a Non-GAAP measure, defined below, which gives a more concise view of our hedged portfolio as a whole.

        Our effective gross yield, a non-GAAP measure, for the years ended December 31, 2014 and 2013 was 3.75% and 3.28%, respectively and 2.76% for the period from May 15, 2012 (commencement of operations) through December 31, 2012. Our effective gross yield, a non-GAAP measure, increased for the year ended December 31, 2014 and 2013 due to the change in composition of our portfolio. Our effective cost of funds, a non-GAAP measure, for the years ended December 31, 2014 and 2013 was 1.41% and 1.08%, respectively and 0.80% for the period May 15, 2012 (commencement of operations) through December 31, 2012. The increase in our effective cost of funds for the year ended December 31, 2014 and 2013 primarily resulted from an increase in hedging in order to lower our overall duration. Similarly, the increase in our effective cost of funds for the year ended December 31, 2013 and for the period from May 15, 2012 (commencement of operations) through December 31, 2012, primarily resulted from an increase in hedging in order to lower our overall duration, coupled with a change in our portfolio composition.

	For the year ended December 31, 2014
(dollars in thousands)	Agency RMBS	Non-Agency RMBS	Agency and Non-Agency CMBS	Other securities and whole- loans	Total
Average amortized cost of securities	$3,199,803	$553,534	$276,394	$83,087	$4,112,818
Total interest income(1)	$95,847	$33,057	$15,459	$4,747	$149,110
Yield on average securities	3.00%	5.97%	5.59%	5.71%	3.63%
Average balance of repurchase agreements	$3,019,411	$393,426	$218,995	$67,275	$3,699,107
Total interest expense	$11,589	$6,378	$3,300	$996	$22,263
Average cost of funds(2)	0.38%	1.62%	1.51%	1.48%	0.60%
Net interest income	$84,258	$26,679	$12,159	$3,751	$126,847
Net interest rate spread	2.62%	4.35%	4.08%	4.23%	3.03%

(1)
Amount includes net (amortization of premiums), accretion of discounts and (amortization/recovery of basis) of approximately $(57.1) million for Agency RMBS, approximately $(3.3) million for Non-Agency RMBS, approximately $(435) thousand for Agency and Non-Agency CMBS and approximately $831 thousand for other securities for the year ended December 31, 2014. In accordance with GAAP, interest income does not include approximately $2.9 million for linked transactions for the year ended December 31, 2014; instead such amounts are included in gain (loss) on linked transactions.
(2)
For the year ended December 31, 2014, cost of funds does not include accrual and settlement of interest, net of premium amortization on MAC swaps, of approximately $29.9 million and $546 thousand associated with derivative instruments and linked transactions, respectively. In accordance with GAAP, such costs are included in gain (loss) on derivative instruments and gain (loss) on linked transactions, respectively, in the Consolidated Statement of Operations.

	For the year ended December 31, 2013
(dollars in thousands)	Agency RMBS	Non-Agency RMBS	Agency and Non-Agency CMBS	Other securities	Total
Average amortized cost of securities	$3,847,064	$190,692	$6,283	$9,071	$4,053,110
Total interest income(1)	$111,851	$12,299	$438	$740	$125,328
Yield on average securities	2.91%	6.45%	6.97%	8.16%	3.09%
Average balance of repurchase agreements	$3,681,655	$114,053	$4,525	$5,257	$3,805,490
Total interest expense	$15,839	$2,012	$63	$105	$18,019
Average cost of funds(2)	0.43%	1.76%	1.39%	2.00%	0.47%
Net interest income	$96,012	$10,287	$375	$635	$107,309
Net interest rate spread	2.48%	4.69%	5.58%	6.16%	2.62%

(1)
Amount includes net (amortization of premiums), accretion of discounts and (amortization/recovery of basis) of approximately $(60.3) million for Agency RMBS, approximately $8.1 million for Non-Agency RMBS, approximately $(106) thousand for Agency and Non-Agency CMBS and approximately $152 thousand for other securities for year ended December 31, 2013. In accordance with GAAP, interest income does not include $1.4 million for linked transactions for the year ended December 31, 2013; instead such amounts are included in gain (loss) on linked transactions.
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

	For the period from May 15, 2012 (commencement of operations) through December 31, 2012
(dollars in thousands)	Agency RMBS	Non-Agency RMBS	Agency and Non-Agency CMBS	Total
Average amortized cost of securities	$3,214,440	$2,004	$—	$3,216,444
Total interest income(1)	$53,185	$133	$—	$53,318
Yield on average securities	2.61%	10.49%	—%	2.62%
Average balance of repurchase agreements	$2,840,999	$—	$—	$2,840,999
Total interest expense	$8,094	$—	$—	$8,094
Average cost of funds(2)	0.45%	%	—%	0.45%
Net interest income	$45,091	$133	$—	$45,224
Net interest rate spread	2.16%	10.49%	—	2.17%

(1)
For the period from Mary 15, 2012 (commencement of operations) through December 31, 2012, amount includes net (amortization of premiums), accretion of discounts and (amortization/recovery of basis) of approximately $(26.9) million for Agency RMBS, $123 thousand for Non-Agency RMBS
(2)
For the period from Mary 15, 2012 (commencement of operations) through December 31, 2012, cost of funds does not include interest of approximately $6.3 million associated with derivative instruments.

        The following table sets forth certain information regarding our net investment income for the years ended December 31, 2014 and December 31, 2013 and for the period from May 15, 2012 (commencement of operations) through December 31, 2012, see "Non-GAAP Financial Measures":

For the year ended December 31, 2014:

Non-GAAP Financial Measures:

(dollars in thousands)	Agency RMBS	Non-Agency RMBS	Agency and Non-Agency CMBS	Other securities and whole-loans	Total
Average amortized cost of securities held including Agency and Non-Agency Interest-Only Strips accounted for as derivatives and linked transactions	$3,275,878	$583,719	$306,883	$83,087	$4,249,567
Total interest income including interest income on Agency and Non-Agency Interest-Only Strips accounted for as derivatives and linked transactions(1)	$101,839	$34,936	$17,664	$5,096	$159,535
Yield on average amortized cost of securities including adjustments related to cost of Agency and Non-Agency Interest-Only Strips accounted for as derivatives and linked transactions	3.11%	5.99%	4.92%	5.90%	3.75%
Average balance of repurchase agreements, including repurchase agreements on linked transactions	$3,019,411	$414,285	$227,583	$68,927	$3,730,206
Total interest expense including interest income (expense), net incurred on interest rate swaps and interest expense incurred on linked transactions(2)	$39,483	$7,527	$4,716	$1,029	$52,755
Average cost of funds including interest income (expense) on Agency and Non-Agency Interest-Only Strips accounted for as derivatives and interest income (expense), net incurred on interest rate swaps and linked transactions	1.31%	1.82%	2.07%	1.49%	1.41%
Net interest income including interest income (expense) on Agency and Non-Agency Interest-Only Strips, accounted for as derivatives and interest income (expense), net incurred on interest rate swaps and linked transactions	$62,356	$27,409	$12,948	$4,067	$106,780
Net interest rate spread including interest income (expense) on Agency and Non-Agency Interest-Only Strips accounted as derivatives and interest income (expense), net incurred on interest rate swaps and linked transactions	1.80%	4.17%	2.85%	4.41%	2.34%

(1)
For the year ended December 31, 2014 includes net (amortization of premiums), accretion of discounts and (amortization/recovery of basis) of approximately $(82.0) million. This amount is composed of approximately $(57.1) million for Agency RMBS included in interest income, approximately $(3.3) million for Non-Agency RMBS included in interest income, approximately $(435) thousand for Agency and Non-Agency CMBS included in interest income, approximately $831 thousand for Other securities included in interest income, approximately $(3.3) million for Non-Agency linked transactions (Non-GAAP measure), approximately $221 thousand for other securities linked transactions (Non-GAAP measure), and approximately $(18.9) million of amortization/recovery of basis on Agency and Non-Agency Interest-Only Strips accounted for as derivatives (Non-GAAP measure), not reported in interest income for GAAP (included in Loss on derivative instruments).
(2)
Represents the net amount paid, including accrued amounts and premium amortization, for interest rate swaps during the period, included in loss on derivative instruments for GAAP and interest expense on linked transactions.

For the year ended December 31, 2013:

Non-GAAP Financial Measures:

(dollars in thousands)	Agency RMBS	Non-Agency RMBS	Agency and Non-Agency CMBS	Other securities	Total
Average amortized cost of securities held including Agency and Non-Agency Interest-Only Strips accounted for as derivatives and linked transactions	$3,949,104	$213,773	$7,356	$9,071	$4,179,304
Total interest income including interest income on Agency and Non-Agency Interest-Only Strips accounted for as derivatives and linked transactions(1)	$122,095	$13,670	$501	$740	$137,006
Yield on average amortized cost of securities including adjustments related to cost of Agency and Non-Agency Interest-Only Strips accounted for as derivatives and linked transactions	3.09%	6.39%	6.81%	8.16%	3.28%
Average balance of repurchase agreements, including repurchase agreements on linked transactions	$3,683,230	$128,913	$4,525	$5,257	$3,821,925
Total interest expense including interest income (expense), net incurred on interest rate swaps and interest expense incurred on linked transactions(2)	$38,777	$2,277	$63	$105	$41,222
Average cost of funds including interest income (expense) on Agency and Non-Agency Interest-Only Strips accounted for as derivatives and interest income (expense), net incurred on interest rate swaps and linked transactions	1.05%	1.77%	1.39%	2.00%	1.08%
Net interest income including interest income (expense) on Agency and Non-Agency Interest-Only Strips, accounted for as derivatives and interest income (expense), net incurred on interest rate swaps and linked transactions	$83,318	$11,393	$438	$635	$95,784
Net interest rate spread including interest income (expense) on Agency and Non-Agency Interest-Only Strips accounted as derivatives and interest income (expense), net incurred on interest rate swaps and linked transactions	2.04%	4.63%	5.42%	6.16%	2.20%

(1)
For the year ended December 31, 2013 includes net (amortization of premiums), accretion of discounts and (amortization/recovery of basis) of approximately $(69.6) million. This amount is composed of approximately $(60.3) million for Agency RMBS included in interest income, approximately $8.1 million for Non-Agency RMBS included in interest income, approximately $(106) thousand for Agency and Non-Agency CMBS included in interest income, approximately $152 thousand for other securities included in interest income, approximately $(9) thousand for Agency linked transactions (Non-GAAP measure), approximately $555 thousand for Non-Agency linked transactions (Non-GAAP measure) and approximately $(18.0) million of amortization/recovery of basis on Agency and Non-Agency Interest-Only Strips accounted for as derivatives (Non-GAAP measure), not reported in interest income for GAAP (included in Loss on derivative instruments).
(2)
Represents the net amount paid, including accrued amounts, for interest rate swaps during the period, included in loss on derivative instruments for GAAP and interest expense on linked transactions.

Period from May 15, 2012 (commencement of operations) through December 31, 2012 (dollars in thousands):

Non-GAAP Financial Measures:

	Agency	Non-agency	Total
Average amortized cost of securities held including Agency Interest-Only Strips accounted for as derivatives and linked transactions	$3,267,610	$2,004	$3,269,614
Total interest income including interest income on Agency Interest-Only Strips accounted for as derivatives and linked transactions(1)	$56,907	$133	$57,040
Yield on average amortized cost of securities including adjustments related to cost of Agency Interest-Only Strips accounted for as derivatives and linked transactions	2.75%	10.49%	2.76%
Average balance of repurchase agreements	$2,840,999	—	$2,840,999
Total interest expense including interest income (expense), net incurred on interest rate swaps and interest expense incurred on linked transactions(2)	$14,415	—	$14,415
Average cost of funds including interest income (expense) on Agency Interest-Only Strips accounted for as derivatives and interest income (expense), net incurred on interest rate swaps and linked transactions	0.80%	—	0.80%
Net interest income including interest income (expense) on Agency Interest-Only Strips accounted for as derivatives and interest income (expense), net incurred on interest rate swaps and linked transactions	$42,492	$133	$42,625
Net interest rate spread including interest income (expense) on Agency Interest-Only Strips accounted as derivatives and interest income (expense), net incurred on interest rate swaps and linked transactions	1.95%	10.49%	1.96%

(1)
For the period from May 15, 2012 (commencement of operations) through December 31, 2012 includes net (amortization of premiums), accretion of discounts and (amortization/recovery of basis) of approximately $(31.6) million. This amount is composed of approximately $(26.9) million for Agency RMBS included in interest income, approximately $123 thousand for Non-Agency included in interest income and approximately $(4.8) million of amortization/recovery of basis on Agency Interest-Only Strips accounted for as derivatives (Non-GAAP measure), not reported in interest income for GAAP (included in Loss on derivative instruments).
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

Other Income (Loss)

        The following tables present the sales of our MBS, other securities and whole-loans (dollars in thousands):

	For the year ended December 31, 2014
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Agency RMBS(1)	$1,608,541	$11,573	$(40,934)	$(29,361)
Non-Agency RMBS	414,130	20,290	(993)	19,297
Agency and Non-Agency CMBS(2)	172,208	2,396	(22)	2,374
Other securities	180,385	4,759	—	4,759

Total	$2,375,264	$39,018	$(41,949)	$(2,931)

(1)
Includes proceeds for Agency Interest-Only Strips, accounted for as derivatives, of approximately $34.2 million, gross realized gains of $439 thousand and gross realized losses of approximately $1.6 million.
(2)
Includes proceeds for Agency CMBS Interest-Only Strips, accounted for as derivatives, of approximately $3.7 million, gross realized gains of $389 thousand and gross realized losses of $0.

	For the year ended December 31, 2013
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Agency RMBS(1)	$3,491,805	$8,646	$(127,252)	$(118,606)
Non-Agency RMBS	108,086	5,449	(376)	5,073
Other securities	20,597	1,697	—	1,697

Total	$3,620,488	$15,792	$(127,628)	$(111,836)

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

        With respect to our MBS, other securities and residential whole-loans, we elected the fair value option and, as a result, we record the change in fair value related to MBS, other securities and residential whole-loans in earnings. The following tables present amounts related to realized gains and losses as well as changes in fair value of our securities portfolio and derivative instruments that are included in our Consolidated Statement of Operations for the years ended December 31, 2014 and December 31, 2013 and for the period from May 15, 2012 (commencement of operations) through December 31, 2012 (dollars in thousands):

For the year ended December 31, 2014:

Description	Realized Gain (Loss), net	Contractual interest income (expense), net(1)	Other loss on Mortgage- backed securities	Unrealized Gain (Loss), net	Return (Recovery) of Basis	Mark-to- market adjustments	Total
MBS, Other Securities and Residential whole-loans	$(2,178)	$—	$(17,014)	$189,011	$—	$—	$169,819
Cash and cash equivalents(2)	1,725	(292)	—	—	—	—	1,433
Derivative Instruments:
Interest rate swaps	5,440	(31,764)	—	—	1,818	(183,379)	(207,885)
Interest rate swaptions	(3,606)	—	—	—	—	(1,697)	(5,303)
Agency and Non-Agency Interest-Only Strips accounted for as derivatives	(753)	26,097	—	—	(18,868)	(2,136)	4,340
Options	(2,813)	—	—	—	—	—	(2,813)
Futures contracts	(16,495)	—	—	—	—	(740)	(17,235)
Foreign currency forwards	(1,759)	—	—	—	—	(303)	(2,062)
Foreign currency swaps	—	317	—	—	—	3,857	4,174
TBAs	40,015	—	—	—	—	6,273	46,288
Linked Transactions	1,397	5,551	—	—	(3,218)	(1,860)	1,870

Total	$20,973	$(91)	$(17,014)	$189,011	$(20,268)	$(179,985)	$(7,374)

(1)
Contractual interest income (expense), net on derivative instruments includes interest settlement paid or received. In addition, contractual interest income (expense), net on linked transactions includes amortization of approximately $(123) thousand for Non-Agency RMBS and accretion of approximately $221 thousand for other securities.
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

        With respect to our portfolio, OTTI is generally recorded when the credit quality of the underlying collateral deteriorates and or the schedule payments are faster than previously projected. The credit deterioration could be as a result of, but not limited to increased projected realized losses, foreclosures, delinquencies and the likelihood of the borrower being able to make payments in the future. Generally, a prepayment occurs when a loan has a higher interest rate relative to current interest rates and lenders are willing to extend credit at the lower current interest rate.

        In order to mitigate interest rate risk resulting from our future repurchase agreement borrowings, we entered into interest rate swaps with an aggregate notional amount of approximately $7.9 billion, of which $2.5 billion are forward starting. Our effective swaps are comprised of approximately $3.4 billion fixed pay rate swaps and $2.1 billion are variable pay swaps, which effectively fix (for the life of the swap) the floating interest rate of approximately $1.4 billion and interest rate swaptions with an aggregate notional amount of approximately $105.0 million at December 31, 2014. Similarly, we have entered into currency swaps and currency forwards with an aggregate notional amount of approximately $82.5 million (€ 65.4 million) in order to mitigate our foreign currency risk on our euro denominated assets and liabilities. While not designated as a hedge for accounting purposes, our current and future interest rate swaps, interest rate swaptions, foreign currency swaps and foreign currency forwards are, respectively viewed as an economic hedge on a portion of our floating-rate borrowings and foreign currency rate exposure, respectively. Since we do not apply hedge accounting for these instruments, we record the change in fair value related to such agreements in earnings in gain (loss) on derivative instruments, net. Included in gain (loss) on derivative instruments, net are the net interest rate swap payments and currency payments (including accrued amounts) associated with these instruments.

Expenses

General and Administrative Expenses

        We incurred general and administrative expenses of approximately $9.1 million and $6.4 million for the years ended December 31, 2014 and December 31, 2013, respectively and approximately $3.2 million for the period from May 15, 2012 (commencement of operations) through December 31, 2012, which represents professional fees, insurance, non-cash stock based compensation and overhead costs of the Company. The increase in general and administrative expenses from 2014 over 2013 is primarily due to an increase in equity based compensation, custodian fees, compensation expense for our chief financial officer and controller, and transaction costs related to the implementation of our residential whole-loan program. The increase in general and administrative expenses from 2013 over 2012 is primarily due to a full year of operations in 2013.

Management Fee Expense

        We incurred management fee expense of approximately $9.6 million and $7.8 million for the years ended December 31, 2014 and December 31, 2013, respectively and approximately $3.1 million for the period from May 15, 2012 (commencement of operations) through December 31, 2012, of which approximately $2.5 million was payable at December 31, 2014 to our Manager under the Management Agreement. Pursuant to the terms of the Management Agreement, our Manager is paid a management fee equal to 1.5% per annum of our stockholders' equity (as defined in the Management Agreement), calculated and payable (in cash) quarterly in arrears. Management fees primarily increased from 2014 over 2013 due to an increase in our stockholder's equity resulting from the successful completion of our follow-on offering in April 2014. Management fees primarily increased from 2013 over 2012 due to a follow-on public offering in October 2012 and a full year of operations in 2013.

        The management fees, expense reimbursements and the relationship between our Manager and us are discussed further in Note 11, "Related Party Transactions," to the financial statements contained in this Annual Report on Form 10-K.

Dividends

        The following table presents cash dividends declared and paid by us on our common stock:

Declaration Date	Record Date	Payment Date	Amount per Share		Tax Characterization
2014
December 18, 2014	December 29, 2014	January 27, 2015	$0.70		Ordinary income
September 23, 2014	October 3, 2014	October 28, 2014	$0.70		Ordinary income
June 19, 2014	June 30, 2014	July 29, 2014	$0.67		Ordinary income
March 20, 2014	March 31, 2014	April 29, 2014	$0.67		Ordinary income
2013
April 1, 2013	April 12, 2013	April 30, 2013	$0.95		Ordinary income
June 20, 2013	July 1, 2013	July 29, 2013	$0.90		Ordinary income
September 19, 2013	September 30, 2013	October 29, 2013	$0.90		Ordinary income
December 19, 2013	December 30, 2013	January 28, 2014	$2.35	(1)	Ordinary income
2012
July 26, 2012	August 6, 2012	August 14, 2012	$0.38		Ordinary income
September 20, 2012	October 1, 2012	October 25, 2012	$0.85		Ordinary income
December 19, 2012	December 31, 2012	January 29, 2013	$1.12		Ordinary income

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

Liquidity and Capital Resources

General

        Our liquidity and capital resources are managed on a daily basis to ensure that we have sufficient liquidity to absorb market events that could negatively impact collateral valuations and result in margin calls as well as to ensure that we have the flexibility to manage our investment portfolio to take advantage of market opportunities.

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

        Under our repurchase agreements and derivative contracts, lenders and counterparties retain the right to determine the fair value of the collateral pledged, or in the case of cleared swaps the required collateral may be determined by clearinghouse rules. A reduction in the value of the collateral pledged will require us to provide additional collateral or fund cash margin calls. Alternatively, since margins calls for our interest rate swaps and swaptions generally are inversely correlated to those of our repurchase agreements, our interest rate swap and swaptions counterparties would likely be required to post collateral with us during a period in which we were required to post collateral with our repurchase agreement counterparties. During 2014, the fixed income markets experienced a sustained period of volatility in the U.S. Treasury market. This resulted in an increase in the valuation of our MBS portfolio and an offsetting reduction in the collateral required to support our repurchase financing. Higher rate volatility resulted in wider mortgage spreads and a higher cost of hedging. We were able to satisfy our additional collateral requirements pertaining primarily to our swaps and swaptions with cash on hand and proceeds from our repurchase agreement borrowings. We were not forced to involuntarily sell any of our assets, nor did any of counterparties sell any of our assets held by them as collateral. During 2014 and 2013, we rehypothecated some of the securities we received as incremental collateral on our repurchase borrowings, swaps and swaptions, effectively entering into repurchase agreements with such securities, in order to increase our cash position. The maximum amount of repurchase borrowings for the rehypothecated securities was $3.3 million and $130.7 million during the years ended December 31, 2014 and December 31, 2013, respectively. At December 31, 2014, no securities were rehypothecated. In an instance of severe volatility, or where the additional stress on liquidity resulting from volatility is sustained over an extended period of time, we could be required to sell securities, possibly even at a loss to generate sufficient liquidity to satisfy collateral and margin requirements which could have a material adverse effect on our financial position, results of operations and cash flows.

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

        Our primary sources of liquidity are as follows:

Cash Generated from Initial Public Offering, Concurrent Private Placements and Follow-On Public Offerings and Private Placements

        On May 15, 2012, we completed our IPO and concurrent private placement generating net proceeds of approximately $204.4 million. On October 3, 2012, we completed a follow-on public offering, including the exercise by the underwriters of the entire option to acquire additional shares, generating net proceeds of approximately $301.0 million. During the second quarter of 2014, we completed a follow-on public offering, including the exercise by the underwriters of a portion of an option to acquire additional shares resulting in net proceeds to us of approximately $205.4 million. In addition, we sold shares to our Manager in a private placement for an aggregate offering price of approximately $9.7 million.

Borrowing under Various Financing Arrangements

        As of December 31, 2014, we had master repurchase agreements with 24 counterparties. We had borrowings under repurchase agreements with 21 counterparties of approximately $3.9 billion at December 31, 2014. The following tables present our borrowings by type of collateral pledged as of December 31, 2014, December 31, 2013 and December 31, 2012, and the respective effective cost of funds (Non-GAAP financial measure) for the years ended December 31, 2014 and December 31, 2013 and for the period from May 15, 2012 (commencement of operations) through December 31, 2012, respectively. See "Non-GAAP Financial Measures" (dollars in thousands):

Collateral	Repurchase Agreement Borrowings Outstanding December 31, 2014	Fair Value of Collateral Pledged(1)	Weighted Average Interest Rate end of period	Weighted Average Cost of Funds for the year ended December 31, 2014	Weighted Average Effective Cost of Funds (Non-GAAP) for the year ended December 31, 2014(2)
Agency RMBS	$2,994,351	$3,158,544	0.40%	0.38%	1.31%
Non-Agency RMBS	473,942	670,526	1.54	1.62	1.83
Agency and Non-Agency CMBS	325,864	431,938	1.55	1.51	2.08
Other securities(3)	81,564	108,743	1.55	1.48	1.48

Total: Excluding Linked Transactions	$3,875,721	$4,369,751	0.66%	0.60%	1.41%

Non-Agency RMBS Linked Transactions	6,559	8,156	1.66	n/a	1.65
Non-Agency CMBS Linked Transactions(4)	22,458	38,609	1.94	n/a	1.94
Other securities Linked Transactions	2,840	5,719	1.93	n/a	2.00

Total (Non-GAAP)	$3,907,578	$4,422,235	0.67%	0.60%	1.41%

(1)
Excludes approximately $25.7 million of cash collateral posted.
(2)
The effective cost of funds for the period presented is calculated on an annualized basis and includes interest expense for the period and net periodic interest payments on interest rate swaps, net of premium amortization on MAC swaps, of approximately $29.9 million and interest expense on linked transactions of approximately $546 thousand for the year ended December 31, 2014. While interest rate swaps are not accounted for using hedge accounting, such instruments are viewed by us as an economic hedge against increases in interest rates on our liabilities and are treated as hedges for purposes of satisfying the REIT requirements. See "Non-GAAP Financial Measures".
(3)
Other securities includes repurchase borrowings of $4.9 million and collateral pledged attributed to residential whole-loans owned through trust certificates with a fair value of $7.2 million at December 31, 2014. The trust certificates are eliminated upon consolidation.
(4)
Including Non U.S. CMBS pledged as collateral and Non U.S. repurchase agreement borrowings.

Collateral	Repurchase Agreement Borrowings Outstanding December 31, 2013	Fair Value of Collateral Pledged(1)	Weighted Average Interest Rate end of period	Weighted Average Cost of Funds for the year ended December 31, 2013	Weighted Average Effective Cost of Funds (Non-GAAP) for the for the year ended December 31, 2013(2)
Agency RMBS	$2,331,276	$2,463,347	0.43%	0.43%	1.05%
Non-Agency RMBS	208,923	305,318	1.71	1.77	1.77
Agency and Non-Agency CMBS	17,544	23,597	1.33	1.39	1.39
Other securities	21,324	26,685	1.68	2.00	2.0

Total: Excluding Linked Transactions	$2,579,067	$2,818,947	0.55%	0.47%	1.08%

Agency RMBS Linked Transactions	—	—	n/a	n/a	0.38
Non-Agency RMBS Linked Transactions	61,187	79,746	1.70	n/a	1.78

Total (Non-GAAP)	$2,640,254	$2,898,693	0.54%	0.47%	1.08%

(1)
Excludes approximately $32.6 million of cash collateral posted.
(2)
The effective cost of funds for the period presented is calculated on an annualized basis and includes interest expense for the period and net periodic interest payments on interest rate swaps of approximately $22.9 million and interest expense on linked transactions of approximately $271 thousand. While interest rate swaps are not accounted for using hedge accounting, such instruments are viewed by us as an economic hedge against increases in interest rates on our liabilities and are treated as hedges for purposes of satisfying the REIT requirements. See "Non-GAAP Financial Measures".

Collateral	Repurchase Agreement Borrowings Outstanding December 31, 2012	Fair Value of Collateral Pledged(1)	Weighted Average Interest Rate end of period	Weighted Average Cost of Funds for the period from May 15, 2012 (commencement of operations) through December 31, 2012	Weighted Average Effective Cost of Funds (Non-GAAP) for the period from May 15, 2012 (commencement of operations) through December 31, 2012(2)
Agency RMBS	$4,794,730	$5,043,824	0.48%	0.45%	0.80%

Total (Non-GAAP)	$4,794,730	$5,043,824	0.48%	0.45%	0.80%

(1)
Excludes approximately $36.0 million of cash collateral for Agency RMBS.
(2)
The effective cost of funds for the period presented is calculated on an annualized basis and includes interest expense for the period and net periodic interest payments on interest rate swaps of approximately $6.3 million. While interest rate swaps are not accounted for using hedge accounting, such instruments are viewed by us as an economic hedge against increases in interest rates on our liabilities and are treated as hedges for purposes of satisfying the REIT requirements. See "Non-GAAP Financial Measures".

        As of December 31, 2014, our repurchase agreements with 24 counterparties, require collateral in excess of the loan amount, or haircuts, ranging from a low of 3.0% to a high of 5.0% for Agency RMBS, exclusive of IOs and IIOs for which the haircuts are as high as 25.0%. For Non-Agency RMBS and Agency and Non-Agency CMBS and other securities, haircuts range from a low of 13.0% to a high of 60.0%. Haircuts for other securities range from a low of 20.0% to a high of 55.0%. Declines in the value of our portfolio can trigger margin calls by our lenders under our repurchase agreements. Margin calls could adversely affect our liquidity. Our inability to post adequate collateral for a margin call by the counterparty could result in a condition of default under our repurchase agreements. An event of default or termination event would give some of our counterparties the option to terminate all existing repurchase transactions with us and require any amount due to the counterparties by us to be payable immediately. In which case, we may be forced to sell assets under adverse market conditions or through foreclosure which may have a material adverse consequence on our business, financial position, our results of operations and cash flows. During the year ended December 31, 2014, we were able to satisfy margin calls using cash on hand, unlevered or underleveraged securities, cash from rehypothecation of securities received as incremental collateral and cash from our repurchase agreement borrowings. No event of default occurred.

        Under the repurchase agreements and derivative contracts, the respective lenders and counterparties, subject to the terms of the individual agreements and in the case of cleared swaps, the clearinghouse rules, retain the right to determine the fair value of the underlying collateral. A reduction in the value of pledged assets requires us to provide additional collateral or fund margin calls. In addition, certain of the repurchase agreements may be terminated by our counterparties if we do not maintain certain equity and leverage metrics. We are compliant with these tests at December 31, 2014. At December 31, 2014, MBS and other securities held by counterparties as security for repurchase agreements totaled approximately $4.4 billion, inclusive of MBS and other securities posted of $52.5 million for repurchase agreements accounted for as linked transactions and $7.2 million for repurchase agreements for residential whole-loans owned through trust certificates. At December 31, 2013, MBS held by counterparties as security for repurchase agreements totaled approximately $2.9 billion, inclusive of MBS posted of $79.7 million for repurchase agreements accounted for as linked transactions.

        We are also required to pledge cash or securities as collateral as part of a margin arrangement, calculated daily, in connection with the swaps and swaptions. The amount of margin that we are required to post will vary and generally reflects collateral posted with respect to swaps that are in an unrealized loss position to us and a percentage of the aggregate notional amount of swaps per counterparty as well as margin posted with our clearing broker, pursuant to clearinghouse rules and practices, for cleared swaps. Conversely, if our bilateral swaps and swaptions are in an unrealized gain position, our counterparties are required to post collateral with us, under the same terms that we post collateral with them. On occasion we may enter into a MAC interest rate swap in which we may receive or make a payment at the time of entering such interest rate swap to compensate for the out of the market nature of such interest rate swap. Similar to all other interest rate swaps, these interest rate swaps are also subject to margin requirements previously described.

        Cash collateral held by counterparties at December 31, 2014 was approximately $184.8 million, which is included in Due from counterparties on our Consolidated Balance Sheets, comprised of approximately $25.7 million held in connection with repurchase agreement borrowings, approximately $959 thousand held in connection with our futures contracts, approximately $0 thousand held in connection with TBAs and approximately $158.1 million held by our interest rate swap counterparties. At December 31, 2014, Due to counterparties on our Consolidated Balance Sheets was comprised of approximately $2.1 million posted with us by our repurchase agreement counterparties, approximately $6.6 million posted in connection with our TBAs and approximately $3.5 million posted by our interest rate swap and swaption counterparties. Cash collateral held by counterparties at December 31, 2013 was approximately $55.4 million, which is included in Due from counterparties on our Consolidated Balance Sheets, comprised of approximately $32.6 million held in connection with repurchase borrowings and approximately $22.8 million held by our interest rate swap counterparties. At December 31, 2013, Due to counterparties on our Consolidated Balance Sheets was comprised of approximately $3.2 million posted with us by our repurchase agreement counterparties and approximately $62.7 million posted by our interest rate swap and swaption counterparties. In addition, at December 31, 2014 and December 31, 2013, we held securities of approximately $530 thousand and $0, respectively, received as collateral from our repurchase agreement counterparties to satisfy margin requirements.

        We had $166.6 million and $0, respectively of unsettled purchased securities as of December 31, 2014, and December 31, 2013, included in Investment related payables on our Consolidated Balance Sheets. In addition, we had $162.8 million and $0 of unsettled sold securities as of December 31, 2014, and December 31, 2013, included in Investment related receivables on our Consolidated Balance Sheets.

Cash Generated from Operations

        For the year ended December 31, 2014, operating activities increased our cash balance by approximately $107.5 million. This was primarily attributable to the net interest income we earned on our investments for the year net of adjustments pertaining to the amortization/accretion of premiums and discounts, which are non-cash items. For the year ended December 31, 2013, operating activities increased our cash balance by approximately $179.3 million. This was primarily attributable to the net interest income we earned on our investments for the year net of adjustments pertaining to the amortization/accretion of premiums and discounts, which are non-cash items, and cash received on termination of interest rate swaps. For the period from May 15, 2012 (commencement of operations) through December 31, 2012, operating activities increased our cash balance by approximately $33.5 million. This was attributable to the net interest income we earned on our investments, offset by an increase in accrued interest receivable and adjustments pertaining to the amortization/accretion of premiums and discounts, which are non-cash items.

Cash Provided by and Used in Investing Activities

        For the year ended December 31, 2014, our investing activities decreased our cash balance by approximately $1.3 billion. This was primarily attributable to our cash expenditures to acquire MBS and other securities, partially offset by proceeds from sales of MBS and other securities and by our receipt of principal payments on MBS and other securities. For the year ended December 31, 2013, our investing activities increased our cash balance by approximately $2.0 billion. This was primarily attributable to our receipt of principal payments on MBS and proceeds received from sales of MBS, reduced by our purchases of MBS. For the period from May 15, 2012 (commencement of operations) through December 31, 2012, investing activities decreased our cash balance by approximately $5.2 billion. This was primarily attributable to our cash expenditures to acquire MBS, offset by proceeds from sales of MBS.

Cash Provided by and Used in Financing Activities

        For the year ended December 31, 2014, our financing activities increased our cash balance by approximately $1.2 billion. This was primarily attributable to an increase in our net borrowings under repurchase agreements and the proceeds of a stock offering. For the year ended December 31, 2013, our financing activities decreased our cash balance by approximately $2.2 billion. This was primarily attributable to the decrease in our net borrowings under repurchase agreements from approximately $4.8 billion at December 31, 2012 to approximately $2.6 billion at December 31, 2013. For the period from May 15, 2012 (commencement of operations) through December 31, 2012, financing activities increased our cash balance by approximately $5.2 billion. This was primarily attributable to an increase in our net borrowings under repurchase agreements and the cash generated from our initial public offering, concurrent private placement and follow-on public offering.

Other Potential Sources of Financing

        We held cash of approximately $47.2 million, $48.5 million and $56.3 million at December 31, 2014, December 31, 2013 and 2012, respectively. Our primary sources of cash currently consist of repurchase facility borrowings, investment income, principal repayments and the proceeds of any future securities offering, to the extent available in the capital market. In the future, we expect our primary sources of liquidity to consist of payments of principal and interest we receive on our portfolio of assets, unused borrowing capacity under our financing sources and future issuances of equity and debt securities.

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

Contractual Obligations and Commitments

        Our contractual obligations as of December 31, 2014 are as follows (dollars in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Borrowings under repurchase agreements (including linked transactions)	$3,907,578	—	—	—	$3,907,578
Investment related payables	166,608	—	—	—	166,608
TBA—long positions	3,081,172	—	—	—	3,081,172

Total: Non-GAAP Basis—Including Linked Transactions	7,155,358	—	—	—	7,155,358

Linked Transactions	31,857	—	—	—	31,857
TBA—long positions	3,081,172	—	—	—	3,081,172

Total: GAAP Basis—Excluding Linked Transactions and TBA—long positions	$4,042,329	—	—	—	$4,042,329

        We enter into a linked transaction when the initial transfer of a financial asset and repurchase financing are entered into contemporaneously with, or in contemplation of, one another. In this situation, we then record the initial transfer and repurchase financing on a net basis. The fair value of linked transactions reflects the value of the underlying securities and linked repurchase agreement borrowings; resulting in an embedded repurchase agreement. As of December 31, 2014, we had five linked transactions resulting in approximately $31.9 million of embedded repurchase agreements with a weighted average rate of 1.88%. The weighted average contractual maturity of the repurchase agreements for linked transactions was 12 days.

        As of December 31, 2014, we have an obligation for approximately $6.1 million in contractual interest payments related to our repurchase agreements, including linked transactions of approximately $114 thousand through the respective maturity date of each repurchase agreement. In addition, at December 31, 2014, we had entered into repurchase agreement borrowings of approximately $69.2 million, which settled between January 2, 2015 and January 5, 2015, with a weighted average interest rate of 1.35%, a weighted average contractual maturity of 67 days and secured by collateral of approximately $104.0 million.

        The table above does not include amounts due under the Management Agreement (as defined herein) with our Manager, as those obligations do not have fixed and determinable payments. For a description of the Management Agreement, see "Our Manager and the Management Agreement—the Management Agreement."

        On May 9, 2012, we entered into a management agreement (the "Management Agreement") with our Manager which describes the services to be provided by our Manager and compensation for such services. Our Manager is responsible for managing our operations, including: (i) performing all of our day-to-day functions; (ii) determining investment criteria in conjunction with our Board of Directors; (iii) sourcing, analyzing and executing investments, asset sales and financings; (iv) performing asset management duties; and (v) performing financial and accounting management, subject to the direction and oversight of our Board of Directors. Pursuant to the terms of the Management Agreement, our Manager is paid a management fee equal to 1.50% per annum of our stockholders' equity, (as defined in the Management Agreement), calculated and payable (in cash) quarterly in arrears. For purposes of calculating the management fee, "stockholders' equity" means the sum of the net proceeds from any issuances of our equity securities since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus retained earnings, calculated in accordance with GAAP, at the end of the most recently completed fiscal quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less any amount paid for repurchases of our shares of common stock, excluding any unrealized gains, losses or other non-cash items, including OTTI charges included in other loss on MBS and other securities, unrealized gain (loss) on MBS and other securities and the non-cash portion of gain (loss) on derivative instruments, that have impacted stockholders' equity as reported in our consolidated financial statements prepared in accordance with GAAP, regardless of whether such items are included in other comprehensive income or loss, or in net income, and excluding one-time events pursuant to changes in GAAP and certain other non-cash charges after discussions between our Manager and our independent directors and after approval by at least two thirds (2/3) of our independent directors. However, if our stockholders' equity for any given quarter is negative based on the calculation described above, our Manager will not be entitled to receive any management fee for that quarter.

        In addition, under the Management Agreement, we are required to reimburse our Manager for the expenses described below. Expense reimbursements to the Manager are made in cash on a regular basis. Our reimbursement obligation is not subject to any dollar limitation. Because our Manager's personnel perform certain legal, accounting, due diligence tasks and other services that outside professionals or outside consultants otherwise would perform, our Manager may be paid or reimbursed for the documented cost of performing such tasks, provided that such costs and reimbursements are in amounts which are no greater than those which would be payable to outside professionals or consultants engaged to perform such services pursuant to agreements negotiated on an arm's-length basis. We also reimburse our Manager for certain direct costs, such as the travel expenses of our officers, incurred by the Manager on our behalf. Commencing January 1, 2014, our chief financial officer is now an employee of the Manager. Accordingly, we reimburse our Manager for his compensation and benefits as well as the compensation and benefits provided to our controller. For the year ended December 31, 2014, we recorded expenses, paid by the Manager on our behalf, totaling approximately $624 thousand related to employee costs and benefits associated with our chief financial officer and controller, and approximately $76 thousand for the year ended December 31, 2013.

        The Management Agreement may be amended, supplemented or modified by agreement between our Manager and us. The initial term of the Management Agreement expires on May 15, 2015 and it is automatically renewed for one-year terms on each anniversary thereafter unless previously terminated as described below. Our independent directors will review the Manager's performance and any fees payable to the Manager annually and, following the initial term, the Management Agreement may be terminated annually upon the affirmative vote of at least two thirds (2/3) of our independent directors, based upon: (i) our Manager's unsatisfactory performance that is materially detrimental to us; or (ii) our determination that any fees payable to our Manager are not fair, subject to our Manager's right to prevent such termination due to unfair fees by accepting a reduction of management fees agreed to by at least two thirds (2/3) of our independent directors. We will provide our Manager 180 days prior notice of any such termination. Unless terminated for cause, we will pay the Manager a termination fee equal to three times the average annual management fee earned by the Manager during the prior 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination. Pursuant to the terms of the Management Agreement, it has been extended for one year to May 15, 2016.

        We may also terminate the Management Agreement at any time, including during the initial term, without the payment of any termination fee, with 30 days prior written notice from our Board of Directors for cause, which will be determined by at least two thirds (2/3) of our independent directors, which is defined as: (i) our Manager's continued material breach of any provision of the Management Agreement (including our Manager's failure to comply with our investment guidelines); (ii) our Manager's fraud, misappropriation of funds, or embezzlement against us; (iii) the Manager's gross negligence in the performance of its duties under the Management Agreement; (iv) the occurrence of certain events with respect to the bankruptcy or insolvency of our Manager, including an order for relief in an involuntary bankruptcy case or our Manager authorizing or filing a voluntary bankruptcy petition; (v) our Manager is convicted (including a plea of nolo contendere) of a felony; or (vi) the dissolution of our Manager.

Off-Balance Sheet Arrangements

        Our linked transactions are comprised of real estate and other securities and associated repurchase agreements. The extent to which these transactions become unlinked in the future, the underlying securities and the borrowings under repurchase agreements and associated interest income and expense will be presented on a gross basis on our Consolidated Balance Sheets and Consolidated Statement of Operations, prospectively. As of December 31, 2014, our maximum exposure to loss on linked transactions was approximately $20.6 million. Starting in 2015, we will no longer be required to net our linked transactions and instead will report them on a gross basis, see "Recent accounting pronouncements" for details.

        As of December 31, 2014, we held contracts to purchase ("long position") and sell ("short position") TBAs on a forward basis. If a counterparty to one of the TBAs that we enter into defaults on its obligations, we may not receive payments or securities due under the TBA agreement, and thus, we may lose any unrealized gain associated with that TBA transaction.

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

        On December 18, 2014, we declared a regular quarterly dividend of $0.70 per common share for the quarter ended December 31, 2014. The dividend was paid on January 27, 2015 to shareholders of record as of December 29, 2014.

Non-GAAP Financial Measures

Total Interest Income and Net Interest Income, including Interest Income on Agency and Non-Agency Interest-Only strips accounted for as derivatives and Effective Cost of Funds

        Total interest income including interest income on Agency and Non-Agency Interest-Only Strips classified as derivatives and Effective Cost of Funds for the years ended December 31, 2014 and December 31, 2013 and for the period from May 15, 2012 (commencement of operations) through December 31, 2012, constitutes a Non-GAAP financial measure within the meaning of Regulation G promulgated by the SEC. We believe that the measures presented in this annual report on Form 10-K, when considered together with U.S. GAAP financial measures, provide information that is useful to investors in understanding our borrowing costs and net interest income, as viewed by us. An analysis of any Non-GAAP financial measure should be made in conjunction with results presented in accordance with GAAP.

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

        The following table reconciles total interest income to interest income including interest income on Agency and Non- Agency Interest-Only Strips classified as derivatives and interest income on linked transactions (Non-GAAP financial measure) for the years ended December 31, 2014 and December 31, 2013 and for the period from May 15, 2012 (commencement of operations) through December 31, 2012:

(in thousands)	For the Year ended December 31, 2014	For the Year ended December 31, 2013	For the period from May 15, 2012 (commencement of operations) through December 31, 2012
Coupon Interest	$209,146	$177,472	$80,103
Premium accretion, discount amortization and amortization of basis, net	(60,036)	(52,144)	(26,785)

Interest Income	$149,110	$125,328	$53,318

Contractual Interest income, net of amortization basis on Agency and Non-Agency Interest-Only and Interest Strips, classified as derivatives(1) :
Coupon Interest	$26,097	$28,273	$8,570
Amortization of basis (Non-GAAP Financial Measure)	(18,868)	(18,010)	(4,848)
Contractual Interest Income, net on Foreign currency swaps(1)	317	—	—
Contractual Interest income, net of premium amortization, discount accretion and amortization of basis on Linked Transactions(2):
Coupon Interest	5,998	869	—
Premium amortization, discount accretion and amortization of basis, net	(3,119)	546	—

Subtotal	10,425	11,678	3,722

Total interest income, including interest income on Agency and Non-Agency Interest-Only Strips, classified as derivatives—Non-GAAP Financial Measure	$159,535	$137,006	$57,040

(1)
Reported in gain (loss) on derivative instruments in the Consolidated Statement of Operations.
(2)
Reported in gain (loss) on linked transactions in the Consolidated Statement of Operations.

        Effective Cost of Funds includes the net interest component related to our interest rate swaps and borrowings under linked transactions as well as the impact of our foreign currency swaps and forwards. While we have not elected hedge accounting for these instruments, such derivative instruments are viewed by us as an economic hedge against increases in future market interest rates on our liabilities and changes in foreign currency exchange rates on our assets and liabilities and are characterized as hedges for purposes of satisfying the REIT requirements and therefore the Effective Cost of Funds reflects interest expense adjusted to include the realized loss (i.e., the interest expense component) for all of our interest rate swaps and the impact of our foreign currency swaps and forwards. In addition, our linked transactions are comprised of real estate securities and other structured securities, associated with repurchase agreements. We view the cost of the associated repurchase agreements (interest expense) as a component of our Effective Cost of Funds.

        The following table reconciles the Effective Cost of Funds (Non-GAAP financial measure) with interest expense for the years ended December 31, 2014 and December 31, 2013 and for the period from May 15, 2012 (commencement of operations) through December 31, 2012:

	For the year ended December 31, 2014		For the year ended December 31, 2013		For the period from May 15, 2012 (commencement of operations) through December 31, 2012
(dollars in thousands)	Reconciliation	Cost of Funds/Effective Borrowing Costs	Reconciliation	Cost of Funds/Effective Borrowing Costs	Reconciliation	Cost of Funds/Effective Borrowing Costs
Interest expense	$22,263	0.60%	$18,019	0.47%	$8,094	0.45%

Interest expense on linked transactions	546	1.75	271	1.65%	—	—
Net interest paid—interest rate swaps	29,946	0.81%	22,932	0.61%	6,321	0.35%

Effective Borrowing Costs	$52,755	1.41%	$41,222	1.08%	$14,415	0.80%

Weighted average repurchase borrowings(1)	3,730,206		3,821,925		2,840,999

(1)
Includes average repurchase borrowings under linked transactions.

Core Earnings

        Our Core Earnings were approximately $89.9 million, $82.7 million and $36.7 million for the years ended December 31, 2014 and December 31, 2013 and for the period from May 15, 2012 (commencement of operations) through December 31, 2012, respectively. Core Earnings is a Non-GAAP financial measure that is used by us to approximate cash yield or income associated with our portfolio and is defined as GAAP net income (loss) as adjusted, excluding: (i) net realized gain (loss) on investments and termination of derivative contracts; (ii) net unrealized gain (loss) on investments; (iii) net gain (loss) resulting from mark-to-market adjustments on derivative contracts; (iv) other loss on MBS and other securities; (v) non-cash stock-based compensation expense; and (vi) one-time events pursuant to changes in GAAP and certain other non-cash charges after discussions between the us, the Manager and our independent directors and after approval by a majority of the our independent directors.

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

        The table below reconciles Net Income (Loss) to Core Earnings for the years ended December 31, 2014 and December 31, 2013 and for the period from May 15, 2012 (commencement of operations) through December 31, 2012:

(dollars in thousands)	For the year ended December 31, 2014	For the year ended December 31, 2013	For the period from May 15, 2012 (commencement of operations) through December 31, 2012
Net Income (loss)—GAAP	$100,713	$(27,855)	$57,277
Adjustments:
MBS and other securities:
Unrealized (gain) loss on MBS, other securities and whole-loans	(189,011)	160,109	(13,930)
Other loss on mortgage-backed and other securities	17,014	11,858	3,206
Realized (gain) loss on sale of MBS and other securities	2,178	110,712	(20,754)
Derivative Instruments:
Realized (gain) loss on termination of interest rate swaps	(5,440)	(65,305)	10,928
Realized (gain) loss on settlement of TBAs	(40,015)	1,499	—
Realized loss on currency forwards	1,759	—	—
Realized loss on expiration of option derivatives	2,813	925	—
Realized loss on termination of futures	16,495	—	—
Realized (gain) loss on sale of swaptions	3,606	(23,671)	—
Realized gain on sale/unlinking of securities underlying linked transactions	(1,397)	(3,049)	—
Realized loss on Agency Interest-Only Strips—accounted for as derivatives	753	1,124	820
Realized gain on foreign currency transactions	(1,725)	—	—
Mark-to- market adjustments on interest rate swaps	183,379	(83,764)	(7,649)
Mark-to- market adjustments on interest rate swaptions	1,697	(4,733)	3,180
Mark-to-market adjustments on futures contracts	740	—	—
Mark-to- market adjustments on TBAs	(6,273)	3,009	(1,837)
Mark-to-market adjustments on linked transactions	1,860	56	—
Mark-to-market adjustments on derivative instruments	2,136	700	5,065
Mark-to-market adjustments on foreign currency swaps	(3,857)	—	—
Mark-to-market adjustments on foreign currency forwards	303	—	—
Non-cash stock-based compensation expense	2,203	1,087	367

Total adjustments	(10,782)	110,557	(20,604)

Core Earnings—Non-GAAP Financial Measure	$89,931	$82,702	$36,673

Basic Core Earnings per Share of Common Stock and Participating Securities—Non-GAAP Financial Measure	$2.39	$3.39	$2.33
Diluted Core Earnings per Share of Common Stock and Participating Securities—Non-GAAP Financial Measure	$2.39	$3.38	$2.32

Basic weighted average common shares and participating securities	37,677,685	24,374,025	15,718,711
Diluted weighted average common shares and participating securities	37,677,685	24,454,716	15,783,491

        Alternatively, our Core Earnings can also be derived as presented in the table below by starting with Net interest income including interest income on Interest-Only Strips accounted for as derivatives and interest income (expense), net incurred on interest rate swaps and foreign currency swaps and forwards (a Non-GAAP financial measure) subtracting Operating Expenses, net of Non-cash stock based compensation, and adding Interest income on cash balances and other income (loss), net:

(dollars in thousands)	For the year ended December 31, 2014	For the year ended December 31, 2013	For the period from May 15, 2012 (commencement of operations) through December 31, 2012
Net interest income including interest income on Interest-Only Strips accounted for as derivatives and interest income (expense), net incurred on interest rate swaps and foreign currency swaps (a Non-GAAP financial measure)	$106,780	$95,784	$42,625
Total Operating Expenses	(18,760)	(14,260)	(6,330)
Non-cash stock based compensation	2,203	1,087	367
Interest income on cash balances and other income (loss), net	(292)	91	11

Core Earnings (a Non-GAAP) financial measure	$88,931	$82,702	$36,673

        As discussed further in Note 2—Revision of Previously Issued Financial Statements for Errors Affecting Certain Items Presented in the Statements of Cash Flows and Notes to Financial Statements, we have elected to revise our presentation of Core Earnings for the three and six months ended June 30, 2014 and for the three and nine months ended September 30, 2014 when they are next filed in our quarterly financial statements on Form 10-Q for the quarters ending June 30, 2015 and September 30, 2015 to correct these errors.

        The effect of these errors on the reconciliation of Net Income (Loss) to Core Earnings for the three and six months ended June 30, 2014 and for the three and nine months ended September 30, 2014:

	As Originally Reported	Adjustments	Revised
(dollars in thousands)	For the three months ended June 30, 2014	For the three months ended June 30, 2014	For the three months ended June 30, 2014
Net Income (loss)—GAAP	$67,574	$—	$67,574
Adjustments:
Realized (gain) loss on termination of interest rate swaps	(15,996)	22,784	6,788
Mark-to- market adjustments on interest rate swaps	84,619	(22,784)	61,835
All other items with no changes	(106,244)	—	(106,244)

Total adjustments	(37,621)	—	(37,621)

Core Earnings—Non-GAAP Financial Measure	$29,953	$—	$29,953

Basic Core Earnings per Share of Common Stock and Participating Securities—Non-GAAP Financial Measure	$0.75	$—	$0.75
Diluted Core Earnings per Share of Common Stock and Participating Securities—Non-GAAP Financial Measure	$0.75	$—	$0.75

Basic weighted average common shares and participating securities	40,130,814	40,130,814	40,130,814
Diluted weighted average common shares and participating securities	40,130,814	40,130,814	40,130,814

	As Originally Reported	Adjustments	Revised
(dollars in thousands)	For the six months ended June 30, 2014	For the six months ended June 30, 2014	For the six months ended June 30, 2014
Net Income (loss)—GAAP	$59,133	$—	$59,133
Adjustments:
Realized (gain) loss on termination of interest rate swaps	(15,998)	22,784	6,786
Mark-to- market adjustments on interest rate swaps	130,115	(22,784)	107,331
All other items with no changes	(130,877)	—	(130,877)

Total adjustments	(16,760)	—	(16,760)

Core Earnings—Non-GAAP Financial Measure	$42,373	$—	$42,373

Basic Core Earnings per Share of Common Stock and Participating Securities—Non-GAAP Financial Measure	$1.26	$—	$1.26
Diluted Core Earnings per Share of Common Stock and Participating Securities—Non-GAAP Financial Measure	$1.26	$—	$1.26

Basic weighted average common shares and participating securities	33,555,650	33,555,650	33,555,650
Diluted weighted average common shares and participating securities	33,555,650	33,555,650	33,555,650

	As Originally Reported	Adjustments	Revised
(dollars in thousands)	For the three months ended September 30, 2014	For the three months ended September 30, 2014	For the three months ended September 30, 2014
Net Income (loss)—GAAP	$26,136	$—	$26,136
Adjustments:
Mark-to- market adjustments on interest rate swaps	14,767	820	15,587
All other items with no changes	(20,599)	—	(20,599)

Total adjustments	(5,832)	820	(5,012)

Core Earnings—Non-GAAP Financial Measure	$20,304	$820	$21,124

Basic Core Earnings per Share of Common Stock and Participating Securities—Non-GAAP Financial Measure	$0.49	$0.02	$0.51
Diluted Core Earnings per Share of Common Stock and Participating Securities—Non-GAAP Financial Measure	$0.49	$0.02	$0.51

Basic weighted average common shares and participating securities	41,731,928	41,731,928	41,731,928
Diluted weighted average common shares and participating securities	41,731,928	41,731,928	41,731,928

	As Originally Reported	Adjustments	Revised
(dollars in thousands)	For the nine months ended September 30, 2014	For the nine months ended September 30, 2014	For the nine months ended September 30, 2014
Net Income (loss)—GAAP	$85,269	$—	$85,269
Adjustments:
Realized (gain) loss on termination of interest rate swaps	(39,796)	22,784	(17,012)
Mark-to- market adjustments on interest rate swaps	144,882	(21,856)	123,026
All other items with no changes	(127,678)	—	(127,678)

Total adjustments	(22,592)	928	(21,664)

Core Earnings—Non-GAAP Financial Measure	$62,677	$928	$63,605

Basic Core Earnings per Share of Common Stock and Participating Securities—Non-GAAP Financial Measure	$1.73	$0.02	$1.75
Diluted Core Earnings per Share of Common Stock and Participating Securities—Non-GAAP Financial Measure	$1.73	$0.02	$1.75

Basic weighted average common shares and participating securities	36,311,055	36,311,055	36,311,055
Diluted weighted average common shares and participating securities	36,311,055	36,311,055	36,311,055

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

Credit Risk

        We are subject to varying degrees of credit risk in connection with our assets. Although we do not expect to encounter credit risk in our Agency MBS and U.S. Treasury securities, we do expect to encounter credit risk related to Non-Agency MBS and Non-Agency CMBS and other portfolio investments. Investment decisions are made following a bottom-up credit analysis and specific risk assumptions. As part of the risk management process, our Manager uses detailed proprietary models, applicable to evaluate, depending on the asset class, house price appreciation and depreciation by region, prepayment speeds and foreclosure/default frequency, cost and timing. If our Manager determines that the proposed investment can meet the appropriate risk and return criteria as well as complement our existing asset portfolio, the investment will undergo a more thorough analysis.

        As of December 31, 2014, 19 of the counterparties that we had outstanding repurchase agreement borrowings held collateral which we posted as security for such borrowings in excess of 5% of our Stockholders' equity. Prior to entering into a repurchase agreement with any particular institution, our Manager does a thorough review of such potential counterparty. Such review, however, does not assure the creditworthiness of such counterparty nor that the financial wherewithal of the counterparty will not deteriorate in the future.

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

Interest Rate Cap Risk

        To the extent we invest in adjustable-rate RMBS, such securities are generally subject to interest rate caps, which potentially could cause such RMBS to acquire many of the characteristics of fixed-rate securities if interest rates were to rise above the cap levels. This issue is magnified to the extent we acquire ARM and hybrid ARM assets that are not based on mortgages which are fully indexed. In addition, ARM and hybrid ARM assets may be subject to periodic payment caps that result in some portion of the interest being deferred and added to the principal outstanding or a portion of the incremental interest rate increase being deferred. To the extent we invest in such ARM and/or hybrid ARM assets, we could potentially receive less cash income on such assets than we would need to pay the interest cost on our related borrowings. To mitigate interest rate mismatches, we may utilize the hedging strategies discussed above under "Interest Rate Risk."

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

        The sensitivity analysis table presented below shows the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments, including interest rate swaps, Interest-Only Strips, and net interest income at December 31, 2014, assuming a static portfolio of assets. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our Manager's expectations. The analysis presented utilizes our Manager's assumptions, models and estimates, which are based on our Manager's judgment and experience.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+1.00%	14.18%	(1.74)%
+0.50%	9.55%	(0.71)%
–0.50%	(16.21)%	0.16%
–1.00%	NA (1)	NA (1)

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

        Certain assumptions have been made in connection with the calculation of the information set forth in the table above and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at December 31, 2014. The analysis presented utilizes assumptions and estimates based on our Manager's judgment and experience. Furthermore, while we generally expect to retain such assets and the associated interest rate risk, future purchases and sales of assets could materially change our interest rate risk profile.

Prepayment Risk

        The value of our Agency and Non-Agency RMBS may be affected by prepayment rates on the underlying residential mortgage loans. We acquire RMBS and anticipate that the underlying residential mortgages loans will prepay at a projected rate generating an expected yield. If we purchase assets at a premium to par value, when borrowers prepay their residential mortgage loans faster than expected, the corresponding prepayments on the mortgage-related securities may reduce the expected yield on such securities because we will have to amortize the related premium on an accelerated basis and, in the case of Agency RMBS, other interest-only strips, and certain other investment grade rated securities, will have to make a retrospective adjustment to historical amortization. Conversely, if we purchase assets at a discount to par value, when borrowers prepay their residential mortgage loans slower than expected, the decrease in corresponding prepayments on the RMBS may reduce the expected yield on such securities because we will not be able to accrete the related discount as quickly as originally anticipated and, in the case of Agency RMBS, other than interest-only strips, and certain other investment grade rated securities, will have to make a retrospective adjustment to historical amortization.

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

        As of December 31, 2014, we have entered into master securities forward trading agreements, or MSFTAs, which may govern the trading of some or all TBA transactions. Pursuant to the terms of these MSFTAs, we and our counterparties would be required to post margin to the other when the mark to market exposure of the TBA transactions executed under the agreement exceed certain thresholds. We expect to continue to negotiate and enter into MSFTAs with additional TBA counterparties. The margin provisions of the MSFTA help to mitigate, but do not eliminate, counterparty risk associated with TBA transactions. If a counterparty to a TBA transaction cannot perform under the terms of the trade, we may not receive securities we have agreed to purchase or payment for securities we have agreed to sell, and thus, we may lose any unrealized gain associated with such transaction.

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

        Additionally, if one or more of our repurchase agreement counterparties chose not to provide on-going funding, our ability to finance would decline or exist at possibly less advantageous terms. Further, if we are unable to renew, replace or expand repurchase financing with other sources of financing on substantially similar terms, it may have a material adverse effect on our business, financial position, results of operations and cash flows, due to the long term nature of our investments and relatively short-term maturities of our repurchase agreements. As such, there is no assurance that we will always be able to roll over our repurchase agreements.

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

        In addition, the assets that comprise our asset portfolio are not traded on a public exchange. A portion of these assets may be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly-traded securities. The illiquidity of our assets may make it difficult for us to sell such assets if the need or desire arises, including in response to changes in economic and other conditions. Recent regulatory changes have imposed new capital requirements and other restrictions on banks and other market intermediaries' ability and desire to hold securities on their balance sheets and otherwise make markets in fixed income securities resulting in reduced liquidity in many sectors of the market. This regulatory trend is expected to continue. As a result of these developments it may become increasingly difficult for us to sell securities in the market, especially in credit oriented sectors such as Non-Agency RMBS and CMBS.

        We enter into swaps to manage our interest rate risk. We are required to pledge cash or securities as collateral as part of a margin arrangement, calculated daily, in connection with the swaps. The amount of margin that we are required to post will vary and generally reflects collateral posted with respect to swaps that are in an unrealized loss position to us and a percentage of the aggregate notional amount of swaps per counterparty. Margin calls could adversely affect our liquidity. Our inability to post adequate collateral for a margin call could result in a condition of default under our repurchase agreements, thereby resulting in liquidation of the collateral pledged by us, which may have a material adverse consequence on our business, financial position, results of operations and cash flows. Conversely, if our swaps are in an unrealized gain position, our counterparties to bilateral swaps are required to post collateral with us, under the same terms that we post collateral with them. On occasion we may enter into a MAC interest rate swap in which we may receive or make a payment at the time of entering such interest rate swap to compensate for the out of the market nature of such interest rate swap. Similar to all other interest rate swaps, these interest rate swaps are also subject to margin requirements previously described.

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

Foreign Investment risk

        During 2014, we invested in two Non U.S. CMBS transactions and, in the future, we may make other investments in non U.S. issuers and transactions. These investments present certain unique risks, including those resulting from future political, legal, and economic developments, which could include favorable or unfavorable changes in currency exchange rates, exchange control regulations (including currency blockage), expropriation, nationalization, or confiscatory taxation of assets, adverse changes in investment capital or exchange control regulations (which may include suspension of the ability to transfer currency from a country), political changes, diplomatic developments, difficulty in obtaining and enforcing judgments against non U.S. entities, the possible imposition of the applicable country's governmental laws or restrictions, and the reduced availability of public information concerning issuers. In the event of a nationalization, expropriation, or other confiscation of assets, the Company could lose its entire investment in a security. Legal remedies available to investors in certain jurisdictions may be more limited than those available to investors in the United States. Issuers of non U.S. securities may not be subject to the same degree of regulation as U.S. issuers.

        Furthermore, non U.S. issuers are not generally subject to uniform accounting, auditing, and financial reporting standards or other regulatory practices and requirements comparable to those applicable to U.S. issuers. There is generally less government supervision and regulation of non U.S. exchanges, brokers, and issuers than there is in the United States, and there is greater difficulty in taking appropriate legal action in Non U.S. courts. There are also special tax considerations that apply to securities of non U.S. issuers and securities principally traded overseas.

        To the extent that our investments are denominated in U.S. dollars, the investment is not affected directly by changes in currency exchange rates relative to the dollar and exchange control regulations. We are, however, subject to currency risk with respect to such investments to the extent that a decline in a non U.S. issuer's or borrower's own currency relative to the dollar may impair such issuer's or borrower's ability to make timely payments of principal and/or interest on a loan or other debt security. To the extent that our investments are in non-dollar denominated securities, the value of the investment and the net investment income available for distribution may be affected favorably or unfavorably by changes in currency exchange rates relative to the dollar and exchange control regulations.

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

Item 8.    Financial Statements and Supplementary Data.

Index to Financial Statements

Report of Independent Registered Public Accounting Firm	125
Consolidated Balance Sheets as of December 31, 2014 and 2013	126
Consolidated Statement of Operations for the years ended December 31, 2014 and December 31, 2013 and for the period from May 15, 2012 (commencement of operations) to December 31, 2012	127
Consolidated Statement of Changes in Stockholders' Equity for the years ended December 31, 2014, December 31, 2013 and December 31, 2012	128
Consolidated Statement of Cash Flow for the years ended December 31, 2014 and December 31, 2013 and for the period from May 15, 2012 (commencement of operations) to December 31, 2012	129
Notes to Consolidated Financial Statements	132
Index to Financial Statement Schedules
Schedule IV—Mortgage Loans on Real Estate	203

        Financial Statements Schedules other than the one listed above are omitted because the required information is not applicable or deemed not material, or the required information is presented in the financial statements and/or in the notes to financial statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of Western Asset Mortgage Capital Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Western Asset Mortgage Capital Corporation and subsidiaries (the "Company") at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for the years ended December 31, 2014 and December 31, 2013 and the period from May 15, 2012 (commencement of operations) through December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP
Los Angeles, California
March 16, 2015

Western Asset Mortgage Capital Corporation and Subsidiaries

Consolidated Balance Sheets

(in thousands—except share and per share data)

	December 31, 2014	December 31, 2013
Assets:
Cash and cash equivalents	$47,222	$48,525
Mortgage-backed securities and other securities, at fair value ($4,362,532 and $2,818,947 pledged as collateral, at fair value, respectively)	4,385,723	2,853,587
Residential whole-loans, at fair value ($7,220 pledged as collateral, at fair value)	7,220	—
Linked transactions, net, at fair value	20,627	18,559
Investment related receivable	162,837	341
Accrued interest receivable	27,309	12,266
Due from counterparties	184,757	55,434
Derivative assets, at fair value	73,256	105,826
Other assets	326	339

Total Assets	$4,909,277	$3,094,877

Liabilities and Stockholders' Equity:
Liabilities:
Borrowings under repurchase agreements	$3,875,721	$2,579,067
Accrued interest payable	17,573	12,534
Investment related payables	166,608	—
Due to counterparties	12,180	65,861
Derivative liability, at fair value	180,280	4,673
Accounts payable and accrued expenses	1,794	1,353
Underwriting and offering costs payable	—	8
Payable to related party	2,705	1,842
Dividend payable	29,204	19,445

Total Liabilities	4,286,065	2,684,783

Commitments and contingencies
Stockholders' Equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, 41,719,801 and 26,853,287 (including 2,548,784 shares declared as a stock dividend on December 19, 2013, issued on January 28, 2014) shares issued and outstanding, respectively	417	268
Preferred stock, $0.01 par value, 100,000,000 shares authorized and no shares outstanding	—	—
Additional paid-in capital	760,925	544,143
Retained earnings (accumulated deficit)	(138,130)	(134,317)

Total Stockholders' Equity	623,212	410,094

Total Liabilities and Stockholders' Equity	$4,909,277	$3,094,877

See notes to consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiaries

Consolidated Statements of Operations

(in thousands—except share and per share data)

	For the year ended December 31, 2014	For the year ended December 31, 2013	For the period from May 15, 2012 (commencement of operations) through December 31, 2012
Net Interest Income:
Interest income	$149,110	$125,328	$53,318
Interest expense	22,263	18,019	8,094

Net Interest Income	126,847	107,309	45,224

Other Income (Loss):
Interest income on cash balances and other income (loss), net	1,433	91	11
Realized gain (loss) on sale of Mortgage-backed securities and other securities, net	(2,178)	(110,712)	20,754
Other loss on Mortgage-backed securities and other securities	(17,014)	(11,858)	(3,206)
Unrealized gain (loss) on Mortgage-backed securities, other securities and whole-loans, net	189,011	(160,109)	13,930
Gain on linked transactions, net	1,870	4,137	—
Gain (loss) on derivative instruments, net	(180,496)	157,547	(13,106)

Other Income (Loss), net	(7,374)	(120,904)	18,383

Operating Expenses:
General and administrative (includes $2,203, $1,087 and $367 non-cash stock based compensation, respectively)	9,127	6,446	3,197
Management fee—related party	9,633	7,814	3,133

Total Operating Expenses	18,760	14,260	6,330

Net income (loss) available to Common Stock and participating securities	$100,713	$(27,855)	$57,277

Net income (loss) per Common Share—Basic	$2.67	$(1.19)	$3.64

Net income (loss) per Common Share—Diluted	$2.67	$(1.19)	$3.63

See notes to consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity

(in thousands—except shares and share data)

	Common Stock			Retained Earnings (Accumulated) Deficit
			Additional Paid-In Capital
	Shares	Par			Total
Balance January 1, 2012 (commencement of operations)	100	$—	$1	$—	$1
Redemption of common stock	(100)	—	(1)	—	(1)
Proceeds from public offerings of common stock, net	21,800,000	218	461,312	—	461,530
Offering costs, public offerings of common stock	—	—	(1,759)	—	(1,759)
Proceeds from private placement of common stock	2,277,830	23	42,588	—	42,611
Warrants	—	—	2,946	—	2,946
Grants of restricted stock	66,114	—	—	—	—
Vesting of restricted stock	—	—	367	—	367
Net income	—	—	—	57,277	57,277
Dividends on common stock	—	—	—	(39,764)	(39,764)

Balance at December 31, 2012	24,143,944	$241	$505,454	$17,513	$523,208

Grants of restricted stock	160,559	2	(2)	—	—
Vesting of restricted stock	—	—	1,024	—	1,024
Net loss	—	—	—	(27,855)	(27,855)
Dividends on common stock	2,548,784	25	37,667	(123,975)	(86,283)

Balance at December 31, 2013	26,853,287	$268	$544,143	$(134,317)	$410,094

Proceeds from public offerings of common stock, net	14,000,000	140	205,240	—	205,380
Offering costs, public offerings of common stock	—	—	(400)	—	(400)
Proceeds from private placement of common stock	650,000	7	9,646	—	9,653
Grants of restricted stock	216,514	2	(2)	—	—
Vesting of restricted stock	—	—	2,266	—	2,266
Net income	—	—	—	100,713	100,713
Dividends on common stock	—	—	32	(104,526)	(104,494)

Balance at December 31, 2014	41,719,801	417	760,925	(138,130)	623,212

See notes to consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	For the year ended December 31, 2014	For the year ended December 31, 2013	For the period from May 15, 2012 (commencement of operations) through December 31, 2012
Cash flows from operating activities:
Net income (loss)	$100,713	$(27,855)	$57,277
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Premium amortization and (discount accretion) on Mortgage-backed securities, other securities and whole-loans, net	10,257	21,053	16,725
Restricted stock amortization expense	2,203	1,087	367
Premium amortization for MAC interest rate swaps	(1,818)	—	—
Interest payments and basis recovered on MAC interest rate swaps	7,164	—	—
Premium on purchase of Residential whole-loans	(131)	—	—
Unrealized (gain) loss on Mortgage-backed securities, other securities and whole-loans, net	(189,011)	160,109	(13,930)
Mark-to-market adjustments on linked transactions	1,762	(856)	—
Mark-to-market adjustments on derivative instruments	178,125	(84,788)	(1,241)
Other loss on Mortgage-backed securities and other securities	17,014	11,858	3,206
Realized (gain) loss on sale of Mortgage-backed securities and other securities, net	2,178	110,712	(20,754)
Realized loss on sale of Interest-Only Strips accounted for as derivatives, net	753	1,124	—
Realized loss on termination of MAC interest rate swaps containing an other-than-insignificant financing element	4,835	—	—
Realized (gain) loss on sale of TBAs, net	(40,015)	1,499	—
Realized (gain) loss on sale of swaptions, net	3,606	(23,671)	—
Realized loss on futures	16,495	—	—
Realized loss on forward contracts	1,759	—	—
Realized loss on expiration of option derivatives, net	2,813	925	—
Realized gain on linked transaction, net	(1,397)	(3,049)	—
Realized gain on foreign currency transactions	(1,306)	—	—
Changes in operating assets and liabilities:
Decrease (increase) in accrued interest receivable	(15,043)	5,095	(17,361)
Decrease (increase) in other assets	13	(95)	(244)
Increase in accrued interest payable	5,039	5,973	6,561
Increase in accounts payable and accrued expenses	503	302	988
Increase (decrease) in payable to related party	863	(82)	1,924

Net cash provided by operating activities	107,374	179,341	33,518

See notes to consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

(in thousands)

	For the year ended December 31, 2014	For the year ended December 31, 2013	For the period from May 15, 2012 (commencement of operations) through December 31, 2012
Cash flows from investing activities:
Purchase of Mortgage-backed securities and other securities	(4,007,240)	(2,004,596)	(7,798,967)
Purchase of securities underlying linked transactions	(54,739)	(176,628)	—
Proceeds from sale of Mortgage-backed securities and other securities	2,375,264	3,620,488	2,490,326
Proceeds from sale of securities underlying linked transactions	6,215	21,735	—
Principal payments and basis recovered on Mortgage-backed securities and other securities	332,581	305,433	105,748
Principal payments and basis recovered on securities underlying linked transactions	4,801	2,008	—
Purchase of Residential whole-loans	(7,030)	—	—
Principal payments on Residential whole-loans	9	—	—
Payment of premium for option derivatives	(2,813)	(4,675)	—
Premium received from option derivatives	—	3,750	—
Proceeds from gross settlement of TBAs	—	208,313	—
Net settlements of TBAs	37,829	(995)	—
Payment on termination of futures	(16,495)	—	—
Proceeds from sale of interest rate swaptions	8,710	60,482	—
Premium for MAC interest rate swaps, net	11,011	—	—
Payments on termination of MAC interest rate swaps	2,791	—	—
Interest payments and basis recovered on MAC interest rate swaps	706	—	—
Premium for interest rate swaptions, net	(3,278)	(32,904)	(13,267)

Net cash provided by (used in) investing activities	(1,311,678)	2,002,411	(5,216,160)

Cash flows from financing activities:
Proceeds from issuance of common stock	205,380	—	461,530
Proceeds from private placement of common stock (concurrent with initial public offering)	9,653	—	45,557
Payment of offering costs	(408)	(67)	(1,684)
Redemption of common stock	—	—	(1)
Proceeds from repurchase agreement borrowings	22,819,986	29,948,206	14,511,707
Proceeds from repurchase agreement borrowings underlying linked transactions	180,935	165,089	—
Repayments of repurchase agreement borrowings	(21,523,332)	(32,163,869)	(9,716,977)
Repayments of repurchase agreement borrowings underlying linked transactions	(208,177)	(103,902)	—
Proceeds from (Repayment of) cash overdraft	—	(5,666)	5,666
Proceeds from forward contracts	44,897	—	—
Repayments of forward contracts	(46,656)	—	—
Premium for MAC interest rate swaps containing an other-than-insignificant financing element	20,479	—	—
Payments on termination of MAC interest rate swaps containing an other-than-insignificant financing element	(14,147)	—	—

See notes to consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

(in thousands)

	For the year ended December 31, 2014	For the year ended December 31, 2013	For the period from May 15, 2012 (commencement of operations) through December 31, 2012
Interest payments and basis recovered on MAC interest rate swaps containing an other-than-insignificant financing element	(7,870)	—	—
Due from counterparties, net	(129,323)	(1,292)	(54,142)
Due to counterparties, net	(53,681)	65,861	—
Dividends on common stock	(94,735)	(93,879)	(12,723)

Net cash provided by (used in) financing activities	1,203,001	(2,189,519)	5,238,933

Net increase (decrease) in cash and cash equivalents	(1,303)	(7,767)	56,291
Cash and cash equivalents beginning of period	48,525	56,292	1

Cash and cash equivalents end of period	$47,222	$48,525	$56,292

Supplemental disclosure of operating cash flow information:
Interest paid	$20,553	$19,751	$4,640

Supplemental disclosure of non-cash financing/investing activities:
Underwriting and offering costs payable	$—	$—	$75

Principal payments of mortgage-backed securities, not settled	$45	$341	$—

Mortgage-backed securities and other securities purchased, not settled	$(6,002)	$—	$—

Mortgage-backed securities used to settle TBAs	$—	$208,817	$—

Mortgage-backed securities recorded upon unlinking of linked transactions	$(69,838)	$(77,046)	$—

Net unsettled TBAs	$2,186	$—	$—

Stock dividends declared, not issued	$—	$37,671	—

Dividends and distributions declared, not paid	$29,204	$19,445	$27,041

See notes to consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(in thousands—except share and per share data)

        The following defines certain of the commonly used terms in these Notes to Consolidated Financial Statements: "Agency" or "Agencies" refer to a federally chartered corporation, such as the Federal National Mortgage Association ("Fannie Mae" or "FNMA") or the Federal Home Loan Mortgage Corporation ("Freddie Mac" or "FHLMC"), or an agency of the U.S. Government, such as the Government National Mortgage Association ("Ginnie Mae" or "GNMA"); references to "MBS" refer to mortgage backed securities, including residential mortgage-backed securities or "RMBS", commercial mortgage-backed securities or "CMBS", and "Interest-Only Strips" (as defined herein); "Agency MBS" refer to RMBS, CMBS and Interest-Only Strips issued or guaranteed by the Agencies while "Non-Agency MBS" refer to RMBS, CMBS and Interest-Only Strips that are not issued or guaranteed by the Agencies; references to "ARMs" refers to adjustable rate mortgages; references to "Interest-Only Strips" refer to interest-only ("IO") and inverse interest-only ("IIO") securities issued as part of or collateralized with MBS.

Note 1—Organization

        Western Asset Mortgage Capital Corporation and Subsidiaries (is referred to throughout this report as the "Company") is a real estate finance company. At the Company's launch in May 2012, its initial investment strategy focused primarily on Agency RMBS (including TBAs as defined herein). Over time, the Company expanded its investment strategy to include Non-Agency RMBS and subsequently, Agency and Non-Agency CMBS, including Non U.S. CMBS. In addition, and to a significantly lesser extent, the Company has invested in other securities including certain Agency obligations that are not technically MBS and in asset backed securities ("ABS"). The Company's Manager, as defined below, is also actively pursuing investing in whole-loans or whole-loan securities as set forth in more detail herein and completed its first purchase of these instruments during the quarter ended December 31, 2014. These changes in the Company's investment strategy, including future changes, are based on the Manager's perspective of which mix of portfolio assets it believes provide the Company with the best risk-reward opportunities at any given time.

        The Company is externally managed by Western Asset Management Company ("WAM", or the "Manager"), an investment advisor registered with the Securities and Exchange Commission ("SEC"). WAM is a wholly-owned subsidiary of Legg Mason, Inc. The Company operates and has elected to be taxed as a real estate investment trust or "REIT" commencing with its taxable year ended December 31, 2012.

        In light of the aforementioned developments and given the Manager's current market outlook and investment view, while it can be expected that Agency RMBS will continue to be a significant part of the Company's portfolio, Agency RMBS will not necessarily be our primary investment in the future. Going forward, the Manager may vary the allocation among various asset classes subject to maintaining the Company's qualification as a REIT and maintaining its exemption from the Investment Company Act of 1940 (the "1940 Act"). These restrictions limit the Company's ability to invest in non-real estate assets and/or assets which are not secured by real estate. Accordingly, the Company's portfolio will continue to be principally invested in MBS and other real estate related assets.

Western Asset Mortgage Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(in thousands—except share and per share data)

Note 2—Revision of Previously Issued Financial Statements for Errors Affecting Certain Items Presented in the Statements of Cash Flows and Notes to Financial Statements

        During the process of preparing the Company's 2014 financial statements, the Company discovered that the treatment of premiums received on the market agreed coupon ("MAC") interest rate swaps and treatment of proceeds and repayment on rehypothecation of non-cash collateral in its Statements of Cash Flows and a voluntary disclosure surrounding the breakdown between realized and unrealized portion of the change in fair value for derivative instrument were not presented in accordance with GAAP. The Company has evaluated the impact of these errors and has concluded that individually and in the aggregate, these errors were not material to any previously issued financial statements. However, the Company has elected to revise the Statements of Cash Flows for the six months ended June 30, 2014 and for the nine months ended September 30, 2014 and the voluntary disclosure for the three and six months ended June 30, 2014 and for the three and nine months ended September 30, 2014 when they are next filed in the Company's quarterly financial statements on Form 10-Q for the quarters ending June 30, 2015 and September 30, 2015 to correct these errors. The corrections resulted in a reclassification of premiums received and periodic interest payments on interest rate swaps previously reported in cash flows from operating activities and the reclassification of proceeds and repayment on rehypothecation of non-cash collateral previously reported as repurchase agreement proceeds and repayments (as indicated in the tables below). In accordance with the Company's accounting policies, proceeds and repayment on rehypothecation of non-cash collateral is reported on a net basis in Due to counterparties, net. These revisions had no effect on net income, shareholders' equity, net change in cash, or total assets, of the Company reported for these periods.

Western Asset Mortgage Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(in thousands—except share and per share data)

Note 2—Revision of Previously Issued Financial Statements for Errors Affecting Certain Items Presented in the Statements of Cash Flows and Notes to Financial Statements (Continued)

        Statements of Cash Flows (summarized) for the six months ended June 30, 2014 and nine months ended September 30, 2014:

	For the six months ended June 30, 2014			For the nine months ended September 30, 2014
Amounts in thousands	As Originally Reported	Adjustments	Revised	As Originally Reported	Adjustments	Revised
Statement of Cash Flows (effect on individual line items)
Net income	$59,133	$—	$59,133	$85,269	$—	$85,269
Adjustments to reconcile net income to net cash provided by operating activities:
Premium amortization for MAC interest rate swaps	—	—	—	—	(928)	(928)
Interest payments and basis recovered on MAC interest rate swaps	—	—	—	—	(545)	(545)
Mark-to-market adjustments on derivative instruments	132,126	(22,784)	109,342	147,968	(21,856)	126,112
All other items	(132,097)	—	(132,097)	(132,229)	—	(132,229)

Net cash provided by operating activities	59,162	(22,784)	36,378	101,008	(23,329)	77,679

Cash flows from investing activities:
Premium for MAC interest rate swaps, net	—	13,245	13,245	(2,235)	13,245	11,010
All other items	(1,650,680)	—	(1,650,680)	(1,350,036)	—	(1,350,036)

Net cash used in investing activities	(1,650,680)	13,245	(1,637,435)	(1,352,271)	13,245	(1,339,026)

Cash flows from financing activities:
Proceeds from repurchase agreement borrowings	11,783,312	(2,757)	11,780,555	18,164,190	(2,757)	18,161,433
Repayments of repurchase agreement borrowings	(10,241,325)	2,757	(10,238,568)	(16,861,130)	2,757	(16,858,373)
Premium for MAC interest rate swaps containing an other-than-insignificant financing element	—	9,539	9,539	1,040	9,539	10,579
Interest payments and basis recovered on MAC interest rate swaps containing an other-than-insignificant financing element	—	—	—	—	545	545
All other items	2,053	—	2,053	(45,295)	—	(45,295)

Net cash provided by financing activities	1,544,040	9,539	1,553,579	1,258,805	10,084	1,268,889

Net increase (decrease) in cash and cash equivalents	(47,478)	—	(47,478)	7,542	—	7,542
Cash and cash equivalents beginning of period	48,525	—	48,525	48,525	—	48,525

Cash and cash equivalents end of period	$1,047	$—	$1,047	$56,067	$—	$56,067

Western Asset Mortgage Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(in thousands—except share and per share data)

Note 2—Revision of Previously Issued Financial Statements for Errors Affecting Certain Items Presented in the Statements of Cash Flows and Notes to Financial Statements (Continued)

        The below tables summarize the effect of interest rate swaps, interest rate swaptions, foreign currency swaps, foreign currency forwards, options, futures contracts, Agency and Non-Agency Interest-Only Strips as derivatives and TBAs reported in Gain (loss) on derivative instruments, net on our Consolidated Statements of Operations for the three months ended June 30, 2014, six months ended June 30, 2014, three months ended September 30, 2014, and nine months ended September 30, 2014 (dollars in thousands—summarized):

As Originally Reported

	Three months ended June 30, 2014
Description	Realized Gain (Loss), net	Contractual interest income (expense), net(1)	Return (Recovery) of Basis	Mark-to- market adjustments	Total
Interest rate swaps	$15,996	$(6,083)	$—	$(84,619)	$(74,706)
All other items with no changes	(2,487)	6,140	(4,507)	8,883	8,029

Total	$13,509	$57	$(4,507)	$(75,736)	$(66,677)

Adjustments

Description	Realized Gain (Loss), net	Contractual interest income (expense), net(1)	Return (Recovery) of Basis	Mark-to- market adjustments	Total
Interest rate swaps	$(22,784)	$—	$—	$22,784	$—
All other items with no changes	—	—	—	—	—

Total	$(22,784)	$—	$—	$22,784	$—

Revised

Description	Realized Gain (Loss), net	Contractual interest income (expense), net(1)	Return (Recovery) of Basis	Mark-to- market adjustments	Total
Interest rate swaps	$(6,788)	$(6,083)	$—	$(61,835)	$(74,706)
All other items with no changes	(2,487)	6,140	(4,507)	8,883	8,029

Total	$(9,275)	$57	$(4,507)	$(52,952)	$(66,677)

(1)
Contractual interest income (expense), net on derivative instruments includes interest settlement paid or received.

Western Asset Mortgage Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(in thousands—except share and per share data)

Note 2—Revision of Previously Issued Financial Statements for Errors Affecting Certain Items Presented in the Statements of Cash Flows and Notes to Financial Statements (Continued)

As Originally Reported

	Six months ended June 30, 2014
Description	Realized Gain (Loss), net	Contractual interest income (expense), net(1)	Return (Recovery) of Basis	Mark-to- market adjustments	Total
Interest rate swaps	$15,998	$(13,936)	$—	$(130,115)	$(128,053)
All other items with no changes	(986)	14,566	(10,099)	(2,011)	1,470

Total	$15,012	$630	$(10,099)	$(132,126)	$(126,583)

Adjustments

Description	Realized Gain (Loss), net	Contractual interest income (expense), net(1)	Return (Recovery) of Basis	Mark-to- market adjustments	Total
Interest rate swaps	$(22,784)	$—	$—	$22,784	$—
All other items with no changes	—	—	—	—	—

Total	$(22,784)	$—	$—	$22,784	$—

Revised

Description	Realized Gain (Loss), net	Contractual interest income (expense), net(1)	Return (Recovery) of Basis	Mark-to- market adjustments	Total
Interest rate swaps	$(6,786)	$(13,936)	$—	$(107,331)	$(128,053)
All other items with no changes	(986)	14,566	(10,099)	(2,011)	1,470

Total	$(7,772)	$630	$(10,099)	$(109,342)	$(126,583)

(1)
Contractual interest income (expense), net on derivative instruments includes interest settlement paid or received.

Western Asset Mortgage Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(in thousands—except share and per share data)

Note 2—Revision of Previously Issued Financial Statements for Errors Affecting Certain Items Presented in the Statements of Cash Flows and Notes to Financial Statements (Continued)

As Originally Reported

	Three months ended September 30, 2014
Description	Realized Gain (Loss), net	Contractual interest income (expense), net(1)	Return (Recovery) of Basis	Mark-to- market adjustments	Total
Interest rate swaps	$23,798	$(11,848)	$—	$(14,767)	$(2,817)
All other items with no changes	1,815	5,863	(4,187)	(1,075)	2,416

Total	$25,613	$(5,985)	$(4,187)	$(15,842)	$(401)

Adjustments

Description	Realized Gain (Loss), net	Contractual interest income (expense), net(1)	Return (Recovery) of Basis	Mark-to- market adjustments	Total
Interest rate swaps	$—	$—	$820	$(820)	$—
All other items with no changes	—	—	—	—	—

Total	$—	$—	$820	$(820)	$—

Revised

Description	Realized Gain (Loss), net	Contractual interest income (expense), net(1)	Return (Recovery) of Basis	Mark-to- market adjustments	Total
Interest rate swaps	$23,798	$(11,848)	$820	$(15,587)	$(2,817)
All other items with no changes	1,815	5,863	(4,187)	(1,075)	2,416

Total	$25,613	$(5,985)	$(3,367)	$(16,662)	$(401)

(1)
Contractual interest income (expense), net on derivative instruments includes interest settlement paid or received.

Western Asset Mortgage Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(in thousands—except share and per share data)

Note 2—Revision of Previously Issued Financial Statements for Errors Affecting Certain Items Presented in the Statements of Cash Flows and Notes to Financial Statements (Continued)

As Originally Reported

	Nine months ended September 30, 2014
Description	Realized Gain (Loss), net	Contractual interest income (expense), net(1)	Return (Recovery) of Basis	Mark-to- market adjustments	Total
Interest rate swaps	$39,796	$(25,784)	$—	$(144,882)	$(130,870)
All other items with no changes	829	20,429	(14,286)	(3,086)	3,886

Total	$40,625	$(5,355)	$(14,286)	$(147,968)	$(126,984)

Adjustments

Description	Realized Gain (Loss), net	Contractual interest income (expense), net(1)	Return (Recovery) of Basis	Mark-to- market adjustments	Total
Interest rate swaps	$(22,784)	$—	$928	$21,856	$—
All other items with no changes	—	—	—	—	—

Total	$(22,784)	$—	$928	$21,856	$—

Revised

Description	Realized Gain (Loss), net	Contractual interest income (expense), net(1)	Return (Recovery) of Basis	Mark-to- market adjustments	Total
Interest rate swaps	$17,012	$(25,784)	$928	$(123,026)	$(130,870)
All other items with no changes	829	20,429	(14,286)	(3,086)	3,886

Total	$17,841	$(5,355)	$(13,358)	$(126,112)	$(126,984)

(1)
Contractual interest income (expense), net on derivative instruments includes interest settlement paid or received.

Western Asset Mortgage Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(in thousands—except share and per share data)

Note 3—Summary of Significant Accounting Policies

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

        The consolidated financial statements include the Company's accounts and those of its consolidated subsidiary. The consolidated financial statements also include the consolidation of a trust that meets the definition of a variable interest entity ("VIE") related to the acquisition of residential whole-loans in which the Company has been deemed itself to be the primary beneficiary of the trust. The trust has issued trust certificates to the Company which are collateralized by pools of residential mortgage loans held by the trust. The Company includes the underlying residential mortgage loans owned by the trusts in Residential whole-loans at fair value on the Consolidated Balance Sheets and has eliminated the intercompany trust certificates in consolidation. The Company records interest income earned on the residential whole-loans in Interest Income on the Consolidated Statements of Operations. The Company records the initial underlying assets and liabilities of the consolidated trusts at their fair value upon consolidation into the Company and, as such, a gain or loss would be recorded upon consolidation if appropriate. Upon consolidation of the VIE during 2014, the Company recorded no gain or loss upon consolidation. Refer to Note 6—"Variable Interest Entities" for additional information regarding the impact of consolidation of trusts. All intercompany amounts between the Company and its subsidiary and consolidated trusts have been eliminated in consolidation.

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

Classification of mortgage-backed securities, other securities and residential whole-loans and valuations of financial instruments

Mortgage-backed securities, other securities and residential whole-loans—Fair value election

        The Company has elected the fair value option for all of its MBS, other securities and residential whole-loans at the date of purchase, which permits the Company to measure these securities and whole-loans at fair value with the change in fair value included as a component of earnings. In the Manager's view, this election more appropriately reflects the results of the Company's operations for a particular reporting period, as financial asset fair value changes are presented in a manner consistent with the presentation and timing of the fair value changes of economic hedging instruments.

Western Asset Mortgage Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(in thousands—except share and per share data)

Note 3—Summary of Significant Accounting Policies (Continued)

Balance Sheet Presentation

        The Company's mortgage-backed securities and other securities purchases and sales are recorded on the trade date, which results in an investment related payable (receivable) for MBS and other securities purchased (sold) for which settlement has not taken place as of the balance sheet date. In addition, the Company's TBAs, as defined herein, which matured but have not settled as of the balance sheet date result in an investment related payable (receivable). The Company's MBS and other securities are pledged as collateral against borrowings under repurchase agreements. Other than MBS and other securities which are accounted for as linked transactions, described below, the Company's MBS and other securities are included in Mortgage-backed securities and other securities at fair value and Investment related receivables on the Consolidated Balance Sheets, with the fair value of such MBS and other securities pledged disclosed parenthetically. Residential whole-loans purchases and sales are recorded on the settlement date and are included in Residential whole-loans at fair value on the Consolidated Balance Sheets.

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

Western Asset Mortgage Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(in thousands—except share and per share data)

Note 3—Summary of Significant Accounting Policies (Continued)

        Valuation techniques for MBS, residential whole-loans and other securities may be based upon models that consider the estimated cash flows of the security. Depending on the security and the underlying collateral, the primary inputs to the model include yields for Agency To-Be-Announced securities (also known as "TBAs"), Agency MBS, the U.S. Treasury market and floating rate indices such as the London interbank offered rate or LIBOR, the Constant Maturity Treasury rate and the prime rate as a benchmark yield. In addition, the model may incorporate the current weighted average maturity and additional pool level information such as prepayment speeds, default frequencies and default severities, if applicable. To the extent such inputs are observable and timely, these securities are categorized as Level II of the fair value hierarchy; otherwise, unless alternative pricing information as described above is available, they are categorized as Level III.

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

        The Company determines the fair value of derivative financial instruments by obtaining quotes from third party pricing services, whose pricing is subject to review by the Manager's pricing committee. In valuing its over-the-counter interest rate derivatives, such as swaps and swaptions, and its currency derivatives, such as swaps and forwards, the Company considers the creditworthiness of both the Company and its counterparties, along with collateral provisions contained in each derivative agreement, from the perspective of both the Company and its counterparties. The majority of the Company's interest rate swaps are cleared through a central clearing house and subject to the clearing house margin requirements. The Company's agreements with its derivative counterparties also contain netting provisions; however the Company has elected to report its interest rate swaps and currency swaps on a gross basis. No credit valuation adjustment was made in determining the fair value of interest rate and/or currency derivatives for the years ended December 31, 2014 and 2013.

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

Western Asset Mortgage Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(in thousands—except share and per share data)

Note 3—Summary of Significant Accounting Policies (Continued)

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

        To ensure proper fair value hierarchy, The Company and the Manager review the methodology and data used by the third party pricing service to understand whether observable market data is being utilized in the vendor's pricing methodology. Generally, this review is conducted annually, however ad-hoc reviews of the pricing methodology and the data does occur. The review of the assumptive data received from the vendor includes comparing key inputs. In addition, as part of the Company's regular review of pricing, the Manager's pricing group may have informal discussions with the independent pricing vendor regarding their evaluation methodology or the market data utilized in their determination as well as performing back-testing with regard to the sale of securities. The conclusion that a price should be overridden in accordance with the Manager's pricing methodology may impact the fair value hierarchy of the security for which such price has been adjusted.

Western Asset Mortgage Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(in thousands—except share and per share data)

Note 3—Summary of Significant Accounting Policies (Continued)

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

        The Company's conversion to a new accounting system in the calculation methodology used to determine the amortization of bond premium as of April 1, 2014, resulted in a change in estimate of approximately $1.2 million. The impact of the change in estimate had no impact on Net income and was limited to an increase of approximately $1.2 million to Interest Income and an equal offsetting reduction to Unrealized gain (loss) on Mortgage-backed securities, other securities and whole-loans, net on the Consolidated Statement of Operations. The Company does not believe the aforementioned change in estimate will have a material impact to subsequent periods.

        The Company assesses its Agency MBS, Non-Agency MBS and other securities, excluding Interest-Only Strips, rated AA and higher at the time of purchase for other-than-temporary impairment on at least a quarterly basis. When the fair value of an investment is less than its amortized cost at the balance sheet date of the reporting period for which impairment is assessed, the impairment is designated as either "temporary" or "other-than-temporary." In deciding on whether or not a security is other-than-temporarily impaired, the Company considers several factors, including the nature of the investment, communications (if any) from the trustees of securitizations regarding the credit quality of the security, the severity and duration of the impairment, the cause of the impairment, and the Company's intent not to sell the security and whether it is more likely than not that Company will not be required to sell the security until recovery of its amortized cost basis. An other-than-temporary impairment is deemed to have occurred when there is an adverse change in the expected cash flows (principal or interest) to be received and the fair value of the security is less than its carrying amount. In determining whether an adverse change in cash flows occurred, the present value of the remaining cash flows, as estimated at the initial transaction date (or the last date previously revised), is compared to the present value of the expected cash flows at the current reporting date. The estimated cash flows reflect those a "market participant" would use and are discounted at a rate equal to the current yield used to accrete interest income. These adjustments are reflected in the Company's Consolidated Statement of Operations as Other loss on Mortgage-backed securities and other securities.

Western Asset Mortgage Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(in thousands—except share and per share data)

Note 3—Summary of Significant Accounting Policies (Continued)

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

Non-Agency MBS and other securities that are rated below AA at the time of purchase and Interest-Only Strips that are not classified as derivatives

        Interest income on Non-Agency MBS and other securities that are rated below AA at the time of purchase and Interest-Only Strips that are not classified as derivatives are recognized based on the effective yield method. The effective yield on these securities is based on the projected cash flows from each security, which is estimated based on the Company's observation of the then current information and events, where applicable, and will include assumptions related to interest rates, prepayment rates and the timing and amount of credit losses. On at least a quarterly basis, the Company reviews and, if appropriate, makes adjustments to its cash flow projections based on input and analysis received from external sources, internal models, and its judgment about interest rates, prepayment rates, the timing and amount of credit losses (if applicable), and other factors. Where appropriate, the Company may include in its cash flow projections the U.S Department of Justice's settlements with the major residential mortgage originators, regarding certain lending practices. Changes in cash flows from those originally projected, or from those estimated at the last evaluation, may result in a prospective change in the yield/interest income recognized on such securities. Actual maturities of the securities are affected by the contractual lives of the underlying collateral, periodic payments of scheduled principal, and prepayments of principal. Therefore, actual maturities of the securities will generally be shorter than stated contractual maturities.

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

        In addition, an other-than-temporary impairment is deemed to have occurred when there is an adverse change in the expected cash flows (principal or interest) to be received and the fair value of the security is less than its carrying amount. In determining whether an adverse change in cash flows occurred, the present value of the remaining cash flows, as estimated at the initial transaction date (or the last date previously revised), is compared to the present value of the expected cash flows at the current reporting date. The estimated cash flows reflect those a "market participant" would use and are discounted at a rate equal to the current yield used to accrete interest income. These adjustments are reflected in the Company's Consolidated Statements of Operations as Other loss on Mortgage-backed securities and other securities.

Western Asset Mortgage Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(in thousands—except share and per share data)

Note 3—Summary of Significant Accounting Policies (Continued)

        Securities denominated in a foreign currency contain additional risk in that the amortized cost basis for those securities may not be recovered due to declines in currency exchange rates. The Company considers the length of time that the security's fair value has declined due to the decline in foreign exchange rates, when assessing other-than temporary impairment.

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

        Finally, certain of the Company's MBS and other securities that are in an unrealized loss position at December 31, 2014 are also not considered other-than-temporarily impaired because the Company has no intent to sell these investments, it is more likely than not that the Company will not be required to sell the investment before recovery of its amortized cost basis and the Company is not required to sell the security for regulatory or other reasons.

Residential whole-loans

        The Company records its purchases of residential whole-loans as the amount paid to the seller plus any fees paid or less any fees received. All other costs incurred in connection with acquiring purchased residential whole-loans or committing to purchased residential whole-loans are charged to expense as incurred. The Company amortizes or accretes any premium or discount over the life of the related loan utilizing the effective interest method, using contractual payments terms of the loans. On at least a quarterly basis, the Company evaluates the collectability of both interest and principal of each loan, if circumstances warrant, to determine whether they are impaired. A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms. When a loan is impaired, the Company does not record a loss accrual as we have elected the fair value option. However, income recognition is suspended for loans at the earlier of the date at which payments become 90-days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired loan is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. A loan is written off when it is no longer realizable and/or legally discharged.

Western Asset Mortgage Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(in thousands—except share and per share data)

Note 3—Summary of Significant Accounting Policies (Continued)

Sales of securities

        Sales of securities are driven by the Company's portfolio management process. The Company seeks to mitigate risks including those associated with prepayments and will opportunistically rotate the portfolio into securities and/or other assets the Company's Manager believes have more favorable attributes. Strategies may also be employed to manage net capital gains, which need to be distributed for tax purposes. Realized gains or losses on sales of securities, including Agency Interest-Only Strips not characterized as derivatives, are included in the net Realized gain (loss) on sale of Mortgage-backed securities and other securities, net line item on the Consolidated Statements of Operations, and are recorded at the time of disposition. Realized gains or losses on sales of securities which are part of a linked transaction are included in Gain (loss) on linked transactions, net while realized gains losses on Interest-Only Strips which are characterized as derivatives are included in Gain (loss) on derivative instruments, net line item in the Consolidated Statements of Operations. The cost of positions sold is calculated using the specific identification method.

        Securities in an unrealized loss position at the end of each reporting period are evaluated by the Company's Manager to determine whether the Company has the intent to sell such securities. To the extent the Company has no intent as of the end of such reporting period to sell such investments and it is more likely than not that the Company will not be required to sell the investment before recovery of its amortized cost basis, such unrealized loss is included in Unrealized gain (loss) on Mortgage-backed securities, other securities and whole-loans, net in the Consolidated Statements of Operations. Otherwise, when the Company has determined its intent to sell such securities, the unrealized loss is characterized as a realized loss and included in Other loss on Mortgage-backed securities and other securities on the Consolidated Statements of Operations. The Company has no intent to sell any of its investments in an unrealized loss position at December 31, 2014.

Foreign currency transactions

        The Company has and expects to continue to enter into transactions denominated in foreign currency from time to time. At the date the transaction is recognized, the asset and/or liability will be measured and recorded using the exchange rate in effect at the date of the transaction. At each balance sheet date, such foreign currency assets and liabilities are re-measured using the exchange rate in effect at the date of the balance sheet, resulting in unrealized foreign currency gains or losses. Unrealized foreign currency gains or losses on MBS and other securities are recorded in Unrealized gain (loss) on Mortgage-backed securities, other securities and whole-loans, net on the Consolidated Statement of Operations. In addition, the Company evaluates whether an other-than-temporary impairment is deemed to have occurred on MBS and other securities denominated in a foreign currency. Cash flows from MBS and other securities denominated in foreign currencies are received in a foreign currency, and as a result, the Company may incur a loss due to changes in foreign exchange rates even when all contractual cash flows are received. These adjustments are reflected in our Consolidated Statements of Operations as Other loss on Mortgage-backed securities and other securities. Unrealized and realized foreign currency gains or losses on borrowings under repurchase agreements are recorded in Interest income on cash balances and other income (loss), net on the Consolidated Statement of Operations. Interest income from investments denominated in a foreign currency and interest expense on borrowings denominated in a foreign currency are recorded at the average rate of exchange during the period.

Western Asset Mortgage Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(in thousands—except share and per share data)

Note 3—Summary of Significant Accounting Policies (Continued)

Variable Interest Entities ("VIEs")

        VIEs are defined as entities in which equity investors either do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support, are unable to direct the entity's activities or are not exposed to the entity's losses or entitled to its residual returns. VIEs are required to be consolidated by their primary beneficiary. The primary beneficiary of a VIE is determined to be the party that has both the power to direct the activities of a VIE that most significantly impact the VIE's economic performance and the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. This determination of the requirement to consolidate a VIE and the requirement to disclose information about the Company's involvement in a VIE can sometimes involve complex and subjective analyses. Ongoing assessments of whether an enterprise is the primary beneficiary of a VIE is required.

Due from counterparties/Due to counterparties

        Due from counterparties represents cash posted by the Company with its counterparties as collateral for the Company's interest rate and/or currency derivative financial instruments, repurchase agreements, and TBAs. Due to counterparties represents cash posted with the Company by its counterparties as collateral under the Company's interest rate and/or currency derivative financial instruments, repurchase agreements, and TBAs. In addition, as provided below, Due to counterparties may include non-cash collateral in which the Company has the obligation to return the collateral upon the Company either selling or pledging the non-cash collateral. To the extent the Company receives collateral other than cash from its counterparties such assets are not included in the Company's Consolidated Balance Sheets. Notwithstanding the foregoing, if the Company either rehypothecates such assets or pledges the assets as collateral pursuant to a repurchase agreement, the cash received and the corresponding liability is reflected on the Consolidated Balance Sheets.

Derivatives and hedging activities

        Subject to maintaining its qualification as a REIT for U.S. federal income tax purposes, the Company utilizes derivative financial instruments, including interest rate swaps, interest rate swaptions, mortgage put options, currency forwards, futures contracts, TBAs and Agency and Non-Agency Interest-Only Strips to hedge the interest rate and currency risk associated with its portfolio and related borrowings. Derivatives, subject to REIT requirements, are used for hedging purposes rather than speculation. The Company determines the fair value of its derivative positions and obtains quotations from third parties, including the Chicago Mercantile Exchange or CME, to facilitate the process of determining such fair values. If the Company's hedging activities do not achieve the desired results, reported earnings may be adversely affected.

Western Asset Mortgage Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(in thousands—except share and per share data)

Note 3—Summary of Significant Accounting Policies (Continued)

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

        The Company elected not to apply hedge accounting for its derivative instruments and records the change in fair value, net interest rate swap payments (including accrued amounts) and net currency payments (including accrued amounts) related to interest rate swaps and currency swaps, respectively in Gain (loss) on derivative instruments, net in its Consolidated Statements of Operations. In the Company's Consolidated Statements of Cash Flows, premiums received and paid on termination of its interest rate swaps, excluding interest rate swaps containing an other-than-insignificant financing element and the unamortized premium of MAC interest rate swaps, are included in cash flows from operating activities. On the other hand, proceeds and payments on settlement of swaptions, mortgage put options, futures contracts and TBAs are included in cash flows from investing activities. Proceeds and payments on settlement of forward contracts are reflected in cash flows from financing activities in the Company's Consolidated Statement of Cash Flows. While payments made at the time of entering MAC interest rate swaps are included in cash flows from investing activities, payments received by the Company upon entering MAC interest rate swaps are included in either cash flows from investing activities or cash flows financing activities, depending on whether or not the derivative instrument includes an other-than-insignificant financing element. For MAC interest rate swaps containing an other-than-insignificant financing element, all cash flows over the life of the derivative are treated as cash flows from financing activities. Return and recovery of basis activity for MAC interest rate swaps is included in cash flows from investing activities for swaps not containing an other-than-insignificant financing element in the Company's Consolidated Statement of Cash Flows. For Agency and Non-Agency Interest-Only Strips accounted for as derivatives, the purchase, sale and recovery of basis activity is included with MBS and other securities under cash flows from investing activities in the Company's Consolidated Statement of Cash Flows.

Western Asset Mortgage Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(in thousands—except share and per share data)

Note 3—Summary of Significant Accounting Policies (Continued)

        The Company also invests in Agency and Non-Agency Interest-Only Strips, interest rate swaptions, currency forwards, futures contracts and TBAs. The Company evaluates the terms and conditions of its holdings of Agency and Non-Agency Interest-Only Strips, interest rate swaptions, currency forwards, futures contracts and TBAs to determine if these instruments have the characteristics of an investment or should be considered a derivative under GAAP. In determining the classification of its holdings of Interest-Only Strips, the Company evaluates the securities to determine if the nature of the cash flows has been altered from that of the underlying mortgage collateral. Generally, Interest-Only Strips for which the security represents a strip off of a mortgage pass through security will be considered a hybrid instrument classified as a MBS investment on the Consolidated Balance Sheets utilizing the fair value option. Alternatively, those Interest-Only Strips, for which the underlying mortgage collateral has been included into a structured security that alters the cash flows from the underlying mortgage collateral, are accounted for as derivatives at fair value. Accordingly, Agency and Non-Agency Interest-Only Strips, interest rate swaptions, currency forwards, futures contracts and TBAs having the characteristics of derivatives are accounted for at fair value with such changes recognized in Gain (loss) on derivative instruments, net in its Consolidated Statements of Operations, along with any interest earned (including accrued amounts). The carrying value of the Agency and Non-Agency Interest-Only Strips, accounted for as derivatives, is included in Mortgage-backed securities on the Consolidated Balance Sheets. The carrying value of interest rate swaptions, currency forwards, futures contracts and TBAs is included in Derivative assets or Derivative liabilities on the Consolidated Balance Sheets.

        The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. An embedded derivative is separated from the host contact and accounted for separately when all of the guidance criteria are met. Hybrid instruments that are remeasured at fair value through earnings, including the fair value option are not bifurcated. Derivative instruments, including derivative instruments accounted for as liabilities, are recorded at fair value and are re-valued at each reporting date, with changes in the fair value together with interest earned (including accrued amounts) reported in the Gain (loss) on derivatives, net in the Statements of Operations. While accounted for as derivative instruments, linked transactions, including changes in fair value and interest earned (including accrued amounts) are reported separately in our Consolidated Balance Sheets, Consolidated Statements of Operations and Consolidated Statements of Cash Flows. See "Warrants" below.

Repurchase agreements

        Mortgage-backed securities and other securities sold under repurchase agreements are treated as collateralized financing transactions, unless they meet sales treatment. Securities financed through a repurchase agreement remain on the Company's Consolidated Balance Sheets as assets and cash received from the lender is recorded in the Company's Consolidated Balance Sheets as a liability, unless such transaction is accounted for as a linked transaction, described below. Interest payable in accordance with repurchase agreements is recorded as accrued interest payable on the Consolidated Balance Sheets. Interest paid in accordance with repurchase agreements is recorded as interest expense, unless the repurchase agreement is accounted for as a linked transaction, described below. The Company reflects all proceeds from repurchase agreement borrowings and repayment of repurchase agreement borrowings which are not linked transactions, including transactions pertaining to collateral received with respect to certain swap transactions, on a gross basis on the Consolidated Statements of Cash Flows.

Western Asset Mortgage Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(in thousands—except share and per share data)

Note 3—Summary of Significant Accounting Policies (Continued)

Linked transactions

        In instances where the Company acquires a security through a repurchase agreement with the same counterparty from which the security was purchased, the Company evaluates such transaction in accordance with GAAP. This guidance requires that if the initial transfer of a financial asset and repurchase financing are entered into contemporaneously with, or in contemplation of, one another such transaction shall be considered linked unless all of the criteria found in the guidance are met at the inception of the transaction. If the transaction meets all of the conditions, the initial transfer shall be accounted for separately from the repurchase financing, and the Company will record the security and the related financing on a gross basis on its Consolidated Balance Sheets with the corresponding interest income and interest expense in the Consolidated Statements of Operations. If the transaction is determined to be linked, the Company will record the initial transfer and repurchase financing on a net basis and record a forward commitment to purchase the security as a derivative instrument with changes in market value being recorded on the Consolidated Statements of Operations. Such forward commitment is recorded at fair value with subsequent changes in fair value recognized in Gain (loss) on linked transactions, net on its Consolidated Statements of Operations. The Company refers to these transactions as Linked Transactions. When or if a transaction is no longer considered to be linked, the security and related repurchase financing will be reported on a gross basis. The unlinking of a transaction causes a realized event in which the fair value of the security as of the date of unlinking will become the cost basis of the real estate security. The difference between the fair value on the unlinking date and the existing cost basis of the security will be the realized gain or loss. Recognition of effective yield for such security will be calculated prospectively using the new cost basis. For linked transactions, the Company reflects purchases and sales of securities within the investing section of the Consolidated Statements of Cash Flows. Proceeds from repurchase agreements borrowings and repayments of repurchase agreement borrowings are reflected in the financing section of the Consolidated Statements of Cash Flows. Starting in 2015, GAAP will no longer require the segregation and treatment of linked transactions as derivatives. Accordingly, the Company will report such securities and the corresponding repurchase agreement on a gross basis on its Consolidated Balance Sheets and with the corresponding interest income and interest expense reported in its Consolidated Statements of Operations. See "Recent accounting pronouncements" for details.

Share-based compensation

        The Company accounts for share-based compensation to its independent directors, to any employee, to its Manager and to employees of its Manager and its affiliates using the fair value based methodology prescribed by GAAP. Compensation cost related to restricted common stock issued to the Company's independent directors including any such restricted stock which is subject to a deferred compensation program, and any employee of the Company is measured at its fair value at the grant date, and amortized into expense over the service period on a straight-line basis. Compensation cost related to restricted common stock issued to the Manager and to employees of the Manager, including officers of the Company who are employees of the Manager and its affiliates is initially measured at fair value at the grant date, and amortized into expense over the vesting period on a straight-line basis and re-measured on subsequent dates to the extent the awards are unvested.

Western Asset Mortgage Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(in thousands—except share and per share data)

Note 3—Summary of Significant Accounting Policies (Continued)

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

        The dividends paid deduction for qualifying dividends paid to stockholders is computed using the Company's taxable income as opposed to net income reported on the consolidated financial statements. Taxable income, generally, will differ from net income reported on the consolidated financial statements because the determination of taxable income is based on tax provisions and not GAAP.

        The Company may create and elect to treat certain subsidiaries as Taxable REIT Subsidiaries ("TRS"). In general, a TRS may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business. A TRS is subject to U.S. federal, state and local corporate income taxes, and its value may not exceed 25% of the value of the Company. While a TRS may generate net income, a TRS can declare dividends to the Company, which will be included in the Company's taxable income and necessitate a distribution to its stockholders. Conversely, if the Company retains earnings at the TRS level, no distribution is required and it can increase book equity of the consolidated entity. As of December 31, 2014, the Company has a single wholly owned subsidiary which it has jointly elected to be treated as a TRS.

        The Company evaluates uncertain tax positions, if any, and classifies interest and penalties, if any, related to unrecognized tax benefits, if any, as a component of the provision for income taxes.

Offering costs

        Offering costs borne by the Company in connection with its IPO and concurrent private placement completed on May 15, 2012 as well as its follow-on public stock offering completed on October 3, 2012 and its follow-on public stock offering and concurrent private placement completed on April 9, 2014 (inclusive of the partial exercise of the greenshoe which was completed on May 7, 2014) are reflected as a reduction of additional paid-in-capital.

Western Asset Mortgage Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(in thousands—except share and per share data)

Note 3—Summary of Significant Accounting Policies (Continued)

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

Accounting standards applicable to emerging growth companies

        The JOBS Act contains provisions that relax certain requirements for "emerging growth companies", which includes the Company. For as long as the Company is an emerging growth company, which may be up to five full fiscal years, unlike other public companies, the Company will not be required to: (i) comply with any new or revised financial accounting standards applicable to public companies until such standards are also applicable to private companies under Section 102(b)(1) of the JOBS Act; (ii) provide an auditor's attestation report on management's assessment of the effectiveness of the Company's system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act; (iii) comply with any new requirements adopted by the PCAOB requiring mandatory audit firm rotation or a supplement to the auditor's report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer; or (iv) comply with any new audit rules adopted by the PCAOB after April 5, 2012, unless the SEC determines otherwise. The Company currently take advantage of some of such exemptions. The Company's qualification for remaining an emerging growth company under the five full fiscal years expires on December 31, 2018. However, the Company may no longer qualify sooner if its gross revenues for any year equal $1.0 billion or more, the Company issued more than $1.0 billion in non-convertible debt during the three previous years, or on the date in which the Company is deemed to be a large accelerated filer.

Western Asset Mortgage Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(in thousands—except share and per share data)

Note 3—Summary of Significant Accounting Policies (Continued)

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

Recent accounting pronouncements

Accounting Standards to be Adopted in Future Periods

        In April 2014, the Financial Accounting Standards Board issued updated guidance that changes the requirements for reporting discontinued operations. Under the new guidance, a discontinued operation is defined as a disposal of a component of an entity or group of components of an entity that is disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results. The guidance is effective prospectively as of the first quarter of 2015, with early adoption permitted for new disposals or new classifications as held-for-sale. The guidance is effective for annual periods beginning on or after December 15, 2014 and interim periods within annual periods beginning on or after December 15, 2015. Early adoption is permitted but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issue. The new guidance is not expected to have a material impact on the Company's consolidated financial statements.

        In June 2014, the Financial Accounting Standards Board issued guidance that changes the accounting for repurchase-to-maturity transactions and repurchase financing arrangements. The new guidance aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements. These transactions would all be accounted for as secured borrowings. The guidance eliminates sale accounting for repurchase-to-maturity transactions and supersedes the guidance under which a transfer of a financial asset and a contemporaneous repurchase financing could be accounted for on a combined basis as a forward agreement, which has resulted in outcomes referred to as off-balance-sheet accounting. In addition, the guidance requires additional disclosures. The guidance is effective for the first interim or annual period beginning after December 15, 2014. Earlier application for a public company is prohibited. Certain disclosures under this guidance do not take effect until the first period beginning after March 15, 2015. The Company currently accounts for certain transfers as forward agreements under the existing guidance, which are currently classified as linked transactions. The new guidance will require the Company to record these transfers as secured borrowings. The implementation of the new guidance will result in a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The new guidance is not expected to have a material impact on the Company's consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(in thousands—except share and per share data)

Note 3—Summary of Significant Accounting Policies (Continued)

        In August 2014, the Financial Accounting Standards Board issued guidance that will require an entity's management to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. According to the new guidance, substantial doubt exists when conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date the financial statements are issued. The term "probable" is used consistently with its current use in U.S. GAAP for loss contingencies. Disclosures will be required if conditions give rise to substantial doubt about the entity's ability to continue as a going concern, including whether management's plans that are intended to mitigate those conditions will alleviate the substantial doubt when implemented. The guidance is effective for annual periods ending after December 15, 2016. Early application is permitted. The Company's first assessment under the new guidance will be completed for the year ending December 31, 2016.

        In January 2015, the FASB issued guidance to simplify income statement presentation by eliminating the concept of extraordinary items. U.S. GAAP currently requires that a company separately classify, disclose and present extraordinary events and transactions. The guidance eliminates the concept of extraordinary items from U.S. GAAP. Under the existing guidance, an entity is required to separately disclose extraordinary items, net of tax, in the income statement after income from continuing operations if an event or transaction is of an unusual nature and occurs infrequently. This separate, net-of-tax presentation (and corresponding earnings per share impact) will no longer be allowed. The existing requirement to separately present items that are of an unusual nature or occur infrequently on a pre-tax basis within income from continuing operations has been retained. The new guidance also requires similar separate presentation of items that are both unusual and infrequent. The standard is effective for periods beginning after December 15, 2015. Early adoption is permitted, but only as of the beginning of the fiscal year of adoption. Upon adoption, a reporting entity may elect prospective or retrospective application. If adopted prospectively, both the nature and amount of any subsequent adjustments to previously reported extraordinary items must be disclosed. The new guidance is not expected to have a material impact on the Company's consolidated financial statements.

        In February 2015, the FASB issued guidance to simplify and reduce the number of consolidation models through the elimination of an indefinite deferral for certain entities and by placing more emphasis on risk of loss when determining a controlling financial interest. The guidance affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. The standard is effective for fiscal years, and for interim periods within fiscal years beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company is currently assessing the impact that this guidance will have on its consolidated financial statements when adopted.

Western Asset Mortgage Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(in thousands—except share and per share data)

Note 4—Fair Value of Financial Instruments

Fair Value Accounting Elections

        The Company's MBS and other securities are designated as available-for-sale and the Company has elected the fair value option for all of its MBS and other securities. In addition, the Company has designated its residential whole-loans as held-for-investment and has elected the fair value option and as a result, all changes in the fair value of MBS, other securities and residential whole-loans are reflected in the results of operations.

Financial Instruments carried at Fair Value

        The following tables present the Company's financial instruments carried at fair value as of December 31, 2014 and December 31, 2013, based upon the valuation hierarchy (dollars in thousands):

	December 31, 2014
	Fair Value
	Level I	Level II	Level III	Total
Assets
Agency RMBS:
20-Year Mortgage	$—	$1,120,031	$—	$1,120,031
30-Year Mortgage	—	1,790,219	—	1,790,219
Agency RMBS Interest-Only Strips	—	188,506	—	188,506
Agency and Non-Agency Interest-Only Strips accounted for as derivatives, included in MBS	—	83,773	4,456	88,229
Non-Agency RMBS	—	490,093	176,479	666,572
Agency and Non-Agency CMBS	—	320,171	103,069	423,240
Other securities	—	101,523	7,403	108,926
Residential whole-loans	—	—	7,220	7,220

Subtotal	—	4,094,316	298,627	4,392,943
Derivative assets	451	72,805	—	73,256
Non-Agency RMBS linked transactions	—	—	1,596	1,596
Non-Agency CMBS linked transactions, including Non U.S.	—	—	16,152	16,152
Other securities linked transactions	—	—	2,879	2,879

Total	$451	$4,167,121	$319,254	$4,486,826

Liabilities
Derivative liabilities	$1,191	$179,089	$—	$180,280

Total	$1,191	$179,089	$—	$180,280

Western Asset Mortgage Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(in thousands—except share and per share data)

Note 4—Fair Value of Financial Instruments (Continued)

	December 31, 2013
	Fair Value
	Level I		Level II		Level III		Total
Assets
Agency RMBS	$		$		$		$
20-Year Mortgage		—		502,926		—		502,926
30-Year Mortgage		—		1,694,238		—		1,694,238
Agency RMBS Interest-Only Strips		—		162,909		—		162,909
Agency and Non-Agency Interest-Only Strips accounted for as derivatives, included in MBS		—		109,235		—		109,235
Non-Agency RMBS		—		325,371		6,152		331,523
Agency and Non-Agency CMBS		—		16,542		9,529		26,071
Other securities		—		26,685		—		26,685

Subtotal		—		2,837,906		15,681		2,853,587
Derivative assets		—		105,826		—		105,826
Non-Agency RMBS linked transactions		—		18,559		—		18,559

Total		$—		$2,962,291		$15,681		$2,977,972

Liabilities
Derivative liabilities		$—		$4,673		$—		$4,673

Total		$—		$4,673		$—		$4,673

Western Asset Mortgage Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(in thousands—except share and per share data)

Note 4—Fair Value of Financial Instruments (Continued)

        The following table presents additional information about the Company's financial instruments which are measured at fair value on a recurring basis for which the Company has utilized Level III inputs to determine fair value:

	Mortgage-backed securities and other securities
$ in thousands	Year ended December 31, 2014	Year ended December 31, 2013	Period from May 15, 2012 (commencement of operations) through December 31, 2012
Beginning balance	$15,681	$—	$—
Transfers into Level III from Level II	118,174	9,529	—
Transfers out Level III into Level II	(10,732)	—	—
Purchases	185,137	6,262	—
Sales and settlements	(14,649)	—	—
Principal repayments	(2,283)	—	—
Total net gains / (losses) included in net income
Realized gains/(losses), net	184	—	—
Other loss on Mortgage-backed securities	(996)	(14)	—
Unrealized gains/(losses), net(1)	9,051	(101)	—
Premium and discount amortization, net	(8,160)	5	—

Ending balance	$291,407	$15,681	$—

(1)
For Mortgage-backed securities and other securities classified as Level III at December 31, 2014 and December 31, 2013, the Company recorded gross unrealized gains of approximately $9.0 million and $0 and gross unrealized losses of approximately $930 thousand and $101 thousand, respectively. These gains and losses are included in Unrealized gain (loss) on Mortgage-backed securities, other securities and whole-loans, net on the Consolidated Statements of Operations.

Western Asset Mortgage Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(in thousands—except share and per share data)

Note 4—Fair Value of Financial Instruments (Continued)

	Residential whole-loans
$ in thousands	Year ended December 31, 2014	Year ended December 31, 2013	Period from May 15, 2012 (commencement of operations) through December 31, 2012
Beginning balance	$—	$—	$—
Transfers into Level III from Level II	—	—	—
Transfers out Level III into Level II	—	—	—
Purchases	7,161	—	—
Sales and settlements	—	—	—
Principal repayments	(9)	—	—
Total net gains / (losses) included in net income		—	—
Realized gains/(losses), net	—	—	—
Other loss on Mortgage-backed securities	—	—	—
Unrealized gains/(losses), net(1)	94	—	—
Premium and discount amortization, net	(26)	—	—

Ending balance	$7,220	$—	$—

	Linked transactions
$ in thousands	Year ended December 31, 2014	Year ended December 31, 2013	Period from May 15, 2012 (commencement of operations) through December 31, 2012
Beginning balance	$—	$—	$—
Transfers into Level III from Level II	10,944	—	—
Transfers out Level III into Level II	—	—	—
Purchases	10,008	—	—
Sales and settlements	—	—	—
Principal repayments	—	—	—
Total net gains / (losses) included in net income		—	—
Realized gains/(losses), net	130	—	—
Other loss on Mortgage-backed securities	(2)	—	—
Unrealized gains/(losses), net(1)	(483)	—	—
Premium and discount amortization, net	30	—	—

Ending balance	$20,627	$—	$—

        Transfers between hierarchy levels during operations for the years ended December 31, 2014 and December 31, 2013 were based on the availability of sufficient observable inputs to meet Level II versus Level III criteria. The valuation and leveling of these assets were based on information received from a third party pricing service which utilized significant unobservable inputs, along with the back-testing of historical sales transactions performed by the Manager.

Western Asset Mortgage Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(in thousands—except share and per share data)

Note 4—Fair Value of Financial Instruments (Continued)

        The Company primarily utilizes an independent third party pricing service as the main source for valuing the Company's assets. All valuations received from independent pricing services are non-binding. The Company generally receives one independent pricing service price for each investment in its portfolio. The Manager has established a process to review and validate the pricing received from the independent pricing service and has a process for challenging prices received from the independent pricing service when necessary. The Company utilizes its Manager's policies in this regard. The Company's and the Manager's review of the independent third party pricing data may consist of a review of the daily change in the prices provided by the independent pricing vendor which exceed established tolerances or comparisons to executed transaction prices. The Manager's pricing group, which functions independently from its portfolio management personnel, corroborates the price differences or changes in price by comparing the vendor price to alternate sources including other independent pricing services or broker quotations. If the price change or difference cannot be corroborated, the Manager's pricing group consults with the portfolio management team for market color in reviewing such pricing data as warranted. To the extent that the Manager has information, typically in the form of broker quotations that would indicate that a price received from the independent pricing service is outside of a tolerance range, the Manager generally challenges the independent pricing service price. To ensure proper fair value hierarchy, the Company and the Manager review the methodology used by the third party pricing service to understand whether observable market data is being utilized in the vendor's pricing methodology. Generally, this review is conducted annually, however ad-hoc reviews of the pricing methodology and the data does occur. In addition, as part of the Company's regular review of pricing, the Manager's pricing group may have informal discussions with the independent pricing vendor regarding their evaluation methodology or the market data utilized in their determination as well as performing back testing with regard to the sale of certain securities.

Other Fair Value Disclosures

        Due from counterparties and Due to counterparties on the Company's Consolidated Balance Sheets are reflected at cost which approximates fair value.

        The fair value of the repurchase agreements is based on an expected present value technique. This method discounts future estimated cash flows using rates the Company determined best estimate current market interest rates that would be offered for loans with similar characteristics and credit quality. The use of different market assumptions or estimation methodologies could have a material effect on the fair value amounts. At December 31, 2014, the Company's borrowings under repurchase agreements had a fair value of approximately $3.9 billion and a carrying value of approximately $3.9 billion. Inputs used to arrive at the fair value of the repurchase agreement borrowings are generally observable, and therefore, they would be considered a Level II fair value measurement.

Western Asset Mortgage Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(in thousands—except share and per share data)

Note 5—Mortgage-Backed Securities and other securities

        The following tables present certain information about the Company's investment portfolio at December 31, 2014 and December 31, 2013 (dollars in thousands). Real estate securities and other securities that are accounted for as a component of linked transactions are not reflected in the tables set forth in this note. See Note 9 for further details.

	December 31, 2014
	Principal Balance	Unamortized Premium (Discount), net	Discount Designated as Credit Reserve and OTTI	Amortized Cost	Unrealized Gain (Loss), net	Estimated Fair Value	Net Weighted Average Coupon(1)
Agency RMBS:
20-Year Mortgage	$1,054,864	$56,616	$—	$1,111,480	$8,551	$1,120,031	3.6%
30-Year Mortgage	1,657,640	127,876	—	1,785,516	4,703	1,790,219	4.1%
Agency RMBS Interest-Only Strips	N/A	N/A	N/A	178,162	10,344	188,506	4.0% (2)
Agency and Non-Agency Interest-Only Strips, accounted for as derivatives(3)	N/A	N/A	N/A	N/A	N/A	88,229	2.9% (2)
Non-Agency RMBS	759,068	6,941	(178,883)	587,126	9,791	596,917	3.6%
Non-Agency RMBS Interest-Only Strips	N/A	N/A	N/A	61,144	8,511	69,655	6.1%
Agency and Non-Agency CMBS	449,617	(31,216)	(3,124)	415,277	3,848	419,125	5.3%
Agency CMBS Interest-Only Strips	N/A	N/A	N/A	4,017	98	4,115	4.8%
Other securities(4)	102,323	699	—	110,425	(1,499)	108,926	4.6%

Total	$4,023,512	$160,916	$(182,007)	$4,253,147	$44,347	$4,385,723	4.0%

	December 31, 2013
	Principal Balance	Unamortized Premium (Discount), net	Discount Designated as Credit Reserve and OTTI	Amortized Cost	Unrealized Gain (Loss), net	Estimated Fair Value	Net Weighted Average Coupon(1)
Agency RMBS:
20-Year Mortgage	$504,023	$28,498	$—	$532,521	$(29,595)	$502,926	3.2%
30-Year Mortgage	1,677,863	144,356	—	1,822,219	(127,981)	1,694,238	3.8%
Agency RMBS Interest-Only Strips	N/A	N/A	N/A	158,825	4,084	162,909	4.4% (2)
Agency and Non-Agency Interest-Only Strips, accounted for as derivatives(3)	N/A	N/A	N/A	N/A	N/A	109,235	4.6% (2)
Non-Agency RMBS	446,473	(49,334)	(79,898)	317,241	6,792	324,033	2.3%
Non-Agency RMBS Interest-Only Strips	N/A	N/A	N/A	7,420	70	7,490	5.2%
Agency and Non-Agency CMBS	11,979	(3,446)	—	8,533	996	9,529	1.6%
CMBS Interest-Only Strips	N/A	N/A	N/A	16,682	(140)	16,542	4.7% (2)
Other securities	23,510	2,110	—	25,620	1,065	26,685	6.7%

Total	$2,663,848	$122,184	$(79,898)	$2,889,061	$(144,709)	$2,853,587	3.6%

(1)
Net weighted average coupon as of December 31, 2014 and December 31, 2013 is presented, net of servicing and other fees.
(2)
Agency and Non-Agency Interest-Only Strips, accounted for as derivatives and CMBS Interest-Only Strips have no principal balances and earn contractual interest based on a notional balance. The notional balance is used solely to determine interest distributions on interest-only class of securities.
(3)
Interest on these securities is reported as a component of Gain (loss) on derivative instruments, net on the Consolidated Statements of Operations.
(4)
Other securities includes a residual interest in asset-backed securities which has no principal balance and an amortized cost of approximately $7.4 million.

Western Asset Mortgage Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(in thousands—except share and per share data)

Note 5—Mortgage-Backed Securities and other securities (Continued)

        As of December 31, 2014 and December 31, 2013 the weighted average expected remaining term to the expected maturity of the MBS and other securities investment portfolio, excluding linked transactions was 6.7 years and 8.5 years, respectively.

        The components of the carrying value of the Company's real estate securities and other securities are as follows:

	December 31, 2014	December 31, 2013
Principal balance	$4,023,512	$2,663,848
Amortized cost of Interest-Only Strips and residual interests	250,726	182,927
Carrying value of Agency and Non-Agency Interest-Only Strips accounted for as derivatives	88,229	109,235
Unamortized premium	218,561	183,324
Unamortized discount	(57,645)	(61,140)
Discount designated as Credit Reserve and OTTI	(182,007)	(79,898)
Gross unrealized gains	75,444	19,798
Gross unrealized losses	(31,097)	(164,507)

Fair value	$4,385,723	$2,853,587

Western Asset Mortgage Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(in thousands—except share and per share data)

Note 5—Mortgage-Backed Securities and other securities (Continued)

        The following tables present the changes in the components of the Company's purchase discount and amortizable premium on its Non-Agency RMBS, Non-Agency CMBS and other securities for the years ended December 31, 2014 and December 31, 2013 and for the period from May 15, 2012 (commencement of operations) through December 31, 2012 (dollars in thousands):

	Year ended December 31, 2014
	Discount Designated as Credit Reserve and OTTI	Accretable Discount(1)	Amortizable Premium(1)
Balance at beginning of period(2)	$(79,898)	$(71,295)	$20,625
Accretion of discount	—	17,174	—
Amortization of premium	—	—	(9,135)
Realized credit losses	5,175	—	—
Purchases	(163,082)	(117,396)	92,667
Sales	46,848	73,345	(26,598)
Net impairment losses recognized in earnings	(11,959)	—	—
Unlinking of Linked Transactions	(13,889)	(297)	32,132
Transfers/release of credit reserve	34,798	(7,335)	(27,463)

Balance at end of period(3)	$(182,007)	$(105,804)	$82,228

(1)
Together with coupon interest, accretable purchase discount and amortizable premium is recognized as interest income over the life of the security.
(2)
The beginning of period balance for accretable discount does not agree to the end of period balance in the December 31, 2013 table since Non-Agency CMBS did not have a discount designated as credit reserve and OTTI for the year ended December 31, 2013; and therefore, the Non-Agency CMBS securities were not included in the table. Non-Agency CMBS is included in the table for December 31, 2014.
(3)
Subsequent reductions in the non-accretable discount results in a corresponding reduction in the amortizable premium.

Western Asset Mortgage Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(in thousands—except share and per share data)

Note 5—Mortgage-Backed Securities and other securities (Continued)

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

Western Asset Mortgage Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(in thousands—except share and per share data)

Note 5—Mortgage-Backed Securities and other securities (Continued)

        The following tables present the fair value and contractual maturities of the Company's investment portfolio at December 31, 2014 and December 31, 2013 (dollars in thousands):

	December 31, 2014
	< or equal to 10 years	> 10 years and < or equal to 20 years	> 20 years and < or equal to 30 years	> 30 years	Total
Agency RMBS:
20-Year Mortgage	$—	$1,120,031	$—	$—	$1,120,031
30-Year Mortgage	—	—	1,790,219	—	1,790,219
Agency RMBS Interest-Only Strips	—	52,975	135,531	—	188,506
Agency and Non-Agency Interest-Only Strips, accounted for as derivatives	—	17,123	53,452	17,654	88,229
Non-Agency RMBS	22	26,632	193,852	376,411	596,917
Non-Agency RMBS Interest-Only Strips	—	—	30,217	39,438	69,655
Agency and Non-Agency CMBS	43,286	52,135	82,055	241,649	419,125
Agency CMBS Interest-Only Strips	4,115	—	—	—	4,115
Other securities	65,128	—	36,395	7,403	108,926

Total	$112,551	$1,268,896	$2,321,721	$682,555	$4,385,723

	December 31, 2013
	< or equal to 10 years	> 10 years and < or equal to 20 years	> 20 years and < or equal to 30 years	> 30 years	Total
Agency RMBS:
20-Year Mortgage	$—	$502,926	$—	$—	$502,926
30-Year Mortgage	—	—	1,694,238	—	1,694,238
Agency RMBS Interest-Only Strips	—	61,139	101,770	—	162,909
Agency and Non-Agency Interest-Only Strips, accounted for as derivatives	—	22,525	86,710	—	109,235
Non-Agency RMBS	—	27,090	154,763	142,180	324,033
Non-Agency RMBS Interest-Only Strips	—	—	6,158	1,332	7,490
Agency and Non-Agency CMBS	—	—	9,529	—	9,529
Agency CMBS Interest-Only Strips	—	—	—	16,542	16,542
Other securities	26,685	—	—	—	26,685

Total	$26,685	$613,680	$2,053,168	$160,054	$2,853,587

Western Asset Mortgage Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(in thousands—except share and per share data)

Note 5—Mortgage-Backed Securities and other securities (Continued)

        The following tables present the gross unrealized losses and estimated fair value of the Company's MBS and other securities by length of time that such securities have been in a continuous unrealized loss position at December 31, 2014 and December 31, 2013:

	December 31, 2014
	Less than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Agency RMBS:
20-Year Mortgage	$1,475	$(10)	1	$422,287	$(5,426)	54	$423,762	$(5,436)	55
30-Year Mortgage	2,893	(93)	5	882,482	(18,358)	126	885,375	(18,451)	131
Agency RMBS Interest-Only Strips	20,756	(587)	11	—	—	—	20,756	(587)	11
Non-Agency RMBS	112,505	(1,090)	20	11,564	(149)	2	124,069	(1,239)	22
Non-Agency RMBS Interest-Only Strips	5,081	(411)	1	—	—	—	5,081	(411)	1
Agency and Non-Agency CMBS	173,139	(1,716)	34	—	—	—	173,139	(1,716)	34
Other securities	62,345	(3,257)	6	—	—	—	62,345	(3,257)	6

Total	$378,194	$(7,164)	78	$1,316,333	$(23,933)	182	$1,694,527	$(31,097)	260

	December 31, 2013
	Less than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Agency RMBS:
20-Year Mortgage	$395,979	$(21,466)	52	$106,947	$(8,129)	8	$502,926	$(29,595)	60
30-Year Mortgage	1,242,871	(94,688)	151	439,811	(33,328)	26	1,682,682	(128,016)	177
Agency Interest-Only Strips	69,773	(4,210)	19	—	—	—	69,773	(4,210)	19
Non-Agency RMBS	98,437	(2,490)	16	—	—	—	98,437	(2,490)	16
Agency and Non-Agency CMBS	16,542	(140)	3	—	—	—	16,542	(140)	3
Other securities	6,269	(56)	2	—	—	—	6,269	(56)	2

Total	$1,829,871	$(123,050)	243	$546,758	$(41,457)	34	$2,376,629	$(164,507)	277

Western Asset Mortgage Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(in thousands—except share and per share data)

Note 5—Mortgage-Backed Securities and other securities (Continued)

        At December 31, 2014, the Company did not intend to sell any of its MBS and other securities that were in an unrealized loss position, and it is "more likely than not" that the Company will not be required to sell these MBS and other securities before recovery of their amortized cost basis, which may be at their maturity.

        The Company assesses its Agency MBS, Non-Agency MBS and other securities, excluding Interest-Only Strips, rated AA and higher at the time of purchase for other-than-temporary impairment on at least a quarterly basis. When the fair value of an investment is less than its amortized cost at the balance sheet date of the reporting period for which impairment is assessed, the impairment is designated as either "temporary" or "other-than-temporary." In deciding on whether or not a security is other-than-temporarily impaired, the Company considers several factors, including the nature of the investment, communications (if any) from the trustees of securitizations regarding the credit quality of the security, the severity and duration of the impairment, the cause of the impairment, and the Company's intent not to sell the security and that it is more likely than not that the Company will not be required to sell the security until recovery of its amortized cost. In addition, an other-than-temporary impairment is deemed to have occurred when there is an adverse change in the expected cash flows (principal or interest) to be received and the fair value of the security is less than its carrying amount. In determining whether an adverse change in cash flows occurred, the present value of the remaining cash flows, as estimated at the initial transaction date (or the last date previously revised), is compared to the present value of the expected cash flows at the current reporting date. The estimated cash flows reflect those a "market participant" would use and are discounted at a rate equal to the current yield used to accrete interest income. These adjustments are reflected in the Company's Consolidated Statement of Operations as Other loss on Mortgage-backed securities and other securities.

        For Non-Agency MBS and other securities rated below AA at the time of purchase and Agency and Non-Agency Interest-Only Strips, excluding Interest-Only Strips classified as derivatives, an other-than-temporary impairment is deemed to have occurred when there is an adverse change in the expected cash flows (principal or interest) to be received and the fair value of the beneficial interest is less than its carrying amount. Other than for "plain-vanilla" variable rate Non-Agency MBS the Company does not bifurcate the loss between credit loss and loss attributed to change in interest rates, therefore, the entire loss is recorded as other-than-temporary. These adjustments are reflected in the Company's Consolidated Statement of Operations as Other loss on Mortgage-backed securities and other securities. In determining whether an adverse change in cash flows occurred, the present value of the remaining cash flows, as estimated at the initial transaction date (or the last date previously revised), is compared to the present value of the expected cash flows at the current reporting date. The estimated cash flows reflect those a "market participant" would use and are discounted at a rate equal to the current yield used to accrete interest income. If an other-than-temporary impairment is recognized as a result of this analysis, the yield is maintained at the current accretion rate. The last revised estimated cash flows are then used for future impairment analysis purposes. The Company's prepayment speed estimate is the primary assumption used to determine other-than temporary-impairments for Interest-Only Strips, excluding Agency and Non-Agency Interest-Only Strips accounted for as derivatives, for the years ended December 31, 2014 and December 31, 2013 and for the period from May 15, 2012 (commencement of operations) through December 31, 2012.

Western Asset Mortgage Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(in thousands—except share and per share data)

Note 5—Mortgage-Backed Securities and other securities (Continued)

        With respect to the Company's portfolio, OTTI is generally recorded when the credit quality of the underlying collateral deteriorates and or the schedule payments are faster than previously projected. The credit deterioration could be as a result of, but not limited to increased projected realized losses, foreclosures, delinquencies and the likelihood of the borrower being able to make payments in the future. Generally, a prepayment occurs when a loan has a higher interest rate relative to current interest rates and lenders are willing to extend credit at the lower current interest rate. The Company recorded other-than-temporary impairments on its portfolio for the years ended December 31, 2014 and December 31, 2013 of approximately $17.0 million and approximately $11.8 million and approximately $3.2 million for the period from May 15, 2012 (commencement of operations) through December 31, 2012, respectively. The Company recorded other-than-temporary-impairments for the years ended December 31, 2014 and December 31, 2013 of approximately $4.7 million and approximately $11.3 million and approximately $3.2 million for the period from May 15, 2012 (commencement of operations) through December 31, 2012, respectively, for Agency IOs, Agency IIOs and 20-year Agency RMBS. The Company recorded approximately $11.3 million and approximately $550 thousand of other-than-temporary impairments for the years ended December 31, 2014 and December 31, 2013 and $0 for the period from May 15, 2012 (commencement of operations) through December 31, 2012, respectively for Non-Agency MBS. The Company recorded approximately $228 thousand and approximately $8 thousand of other-than-temporary-impairments for the years ended December 31, 2014 and December 31, 2013 and $0 for the period from May 15, 2012 (commencement of operations) through December 31, 2012, respectively for Non-Agency CMBS. In addition, the Company recorded approximately $790 thousand and $0 of other-than-temporary-impairments for the years ended December 31, 2014 and December 31, 2013, and $0 for the period from May 15, 2012 (commencement of operations) through December 31, 2012, respectively for other securities. Other-than-temporary-impairments are reported as Other loss on Mortgage-backed securities and other securities in the Company's Consolidated Statement of Operations.

        The Company has made investment in certain Non-Agency RMBS inverse floaters. These securities' coupon rates have an inverse relationship to a benchmark rate. When the benchmark interest rate increases the coupon payment rate will decrease because the benchmark interest rate is deducted from the coupon payment. The Company has generally purchased these securities at a premium. Accelerated prepayments on these bonds could result in an economic loss, as the Company would not recover the upfront premium. The premiums are amortized into income using the effective interest rate method. As of December 31, 2014 and December 31, 2013, the Company held $93.9 million and $22.7 million, respectively, in Non-Agency RMBS inverse floaters.

Western Asset Mortgage Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(in thousands—except share and per share data)

Note 5—Mortgage-Backed Securities and other securities (Continued)

        The following tables present components of interest income on the Company's MBS and other securities (dollars in thousands):

	For the year ended December 31, 2014
	Coupon Interest	Net (Premium Amortization/ Amortization Basis) Discount Amortization	Interest Income
Agency RMBS	$152,967	$(57,120)	$95,847
Non-Agency RMBS	36,370	(3,313)	33,057
Agency and Non-Agency CMBS	15,894	(435)	15,459
Other securities	3,858	857	4,715

Total(1)	$209,089	$(60,011)	$149,078

(1)
Interest income on the Consolidated Statements of Operations includes coupon interest, net premium amortization and interest income of $57 thousand, $(25) thousand and $32 thousand on residential whole-loans, respectively.

	For the year ended December 31, 2013
	Coupon Interest	Net (Premium Amortization/ Amortization Basis) Discount Amortization	Interest Income
Agency RMBS	$172,171	$(60,320)	$111,851
Non-Agency RMBS	4,170	8,130	12,300
Agency and Non-Agency CMBS	544	(106)	438
Other securities	587	152	739

Total	$177,472	$(52,144)	$125,328

	For the period from May 15, 2012 (commencement of operations) through December 31, 2012
	Coupon Interest	Net (Premium Amortization/ Amortization Basis) Discount Amortization	Interest Income
Agency RMBS	$80,093	$(26,908)	$53,185
Non-Agency RMBS	10	123	133

Total	$80,103	$(26,785)	$53,318

Western Asset Mortgage Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(in thousands—except share and per share data)

Note 5—Mortgage-Backed Securities and other securities (Continued)

        The following tables present the sales of the Company's MBS and other securities (dollars in thousands):

	For the year ended December 31, 2014
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Agency RMBS(1)	$1,608,541	$11,573	$(40,934)	$(29,361)
Non-Agency RMBS	414,130	20,290	(993)	19,297
Agency and Non-Agency CMBS(2)	172,208	2,396	(22)	2,374
Other securities	180,385	4,759	—	4,759

Total	$2,375,264	$39,018	$(41,949)	$(2,931)

(1)
Includes proceeds for Agency Interest-Only Strips, accounted for as derivatives, of approximately $34.2 million, gross realized gains of $439 thousand and gross realized losses of approximately $1.6 million.
(2)
Includes proceeds for Agency CMBS Interest-Only Strips, accounted for as derivatives, of approximately $3.7 million, gross realized gains of $389 thousand and gross realized losses of $0.

	For the year ended December 31, 2013
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Agency RMBS(1)	$3,491,805	$8,646	$(127,252)	$(118,606)
Non-Agency RMBS	114,322	5,883	(376)	5,507
Other securities	14,361	1,263	—	1,263

Total	$3,620,488	$15,792	$(127,628)	$(111,836)

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

Western Asset Mortgage Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(in thousands—except share and per share data)

Note 6—Variable Interest Entities

        The Company consolidates a VIE when it is determined that the Company is the primary beneficiary of such VIE. The Company determined that it was the primary beneficiary of the trust because it was involved in certain aspects of the design of the trust, d has certain oversight rights on defaulted residential loans and has other significant decision making powers. In addition, the Company has the obligation to absorb losses and right to receive benefits from the trust that could potentially be significant to the trust. The Company assesses modifications to VIEs on an ongoing basis to determine if a significant reconsideration event has occurred that would change the Company's initial consolidation assessment. The consolidated trust includes 19 performing residential whole-loans which had no evidence of deteriorated credit quality upon consolidation. The following table presents a summary of the assets and liabilities of the residential whole-loan trust included in the Consolidated Balance Sheets as of December 31, 2014. Intercompany balances have been eliminated for purposes of this presentation.

December 31, 2014
Residential whole-loans, at fair value	$7,220
Accrued interest receivable	40

Total assets	$7,260

Accounts payable and accrued expenses	$153

Total liabilities	$153

        The Company's risk with respect to each investment in trust is limited to its direct ownership in the trust. The residential loans held by the consolidated trust are held solely to satisfy the liabilities of the trust, and creditors of the trust have no recourse to the general credit of the Company for the trust certificates issued by the trust. The assets of a consolidated trust can only be used to satisfy the obligations of that trust. The Company is not contractually required and has not provided any additional financial support to the trust for the period ended December 31, 2014. The Company did not deconsolidate any trusts during the year ended December 31, 2014.

        The following table presents in the components of the carrying value of residential whole-loans as of December 31, 2014 (in thousands):

December 31, 2014
Principal balance	$7,034
Unamortized premium	111
Unamortized discount	(18)
Gross unrealized gains	94
Gross unrealized losses	(1)

Fair value	$7,220

Western Asset Mortgage Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(in thousands—except share and per share data)

Note 6—Variable Interest Entities (Continued)

        The following table presents certain information about the Company's residential whole-loans investment portfolio at December 31, 2014:

Current Coupon Rate	Number of Loans	Principal Balance	Weighted Average Loan to Value	Weighted Average FICO Score	Weighted Average Life to Maturity (years)	Weighted Average Coupon Rate
4.01 - 5.00%	5	$3,387	63.8%	744	4.2	4.8%
5.01 - 6.00%	3	1,001	74.0%	742	3.0	5.8%
6.01 - 7.00%	7	2,044	70.6%	713	4.1	6.6%
7.01 - 8.00%	3	381	66.6%	669	4.4	7.3%
8.01 - 9.00%	1	221	75.0%	665	2.1	8.5%

Total	19	$7,034	67.7%	728	3.9	5.7%

        The following table presents the U.S. states represented in residential whole-loans at December 31, 2014 based on principal balance:

	State Concentration	Principal Balance
California	58.1%	$4,085
Florida	23.8	1,675
West Virginia	9.2	649
New Jersey	4.7	327
Virginia	2.1	149
Pennsylvania	2.1	149

Total	100.0%	$7,034

Western Asset Mortgage Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(in thousands—except share and per share data)

Note 7—Borrowings under Repurchase Agreements

        As of December 31, 2014, the Company had master repurchase agreements with 24 counterparties. As of December 31, 2014, the Company had borrowings under repurchase agreements with 21 counterparties, excluding borrowings for linked transactions. One of the Company's existing repurchase agreement counterparties and its affiliate has communicated their intention to exit the repurchase market in 2015. At December 31, 2014 the Company had $52.3 million outstanding with these counterparties. The following tables summarize certain characteristics of the Company's repurchase agreements at December 31, 2014 and December 31, 2013 (dollars in thousands):

	December 31, 2014
Securities Pledged	Repurchase Agreement Borrowings	Weighted Average Interest Rate on Borrowings Outstanding at end of period	Weighted Average Remaining Maturity (days)
Agency RMBS	$2,994,351	0.40%	32
Non-Agency RMBS	473,942	1.54%	49
Agency and Non-Agency CMBS	325,864	1.55%	29
Other securities(1)	81,564	1.55%	34

Total	$3,875,721	0.66%	34

(1)
Other securities includes repurchase agreement borrowings of $4.9 million on residential whole-loans owned through trust certificates. The trust certificates are eliminated upon consolidation.

	December 31, 2013
Securities Pledged	Repurchase Agreement Borrowings	Weighted Average Interest Rate on Borrowings Outstanding at end of period	Weighted Average Remaining Maturity (days)
Agency RMBS	$2,331,276	0.43%	24
Non-Agency RMBS	208,923	1.71%	14
Agency and Non-Agency CMBS	17,544	1.33%	58
Other securities	21,324	1.68%	52

Total	$2,579,067	0.55%	24

        For the years ended December 31, 2014 and December 31, 2013, the Company had average borrowings under its repurchase agreements of approximately $3.7 billion and $3.8 billion, respectively, had a maximum month-end balance during the period of approximately $4.2 billion and $4.8 billion, respectively. The Company had accrued interest payable at December 31, 2014 and December 31, 2013 of approximately $3.4 million and $1.7 million, respectively. In addition, at December 31, 2014, the Company had entered into repurchase agreement borrowings of approximately $69.2 million, which settled between January 2, 2015 and January 5, 2015, with a weighted average interest rate of 1.35%, a weighted average contractual maturity of 67 days and secured by collateral of approximately $104.0 million.

Western Asset Mortgage Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(in thousands—except share and per share data)

Note 7—Borrowings under Repurchase Agreements (Continued)

        The repurchase agreements bear interest at a contractually agreed-upon rate and typically have terms ranging from one month to three months. The Company's repurchase agreement borrowings are accounted for as secured borrowings when the Company maintains effective control of the financed assets. Under the repurchase agreements, the respective lender retains the right to determine the fair value of the underlying collateral. A reduction in the value of pledged assets requires the Company to post additional securities as collateral, pay down borrowings or establish cash margin accounts with the counterparties in order to re-establish the agreed-upon collateral requirements, and is referred to as a margin call. The inability of the Company to post adequate collateral for a margin call by the counterparty, in a timeframe as short as the close of the same business day, could result in a condition of default under the Company's repurchase agreements, thereby enabling the counterparty to liquidate the collateral pledged by the Company, which may have a material adverse effect on the Company's financial position, results of operations and cash flows. During 2013, the volatility in both the Agency and Non-Agency MBS markets necessitated the Company being required to post additional collateral with respect to its repurchase agreements. The Company was able to satisfy the requirement for incremental collateral by utilizing unpledged assets, cash on hand and reducing its overall leverage. In addition, during 2014 and 2013, the Company also rehypothecated pledged U.S. Treasury securities it received from its repurchase agreement and interest rate swap counterparties as incremental collateral in order to increase the Company's cash position. The maximum amount of repurchase borrowings for the rehypothecated securities was $3.3 million and $130.7 million during the years ended December 31, 2014 and December 31, 2013, respectively. At December 31, 2014 and December 31, 2013, the Company did not have any rehypothecated U.S. Treasury securities.

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

        Further, if the Company is unable to renew, replace or expand repurchase financing with other sources of financing on substantially similar terms it may have a material adverse effect on the Company's financial position, results of operations and cash flow, due to the long term nature of the Company's investments and relatively short-term maturities of the Company's repurchase agreements. Certain of the repurchase agreements provide the counterparty with the right to terminate the agreement if the Company does not maintain certain equity and leverage metrics, the most restrictive of which include a limit on leverage based on the composition of the Company's portfolio. The Company was in compliance with the terms of such financial tests as of December 31, 2014.

Western Asset Mortgage Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(in thousands—except share and per share data)

Note 7—Borrowings under Repurchase Agreements (Continued)

        At December 31, 2014 and December 31, 2013, repurchase agreements collateralized by MBS and other securities had the following remaining maturities:

(dollars in thousands)	December 31, 2014	December 31, 2013
Overnight	$—	$323,025
1 to 29 days	2,034,282	1,393,356
30 to 59 days	1,302,439	799,391
60 to 89 days	484,109	63,295
90 to 119 days	40,127	—
Greater than or equal to 120 days	14,764	—

Total	$3,875,721	$2,579,067

        As discussed in Note 3, for any transactions determined to be linked, the initial transfer and repurchase financing will be recorded as a forward commitment to purchase assets. At December 31, 2014, the Company had repurchase agreements of approximately $31.9 million that were accounted for as linked transactions. At December 31, 2013, the Company had repurchase agreements of approximately $61.2 million that were accounted for as linked transactions. Linked repurchase agreements are not included in the tables above. See Note 9 for details.

        At December 31, 2014, the following table reflects amounts of collateral at risk under its repurchase agreements greater than 10% of the Company's equity with any counterparty, including linked transactions.

	December 31, 2014 (dollars in thousands)
Counterparty	Amount Collateral at Risk, at fair value	Weighted Average Remaining Maturity (days)	Percentage of Stockholders' Equity
Royal Bank of Canada	$100,906	55	16.2%
Credit Suisse Securities (USA) LLC	86,009	25	13.8

Western Asset Mortgage Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(in thousands—except share and per share data)

Note 8—Collateral Positions

        The following tables summarize the Company's collateral positions, with respect to its borrowings under repurchase agreements, derivatives and clearing margin account at December 31, 2014 and December 31, 2013 (dollars in thousands):

	December 31, 2014
	Assets Pledged-Fair Value	Accrued Interest	Fair Value of Assets Pledged and Accrued Interest
Assets pledged for borrowings under repurchase agreements:
Agency RMBS	$3,158,544	$12,685	$3,171,229
Non-Agency RMBS	670,526	1,511	672,037
Agency and Non-Agency CMBS	431,938	2,077	434,015
Other securities(1)	108,743	184	108,887
Cash(2)	25,727	—	25,727
Cash collateral for derivatives(2):	159,030	—	159,030

Total	$4,554,508	$16,457	$4,570,925

	December 31, 2013
	Assets Pledged-Fair Value	Accrued Interest	Fair Value of Assets Pledged and Accrued Interest
Assets pledged for borrowings under repurchase agreements:
Agency RMBS	$2,463,347	$10,453	$2,473,800
Non-Agency RMBS	305,318	417	305,735
Agency and Non-Agency CMBS	23,597	159	23,756
Other securities	26,685	26	26,711
Cash(2)	32,597	—	32,597
Cash collateral for derivatives(2):	22,837	—	22,837

Total	$2,874,381	$11,055	$2,885,436

1)
Other securities include the fair value of residential whole-loans owned through trust certificates pledged of $7.2 million.
2)
Cash posted as collateral is included in Due from counterparties on the Company's Consolidated Balance Sheets.

Western Asset Mortgage Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(in thousands—except share and per share data)

Note 8—Collateral Positions (Continued)

        A reduction in the value of pledged assets typically results in the repurchase agreement counterparties, derivative counterparties and clearing margin counterparties initiating a daily margin call. At December 31, 2014 and December 31, 2013, MBS and other securities held by counterparties as security for repurchase agreements totaled approximately $4.4 billion and approximately $2.8 billion, respectively. Cash collateral held by counterparties at December 31, 2014 and December 31, 2013 was approximately $184.8 million and $55.4 million, respectively. Cash posted by counterparties at December 31, 2014 and December 31, 2013, was approximately $12.2 million and $65.9 million, respectively. In addition, at December 31, 2014 and December 31, 2013, the Company held securities of approximately $530 thousand and $0, respectively, received as collateral from its repurchase agreement counterparties to satisfy margin requirements. The Company has the ability to repledge collateral received from its repurchase counterparties.

Note 9—Derivative Instruments

        The Company's derivatives currently include interest rate swaps ("interest rate swaps"), interest rate swaptions, TBAs, currency swaps and forwards, linked transactions, Agency and Non-Agency Interest-Only Strips that are classified as derivatives, and options.

Interest rate swaps and interest rate swaptions

        The Company is exposed to certain risks arising from both its business operations and economic conditions. Specifically, the Company's primary source of debt funding is repurchase agreements and the Company enters into derivative financial instruments to manage exposure to variable cash flows on portions of its borrowings under those repurchase agreements. Since the interest rates on repurchase agreements typically change with market interest rates such as LIBOR, the Company is exposed to constantly changing interest rates, which accordingly affects cash flows associated with these rates on its borrowings. To mitigate the effect of changes in these interest rates, the Company enters into interest rate swap agreements which help to mitigate the volatility in the interest rate exposures and their related cash flows. Interest rate swaps generally involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the interest rate swap without exchange of the underlying notional amount. Notwithstanding the foregoing, in order to manage its hedge position with regard to its liabilities, the Company on occasion will enter into interest rate swaps which involve the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the interest rate swap without exchange of the underlying notional amount. The Company also enters into forward starting swaps and interest rate swaptions to help mitigate the effects of increases in interest rates on a portion of its borrowings under repurchase agreements. Interest rate swaptions provide the Company the option to enter into an interest rate swap agreement for a predetermined notional amount, stated term and pay and receive interest rates in the future. On occasion the Company may enter into a MAC interest rate swap in which it may receive or make a payment at the time of entering such interest rate swap to compensate for the out of the market nature of such interest rate swap. Similar to all other interest rate swaps, these interest rate swaps are also subject to margin requirements previously described.

Western Asset Mortgage Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(in thousands—except share and per share data)

Note 9—Derivative Instruments (Continued)

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

        The Company's interest rate swaps, interest rate swaptions, currency swaps and forwards, futures contracts, TBA derivative instruments, options and linked transactions consisted of the following at December 31, 2014 and December 31, 2013 (dollars in thousands):

			December 31, 2014
Derivative Instrument	Designation	Consolidated Balance Sheets Location	Notional Amount	Fair Value, excluding accrued interest	Accrued Interest Payable (receivable)
Interest rate swaps, assets	Non-Hedge	Derivative assets, at fair value	$3,283,100	$51,170	$(6,718)
Interest rate swaptions, assets	Non-Hedge	Derivative assets, at fair value	105,000	178	—
Futures contracts, assets	Non-Hedge	Derivative assets, at fair value	592,000	451	—
Foreign currency swaps, asset	Non-Hedge	Derivative assets, at fair value	25,160	3,857	—
Foreign currency forward contracts, asset	Non-Hedge	Derivative assets, at fair value	23,822	143	—
TBA securities, assets	Non-Hedge	Derivative assets, at fair value	2,915,000	17,457	—

Total derivative instruments, assets				73,256	(6,718)

Interest rate swaps, liability	Non-Hedge	Derivative liability, at fair value	4,648,870	(166,288)	11,490
Futures contract, liability	Non-Hedge	Derivative liability, at fair value	592,000	(1,191)	—
Foreign currency forward contracts, liability	Non-Hedge	Derivative liability, at fair value	33,560	(446)	—
TBA securities, liabilities	Non-Hedge	Derivative liability, at fair value	2,590,000	(12,355)	—

Total derivative instruments, liabilities				(180,280)	11,490

Linked transactions(1)	Non-Hedge	Linked transactions, net, at fair value	54,117	20,627	(400)

Total derivative instruments				$(86,397)	$4,372

(1)
Notional amount represents the current face of the securities comprising the linked transactions.

Western Asset Mortgage Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(in thousands—except share and per share data)

Note 9—Derivative Instruments (Continued)

			December 31, 2013
Derivative Instrument	Designation	Consolidated Balance Sheets Location	Notional Amount	Fair Value, excluding accrued interest	Accrued Interest Payable
Interest rate swaps, assets	Non-Hedge	Derivative assets, at fair value	$2,135,950	$94,614	$9,994
Interest rate swaptions, assets	Non-Hedge	Derivative assets, at fair value	2,200,000	11,177	—
TBA securities, assets	Non-Hedge	Derivative assets, at fair value	13,600	35	—

Total derivative instruments, assets				105,826	9,994

Interest rate swaps, liability	Non-Hedge	Derivative liability, at fair value	678,900	(3,202)	(26)
Interest rate swaptions, liability	Non-Hedge	Derivative liability, at fair value	100,000	(264)	—
TBA securities, liabilities	Non-Hedge	Derivative liability, at fair value	176,400	(1,207)	—

Total derivative instruments, liabilities				(4,673)	(26)

Linked transactions(1)	Non-Hedge	Linked transactions, net, at fair value	56,028	18,559	(207)

Total derivative instruments				$119,712	$9,761

(1)
Notional amount represents the current face of the securities comprising the linked transactions.

        The following tables summarize the average fixed pay rate and average maturity for the Company's interest rate swaps as of December 31, 2014 and December 31, 2013 (excludes interest rate swaptions) (dollars in thousands):

	December 31, 2014
Remaining Interest Rate Swap Term	Notional Amount	Fair Value—Asset (Liability), net	Average Fixed Pay Rate	Average Maturity (Years)	Forward Starting
1 year or less	$89,300	$(111)	0.5%	0.9	—%
Greater than 1 year and less than 3 years	1,972,300	(733)	0.8	1.8	20.3
Greater than 3 years and less than 5 years	603,000	(4,597)	1.8	4.2	—
Greater than 5 years	3,103,770	(156,952)	2.8	9.4	63.1

Total	$5,768,370	$(162,393)	2.0%	6.2	40.9%

	December 31, 2013
Remaining Interest Rate Swap Term	Notional Amount	Fair Value—Asset (Liability), net	Average Fixed Pay Rate	Average Maturity (Years)	Forward Starting
1 year or less	$215,900	$(141)	0.4%	0.8	—%
Greater than 1 year and less than 3 years	179,100	(216)	0.5	1.9	—
Greater than 3 years and less than 5 years	574,200	5,630	1.3	4.4	—
Greater than 5 years	1,718,650	87,857	2.4	10.8	28.6

Total	$2,687,850	$93,130	1.9%	8.0	18.3%

Western Asset Mortgage Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(in thousands—except share and per share data)

Note 9—Derivative Instruments (Continued)

        The Company has entered into swaps to effectively fix the interest rate (for the life of the swap); net of variable-rate payment swaps, of approximately $1.4 billion of borrowings under its repurchase agreements, excluding forward starting swaps of $2.2 billion.

        The following tables summarize the average variable pay-rate and average maturity for the Company's interest rate swaps as of December 31, 2014 and December 31, 2013 (excludes interest rate swaptions) (dollars in thousands):

	December 31, 2014
Remaining Interest Rate swap Term	Notional Amount	Fair Value—Asset (Liability), net	Average Variable Pay Rate	Average Maturity (Years)	Forward Starting
Greater than 1 years and less than 3 years	$220,000	$(164)	0.2%	2.0	—%
Greater than 3 years and less than 5 years	634,000	2,210	0.2	4.5	—
Greater than 5 years	1,309,600	45,229	0.2	12.1	8.4

Total	$2,163,600	$47,275	0.2%	8.8	5.1%

	December 31, 2013
Remaining Interest Rate swap Term	Notional Amount	Fair Value—Asset (Liability), net	Average Variable Pay Rate	Average Maturity (Years)	Forward Starting
Greater than 3 years and less than 5 years	$81,000	$(475)	0.2%	4.8	—%
Greater than 5 years	46,000	(1,243)	0.2	24.1	—

Total	$127,000	$(1,718)	0.2%	11.8	—%

        The Company's agreements with certain of its bilateral interest rate swap counterparties may be terminated at the option of the counterparty, settled at fair value, if the Company does not maintain certain equity and leverage metrics, the most restrictive of which contain provisions which become more restrictive based upon portfolio composition. Through December 31, 2014, the Company was in compliance with the terms of such financial tests.

Western Asset Mortgage Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(in thousands—except share and per share data)

Note 9—Derivative Instruments (Continued)

        The following tables present information about the Company's interest rate swaptions as of December 31, 2014 and December 31, 2013 (dollars in thousands):

	December 31, 2014
	Option		Underlying Swap
Fixed-Pay Rate for Underlying Swap	Fair Value	Weighted Average Months Until Option Expiration	Notional Amount	Weighted Average Swap Term (Years)
2.26 - 2.50%	$178	17.8	$105,000	1.0

	$178	17.8	$105,000	1.0

	December 31, 2013
	Option		Underlying Swap
Fixed-Pay Rate for Underlying Swap	Fair Value	Weighted Average Months Until Option Expiration	Notional Amount	Weighted Average Swap Term (Years)
2.51 - 2.75%	$1,889	4.4	$150,000	7.0
2.76 - 3.00%	2,762	4.3	250,000	7.0
3.01 - 3.25%	1,192	4.6	1,500,000	10.0
3.26 - 3.50%	971	4.0	100,000	10.0
3.51 - 3.75%	4,363	9.6	200,000	10.0

	$11,177	5.0	$2,200,000	9.5

	December 31, 2013
	Option		Underlying Swap
Fixed-Receive Rate for Underlying Swap	Fair Value	Weighted Average Months Until Option Expiration	Notional Amount	Weighted Average Swap Term (Years)
3.76 - 4.00%	$(264)	4.0	$100,000	10.0

	$(264)	4.0	$100,000	10.0

Western Asset Mortgage Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(in thousands—except share and per share data)

Note 9—Derivative Instruments (Continued)

        The Company has minimum collateral posting thresholds with certain of its derivative counterparties, including with its clearing broker for cleared swaps, for which it typically pledges cash. Due to volatility in the fixed income markets during 2014 primarily resulting from the rally in U.S Treasuries and the corresponding reduction in long-term interest rates, the Company was required to post incremental cash collateral with derivative counterparties. The Company used cash on hand and cash received with respect to repurchase agreements to satisfy these requirements. As of December 31, 2014 and December 31, 2013, the Company had cash pledged as collateral for derivatives of approximately $159.0 million and $22.8 million, respectively, which is reported on the Consolidated Balance Sheets as Due from counterparties. The Company received cash of approximately $10.1 million and $62.7 million as collateral against derivatives at December 31, 2014 and December 31, 2013, respectively, which is reported on the Consolidated Balance Sheets as Due to counterparties. As of December 31, 2014, the Company has swaps with two counterparties that are based in England and Switzerland, with fair values in a liability position of approximately $86 thousand and fair values in an asset position of $645 thousand and notional balances of $49.3 million and $163.9 million, respectively. At December 31, 2013, the Company had swaps with fair values in an asset position of $19.4 million and $34.2 million and notional balances of $321.8 million and $825.1 million with these two counterparties. Included in the $159.0 million and $22.8 million pledged by the Company is cash pledged to the counterparty based in Switzerland of $500 thousand and $0 at December 31, 2014 and December 31, 2013, respectively. Included in the $10.1 million and $62.7 million received by the Company is cash posted as collateral by the counterparty based in England of approximately $3.4 million at December 31, 2014 and $42.7 million posted by the two counterparties at December 31, 2013, respectively.

Western Asset Mortgage Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(in thousands—except share and per share data)

Note 9—Derivative Instruments (Continued)

Currency Swaps and Forwards

        The Company has invested in and, in the future, may invest in additional securities which are denominated in a currency or currencies other than U.S. dollars. Similarly, it has and may in the future, finance such assets in a currency or currencies other than U.S. dollars. In order to mitigate the impact to the Company, the Company may enter into derivative financial instruments, including foreign currency swaps and foreign currency forwards, to manage of fluctuations in the valuation between U.S. dollars and such foreign currencies. Foreign currency swaps involve the payment of a foreign currency at fixed interest rate on a fixed notional amount and the receipt of U.S. dollars at a fixed interest rate on a fixed notional amount. Foreign currency forwards provide for the payment of a fixed amount of a foreign currency in exchange for a fixed amount of U.S. dollars at a date certain in the future. The carrying value of foreign currency swaps and forwards is included in Derivative assets (liabilities), at fair value on the Consolidated Balance Sheets with changes in valuation included in Gain (loss) on derivative instruments, net on the Consolidated Statement of Operations. The following is a summary of the Company's foreign currency forwards at December 31, 2014 (dollars and euros in thousands):

Derivative Type	Notional Amount	Notional (USD Equivalent)	Maturity	Fair Value
Buy USD/Sell EUR Currency forward	€3,331	$4,143	January 2015	$112
Buy USD/Sell EUR Currency forward	7,766	9,417	January 2015	21
Buy USD/Sell EUR Currency forward	3,471	4,211	February 2015	9
Buy EUR/Sell USD Currency forward	5,000	6,051	January 2015	1

Currency forwards, assets	€19,568	$23,822	n/a	$143

Buy USD/Sell EUR Currency forward	€5,043	$6,104	February 2015	$(1)
Buy EUR/Sell USD Currency forward	11,156	13,542	April 2015	(30)
Buy EUR/Sell USD Currency forward	11,156	13,914	January 2015	(415)

Currency forwards, liabilities	€27,355	$33,560	n/a	$(446)

Total currency forwards	€46,923	$57,382	n/a	$(303)

        The following is a summary of the Company's foreign currency swaps with a fair value of $3.9 million at December 31, 2014 (dollars and euros in thousands):

Date entered	Maturity	Fixed Rate	Denomination	Notional Amount
June 2014	July 2024	7.25%	EUR	18,500
June 2014	July 2024	9.005%	USD	25,160

Western Asset Mortgage Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(in thousands—except share and per share data)

Note 9—Derivative Instruments (Continued)

Interest-Only Strips

        The Company also invests in Interest-Only Strips. In determining the classification of its holdings of Interest-Only Strips, the Company evaluates the securities to determine if the nature of the cash flows has been altered from that of the underlying mortgage collateral. Generally, Interest-Only Strips for which the security represents a strip off of a mortgage pass through security will be considered a hybrid instrument classified as a MBS investment on the Consolidated Balance Sheets utilizing the fair value option. Alternatively, those Interest-Only Strips, for which the underlying mortgage collateral has been included into a structured security that alters the cash flows from the underlying mortgage collateral, are accounted for as derivatives at fair value with changes recognized in Gain (loss) on derivative instruments, net in the Consolidated Statements of Operations, along with any interest received. The carrying value of these Interest-Only Strips is included in Mortgage-backed securities on the Consolidated Balance Sheets.

To-be-announced securities

        The Company has also purchased or sold TBAs. As of December 31, 2014 and December 31, 2013, the Company had contracts to purchase ("long position") and sell ("short position") TBAs on a forward basis. Following is a summary of the Company's long and short TBA positions reported in Derivative assets, at fair value on the Consolidated Balance Sheets as of December 31, 2014 and December 31, 2013 (dollars in thousands):

	December 31, 2014		December 31, 2013
	Notional Amount	Fair Value	Notional Amount	Fair Value
Purchase contracts, asset	$2,915,000	$17,457	$13,600	$35

TBA securities, asset	2,915,000	17,457	13,600	35

Purchase contracts, liability	—	—	176,400	(1,207)
Sale contracts, liability	(2,590,000)	(12,355)	—	—

TBA securities, liability	(2,590,000)	(12,355)	176,400	(1,207)

TBA securities, net	$325,000	$5,102	$190,000	$(1,172)

        The following table presents additional information about the Company's contracts to purchase and sell TBAs for the year ended December 31, 2014 (dollars in thousands):

	Notional Amount as of December 31, 2013	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount as of December 31, 2014
Purchase of TBAs	$190,000	$25,353,196	$(22,628,196)	$2,915,000
Sale of TBAs	$—	$25,218,196	$(22,628,196)	$2,590,000

Western Asset Mortgage Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(in thousands—except share and per share data)

Note 9—Derivative Instruments (Continued)

Futures Contracts

        The Company also entered into Eurodollar futures during the year ended December 31, 2014. As of December 31, 2014, the Company had purchase contracts ("long position"), representing a notional amount of $592.0 million with a fair value of $451 thousand and an expiration date of June 2016. In addition, as of December 31, 2014, the Company had contracts to sell ("short position"), representing a notional amount of $592.0 million with a fair value in a liability position of $1.2 million and an expiration date of June 2018.

Gain (loss) on derivative instruments

        The below tables summarize the effect of interest rate swaps, interest rate swaptions, foreign currency swaps, foreign currency forwards, options, futures contracts, Agency and Non-Agency Interest-Only Strips as derivatives and TBAs reported in Gain (loss) on derivative instruments, net on our Consolidated Statements of Operations for the years ended December 31, 2014 and December 31, 2013 and for the period from May 15, 2012 (commencement of operations) through December 31, 2012 (dollars in thousands):

	Year ended December 31, 2014
Description	Realized Gain (Loss), net	Contractual interest income (expense), net(1)	Return (Recovery) of Basis	Mark-to-market adjustments	Total
Interest rate swaps	$5,440	$(31,764)	$1,818	$(183,379)	$(207,885)
Interest rate swaptions	(3,606)	—	—	(1,697)	(5,303)
Agency and Non-Agency Interest-Only Strips—accounted for as derivatives	(753)	26,097	(18,868)	(2,136)	4,340
Options	(2,813)	—	—	—	(2,813)
Futures contracts	(16,495)	—	—	(740)	(17,235)
Foreign currency forwards	(1,759)	—	—	(303)	(2,062)
Foreign currency swaps	—	317	—	3,857	4,174
TBAs	40,015	—	—	6,273	46,288

Total	$20,029	$(5,350)	$(17,050)	$(178,125)	$(180,496)

Western Asset Mortgage Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(in thousands—except share and per share data)

Note 9—Derivative Instruments (Continued)

	Year ended December 31, 2013
Description	Realized Gain (Loss), net	Contractual interest income (expense), net(1)	Basis Recovery	Mark-to-market adjustments	Total
Interest rate swaps	$65,305	$(22,932)	$—	$83,764	$126,137
Interest rate swaptions	23,671	—	—	4,733	28,404
Agency and Non-Agency Interest-Only Strips—accounted for as derivatives	(1,124)	28,273	(18,010)	(700)	8,439
Options	(925)	—	—	—	(925)
TBAs	(1,499)	—	—	(3,009)	(4,508)

Total	$85,428	$5,341	$(18,010)	$84,788	$157,547

	For the period from May 15, 2012 (commencement of operations) through December 31, 2012
Description	Realized Gain (Loss), net	Contractual interest income (expense), net(1)	Basis Recovery	Mark-to-market adjustments	Total
Interest rate swaps	$(10,928)	$(6,321)	$—	$7,649	$(9,600)
Interest rate swaptions	—	—	—	(3,180)	(3,180)
Agency Interest-Only Strips—accounted for as derivatives	(820)	8,570	(4,848)	(5,065)	(2,163)
Options	—	—	—	—	—
TBAs	—	—	—	1,837	1,837

Total	$(11,748)	$2,249	$(4,848)	$1,241	$(13,106)

(1)
Contractual interest income (expense), net on derivative instruments includes interest settlement paid or received.

Linked Transactions

        As discussed in Note 3, when the initial transfer of a financial asset and repurchase financing are entered into contemporaneously with, or in contemplation of, one another, the transaction will be considered linked unless all of the criteria found in the applicable accounting guidance are met at the inception of the transaction. If the transaction is determined to be linked, the Company records the initial transfer and repurchase financing on a net basis and records a forward commitment to purchase assets as a derivative instrument with changes in market value being recorded in the Gain (loss) on linked transactions, net on the Consolidated Statements of Operations. While linked transactions are treated as derivatives for GAAP, the fair value of linked transactions reflects the value of the underlying security's fair market value netted with the respective linked repurchase agreement borrowings.

Western Asset Mortgage Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(in thousands—except share and per share data)

Note 9—Derivative Instruments (Continued)

        The following tables present certain information related to the securities and repurchase agreements accounted for as part of linked transaction which is reported in Linked transactions, net, at fair value on the Consolidated Balance Sheets at December 31, 2014 and December 31, 2013 and Gain (loss) on linked transactions, net on the Statements of Operations for the years ended December 31, 2014 and December 31, 2013 (dollars in thousands):

							Weighted Average Life (years)/ Weighted Average days to Maturity(2)
		For the year ended December 31, 2014
Instrument	Fair Value(2)	Net Interest Income(1) (Expense)	Mark-to-market adjustments on linked transactions	Net Realized Gain (loss)	Gain (loss) on linked transactions, net	Weighted Average Coupon / Cost of Funds(2)
Non-Agency RMBS	$8,156	$1,569	$393	$1,589	$3,551	27.78%	13.2 years
Non-Agency CMBS, including Non U.S.	38,609	961	(3,044)	—	(2,083)	6.83%	7.6 years
Other securities	5,719	349	9	(192)	166	4.50%	11.9 years
Non-Agency Repurchase Agreement	(6,559)	(346)	—	—	(346)	1.66%	15 days
CMBS Repurchase Agreement, including Non U.S.	(22,458)	(167)	782	—	615	1.94%	7 days
Other securities Repurchase Agreement	(2,840)	(33)	—	—	(33)	1.93%	37 days

Linked transactions, net, at fair value	$20,627	$2,333	$(1,860)	$1,397	$1,870	n/a	n/a

(1)
Net interest income includes amortization of premium of approximately $3.3 million for Non-Agency RMBS and $0 for Non-Agency CMBS and accretion of $221 thousand for other securities.
(2)
Includes information only for linked transactions at December 31, 2014.

Western Asset Mortgage Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(in thousands—except share and per share data)

Note 9—Derivative Instruments (Continued)

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

        At December 31, 2014, the Company pledged MBS and other securities accounted for as linked transactions with a fair value of approximately $52.5 million as collateral for the related linked repurchase agreements. The Company reduces credit risk on the majority of its derivative instruments by entering into agreements that permit the closeout and netting of transactions with the same counterparty upon occurrence of certain events. Starting in 2015, GAAP will no longer require the segregation and treatment of linked transactions as derivatives. Accordingly, the Company will report such securities and the corresponding repurchase agreement on a gross basis on its Consolidated Balance Sheets and with the corresponding interest income and interest expense reported in its Consolidated Statements of Operations. See "Recent accounting pronouncements" for details.

Western Asset Mortgage Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(in thousands—except share and per share data)

Note 10—Offsetting Assets and Liabilities

        The following tables present information about certain assets and liabilities that are subject to master netting agreements (or similar agreements) and can potentially be offset on the Company's Consolidated Balance Sheets at December 31, 2014 and December 31, 2013:

Offsetting of Derivative Assets

As of December 31, 2014

		Gross Amounts Offset in the Consolidated Balance Sheets		Gross Amounts Not Offset in the Consolidated Balance Sheets
			Net Amounts of Assets presented in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets
$s in thousands Description				Financial Instruments(1)	Cash Collateral Received	Net Amount
Agency and Non-Agency Interest-Only Strips, accounted for as derivatives included in MBS	$88,229	$—	$88,229	$(80,771)	$—	$7,458
Derivative asset, at fair value	73,256	—	73,256	(53,256)	(10,036)	9,964
Linked transactions, net, at fair value	52,484	(31,857)	20,627	—	—	20,627

Total	$213,969	$(31,857)	$182,112	$(134,027)	$(10,036)	$38,049

Offsetting of Derivative Liabilities and Repurchase Agreements

As of December 31, 2014

		Gross Amounts Offset in the Consolidated Balance Sheets		Gross Amounts Not Offset in the Consolidated Balance Sheets
			Net Amounts of Liabilities presented in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities
$s in thousands Description				Financial Instruments(1)	Cash Collateral Pledged(1)	Net Amount
Derivative liability, at fair value(2)	$180,280	$—	$180,280	$(53,256)	$(116,791)	$10,233
Repurchase Agreements(3)	3,875,721	—	3,875,721	(3,875,721)	—	—

	$4,056,001	$—	$4,056,001	$(3,928,977)	$(116,791)	$10,233

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
(2)
Cash collateral pledged against the Company's derivative counterparties was approximately $159.0 million as of December 31, 2014.
(3)
The fair value of securities pledged against the Company's repurchase agreements was approximately $4.4 billion as of December 31, 2014.

Western Asset Mortgage Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(in thousands—except share and per share data)

Note 10—Offsetting Assets and Liabilities (Continued)

Offsetting of Derivative Assets

As of December 31, 2013

		Gross Amounts Offset in the Consolidated Balance Sheets		Gross Amounts Not Offset in the Consolidated Balance Sheets
			Net Amounts of Assets presented in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets
$s in thousands Description				Financial Instruments(1)	Cash Collateral Received	Net Amount
Agency and Non-Agency Interest-Only Strips, accounted for as derivatives included in MBS	$109,235	$—	$109,235	$(109,235)	$—	$—
Derivative asset, at fair value	105,826	—	105,826	(3,501)	(62,651)	39,674
Linked transactions, net, at fair value	79,746	(61,187)	18,859	—	—	18,559

Total	$294,807	$(61,187)	$233,620	$(112,736)	$(62,651)	$58,233

Offsetting of Derivative Liabilities and Repurchase agreements

As of December 31, 2013

		Gross Amounts Offset in the Consolidated Balance Sheets		Gross Amounts Not Offset in the Consolidated Balance Sheets
			Net Amounts of Liabilities presented in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities
$s in thousands Description				Financial Instruments(1)	Cash Collateral Pledged(1)	Net Amount
Derivative liability, at fair value(2)	$4,673	$—	$4,673	$(3,501)	$—	$1,172
Repurchase Agreements(3)	2,579,067	—	2,579,067	(2,579,067)	—	—

	$2,583,740	$—	$2,583,740	$(2,582,568)	$—	$1,172

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

Western Asset Mortgage Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(in thousands—except share and per share data)

Note 10—Offsetting Assets and Liabilities (Continued)

        Certain of the Company's repurchase agreement and derivative transactions are governed by underlying agreements that generally provide for a right of setoff in the event of default or in the event of a bankruptcy of either party to the transaction.

Note 11—Related Party Transactions

Management Agreement

        In connection with the Company's IPO in May 2012, the Company entered into a management agreement (the "Management Agreement") with the Manager, which describes the services to be provided by the Manager and compensation for such services. The Manager is responsible for managing the Company's operations, including: (i) performing all of its day-to-day functions; (ii) determining investment criteria in conjunction with the Board of Directors; (iii) sourcing, analyzing and executing investments, asset sales and financings; (iv) performing asset management duties; and (v) performing financial and accounting management, subject to the direction and oversight of the Company's Board of Directors. Pursuant to the terms of the Management Agreement, the Manager is paid a management fee equal to 1.50% per annum of the Company's stockholders' equity (as defined in the Management Agreement), calculated and payable (in cash) quarterly in arrears. For purposes of calculating the management fee, "stockholders' equity" means the sum of the net proceeds from any issuances of the Company's equity securities since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus retained earnings, calculated in accordance with GAAP, at the end of the most recently completed fiscal quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less any amount paid for repurchases of the Company's shares of common stock, excluding any unrealized gains, losses or other non-cash items, including OTTI charges included in other loss on MBS and other securities, unrealized gain (loss) on MBS and other securities and non-cash portion of gain (loss) on derivative instruments, that have impacted stockholder's equity as reported in the Company's consolidated financial statements prepared in accordance with GAAP, regardless of whether such items are included in other comprehensive income or loss, or in net income, and excluding one-time events pursuant to changes in GAAP and certain other non-cash charges after discussions between the Manager and the Company's independent directors and after approval by a majority of the Company's independent directors. However, if the Company's stockholders' equity for any given quarter is negative based on the calculation described above, the Manager will not be entitled to receive any management fee for that quarter.

        In addition, the Company may be required to reimburse the Manager for certain expenses as described below, and shall reimburse the Manager for the compensation paid to the Company's CFO and controller. Expense reimbursements to the Manager are made in cash on a regular basis. The Company's reimbursement obligation is not subject to any dollar limitation. Because the Manager's personnel perform certain legal, accounting, due diligence tasks and other services that outside professionals or outside consultants otherwise would perform, the Manager may be paid or reimbursed for the documented cost of performing such tasks, provided that such costs and reimbursements are in amounts which are no greater than those which would be payable to outside professionals or consultants engaged to perform such services pursuant to agreements negotiated on an arm's-length basis.

Western Asset Mortgage Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(in thousands—except share and per share data)

Note 11—Related Party Transactions (Continued)

        The Management Agreement may be amended, supplemented or modified by agreement between the Company and the Manager. The initial term of the Management Agreement expires on May 15, 2015 and it is automatically renewed for one-year terms on each anniversary thereafter unless previously terminated as described below. The Company's independent directors will review the Manager's performance and any fees payable to the Manager annually and, following the initial term, the Management Agreement may be terminated annually upon the affirmative vote of at least two thirds (2/3) of the Company's independent directors, based upon: (i) the Manager's unsatisfactory performance that is materially detrimental to the Company; or (ii) the Company's determination that any fees payable to the Manager are not fair, subject to the Manager's right to prevent such termination due to unfair fees by accepting a reduction of management fees agreed to by at least two thirds (2/3) of the Company's independent directors. The Company will provide the Manager 180 days prior notice of any such termination. Unless terminated for cause, the Company will pay the Manager a termination fee equal to three times the average annual management fee earned by the Manager during the prior 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination. Pursuant to the terms of the Management Agreement it has been extended for one year to May 15, 2016.

        The Company may also terminate the Management Agreement at any time, including during the initial term, without the payment of any termination fee, with 30 days prior written notice from the Company's Board of Directors for cause, which will be determined by at least two thirds (2/3) of the Company's independent directors, which is defined as: (i) the Manager's continued material breach of any provision of the Management Agreement (including the Manager's failure to comply with the Company's investment guidelines); (ii) the Manager's fraud, misappropriation of funds, or embezzlement against the Company; (iii) the Manager's gross negligence in the performance of its duties under the Management Agreement; (iv) the occurrence of certain events with respect to the bankruptcy or insolvency of the Manager, including an order for relief in an involuntary bankruptcy case or the Manager authorizing or filing a voluntary bankruptcy petition; (v) the Manager is convicted (including a plea of nolo contendere) of a felony; or (vi) the dissolution of the Manager.

        For the years ended December 31, 2014 and December 31, 2013, the Company incurred approximately $9.6 million and approximately $7.8 million in management fees, respectively, and approximately $3.1 million for the period from May 15, 2012 (commencement of operations) through December 31, 2012. The increase in management fee for the year ended December 31, 2014 versus December 31, 2013 is attributable to the public offering in April 2014.

Western Asset Mortgage Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(in thousands—except share and per share data)

Note 11—Related Party Transactions (Continued)

        In addition to the management fee, the Company is also responsible for reimbursing the Manager for certain expenses paid by the Manager on behalf of the Company, including travel expenses incurred by officers of the Company, and for certain services provided by the Manager to the Company. For the year ended December 31, 2014, the Company recorded expenses included in general and administrative expense totaling approximately $624 thousand related to employee costs and benefits associated with the Company's CFO and controller paid by the Manager on behalf of the Company. For the year ended December 31, 2013 and for the period from May 15, 2012 (commencement of operations) through December 31, 2012, the Company recorded expenses included in general and administrative expense totaling approximately $76 thousand and approximately $23 thousand, respectively related to employee benefits associated with the Company's sole employee paid by the Manager on behalf of the Company. As of January 1, 2014, the aforementioned employee became an employee of the Manager. Accordingly, as of January 1, 2014 the Company has and will reimburse the Manager for such employee's compensation including employee benefits as well as the compensation and employee benefits of the Company's controller. Any such expenses incurred by the Manager and reimbursed by the Company, including the employee compensation expense discussed above, are typically included in the Company's general and administrative expense on its Consolidated Statements of Operations, or may be reflected on the Consolidated Balance Sheets and associated consolidated statement of changes in stockholders' equity, based on the nature of the item. At December 31, 2014 and December 31, 2013, approximately $2.5 million and approximately $1.8 million, respectively for management fees incurred but not yet paid was included in payable to related party on the Consolidated Balance Sheets. In addition, at December 31, 2014 and December 31, 2013, approximately $199 thousand and $0, respectively of costs incurred but not yet paid was included in Payable to related party on the Consolidated Balance Sheets.

Note 12—Share-Based Payments

        In conjunction with the Company's IPO and concurrent private placement, the Company's Board of Directors approved the Western Asset Mortgage Capital Corporation Equity Plan (the "Equity Plan") and the Western Asset Manager Equity Plan (the "Manager Equity Plan" and collectively the "Equity Incentive Plans").

        On May 15, 2012, the Company granted 51,159 shares of restricted common stock to the Manager under the Manager Equity Plan that is equal to 0.5% of the aggregate number of shares of common stock sold in the IPO and units sold in the concurrent private placement to certain institutional accredited investors. One-third of these restricted shares vested on May 15, 2013, the first anniversary of the grant date, one-third vested on May 15, 2014, the second anniversary of the grant date, and the remaining one-third will vest on May 15, 2015 the third anniversary of the grant date.

        On May 15, 2012, the Company granted a total of 4,500 shares (1,500 each) of restricted common stock under the Equity Plan to the Company's three independent directors. These restricted shares vested in full on May 15, 2013, the first anniversary of the grant date.

Western Asset Mortgage Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(in thousands—except share and per share data)

Note 12—Share-Based Payments (Continued)

        On June 25, 2012, the Company granted 10,455 shares of restricted common stock to its chief financial officer under the Equity Plan. One-third of these restricted shares vested on January 1, 2013, one-third vested on January 1, 2014 and the remaining one-third vested on January 1, 2015. As of January 1, 2014, the Company's chief financial officer became an employee of the Manager. As such, the method for recognizing stock based compensation expense for his unvested shares as of such date changed to be accounted for as a non-employee grant subject to subsequent fair value re-measurement.

        On March 1, 2013, the Company granted a total of 150,000 shares of restricted common stock to the Manager under the Manager Equity Plan. One-third of these shares vested on March 1, 2014, one-third of these shares vested on March 1, 2015 and the remaining one-third will vest on March 1, 2016.

        On March 1, 2013, the Company granted 10,559 shares of restricted common stock to its chief financial officer under the Equity Plan. One-third of these restricted shares vested on January 1, 2014, one-third vested on January 1, 2015 and the remaining one-third will vest on January 1, 2016. As of January 1, 2014, the Company's chief financial officer became an employee of the Manager. As such, the method for recognizing stock based compensation expense for the remaining unvested shares as of such date changed to be accounted for as a non-employee grant subject to subsequent fair value re-measurement.

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

        On March 12, 2014, the Company granted 200,000 shares of restricted common stock to the Manager under the Manager Equity Plan. One-third of these shares vested on March 1, 2015, one-third will vest on March 1, 2016 and the remaining one-third will vest on March 1, 2017.

        On March 12, 2014, the Company granted 15,180 shares of restricted common stock to its chief financial officer under the Equity Plan. One-third of these shares vested on January 1, 2015, one-third will vest on January 1, 2016 and the remaining one-third will vest on January 1, 2017. As of January 1, 2014, the Company's chief financial officer became an employee of the Manager. As such, the stock based compensation expense for the unvested shares as of such date is accounted for as a non-employee grant subject to subsequent fair value re-measurement.

Western Asset Mortgage Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(in thousands—except share and per share data)

Note 12—Share-Based Payments (Continued)

        On June 11, 2014, the Company granted a total of 6,264 (2,088 each) of restricted common stock under the Equity Plan to the Company's three independent directors. These restricted shares will vest in full on June 11, 2015, the first anniversary of the grant date. Each of the independent directors has elected to defer the shares granted to him under the Company's Director Deferred Fee Plan (the "Director Deferred Fee Plan"). The Director Deferred Fee Plan permits eligible members of the Company's Board of Directors to defer certain stock awards made under its director compensation programs. The Director Deferred Fee Plan allows directors to defer issuance of their stock awards and therefore defer payment of any tax liability until the deferral is terminated, pursuant to the election form executed each year by each eligible director.

        On November 10, 2014, the Company granted 1,334 shares of restricted common stock under the Equity Plan to the Company's new independent director. These restricted shares will vest in full on November 10, 2015, the first anniversary of the grant date.

        The Equity Incentive Plans include provisions for grants of restricted common stock and other equity-based awards to the Manager, its employees and employees of its affiliates and to the Company's directors, officers and employees. The Company can issue up to 3.0% of the total number of issued and outstanding shares of its common stock (on a fully diluted basis) at the time of each award (other than any shares previously issued or subject to awards made pursuant to one of the Company's Equity Incentive Plans) under these Equity Incentive Plans. At May 15, 2012, there were 308,335 shares of common stock initially reserved for issuance under the Equity Incentive Plans. Upon the completion of the October 3, 2012 follow-on common stock offering and the stock portion of the Company's dividend declared December 19, 2013, and the April 9, 2014 follow-on offering (which includes the partial exercise of the greenshoe on May 7, 2014) and private placement of common stock, the number of shares of common stock available for issuance under the Equity Incentive Plans increased to 1,237,711, inclusive of the 454,338 shares of restricted stock issued as provided above and 21,862 shares of restricted stock issued as a result of the stock portion of the dividend declared on December 19, 2013 and restricted stock attributed to dividends on restricted stock under the Director Deferred Fee Plan. The Company recognized stock-based compensation expense of approximately $2.2 million and approximately $1.1 million for the years ended December 31, 2014 and December 31, 2013, respectively, and approximately $367 thousand for the period from May 15, 2012 (commencement of operations) through December 31, 2012. In addition, the Company had unamortized compensation expense of $57 thousand for equity awards and approximately $3.2 million for liability awards and $423 thousand for equity awards and approximately $3.2 million for liability awards at December 31, 2014 and December 31, 2013, respectively.

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

Western Asset Mortgage Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(in thousands—except share and per share data)

Note 12—Share-Based Payments (Continued)

        The following is a summary of restricted common stock vesting dates as of December 31, 2014 and December 31, 2013, including shares whose issuance has been deferred under the Director Deferred Fee Plan:

	December 31, 2014	December 31, 2013
Vesting Date	Shares Vesting	Shares Vesting
January 2014	—	7,685
March 2014	—	54,852
May 2014	—	18,707
June 2014	—	6,279
January 2015	12,745	7,685
March 2015	121,518	54,852
May 2015	18,708	18,707
June 2015	6,873	—
November 2015	1,334	—
January 2016	8,920	3,860
March 2016	121,518	54,852
January 2017	5,060	—
March 2017	66,667	—

	363,343	227,479

        The following table presents information with respect to the Company's restricted stock for the year ended December 31, 2014 including shares whose issuance has been deferred under the Director Deferred Fee Plan:

	Shares of Restricted Stock	Weighted Average Grant Date Fair Value(1)
Outstanding at beginning of period	252,517	$20.34
Granted	223,683	16.39
Cancelled/forfeited	—	—

Outstanding at end of year	476,200	$18.49

Unvested at end of year	363,343	$17.98

(1)
The grant date fair value of restricted stock awards is based on the closing market price of the Company's common stock at the grant date.
(2)
Included in Granted are restricted stock attributed to dividends on restricted stock under the Director Deferred Fee Plan of 905 shares.

Western Asset Mortgage Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(in thousands—except share and per share data)

Note 12—Share-Based Payments (Continued)

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

Note 13—Stockholders' Equity

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

        On April 3, 2014, the Company entered into a binding agreement with a group of underwriters to sell an incremental 13.0 million shares of the Company's common stock which closed on April 9, 2014. The agreement provided the underwriters with the right to purchase an additional 1.95 million shares (15% of 13.0 million) during the succeeding thirty (30) days. The shares were offered to the market at a price of $14.85 per share and the underwriters exercised a portion of their option and purchased an incremental 1.0 million shares on May 2, 2014, which closed on May 7, 2014. Net proceeds to the Company were approximately $205.4 million after subtracting underwriting commissions and offering expenses of approximately $2.9 million. On April 3, 2014, the Company also entered into an agreement to sell 650,000 shares of the Company's common stock, for $14.85 per share to its Manager in a private placement for an aggregate offering price of approximately $9.7 million, which closed on April 9, 2014.

        As a result of the April 3, 2014 follow-on public offering and private placement, the exercise price of each of the outstanding warrants was reduced from $17.59 to $16.70.

Western Asset Mortgage Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(in thousands—except share and per share data)

Note 13—Stockholders' Equity (Continued)

        On July 31, 2014, the Board of Directors of the Company authorized the repurchase of up to 2,050,000 shares of its common stock through December 31, 2015. Purchase made pursuant to the program will be made in the open market, in privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rules 10b5-1 and 10b-18 of the Securities and Exchange Commission. The authorization does not obligate the Company to acquire any particular amount of common shares and the program may be suspended or discontinued at the Company's discretion without prior notice. The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The Company has not yet entered into definitive agreements to utilize the authorization and, accordingly, has not repurchased any shares of common stock pursuant to the authorization as of December 31, 2014.

Western Asset Mortgage Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(in thousands—except share and per share data)

Note 14—Net Income (Loss) per Common Share

        The table below presents basic and diluted net income (loss) per share of common stock using the two-class method for the years ended December 31, 2014 and December 31, 2013 and for the period from May 15, 2012 (commencement of operations) through December 31, 2012 (dollars, other than shares and per share amounts, in thousands):

	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013	For the Period from May 15, 2012 (commencement of operations) through December 31, 2012
Numerator:
Net income (loss) attributable to common stockholders and participating securities for basic and diluted earnings per share	$100,713	$(27,855)	$57,277
Less:
Dividends and undistributed earnings allocated to participating securities	944	961	234

Net income (loss) allocable to common stockholders—basic and diluted	$99,769	$(28,816)	$57,043

Denominator:
Weighted average common shares outstanding for basic earnings per share	37,337,460	24,185,037	15,654,453

Weighted average diluted shares outstanding (stock awards)	—	—	9,045
Weighted average diluted shares outstanding (warrants)	—	—	55,735

Weighted average common shares outstanding for diluted earnings per share	37,337,460	24,185,037	15,719,233

Basic earnings per common share	$2.67	$(1.19)	$3.64

Diluted earnings per common share	$2.67	$(1.19)	$3.63

        The following potential common shares, which are securities or other contracts that may entitle its holder to obtain common shares, were excluded from diluted earnings per share for the year ended December 31, 2013 as the Company had a net loss for the period and their inclusion would have been anti-dilutive: 67,257 related to warrants and 13,434 related to stock awards.

Western Asset Mortgage Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(in thousands—except share and per share data)

Note 15—Income Taxes

        Based on the Company's analysis of any potential uncertain income tax positions, the Company concluded that it does not have any uncertain tax positions that meet the recognition or measurement criteria as of December 31, 2014. The Company files U.S. federal and state income tax returns. As of December 31, 2014, tax returns filed by the Company for 2013 and 2012 are open for examination pursuant to relevant statutes of limitation. In the event that the Company incurs income tax related interest and penalties, the Company's policy is to classify them as a component of its provision for income taxes.

        Subject to the limitation under the REIT asset test rules, the Company is permitted to own up to 100% of the stock of one or more TRS. Currently, the Company owns one TRS that is taxable as a corporation and is subject to federal, state and local income tax on its net income at the applicable corporate rates. The TRS, which was formed in Delaware on July 28, 2014, is a limited liability company and a wholly-owned subsidiary of the Company. For the year ended December 31, 2014, the TRS had a cumulative taxable loss. As there can be no certainty that the TRS will have taxable income in the future, no tax benefit was included in these consolidated financial statements.

Note 16—Contingencies

        From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. Management is not aware of any material contingencies at December 31, 2014.

Western Asset Mortgage Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(in thousands—except share and per share data)

Note 17—Summarized Quarterly Results (unaudited)

        The following is a presentation of selected unaudited results of operations:

	Quarter Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Net Interest Income:
Interest income	$23,430	$44,604	$40,718	$40,358
Interest expense	3,390	5,971	6,468	6,434

Net Interest Income	20,040	38,633	34,250	33,924

Other Income (Loss):
Interest income on cash balances and other income	(12)	24	942	479
Realized gain (loss) on sale of Mortgage-backed securities and other securities, net	3,716	(11,278)	4,912	472
Other loss on Mortgage-backed securities and other securities	(1,709)	(2,999)	(2,857)	(9,449)
Unrealized gain (loss) on Mortgage-backed securities, other securities and whole-loans, net	31,091	114,117	(4,453)	48,256
Gain (loss) on linked transactions, net	2,219	688	(1,241)	204
Gain (loss) on derivative instruments, net	(59,906)	(66,677)	(401)	(53,512)

Other Income (Loss), net	(24,601)	33,875	(3,098)	(13,550)

Operating Expenses:
General and administrative	2,075	2,375	2,253	2,424
Management fee—related party	1,805	2,559	2,763	2,506

Total Operating Expenses	3,880	4,934	5,016	4,930

Net income (loss) available to Common Stock and participating securities	$(8,441)	$67,574	$26,136	$15,444

Net income (loss) per Common Share—Basic	$(0.32)	$1.68	$0.63	$0.37

Net income (loss) per Common Share—Diluted	$(0.32)	$1.68	$0.63	$0.37

Western Asset Mortgage Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(in thousands—except share and per share data)

Note 17—Summarized Quarterly Results (unaudited) (Continued)

	Quarter Ended
	March 31, 2013	June 30, 2013, Revised(1)	September 30, 2013	December 31, 2013
Net Interest Income:
Interest income	$33,750	$32,742	$30,654	$28,182
Interest expense	5,181	4,522	4,273	4,043

Net Interest Income	28,569	28,220	26,381	24,139

Other Income (Loss):
Interest income on cash balances and other income	33	12	11	35
Realized gain (loss) on sale of Mortgage-backed securities and other securities, net	(11,660)	(6,083)	(46,142)	(46,827)
Other loss on Mortgage-backed securities and other securities	(2,268)	(3,533)	(2,363)	(3,694)
Unrealized gain (loss) on Mortgage-backed securities, other securities and whole-loans, net	(54,759)	(156,286)	37,528	13,408
Gain (loss) on linked transactions, net	596	3,909	(547)	179
Gain (loss) on derivative instruments, net	14,840	109,474	(3,809)	37,042

Other Income (Loss), net	(53,218)	(52,507)	(15,322)	143

Operating Expenses:
General and administrative	1,737	1,541	1,484	1,684
Management fee—related party	2,113	1,826	2,032	1,843

Total Operating Expenses	3,850	3,367	3,516	3,527

Net income (loss) available to Common Stock and participating securities	$(28,499)	$(27,654)	$7,543	$20,755

Net income (loss) per Common Share—Basic	$(1.18)	$(1.16)	$0.31	$0.83

Net income (loss) per Common Share—Diluted	$(1.18)	$(1.16)	$0.31	$0.83

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

Western Asset Mortgage Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(in thousands—except share and per share data)

Note 17—Summarized Quarterly Results (unaudited) (Continued)

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

Note 18—Subsequent Events

        On February 19, 2015, the Company granted 200,000 shares of restricted common stock to the Manager under the Manager Equity Plan. One-third of the shares will vest on March 1, 2016, one-third will vest on March 1, 2017 and the remaining one-third will vest on March 1, 2018.

Western Asset Mortgage Capital Corporation and Subsidiaries
Schedule IV
Mortgage Loans on Real Estate
As of December 31, 2014

$ in thousands Asset Type	Description	Number of Loans	Interest Rate	Maturity Date	Periodic Payment Terms(1)	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages	Principal Amount of Loans Subject to Delinquent Principal or Interest
Adjustable Rate Residential Mortgage Loan Held in Securitization Trusts	Original Loan Balance $1,500,000	1	Hybrid ARM 5.0%	11/1/2044	P&I(2)	$—	$1,500	$1,542	$—
Adjustable Rate Residential Mortgage Loans Held in Securitization Trusts	Original Loan Balance $0 - $499,999	10	Hybrid ARM 4.8% to 7.7%	7/1/2044 to 11/1/2044	P&I	—	1,346	1,378	—
Adjustable Rate Residential Mortgage Loan Held in Securitization Trusts	Original Loan Balance $780,000	1	Hybrid ARM 4.8%	11/1/2044	P&I(2)	—	778	782	—
Adjustable Rate Residential Mortgage Loan Held in Securitization Trusts	Original Loan Balance $704,400	1	Hybrid ARM 5.9%	11/1/2044	P&I(2)	—	704	736	—
Adjustable Rate Residential Mortgage Loan Held in Securitization Trusts	Original Loan Balance $700,000	1	Hybrid ARM 4.7%	12/1/2044	P&I(2)	—	700	722	—
Adjustable Rate Residential Mortgage Loan Held in Securitization Trusts	Original Loan Balance $650,000	1	Hybrid ARM 6.2%	11/1/2044	P&I	—	649	673	—
Adjustable Rate Residential Mortgage Loan Held in Securitization Trusts	Original Loan Balance $431,250	1	Hybrid ARM 6.9%	11/1/2044	P&I	—	431	455	—
Adjustable Rate Residential Mortgage Loan Held in Securitization Trusts	Original Loan Balance $405,000	1	Hybrid ARM 6.9%	9/1/2044	P&I	—	404	400	—
Adjustable Rate Residential Mortgage Loan Held in Securitization Trusts	Original Loan Balance $303,000	1	Hybrid ARM 5.0%	9/1/2044	P&I	—	302	299	—
Adjustable Rate Residential Mortgage Loan Held in Securitization Trusts	Original Loan Balance $221,250	1	Hybrid ARM 8.5%	9/1/2044	P&I	—	221	233	—

						$—	$7,035	$7,220	$—

(1)
Principal and interest ("P&I")

(2)
Interest only payments for initial 5 years. After 5 years, the loan is recast to fully amortize the outstanding balance over the remaining term of the loan.

Reconciliation of Carrying Value of Mortgage Loans on Real Estate:

	2014	2013	2012
Beginning balance	$—	$—	$—
Additions during period:
New mortgage loans	7,161	—	—
Unrealized gains	94	—	—
Deductions during period:
Collections of principal	9	—	—
Amortization of premium and (discounts)	25	—	—
Unrealized losses	1	—	—

Balance at end of period	$7,220	$—	$—

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

        The Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

        Management of the Company has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2014. In making its assessment of internal control over financial reporting, management used the criteria described in Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission, ("COSO"). Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2014 based on criteria in Internal Control—Integrated Framework issued by the COSO.

        This annual report does not include an attestation report of the company's registered public accounting firm due to a temporary exemption transition period established by rules of the Securities and Exchange Commission for emerging growth companies under the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act").

(c) Changes in Internal Control over Financial Reporting

        There have been no changes in our internal control over financial reporting during the three months ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    Other Information

        None.

ITEM 10.    Directors, Executive Officers and Corporate Governance

        The information regarding the Company's directors, executive officers and certain other matters required by Item 401 of Regulation S-K is incorporated herein by reference to the Company's proxy statement relating to its annual meeting of stockholders to be held on or about June 4, 2015 (the "Proxy Statement"), to be filed with the SEC within 120 days after December 31, 2014.

        The information regarding compliance with Section 16(a) of the Exchange Act required by Item 405 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2014.

        The information regarding the Company's Code of Business Conduct and Ethics required by Item 406 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2014.

        The information regarding certain matters pertaining to the Company's corporate governance required by Item 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2014.

ITEM 11.    Executive Compensation.

        The information regarding executive compensation and other compensation related matters required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2014.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder

        The tables on equity compensation plan information and beneficial ownership of the Company required by Items 201(d) and 403 of Regulation S-K are incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2014.

ITEM 13.    Certain Relationships and Related Transactions and Director Independence

        The information regarding transactions with related persons, promoters and certain control persons and director independence required by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2014.

ITEM 14.    Principal Accounting Fees and Services

        The information concerning principal accounting fees and services and the Audit Committee's pre-approval policies and procedures required by Item 9(e) of Schedule 14A is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2014.

ITEM 15.    Exhibits

        Documents filed as part of this report:

  1)
  Financial Statements

WESTERN ASSET MORTGAGE CAPITAL CORPORATION

Consolidated Balance Sheets as of December 31, 2014 and 2013	126
Consolidated Statements of Operations for the years ended December 31, 2014 and December 31, 2013 and for the period from May 15, 2012 (commencement of operations) to December 31, 2012	127
Consolidated Statements of Changes in Stockholders' Equity for the period from January 1, 2012 to December 31, 2014	128
Consolidated Statements of Cash Flow for the years ended December 31, 2014 and December 31, 2013 and for the period from May 15, 2012 (commencement of operations) to December 31, 2012	129
Consolidated Notes to Financial Statements	132
Schedule IV—Mortgage Loans on Real Estate	203

        Financial Statements Schedules other than the one listed above are omitted because the required information is not applicable or deemed not material, or the required information is presented in the financial statements and/or in the notes to financial statements.

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

Exhibit No.		Description
10.1	*	Form of Unit Purchase Agreement between Western Asset Mortgage Capital Corporation and certain institutional accredited investors, incorporated by reference to Exhibit 10.1 to Amendment No. 9 Form S-11 (Registration Statement No. 333-159962), filed April 30, 2012.
10.2	*	Form of Warrant, incorporated by reference to Exhibit 10.2 to Amendment No. 9 Form S-11 (Registration Statement No. 333-159962), filed April 30, 2012.
10.3	*
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
10.8	*	Restricted Stock Award Agreement, dated May 15, 2012, for Western Asset Management Company, incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q, filed August 14, 2012.
10.9	*	Form of Restricted Stock Award Agreement for independent directors, incorporated by reference to Exhibit 10.2 to the Form S-8 dated May 15, 2012 (File No. 1-35543).
23.1		Consent of Independent Registered Public Accounting Firm
31.1		Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2		Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1		Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

*
Fully or partly previously filed.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN ASSET MORTGAGE CAPITAL CORPORATION
By:	/s/ GAVIN L. JAMES Gavin L. James President, Chief Executive Officer and Director
March 16, 2015

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ GAVIN L. JAMES Gavin L. James President, Chief Executive Officer and Director (Principal Executive Officer)
March 16, 2015
By:	/s/ STEVEN M. SHERWYN Steven M. Sherwyn Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
March 16, 2015
By:	/s/ JAMES W. HIRSCHMANN III James W. Hirschmann III Director
March 16, 2015
By:	/s/ EDWARD D. FOX JR. Edward D. Fox Jr. Director
March 16, 2015
By:	/s/ RICHARD ROLL Richard Roll Director
March 16, 2015

By:	/s/ M. CHRISTIAN MITCHELL M. Christian Mitchell Director
March 16, 2015
By:	/s/ RANJIT M. KRIPALANI Ranjit M. Kripalani Director
March 16, 2015