Form 10-Q
period 2015-03-31
Western Asset Mortgage Capital Corp
filed 2015-05-08
CIK 1465885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

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

As of May 5, 2015, there were 41,919,801 shares, par value $0.01, of the registrant’s common stock issued and outstanding.

Western Asset Mortgage Capital Corporation and Subsidiaries

Consolidated Balance Sheets (Unaudited)

(in thousands—except share and per share data)

	March 31, 2015	December 31, 2014
Assets:
Cash and cash equivalents	$25,482	$47,222
Mortgage-backed securities and other securities, at fair value ($4,122,610 and $4,362,532 pledged as collateral, at fair value, respectively)	4,155,093	4,385,723
Residential Whole-Loans, at fair value ($17,860 and $7,220 pledged as collateral, at fair value, respectively)	17,860	7,220
Commercial Whole-Loan, at fair value	8,900	—
Linked transactions, net, at fair value	—	20,627
Receivable under reverse repurchase agreements	65,674	—
Investment related receivable	5,816	162,837
Accrued interest receivable	31,842	27,309
Due from counterparties	236,192	184,757
Derivative assets, at fair value	119,552	73,256
Other assets	171	326
Total Assets	$4,666,582	$4,909,277

Liabilities and Stockholders’ Equity:
Liabilities:
Borrowings under repurchase agreements	$3,648,939	$3,875,721
Accrued interest payable	16,326	17,573
Investment related payables	5,522	166,608
Due to counterparties	74,553	12,180
Derivative liability, at fair value	277,687	180,280
Accounts payable and accrued expenses	2,635	1,794
Payable to related party	2,883	2,705
Dividend payable	28,086	29,204
Total Liabilities	4,056,631	4,286,065

Commitments and contingencies

Stockholders’ Equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, 41,919,801 and 41,719,801 shares issued and outstanding, respectively	419	417
Preferred stock, $0.01 par value, 100,000,000 shares authorized and no shares outstanding	—	—
Additional paid-in capital	761,612	760,925
Retained earnings (accumulated deficit)	(152,080)	(138,130)
Total Stockholders’ Equity	609,951	623,212
Total Liabilities and Stockholders’ Equity	$4,666,582	$4,909,277

See notes to unaudited consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiaries

Consolidated Statements of Operations (Unaudited)

(in thousands—except share and per share data)

	For the three months ended March 31, 2015	For the three months ended March 31, 2014

Net Interest Income:
Interest income	$40,806	$23,430
Interest expense	6,402	3,390
Net Interest Income	34,404	20,040

Other Income (Loss):
Interest income on cash balances and other income (loss), net	2,384	(12)
Realized gain (loss) on sale of Mortgage-backed securities, other securities and Whole-Loans, net	7,468	3,716
Other loss on Mortgage-backed securities and other securities	(4,651)	(1,709)
Unrealized gain (loss) on Mortgage-backed securities, other securities and Whole-Loans, net	28,410	31,091
Gain on linked transactions, net	—	2,219
Gain (loss) on derivative instruments, net	(48,302)	(59,906)
Other Income (Loss), net	(14,691)	(24,601)

Operating Expenses:
General and administrative (includes $679 and $588 non-cash stock based compensation, respectively)	2,874	2,075
Management fee — related party	2,693	1,805
Total Operating Expenses	5,567	3,880

Net income (loss) available to Common Stock and participating securities	$14,146	$(8,441)

Net income (loss) per Common Share — Basic	$0.34	$(0.32)
Net income (loss) per Common Share — Diluted	$0.34	$(0.32)
Dividends Declared per Share of Common Stock	$0.67	$0.67

See notes to unaudited consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(in thousands—except shares and share data)

	Common Stock		Additional Paid-	Retained Earnings (Accumulated)
	Shares	Par	In Capital	Deficit	Total
Balance at December 31, 2014	41,719,801	$417	$760,925	$(138,130)	$623,212
Grants of restricted stock	200,000	2	(2)	—	—
Vesting of restricted stock	—	—	679	—	679
Net income	—	—	—	14,146	14,146
Dividends on common stock	—	—	10	(28,096)	(28,086)
Balance at March 31, 2015	41,919,801	$419	$761,612	$(152,080)	$609,951

See notes to unaudited consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	For the three months ended March 31, 2015	For the three months ended March 31, 2014
Cash flows from operating activities:
Net income (loss)	$14,146	$(8,441)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Premium amortization and (discount accretion) on Mortgage-backed securities, other securities and whole-loans, net	2,582	3,223
Restricted stock amortization expense	679	588
Premium amortization for MAC interest rate swaps	(371)	—
Interest payments and basis recovered on MAC interest rate swaps	246	—
Premium on purchase of Residential Whole-Loans	(230)	—
Unrealized gain on Mortgage-backed securities, other securities and Whole-Loans, net	(28,410)	(31,091)
Mark-to-market adjustments on linked transactions	—	(104)
Mark-to-market adjustments on derivative instruments	56,037	56,390
Other loss on Mortgage-backed securities and other securities	4,651	1,709
Realized gain on sale of Mortgage-backed securities and other securities, net	(7,468)	(3,716)
Realized loss on sale of Interest-Only Strips accounted for as derivatives, net	2	869
Realized gain on sale of TBAs, net	(7,448)	(2,370)
Realized gain on sale of swaptions, net	(713)	—
Realized gain on forward contracts	(646)	—
Realized gain on linked transaction, net	—	(1,290)
Gain on foreign currency transactions, net	(2,396)	—
Changes in operating assets and liabilities:
Increase in accrued interest receivable	(4,533)	(2,263)
Decrease in other assets	155	101
Decrease in accrued interest payable	(1,247)	(2,236)
Increase (decrease) in accounts payable and accrued expenses	841	(21)
Increase in payable to related party	178	164
Net cash provided by operating activities	26,055	11,512

Cash flows from investing activities:
Purchase of Mortgage-backed securities and other securities	(334,429)	(371,178)
Proceeds from sale of Mortgage-backed securities and other securities	536,869	114,021
Principal payments and basis recovered on Mortgage-backed securities and other securities	100,436	55,483
Principal payments and basis recovered on securities underlying linked transactions	—	3,018
Purchase of Residential Whole-Loans	(10,230)	—
Principal payments on Residential Whole-Loans	20	—
Purchase of Commercial Whole-Loan	(8,750)	—
Net settlements of TBAs	9,629	2,370
Proceeds from sale of interest rate swaptions	17,768	—
Interest payments and basis recovered on MAC interest rate swaps	(32)	—
Proceeds from (payments made) on reverse repurchase agreements, net	(65,674)	—
Premium for interest rate swaptions, net	(19,215)	—
Net cash provided by (used in) investing activities	226,392	(196,286)

Cash flows from financing activities:
Proceeds from repurchase agreement borrowings	5,074,942	4,330,593
Proceeds from repurchase agreement borrowings underlying linked transactions	—	38,571
Repayments of repurchase agreement borrowings	(5,331,410)	(4,086,699)
Repayments of repurchase agreement borrowings underlying linked transactions	—	(87,044)
Proceeds from forward contracts	71,417	—
Repayments of forward contracts	(70,771)	—
Interest payments and basis recovered on MAC interest rate swaps containing an other-than-insignificant financing element	(214)	—
Due from counterparties, net	(51,435)	(2,387)
Due to counterparties, net	62,373	(31,848)
Dividends on common stock	(29,204)	(19,445)
Net cash provided by (used in) financing activities	(274,302)	141,741

Effect of exchange rate changes on cash and cash equivalents	115	—

Net decrease in cash and cash equivalents	(21,740)	(43,033)
Cash and cash equivalents beginning of period	47,222	48,525
Cash and cash equivalents end of period	$25,482	$5,492

Supplemental disclosure of operating cash flow information:
Interest paid	$6,560	$3,275
Supplemental disclosure of non-cash financing/investing activities:
Principal payments on Mortgage-backed securities and other securities, not settled	$290	$114
Mortgage-backed securities and other securities sold, not settled	$—	$2,442
Mortgage-backed securities and other securities purchased, not settled	$—	$(104,526)
Mortgage-backed securities recorded upon unlinking of linked transactions	$—	$(62,435)
Net unsettled TBAs	$4	$—
Deferred offering costs payable	$—	$145
Dividends and distributions declared, not paid	$28,086	$18,136

See notes to unaudited consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(in thousands- except share and per share data)

The following defines certain of the commonly used terms in these Notes to Consolidated Financial Statements: “Agency” or “Agencies” refer to a federally chartered corporation, such as the Federal National Mortgage Association (“Fannie Mae” or “FNMA”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac” or “FHLMC”), or an agency of the U.S. Government, such as the Government National Mortgage Association (“Ginnie Mae” or “GNMA”); references to “MBS” refer to mortgage backed securities, including residential mortgage-backed securities or “RMBS”, commercial mortgage-backed securities or “CMBS”, and “Interest-Only Strips” (as defined herein);”Agency MBS” refer to RMBS, CMBS and Interest-Only Strips issued or guaranteed by the Agencies while “ Non-Agency MBS “ refer to RMBS, CMBS and Interest-Only Strips that are not issued or guaranteed by the Agencies; references to “ARMs” refers to adjustable rate mortgages; references to “Interest-Only Strips” refer to interest-only (“IO”) and inverse interest-only (“IIO”) securities issued as part of or collateralized with MBS; references to Residential Whole-Loans and Commercial Whole-Loans (collectively “Whole Loans”) refer to individual mortgage loans secured by single family and commercial properties, respectively.

Note 1 — Organization

Western Asset Mortgage Capital Corporation and Subsidiaries (are referred to throughout this report as the “Company”) is a real estate finance company.  At the Company’s launch in May 2012, its initial investment strategy focused primarily on Agency RMBS (including TBAs as defined herein).  Over time, the Company expanded its investment strategy to include Non-Agency RMBS and subsequently, Agency and Non-Agency CMBS, including Non U.S. CMBS.  In addition, and to a significantly lesser extent, the Company has invested in other securities including certain Agency obligations that are not technically MBS and in asset backed securities (“ABS”).  The Company’s Manager, as defined below, is also actively pursuing investing in Whole-Loans or Whole-Loan securities as set forth in more detail herein and completed its first purchase of these instruments during the quarter ended December 31, 2014.  These changes in the Company’s investment strategy, including future changes, are based on the Manager’s perspective of which mix of portfolio assets it believes provide the Company with the best risk-reward opportunities at any given time.

The Company is externally managed by Western Asset Management Company (“WAM”, or the “Manager”), an investment advisor registered with the Securities and Exchange Commission (“SEC”).  WAM is a wholly-owned subsidiary of Legg Mason, Inc.  The Company operates and has elected to be taxed as a real estate investment trust or “REIT” commencing with its taxable year ended December 31, 2012.

In light of the aforementioned developments and given the Manager’s current market outlook and investment view, while it can be expected that Agency RMBS will continue to be a significant part of the Company’s portfolio, Agency RMBS will not necessarily be our primary investment in the future.  Going forward, the Manager may vary the allocation among various asset classes subject to maintaining the Company’s qualification as a REIT and maintaining its exemption from the Investment Company Act of 1940 (the “1940 Act”).  These restrictions limit the Company’s ability to invest in non-real estate assets and/or assets which are not secured by real estate.  Accordingly, the Company’s portfolio will continue to be principally invested in MBS and other real estate related assets.

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

The consolidated financial statements include the Company’s accounts and those of its consolidated subsidiary.  The consolidated financial statements also include the consolidation of certain trusts that each meet the definition of a variable interest entity (“VIE”) related to the acquisition of Residential Whole-Loans in which the Company has determined itself to be the primary beneficiary of each such trust. Each trust has issued trust certificates to the Company which are collateralized by pools of Residential Whole-Loans held by such trust.  The Company includes the underlying Residential Whole-Loans owned by the trusts in Residential Whole-Loans at fair value on the Consolidated Balance Sheets and has eliminated the intercompany trust certificates in consolidation. The Company records interest income earned on the Residential Whole-Loans in Interest income on the Consolidated Statements of Operations. The Company records the initial underlying assets and liabilities of the consolidated trusts at their fair value upon consolidation into the Company and, as such, a gain or loss would be recorded upon consolidation if appropriate. Upon consolidation of the VIEs, the Company recorded no gain or loss upon consolidation.  Refer to Note 5 - “Variable Interest Entities” for additional information regarding the impact of consolidation of the trusts.  All intercompany amounts between the Company and its subsidiary and consolidated trusts have been eliminated in consolidation.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary have been made to present fairly the Company’s financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with Article 10 of Regulation S-X and the instructions to Form 10-Q. These consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission (“SEC”) on March 16, 2015. The results of operations for the period ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year or any future period.

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

Classification of mortgage-backed securities, other securities and residential and commercial Whole-Loans and valuations of financial instruments

Mortgage-backed securities, other securities and Residential Whole-Loans - Fair value election

The Company has elected the fair value option for all of its MBS, other securities, and Residential and Commercial Whole-Loans at the date of purchase, which permits the Company to measure these securities and Whole-Loans at fair value with the change in fair value included as a component of earnings. In the Manager’s view, this election more appropriately reflects the results of the Company’s operations for a particular reporting period, as financial asset fair value changes are presented in a manner consistent with the presentation and timing of the fair value changes of economic hedging instruments.

Balance Sheet Presentation

The Company’s mortgage-backed securities and other securities purchases and sales are recorded on the trade date, which results in an investment related payable (receivable) for MBS and other securities purchased (sold) for which settlement has not taken place as of the balance sheet date. In addition, the Company’s TBAs which matured but have not settled as of the balance sheet date result in an investment related payable (receivable).  The Company’s MBS, other securities and Whole-Loans are pledged as collateral against borrowings under repurchase agreements.  Other than MBS and other securities which were accounted for as linked transactions through December 31, 2014, described below, the Company’s MBS and other securities are included in Mortgage-backed securities and other securities at fair value and Investment related receivables on the Consolidated Balance Sheets, with the fair value of such MBS and other securities pledged disclosed parenthetically.  Residential and Commercial Whole-Loan purchases and sales are recorded on the settlement date and are included in Residential Whole-Loans at fair value and Commercial Whole-Loans at fair value on the Consolidated Balance Sheets, respectively.

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

Valuation techniques for MBS, Residential and Commercial Whole-Loans and other securities may be based upon models that consider the estimated cash flows of the security or the Whole-Loan. Depending on the asset and the underlying collateral, the primary inputs to the model include yields for Agency To-Be-Announced securities (also known as “TBAs”), Agency MBS, the U.S. Treasury market and floating rate indices such as the London interbank offered rate or LIBOR, the Constant Maturity Treasury rate and the prime rate as a benchmark yield.  In addition, the model may incorporate the current weighted average maturity and additional pool level information such as prepayment speeds, default frequencies and default severities, if applicable. To the extent such inputs are observable and timely, these assets are categorized as Level II of the fair value hierarchy; otherwise, unless alternative pricing information as described above is available, they are categorized as Level III.

While linked transactions, described below, were treated as derivatives for GAAP through December 31, 2014, the securities underlying the Company’s linked transactions were valued using similar techniques to those used for the Company’s securities portfolio. The value of the underlying security was then netted against the carrying amount (which approximates fair value) of the repurchase agreement at the valuation date. Additionally, TBA instruments are similar in substance to the Company’s Agency RMBS portfolio, and the Company therefore estimates fair value based on similar methods.

The Company determines the fair value of derivative financial instruments by obtaining quotes from third party pricing services, whose pricing is subject to review by the Manager’s pricing committee. In valuing its over-the-counter interest rate derivatives, such as swaps and swaptions, and its currency derivatives, such as swaps and forwards, the Company considers the creditworthiness of both the Company and its counterparties, along with collateral provisions contained in each derivative agreement, from the perspective of both the Company and its counterparties. The majority of the Company’s interest rate swaps are cleared through a central clearing house and subject to the clearing house margin requirements. The Company’s agreements with its derivative counterparties also contain netting provisions; however the Company has elected to report its interest rate swaps and swaptions and currency swaps and forwards on a gross basis.  No credit valuation adjustment was made in determining the fair value of interest rate and/or currency derivatives for the periods ended March 31, 2015 and December 31, 2014.

Fair value under GAAP represents an exit price in the normal course of business, not a forced liquidation price. If the Company is forced to sell assets in a short period to meet liquidity needs, the prices it receives can be substantially less than their recorded fair values. Furthermore, the analysis of whether it is more likely than not that the Company will not be required to sell assets in an unrealized loss position before recovery of its amortized cost basis, the amount of such expected required sales, and the projected identification of which assets will be sold is also subject to significant judgment, particularly in times of market illiquidity.

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

The Company generally receives one independent pricing service price for each investment in the Company’s portfolio. The Manager has established a quarterly process to review and validate the pricing received from the independent pricing service and has a process for challenging prices received from the independent pricing service when necessary.  The Company utilizes our Manager’s policies in this regard.  The Company’s and the Manager’s quarterly review of the independent third party pricing data may consist of a review of the daily change in the prices provided by the independent pricing vendor which exceed established tolerances or comparisons to executed transaction prices.  The Manager’s pricing group, which functions independently from its portfolio management personnel, corroborates the price differences or changes in price by comparing the vendor price to alternate sources including other independent pricing services or broker quotations.  If the price change or difference cannot be corroborated, the Manager’s pricing group consults with the portfolio management team for market color in reviewing such pricing data as warranted.  To the extent that the Manager has information, typically in the form of broker quotations that would indicate that a price received from the independent pricing service is outside of a tolerance range, our Manager generally challenges the independent pricing service price.

In addition, to ensure proper fair value hierarchy, The Company and the Manager review the methodology and data used by the third party pricing service to understand whether observable market data is being utilized in the vendor’s pricing methodology.  Generally, this review is conducted annually, however ad-hoc reviews of the pricing methodology and the data does occur.  The review of the assumptive data received from the vendor includes comparing key inputs.  In addition, as part of the Company’s regular review of pricing, the Manager’s pricing group may have informal discussions with the independent pricing vendor regarding their evaluation methodology or the market data utilized in their determination as well as performing back-testing with regard to the sale of securities. The conclusion that a price should be overridden in accordance with the Manager’s pricing methodology may impact the fair value hierarchy of the security for which such price has been adjusted.

Interest income recognition and Impairment

Agency MBS, Non-Agency MBS and other securities, excluding Interest-Only Strips, rated AA and higher at the time of purchase

Interest income on mortgage-backed and other securities is accrued based on the respective outstanding principal balances and corresponding contractual terms. Premiums and discounts associated with Agency MBS, Non-Agency MBS and other securities, excluding Interest-Only Strips, rated AA and higher at the time of purchase, are amortized into interest income over the estimated life of such securities using the effective yield method. Adjustments to premium and discount amortization are made for actual prepayment activity.  The Company estimates prepayments at least quarterly for its securities and, as a result, if prepayments increase (or are expected to increase), the Company will accelerate the rate of amortization on premiums or discounts and make a retrospective adjustment to historical amortization.  Alternatively, if prepayments decrease (or are expected to decrease), the Company will reduce the rate of amortization on the premiums or discounts and make a retrospective adjustment to historical amortization.

The Company’s conversion to a new accounting system in the calculation methodology used to determine the amortization of bond premium as of April 1, 2014, resulted in a cumulative retrospective change in estimate of approximately $1.2 million.  The impact of the change in estimate had no impact on Net income and was limited to an increase of approximately $1.2 million to Interest Income and an equal offsetting reduction to Unrealized gain (loss) on Mortgage-backed securities, other securities and Whole-Loans, net on the Consolidated Statement of Operations for the three months ended June 30, 2014. The Company does not believe the aforementioned change in estimate will have a material impact to subsequent periods.

The Company assesses its Agency MBS, Non-Agency MBS and other securities, excluding Interest-Only Strips, rated AA and higher at the time of purchase, for other-than-temporary impairment on at least a quarterly basis. When the fair value of an investment is less than its amortized cost at the balance sheet date of the reporting period for which impairment is assessed, the impairment is designated as either “temporary” or “other-than-temporary.” In deciding on whether or not a security is other-than-temporarily impaired, the Company considers several factors, including the nature of the investment, communications (if any) from the trustee of securitization regarding the credit quality of the security, the severity and duration of the impairment, the cause of the impairment, and the Company’s intent not to sell the security and whether it is more likely than not that Company will not be required to sell the security until recovery of its amortized cost basis.  An other-than-temporary impairment is deemed to have occurred when there is an adverse change in the expected cash flows (principal or interest) to be received and the fair value of the security is less than its carrying amount. In determining whether an adverse change in cash flows occurred, the present value of the remaining cash flows, as estimated at the initial transaction date (or the last date previously revised), is compared to the present value of the expected cash flows at the current reporting date.  The estimated cash flows reflect those a “market participant” would use and are discounted at a rate equal to the current yield used to accrete interest income. These adjustments are reflected in the Company’s Consolidated Statement of Operations as Other loss on Mortgage-backed securities and other securities.

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

In addition, an other-than-temporary impairment is deemed to have occurred when there is an adverse change in the expected cash flows (principal or interest) to be received and the fair value of the security is less than its carrying amount. In determining whether an adverse change in cash flows occurred, the present value of the remaining cash flows, as estimated at the initial transaction date (or the last date previously revised), is compared to the present value of the expected cash flows at the current reporting date.  The estimated cash flows reflect those a “market participant” would use and are discounted at a rate equal to the current yield used to accrete interest income. These adjustments are reflected in the Company’s Consolidated Statements of Operations as Other loss on Mortgage-backed securities and other securities.

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

Finally, certain of the Company’s MBS and other securities that are in an unrealized loss position at March 31, 2015 are also not considered other-than-temporarily impaired because the Company has no intent to sell these investments, it is more likely than not that the Company will not be required to sell the investment before recovery of its amortized cost basis and the Company is not required to sell the security for regulatory or other reasons.

Residential and Commercial Whole-Loans

The Company records its purchases of Residential and Commercial Whole-Loans as the amount paid to the seller plus any fees paid or less any fees received.  All other costs incurred in connection with acquiring Residential and Commercial Whole-Loans or committing to purchase Residential and Commercial Whole-Loans are charged to expense as incurred. The Company amortizes or accretes any premium or discount over the life of the related loan utilizing the effective interest method, based on the contractual payment terms of the loan. On at least a quarterly basis, the Company evaluates the collectability of both interest and principal of each loan, if circumstances warrant, to determine whether such loan is impaired. A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms. When a loan is impaired, the Company does not record a loss accrual as the Company has elected the fair value option. However, income recognition is suspended for loans at the earlier of the date at which payments become 90-days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired loan is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. A loan is written off when it is no longer realizable and/or legally discharged.

Sales of securities and Whole-Loans

Sales of securities and Whole-Loans are driven by the Company’s portfolio management process. The Company seeks to mitigate risks including those associated with prepayments and will opportunistically rotate the portfolio into securities and/or other assets the Company’s Manager believes have more favorable attributes. Strategies may also be employed to manage net capital gains, which need to be distributed for tax purposes. Realized gains or losses on sales of securities and Whole-Loans, including Agency Interest-Only Strips not characterized as derivatives, are included in the net Realized gain (loss) on sale of Mortgage-backed securities, other securities and Whole-Loans, net line item on the Consolidated Statements of Operations, and are recorded at the time of disposition.  Realized gains losses on Interest-Only Strips which are characterized as derivatives are included in Gain (loss) on derivative instruments, net line item in the Consolidated Statements of Operations.  Prior to January 1, 2015, realized gains or losses on sales of securities which were part of a linked transaction were included in Gain (loss) on linked transactions, net.  The cost of positions sold is calculated using the specific identification method.

Securities in an unrealized loss position at the end of each reporting period are evaluated by the Company’s Manager to determine whether the Company has the intent to sell such securities.  To the extent the Company has no intent as of the end of such reporting period to sell such investments and it is more likely than not that the Company will not be required to sell the investment before recovery of its amortized cost basis, such unrealized loss is included in Unrealized gain (loss) on Mortgage-backed securities, other securities and Whole-Loans, net in the Consolidated Statements of Operations.  Otherwise, when the Company has determined its intent to sell such securities, the unrealized loss is characterized as a realized loss and included in Other loss on Mortgage-backed securities and other securities on the Consolidated Statements of Operations.  The Company has no intent to sell any of its investments in an unrealized loss position at March 31, 2015.

Foreign currency transactions

The Company has and expects to continue to enter into transactions denominated in foreign currency from time to time.  At the date the transaction is recognized, the asset and/or liability will be measured and recorded using the exchange rate in effect at the date of the transaction.  At each balance sheet date, such foreign currency assets and liabilities are re-measured using the exchange rate in effect at the date of the balance sheet, resulting in unrealized foreign currency gains or losses.  Unrealized foreign currency gains or losses on MBS and other assets are recorded in Unrealized gain (loss) on Mortgage-backed securities, other securities and Whole-Loans, net on the Consolidated Statement of Operations. In addition, the Company evaluates whether an other-than-temporary impairment is deemed to have occurred on MBS and other assets denominated in a foreign currency.  Cash flows from MBS and other assets denominated in foreign currencies are received in a foreign currency, and as a result, the Company may incur a loss due to changes in foreign exchange rates even when all contractual cash flows are received.  These adjustments are reflected in the Consolidated Statements of Operations as Other loss on Mortgage-backed securities and other securities.  Unrealized and realized foreign currency gains or losses on borrowings under repurchase agreements are recorded in Interest income on cash balances and other income (loss), net on the Consolidated Statement of Operations. Interest income from investments denominated in a foreign currency and interest expense on borrowings denominated in a foreign currency are recorded at the average rate of exchange during the period.

Variable Interest Entities (“VIEs”)

VIEs are defined as entities in which equity investors either do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support, are unable to direct the entity’s activities or are not exposed to the entity’s losses or entitled to its residual returns. VIEs are required to be consolidated by their primary beneficiary. The primary beneficiary of a VIE is determined to be the party that has both the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. This determination of the requirement to consolidate a VIE and the requirement to disclose information about the Company’s involvement in a VIE can sometimes involve complex and subjective analyses. Ongoing assessments of whether an enterprise is the primary beneficiary of a VIE is required.

Due from counterparties/Due to counterparties

Due from counterparties represents cash posted by the Company with its counterparties as collateral for the Company’s interest rate and/or currency derivative financial instruments, repurchase agreements, and TBAs. Due to counterparties represents cash posted with the Company by its counterparties as collateral under the Company’s interest rate and/or currency derivative financial instruments, repurchase agreements, and TBAs. Included in the due from counterparties and/or due to counterparties are daily variation margin settlement amounts with counterparties which are based on the price movement of the Company’s futures contracts.  In addition, as provided below, Due to counterparties may include non-cash collateral, which the Company has the obligation to return, and which the Company has either sold or pledged. To the extent the Company receives collateral other than cash from its counterparties such assets are not included in the Company’s Consolidated Balance Sheets.  Notwithstanding the foregoing, if the Company either rehypothecates such assets or pledges the assets as collateral pursuant to a repurchase agreement, the cash received and the corresponding liability is reflected on the Consolidated Balance Sheets.

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

GAAP requires an entity to recognize all derivatives as either assets or liabilities and to measure those instruments at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives are classified as either hedges of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge) or hedges of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge).  If the Company does not elect hedge accounting for a derivative instrument, which the Company has not, fair value adjustments are recorded in earnings immediately.

The Company elected not to apply hedge accounting for its derivative instruments.  Accordingly, the Company records, the change in fair value of its derivative instruments, which includes net interest rate swap payments (including accrued amounts) and net currency payments (including accrued amounts) related to interest rate swaps and currency swaps, respectively in Gain (loss) on derivative instruments, net in its Consolidated Statements of Operations. In the Company’s Consolidated Statements of Cash Flows, premiums received and paid on termination of its interest rate swaps, excluding interest rate swaps containing an other-than-insignificant financing element and the unamortized premium of market agreed coupon or MAC interest rate swaps, are included in cash flows from operating activities. Notwithstanding the foregoing, proceeds and payments on settlement of swaptions, mortgage put options, futures contracts and TBAs are included in cash flows from investing activities.  Proceeds and payments on settlement of forward contracts are reflected in cash flows from financing activities in the Company’s Consolidated Statement of Cash Flows.  While payments made at the time of entering MAC interest rate swaps are included in cash flows from investing activities, payments received by the Company upon entering MAC interest rate swaps are included in either cash flows from investing activities or cash flows financing activities, depending on whether or not the derivative instrument includes an other-than-insignificant financing element.  For MAC interest rate swaps containing an other-than-insignificant financing element, all cash flows over the life of the derivative are treated as cash flows from financing activities.  Return and recovery of basis activity for MAC interest rate swaps is included in cash flows from investing activities for swaps not containing an other-than-insignificant financing element in the Company’s Consolidated Statement of Cash Flows.  For Agency and Non-Agency Interest-Only Strips accounted for as derivatives, the purchase, sale and recovery of basis activity is included with MBS and other securities under cash flows from investing activities in the Company’s Consolidated Statement of Cash Flows.

The Company evaluates the terms and conditions of its holdings of Agency and Non-Agency Interest-Only Strips, interest rate swaptions, currency forwards, futures contracts and TBAs to determine if these instruments have the characteristics of an investment or should be considered a derivative under GAAP.  In determining the classification of its holdings of Interest-Only Strips, the Company evaluates the securities to determine if the nature of the cash flows has been altered from that of the underlying mortgage collateral. Generally, Interest-Only Strips for which the security represents a strip off of a mortgage pass through security will be considered a hybrid instrument classified as a MBS investment on the Consolidated Balance Sheets utilizing the fair value option. Alternatively, those Interest-Only Strips, for which the underlying mortgage collateral has been included into a structured security that alters the cash flows from the underlying mortgage collateral, are accounted for as derivatives at fair value. Accordingly, Agency and Non-Agency Interest-Only Strips, interest rate swaptions, currency forwards, futures contracts and TBAs having the characteristics of derivatives are accounted for at fair value with such changes recognized in Gain (loss) on derivative instruments, net in its Consolidated Statements of Operations, along with any interest earned or paid (including accrued amounts). The carrying value of the Agency and Non-Agency Interest-Only Strips, accounted for as derivatives, is included in Mortgage-backed securities on the Consolidated Balance Sheets.  The carrying value of interest rate swaptions, currency forwards, futures contracts and TBAs is included in Derivative assets or Derivative liabilities on the Consolidated Balance Sheets.

The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives.  An embedded derivative is separated from the host contact and accounted for separately when all of the guidance criteria are met.  Hybrid instruments that are remeasured at fair value through earnings, including the fair value option are not bifurcated.  Derivative instruments, including derivative instruments accounted for as liabilities, are recorded at fair value and are re-valued at each reporting date, with changes in the fair value together with interest earned or paid (including accrued amounts) reported in the Gain (loss) on derivatives instruments, net in the Consolidated Statements of Operations. While accounted for as derivative instruments through December 31, 2014, linked transactions, including changes in fair value and interest earned or paid (including accrued amounts) were reported separately in our Consolidated Balance Sheets, Consolidated Statements of Operations and Consolidated Statements of Cash Flows. See “Warrants” below.

Repurchase agreements and Reverse Repurchase agreements

Mortgage-backed securities and other securities sold under repurchase agreements are treated as collateralized financing transactions, unless they meet sales treatment. Securities financed through a repurchase agreement remain on the Company’s Consolidated Balance Sheets as assets and cash received from the lender is recorded in the Company’s Consolidated Balance Sheets as a liability, unless such transaction was accounted for as a linked transaction prior to January 1, 2015, as described below. Interest payable in accordance with repurchase agreements is recorded as accrued interest payable on the Consolidated Balance Sheets.  Interest paid (including accrued amounts) in accordance with repurchase agreements is recorded as interest expense, unless the repurchase agreement was accounted for as a linked transaction prior to January 1, 2015, as described below.  The Company reflects all proceeds from repurchase agreement borrowings and repayment of repurchase agreement borrowings which are not linked transactions, including transactions pertaining to collateral received with respect to certain swap transactions, on a gross basis on the Consolidated Statements of Cash Flows.

The Company may borrow securities under reverse repurchase agreements to deliver a security owned and sold by the Company but pledged to a different counterparty under a separate repurchase agreement when in the Manager’s view terminating the outstanding repurchase agreement is not in the Company’s interest.  Cash paid to the borrower are recorded in the Company’s Consolidated Balance Sheets as an asset.  Interest receivable in accordance with reverse repurchase agreements is recorded as accrued interest receivable on the Consolidated Balance Sheets. The Company reflects all proceeds on reverse repurchase agreement and repayment of reverse repurchase agreement, on a net basis on the Consolidated Statements of Cash Flows.  Upon sale of a pledged security, the Company recognizes an obligation to return the borrowed security on the Consolidated Balance Sheet in Due to Counterparty.  The Company establishes haircuts to ensure the market value of the underlying asset remains sufficient to protect the Company in the event of default by the counterparty.  Realized gains and losses associated with the sale of the security are recognized in Realized gain (loss) on sale of Mortgage-backed securities, other securities and Whole-Loans, net on the Consolidated Statement of Cash flows.

Linked transactions

Prior to January 1, 2015, in instances where the Company acquired a security through a repurchase agreement with the same counterparty from which the security was purchased, the Company evaluated such transaction in accordance with GAAP.  This guidance in effect prior to January 1, 2015 required that if the initial transfer of a financial asset and repurchase financing were entered into contemporaneously with, or in contemplation of, one another such transaction would be considered linked unless all of the criteria found in the guidance were met at the inception of the transaction. If the transaction met all of the conditions, the initial transfer would be accounted for separately from the repurchase financing, and the Company would record the security and the related financing on a gross basis on its Consolidated Balance Sheets with the corresponding interest income and interest expense in the Consolidated Statements of Operations.  If the transaction was determined to be linked, the Company would record the initial transfer and repurchase financing on a net basis and record a forward commitment to purchase the security as a derivative instrument with changes in market value being recorded on the Consolidated Statements of Operations. Such forward commitment was recorded at fair value with subsequent changes through December 31, 2014 in fair value recognized in Gain (loss) on linked transactions, net on its Consolidated Statements of Operations. The Company refers to these transactions as Linked Transactions. Prior to January 1, 2015, when or if a transaction was no longer considered to be linked, the security and related repurchase financing were reported on a gross basis. The unlinking of a transaction caused a realized event in which the fair value of the security as of the date of unlinking, became the cost basis of the security. The difference between the fair value on the unlinking date and the existing cost basis of the security was the realized gain or loss.  Recognition of effective yield for such security was calculated prospectively using the new cost basis.  For linked transactions, the Company reflected purchases and sales of securities within the investing section of the Consolidated Statements of Cash Flows.  Proceeds from repurchase agreements borrowings and repayments of repurchase agreement borrowings were reflected in the financing section of the Consolidated Statements of Cash Flows.  Starting in 2015, GAAP no longer requires the segregation and treatment of linked transactions as derivatives.  Accordingly, starting in January 2015, the Company reports such securities and the corresponding repurchase agreement on a gross basis on its Consolidated Balance Sheets and with the corresponding interest income and interest expense reported in its Consolidated Statements of Operations.  See “Recent accounting pronouncements” for details.

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

The Company may create and elect to treat certain subsidiaries as Taxable REIT Subsidiaries (“TRS”). In general, a TRS may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business. A TRS is subject to U.S. federal, state and local corporate income taxes, and its value may not exceed 25% of the value of the Company. While a TRS may generate net income, a TRS can declare dividends to the Company, which will be included in the Company’s taxable income and necessitate a distribution to its stockholders. Conversely, if the Company retains earnings at the TRS level, no distribution is required and it can increase book equity of the consolidated entity.  As of March 31, 2015, the Company has a single wholly owned subsidiary which it has elected to treat as a TRS.

The Company evaluates uncertain tax positions, if any, and classifies interest and penalties, if any, related to unrecognized tax benefits, if any, as a component of the provision for income taxes.  In addition, the Company evaluates the performance of the TRS each period to determine the need for a provision for income taxes.

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

Accounting standards applicable to emerging growth companies

The JOBS Act contains provisions that relax certain requirements for “emerging growth companies”, which includes the Company. For as long as the Company is an emerging growth company, which may be up to five full fiscal years, unlike other public companies, the Company will not be required to: (i) comply with any new or revised financial accounting standards applicable to public companies until such standards are also applicable to private companies under Section 102(b)(1) of the JOBS Act; (ii) provide an auditor’s attestation report on management’s assessment of the effectiveness of the Company’s system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act; (iii) comply with any new requirements adopted by the PCAOB requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer; or (iv) comply with any new audit rules adopted by the PCAOB after April 5, 2012, unless the SEC determines otherwise. The Company currently takes advantage of some of these exemptions. The Company’s qualification for remaining an emerging growth company under the five full fiscal years expires on December 31, 2017. However, the Company will no longer qualify for such exemption if its gross revenues for any year equals or exceeds $1.0 billion, the Company issues more than $1.0 billion in non-convertible debt during the three previous years, or if the Company is deemed to be a large accelerated filer.

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

Recent accounting pronouncements

Accounting Standards Adopted in 2015

In April 2014, the Financial Accounting Standards Board issued updated guidance that changes the requirements for reporting discontinued operations.  Under the new guidance, a discontinued operation is defined as a disposal of a component of an entity or group of components of an entity that is disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.  The guidance is effective prospectively as of the first quarter of 2015 for a public company and for certain non-for-profit entities, with early adoption permitted for new disposals or new classifications as held-for-sale.  The guidance is effective for other entities for annual periods beginning on or after December 15, 2014 and interim periods within annual periods beginning on or after December 15, 2015. The new guidance does not have a material impact on the Company’s consolidated financial statements.

In June 2014, the Financial Accounting Standards Board issued guidance that changes the accounting for repurchase-to-maturity transactions and repurchase financing arrangements. The new guidance aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements. These transactions would all be accounted for as secured borrowings. The guidance eliminates sale accounting for repurchase-to-maturity transactions and supersedes the guidance under which a transfer of a financial asset and a contemporaneous repurchase financing could be accounted for on a combined basis as a forward agreement, which has resulted in outcomes referred to as off-balance-sheet accounting.  In addition, the guidance requires additional disclosures. The guidance for a public company is effective for the first interim or annual period beginning after December 15, 2014.  Other entities may elect to apply the requirements for interim periods beginning after December 31, 2014.  Certain disclosures under this guidance do not take effect for a public company until the first period beginning after March 15, 2015 and do not take effect for other companies beginning for annual periods beginning after December 31, 2014 and for interim periods beginning after December 15, 2015.  Through December 31, 2014, the Company accounted for certain transfers as forward agreements under the previous guidance, which were classified as linked transactions.  The new guidance requires the Company to record these transfers as secured borrowings. The implementation of the new guidance resulted in an increase to Mortgage-backed securities and other securities, at fair value of approximately $52.5 million, an increase in Borrowings under repurchase agreements of approximately $31.9 million and a decrease in Linked transactions, net, at fair value of approximately $20.6 million in the Company’s Consolidated Balance Sheets as of January 1, 2015.  In addition, the implementation of the new guidance resulted in a cumulative-effect adjustment of zero to retained earnings as of January 1, 2015.

Accounting Standards to be Adopted in Future Periods

In August 2014, the Financial Accounting Standards Board issued guidance that will require an entity’s management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. According to the new guidance, substantial doubt exists when conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date the financial statements are issued. The term “probable” is used consistently with its current use in U.S. GAAP for loss contingencies. Disclosures will be required if conditions give rise to substantial doubt about the entity’s ability to continue as a going concern, including whether management’s plans that are intended to mitigate those conditions will alleviate the substantial doubt when implemented. The guidance is effective for annual periods ending after December 15, 2016. The effective date is the same for both public companies and all other entities.  Early application is permitted. The Company’s first assessment under the new guidance will be completed for the year ending December 31, 2016.

In January 2015, the FASB issued guidance to simplify income statement presentation by eliminating the concept of extraordinary items. U.S. GAAP currently requires that a company separately classify, disclose and present extraordinary events and transactions. The guidance eliminates the concept of extraordinary items from U.S. GAAP.  Under the existing guidance, an entity is required to separately disclose extraordinary items, net of tax, in the income statement after income from continuing operations if an event or transaction is of an unusual nature and occurs infrequently. This separate, net-of-tax presentation (and corresponding earnings per share impact) will no longer be allowed. The existing requirement to separately present items that are of an unusual nature or occur infrequently on a pre-tax basis within income from continuing operations has been retained. The new guidance also requires similar separate presentation of items that are both unusual and infrequent. The standard is effective for periods beginning after December 15, 2015. The effective date is the same for both public companies and all other entities.  Early adoption is permitted, but only as of the beginning of the fiscal year of adoption. Upon adoption, a reporting entity may elect prospective or retrospective application. If adopted prospectively, both the nature and amount of any subsequent adjustments to previously reported extraordinary items must be disclosed.  The Company has not elected to early adopt this guidance.  The new guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2015, the FASB issued guidance to simplify and reduce the number of consolidation models through the elimination of an indefinite deferral for certain entities and by placing more emphasis on risk of loss when determining a controlling financial interest.  The guidance affects reporting entities that are required to evaluate whether they should consolidate certain legal entities.  All legal entities are subject to reevaluation under the revised consolidation model.  The standard is effective for a public company for fiscal years, and for interim periods within fiscal years beginning after December 15, 2015.  The standard is effective for other entities for fiscal years beginning after December 31, 2016, and for interim periods beginning after December 15, 2017.  Early adoption is permitted, including adoption in an interim period.  If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period.  The Company has not elected to early adopt this guidance.  The Company is currently assessing the impact that this guidance will have on its consolidated financial statements when adopted.

In April 2015, the FASB issued guidance to amend the presentation of debt issuance cost related to a recognized debt liability. Under the new guidance, the debt issuance costs will be presented in the balance sheet as a direct deduction from the carrying amount of the recognized debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected under the new guidance. The standard is effective for a public company for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.  The standard is effective for other entities for the fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016.  Early adoption is permitted. The guidance should be applied on a retrospective basis. The balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon adoption, an entity is required to comply with the applicable disclosures for a change in an accounting principle. These disclosures include the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items (i.e., debt issuance cost asset and the debt liability).  The Company has not elected to early adopt this guidance.  The new guidance is not expected to have a material impact on the Company’s consolidated financial statements.

Note 3 — Fair Value of Financial Instruments

Fair Value Accounting Elections

The Company’s MBS and other securities are designated as available-for-sale and the Company has elected the fair value option for all of its MBS and other securities.  In addition, the Company has designated its Residential and Commercial Whole-Loans as held-for-investment and has elected the fair value option.  As a result, all changes in the fair value of MBS, other securities and Residential and Commercial Whole-Loans are reflected in the results of operations.

Financial Instruments carried at Fair Value

The following tables present the Company’s financial instruments carried at fair value as of March 31, 2015 and December 31, 2014, based upon the valuation hierarchy (dollars in thousands):

	March 31, 2015
	Fair Value
	Level I	Level II	Level III	Total
Assets
Agency RMBS:
20-Year mortgage	$—	$1,253,634	$—	$1,253,634
30-Year mortgage	—	1,461,564	—	1,461,564
Agency RMBS Interest-Only Strips	—	177,076	—	177,076
Agency and Non-Agency Interest-Only Strips accounted for as derivatives, included in MBS	—	77,159	4,195	81,354
Non-Agency RMBS	—	362,252	227,695	589,947
Agency and Non-Agency CMBS	—	322,361	143,591	465,952
Other securities	—	102,166	23,400	125,566
Residential Whole-Loans	—	—	17,860	17,860
Commercial Whole-Loan	—	—	8,900	8,900
Subtotal	—	3,756,212	425,641	4,181,853

Derivative assets	1,043	118,509	—	119,552
Total	$1,043	$3,874,721	$425,641	$4,301,405

Liabilities
Derivative liabilities	$1,857	$275,830	$—	$277,687
Total	$1,857	$275,830	$—	$277,687

	December 31, 2014
	Fair Value
	Level I	Level II	Level III	Total
Assets
Agency RMBS:
20-Year mortgage	$—	$1,120,031	$—	$1,120,031
30-Year mortgage	—	1,790,219	—	1,790,219
Agency RMBS Interest-Only Strips	—	188,506	—	188,506
Agency and Non-Agency Interest-Only Strips accounted for as derivatives, included in MBS	—	83,773	4,456	88,229
Non-Agency RMBS	—	490,093	176,479	666,572
Agency and Non-Agency CMBS	—	320,171	103,069	423,240
Other securities	—	101,523	7,403	108,926
Residential Whole-Loans	—	—	7,220	7,220
Subtotal	—	4,094,316	298,627	4,392,943

Derivative assets	451	72,805	—	73,256
Non-Agency RMBS linked transactions	—	—	1,596	1,596
Non-Agency CMBS linked transactions, including Non U.S.	—	—	16,152	16,152
Other securities linked transactions	—	—	2,879	2,879
Total	$451	$4,167,121	$319,254	$4,486,826

Liabilities
Derivative liabilities	$1,191	$179,089	$—	$180,280
Total	$1,191	$179,089	$—	$180,280

The following tables present additional information about the Company’s financial instruments which are measured at fair value on a recurring basis for which the Company has utilized Level III inputs to determine fair value:

	Mortgage-backed securities and other securities
$ in thousands	Three months ended March 31, 2015	Three months ended March 31, 2014
Beginning balance	$291,407	$15,681
Fair value of securities previously accounted for as linked transactions	52,484	—
Transfers into Level III from Level II	5,357	19,468
Transfers from Level III into Level II	—	—
Purchases	101,710	19,854
Sales and settlements	(49,724)	—
Principal repayments	(2,345)	—
Total net gains / (losses) included in net income
Realized gains/(losses), net	4,470	—
Other loss on Mortgage-backed securities	(1,194)	—
Unrealized gains/(losses), net(1)	130	1,514
Premium and discount amortization, net	(3,414)	(76)
Ending balance	$398,881	$56,441

(1)         For Mortgage-backed securities and other securities classified as Level III at March 31, 2015 and March 31, 2014, the Company recorded gross unrealized gains of approximately $6.9 million and $1.6 million and gross unrealized losses of approximately $6.7 million and $215 thousand, respectively. These gains and losses are included in Unrealized gain (loss) on Mortgage-backed securities, other securities and whole-loans, net on the Consolidated Statements of Operations.

	Residential Whole-Loans
$ in thousands	Three months ended March 31, 2015	Three months ended March 31, 2014
Beginning balance	$7,220	$—
Transfers into Level III from Level II	—	—
Transfers from Level III into Level II	—	—
Purchases	10,460	—
Sales and settlements	—	—
Principal repayments	(20)	—
Total net gains / (losses) included in net income
Realized gains/(losses), net	—	—
Other loss on Mortgage-backed securities	—	—
Unrealized gains/(losses), net(1)	246	—
Premium and discount amortization, net	(46)	—
Ending balance	$17,860	$—

(1)         For Residential Whole-Loans classified as Level III at March 31, 2015 and March 31, 2014, the Company recorded gross unrealized gains of approximately $246 and $0and gross unrealized losses of approximately $0 and $0, respectively. These gains and losses are included in Unrealized gain (loss) on Mortgage-backed securities, other securities and whole-loans, net on the Consolidated Statements of Operations.

Commercial Whole-Loan
$ in thousands	Three months ended March 31, 2015	Three months ended March 31, 2014
Beginning balance	$—	$—
Transfers into Level III from Level II	—	—
Transfers from Level III into Level II	—	—
Purchases	8,750	—
Sales and settlements	—	—
Principal repayments	—	—
Total net gains / (losses) included in net income
Realized gains/(losses), net	—	—
Other loss on Mortgage-backed securities	—	—
Unrealized gains/(losses), net(1)	150	—
Premium and discount amortization, net	—	—
Ending balance	$8,900	$—

(1)         For Commercial Whole-Loans classified as Level III at March 31, 2015 and March 31, 2014, the Company recorded gross unrealized gains of approximately $150 and $0and gross unrealized losses of approximately $0 and $0, respectively. These gains and losses are included in Unrealized gain (loss) on Mortgage-backed securities, other securities and whole-loans, net on the Consolidated Statements of Operations.

Transfers between hierarchy levels during operations for the three months ended March 31, 2015 and March 31, 2014 were based on the lack of availability of sufficient observable inputs to meet Level II versus Level III criteria.  The leveling of these assets were based on information received from a third party pricing service which utilized significant unobservable inputs, along with the back-testing of historical sales transactions performed by the Manager.

The Company primarily utilizes an independent third party pricing service as the main source for valuing the Company’s assets.  All valuations received from independent pricing services are non-binding.  The Company generally receives one independent pricing service price for each investment in its portfolio.  The Manager has established a process to review and validate the pricing received from the independent pricing service on a quarterly basis and has a process for challenging prices received from the independent pricing service when necessary.  The Company utilizes its Manager’s policies in this regard.  The Company’s and the Manager’s quarterly review of the independent third party pricing data may consist of a review of the daily change in the prices provided by the independent pricing vendor which exceed established tolerances or comparisons to executed transaction prices.  The Manager’s pricing group, which functions independently from its portfolio management personnel, corroborates the price differences or changes in price by comparing the vendor price to alternate sources including other independent pricing services or broker quotations.  If the price change or difference cannot be corroborated, the Manager’s pricing group consults with the portfolio management team for market color in reviewing such pricing data as warranted.  To the extent that the Manager has information, typically in the form of broker quotations that would indicate that a price received from the independent pricing service is outside of a tolerance range, the Manager generally challenges the independent pricing service price.  In addition, to ensure proper fair value hierarchy, the Company and the Manager review the methodology used by the third party pricing service to understand whether observable market data is being utilized in the vendor’s pricing methodology.  Such review is conducted no less than annually.  In addition, as part of the Company’s regular review of pricing, the Manager’s pricing group may throughout the year have incremental discussions with the independent pricing vendor regarding their evaluation methodology or the market data utilized in their determination as well as performing back testing with regard to the sale of certain assets.

Other Fair Value Disclosures

Due from counterparties and Due to counterparties on the Company’s Consolidated Balance Sheets are reflected at cost which approximates fair value.

The fair value of the repurchase agreements is based on an expected present value technique. This method discounts future estimated cash flows using rates the Company determined best estimate current market interest rates that would be offered for loans with similar characteristics and credit quality. The use of different market assumptions or estimation methodologies could have a material effect on the fair value amounts. At March 31, 2015, the Company’s borrowings under repurchase agreements had a fair value of approximately $3.7 billion and a carrying value of approximately $3.6 billion.  At March 31, 2015, the Company’s receivable under reverse repurchase agreements had a fair value of approximately $65.7 million and a carrying value of approximately $65.7 million. Inputs used to arrive at the fair value of the repurchase agreement borrowings and receivables under reverse repurchase agreements are generally observable, and therefore, they would be considered a Level II fair value measurement.

Note 4 — Mortgage-Backed Securities and other securities

The following tables present certain information about the Company’s investment portfolio at March 31, 2015 and December 31, 2014 (dollars in thousands).  Real estate securities and other securities that are accounted for as a component of linked transactions as of December 31, 2014 are not reflected in the tables set forth in this note. See Note 9 for further details.

	March 31, 2015
	Principal Balance	Unamortized Premium (Discount), net	Discount Designated as Credit Reserve and OTTI	Amortized Cost	Unrealized Gain (Loss), net	Estimated Fair Value	Net Weighted Average Coupon (1)
Agency RMBS:
20-Year mortgage	$1,175,860	$62,627	$—	$1,238,487	$15,147	$1,253,634	3.6%
30-Year mortgage	1,332,205	105,081	—	1,437,286	24,278	1,461,564	4.2%
Agency RMBS Interest-Only Strips	N/A	N/A	N/A	169,370	7,706	177,076	3.9	%(2)
Agency and Non-Agency Interest-Only Strips, accounted for as derivatives (3)	N/A	N/A	N/A	N/A	N/A	81,354	2.8	%(2)
Non-Agency RMBS	653,715	(10,198)	(151,659)	491,858	8,307	500,165	3.9%
Non-Agency RMBS Interest- Only Strips	N/A	N/A	N/A	76,404	13,378	89,782	6.2	%(2)
Agency and Non-Agency CMBS	497,834	(26,392)	(10,176)	461,266	995	462,261	5.5%
Agency CMBS Interest-Only Strips	N/A	N/A	N/A	3,475	216	3,691	4.4	%(2)
Other securities (4)	118,861	1,231	(2,057)	125,741	(175)	125,566	5.2%
Total	$3,778,475	$132,349	$(163,892)	$4,003,887	$69,852	$4,155,093	4.1%

	December 31, 2014
	Principal Balance	Unamortized Premium (Discount), net	Discount Designated as Credit Reserve and OTTI	Amortized Cost	Unrealized Gain (Loss), net	Estimated Fair Value	Net Weighted Average Coupon (1)
Agency RMBS:
20-Year mortgage	$1,054,864	$56,616	$—	$1,111,480	$8,551	$1,120,031	3.6%
30-Year mortgage	1,657,640	127,876	—	1,785,516	4,703	1,790,219	4.1%
Agency RMBS Interest-Only Strips	N/A	N/A	N/A	178,162	10,344	188,506	4.0	%(2)
Agency and Non-Agency Interest-Only Strips, accounted for as derivatives (3)	N/A	N/A	N/A	N/A	N/A	88,229	2.9	%(2)
Non-Agency RMBS	759,068	6,941	(178,883)	587,126	9,791	596,917	3.6%

Non-Agency RMBS Interest- Only Strips	N/A	N/A	N/A	61,144	8,511	69,655	6.1	%(2)
Agency and Non-Agency CMBS	449,617	(31,216)	(3,124)	415,277	3,848	419,125	5.3%
Agency CMBS Interest-Only Strips	N/A	N/A	N/A	4,017	98	4,115	4.8	%(2)
Other securities (4)	102,323	699	—	110,425	(1,499)	108,926	4.6%
Total	$4,023,512	$160,916	$(182,007)	$4,253,147	$44,347	$4,385,723	4.0%

(1)Net weighted average coupon as of March 31, 2015 and December 31, 2014 is presented, net of servicing and other fees.

(2) Interest-Only Strips and Interest-Only Strips accounted for as derivatives have no principal balances and earn contractual interest based on a notional balance. The notional balance is used solely to determine interest distributions on interest-only class of securities.

(3)Interest on these securities is reported as a component of Gain (loss) on derivative instruments, net on the Consolidated Statements of Operations.

(4) Other securities includes residual interests in asset-backed securities which have no principal balance and an amortized cost of approximately $7.7 million and $7.4 million as of March 31, 2015 and December 31, 2014, respectively.

As of March 31, 2015 and December 31, 2014 the weighted average expected remaining term to the expected maturity of the MBS and other securities investment portfolio, excluding linked transactions was 6.9 years and 6.7 years, respectively.

The components of the carrying value of the Company’s real estate securities and other securities are as follows (dollars in thousands):

	March 31, 2015	December 31, 2014
Principal balance	$3,778,475	$4,023,512
Amortized cost of Interest-Only Strips and residual interests	256,955	250,726
Carrying value of Agency and Non-Agency Interest-Only Strips accounted for as derivatives	81,354	88,229
Unamortized premium	198,810	218,561
Unamortized discount	(66,461)	(57,645)
Discount designated as Credit Reserve and OTTI	(163,892)	(182,007)
Gross unrealized gains	92,241	75,444
Gross unrealized losses	(22,389)	(31,097)
Fair value	$4,155,093	$4,385,723

The following tables present the changes in the components of the Company’s purchase discount and amortizable premium on its Non-Agency RMBS, Non-Agency CMBS and other securities for the three months ended March 31, 2015 and March 31, 2014 (dollars in thousands):

	Three months ended March 31, 2015
	Discount Designated as Credit Reserve and OTTI	Accretable Discount(1)	Amortizable Premium(1)(2)
Balance at beginning of period(3)	$(184,327)	$(107,197)	$86,815
Accretion of discount	—	5,154	—
Amortization of premium	—	—	(2,728)
Realized credit losses	2,668	—	—
Purchases	(30,587)	(48,298)	2,057
Sales	53,815	36,852	(9,946)
Net impairment losses recognized in earnings	(3,529)	—	—
Transfers/release of credit reserve	(1,932)	1,687	245
Balance at end of period	$(163,892)	$(111,802)	$76,443

(1)   Together with coupon interest, accretable purchase discount and amortizable premium is recognized as interest income over the life of the security.

(2)   Subsequent reductions in the non-accretable discount results in a corresponding reduction in the amortizable premium.

(3)   Included in the beginning balance are mortgage-backed securities and other securities with discount designated as credit reserve and OTTI of approximately $2.3 million, accretable discount of approximately $1.4 million and amortizable premium of approximately $4.6 million which were previously accounted for as linked transactions through December 31, 2014.

	Three months ended March 31, 2014
	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)	Amortizable Premium(1)(2)
Balance at beginning of period	$(79,898)	$(71,295)	$20,625
Accretion of discount	—	5,256	—
Amortization of premium	—	—	(3,469)
Realized credit losses	695	—	—
Purchases	(19,727)	(5,681)	6,683
Sales	14,719	21,971	—
Net impairment losses recognized in earnings	(477)	—	—
Unlinking of Linked Transactions	(13,889)	(297)	32,132
Transfers/release of credit reserve	1,628	(3,870)	2,242
Balance of end of period	$(96,949)	$(53,916)	$58,213

(1)         Together with coupon interest, accretable purchase discount and amortizable premium is recognized as interest income over the life of the security.

(2)         Subsequent reductions in the non-accretable discount results in a corresponding reduction in the amortizable premium.

The following tables present the fair value and contractual maturities of the Company’s securities portfolio at March 31, 2015 and December 31, 2014 (dollars in thousands):

	March 31, 2015
	< or equal to 10 years	> 10 years and < or equal to 20 years	> 20 years and < or equal to 30 years	> 30 years	Total
Agency RMBS:
20-Year mortgage	$—	$1,253,634	$—	$—	$1,253,634
30-Year mortgage	—	—	1,461,564	—	1,461,564
Agency RMBS Interest-Only Strips	—	48,754	128,322	—	177,076
Agency and Non-Agency Interest-Only Strips, accounted for as derivatives	—	16,007	48,318	17,029	81,354
Non-Agency RMBS	17	39,295	145,397	315,456	500,165
Non-Agency RMBS Interest- Only Strips	—	1,096	22,596	66,090	89,782
Agency and Non-Agency CMBS	71,596	68,970	73,589	248,106	462,261
Agency CMBS Interest-Only Strips	3,691	—	—	—	3,691
Other securities	76,876	7,894	27,445	13,351	125,566
Total	$152,180	$1,435,650	$1,907,231	$660,032	$4,155,093

	December 31, 2014
	< or equal to 10 years	> 10 years and < or equal to 20 years	> 20 years and < or equal to 30 years	> 30 years	Total
Agency RMBS:
20-Year mortgage	$—	$1,120,031	$—	$—	$1,120,031
30-Year mortgage	—	—	1,790,219	—	1,790,219
Agency RMBS Interest-Only Strips	—	52,975	135,531	—	188,506
Agency and Non-Agency Interest-Only Strips, accounted for as derivatives	—	17,123	53,452	17,654	88,229
Non-Agency RMBS	22	26,632	193,852	376,411	596,917
Non-Agency RMBS Interest- Only Strips	—	—	30,217	39,438	69,655
Agency and Non-Agency CMBS	43,286	52,135	82,055	241,649	419,125
Agency CMBS Interest-Only Strips	4,115	—	—	—	4,115
Other securities	65,128	—	36,395	7,403	108,926
Total	$112,551	$1,268,896	$2,321,721	$682,555	$4,385,723

The following tables present the gross unrealized losses and estimated fair value of the Company’s MBS and other securities by length of time that such securities have been in a continuous unrealized loss position at March 31, 2015 and December 31, 2014 (dollars in thousands):

	March 31, 2015
	Less than 12 Months			12 Months or More			Total
		Unrealized	Number of		Unrealized	Number of		Unrealized	Number of
	Fair Value	Losses	Securities	Fair Value	Losses	Securities	Fair Value	Losses	Securities
Agency RMBS:
20-Year mortgage	$288,806	$(1,211)	28	$114,022	$(1,128)	13	$402,828	$(2,339)	41
30-Year mortgage	49,778	(298)	16	485,103	(6,416)	94	534,881	(6,714)	110
Agency RMBS Interest-Only Strips	50,366	(2,135)	16	—	—	—	50,366	(2,135)	16
Non-Agency RMBS	120,763	(1,501)	21	11,030	(141)	2	131,793	(1,642)	23
Agency and Non-Agency CMBS	120,018	(7,973)	22	—	—	—	120,018	(7,973)	22
Other securities	50,191	(1,586)	4	—	—	—	50,191	(1,586)	4
Total	$679,922	$(14,704)	107	$610,155	$(7,685)	109	$1,290,077	$(22,389)	216

	December 31, 2014
	Less than 12 Months			12 Months or More			Total
		Unrealized	Number of		Unrealized	Number of		Unrealized	Number of
	Fair Value	Losses	Securities	Fair Value	Losses	Securities	Fair Value	Losses	Securities
Agency RMBS:
20-Year mortgage	$1,475	$(10)	1	$422,287	$(5,426)	54	$423,762	$(5,436)	55
30-Year mortgage	2,893	(93)	5	882,482	(18,358)	126	885,375	(18,451)	131
Agency RMBS Interest-Only Strips	20,756	(587)	11	—	—	—	20,756	(587)	11
Non-Agency RMBS	112,505	(1,090)	20	11,564	(149)	2	124,069	(1,239)	22
Non-Agency RMBS Interest- Only Strips	5,081	(411)	1	—	—	—	5,081	(411)	1
Agency and Non-Agency CMBS	173,139	(1,716)	34	—	—	—	173,139	(1,716)	34
Other securities	62,345	(3,257)	6	—	—	—	62,345	(3,257)	6
Total	$378,194	$(7,164)	78	$1,316,333	$(23,933)	182	$1,694,527	$(31,097)	260

At March 31, 2015, the Company did not intend to sell any of its MBS and other securities that were in an unrealized loss position, and it is “more likely than not” that the Company will not be required to sell these MBS and other securities before recovery of their amortized cost basis, which may be at their maturity.

The Company assesses its Agency MBS, Non-Agency MBS and other securities, excluding Interest-Only Strips, rated AA and higher at the time of purchase, for other-than-temporary impairment on at least a quarterly basis. When the fair value of an investment is less than its amortized cost at the balance sheet date of the reporting period for which impairment is assessed, the impairment is designated as either “temporary” or “other-than-temporary.” In deciding on whether or not a security is other-than-temporarily impaired, the Company considers several factors, including the nature of the investment, communications (if any) from the trustee of securitization regarding the credit quality of the security, the severity and duration of the impairment, the cause of the impairment, and the Company’s intent not to sell the security and that it is more likely than not that the Company will not be required to sell the security until recovery of its amortized cost.  In addition, an other-than-temporary impairment is deemed to have occurred when there is an adverse change in the expected cash flows (principal or interest) to be received and the fair value of the security is less than its carrying amount.  In determining whether an adverse change in cash flows occurred, the present value of the remaining cash flows, as estimated at the initial transaction date (or the last date previously revised), is compared to the present value of the expected cash flows at the current reporting date.  The estimated cash flows reflect those a “market participant” would use and are discounted at a rate equal to the current yield used to accrete interest income.  These adjustments are reflected in the Company’s Consolidated Statement of Operations as Other loss on Mortgage-backed securities and other securities.

For Non-Agency MBS and other securities rated below AA at the time of purchase and Agency and Non-Agency Interest-Only Strips, excluding Interest-Only Strips classified as derivatives, an other-than-temporary impairment is deemed to have occurred when there is an adverse change in the expected cash flows (principal or interest) to be received and the fair value of the beneficial interest is less than its carrying amount.  Other than for “plain-vanilla” variable rate Non-Agency MBS, the Company does not bifurcate the loss between credit loss and loss attributed to change in interest rates, therefore, the entire loss is recorded as other-than-temporary. These adjustments are reflected in the Company’s Consolidated Statement of Operations as Other loss on Mortgage-backed securities and other securities. In determining whether an adverse change in cash flows occurred, the present value of the remaining cash flows, as estimated at the initial transaction date (or the last date previously revised), is compared to the present value of the expected cash flows at the current reporting date.  The estimated cash flows reflect those a “market participant” would use and are discounted at a rate equal to the current yield used to accrete interest income. If an other-than-temporary impairment is recognized as a result of this analysis, the yield is maintained at the current accretion rate. The last revised estimated cash flows are then used for future impairment analysis purposes.  The Company’s prepayment speed estimate was the primary assumption used to determine other-than temporary-impairments for Interest-Only Strips, excluding Agency and Non-Agency Interest-Only Strips accounted for as derivatives, for the three months ended March 31, 2015 and March 31, 2014.

With respect to the Company’s securities portfolio, OTTI is generally recorded when the credit quality of the underlying collateral deteriorates and or the schedule payments are faster than previously projected.  The credit deterioration could be as a result of, but not limited to increased projected realized losses, foreclosures, delinquencies and the likelihood of the borrower being able to make payments in the future.  Generally, a prepayment occurs when a loan has a higher interest rate relative to current interest rates and lenders are willing to extend credit at the lower current interest rate.  The Company recorded other-than-temporary impairments on its securities portfolio for the three months ended March 31, 2015 and March 31, 2014 of approximately $4.7 million and approximately $1.7 million, respectively.  The Company recorded other-than-temporary-impairments for the three months ended March 31, 2015 and March 31, 2014 of approximately $1.1 million and approximately $1.2 million, respectively, for Agency RMBS Interest-Only Strips.  The Company recorded approximately $2.7 million and approximately $477 thousand of other-than-temporary impairments for the three months ended March 31, 2015 and March 31, 2014, respectively for Non-Agency RMBS.  The Company recorded approximately $599 thousand and $0 of other-than-temporary-impairments for the three months ended March 31, 2015 and March 31, 2014, respectively for Non-Agency CMBS.  In addition, the Company recorded approximately $263 thousand and $0 of other-than-temporary-impairments for the three months ended March 31, 2015 and March 31, 2014, respectively for other securities. Other-than-temporary-impairments are reported as Other loss on Mortgage-backed securities and other securities in the Company’s Consolidated Statement of Operations.

The Company has made investments in certain Non-Agency RMBS inverse floaters. These securities’ coupon rates have an inverse relationship to a benchmark rate.  When the benchmark interest rate increases the coupon payment rate will decrease because the benchmark interest rate is deducted from the coupon payment.  The Company has generally purchased these securities at a premium.  Accelerated prepayments on these bonds could result in an economic loss, as the Company would not recover the upfront premium.  The premiums are amortized into income using the effective interest rate method.  As of March 31, 2015 and March 31, 2014, the Company held $90.0 million and $76.1 million, respectively, in Non-Agency RMBS inverse floaters.

The following tables present components of interest income on the Company’s MBS and other securities (dollars in thousands):

	For the three months ended March 31, 2015
	Coupon	Net (Premium Amortization/ Amortization Basis) Discount	Interest
	Interest	Amortization	Income
Agency RMBS	$37,451	$(15,407)	$22,044
Non-Agency RMBS	11,869	(2,427)	9,442
Agency and Non-Agency CMBS	6,902	575	7,477
Other securities	1,267	431	1,698
Total(1)	$57,489	$(16,828)	$40,661

(1)         Interest income on the Consolidated Statements of Operations includes coupon interest, net premium amortization and interest income of $117 thousand, $(46) thousand and $71 thousand on residential whole-loans, respectively and coupon interest, net premium amortization and interest income of $74 thousand, $0 and $74 thousand on commercial whole-loans.

	For the three months ended March 31, 2014
	Coupon	Net (Premium Amortization/ Amortization Basis) Discount	Interest
	Interest	Amortization	Income
Agency RMBS	$29,774	$(12,063)	$17,711
Non-Agency RMBS	4,365	637	5,002
Agency and Non-Agency CMBS	47	177	224
Other securities	392	101	493
Total	$34,578	$(11,148)	$23,430

The following tables present the sales of the Company’s MBS and other securities (dollars in thousands):

	For the three months ended March 31, 2015
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Agency RMBS (1)	$301,732	$288	$(2,897)	$(2,609)
Non-Agency RMBS	207,594	9,761	(174)	9,587
Agency and Non-Agency CMBS	27,543	488	—	488
Total	$536,869	$10,537	$(3,071)	$7,466

(1)         Includes gross realized gains of $(2) thousand for Agency Interest-Only Strips, accounted for as derivatives, as a result of the settlement of prior year sales in January 2015.

	For the three months ended March 31, 2014
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Agency RMBS (1)	$13,287	$16	$(869)	$(853)
Non-Agency RMBS	103,176	4,235	(535)	3,700
Total	$116,463	$4,251	$(1,404)	$2,847

(1)         Includes proceeds for Agency Interest-Only Strips, accounted for as derivatives, of approximately $11.2 million and gross realized losses of $869 thousand.

Note 5 — Variable Interest Entities

The Company consolidates a VIE when it is determined that the Company is the primary beneficiary of such VIE.  The Company determined that it was the primary beneficiary of a number of trusts because it was involved in certain aspects of the design of each trust, has certain oversight rights on defaulted Residential Whole-Loans and has other significant decision making powers. In addition, the Company has the obligation to absorb losses and right to receive benefits from the trusts that could potentially be significant to the trusts. The Company assesses modifications to VIEs on an ongoing basis to determine if a significant reconsideration event has occurred that would change the Company’s initial consolidation assessment.  The consolidated trusts include 67 performing Residential Whole-Loans which had no evidence of deteriorated credit quality upon consolidation.  The following table presents a summary of the assets and liabilities of the Residential Whole-Loan trusts included in the Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014 (dollars in thousands).  Intercompany balances have been eliminated for purposes of this presentation.

	March 31, 2015	December 31, 2014
Residential Whole-Loans, at fair value	$17,860	$7,220
Accrued interest receivable	132	40
Total assets	$17,992	$7,260
Accounts payable and accrued expenses	$54	$153
Total liabilities	$54	$153

The Company’s risk with respect to its investment in each trust is limited to its direct ownership in the trust. The Residential Whole-Loans held by the consolidated trusts are held solely to satisfy the liabilities of the trust, and creditors of the trust have no recourse to the general credit of the Company for the trust certificates issued by the trusts. The assets of a consolidated trust can only be used to satisfy the obligations of that trust. The Company is not contractually required and has not provided any additional financial support to the trusts for the three months ended March 31, 2015.  The Company did not deconsolidate any trusts during the three months ended March 31, 2015.

The following table presents in the components of the carrying value of Residential Whole-Loans as of March 31, 2015 and December 31, 2014 (dollars in thousands):

	March 31, 2015	December 31, 2014
Principal balance	$17,244	$7,034
Unamortized premium	298	111
Unamortized discount	(22)	(18)
Gross unrealized gains	340	94
Gross unrealized losses	—	(1)
Fair value	$17,860	$7,220

The following tables present certain information about the Company’s Residential Whole-Loans investment portfolio at March 31, 2015 and December 31, 2014 (dollars in thousands):

	March 31, 2015
Current Coupon Rate	Number of Loans	Principal Balance	Weighted Average Loan to Value	Weighted Average FICO Score(1)	Weighted Average Life to Maturity (years)	Weighted Average Coupon Rate
4.01– 5.00%	8	$3,774	63.3%	745	3.9	4.6%
5.01 – 6.00%	54	12,408	52.8%	737	1.5	5.3%
6.01 – 7.00%	4	842	70.4%	668	4.6	6.3%
7.01 – 8.00%	1	220	74.8%	665	1.9	7.5%
Total	67	$17,244	56.2%	734	2.2	5.2%

	December 31, 2014
Current Coupon Rate	Number of Loans	Principal Balance	Weighted Average Loan to Value	Weighted Average FICO Score(1)	Weighted Average Life to Maturity (years)	Weighted Average Coupon Rate
4.01– 5.00%	5	$3,387	63.8%	744	4.2	4.8%
5.01 – 6.00%	3	1,001	74.0%	742	3.0	5.8%
6.01 – 7.00%	7	2,044	70.6%	713	4.1	6.6%
7.01 – 8.00%	3	381	66.6%	669	4.4	7.3%
8.01 – 9.00%	1	221	75.0%	665	2.1	8.5%
Total	19	$7,034	67.7%	728	3.9	5.7%

(1)  The tables above reflect the most current FICO scores available to the Company. FICO scores are updated by the loan servicers on at least an annual basis.

The following table presents the U.S. states represented in Residential Whole-Loans at March 31, 2015 and December 31, 2014 based on principal balance (dollars in thousands):

	March 31, 2015
	State Concentration	Principal Balance
California	71.2%	$12,303
Florida	9.7	1,671
Massachusetts	8.1	1,398
West Virginia	3.8	647
New Jersey	1.9	326
Other	5.3	899
Total	100.0%	$17,244

	December 31, 2014
	State Concentration	Principal Balance
California	58.1%	$4,085
Florida	23.8	1,675
West Virginia	9.2	649
New Jersey	4.7	327
Virginia	2.1	149
Pennsylvania	2.1	149
Total	100.0%	$7,034

Note 6 — Commercial Whole-Loan, at fair value

The Company acquired its first Commercial Whole-Loan, with a loan to value of 67% at acquisition during the first quarter 2015.  The Commercial Whole-Loan is a performing first mortgage loan with collateral located in California and with a maturity of January 2016, subject to extension under the existing terms of the promissory note.  The loan has a coupon rate of 8.25%, a principal balance of approximately $8.8 million and a fair value of approximately $8.9 million at March 31, 2015.  The loan was not impaired and the Company has no unfunded commitment at March 31, 2015.

Note 7 — Borrowings under Repurchase Agreements

As of March 31, 2015, the Company had master repurchase agreements with 25 counterparties.  As of March 31, 2015, the Company had borrowings under repurchase agreements with 20 counterparties.  One of the Company’s existing repurchase agreement counterparties and its affiliate has communicated their intention to exit the repurchase market in 2015. The Company had no outstanding borrowings with these two counterparties as of March 31, 2015. The following tables summarize certain characteristics of the Company’s repurchase agreements at March 31, 2015 and December 31, 2014 (dollars in thousands):

	March 31, 2015
Securities Pledged	Repurchase Agreement Borrowings	Weighted Average Interest Rate on Borrowings Outstanding at end of period	Weighted Average Remaining Maturity (days)
Agency RMBS	$2,793,272	0.41%	38
Non-Agency RMBS	413,517	1.60%	39
Agency and Non-Agency CMBS	345,903	1.57%	36
Other securities and Residential Whole-Loans(1)	96,247	1.64%	62
Total	$3,648,939	0.68%	39

(1)         Includes repurchase agreement borrowings of $13.1 million on Residential Whole-Loans owned through trust certificates.  The trust certificates are eliminated upon consolidation.

	December 31, 2014
Securities Pledged	Repurchase Agreement Borrowings	Weighted Average Interest Rate on Borrowings Outstanding at end of period	Weighted Average Remaining Maturity (days)
Agency RMBS	$2,994,351	0.40%	32
Non-Agency RMBS	473,942	1.54%	49
Agency and Non-Agency CMBS	325,864	1.55%	29
Other securities and Residential Whole-Loans(1)	81,564	1.55%	34
Total	$3,875,721	0.66%	34

(1)         Includes repurchase agreement borrowings of $4.9 million on Residential Whole-Loans owned through trust certificates.  The trust certificates are eliminated upon consolidation.

For the three months ended March 31, 2015 and March 31, 2014, the Company had average borrowings under its repurchase agreements of approximately $3.9 billion and $2.6 billion, respectively, had a maximum month-end balance during the periods of approximately $4.0 billion and $2.8 billion, respectively The Company had accrued interest payable at March 31, 2015 of approximately $3.3 million.  In addition, at March 31, 2015, the Company had entered into repurchase agreement borrowings of approximately $20.4 million, which settled between April 2, 2015 and April 6, 2015, with a weighted average interest rate of 1.43%, a weighted average contractual maturity of 82 days and secured by collateral of approximately $26.9 million.

The repurchase agreements bear interest at a contractually agreed-upon rate and typically have terms ranging from one month to three months.  The Company’s repurchase agreement borrowings are accounted for as secured borrowings when the Company maintains effective control of the financed assets.  Under the repurchase agreements, the respective lender retains the right to determine the fair value of the underlying collateral. A reduction in the value of pledged assets requires the Company to post additional securities as collateral, pay down borrowings or establish cash margin accounts with the counterparties in order to re-establish the agreed-upon collateral requirements, and is referred to as a margin call.  The inability of the Company to post adequate collateral for a margin call by the counterparty, in a timeframe as short as the close of the same business day, could result in a condition of default under the Company’s repurchase agreements, thereby enabling the counterparty to liquidate the collateral pledged by the Company, which may have a material adverse effect on the Company’s financial position, results of operations and cash flows.  During 2015 and 2014, the Company rehypothecated pledged U.S. Treasury securities it received from its repurchase agreement and interest rate swap counterparties as incremental collateral in order to increase the Company’s cash position. The maximum amount of repurchase borrowings for the rehypothecated U.S. Treasury securities was $530 thousand and $0 during the three months ended March 31, 2015 and March 31, 2014, respectively.  At March 31, 2015 and March 31, 2014, the Company did not have any rehypothecated U.S. Treasury securities.

Volatility in the mortgage markets may create additional stress on the overall liquidity of the Company due to the long-term nature of its assets and the short-term nature of its liabilities.  In an instance of severe volatility, or where the additional stress on liquidity resulting from volatility is sustained over an extended period of time, the Company could be required to sell assets, possibly even at a loss, to generate sufficient liquidity to satisfy collateral and margin requirements which could have a material adverse effect on the Company’s financial position, results of operations and cash flows.  All of the Company’s repurchase agreement counterparties are either U.S. financial institutions or the U.S. broker-dealer subsidiaries of foreign financial institutions.

Further, if the Company is unable to renew, replace or expand repurchase financing with other sources of financing on substantially similar terms it may have a material adverse effect on the Company’s financial position, results of operations and cash flow, due to the long term nature of the Company’s investments and relatively short-term maturities of the Company’s repurchase agreements.  Certain of the repurchase agreements provide the counterparty with the right to terminate the agreement if the Company does not maintain certain equity and leverage metrics, the most restrictive of which include a limit on leverage based on the composition of the Company’s portfolio.  The Company was in compliance with the terms of such financial tests as of March 31, 2015.

At March 31, 2015 and December 31, 2014, repurchase agreements collateralized by MBS and other securities had the following remaining maturities:

(dollars in thousands)	March 31, 2015	December 31, 2014
Overnight	$—	$—
1 to 29 days	1,782,946	2,034,282
30 to 59 days	885,386	1,302,439
60 to 89 days	960,784	484,109
90 to 119 days	6,706	40,127
Greater than or equal to 120 days	13,117	14,764
Total	$3,648,939	$3,875,721

As discussed in Note 2, for any transactions determined to be linked through December 31, 2014, the initial transfer and repurchase financing will be recorded as a forward commitment to purchase assets. At December 31, 2014, the Company had repurchase agreements of approximately $31.9 million that were accounted for as linked transactions.  Linked repurchase agreements are not included in the tables above. See Note 9 for details.

At March 31, 2015, the following table reflects amounts of collateral at risk under its repurchase agreements greater than 10% of the Company’s equity with any counterparty (dollars in thousands):

	March 31, 2015
Counterparty	Amount of Collateral at Risk, at fair value	Weighted Average Remaining Maturity (days)	Percentage of Stockholders’ Equity
RBC (Barbados) Trading Bank Corporation	$97,672	49	16.0%
Credit Suisse Securities (USA) LLC	73,631	37	12.1
UBS Securities LLC	73,569	35	12.1

Note 8 — Collateral Positions

The following tables summarize the Company’s collateral positions, with respect to its borrowings under repurchase agreements, derivatives and clearing margin account at March 31, 2015 and December 31, 2014 (dollars in thousands):

	March 31, 2015
	Assets Pledged- Fair Value	Accrued Interest	Fair Value of Assets Pledged and Accrued Interest
Assets pledged for borrowings under repurchase agreements:
Agency RMBS	$2,940,283	$11,891	$2,952,174
Non-Agency RMBS	600,712	1,230	601,942
Agency and Non-Agency CMBS	473,556	2,840	476,396
Other securities (1)	125,919	260	126,179
Cash (2)	22,349	—	22,349
Cash collateral for derivatives (2):	213,843	—	213,843
Total	$4,376,662	$16,221	$4,392,883

(1)         Other securities include the fair value of Residential Whole-Loans owned through trust certificates pledged of $17.9 million as of March 31, 2015.

(2)         Cash posted as collateral is included in Due from counterparties on the Company’s Consolidated Balance Sheets.

	December 31, 2014
	Assets Pledged- Fair Value	Accrued Interest	Fair Value of Assets Pledged and Accrued Interest
Assets pledged for borrowings under repurchase agreements:
Agency RMBS	$3,158,544	$12,685	$3,171,229
Non-Agency RMBS	670,526	1,511	672,037
Agency and Non-Agency CMBS	431,938	2,077	434,015
Other securities (1)	108,743	144	108,887
Cash (2)	25,727	—	25,727
Cash collateral for derivatives (2):	159,030	—	159,030
Total	$4,554,508	$16,417	$4,570,925

(1)         Other securities include the fair value of Residential Whole-Loans owned through trust certificates pledged of $7.2 million as of December 31, 2014.

(2)         Cash posted as collateral is included in Due from counterparties on the Company’s Consolidated Balance Sheets.

A reduction in the value of pledged assets typically results in the repurchase agreement counterparties, derivative counterparties and clearing margin counterparties initiating a daily margin call.  At March 31, 2015 and December 31, 2014, MBS and other securities, including Whole-Loans, held by counterparties as security for repurchase agreements totaled approximately $4.1 billion and approximately $4.4 billion, respectively. Cash collateral held by counterparties at March 31, 2015 and December 31, 2014 was approximately $236.2 million and approximately $184.8 million, respectively.  Cash posted by counterparties at March 31, 2015 and December 31, 2014, was approximately $11.8 million and approximately $12.2 million, respectively. In addition, at March 31, 2015 and December 31, 2014, the Company held securities of approximately $541 thousand and approximately $530 thousand, respectively, received as collateral from its repurchase agreement counterparties to satisfy margin requirements.  The Company has the ability to repledge collateral received from its repurchase counterparties.

The Company has an obligation to return Agency RMBS pledged under reverse repurchase agreements accounted for as securities borrowing transaction which were subsequently sold by the Company with a fair value of $66.0 million as of March 31, 2015.  The borrowed securities were collateral for payments made by the Company of $65.7 million, which are presented as a receivable under reverse repurchase agreements on the Consolidated Balance Sheets.  The reverse repurchase agreements have a weighted average maturity of 14 days and a weighted average interest rate of 0.06%.   The Company did not have any obligation to return securities received under reverse repurchase agreements as collateral at December 31, 2014.

Note 9 — Derivative Instruments

The Company’s derivatives currently include interest rate swaps (“interest rate swaps”), interest rate swaptions, TBAs, currency swaps and forwards, linked transactions, Agency and Non-Agency Interest-Only Strips that are classified as derivatives, and options.

Interest rate swaps and interest rate swaptions

The Company is exposed to certain risks arising from both its business operations and economic conditions.  Specifically, the Company’s primary source of debt funding is repurchase agreements and the Company enters into derivative financial instruments to manage exposure to variable cash flows on portions of its borrowings under those repurchase agreements.  Since the interest rates on repurchase agreements typically change with market interest rates such as LIBOR, the Company is exposed to constantly changing interest rates, which accordingly affects cash flows associated with these rates on its borrowings.  To mitigate the effect of changes in these interest rates, the Company enters into interest rate swap agreements which help to mitigate the volatility in the interest rate exposures and their related cash flows.  Interest rate swaps generally involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the interest rate swap without exchange of the underlying notional amount.  Notwithstanding the foregoing, in order to manage its hedge position with regard to its liabilities, the Company on occasion will enter into interest rate swaps which involve the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the interest rate swap without exchange of the underlying notional amount. The Company also enters into forward starting swaps and interest rate swaptions to help mitigate the effects of changes in interest rates on a portion of its borrowings under repurchase agreements. Interest rate swaptions provide the Company the option to enter into an interest rate swap agreement for a predetermined notional amount, stated term and pay and receive interest rates in the future.  On occasion the Company may enter into a MAC interest rate swap in which it may receive or make a payment at the time of entering such interest rate swap to compensate for the out of the market nature of such interest rate swap.  Similar to all other interest rate swaps, these interest rate swaps are also subject to margin requirements previously described.

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

The Company’s interest rate swaps, interest rate swaptions, currency swaps and forwards, futures contracts, TBA derivative instruments, options and linked transactions consisted of the following at March 31, 2015 and December 31, 2014 (dollars in thousands):

			March 31, 2015
Derivative Instrument	Designation	Consolidated Balance Sheets Location	Notional Amount	Fair Value, excluding accrued interest	Accrued Interest Payable (receivable)
Interest rate swaps, assets	Non-Hedge	Derivative assets, at fair value	$3,137,400	$99,504	$(14,385)
Interest rate swaptions, assets	Non-Hedge	Derivative assets, at fair value	655,000	1,465	—
Futures contracts, assets	Non-Hedge	Derivative assets, at fair value	592,000	1,043	—
Foreign currency swaps, asset	Non-Hedge	Derivative assets, at fair value	25,160	8,213	(209)
Foreign currency forward contracts, asset	Non-Hedge	Derivative assets, at fair value	3,959	120	—
TBA securities, assets	Non-Hedge	Derivative assets, at fair value	2,082,000	9,207	—
Total derivative instruments, assets				119,552	(14,594)

Interest rate swaps, liability	Non-Hedge	Derivative liability, at fair value	7,062,070	(267,456)	12,176
Futures contract, liability	Non-Hedge	Derivative liability, at fair value	592,000	(1,857)	—
Foreign currency forward contracts, liability	Non-Hedge	Derivative liability, at fair value	18,943	(1,618)	—
TBA securities, liabilities	Non-Hedge	Derivative liability, at fair value	1,345,000	(6,756)	—
Total derivative instruments, liabilities				(277,687)	12,176
Total derivative instruments				$(158,135)	$(2,418)

			December 31, 2014
Derivative Instrument	Designation	Consolidated Balance Sheets Location	Notional Amount	Fair Value, excluding accrued interest	Accrued Interest Payable (receivable)
Interest rate swaps, assets	Non-Hedge	Derivative assets, at fair value	$3,283,100	$51,170	$(6,718)
Interest rate swaptions, assets	Non-Hedge	Derivative assets, at fair value	105,000	178	—
Futures contracts, assets	Non-Hedge	Derivative assets, at fair value	592,000	451	—
Foreign currency swaps, asset	Non-Hedge	Derivative assets, at fair value	25,160	3,857	—
Foreign currency forward contracts, asset	Non-Hedge	Derivative assets, at fair value	23,822	143	—
TBA securities, assets	Non-Hedge	Derivative assets, at fair value	2,915,000	17,457	—
Total derivative instruments, assets				73,256	(6,718)

Interest rate swaps, liability	Non-Hedge	Derivative liability, at fair value	4,648,870	(166,288)	11,490
Futures contract, liability	Non-Hedge	Derivative liability, at fair value	592,000	(1,191)	—
Foreign currency forward contracts, liability	Non-Hedge	Derivative liability, at fair value	33,560	(446)	—
TBA securities, liabilities	Non-Hedge	Derivative liability, at fair value	2,590,000	(12,355)	—
Total derivative instruments, liabilities				(180,280)	11,490
Linked transactions (1)	Non-Hedge	Linked transactions, net, at fair value	54,117	20,627	(400)
Total derivative instruments				$(86,397)	$4,372

(1)         Notional amount represents the current face of the securities comprising the linked transactions.

The following tables summarize the average fixed pay rate and average maturity for the Company’s interest rate swaps as of March 31, 2015 and December 31, 2014 (excludes interest rate swaptions) (dollars in thousands):

	March 31, 2015
Remaining Interest Rate Swap Term	Notional Amount	Fair Value — Asset (Liability), net	Average Fixed Pay Rate	Average Maturity (Years)	Forward Starting
1 year or less	$639,300	$(459)	0.5%	0.9	—%
Greater than 1 year and less than 3 years	1,422,300	(5,880)	0.9	1.8	28.1
Greater than 3 years and less than 5 years	1,126,500	(14,402)	1.7	4.4	—
Greater than 5 years	3,685,470	(244,609)	2.7	9.5	53.1
Total	$6,873,570	$(265,350)	2.0%	6.3	34.3%

	December 31, 2014
Remaining Interest Rate Swap Term	Notional Amount	Fair Value — Asset (Liability), net	Average Fixed Pay Rate	Average Maturity (Years)	Forward Starting
1 year or less	$89,300	$(111)	0.5%	0.9	—%
Greater than 1 year and less than 3 years	1,972,300	(733)	0.8	1.8	20.3
Greater than 3 years and less than 5 years	603,000	(4,597)	1.8	4.2	—
Greater than 5 years	3,103,770	(156,952)	2.8	9.4	63.1
Total	$5,768,370	$(162,393)	2.0%	6.2	40.9%

The Company has entered into swaps to effectively fix the interest rate (for the life of the swap); net of variable-rate payment swaps, of approximately on $1.5 billion of borrowings under its repurchase agreements, excluding forward starting swaps of $2.1 billion.

The following tables summarize the average variable pay-rate and average maturity for the Company’s interest rate swaps as of March 31, 2015 and December 31, 2014 (excludes interest rate swaptions) (dollars in thousands):

	March 31, 2015
Remaining Interest Rate interest rate swap Term	Notional Amount	Fair Value — Asset (Liability), net	Average Variable Pay Rate	Average Maturity (Years)	Forward Starting
Greater than 1 years and less than 3 years	$220,000	$466	0.3%	1.8	—%
Greater than 3 years and less than 5 years	1,251,800	10,655	0.3	4.6	—
Greater than 5 years	1,854,100	86,277	0.2	11.9	14.3
Total	$3,325,900	$97,398	0.3%	8.5	8.0%

	December 31, 2014
Remaining Interest Rate interest rate swap Term	Notional Amount	Fair Value — Asset (Liability), net	Average Variable Pay Rate	Average Maturity (Years)	Forward Starting
Greater than 1 years and less than 3 years	$220,000	$(164)	0.2%	2.0	—%
Greater than 3 years and less than 5 years	634,000	2,210	0.2	4.5	—
Greater than 5 years	1,309,600	45,229	0.2	12.1	8.4
Total	$2,163,600	$47,275	0.2%	8.8	5.1%

The Company’s agreements with certain of its bilateral interest rate swap counterparties may be terminated at the option of the counterparty, settled at fair value, if the Company does not maintain certain equity and leverage metrics, the most restrictive of which contain provisions which become more restrictive based upon portfolio composition.  Through March 31, 2015, the Company was in compliance with the terms of such financial tests.

The following tables present information about the Company’s interest rate swaptions as of March 31, 2015 and December 31, 2014 (dollars in thousands):

	March 31, 2015
	Option		Underlying Swap
Fixed-Pay Rate for Underlying Swap	Fair Value	Weighted Average Months Until Option Expiration	Notional Amount	Weighted Average Swap Term (Years)
1.51 – 1.75%	$1,395	2.8	$550,000	10.0
2.26 – 2.50%	70	14.8	105,000	1.0
	$1,465	4.7	$655,000	8.6

	December 31, 2014
	Option		Underlying Swap
Fixed-Pay Rate for Underlying Swap	Fair Value	Weighted Average Months Until Option Expiration	Notional Amount	Weighted Average Swap Term (Years)
2.26 – 2.50%	$178	17.8	$105,000	1.0
	$178	17.8	$105,000	1.0

The Company has minimum collateral posting thresholds with certain of its derivative counterparties, including with its clearing broker for cleared swaps, for which it typically pledges cash.  Due to volatility in the fixed income markets during 2014 and continuing into 2015 primarily resulting from the rally in U.S Treasuries and the corresponding reduction in long-term interest rates, the Company was required to post incremental cash collateral with derivative counterparties.  The Company used cash on hand, unlevered or underleveraged securities, cash from rehypothecation of securities received as incremental collateral and cash received with respect to repurchase agreements to satisfy these requirements. During 2015 and 2014, the Company rehypothecated some of the U.S. Treasury securities it received as incremental collateral on its repurchase borrowings, swaps and swaptions, effectively entering into repurchase agreements with such securities, in order to increase its cash position.  The maximum amount of repurchase borrowings for the rehypothecated U.S. Treasury securities was $530 thousand and $0 during the three months ended March 31, 2015 and March 31, 2014, respectively.  At March 31, 2015, no U.S. Treasury securities were rehypothecated.  As of March 31, 2015 and December 31, 2014, the Company had cash pledged as collateral for derivatives of approximately $213.9 million and approximately $159.0 million, respectively, which is reported on the Consolidated Balance Sheets as Due from counterparties. The Company received cash of approximately $8.8 million and $10.1 million as collateral against derivatives at March 31, 2015 and December 31, 2014, respectively, which is reported on the Consolidated Balance Sheets as Due to counterparties.  As of March 31, 2015, the Company has swaps with two counterparties that are based in England and Switzerland, with fair values in a liability position of approximately $134 thousand and $1.2 million and notional balances of $49.3 million and $163.9 million, respectively.  At December 31, 2014, the Company had swaps with two counterparties that are based in England and Switzerland, with fair values in a liability position of approximately $86 thousand and fair values in an asset position of $645 thousand and notional balances of $49.3 million and $163.9 million, respectively.  Included in the $213.9 million and $159.0 million pledged by the Company is cash pledged to the counterparty based in Switzerland of $2.5 million and $500 thousand at March 31, 2015 and December 31, 2014, respectively.  Included in the $8.8 million and $10.1 million received by the Company is cash posted as collateral by the counterparty based in England of approximately $7.7 million and $3.4 million at March 31, 2015 and December 31, 2014, respectively.

Currency Swaps and Forwards

The Company has invested in and, in the future, may invest in additional securities which are denominated in a currency or currencies other than U.S. dollars. Similarly, it has and may in the future, finance such assets in a currency or currencies other than U.S. dollars. In order to mitigate the impact to the Company, the Company may enter into derivative financial instruments, including foreign currency swaps and foreign currency forwards, to manage of fluctuations in the valuation between U.S. dollars and such foreign currencies. Foreign currency swaps involve the payment of a foreign currency at fixed interest rate on a fixed notional amount and the receipt of U.S. dollars at a fixed interest rate on a fixed notional amount. Foreign currency forwards provide for the payment of a fixed amount of a foreign currency in exchange for a fixed amount of U.S. dollars at a date certain in the future. The carrying value of foreign currency swaps and forwards is included in Derivative assets (liabilities), at fair value on the Consolidated Balance Sheets with changes in valuation included in Gain (loss) on derivative instruments, net on the Consolidated Statement of Operations. The following is a summary of the Company’s foreign currency forwards at March 31, 2015 and December 31, 2014 (dollars and euros in thousands):

	March 31, 2015
Derivative Type	Notional Amount	Notional (USD Equivalent)	Maturity	Fair Value
Buy USD/Sell EUR currency forward	€3,574	$3,959	April 2015	$120
Currency forwards, assets	€3,574	$3,959	n/a	$120
Buy USD/Sell EUR currency forward	€5,083	$5,401	April 2015	$(59)
Buy EUR/Sell USD currency forward	11,156	13,542	April 2015	(1,559)
Currency forwards, liabilities	€16,239	$18,943	n/a	$(1,618)
Total currency forwards	€19,813	$22,902	n/a	$(1,498)

	December 31, 2014
Derivative Type	Notional Amount	Notional (USD Equivalent)	Maturity	Fair Value
Buy USD/Sell EUR currency forward	€3,331	$4,143	January 2015	$112
Buy USD/Sell EUR currency forward	7,766	9,417	January 2015	21
Buy USD/Sell EUR currency forward	3,471	4,211	February 2015	9
Buy EUR/Sell USD currency forward	5,000	6,051	January 2015	1
Currency forwards, assets	€19,568	$23,822	n/a	$143
Buy USD/Sell EUR currency forward	€5,043	$6,104	February 2015	$(1)
Buy EUR/Sell USD currency forward	11,156	13,542	April 2015	(30)
Buy EUR/Sell USD currency forward	11,156	13,914	January 2015	(415)
Currency forwards, liabilities	€27,355	$33,560	n/a	$(446)
Total currency forwards	€46,923	$57,382	n/a	$(303)

The following is a summary of the Company’s foreign currency swaps with a fair value of $8.2 million and $3.9 million at March 31, 2015 and December 31, 2014, respectively (dollars and euros in thousands):

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

To-be-announced securities

The Company has also purchased or sold TBAs.  As of March 31, 2015 and December 31, 2014, the Company had contracts to purchase (“long position”) and sell (“short position”) TBAs on a forward basis.  Following is a summary of the Company’s long and short TBA positions reported in Derivative assets, at fair value on the Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014 (dollars in thousands):

	March 31, 2015		December 31, 2014
	Notional Amount	Fair Value	Notional Amount	Fair Value
Purchase contracts, asset	$2,082,000	$9,207	$2,915,000	$17,457
TBA securities, asset	2,082,000	9,207	2,915,000	17,457
Sale contracts, liability	(1,345,000)	(6,756)	(2,590,000)	(12,355)
TBA securities, liability	(1,345,000)	(6,756)	(2,590,000)	(12,355)
TBA securities, net	$737,000	$2,451	$325,000	$5,102

The following table presents additional information about the Company’s contracts to purchase and sell TBAs for the three months ended March 31, 2015 (dollars in thousands):

	Notional Amount as of December 31, 2014	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount as of March 31, 2015
Purchase of TBAs	$2,915,000	$7,136,000	$(7,969,000)	$2,082,000
Sale of TBAs	$2,590,000	$6,724,000	$(7,969,000)	$1,345,000

Futures Contracts

The Company also enters into Eurodollar futures. As of March 31, 2015 and December 31, 2014, the Company had purchase contracts (“long position”), representing a notional amount of $592.0 million and $592.0 million with a fair value of $1.0 million and $451 thousand and an expiration date of June 2016 and June 2016, respectively. In addition, as of March 31, 2015 and December 31, 2014, the Company had contracts to sell (“short position”), representing a notional amount of $592.0 million and $592.0 million with a fair value in a liability position of $1.9 million and $1.2 million and an expiration date of June 2018 and June 2018, respectively.

Gain (loss) on derivative instruments

The below tables summarize the effect of interest rate swaps, interest rate swaptions, foreign currency swaps, foreign currency forwards, options, futures contracts, Agency and Non-Agency Interest-Only Strips characterized as derivatives and TBAs reported in Gain (loss) on derivative instruments, net on our Consolidated Statements of Operations for the three months ended March 31, 2015 and March 31, 2014 (dollars in thousands):

	Three months ended March 31, 2015
Description	Realized Gain (Loss), net	Contractual interest income (expense), net(1)	Return (Recovery) of Basis	Mark-to- market adjustments	Total

Interest rate swaps	$(1,049)	$(1,784)	$371	$(53,205)	$(55,667)
Interest rate swaptions	713	—	—	(873)	(160)
Agency and Non-Agency Interest-Only Strips— accounted for as derivatives	(2)	5,654	(4,478)	(2,395)	(1,221)
Futures contracts	—	—	—	(74)	(74)
Foreign currency forwards	646	—	—	(1,195)	(549)
Foreign currency swaps	—	216	—	4,356	4,572
TBAs	7,448	—	—	(2,651)	4,797
Total	$7,756	$4,086	$(4,107)	$(56,037)	$(48,302)

	Three months ended March 31, 2014
Description	Realized Gain (Loss), net	Contractual interest income (expense), net(1)	Basis Recovery	Mark-to- market adjustments	Total

Interest rate swaps	$2	$(7,853)	$—	$(45,496)	$(53,347)
Interest rate swaptions	—		—	(9,324)	(9,324)
Agency and Non-Agency Interest-Only Strips— accounted for as derivatives	(869)	8,426	(5,592)	(1,220)	745
Futures contracts	—	—	—	118	118
TBAs	2,370	—	—	(468)	1,902
Total	$1,503	$573	$(5,592)	$(56,390)	$(59,906)

(1)             Contractual interest income (expense), net on derivative instruments includes interest settlement paid or received.

Linked Transactions

Starting in 2015, GAAP no longer requires the segregation and treatment of linked transactions as derivatives.  Accordingly, beginning January 1, 2015, the Company reports such assets and the corresponding repurchase agreements on a gross basis on its Consolidated Balance Sheets and with the corresponding interest income and interest expense reported in its Consolidated Statements of Operations.  See “Recent accounting pronouncements” for details. Prior to January 1, 2015, when the initial transfer of a financial asset and repurchase financing were entered into contemporaneously with, or in contemplation of, one another, the transaction was considered linked unless all of the criteria found in the applicable accounting guidance were met at the inception of the transaction. If the transaction was determined to be linked, the Company recorded the initial transfer and repurchase financing on a net basis and recorded a forward commitment to purchase assets as a derivative instrument with changes in market value being recorded in the Gain (loss) on linked transactions, net on the Consolidated Statements of Operations. While linked transactions were treated as derivatives for GAAP through December 31, 2014, the fair value of linked transactions reflects the value of the underlying security’s fair market value netted with the respective linked repurchase agreement borrowings.

The following table presents certain information related to the securities and repurchase agreements accounted for as part of linked transaction which is reported in Gain (loss) on linked transactions, net on the Consolidated Statements of Operations for the three months ended March 31, 2014 (dollars in thousands):

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

Note 10 — Offsetting Assets and Liabilities

The following tables present information about certain assets and liabilities that are subject to master netting agreements (or similar agreements) and can potentially be offset on the Company’s Consolidated Balance Sheets at March 31, 2015 and December 31, 2014:

Offsetting of Derivative Assets

As of March 31, 2015

	Gross	Gross Amounts Offset in the	Net Amounts of Assets presented in the	Gross Amounts Not Offset in the Consolidated Balance Sheets
$s in thousands Description	Amounts of Recognized Assets	Consolidated Balance Sheets	Consolidated Balance Sheets	Financial Instruments (1)	Cash Collateral Received	Net Amount
Agency and Non-Agency Interest-Only Strips, accounted for as derivatives included in MBS	$81,354	$—	$81,354	$(75,957)	$—	$5,397
Derivative asset, at fair value(2)	119,552	—	119,552	(103,576)	(7,770)	8,206
Receivable under reverse repurchase agreements	65,674	—	65,674	(65,674)	—	—
Total	$266,580	$—	$266,580	$(245,207)	$(7,770)	$13,603

Offsetting of Derivative Liabilities and Repurchase Agreements

As of March 31, 2015

	Gross	Gross Amounts Offset in the	Net Amounts of Liabilities presented in the	Gross Amounts Not Offset in the Consolidated Balance Sheets
$s in thousands Description	Amounts of Recognized Liabilities	Consolidated Balance Sheets	Consolidated Balance Sheets	Financial Instruments (1)	Cash Collateral Pledged(1)	Net Amount
Derivative liability, at fair value(2)(3)	$277,687	$—	$277,687	$(103,576)	$(171,182)	$2,929
Repurchase Agreements(4)	3,648,939	—	3,648,939	(3,648,939)	—	—
	$3,926,626	$—	$3,926,626	$(3,752,515)	$(171,182)	$2,929

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

(2)    Derivative asset, at fair value and Derivative liability, at fair value includes interest rate swaps, interest rate swaptions, mortgage put options, currency forwards, futures contracts and TBAs.

(3)    Cash collateral pledged against the Company’s derivative counterparties was approximately $213.8 million as of March 31, 2015.

(4)    The fair value of securities pledged against the Company’s repurchase agreements was approximately $4.1 billion as of March 31, 2015.

Offsetting of Derivative Assets

As of December 31, 2014

	Gross	Gross Amounts Offset in the	Net Amounts of Assets presented in the	Gross Amounts Not Offset in the Consolidated Balance Sheets
$s in thousands Description	Amounts of Recognized Assets	Consolidated Balance Sheets	Consolidated Balance Sheets	Financial Instruments (1)	Cash Collateral Received	Net Amount
Agency and Non-Agency Interest-Only Strips, accounted for as derivatives included in MBS	$88,229	$—	$88,229	$(80,771)	$—	$7,458
Derivative asset, at fair value(2)	73,256	—	73,256	(53,256)	(10,036)	9,964
Linked transactions, net, at fair value	52,484	(31,857)	20,627	—	—	20,627
Total	$213,969	$(31,857)	$182,112	$(134,027)	$(10,036)	$38,049

Offsetting of Derivative Liabilities and Repurchase Agreements

As of December 31, 2014

	Gross	Gross Amounts Offset in the	Net Amounts of Liabilities presented in the	Gross Amounts Not Offset in the Consolidated Balance Sheets
$s in thousands Description	Amounts of Recognized Liabilities	Consolidated Balance Sheets	Consolidated Balance Sheets	Financial Instruments (1)	Cash Collateral Pledged(1)	Net Amount
Derivative liability, at fair value(2)(3)	$180,280	$—	$180,280	$(53,256)	$(116,791)	$10,233
Repurchase Agreements(4)	3,875,721	—	3,875,721	(3,875,721)	—	—
	$4,056,001	$—	$4,056,001	$(3,928,977)	$(11,6791)	$10,233

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

(2)    Derivative asset, at fair value and Derivative liability, at fair value includes interest rate swaps, interest rate swaptions, mortgage put options, currency forwards, futures contracts and TBAs.

(3)    Cash collateral pledged against the Company’s derivative counterparties was approximately $159.0 million as of December 31, 2014.

(4)    The fair value of securities pledged against the Company’s repurchase agreements was approximately $4.4 billion as of December 31, 2014.

Certain of the Company’s repurchase agreement and derivative transactions are governed by underlying agreements that generally provide for a right of setoff in the event of default or in the event of a bankruptcy of either party to the transaction.

Note 11 — Related Party Transactions

Management Agreement

In connection with the Company’s IPO in May 2012, the Company entered into a management agreement (the “Management Agreement”) with the Manager, which describes the services to be provided by the Manager and compensation for such services.  The Manager is responsible for managing the Company’s operations, including: (i) performing all of its day-to-day functions; (ii) determining investment criteria in conjunction with the Board of Directors; (iii) sourcing, analyzing and executing investments, asset sales and financings; (iv) performing asset management duties; and (v) performing financial and accounting management, subject to the direction and oversight of the Company’s Board of Directors. Pursuant to the terms of the Management Agreement, the Manager is paid a management fee equal to 1.50% per annum of the Company’s stockholders’ equity (as defined in the Management Agreement), calculated and payable (in cash) quarterly in arrears. For purposes of calculating the management fee, “stockholders’ equity” means the sum of the net proceeds from any issuances of the Company’s equity securities since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus retained earnings, calculated in accordance with GAAP, at the end of the most recently completed fiscal quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less any amount paid for repurchases of the Company’s shares of common stock, excluding any unrealized gains, losses or other non-cash items, including OTTI charges included in other loss on MBS, other securities and Whole-Loans, unrealized gain (loss) on MBS, other securities and Whole-Loans, net and non-cash portion of gain (loss) on derivative instruments, that have impacted stockholder’s equity as reported in the Company’s consolidated financial statements prepared in accordance with GAAP, regardless of whether such items are included in other comprehensive income or loss, or in net income, and excluding one-time events pursuant to changes in GAAP and certain other non-cash charges after discussions between the Manager and the Company’s independent directors and after approval by a majority of the Company’s independent directors. However, if the Company’s stockholders’ equity for any given quarter is negative based on the calculation described above, the Manager will not be entitled to receive any management fee for that quarter.

In addition, the Company may be required to reimburse the Manager for certain expenses as described below, and shall reimburse the Manager for the compensation paid to the Company’s CFO and controller. Expense reimbursements to the Manager are made in cash on a regular basis. The Company’s reimbursement obligation is not subject to any dollar limitation. Because the Manager’s personnel perform certain legal, accounting, due diligence tasks and other services that outside professionals or outside consultants otherwise would perform, the Manager may be paid or reimbursed for the documented cost of performing such tasks, provided that such costs and reimbursements are in amounts which are no greater than those which would be payable to outside professionals or consultants engaged to perform such services pursuant to agreements negotiated on an arm’s-length basis.

The Management Agreement may be amended, supplemented or modified by agreement between the Company and the Manager. The initial term of the Management Agreement expires on May 15, 2015 and it is automatically renewed for one-year terms on each anniversary thereafter unless previously terminated as described below. The Company’s independent directors review the Manager’s performance and any fees payable to the Manager annually and, following the initial term, the Management Agreement may be terminated annually upon the affirmative vote of at least two thirds (2/3) of the Company’s independent directors, based upon: (i) the Manager’s unsatisfactory performance that is materially detrimental to the Company; or (ii) the Company’s determination that any fees payable to the Manager are not fair, subject to the Manager’s right to prevent such termination due to unfair fees by accepting a reduction of management fees agreed to by at least two thirds (2/3) of the Company’s independent directors. The Company will provide the Manager 180 days prior notice of any such termination. Unless terminated for cause, the Company will pay the Manager a termination fee equal to three times the average annual management fee earned by the Manager during the prior 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination. Pursuant to its terms, the Management Agreement has been extended for one year to May 15, 2016.

The Company may also terminate the Management Agreement at any time, including during the initial term, without the payment of any termination fee, with 30 days prior written notice from the Company’s Board of Directors for cause, which will be determined by at least two thirds (2/3) of the Company’s independent directors, which is defined as: (i) the Manager’s continued material breach of any provision of the Management Agreement (including the Manager’s failure to comply with the Company’s investment guidelines); (ii) the Manager’s fraud, misappropriation of funds, or embezzlement against the Company; (iii) the Manager’s gross negligence in the performance of its duties under the Management Agreement; (iv) the occurrence of certain events with respect to the bankruptcy or insolvency of the Manager, including an order for relief in an involuntary bankruptcy case or the Manager authorizing or filing a voluntary bankruptcy petition; (v) the Manager is convicted (including a plea of nolo contendere) of a felony; or (vi) the dissolution of the Manager.

For the three months ended March 31, 2015 and March 31, 2014, the Company incurred approximately $2.7 million and approximately $1.8 million in management fees, respectively.  The increase in management fee for the three months ended March 31, 2015 versus March 31, 2014 is primarily attributable to the follow-on public offering in April 2014.

In addition to the management fee, the Company is also responsible for reimbursing the Manager for certain expenses paid by the Manager on behalf of the Company, including travel expenses incurred by officers of the Company, and for certain services provided by the Manager to the Company.  For the three months ended March 31, 2015 and March 31, 2014, the Company recorded expenses included in general and administrative expense totaling approximately $137 thousand and $210 thousand related to employee costs and benefits associated with the Company’s CFO and controller paid by the Manager on behalf of the Company, respectively.  As of January 1, 2014 the Company has and will reimburse the Manager for the compensation and employee benefits of the Company’s CFO and controller.  Any such expenses incurred by the Manager and reimbursed by the Company, including the employee compensation expense discussed above, are typically included in the Company’s general and administrative expense on its Consolidated Statements of Operations, or may be reflected on the Consolidated Balance Sheets and associated consolidated statement of changes in stockholders’ equity, based on the nature of the item.  At March 31, 2015 and December 31, 2014, approximately $2.7 million and $2.5 million, respectively for management fees incurred but not yet paid was included in Payable to related party on the Consolidated Balance Sheets.  In addition, at March 31, 2015 and December 31, 2014, approximately $190 thousand and $199 thousand, respectively of costs incurred but not yet paid was included in Payable to related party on the Consolidated Balance Sheets.

Note 12 — Share-Based Payments

In conjunction with the Company’s IPO and concurrent private placement, the Company’s Board of Directors approved the Western Asset Mortgage Capital Corporation Equity Plan (the “Equity Plan”) and the Western Asset Manager Equity Plan (the “Manager Equity Plan” and collectively the “Equity Incentive Plans”).

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

On November 10, 2014, the Company granted 1,334 shares of restricted common stock under the Equity Plan to the Company’s new independent director. These restricted shares will vest in full on November 10, 2015, the first anniversary of the grant date.

On March 1, 2015, the Company granted 200,000 shares of restricted common stock to the Manager under the Manager Equity Plan. One-third of the shares will vest on March 1, 2016, one-third will vest on March 1, 2017 and the remaining one-third will vest on March 1, 2018.

The Equity Incentive Plans include provisions for grants of restricted common stock and other equity-based awards to the Manager, its employees and employees of its affiliates and to the Company’s directors, officers and employees. The Company can issue up to 3.0% of the total number of issued and outstanding shares of its common stock (on a fully diluted basis) at the time of each award (other than any shares previously issued or subject to awards made pursuant to one of the Company’s Equity Incentive Plans) under these Equity Incentive Plans. At May 15, 2012, there were 308,335 shares of common stock initially reserved for issuance under the Equity Incentive Plans. Upon the completion of the October 3, 2012 follow-on common stock offering, the stock portion of the Company’s dividend declared December 19, 2013, and the April 9, 2014 follow-on offering (which includes the partial exercise of the greenshoe on May 7, 2014) and private placement of common stock, the number of shares of common stock available for issuance under the Equity Incentive Plans increased to 1,237,711, inclusive of the 654,338 shares of restricted stock issued as provided above and 22,204 shares of restricted stock issued as a result of the stock portion of the dividend declared on December 19, 2013 and restricted stock attributed to dividends on restricted stock under the Director Deferred Fee Plan. The Company recognized stock-based compensation expense of approximately $679 thousand and approximately $588 thousand for the three months ended March 31, 2015 and March 31, 2014, respectively. At March 31, 2015 and December 31, 2014, the Company had unamortized compensation expense of $29 thousand and $57 thousand for awards fixed on the grant date and not remeasured at fair value, respectively.  In addition, the Company had unamortized compensation expense of approximately $5.8 million and $3.2 million for awards remeasured at the end of each reporting period, at fair value, until vested at March 31, 2015 and December 31, 2014, respectively.

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

The following is a summary of restricted common stock vesting dates as of March 31, 2015 and December 31, 2014, including shares whose issuance has been deferred under the Director Deferred Fee Plan:

	March 31, 2015	December 31, 2014
Vesting Date	Shares Vesting	Shares Vesting
January 2015	—	12,745
March 2015	—	121,518
May 2015	18,708	18,708
June 2015	7,215	6,873
November 2015	1,334	1,334
January 2016	8,920	8,920
March 2016	188,184	121,518
January 2017	5,060	5,060
March 2017	133,334	66,667
March 2018	66,667	—
	429,422	363,343

The following table presents information with respect to the Company’s restricted stock for the year ended March 31, 2015 including shares whose issuance has been deferred under the Director Deferred Fee Plan:

	Shares of Restricted Stock	Weighted Average Grant Date Fair Value (1)
Outstanding at beginning of period	476,200	$18.49
Granted (2)	200,342	15.00
Cancelled/forfeited	—	—
Outstanding at end of period	676,542	$17.45
Unvested at end of period	429,422	$16.46

(1)         The grant date fair value of restricted stock awards is based on the closing market price of the Company’s common stock at the grant date.

(2)         Included in Granted are restricted stock attributed to dividends on restricted stock under the Director Deferred Fee Plan of 342 shares.

Note 13 — Stockholders’ Equity

On July 31, 2014, the Board of Directors of the Company authorized the repurchase of up to 2,050,000 shares of its common stock through December 31, 2015.  Purchase made pursuant to the program will be made in the open market, in privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rules 10b5-1 and 10b-18 of the Securities and Exchange Commission. The authorization does not obligate the Company to acquire any particular amount of common shares and the program may be suspended or discontinued at the Company’s discretion without prior notice. The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors.  The Company has not yet entered into definitive agreements to utilize the authorization and, accordingly, had not repurchased any shares of common stock pursuant to the authorization as of March 31, 2015.

Note 14 — Net Income (Loss) per Common Share

The table below presents basic and diluted net income (loss) per share of common stock using the two-class method for the three months ended March 31, 2015 and March 31, 2014 (dollars, other than shares and per share amounts, in thousands):

	For the three months ended March 31, 2015	For the three months ended March 31, 2014
Numerator:
Net income (loss) attributable to common stockholders and participating securities for basic and diluted earnings per share	$14,146	$(8,441)
Less:
Dividends and undistributed earnings allocated to participating securities	259	168
Net income (loss) allocable to common stockholders — basic and diluted	$13,887	$(8,609)

Denominator:
Weighted average common shares outstanding for basic earnings per share	41,417,932	26,658,665
Weighted average diluted shares outstanding (stock awards)	—	—
Weighted average diluted shares outstanding (warrants)	—	—
Weighted average common shares outstanding for diluted earnings per share	41,417,932	26,658,665
Basic earnings per common share	$0.34	$(0.32)
Diluted earnings per common share	$0.34	$(0.32)

Note 15 — Income Taxes

Based on the Company’s analysis of any potential uncertain income tax positions, the Company concluded that it does not have any uncertain tax positions that meet the recognition or measurement criteria as of March 31, 2015.  The Company files U.S. federal and state income tax returns.  As of March 31, 2015, tax returns filed by the Company for 2013 and 2012 are open for examination pursuant to relevant statutes of limitation. In the event that the Company incurs income tax related interest and penalties, the Company’s policy is to classify them as a component of its provision for income taxes.

Subject to the limitation under the REIT asset test rules, the Company is permitted to own up to 100% of the stock of one or more TRS. Currently, the Company owns one TRS that is taxable as a corporation and is subject to federal, state and local income tax on its net income at the applicable corporate rates. The TRS, which was formed in Delaware on July 28, 2014, is a limited liability company and a wholly-owned subsidiary of the Company. For the three months ended March 31, 2015, the TRS had a cumulative taxable loss. As there can be no certainty that the TRS will have taxable income in the future, no tax benefit was included in these consolidated financial statements.

Note 16 — Contingencies

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. Management is not aware of any material contingencies at March 31, 2015.

ITEM 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING INFORMATION

The Company makes forward-looking statements herein and will make forward-looking statements in future filings with the Securities and Exchange Commission (the “SEC”), press releases or other written or oral communications within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  For these statements, the Company claims the protections of the safe harbor for forward-looking statements contained in such sections.  Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond the Company’s control.  These forward-looking statements include information about possible or assumed future results of the Company’s business, financial condition, liquidity, results of operations, plans and objectives.  When the Company uses the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions, the Company intends to identify forward-looking statements.  Statements regarding the following subjects, among others, may be forward-looking: market trends in the Company’s industry, interest rates, real estate values, the debt securities markets, the U.S. housing and the U.S. and foreign commercial real estate markets or the general economy or the market for residential and/or commercial mortgage loans; the Company’s business and investment strategy; the Company’s projected operating results; actions and initiatives of the U.S. Government and changes to U.S. Government policies and the execution and impact of these actions, initiatives and policies; the state of the U.S. and to a lesser extent, international economy generally or in specific geographic regions; economic trends and economic recoveries; the Company’s ability to obtain and maintain financing arrangements, including securitizations; the current potential return dynamics available in residential mortgage-backed securities (“RMBS”), and commercial mortgage-backed securities (“CMBS” and collectively with RMBS, “MBS”); the level of government involvement in the U.S. mortgage market; the anticipated default rates on Agency and Non-Agency MBS (as defined herein); the loss severity on Non-Agency MBS; the return of the Non-Agency RMBS, CMBS and asset-backed securities (“ABS”) securitization markets; the general volatility of the securities markets in which the Company participates; changes in the value of the Company’s assets; the Company’s expected portfolio of assets; the Company’s expected investment and underwriting process; interest rate mismatches between the Company’s target assets and any borrowings used to fund such assets; changes in interest rates and the market value of the Company’s target assets; changes in prepayment rates on the Company’s target assets; effects of hedging instruments on the Company’s target assets; rates of default or decreased recovery rates on the Company’s target assets; the degree to which the Company’s hedging strategies may or may not protect the Company from interest rate and foreign currency volatility; the impact of and changes in governmental regulations, tax law and rates, accounting guidance and similar matters; the Company’s ability to maintain the Company’s qualification as a real estate investment trust for U.S. federal income tax purposes; the Company’s ability to maintain its exemption from registration under the Investment Company Act of 1940, as amended (the “1940 Act”); the availability of opportunities to acquire Agency RMBS, Non-Agency RMBS, CMBS, Residential and Commercial Whole-Loans and other mortgage assets; the availability of opportunities to acquire ABS; the availability of qualified personnel; estimates relating to the Company’s ability to make distributions to its stockholders in the future; and the Company’s understanding of its competition.

The forward-looking statements are based on the Company’s beliefs, assumptions and expectations of its future performance, taking into account all information currently available to it.  Forward-looking statements are not predictions of future events.  These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to the Company.  Some of these factors, are described in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s annual report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission (“SEC”) on March 16, 2015. These and other risks, uncertainties and factors, including those described in the annual, quarterly and current reports that the Company files with the SEC, could cause its actual results to differ materially from those included in any forward-looking statements the Company makes.  All forward-looking statements speak only as of the date they are made.  New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect the Company.  Except as required by law, the Company is not obligated to, and does not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

Western Asset Mortgage Capital Corporation and Subsidiaries (the “Company” unless otherwise indicated or except where the context otherwise requires “we”, “us” or “our”) upon commencing operations in May 2012, had an initial investment strategy which was primarily focused on investing in, financing and managing Agency RMBS (including TBAs as defined herein). Over time, we have expanded our investment strategy to include both Non-Agency RMBS and subsequently Agency and Non-Agency CMBS. In addition, and to a significantly lesser extent, we have invested in other securities including certain Agency obligations that are not technically MBS as well as certain Non U.S. CMBS and ABS investments secured by a portfolio of private student loans and interests in Residential and Commercial Whole-Loans.  These changes in our investment strategy, including future changes, are based on our Manager’s perspective of which mix of portfolio assets it believes provides us with the best risk-reward opportunities at any given time.  We have and expect to continue to finance our investment portfolio primarily through the use of repurchase agreements.

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

Our consolidated financial statements include our accounts, those of our wholly owned taxable REIT subsidiary or “TRS” and certain trusts that meet the definition of a variable interest entity (“VIE”) related to the acquisition of Residential Whole-Loans in which we are the primary beneficiary.  Each trust has issued trust certificates to us which are collateralized by Residential Whole-Loans held by the trust. We include the underlying Residential Whole-Loans owned by the trusts in Residential Whole-Loans at fair value on our Consolidated Balance Sheets and have eliminated the trust certificates in consolidation.

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

We have invested the proceeds of our IPO and concurrent private placements along with proceeds from our follow-on public offerings and accompanying private placement primarily in Agency RMBS, including Mortgage pass-through certificates, Agency derivatives, Agency Interest-Only Strips, and Agency CMOs; Non-Agency RMBS; Agency, Non-Agency and Non U.S. CMBS; ABS as well as Residential and Commercial Whole-Loans.  We have also used “to-be-announced” forward contracts, or TBAs, in order to invest in Agency RMBS. Pursuant to these TBAs, we agree to purchase (or deliver), for future settlement, Agency RMBS with certain principal and interest terms and certain underlying collateral.  At March 31, 2015, our portfolio was comprised of approximately $3.0 billion of Agency RMBS (including approximately $240.0 million of Agency Interest-Only Strips), approximately $594.1 million of Non-Agency RMBS (including approximately $94.0 million of Non-Agency Interest-Only Strips), approximately $43.2 million of Agency CMBS (including approximately $18.0 million of Agency CMBS Interest-Only Strips), approximately $437.1 million of Non-Agency CMBS, approximately $125.6 million of other securities, approximately $17.9 million of Residential Whole-Loans, and approximately $8.9 million of a Commercial Whole-Loan. To comply with the REIT requirements, some of our investments were held in a taxable REIT subsidiary or “TRS”.  By acquiring investments or engaging in activities through the TRS, it enables us to engage in such activities without jeopardizing our REIT status. These investments or activities are not held or conducted at the REIT level and as a result would not impact our ability to maintain our qualification as a REIT.

We use leverage, currently consisting of borrowings under repurchase agreements, as part of our business strategy in order to increase potential returns to our stockholders. We accomplish this by borrowing against existing MBS and other assets through repurchase agreements. There are no limits on the maximum amount of leverage that we may use, and we are not required to maintain any particular debt-to-equity leverage ratio under our charter. We may also change our financing strategy and leverage without the consent of our stockholders.

As of March 31, 2015, we had entered into master repurchase agreements with 25 counterparties. As of March 31, 2015, we had approximately $3.6 billion of borrowings, outstanding under our repurchase agreements collateralized by approximately $4.1 billion of MBS and other assets.  The balance outstanding at March 31, 2015 includes approximately $13.1 million of borrowings related to Residential Whole-Loans owned through trust certificates of approximately $17.9 million.  The trust certificates are eliminated upon consolidation.  We have entered into swaps to effectively fix the interest rate of our borrowings; net of variable-rate payment swaps, of approximately $1.5 billion, under our repurchase agreements, and excluding forward starting swaps of $2.1 billion. In addition, as of March 31, 2015, we also owned swaptions on approximately an incremental $655.0 million notional of interest rate swaps.  As of March 31, 2015, our aggregate debt-to-equity ratio was approximately 6.0 to 1.

Recent Market Conditions and Strategy

Our business is affected by general U.S. residential real estate fundamentals, domestic and foreign commercial real estate fundamentals and the overall U.S. and international economic environment. In particular, our strategy is influenced by the specific characteristics of these markets, including but not limited to prepayment rates and interest rate levels. We expect the results of our operations to be affected by various factors, many of which are beyond our control. Our results of operations will primarily depend on, among other things, the level of our net interest income, the market value of our investment portfolio and the supply of and demand for mortgage-related assets. Our net interest income, which includes the amortization of purchase premiums and accretion of discounts, will vary primarily as a result of changes in interest rates, defaults and severity rates, borrowing costs, and prepayment speeds on our MBS and other Target Asset investments.  Similarly, the overall value of our investment portfolio will be impacted by these factors as well as changes in the value of residential and commercial real estate and continuing regulatory changes. Over the course of 2014 and continuing into 2015, we have shifted our portfolio to more credit sensitive assets from Agency securities, which we believe, given the current economic and interest rate environment, will provide a better risk adjusted return.

The current economic and market outlook are shaped in a significant manner by the unprecedented level of fiscal and monetary stimulus that the U.S. Government and U.S. Federal Reserve Board has continued to provide in the aftermath of the 2007-2010 financial crisis. The current rate environment is characterized by a flattening yield curve. The U.S. Federal Reserve Board has maintained a near-zero target for the federal funds rate, and has reiterated its commitment to fulfilling its dual mandate to foster maximum employment and to maintain price stability in the U.S. economy.  On April 29, 2015, the U.S. Federal Reserve Board reaffirmed its view that, at the present time, the current accommodative stance of monetary policy remains appropriate.

Recent economic data which suggests economic growth slowed during the first quarter of 2015 as initial estimates of gross domestic product (“GDP”) for the quarter were 0.2%, substantially below consensus estimates of 1.0% and Q4 2014 GDP of 2.2%.  Specifically, statistics indicate continued underutilization of labor resources, a decline in household spending, softness in business capital investment, sluggish recovery in the housing sector and an overall decline in exports attributable to the strength of the U.S. dollar.  Inflation remains below the Federal Reserve’s longer-run objective of 2%, partially as a result of the decline in energy prices.  Such economic data confirms our Manager’s view that the significant mortgage debt burden, run-off of fiscal stimulus and budget discipline at both the U.S. federal and state level, the strengthening of the U.S. dollar and general economic weakness in Europe will serve as an impediment to real GDP growth throughout 2015.  Accordingly, we believe core interest rates will be range bound with slow inflation. On this basis, we believe that the U.S. Federal Reserve Board will continue its accommodative monetary policy now in effect through at least Q4 2015 and perhaps possible longer and that when it does commence raising the federal funds rate, it will do so in a deliberate and gradual manner. This is consistent with the press release issued on April 29, 2015 at the conclusion of the most recent meeting of the Federal Reserve Open Market Committee.  That press release provided that the Federal Reserve will maintain its current accommodative policy until economic data indicates that its twofold objective of maximum employment and 2% inflation is achieved and that once such objectives are achieved economic conditions it is anticipated that economic conditions may warrant keeping the federal funds rate below levels consider as “normal” in the long run.

As the capital markets have recovered from the 2007-2010 financial crisis, commercial banks have re-entered the secured lending market, which has quickened the pace of asset recovery, and the return to more normalized credit spreads. Notwithstanding the foregoing, recent regulatory changes under the Dodd-Frank Act and Basel III have increased regulatory capital requirements for commercial banks to provide such financing, thereby increasing pressure on liquidity.  As a result of the current regulatory environment, we continue to see significant non-bank entities filling the void for residential and commercial real estate credit lending. Financing of Agency and Non-Agency RMBS, Agency and Non-Agency CMBS as well as ABS remains available through, among other vehicles, repurchase agreements. Haircuts, or the discount attributed to the value of securities sold under repurchase agreements, range from a low of 3.0% to a high of 5.0% for Agency RMBS, depending on the specific security used as collateral for such repurchase agreements, while haircuts for Agency IOs and IIOs can range from a low of 20.0% to a high of 25.0% and haircuts for Non-Agency RMBS and Agency and Non-Agency CMBS range from a low of 13.0% to a high of 60.0% and haircuts for other securities and Whole-Loans range from a low of 20.0% to a high of 55.0%.  Nevertheless, such regulatory changes may impact the availability and current attractive pricing of such financing in the future.

In response to the impact which the financial crisis had on the housing market, the U.S. government, through the FHA, the Federal Deposit Insurance Corporation, or FDIC, and the U.S. Treasury, commenced or proposed implementation of programs designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures. Such loan modification and refinance programs, as well as potential future U.S. federal, state and/or local legislative or regulatory actions that result in the modification of outstanding mortgage loans, and changes in the requirements necessary to qualify for refinancing mortgage loans with FNMA, FHLMC or GNMA, may adversely affect the value of, and the returns on, residential mortgage loans, RMBS, real estate-related assets and securities and various other asset classes in which we may invest. In addition to the foregoing, the U.S. Congress and/or various states and local legislators may enact additional legislation or regulatory action, such as the recently enacted qualifying mortgage requirements under the Dodd-Frank Act, to address the current economic issues or for other purposes that could have a material adverse effect on lending in general and our ability to execute our business strategies.  In particular, we believe that while the recently enacted qualifying mortgage requirements under the Dodd-Frank Act may present an opportunity to acquire and securitize certain “non-qualifying” or Non-QM mortgages, it is likely to reduce the overall production of new mortgages, thereby negatively impacting the general supply of RMBS.

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

We rely on our Manager’s expertise in asset allocation and identifying attractive assets within our investment strategy. At the time of our IPO, our core investment strategy was focused primarily on Agency RMBS.  Our Manager’s expertise in related investment disciplines such as Non-Agency RMBS, CMBS, and ABS has provided us with ability to invest in Non-Agency RMBS, Agency and Non-Agency CMBS, Non U.S. CMBS, ABS and other structured securities, as well as, providing valuable investment insights to our Agency RMBS investment selection and strategy.

We currently purchase and sell Agency RMBS (including TBAs) and Non-Agency RMBS, Agency and Non-Agency CMBS, Non U.S. CMBS, ABS as well as other structured securities, Whole-Loans and Whole-Loan securities.  Currently, our Manager expects to expand our purchase of Non-Agency RMBS, Agency and Non-Agency CMBS, Non U.S. CMBS and ABS as well as expand our investment in Whole-Loans and Whole-Loan securities. We do not have specific investment guidelines providing for precise minimum or maximum allocations to any sector other than those necessary for maintaining our qualification as a REIT and our exemption from the 1940 Act. Our Manager has not and does not expect to purchase securities on our behalf with a view to selling them shortly after purchase. However, in order to maximize returns and manage portfolio risk while remaining opportunistic, we may dispose of securities earlier than anticipated or hold securities longer than anticipated depending upon prevailing market conditions, credit performance, availability of leverage or other factors regarding a particular asset and/or our capital position.

Our Target Assets

We have invested the proceeds of our IPO, concurrent private placements and follow-on public offerings and expect to continue to focus on investing in the following types of securities:

Agency RMBS. - Agency RMBS, which are RMBS for which the principal and interest payments are guaranteed by a U.S. Government agency, such as the Government National Mortgage Association (“GNMA” or “Ginnie Mae”), or a U.S. Government-sponsored entity, such as the Federal National Mortgage Association (“FNMA” or “Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“FHLMC” or “Freddie Mac”).  The Agency RMBS we acquire can be secured by fixed-rate mortgages, adjustable-rate mortgages or hybrid adjustable-rate mortgages. Fixed-rate mortgages have interest rates that are fixed for the term of the loan and do not adjust. The interest rates on adjustable-rate mortgages generally adjust annually (although some may adjust more frequently) to an increment over a specified interest rate index. Hybrid adjustable-rate mortgages have interest rates that are fixed for a specified period of time (typically three, five, seven or ten years) and, thereafter, adjust to an increment over a specified interest rate index. Adjustable-rate mortgages and hybrid adjustable-rate mortgages generally have periodic and lifetime constraints on the amount by which the loan interest rate can change on any predetermined interest rate reset date.  As of March 31, 2015, all of our Agency RMBS, excluding interest-only strips, are secured by fixed-rate mortgages.

Mortgage pass-through certificates. - Mortgage pass-through certificates are securities representing interests in “pools” of mortgage loans secured by residential real property where payments of both interest and scheduled principal, plus pre-paid principal, on the underlying loan pools are made monthly to holders of the securities, in effect “passing through” monthly payments made by the individual borrowers on the mortgage loans that underlie the securities, net of fees paid to the issuer/guarantor of the securities and servicers of the underlying mortgages.

Interest-Only Strips or IOs. - This type of security entitles the holder only to payments of interest based on a notional principal balance. The yield to maturity of Interest-Only Strips is extremely sensitive to the rate of principal payments (particularly prepayments) on the underlying pool of mortgages. We invest in these types of securities primarily to take advantage of particularly attractive prepayment-related or structural opportunities in the MBS markets, as well as to help manage the duration of our overall portfolio

Inverse Interest-Only Strips or IIOs. - This type of security has a coupon with an inverse relationship to its index and is subject to caps and floors. Inverse Interest-Only MBS entitles the holder to interest only payments based on a notional principal balance, which is typically equal to a fixed rate of interest on the notional principal balance less a floating rate of interest on the notional principal balance that adjusts according to an index subject to set minimum and maximum rates. The current yield of Inverse Interest-Only MBS will generally decrease when its related index rate increases and increase when its related index rate decreases.

Principal-Only Strips or POs. — This type of security generally only entitles the holder to receive cash flows that are derived from principal repayments of an underlying loan pool, but in the case of Non-Agency Principal-Only Strips will also include cash flows from default recoveries and excess interest.  The yield to maturity of Principal-Only Strips is extremely sensitive to the rate of principal payments (particularly prepayments) on the underlying pool of mortgages. We invest in these types of securities primarily to take advantage of structural opportunities in the MBS markets.

TBAs. - We may utilize TBAs, in order to invest in Agency RMBS. Pursuant to these TBAs, we agree to purchase (or deliver), for future settlement, Agency RMBS with certain principal and interest terms and certain underlying collateral, but the particular Agency RMBS to be delivered is not identified until shortly before the TBA settlement date. Our ability to invest in Agency RMBS through TBAs may be limited by the 75% real estate income and asset tests applicable to REITs.

Collateralized Mortgage Obligations or CMOs. — These are securities that are structured from residential and/or commercial pass-through certificates, which receive monthly payments of principal and interest. CMOs divide the cash flows which come from the underlying mortgage pass-through certificates into different classes of securities that may have different maturities and different weighted average lives than the underlying pass-through certificates.

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

Agency CMBS. - Fixed and floating rate CMBS, for which the principal and interest payments are guaranteed by a U.S. Government agency or U.S. Government-sponsored entity, but for which the underlying mortgage loans are secured by real property other than single family residences. These may include, but are not limited to Fannie Mae DUS (Delegated Underwriting and Servicing) MBS, Freddie Mac Multifamily Mortgage Participation Certificates, Ginnie Mae project loan pools, and/or CMOs structured from such collateral.

Non-Agency CMBS. - Fixed and floating rate CMBS for which the principal and interest payments are not guaranteed by a U.S. Government agency or U.S. Government-sponsored entity. To date, our primary emphasis has been on legacy securities that when originally issued were rated in the highest rating category by one or more of the nationally recognized statistical rating organizations but we have also invested in subordinated debt for which the property (properties) securing the underlying mortgage collateral is located within the U. S. or the European Union.  We do not have an established minimum current rating requirement for such investments.

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

Agency and Non-Agency CMBS IO and IIO Securities. — Interest-Only and Inverse Interest-Only securities for which the underlying collateral is commercial mortgages the principal and interest on which may or may not be guaranteed by a U.S Government agency or U.S. Government-sponsored entity.  Unlike single family residential mortgages in which the borrower, generally, can prepay at any time, commercial mortgages frequently limit the ability of the borrower to prepay, thereby providing a certain level of prepayment protection.  Common restrictions include yield maintenance and prepayment penalties, the proceeds of which are generally at least partially allocable to these securities, as well as, defeasance.

Risk Sharing Securities Issued by Fannie Mae and Freddie Mac. - From time to time we have and may in the future continue to invest in risk sharing securities issued by Fannie Mae and Freddie Mac.  Principal and interest payments on these securities are based on the performance of a specified pool of Agency residential mortgages. The payments due on these securities, however, are not secured by the referenced mortgages, but are full faith and credit obligations of Fannie Mae or Freddie Mac respectively.  Investments in these securities generally are not qualifying assets for purposes of the 75% real estate asset test applicable to REITs and generally do not generate qualifying income for purposes of the 75% real estate income test applicable to REITs. As a result, we may be limited in our ability to invest in such assets.

ABS. - Debt and/or equity tranches of securitizations backed by various asset classes including, but not limited to, aircrafts, automobiles, credit cards, equipment, franchises, recreational vehicles and student loans. Investments in ABS generally are not qualifying assets for purposes of the 75% real estate asset test applicable to REITs and generally do not generate qualifying income for purposes of the 75% real estate income test applicable to REITs. As a result, we may be limited in our ability to invest in such assets.

Residential Whole-Loans. - We made our first investment in “Residential Whole-Loan” instruments during the fourth quarter 2014 and increased our investment in the quarter ended March 31, 2015.  In the future, we may continue to expand our investment in these mortgages, secured by single family residential properties.  In this regard, our Manager is actively working on a number of potential Whole-Loan programs involving residential mortgages.  As currently contemplated, these programs involve investing in structured Non-Agency RMBS programs crafted specifically for us, although it is possible that we could hold mortgage loans directly at some point.  In addition to holding these instruments for investment, our Manager is also working to provide us with the ability to invest in or acquire Whole-Loans directly or gain exposure to Whole-Loans through investments in structured programs with the intention of securitizing the whole-loans in the future, selling the investment grade portion of the securitized structure and retaining the residual portion. The Residential Whole-Loans are held in trusts for which we are the sole beneficial owner.  Although our expectation is that we will continue to make at least a limited amount of these investments in the near future, increasing these instruments as part of our target assets involves complex investment, structural, regulatory and accounting issues and there can be no assurance that we will in fact expand our investments in Residential Whole-Loans or, if we do, in what form and to what extent we will do so.

Commercial Whole-Loans. - Our Manager is also actively exploring opportunities to invest in small balance, $2.5 million to $25.0 million, Commercial Whole-Loans, including commercial mortgages and Small Business Administration or SBA loans secured primarily by real estate.  During the first quarter 2015, we made our first investment in these instruments. While our Manager has experience in CMBS and we currently invest in Agency and Non-Agency CMBS, as well, as Non U.S. CMBS, investing in Whole-Loans backed or secured by commercial real estate assets involves complex investment, structural, regulatory and accounting issues.  Some of these issues are unique to Commercial Whole-Loans as opposed to residential mortgages.  Accordingly, there is no assurance of the prevalence such investments will have in our overall portfolio in the future.

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

At the time of our IPO, our primary investment strategy focused on Agency RMBS.  As discussed above, we have continued to increase the portion of our portfolio allocated to Non-Agency RMBS, Agency and Non-Agency CMBS, Non U.S. CMBS and ABS.  In the fourth quarter of 2014, we made our first in investment in Residential Whole-Loan mortgages, and in the first quarter 2015 we made our first investment in Commercial Whole-Loan mortgages.  In the future, we are likely to expand our investments in these assets.  Notwithstanding the foregoing, the allocation to Non-Agency RMBS, Agency and Non-Agency CMBS, Non U.S. CMBS, Residential and Commercial Whole-Loans and ABS may vary from time to time based on market conditions.

As of March 31, 2015, the fair value of our investment portfolio was comprised of 70.7% of Agency RMBS, 14.2% of Non-Agency RMBS, 1.0% of Agency CMBS, 10.5% of Non-Agency CMBS, 3.0% of other securities, 0.4% of Residential Whole-Loans and 0.2% of a Commercial Whole-Loan.

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

We expect to maintain a debt to equity ratio of five to ten times the amount of our stockholders’ equity, although there is no minimum or maximum leverage that our investment policies explicitly require. To the extent the Agency MBS percentage of our portfolio decreases, our overall leverage is likely to decrease.  Depending on the different cost of borrowing funds at different maturities, we will vary the maturities of our borrowed funds to attempt to produce lower borrowing costs and reduce interest rate risk. We enter into collateralized borrowings only with institutions that are rated investment grade by at least one nationally-recognized statistical rating organization.  We rely on financing to acquire, on a leveraged basis, assets in which we invest. If market conditions deteriorate, our lenders may exit the repurchase market, and tighten lending standards, or increase the amount of equity capital required to obtain financing thereby making it more difficult and costly for us to obtain financing.

For the three months ended March 31, 2015, we financed our MBS and other securities with repurchase agreements, on a debt-to-equity basis, ranging from 6.0 to 6.4 times leverage calculated at each month-end. In the future, we may, however, be limited or restricted in the amount of leverage we may employ by the terms and provisions of any financing or other agreements, and may be subject to margin calls as a result of our financing activity.  We had an aggregate debt-to-equity ratio, related to our repurchase agreements of approximately 6.0 to 1 at March 31, 2015.  Our debt-to-equity ratio is computed by dividing repurchase borrowings by total stockholders’ equity.

We finance MBS and other securities with repurchase agreement financing with maturities generally ranging from one to three months, but in some cases longer.  At March 31, 2015, we had entered into master repurchase agreements with 25 counterparties.  One of our existing repurchase agreement counterparties and one of its affiliates has communicated their intention to exit the repurchase agreement market in 2015. We believe that we have sufficient capacity with our other repurchase agreement counterparties to refinance these positions and had no outstanding borrowings with these two counterparties as of March 31, 2015. We had approximately $3.6 billion outstanding under our repurchase agreements, including repurchase agreements related to Residential Whole-Loans owned through trust certificates of $13.1 million at March 31, 2015.  The trust certificates are eliminated upon consolidation.

Our Hedging Strategy

Subject to maintaining our qualification as a REIT for U.S. federal income purposes, we pursue various economic hedging strategies to seek to reduce our exposure to adverse changes in interest rates and, to a more limited extent, foreign currency.  The U.S. federal income tax rules applicable to REITs may require us to implement certain of these techniques through a domestic TRS that is fully subject to federal, state and local corporate income taxation. As of March 31, 2015, we have one wholly owned subsidiary which we have elected to treat as a TRS.  Our hedging activity varies in scope based on the level and volatility of interest rates, the type of assets held, including currency denomination and other changing market conditions.  As of March 31, 2015, the majority of swaps we entered into are designed to mitigate the effects of increases in interest rates under a portion of our repurchase agreements.  These swaps generally provide for fixed interest rates indexed off of the London interbank offered rate or LIBOR and effectively fix the floating interest rates.  Notwithstanding the foregoing, in order to manage our hedge position with regard to our liabilities, we on occasion will enter into interest rate swaps which involve the receipt of fixed-rate amounts from a counterparty in exchange for us making variable-rate payments over the life of the interest rate swap without exchange of the underlying notional amount.  As of March 31, 2015, we effectively fixed the floating interest rates on approximately $1.5 billion of borrowings under our repurchase agreements, net of variable-rate payment swaps.  We also entered into forward starting swaps of approximately $2.1 billion.  We utilize forward starting swaps and swaptions for several reasons including replacing expiring swaps, in anticipation of increasing our overall financing and reducing our exposure to future interest rate increases.  Interest rate swaptions provide us the option to enter into an interest rate swap agreement for a predetermined notional amount, stated term and pay and receive interest rates in the future. As of March 31, 2015, we owned swaptions on approximately an incremental $655.0 million of borrowings. As of March 31, 2015, we also entered into foreign currency swaps, agreeing to pay a fixed amount of euros in exchange for a fixed amount of U.S. dollars as well as currency forwards.  We entered into the currency swaps and forwards in order to hedge our exposure to foreign currency with respect to Non-U.S. CMBS investments and the corresponding repurchase financings utilized to make such investments.  In order to enable us to maintain compliance with the REIT requirements, we have generally elected to treat the aforementioned derivative instruments as hedges for U.S. federal tax purposes.  To date, however, we have not elected to apply hedge accounting for financial statement reporting purposes for our derivative instruments. As a result, we record the change in fair value of our derivatives and the associated interest and currency exchange in earnings. Additionally, we may enter into hedging transactions in the form of puts and calls or other financial instruments that we deem appropriate.

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

Critical Accounting Policies

The interim unaudited consolidated financial statements include our accounts, those of our consolidated subsidiary, our wholly owned taxable REIT subsidiary or “TRS” and certain variable interest entities (“VIEs”) related to the acquisition of residential Whole-Loans in which we are the primary beneficiary.  All intercompany amounts have been eliminated in consolidation.  In accordance with GAAP, our consolidated financial statements require the use of estimates and assumptions that involve the exercise of judgment and use of assumptions as to future uncertainties. In accordance with SEC guidance, the following discussion addresses the accounting policies that we currently apply. Our most critical accounting policies will involve decisions and assessments that could affect our reported assets and liabilities, as well as our reported revenues and expenses. We believe that all of the decisions and assessments upon which our consolidated financial statements have been based were reasonable at the time made and based upon information available to us at that time. We have identified what we believe will be our most critical accounting policies to be the following:

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

While linked transactions were treated as derivatives for GAAP through December 31, 2014, the securities underlying the Company’s linked transactions were valued using similar techniques to those used for our securities portfolio. The value of the underlying security was then netted against the carrying amount (which approximates fair value) of the repurchase agreement at the valuation date. Additionally, TBA instruments are similar in substance to our Agency RMBS portfolio, and the Company therefore estimates fair value based on similar methods.

We determine the fair value of derivative financial instruments by obtaining quotes from a third party pricing service, whose pricing is subject to review by our Manager’s pricing committee. In valuing our interest rate derivatives, such as swaps and swaptions, we consider the creditworthiness of our counterparties, along with collateral provisions contained in each derivative agreement, from the perspective of both us and our counterparties. All of our interest rate swaps are either cleared through a central clearing house and subject to the clearing house margin requirements or subject to bilateral collateral arrangements.  As of September 2013, the vast majority of our newly entered into interest rate swaps are cleared through a central clearing house. We also have netting arrangements in place with all derivative counterparties pursuant to standard documentation developed by the International Swap and Derivatives Association. Consequently, no credit valuation adjustment was made in determining the fair value of interest rate derivatives.

Valuation techniques for MBS, Whole-Loans and other structured securities may be based upon models that consider the estimated cash flows of the security or the Whole-Loan. Depending on the asset and the underlying collateral, the primary inputs to the model include yields for to-be-announced (also known as TBAs) Agency RMBS, the U.S. Treasury market and floating rate indices such as LIBOR, the Constant Maturity Treasury rate and the prime rate as a benchmark yield. In addition, the model may incorporate the current weighted average maturity and additional pool level information such as prepayment speeds, default frequencies and default severities, if applicable. To the extent, the inputs are observable and timely, the assets are categorized in Level II of the fair value hierarchy; otherwise, unless alternative pricing information as described is available, they are categorized as Level III.

Fair value under GAAP represents an exit price in the normal course of business, not a forced liquidation price. If we are forced to sell assets in a short period to meet liquidity needs, the prices we receive could be substantially less than the recorded fair values of our assets. Furthermore, the analysis of whether it is more likely than not that we will be required to sell assets in an unrealized loss position prior to an expected recovery in value (if any), the amount of such expected required sales, and the projected identification of which assets will be sold is also subject to significant judgment, particularly in times of market illiquidity.

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

We generally receive one independent pricing service price for each investment in our portfolio.  Our Manager has established a quarterly process to review and validate the pricing received from the independent pricing service and has a process for challenging prices received from the independent pricing service when necessary.  The Company utilizes our Manager’s policies in this regard.  Our and our Manager’s quarterly review of the independent third party pricing data may consist of a review of the daily change in the prices provided by the independent pricing vendor which exceed established tolerances or comparisons to executed transaction prices.  Our Manager’s pricing group, which functions independently from its portfolio management personnel, corroborates the price differences or changes in price by comparing the vendor price to alternate sources including other independent pricing services or broker quotations.  If the price change or difference cannot be corroborated, the Manager’s pricing group consults with the portfolio management team for market color in reviewing such pricing data as warranted.  To the extent that our Manager has information, typically in the form of broker quotations that would indicate that a price received from the independent pricing service is outside of a tolerance range, our Manager generally challenges the independent pricing service price.

In addition, to ensure proper fair value hierarchy, we and our Manager review the methodology used by the third party pricing service to understand whether observable market data is being utilized in the vendor’s pricing methodology.  Generally, this review is conducted annually, however ad-hoc reviews of the pricing methodology and the data do occur.  The review of the assumptive data received from the vendor includes comparing key inputs.  In addition, as part of our regular review of pricing, our Manager’s pricing group may have informal discussions with the independent pricing vendor regarding their evaluation methodology or the market data utilized in their determination as well as performing back testing with regard to the sale of certain securities. The conclusion that a price should be overridden in accordance with our Manager’s pricing methodology may impact the fair value hierarchy of the security for which such price has been adjusted.

Linked transactions

Prior to January 1, 2015, in instances where we finance the acquisition of securities through repurchase agreements with the same counterparty from which the securities were purchased, we evaluate such transactions in accordance with GAAP.  This guidance in effect prior to January 1, 2015 required that if the initial transfer of a financial asset and repurchase financing that were entered into contemporaneously with, or in contemplation of, one another to be considered linked unless all of the criteria found in the guidance were met at the inception of the transaction. If the transaction met all of the conditions, the initial transfer would be accounted for separately from the repurchase financing, and we would record the securities and the related financing on a gross basis on our Consolidated Balance Sheets with the corresponding interest income and interest expense in our Consolidated Statements of Operations.  If the transaction was determined to be linked, we would record the initial transfer and repurchase financing on a net basis and record a forward commitment to purchase securities as a derivative instrument with changes in market value being recorded on our Consolidated Statements of Operations. Such forward commitments was recorded at fair value with subsequent changes through December 31, 2014 in fair value recognized in Gain (loss) on linked transactions, net on our Consolidated Statements of Operations. We refer to these transactions as Linked Transactions. Prior to January 1, 2015, when or if a transaction was no longer considered to be linked, the security and related repurchase financing was be reported on a gross basis. The unlinking of a transaction caused a realized event in which the fair value of the security as of the date of unlinking became the cost basis of the security. The difference between the fair value on the unlinking date and the existing cost basis of the security was the realized gain or loss.  Recognition of effective yield for such security was calculated prospectively using the new cost basis.  For linked transactions, we reflected purchases and sales of securities within the investing section of our Consolidated Statements of Cash Flows.  Proceeds from repurchase agreements borrowings and repayments of repurchase agreement borrowings were reflected in the financing section of our Consolidated Statements of Cash Flows.

Starting in 2015, GAAP no longer requires us to segregate and treat linked transactions as derivatives.  Accordingly, starting January 1, 2015 we report such securities and the corresponding repurchase agreement on a gross basis on our Consolidated Balance Sheets and with the corresponding interest income and interest expense reported on a gross basis in our Consolidated Statements of Operations.  See “Recent accounting pronouncements” for details.

Interest income recognition and Impairment

Agency MBS, Non-Agency MBS, and other securities, excluding Interest-Only Strips, rated AA and higher at the time of purchase

Interest income on mortgage-backed and other securities is accrued based on the respective outstanding principal balances and corresponding contractual terms. Premiums and discounts associated with Agency MBS, Non-Agency MBS and other securities, excluding Interest-Only Strips, rated AA and higher at the time of purchase, are amortized into interest income over the estimated life of such securities using the effective yield method. Adjustments to premium and discount amortization are made for actual prepayment activity.  We estimate prepayments at least quarterly for our securities, and as a result, if prepayments increase (or are expected to increase), we will accelerate the rate of amortization on premiums or discounts and make a retrospective adjustment to historical amortization. Alternatively, if prepayments decrease (or are expected to decrease) we will reduce the rate of amortization on the premiums or discounts and make a retrospective adjustment to historical amortization.

Our conversion to a new accounting system as of April 1, 2014, caused a change in the calculation methodology used to determine the amortization of bond premium.  This resulted in a cumulative retrospective change in estimate of approximately $1.2 million. The impact of this change of estimate was limited to an increase of $0.03 per share in core earnings (a non-GAAP measure).  For financial reporting purposes, the impact of the change in estimate had no impact on Net income and was limited to an increase of approximately $1.2 million to Interest Income and an equal offsetting reduction to Unrealized gain (loss) on Mortgage-backed securities, other securities and Whole-Loans, net on the Consolidated Statements of Operations for the three months ended June 30, 2014.  We do not believe the aforementioned change in estimate will have a material impact to subsequent periods.

We assess our Agency MBS, Non-Agency MBS and other securities, excluding Interest-Only Strips, rated AA and higher at the time of purchase, for other-than-temporary impairment on at least a quarterly basis. When the fair value of an investment is less than its amortized cost at the balance sheet date of the reporting period for which impairment is assessed, the impairment is designated as either “temporary” or “other-than-temporary.” In deciding on whether or not a security is other-than-temporarily impaired, we consider several factors, including the nature of the investment, communications (if any) from the trustee of securitization regarding the credit quality of the security, the severity and duration of the impairment, the cause of the impairment, and our intent not to sell the security and whether it is more likely than not that we will not be required to sell the security until recovery of its amortized cost basis.  An other-than-temporary impairment is deemed to have occurred when there is an adverse change in the expected cash flows (principal or interest) to be received and the fair value of the security is less than its carrying amount. In determining whether an adverse change in cash flows occurred, the present value of the remaining cash flows, as estimated at the initial transaction date (or the last date previously revised), is compared to the present value of the expected cash flows at the current reporting date.  The estimated cash flows reflect those a “market participant” would use and are discounted at a rate equal to the current yield used to accrete interest income.  These adjustments are reflected in our Consolidated Statement of Operations as Other loss on Mortgage-backed securities and other securities.

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

Non-Agency MBS and other securities that are rated below AA at the time of purchase and Interest-Only Strips that are not classified as derivatives

Interest income on Non-Agency MBS and other securities that are rated below AA at the time of purchase and Interest-Only Strips that are not classified as derivatives, are recognized based on the effective yield method.  The effective yield on these securities is based on the projected cash flows from each security, which is estimated based on our observation of the then current information and events, where applicable, and will include assumptions related to interest rates, prepayment rates and the timing and amount of credit losses.  On at least a quarterly basis, we review and, if appropriate, make adjustments to our cash flow projections based on input and analysis received from external sources, internal models, and our judgment about interest rates, prepayment rates, the timing and amount of credit losses, and other factors. Where appropriate, we may include in our cash flow projections the U.S Department of Justice’s settlements with the major residential mortgage originators, regarding certain lending practices.  Changes in cash flows from those originally projected, or from those estimated at the last evaluation, may result in a prospective change in the yield/interest income recognized on such securities. Actual maturities of the securities are affected by the contractual lives of the underlying collateral, periodic payments of scheduled principal, and prepayments of principal. Therefore, actual maturities of the securities will generally be shorter than stated contractual maturities.

Based on the projected cash flow of such securities purchased at a discount to par value, we may designate a portion of such purchase discount as credit protection against future credit losses and, therefore, not accrete such amount into interest income.  The amount designated as credit discount may be adjusted over time, based on the actual performance of the security, its underlying collateral, actual and projected cash flow from such collateral, economic conditions and other factors. If the performance of a security with a credit discount is more favorable than forecasted, a portion of the amount designated as credit discount may be accreted into interest income prospectively.

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

Finally, certain of our MBS and other securities that are in an unrealized loss position at March 31, 2015 are also not considered other-than-temporarily impaired because we have no intent to sell these investments, it is more likely than not that we will not be required to sell the investment before recovery of its amortized cost basis and we are not required to sell the security for regulatory or other reasons.

Residential and Commercial Whole-Loans

We record our purchases of Residential and Commercial Whole-Loans as the amount paid to the seller plus any fees paid or less any fees received.  All other costs incurred in connection with acquiring Residential and Commercial Whole-Loans or committing to purchased Residential and Commercial Whole-Loans are charged to expense as incurred. We amortize or accrete any premium or discount over the life of the related loan utilizing the effective interest method, based on the contractual payments terms of the loan. On at least a quarterly basis, we evaluate the collectability of both interest and principal of each loan, if circumstances warrant, to determine whether such loan is impaired. A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the existing contractual terms. When a loan is impaired, we do not record a loss accrual as we have elected the fair value option. However, income recognition is suspended for loans at the earlier of the date at which payments become 90-days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired loan is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. A loan is written off when it is no longer realizable and/or legally discharged.

Foreign currency transactions

We have and expect to continue to enter into transactions denominated in foreign currency from time to time.  At the date the transaction is recognized, the asset and/or liability will be measured and recorded using the exchange rate in effect at the date of the transaction.  At each balance sheet date, such foreign currency assets and liabilities are re-measured using the exchange rate in effect at the date of the balance sheet, resulting in unrealized foreign currency gains or losses.  Unrealized foreign currency gains or losses on MBS and other assets are recorded in Unrealized gain (loss) on Mortgage-backed securities, other securities and Whole-Loans, net on the Consolidated Statements of Operations. In addition, we evaluate whether an other-than-temporary impairment is deemed to have occurred on MBS and other assets denominated in a foreign currency.  Cash flows from MBS and other assets denominated in foreign currencies are received in a foreign currency, and as a result, we may incur a loss due to changes in foreign exchange rates even when all contractual cash flows are received.  These adjustments are reflected in our Consolidated Statements of Operations as Other loss on Mortgage-backed securities and other securities.  Unrealized and realized foreign currency gains or losses on borrowings under repurchase agreements are recorded in Interest income on cash balances and other income (loss), net on the Consolidated Statements of Operations. Interest income from investments denominated in a foreign currency and interest expense on borrowings denominated in a foreign currency are recorded at the average rate of exchange during the period.

Variable Interest Entities (“VIEs”)

VIEs are defined as entities in which equity investors either do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support, are unable to direct the entity’s activities or are not exposed to the entity’s losses or entitled to its residual returns. VIEs are required to be consolidated by their primary beneficiary. The primary beneficiary of a VIE is determined to be the party that has both the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. This determination of the requirement to consolidate a VIE and the requirement to disclose information about our involvement in a VIE can sometimes involve complex and subjective analyses. Ongoing assessments of whether an enterprise is the primary beneficiary of a VIE is required.

Due from counterparties/Due to counterparties

Due from counterparties represents cash posted by us with our counterparties as collateral for our interest rate and/or currency derivative financial instruments, repurchase agreements, and TBAs. Due to counterparties represents cash posted with us by our counterparties as collateral under our interest rate and/or currency derivative financial instruments, repurchase agreements, and TBAs. Included in the due from counterparties and/or due to counterparties are daily variation margin settlement amounts with counterparties which are based on the price movement of our futures contracts.  In addition, as provided below, Due to counterparties may include non-cash collateral, which we have the obligation to return, and which we have either sold or pledged. To the extent we receive collateral other than cash from our counterparties such assets are not included in our Consolidated Balance Sheets.  Notwithstanding the foregoing, if we either rehypothecate such assets or pledge the assets as collateral pursuant to a repurchase agreement, the cash received and the corresponding liability is reflected on our Consolidated Balance Sheets.

Derivatives and hedging activities

Subject to maintaining our qualification as a REIT for U.S. federal income tax purposes, we utilize derivative financial instruments, including interest rate swaps, interest rate swaptions, mortgage put options, currency forwards, futures contracts, TBAs and Agency and Non-Agency Interest-Only Strips to hedge the interest rate and currency risk associated with our portfolio and related borrowings. Derivatives, subject to REIT requirements, are used for hedging purposes rather than speculation. We determine their fair value of our derivative positions and obtain quotations from third parties, including the Chicago Mercantile Exchange or CME, to facilitate the process of determining such fair values. If our hedging activities do not achieve the desired results, reported earnings may be adversely affected.

GAAP requires an entity to recognize all derivatives as either assets or liabilities and to measure those instruments at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives are classified as either hedges of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge) or hedges of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge).  If we do not elect hedge accounting for a derivative instrument, which we have not, fair value adjustments are recorded in earnings immediately.

We elected not to apply hedge accounting for our derivative instruments.  Accordingly, we record the change in fair value of our derivative instruments, which includes net interest rate swap payments (including accrued amounts) and net currency payments (including accrued amounts) related to interest rate swaps and currency swaps, respectively, in Gain (loss) on derivative instruments, net in our Consolidated Statements of Operations.  In our Consolidated Statements of Cash Flows, premiums received and paid on termination of our interest rate swaps, excluding interest rate swaps containing an other-than-insignificant financing element and the unamortized premium of market agreed coupon (“MAC”) interest rate swaps, are included in cash flows from operating activities. Alternatively, proceeds and payments on settlement of swaptions, mortgage put options, futures contracts and TBAs are included in cash flows from investing activities.  Proceeds and payments on settlement of forward contracts are reflected in cash flows from financing activities in our Consolidated Statement of Cash Flows.  While payments made at the time of entering MAC interest rate swaps are included in cash flows from investing activities, payments received by us upon entering MAC interest rate swaps are included in either cash flows from investing activities or cash flows financing activities, depending on whether or not the derivative instrument includes an other-than-insignificant financing element.  For MAC interest rate swaps containing an other-than-insignificant financing element, all cash flows over the life of the derivative are treated as cash flows from financing activities.  Return and recovery of basis activity for MAC interest rate swaps is included in cash flows from investing activities for swaps not containing an other-than-insignificant financing element in our Consolidated Statement of Cash Flows. For Agency and Non-Agency Interest-Only Strips accounted for as derivatives, the purchase, sale and recovery of basis activity is included with MBS and other securities under cash flows from investing activities in our Consolidated Statement of Cash Flows.

We evaluate the terms and conditions of our holdings of Agency and Non-Agency Interest-Only Strips, interest rate swaptions, currency forwards, futures contracts and TBAs to determine if these instruments have the characteristics of an investment or should be considered a derivative under GAAP.  In determining the classification of our holdings of Interest-Only Strips, we evaluate the securities to determine if the nature of the cash flows has been altered from that of the underlying mortgage collateral. Generally, Interest-Only Strips for which the security represents a strip off of a mortgage pass through security will be considered a hybrid instrument classified as a MBS investment on our Consolidated Balance Sheets utilizing the fair value option. Alternatively, those Interest-Only Strips, for which the underlying mortgage collateral has been included into a structured security that alters the cash flows from the underlying mortgage collateral, are accounted for as derivatives at fair value. Accordingly, Agency and Non-Agency Interest-Only Strips, interest rate swaptions, currency forwards, futures contracts and TBAs having the characteristics of derivatives are accounted for at fair value with such changes recognized in Gain (loss) on derivative instruments, net in our Consolidated Statements of Operations, along with any interest earned or paid (including accrued amounts). The carrying value of the Agency and Non-Agency Interest-Only Strips, accounted for as derivatives, is included in Mortgage-backed securities on the Consolidated Balance Sheets.  The carrying value of interest rate swaptions, currency forwards, futures contracts and TBAs is included in Derivative assets or Derivative liabilities on the Consolidated Balance Sheets.

We evaluate all of our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. An embedded derivative is separated from the host contact and accounted for separately when all of the guidance criteria are met.  Hybrid instruments that are remeasured at fair value through earnings, including the fair value option, are not bifurcated.  Derivative instruments, including derivative instruments accounted for as liabilities, are recorded at fair value and are re-valued at each reporting date, with changes in the fair value together with interest earned or paid (including accrued amounts) reported in the Gain (loss) on derivative instruments, net in our Consolidated Statements of Operations.  While accounted for as derivative instruments through December 31, 2014, linked transactions, including changes in fair value and interest earned or paid (including accrued amounts) were reported separately in our Consolidated Balance Sheets, Consolidated Statements of Operations and Consolidated Statements of Cash Flows.  See “Warrants” below.

Repurchase agreements and Reverse Repurchase agreements

Mortgage-backed securities and other securities sold under repurchase agreements are treated as collateralized financing transactions, unless they meet sales treatment. Securities financed through a repurchase agreement remain on our Balance Sheet as an asset and the amount of cash received from the lender is recorded in our Consolidated Balance Sheets as a liability, unless such transaction was accounted for as a linked transaction prior to January 1, 2015, as described below. Interest payable in accordance with repurchase agreements is recorded as accrued interest payable on the Consolidated Balance Sheets.  Interest paid (including accrued amounts) in accordance with repurchase agreements is recorded as interest expense, unless the repurchase agreement was accounted for as a linked transaction prior to January 1, 2015, as described below.  We reflect all proceeds from repurchase agreement borrowings and repayment of repurchase agreement borrowings which are not linked transactions, including transactions pertaining to collateral received with respect to certain swap transactions, on a gross basis on the Consolidated Statements of Cash Flows.

We may borrow securities under reverse repurchase agreements to deliver a security owned and sold by us but pledged to a different counterparty under a separate repurchase agreement when in the Manager’s view terminating the outstanding repurchase agreement is not in our interest.  Cash paid to the borrower are recorded in our Consolidated Balance Sheets as an asset.  Interest receivable in accordance with reverse repurchase agreements is recorded as accrued interest receivable on our Consolidated Balance Sheets. We reflect all proceeds on reverse repurchase agreement and repayment of reverse repurchase agreement, on a net basis on our Consolidated Statements of Cash Flows.  Upon sale of a pledged security, we recognize an obligation to return the borrowed security on our Consolidated Balance Sheet in Due to Counterparty.  We establish haircuts to ensure the market value of the underlying asset remains sufficient to protect us in the event of default by the counterparty.  Realized gains and losses associated with the sale of the security are recognized in Realized gain (loss) on sale of Mortgage-backed securities, other securities and Whole-Loans, net on our Consolidated Statement of Cash flows.

Share-based compensation

We account for share-based compensation to our independent directors, to any employee, to our Manager and to employees of our Manager and its affiliates using the fair value based methodology prescribed by GAAP.  Compensation cost related to restricted common stock issued to our independent directors including any such restricted stock which is subject to a deferred compensation program, and any employee is measured at its fair value at the grant date, and amortized into expense over the service period on a straight-line basis. Compensation cost related to restricted common stock issued to our Manager and to employees of our Manager, including our officers who are employees of the Manager, and its affiliates is initially measured at fair value at the grant date, is revalued on subsequent dates to the extent the awards are unvested and amortized into expense over the vesting period on a straight-line basis using the revised valuations.

Warrants

For our warrants we use a variation of the adjusted Black-Scholes option valuation model to record the financial instruments at their relative fair values at issuance. The warrants issued with our common stock in the private placement to certain accredited institutional investors on May 15, 2012, were evaluated by us and were recorded at their relative fair value as a component of equity at the date of issuance.  See “Derivatives and hedging activities” above.

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

The dividends paid deduction for qualifying dividends paid to stockholders is computed using our taxable income as opposed to net income reported on the consolidated financial statements. Taxable income, generally, will differ from net income reported on the consolidated financial statements because the determination of taxable income is based on tax provisions and not GAAP.

We may create and elect to treat certain subsidiaries as Taxable REIT Subsidiaries (“TRS”). In general, a TRS may hold assets and engage in activities that we cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business. A TRS is subject to U.S. federal, state and local corporate income taxes, and its value may not exceed 25% of the value of the Company.  While a TRS may generate net income, a TRS can declare dividends to us, which will be included in our taxable income and necessitate a distribution to our stockholders.  Conversely, if we retain earnings at the TRS level, no distribution is required and it can increase book equity of the consolidated entity.  As of March 31, 2015, we have a single wholly owned subsidiary which we have elected to treat as a TRS.

We evaluate uncertain tax positions, if any, and classify interest and penalties, if any, related to unrecognized tax benefits, if any, as a component of the provision for income taxes.  In addition, we evaluate the performance of the TRS each period to determine the need for a provision for income taxes.

Accounting standards applicable to emerging growth companies

The JOBS Act contains provisions that relax certain requirements for “emerging growth companies” for which we qualify. For as long as we are an emerging growth company, which may be up to five full fiscal years, unlike other public companies, we will not be required to: (i) comply with any new or revised financial accounting standards applicable to public companies until such standards are also applicable to private companies under Section 102(b)(1) of the JOBS Act; (ii) provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act; (iii) comply with any new requirements adopted by the PCAOB requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer; or (iv) comply with any new audit rules adopted by the PCAOB after April 5, 2012 unless the SEC determines otherwise.  We currently take advantage of some of these exemptions.  Our qualification for remaining an emerging growth company under the five full fiscal years expires on December 31, 2017.  However, we will no longer qualify for such exemption if our gross revenue for any year equals or exceeds $1.0 billion or more, we issue more than $1.0 billion in non-convertible debt during the three previous years, or if we are deemed to be a large accelerated filer.

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

Recent accounting pronouncements

Accounting Standards Adopted in 2015

In April 2014, the Financial Accounting Standards Board issued updated guidance that changes the requirements for reporting discontinued operations.  Under the new guidance, a discontinued operation is defined as a disposal of a component of an entity or group of components of an entity that is disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.  The guidance is effective prospectively as of the first quarter of 2015 for a public company and for certain non-for-profit entities, with early adoption permitted for new disposals or new classifications as held-for-sale.  The guidance is effective for other entities for annual periods beginning on or after December 15, 2014 and interim periods within annual periods beginning on or after December 15, 2015. The new guidance does not have a material impact on our consolidated financial statements.

In June 2014, the Financial Accounting Standards Board issued guidance that changes the accounting for repurchase-to-maturity transactions and repurchase financing arrangements. The new guidance aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements. These transactions would all be accounted for as secured borrowings. The guidance eliminates sale accounting for repurchase-to-maturity transactions and supersedes the guidance under which a transfer of a financial asset and a contemporaneous repurchase financing could be accounted for on a combined basis as a forward agreement, which has resulted in outcomes referred to as off-balance-sheet accounting.  In addition, the guidance requires additional disclosures. The guidance is effective for a public company for the first interim or annual period beginning after December 15, 2014.  Other entities may elect to apply the requirements for interim periods beginning after December 31, 2014.  Certain disclosures under this guidance do not take effect for a public company until the first period beginning after March 15, 2015 and do not take effect for other companies beginning for annual periods beginning after December 31, 2014 and for interim periods beginning after December 15, 2015.  Through December 31, 2014, the Company accounted for certain transfers as forward agreements under the previous guidance, which were classified as linked transactions.  The new guidance requires us to record these transfers as secured borrowings. The implementation of the new guidance resulted in an increase to Mortgage-backed securities and other securities, at fair value of approximately $52.5 million, an increase in Borrowings under repurchase agreements of approximately $31.9 million and a decrease in Linked transactions, net, at fair value of approximately $20.6 million in our Consolidated Balance Sheets as of January 1, 2015.  In addition, the implementation of the new guidance resulted in a cumulative-effect adjustment of zero to retained earnings as of January 1, 2015.

Accounting Standards to be Adopted in Future Periods

In August 2014, the Financial Accounting Standards Board issued guidance that will require an entity’s management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. According to the new guidance, substantial doubt exists when conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date the financial statements are issued. The term “probable” is used consistently with its current use in U.S. GAAP for loss contingencies. Disclosures will be required if conditions give rise to substantial doubt about the entity’s ability to continue as a going concern, including whether management’s plans that are intended to mitigate those conditions will alleviate the substantial doubt when implemented. The guidance is effective for annual periods ending after December 15, 2016. The effective date is the same for both public companies and all other entities.  Early application is permitted.  We have not elected to early adopt this guidance.  Our first assessment under the new guidance will be completed for the year ending December 31, 2016.

In January 2015, the FASB issued guidance to simplify income statement presentation by eliminating the concept of extraordinary items. U.S. GAAP currently requires that a company separately classify, disclose and present extraordinary events and transactions. The guidance eliminates the concept of extraordinary items from U.S. GAAP. Under the existing guidance, an entity is required to separately disclose extraordinary items, net of tax, in the income statement after income from continuing operations if an event or transaction is of an unusual nature and occurs infrequently. This separate, net-of-tax presentation (and corresponding earnings per share impact) will no longer be allowed. The existing requirement to separately present items that are of an unusual nature or occur infrequently on a pre-tax basis within income from continuing operations has been retained. The new guidance also requires similar separate presentation of items that are both unusual and infrequent. The standard is effective for periods beginning after December 15, 2015. The effective date is the same for both public companies and all other entities.  Early adoption is permitted, but only as of the beginning of the fiscal year of adoption. Upon adoption, a reporting entity may elect prospective or retrospective application. If adopted prospectively, both the nature and amount of any subsequent adjustments to previously reported extraordinary items must be disclosed.  We have not elected to early adopt this guidance. The new guidance is not expected to have a material impact on our consolidated financial statements.

In February 2015, the FASB issued guidance to simplify and reduce the number of consolidation models through the elimination of an indefinite deferral for certain entities and by placing more emphasis on risk of loss when determining a controlling financial interest.  The guidance affects reporting entities that are required to evaluate whether they should consolidate certain legal entities.  All legal entities are subject to reevaluation under the revised consolidation model.  The standard is effective for a public company for fiscal years, and for interim periods within fiscal years beginning after December 15, 2015.  The standard is effective for other entities for fiscal years beginning after December 31, 2016, and for interim periods beginning after December 15, 2017.  Early adoption is permitted, including adoption in an interim period.  If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period.  We have not elected to early adopt this guidance.  We are currently assessing the impact that this guidance will have on our consolidated financial statements when adopted.

In April 2015, the FASB issued guidance to amend the presentation of debt issuance cost related to a recognized debt liability. Under the new guidance, the debt issuance costs will be presented in the balance sheet as a direct deduction from the carrying amount of the recognized debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected under the new guidance. The standard is effective for a public company for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The standard is effective for other entities for the fiscal years beginning December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016.  Early adoption is permitted. The guidance should be applied on a retrospective basis. The balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon adoption, an entity is required to comply with the applicable disclosures for a change in an accounting principle. These disclosures include the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items (i.e., debt issuance cost asset and the debt liability). We have not elected to early adopt this guidance. The new guidance is not expected to have a material impact on our consolidated financial statements.

Results of Operations

The following discussion of our results of operations highlights our performance for the three months ended March 31, 2015 and March 31, 2014. For the three months ended March 31, 2015, we had net income of $14.1 million or $0.34 per basic and diluted weighted average common share.  For the three months ended March 31, 2014, we had a net loss of $8.4 million or $0.32 per basic and diluted weighted average common share.

Investments

The following table presents certain information about our investment portfolio at March 31, 2015 (dollars in thousands):

	Principal Balance	Unamortized Premium (Discount)	Discount Designated as Credit Reserve and OTTI	Amortized Cost	Unrealized Gain (Loss)	Fair Value	Net Weighted Average Coupon (1)
Agency RMBS 20-Year mortgage
Coupon Rate:
3.00%	$312,793	$14,144	$—	$326,937	$(1,301)	$325,636	3.0%
3.50%	274,407	15,745	—	290,152	699	290,851	3.5%
4.00%	588,660	32,738	—	621,398	15,749	637,147	4.0%
	1,175,860	62,627	—	1,238,487	15,147	1,253,634	3.6%
30-Year mortgage
Coupon Rate:
3.50%	247,388	18,159	—	265,547	(3,678)	261,869	3.5%
4.00%	457,450	37,270	—	494,720	2,595	497,315	4.0%
4.50%	555,214	40,708	—	595,922	23,678	619,600	4.5%
5.50%	64,683	8,033	—	72,716	1,453	74,169	5.5%
6.00%	7,470	911	—	8,381	230	8,611	6.0%
	1,332,205	105,081	—	1,437,286	24,278	1,461,564	4.2%

Agency RMBS IOs and IIOs(2)	N/A	N/A	—	169,370	7,706	177,076	3.9%
Agency and Non-Agency IOs and IIOs accounted for as derivatives (2)(3)	N/A	N/A	N/A	N/A	N/A	81,354	2.8%
	N/A	N/A	—	169,370	7,706	258,430	3.5%

Non-Agency RMBS	653,715	(10,198)	(151,659)	491,858	8,307	500,165	3.9%
Non-Agency RMBS IOs and IIOs(2)	N/A	N/A	N/A	76,404	13,378	89,782	6.2%
	653,715	(10,198)	(151,659)	568,262	21,685	589,947	4.7%

Agency and Non-Agency CMBS, including Non U.S.	497,834	(26,392)	(10,176)	461,266	995	462,261	5.5%
CMBS Interest-Only Strips(2)	N/A	N/A	N/A	3,475	216	3,691	4.4%
	497,834	(26,392)	(10,176)	464,741	1,211	465,952	5.4%

Other securities (4)	118,861	1,231	(2,057)	125,741	(175)	125,566	5.2%
Residential Whole-Loans	17,244	276	—	17,520	340	17,860	5.2%
Commercial Whole-Loan	8,750	—	—	8,750	150	8,900	8.3%
Total	$3,804,469	$132,625	$(163,892)	$4,030,157	$70,342	$4,181,853	4.1%

(1) Net weighted average coupon as of March 31, 2015 is presented net of servicing and other fees.

(2) Agency RMBS IOs and IIOs, Non-Agency RMBS IOs and IIOs, Agency and Non-Agency IOs and IIOs, accounted for as derivatives, and Agency and Non-Agency CMBS IOs and IIOs have no principal balances and bear interest based on a notional balance.  The notional balance is used solely to determine interest distributions on interest-only class of securities.  At March 31, 2015, the notional balance for Agency RMBS IOs and IIOs, Non-Agency IOs and IIOs, Agency, Non-Agency IOs and IIOs, accounted for as derivatives, and CMBS IOs and IIOs was $1.1 billion, $356.2 million, $793.7 million and $46.5 million, respectively.

(3) Interest on these securities is reported as a component of Gain (loss) on derivative instruments, net.

(4) Other securities includes residual interests in asset-backed securities which have no principal balance and an amortized cost of approximately $7.7 million.

The following table summarizes our MBS and other securities at fair value according to their estimated weighted average life classifications as of March 31, 2015 (dollars in thousands):

Weighted Average Life	Fair Value	Net Weighted Average Coupon(1)
Less than or equal to three years	$97,642	5.5%
Greater than three years and less than or equal to five years	655,923	4.1%
Greater than five years and less than or equal to 10 years	3,074,084	3.8%
Greater than 10 years	327,444	5.2%
Total	$4,155,093	4.1%

(1) Net weighted average coupon as of March 31, 2015 is presented net of servicing and other fees.

The following table summarizes certain characteristics of our Agency RMBS portfolio by issuer and investment category as of March 31, 2015 (dollars in thousands):

	Principal Balance	Amortized Cost	Fair Value	Net Weighted Average Coupon (1)
Agency RMBS 20-Year and 30-Year
Fannie Mae	1,741,273	1,863,363	$1,894,057	4.0%
Freddie Mac	766,792	812,410	821,141	3.7
Total Agency RMBS 20-Year and 30-Year	2,508,065	2,675,773	2,715,198	3.9
Agency RMBS IOs and IIOs(2)
Fannie Mae	N/A	50,632	56,203	3.7
Freddie Mac	N/A	35,524	36,577	3.3
Ginnie Mae	N/A	83,214	84,296	4.6
Total Agency RMBS IOs and IIOs(2)	N/A	169,370	177,076	3.9
Agency RMBS IOs and IIOs accounted for as derivatives(2)
Fannie Mae	N/A	N/A	20,732	3.2
Freddie Mac	N/A	N/A	11,182	4.6
Ginnie Mae	N/A	N/A	30,969	4.2
Total Agency RMBS IOs and IIOs accounted for as derivatives (2)	N/A	N/A	62,883	3.9
Total: Agency RMBS	$2,508,065	$2,845,143	$2,955,157	3.9%

(1) Net weighted average coupon as of March 31, 2015 is presented net of servicing and other fees.

(2) Agency RMBS IOs and IIOs, Agency RMBS IOs and IIOs, accounted for as derivatives have no principal balances and bear interest based on a notional balance.  The notional balance is used solely to determine interest distributions on interest-only class of securities.

The following table details the constant prepayment rates for our Agency portfolio as of March 31, 2015, based on our Manager’s estimates which are based on third party models, as adjusted by our Manager, and are updated quarterly on a prospective basis:

Constant Prepayment Rates	Low	High
Agency RMBS
20-Year mortgage	5.06%	22.77%
30-Year mortgage	5.44%	31.67%
Agency RMBS IOs and IIOs	6.95%	31.77%
Agency RMBS IOs and IIOs accounted for as derivatives	6.22%	25.34%
Agency CMBS and Agency CMBS IOs and IIOs(1)	N/A	N/A
Agency CMBS IOs accounted for as derivatives(1)	N/A	N/A

(1)         CMBS generally include prepayment restrictions; therefore, there are no Constant Prepayment Rates available.

The following table presents the fair value and weighted average purchase price for each of our Non-agency RMBS categories, together with certain of their respective underlying loan collateral attributes and current performance metrics as of March 31, 2015 (fair value dollars in thousands):

Category	Fair Value	Weighted Average Purchase Price	Weighted Average Life (Years)	Original LTV	Original FICO	60+ Day Delinquent	6-Month CPR
Prime	$106,050	$82.35	11.2	69.3%	726	18.6%	13.3%
Alt-A	410,376	76.67	11.6	73.9%	707	22.2%	10.8%
Subprime	77,716	66.34	11.1	78.4%	631	25.4%	8.8%
Total	$594,142	$76.34	11.5	73.7%	700	22.0%	11.0%

The following table summarizes the credit ratings of our Non-agency RMBS, Non-agency CMBS and other securities based on fair value as of March 31, 2015:

Non-Agency RMBS		Non-Agency CMBS		Other Securities
Credit Rating (1)	Percentage	Credit Rating(1)	Percentage	Credit Rating(1)	Percentage
BBB	0.2%	BBB	—%	BBB	—%
BBB-	—%	BBB-	2.6%	BBB-	—%
BB	—%	BB	3.7%	BB	—%
B+	—%	B+	2.1%	B+	—%
B	0.9%	B	8.8%	B	—%
B-	0.2%	B-	10.1%	B-	12.7%
Below B	81.8%	Below B	50.0%	Below B	15.5%
Not Rated	16.9%	Not Rated	22.7%	Not Rated	71.8%
Total	100.0%	Total	100.0%	Total	100.0%

(1)         For securities for which one or two ratings are obtained, the lowest rating is used. For securities for which three ratings are obtained, the middle rating is used. Ratings are obtained either from S&P or other rating agencies, stated in terms of the S&P equivalent.

The following table details information for our Non-Agency and other securities portfolio as of March 31, 2015, based on our Manager’s estimates which are based on third party models, as adjusted by our Manager, and are updated quarterly on a prospective basis:

	Cumulative Default		Cumulative Severity		Cumulative 5-Year CRR
	Low	High	Low	High	Low	High
Non-Agency RMBS	2.26%	87.89%	0.02%	84.47%	2.43%	12.84%
Non-Agency RMBS IOs and IIOs	2.26%	66.71%	2.26%	66.98%	4.39%	10.32%
Non-Agency RMBS IOS and IIOs accounted for as derivatives	27.01%	62.19%	0.02%	63.95%	5.37%	12.54%
Non-Agency CMBS	N/A	N/A	N/A	N/A	N/A	N/A
Other securities	—%	82.15%	—%	66.46%	—%	11.69%

We made investments in certain Non-Agency RMBS inverse floaters. The coupon rates on these securities have an inverse relationship to a benchmark rate.  When the benchmark interest rate increases the coupon payment rate will decrease because the benchmark interest rate is deducted from the coupon payment.  We generally purchased these securities at a premium.  Accelerated prepayments on these bonds could result in an economic loss, as we would not recover the upfront premium.  The premiums are amortized into income using the effective interest rate method.  As of March 31, 2015 and March 31, 2014, we held $90.0 million and $76.1 million, respectively, in Non-Agency RMBS inverse floaters excluding linked transactions.  In addition as of March 31, 2014, we held $15.7 million in Non-Agency RMBS inverse floaters accounted for as linked transactions.

The following table presents certain information about our Residential Whole-Loans investment portfolio at March 31, 2015 (dollars in thousands):

Current Coupon Rate	Number of Loans	Principal Balance	Weighted Average Loan to Value	Weighted Average FICO Score(1)	Weighted Average Life to Maturity (years)	Weighted Average Coupon Rate
4.01– 5.00%	8	$3,744	63.3%	745	3.9	4.6%
5.01 – 6.00%	54	12,408	52.8%	737	1.5	5.3%
6.01 – 7.00%	4	842	70.4%	668	4.6	6.3%
7.01 – 8.00%	1	220	74.8%	665	1.9	7.5%
Total	67	$17,244	56.2%	734	2.2	5.2%

(1)         The tables above reflect the most current FICO scores available to us. FICO scores are updated by the loan servicers on at least an annual basis.

The following table presents the U.S. states represented in Residential Whole-Loans at March 31, 2015 based on principal balance (dollars in thousands):

	State Concentration	Principal Balance
California	71.2%	$12,303
Florida	9.7	1,671
Massachusetts	8.1	1,398
West Virginia	3.8	647
New Jersey	1.9	326
Other	5.3	899
Total	100.0%	$17,244

We acquired our first Commercial Whole-Loan, with a loan to value of 67% at acquisition during the first quarter 2015.  The Commercial Whole-Loan is a performing first mortgage loan with collateral located in California and with a maturity of January 2016, subject to extension under the existing terms of the promissory note.  The loan has a coupon rate of 8.25%, a principal balance of approximately $8.8 million and a fair value of approximately $8.9 million at March 31, 2015.  The loan was not impaired and we have no unfunded commitment at March 31, 2015.

Investment Activity

Agency and Non-Agency RMBS, Agency and Non-Agency CMBS, IO and IIO Securities, Other Securities and Residential and Commercial Whole-Loans.

The following table presents our investment portfolio activity, for the three months ended March 31, 2015 (dollars in thousands):

	For the three months ended March 31, 2015
	Purchases	Principal Payments and Basis Recovery	Proceeds from Sales
Agency RMBS and Agency RMBS IOs and IIOs	$159,048	$79,694	$301,732
Non-Agency RMBS	128,066	18,940	207,594
Agency CMBS and Agency CMBS IOs and IIOs	—	1,009	—
Non-Agency CMBS	31,403	426	27,543
Other securities	10,050	612	—
Total MBS and other securities	$328,567	$100,681	$536,869
Residential Whole-Loans(1)	10,460	20	—
Commercial Whole-Loan	8,750	—	—
Total MBS and other securities: Including Residential and Commercial Whole-Loans	$347,777	$100,701	$536,869

(1)         Purchases of Residential Whole-Loans include premiums of $230 thousand paid at acquisition.

The following table presents our investment portfolio activity, including linked transactions (Non-GAAP) for the three months ended March 31, 2014 (dollars in thousands):

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

For the three months ended March 31, 2014, we realized a net gain of approximately $1.3 million from the unlinking of securities previously accounted for as derivatives through linked transactions.  Through December 31, 2014, we reclassified, from mark-to-market adjustments on linked transactions to realized gain (loss) on linked transactions during the period the respective security becomes unlinked.

The following table presents the vintage of our investment portfolio at March 31, 2015:

	2001	2003	2004	2005	2006	2007	2009	2010	2011	2012	2013	2014	2015	Total
Agency RMBS
20-Year Mortgage	—	—	—	—	—	—	—	—	—	6.1%	14.9%	9.0%	0.1%	30.1%
30-Year Mortgage	—	—	—	—	—	—	0.3%	1.4%	0.1%	12.3%	7.3%	13.7%	—	35.1%
Agency Interest Only- Strips	—	—	—	—	0.3%	—	—	0.4%	0.4%	2.1%	0.7%	0.4%	—	4.3%
Agency and Non-Agency Interest-Only Strips, accounted for as derivatives	—	—	—	0.1%	0.1%	—	—	0.2%	0.1%	0.8%	0.5%	—	—	1.8%
Non-Agency RMBS	—	0.1%	0.5%	3.5%	3.3%	4.5%	—	—	—	—	—	0.7%	1.4%	14.0%
Agency and Non-Agency CMBS	—	—	0.2%	—	3.3%	3.3%	—	—	0.7%	0.1%	—	2.8%	0.7%	11.1%
Other securities	0.7%	—	0.2%	—	—	—	—	—	—	—	0.7%	1.2%	0.2%	3.0%
Residential Whole-Loans	—	—	—	—	—	—	—	—	—	—	0.2%	0.2%	—	0.4%
Commercial Whole-Loan	—	—	—	—	—	—	—	—	—	—	—	—	0.2%	0.2%
Total	0.7%	0.1%	0.9%	3.6%	7.0%	7.8%	0.3%	2.0%	1.3%	21.4%	24.3%	28.0%	2.6%	100%

As of March 31, 2015 the weighted average expected remaining term to the expected maturity of our investment portfolio is 6.9 years.

Financing and Other Liabilities. We have entered into repurchase agreements to finance the vast majority of our MBS and other assets.  These agreements are secured by substantially all of our MBS and other securities and bear interest at rates that have historically moved in close relationship to LIBOR.  The following table summarizes the fair value of MBS and other collateral pledged as of March 31, 2015 and December 31, 2014 (dollars in thousands):

	March 31, 2015		December 31, 2014
Collateral	Repurchase Agreement Borrowings Outstanding	Fair Value of Collateral Pledged (1)	Repurchase Agreement Borrowings Outstanding	Fair Value of MBS Collateral Pledged(1)
Agency RMBS	$2,793,272	$2,940,283	$2,994,351	$3,158,544
Non-Agency RMBS	413,517	600,712	473,942	670,526
Agency and Non-Agency CMBS	345,903	473,556	325,864	431,938
Other securities and Whole-Loans(1)	96,247	125,919	81,564	108,743
Total: Excluding Linked Transactions	$3,648,939	$4,140,470	$3,875,721	$4,369,751
Non-Agency RMBS Linked Transactions	—	—	6,559	8,156
Non-Agency CMBS Linked Transactions, including Non U.S.	—	—	22,458	38,609
Other securities Linked Transactions	—	—	2,840	5,719
Total: Including Linked Transactions (Non-GAAP)	$3,648,939	$4,140,470	$3,907,578	$4,422,235

(1)         Other securities and Whole-Loans includes repurchase borrowings of $13.1 million and $4.9 million and collateral pledged attributed to Residential Whole-Loans owned through trust certificates with a fair value of $17.9 million and $7.2 million at March 31, 2015 and December 31, 2014, respectively.  The trust certificates are eliminated upon consolidation.

The following table presents our borrowing activity, by type of collateral pledged, for the three months ended March 31, 2015 and March 31, 2014 (dollars in thousands):

	For the three months ended March 31, 2015		For the three months ended March 31, 2014
Collateral	Proceeds	Repayments	Proceeds	Repayments
Agency RMBS	$3,705,263	$3,906,340	$3,890,692	$3,692,442
Non-Agency RMBS	610,403	677,387	404,012	355,389
Agency and Non-Agency CMBS	628,699	628,949	14,292	17,544
Other securities and Whole-Loans(1)	130,577	118,734	21,597	21,324
Total: Excluding Linked Transactions	$5,074,942	$5,331,410	$4,330,593	$4,086,699
Non-Agency RMBS Linked Transactions	—	—	38,571	87,044
Total	$5,074,942	$5,331,410	$4,369,164	$4,173,743

(1)         Other securities and Whole-Loans includes repurchase borrowings proceeds of $8.2 million and repayments of $15 thousand for borrowings collateralized by Residential Whole-Loans owned through trust certificates for the three months ended March 31, 2015.  The trust certificates are eliminated upon consolidation.

At March 31, 2015, we had outstanding repurchase agreement borrowings with the following 20 counterparties totaling approximately $3.6 billion:

			Fair Value of
(dollars in thousands)	Amount	Percent of Total Amount	Company Securities &Whole- Loans	Counterparty
Repurchase Agreement Counterparties	Outstanding	Outstanding	Held as Collateral	Rating(3)
Merrill Lynch Pierce Fenner & Smith Inc. (1)	$547,943	15.0%	$573,475	A
JP Morgan Securities LLC (1)	478,467	13.1%	515,006	A+
Deutsche Bank Securities LLC (1)	405,780	11.1%	453,470	A
Barclays Capital Inc. (1)	344,596	9.4%	386,593	A
UBS Securities LLC (1)	287,871	7.9%	360,704	A
BNP Paribas Securities Corporation (1)	280,258	7.7%	297,604	A+
RBC (Barbados) Trading Bank Corporation(1)	273,529	7.5%	370,209	P-1
Mizuho Securities USA Inc. (1)	197,103	5.4%	221,532	(P)A2
Credit Suisse Securities (USA) LLC (1)(2)	194,626	5.3%	267,413	A
Goldman Sachs Bank USA (1)	171,603	4.7%	178,743	A
Morgan Stanley & Co. LLC (1)	142,345	3.9%	144,679	A
Jefferies & Company Inc. (1)	78,579	2.2%	81,030	BBB-
RBC Capital Markets LLC (1)	72,916	2.0%	76,130	AA-
Royal Bank of Canada (1)	49,961	1.4%	62,026	AA-
Nomura Securities International, Inc. (1)	39,806	1.1%	41,214	Unrated(4)
Citigroup Global Markets Inc. (1)	27,852	0.8%	39,088	A
KGS-Alpha Capital Markets, L.P.	23,679	0.6%	24,886	Unrated
Deutsche Bank AG	17,283	0.5%	29,033	A
Wells Fargo Bank NA	11,560	0.3%	12,278	AA-
Credit Suisse Securities (Europe) Limited	3,182	0.1%	5,357	A
Total	$3,648,939	100.0%	$4,140,470

(1)         Counterparty holds collateral valued in excess of 5% of our stockholders’ equity as security for our obligations under the applicable repurchase agreements as of March 31, 2015.

(2)         Fair value of Company assets held as collateral includes Residential Whole-Loans owned through trust certificates with a fair value of $17.9 million.

(3)         The counterparty ratings presented above are the long-term issuer credit ratings as rated at March 31, 2015 by S&P, except for Mizuho Securities USA Inc. which is the long-term issuer credit rating by Moody’s at March 31, 2015 and for RBC (Barbados) Trading Bank Corporation which is the short-term issuer credit rating by Moody’s at March 31, 2015.

(4)         Nomura Holdings, Inc., the parent company of Nomura Securities International, Inc., is rated BBB+ by S&P at March 31, 2015.

At December 31, 2014, we had outstanding repurchase agreement borrowings with the following 21 counterparties totaling approximately $3.9 billion, which is a Non-GAAP measure due to our Linked Transactions, which is reconciled to GAAP below as follows:

			Fair Value of
(dollars in thousands)	Amount	Percent of Total Amount	Company Securities	Counterparty
Repurchase Agreement Counterparties	Outstanding	Outstanding	Held as Collateral	Rating(3)
Merrill Lynch Pierce Fenner & Smith Inc. (1)	$598,717	15.3%	$621,152	A
Deutsche Bank Securities LLC (1)	442,131	11.3%	482,107	A
Barclays Capital Inc. (1)	364,609	9.3%	413,245	A
JP Morgan Securities LLC (1)	353,676	9.1%	382,364	A+
BNP Paribas Securities Corporation (1)	336,531	8.6%	359,216	A+
Royal Bank of Canada (1)	275,065	7.0%	371,280	AA-
UBS Securities LLC (1)	256,405	6.6%	307,947	A
Credit Suisse Securities (USA) LLC (1)(2)	241,541	6.2%	326,785	A
Goldman Sachs Bank USA (1)	236,873	6.1%	246,796	A
Mizuho Securities USA Inc. (1)	204,755	5.2%	231,506	(P)A2
Morgan Stanley & Co. LLC (1)	157,926	4.0%	162,348	A
Jefferies & Company Inc. (1)	77,098	2.0%	81,930	BBB-
RBC Capital Markets LLC (1)	75,003	1.9%	78,413	AA-
RBC (Barbados) Trading Bank Corporation(1)	54,561	1.4%	73,266	P-1
The Royal Bank of Scotland plc (1)	51,252	1.3%	70,333	A-
Wells Fargo Bank NA (1)	50,984	1.3%	53,635	AA-
Nomura Securities International, Inc. (1)	41,226	1.1%	42,449	Unrated(4)
Citigroup Global Markets Inc. (1)	32,100	0.8%	42,399	A
Deutsche Bank AG (1)	27,362	0.7%	41,866	A
KGS-Alpha Capital Markets, L.P.	23,789	0.6%	25,229	Unrated
Wells Fargo Securities LLC	5,974	0.2%	7,968	AA-
Total: Non-GAAP Basis — Including Linked Transactions, including Non U.S.	$3,907,578	100.0%	$4,422,234
Linked Transactions	31,857	—	52,483
Total: GAAP Basis — Excluding Linked Transactions	$3,875,721	—	$4,369,751

(1)         Counterparty holds collateral valued in excess of 5% of our stockholders’ equity as security for our obligations under the applicable repurchase agreements as of December 31, 2014.

(2)         Fair value of Company assets held as collateral includes Residential Whole-Loans owned through trust certificates with a fair value of $7.2 million.

(3)         The counterparty ratings presented above are the long-term issuer credit ratings as rated at December 31, 2014 by S&P, except for Mizuho Securities USA Inc. which is the long-term issuer credit rating by Moody’s at December 31, 2014 and for RBC (Barbados) Trading Bank Corporation which is the short-term issuer credit rating by Moody’s at December 31, 2014.

(4)         Nomura Holdings, Inc., the parent company of Nomura Securities International, Inc., is rated BBB+ by S&P at December 31, 2014.

We have an obligation to return Agency RMBS pledged under reverse repurchase agreements accounted for as securities borrowing transaction which were subsequently sold by us with a fair value of $66.0 million as of March 31, 2015.  The borrowed securities were collateral for payments made by us of $65.7 million, which are presented as a receivable under reverse repurchase agreements on our Consolidated Balance Sheets.  The reverse repurchase agreements have a weighted average maturity of 14 days and a weighted average interest rate of 0.06%.  We did not have any obligation to return securities received under reverse repurchase agreements as collateral at December 31, 2014.

We record the liability for MBS and other securities purchased, for which settlement has not taken place as an investment related payable.  As of March 31, 2015, we had investment related payables of $5.5 million of which no items were outstanding greater than 30 days.

The following table presents our borrowings by type of collateral pledged as of March 31, 2015 and March 31, 2014, and the respective Cost of Funds for the periods then ended (dollars in thousands):

Collateral	Balance (GAAP) March 31, 2015	Weighted Average Cost of Funds for the three months ended March 31, 2015	Balance (GAAP) March 31, 2014	Weighted Average Cost of Funds for the three months ended March 31, 2014
Agency RMBS	$2,793,272	0.40%	$2,529,527	0.42%
Non-Agency RMBS	413,517	1.53	257,545	1.71
Agency and Non-Agency CMBS	345,903	1.53	14,292	1.45
Other securities and Whole-Loans (1)	96,247	1.58	21,597	1.70
Total	$3,648,939	0.65%	$2,822,961	0.53%

(1)         Other securities include repurchase borrowings of $13.1 million collateralized by Residential Whole-Loans owned through trust certificates at March 31, 2015.  The trust certificates are eliminated upon consolidation.

The following table presents our borrowings by type of collateral pledged as of March 31, 2015 and March 31, 2014, and the respective Effective Cost of Funds (Non-GAAP financial measure) for the periods then ended (dollars in thousands) See “Non-GAAP financial measures”:

Collateral	Balance (Non- GAAP) March 31, 2015	Weighted Average Effective Cost of Funds for the three months ended March 31, 2015 (1)	Balance (Non- GAAP) March 31, 2014	Weighted Average Effective Cost of Funds for the three months ended March 31, 2014 (1)
Agency RMBS	$2,793,272	0.57%	$2,529,527	1.74%
Non-Agency RMBS	413,517	1.61	257,545	1.82
Agency and Non-Agency CMBS	345,903	1.63	14,292	1.45
Other securities and Whole-Loans(2)	96,247	1.58	21,597	1.70
Total: Excluding Linked Transactions	$3,648,939	0.81%	$2,822,961	1.74%
Non-Agency RMBS Linked Transactions	—	—	12,714	2.95
Total	$3,648,939	0.81%	$2,835,675	1.77%

(1)         The effective cost of funds for the three months ended March 31, 2015 and March 31, 2014, are calculated on an annualized basis and include interest expense for the periods and net periodic interest payments on interest rate swaps, net of premium amortization on MAC swaps, of approximately $1.4 million and $7.9 million, respectively, interest payments on Non-Agency RMBS linked transactions of approximately $0 and $225 thousand, respectively. While swaps are not accounted for using hedge accounting, such instruments are viewed by us as an economic hedge against increases in interest rates on our liabilities and are classified as hedges for purposes of satisfying the REIT requirements.  See “Non-GAAP Financial Measures.”

(2)         Other securities and Whole-Loans include repurchase borrowings of $13.1 million for Residential Whole-Loans owned through trust certificates at March 31, 2015.  The trust certificates are eliminated upon consolidation.

The following table presents our average borrowings, by type of collateral pledged, on a GAAP and Non-GAAP basis for the three months ended March 31, 2015 and March 31, 2014 (in thousands):

Collateral	For the three months ended March 31, 2015	For the three months ended March 31, 2014
Agency RMBS	$3,023,797	$2,337,542
Non-Agency RMBS	456,597	202,761
Agency and Non-Agency CMBS	354,500	14,302
Other securities and Whole-Loans (1)	92,427	21,486
Total: Excluding Linked Transactions (GAAP)	$3,927,321	$2,576,091
Non-Agency RMBS Linked Transactions (Non-GAAP)	—	52,699
Total (Non-GAAP)	$3,927,321	$2,628,790
Maximum borrowings during the period (Non-GAAP)(2)	3,988,180	2,837,521

(1)         Other securities and Whole-Loans include average repurchase borrowings of $8.8 million for Residential Whole-Loans owned through trust certificates for the three months ended March 31, 2015.  The trust certificates are eliminated upon consolidation.

(2)         Amount represents the maximum borrowings at month-end during each of the respective periods.

Derivative Instruments.  As of March 31, 2015, we had entered into swaps designed to mitigate the effects of increases in interest rates under a portion of our repurchase agreements as such repurchase agreements are renewed and/or extended.  The swaps generally provide for fixed interest rates that are indexed off of LIBOR and are viewed by us to effectively fix the floating interest rates, on our repurchase agreements.  In managing our interest rate swap position in conjunction with our hedging strategy and potential tax implications, we may enter into variable-rate payment swaps which effectively act as an offset to fixed-rate payment swaps.  As of March 31, 2015, we had approximately $3.1 billion of variable-rate payment swaps in addition to $265.2 million of forward starting variable-rate payment swaps.

The following tables present information about our fixed pay rate interest rate swaps as of March 31, 2015 and December 31, 2014 (dollars in thousands):

	March 31, 2015
Remaining Interest Rate Swap Term	Notional Amount	Fair Value — Asset (Liability), net	Average Fixed Pay Rate	Average Maturity (Years)	Forward Starting
1 year or less	$639,300	$(459)	0.5%	0.9	—%
Greater than 1 year and less than 3 years	1,422,300	(5,880)	0.9	1.8	28.1
Greater than 3 years and less than 5 years	1,126,500	(14,402)	1.7	4.4	—
Greater than 5 years	3,685,470	(244,609)	2.7	9.5	53.1
Total	$6,873,570	$(265,350)	2.0%	6.3	34.3%

	December 31, 2014
Remaining Interest Rate Swap Term	Notional Amount	Fair Value — Asset (Liability), net	Average Fixed Pay Rate	Average Maturity (Years)	Forward Starting
1 year or less	$89,300	$(111)	0.5%	0.9	—%
Greater than 1 year and less than 3 years	1,972,300	(733)	0.8	1.8	20.3
Greater than 3 years and less than 5 years	603,000	(4,597)	1.8	4.2	—
Greater than 5 years	3,103,770	(156,952)	2.8	9.4	63.1
Total	$5,768,370	$(162,393)	2.0%	6.2	40.9%

The following tables present information about our variable pay rate interest rate swaps as of March 31, 2015 and December 31, 2014 (dollars in thousands):

	March 31, 2015
Remaining Interest Rate swap Term	Notional Amount	Fair Value — Asset (Liability), net	Average Variable Pay Rate	Average Maturity (Years)	Forward Starting
Greater than 1 years and less than 3 years	$200,000	$466	0.3%	1.8	—%
Greater than 3 years and less than 5 years	1,251,800	10,655	0.3	4.6	—
Greater than 5 years	1,854,100	86,277	0.2	11.9	14.3
Total	$3,325,900	$97,398	0.3%	8.5	8.0%

	December 31, 2014
Remaining Interest Rate swap Term	Notional Amount	Fair Value — Asset (Liability), net	Average Variable Pay Rate	Average Maturity (Years)	Forward Starting
Greater than 1 years and less than 3 years	$220,000	$(164)	0.2%	2.0	—%
Greater than 3 years and less than 5 years	634,000	2,210	0.2	4.5	—
Greater than 5 years	1,309,600	45,229	0.2	12.1	8.4
Total	$2,163,600	$47,275	0.2%	8.8	5.1%

The following tables present information about our interest rate swaptions as of March 31, 2015 and December 31, 2014 (dollars in thousands):

	March 31, 2015
	Option		Underlying Swap
Fixed-Pay Rate for Underlying Swap	Fair Value	Weighted Average Months Until Option Expiration	Notional Amount	Weighted Average Swap Term (Years)
1.51 – 1.75%	$1,395	2.8	$550,000	10.0
2.26 – 2.50%	70	14.8	105,000	1.0
	$1,465	4.7	$655,000	8.6

	December 31, 2014
	Option		Underlying Swap
Fixed-Pay Rate for Underlying Swap	Fair Value	Weighted Average Months Until Option Expiration	Notional Amount	Weighted Average Swap Term (Years)
2.26 – 2.50%	$178	17.8	$105,000	1.0
	$178	17.8	$105,000	1.0

We also purchased or shorted TBAs.  As of March 31, 2015 and December 31, 2014, we had contracts to purchase (“long position”) and sell (“short position”) TBAs on a forward basis.  Following is a summary of our long and short TBA positions reported in Derivative assets, at fair value, on the Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014 (dollars in thousands):

	March 31, 2015		December 31, 2014
	Notional Amount	Fair Value	Notional Amount	Fair Value
Purchase contracts, asset	$2,082,000	$9,207	$2,915,000	$17,457
TBA securities, asset	2,082,000	9,207	2,915,000	17,457
Sale contracts, liability	(1,345,000)	(6,756)	(2,590,000)	(12,355)
TBA securities, liability	(1,345,000)	(6,756)	(2,590,000)	(12,355)
TBA securities, net	$737,000	$2,451	$325,000	$5,102

The following table presents additional information about our contracts to purchase and sell TBAs for the three months ended March 31, 2015 (dollars in thousands):

	Notional Amount as of December 31, 2014	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount as of March 31, 2015
Purchase of TBAs	$2,915,000	$7,136,000	$(7,969,000)	$2,082,000
Sale of TBAs	$2,590,000	$6,724,000	$(7,969,000)	$1,345,000

We also enter into Eurodollar futures. As of March 31, 2015 and December 31, 2014, we had purchase contracts (“long position”), representing a notional amount of $592.0 million and $592.0 million with a fair value of $1.0 million and $451 thousand and an expiration date of June 2016 and June 2016, respectively. In addition, as of March 31, 2015 and December 31, 2014, we had contracts to sell (“short position”), representing a notional amount of $592.0 million and $592.0 million with a fair value in a liability position of $1.9 million and $1.2 million and an expiration date of June 2018 and June 2018, respectively.

We have invested in and, in the future, may invest in additional assets which are denominated in a currency or currencies other than U.S. dollars.  Similarly, we have and may in the future, finance such assets in a currency or currencies other than U.S. dollars.  In order to mitigate the impact to us, we may enter into derivative financial instruments, including foreign currency swaps and foreign currency forwards, to manage fluctuations in the valuation between U.S. dollars and such foreign currencies.  Foreign currency swaps involve the payment of a foreign currency at fixed interest rate on a fixed notional amount and the receipt of U.S. dollars at a fixed interest rate on a fixed notional amount.  Foreign currency forwards provide for the payment of a fixed amount of a foreign currency in exchange for a fixed amount of U.S. dollars at a date certain in the future.  The carrying value of foreign currency swaps and forwards is included in Derivative assets (liabilities), at fair value on the Consolidated Balance Sheets with changes in valuation included in Gain (loss) on derivative instruments, net on the Consolidated Statement of Operations.  The following is a summary of our foreign currency forwards at March 31, 2015 and December 31, 2014 (dollars and euros in thousands):

	March 31, 2015
Derivative Type	Notional Amount	Notional (USD Equivalent)	Maturity	Fair Value
Buy USD/Sell EUR currency forward	€3,574	$3,959	April 2015	$120
Currency forwards, assets	€3,574	3,959	n/a	$120
Buy USD/Sell EUR currency forward	€5,083	$5,401	April 2015	$(59)
Buy EUR/Sell USD currency forward	11,156	13,542	April 2015	(1,559)
Currency forwards, liabilities	€16,239	$18,943	n/a	$(1,618)
Total currency forwards	€19,813	$22,902	n/a	$(1,498)

	December 31, 2014
Derivative Type	Notional Amount	Notional (USD Equivalent)	Maturity	Fair Value
Buy USD/Sell EUR currency forward	€3,331	$4,143	January 2015	$112
Buy USD/Sell EUR currency forward	7,766	9,417	January 2015	21
Buy USD/Sell EUR currency forward	3,471	4,211	February 2015	9
Buy EUR/Sell USD currency forward	5,000	6,051	January 2015	1
Currency forwards, assets	€19,568	$23,822	n/a	$143
Buy USD/Sell EUR currency forward	€5,043	$6,104	February 2015	$(1)
Buy EUR/Sell USD currency forward	11,156	13,542	April 2015	(30)
Buy EUR/Sell USD currency forward	11,156	13,914	January 2015	(415)
Currency forwards, liabilities	€27,355	$33,560	n/a	$(446)
Total currency forwards	€46,923	$57,382	n/a	$(303)

The following is a summary of our foreign currency swaps with a fair value of $8.2 million and $3.9 million at March 31, 2015 and December 31, 2014, respectively (dollars and euros in thousands):

Date entered	Maturity	Fixed Rate	Denomination	Notional Amount
June 2014	July 2024	7.25%	EUR	18,500
June 2014	July 2024	9.005%	USD	25,160

Net Interest Income

We earned interest income, net of premium amortization and amortization/recovery of basis, and inclusive of discount accretion of approximately $40.8 million and $23.4 million for the three months ended March 31, 2015 and March 31, 2014, respectively which represents interest earned on our assets.  We incurred interest expense of approximately $6.4 million and $3.4 million for the three months ended March 31, 2015 and March 31, 2014, respectively, which was related to borrowings from repurchase agreements.  The increase in interest income is primarily attributable to the change in the composition of portfolio to more credit-oriented assets between the first quarter of 2014 and 2015, as well as an overall increase in the size of the portfolio.  When we went public in 2012, our focus Agency RMBS and at year-end, our portfolio consisted almost entirely of Agency RMBS. In 2013, the percentage of Agency RMBS in our portfolio decreased from 99.9% to 94.9% with the difference being invested almost entirely in Non-Agency RMBS.  This trend continued in 2014, with the percentage of Agency RMBS decreasing to 77.8% and the percentage of Non-Agency RMBS and CMBS increasing to 13.5% and 6.7% respectively.  As we shifted to a more credit-oriented portfolio, our average yield increased to 3.91% for the three months ended March 31, 2015, from 3.28%, for the three months ended March 31, 2014.  While our average cost of funds also increased to 0.65% for the three months ended March 31, 2015, from 0.53% for the three months ended March 31, 2014, this was more than outweighed by the increase in average yield, resulting in an increase in net interest spread to 3.26% from 2.75% for the three months ended March 31, 2015 and 2014, respectively.  Other factors impacting interest income include leverage and assumptions pertaining prepayments, defaults and loss severity.  Cost of repurchase financing for Agency RMBS remained relatively constant over the past three years as the Federal Reserve continued to maintain its accommodative monetary policy.  We have supplemented our discussion of GAAP net interest income discussed above, with a discussion below of our net interest rate spread including interest income (expense) on Agency and Non-Agency Interest-Only Strips accounted as derivatives and net interest income (expenses), net incurred on swaps and linked-transactions, which only apply to the three months ended March 31, 2014, a Non-GAAP measure, defined below, which gives a more concise view of our hedged portfolio as a whole.

Our effective gross yield, a non-GAAP measure, for the three months ended March 31, 2015 and March 31, 2014 was 3.97% and 3.57%, respectively.  Our effective gross yield, a non-GAAP measure, increased for the three months ended March 31, 2015 to March 31, 2014 due to the change in composition of our portfolio to more credit-oriented assets.  Our effective cost of funds, a non-GAAP measure, for the three months ended March 31, 2015 and March 31, 2014 was 0.81% and 1.77%, respectively. The decrease in our effective cost of funds for the three months ended March 31, 2015 and March 31, 2014 primarily resulted from a decrease in hedging costs.

	For the three months ended March 31, 2015
(dollars in thousands)	Agency RMBS	Non-Agency RMBS	Agency and Non-Agency CMBS	Other securities and Whole- Loans	Total

Average amortized cost of securities	$3,020,438	$620,981	$459,085	$127,906	$4,228,410

Total interest income (1)	$22,044	$9,442	$7,477	$1,843	$40,806

Yield on average securities	2.96%	6.17%	6.61%	5.67%	3.91%

Average balance of repurchase agreements	$3,023,797	$456,597	$354,500	$92,427	$3,927,321

Total interest expense	$2,979	$1,727	$1,335	$361	$6,402

Average cost of funds (2)	0.40%	1.53%	1.53%	1.58%	0.65%

Net interest income	$19,065	$7,715	$6,142	$1,482	$34,404

Net interest rate spread	2.56%	4.64%	5.08%	4.09%	3.26%

(1)Amount includes net (amortization of premiums), accretion of discounts and (amortization/recovery of basis) of approximately $(15.4) million for Agency RMBS, approximately $(2.4) million for Non-Agency RMBS, approximately $575 thousand for Agency and Non-Agency CMBS and approximately $385 thousand for other securities for the three months ended March 31, 2015.

(2)  For the three months ended March 31, 2015, cost of funds does not include accrual and settlement of interest, net of premium amortization on MAC swaps, of approximately $1.4 million associated with derivative instruments. In accordance with GAAP, such costs are included in gain (loss) on derivative instruments, in the Consolidated Statement of Operations.

	For the three months ended March 31, 2014
(dollars in thousands)	Agency RMBS	Non-Agency RMBS	Agency and Non-Agency CMBS	Other securities	Total

Average amortized cost of securities	$2,554,148	$304,306	$8,871	$25,527	$2,892,852

Total interest income (1)	$17,713	$5,000	$224	$493	$23,430

Yield on average securities	2.81%	6.66%	10.24%	7.83%	3.28%

Average balance of repurchase agreements	$2,337,542	$202,761	$14,302	$21,486	$2,576,091

Total interest expense	$2,392	$857	$51	$90	$3,390

Average cost of funds (2)	0.42%	1.71%	1.45%	1.70%	0.53%

Net interest income	$15,321	$4,143	$173	$403	$20,040

Net interest rate spread	2.39%	4.95%	8.79%	6.13%	2.75%

(1)Amount includes net (amortization of premiums), accretion of discounts and (amortization/recovery of basis) of approximately $(12.1) million for Agency RMBS, approximately $637 thousand for Non-Agency RMBS, approximately $177 thousand for Agency and Non-Agency CMBS and approximately $101 thousand for other securities for three months ended March 31, 2014.  In accordance with GAAP, interest income does not include $928 thousand for linked transactions for the three months ended March 31, 2014; instead such amounts are included in gain (loss) on linked transactions in the Consolidated Statement of Operations.

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

The following table sets forth certain information regarding our net investment income for the three months ended March 31, 2015 and March 31, 2014, see “Non-GAAP Financial Measures”:

For the three months ended March 31, 2015:

Non- GAAP Financial Measures:

(dollars in thousands)	Agency RMBS	Non-Agency RMBS	Agency and Non-Agency CMBS	Other securities and Whole-Loans	Total

Average amortized cost of securities held including Agency and Non-Agency Interest-Only Strips accounted for as derivatives	$3,090,912	$624,315	$474,208	$127,906	$4,317,341

Total interest income including interest income on Agency and Non-Agency Interest-Only Strips accounted for as derivatives (1)	$22,979	$9,561	$7,815	$1,843	$42,198

Yield on average amortized cost of securities including adjustments related to cost of Agency and Non-Agency Interest-Only Strips accounted for as derivatives	3.02%	6.21%	6.31%	5.84%	3.97%

Average balance of repurchase agreements	$3,023,797	$456,597	$354,500	$92,427	$3,927,321

Total interest expense including interest income (expense), net incurred on interest rate swaps(2)	$4,220	$1,809	$1,425	$361	$7,815

Average cost of funds including interest income (expense) on Agency and Non-Agency Interest-Only Strips accounted for as derivatives and interest income (expense), net incurred on interest rate swaps	0.57%	1.61%	1.63%	1.58%	0.81%

Net interest income including interest income (expense) on Agency and Non-Agency Interest-Only Strips, accounted for as derivatives and interest income (expense), net incurred on interest rate swaps	$18,759	$7,752	$6,390	$1,482	$34,383

Net interest rate spread including interest income (expense) on Agency and Non-Agency Interest-Only Strips accounted as derivatives and interest income (expense), net incurred on interest rate swaps	2.45%	4.60%	4.68%	4.26%	3.16%

(1) Amounts for the three months ended March 31, 2015 includes net (amortization of premiums), accretion of discounts and (amortization/recovery of basis) of approximately $(21.3) million. This amount is composed of approximately $(15.4) million for Agency RMBS included in interest income, approximately $(2.4) million for Non-Agency RMBS included in interest income, approximately $575 thousand for Agency and Non-Agency CMBS included in interest income, approximately $385 thousand for Other securities and Whole-Loans included in interest income and approximately $(4.5) million of amortization/recovery of basis on Agency and Non-Agency Interest-Only Strips accounted for as derivatives (Non-GAAP measure), not reported in interest income for GAAP (included in Loss on derivative instruments).

(2)  Represents the net amount paid, including accrued amounts and premium amortization, for MAC interest rate swaps during the period, included in loss on derivative instruments for GAAP.

For the three months ended March 31, 2014:

Non-GAAP Financial Measures:

(dollars in thousands)	Agency RMBS	Non-Agency RMBS	Agency and Non-Agency CMBS	Other securities	Total

Average amortized cost of securities held including Agency and Non-Agency Interest-Only Strips accounted for as derivatives and linked transactions	$2,657,345	$376,578	$29,118	$25,527	$3,088,568

Total interest income including interest income on Agency and Non-Agency Interest-Only Strips accounted for as derivatives and linked transactions(1)	$20,238	$5,967	$494	$493	$27,192

Yield on average amortized cost of securities including adjustments related to cost of Agency and Non-Agency Interest-Only Strips accounted for as derivatives and linked transactions	3.09%	6.43%	6.88%	7.83%	3.57%

Average balance of repurchase agreements, including repurchase agreements on linked transactions	$2,337,542	$255,460	$14,302	$21,486	$2,628,790

Total interest expense including interest income (expense), net incurred on interest rate swaps and interest expense incurred on linked transactions(2)	$10,031	$1,295	$51	$90	$11,467

Average cost of funds including interest income (expense) on Agency and Non-Agency Interest-Only Strips accounted for as derivatives and interest income (expense), net incurred on interest rate swaps and linked transactions	1.74%	2.06%	1.45%	1.70%	1.77%

Net interest income including interest income (expense) on Agency and Non-Agency Interest-Only Strips, accounted for as derivatives and interest income (expense), net incurred on interest rate swaps and linked transactions	$10,207	$4,672	$443	$403	$15,725

Net interest rate spread including interest income (expense) on Agency and Non-Agency Interest-Only Strips accounted as derivatives and interest income (expense), net incurred on interest rate swaps and linked transactions	1.35%	4.37%	5.43%	6.13%	1.80%

(1) For the three months ended March 31, 2014 includes net (amortization of premiums), accretion of discounts and (amortization/recovery of basis) of approximately $(18.9) million. This amount is composed of approximately $(12.1) million for Agency RMBS included in interest income, approximately $637 thousand for Non-Agency RMBS included in interest income, approximately $177 thousand for Agency and Non-Agency CMBS included in interest income, approximately $101 thousand for other securities included in interest income, approximately $(2.2) million for Non-Agency linked transactions (Non-GAAP measure) and approximately $(5.6) million of amortization/recovery of basis on Agency and Non-Agency Interest-Only Strips accounted for as derivatives (Non-GAAP measure), not reported in interest income for GAAP (included in Loss on derivative instruments).

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

Other Income (Loss)

The following tables present the sales of our MBS, other securities and Whole-Loans (dollars in thousands):

	For the three months ended March 31, 2015
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Agency RMBS (1)	$301,732	$288	$(2,897)	$(2,609)
Non-Agency RMBS	207,594	9,761	(174)	9,587
Agency and Non-Agency CMBS	27,543	488	—	488
Total	$536,869	$10,537	$(3,071)	$7,466

(1)	Includes gross realized gains of $(2) thousand for Agency Interest-Only Strips, accounted for as derivatives, as a result of the settlement of prior year sales in January 2015.

	For the three months ended March 31, 2014
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Agency RMBS (1)	$13,287	$16	$(869)	$(853)
Non-Agency RMBS	103,176	4,235	(535)	3,700
Total	$116,463	$4,251	$(1,404)	$2,847

(1)	Includes proceeds for Agency Interest-Only Strips, accounted for as derivatives, of approximately $11.2 million and gross realized losses of approximately $869 thousand.

The mortgage and structured securities markets remain dynamic and, at times, volatile markets.  Our Manager regularly reviews the characteristics of our portfolio and may make changes to our portfolio in order to adjust such portfolio characteristics in response to and/or anticipation of changing market conditions in an effort to achieve the appropriate risk reward ratio. Accordingly, due to changes in market conditions or expected changes in market conditions, we sold these MBS and other assets in order to adjust the overall characteristics of our portfolio including, but not limited to, prepayment expectations and duration.

With respect to our MBS, other securities and Residential and Commercial Whole-Loans, we elected the fair value option and, as a result, we record the change in fair value related to MBS, other securities and Residential and Commercial Whole-Loans in earnings.  The following tables present amounts related to realized gains and losses as well as changes in fair value of our securities portfolio and derivative instruments that are included in our Consolidated Statement of Operations for the three months ended March 31, 2015 and March 31, 2014 (dollars in thousands):

For the three months ended March 31, 2015:

Description	Realized Gain (Loss), net	Contractual interest income (expense), net(1)	Other loss on Mortgage -backed securities	Unrealized Gain (Loss), net	Return (Recovery) of Basis	Mark-to- market adjustments	Total

MBS, Other Securities and Residential and Commercial Whole-Loans	$7,468	$—	$(4,651)	$28,410	$—	$—	$31,227
Cash and cash equivalents (2)	1,705	(12)	—	691	—	—	2,384

Derivative Instruments:
Interest rate swaps	(1,049)	(1,784)	—	—	371	(53,205)	(55,667)
Interest rate swaptions	713	—	—	—	—	(873)	(160)
Agency and Non-Agency Interest-Only Strips accounted for as derivatives	(2)	5,654	—	—	(4,478)	(2,395)	(1,221)
Futures contracts	—	—	—	—	—	(74)	(74)
Foreign currency forwards	646	—	—	—	—	(1,195)	(549)
Foreign currency swaps	—	216	—	—	—	4,356	4,572
TBAs	7,448	—	—	—	—	(2,651)	4,797
Total	$16,929	$4,074	$(4,651)	$29,101	$(4,107)	$(56,037)	$(14,691)

(1) Contractual interest income (expense), net on derivative instruments includes interest settlement paid or received.

(2) Cash and cash equivalents realized gain (loss) net includes gain (loss) on foreign currency transactions.

For the three months ended March 31, 2014:

Description	Realized Gain (Loss), net	Contractual interest income (expense), net(1)	Other loss on Mortgage -backed securities	Unrealized Gain (Loss), net	Basis Recovery	Mark-to- market adjustments	Total

MBS and Other Securities	$3,716	$—	$(1,709)	$31,091	$—	$—	$33,098
Cash and cash equivalents	—	(12)	—	—	—	—	(12)

Derivative Instruments:
Interest rate swaps	2	(7,853)	—	—	—	(45,496)	(53,347)
Interest rate swaptions		—	—	—	—	(9,324)	(9,324)
Agency and Non-Agency Interest-Only Strips accounted for as derivatives	(869)	8,426	—	—	(5,592)	(1,220)	745
Futures contracts	—	—	—	—	—	118	118
TBAs	2,370	—	—	—	—	(468)	1,902
Linked Transactions	1,290	2,753	—	—	(2,050)	226	2,219
Total	$6,509	$3,314	$(1,709)	$31,091	$(7,642)	$(56,164)	$(24,601)

(1) Contractual interest income (expense), net on derivative instruments includes interest settlement paid or received. In addition, contractual interest income (expense), net on linked transactions includes amortization of approximately $122 thousand for Non-Agency RMBS.

With respect to our portfolio, OTTI is generally recorded when the credit quality of the underlying collateral deteriorates and or the schedule payments on our IO securities, which are not characterized as derivatives, are faster than previously projected.  The credit deterioration could be as a result of, but not limited to increased projected realized losses, foreclosures, delinquencies and the likelihood of the borrower being able to make payments in the future.  Generally, a prepayment occurs when a loan has a higher interest rate relative to current interest rates and lenders are willing to extend credit at the lower current interest rate.

In order to mitigate interest rate risk resulting from our future repurchase agreement borrowings, we entered into interest rate swaps with an aggregate notional amount of approximately $10.2 billion, of which $2.6 billion are forward starting.  As of March 31, 2015, our effective swaps are comprised of approximately $4.5 billion fixed pay rate swaps and $3.1 billion are variable pay swaps, which effectively fix (for the life of the swap) the floating interest rate of approximately $1.5 billion of borrowings.  We also invest in interest rate swaptions with an aggregate notional amount of approximately $655.0 million at March 31, 2015.  Similarly, we have entered into currency swaps and currency forwards with an aggregate notional amount of approximately $48.1 million (€38.3 million) in order to mitigate our foreign currency risk on our euro denominated assets and liabilities.  While not designated as a hedge for accounting purposes, our current and future interest rate swaps, interest rate swaptions, foreign currency swaps and foreign currency forwards are, respectively viewed as an economic hedge on a portion of our floating-rate borrowings and foreign currency rate exposure, respectively.  Since we do not apply hedge accounting for these instruments, we record the change in fair value related to such agreements in earnings in gain (loss) on derivative instruments, net.  Included in Gain (loss) on derivative instruments, net in our Consolidated Statement of Operations are the net interest rate swap payments and currency payments (including accrued amounts) associated with these instruments.

Expenses

General and Administrative Expenses

We incurred general and administrative expenses of approximately $2.9 million and $2.1 million for the three months ended March 31, 2015 and March 31, 2014, respectively, which represents professional fees, insurance, non-cash stock based compensation and overhead costs of the Company. The increase in general and administrative expenses from 2015 over 2014 is primarily due to an increase in equity based compensation, professional fees, custodian fees resulting from the successful completion of our follow-on offering in April 2014, compensation expense for our chief financial officer and controller, and transaction costs related to the implementation of our Residential Whole-Loan program.

Management Fee Expense

We incurred management fee expense of approximately $2.7 million and $1.8 million for the three months ended March 31, 2015 and March 31, 2014, respectively, of which approximately $2.7 million was payable at March 31, 2015 to our Manager under the Management Agreement.  Pursuant to the terms of the Management Agreement, our Manager is paid a management fee equal to 1.5% per annum of our stockholders’ equity (as defined in the Management Agreement), calculated and payable (in cash) quarterly in arrears.  Management fees primarily increased from 2015 over 2014 due to an increase in our stockholder’s equity resulting from the successful completion of our follow-on offering in April 2014.

The management fees, expense reimbursements and the relationship between our Manager and us are discussed further in Note 11, “Related Party Transactions,” to the financial statements contained in this Quarterly Report on Form 10-Q.

Dividends

The following table presents cash dividends declared and paid by us on our common stock:

Declaration Date	Record Date	Payment Date	Amount per Share		Tax Characterization

2015
March 26, 2015	April 6, 2015	April 28, 2015	0.67		Not yet determined

2014
December 18, 2014	December 29, 2014	January 27, 2015	$0.70		Ordinary income
September 23, 2014	October 3, 2014	October 28, 2014	$0.70		Ordinary income
June 19, 2014	June 30, 2014	July 29, 2014	$0.67		Ordinary income
March 20, 2014	March 31, 2014	April 29, 2014	$0.67		Ordinary income

2013
April 1, 2013	April 12, 2013	April 30, 2013	$0.95		Ordinary income
June 20, 2013	July 1, 2013	July 29, 2013	$0.90		Ordinary income
September 19, 2013	September 30, 2013	October 29, 2013	$0.90		Ordinary income
December 19, 2013	December 30, 2013	January 28, 2014	$2.35	(1)	Ordinary income

2012
July 26, 2012	August 6, 2012	August 14, 2012	$0.38		Ordinary income
September 20, 2012	October 1, 2012	October 25, 2012	$0.85		Ordinary income
December 19, 2012	December 31, 2012	January 29, 2013	$1.12		Ordinary income

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

Under our repurchase agreements and derivative contracts, lenders and counterparties retain the right to determine the fair value of the collateral pledged, or in the case of cleared swaps the required collateral may be determined by clearinghouse rules.  A reduction in the value of the collateral pledged will require us to provide additional collateral or fund cash margin calls.  Alternatively, since margins calls for our interest rate swaps and swaptions generally are inversely correlated to those of our repurchase agreements, our interest rate swap and swaptions counterparties would likely be required to post collateral with us during a period in which we were required to post collateral with our repurchase agreement counterparties.  During 2014 and continuing into 2015, the fixed income markets experienced a sustained period of volatility in the U.S. Treasury market.  This resulted in an increase in the valuation of our MBS portfolio and an offsetting reduction in the collateral required to support our repurchase financing.  Higher rate volatility resulted in wider mortgage spreads and a higher cost of hedging.  We were able to satisfy our additional collateral requirements pertaining primarily to our swaps and swaptions with cash on hand, unlevered or underleveraged securities, cash from rehypothecation of securities received as incremental collateral and proceeds from our repurchase agreement borrowings. We were not forced to involuntarily sell any of our assets, nor did any of counterparties sell any of our assets held by them as collateral.  During 2015 and 2014, we rehypothecated some of the U.S. Treasury securities we received as incremental collateral on our repurchase borrowings, swaps and swaptions, effectively entering into repurchase agreements with such securities, in order to increase our cash position.  The maximum amount of repurchase borrowings for the rehypothecated U.S. Treasury securities was $530 thousand and $0 during the three months ended March 31, 2015 and March 31, 2014, respectively.  At March 31, 2015, no U.S. Treasury securities were rehypothecated.  In an instance of severe volatility, or where the additional stress on liquidity resulting from volatility is sustained over an extended period of time, we could be required to sell securities, possibly even at a loss to generate sufficient liquidity to satisfy collateral and margin requirements which could have a material adverse effect on our financial position, results of operations and cash flows.

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

Our primary sources of liquidity are as follows:

Cash Generated from Follow-On Public Offerings and Private Placements

During the three months ended March 31, 2015 and 2014, we did not generate any proceeds from follow-on public offerings or private placements.  However, at the beginning of the second quarter of 2014, we completed a follow-on public offering, including the exercise by the underwriters of a portion of an option to acquire additional shares resulting in net proceeds to us of approximately $205.4 million.  In addition, we sold shares to our Manager in a private placement for an aggregate offering price of approximately $9.7 million.

Borrowing under Various Financing Arrangements

As of March 31, 2015, we had master repurchase agreements with 24 counterparties.  We had borrowings under repurchase agreements with 20 counterparties of approximately $3.6 billion at March 31, 2015.  The following tables present our borrowings by type of collateral pledged as of March 31, 2015 and March 31, 2014, and the respective effective cost of funds (Non-GAAP financial measure) for the three months ended March 31, 2015 and March 31, 2014, respectively.  See “Non-GAAP Financial Measures” (dollars in thousands):

Collateral	Repurchase Agreement Borrowings Outstanding March 31, 2015	Fair Value of Collateral Pledged (1)	Weighted Average Interest Rate end of period	Weighted Average Cost of Funds for the three months ended March 31, 2015	Weighted Average Effective Cost of Funds (Non-GAAP) for the three months ended March 31, 2015 (2)
Agency RMBS	$2,793,272	$2,940,283	0.41%	0.40%	0.57%
Non-Agency RMBS	413,517	600,712	1.60	1.53	1.61
Agency and Non-Agency CMBS(4)	345,903	473,556	1.57	1.53	1.63
Other securities and Whole-Loans(3)	96,247	125,919	1.64	1.58	1.58
Total	$3,648,939	$4,140,470	0.68%	0.65%	0.81%

(1)	Excludes approximately $22.3 million of cash collateral posted.
(2)

The effective cost of funds for the period presented is calculated on an annualized basis and includes interest expense for the period and net periodic interest payments on interest rate swaps, net of premium amortization on MAC swaps, of approximately $1.4 million for the three months ended March 31, 2015. While interest rate swaps are not accounted for using hedge accounting, such instruments are viewed by us as an economic hedge against increases in interest rates on our liabilities and are treated as hedges for purposes of satisfying the REIT requirements. See “Non-GAAP Financial Measures”.

(3)

Other securities and Whole-Loans includes repurchase borrowings of $13.1 million and collateral pledged attributed to Residential Whole-Loans owned through trust certificates with a fair value of $17.9 million at March 31, 2015. The trust certificates are eliminated upon consolidation.

(4)	Including Non U.S. CMBS pledged as collateral and Non U.S. repurchase agreement borrowings.

Collateral	Repurchase Agreement Borrowings Outstanding March 31, 2014	Fair Value of Collateral Pledged (1)	Weighted Average Interest Rate end of period	Weighted Average Cost of Funds for three months ended March 31, 2014	Weighted Average Effective Cost of Funds (Non-GAAP) for the for the three months ended March 31, 2014 (2)
Agency RMBS	$2,529,527	$2,691,645	0.39%	0.42%	1.74%
Non-Agency RMBS	257,545	363,999	1.69	1.71	1.82
Agency and Non-Agency CMBS	14,292	19,172	1.43	1.45	1.45
Other securities	21,597	28,033	1.69	1.70	1.70
Total: Excluding Linked Transactions	$2,822,961	$3,102,849	0.52%	0.53%	1.74%
Non-Agency RMBS Linked Transactions	12,714	15,687	1.56	n/a	2.95
Total (Non-GAAP)	$2,835,675	$3,118,536	0.53%	0.53%	1.77%

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

As of March 31, 2015, our repurchase agreements with 25 counterparties, require collateral in excess of the loan amount, or haircuts, ranging from a low of 3.0% to a high of 5.0% for Agency RMBS, exclusive of IOs and IIOs for which the haircuts are as high as 25.0%. For Non-Agency RMBS and Agency and Non-Agency CMBS, haircuts range from a low of 13.0% to a high of 60.0%. Haircuts for other securities and Whole-Loans range from a low of 20.0% to a high of 55.0%.  Declines in the value of our portfolio can trigger margin calls by our lenders under our repurchase agreements.  Margin calls could adversely affect our liquidity. Our inability to post adequate collateral for a margin call by the counterparty could result in a condition of default under our repurchase agreements.  An event of default or termination event would give some of our counterparties the option to terminate all existing repurchase transactions with us and require any amount due to the counterparties by us to be payable immediately.  In which case, we may be forced to sell assets under adverse market conditions or through foreclosure which may have a material adverse consequence on our business, financial position, our results of operations and cash flows.  During the three months ended March 31, 2015, we were able to satisfy margin calls using cash on hand, unlevered or underleveraged securities, cash from rehypothecation of securities received as incremental collateral and cash from our repurchase agreement borrowings.  No event of default occurred.

Under the repurchase agreements and derivative contracts, the respective lenders and counterparties, subject to the terms of the individual agreements and in the case of cleared swaps, the clearinghouse rules, retain the right to determine the fair value of the underlying collateral.  A reduction in the value of pledged assets requires us to provide additional collateral or fund margin calls.  In addition, certain of the repurchase agreements may be terminated by our counterparties if we do not maintain certain equity and leverage metrics.  We are compliant with these tests at March 31, 2015.  At March 31, 2015, MBS and other assets held by counterparties as security for repurchase agreements totaled approximately $4.1 billion, inclusive of $17.9 million for repurchase agreements for Residential Whole-Loans owned through trust certificates.  At December 31, 2014, MBS and other securities held by counterparties as security for repurchase agreements totaled approximately $4.4 billion, inclusive of MBS and other securities posted of $52.5 million for repurchase agreements accounted for as linked transactions and $7.2 million for repurchase agreements for Residential Whole-Loans owned through trust certificates.

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

Cash collateral held by counterparties at March 31, 2015 was approximately $233.6 million, which is included in Due from counterparties on our Consolidated Balance Sheets, comprised of approximately $22.3 million held in connection with repurchase agreement borrowings, approximately $983 thousand held in connection with our futures contracts, approximately $2.6 million held in connection with TBAs and approximately $207.7 million held by our interest rate swap counterparties.  Cash collateral held by counterparties at December 31, 2014 was approximately $184.8 million, which is included in Due from counterparties on our Consolidated Balance Sheets, comprised of approximately $25.7 million held in connection with repurchase agreement borrowings, approximately $959 thousand held in connection with our futures contracts, approximately $0 held in connection with TBAs and approximately $158.1 million held by our interest rate swap counterparties.  At March 31, 2015, Due to counterparties on our Consolidated Balance Sheets was comprised of approximately $3.0 million posted with us by our repurchase agreement counterparties, approximately $0 posted in connection with our TBAs, approximately $8.8 million posted by our interest rate swap and swaption counterparties and approximately $62.8 million due as a result of the reypothecation of securities received as collateral under reverse repurchase agreements.  At December 31, 2014, Due to counterparties on our Consolidated Balance Sheets was comprised of approximately $2.1 million posted with us by our repurchase agreement counterparties, approximately $6.6 million posted in connection with our TBAs and approximately $3.5 million posted by our interest rate swap and swaption counterparties.  In addition, at March 31, 2015 and December 31, 2014, we held securities of approximately $541 thousand and $530 thousand, respectively, received as collateral from our repurchase agreement counterparties to satisfy margin requirements.

We had approximately $5.5 million and $166.6 million, respectively of unsettled purchased securities as of March 31, 2015 and December 31, 2014, included in Investment related payables on our Consolidated Balance Sheets. In addition, we had approximately $5.5 million and $162.8 million of unsettled sold securities as of March 31, 2015 and December 31, 2014, included in Investment related receivables on our Consolidated Balance Sheets.

Cash Generated from Operations

For the three months ended March 31, 2015, operating activities increased our cash balance by approximately $26.1 million. This was primarily attributable to the net interest income we earned on our investments for the three months ended net of adjustments pertaining to the amortization/accretion of premiums and discounts, which are non-cash items. For the three months ended March 31, 2014, operating activities increased our cash balance by approximately $11.5 million. This was primarily attributable to the net interest income we earned on our investments for the three months net of adjustments pertaining to the amortization/accretion of premiums and discounts, which are non-cash items.

Cash Provided by and Used in Investing Activities

For the three months ended March 31, 2015, our investing activities increased our cash balance by approximately $226.4 billion. This was primarily attributable to our proceeds from sales of MBS and other securities and by our receipt of principal payments on MBS and other securities, partially offset by cash expenditures to acquire MBS and other securities.  For the three months ended March 31, 2014, our investing activities decreased our cash balance by approximately $196.3 million. This was primarily attributable to our cash expenditures to acquire MBS, partially offset by proceeds from sales of MBS.

Cash Provided by and Used in Financing Activities

For the three months ended March 31, 2015, our financing activities decreased our cash balance by approximately $274.3 billion. This was primarily attributable to a decrease in our net borrowings under repurchase agreements.  For the three months ended March 31, 2014, our financing activities increased our cash balance by approximately $141.7 million. This was primarily attributable to an increase in our net borrowings under repurchase agreements.

Other Potential Sources of Financing

We held cash of approximately $25.5 million and $5.5 million at March 31, 2015 and March 31, 2014, respectively.  Our primary sources of cash currently consist of repurchase facility borrowings, investment income, principal repayments and the proceeds of any future securities offering, to the extent available in the capital markets.  In the future, we expect our primary sources of liquidity to consist of payments of principal and interest we receive on our portfolio of assets, unused borrowing capacity under our financing sources and future issuances of equity and debt securities.

To maintain our qualification as a REIT, we must distribute annually at least 90% of our taxable income, exclusive of undistributed taxable income retained by our TRS.  This distribution requirement limits our ability to retain earnings and thereby replenish or increase capital for operations. We believe that our significant capital resources and access to financing will provide us with financial flexibility at levels sufficient to meet current and anticipated capital requirements, including funding new investment opportunities, paying distributions to our stockholders and servicing our debt obligations.

Contractual Obligations and Commitments

Our contractual obligations as of March 31, 2015 are as follows (dollars in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total

Borrowings under repurchase agreements	$3,648,939	—	—	—	$3,648,939
Investment related payables	5,522	—	—	—	5,522
TBA – long positions	2,184,307	—	—	—	2,184,307
Total: Non-GAAP Basis	5,838,768	—	—	—	5,838,768
TBA-long positions	2,184,307	—	—	—	2,184,307
Total: GAAP Basis –Excluding TBA-long positions	$3,654,461	—	—	—	$3,654,461

As of March 31, 2015, we have an obligation for approximately $6.0 million in contractual interest payments related to our repurchase agreements through the respective maturity date of each repurchase agreement.  In addition, at March 31, 2015, we had entered into repurchase agreement borrowings of approximately $20.4 million, which settled between April 2, 2015 and April 6, 2015, with a weighted average interest rate of 1.43%, a weighted average contractual maturity of 82 days and secured by collateral of approximately $26.9 million.

The table above does not include amounts due under the Management Agreement (as defined herein) with our Manager, as those obligations do not have fixed and determinable payments. For a description of the Management Agreement, see “Our Manager and the Management Agreement—the Management Agreement.”

On May 9, 2012, we entered into a management agreement (the “Management Agreement”) with our Manager which describes the services to be provided by our Manager and compensation for such services. Our Manager is responsible for managing our operations, including: (i) performing all of our day-to-day functions; (ii) determining investment criteria in conjunction with our Board of Directors; (iii) sourcing, analyzing and executing investments, asset sales and financings; (iv) performing asset management duties; and (v) performing financial and accounting management, subject to the direction and oversight of our Board of Directors. Pursuant to the terms of the Management Agreement, our Manager is paid a management fee equal to 1.50% per annum of our stockholders’ equity, (as defined in the Management Agreement), calculated and payable (in cash) quarterly in arrears. For purposes of calculating the management fee, “stockholders’ equity” means the sum of the net proceeds from any issuances of our equity securities since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus retained earnings, calculated in accordance with GAAP, at the end of the most recently completed fiscal quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less any amount paid for repurchases of our shares of common stock, excluding any unrealized gains, losses or other non-cash items, including OTTI charges included in other loss on MBS and other securities, unrealized gain (loss) on MBS, other securities and Whole-Loans, net and the non-cash portion of gain (loss) on derivative instruments, that have impacted stockholders’ equity as reported in our consolidated financial statements prepared in accordance with GAAP, regardless of whether such items are included in other comprehensive income or loss, or in net income, and excluding one-time events pursuant to changes in GAAP and certain other non-cash charges after discussions between our Manager and our independent directors and after approval by at least two thirds (2/3) of our independent directors. However, if our stockholders’ equity for any given quarter is negative based on the calculation described above, our Manager will not be entitled to receive any management fee for that quarter.

In addition, under the Management Agreement, we are required to reimburse our Manager for the expenses described below. Expense reimbursements to the Manager are made in cash on a regular basis. Our reimbursement obligation is not subject to any dollar limitation. Because our Manager’s personnel perform certain legal, accounting, due diligence tasks and other services that outside professionals or outside consultants otherwise would perform, our Manager may be paid or reimbursed for the documented cost of performing such tasks, provided that such costs and reimbursements are in amounts which are no greater than those which would be payable to outside professionals or consultants engaged to perform such services pursuant to agreements negotiated on an arm’s-length basis.  We also reimburse our Manager for certain direct costs, such as the travel expenses of our officers, incurred by our Manager on our behalf.  Commencing January 1, 2014, our chief financial officer is now an employee of the Manager.  Accordingly, we reimburse our Manager for his compensation and benefits as well as the compensation and benefits provided to our controller.  For the three months ended March 31, 2015, we recorded expenses, paid by the Manager on our behalf, totaling approximately $137 thousand related to employee costs and benefits associated with our chief financial officer and controller, and approximately $210 thousand for the three months ended March 31, 2014.

The Management Agreement may be amended, supplemented or modified by agreement between our Manager and us. The initial term of the Management Agreement expires on May 15, 2015 and it is automatically renewed for one-year terms on each anniversary thereafter unless previously terminated as described below. Our independent directors will review the Manager’s performance and any fees payable to the Manager annually and, following the initial term, the Management Agreement may be terminated annually upon the affirmative vote of at least two thirds (2/3) of our independent directors, based upon: (i) our Manager’s unsatisfactory performance that is materially detrimental to us; or (ii) our determination that any fees payable to our Manager are not fair, subject to our Manager’s right to prevent such termination due to unfair fees by accepting a reduction of management fees agreed to by at least two thirds (2/3) of our independent directors. If applicable, we are required to provide our Manager 180 days prior notice of any such termination. Unless terminated for cause, we will be required to pay our Manager a termination fee equal to three times the average annual management fee earned by our Manager during the prior 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination. Pursuant to the terms of the Management Agreement, the term of the Management Agreement has been extended for one year to May 15, 2016.

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

Off-Balance Sheet Arrangements

As of March 31, 2015, we held contracts to purchase (“long position”) and sell (“short position”) TBAs on a forward basis.  If a counterparty to one of the TBAs that we enter into defaults on its obligations, we may not receive payments or securities due under the TBA agreement, and thus, we may lose any unrealized gain associated with that TBA transaction.  In addition, at March 31, 2015, we held securities of approximately $541 thousand received as collateral from our repurchase agreement counterparties to satisfy margin requirements.

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

Dividends

We intend to make regular quarterly dividend distributions to holders of our common stock.  U.S. federal income tax law generally requires that a REIT distribute annually, in accordance with the REIT regulations, at least 90% of its REIT taxable income for the taxable year, without regard to the deduction for dividends paid and excluding net capital gains as well as undistributed taxable income retained by a TRS.  To the extent that we distribute less than 100% of our net taxable income, in accordance with the REIT regulations, for any given year, we will pay tax on such amount at regular corporate rates.  We intend to pay regular quarterly dividends to our stockholders based on our net taxable income, if and to the extent authorized by our Board of Directors.  Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service on our repurchase agreements and other debts payable.  If our cash available for distribution is less than our net taxable income, we could be required to sell assets or borrow funds to make cash distributions or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities.

On March 26, 2015, we declared a regular quarterly dividend of $0.67 per common share for the quarter ended March 31, 2015. The dividend was paid on April 28, 2015 to shareholders of record as of April 6, 2015.

Non-GAAP Financial Measures

Total Interest Income and Net Interest Income, including Interest Income on Agency and Non-Agency Interest-Only strips accounted for as derivatives and Effective Cost of Funds

Total interest income including interest income on Agency and Non-Agency Interest-Only Strips classified as derivatives and Effective Cost of Funds for the three months ended March 31, 2015 and March 31, 2014, constitute a Non-GAAP financial measures within the meaning of Regulation G promulgated by the SEC.  We believe that the measures presented in this Quarterly Report on Form 10-Q, when considered together with U.S. GAAP financial measures, provide information that is useful to investors in understanding our borrowing costs and net interest income, as viewed by us.  An analysis of any Non-GAAP financial measure should be made in conjunction with results presented in accordance with GAAP.

For purposes of evaluating operating results, we believe it useful to present investors with additional information pertaining to the net interest margin generated by our portfolio.  Net interest margin is gross interest, adjusted for amortization/accretion of bond premium/discount, less interest expense or financing cost.  GAAP requires that certain of our Agency and Non-Agency Interest Only Strips be treated as derivatives and, accordingly, the interest income associated with these securities be included with Gain (loss) on derivative instruments, net in our Consolidated Statement of Operations. Similarly, prior to January 1, 2015, GAAP required that interest income on linked transactions be included in Gain (loss) on linked transactions, net in our Consolidated Statement of Operations. Accordingly, in order to determine the gross interest income generated by our IO and IIO securities which are classified as derivatives and our MBS and other securities which are classified as linked transactions prior to January 1, 2015, we calculate the interest income on these securities as if they were not derivatives or linked transactions.  Starting in January 2015, we report such securities and the corresponding repurchase agreement on a gross basis on our Consolidated Balance Sheets and with the corresponding interest income and interest expense reported in our Consolidated Statements of Operations.  See “Recent accounting pronouncements” for details.

The following table reconciles total interest income to interest income including interest income on Agency and Non- Agency Interest-Only Strips classified as derivatives and interest income on linked transactions prior to January 1, 2015(Non-GAAP financial measure) for the three months ended March 31, 2015 and March 31, 2014:

(in thousands)	For the three months ended March 31, 2015	For the three months ended March 31, 2014
Coupon interest income	$57,680	$34,578
Premium accretion, discount amortization and amortization of basis, net	(16,874)	(11,148)
Interest income	$40,806	$23,430

Contractual interest income, net of amortization of basis on Agency and Non-Agency Interest-Only Strips, classified as derivatives(1):
Coupon interest income	$5,654	$8,426
Amortization of basis (Non-GAAP Financial Measure)	(4,478)	(5,592)
Contractual interest income, net on Foreign currency swaps(1)	216	—
Contractual interest income, net of premium amortization, discount accretion and amortization of basis on Linked transactions (2):
Coupon interest	—	3,100
Premium amortization, discount accretion and amortization of basis, net	—	(2,172)
Subtotal	1,392	3,762
Total interest income, including interest income on Agency and Non-Agency Interest-Only Strips, classified as derivatives and Linked transactions - Non-GAAP Financial Measure	$42,198	$27,192

(1)         Reported in gain (loss) on derivative instruments in the Consolidated Statement of Operations.

(2)         Reported in gain (loss) on linked transactions in the Consolidated Statement of Operations.

Effective Cost of Funds includes the net interest component related to our interest rate swaps and borrowings under linked transactions prior to January 1, 2015 as well as the impact of our foreign currency swaps and forwards.  While we have not elected hedge accounting for these instruments, such derivative instruments are viewed by us as an economic hedge against increases in future market interest rates on our liabilities and changes in foreign currency exchange rates on our assets and liabilities and are characterized as hedges for purposes of satisfying the REIT requirements and therefore the Effective Cost of Funds reflects interest expense adjusted to include the realized loss (i.e., the interest expense component) for all of our interest rate swaps and the impact of our foreign currency swaps and forwards.  In addition, prior to January 1, 2015, our linked transactions were comprised of real estate securities and other structured securities, associated with repurchase agreements.  We view the cost of the associated repurchase agreements (interest expense) prior to January 1, 2015 as a component of our Effective Cost of Funds.

The following table reconciles the Effective Cost of Funds (Non-GAAP financial measure) with interest expense for the three months ended March 31, 2015 and March 31, 2014:

	For the three months ended March 31, 2015		For the three months ended March 31, 2014
(dollars in thousands)	Reconciliation	Cost of Funds/Effective Borrowing Costs	Reconciliation	Cost of Funds/Effective Borrowing Costs
Interest expense	$6,402	0.65%	$3,390	0.53%
Interest expense on linked transactions	—	—%	225	1.73%
Net interest paid - interest rate swaps	1,413	0.16%	7,852	0.61%
Effective Borrowing Costs	$7,815	0.81%	$11,467	1.77%
Weighted average repurchase borrowings (1)	3,927,321		2,628,790

(1)Includes average repurchase borrowings under linked transactions for the three months ended March 31, 2014.

Core Earnings

Our Core Earnings were approximately $29.5 million and $12.4 million for the three months ended March 31, 2015 and March 31, 2014, respectively. Core Earnings is a Non-GAAP financial measure that is used by us to approximate cash yield or income associated with our portfolio and is defined as GAAP net income (loss) as adjusted, excluding: (i) net realized gain (loss) on investments and termination of derivative contracts; (ii) net unrealized gain (loss) on investments; (iii) net gain (loss) resulting from mark-to-market adjustments on derivative contracts; (iv)  other loss on MBS and other securities; (v) non-cash stock-based compensation expense; and (vi) one-time events pursuant to changes in GAAP and certain other non-cash charges after discussions between us, our Manager and our independent directors and after approval by a majority of the our independent directors.

In order to evaluate the effective yield of the portfolio, we use Core Earnings to reflect the net investment income of our portfolio as adjusted to reflect the net interest rate swap interest expense.  Core Earnings allows us to isolate the interest expense associated with our interest rate swaps in order to monitor and project our borrowing costs and interest rate spread.

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

The table below reconciles Net Income (Loss) to Core Earnings for the three months ended March 31, 2015 and March 31, 2014:

(dollars in thousands)	For the here months ended March 31, 2015	For the here months ended March 31, 2014

Net Income (loss) — GAAP	$14,146	$(8,441)
Adjustments:

MBS, other securities and Whole-Loans:

Unrealized gain on MBS, other securities and Whole-Loans	(28,410)	(31,091)
Other loss on mortgage-backed and other securities	4,651	1,709
Realized gain on sale of MBS and other securities	(7,468)	(3,716)

Derivative Instruments:

Realized (gain) loss on termination of interest rate swaps	1,049	(2)
Realized gain on settlement of TBAs	(7,448)	(2,370)
Realized gain on currency forwards	(646)	—
Realized gain on sale of swaptions	(713)	—
Realized gain on sale/unlinking of securities underlying linked transactions	—	(1,290)
Realized loss on Agency Interest-Only Strips — accounted for as derivatives	2	869
Realized gain on foreign currency transactions	(1,705)	—
Unrealized gains on foreign currency transactions	(691)	—
Mark-to- market adjustments on interest rate swaps	53,205	45,496
Mark-to- market adjustments on interest rate swaptions	873	9,324
Mark-to-market adjustments on futures contracts	74	(118)
Mark-to- market adjustments on TBAs	2,651	468
Mark-to-market adjustments on linked transactions	—	(226)
Mark-to-market adjustments on derivative instruments	2,395	1,220
Mark-to-market adjustments on foreign currency swaps	(4,356)	—
Mark-to-market adjustments on foreign currency forwards	1,195	—

Non-cash stock-based compensation expense	679	588
Total adjustments	15,337	20,861
Core Earnings — Non-GAAP Financial Measure	$29,483	$12,420

Basic Core Earnings per Share of Common Stock and Participating Securities - Non-GAAP Financial Measure	$0.71	$0.46
Diluted Core Earnings per Share of Common Stock and Participating Securities - Non-GAAP Financial Measure	$0.71	$0.46

Basic weighted average common shares and participating securities	41,803,480	26,907,391
Diluted weighted average common shares and participating securities	41,803,480	26,907,391

Alternatively, our Core Earnings can also be derived as presented in the table below by starting with Net interest income including interest income on Interest-Only Strips accounted for as derivatives and interest expense, net incurred on interest rate swaps and foreign currency swaps and forwards (a Non-GAAP financial measure) subtracting Operating Expenses, net of Non-cash stock based compensation, and adding Interest income on cash balances and other income (loss), net:

(dollars in thousands)	For the three months ended March 31, 2015	For the three months ended March 31, 2014
Net interest income including interest income on Interest-Only Strips accounted for as derivatives and interest income (expense), net incurred on interest rate swaps and foreign currency swaps (a Non-GAAP financial measure)	$34,383	$15,724
Total Operating Expenses	(5,567)	(3,880)
Non-cash stock based compensation	679	588
Interest income on cash balances and other income (loss), net	(12)	(12)
Core Earnings (a Non-GAAP) financial measure	$29,483	$12,420

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

As of March 31, 2015, 16 of the counterparties that we had outstanding repurchase agreement borrowings held collateral which we posted as security for such borrowings in excess of 5% of our Stockholders’ equity.  Prior to entering into a repurchase agreement with any particular institution, our Manager does a thorough review of such potential counterparty.  Such review, however, does not assure the creditworthiness of such counterparty nor that the financial wherewithal of the counterparty will not deteriorate in the future.

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

Interest Rate Cap Risk

To the extent we invest in adjustable-rate RMBS, such securities are generally subject to interest rate caps, which potentially could cause such RMBS to acquire many of the characteristics of fixed-rate securities if interest rates were to rise above the cap levels. This issue is magnified to the extent we acquire ARM and hybrid ARM assets that are not based on mortgages which are fully indexed. In addition, ARM and hybrid ARM assets may be subject to periodic payment caps that result in some portion of the interest being deferred and added to the principal outstanding or a portion of the incremental interest rate increase being deferred. To the extent we invest in such ARM and/or hybrid ARM assets, we could potentially receive less cash income on such assets than we would need to pay the interest cost on our related borrowings. To mitigate interest rate mismatches, we may utilize the hedging strategies discussed above under “Interest Rate Risk.”

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

Market Risk

Market value risk.    Our MBS and other assets are reflected at their fair value with unrealized gains and losses included in earnings. The fair value of our investments fluctuates primarily due to changes in interest rates and other factors. Generally, in a rising interest rate environment, the fair value of these assets would be expected to decrease; conversely, in a decreasing interest rate environment, the fair value of these securities would be expected to increase.

The sensitivity analysis table presented below shows the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments, including interest rate swaps, Interest-Only Strips, and net interest income at March 31, 2015, assuming a static portfolio of assets. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our Manager’s expectations. The analysis presented utilizes our Manager’s assumptions, models and estimates, which are based on our Manager’s judgment and experience.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+1.00%	(1.07)%	(1.61)%
+0.50%	2.26%	(0.60)%
-0.50%	(8.45)%	0.01%
-1.00%	NA (1)	NA (1)

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

Certain assumptions have been made in connection with the calculation of the information set forth in the table above and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes.  The base interest rate scenario assumes interest rates at March 31, 2015.  The analysis presented utilizes assumptions and estimates based on our Manager’s judgment and experience.  Furthermore, while we generally expect to retain such assets and the associated interest rate risk, future purchases and sales of assets could materially change our interest rate risk profile.

Prepayment Risk

The value of our Agency and Non-Agency RMBS and our Residential Whole-Loans may be affected by prepayment rates on the underlying residential mortgage.  We acquire RMBS and Residential Whole-Loans and anticipate that the underlying residential mortgages will prepay at a projected rate generating an expected yield.  If we purchase assets at a premium to par value, when borrowers prepay their residential mortgage loans faster than expected, the corresponding prepayments may reduce the expected yield on our residential mortgage assets because we will have to amortize the related premium on an accelerated basis and, in the case of Agency RMBS, other than interest-only strips, and certain other investment grade rated securities, will have to make a retrospective adjustment to historical amortization.  Conversely, if we purchase assets at a discount to par value, when borrowers prepay their residential mortgage loans slower than expected, such decrease may reduce the expected yield on such assets because we will not be able to accrete the related discount as quickly as originally anticipated and, in the case of Agency RMBS, other than interest-only strips, and certain other investment grade rated securities, will have to make a retrospective adjustment to historical amortization.

The value of our Agency and Non-Agency CMBS, as well as, Commercial Whole-Loans will also be affected by prepayment rates, however, commercial mortgages frequently limit the ability of the borrower to prepay, thereby providing a certain level of prepayment protection.  Common restrictions include yield maintenance and prepayment penalties, the proceeds of which are generally at least partially allocable to these securities, as well as defeasance.

Likewise, the value of our ABS and other structured securities will also be affected prepayment rates.  The collateral underlying such securities may, similar to most residential mortgages, allow the borrower to prepay at any time or, similar to commercial mortgages, limit the ability of the borrower to prepay by imposing lock-out provisions, prepayment penalties and/or make whole provisions.

Extension Risk

Most residential mortgage loans do not prohibit the partial or full prepayment of principal outstanding.  Accordingly, while the stated maturity of a residential mortgage loan may be 30 years, or in some cases even longer, historically the vast majority of residential mortgage loans are satisfied prior to their maturity date.  In periods of rising interest rates, borrowers have less incentive to refinance their existing mortgages and mortgage financing may not be as readily available.  This generally results in a slower rate of prepayments and a corresponding longer weighted average life for RMBS.  The increase, or extension, in weighted average life is commonly referred to as “Extension Risk” which can negatively impact our portfolio.  To the extent we receive smaller pre-payments of principal; we will have less capital to invest in new assets.  This is extremely detrimental in periods of rising interest rates as we will be unable to invest in new higher coupon investments and a larger portion of our portfolio will remain invested in lower coupon investments.  Further, our borrowing costs are generally short-term and, even if hedged, are likely to increase in a rising interest rate environment, thereby reducing our net interest margin.  Finally, to the extent we acquired investments at a discount to par, a portion of the overall return on such investments is based on the recovery of this discount.  Slower principal prepayments will result in a longer recovery period and a lower overall return on our investment.

Prepayment rates on Agency and Non-Agency CMBS, as well as, Commercial Whole-Loans are generally less volatile than residential mortgage assets as commercial mortgages usually limit the ability of the borrower to prepay the mortgage prior to maturity or a period shortly before maturity.  Accordingly, extension risk for Agency and Non-Agency CMBS and Commercial Whole-Loans is generally less than RMBS and Residential Whole-Loans as it presumed that other than defaults (i.e. involuntary prepayments), most commercial mortgages will remain outstanding for the contractual term of the mortgage.

Prepayment rates on ABS and our other structured securities will be determined by the underlying collateral.  The extension risk of such securities will generally be less than residential mortgages, but greater than commercial mortgages.

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

As of March 31, 2015, we have entered into three master securities forward trading agreements, or MSFTAs, which may govern the trading of some or all TBA transactions.  Pursuant to the terms of these MSFTAs, we and our counterparties would be required to post margin to the other when the mark to market exposure of the TBA transactions executed under the agreement exceed certain thresholds.  We expect to continue to negotiate and enter into MSFTAs with additional TBA counterparties.  The margin provisions of the MSFTA help to mitigate, but do not eliminate, counterparty risk associated with TBA transactions.  If a counterparty to a TBA transaction cannot perform under the terms of the trade, we may not receive securities we have agreed to purchase or payment for securities we have agreed to sell, and thus, we may lose any unrealized gain associated with such transaction.

Prior to entering into a trading agreement or transaction with any particular institution where we take on counterparty risk, our Manager does a thorough review of such potential counterparty.  Such review, however, does not assure the creditworthiness of such counterparty nor that the financial wherewithal of the counterparty will not deteriorate in the future.

Funding Risk

We have financed a substantial majority of our assets with repurchase agreement financing. Over time, as market conditions change, in addition to these financings, we may use other forms of leverage. Changes in the regulatory environment, as well as, weakness in the financial markets, the residential mortgage markets, the commercial mortgage markets, the asset-backed securitization markets and the economy generally could adversely affect one or more of our potential lenders and could cause one or more of our potential lenders to be unwilling or unable to provide us with financing or to increase the costs of that financing.

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

The costs associated with our borrowings are generally based on prevailing market interest rates. During a period of rising interest rates, our borrowing costs generally will increase while the yields earned on our existing portfolio of leveraged fixed-rate MBS and other fixed rate assets will remain static. Further, certain of our floating rate assets may contain annual or lifetime interest rate caps as well as limit the frequency or timing of changes to the underlying interest rate index. This could result in a decline in our net interest spread and net interest margin. The severity of any such decline would depend on our asset/liability composition at the time, as well as the magnitude and duration of the interest rate increase. Further, an increase in short-term interest rates could also have a negative impact on the market value of our assets. If any of these events happen, we could experience a decrease in net income or incur a net loss during these periods, which could have a material adverse effect on our liquidity and results of operations.

In addition, the assets that comprise our investment portfolio are not traded on a public exchange. A portion of these assets may be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly-traded securities. The illiquidity of our assets may make it difficult for us to sell such assets if the need or desire arises, including in response to changes in economic and other conditions.  Recent regulatory changes have imposed new capital requirements and other restrictions on banks and other market intermediaries’ ability and desire to hold assets on their balance sheets and otherwise make markets in fixed income securities and other assets resulting in reduced liquidity in many sectors of the market.    This regulatory trend is expected to continue.  As a result of these developments it may become increasingly difficult for us to sell assets in the market, especially in credit oriented sectors such as Non-Agency RMBS and CMBS, ABS and Whole-Loans.

We enter into swaps to manage our interest rate risk. We are required to pledge cash or securities as collateral as part of a margin arrangement, calculated daily, in connection with the swaps. The amount of margin that we are required to post will vary and generally reflects collateral required to be posted with respect to swaps that are in an unrealized loss position to us and is generally based on a percentage of the aggregate notional amount of swaps per counterparty.  Margin calls could adversely affect our liquidity. Our inability to post adequate collateral for a margin call could result in a condition of default under our swap agreement, thereby resulting in liquidation of the collateral pledged by us, which may have a material adverse consequence on our business, financial position, results of operations and cash flows. Conversely, if our swaps are in an unrealized gain position, our counterparties to bilateral swaps are required to post collateral with us, under the same terms that we post collateral with them.  On occasion we may enter into a MAC interest rate swap in which we may receive or make a payment at the time of entering such interest rate swap to compensate for the out of the market nature of such interest rate swap.   Similar to all other interest rate swaps, MAC rate swaps are also subject to the margin requirements previously described.

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

Foreign Investment risk

We have invested in Non U.S. CMBS transactions and, in the future, we may make other investments in non U.S. issuers and transactions. These investments present certain unique risks, including those resulting from future political, legal, and economic developments, which could include favorable or unfavorable changes in currency exchange rates, exchange control regulations (including currency blockage), expropriation, nationalization, or confiscatory taxation of assets, adverse changes in investment capital or exchange control regulations (which may include suspension of the ability to transfer currency from a country), political changes, diplomatic developments, difficulty in obtaining and enforcing judgments against non U.S. entities, the possible imposition of the applicable country’s governmental laws or restrictions, and the reduced availability of public information concerning issuers. In the event of a nationalization, expropriation, or other confiscation of assets, the Company could lose its entire investment in a security. Legal remedies available to investors in certain jurisdictions may be more limited than those available to investors in the United States. Issuers of non U.S. securities may not be subject to the same degree of regulation as U.S. issuers.

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

Currency Risk

We have and may continue in the future to invest in assets which are denominated in a currency other than U.S dollars and may finance such investments with repurchase financing or other forms of financing which may also be denominated in a currency other than U.S. dollars.  To the extent we make such investments and/or enter into such financing arrangements, we may utilize foreign currency swaps, forwards or other derivative instruments to hedge our exposure to foreign currency risk.  Despite being economic hedges, we have elected not to treat such derivative instruments as hedges for accounting purposes and therefore the changes in the value of such instruments, including actual and accrued payments, will be included in our Consolidated Statement of Operations.  While such transactions are entered into in an effort to minimize our foreign currency risk, there can be no assurance that they perform as expected.  If actual prepayments of the foreign denominated asset are faster, or slower, than expected, the hedge instrument is unlikely to fully protect us from changes in the valuation of such foreign currency.  Further, as with interest rate swaps, there is counterparty risk associated with the future creditworthiness of such counterparty.

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

We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of March 31, 2015. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

No change occurred in our internal control over financial reporting (as defined in Rule13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  Legal Proceedings

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business.  As of March 31, 2015, the Company was not involved in any legal proceedings.

ITEM 1A.  Risk Factors

There were no material changes during the period covered by this report to the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on March 16, 2015.  Additional risks not presently known, or that we currently deem immaterial, also may have a material adverse effect on our business, financial condition and results of operation.

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

*Fully or partly previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ GAVIN L. JAMES

Gavin L. James
President, Chief Executive Officer and Director (Principal Executive Officer)

May 7, 2015

By:	/s/ STEVEN M. SHERWYN

Steven M. Sherwyn
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

May 7, 2015