Form 10-Q
period 2015-06-30
Western Asset Mortgage Capital Corp
filed 2015-08-06
CIK 1465885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

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

As of July 29, 2015, there were 41,919,801 shares, par value $0.01, of the registrant’s common stock issued and outstanding.

Western Asset Mortgage Capital Corporation and Subsidiaries

Consolidated Balance Sheets (Unaudited)

(in thousands—except share and per share data)

	June 30, 2015	December 31, 2014
Assets:
Cash and cash equivalents	$22,190	$47,222
Mortgage-backed securities and other securities, at fair value ($3,819,932 and $4,362,532 pledged as collateral, at fair value, respectively)	3,855,416	4,385,723
Residential Whole-Loans, at fair value ($22,184 and $7,220 pledged as collateral, at fair value, respectively)	22,184	7,220
Commercial Whole-Loans, at fair value	8,743	—
Linked transactions, net, at fair value	—	20,627
Investment related receivable	470	162,837
Accrued interest receivable	40,853	27,309
Due from counterparties	231,669	184,757
Derivative assets, at fair value	99,931	73,256
Other assets	1,048	326
Total Assets	$4,282,504	$4,909,277

Liabilities and Stockholders’ Equity:
Liabilities:
Borrowings under repurchase agreements	$3,406,360	$3,875,721
Accrued interest payable	34,840	17,573
Investment related payables	450	166,608
Due to counterparties	8,510	12,180
Derivative liability, at fair value	217,311	180,280
Accounts payable and accrued expenses	2,609	1,794
Payable to related party	3,384	2,705
Dividend payable	26,829	29,204
Total Liabilities	3,700,293	4,286,065

Commitments and contingencies

Stockholders’ Equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, 41,919,801 and 41,719,801 shares issued and outstanding, respectively	419	417
Preferred stock, $0.01 par value, 100,000,000 shares authorized and no shares outstanding	—	—
Additional paid-in capital	762,410	760,925
Retained earnings (accumulated deficit)	(180,618)	(138,130)
Total Stockholders’ Equity	582,211	623,212
Total Liabilities and Stockholders’ Equity	$4,282,504	$4,909,277

See notes to unaudited consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiaries

Consolidated Statements of Operations (Unaudited)

(in thousands—except share and per share data)

	For the three months ended June 30, 2015	For the three months ended June 30, 2014	For the six months ended June 30, 2015	For the six months ended June 30, 2014

Net Interest Income:
Interest income	$41,029	$44,604	$81,835	$68,034
Interest expense	6,577	5,971	12,979	9,361
Net Interest Income	34,452	38,633	68,856	58,673

Other Income (Loss):
Interest income on cash balances and other income (loss), net	(611)	24	1,773	12
Realized gain (loss) on sale of Mortgage-backed securities, other securities and Whole-Loans, net	4,281	(11,278)	11,749	(7,562)
Other loss on Mortgage-backed securities and other securities	(4,316)	(2,999)	(8,967)	(4,708)
Unrealized gain (loss) on Mortgage-backed securities, other securities and Whole-Loans, net	(42,849)	114,117	(14,439)	145,208
Gain on linked transactions, net	—	688	—	2,907
Gain (loss) on derivative instruments, net	13,154	(66,677)	(35,148)	(126,583)
Other Income (Loss), net	(30,341)	33,875	(45,032)	9,274

Operating Expenses:
General and administrative (includes $781, $479, $1,460 and $1,067 non-cash stock based compensation, respectively)	3,125	2,375	5,999	4,450
Management fee — related party	2,679	2,559	5,372	4,364
Total Operating Expenses	5,804	4,934	11,371	8,814

Net income (loss) available to Common Stock and participating securities	$(1,693)	$67,574	$12,453	$59,133

Net income (loss) per Common Share — Basic	$(0.05)	$1.68	$0.29	$1.76
Net income (loss) per Common Share — Diluted	$(0.05)	$1.68	$0.29	$1.76
Dividends Declared per Share of Common Stock	$0.64	$0.67	$1.31	$1.34

See notes to unaudited consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(in thousands—except shares and share data)

	Common Stock		Additional Paid-	Retained Earnings (Accumulated)
	Shares	Par	In Capital	Deficit	Total
Balance at December 31, 2014	41,719,801	$417	$760,925	$(138,130)	$623,212
Grants of restricted stock	200,000	2	(2)	—	—
Vesting of restricted stock	—	—	1,460	—	1,460
Net income	—	—	—	12,453	12,453
Dividends on common stock	—	—	27	(54,941)	(54,914)
Balance at June 30, 2015	41,919,801	$419	$762,410	$(180,618)	$582,211

See notes to unaudited consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	For the six months ended June 30, 2015	For the six months ended June 30, 2014, as Revised (See Note 2)
Cash flows from operating activities:
Net income	$12,453	$59,133
Adjustments to reconcile net income to net cash provided by operating activities:
Premium amortization and (discount accretion) on Mortgage-backed securities, other securities and Whole-Loans, net	3,596	4,214
Amortization of deferred financing costs	34	—
Restricted stock amortization expense	1,460	1,067
Premium amortization for MAC interest rate swaps	(738)	—
Interest payments and basis recovered on MAC interest rate swaps	919	—
Premium on purchase of Residential Whole-Loans	(332)	—
Unrealized gain (loss) on Mortgage-backed securities, other securities and Whole-Loans, net	14,439	(145,208)
Mark-to-market adjustments on linked transactions	—	(590)
Mark-to-market adjustments on derivative instruments	24,406	109,342
Other loss on Mortgage-backed securities and other securities	8,967	4,708
Realized (gain) loss on sale of Mortgage-backed securities, other securities and Whole-Loans, net	(11,749)	7,562
Realized loss on sale of Interest-Only Strips accounted for as derivatives, net	2	1,144
Realized loss on termination of MAC interest rate swaps containing an other-than-insignificant financing element	8,514	—
Realized gain on sale of TBAs, net	(6,477)	(22,561)
Realized loss on sale of swaptions, net	3,723	5,908
Realized loss on forward contracts	846	—
Realized loss on futures	459	16,495
Realized gain on linked transaction, net	—	(1,290)
Gain on foreign currency transactions, net	(1,738)	—
Changes in operating assets and liabilities:
Increase in accrued interest receivable	(13,544)	(14,439)
Increase in other assets	(554)	(474)
Increase in accrued interest payable	17,267	10,105
Increase in accounts payable and accrued expenses	815	346
Increase in payable to related party	679	916
Net cash provided by operating activities	63,447	36,378

Cash flows from investing activities:
Purchase of Mortgage-backed securities and other securities	(473,683)	(3,490,944)
Purchase of securities underlying linked transactions	—	(25,141)
Proceeds from sale of Mortgage-backed securities and other securities	824,828	1,692,817
Principal payments and basis recovered on Mortgage-backed securities and other securities	210,145	137,908
Principal payments and basis recovered on securities underlying linked transactions	—	3,777
Purchase of Residential Whole-Loans	(16,993)	—
Principal payments on Residential Whole-Loans	2,563	—
Purchase of Commercial Whole-Loans	(8,750)	—
Net settlements of TBAs	8,664	22,561
Proceeds from currency swaps	—	25,160
Payment on termination of futures	(459)	(16,495)
Proceeds from sale of interest rate swaptions	25,621	—
Premium for MAC interest rate swaps, net	(3,245)	13,245
Interest payments and basis recovered on MAC interest rate swaps	(705)	—
Premium for interest rate swaptions, net	(29,344)	(323)
Net cash provided by (used in) investing activities	538,642	(1,637,435)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	205,380
Proceeds from private placement of common stock (concurrent with initial public offering)	—	9,653
Payment of offering costs	—	(244)
Proceeds from repurchase agreement borrowings	9,412,084	11,780,555
Proceeds from repurchase agreement borrowings underlying linked transactions	—	75,809
Repayments of repurchase agreement borrowings	(9,911,821)	(10,238,568)
Repayments of repurchase agreement borrowings underlying linked transactions	—	(124,714)
Proceeds from forward contracts	153,085	—
Repayments of forward contracts	(153,931)	—
Premium for MAC interest rate swaps containing an other-than-insignificant financing element	—	9,539
Payments on termination of MAC interest rate swaps containing an other-than-insignificant financing element	(18,414)	—
Interest payments and basis recovered on MAC interest rate swaps containing an other-than-insignificant financing element	(214)	—
Payments made for deferred financing costs	(202)	—
Due from counterparties, net	(46,912)	(79,825)
Due to counterparties, net	(3,670)	(46,425)
Dividends on common stock	(57,289)	(37,581)
Net cash provided by (used in) financing activities	(627,284)	1,553,579

Effect of exchange rate changes on cash and cash equivalents	163	—

Net decrease in cash and cash equivalents	(25,032)	(47,478)
Cash and cash equivalents beginning of period	47,222	48,525
Cash and cash equivalents end of period	$22,190	$1,047

Supplemental disclosure of operating cash flow information:
Interest paid	$13,402	$7,755
Supplemental disclosure of non-cash financing/investing activities:
Principal payments on Mortgage-backed securities and other securities, not settled	$22	$(237)
Mortgage-backed securities and other securities sold, not settled	$—	$35,615
Mortgage-backed securities and other securities purchased, not settled	$—	$(5,106)
Mortgage-backed securities recorded upon unlinking of linked transactions	$—	$(62,435)
Net unsettled TBAs	$(2)	$—
Deferred offering costs payable	$—	$142
Repurchase agreements, not settled	$—	$(9,806)
Repurchase agreements underlying linked transactions, not settled	$—	$15,198
Currency swaps, not settled	$—	$(25,160)
Dividends and distributions declared, not paid	$26,829	$27,951

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

Note 1 — Organization

Western Asset Mortgage Capital Corporation and subsidiaries (are collectively referred to throughout this report as the “Company”) are a real estate finance company.  At the Company’s launch in May 2012, its initial investment strategy focused primarily on Agency RMBS (including TBAs as defined herein).  Over time, the Company expanded its investment strategy to include Non-Agency RMBS and subsequently, Agency and Non-Agency CMBS, including Non U.S. CMBS.  In addition, and to a significantly lesser extent, the Company has invested in other securities including certain Agency obligations and Whole-Loans that are not technically MBS and in asset-backed securities (“ABS”).  These changes in the Company’s investment strategy, including future changes, are based on the Manager’s perspective of which mix of portfolio assets it believes provide the Company with the best risk-reward opportunities at any given time.

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

Note 2 — Revision of Previously Issued Financial Statements for Errors Affecting Certain Items Presented in the Statements of Cash Flows and Notes to Financial Statements

As previously reported in the Company’s annual report on Form 10-K for the year ended December 31, 2014, during the process of preparing the Company’s 2014 financial statements, the Company discovered that the treatment of premiums received on the market agreed coupon (“MAC”) interest rate swaps and treatment of proceeds and repayment on rehypothecation of non-cash collateral in its Statements of Cash Flows and a voluntary disclosure surrounding the breakdown between realized and unrealized portion of the change in fair value for derivative instrument were not presented in accordance with GAAP.  The Company has evaluated the impact of these errors and has concluded that individually and in the aggregate, these errors were not material to any previously issued financial statements. However, the Company has elected to revise the Statement of Cash Flows for the six months ended June 30, 2014 and the voluntary disclosure for the three and six months ended June 30, 2014 in these quarterly financial statements on Form 10-Q to correct the aforementioned errors. The corrections resulted in a reclassification of premiums received and periodic interest payments on interest rate swaps previously reported in cash flows from operating activities and the reclassification of proceeds and repayments on rehypothecation of non-cash collateral previously reported as repurchase agreement proceeds and repayments (as indicated in the tables below). In accordance with the Company’s accounting policies, proceeds and repayments on rehypothecation of non-cash collateral is reported on a net basis in Due to counterparties, net.  These revisions had no effect on net income, shareholders’ equity, net change in cash, or total assets, of the Company reported for these periods.

Statements of Cash Flows (summarized) for the six months ended June 30, 2014:

	For the six months ended June 30, 2014
Dollars in thousands	As Originally Reported	Adjustments	Revised

Statement of Cash Flows (effect on individual line items)
Net income	$59,133	$—	$59,133
Adjustments to reconcile net income to net cash provided by operating activities:
Mark-to-market adjustments on derivative instruments	132,126	(22,784)	109,342
All other items	(132,097)	—	(132,097)
Net cash provided by operating activities	59,162	(22,784)	36,378

Cash flows from investing activities:
Premium for MAC interest rate swaps, net	—	13,245	13,245
All other items	(1,650,680)	—	(1,650,680)
Net cash used in investing activities	(1,650,680)	13,245	(1,637,435)
Cash flows from financing activities:
Proceeds from repurchase agreement borrowings	11,783,312	(2,757)	11,780,555
Repayments of repurchase agreement borrowings	(10,241,325)	2,757	(10,238,568)
Premium for MAC interest rate swaps containing an other-than-insignificant financing element	—	9,539	9,539
All other items	2,053	—	2,053
Net cash provided by financing activities	1,544,040	9,539	1,553,579

Net increase (decrease) in cash and cash equivalents	(47,478)	—	(47,478)
Cash and cash equivalents beginning of period	48,525	—	48,525
Cash and cash equivalents end of period	$1,047	$—	$1,047

The below tables summarize the effect of interest rate swaps, interest rate swaptions, foreign currency swaps, foreign currency forwards, options, futures contracts, Agency and Non-Agency Interest-Only Strips as derivatives and TBAs reported in a voluntary disclosure surrounding the breakdown between realized and unrealized portion of the change in fair value for derivative instruments for the three and six months ended June 30, 2014 (dollars in thousands - summarized):

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

Note 3 — Summary of Significant Accounting Policies

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

The consolidated financial statements include the Company’s accounts and those of its consolidated subsidiary.   The consolidated financial statements also include the consolidation of certain trusts that each meet the definition of a variable interest entity (“VIE”) related to the acquisition of Residential Whole-Loans in which the Company has determined itself to be the primary beneficiary of each such trust. Each trust has issued a trust certificate to the Company which is collateralized by pools of Residential Whole-Loans held by such trust.  The Company includes the underlying Residential Whole-Loans owned by the trusts in Residential Whole-Loans at fair value on the Consolidated Balance Sheets and has eliminated the intercompany trust certificates in consolidation. The Company records interest income earned on the Residential Whole-Loans in Interest income on the Consolidated Statements of Operations. The Company records the initial underlying assets and liabilities of the consolidated trusts at their fair value upon consolidation into the Company and, as such, a gain or loss would be recorded upon consolidation if appropriate. Upon consolidation of the VIEs, the Company recorded no gain or loss upon consolidation.  Refer to Note 6 - “Variable Interest Entities” for additional information regarding the impact of consolidation of the trusts.   All intercompany amounts between the Company and its subsidiary and consolidated trusts have been eliminated in consolidation.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary have been made to present fairly the Company’s financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with Article 10 of Regulation S-X and the instructions to Form 10-Q. These consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission (“SEC”) on March 16, 2015. The results of operations for the period ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year or any future period.

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

Classification of mortgage-backed securities, other securities and Residential and Commercial Whole-Loans and valuations of financial instruments

Mortgage-backed securities, other securities and Residential and Commercial Whole-Loans - Fair value election

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

Balance Sheet Presentation

The Company’s purchases and sales of mortgage-backed securities and other securities are recorded on the trade date, which results in an investment related payable (receivable) for MBS and other securities purchased (sold) for which settlement has not taken place as of the balance sheet date. In addition, the Company’s TBAs which have matured but have not settled as of the balance sheet date result in an investment related payable (receivable).  The Company’s MBS, other securities and Residential Whole-Loans are pledged as collateral against borrowings under repurchase agreements.  Other than MBS and other securities which were accounted for as linked transactions through December 31, 2014, described below, the Company’s MBS and other securities are included in Mortgage-backed securities and other securities at fair value and Investment related receivables on the Consolidated Balance Sheets, with the fair value of such MBS and other securities pledged disclosed parenthetically.  Residential and Commercial Whole-Loan purchases and sales are recorded on the settlement date and are included in Residential Whole-Loans at fair value and Commercial Whole-Loans at fair value on the Consolidated Balance Sheets, respectively, with the fair value of such Residential Whole-Loans pledged disclosed parenthetically.

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

Valuation techniques for MBS, Residential and Commercial Whole-Loans and other securities may be based upon models that consider the estimated cash flows of the security or the Whole-Loan. Depending on the asset and the underlying collateral, the primary inputs to the model may include yields for Agency To-Be-Announced securities (also known as “TBAs”), Agency MBS, the U.S. Treasury market and floating rate indices such as the London interbank offered rate or LIBOR, the Constant Maturity Treasury rate and the prime rate as a benchmark yield.  In addition, the model may incorporate the current weighted average maturity and additional pool level information such as prepayment speeds, default frequencies and default severities, if applicable. To the extent such inputs are observable and timely, these assets are categorized as Level II of the fair value hierarchy; otherwise, unless alternative pricing information as described above is available, they are categorized as Level III.

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

The Company determines the fair value of derivative financial instruments by obtaining quotes from third party pricing services, whose pricing is subject to review by the Manager’s pricing committee. In valuing its over-the-counter interest rate derivatives, such as swaps and swaptions, and its currency derivatives, such as swaps and forwards, the Company considers the creditworthiness of both the Company and its counterparties, along with collateral provisions contained in each derivative agreement, from the perspective of both the Company and its counterparties. The majority of the Company’s interest rate swaps are cleared through a central clearing house and subject to the clearing house margin requirements. The Company’s agreements with its derivative counterparties also contain netting provisions; however the Company has elected to report its interest rate swaps and swaptions and currency swaps and forwards on a gross basis.  No credit valuation adjustment was made in determining the fair value of interest rate and/or currency derivatives for the periods ended June 30, 2015 and December 31, 2014.

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

All valuations received from independent pricing services are non-binding.  The Company primarily utilizes independent third party pricing services as the primary source for valuing the Company’s assets.

The Company generally receives one independent pricing service price for each investment in the Company’s portfolio. The Manager has established a quarterly process to review and validate the pricing received from the independent pricing services and has a process for challenging prices received from the independent pricing services when necessary.  The Company utilizes our Manager’s policies in this regard.  The Company’s and the Manager’s quarterly review of the independent third party pricing data may consist of a review of the daily change in the prices provided by the independent pricing vendor which exceed established tolerances or comparisons to executed transaction prices.  The Manager’s pricing group, which functions independently from its portfolio management personnel, corroborates the price differences or changes in price by comparing the vendor price to alternate sources including other independent pricing services or broker quotations.  If the price change or difference cannot be corroborated, the Manager’s pricing group consults with the portfolio management team for market color in reviewing such pricing data as warranted.  To the extent that the Manager has information, typically in the form of broker quotations that would indicate that a price received from the independent pricing service is outside of a tolerance range, our Manager generally challenges the independent pricing service price.

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

The Company’s conversion to a new accounting system in the calculation methodology used to determine the amortization of bond premium as of April 1, 2014, resulted in a cumulative retrospective change in estimate of approximately $1.2 million.  The impact of the change in estimate had no impact on Net income and was limited to an increase of approximately $1.2 million to Interest income and an equal offsetting reduction to Unrealized gain (loss) on Mortgage-backed securities, other securities and Whole-Loans, net on the Consolidated Statement of Operations for the three months ended June 30, 2014. The Company does not believe the aforementioned change in estimate has had a material impact to subsequent periods or will in the future.

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

Finally, certain of the Company’s MBS and other securities that are in an unrealized loss position at June 30, 2015 are also not considered other-than-temporarily impaired because the Company has no intent to sell these investments, it is more likely than not that the Company will not be required to sell the investment before recovery of its amortized cost basis and the Company is not required to sell the security for regulatory or other reasons.

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

Finally, certain of the Company’s MBS and other securities that are in an unrealized loss position at June 30, 2015 are also not considered other-than-temporarily impaired because the Company has no intent to sell these investments, it is more likely than not that the Company will not be required to sell the investment before recovery of its amortized cost basis and the Company is not required to sell the security for regulatory or other reasons.

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

Investments in an unrealized loss position at the end of each reporting period are evaluated by the Company’s Manager to determine whether the Company has the intent to sell such investments.  To the extent the Company has no intent as of the end of such reporting period to sell such investments and it is more likely than not that the Company will not be required to sell the investment before recovery of its amortized cost basis, such unrealized loss is included in Unrealized gain (loss) on Mortgage-backed securities, other securities and Whole-Loans, net in the Consolidated Statements of Operations.  Otherwise, when the Company has determined its intent to sell such securities, the unrealized loss is characterized as a realized loss and included in Other loss on Mortgage-backed securities and other securities on the Consolidated Statements of Operations.  The Company has identified eleven securities with an unpaid principal balance of approximately $106.0 million which it intended to sell that were in an unrealized loss position at June 30, 2015, and as a result, the Company recognized an impairment charge of approximately $1.4 million on Agency RMBS which is included in Other loss on Mortgage-backed securities and other securities.

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

Due from counterparties/Due to counterparties

Due from counterparties represents cash posted by the Company with its counterparties as collateral for the Company’s interest rate and/or currency derivative financial instruments, repurchase agreements, and TBAs. Due to counterparties represents cash posted with the Company by its counterparties as collateral under the Company’s interest rate and/or currency derivative financial instruments, repurchase agreements, and TBAs. Included in the due from counterparties and/or due to counterparties are daily variation margin settlement amounts with counterparties which are based on the price movement of the Company’s futures contracts.  In addition, as provided below, Due to counterparties may include non-cash collateral, which the Company has the obligation to return, and which the Company has either sold or pledged. To the extent the Company receives collateral other than cash from its counterparties such assets are not included in the Company’s Consolidated Balance Sheets.  Notwithstanding the foregoing, if the Company either rehypothecates such assets or pledges the assets as collateral pursuant to a repurchase agreement, the cash received and the corresponding liability are reflected on the Consolidated Balance Sheets.

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

The Company may borrow securities under reverse repurchase agreements to deliver a security owned and sold by the Company but pledged to a different counterparty under a separate repurchase agreement when in the Manager’s view terminating the outstanding repurchase agreement is not in the Company’s interest.  Cash paid to the borrower is recorded in the Company’s Consolidated Balance Sheets as an asset.  Interest receivable in accordance with reverse repurchase agreements is recorded as accrued interest receivable on the Consolidated Balance Sheets. The Company reflects all proceeds on reverse repurchase agreement and repayment of reverse repurchase agreement, on a net basis on the Consolidated Statements of Cash Flows.  Upon sale of a pledged security, the Company recognizes an obligation to return the borrowed security on the Consolidated Balance Sheet in Due to Counterparty.  The Company establishes haircuts to ensure the market value of the underlying asset remains sufficient to protect the Company in the event of default by the counterparty.  Realized gains and losses associated with the sale of the security are recognized in Realized gain (loss) on sale of Mortgage-backed securities, other securities and Whole-Loans, net on the Consolidated Statement of Cash Flows.

Linked transactions

Prior to January 1, 2015, in instances where the Company acquired a security through a repurchase agreement with the same counterparty from which the security was purchased, the Company evaluated such transaction in accordance with GAAP.  This guidance in effect prior to January 1, 2015 required that if the initial transfer of a financial asset and repurchase financing were entered into contemporaneously with, or in contemplation of, one another, such purchase and financing would be considered linked unless all of the criteria found in the guidance were met at the inception of the transaction. If the transaction met all of the conditions, the initial transfer would be accounted for separately from the repurchase financing, and the Company would record the security and the related financing on a gross basis on its Consolidated Balance Sheets with the corresponding interest income and interest expense being reported in the Consolidated Statements of Operations.  If the transaction was determined to be linked, the Company would record the initial transfer and repurchase financing on a net basis and record a forward commitment to purchase the security as a derivative instrument. Through December 31, 2014, such forward commitment was recorded at fair value in Linked transactions, net, at fair value on the Consolidated Balance Sheets with subsequent changes through December 31, 2014 in fair value recognized in Gain (loss) on linked transactions, net on its Consolidated Statements of Operations. The Company refers to these transactions as Linked Transactions. Prior to January 1, 2015, when or if a transaction was no longer considered to be linked, the security and related repurchase financing were reported on a gross basis. The unlinking of a transaction caused a realized event in which the fair value of the security as of the date of unlinking, became the cost basis of the security. The difference between the fair value on the unlinking date and the existing cost basis of the security was the realized gain or loss.  Recognition of effective yield for such security was calculated prospectively using the new cost basis.  For linked transactions, the Company reflected purchases and sales of securities within the investing section of the Consolidated Statements of Cash Flows.  Proceeds from repurchase agreements borrowings and repayments of repurchase agreement borrowings were reflected in the financing section of the Consolidated Statements of Cash Flows.  Starting in 2015, GAAP no longer requires the segregation and treatment of linked transactions as derivatives.  Accordingly, starting in January 2015, the Company reports such securities and the corresponding repurchase agreement on a gross basis on its Consolidated Balance Sheets and with the corresponding interest income and interest expense reported in its Consolidated Statements of Operations.  See “Recent accounting pronouncements” for details.

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

The Company may create and elect to treat certain subsidiaries as Taxable REIT Subsidiaries (“TRS”). In general, a TRS may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business. A TRS is subject to U.S. federal, state and local corporate income taxes, and its value may not exceed 25% of the value of the Company. While a TRS may generate net income, a TRS can declare dividends to the Company, which will be included in the Company’s taxable income and necessitate a distribution to its stockholders. Conversely, if the Company retains earnings at the TRS level, no distribution is required and it can increase book equity of the consolidated entity.  As of June 30, 2015, the Company has a single wholly owned subsidiary, which it has elected to treat as a TRS.

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

Earnings per share

GAAP requires use of the two-class method of computing earnings per share for all periods presented for each class of common stock and participating securities as if all earnings for the period had been distributed.  Under the two-class method, during periods of net income, the net income is first reduced for dividends declared on all classes of securities to arrive at undistributed earnings.  During periods of net losses, the net loss is reduced for dividends declared on participating securities only if the security has the right to participate in the earnings of the entity and an objectively determinable contractual obligation to share in net losses of the entity.  The Company’s participating securities are not allocated a share of the net loss, as the participating securities do not have a contractual obligation to share in the net losses of the Company.

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

In June 2014, the Financial Accounting Standards Board issued guidance that changes the accounting for repurchase-to-maturity transactions and repurchase financing arrangements. The new guidance aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements. These transactions would all be accounted for as secured borrowings. The guidance eliminates sale accounting for repurchase-to-maturity transactions and supersedes the guidance under which a transfer of a financial asset and a contemporaneous repurchase financing could be accounted for on a combined basis as a forward agreement, which has resulted in outcomes referred to as off-balance-sheet accounting.  In addition, the guidance requires additional disclosures. The guidance for a public company is effective for the first interim or annual period beginning after December 15, 2014.  Other entities may elect to apply the requirements for interim periods beginning after December 31, 2014.  Certain disclosures under this guidance do not take effect for a public company until the first period beginning after March 15, 2015 and do not take effect for other companies beginning for annual periods commencing after December 31, 2014 and for interim periods beginning after December 15, 2015.  Through December 31, 2014, the Company accounted for certain transfers as forward agreements under the previous guidance, which were classified as linked transactions.  The new guidance requires the Company to record these transfers as secured borrowings. The implementation of the new guidance resulted in an increase to Mortgage-backed securities and other securities, at fair value of approximately $52.5 million, an increase in Borrowings under repurchase agreements of approximately $31.9 million and a decrease in Linked transactions, net, at fair value of approximately $20.6 million in the Company’s Consolidated Balance Sheets as of January 1, 2015.  Further, the implementation of the new guidance resulted in a cumulative-effect adjustment of zero to retained earnings as of January 1, 2015.

Accounting Standards to be Adopted in Future Periods

In May 2014, the Financial Accounting Standards Board issued guidance that changes an entity’s recognition of revenue from contracts with customers.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  In addition, the new guidance requires improved disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In applying the new guidance, an entity may use either a retrospective approach to each prior reporting period or a retrospective approach with the cumulative effect recognized at the date of initial application. For a public company, the standard is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted for a public entity. For all other entities, the standard is effective for annual reporting periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2015. With certain restrictions, a nonpublic entity may elect to apply the guidance earlier. The new guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

Financial Instruments carried at Fair Value

The following tables present the Company’s financial instruments carried at fair value as of June 30, 2015 and December 31, 2014, based upon the valuation hierarchy (dollars in thousands):

	June 30, 2015
	Fair Value
	Level I	Level II	Level III	Total
Assets
Agency RMBS:
20-Year mortgage	$—	$1,161,864	$—	$1,161,864
30-Year mortgage	—	1,241,963	—	1,241,963
Agency RMBS Interest-Only Strips	—	149,749	—	149,749
Agency and Non-Agency Interest-Only Strips accounted for as derivatives, included in MBS	—	75,332	4,015	79,347
Non-Agency RMBS	—	331,178	250,499	581,677
Agency and Non-Agency CMBS	—	351,396	131,884	483,280
Other securities	—	91,547	65,989	157,536
Residential Whole-Loans	—	—	22,184	22,184
Commercial Whole-Loans	—	—	8,743	8,743
Subtotal	—	3,403,029	483,314	3,886,343

Derivative assets	—	99,931	—	99,931
Total	$—	$3,502,960	$483,314	$3,986,274

Liabilities
Derivative liabilities	$19	$217,292	$—	$217,311
Total	$19	$217,292	$—	$217,311

	December 31, 2014
	Fair Value
	Level I	Level II	Level III	Total
Assets
Agency RMBS:
20-Year mortgage	$—	$1,120,031	$—	$1,120,031
30-Year mortgage	—	1,790,219	—	1,790,219
Agency RMBS Interest-Only Strips	—	188,506	—	188,506
Agency and Non-Agency Interest-Only Strips accounted for as derivatives, included in MBS	—	83,773	4,456	88,229
Non-Agency RMBS	—	490,093	176,479	666,572
Agency and Non-Agency CMBS	—	320,171	103,069	423,240
Other securities	—	101,523	7,403	108,926
Residential Whole-Loans	—	—	7,220	7,220
Subtotal	—	4,094,316	298,627	4,392,943

Derivative assets	451	72,805	—	73,256
Non-Agency RMBS linked transactions	—	—	1,596	1,596
Non-Agency CMBS linked transactions, including Non U.S.	—	—	16,152	16,152
Other securities linked transactions	—	—	2,879	2,879
Total	$451	$4,167,121	$319,254	$4,486,826

Liabilities
Derivative liabilities	$1,191	$179,089	$—	$180,280
Total	$1,191	$179,089	$—	$180,280

The following tables present additional information about the Company’s financial instruments, which are measured at fair value on a recurring basis for which the Company has utilized Level III inputs to determine fair value:

	Mortgage-backed securities and other securities
$ in thousands	Three months ended June 30, 2015	Three months ended June 30, 2014	Six months ended June 30, 2015	Six months ended June 30, 2014
Beginning balance	$398,881	$56,441	$291,407	$15,681
Fair value of securities previously accounted for as linked transactions	—	—	52,484	—
Transfers into Level III from Level II	32,143	17,823	37,499	37,291
Transfers from Level III into Level II	(18,228)	(16,703)	(3,996)	(16,703)
Purchases	66,665	93,564	156,326	113,418
Sales and settlements	(22,523)	(23,442)	(72,247)	(23,442)
Principal repayments	(2,364)	(19)	(4,709)	(19)
Total net gains / (losses) included in net income
Realized gains/(losses), net	(9)	2,861	4,461	2,861
Other loss on Mortgage-backed securities	(1,547)	—	(2,741)	—
Unrealized gains/(losses), net(1)	1,225	857	(827)	2,371
Premium and discount amortization, net	(1,856)	(798)	(5,270)	(874)
Ending balance	$452,387	$130,584	$452,387	$130,584

(1)  For Mortgage-backed securities and other securities classified as Level III at June 30, 2015, the Company recorded gross unrealized gains of approximately $4.7 million and $7.6 million and gross unrealized losses of approximately $5.6 million and $7.6 million, for the three and six months ended June 30, 2015, respectively.  For Mortgage-backed securities and other securities classified as Level III at June 30, 2014, the Company recorded gross unrealized gains of approximately $1.1 million and $1.3 million and gross unrealized losses of approximately $377 thousand and $377 thousand, for the three and six months ended June 30, 2014, respectively.  These gains and losses are included in Unrealized gain (loss) on Mortgage-backed securities, other securities and Whole-Loans, net on the Consolidated Statements of Operations.

	Residential Whole-Loans
$ in thousands	Three months ended June 30, 2015	Three months ended June 30, 2014	Six months ended June 30, 2015	Six months ended June 30, 2014
Beginning balance	$17,860	$—	$7,220	$—
Transfers into Level III from Level II	—	—	—	—
Transfers from Level III into Level II	—	—	—	—
Purchases	6,865	—	16,747	—
Sales and settlements	—	—	—	—
Principal repayments	(2,542)	—	(1,997)	—
Total net gains / (losses) included in net income
Realized gains/(losses), net	—	—	—	—
Other loss on Mortgage-backed securities	—	—	—	—
Unrealized gains/(losses), net(1)	67	—	313	—
Premium and discount amortization, net	(66)	—	(99)	—
Ending balance	$22,184	$—	$22,184	$—

(1)  For Residential Whole-Loans classified as Level III at June 30, 2015, the Company recorded gross unrealized gains of approximately $172 thousand and $363 thousand and gross unrealized losses of approximately $59 thousand and $50 thousand, for the three and six months ended June 30, 2015, respectively. These gains and losses are included in Unrealized gain (loss) on Mortgage-backed securities, other securities and Whole-Loans, net on the Consolidated Statements of Operations.  The Company did not hold any Residential Whole-Loans for the three and six months ended June 30, 2014.

	Commercial Whole-Loans
$ in thousands	Three months ended June 30, 2015	Three months ended June 30, 2014	Six months ended June 30, 2015	Six months ended June 30, 2014
Beginning balance	$8,900	$—	$—	$—
Transfers into Level III from Level II	—	—	—	—
Transfers from Level III into Level II	—	—	—	—
Purchases	—	—	8,750	—
Sales and settlements	—	—	—	—
Principal repayments	—	—	—	—
Total net gains / (losses) included in net income
Realized gains/(losses), net	—	—	—	—
Other loss on Mortgage-backed securities	—	—	—	—
Unrealized gains/(losses), net(1)	(157)	—	(7)	—
Premium and discount amortization, net	—	—	—	—
Ending balance	$8,743	$—	$8,743	$—

(1)  For Commercial Whole-Loans classified as Level III at June 30, 2015, the Company recorded gross unrealized gains of $0 and $0 and gross unrealized losses of approximately $157 thousand and $7 thousand, for the three and six months ended June 30, 2015, respectively. These gains and losses are included in Unrealized gain (loss) on Mortgage-backed securities, other securities and Whole-Loans, net on the Consolidated Statements of Operations. The Company did not hold any Commercial Whole-Loans for the three and six months ended June 30, 2014.

	Derivative assets
$ in thousands	Three months ended June 30, 2015	Three months ended June 30, 2014	Six months ended June 30, 2015	Six months ended June 30, 2014
Beginning balance	$—	$126	$—	$—
Transfers into Level III from Level II	—	—	—	126
Transfers out Level III into Level II	—	—	—	—
Purchases	—	—	—	—
Sales and settlements	—	—	—	—
Principal repayments	—	—	—	—
Total net gains/(losses) included in net income
Realized gains/(losses), net	—	(1,163)	—	(1,163)
Other loss on Mortgage-backed securities	—	—	—	—
Unrealized gains/(losses), net	—	1,037	—	1,037
Premium and discount amortization, net	—	—	—	—
Ending balance	$—	$—	$—	$—

Derivative liabilities
$ in thousands	Three months ended June 30, 2015	Three months ended June 30, 2014	Six months ended June 30, 2015	Six months ended June 30, 2014
Beginning balance	$—	$—	$—	$—
Transfers into Level III from Level II	—	—	—	—
Transfers out Level III into Level II	—	—	—	—
Purchases	—	—	—	—
Sales and settlements	—	—	—	—
Principal repayments	—	—	—	—
Total net gains/(losses) included in net income
Realized gains/(losses), net	—	—	—	—
Other loss on Mortgage-backed securities	—	—	—	—
Unrealized gains/(losses), net	—	863	—	863
Premium and discount amortization, net	—	—	—	—
Ending balance	$—	$863	$—	$863

Transfers between hierarchy levels during operations for the three months and six months ended June 30, 2015 and June 30, 2014 were based on the lack of availability of sufficient observable inputs to meet Level II versus Level III criteria.  The leveling of these assets was based on information received from a third party pricing service which utilized unobservable inputs, along with the back-testing of historical sales transactions performed by the Manager.

The Company primarily utilizes independent third party pricing services as the main source for valuing the Company’s assets.  All valuations received from independent pricing services are non-binding.  The Company generally receives one independent pricing service price for each investment in its portfolio.  The Manager has established a process to review and validate the pricing received from the independent pricing service on a quarterly basis and has a process for challenging prices received from the independent pricing service when necessary.  The Company utilizes its Manager’s policies in this regard.  The Company’s and the Manager’s quarterly review of the independent third party pricing data may consist of a review of the daily change in the prices provided by the independent pricing vendor which exceed established tolerances or comparisons to executed transaction prices.  The Manager’s pricing group, which functions independently from its portfolio management personnel, corroborates the price differences or changes in price by comparing the vendor price to alternate sources including other independent pricing services or broker quotations.  If the price change or difference cannot be corroborated, the Manager’s pricing group consults with the portfolio management team for market color in reviewing such pricing data as warranted.  To the extent that the Manager has information, typically in the form of broker quotations that would indicate that a price received from the independent pricing service is outside of a tolerance range, the Manager generally challenges the independent pricing service price.  In addition, to ensure proper fair value hierarchy, the Company and the Manager review the methodology used by the third party pricing service to understand whether observable market data is being utilized in the vendor’s pricing methodology.  Such review is conducted no less than annually.  In addition, as part of the Company’s regular review of pricing, the Manager’s pricing group may throughout the year have incremental discussions with the independent pricing vendor regarding their evaluation methodology or the market data utilized in their determination as well as performing back testing with regard to the sale of certain assets.

Other Fair Value Disclosures

Due from counterparties and Due to counterparties on the Company’s Consolidated Balance Sheets are reflected at cost which approximates fair value.

The fair value of the repurchase agreements is based on an expected present value technique. This method discounts future estimated cash flows using rates the Company determined best estimate current market interest rates that would be offered for loans with similar characteristics and credit quality. The use of different market assumptions or estimation methodologies could have a material effect on the fair value amounts. At June 30, 2015, the Company’s borrowings under repurchase agreements had a fair value of approximately $3.4 billion and a carrying value of approximately $3.4 billion. Inputs used to arrive at the fair value of the repurchase agreement borrowings are generally observable, and therefore, they would be considered a Level II fair value measurement.

Note 5 — Mortgage-Backed Securities and other securities

The following tables present certain information about the Company’s investment portfolio at June 30, 2015 and December 31, 2014 (dollars in thousands).  Real estate securities and other securities that are accounted for as a component of linked transactions as of December 31, 2014 are not reflected in the tables set forth in this note. See Note 10 for further details.

	June 30, 2015
	Principal Balance	Unamortized Premium (Discount), net	Discount Designated as Credit Reserve and OTTI	Amortized Cost	Unrealized Gain (Loss), net	Estimated Fair Value	Net Weighted Average Coupon (1)
Agency RMBS:
20-Year mortgage	$1,105,811	$57,177	$—	$1,162,988	$(1,124)	$1,161,864	3.6%
30-Year mortgage	1,152,022	92,492	—	1,244,514	(2,551)	1,241,963	4.2%
Agency RMBS Interest-Only Strips	N/A	N/A	N/A	138,809	10,940	149,749	3.9	%(2)
Agency and Non-Agency Interest-Only Strips, accounted for as derivatives (3)	N/A	N/A	N/A	N/A	N/A	79,347	2.8	%(2)
Non-Agency RMBS	650,158	(13,972)	(147,946)	488,240	6,049	494,289	3.8%
Non-Agency RMBS Interest-Only Strips	N/A	N/A	N/A	73,105	14,283	87,388	6.2	%(2)
Agency and Non-Agency CMBS	533,881	(38,653)	(13,963)	481,265	(1,124)	480,141	5.3%
Agency CMBS Interest-Only Strips	N/A	N/A	N/A	2,923	216	3,139	4.7	%(2)
Other securities (4)	132,087	6,049	(3,022)	157,131	405	157,536	4.9%
Total	$3,573,959	$103,093	$(164,931)	$3,748,975	$27,094	$3,855,416	4.1%

	December 31, 2014
	Principal Balance	Unamortized Premium (Discount), net	Discount Designated as Credit Reserve and OTTI	Amortized Cost	Unrealized Gain (Loss), net	Estimated Fair Value	Net Weighted Average Coupon (1)
Agency RMBS:
20-Year mortgage	$1,054,864	$56,616	$—	$1,111,480	$8,551	$1,120,031	3.6%
30-Year mortgage	1,657,640	127,876	—	1,785,516	4,703	1,790,219	4.1%
Agency RMBS Interest-Only Strips	N/A	N/A	N/A	178,162	10,344	188,506	4.0	%(2)
Agency and Non-Agency Interest-Only Strips, accounted for as derivatives (3)	N/A	N/A	N/A	N/A	N/A	88,229	2.9	%(2)
Non-Agency RMBS	759,068	6,941	(178,883)	587,126	9,791	596,917	3.6%
Non-Agency RMBS Interest-Only Strips	N/A	N/A	N/A	61,144	8,511	69,655	6.1	%(2)
Agency and Non-Agency CMBS	449,617	(31,216)	(3,124)	415,277	3,848	419,125	5.3%
Agency CMBS Interest-Only Strips	N/A	N/A	N/A	4,017	98	4,115	4.8	%(2)
Other securities (4)	102,323	699	—	110,425	(1,499)	108,926	4.6%
Total	$4,023,512	$160,916	$(182,007)	$4,253,147	$44,347	$4,385,723	4.0%

(1) Net weighted average coupon as of June 30, 2015 and December 31, 2014 is presented, net of servicing and other fees.

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

(4) Other securities include residual interests in asset-backed securities which have no principal balance and an amortized cost of approximately $22.0 million and $7.4 million as of June 30, 2015 and December 31, 2014, respectively.

As of June 30, 2015 and December 31, 2014 the weighted average expected remaining term to the expected maturity of the MBS and other securities investment portfolio, excluding linked transactions was 7.0 years and 6.7 years, respectively.

The components of the carrying value of the Company’s real estate securities and other securities are as follows (dollars in thousands):

	June 30, 2015	December 31, 2014
Principal balance	$3,573,959	$4,023,512
Amortized cost of Interest-Only Strips and residual interests	236,854	250,726
Carrying value of Agency and Non-Agency Interest-Only Strips accounted for as derivatives	79,347	88,229
Unamortized premium	179,132	218,561
Unamortized discount	(76,039)	(57,645)
Discount designated as Credit Reserve and OTTI	(164,931)	(182,007)
Gross unrealized gains	69,217	75,444
Gross unrealized losses	(42,123)	(31,097)
Fair value	$3,855,416	$4,385,723

The following tables present the changes in the components of the Company’s purchase discount and amortizable premium on its Non-Agency RMBS, Non-Agency CMBS and other securities for the three and six months ended June 30, 2015 and June 30, 2014 (dollars in thousands):

	Three months ended June 30, 2015
	Discount Designated as Credit Reserve and OTTI	Accretable Discount(1)	Amortizable Premium(1)(2)
Balance at beginning of period	$(163,892)	$(111,802)	$76,443
Accretion of discount	—	4,112	—
Amortization of premium	—	—	(2,151)
Realized credit losses	2,327	—	—
Purchases	(3,509)	(15,175)	4,751
Sales	—	323	(1,072)
Net impairment losses recognized in earnings	(1,862)	—	—
Transfers/release of credit reserve	2,005	(10,865)	8,860
Balance at end of period	$(164,931)	$(133,407)	$86,831

(1)         Together with coupon interest, accretable purchase discount and amortizable premium is recognized as interest income over the life of the security.

(2)         Subsequent reductions in the non-accretable discount results in a corresponding reduction in the amortizable premium.

	Six months ended June 30, 2015
	Discount Designated as Credit Reserve and OTTI	Accretable Discount(1)	Amortizable Premium(1)(2)
Balance at beginning of period(3)	$(184,327)	$(107,197)	$86,815
Accretion of discount	—	9,266	—
Amortization of premium	—	—	(4,879)
Realized credit losses	4,995	—	—
Purchases	(34,096)	(63,473)	6,808
Sales	53,815	37,175	(11,018)
Net impairment losses recognized in earnings	(5,391)	—	—
Transfers/release of credit reserve	73	(9,178)	9,105
Balance at end of period	$(164,931)	$(133,407)	$86,831

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

The following tables present the fair value and contractual maturities of the Company’s securities portfolio at June 30, 2015 and December 31, 2014 (dollars in thousands):

	June 30, 2015
	< or equal to 10 years	> 10 years and < or equal to 20 years	> 20 years and < or equal to 30 years	> 30 years	Total
Agency RMBS:
20-Year mortgage	$—	$1,161,864	$—	$—	$1,161,864
30-Year mortgage	—	—	1,241,963	—	1,241,963
Agency RMBS Interest-Only Strips	—	47,459	102,290	—	149,749
Agency and Non-Agency Interest-Only Strips, accounted for as derivatives	—	15,072	47,969	16,306	79,347
Non-Agency RMBS	15	54,246	121,306	318,722	494,289
Non-Agency RMBS Interest-Only Strips	—	—	22,078	65,310	87,388
Agency and Non-Agency CMBS	66,975	52,300	126,746	234,120	480,141
Agency CMBS Interest-Only Strips	3,139	—	—	—	3,139
Other securities	80,164	—	48,953	28,419	157,536
Total	$150,293	$1,330,941	$1,711,305	$662,877	$3,855,416

	December 31, 2014
	< or equal to 10 years	> 10 years and < or equal to 20 years	> 20 years and < or equal to 30 years	> 30 years	Total
Agency RMBS:
20-Year mortgage	$—	$1,120,031	$—	$—	$1,120,031
30-Year mortgage	—	—	1,790,219	—	1,790,219
Agency RMBS Interest-Only Strips	—	52,975	135,531	—	188,506
Agency and Non-Agency Interest-Only Strips, accounted for as derivatives	—	17,123	53,452	17,654	88,229
Non-Agency RMBS	22	26,632	193,852	376,411	596,917
Non-Agency RMBS Interest-Only Strips	—	—	30,217	39,438	69,655
Agency and Non-Agency CMBS	43,286	52,135	82,055	241,649	419,125
Agency CMBS Interest-Only Strips	4,115	—	—	—	4,115
Other securities	65,128	—	36,395	7,403	108,926
Total	$112,551	$1,268,896	$2,321,721	$682,555	$4,385,723

The following tables present the gross unrealized losses and estimated fair value of the Company’s MBS and other securities by length of time that such securities have been in a continuous unrealized loss position at June 30, 2015 and December 31, 2014 (dollars in thousands):

	June 30, 2015
	Less than 12 Months			12 Months or More			Total
		Unrealized	Number of		Unrealized	Number of		Unrealized	Number of
	Fair Value	Losses	Securities	Fair Value	Losses	Securities	Fair Value	Losses	Securities
Agency RMBS:
20-Year mortgage	$372,060	$(6,955)	64	$109,464	$(3,072)	13	$481,524	$(10,027)	77
30-Year mortgage	73,326	(1,647)	18	444,372	(15,101)	88	517,698	(16,748)	106
Agency RMBS Interest-Only Strips	8,289	(275)	4	1,942	(111)	1	10,231	(386)	5
Non-Agency RMBS	253,526	(4,255)	36	10,557	(135)	2	264,083	(4,390)	38
Agency and Non-Agency CMBS	212,441	(7,151)	34	9,253	(196)	3	221,694	(7,347)	37
Other securities	80,077	(1,613)	8	20,888	(1,612)	1	100,965	(3,225)	9
Total	$999,719	$(21,896)	164	$596,476	$(20,227)	108	$1,596,195	$(42,123)	272

	December 31, 2014
	Less than 12 Months			12 Months or More			Total
		Unrealized	Number of		Unrealized	Number of		Unrealized	Number of
	Fair Value	Losses	Securities	Fair Value	Losses	Securities	Fair Value	Losses	Securities
Agency RMBS:
20-Year mortgage	$1,475	$(10)	1	$422,287	$(5,426)	54	$423,762	$(5,436)	55
30-Year mortgage	2,893	(93)	5	882,482	(18,358)	126	885,375	(18,451)	131
Agency RMBS Interest-Only Strips	20,756	(587)	11	—	—	—	20,756	(587)	11
Non-Agency RMBS	112,505	(1,090)	20	11,564	(149)	2	124,069	(1,239)	22
Non-Agency RMBS Interest-Only Strips	5,081	(411)	1	—	—	—	5,081	(411)	1
Agency and Non-Agency CMBS	173,139	(1,716)	34	—	—	—	173,139	(1,716)	34
Other securities	62,345	(3,257)	6	—	—	—	62,345	(3,257)	6
Total	$378,194	$(7,164)	78	$1,316,333	$(23,933)	182	$1,694,527	$(31,097)	260

The Company identified eleven securities with an unpaid principal balance of approximately $106.0 million which it intended to sell that were in an unrealized loss position at June 30, 2015, and as a result, the Company recognized an impairment charge of approximately $1.4 million on Agency RMBS which is included in Other loss on Mortgage-backed securities and other securities.

The Company assesses its Agency MBS, Non-Agency MBS and other securities, excluding Interest-Only Strips, rated AA and higher at the time of purchase, for other-than-temporary impairment on at least a quarterly basis. When the fair value of an investment is less than its amortized cost at the balance sheet date of the reporting period for which impairment is assessed, the impairment is designated as either “temporary” or “other-than-temporary.” In deciding on whether or not a security is other-than-temporarily impaired, the Company considers several factors, including the nature of the investment, communications (if any) from the securitization trustee regarding the credit quality of the security, the severity and duration of the impairment, the cause of the impairment, and the Company’s intent not to sell the security and that it is more likely than not that the Company will not be required to sell the security until recovery of its amortized cost.  In addition, an other-than-temporary impairment is deemed to have occurred when there is an adverse change in the expected cash flows (principal or interest) to be received and the fair value of the security is less than its carrying amount.  In determining whether an adverse change in cash flows occurred, the present value of the remaining cash flows, as estimated at the initial transaction date (or the last date previously revised), is compared to the present value of the expected cash flows at the current reporting date.  The estimated cash flows reflect those a “market participant” would use and are discounted at a rate equal to the current yield used to accrete interest income.  These adjustments are reflected in the Company’s Consolidated Statement of Operations as Other loss on Mortgage-backed securities and other securities.

For Non-Agency MBS and other securities rated below AA at the time of purchase and Agency and Non-Agency Interest-Only Strips, excluding Interest-Only Strips classified as derivatives, an other-than-temporary impairment is deemed to have occurred when there is an adverse change in the expected cash flows (principal or interest) to be received and the fair value of the beneficial interest is less than its carrying amount.  Other than for “plain-vanilla” variable rate Non-Agency MBS, the Company does not bifurcate the loss between credit loss and loss attributed to change in interest rates, therefore, the entire loss is recorded as other-than-temporary. These adjustments are reflected in the Company’s Consolidated Statement of Operations as Other loss on Mortgage-backed securities and other securities. In determining whether an adverse change in cash flows occurred, the present value of the remaining cash flows, as estimated at the initial transaction date (or the last date previously revised), is compared to the present value of the expected cash flows at the current reporting date.  The estimated cash flows reflect those a “market participant” would use and are discounted at a rate equal to the current yield used to accrete interest income. If an other-than-temporary impairment is recognized as a result of this analysis, the yield is maintained at the current accretion rate. The last revised estimated cash flows are then used for future impairment analysis purposes.  The Company’s prepayment speed estimate was the primary assumption used to determine other-than temporary-impairments for Interest-Only Strips, excluding Agency and Non-Agency Interest-Only Strips accounted for as derivatives, for the three and six months ended June 30, 2015 and June 30, 2014.

With respect to the Company’s securities portfolio, OTTI is generally recorded when the credit quality of the underlying collateral deteriorates and or the schedule payments are faster than previously projected.   The credit deterioration could be as a result of, but not limited to, increased projected realized losses, foreclosures, delinquencies and the likelihood of the borrower being able to make payments in the future.  Generally, a prepayment occurs when a loan has a higher interest rate relative to current interest rates and lenders are willing to extend credit at the lower current interest rate or the underlying collateral for the loan is sold or transferred.  Other-than-temporary-impairments are reported as Other loss on Mortgage-backed securities and other securities in the Company’s Consolidated Statement of Operations.

The following table presents the other-than-temporary impairments the Company recorded on its securities portfolio (dollars in thousands):

	For the three months ended June 30, 2015	For the three months ended June 30, 2014	For the six months ended June 30, 2015	For the six months ended June 30, 2014
Agency RMBS	$2,056	$1,000	$3,178	$2,232
Non-Agency RMBS	364	1,888	3,030	2,365
Non-Agency CMBS	1,498	111	2,098	111
Other securities	398	—	661	—
Total	$4,316	$2,999	$8,967	$4,708

The Company has made investments in certain Non-Agency RMBS inverse floaters. These securities’ coupon rates have an inverse relationship to a benchmark rate.   When the benchmark interest rate increases the coupon payment rate will decrease because the benchmark interest rate is deducted from the coupon payment.  The Company has generally purchased these securities at a premium.  Accelerated prepayments on these securities could result in an economic loss, as the Company would not recover the upfront premium.  The premiums are amortized into income using the effective interest rate method.  As of June 30, 2015 and June 30, 2014, the Company held $94.0 million and $73.7 million, respectively, in Non-Agency RMBS inverse floaters.

The following tables present components of interest income on the Company’s MBS and other securities (dollars in thousands):

	For the three months ended June 30, 2015
	Coupon	Net (Premium Amortization/ Amortization Basis) Discount	Interest
	Interest	Amortization	Income
Agency RMBS	$34,038	$(12,505)	$21,533
Non-Agency RMBS	11,433	(1,881)	9,552
Agency and Non-Agency CMBS	7,452	(50)	7,402
Other securities	1,539	663	2,202
Total(1)	$54,462	$(13,773)	$40,689

(1)      Interest income on the Consolidated Statements of Operations includes coupon interest, net premium/discount amortization and interest income of $227 thousand, $(66) thousand and $161 thousand on Residential Whole-Loans, respectively and coupon interest, net premium amortization and interest income of $179 thousand, $0 and $179 thousand on Commercial Whole-Loans.

	For the six months ended June 30, 2015
	Coupon	Net (Premium Amortization/ Amortization Basis) Discount	Interest
	Interest	Amortization	Income
Agency RMBS	$71,489	$(27,912)	$43,577
Non-Agency RMBS	23,302	(4,308)	18,994
Agency and Non-Agency CMBS	14,354	525	14,879
Other securities	2,806	1,094	3,900
Total(1)	$111,951	$(30,601)	$81,350

(1)      Interest income on the Consolidated Statements of Operations includes coupon interest, net premium/discount amortization and interest income of $344 thousand, $(112) thousand and $232 thousand on Residential Whole-Loans, respectively and coupon interest, net premium amortization and interest income of $253 thousand, $0 and $253 thousand on Commercial Whole-Loans.

	For the three months ended June 30, 2014
	Coupon	Net (Premium Amortization/ Amortization Basis) Discount	Interest
	Interest	Amortization	Income
Agency RMBS	$44,683	$(13,937)	$30,746
Non-Agency RMBS	9,327	(516)	8,811
Agency and Non-Agency CMBS	3,694	291	3,985
Other securities	948	114	1,062
Total	$58,652	$(14,048)	$44,604

	For the six months ended June 30, 2014
	Coupon	Net (Premium Amortization/ Amortization Basis) Discount	Interest
	Interest	Amortization	Income
Agency RMBS	$74,457	$(26,000)	$48,457
Non-Agency RMBS	13,692	121	13,813
Agency and Non-Agency CMBS	3,741	468	4,209
Other securities	1,340	215	1,555
Total	$93,230	$(25,196)	$68,034

The following tables present the sales of the Company’s MBS and other securities (dollars in thousands):

	For the three months ended June 30, 2015
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Agency RMBS	$208,249	$3,545	$(680)	$2,865
Agency and Non-Agency CMBS	63,345	863	(9)	854
Other securities	16,365	562	—	562
Total	$287,959	$4,970	$(689)	$4,281

	For the six months ended June 30, 2015
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Agency RMBS (1)	$509,981	$3,833	$(3,577)	$256
Non-Agency RMBS	207,594	9,761	(174)	9,587
Agency and Non-Agency CMBS	90,888	1,351	(9)	1,342
Other securities	16,365	562	—	562
Total	$824,828	$15,507	$(3,760)	$11,747

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

Note 6 — Variable Interest Entities

The Company consolidates a VIE when it is determined that the Company is the primary beneficiary of such VIE.  The Company determined that it was the primary beneficiary of a number of trusts because it was involved in certain aspects of the design of each trust, has certain oversight rights on defaulted Residential Whole-Loans and has other significant decision making powers. In addition, the Company has the obligation to absorb losses and the right to receive benefits from the trusts that could potentially be significant to the trusts. The Company assesses modifications to VIEs on an ongoing basis to determine if a significant reconsideration event has occurred that would change the Company’s initial consolidation assessment.   The consolidated trusts include 90 performing Residential Whole-Loans, which had no evidence of deteriorated credit quality upon consolidation.  The following table presents a summary of the assets and liabilities of the Residential Whole-Loan trusts included in the Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014 (dollars in thousands).  Intercompany balances have been eliminated for purposes of this presentation.

	June 30, 2015	December 31, 2014
Residential Whole-Loans, at fair value	$22,184	$7,220
Accrued interest receivable	173	40
Total assets	$22,357	$7,260
Accounts payable and accrued expenses	$42	$153
Total liabilities	$42	$153

The Company’s risk with respect to its investment in each trust is limited to its direct ownership in the trust. The Residential Whole-Loans held by the consolidated trusts are held solely to satisfy the liabilities of the trust, and creditors of the trust have no recourse to the general credit of the Company for the trust certificates issued by the trusts. The assets of a consolidated trust can only be used to satisfy the obligations of that trust. The Company is not contractually required and has not provided any additional financial support to the trusts for the three and six months ended June 30, 2015.  The Company did not deconsolidate any trusts during the three and six months ended June 30, 2015.

The following table presents in the components of the carrying value of Residential Whole-Loans as of June 30, 2015 and December 31, 2014 (dollars in thousands):

	June 30, 2015	December 31, 2014
Principal balance	$21,465	$7,034
Unamortized premium	337	111
Unamortized discount	(25)	(18)
Gross unrealized gains	424	94
Gross unrealized losses	(17)	(1)
Fair value	$22,184	$7,220

The following tables present certain information about the Company’s Residential Whole-Loans investment portfolio at June 30, 2015 and December 31, 2014 (dollars in thousands):

	June 30, 2015
Current Coupon Rate	Number of Loans	Principal Balance	Weighted Average Original Loan to Value	Weighted Average Original FICO Score(1)	Weighted Average Life to Maturity (years)	Weighted Average Coupon Rate
4.01– 5.00%	9	$3,468	59.9%	711	2.7	4.6%
5.01 – 6.00%	71	16,241	57.5%	741	1.4	5.3%
6.01 – 7.00%	9	1,536	66.1%	703	1.6	6.5%
7.01 – 8.00%	1	220	75.0%	665	1.7	7.5%
Total	90	$21,465	58.7%	731	1.6	5.3%

(1)         The original FICO score is not available for 13 loans with a principal balance of approximately $3.3 million at June 30, 2015. The Company has excluded those loans from the weighted average computation.

	December 31, 2014
Current Coupon Rate	Number of Loans	Principal Balance	Weighted Average Original Loan to Value	Weighted Average Original FICO Score	Weighted Average Life to Maturity (years)	Weighted Average Coupon Rate
4.01– 5.00%	5	$3,387	63.8%	744	4.2	4.8%
5.01 – 6.00%	3	1,001	74.0%	742	3.0	5.8%
6.01 – 7.00%	7	2,044	70.6%	713	4.1	6.6%
7.01 – 8.00%	3	381	66.6%	669	4.4	7.3%
8.01 – 9.00%	1	221	75.0%	665	2.1	8.5%
Total	19	$7,034	67.7%	728	3.9	5.7%

The following tables present the U.S. states in which the collateral securing our Residential Whole-Loans at June 30, 2015 and December 31, 2014 based on principal balance is located (dollars in thousands):

	June 30, 2015
	State Concentration	Principal Balance
California	69.9%	15,003
Massachusetts	8.3	1,775
Washington	6.9	1,487
Florida	6.8	1,461
West Virginia	3.0	646
Other	5.1	1,093
Total	100.0%	$21,465

	December 31, 2014
	State Concentration	Principal Balance
California	58.1%	$4,085
Florida	23.8	1,675
West Virginia	9.2	649
New Jersey	4.7	327
Virginia	2.1	149
Pennsylvania	2.1	149
Total	100.0%	$7,034

Note 7 — Commercial Whole-Loans, at fair value

The Company acquired its first Commercial Whole-Loan, with a loan to value of 67% at acquisition during the first quarter 2015.  The Commercial Whole-Loan is a performing first mortgage loan with collateral located in California and with a maturity of January 2016, subject to extension under the existing terms of the promissory note.  The loan has a net coupon rate of 8.25%, a principal balance of approximately $8.8 million and a fair value of approximately $8.7 million at June 30, 2015.  The loan was not impaired and the Company has no unfunded commitment at June 30, 2015.

Note 8 — Borrowings under Repurchase Agreements

As of June 30, 2015, the Company had master repurchase agreements with 25 counterparties.  As of June 30, 2015, the Company had borrowings under repurchase agreements with 20 counterparties.  One of the Company’s existing repurchase agreement counterparties and its affiliate has communicated their intention to exit the repurchase market in 2015. The Company had no outstanding borrowings with these two counterparties as of June 30, 2015. The following tables summarize certain characteristics of the Company’s repurchase agreements at June 30, 2015 and December 31, 2014 (dollars in thousands):

	June 30, 2015
Securities Pledged	Repurchase Agreement Borrowings	Weighted Average Interest Rate on Borrowings Outstanding at end of period	Weighted Average Remaining Maturity (days)
Agency RMBS	$2,521,435	0.43%	39
Non-Agency RMBS	407,910	1.64%	41
Agency and Non-Agency CMBS	364,277	1.61%	46
Other securities and Residential Whole-Loans(1)	112,738	1.90%	118
Total	$3,406,360	0.75%	43

(1)       Includes repurchase agreement borrowings of $17.0 million on Residential Whole-Loans owned through trust certificates.  The trust certificates are eliminated upon consolidation.

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

For the three and six months ended June 30, 2015, the Company had average borrowings under its repurchase agreements of approximately $3.6 billion and $3.8 billion, respectively, had a maximum month-end balance during the periods of approximately $3.6 billion and $4.0 billion, respectively.  The Company had accrued interest payable at June 30, 2015 of approximately $3.1 million.  For the three and six months ended June 30, 2014, the Company had average borrowings under its repurchase agreements of approximately $4.1 billion and $3.7 billion, respectively, and had a maximum month-end balance during the three and six months ended of approximately $4.2 billion and $4.2 billion, respectively. In addition, at June 30, 2015, the Company had entered into repurchase agreement borrowings of approximately $17.6 million, which settled on July 2, 2015, with a weighted average interest rate of 1.54%, a weighted average contractual maturity of 92 days and secured by collateral of approximately $23.5 million.  These borrowings are recorded as a liability in the Company’s Consolidated Balance Sheets when settled.

The repurchase agreements bear interest at a contractually agreed-upon rate and typically have terms ranging from one month to three months.  The Company’s repurchase agreement borrowings are accounted for as secured borrowings when the Company maintains effective control of the financed assets.  Under the repurchase agreements, the respective lenders retain the right to determine the fair value of the underlying collateral. A reduction in the value of pledged assets requires the Company to post additional securities as collateral, pay down borrowings or establish cash margin accounts with the counterparties in order to re-establish the agreed-upon collateral requirements, and is referred to as a margin call.  The inability of the Company to post adequate collateral for a margin call by a counterparty, in a timeframe as short as the close of the same business day, could result in a condition of default under the Company’s repurchase agreements, thereby enabling the counterparty to liquidate the collateral pledged by the Company, which may have a material adverse effect on the Company’s financial position, results of operations and cash flows.  During 2015 and 2014, the Company rehypothecated pledged U.S. Treasury securities it received from its repurchase agreement and interest rate swap counterparties as incremental collateral in order to increase the Company’s cash position. The maximum amount of repurchase borrowings for the rehypothecated U.S. Treasury securities was $0 and $530 thousand during the three and six months ended June 30, 2015 and $0 during the three and six months ended June 30, 2014, respectively.  At June 30, 2015 and June 30 2014, the Company did not have any rehypothecated U.S. Treasury securities.

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

Further, if the Company is unable to renew, replace or expand repurchase financing with other sources of financing on substantially similar terms it may have a material adverse effect on the Company’s financial position, results of operations and cash flow, due to the long term nature of the Company’s investments and relatively short-term maturities of the Company’s repurchase agreements.  Certain of the repurchase agreements provide the counterparty with the right to terminate the agreement if the Company does not maintain certain equity and leverage metrics, the most restrictive of which include a limit on leverage based on the composition of the Company’s portfolio.   The Company was in compliance with the terms of such financial tests as of June 30, 2015.

At June 30, 2015 and December 31, 2014, repurchase agreements collateralized by MBS and other securities had the following remaining maturities:

(dollars in thousands)	June 30, 2015	December 31, 2014
Overnight	$—	$—
1 to 29 days	1,688,832	2,034,282
30 to 59 days	647,983	1,302,439
60 to 89 days	986,933	484,109
90 to 119 days	21,956	40,127
Greater than or equal to 120 days	60,656	14,764
Total	$3,406,360	$3,875,721

As discussed in Note 3, for any transactions determined to be linked through December 31, 2014, the initial transfer and repurchase financing will be recorded as a forward commitment to purchase assets. At December 31, 2014, the Company had repurchase agreements of approximately $31.9 million that were accounted for as linked transactions.  Linked repurchase agreements are not included in the tables above. See Note 10 for details.

At June 30, 2015, the following table reflects amounts of collateral at risk under its repurchase agreements greater than 10% of the Company’s equity with any counterparty (dollars in thousands):

	June 30, 2015
Counterparty	Amount of Collateral at Risk, at fair value	Weighted Average Remaining Maturity (days)	Percentage of Stockholders’ Equity
RBC (Barbados) Trading Bank Corporation	$111,684	50	19.2%
Credit Suisse Securities (USA) LLC	76,147	87	13.1
UBS Securities LLC	73,305	47	12.6

Note 9 — Collateral Positions

The following tables summarize the Company’s collateral positions, with respect to its borrowings under repurchase agreements, derivatives and clearing margin account at June 30, 2015 and December 31, 2014 (dollars in thousands):

	June 30, 2015
	Assets Pledged- Fair Value	Accrued Interest	Fair Value of Assets Pledged and Accrued Interest
Assets pledged for borrowings under repurchase agreements:
Agency RMBS	$2,608,602	$10,631	$2,619,233
Non-Agency RMBS	585,599	1,162	586,761
Agency and Non-Agency CMBS	496,971	3,220	500,191
Other securities (1)	150,944	362	151,306
Cash (2)	57,815	—	57,815
Cash collateral for derivatives (2):	173,854	—	173,854
Total	$4,073,785	$15,375	$4,089,160

(1)         Other securities include the fair value of Residential Whole-Loans owned through trust certificates pledged of $22.2 million as of June 30, 2015.

(2)         Cash posted as collateral is included in Due from counterparties on the Company’s Consolidated Balance Sheets.

	December 31, 2014
	Assets Pledged- Fair Value	Accrued Interest	Fair Value of Assets Pledged and Accrued Interest
Assets pledged for borrowings under repurchase agreements:
Agency RMBS	$3,158,544	$12,685	$3,171,229
Non-Agency RMBS	670,526	1,511	672,037
Agency and Non-Agency CMBS	431,938	2,077	434,015
Other securities (1)	108,743	144	108,887
Cash (2)	25,727	—	25,727
Cash collateral for derivatives (2):	159,030	—	159,030
Total	$4,554,508	$16,417	$4,570,925

(1)         Other securities include the fair value of Residential Whole-Loans owned through trust certificates pledged of $7.2 million as of December 31, 2014.

(2)         Cash posted as collateral is included in Due from counterparties on the Company’s Consolidated Balance Sheets.

A reduction in the value of pledged assets typically results in the repurchase agreement counterparties, derivative counterparties and clearing margin counterparty initiating a daily margin call.  At June 30, 2015 and December 31, 2014, MBS and other securities, including Whole-Loans, held by counterparties as security for repurchase agreements totaled approximately $3.8 billion and approximately $4.4 billion, respectively. Cash collateral held by counterparties at June 30, 2015 and December 31, 2014 was approximately $231.7 million and approximately $184.8 million, respectively.  Cash posted by counterparties at June 30, 2015 and December 31, 2014, was approximately $8.5 million and approximately $12.2 million, respectively. In addition, at June 30, 2015 and December 31, 2014, the Company held securities of $0 and approximately $530 thousand, respectively, received as collateral from its repurchase agreement counterparties to satisfy margin requirements.  The Company has the ability to repledge collateral received from its repurchase counterparties.

Note 10 — Derivative Instruments

The Company’s derivatives currently include interest rate swaps, interest rate swaptions, futures contracts, TBAs, currency swaps and forwards, linked transactions (prior to January 1, 2015) and Agency and Non-Agency Interest-Only Strips that are classified as derivatives, and options.

Interest rate swaps and interest rate swaptions

The Company is exposed to certain risks arising from both its business operations and economic conditions.  Specifically, the Company’s primary source of debt funding is repurchase agreements and the Company enters into derivative financial instruments to manage exposure to variable cash flows on portions of its borrowings under those repurchase agreements.  Since the interest rates on repurchase agreements typically change with market interest rates such as LIBOR, the Company is exposed to constantly changing interest rates, which accordingly affects cash flows associated with these rates on its borrowings.  To mitigate the effect of changes in these interest rates, the Company enters into interest rate swap agreements, which help to mitigate the volatility in the interest rate exposures and their related cash flows.  Interest rate swaps generally involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the interest rate swap without exchange of the underlying notional amount.  Notwithstanding the foregoing, in order to manage its hedge position with regard to its liabilities, the Company on occasion will enter into interest rate swaps which involve the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the interest rate swap without exchange of the underlying notional amount. The Company also enters into forward starting swaps and interest rate swaptions to help mitigate the effects of changes in interest rates on a portion of its borrowings under repurchase agreements. Interest rate swaptions provide the Company the option to enter into an interest rate swap agreement for a predetermined notional amount, stated term and pay and receive interest rates in the future.  On occasion the Company may enter into a MAC interest rate swap in which it may receive or make a payment at the time of entering such interest rate swap to compensate for the out of the market nature of such interest rate swap.  Similar to all other interest rate swaps, these interest rate swaps are also subject to margin requirements as previously described.

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

The Company’s interest rate swaps, interest rate swaptions, currency swaps and forwards, futures contracts, TBA derivative instruments, options and linked transactions consisted of the following at June 30, 2015 and December 31, 2014 (dollars in thousands):

			June 30, 2015
Derivative Instrument	Designation	Consolidated Balance Sheets Location	Notional Amount	Fair Value, excluding accrued interest	Accrued Interest Payable (receivable)
Interest rate swaps, assets	Non-Hedge	Derivative assets, at fair value	$8,332,700	$89,753	$2,480
Interest rate swaptions, assets	Non-Hedge	Derivative assets, at fair value	105,000	35	—
Foreign currency swaps, asset	Non-Hedge	Derivative assets, at fair value	25,160	7,148	(390)
Foreign currency forward contracts, asset	Non-Hedge	Derivative assets, at fair value	12,030	275	—
TBA securities, assets	Non-Hedge	Derivative assets, at fair value	2,090,000	2,720	—
Total derivative instruments, assets				99,931	2,090

Interest rate swaps, liability	Non-Hedge	Derivative liability, at fair value	12,515,470	(209,495)	4,497
Futures contract, liability	Non-Hedge	Derivative liability, at fair value	6,500	(19)	—
Foreign currency forward contracts, liability	Non-Hedge	Derivative liability, at fair value	9,324	(240)	—
TBA securities, liabilities	Non-Hedge	Derivative liability, at fair value	2,530,000	(7,557)	—
Total derivative instruments, liabilities				(217,311)	4,497
Total derivative instruments				$(117,380)	$6,587

			December 31, 2014
Derivative Instrument	Designation	Consolidated Balance Sheets Location	Notional Amount	Fair Value, excluding accrued interest	Accrued Interest Payable (receivable)
Interest rate swaps, assets	Non-Hedge	Derivative assets, at fair value	$3,283,100	$51,170	$(6,718)
Interest rate swaptions, assets	Non-Hedge	Derivative assets, at fair value	105,000	178	—
Futures contracts, assets	Non-Hedge	Derivative assets, at fair value	592,000	451	—
Foreign currency swaps, asset	Non-Hedge	Derivative assets, at fair value	25,160	3,857	—
Foreign currency forward contracts, asset	Non-Hedge	Derivative assets, at fair value	23,822	143	—
TBA securities, assets	Non-Hedge	Derivative assets, at fair value	2,915,000	17,457	—
Total derivative instruments, assets				73,256	(6,718)

Interest rate swaps, liability	Non-Hedge	Derivative liability, at fair value	4,648,870	(166,288)	11,490
Futures contract, liability	Non-Hedge	Derivative liability, at fair value	592,000	(1,191)	—
Foreign currency forward contracts, liability	Non-Hedge	Derivative liability, at fair value	33,560	(446)	—
TBA securities, liabilities	Non-Hedge	Derivative liability, at fair value	2,590,000	(12,355)	—
Total derivative instruments, liabilities				(180,280)	11,490
Linked transactions (1)	Non-Hedge	Linked transactions, net, at fair value	54,117	20,627	(400)
Total derivative instruments				$(86,397)	$4,372

(1)          Notional amount represents the current face of the securities comprising the linked transactions.

The following tables summarize the average fixed pay rate and average maturity for the Company’s interest rate swaps as of June 30, 2015 and December 31, 2014 (excludes interest rate swaptions) (dollars in thousands):

	June 30, 2015
Remaining Interest Rate Swap Term	Notional Amount	Fair Value — Asset (Liability), net	Average Fixed Pay Rate	Average Maturity (Years)	Forward Starting
1 year or less	$639,300	$(472)	0.5%	0.7	—%
Greater than 1 year and less than 3 years	2,758,200	(6,964)	0.9	1.7	—
Greater than 3 years and less than 5 years	2,749,400	(18,433)	1.8	4.6	—
Greater than 5 years	6,151,470	(70,673)	2.5	9.9	35.8
Total	$12,298,370	$(96,542)	1.9%	6.4	17.9%

	December 31, 2014
Remaining Interest Rate Swap Term	Notional Amount	Fair Value — Asset (Liability), net	Average Fixed Pay Rate	Average Maturity (Years)	Forward Starting
1 year or less	$89,300	$(111)	0.5%	0.9	—%
Greater than 1 year and less than 3 years	1,972,300	(733)	0.8	1.8	20.3
Greater than 3 years and less than 5 years	603,000	(4,597)	1.8	4.2	—
Greater than 5 years	3,103,770	(156,952)	2.8	9.4	63.1
Total	$5,768,370	$(162,393)	2.0%	6.2	40.9%

The Company has entered into swaps to effectively fix the interest rate (for the life of the swap); net of variable-rate payment swaps, of approximately $2.7 billion of borrowings under its repurchase agreements, excluding forward starting swaps of $1.0 billion.

The following tables summarize the average variable pay-rate and average maturity for the Company’s interest rate swaps as of June 30, 2015 and December 31, 2014 (excludes interest rate swaptions) (dollars in thousands):

	June 30, 2015
Remaining Interest Rate interest rate swap Term	Notional Amount	Fair Value — Asset (Liability), net	Average Variable Pay Rate	Average Maturity (Years)	Forward Starting

Greater than 1 years and less than 3 years	$930,000	$620	0.3%	1.9	76.3%
Greater than 3 years and less than 5 years	3,014,200	(5,059)	0.3	4.7	—
Greater than 5 years	4,605,600	(18,761)	0.3	10.7	10.3

Total	$8,549,800	$(23,200)	0.3%	7.6	13.9%

	December 31, 2014
Remaining Interest Rate interest rate swap Term	Notional Amount	Fair Value — Asset (Liability), net	Average Variable Pay Rate	Average Maturity (Years)	Forward Starting

Greater than 1 years and less than 3 years	$220,000	$(164)	0.2%	2.0	—%
Greater than 3 years and less than 5 years	634,000	2,210	0.2	4.5	—
Greater than 5 years	1,309,600	45,229	0.2	12.1	8.4

Total	$2,163,600	$47,275	0.2%	8.8	5.1%

The Company’s agreements with certain of its bilateral interest rate swap counterparties may be terminated at the option of the counterparty and settled at fair value, if the Company does not maintain certain equity and leverage metrics.  The most restrictive of which contain provisions which become more restrictive based upon portfolio composition.  Through June 30, 2015, the Company was in compliance with the terms of such financial tests.

The following tables present information about the Company’s interest rate swaptions as of June 30, 2015 and December 31, 2014 (dollars in thousands):

	June 30, 2015
	Option		Underlying Swap
Fixed-Pay Rate for Underlying Swap	Fair Value	Weighted Average Months Until Option Expiration	Notional Amount	Weighted Average Swap Term (Years)
2.26 – 2.50%	35	11.8	105,000	1.0
	$35	11.8	$105,000	1.0

	December 31, 2014
	Option		Underlying Swap
Fixed-Pay Rate for Underlying Swap	Fair Value	Weighted Average Months Until Option Expiration	Notional Amount	Weighted Average Swap Term (Years)
2.26 – 2.50%	$178	17.8	$105,000	1.0
	$178	17.8	$105,000	1.0

The Company has minimum collateral posting thresholds with certain of its derivative counterparties, including with its clearing broker for cleared swaps, for which it typically pledges cash.  Due to continuing volatility in the fixed income markets primarily resulting from geopolitical concerns and expectations of the Federal Reserve increasing short term interest rates, the U.S Treasury market experienced a sell-off in the quarter ended June 30, 2015 and a corresponding increase in long-term interest rates.  Accordingly, the Company was the recipient of cash collateral from its derivative counterparties. During 2015 and 2014, the Company rehypothecated some of the U.S. Treasury securities it received as incremental collateral on its repurchase borrowings, swaps and swaptions, effectively entering into repurchase agreements with such securities, in order to increase its cash position.  The maximum amount of repurchase borrowings for the rehypothecated U.S. Treasury securities was $530 thousand and $0 during the six months ended June 30, 2015 and June 30, 2014, respectively.  At June 30, 2015, no U.S. Treasury securities were rehypothecated.  As of June 30, 2015 and December 31, 2014, the Company had cash pledged as collateral for derivatives of approximately $173.9 million and approximately $159.0 million, respectively, which is reported on the Consolidated Balance Sheets as Due from counterparties. The Company held cash of approximately $8.0 million and $10.1 million as collateral against derivatives at June 30, 2015 and December 31, 2014, respectively, which is reported on the Consolidated Balance Sheets as Due to counterparties.  As of June 30, 2015, the Company has swaps with two counterparties that are based in England and Switzerland, with fair values in a liability position of approximately $52 thousand and fair values in an asset position of $491 thousand and notional balances of $49.3 million and $163.9 million, respectively.  At December 31, 2014, the Company had swaps with two counterparties that are based in England and Switzerland, with fair values in a liability position of approximately $86 thousand and fair values in an asset position of $645 thousand and notional balances of $49.3 million and $163.9 million, respectively.  Included in the $173.9 million and $159.0 million pledged by the Company is cash pledged to the counterparty based in Switzerland of $380 thousand and $500 thousand at June 30, 2015 and December 31, 2014, respectively.  Included in the $8.0 million and $10.1 million received by the Company is cash posted as collateral by the counterparty based in England of approximately $7.0 million and $3.4 million at June 30, 2015 and December 31, 2014, respectively.

Currency Swaps and Forwards

The Company has invested in and, in the future, may invest in additional securities which are denominated in a currency or currencies other than U.S. dollars.  Similarly, it has and may in the future, finance such assets in a currency or currencies other than U.S. dollars.  In order to mitigate the impact to the Company, the Company may enter into derivative financial instruments, including foreign currency swaps and foreign currency forwards, to manage fluctuations in the valuation between U.S. dollars and such foreign currencies.  Foreign currency swaps involve the payment of a foreign currency at fixed interest rate on a fixed notional amount and the receipt of U.S. dollars at a fixed interest rate on a fixed notional amount.  Foreign currency forwards provide for the payment of a fixed amount of a foreign currency in exchange for a fixed amount of U.S. dollars at a date certain in the future.  The carrying value of foreign currency swaps and forwards is included in Derivative assets (liabilities), at fair value on the Consolidated Balance Sheets with changes in valuation included in Gain (loss) on derivative instruments, net on the Consolidated Statement of Operations.  The following is a summary of the Company’s foreign currency forwards at June 30, 2015 and December 31, 2014 (dollars and euros in thousands):

	June 30, 2015
Derivative Type	Notional Amount	Notional (USD Equivalent)	Maturity	Fair Value
Buy EUR/Sell USD currency forward	€11,043	$12,030	July 2015	$275
Currency forwards, assets	€11,043	$12,030	n/a	$275
Buy USD/Sell EUR currency forward	€5,083	$5,431	July 2015	$(233)
Buy USD/Sell EUR currency forward	3,500	3,893	July 2015	(7)
Currency forwards, liabilities	€8,583	$9,324	n/a	$(240)
Total currency forwards	€19,626	$21,354	n/a	$35

	December 31, 2014
Derivative Type	Notional Amount	Notional (USD Equivalent)	Maturity	Fair Value
Buy USD/Sell EUR currency forward	€3,331	$4,143	January 2015	$112
Buy USD/Sell EUR currency forward	7,766	9,417	January 2015	21
Buy USD/Sell EUR currency forward	3,471	4,211	February 2015	9
Buy EUR/Sell USD currency forward	5,000	6,051	January 2015	1
Currency forwards, assets	€19,568	$23,822	n/a	$143
Buy USD/Sell EUR currency forward	€5,043	$6,104	February 2015	$(1)
Buy EUR/Sell USD currency forward	11,156	13,542	April 2015	(30)
Buy EUR/Sell USD currency forward	11,156	13,914	January 2015	(415)
Currency forwards, liabilities	€27,355	$33,560	n/a	$(446)
Total currency forwards	€46,923	$57,382	n/a	$(303)

The following is a summary of the Company’s foreign currency swaps with a fair value of $7.1 million and $3.9 million at June 30, 2015 and December 31, 2014, respectively (dollars and euros in thousands):

	Date entered	Maturity	Fixed Rate	Denomination	Notional Amount
Payer	June 2014	July 2024	7.25%	EUR	18,500
Receiver	June 2014	July 2024	9.005%	USD	25,160

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

To-be-announced securities

The Company has also purchased or sold TBAs.  As of June 30, 2015 and December 31, 2014, the Company had contracts to purchase (“long position”) and sell (“short position”) TBAs on a forward basis.  Following is a summary of the Company’s long and short TBA positions reported in Derivative assets, at fair value on the Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014 (dollars in thousands):

	June 30, 2015		December 31, 2014
	Notional Amount	Fair Value	Notional Amount	Fair Value
Purchase contracts, asset	$1,510,000	$2,690	$2,915,000	$17,457
Sale contracts, asset	(580,000)	30	—	—
TBA securities, asset	930,000	2,720	2,915,000	17,457
Purchase contracts, liability	800,000	(2,887)	—	—
Sale contracts, liability	(1,730,000)	(4,670)	(2,590,000)	(12,355)
TBA securities, liability	(930,000)	(7,557)	(2,590,000)	(12,355)
TBA securities, net	$—	$(4,837)	$325,000	$5,102

The following table presents additional information about the Company’s contracts to purchase and sell TBAs for the six months ended June 30, 2015 (dollars in thousands):

	Notional Amount as of December 31, 2014	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount as of June 30 2015
Purchase of TBAs	$2,915,000	$15,816,000	$(16,421,000)	$2,310,000
Sale of TBAs	$2,590,000	$16,141,000	$(16,421,000)	$2,310,000

Futures Contracts

The Company also enters into Eurodollar and U.S. Treasury futures. As of June 30, 2015, the Company had entered into contracts to sell (“short position”) U.S. Treasuries with a notional amount of $6.5 million, a fair value in a liability position of $19 thousand and an expiration date of September 2015. As of December 31, 2014, the Company had purchase contracts (“long position”) for Eurodollar futures, representing a notional amount of $592.0 million with a fair value of $451 thousand and an expiration date of June 2016. In addition, as of December 31, 2014, the Company had sale contracts (“short position”) for Eurodollar futures, representing a notional amount of $592.0 million with a fair value in a liability position of $1.2 million and an expiration date of June 2018. During the three months ended June 30, 2015, the Company terminated both Eurodollar futures and realized a net loss of $459 thousand.

Gain (loss) on derivative instruments

The below tables summarize the effect of interest rate swaps, interest rate swaptions, foreign currency swaps, foreign currency forwards, options, futures contracts, Agency and Non-Agency Interest-Only Strips characterized as derivatives and TBAs reported in Gain (loss) on derivative instruments, net on our Consolidated Statements of Operations for the three and six months ended June 30, 2015 and June 30, 2014 (dollars in thousands):

	Three months ended June 30, 2015
Description	Realized Gain (Loss), net	Contractual interest income (expense), net(1)	Return (Recovery) of Basis	Mark-to- market adjustments	Total

Interest rate swaps	$(8,513)	$(4,526)	$367	$34,697	$22,025
Interest rate swaptions	(4,436)	—	—	730	(3,706)
Agency and Non-Agency Interest-Only Strips—accounted for as derivatives	—	5,609	(4,235)	2,228	3,602
Futures contracts	(459)	—	—	795	336
Foreign currency forwards	(1,492)	—	—	1,533	41
Foreign currency swaps	—	179	—	(1,064)	(885)
TBAs	(971)	—	—	(7,288)	(8,259)
Total	$(15,871)	$1,262	$(3,868)	$31,631	$13,154

	Six months ended June 30, 2015
Description	Realized Gain (Loss), net	Contractual interest income (expense), net(1)	Return (Recovery) of Basis	Mark-to- market adjustments	Total

Interest rate swaps	$(9,562)	$(6,310)	$738	$(18,508)	$(33,642)
Interest rate swaptions	(3,723)	—	—	(143)	(3,866)
Agency and Non-Agency Interest-Only Strips—accounted for as derivatives	(2)	11,263	(8,713)	(167)	2,381
Futures contracts	(459)	—	—	721	262
Foreign currency forwards	(846)	—	—	338	(508)
Foreign currency swaps	—	395	—	3,292	3,687
TBAs	6,477	—	—	(9,939)	(3,462)
Total	$(8,115)	$5,348	$(7,975)	$(24,406)	$(35,148)

	Three months ended June 30, 2014, as Revised (See Note 2)
Description	Realized Gain (Loss), net	Contractual interest income (expense), net(1)	Basis Recovery	Mark-to- market adjustments	Total

Interest rate swaps	$(6,788)	$(6,083)	$—	$(61,835)	$(74,706)
Interest rate swaptions	(5,908)	—	—	4,333	(1,575)
Agency and Non-Agency Interest-Only Strips—accounted for as derivatives	(275)	6,139	(4,507)	1,803	3,160
Futures contracts	(16,495)	—	—	(229)	(16,724)
Foreign currency forwards	—	—	—	(138)	(138)
Foreign currency swaps	—	1	—	15	16
TBAs	20,191	—	—	3,099	23,290
Total	$(9,275)	$57	$(4,507)	$(52,952)	$(66,677)

	Six months ended June 30, 2014, as Revised (See Note 2)
Description	Realized Gain (Loss), net	Contractual interest income (expense), net(1)	Basis Recovery	Mark-to- market adjustments	Total

Interest rate swaps	$(6,786)	$(13,936)	$—	$(107,331)	$(128,053)
Interest rate swaptions	(5,908)	—	—	(4,991)	(10,899)
Agency and Non-Agency Interest-Only Strips—accounted for as derivatives	(1,144)	14,565	(10,099)	583	3,905
Futures contracts	(16,495)	—	—	(111)	(16,606)
Foreign currency forwards	—	—	—	(138)	(138)
Foreign currency swaps	—	1	—	15	16
TBAs	22,561	—	—	2,631	25,192
Total	$(7,772)	$630	$(10,099)	$(109,342)	$(126,583)

(1)         Contractual interest income (expense), net on derivative instruments includes interest settlement paid or received.

Linked Transactions

Starting in 2015, GAAP no longer requires the segregation and treatment of linked transactions as derivatives.  Accordingly, beginning January 1, 2015, the Company reports such assets and the corresponding repurchase agreements on a gross basis on its Consolidated Balance Sheets with the corresponding interest income and interest expense reported in its Consolidated Statements of Operations.  See “Recent accounting pronouncements” for details. Prior to January 1, 2015, when the initial transfer of a financial asset and repurchase financing were entered into contemporaneously with, or in contemplation of, one another, the transaction was considered linked unless all of the criteria found in the applicable accounting guidance were met at the inception of the transaction. If the transaction was determined to be linked, the Company recorded the initial transfer and repurchase financing on a net basis and recorded a forward commitment to purchase assets as a derivative instrument with changes in market value being recorded in the Gain (loss) on linked transactions, net on the Consolidated Statements of Operations. While linked transactions were treated as derivatives for GAAP through December 31, 2014, the fair value of linked transactions reflects the value of the underlying security’s fair market value netted with the respective linked repurchase agreement borrowings.

The following tables present certain information related to the securities and repurchase agreements accounted for as part of linked transaction which is reported in Gain (loss) on linked transactions, net on the Consolidated Statements of Operations for the three and six months ended June 30, 2014 (dollars in thousands):

		For the three months ended June 30, 2014					Weighted
Instrument	Fair Value(2)	Net Interest Income(1) (Expense)	Mark-to-market adjustments on linked transactions	Net Realized Gain (loss)	Gain (loss) on linked transactions, net	Weighted Average Coupon / Cost of Funds(2)	Average Life (years)/ Weighted Average days to Maturity(2)
Non-Agency RMBS	$15,226	$246	$298	$—	$544	31.10%	10.3 years
Non-Agency CMBS, including Non U.S.	25,329	5	189	—	194	7.25%	8.7 years
Non-Agency Repurchase Agreement	(12,282)	(49)	—	—	(49)	1.55%	17 days
CMBS Repurchase Agreement, including Non U.S.	(15,198)	(1)	—	—	(1)	2.11%	92 days
Linked transactions, net, at fair value	$13,075	$201	$487	$—	$688	n/a	n/a

(1)             Net interest income includes amortization of premium of approximately $509 thousand for Non-Agency RMBS and $0 for Non-Agency CMBS.

(2)             Includes information only for linked transactions at June 30, 2014.

		For the six months ended June 30, 2014					Weighted
Instrument	Fair Value(2)	Net Interest Income(1) (Expense)	Mark-to-market adjustments on linked transactions	Net Realized Gain (loss)	Gain (loss) on linked transactions, net	Weighted Average Coupon / Cost of Funds(2)	Average Life (years)/ Weighted Average days to Maturity(2)
Non-Agency RMBS	$15,226	$1,174	$524	$1,290	$2,988	31.10%	10.3 years
Non-Agency CMBS, including Non U.S.	25,329	5	189	—	194	7.25%	8.7 years
Non-Agency Repurchase Agreement	(12,282)	(274)	—	—	(274)	1.55%	17 days
CMBS Repurchase Agreement, including Non U.S.	(15,198)	(1)	—	—	(1)	2.11%	92 days
Linked transactions, net, at fair value	$13,075	$904	$713	$1,290	$2,907	n/a	n/a

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

Note 11 — Offsetting Assets and Liabilities

The following tables present information about certain assets and liabilities that are subject to master netting agreements (or similar agreements) and can potentially be offset on the Company’s Consolidated Balance Sheets at June 30, 2015 and December 31, 2014:

Offsetting of Derivative Assets

As of June 30, 2015

	Gross	Gross Amounts Offset in the	Net Amounts of Assets presented in the	Gross Amounts Not Offset in the Consolidated Balance Sheets
$s in thousands Description	Amounts of Recognized Assets	Consolidated Balance Sheets	Consolidated Balance Sheets	Financial Instruments (1)	Cash Collateral Received	Net Amount
Agency and Non-Agency Interest-Only Strips, accounted for as derivatives included in MBS	$79,347	$—	$79,347	$(74,181)	$—	$5,166
Derivative asset, at fair value(2)	99,931	—	99,931	(91,160)	(7,035)	1,736
Total	$179,278	$—	$179,278	$(165,341)	$(7,035)	$6,902

Offsetting of Derivative Liabilities and Repurchase Agreements

As of June 30, 2015

	Gross	Gross Amounts Offset in the	Net Amounts of Liabilities presented in the	Gross Amounts Not Offset in the Consolidated Balance Sheets
$s in thousands Description	Amounts of Recognized Liabilities	Consolidated Balance Sheets	Consolidated Balance Sheets	Financial Instruments (1)	Cash Collateral Pledged(1)	Net Amount
Derivative liability, at fair value(2)(3)	$217,311	$—	$217,311	$(91,160)	$(120,906)	$5,245
Repurchase Agreements(4)	3,406,360	—	3,406,360	(3,406,360)	—	—
	$3,623,671	$—	$3,623,671	$(3,497,520)	$(120,906)	$5,245

(1)   Amounts disclosed in the Financial Instruments column of the tables above represent securities and Whole-Loans collateral pledged and derivative assets that are available to be offset against liability balances associated with repurchase agreement and derivative liabilities. Amounts disclosed in the Cash Collateral Pledged column of the tables above represents amounts pledged as collateral against derivative transactions.

(2)   Derivative asset, at fair value and Derivative liability, at fair value includes interest rate swaps, interest rate swaptions, mortgage put options, currency forwards, futures contracts and TBAs.

(3) Cash collateral pledged against the Company’s derivative counterparties was approximately $173.9 million as of June 30, 2015.

(4) The fair value of securities pledged against the Company’s repurchase agreements was approximately $3.8 billion as of June 30, 2015.

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

(1)   Amounts disclosed in the Financial Instruments column of the tables above represent securities and Whole-Loans collateral pledged and derivative assets that are available to be offset against liability balances associated with repurchase agreement and derivative liabilities. Amounts disclosed in the Cash Collateral Pledged column of the tables above represents amounts pledged as collateral against derivative transactions.

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

Note 12 — Related Party Transactions

Management Agreement

In connection with the Company’s IPO in May 2012, the Company entered into a management agreement (the “Management Agreement”) with the Manager, which describes the services to be provided by the Manager and compensation for such services.  The Manager is responsible for managing the Company’s operations, including: (i) performing all of its day-to-day functions; (ii) determining investment criteria in conjunction with the Board of Directors; (iii) sourcing, analyzing and executing investments, asset sales and financings; (iv) performing asset management duties; and (v) performing financial and accounting management, subject to the direction and oversight of the Company’s Board of Directors. Pursuant to the terms of the Management Agreement, the Manager is paid a management fee equal to 1.50% per annum of the Company’s stockholders’ equity (as defined in the Management Agreement), calculated and payable (in cash) quarterly in arrears. For purposes of calculating the management fee, “stockholders’ equity” means the sum of the net proceeds from any issuances of the Company’s equity securities since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus retained earnings, calculated in accordance with GAAP, at the end of the most recently completed fiscal quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less any amount paid for repurchases of the Company’s shares of common stock, excluding any unrealized gains, losses or other non-cash items, including OTTI charges included in other loss on MBS, other securities and Whole-Loans; unrealized gain (loss) on MBS, other securities and Whole-Loans, net; and the non-cash portion of gain (loss) on derivative instruments, that have impacted stockholder’s equity as reported in the Company’s consolidated financial statements prepared in accordance with GAAP, regardless of whether such items are included in other comprehensive income or loss, or in net income, and excluding one-time events pursuant to changes in GAAP and certain other non-cash charges after discussions between the Manager and the Company’s independent directors and after approval by a majority of the Company’s independent directors. However, if the Company’s stockholders’ equity for any given quarter is negative based on the calculation described above, the Manager will not be entitled to receive any management fee for that quarter.

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

The Management Agreement may be amended, supplemented or modified by agreement between the Company and the Manager. The initial term of the Management Agreement was for three years (May 15, 2015) and it is automatically renewed for one-year terms on each anniversary thereafter unless previously terminated as described below. The Company’s independent directors review the Manager’s performance and any fees payable to the Manager annually and, following the initial term, the Management Agreement may be terminated annually upon the affirmative vote of at least two thirds (2/3) of the Company’s independent directors, based upon: (i) the Manager’s unsatisfactory performance that is materially detrimental to the Company; or (ii) the Company’s determination that any fees payable to the Manager are not fair, subject to the Manager’s right to prevent such termination due to unfair fees by accepting a reduction of management fees agreed to by at least two thirds (2/3) of the Company’s independent directors. The Company will provide the Manager 180 days prior notice of any such termination. Unless terminated for cause, the Company will pay the Manager a termination fee equal to three times the average annual management fee earned by the Manager during the prior 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination. Pursuant to the aforementioned terms, the Management Agreement has been extended for one year to May 15, 2016.

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

For the three and six months ended June 30, 2015, the Company incurred approximately $2.7 million and approximately $5.4 million in management fees, respectively.  For the three and six months ended June 30, 2014, the Company incurred approximately $2.6 million and $4.4 million in management fees, respectively. The increase in management fee for the six months ended June 30, 2015 versus June 30, 2014 is primarily attributable to the follow-on public offering completed in the second quarter of 2014.

In addition to the management fee, the Company is also responsible for reimbursing the Manager for certain expenses paid by the Manager on behalf of the Company, including travel expenses incurred by officers of the Company,  and for certain services provided by the Manager to the Company.  For the three months and six months ended June 30, 2015, the Company recorded expenses included in general and administrative expense totaling approximately $657 thousand and $794 thousand related to employee costs and benefits associated with the Company’s CFO and controller paid by the Manager on behalf of the Company, respectively.  For the three and six months ended June 30, 2014, the Company recorded expenses included in general and administrative expense totaling approximately $199 thousand and $409 thousand, respectively related to employee costs and benefits associated with the Company’s CFO and controller paid by the Manager on behalf of the Company.  Commencing January 1, 2014, the Company reimburses the Manager for the compensation and employee benefits of the Company’s CFO and controller.  Any such expenses incurred by the Manager and reimbursed by the Company, including the employee compensation expense discussed above, are typically included in the Company’s general and administrative expense on its Consolidated Statements of Operations, or may be reflected on the Consolidated Balance Sheets and associated consolidated statement of changes in stockholders’ equity, based on the nature of the item.  At June 30, 2015 and December 31, 2014, approximately $2.7 million and $2.5 million, respectively for management fees incurred but not yet paid was included in Payable to related party on the Consolidated Balance Sheets.  In addition, at June 30, 2015 and December 31, 2014, approximately $703 thousand and $199 thousand, respectively of costs incurred but not yet paid was included in Payable to related party on the Consolidated Balance Sheets.

Note 13 — Share-Based Payments

In conjunction with the Company’s IPO and concurrent private placement, the Company’s Board of Directors approved the Western Asset Mortgage Capital Corporation Equity Plan (the “Equity Plan”) and the Western Asset Manager Equity Plan (the “Manager Equity Plan” and collectively the “Equity Incentive Plans”).

On May 15, 2012, the Company granted 51,159 shares of restricted common stock to the Manager under the Manager Equity Plan that is equal to 0.5% of the aggregate number of shares of common stock sold in the IPO and units sold in the concurrent private placement to certain institutional accredited investors. One-third of these restricted shares vested on May 15, 2013, the first anniversary of the grant date, one-third vested on May 15, 2014, the second anniversary of the grant date, and the remaining one-third vested on May 15, 2015 the third anniversary of the grant date.

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

On June 4, 2015, the Company granted a total of 10,500 (2,625 each) of restricted common stock under the Equity Plan to the Company’s four independent directors.  These restricted shares will vest in full on June 4, 2016, the first anniversary of the grant date.  Each of the independent directors has elected to defer the shares granted to him under the Company’s Director Deferred Fee Plan (the “Director Deferred Fee Plan”). The Director Deferred Fee Plan permits eligible members of the Company’s board of directors to defer certain stock awards made under its director compensation programs. The Director Deferred Fee Plan allows directors to defer issuance of their stock awards and therefore defer payment of any tax liability until the deferral is terminated, pursuant to the election form executed each year by each eligible director.

The Equity Incentive Plans include provisions for grants of restricted common stock and other equity-based awards to the Manager, its employees and employees of its affiliates and to the Company’s directors, officers and employees. The Company can issue up to 3.0% of the total number of issued and outstanding shares of its common stock (on a fully diluted basis) at the time of each award (other than any shares previously issued or subject to awards made pursuant to one of the Company’s Equity Incentive Plans) under these Equity Incentive Plans. At May 15, 2012, there were 308,335 shares of common stock initially reserved for issuance under the Equity Incentive Plans. Upon the completion of the October 3, 2012 follow-on common stock offering,  the stock portion of the Company’s dividend declared December 19, 2013, and the April 9, 2014 follow-on offering (which includes the partial exercise of the greenshoe on May 7, 2014) and private placement of common stock, the number of shares of common stock available for issuance under the Equity Incentive Plans increased to 1,237,711, inclusive of the 664,838 shares of restricted stock issued as provided above and 22,528 shares of restricted stock issued as a result of the stock portion of the dividend declared on December 19, 2013 and restricted stock attributed to dividends on restricted stock under the Director Deferred Fee Plan. As of June 30, 2015, 550,345 shares remained available for issuance under the Equity Incentive Plans.  The Company recognized stock-based compensation expense of approximately $781 thousand and approximately $1.5 million for the three and six months ended June 30, 2015, respectively, and approximately $479 thousand and approximately $1.1 million for the three and six months ended June 30, 2014, respectively.  At June 30, 2015 and December 31, 2014, the Company had unamortized compensation expense of $154 thousand and $57 thousand for awards fixed on the grant date and not remeasured at fair value, respectively.  In addition, the Company had unamortized compensation expense of approximately $5.1 million and $3.2 million for awards remeasured at the end of each reporting period, at fair value, until vested at June 30, 2015 and December 31, 2014, respectively.

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

The following is a summary of restricted common stock vesting dates as of June 30, 2015 and December 31, 2014, including shares whose issuance has been deferred under the Director Deferred Fee Plan:

	June 30, 2015	December 31, 2014
Vesting Date	Shares Vesting	Shares Vesting
January 2015	—	12,745
March 2015	—	121,518
May 2015	—	18,708
June 2015	—	6,873
November 2015	1,334	1,334
January 2016	8,920	8,920
March 2016	188,184	121,518
June 2016	10,500	—
January 2017	5,060	5,060
March 2017	133,334	66,667
March 2018	66,667	—
	413,999	363,343

The following table presents information with respect to the Company’s restricted stock for the six months ended June 30, 2015 including shares whose issuance has been deferred under the Director Deferred Fee Plan:

	Shares of Restricted Stock	Weighted Average Grant Date Fair Value (1)
Outstanding at beginning of period	476,200	$18.49
Granted (2)	211,166	15.01
Cancelled/forfeited	—	—
Outstanding at end of period	687,366	$17.42
Unvested at end of period	413,999	$16.33

(1)         The grant date fair value of restricted stock awards is based on the closing market price of the Company’s common stock at the grant date.

(2)         Included in Granted are restricted stock attributed to dividends on restricted stock under the Director Deferred Fee Plan of 666 shares.

Note 14 — Stockholders’ Equity

On July 31, 2014, the Board of Directors of the Company authorized the repurchase of up to 2,050,000 shares of its common stock through December 31, 2015.  Purchases made pursuant to the program will be made in the open market, in privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rules 10b5-1 and 10b-18 of the Securities and Exchange Commission. The authorization does not obligate the Company to acquire any particular amount of common shares and the program may be suspended or discontinued at the Company’s discretion without prior notice. The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors.  The Company has not yet entered into definitive agreements to utilize the authorization and, accordingly, had not repurchased any shares of common stock pursuant to the authorization as of June 30, 2015.

Note 15 — Net Income (Loss) per Common Share

The table below presents basic and diluted net income (loss) per share of common stock using the two-class method for the three and six months ended June 30, 2015 and June 30, 2014 (dollars, other than shares and per share amounts, in thousands):

	For the three months ended June 30, 2015	For the three months ended June 30, 2014	For the six months ended June 30, 2015	For the six months ended June 30, 2014
Numerator:
Net income (loss) attributable to common stockholders and participating securities for basic and diluted earnings per share	$(1,693)	$67,574	$12,453	$59,133
Less:
Dividends and undistributed earnings allocated to participating securities	276	627	536	548
Net income (loss) allocable to common stockholders — basic and diluted	$(1,969)	$66,947	$11,917	$58,585

Denominator:
Weighted average common shares outstanding for basic earnings per share	41,507,256	39,758,681	41,462,840	33,244,860
Weighted average diluted shares outstanding (stock awards)	—	—	—	—
Weighted average diluted shares outstanding (warrants)	—	—	—	—
Weighted average common shares outstanding for diluted earnings per share	41,507,256	39,758,681	41,462,840	33,244,860
Basic earnings per common share	$(0.05)	$1.68	$0.29	$1.76
Diluted earnings per common share	$(0.05)	$1.68	$0.29	$1.76

Note 16 — Income Taxes

Based on the Company’s analysis of any potential uncertain income tax positions, the Company concluded that it does not have any uncertain tax positions that meet the recognition or measurement criteria as of June 30, 2015.  The Company files U.S. federal and state income tax returns.  As of June 30, 2015, tax returns filed by the Company for 2013 and 2012 are open for examination pursuant to relevant statutes of limitation. In the event that the Company incurs income tax related interest and penalties, the Company’s policy is to classify them as a component of its provision for income taxes.

Subject to the limitation under the REIT asset test rules, the Company is permitted to own up to 100% of the stock of one or more TRS. Currently, the Company owns one TRS that is taxable as a corporation and is subject to federal, state and local income tax on its net income at the applicable corporate rates. The TRS, which was formed in Delaware on July 28, 2014, is a limited liability company and a wholly-owned subsidiary of the Company. For the six months ended June 30, 2015, the TRS had estimated taxable income of less than $1.0 million. As there can be no certainty that the TRS will have taxable income in the future, no tax benefit was included in these consolidated financial statements.

Note 17 — Contingencies

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. Management is not aware of any material contingencies at June 30, 2015.

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

Overview

Western Asset Mortgage Capital Corporation and Subsidiaries (the “Company” unless otherwise indicated or except where the context otherwise requires “we”, “us” or “our”) upon commencing operations in May 2012, had an initial investment strategy which was primarily focused on investing in, financing and managing Agency RMBS (including TBAs as defined herein). Over time, we have expanded our investment strategy to include both Non-Agency RMBS and subsequently Agency and Non-Agency CMBS. In addition, and to a significantly lesser extent, we have invested in other securities including certain Agency obligations and interests in Residential and Commercial Whole-Loans that are not technically mortgage-backed securities or MBS as well as certain Non U.S. CMBS and ABS investments secured by a portfolio of private student loans.  These changes in our investment strategy, including future changes, are based on our Manager’s perspective of which mix of portfolio assets it believes provides us with the best risk-reward opportunities at any given time.  We have and expect to continue to finance our investment portfolio primarily through the use of repurchase agreements.

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

Our consolidated financial statements include our accounts, those of our wholly owned taxable REIT subsidiary or “TRS” and certain trusts that meet the definition of a variable interest entity (“VIE”) related to the acquisition of Residential Whole-Loans in which we are the primary beneficiary.  Each trust has issued a trust certificate to us which is collateralized by Residential Whole-Loans held by the trust. We include the underlying Residential Whole-Loans owned by the trusts in Residential Whole-Loans at fair value on our Consolidated Balance Sheets and have eliminated the trust certificates in consolidation.

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

We have invested the proceeds of our initial public offering or IPO and concurrent private placements along with proceeds from our follow-on public offerings and accompanying private placement primarily in Agency RMBS, including Mortgage pass-through certificates, Agency derivatives, Agency Interest-Only Strips, and Agency CMOs; Non-Agency RMBS; Agency, Non-Agency and Non U.S. CMBS; ABS as well as Residential and Commercial Whole-Loans.  We have also used “to-be-announced” forward contracts, or TBAs, in order to invest in Agency RMBS. Pursuant to these TBAs, we agree to purchase (or deliver), for future settlement, Agency RMBS with certain principal and interest terms and certain underlying collateral.  At June 30, 2015, our portfolio was comprised of approximately $2.6 billion of Agency RMBS (including approximately $211.4 million of Agency Interest-Only Strips), approximately $585.7 million of Non-Agency RMBS (including approximately $91.4 million of Non-Agency Interest-Only Strips), approximately $41.9 million of Agency CMBS (including approximately $16.8 million of Agency CMBS Interest-Only Strips), approximately $455.1 million of Non-Agency CMBS, approximately $157.5 million of other securities, approximately $22.2 million of Residential Whole-Loans, and approximately $8.7 million of a Commercial Whole-Loan. To comply with the REIT requirements, some of our investments were held in a taxable REIT subsidiary or “TRS”.  By acquiring investments or engaging in activities through the TRS, it enables us to engage in such activities without jeopardizing our REIT status. These investments or activities are not held or conducted at the REIT level and as a result would not impact our ability to maintain our qualification as a REIT.

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

As of June 30, 2015, we had entered into master repurchase agreements with 25 counterparties. As of June 30, 2015, we had approximately $3.4 billion of borrowings, outstanding under our repurchase agreements collateralized by approximately $3.8 billion of MBS and other assets.  The balance outstanding at June 30, 2015 includes approximately $17.0 million of borrowings related to Residential Whole-Loans owned through trust certificates of approximately $22.2 million.  The trust certificates are eliminated upon consolidation.  We have entered into approximately $2.7 billion of interest rate swaps to effectively fix the interest rate of our borrowings under our repurchase agreements; net of variable-rate payment interest rate swaps, of approximately $7.4 billion, and excluding forward starting interest rate swaps of $1.0 billion. In addition, as of June 30, 2015, we also owned swaptions on approximately an incremental $105.0 million notional of interest rate swaps.  As of June 30, 2015, our aggregate debt-to-equity ratio was approximately 5.9 to 1.

Recent Market Conditions and Strategy

Our business is affected by general U.S. residential real estate fundamentals, domestic and foreign commercial real estate fundamentals and the overall U.S. and international economic environment. In particular, our strategy is influenced by the specific characteristics of these markets, including but not limited to prepayment rates and interest rate levels. We expect the results of our operations to be affected by various factors, many of which are beyond our control. Our results of operations will primarily depend on, among other things, the level of our net interest income, the market value of our investment portfolio and the supply of and demand for mortgage-related assets. Our net interest income, which includes the amortization of purchase premiums and accretion of discounts, will vary primarily as a result of changes in interest rates, defaults and loss severity rates, borrowing costs, and prepayment speeds on our MBS and other Target Asset (as defined herein) investments.  Similarly, the overall value of our investment portfolio will be impacted by these factors as well as changes in the value of residential and commercial real estate and continuing regulatory changes. Over the course of 2014 and continuing into 2015, we have shifted our portfolio to more credit sensitive assets from Agency securities, which we believe, given the current economic and interest rate environment, will provide a better risk adjusted return.

The current economic and market outlook are shaped in a significant manner by the unprecedented level of fiscal and monetary stimulus that the U.S. Government and U.S. Federal Reserve Board has continued to provide in the aftermath of the 2007-2010 financial crisis. The U.S. Federal Reserve Board has maintained a near-zero target for the federal funds rate, and has reiterated its commitment to fulfilling its dual mandate to foster maximum employment and to maintain price stability in the U.S. economy.  In her recent testimony before Congress in mid-July, U.S. Federal Reserve Board Chairperson Janet Yellen indicated that she expected the first interest rate increase to occur sometime this year, but emphasized that the key is not when the first increase occurs, but the pace and size of subsequent increases.  Consistent with Chairperson Yellen’s perspective, the U.S. Federal Reserve Board in a July 29, 2015 press release reaffirmed its view that, at the present time, the current accommodative stance of monetary policy remains appropriate.

Recent economic data suggests that economic growth continues to remain sluggish and below those of prior recoveries.  While gross domestic product (“GDP”) for the second quarter of 2015 increased to 2.3% from the revised 0.6% increase in the first quarter of 2015, it was below consensus estimates of 2.5%.  In addition, despite revising Q1 2015 upward, data revisions for the past three years showed that overall economic expansion is slower than prior estimates.  Further, inflation remains below the Federal Reserve’s longer-run objective of 2%, partially as a result of the decline in energy prices.  Such economic data confirms our Manager’s view that the significant mortgage debt burden, run-off of fiscal stimulus and budget discipline at both the U.S. federal and state level, the strengthening of the U.S. dollar, world geopolitical issues, including, but not limited to Greece and Iran, and general economic weakness in China and Europe will serve as an impediment to real GDP growth throughout 2015.  Accordingly, we believe core interest rates will be range bound with slow inflation. On this basis, we believe that the U.S. Federal Reserve Board will continue its accommodative monetary policy now in effect through at least Q4 2015 and perhaps possible longer and that when it does commence raising the federal funds rate, it will do so in a deliberate and gradual manner. This is consistent with Chairperson Yellen’s public remarks as well as the press release issued on July 29, 2015 at the conclusion of the most recent meeting of the Federal Reserve Open Market Committee.  That press release provided that the Federal Reserve will maintain its current accommodative policy until economic data indicates that its twofold objective of maximum employment and 2% inflation is achieved and that once such objectives are achieved, it is anticipated that economic conditions may warrant keeping the federal funds rate below levels consider as “normal” in the long run.

As the capital markets have recovered from the 2007-2010 financial crisis, commercial banks have re-entered the secured lending market, which has quickened the pace of asset recovery, and the return to more normalized credit spreads. Notwithstanding the foregoing, recent regulatory changes under the Dodd-Frank Act and Basel III have increased regulatory capital requirements for commercial banks to provide such financing, thereby increasing pressure on the availability of financing as well as overall liquidity in the fixed income markets.  As a result of the current regulatory environment, we continue to see significant non-bank entities filling the void for residential and commercial real estate credit lending. Financing of Agency and Non-Agency RMBS, Agency and Non-Agency CMBS as well as ABS remains available through, among other vehicles, repurchase agreements. Haircuts, or the discount attributed to the value of securities sold under repurchase agreements, range from a low of 3.0% to a high of 5.0% for Agency RMBS, depending on the specific security used as collateral for such repurchase agreements, while haircuts for Agency IOs and IIOs can range from a low of 20.0% to a high of 25.0% and haircuts for Non-Agency RMBS and Agency and Non-Agency CMBS range from a low of 13.1% to a high of 45.0% and haircuts for other securities and Whole-Loans range from a low of 20.0% to a high of 50.0%.  Nevertheless, such regulatory changes may impact the availability and current attractive pricing of such financing in the future.

In response to the impact which the financial crisis had on the housing market, the U.S. government, through the FHA, the Federal Deposit Insurance Corporation, or FDIC, and the U.S. Treasury, commenced or proposed implementation of programs designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures. Such loan modification and refinance programs, as well as potential future U.S. federal, state and/or local legislative or regulatory actions that result in the modification of outstanding mortgage loans, and changes in the requirements necessary to qualify for refinancing mortgage loans with FNMA, FHLMC or GNMA (each as defined herein), may adversely affect the value of, and the returns on, residential mortgage loans, RMBS, real estate-related assets and securities and various other asset classes in which we may invest. In addition to the foregoing, the U.S. Congress and/or various states and local legislators may enact additional legislation or regulatory action, such as the recently enacted qualifying mortgage requirements under the Dodd-Frank Act, to address the current economic issues or for other purposes that could have a material adverse effect on lending in general and our ability to execute our business strategies.  In particular, we believe that while the recently enacted qualifying mortgage requirements under the Dodd-Frank Act may present an opportunity to acquire and securitize certain “non-qualifying” or Non-QM mortgages, it is likely to reduce the overall production of new mortgages, thereby negatively impacting the general supply of RMBS.

On January 4, 2012, the U.S. Federal Reserve Board released a report titled “The U.S. Housing Market: Current Conditions and Policy Considerations” to Congress providing a framework for thinking about certain issues and tradeoffs that policy makers might consider.  In March 2014, Senate Banking Committee Chairman Tim Johnson and Ranking Member Mike Crapo announced an agreement on their own version of U.S. Government-sponsored entity or GSE reform which would eventually replace FNMA and FHLMC with a new system.  It is unclear how future legislation may impact the housing finance market, the investing environment for Agency securities (as defined herein) and other real estate assets, as well as our other Target Assets.

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

We rely on our Manager’s expertise in asset allocation and identifying attractive assets within our investment strategy. At the time of our IPO, our core investment strategy was focused primarily on Agency RMBS.  Our Manager’s expertise in related investment disciplines such as Non-Agency RMBS, CMBS, and ABS has provided us with ability to invest in Non-Agency RMBS, Agency and Non-Agency CMBS, Non U.S. CMBS, ABS, Whole-Loans and other securities, as well as, providing valuable investment insights to our Agency RMBS investment selection and strategy.

We currently purchase and sell Agency RMBS (including to-be-announced securities or TBAs) and Non-Agency RMBS, Agency and Non-Agency CMBS, Non U.S. CMBS, ABS as well as other structured securities, Whole-Loans and Whole-Loan securities.  Currently, our Manager expects to expand our purchase of Non-Agency RMBS, Agency and Non-Agency CMBS, Non U.S. CMBS and ABS as well as expand our investment in Whole-Loans and Whole-Loan securities subject to applicable regulatory limits. We do not have specific investment guidelines providing for precise minimum or maximum allocations to any sector other than those necessary for maintaining our qualification as a REIT and our exemption from the 1940 Act. Our Manager has not and does not expect to purchase securities on our behalf with a view to selling them shortly after purchase. However, in order to maximize returns and manage portfolio risk while remaining opportunistic, we may dispose of securities earlier than anticipated or hold securities longer than anticipated depending upon prevailing market conditions, credit performance, availability of leverage or other factors regarding a particular asset and/or our capital position.

Our Target Assets

We have invested the proceeds of our IPO, concurrent private placements and follow-on public offerings and expect to continue to focus on investing in the following types of securities:

Agency RMBS. - Agency RMBS, which are RMBS for which the principal and interest payments are guaranteed by a U.S. Government agency, such as the Government National Mortgage Association (“GNMA” or “Ginnie Mae”), or a U.S. Government-sponsored entity, such as the Federal National Mortgage Association (“FNMA” or “Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“FHLMC” or “Freddie Mac”).  The Agency RMBS we acquire can be secured by fixed-rate mortgages, adjustable-rate mortgages or hybrid adjustable-rate mortgages. Fixed-rate mortgages have interest rates that are fixed for the term of the loan and do not adjust. The interest rates on adjustable-rate mortgages generally adjust annually (although some may adjust more frequently) to an increment over a specified interest rate index. Hybrid adjustable-rate mortgages have interest rates that are fixed for a specified period of time (typically three, five, seven or ten years) and, thereafter, adjust to an increment over a specified interest rate index. Adjustable-rate mortgages and hybrid adjustable-rate mortgages generally have periodic and lifetime constraints on the amount by which the loan interest rate can change on any predetermined interest rate reset date.  As of June 30, 2015, all of our Agency RMBS, excluding interest-only strips, are secured by fixed-rate mortgages.

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

Non-Agency CMBS. - Fixed and floating rate CMBS for which the principal and interest payments are not guaranteed by a U.S. Government agency or U.S. Government-sponsored entity. To date, our emphasis has been on legacy securities that when originally issued were rated in the highest rating category by one or more of the nationally recognized statistical rating organizations but we have also invested in subordinated debt for which the property (properties) securing the underlying mortgage collateral is located within the U. S. or the European Union.  We do not have an established minimum current rating requirement for such investments.

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

Residential Whole-Loans. — We made our first investment in “Residential Whole-Loan” instruments during the fourth quarter 2014 and have continue to increase our investment in this sector since then.  In the future, we may continue to expand our investment in these mortgages, secured by single family residential properties.  In this regard, our Manager is actively working on a number of potential Whole-Loan programs involving residential mortgages.  As currently contemplated, these programs involve investing in structured Non-Agency RMBS programs crafted specifically for us, although it is possible that we could hold mortgage loans directly at some point.  In addition to holding these instruments for investment, our Manager is also working to provide us with the ability to invest in or acquire Whole-Loans directly or gain exposure to Whole-Loans through investments in structured programs with the intention of securitizing the whole-loans in the future, selling the investment grade portion of the securitized structure and retaining the residual portion. Currently, our Residential Whole-Loans are held in trusts for which we are the sole beneficial owner.  Although our expectation is that we will continue to make at least a limited amount of these investments in the near future, increasing these instruments as part of our target assets involves complex investment, structural, regulatory and accounting issues and there can be no assurance that we will in fact expand our investments in Residential Whole-Loans or, if we do, in what form and to what extent we will do so.

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

Other investments. - In addition to MBS, our principal investment, and ABS, from time to time, we may also make other investments in securities, which our Manager believes will assist us in meeting our investment objective and are consistent with our overall investment policies.  These investments will normally be limited by the REIT requirements that 75% our assets be real estate assets and that 75% of our income be generated from real estate, thereby limiting our ability to invest in such assets.

At the time of our IPO, our primary investment strategy focused on Agency RMBS.  As discussed above, we have continued to increase the portion of our portfolio allocated to Non-Agency RMBS, Agency and Non-Agency CMBS, Non U.S. CMBS and ABS.  In the fourth quarter of 2014, we made our first in investment in Residential Whole-Loan mortgages, and in the first quarter 2015 we made our first investment in Commercial Whole-Loan mortgages.  In the future, we are likely to seek to expand our investments in these assets.  Notwithstanding the foregoing, the allocation to Non-Agency RMBS, Agency and Non-Agency CMBS, Non U.S. CMBS, Residential and Commercial Whole-Loans and ABS may vary from time to time based on market conditions.

As of June 30, 2015, the fair value of our investment portfolio was comprised of 67.2% of Agency RMBS, 15.1% of Non-Agency RMBS, 1.1% of Agency CMBS, 11.7% of Non-Agency CMBS, 4.1% of other securities, 0.6% of Residential Whole-Loans and 0.2% of a Commercial Whole-Loan.

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

We expect to maintain a debt to equity ratio of five to ten times the amount of our stockholders’ equity, although there is no minimum or maximum leverage that our investment policies explicitly require. To the extent the Agency MBS percentage of our portfolio decreases, our overall leverage is likely to decrease.  Depending on the different cost of borrowing funds at different maturities, we will vary the maturities of our borrowed funds to attempt to produce lower borrowing costs and reduce interest rate risk. Generally, we enter into collateralized borrowings only with institutions that are rated investment grade by at least one nationally-recognized statistical rating organization.  We rely on financing to acquire, on a leveraged basis, assets in which we invest. If market conditions deteriorate, our lenders may exit the repurchase market, and tighten lending standards, or increase the amount of equity capital required to obtain financing thereby making it more difficult and costly for us to obtain financing.

For the three and six months ended June 30, 2015, we financed our investments with repurchase agreements, on a debt-to-equity basis, ranging from 5.7 to 6.4 times leverage calculated at each month-end. In the future, we may, however, be limited or restricted in the amount of leverage we may employ by the terms and provisions of any financing or other agreements, and may be subject to margin calls as a result of our financing activity.  We had an aggregate debt-to-equity ratio, related to our repurchase agreements of approximately 5.9 to 1 at June 30, 2015.  Our debt-to-equity ratio is computed by dividing repurchase borrowings by total stockholders’ equity.

We finance MBS and other securities with repurchase agreement financing with maturities generally ranging from one to three months, but in some cases longer.  At June 30, 2015, we had entered into master repurchase agreements with 25 counterparties.  One of our existing repurchase agreement counterparties and one of its affiliates has communicated their intention to exit the repurchase agreement market in 2015. We believe that we have sufficient capacity with our other repurchase agreement counterparties to refinance these positions and had no outstanding borrowings with these two counterparties as of June 30, 2015. We had approximately $3.4 billion outstanding under our repurchase agreements, including repurchase agreements related to Residential Whole-Loans owned through trust certificates of $17.0 million at June 30, 2015.  The trust certificates are eliminated upon consolidation.

Our Hedging Strategy

Subject to maintaining our qualification as a REIT for U.S. federal income purposes, we pursue various economic hedging strategies in an effort to reduce our exposure to adverse changes in interest rates and, to a more limited extent, foreign currency.  The U.S. federal income tax rules applicable to REITs may require us to implement certain of these techniques through a domestic TRS that is fully subject to federal, state and local corporate income taxation. As of June 30, 2015, we have one wholly owned subsidiary which we have elected to treat as a TRS.  Our hedging activity varies in scope based on the level and volatility of interest rates, the type of assets held, including currency denomination and other changing market conditions.  As of June 30, 2015, the majority of swaps we entered into are designed to mitigate the effects of increases in interest rates under a portion of our repurchase agreements.  These swaps generally provide for fixed interest rates indexed off of the London interbank offered rate or LIBOR and effectively fix the floating interest rates.  Notwithstanding the foregoing, in order to manage our hedge position with regard to our liabilities, we on occasion will enter into interest rate swaps which involve the receipt of fixed-rate amounts from a counterparty in exchange for us making variable-rate payments over the life of the interest rate swap without exchange of the underlying notional amount.  As of June 30, 2015, we effectively fixed the floating interest rates on approximately $2.7 billion of borrowings under our repurchase agreements, net of variable-rate payment swaps.  We also entered into forward starting swaps of approximately $1.0 billion.  We utilize forward starting swaps and swaptions for several reasons including replacing expiring swaps, in anticipation of increasing our overall financing and reducing our exposure to future interest rate increases.  Interest rate swaptions provide us the option to enter into an interest rate swap agreement for a predetermined notional amount, stated term and set pay and receive interest rates in the future. As of June 30, 2015, we owned swaptions on approximately an incremental $105.0 million of borrowings. As of June 30, 2015, we also entered into foreign currency swaps, agreeing to pay a fixed amount of euros in exchange for a fixed amount of U.S. dollars as well as currency forwards.  We entered into the currency swaps and forwards in order to hedge our exposure to foreign currency with respect to Non-U.S. CMBS investments and the corresponding repurchase financings utilized to make such investments.  In order to enable us to maintain compliance with the REIT requirements, we have generally elected to treat the aforementioned derivative instruments as hedges for U.S. federal tax purposes.  To date, however, we have not elected to apply hedge accounting for financial statement reporting purposes for our derivative instruments. As a result, we record the change in fair value of our derivatives and the associated interest and currency exchange in earnings. Additionally, we may enter into hedging transactions in the form of puts and calls or other financial instruments that we deem appropriate.

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

Critical Accounting Policies

The interim unaudited consolidated financial statements include our accounts, those of our consolidated subsidiary - our wholly owned taxable REIT subsidiary or “TRS” and certain variable interest entities (“VIEs”) related to the acquisition of residential Whole-Loans in which we are the primary beneficiary.  All intercompany amounts have been eliminated in consolidation.  In accordance with GAAP, our consolidated financial statements require the use of estimates and assumptions that involve the exercise of judgment and use of assumptions as to future uncertainties. In accordance with SEC guidance, the following discussion addresses the accounting policies that we currently apply. Our most critical accounting policies will involve decisions and assessments that could affect our reported assets and liabilities, as well as our reported revenues and expenses. We believe that all of the decisions and assessments upon which our consolidated financial statements have been based were reasonable at the time made and based upon information available to us at that time. We have identified what we believe will be our most critical accounting policies to be the following:

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

We determine the fair value of derivative financial instruments by obtaining quotes from a third party pricing service, whose pricing is subject to review by our Manager’s pricing committee. In valuing our derivatives, such as interest rate swaps and swaptions, we consider the creditworthiness of our counterparties, along with collateral provisions contained in each derivative agreement, from the perspective of both us and our counterparties. All of our interest rate swaps are either cleared through a central clearing house and subject to the clearing house margin requirements or subject to bilateral collateral arrangements.  As of September 2013, the vast majority of our newly entered into interest rate swaps are cleared through a central clearing house. We also have netting arrangements in place with all derivative counterparties pursuant to standard documentation developed by the International Swap and Derivatives Association. Consequently, no credit valuation adjustment was made in determining the fair value of interest rate derivatives.

Valuation techniques for MBS, Whole-Loans and other structured securities may be based upon models that consider the estimated cash flows of the security or the Whole-Loan. Depending on the asset and the underlying collateral, the primary inputs to the model include yields for TBAs, Agency RMBS, the U.S. Treasury market and floating rate indices such as LIBOR, the Constant Maturity Treasury rate and the prime rate as a benchmark yield. In addition, the model may incorporate the current weighted average maturity and additional pool level information such as prepayment speeds, default frequencies and default severities, if applicable. To the extent, the inputs are observable and timely, the assets are categorized in Level II of the fair value hierarchy; otherwise, unless alternative pricing information as described is available, they are categorized as Level III.

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

Linked transactions

Prior to January 1, 2015, in instances where we finance the acquisition of securities through repurchase agreements with the same counterparty from which the securities were purchased, we evaluate such transactions in accordance with GAAP.  This guidance in effect prior to January 1, 2015 required that if the initial transfer of a financial asset and repurchase financing were entered into contemporaneously with, or in contemplation of, one another, such transaction would be considered linked unless all of the criteria found in the guidance were met at the inception of the transaction. If the transaction met all of the conditions, the initial transfer would be accounted for separately from the repurchase financing, and we would record the securities and the related financing on a gross basis on our Consolidated Balance Sheets with the corresponding interest income and interest expense in our Consolidated Statements of Operations.  If the transaction was determined to be linked, we would record the initial transfer and repurchase financing on a net basis and record a forward commitment to purchase securities as a derivative instrument with changes in market value being recorded on our Consolidated Statements of Operations. Such forward commitments were recorded at fair value with subsequent changes through December 31, 2014 in fair value recognized in Gain (loss) on linked transactions, net on our Consolidated Statements of Operations. We refer to these transactions as Linked Transactions. Prior to January 1, 2015, when or if a transaction was no longer considered to be linked, the security and related repurchase financing reported on a gross basis. The unlinking of a transaction caused a realization event in which the fair value of the security as of the date of unlinking became the cost basis of the security. The difference between the fair value on the unlinking date and the existing cost basis of the security was the realized gain or loss.  Recognition of effective yield for such security was calculated prospectively using the new cost basis.  For linked transactions, we reflected purchases and sales of securities within the investing section of our Consolidated Statements of Cash Flows.  Proceeds from repurchase agreement borrowings and repayments of repurchase agreement borrowings were reflected in the financing section of our Consolidated Statements of Cash Flows.

Starting in 2015, GAAP no longer requires us to segregate and treat linked transactions as derivatives.  Accordingly, starting January 1, 2015 we report such securities and the corresponding repurchase agreements on a gross basis on our Consolidated Balance Sheets and with the corresponding interest income and interest expense reported on a gross basis in our Consolidated Statements of Operations.  See “Recent accounting pronouncements” for details.

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

Our conversion to a new accounting system as of April 1, 2014, caused a change in the calculation methodology used to determine the amortization of bond premium.  This resulted in a cumulative retrospective change in estimate of approximately $1.2 million. The impact of this change of estimate was limited to an increase of approximately $0.03 per share in core earnings (a non-GAAP measure).  For financial reporting purposes, the impact of the change in estimate had no impact on Net income and was limited to an increase of approximately $1.2 million to Interest Income and an equal offsetting reduction to Unrealized gain (loss) on Mortgage-backed securities, other securities and Whole-Loans, net on the Consolidated Statements of Operations for the three months ended June 30, 2014.  We do not believe the aforementioned change in estimate will have a material impact to subsequent periods.

We assess our Agency MBS, Non-Agency MBS and other securities, excluding Interest-Only Strips, rated AA and higher at the time of purchase, for other-than-temporary impairment on at least a quarterly basis. When the fair value of an investment is less than its amortized cost at the balance sheet date of the reporting period for which impairment is assessed, the impairment is designated as either “temporary” or “other-than-temporary.” In deciding on whether or not a security is other-than-temporarily impaired, we consider several factors, including the nature of the investment, communications (if any) from the securitization trustee regarding the credit quality of the security, the severity and duration of the impairment, the cause of the impairment, and our intent not to sell the security and whether it is more likely than not that we will not be required to sell the security until recovery of its amortized cost basis.  An other-than-temporary impairment is deemed to have occurred when there is an adverse change in the expected cash flows (principal or interest) to be received and the fair value of the security is less than its carrying amount. In determining whether an adverse change in cash flows occurred, the present value of the remaining cash flows, as estimated at the initial transaction date (or the last date previously revised), is compared to the present value of the expected cash flows at the current reporting date.  The estimated cash flows reflect those a “market participant” would use and are discounted at a rate equal to the current yield used to accrete interest income.  These adjustments are reflected in our Consolidated Statement of Operations as Other loss on Mortgage-backed securities and other securities.

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

Non-Agency MBS and other securities that are rated below AA at the time of purchase and Interest-Only Strips that are not classified as derivatives

Interest income on Non-Agency MBS and other securities that are rated below AA at the time of purchase and Interest-Only Strips that are not classified as derivatives, are recognized based on the effective yield method.  The effective yield on these securities is based on the projected cash flows from each security, which is estimated based on our observation of the then current information and events, where applicable, and will include assumptions related to interest rates, prepayment rates and the timing and amount of credit losses.  On at least a quarterly basis, we review and, if appropriate, make adjustments to our cash flow projections based on input and analysis received from external sources, internal models, and our judgment about interest rates, prepayment rates, the timing and amount of credit losses, and other factors. Where appropriate, we may include in our cash flow projections the U.S Department of Justice’s settlements with major residential mortgage originators, regarding certain lending practices.  Changes in cash flows from those originally projected, or from those estimated at the last evaluation, may result in a prospective change in the yield/interest income recognized on such securities. Actual maturities of the securities are affected by the contractual lives of the underlying collateral, periodic payments of scheduled principal, and prepayments of principal. Therefore, actual maturities of the securities will generally be shorter than stated contractual maturities.

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

Finally, certain of our MBS and other securities that are in an unrealized loss position at June 30, 2015 are also not considered other-than-temporarily impaired because we have no intent to sell these investments, it is more likely than not that we will not be required to sell the investment before recovery of its amortized cost basis and we are not required to sell the security for regulatory or other reasons.

Residential and Commercial Whole-Loans

We record our purchases of Residential and Commercial Whole-Loans as the amount paid to the seller plus any fees paid or less any fees received.  All other costs incurred in connection with acquiring Residential and Commercial Whole-Loans or committing to purchase Residential and Commercial Whole-Loans are expensed as incurred. We amortize or accrete any premium or discount over the life of the related loan utilizing the effective interest method, based on the contractual payments terms of the loan. On at least a quarterly basis, we evaluate the collectability of both interest and principal of each loan, if circumstances warrant, to determine whether such loan is impaired. A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the existing contractual terms. When a loan is impaired, we do not record a loss accrual as we have elected the fair value option. However, income recognition is suspended for loans at the earlier of the date at which payments become 90-days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired loan is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. A loan is written off when it is no longer realizable and/or legally discharged.

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

We evaluate the terms and conditions of our holdings of Agency and Non-Agency Interest-Only Strips and TBAs to determine if these instruments have the characteristics of an investment or should be considered a derivative under GAAP.  In determining the classification of our holdings of Interest-Only Strips, we evaluate the securities to determine if the nature of the cash flows has been altered from that of the underlying mortgage collateral. Generally, Interest-Only Strips for which the security represents a strip off of a mortgage pass through security will be considered a hybrid instrument classified as a MBS investment on our Consolidated Balance Sheets utilizing the fair value option. Alternatively, those Interest-Only Strips, for which the underlying mortgage collateral has been included into a structured security that alters the cash flows from the underlying mortgage collateral, are accounted for as derivatives at fair value. Accordingly, Agency and Non-Agency Interest-Only Strips and TBAs having the characteristics of derivatives are accounted for at fair value with such changes recognized in Gain (loss) on derivative instruments, net in our Consolidated Statements of Operations, along with any interest earned or paid (including accrued amounts). The carrying value of the Agency and Non-Agency Interest-Only Strips, accounted for as derivatives, is included in Mortgage-backed securities on the Consolidated Balance Sheets.  The carrying value of interest rate swaptions, currency forwards, futures contracts and TBAs is included in Derivative assets or Derivative liabilities on the Consolidated Balance Sheets.

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

We may borrow securities under reverse repurchase agreements to deliver a security owned and sold by us but pledged to a different counterparty under a separate repurchase agreement when in the Manager’s view terminating the outstanding repurchase agreement is not in our interest.  Cash paid to the borrower is recorded in our Consolidated Balance Sheets as an asset.  Interest receivable in accordance with reverse repurchase agreements is recorded as accrued interest receivable on our Consolidated Balance Sheets. We reflect all proceeds on reverse repurchase agreement and repayment of reverse repurchase agreement, on a net basis on our Consolidated Statements of Cash Flows.  Upon sale of a pledged security, we recognize an obligation to return the borrowed security on our Consolidated Balance Sheet in Due to Counterparty.  We establish haircuts to ensure the market value of the underlying asset remains sufficient to protect us in the event of default by the counterparty.  Realized gains and losses associated with the sale of the security are recognized in Realized gain (loss) on sale of Mortgage-backed securities, other securities and Whole-Loans, net on our Consolidated Statement of Cash flows.

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

We may create and elect to treat certain subsidiaries as Taxable REIT Subsidiaries (“TRS”). In general, a TRS may hold assets and engage in activities that we cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business. A TRS is subject to U.S. federal, state and local corporate income taxes, and its value may not exceed 25% of the value of the Company.  While a TRS may generate net income, a TRS can declare dividends to us, which will be included in our taxable income and necessitate a distribution to our stockholders.  Conversely, if we retain earnings at the TRS level, no distribution is required and it can increase book equity of the consolidated entity.  As of June 30, 2015, we have a single wholly owned subsidiary which we have elected to treat as a TRS.

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

In June 2014, the Financial Accounting Standards Board issued guidance that changes the accounting for repurchase-to-maturity transactions and repurchase financing arrangements. The new guidance aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements. These transactions would all be accounted for as secured borrowings. The guidance eliminates sale accounting for repurchase-to-maturity transactions and supersedes the guidance under which a transfer of a financial asset and a contemporaneous repurchase financing could be accounted for on a combined basis as a forward agreement, which has resulted in outcomes referred to as off-balance-sheet accounting.  In addition, the guidance requires additional disclosures. The guidance is effective for a public company for the first interim or annual period beginning after December 15, 2014.  Other entities may elect to apply the requirements for interim periods beginning after December 31, 2014.  Certain disclosures under this guidance do not take effect for a public company until the first period beginning after March 15, 2015 and do not take effect for other companies beginning for annual periods beginning after December 31, 2014 and for interim periods beginning after December 15, 2015.  Through December 31, 2014, the Company accounted for certain transfers as forward agreements under the previous guidance, which were classified as linked transactions.  The new guidance requires us to record these transfers as secured borrowings. The implementation of the new guidance resulted in an increase to Mortgage-backed securities and other securities, at fair value of approximately $52.5 million, an increase in Borrowings under repurchase agreements of approximately $31.9 million and a decrease in Linked transactions, net, at fair value of approximately $20.6 million in our Consolidated Balance Sheets as of January 1, 2015.  Further, the implementation of the new guidance resulted in a cumulative-effect adjustment of zero to retained earnings as of January 1, 2015.

Accounting Standards to be Adopted in Future Periods

In May 2014, the Financial Accounting Standards Board issued guidance that changes an entity’s recognition of revenue from contracts with customers.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  In addition, the new guidance requires improved disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In applying the new guidance, an entity may use either a retrospective approach to each prior reporting period or a retrospective approach with the cumulative effect recognized at the date of initial application. For a public company, the standard is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted for a public entity. For all other entities, the standard is effective for annual reporting periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2015. With certain restrictions, a nonpublic entity may elect to apply the guidance earlier. The new guidance is not expected to have a material impact on our consolidated financial statements.

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

Results of Operations

The following discussion of our results of operations highlights our performance for the three and six months ended June 30, 2015 and June 30, 2014. For the three and six months ended June 30, 2015, we had a net loss of $1.7 million and net income of $12.5 million or $0.05 and $0.29 per basic and diluted weighted average common share, respectively.  For the three and six months ended June 30, 2014, we had a net income of $67.6 million and $59.1 million or $1.68 and $1.76 per basic and diluted weighted average common share, respectively.

Investments

The following table presents certain information about our investment portfolio at June 30, 2015 (dollars in thousands):

	Principal Balance	Unamortized Premium (Discount)	Discount Designated as Credit Reserve and OTTI	Amortized Cost	Unrealized Gain (Loss)	Fair Value	Net Weighted Average Coupon (1)
Agency RMBS
20-Year mortgage
Coupon Rate:
3.00%	$303,946	$13,672	$—	$317,618	$(7,733)	$309,885	3.0%
3.50%	265,329	13,727	—	279,056	(1,631)	277,425	3.5%
4.00%	536,536	29,778	—	566,314	8,240	574,554	4.0%
	1,105,811	57,177	—	1,162,988	(1,124)	1,161,864	3.6%
30-Year mortgage
Coupon Rate:
3.50%	210,340	15,685	—	226,025	(8,352)	217,673	3.5%
4.00%	422,933	35,219	—	458,152	(6,200)	451,952	4.0%
4.50%	451,053	33,235	—	484,288	11,568	495,856	4.5%
5.50%	60,643	7,451	—	68,094	307	68,401	5.5%
6.00%	7,053	902	—	7,955	126	8,081	6.0%
	1,152,022	92,492	—	1,244,514	(2,551)	1,241,963	4.2%

Agency RMBS IOs and IIOs(2)	N/A	N/A	—	138,809	10,940	149,749	3.9%
Agency and Non-Agency IOs and IIOs accounted for as derivatives (2)(3)	N/A	N/A	N/A	N/A	N/A	79,347	2.8%
	N/A	N/A	—	138,809	10,940	229,096	3.4%

Non-Agency RMBS	650,158	(13,972)	(147,946)	488,240	6,049	494,289	3.8%
Non-Agency RMBS IOs and IIOs(2)	N/A	N/A	N/A	73,105	14,283	87,388	6.2%
	650,158	(13,972)	(147,946)	561,345	20,332	581,677	4.6%

Agency and Non-Agency CMBS, including Non U.S.	533,881	(49,594)	(3,022)	481,265	(1,124)	480,141	5.3%
CMBS Interest-Only Strips(2)	N/A	N/A	N/A	2,923	216	3,139	4.7%
	533,881	(49,594)	(3,022)	484,188	(908)	483,280	5.3%

Other securities (4)	132,087	16,990	(13,963)	157,131	405	157,536	4.9%
Residential Whole-Loans	21,465	312	—	21,777	407	22,184	5.3%
Commercial Whole-Loans	8,750	—	—	8,750	(7)	8,743	8.3%
Total	$3,604,174	$103,405	$(164,931)	$3,779,502	$27,494	$3,886,343	4.1%

(1) Net weighted average coupon as of June 30, 2015 is presented net of servicing and other fees.

(2) Agency RMBS IOs and IIOs, Non-Agency RMBS IOs and IIOs, Agency and Non-Agency IOs and IIOs, accounted for as derivatives, and Agency and Non-Agency CMBS IOs and IIOs have no principal balances and bear interest based on a notional balance.  The notional balance is used solely to determine interest distributions on interest-only class of securities.  At June 30, 2015, the notional balance for Agency RMBS IOs and IIOs, Non-Agency IOs and IIOs, Agency, Non-Agency IOs and IIOs, accounted for as derivatives, and CMBS IOs and IIOs was $972.0 million, $344.1 million, $768.2 million and $45.4 million, respectively.

(3) Interest on these securities is reported as a component of Gain (loss) on derivative instruments, net.

(4) Other securities includes residual interests in asset-backed securities which have no principal balance and an amortized cost of approximately $22.0 million.

The following table summarizes our MBS and other securities at fair value according to their estimated weighted average life classifications as of June 30, 2015 (dollars in thousands):

Weighted Average Life	Fair Value	Net Weighted Average Coupon(1)
Less than or equal to three years	$98,328	5.2%
Greater than three years and less than or equal to five years	664,683	3.8%
Greater than five years and less than or equal to 10 years	2,736,592	3.9%
Greater than 10 years	355,813	5.0%
Total	$3,855,416	4.1%

(1) Net weighted average coupon as of June 30, 2015 is presented net of servicing and other fees.

The following table summarizes certain characteristics of our Agency RMBS portfolio by issuer and investment category as of June 30, 2015 (dollars in thousands):

	Principal Balance	Amortized Cost	Fair Value	Net Weighted Average Coupon (1)
Agency RMBS 20-Year and 30-Year
Fannie Mae	$1,525,824	$1,633,318	$1,631,363	4.0%
Freddie Mac	732,009	774,184	772,464	3.7
Total Agency RMBS 20-Year and 30-Year	2,257,833	2,407,502	2,403,827	3.9
Agency RMBS IOs and IIOs(2)
Fannie Mae	N/A	45,052	51,591	3.6
Freddie Mac	N/A	33,602	35,063	3.3
Ginnie Mae	N/A	60,155	63,095	4.9
Total Agency RMBS IOs and IIOs(2)	N/A	138,809	149,749	3.9
Agency RMBS IOs and IIOs accounted for as derivatives(2)
Fannie Mae	N/A	N/A	19,782	3.2
Freddie Mac	N/A	N/A	10,331	4.6
Ginnie Mae	N/A	N/A	31,527	4.2
Total Agency RMBS IOs and IIOs accounted for as derivatives (2)	N/A	N/A	61,640	3.8
Total: Agency RMBS	$2,257,833	$2,546,311	$2,615,216	3.9%

(1) Net weighted average coupon as of June 30, 2015 is presented net of servicing and other fees.

(2) Agency RMBS IOs and IIOs, Agency RMBS IOs and IIOs, accounted for as derivatives have no principal balances and bear interest based on a notional balance.  The notional balance is used solely to determine interest distributions on interest-only class of securities.

The following table details the constant prepayment rates for our Agency portfolio as of June 30, 2015, based on our Manager’s estimates which are based on third party models, as adjusted by our Manager, and are updated quarterly on a prospective basis:

Constant Prepayment Rates	Low	High
Agency RMBS
20-Year mortgage	5.36%	31.76%
30-Year mortgage	5.22%	29.57%
Agency RMBS IOs and IIOs	7.05%	32.92%
Agency RMBS IOs and IIOs accounted for as derivatives	5.12%	29.21%
Agency CMBS and Agency CMBS IOs and IIOs(1)	N/A	N/A
Agency CMBS IOs accounted for as derivatives(1)	N/A	N/A

(1)         CMBS generally include prepayment restrictions; therefore, there are no Constant Prepayment Rates available.

The following table presents the fair value and weighted average purchase price for each of our Non-agency RMBS categories, together with certain of their respective underlying loan collateral attributes and current performance metrics as of June 30, 2015 (fair value dollars in thousands):

Category	Fair Value	Weighted Average Purchase Price	Weighted Average Life (Years)	Original LTV	Original FICO	60+ Day Delinquent	6-Month CPR
Prime	$102,447	$81.60	11.2	69.3%	725	17.8%	13.8%
Alt-A	398,551	76.53	11.6	73.9%	707	21.6%	11.2%
Subprime	84,695	66.41	11.8	78.6%	630	24.6%	8.7%
Total	$585,693	$75.95	11.5	73.8%	699	21.4%	11.3%

The following table summarizes the credit ratings of our Non-agency RMBS, Non-agency CMBS and other securities based on fair value as of June 30, 2015:

Non-Agency RMBS		Non-Agency CMBS		Other Securities
Credit Rating (1)	Percentage	Credit Rating(1)	Percentage	Credit Rating(1)	Percentage
BBB	0.2%	BBB	—%	BBB	—%
BBB-	—%	BBB-	2.5%	BBB-	—%
BB	—%	BB	5.0%	BB	—%
B+	—%	B+	2.0%	B+	—%
B	0.9%	B	8.9%	B	—%
B-	0.2%	B-	11.8%	B-	—%
Below B	81.7%	Below B	50.2%	Below B	7.2%
Not Rated	17.0%	Not Rated	19.6%	Not Rated	92.8%
Total	100.0%	Total	100.0%	Total	100.0%

(1)         For securities for which one or two ratings are obtained, the lower rating is used. For securities for which three ratings are obtained, the middle rating is used. Ratings are obtained either from S&P or other rating agencies, stated in terms of the S&P equivalent.

The following table details information for our Non-Agency and other securities portfolio as of June 30, 2015, based on our Manager’s estimates which are based on third party models, as adjusted by our Manager, and are updated quarterly on a prospective basis:

	Cumulative Default		Cumulative Severity		Cumulative 5-Year CRR
	Low	High	Low	High	Low	High
Non-Agency RMBS	4.22%	52.68%	10.01%	86.68%	1.31%	10.35%
Non-Agency RMBS IOs and IIOs	23.49%	39.41%	17.82%	66.11%	4.53%	8.77%
Non-Agency RMBS IOS and IIOs accounted for as derivatives	11.65%	24.97%	10.01%	60.50%	2.43%	5.50%
Non-Agency CMBS	N/A	N/A	N/A	N/A	N/A	N/A
Other securities	—%	8.11%	—%	95.07%	—%	0.51%

We made investments in certain Non-Agency RMBS inverse floaters. The coupon rates on these securities have an inverse relationship to a benchmark rate.   When the benchmark interest rate increases the coupon payment rate will decrease because the benchmark interest rate is deducted from the coupon payment.  We generally purchased these securities at a premium.  Accelerated prepayments on these bonds could result in an economic loss, as we would not recover the upfront premium.  The premiums are amortized into income using the effective interest rate method.  As of June 30, 2015 and June 30, 2014, we held $94.0 million and $73.7 million, respectively, in Non-Agency RMBS inverse floaters excluding linked transactions.  In addition as of June 30, 2014, we held $15.2 million in Non-Agency RMBS inverse floaters accounted for as linked transactions.

The following table presents certain information about our Residential Whole-Loans investment portfolio at June 30, 2015 (dollars in thousands):

Current Coupon Rate	Number of Loans	Principal Balance	Weighted Average Original Loan to Value	Weighted Average Original FICO Score(1)	Weighted Average Life to Maturity (years)	Weighted Average Coupon Rate
4.01— 5.00%	9	$3,468	59.9%	711	2.7	4.6%
5.01 — 6.00%	71	16,241	57.5%	741	1.4	5.3%
6.01 — 7.00%	9	1,536	66.1%	703	1.6	6.5%
7.01 — 8.00%	1	220	75.0%	665	1.7	7.5%
Total	90	$21,465	58.7%	731	1.6	5.3%

(1)         The original FICO score is not available for 13 loans with a principal balance of approximately $3.3 million at June 30, 2015. We have excluded those loans from the weighted average computation.

The following table presents the U.S. states in which the collateral securing our Residential Whole-Loans at June 30, 2015, based on principal balance is located (dollars in thousands):

	State Concentration	Principal Balance
California	69.9%	$15,003
Massachusetts	8.3	1,775
Washington	6.9	1,487
Florida	6.8	1,461
West Virginia	3.0	646
Other	5.1	1,093
Total	100.0%	$21,465

We acquired our first Commercial Whole-Loan, with a loan to value of 67% at acquisition during the first quarter 2015.  The Commercial Whole-Loan is a performing first mortgage loan with collateral located in California and with a maturity of January 2016, subject to extension under the existing terms of the promissory note.  The loan has a net coupon rate of 8.25%, a principal balance of approximately $8.8 million and a fair value of approximately $8.7 million at June 30, 2015.  The loan was not impaired and we have no unfunded commitment at June 30, 2015.

Investment Activity

Agency and Non-Agency RMBS, Agency and Non-Agency CMBS, IO and IIO Securities, Other Securities and Residential and Commercial Whole-Loans.

The following tables present our investment portfolio activity, for the three and six months ended June 30, 2015 (dollars in thousands):

	For the three months ended June 30, 2015
	Purchases	Principal Payments and Basis Recovery	Proceeds from Sales
Agency RMBS and Agency RMBS IOs and IIOs	$—	$89,302	$208,249
Non-Agency RMBS	—	17,990	—
Agency CMBS and Agency CMBS IOs and IIOs	—	1,255	—
Non-Agency CMBS	84,178	511	63,345
Other securities	55,076	383	16,365
Total MBS and other securities	$139,254	109,441	$287,959
Residential Whole-Loans(1)	6,865	2,543	—
Total MBS and other securities: Including Residential and Commercial Whole-Loans	$146,119	$111,984	$287,959

(1)         Purchases of Residential Whole-Loans include premiums of $102 thousand paid at acquisition.

	For the six months ended June 30, 2015
	Purchases	Principal Payments and Basis Recovery	Proceeds from Sales
Agency RMBS and Agency RMBS IOs and IIOs	$159,048	168,996	509,981
Non-Agency RMBS	128,066	36,930	207,594
Agency CMBS and Agency CMBS IOs and IIOs	—	2,264	—
Non-Agency CMBS	115,581	937	90,888
Other securities	65,126	995	16,365
Total MBS and other securities	$467,821	210,122	$824,828
Residential Whole-Loans(1)	17,325	2,563	—
Commercial Whole-Loans	8,750	—	—
Total MBS and other securities: Including Residential and Commercial Whole-Loans	$493,896	$212,685	$824,828

(1)         Purchases of Residential Whole-Loans include premiums of $332 thousand paid at acquisition.

The following tables present our investment portfolio activity, including linked transactions (Non-GAAP) for the three and six months ended June 30, 2014 (dollars in thousands):

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

For the three and six months ended June 30, 2014, we realized a net gain of $0 and $1.3 million, respectively, from the unlinking of securities previously accounted for as derivatives through linked transactions.  Through December 31, 2014, we reclassified, from mark-to-market adjustments on linked transactions to realized gain (loss) on linked transactions during the period the respective security became unlinked.

The following table presents the vintage of our investment portfolio at June 30, 2015:

	2001	2003	2004	2005	2006	2007	2009	2010	2011	2012	2013	2014	2015	Total
Agency RMBS
20-Year Mortgage	—	—	—	—	—	—	—	—	—	6.3%	14.4%	9.2%	0.1%	30.0%
30-Year Mortgage	—	—	—	—	—	—	0.3%	1.4%	0.1%	12.0%	7.1%	11.1%	—	32.0%
Agency Interest Only- Strips	—	—	—	—	0.3%	—	—	0.4%	0.4%	1.6%	0.8%	0.4%	—	3.9%
Agency and Non-Agency Interest-Only Strips, accounted for as derivatives	—	—	—	0.1%	0.1%	—	—	0.2%	0.1%	0.8%	0.6%	—	—	1.9%
Non-Agency RMBS	—	0.1%	0.7%	3.6%	3.5%	4.7%	—	—	—	—	—	0.8%	1.5%	14.9%
Agency and Non-Agency CMBS	—	—	0.2%	—	4.4%	3.1%	—	—	0.9%	0.2%	—	2.6%	1.0%	12.4%
Other securities	0.3%	—	—%	—	—	—	—	—	—	—	0.8%	1.3%	1.7%	4.1%
Residential Whole-Loans	—	—	—	—	—	—	—	—	0.1%	—	0.2%	0.3%	—	0.6%
Commercial Whole-Loans	—	—	—	—	—	—	—	—	—	—	—	—	0.2%	0.2%
Total	0.3%	0.1%	0.9%	3.7%	8.3%	7.8%	0.3%	2.0%	1.6%	20.9%	23.9%	25.7%	4.5%	100%

As of June 30, 2015 the weighted average expected remaining term to the expected maturity of our investment portfolio is 7.0 years.

Financing and Other Liabilities. We have entered into repurchase agreements to finance the vast majority of our MBS and other assets.  These agreements are secured by substantially all of our MBS and other securities and bear interest at rates that have historically moved in close relationship to LIBOR.  The following table summarizes the fair value of MBS and other collateral pledged as of June 30, 2015 and December 31, 2014 (dollars in thousands):

	June 30, 2015		December 31, 2014
Collateral	Repurchase Agreement Borrowings Outstanding	Fair Value of Collateral Pledged (1)	Repurchase Agreement Borrowings Outstanding	Fair Value of MBS Collateral Pledged(1)
Agency RMBS	$2,521,435	$2,608,602	$2,994,351	$3,158,544
Non-Agency RMBS	407,910	585,599	473,942	670,526
Agency and Non-Agency CMBS	364,277	496,971	325,864	431,938
Other securities and Whole-Loans(1)	112,738	150,944	81,564	108,743
Total: Excluding Linked Transactions	$3,406,360	$3,842,116	$3,875,721	$4,369,751
Non-Agency RMBS Linked Transactions	—	—	6,559	8,156
Non-Agency CMBS Linked Transactions, including Non U.S.	—	—	22,458	38,609
Other securities Linked Transactions	—	—	2,840	5,719
Total: Including Linked Transactions (Non-GAAP)	$3,406,360	$3,842,116	$3,907,578	$4,422,235

(1)         Other securities and Whole-Loans includes repurchase borrowings of $17.0 million and $4.9 million and collateral pledged attributed to Residential Whole-Loans owned through trust certificates with a fair value of $22.2 million and $7.2 million at June 30, 2015 and December 31, 2014, respectively.  The trust certificates are eliminated upon consolidation.

The following tables present our borrowing activity, by type of collateral pledged, for the three and six months ended June 30, 2015 and June 30, 2014 (dollars in thousands):

	For the three months ended June 30, 2015		For the six months ended June 30, 2015
Collateral	Proceeds	Repayments	Proceeds	Repayments
Agency RMBS	$3,030,332	$3,302,170	$6,735,595	$7,208,510
Non-Agency RMBS	617,655	626,995	1,228,058	1,304,382
Agency and Non-Agency CMBS	547,476	529,790	1,176,175	1,158,739
Other securities and Whole-Loans(1)	141,679	121,456	272,256	240,190
Total	$4,337,142	$4,580,411	$9,412,084	$9,911,821

(1)         Other securities and Whole-Loans includes repurchase borrowings proceeds of $5.4 million and $13.6 million and repayments of $1.5 million and $1.5 million for borrowings collateralized by Residential Whole-Loans owned through trust certificates for the three and six months ended June 30, 2015, respectively.  The trust certificates are eliminated upon consolidation.

	For the three months ended June 30, 2014, as Revised		For the six months ended June 30, 2014, as Revised
Collateral	Proceeds	Repayments	Proceeds	Repayments
Agency RMBS	$5,928,825	$5,194,034	$9,819,517	$8,886,476
Non-Agency RMBS	893,484	646,570	1,319,093	1,023,283
Agency and Non-Agency CMBS	420,374	119,453	434,666	136,997
Other securities	224,185	218,524	224,185	218,524
Total: Excluding Linked Transactions	$7,466,868	$6,178,581	$11,797,461	$10,265,280
Non-Agency RMBS Linked Transactions	37,238	37,670	75,809	124,714
Non-Agency CMBS Linked Transactions, including Non U.S.	15,198	—	15,198	—
Total	$7,519,304	$6,216,251	$11,888,468	$10,389,994

Revision of borrowing activity, by type of collateral pledged, for the three and six months ended June 30, 2015

As discussed further in Note 2 — Revision of Previously Issued Financial Statements for Errors Affecting Certain Items Presented in the Statements of Cash Flows and Notes to Financial Statements, we have elected to revise our presentation of borrowing activity, by type of collateral pledged, for the three and six months ended June 30, 2014 in this quarterly financial statements on Form 10-Q to correct these errors.

The effect of these errors on the tables presenting our borrowing activity, by type of collateral pledged, for the three and six months ended June 30, 2014 (summarized):

As Originally Reported

(dollars in thousands)	For the three months ended June 30, 2014		For the six months ended June 30, 2014
Collateral	Proceeds	Repayments	Proceeds	Repayments
Non-Agency RMBS	$896,241	$649,327	$1,321,850	$1,026,040
All other items with no changes	6,573,384	5,532,011	10,478,368	9,241,997
Total: Excluding Linked Transactions	$7,469,625	$6,181,338	$11,800,218	$10,268,037
All other Linked Transactions items with no changes	52,436	37,670	91,007	124,714
Total	$7,522,061	$6,219,008	$11,891,225	$10,392,751

Adjustments

(dollars in thousands)	For the three months ended June 30, 2014		For the six months ended June 30, 2014
Collateral	Proceeds	Repayments	Proceeds	Repayments
Non-Agency RMBS	$(2,757)	$(2,757)	$(2,757)	$(2,757)
All other items with no changes	—	—	—	—
Total: Excluding Linked Transactions	$(2,757)	$(2,757)	$(2,757)	$(2,757)
All other Linked Transactions items with no changes	—	—	—	—
Total	$(2,757)	$(2,757)	$(2,757)	$(2,757)

Revised

(dollars in thousands)	For the three months ended June 30, 2014		For the six months ended June 30, 2014
Collateral	Proceeds	Repayments	Proceeds	Repayments
Non-Agency RMBS	$893,484	$646,570	$1,319,093	$1,023,283
All other items with no changes	6,573,384	5,532,011	10,478,368	9,241,997
Total: Excluding Linked Transactions	$7,466,868	$6,178,581	$11,797,461	$10,265,280
All other Linked Transactions items with no changes	52,436	37,670	91,007	124,714
Total	$7,519,304	$6,216,251	$11,888,468	$10,389,994

At June 30, 2015, we had outstanding repurchase agreement borrowings with the following 20 counterparties totaling approximately $3.4 billion:

			Fair Value of
(dollars in thousands)	Amount	Percent of Total Amount	Company Securities &Whole- Loans	Counterparty
Repurchase Agreement Counterparties	Outstanding	Outstanding	Held as Collateral	Rating(3)
Merrill Lynch Pierce Fenner & Smith Inc. (1)	$533,761	15.8%	$546,182	A
JP Morgan Securities LLC (1)	462,527	13.6%	492,642	A+
Deutsche Bank Securities LLC (1)	351,435	10.3%	383,763	BBB+
RBC (Barbados) Trading Bank Corporation(1)	320,998	9.4%	428,293	P-1
Barclays Capital Inc. (1)	301,931	8.9%	343,029	A-
UBS Securities LLC (1)	287,754	8.4%	356,789	A
BNP Paribas Securities Corporation (1)	242,342	7.1%	254,280	A+
Mizuho Securities USA Inc. (1)	186,699	5.5%	209,223	(P)A2
Goldman Sachs Bank USA (1)	167,987	4.9%	170,140	A
Credit Suisse Securities (USA) LLC (1)(2)	160,372	4.7%	235,308	A
Morgan Stanley & Co. LLC (1)	143,176	4.2%	147,378	A
Jefferies & Company Inc. (1)	72,757	2.1%	76,412	BBB-
RBC Capital Markets LLC (1)	70,984	2.1%	72,578	AA-
Nomura Securities International, Inc. (1)	38,822	1.1%	39,632	Unrated(4)
Deutsche Bank AG (1)	17,874	0.5%	30,375	BBB+
Citigroup Global Markets Inc.	12,063	0.4%	16,459	A
Wells Fargo Securities LLC	11,107	0.3%	11,697	AA-
KGS-Alpha Capital Markets, L.P.	10,763	0.3%	10,808	Unrated
Royal Bank of Canada	9,842	0.3%	11,585	AA-
Credit Suisse Securities (Europe) Limited	3,166	0.1%	5,543	A
Total	$3,406,360	100.0%	$3,842,116

(1)         Counterparty holds collateral valued in excess of 5% of our stockholders’ equity as security for our obligations under the applicable repurchase agreements as of June 30, 2015.

(2)         Fair value of Company assets held as collateral includes Residential Whole-Loans owned through trust certificates with a fair value of $22.2 million.

(3)         The counterparty ratings presented above are the long-term issuer credit ratings as rated at June 30, 2015 by S&P, except for Mizuho Securities USA Inc. which is the long-term issuer credit rating by Moody’s at June 30, 2015 and for RBC (Barbados) Trading Bank Corporation which is the short-term issuer credit rating by Moody’s at June 30, 2015.

(4)         Nomura Holdings, Inc., the parent company of Nomura Securities International, Inc., is rated BBB+ by S&P at June 30, 2015.

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

(4)         Nomura Holdings, Inc., the parent company of Nomura Securities International, Inc., is rated BBB+ by S&P at December 31, 2014.

We record the liability for MBS and other securities purchased, for which settlement has not taken place as an investment related payable.  As of June 30, 2015, we had investment related payables of $450 thousand of which no items were outstanding greater than 30 days.

The following tables present our borrowings by type of collateral pledged as of June 30, 2015 and June 30, 2014, and the respective Cost of Funds for the three and six months then ended (dollars in thousands):

Collateral	Balance (GAAP) June 30, 2015	Weighted Average Cost of Funds for the three months ended June 30, 2015	Weighted Average Cost of Funds for the six months ended June 30, 2015
Agency RMBS	$2,521,435	0.42%	0.41%
Non-Agency RMBS	407,910	1.61	1.56
Agency and Non-Agency CMBS	364,277	1.56	1.54
Other securities and Whole-Loans (1)	112,738	2.22	1.99
Total	$3,406,360	0.71%	0.68%

(1)         Other securities include repurchase borrowings of $17.0 million collateralized by Residential Whole-Loans owned through trust certificates at June 30, 2015.  The trust certificates are eliminated upon consolidation.

Collateral	Balance (GAAP) June 30, 2014	Weighted Average Cost of Funds for the three months ended June 30, 2014	Weighted Average Cost of Funds for the six months ended June 30, 2014
Agency RMBS	$3,264,316	0.38%	0.39%
Non-Agency RMBS	504,733	1.64	1.66
Agency and Non-Agency CMBS	315,214	1.55	1.53
Other securities	26,985	1.60	1.62
Total	$4,111,248	0.58%	0.56%

The following tables present our borrowings by type of collateral pledged as of June 30, 2015 and June 30, 2014, and the respective Effective Cost of Funds (Non-GAAP financial measure) for the three and six months then ended (dollars in thousands) See “Non-GAAP financial measures”:

Collateral	Balance (Non- GAAP) June 30, 2015	Weighted Average Effective Cost of Funds for the three months ended June 30, 2015 (1)	Weighted Average Effective Cost of Funds for the six months ended June 30, 2015 (1)
Agency RMBS	$2,521,435	0.94%	0.75%
Non-Agency RMBS	407,910	1.88	1.73
Agency and Non-Agency CMBS	364,277	1.88	1.76
Other securities and Whole-Loans(2)	112,738	2.22	1.99
Total	$3,406,360	1.19%	0.99%

(1)         The effective cost of funds for the three and six months ended June 30, 2015 are calculated on an annualized basis and include interest expense for the periods and net periodic interest payments on interest rate swaps, net of premium amortization on MAC swaps, of approximately $4.2 million and $5.6 million, respectively. While swaps are not accounted for using hedge accounting, such instruments are viewed by us as an economic hedge against increases in interest rates on our liabilities and are classified as hedges for purposes of satisfying the REIT requirements.  See “Non-GAAP Financial Measures.”

(2)         Other securities and Whole-Loans include repurchase borrowings of $17.0 million for Residential Whole-Loans owned through trust certificates at June 30, 2015.  The trust certificates are eliminated upon consolidation.

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

The following table presents our average borrowings, by type of collateral pledged, on a GAAP and Non-GAAP basis for the three and six months ended June 30, 2015 and June 30, 2014 (in thousands):

Collateral	For the three months ended June 30, 2015	For the three months ended June 30, 2014	For the six months ended June 30, 2015	For the six months ended June 30, 2014
Agency RMBS	$2,736,483	$3,438,511	$2,876,416	$2,896,627
Non-Agency RMBS	422,987	412,897	441,426	309,530
Agency and Non-Agency CMBS	366,215	207,596	360,407	112,459
Other securities and Whole-Loans (1)	108,006	62,812	97,014	42,472
Total: Excluding Linked Transactions (GAAP)	$3,633,691	$4,121,816	$3,775,263	$3,361,088
Non-Agency RMBS Linked Transactions (Non-GAAP)	—	12,501	—	32,227
Non-Agency CMBS Linked Transactions (Non-GAAP), including Non U.S.	—	234	—	119
Total (Non-GAAP)	$3,633,691	$4,134,551	$3,775,263	$3,393,434
Maximum borrowings during the period (Non-GAAP)(2)	3,628,233	4,254,145	3,968,357	4,254,145

(1)         Other securities and Whole-Loans include average repurchase borrowings of $13.6 million and $10.2 million for Residential Whole-Loans owned through trust certificates for the three and six months ended June 30, 2015, respectively.  The trust certificates are eliminated upon consolidation.

(2)         Amount represents the maximum borrowings at month-end during each of the respective periods.

Derivative Instruments.  As of June 30, 2015, we had entered into interest rate swaps designed to mitigate the effects of increases in interest rates under a portion of our repurchase agreements as such repurchase agreements are renewed and/or extended.  The interest rate swaps generally provide for fixed interest rates that are indexed off of LIBOR and are viewed by us to effectively fix the floating interest rates, on our repurchase agreements.  In managing our interest rate swap position in conjunction with our hedging strategy and potential tax implications, we may enter into variable-rate payment swaps which effectively act as an offset to fixed-rate payment swaps.  As of June 30, 2015, we had approximately $7.4 billion of variable-rate payment swaps in addition to $1.2 billion of forward starting variable-rate payment swaps.

The following tables present information about our fixed pay rate interest rate swaps as of June 30, 2015 and December 31, 2014 (dollars in thousands):

	June 30, 2015
Remaining Interest Rate Swap Term	Notional Amount	Fair Value — Asset (Liability), net	Average Fixed Pay Rate	Average Maturity (Years)	Forward Starting
1 year or less	$639,300	$(472)	0.5%	0.7	—%
Greater than 1 year and less than 3 years	2,758,200	(6,964)	0.9	1.7	—
Greater than 3 years and less than 5 years	2,749,400	(18,433)	1.8	4.6	—
Greater than 5 years	6,151,470	(70,673)	2.5	9.9	35.8
Total	$12,298,370	$(96,542)	1.9%	6.4	17.9%

	December 31, 2014
Remaining Interest Rate Swap Term	Notional Amount	Fair Value — Asset (Liability), net	Average Fixed Pay Rate	Average Maturity (Years)	Forward Starting
1 year or less	$89,300	$(111)	0.5%	0.9	—%
Greater than 1 year and less than 3 years	1,972,300	(733)	0.8	1.8	20.3
Greater than 3 years and less than 5 years	603,000	(4,597)	1.8	4.2	—
Greater than 5 years	3,103,770	(156,952)	2.8	9.4	63.1
Total	$5,768,370	$(162,393)	2.0%	6.2	40.9%

The following tables present information about our variable pay rate interest rate swaps as of June 30, 2015 and December 31, 2014 (dollars in thousands):

	June 30, 2015
Remaining Interest Rate swap Term	Notional Amount	Fair Value — Asset (Liability), net	Average Variable Pay Rate	Average Maturity (Years)	Forward Starting
Greater than 1 years and less than 3 years	$930,000	$620	0.3%	1.9	76.3%
Greater than 3 years and less than 5 years	3,014,200	(5,059)	0.3	4.7	—
Greater than 5 years	4,605,600	(18,761)	0.3	10.7	10.3
Total	$8,549,800	$(23,200)	0.3%	7.6	13.9%

	December 31, 2014
Remaining Interest Rate swap Term	Notional Amount	Fair Value — Asset (Liability), net	Average Variable Pay Rate	Average Maturity (Years)	Forward Starting
Greater than 1 years and less than 3 years	$220,000	$(164)	0.2%	2.0	—%
Greater than 3 years and less than 5 years	634,000	2,210	0.2	4.5	—
Greater than 5 years	1,309,600	45,229	0.2	12.1	8.4
Total	$2,163,600	$47,275	0.2%	8.8	5.1%

The following tables present information about our interest rate swaptions as of June 30, 2015 and December 31, 2014 (dollars in thousands):

	June 30, 2015
	Option		Underlying Swap
Fixed-Pay Rate for Underlying Swap	Fair Value	Weighted Average Months Until Option Expiration	Notional Amount	Weighted Average Swap Term (Years)
2.26 – 2.50%	$35	11.8	$105,000	1.0
	$35	11.8	$105,000	1.0

	December 31, 2014
	Option		Underlying Swap
Fixed-Pay Rate for Underlying Swap	Fair Value	Weighted Average Months Until Option Expiration	Notional Amount	Weighted Average Swap Term (Years)
2.26 – 2.50%	$178	17.8	$105,000	1.0
	$178	17.8	$105,000	1.0

We also purchased or shorted TBAs.  As of June 30, 2015 and December 31, 2014, we had contracts to purchase (“long position”) and sell (“short position”) TBAs on a forward basis.  Following is a summary of our long and short TBA positions reported in Derivative assets, at fair value, on the Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014 (dollars in thousands):

	June 30, 2015		December 31, 2014
	Notional Amount	Fair Value	Notional Amount	Fair Value
Purchase contracts, asset	$1,510,000	$2,690	$2,915,000	$17,457
Sale contracts, asset	(580,000)	30	—	—
TBA securities, asset	930,000	2,720	2,915,000	17,457
Purchase contract, liability	800,000	(2,887)	—	—
Sale contracts, liability	(1,730,000)	(4,670)	(2,590,000)	(12,355)
TBA securities, liability	(930,000)	(7,557)	(2,590,000)	(12,355)
TBA securities, net	$—	$(4,837)	$325,000	$5,102

The following table presents additional information about our contracts to purchase and sell TBAs for the six months ended June 30, 2015 (dollars in thousands):

	Notional Amount as of December 31, 2014	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount as of June 30, 2015
Purchase of TBAs	$2,915,000	$15,816,000	$(16,421,000)	$2,310,000
Sale of TBAs	$2,590,000	$16,141,000	$(16,421,000)	$2,310,000

We also enter into Eurodollar and U.S. Treasury futures. As of June 30, 2015, we had entered into contracts to sell (“short position”) U.S. Treasuries with a notional amount of $6.5 million, a fair value in a liability position of $19 thousand and an expiration date of September 2015. As of December 31, 2014, we had purchase contracts (“long position”) for Eurodollar futures, representing a notional amount of $592.0 million with a fair value of $451 thousand and an expiration date of June 2016. In addition, as of December 31, 2014, we had sale contracts (“short position”) for Eurodollar futures, representing a notional amount of $592.0 million with a fair value in a liability position of $1.2 million and an expiration date of June 2018. During the three months ended June 30, 2015, we terminated both Eurodollar futures and realized a net loss of $459 thousand.

We have invested in and, in the future, may invest in additional assets which are denominated in a currency or currencies other than U.S. dollars.  Similarly, we have and may in the future, finance such assets in a currency or currencies other than U.S. dollars.  In order to mitigate the impact to us, we may enter into derivative financial instruments, including foreign currency swaps and foreign currency forwards, to manage fluctuations in the valuation between U.S. dollars and such foreign currencies.  Foreign currency swaps involve the payment of a foreign currency at fixed interest rate on a fixed notional amount and the receipt of U.S. dollars at a fixed interest rate on a fixed notional amount.  Foreign currency forwards provide for the payment of a fixed amount of a foreign currency in exchange for a fixed amount of U.S. dollars at a date certain in the future.  The carrying value of foreign currency swaps and forwards is included in Derivative assets (liabilities), at fair value on the Consolidated Balance Sheets with changes in valuation included in Gain (loss) on derivative instruments, net on the Consolidated Statement of Operations.  The following is a summary of our foreign currency forwards at June 30, 2015 and December 31, 2014 (dollars and euros in thousands):

	June 30, 2015
Derivative Type	Notional Amount	Notional (USD Equivalent)	Maturity	Fair Value

Buy EUR/Sell USD currency forward	€11,043	$12,030	July 2015	$275
Currency forwards, assets	€11,043	12,030	n/a	$275
Buy USD/Sell EUR currency forward	€5,083	$5,431	July 2015	$(233)
Buy USD/Sell EUR currency forward	3,500	3,893	July 2015	(7)
Currency forwards, liabilities	€8,583	$9,324	n/a	$(240)
Total currency forwards	€19,626	$21,354	n/a	$35

	December 31, 2014
Derivative Type	Notional Amount	Notional (USD Equivalent)	Maturity	Fair Value
Buy USD/Sell EUR currency forward	€3,331	$4,143	January 2015	$112
Buy USD/Sell EUR currency forward	7,766	9,417	January 2015	21
Buy USD/Sell EUR currency forward	3,471	4,211	February 2015	9
Buy EUR/Sell USD currency forward	5,000	6,051	January 2015	1
Currency forwards, assets	€19,568	$23,822	n/a	$143
Buy USD/Sell EUR currency forward	€5,043	$6,104	February 2015	$(1)
Buy EUR/Sell USD currency forward	11,156	13,542	April 2015	(30)
Buy EUR/Sell USD currency forward	11,156	13,914	January 2015	(415)
Currency forwards, liabilities	€27,355	$33,560	n/a	$(446)
Total currency forwards	€46,923	$57,382	n/a	$(303)

The following is a summary of our foreign currency swaps with a fair value of $7.1 million and $3.9 million at June 30, 2015 and December 31, 2014, respectively (dollars and euros in thousands):

	Date entered	Maturity	Fixed Rate	Denomination	Notional Amount
Payer	June 2014	July 2024	7.25%	EUR	18,500
Receiver	June 2014	July 2024	9.005%	USD	25,160

Net Interest Income

We earned interest income, net of premium amortization and amortization/recovery of basis, and inclusive of discount accretion of approximately $41.0 million and $81.8 million for the three and six months ended June 30, 2015, respectively and approximately $44.6 million and $68.0 million for the three and six months ended June 30, 2014, respectively which represents interest earned on our assets.  We incurred interest expense of approximately $6.6 million and $13.0 million for the three and six months ended June 30, 2015, respectively and approximately $6.0 million and $9.4 million for the three and six months ended June 30, 2014, respectively, which was related to borrowings from repurchase agreements.  The decrease in interest income and interest expense for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014, is primarily the result of lower overall leverage.  The increase in interest income and interest expense for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 is primarily attributable to the overall increase in the size of the portfolio.  Notwithstanding the foregoing, the increase in our average yield and average cost funds for the three and six months ended June 30, 2015, as compared to the three and six month periods ended June 30, 2014, is primarily the result in the change in the composition of our portfolio.  When we went public in 2012, our focus was on Agency RMBS and at year-end, our portfolio consisted almost entirely of Agency RMBS. In 2013, the percentage of Agency RMBS in our portfolio decreased from 99.9% to 94.9% with the difference being invested almost entirely in Non-Agency RMBS.  This trend continued in 2014, with the percentage of Agency RMBS decreasing to 77.8% and the percentage of Non-Agency RMBS and CMBS increasing to 13.5% and 6.7% respectively.  As we shifted to a more credit-oriented portfolio, our average yield increased to 3.89% and 3.78% for the three and six months ended June 30, 2015, respectively, from 3.79% and 3.59%, for the three and six months ended June 30, 2014, respectively.  While our average cost of funds also increased to 0.71% and 0.68% for the three and six months ended June 30, 2015, respectively, from 0.58% and 0.56% for the three and six months ended June 30, 2014. The increase in cost of funds was offset by the increase in average yield, resulting in a slight decrease in net interest spread to 3.18% from 3.21% for the three months ended June 30, 2015 and 2014, respectively, and an increase in net interest spread to 3.10% from 3.03% for the six months ended June 30, 2015 and 2014, respectively.  Other factors impacting interest income include assumptions pertaining prepayments, defaults and loss severity.  Cost of repurchase financing for Agency RMBS remained relatively constant over the past three years as the Federal Reserve continued to maintain its accommodative monetary policy.  We have supplemented our discussion of GAAP net interest income discussed above, with a discussion below of our net interest rate spread including interest income (expense) on Agency and Non-Agency Interest-Only Strips accounted as derivatives and net interest income (expenses), net incurred on swaps and linked-transactions, which only apply to the three and six months ended June 30, 2014, a Non-GAAP measure, defined below, which gives a more concise view of our hedged portfolio as a whole.

Our effective gross yield, a non-GAAP measure, for the three and six months ended June 30, 2015 was 3.98% and 3.85%, respectively and for the three and six months ended June 30, 2014 was 3.86% and 3.74%, respectively.  Our effective gross yield, a non-GAAP measure, increased for the three and six months ended June 30, 2015 as compared to June 30, 2014 due to the change in composition of our portfolio to more credit-oriented assets.  Our effective cost of funds, a non-GAAP measure, for the three and six months ended June 30, 2015 was 1.19 % and 0.99%, respectively and for the three and six months ended June 30, 2014 was 1.17% and 1.40%, respectively. Both the increase in our effective cost of funds for the three months ended June 30, 2015 and 2014, respectively, and the decrease in our effective cost of funds for the six months ended June 30, 2015 and 2014, respectively, primarily resulted from a decrease in hedging costs.

The following tables set forth certain information regarding our net investment income for the three and six months ended June 30, 2015 and June 30, 2014:

	For the three months ended June 30, 2015
(dollars in thousands)	Agency RMBS	Non-Agency RMBS	Agency and Non-Agency CMBS	Other securities and Whole- Loans	Total

Average amortized cost of securities	$3,014,793	$570,666	$477,362	$166,232	$4,229,053

Total interest income (1)	$21,535	$9,551	$7,402	$2,541	$41,029

Yield on average securities	2.86%	6.71%	6.22%	5.83%	3.89%

Average balance of repurchase agreements	$2,736,483	$422,987	$366,215	$108,006	$3,633,691

Total interest expense	$2,863	$1,694	$1,422	$598	$6,577

Average cost of funds (2)	0.42%	1.61%	1.56%	2.22%	0.71%

Net interest income	$18,672	$7,857	$5,980	$1,943	$34,452

Net interest rate spread	2.44%	5.10%	4.66%	3.61%	3.18%

(1)Amount includes net (amortization of premiums), accretion of discounts and (amortization/recovery of basis) of approximately $(12.5) million for Agency RMBS, approximately $(2.0) million for Non-Agency RMBS, approximately $(50) thousand for Agency and Non-Agency CMBS and approximately $801 thousand for other securities and Whole-Loans for the three months ended June 30, 2015.

(2)  For the three months ended June 30, 2015, cost of funds does not include accrual and settlement of interest, net of premium amortization on MAC swaps, of approximately $4.2 million associated with derivative instruments. In accordance with GAAP, such costs are included in gain (loss) on derivative instruments, in the Consolidated Statement of Operations.

	For the six months ended June 30, 2015
(dollars in thousands)	Agency RMBS	Non-Agency RMBS	Agency and Non-Agency CMBS	Other securities and Whole- Loans	Total

Average amortized cost of securities	$3,157,933	$599,878	$468,744	$141,912	$4,368,467

Total interest income (1)	$43,579	$18,994	$14,878	$4,384	$81,835

Yield on average securities	2.78%	6.38%	6.40%	5.96%	3.78%

Average balance of repurchase agreements	$2,876,416	$441,426	$360,407	$97,014	$3,775,263

Total interest expense	$5,842	$3,421	$2,759	$957	$12,979

Average cost of funds (2)	0.41%	1.56%	1.54%	1.99%	0.68%

Net interest income	$37,737	$15,573	$12,119	$3,427	$68,856

Net interest rate spread	2.37%	4.82%	4.86%	3.97%	3.10%

(1)Amount includes net (amortization of premiums), accretion of discounts and (amortization/recovery of basis) of approximately $(27.9) million for Agency RMBS, approximately $(4.4) million for Non-Agency RMBS, approximately $525 thousand for Agency and Non-Agency CMBS and approximately $1.1 million for other securities and Whole-Loans for the six months ended June 30, 2015.

(2)  For the six months ended June 30, 2015, cost of funds does not include accrual and settlement of interest, net of premium amortization on MAC swaps, of approximately $5.6 million associated with derivative instruments. In accordance with GAAP, such costs are included in gain (loss) on derivative instruments, in the Consolidated Statement of Operations.

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

(1)Amount includes net (amortization of premiums), accretion of discounts and (amortization/recovery of basis) of approximately $(13.9) million for Agency RMBS, approximately $(516) thousand for Non-Agency RMBS, approximately $291 thousand for Agency and Non-Agency CMBS, and approximately $114 thousand for other securities for three months ended June 30, 2014. In accordance with GAAP, interest income does not include $251 thousand for linked transactions for the three months ended June 30, 2014; instead such amounts are included in gain (loss) on linked transactions.

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

The following tables set forth certain information regarding our net investment income for the three and six months ended June 30, 2015 and June 30, 2014, see “Non-GAAP Financial Measures”:

For the three months ended June 30, 2015:

Non- GAAP Financial Measures:

(dollars in thousands)	Agency RMBS	Non-Agency RMBS	Agency and Non-Agency CMBS	Other securities and Whole-Loans	Total

Average amortized cost of securities held including Agency and Non-Agency Interest-Only Strips accounted for as derivatives	$3,077,444	$574,086	$491,674	$166,232	$4,309,436

Total interest income including interest income on Agency and Non-Agency Interest-Only Strips accounted for as derivatives (1)	$22,621	$9,670	$7,750	$2,541	$42,582

Yield on average amortized cost of securities including adjustments related to cost of Agency and Non-Agency Interest-Only Strips accounted for as derivatives	2.95%	6.76%	6.03%	6.13%	3.98%

Average balance of repurchase agreements	$2,736,483	$422,987	$366,215	$108,006	$3,633,691

Total interest expense including interest income (expense), net incurred on interest rate swaps(2)	$6,445	$1,977	$1,717	$597	$10,736

Average cost of funds including interest income (expense) on Agency and Non-Agency Interest-Only Strips accounted for as derivatives and interest income (expense), net incurred on interest rate swaps	0.94%	1.88%	1.88%	2.22%	1.19%

Net interest income including interest income (expense) on Agency and Non-Agency Interest-Only Strips, accounted for as derivatives and interest income (expense), net incurred on interest rate swaps	$16,176	$7,693	$6,033	$1,944	$31,846

Net interest rate spread including interest income (expense) on Agency and Non-Agency Interest-Only Strips accounted as derivatives and interest income (expense), net incurred on interest rate swaps	2.01%	4.88%	4.15%	3.91%	2.79%

(1) Amounts for the three months ended June 30, 2015 includes net (amortization of premiums), accretion of discounts and (amortization/recovery of basis) of approximately $(18.0) million. This amount is composed of approximately $(12.5) million for Agency RMBS included in interest income, approximately $(2.0) million for Non-Agency RMBS included in interest income, approximately $(50) thousand for Agency and Non-Agency CMBS included in interest income, approximately $801 thousand for Other securities and Whole-Loans included in interest income and approximately $(4.2) million of amortization/recovery of basis on Agency and Non-Agency Interest-Only Strips accounted for as derivatives (Non-GAAP measure), not reported in interest income for GAAP (included in Loss on derivative instruments).

(2)  Represents the net amount paid, including accrued amounts and premium amortization for MAC interest rate swaps during the period included in loss on derivative instruments for GAAP.

For the six months ended June 30, 2015:

Non- GAAP Financial Measures:

(dollars in thousands)	Agency RMBS	Non-Agency RMBS	Agency and Non-Agency CMBS	Other securities and Whole-Loans	Total

Average amortized cost of securities held including Agency and Non-Agency Interest-Only Strips accounted for as derivatives	$3,224,992	$603,556	$483,448	$141,912	$4,453,908

Total interest income including interest income on Agency and Non-Agency Interest-Only Strips accounted for as derivatives (1)	$45,600	$19,231	$15,565	$4,384	$84,780

Yield on average amortized cost of securities including adjustments related to cost of Agency and Non-Agency Interest-Only Strips accounted for as derivatives	2.85%	6.43%	6.16%	6.23%	3.85%

Average balance of repurchase agreements	$2,876,416	$441,426	$360,407	$97,014	$3,775,263

Total interest expense including interest income (expense), net incurred on interest rate swaps(2)	$10,665	$3,787	$3,142	$957	$18,551

Average cost of funds including interest income (expense) on Agency and Non-Agency Interest-Only Strips accounted for as derivatives and interest income (expense), net incurred on interest rate swaps	0.75%	1.73%	1.76%	1.99%	0.99%

Net interest income including interest income (expense) on Agency and Non-Agency Interest-Only Strips, accounted for as derivatives and interest income (expense), net incurred on interest rate swaps	$34,935	$15,444	$12,423	$3,427	$66,229

Net interest rate spread including interest income (expense) on Agency and Non-Agency Interest-Only Strips accounted as derivatives and interest income (expense), net incurred on interest rate swaps	2.10%	4.70%	4.40%	4.24%	2.86%

(1) Amounts for the six months ended June 30, 2015 includes net (amortization of premiums), accretion of discounts and (amortization/recovery of basis) of approximately $(39.4) million. This amount is composed of approximately $(27.9) million for Agency RMBS included in interest income, approximately $(4.4) million for Non-Agency RMBS included in interest income, approximately $525 thousand for Agency and Non-Agency CMBS included in interest income, approximately $1.1 million for Other securities and Whole-Loans included in interest income and approximately $(8.7) million of amortization/recovery of basis on Agency and Non-Agency Interest-Only Strips accounted for as derivatives (Non-GAAP measure), not reported in interest income for GAAP (included in Loss on derivative instruments).

(2)  Represents the net amount paid, including accrued amounts and premium amortization for MAC interest rate swaps during the period included in loss on derivative instruments for GAAP.

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

Other Income (Loss)

The following tables present the sales of our MBS, other securities and Whole-Loans (dollars in thousands):

	For the three months ended June 30, 2015
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Agency RMBS	$208,249	$3,545	$(680)	$2,865
Agency and Non-Agency CMBS	63,345	863	(9)	854
Other securities and Whole-Loans	16,365	562	—	562
Total	$287,959	$4,970	$(689)	$4,281

	For the six months ended June 30, 2015
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Agency RMBS (1)	$509,981	$3,833	$(3,577)	$256
Non-Agency RMBS	207,594	9,761	(174)	9,587
Agency and Non-Agency CMBS	90,888	1,351	(9)	1,342
Other securities and Whole-Loans	16,365	562	—	562
Total	$824,828	$15,507	$(3,760)	$11,747

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

With respect to our MBS, other securities and Residential and Commercial Whole-Loans, we elected the fair value option and, as a result, we record the change in fair value related to MBS, other securities and Residential and Commercial Whole-Loans in earnings.  The following tables present amounts related to realized gains and losses as well as changes in fair value of our investment portfolio and derivative instruments that are included in our Consolidated Statement of Operations for the three and six months ended June 30, 2015 and June 30, 2014 (dollars in thousands):

For the three months ended June 30, 2015:

Description	Realized Gain (Loss), net	Contractual interest income (expense), net(1)	Other loss on Mortgage -backed securities	Unrealized Gain (Loss), net	Return (Recovery) of Basis	Mark-to- market adjustments	Total

MBS, Other Securities and Residential and Commercial Whole-Loans	$4,281	$—	$(4,316)	$(42,849)	$—	$—	$(42,884)
Cash and cash equivalents (2)	1,093	47	—	(1,751)	—	—	(611)

Derivative Instruments:
Interest rate swaps	(8,513)	(4,526)	—	—	367	34,697	22,025
Interest rate swaptions	(4,436)	—	—	—	—	730	(3,706)
Agency and Non-Agency Interest-Only Strips accounted for as derivatives	—	5,609	—	—	(4,235)	2,228	3,602
Futures contracts	(459)	—	—	—	—	795	336
Foreign currency forwards	(1,492)	—	—	—	—	1,533	41
Foreign currency swaps	—	179	—	—	—	(1,064)	(885)
TBAs	(971)	—	—	—	—	(7,288)	(8,259)
Total	$(10,497)	$1,309	$(4,316)	$(44,600)	$(3,868)	$31,631	$(30,341)

(1) Contractual interest income (expense), net on derivative instruments includes interest settlement paid or received.

(2) Cash and cash equivalents realized gain (loss) net includes gain (loss) on foreign currency transactions.

For the six months ended June 30, 2015:

Description	Realized Gain (Loss), net	Contractual interest income (expense), net(1)	Other loss on Mortgage -backed securities	Unrealized Gain (Loss), net	Return (Recovery) of Basis	Mark-to- market adjustments	Total

MBS, Other Securities and Residential and Commercial Whole-Loans	$11,749	$—	$(8,967)	$(14,439)	$—	$—	$(11,657)
Cash and cash equivalents (2)	2,798	35	—	(1,060)	—	—	1,773

Derivative Instruments:
Interest rate swaps	(9,562)	(6,310)	—	—	738	(18,508)	(33,642)
Interest rate swaptions	(3,723)	—	—	—	—	(143)	(3,866)
Agency and Non-Agency Interest-Only Strips accounted for as derivatives	(2)	11,263	—	—	(8,713)	(167)	2,381
Futures contracts	(459)	—	—	—	—	721	262
Foreign currency forwards	846	—	—	—	—	338	(508)
Foreign currency swaps	—	395	—	—	—	3,292	3,687
TBAs	6,477	—	—	—	—	(9,939)	(3,462)
Total	$6,432	$5,383	$(8,967)	$(15,499)	$(7,975)	$(24,406)	$(45,032)

(1) Contractual interest income (expense), net on derivative instruments includes interest settlement paid or received.

(2) Cash and cash equivalents realized gain (loss) net includes gain (loss) on foreign currency transactions.

For the three months ended June 30, 2014, as Revised (See Note 2):

Description	Realized Gain (Loss), net	Contractual interest income (expense), net(1)	Other loss on Mortgage -backed securities	Unrealized Gain (Loss), net	Basis Recovery	Mark-to- market adjustments	Total

MBS and Other Securities	$(11,278)	$—	$(2,999)	$114,117	$—	$—	$99,840
Cash and cash equivalents	—	24	—	—	—	—	24

Derivative Instruments:
Interest rate swaps	(6,788)	(6,083)	—	—	—	(61,835)	(74,706)
Interest rate swaptions	(5,908)	—	—	—	—	4,333	(1,575)
Agency and Non-Agency Interest-Only Strips accounted for as derivatives	(275)	6,139	—	—	(4,507)	1,803	3,160
Futures contracts	(16,495)	—	—	—	—	(229)	(16,724)
Foreign currency forwards	—	—	—	—	—	(138)	(138)
Foreign currency swaps	—	1	—	—	—	15	16
TBAs	20,191	—	—	—	—	3,099	23,290
Linked Transactions	—	710	—	—	(509)	487	688
Total	$(20,553)	$791	$(2,999)	$114,117	$(5,016)	$(52,465)	$33,875

(1) Contractual interest income (expense), net on derivative instruments includes interest settlement paid or received.

For the six months ended June 30, 2014, as Revised (See Note 2):

Description	Realized Gain (Loss), net	Contractual interest income (expense), net(1)	Other loss on Mortgage -backed securities	Unrealized Gain (Loss), net	Basis Recovery	Mark-to- market adjustments	Total

MBS and Other Securities	$(7,562)	$—	$(4,708)	$145,208	$—	$—	$132,938
Cash and cash equivalents	—	12	—	—	—	—	12

Derivative Instruments:
Interest rate swaps	(6,786)	(13,936)	—	—	—	(107,331)	(128,053)
Interest rate swaptions	(5,908)	—	—	—	—	(4,991)	(10,899)
Agency and Non-Agency Interest-Only Strips accounted for as derivatives	(1,144)	14,565	—	—	(10,099)	583	3,905
Futures contracts	(16,495)	—	—	—	—	(111)	(16,606)
Foreign currency forwards	—	—	—	—	—	(138)	(138)
Foreign currency swaps	—	1	—	—	—	15	16
TBAs	22,561	—	—	—	—	2,631	25,192
Linked Transactions	1,290	3,463	—	—	(2,559)	713	2,907
Total	$14,044	$4,105	$(4,708)	$145,208	$(12,658)	$(108,629)	$9,274

(1) Contractual interest income (expense), net on derivative instruments includes interest settlement paid or received. In addition, contractual interest income (expense), net on linked transactions includes amortization of approximately $122 thousand for Non-Agency RMBS.

With respect to our portfolio, OTTI is generally recorded when the credit quality of the underlying collateral deteriorates and or the schedule payments on our IO securities, which are not characterized as derivatives, are faster than previously projected.   The credit deterioration could be as a result of, but not limited to increased projected realized losses, foreclosures, delinquencies and the likelihood of the borrower being able to make payments in the future.  Generally, a prepayment occurs when the collateral securing a loan is sold or transferred and/or the loan has a higher interest rate relative to current interest rates and lenders are willing to extend credit at the lower current interest rate.

In order to mitigate interest rate risk resulting from our future repurchase agreement borrowings, we entered into interest rate swaps with an aggregate notional amount of approximately $20.8 billion, of which $3.4 billion are forward starting.  As of June 30, 2015, our effective swaps are comprised of approximately $10.1 billion fixed pay rate swaps and $7.4 billion are variable pay swaps, which effectively fix (for the life of the swap) the floating interest rate of approximately $2.7 billion of borrowings.  We also invested in interest rate swaptions with an aggregate notional amount of approximately $105.0 million at June 30, 2015.  Similarly, we have entered into currency swaps and currency forwards with an aggregate notional amount of approximately $46.5 million (€38.1 million) in order to mitigate our foreign currency risk on our euro denominated assets and liabilities.  While not designated as a hedge for accounting purposes, our current and future interest rate swaps, interest rate swaptions, foreign currency swaps and foreign currency forwards are, collectively viewed as an economic hedge on a portion of our floating-rate borrowings and foreign currency rate exposure, respectively.  Since we do not apply hedge accounting for these instruments, we record the change in fair value related to such agreements in earnings in gain (loss) on derivative instruments, net.  Included in Gain (loss) on derivative instruments, net in our Consolidated Statement of Operations are the net interest rate swap payments and currency payments (including accrued amounts) associated with these instruments.

Expenses

General and Administrative Expenses

We incurred general and administrative expenses of approximately $3.1 million and $6.0 million for the three and six months ended June, 2015, respectively and approximately $2.4 million and $4.5 million for the three and six months ended June 30, 2014, respectively, which represents professional fees, insurance, non-cash stock based compensation and overhead costs of the Company. The increase in general and administrative expenses from 2015 over 2014 is primarily due to an increase in equity based compensation, professional fees, custodian fees resulting from the successful completion of our follow-on offering in April 2014, compensation expense for our chief financial officer and controller, and transaction costs related to the implementation of our Residential Whole-Loan program.

Management Fee Expense

We incurred management fee expense of approximately $2.7 million and $5.4 million for the three and six months ended June 30, 2015, respectively and approximately $2.6 million and $4.4 million for the three and six months ended June 30, 2014, respectively, of which approximately $2.7 million was payable at June 30, 2015 to our Manager under the Management Agreement.  Pursuant to the terms of the Management Agreement, our Manager is paid a management fee equal to 1.5% per annum of our stockholders’ equity (as defined in the Management Agreement), calculated and payable (in cash) quarterly in arrears.  Management fees primarily increased from 2015 over 2014 due to an increase in our stockholder’s equity resulting from the successful completion of our follow-on offering in April 2014.

The management fees, expense reimbursements and the relationship between our Manager and us are discussed further in Note 12, “Related Party Transactions,” to the financial statements contained in this Quarterly Report on Form 10-Q.

Dividends

The following table presents cash dividends declared and paid by us on our common stock:

Declaration Date	Record Date	Payment Date	Amount per Share		Tax Characterization

2015
June 18, 2015	June 29, 2015	July 28, 2015	$0.64		Not yet determined
March 26, 2015	April 6, 2015	April 28, 2015	$0.67		Not yet determined

2014
December 18, 2014	December 29, 2014	January 27, 2015	$0.70		Ordinary income
September 23, 2014	October 3, 2014	October 28, 2014	$0.70		Ordinary income
June 19, 2014	June 30, 2014	July 29, 2014	$0.67		Ordinary income
March 20, 2014	March 31, 2014	April 29, 2014	$0.67		Ordinary income

2013
April 1, 2013	April 12, 2013	April 30, 2013	$0.95		Ordinary income
June 20, 2013	July 1, 2013	July 29, 2013	$0.90		Ordinary income
September 19, 2013	September 30, 2013	October 29, 2013	$0.90		Ordinary income
December 19, 2013	December 30, 2013	January 28, 2014	$2.35	(1)	Ordinary income

2012
July 26, 2012	August 6, 2012	August 14, 2012	$0.38		Ordinary income
September 20, 2012	October 1, 2012	October 25, 2012	$0.85		Ordinary income
December 19, 2012	December 31, 2012	January 29, 2013	$1.12		Ordinary income

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

Under our repurchase agreements and derivative contracts, lenders and counterparties retain the right to determine the fair value of the collateral pledged, or in the case of cleared swaps the required collateral may be determined by clearinghouse rules.  A reduction in the value of the collateral pledged will require us to provide additional collateral or fund cash margin calls.  Alternatively, since margins calls for our interest rate swaps and swaptions generally are inversely correlated to those of our repurchase agreements, our interest rate swap and swaptions counterparties would likely be required to post collateral with us during a period in which we were required to post collateral with our repurchase agreement counterparties.  Similarly, we would likely be required to post collateral with swap and swaption counterparties during periods in which our repo counterparties are required to post collateral with us.  During 2014 and continuing into 2015, the U.S. Treasury market has experienced a sustained period of volatility.  For the majority of 2015, such higher rate volatility has resulted in wider mortgage spreads and a higher cost of hedging.  We were able to satisfy our additional collateral requirements with cash on hand, unlevered or underleveraged securities, cash from rehypothecation of securities received as incremental collateral and proceeds from our repurchase agreement borrowings and/or our swaps and swaptions, respectively. We were not forced to involuntarily sell any of our assets, nor did any of counterparties sell any of our assets held by them as collateral.  During 2015 and 2014, we rehypothecated some of the U.S. Treasury securities we received as incremental collateral on our repurchase borrowings, swaps and swaptions, effectively entering into repurchase agreements with such securities, in order to increase our cash position.  The maximum amount of repurchase borrowings for the rehypothecated U.S. Treasury securities was $0 and $530 thousand for the three and six months ended June 30, 2015, respectively, and $0 during the three and six months ended June 30, 2014.  At June 30, 2015, no U.S. Treasury securities were rehypothecated.  In an instance of severe volatility, or where the additional stress on liquidity resulting from volatility is sustained over an extended period of time, we could be required to sell securities, possibly even at a loss to generate sufficient liquidity to satisfy collateral and margin requirements which could have a material adverse effect on our financial position, results of operations and cash flows.

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

Our primary sources of liquidity are as follows:

Cash Generated from Follow-On Public Offerings and Private Placements

During the six months ended June 30, 2015, we did not generate any proceeds from follow-on public offerings or private placements.  However, at the beginning of the second quarter of 2014, we completed a follow-on public offering, including the exercise by the underwriters of a portion of an option to acquire additional shares resulting in net proceeds to us of approximately $205.4 million.  In addition, we sold shares to our Manager in a private placement for an aggregate offering price of approximately $9.7 million.

Borrowing under Various Financing Arrangements

As of June 30, 2015, we had master repurchase agreements with 25 counterparties.  We had borrowings under repurchase agreements with 20 counterparties of approximately $3.4 billion at June 30, 2015.  The following tables present our borrowings by type of collateral pledged as of June 30, 2015 and June 30, 2014, and the respective effective cost of funds (Non-GAAP financial measure) for the three and six months ended June 30, 2015 and June 30, 2014, respectively.  See “Non-GAAP Financial Measures” (dollars in thousands):

Collateral	Repurchase Agreement Borrowings Outstanding June 30, 2015	Fair Value of Collateral Pledged (1)	Weighted Average Interest Rate end of period	Weighted Average Cost of Funds for the three months ended June 30, 2015	Weighted Average Effective Cost of Funds (Non- GAAP) for the for the three months ended June 30, 2015 (2)	Weighted Average Cost of Funds for the six months ended June 30, 2015	Weighted Average Effective Cost of Funds (Non- GAAP) for the for the six months ended June 30, 2015 (2)
Agency RMBS	$2,521,435	$2,608,602	0.43%	0.42%	0.94%	0.41%	0.75%
Non-Agency RMBS	407,910	585,599	1.64	1.61	1.88	1.56	1.73
Agency and Non-Agency CMBS(3)	364,277	496,971	1.61	1.56	1.88	1.54	1.76
Other securities and Whole-Loans(4)	112,738	150,944	1.90	2.22	2.22	1.99	1.99
Total	$3,406,360	$3,842,116	0.75%	0.71%	1.19%	0.68%	0.99%

(1)	Excludes approximately $57.8 million of cash collateral posted.

(2)

The effective cost of funds for the period presented is calculated on an annualized basis and includes interest expense for the period and net periodic interest payments on interest rate swaps, net of premium amortization on MAC swaps, of approximately $4.2 million and $5.6 million for the three and six months ended June 30, 2015, respectively. While interest rate swaps are not accounted for using hedge accounting, such instruments are viewed by us as an economic hedge against increases in interest rates on our liabilities and are treated as hedges for purposes of satisfying the REIT requirements. See “Non-GAAP Financial Measures”.

(3)	Including Non U.S. CMBS pledged as collateral and Non U.S. repurchase agreement borrowings.

(4)

Other securities and Whole-Loans includes repurchase borrowings of $17.0 million and collateral pledged attributed to Residential Whole-Loans owned through trust certificates with a fair value of $22.2 million at June 30, 2015. The trust certificates are eliminated upon consolidation.

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

As of June 30, 2015, our repurchase agreements with 25 counterparties, require collateral in excess of the loan amount, or haircuts, ranging from a low of 3.0% to a high of 5.0% for Agency RMBS, exclusive of IOs and IIOs for which the haircuts are as high as 25.0%. For Non-Agency RMBS and Agency and Non-Agency CMBS, haircuts range from a low of 13.1% to a high of 45.0%. Haircuts for other securities and Whole-Loans range from a low of 20.0% to a high of 50.0%. Declines in the value of our portfolio can trigger margin calls by our lenders under our repurchase agreements.  Margin calls could adversely affect our liquidity. Our inability to post adequate collateral for a margin call by the counterparty could result in a condition of default under our repurchase agreements.  An event of default or termination event would give some of our counterparties the option to terminate all existing repurchase transactions with us and require any amount due to the counterparties by us to be payable immediately.  If this were to occur, we may be forced to sell assets under adverse market conditions or through foreclosure which may have a material adverse consequence on our business, financial position, our results of operations and cash flows.  During the six months ended June 30, 2015, we were able to satisfy margin calls using cash on hand, unlevered or underleveraged securities, cash from rehypothecation of securities received as incremental collateral and cash from our repurchase agreement borrowings.  No event of default occurred.

Under the repurchase agreements, the respective lenders and counterparties, subject to the terms of the individual agreements, retain the right to determine the fair value of the underlying collateral.  A reduction in the value of pledged assets requires us to provide additional collateral or fund margin calls.  In addition, certain of the repurchase agreements may be terminated by our counterparties if we do not maintain certain equity and leverage metrics.  We are compliant with these tests at June 30, 2015.  At June 30, 2015, MBS and other assets held by counterparties as security for repurchase agreements totaled approximately $3.8 billion, inclusive of $22.2 million for repurchase agreements for Residential Whole-Loans owned through trust certificates.  At December 31, 2014, MBS and other securities held by counterparties as security for repurchase agreements totaled approximately $4.4 billion, inclusive of MBS and other securities posted of $52.5 million for repurchase agreements accounted for as linked transactions and $7.2 million for repurchase agreements for Residential Whole-Loans owned through trust certificates.

We are also required to pledge cash or securities as collateral as part of a margin arrangement for our derivative contracts, calculated daily, subject either to the terms of individual agreements for bilateral agreements and the clearinghouse rules in the case of cleared swaps. The amount of margin that we are required to post will vary and generally reflects collateral posted with respect to swaps that are in an unrealized loss position to us and a percentage of the aggregate notional amount of swaps per counterparty as well as margin posted with our clearing broker, pursuant to clearinghouse rules and practices, for cleared swaps.  Conversely, if our bilateral swaps and swaptions are in an unrealized gain position, our counterparties are required to post collateral with us, under the same terms that we post collateral with them.  On occasion we may enter into a MAC interest rate swap in which we may receive or make a payment at the time of entering such interest rate swap to compensate for the out of the market nature of such interest rate swap.  Similar to all other interest rate swaps, these interest rate swaps are also subject to margin requirements previously described.

Cash collateral held by counterparties at June 30, 2015 was approximately $231.7 million, which is included in Due from counterparties on our Consolidated Balance Sheets, comprised of approximately $57.8 million held in connection with repurchase agreement borrowings, approximately $109 thousand held in connection with our futures contracts, approximately $1.5 million held in connection with TBAs and approximately $172.3 million held by our interest rate swap and swaption counterparties.  Cash collateral held by counterparties at December 31, 2014 was approximately $184.8 million, which is included in Due from counterparties on our Consolidated Balance Sheets, comprised of approximately $25.7 million held in connection with repurchase agreement borrowings, approximately $959 thousand held in connection with our futures contracts, approximately $0 held in connection with TBAs and approximately $158.1 million held by our interest rate swap counterparties.  At June 30, 2015, Due to counterparties on our Consolidated Balance Sheets was comprised of approximately $530 thousand posted with us by our repurchase agreement counterparties, approximately $880 thousand posted in connection with our TBAs and approximately $7.1 million posted by our interest rate swap and swaption counterparties.  At December 31, 2014, Due to counterparties on our Consolidated Balance Sheets was comprised of approximately $2.1 million posted with us by our repurchase agreement counterparties, approximately $6.6 million posted in connection with our TBAs and approximately $3.5 million posted by our interest rate swap and swaption counterparties.  In addition, at June 30, 2015 and December 31, 2014, we held securities of $0 and approximately $530 thousand, respectively, received as collateral from our repurchase agreement counterparties to satisfy margin requirements.

We had approximately $450 thousand and $166.6 million, respectively of unsettled purchased securities as of June 30, 2015 and December 31, 2014, included in Investment related payables on our Consolidated Balance Sheets. In addition, we had approximately $448 thousand and $162.8 million of unsettled sold securities as of June 30, 2015 and December 31, 2014, included in Investment related receivables on our Consolidated Balance Sheets.

Cash Generated from Operations

For the six months ended June 30, 2015, operating activities increased our cash balance by approximately $63.5 million. This was primarily attributable to the net interest income we earned on our investments for the six months ended net of adjustments pertaining to the amortization/accretion of premiums and discounts, which are non-cash items. For the six months ended June 30, 2014, operating activities increased our cash balance by approximately $36.4 million, as revised — see Note 2 for details. This was primarily attributable to the net interest income we earned on our investments for the six months net of adjustments pertaining to the amortization/accretion of premiums and discounts, which are non-cash items.

Cash Provided by and Used in Investing Activities

For the six months ended June 30, 2015, our investing activities increased our cash balance by approximately $538.6 million. This was primarily attributable to our proceeds from sales of MBS and other securities and by our receipt of principal payments on MBS and other securities, partially offset by cash expenditures to acquire MBS and other securities.  For the six months ended June 30, 2014, our investing activities decreased our cash balance by approximately $1.6 billion, as revised — see Note 2 for details. This was primarily attributable to our cash expenditures to acquire MBS, partially offset by proceeds from sales of MBS.

Cash Provided by and Used in Financing Activities

For the six months ended June 30, 2015, our financing activities decreased our cash balance by approximately $627.3 million. This was primarily attributable to a decrease in our net borrowings under repurchase agreements.  For the six months ended June 30, 2014, our financing activities increased our cash balance by approximately $1.6 billion, as revised — see Note 2 for details. This was primarily attributable to an increase in our net borrowings under repurchase agreements.

Other Potential Sources of Financing

We held cash of approximately $22.2 million and $1.0 million at June 30, 2015 and June 30, 2014, respectively.  Our primary sources of cash currently consist of repurchase facility borrowings, investment income, principal repayments and the proceeds of any future securities offering, to the extent available in the capital markets.  In the future, we expect our primary sources of liquidity to consist of payments of principal and interest we receive on our portfolio of assets, unused borrowing capacity under our financing sources and future issuances of equity and debt securities.

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

Contractual Obligations and Commitments

Our contractual obligations as of June 30, 2015 are as follows (dollars in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total

Borrowings under repurchase agreements	$3,406,360	—	—	—	$3,406,360
Investment related payables	450	—	—	—	450
TBA – long positions	2,400,378	—	—	—	2,400,378
Total: Non-GAAP Basis	5,807,188	—	—	—	5,807,188
TBA-long positions	2,400,378	—	—	—	2,400,378
Total: GAAP Basis –Excluding TBA-long positions	$3,406,810	—	—	—	$3,406,810

As of June 30, 2015, we have an obligation for approximately $6.6 million in contractual interest payments related to our repurchase agreements through the respective maturity date of each repurchase agreement.  In addition, at June 30, 2015, we had entered into repurchase agreement borrowings of approximately $17.6 million, which settled on July 2, 2015, with a weighted average interest rate of 1.54%, a weighted average contractual maturity of 92 days and secured by collateral of approximately $23.5 million. These borrowings are recorded as a liability in our Consolidated Balance Sheets when settled.

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

In addition, under the Management Agreement, we are required to reimburse our Manager for the expenses described below. Expense reimbursements to the Manager are made in cash on a regular basis. Our reimbursement obligation is not subject to any dollar limitation. Because our Manager’s personnel perform certain legal, accounting, due diligence tasks and other services that outside professionals or outside consultants otherwise would perform, our Manager may be paid or reimbursed for the documented cost of performing such tasks, provided that such costs and reimbursements are in amounts which are no greater than those which would be payable to outside professionals or consultants engaged to perform such services pursuant to agreements negotiated on an arm’s-length basis.  We also reimburse our Manager for certain direct costs, such as the travel expenses of our officers, incurred by our Manager on our behalf.  As of January 1, 2014, our chief financial officer became an employee of the Manager.  Accordingly, we reimburse Manager for his compensation and benefits as well as the compensation and benefits provided to our controller.  For the three and six months ended June 30, 2015, we recorded expenses, paid by the Manager on our behalf, totaling approximately $657 thousand and $794 thousand, respectively related to employee costs and benefits associated with our chief financial officer and controller, and approximately $199 thousand and $409 thousand for the three and six months ended June 30, 2014, respectively.

The Management Agreement may be amended, supplemented or modified by agreement between our Manager and us. The initial term of the Management Agreement was for three years (May 15, 2015) and it is automatically renewed for one-year terms on each anniversary thereafter unless previously terminated as described below. Our independent directors will review the Manager’s performance and any fees payable to the Manager annually and, following the initial term, the Management Agreement may be terminated annually upon the affirmative vote of at least two thirds (2/3) of our independent directors, based upon: (i) our Manager’s unsatisfactory performance that is materially detrimental to us; or (ii) our determination that any fees payable to our Manager are not fair, subject to our Manager’s right to prevent such termination due to unfair fees by accepting a reduction of management fees agreed to by at least two thirds (2/3) of our independent directors. If applicable, we are required to provide our Manager 180 days prior notice of any such termination. Unless terminated for cause, we will be required to pay our Manager a termination fee equal to three times the average annual management fee earned by our Manager during the prior 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination. Pursuant to the terms of the Management Agreement, the term of the Management Agreement has been extended for one year to May 15, 2016.

We may also terminate the Management Agreement at any time, including during the initial term, without the payment of any termination fee, with 30 days prior written notice from our Board of Directors for cause, which will be determined by at least two thirds (2/3) of our independent directors, which is defined as: (i) our Manager’s continued material breach of any provision of the Management Agreement (including our Manager’s failure to comply with our investment guidelines); (ii) our Manager’s fraud, misappropriation of funds, or embezzlement against us; (iii) our Manager’s gross negligence in the performance of its duties under the Management Agreement; (iv) the occurrence of certain events with respect to the bankruptcy or insolvency of our Manager, including an order for relief in an involuntary bankruptcy case or our Manager authorizing or filing a voluntary bankruptcy petition; (v) our Manager is convicted (including a plea of nolo contendere) of a felony; or (vi) the dissolution of our Manager.

Off-Balance Sheet Arrangements

As of June 30, 2015, we held contracts to purchase (“long position”) and sell (“short position”) TBAs on a forward basis.  If a counterparty to one of the TBAs that we enter into defaults on its obligations, we may not receive payments or securities due under the TBA agreement, and thus, we may lose any unrealized gain associated with that TBA transaction.

We do not have any relationships with any entities or financial partnerships, such as entities often referred to as structured investment vehicles, or special purpose or variable interest entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes.

Further, other than guaranteeing certain obligations of our wholly-owned taxable REIT subsidiary or TRS, we have not guaranteed any obligations of any entities or entered into any commitment to provide additional funding to any such entities.

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

On June 18, 2015, we declared a regular quarterly dividend of $0.64 per common share for the quarter ended June 30, 2015. The dividend was paid on July 28, 2015 to shareholders of record as of June 29, 2015.

Non-GAAP Financial Measures

Total Interest Income and Net Interest Income, including Interest Income on Agency and Non-Agency Interest-Only strips accounted for as derivatives and Effective Cost of Funds

Total interest income including interest income on Agency and Non-Agency Interest-Only Strips classified as derivatives and Effective Cost of Funds (as defined below) for the three and six months ended June 30, 2015 and June 30, 2014, constitute a Non-GAAP financial measures within the meaning of Regulation G promulgated by the SEC.  We believe that the measures presented in this Quarterly Report on Form 10-Q, when considered together with U.S. GAAP financial measures, provide information that is useful to investors in understanding our borrowing costs and net interest income, as viewed by us.  An analysis of any Non-GAAP financial measure should be made in conjunction with results presented in accordance with GAAP.

For purposes of evaluating operating results, we believe it useful to present investors with additional information pertaining to the net interest margin generated by our portfolio.  Net interest margin is gross interest, adjusted for amortization/accretion of bond premium/discount, less interest expense or financing cost.  GAAP requires that certain of our Agency and Non-Agency Interest Only Strips be treated as derivatives and, accordingly, the interest income associated with these securities be included with Gain (loss) on derivative instruments, net in our Consolidated Statement of Operations. Similarly, prior to January 1, 2015, GAAP required that interest income on linked transactions be included in Gain (loss) on linked transactions, net in our Consolidated Statement of Operations. Accordingly, in order to determine the gross interest income generated by our IO and IIO securities which are classified as derivatives and our MBS and other securities which are classified as linked transactions prior to January 1, 2015, we calculate the interest income on these securities as if they were not derivatives or linked transactions.  Starting in January 2015, we report our securities and the corresponding repurchase agreements which had previously been classified as linked transactions on a gross basis on our Consolidated Balance Sheets and with the corresponding interest income and interest expense reported in our Consolidated Statements of Operations.  See “Recent accounting pronouncements” for details.

The following table reconciles total interest income to interest income including interest income on Agency and Non- Agency Interest-Only Strips classified as derivatives and interest income on linked transactions prior to January 1, 2015(Non-GAAP financial measure) for the three and six months ended June 30, 2015 and June 30, 2014:

(in thousands)	For the three months ended June 30, 2015	For the three months ended June 30, 2014	For the six months ended June 30, 2015	For the six months ended June 30, 2014
Coupon interest income	$54,868	$58,652	$112,548	$93,230
Premium accretion, discount amortization and amortization of basis, net	(13,839)	(14,048)	(30,713)	(25,196)
Interest income	$41,029	$44,604	$81,835	$68,034

Contractual interest income, net of amortization of basis on Agency and Non-Agency Interest-Only Strips, classified as derivatives(1):
Coupon interest income	$5,610	$6,139	$11,264	$14,565
Amortization of basis (Non-GAAP Financial Measure)	(4,236)	(4,507)	(8,714)	(10,099)
Contractual interest income, net on Foreign currency swaps(1)	179	1	395	1
Contractual interest income, net of premium amortization, discount accretion and amortization of basis on Linked transactions (2):
Coupon interest	—	760	—	3,860
Premium amortization, discount accretion and amortization of basis, net	—	(509)	—	(2,681)
Subtotal	1,553	1,884	2,945	5,646
Total interest income, including interest income on Agency and Non-Agency Interest-Only Strips, classified as derivatives and Linked transactions - Non-GAAP Financial Measure	$42,582	$46,488	$84,780	$73,680

(1)         Reported in gain (loss) on derivative instruments in the Consolidated Statement of Operations.

(2)         Reported in gain (loss) on linked transactions in the Consolidated Statement of Operations.

Effective Cost of Funds includes the net interest component related to our interest rate swaps and borrowings under linked transactions prior to January 1, 2015, as well as the impact of our foreign currency swaps and forwards.  While we have not elected hedge accounting for these instruments, such derivative instruments are viewed by us as an economic hedge against increases in future market interest rates on our liabilities and changes in foreign currency exchange rates on our assets and liabilities and are characterized as hedges for purposes of satisfying the REIT requirements and therefore the Effective Cost of Funds reflects interest expense adjusted to include the realized loss (i.e., the interest expense component) for all of our interest rate swaps and the impact of our foreign currency swaps and forwards.  In addition, prior to January 1, 2015, our linked transactions were comprised of real estate securities and other structured securities, associated with repurchase agreements.  We view the cost of the associated repurchase agreements (interest expense) prior to January 1, 2015 as a component of our Effective Cost of Funds.

The following tables reconcile the Effective Cost of Funds (Non-GAAP financial measure) with interest expense for the three and six months ended June 30, 2015 and June 30, 2014:

	For the three months ended June 30, 2015		For the six months ended June 30, 2015
(dollars in thousands)	Reconciliation	Cost of Funds/Effective Borrowing Costs	Reconciliation	Cost of Funds/Effective Borrowing Costs

Interest expense	$6,577	0.71%	$12,979	0.68%
Net interest paid - interest rate swaps	4,159	0.48%	5,572	0.31%
Effective Borrowing Costs	$10,736	1.19%	$18,551	0.99%
Weighted average repurchase borrowings	3,633,691		3,775,263

	For the three months ended June 30, 2014		For the six months ended June 30, 2014
(dollars in thousands)	Reconciliation	Cost of Funds/Effective Borrowing Costs	Reconciliation	Cost of Funds/Effective Borrowing Costs

Interest expense	$5,971	0.58%	$9,361	0.56%
Interest expense on linked transactions	50	1.57%	275	1.71%
Net interest paid - interest rate swaps	6,083	0.59%	13,936	0.83%
Effective Borrowing Costs	$12,104	1.17%	$23,572	1.40%
Weighted average repurchase borrowings (1)	4,134,551		3,393,434

(1)         Includes average repurchase borrowings under linked transactions.

Core Earnings

Our Core Earnings were approximately $26.9 million and $56.4 million for the three and six months ended June 30, 2015, respectively, and approximately $30.0 million and $42.4 million for the three and six months ended June 30, 2014, respectively. Core Earnings is a Non-GAAP financial measure that is used by us to approximate cash yield or income associated with our portfolio and is defined as GAAP net income (loss) as adjusted, excluding: (i) net realized gain (loss) on investments and termination of derivative contracts; (ii) net unrealized gain (loss) on investments; (iii) net gain (loss) resulting from mark-to-market adjustments on derivative contracts; (iv)  other loss on MBS and other securities; (v) non-cash stock-based compensation expense; and (vi) one-time events pursuant to changes in GAAP and certain other non-cash charges after discussions between us, our Manager and our independent directors and after approval by a majority of the our independent directors.

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

The table below reconciles Net Income (Loss) to Core Earnings for the three and six months ended June 30, 2015 and June 30, 2014:

(dollars in thousands)	For the three months ended June 30, 2015	For the three months ended June 30, 2014, as Revised	For the six months ended June 30, 2015	For the six months ended June 30, 2014, as Revised

Net Income (loss) — GAAP	$(1,693)	$67,574	$12,453	$59,133
Adjustments:

MBS, other securities and Whole-Loans:

Unrealized (gain) loss on MBS, other securities and Whole-Loans	42,849	(114,117)	14,439	(145,208)
Other loss on mortgage-backed and other securities	4,316	2,999	8,967	4,708
Realized (gain) loss on sale of MBS and other securities	(4,281)	11,278	(11,749)	7,562

Derivative Instruments:

Realized loss on termination of interest rate swaps	8,513	6,788	9,562	6,786
Realized (gain) loss on settlement of TBAs	971	(20,191)	(6,477)	(22,561)
Realized loss on currency forwards	1,492	—	846	—
Realized loss on termination of futures	459	16,495	459	16,495
Realized loss on sale of swaptions	4,436	5,908	3,723	5,908
Realized gain on sale/unlinking of securities underlying linked transactions	—	—	—	(1,290)
Realized loss on Agency Interest-Only Strips — accounted for as derivatives	—	275	2	1,144
Realized gain on foreign currency transactions	(1,093)	—	(2,798)	—
Unrealized loss on foreign currency transactions	1,751	—	1,060	—
Mark-to- market adjustments on interest rate swaps	(34,697)	61,835	18,508	107,331
Mark-to- market adjustments on interest rate swaptions	(730)	(4,333)	143	4,991
Mark-to-market adjustments on futures contracts	(795)	229	(721)	111
Mark-to- market adjustments on TBAs	7,288	(3,099)	9,939	(2,631)
Mark-to-market adjustments on linked transactions	—	(487)	—	(713)
Mark-to-market adjustments on derivative instruments	(2,228)	(1,803)	167	(583)
Mark-to-market adjustments on foreign currency swaps	1,064	(15)	(3,292)	(15)
Mark-to-market adjustments on foreign currency forwards	(1,533)	138	(338)	138

Non-cash stock-based compensation expense	781	479	1,460	1,067
Total adjustments	28,563	(37,621)	43,900	(16,760)
Core Earnings — Non-GAAP Financial Measure	$26,870	$29,953	$56,353	$42,373

Basic Core Earnings per Share of Common Stock and Participating Securities - Non-GAAP Financial Measure	$0.64	$0.75	$1.35	$1.26
Diluted Core Earnings per Share of Common Stock and Participating Securities - Non-GAAP Financial Measure	$0.64	$0.75	$1.35	$1.26

Basic weighted average common shares and participating securities	41,938,369	40,130,814	41,871,319	33,555,650
Diluted weighted average common shares and participating securities	41,938,369	40,130,814	41,871,319	33,555,650

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

(dollars in thousands)	For the three months ended June 30, 2015	For the three months ended June 30, 2014	For the six months ended June 30, 2015	For the six months ended June 30, 2014
Net interest income including interest income on Interest-Only Strips accounted for as derivatives and interest income (expense), net incurred on interest rate swaps and foreign currency swaps (a Non-GAAP financial measure)	$31,846	$34,384	$66,229	$50,108
Total Operating Expenses	(5,804)	(4,934)	(11,371)	(8,814)
Non-cash stock based compensation	781	479	1,460	1,067
Interest income on cash balances and other income (loss), net	47	24	35	12
Core Earnings (a Non-GAAP) financial measure	$26,870	$29,953	$56,353	$42,373

Revision of Core Earnings for the three and six months ended June 30, 2014

As discussed further in Note 2 — Revision of Previously Issued Financial Statements for Errors Affecting Certain Items Presented in the Statements of Cash Flows and Notes to Financial Statements, we have elected to revise our presentation of Core Earnings for the three and six months ended June 30, 2014 in this quarterly financial statements on Form 10-Q to correct these errors.

The effect of these errors on the reconciliation of Net Income (Loss) to Core Earnings for the three and six months ended June 30, 2014 (summarized):

	As Originally Reported	Adjustments	Revised
(dollars in thousands)	For the three months ended June 30, 2014	For the three months ended June 30, 2014	For the three months ended June 30, 2014

Net Income (loss) — GAAP	$67,574	$—	$67,574
Adjustments:

Realized (gain) loss on termination of interest rate swaps	(15,996)	22,784	6,788
Mark-to- market adjustments on interest rate swaps	84,619	(22,784)	61,835
All other items with no changes	(106,244)	—	(106,244)
Total adjustments	(37,621)	—	(37,621)
Core Earnings — Non-GAAP Financial Measure	$29,953	$—	$29,953

Basic Core Earnings per Share of Common Stock and Participating Securities - Non-GAAP Financial Measure	$0.75	$—	$0.75
Diluted Core Earnings per Share of Common Stock and Participating Securities - Non-GAAP Financial Measure	$0.75	$—	$0.75

Basic weighted average common shares and participating securities	40,130,814	40,130,814	40,130,814
Diluted weighted average common shares and participating securities	40,130,814	40,130,814	40,130,814

	As Originally Reported	Adjustments	Revised
(dollars in thousands)	For the six months ended June 30, 2014	For the six months ended June 30, 2014	For the six months ended June 30, 2014

Net Income (loss) — GAAP	$59,133	$—	$59,133
Adjustments:

Realized (gain) loss on termination of interest rate swaps	(15,998)	22,784	6,786
Mark-to- market adjustments on interest rate swaps	130,115	(22,784)	107,331
All other items with no changes	(130,877)	—	(130,877)
Total adjustments	(16,760)	—	(16,760)
Core Earnings — Non-GAAP Financial Measure	$42,373	$—	$42,373

Basic Core Earnings per Share of Common Stock and Participating Securities - Non-GAAP Financial Measure	$1.26	$—	$1.26
Diluted Core Earnings per Share of Common Stock and Participating Securities - Non-GAAP Financial Measure	$1.26	$—	$1.26

Basic weighted average common shares and participating securities	33,555,650	33,555,650	33,555,650
Diluted weighted average common shares and participating securities	33,555,650	33,555,650	33,555,650

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

Credit Risk

We are subject to varying degrees of credit risk in connection with our assets. Although we do not expect to encounter credit risk in our Agency MBS and U.S. Treasury securities, we do expect to encounter credit risk related to Non-Agency MBS and Non-Agency CMBS, Whole-Loans and other portfolio investments. Investment decisions are made following a bottom-up credit analysis and specific risk assumptions. As part of the risk management process, our Manager uses detailed proprietary models, applicable to evaluate, depending on the asset class, house price appreciation and depreciation by region, prepayment speeds and foreclosure/default frequency, cost and timing. If our Manager determines that the proposed investment can meet the appropriate risk and return criteria as well as complement our existing asset portfolio, the investment will undergo a more thorough analysis.

As of June 30, 2015, 15 of the counterparties that we had outstanding repurchase agreement borrowings held collateral which we posted as security for such borrowings in excess of 5% of our Stockholders’ equity.  Prior to entering into a repurchase agreement with any particular institution, our Manager does a thorough review of such potential counterparty.  Such review, however, does not assure the creditworthiness of such counterparty nor that the financial wherewithal of the counterparty will not deteriorate in the future.

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

The sensitivity analysis table presented below shows the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments, including interest rate swaps, Interest-Only Strips, and net interest income at June 30, 2015, assuming a static portfolio of assets. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our Manager’s expectations. The analysis presented utilizes our Manager’s assumptions, models and estimates, which are based on our Manager’s judgment and experience.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+1.00%	49.37%	(2.56)%
+0.50%	24.69%	(1.14)%
-0.50%	(24.69)%	0.71%
-1.00%	NA(1)	NA(1)

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

Certain assumptions have been made in connection with the calculation of the information set forth in the table above and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes.  The base interest rate scenario assumes interest rates at June 30, 2015.  The analysis presented utilizes assumptions and estimates based on our Manager’s judgment and experience.  Furthermore, while we generally expect to retain such assets and the associated interest rate risk, future purchases and sales of assets could materially change our interest rate risk profile.

Prepayment Risk

The value of our Agency and Non-Agency RMBS and our Residential Whole-Loans may be affected by prepayment rates on the underlying residential mortgage.  We acquire RMBS and Residential Whole-Loans and anticipate that the underlying residential mortgages will prepay at a projected rate generating an expected yield.  If we purchase assets at a premium to par value, when borrowers prepay their residential mortgage loans faster than expected, the corresponding prepayments may reduce the expected yield on our residential mortgage assets because we will have to amortize the related premium on an accelerated basis and, in the case of Agency RMBS, other than interest-only strips, and certain other investment grade rated securities, we are required to make a retrospective adjustment to historical amortization.  Conversely, if we purchase assets at a discount to par value, when borrowers prepay their residential mortgage loans slower than expected, such decrease may reduce the expected yield on such assets because we will not be able to accrete the related discount as quickly as originally anticipated and, in the case of Agency RMBS, other than interest-only strips, and certain other investment grade rated securities, we will be required to make a retrospective adjustment to historical amortization.

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

As of June 30, 2015, we have entered into five master securities forward trading agreements, or MSFTAs, which may govern the trading of some or all TBA transactions.  Pursuant to the terms of these MSFTAs, we and our counterparties would be required to post margin to the other when the mark to market exposure of the TBA transactions executed under the agreement exceed certain thresholds.  We expect to continue to negotiate and enter into MSFTAs with additional TBA counterparties.  The margin provisions of the MSFTA help to mitigate, but do not eliminate, counterparty risk associated with TBA transactions.  If a counterparty to a TBA transaction cannot perform under the terms of the trade, we may not receive securities we have agreed to purchase or payment for securities we have agreed to sell, and thus, we may lose any unrealized gain associated with such transaction.

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

We enter into interest rate swaps to manage our interest rate risk. We are required to pledge cash or securities as collateral as part of a margin arrangement, calculated daily, in connection with the interest rate swaps. The amount of margin that we are required to post will vary and generally reflects collateral required to be posted with respect to interest rate swaps that are in an unrealized loss position to us and is generally based on a percentage of the aggregate notional amount of interest rate swaps per counterparty.  Margin calls could adversely affect our liquidity. Our inability to post adequate collateral for a margin call could result in a condition of default under our interest rate swap agreement, thereby resulting in liquidation of the collateral pledged by us, which may have a material adverse consequence on our business, financial position, results of operations and cash flows. Conversely, if our interest rate swaps are in an unrealized gain position, our counterparties to bilateral swaps are required to post collateral with us, under the same terms that we post collateral with them.  On occasion we may enter into a MAC interest rate swap in which we may receive or make a payment at the time of entering such interest rate swap to compensate for the out of the market nature of such interest rate swap.   Similar to all other interest rate swaps, MAC interest rate swaps are also subject to the margin requirements previously described.

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

Currency Risk

We have and may continue in the future to invest in assets which are denominated in a currency other than U.S dollars and may finance such investments with repurchase financing or other forms of financing which may also be denominated in a currency other than U.S. dollars.  To the extent we make such investments and/or enter into such financing arrangements, we may utilize foreign currency swaps, forwards or other derivative instruments to hedge our exposure to foreign currency risk.  Despite being economic hedges, we have elected not to treat such derivative instruments as hedges for accounting purposes and therefore the changes in the value of such instruments, including actual and accrued payments, will be included in our Consolidated Statement of Operations.  While such transactions are entered into in an effort to minimize our foreign currency risk, there can be no assurance that they will perform as expected.  If actual prepayments of the foreign denominated asset are faster, or slower, than expected, the hedge instrument is unlikely to fully protect us from changes in the valuation of such foreign currency.  Further, as with interest rate swaps, there is counterparty risk associated with the future creditworthiness of such counterparty.

ITEM 4.  Controls and Procedures

Disclosure Controls and Procedures: Our management is responsible for establishing and maintaining disclosure controls and procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that the required information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of June 30, 2015. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  Legal Proceedings

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business.  As of June 30, 2015, the Company was not involved in any legal proceedings.

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

August 5, 2015

By:	/s/ STEVEN M. SHERWYN

Steven M. Sherwyn
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

August 5, 2015