Form 10-Q
period 2015-09-30
Western Asset Mortgage Capital Corp
filed 2015-11-09
CIK 1465885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

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

As of November 3, 2015, there were 41,919,801 shares, par value $0.01, of the registrant’s common stock issued and outstanding.

Western Asset Mortgage Capital Corporation and Subsidiaries

Consolidated Balance Sheets (Unaudited)

(in thousands—except share and per share data)

	September 30, 2015	December 31, 2014
Assets:
Cash and cash equivalents	$39,703	$47,222
Mortgage-backed securities and other securities, at fair value ($3,343,683 and $4,362,532 pledged as collateral, at fair value, respectively)	3,352,509	4,385,723
Residential Whole-Loans, at fair value (amounts related to VIE of $150,486 and $7,220, respectively)	150,486	7,220
Linked transactions, net, at fair value	—	20,627
Receivable under reverse repurchase agreements	758,467	—
Investment related receivable	10,734	162,837
Accrued interest receivable (amounts related to VIE of $1,159 and $40, respectively)	21,415	27,309
Due from counterparties	236,525	184,757
Derivative assets, at fair value	56,985	73,256
Other assets	773	326
Total Assets	$4,627,597	$4,909,277

Liabilities and Stockholders’ Equity:
Liabilities:
Borrowings under repurchase agreements	$3,010,268	$3,875,721
Accrued interest payable	21,719	17,573
Investment related payables	10,742	166,608
Due to counterparties	771,784	12,180
Derivative liability, at fair value	227,158	180,280
Accounts payable and accrued expenses (including obligations of VIE of $5 and $153, respectively)	2,262	1,794
Payable to related party	2,797	2,705
Dividend payable	25,152	29,204
Total Liabilities	4,071,882	4,286,065

Commitments and contingencies

Stockholders’ Equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, 41,919,801 and 41,719,801 shares issued and outstanding, respectively	419	417
Preferred stock, $0.01 par value, 100,000,000 shares authorized and no shares outstanding	—	—
Additional paid-in capital	762,935	760,925
Retained earnings (accumulated deficit)	(207,639)	(138,130)
Total Stockholders’ Equity	555,715	623,212
Total Liabilities and Stockholders’ Equity	$4,627,597	$4,909,277

See notes to unaudited consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiaries

Consolidated Statements of Operations (Unaudited)

(in thousands—except share and per share data)

	For the three months ended September 30, 2015	For the three months ended September 30, 2014	For the nine months ended September 30, 2015	For the nine months ended September 30, 2014

Net Interest Income:
Interest income	$35,821	$40,718	$117,656	$108,752
Interest expense	6,981	6,468	19,960	15,829
Net Interest Income	28,840	34,250	97,696	92,923

Other Income (Loss):
Interest income on cash balances and other income (loss), net	(29)	942	1,744	954
Realized gain (loss) on sale of Mortgage-backed securities, other securities and Whole-Loans, net	(2,482)	4,912	9,267	(2,650)
Other loss on Mortgage-backed securities and other securities	(5,917)	(2,857)	(14,884)	(7,565)
Unrealized gain (loss) on Mortgage-backed securities, other securities and Whole-Loans, net	24,723	(4,453)	10,284	140,755
Gain on linked transactions, net	—	(1,241)	—	1,666
Loss on derivative instruments, net	(41,363)	(401)	(76,511)	(126,984)
Other Income (Loss), net	(25,068)	(3,098)	(70,100)	6,176

Operating Expenses:
General and administrative (includes $509, $587, $1,969 and $1,654 non-cash stock based compensation, respectively)	2,863	2,253	8,862	6,703
Management fee — related party	2,761	2,763	8,133	7,127
Total Operating Expenses	5,624	5,016	16,995	13,830

Net income (loss) available to Common Stock and participating securities	$(1,852)	$26,136	$10,601	$85,269

Net income (loss) per Common Share — Basic	$(0.05)	$0.63	$0.24	$2.35
Net income (loss) per Common Share — Diluted	$(0.05)	$0.63	$0.24	$2.35
Dividends Declared per Share of Common Stock	$0.60	$0.70	$1.91	$2.04

See notes to unaudited consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(in thousands—except shares and share data)

	Common Stock		Additional Paid-	Retained Earnings (Accumulated)
	Shares	Par	In Capital	Deficit	Total
Balance at December 31, 2014	41,719,801	$417	$760,925	$(138,130)	$623,212
Grants of restricted stock	200,000	2	(2)	—	—
Vesting of restricted stock	—	—	1,969	—	1,969
Net income	—	—	—	10,601	10,601
Dividends on common stock	—	—	43	(80,110)	(80,067)
Balance at September 30, 2015	41,919,801	$419	$762,935	$(207,639)	$555,715

See notes to unaudited consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	For the nine months ended September 30, 2015	For the nine months ended September 30, 2014, as Revised (See Note 2)
Cash flows from operating activities:
Net income	$10,601	$85,269
Adjustments to reconcile net income to net cash provided by operating activities:
Premium amortization and (discount accretion) on Mortgage-backed securities, other securities and Whole-Loans, net	5,645	8,049
Interest income earned added to principal of Mortgage-backed securities and other securities	(141)	—
Amortization of deferred financing costs	295	—
Restricted stock amortization expense	1,969	1,654
Premium amortization for MAC interest rate swaps	(1,075)	(928)
Interest payments and basis recovered on MAC interest rate swaps	1,443	(545)
Premium on purchase of Residential Whole-Loans	(2,390)	—
Unrealized loss on Mortgage-backed securities, other securities and Whole-Loans, net	(10,284)	(140,755)
Mark-to-market adjustments on linked transactions	—	1,339
Mark-to-market adjustments on derivative instruments	82,952	126,112
Other loss on Mortgage-backed securities and other securities	14,884	7,565
Realized (gain) loss on sale of Mortgage-backed securities, other securities and Whole-Loans, net	(9,267)	2,650
Realized (gain) loss on sale of Interest-Only Strips accounted for as derivatives, net	(624)	755
Realized loss on termination of MAC interest rate swaps containing an other-than-insignificant financing element	8,658	—
Realized (gain) loss on sale of TBAs, net	1,728	(25,169)
Realized loss on sale of swaptions, net	3,873	5,908
Realized loss on forward contracts	980	1,182
Realized loss on futures	627	16,495
Realized gain on option derivatives	(684)	—
Realized gain on linked transaction, net	—	(1,397)
Gain on foreign currency transactions, net	(1,664)	(1,119)
Changes in operating assets and liabilities:
Decrease (increase) in accrued interest receivable	5,894	(23,365)
Increase in other assets	(279)	(279)
Increase in accrued interest payable	4,146	12,036
Increase in accounts payable and accrued expenses	468	1,008
Increase in payable to related party	92	1,214
Net cash provided by operating activities	117,847	77,679

Cash flows from investing activities:
Purchase of Mortgage-backed securities and other securities	(570,441)	(3,804,044)
Purchase of securities underlying linked transactions	—	(38,224)
Proceeds from sale of Mortgage-backed securities and other securities	2,087,678	2,240,338
Proceeds from sale of securities underlying linked transactions	—	6,214
Principal payments and basis recovered on Mortgage-backed securities and other securities	315,106	233,796
Principal payments and basis recovered on securities underlying linked transactions	—	4,408
Purchase of Residential Whole-Loans	(147,336)	—
Principal payments on Residential Whole-Loans	9,077	—
Purchase of Commercial Whole-Loans	(8,750)	—
Principal payments on Commercial Whole-Loans	8,750	—
Payment of premium for option derivatives	(10,864)	(2,813)
Premium received from option derivatives	11,548	—
Net settlements of TBAs	466	25,169
Payment on termination of futures	(627)	(16,495)
Proceeds from sale of interest rate swaptions	27,899	—
Premium for MAC interest rate swaps, net	(3,595)	11,010
Payments on termination of MAC interest rate swaps	(190)	—
Interest payments and basis recovered on MAC interest rate swaps	(1,041)	—
Proceeds from (payments made) on reverse repurchase agreements, net	(758,467)	—
Premium for interest rate swaptions, net	(34,751)	1,615
Net cash provided by (used in) investing activities	924,462	(1,339,026)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	205,380
Proceeds from private placement of common stock (concurrent with initial public offering)	—	9,653
Payment of offering costs	—	(409)
Proceeds from repurchase agreement borrowings	13,645,855	18,161,433
Proceeds from repurchase agreement borrowings underlying linked transactions	—	142,530
Repayments of repurchase agreement borrowings	(14,541,717)	(16,858,373)
Repayments of repurchase agreement borrowings underlying linked transactions	—	(178,948)
Proceeds from forward contracts	206,240	14,022
Repayments of forward contracts	(207,220)	(15,205)
Premium for MAC interest rate swaps containing an other-than-insignificant financing element	—	10,579
Payments on termination of MAC interest rate swaps containing an other-than-insignificant financing element	(18,655)	—
Interest payments and basis recovered on MAC interest rate swaps containing an other-than-insignificant financing element	(402)	545
Payments made for deferred financing costs	(463)	—
Due from counterparties, net	(51,768)	(94,232)
Due to counterparties, net	2,251	(62,554)
Dividends on common stock	(84,119)	(65,532)
Net cash (used in) provided by financing activities	(1,049,998)	1,268,889

Effect of exchange rate changes on cash and cash equivalents	170	—

Net (decrease) increase in cash and cash equivalents	(7,519)	7,542
Cash and cash equivalents beginning of period	47,222	48,525
Cash and cash equivalents end of period	$39,703	$56,067

Supplemental disclosure of operating cash flow information:
Interest paid	$20,363	$14,350
Supplemental disclosure of non-cash financing/investing activities:
Principal payments on Mortgage-backed securities and other securities, not settled	$—	$(317)
Mortgage-backed securities and other securities purchased, not settled	$—	$(14,832)
Mortgage-backed securities recorded upon unlinking of linked transactions	$—	$(69,838)
Obligation to return collateral used to settle short sales	$(757,353)	$—
Net unsettled TBAs	$(8)	$—
Deferred offering costs payable	$—	$(8)
Dividends and distributions declared, not paid	$25,152	$29,203

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

Note 1 — Organization

Western Asset Mortgage Capital Corporation and subsidiaries (are collectively referred to throughout this report as the “Company”) are a real estate finance company.  At the Company’s launch in May 2012, its initial investment strategy focused primarily on Agency RMBS (including TBAs as defined herein).  Over time, the Company expanded its investment strategy to include Non-Agency RMBS and subsequently, Agency and Non-Agency CMBS, including Non U.S. CMBS and Whole-Loans.  In addition, and to a significantly lesser extent, the Company has invested in other securities including certain Agency obligations that are not technically MBS and in asset-backed securities (“ABS”).  These changes in the Company’s investment strategy, including future changes, are based on the Manager’s perspective of which mix of portfolio assets it believes provide the Company with the best risk-reward opportunities at any given time.

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

Note 2 — Revision of Previously Issued Financial Statements for Errors Affecting Certain Items Presented in the Statements of Cash Flows and Notes to Financial Statements

As previously reported in the Company’s annual report on Form 10-K for the year ended December 31, 2014, during the process of preparing the Company’s 2014 financial statements, the Company discovered that the treatment of premiums received on the market agreed coupon (“MAC”) interest rate swaps and treatment of proceeds and repayment on rehypothecation of non-cash collateral in its Statements of Cash Flows and a voluntary disclosure surrounding the breakdown between realized and unrealized portion of the change in fair value for derivative instrument were not presented in accordance with GAAP.  The Company has evaluated the impact of these errors and has concluded that individually and in the aggregate, these errors were not material to any previously issued financial statements. However, the Company has elected to revise the Statement of Cash Flows for the nine months ended September 30, 2014 and the voluntary disclosure for the three and nine months ended September 30, 2014 in these quarterly financial statements on Form 10-Q to correct the aforementioned errors. The corrections resulted in a reclassification of premiums received and periodic interest payments on interest rate swaps previously reported in cash flows from operating activities and the reclassification of proceeds and repayments on rehypothecation of non-cash collateral previously reported as repurchase agreement proceeds and repayments (as indicated in the tables below). In accordance with the Company’s accounting policies, proceeds and repayments on rehypothecation of non-cash collateral is reported on a net basis in Due to counterparties, net.  These revisions had no effect on net income, shareholders’ equity, net change in cash, or total assets, of the Company reported for these periods.

Statements of Cash Flows (summarized) for the nine months ended September 30, 2014:

	For the nine months ended September 30, 2014
Amounts in thousands	As Originally Reported	Adjustments	Revised

Statement of Cash Flows (effect on individual line items)
Net income	$85,269	$—	$85,269
Adjustments to reconcile net income to net cash provided by operating activities:
Premium amortization for MAC interest rate swaps	—	(928)	(928)
Interest payments and basis recovered on MAC interest rate swaps	—	(545)	(545)
Mark-to-market adjustments on derivative instruments	147,968	(21,856)	126,112
All other items	(132,229)	—	(132,229)
Net cash provided by operating activities	101,008	(23,329)	77,679

Cash flows from investing activities:
Premium for MAC interest rate swaps, net	(2,235)	13,245	11,010
All other items	(1,350,036)	—	(1,350,036)
Net cash used in investing activities	(1,352,271)	13,245	(1,339,026)
Cash flows from financing activities:
Proceeds from repurchase agreement borrowings	18,164,190	(2,757)	18,161,433
Repayments of repurchase agreement borrowings	(16,861,130)	2,757	(16,858,373)
Premium for MAC interest rate swaps containing an other-than-insignificant financing element	1,040	9,539	10,579
Interest payments and basis recovered on MAC interest rate swaps containing an other-than-insignificant financing element	—	545	545
All other items	(45,295)	—	(45,295)
Net cash provided by financing activities	1,258,805	10,084	1,268,889

Net increase (decrease) in cash and cash equivalents	7,542	—	7,542
Cash and cash equivalents beginning of period	48,525	—	48,525
Cash and cash equivalents end of period	$56,067	$—	$56,067

The tables below summarize the effect of interest rate swaps, interest rate swaptions, foreign currency swaps, foreign currency forwards, options, futures contracts, Agency and Non-Agency Interest-Only Strips as derivatives and TBAs reported in a voluntary disclosure surrounding the breakdown between realized and unrealized portion of the change in fair value for derivative instruments for the three and nine months ended September 30, 2014 (dollars in thousands - summarized):

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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary have been made to present fairly the Company’s financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with Article 10 of Regulation S-X and the instructions to Form 10-Q. These consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission (“SEC”) on March 16, 2015. The results of operations for the period ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year or any future period.

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

The Company determines the fair value of derivative financial instruments by obtaining quotes from third party pricing services, whose pricing is subject to review by the Manager’s pricing committee. In valuing its over-the-counter interest rate derivatives, such as swaps and swaptions, and its currency derivatives, such as swaps and forwards, the Company considers the creditworthiness of both the Company and its counterparties, along with collateral provisions contained in each derivative agreement, from the perspective of both the Company and its counterparties. The majority of the Company’s interest rate swaps are cleared through a central clearing house and subject to the clearing house margin requirements. The Company’s agreements with its derivative counterparties also contain netting provisions; however the Company has elected to report its interest rate swaps and swaptions and currency swaps and forwards on a gross basis.  No credit valuation adjustment was made in determining the fair value of interest rate and/or currency derivatives for the periods ended September 30, 2015 and December 31, 2014.

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

The Company generally receives one independent pricing service price for each investment in the Company’s portfolio. The Manager has established a quarterly process to review and validate the pricing received from the independent pricing services and has a process for challenging prices received from the independent pricing services when necessary.  The Company utilizes its Manager’s policies in this regard for all securities.  The Company utilizes its own policies for the review of the pricing of Whole-Loans received from a third party vendor.  The Company’s and the Manager’s quarterly review of the independent third party pricing data may consist of a review of the daily change in the prices provided by the independent pricing vendor which exceed established tolerances or comparisons to executed transaction prices.  The Manager’s pricing group, which functions independently from its portfolio management personnel, corroborates the price differences or changes in price by comparing the vendor price to alternate sources including other independent pricing services or broker quotations.  If the price change or difference cannot be corroborated, the Manager’s pricing group consults with the portfolio management team for market color in reviewing such pricing data as warranted.  To the extent that the Manager has information, typically in the form of broker quotations that would indicate that a price received from the independent pricing service is outside of a tolerance range, our Manager generally challenges the independent pricing service price.

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

Finally, certain of the Company’s MBS and other securities that are in an unrealized loss position at September 30, 2015 are also not considered other-than-temporarily impaired because the Company has no intent to sell these investments, it is more likely than not that the Company will not be required to sell the investment before recovery of its amortized cost basis and the Company is not required to sell the security for regulatory or other reasons.

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

Finally, certain of the Company’s MBS and other securities that are in an unrealized loss position at September 30, 2015 are also not considered other-than-temporarily impaired because the Company has no intent to sell these investments, it is more likely than not that the Company will not be required to sell the investment before recovery of its amortized cost basis and the Company is not required to sell the security for regulatory or other reasons.

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

Investments in an unrealized loss position at the end of each reporting period are evaluated by the Company’s Manager to determine whether the Company has the intent to sell such investments.  To the extent the Company has no intent as of the end of such reporting period to sell such investments and it is more likely than not that the Company will not be required to sell the investment before recovery of its amortized cost basis, such unrealized loss is included in Unrealized gain (loss) on Mortgage-backed securities, other securities and Whole-Loans, net in the Consolidated Statements of Operations.  Otherwise, when the Company has determined its intent to sell such securities, the unrealized loss is characterized as a realized loss and included in Other loss on Mortgage-backed securities and other securities on the Consolidated Statements of Operations.  The Company has no intent to sell any of its investments in an unrealized loss position at September 30, 2015.

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

Variable Interest Entities (“VIEs”)

VIEs are defined as entities in which equity investors either do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support, are unable to direct the entity’s activities or are not exposed to the entity’s losses or entitled to its residual returns. VIEs are required to be consolidated by their primary beneficiary. The primary beneficiary of a VIE is determined to be the party that has both the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. This determination of the requirement to consolidate a VIE and the requirement to disclose information about the Company’s involvement in a VIE can sometimes involve complex and subjective analyses. Ongoing assessments of whether an enterprise is the primary beneficiary of a VIE is required. The Company has been determined to be the primary beneficiary of two VIEs holding whole-loans.

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

The dividends paid deduction for qualifying dividends paid to stockholders is computed using the Company’s taxable income as opposed to net income reported on the consolidated financial statements. Taxable income, generally, will differ from net income reported on the consolidated financial statements because the determination of taxable income is based on tax regulations and not GAAP.

The Company may create and elect to treat certain subsidiaries as Taxable REIT Subsidiaries (“TRS”). In general, a TRS may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business. A TRS is subject to U.S. federal, state and local corporate income taxes, and its value may not exceed 25% of the value of the Company. While a TRS may generate net income, a TRS can declare dividends to the Company, which will be included in the Company’s taxable income and necessitate a distribution to its stockholders. Conversely, if the Company retains earnings at the TRS level, no distribution is required and it can increase book equity of the consolidated entity.  As of September 30, 2015, the Company has a single wholly owned subsidiary, which it has elected to treat as a TRS.

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

Financial Instruments carried at Fair Value

The following tables present the Company’s financial instruments carried at fair value as of September 30, 2015 and December 31, 2014, based upon the valuation hierarchy (dollars in thousands):

	September 30, 2015
	Fair Value
	Level I	Level II	Level III	Total
Assets
Agency RMBS:
20-Year mortgage	$—	$817,496	$—	$817,496
30-Year mortgage	—	1,148,990	—	1,148,990
Agency RMBS Interest-Only Strips	—	105,533	—	105,533
Agency and Non-Agency Interest-Only Strips accounted for as derivatives, included in MBS	—	64,911	3,819	68,730
Non-Agency RMBS	—	297,530	244,751	542,281
Agency and Non-Agency CMBS	—	339,838	152,163	492,001
Other securities	—	113,949	63,529	177,478
Residential Whole-Loans	—	—	150,486	150,486
Subtotal	—	2,888,247	614,748	3,502,995

Derivative assets	—	56,985	—	56,985
Total	$—	$2,945,232	$614,748	$3,559,980

Liabilities
Derivative liabilities	$57	$227,101	$—	$227,158
Total	$57	$227,101	$—	$227,158

	December 31, 2014
	Fair Value
	Level I	Level II	Level III	Total
Assets
Agency RMBS:
20-Year mortgage	$—	$1,120,031	$—	$1,120,031
30-Year mortgage	—	1,790,219	—	1,790,219
Agency RMBS Interest-Only Strips	—	188,506	—	188,506
Agency and Non-Agency Interest-Only Strips accounted for as derivatives, included in MBS	—	83,773	4,456	88,229
Non-Agency RMBS	—	490,093	176,479	666,572
Agency and Non-Agency CMBS	—	320,171	103,069	423,240
Other securities	—	101,523	7,403	108,926
Residential Whole-Loans	—	—	7,220	7,220
Subtotal	—	4,094,316	298,627	4,392,943

Derivative assets	451	72,805	—	73,256
Non-Agency RMBS linked transactions	—	—	1,596	1,596
Non-Agency CMBS linked transactions, including Non U.S.	—	—	16,152	16,152
Other securities linked transactions	—	—	2,879	2,879
Total	$451	$4,167,121	$319,254	$4,486,826

Liabilities
Derivative liabilities	$1,191	$179,089	$—	$180,280
Total	$1,191	$179,089	$—	$180,280

The following tables present additional information about the Company’s financial instruments, which are measured at fair value on a recurring basis for which the Company has utilized Level III inputs to determine fair value:

	Mortgage-backed securities and other securities
$ in thousands	Three months ended September 30, 2015	Three months ended September 30, 2014	Nine months ended September 30, 2015	Nine months ended September 30, 2014
Beginning balance	$452,387	$130,584	$291,407	$15,681
Fair value of securities previously accounted for as linked transactions	—	—	52,484	—
Transfers into Level III from Level II	—	95,845	37,499	133,136
Transfers from Level III into Level II	—	(11,207)	(3,996)	(27,910)
Purchases	34,568	52,050	190,893	165,468
Sales and settlements	(14,149)	(3,204)	(86,396)	(26,646)
Principal repayments	(4,259)	(72)	(8,968)	(91)
Total net gains / (losses) included in net income
Realized gains/(losses), net	(113)	(13)	4,348	2,848
Other loss on Mortgage-backed securities	(2,616)	—	(5,357)	—
Unrealized gains/(losses), net(1)	(138)	4,912	(965)	7,283
Premium and discount amortization, net	(1,418)	(3,911)	(6,687)	(4,785)
Ending balance	$464,262	$264,984	$464,262	$264,984

(1)         For Mortgage-backed securities and other securities classified as Level III at September 30, 2015, the Company recorded gross unrealized gains of approximately $5.2 million and $9.6 million and gross unrealized losses of approximately $5.3 million and $9.7 million, for the three and nine months ended September 30, 2015, respectively.  For Mortgage-backed securities and other securities classified as Level III at September 30, 2014, the Company recorded gross unrealized gains of approximately $5.0 million and $6.3 million and gross unrealized losses of approximately $112 thousand and $489 thousand, for the three and nine months ended September 30, 2014, respectively.  These gains and losses are included in Unrealized gain (loss) on Mortgage-backed securities, other securities and Whole-Loans, net on the Consolidated Statements of Operations.

	Residential Whole-Loans
$ in thousands	Three months ended September 30, 2015	Three months ended September 30, 2014	Nine months ended September 30, 2015	Nine months ended September 30, 2014
Beginning balance	$22,184	$—	$7,220	$—
Transfers into Level III from Level II	—	—	—	—
Transfers from Level III into Level II	—	—	—	—
Purchases	129,026	—	145,562	—
Sales and settlements	—	—	—	—
Principal repayments	(3,192)	—	(4,983)	—
Total net gains / (losses) included in net income
Realized gains/(losses), net	—	—	—	—
Other loss on Mortgage-backed securities	—	—	—	—
Unrealized gains/(losses), net(1)	2,786	—	3,100	—
Premium and discount amortization, net	(318)	—	(413)	—
Ending balance	$150,486	$—	$150,486	$—

(1)         For Residential Whole-Loans classified as Level III at September 30, 2015, the Company recorded gross unrealized gains of approximately $2.8 million and $3.2 million and gross unrealized losses of approximately $11 thousand and $7 thousand, for the three and nine months ended September 30, 2015, respectively. These gains and losses are included in Unrealized gain (loss) on Mortgage-backed securities, other securities and Whole-Loans, net on the Consolidated Statements of Operations.  The Company did not hold any Residential Whole-Loans for the three and nine months ended September 30, 2014.

Commercial Whole-Loans
$ in thousands	Three months ended September 30, 2015	Three months ended September 30, 2014	Nine months ended September 30, 2015	Nine months ended September 30, 2014
Beginning balance	$8,743	$—	$—	$—
Transfers into Level III from Level II	—	—	—	—
Transfers from Level III into Level II	—	—	—	—
Purchases	—	—	—	—
Sales and settlements	—	—	—	—
Principal repayments	(8,750)	—	—	—
Total net gains / (losses) included in net income
Realized gains/(losses), net	—	—	—	—
Other loss on Mortgage-backed securities	—	—	—	—
Unrealized gains/(losses), net(1)	7	—	—	—
Premium and discount amortization, net	—	—	—	—
Ending balance	$—	$—	$—	$—

(1)         The Company did not hold any Commercial Whole-Loans at September 30, 2015 and September 30, 2014.

	Derivative assets
$ in thousands	Three months ended September 30, 2015	Three months ended September 30, 2014	Nine months ended September 30, 2015	Nine months ended September 30, 2014
Beginning balance	$—	$—	$—	$—
Transfers into Level III from Level II	—	—	—	126
Transfers out Level III into Level II	—	—	—	—
Purchases	—	2,813	—	2,813
Sales and settlements	—	—	—	—
Principal repayments	—	—	—	—
Total net gains/(losses) included in net income
Realized gains/(losses), net	—	—	—	(1,163)
Other loss on Mortgage-backed securities	—	—	—	—
Unrealized gains/(losses), net	—	(340)	—	697
Premium and discount amortization, net	—	—	—	—
Ending balance	$—	$2,473	$—	$2,473

	Linked transactions
$ in thousands	Three months ended September 30, 2015	Three months ended September 30, 2014	Nine months ended September 30, 2015	Nine months ended September 30, 2014
Beginning balance	$—	$—	$—	$—
Transfers into Level III from Level II	—	9,348	—	9,348
Transfers out Level III into Level II	—	—	—	—
Purchases	—	2,840	—	2,840
Sales and settlements	—	—	—	—
Principal repayments	—	—	—	—
Total net gains/(losses) included in net income
Realized gains/(losses), net	—	—	—	—
Other loss on Mortgage-backed securities	—	—	—	—
Unrealized gains/(losses), net	—	(1)	—	(1)
Premium and discount amortization, net	—	11	—	11
Ending balance	$—	$12,198	$—	$12,198

Derivative liabilities
$ in thousands	Three months ended September 30, 2015	Three months ended September 30, 2014	Nine months ended September 30, 2015	Nine months ended September 30, 2014
Beginning balance	$—	$863	$—	$—
Transfers into Level III from Level II	—	—	—	—
Transfers out Level III into Level II	—	—	—	—
Purchases	—	—	—	—
Sales and settlements	—	(863)	—	(863)
Principal repayments	—	—	—	—
Total net gains/(losses) included in net income
Realized gains/(losses), net	—	—	—	—
Other loss on Mortgage-backed securities	—	—	—	—
Unrealized gains/(losses), net	—	—	—	863
Premium and discount amortization, net	—	—	—	—
Ending balance	$—	$—	$—	$—

Transfers between hierarchy levels during operations for the nine months ended September 30, 2015 and September 30, 2014 were based on the lack of availability of sufficient observable inputs to meet Level II versus Level III criteria.  The leveling of these assets was based on information received from a third party pricing service which utilized unobservable inputs, along with the back-testing of historical sales transactions performed by the Manager.

The Company primarily utilizes independent third party pricing services as the main source for valuing the Company’s assets.  All valuations received from independent pricing services are non-binding.  The Company generally receives one independent pricing service price for each investment in its portfolio.  The Manager has established a process to review and validate the pricing received from the independent pricing service on a quarterly basis and has a process for challenging prices received from the independent pricing service when necessary.  The Company utilizes its Manager’s policies in this regard for all securities.  The Company utilizes its own policies for the review of the pricing of Whole-Loans received from a third party vendor.  The Company’s and the Manager’s quarterly review of the independent third party pricing data may consist of a review of the daily change in the prices provided by the independent pricing vendor which exceed established tolerances or comparisons to executed transaction prices.  The Manager’s pricing group, which functions independently from its portfolio management personnel, corroborates the price differences or changes in price by comparing the vendor price to alternate sources including other independent pricing services or broker quotations.  If the price change or difference cannot be corroborated, the Manager’s pricing group consults with the portfolio management team for market color in reviewing such pricing data as warranted.  To the extent that the Manager has information, typically in the form of broker quotations that would indicate that a price received from the independent pricing service is outside of a tolerance range, the Manager generally challenges the independent pricing service price.  In addition, to ensure proper fair value hierarchy, the Company and the Manager review the methodology used by the third party pricing service to understand whether observable market data is being utilized in the vendor’s pricing methodology.  Such review is conducted no less than annually.  In addition, as part of the Company’s regular review of pricing, the Manager’s pricing group may throughout the year have incremental discussions with the independent pricing vendor regarding their evaluation methodology or the market data utilized in their determination as well as performing back testing with regard to the sale of certain assets.

Other Fair Value Disclosures

Due from counterparties and Due to counterparties on the Company’s Consolidated Balance Sheets are reflected at cost which approximates fair value.

The fair value of the repurchase agreements is based on an expected present value technique. This method discounts future estimated cash flows using rates the Company determined best estimate current market interest rates that would be offered for loans with similar characteristics and credit quality. The use of different market assumptions or estimation methodologies could have a material effect on the fair value amounts. At September 30, 2015, the Company’s borrowings under repurchase agreements had a fair value of approximately $3.0 billion and a carrying value of approximately $3.0 billion.  At September 30, 2015, the Company’s receivable under reverse repurchase agreements had a fair value of approximately $758.5 million and a carrying value of approximately $758.5 million.  Inputs used to arrive at the fair value of the repurchase agreement borrowings and receivables under reverse repurchase agreements are generally observable, and therefore, they would be considered a Level II fair value measurement.

Note 5 — Mortgage-Backed Securities and other securities

The following tables present certain information about the Company’s investment portfolio at September 30, 2015 and December 31, 2014 (dollars in thousands).  Real estate securities and other securities that are accounted for as a component of linked transactions as of December 31, 2014 are not reflected in the tables set forth in this note. See Note 10 for further details.

	September 30, 2015
	Principal Balance	Unamortized Premium (Discount), net	Discount Designated as Credit Reserve and OTTI	Amortized Cost	Unrealized Gain (Loss), net	Estimated Fair Value	Net Weighted Average Coupon (1)
Agency RMBS:
20-Year mortgage	$764,144	$40,949	$—	$805,093	$12,403	$817,496	3.8%
30-Year mortgage	1,056,998	81,814	—	1,138,812	10,178	1,148,990	4.1%
Agency RMBS Interest-Only Strips	N/A	N/A	N/A	98,680	6,853	105,533	3.5	%(2)
Agency and Non-Agency Interest-Only Strips, accounted for as derivatives (3)	N/A	N/A	N/A	N/A	N/A	68,730	2.7	%(2)
Non-Agency RMBS	604,367	(29,849)	(125,755)	448,763	9,507	458,270	3.7%
Non-Agency RMBS Interest- Only Strips	N/A	N/A	N/A	69,420	14,591	84,011	6.1	%(2)
Agency and Non-Agency CMBS	566,717	(63,362)	(10,706)	492,649	(3,298)	489,351	5.2%
Agency CMBS Interest-Only Strips	N/A	N/A	N/A	2,332	318	2,650	4.9	%(2)
Other securities (4)	154,496	4,859	(2,830)	179,008	(1,530)	177,478	5.0%
Total	$3,146,722	$34,411	$(139,291)	$3,234,757	$49,022	$3,352,509	4.0%

	December 31, 2014
	Principal Balance	Unamortized Premium (Discount), net	Discount Designated as Credit Reserve and OTTI	Amortized Cost	Unrealized Gain (Loss), net	Estimated Fair Value	Net Weighted Average Coupon (1)
Agency RMBS:
20-Year mortgage	$1,054,864	$56,616	$—	$1,111,480	$8,551	$1,120,031	3.6%
30-Year mortgage	1,657,640	127,876	—	1,785,516	4,703	1,790,219	4.1%
Agency RMBS Interest-Only Strips	N/A	N/A	N/A	178,162	10,344	188,506	4.0	% (2)
Agency and Non-Agency Interest-Only Strips, accounted for as derivatives (3)	N/A	N/A	N/A	N/A	N/A	88,229	2.9	% (2)
Non-Agency RMBS	759,068	6,941	(178,883)	587,126	9,791	596,917	3.6%
Non-Agency RMBS Interest- Only Strips	N/A	N/A	N/A	61,144	8,511	69,655	6.1	% (2)
Agency and Non-Agency CMBS	449,617	(31,216)	(3,124)	415,277	3,848	419,125	5.3%
Agency CMBS Interest-Only Strips	N/A	N/A	N/A	4,017	98	4,115	4.8	% (2)
Other securities (4)	102,323	699	—	110,425	(1,499)	108,926	4.6%
Total	$4,023,512	$160,916	$(182,007)	$4,253,147	$44,347	$4,385,723	4.0%

(1) Net weighted average coupon as of September 30, 2015 and December 31, 2014 is presented, net of servicing and other fees.

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

(4) Other securities include residual interests in asset-backed securities which have no principal balance and an amortized cost of approximately $22.5 million and $7.4 million as of September 30, 2015 and December 31, 2014, respectively.

As of September 30, 2015 and December 31, 2014 the weighted average expected remaining term to the expected maturity of the MBS and other securities investment portfolio, excluding linked transactions was 6.0 years and 6.7 years, respectively.

The components of the carrying value of the Company’s real estate securities and other securities are as follows (dollars in thousands):

	September 30, 2015	December 31, 2014
Principal balance	$3,146,722	$4,023,512
Amortized cost of Interest-Only Strips and residual interests	192,915	250,726
Carrying value of Agency and Non-Agency Interest-Only Strips accounted for as derivatives	68,730	88,229
Unamortized premium	146,176	218,561
Unamortized discount	(111,765)	(57,645)
Discount designated as Credit Reserve and OTTI	(139,291)	(182,007)
Gross unrealized gains	76,884	75,444
Gross unrealized losses	(27,862)	(31,097)
Fair value	$3,352,509	$4,385,723

The following tables present the changes in the components of the Company’s purchase discount and amortizable premium on its Non-Agency RMBS, Non-Agency CMBS and other securities for the three and nine months ended September 30, 2015 and September 30, 2014 (dollars in thousands):

	Three months ended September 30, 2015
	Discount Designated as Credit Reserve and OTTI	Accretable Discount(1)	Amortizable Premium(1)(2)
Balance at beginning of period	$(164,931)	$(133,407)	$86,831
Accretion of discount	—	4,328	—
Amortization of premium	—	—	(2,217)
Realized credit losses	2,002	—	—
Purchases	—	(23,903)	—
Sales	6,932	6,608	(4,784)
Net impairment losses recognized in earnings	(5,102)	—	—
Transfers/release of credit reserve	21,808	(7,250)	(14,558)
Balance at end of period	$(139,291)	$(153,624)	$65,272

(1)   Together with coupon interest, accretable purchase discount and amortizable premium is recognized as interest income over the life of the security.

(2)   Subsequent reductions in the non-accretable discount results in a corresponding reduction in the amortizable premium.

	Nine months ended September 30, 2015
	Discount Designated as Credit Reserve and OTTI	Accretable Discount(1)	Amortizable Premium(1)(2)
Balance at beginning of period(3)	$(184,327)	$(107,197)	$86,815
Accretion of discount	—	13,594	—
Amortization of premium	—	—	(7,096)
Realized credit losses	6,997	—	—
Purchases	(34,096)	(87,376)	6,808
Sales	60,747	43,783	(15,802)
Net impairment losses recognized in earnings	(10,493)	—	—
Transfers/release of credit reserve	21,881	(16,428)	(5,453)
Balance at end of period	$(139,291)	$(153,624)	$65,272

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

	Three months ended September 30, 2014
	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)	Amortizable Premium
Balance at beginning of period	$(206,374)	$(107,368)	$103,261
Accretion of discount	—	3,845	—
Amortization of premium	—	—	(2,461)
Realized credit losses	1,853	—	—
Purchases	(31,080)	(10,173)	32,677
Sales	22,668	20,725	(20,700)
Net impairment losses recognized in earnings	(1,669)	—	—
Unlinking of Linked Transactions	—	—	—
Transfers/release of credit reserve	29,331	(1,923)	(27,408)
Balance of end of period	$(185,271)	$(94,894)	$85,369

(1) Together with coupon interest, accretable purchase discount and amortizable premium is recognized as interest income over the life of the security.

	Nine months ended September 30, 2014
	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)	Amortizable Premium
Balance at beginning of period	$(79,898)	$(71,295)	$20,625
Accretion of discount	—	11,389	—
Amortization of premium	—	—	(6,129)
Realized credit losses	3,623	—	—
Purchases	(162,805)	(105,261)	92,618
Sales	42,079	72,175	(25,718)
Net impairment losses recognized in earnings	(4,145)	—	—
Unlinking of Linked Transactions	(13,889)	(297)	32,132
Transfers/release of credit reserve	29,764	(1,605)	(28,159)
Balance of end of period	$(185,271)	$(94,894)	$85,369

(1) Together with coupon interest, accretable purchase discount and amortizable premium is recognized as interest income over the life of the security.

The following tables present the fair value and contractual maturities of the Company’s securities portfolio at September 30, 2015 and December 31, 2014 (dollars in thousands):

	September 30, 2015
	< or equal to 10 years	> 10 years and < or equal to 20 years	> 20 years and < or equal to 30 years	> 30 years	Total
Agency RMBS:
20-Year mortgage	$—	$817,496	$—	$—	$817,496
30-Year mortgage	—	—	1,148,990	—	1,148,990
Agency RMBS Interest-Only Strips	—	45,115	60,418	—	105,533
Agency and Non-Agency Interest-Only Strips, accounted for as derivatives	—	11,586	42,152	14,992	68,730
Non-Agency RMBS	15	45,009	104,842	308,404	458,270
Non-Agency RMBS Interest- Only Strips	—	—	21,044	62,967	84,011
Agency and Non-Agency CMBS	66,726	40,459	156,793	225,373	489,351
Agency CMBS Interest-Only Strips	2,650	—	—	—	2,650
Other securities	102,698	—	53,687	21,093	177,478
Total	$172,089	$959,665	$1,587,926	$632,829	$3,352,509

	December 31, 2014
	< or equal to 10 years	> 10 years and < or equal to 20 years	> 20 years and < or equal to 30 years	> 30 years	Total
Agency RMBS:
20-Year mortgage	$—	$1,120,031	$—	$—	$1,120,031
30-Year mortgage	—	—	1,790,219	—	1,790,219
Agency RMBS Interest-Only Strips	—	52,975	135,531	—	188,506
Agency and Non-Agency Interest-Only Strips, accounted for as derivatives	—	17,123	53,452	17,654	88,229
Non-Agency RMBS	22	26,632	193,852	376,411	596,917
Non-Agency RMBS Interest- Only Strips	—	—	30,217	39,438	69,655
Agency and Non-Agency CMBS	43,286	52,135	82,055	241,649	419,125
Agency CMBS Interest-Only Strips	4,115	—	—	—	4,115
Other securities	65,128	—	36,395	7,403	108,926
Total	$112,551	$1,268,896	$2,321,721	$682,555	$4,385,723

The following tables present the gross unrealized losses and estimated fair value of the Company’s MBS and other securities by length of time that such securities have been in a continuous unrealized loss position at September 30, 2015 and December 31, 2014 (dollars in thousands):

	September 30, 2015
	Less than 12 Months			12 Months or More			Total
		Unrealized	Number of		Unrealized	Number of		Unrealized	Number of
	Fair Value	Losses	Securities	Fair Value	Losses	Securities	Fair Value	Losses	Securities
Agency RMBS:
20-Year mortgage	$157,831	$(947)	33	$46,362	$(309)	10	$204,193	$(1,256)	43
30-Year mortgage	70,671	(593)	17	434,931	(7,961)	88	505,602	(8,554)	105
Agency RMBS Interest-Only Strips	25,113	(363)	10	1,737	(51)	1	26,850	(414)	11
Non-Agency RMBS	115,533	(3,182)	16	15,793	(291)	4	131,326	(3,473)	20
Agency and Non-Agency CMBS	233,835	(8,804)	38	20,525	(703)	5	254,360	(9,507)	43
Other securities	125,475	(2,510)	12	20,352	(2,148)	1	145,827	(4,658)	13
Total	$728,458	$(16,399)	126	$539,700	$(11,463)	109	$1,268,158	$(27,862)	235

	December 31, 2014
	Less than 12 Months			12 Months or More			Total
		Unrealized	Number of		Unrealized	Number of		Unrealized	Number of
	Fair Value	Losses	Securities	Fair Value	Losses	Securities	Fair Value	Losses	Securities
Agency RMBS:
20-Year mortgage	$1,475	$(10)	1	$422,287	$(5,426)	54	$423,762	$(5,436)	55
30-Year mortgage	2,893	(93)	5	882,482	(18,358)	126	885,375	(18,451)	131
Agency RMBS Interest-Only Strips	20,756	(587)	11	—	—	—	20,756	(587)	11
Non-Agency RMBS	112,505	(1,090)	20	11,564	(149)	2	124,069	(1,239)	22
Non-Agency RMBS Interest- Only Strips	5,081	(411)	1	—	—	—	5,081	(411)	1
Agency and Non-Agency CMBS	173,139	(1,716)	34	—	—	—	173,139	(1,716)	34
Other securities	62,345	(3,257)	6	—	—	—	62,345	(3,257)	6
Total	$378,194	$(7,164)	78	$1,316,333	$(23,933)	182	$1,694,527	$(31,097)	260

At September 30, 2015, the Company did not intend to sell any of its MBS and other securities that were in an unrealized loss position, and it is “more likely than not” that the Company will not be required to sell these MBS and other securities before recovery of their amortized cost basis, which may be at their maturity.

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

For Non-Agency MBS and other securities rated below AA at the time of purchase and Agency and Non-Agency Interest-Only Strips, excluding Interest-Only Strips classified as derivatives, an other-than-temporary impairment is deemed to have occurred when there is an adverse change in the expected cash flows (principal or interest) to be received and the fair value of the beneficial interest is less than its carrying amount.  Other than for “plain-vanilla” variable rate Non-Agency MBS, the Company does not bifurcate the loss between credit loss and loss attributed to change in interest rates, therefore, the entire loss is recorded as other-than-temporary. These adjustments are reflected in the Company’s Consolidated Statement of Operations as Other loss on Mortgage-backed securities and other securities. In determining whether an adverse change in cash flows occurred, the present value of the remaining cash flows, as estimated at the initial transaction date (or the last date previously revised), is compared to the present value of the expected cash flows at the current reporting date.  The estimated cash flows reflect those a “market participant” would use and are discounted at a rate equal to the current yield used to accrete interest income. If an other-than-temporary impairment is recognized as a result of this analysis, the yield is maintained at the current accretion rate. The last revised estimated cash flows are then used for future impairment analysis purposes.  The Company’s prepayment speed estimate was the primary assumption used to determine other-than temporary-impairments for Interest-Only Strips, excluding Agency and Non-Agency Interest-Only Strips accounted for as derivatives, for the three and nine months ended September 30, 2015 and September 30, 2014.

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

The following table presents the other-than-temporary impairments the Company recorded on its securities portfolio (dollars in thousands):

	For the three months ended September 30, 2015	For the three months ended September 30, 2014	For the nine months ended September 30, 2015	For the nine months ended September 30, 2014
Agency RMBS	$626	1,187	$3,804	$3,420
Non-Agency RMBS	3,716	1,536	6,746	3,862
Non-Agency CMBS	271	104	2,369	215
Other securities	1,304	30	1,965	68
Total	$5,917	$2,857	$14,884	$7,565

The Company has made investments in certain Non-Agency RMBS inverse floaters. These securities’ coupon rates have an inverse relationship to a benchmark rate.   When the benchmark interest rate increases the coupon payment rate will decrease because the benchmark interest rate is deducted from the coupon payment.  The Company has generally purchased these securities at a premium.  Accelerated prepayments on these securities could result in an economic loss, as the Company would not recover the upfront premium.  The premiums are amortized into income using the effective interest rate method.  As of September 30, 2015 and September 30, 2014, the Company held $84.7 million and $105.7 million, respectively, in Non-Agency RMBS inverse floaters.

The following tables present components of interest income on the Company’s MBS and other securities (dollars in thousands):

	For the three months ended September 30, 2015
	Coupon	Net (Premium Amortization/ Amortization Basis) Discount	Interest
	Interest	Amortization	Income
Agency RMBS	$26,511	$(11,582)	$14,929
Non-Agency RMBS	11,134	(2,294)	8,840
Agency and Non-Agency CMBS	8,049	11	8,060
Other securities	1,923	770	2,693
Total(1)	$47,617	$(13,095)	$34,522

(1)   Interest income on the Consolidated Statements of Operations includes coupon interest, net premium/discount amortization and interest income of approximately $1.5 million, $(371) thousand and $1.1 million on Residential Whole-Loans, respectively and coupon interest, net premium amortization and interest income of $171 thousand, $0 and $171 thousand on Commercial Whole-Loans.

	For the nine months ended September 30, 2015
	Coupon	Net (Premium Amortization/ Amortization Basis) Discount	Interest
	Interest	Amortization	Income
Agency RMBS	$98,000	$(39,494)	$58,506
Non-Agency RMBS	34,436	(6,602)	27,834
Agency and Non-Agency CMBS	22,403	536	22,939
Other securities	4,729	1,864	6,593
Total(1)	$159,568	$(43,696)	$115,872

(1)   Interest income on the Consolidated Statements of Operations includes coupon interest, net premium/discount amortization and interest income of approximately $1.8 million, $(483) thousand and $1.4 million on Residential Whole-Loans, respectively and coupon interest, net premium amortization and interest income of $424 thousand, $0 and $424 thousand on Commercial Whole-Loans.

	For the three months ended September 30, 2014
	Coupon	Net (Premium Amortization/ Amortization Basis) Discount	Interest
	Interest	Amortization	Income
Agency RMBS	$40,245	$(15,373)	$24,872
Non-Agency RMBS	11,177	(1,376)	9,801
Agency and Non-Agency CMBS	6,327	(1,407)	4,920
Other securities	1,033	92	1,125
Total	$58,782	$(18,064)	$40,718

	For the nine months ended September 30, 2014
	Coupon	Net (Premium Amortization/ Amortization Basis) Discount	Interest
	Interest	Amortization	Income
Agency RMBS	$114,703	$(41,373)	$73,330
Non-Agency RMBS	24,579	(1,282)	23,297
Agency and Non-Agency CMBS	10,069	(940)	9,129
Other securities	2,663	333	2,996
Total	$152,014	$(43,262)	$108,752

The following tables present the sales of the Company’s MBS and other securities (dollars in thousands):

	For the three months ended September 30, 2015
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Agency RMBS	$421,351	$3,036	$(4,096)	$(1,060)
Non-Agency RMBS	25,663	1,305	—	1,305
Agency and Non-Agency CMBS	55,637	772	(71)	701
Other securities	760,199	59	(2,861)	(2,802)
Total	$1,262,850	$5,172	$(7,028)	$(1,856)

(1)   Includes proceeds for Agency Interest-Only Strips, accounted for as derivatives, of approximately $5.3 million, gross realized gains of $628 thousand and gross realized losses of $2 thousand.

	For the nine months ended September 30, 2015
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Agency RMBS (1)	$931,332	$6,869	$(7,673)	$(804)
Non-Agency RMBS	233,257	11,066	(174)	10,892
Agency and Non-Agency CMBS	146,525	2,123	(80)	2,043
Other securities	776,564	621	(2,861)	(2,240)
Total	$2,087,678	$20,679	$(10,788)	$9,891

(1)   Includes proceeds for Agency Interest-Only Strips, accounted for as derivatives, of approximately $5.3 million, gross realized gains of $626 thousand and gross realized losses of $2 thousand.

	For the three months ended September 30, 2014
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Agency RMBS (1)	$268,694	$2,557	$(4,865)	$(2,308)
Non-Agency RMBS	155,366	6,257	(414)	5,843
Agency and Non-Agency CMBS	87,844	1,786	(20)	1,766
Other securities	—	—	—	—
Total	$511,904	$10,600	$(5,299)	$5,301

(1)   Includes proceeds for Agency CMBS Interest-Only Strips, accounted for as derivatives, of approximately $3.7 million, gross realized gains of $389 thousand and gross realized losses of $0 thousand.

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

Note 6 — Variable Interest Entities

The Company consolidates a VIE when it is determined that the Company is the primary beneficiary of such VIE.  The Company determined that it was the primary beneficiary of a number of trusts because it was involved in certain aspects of the design of each trust, has certain oversight rights on defaulted Residential Whole-Loans and has other significant decision making powers. In addition, the Company has the obligation to absorb losses and the right to receive benefits from the trusts that could potentially be significant to the trusts. The Company assesses modifications to VIEs on an ongoing basis to determine if a significant reconsideration event has occurred that would change the Company’s initial consolidation assessment.   The consolidated trusts hold 352 performing Residential Whole-Loans, which had no evidence of deteriorated credit quality upon consolidation.  The following table presents a summary of the assets and liabilities of the Residential Whole-Loan trusts included in the Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014 (dollars in thousands).  Intercompany balances have been eliminated for purposes of this presentation.

	September 30, 2015	December 31, 2014
Residential Whole-Loans, at fair value	$150,486	$7,220
Accrued interest receivable	1,159	40
Total assets	$151,645	$7,260
Accounts payable and accrued expenses	$5	$153
Total liabilities	$5	$153

The Company’s risk with respect to its investment in each trust is limited to its direct ownership in the trust. The Residential Whole-Loans held by the consolidated trusts are held solely to satisfy the liabilities of the trust, and creditors of the trust have no recourse to the general credit of the Company for the trust certificates issued by the trusts. The assets of a consolidated trust can only be used to satisfy the obligations of that trust. The Company is not contractually required and has not provided any additional financial support to the trusts for the three and nine months ended September 30, 2015.  The Company did not deconsolidate any trusts during the three and nine months ended September 30, 2015.

The following table presents in the components of the carrying value of Residential Whole-Loans as of September 30, 2015 and December 31, 2014 (dollars in thousands):

	September 30, 2015	December 31, 2014
Principal balance	$145,385	$7,034
Unamortized premium	2,030	111
Unamortized discount	(122)	(18)
Gross unrealized gains	3,193	94
Gross unrealized losses	—	(1)
Fair value	$150,486	$7,220

The following tables present certain information about the Company’s Residential Whole-Loans investment portfolio at September 30, 2015 and December 31, 2014 (dollars in thousands):

	September 30, 2015
Current Coupon Rate	Number of Loans	Principal Balance	Weighted Average Original Loan to Value	Weighted Average Original FICO Score(1)	Weighted Average Life to Maturity (years)	Weighted Average Coupon Rate
4.01– 5.00%	48	$14,509	57.6%	728	1.7	4.8%
5.01 – 6.00%	292	125,987	55.2%	729	1.6	5.1%
6.01 – 7.00%	12	4,889	69.1%	722	1.5	6.0%
Total	352	$145,385	55.9%	728	1.6	5.1%

(1)   The original FICO score is not available for 101 loans with a principal balance of approximately $38.9 million at September 30, 2015. The Company has excluded those loans from the weighted average computation.

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

The following tables present the U.S. states in which the collateral securing our Residential Whole-Loans at September 30, 2015 and December 31, 2014 based on principal balance is located (dollars in thousands):

	September 30, 2015
	State Concentration	Principal Balance
California	84.6%	123,016
Washington	6.4	9,374
Massachusetts	5.6	8,147
Georgia	1.2	1,696
Florida	0.9	1,329
Other	1.3	1,823
Total	100.0%	$145,385

	December 31, 2014
	State Concentration	Principal Balance
California	58.1%	$4,085
Florida	23.8	1,675
West Virginia	9.2	649
New Jersey	4.7	327
Virginia	2.1	149
Pennsylvania	2.1	149
Total	100.0%	$7,034

Note 7 — Commercial Whole-Loans, at fair value

The Company acquired its first Commercial Whole-Loan, with a loan to value of 67% at acquisition during the first quarter 2015 which was subsequently paid off in full during the third quarter 2015.  The Commercial Whole-Loan was a performing first mortgage loan with collateral located in California and with a maturity of January 2016.

Note 8 — Borrowings under Repurchase Agreements

As of September 30, 2015, the Company had master repurchase agreements with 27 counterparties.  As of September 30, 2015, the Company had borrowings under repurchase agreements with 19 counterparties.  One of the Company’s existing repurchase agreement counterparties and its affiliate has communicated their intention to exit the repurchase market in 2015. The Company had no outstanding borrowings with these two counterparties as of September 30, 2015. The following tables summarize certain characteristics of the Company’s repurchase agreements at September 30, 2015 and December 31, 2014 (dollars in thousands):

	September 30, 2015
Securities Pledged	Repurchase Agreement Borrowings	Weighted Average Interest Rate on Borrowings Outstanding at end of period	Weighted Average Remaining Maturity (days)
Agency RMBS	$2,012,976	0.54%	38
Non-Agency RMBS	386,779	1.71%	46
Agency and Non-Agency CMBS	367,727	1.67%	37
Other securities and Residential Whole-Loans(1)	242,786	2.04%	50
Total	$3,010,268	0.95%	40

(1)   Includes repurchase agreement borrowings of $118.4 million on Residential Whole-Loans owned through trust certificates.  The trust certificates are eliminated upon consolidation.

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

For the three and nine months ended September 30, 2015, the Company had average borrowings under its repurchase agreements of approximately $3.1 billion and $3.5 billion, respectively, had a maximum month-end balance during the periods of approximately $3.1 billion and $4.0 billion, respectively.  The Company had accrued interest payable at September 30, 2015 of approximately $2.8 million.  For the three and nine months ended September 30, 2014, the Company had average borrowings under its repurchase agreements of approximately $4.0 billion and $3.6 billion, respectively, and had a maximum month-end balance during the three and nine months ended of approximately $4.2 billion and $4.2 billion, respectively. In addition, at September 30, 2015, the Company had entered into repurchase agreement borrowings of approximately $12.4 million, which settled on October 2, 2015, with a weighted average interest rate of 1.63%, a weighted average contractual maturity of 96 days and secured by collateral of approximately $15.5 million.  These borrowings are recorded as a liability in the Company’s Consolidated Balance Sheets when settled.

The repurchase agreements bear interest at a contractually agreed-upon rate and typically have terms ranging from one month to three months.  The Company’s repurchase agreement borrowings are accounted for as secured borrowings when the Company maintains effective control of the financed assets.  Under the repurchase agreements, the respective lenders retain the right to determine the fair value of the underlying collateral. A reduction in the value of pledged assets requires the Company to post additional securities as collateral, pay down borrowings or establish cash margin accounts with the counterparties in order to re-establish the agreed-upon collateral requirements, and is referred to as a margin call.  The inability of the Company to post adequate collateral for a margin call by a counterparty, in a timeframe as short as the close of the same business day, could result in a condition of default under the Company’s repurchase agreements, thereby enabling the counterparty to liquidate the collateral pledged by the Company, which may have a material adverse effect on the Company’s financial position, results of operations and cash flows.  During 2015 and 2014, the Company rehypothecated pledged U.S. Treasury securities it received from its repurchase agreement and interest rate swap counterparties as incremental collateral in order to increase the Company’s cash position. The maximum amount of repurchase borrowings for the rehypothecated U.S. Treasury securities was $0 and $530 thousand during the three and nine months ended September 30, 2015 and $0 during the three and nine months ended September 30, 2014, respectively.  At September 30, 2015 and September 30 2014, the Company did not have any rehypothecated U.S. Treasury securities.

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

Further, if the Company is unable to renew, replace or expand repurchase financing with other sources of financing on substantially similar terms it may have a material  adverse effect on the Company’s financial position, results of operations and cash flow, due to the long term nature of the Company’s investments and relatively short-term maturities of the Company’s repurchase agreements.  Certain of the repurchase agreements provide the counterparty with the right to terminate the agreement if the Company does not maintain certain equity and leverage metrics, the most restrictive of which include a limit on leverage based on the composition of the Company’s portfolio.  The Company was in compliance with the terms of such financial tests as of September 30, 2015, except for such financial tests with respect to one counterparty as of that date.  On November 6, 2015, the Company received a waiver of the condition of default effective as of September 30, 2015, from the counterparty.  Accordingly, the Company is now in compliance with such financial tests and the scheduled maturity of the outstanding borrowings under the agreement has not been accelerated.

At September 30, 2015 and December 31, 2014, repurchase agreements collateralized by MBS and other securities had the following remaining maturities:

(dollars in thousands)	September 30, 2015	December 31, 2014
Overnight	$—	$—
1 to 29 days	1,551,368	2,034,282
30 to 59 days	605,537	1,302,439
60 to 89 days	805,552	484,109
90 to 119 days	12,968	40,127
Greater than or equal to 120 days	34,843	14,764
Total	$3,010,268	$3,875,721

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

At September 30, 2015, the following table reflects amounts of collateral at risk under its repurchase agreements greater than 10% of the Company’s equity with any counterparty (dollars in thousands):

	September 30, 2015
Counterparty	Amount of Collateral at Risk, at fair value	Weighted Average Remaining Maturity (days)	Percentage of Stockholders’ Equity
Credit Suisse Securities (USA) LLC	$107,368	45	19.3%
RBC (Barbados) Trading Bank Corporation	106,684	46	19.2
UBS Securities LLC	79,105	47	14.2

Note 9 — Collateral Positions

The following tables summarize the Company’s collateral positions, with respect to its borrowings under repurchase agreements, derivatives and clearing margin account at September 30, 2015 and December 31, 2014 (dollars in thousands):

	September 30, 2015
	Assets Pledged- Fair Value	Accrued Interest	Fair Value of Assets Pledged and Accrued Interest
Assets pledged for borrowings under repurchase agreements:
Agency RMBS	$2,118,025	$8,743	$2,126,768
Non-Agency RMBS	546,016	1,100	547,116
Agency and Non-Agency CMBS	504,514	3,112	507,626
Other securities (1)	325,614	1,380	326,994
Cash (2)	21,895	—	21,895
Cash collateral for derivatives (2):	214,630	—	214,630
Total	$3,730,694	$14,335	$3,745,029

(1)         Other securities include the fair value of Residential Whole-Loans owned through trust certificates pledged of $150.5 million as of September 30, 2015.

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

A reduction in the value of pledged assets typically results in the repurchase agreement counterparties, derivative counterparties and clearing margin counterparty initiating a daily margin call.  At September 30, 2015 and December 31, 2014, MBS and other securities, including Whole-Loans, held by counterparties as security for repurchase agreements totaled approximately $3.5 billion and approximately $4.4 billion, respectively. Cash collateral held by counterparties at September 30, 2015 and December 31, 2014 was approximately $236.5 million and approximately $184.8 million, respectively.  Cash posted by counterparties at September 30, 2015 and December 31, 2014, was approximately $14.4 million and approximately $12.2 million, respectively. In addition, at September 30, 2015 and December 31, 2014, the Company held securities of approximately $5.6 million and approximately $530 thousand, respectively, received as collateral from its derivative and repurchase agreement counterparties to satisfy margin requirements.  The Company has the ability to repledge collateral received from its derivative and repurchase agreement counterparties.

The Company has an obligation to return U.S. Treasuries pledged under reverse repurchase agreements accounted for as securities borrowing transaction which were subsequently sold by the Company with a fair value of $757.4 million as of September 30, 2015.  The borrowed securities were collateral for payments made by the Company of $758.5 million, which are presented as a receivable under reverse repurchase agreements on the Consolidated Balance Sheets.  The reverse repurchase agreements have a weighted average maturity of 1 day and a weighted average interest rate of 0.10%.  The Company did not have any obligation to return securities received as collateral at December 31, 2014.

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

The Company’s interest rate swaps, interest rate swaptions, currency swaps and forwards, futures contracts, TBA derivative instruments, options and linked transactions consisted of the following at September 30, 2015 and December 31, 2014 (dollars in thousands):

			September 30, 2015
Derivative Instrument	Accounting Designation	Consolidated Balance Sheets Location	Notional Amount	Fair Value, excluding accrued interest	Accrued Interest Payable (receivable)
Interest rate swaps, assets	Non-Hedge	Derivative assets, at fair value	$2,634,300	$32,055	$(6,596)
Interest rate swaptions, assets	Non-Hedge	Derivative assets, at fair value	1,105,000	3,084	—
Foreign currency swaps, asset	Non-Hedge	Derivative assets, at fair value	25,160	7,802	(189)
Foreign currency forward contracts, asset	Non-Hedge	Derivative assets, at fair value	16,089	224	—
TBA securities, assets	Non-Hedge	Derivative assets, at fair value	2,400,000	13,820	—
Total derivative instruments, assets				56,985	(6,785)

Interest rate swaps, liability	Non-Hedge	Derivative liability, at fair value	5,897,500	(215,525)	18,801
Futures contract, liability	Non-Hedge	Derivative liability, at fair value	6,500	(57)	—
Foreign currency forward contracts, liability	Non-Hedge	Derivative liability, at fair value	5,600	(74)	—
TBA securities, liabilities	Non-Hedge	Derivative liability, at fair value	1,800,000	(11,502)	—
Total derivative instruments, liabilities				(227,158)	18,801
Total derivative instruments				$(170,173)	$12,016

			December 31, 2014
Derivative Instrument	Accounting Designation	Consolidated Balance Sheets Location	Notional Amount	Fair Value, excluding accrued interest	Accrued Interest Payable (receivable)
Interest rate swaps, assets	Non-Hedge	Derivative assets, at fair value	$3,283,100	$51,170	$(6,718)
Interest rate swaptions, assets	Non-Hedge	Derivative assets, at fair value	105,000	178	—
Futures contracts, assets	Non-Hedge	Derivative assets, at fair value	592,000	451	—
Foreign currency swaps, asset	Non-Hedge	Derivative assets, at fair value	25,160	3,857	—
Foreign currency forward contracts, asset	Non-Hedge	Derivative assets, at fair value	23,822	143	—
TBA securities, assets	Non-Hedge	Derivative assets, at fair value	2,915,000	17,457	—
Total derivative instruments, assets				73,256	(6,718)

Interest rate swaps, liability	Non-Hedge	Derivative liability, at fair value	4,648,870	(166,288)	11,490
Futures contract, liability	Non-Hedge	Derivative liability, at fair value	592,000	(1,191)	—
Foreign currency forward contracts, liability	Non-Hedge	Derivative liability, at fair value	33,560	(446)	—
TBA securities, liabilities	Non-Hedge	Derivative liability, at fair value	2,590,000	(12,355)	—
Total derivative instruments, liabilities				(180,280)	11,490
Linked transactions (1)	Non-Hedge	Linked transactions, net, at fair value	54,117	20,627	(400)
Total derivative instruments				$(86,397)	$4,372

(1)   Notional amount represents the current face of the securities comprising the linked transactions.

The following tables summarize the average fixed pay rate and average maturity for the Company’s interest rate swaps as of September 30, 2015 and December 31, 2014 (excludes interest rate swaptions) (dollars in thousands):

	September 30, 2015
Remaining Interest Rate Swap Term	Notional Amount	Fair Value – Asset (Liability), net	Average Fixed Pay Rate	Average Maturity (Years)	Forward Starting
1 year or less	$1,015,300	$(1,006)	0.6%	0.6	—%
Greater than 1 year and less than 3 years	1,491,800	(8,193)	1.0	1.6	—
Greater than 3 years and less than 5 years	1,204,500	(30,551)	1.9	4.8	—
Greater than 5 years	1,881,300	(172,834)	3.0	10.3	51.1
Total	$5,592,900	$(212,584)	1.8%	5.0	17.2%

	December 31, 2014
Remaining Interest Rate Swap Term	Notional Amount	Fair Value – Asset (Liability), net	Average Fixed Pay Rate	Average Maturity (Years)	Forward Starting
1 year or less	$89,300	$(111)	0.5%	0.9	—%
Greater than 1 year and less than 3 years	1,972,300	(733)	0.8	1.8	20.3
Greater than 3 years and less than 5 years	603,000	(4,597)	1.8	4.2	—
Greater than 5 years	3,103,770	(156,952)	2.8	9.4	63.1
Total	$5,768,370	$(162,393)	2.0%	6.2	40.9%

The Company has entered into swaps to effectively fix the interest rate (for the life of the swap); net of variable-rate payment swaps, of approximately $2.2 billion of borrowings under its repurchase agreements, excluding forward starting swaps of $424.7 million.

The following tables summarize the average variable pay-rate and average maturity for the Company’s interest rate swaps as of September 30, 2015 and December 31, 2014 (excludes interest rate swaptions) (dollars in thousands):

	September 30, 2015
Remaining Interest Rate interest rate swap Term	Notional Amount	Fair Value – Asset (Liability), net	Average Variable Pay Rate	Average Maturity (Years)	Forward Starting
Greater than 3 years and less than 5 years	$1,735,800	$9,249	0.3%	4.8	—%
Greater than 5 years	1,203,100	19,865	0.3	11.8	44.6
Total	$2,938,900	$29,114	0.3%	7.7	18.3%

	December 31, 2014
Remaining Interest Rate interest rate swap Term	Notional Amount	Fair Value – Asset (Liability), net	Average Variable Pay Rate	Average Maturity (Years)	Forward Starting
Greater than 1 years and less than 3 years	$220,000	$(164)	0.2%	2.0	—%
Greater than 3 years and less than 5 years	634,000	2,210	0.2	4.5	—
Greater than 5 years	1,309,600	45,229	0.2	12.1	8.4
Total	$2,163,600	$47,275	0.2%	8.8	5.1%

The Company’s agreements with certain of its bilateral interest rate swap counterparties may be terminated at the option of the counterparty and settled at fair value, if the Company does not maintain certain equity and leverage metrics.  The most restrictive of which contain provisions which become more restrictive based upon portfolio composition.  Through September 30, 2015, the Company was in compliance with the terms of such financial tests.

The following tables present information about the Company’s interest rate swaptions as of September 30, 2015 and December 31, 2014 (dollars in thousands):

	September 30, 2015
	Option		Underlying Swap
Fixed-Pay Rate for Underlying Swap	Fair Value	Weighted Average Months Until Option Expiration	Notional Amount	Weighted Average Swap Term (Years)
1.76 – 2.00%	$151	0.9	$400,000	5.0
2.01 – 2.25%	22	0.9	100,000	5.0
2.26 – 2.50%	7	8.8	105,000	1.0
	$180	2.3	$605,000	4.3

	September 30, 2015
	Option		Underlying Swap
Fixed-Receive Rate for Underlying Swap	Fair Value	Weighted Average Months Until Option Expiration	Notional Amount	Weighted Average Swap Term (Years)
1.26 – 1.50%	$2,904	0.9	$500,000	5.0
	$2,904	0.9	$500,000	5.0

	December 31, 2014
	Option		Underlying Swap
Fixed-Pay Rate for Underlying Swap	Fair Value	Weighted Average Months Until Option Expiration	Notional Amount	Weighted Average Swap Term (Years)
2.26 – 2.50%	$178	17.8	$105,000	1.0
	$178	17.8	$105,000	1.0

The Company has minimum collateral posting thresholds with certain of its derivative counterparties, including with its clearing broker for cleared swaps, for which it typically pledges cash.  The fixed income markets experienced continued market volatility during the three month-ended September 30, 2015, primarily as a result of geopolitical concerns and the timing of when the Federal Reserve will increase short term interest rates.  Overall long term interest rates decreased during the three month-ended September 30, 2015.  During 2015 and 2014, the Company rehypothecated some of the U.S. Treasury securities it received as incremental collateral on its repurchase borrowings, swaps and swaptions, effectively entering into repurchase agreements with such securities, in order to increase its cash position.  The maximum amount of repurchase borrowings for the rehypothecated U.S. Treasury securities was $530 thousand and $0 during the nine months ended September 30, 2015 and September 30, 2014, respectively.  At September 30, 2015, no U.S. Treasury securities were rehypothecated.  As of September 30, 2015 and December 31, 2014, the Company had cash pledged as collateral for derivatives of approximately $214.6 million and approximately $159.0 million, respectively, which is reported on the Consolidated Balance Sheets as Due from counterparties. The Company held cash of approximately $11.3 million and $10.1 million as collateral against derivatives at September 30, 2015 and December 31, 2014, respectively, which is reported on the Consolidated Balance Sheets as Due to counterparties.  As of September 30, 2015, the Company has swaps with two counterparties that are based in England and Switzerland, with fair values in a liability position of approximately $86 thousand and $1.5 million and notional balances of $49.3 million and $163.9 million, respectively.  At December 31, 2014, the Company had swaps with two counterparties that are based in England and Switzerland, with fair values in a liability position of approximately $86 thousand and fair values in an asset position of $645 thousand and notional balances of $49.3 million and $163.9 million, respectively.  Included in the $214.6 million and $159.0 million pledged by the Company is cash pledged to the counterparty based in Switzerland of $2.7 million and $500 thousand at September 30, 2015 and December 31, 2014, respectively.  Included in the $11.3 million and $10.1 million received by the Company is cash posted as collateral by the counterparty based in England of approximately $6.5 million and $3.4 million at September 30, 2015 and December 31, 2014, respectively.

Currency Swaps and Forwards

The Company has invested in and, in the future, may invest in additional securities which are denominated in a currency or currencies other than U.S. dollars.  Similarly, it has and may in the future, finance such assets in a currency or currencies other than U.S. dollars.  In order to mitigate the impact to the Company, the Company may enter into derivative financial instruments, including foreign currency swaps and foreign currency forwards, to manage fluctuations in the valuation between U.S. dollars and such foreign currencies.  Foreign currency swaps involve the payment of a foreign currency at fixed interest rate on a fixed notional amount and the receipt of U.S. dollars at a fixed interest rate on a fixed notional amount.  Foreign currency forwards provide for the payment of a fixed amount of a foreign currency in exchange for a fixed amount of U.S. dollars at a date certain in the future.  The carrying value of foreign currency swaps and forwards is included in Derivative assets (liabilities), at fair value on the Consolidated Balance Sheets with changes in valuation included in Gain (loss) on derivative instruments, net on the Consolidated Statement of Operations.  The following is a summary of the Company’s foreign currency forwards at September 30, 2015 and December 31, 2014 (dollars and euros in thousands):

	September 30, 2015
Derivative Type	Notional Amount	Notional (USD Equivalent)	Maturity	Fair Value
Buy EUR/Sell USD currency forward	€11,000	$12,058	October 2015	$223
Buy USD/Sell EUR currency forward	3,610	4,031	October 2015	1
Currency forwards, assets	€14,610	$16,089	n/a	$224
Buy USD/Sell EUR currency forward	€5,083	$5,600	October 2015	$(74)
Currency forwards, liabilities	€5,083	$5,600	n/a	$(74)
Total currency forwards	€19,693	$21,689	n/a	$150

	December 31, 2014
Derivative Type	Notional Amount	Notional (USD Equivalent)	Maturity	Fair Value
Buy USD/Sell EUR currency forward	€3,331	$4,143	January 2015	$112
Buy USD/Sell EUR currency forward	7,766	9,417	January 2015	21
Buy USD/Sell EUR currency forward	3,471	4,211	February 2015	9
Buy EUR/Sell USD currency forward	5,000	6,051	January 2015	1
Currency forwards, assets	€19,568	$23,822	n/a	$143
Buy USD/Sell EUR currency forward	€5,043	$6,104	February 2015	$(1)
Buy EUR/Sell USD currency forward	11,156	13,542	April 2015	(30)
Buy EUR/Sell USD currency forward	11,156	13,914	January 2015	(415)
Currency forwards, liabilities	€27,355	$33,560	n/a	$(446)
Total currency forwards	€46,923	$57,382	n/a	$(303)

The following is a summary of the Company’s foreign currency swaps with a fair value of $7.8 million and $3.9 million at September 30, 2015 and December 31, 2014, respectively (dollars and euros in thousands):

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

To-be-announced securities

The Company has also purchased or sold TBAs.  As of September 30, 2015 and December 31, 2014, the Company had contracts to purchase (“long position”) and sell (“short position”) TBAs on a forward basis.  Following is a summary of the Company’s long and short TBA positions reported in Derivative assets, at fair value on the Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014 (dollars in thousands):

	September 30, 2015		December 31, 2014
	Notional Amount	Fair Value	Notional Amount	Fair Value
Purchase contracts, asset	$2,400,000	$13,820	$2,915,000	$17,457
TBA securities, asset	2,400,000	13,820	2,915,000	17,457
Sale contracts, liability	(1,800,000)	(11,502)	(2,590,000)	(12,355)
TBA securities, liability	(1,800,000)	(11,502)	(2,590,000)	(12,355)
TBA securities, net	$600,000	$2,318	$325,000	$5,102

The following table presents additional information about the Company’s contracts to purchase and sell TBAs for the nine months ended September 30, 2015 (dollars in thousands):

	Notional Amount as of December 31, 2014	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount as of September 30 2015
Purchase of TBAs	$2,915,000	$27,526,000	$(28,041,000)	$2,400,000
Sale of TBAs	$2,590,000	$27,251,000	$(28,041,000)	$1,800,000

Futures Contracts

The Company also enters into Eurodollar and U.S. Treasury futures. As of September 30, 2015, the Company had entered into contracts to sell (“short position”) U.S. Treasuries with a notional amount of $6.5 million, a fair value in a liability position of $57 thousand and an expiration date of December 2015. As of December 31, 2014, the Company had purchase contracts (“long position”) for Eurodollar futures, representing a notional amount of $592.0 million with a fair value of $451 thousand and an expiration date of June 2016. In addition, as of December 31, 2014, the Company had sale contracts (“short position”) for Eurodollar futures, representing a notional amount of $592.0 million with a fair value in a liability position of $1.2 million and an expiration date of June 2018. During the nine months ended September 30, 2015, the Company terminated both Eurodollar futures and realized a net loss of $459 thousand.

Gain (loss) on derivative instruments

The below tables summarize the effect of interest rate swaps, interest rate swaptions, foreign currency swaps, foreign currency forwards, options, futures contracts, Agency and Non-Agency Interest-Only Strips characterized as derivatives and TBAs reported in Gain (loss) on derivative instruments, net on our Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and September 30, 2014 (dollars in thousands):

	Three months ended September 30, 2015
Description	Realized Gain (Loss), net	Contractual interest income (expense), net(1)	Return (Recovery) of Basis	Mark-to- market adjustments	Total

Interest rate swaps	$28,291	$(5,561)	$337	$(64,701)	$(41,634)
Interest rate swaptions	(150)	—	—	71	(79)
Agency and Non-Agency Interest-Only Strips— accounted for as derivatives	626	5,437	(4,164)	(1,799)	100
Options	684	—	—	—	684
Futures contracts	(168)	—	—	(38)	(206)
Foreign currency forwards	(134)	—	—	114	(20)
Foreign currency swaps	—	190	—	652	842
TBAs	(8,205)	—	—	7,155	(1,050)
Total	$20,944	$66	$(3,827)	$(58,546)	$(41,363)

	Nine months ended September 30, 2015
Description	Realized Gain (Loss), net	Contractual interest income (expense), net(1)	Return (Recovery) of Basis	Mark-to- market adjustments	Total

Interest rate swaps	$18,729	$(11,871)	$1,075	$(83,209)	$(75,276)
Interest rate swaptions	(3,873)	—	—	(72)	(3,945)
Agency and Non-Agency Interest-Only Strips— accounted for as derivatives	624	16,700	(12,877)	(1,966)	2,481
Options	684	—	—	—	684
Futures contracts	(627)	—	—	683	56
Foreign currency forwards	(980)	—	—	452	(528)
Foreign currency swaps	—	585	—	3,944	4,529
TBAs	(1,728)	—	—	(2,784)	(4,512)
Total	$12,829	$5,414	$(11,802)	$(82,952)	$(76,511)

	Three months ended September 30, 2014, as Revised (See Note 2)
Description	Realized Gain (Loss), net	Contractual interest income (expense), net(1)	Basis Recovery	Mark-to- market adjustments	Total

Interest rate swaps	$23,798	$(11,848)	$820	$(15,587)	$(2,817)
Interest rate swaptions	—	—	—	(624)	(624)
Agency and Non-Agency Interest-Only Strips— accounted for as derivatives	389	5,723	(4,187)	(915)	1,010
Options	—	—	—	(340)	(340)
Futures contracts	—	—	—	(200)	(200)
Foreign currency forwards	(1,182)	—	—	57	(1,125)
Foreign currency swaps	—	140	—	2,057	2,197
TBAs	2,608	—	—	(1,110)	1,498
Total	$25,613	$(5,985)	$(3,367)	$(16,662)	$(401)

	Nine months ended September 30, 2014, as Revised (See Note 2)
Description	Realized Gain (Loss), net	Contractual interest income (expense), net(1)	Basis Recovery	Mark-to- market adjustments	Total

Interest rate swaps	$17,012	$(25,784)	$928	$(123,026)	$(130,870)
Interest rate swaptions	(5,908)	—	—	(5,615)	(11,523)
Agency and Non-Agency Interest-Only Strips— accounted for as derivatives	(755)	20,288	(14,286)	(332)	4,915
Options	—	—	—	(340)	(340)
Futures contracts	(16,495)	—	—	(311)	(16,806)
Foreign currency forwards	(1,182)	—	—	(81)	(1,263)
Foreign currency swaps	—	141	—	2,072	2,213
TBAs	25,169	—	—	1,521	26,690
Total	$17,841	$(5,355)	$(13,358)	$(126,112)	$(126,984)

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

The following tables present certain information related to the securities and repurchase agreements accounted for as part of linked transaction which is reported in Gain (loss) on linked transactions, net on the Consolidated Statements of Operations for the three and nine months ended September 30, 2014 (dollars in thousands):

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

Note 11 — Offsetting Assets and Liabilities

The following tables present information about certain assets and liabilities that are subject to master netting agreements (or similar agreements) and can potentially be offset on the Company’s Consolidated Balance Sheets at September 30, 2015 and December 31, 2014:

Offsetting of Derivative Assets

As of September 30, 2015

	Gross	Gross Amounts Offset in the	Net Amounts of Assets presented in the	Gross Amounts Not Offset in the Consolidated Balance Sheets
$s in thousands Description	Amounts of Recognized Assets	Consolidated Balance Sheets	Consolidated Balance Sheets	Financial Instruments (1)	Cash Collateral Received	Net Amount
Agency and Non-Agency Interest-Only Strips, accounted for as derivatives included in MBS	$68,730	$—	$68,730	$(63,716)	$—	$5,014
Derivative asset, at fair value(2)	56,985	—	56,985	(35,693)	(11,252)	10,040
Receivable under reverse repurchase agreements	758,467	—	758,467	(757,353)	—	1,114
Total	$884,182	$—	$884,182	$(856,762)	$(11,252)	$16,168

Offsetting of Derivative Liabilities and Repurchase Agreements

As of September 30, 2015

	Gross	Gross Amounts Offset in the	Net Amounts of Liabilities presented in the	Gross Amounts Not Offset in the Consolidated Balance Sheets
$s in thousands Description	Amounts of Recognized Liabilities	Consolidated Balance Sheets	Consolidated Balance Sheets	Financial Instruments (1)	Cash Collateral Pledged(1)	Net Amount
Derivative liability, at fair value(2)(3)	$227,158	$—	$227,158	$(35,693)	$(183,526)	$7,939
Repurchase Agreements(4)	3,010,268	—	3,010,268	(3,010,268)	—	—
	$3,237,426	$—	$3,237,426	$(3,045,961)	$(183,526)	$7,939

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

(3) Cash collateral pledged against the Company’s derivative counterparties was approximately $214.6 million as of September 30, 2015.

(4) The fair value of securities pledged against the Company’s repurchase agreements was approximately $3.5 billion as of September 30, 2015.

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

The Management Agreement may be amended, supplemented or modified by agreement between the Company and the Manager. The Management Agreement expires on May 16, 2016.  It is automatically renewed for one-year terms on each May 15th unless previously terminated as described below. The Company’s independent directors review the Manager’s performance and any fees payable to the Manager annually and, the Management Agreement may be terminated annually upon the affirmative vote of at least two thirds (2/3) of the Company’s independent directors, based upon: (i) the Manager’s unsatisfactory performance that is materially detrimental to the Company; or (ii) the Company’s determination that any fees payable to the Manager are not fair, subject to the Manager’s right to prevent such termination due to unfair fees by accepting a reduction of management fees agreed to by at least two thirds (2/3) of the Company’s independent directors. The Company will provide the Manager 180 days prior notice of any such termination. Unless terminated for cause, the Company will pay the Manager a termination fee equal to three times the average annual management fee earned by the Manager during the prior 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination.

The Company may also terminate the Management Agreement at any time, without the payment of any termination fee, with 30 days prior written notice from the Company’s Board of Directors for cause, which will be determined by at least two thirds (2/3) of the Company’s independent directors, which is defined as: (i) the Manager’s continued material breach of any provision of the Management Agreement (including the Manager’s failure to comply with the Company’s investment guidelines); (ii) the Manager’s fraud, misappropriation of funds, or embezzlement against the Company; (iii) the Manager’s gross negligence in the performance of its duties under the Management Agreement; (iv) the occurrence of certain events with respect to the bankruptcy or insolvency of the Manager, including an order for relief in an involuntary bankruptcy case or the Manager authorizing or filing a voluntary bankruptcy petition; (v) the Manager is convicted (including a plea of nolo contendere) of a felony; or (vi) the dissolution of the Manager.

For the three and nine months ended September 30, 2015, the Company incurred approximately $2.8 million and approximately $8.1 million in management fees, respectively.  For the three and nine months ended September 30, 2014, the Company incurred approximately $2.8 million and $7.1 million in management fees, respectively. The increase in management fee for the nine months ended September 30, 2015 versus September 30, 2014 is primarily attributable to the follow-on public offering completed in the second quarter of 2014.

In addition to the management fee, the Company is also responsible for reimbursing the Manager for certain expenses paid by the Manager on behalf of the Company, including travel expenses incurred by officers of the Company,  and for certain services provided by the Manager to the Company.  For the three months and nine months ended September 30, 2015, the Company recorded expenses included in general and administrative expense totaling approximately $127 thousand and $921 thousand related to employee costs and benefits associated with the Company’s CFO and controller paid by the Manager on behalf of the Company, respectively.  For the three and nine months ended September 30, 2014, the Company recorded expenses included in general and administrative expense totaling approximately $112 thousand and $521 thousand, respectively related to employee costs and benefits associated with the Company’s CFO and controller paid by the Manager on behalf of the Company.  Commencing January 1, 2014, the Company reimburses the Manager for the compensation and employee benefits of the Company’s CFO and controller.  Any such expenses incurred by the Manager and reimbursed by the Company, including the employee compensation expense discussed above, are typically included in the Company’s general and administrative expense on its Consolidated Statements of Operations, or may be reflected on the Consolidated Balance Sheets and associated consolidated statement of changes in stockholders’ equity, based on the nature of the item.  At September 30, 2015 and December 31, 2014, approximately $2.8 million and $2.5 million, respectively for management fees incurred but not yet paid was included in Payable to related party on the Consolidated Balance Sheets.  In addition, at September 30, 2015 and December 31, 2014, approximately $37 thousand and $199 thousand, respectively of costs incurred but not yet paid was included in Payable to related party on the Consolidated Balance Sheets.

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

On June 11, 2014, the Company granted a total of 6,264 (2,088 each) of restricted common stock under the Equity Plan to the Company’s three independent directors.  These restricted shares vested in full on June 11, 2015, the first anniversary of the grant date. Each of the independent directors has elected to defer the shares granted to him under the Company’s Director Deferred Fee Plan (the “Director Deferred Fee Plan”). The Director Deferred Fee Plan permits eligible members of the Company’s Board of Directors to defer certain stock awards made under its director compensation programs. The Director Deferred Fee Plan allows directors to defer issuance of their stock awards and therefore defer payment of any tax liability until the deferral is terminated, pursuant to the election form executed each year by each eligible director.

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

The Equity Incentive Plans include provisions for grants of restricted common stock and other equity-based awards to the Manager, its employees and employees of its affiliates and to the Company’s directors, officers and employees. The Company can issue up to 3.0% of the total number of issued and outstanding shares of its common stock (on a fully diluted basis) at the time of each award (other than any shares previously issued or subject to awards made pursuant to one of the Company’s Equity Incentive Plans) under these Equity Incentive Plans. At May 15, 2012, there were 308,335 shares of common stock initially reserved for issuance under the Equity Incentive Plans. Upon the completion of the October 3, 2012 follow-on common stock offering,  the stock portion of the Company’s dividend declared December 19, 2013, and the April 9, 2014 follow-on offering (which includes the partial exercise of the greenshoe on May 7, 2014) and private placement of common stock, the number of shares of common stock available for issuance under the Equity Incentive Plans increased to 1,237,711, inclusive of the 664,838 shares of restricted stock issued as provided above and 22,984 shares of restricted stock issued as a result of the stock portion of the dividend declared on December 19, 2013 and restricted stock attributed to dividends on restricted stock under the Director Deferred Fee Plan. As of September 30, 2015, 549,889 shares remained available for issuance under the Equity Incentive Plans.  The Company recognized stock-based compensation expense of approximately $509 thousand and approximately $2.0 million for the three and nine months ended September 30, 2015, respectively, and approximately $587 thousand and approximately $1.7 million for the three and nine months ended September 30, 2014, respectively.  At September 30, 2015 and December 31, 2014, the Company had unamortized compensation expense of $109 thousand and $57 thousand for awards fixed on the grant date and not remeasured at fair value, respectively.  In addition, the Company had unamortized compensation expense of approximately $3.6 million and $3.2 million for awards remeasured at the end of each reporting period, at fair value, until vested at September 30, 2015 and December 31, 2014, respectively.

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

The following is a summary of restricted common stock vesting dates as of September 30, 2015 and December 31, 2014, including shares whose issuance has been deferred under the Director Deferred Fee Plan:

	September 30, 2015	December 31, 2014
Vesting Date	Shares Vesting	Shares Vesting
January 2015	—	12,745
March 2015	—	121,518
May 2015	—	18,708
June 2015	—	6,873
November 2015	1,334	1,334
January 2016	8,920	8,920
March 2016	188,184	121,518
June 2016	10,956	—
January 2017	5,060	5,060
March 2017	133,334	66,667
March 2018	66,667	—
	414,455	363,343

The following table presents information with respect to the Company’s restricted stock for the nine months ended September 30, 2015 including shares whose issuance has been deferred under the Director Deferred Fee Plan:

	Shares of Restricted Stock	Weighted Average Grant Date Fair Value (1)
Outstanding at beginning of period	476,200	$18.49
Granted (2)	211,622	14.98
Cancelled/forfeited	—	—
Outstanding at end of period	687,822	$17.41
Unvested at end of period	414,455	$16.31

(1)         The grant date fair value of restricted stock awards is based on the closing market price of the Company’s common stock at the grant date.

(2)         Included in Granted are restricted stock attributed to dividends on restricted stock under the Director Deferred Fee Plan of 1,122 shares.

Note 14 — Stockholders’ Equity

On July 31, 2014, the Board of Directors of the Company authorized the repurchase of up to 2,050,000 shares of its common stock through December 31, 2015.  Purchases made pursuant to the program will be made in the open market, in privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rules 10b5-1 and 10b-18 of the Securities and Exchange Commission. The authorization does not obligate the Company to acquire any particular amount of common shares and the program may be suspended or discontinued at the Company’s discretion without prior notice. The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors.  The Company has not yet entered into definitive agreements to utilize the authorization and, accordingly, had not repurchased any shares of common stock pursuant to the authorization as of September 30, 2015.

Note 15 — Net Income (Loss) per Common Share

The table below presents basic and diluted net income (loss) per share of common stock using the two-class method for the three and nine months ended September 30, 2015 and September 30, 2014 (dollars, other than shares and per share amounts, in thousands):

	For the three months ended September 30, 2015	For the three months ended September 30, 2014	For the nine months ended September 30, 2015	For the nine months ended September 30, 2014
Numerator:
Net income (loss) attributable to common stockholders and participating securities for basic and diluted earnings per share	$(1,852)	$26,136	$10,601	$85,269
Less:
Dividends and undistributed earnings allocated to participating securities	258	258	795	776
Net income (loss) allocable to common stockholders — basic and diluted	$(2,110)	$25,878	$9,806	$84,493

Denominator:
Weighted average common shares outstanding for basic earnings per share	41,516,302	41,363,331	41,480,857	35,980,756
Weighted average diluted shares outstanding (stock awards)	—	—	—	—
Weighted average diluted shares outstanding (warrants)	—	—	—	—
Weighted average common shares outstanding for diluted earnings per share	41,516,302	41,363,331	41,480,857	35,980,756
Basic earnings per common share	$(0.05)	$0.63	$0.24	$2.35
Diluted earnings per common share	$(0.05)	$0.63	$0.24	$2.35

Note 16 — Income Taxes

Based on the Company’s analysis of any potential uncertain income tax positions, the Company concluded that it does not have any uncertain tax positions that meet the recognition or measurement criteria as of September 30, 2015.  The Company files U.S. federal and state income tax returns.  As of September 30, 2015, tax returns filed by the Company for 2014, 2013 and 2012 are open for examination pursuant to relevant statutes of limitation. In the event that the Company incurs income tax related interest and penalties, the Company’s policy is to classify them as a component of its provision for income taxes.

Subject to the limitation under the REIT asset test rules, the Company is permitted to own up to 100% of the stock of one or more TRS. Currently, the Company owns one TRS that is taxable as a corporation and is subject to federal, state and local income tax on its net income at the applicable corporate rates. The TRS, which was formed in Delaware on July 28, 2014, is a limited liability company and a wholly-owned subsidiary of the Company.  As of September 30, 2015, the cumulative taxable loss of the TRS was de-minimis.  As there can be no certainty that the TRS will have taxable income in the future, no tax benefit was included in these consolidated financial statements.

Note 17 — Contingencies

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. Management is not aware of any material contingencies at September 30, 2015.

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

Overview

Western Asset Mortgage Capital Corporation and Subsidiaries (the “Company” unless otherwise indicated or except where the context otherwise requires “we”, “us” or “our”) upon commencing operations in May 2012, had an initial investment strategy which was primarily focused on investing in, financing and managing Agency RMBS (including TBAs as defined herein). Over time, we have expanded our investment strategy to include both Non-Agency RMBS and subsequently Agency and Non-Agency CMBS and Whole-loans. In addition, and to a significantly lesser extent, we have invested in other securities including certain Agency obligations that are not technically mortgage-backed securities or MBS as well as certain Non U.S. CMBS and ABS investments secured by a portfolio of private student loans.  These changes in our investment strategy, including future changes, are based on our Manager’s perspective of which mix of portfolio assets it believes provides us with the best risk-reward opportunities at any given time.  We have and expect to continue to finance our investment portfolio primarily through the use of repurchase agreements.

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

We have invested the proceeds of our initial public offering or IPO and concurrent private placements along with proceeds from our follow-on public offerings and accompanying private placement primarily in Agency RMBS, including Mortgage pass-through certificates, Agency derivatives, Agency Interest-Only Strips, and Agency CMOs; Non-Agency RMBS; Agency, Non-Agency and Non U.S. CMBS; ABS as well as Residential and Commercial Whole-Loans.  We have also used “to-be-announced” forward contracts, or TBAs, in order to invest in Agency RMBS. Pursuant to these TBAs, we agree to purchase (or deliver), for future settlement, Agency RMBS with certain principal and interest terms and certain underlying collateral.  At September 30, 2015, our portfolio was comprised of approximately $2.1 billion of Agency RMBS (including approximately $157.9 million of Agency Interest-Only Strips), approximately $546.1 million of Non-Agency RMBS (including approximately $87.8 million of Non-Agency Interest-Only Strips), approximately $40.1 million of Agency CMBS (including approximately $15.2 million of Agency CMBS Interest-Only Strips), approximately $464.5 million of Non-Agency CMBS, approximately $177.5 million of other securities and approximately $150.5 million of Residential Whole-Loans. To comply with the REIT requirements, some of our investments were held in a taxable REIT subsidiary or “TRS”.  By acquiring investments or engaging in activities through the TRS, it enables us to engage in such activities without jeopardizing our REIT status. These investments or activities are not held or conducted at the REIT level and as a result would not impact our ability to maintain our qualification as a REIT.

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

As of September 30, 2015, we had entered into master repurchase agreements with 27 counterparties. As of September 30, 2015, we had approximately $3.0 billion of borrowings, outstanding under our repurchase agreements collateralized by approximately $3.3 billion of MBS and other assets.  The balance outstanding at September 30, 2015 includes approximately $118.4 million of borrowings related to Residential Whole-Loans owned through trust certificates of approximately $150.5 million.  The trust certificates are eliminated upon consolidation.  We have entered into approximately $2.2 billion of interest rate swaps to effectively fix the interest rate of our borrowings under our repurchase agreements; net of variable-rate payment interest rate swaps of approximately $2.4 billion, and excluding forward starting interest rate swaps of $424.7 million. In addition, as of September 30, 2015, we also owned swaptions on approximately an incremental $105.0 million notional of interest rate swaps.  As of September 30, 2015, our aggregate debt-to-equity ratio was approximately 5.4 to 1.

Recent Market Conditions and Strategy

Our business is affected by general U.S. residential real estate fundamentals, domestic and foreign commercial real estate fundamentals and the overall U.S. and international economic environment. In particular, our strategy is influenced by the specific characteristics of these markets, including but not limited to prepayment rates and interest rate levels. We expect the results of our operations to be affected by various factors, many of which are beyond our control. Our results of operations will primarily depend on, among other things, the level of our net interest income, the market value of our investment portfolio and the supply of and demand for mortgage-related assets. Our net interest income, which includes the amortization of purchase premiums and accretion of discounts, will vary primarily as a result of changes in interest rates, defaults and loss severity rates, borrowing costs, and prepayment speeds on our MBS and other Target Asset (as defined herein) investments.  Similarly, the overall value of our investment portfolio will be impacted by these factors as well as changes in the value of residential and commercial real estate and continuing regulatory changes.  Commencing in 2014 and continuing into 2015, we have shifted our portfolio to more credit sensitive assets from Agency securities, which we believe, given the current economic and interest rate environment, will provide a better risk adjusted return going forward.

The current economic and market outlook are shaped in a significant manner by the unprecedented level of fiscal and monetary stimulus that the U.S. Government and U.S. Federal Reserve Board has continued to provide in the aftermath of the 2007-2010 financial crisis. The U.S. Federal Reserve Board has maintained a near-zero target for the federal funds rate, and has reiterated its commitment to fulfilling its dual mandate to foster maximum employment and to maintain price stability in the U.S. economy.   Since early 2015, U.S. Federal Reserve Board Chairperson Janet Yellen indicated that she expected the first interest rate increase to occur sometime this year, but emphasized that the key is not when the first increase occurs, but the pace and size of subsequent increases.  To the surprise of many in the economic community, at its meeting on September 17, 2015, the U.S. Federal Reserve Board left rates unchanged.  While noting that the labor market had continued to improve and that household spending and business fixed income have been increasing moderately, the Federal Reserve elected to postpone increasing its target for federal funds rate based on increasing concerns about the overall strength of global demand and overall continuing concern within the Federal Open Market Committee (“FOMC”) about inflation remaining below the Fed’s longer-run target of 2%.

Subsequent to the September 17, 2015, FOMC Meeting, economic data remained weak.  While the September job reports showed the unemployment rate remaining steady at 5.1%, only 142,000 jobs were added, despite expectations for an increase of over 200,000 jobs.  Further, both the July and August jobs added numbers were revised downward by a total of 59,000. Seasonally adjusted retail sales rose just 0.1% in September and actually fell from August levels once car sales are eliminated.  The Labor Department also reported that producer prices fell 0.5% in September and were down 1.1% from a year earlier, the largest 12-month decline during this expansion.  Based on these data, two members of the Federal Reserve publicly acknowledged that the Federal Reserve should take a wait-and-see approach with regard to whether the federal funds rate should be increased in 2015.

Based on these weaker economic data subsequent to the September 17, 2015 FOMC meeting, the fixed income markets were not anticipating that the FOMC would take any action to raise the federal funds rate at its October 27, 2015 meeting.  Such was the case, as nine of the ten members voted to maintain FOMC monetary policy in its current form including that the current 0% to 0.25% target range for the federal funds rate remains appropriate.  In determining whether it will be appropriate to raise the target range at its next meeting in December, the FOMC will assess progress, both realized and expected, toward its objectives of maximum employment and two percent inflation.  This assessment will take into account a wide range of information including measures of labor market conditions, indicators of inflation, inflation expectations and readings on financials and international developments.  The FOMC has reported that it will be appropriate to raise the target range for the federal funds rate when it has seen some further improvement in the labor market and is reasonably confident that inflation will move back to its two percent objective over the medium term.  Our Manager’s view on interest rates remains consistent. Our Manager believes that the long-end of the curve will be range-bound over the near-term and short term rates will remain near zero until the end of 2015, and then gradually increase from there. This view is based on our Manager’s belief that economic growth in the U.S. will continue to be modest over the next several quarters, and that the Fed will proceed very slowly in raising short-term rates back to a more normalized level.

On November 4, 2015, Federal Reserve Chair Janet Yellen and New York Fed President William Dudley both said the Fed could boost interest rates as soon as next month.  “At this point, I see the U.S. economy as performing well,” Chair Yellen said in testimony before the House Financial Services Committee in Washington.  If economic data continue to point to growth and firmer prices, a December rate hike would be a “live possibility,” she said.  Later, Dudley said he agreed with the chair, but “let’s see what the data shows.”  On November 6, 2015, the October 2015 jobs report showed that employers added 271,000 jobs, the most since December 2014.  The unemployment rate fell to a seven-year low of 5.0%, supporting our Manager's view that the Fed will likely hike interest rates in December.

As the capital markets have recovered from the 2007-2010 financial crisis commercial banks have re-entered the secured lending market, which has quickened the pace of asset recovery, and the return to more normalized credit spreads. Notwithstanding the foregoing, recent regulatory changes under the Dodd-Frank Act and Basel III have increased regulatory capital requirements for commercial banks to provide such financing, thereby increasing pressure on the availability of financing as well as overall liquidity in the fixed income markets.  As a result of the current regulatory environment, we continue to see significant non-bank entities filling the void for residential and commercial real estate credit lending. Financing of Agency and Non-Agency RMBS, Agency and Non-Agency CMBS as well as ABS remains available through, among other vehicles, repurchase agreements. Haircuts, or the discount attributed to the value of securities sold under repurchase agreements, range from a low of 3.0% to a high of 5.0% for Agency RMBS, depending on the specific security used as collateral for such repurchase agreements, while haircuts for Agency IOs and IIOs can range from a low of 20.0% to a high of 25.0% and haircuts for Non-Agency RMBS and Agency and Non-Agency CMBS range from a low of 13.0% to a high of 40.0% and haircuts for other securities and Whole-Loans range from a low of 20.0% to a high of 50.0%.  Nevertheless, such regulatory changes may impact the availability and current attractive pricing of such financing in the future.

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

Finally, ongoing discussions continue with regard to the long term conservatorship or restructuring of the FNMA and FHLMC.  While existing shareholders continue to move for a return to privatization, the Federal Government appears to be hesitant to do anything at this time and with the upcoming Presidential elections this issue is unlikely to be addressed prior to 2016.

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

We currently purchase and sell Agency RMBS (including to-be-announced securities or TBAs) and Non-Agency RMBS, Agency and Non-Agency CMBS, Non U.S. CMBS, ABS as well as other structured securities, Whole-Loans and Whole-Loan securities.  Currently, our Manager expects to expand our purchase of Non-Agency RMBS, Agency and Non-Agency CMBS, Non U.S. CMBS and ABS as well as expand our investment in Whole-Loans and Whole-Loan securities subject to applicable regulatory limits. This expansion is the result of our view that, under current market conditions, our credit sensitive investments will continue to perform well in gradually improving U.S. economy, while also exhibiting less interest rate sensitivity than Agency securities.  We are also hoping to build on the increase in Whole-loan investments in the last quarter and accordingly, accelerate the shift towards a more diversified credit sensitive portfolio. We do not have specific investment guidelines providing for precise minimum or maximum allocations to any sector other than those necessary for maintaining our qualification as a REIT and our exemption from the 1940 Act.  These regulatory limits may limit our ability to shift away from Agency securities and diversify the portfolio.  Our Manager has not and does not expect to purchase securities on our behalf with a view to selling them shortly after purchase. However, in order to maximize returns and manage portfolio risk while remaining opportunistic, we may dispose of securities earlier than anticipated or hold securities longer than anticipated depending upon prevailing market conditions, credit performance, availability of leverage or other factors regarding a particular asset and/or our capital position.

Our Target Assets

We have invested the proceeds of our IPO, concurrent private placements and follow-on public offerings and expect to continue to focus on investing in the following types of securities:

Agency RMBS. - Agency RMBS, which are RMBS for which the principal and interest payments are guaranteed by a U.S. Government agency, such as the Government National Mortgage Association (“GNMA” or “Ginnie Mae”), or a U.S. Government-sponsored entity, such as the Federal National Mortgage Association (“FNMA” or “Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“FHLMC” or “Freddie Mac”).  The Agency RMBS we acquire can be secured by fixed-rate mortgages, adjustable-rate mortgages or hybrid adjustable-rate mortgages. Fixed-rate mortgages have interest rates that are fixed for the term of the loan and do not adjust. The interest rates on adjustable-rate mortgages generally adjust annually (although some may adjust more frequently) to an increment over a specified interest rate index. Hybrid adjustable-rate mortgages have interest rates that are fixed for a specified period of time (typically three, five, seven or ten years) and, thereafter, adjust to an increment over a specified interest rate index. Adjustable-rate mortgages and hybrid adjustable-rate mortgages generally have periodic and lifetime constraints on the amount by which the loan interest rate can change on any predetermined interest rate reset date.  As of September 30, 2015, all of our Agency RMBS, excluding interest-only strips, are secured by fixed-rate mortgages.

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

Residential Whole-Loans. — We made our first investment in “Residential Whole-Loan” instruments during the fourth quarter 2014 and have continued to increase our investment in this sector since then.  In the future, we may continue to expand our investment in these mortgages, secured by single family residential properties.  These whole-loan programs involve investing in structured Non-Agency RMBS programs crafted specifically for us, although it is possible that we could hold mortgage loans directly at some point.  In addition to holding these instruments for investment, our Manager is also working to provide us with the ability to invest in or acquire Whole-Loans directly or gain exposure to Whole-Loans through investments in structured programs with the intention of securitizing the whole-loans in the future, selling the investment grade portion of the securitized structure and retaining the residual portion. Currently, our Residential Whole-Loans are held in trusts for which we are the sole beneficial owner.  Although our expectation is that we will continue to make at least a limited amount of these investments in the near future, increasing these instruments as part of our target assets involves complex investment, structural, regulatory and accounting issues and there can be no assurance that we will in fact expand our investments in Residential Whole-Loans or, if we do, in what form and to what extent we will do so.

Commercial Whole-Loans. - Our Manager is also actively exploring opportunities to invest in small balance, $2.5 million to $25.0 million, Commercial Whole-Loans, including commercial mortgages and Small Business Administration or SBA loans secured primarily by real estate.  During the first quarter 2015, we made our first investment in these instruments which has since been paid off. While our Manager has experience in CMBS and we currently invest in Agency and Non-Agency CMBS, as well, as Non U.S. CMBS, investing in Whole-Loans backed or secured by commercial real estate assets involves complex investment, structural, regulatory and accounting issues.  Some of these issues are unique to Commercial Whole-Loans as opposed to residential mortgages.  Accordingly, there is no assurance of the prevalence such investments will have in our overall portfolio in the future.

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

As of September 30, 2015, the fair value of our investment portfolio was comprised of 60.6% of Agency RMBS, 15.6% of Non-Agency RMBS, 1.1% of Agency CMBS, 13.3% of Non-Agency CMBS, 5.1% of other securities and 4.3% of Residential Whole-Loans.

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

For the three and nine months ended September 30, 2015, we financed our investments with repurchase agreements, on a debt-to-equity basis, ranging from 5.1 to 5.4 and 5.1 to 6.4 times leverage calculated at each month-end, respectively. In the future, we may, however, be limited or restricted in the amount of leverage we may employ by the terms and provisions of any financing or other agreements, and may be subject to margin calls as a result of our financing activity.  We had an aggregate debt-to-equity ratio, related to our repurchase agreements of approximately 5.4 to 1 at September 30, 2015.  Our debt-to-equity ratio is computed by dividing repurchase borrowings by total stockholders’ equity.

We finance MBS and other securities with repurchase agreement financing with maturities generally ranging from one to three months, but in some cases longer.  At September 30, 2015, we had entered into master repurchase agreements with 27 counterparties.  One of our existing repurchase agreement counterparties and one of its affiliates has communicated their intention to exit the repurchase agreement market in 2015. We believe that we have sufficient capacity with our other repurchase agreement counterparties to refinance these positions and had no outstanding borrowings with these two counterparties as of September 30, 2015. We had approximately $3.0 billion outstanding under our repurchase agreements, including repurchase agreements related to Residential Whole-Loans owned through trust certificates of $118.4 million at September 30, 2015.  The trust certificates are eliminated upon consolidation.

Our Hedging Strategy

Subject to maintaining our qualification as a REIT for U.S. federal income purposes, we pursue various economic hedging strategies in an effort to reduce our exposure to adverse changes in interest rates and, to a more limited extent, foreign currency.  The U.S. federal income tax rules applicable to REITs may require us to implement certain of these techniques through a domestic TRS that is fully subject to federal, state and local corporate income taxation. As of September 30, 2015, we have one wholly owned subsidiary which we have elected to treat as a TRS.  Our hedging activity varies in scope based on the level and volatility of interest rates, the type of assets held, including currency denomination and other changing market conditions.  As of September 30, 2015, the majority of swaps we entered into are designed to mitigate the effects of increases in interest rates under a portion of our repurchase agreements.  These swaps generally provide for fixed interest rates indexed off of the London interbank offered rate or LIBOR and effectively fix the floating interest rates.  Notwithstanding the foregoing, in order to manage our hedge position with regard to our liabilities, we on occasion will enter into interest rate swaps which involve the receipt of fixed-rate amounts from a counterparty in exchange for us making variable-rate payments over the life of the interest rate swap without exchange of the underlying notional amount.  We also enter into compression trades that enable us to terminate substantial amounts of swap contracts before they expire by their terms, when there has been substantial two-way (pay and receive) swap activity.  For the three and nine months ended September 30, 2015, we entered into compression trades to terminate approximately $9.6 billion of fixed-rate payment interest rate swaps and approximately $9.8 billion of variable-rate payment interest rate swaps realizing a net gain on termination of approximately $9.1 million.  These “compression trades” reduce the number of interest rate swaps outstanding.  In addition to simplifying, our balance sheet, by reducing the number of interest rate swaps outstanding, we are frequently able to reduce the amount of margin required to carry such positions. As of September 30, 2015, we effectively fixed the floating interest rates on approximately $2.2 billion of borrowings under our repurchase agreements, net of variable-rate payment swaps.  We also entered into forward starting swaps of approximately $424.7 million.  We utilize forward starting swaps and swaptions for several reasons including replacing expiring swaps, in anticipation of increasing our overall financing and reducing our exposure to future interest rate increases.  Interest rate swaptions provide us the option to enter into an interest rate swap agreement for a predetermined notional amount, stated term and set pay and receive interest rates in the future. As of September 30, 2015, we owned swaptions on approximately an incremental $105.0 million of borrowings. As of September 30, 2015, we also entered into foreign currency swaps, agreeing to pay a fixed amount of euros in exchange for a fixed amount of U.S. dollars as well as currency forwards.  We entered into the currency swaps and forwards in order to hedge our exposure to foreign currency with respect to Non-U.S. CMBS investments and the corresponding repurchase financings utilized to make such investments.  In order to enable us to maintain compliance with the REIT requirements, we have generally elected to treat the aforementioned derivative instruments as hedges for U.S. federal tax purposes.  To date, however, we have not elected to apply hedge accounting for financial statement reporting purposes for our derivative instruments. As a result, we record the change in fair value of our derivatives and the associated interest and currency exchange in earnings. Additionally, we may enter into hedging transactions in the form of puts and calls or other financial instruments that we deem appropriate.

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

We generally receive one independent pricing service price for each investment in our portfolio.  Our Manager has established a quarterly process to review and validate the pricing received from the independent pricing service and has a process for challenging prices received from the independent pricing service when necessary.  We utilize our Manager’s policies in this regard for all securities. We utilize our own policies for the review of the pricing of Whole-Loans received from a third party vendor. Our and our Manager’s quarterly review of the independent third party pricing data may consist of a review of the daily change in the prices provided by the independent pricing vendor which exceed established tolerances or comparisons to executed transaction prices.  Our Manager’s pricing group, which functions independently from its portfolio management personnel, corroborates the price differences or changes in price by comparing the vendor price to alternate sources including other independent pricing services or broker quotations.  If the price change or difference cannot be corroborated, the Manager’s pricing group consults with the portfolio management team for market color in reviewing such pricing data as warranted.  To the extent that our Manager has information, typically in the form of broker quotations that would indicate that a price received from the independent pricing service is outside of a tolerance range, our Manager generally challenges the independent pricing service price.

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

Finally, certain of our MBS and other securities that are in an unrealized loss position at September 30, 2015 are also not considered other-than-temporarily impaired because we have no intent to sell these investments, it is more likely than not that we will not be required to sell the investment before recovery of its amortized cost basis and we are not required to sell the security for regulatory or other reasons.

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

We may create and elect to treat certain subsidiaries as Taxable REIT Subsidiaries (“TRS”). In general, a TRS may hold assets and engage in activities that we cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business. A TRS is subject to U.S. federal, state and local corporate income taxes, and its value may not exceed 25% of the value of the Company.  While a TRS may generate net income, a TRS can declare dividends to us, which will be included in our taxable income and necessitate a distribution to our stockholders.  Conversely, if we retain earnings at the TRS level, no distribution is required and it can increase book equity of the consolidated entity.  As of September 30, 2015, we have a single wholly owned subsidiary which we have elected to treat as a TRS.

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

Results of Operations

The following discussion of our results of operations highlights our performance for the three and nine months ended September 30, 2015 and September 30, 2014. For the three and nine months ended September 30, 2015, we had a net loss of $1.9 million and net income of $10.6 million or $(0.05) and $0.24 per basic and diluted weighted average common share, respectively.  For the three and nine months ended September 30, 2014, we had a net income of $26.1 million and $85.3 million or $0.63 and $2.35 per basic and diluted weighted average common share, respectively.

Investments

The following table presents certain information about our investment portfolio at September 30, 2015 (dollars in thousands):

	Principal Balance	Unamortized Premium (Discount)	Discount Designated as Credit Reserve and OTTI	Amortized Cost	Unrealized Gain (Loss)	Fair Value	Net Weighted Average Coupon (1)
Agency RMBS 20-Year mortgage
Coupon Rate:
3.00%	$95,394	$4,138	$—	$99,532	$(557)	$98,975	3.0%
3.50%	152,775	8,507	—	161,282	444	161,726	3.5%
4.00%	515,975	28,304	—	544,279	12,516	556,795	4.0%
	764,144	40,949	—	805,093	12,403	817,496	3.8%
30-Year mortgage
Coupon Rate:
3.50%	203,388	15,104	—	218,492	(4,674)	213,818	3.5%
4.00%	408,750	33,696	—	442,446	(69)	442,377	4.0%
4.50%	435,237	31,781	—	467,018	14,897	481,915	4.5%
5.50%	3,046	470	—	3,516	(104)	3,412	5.5%
6.00%	6,577	763	—	7,340	128	7,468	6.0%
	1,056,998	81,814	—	1,138,812	10,178	1,148,990	4.1%

Agency RMBS IOs and IIOs(2)	N/A	N/A	—	98,680	6,853	105,533	3.5%
Agency and Non-Agency IOs and IIOs accounted for as derivatives (2)(3)	N/A	N/A	N/A	N/A	N/A	68,730	2.7%
	N/A	N/A	—	98,680	6,853	174,263	3.1%

Non-Agency RMBS	604,367	(29,849)	(125,755)	448,763	9,507	458,270	3.7%
Non-Agency RMBS IOs and IIOs(2)	N/A	N/A	N/A	69,420	14,591	84,011	6.1%
	604,367	(29,849)	(125,755)	518,183	24,098	542,281	4.6%

Agency and Non-Agency CMBS, including Non U.S.	566,717	(71,238)	(2,830)	492,649	(3,298)	489,351	5.2%
CMBS Interest-Only Strips(2)	N/A	N/A	N/A	2,332	318	2,650	4.9%
	566,717	(71,238)	(2,830)	494,981	(2,980)	492,001	5.1%

Other securities (4)	154,496	12,735	(10,706)	179,008	(1,530)	177,478	5.0%
Residential Whole-Loans	145,385	1,908	—	147,293	3,193	150,486	5.1%
Total	$3,292,107	$36,319	$(139,291)	$3,382,050	$52,215	$3,502,995	4.0%

(1) Net weighted average coupon as of September 30, 2015 is presented net of servicing and other fees.

(2) Agency RMBS IOs and IIOs, Non-Agency RMBS IOs and IIOs, Agency and Non-Agency IOs and IIOs, accounted for as derivatives, and Agency and Non-Agency CMBS IOs and IIOs have no principal balances and bear interest based on a notional balance.  The notional balance is used solely to determine interest distributions on interest-only class of securities.  At September 30, 2015, the notional balance for Agency RMBS IOs and IIOs, Non-Agency IOs and IIOs, Agency, Non-Agency IOs and IIOs, accounted for as derivatives, and CMBS IOs and IIOs was $752.7 million, $331.6 million, $708.4 million and $43.3 million, respectively.

(3) Interest on these securities is reported as a component of Gain (loss) on derivative instruments, net.

(4) Other securities includes residual interests in asset-backed securities which have no principal balance and an amortized cost of approximately $22.5 million.

The following table summarizes our MBS and other securities at fair value according to their estimated weighted average life classifications as of September 30, 2015 (dollars in thousands):

Weighted Average Life	Fair Value	Net Weighted Average Coupon(1)
Less than or equal to three years	$114,192	4.5%
Greater than three years and less than or equal to five years	985,240	4.6%
Greater than five years and less than or equal to 10 years	2,158,767	3.7%
Greater than 10 years	94,310	1.5%
Total	$3,352,509	4.0%

(1) Net weighted average coupon as of September 30, 2015 is presented net of servicing and other fees.

The following table summarizes certain characteristics of our Agency RMBS portfolio by issuer and investment category as of September 30, 2015 (dollars in thousands):

	Principal Balance	Amortized Cost	Fair Value	Net Weighted Average Coupon (1)
Agency RMBS 20-Year and 30-Year
Fannie Mae	1,272,576	1,361,785	1,378,311	4.0%
Freddie Mac	548,566	582,120	588,175	3.9
Total Agency RMBS 20-Year and 30-Year	1,821,142	1,943,905	1,966,486	4.0
Agency RMBS IOs and IIOs(2)
Fannie Mae	N/A	38,808	44,291	3.4
Freddie Mac	N/A	23,816	24,012	2.8
Ginnie Mae	N/A	36,056	37,230	4.4
Total Agency RMBS IOs and IIOs(2)	N/A	98,680	105,533	3.5
Agency RMBS IOs and IIOs accounted for as derivatives(2)
Fannie Mae	N/A	N/A	18,511	3.2
Freddie Mac	N/A	N/A	4,499	3.5
Ginnie Mae	N/A	N/A	29,388	4.2
Total Agency RMBS IOs and IIOs accounted for as derivatives (2)	N/A	N/A	52,398	3.7
Total: Agency RMBS	$1,821,142	$2,042,585	2,124,417	3.8%

(1) Net weighted average coupon as of September 30, 2015 is presented net of servicing and other fees.

(2) Agency RMBS IOs and IIOs, Agency RMBS IOs and IIOs, accounted for as derivatives have no principal balances and bear interest based on a notional balance.  The notional balance is used solely to determine interest distributions on interest-only class of securities.

The following table details the constant prepayment rates for our Agency portfolio as of September 30, 2015, based on our Manager’s estimates which are based on third party models, as adjusted by our Manager, and are updated quarterly on a prospective basis:

Constant Prepayment Rates	Low	High
Agency RMBS
20-Year mortgage	6.47%	27.54%
30-Year mortgage	5.44%	29.07%
Agency RMBS IOs and IIOs	7.93%	27.11%
Agency RMBS IOs and IIOs accounted for as derivatives	5.22%	29.00%
Agency CMBS and Agency CMBS IOs and IIOs(1)	N/A	N/A
Agency CMBS IOs accounted for as derivatives(1)	N/A	N/A

(1)         CMBS generally include prepayment restrictions; therefore, there are no Constant Prepayment Rates available.

The following table presents the fair value and weighted average purchase price for each of our Non-agency RMBS categories, together with certain of their respective underlying loan collateral attributes and current performance metrics as of September 30, 2015 (fair value dollars in thousands):

Category	Fair Value	Weighted Average Purchase Price	Weighted Average Life (Years)	Original LTV	Original FICO	60+ Day Delinquent	6-Month CPR
Prime	$91,756	$73.86	5.6	69.8%	724	6.1%	13.0%
Alt-A	372,436	77.25	5.6	73.9%	707	6.9%	10.7%
Subprime	81,908	66.39	6.8	79.2%	630	10.3%	8.5%
Total	$546,100	$75.05	5.8	74.0%	698	7.3%	10.8%

The following table summarizes the credit ratings of our Non-agency RMBS, Non-agency CMBS and other securities based on fair value as of September 30, 2015:

Non-Agency RMBS		Non-Agency CMBS		Other Securities
Credit Rating (1)	Percentage	Credit Rating(1)	Percentage	Credit Rating(1)	Percentage
BBB	0.2%	BBB	—%	BBB	—%
BBB-	—%	BBB-	0.9%	BBB-	—%
BB	—%	BB	5.7%	BB	—%
BB-	—%	BB-	1.8%	BB-	—%
B+	—%	B+	1.9%	B+	—%
B	0.9%	B	11.0%	B	—%
B-	0.2%	B-	10.6%	B-	—%
Below B	80.5%	Below B	46.5%	Below B	6.3%
Not Rated	18.2%	Not Rated	21.6%	Not Rated	93.7%
Total	100.0%	Total	100.0%	Total	100.0%

(1)         For securities for which one or two ratings are obtained, the lower rating is used. For securities for which three ratings are obtained, the middle rating is used. Ratings are obtained either from S&P or other rating agencies, stated in terms of the S&P equivalent.

The following table details information for our Non-Agency and other securities portfolio as of September 30, 2015, based on our Manager’s estimates which are based on third party models, as adjusted by our Manager, and are updated quarterly on a prospective basis:

	Cumulative Default		Cumulative Severity		Cumulative 5-Year CRR
	Low	High	Low	High	Low	High
Non-Agency RMBS	0.77%	37.72%	6.04%	69.77%	—%	17.88%
Non-Agency RMBS IOs and IIOs	—%	32.42%	10.40%	24.94%	8.42%	17.88%
Non-Agency RMBS IOS and IIOs accounted for as derivatives	5.32%	24.93%	6.78%	9.73%	9.21%	12.17%
Non-Agency CMBS	N/A	N/A	N/A	N/A	N/A	N/A
Other securities	—%	8.36%	—%	75.00%	—%	13.47%

We made investments in certain Non-Agency RMBS inverse floaters. The coupon rates on these securities have an inverse relationship to a benchmark rate.   When the benchmark interest rate increases the coupon payment rate will decrease because the benchmark interest rate is deducted from the coupon payment.  We generally purchased these securities at a premium.  Accelerated prepayments on these bonds could result in an economic loss, as we would not recover the upfront premium.  The premiums are amortized into income using the effective interest rate method.  As of September 30, 2015 and September 30, 2014, we held $84.7 million and $105.7 million, respectively, in Non-Agency RMBS inverse floaters excluding linked transactions.  In addition as of September 30, 2014, we held $8.5 million in Non-Agency RMBS inverse floaters accounted for as linked transactions.

The following table presents certain information about our Residential Whole-Loans investment portfolio at September 30, 2015 (dollars in thousands):

Current Coupon Rate	Number of Loans	Principal Balance	Weighted Average Original Loan to Value	Weighted Average Original FICO Score(1)	Weighted Average Life to Maturity (years)	Weighted Average Coupon Rate
4.01 – 5.00%	48	$14,509	57.6%	728	1.7	4.8%
5.01 – 6.00%	292	125,987	55.2%	729	1.6	5.1%
6.01 – 7.00%	12	4,889	69.1%	722	1.5	6.0%
Total	352	$145,385	55.9%	728	1.6	5.1%

(1)         The original FICO score is not available for 101 loans with a principal balance of approximately $38.9 million at September 30, 2015. We have excluded those loans from the weighted average computation.

The following table presents the U.S. states in which the collateral securing our Residential Whole-Loans at September 30, 2015, based on principal balance is located (dollars in thousands):

	State Concentration	Principal Balance
California	84.6%	$123,016
Washington	6.4	9,374
Massachusetts	5.6	8,147
Georgia	1.2	1,696
Florida	0.9	1.329
Other	1.3	1.823
Total	100.0%	$145.385

We acquired our first Commercial Whole-Loan, with a loan to value of 67% at acquisition during the first quarter 2015 which was subsequently been paid off in full during the third quarter 2015.  The Commercial Whole-Loan was a performing first mortgage loan with collateral located in California and with a maturity of January 2016.

Investment Activity

Agency and Non-Agency RMBS, Agency and Non-Agency CMBS, IO and IIO Securities, Other Securities and Residential and Commercial Whole-Loans.

The following tables present our investment portfolio activity, for the three and nine months ended September 30, 2015 (dollars in thousands):

	For the three months ended September 30, 2015
	Purchases	Principal Payments and Basis Recovery	Proceeds from Sales
Agency RMBS and Agency RMBS IOs and IIOs	$—	$82,022	$421,351
Non-Agency RMBS	—	18,835	25,663
Agency CMBS and Agency CMBS IOs and IIOs	—	1,584	—
Non-Agency CMBS	66,758	560	55,637
Other securities	30,000	1,938	760,199
Total MBS and other securities	$96,758	104,939	$1,262,850
Residential Whole-Loans(1)	132,401	6,514	—
Commercial Whole-Loans	—	8,750	—
Total MBS and other securities: Including Residential and Commercial Whole-Loans	$229,159	$120,203	$1,262,850

(1)         Purchases of Residential Whole-Loans include premiums of $2.1 million paid at acquisition.

	For the nine months ended September 30, 2015
	Purchases	Principal Payments and Basis Recovery	Proceeds from Sales
Agency RMBS and Agency RMBS IOs and IIOs	$159,048	$251,018	$931,332
Non-Agency RMBS	128,066	55,765	233,257
Agency CMBS and Agency CMBS IOs and IIOs	—	3,848	—
Non-Agency CMBS	182,339	1,497	146,525
Other securities	95,126	2,933	776,564
Total MBS and other securities	$564,579	315,061	$2,087,678
Residential Whole-Loans(1)	149,726	9,077	—
Commercial Whole-Loans	8,750	8,750	—
Total MBS and other securities: Including Residential and Commercial Whole-Loans	$723,055	$332,888	$2,087,678

(1)         Purchases of Residential Whole-Loans include premiums of $2.4 million paid at acquisition.

The following tables present our investment portfolio activity, including linked transactions (Non-GAAP) for the three and nine months ended September 30, 2014 (dollars in thousands):

	For the three months ended September 30, 2014
	Purchases	Principal Payments and Basis Recovery	Proceeds from Sales
Agency RMBS and Agency RMBS IOs and IIOs	$104,228	$73,136	$268,694
Non-Agency RMBS	99,257	20,287	155,366
Agency CMBS and Agency CMBS IOs and IIOs	4,813	830	3,672
Non-Agency CMBS (1)	48,143	883	84,172
Other securities (2)	66,385	672	—
Total MBS and other securities: Excluding Linked Transactions (GAAP)	$322,826	$95,808	$511,904
Non-Agency RMBS Linked Transactions	—	631	6,214
Other securities Linked Transactions	13,083	—	—
Total MBS and other securities: Including Linked Transactions (Non-GAAP)	$335,909	$96,439	$518,118

(1)       Principal payments and basis recovery for Non-Agency CMBS was originally reported as $(883) and has been revised above.

(2)       Principal payments and basis recovery for Other securities was originally reported as $(672) and has been revised above.

	For the nine months ended September 30, 2014
	Purchases	Principal Payments and Basis Recovery	Proceeds from Sales
Agency RMBS and Agency RMBS IOs and IIOs	$2,448,578	$187,211	$1,605,046
Non-Agency RMBS	703,272	43,049	395,456
Agency CMBS and Agency CMBS IOs and IIOs	24,009	1,664	3,673
Non-Agency CMBS, including Non U.S.	498,458	883	157,231
Other securities	144,559	672	78,932
Total MBS and other securities: Excluding Linked Transactions (GAAP)	$3,818,876	$233,479	$2,240,338
Non-Agency RMBS Linked Transactions	—	4,408	6,214
Non-Agency CMBS Linked Transactions, including Non U.S.	25,141	—	—
Other securities Linked Transactions	13,083	—	—
Total MBS and other securities: Including Linked Transactions (Non-GAAP)	$3,857,100	$237,887	$2,246,552

(1)       Principal payments and basis recovery for Non-Agency CMBS was originally reported as $(883) and has been revised above.

(2)       Principal payments and basis recovery for Other securities was originally reported as $(672) and has been revised above.

For the three and nine months ended September 30, 2014, we realized a net loss of $192 thousand and a net gain of $1.1 million, respectively, from the unlinking of securities previously accounted for as derivatives through linked transactions.  Through December 31, 2014, we reclassified, from mark-to-market adjustments on linked transactions to realized gain (loss) on linked transactions during the period the respective security became unlinked.

The following table presents the vintage of our investment portfolio at September 30, 2015:

	2001	2003	2004	2005	2006	2007	2010	2011	2012	2013	2014	2015	Total
Agency RMBS
20-Year Mortgage	—	—	—	—	—	—	—	0.1%	13.2%	7.7%	12.0%	—	33.0%
30-Year Mortgage	—	—	—	—	—	—	—	—	4.1%	12.1%	7.0%	0.1%	23.3%
Agency Interest Only- Strips	—	—	—	—	0.2%	—	0.1%	0.1%	1.6%	0.6%	0.4%	—	3.0%
Agency and Non-Agency Interest-Only Strips, accounted for as derivatives	—	—	—	0.1%	0.1%	—	0.2%	0.1%	0.9%	0.5%	0.1%	—	2.0%
Non-Agency RMBS	—	0.1%	0.8%	3.9%	3.7%	4.3%	—	—	—	—	0.8%	1.7%	15.3%
Agency and Non-Agency CMBS	—	—	—	—	4.6%	3.5%	—	1.0%	0.2%	0.1%	2.3%	2.3%	14.0%
Other securities	0.3%	—	—	—	—	—	—	—	—	0.8%	1.4%	2.6%	5.1%
Residential Whole-Loans	—	—	—	—	—	—	—	0.2%	0.4%	1.8%	1.7%	0.2%	4.3%
Total	0.3%	0.1%	0.8%	4.0%	8.6%	7.8%	0.3%	1.5%	20.4%	23.6%	25.7%	6.9%	100%

As of September 30, 2015 the weighted average expected remaining term to the expected maturity of our investment portfolio is 5.8 years.

Financing and Other Liabilities. We have entered into repurchase agreements to finance the vast majority of our MBS and other assets.  These agreements are secured by substantially all of our MBS and other securities and bear interest at rates that have historically moved in close relationship to LIBOR.  The following table summarizes the fair value of MBS and other collateral pledged as of September 30, 2015 and December 31, 2014 (dollars in thousands):

	September 30, 2015		December 31, 2014
Collateral	Repurchase Agreement Borrowings Outstanding	Fair Value of Collateral Pledged (1)	Repurchase Agreement Borrowings Outstanding	Fair Value of MBS Collateral Pledged(1)
Agency RMBS	$2,012,976	$2,118,025	$2,994,351	$3,158,544
Non-Agency RMBS	386,779	546,016	473,942	670,526
Agency and Non-Agency CMBS	367,727	504,514	325,864	431,938
Other securities and Whole-Loans(1)	242,786	325,614	81,564	108,743
Total: Excluding Linked Transactions	$3,010,268	$3,494,169	$3,875,721	$4,369,751
Non-Agency RMBS Linked Transactions	—	—	6,559	8,156
Non-Agency CMBS Linked Transactions, including Non U.S.	—	—	22,458	38,609
Other securities Linked Transactions	—	—	2,840	5,719
Total: Including Linked Transactions (Non-GAAP)	$3,010,268	$3,494,169	$3,907,578	$4,422,235

(1)       Other securities and Whole-Loans includes repurchase borrowings of $118.4 million and $4.9 million and collateral pledged attributed to Residential Whole-Loans owned through trust certificates with a fair value of $150.5 million and $7.2 million at September 30, 2015 and December 31, 2014, respectively.  The trust certificates are eliminated upon consolidation.

The following tables present our borrowing activity, by type of collateral pledged, for the three and nine months ended September 30, 2015 and September 30, 2014 (dollars in thousands):

	For the three months ended September 30, 2015		For the nine months ended September 30, 2015
Collateral	Proceeds	Repayments	Proceeds	Repayments
Agency RMBS	$2,918,120	$3,426,576	$9,653,715	$10,635,086
Non-Agency RMBS	544,168	565,300	1,772,226	1,869,682
Agency and Non-Agency CMBS	514,902	511,486	1,691,077	1,670,225
Other securities and Whole-Loans(1)	256,581	126,534	528,837	366,724
Total	$4,233,771	$4,629,896	$13,645,855	$14,541,717

(1)       Other securities and Whole-Loans includes repurchase borrowings proceeds of $110.3 million and $123.9 million and repayments of $8.8 million and $10.4 million for borrowings collateralized by Residential Whole-Loans owned through trust certificates for the three and nine months ended September 30, 2015, respectively.  The trust certificates are eliminated upon consolidation.

	For the three months ended September 30, 2014		For the nine months ended September 30, 2014, as Revised
Collateral	Proceeds	Repayments	Proceeds	Repayments
Agency RMBS	$4,797,884	$5,015,844	$14,617,401	$13,902,320
Non-Agency RMBS	881,572	917,640	2,200,665	1,940,923
Agency and Non-Agency CMBS	512,590	539,778	947,256	676,775
Other securities	171,926	119,831	396,111	338,355
Total: Excluding Linked Transactions	$6,363,972	$6,593,093	$18,161,433	$16,858,373
Non-Agency RMBS Linked Transactions	31,017	36,511	106,826	161,225
Non-Agency CMBS Linked Transactions, including Non U.S.	13,965	14,022	29,163	14,022
Other securities Linked Transactions	6,541	3,701	6,541	3,701
Total	$6,415,495	$6,647,327	$18,303,963	$17,037,321

Revision of borrowing activity, by type of collateral pledged, for the nine months ended September 30, 2014.

As discussed further in Note 2 — Revision of Previously Issued Financial Statements for Errors Affecting Certain Items Presented in the Statements of Cash Flows and Notes to Financial Statements, we have elected to revise our presentation of borrowing activity, by type of collateral pledged, for the nine months ended September 30, 2014 in this quarterly financial statements on Form 10-Q to correct these errors.

The effect of these errors on the tables presenting our borrowing activity, by type of collateral pledged, for the nine months ended September 30, 2014 (summarized):

As Originally Reported

(dollars in thousands)	For the nine months ended September 30, 2014
Collateral	Proceeds	Repayments

Non-Agency RMBS	$2,203,422	$1,943,680
All other items with no changes	15,960,768	14,917,450
Total: Excluding Linked Transactions	$18,164,190	$16,861,130
All other Linked Transactions items with no changes	142,530	178,948
Total	$18,306,720	$17,040,078

Adjustments

(dollars in thousands)	For the nine months ended September 30, 2014
Collateral	Proceeds	Repayments

Non-Agency RMBS	$(2,757)	$(2,757)
All other items with no changes	—	—
Total: Excluding Linked Transactions	$(2,757)	$(2,757)
All other Linked Transactions items with no changes	—	—
Total	$(2,757)	$(2,757)

Revised

(dollars in thousands)	For the nine months ended September 30, 2014
Collateral	Proceeds	Repayments

Non-Agency RMBS	$2,200,665	$1,940,923
All other items with no changes	15,960,768	14,917,450
Total: Excluding Linked Transactions	$18,161,433	$16,858,373
All other Linked Transactions items with no changes	142,530	178,948
Total	$18,303,963	$17,037,321

At September 30, 2015, we had outstanding repurchase agreement borrowings with the following 19 counterparties totaling approximately $3.0 billion:

			Fair Value of
(dollars in thousands)	Amount	Percent of Total Amount	Company Securities &Whole- Loans	Counterparty
Repurchase Agreement Counterparties	Outstanding	Outstanding	Held as Collateral	Rating(3)
Merrill Lynch Pierce Fenner & Smith Inc. (1)	$456,367	15.2%	$471,517	A
JP Morgan Securities LLC (1)	434,522	14.4%	465,567	A+
RBC (Barbados) Trading Bank Corporation(1)	317,783	10.6%	419,924	P-1
UBS Securities LLC (1)	294,907	9.8%	369,463	A
Deutsche Bank Securities LLC (1)	270,220	9.0%	289,204	BBB+
Credit Suisse Securities (USA) LLC (1)(2)	251,024	8.3%	353,222	A
Barclays Capital Inc. (1)	242,059	8.0%	286,820	A-
BNP Paribas Securities Corporation (1)	166,783	5.5%	176,570	A+
Goldman Sachs Bank USA (1)	151,358	5.0%	157,987	A
Mizuho Securities USA Inc. (1)	108,361	3.6%	124,048	(P)A2
Morgan Stanley & Co. LLC (1)	69,272	2.3%	76,097	A
RBC Capital Markets LLC (1)	67,952	2.3%	71,154	AA-
Nomura Securities International, Inc. (1)	67,839	2.3%	83,510	Unrated(4)
Deutsche Bank AG (1)	64,297	2.1%	93,705	BBB+
Jefferies & Company Inc.	12,192	0.4%	12,903	BBB-
Citigroup Global Markets Inc.	11,434	0.4%	15,326	A
Wells Fargo Securities LLC	10,810	0.4%	11,482	AA-
KGS-Alpha Capital Markets, L.P.	9,782	0.3%	10,131	Unrated
Credit Suisse Securities (Europe) Limited	3,306	0.1%	5,539	A
Total	$3,010,268	100.0%	$3,494,169

(1)       Counterparty holds collateral valued in excess of 5% of our stockholders’ equity as security for our obligations under the applicable repurchase agreements as of September 30, 2015.

(2)       Fair value of Company assets held as collateral includes Residential Whole-Loans owned through trust certificates with a fair value of $150.5 million.

(3)       The counterparty ratings presented above are the long-term issuer credit ratings as rated at September 30, 2015 by S&P, except for Mizuho Securities USA Inc. which is the long-term issuer credit rating by Moody’s at September 30, 2015 and for RBC (Barbados) Trading Bank Corporation which is the short-term issuer credit rating by Moody’s at September 30, 2015.

(4)       Nomura Holdings, Inc., the parent company of Nomura Securities International, Inc., is rated BBB+ by S&P at September 30, 2015.

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

(4)       Nomura Holdings, Inc., the parent company of Nomura Securities International, Inc., is rated BBB+ by S&P at December 31, 2014.

We record the liability for MBS and other securities purchased, for which settlement has not taken place as an investment related payable.  As of September 30, 2015, we had investment related payables of $10.7 million of which no items were outstanding greater than 30 days.

The following tables present our borrowings by type of collateral pledged as of September 30, 2015 and September 30, 2014, and the respective Cost of Funds for the three and nine months then ended (dollars in thousands):

Collateral	Balance (GAAP) September 30, 2015	Weighted Average Cost of Funds for the three months ended September 30, 2015	Weighted Average Cost of Funds for the nine months ended September 30, 2015
Agency RMBS	$2,012,976	0.49%	0.43%
Non-Agency RMBS	386,779	1.64	1.59
Agency and Non-Agency CMBS	367,727	1.62	1.57
Other securities and Whole-Loans (1)	242,786	2.22	2.11
Total	$3,010,268	0.90%	0.75%

(1)       Other securities include repurchase borrowings of $118.4 million collateralized by Residential Whole-Loans owned through trust certificates at September 30, 2015.  The trust certificates are eliminated upon consolidation.

Collateral	Balance (GAAP) September 30, 2014	Weighted Average Cost of Funds for the three months ended September 30, 2014	Weighted Average Cost of Funds for the nine months ended September 30, 2014
Agency RMBS	$3,046,358	0.37%	0.38%
Non-Agency RMBS	468,664	1.65	1.63
Agency and Non-Agency CMBS	288,025	1.52	1.48
Other securities	79,080	1.31	1.46
Total	$3,882,127	0.63%	0.58%

The following tables present our borrowings by type of collateral pledged as of September 30, 2015 and September 30, 2014, and the respective Effective Cost of Funds (Non-GAAP financial measure) for the three and nine months then ended (dollars in thousands) See “Non-GAAP financial measures”:

Collateral	Balance (Non- GAAP) September 30, 2015	Weighted Average Effective Cost of Funds for the three months ended September 30, 2015 (1)	Weighted Average Effective Cost of Funds for the nine months ended September 30, 2015 (1)
Agency RMBS	$2,012,976	1.33%	0.90%
Non-Agency RMBS	386,779	2.03	1.82
Agency and Non-Agency CMBS	367,727	2.12	1.88
Other securities and Whole-Loans(2)	242,786	2.22	2.11
Total	$3,010,268	1.58%	1.16%

(1)       The effective cost of funds for the three and nine months ended September 30, 2015 are calculated on an annualized basis and include interest expense for the periods and net periodic interest payments on interest rate swaps, net of premium amortization on MAC swaps, of approximately $5.2 million and $10.8 million, respectively. While swaps are not accounted for using hedge accounting, such instruments are viewed by us as an economic hedge against increases in interest rates on our liabilities and are classified as hedges for purposes of satisfying the REIT requirements.  See “Non-GAAP Financial Measures.”

(2)       Other securities and Whole-Loans include repurchase borrowings of $118.4 million for Residential Whole-Loans owned through trust certificates at September 30, 2015.  The trust certificates are eliminated upon consolidation.

Collateral	Balance (Non- GAAP) September 30, 2014	Weighted Average Effective Cost of Funds for the three months ended September 30, 2014, as Revised (1)	Weighted Average Effective Cost of Funds for the nine months ended September 30, 2014, as Revised (1)
Agency RMBS	$3,046,358	1.62%	1.41%
Non-Agency RMBS	468,664	1.97	1.84
Agency and Non-Agency CMBS	288,025	2.36	2.14
Other securities	79,080	1.31	1.46
Total: Excluding Linked Transactions	$3,882,127	1.72%	1.50%
Non-Agency RMBS Linked Transactions	6,788	1.54	1.70
Non-Agency CMBS Linked Transactions, including Non U.S.	14,022	2.05	1.96
Other Securities Linked Transactions	2,840	2.01	1.96
Total	$3,905,777	1.72%	1.50%

(1) The effective cost of funds for the three and nine months ended September 30, 2014 are calculated on an annualized basis and include interest expense for the periods and net periodic interest payments on interest rate swaps, net of premium amortization on MAC swaps, of approximately $11.0 million and $24.9 million, respectively and interest payments on Non-Agency and other securities linked transactions of approximately $139 thousand and $414 thousand, respectively. While swaps are not accounted for using hedge accounting, such instruments are viewed by us as an economic hedge against increases in interest rates on our liabilities and are classified as hedges for purposes of satisfying the REIT tax requirements.  In addition, although certain securities and their respective repurchase borrowings are classified as derivatives, we view the interest expense attributed to these borrowings as additional cost of funds.  See “Non-GAAP Financial Measures.”

Revision of Weighted Average Effective Cost of Funds (Non-GAAP financial measure), by type of collateral pledged, for the three and nine months ended September 30, 2014

As discussed further in Note 2 — Revision of Previously Issued Financial Statements for Errors Affecting Certain Items Presented in the Statements of Cash Flows and Notes to Financial Statements, we have elected to revise our presentation of weighted average effective cost of funds (Non-GAAP financial measure), by type of collateral pledged, for the three and nine months ended September 30, 2014 in this quarterly financial statements on Form 10-Q to correct these errors.

The effect of these errors on the table presenting our weighted average effective cost of funds (Non-GAAP financial measure), by type of collateral pledged, for the three and nine months ended September 30, 2014 (dollars in thousands):

As Originally Reported

Collateral	Balance (Non- GAAP) September 30, 2014	Weighted Average Effective Cost of Funds for the three months ended September 30, 2014	Weighted Average Effective Cost of Funds for the nine months ended September 30, 2014
Agency RMBS	$3,046,358	1.71%	1.45%
Non-Agency RMBS	468,664	2.00	1.86
Agency and Non-Agency CMBS	288,025	2.42	2.18
Other securities	79,080	1.31	1.46
Total: Excluding Linked Transactions	$3,882,127	1.80%	1.53%
Non-Agency RMBS Linked Transactions	6,788	1.54	1.70
Non-Agency CMBS Linked Transactions, including Non U.S.	14,022	2.05	1.96
Other Securities Linked Transactions	2,840	2.01	1.96
Total	$3,905,777	1.80%	1.53%

Adjustments

Collateral	Balance (Non- GAAP) September 30, 2014	Weighted Average Effective Cost of Funds for the three months ended September 30, 2014	Weighted Average Effective Cost of Funds for the nine months ended September 30, 2014
Agency RMBS	$—	(0.09)%	(0.04)%
Non-Agency RMBS	—	(0.03)	(0.01)
Agency and Non-Agency CMBS	—	(0.06)	(0.04)
Other securities	—	—	—
Total: Excluding Linked Transactions	$—	(0.08)%	(0.03)%
Non-Agency RMBS Linked Transactions	—	—	—
Non-Agency CMBS Linked Transactions, including Non U.S.	—	—	—
Other Securities Linked Transactions	—	—	—
Total	$—	(0.08)%	(0.03)%

Revised

Collateral	Balance (Non- GAAP) September 30, 2014	Weighted Average Effective Cost of Funds for the three months ended September 30, 2014	Weighted Average Effective Cost of Funds for the nine months ended September 30, 2014
Agency RMBS	$3,046,358	1.62%	1.41%
Non-Agency RMBS	468,664	1.97	1.84
Agency and Non-Agency CMBS	288,025	2.36	2.14
Other securities	79,080	1.31	1.46
Total: Excluding Linked Transactions	$3,882,127	1.72%	1.50%
Non-Agency RMBS Linked Transactions	6,788	1.54	1.70
Non-Agency CMBS Linked Transactions, including Non U.S.	14,022	2.05	1.96
Other Securities Linked Transactions	2,840	2.01	1.96
Total	$3,905,777	1.72%	1.50%

The following table presents our average borrowings, by type of collateral pledged, on a GAAP and Non-GAAP basis for the three and nine months ended September 30, 2015 and September 30, 2014 (in thousands):

Collateral	For the three months ended September 30, 2015	For the three months ended September 30, 2014	For the nine months ended September 30, 2015	For the nine months ended September 30, 2014
Agency RMBS	$2,076,450	$3,163,587	$2,606,830	$3,020,536
Non-Agency RMBS	403,294	479,806	428,576	365,459
Agency and Non-Agency CMBS	362,808	326,917	361,795	190,547
Other securities and Whole-Loans (1)	222,137	71,983	139,180	60,857
Total: Excluding Linked Transactions (GAAP)	$3,064,689	$4,042,293	$3,536,381	$3,637,399
Non-Agency RMBS Linked Transactions (Non-GAAP)	—	11,604	—	25,056
Non-Agency CMBS Linked Transactions (Non-GAAP), including Non U.S.	—	14,529	—	5,180
Other securities Linked Transactions (Non-GAAP)		3,753		1,297
Total (Non-GAAP)	$3,064,689	$4,072,179	$3,536,381	$3,668,932
Maximum borrowings during the period (Non-GAAP)(2)	3,092,726	4,228,887	3,968,357	4,258,778

(1)       Other securities and Whole-Loans include average repurchase borrowings of $105.5 million and $42.3 million for Residential Whole-Loans owned through trust certificates for the three and nine months ended September 30, 2015, respectively.  The trust certificates are eliminated upon consolidation.

(2)       Amount represents the maximum borrowings at month-end during each of the respective periods.

Derivative Instruments.  As of September 30, 2015, we had entered into interest rate swaps designed to mitigate the effects of increases in interest rates under a portion of our repurchase agreements as such repurchase agreements are renewed and/or extended.  The interest rate swaps generally provide for fixed interest rates that are indexed off of LIBOR and are viewed by us to effectively fix the floating interest rates, on our repurchase agreements.  In managing our interest rate swap position in conjunction with our hedging strategy and potential tax implications, we may enter into variable-rate payment swaps which effectively act as an offset to fixed-rate payment swaps.  As of September 30, 2015, we had approximately $2.4 billion of variable-rate payment swaps in addition to $537.0 million of forward starting variable-rate payment swaps.

The following tables present information about our fixed pay rate interest rate swaps as of September 30, 2015 and December 31, 2014 (dollars in thousands):

	September 30, 2015
Remaining Interest Rate Swap Term	Notional Amount	Fair Value — Asset (Liability), net	Average Fixed Pay Rate	Average Maturity (Years)	Forward Starting

1 year or less	$1,015,300	$(1,006)	0.6%	0.6	—%
Greater than 1 year and less than 3 years	1,491,800	(8,193)	1.0	1.6	—
Greater than 3 years and less than 5 years	1,204,500	(30,551)	1.9	4.8	—
Greater than 5 years	1,881,300	(172,834)	3.0	10.3	51.1

Total	$5,592,900	$(212,584)	1.8%	5.0	17.2%

	December 31, 2014
Remaining Interest Rate Swap Term	Notional Amount	Fair Value — Asset (Liability), net	Average Fixed Pay Rate	Average Maturity (Years)	Forward Starting

1 year or less	$89,300	$(111)	0.5%	0.9	—%
Greater than 1 year and less than 3 years	1,972,300	(733)	0.8	1.8	20.3
Greater than 3 years and less than 5 years	603,000	(4,597)	1.8	4.2	—
Greater than 5 years	3,103,770	(156,952)	2.8	9.4	63.1

Total	$5,768,370	$(162,393)	2.0%	6.2	40.9%

The following tables present information about our variable pay rate interest rate swaps as of September 30, 2015 and December 31, 2014 (dollars in thousands):

	September 30, 2015
Remaining Interest Rate swap Term	Notional Amount	Fair Value — Asset (Liability), net	Average Variable Pay Rate	Average Maturity (Years)	Forward Starting
Greater than 3 years and less than 5 years	$1,735,800	$9,249	0.3	4.8	—
Greater than 5 years	1,203,100	19,865	0.3	11.8	44.6

Total	$2,938,900	$29,114	0.3%	7.7	18.3%

	December 31, 2014
Remaining Interest Rate swap Term	Notional Amount	Fair Value — Asset (Liability), net	Average Variable Pay Rate	Average Maturity (Years)	Forward Starting

Greater than 1 years and less than 3 years	$220,000	$(164)	0.2%	2.0	—%
Greater than 3 years and less than 5 years	634,000	2,210	0.2	4.5	—
Greater than 5 years	1,309,600	45,229	0.2	12.1	8.4

Total	$2,163,600	$47,275	0.2%	8.8	5.1%

The following tables present information about our interest rate swaptions as of September 30, 2015 and December 31, 2014 (dollars in thousands):

	September 30, 2015
	Option		Underlying Swap
Fixed-Pay Rate for Underlying Swap	Fair Value	Weighted Average Months Until Option Expiration	Notional Amount	Weighted Average Swap Term (Years)
1.76 — 2.00%	$151	0.9	$400,000	5.0
2.01 — 2.25%	22	0.9	100,000	5.0
2.26 — 2.50%	7	8.8	105,000	1.0
	$180	2.3	$605,000	4.3

	September 30, 2015
	Option		Underlying Swap
Fixed-Receive Rate for Underlying Swap	Fair Value	Weighted Average Months Until Option Expiration	Notional Amount	Weighted Average Swap Term (Years)
1.26 — 1.50%	$2,904	0.9	$500,000	5.0
	$2,904	0.9	$500,000	5.0

	December 31, 2014
	Option		Underlying Swap
Fixed-Pay Rate for Underlying Swap	Fair Value	Weighted Average Months Until Option Expiration	Notional Amount	Weighted Average Swap Term (Years)
2.26 — 2.50%	$178	17.8	$105,000	1.0
	$178	17.8	$105,000	1.0

We also purchased or shorted TBAs.  As of September 30, 2015 and December 31, 2014, we had contracts to purchase (“long position”) and sell (“short position”) TBAs on a forward basis.  Following is a summary of our long and short TBA positions reported in Derivative assets, at fair value, on the Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014 (dollars in thousands):

	September 30, 2015		December 31, 2014
	Notional Amount	Fair Value	Notional Amount	Fair Value
Purchase contracts, asset	$2,400,000	$13,820	$2,915,000	$17,457
TBA securities, asset	2,400,000	13,820	2,915,000	17,457
Sale contracts, liability	(1,800,000)	(11,502)	(2,590,000)	(12,355)
TBA securities, liability	(1,800,000)	(11,502)	(2,590,000)	(12,355)
TBA securities, net	$600,000	$2,318	$325,000	$5,102

The following table presents additional information about our contracts to purchase and sell TBAs for the nine months ended September 30, 2015 (dollars in thousands):

	Notional Amount as of December 31, 2014	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount as of September 30, 2015
Purchase of TBAs	$2,915,000	$27,526,000	$(28,041,000)	$2,400,000
Sale of TBAs	$2,590,000	$27,251,000	$(28,041,000)	$1,800,000

We also enter into Eurodollar and U.S. Treasury futures. As of September 30, 2015, we had entered into contracts to sell (“short position”) U.S. Treasuries with a notional amount of $6.5 million, a fair value in a liability position of $57 thousand and an expiration date of December 2015. As of December 31, 2014, we had purchase contracts (“long position”) for Eurodollar futures, representing a notional amount of $592.0 million with a fair value of $451 thousand and an expiration date of June 2016. In addition, as of December 31, 2014, we had sale contracts (“short position”) for Eurodollar futures, representing a notional amount of $592.0 million with a fair value in a liability position of $1.2 million and an expiration date of June 2018. During the nine months ended September 30, 2015, we terminated both Eurodollar futures and realized a net loss of $459 thousand.

We have invested in and, in the future, may invest in additional assets which are denominated in a currency or currencies other than U.S. dollars.  Similarly, we have and may in the future, finance such assets in a currency or currencies other than U.S. dollars.  In order to mitigate the impact to us, we may enter into derivative financial instruments, including foreign currency swaps and foreign currency forwards, to manage fluctuations in the valuation between U.S. dollars and such foreign currencies.  Foreign currency swaps involve the payment of a foreign currency at fixed interest rate on a fixed notional amount and the receipt of U.S. dollars at a fixed interest rate on a fixed notional amount.  Foreign currency forwards provide for the payment of a fixed amount of a foreign currency in exchange for a fixed amount of U.S. dollars at a date certain in the future.  The carrying value of foreign currency swaps and forwards is included in Derivative assets (liabilities), at fair value on the Consolidated Balance Sheets with changes in valuation included in Gain (loss) on derivative instruments, net on the Consolidated Statement of Operations.  The following is a summary of our foreign currency forwards at September 30, 2015 and December 31, 2014 (dollars and euros in thousands):

	September 30, 2015
Derivative Type	Notional Amount	Notional (USD Equivalent)	Maturity	Fair Value
Buy EUR/Sell USD currency forward	€11,000	$12,058	October 2015	$223
Buy USD/Sell EUR currency forward	3,610	4,031	October 2015	1
Currency forwards, assets	€14,610	16,089	n/a	$224
Buy USD/Sell EUR currency forward	€5,083	$5,600	October 2015	$(74)
Currency forwards, liabilities	€5,083	$5,600	n/a	$(74)
Total currency forwards	€19,693	$21,689	n/a	$150

	December 31, 2014
Derivative Type	Notional Amount	Notional (USD Equivalent)	Maturity	Fair Value
Buy USD/Sell EUR currency forward	€3,331	$4,143	January 2015	$112
Buy USD/Sell EUR currency forward	7,766	9,417	January 2015	21
Buy USD/Sell EUR currency forward	3,471	4,211	February 2015	9
Buy EUR/Sell USD currency forward	5,000	6,051	January 2015	1
Currency forwards, assets	€19,568	$23,822	n/a	$143
Buy USD/Sell EUR currency forward	€5,043	$6,104	February 2015	$(1)
Buy EUR/Sell USD currency forward	11,156	13,542	April 2015	(30)
Buy EUR/Sell USD currency forward	11,156	13,914	January 2015	(415)
Currency forwards, liabilities	€27,355	$33,560	n/a	$(446)
Total currency forwards	€46,923	$57,382	n/a	$(303)

The following is a summary of our foreign currency swaps with a fair value of $7.8 million and $3.9 million at September 30, 2015 and December 31, 2014, respectively (dollars and euros in thousands):

	Date entered	Maturity	Fixed Rate	Denomination	Notional Amount
Payer	June 2014	July 2024	7.25%	EUR	18,500
Receiver	June 2014	July 2024	9.005%	USD	25,160

Net Interest Income

We earned interest income, net of premium amortization and amortization/recovery of basis, and inclusive of discount accretion of approximately $35.8 million and $117.7 million for the three and nine months ended September 30, 2015, respectively and approximately $40.7 million and $108.8 million for the three and nine months ended September 30, 2014, respectively which represents interest earned on our assets.  We incurred interest expense of approximately $7.0 million and $20.0 million for the three and nine months ended September 30, 2015, respectively and approximately $6.5 million and $15.8 million for the three and nine months ended September 30, 2014, respectively, which was related to borrowings from repurchase agreements.  The decrease in interest income and the increase in interest expense for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014, is primarily the result of a smaller average securities portfolio and the deleveraging of our portfolio in 2015.  The increase in interest income and interest expense for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 is primarily attributable to the overall increase in the weighted average yield of our portfolio, due to the shift to a more credit sensitive portfolio.  The slight increase in interest expense for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 is primarily attributable to a higher cost of funds, which is partially offset by lower average repurchase agreement borrowings.  With respect to our borrowings from repurchase agreements, for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, our average borrowings decreased slightly from $3.6 billion to $3.5 billion, while the weighted average interest rate for the same periods, increased from 0.58% to 0.75%.  Notwithstanding the foregoing, the increase in our average yield and average cost funds for the three and nine months ended September 30, 2015, as compared to the three and nine month periods ended September 30, 2014, is primarily the result of the change in the composition of our portfolio.  When we went public in 2012, our focus was on Agency RMBS and at December 31, 2013, our portfolio consisted almost entirely of Agency RMBS. In 2013, the percentage of Agency RMBS in our portfolio decreased from 99.9% to 94.9% with the difference being invested almost entirely in Non-Agency RMBS.  This trend continued in 2014, with the percentage of Agency RMBS decreasing to 77.8% and the percentage of Non-Agency RMBS and CMBS increasing to 13.5% and 6.7% respectively.  As we shifted to a more credit-oriented portfolio, our average yield increased to 3.95% and 3.80% for the three and nine months ended September 30, 2015, respectively, from 3.64% and 3.58%, for the three and nine months ended September 30, 2014, respectively.  While our average cost of funds also increased to 0.90% and 0.75% for the three and nine months ended September 30, 2015, respectively, from 0.63% and 0.58% for the three and nine months ended September 30, 2014. The increase in cost of funds was offset by the increase in average yield, resulting in a slight increase in net interest spread to 3.05% from 3.01% for the three months ended September 30, 2015 and 2014, respectively, and an increase in net interest spread to 3.05% from 3.00% for the nine months ended September 30, 2015 and 2014, respectively.  Other factors impacting interest income include assumptions pertaining prepayments, defaults and loss severity on our credit sensitive portfolio.  The cost of repurchase financing for Agency RMBS remained relatively constant over the past three years as the Federal Reserve continued to maintain its accommodative monetary policy.  Our overall cost of repurchase financing has increased due to our gradual shift to credit sensitive investments. We have supplemented our discussion of GAAP net interest income discussed above, with a discussion below of our net interest rate spread including interest income (expense) on Agency and Non-Agency Interest-Only Strips accounted as derivatives and net interest income (expenses), net incurred on swaps and linked-transactions, which only apply to the three and nine months ended September 30, 2014, a Non-GAAP measure, defined below, which gives a more concise view of our hedged portfolio as a whole.

Our effective gross yield, a non-GAAP measure, for the three and nine months ended September 30, 2015 was 4.03% and 3.86%, respectively and for the three and nine months ended September 30, 2014 was 3.75% and 3.72%, respectively.  Our effective gross yield, a non-GAAP measure, increased for the three and nine months ended September 30, 2015 as compared to September 30, 2014 due to the change in composition of our portfolio to more credit-oriented assets.  Our effective cost of funds, a non-GAAP measure, for the three and nine months ended September 30, 2015 was 1.58% and 1.16%, respectively and for the three and nine months ended September 30, 2014 was 1.80% and 1.53%, respectively. The decrease in our effective cost of funds for the three and nine months ended September 30, 2015 and 2014, respectively, primarily resulted from a decrease in the average effective notional of net pay-fixed interest rate swaps and a decrease in the weighted average net interest rate.  For the three and nine months ended September 30, 2015, our hedging costs on interest rate swaps was 0.68% and 0.41%, respectively and for the three and nine months ended September 30, 2014 was 1.09% and 0.92%, respectively.

The following tables set forth certain information regarding our net investment income for the three and nine months ended September 30, 2015 and September 30, 2014:

	For the three months ended September 30, 2015
(dollars in thousands)	Agency RMBS	Non-Agency RMBS	Agency and Non-Agency CMBS	Other securities and Whole- Loans	Total

Average amortized cost of securities	$2,282,135	$538,623	$467,835	$311,825	$3, 600,418

Total interest income (1)	$14,929	$8,839	$8,061	$3,992	$35,821

Yield on average securities	2.60%	6.51%	6.84%	5.08%	3.95%

Average balance of repurchase agreements	$2,076,450	$403,294	$362,808	$222,137	$3,064,689

Total interest expense	$2,590	$1,668	$1,479	$1,244	$6,981

Average cost of funds (2)	0.49%	1.64%	1.62%	2.22%	0.90%

Net interest income	$12,339	$7,171	$6,582	$2,748	$28,840

Net interest rate spread	2.11%	4.87%	5.22%	2.86%	3.05%

(1)Amount includes net (amortization of premiums), accretion of discounts and (amortization/recovery of basis) of approximately $(11.6) million for Agency RMBS, approximately $(2.3) million for Non-Agency RMBS, approximately $11 thousand for Agency and Non-Agency CMBS and approximately $770 thousand for other securities and Whole-Loans for the three months ended September 30, 2015.

(2)  For the three months ended September 30, 2015, cost of funds does not include accrual and settlement of interest, net of premium amortization on MAC swaps, of approximately $5.2 million associated with derivative instruments. In accordance with GAAP, such costs are included in gain (loss) on derivative instruments, in the Consolidated Statement of Operations.

	For the nine months ended September 30, 2015
(dollars in thousands)	Agency RMBS	Non-Agency RMBS	Agency and Non-Agency CMBS	Other securities and Whole- Loans	Total

Average amortized cost of securities	$2,884,986	$580,881	$471,571	$202,581	$4,140,019

Total interest income (1)	$58,508	$27,833	$22,939	$8,376	$117,656

Yield on average securities	2.71%	6.41%	6.50%	5.53%	3.80%

Average balance of repurchase agreements	$2,606,830	$428,576	$361,795	$139,180	$3,536,381

Total interest expense	$8,432	$5,089	$4,238	$2,201	$19,960

Average cost of funds (2)	0.43%	1.59%	1.57%	2.11%	0.75%

Net interest income	$50,076	$22,744	$18,701	$6,175	$97,696

Net interest rate spread	2.28%	4.82%	4.93%	3.42%	3.05%

(1)Amount includes net (amortization of premiums), accretion of discounts and (amortization/recovery of basis) of approximately $(39.5) million for Agency RMBS, approximately $(6.6) million for Non-Agency RMBS, approximately $536 thousand for Agency and Non-Agency CMBS and approximately $1.4 million for other securities and Whole-Loans for the nine months ended September 30, 2015.

(2)  For the nine months ended September 30, 2015, cost of funds does not include accrual and settlement of interest, net of premium amortization on MAC swaps, of approximately $10.8 million associated with derivative instruments. In accordance with GAAP, such costs are included in gain (loss) on derivative instruments, in the Consolidated Statement of Operations.

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

The following tables set forth certain information regarding our net investment income for the three and nine months ended September 30, 2015 and September 30, 2014, see “Non-GAAP Financial Measures”:

For the three months ended September 30, 2015:

Non- GAAP Financial Measures:

(dollars in thousands)	Agency RMBS	Non-Agency RMBS	Agency and Non-Agency CMBS	Other securities and Whole-Loans	Total

Average amortized cost of securities held including Agency and Non-Agency Interest-Only Strips accounted for as derivatives	$2,337,842	$541,801	$481,497	$311,825	$3,672,965

Total interest income including interest income on Agency and Non-Agency Interest-Only Strips accounted for as derivatives (1)	$15,907	$8,957	$8,429	$3,991	$37,284

Yield on average amortized cost of securities including adjustments related to cost of Agency and Non-Agency Interest-Only Strips accounted for as derivatives	2.70%	6.56%	6.63%	5.18%	4.03%

Average balance of repurchase agreements	$2,076,450	$403,294	$362,808	$222,137	$3,064,689

Total interest expense including interest income (expense), net incurred on interest rate swaps(2)	$6,964	$2,058	$1,939	$1,244	$12,205

Average cost of funds including interest income (expense) on Agency and Non-Agency Interest-Only Strips accounted for as derivatives and interest income (expense), net incurred on interest rate swaps	1.33%	2.03%	2.12%	2.22%	1.58%

Net interest income including interest income (expense) on Agency and Non-Agency Interest-Only Strips, accounted for as derivatives and interest income (expense), net incurred on interest rate swaps	$8,943	$6,899	$6,490	$2,747	$25,079

Net interest rate spread including interest income (expense) on Agency and Non-Agency Interest-Only Strips accounted as derivatives and interest income (expense), net incurred on interest rate swaps	1.37%	4.53%	4.51%	2.96%	2.45%

(1) Amounts for the three months ended September 30, 2015 includes net (amortization of premiums), accretion of discounts and (amortization/recovery of basis) of approximately $(17.2) million. This amount is composed of approximately $(11.6) million for Agency RMBS included in interest income, approximately $(2.3) million for Non-Agency RMBS included in interest income, approximately $11 thousand for Agency and Non-Agency CMBS included in interest income, approximately $770 thousand for Other securities and Whole-Loans included in interest income and approximately $(4.1) million of amortization/recovery of basis on Agency and Non-Agency Interest-Only Strips accounted for as derivatives (Non-GAAP measure), not reported in interest income for GAAP (included in Loss on derivative instruments).

(2)  Represents the net amount paid, including accrued amounts and premium amortization for MAC interest rate swaps during the period included in loss on derivative instruments for GAAP.

For the nine months ended September 30, 2015:

Non- GAAP Financial Measures:

(dollars in thousands)	Agency RMBS	Non-Agency RMBS	Agency and Non-Agency CMBS	Other securities and Whole-Loans	Total

Average amortized cost of securities held including Agency and Non-Agency Interest-Only Strips accounted for as derivatives	$2,950,686	$584,559	$486,237	$202,581	$4,224,063

Total interest income including interest income on Agency and Non-Agency Interest-Only Strips accounted for as derivatives (1)	$61,507	$28,188	$23,994	$8,375	$122,064

Yield on average amortized cost of securities including adjustments related to cost of Agency and Non-Agency Interest-Only Strips accounted for as derivatives	2.79%	6.45%	6.28%	5.70%	3.86%

Average balance of repurchase agreements	$2,606,830	$428,576	$361,795	$139,180	$3,536,381

Total interest expense including interest income (expense), net incurred on interest rate swaps(2)	$17,629	$5,845	$5,081	$2,201	$30,756

Average cost of funds including interest income (expense) on Agency and Non-Agency Interest-Only Strips accounted for as derivatives and interest income (expense), net incurred on interest rate swaps	0.90%	1.82%	1.88%	2.11%	1.16%

Net interest income including interest income (expense) on Agency and Non-Agency Interest-Only Strips, accounted for as derivatives and interest income (expense), net incurred on interest rate swaps	$43,878	$22,343	$18,913	$6,174	$91,308

Net interest rate spread including interest income (expense) on Agency and Non-Agency Interest-Only Strips accounted as derivatives and interest income (expense), net incurred on interest rate swaps	1.89%	4.63%	4.40%	3.59%	2.70%

(1) Amounts for the nine months ended September 30, 2015 includes net (amortization of premiums), accretion of discounts and (amortization/recovery of basis) of approximately $(57.0) million. This amount is composed of approximately $(39.5) million for Agency RMBS included in interest income, approximately $(6.6) million for Non-Agency RMBS included in interest income, approximately $536 thousand for Agency and Non-Agency CMBS included in interest income, approximately $1.4 million for Other securities and Whole-Loans included in interest income and approximately $(12.8) million of amortization/recovery of basis on Agency and Non-Agency Interest-Only Strips accounted for as derivatives (Non-GAAP measure), not reported in interest income for GAAP (included in Loss on derivative instruments).

(2)  Represents the net amount paid, including accrued amounts and premium amortization for MAC interest rate swaps during the period included in loss on derivative instruments for GAAP.

For the three months ended September 30, 2014, as Revised:

Non-GAAP Financial Measures:

(dollars in thousands)	Agency RMBS	Non-Agency RMBS	Agency and Non-Agency CMBS	Other securities	Total

Average amortized cost of securities held including Agency and Non-Agency Interest-Only Strips accounted for as derivatives and linked transactions	$3,350,785	$685,106	$449,271	$86,333	$4,571,495

Total interest income including interest income on Agency and Non-Agency Interest-Only Strips accounted for as derivatives and linked transactions(1)	$26,116	$10,150	$5,675	$1,375	$43,316

Yield on average amortized cost of securities including adjustments related to cost of Agency and Non-Agency Interest-Only Strips accounted for as derivatives and linked transactions	3.09%	5.88%	4.02%	5.81%	3.75%

Average balance of repurchase agreements, including repurchase agreements on linked transactions	$3,163,587	$491,410	$341,446	$75,736	$4,072,179

Total interest expense including interest income (expense), net incurred on interest rate swaps and interest expense incurred on linked transactions, as Revised(2)	$12,926	$2,430	$2,022	$257	$17,635

Average cost of funds including interest income (expense) on Agency and Non-Agency Interest-Only Strips accounted for as derivatives and interest income (expense), net incurred on interest rate swaps and linked transactions, as Revised	1.62%	1.96%	2.35%	1.35%	1.72%

Net interest income including interest income (expense) on Agency and Non-Agency Interest-Only Strips, accounted for as derivatives and interest income (expense), net incurred on interest rate swaps and linked transactions, as Revised	$13,190	$7,720	$3,653	$1,118	$25,681

Net interest rate spread including interest income (expense) on Agency and Non-Agency Interest-Only Strips accounted as derivatives and interest income (expense), net incurred on interest rate swaps and linked transactions, as Revised	1.47%	3.92%	1.67%	4.46%	2.03%

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

For the nine months ended September 30, 2014, as Revised:

Non-GAAP Financial Measures:

(dollars in thousands)	Agency RMBS	Non-Agency RMBS	Agency and Non-Agency CMBS	Other securities	Total

Average amortized cost of securities held including Agency and Non-Agency Interest-Only Strips accounted for as derivatives and linked transactions	$3,301,493	$555,958	$266,694	$73,806	$4,197,951

Total interest income including interest income on Agency and Non-Agency Interest-Only Strips accounted for as derivatives and linked transactions(1)	$78,411	$24,919	$10,420	$3,246	$116,996

Yield on average amortized cost of securities including adjustments related to cost of Agency and Non-Agency Interest-Only Strips accounted for as derivatives and linked transactions	3.18%	5.99%	4.65%	5.68%	3.72%

Average balance of repurchase agreements, including repurchase agreements on linked transactions	$3,020,536	$390,515	$195,727	$62,154	$3,668,932

Total interest expense including interest income (expense), net incurred on interest rate swaps and interest expense incurred on linked transactions, as Revised(2)	$31,935	$5,354	$3,128	$682	$41,099

Average cost of funds including interest income (expense) on Agency and Non-Agency Interest-Only Strips accounted for as derivatives and interest income (expense), net incurred on interest rate swaps and linked transactions, as Revised	1.41%	1.83%	2.14%	1.47%	1.50%

Net interest income including interest income (expense) on Agency and Non-Agency Interest-Only Strips, accounted for as derivatives and interest income (expense), net incurred on interest rate swaps and linked transactions, as Revised	$46,476	$19,565	$7,292	$2,564	$75,897

Net interest rate spread including interest income (expense) on Agency and Non-Agency Interest-Only Strips accounted as derivatives and interest income (expense), net incurred on interest rate swaps and linked transactions, as Revised	1.77%	4.16%	2.51%	4.21%	2.22%

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

Revision of net investment income (Non-GAAP financial measure) for the three and nine months ended September 30, 2014

As discussed further in Note 2 — Revision of Previously Issued Financial Statements for Errors Affecting Certain Items Presented in the Statements of Cash Flows and Notes to Financial Statements, we have elected to revise our presentation of net investment income (Non-GAAP financial measure) for the three and nine months ended September 30, 2014 in this quarterly financial statements on Form 10-Q to correct these errors.

The effect of these errors on the tables presenting our net investment income (Non-GAAP financial measure) for the three and nine months ended September 30, 2014 (dollars in thousands):

For the three months ended September 30, 2014:

As Originally Reported	Agency RMBS	Non-Agency RMBS	Agency and Non-Agency CMBS	Other securities	Total
Non-GAAP Financial Measures:
Average amortized cost of securities held including Agency and Non-Agency Interest-Only Strips accounted for as derivatives and linked transactions	$3,350,785	$685,106	$449,271	$86,333	$4,571,495

Total interest income including interest income on Agency and Non-Agency Interest-Only Strips accounted for as derivatives and linked transactions	$26,116	$10,150	$5,675	$1,375	$43,316

Yield on average amortized cost of securities including adjustments related to cost of Agency and Non-Agency Interest-Only Strips accounted for as derivatives and linked transactions	3.09%	5.88%	4.02%	5.81%	3.75%

Average balance of repurchase agreements, including repurchase agreements on linked transactions	$3,163,587	$491,410	$341,446	$75,736	$4,072,179

Total interest expense including interest income (expense), net incurred on interest rate swaps and interest expense incurred on linked transactions	$13,662	$2,464	$2,072	$257	$18,455

Average cost of funds including interest income (expense) on Agency and Non-Agency Interest-Only Strips accounted for as derivatives and interest income (expense), net incurred on interest rate swaps and linked transactions	1.71%	1.99%	2.41%	1.35%	1.80%

Net interest income including interest income (expense) on Agency and Non-Agency Interest-Only Strips, accounted for as derivatives and interest income (expense), net incurred on interest rate swaps and linked transactions	$12,454	$7,686	$3,603	$1,118	$24,861

Net interest rate spread including interest income (expense) on Agency and Non-Agency Interest-Only Strips accounted as derivatives and interest income (expense), net incurred on interest rate swaps and linked transactions	1.38%	3.89%	1.61%	4.46%	1.95%

Adjustments	Agency RMBS	Non-Agency RMBS	Agency and Non-Agency CMBS	Other securities	Total
Non-GAAP Financial Measures:
Average amortized cost of securities held including Agency and Non-Agency Interest-Only Strips accounted for as derivatives and linked transactions	$—	$—	$—	$—	$—

Total interest income including interest income on Agency and Non-Agency Interest-Only Strips accounted for as derivatives and linked transactions	$—	$—	$—	$—	$—

Yield on average amortized cost of securities including adjustments related to cost of Agency and Non-Agency Interest-Only Strips accounted for as derivatives and linked transactions	—%	—%	—%	—%	—%

Average balance of repurchase agreements, including repurchase agreements on linked transactions	$—	$—	$—	$—	$—

Total interest expense including interest income (expense), net incurred on interest rate swaps and interest expense incurred on linked transactions	$(736)	$(34)	$(50)	$—	$(820)

Average cost of funds including interest income (expense) on Agency and Non-Agency Interest-Only Strips accounted for as derivatives and interest income (expense), net incurred on interest rate swaps and linked transactions	(0.09)%	(0.03)%	(0.06)%	—%	(0.08)%

Net interest income including interest income (expense) on Agency and Non-Agency Interest-Only Strips, accounted for as derivatives and interest income (expense), net incurred on interest rate swaps and linked transactions	$736	$34	$50	$—	$820

Net interest rate spread including interest income (expense) on Agency and Non-Agency Interest-Only Strips accounted as derivatives and interest income (expense), net incurred on interest rate swaps and linked transactions	0.09%	0.03%	0.06%	—%	0.08%

Revised	Agency RMBS	Non-Agency RMBS	Agency and Non-Agency CMBS	Other securities	Total
Non-GAAP Financial Measures:
Average amortized cost of securities held including Agency and Non-Agency Interest-Only Strips accounted for as derivatives and linked transactions	$3,350,785	$685,106	$449,271	$86,333	$4,571,495

Total interest income including interest income on Agency and Non-Agency Interest-Only Strips accounted for as derivatives and linked transactions	$26,116	$10,150	$5,675	$1,375	$43,316

Yield on average amortized cost of securities including adjustments related to cost of Agency and Non-Agency Interest-Only Strips accounted for as derivatives and linked transactions	3.09%	5.88%	4.02%	5.81%	3.75%

Average balance of repurchase agreements, including repurchase agreements on linked transactions	$3,163,587	$491,410	$341,446	$75,736	$4,072,179

Total interest expense including interest income (expense), net incurred on interest rate swaps and interest expense incurred on linked transactions	$12,926	$2,430	$2,022	$257	$17,635

Average cost of funds including interest income (expense) on Agency and Non-Agency Interest-Only Strips accounted for as derivatives and interest income (expense), net incurred on interest rate swaps and linked transactions	1.62%	1.96%	2.35%	1.35%	1.72%

Net interest income including interest income (expense) on Agency and Non-Agency Interest-Only Strips, accounted for as derivatives and interest income (expense), net incurred on interest rate swaps and linked transactions	$13,190	$7,720	$3,653	$1,118	$25,681

Net interest rate spread including interest income (expense) on Agency and Non-Agency Interest-Only Strips accounted as derivatives and interest income (expense), net incurred on interest rate swaps and linked transactions	1.47%	3.92%	1.67%	4.46%	2.03%

For the nine months ended September 30, 2014:

As Originally Reported	Agency RMBS	Non-Agency RMBS	Agency and Non-Agency CMBS	Other securities	Total
Non-GAAP Financial Measures:
Average amortized cost of securities held including Agency and Non-Agency Interest-Only Strips accounted for as derivatives and linked transactions	$3,301,493	$555,958	$266,694	$73,806	$4,197,951

Total interest income including interest income on Agency and Non-Agency Interest-Only Strips accounted for as derivatives and linked transactions	$78,411	$24,919	$10,420	$3,246	$116,996

Yield on average amortized cost of securities including adjustments related to cost of Agency and Non-Agency Interest-Only Strips accounted for as derivatives and linked transactions	3.18%	5.99%	4.65%	5.68%	3.72%

Average balance of repurchase agreements, including repurchase agreements on linked transactions	$3,020,536	$390,515	$195,727	$62,154	$3,668,932

Total interest expense including interest income (expense), net incurred on interest rate swaps and interest expense incurred on linked transactions	$32,768	$5,392	$3,185	$682	$42,027

Average cost of funds including interest income (expense) on Agency and Non-Agency Interest-Only Strips accounted for as derivatives and interest income (expense), net incurred on interest rate swaps and linked transactions	1.45%	1.85%	2.18%	1.47%	1.53%

Net interest income including interest income (expense) on Agency and Non-Agency Interest-Only Strips, accounted for as derivatives and interest income (expense), net incurred on interest rate swaps and linked transactions	$45,643	$19,527	$7,235	$2,564	$74,969

Net interest rate spread including interest income (expense) on Agency and Non-Agency Interest-Only Strips accounted as derivatives and interest income (expense), net incurred on interest rate swaps and linked transactions	1.73%	4.14%	2.47%	4.21%	2.19%

Adjustments	Agency RMBS	Non-Agency RMBS	Agency and Non-Agency CMBS	Other securities	Total
Non-GAAP Financial Measures:
Average amortized cost of securities held including Agency and Non-Agency Interest-Only Strips accounted for as derivatives and linked transactions	$—	$—	$—	$—	$—

Total interest income including interest income on Agency and Non-Agency Interest-Only Strips accounted for as derivatives and linked transactions	$—	$—	$—	$—	$—

Yield on average amortized cost of securities including adjustments related to cost of Agency and Non-Agency Interest-Only Strips accounted for as derivatives and linked transactions	—%	—%	—%	—%	—%

Average balance of repurchase agreements, including repurchase agreements on linked transactions	$—	$—	$—	$—	$—

Total interest expense including interest income (expense), net incurred on interest rate swaps and interest expense incurred on linked transactions	$(833)	$(38)	$(57)	$—	$(928)

Average cost of funds including interest income (expense) on Agency and Non-Agency Interest-Only Strips accounted for as derivatives and interest income (expense), net incurred on interest rate swaps and linked transactions	(0.04)%	(0.02)%	(0.04)%	—%	(0.03)%

Net interest income including interest income (expense) on Agency and Non-Agency Interest-Only Strips, accounted for as derivatives and interest income (expense), net incurred on interest rate swaps and linked transactions	$833	$38	$57	$—	$928

Net interest rate spread including interest income (expense) on Agency and Non-Agency Interest-Only Strips accounted as derivatives and interest income (expense), net incurred on interest rate swaps and linked transactions	0.04%	0.02%	0.04%	—%	0.03%

Revised	Agency RMBS	Non-Agency RMBS	Agency and Non-Agency CMBS	Other securities	Total
Non-GAAP Financial Measures:
Average amortized cost of securities held including Agency and Non-Agency Interest-Only Strips accounted for as derivatives and linked transactions	$3,301,493	$555,958	$266,694	$73,806	$4,197,951

Total interest income including interest income on Agency and Non-Agency Interest-Only Strips accounted for as derivatives and linked transactions	$78,411	$24,919	$10,420	$3,246	$116,996

Yield on average amortized cost of securities including adjustments related to cost of Agency and Non-Agency Interest-Only Strips accounted for as derivatives and linked transactions	3.18%	5.99%	4.65%	5.68%	3.72%

Average balance of repurchase agreements, including repurchase agreements on linked transactions	$3,020,536	$390,515	$195,727	$62,154	$3,668,932

Total interest expense including interest income (expense), net incurred on interest rate swaps and interest expense incurred on linked transactions	$31,935	$5,354	$3,128	$682	$41,099

Average cost of funds including interest income (expense) on Agency and Non-Agency Interest-Only Strips accounted for as derivatives and interest income (expense), net incurred on interest rate swaps and linked transactions	1.41%	1.83%	2.14%	1.47%	1.50%

Net interest income including interest income (expense) on Agency and Non-Agency Interest-Only Strips, accounted for as derivatives and interest income (expense), net incurred on interest rate swaps and linked transactions	$46,476	$19,565	$7,292	$2,564	$75,897

Net interest rate spread including interest income (expense) on Agency and Non-Agency Interest-Only Strips accounted as derivatives and interest income (expense), net incurred on interest rate swaps and linked transactions	1.77%	4.16%	2.51%	4.21%	2.22%

Other Income (Loss)

The following tables present the sales of our MBS, other securities and Whole-Loans (dollars in thousands):

	For the three months ended September 30, 2015
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Agency RMBS	$421,351	$3,036	$(4,096)	$(1,060)
Non-Agency RMBS	25,663	1,305	—	1,305
Agency and Non-Agency CMBS	55,637	772	(71)	701
Other securities and Whole-Loans	760,199	59	(2,861)	(2,802)
Total	$1,262,850	$5,172	$(7,028)	$(1,856)

(1)         Includes proceeds for Agency Interest-Only Strips, accounted for as derivatives, of approximately $5.3 million, gross realized gains of $628 thousand and gross realized losses of $2 thousand.

	For the nine months ended September 30, 2015
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Agency RMBS (1)	$931,332	$6,869	$(7,673)	$(804)
Non-Agency RMBS	233,257	11,066	(174)	10,892
Agency and Non-Agency CMBS	146,525	2,123	(80)	2,043
Other securities and Whole-Loans	776,564	621	(2,861)	(2,240)
Total	$2,087,678	$20,679	$(10,788)	$9,891

(1)         Includes proceeds for Agency Interest-Only Strips, accounted for as derivatives, of approximately $5.3 million, gross realized gains of $626 thousand and gross realized losses of $2 thousand.

	For the three months ended September 30, 2014
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Agency RMBS (1)	$268,694	$2,557	$(4,865)	$(2,308)
Non-Agency RMBS	155,366	6,257	(414)	5,843
Agency and Non-Agency CMBS	87,844	1,786	(20)	1,766
Other securities	—	—	—	—
Total	$511,904	$10,600	$(5,299)	$5,301

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

With respect to our MBS, other securities and Residential and Commercial Whole-Loans, we elected the fair value option and, as a result, we record the change in fair value related to MBS, other securities and Residential and Commercial Whole-Loans in earnings.  The following tables present amounts related to realized gains and losses as well as changes in fair value of our investment portfolio and derivative instruments that are included in our Consolidated Statement of Operations for the three and nine months ended September 30, 2015 and September 30, 2014 (dollars in thousands):

For the three months ended September 30, 2015:

Description	Realized Gain (Loss), net	Contractual interest income (expense), net(1)	Other loss on Mortgage -backed securities	Unrealized Gain (Loss), net	Return (Recovery) of Basis	Mark-to- market adjustments	Total

MBS, Other Securities and Residential and Commercial Whole-Loans	$(2,482)	$—	$(5,917)	$24,723	$—	$—	$16,324
Cash and cash equivalents (2)	(275)	45	—	201	—	—	(29)

Derivative Instruments:
Interest rate swaps	28,291	(5,561)	—	—	337	(64,701)	(41,634)
Interest rate swaptions	(150)	—	—	—	—	71	(79)
Agency and Non-Agency Interest-Only Strips accounted for as derivatives	626	5,437	—	—	(4,164)	(1,799)	100
Options	684	—	—	—	—	—	684
Futures contracts	(168)	—	—	—	—	(38)	(206)
Foreign currency forwards	(134)	—	—	—	—	114	(20)
Foreign currency swaps	—	190	—	—	—	652	842
TBAs	(8,205)	—	—	—	—	7,155	(1,050)
Total	$18,187	$111	$(5,917)	$24,924	$(3,827)	$(58,546)	$(25,068)

(1) Contractual interest income (expense), net on derivative instruments includes interest settlement paid or received.

(2) Cash and cash equivalents realized gain (loss) net includes gain (loss) on foreign currency transactions.

For the nine months ended September 30, 2015:

Description	Realized Gain (Loss), net	Contractual interest income (expense), net(1)	Other loss on Mortgage -backed securities	Unrealized Gain (Loss), net	Return (Recovery) of Basis	Mark-to- market adjustments	Total

MBS, Other Securities and Residential and Commercial Whole-Loans	$9,267	$—	$(14,884)	$10,284	$—	$—	$4,667
Cash and cash equivalents (2)	2,523	80	—	(859)	—	—	1,744

Derivative Instruments:
Interest rate swaps	18,729	(11,871)	—	—	1,075	(83,209)	(75,276)
Interest rate swaptions	(3,873)	—	—	—	—	(72)	(3,945)
Agency and Non-Agency Interest-Only Strips accounted for as derivatives	624	16,700	—	—	(12,877)	(1,966)	2,481
Options	684	—	—	—	—	—	684
Futures contracts	(627)	—	—	—	—	683	56
Foreign currency forwards	(980)	—	—	—	—	452	(528)
Foreign currency swaps	—	585	—	—	—	3,944	4,529
TBAs	(1,728)	—	—	—	—	(2,784)	(4,512)
Total	$24,619	$5,494	$(14,884)	$9,425	$(11,802)	$(82,952)	$(70,100)

(1) Contractual interest income (expense), net on derivative instruments includes interest settlement paid or received.

(2) Cash and cash equivalents realized gain (loss) net includes gain (loss) on foreign currency transactions.

For the three months ended September 30, 2014, as Revised (See Note 2):

Description	Realized Gain (Loss), net	Contractual interest income (expense), net(1)	Other loss on Mortgage -backed securities	Unrealized Gain (Loss), net	Basis Recovery	Mark-to- market adjustments	Total

MBS and Other Securities	$4,912	$—	$(2,857)	$(4,453)	$—	$—	$(2,398)
Cash and cash equivalents(2)	1,070	(128)	—	—	—	—	942

Derivative Instruments:
Interest rate swaps	23,798	(11,848)	—	—	820	(15,587)	(2,817)
Interest rate swaptions	—	—	—	—	—	(624)	(624)
Agency and Non-Agency Interest-Only Strips accounted for as derivatives	389	5,723	—	—	(4,187)	(915)	1,010
Options	—	—	—	—	—	(340)	(340)
Futures contracts	—	—	—	—	—	(200)	(200)
Foreign currency forwards	(1,182)	—	—	—	—	57	(1,125)
Foreign currency swaps	—	140	—	—	—	2,057	2,197
TBAs	2,608	—	—	—	—	(1,110)	1,498
Linked Transactions	107	1,206	—	—	(423)	(2,131)	(1,241)
Total	$31,702	$(4,907)	$(2,857)	$(4,453)	$(3,790)	$(18,793)	$(3,098)

(1) Contractual interest income (expense), net on derivative instruments includes interest settlement paid or received. In addition, contractual interest income (expense), net on linked transactions includes accretion of approximately $203 thousand for other securities.

(2) Cash and cash equivalents realized gain (loss) net includes gain (loss) on foreign currency transactions.

For the nine months ended September 30, 2014, as Revised (See Note 2):

Description	Realized Gain (Loss), net	Contractual interest income (expense), net(1)	Other loss on Mortgage -backed securities	Unrealized Gain (Loss), net	Basis Recovery	Mark-to- market adjustments	Total

MBS and Other Securities	$(2,650)	$—	$(7,565)	$140,755	$—	$—	$130,540
Cash and cash equivalents(2)	1,070	(116)	—	—	—	—	954

Derivative Instruments:
Interest rate swaps	17,012	(25,784)	—	—	928	(123,026)	(130,870)
Interest rate swaptions	(5,908)	—	—	—	—	(5,615)	(11,523)
Agency and Non-Agency Interest-Only Strips accounted for as derivatives	(755)	20,288	—	—	(14,286)	(332)	4,915
Options	—	—	—	—	—	(340)	(340)
Futures contracts	(16,495)	—	—	—	—	(311)	(16,806)
Foreign currency forwards	(1,182)	—	—	—	—	(81)	(1,263)
Foreign currency swaps	—	141	—	—	—	2,072	2,213
TBAs	25,169	—	—	—	—	1,521	26,690
Linked Transactions	1,397	4,669	—	—	(2,982)	(1,418)	1,666
Total	$17,658	$(802)	$(7,565)	$140,755	$(16,340)	$(127,530)	$6,176

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

In order to mitigate interest rate risk resulting from our future repurchase agreement borrowings, we entered into interest rate swaps with an aggregate notional amount of approximately $8.5 billion, of which $1.5 billion are forward starting.  As of September 30, 2015, our effective swaps are comprised of approximately $4.6 billion fixed pay rate swaps and $2.4 billion are variable pay swaps, which effectively fix (for the life of the swap) the floating interest rate of approximately $2.2 billion of borrowings.  We also invested in interest rate swaptions with an aggregate notional amount of approximately $105.0 million at September 30, 2015.  Similarly, we have entered into currency swaps and currency forwards with an aggregate notional amount of approximately $46.8 million (€38.2 million) in order to mitigate our foreign currency risk on our euro denominated assets and liabilities.  The fair value of our interest rate swaps declined by more than the increase in the value of our investments during the quarter due to both mortgage spreads widening and swap spreads tightening. While not designated as a hedge for accounting purposes, our current and future interest rate swaps, interest rate swaptions, foreign currency swaps and foreign currency forwards are, collectively viewed as an economic hedge on a portion of our floating-rate borrowings and foreign currency rate exposure, respectively.  Since we do not apply hedge accounting for these instruments, we record the change in fair value related to such agreements in earnings in gain (loss) on derivative instruments, net.  Included in Gain (loss) on derivative instruments, net in our Consolidated Statement of Operations are the net interest rate swap payments and currency payments (including accrued amounts) associated with these instruments.

Expenses

General and Administrative Expenses

We incurred general and administrative expenses of approximately $2.9 million and $8.9 million for the three and nine months ended September 30, 2015, respectively and approximately $2.3 million and $6.7 million for the three and nine months ended September 30, 2014, respectively, which represents professional fees, insurance, non-cash stock based compensation and overhead costs of the Company. The increase in general and administrative expenses from 2015 over 2014 is primarily due to an increase in equity based compensation, professional fees, custodian fees resulting from the successful completion of our follow-on offering in April 2014, compensation expense for our chief financial officer and controller, and transaction costs related to the implementation of our Residential Whole-Loan program.

Management Fee Expense

We incurred management fee expense of approximately $2.8 million and $8.1 million for the three and nine months ended September 30, 2015, respectively and approximately $2.8 million and $7.1 million for the three and nine months ended September 30, 2014, respectively, of which approximately $2.8 million was payable at September 30, 2015 to our Manager under the Management Agreement.  Pursuant to the terms of the Management Agreement, our Manager is paid a management fee equal to 1.5% per annum of our stockholders’ equity (as defined in the Management Agreement), calculated and payable (in cash) quarterly in arrears.  Management fees primarily increased from 2015 over 2014 due to an increase in our stockholder’s equity resulting from the successful completion of our follow-on offering in April 2014.

The management fees, expense reimbursements and the relationship between our Manager and us are discussed further in Note 12, “Related Party Transactions,” to the financial statements contained in this Quarterly Report on Form 10-Q.

Dividends

The following table presents cash dividends declared and paid by us on our common stock:

Declaration Date	Record Date	Payment Date	Amount per Share		Tax Characterization

2015
September 24, 2015	October 5, 2015	October 27, 2015	$0.60		Not yet determined
June 18, 2015	June 29, 2015	July 28, 2015	$0.64		Not yet determined
March 26, 2015	April 6, 2015	April 28, 2015	$0.67		Not yet determined

2014
December 18, 2014	December 29, 2014	January 27, 2015	$0.70		Ordinary income
September 23, 2014	October 3, 2014	October 28, 2014	$0.70		Ordinary income
June 19, 2014	June 30, 2014	July 29, 2014	$0.67		Ordinary income
March 20, 2014	March 31, 2014	April 29, 2014	$0.67		Ordinary income

2013
April 1, 2013	April 12, 2013	April 30, 2013	$0.95		Ordinary income
June 20, 2013	July 1, 2013	July 29, 2013	$0.90		Ordinary income
September 19, 2013	September 30, 2013	October 29, 2013	$0.90		Ordinary income
December 19, 2013	December 30, 2013	January 28, 2014	$2.35	(1)	Ordinary income

2012
July 26, 2012	August 6, 2012	August 14, 2012	$0.38		Ordinary income
September 20, 2012	October 1, 2012	October 25, 2012	$0.85		Ordinary income
December 19, 2012	December 31, 2012	January 29, 2013	$1.12		Ordinary income

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

Under our repurchase agreements and derivative contracts, lenders and counterparties retain the right to determine the fair value of the collateral pledged, or in the case of cleared swaps the required collateral may be determined by clearinghouse rules.  A reduction in the value of the collateral pledged will require us to provide additional collateral or fund cash margin calls.  Alternatively, since margins calls for our interest rate swaps and swaptions generally are inversely correlated to those of our repurchase agreements, our interest rate swap and swaptions counterparties would likely be required to post collateral with us during a period in which we were required to post collateral with our repurchase agreement counterparties.  Similarly, we would likely be required to post collateral with swap and swaption counterparties during periods in which our repo counterparties are required to post collateral with us.  During 2014 and continuing into 2015, the market has experienced a sustained period of volatility.  For the majority of 2015, such higher rate volatility has resulted in wider mortgage spreads and a higher cost of hedging.  We were able to satisfy our additional collateral requirements with cash on hand, unlevered or underleveraged securities, cash from rehypothecation of securities received as incremental collateral and proceeds from our repurchase agreement borrowings and/or our swaps and swaptions, respectively. We were not forced to involuntarily sell any of our assets, nor did any of counterparties sell any of our assets held by them as collateral.  During 2015 and 2014, we rehypothecated some of the U.S. Treasury securities we received as incremental collateral on our repurchase borrowings, swaps and swaptions, effectively entering into repurchase agreements with such securities, in order to increase our cash position.  The maximum amount of repurchase borrowings for the rehypothecated U.S. Treasury securities was $0 and $530 thousand for the three and nine months ended September 30, 2015, respectively, and $0 during the three and nine months ended September 30, 2014.  At September 30, 2015, no U.S. Treasury securities were rehypothecated.  In an instance of severe volatility, or where the additional stress on liquidity resulting from volatility is sustained over an extended period of time, we could be required to sell securities, possibly even at a loss to generate sufficient liquidity to satisfy collateral and margin requirements which could have a material adverse effect on our financial position, results of operations and cash flows.

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

Our primary sources of liquidity are as follows:

Cash Generated from Follow-On Public Offerings and Private Placements

During the nine months ended September 30, 2015, we did not generate any proceeds from follow-on public offerings or private placements.  However, at the beginning of the second quarter of 2014, we completed a follow-on public offering, including the exercise by the underwriters of a portion of an option to acquire additional shares resulting in net proceeds to us of approximately $205.4 million.  In addition, we sold shares to our Manager in a private placement for an aggregate offering price of approximately $9.7 million.

Borrowing under Various Financing Arrangements

As of September 30, 2015, we had master repurchase agreements with 27 counterparties.  We had borrowings under repurchase agreements with 19 counterparties of approximately $3.0 billion at September 30, 2015.  The following tables present our borrowings by type of collateral pledged as of September 30, 2015 and September 30, 2014, and the respective effective cost of funds (Non-GAAP financial measure) for the three and nine months ended September 30, 2015 and September 30, 2014, respectively.  See “Non-GAAP Financial Measures” (dollars in thousands):

Collateral	Repurchase Agreement Borrowings Outstanding September 30, 2015	Fair Value of Collateral Pledged(1)	Weighted Average Interest Rate end of period	Weighted Average Cost of Funds for the three months ended September 30, 2015	Weighted Average Effective Cost of Funds (Non- GAAP) for the for the three months ended September 30, 2015 (2)	Weighted Average Cost of Funds for the nine months ended September 30, 2015	Weighted Average Effective Cost of Funds (Non- GAAP) for the for the nine months ended September 30, 2015 (2)
Agency RMBS	$2,012,976	$2,118,025	0.54%	0.49%	1.33%	0.43%	0.90%
Non-Agency RMBS	386,779	546,016	1.71	1.64	2.03	1.59	1.82
Agency and Non-Agency CMBS(3)	367,727	504,514	1.67	1.62	2.12	1.57	1.88
Other securities and Whole-Loans(4)	242,786	325,614	2.04	2.22	2.22	2.11	2.11
Total	$3,010,268	$3,494,169	0.95%	0.90%	1.58%	0.75%	1.16%

(1)             Excludes approximately $21.9 million of cash collateral posted.

(2)             The effective cost of funds for the period presented is calculated on an annualized basis and includes interest expense for the period and net periodic interest payments on interest rate swaps, net of premium amortization on MAC swaps, of approximately $5.2 million and $10.8 million for the three and nine months ended September 30, 2015, respectively.  While interest rate swaps are not accounted for using hedge accounting, such instruments are viewed by us as an economic hedge against increases in interest rates on our liabilities and are treated as hedges for purposes of satisfying the REIT requirements.  See “Non-GAAP Financial Measures”.

(3)             Including Non U.S. CMBS pledged as collateral and Non U.S. repurchase agreement borrowings.

(4)             Other securities and Whole-Loans includes repurchase borrowings of $118.4 million and collateral pledged attributed to Residential Whole-Loans owned through trust certificates with a fair value of $150.5 million at September 30, 2015.  The trust certificates are eliminated upon consolidation.

Collateral	Repurchase Agreement Borrowings Outstanding September 30, 2014	Fair Value of Collateral Pledged (1)	Weighted Average Interest Rate end of period	Weighted Average Cost of Funds for the three months ended September 30, 2014	Weighted Average Effective Cost of Funds (Non- GAAP) for the three months ended September 30, 2014, as Revised (2)	Weighted Average Cost of Funds for the nine months ended September 30, 2014	Weighted Average Effective Cost of Funds (Non- GAAP) for the nine months ended September 30, 2014, as Revised (2)
Agency RMBS	$3,046,358	$3,197,721	0.38%	0.37%	1.62%	0.38%	1.41%
Non-Agency RMBS	468,664	672,583	1.61	1.65	1.97	1.63	1.84
Agency and Non-Agency CMBS	288,025	378,717	1.52	1.52	2.36	1.48	2.14
Other securities	79,080	96,834	1.54	1.31	1.31	1.46	1.46
Total: Excluding Linked Transactions	$3,882,127	$4,345,855	0.63%	0.63%	1.72%	0.58%	1.50%
Non-Agency RMBS Linked Transactions	6,788	8,507	1.55	n/a	1.54	n/a	1.70
Non-Agency CMBS Linked Transactions (3)	14,022	23,370	1.98	n/a	2.05	n/a	1.96
Other securities Linked Transactions	2,840	5,690	1.93	n/a	2.01	n/a	1.96
Total (Non-GAAP)	$3,905,777	$4,383,422	0.64%	0.63%	1.72%	0.58%	1.50%

(1)             Excludes approximately $27.9 million of cash collateral posted.

(2)             The effective cost of funds for the periods presented is calculated on an annualized basis and includes interest expense for the periods and net periodic interest payments on interest rate swaps, net of premium amortization on MAC swaps, of approximately $11.0 million and $24.9 million and interest expense on linked transactions of approximately $139 thousand and $414 thousand for the three and nine months ended September 30, 2014, respectively.  While interest rate swaps are not accounted for using hedge accounting, such instruments are viewed by us as an economic hedge against increases in interest rates on our liabilities and are treated as hedges for purposes of satisfying the REIT tax requirements.  See “Non-GAAP Financial Measures”.

(3)             Including Non U.S. CMBS pledged as collateral and Non U.S. repurchase agreement borrowings.

Revision of Weighted Average Effective Cost of Funds (Non-GAAP financial measure), by type of collateral pledged, for the three and nine months ended September 30, 2014

As discussed further in Note 2 — Revision of Previously Issued Financial Statements for Errors Affecting Certain Items Presented in the Statements of Cash Flows and Notes to Financial Statements, we have elected to revise our presentation of weighted average effective cost of funds (Non-GAAP financial measure), by type of collateral pledged, for the three and nine months ended September 30, 2014 in this quarterly financial statements on Form 10-Q to correct these errors.

The effect of these errors on the table presenting our weighted average effective cost of funds (Non-GAAP financial measure), by type of collateral pledged, for the three and nine months ended September 30, 2014 (dollars in thousands):

As Originally Reported

Collateral	Repurchase Agreement Borrowings Outstanding September 30, 2014	Fair Value of Collateral Pledged	Weighted Average Interest Rate end of period	Weighted Average Cost of Funds for the three months ended September 30, 2014	Weighted Average Effective Cost of Funds (Non- GAAP) for the three months ended September 30, 2014	Weighted Average Cost of Funds for the nine months ended September 30, 2014	Weighted Average Effective Cost of Funds (Non- GAAP) for the nine months ended September 30, 2014
Agency RMBS	$3,046,358	$3,197,721	0.38%	0.37%	1.71%	0.38%	1.45%
Non-Agency RMBS	468,664	672,583	1.61	1.65	2.00	1.63	1.86
Agency and Non-Agency CMBS	288,025	378,717	1.52	1.52	2.42	1.48	2.18
Other securities	79,080	96,834	1.54	1.31	1.31	1.46	1.46
Total: Excluding Linked Transactions	$3,882,127	$4,345,855	0.63%	0.63%	1.80%	0.58%	1.53%
Non-Agency RMBS Linked Transactions	6,788	8,507	1.55	n/a	1.54	n/a	1.70
Non-Agency CMBS Linked Transactions	14,022	23,370	1.98	n/a	2.05	n/a	1.96
Other securities Linked Transactions	2,840	5,690	1.93	n/a	2.01	n/a	1.96
Total (Non-GAAP)	$3,905,777	$4,383,422	0.64%	0.63%	1.80%	0.58%	1.53%

Adjustments

Collateral	Repurchase Agreement Borrowings Outstanding September 30, 2014	Fair Value of Collateral Pledged	Weighted Average Interest Rate end of period	Weighted Average Cost of Funds for the three months ended September 30, 2014	Weighted Average Effective Cost of Funds (Non- GAAP) for the three months ended September 30, 2014	Weighted Average Cost of Funds for the nine months ended September 30, 2014	Weighted Average Effective Cost of Funds (Non- GAAP) for the nine months ended September 30, 2014
Agency RMBS	$—	$—	—%	—%	(0.09)%	—%	(0.04)%
Non-Agency RMBS	—	—	—	—	(0.03)	—	(0.01)
Agency and Non-Agency CMBS	—	—	—	—	(0.06)	—	(0.04)
Other securities	—	—	—	—	—	—	—
Total: Excluding Linked Transactions	$—	$—	—%	—%	(0.08)%	—%	(0.03)%
Non-Agency RMBS Linked Transactions	—	—	—	n/a	—	n/a	—
Non-Agency CMBS Linked Transactions	—	—	—	n/a	—	n/a	—
Other securities Linked Transactions	—	—	—	n/a	—	n/a	—
Total (Non-GAAP)	$—	$—	—%	—%	(0.08)%	—%	(0.03)%

Revised

	Repurchase Agreement Borrowings Outstanding September 30, 2014	Fair Value of Collateral Pledged	Weighted Average Interest Rate end of period	Weighted Average Cost of Funds for the three months ended September 30, 2014	Weighted Average Effective Cost of Funds (Non- GAAP) for the three months ended September 30, 2014	Weighted Average Cost of Funds for the nine months ended September 30, 2014	Weighted Average Effective Cost of Funds (Non- GAAP) for the nine months ended September 30, 2014
Agency RMBS	$3,046,358	$3,197,721	0.38%	0.37%	1.62%	0.38%	1.41%
Non-Agency RMBS	468,664	672,583	1.61	1.65	1.97	1.63	1.84
Agency and Non-Agency CMBS	288,025	378,717	1.52	1.52	2.36	1.48	2.14
Other securities	79,080	96,834	1.54	1.31	1.31	1.46	1.46
Total: Excluding Linked Transactions	$3,882,127	$4,345,855	0.63%	0.63%	1.72%	0.58%	1.50%
Non-Agency RMBS Linked Transactions	6,788	8,507	1.55	n/a	1.54	n/a	1.70
Non-Agency CMBS Linked Transactions	14,022	23,370	1.98	n/a	2.05	n/a	1.96
Other securities Linked Transactions	2,840	5,690	1.93	n/a	2.01	n/a	1.96
Total (Non-GAAP)	$3,905,777	$4,383,422	0.64%	0.63%	1.72%	0.58%	1.50%

As of September 30, 2015, our repurchase agreements with 27 counterparties, require collateral in excess of the loan amount, or haircuts, ranging from a low of 3.0% to a high of 5.0% for Agency RMBS, exclusive of IOs and IIOs for which the haircuts are as high as 25.0%. For Non-Agency RMBS and Agency and Non-Agency CMBS, haircuts range from a low of 13.0% to a high of 40.0%. Haircuts for other securities and Whole-Loans range from a low of 20.0% to a high of 50.0%.  Declines in the value of our portfolio can trigger margin calls by our lenders under our repurchase agreements.  Margin calls could adversely affect our liquidity. Our inability to post adequate collateral for a margin call by the counterparty could result in a condition of default under our repurchase agreements.  An event of default or termination event would give some of our counterparties the option to terminate all existing repurchase transactions with us and require any amount due to the counterparties by us to be payable immediately.  If this were to occur, we may be forced to sell assets under adverse market conditions or through foreclosure which may have a material adverse consequence on our business, financial position, our results of operations and cash flows.  During the nine months ended September 30, 2015, we were able to satisfy margin calls using cash on hand, unlevered or underleveraged securities, cash from rehypothecation of securities received as incremental collateral and cash from our repurchase agreement borrowings.

Under the repurchase agreements, the respective lenders and counterparties, subject to the terms of the individual agreements, retain the right to determine the fair value of the underlying collateral.  A reduction in the value of pledged assets requires us to provide additional collateral or fund margin calls.  In addition, certain of the repurchase agreements may be terminated by our counterparties if we do not maintain certain equity and leverage metrics, the most restrictive of which include a limit on leverage based on the composition of our portfolio. We were in compliance with the terms of such financial tests as of September 30, 2015, except for such financial tests with respect to one counterparty as of that date. On November 6, 2015, we received a waiver of the condition of default effective as of September 30, 2015, from the counterparty. Accordingly, we are now in compliance with such financial tests and the scheduled maturity of the outstanding borrowings under the agreement has not been accelerated.  At September 30, 2015, MBS and other assets held by counterparties as security for repurchase agreements totaled approximately $3.5 billion, inclusive of $150.5 million for repurchase agreements for Residential Whole-Loans owned through trust certificates.  At December 31, 2014, MBS and other securities held by counterparties as security for repurchase agreements totaled approximately $4.4 billion, inclusive of MBS and other securities posted of $52.5 million for repurchase agreements accounted for as linked transactions and $7.2 million for repurchase agreements for Residential Whole-Loans owned through trust certificates.

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

Cash collateral held by counterparties at September 30, 2015 was approximately $236.5 million, which is included in Due from counterparties on our Consolidated Balance Sheets, comprised of approximately $21.9 million held in connection with repurchase agreement borrowings, approximately $150 thousand held in connection with our futures contracts, $0 held in connection with TBAs and approximately $214.5 million held by our interest rate swap and swaption counterparties.  Cash collateral held by counterparties at December 31, 2014 was approximately $184.8 million, which is included in Due from counterparties on our Consolidated Balance Sheets, comprised of approximately $25.7 million held in connection with repurchase agreement borrowings, approximately $959 thousand held in connection with our futures contracts, approximately $0 held in connection with TBAs and approximately $158.1 million held by our interest rate swap counterparties.  At September 30, 2015, Due to counterparties on our Consolidated Balance Sheets was comprised of approximately $3.1 million posted with us by our repurchase agreement counterparties, approximately $2.1 million posted in connection with our TBAs and approximately $9.2 million posted by our interest rate swap and swaption counterparties, approximately $757.4 million due as a result of the sale of U.S. Treasuries received as collateral under reverse repurchase agreements and $0 due as a result of the rehypothecation of securities received as collateral under reverse repurchase agreements.  At December 31, 2014, Due to counterparties on our Consolidated Balance Sheets was comprised of approximately $2.1 million posted with us by our repurchase agreement counterparties, approximately $6.6 million posted in connection with our TBAs and approximately $3.5 million posted by our interest rate swap and swaption counterparties.  In addition, at September 30, 2015 and December 31, 2014, we held securities of $0 and approximately $530 thousand, respectively, received as collateral from our repurchase agreement counterparties to satisfy margin requirements.

We had approximately $10.7 million and $166.6 million, respectively of unsettled purchased securities as of September 30, 2015 and December 31, 2014, included in Investment related payables on our Consolidated Balance Sheets. In addition, we had approximately $10.7 million and $162.8 million of unsettled sold securities as of September 30, 2015 and December 31, 2014, included in Investment related receivables on our Consolidated Balance Sheets.

Cash Generated from Operations

For the nine months ended September 30, 2015, operating activities increased our cash balance by approximately $117.8 million. This was primarily attributable to the net interest income we earned on our investments for the nine months ended net of adjustments pertaining to the amortization/accretion of premiums and discounts, which are non-cash items. For the nine months ended September 30, 2014, operating activities increased our cash balance by approximately $77.7 million, as revised — see Note 2 for details. This was primarily attributable to the net interest income we earned on our investments for the nine months net of adjustments pertaining to the amortization/accretion of premiums and discounts, which are non-cash items.

Cash Provided by and Used in Investing Activities

For the nine months ended September 30, 2015, our investing activities increased our cash balance by approximately $924.5 million. This was primarily attributable to our proceeds from sales of MBS and other securities and by our receipt of principal payments on MBS and other securities, partially offset by cash expenditures to acquire MBS and other securities and payments made on reverse repurchase agreements.  For the nine months ended September 30, 2014, our investing activities decreased our cash balance by approximately $1.3 billion, as revised — see Note 2 for details. This was primarily attributable to our cash expenditures to acquire MBS, partially offset by proceeds from sales of MBS.

Cash Provided by and Used in Financing Activities

For the nine months ended September 30, 2015, our financing activities decreased our cash balance by approximately $1.0 billion. This was primarily attributable to a decrease in our net borrowings under repurchase agreements.  For the nine months ended September 30, 2014, our financing activities increased our cash balance by approximately $1.3 billion, as revised — see Note 2 for details. This was primarily attributable to an increase in our net borrowings under repurchase agreements.

Other Potential Sources of Financing

We held cash of approximately $39.7 million and $56.1 million at September 30, 2015 and September 30, 2014, respectively.  Our primary sources of cash currently consist of repurchase facility borrowings, investment income, principal repayments and the proceeds of any future securities offering, to the extent available in the capital markets.  In the future, we expect our primary sources of liquidity to consist of payments of principal and interest we receive on our portfolio of assets, unused borrowing capacity under our financing sources and future issuances of equity and debt securities.

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

Contractual Obligations and Commitments

Our contractual obligations as of September 30, 2015 are as follows (dollars in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total

Borrowings under repurchase agreements	$3,010,268	—	—	—	$3,010,268
Investment related payables	10,742	—	—	—	10,742
TBA — long positions	2,525,041	—	—	—	2,525,041
Total: Non-GAAP Basis	5,546,051	—	—	—	5,546,051
TBA-long positions	2,525,041	—	—	—	2,525,041
Total: GAAP Basis —Excluding TBA-long positions	$3,021,010	—	—	—	$3,021,010

As of September 30, 2015, we have an obligation for approximately $6.2 million in contractual interest payments related to our repurchase agreements through the respective maturity date of each repurchase agreement.  In addition, at September 30, 2015, we had entered into repurchase agreement borrowings of approximately $12.4 million, which settled on October 2, 2015, with a weighted average interest rate of 1.63%, a weighted average contractual maturity of 96 days and secured by collateral of approximately $15.5 million. These borrowings are recorded as a liability in our Consolidated Balance Sheets when settled.

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

In addition, under the Management Agreement, we are required to reimburse our Manager for the expenses described below. Expense reimbursements to the Manager are made in cash on a regular basis. Our reimbursement obligation is not subject to any dollar limitation. Because our Manager’s personnel perform certain legal, accounting, due diligence tasks and other services that outside professionals or outside consultants otherwise would perform, our Manager may be paid or reimbursed for the documented cost of performing such tasks, provided that such costs and reimbursements are in amounts which are no greater than those which would be payable to outside professionals or consultants engaged to perform such services pursuant to agreements negotiated on an arm’s-length basis.  We also reimburse our Manager for certain direct costs, such as the travel expenses of our officers, incurred by our Manager on our behalf.  As of January 1, 2014, our chief financial officer became an employee of the Manager.  Accordingly, we reimburse Manager for his compensation and benefits as well as the compensation and benefits provided to our controller.  For the three and nine months ended September 30, 2015, we recorded expenses, paid by the Manager on our behalf, totaling approximately $127 thousand and $921 thousand, respectively related to employee costs and benefits associated with our chief financial officer and controller, and approximately $112 thousand and $521 thousand for the three and nine months ended September 30, 2014, respectively.

The Management Agreement may be amended, supplemented or modified by agreement between our Manager and us. The Management Agreement currently expires on May 16, 2016.  It is automatically renewed for one-year terms on May 15th thereafter unless previously terminated as described below. Our independent directors will review the Manager’s performance and any fees payable to the Manager annually and, following the initial term, the Management Agreement may be terminated annually upon the affirmative vote of at least two thirds (2/3) of our independent directors, based upon: (i) our Manager’s unsatisfactory performance that is materially detrimental to us; or (ii) our determination that any fees payable to our Manager are not fair, subject to our Manager’s right to prevent such termination due to unfair fees by accepting a reduction of management fees agreed to by at least two thirds (2/3) of our independent directors. If applicable, we are required to provide our Manager 180 days prior notice of any such termination. Unless terminated for cause, we will be required to pay our Manager a termination fee equal to three times the average annual management fee earned by our Manager during the prior 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination.

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

Off-Balance Sheet Arrangements

As of September 30, 2015, we held contracts to purchase (“long position”) and sell (“short position”) TBAs on a forward basis.  If a counterparty to one of the TBAs that we enter into defaults on its obligations, we may not receive payments or securities due under the TBA agreement, and thus, we may lose any unrealized gain associated with that TBA transaction.

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

On September 24, 2015, we declared a regular quarterly dividend of $0.60 per common share for the quarter ended September 30, 2015. The dividend was paid on October 27, 2015 to shareholders of record as of October 5, 2015.

Non-GAAP Financial Measures

Total Interest Income and Net Interest Income, including Interest Income on Agency and Non-Agency Interest-Only strips accounted for as derivatives and Effective Cost of Funds

Total interest income including interest income on Agency and Non-Agency Interest-Only Strips classified as derivatives and Effective Cost of Funds (as defined below) for the three and nine months ended September 30, 2015 and September 30, 2014, constitute a Non-GAAP financial measures within the meaning of Regulation G promulgated by the SEC.  We believe that the measures presented in this Quarterly Report on Form 10-Q, when considered together with U.S. GAAP financial measures, provide information that is useful to investors in understanding our borrowing costs and net interest income, as viewed by us.  An analysis of any Non-GAAP financial measure should be made in conjunction with results presented in accordance with GAAP.

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

The following table reconciles total interest income to interest income including interest income on Agency and Non- Agency Interest-Only Strips classified as derivatives and interest income on linked transactions prior to January 1, 2015(Non-GAAP financial measure) for the three and nine months ended September 30, 2015 and September 30, 2014:

(in thousands)	For the three months ended September 30, 2015	For the three months ended September 30, 2014	For the nine months ended September 30, 2015	For the nine months ended September 30, 2014
Coupon interest income	$49,287	$58,782	$161,835	$152,014
Premium accretion, discount amortization and amortization of basis, net	(13,466)	(18,064)	(44,179)	(43,262)
Interest income	$35,821	$40,718	$117,656	$108,752

Contractual interest income, net of amortization of basis on Agency and Non-Agency Interest-Only Strips, classified as derivatives(1):
Coupon interest income	$5,436	$5,723	$16,700	$20,288
Amortization of basis (Non-GAAP Financial Measure)	(4,163)	(4,187)	(12,877)	(14,286)
Contractual interest income, net on Foreign currency swaps(1)	190	140	585	141
Contractual interest income, net of premium amortization, discount accretion and amortization of basis on Linked transactions (2):
Coupon interest	—	1,142	—	5,002
Premium amortization, discount accretion and amortization of basis, net	—	(220)	—	(2,901)
Subtotal	1,463	2,598	4,408	8,244
Total interest income, including interest income on Agency and Non-Agency Interest-Only Strips, classified as derivatives and Linked transactions - Non-GAAP Financial Measure	$37,284	$43,316	$122,064	$116,996

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

The following tables reconcile the Effective Cost of Funds (Non-GAAP financial measure) with interest expense for the three and nine months ended September 30, 2015 and September 30, 2014:

	For the three months ended September 30, 2015		For the nine months ended September 30, 2015
(dollars in thousands)	Reconciliation	Cost of Funds/Effective Borrowing Costs	Reconciliation	Cost of Funds/Effective Borrowing Costs

Interest expense	$6,981	0.90%	$19,960	0.75%
Net interest paid - interest rate swaps	5,224	0.68%	10,796	0.41%
Effective Borrowing Costs	$12,205	1.58%	$30,756	1.16%
Weighted average repurchase borrowings	3,064,689		3,536,381

	For the three months ended September 30, 2014, as Revised		For the nine months ended September 30, 2014, as Revised
(dollars in thousands)	Reconciliation	Cost of Funds/Effective Borrowing Costs	Reconciliation	Cost of Funds/Effective Borrowing Costs

Interest expense	$6,468	0.63%	$15,829	0.58%
Interest expense on linked transactions	139	1.84%	414	1.75%
Net interest paid - interest rate swaps	11,028	1.09%	24,856	0.92%
Effective Borrowing Costs	$17,635	1.72%	$41,099	1.50%
Weighted average repurchase borrowings (1)	4,072,179		3,668,932

(1)         Includes average repurchase borrowings under linked transactions.

Revision of Effective Cost of Funds (Non-GAAP financial measure) reconciliation for the three and nine months ended September 30, 2014

As discussed further in Note 2 — Revision of Previously Issued Financial Statements for Errors Affecting Certain Items Presented in the Statements of Cash Flows and Notes to Financial Statements, we have elected to revise our presentation of the effective cost of funds (Non-GAAP financial measure) reconciliation for the three and nine months ended September 30, 2014 in this quarterly financial statements on Form 10-Q to correct these errors.

The effect of these errors on the table reconciling our effective cost of funds (Non-GAAP financial measure) for the three and nine months ended September 30, 2014 (dollars in thousands):

As Originally Reported

	For the three months ended September 30, 2014		For the nine months ended September 30, 2014
	Reconciliation	Cost of Funds/Effective Borrowing Costs	Reconciliation	Cost of Funds/Effective Borrowing Costs
Interest expense	$6,468	0.63%	$15,829	0.58%
Interest expense on linked transactions	139	1.84%	414	1.75%
Net interest paid - interest rate swaps	11,848	1.17%	25,784	0.95%
Effective Borrowing Costs	$18,455	1.80%	$42,027	1.53%
Weighted average repurchase borrowings	4,072,179		3,668,932

Adjustments

	For the three months ended September 30, 2014		For the nine months ended September 30, 2014
	Reconciliation	Cost of Funds/Effective Borrowing Costs	Reconciliation	Cost of Funds/Effective Borrowing Costs
Interest expense	$—	—%	$—	—%
Interest expense on linked transactions	—	—%	—	—%
Net interest paid - interest rate swaps	(820)	(0.08)%	(928)	(0.03)%
Effective Borrowing Costs	$(820)	(0.08)%	$(928)	(0.03)%
Weighted average repurchase borrowings	—		—

Revised

	For the three months ended September 30, 2014		For the nine months ended September 30, 2014
	Reconciliation	Cost of Funds/Effective Borrowing Costs	Reconciliation	Cost of Funds/Effective Borrowing Costs
Interest expense	$6,468	0.63%	$15,829	0.58%
Interest expense on linked transactions	139	1.84%	414	1.75%
Net interest paid - interest rate swaps	11,028	1.09%	24,856	0.92%
Effective Borrowing Costs	$17,635	1.72%	$41,099	1.50%
Weighted average repurchase borrowings	4,072,179		3,668,932

Core Earnings

Our Core Earnings were approximately $20.0 million and $76.4 million for the three and nine months ended September 30, 2015, respectively, and approximately $21.1 million, as revised and $63.6 million, as revised for the three and nine months ended September 30, 2014, respectively. Core Earnings is a Non-GAAP financial measure that is used by us to approximate cash yield or income associated with our portfolio and is defined as GAAP net income (loss) as adjusted, excluding: (i) net realized gain (loss) on investments and termination of derivative contracts; (ii) net unrealized gain (loss) on investments; (iii) net gain (loss) resulting from mark-to-market adjustments on derivative contracts; (iv)  other loss on MBS and other securities; (v) non-cash stock-based compensation expense; and (vi) one-time events pursuant to changes in GAAP and certain other non-cash charges after discussions between us, our Manager and our independent directors and after approval by a majority of the our independent directors.

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

The table below reconciles Net Income (Loss) to Core Earnings for the three and nine months ended September 30, 2015 and September 30, 2014:

(dollars in thousands)	For the three months ended September 30, 2015	For the three months ended September 30, 2014, as Revised	For the nine months ended September 30, 2015	For the nine months ended September 30, 2014, as Revised

Net Income (loss) — GAAP	$(1,852)	$26,136	$10,601	$85,269
Adjustments:

MBS, other securities and Whole-Loans:

Unrealized (gain) loss on MBS, other securities and Whole-Loans	(24,723)	4,453	(10,284)	(140,755)
Other loss on mortgage-backed and other securities	5,917	2,857	14,884	7,565
Realized (gain) loss on sale of MBS and other securities	2,482	(4,912)	(9,267)	2,650

Derivative Instruments:

Realized gain on termination of interest rate swaps	(28,291)	(23,798)	(18,729)	(17,012)
Realized (gain) loss on settlement of TBAs	8,205	(2,608)	1,728	(25,169)
Realized loss on currency forwards	134	1,182	980	1,182
Realized gain on option derivatives	(684)	—	(684)	—
Realized loss on termination of futures	168	—	627	16,495
Realized loss on sale of swaptions	150	—	3,873	5,908
Realized gain on sale/unlinking of securities underlying linked transactions	—	(107)	—	(1,397)
Realized (gain) loss on Agency Interest-Only Strips — accounted for as derivatives	(626)	(389)	(624)	755
Realized (gain) loss on foreign currency transactions	275	(1,070)	(2,523)	(1,070)
Unrealized (gain) loss on foreign currency transactions	(201)	—	859	—
Mark-to- market adjustments on interest rate swaps	64,701	15,587	83,209	123,026
Mark-to- market adjustments on interest rate swaptions	(71)	624	72	5,615
Mark-to-market adjustments on options	—	340	—	340
Mark-to-market adjustments on futures contracts	38	200	(683)	311
Mark-to- market adjustments on TBAs	(7,155)	1,110	2,784	(1,521)
Mark-to-market adjustments on linked transactions	—	2,131	—	1,418
Mark-to-market adjustments on derivative instruments	1,799	915	1,966	332
Mark-to-market adjustments on foreign currency swaps	(652)	(2,057)	(3,944)	(2,072)
Mark-to-market adjustments on foreign currency forwards	(114)	(57)	(452)	81

Non-cash stock-based compensation expense	509	587	1,969	1,654
Total adjustments	21,861	(5,012)	65,761	(21,664)
Core Earnings — Non-GAAP Financial Measure	$20,009	$21,124	$76,362	$63,605

Basic Core Earnings per Share of Common Stock and Participating Securities - Non-GAAP Financial Measure	$0.48	$0.51	$1.82	$1.75
Diluted Core Earnings per Share of Common Stock and Participating Securities - Non-GAAP Financial Measure	$0.48	$0.51	$1.82	$1.75

Basic weighted average common shares and participating securities	41,946,885	41,731,928	41,896,839	36,311,055
Diluted weighted average common shares and participating securities	41,946,885	41,731,928	41,896,839	36,311,055

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

(dollars in thousands)	For the three months ended September 30, 2015	For the three months ended September 30, 2014, as Revised	For the nine months ended September 30, 2015	For the nine months ended September 30, 2014, as Revised
Net interest income including interest income on Interest-Only Strips accounted for as derivatives and interest income (expense), net incurred on interest rate swaps and foreign currency swaps (a Non-GAAP financial measure)	$25,079	$25,681	$91,308	$75,897
Total Operating Expenses	(5,624)	(5,016)	(16,995)	(13,830)
Non-cash stock based compensation	509	587	1,969	1,654
Interest income on cash balances and other income (loss), net	45	(128)	80	(116)
Core Earnings (a Non-GAAP) financial measure	$20,009	$21,124	$76,362	$63,605

Revision of Core Earnings for the three and nine months ended September 30, 2014

As discussed further in Note 2 — Revision of Previously Issued Financial Statements for Errors Affecting Certain Items Presented in the Statements of Cash Flows and Notes to Financial Statements, we have elected to revise our presentation of Core Earnings for the three and nine months ended September 30, 2014 in this quarterly financial statements on Form 10-Q to correct these errors.

The effect of these errors on the reconciliation of Net Income (Loss) to Core Earnings for the three and nine months ended September 30, 2014 (summarized):

	As Originally Reported	Adjustments	Revised
(dollars in thousands)	For the three months ended September 30, 2014	For the three months ended September 30, 2014	For the three months ended September 30, 2014

Net Income (loss) — GAAP	$26,136	$—	$26,136
Adjustments:

Mark-to- market adjustments on interest rate swaps	14,767	820	15,587
All other items with no changes	(20,599)	—	(20,599)
Total adjustments	(5,832)	820	(5,012)
Core Earnings — Non-GAAP Financial Measure	$20,304	$820	$21,124

Basic Core Earnings per Share of Common Stock and Participating Securities - Non-GAAP Financial Measure	$0.49	$0.02	$0.51
Diluted Core Earnings per Share of Common Stock and Participating Securities - Non-GAAP Financial Measure	$0.49	$0.02	$0.51

Basic weighted average common shares and participating securities	41,731,928	41,731,928	41,731,928
Diluted weighted average common shares and participating securities	41,731,928	41,731,928	41,731,928

	As Originally Reported	Adjustments	Revised
(dollars in thousands)	For the nine months ended September 30, 2014	For the nine months ended September 30, 2014	For the nine months ended September 30, 2014

Net Income (loss) — GAAP	$85,269	$—	$85,269
Adjustments:

Realized (gain) loss on termination of interest rate swaps	(39,796)	22,784	(17,012)
Mark-to- market adjustments on interest rate swaps	144,882	(21,856)	123,026
All other items with no changes	(127,678)	—	(127,678)
Total adjustments	(22,592)	928	(21,664)
Core Earnings — Non-GAAP Financial Measure	$62,677	$928	$63,605

Basic Core Earnings per Share of Common Stock and Participating Securities - Non-GAAP Financial Measure	$1.73	$0.02	$1.75
Diluted Core Earnings per Share of Common Stock and Participating Securities - Non-GAAP Financial Measure	$1.73	$0.02	$1.75

Basic weighted average common shares and participating securities	36,311,055	36,311,055	36,311,055
Diluted weighted average common shares and participating securities	36,311,055	36,311,055	36,311,055

The effect of these errors on the alternative presentation of Core Earnings for the three and nine months ended September 30, 2014:

	As Originally Reported	Adjustments	Revised
(dollars in thousands)	For the three months ended September 30, 2014	For the three months ended September 30, 2014	For the three months ended September 30, 2014
Net interest income including interest income on Interest-Only Strips accounted for as derivatives and interest income (expense), net incurred on interest rate swaps and foreign currency swaps (a Non-GAAP financial measure)	$24,861	$820	$25,681
Total Operating Expenses	(5,016)	—	(5,016)
Non-cash stock based compensation	587	—	587
Interest income on cash balances and other income (loss), net	(128)	—	(128)
Core Earnings (a Non-GAAP) financial measure	$20,304	$820	$21,124

	As Originally Reported	Adjustments	Revised
(dollars in thousands)	For the nine months ended September 30, 2014	For the nine months ended September 30, 2014	For the nine months ended September 30, 2014
Net interest income including interest income on Interest-Only Strips accounted for as derivatives and interest income (expense), net incurred on interest rate swaps and foreign currency swaps (a Non-GAAP financial measure)	$74,969	$928	$75,897
Total Operating Expenses	(13,830)	—	(13,830)
Non-cash stock based compensation	1,654	—	1,654
Interest income on cash balances and other income (loss), net	(116)	—	(116)
Core Earnings (a Non-GAAP) financial measure	$62,677	$928	$63,605

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

As of September 30, 2015, 14 of the counterparties that we had outstanding repurchase agreement borrowings held collateral which we posted as security for such borrowings in excess of 5% of our Stockholders’ equity.  Prior to entering into a repurchase agreement with any particular institution, our Manager does a thorough review of such potential counterparty.  Such review, however, does not assure the creditworthiness of such counterparty nor that the financial wherewithal of the counterparty will not deteriorate in the future.

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

The sensitivity analysis table presented below shows the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments, including interest rate swaps, Interest-Only Strips, and net interest income at September 30, 2015, assuming a static portfolio of assets. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our Manager’s expectations. The analysis presented utilizes our Manager’s assumptions, models and estimates, which are based on our Manager’s judgment and experience.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+1.00%	35.80%	(2.76)%
+0.50%	17.90%	(1.35)%
-0.50%	(17.90)%	1.19%
-1.00%	NA(1)	NA(1)

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

Certain assumptions have been made in connection with the calculation of the information set forth in the table above and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes.  The base interest rate scenario assumes interest rates at September 30, 2015.  The analysis presented utilizes assumptions and estimates based on our Manager’s judgment and experience.  Furthermore, while we generally expect to retain such assets and the associated interest rate risk, future purchases and sales of assets could materially change our interest rate risk profile.

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

As of September 30, 2015, we have entered into five master securities forward trading agreements, or MSFTAs, which may govern the trading of some or all TBA transactions.  Pursuant to the terms of these MSFTAs, we and our counterparties would be required to post margin to the other when the mark to market exposure of the TBA transactions executed under the agreement exceed certain thresholds.  We expect to continue to negotiate and enter into MSFTAs with additional TBA counterparties.  The margin provisions of the MSFTA help to mitigate, but do not eliminate, counterparty risk associated with TBA transactions.  If a counterparty to a TBA transaction cannot perform under the terms of the trade, we may not receive securities we have agreed to purchase or payment for securities we have agreed to sell, and thus, we may lose any unrealized gain associated with such transaction.

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

We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of September 30, 2015. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  Legal Proceedings

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business.  As of September 30, 2015, the Company was not involved in any legal proceedings.

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

November 9, 2015

By:	/s/ STEVEN M. SHERWYN

Steven M. Sherwyn
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

November 9, 2015