Form 10-K
period 2015-12-31
Western Asset Mortgage Capital Corp
filed 2016-03-11
CIK 1465885

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data.
ITEM 13. Certain Relationships and Related Transactions and Director Independence

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the registrant's common stock held by non-affiliates was $597,351,534 based on the closing sales price on the New York Stock Exchange on June 30, 2015.

         On March 8, 2016, the registrant had a total of 41,919,801 shares of common stock outstanding.

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

Part I

Item 1.    Business.

Our Company

        Western Asset Mortgage Capital Corporation and Subsidiaries (the "Company" unless otherwise indicated or except where the context otherwise requires "we", "us" or "our") is a Delaware corporation commencing operations in May 2012, focused on investing in, financing and managing a diversified portfolio of real estate related securities, whole loans and other financial assets. Our investment strategy is based on Western Asset Management Company's (our "Manager") perspective of which mix of portfolio assets it believes provides us with the best risk-reward opportunities at any given time. Our Manager will vary the allocation among various asset classes subject to maintaining our qualification as a REIT under the federal tax law and maintaining our exemption from the 1940 Act. These restrictions limit our ability to invest in non-real estate assets and/or assets which are not secured by real estate.

        We raised approximately $720.0 million, after subtracting underwriting commissions and offering expenses, and have invested the proceeds of our initial public offering or IPO and concurrent private placements along with proceeds from our follow-on public offerings and accompanying private placement primarily in Agency RMBS, including Mortgage pass-through certificates, Agency derivatives, Agency Interest-Only Strips, and Agency CMOs; Non-Agency RMBS; Agency CMBS, Non-Agency CMBS, Non U.S. CMBS, ABS as well as Residential and Commercial Whole-Loans. We have also used "to-be-announced" forward contracts, or TBAs, in order to invest in Agency RMBS. Pursuant to these TBAs, we agree to purchase (or deliver), for future settlement, Agency RMBS with certain principal and interest terms and certain underlying collateral.

        At December 31, 2015, our investment portfolio was comprised of approximately $1.7 billion of Agency RMBS (including approximately $117.3 million of Agency Interest-Only Strips), approximately $530.2 million of Non-Agency RMBS (including approximately $84.7 million of Non-Agency Interest-Only Strips), approximately $37.9 million of Agency CMBS (including approximately $13.2 million of Agency CMBS Interest-Only Strips), approximately $450.9 million of Non-Agency CMBS, approximately $101.1 million of other securities and approximately $218.5 million of Residential Whole-Loans. In addition, we acquired a $14.0 million controlling financial interest in a CMBS trust, which resulted in the consolidation of the assets and liabilities of the trust. As a result of the consolidation of the CMBS trust, our holdings included a $25.0 million securitized commercial loan.

        We generate income principally from the difference between the yields earned on our investments and our cost of borrowing and any hedging activity. We use leverage as part of our business strategy in order to increase potential returns to our stockholders. We primarily finance our investments through short-term borrowings structured as repurchase agreements. We may also change our financing strategy and leverage without the consent of our stockholders.

        As of December 31, 2015, we had entered into master repurchase agreements or MRAs with 26 counterparties. As of December 31, 2015, we had approximately $2.6 billion of borrowings outstanding under our repurchase agreements collateralized by approximately $3.0 billion of our investments. We have entered into approximately $3.2 billion of interest rate swaps to effectively fix the interest rate of our borrowings under our repurchase agreements; net of variable-rate payment interest rate swaps of approximately $2.3 billion, and excluding forward starting interest rate swaps of $710.0 million. In addition, as of December 31, 2015, we also owned swaptions on approximately an incremental $105.0 million notional of interest rate swaps. As of December 31, 2015, our aggregate debt-to-equity ratio was approximately 5.1 to 1.

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

Our Manager

        We are externally managed and advised by our Manager, an SEC-registered investment advisor and a wholly-owned subsidiary of Legg Mason, Inc., headquartered in Pasadena, California, that specializes in fixed-income asset management. From offices in Pasadena, Dubai, Hong Kong, London, Melbourne, New York, São Paulo, Singapore and Tokyo, our Manager's 821 employees provide investment services for a wide variety of global clients, including mutual funds, corporate, public, insurance, health care, union organizations and charitable foundations. As of December 31, 2015, our Manager and its investment advisory affiliates over which our Manager has operational responsibility, or its supervised affiliates, had approximately $433.7 billion in assets under management. All of our officers are employees of our Manager, except for our interim chief financial officer who acts in such capacity under an agreement with us and her employer, FTI Consulting, Inc. In addition, two of our directors, James W. Hirschmann III and Gavin L. James, are also employees of our Manager. Our Manager is responsible for, among other duties: (i) performing all of our day-to-day functions; (ii) determining investment criteria in conjunction with our Board of Directors; (iii) sourcing, analyzing and executing investments, asset sales and financings; (iv) performing asset management duties; and (v) performing financial and accounting management.

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

        Our target assets are Agency RMBS (including to-be-announced securities or TBAs) and Non-Agency RMBS, Agency CMBS, Non-Agency CMBS, Non U.S. CMBS, ABS, Whole-Loans and Whole-Loan securities. Our goal for 2015 was, and looking forward to 2016, is to deploy an increasing portion of our capital to expand our purchase of Non-Agency RMBS, Non-Agency CMBS, Whole-Loans and Whole-Loan securities as well as Non U.S. CMBS and ABS. This expansion resulted in a shift towards a more diversified credit sensitive portfolio. We do not have specific investment guidelines providing for precise minimum or maximum allocations to any sector other than those necessary for maintaining our qualification as a REIT and our exemption from the 1940 Act. These regulatory limits may limit our ability to shift away from Agency securities and diversify the portfolio. Our Manager has not and does not expect to purchase securities on our behalf with a view to selling them shortly after purchase. However, in order to maximize returns and manage portfolio risk while remaining opportunistic, we may dispose of securities earlier than anticipated or hold securities longer than anticipated depending upon prevailing market conditions, credit performance, availability of leverage or other factors regarding a particular asset and/or our capital position.

        As of December 31, 2015, the fair value of our investment portfolio, excluding the securitized commercial loan from a consolidated VIE, was comprised of 56.4% of Agency RMBS, 17.3% of Non-Agency RMBS, 1.2% of Agency CMBS, 14.7% of Non-Agency CMBS, 3.3% of other securities and 7.1% of Residential Whole-Loans.

Our Target Assets

        We have invested the proceeds of our IPO, concurrent private placements and follow-on public offerings and expect to continue to focus on investing in the following types of securities:

        Agency RMBS.—Agency RMBS, which are RMBS for which the principal and interest payments are guaranteed by a U.S. Government agency, such as the Government National Mortgage Association ("GNMA" or "Ginnie Mae"), or a U.S. Government-sponsored entity, such as the Federal National Mortgage Association ("FNMA" or "Fannie Mae") or the Federal Home Loan Mortgage Corporation ("FHLMC" or "Freddie Mac"). The Agency RMBS we acquire can be secured by fixed-rate mortgages, adjustable-rate mortgages or hybrid adjustable-rate mortgages. Fixed-rate mortgages have interest rates that are fixed for the term of the loan and do not adjust. The interest rates on adjustable-rate mortgages generally adjust annually (although some may adjust more frequently) to an increment over a specified interest rate index. Hybrid adjustable-rate mortgages have interest rates that are fixed for a specified period of time (typically three, five, seven or ten years) and, thereafter, adjust to an increment over a specified interest rate index. Adjustable-rate mortgages and hybrid adjustable-rate mortgages generally have periodic and lifetime constraints on the amount by which the loan interest rate can change on any predetermined interest rate reset date.

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

        Interest-Only Strips or IOs.—This type of security entitles the holder only to payments of interest based on a notional principal balance. The yield to maturity of Interest-Only Strips is extremely sensitive to the rate of principal payments (particularly prepayments) on the underlying pool of mortgages. We invest in these types of securities primarily to take advantage of particularly attractive prepayment-related or structural opportunities in the MBS markets, as well as to help manage the duration of our overall portfolio

        Inverse Interest-Only Strips or IIOs.—This type of security has a coupon with an inverse relationship to its index and is subject to caps and floors. Inverse Interest-Only MBS entitles the holder to interest only payments based on a notional principal balance, which is typically equal to a fixed rate of interest on the notional principal balance less a floating rate of interest on the notional principal balance that adjusts according to an index subject to set minimum and maximum rates. The current yield of Inverse Interest-Only MBS will generally decrease when its related index rate increases and increase when its related index rate decreases.

        Principal-Only Strips or POs.—This type of security generally only entitles the holder to receive cash flows that are derived from principal repayments of an underlying loan pool, but in the case of Non-Agency Principal-Only Strips will also include cash flows from default recoveries and excess interest. The yield to maturity of Principal-Only Strips is extremely sensitive to the rate of principal payments (particularly prepayments) on the underlying pool of mortgages. We invest in these types of securities primarily to take advantage of structural opportunities in the MBS markets.

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

        Non-Agency CMBS.—Fixed and floating rate CMBS for which the principal and interest payments are not guaranteed by a U.S. Government agency or U.S. Government-sponsored entity. We mainly acquire legacy securities that when originally issued were rated in the highest rating category by one or more of the nationally recognized statistical rating organizations but we have also invested in subordinated debt for which the property (properties) securing the underlying mortgage collateral is located within the U. S. or the European Union. We do not have an established minimum current rating requirement for such investments.

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

        Residential Whole-Loans.—Residential Whole-Loans are mortgages secured by single family residences held directly by us or through structured Non Agency RMBS programs crafted specifically for us and other clients of our Manager. To date our Residential Whole-Loans have been mostly adjustable rate loans that do not qualify for the Consumer Finance Protection Bureau's (or CFPB) safe harbor provision for "qualifying mortgages". However, our Manager's review, relating to possible purchases of loans, includes an analysis of the loan originator's procedures and documentation for compliance with Ability to Repay requirements. These loans are held in consolidated trusts with the Company holding the beneficial interest in the trusts. The Company may in the future securitize the whole-loan interests, selling more senior interests in the pool of loans and retaining residual portions. The characteristics of the Company's Residential Whole-Loans may vary going forward.

        Commercial Whole-Loans.—Our Manager is also actively exploring opportunities to invest in small balance, $2.5 million to $25.0 million, Commercial Whole-Loans, including commercial mortgages and Small Business Administration or SBA loans secured primarily by real estate. While our Manager has experience in CMBS and we currently invest in Agency and Non-Agency CMBS, as well as, Non U.S. CMBS, investing in Whole-Loans backed or secured by commercial real estate assets involves complex investment, structural, regulatory and accounting issues. Some of these issues are unique to Commercial Whole-Loans as opposed to residential mortgages. Accordingly, there is no assurance of the prevalence such investments will have in our overall portfolio in the future.

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

        We may fund the acquisition of our assets through the use of leverage from a number of financing sources, subject to maintaining our qualification as a REIT. We finance our investments primarily through the use of repurchase agreements.

        Our operating results depend in large part on differences between the income earned on our assets and our cost of borrowing and hedging activities. We use leverage to increase potential returns to our stockholders. We currently accomplish this by borrowing against existing investments through repurchase agreements. We may also change our financing strategy and leverage without the consent of our stockholders.

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

        We primarily finance our investments through repurchase agreements for which we pledge our assets. Our pledged assets are currently comprised of Agency RMBS, Non-Agency RMBS, Agency CMBS, Non-Agency CMBS, other securities and Residential Whole-Loans. Our repurchase agreements have maturities generally ranging from one to three months, but in some cases longer. The amount borrowed under our repurchase agreements is a specified percentage of the asset's fair value, which is dependent on the collateral type. The portion of the pledged collateral held by the counterparty in excess of the amount borrowed under the repurchase agreement is the margin requirement for that borrowing. Repurchase agreements involve the transfer of the pledged collateral to a counterparty at an agreed upon price in exchange for such counterparty's simultaneous agreement to return the same security back to the borrower at a future date (i.e., the maturity of the borrowing). Under our repurchase agreements, we retain beneficial ownership of the pledged collateral, while the counterparty maintains custody of such collateral. At the maturity of a repurchase financing, unless the repurchase financing is renewed with the same counterparty, we are required to repay the loan, including any accrued interest, and concurrently reacquire custody of the pledged collateral or, with the consent of the counterparty, we may renew the repurchase financing at the then prevailing market interest rate and terms. Margin calls from counterparties are routinely experienced by us when the fair value of our existing pledged collateral declines as a result of principal amortization and prepayments or due to changes in market interest rates, spreads or other market conditions. As a result, the counterparty will require that we pledge additional securities and/or cash as collateral to secure our borrowings under repurchase financing. In certain circumstances, we also may make margin calls on our counterparties when collateral values increase. As of December 31 2015, we had $38.3 million of cash collateral held by our repurchase agreement counterparties and we have satisfied all of our margin calls.

        We expect to maintain a debt to equity ratio of three to ten times the amount of our stockholders' equity, although there is no stated minimum or maximum leverage in our investment policies. To the extent the Agency MBS percentage of our portfolio decreases, our overall leverage is likely to decrease. Depending on the different cost of borrowing funds at different maturities, we will vary the maturities of our borrowed funds to attempt to produce lower borrowing costs and reduce interest rate risk. Generally, we enter into collateralized borrowings only with institutions that are rated investment grade by at least one nationally-recognized statistical rating organization. We rely on financing to acquire, on a leveraged basis, assets in which we invest. If market conditions deteriorate, our counterparties may exit the repurchase market, and tighten lending standards, or increase the amount of equity capital required to obtain financing thereby making it more difficult and costly for us to obtain financing. In the future, we may be limited or restricted in the amount of leverage we may employ by the terms and provisions of any financing or other agreements. At December 31, 2015, we had an aggregate debt-to-equity ratio, related to our repurchase agreements of approximately 5.1 to 1. Our debt-to-equity ratio is computed by dividing the sum of repurchase borrowings by total stockholders' equity.

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

        Our hedging activity varies in scope based on the level and volatility of interest rates, the type of assets held, including currency denomination and other changing market conditions. The majority of swaps we entered into are designed to mitigate the effects of increases in interest rates under a portion of our repurchase agreements. These swaps generally provide for fixed interest rates indexed off of the London interbank offered rate or LIBOR and effectively fix the floating interest rates. Notwithstanding the foregoing, in order to manage our hedge position with regard to our liabilities, we on occasion will enter into interest rate swaps which involve the receipt of fixed-rate amounts from a counterparty in exchange for us making variable-rate payments over the life of the interest rate swap without exchange of the underlying notional amount. We also enter into compression trades that enable us to terminate substantial amounts of swap contracts before they expire by their terms, when there has been substantial two-way (pay and receive) swap activity. These "compression trades" reduce the number of interest rate swaps outstanding. In addition to simplifying, our balance sheet, by reducing the number of interest rate swaps outstanding, we are frequently able to reduce the amount of margin required to carry such positions.

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

        We utilize foreign currency swaps, agreeing to pay a fixed amount of non U.S. currency such as the euro in exchange for a fixed amount of U.S. dollars as well as currency forwards. We entered into the currency swaps and forwards in order to hedge our exposure to foreign currency with respect to Non U.S. CMBS investments and the corresponding repurchase financings utilized to make such investments.

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

Risk Management Strategy

        Our overall portfolio strategy is designed to generate attractive returns to our investors through various economic cycles. We believe our broad approach to investing in the real estate market, which considers all categories of real estate assets, allows us to invest in a diversified portfolio and help mitigate our portfolio from risks that arise from investing in a single or limited collateral type. Our Manager's investment philosophy combines thorough research of investments and portfolio diversification to achieve investment returns.

Regulation

REIT Qualification

        We elected to be taxed as a REIT under Section 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), commencing with our taxable year ended December 31, 2012. We will generally not be subject to corporate U.S. federal or state income tax to the extent that we make qualifying distributions to stockholders, and provided that we satisfy, on a continuing basis, through actual investment and operating results, the REIT requirements including certain asset, income, distribution and stock ownership tests. If we fail to qualify as a REIT, and do not qualify for certain statutory relief provisions, we will be subject to U.S. federal, state and local income taxes and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year in which we lost our REIT qualification. The failure to qualify as a REIT could have a material adverse impact on our results of operations and amounts available for distribution to stockholders.

Investment Company Act Exemption

        We conduct our operations so that we are not considered an investment company under the 1940 Act in reliance on the exemption provided by Section 3(c)(5)(C) of the 1940 Act. Section 3(c)(5)(C), as interpreted by the staff of the SEC, requires that: (i) at least 55% of our investment portfolio consist of "mortgages and other liens on and interest in real estate," or "qualifying real estate interests," and (ii) at least 80% of our investment portfolio consist of qualifying real estate interests plus "real estate-related assets." We have relied, and intend to continue to rely on current interpretations of the staff of the SEC in an effort to continue to qualify for an exemption from registration under the 1940 Act. For more information on the exemptions that we utilize refer to Item 1A, "Risk Factors" of this annual report on Form 10-K.

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

Employees

        We are managed by our Manager, pursuant to the management agreement dated May 9, 2012. We have no employees. All of our officers and two of our directors, James W. Hirschmann III and Gavin L. James, are employees of our Manager, except for our interim chief financial officer, who acts in such capacity under an agreement with us and her employer, FTI Consulting, Inc. Our Manager is responsible for, among other duties: (i) performing all of our day-to-day functions; (ii) determining investment criteria in conjunction with our Board of Directors; (iii) sourcing, analysing and executing investments, asset sales and financings; (iv) performing asset management duties; and (v) performing financial and accounting management.

Corporate Governance and Internet Address

        We emphasize the importance of professional business conduct and ethics through our corporate governance initiatives. In 2014 the Board took additional steps to enhance governance by appointing a lead independent director and adding a fourth independent director so that our Board of Directors consists of two-thirds (2/3) independent directors. The audit, nominating and corporate governance, and compensation committees of our Board of Directors are composed entirely of independent directors. We have adopted corporate governance guidelines and a code of business conduct and ethics, which delineate our standards for our officers and directors.

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

Risks related to our business

We may not be able to successfully operate our business or generate sufficient revenue to make or sustain distributions to our stockholders.

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

        As a result of regulatory changes prompted by the Dodd-Frank Act, any investment fund that trades in swaps may be considered a "commodity pool," which would cause its operators to be regulated as a "commodity pool operator" (CPO). In December 2012, the Commodity Futures Trading Commission issued a no-action letter giving relief to operators of mortgage REITs from the requirements applicable to CPOs. In order to qualify, we must, among other non-operational requirements: (1) limit our initial margin and premiums for commodity interests (swaps and exchange-traded futures) to no more than 5% of the fair market value of our total assets; and (2) limit our net income from commodity interests that are not "qualifying hedging transactions" to less than 5% of our gross income. These parameters could limit the use of swaps by us below the level that our Manager would otherwise consider optimal or may lead to the registration of our Manager or directors as commodity pool operators, which will subject us to additional regulatory oversight, compliance and costs.

Recent changes to derivatives regulation may increase the costs of hedging for the Company.

        Recently, regulations have been promulgated by U.S. and foreign regulators attempting to strengthen oversight of derivative contracts. The Dodd-Frank Act established a comprehensive new regulatory framework for derivative contracts commonly referred to as "swaps" which requires that many swaps be executed on a regulated exchange or trading platform ("mandatory exchange trading") and cleared through a central counterparty ("mandatory clearing"). In particular, certain of the swaps that the Manager may want to use to hedge the Company's exposure to fluctuations in interest rates are now subject to mandatory clearing and mandatory exchange trading. For swaps that are subject to mandatory clearing, the Company will be forced to pledge some of its assets to a clearing broker as initial margin, and for the life of such swaps, the assets pledged as initial margin generally will not be available to the Company for investment. For swaps that are subject to mandatory clearing and mandatory exchange trading, the Company likely will incur additional fees and costs for transactions in such swaps. Together, these requirements may make our Manager's hedging strategies more costly or may induce our Manager to change its hedging strategies.

We cannot assure you that our internal controls over financial reporting will consistently be effective.

        We are responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. We cannot ensure you that there will not be any material weaknesses or significant deficiencies in our internal control over financial reporting in the future.

Cybersecurity risk and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information and/or damage to our business relationships, all of which could negatively impact our financial results.

        A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance cost, litigation and damage to our investor relationships. As our reliance on technology has increased, so have the risks posed to both our information systems, both internal and those provided by our Manager and third party service providers. Our Manager has implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber incident, do not guarantee that our financial results, operations or confidential information will not be negatively impacted by such an incident.

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

        In October 2014, the FHA announced that it would allow FNMA and FHLMC to purchase loans with three percent (3%) down payments, thereby reducing the down payment requirement for borrowers to access mortgage loans which are eligible for purchase and/or guarantee by these U.S. Government sponsored entities or GSEs. Further, in January 2015, the Obama administration announced a 50 basis point (0.50%) reduction in the annual mortgage insurance premium imposed by the FHA on mortgage loans guaranteed by GNMA. The reduction in the minimum down payment along with lowering all-in mortgage interest rates on GSE sponsored residential mortgage loans will likely increase the attractiveness of refinancing as well as purchases of new and existing homes, thereby increasing the prepayment rates on the mortgage loans underlying our existing RMBS. This may adversely affect the value of, and the returns on, these assets, especially those which we acquired at a premium.

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

        The interest and principal payments we receive on the Agency RMBS in which we invest are guaranteed by FNMA, FHLMC or GNMA. Unlike the GNMA securities in which we may invest, the principal and interest on securities issued by FNMA and FHLMC are not guaranteed by the U.S. government. All of the Agency RMBS in which we invest depend on a steady stream of payments on the mortgages underlying the securities.

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

A lack of liquidity in our investments may adversely affect our business. Liquidity in fixed income markets has declined in recent years.

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

        These risks have increased in recent years due to general declines in liquidity in fixed income markets. As a result of both the experience of dealers and other counterparties during the 2007-2010 credit issues and the resulting changes in regulatory and capital burdens on these entities, especially banks, market liquidity in fixed income has generally declined. Dealers and other market intermediaries are less likely to be prepared to hold bonds in inventory and take balance sheet risks, resulting in a significant reduction in market making activity. In addition many dealers have exited one or more sectors of the fixed income markets.

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

        Our most significant investments, to date, have been Agency RMBS and to a lesser extent Non-Agency RMBS and Agency and Non-Agency CMBS. We need to rely on our securities as collateral for our financings. Any decline in their value, or perceived market uncertainty about their value, would likely make it difficult for us to obtain financing on favorable terms or at all, or maintain our compliance with terms of any financing arrangements already in place. The securities we acquire are classified for accounting purposes as available-for-sale. All assets classified as available-for-sale are reported at fair value, based on market prices from third party sources. We have elected to include any unrealized gains and losses in our earnings. If market conditions result in a decline in the fair value of our assets, our financial position and results of operations could be adversely affected.

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

        In general, losses on a mortgaged property securing a mortgage loan included in a securitization will be borne first by the equity holder of the property, then by a cash reserve fund or letter of credit, if any, then by the "first loss" subordinated security holder and then by the holder of a higher-rated security. In the event of default and the exhaustion of any equity support, reserve fund, letter of credit, mezzanine loans or B-Notes, and any classes of securities junior to those in which we invest, we will not be able to recover all of our investment in the securities we purchase. In addition, if the underlying mortgage portfolio has been overvalued by the originator, or if the values subsequently decline, less collateral is available to satisfy interest and principal payments due on the related Non-Agency RMBS. The prices of lower credit quality securities are generally less sensitive to interest rate changes than more highly rated investments, but more sensitive to adverse economic downturns or individual issuer developments.

The mortgage loans underlying the Non-Agency RMBS that we invest in are subject to defaults, foreclosure timeline extension, fraud and residential price depreciation and unfavorable modification of loan principal amount, interest rate and amortization of principal, which could result in losses to us.

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

The commercial mortgage loans underlying the CMBS we may acquire are subject to defaults, foreclosure timeline extension, fraud and commercial price depreciation and unfavorable modification of loan principal amount, interest rate and amortization of principal, which could result in losses to us.

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

        Our determination of the fair value of our investments for GAAP includes inputs provided by third party dealers and pricing services. Valuations of certain investments in which we invest are often difficult to obtain. In general, dealers and pricing services heavily disclaim their valuations. Dealers may claim to furnish valuations only as an accommodation and without special compensation, and so they may disclaim any and all liability for any direct, incidental, or consequential damages arising out of any inaccuracy or incompleteness in valuations, including any act of negligence or breach of any warranty. Depending on the complexity and illiquidity of a security, valuations of the same security can vary substantially from one dealer or pricing service to another. Therefore, our results of operations for a given period could be adversely affected if our determinations regarding the fair market value of these investments are materially different than the values that we ultimately realize upon their disposal. Due to an overall increase in market volatility, the valuation process has been particularly challenging recently as market events have made valuations of certain assets more difficult, unpredictable and volatile.

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

        As of December 31, 2015, none of our Agency RMBS, excluding Interest-Only Strips, were secured by ARMs or hybrid ARMs. Our Non-Agency RMBS, however, were secured by ARMs, Hybrid ARMS, pay option ARMs and fixed-rate mortgages. Further, there can be no assurance that this will not change in the future.

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

        Since the onset of the economic recession in 2008, the Federal Reserve has maintained an accommodative monetary policy. Recent improvements in the U.S. labor market and overall U.S. economy has led to a discussion of the return of monetary policy to a more "normal" stature. In the press release issued subsequent to the Federal Open Market Committee or FOMC meeting on December 15 and 16, 2015, the Federal Reserve agreed to set the new target range for the Federal Funds rate at 0.25 percent to 0.50 percent, up from zero to 0.25 percent. A number of members commented that it was appropriate to begin policy normalization in response to the substantial progress in the labor market toward achieving the FOMC's objective of maximum employment and their reasonable confidence that inflation would move to 2 percent over the medium term. The FOMC comments that their decision reflected both the economic outlook and the time it takes for policy actions to affect future economic outcomes. The FOMC observed that after this initial increase in the federal funds rate, the stance of monetary policy would remain accommodative. Some FOMC members said that their decision to raise the target range was a close call, particularly given the uncertainty about inflation dynamics, and emphasized the need to monitor the progress of inflation closely. Accordingly, we cannot project with certainty when and the rate at which the Federal Reserve will continue to increase the Federal Funds rate and what impact that will have on our business and operating results.

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

We may make investments in non U.S. dollar denominated securities, which will be subject to currency rate exposure and risks associated with the uncertainty of foreign laws and markets.

        Some of our real estate-related securities investments may be denominated in foreign currencies, and therefore, we expect to have currency risk exposure to any such foreign currencies. A change in foreign currency exchange rates may have an adverse impact on returns on our non U.S. dollar denominated investments. Although we may hedge our foreign currency risk subject to the REIT income tests, we may not be able to do so successfully and may incur losses on these investments as a result of exchange rate fluctuations. To the extent that we invest in non U.S. dollar denominated securities, in addition to risks inherent in the investment in securities generally discussed in this Form 10-K, we will also be subject to risks associated with the uncertainty of foreign laws and markets including, but not limited to, unexpected changes in regulatory requirements, political and economic instability in certain geographic locations, difficulties in managing international operations, currency exchange controls, potentially adverse tax consequences, additional accounting and control expenses and the administrative burden of complying with a wide variety of foreign laws.

We are highly dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our common stock and our ability to make distributions to all stockholders.

        Our business is highly dependent on communications and information systems of our Manager and other third party service providers. Any failure or interruption of our Manager's or other third party service providers' systems could cause delays or other problems in our securities trading activities, which could have a material adverse effect on our operating results and negatively affect the market price of our common stock and our ability to make distributions to our stockholders.

Loss of our exemption from regulation pursuant to the 1940 Act would adversely affect us.

        We conduct our business so as not to become regulated as an investment company under the 1940 Act in reliance on the exemption provided by Section 3(c)(5)(C) of the 1940 Act. Section 3(c)(5)(C), as interpreted by the staff of the SEC, requires that: (i) at least 55% of our investment portfolio consist of "mortgages and other liens on and interest in real estate," or "qualifying real estate interests," and (ii) at least 80% of our investment portfolio consist of qualifying real estate interests plus "real estate-related assets." In satisfying this 55% requirement, based on pronouncements of the SEC staff, we may treat whole pool Agency RMBS as qualifying real estate interests. The SEC staff has not issued guidance with respect to whole pool Non-Agency RMBS. Accordingly, based on our own judgment and analysis of the SEC's pronouncements with respect to whole pool Agency RMBS, we may also treat Non-Agency RMBS issued with respect to an underlying pool of mortgage loans in which we hold all of the certificates issued by the pool as qualifying real estate interests. We currently treat partial pool Agency, Non-Agency RMBS and partial pool CMBS as real estate-related assets. We treat any ABS, interest rate swaps or other derivative hedging transactions we enter into as miscellaneous assets that will not exceed 20% of our total assets. We rely on guidance published by the SEC staff or on our analyses of guidance published with respect to other types of assets to determine which assets are qualifying real estate assets and real estate-related assets.

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

        Our current target leverage generally ranges between three to ten times the amount of our stockholders' equity (calculated in accordance with U.S. GAAP). We incur this leverage by borrowing against a substantial portion of the market value of our assets. By utilizing this leverage, we can enhance our returns. Nevertheless, this leverage, which is fundamental to our investment strategy, also creates significant risks.

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

        When we engage in repurchase transactions, we generally sell securities to lenders (repurchase agreement counterparties) and receive cash from these lenders. The lenders are obligated to resell the same securities back to us at the end of the term of the transaction. Because the cash we receive from the lender when we initially sell the securities to the lender will be less than the value of those securities (this difference is the haircut), if the lender defaults on its obligation to resell the same securities back to us we may incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities). We would also lose money on a repurchase transaction if the value of the underlying securities has declined as of the end of the transaction term, as we would have to repurchase the securities based on their initial value but would receive securities worth less than that amount. Further, if we default on one of our obligations under a repurchase transaction, the lender can terminate the transaction and cease entering into any other repurchase transactions with us. Our inability to post adequate collateral for a margin call by the counterparty, in a timeframe as short as the close of the same business day, could result in a condition of default under our repurchase agreements, thereby enabling the counterparty to liquidate the collateral pledged by us, which may have a material adverse effect on our financial position, results of operations and cash flows. Our repurchase agreements contain cross-default provisions, such that if a default occurs under an agreement with any specific lender, that lender could also declare a default under other repurchase agreements or other financing or derivative contracts, if any, with such lender. Further, 17 of the counterparties to our repurchase agreements held, as of December 31, 2015, collateral valued in excess of 5% of our stockholders' equity as security for our obligations under the applicable repurchase agreements. Any losses we incur on our repurchase transactions could adversely affect our earnings and thus our cash available for distribution to our stockholders.

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

        As of December 31, 2015, we had amounts outstanding under repurchase agreements with 21 separate lenders and had repurchase agreements with 26 different lenders. Prior to entering into a lending relationship with any financial institution, our Manager does a thorough credit review of such potential lender. Notwithstanding the foregoing, a material adverse development involving one or more major financial institutions or the financial markets in general, in addition to the regulatory changes discussed above, could result in our lenders reducing our access to funds available under our repurchase agreements or terminating such agreements altogether. Dramatic declines in the housing market from 2007 to 2010, with decreasing home prices and increasing foreclosures and unemployment, resulted in significant asset write-downs by financial institutions, which caused many financial institutions to seek additional capital, to merge with other institutions, and, in some cases, to fail. As all of our repurchase agreements are uncommitted and renewable at the discretion of our lenders, these conditions could cause our lenders to determine to reduce or terminate our access to future borrowings at virtually any time which could materially adversely affect our business and profitability. Furthermore, if a number of our lenders became unwilling or unable continue to provide us with financing; we could be forced to sell assets in order to maintain liquidity. Forced sales under adverse market conditions may result in lower sales prices than ordinary market sales made in the normal course of business.

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

        As long as we earn a positive spread between interest and other income we earn on our leveraged assets and our borrowing costs, we believe that we can generally increase our profitability by using greater amounts of leverage. We cannot, however, assure you that repurchase financing will remain an efficient source of long-term financing for our assets. The amount of leverage that we use may be limited because our lenders might not make funding available to us or they may require that we provide additional collateral to secure our borrowings. If our financing strategy is not viable, we will have to find alternative forms of financing for our assets which may not be available to us on acceptable terms or at acceptable rates. In addition, in response to certain interest rate and investment environments or to changes in the market liquidity, we could adopt a strategy of reducing our leverage by selling assets or not reinvesting principal payments as MBS amortize and/or prepay, thereby decreasing the outstanding amount of our related borrowings. Such an action could reduce interest income, interest expense and net income, the extent of which would be dependent on the level of reduction in assets and liabilities as well as the sale prices for which assets were sold.

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

        Subject to maintaining our qualification as a REIT and exemption from registration under the 1940 Act, we may pursue various economic hedging strategies to seek to reduce our exposure to adverse changes in interest rates. Our hedging activity varies in scope based on the level and volatility of interest rates, the type of assets held and other changing market conditions. Interest rate hedging may fail to protect or could adversely affect us because, among other things:

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

        Our Manager is authorized to follow very broad investment guidelines. Our Board of Directors periodically reviews our investment guidelines and our investment portfolio but does not, and is not required to review all of our proposed investments, except that an investment in a security structured or issued by another entity managed by our Manager must be approved by at least two-thirds (2/3) of our independent directors prior to such investment. In addition, in conducting periodic reviews, our Board of Directors may rely primarily on information provided to them by our Manager. Furthermore, our Manager may use complex strategies, and transactions entered into by our Manager may be costly, difficult or impossible to unwind by the time they are reviewed by our Board of Directors. Our Manager has great latitude within the broad parameters of our investment guidelines in determining the types and amounts of Agency and Non-Agency RMBS, CMBS, ABS and other portfolio investments it may decide are attractive investments for us, which could result in investment returns that are substantially below expectations or that result in losses, which would materially and adversely affect our business operations and results. Further, decisions made and investments and financing arrangements entered into by our Manager may not fully reflect the best interests of our stockholders.

There are conflicts of interest in our relationship with our Manager that could result in decisions that are not in the best interests of our stockholders.

        We are subject to conflicts of interest arising out of our relationship with our Manager. We do not have any employees. All of our executive officers apart from our interim chief financial officer, who acts in such capacity under an agreement with us and her employer, FTI Consulting, Inc. and two of our directors, James W. Hirschmann III and Gavin L. James, are employees of our Manager. Our Management Agreement with our Manager was negotiated between related parties and its terms, including fees and other amounts payable, may not be as favorable to us as if it had been negotiated at arm's length with an unaffiliated third party. In addition, the obligations of our Manager and its officers and personnel to engage in other business activities may reduce the time our Manager and its officers and personnel spend managing us.

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

        We have sold or issued 50,510 shares of our common stock to our Manager's deferred compensation plan, which made such investment on behalf of the beneficiaries of the plan, including certain executives and other employees of our Manager and its affiliates. We have sold 650,000 shares of common stock to our Manager in a private placement. In addition, through December 31, 2015, our Manager had received four grants of restricted stock totaling 620,677 shares, inclusive of the stock component of the December 19, 2013 dividend. To the extent our Manager elects to sell all or a portion of these shares in the future, our Manager's interests may be less aligned with our interests.

We are dependent on our Manager and its key personnel for our success.

        We have no separate facilities and are completely reliant on our Manager. All of our executive officers apart from our interim chief financial officer, who acts in such capacity under an agreement with us and her employer, FTI Consulting, Inc. and two of our directors are employees of our Manager. Our Manager has significant discretion as to the implementation of our investment and operating policies and strategies. Accordingly, we believe that our success will depend to a significant extent upon the efforts, experience, diligence, skill and network of business contacts of the executive officers and key personnel of our Manager. The executive officers and key personnel of our Manager evaluate, negotiate, close and monitor our investments; therefore, our success depends on their continued service. The departure of any of the executive officers or key personnel of our Manager could have a material adverse effect on our performance. In addition, we offer no assurance that our Manager will remain our investment manager or that we will continue to have access to our Manager's principals and professionals. The term of our Management Agreement with our Manager expires on May 15, 2017, with automatic one-year renewals thereafter. If the Management Agreement is terminated and no suitable replacement is found to manage us, we may not be able to execute our business plan. Moreover, our Manager is not obligated to dedicate any of its personnel exclusively to us nor is it obligated to dedicate any specific portion of its time to our business, and none of our Manager's personnel are contractually dedicated to us under our Management Agreement with our Manager.

The Management Agreement with our Manager was not negotiated on an arm's-length basis, may not be as favorable to us as if it had been negotiated with an unaffiliated third party and may be costly and difficult to terminate.

        All of our executive officers apart from our interim chief financial officer, who acts in such capacity under an agreement with us and her employer, FTI Consulting, Inc. and two of our directors are employees of our Manager. Our Management Agreement with our Manager was negotiated between related parties and its terms, including fees payable, may not be as favorable to us as if it had been negotiated with an unaffiliated third party.

        Termination of the Management Agreement with our Manager without cause is difficult and costly. Our independent directors review our Manager's performance and any fees payable to our Manager annually and the Management Agreement may be terminated annually upon the affirmative vote of at least two-thirds (2/3) of our independent directors based upon: (i) our Manager's unsatisfactory performance that is materially detrimental to us; or (ii) our determination that any fees payable to our Manager are not fair, subject to our Manager's right to prevent termination based on unfair fees by accepting a reduction of management fees agreed to by at least two-thirds (2/3) of our independent directors. We are required to provide our Manager 180 days prior notice of any such termination. Unless terminated for cause, we are required to pay our Manager a termination fee equal to three times the average annual management fee earned by our Manager during the prior 24-month period immediately preceding such termination, calculated as of the end of the most recently completed fiscal quarter before the date of termination. This provision increases the effective cost to us of electing not to renew, or defaulting in our obligations under, the Management Agreement, thereby adversely affecting our inclination to end our relationship with our Manager, even if we believe our Manager's performance is not satisfactory.

        Our Manager is only contractually committed to serve us until May 15, 2017. The Management Agreement is automatically renewable for one-year terms; provided, however, that our Manager may terminate the Management Agreement annually upon 180 days prior notice. If the Management Agreement is terminated and no suitable replacement is found to manage us, we may not be able to execute our business plan.

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

        We cannot predict the effect, if any, of future sales of our common stock, or the availability of shares for future sales, on the market price of our common stock. The market price of our common stock may decline significantly when the restrictions on resale (or lock up agreements), which may attach to future sales of our common stock, by certain of our stockholders lapse. Sales of substantial amounts of common stock or the perception that such sales could occur may adversely affect the prevailing market price for our common stock.

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

        On May 15, 2012, we issued and sold to certain institutional investors a number of warrants entitling them to purchase up to an aggregate of 1,115,893 shares of our common stock. These warrants had an initial exercise price of $20.50 per share (subject to adjustment and limitation on exercise in certain circumstances) and are exercisable for seven years after the date of the warrants' issuance, or earlier upon notice of redemption by us. As a result of two follow on public offerings on October 3, 2012 and April 3, 2014 and the stock portion of our dividend declared on December 19, 2013 the exercise price of each of the outstanding warrants has been reduced to $16.70 and the number of shares purchasable has increased to 1,232,916. The exercise of the warrants in the future would be dilutive to holders of our common stock if our book value per share or the market price of our common stock is higher than the exercise price at the time of exercise. The potential for dilution from the warrants could have an adverse effect on the future market price of our common stock.

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

        Our Manager has limited experience operating a REIT. The REIT provisions of the Code are complex, and any failure to comply with those provisions in a timely manner could prevent us from qualifying as a REIT or could force us to pay unexpected taxes and penalties. As a result, we cannot assure you that we will be able to successfully manage our business as a REIT, which would substantially reduce our earnings. In the event of a failure to qualify as a REIT, our net income would be reduced and we could incur a loss.

If we do not qualify as a REIT or fail to remain qualified as a REIT, we will be subject to U.S. federal income tax as a regular corporation and could face a substantial tax liability, which would reduce the amount of cash available for distribution to our stockholders.

        We believe we have operated and intend to continue to operate in a manner that allows us to qualify as a REIT. Our ability to satisfy the asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the annual REIT income and quarterly asset requirements also depends upon our ability to successfully manage the composition of our income and assets on an ongoing basis. Accordingly, there can be no assurance that the IRS will not contend that our interests in subsidiaries or in securities of other issuers will not cause a violation of the REIT requirements.

        If we were to fail to qualify as a REIT in any taxable year, and we do not qualify for certain statutory relief provisions, we would be subject to U.S. federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates, and dividends paid to our stockholders would not be deductible by us in computing our taxable income. Any resulting corporate tax liability could be substantial and would reduce the amount of cash available for distribution to our stockholders, which in turn could have an adverse impact on the value of our common stock. Unless we were entitled to relief under certain Code provisions, we also would be disqualified from taxation as a REIT for the four taxable years following the year in which we failed to qualify as a REIT.

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

        We generally must distribute annually at least 90% of our net taxable income, determined without regard to the dividends paid deduction and excluding net capital gains, in order for U.S. federal corporate income tax not to apply to earnings that we distribute. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our REIT taxable income, we will be subject to U.S. federal corporate income tax on our undistributed REIT taxable income. In addition, we will be subject to a nondeductible 4% excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws. We intend to continue to make distributions to our stockholders to comply with the REIT requirements of the Code.

        From time to time, we may generate taxable income greater than our income for financial reporting purposes prepared in accordance with U.S. GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example, the tax code limits our ability to use capital losses to offset ordinary income, thereby requiring us to distribute such ordinary income. If we do not have other funds available in these situations we could be required to borrow funds on unfavorable terms, sell investments at disadvantageous prices or distribute amounts that would otherwise be invested in future acquisitions to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirement and to avoid corporate income tax and the nondeductible 4% excise tax in a particular year. These alternatives could increase our costs or reduce our equity. Thus, compliance with the REIT requirements may hinder our ability to grow, which could adversely affect the value of our common stock.

Even if we remain qualified as a REIT, we may face other tax liabilities that reduce our cash flow.

        Even if we remain qualified for taxation as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, excise taxes, state or local income, property and transfer taxes, such as mortgage recording taxes, and other taxes. In addition, in order to meet the REIT qualification requirements, prevent the recognition of certain types of non-cash income, or to avert the imposition of a 100% tax that applies to certain gains derived by a REIT from dealer property or inventory, we hold some of our assets through a TRS or other subsidiary corporation that will be subject to corporate-level income tax at regular corporate rates. The payment of any of these taxes would decrease cash available for distribution to our stockholders.

Complying with REIT requirements may cause us to liquidate or forgo otherwise attractive opportunities.

        To qualify as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets, including certain mortgage loans and securities. The remainder of our investments in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our total assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% of the value of our total assets can be represented by securities of one or more TRS. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate otherwise attractive investments from our investment portfolio. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

        In addition to the asset tests set forth above, to qualify as a REIT we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our stock. We may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution and may be unable to pursue investments that would be otherwise advantageous to us in order to satisfy the source-of-income or asset-diversification requirements for qualifying as a REIT. Thus, compliance with the REIT requirements may hinder our ability to make and, in certain cases, to maintain ownership of, certain attractive investments.

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

Liquidation of assets may jeopardize our REIT qualification or create additional tax liability for us.

        To qualify as a REIT, we must comply with requirements regarding the composition of our assets and our sources of income. If we are compelled to liquidate our investments to repay obligations to our lenders, we may be unable to comply with these requirements, ultimately jeopardizing our qualification as a REIT, or we may be subject to a 100% tax on any resultant gain if we sell assets that are treated as dealer property or inventory.

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

New legislation or administrative or judicial action, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT.

        The present U.S. federal income tax treatment of REITs may be modified, possibly with retroactive effect, by legislative, judicial or administrative action at any time, which could affect the U.S. federal income tax treatment of an investment in us. The U.S. federal income tax rules dealing with REITs constantly are under review by persons involved in the legislative process, the IRS and the U.S. Treasury Department, which results in statutory changes as well as frequent revisions to regulations and interpretations. Revisions in U.S. federal tax laws and interpretations thereof could affect or cause us to change our investments and commitments and affect the tax considerations of an investment in us.

Item 1B.    Unresolved Staff Comment

        None

Item 2.    Properties

        We do not own any properties. Our executive and administrative offices are located in Pasadena, California in office space shared with our Manager.

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

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock is listed on the NYSE under the symbol "WMC". The following table sets forth the high, low and last sales prices for our common stock, as reported on the NYSE:

Period	High	Low	Close
2015
First Quarter	$15.53	$13.25	$15.08
Second Quarter	$15.65	$14.18	$14.77
Third Quarter	$15.29	$11.07	$12.61
Fourth Quarter	$12.20	$9.94	$10.22
2014
First Quarter	$17.05	$14.64	$15.64
Second Quarter	$15.68	$13.50	$14.17
Third Quarter	$15.34	$13.51	$14.78
Fourth Quarter	$15.81	$13.91	$14.70

        The following table summarizes our dividends declared on common stock, on a per share basis, for the years ended 2015 and 2014:

Declaration Date	Record Date	Payment Date	Common Stock Dividend
2015
March 26, 2015	April 6, 2015	April 28, 2015	$0.67
June 18, 2015	June 29, 2015	July 28, 2015	$0.64
September 24, 2015	October 5, 2015	October 27, 2015	$0.60
December 17, 2015	December 28, 2015	January 26, 2016	$0.58
2014
March 20, 2014	March 31, 2014	April 29, 2014	$0.67
June 19, 2014	June 30, 2014	July 29, 2014	$0.67
September 23, 2014	October 3, 2014	October 28, 2014	$0.70
December 18, 2014	December 29, 2014	January 27, 2015	$0.70

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

        As of March 8, 2016, we had 7 registered holders of our common stock and 41,919,801 shares outstanding.

Securities Authorized for Issuance Under Equity Compensation Plans

        In conjunction with our IPO and concurrent private placement, our Board of Directors approved the Western Asset Mortgage Capital Corporation Equity Plan (the "Equity Plan") and the Western Asset Manager Equity Plan (the "Manager Equity Plan" and collectively the "Equity Incentive Plans"). For further details, see Note 11 to the consolidated financial statements included under Item 8 in this Form 10-K.

        The following table presents certain information about the Equity Incentive Plans as of December 31, 2015:

Award	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Restricted common stock	N/A	N/A	549,317

Total	—	—	549,317

Stockholder Return Performance

        The following graph is a comparison of the cumulative total stockholder return on the Company's common stock, the Standard & Poor's 500 Index (the "S&P 500 Index"), the Russell 2000 Index (the "Russell 2000") and the SNL Finance REIT Index (the "SNL Finance REIT"), a peer group index from May 9, 2012 (commencement of trading on the New York Stock Exchange) to December 31, 2015, and accordingly does not take into account the dividend the Company declared on December 17, 2015 and paid on January 26, 2016. The graph assumes that $100 was invested on May 15, 2012 in the Company's common stock, the S&P 500 Index, the Russell 2000 and the SNL Finance REIT and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of the Company's shares will continue in line with the same or similar trends depicted in the graph below.

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

        The selected historical information presented for the years ended December 31, 2015, December 31, 2014, December 31, 2013 and for the period from May 15, 2012 (commencement of operations) through December 31, 2012, relates to our operations and has been derived from our audited Consolidated Statement of Operations included in this Annual Report on Form 10-K.

in thousands—except share and per share data	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013	For the period from May 15, 2012 (commencement of operations) through December 31, 2012
Operating Data:
Net Interest Income:
Interest income	$152,704	$149,110	$125,328	$53,318
Interest expense	27,605	22,263	18,019	8,094

Net Interest Income	125,099	126,847	107,309	45,224

Other Income (Loss):
Realized gain (loss) on sale of investments, net	8,279	(2,178)	(110,712)	20,754
Other loss on securities	(19,791)	(17,014)	(11,858)	(3,206)
Unrealized gain (loss) on investments, net	(34,011)	189,011	(160,109)	13,930
Gain on linked transactions, net	—	1,870	4,137	—
Gain (loss) on derivative instruments, net	(68,895)	(180,496)	157,547	(13,106)
Other, net	2,318	1,433	91	11

Other Income (Loss), net	(112,100)	(7,374)	(120,904)	18,383

Operating expenses	22,483	18,760	14,260	6,330

Net income (loss) available to Common Stock and participating securities	$(9,484)	$100,713	$(27,855)	$57,277

Net income (loss) per Common Share—Basic	$(0.25)	$2.67	$(1.19)	$3.64

Net income (loss) per Common Share—Diluted	$(0.25)	$2.67	$(1.19)	$3.63

Dividends Declared per Share of Common Stock	$2.49	$2.74	$5.10 (1)	$2.35

Balance Sheet Data (at period end):
Total assets	$3,414,563	$4,909,277	$3,094,877	$5,364,964

Total liabilities	$2,902,915	$4,286,065	$2,683,783	$4,841,756

Total stockholders' equity	$511,648	$623,212	$410,094	$523,208

Other Data:
Cash flow provided by (used in):
Operating activities	$133,898	$107,374	$179,341	$33,518

Investing activities	$1,359,855	$(1,311,678)	$2,002,411	$(5,216,160)

Financing activities	$(1,516,439)	$1,203,001	$(2,189,519)	$5,238,933

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

Overview

        We are organized as a Delaware corporation focused on investing in, financing and managing a diversified portfolio of real estate related securities, whole-loans and other financial assets. We are externally managed and advised by our Manager, an SEC-registered investment advisor and a wholly-owned subsidiary of Legg Mason, Inc. Our Manager is responsible for administering our business activities and our day-to-day operations, subject to the supervision of our Board of Directors.

        Our portfolio is mainly comprised of Agency RMBS, including TBAs, Non-Agency RMBS, Agency CMBS, Non-Agency CMBS and Residential Whole-Loans. To a significantly lesser extent, we have invested in other securities including certain Agency obligations that are not technically mortgage-backed securities or MBS as well as certain Non U.S. CMBS and ABS investments secured by a portfolio of private student loans. In addition, our holdings included a securitized commercial loan from a consolidated VIE, although we only own a portion of the VIE. To comply with REIT requirements, some of our investments were held in a taxable REIT subsidiary or "TRS". By acquiring investments or engaging in activities through the TRS, it enables us to engage in such activities without jeopardizing our REIT status.

        We use leverage, currently consisting of borrowings under repurchase agreements, as part of our business strategy in order to increase potential returns to our stockholders. We accomplish this by borrowing against existing investments primarily through repurchase agreements. We may also change our financing strategy and leverage without the consent of our stockholders.

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

Factors Impacting Our Operating Results

        Our results of operations are affected by a number of factors and primarily depend on our net interest income, changes in the market value of our investments, derivative instruments and to a lesser extent realized gains and losses on the sale of our investments and termination of our derivative instruments. Our overall performance is also impacted by the supply and demand for our target assets in the market, the terms and availability of financing for such assets, general economic conditions, the impact of U.S Government actions that affect the real estate and mortgage sectors, and the unanticipated credit events experienced by borrowers whose loans are included in our MBS, as well as our Whole-Loan borrowers.

        Our net interest income varies primarily as a result of changes in market interest rates and constant prepayment rates (or "CPR") on our RMBS. The CPR measures the amount of unscheduled principal prepayments on RMBS as a percentage of the principal balance, and includes the conditional repayment rate (or "CRR"), which measures voluntary prepayments of mortgages collateralizing a particular RMBS and conditional default rates (or "CDR"), which measures involuntary prepayments resulting from defaults of the underlying mortgage loans. CPRs vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty. In addition, our borrowing costs and available credit are further affected by the collateral pledged and general conditions in the credit market. Interest income on our Non-Agency RMBS is recorded using an effective yield, which reflects an estimate of expected cash flows for each security. In forecasting cash flows on our Non-Agency RMBS, we make certain assumptions about the underlying mortgage loans which include, but are not limited to, future interest rates, voluntary prepayment rates, default rates, modifications and loss severities. To the extent that our current assessment of future performance differs from our prior assessment, such changes are either reflected in the current period as other-than-temporary impairment or in the income recognized on such securities prospectively. Credit losses greater than those anticipated, or in excess of purchase discount on a given security, could have a material adverse impact on our operating results.

Recent Market Conditions

        Our business is affected by general U.S. residential real estate fundamentals, domestic and foreign commercial real estate fundamentals and the overall U.S. and international economic environment. In particular, our strategy is influenced by the specific characteristics of these markets, including but not limited to prepayment rates and interest rate levels. We expect the results of our operations to be affected by various factors, many of which are beyond our control. Our results of operations will primarily depend on, among other things, the level of our net interest income, the market value of our investment portfolio and the supply of and demand for mortgage-related assets. Our net interest income, which includes the amortization of purchase premiums and accretion of discounts, will vary primarily as a result of changes in interest rates, defaults and loss severity rates, borrowing costs, and prepayment speeds on our MBS and other Target Asset (as defined herein) investments. Similarly, the overall value of our investment portfolio will be impacted by these factors as well as changes in the value of residential and commercial real estate and continuing regulatory changes. We continue to shift our portfolio to more credit sensitive assets from Agency securities, which we believe given the current economic and interest rate environment, will provide a better risk adjusted return going forward.

        Credit markets experienced a difficult fourth quarter of 2015, and a disappointing second half of the year for RMBS and CMBS assets. Credit concerns, underperformance and lack of liquidity in other credit markets overwhelmed the mortgage and asset backed sectors. RMBS and CMBS credit spreads widened during the quarter as fears of a global economic downturn from China's economic slowdown accelerated, combined with the price of oil which continued to slide and a lack of liquidity spread across most capital markets. As a result, the spread on RMBS and CMBS assets, relative to our interest rate swap hedges, widened during the quarter, driving a deep decline in book value. The driving forces behind swap spread tightening include regulatory changes favoring duration positioning in swaps versus other cash assets, insurance fund liability matching and a very large corporate issuance calendar. Consumer mortgage credit continued stable to modest improvement in borrower performance. Home prices also continued to modestly rise and consumer appetite for housing continued to remain stable with expanding mortgage credit availability. Despite the improvement in the mortgage credit, secondary pricing of mortgage backed assets suffered while leverage became more expensive, leading to underperformance during the second half of the year.

        In the press release issued subsequent to the Federal Open Market Committee or FOMC meeting on December 15 and 16, 2015, the Federal Reserve agreed to set the new target range for the Federal Funds rate at 0.25 percent to 0.50 percent, up from zero to 0.25 percent. A number of members commented that it was appropriate to begin policy normalization in response to the substantial progress in the labor market toward achieving the FOMC's objective of maximum employment and their reasonable confidence that inflation would move to 2 percent over the medium term. The FOMC comments that their decision reflected both the economic outlook and the time it takes for policy actions to affect future economic outcomes. The FOMC observed that after this initial increase in the federal funds rate, the stance of monetary policy would remain accommodative. Some FOMC members said that their decision to raise the target range was a close call, particularly given the uncertainty about inflation dynamics, and emphasized the need to monitor the progress of inflation closely. The FOMC has given guidance that future rate hikes will be data dependent. The Federal Reserve in its January 2016 meeting felt tighter global financial conditions could affect the U.S. economy and while they still expected to raise rates gradually, they acknowledged a weakened global economy and a steep slide in stock markets was tightening financial conditions faster than the Federal Reserve wanted. While Wall Street is skeptical the Federal Reserve will raise rates at all in 2016, we believe the size of future rate hikes and the pace will be modest and slow.

Critical Accounting Policies

        The consolidated financial statements include our accounts, those of our consolidated subsidiary, our wholly-owned TRS and certain variable interest entities ("VIEs") in which we are the primary beneficiary. All intercompany amounts have been eliminated in consolidation. In accordance with GAAP, our consolidated financial statements require the use of estimates and assumptions that involve the exercise of judgment and use of assumptions as to future uncertainties. In accordance with SEC guidance, the following discussion addresses the accounting policies that we currently apply. Our most critical accounting policies will involve decisions and assessments that could affect our reported assets and liabilities, as well as our reported revenues and expenses. We believe that all of the decisions and assessments upon which our consolidated financial statements have been based were reasonable at the time made and based upon information available to us at that time. We have identified what we believe will be our most critical accounting policies to be the following:

  Fair value option

        We elected the fair value option for all of our investments at the date of purchase and for our securitized debt, which permits us to measure these investments and securitized debt at fair value with the change in fair value included as a component of earnings. Although we have elected the fair value option for our investments and securitized debt, we separately compute interest income on our MBS, other securities and Whole-Loans under the prescribed method based on the nature of the investment.

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

        When available, we use quoted market prices to determine the fair value of an asset or liability. If quoted market prices are not available, we will use independent pricing services and if the independent pricing service cannot price a particular asset or liability, we will obtain third party broker quotes. Our Manager's pricing group, which functions independently from its portfolio management personnel, corroborates the third party broker quote by comparing the broker price to alternate sources or using internal valuation techniques. If independent pricing service, or third party broker quotes are not available, we determine the fair value of the securities using valuation techniques that use, when possible, current market-based or independently-sourced market parameters, such as interest rates and when applicable, estimates of prepayments and credit losses.

        Fair value under GAAP represents an exit price in the normal course of business, not a forced liquidation price. If we are forced to sell assets in a short period to meet liquidity needs, the prices we receive could be substantially less than the recorded fair values of our assets.

        We perform quarterly reviews of the independent third party pricing data which may consist of a review of the daily change in the prices provided by the independent pricing vendor that exceed established tolerances or comparisons to executed transaction prices, utilizing our Manager's pricing group. Our Manager's pricing group corroborates the price differences or changes in price by comparing the vendor price to alternate sources including other independent pricing services or broker quotations. If the price change or difference cannot be corroborated, the Manager's pricing group consults with the portfolio management team for market color in reviewing such pricing data as warranted. To the extent that our Manager has information, typically in the form of broker quotations that would indicate that a price received from the independent pricing service is outside of a tolerance range, our Manager generally challenges the independent pricing service price.

  Linked transactions

        Prior to January 1, 2015, in instances where we financed the acquisition of securities through repurchase agreements with the same counterparty from which the securities were purchased, we evaluated such transactions in accordance with GAAP. This guidance in effect prior to January 1, 2015 required that if the initial transfer of a financial asset and repurchase financing were entered into contemporaneously with, or in contemplation of, one another, such transaction would be considered linked unless all of the criteria found in the guidance were met at the inception of the transaction. If the transaction met all of the conditions, the initial transfer would be accounted for separately from the repurchase financing, and we would record the securities and the related financing on a gross basis on our Consolidated Balance Sheets with the corresponding interest income and interest expense in our Consolidated Statements of Operations. If the transaction was determined to be linked, we would record the initial transfer and repurchase financing on a net basis and record a forward commitment to purchase securities as a derivative instrument with changes in market value being recorded on our Consolidated Statements of Operations. Such forward commitments were recorded at fair value with subsequent changes through December 31, 2014 in fair value recognized in Gain (loss) on linked transactions, net on our Consolidated Statements of Operations. We refer to these transactions as Linked Transactions. Prior to January 1, 2015, when or if a transaction was no longer considered to be linked, the security and related repurchase financing reported on a gross basis. The unlinking of a transaction caused a realization event in which the fair value of the security as of the date of unlinking became the cost basis of the security. The difference between the fair value on the unlinking date and the existing cost basis of the security was the realized gain or loss. Recognition of effective yield for such security was calculated prospectively using the new cost basis. For linked transactions, we reflected purchases and sales of securities within the investing section of our Consolidated Statements of Cash Flows. Proceeds from repurchase agreement borrowings and repayments of repurchase agreement borrowings were reflected in the financing section of our Consolidated Statements of Cash Flows.

        Starting in 2015, GAAP no longer requires us to segregate and treat linked transactions as derivatives. Accordingly, starting January 1, 2015, we report such securities and the corresponding repurchase agreements on a gross basis on our Consolidated Balance Sheets and with the corresponding interest income and interest expense reported on a gross basis in our Consolidated Statements of Operations. See "Recent accounting pronouncements" for details.

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

        We assess our Agency MBS, Non-Agency MBS and other securities, excluding Interest-Only Strips, rated AA and higher at the time of purchase, for other-than-temporary impairment on at least a quarterly basis. When the fair value of an investment is less than its amortized cost at the balance sheet date of the reporting period for which impairment is assessed, the impairment is designated as either "temporary" or "other-than-temporary." In deciding on whether or not a security is other-than-temporarily impaired, we consider several factors, including the nature of the investment, communications (if any) from the securitization trustee regarding the credit quality of the security, the severity and duration of the impairment, the cause of the impairment, and our intent not to sell the security and whether it is more likely than not that we will not be required to sell the security until recovery of its amortized cost basis. An other-than-temporary impairment ("OTTI") is deemed to have occurred when there is an adverse change in the expected cash flows (principal or interest) to be received and the fair value of the security is less than its carrying amount. In determining whether an adverse change in cash flows occurred, the present value of the remaining cash flows, as estimated at the initial transaction date (or the last date previously revised), is compared to the present value of the expected cash flows at the current reporting date. The estimated cash flows reflect those a "market participant" would use and are discounted at a rate equal to the current yield used to accrete interest income. These adjustments are reflected in our Consolidated Statement of Operations as Other loss on securities.

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

        Non-Agency MBS and other securities that are rated below AA at the time of purchase and Interest-Only Strips that are not classified as derivatives

        Interest income on Non-Agency MBS and other securities that are rated below AA at the time of purchase and Interest-Only Strips that are not classified as derivatives, are recognized based on the effective yield method. The effective yield on these securities is based on the projected cash flows from each security, which is estimated based on our observation of the then current information and events, where applicable, and will include assumptions related to interest rates, prepayment rates and the timing and amount of credit losses. On at least a quarterly basis, we review and, if appropriate, make adjustments to our cash flow projections based on input and analysis received from external sources, internal models, and our judgment about interest rates, prepayment rates, the timing and amount of credit losses, and other factors. Where appropriate, we may include in our cash flow projections the U.S Department of Justice's settlements with major residential mortgage originators, regarding certain lending practices. Changes in cash flows from those originally projected, or from those estimated at the last evaluation, may result in a prospective change in the yield/interest income recognized on such securities. Actual maturities of the securities are affected by the contractual lives of the underlying collateral, periodic payments of scheduled principal, and prepayments of principal. Therefore, actual maturities of the securities will generally be shorter than stated contractual maturities.

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

        In addition, an other-than-temporary impairment is deemed to have occurred when there is an adverse change in the expected cash flows (principal or interest) to be received and the fair value of the security is less than its carrying amount. In determining whether an adverse change in cash flows occurred, the present value of the remaining cash flows, as estimated at the initial transaction date (or the last date previously revised), is compared to the present value of the expected cash flows at the current reporting date. The estimated cash flows reflect those a "market participant" would use and are discounted at a rate equal to the current yield used to accrete interest income. These adjustments are reflected in our Consolidated Statements of Operations as Other loss on securities.

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

        Finally, certain of our MBS and other securities that are in an unrealized loss position at the end of the reporting period are not considered other-than-temporarily impaired because we have no intent to sell these investments, it is more likely than not that we will not be required to sell the investment before recovery of its amortized cost basis and we are not required to sell the security for regulatory or other reasons.

  Residential and Commercial Loans

        We record our purchases of residential and commercial loans as the amount paid to the seller plus any fees paid or less any fees received. All other costs incurred in connection with acquiring residential and commercial loans or committing to purchase residential and commercial loans are expensed as incurred. We amortize or accrete any premium or discount over the life of the related loan utilizing the effective interest method, based on the contractual payments terms of the loan. On at least a quarterly basis, we evaluate the collectability of both interest and principal of each loan, if circumstances warrant, to determine whether such loan is impaired. A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the existing contractual terms. When a loan is impaired, we do not record a loss accrual as we have elected the fair value option. However, income recognition is suspended for loans at the earlier of the date at which payments become 90-days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired loan is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. A loan is written off when it is no longer realizable and/or legally discharged.

  Variable Interest Entities ("VIEs")

        VIEs are defined as entities that by design either lack sufficient equity for the entity to finance its activities without additional subordinated financial support or are unable to direct the entity's activities or are not exposed to the entity's losses or entitled to its residual returns. We evaluate all of our interests in VIEs for consolidation. When the interests are determined to be variable interests, we assess whether we are deemed the primary beneficiary. The primary beneficiary of a VIE is determined to be the party that has both the power to direct the activities of a VIE that most significantly impact the VIE's economic performance and the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE.

        To assess whether we have the power to direct the activities of a VIE that most significantly impact the VIE's economic performance, we consider all facts and circumstances, including its role in establishing the VIE and our ongoing rights and responsibilities. This assessment includes first, identifying the activities that most significantly impact the VIE's economic performance; and second, identifying which party, if any, has power over those activities. In general, the parties that make the most significant decisions affecting the VIE or have the right to unilaterally remove those decision makers is deemed to have the power to direct the activities of a VIE.

        To assess whether we have the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE, we consider all of its economic interests. This assessment requires that we apply judgment in determining whether these interests, in the aggregate, are considered potentially significant to the VIE. Factors considered in assessing significance include: the design of the VIE, including its capitalization structure; subordination of interests; payment priority; relative share of interests held across various classes within the VIE's capital structure; and the reasons why the interests are held by us.

        In instances when a VIE is owned by both us and related parties, we consider whether there is a single party in the related party group that meets both the power and losses or benefits criteria on its own as though no related party relationship existed. If one party within the related party group meets both these criteria, such reporting entity is the primary beneficiary of the VIE and no further analysis is needed. If no party within the related party group on its own meets both the power and losses or benefits criteria, but the related party group does as a whole meets these two criteria, the determination of primary beneficiary within the related party group is based upon an analysis of the facts and circumstances with the objective of determining which party is most closely associated with the VIE. Determining the primary beneficiary within the related party group requires significant judgement.

        In instances when we are required to consolidate a VIE that is determined to be a qualifying collateralized financing entity, under GAAP, we will measure both the financial assets and financial liabilities of the VIE using the fair value of either the VIE's financial assets or financial liabilities, whichever is more observable.

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

        We evaluate all of our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. An embedded derivative is separated from the host contact and accounted for separately when all of the guidance criteria are met. Hybrid instruments that are remeasured at fair value through earnings, including the fair value option, are not bifurcated. Derivative instruments, including derivative instruments accounted for as liabilities are recorded at fair value and are re-valued at each reporting date, with changes in the fair value together with interest earned or paid (including accrued amounts) reported in the Gain (loss) on derivative instruments, net in our Consolidated Statements of Operations. While accounted for as derivative instruments through December 31, 2014, linked transactions, including changes in fair value and interest earned or paid (including accrued amounts) were reported separately in our Consolidated Balance Sheets, Consolidated Statements of Operations and Consolidated Statements of Cash Flows. See "Warrants" below.

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

Recent accounting pronouncements

Accounting Standards to be Adopted in Future Periods

        In May 2014, the Financial Accounting Standards Board issued guidance that changes an entity's recognition of revenue from contracts with customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new guidance requires improved disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In applying the new guidance, an entity may use either a retrospective approach to each prior reporting period of or a retrospective approach with the cumulative effect recognized at the date of initial application. For a public company, the standard is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted for a public entity. For all other entities, the standard is effective for annual reporting periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2015. With certain restrictions, a nonpublic entity may elect to apply the guidance earlier. The new guidance is not expected to have a material impact on our consolidated financial statements.

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

        In August 2014, the FASB issued guidance on measuring the financial assets and financial liabilities of consolidated collateralized financing entities, or CFEs. The update allows an entity to measure both the financial assets and financial liabilities of a qualifying CFE it consolidates using the fair value of either the CFE's financial assets or financial liabilities, whichever is more observable. The guidance requires certain recurring disclosures and is effective for annual periods beginning on or after December 15, 2015, with early adoption permitted as of the beginning of an annual period. Early adoption was applied, which did not have a material impact on our financial condition or results of operations.

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

        In January 2016, the FASB issued guidance to improve certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The standard is effective for a public company for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years. The standard is effective for other entities for fiscal years beginning after December 15, 2018, and for interim periods beginning after December 15, 2019. Early adoption by public companies for fiscal years or interim periods that have not yet been issued or, by all other entities, that have not yet been made available for issuance of this guidance are permitted as of the beginning of the fiscal year of adoption, under certain restrictions. The Company should apply the guidance by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The guidance related to equity securities without readily determinable fair values should be applied prospectively to equity investments that exist at the date of adoption. We are currently assessing the impact this guidance will have on our consolidated financial statements.

Investments

Our Portfolio

        The following table presents certain information about our investment portfolio at December 31, 2015 (dollars in thousands):

	Principal Balance	Unamortized Premium (Discount)	Discount Designated as Credit Reserve and OTTI	Amortized Cost	Unrealized Gain (Loss)	Fair Value	Net Weighted Average Coupon(1)
Agency RMBS 20-Year mortgage
Coupon Rate:
3.50%	147,477	8,131	—	155,608	(1,306)	154,302	3.5%
4.00%	497,836	27,085	—	524,921	8,049	532,970	4.0%

	645,313	35,216	—	680,529	6,743	687,272	3.9%
30-Year mortgage
Coupon Rate:
3.50%	107,974	7,884	—	115,858	(4,100)	111,758	3.5%
4.00%	297,975	27,077	—	325,052	(6,807)	318,245	4.0%
4.50%	382,168	28,053	—	410,221	9,618	419,839	4.5%
5.00%	58,873	7,175	—	66,048	350	66,398	5.0%
5.50%	2,861	441	—	3,302	(107)	3,195	5.5%
6.00%	6,163	712	—	6,875	149	7,024	6.0%

	856,014	71,342	—	927,356	(897)	926,459	4.2%
Agency RMBS IOs and IIOs(2)	N/A	N/A	—	71,632	322	71,954	3.1%
Agency and Non-Agency IOs and IIOs accounted for as derivatives(2)(3)	N/A	N/A	N/A	N/A	N/A	59,987	2.5%

	N/A	N/A	—	71,632	322	131,941	2.8%
Non-Agency RMBS	601,233	(16,669)	(141,014)	443,550	1,899	445,449	3.7%
Non-Agency RMBS IOs and IIOs(2)	N/A	N/A	N/A	66,600	14,589	81,189	5.9%

	601,233	(16,669)	(141,014)	510,150	16,488	526,638	4.5%
Agency and Non-Agency CMBS, including Non U.S.	575,351	(80,133)	(2,719)	492,499	(16,894)	475,605	5.0%
CMBS Interest-Only Strips(2)	N/A	N/A	N/A	1,915	198	2,113	4.7%

	575,351	(80,133)	(2,719)	494,414	(16,696)	477,718	5.0%
Other securities(4)	81,518	7,433	(9,017)	102,778	(1,679)	101,099	4.8%
Residential Whole-Loans	212,647	2,249	—	214,896	3,642	218,538	4.9%
Securitized commercial loan	25,000	—	—	25,000	—	25,000	9.0%

Total	$2,997,076	$19,438	$(152,750)	$3,026,755	$7,923	3,094,665	4.0%

(1)
Net weighted average coupon as of December 31, 2015 is presented net of servicing and other fees.
(2)
Agency RMBS IOs and IIOs, Non-Agency RMBS IOs and IIOs, Agency and Non-Agency IOs and IIOs, accounted for as derivatives, and Agency and Non-Agency CMBS IOs and IIOs have no principal balances and bear interest based on a notional balance. The notional balance is used solely to determine interest distributions on interest-only class of securities. At December 31, 2015, the notional balance for Agency RMBS IOs and IIOs, Non-Agency IOs and IIOs, Agency and Non-Agency IOs and IIOs, accounted for as derivatives, and CMBS IOs and IIOs was $593.4 million, $321.0 million, $655.6 million and $43.2 million, respectively.
(3)
Interest on these securities is reported as a component of Gain (loss) on derivative instruments, net.
(4)
Other securities include residual interests in asset-backed securities which have no principal balance and an amortized cost of approximately $22.8 million.

        The following table summarizes our MBS and other securities at fair value according to their estimated weighted average life classifications as of December 31, 2015 (dollars in thousands):

Weighted Average Life	Fair Value	Net Weighted Average Coupon(1)
Less than or equal to three years	$97,546	5.0%
Greater than three years and less than or equal to five years	475,691	3.6%
Greater than five years and less than or equal to 10 years	1,997,282	3.9%
Greater than 10 years	280,608	4.6%

Total	$2,851,127	4.0%

(1)
Net weighted average coupon as of December 31, 2015 is presented net of servicing and other fees.

Our Agency Portfolio

        The following table summarizes certain characteristics of our Agency RMBS portfolio by issuer and investment category as of December 31, 2015 (dollars in thousands):

	Principal Balance	Amortized Cost	Fair Value	Net Weighted Average Coupon(1)
Agency RMBS 20-Year and 30-Year
Fannie Mae	$1,022,112	$1,099,205	$1,103,431	4.2%
Freddie Mac	479,215	508,680	510,300	3.9

Total Agency RMBS 20-Year and 30-Year	1,501,327	1,607,885	1,613,731	4.1

Agency RMBS IOs and IIOs(2)
Fannie Mae	N/A	29,986	31,262	3.2
Freddie Mac	N/A	22,375	22,211	2.8
Ginnie Mae	N/A	19,271	18,481	3.3

Total Agency RMBS IOs and IIOs(2)	N/A	71,632	71,954	3.1

Agency RMBS IOs and IIOs accounted for as derivatives(2)
Fannie Mae	N/A	N/A	16,804	3.0
Freddie Mac	N/A	N/A	4,153	3.5
Ginnie Mae	N/A	N/A	24,405	4.1

Total Agency RMBS IOs and IIOs accounted for as derivatives(2)	N/A	N/A	45,362	3.6

Total: Agency RMBS	$1,501,327	$1,679,517	$1,731,047	3.8%

(1)
Net weighted average coupon as of December 31, 2015 is presented net of servicing and other fees.
(2)
Agency RMBS IOs and IIOs, Agency RMBS IOs and IIOs, accounted for as derivatives have no principal balances and bear interest based on a notional balance. The notional balance is used solely to determine interest distributions on the interest-only class of securities.

        The following table details the constant prepayment rates for our Agency portfolio as of December 31, 2015, based on our Manager's estimates which are based on third party models, as adjusted by our Manager, and are updated quarterly on a prospective basis:

Constant Prepayment Rates	Low	High
Agency RMBS
20-Year mortgage	6.64%	24.32%
30-Year mortgage	5.60%	29.74%
Agency RMBS IOs and IIOs	6.83%	30.67%
Agency RMBS IOs and IIOs accounted for as derivatives	5.23%	28.81%
Agency CMBS and Agency CMBS IOs and IIOs(1)	N/A	N/A
Agency CMBS IOs accounted for as derivatives(1)	N/A	N/A

(1)
CMBS generally include prepayment restrictions; therefore, there are no Constant Prepayment Rates available.

Our Non-Agency Portfolio

        The following table presents the fair value and weighted average purchase price for each of our Non-agency RMBS categories, including IOs accounted for as derivatives, together with certain of their respective underlying loan collateral attributes and current performance metrics as of December 31, 2015 (fair value dollars in thousands):

		Weighted Average
Category	Fair Value	Purchase Price	Life (Years)	Original LTV	Original FICO	60+ Day Delinquent	6-Month CPR
Prime	$86,227	$73.68	11.3	69.8%	724	19.7%	5.8%
Alt-A	363,743	76.65	11.4	74.1%	707	20.9%	6.4%
Subprime	80,223	66.30	8.5	79.2%	630	23.0%	5.1%

Total	$530,193	$74.60	10.9	74.2%	698	21.0%	6.1%

        The following table summarizes the credit ratings of our Non-agency RMBS, Non-agency CMBS and other securities based on fair value as of December 31, 2015:

Non-Agency RMBS Credit Rating(1)	Percentage	Non-Agency CMBS Credit Rating(1)	Percentage	Other Securities Credit Rating(1)	Percentage
BBB	0.2%	BBB	—%	BBB	—%
BBB–	—%	BBB–	0.9%	BBB–	—%
BB	—%	BB	5.6%	BB	—%
BB–	—%	BB–	4.9%	BB–	—%
B+	—%	B+	2.0%	B+	—%
B	0.9%	B	8.7%	B	—%
B–	0.2%	B–	11.0%	B–	—%
Below B	80.5%	Below B	46.6%	Below B	11.0%
Not Rated	18.2%	Not Rated	20.3%	Not Rated	89.0%

Total	100.0%	Total	100.0%	Total	100.0%

(1)
For securities for which one or two ratings are obtained, the lower rating is used. For securities for which three ratings are obtained, the middle rating is used. Ratings are obtained either from S&P or other rating agencies, stated in terms of the S&P equivalent.

        The following table details information for our Non-Agency and other securities portfolio as of December 31, 2015, based on our Manager's estimates which are based on third party models, as adjusted by our Manager, and are updated quarterly on a prospective basis:

	Cumulative Default		Cumulative Severity		Cumulative 5-Year CRR(1)
	Low	High	Low	High	Low	High
Non-Agency RMBS	4.50%	50.32%	10.00%	84.22%	2.52%	12.58%
Non-Agency RMBS IOs and IIOs	4.50%	42.58%	10.00%	67.37%	5.17%	10.04%
Non-Agency RMBS IOS and IIOs accounted for as derivatives	4.50%	10.85%	10.00%	54.80%	6.50%	10.73%
Non-Agency CMBS	N/A	N/A	N/A	N/A	N/A	N/A
Other securities	—%	31.56%	—%	100.00%	4.00%	10.36%

(1)
Conditional Repayment Rate

        The mortgages underlying our Non-Agency RMBS and Non-Agency CMBS are located in various states across the United States and other countries. The following table presents the five largest concentrations by location for the mortgages collateralizing our Non-Agency RMBS and Non-Agency CMBS as of December 31, 2015 based on fair value (dollars in thousands):

	Non-Agency RMBS			Non-Agency CMBS
	Concentration	Fair Value		Concentration	Fair Value
California	35.0%	$185,516	California	12.6%	$56,758
Florida	8.8%	46,913	New York	8.5%	38,382
New York	7.5%	40,011	Texas	7.5%	33,724
Virginia	4.0%	21,227	Germany	6.5%	29,200
Maryland	3.7%	19,730	Florida	6.3%	28,549

        We made investments in certain Non-Agency RMBS inverse floaters. The coupon rates on these securities have an inverse relationship to a benchmark rate. When the benchmark interest rate increases the coupon payment rate will decrease because the benchmark interest rate is deducted from the coupon payment. We generally purchased these securities at a premium. Accelerated prepayments on these bonds could result in an economic loss, as we would not recover the upfront premium. The premiums are amortized into income using the effective interest rate method. As of December 31, 2015 and December 31, 2014, we held $79.1 million and $93.9 million, respectively, in Non-Agency RMBS inverse floaters, excluding those accounted for as linked transactions. In addition as of December 31, 2014, we held $8.2 million in Non-Agency RMBS inverse floaters accounted for as linked transactions.

Our Whole-Loan Portfolio

        Our Residential Whole-Loans are comprised of mostly non-qualifying adjustable rate mortgages with low loan to values (or "LTV"). The following table presents certain information about our Residential Whole-Loans investment portfolio at December 31, 2015 (dollars in thousands):

			Weighted Average
Current Coupon Rate	Number of Loans	Principal Balance	Original LTV	Original FICO Score(1)	Expected Life (years)	Contractual Maturity (years)	Coupon Rate
3.01 - 4.00%	2	$698	35.7%	766	1.9	29.4	3.9%
4.01 - 5.00%	211	79,696	56.6%	728	1.4	27.5	4.5%
5.01 - 6.00%	302	128,204	55.1%	723	1.6	27.9	5.1%
6.01 - 7.00%	9	4,049	71.0%	723	1.4	23.4	6.4%

Total	524	$212,647	55.9%	725	1.5	27.6	4.9%

(1)
The original FICO score is not available for 139 loans with a principal balance of approximately $58.7 million at December 31, 2015. We have excluded those loans from the weighted average computation.

        The following table presents the U.S. states in which the collateral securing our Residential Whole-Loans at December 31, 2015 based on principal balance is located (dollars in thousands):

	State Concentration	Principal Balance
California	83.1%	$176,611
Washington	6.8%	14,442
Massachusetts	5.6%	12,000
New York	2.5%	5,399
Georgia	0.9%	1,813
Other	1.1%	2,382

Total	100.0%	$212,647

        As of December 31, 2015, all of our Residential Whole-Loans were performing.

Investment Activity

        The following tables present our investment portfolio activity, including linked transactions (Non-GAAP) for the years ended December 31, 2015, December 31, 2014 and December 31, 2013 (dollars in thousands):

	For the year ended December 31, 2015
	Purchases	Principal Payments and Basis Recovery	Proceeds from Sales
Agency RMBS and Agency RMBS IOs and IIOs	$225,097	$312,734	1,300,408
Non-Agency RMBS	134,743	71,368	233,257
Agency CMBS and Agency CMBS IOs and IIOs	—	5,620	—
Non-Agency CMBS	198,582	1,895	161,985
Other securities	856,136	5,983	851,714

Total MBS and other securities	$1,414,558	397,600	$2,547,364

Residential Whole-Loans(1)	229,199	20,355	—
Commercial Whole-Loans	8,750	8,750	—
Securitized commercial loan	14,000	—	—

Total MBS and other securities: Including Whole-Loans and securitized commercial loan	$1,666,507	$426,705	$2,547,364

(1)
Purchases of Residential Whole-Loans include premiums of $3.3 million paid at acquisition.

	For the year ended December 31, 2014
	Purchases	Principal Payments and Basis Recovery	Proceeds from Sales
Agency RMBS and Agency RMBS IOs and IIOs	$2,461,316	$263,947	$1,608,541
Non-Agency RMBS	718,519	63,225	414,130
Agency CMBS and Agency CMBS IOs and IIOs	30,009	2,781	3,673
Non-Agency CMBS	549,376	1,272	168,535
Other securities	254,022	1,060	180,385

Total MBS and other securities: Excluding Linked Transactions and Residential Whole-Loans (GAAP)	$4,013,242	$332,285	$2,375,264

Residential Whole-Loans(1)	7,161	9	—
Non-Agency RMBS Linked Transactions	—	4,801	6,215
Non-Agency CMBS Linked Transactions	41,656	—	—
Other securities Linked Transactions	13,083	—	—

Total MBS and other securities: Including Linked Transactions and Residential Whole-Loans (Non-GAAP)	$4,075,142	$337,095	$2,381,479

(1)
Purchases of Residential Whole-Loans include premiums of $131 thousand paid at acquisition.

	For the year ended December 31, 2013
	Purchases	Principal Payments and Basis Recovery	Proceeds from Sales
Agency RMBS and Agency RMBS IOs and IIOs	$1,581,736	$288,257	$3,491,805
Non-Agency RMBS	349,609	17,132	108,086
Agency CMBS and Agency CMBS IOs and IIOs	20,559	385	—
Non-Agency CMBS	8,325	—	—
Other securities	44,367	—	20,597

Total MBS: Excluding Linked Transactions (GAAP)	$2,004,596	$305,774	$3,620,488

Agency RMBS Linked Transactions	9,705	58	—
Non-Agency RMBS Linked Transactions	166,923	1,950	21,735

Total MBS: Including Linked Transactions (Non-GAAP)	$2,181,224	$307,782	$3,642,223

        For the years ended December 31, 2014 and December 31, 2013, we realized a net gain of approximately $1.1 million and a net gain of approximately $1.7 million, respectively from the unlinking of securities previously accounted for as derivatives through linked transactions. Through December 31, 2014, we reclassified, from mark-to-market adjustments on linked transactions to realized gain (loss) on linked transactions during the period the respective security became unlinked.

        The following table presents the vintage of our investment portfolio at December 31, 2015:

	2001	2003	2004	2005	2006	2007	2010	2011	2012	2013	2014	2015	Total
Agency RMBS
20-Year Mortgage	—	—	—	—	—	—	—	—	2.1%	12.4%	7.6%	0.1%	22.2%
30-Year Mortgage	—	—	—	—	—	—	—	0.1%	11.3%	8.3%	10.4%	—	30.1%
Agency Interest Only- Strips	—	—	—	—	0.2%	—	—	—	1.2%	0.4%	0.4%	—	2.2%
Agency and Non-Agency Interest-Only Strips, accounted for as derivatives	—	—	—	0.2%	0.1%	—	0.1%	0.1%	0.9%	0.5%	0.1%	—	2.0%
Non-Agency RMBS	—	0.1%	0.9%	4.2%	4.0%	4.9%	—	—	—	—	0.9%	1.9%	16.9%
Agency and Non-Agency CMBS	—	—	—	—	5.1%	3.8%	—	1.1%	0.2%	0.1%	2.4%	2.7%	15.4%
Other securities	0.4%	—	—	—	—	—	—	—	—	—	1.0%	1.9%	3.3%
Residential Whole-Loans	—	—	—	—	—	—	—	0.3%	0.6%	3.9%	2.1%	0.2%	7.1%
Securitized commercial loan	—	—	—	—	—	—	—	—	—	—	—	0.8%	0.8%

Total	0.4%	0.1%	0.9%	4.4%	9.4%	8.7%	0.1%	1.6%	16.3%	25.6%	24.9%	7.6%	100%

        As of December 31, 2015 the weighted average expected remaining term to the expected maturity of our investment portfolio was 6.7 years.

Financing and Other Liabilities

        We have entered into repurchase agreements to finance the vast majority of our investments. These agreements are secured by substantially all of our investments and bear interest at rates that have historically moved in close relationship to LIBOR. The following table summarizes our repurchase agreements and the fair value of the collateral pledged as of December 31, 2015 and December 31, 2014 (dollars in thousands):

	December 31, 2015		December 31, 2014
Collateral	Repurchase Agreement Borrowings Outstanding	Fair Value of Collateral Pledged(1)	Repurchase Agreement Borrowings Outstanding	Fair Value of MBS Collateral Pledged
Agency RMBS	$1,601,713	$1,658,865	$2,994,351	$3,158,544
Non-Agency RMBS	380,177	530,110	473,942	670,526
Agency and Non-Agency CMBS	356,369	487,643	325,864	431,938
Whole-Loans and securitized commercial loan(1)	180,892	232,538	4,930	7,220
Other securities	66,650	101,099	76,634	101,523

Total: Excluding Linked Transactions	$2,585,801	$3,010,255	$3,875,721	$4,369,751

Non-Agency RMBS Linked Transactions	—	—	6,559	8,156
Non-Agency CMBS Linked Transactions, including Non U.S.	—	—	22,458	38,609
Other securities Linked Transactions	—	—	2,840	5,719

Total: Including Linked Transactions (Non-GAAP)	$2,585,801	$3,010,255	$3,907,578	$4,422,235

(1)
Repurchase borrowings and collateral pledged attributed to Whole-Loans and securitized commercial loan owned through trust certificates. The trust certificates are eliminated upon consolidation.

        The following table presents our repurchase agreement borrowing activity, by type of collateral pledged, for the years ended December 31, 2015 and December 31, 2014 (dollars in thousands):

	For the year ended December 31, 2015		For the year ended December 31, 2014
Collateral	Proceeds	Repayments	Proceeds	Repayments
Agency RMBS	$11,993,568	$13,386,205	$17,888,989	$17,225,914
Non-Agency RMBS	2,239,344	2,343,400	2,889,924	2,624,905
Agency and Non-Agency CMBS	2,199,492	2,189,523	1,425,232	1,116,912
Whole-Loans and securitized commercial loan(1)	515,714	339,752	4,930	—
Other securities	595,942	605,033	610,911	555,601

Total: Excluding Linked Transactions	$17,544,060	$18,863,913	$22,819,986	$21,523,332

Agency RMBS Linked Transactions	—	—	—	—
Non-Agency RMBS Linked Transactions	—	—	126,769	181,396
Non-Agency CMBS Linked Transactions, including Non U.S.	—	—	44,785	20,240
Other securities Linked Transactions	—	—	9,381	6,541

Total	$17,544,060	$18,863,913	$23,000,921	$21,731,509

(1)
Repurchase borrowings collateralized by Whole-Loans and securitized commercial loan owned through trust certificates. The trust certificates are eliminated upon consolidation.

        At December 31, 2015, we had outstanding repurchase agreement borrowings with the following 21 counterparties totaling approximately $2.6 billion:

(dollars in thousands) Repurchase Agreement Counterparties	Amount Outstanding	Percent of Total Amount Outstanding	Fair Value of Company Investments Held as Collateral	Counterparty Rating(3)
Merrill Lynch Pierce Fenner & Smith Inc.(1)	$347,601	13.4%	$347,998	A
RBC (Barbados) Trading Bank Corporation(1)	322,154	12.5%	420,564	P-1
Credit Suisse Securities (USA) LLC(1)(2)	310,897	12.0%	429,833	A
JP Morgan Securities LLC(1)	301,424	11.7%	324,133	A+
Barclays Capital Inc.(1)	222,058	8.6%	262,381	A–
UBS Securities LLC(1)	143,318	5.5%	193,130	A
BNP Paribas Securities Corporation(1)	123,181	4.8%	129,483	A+
Goldman Sachs Bank USA(1)	117,897	4.6%	120,848	A
Deutsche Bank Securities LLC(1)	110,610	4.3%	120,550	BBB+
TD Securities (USA) LLC(1)	88,157	3.4%	92,686	AA–
Mizuho Securities USA Inc.(1)	85,825	3.3%	96,008	(P)A2
KGS-Alpha Capital Markets, L.P.(1)	72,778	2.8%	76,261	Unrated
Morgan Stanley & Co. LLC(1)	67,110	2.6%	72,693	A
Nomura Securities International, Inc.(1)	65,677	2.5%	79,196	Unrated(4)
Deutsche Bank AG(1)	61,442	2.4%	90,260	BBB+
RBC Capital Markets LLC(1)	59,695	2.3%	62,029	AA–
The Bank of Nova Scotia(1)	58,801	2.3%	59,922	A+
Citigroup Global Markets Inc.	10,981	0.4%	12,452	A
Wells Fargo Bank, N.A.	10,375	0.4%	10,967	AA–
Credit Suisse Securities (Europe) Limited	3,265	0.1%	5,323	A
Wells Fargo Securities LLC	2,555	0.1%	3,538	AA–

Total	$2,585,801	100.0%	$3,010,255

(1)
Counterparty holds collateral valued in excess of 5% of our stockholders' equity as security for our obligations under the applicable repurchase agreements as of December 31, 2015.
(2)
Fair value of Company assets held as collateral includes Residential Whole-Loans and securitized commercial loan owned through trust certificates with a fair value of $218.5 million and $14.0 million, respectively.
(3)
The counterparty ratings presented above are the long-term issuer credit ratings as rated at December 31, 2015 by S&P, except for Mizuho Securities USA Inc. which is the long-term issuer credit rating by Moody's at December 31, 2015 and for RBC (Barbados) Trading Bank Corporation which is the short-term issuer credit rating by Moody's at December 31, 2015.
(4)
Nomura Holdings, Inc., the parent company of Nomura Securities International, Inc., is rated BBB+ by S&P at December 31, 2015.

        At December 31, 2014, we had outstanding repurchase agreement borrowings with the following 21 counterparties totaling approximately $3.9 billion, which is a Non-GAAP measure due to our Linked Transactions, which is reconciled to GAAP below as follows:

(dollars in thousands) Repurchase Agreement Counterparties	Amount Outstanding	Percent of Total Amount Outstanding	Fair Value of Company Investments Held as Collateral(2)	Counterparty Rating(3)
Merrill Lynch Pierce Fenner & Smith Inc.(1)	$598,717	15.3%	$621,152	A
Deutsche Bank Securities LLC(1)	442,131	11.3%	482,107	A
Barclays Capital Inc.(1)	364,609	9.3%	413,245	A
JP Morgan Securities LLC(1)	353,676	9.1%	382,364	A+
BNP Paribas Securities Corporation(1)	336,531	8.6%	359,216	A+
Royal Bank of Canada(1)	275,065	7.0%	371,280	AA–
UBS Securities LLC(1)	256,405	6.6%	307,947	A
Credit Suisse Securities (USA) LLC(1)	241,541	6.2%	326,785	A
Goldman Sachs Bank USA(1)	236,873	6.1%	246,796	A
Mizuho Securities USA Inc.(1)	204,755	5.2%	231,506	(P)A2
Morgan Stanley & Co. LLC(1)	157,926	4.0%	162,348	A
Jefferies & Company Inc.(1)	77,098	2.0%	81,930	BBB–
RBC Capital Markets LLC(1)	75,003	1.9%	78,413	AA–
RBC (Barbados) Trading Bank Corporation(1)	54,561	1.4%	73,266	P-1
The Royal Bank of Scotland plc(1)	51,252	1.3%	70,333	A–
Wells Fargo Bank NA(1)	50,984	1.3%	53,635	AA–
Nomura Securities International, Inc.(1)	41,226	1.1%	42,449	Unrated(4)
Citigroup Global Markets Inc.(1)	32,100	0.8%	42,399	A
Deutsche Bank AG(1)	27,362	0.7%	41,866	A
KGS-Alpha Capital Markets, L.P.	23,789	0.6%	25,229	Unrated
Wells Fargo Securities LLC	5,974	0.2%	7,968	AA–

Total: Non-GAAP Basis—Including Linked Transactions, including Non U.S.	$3,907,578	100.0%	$4,422,234

Linked Transactions	31,857	—	52,483

Total: GAAP Basis—Excluding Linked Transactions	$3,875,721	—	$4,369,751

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
(4)
Nomura Holdings, Inc., the parent company of Nomura Securities International, Inc., is rated BBB+ by S&P at December 31, 2014.

        We record the liability for MBS and other securities purchased, for which settlement has not taken place as an investment related payable. As of December 31, 2015, we had investment related payables of $66.1 million of which no items were outstanding greater than 30 days.

        The following table presents our repurchase agreement borrowings by type of collateral pledged as of December 31, 2015 and December 31, 2014 and the respective Cost of Funds for the periods then ended (dollars in thousands):

Collateral	Balance (GAAP) December 31, 2015	Weighted Average Cost of Funds for the year ended December 31, 2015	Balance (GAAP) December 31, 2014	Weighted Average Cost of Funds for the year ended December 31, 2014
Agency RMBS	$1,601,713	0.46%	$2,994,351	0.38%
Non-Agency RMBS	380,177	1.63	473,942	1.62
Agency and Non-Agency CMBS	356,369	1.61	325,864	1.51
Whole-Loans and securitized commercial loan(1)	180,892	2.63	4,930	1.36
Other securities	66,650	1.95	76,634	1.48

Total	$2,585,801	0.82%	$3,875,721	0.60%

(1)
Repurchase agreement borrowings collateralized by Whole-Loans and securitized commercial loan owned through trust certificates. The trust certificates are eliminated upon consolidation.

        The following table presents our repurchase agreement borrowings by type of collateral pledged as of December 31, 2015 and December 31, 2014, and the respective Effective Cost of Funds (Non-GAAP financial measure) for the periods then ended (dollars in thousands), see "Non-GAAP financial measures":

Collateral	Balance (Non-GAAP) December 31, 2015	Weighted Average Effective Cost of Funds for the year ended December 31, 2015(1)	Balance (Non-GAAP) December 31, 2014	Weighted Average Effective Cost of Funds for the year ended December 31, 2014(1)
Agency RMBS	$1,601,713	1.12%	$2,994,351	1.31%
Non-Agency RMBS	380,177	1.97	473,942	1.83
Agency and Non-Agency CMBS	356,369	2.08	325,864	2.08
Whole-Loans and securitized commercial loan(2)	180,892	2.63	4,930	1.36
Other securities	66,650	1.95	76,634	1.48

Total: Excluding Linked Transactions	$2,585,801	1.39%	$3,875,721	1.41%

Non-Agency RMBS Linked Transactions	—	—	6,559	1.65
Non-Agency CMBS Linked Transactions, including Non U.S.	—	—	22,458	1.94
Other Securities Linked Transactions	—	—	2,840	2.00

Total	$2,585,801	1.39%	$3,907,578	1.41%

(1)
The effective cost of funds for the years ended December 31, 2015 and December 31, 2014, are calculated on an annualized basis and include interest expense for the periods and net periodic interest payments on interest rate swaps, net of premium amortization on MAC swaps, of approximately $19.1 million and $29.9 million, respectively, interest payments on Non-Agency RMBS linked transactions of approximately $0 and $346 thousand, respectively, interest payments on Non-Agency CMBS linked transactions of approximately $0 and $167 thousand, respectively, and interest payments on other securities linked transactions of approximately $0, and $33 thousand, respectively. While swaps are not accounted for using hedge accounting, such instruments are viewed by us as an economic hedge against increases in interest rates on our liabilities and are classified as hedges for purposes of satisfying the REIT requirements. See "Non-GAAP Financial Measures."
(2)
Repurchase agreement borrowings collateralized by Whole-Loans and securitized commercial loan owned through trust certificates. The trust certificates are eliminated upon consolidation.

        The following table presents our average repurchase agreement borrowings, by type of collateral pledged, on a GAAP and Non-GAAP basis for the years ended December 31, 2015 and December 31, 2014 (dollars in thousands):

Collateral	For the year ended December 31, 2015	For the year ended December 31, 2014
Agency RMBS	$2,403,723	$3,019,411
Non-Agency RMBS	418,975	393,426
Agency and Non-Agency CMBS	363,849	218,995
Whole-Loans and securitized commercial loan(1)	69,563	1,249
Other securities	99,617	66,026

Total: Excluding Linked Transactions (GAAP)	$3,355,727	$3,699,107

Agency RMBS Linked Transactions (Non-GAAP)	—	—
Non-Agency RMBS Linked Transactions (Non-GAAP)	—	20,859
Non-Agency CMBS Linked Transactions (Non-GAAP), including Non U.S.	—	8,588
Other securities Linked Transactions (Non-GAAP)	—	1,652

Total (Non-GAAP)	$3,355,727	$3,730,206

Maximum borrowings during the period (Non-GAAP)(2)	3,968,357	4,258,778

(1)
Repurchase agreement borrowings collateralized by Whole-Loans and securitized commercial loan owned through trust certificates. The trust certificates are eliminated upon consolidation.
(2)
Amount represents the maximum borrowings at month-end during each of the respective periods.

        Derivative Instruments.    As of December 31, 2015, we had entered into interest rate swaps designed to mitigate the effects of increases in interest rates under a portion of our repurchase agreements as such repurchase agreements are renewed and/or extended. The interest rate swaps generally provide for fixed interest rates that are indexed off of LIBOR and are viewed by us to effectively fix the floating interest rates, on our repurchase agreements. In managing our interest rate swap position in conjunction with our hedging strategy and potential tax implications, we may enter into variable-rate payment swaps which effectively act as an offset to fixed-rate payment swaps. We also enter into compression trades that enable us to terminate substantial amounts of swap contracts before they expire by their terms, when there has been substantial two-way (pay and receive) swap activity. For the year ended December 31, 2015, we entered into compression trades to terminate approximately $11.1 billion of fixed-rate payment interest rate swaps and approximately $11.1 billion of variable-rate payment interest rate swaps realizing a net gain on termination of approximately $8.9 million. These "compression trades" reduce the number of interest rate swaps outstanding. In addition to simplifying, our balance sheet, by reducing the number of interest rate swaps outstanding, we are frequently able to reduce the amount of margin required to carry such positions. As of December 31, 2015, we have entered into approximately $3.2 billion of interest rate swaps to effectively fix the interest rate of our borrowings under our repurchase agreements; net of variable-rate payment interest rate swaps of approximately $2.3 billion, and excluding forward starting interest rate swaps of $710.0 million.

        The following tables present information about our fixed pay rate interest rate swaps as of December 31, 2015, and December 31, 2014 (dollars in thousands):

	December 31, 2015
Remaining Interest Rate Swap Term	Notional Amount	Fair Value—Asset (Liability), net	Average Fixed Pay Rate	Average Maturity (Years)	Forward Starting
1 year or less	$1,286,000	$163	0.6%	0.6	—%
Greater than 1 year and less than 3 years	1,131,800	(1,450)	1.1	1.4	—
Greater than 3 years and less than 5 years	1,345,200	(22,705)	2.1	4.6	—
Greater than 5 years	2,404,600	(131,744)	2.8	10.2	29.5

Total	$6,167,600	$(155,736)	1.9%	5.4	11.5%

	December 31, 2014
Remaining Interest Rate Swap Term	Notional Amount	Fair Value—Asset (Liability), net	Average Fixed Pay Rate	Average Maturity (Years)	Forward Starting
1 year or less	$89,300	$(111)	0.5%	0.9	—%
Greater than 1 year and less than 3 years	1,972,300	(733)	0.8	1.8	20.3
Greater than 3 years and less than 5 years	603,000	(4,597)	1.8	4.2	—
Greater than 5 years	3,103,770	(156,952)	2.8	9.4	63.1

Total	$5,768,370	$(162,393)	2.0%	6.2	40.9%

        The following tables present information about our variable pay rate interest rate swaps as of December 31, 2015, and December 31, 2014 (dollars in thousands):

	December 31, 2015
Remaining Interest Rate swap Term	Notional Amount	Fair Value—Asset (Liability), net	Average Variable Pay Rate	Average Maturity (Years)	Forward Starting
Greater than 3 years and less than 5 years	$1,170,700	$(8,902)	0.4%	4.5	—%
Greater than 5 years	1,102,200	(4,032)	0.4	12.3	—

Total	$2,272,900	$(12,934)	0.4%	8.2	—%

	December 31, 2014
Remaining Interest Rate swap Term	Notional Amount	Fair Value—Asset (Liability), net	Average Variable Pay Rate	Average Maturity (Years)	Forward Starting
Greater than 1 years and less than 3 years	$220,000	$(164)	0.2%	2.0	—%
Greater than 3 years and less than 5 years	634,000	2,210	0.2	4.5	—
Greater than 5 years	1,309,600	45,229	0.2	12.1	8.4

Total	$2,163,600	$47,275	0.2%	8.8	5.1%

        The following tables present information about our interest rate swaptions as of December 31, 2015, and December 31, 2014 (dollars in thousands):

	December 31, 2015
	Option		Underlying Swap
Fixed-Pay Rate for Underlying Swap	Fair Value	Weighted Average Months Until Option Expiration	Notional Amount	Weighted Average Swap Term (Years)
1.76 - 2.00%	$890	2.1	$400,000	5.0
2.01 - 2.25%	129	2.1	100,000	5.0
2.26 - 2.50%	1	5.8	105,000	1.0

	$1,020	2.7	$605,000	4.3

	December 31, 2015
	Option		Underlying Swap
Variable-Pay Rate for Underlying Swap	Fair Value	Weighted Average Months Until Option Expiration	Notional Amount	Weighted Average Swap Term (Years)
1.26 - 1.50%	$459	2.1	$500,000	5.0

	$459	2.1	$500,000	5.0

	December 31, 2014
	Option		Underlying Swap
Fixed-Pay Rate for Underlying Swap	Fair Value	Weighted Average Months Until Option Expiration	Notional Amount	Weighted Average Swap Term (Years)
2.26 - 2.50%	$178	17.8	$105,000	1.0

	$178	17.8	$105,000	1.0

        We also purchased or shorted TBAs. As of December 31, 2015 and December 31, 2014, we had contracts to purchase ("long position") and sell ("short position") TBAs on a forward basis. Following is a summary of our long and short TBA positions reported in Derivative assets, at fair value and Derivative liability, at fair value on the Consolidated Balance Sheets as of December 31, 2015 and December 31, 2014 (dollars in thousands):

	December 31, 2015		December 31, 2014
	Notional Amount	Fair Value	Notional Amount	Fair Value
Purchase contracts, asset	$1,650,000	$3,268	$2,915,000	$17,457

TBA securities, asset	1,650,000	3,268	2,915,000	17,457

Purchase contracts, liability	—	—	—	—
Sale contracts, liability	(825,000)	(893)	(2,590,000)	(12,355)

TBA securities, liability	(825,000)	(893)	(2,590,000)	(12,355)

TBA securities, net	$825,000	$2,375	$325,000	$5,102

        The following table presents additional information about our contracts to purchase and sell TBAs for the years ended December 31, 2015 and December 31, 2014 (dollars in thousands):

	Notional Amount as of December 31, 2013	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount as of December 31, 2014	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount as of December 31, 2015
Purchase of TBAs	$190,000	$25,353,196	$(22,628,196)	$2,915,000	$31,576,000	$(32,841,000)	$1,650,000
Sale of TBAs	$—	$25,218,196	$(22,628,196)	$2,590,000	$31,076,000	$(32,841,000)	$825,000

        We also enter into Eurodollar, Volatility Index and U.S Treasury futures. As of December 31, 2015, we had entered into contracts to buy ("long position") U.S. Treasuries with a notional amount of $480.8 million, a fair value in a liability position of $635 thousand and an expiration date of March 2016. As of December 31, 2014, we had purchase contracts ("long position") for Eurodollar futures, representing a notional amount of $592.0 million with a fair value of $451 thousand and an expiration date of June 2016. In addition, as of December 31, 2014, we had sale contracts ("short position") for Eurodollar futures, representing a notional amount of $592.0 million with a fair value in a liability position of $1.2 million and an expiration date of June 2018. During the year ended December 31, 2015, we terminated both Eurodollar futures and realized a net loss of $459 thousand.

        We have invested in and, in the future, may invest in additional assets which are denominated in a currency or currencies other than U.S. dollars. Similarly, we have and may in the future, finance such assets in a currency or currencies other than U.S. dollars. In order to mitigate the impact to us, we may enter into derivative financial instruments, including foreign currency swaps and foreign currency forwards, to manage fluctuations in the valuation between U.S. dollars and such foreign currencies. Foreign currency swaps involve the payment of a foreign currency at fixed interest rate on a fixed notional amount and the receipt of U.S. dollars at a fixed interest rate on a fixed notional amount. Foreign currency forwards provide for the payment of a fixed amount of a foreign currency in exchange for a fixed amount of U.S. dollars at a date certain in the future. The carrying value of foreign currency swaps and forwards is included in Derivative assets (liabilities), at fair value on the Consolidated Balance Sheets with changes in valuation included in Gain (loss) on derivative instruments, net on the Consolidated Statement of Operations. The following is a summary of our foreign currency forwards at December 31, 2015 and December 31, 2014 (dollars and euros in thousands):

	December 31, 2015
Derivative Type	Notional Amount	Notional (USD Equivalent)	Maturity	Fair Value
Buy USD/Sell EUR currency forward	€5,083	$5,825	January 2016	$302

Currency forwards, assets	€5,083	$5,825	n/a	$302

Buy EUR/Sell USD currency forward	€6,800	$7,671	January 2016	$(281)

Currency forwards, liabilities	€6,800	$7,671	n/a	$(281)

Total currency forwards	€11,883	$13,496	n/a	$21

	December 31, 2014
Derivative Type	Notional Amount	Notional (USD Equivalent)	Maturity	Fair Value
Buy USD/Sell EUR currency forward	€3,331	$4,143	January 2015	$112
Buy USD/Sell EUR currency forward	7,766	9,417	January 2015	21
Buy USD/Sell EUR currency forward	3,471	4,211	February 2015	9
Buy EUR/Sell USD currency forward	5,000	6,051	January 2015	1

Currency forwards, assets	€19,568	$23,822	n/a	$143

Buy USD/Sell EUR currency forward	€5,043	$6,104	February 2015	$(1)
Buy EUR/Sell USD currency forward	11,156	13,542	April 2015	(30)
Buy EUR/Sell USD currency forward	11,156	13,914	January 2015	(415)

Currency forwards, liabilities	€27,355	$33,560	n/a	$(446)

Total currency forwards	€46,923	$57,382	n/a	$(303)

        The following is a summary of our foreign currency swaps with a fair value of $7.2 million and $3.9 million at December 31, 2015 and December 31, 2014, respectively (dollars and euros in thousands):

	Date entered	Maturity	Fixed Rate	Denomination	Notional Amount
Payer	June 2014	July 2024	7.25%	EUR	18,500
Receiver	June 2014	July 2024	9.005%	USD	25,160

Results of Operations

General

        For the year ended December 31, 2015, we had net loss of $9.5 million or $0.25 per basic and diluted weighted average common share, compared to net income of $100.7 million or $2.67 per basic and diluted weighted average common share for the year ended December 31, 2014. Our results of operations, for the year ended December 31, 2015, were significantly impacted by declines in the fair value of our MBS portfolio, and the decline in fair value of our derivative instruments. This simultaneous movement was a result of mortgage spreads widening more than swap rates rallied in 2015, resulting in a combined mark-to-market loss of approximately of $111.2 million in 2015 compared to a mark-to-market gain of $8.9 million in 2014.

Net Interest Income

        The following table sets forth certain information regarding our net investment income for the years ended December 31, 2015, December 31, 2014 and December 31, 2013 (dollars in thousands):

Period Ended	Average Amortized Cost of Assets	Total Interest Income(1)	Yield on Average Assets	Average Balance of Borrowings	Total Interest Expense	Average Cost of Funds(2)	Net Interest Income	Net Interest Rate Spread
December 31, 2015
Agency RMBS	$2,713,994	$71,673	2.64%	$2,403,723	$10,989	0.46%	$60,684	2.18%
Non-Agency RMBS	566,416	36,464	6.44%	418,975	6,829	1.63%	29,635	4.81%
Agency and Non-Agency CMBS	477,050	31,746	6.65%	363,849	5,858	1.61%	25,888	5.04%
Residential Whole-Loans	82,936	3,031	3.65%	69,026	1,816	2.63%	1,215	1.02%
Commercial Whole-Loans	4,699	424	9.02%	—	—	—%	424	9.02%
Securitized commercial loan	3,904	356	9.12%	2,255	170	7.54%	186	1.58%
Other Securities	146,350	9,010	6.16%	99,617	1,943	1.95%	7,067	4.21%

Total	$3,995,349	$152,704	3.82%	$3,357,445	$27,605	0.82%	$125,099	3.00%

December 31, 2014
Agency RMBS	$3,199,803	$95,847	3.00%	$3,019,411	$11,589	0.38%	$84,258	2.62%
Non-Agency RMBS	553,534	33,057	5.97%	393,426	6,378	1.62%	26,679	4.35%
Agency and Non-Agency CMBS	276,394	15,459	5.59%	218,995	3,300	1.51%	12,159	4.08%
Residential Whole-Loans	962	32	3.33%	1,249	17	1.36%	15	1.97%
Other Securities	82,125	4,715	5.74%	66,026	979	1.48%	3,736	4.26%

Total	$4,112,818	$149,110	3.63%	$3,699,107	$22,263	0.60%	$126,847	3.03%

December 31, 2013
Agency RMBS	$3,847,064	$111,851	2.91%	$3,681,655	$15,839	0.43%	$96,012	2.48%
Non-Agency RMBS	190,692	12,299	6.45%	114,053	2,012	1.76%	10,287	4.69%
Agency and Non-Agency CMBS	6,283	438	6.97%	4,525	63	1.39%	375	5.58%
Other Securities	9,071	740	8.16%	5,257	105	2.00%	635	6.16%

Total	$4,053,110	$125,328	3.09%	$3,805,490	$18,019	0.47%	$107,309	2.62%

(1)
Amount includes net (amortization of premiums), accretion of discounts and (amortization/recovery of basis) of approximately $(48.1) million for Agency RMBS, approximately $(8.0) million for Non-Agency RMBS, approximately $1.6 million for Agency and Non-Agency CMBS, approximately $(1.1) million for Residential Whole-Loans and $2.6 million for other securities for the year ended December 31, 2015. For the year ended December 31, 2014, amount includes net (amortization of premiums), accretion of discounts and (amortization/recovery of basis) of approximately $(57.1) million for Agency RMBS, approximately $(3.3) million for Non-Agency RMBS, approximately $(435) thousand for Agency and Non-Agency CMBS, approximately $(26) thousand for Residential Whole-Loans and approximately $858 thousand for other securities. For the year ended December 31, 2013, amount includes net (amortization of premiums), accretion of discounts and (amortization/recovery of basis) of approximately $(60.3) million for Agency RMBS, approximately $8.1 million for Non-Agency RMBS, approximately $(106) thousand for Agency and Non-Agency CMBS and approximately $152 thousand for other securities. In accordance with GAAP, interest income does not include approximately $2.9 million and $1.4 million for linked transactions for the years ended December 31, 2014 and December 31, 2013, respectively; instead such amounts are included in gain (loss) on linked transactions.
(2)
For the years ended December 31, 2015, December 31, 2014 and December 31, 2013, cost of funds does not include accrual and settlement of interest, net of premium amortization on MAC swaps, of approximately $19.1 million, $29.9 million and $22.9 million associated with derivative instruments and $0, $546 thousand and $271 thousand associated with linked transactions, respectively. In accordance with GAAP, such costs are included in gain (loss) on derivative instruments, in the Consolidated Statement of Operations.

        For the years ended December 31, 2015, December 31, 2014 and December 31, 2013, we earned interest income on our investments of approximately $152.7 million, $149.1 million and $125.3 million, respectively and incurred interest expense, which primarily related to our borrowings under repurchase of approximately $27.6 million, $22.3 million and $18.0 million, respectively. The increase in interest income for the year ended December 31, 2015 as compared to the year ended December 31, 2014 was primarily the result of an increase in interest rates and our strategic shift to deploy capital to our Non-Agency RMBS, Agency CMBS, Non-Agency CMBS, ABS and Whole-Loans which generate higher yields and spreads, relative to our Agency RMBS. Our yield on average assets increased to 3.82% from 3.63%. Our higher borrowing costs reflects: (i) the increase in interest rates, (ii) increased interest costs associated with financing Non-Agency RMBS, Agency CMBS, Non-Agency CMBS, ABS and Whole-Loans which generally have higher interest rates than repurchase agreements on Agency RMBS, resulting from our continued reallocation of capital into these asset classes. The increase was partially offset by lower average repurchase agreement borrowings. With respect to our borrowings from repurchase agreements and securitized debt, for the year ended December 31, 2015, as compared to the year ended December 31, 2014, our average borrowings decreased slightly from $3.7 billion to $3.4 billion, while the average cost of funds for the same periods, increased from 0.60% to 0.82%. When we went public in 2012, our focus was on Agency RMBS and at December 31, 2013, our portfolio consisted almost entirely of Agency RMBS. In 2013, the percentage of Agency RMBS in our portfolio decreased from 99.9% to 94.9% with the difference being invested almost entirely in Non-Agency RMBS. This trend continued in 2014, with the percentage of Agency RMBS decreasing to 77.8% and the percentage of Non-Agency RMBS and CMBS increasing to 13.5% and 6.7% respectively. As we shifted to a more credit-oriented portfolio, our average yield increased to 3.82% and 3.63%, respectively for the years ended December 31, 2015 and 2014 from 3.09% for the year ended December 31, 2013. While our average cost of funds also increased to 0.82% and 0.60%, respectively for the years ended December 31, 2015 and 2014 from 0.47% for the year ended December 31, 2013 this was offset by the increase in average yield, resulting in a slight decrease in net interest spread to 3.00% from 3.03%, respectively for the years ended December 31, 2015 and 2014 from 2.62% for the year ended December 31, 2013. Other factors impacting interest income include assumptions pertaining prepayments, defaults and loss severity on our credit sensitive portfolio. The cost of repurchase financing for Agency RMBS remained relatively constant over the past three years. Our overall cost of repurchase financing has increased due to our gradual shift to credit sensitive investments.

Other income (loss), net

Realized gain (loss) on investments

        The mortgage and structured securities markets remain dynamic and, at times, volatile markets. Our Manager regularly reviews the characteristics of our portfolio and may make changes to our portfolio in order to adjust such portfolio characteristics in response to and/or anticipation of changing market conditions in an effort to achieve the appropriate risk reward ratio. Accordingly, due to changes in market conditions or expected changes in market conditions, we sold these MBS and other assets in order to adjust the overall characteristics of our portfolio to include a higher proportion of credit sensitive investments.

        The following tables present the sales and realized gains (loss) of our investments for each of the years ended December 31, 2015, 2014 and 2013 (dollars in thousands):

	For the year ended December 31, 2015
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Agency RMBS(1)	$1,293,120	$12,054	$(12,449)	$(395)
Non-Agency RMBS	233,257	11,066	(174)	10,892
Agency and Non-Agency CMBS	161,985	2,123	(171)	1,952
Other securities	851,714	1,188	(5,358)	(4,170)

Total	$2,540,076	$26,431	$(18,152)	$8,279

(1)
Excludes proceeds for Agency Interest-Only Strips, accounted for as derivatives, of approximately $7.3 million, gross realized gains of $626 thousand and gross realized losses of $31 thousand.

	For the year ended December 31, 2014
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Agency RMBS(1)	$1,574,301	$11,134	$(39,353)	$(28,219)
Non-Agency RMBS	414,130	20,290	(993)	19,297
Agency and Non-Agency CMBS(2)	168,535	2,007	(22)	1,985
Other securities	180,385	4,759	—	4,759

Total	$2,337,351	$38,190	$(40,368)	$(2,178)

(1)
Excludes proceeds for Agency Interest-Only Strips, accounted for as derivatives, of approximately $34.2 million, gross realized gains of $439 thousand and gross realized losses of approximately $1.6 million.
(2)
Excludes proceeds for Agency CMBS Interest-Only Strips, accounted for as derivatives, of approximately $3.7 million, gross realized gains of $389 thousand and gross realized losses of $0.

	For the year ended December 31, 2013
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Agency RMBS(1)	$3,471,370	$8,646	$(126,128)	$(117,482)
Non-Agency RMBS	108,086	5,449	(376)	5,073
Other securities	20,597	1,697	—	1,697

Total	$3,600,053	$15,792	$(126,504)	$(110,712)

(1)
Excludes proceeds for Agency Interest-Only Strips, accounted for as derivatives, of approximately $20.4 million and gross realized losses of approximately $1.1 million.

Unrealized gain (loss) on investments

        With respect to our investments, we elected the fair value option and, as a result, we record the change in fair value related to these investments in earnings. The change in unrealized gain (loss) on investments is directly attributable to changes in market pricing on the underlying investments during the period. For the year ended December 31, 2015, the average price on our Agency RMBS, Non-Agency RMBS and CMBS decreased significantly as a result of mortgage spreads widening. The decrease was partially offset by unrealized gains on our Whole-Loan portfolio and other securities.

        The following table presents the net unrealized gains and losses we recorded on our investments (dollars in thousands):

	For the year ended December 31, 2015	For the year ended December 31, 2014	For the year ended December 31, 2013
Agency RMBS	$(17,428)	$177,089	$(169,020)
Non-Agency RMBS	(3,024)	11,441	6,991
Agency and Non-Agency CMBS	(17,598)	2,951	855
Whole-Loans	3,548	94	—
Other securities	491	(2,564)	1,065

Total	$(34,011)	$189,011	$(160,109)

Other loss on securities

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

        The following table presents the other-than-temporary impairments we recorded on our securities portfolio (dollars in thousands):

	For the year ended December 31, 2015	For the year ended December 31, 2014	For the year ended December 31, 2013
Agency RMBS	$4,005	$4,703	$11,300
Non-Agency RMBS	9,216	11,293	550
Non-Agency CMBS	4,061	228	8
Other securities	2,509	790	—

Total	$19,791	$17,014	$11,858

Gain (loss) on linked transactions, net

	For the year ended December 31, 2014
Instrument	Net Interest Income(1) (Expense)	Mark-to-market adjustments on linked transactions	Net Realized Gain (loss)	Gain (loss) on linked transactions, net
Non-Agency RMBS	$1,569	$393	$1,589	$3,551
Non-Agency CMBS, including Non U.S.	961	(3,044)	—	(2,083)
Other securities	349	9	(192)	166
Non-Agency Repurchase Agreement	(346)	—	—	(346)
CMBS Repurchase Agreement, including Non U.S.	(167)	782	—	615
Other securities Repurchase Agreement	(33)	—	—	(33)

Linked transactions, net, at fair value	$2,333	$(1,860)	$1,397	$1,870

(1)
Net interest income includes amortization of premium of approximately $3.3 million for Non-Agency RMBS and $0 for Non-Agency CMBS and accretion of $221 thousand for other securities.

	For the Year Ended December 31, 2013
Instrument	Net Interest Income(1) (Expense)	Mark-to-market adjustments on linked transactions	Net Realized Gain (loss)	Gain (loss) on linked transactions, net
Agency RMBS	$44	$—	$(254)	$(210)
Non-Agency RMBS	1,371	(56)	3,303	4,618
Agency Repurchase Agreement	(6)	—	—	(6)
Non-Agency Repurchase Agreement	(265)	—	—	(265)

Linked transactions, net, at fair value	$1,144	$(56)	$3,049	$4,137

(1)
Net interest income includes amortization of premium of $9 thousand for Agency RMBS and accretion of discount of $555 thousand for Non-Agency RMBS.

Gain (loss) on derivatives, net

For the year ended December 31, 2015:

Description	Realized Gain (Loss), net	Contractual interest income (expense), net(1)	Return (Recovery) of Basis	Mark-to- market adjustments	Total
Interest rate swaps	$23,680	$(20,366)	$1,250	$(68,843)	$(64,279)
Interest rate swaptions	(5,242)	—	—	(1,486)	(6,728)
Agency and Non-Agency Interest-Only Strips accounted for as derivatives	595	21,872	(17,265)	(4,283)	919
Options	(711)	—	—	—	(711)
Futures contracts	(527)	—	—	105	(422)
Foreign currency forwards	(901)	—	—	323	(578)
Foreign currency swaps	—	795	—	3,311	4,106
TBAs	1,524	—	—	(2,726)	(1,202)

Total	$18,418	$2,301	$(16,015)	$(73,599)	$(68,895)

(1)
Contractual interest income (expense), net on derivative instruments includes interest settlement paid or received.

For the year ended December 31, 2014:

Description	Realized Gain (Loss), net	Contractual interest income (expense), net(1)	Return (Recovery) of Basis	Mark-to- market adjustments	Total
Interest rate swaps	$5,440	$(31,764)	$1,818	$(183,379)	$(207,885)
Interest rate swaptions	(3,606)	—	—	(1,697)	(5,303)
Agency and Non-Agency Interest-Only Strips accounted for as derivatives	(753)	26,097	(18,868)	(2,136)	4,340
Options	(2,813)	—	—	—	(2,813)
Futures contracts	(16,495)	—	—	(740)	(17,235)
Foreign currency forwards	(1,759)	—	—	(303)	(2,062)
Foreign currency swaps	—	317	—	3,857	4,174
TBAs	40,015	—	—	6,273	46,288

Total	$20,029	$(5,350)	$(17,050)	$(178,125)	$(180,496)

(1)
Contractual interest income (expense), net on derivative instruments includes interest settlement paid or received.

For the Year ended December 31, 2013:

Description	Realized Gain (Loss), net	Contractual interest income (expense), net(1)	Basis Recovery	Mark-to- market adjustments	Total
Interest rate swaps	$65,305	$(22,932)	$—	$83,764	126,137
Interest rate swaptions	23,671	—	—	4,733	28,404
Agency and Non-Agency Interest-Only Strips accounted for as derivatives	(1,124)	28,273	(18,010)	(700)	8,439
Options	(925)	—	—	—	(925)
TBAs	(1,499)	—	—	(3,009)	(4,508)

Total	$85,428	$5,341	$(18,010)	$84,788	$157,547

(1)
Contractual interest income (expense), net on derivative instruments includes interest settlement paid or received.

        In order to mitigate interest rate risk resulting from our future repurchase agreement borrowings, we entered into interest rate swaps with an aggregate notional amount of approximately $8.4 billion, of which $710.0 million are forward starting. As of December 31, 2015, our effective swaps are comprised of approximately $5.5 billion fixed pay rate swaps and $2.3 billion are variable pay swaps, which effectively fix (for the life of the swap) the floating interest rate of approximately $3.2 billion of borrowings. We also invested in interest rate swaptions with an aggregate notional amount of approximately $105.0 million at December 31, 2015. Similarly, we have entered into currency swaps and currency forwards with an aggregate notional amount of approximately $38.7 million (€ 30.4 million) in order to mitigate our foreign currency risk on our euro denominated assets and liabilities. The fair value of our interest rate swaps declined as a result of the swap spreads tightening. While not designated as a hedge for accounting purposes, our current and future interest rate swaps, interest rate swaptions, foreign currency swaps and foreign currency forwards are, collectively viewed as an economic hedge on a portion of our floating-rate borrowings and foreign currency rate exposure, respectively. Since we do not apply hedge accounting for these instruments, we record the change in fair value related to such agreements in earnings in Gain (loss) on derivative instruments, net. Included in Gain (loss) on derivative instruments, net in our Consolidated Statement of Operations are the net interest rate swap payments and currency payments (including accrued amounts) associated with these instruments.

Other, net

        For the years ended December 31, 2015, December 31, 2014 and December 31, 2013 other income was approximately $2.3 million, $1.4 million and $91 thousand of which approximately $2.1 million, 1.7 million and $0, respectively, was related to net foreign currency gain and the balance comprised of miscellaneous interest income/ expense on cash collateral for our derivatives and repurchase agreements. Generally, our foreign currency denominated investments are financed with repurchase agreements in the same currency. We recognize a gain or loss in foreign currency exchange, depending on the movement of the exchange rates during the period.

Expenses

General and Administrative Expenses

        We incurred general and administrative expenses of approximately $11.6 million, $9.1 million and $6.4 million for the years ended December 31, 2015, December 31, 2014 and December 31, 2013, respectively, which represents professional fees, insurance, non-cash stock based compensation and overhead costs of the Company. The increase in general and administrative expenses from 2015 over 2014 is primarily due to an increase in equity based compensation, professional fees due to increased audit, tax, internal audit and outsourced accounting fees, compensation expense due to 2015 approved increases in compensation for our chief financial officer and controller, and clearinghouse fees related to our derivative instruments. The increase in general and administrative expenses from 2014 over 2013 is primarily due to an increase in equity based compensation, custodian fees, compensation expense for our chief financial officer and controller, and transaction costs related to the implementation of our Residential Whole-Loan program.

Management Fee Expense

        We incurred management fee expense of approximately $10.9 million, $9.6 million and $7.8 million for the years ended December 31, 2015, December 31, 2014 and December 31, 2013, respectively, of which approximately $2.7 million was payable at December 31, 2015 to our Manager under the Management Agreement. Pursuant to the terms of the Management Agreement, our Manager is paid a management fee equal to 1.5% per annum of our stockholders' equity (as defined in the Management Agreement), calculated and payable (in cash) quarterly in arrears. Management fees primarily increased from 2015 over 2014 and 2014 over 2013 due to an increase in our stockholder's equity resulting from the successful completion of our follow-on offering in April 2014.

        The management fees, expense reimbursements and the relationship between our Manager and us are discussed further in Note 10, "Related Party Transactions," to the financial statements contained in this Annual Report on Form 10-K.

Book Value Per Share

        As of December 31, 2015 and December 31, 2014, our book value per common share was $12.21 and $14.94, respectively.

Non-GAAP Financial Measures

Total Interest Income and Net Interest Income, including Interest Income on Agency and Non-Agency Interest-Only strips accounted for as derivatives and Effective Cost of Funds

        Total interest income including interest income on Agency and Non-Agency Interest-Only Strips classified as derivatives and Effective Cost of Funds (as defined below) for the years ended December 31, 2015, December 31, 2014 and December 31, 2013, constitute a Non-GAAP financial measures within the meaning of Regulation G promulgated by the SEC. We believe that the measures presented in this annual report on Form 10-K, when considered together with U.S. GAAP financial measures, provide information that is useful to investors in understanding our borrowing costs and net interest income, as viewed by us. An analysis of any Non-GAAP financial measure should be made in conjunction with results presented in accordance with GAAP.

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

        The following table sets forth certain information regarding our net investment income for the years ended December 31, 2015, December 31, 2014 and December 31, 2013 (dollars in thousands):

Non-GAAP Financial Measures:

Period Ended	Average Amortized Cost of Assets(1)	Total Interest Income(2)	Yield on Average Assets(1)	Average Balance of Borrowings(3)	Total Interest Expense(4)	Average Effective Cost of Funds	Net Interest Income	Net Interest Rate Spread
December 31, 2015
Agency RMBS	$2,778,106	$75,205	2.71%	$2,403,723	$26,949	1.12%	$48,256	1.59%
Non-Agency RMBS	570,094	36,947	6.48%	418,975	8,272	1.97%	28,675	4.51%
Agency and Non-Agency CMBS	491,617	33,133	6.74%	363,849	7,571	2.08%	25,562	4.66%
Residential Whole-Loans	82,936	3,031	3.65%	69,026	1,816	2.63%	1,215	1.02%
Commercial Whole-Loans	4,699	424	9.02%	—	—	—%	424	9.02%
Securitized commercial loan	3,904	356	9.12%	2,255	170	7.54%	186	1.58%
Other Securities	146,350	9,010	6.16%	99,617	1,943	1.95%	7,067	4.21%

Total	$4,077,706	$158,106	3.88%	$3,357,445	$46,721	1.39%	$111,385	2.49%

December 31, 2014
Agency RMBS	$3,275,878	$101,839	3.11%	$3,019,411	$39,483	1.31%	$62,356	1.80%
Non-Agency RMBS	583,719	34,936	5.99%	414,285	7,527	1.82%	27,409	4.17%
Agency and Non-Agency CMBS	306,883	17,664	5.76%	227,583	4,716	2.07%	12,948	2.85%
Residential Whole-Loans	962	32	3.33%	1,249	17	1.36%	15	1.97%
Other Securities	85,451	5,064	5.93%	67,678	1,012	1.50%	4,052	4.43%

Total	$4,252,893	$159,535	3.75%	$3,730,206	$52,755	1.41%	$106,780	2.34%

December 31, 2013
Agency RMBS	$3,949,104	$122,095	3.09%	$3,683,230	$38,777	1.05%	$83,318	2.04%
Non-Agency RMBS	213,773	13,670	6.39%	128,913	2,277	1.77%	11,393	4.63%
Agency and Non-Agency CMBS	7,356	501	6.81%	4,525	63	1.39%	438	5.42%
Other Securities	9,071	740	8.16%	5,257	105	2.00%	635	6.16%

Total	$4,179,304	$137,006	3.28%	$3,821,925	$41,222	1.08%	$95,784	2.20%

(1)
Includes Agency and Non-Agency Interest-Only Strips accounted for as derivatives and linked transactions.
(2)
Amounts for the year ended December 31, 2015 include net (amortization of premiums), accretion of discounts and (amortization/recovery of basis) of approximately $(70.2) million. This amount is composed of approximately $(48.1) million for Agency RMBS included in interest income, approximately $(8.0) million for Non-Agency RMBS included in interest income, approximately $1.6 million for Agency and Non-Agency CMBS included in interest income, approximately $(1.1) million for Residential Whole-Loans included in interest income, approximately $2.6 million for Other securities included in interest income and approximately $(17.2) million of amortization/recovery of basis on Agency and Non-Agency Interest-Only Strips accounted for as derivatives (Non-GAAP measure), not reported in interest income for GAAP (included in Loss on derivative instruments). For the year ended December 31, 2014 includes net (amortization of premiums), accretion of discounts and (amortization/recovery of basis) of approximately $(82.0) million. This amount is composed of approximately $(57.1) million for Agency RMBS included in interest income, approximately $(3.3) million for Non-Agency RMBS included in interest income, approximately $(435) thousand for Agency and Non-Agency CMBS included in interest income, approximately $(26) thousand for Residential Whole-Loans included in interest income, approximately $858 thousand for Other securities included in interest income, approximately $(3.3) million for Non-Agency linked transactions (Non-GAAP measure), approximately $221 thousand for other securities linked transactions (Non-GAAP measure), and approximately $(18.9) million of amortization/recovery of basis on Agency and Non-Agency Interest-Only Strips accounted for as derivatives (Non-GAAP measure), not reported in interest income for GAAP (included in Loss on derivative instruments). For the year ended December 31, 2013 includes net (amortization of premiums), accretion of discounts and (amortization/recovery of basis) of approximately $(69.6) million. This amount is composed of approximately $(60.3) million for Agency RMBS included in interest income, approximately $8.1 million for Non-Agency RMBS included in interest income, approximately $(106) thousand for Agency and Non-Agency CMBS included in interest income, approximately $152 thousand for other securities included in interest income, approximately $(9) thousand for Agency linked transactions (Non-GAAP measure), approximately $555 thousand for Non-Agency linked transactions (Non-GAAP measure) and approximately $(18.0) million of amortization/recovery of basis on Agency and Non-Agency Interest-Only Strips accounted for as derivatives (Non-GAAP measure), not reported in interest income for GAAP (included in Loss on derivative instruments).
(3)
Includes repurchase agreement borrowings on linked transactions.
(4)
Includes the net amount paid, including accrued amounts and premium amortization for MAC interest rate swaps during the period included in loss on derivative instruments for GAAP and interest expense incurred on borrowings for linked transactions.

        We have supplemented our discussion of GAAP net interest income discussed above, with a discussion below of our net interest rate spread including interest income (expense) on Agency and Non-Agency Interest-Only Strips accounted as derivatives and net interest income (expenses), net incurred on swaps and linked-transactions, which only apply to the years ended December 31, 2014 and December 31, 2013, a Non-GAAP measure, defined below, which gives a more concise view of our hedged portfolio as a whole.

        Our effective gross yield, a non-GAAP measure, for the years ended December 31, 2015, December 31, 2014 and December 31, 2013 was 3.88%, 3.75% and 3.28%, respectively. Our effective gross yield, a non-GAAP measure, increased for the year ended December 31, 2015 and 2014 due to the change in composition of our portfolio to more credit-oriented assets. Our effective cost of funds, a non-GAAP measure, for the years ended December 31, 2015, December 31, 2014 and December 31, 2013 was 1.39%, 1.41% and 1.08%, respectively. The decrease in our effective cost of funds for the year ended December 31, 2015 and 2014 primarily resulted from a decrease in the average effective notional of net pay-fixed interest rate swaps and a decrease in the lower average repurchase agreement borrowings. For the years ended December 31, 2015 and December 31, 2014, our hedging costs on interest rate swaps was 0.57% and 0.81%, respectively.

        The following table reconciles total interest income to interest income including interest income on Agency and Non- Agency Interest-Only Strips classified as derivatives and interest income on linked transactions prior to January 1, 2015 (Non-GAAP financial measure) for the years ended December 31, 2015, December 31, 2014 and December 31, 2013:

(dollars in thousands)	For the year ended December 31, 2015	For the year ended December 31, 2014	For the year ended December 31, 2013
Coupon interest income	$205,672	$209,146	$177,472
Premium accretion, discount amortization and amortization of basis, net	(52,968)	(60,036)	(52,144)

Interest income	$152,704	$149,110	$125,328

Contractual interest income, net of amortization of basis on Agency and Non-Agency Interest-Only Strips, classified as derivatives(1):
Coupon interest income	$21,872	$26,097	$28,273
Amortization of basis (Non-GAAP Financial Measure)	(17,265)	(18,868)	(18,010)
Contractual interest income, net on Foreign currency swaps(1)	795	317	—
Contractual interest income, net of premium amortization, discount accretion and amortization of basis on Linked transactions(2):
Coupon interest income	—	5,998	869
Premium amortization, discount accretion and amortization of basis, net	—	(3,119)	546

Subtotal	5,402	10,425	11,678

Total interest income, including interest income on Agency and Non-Agency Interest-Only Strips, classified as derivatives and Linked transactions—Non-GAAP Financial Measure	$158,106	$159,535	$137,006

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

        The following table reconciles the Effective Cost of Funds (Non-GAAP financial measure) with interest expense for the years ended December 31, 2015, December 31, 2014 and December 31, 2013:

	For the year ended December 31, 2015		For the year ended December 31, 2014		For year ended December 31, 2013
(dollars in thousands)	Reconciliation	Cost of Funds/Effective Borrowing Costs	Reconciliation	Cost of Funds/Effective Borrowing Costs	Reconciliation	Cost of Funds/Effective Borrowing Costs
Interest expense	$27,605	0.82%	$22,263	0.60%	$18,019	0.47%

Interest expense on linked transactions	—	—	546	1.75%	271	1.65
Net interest paid—interest rate swaps	19,116	0.57%	29,946	0.81%	22,932	0.61%

Effective Borrowing Costs	$46,721	1.39%	$52,755	1.41%	$41,222	1.08%

Weighted average borrowings(1)	$3,357,445		$3,730,206		$3,821,925

(1)
Includes average repurchase borrowings under linked transactions for the years ended December 31, 2014 and December 31, 2013.

Core Earnings

        Our Core Earnings were approximately $91.4 million, $89.9 million and $82.7 million for the years ended December 31, 2015, December 31, 2014 and December 31, 2013, respectively. Core Earnings is a Non-GAAP financial measure that is used by us to approximate cash yield or income associated with our portfolio and is defined as GAAP net income (loss) as adjusted, excluding: (i) net realized gain (loss) on investments and termination of derivative contracts; (ii) net unrealized gain (loss) on investments; (iii) net gain (loss) resulting from mark-to-market adjustments on derivative contracts; (iv) other loss on securities; (v) non-cash stock-based compensation expense; and (vi) one-time events pursuant to changes in GAAP and certain other non-cash charges after discussions between us, our Manager and our independent directors and after approval by a majority of the our independent directors.

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

        The table below reconciles Net Income (Loss) to Core Earnings for the years ended December 31, 2015, December 31, 2014 and December 31, 2013:

(dollars in thousands)	For the year ended December 31, 2015	For the year ended December 31, 2014	For year ended December 31, 2013
Net Income (loss)—GAAP	$(9,484)	$100,713	$(27,855)
Adjustments:
Investments:
Unrealized (gain) loss on investments	34,011	(189,011)	160,109
Other loss on securities	19,791	17,014	11,858
Realized (gain) loss on sale of investments	(8,279)	2,178	110,712
Derivative Instruments:
Realized gain on termination of interest rate swaps	(23,680)	(5,440)	(65,305)
Realized (gain) loss on settlement of TBAs	(1,524)	(40,015)	1,499
Realized loss on currency forwards	901	1,759	—
Realized loss on option derivatives	711	2,813	925
Realized loss on termination of futures	527	16,495	—
Realized (gain) loss on sale of swaptions	5,242	3,606	(23,671)
Realized gain on sale/unlinking of securities underlying linked transactions	—	(1,397)	(3,049)
Realized (gain) loss on Agency Interest-Only Strips—accounted for as derivatives	(595)	753	1,124
Realized gain on foreign currency transactions	(2,253)	(1,725)	—
Unrealized loss on foreign currency transactions	123	—	—
Mark-to- market adjustments on interest rate swaps	68,843	183,379	(83,764)
Mark-to- market adjustments on interest rate swaptions	1,486	1,697	(4,733)
Mark-to-market adjustments on futures contracts	(105)	740	—
Mark-to- market adjustments on TBAs	2,726	(6,273)	3,009
Mark-to-market adjustments on linked transactions	—	1,860	56
Mark-to-market adjustments on IOs	4,283	2,136	700
Mark-to-market adjustments on foreign currency swaps	(3,311)	(3,857)	—
Mark-to-market adjustments on foreign currency forwards	(323)	303	—
Non-cash stock-based compensation expense	2,301	2,203	1,087

Total adjustments	100,875	(10,782)	110,557

Core Earnings—Non-GAAP Financial Measure	$91,391	$89,931	$82,702

Basic Core Earnings per Share of Common Stock and Participating Securities—Non-GAAP Financial Measure	$2.18	$2.39	$3.39
Diluted Core Earnings per Share of Common Stock and Participating Securities—Non-GAAP Financial Measure	$2.18	$2.39	$3.38

Basic weighted average common shares and participating securities	41,909,835	37,677,685	24,374,025
Diluted weighted average common shares and participating securities	41,909,835	37,677,685	24,454,716

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

(dollars in thousands)	For the year ended December 31, 2015	For the year ended December 31, 2014	For the year ended December 31, 2013
Net interest income including interest income on Interest-Only Strips accounted for as derivatives and interest income (expense), net incurred on interest rate swaps and foreign currency swaps (a Non-GAAP financial measure)	$111,385	$106,780	$95,784
Total Operating Expenses	(22,483)	(18,760)	(14,260)
Non-cash stock based compensation	2,301	2,203	1,087
Interest income on cash balances and other income (loss), net	188	(292)	91

Core Earnings (a Non-GAAP financial measure)	$91,391	$88,931	$82,702

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

        Under our repurchase agreements and derivative contracts, counterparties retain the right to determine the fair value of the collateral pledged, or in the case of cleared swaps the required collateral may be determined by clearinghouse rules. A reduction in the value of the collateral pledged will require us to provide additional collateral or fund cash margin calls. Alternatively, since margins calls for our interest rate swaps and swaptions generally are inversely correlated to those of our repurchase agreements, our interest rate swap and swaptions counterparties would likely be required to post collateral with us during a period in which we were required to post collateral with our repurchase agreement counterparties. Similarly, we would likely be required to post collateral with swap and swaption counterparties during periods in which our repurchase agreement counterparties are required to post collateral with us. During 2014 and continuing into 2015, the market has experienced a sustained period of volatility. For the majority of 2015, such higher rate volatility has resulted in wider mortgage spreads and a higher cost of hedging. We were able to satisfy our additional collateral requirements with cash on hand, unlevered or underleveraged securities, cash from rehypothecation of securities received as incremental collateral and proceeds from our repurchase agreement borrowings and/or our swaps and swaptions, respectively. We were not forced to involuntarily sell any of our assets, nor did any of counterparties sell any of our assets held by them as collateral. During 2015 and 2014, we rehypothecated some of the U.S. Treasury securities we received as incremental collateral on our repurchase borrowings, swaps and swaptions, effectively entering into repurchase agreements with such securities, in order to increase our cash position. The maximum amount of repurchase borrowings for the rehypothecated U.S. Treasury securities was $530 thousand and $3.3 million during the years ended December 31, 2015 and December 31, 2014, respectively. At December 31, 2015, no U.S. Treasury securities were rehypothecated. In an instance of severe volatility, or where the additional stress on liquidity resulting from volatility is sustained over an extended period of time, we could be required to sell securities, possibly even at a loss to generate sufficient liquidity to satisfy collateral and margin requirements which could have a material adverse effect on our financial position, results of operations and cash flows.

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

        Our primary sources of liquidity are as follows:

Cash Generated Follow-On Public Offerings and Private Placements

        During the year ended December 31, 2015, we did not generate any proceeds from follow-on public offerings or private placements. However, at the beginning of the second quarter of 2014, we completed a follow-on public offering, including the exercise by the underwriters of a portion of an option to acquire additional shares resulting in net proceeds to us of approximately $205.4 million. In addition, we sold shares to our Manager in a private placement for an aggregate offering price of approximately $9.7 million.

Borrowing under Various Financing Arrangements

        As of December 31, 2015, we had master repurchase agreements with 26 counterparties. We had borrowings under repurchase agreements with 21 counterparties of approximately $2.6 billion at December 31, 2015. The following tables present our repurchase agreement borrowings, by type of collateral pledged, as of December 31, 2015 and December 31, 2014, and the respective effective cost of funds (Non-GAAP financial measure) for the years ended December 31, 2015 and December 31, 2014, respectively. See "Non-GAAP Financial Measures" (dollars in thousands):

Collateral	Borrowings Outstanding December 31, 2015	Fair Value of Collateral Pledged(1)	Weighted Average Interest Rate end of period	Weighted Average Cost of Funds for the year ended December 31, 2015	Weighted Average Effective Cost of Funds (Non-GAAP) for the year ended December 31, 2015(2)	Weighted Average Haircut end of period
Agency RMBS	$1,601,713	$1,658,865	0.66%	0.46%	1.12%	5.13%
Non-Agency RMBS	380,177	530,110	1.91	1.63	1.97	29.80
Agency and Non-Agency CMBS(3)	356,369	487,643	1.84	1.61	2.08	26.97
Whole-Loans and securitized commercial loan(4)	180,892	232,538	2.38	2.63	2.63	21.24
Other securities	66,650	101,099	2.33	1.95	1.95	32.19

Total	$2,585,801	$3,010,255	1.17%	0.82%	1.39%	13.59%

(1)
Excludes approximately $38.3 million of cash collateral posted.
(2)
The effective cost of funds for the period presented is calculated on an annualized basis and includes interest expense for the period and net periodic interest payments on interest rate swaps, net of premium amortization on MAC swaps, of approximately $19.1 million for the year ended December 31, 2015. While interest rate swaps are not accounted for using hedge accounting, such instruments are viewed by us as an economic hedge against increases in interest rates on our liabilities and are treated as hedges for purposes of satisfying the REIT requirements. See "Non-GAAP Financial Measures".
(3)
Including Non U.S. CMBS pledged as collateral and Non U.S. repurchase agreement borrowings.
(4)
Repurchase agreement borrowings collateralized by Whole-Loans and securitized commercial loan owned through trust certificates. The trust certificates are eliminated upon consolidation.

Collateral	Repurchase Agreement Borrowings Outstanding December 31, 2014	Fair Value of Collateral Pledged(1)	Weighted Average Interest Rate end of period	Weighted Average Cost of Funds for the year ended December 31, 2014	Weighted Average Effective Cost of Funds (Non-GAAP) for the year ended December 31, 2014(2)	Weighted Average Haircut end of period
Agency RMBS	$2,994,351	$3,158,544	0.40%	0.38%	1.31%	5.42%
Non-Agency RMBS	473,942	670,526	1.54	1.62	1.83	30.21
Agency and Non-Agency CMBS	325,864	431,938	1.55	1.51	2.08	23.59
Whole-Loans(3)	4,930	7,220	1.91	1.36	1.36	30.00
Other securities	76,634	101,523	1.53	1.48	1.48	22.68

Total: Excluding Linked Transactions	$3,875,721	$4,369,751	0.66%	0.60%	1.41%	10.35%

Non-Agency RMBS Linked Transactions	6,559	8,156	1.66	n/a	1.65	20.00
Non-Agency CMBS Linked Transactions(4)	22,458	38,609	1.94	n/a	1.94	41.34
Other securities Linked Transactions	2,840	5,719	1.93	n/a	2.00	50.00

Total (Non-GAAP)	$3,907,578	$4,422,235	0.67%	0.60%	1.41%	10.58%

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
(3)
Repurchase borrowings collateralized by Residential Whole-Loans owned through trust certificates. The trust certificates are eliminated upon consolidation.
(4)
Including Non U.S. CMBS pledged as collateral and Non U.S. repurchase agreement borrowings.

        As of December 31, 2015, our repurchase agreements require collateral in excess of the loan amount, or haircuts, ranging from a low of 3.0% to a high of 5.0% for Agency RMBS, exclusive of IOs and IIOs for which the haircuts are as high as 25.0%. For Non-Agency RMBS and Agency and Non-Agency CMBS, haircuts range from a low of 13.0% to a high of 50.0%. Haircuts for other securities and Whole-Loans range from a low of 20.0% to a high of 50.0%. Declines in the value of our portfolio can trigger margin calls by our counterparties under our repurchase agreements. Margin calls could adversely affect our liquidity. Our inability to post adequate collateral for a margin call by the counterparty could result in a condition of default under our repurchase agreements. An event of default or termination event would give some of our counterparties the option to terminate all existing repurchase transactions with us and require any amount due to the counterparties by us to be payable immediately. If this were to occur, we may be forced to sell assets under adverse market conditions or through foreclosure which may have a material adverse consequence on our business, financial position, our results of operations and cash flows. During the year ended December 31, 2015, we were able to satisfy margin calls using cash on hand, unlevered or underleveraged securities, cash from rehypothecation of securities received as incremental collateral and cash from our repurchase agreement borrowings.

        Under the repurchase agreements, the respective counterparties, subject to the terms of the individual agreements, retain the right to determine the fair value of the underlying collateral. A reduction in the value of pledged assets requires us to provide additional collateral or fund margin calls. In addition, certain of the repurchase agreements may be terminated by our counterparties if we do not maintain certain equity and leverage metrics, the most restrictive of which include a limit on leverage based on the composition of our portfolio. We were in compliance with the terms of such financial tests as of December 31, 2015. At December 31, 2015, approximately $3.0 billion of our investments served as collateral for repurchase agreements. At December 31, 2014, approximately $4.4 billion of our investments served as collateral for repurchase agreements.

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

        Cash collateral held by counterparties at December 31, 2015 was approximately $249.6 million, which is included in Due from counterparties on our Consolidated Balance Sheets, comprised of approximately $38.3 million held in connection with repurchase agreement borrowings, approximately $5.5 million held in connection with our futures contracts, $0 held in connection with TBAs and approximately $205.8 million held by our interest rate swap and swaption counterparties. Cash collateral held by counterparties at December 31, 2014 was approximately $184.8 million, which is included in Due from counterparties on our Consolidated Balance Sheets, comprised of approximately $25.7 million held in connection with repurchase agreement borrowings, approximately $959 thousand held in connection with our futures contracts, approximately $0 held in connection with TBAs and approximately $158.1 million held by our interest rate swap counterparties. At December 31, 2015, Due to counterparties on our Consolidated Balance Sheets was comprised of approximately $550 thousand posted with us by our repurchase agreement counterparties, approximately $0 posted in connection with our TBAs and approximately $9.4 million posted by our interest rate swap and swaption counterparties, approximately $0 due as a result of the sale of U.S. Treasuries received as collateral under reverse repurchase agreements and $0 due as a result of the rehypothecation of securities received as collateral under reverse repurchase agreements. At December 31, 2014, Due to counterparties on our Consolidated Balance Sheets was comprised of approximately $2.1 million posted with us by our repurchase agreement counterparties, approximately $6.6 million posted in connection with our TBAs and approximately $3.5 million posted by our interest rate swap and swaption counterparties. In addition, at December 31, 2015, and December 31, 2014, we held securities of $0 thousand and approximately $530 thousand, respectively, received as collateral from our repurchase agreement counterparties to satisfy margin requirements.

        We had approximately $66.1 million and $166.6 million, respectively of unsettled purchased securities as of December 31, 2015, and December 31, 2014, included in Investment related payables on our Consolidated Balance Sheets. In addition, we had $0 and $162.8 million, respectively of unsettled sold securities as of December 31, 2015, and December 31, 2014, included in Investment related receivables on our Consolidated Balance Sheets.

Cash Generated from Operations

        For the year ended December 31, 2015, operating activities increased our cash balance by approximately $133.9 million. This was primarily attributable to the net interest income we earned on our investments for the year ended net of adjustments pertaining to the amortization/accretion of premiums and discounts, which are non-cash items. For the year ended December 31, 2014, operating activities increased our cash balance by approximately $107.5 million. This was primarily attributable to the net interest income we earned on our investments for the year net of adjustments pertaining to the amortization/accretion of premiums and discounts, which are non-cash items. For the year ended December 31, 2013, operating activities increased our cash balance by approximately $179.3 million. This was primarily attributable to the net interest income we earned on our investments for the year net of adjustments pertaining to the amortization/accretion of premiums and discounts, which are non-cash items, and cash received on termination of interest rate swaps.

Cash Provided by and Used in Investing Activities

        For the year ended December 31, 2015, our investing activities increased our cash balance by approximately $1.4 billion. This was primarily attributable to our proceeds from sales of MBS and other securities and by our receipt of principal payments on MBS and other securities, partially offset by cash expenditures to acquire MBS and other securities and payments made on reverse repurchase agreements. For the year ended December 31, 2014, our investing activities decreased our cash balance by approximately $1.3 billion. This was primarily attributable to our cash expenditures to acquire MBS and other securities, partially offset by proceeds from sales of MBS and other securities and by our receipt of principal payments on MBS and other securities. For the year ended December 31, 2013, our investing activities increased our cash balance by approximately $2.0 billion. This was primarily attributable to our receipt of principal payments on MBS and proceeds received from sales of MBS, reduced by our purchases of MBS.

Cash Provided by and Used in Financing Activities

        For the year ended December 31, 2015, our financing activities decreased our cash balance by approximately $1.5 billion. This was primarily attributable to a decrease in our net borrowings under repurchase agreements. For the year ended December 31, 2014, our financing activities increased our cash balance by approximately $1.2 billion. This was primarily attributable to an increase in our net borrowings under repurchase agreements and the proceeds of a stock offering. For the year ended December 31, 2013, our financing activities decreased our cash balance by approximately $2.2 billion. This was primarily attributable to the decrease in our net borrowings under repurchase agreements from approximately $4.8 billion at December 31, 2012 to approximately $2.6 billion at December 31, 2013.

Other Potential Sources of Financing

        We held cash of approximately $24.7 million, $47.2 million and $48.5 million at December 31, 2015, December 31, 2014 and December 31, 2013, respectively. Our primary sources of cash currently consist of repurchase facility borrowings, investment income, principal repayments and the proceeds of any future securities offering, to the extent available in the capital markets. In the future, we expect our primary sources of liquidity to consist of payments of principal and interest we receive on our portfolio of assets, unused borrowing capacity under our financing sources and future issuances of equity and debt securities.

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

Contractual Obligations and Commitments

        Our contractual obligations as of December 31, 2015 are as follows (dollars in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Borrowings under repurchase agreements	$2,585,801	—	—	—	$2,585,801
Investment related payables	66,146	—	—	—	66,146
TBA—long positions	1,741,072	—	—	—	1,741,072

Total: Non-GAAP Basis	4,393,019	—	—	—	4,393,019

TBA—long positions	1,741,072	—	—	—	1,741,072

Total: GAAP Basis—Excluding TBA-long positions	$2,651,947	—	—	—	$2,651,947

(1)
The table above does not include amounts due under the Management Agreement (as defined herein) with our Manager, as those obligations do not have fixed and determinable payments.

Repurchase Agreements

        As of December 31, 2015, we have an obligation for approximately $6.5 million in contractual interest payments related to our repurchase agreements through the respective maturity date of each repurchase agreement. In addition, at December 31, 2015, we had entered into repurchase agreement borrowings of approximately $2.3 million, which settled on January 4, 2016, with a weighted average interest rate of 2.01%, a weighted average contractual maturity of 91 days and secured by collateral of approximately $3.2 million. These borrowings are recorded as a liability in our Consolidated Balance Sheets when settled.

Securitized Debt

        At December 31, 2015, we had securitized debt related to the consolidated VIEs, with a balance of $11.0 million (and a fair value of $11.0 million). The securitized debt of the VIEs can only be settled with the commercial loan that serve as collateral of the VIE and is non-recourse to us.

  Management Agreement

        On May 9, 2012, we entered into a management agreement (the "Management Agreement") with our Manager which describes the services to be provided by our Manager and compensation for such services. Our Manager is responsible for managing our operations, including: (i) performing all of our day-to-day functions; (ii) determining investment criteria in conjunction with our Board of Directors; (iii) sourcing, analyzing and executing investments, asset sales and financings; (iv) performing asset management duties; and (v) performing financial and accounting management, subject to the direction and oversight of our Board of Directors. Pursuant to the terms of the Management Agreement, our Manager is paid a management fee equal to 1.50% per annum of our stockholders' equity, (as defined in the Management Agreement), calculated and payable (in cash) quarterly in arrears. For purposes of calculating the management fee, "stockholders' equity" means the sum of the net proceeds from any issuances of our equity securities since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus retained earnings, calculated in accordance with GAAP, at the end of the most recently completed fiscal quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less any amount paid for repurchases of our shares of common stock, excluding any unrealized gains, losses or other non-cash items, including OTTI charges included in other loss on securities, unrealized gain (loss) on investments, net and the non-cash portion of gain (loss) on derivative instruments, that have impacted stockholders' equity as reported in our consolidated financial statements prepared in accordance with GAAP, regardless of whether such items are included in other comprehensive income or loss, or in net income, and excluding one-time events pursuant to changes in GAAP and certain other non-cash charges after discussions between our Manager and our independent directors and after approval by at least two-thirds (2/3) of our independent directors. However, if our stockholders' equity for any given quarter is negative based on the calculation described above, our Manager will not be entitled to receive any management fee for that quarter.

        In addition, under the Management Agreement, we are required to reimburse our Manager for the expenses described below. Expense reimbursements to the Manager are made in cash on a regular basis. Our reimbursement obligation is not subject to any dollar limitation. Because our Manager's personnel perform certain legal, accounting, due diligence tasks and other services that outside professionals or outside consultants otherwise would perform, our Manager may be paid or reimbursed for the documented cost of performing such tasks, provided that such costs and reimbursements are in amounts which are no greater than those which would be payable to outside professionals or consultants engaged to perform such services pursuant to agreements negotiated on an arm's-length basis. We also reimburse our Manager for certain direct costs, such as the travel expenses of our officers, incurred by our Manager on our behalf. As of January 1, 2014, our former chief financial officer became an employee of the Manager. Accordingly, we reimbursed our Manager for his compensation and benefits as well as the compensation and benefits provided to our controller. For the years ended December 31, 2015 and December 31, 2014, we recorded expenses, paid by the Manager on our behalf, totaling approximately $1.2 million and $624 thousand related to employee costs and benefits associated with our chief financial officer and controller, respectively, and approximately $76 thousand for the year ended December 31, 2013.

        The Management Agreement may be amended, supplemented or modified by agreement between our Manager and us. The Management Agreement currently expires on May 16, 2017. It is automatically renewed for one-year terms on May 15th thereafter unless previously terminated as described below. Our independent directors will review the Manager's performance and any fees payable to the Manager annually and, following the initial term, the Management Agreement may be terminated annually upon the affirmative vote of at least two-thirds (2/3) of our independent directors, based upon: (i) our Manager's unsatisfactory performance that is materially detrimental to us; or (ii) our determination that any fees payable to our Manager are not fair, subject to our Manager's right to prevent such termination due to unfair fees by accepting a reduction of management fees agreed to by at least two-thirds (2/3) of our independent directors. We are required to provide our Manager 180 days prior notice of any such termination. Unless terminated for cause, we will be required to pay our Manager a termination fee equal to three times the average annual management fee earned by our Manager during the prior 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination.

        We may also terminate the Management Agreement at any time without the payment of any termination fee, with 30 days prior written notice from our Board of Directors for cause, which will be determined by at least two-thirds (2/3) of our independent directors, which is defined as: (i) our Manager's continued material breach of any provision of the Management Agreement (including our Manager's failure to comply with our investment guidelines); (ii) our Manager's fraud, misappropriation of funds, or embezzlement against us; (iii) our Manager's gross negligence in the performance of its duties under the Management Agreement; (iv) the occurrence of certain events with respect to the bankruptcy or insolvency of our Manager, including an order for relief in an involuntary bankruptcy case or our Manager authorizing or filing a voluntary bankruptcy petition; (v) our Manager is convicted (including a plea of nolo contendere) of a felony; or (vi) the dissolution of our Manager.

Off-Balance Sheet Arrangements

        As of December 31, 2015, we held contracts to purchase ("long position") and sell ("short position") TBAs on a forward basis. If a counterparty to one of the TBAs that we enter into defaults on its obligations, we may not receive payments or securities due under the TBA agreement, and thus, we may lose any unrealized gain associated with that TBA transaction.

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

Dividends

        We intend to make regular quarterly dividend distributions to holders of our common stock. U.S. federal income tax law generally requires that a REIT distribute annually, in accordance with the REIT regulations, at least 90% of its REIT taxable income for the taxable year, without regard to the deduction for dividends paid and excluding net capital gains as well as undistributed taxable income retained by a TRS. To the extent that it we distribute less than 100% of our net taxable income, in accordance with the REIT regulations, for any given year, we will pay tax on such amount at the regular corporate rates. We intend to pay regular quarterly dividends to our stockholders based on our net taxable income, if and to the extent authorized by our Board of Directors. Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service on our repurchase agreements and other debts payable. If our cash available for distribution is less than our net taxable income, we could be required to sell assets or borrow funds to make cash distributions or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities.

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

        As of December 31, 2015, 17 of the counterparties that we had outstanding repurchase agreement borrowings held collateral which we posted as security for such borrowings in excess of 5% of our Stockholders' equity. Prior to entering into a repurchase agreement with any particular institution, our Manager does a thorough review of such potential counterparty. Such review, however, does not assure the creditworthiness of such counterparty nor that the financial wherewithal of the counterparty will not deteriorate in the future.

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

        The sensitivity analysis table presented below shows the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments, including interest rate swaps, Interest-Only Strips, and net interest income at December 31, 2015, assuming a static portfolio of assets. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our Manager's expectations. The analysis presented utilizes our Manager's assumptions, models and estimates, which are based on our Manager's judgment and experience.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+1.00%	18.12%	(1.27)%
+0.50%	9.06%	(0.52)%
–0.50%	(9.06)%	0.44%
–1.00%	NA (1)	NA (1)

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

        Certain assumptions have been made in connection with the calculation of the information set forth in the table above and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at December 31, 2015. The analysis presented utilizes assumptions and estimates based on our Manager's judgment and experience. Furthermore, while we generally expect to retain such assets and the associated interest rate risk, future purchases and sales of assets could materially change our interest rate risk profile.

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

Extension Risk

        Most residential mortgage loans do not prohibit the partial or full prepayment of principal outstanding. Accordingly, while the stated maturity of a residential mortgage loan may be 30 years, or in some cases even longer, historically the vast majority of residential mortgage loans are satisfied prior to their maturity date. In periods of rising interest rates, borrowers have less incentive to refinance their existing mortgages and mortgage financing may not be as readily available. This generally results in a slower rate of prepayments and a corresponding longer weighted average life for RMBS. The increase, or extension, in weighted average life is commonly referred to as "Extension Risk" which can negatively impact our portfolio. To the extent we receive smaller pre-payments of principal; we will have less to capital to invest in new assets. This is extremely detrimental in periods of rising interest rates as we will be unable to invest in new higher coupon investments and a larger portion of our portfolio will remain invested in lower coupon investments. Further, our borrowing costs are generally short-term and, even if hedged, are likely to increase in a rising interest rate environment, thereby reducing our net interest margin. Finally, to the extent we acquired securities at a discount to par, a portion of the overall return on such investments is based on the recovery of this discount. Slower principal prepayments will result in a longer recovery period and a lower overall return on our investment.

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

        As of December 31, 2015, we have entered into five master securities forward trading agreements, or MSFTAs, which may govern the trading of some or all TBA transactions. Pursuant to the terms of these MSFTAs, we and our counterparties would be required to post margin to the other when the mark to market exposure of the TBA transactions executed under the agreement exceed certain thresholds. We expect to continue to negotiate and enter into MSFTAs with additional TBA counterparties. The margin provisions of the MSFTA help to mitigate, but do not eliminate, counterparty risk associated with TBA transactions. If a counterparty to a TBA transaction cannot perform under the terms of the trade, we may not receive securities we have agreed to purchase or payment for securities we have agreed to sell, and thus, we may lose any unrealized gain associated with such transaction.

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

        In addition, the assets that comprise our investment portfolio are not traded on a public exchange. A portion of these assets may be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly-traded securities. The illiquidity of our assets may make it difficult for us to sell such assets if the need or desire arises, including in response to changes in economic and other conditions. Recent regulatory changes have imposed new capital requirements and other restrictions on banks and other market intermediaries' ability and desire to hold assets on their balance sheets and otherwise make markets in fixed income securities and other assets resulting in reduced liquidity in many sectors of the market. This regulatory trend is expected to continue. As a result of these developments it may become increasingly difficult for us to sell assets in the market, especially in credit oriented sectors such as Non-Agency RMBS and CMBS, ABS and Whole-Loans.

        We enter into interest rate swaps to manage our interest rate risk. We are required to pledge cash or securities as collateral as part of a margin arrangement, calculated daily, in connection with the interest rate swaps. The amount of margin that we are required to post will vary and generally reflects collateral required to be posted with respect to interest rate swaps that are in an unrealized loss position to us and is generally based on a percentage of the aggregate notional amount of interest rate swaps per counterparty. Margin calls could adversely affect our liquidity. Our inability to post adequate collateral for a margin call could result in a condition of default under our interest rate swap agreements, thereby resulting in liquidation of the collateral pledged by us, which may have a material adverse consequence on our business, financial position, results of operations and cash flows. Conversely, if our interest rate swaps are in an unrealized gain position, our counterparties to bilateral swaps are required to post collateral with us, under the same terms that we post collateral with them. On occasion we may enter into a MAC interest rate swap in which we may receive or make a payment at the time of entering such interest rate swap to compensate for the out of the market nature of such interest rate swap. Similar to all other interest rate swaps, MAC interest rate swaps are also subject to the margin requirements previously described.

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

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Western Asset Mortgage Capital Corporation and subsidiaries (the "Company") at December 31, 2015 and December 31, 2014, and the results of their operations and their cash flows for the three years ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the financial statements, the Company changed its method of accounting for and presentation of linked transactions in 2015 due to the adoption of ASU 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.

PricewaterhouseCoopers LLP
Los Angeles, California
March 11, 2016

Western Asset Mortgage Capital Corporation and Subsidiaries

Consolidated Balance Sheets

(in thousands—except share and per share data)

	December 31, 2015	December 31, 2014
Assets:
Cash and cash equivalents	$24,711	$47,222
Mortgage-backed securities and other securities, at fair value ($2,777,717 and $4,362,532 pledged as collateral, at fair value, respectively)	2,851,127	4,385,723
Residential Whole-Loans, at fair value ($218,538 and $7,220 pledged as collateral, at fair value, respectively)	218,538	7,220
Securitized commercial loan, at fair value	25,000	—
Linked transactions, net, at fair value	—	20,627
Investment related receivable	572	162,837
Accrued interest receivable	22,621	27,309
Due from counterparties	249,563	184,757
Derivative assets, at fair value	21,915	73,256
Other assets	516	326

Total Assets(1)	$3,414,563	$4,909,277

Liabilities and Stockholders' Equity:
Liabilities:
Borrowings under repurchase agreements	$2,585,801	$3,875,721
Securitized debt, at fair value	11,000	—
Accrued interest payable	20,431	17,573
Investment related payables	66,146	166,608
Due to counterparties	9,950	12,180
Derivative liability, at fair value	180,177	180,280
Accounts payable and accrued expenses	2,078	1,794
Payable to related party	3,019	2,705
Dividend payable	24,313	29,204

Total Liabilities(2)	2,902,915	4,286,065

Commitments and contingencies
Stockholders' Equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, 41,919,801 and 41,719,801 shares issued and outstanding, respectively	419	417
Preferred stock, $0.01 par value, 100,000,000 shares authorized and no shares outstanding	—	—
Additional paid-in capital	763,283	760,925
Retained earnings (accumulated deficit)	(252,054)	(138,130)

Total Stockholders' Equity	511,648	623,212

Total Liabilities and Stockholders' Equity	$3,414,563	$4,909,277

(1)
Assets of consolidated VIEs included in the total assets above:

Residential Whole-Loans, at fair value ($218,538 and $7,220 pledged as collateral, at fair value, respectively)	$218,538	$7,220
Securitized commercial loan, at fair value	25,000	—
Accrued interest receivable	1,836	40

Total assets of consolidated VIEs	$245,374	$7,260

(2)
Liabilities of consolidated VIEs included in the total liabilities above:

Securitized debt, at fair value	$11,000	$—
Accrued interest payable	85	—
Accounts payable and accrued expenses	2	153

Total liabilities of consolidated VIEs	$11,087	$153

See notes to consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiaries

Consolidated Statements of Operations

(in thousands—except share and per share data)

	For the year ended December 31,
	2015	2014	2013
Net Interest Income:
Interest income	$152,704	$149,110	$125,328
Interest expense	27,605	22,263	18,019

Net Interest Income	125,099	126,847	107,309

Other Income (Loss):
Realized gain (loss) on sale of investments, net	8,279	(2,178)	(110,712)
Other loss on securities	(19,791)	(17,014)	(11,858)
Unrealized gain (loss) on investments, net	(34,011)	189,011	(160,109)
Gain on linked transactions, net	—	1,870	4,137
Gain (loss) on derivative instruments, net	(68,895)	(180,496)	157,547
Other, net	2,318	1,433	91

Other Income (Loss), net	(112,100)	(7,374)	(120,904)

Operating Expenses:
General and administrative (includes $2,301, $2,203 and $1,087 non-cash stock based compensation, respectively)	11,609	9,127	6,446
Management fee—related party	10,874	9,633	7,814

Total Operating Expenses	22,483	18,760	14,260

Net income (loss) available to Common Stock and participating securities	$(9,484)	$100,713	$(27,855)

Net income (loss) per Common Share—Basic	$(0.25)	$2.67	$(1.19)

Net income (loss) per Common Share—Diluted	$(0.25)	$2.67	$(1.19)

See notes to consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity

(in thousands—except shares and share data)

	Common Stock			Retained Earnings (Accumulated) Deficit
			Additional Paid-In Capital
	Shares	Par			Total
Balance at December 31, 2012	24,143,944	$241	$505,454	$17,513	$523,208

Grants of restricted stock	160,559	2	(2)	—	—
Vesting of restricted stock	—	—	1,024	—	1,024
Net loss	—	—	—	(27,855)	(27,855)
Dividends on common stock	2,548,784	25	37,667	(123,975)	(86,283)

Balance at December 31, 2013	26,853,287	$268	$544,143	$(134,317)	$410,094

Proceeds from public offerings of common stock, net	14,000,000	140	205,240	—	205,380
Offering costs, public offerings of common stock	—	—	(400)	—	(400)
Proceeds from private placement of common stock	650,000	7	9,646	—	9,653
Grants of restricted stock	216,514	2	(2)	—	—
Vesting of restricted stock	—	—	2,266	—	2,266
Net income	—	—	—	100,713	100,713
Dividends on common stock	—	—	32	(104,526)	(104,494)

Balance at December 31, 2014	41,719,801	$417	$760,925	$(138,130)	$623,212

Grants of restricted stock	200,000	2	(2)	—	—
Vesting of restricted stock	—	—	2,301	—	2,301
Net income	—	—	—	(9,484)	(9,484)
Dividends on common stock	—	—	59	(104,440)	(104,381)

Balance at December 31, 2015	41,919,801	$419	$763,283	$(252,054)	$511,648

See notes to consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	For the year ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income (loss)	$(9,484)	$100,713	$(27,855)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Premium amortization and (discount accretion) on investments, net	5,086	10,257	21,053
Interest income earned added to principal of securities	(207)	—	—
Amortization of deferred financing costs	486	—	—
Restricted stock amortization expense	2,301	2,203	1,087
Premium amortization for MAC interest rate swaps	(1,250)	(1,818)	—
Interest payments and basis recovered on MAC interest rate swaps	1,595	7,164	—
Premium on purchase of Residential Whole-Loans	(3,329)	(131)	—
Unrealized (gain) loss on investments, net	34,011	(189,011)	160,109
Mark-to-market adjustments on linked transactions	—	1,762	(856)
Mark-to-market adjustments on derivative instruments	73,599	178,125	(84,788)
Other loss on securities	19,791	17,014	11,858
Realized (gain) loss on sale of securities, net	(8,279)	2,178	110,712
Realized (gain) loss on sale of Interest-Only Strips accounted for as derivatives, net	(595)	753	1,124
Realized loss on termination of MAC interest rate swaps containing an other-than-insignificant financing element	8,658	4,835	—
Realized (gain) loss on sale of TBAs, net	(1,524)	(40,015)	1,499
Realized (gain) loss on sale of swaptions, net	5,242	3,606	(23,671)
Realized loss on futures	527	16,495	—
Realized loss on forward contracts	901	1,759	—
Realized loss on option derivatives	711	2,813	925
Realized gain on linked transaction, net	—	(1,397)	(3,049)
Gain on foreign currency transactions, net	(2,130)	(1,306)	—
Changes in operating assets and liabilities:
Decrease (increase) in accrued interest receivable	4,688	(15,043)	5,095
Decrease (increase) in other assets	(56)	13	(95)
Increase in accrued interest payable	2,858	5,039	5,973
Increase (decrease) in accounts payable and accrued expenses	(16)	503	302
Increase (decrease) in payable to related party	314	863	(82)

Net cash provided by operating activities	133,898	107,374	179,341

See notes to consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

(in thousands)

	For the year ended December 31,
	2015	2014	2013
Cash flows from investing activities:
Purchase of securities	(1,354,274)	(4,007,240)	(2,004,596)
Purchase of securities underlying linked transactions	—	(54,739)	(176,628)
Proceeds from sale of securities	2,547,364	2,375,264	3,620,488
Proceeds from sale of securities underlying linked transactions	—	6,215	21,735
Principal payments and basis recovered on securities	397,073	332,581	305,433
Principal payments and basis recovered on securities underlying linked transactions	—	4,801	2,008
Purchase of Residential Whole-Loans	(225,870)	(7,030)	—
Principal payments on Residential Whole-Loans	20,355	9	—
Purchase of Commercial Whole-Loans	(8,750)	—	—
Principal payments on Commercial Whole-Loans	8,750	—	—
Purchase of securitized commercial loan	(14,000)	—	—
Payment of premium for option derivatives	(16,064)	(2,813)	(4,675)
Premium received from option derivatives	15,354	—	3,750
Proceeds from gross settlement of TBAs	—	—	208,313
Net settlements of TBAs	3,710	37,829	(995)
Payment on termination of futures	(527)	(16,495)	—
Proceeds from sale of interest rate swaptions	32,186	8,710	60,482
Premium for MAC interest rate swaps, net	(3,858)	11,011	—
Payments on termination of MAC interest rate swaps	(186)	2,791	—
Interest payments and basis recovered on MAC interest rate swaps	(1,193)	706	—
Premium for interest rate swaptions, net	(40,215)	(3,278)	(32,904)

Net cash provided by (used in) investing activities	1,359,855	(1,311,678)	2,002,411

Cash flows from financing activities:
Proceeds from issuance of common stock	—	205,380	—
Proceeds from private placement of common stock (concurrent with initial public offering)	—	9,653	—
Payment of offering costs	—	(408)	(67)
Proceeds from repurchase agreement borrowings	17,544,060	22,819,986	29,948,206
Proceeds from repurchase agreement borrowings underlying linked transactions	—	180,935	165,089
Repayments of repurchase agreement borrowings	(18,863,913)	(21,523,332)	(32,163,869)
Repayments of repurchase agreement borrowings underlying linked transactions	—	(208,177)	(103,902)
Proceeds from (Repayment of) cash overdraft	300	—	(5,666)
Proceeds from forward contracts	242,279	44,897	—
Repayments of forward contracts	(243,180)	(46,656)	—
Premium for MAC interest rate swaps containing an other-than-insignificant financing element	—	20,479	—
Payments on termination of MAC interest rate swaps containing an other-than-insignificant financing element	(18,655)	(14,147)	—

See notes to consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

(in thousands)

	For the year ended December 31,
	2015	2014	2013
Interest payments and basis recovered on MAC interest rate swaps containing an other-than-insignificant financing element	(402)	(7,870)	—
Payments made for deferred financing costs	(620)	—	—
Due from counterparties, net	(64,806)	(129,323)	(1,292)
Due to counterparties, net	(2,230)	(53,681)	65,861
Dividends on common stock	(109,272)	(94,735)	(93,879)

Net cash provided by (used in) financing activities	(1,516,439)	1,203,001	(2,189,519)

Effect of exchange rate changes on cash and cash equivalents	175	—	—
Net increase (decrease) in cash and cash equivalents	(22,511)	(1,303)	(7,767)
Cash and cash equivalents beginning of period	47,222	48,525	56,292

Cash and cash equivalents end of period	$24,711	$47,222	$48,525

Supplemental disclosure of operating cash flow information:
Interest paid	$27,515	$20,553	$19,751

Supplemental disclosure of non-cash financing/investing activities:
Principal payments of securities, not settled	$572	$45	$341

Securities purchased, not settled	$(66,146)	$(6,002)	$—

Securities used to settle TBAs	$—	$—	$208,817

Securities recorded upon unlinking of linked transactions	$—	$(69,838)	$(77,046)

Assets of CSMC Trust	$11,000	$—	$—

Liabilities of CSMC Trust	$(11,000)	$—	$—

Net unsettled TBAs	$—	$2,186	$—

Stock dividends declared, not issued	$—	$—	37,671

Dividends and distributions declared, not paid	$24,313	$29,204	$19,445

See notes to consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(in thousands—except share and per share data)

        The following defines certain of the commonly used terms in these Notes to Consolidated Financial Statements: "Agency" or "Agencies" refer to a federally chartered corporation, such as the Federal National Mortgage Association ("Fannie Mae" or "FNMA") or the Federal Home Loan Mortgage Corporation ("Freddie Mac" or "FHLMC"), or an agency of the U.S. Government, such as the Government National Mortgage Association ("Ginnie Mae" or "GNMA"); references to "MBS" refer to mortgage backed securities, including residential mortgage-backed securities or "RMBS", commercial mortgage-backed securities or "CMBS", and "Interest-Only Strips" (as defined herein);"Agency MBS" refer to RMBS, CMBS and Interest-Only Strips issued or guaranteed by the Agencies while "Non-Agency MBS "refer to RMBS, CMBS and Interest-Only Strips that are not issued or guaranteed by the Agencies; references to "ARMs" refers to adjustable rate mortgages; references to "Interest-Only Strips" refer to interest-only ("IO") and inverse interest-only ("IIO") securities issued as part of or collateralized with MBS; references to Residential Whole-Loans and Commercial Whole-Loans (collectively "Whole-Loans") refer to individual mortgage loans secured by single family and commercial properties, respectively.

Note 1—Organization

        Western Asset Mortgage Capital Corporation (the "Company") is a Delaware corporation commencing operations in May 2012 focusing on investing in, financing and managing a diversified portfolio of real estate related securities, whole-loans and other financial assets. The Company's portfolio is comprised of Agency RMBS (including TBAs as defined herein), Non-Agency RMBS, Agency and Non-Agency CMBS and Whole-Loans. In addition, and to a significantly lesser extent, the Company has invested in other securities including certain Agency obligations that are not technically MBS as well as certain Non U.S. CMBS and in asset-backed securities ("ABS") investments secured by a portfolio of private student loans. The Company's investment strategy is based on Western Asset Management Company's (the "Manager") perspective of which mix of portfolio assets it believes provides the Company with the best risk-reward opportunities at any given time. The Manager will vary the allocation among various asset classes subject to maintaining the Company's qualification as a REIT and maintaining its exemption from the Investment Company Act of 1940 (the "1940 Act"). These restrictions limit the Company's ability to invest in non-real estate assets and/or assets which are not secured by real estate. Accordingly, the Company's portfolio will continue to be principally invested in MBS and other real estate related assets.

        The Company is externally managed by the Manager, an investment advisor registered with the Securities and Exchange Commission ("SEC"). The Manager is a wholly-owned subsidiary of Legg Mason, Inc. The Company operates and has elected to be taxed as a real estate investment trust or "REIT" commencing with its taxable year ended December 31, 2012.

Note 2—Summary of Significant Accounting Policies

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

Western Asset Mortgage Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(in thousands—except share and per share data)

Note 2—Summary of Significant Accounting Policies (Continued)

        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. The Company also consolidated three variable interest entities ("VIE") where it was primary beneficiary. Refer to Note 5—"Variable Interest Entities" for additional information regarding the impact of consolidation of theses VIE's. All intercompany amounts between the Company and its subsidiary and consolidated VIE's have been eliminated in consolidation.

Variable Interest Entities

        VIEs are defined as entities that by design either lack sufficient equity for the entity to finance its activities without additional subordinated financial support or are unable to direct the entity's activities or are not exposed to the entity's losses or entitled to its residual returns. The Company evaluates all of its interests in VIEs for consolidation. When the interests are determined to be variable interests, the Company assesses whether it is deemed the primary beneficiary. The primary beneficiary of a VIE is determined to be the party that has both the power to direct the activities of a VIE that most significantly impact the VIE's economic performance and the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE.

        To assess whether the Company has the power to direct the activities of a VIE that most significantly impact the VIE's economic performance, it considers all facts and circumstances, including its role in establishing the VIE and its ongoing rights and responsibilities. This assessment includes first, identifying the activities that most significantly impact the VIE's economic performance; and second, identifying which party, if any, has power over those activities. In general, the parties that make the most significant decisions affecting the VIE or have the right to unilaterally remove those decision makers is deemed to have the power to direct the activities of a VIE.

        To assess whether the Company has the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE, it considers all of its economic interests. This assessment requires that the Company applies judgment in determining whether these interests, in the aggregate, are considered potentially significant to the VIE. Factors considered in assessing significance include: the design of the VIE, including its capitalization structure; subordination of interests; payment priority; relative share of interests held across various classes within the VIE's capital structure; and the reasons why the interests are held by the Company.

        In instances when a VIE is owned by both the Company and related parties, the Company considers whether there is a single party in the related party group that meets both the power and losses or benefits criteria on its own as though no related party relationship existed. If one party within the related party group meets both these criteria, such reporting entity is the primary beneficiary of the VIE and no further analysis is needed. If no party within the related party group on its own meets both the power and losses or benefits criteria, but the related party group does as a whole meets these two criteria, the determination of primary beneficiary within the related party group is based upon an analysis of the facts and circumstances with the objective of determining which party is most closely associated with the VIE. Determining the primary beneficiary within the related party group requires significant judgement.

Western Asset Mortgage Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(in thousands—except share and per share data)

Note 2—Summary of Significant Accounting Policies (Continued)

        In instances when the Company required to consolidate a VIE that is determined to be a qualifying collateralized financing entity, under GAAP, the Company will measure both the financial assets and financial liabilities of the VIE using the fair value of either the VIE's financial assets or financial liabilities, whichever is more observable.

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

Fair Value Election

        The Company has elected the fair value option for all of its investments and its securitized debt, which permits the Company to measure these financial instruments at fair value with the change in fair value included as a component of earnings. In the Manager's view, this election more appropriately reflects the results of the Company's operations for a particular reporting period, as financial asset fair value changes are presented in a manner consistent with the presentation and timing of the fair value changes of economic hedging instruments.

Mortgage-Backed Securities and Other Securities

        The Company's purchases and sales of mortgage-backed securities and other securities are recorded on the trade date, which results in an investment related payable (receivable) for MBS and other securities purchased (sold) for which settlement has not taken place as of the balance sheet date. In addition, the Company's TBAs (as defined herein) which have matured but have not settled as of the balance sheet date result in an investment related payable (receivable). The Company's MBS and other securities are pledged as collateral against borrowings under repurchase agreements. Other than MBS and other securities which were accounted for as linked transactions through December 31, 2014, described below, the Company's MBS and other securities are included in Mortgage-backed securities and other securities at fair value and Investment related receivables on the Consolidated Balance Sheets, with the fair value of such MBS and other securities pledged disclosed parenthetically.

Western Asset Mortgage Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(in thousands—except share and per share data)

Note 2—Summary of Significant Accounting Policies (Continued)

Residential and Commercial Loans

        The Company records its purchases of residential and commercial loans on settlement date as the amount paid to the seller plus any fees paid or less any fees received. All other costs incurred in connection with acquiring residential and commercial loans or committing to purchase residential and commercial loans are charged to expense as incurred. The Company amortizes or accretes any premium or discount over the life of the related loan utilizing the effective interest method, based on the contractual payment terms of the loan. On at least a quarterly basis, the Company evaluates the collectability of both interest and principal of each loan, if circumstances warrant, to determine whether such loan is impaired. A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms. When a loan is impaired, the Company does not record an allowance for loan loss as the Company has elected the fair value option. However, income recognition is suspended for loans at the earlier of the date at which payments become 90-days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired loan is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. A loan is written off when it is no longer realizable and/or legally discharged.

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

Western Asset Mortgage Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(in thousands—except share and per share data)

Note 2—Summary of Significant Accounting Policies (Continued)

        When available, the Company uses quoted market prices to determine the fair value of an asset or liability. If quoted market prices are not available, the Company will use independent pricing services and if the independent pricing service cannot price a particular asset or liability, the Company will obtain third party broker quotes. The Manager's pricing group, which functions independently from its portfolio management personnel, corroborates the third party broker quote by comparing the broker price to alternate sources or using internal valuation techniques. If independent pricing service, or third party broker quotes are not available, the Company determines the fair value of the securities using valuation techniques that use, when possible, current market-based or independently-sourced market parameters, such as interest rates and when applicable, estimates of prepayment and credit losses.

        Fair value under GAAP represents an exit price in the normal course of business, not a forced liquidation price. If the Company is forced to sell assets in a short period to meet liquidity needs, the prices it receives can be substantially less than their recorded fair values.

        The Company performs quarterly reviews of the independent third party pricing data which may consist of a review of the daily change in the prices provided by the independent pricing vendor that exceed established tolerances or comparisons to executed transaction prices, utilizing its Manager's pricing group. The Manager's pricing group, which functions independently from its portfolio management personnel, corroborates the price differences or changes in price by comparing the vendor price to alternate sources including other independent pricing services or broker quotations. If the price change or difference cannot be corroborated, the Manager's pricing group consults with the portfolio management team for market color in reviewing such pricing data as warranted. To the extent that the Manager has information, typically in the form of broker quotations that would indicate that a price received from the independent pricing service is outside of a tolerance range, the Manager generally challenges the independent pricing service price.

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

Western Asset Mortgage Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(in thousands—except share and per share data)

Note 2—Summary of Significant Accounting Policies (Continued)

        The Company assesses its Agency MBS, Non-Agency MBS and other securities, excluding Interest-Only Strips, rated AA and higher at the time of purchase, for other-than-temporary impairment ("OTTI") on at least a quarterly basis. The determination of whether a security is other-than-temporarily impaired involves judgement and assumptions based on subjective and objective factors. When the fair value of an investment is less than its amortized cost at the balance sheet date, during a reporting period, the security is considered impaired and the impairment is designated as either "temporary" or "other-than-temporary." In deciding on whether or not a security is other-than-temporarily impaired, the Company considers several factors, including the nature of the investment, communications (if any) from the trustee of securitization regarding the credit quality of the security, the severity and duration of the impairment and the cause of the impairment. When a security is impaired an OTTI is considered to have occurred if there is an adverse change in the expected cash flows (principal or interest) to be received and the fair value of the security is less than its carrying amount and either the Company intends to sell the security or it is more likely than not the Company will be required to sell the security before recovery of its amortized cost. In determining whether an adverse change in cash flows occurred, the present value of the remaining cash flows, as estimated at the initial transaction date (or the last date previously revised), is compared to the present value of the expected cash flows at the current reporting date. The estimated cash flows reflect those a "market participant" would use and are discounted at a rate equal to the current yield used to accrete interest income. The OTTI is recorded in the Company's Consolidated Statement of Operations as Other loss on securities.

        The determination as to whether OTTI exists is subjective given that such determination is based on information available at the time of assessment as well as the Company's estimates of the future performance and cash flow projections on the security. As a result, the timing and amount of an OTTI constitutes an accounting estimate that may change materially over time.

        Finally, certain of the Company's MBS and other securities that are in an unrealized loss position at the end of the reporting period are not be considered other-than-temporarily impaired because the Company has the ability and intent to hold the securities to maturity or for a period of time sufficient for a price recovery up to or above the amortized cost of the investment and the Company is not required to sell the security for regulatory or other reasons.

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

        In addition, an OTTI is deemed to have occurred when there is an adverse change in the expected cash flows (principal or interest) to be received and the fair value of the security is less than its carrying amount. In determining whether an adverse change in cash flows occurred, the present value of the remaining cash flows, as estimated at the initial transaction date (or the last date previously revised), is compared to the present value of the expected cash flows at the current reporting date. The estimated cash flows reflect those a "market participant" would use and are discounted at a rate equal to the current yield used to accrete interest income. The OTTI is recorded in the Company's Consolidated Statements of Operations as Other loss on securities.

        Securities denominated in a foreign currency contain additional risk in that the amortized cost basis for those securities may not be recovered due to declines in currency exchange rates. The Company considers the length of time that the security's fair value has declined due to the decline in foreign exchange rates, when assessing other-than temporary impairment.

        The determination as to whether OTTI exists is subjective given that such determination is based on information available at the time of assessment as well as the Company's estimates of the future performance and cash flow projections on the security. As a result, the timing and amount of an OTTI constitutes an accounting estimate that may change materially over time

Western Asset Mortgage Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(in thousands—except share and per share data)

Note 2—Summary of Significant Accounting Policies (Continued)

        Finally, certain of the Company's MBS and other securities that are in an unrealized loss position at the end of the reporting period are not be considered other-than-temporarily impaired because the Company has the ability and intent to hold the securities to maturity or for a period of time sufficient for a price recovery up to or above the amortized cost of the investment and the Company is not required to sell the security for regulatory or other reasons.

Sales of Investments

        Sales of investments are driven by the Company's portfolio management process. The Company seeks to mitigate risks including those associated with prepayments and will opportunistically rotate the portfolio into securities and/or other assets the Company's Manager believes have more favorable attributes. Strategies may also be employed to manage net capital gains, which need to be distributed for tax purposes. Realized gains or losses on sales of investments, including Agency Interest-Only Strips not characterized as derivatives, are included in the net Realized gain (loss) on sale of investments, net line item on the Consolidated Statements of Operations, and are recorded at the time of disposition. Realized gains losses on Interest-Only Strips which are characterized as derivatives are included in Gain (loss) on derivative instruments, net line item in the Consolidated Statements of Operations. Prior to January 1, 2015, realized gains or losses on sales of securities which were part of a linked transaction were included in Gain (loss) on linked transactions, net. The cost of positions sold is calculated using the specific identification method.

        Investments in an unrealized loss position at the end of each reporting period are evaluated by the Company's Manager to determine whether the Company has the intent to sell such investments. To the extent the Company has no intent as of the end of such reporting period to sell such investments and it is more likely than not that the Company will not be required to sell the investment before recovery of its amortized cost basis, such unrealized loss is included in Unrealized gain (loss) on investments, net in the Consolidated Statements of Operations. Otherwise, when the Company has determined its intent to sell such securities, the unrealized loss is characterized as a realized loss and included in Other loss on securities on the Consolidated Statements of Operations. The Company has no intent to sell any of its investments in an unrealized loss position at December 31, 2015.

Western Asset Mortgage Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(in thousands—except share and per share data)

Note 2—Summary of Significant Accounting Policies (Continued)

Foreign currency transactions

        The Company has and expects to continue to enter into transactions denominated in foreign currency from time to time. At the date the transaction is recognized, the asset and/or liability will be measured and recorded using the exchange rate in effect at the date of the transaction. At each balance sheet date, such foreign currency assets and liabilities are re-measured using the exchange rate in effect at the date of the balance sheet, resulting in unrealized foreign currency gains or losses. Unrealized foreign currency gains or losses on MBS and other assets are recorded in Unrealized gain (loss) on investments, net on the Consolidated Statement of Operations. In addition, the Company evaluates whether an other-than-temporary impairment is deemed to have occurred on MBS and other assets denominated in a foreign currency. Cash flows from MBS and other assets denominated in foreign currencies are received in a foreign currency, and as a result, the Company may incur a loss due to changes in foreign exchange rates even when all contractual cash flows are received. These adjustments are reflected in the Consolidated Statements of Operations as Other loss on securities. Unrealized and realized foreign currency gains or losses on borrowings under repurchase agreements are recorded in Other, net on the Consolidated Statement of Operations. Interest income from investments denominated in a foreign currency and interest expense on borrowings denominated in a foreign currency are recorded at the average rate of exchange during the period.

Due from counterparties/Due to counterparties

        Due from counterparties represents cash posted by the Company with its counterparties as collateral for the Company's interest rate and/or currency derivative financial instruments, repurchase agreements, and TBAs. Due to counterparties represents cash posted with the Company by its counterparties as collateral under the Company's interest rate and/or currency derivative financial instruments, repurchase agreements, and TBAs. Included in the due from counterparties and/or due to counterparties are daily variation margin settlement amounts with counterparties which are based on the price movement of the Company's futures contracts. In addition, as provided below, Due to counterparties may include non-cash collateral in which the Company has the obligation to return and which the Company has either sold or pledged. To the extent the Company receives collateral other than cash from its counterparties such assets are not included in the Company's Consolidated Balance Sheets. Notwithstanding the foregoing, if the Company either rehypothecates such assets or pledges the assets as collateral pursuant to a repurchase agreement, the cash received and the corresponding liability are reflected on the Consolidated Balance Sheets.

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

Western Asset Mortgage Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(in thousands—except share and per share data)

Note 2—Summary of Significant Accounting Policies (Continued)

        GAAP requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and to measure those instruments at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative. The fair value adjustment will affect either other comprehensive income in stockholders' equity until the hedged item is recognized in earnings or net income depending on whether the derivative instrument is designated and qualifies as a for hedge for accounting purposes and if so, the nature of the hedging activity. The Company elected not to apply hedge accounting for its derivative instruments. Accordingly, the Company records the change in fair value, of its derivative instruments, which includes net interest rate swap payments (including accrued amounts) and net currency payments (including accrued amounts) related to interest rate swaps and currency swaps, respectively in Gain (loss) on derivative instruments, net in its Consolidated Statements of Operations.

        In the Company's Consolidated Statements of Cash Flows, premiums received or paid on termination of its interest rate swaps, excluding interest rate swaps containing an other-than-insignificant financing element and the unamortized premium of market agreed coupon ("MAC") interest rate swaps, are included in cash flows from operating activities. Notwithstanding the foregoing, proceeds and payments on settlement of swaptions, mortgage put options, futures contracts and TBAs are included in cash flows from investing activities. Proceeds and payments on settlement of forward contracts are reflected in cash flows from financing activities in the Company's Consolidated Statement of Cash Flows. While payments made at the time of entering MAC interest rate swaps are included in cash flows from investing activities, payments received by the Company upon entering MAC interest rate swaps are included in either cash flows from investing activities or cash flows financing activities, depending on whether or not the derivative instrument includes an other-than-insignificant financing element. For MAC interest rate swaps containing an other-than-insignificant financing element, all cash flows over the life of the derivative are treated as cash flows from financing activities. Return and recovery of basis activity for MAC interest rate swaps is included in cash flows from investing activities for swaps not containing an other-than-insignificant financing element in the Company's Consolidated Statement of Cash Flows. For Agency and Non-Agency Interest-Only Strips accounted for as derivatives, the purchase, sale and recovery of basis activity is included with MBS and other securities under cash flows from investing activities in the Company's Consolidated Statement of Cash Flows.

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

        The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. An embedded derivative is separated from the host contact and accounted for separately when all of the guidance criteria are met. Hybrid instruments that are remeasured at fair value through earnings, including the fair value option are not bifurcated. Derivative instruments, including derivative instruments accounted for as liabilities, are recorded at fair value and are re-valued at each reporting date, with changes in the fair value together with interest earned or paid (including accrued amounts) reported in the Gain (loss) on derivative instruments, net in the Consolidated Statements of Operations. While accounted for as derivative instruments through December 31, 2014, linked transactions, including changes in fair value and interest earned or paid (including accrued amounts) were reported separately in our Consolidated Balance Sheets, Consolidated Statements of Operations and Consolidated Statements of Cash Flows. See "Warrants" below.

Repurchase agreements and Reverse Repurchase agreements

        Mortgage-backed securities and other securities sold under repurchase agreements are treated as collateralized financing transactions, unless they meet sales treatment. Securities financed through a repurchase agreement remain on the Company's Consolidated Balance Sheets as assets and cash received from the lender is recorded in the Company's Consolidated Balance Sheets as a liability, unless such transaction was accounted for as a linked transaction prior to January 1, 2015, as described below. Interest payable in accordance with repurchase agreements is recorded as accrued interest payable on the Consolidated Balance Sheets. Interest paid (including accrued amounts) in accordance with repurchase agreements was recorded as interest expense, unless the repurchase agreement is accounted for as a linked transaction, prior to January 1, 2015, as described below. The Company reflects all proceeds from repurchase agreement borrowings and repayment of repurchase agreement borrowings which are not linked transactions, including transactions pertaining to collateral received with respect to certain swap transactions, on a gross basis on the Consolidated Statements of Cash Flows.

Western Asset Mortgage Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(in thousands—except share and per share data)

Note 2—Summary of Significant Accounting Policies (Continued)

        The Company may borrow securities under reverse repurchase agreements to deliver a security owned and sold by the Company but pledged to a different counterparty under a separate repurchase agreement when in the Manager's view terminating the outstanding repurchase agreement is not in the Company's interest. Cash paid to the borrower is recorded in the Company's Consolidated Balance Sheets as an asset. Interest receivable in accordance with reverse repurchase agreements is recorded as accrued interest receivable on the Consolidated Balance Sheets. The Company reflects all proceeds on reverse repurchase agreement and repayment of reverse repurchase agreement, on a net basis on the Consolidated Statements of Cash Flows. Upon sale of a pledged security, the Company recognizes an obligation to return the borrowed security on the Consolidated Balance Sheet in Due to Counterparty. The Company establishes haircuts to ensure the market value of the underlying asset remains sufficient to protect the Company in the event of default by the counterparty. Realized gains and losses associated with the sale of the security are recognized in Realized gain (loss) on sale of investments, net on the Consolidated Statement of Cash Flows.

Securitized debt

        Securitized debt was issued at par by consolidated securitization trust. The Company elected the fair value option for the debt and as a result all changes in fair value are reflected in the results of operations.

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

        The Company may create and elect to treat certain subsidiaries as Taxable REIT Subsidiaries ("TRS"). In general, a TRS may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business. A domestic TRS is subject to U.S. federal, state and local corporate income taxes, and its value may not exceed 25% of the value of the Company. While a TRS may generate net income, a TRS can declare dividends to the Company, which will be included in the Company's taxable income and necessitate a distribution to its stockholders. Conversely, if the Company retains earnings at the TRS level, no distribution is required and it can increase book equity of the consolidated entity. As of December 31, 2015, the Company has a single wholly-owned subsidiary which it has elected to treat as a domestic TRS.

        The Company evaluates uncertain tax positions, if any, and classifies interest and penalties, if any, related to unrecognized tax benefits, if any, as a component of the provision for income taxes. In addition, the Company evaluates the performance of the TRS each period to determine the need for a provision for income taxes.

Offering costs

        Offering costs borne by the Company in connection with common stock offerings and private placements are reflected as a reduction of additional paid-in-capital.

Western Asset Mortgage Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(in thousands—except share and per share data)

Note 2—Summary of Significant Accounting Policies (Continued)

Earnings per share

        GAAP requires use of the two-class method of computing earnings per share for all periods presented for each class of common stock and participating securities as if all earnings for the period had been distributed. Under the two-class method, during periods of net income, the net income is first reduced for dividends declared on all classes of securities to arrive at undistributed earnings. During periods of net losses, the net loss is reduced for dividends declared on participating securities only if the security has the right to participate in the earnings of the entity and an objectively determinable contractual obligation to share in net losses of the entity. The Company's participating securities are not allocated a share of the net loss, as the participating securities do not have a contractual obligation to share in the net losses of the Company.

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

Recent accounting pronouncements

Accounting Standards Adopted in 2015

        In April 2014, the Financial Accounting Standards Board issued updated guidance that changes the requirements for reporting discontinued operations. Under the new guidance, a discontinued operation is defined as a disposal of a component of an entity or group of components of an entity that is disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results. The guidance is effective prospectively as of the first quarter of 2015 for a public company and for certain non-for-profit entities, with early adoption permitted for new disposals or new classifications as held-for-sale. The guidance is effective for other entities for annual periods beginning on or after December 15, 2014 and interim periods within annual periods beginning on or after December 15, 2015. The new guidance did not have a material impact on the Company's consolidated financial statements.

        In June 2014, the Financial Accounting Standards Board issued guidance that changes the accounting for repurchase-to-maturity transactions and repurchase financing arrangements. The new guidance aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements. These transactions would all be accounted for as secured borrowings. The guidance eliminates sale accounting for repurchase-to-maturity transactions and supersedes the guidance under which a transfer of a financial asset and a contemporaneous repurchase financing could be accounted for on a combined basis as a forward agreement, which has resulted in outcomes referred to as off-balance-sheet accounting. In addition, the guidance requires additional disclosures. The guidance for a public company is effective for the first interim or annual period beginning after December 15, 2014.Other entities may elect to apply the requirements for interim periods beginning after December 31, 2014. Certain disclosures under this guidance do not take effect for a public company until the first period beginning after March 15, 2015 and do not take effect for other companies beginning for annual periods commencing after December 31, 2014 and for interim periods beginning after December 15, 2015. Through December 31, 2014, the Company accounted for certain transfers as forward agreements under the previous guidance, which were classified as linked transactions. The new guidance requires the Company to record these transfers as secured borrowings. The implementation of the new guidance resulted in an increase to Mortgage-backed securities and other securities, at fair value of approximately $52.5 million, an increase in Borrowings under repurchase agreements of approximately $31.9 million and a decrease in Linked transactions, net, at fair value of approximately $20.6 million in the Company's Consolidated Balance Sheets as of January 1, 2015. Further, the implementation of the new guidance resulted in a cumulative-effect adjustment of zero to retained earnings as of January 1, 2015.

Western Asset Mortgage Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(in thousands—except share and per share data)

Note 2—Summary of Significant Accounting Policies (Continued)

        In August 2014, the FASB issued guidance on measuring the financial assets and financial liabilities of consolidated collateralized financing entities, or CFEs. The update allows an entity to measure both the financial assets and financial liabilities of a qualifying CFE it consolidates using the fair value of either the CFE's financial assets or financial liabilities, whichever is more observable. The guidance requires certain recurring disclosures and is effective for annual periods beginning on or after December 15, 2015, with early adoption permitted as of the beginning of an annual period. Early adoption was applied, which did not have a material impact on the Company's financial condition or results of operations.

Accounting Standards to be Adopted in Future Periods

        In May 2014, the Financial Accounting Standards Board issued guidance that changes an entity's recognition of revenue from contracts with customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new guidance requires improved disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In applying the new guidance, an entity may use either a retrospective approach to each prior reporting period or a retrospective approach with the cumulative effect recognized at the date of initial application. For a public company, the standard is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted for a public entity. For all other entities, the standard is effective for annual reporting periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2015. With certain restrictions, a nonpublic entity may elect to apply the guidance earlier. The new guidance is not expected to have a material impact on the Company's consolidated financial statements.

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

        In January 2016, the FASB issued guidance to improve certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The standard is effective for a public company for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years. The standard is effective for other entities for fiscal years beginning after December 15, 2018, and for interim periods beginning after December 15, 2019. Early adoption by public companies for fiscal years or interim periods that have not yet been issued or, by all other entities, that have not yet been made available for issuance of this guidance are permitted as of the beginning of the fiscal year of adoption, under certain restrictions. The Company should apply the guidance by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The guidance related to equity securities without readily determinable fair values should be applied prospectively to equity investments that exist at the date of adoption. The Company is currently assessing the impact that this guidance will have on its consolidated financial statements when adopted.

Western Asset Mortgage Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(in thousands—except share and per share data)

Note 3—Fair Value of Financial Instruments

        The following tables present the Company's financial instruments carried at fair value as of December 31, 2015 and December 31, 2014, based upon the valuation hierarchy (dollars in thousands):

	December 31, 2015
	Fair Value
	Level I	Level II	Level III	Total
Assets
Agency RMBS:
20-Year mortgage	$—	$687,272	$—	$687,272
30-Year mortgage	—	926,459	—	926,459
Agency RMBS Interest-Only Strips	—	71,954	—	71,954
Agency and Non-Agency Interest-Only Strips accounted for as derivatives, included in MBS	—	56,431	3,556	59,987
Non-Agency RMBS	—	278,885	247,753	526,638
Agency and Non-Agency CMBS	—	334,687	143,031	477,718
Other securities	—	29,103	71,996	101,099

Subtotal	—	2,384,791	466,336	2,851,127
Residential Whole-Loans	—	—	218,538	218,538
Securitized commercial loan	—	—	25,000	25,000

Subtotal	—	—	243,538	243,538
Derivative assets	63	21,852	—	21,915

Total	$63	$2,406,643	$709,874	$3,116,580

Liabilities
Derivative liabilities	$698	$179,479	$—	$180,177
Securitized debt	—	—	11,000	11,000

Total	$698	$179,479	$11,000	$191,177

Western Asset Mortgage Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(in thousands—except share and per share data)

Note 3—Fair Value of Financial Instruments (Continued)

	December 31, 2014
	Fair Value
	Level I	Level II	Level III	Total
Assets
Agency RMBS:
20-Year mortgage	$—	$1,120,031	$—	$1,120,031
30-Year mortgage	—	1,790,219	—	1,790,219
Agency RMBS Interest-Only Strips	—	188,506	—	188,506
Agency and Non-Agency Interest-Only Strips accounted for as derivatives, included in MBS	—	83,773	4,456	88,229
Non-Agency RMBS	—	490,093	176,479	666,572
Agency and Non-Agency CMBS	—	320,171	103,069	423,240
Other securities	—	101,523	7,403	108,926

Subtotal	—	4,094,316	291,407	4,385,723
Residential Whole-Loans	—	—	7,220	7,220
Derivative assets	451	72,805	—	73,256
Non-Agency RMBS linked transactions	—	—	1,596	1,596
Non-Agency CMBS linked transactions, including Non U.S.	—	—	16,152	16,152
Other securities linked transactions	—	—	2,879	2,879

Total	$451	$4,167,121	$319,254	$4,486,826

Liabilities
Derivative liabilities	$1,191	$179,089	$—	$180,280

Total	$1,191	$179,089	$—	$180,280

        When available, the Company uses quoted market prices to determine the fair value of an asset or liability. If quoted market prices are not available, the Company will use independent pricing services and if the independent pricing service cannot price a particular asset or liability, the Company will obtain third party broker quotes. The Manager's pricing group, which functions independently from its portfolio management personnel, corroborates the third party broker quote by comparing the broker price to alternate sources or using internal valuation techniques. If independent pricing service, or third party broker quotes are not available, the Company determines the fair value of the securities using valuation techniques that use, when possible, current market-based or independently-sourced market parameters, such as interest rates and when applicable, estimates of prepayments and credit losses.

Western Asset Mortgage Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(in thousands—except share and per share data)

Note 3—Fair Value of Financial Instruments (Continued)

Mortgage-backed securities and other securities

        In determining the proper fair value hierarchy or level, all securities are initially classifies in Level III. The Company further determined, given the amount of available observable market data to fair value its Agency RMBS, that these securities should be classified in Level II. For Non-Agency RMBS, CMBS and other securities, to determine whether a security should be a Level II, the securities are grouped by security type and the Manager reviews the internal trade history, for the quarter, for each security type. If there is sufficient trade data above a predetermined threshold of a security type, the Managers determines it has sufficient observable market data and the security will be categorized as a Level II.

        Values for the Company's securities are based upon prices obtained from independent third party pricing services. The valuation methodology of the third party pricing services incorporates a commonly used market pricing method. Depending on the type of asset and the underlying collateral, the primary inputs to the model include yields for TBAs, Agency RMBS, the U.S. Treasury market and floating rate indices such as LIBOR, the Constant Maturity Treasury rate and the prime rate as a benchmark yield. In addition, the model may incorporate the current weighted average maturity and additional pool level information such as prepayment speeds, default frequencies and default severities, if applicable. When the third party pricing service cannot adequately price a particular security, the Company utilizes a broker's quote which is validated by the Manager's pricing group.

Residential and Commercial Loans

        Values for the Company's residential and commercial loans are based upon prices obtained from an independent third party pricing service that specializes in residential and commercial loans, utilizing a trade based valuation model. Their valuation methodology incorporates commonly used market pricing methods, including LTV, debt to income, maturity, interest rates, collateral location, and unpaid principal balance, prepayment penalties, FICO, lien position and times late. Due to the inherent uncertainty of such valuation, the fair values established for residential and commercial loans held by the Company may differ from the fair values that would have been established if a ready market existed for these loans. Accordingly, the Company's loans are classified as Level III in the fair value hierarchy.

Securitized commercial loan and securitized debt

        Values for the Company's securitized commercial loan and securitized debt is based on the fair value that is more observable. Since there is an extremely limited market for the securitized commercial loan, the Company determined the fair value of the securitized debt was more observable. The fair value of the securitized debt was based upon a third party broker quote, which is validated by the Manager's pricing group. Due to the inherent uncertainty of such valuation the Company classifies its securitized commercial loan and securitized debt as Level III.

Western Asset Mortgage Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(in thousands—except share and per share data)

Note 3—Fair Value of Financial Instruments (Continued)

Linked transactions

        While linked transactions were treated as derivatives for GAAP through December 31, 2014, the securities underlying the Company's linked transactions were valued using similar techniques to those used for our securities portfolio. The value of the underlying security was then netted against the carrying amount (which approximates fair value) of the repurchase agreement at the valuation date. Additionally, TBA instruments are similar in substance to our Agency RMBS portfolio, and the Company therefore estimates fair value based on similar methods.

Derivatives

        Values for the Company derivatives are based upon prices from third party pricing services, whose pricing is subject to review by the Manager's pricing committee. In valuing its over-the-counter interest rate derivatives, such as swaps and swaptions, and its currency derivatives, such as swaps and forwards, the Company considers the creditworthiness of both the Company and its counterparties, along with collateral provisions contained in each derivative agreement, from the perspective of both the Company and its counterparties. The majority of the Company's interest rate swaps are cleared through a central clearing house and subject to the clearing house margin requirements. The Company's agreements with its derivative counterparties also contain netting provisions; however the Company has elected to report its interest rate swaps and swaptions and currency swaps and forwards on a gross basis. No credit valuation adjustment was made in determining the fair value of interest rate and/or currency derivatives for the years ended December 31, 2015 and 2014.

        The Company performs quarterly reviews of the independent third party pricing data may consist of a review of the daily change in the prices provided by the independent pricing vendor which exceed established tolerances or comparisons to executed transaction prices, utilizing the Manager's pricing group. The Manager's pricing group, which functions independently from its portfolio management personnel, corroborates the price differences or changes in price by comparing the vendor price to alternate sources including other independent pricing services or broker quotations. If the price change or difference cannot be corroborated, the Manager's pricing group consults with the portfolio management team for market color in reviewing such pricing data as warranted. To the extent that the Manager has information, typically in the form of broker quotations that would indicate that a price received from the independent pricing service is outside of a tolerance range, the Manager generally challenges the independent pricing service price.

Western Asset Mortgage Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(in thousands—except share and per share data)

Note 3—Fair Value of Financial Instruments (Continued)

        The following table presents additional information about the Company's financial instruments which are measured at fair value on a recurring basis for which the Company has utilized Level III inputs to determine fair value:

	Year ended December 31, 2015
$ in thousands	Mortgage-backed securities and other securities	Residential Whole-Loans	Securitized commercial loan	Linked Transactions	Securitized debt
Beginning balance	$291,407	$7,220	$—	$20,627	$—
Fair value of securities previously accounted for as linked transactions(1)	52,484	—	—	—	—
Fair value of financial instruments previously accounted for as linked transactions(1)	—	—	—	(20,627)	—
Transfers into Level III from Level II	104,748	—	—	—	—
Transfers from Level III into Level II	(42,952)	—	—	—	—
Purchases	179,546	217,325	25,000	—	11,000
Sales and settlements	(88,574)	—	—	—	—
Principal repayments	(11,880)	(8,674)	—	—	—
Total net gains / (losses) included in net income
Realized gains/(losses), net	4,314	—	—	—	—
Other loss on Mortgage-backed securities	(7,552)	—	—	—	—
Unrealized gains/(losses), net(2)	(7,386)	3,548	—	—	—
Premium and discount amortization, net	(7,819)	(881)	—	—	—

Ending balance	$466,336	$218,538	$25,000	$—	$11,000

(1)
Resulting from the implementation of guidance issued by the Financial Accounting Standards Board which eliminated the requirement to account for certain financial instruments as linked transactions. See "Recent accounting pronouncements" for details.
(2)
For Mortgage-backed securities and other securities and Residential Whole-Loans classified as Level III at December 31, 2015, the Company recorded gross unrealized gains of approximately $7.3 million and $3.6 million and gross unrealized losses of approximately $13.4 million and $8 thousand, respectively. These gains and losses are included in Unrealized gain (loss) on investments, net on the Consolidated Statements of Operations.

Western Asset Mortgage Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(in thousands—except share and per share data)

Note 3—Fair Value of Financial Instruments (Continued)

	Year ended December 31, 2014
$ in thousands	Mortgage-backed securities and other securities	Residential Whole-Loans	Securitized commercial loan	Linked Transactions	Securitized debt
Beginning balance	$15,681	$—	$—	$—	$—
Transfers into Level III from Level II	118,174	—	—	10,944	—
Transfers from Level III into Level II	(10,732)	—	—	—	—
Purchases	185,137	7,161	—	10,008	—
Sales and settlements	(14,649)	—	—	—	—
Principal repayments	(2,283)	(9)	—	—	—
Total net gains / (losses) included in net income
Realized gains/(losses), net	184	—	—	130	—
Other loss on Mortgage-backed securities	(996)	—	—	(2)	—
Unrealized gains/(losses), net(1)	9,051	94	—	(483)	—
Premium and discount amortization, net	(8,160)	(26)	—	30	—

Ending balance	$291,407	$7,220	$—	$20,627	$—

(1)
For Mortgage-backed securities and other securities and Residential Whole-Loans classified as Level III at December 31, 2014, the Company recorded gross unrealized gains of approximately $9.0 million and $95 thousand and gross unrealized losses of approximately $930 thousand and $1 thousand, respectively. These gains and losses are included in Unrealized gain (loss) on investments, net on the Consolidated Statements of Operations.

        Transfers between hierarchy levels during operations for the years ended December 31, 2015 and December 31, 2014 were based on the lack of availability of sufficient observable inputs to meet Level II versus Level III criteria. The leveling of these assets was based on information received from a third party pricing service which utilized unobservable inputs, along with the back-testing of historical sales transactions performed by the Manager. The Company did not have transfers between Level I and Level II for the years ended December 31, 2015 and December 31, 2014.

Other Fair Value Disclosures

        Due from counterparties and Due to counterparties on the Company's Consolidated Balance Sheets are reflected at cost which approximates fair value.

        The fair value of the repurchase agreements is based on an expected present value technique. This method discounts future estimated cash flows using rates the Company determined best estimate current market interest rates that would be offered for loans with similar characteristics and credit quality. The use of different market assumptions or estimation methodologies could have a material effect on the fair value amounts. At December 31, 2015, the Company's borrowings under repurchase agreements had a fair value of approximately $2.589 billion and a carrying value of approximately $2.586 billion. Inputs used to arrive at the fair value of the repurchase agreement borrowings and receivables under reverse repurchase agreements are generally observable, and therefore, they would be considered a Level II fair value measurement.

Western Asset Mortgage Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(in thousands—except share and per share data)

Note 4—Mortgage-Backed Securities and other securities

        The following tables present certain information about the Company's investment portfolio at December 31, 2015 and December 31, 2014 (dollars in thousands). Real estate securities and other securities that are accounted for as a component of linked transactions as of December 31, 2014 are not reflected in the tables set forth in this note. See Note 8 for further details.

	December 31, 2015
	Principal Balance	Unamortized Premium (Discount), net	Discount Designated as Credit Reserve and OTTI	Amortized Cost	Unrealized Gain (Loss), net	Estimated Fair Value	Net Weighted Average Coupon(1)
Agency RMBS:
20-Year mortgage	$645,313	$35,216	$—	$680,529	$6,743	$687,272	3.9%
30-Year mortgage	856,014	71,342	—	927,356	(897)	926,459	4.2%
Agency RMBS Interest-Only Strips(2)	N/A	N/A	N/A	71,632	322	71,954	3.1% (2)
Agency and Non-Agency Interest-Only Strips, accounted for as derivatives(2)(3)	N/A	N/A	N/A	N/A	N/A	59,987	2.5% (2)
Non-Agency RMBS	601,233	(16,669)	(141,014)	443,550	1,899	445,449	3.7%
Non-Agency RMBS Interest- Only Strips(2)	N/A	N/A	N/A	66,600	14,589	81,189	5.9% (2)
Agency and Non-Agency CMBS	575,351	(73,835)	(9,017)	492,499	(16,894)	475,605	5.0%
Agency CMBS Interest-Only Strips(2)	N/A	N/A	N/A	1,915	198	2,113	4.7% (2)
Other securities(4)	81,518	1,135	(2,719)	102,778	(1,679)	101,099	4.8%

Total	$2,759,429	$17,189	$(152,750)	$2,786,859	$4,281	$2,851,127	3.9%

	December 31, 2014
	Principal Balance	Unamortized Premium (Discount), net	Discount Designated as Credit Reserve and OTTI	Amortized Cost	Unrealized Gain (Loss), net	Estimated Fair Value	Net Weighted Average Coupon(1)
Agency RMBS:
20-Year mortgage	$1,054,864	$56,616	$—	$1,111,480	$8,551	$1,120,031	3.6%
30-Year mortgage	1,657,640	127,876	—	1,785,516	4,703	1,790,219	4.1%
Agency RMBS Interest-Only Strips(2)	N/A	N/A	N/A	178,162	10,344	188,506	4.0% (2)
Agency and Non-Agency Interest-Only Strips, accounted for as derivatives(2)(3)	N/A	N/A	N/A	N/A	N/A	88,229	2.9% (2)
Non-Agency RMBS	759,068	6,941	(178,883)	587,126	9,791	596,917	3.6%
Non-Agency RMBS Interest- Only Strips(2)	N/A	N/A	N/A	61,144	8,511	69,655	6.1%
Agency and Non-Agency CMBS	449,617	(31,216)	(3,124)	415,277	3,848	419,125	5.3%
Agency CMBS Interest-Only Strips(2)	N/A	N/A	N/A	4,017	98	4,115	4.8%
Other securities(4)	102,323	699	—	110,425	(1,499)	108,926	4.6%

Total	$4,023,512	$160,916	$(182,007)	$4,253,147	$44,347	$4,385,723	4.0%

(1)
Net weighted average coupon as of December 31, 2015 and December 31, 2014 is presented, net of servicing and other fees.
(2)
Agency RMBS IOs and IIOs, Non-Agency RMBS IOs and IIOs, Agency and Non-Agency IOs and IIOs, accounted for as derivatives, and Agency and Non-Agency CMBS IOs and IIOs have no principal balances and bear interest based on a notional balance. The notional balance is used solely to determine interest distributions on interest-only class of securities. At December 31, 2015, the notional balance for Agency RMBS IOs and IIOs, Non-Agency IOs and IIOs, Agency and Non-Agency IOs and IIOs, accounted for as derivatives, and CMBS IOs and IIOs was $593.4 million, $321.0 million, $655.6 million and $43.2 million, respectively. At December 31, 2014, the notional balance for Agency RMBS IOs and IIOs, Non-Agency IOs and IIOs, Agency and Non-Agency IOs and IIOs, accounted for as derivatives, and CMBS IOs and IIOs was $1.2 billion, $329.7 million, $818.7 million and $46.6 million, respectively.
(3)
Interest on these securities is reported as a component of Gain (loss) on derivative instruments, net on the Consolidated Statements of Operations.
(4)
Other securities include residual interests in asset-backed securities which have no principal balance and an amortized cost of approximately $22.8 million and $7.4 million, as of December 31, 2015 and December 31, 2014, respectively.

Western Asset Mortgage Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(in thousands—except share and per share data)

Note 4—Mortgage-Backed Securities and other securities (Continued)

        As of December 31, 2015 and December 31, 2014 the weighted average expected remaining term to the expected maturity of the MBS and other securities investment portfolio, excluding linked transactions was 7.1 years and 6.7 years, respectively.

        The following table presents the components of the carrying value of the Company's real estate securities and other securities (dollars in thousands):

	December 31, 2015	December 31, 2014
Principal balance	$2,759,429	$4,023,512
Amortized cost of Interest-Only Strips and residual interests	162,991	250,726
Carrying value of Agency and Non-Agency Interest-Only Strips accounted for as derivatives	59,987	88,229
Unamortized premium	124,870	218,561
Unamortized discount	(107,681)	(57,645)
Discount designated as Credit Reserve and OTTI	(152,750)	(182,007)
Gross unrealized gains	51,542	75,444
Gross unrealized losses	(47,261)	(31,097)

Fair value	$2,851,127	$4,385,723

        The following tables present the changes in the components of the Company's purchase discount and amortizable premium on its Non-Agency RMBS, Non-Agency CMBS and other securities for the years ended December 31, 2015, December 31, 2014 and December 31, 2013 (dollars in thousands):

	Year ended December 31, 2015
	Discount Designated as Credit Reserve and OTTI	Accretable Discount(1)	Amortizable Premium(1)
Balance at beginning of period(3)	$(182,007)	$(105,804)	$82,228
Securities previously accounted for as linked transactions(2)	(2,320)	(1,393)	4,587
Accretion of discount	—	18,465	—
Amortization of premium	—	—	(9,025)
Realized credit losses	9,534	—	—
Purchases	(38,634)	(96,380)	18,544
Sales	60,747	44,232	(30,054)
Net impairment losses recognized in earnings	(14,839)	—	—
Transfers/release of credit reserve(3)	14,769	(4,652)	(10,117)

Balance at end of period	$(152,750)	$(145,532)	$56,163

(1)
Together with coupon interest, accretable purchase discount and amortizable premium is recognized as interest income over the life of the security.
(2)
Resulting from the implementation of guidance issued by the Financial Accounting Standards Board which eliminated the requirement to account for certain financial instruments as linked transactions. See "Recent accounting pronouncements" for details.
(3)
Subsequent reductions of a security's non-accretable discount results in a corresponding reduction in its amortizable premium.

Western Asset Mortgage Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(in thousands—except share and per share data)

Note 4—Mortgage-Backed Securities and other securities (Continued)

	Year ended December 31, 2014
	Discount Designated as Credit Reserve and OTTI	Accretable Discount(1)	Amortizable Premium(1)
Balance at beginning of period(2)	$(79,898)	$(71,295)	$20,625
Accretion of discount	—	17,174	—
Amortization of premium	—	—	(9,135)
Realized credit losses	5,175	—	—
Purchases	(163,082)	(117,396)	92,667
Sales	46,848	73,345	(26,598)
Net impairment losses recognized in earnings	(11,959)	—	—
Unlinking of Linked Transactions	(13,889)	(297)	32,132
Transfers/release of credit reserve(3)	34,798	(7,335)	(27,463)

Balance at end of period	$(182,007)	$(105,804)	$82,228

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
(3)
Subsequent reductions of a security's non-accretable discount results in a corresponding reduction in its amortizable premium.

Western Asset Mortgage Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(in thousands—except share and per share data)

Note 4—Mortgage-Backed Securities and other securities (Continued)

	Year ended December 31, 2013
	Discount Designated as Credit Reserve and OTTI	Accretable Discount(1)	Amortizable Premium(1)
Balance at beginning of period	$(12,659)	$(5,523)	$12
Accretion of discount	—	10,722	—
Amortization of premium	—	—	(2,001)
Realized credit losses	541	—	—
Purchases	(133,242)	(89,697)	35,416
Sales	81,144	34,894	(20,709)
Net impairment losses recognized in earnings	(550)	—	—
Unlinking of Linked Transactions	(21,986)	(6,922)	3,438
Transfers/release of credit reserve(2)	6,854	(11,323)	4,469

Balance of end of period	$(79,898)	$(67,849)	$20,625

(1)
Together with coupon interest, accretable purchase discount and amortizable premium is recognized as interest income over the life of the security.
(2)
Subsequent reductions of a security's non-accretable discount results in a corresponding reduction in its amortizable premium.

Western Asset Mortgage Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(in thousands—except share and per share data)

Note 4—Mortgage-Backed Securities and other securities (Continued)

        The following tables present the fair value and contractual maturities of the Company's investment securities at December 31, 2015 and December 31, 2014 (dollars in thousands):

	December 31, 2015
	< or equal to 10 years	> 10 years and < or equal to 20 years	> 20 years and < or equal to 30 years	> 30 years	Total
Agency RMBS:
20-Year mortgage	$—	$687,272	$—	$—	$687,272
30-Year mortgage	—	—	926,459	—	926,459
Agency RMBS Interest-Only Strips	—	40,900	31,054	—	71,954
Agency and Non-Agency Interest-Only Strips, accounted for as derivatives	1,310	10,081	35,219	13,377	59,987
Non-Agency RMBS	15	86,172	59,502	299,760	445,449
Non-Agency RMBS Interest-Only Strips	—	—	20,639	60,550	81,189
Agency and Non-Agency CMBS	65,213	27,849	167,355	215,188	475,605
Agency CMBS Interest-Only Strips	2,113	—	—	—	2,113
Other securities	29,102	11,088	39,256	21,653	101,099

Total	$97,753	$863,362	$1,279,484	$610,528	$2,851,127

	December 31, 2014
	< or equal to 10 years	> 10 years and < or equal to 20 years	> 20 years and < or equal to 30 years	> 30 years	Total
Agency RMBS:
20-Year mortgage	$—	$1,120,031	$—	$—	$1,120,031
30-Year mortgage	—	—	1,790,219	—	1,790,219
Agency RMBS Interest-Only Strips	—	52,975	135,531	—	188,506
Agency and Non-Agency Interest-Only Strips, accounted for as derivatives	—	17,123	53,452	17,654	88,229
Non-Agency RMBS	22	26,632	193,852	376,411	596,917
Non-Agency RMBS Interest-Only Strips	—	—	30,217	39,438	69,655
Agency and Non-Agency CMBS	43,286	52,135	82,055	241,649	419,125
Agency CMBS Interest-Only Strips	4,115	—	—	—	4,115
Other securities	65,128	—	36,395	7,403	108,926

Total	$112,551	$1,268,896	$2,321,721	$682,555	$4,385,723

Western Asset Mortgage Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(in thousands—except share and per share data)

Note 4—Mortgage-Backed Securities and other securities (Continued)

        The following tables present the gross unrealized losses and estimated fair value of the Company's MBS and other securities by length of time that such securities have been in a continuous unrealized loss position at December 31, 2015 and December 31, 2014 (dollars in thousands):

	December 31, 2015
	Less than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Agency RMBS:
20-Year mortgage	$113,919	$(1,229)	35	$44,470	$(590)	10	$158,389	$(1,819)	45
30-Year mortgage	68,890	(1,325)	17	329,716	(10,399)	55	398,606	(11,724)	72
Agency RMBS Interest-Only Strips	39,091	(2,177)	18	—	—	—	39,091	(2,177)	18
Non-Agency RMBS	234,897	(6,928)	36	19,656	(519)	5	254,553	(7,447)	41
Agency and Non-Agency CMBS	298,369	(19,888)	55	27,755	(1,294)	7	326,124	(21,182)	62
Other securities	59,610	(1,746)	5	11,334	(1,166)	1	70,944	(2,912)	6

Total	$814,776	$(33,293)	166	$432,931	$(13,968)	78	$1,247,707	$(47,261)	244

	December 31, 2014
	Less than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Agency RMBS:
20-Year mortgage	$1,475	$(10)	1	$422,287	$(5,426)	54	$423,762	$(5,436)	55
30-Year mortgage	2,893	(93)	5	882,482	(18,358)	126	885,375	(18,451)	131
Agency RMBS Interest-Only Strips	20,756	(587)	11	—	—	—	20,756	(587)	11
Non-Agency RMBS	112,505	(1,090)	20	11,564	(149)	2	124,069	(1,239)	22
Non-Agency RMBS Interest-Only Strips	5,081	(411)	1	—	—	—	5,081	(411)	1
Agency and Non-Agency CMBS	173,139	(1,716)	34	—	—	—	173,139	(1,716)	34
Other securities	62,345	(3,257)	6	—	—	—	62,345	(3,257)	6

Total	$378,194	$(7,164)	78	$1,316,333	$(23,933)	182	$1,694,527	$(31,097)	260

        At December 31, 2015, the Company did not intend to sell any of its MBS and other securities that were in an unrealized loss position, and it is "more likely than not" that the Company will not be required to sell these MBS and other securities before recovery of their amortized cost basis, which may be at their maturity.

Western Asset Mortgage Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(in thousands—except share and per share data)

Note 4—Mortgage-Backed Securities and other securities (Continued)

        The Company assesses its Agency MBS, Non-Agency MBS and other securities, excluding Interest-Only Strips, rated AA and higher at the time of purchase for other-than-temporary impairment on at least a quarterly basis. When the fair value of an investment is less than its amortized cost at the balance sheet date of the reporting period for which impairment is assessed, the impairment is designated as either "temporary" or "other-than-temporary." In deciding on whether or not a security is other-than-temporarily impaired, the Company considers several factors, including the nature of the investment, communications (if any) from the securitization trustee regarding the credit quality of the security, the severity and duration of the impairment, the cause of the impairment, and the Company's intent not to sell the security and that it is more likely than not that the Company will not be required to sell the security until recovery of its amortized cost. In addition, an other-than-temporary impairment is deemed to have occurred when there is an adverse change in the expected cash flows (principal or interest) to be received and the fair value of the security is less than its carrying amount. In determining whether an adverse change in cash flows occurred, the present value of the remaining cash flows, as estimated at the initial transaction date (or the last date previously revised), is compared to the present value of the expected cash flows at the current reporting date. The estimated cash flows reflect those a "market participant" would use and are discounted at a rate equal to the current yield used to accrete interest income. These adjustments are reflected in the Company's Consolidated Statement of Operations as Other loss on securities.

        For Non-Agency MBS and other securities rated below AA at the time of purchase and Agency and Non-Agency Interest-Only Strips, excluding Interest-Only Strips classified as derivatives, an other-than-temporary impairment is deemed to have occurred when there is an adverse change in the expected cash flows (principal or interest) to be received and the fair value of the beneficial interest is less than its carrying amount. Other than for "plain-vanilla" variable rate Non-Agency MBS, the Company does not bifurcate the loss between credit loss and loss attributed to change in interest rates, therefore, the entire loss is recorded as other-than-temporary. These adjustments are reflected in the Company's Consolidated Statement of Operations as Other loss on securities. In determining whether an adverse change in cash flows occurred, the present value of the remaining cash flows, as estimated at the initial transaction date (or the last date previously revised), is compared to the present value of the expected cash flows at the current reporting date. The estimated cash flows reflect those a "market participant" would use and are discounted at a rate equal to the current yield used to accrete interest income. If an other-than-temporary impairment is recognized as a result of this analysis, the yield is maintained at the current accretion rate. The last revised estimated cash flows are then used for future impairment analysis purposes. The Company's prepayment speed estimate was the primary assumption used to determine other-than temporary-impairments for Interest-Only Strips, excluding Agency and Non-Agency Interest-Only Strips accounted for as derivatives, for the years ended December 31, 2015, December 31, 2014 and December 31, 2013.

Western Asset Mortgage Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(in thousands—except share and per share data)

Note 4—Mortgage-Backed Securities and other securities (Continued)

        With respect to the Company's security portfolio, OTTI is generally recorded when the credit quality of the underlying collateral deteriorates and or the schedule payments are faster than previously projected. The credit deterioration could be as a result of, but not limited to, increased projected realized losses, foreclosures, delinquencies and the likelihood of the borrower being able to make payments in the future. Generally, a prepayment occurs when a loan has a higher interest rate relative to current interest rates and lenders are willing to extend credit at the lower current interest rate of the underlying collateral for the loan is sold or transferred. Other-than-temporary-impairments are reported as Other loss on securities in the Company's Consolidated Statement of Operations.

        The following table presents the other-than-temporary impairments the Company recorded on its securities portfolio (dollars in thousands):

	For the year ended December 31, 2015	For the year ended December 31, 2014	For the year ended December 31, 2013
Agency RMBS	$4,005	$4,703	$11,300
Non-Agency RMBS	9,216	11,293	550
Non-Agency CMBS	4,061	228	8
Other securities	2,509	790	—

Total	$19,791	$17,014	$11,858

        The Company has made investments in certain Non-Agency RMBS inverse floaters. These securities' coupon rates have an inverse relationship to a benchmark rate. When the benchmark interest rate increases the coupon payment rate will decrease because the benchmark interest rate is deducted from the coupon payment. The Company has generally purchased these securities at a premium. Accelerated prepayments on these securities could result in an economic loss, as the Company would not recover the upfront premium. The premiums are amortized into income using the effective interest rate method. As of December 31, 2015 and December 31, 2014, the Company held $79.1 million and $93.9 million, respectively, in Non-Agency RMBS inverse floaters.

Western Asset Mortgage Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(in thousands—except share and per share data)

Note 4—Mortgage-Backed Securities and other securities (Continued)

        The following tables present components of interest income on the Company's MBS and other securities (dollars in thousands):

	For the year ended December 31, 2015
	Coupon Interest	Net (Premium Amortization/ Amortization Basis) Discount Amortization	Interest Income
Agency RMBS	$119,789	$(48,119)	$71,670
Non-Agency RMBS	44,473	(8,008)	36,465
Agency and Non-Agency CMBS	30,162	1,585	31,747
Other securities	6,363	2,648	9,011

Total(1)	$200,787	$(51,894)	$148,893

(1)
Interest income on the Consolidated Statements of Operations includes coupon interest, net premium/discount amortization and interest income of approximately $4.1 million, $(1.1) million and $3.0 million on Residential Whole-Loans, respectively, coupon interest, net premium amortization and interest income of $424 thousand, $0 and $424 thousand on Commercial Whole-Loans, respectively, and coupon interest, net premium amortization and interest income of $356 thousand, $0 and $356 thousand on a securitized commercial loan, respectively.

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

Western Asset Mortgage Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(in thousands—except share and per share data)

Note 4—Mortgage-Backed Securities and other securities (Continued)

        The following tables present the sales and realized gains (loss) of the Company's MBS and other securities (dollars in thousands):

	For the year ended December 31, 2015
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Agency RMBS(1)	$1,293,120	$12,054	$(12,449)	$(395)
Non-Agency RMBS	233,257	11,066	(174)	10,892
Agency and Non-Agency CMBS	161,985	2,123	(171)	1,952
Other securities	851,714	1,188	(5,358)	(4,170)

Total	$2,540,076	$26,431	$(18,152)	$8,279

(1)
Excludes proceeds for Agency Interest-Only Strips, accounted for as derivatives, of approximately $7.3 million, gross realized gains of $626 thousand and gross realized losses of $31 thousand.

	For the year ended December 31, 2014
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Agency RMBS(1)	$1,574,301	$11,134	$(39,353)	$(28,219)
Non-Agency RMBS	414,130	20,290	(993)	19,297
Agency and Non-Agency CMBS(2)	168,535	2,007	(22)	1,985
Other securities	180,385	4,759	—	4,759

Total	$2,337,351	$38,190	$(40,368)	$(2,178)

(1)
Excludes proceeds for Agency Interest-Only Strips, accounted for as derivatives, of approximately $34.2 million, gross realized gains of $439 thousand and gross realized losses of approximately $1.6 million.
(2)
Excludes proceeds for Agency CMBS Interest-Only Strips, accounted for as derivatives, of approximately $3.7 million, gross realized gains of $389 thousand and gross realized losses of $0.

	For the year ended December 31, 2013
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Agency RMBS(1)	$3,471,370	$8,646	$(126,128)	$(117,482)
Non-Agency RMBS	114,322	5,883	(376)	5,507
Other securities	14,361	1,263	—	1,263

Total	$3,600,053	$15,792	$(126,504)	$(110,712)

(1)
Excludes proceeds for Agency Interest-Only Strips, accounted for as derivatives, of approximately $20.4 million and gross realized losses of $1.1 million.

Western Asset Mortgage Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(in thousands—except share and per share data)

Note 5—Variable Interest Entities

Residential Whole-Loan Trusts

        The consolidated financial statements also include the consolidation of certain trusts that each meet the definition of a VIE related to the acquisition of Residential Whole-Loans in which the Company has been determined itself to be the primary beneficiary of each such trust. The Company determined that it was the primary beneficiary of the two residential Whole-Loan trusts because it was involved in certain aspects of the design of each trust, has certain oversight rights on defaulted assets and has other significant decision making powers. In addition, the Company has the obligation to absorb losses and the right to receive benefits from the trusts that could potentially be significant to the trusts. Each trust has issued a trust certificate to the Company which is collateralized by pools of Residential Whole-Loans held by such trust. As of December 31, 2015, the Company financed the trust certificates with $173.9 million of repurchase borrowings, which is a liability held outside the trusts. The Company classifies the underlying Residential Whole-Loans owned by the trusts in Residential Whole-Loans at fair value in the Consolidated Balance Sheets and has eliminated the intercompany trust certificates in consolidation.

Commercial Loan Trust

        In November 2015, the Company acquired $14.0 million interest in the trust certificate issued by CMSC Trust 2015—Longhouse MZ ("CMSC Trust"), which was financed with $7.0 million of repurchase borrowings. The Company determined that CMSC Trust was a VIE and itself the primary beneficiary because it was involved in certain aspects of the design of the trust, has certain oversight rights on defaulted assets and has other significant decision making powers. In addition, the Company has the obligation to absorb losses and the right to receive benefits from the trust that could potentially be significant to the trust. The CMSC Trust holds a $25.0 million mezzanine loan collateralized by interests in commercial real estate. The mezzanine loan serves as collateral for the $25.0 million of trust certificates issued. As of December 31, 2015, the Company classified the mezzanine loan at fair value in Securitized commercial loan in the Consolidated Balance Sheets. The $25.0 million of trust certificates, of which $14.0 million was eliminated in consolidation and the remaining $11.0 million held by an affiliate was carried at fair value and classified as Securitized debt in the Consolidated Balance Sheets.

Western Asset Mortgage Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(in thousands—except share and per share data)

Note 5—Variable Interest Entities (Continued)

        The Company assesses modifications to VIEs on an ongoing basis to determine if a significant reconsideration event has occurred that would change the Company's initial consolidation assessment. The consolidated three trusts hold 524 performing Residential Whole-Loans and 1 performing commercial loan. The following table presents a summary of the assets and liabilities of the residential and commercial loan trusts included in the Consolidated Balance Sheets as of December 31, 2015 and December 31, 2014 (dollars in thousands).

	December 31, 2015	December 31, 2014
Residential Whole-Loans, at fair value	$218,538	$7,220
Securitized commercial loan, at fair value	25,000	—
Accrued interest receivable	1,836	40

Total assets	$245,374	$7,260

Securitized debt	$11,000	$—
Accrued interest payable	85	—
Accounts payable and accrued expenses	2	153

Total liabilities	$11,087	$153

        The Company's risk with respect to its investment in each trust is limited to its direct ownership in the trust. The Residential Whole-Loans and securitized commercial loan held by the consolidated trusts are held solely to satisfy the liabilities of the trust, and creditors of the trust have no recourse to the general credit of the Company for the trust certificates issued by the trusts. The assets of a consolidated trust can only be used to satisfy the obligations of that trust. The Company is not contractually required and has not provided any additional financial support to the trusts for the years ended December 31, 2015 and December 31, 2014. The Company did not deconsolidate any trusts during the year ended December 31, 2015.

        The following table presents the components of the carrying value of Residential Whole-Loans and securitized commercial loan as of December 31, 2015 and December 31, 2014 (dollars in thousands):

	Residential Whole-Loans		Securitized Commercial Loan
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Principal balance	$212,647	$7,034	$25,000	$—
Unamortized premium	2,410	111	—	—
Unamortized discount	(161)	(18)	—	—
Gross unrealized gains	3,642	94	—	—
Gross unrealized losses	—	(1)	—	—

Fair value	$218,538	$7,220	$25,000	$—

Western Asset Mortgage Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(in thousands—except share and per share data)

Note 5—Variable Interest Entities (Continued)

        The Residential Whole-Loans are comprised of non-qualifying, mostly adjustable rate mortgages with low LTVs. The following tables present certain information about the Company's Residential Whole-Loans investment portfolio at December 31, 2015 and December 31, 2014 (dollars in thousands):

December 31, 2015
			Weighted Average
Current Coupon Rate	Number of Loans	Principal Balance	Original LTV	Original FICO Score(1)	Expected Life (years)	Contractual Maturity (years)	Coupon Rate
3.01 - 4.00%	2	$698	35.7%	766	1.9	29.4	3.9%
4.01 - 5.00%	211	79,696	56.6%	728	1.4	27.5	4.5%
5.01 - 6.00%	302	128,204	55.1%	723	1.6	27.9	5.1%
6.01 - 7.00%	9	4,049	71.0%	723	1.4	23.4	6.4%

Total	524	$212,647	55.9%	725	1.5	27.6	4.9%

(1)
The original FICO score is not available for 139 loans with a principal balance of approximately $58.7 million at December 31, 2015. The Company has excluded those loans from the weighted average computation.

December 31, 2014
			Weighted Average
Current Coupon Rate	Number of Loans	Principal Balance	Original LTV	Original FICO Score	Expected Life (years)	Contractual Maturity (years)	Coupon Rate
4.01 - 5.00%	5	$3,387	63.8%	744	4.2	29.8	4.8%
5.01 - 6.00%	3	1,001	74.0%	742	3.0	29.8	5.8%
6.01 - 7.00%	7	2,044	70.6%	713	4.1	29.8	6.6%
7.01 - 8.00%	3	381	66.6%	669	4.4	29.8	7.3%
8.01 - 9.00%	1	221	75.0%	665	2.1	29.7	8.5%

Total	19	$7,034	67.7%	728	3.9	29.8	5.7%

Western Asset Mortgage Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(in thousands—except share and per share data)

Note 5—Variable Interest Entities (Continued)

        The following tables present the U.S. states in which the collateral securing the Company's Residential Whole-Loans at December 31, 2015 and December 31, 2014, based on principal balance, is located (dollars in thousands):

	December 31, 2015
	State Concentration	Principal Balance
California	83.1%	$176,611
Washington	6.8	14,442
Massachusetts	5.6	12,000
New York	2.5	5,399
Georgia	0.9	1,813
Other	1.1	2,382

Total	100.0%	$212,647

	State Concentration	Principal Balance
California	58.1%	$4,085
Florida	23.8	1,675
West Virginia	9.2	649
New Jersey	4.7	327
Virginia	2.1	149
Pennsylvania	2.1	149

Total	100.0%	$7,034

        As of December 31, 2015, the aggregate fair value of the securitized debt issued by the consolidated VIE was $11.0 million which is classified as Securitized debt, at fair value on the Company's Consolidated Balance sheets. The cost of financing the securitized debt is approximately 8.9%.

Unconsolidated VIEs

        As of December 31, 2015 and December 31, 2014, the Company had three investments in VIEs where it was not the primary beneficiary, and accordingly, the VIEs were not consolidated in the Company's consolidated financial statements. As of December 31, 2015 and December 31, 2014, the Company's maximum exposure to loss from these investments did not exceed the sum of the $58.2 million and $32.9 million carrying value of the investments, respectively, which are classified in Mortgage-backed securities and other securities, at fair value on the Company's Consolidated Balance sheets.

Western Asset Mortgage Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(in thousands—except share and per share data)

Note 6—Borrowings under Repurchase Agreements

        As of December 31, 2015, the Company had master repurchase agreements with 26 counterparties. As of December 31, 2015, the Company had borrowings under repurchase agreements with 21 counterparties. The following tables summarize certain characteristics of the Company's repurchase agreements at December 31, 2015 and December 31, 2014 (dollars in thousands):

	December 31, 2015
Securities Pledged	Repurchase Agreement Borrowings	Weighted Average Interest Rate on Borrowings Outstanding at end of period	Weighted Average Remaining Maturity (days)
Agency RMBS	$1,601,713	0.66%	41
Non-Agency RMBS	380,177	1.91%	44
Agency and Non-Agency CMBS	356,369	1.84%	35
Whole-Loans and securitized commercial loan(1)	180,892	2.38%	26
Other securities	66,650	2.33%	60

Total	$2,585,801	1.17%	38

(1)
Repurchase agreement borrowings on Whole-Loans and securitized commercial loan owned through trust certificates. The trust certificates are eliminated upon consolidation.

	December 31, 2014
Securities Pledged	Repurchase Agreement Borrowings	Weighted Average Interest Rate on Borrowings Outstanding at end of period	Weighted Average Remaining Maturity (days)
Agency RMBS	$2,994,351	0.40%	32
Non-Agency RMBS	473,942	1.54%	49
Agency and Non-Agency CMBS	325,864	1.55%	29
Whole-Loans(1)	4,930	1.91%	286
Other securities	76,634	1.53%	18

Total	$3,875,721	0.66%	34

(1)
Repurchase agreement borrowings on Residential Whole-Loans owned through trust certificates. The trust certificates are eliminated upon consolidation.

Western Asset Mortgage Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(in thousands—except share and per share data)

Note 6—Borrowings under Repurchase Agreements (Continued)

        For the years ended December 31, 2015 and December 31, 2014, the Company had average borrowings under its repurchase agreements of approximately $3.4 billion and $3.7 billion, respectively, had a maximum month-end balance during the period of approximately $4.0 billion and $4.2 billion, respectively. The Company had accrued interest payable at December 31, 2015 and December 31, 2014 of approximately $3.0 million and $3.4 million, respectively. In addition, at December 31, 2015, the Company had entered into repurchase agreement borrowings of approximately $2.3 million, which settled on January 4, 2016, with a weighted average interest rate of 2.01%, a weighted average contractual maturity of 91 days and secured by collateral of approximately $3.2 million. These borrowings are recorded as a liability in the Company's Consolidated Balance Sheets when settled.

        The repurchase agreements bear interest at a contractually agreed-upon rate and typically have terms ranging from one month to three months. The Company's repurchase agreement borrowings are accounted for as secured borrowings when the Company maintains effective control of the financed assets. Under the repurchase agreements, the respective counterparties retain the right to determine the fair value of the underlying collateral. A reduction in the value of pledged assets requires the Company to post additional securities as collateral, pay down borrowings or establish cash margin accounts with the counterparties in order to re-establish the agreed-upon collateral requirements, and is referred to as a margin call. The inability of the Company to post adequate collateral for a margin call by a counterparty, in a timeframe as short as the close of the same business day, could result in a condition of default under the Company's repurchase agreements, thereby enabling the counterparty to liquidate the collateral pledged by the Company, which may have a material adverse effect on the Company's financial position, results of operations and cash flows. During 2015 and 2014, the Company also rehypothecated pledged U.S. Treasury securities it received from its repurchase agreement and interest rate swap counterparties as incremental collateral in order to increase the Company's cash position. The maximum amount of repurchase borrowings for the rehypothecated U.S. Treasury securities was $530 thousand and $3.3 million during the years ended December 31, 2015 and December 31, 2014, respectively. At December 31, 2015 and December 31, 2014, the Company did not have any rehypothecated U.S. Treasury securities.

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

        Further, if the Company is unable to renew, replace or expand repurchase financing with other sources of financing on substantially similar terms it may have a material adverse effect on the Company's financial position, results of operations and cash flow, due to the long term nature of the Company's investments and relatively short-term maturities of the Company's repurchase agreements. Certain of the repurchase agreements provide the counterparty with the right to terminate the agreement if the Company does not maintain certain equity and leverage metrics, the most restrictive of which include a limit on leverage based on the composition of the Company's portfolio. The Company was in compliance with the terms of such financial tests as of December 31, 2015.

Western Asset Mortgage Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(in thousands—except share and per share data)

Note 6—Borrowings under Repurchase Agreements (Continued)

        At December 31, 2015 and December 31, 2014, repurchase agreements collateralized by investments had the following remaining maturities:

(dollars in thousands)	December 31, 2015	December 31, 2014
Overnight	$—	$—
1 to 29 days	1,335,119	2,034,282
30 to 59 days	362,940	1,302,439
60 to 89 days	847,781	484,109
90 to 119 days	—	40,127
Greater than or equal to 120 days	39,961	14,764

Total	$2,585,801	$3,875,721

        As discussed in Note 2, for any transactions determined to be linked through December 31, 2014, the initial transfer and repurchase financing will be recorded as a forward commitment to purchase assets. Linked repurchase agreements are not included in the tables above. See Note 8 for details.

        At December 31, 2015, the following table reflects amounts of collateral at risk under its repurchase agreements greater than 10% of the Company's equity with any counterparty (dollars in thousands):

	December 31, 2015
Counterparty	Amount of Collateral at Risk, at fair value	Weighted Average Remaining Maturity (days)	Percentage of Stockholders' Equity
Credit Suisse Securities (USA) LLC	$121,184	31	23.7%
RBC (Barbados) Trading Bank Corporation	108,015	47	21.1
UBS Securities LLC	53,525	31	10.5

Western Asset Mortgage Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(in thousands—except share and per share data)

Note 7—Collateral Positions

        The following tables summarize the Company's collateral positions, with respect to its borrowings under repurchase agreements, securitized debt, derivatives and clearing margin account at December 31, 2015 and December 31, 2014 (dollars in thousands):

	December 31, 2015
	Assets Pledged-Fair Value	Accrued Interest	Fair Value of Assets Pledged and Accrued Interest
Assets pledged for borrowings under repurchase agreements:
Agency RMBS	$1,658,865	$7,366	$1,666,231
Non-Agency RMBS	530,110	1,053	531,163
Agency and Non-Agency CMBS	487,643	3,291	490,934
Whole-Loans and securitized commercial loan(1)	232,538	1,750	234,288
Other securities	101,099	270	101,369
Cash(2)	38,300	—	38,300
Securitized commercial loan pledged for securitized debt	11,000	85	11,085
Cash collateral for derivatives(2):	211,263	—	211,263

Total	$3,270,818	$13,815	$3,284,633

(1)
Whole-Loans and securitized commercial loan owned through trust certificates are pledged as collateral. The trust certificates are eliminated upon consolidation.
(2)
Cash posted as collateral is included in Due from counterparties on the Company's Consolidated Balance Sheets.

	December 31, 2014
	Assets Pledged-Fair Value	Accrued Interest	Fair Value of Assets Pledged and Accrued Interest
Assets pledged for borrowings under repurchase agreements:
Agency RMBS	$3,158,544	$12,685	$3,171,229
Non-Agency RMBS	670,526	1,511	672,037
Agency and Non-Agency CMBS	431,938	2,077	434,015
Whole-Loans(1)	7,220	40	7,260
Other securities	101,523	104	101,627
Cash(2)	25,727	—	25,727
Cash collateral for derivatives(2):	159,030	—	159,030

Total	$4,554,508	$16,417	$4,570,925

(1)
Residential Whole-Loans owned through trust certificates are pledged as collateral. The trust certificates are eliminated upon consolidation.
(2)
Cash posted as collateral is included in Due from counterparties on the Company's Consolidated Balance Sheets.

Western Asset Mortgage Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(in thousands—except share and per share data)

Note 7—Collateral Positions (Continued)

        A reduction in the value of pledged assets typically results in the repurchase agreement counterparties, derivative counterparties and clearing margin counterparty initiating a daily margin call. At December 31, 2015 and December 31, 2014, investments held by counterparties as security for repurchase agreements totaled approximately $3.0 billion and approximately $4.4 billion, respectively. Cash collateral held by counterparties at December 31, 2015 and December 31, 2014 was approximately $249.6 million and $184.8 million, respectively. Cash posted by counterparties at December 31, 2015 and December 31, 2014, was approximately $10.0 million and $12.2 million, respectively. In addition, at December 31, 2015 and December 31, 2014, the Company held securities with a fair value of $0 and $530 thousand, respectively, received as collateral from its repurchase agreement counterparties to satisfy margin requirements. The Company has the ability to repledge collateral received from its repurchase counterparties.

Note 8—Derivative Instruments

        The Company's derivatives currently include interest rate swaps, interest rate swaptions, futures contracts, TBAs, currency swaps and forwards, linked transactions (prior to January 1, 2015), Agency and Non-Agency Interest-Only Strips that are classified as derivatives, and options.

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

Note 8—Derivative Instruments (Continued)

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

        The Company's interest rate swaps, interest rate swaptions, currency swaps and forwards, futures contracts, TBA derivative instruments, options and linked transactions consisted of the following at December 31, 2015 and December 31, 2014 (dollars in thousands):

			December 31, 2015
Derivative Instrument	Accounting Designation	Consolidated Balance Sheets Location	Notional Amount	Fair Value, excluding accrued interest	Accrued Interest Payable (receivable)
Interest rate swaps, assets	Non-Hedge	Derivative assets, at fair value	$2,808,700	$9,635	$1,287
Interest rate swaptions, assets	Non-Hedge	Derivative assets, at fair value	1,105,000	1,479	—
Futures contract, asset	Non-Hedge	Derivative assets, at fair value	201,600	63	—
Foreign currency swaps, asset	Non-Hedge	Derivative assets, at fair value	25,160	7,168	(398)
Foreign currency forward contracts, asset	Non-Hedge	Derivative assets, at fair value	5,825	302	—
TBA securities, assets	Non-Hedge	Derivative assets, at fair value	1,650,000	3,268	—

Total derivative instruments, assets				21,915	889

Interest rate swaps, liability	Non-Hedge	Derivative liability, at fair value	5,631,800	(178,305)	7,875
Futures contract, liability	Non-Hedge	Derivative liability, at fair value	279,200	(698)	—
Foreign currency forward contracts, liability	Non-Hedge	Derivative liability, at fair value	7,671	(281)	—
TBA securities, liabilities	Non-Hedge	Derivative liability, at fair value	825,000	(893)	—

Total derivative instruments, liabilities				(180,177)	7,875

Total derivative instruments				$(158,262)	$8,764

			December 31, 2014
Derivative Instrument	Accounting Designation	Consolidated Balance Sheets Location	Notional Amount	Fair Value, excluding accrued interest	Accrued Interest Payable (receivable)
Interest rate swaps, assets	Non-Hedge	Derivative assets, at fair value	$3,283,100	$51,170	$(6,718)
Interest rate swaptions, assets	Non-Hedge	Derivative assets, at fair value	105,000	178	—
Futures contracts, assets	Non-Hedge	Derivative assets, at fair value	592,000	451	—
Foreign currency swaps, asset	Non-Hedge	Derivative assets, at fair value	25,160	3,857	—
Foreign currency forward contracts, asset	Non-Hedge	Derivative assets, at fair value	23,822	143	—
TBA securities, assets	Non-Hedge	Derivative assets, at fair value	2,915,000	17,457	—

Total derivative instruments, assets				73,256	(6,718)

Interest rate swaps, liability	Non-Hedge	Derivative liability, at fair value	4,648,870	(166,288)	11,490
Futures contract, liability	Non-Hedge	Derivative liability, at fair value	592,000	(1,191)	—
Foreign currency forward contracts, liability	Non-Hedge	Derivative liability, at fair value	33,560	(446)	—
TBA securities, liabilities	Non-Hedge	Derivative liability, at fair value	2,590,000	(12,355)	—

Total derivative instruments, liabilities				(180,280)	11,490

Linked transactions(1)	Non-Hedge	Linked transactions, net, at fair value	54,117	20,627	(400)

Total derivative instruments				$(86,397)	$4,372

(1)
Notional amount represents the current face of the securities comprising the linked transactions.

Western Asset Mortgage Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(in thousands—except share and per share data)

Note 8—Derivative Instruments (Continued)

        The following tables summarize the average fixed pay rate and average maturity for the Company's interest rate swaps as of December 31, 2015 and December 31, 2014 (excludes interest rate swaptions) (dollars in thousands):

	December 31, 2015
Remaining Interest Rate Swap Term	Notional Amount	Fair Value—Asset (Liability), net	Average Fixed Pay Rate	Average Maturity (Years)	Forward Starting
1 year or less	$1,286,000	$163	0.6%	0.6	—%
Greater than 1 year and less than 3 years	1,131,800	(1,450)	1.1	1.4	—
Greater than 3 years and less than 5 years	1,345,200	(22,705)	2.1	4.6	—
Greater than 5 years	2,404,600	(131,744)	2.8	10.2	29.5

Total	$6,167,600	$(155,736)	1.9%	5.4	11.5%

	December 31, 2014
Remaining Interest Rate Swap Term	Notional Amount	Fair Value—Asset (Liability), net	Average Fixed Pay Rate	Average Maturity (Years)	Forward Starting
1 year or less	$89,300	$(111)	0.5%	0.9	—%
Greater than 1 year and less than 3 years	1,972,300	(733)	0.8	1.8	20.3
Greater than 3 years and less than 5 years	603,000	(4,597)	1.8	4.2	—
Greater than 5 years	3,103,770	(156,952)	2.8	9.4	63.1

Total	$5,768,370	$(162,393)	2.0%	6.2	40.9%

        The Company has entered into swaps to effectively fix the interest rate (for the life of the swap); net of variable-rate payment swaps, of approximately $3.2 billion of borrowings under its repurchase agreements, excluding forward starting swaps of $710.0 million.

        The following tables summarize the average variable pay-rate and average maturity for the Company's interest rate swaps as of December 31, 2015 and December 31, 2014 (excludes interest rate swaptions) (dollars in thousands):

	December 31, 2015
Remaining Interest Rate interest rate swap Term	Notional Amount	Fair Value—Asset (Liability), net	Average Variable Pay Rate	Average Maturity (Years)	Forward Starting
Greater than 3 years and less than 5 years	$1,170,700	$(8,902)	0.4%	4.5	—%
Greater than 5 years	1,102,200	(4,032)	0.4	12.3	—

Total	$2,272,900	$(12,934)	0.4%	8.2	—%

Western Asset Mortgage Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(in thousands—except share and per share data)

Note 8—Derivative Instruments (Continued)

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

        The Company's agreements with certain of its bilateral interest rate swap counterparties may be terminated at the option of the counterparty, and settled at fair value, if the Company does not maintain certain equity and leverage metrics. The most restrictive of which contain provisions which become more restrictive based upon portfolio composition. Through December 31, 2015, the Company was in compliance with the terms of such financial tests.

        The following tables present information about the Company's interest rate swaptions as of December 31, 2015 and December 31, 2014 (dollars in thousands):

	December 31, 2015
	Option		Underlying Swap
Fixed-Pay Rate for Underlying Swap	Fair Value	Weighted Average Months Until Option Expiration	Notional Amount	Weighted Average Swap Term (Years)
1.76 - 2.00%	$890	2.1	$400,000	5.0
2.01 - 2.25%	129	2.1	100,000	5.0
2.26 - 2.50%	1	5.8	105,000	1.0

	$1,020	2.7	$605,000	4.3

	December 31, 2015
	Option		Underlying Swap
Variable-Pay Rate for Underlying Swap	Fair Value	Weighted Average Months Until Option Expiration	Notional Amount	Weighted Average Swap Term (Years)
1.26 - 1.50%	$459	2.1	$500,000	5.0

	$459	2.1	$500,000	5.0

Western Asset Mortgage Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(in thousands—except share and per share data)

Note 8—Derivative Instruments (Continued)

	December 31, 2014
	Option		Underlying Swap
Fixed-Pay Rate for Underlying Swap	Fair Value	Weighted Average Months Until Option Expiration	Notional Amount	Weighted Average Swap Term (Years)
2.26 - 2.50%	$178	17.8	$105,000	1.0

	$178	17.8	$105,000	1.0

        The Company has minimum collateral posting thresholds with certain of its derivative counterparties, including with its clearing broker for cleared swaps, for which it typically pledges cash. The fixed income markets experienced continued market volatility during the three month-ended December 31, 2015 primarily as a result of global economic concerns and the corresponding timing of if and when the Federal Reserve will increase short term interest rates. Overall long term interest rates decreased during the three months-ended December 31, 2015. During 2015 and 2014, the Company rehypothecated some of the U.S. Treasury securities it received as incremental collateral on its repurchase borrowings, swaps and swaptions, effectively entering into repurchase agreements with such securities, in order to increase its cash position. The maximum amount of repurchase borrowings for the rehypothecated U.S. Treasury securities was $530 thousand and $3.3 million during the years ended December 31, 2015 and December 31, 2014, respectively. At December 31, 2015, no U.S. Treasury securities were rehypothecated. As of December 31, 2015 and December 31, 2014, the Company had cash pledged as collateral for derivatives of approximately $211.3 million and approximately $159.0 million, respectively, which is reported on the Consolidated Balance Sheets as Due from counterparties. The Company held cash of approximately $9.4 million and approximately $10.1 million as collateral against derivatives at December 31, 2015 and December 31, 2014, respectively, which is reported on the Consolidated Balance Sheets as Due to counterparties. As of December 31, 2015, the Company has swaps with two counterparties that are based in England and Switzerland, with fair values in an asset position of approximately $7.6 million and with fair values in a liability position of approximately $183 thousand and notional balances of $25.2 million and $123.9 million, respectively. As of December 31, 2014, the Company has swaps with two counterparties that are based in England and Switzerland, with fair values in a liability position of approximately $86 thousand and fair values in an asset position of $645 thousand and notional balances of $49.3 million and $163.9 million, respectively. Included in the $211.3 million and $159.0 million pledged by the Company is cash pledged to the counterparty based in Switzerland of $1.4 million and $500 thousand at December 31, 2015 and December 31, 2014, respectively. Included in the $9.4 million and $10.1 million received by the Company is cash posted as collateral by the counterparty based in England of approximately $7.4 million and $3.4 million at December 31, 2015 December 31, 2014, respectively.

Western Asset Mortgage Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(in thousands—except share and per share data)

Note 8—Derivative Instruments (Continued)

Currency Swaps and Forwards

        The Company has invested in and, in the future, may invest in additional securities which are denominated in a currency or currencies other than U.S. dollars. Similarly, it has and may in the future, finance such assets in a currency or currencies other than U.S. dollars. In order to mitigate the impact to the Company, the Company may enter into derivative financial instruments, including foreign currency swaps and foreign currency forwards, to manage fluctuations in the valuation between U.S. dollars and such foreign currencies. Foreign currency swaps involve the payment of a foreign currency at fixed interest rate on a fixed notional amount and the receipt of U.S. dollars at a fixed interest rate on a fixed notional amount. Foreign currency forwards provide for the payment of a fixed amount of a foreign currency in exchange for a fixed amount of U.S. dollars at a date certain in the future. The carrying value of foreign currency swaps and forwards is included in Derivative assets (liabilities), at fair value on the Consolidated Balance Sheets with changes in valuation included in Gain (loss) on derivative instruments, net on the Consolidated Statement of Operations. The following is a summary of the Company's foreign currency forwards at December 31, 2015 and December 31, 2014 (dollars and euros in thousands):

	December 31, 2015
Derivative Type	Notional Amount	Notional (USD Equivalent)	Maturity	Fair Value
Buy USD/Sell EUR currency forward	€5,083	5,825	January 2016	$302

Currency forwards, assets	€5,083	$5,825	n/a	$302

Buy EUR/Sell USD currency forward	€6,800	$7,671	January 2016	$(281)

Currency forwards, liabilities	€6,800	$7,671	n/a	$(281)

Total currency forwards	€11,883	$13,496	n/a	$21

	December 31, 2014
Derivative Type	Notional Amount	Notional (USD Equivalent)	Maturity	Fair Value
Buy USD/Sell EUR currency forward	€3,331	$4,143	January 2015	$112
Buy USD/Sell EUR currency forward	7,766	9,417	January 2015	21
Buy USD/Sell EUR currency forward	3,471	4,211	February 2015	9
Buy EUR/Sell USD currency forward	5,000	6,051	January 2015	1

Currency forwards, assets	€19,568	$23,822	n/a	$143

Buy USD/Sell EUR currency forward	€5,043	$6,104	February 2015	$(1)
Buy EUR/Sell USD currency forward	11,156	13,542	April 2015	(30)
Buy EUR/Sell USD currency forward	11,156	13,914	January 2015	(415)

Currency forwards, liabilities	€27,355	$33,560	n/a	$(446)

Total currency forwards	€46,923	$57,382	n/a	$(303)

Western Asset Mortgage Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(in thousands—except share and per share data)

Note 8—Derivative Instruments (Continued)

        The following is a summary of the Company's foreign currency swaps with a fair value of $7.2 million and $3.9 million at December 31, 2015 and December 31, 2014, respectively (dollars and euros in thousands):

	Date entered	Maturity	Fixed Rate	Denomination	Notional Amount
Payer	June 2014	July 2024	7.25%	EUR	18,500
Receiver	June 2014	July 2024	9.005%	USD	25,160

Interest-Only Strips

        The Company also invests in Interest-Only Strips. In determining the classification of its holdings of Interest-Only Strips, the Company evaluates the securities to determine if the nature of the cash flows has been altered from that of the underlying mortgage collateral. Generally, Interest-Only Strips for which the security represents a strip off of a mortgage pass through security will be considered a hybrid instrument classified as a MBS investment on the Consolidated Balance Sheets utilizing the fair value option. Alternatively, those Interest-Only Strips, for which the underlying mortgage collateral has been included into a structured security that alters the cash flows from the underlying mortgage collateral, are accounted for as derivatives at fair value with changes recognized in Gain (loss) on derivative instruments, net in the Consolidated Statements of Operations, along with any interest received. The carrying value of these Interest-Only Strips is included in Mortgage-backed securities and other securities, at fair value on the Consolidated Balance Sheets.

To-be-announced securities

        The Company has also purchased or sold TBAs. As of December 31, 2015 and December 31, 2014, the Company had contracts to purchase ("long position") and sell ("short position") TBAs on a forward basis. Following is a summary of the Company's long and short TBA positions reported in Derivative assets, at fair value on the Consolidated Balance Sheets as of December 31, 2015 and December 31, 2014 (dollars in thousands):

	December 31, 2015		December 31, 2014
	Notional Amount	Fair Value	Notional Amount	Fair Value
Purchase contracts, asset	$1,650,000	$3,268	$2,915,000	$17,457

TBA securities, asset	1,650,000	3,268	2,915,000	17,457

Purchase contracts, liability			—	—
Sale contracts, liability	(825,000)	(893)	(2,590,000)	(12,355)

TBA securities, liability	(825,000)	(893)	(2,590,000)	(12,355)

TBA securities, net	$825,000	$2,375	$325,000	$5,102

Western Asset Mortgage Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(in thousands—except share and per share data)

Note 8—Derivative Instruments (Continued)

        The following table presents additional information about the Company's contracts to purchase and sell TBAs for the year ended December 31, 2015 (dollars in thousands):

	Notional Amount as of December 31, 2014	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount as of December 31, 2015
Purchase of TBAs	$2,915,000	$31,576,000	$(32,841,000)	$1,650,000
Sale of TBAs	$2,590,000	$31,076,000	$(32,841,000)	$825,000

Futures Contracts

        The Company also enters into Eurodollar, Volatility Index and U.S. Treasury futures. As of December 31, 2015, the Company had entered into contracts to buy ("long position") U.S. Treasuries with a notional amount of $480.8 million, a fair value in a liability position of $635 thousand and an expiration date of March 31, 2016. As of December 31, 2014, the Company had purchase contracts ("long position") for Eurodollar futures, representing a notional amount of $592.0 million with a fair value of $451 thousand and an expiration date of June 2016. In addition, as of December 31, 2014, the Company had sale contracts ("short position") for Eurodollar futures, representing a notional amount of $592.0 million with a fair value in a liability position of $1.2 million and an expiration date of June 2018. During the year ended December 31, 2015, the Company terminated both Eurodollar futures and realized a net loss of $459 thousand.

Western Asset Mortgage Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(in thousands—except share and per share data)

Note 8—Derivative Instruments (Continued)

Gain (loss) on derivative instruments

        The below tables summarize the effect of interest rate swaps, interest rate swaptions, foreign currency swaps, foreign currency forwards, options, futures contracts, Agency and Non-Agency Interest-Only Strips characterized as derivatives and TBAs reported in Gain (loss) on derivative instruments, net on our Consolidated Statements of Operations for the years ended December 31, 2015, December 31, 2014 and December 31, 2013 (dollars in thousands):

	Year ended December 31, 2015
Description	Realized Gain (Loss), net	Contractual interest income (expense), net(1)	Return (Recovery) of Basis	Mark-to-market adjustments	Total
Interest rate swaps	$23,680	$(20,366)	$1,250	$(68,843)	$(64,279)
Interest rate swaptions	(5,242)	—	—	(1,486)	(6,728)
Agency and Non-Agency Interest-Only Strips—accounted for as derivatives	595	21,872	(17,265)	(4,283)	919
Options	(711)	—	—	—	(711)
Futures contracts	(527)	—	—	105	(422)
Foreign currency forwards	(901)	—	—	323	(578)
Foreign currency swaps	—	795	—	3,311	4,106
TBAs	1,524	—	—	(2,726)	(1,202)

Total	$18,418	$2,301	$(16,015)	$(73,599)	$(68,895)

	Year ended December 31, 2014
Description	Realized Gain (Loss), net	Contractual interest income (expense), net(1)	Return (Recovery) of Basis	Mark-to-market adjustments	Total
Interest rate swaps	$5,440	$(31,764)	$1,818	$(183,379)	$(207,885)
Interest rate swaptions	(3,606)	—	—	(1,697)	(5,303)
Agency and Non-Agency Interest-Only Strips—accounted for as derivatives	(753)	26,097	(18,868)	(2,136)	4,340
Options	(2,813)	—	—	—	(2,813)
Futures contracts	(16,495)	—	—	(740)	(17,235)
Foreign currency forwards	(1,759)	—	—	(303)	(2,062)
Foreign currency swaps	—	317	—	3,857	4,174
TBAs	40,015	—	—	6,273	46,288

Total	$20,029	$(5,350)	$(17,050)	$(178,125)	$(180,496)

Western Asset Mortgage Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(in thousands—except share and per share data)

Note 8—Derivative Instruments (Continued)

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

Western Asset Mortgage Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(in thousands—except share and per share data)

Note 8—Derivative Instruments (Continued)

        The following tables present certain information related to the securities and repurchase agreements accounted for as part of linked transaction which is reported in Gain (loss) on linked transactions, net on the Consolidated Statements of Operations for the years ended December 31, 2014 and December 31, 2013 (dollars in thousands):

		For the year ended December 31, 2014					Weighted Average Life (years)/ Weighted Average days to Maturity(2)
Instrument	Fair Value(2)	Net Interest Income(1) (Expense)	Mark-to-market adjustments on linked transactions	Net Realized Gain (loss)	Gain (loss) on linked transactions, net	Weighted Average Coupon / Cost of Funds(2)
Non-Agency RMBS	$8,156	$1,569	$393	$1,589	$3,551	27.78%	13.2 years
Non-Agency CMBS, including Non U.S.	38,609	961	(3,044)	—	(2,083)	6.83%	7.6 years
Other securities	5,719	349	9	(192)	166	4.50%	11.9 years
Non-Agency Repurchase Agreement	(6,559)	(346)	—	—	(346)	1.66%	15 days
CMBS Repurchase Agreement, including Non U.S.	(22,458)	(167)	782	—	615	1.94%	7 days
Other securities Repurchase Agreement	(2,840)	(33)	—	—	(33)	1.93%	37 days

Linked transactions, net, at fair value	$20,627	$2,333	$(1,860)	$1,397	$1,870	n/a	n/a

(1)
Net interest income includes amortization of premium of approximately $3.3 million for Non-Agency RMBS and $0 for Non-Agency CMBS and accretion of $221 thousand for other securities.
(2)
Includes information only for linked transactions at December 31, 2014.

		For the Year Ended December 31, 2013					Weighted Average Life (years)/ Weighted Average days to Maturity(2)
Instrument	Fair Value(2)	Net Interest Income(1) (Expense)	Mark-to-market adjustments on linked transactions	Net Realized Gain (loss)	Gain (loss) on linked transactions, net	Weighted Average Coupon / Cost of Funds(2)
Agency RMBS	$—	$44	$—	$(254)	$(210)	n/a	n/a
Non-Agency RMBS	79,746	1,371	(56)	3,303	4,618	27.06%	9.6 years
Agency Repurchase Agreement	—	(6)	—	—	(6)	n/a	n/a
Non-Agency Repurchase Agreement	(61,187)	(265)	—		(265)	1.70%	63 days

Linked transactions, net, at fair value	$18,559	$1,144	$(56)	$3,049	$4,137	n/a	n/a

(1)
Net interest income includes amortization of premium of $9 thousand for Agency RMBS and accretion of discount of $555 thousand for Non-Agency RMBS.
(2)
Includes information only for linked transactions at December 31, 2013.

Western Asset Mortgage Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(in thousands—except share and per share data)

Note 8—Derivative Instruments (Continued)

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

Note 9—Offsetting Assets and Liabilities

        The following tables present information about certain assets and liabilities that are subject to master netting agreements (or similar agreements) and can potentially be offset on the Company's Consolidated Balance Sheets at December 31, 2015 and December 31, 2014:

Offsetting of Derivative Assets

As of December 31, 2015

		Gross Amounts Offset in the Consolidated Balance Sheets		Gross Amounts Not Offset in the Consolidated Balance Sheets
			Net Amounts of Assets presented in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets
$s in thousands Description				Financial Instruments(1)	Cash Collateral Received	Net Amount
Agency and Non-Agency Interest-Only Strips, accounted for as derivatives included in MBS	$59,987	$—	$59,987	$(55,372)	$—	$4,615
Derivative asset, at fair value(2)	21,915	—	21,915	(10,177)	(8,647)	3,091

Total	$81,902	$—	$81,902	$(65,549)	$(8,647)	$7,706

Western Asset Mortgage Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(in thousands—except share and per share data)

Note 9—Offsetting Assets and Liabilities (Continued)

Offsetting of Derivative Liabilities and Repurchase Agreements

As of December 31, 2015

		Gross Amounts Offset in the Consolidated Balance Sheets		Gross Amounts Not Offset in the Consolidated Balance Sheets
			Net Amounts of Liabilities presented in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities
$s in thousands Description				Financial Instruments(1)	Cash Collateral Pledged(1)	Net Amount
Derivative liability, at fair value(2)(3)	$180,177	$—	$180,177	$(10,177)	$(169,887)	$113
Repurchase Agreements(4)	2,585,801	—	2,585,801	(2,585,801)	—	—

	$2,765,978	$—	$2,765,978	$(2,595,978)	$(169,887)	$113

(1)
Amounts disclosed in the Financial Instruments column of the tables above represent securities, Whole-Loans and securitized commercial loan collateral pledged and derivative assets that are available to be offset against liability balances associated with repurchase agreement and derivative liabilities. Amounts disclosed in the Cash Collateral Pledged column of the tables above represents amounts pledged as collateral against derivative transactions.
(2)
Derivative asset, at fair value and Derivative liability, at fair value includes interest rate swaps, interest rate swaptions, mortgage put options, currency forwards, futures contracts and TBAs.
(3)
Cash collateral pledged against the Company's derivative counterparties was approximately $211.3 million as of December 31, 2015.
(4)
The fair value of investments pledged against the Company's repurchase agreements was approximately $3.0 billion as of December 31, 2015.

Western Asset Mortgage Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(in thousands—except share and per share data)

Note 9—Offsetting Assets and Liabilities (Continued)

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
(3)
The fair value of investments pledged against the Company's repurchase agreements was approximately $4.4 billion as of December 31, 2014.

Western Asset Mortgage Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(in thousands—except share and per share data)

Note 9—Offsetting Assets and Liabilities (Continued)

        Certain of the Company's repurchase agreement and derivative transactions are governed by underlying agreements that generally provide for a right of setoff in the event of default or in the event of a bankruptcy of either party to the transaction.

Note 10—Related Party Transactions

Management Agreement

        In connection with the Company's IPO in May 2012, the Company entered into a management agreement (the "Management Agreement") with the Manager, which describes the services to be provided by the Manager and compensation for such services. The Manager is responsible for managing the Company's operations, including: (i) performing all of its day-to-day functions; (ii) determining investment criteria in conjunction with the Board of Directors; (iii) sourcing, analyzing and executing investments, asset sales and financings; (iv) performing asset management duties; and (v) performing financial and accounting management, subject to the direction and oversight of the Company's Board of Directors. Pursuant to the terms of the Management Agreement, the Manager is paid a management fee equal to 1.50% per annum of the Company's stockholders' equity (as defined in the Management Agreement), calculated and payable (in cash) quarterly in arrears. For purposes of calculating the management fee, "stockholders' equity" means the sum of the net proceeds from any issuances of the Company's equity securities since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus retained earnings, calculated in accordance with GAAP, at the end of the most recently completed fiscal quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less any amount paid for repurchases of the Company's shares of common stock, excluding any unrealized gains, losses or other non-cash items, including OTTI charges included in other loss on securities; unrealized gain (loss) on investments, net; and the non-cash portion of gain (loss) on derivative instruments, that have impacted stockholder's equity as reported in the Company's consolidated financial statements prepared in accordance with GAAP, regardless of whether such items are included in other comprehensive income or loss, or in net income, and excluding one-time events pursuant to changes in GAAP and certain other non-cash charges after discussions between the Manager and the Company's independent directors and after approval by a majority of the Company's independent directors. However, if the Company's stockholders' equity for any given quarter is negative based on the calculation described above, the Manager will not be entitled to receive any management fee for that quarter.

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

Western Asset Mortgage Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(in thousands—except share and per share data)

Note 10—Related Party Transactions (Continued)

        The Management Agreement may be amended, supplemented or modified by agreement between the Company and the Manager. The Management Agreement expires on May 16, 2017. It is automatically renewed for one-year terms on each May 15th unless previously terminated as described below. The Company's independent directors review the Manager's performance and any fees payable to the Manager annually and, the Management Agreement may be terminated annually upon the affirmative vote of at least two-thirds (2/3) of the Company's independent directors, based upon: (i) the Manager's unsatisfactory performance that is materially detrimental to the Company; or (ii) the Company's determination that any fees payable to the Manager are not fair, subject to the Manager's right to prevent such termination due to unfair fees by accepting a reduction of management fees agreed to by at least two-thirds (2/3) of the Company's independent directors. The Company will provide the Manager 180 days prior notice of any such termination. Unless terminated for cause, the Company will pay the Manager a termination fee equal to three times the average annual management fee earned by the Manager during the prior 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination.

        The Company may also terminate the Management Agreement at any time, without the payment of any termination fee, with 30 days prior written notice from the Company's Board of Directors for cause, which will be determined by at least two-thirds (2/3) of the Company's independent directors, which is defined as: (i) the Manager's continued material breach of any provision of the Management Agreement (including the Manager's failure to comply with the Company's investment guidelines); (ii) the Manager's fraud, misappropriation of funds, or embezzlement against the Company; (iii) the Manager's gross negligence in the performance of its duties under the Management Agreement; (iv) the occurrence of certain events with respect to the bankruptcy or insolvency of the Manager, including an order for relief in an involuntary bankruptcy case or the Manager authorizing or filing a voluntary bankruptcy petition; (v) the Manager is convicted (including a plea of nolo contendere) of a felony; or (vi) the dissolution of the Manager.

        For the years ended December 31, 2015, December 31, 2014 and December 31, 2013 the Company incurred approximately $10.9 million, approximately $9.6 million and approximately $7.8 million in management fees, respectively. The increase in management fee for the year ended December 31, 2015 versus December 31, 2014 and December 31, 2014 versus December 31, 2013 is primarily attributable to the follow-on public offering completed in the second quarter of 2014.

Western Asset Mortgage Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(in thousands—except share and per share data)

Note 10—Related Party Transactions (Continued)

        In addition to the management fee, the Company is also responsible for reimbursing the Manager for certain expenses paid by the Manager on behalf of the Company, as defined in the Management Agreement. For the years ended December 31, 2015, December 31, 2014 and December 31, 2013, the Company recorded expenses included in general and administrative expense totaling approximately $1.2 million, $624 thousand and $76 thousand, respectively, related to reimbursable employee costs. Any such expenses incurred by the Manager and reimbursed by the Company, including the employee compensation expense, are typically included in the Company's general and administrative expense on its Consolidated Statements of Operations, or may be reflected on the Consolidated Balance Sheets and associated Consolidated Statement of Changes in Stockholders' Equity, based on the nature of the item. At December 31, 2015 and December 31, 2014, approximately $2.7 million and approximately $2.5 million, respectively for management fees incurred but not yet paid was included in Payable to related party on the Consolidated Balance Sheets. In addition, at December 31, 2015 and December 31, 2014, approximately $277 thousand and $199 thousand, respectively of reimbursable costs incurred but not yet paid was included in Payable to related party on the Consolidated Balance Sheets.

Securitized debt

        At December 31, 2015, the Company had securitized debt related to the consolidated VIEs, with a balance of $11.0 million (and a fair value of $11.0 million) which was held by an affiliate. The securitized debt of the VIEs can only be settled with the commercial loans that serve as collateral of the VIE and has non-recourse to the Company.

Note 11—Share-Based Payments

        In conjunction with the Company's IPO and concurrent private placement, the Company's Board of Directors approved the Western Asset Mortgage Capital Corporation Equity Plan (the "Equity Plan") and the Western Asset Manager Equity Plan (the "Manager Equity Plan" and collectively the "Equity Incentive Plans"). The Equity Incentive Plans include provisions for grants of restricted common stock and other equity-based awards to the Manager, its employees and employees of its affiliates and to the Company's directors, officers and employees. The Company can issue up to 3.0% of the total number of issued and outstanding shares of its common stock (on a fully diluted basis) at the time of each award (other than any shares previously issued or subject to awards made pursuant to one of the Company's Equity Incentive Plans) under these Equity Incentive Plans. At May 15, 2012, there were 308,335 shares of common stock initially reserved for issuance under the Equity Incentive Plans. Upon the completion of the October 3, 2012 follow-on common stock offering, the stock portion of the Company's dividend declared December 19, 2013, and the April 9, 2014 follow-on offering (which includes the partial exercise of the greenshoe on May 7, 2014) and private placement of common stock, the number of shares of common stock available for issuance under the Equity Incentive Plans increased to 1,237,711, inclusive of 664,838 shares of restricted stock granted and 23,556 shares of restricted stock issued as a result of the stock portion of the dividend declared on December 19, 2013 and restricted stock attributed to dividends on restricted stock under the Director Deferred Fee Plan. As of December 31, 2015, 549,317 shares remained available for issuance under the Equity Incentive Plans.

Western Asset Mortgage Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(in thousands—except share and per share data)

Note 11—Share-Based Payments (Continued)

        The Company made the following grants under the Equity Plan for the years ended December 31, 2015 and 2014:

        On March 1, 2015, the Company granted 200,000 shares of restricted common stock to the Manager under the Manager Equity Plan. One-third of the shares vested on March 1, 2016, one-third will vest on March 1, 2017 and the remaining one-third will vest on March 1, 2018.

        On June 4, 2015, the Company granted a total of 10,500 (2,625 each) of restricted common stock under the Equity Plan to the Company's four independent directors. These restricted shares will vest in full on June 4, 2016, the first anniversary of the grant date. Each of the independent directors has elected to defer the shares granted to him under the Company's Director Deferred Fee Plan (the "Director Deferred Fee Plan"). The Director Deferred Fee Plan permits eligible members of the Company's board of directors to defer certain stock awards made under its director compensation programs. The Director Deferred Fee Plan allows directors to defer issuance of their stock awards and therefore defer payment of any tax liability until the deferral is terminated, pursuant to the election form executed each year by each eligible director.

        On December 8, 2015 the Company's chief financial officer passed away and the board of directors approved the accelerated vesting of 13,980 shares of restricted common stock. The Company recognized $66 thousand of compensation expense recorded in General and administrative expenses in the Consolidated Statement of Operations.

        On March 12, 2014, the Company granted 200,000 shares of restricted common stock to the Manager under the Manager Equity Plan. One-third of these shares vested on March 1, 2015, one-third vested on March 1, 2016 and the remaining one-third will vest on March 1, 2017.

        On March 12, 2014, the Company granted 15,180 shares of restricted common stock to its chief financial officer under the Equity Plan. One-third of these shares vested on January 1, 2015, and the remaining two-thirds vested in December 2015. As of January 1, 2014, the Company's chief financial officer became an employee of the Manager. As such, the stock based compensation expense for the unvested shares as of such date was accounted for as a non-employee grant subject to subsequent fair value re-measurement.

        On June 11, 2014, the Company granted a total of 6,264 (2,088 each) of restricted common stock under the Equity Plan to the Company's three independent directors. These restricted shares vested full on June 11, 2015, the first anniversary of the grant date. Each of the independent directors has elected to defer the shares granted to him under the Company's Director Deferred Fee Plan (the "Director Deferred Fee Plan"). The Director Deferred Fee Plan permits eligible members of the Company's Board of Directors to defer certain stock awards made under its director compensation programs. The Director Deferred Fee Plan allows directors to defer issuance of their stock awards and therefore defer payment of any tax liability until the deferral is terminated, pursuant to the election form executed each year by each eligible director.

        On November 10, 2014, the Company granted 1,334 shares of restricted common stock under the Equity Plan to the Company's new independent director. These restricted shares vested in full on November 10, 2015, the first anniversary of the grant date.

Western Asset Mortgage Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(in thousands—except share and per share data)

Note 11—Share-Based Payments (Continued)

        During the years ended December 31, 2015, December 31, 2014 and December 31, 2013, 175,824, 87,819 and 25,038 restricted common shares vested, respectively, including shares whose issuance has been deferred under the Director Deferred Fee Plan. The Company recognized stock-based compensation expense of approximately $2.3 million, approximately $2.2 million and approximately $1.1 million for the years ended December 31, 2015, December 31, 2014 and December 31, 2013, respectively. In addition, the Company had unamortized compensation expense of $67 thousand for equity awards and approximately $2.4 million for liability awards and $57 thousand for equity awards and approximately $3.2 million for liability awards at December 31, 2015 and December 31, 2014, respectively.

        All restricted common shares granted, other than those whose issuance has been deferred pursuant to the Director Deferred Fee Plan, possess all incidents of ownership, including the right to receive dividends and distributions currently, and the right to vote. Dividend equivalent payments otherwise allocable to restricted common shares under the Deferred Compensation Plan are deemed to purchase additional phantom shares of the Company's common stock that are credited to each participant's deferral account. The award agreements include restrictions whereby the restricted shares cannot be sold, assigned, transferred, pledged, hypothecated or otherwise disposed of prior to the lapse of restrictions under the respective award agreement. The restrictions lapse on the unvested restricted shares awarded when vested, subject to the grantee's continuing to provide services to the Company as of the vesting date. Unvested restricted shares and rights to dividends thereon are forfeited upon termination of the grantee.

        The following is a summary of restricted common stock vesting dates as of December 31, 2015 and December 31, 2014, including shares whose issuance has been deferred under the Director Deferred Fee Plan:

	December 31, 2015	December 31, 2014
Vesting Date	Shares Vesting	Shares Vesting
January 2015	—	12,745
March 2015	—	121,518
May 2015	—	18,708
June 2015	—	6,873
November 2015	—	1,334
January 2016	—	8,920
March 2016	188,184	121,518
June 2016	11,528	—
January 2017	—	5,060
March 2017	133,334	66,667
March 2018	66,667	—

	399,713	363,343

Western Asset Mortgage Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(in thousands—except share and per share data)

Note 11—Share-Based Payments (Continued)

        The following table presents information with respect to the Company's restricted stock for the year ended December 31, 2015 including shares whose issuance has been deferred under the Director Deferred Fee Plan:

	Shares of Restricted Stock	Weighted Average Grant Date Fair Value(1)
Outstanding at beginning of period	476,200	$18.49
Granted(2)	212,194	14.93
Cancelled/forfeited	—	—

Outstanding at end of period	688,394	$17.39

Unvested at end of period	399,713	$16.24

(1)
The grant date fair value of restricted stock awards is based on the closing market price of the Company's common stock at the grant date.
(2)
Included in Granted are restricted stock attributed to dividends on restricted stock under the Director Deferred Fee Plan of 1,694 shares.

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

Note 12—Stockholders' Equity

        On May 9, 2012, the Company entered into agreements with certain institutional investors to sell 2,231,787 warrant units. Each warrant unit consists of one share of the Company's common stock and a warrant to purchase 0.5 of a share of the Company's common stock, subject to adjustment. As of December 31, 2015, the adjusted exercise price of the warrants was $16.70 and there were a total of 1,232,916 warrant shares purchasable. The warrants expire on May 15, 2019.

Western Asset Mortgage Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(in thousands—except share and per share data)

Note 12—Stockholders' Equity (Continued)

        The Board of Directors of the Company authorized the repurchase of up to 2,050,000 shares of its common stock through December 31, 2015. Purchases made pursuant to the program will be made in the open market, in privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rules 10b5-1 and 10b-18 of the Securities and Exchange Commission. The authorization does not obligate the Company to acquire any particular amount of common shares and the program may be suspended or discontinued at the Company's discretion without prior notice. The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The Company has not yet entered into definitive agreements to utilize the authorization and, accordingly, had not repurchased any shares of common stock pursuant to the authorization as of December 31, 2015.

        The following table presents cash dividends declared and paid by the Company on its common stock:

Declaration Date	Record Date	Payment Date	Amount per Share		Tax Characterization
2015
December 17, 2015	December 28, 2015	January 26, 2016	$0.58		Ordinary income
September 24, 2015	October 5, 2015	October 27, 2015	$0.60		Ordinary income
June 18, 2015	June 29, 2015	July 28, 2015	$0.64		Ordinary income
March 26, 2015	April 6, 2015	April 28, 2015	$0.67		Ordinary income
2014
December 18, 2014	December 29, 2014	January 27, 2015	$0.70		Ordinary income
September 23, 2014	October 3, 2014	October 28, 2014	$0.70		Ordinary income
June 19, 2014	June 30, 2014	July 29, 2014	$0.67		Ordinary income
March 20, 2014	March 31, 2014	April 29, 2014	$0.67		Ordinary income
2013
April 1, 2013	April 12, 2013	April 30, 2013	$0.95		Ordinary income
June 20, 2013	July 1, 2013	July 29, 2013	$0.90		Ordinary income
September 19, 2013	September 30, 2013	October 29, 2013	$0.90		Ordinary income
December 19, 2013	December 30, 2013	January 28, 2014	$2.35	(1)	Ordinary income

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

Western Asset Mortgage Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(in thousands—except share and per share data)

Note 13—Net Income (Loss) per Common Share

        The table below presents basic and diluted net income (loss) per share of common stock using the two-class method for the years ended December 31, 2015, December 31, 2014 and December 31, 2013 (dollars, other than shares and per share amounts, in thousands):

	For the year ended December 31, 2015	For the year ended December 31, 2014	For the year ended December 31, 2013
Numerator:
Net income (loss) attributable to common stockholders and participating securities for basic and diluted earnings per share	$(9,484)	$100,713	$(27,855)
Less:
Dividends and undistributed earnings allocated to participating securities	1,045	944	961

Net income (loss) allocable to common stockholders—basic and diluted	$(10,529)	$99,769	$(28,816)

Denominator:
Weighted average common shares outstanding for basic earnings per share	41,490,556	37,337,460	24,185,037

Weighted average diluted shares outstanding (stock awards)	—	—	—
Weighted average diluted shares outstanding (warrants)	—	—	—

Weighted average common shares outstanding for diluted earnings per share	41,490,556	37,337,460	24,185,037

Basic earnings per common share	$(0.25)	$2.67	$(1.19)

Diluted earnings per common share	$(0.25)	$2.67	$(1.19)

        The following potential common shares, which are securities or other contracts that may entitle its holder to obtain common shares, were excluded from diluted earnings per share for the year ended December 31, 2013 as the Company had a net loss for the period and their inclusion would have been anti-dilutive: 67,257 related to warrants and 13,434 related to stock awards. For the years ended December 31, 2015 and December 31, 2014, the Company excluded the effects of the warrants from the computation of diluted earnings per share since the average market value per share of the Company's common stock was below the exercise price of the warrants.

Note 14—Income Taxes

        As a REIT, the Company is not subject to federal income tax to the extent that it makes qualifying distributions to its stockholders and satisfies on a continuing basis, through actual investment and operating results, the REIT requirements including certain asset, income and stock ownership tests.

Western Asset Mortgage Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(in thousands—except share and per share data)

Note 14—Income Taxes (Continued)

        Based on the Company's analysis of any potential uncertain income tax positions, the Company concluded that it does not have any uncertain tax positions that meet the recognition or measurement criteria as of December 31, 2015. The Company files U.S. federal and state income tax returns. As of December 31, 2015, tax returns filed by the Company for 2014, 2013 and 2012 are open for examination pursuant to relevant statutes of limitation. In the event that the Company incurs income tax related interest and penalties, the Company's policy is to classify them as a component of its provision for income taxes.

        Subject to the limitation under the REIT asset test rules, the Company is permitted to own up to 100% of the stock of one or more TRS. Currently, the Company owns one TRS that is taxable as a corporation and is subject to federal, state and local income tax on its net income at the applicable corporate rates. The TRS, which was formed in Delaware on July 28, 2014, is a limited liability company and a wholly-owned subsidiary of the Company. As of December 31, 2015, the cumulative taxable loss of the TRS was de-minimis. As there can be no certainty that the TRS will have taxable income in the future, no tax benefit was included in these consolidated financial statements.

Note 15—Contingencies

        From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. Management is not aware of any material contingencies at December 31, 2015.

Western Asset Mortgage Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(in thousands—except share and per share data)

Note 16—Summarized Quarterly Results (unaudited)

        The following is a presentation of selected unaudited results of operations:

	Quarter Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Net Interest Income:
Interest income	$40,806	$41,029	$35,821	$35,048
Interest expense	6,402	6,577	6,981	7,645

Net Interest Income	34,404	34,452	28,840	27,403

Other Income (Loss):
Realized gain (loss) on sale of investments, net	7,468	4,281	(2,482)	(988)
Other loss on securities	(4,651)	(4,316)	(5,917)	(4,907)
Unrealized gain (loss) on investments, net	28,410	(42,849)	24,723	(44,295)
Gain (loss) on derivative instruments, net	(48,302)	13,154	(41,363)	7,616
Other, net	2,384	(611)	(29)	574

Other Income (Loss), net	(14,691)	(30,341)	(25,068)	(42,000)

Operating Expenses:
General and administrative	2,874	3,125	2,863	2,747
Management fee—related party	2,693	2,679	2,761	2,741

Total Operating Expenses	5,567	5,804	5,624	5,488

Net income (loss) available to Common Stock and participating securities	$14,146	$(1,693)	$(1,852)	$(20,085)

Net income (loss) per Common Share—Basic	$0.34	$(0.05)	$(0.05)	$(0.49)

Net income (loss) per Common Share—Diluted	$0.34	$(0.05)	$(0.05)	$(0.49)

Western Asset Mortgage Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(in thousands—except share and per share data)

Note 16—Summarized Quarterly Results (unaudited) (Continued)

	Quarter Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Net Interest Income:
Interest income	$23,430	$44,604	$40,718	$40,358
Interest expense	3,390	5,971	6,468	6,434

Net Interest Income	20,040	38,633	34,250	33,924

Other Income (Loss):
Realized gain (loss) on sale of investments, net	3,716	(11,278)	4,912	472
Other loss on securities	(1,709)	(2,999)	(2,857)	(9,449)
Unrealized gain (loss) on investments, net	31,091	114,117	(4,453)	48,256
Gain (loss) on linked transactions, net	2,219	688	(1,241)	204
Gain (loss) on derivative instruments, net	(59,906)	(66,677)	(401)	(53,512)
Other, net	(12)	24	942	479

Other Income (Loss), net	(24,601)	33,875	(3,098)	(13,550)

Operating Expenses:
General and administrative	2,075	2,375	2,253	2,424
Management fee—related party	1,805	2,559	2,763	2,506

Total Operating Expenses	3,880	4,934	5,016	4,930

Net income (loss) available to Common Stock and participating securities	$(8,441)	$67,574	$26,136	$15,444

Net income (loss) per Common Share—Basic	$(0.32)	$1.68	$0.63	$0.37

Net income (loss) per Common Share—Diluted	$(0.32)	$1.68	$0.63	$0.37

Western Asset Mortgage Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(in thousands—except share and per share data)

Note 16—Summarized Quarterly Results (unaudited) (Continued)

	Quarter Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Net Interest Income:
Interest income	$33,750	$32,742	$30,654	$28,182
Interest expense	5,181	4,522	4,273	4,043

Net Interest Income	28,569	28,220	26,381	24,139

Other Income (Loss):
Realized gain (loss) on sale of investments, net	(11,660)	(6,083)	(46,142)	(46,827)
Other loss on securities	(2,268)	(3,533)	(2,363)	(3,694)
Unrealized gain (loss) on investments, net	(54,759)	(156,286)	37,528	13,408
Gain (loss) on linked transactions, net	596	3,909	(547)	179
Gain (loss) on derivative instruments, net	14,840	109,474	(3,809)	37,042
Other, net	33	12	11	35

Other Income (Loss), net	(53,218)	(52,507)	(15,322)	143

Operating Expenses:
General and administrative	1,737	1,541	1,484	1,684
Management fee—related party	2,113	1,826	2,032	1,843

Total Operating Expenses	3,850	3,367	3,516	3,527

Net income (loss) available to Common Stock and participating securities	$(28,499)	$(27,654)	$7,543	$20,755

Net income (loss) per Common Share—Basic	$(1.18)	$(1.16)	$0.31	$0.83

Net income (loss) per Common Share—Diluted	$(1.18)	$(1.16)	$0.31	$0.83

Note 17—Subsequent Events

Stock Repurchase Plan

        On February 25, 2016, the Board of Directors of the Company reauthorized its repurchase program of up to 2,050,000 shares of its common stock through December 31, 2017. The original authorization expired on December 31, 2015. Purchases made pursuant to the program will be made in the open market, in privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rules 10b5-1 and 10b-18 of the Securities and Exchange Commission. The authorization does not obligate the Company to acquire any particular amount of common shares and the program may be suspended or discontinued at the Company's discretion without prior notice. The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors.

Western Asset Mortgage Capital Corporation and Subsidiaries
Schedule IV
Mortgage Loans on Real Estate
As of December 31, 2015

$ in thousands Asset Type	Description	Number of Loans	Interest Rate	Maturity Date	Periodic Payment Terms(1)	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages	Principal Amount of Loans Subject to Delinquent Principal or Interest
Adjustable Rate Residential Mortgage Loan Held in Securitization Trusts	Original Loan Balance $0 - $249,999	141	Hybrid ARM 4.0% to 6.7%	1/9/2041 to 7/1/2045	P&I	$—	$20,118	$20,654	$—
Adjustable Rate Residential Mortgage Loans Held in Securitization Trusts	Original Loan Balance $250,000 - $499,999	235	Hybrid ARM 4.1% to 6.3%	1/12/2041 to 7/1/2045	P&I	—	77,971	80,105	—
Adjustable Rate Residential Mortgage Loan Held in Securitization Trusts	Original Loan Balance $500,000 - $749,999	61	Hybrid ARM 3.9% to 5.2%	1/2/2042 to 6/1/2045	P&I	—	34,625	35,615	—
Adjustable Rate Residential Mortgage Loan Held in Securitization Trusts	Original Loan Balance $750,000 - $999,999	26	Hybrid ARM 4.2% to 5.0%	1/9/2042 to 2/1/2045	P&I	—	20,670	21,228	—
Adjustable Rate Residential Mortgage Loan Held in Securitization Trusts	Original Loan Balance $1,000,000 - $1,249,999	14	Hybrid ARM 4.2% to 5.2%	1/1/2042 to 8/1/2044	P&I	—	14,857	15,297	—
Adjustable Rate Residential Mortgage Loan Held in Securitization Trusts	Original Loan Balance $1,250,000 - $1,499,999	8	Hybrid ARM 4.2% to 5.2%	1/12/2041 to 2/1/2044	P&I	—	9,942	10,142	—
Adjustable Rate Residential Mortgage Loan Held in Securitization Trusts	Original Loan Balance $1,500,000 and above	11	Hybrid ARM 4.7% to 5.2%	1/2/2042 to 1/1/2045	P&I	—	21,227	21,870	—
Variable Rate Residential Mortgage Loan Held in Securitization Trusts	Original Loan Balance $0 - $249,999	5	Variable 4.3%	1/5/2044 to 6/1/2044	P&I	—	875	891	—
Variable Rate Residential Mortgage Loan Held in Securitization Trusts	Original Loan Balance $250,000 - $499,999	6	Variable 4.3%	1/4/2044 to 6/1/2044	P&I	—	2,084	2,136	—
Variable Rate Residential Mortgage Loan Held in Securitization Trusts	Original Loan Balance $500,000 - $749,999	1	Variable 4.3%	4/1/2044	P&I	—	486	501	—
Variable Rate Residential Mortgage Loan Held in Securitization Trusts	Original Loan Balance $1,000,000 - $1,249,999	1	Variable 4.3%	2/1/2044	P&I	—	968	996	—
Variable Rate Residential Mortgage Loan Held in Securitization Trusts	Original Loan Balance $1,250,000 - $1,499,999	2	Variable 4.3%	5/1/2044	P&I	—	2,593	2,645	—
Variable Rate Residential Mortgage Loan Held in Securitization Trusts	Original Loan Balance $1,500,000 and above	1	Variable 4.3%	4/1/2044	P&I	—	1,457	1,483	—

$ in thousands Asset Type	Description	Number of Loans	Interest Rate	Maturity Date	Periodic Payment Terms(1)	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages	Principal Amount of Loans Subject to Delinquent Principal or Interest
Fixed Rate Residential Mortgage Loan Held in Securitization Trusts	Original Loan Balance $0 - $249,999	5	Fixed 4.9% to 6.8%	1/9/2026 to 8/1/2041	P&I	—	564	586	—
Fixed Rate Residential Mortgage Loan Held in Securitization Trusts	Original Loan Balance $250,000 - $499,999	2	Fixed 5.7% to 5.9%	1/9/2026 to 11/1/2041	P&I	—	427	443	—
Fixed Rate Residential Mortgage Loan Held in Securitization Trusts	Original Loan Balance $500,000 - $749,999	2	Fixed 5.4% to 5.8%	1/8/2034 to 11/1/2034	P&I	—	911	945	—
Fixed Rate Residential Mortgage Loan Held in Securitization Trusts	Original Loan Balance $1,000,000 - $1,249,999	1	Fixed 6.3%	4/1/2040	P&I	—	1,011	1,056	—
Fixed Rate Residential Mortgage Loan Held in Securitization Trusts	Original Loan Balance $1,250,000 - $1,499,999	1	Fixed 6.3%	2/1/2036	P&I	—	1,071	1,124	—
Fixed Rate Residential Mortgage Loan Held in Securitization Trusts	Original Loan Balance $1,500,000 and above	1	Fixed 6.5%	11/1/2036	P&I	—	790	821	—
Commercial Mezzanine Loan Held in Securitization Trust	Original Loan Balance $25,000,000	1	Fixed 9.0%	7/6/2020	P&I(2)	—	25,000	25,000	—

						$—	$237,647	$243,538	$—

(1)
Principal and interest ("P&I")
(2)
Interest only payments for initial 2 years. After 2 years, monthly P&I payments based on a 30 year amortization schedule and a balloon payment due on the maturity date.

Reconciliation of Carrying Value of Mortgage Loans on Real Estate:

	2015	2014	2013
Beginning balance	$7,220	$—	$—
Additions during period:
New mortgage loans	262,949	7,161	—
Unrealized gains	3,631	94	—
Deductions during period:
Collections of principal	29,105	9	—
Amortization of premium and (discounts)	1,074	25	—
Unrealized losses	83	1	—

Balance at end of period	$243,538	$7,220	$—

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

ITEM 9A.    Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

        We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our Chief Executive Officer and Interim Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and therefore we are required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures.

        The Company's Chief Executive Officer and Interim Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Management's Report on Internal Control over Financial Reporting

        Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company's Chief Executive Officer and Interim Chief Financial Officer and effected by the Company's Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

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

        Management of the Company has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2015. In making its assessment of internal control over financial reporting, management used the criteria described in Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission, ("COSO"). Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2015 based on criteria in Internal Control—Integrated Framework issued by the COSO.

        This annual report does not include an attestation report of the company's registered public accounting firm due to a temporary exemption transition period established by rules of the Securities and Exchange Commission for emerging growth companies under the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act").

(c) Changes in Internal Control over Financial Reporting

        There have been no changes in our internal control over financial reporting during the three months ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    Other Information

        None.

ITEM 10.    Directors, Executive Officers and Corporate Governance

        The information regarding the Company's directors, executive officers and certain other matters required by Item 401 of Regulation S-K is incorporated herein by reference to the Company's proxy statement relating to its annual meeting of stockholders to be held on or about June 2, 2016 (the "Proxy Statement"), to be filed with the SEC within 120 days after December 31, 2015.

        The information regarding compliance with Section 16(a) of the Exchange Act required by Item 405 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2015.

        The information regarding the Company's Code of Business Conduct and Ethics required by Item 406 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2015.

        The information regarding certain matters pertaining to the Company's corporate governance required by Item 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2015.

ITEM 11.    Executive Compensation.

        The information regarding executive compensation and other compensation related matters required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2015.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder

        The tables on equity compensation plan information and beneficial ownership of the Company required by Items 201(d) and 403 of Regulation S-K are incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2015.

ITEM 13.    Certain Relationships and Related Transactions and Director Independence

        The information regarding transactions with related persons, promoters and certain control persons and director independence required by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2015.

ITEM 14.    Principal Accounting Fees and Services

        The information concerning principal accounting fees and services and the Audit Committee's pre-approval policies and procedures required by Item 9(e) of Schedule 14A is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2015.

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
10.8	*	Restricted Stock Award Agreement, dated May 15, 2012, for Western Asset Management Company, incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q, filed August 14, 2012.
10.9	*	Form of Restricted Stock Award Agreement for independent directors, incorporated by reference to Exhibit 10.2 to the Form S-8 dated May 15, 2012 (File No. 1-35543).
23.1		Consent of Independent Registered Public Accounting Firm
31.1		Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2		Rule 13a-14(a) / 15d-14(a) Certification of Interim Chief Financial Officer.
32.1		Section 1350 Certifications of Chief Executive Officer and Interim Chief Financial Officer
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

*
Fully or partly previously filed.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN ASSET MORTGAGE CAPITAL CORPORATION
By:	/s/ GAVIN L. JAMES Gavin L. James President, Chief Executive Officer and Director
March 11, 2016

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ GAVIN L. JAMES Gavin L. James President, Chief Executive Officer and Director (Principal Executive Officer)
March 11, 2016
By:	/s/ LISA MEYER Lisa Meyer Interim Chief Financial Officer (Principal Financial and Accounting Officer)
March 11, 2016
By:	/s/ JAMES W. HIRSCHMANN III James W. Hirschmann III Director
March 11, 2016
By:	/s/ EDWARD D. FOX JR. Edward D. Fox Jr. Director
March 11, 2016
By:	/s/ RICHARD ROLL Richard Roll Director
March 11, 2016

By:	/s/ M. CHRISTIAN MITCHELL M. Christian Mitchell Director
March 11, 2016
By:	/s/ RANJIT M. KRIPALANI Ranjit M. Kripalani Director
March 11, 2016