Form 10-Q
period 2016-03-31
Western Asset Mortgage Capital Corp
filed 2016-05-06
CIK 1465885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

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

As of May 4, 2016, there were 41,919,801 shares, par value $0.01, of the registrant’s common stock issued and outstanding.

Western Asset Mortgage Capital Corporation and Subsidiaries

Consolidated Balance Sheets (Unaudited)

(in thousands—except share and per share data)

	March 31, 2016	December 31, 2015
Assets:
Cash and cash equivalents	$22,440	$24,711
Mortgage-backed securities and other securities, at fair value ($2,587,846 and $2,777,717 pledged as collateral, at fair value, respectively)	2,593,418	2,851,127
Residential Whole-Loans, at fair value ($201,267 and $218,538 pledged as collateral, at fair value, respectively)	201,267	218,538
Securitized commercial loan, at fair value	23,675	25,000
Receivable under reverse repurchase agreements	9,307	—
Investment related receivable	21,509	572
Accrued interest receivable	24,494	22,621
Due from counterparties	280,471	249,563
Derivative assets, at fair value	100,161	21,915
Other assets	173	382
Total Assets (1)	$3,276,915	$3,414,429

Liabilities and Stockholders’ Equity:
Liabilities:
Borrowings under repurchase agreements, net	$2,403,129	$2,585,667
Securitized debt, at fair value	10,417	11,000
Accrued interest payable	20,340	20,431
Investment related payables	18,044	66,146
Due to counterparties	21,608	9,950
Derivative liability, at fair value	322,387	180,177
Accounts payable and accrued expenses	1,971	2,078
Payable to related party	3,103	3,019
Dividend payable	18,864	24,313
Total Liabilities (2)	2,819,863	2,902,781

Commitments and contingencies

Stockholders’ Equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, 41,919,801 shares issued and outstanding, respectively	419	419
Preferred stock, $0.01 par value, 100,000,000 shares authorized and no shares outstanding	—	—
Additional paid-in capital	763,869	763,283
Retained earnings (accumulated deficit)	(307,236)	(252,054)
Total Stockholders’ Equity	457,052	511,648
Total Liabilities and Stockholders’ Equity	$3,276,915	$3,414,429

See notes to unaudited consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiaries

Consolidated Balance Sheets (Continued) (Unaudited)

(in thousands—except share and per share data)

	March 31, 2016	December 31, 2015
(1) Assets of consolidated VIEs included in the total assets above:
Residential Whole-Loans, at fair value ($201,267 and $218,538 pledged as collateral, at fair value, respectively)	$201,267	$218,538
Securitized commercial loan, at fair value	23,675	25,000
Investment related receivable	3,200	—
Accrued interest receivable	1,737	1,836
Total assets of consolidated VIEs	$229,879	$245,374

(2) Liabilities of consolidated VIEs included in the total liabilities above:
Securitized debt, at fair value	$10,417	$11,000
Accrued interest payable	85	85
Accounts payable and accrued expenses	2	2
Total liabilities of consolidated VIEs	$10,504	$11,087

See notes to unaudited consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiaries

Consolidated Statements of Operations (Unaudited)

(in thousands—except share and per share data)

	For the three months ended March 31, 2016	For the three months ended March 31, 2015

Net Interest Income:
Interest income	$29,618	$40,806
Interest expense	7,979	6,402
Net Interest Income	21,639	34,404

Other Income (Loss):
Realized gain (loss) on sale of investments, net	(6,055)	7,468
Other than temporary impairment	(10,797)	(4,651)
Unrealized gain (loss), net	10,769	28,410
Gain (loss) on derivative instruments, net	(45,170)	(48,302)
Other, net	(332)	2,384
Other Income (Loss), net	(51,585)	(14,691)

Operating Expenses:
General and administrative (includes $572 and $679 non-cash stock based compensation, respectively)	3,605	2,874
Management fee — related party	2,753	2,693
Total Operating Expenses	6,358	5,567

Net income (loss) available to Common Stock and participating securities	$(36,304)	$14,146

Net income (loss) per Common Share — Basic	$(0.88)	$0.34
Net income (loss) per Common Share — Diluted	$(0.88)	$0.34
Dividends Declared per Share of Common Stock	$0.45	$0.67

See notes to unaudited consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(in thousands—except shares and share data)

	Common Stock		Additional Paid-	Retained Earnings (Accumulated)
	Shares	Par	In Capital	Deficit	Total
Balance at December 31, 2015	41,919,801	$419	$763,283	$(252,054)	$511,648
Vesting of restricted stock	—	—	572	—	572
Net income	—	—	—	(36,304)	(36,304)
Dividends declared on common stock	—	—	14	(18,878)	(18,864)
Balance at March 31, 2016	41,919,801	$419	$763,869	$(307,236)	$457,052

See notes to unaudited consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	For the three months ended March 31, 2016	For the three months ended March 31, 2015
Cash flows from operating activities:
Net income (loss)	$(36,304)	$14,146
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Premium amortization and (discount accretion) on investments, net	895	2,582
Interest income earned added to principal of securities	(94)	—
Amortization of deferred financing costs	134	—
Restricted stock amortization expense	572	679
Premium amortization for MAC interest rate swaps	(164)	(371)
(Interest received) Interest payments and basis recovered on MAC interest rate swaps	(159)	246
Premium on purchase of Residential Whole-Loans	—	(230)
Unrealized gain, net	(10,769)	(28,410)
Mark-to-market adjustments on derivative instruments	64,555	56,037
Other than temporary impairment	10,797	4,651
Realized (gain) loss on sale of securities, net	6,055	(7,468)
Realized (gain) loss on sale of Interest-Only Strips accounted for as derivatives, net	(300)	2
Realized gain on sale of TBAs, net	(7,739)	(7,448)
Realized (gain) loss on sale of swaptions, net	712	(713)
Realized gain on futures	(14,316)	—
Realized (gain) loss on forward contracts	28	(646)
Realized gain on options	(4,756)	—
Realized gain on foreign currency swaps	(3,942)	—
Realized gain on total return swaps	(8)	—
(Gain) loss on foreign currency transactions, net	575	(2,396)
Changes in operating assets and liabilities:
Increase in accrued interest receivable	(1,873)	(4,533)
Decrease in other assets	209	155
Decrease in accrued interest payable	(91)	(1,247)
Increase (decrease) in accounts payable and accrued expenses	(107)	841
Increase in payable to related party	84	178
Net cash provided by operating activities	3,994	26,055

Cash flows from investing activities:
Purchase of securities	(1,059,720)	(334,429)
Proceeds from sale of securities	1,166,621	536,869
Principal payments and basis recovered on securities	75,531	100,436
Purchase of Residential Whole-Loans	—	(10,230)
Principal payments on Residential Whole-Loans	14,021	20
Purchase of Commercial Whole-Loans	—	(8,750)
Payment of premium for option derivatives	(17,951)	—
Premium received from option derivatives	22,707	—
Net settlements of TBAs	7,624	9,629
Proceeds from termination of futures	14,316	—
Proceeds from sale of interest rate swaptions	2,075	17,768
Premium for MAC interest rate swaps	465	—
(Interest received) Interest payments and basis recovered on MAC interest rate swaps	159	(32)
Due from counterparties	(9,719)	—
Payment on termination of foreign currency swaps	3,942	—
Payments on total return swaps	8	—
Payments made on reverse repurchase agreements	(9,307)	(65,674)
Premium for interest rate swaptions, net	—	(19,215)
Net cash provided by investing activities	210,772	226,392

Cash flows from financing activities:
Proceeds from repurchase agreement borrowings	3,775,760	5,074,942
Repayments of repurchase agreement borrowings	(3,959,010)	(5,331,410)
Proceeds from forward contracts	30,876	71,417
Repayments of forward contracts	(30,904)	(70,771)
Interest payments and basis recovered on MAC interest rate swaps containing an other-than-insignificant financing element	—	(214)
Due from counterparties, net	(21,189)	(51,435)
Due to counterparties, net	11,658	62,373
Dividends paid on common stock	(24,313)	(29,204)
Net cash used in financing activities	(217,122)	(274,302)

Effect of exchange rate changes on cash and cash equivalents	85	115

Net decrease in cash and cash equivalents	(2,271)	(21,740)
Cash and cash equivalents beginning of period	24,711	47,222
Cash and cash equivalents end of period	$22,440	$25,482

Supplemental disclosure of operating cash flow information:
Interest paid	$7,626	$6,560
Supplemental disclosure of non-cash financing/investing activities:
Principal payments of securities, not settled	$—	$290
Securities sold, not settled	$151	$—
Net unsettled TBAs	$115	$4
Principal payments of Residential Whole-Loans, not settled	$3,200	$—
Dividends and distributions declared, not paid	$18,864	$28,086

See notes to unaudited consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(in thousands- except share and per share data)

The following defines certain of the commonly used terms in these Notes to Consolidated Financial Statements: “Agency” or “Agencies” refer to a federally chartered corporation, such as the Federal National Mortgage Association (“Fannie Mae” or “FNMA”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac” or “FHLMC”), or an agency of the U.S. Government, such as the Government National Mortgage Association (“Ginnie Mae” or “GNMA”); references to “MBS” refer to mortgage backed securities, including residential mortgage-backed securities or “RMBS”, commercial mortgage-backed securities or “CMBS”, and “Interest-Only Strips” (as defined herein);”Agency MBS” refer to RMBS, CMBS and Interest-Only Strips issued or guaranteed by the Agencies while “ Non-Agency MBS “ refer to RMBS, CMBS and Interest-Only Strips that are not issued or guaranteed by the Agencies; references to “ARMs” refers to adjustable rate mortgages; references to “Interest-Only Strips” refer to interest-only (“IO”) and inverse interest-only (“IIO”) securities issued as part of or collateralized with MBS; references to Residential Whole-Loans and Commercial Whole-Loans (collectively “Whole-Loans”) refer to individual mortgage loans secured by single family and commercial properties, respectively.

Note 1 — Organization

Western Asset Mortgage Capital Corporation and subsidiaries (the “Company”) is a Delaware corporation commencing operations in May 2012 focusing on investing in, financing and managing a diversified portfolio of real estate related securities, whole-loans and other financial assets.  The Company’s portfolio is comprised of Agency RMBS (including TBAs as defined herein), Non-Agency RMBS, Agency and Non-Agency CMBS and Whole-Loans. In addition, and to a significantly lesser extent, the Company has invested in other securities including certain Agency obligations that are not technically MBS as well as certain Non U.S. CMBS and in asset-backed securities (“ABS”) investments secured by a portfolio of private student loans.  The Company’s investment strategy is based on Western Asset Management Company’s (the “Manager”) perspective of which mix of portfolio assets it believes provides the Company with the best risk-reward opportunities at any given time.  The Manager will vary the allocation among various asset classes subject to maintaining the Company’s qualification as a REIT and maintaining its exemption from the Investment Company Act of 1940 (the “1940 Act”).  These restrictions limit the Company’s ability to invest in non-qualifying MBS, non-real estate assets and/or assets which are not secured by real estate.  Accordingly, the Company’s portfolio will continue to be principally invested in qualifying MBS and other real estate related assets.

The Company is externally managed by the Manager, an investment advisor registered with the Securities and Exchange Commission (“SEC”).  The Manager is a wholly-owned subsidiary of Legg Mason, Inc.  The Company operates and has elected to be taxed as a real estate investment trust or “REIT” commencing with its taxable year ended December 31, 2012.

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

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary.  The Company also consolidated two variable interest entities (“VIE”) where it was primary beneficiary.  Refer to Note 5 - “Variable Interest Entities” for additional information regarding the impact of consolidation of theses VIE’s.  All intercompany amounts between the Company and its subsidiary and consolidated VIE’s have been eliminated in consolidation.

Variable Interest Entities

VIEs are defined as entities that by design either lack sufficient equity for the entity to finance its activities without additional subordinated financial support or are unable to direct the entity’s activities or are not exposed to the entity’s losses or entitled to its residual returns. The Company evaluates all of its interests in VIEs for consolidation. When the interests are determined to be variable interests, the Company assesses whether it is deemed the primary beneficiary. The primary beneficiary of a VIE is determined to be the party that has both the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE.

To assess whether the Company has the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance, it considers all facts and circumstances, including its role in establishing the VIE and its ongoing rights and responsibilities. This assessment includes first, identifying the activities that most significantly impact the VIE’s economic performance; and second, identifying which party, if any, has power over those activities. In general, the parties that make the most significant decisions affecting the VIE or have the right to unilaterally remove those decision makers is deemed to have the power to direct the activities of a VIE.

To assess whether the Company has the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE, it considers all of its economic interests. This assessment requires that the Company applies judgment in determining whether these interests, in the aggregate, are considered potentially significant to the VIE. Factors considered in assessing significance include: the design of the VIE, including its capitalization structure; subordination of interests; payment priority; relative share of interests held across various classes within the VIE’s capital structure; and the reasons why the interests are held by the Company.

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

In instances when the Company is required to consolidate a VIE that is determined to be a qualifying collateralized financing entity, under GAAP, the Company will measure both the financial assets and financial liabilities of the VIE using the fair value of either the VIE’s financial assets or financial liabilities, whichever is more observable.

Ongoing assessments of whether an enterprise is the primary beneficiary of a VIE are required.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary have been made to present fairly the Company’s financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with Article 10 of Regulation S-X and the instructions to Form 10-Q. These consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission (“SEC”) on March 11, 2016. The results of operations for the period ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year or any future period.

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

Mortgage-Backed Securities and Other Securities

The Company’s purchases and sales of mortgage-backed securities and other securities are recorded on the trade date, which results in an investment related payable (receivable) for MBS and other securities purchased (sold) for which settlement has not taken place as of the balance sheet date. In addition, the Company’s TBAs (as defined herein) which have matured but have not settled as of the balance sheet date result in an investment related payable (receivable).  The Company’s MBS and other securities are pledged as collateral against borrowings under repurchase agreements.  The Company’s MBS and other securities are included in Mortgage-backed securities and other securities at fair value and Investment related receivables in the Consolidated Balance Sheets, with the fair value of such MBS and other securities pledged disclosed parenthetically.

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

The Company performs quarterly reviews of the independent third party pricing data which may consist of a review of the daily change in the prices provided by the independent pricing vendor that exceed established tolerances or comparisons to executed transaction prices, utilizing its Manager’s pricing group.  The Manager’s pricing group corroborates the price differences or changes in price by comparing the vendor price to alternate sources including other independent pricing services or broker quotations.  If the price change or difference cannot be corroborated, the Manager’s pricing group consults with the portfolio management team for market color in reviewing such pricing data as warranted.  To the extent that the Manager has information, typically in the form of broker quotations that would indicate that a price received from the independent pricing service is outside of a tolerance range, the Manager generally challenges the independent pricing service price.

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

The Company assesses its Agency MBS, Non-Agency MBS and other securities, excluding Interest-Only Strips, rated AA and higher at the time of purchase, for other-than-temporary impairment (“OTTI”) on at least a quarterly basis. The determination of whether a security is other —than —temporarily impaired involves judgement and assumptions based on subjective and objective factors.  When the fair value of an investment is less than its amortized cost at the balance sheet date, during a reporting period, the security is considered impaired and the impairment is designated as either “temporary” or “other-than-temporary.” In deciding on whether or not a security is other-than-temporarily impaired, the Company considers several factors, including the nature of the investment, communications (if any) from the trustee of securitization regarding the credit quality of the security, the severity and duration of the impairment and  the cause of the impairment. When a security is impaired an OTTI is considered to have occurred if there is an adverse change in the expected cash flows (principal or interest) to be received and the fair value of the security is less than its carrying amount and either the Company intends to sell the security or it is more likely than not the Company will be required to sell the security before recovery of its amortized cost.    In determining whether an adverse change in cash flows occurred, the present value of the remaining cash flows, as estimated at the initial transaction date (or the last date previously revised), is compared to the present value of the expected cash flows at the current reporting date.  The estimated cash flows reflect those a “market participant” would use and are discounted at a rate equal to the current yield used to accrete interest income. The OTTI is recorded in the Company’s Consolidated Statement of Operations.

The determination as to whether OTTI exists is subjective given that such determination is based on information available at the time of assessment as well as the Company’s estimates of the future performance and cash flow projections on the security. As a result, the timing and amount of an OTTI constitutes an accounting estimate that may change materially over time.

Finally, certain of the Company’s MBS and other securities that are in an unrealized loss position at the end of the reporting period are not considered other-than-temporarily impaired because the Company has the ability and intent to hold the securities to maturity or for a period of time sufficient for a price recovery up to or above the amortized cost of the investment and the Company is not required to sell the security for regulatory or other reasons.

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

In addition, an OTTI is deemed to have occurred when there is an adverse change in the expected cash flows (principal or interest) to be received and the fair value of the security is less than its carrying amount. In determining whether an adverse change in cash flows occurred, the present value of the remaining cash flows, as estimated at the initial transaction date (or the last date previously revised), is compared to the present value of the expected cash flows at the current reporting date.  The estimated cash flows reflect those a “market participant” would use and are discounted at a rate equal to the current yield used to accrete interest income. The OTTI is recorded in the Company’s Consolidated Statements of Operations as Other than temporary impairment.

Securities denominated in a foreign currency contain additional risk in that the amortized cost basis for those securities may not be recovered due to declines in currency exchange rates.  The Company considers the length of time that the security’s fair value has declined due to the decline in foreign exchange rates, when assessing other-than temporary impairment.

The determination as to whether OTTI exists is subjective given that such determination is based on information available at the time of assessment as well as the Company’s estimates of the future performance and cash flow projections on the security. As a result, the timing and amount of an OTTI constitutes an accounting estimate that may change materially over time.

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

Sales of Investments

Sales of investments are driven by the Company’s portfolio management process. The Company seeks to mitigate risks including those associated with prepayments and will opportunistically rotate the portfolio into securities and/or other assets the Company’s Manager believes have more favorable attributes. Strategies may also be employed to manage net capital gains, which need to be distributed for tax purposes. Realized gains or losses on sales of investments, including Agency Interest-Only Strips not characterized as derivatives, are included in the net Realized gain (loss) on sale of investments, net in the Consolidated Statements of Operations, and are recorded at the time of disposition.  Realized gains losses on Interest-Only Strips which are characterized as derivatives are included in Gain (loss) on derivative instruments, net line item in the Consolidated Statements of Operations.  The cost of positions sold is calculated using the specific identification method.

Investments in an unrealized loss position at the end of each reporting period are evaluated by the Company’s Manager to determine whether the Company has the intent to sell such investments.  To the extent the Company has no intent as of the end of such reporting period to sell such investments and it is more likely than not that the Company will not be required to sell the investment before recovery of its amortized cost basis, such unrealized loss is included in Unrealized gain (loss), net in the Consolidated Statements of Operations.  Otherwise, when the Company has determined its intent to sell such securities, the unrealized loss is characterized as a realized loss and included in Other than temporary impairment in the Consolidated Statements of Operations. The Company has no intent to sell any of its investments in an unrealized loss position at March 31, 2016.

Foreign currency transactions

The Company has and expects to continue to enter into transactions denominated in foreign currency from time to time.  At the date the transaction is recognized, the asset and/or liability will be measured and recorded using the exchange rate in effect at the date of the transaction.  At each balance sheet date, such foreign currency assets and liabilities are re-measured using the exchange rate in effect at the date of the balance sheet, resulting in unrealized foreign currency gains or losses.  Unrealized foreign currency gains or losses on MBS and other assets are recorded in Unrealized gain (loss), net in the Consolidated Statement of Operations. In addition, the Company evaluates whether an other-than-temporary impairment is deemed to have occurred on MBS and other assets denominated in a foreign currency.  Cash flows from MBS and other assets denominated in foreign currencies are received in a foreign currency, and as a result, the Company may incur a loss due to changes in foreign exchange rates even when all contractual cash flows are received.   These adjustments are reflected in the Consolidated Statements of Operations as Other than temporary impairment.  Unrealized and realized foreign currency gains or losses on borrowings under repurchase agreements are recorded in Other, net in the Consolidated Statement of Operations. Interest income from investments denominated in a foreign currency and interest expense on borrowings denominated in a foreign currency are recorded at the average rate of exchange during the period.

Due from counterparties/Due to counterparties

Due from counterparties represents cash posted by the Company with its counterparties as collateral for the Company’s interest rate and/or currency derivative financial instruments, repurchase agreements, and TBAs. Due to counterparties represents cash posted with the Company by its counterparties as collateral under the Company’s interest rate and/or currency derivative financial instruments, repurchase agreements, and TBAs.  Included in the due from counterparties and/or due to counterparties are daily variation margin settlement amounts with counterparties which are based on the price movement of the Company’s futures contracts.  In addition, as provided below, Due to counterparties may include non-cash collateral in which the Company has the obligation to return and which the Company has either sold or pledged. To the extent the Company receives collateral other than cash from its counterparties such assets are not included in the Company’s Consolidated Balance Sheets.  Notwithstanding the foregoing, if the Company either rehypothecates such assets or pledges the assets as collateral pursuant to a repurchase agreement, the cash received and the corresponding liability are reflected in the Consolidated Balance Sheets.

Derivatives and hedging activities

Subject to maintaining its qualification as a REIT for U.S. federal income tax purposes, the Company utilizes derivative financial instruments, including interest rate swaps, interest rate swaptions, mortgage put options, currency forwards, futures contracts, TBAs and Agency and Non-Agency Interest-Only Strips to hedge the interest rate and currency risk associated with its portfolio and related borrowings. Derivatives, subject to REIT requirements, are used for hedging purposes rather than speculation.  The Company has also entered into a total return swap, which transfer the total return of a referenced security to the Company.  The Company determines the fair value of its derivative positions and obtains quotations from third parties, including the Chicago Mercantile Exchange or CME, to facilitate the process of determining such fair values. If the Company’s hedging activities do not achieve the desired results, reported earnings may be adversely affected.

GAAP requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and to measure those instruments at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative. The fair value adjustment will affect either  other comprehensive income in stockholders’ equity until the hedged item is recognized in earnings or net income depending on whether the derivative instrument is designated and qualifies as a for hedge for accounting purposes and if so, the nature of the hedging activity.  The Company elected not to apply hedge accounting for its derivative instruments.  Accordingly, the Company records the change in fair value, of its derivative instruments, which includes net interest rate swap payments/receipts (including accrued amounts) and net currency payments (including accrued amounts) related to interest rate swaps and currency swaps, respectively in Gain (loss) on derivative instruments, net in its Consolidated Statements of Operations.

In the Company’s Consolidated Statements of Cash Flows, premiums received or paid on termination of its interest rate swaps, excluding interest rate swaps containing an other-than-insignificant financing element and the unamortized premium of market agreed coupon (“MAC”) interest rate swaps, are included in cash flows from operating activities. Notwithstanding the foregoing, proceeds and payments on settlement of swaptions, mortgage put options, futures contracts and TBAs are included in cash flows from investing activities.  Proceeds and payments on settlement of forward contracts are reflected in cash flows from financing activities in the Company’s Consolidated Statement of Cash Flows.  While payments made at the time of entering MAC interest rate swaps are included in cash flows from investing activities, payments received by the Company upon entering MAC interest rate swaps are included in either cash flows from investing activities or cash flows financing activities, depending on whether or not the derivative instrument includes an other-than-insignificant financing element.  For MAC interest rate swaps containing an other-than-insignificant financing element, all cash flows over the life of the derivative are treated as cash flows from financing activities.  Return and recovery of basis activity for MAC interest rate swaps is included in cash flows from investing activities for swaps not containing an other-than-insignificant financing element in the Company’s Consolidated Statement of Cash Flows.  For Agency and Non-Agency Interest-Only Strips accounted for as derivatives, the purchase, sale and recovery of basis activity is included with MBS and other securities under cash flows from investing activities in the Company’s Consolidated Statement of Cash Flows.

The Company evaluates the terms and conditions of its holdings of Agency and Non-Agency Interest-Only Strips, interest rate swaptions, currency forwards, futures contracts, total return swaps and TBAs to determine if these instruments have the characteristics of an investment or should be considered a derivative under GAAP.  In determining the classification of its holdings of Interest-Only Strips, the Company evaluates the securities to determine if the nature of the cash flows has been altered from that of the underlying mortgage collateral. Generally, Interest-Only Strips for which the security represents a strip off of a mortgage pass through security will be considered a hybrid instrument classified as a MBS investment in the Consolidated Balance Sheets utilizing the fair value option. Alternatively, those Interest-Only Strips, for which the underlying mortgage collateral has been included into a structured security that alters the cash flows from the underlying mortgage collateral, are accounted for as derivatives at fair value. Accordingly, Agency and Non-Agency Interest-Only Strips, interest rate swaptions, currency forwards, futures contracts, total return swaps and TBAs having the characteristics of derivatives are accounted for at fair value with such changes recognized in Gain (loss) on derivative instruments, net in its Consolidated Statements of Operations, along with any interest earned or paid (including accrued amounts). The carrying value of the Agency and Non-Agency Interest-Only Strips, accounted for as derivatives, is included in Mortgage-backed securities in the Consolidated Balance Sheets.  The carrying value of interest rate swaptions, currency forwards, futures contracts, total return swaps and TBAs is included in Derivative assets or Derivative liabilities in the Consolidated Balance Sheets.

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

Repurchase agreements and Reverse Repurchase agreements

Mortgage-backed securities and other securities sold under repurchase agreements are treated as collateralized financing transactions, unless they meet sales treatment. Securities financed through a repurchase agreement remain on the Company’s Consolidated Balance Sheets as assets and cash received from the lender is recorded in the Company’s Consolidated Balance Sheets as a liability. Interest payable in accordance with repurchase agreements is recorded as accrued interest payable in the Consolidated Balance Sheets.  Interest paid (including accrued amounts) in accordance with repurchase agreements was recorded as interest expense.  The Company reflects all proceeds from repurchase agreement borrowings and repayment of repurchase agreement borrowings, including transactions pertaining to collateral received with respect to certain swap transactions, on a gross basis in the Consolidated Statements of Cash Flows.

The Company may borrow securities under reverse repurchase agreements to deliver a security owned and sold by the Company but pledged to a different counterparty under a separate repurchase agreement when in the Manager’s view terminating the outstanding repurchase agreement is not in the Company’s interest.  Cash paid to the borrower is recorded in the Company’s Consolidated Balance Sheets as an asset.  Interest receivable in accordance with reverse repurchase agreements is recorded as accrued interest receivable in the Consolidated Balance Sheets. The Company reflects all proceeds on reverse repurchase agreement and repayment of reverse repurchase agreement, on a net basis in the Consolidated Statements of Cash Flows.  Upon sale of a pledged security, the Company recognizes an obligation to return the borrowed security in the Consolidated Balance Sheet in Due to Counterparty.  The Company establishes haircuts to ensure the market value of the underlying asset remains sufficient to protect the Company in the event of default by the counterparty.  Realized gains and losses associated with the sale of the security are recognized in Realized gain (loss) on sale of investments, net in the Consolidated Statement of Cash Flows.

Securitized debt

Securitized debt was issued at par by a consolidated securitization trust.  The Company elected the fair value option for the debt and as a result all changes in fair value are reflected in Unrealized gain (loss), net in the Consolidated Statement of Operations.

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

The dividends paid deduction for qualifying dividends paid to stockholders is computed using the Company’s taxable income as opposed to net income reported in the consolidated financial statements. Taxable income, generally, will differ from net income reported in the consolidated financial statements because the determination of taxable income is based on tax regulations and not GAAP.

The Company has elected to treat a wholly-owned subsidiary as a domestic Taxable REIT Subsidiary (“TRS”) and in the future may create and elect other subsidiaries as either a domestic or foreign TRS. In general, a TRS may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business. A domestic TRS is subject to U.S. federal, state and local corporate income taxes, and its value may not exceed 25% of the value of the Company. While a TRS may generate net income, a TRS can declare dividends to the Company, which will be included in the Company’s taxable income and necessitate a distribution to its stockholders. Conversely, if the Company retains earnings at the TRS level, no distribution is required and it can increase book equity of the consolidated entity.

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

Recent accounting pronouncements

Accounting Standards Adopted in 2016

In January 2015, the FASB issued guidance to simplify income statement presentation by eliminating the concept of extraordinary items. U.S. GAAP currently requires that a company separately classify, disclose and present extraordinary events and transactions. The guidance eliminates the concept of extraordinary items from U.S. GAAP.  Under the existing guidance, an entity is required to separately disclose extraordinary items, net of tax, in the income statement after income from continuing operations if an event or transaction is of an unusual nature and occurs infrequently. This separate, net-of-tax presentation (and corresponding earnings per share impact) will no longer be allowed. The existing requirement to separately present items that are of an unusual nature or occur infrequently on a pre-tax basis within income from continuing operations has been retained. The new guidance also requires similar separate presentation of items that are both unusual and infrequent. The standard is effective for periods beginning after December 15, 2015. The effective date is the same for both public companies and all other entities.  The 2016 adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In February 2015, the FASB issued guidance to simplify and reduce the number of consolidation models through the elimination of an indefinite deferral for certain entities and by placing more emphasis on risk of loss when determining a controlling financial interest.  The guidance affects reporting entities that are required to evaluate whether they should consolidate certain legal entities.  All legal entities are subject to reevaluation under the revised consolidation model.  The standard is effective for a public company for fiscal years, and for interim periods within fiscal years beginning after December 15, 2015.  The 2016 adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued guidance to amend the presentation of debt issuance cost related to a recognized debt liability. Under the new guidance, the debt issuance costs were presented in the balance sheet as a direct deduction from the carrying amount of the recognized debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected under the new guidance. The standard is effective for a public company for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The guidance should be applied on a retrospective basis. The Company’s December 31, 2015 balance sheet was adjusted to reflect the effects of applying the new guidance on a retrospective basis and resulted in a $134 thousand reduction in Borrowings under repurchase agreements and a corresponding reduction in Other assets. Upon adoption, an entity is required to comply with the applicable disclosures for a change in an accounting principle. These disclosures include the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items (i.e., debt issuance cost asset and the debt liability). The 2016 adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

Accounting Standards to be Adopted in Future Periods

In May 2014, the Financial Accounting Standards Board issued guidance that changes an entity’s recognition of revenue from contracts with customers.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  In addition, the new guidance requires improved disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In applying the new guidance, an entity may use either a retrospective approach to each prior reporting period or a retrospective approach with the cumulative effect recognized at the date of initial application. For a public company, the standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is not permitted for a public entity. The new guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

In March 2016, the Financial Accounting Standards Board issued guidance that changes the accounting for certain aspects of share-based payments to employees. The guidance requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid in capital pools. The guidance also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis.  For a public company, the standard is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period.  Early adoption is permitted in any interim or annual period.  The Company is currently assessing the impact that this guidance will have on its consolidated financial statements when adopted.

Note 3 — Fair Value of Financial Instruments

The following tables present the Company’s financial instruments carried at fair value as of March 31, 2016 and December 31, 2015, based upon the valuation hierarchy (dollars in thousands):

	March 31, 2016
	Fair Value
	Level I	Level II	Level III	Total
Assets
Agency RMBS:
20-Year mortgage	$—	$592,573	$—	$592,573
30-Year mortgage	—	1,008,436	—	1,008,436
Agency RMBS Interest-Only Strips	—	32,671	—	32,671
Agency and Non-Agency Interest-Only Strips accounted for as derivatives, included in MBS	—	45,013	3,982	48,995
Non-Agency RMBS	—	272,282	166,558	438,840
Agency and Non-Agency CMBS	—	391,822	32,082	423,904
Other securities	—	17,615	30,384	47,999
Subtotal	—	2,360,412	233,006	2,593,418

Residential Whole-Loans	—	—	201,267	201,267
Securitized commercial loan	—	—	23,675	23,675
Subtotal	—	—	224,942	224,942

Derivative assets	—	100,161	—	100,161
Total	$—	$2,460,573	$457,948	$2,918,521

Liabilities
Derivative liabilities	$1,794	$319,727	$866	$322,387
Securitized debt	—	—	10,417	10,417
Total	$1,794	$319,727	$11,283	$332,804

	December 31, 2015
	Fair Value
	Level I	Level II	Level III	Total
Assets
Agency RMBS:
20-Year mortgage	$—	$687,272	$—	$687,272
30-Year mortgage	—	926,459	—	926,459
Agency RMBS Interest-Only Strips	—	71,954	—	71,954
Agency and Non-Agency Interest-Only Strips accounted for as derivatives, included in MBS	—	56,431	3,556	59,987
Non-Agency RMBS	—	278,885	247,753	526,638
Agency and Non-Agency CMBS	—	334,687	143,031	477,718
Other securities	—	29,103	71,996	101,099
Subtotal	—	2,384,791	466,336	2,851,127

Residential Whole-Loans	—	—	218,538	218,538
Securitized commercial loan	—	—	25,000	25,000
Subtotal	—	—	243,538	243,538

Derivative assets	63	21,852	—	21,915
Total	$63	$2,406,643	$709,874	$3,116,580

Liabilities
Derivative liabilities	$698	$179,479	$—	$180,177
Securitized debt	—	—	11,000	11,000
Total	$698	$179,479	$11,000	$191,177

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

Mortgage-backed securities and other securities

In determining the proper fair value hierarchy or level, all securities are initially classified in Level III.  The Company further determined, given the amount of available observable market data, Agency RMBS should be classified in Level II.  For Non-Agency RMBS, CMBS and other securities, to determine whether a security should be a Level II, the securities are grouped by security type and the Manager reviews the internal trade history, for the quarter, for each security type. If there is sufficient trade data above a predetermined threshold of a security type, the Managers determines it has sufficient observable market data and the security will be categorized as a Level II.

Values for the Company’s securities are based upon prices obtained from independent third party pricing services. The valuation methodology of the third party pricing services incorporates a commonly used market pricing method. Depending on the type of asset and the underlying collateral, the primary inputs to the model include yields for TBAs, Agency RMBS, the U.S. Treasury market and floating rate indices such as LIBOR, the Constant Maturity Treasury rate and the prime rate as a benchmark yield. In addition, the model may incorporate the current weighted average maturity and additional pool level information such as prepayment speeds, default frequencies and default severities, if applicable. When the third party pricing service cannot adequately price a particular security, the Company utilizes a broker’s quote which is validated by the Manager’s pricing group.

Residential and Commercial Loans

Values for the Company’s residential and commercial loans are based upon prices obtained from an independent third party pricing service that specializes in residential and commercial loans, utilizing a trade based valuation model. Their valuation methodology incorporates commonly used market pricing methods, including loan to value (“LTV”), debt to income, maturity, interest rates, collateral location, and unpaid principal balance, prepayment penalties, FICO scores, lien position and times late. Due to the inherent uncertainty of such valuation, the fair values established for residential and commercial loans held by the Company may differ from the fair values that would have been established if a ready market existed for these loans. Accordingly, the Company’s loans are classified as Level III in the fair value hierarchy.

Securitized commercial loan and securitized debt

Values for the Company’s securitized commercial loan and securitized debt is based on the fair value that is more observable.  Since there is an extremely limited market for the securitized commercial loan, the Company determined the fair value of the securitized debt was more observable.  The fair value of the securitized debt was based upon a third party broker quote, which is validated by the Manager’s pricing group. Due to the inherent uncertainty of such valuation the Company classifies its securitized commercial loan and securitized debt as Level III.

Derivatives

Values for the Company derivatives are based upon prices from third party pricing services, whose pricing is subject to review by the Manager’s pricing committee. In valuing its over-the-counter interest rate derivatives, such as swaps and swaptions, its currency derivatives, such as swaps and forwards and credit derivatives such as total return swaps, the Company considers the creditworthiness of both the Company and its counterparties, along with collateral provisions contained in each derivative agreement, from the perspective of both the Company and its counterparties. The majority of the Company’s interest rate swaps are cleared through a central clearing house and subject to the clearing house margin requirements. The Company’s agreements with its derivative counterparties also contain netting provisions; however the Company has elected to report its interest rate swaps and swaptions and currency swaps and forwards on a gross basis.  No credit valuation adjustment was made in determining the fair value of interest rate and/or currency derivatives for the periods ended March 31, 2016 and December 31, 2015.

The Company performs quarterly reviews of the independent third party pricing data. These reviews may consist of a review of the daily change in the prices provided by the independent pricing vendor which exceed established tolerances or comparisons to executed transaction prices, utilizing the Manager’s pricing group.  The Manager’s pricing group, which functions independently from its portfolio management personnel, corroborates the price differences or changes in price by comparing the vendor price to alternate sources including other independent pricing services or broker quotations.  If the price change or difference cannot be corroborated, the Manager’s pricing group consults with the portfolio management team for market color in reviewing such pricing data as warranted.  To the extent that the Manager has information, typically in the form of broker quotations that would indicate that a price received from the independent pricing service is outside of a tolerance range, the Manager generally challenges the independent pricing service price.

The following tables present additional information about the Company’s financial instruments which are measured at fair value on a recurring basis for which the Company has utilized Level III inputs to determine fair value:

	Three months ended March 31, 2016
$ in thousands	Mortgage-backed securities and other securities	Residential Whole-Loans	Securitized commercial loan
Beginning balance	$466,336	$218,538	$25,000
Transfers into Level III from Level II	—	—	—
Transfers from Level III into Level II	(158,566)	—	—
Purchases	94	—	—
Sales and settlements	(68,910)	—	—
Principal repayments	(4,021)	(17,221)	—
Total net gains / (losses) included in net income
Realized gains/(losses), net	(6,191)	—	—
Other than temporary impairment	(4,063)	—	—
Unrealized gains/(losses), net(1)	10,719	547	(1,325)
Premium and discount amortization, net	(2,392)	(597)	—
Ending balance	$233,006	$201,267	$23,675

(1)   For Mortgage-backed securities and other securities, Residential Whole-Loans and Securitized commercial loans classified as Level III at March 31, 2016, the Company recorded gross unrealized gains of approximately $17.1 million, $790 thousand and $0 and gross unrealized losses of approximately $2.6 million, $24 thousand and $1.3 million, respectively. These gains and losses are included in Unrealized gain (loss), net on the Consolidated Statements of Operations.

Three months ended March 31, 2016
$ in thousands	Derivative Liability	Securitized debt
Beginning balance	$—	$11,000
Transfers into Level III from Level II	—	—
Transfers from Level III into Level II	—	—
Purchases	—	—
Sales and settlements	—	—
Principal repayments	—	—
Total net gains / (losses) included in net income
Realized gains/(losses), net	—	—
Other than temporary impairment	—	—
Unrealized (gains)/losses, net(1)	866	(583)
Premium and discount amortization, net	—	—
Ending balance	$866	$10,417

(1)   For Derivative liability and Securitized debt classified as Level III at March 31, 2016, the Company recorded gross unrealized gains of $0 and approximately $583 thousand and gross unrealized losses of approximately $866 thousand and $0, respectively. These gains and losses are included in Gain (loss) on derivative instruments, net and Unrealized gain (loss), net in the Consolidated Statements of Operations, respectively.

	Three months ended March 31, 2015
$ in thousands	Mortgage-backed securities and other securities	Residential Whole-Loans	Commercial Whole-Loan	Linked Transactions
Beginning balance	$291,407	$7,220	$—	$20,627
Fair value of securities previously accounted for as linked transactions(1)	52,484	—	—	—
Fair value of financial instruments previously accounted for as linked transactions(1)	—	—	—	(20,627)
Transfers into Level III from Level II	5,357	—	—	—
Transfers from Level III into Level II	—	—	—	—
Purchases	101,710	10,460	8,750	—
Sales and settlements	(49,724)	—	—	—
Principal repayments	(2,345)	(20)	—	—
Total net gains / (losses) included in net income
Realized gains/(losses), net	4,470	—	—	—
Other than temporary impairment	(1,194)	—	—	—
Unrealized gains/(losses), net(2)	130	246	150	—
Premium and discount amortization, net	(3,414)	(46)	—	—
Ending balance	$398,881	$17,860	$8,900	$—

(1)   Resulting from the implementation of guidance issued by the Financial Accounting Standards Board which eliminated the requirement to account for certain financial instruments as linked transactions.

(2)   For Mortgage-backed securities and other securities, Residential Whole-Loans and Commercial Whole-Loan classified as Level III at March 31, 2015, the Company recorded gross unrealized gains of approximately $6.9 million, $246 thousand and $150 thousand and gross unrealized losses of approximately $6.7 million, $0 and $0, respectively. These gains and losses are included in Unrealized gain (loss), net in the Consolidated Statements of Operations.

Transfers between hierarchy levels for the three months ended March 31, 2016 and March 31, 2015 were based on the availability of sufficient observable inputs to meet Level II versus Level III criteria.  The leveling of these assets was based on information received from a third party pricing service which, along with the back-testing of historical sales transactions performed by the Manager provided the sufficient observable data for the movement from Level III to Level II. The Company did not have transfers between Level I and Level II for the three months ended March 31, 2016 and March 31, 2015.

Other Fair Value Disclosures

Due from counterparties and Due to counterparties on the Company’s Consolidated Balance Sheets are reflected at cost which approximates fair value.

The fair value of the repurchase agreements is based on an expected present value technique. This method discounts future estimated cash flows using rates the Company determined best estimate current market interest rates that would be offered for loans with similar characteristics and credit quality. The use of different market assumptions or estimation methodologies could have a material effect on the fair value amounts. At March 31, 2016, the Company’s borrowings under repurchase agreements had a fair value of approximately $2.406 billion and a carrying value of approximately $2.403 billion.  At March 31, 2016, the Company’s receivable under reverse repurchase agreements had a fair value of approximately $9.3 million and a carrying value of approximately $9.3 million. Inputs used to arrive at the fair value of the repurchase agreement borrowings and receivables under reverse repurchase agreements are generally observable, and therefore, they would be considered a Level II fair value measurement.

Note 4 — Mortgage-Backed Securities and other securities

The following tables present certain information about the Company’s investment portfolio at March 31, 2016 and December 31, 2015 (dollars in thousands).

	March 31, 2016
	Principal Balance	Unamortized Premium (Discount), net	Discount Designated as Credit Reserve and OTTI	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Net Weighted Average Coupon (1)
Agency RMBS:
20-Year mortgage	$551,238	$29,886	$—	$581,124	$11,678	$(229)	$592,573	3.9%
30-Year mortgage	927,137	68,878	—	996,015	14,901	(2,480)	1,008,436	4.1%
Agency RMBS Interest-Only Strips (2)	N/A	N/A	N/A	32,264	1,314	(907)	32,671	2.8	%(2)
Agency and Non-Agency Interest-Only Strips, accounted for as derivatives (2) (3)	N/A	N/A	N/A	N/A	N/A	N/A	48,995	2.4	%(2)
Non-Agency RMBS	482,117	(26,376)	(106,562)	349,179	12,659	(7,539)	354,299	3.8%
Non-Agency RMBS Interest- Only Strips (2)	N/A	N/A	N/A	63,580	21,175	(214)	84,541	5.9	%(2)
Agency and Non-Agency CMBS	538,320	(73,237)	(9,585)	455,498	2,607	(35,853)	422,252	5.0%
Agency CMBS Interest-Only Strips (2)	N/A	N/A	N/A	1,486	166	—	1,652	4.6	%(2)
Other securities (4)	30,897	(876)	(1,943)	50,031	277	(2,309)	47,999	6.4%
Total	$2,529,709	$(1,725)	$(118,090)	$2,529,177	$64,777	$(49,531)	$2,593,418	4.0%

	December 31, 2015
	Principal Balance	Unamortized Premium (Discount), net	Discount Designated as Credit Reserve and OTTI	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Net Weighted Average Coupon (1)
Agency RMBS:
20-Year mortgage	$645,313	$35,216	$—	$680,529	$8,562	$(1,819)	$687,272	3.9%
30-Year mortgage	856,014	71,342	—	927,356	10,827	(11,724)	926,459	4.2%
Agency RMBS Interest-Only Strips (2)	N/A	N/A	N/A	71,632	2,499	(2,177)	71,954	3.1	%(2)
Agency and Non-Agency Interest-Only Strips, accounted for as derivatives (2) (3)	N/A	N/A	N/A	N/A	N/A	N/A	59,987	2.5	%(2)
Non-Agency RMBS	601,233	(16,669)	(141,014)	443,550	9,345	(7,446)	445,449	3.7%
Non-Agency RMBS Interest- Only Strips (2)	N/A	N/A	N/A	66,600	14,589	—	81,189	5.9	%(2)
Agency and Non-Agency CMBS	575,351	(73,835)	(9,017)	492,499	4,289	(21,183)	475,605	5.0%
Agency CMBS Interest-Only Strips (2)	N/A	N/A	N/A	1,915	198	—	2,113	4.7	%(2)
Other securities (4)	81,518	1,135	(2,719)	102,778	1,233	(2,912)	101,099	4.8%
Total	$2,759,429	$17,189	$(152,750)	$2,786,859	$51,542	$(47,261)	$2,851,127	3.9%

(1) Net weighted average coupon as of March 31, 2016 and December 31, 2015 is presented, net of servicing and other fees.

(2) Agency RMBS IOs and IIOs, Non-Agency RMBS IOs and IIOs, Agency and Non-Agency IOs and IIOs, accounted for as derivatives, and Agency and Non-Agency CMBS IOs and IIOs have no principal balances and bear interest based on a notional balance.  The notional balance is used solely to determine interest distributions on interest-only class of securities.  At March 31, 2016, the notional balance for Agency RMBS IOs and IIOs, Non-Agency IOs and IIOs, Agency and Non-Agency IOs and IIOs, accounted for as derivatives, and CMBS IOs and IIOs was $337.4 million, $309.0 million, $602.9 million and $42.6 million, respectively.  At December 31, 2015, the notional balance for Agency RMBS IOs and IIOs, Non-Agency IOs and IIOs, Agency and Non-Agency IOs and IIOs, accounted for as derivatives, and CMBS IOs and IIOs was $593.4 million, $321.0 million, $655.6 million and $43.2 million, respectively.

(3) Interest on these securities is reported as a component of Gain (loss) on derivative instruments, net in the Consolidated Statements of Operations.

(4) Other securities include residual interests in asset-backed securities which have no principal balance and an amortized cost of approximately $22.0 million and $22.8 million, as of March 31, 2016 and December 31, 2015, respectively.

As of March 31, 2016 and December 31, 2015 the weighted average expected remaining term to the expected maturity of the MBS and other securities investment portfolio was 6.6 years and 7.1 years, respectively.

The following tables present the changes in the components of the Company’s purchase discount and amortizable premium on its Non-Agency RMBS, Non-Agency CMBS and other securities for the three months ended March 31, 2016 and March 31, 2015 (dollars in thousands):

	Three months ended March 31, 2016
	Discount Designated as Credit Reserve and OTTI	Accretable Discount(1)	Amortizable Premium(1)
Balance at beginning of period	$(152,750)	$(145,532)	$56,163
Accretion of discount	—	4,737	—
Amortization of premium	—	—	(1,702)
Realized credit losses	3,666	—	—
Purchases	—	(2,265)	—
Sales	28,154	7,831	(8,436)
Net impairment losses recognized in earnings	(8,445)	—	—
Transfers/release of credit reserve(2)	11,285	(8,667)	(2,618)
Balance at end of period	$(118,090)	$(143,896)	$43,407

(1)	Together with coupon interest, accretable purchase discount and amortizable premium is recognized as interest income over the life of the security.
(2)	Subsequent reductions of a security’s non-accretable discount results in a corresponding reduction in its amortizable premium.

	Three months ended March 31, 2015
	Discount Designated as Credit Reserve and OTTI	Accretable Discount(1)	Amortizable Premium(1)
Balance at beginning of period	$(182,007)	$(105,804)	$82,228
Securities previously accounted for as linked transactions(2)	(2,320)	(1,393)	4,587
Accretion of discount	—	5,154	—
Amortization of premium	—	—	(2,728)
Realized credit losses	2,668	—	—
Purchases	(30,587)	(48,298)	2,057
Sales	53,815	36,852	(9,946)
Net impairment losses recognized in earnings	(3,529)	—	—
Transfers/release of credit reserve(3)	(1,932)	1,687	245
Balance at end of period	$(163,892)	$(111,802)	$76,443

(1)	Together with coupon interest, accretable purchase discount and amortizable premium is recognized as interest income over the life of the security.
(2)	Resulting from the implementation of guidance issued by the Financial Accounting Standards Board which eliminated the requirement to account for certain financial instruments as linked transactions.
(3)	Subsequent reductions of a security’s non-accretable discount results in a corresponding reduction in its amortizable premium.

The following tables present the fair value and contractual maturities of the Company’s investment securities at March 31, 2016 and December 31, 2015 (dollars in thousands):

	March 31, 2016
	< or equal to 10 years	> 10 years and < or equal to 20 years	> 20 years and < or equal to 30 years	> 30 years	Total
Agency RMBS:
20-Year mortgage	$—	$592,573	$—	$—	$592,573
30-Year mortgage	—	—	1,008,436	—	1,008,436
Agency RMBS Interest-Only Strips	—	22,651	10,020	—	32,671
Agency and Non-Agency Interest-Only Strips, accounted for as derivatives	1,075	9,010	26,454	12,456	48,995
Non-Agency RMBS	14	67,868	66,757	219,660	354,299
Non-Agency RMBS Interest- Only Strips	—	—	22,604	61,937	84,541
Agency and Non-Agency CMBS	46,083	28,788	149,581	197,800	422,252
Agency CMBS Interest-Only Strips	1,652	—	—	—	1,652
Other securities	11,536	9,310	6,079	21,074	47,999
Total	$60,360	$730,200	$1,289,931	$512,927	$2,593,418

	December 31, 2015
	< or equal to 10 years	> 10 years and < or equal to 20 years	> 20 years and < or equal to 30 years	> 30 years	Total
Agency RMBS:
20-Year mortgage	$—	$687,272	$—	$—	$687,272
30-Year mortgage	—	—	926,459	—	926,459
Agency RMBS Interest-Only Strips	—	40,900	31,054	—	71,954
Agency and Non-Agency Interest-Only Strips, accounted for as derivatives	1,310	10,081	35,219	13,377	59,987
Non-Agency RMBS	15	86,172	59,502	299,760	445,449
Non-Agency RMBS Interest- Only Strips	—	—	20,639	60,550	81,189
Agency and Non-Agency CMBS	65,213	27,849	167,355	215,188	475,605
Agency CMBS Interest-Only Strips	2,113	—	—	—	2,113
Other securities	29,102	11,088	39,256	21,653	101,099
Total	$97,753	$863,362	$1,279,484	$610,528	$2,851,127

The following tables present the gross unrealized losses and estimated fair value of the Company’s MBS and other securities by length of time that such securities have been in a continuous unrealized loss position at March 31, 2016 and December 31, 2015 (dollars in thousands):

	March 31, 2016
	Less than 12 Months			12 Months or More			Total
			Number			Number			Number
		Unrealized	of		Unrealized	of		Unrealized	of
	Fair Value	Losses	Securities	Fair Value	Losses	Securities	Fair Value	Losses	Securities
Agency RMBS:
20-Year mortgage	$50,288	$(100)	2	$46,978	$(129)	13	$97,266	$(229)	15
30-Year mortgage	156,253	(33)	16	247,475	(2,447)	45	403,728	(2,480)	61
Agency RMBS Interest-Only Strips	21,658	(908)	13	—	—	—	21,658	(908)	13
Non-Agency RMBS	170,213	(6,959)	34	16,500	(579)	4	186,713	(7,538)	38
Non-Agency RMBS Interest-Only Strips	3,755	(214)	1	—	—	—	3,755	(214)	1
Agency and Non-Agency CMBS	318,025	(30,380)	63	45,855	(5,473)	11	363,880	(35,853)	74
Other securities	34,208	(2,309)	4	—	—	—	34,208	(2,309)	4
Total	$754,400	$(40,903)	133	$356,808	$(8,628)	73	$1,111,208	$(49,531)	206

	December 31, 2015
	Less than 12 Months			12 Months or More			Total
			Number			Number			Number
		Unrealized	of		Unrealized	of		Unrealized	of
	Fair Value	Losses	Securities	Fair Value	Losses	Securities	Fair Value	Losses	Securities
Agency RMBS:
20-Year mortgage	$113,919	$(1,229)	35	$44,470	$(590)	10	$158,389	$(1,819)	45
30-Year mortgage	68,890	(1,325)	17	329,716	(10,399)	55	398,606	(11,724)	72
Agency RMBS Interest-Only Strips	39,091	(2,177)	18	—	—	—	39,091	(2,177)	18
Non-Agency RMBS	234,897	(6,928)	36	19,656	(519)	5	254,553	(7,447)	41
Agency and Non-Agency CMBS	298,369	(19,888)	55	27,755	(1,294)	7	326,124	(21,182)	62
Other securities	59,610	(1,746)	5	11,334	(1,166)	1	70,944	(2,912)	6
Total	$814,776	$(33,293)	166	$432,931	$(13,968)	78	$1,247,707	$(47,261)	244

At March 31, 2016, the Company did not intend to sell any of its MBS and other securities that were in an unrealized loss position, and it is “more likely than not” that the Company will not be required to sell these MBS and other securities before recovery of their amortized cost basis, which may be at their maturity.

The Company assesses its Agency MBS, Non-Agency MBS and other securities, excluding Interest-Only Strips, rated AA and higher at the time of purchase for other-than-temporary impairment on at least a quarterly basis. When the fair value of an investment is less than its amortized cost at the balance sheet date of the reporting period for which impairment is assessed, the impairment is designated as either “temporary” or “other-than-temporary.” In deciding on whether or not a security is other-than-temporarily impaired, the Company considers several factors, including the nature of the investment, communications (if any) from the securitization trustee regarding the credit quality of the security, the severity and duration of the impairment, the cause of the impairment, and the Company’s intent not to sell the security and that it is more likely than not that the Company will not be required to sell the security until recovery of its amortized cost.  In addition, an other-than-temporary impairment is deemed to have occurred when there is an adverse change in the expected cash flows (principal or interest) to be received and the fair value of the security is less than its carrying amount.  In determining whether an adverse change in cash flows occurred, the present value of the remaining cash flows, as estimated at the initial transaction date (or the last date previously revised), is compared to the present value of the expected cash flows at the current reporting date.  The estimated cash flows reflect those a “market participant” would use and are discounted at a rate equal to the current yield used to accrete interest income.  These adjustments are reflected in the Company’s Consolidated Statement of Operations as Other than temporary impairment.

For Non-Agency MBS and other securities rated below AA at the time of purchase and Agency and Non-Agency Interest-Only Strips, excluding Interest-Only Strips classified as derivatives, an other-than-temporary impairment is deemed to have occurred when there is an adverse change in the expected cash flows (principal or interest) to be received and the fair value of the beneficial interest is less than its carrying amount.  Other than for “plain-vanilla” variable rate Non-Agency MBS, the Company does not bifurcate the loss between credit loss and loss attributed to change in interest rates, therefore, the entire loss is recorded as other-than-temporary. These adjustments are reflected in the Company’s Consolidated Statement of Operations as Other than temporary impairment. In determining whether an adverse change in cash flows occurred, the present value of the remaining cash flows, as estimated at the initial transaction date (or the last date previously revised), is compared to the present value of the expected cash flows at the current reporting date.  The estimated cash flows reflect those a “market participant” would use and are discounted at a rate equal to the current yield used to accrete interest income. If an other-than-temporary impairment is recognized as a result of this analysis, the yield is maintained at the current accretion rate. The last revised estimated cash flows are then used for future impairment analysis purposes.  The Company’s prepayment speed estimate was the primary assumption used to determine other-than temporary-impairments for Interest-Only Strips, excluding Agency and Non-Agency Interest-Only Strips accounted for as derivatives, for the three months ended March 31, 2016, and March 31, 2015.

With respect to the Company’s security portfolio, OTTI is generally recorded when the credit quality of the underlying collateral deteriorates and or the schedule payments are faster than previously projected.   The credit deterioration could be as a result of, but not limited to, increased projected realized losses, foreclosures, delinquencies and the likelihood of the borrower being able to make payments in the future.  Generally, a prepayment occurs when a loan has a higher interest rate relative to current interest rates and lenders are willing to extend credit at the lower current interest rate of the underlying collateral for the loan is sold or transferred. OTTI is reported in the Company’s Consolidated Statement of Operations.

The following table presents the OTTI the Company recorded on its securities portfolio (dollars in thousands):

	For the three months ended March 31, 2016	For the three months ended March 31, 2015
Agency RMBS	$727	$1,122
Non-Agency RMBS	4,917	2,667
Non-Agency CMBS	2,785	599
Other securities	2,368	263
Total	$10,797	$4,651

The Company has made investments in certain Non-Agency RMBS inverse floaters. These securities’ coupon rates have an inverse relationship to a benchmark rate.   When the benchmark interest rate increases the coupon payment rate will decrease because the benchmark interest rate is deducted from the coupon payment.  The Company has generally purchased these securities at a premium.  Accelerated prepayments on these securities could result in an economic loss, as the Company would not recover the upfront premium.  The premiums are amortized into income using the effective interest rate method.  As of March 31, 2016 and March 31, 2015, the Company held $81.4 million and $90.0 million, respectively, in Non-Agency RMBS inverse floaters.

The following tables present components of interest income on the Company’s MBS and other securities (dollars in thousands):

	For the three months ended March 31, 2016
	Coupon	Net (Premium Amortization/ Amortization Basis) Discount	Interest
	Interest	Amortization	Income
Agency RMBS	$17,323	$(8,505)	$8,818
Non-Agency RMBS	9,778	(1,836)	7,942
Agency and Non-Agency CMBS	7,572	1,359	8,931
Other securities	694	798	1,492
Total(1)	$35,367	$(8,184)	$27,183

(1)

Interest income in the Consolidated Statements of Operations includes coupon interest, net premium/discount amortization and interest income of approximately $2.5 million, $(597) thousand and $1.9 million on Residential Whole-Loans, respectively and coupon interest, net premium amortization and interest income of $569 thousand, $0 and $569 thousand on a securitized commercial loan, respectively.

	For the three months ended March 31, 2015
	Coupon	Net (Premium Amortization/ Amortization Basis) Discount	Interest
	Interest	Amortization	Income
Agency RMBS	$37,451	$(15,407)	$22,044
Non-Agency RMBS	11,869	(2,427)	9,442
Agency and Non-Agency CMBS	6,902	575	7,477
Other securities	1,267	431	1,698
Total(1)	$57,489	$(16,828)	$40,661

(1)

Interest income in the Consolidated Statements of Operations includes coupon interest, net premium amortization and interest income of $117 thousand, $(46) thousand and $71 thousand on Residential Whole-Loans, respectively and coupon interest, net premium amortization and interest income of $74 thousand, $0 and $74 thousand on Commercial Whole-Loans.

The following tables present the sales and realized gain (loss) of the Company’s MBS and other securities (dollars in thousands):

	For the three months ended March 31, 2016
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Agency RMBS (1)	$310,480	$5,250	$(5,151)	$99
Non-Agency RMBS	82,801	1,219	(4,244)	(3,025)
Agency and Non-Agency CMBS	19,035	—	(2,838)	(2,838)
Other securities	750,226	1,818	(2,109)	(291)
Total	$1,162,542	$8,287	$(14,342)	$(6,055)

(1)	Excludes proceeds for Agency Interest-Only Strips, accounted for as derivatives, of approximately $4.2 million, gross realized gains of $300 thousand and gross realized losses of $0.

	For the three months ended March 31, 2015
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Agency RMBS (1)	$301,732	$290	$(2,897)	$(2,607)
Non-Agency RMBS	207,594	9,761	(174)	9,587
Agency and Non-Agency CMBS	27,543	488	—	488
Total	$536,869	$10,539	$(3,071)	$7,468

(1)	Excludes gross realized gains of $(2) thousand for Agency Interest-Only Strips, accounted for as derivatives, as a result of the settlement of prior year sales in January 2015.

Note 5 — Variable Interest Entities

Residential Whole-Loan Trusts

The consolidated financial statements also include the consolidation of certain trusts that each meet the definition of a VIE related to the acquisition of Residential Whole-Loans in which the Company has determined itself to be the primary beneficiary of each such trust. The Company determined that it was the primary beneficiary of the two residential Whole-Loan trusts, which were merged into one trust during the first quarter of 2016, because it was involved in certain aspects of the design of each trust, has certain oversight rights on defaulted assets and has other significant decision making powers. In addition, the Company has the obligation to absorb losses and the right to receive benefits from the trust that could potentially be significant to the trust.  The trust has issued a trust certificate to the Company, which represents the beneficial interest in pools of Residential Whole-Loans held by such trust. As of March 31, 2016, the Company financed the trust certificates with $164.0 million of repurchase borrowings, which is a liability held outside the trusts. The Company classifies the underlying Residential Whole-Loans owned by the trusts in Residential Whole-Loans at fair value in the Consolidated Balance Sheets and has eliminated the intercompany trust certificates in consolidation.

Commercial Loan Trust

In November 2015, the Company acquired $14.0 million interest in the trust certificate issued by CMSC Trust 2015 — Longhouse MZ (“CMSC Trust”), with a fair value of $13.3 million at March 31, 2016, which is financed with $6.8 million of repurchase borrowings. The Company determined that CMSC Trust was a VIE and itself the primary beneficiary because it was involved in certain aspects of the design of the trust, has certain oversight rights on defaulted assets and has other significant decision making powers. In addition, the Company has the obligation to absorb losses and the right to receive benefits from the trust that could potentially be significant to the trust. The CMSC Trust holds a $25.0 million mezzanine loan collateralized by interests in commercial real estate.  The mezzanine loan serves as collateral for the $25.0 million of trust certificates issued. As of March 31, 2016, the Company classified the mezzanine loan at fair value in Securitized commercial loan in the Consolidated Balance Sheets.  The $25.0 million of trust certificates, of which $14.0 million was eliminated in consolidation and the remaining $11.0 million held by an affiliate is carried at a fair value of $10.4 million and classified as Securitized debt in the Consolidated Balance Sheets.

The Company assesses modifications to VIEs on an ongoing basis to determine if a significant reconsideration event has occurred that would change the Company’s initial consolidation assessment.   The consolidated two trusts hold 499 performing Residential Whole-Loans and 1 performing commercial loan.  The following table presents a summary of the assets and liabilities of the residential and commercial loan trusts included in the Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015 (dollars in thousands).

	March 31, 2016	December 31, 2015
Residential Whole-Loans, at fair value	$201,267	$218,538
Securitized commercial loan, at fair value	23,675	25,000
Investment related receivable	3,200	—
Accrued interest receivable	1,737	1,836
Total assets	$229,879	$245,374
Securitized debt	$10,417	$11,000
Accrued interest payable	85	85
Accounts payable and accrued expenses	2	2
Total liabilities	$10,504	$11,087

The Company’s risk with respect to its investment in each trust is limited to its direct ownership in the trust. The Residential Whole-Loans and securitized commercial loan held by the consolidated trusts are held solely to satisfy the liabilities of the trust, and creditors of the trust have no recourse to the general credit of the Company for the trust certificates issued by the trusts. The assets of a consolidated trust can only be used to satisfy the obligations of that trust. The Company is not contractually required and has not provided any additional financial support to the trusts for the three months ended March 31, 2016 and March 31, 2015.  The Company did not deconsolidate any trusts during the three months ended March 31, 2016 and March 31, 2015.

The following table presents the components of the carrying value of Residential Whole-Loans and securitized commercial loan as of March 31, 2016 and December 31, 2015 (dollars in thousands):

	Residential Whole-Loans		Securitized Commercial Loan
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Principal balance	$195,425	$212,647	$25,000	$25,000
Unamortized premium	1,860	2,410	—	—
Unamortized discount	(206)	(161)	—	—
Gross unrealized gains	4,188	3,642	—	—
Gross unrealized losses	—	—	(1,325)	—
Fair value	$201,267	$218,538	$23,675	$25,000

The Residential Whole-Loans are comprised of non-qualifying, mostly adjustable rate mortgages with low loan to values (or “LTV”).  The following tables present certain information about the Company’s Residential Whole-Loans investment portfolio at March 31, 2016 and December 31, 2015 (dollars in thousands):

March 31, 2016
			Weighted Average
Current Coupon Rate	Number of Loans	Principal Balance	Original LTV	Original FICO Score(1)	Expected Life (years)	Contractual Maturity (years)	Coupon Rate
3.01– 4.00%	26	$6,662	56.0%	764	1.4	27.1	4.0%
4.01– 5.00%	181	68,806	57.0%	725	1.3	27.2	4.5%
5.01 – 6.00%	285	116,469	54.9%	721	1.5	27.6	5.1%
6.01 – 7.00%	7	3,488	70.4%	731	1.3	22.4	6.4%
Total	499	$195,425	56.0%	724	1.4	27.4	4.8%

(1)

The original FICO score is not available for 135 loans with a principal balance of approximately $56.8 million at March 31, 2016. The Company has excluded those loans from the weighted average computation.

December 31, 2015
			Weighted Average
Current Coupon Rate	Number of Loans	Principal Balance	Original LTV	Original FICO Score(1)	Expected Life (years)	Contractual Maturity (years)	Coupon Rate
3.01– 4.00%	2	$698	35.7%	766	1.9	29.4	3.9%
4.01– 5.00%	211	79,696	56.6%	728	1.4	27.5	4.5%
5.01 – 6.00%	302	128,204	55.1%	723	1.6	27.9	5.1%
6.01 – 7.00%	9	4,049	71.0%	723	1.4	23.4	6.4%
Total	524	$212,647	55.9%	725	1.5	27.6	4.9%

(2)

The original FICO score is not available for 139 loans with a principal balance of approximately $58.7 million at December 31, 2015. The Company has excluded those loans from the weighted average computation.

The following tables present the U.S. states in which the collateral securing the Company’s Residential Whole-Loans at March 31, 2016 and December 31, 2015, based on principal balance, is located (dollars in thousands):

	March 31, 2016
	State Concentration	Principal Balance
California	83.8%	$163,725
Washington	6.2	12,269
Massachusetts	5.7	11,168
New York	2.6	5,007
Georgia	0.8	1,624
Other	0.9	1,632
Total	100.0%	$195,425

	December 31, 2015
	State Concentration	Principal Balance
California	83.1%	$176,611
Washington	6.8	14,442
Massachusetts	5.6	12,000
New York	2.5	5,399
Georgia	0.9	1,813
Other	1.1	2,382
Total	100.0%	$212,647

As of March 31, 2016, the aggregate fair value of the securitized debt issued by the consolidated VIE was $10.4 million which is classified as Securitized debt, at fair value on the Company’s Consolidated Balance sheets.  The cost of financing the securitized debt is approximately 8.9%.

Unconsolidated VIEs

As of March 31, 2016 and December 31, 2015, the Company had three investments in VIEs where it was not the primary beneficiary, and accordingly, the VIEs were not consolidated in the Company’s consolidated financial statements. As of March 31, 2016 and December 31, 2015, the Company’s maximum exposure to loss from these investments did not exceed the sum of the $56.9 million and $58.2 million carrying value of the investments, respectively, which are classified in Mortgage-backed securities and other securities, at fair value on the Company’s Consolidated Balance sheets.

Note 6 — Borrowings under Repurchase Agreements

As of March 31, 2016, the Company had master repurchase agreements with 27 counterparties.  As of March 31, 2016, the Company had borrowings under repurchase agreements with 20 counterparties.  The following tables summarize certain characteristics of the Company’s repurchase agreements at March 31, 2016 and December 31, 2015 (dollars in thousands):

	March 31, 2016
Securities Pledged	Repurchase Agreement Borrowings	Weighted Average Interest Rate on Borrowings Outstanding at end of period	Weighted Average Remaining Maturity (days)
Agency RMBS	$1,591,880	0.75%	38
Non-Agency RMBS	295,369	2.21%	52
Agency and Non-Agency CMBS	318,146	2.12%	34
Whole-Loans and securitized commercial loan(1)	170,788	2.46%	8
Other securities	26,946	2.68%	11
Borrowings under repurchase agreements, net	$2,403,129	1.25%	36

(1)         Repurchase agreement borrowings on Whole-Loans and securitized commercial loan owned through trust certificates.  The trust certificates are eliminated upon consolidation.

	December 31, 2015
Securities Pledged	Repurchase Agreement Borrowings	Weighted Average Interest Rate on Borrowings Outstanding at end of period	Weighted Average Remaining Maturity (days)
Agency RMBS	$1,601,713	0.66%	41
Non-Agency RMBS	380,177	1.91%	44
Agency and Non-Agency CMBS	356,369	1.84%	35
Whole-Loans and securitized commercial loan(1)	180,892	2.38%	26
Other securities	66,650	2.33%	60
Borrowings under repurchase agreements	2,585,801	1.17%	38
Less unamortized debt issuance cost	134	N/A	N/A
Borrowings under repurchase agreements, net	$2,585,667	1.17%	38

(1)         Repurchase agreement borrowings on Whole-Loans and securitized commercial loan owned through trust certificates.  The trust certificates are eliminated upon consolidation.

For the three months ended March 31, 2016 and December 31, 2015, the Company had average borrowings under its repurchase agreements of approximately $2.4 billion and $2.8 billion, respectively, had a maximum month-end balance during the periods of approximately $2.4 billion and $3.0 billion, respectively.  The Company had accrued interest payable at March 31, 2016 and December 31, 2015 of approximately $3.2 million and $3.0 million, respectively.  In addition, at March 31, 2016, the Company had not entered into any repurchase agreement borrowings which settled subsequent to March 31, 2016.

The repurchase agreements bear interest at a contractually agreed-upon rate and typically have terms ranging from one month to three months.  The Company’s repurchase agreement borrowings are accounted for as secured borrowings when the Company maintains effective control of the financed assets.  Under the repurchase agreements, the respective counterparties retain the right to determine the fair value of the underlying collateral. A reduction in the value of pledged assets requires the Company to post additional securities as collateral, pay down borrowings or establish cash margin accounts with the counterparties in order to re-establish the agreed-upon collateral requirements, and is referred to as a margin call.  The inability of the Company to post adequate collateral for a margin call by a counterparty, in a timeframe as short as the close of the same business day, could result in a condition of default under the Company’s repurchase agreements, thereby enabling the counterparty to liquidate the collateral pledged by the Company, which may have a material adverse effect on the Company’s financial position, results of operations and cash flows.  During 2015, the Company also rehypothecated pledged U.S. Treasury securities it received from its repurchase agreement and interest rate swap counterparties as incremental collateral in order to increase the Company’s cash position. The maximum amount of repurchase borrowings for the rehypothecated U.S. Treasury securities was $0 and $530 thousand during the three months ended March 31, 2016 and March 31, 2015, respectively.  At March 31, 2016 and March 31, 2015, the Company did not have any rehypothecated U.S. Treasury securities.

Volatility in the mortgage markets may create additional stress on the overall liquidity of the Company due to the long-term nature of its assets and the short-term nature of its liabilities.  In an instance of severe volatility, or where the additional stress on liquidity resulting from volatility is sustained over an extended period of time, the Company could be required to sell assets, possibly even at a loss, to generate sufficient liquidity to satisfy collateral and margin requirements which could have a material adverse effect on the Company’s financial position, results of operations and cash flows.  The majority of the Company’s repurchase agreement counterparties are either U.S. financial institutions or the U.S. broker-dealer subsidiaries of foreign financial institutions.

Further, if the Company is unable to renew, replace or expand repurchase financing with other sources of financing on substantially similar terms it may have a material adverse effect on the Company’s financial position, results of operations and cash flow, due to the long term nature of the Company’s investments and relatively short-term maturities of the Company’s repurchase agreements.  Certain of the repurchase agreements provide the counterparty with the right to terminate the agreement if the Company does not maintain certain equity and leverage metrics, the most restrictive of which include a limit on leverage based on the composition of the Company’s portfolio.  The Company was in compliance with the terms of such financial tests as of March 31, 2016.

At March 31, 2016 and December 31, 2015, repurchase agreements collateralized by investments had the following remaining maturities:

(dollars in thousands)	March 31, 2016	December 31, 2015(1)
Overnight	$—	$—
1 to 29 days	1,238,642	1,335,119
30 to 59 days	501,051	362,940
60 to 89 days	648,589	847,781
90 to 119 days	14,847	—
Greater than or equal to 120 days	—	39,961
Total	$2,403,129	$2,585,801

(1)         Excludes unamortized debt issuance costs of $134 thousand.

At March 31, 2016, the following table reflects amounts of collateral at risk under its repurchase agreements greater than 10% of the Company’s equity with any counterparty (dollars in thousands):

	March 31, 2016
Counterparty	Amount of Collateral at Risk, at fair value	Weighted Average Remaining Maturity (days)	Percentage of Stockholders’ Equity
Credit Suisse Securities (USA) LLC	$100,635	9	22.0%
RBC (Barbados) Trading Bank Corporation	100,608	43	22.0

Note 7 — Collateral Positions

The following tables summarize the Company’s collateral positions, with respect to its borrowings under repurchase agreements, securitized debt, derivatives and clearing margin account at March 31, 2016 and December 31, 2015 (dollars in thousands):

	March 31, 2016
	Assets Pledged- Fair Value	Accrued Interest	Fair Value of Assets Pledged and Accrued Interest
Assets pledged for borrowings under repurchase agreements:
Agency RMBS	$1,663,353	$6,549	$1,669,902
Non-Agency RMBS	442,742	782	443,524
Agency and Non-Agency CMBS	433,752	2,821	436,573
Whole-Loans and securitized commercial loan(1)	214,525	1,634	216,159
Other securities	47,999	43	48,042
Cash (2)	19,540	—	19,540
Securitized commercial loan pledged for securitized debt	10,417	85	10,502
Cash collateral for derivatives (2):	260,931	—	260,931
Total	$3,093,259	$11,914	$3,105,173

(1)  Whole-Loans and securitized commercial loan owned through trust certificates are pledged as collateral. The trust certificates are eliminated upon consolidation.

(2)  Cash posted as collateral is included in Due from counterparties on the Company’s Consolidated Balance Sheets.

	December 31, 2015
	Assets Pledged- Fair Value	Accrued Interest	Fair Value of Assets Pledged and Accrued Interest
Assets pledged for borrowings under repurchase agreements:
Agency RMBS	$1,658,865	$7,366	$1,666,231
Non-Agency RMBS	530,110	1,053	531,163
Agency and Non-Agency CMBS	487,643	3,291	490,934
Whole-Loans and securitized commercial loan(1)	232,538	1,750	234,288
Other securities	101,099	270	101,369
Cash (2)	38,300	—	38,300
Securitized commercial loan pledged for securitized debt	11,000	85	11,085
Cash collateral for derivatives (2):	211,263	—	211,263
Total	$3,270,818	$13,815	$3,284,633

(1)  Whole-Loans and securitized commercial loan owned through trust certificates are pledged as collateral. The trust certificates are eliminated upon consolidation.

(2)  Cash posted as collateral is included in Due from counterparties on the Company’s Consolidated Balance Sheets.

A reduction in the value of pledged assets typically results in the repurchase agreement counterparties, derivative counterparties and clearing margin counterparty initiating a daily margin call.  At March 31, 2016 and December 31, 2015, investments held by counterparties as security for repurchase agreements totaled approximately $2.8 billion and approximately $3.0 billion, respectively. Cash collateral held by counterparties at March 31, 2016 and December 31, 2015 was approximately $280.5 million and approximately $249.6 million, respectively.  Cash posted by counterparties at March 31, 2016 and December 31, 2015, was approximately $12.7 million and approximately $10.0 million, respectively. In addition, at March 31, 2016 and December 31, 2015, the Company held securities with a fair value of approximately $577 thousand and $0, respectively, received as collateral from its repurchase agreement counterparties to satisfy margin requirements.  The Company has the ability to repledge collateral received from its repurchase counterparties.

The Company has an obligation to return Agency RMBS pledged under reverse repurchase agreements accounted for as securities borrowing transaction which were subsequently sold by the Company with a fair value of $10.1 million as of March 31, 2016. The borrowed securities were collateral for payments made by the Company of $9.3 million, which are presented as a receivable under reverse repurchase agreements in the Consolidated Balance Sheets. The reverse repurchase agreements have a weighted average maturity of 18 days and a weighted average interest rate of 0.57%. The Company did not have any obligation to return securities received under reverse repurchase agreements as collateral at December 31, 2015.

Note 8 — Derivative Instruments

The Company’s derivatives currently include interest rate swaps, interest rate swaptions, futures contracts, TBAs, currency swaps and forwards, Agency and Non-Agency Interest-Only Strips that are classified as derivatives, and total return swaps.

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

Currency Swaps and Forwards

The Company has invested in and, in the future, may invest in additional securities which are denominated in a currency or currencies other than U.S. dollars.  Similarly, it has and may in the future, finance such assets in a currency or currencies other than U.S. dollars.  In order to mitigate the impact to the Company, the Company may enter into derivative financial instruments, including foreign currency swaps and foreign currency forwards, to manage fluctuations in the valuation between U.S. dollars and such foreign currencies.  Foreign currency swaps involve the payment of a foreign currency at fixed interest rate on a fixed notional amount and the receipt of U.S. dollars at a fixed interest rate on a fixed notional amount.  Foreign currency forwards provide for the payment of a fixed amount of a foreign currency in exchange for a fixed amount of U.S. dollars at a date certain in the future.  The carrying value of foreign currency swaps and forwards is included in Derivative assets (liabilities), at fair value in the Consolidated Balance Sheets with changes in valuation included in Gain (loss) on derivative instruments, net in the Consolidated Statement of Operations.

Interest-Only Strips

The Company also invests in Interest-Only Strips. In determining the classification of its holdings of Interest-Only Strips, the Company evaluates the securities to determine if the nature of the cash flows has been altered from that of the underlying mortgage collateral. Generally, Interest-Only Strips for which the security represents a strip off of a mortgage pass through security will be considered a hybrid instrument classified as a MBS investment in the Consolidated Balance Sheets utilizing the fair value option. Alternatively, those Interest-Only Strips, for which the underlying mortgage collateral has been included into a structured security that alters the cash flows from the underlying mortgage collateral, are accounted for as derivatives at fair value with changes recognized in Gain (loss) on derivative instruments, net in the Consolidated Statements of Operations, along with any interest received.  The carrying value of these Interest-Only Strips is included in Mortgage-backed securities and other securities, at fair value in the Consolidated Balance Sheets.

To-Be-Announced Securities

The Company has also purchased or sold TBAs.  As of March 31, 2016 and December 31, 2015, the Company had contracts to purchase (“long position”) and sell (“short position”) TBAs on a forward basis.

Futures Contracts

The Company also enters into Eurodollar, Volatility Index and U.S. Treasury futures. As of March 31, 2016, the Company had entered into contracts to buy (“long position”) U.S. Treasuries with a notional amount of $343.1 million, a fair value in a liability position of $1.8 million and an expiration date of June 2016.  As of December 31, 2015, the Company had entered into contracts to buy (“long position”) U.S. Treasuries with a notional amount of $480.8 million, a fair value in a liability position of $635 thousand and an expiration date of March 2016.

Total Return Swap

In 2016, the Company has entered into a total return swap and in the future may continue to enter into these types of credit derivatives. This swap transfers the total return of the referenced asset, including interim cash flows and capital appreciation or depreciation from a specified price to the Company.  The total return swap has a referenced asset which is a security collateralized by residential loans with a notional of €51.0 million.  The Company receives interest from the referenced asset equal to EURIBOR plus 2.75% and is required to pay the counterparty EURIBOR plus 0.50% through June 23, 2019, with the spread decreasing to 0.25% through December 2019, with the spread further decreasing to 0% through the maturity date of the referenced asset in December 2020.  The Company was required to post $9.7 million in cash collateral which is recorded in Due from counterparties in the Consolidated Balance Sheets.

The following tables summarize the Company’s derivative instruments at March 31, 2016 and December 31, 2015 (dollars in thousands):

			March 31, 2016
Derivative Instrument	Accounting Designation	Consolidated Balance Sheets Location	Notional Amount	Fair Value, excluding accrued interest	Accrued Interest Payable (receivable)
Interest rate swaps, assets	Non-Hedge	Derivative assets, at fair value	$4,011,800	$95,426	$(11,946)
Interest rate swaptions, assets	Non-Hedge	Derivative assets, at fair value	105,000	—	—
Foreign currency swaps, asset	Non-Hedge	Derivative assets, at fair value	11,560	2,599	(83)
Foreign currency forward contracts, asset	Non-Hedge	Derivative assets, at fair value	1,622	77	—
TBA securities, assets	Non-Hedge	Derivative assets, at fair value	900,000	2,059	—
Total derivative instruments, assets				100,161	(12,029)

Interest rate swaps, liability	Non-Hedge	Derivative liability, at fair value	5,333,800	(318,645)	16,725
Futures contract, liability	Non-Hedge	Derivative liability, at fair value	343,100	(1,794)	—
Total return swaps - liability	Non-Hedge	Derivative liability, at fair value	55,764	(866)	(108)
Foreign currency forward contracts, liability	Non-Hedge	Derivative liability, at fair value	5,538	(256)	—
TBA securities, liabilities	Non-Hedge	Derivative liability, at fair value	450,000	(826)	—
Total derivative instruments, liabilities				(322,387)	16,617
Total derivative instruments				$(222,226)	$4,588

			December 31, 2015
Derivative Instrument	Accounting Designation	Consolidated Balance Sheets Location	Notional Amount	Fair Value, excluding accrued interest	Accrued Interest Payable (receivable)
Interest rate swaps, assets	Non-Hedge	Derivative assets, at fair value	$2,808,700	$9,635	$1,287
Interest rate swaptions, assets	Non-Hedge	Derivative assets, at fair value	1,105,000	1,479	—
Futures contract, asset	Non-Hedge	Derivative assets, at fair value	201,600	63	—
Foreign currency swaps, asset	Non-Hedge	Derivative assets, at fair value	25,160	7,168	(398)
Foreign currency forward contracts, asset	Non-Hedge	Derivative assets, at fair value	5,825	302	—
TBA securities, assets	Non-Hedge	Derivative assets, at fair value	1,650,000	3,268	—
Total derivative instruments, assets				21,915	889

Interest rate swaps, liability	Non-Hedge	Derivative liability, at fair value	5,631,800	(178,305)	7,875
Futures contract, liability	Non-Hedge	Derivative liability, at fair value	279,200	(698)	—
Foreign currency forward contracts, liability	Non-Hedge	Derivative liability, at fair value	7,671	(281)	—
TBA securities, liabilities	Non-Hedge	Derivative liability, at fair value	825,000	(893)	—
Total derivative instruments, liabilities				(180,177)	7,875
Total derivative instruments				$(158,262)	$8,764

Interest Rate Swaps

The following tables summarize the average fixed pay rate and average maturity for the Company’s interest rate swaps as of March 31, 2016 and December 31, 2015 (excludes interest rate swaptions) (dollars in thousands):

	March 31, 2016
Remaining Interest Rate Swap Term	Notional Amount	Fair Value – Asset (Liability), net	Average Fixed Pay Rate	Average Maturity (Years)	Forward Starting
Greater than 1 year and less than 3 years	$980,900	$(1,287)	1.1%	2.0	89.2%
Greater than 3 years and less than 5 years	2,011,200	(57,781)	1.9	4.6	33.8
Greater than 5 years	2,654,600	(255,837)	2.6	9.6	4.1
Total	$5,646,700	$(314,905)	2.1%	6.5	29.5%

	December 31, 2015
Remaining Interest Rate Swap Term	Notional Amount	Fair Value – Asset (Liability), net	Average Fixed Pay Rate	Average Maturity (Years)	Forward Starting
1 year or less	$1,286,000	$163	0.6%	0.6	—%
Greater than 1 year and less than 3 years	1,131,800	(1,450)	1.1	1.4	—
Greater than 3 years and less than 5 years	1,345,200	(22,705)	2.1	4.6	—
Greater than 5 years	2,404,600	(131,744)	2.8	10.2	29.5
Total	$6,167,600	$(155,736)	1.9%	5.4	11.5%

The Company has entered into swaps to effectively fix the interest rate (for the life of the swap); net of variable-rate payment swaps, of approximately $282.8 million of borrowings under its repurchase agreements, excluding forward starting swaps of approximately $1.7 billion.

The following tables summarize the average variable pay-rate and average maturity for the Company’s interest rate swaps as of March 31, 2016 and December 31, 2015 (excludes interest rate swaptions) (dollars in thousands):

	March 31, 2016
Remaining Interest Rate interest rate swap Term	Notional Amount	Fair Value – Asset (Liability), net	Average Variable Pay Rate	Average Maturity (Years)	Forward Starting
Greater than 3 years and less than 5 years	$1,998,600	$25,321	0.6%	4.5	—%
Greater than 5 years	1,700,300	66,365	0.6	10.5	—

Total	$3,698,900	$91,686	0.6%	7.2	—%

	December 31, 2015
Remaining Interest Rate interest rate swap Term	Notional Amount	Fair Value – Asset (Liability), net	Average Variable Pay Rate	Average Maturity (Years)	Forward Starting
Greater than 3 years and less than 5 years	$1,170,700	$(8,902)	0.4%	4.5	—%
Greater than 5 years	1,102,200	(4,032)	0.4	12.3	—

Total	$2,272,900	$(12,934)	0.4%	8.2	—%

The Company’s agreements with certain of its bilateral interest rate swap counterparties may be terminated at the option of the counterparty, and settled at fair value, if the Company does not maintain certain equity and leverage metrics.  The most restrictive of which contain provisions which become more restrictive based upon portfolio composition.  Through March 31, 2016, the Company was in compliance with the terms of such financial tests.

Interest Rate Swaptions

The following tables present information about the Company’s interest rate swaptions as of March 31, 2016 and December 31, 2015 (dollars in thousands):

	March 31, 2016
	Option		Underlying Swap
Fixed-Pay Rate for Underlying Swap	Fair Value	Weighted Average Months Until Option Expiration	Notional Amount	Weighted Average Swap Term (Years)
2.26 – 2.50%	$—	2.8	$105,000	1.0
	$—	2.8	$105,000	1.0

	December 31, 2015
	Option		Underlying Swap
Fixed-Pay Rate for Underlying Swap	Fair Value	Weighted Average Months Until Option Expiration	Notional Amount	Weighted Average Swap Term (Years)
1.76 – 2.00%	$890	2.1	$400,000	5.0
2.01 – 2.25%	129	2.1	100,000	5.0
2.26 – 2.50%	1	5.8	105,000	1.0
	$1,020	2.7	$605,000	4.3

	December 31, 2015
	Option		Underlying Swap
Variable-Pay Rate for Underlying Swap	Fair Value	Weighted Average Months Until Option Expiration	Notional Amount	Weighted Average Swap Term (Years)
1.26 – 1.50%	$459	2.1	$500,000	5.0
	$459	2.1	$500,000	5.0

Derivative Collateral

The Company has minimum collateral posting thresholds with certain of its derivative counterparties, including with its clearing broker for cleared swaps, for which it typically pledges cash.  During 2015, the Company rehypothecated some of the U.S. Treasury securities it received as incremental collateral on its repurchase borrowings, swaps and swaptions, effectively entering into repurchase agreements with such securities, in order to increase its cash position.  The maximum amount of repurchase borrowings for the rehypothecated U.S. Treasury securities was $0 and $530 thousand during the three months ended March 31, 2016 and March 31, 2015, respectively.  At March 31, 2016, no U.S. Treasury securities were rehypothecated.  As of March 31, 2016 and December 31, 2015, the Company had cash pledged as collateral for derivatives of approximately $260.9 million and approximately $211.3 million, respectively, which is reported in the Consolidated Balance Sheets as Due from counterparties. The Company held cash of approximately $3.8 million and approximately $9.4 million as collateral against derivatives at March 31, 2016 and December 31, 2015, respectively, which is reported in the Consolidated Balance Sheets as Due to counterparties.

As of March 31, 2016, the Company has swaps with two counterparties that are based in England and Switzerland, with fair values an asset position of approximately $2.7 million and with fair values in a liability position of approximately $2.4 million and notional balances of $11.6 million and $123.9 million, respectively.  As of December 31, 2015, the Company has swaps with two counterparties that are based in England and Switzerland, with fair values in an asset position of approximately $7.6 million and with fair values in a liability position of approximately $183 thousand and notional balances of $25.2 million and $123.9 million, respectively.  Included in the $260.9 million and $211.3 million pledged by the Company is cash pledged to the counterparty based in Switzerland of $3.3 million and $1.4 million at March 31, 2016 and December 31, 2015, respectively.  Included in the $3.8 million and $9.4 million received by the Company is cash posted as collateral by the counterparty based in England of approximately $2.8 million and $7.4 million at March 31, 2016 and December 31, 2015, respectively.

Foreign Currency Forwards and Swaps

The following is a summary of the Company’s foreign currency forwards at March 31, 2016 and December 31, 2015 (dollars and euros in thousands):

	March 31, 2016
Derivative Type	Notional Amount	Notional (USD Equivalent)	Maturity	Fair Value
Buy EUR/Sell USD currency forward	€1,490	$1,622	April 2016	$77
Currency forwards, assets	€1,490	$1,622	n/a	$77
Buy USD/Sell EUR currency forward	€5,083	$5,538	April 2016	$(256)
Currency forwards, liabilities	€5,083	$5,538	n/a	$(256)
Total currency forwards	€6,573	$7,160	n/a	$(179)

	December 31, 2015
Derivative Type	Notional Amount	Notional (USD Equivalent)	Maturity	Fair Value
Buy USD/Sell EUR currency forward	€5,083	5,825	January 2016	$302
Currency forwards, assets	€5,083	$5,825	n/a	$302
Buy EUR/Sell USD currency forward	€6,800	$7,671	January 2016	$(281)
Currency forwards, liabilities	€6,800	$7,671	n/a	$(281)
Total currency forwards	€11,883	$13,496	n/a	$21

The following is a summary of the Company’s foreign currency swaps with a fair value of $2.6 million and $7.2 million at March 31, 2016 and December 31, 2015, respectively (dollars and euros in thousands):

	March 31, 2016
	Date entered	Maturity	Fixed Rate	Denomination	Notional Amount
Payer	June 2014	July 2024	7.25%	EUR	8,500
Receiver	June 2014	July 2024	9.005%	USD	11,560

	December 31, 2015
	Date entered	Maturity	Fixed Rate	Denomination	Notional Amount
Payer	June 2014	July 2024	7.25%	EUR	18,500
Receiver	June 2014	July 2024	9.005%	USD	25,160

To- Be- Announced Securities

The following table presents additional information about the Company’s contracts to purchase and sell TBAs for the three months ended March 31, 2016 (dollars in thousands):

	Notional Amount as of December 31, 2015	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount as of March 31, 2016
Purchase of TBAs	$1,650,000	$2,550,000	$(3,300,000)	$900,000
Sale of TBAs	$825,000	$2,925,000	$(3,300,000)	$450,000

Gain (loss) on derivative instruments

The below tables summarize the effects of the Company’s derivative instruments, including Agency and Non-Agency Interest-Only Strips characterized as derivatives and TBAs, reported in Gain (loss) on derivative instruments, net in the Consolidated Statements of Operations for the three months ended March 31, 2016 and March 31, 2015 (dollars in thousands):

	Three months ended March 31, 2016
Description	Realized Gain (Loss), net	Contractual interest income (expense), net(1)	Return (Recovery) of Basis	Mark-to- market adjustments	Total

Interest rate swaps	$(3,605)	$(8,595)	$167	$(54,248)	$(66,281)
Interest rate swaptions	(712)	—	—	1,309	597
Agency and Non-Agency Interest-Only Strips–accounted for as derivatives	300	4,146	(3,383)	(3,679)	(2,616)
Options	4,756	—	—	—	4,756
Futures contracts	14,316	—	—	(1,159)	13,157
Foreign currency forwards	(28)	—	—	(200)	(228)
Foreign currency swaps	3,942	113	—	(4,569)	(514)
Total return swaps	8	221	—	(866)	(637)
TBAs	7,739	—	—	(1,143)	6,596
Total	$26,716	$(4,115)	$(3,216)	$(64,555)	$(45,170)

	Three months ended March 31, 2015
Description	Realized Gain (Loss), net	Contractual interest income (expense), net(1)	Return (Recovery) of Basis	Mark-to- market adjustments	Total

Interest rate swaps	$(1,049)	$(1,784)	$371	$(53,205)	$(55,667)
Interest rate swaptions	713	—	—	(873)	(160)
Agency and Non-Agency Interest-Only Strips–accounted for as derivatives	(2)	5,654	(4,478)	(2,395)	(1,221)
Futures contracts	—	—	—	(74)	(74)
Foreign currency forwards	646	—	—	(1,195)	(549)
Foreign currency swaps	—	216	—	4,356	4,572
TBAs	7,448	—	—	(2,651)	4,797
Total	$7,756	$4,086	$(4,107)	$(56,037)	$(48,302)

(1)         Contractual interest income (expense), net on derivative instruments includes interest settlement paid or received.

Note 9 — Offsetting Assets and Liabilities

The following tables present information about certain assets and liabilities that are subject to master netting agreements (or similar agreements) and can potentially be offset on the Company’s Consolidated Balance Sheets at March 31, 2016 and December 31, 2015:

Offsetting of Derivative Assets and Reverse Repurchase Agreements As of March 31, 2016

	Gross	Gross Amounts Offset in the	Net Amounts of Assets presented in the	Gross Amounts Not Offset in the Consolidated Balance Sheets
$s in thousands Description	Amounts of Recognized Assets	Consolidated Balance Sheets	Consolidated Balance Sheets	Financial Instruments (1)	Cash Collateral Received	Net Amount
Agency and Non-Agency Interest-Only Strips, accounted for as derivatives included in MBS	$48,995	$—	$48,995	$(44,375)	$—	$4,620
Derivative asset, at fair value(2)	100,161	—	100,161	(96,330)	(2,909)	922
Receivable under reverse repurchase agreements	9,307	—	9,307	(9,307)	—	—
Total	$158,463	$—	$158,463	$(150,012)	$(2,909)	$5,542

Offsetting of Derivative Liabilities and Repurchase Agreements As of March 31, 2016

	Gross	Gross Amounts Offset in the	Net Amounts of Liabilities presented in the	Gross Amounts Not Offset in the Consolidated Balance Sheets
$s in thousands Description	Amounts of Recognized Liabilities	Consolidated Balance Sheets	Consolidated Balance Sheets	Financial Instruments (1)	Cash Collateral Pledged(1)	Net Amount
Derivative liability, at fair value(2)(3)	$322,387	$—	$322,387	$(96,330)	$(225,877)	$180
Repurchase Agreements(4)	2,403,129	—	2,403,129	(2,403,129)	—	—
	$2,725,516	$—	$2,725,516	$(2,499,459)	$(225,877)	$180

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

(2)     Derivative asset, at fair value and Derivative liability, at fair value includes interest rate swaps, interest rate swaptions, mortgage put options, currency forwards, futures contracts, foreign currency swaps, total return swaps and TBAs.

(3)     Cash collateral pledged against the Company’s derivative counterparties was approximately $260.9 million as of March 31, 2016.

(4)     The fair value of investments pledged against the Company’s repurchase agreements was approximately $2.8 billion as of March 31, 2016.

Offsetting of Derivative Assets As of December 31, 2015

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

(2)     Derivative asset, at fair value and Derivative liability, at fair value includes interest rate swaps, interest rate swaptions, mortgage put options, currency forwards, futures contracts, foreign currency swaps and TBAs.

(3)     Cash collateral pledged against the Company’s derivative counterparties was approximately $211.3 million as of December 31, 2015.

(4)     The fair value of investments pledged against the Company’s repurchase agreements was approximately $3.0 billion as of December 31, 2015.

Certain of the Company’s repurchase agreement and derivative transactions are governed by underlying agreements that generally provide for a right of setoff in the event of default or in the event of a bankruptcy of either party to the transaction.

Note 10 — Related Party Transactions

Management Agreement

In connection with the Company’s IPO in May 2012, the Company entered into a management agreement (the “Management Agreement”) with the Manager, which describes the services to be provided by the Manager and compensation for such services.  The Manager is responsible for managing the Company’s operations, including: (i) performing all of its day-to-day functions; (ii) determining investment criteria in conjunction with the Board of Directors; (iii) sourcing, analyzing and executing investments, asset sales and financings; (iv) performing asset management duties; and (v) performing financial and accounting management, subject to the direction and oversight of the Company’s Board of Directors. Pursuant to the terms of the Management Agreement, the Manager is paid a management fee equal to 1.50% per annum of the Company’s stockholders’ equity (as defined in the Management Agreement), calculated and payable (in cash) quarterly in arrears. For purposes of calculating the management fee, “stockholders’ equity” means the sum of the net proceeds from any issuances of the Company’s equity securities since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus retained earnings, calculated in accordance with GAAP, at the end of the most recently completed fiscal quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less any amount paid for repurchases of the Company’s shares of common stock, excluding any unrealized gains, losses or other non-cash items, including OTTI charges; unrealized gain (loss), net; and the non-cash portion of gain (loss) on derivative instruments, that have impacted stockholder’s equity as reported in the Company’s consolidated financial statements prepared in accordance with GAAP, regardless of whether such items are included in other comprehensive income or loss, or in net income, and excluding one-time events pursuant to changes in GAAP and certain other non-cash charges after discussions between the Manager and the Company’s independent directors and after approval by a majority of the Company’s independent directors. However, if the Company’s stockholders’ equity for any given quarter is negative based on the calculation described above, the Manager will not be entitled to receive any management fee for that quarter.

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

The Management Agreement may be amended, supplemented or modified by agreement between the Company and the Manager. The Management Agreement expires on May 16, 2017.  It is automatically renewed for one-year terms on each May 15th unless previously terminated as described below. The Company’s independent directors review the Manager’s performance and any fees payable to the Manager annually and, the Management Agreement may be terminated annually upon the affirmative vote of at least two-thirds (2/3) of the Company’s independent directors, based upon: (i) the Manager’s unsatisfactory performance that is materially detrimental to the Company; or (ii) the Company’s determination that any fees payable to the Manager are not fair, subject to the Manager’s right to prevent such termination due to unfair fees by accepting a reduction of management fees agreed to by at least two-thirds (2/3) of the Company’s independent directors. The Company will provide the Manager 180 days prior notice of any such termination. Unless terminated for cause, the Company will pay the Manager a termination fee equal to three times the average annual management fee earned by the Manager during the prior 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination.

The Company may also terminate the Management Agreement at any time, without the payment of any termination fee, with 30 days prior written notice from the Company’s Board of Directors for cause, which will be determined by at least two-thirds (2/3) of the Company’s independent directors, which is defined as: (i) the Manager’s continued material breach of any provision of the Management Agreement (including the Manager’s failure to comply with the Company’s investment guidelines); (ii) the Manager’s fraud, misappropriation of funds, or embezzlement against the Company; (iii) the Manager’s gross negligence in the performance of its duties under the Management Agreement; (iv) the occurrence of certain events with respect to the bankruptcy or insolvency of the Manager, including an order for relief in an involuntary bankruptcy case or the Manager authorizing or filing a voluntary bankruptcy petition; (v) the Manager is convicted (including a plea of nolo contendere) of a felony; or (vi) the dissolution of the Manager.

For the three months ended March 31, 2016 and March 31, 2015, the Company incurred approximately $2.8 million and approximately $2.7 million in management fees, respectively.

In addition to the management fee, the Company is also responsible for reimbursing the Manager for certain expenses paid by the Manager on behalf of the Company as defined in the Management Agreement.  For the three months ended March 31, 2016 and March 31, 2015, the Company recorded expenses included in general and administrative expense totaling approximately $72 thousand and approximately $137 thousand, respectively, related to reimbursable employee costs.  Any such expenses incurred by the Manager and reimbursed by the Company, including the employee compensation expense, are typically included in the Company’s general and administrative expense on its Consolidated Statements of Operations, or may be reflected in the Consolidated Balance Sheets and associated Consolidated Statement of Changes in Stockholders’ Equity, based on the nature of the item.  At March 31, 2016 and December 31, 2015, approximately $2.8 million and approximately $2.7 million, respectively for management fees incurred but not yet paid was included in Payable to related party in the Consolidated Balance Sheets.  In addition, at March 31, 2016 and December 31, 2015, approximately $349 thousand and approximately $277 thousand, respectively of reimbursable costs incurred but not yet paid was included in Payable to related party in the Consolidated Balance Sheets.

Securitized debt

At March 31, 2016, the Company had securitized debt related to the consolidated VIEs, with a balance of $11.0 million (and a fair value of $10.4 million) which was held by an affiliate.  The securitized debt of the VIEs can only be settled with the commercial loans that serve as collateral of the VIE and has non-recourse to the Company.

Note 11 — Share-Based Payments

In conjunction with the Company’s IPO and concurrent private placement, the Company’s Board of Directors approved the Western Asset Mortgage Capital Corporation Equity Plan (the “Equity Plan”) and the Western Asset Manager Equity Plan (the “Manager Equity Plan” and collectively the “Equity Incentive Plans”). The Equity Incentive Plans include provisions for grants of restricted common stock and other equity-based awards to the Manager, its employees and employees of its affiliates and to the Company’s directors, officers and employees. The Company can issue up to 3.0% of the total number of issued and outstanding shares of its common stock (on a fully diluted basis) at the time of each award (other than any shares previously issued or subject to awards made pursuant to one of the Company’s Equity Incentive Plans) under these Equity Incentive Plans. At May 15, 2012, there were 308,335 shares of common stock initially reserved for issuance under the Equity Incentive Plans. Upon the completion of the October 3, 2012 follow-on common stock offering, the stock portion of the Company’s dividend declared December 19, 2013, and the April 9, 2014 follow-on offering (which includes the partial exercise of the greenshoe on May 7, 2014) and private placement of common stock, the number of shares of common stock available for issuance under the Equity Incentive Plans increased to 1,237,711, inclusive of 664,838 shares of restricted stock granted and 24,276 shares of restricted stock issued as a result of the stock portion of the dividend declared on December 19, 2013 and restricted stock attributed to dividends on restricted stock under the Director Deferred Fee Plan. As of March 31, 2016, 548,597 shares remained available for issuance under the Equity Incentive Plans.

The Company made the following grants under the Equity Plan for the three months ended March 31, 2016 and the year ended December 31, 2015:

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

On December 8, 2015 the Company’s chief financial officer passed away and the board of directors approved the accelerated vesting of 13,980 shares of restricted common stock.

During the three months ended March 31, 2016 and March 31, 2015, 188,184 and 134,263 restricted common shares vested, respectively, including shares whose issuance has been deferred under the Director Deferred Fee Plan. The Company recognized stock-based compensation expense of approximately $572 thousand and approximately $679 thousand for the three months ended March 31, 2016 and March 31, 2015, respectively. In addition, the Company had unamortized compensation expense of $27 thousand for equity awards and approximately $1.9 million for liability awards and $67 thousand for equity awards and approximately $2.4 million for liability awards at March 31, 2016 and December 31, 2015, respectively.

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

The following is a summary of restricted common stock vesting dates as of March 31, 2016 and December 31, 2015, including shares whose issuance has been deferred under the Director Deferred Fee Plan:

	March 31, 2016	December 31, 2015
Vesting Date	Shares Vesting	Shares Vesting
March 2016	—	188,184
June 2016	12,248	11,528
March 2017	133,334	133,334
March 2018	66,667	66,667
	212,249	399,713

The following table presents information with respect to the Company’s restricted stock for the three months ended March 31, 2016 including shares whose issuance has been deferred under the Director Deferred Fee Plan:

	Shares of Restricted Stock	Weighted Average Grant Date Fair Value (1)
Outstanding at beginning of period	688,394	$17.39
Granted (2)	720	9.31
Cancelled/forfeited	—	—
Outstanding at end of period	689,114	$17.38
Unvested at end of period	212,249	$15.38

(1)         The grant date fair value of restricted stock awards is based on the closing market price of the Company’s common stock at the grant date.

(2)         Included in Granted are restricted stock attributed to dividends on restricted stock under the Director Deferred Fee Plan of 720 shares.

Note 12 — Stockholders’ Equity

Warrants

On May 9, 2012, the Company entered into agreements with certain institutional investors to sell 2,231,787 warrant units. Each warrant unit consists of one share of the Company’s common stock and a warrant to purchase 0.5 of a share of the Company’s common stock, subject to adjustment. As of March 31, 2016, the adjusted exercise price of the warrants was $16.70 and there were a total of 1,232,916 warrant shares purchasable. The warrants expire on May 15, 2019.

Share Repurchase Program

On February 25, 2016, the Board of Directors of the Company reauthorized its repurchase program of up to 2,050,000 shares of its common stock through December 31, 2017.  The original authorization expired on December 31, 2015. Purchases made pursuant to the program will be made in the open market, in privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rules 10b5-1 and 10b-18 of the Securities and Exchange Commission. The authorization does not obligate the Company to acquire any particular amount of common shares and the program may be suspended or discontinued at the Company’s discretion without prior notice. The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors.  The Company has not repurchased any shares of common stock pursuant to the authorization as of March 31, 2016.

Dividends

The following table presents cash dividends declared and paid by the Company on its common stock:

Declaration Date	Record Date	Payment Date	Amount per Share		Tax Characterization

2016
March 24, 2016	April 4, 2016	April 26, 2016	$0.45		Not yet determined

2015
December 17, 2015	December 28, 2015	January 26, 2016	$0.58		Ordinary income
September 24, 2015	October 5, 2015	October 27, 2015	$0.60		Ordinary income
June 18, 2015	June 29, 2015	July 28, 2015	$0.64		Ordinary income
March 26, 2015	April 6, 2015	April 28, 2015	$0.67		Ordinary income

2014
December 18, 2014	December 29, 2014	January 27, 2015	$0.70		Ordinary income
September 23, 2014	October 3, 2014	October 28, 2014	$0.70		Ordinary income
June 19, 2014	June 30, 2014	July 29, 2014	$0.67		Ordinary income
March 20, 2014	March 31, 2014	April 29, 2014	$0.67		Ordinary income

2013
April 1, 2013	April 12, 2013	April 30, 2013	$0.95		Ordinary income
June 20, 2013	July 1, 2013	July 29, 2013	$0.90		Ordinary income
September 19, 2013	September 30, 2013	October 29, 2013	$0.90		Ordinary income
December 19, 2013	December 30, 2013	January 28, 2014	$2.35	(1)	Ordinary income

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

Note 13 — Net Income (Loss) per Common Share

The table below presents basic and diluted net income (loss) per share of common stock using the two-class method for the three months ended March 31, 2016 and March 31, 2015 (dollars, other than shares and per share amounts, in thousands):

	For the three months ended March 31, 2016	For the three months ended March 31, 2015
Numerator:
Net income (loss) attributable to common stockholders and participating securities for basic and diluted earnings per share	$(36,304)	$14,146
Less:
Dividends and undistributed earnings allocated to participating securities	159	259
Net income (loss) allocable to common stockholders — basic and diluted	$(36,463)	$13,887

Denominator:
Weighted average common shares outstanding for basic earnings per share	41,595,723	41,417,932
Weighted average diluted shares outstanding (warrants)	—	—
Weighted average common shares outstanding for diluted earnings per share	41,595,723	41,417,932
Basic earnings per common share	$(0.88)	$0.34
Diluted earnings per common share	$(0.88)	$0.34

For the three months ended March 31, 2016 and March 31, 2015, the Company excluded the effects of the warrants from the computation of diluted earnings per share since the average market value per share of the Company’s common stock was below the exercise price of the warrants.

Note 14 — Income Taxes

As a REIT, the Company is not subject to federal income tax to the extent that it makes qualifying distributions to its stockholders and satisfies on a continuing basis, through actual investment and operating results, the REIT requirements including certain asset, income and stock ownership tests.

Based on the Company’s analysis of any potential uncertain income tax positions, the Company concluded that it does not have any uncertain tax positions that meet the recognition or measurement criteria as of March 31, 2016.  The Company files U.S. federal and state income tax returns.  As of March 31, 2016, tax returns filed by the Company for 2014, 2013 and 2012 are open for examination pursuant to relevant statutes of limitation. In the event that the Company incurs income tax related interest and penalties, the Company’s policy is to classify them as a component of its provision for income taxes.

Subject to the limitation under the REIT asset test rules, the Company is permitted to own up to 100% of the stock of one or more TRS. Currently, the Company owns one TRS that is taxable as a corporation and is subject to federal, state and local income tax on its net income at the applicable corporate rates. The TRS, which was formed in Delaware on July 28, 2014, is a limited liability company and a wholly-owned subsidiary of the Company. As of March 31, 2016, the cumulative taxable loss of the TRS was de-minimis. As there can be no certainty that the TRS will have taxable income in the future, no tax benefit was included in these consolidated financial statements.

Note 15 — Contingencies

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. Management is not aware of any material contingencies at March 31, 2016.

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

The forward-looking statements are based on the Company’s beliefs, assumptions and expectations of its future performance, taking into account all information currently available to it.  Forward-looking statements are not predictions of future events.  These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to the Company.  Some of these factors, are described in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s annual report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission (“SEC”) on March 11, 2016. These and other risks, uncertainties and factors, including those described in the annual, quarterly and current reports that the Company files with the SEC, could cause its actual results to differ materially from those included in any forward-looking statements the Company makes.  All forward-looking statements speak only as of the date they are made.  New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect the Company.  Except as required by law, the Company is not obligated to, and does not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

Western Asset Mortgage Capital Corporation and Subsidiaries (the “Company” unless otherwise indicated or except where the context otherwise requires “we”, “us” or “our”) is a Delaware corporation commencing operations in May 2012, focused on investing in, financing and managing a diversified portfolio of real estate related securities, whole-loans and other financial assets.  Our investment strategy is based on Western Asset Management Company’s (our “Manager”) perspective of which mix of portfolio assets it believes provides us with the best risk-reward opportunities at any given time.  Our Manager will vary the allocation among various asset classes subject to maintaining our qualification as a REIT under the federal tax law and maintaining our exemption from the 1940 Act.  These restrictions limit our ability to invest in non-real estate assets and/or assets which are not secured by real estate.

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

At March 31, 2016, our investment portfolio was comprised of approximately $1.7 billion of Agency RMBS (including approximately $67.8 million of Agency Interest-Only Strips), approximately $442.8 million of Non-Agency RMBS (including approximately $88.5 million of Non-Agency Interest-Only Strips), approximately $28.2 million of Agency CMBS (including approximately $11.5 million of Agency CMBS Interest-Only Strips), approximately $405.5 million of Non-Agency CMBS, approximately $48.0 million of other securities and approximately $201.3 million of Residential Whole-Loans.  In addition, we acquired a $14.0 million controlling financial interest in a CMBS trust, which resulted in the consolidation of the assets and liabilities of the trust.  As a result of the consolidation of the CMBS trust, our holdings included a $13.3 million securitized commercial loan.

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

As of March 31, 2016, we had entered into master repurchase agreements or MRAs with 27 counterparties. As of March 31, 2016, we had approximately $2.4 billion of borrowings outstanding under our repurchase agreements collateralized by approximately $2.8 billion of our investments.  We have entered into approximately $282.8 million of interest rate swaps to effectively fix the interest rate of our borrowings under our repurchase agreements; net of variable-rate payment interest rate swaps of approximately $3.7 billion, and excluding forward starting interest rate swaps of approximately $1.7 billion. In addition, as of March 31, 2016, we also owned swaptions on approximately an incremental $105.0 million notional of interest rate swaps.  As of March 31, 2016, our aggregate debt-to-equity ratio was approximately 5.3 to 1. Our debt-to-equity ratio is computed by dividing the sum of our borrowings under repurchase agreements by total stockholders’ equity. The debt to equity ratio, it is not a comprehensive statement of overall investment portfolio leverage which is affected by any leverage embedded in TBAs and derivative instruments.

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

Our net interest income varies primarily as a result of changes in market interest rates and constant prepayment rates (or “CPR”) on our RMBS. The CPR measures the amount of unscheduled principal prepayments on RMBS as a percentage of the principal balance, and includes the conditional repayment rate (or “CRR”), which measures voluntary prepayments of mortgages collateralizing a particular RMBS and conditional default rates (or “CDR”), which measures involuntary prepayments resulting from defaults of the underlying mortgage loans. CPRs vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty. In addition, our borrowing costs and available credit are further affected by the collateral pledged and general conditions in the credit market.  Interest income on our Non-Agency RMBS is recorded using an effective yield, which reflects an estimate of expected cash flows for each security.  In forecasting cash flows on our Non-Agency RMBS, we make certain assumptions about the underlying mortgage loans which include, but are not limited to, future interest rates, voluntary prepayment rates, default rates, modifications and loss severities. To the extent that our current assessment of future performance differs from our prior assessment, such changes are either reflected in the current period as other-than-temporary impairment or in the income recognized on such securities prospectively. Credit losses greater than those anticipated, or in excess of purchase discount on a given security, could have a material adverse impact on our operating results.

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

The first quarter was extremely challenging and volatile for the credit markets, resulting in a disappointing first quarter of 2016 for credit sensitive securities. The markets experienced a downturn in January and February as concerns surrounding global economic conditions and commodity prices exerted pressure on mortgage and asset backed securities, resulting in credit spreads widening during the quarter.  The wider spreads on our investments combined with higher hedging costs were a driving factor in the further decline in our book value.  We believe the spread widening in credit sensitive securities that negatively impacted our performance during the first quarter were more technical in nature and not driven by any fundamental deterioration in the fundamentals of the U.S real estate markets.  Consumer mortgage credit continued to show stable to modest improvement in borrower performance.  Home prices also continued to modestly rise and consumer appetite for housing continued to remain stable with expanding mortgage credit availability.

At the two-day meeting Federal Open Market Committee or FOMC meeting that ended on April 27, 2016, the Federal Reserve decided to maintain its target range of 0.25% to 0.5%, which was expected.  The Federal Reserve cited slowdown in the U.S. economy as the primary reason for not raising the rates.  While Wall Street is skeptical the Federal Reserve will raise rates at all in 2016, we believe the size of future rate hikes and the pace will be modest and slow.

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

Our target assets are Agency RMBS (including to-be-announced securities or TBAs) and Non-Agency RMBS, Agency CMBS, Non-Agency CMBS, Non U.S. CMBS, ABS, Whole-Loans and Whole-Loan securities.  In 2016, under current market conditions, we expect to continue to deploy an increasing portion of our capital to expand our investments in Non-Agency RMBS, Non-Agency CMBS, Whole-Loans and Whole-Loan securities as well as Non U.S. CMBS with the intention of shifting our investments towards a more diversified credit sensitive portfolio.  We do not have specific investment guidelines providing for precise minimum or maximum allocations to any sector other than those necessary for maintaining our qualification as a REIT and our exemption from the 1940 Act.  These regulatory limits restrict our ability to shift away from Agency securities and diversify the portfolio as certain MBS securities that do not qualify as real estate assets.  Our Manager has not and does not expect to purchase securities on our behalf with a view to selling them shortly after purchase.  However, in order to maximize returns and manage portfolio risk while remaining opportunistic, we may dispose of securities earlier than anticipated or hold securities longer than anticipated depending upon prevailing market conditions, credit performance, availability of leverage or other factors regarding a particular asset and/or our capital position.

As of March 31, 2016, the fair value of our investment portfolio, excluding the securitized commercial loan from a consolidated VIE, was comprised of 59.8% of Agency RMBS, 15.8% of Non-Agency RMBS, 1.0% of Agency CMBS, 14.5% of Non-Agency CMBS, 1.7% of other securities and 7.2% of Residential Whole-Loans.

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

Residential Whole-Loans. —Residential Whole-Loans are mortgages secured by single family residences held directly by us or through structured Non Agency RMBS programs crafted specifically for us and other clients of our Manager.  To date our Residential Whole-Loans have been mostly adjustable rate loans that do not qualify for the Consumer Finance Protection Bureau’s (or CFPB) safe harbor provision for “qualifying mortgages”. However, our Manager’s review, relating to possible purchases of loans, includes an analysis of the loan originator’s procedures and documentation for compliance with Ability to Repay requirements.  These loans are held in consolidated trusts with the Company holding the beneficial interest in the trusts.  The Company may in the future securitize the whole-loan interests, selling more senior interests in the pool of loans and retaining residual portions.  The characteristics of the Company’s Residential Whole-Loans may vary going forward.

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

We primarily finance our investments through repurchase agreements for which we pledge our assets. Our pledged assets are currently comprised of Agency RMBS, Non-Agency RMBS, Agency CMBS, Non-Agency CMBS, other securities and Residential Whole-Loans.  Our repurchase agreements have maturities generally ranging from one to three months, but in some cases longer. The amount borrowed under our repurchase agreements is a specified percentage of the asset’s fair value, which is dependent on the collateral type.  The portion of the pledged collateral held by the counterparty in excess of the amount borrowed under the repurchase agreement is the margin requirement for that borrowing.  Repurchase agreements involve the transfer of the pledged collateral to a counterparty at an agreed upon price in exchange for such counterparty’s simultaneous agreement to return the same security back to the borrower at a future date (i.e., the maturity of the borrowing). Under our repurchase agreements, we retain beneficial ownership of the pledged collateral, while the counterparty maintains custody of such collateral.  At the maturity of a repurchase financing, unless the repurchase financing is renewed with the same counterparty, we are required to repay the loan, including any accrued interest, and concurrently reacquire custody of the pledged collateral or, with the consent of the counterparty, we may renew the repurchase financing at the then prevailing market interest rate and terms.  Margin calls from counterparties are routinely experienced by us when the fair value of our existing pledged collateral declines as a result of principal amortization and prepayments or due to changes in market interest rates, spreads or other market conditions.  As a result, the counterparty will require that we pledge additional securities and/or cash as collateral to secure our borrowings under repurchase financing.  In certain circumstances, we also may make margin calls on our counterparties when collateral values increase.  As of March 31 2016, we had $19.5 million of cash collateral held by our repurchase agreement counterparties and we have satisfied all of our margin calls.

We expect to maintain a debt to equity ratio of three to ten times the amount of our stockholders’ equity, although there is no stated minimum or maximum leverage in our investment policies. To the extent the Agency MBS percentage of our portfolio decreases, our overall leverage is likely to decrease.  Depending on the different cost of borrowing funds at different maturities, we will vary the maturities of our borrowed funds to attempt to produce lower borrowing costs and reduce interest rate risk. Generally, we enter into collateralized borrowings only with institutions that are rated investment grade by at least one nationally-recognized statistical rating organization.  We rely on financing to acquire, on a leveraged basis, assets in which we invest. If market conditions deteriorate, our counterparties may exit the repurchase market, and tighten lending standards, or increase the amount of equity capital required to obtain financing thereby making it more difficult and costly for us to obtain financing. In the future, we may be limited or restricted in the amount of leverage we may employ by the terms and provisions of any financing or other agreements.

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

Our hedging activity varies in scope based on the level and volatility of interest rates, the type of assets held, including currency denomination and other changing market conditions.  The majority of swaps we entered into are designed to mitigate the effects of increases in interest rates under a portion of our repurchase agreements.  These swaps generally provide for fixed interest rates indexed off of the London interbank offered rate or LIBOR and effectively fix the floating interest rates.  Notwithstanding the foregoing, in order to manage our hedge position with regard to our liabilities, we on occasion will enter into interest rate swaps which involve the receipt of fixed-rate amounts from counterparty in exchange for us making variable-rate payments over the life of the interest rate swap without exchange of the underlying notional amount.  We also enter into compression trades that enable us to terminate substantial amounts of swap contracts before they expire by their terms, when there has been substantial two-way (pay and receive) swap activity.  These “compression trades” reduce the number of interest rate swaps outstanding.  In addition to simplifying, our balance sheet, by reducing the number of interest rate swaps outstanding, we are frequently able to reduce the amount of margin required to carry such positions.

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

Critical Accounting Policies

The consolidated financial statements include our accounts, those of our consolidated subsidiary, our wholly-owned TRS and certain variable interest entities (“VIEs”) in which we are the primary beneficiary.  All intercompany amounts have been eliminated in consolidation.  In accordance with GAAP, our consolidated financial statements require the use of estimates and assumptions that involve the exercise of judgment and use of assumptions as to future uncertainties.  In accordance with SEC guidance, the following discussion addresses the accounting policies that we currently apply. Our most critical accounting policies will involve decisions and assessments that could affect our reported assets and liabilities, as well as our reported revenues and expenses. We believe that all of the decisions and assessments upon which our consolidated financial statements have been based were reasonable at the time made and based upon information available to us at that time. We have identified what we believe will be our most critical accounting policies to be the following:

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

We perform quarterly reviews of the independent third party pricing data which may consist of a review of the daily change in the prices provided by the independent pricing vendor that exceed established tolerances or comparisons to executed transaction prices, utilizing our Manager’s pricing group.  Our Manager’s pricing group corroborates the price differences or changes in price by comparing the vendor price to alternate sources including other independent pricing services or broker quotations.  If the price change or difference cannot be corroborated, the Manager’s pricing group consults with the portfolio management team for market color in reviewing such pricing data as warranted.  To the extent that our Manager has information, typically in the form of broker quotations that would indicate that a price received from the independent pricing service is outside of a tolerance range, our Manager generally challenges the independent pricing service price.

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

We assess our Agency MBS, Non-Agency MBS and other securities, excluding Interest-Only Strips, rated AA and higher at the time of purchase, for other-than-temporary impairment on at least a quarterly basis. When the fair value of an investment is less than its amortized cost at the balance sheet date of the reporting period for which impairment is assessed, the impairment is designated as either “temporary” or “other-than-temporary.” In deciding on whether or not a security is other-than-temporarily impaired, we consider several factors, including the nature of the investment, communications (if any) from the securitization trustee regarding the credit quality of the security, the severity and duration of the impairment, the cause of the impairment, and our intent not to sell the security and whether it is more likely than not that we will not be required to sell the security until recovery of its amortized cost basis.  An other-than-temporary impairment (“OTTI”) is deemed to have occurred when there is an adverse change in the expected cash flows (principal or interest) to be received and the fair value of the security is less than its carrying amount. In determining whether an adverse change in cash flows occurred, the present value of the remaining cash flows, as estimated at the initial transaction date (or the last date previously revised), is compared to the present value of the expected cash flows at the current reporting date.  The estimated cash flows reflect those a “market participant” would use and are discounted at a rate equal to the current yield used to accrete interest income.  These adjustments are reflected in our Consolidated Statement of Operations.

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

In addition, an other-than-temporary impairment is deemed to have occurred when there is an adverse change in the expected cash flows (principal or interest) to be received and the fair value of the security is less than its carrying amount. In determining whether an adverse change in cash flows occurred, the present value of the remaining cash flows, as estimated at the initial transaction date (or the last date previously revised), is compared to the present value of the expected cash flows at the current reporting date.  The estimated cash flows reflect those a “market participant” would use and are discounted at a rate equal to the current yield used to accrete interest income. These adjustments are reflected in our Consolidated Statements of Operations.

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

Variable Interest Entities (“VIEs”)

VIEs are defined as entities that by design either lack sufficient equity for the entity to finance its activities without additional subordinated financial support or are unable to direct the entity’s activities or are not exposed to the entity’s losses or entitled to its residual returns. We evaluate all of our interests in VIEs for consolidation. When the interests are determined to be variable interests, we assess whether we are deemed the primary beneficiary. The primary beneficiary of a VIE is determined to be the party that has both the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE.

To assess whether we have the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance, we consider all facts and circumstances, including its role in establishing the VIE and our ongoing rights and responsibilities. This assessment includes first, identifying the activities that most significantly impact the VIE’s economic performance; and second, identifying which party, if any, has power over those activities. In general, the parties that make the most significant decisions affecting the VIE or have the right to unilaterally remove those decision makers is deemed to have the power to direct the activities of a VIE.

To assess whether we have the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE, we consider all of its economic interests. This assessment requires that we apply judgment in determining whether these interests, in the aggregate, are considered potentially significant to the VIE. Factors considered in assessing significance include: the design of the VIE, including its capitalization structure; subordination of interests; payment priority; relative share of interests held across various classes within the VIE’s capital structure; and the reasons why the interests are held by us.

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

In instances when we are required to consolidate a VIE that is determined to be a qualifying collateralized financing entity, under GAAP, we will measure both the financial assets and financial liabilities of the VIE using the fair value of either the VIE’s financial assets or financial liabilities, whichever is more observable.

Ongoing assessments of whether an enterprise is the primary beneficiary of a VIE is required.

Derivatives and hedging activities

Subject to maintaining our qualification as a REIT for U.S. federal income tax purposes, we utilize derivative financial instruments, including interest rate swaps, interest rate swaptions, mortgage put options, currency forwards, futures contracts, total return swaps, TBAs and Agency and Non-Agency Interest-Only Strips to hedge the interest rate and currency risk associated with our portfolio and related borrowings. We have also entered into credit derivatives such as total return swaps. The total return swap will allow us to receive the total economic return on a referenced asset without actually buying the asset. Derivatives, subject to REIT requirements, are used for hedging purposes rather than speculation. We determine their fair value of our derivative positions and obtain quotations from third parties, including the Chicago Mercantile Exchange or CME, to facilitate the process of determining such fair values. If our hedging activities do not achieve the desired results, reported earnings may be adversely affected.

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

We evaluate the terms and conditions of our holdings of Agency and Non-Agency Interest-Only Strips, interest rate swaptions, currency forwards, futures contracts, total return swaps and TBAs to determine if these instruments have the characteristics of an investment or should be considered a derivative under GAAP.  In determining the classification of our holdings of Interest-Only Strips, we evaluate the securities to determine if the nature of the cash flows has been altered from that of the underlying mortgage collateral. Generally, Interest-Only Strips for which the security represents a strip off of a mortgage pass through security will be considered a hybrid instrument classified as a MBS investment on our Consolidated Balance Sheets utilizing the fair value option. Alternatively, those Interest-Only Strips, for which the underlying mortgage collateral has been included into a structured security that alters the cash flows from the underlying mortgage collateral, are accounted for as derivatives at fair value. Accordingly, Agency and Non-Agency Interest-Only Strips, interest rate swaptions, currency forwards, futures contracts, total return swaps and TBAs having the characteristics of derivatives are accounted for at fair value with such changes recognized in Gain (loss) on derivative instruments, net in our Consolidated Statements of Operations, along with any interest earned or paid (including accrued amounts). The carrying value of the Agency and Non-Agency Interest-Only Strips, accounted for as derivatives, is included in Mortgage-backed securities in the Consolidated Balance Sheets.  The carrying value of interest rate swaptions, currency forwards, futures contracts, total return swaps and TBAs is included in Derivative assets or Derivative liabilities in the Consolidated Balance Sheets.

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

In March 2016, the Financial Accounting Standards Board issued guidance that changes the accounting for certain aspects of share-based payments to employees. The guidance requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid in capital pools. The guidance also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis.  For a public company, the standard is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period.  For all other entities, the standard is effective for annual reporting periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018.  Early adoption is permitted for any entity in any interim or annual period.  We are currently assessing the impact this guidance will have on our consolidated financial statements.

Investments

Our Current Investment Portfolio

The following table presents certain information about our investment portfolio at March 31, 2016 (dollars in thousands):

	Principal Balance	Unamortized Premium (Discount)	Discount Designated as Credit Reserve and OTTI	Amortized Cost	Unrealized Gain (Loss)	Fair Value	Net Weighted Average Coupon (1)
Agency RMBS
20-Year mortgage
Coupon Rate:
3.50%	141,528	7,537	—	149,065	1,139	150,204	3.5%
4.00%	409,710	22,349	—	432,059	10,310	442,369	4.0%
	551,238	29,886	—	581,124	11,449	592,573	3.9%
30-Year mortgage
Coupon Rate:
3.50%	232,281	12,282	—	244,563	(562)	244,001	3.5%
4.00%	276,345	23,522	—	299,867	(587)	299,280	4.0%
4.50%	356,729	25,489	—	382,218	12,808	395,026	4.5%
5.00%	56,544	6,893	—	63,437	726	64,163	5.0%
5.50%	2,674	402	—	3,076	(77)	2,999	5.5%
6.00%	2,564	290	—	2,854	113	2,967	6.0%
	927,137	68,878	—	996,015	12,421	1,008,436	4.1%

Agency RMBS IOs and IIOs(2)	N/A	N/A	—	32,264	407	32,671	2.8%
Agency RMBS IOs and IIOs accounted for as derivatives (2)(3)	N/A	N/A	N/A	N/A	N/A	35,165	3.5%
	N/A	N/A	—	32,264	407	67,836	3.2%

Agency CMBS	17,478	—	—	17,478	(747)	16,731	5.1%
Agency CMBS Interest-Only Strips(2)	N/A	N/A	N/A	1,486	166	1,652	4.6%
Agency CMBS IOs and IIOs accounted for as derivatives (2)(3)	N/A	N/A	N/A	N/A	N/A	9,848	0.7%
	17,478	—	—	18,964	(581)	28,231	1.5%

Non-Agency RMBS	482,117	(26,376)	(106,562)	349,179	5,120	354,299	3.8%
Non-Agency RMBS IOs and IIOs(2)	N/A	N/A	N/A	63,580	20,961	84,541	5.9%
Non-Agency RMBS IOs and IIOs accounted for as derivatives (2)(3)	N/A	N/A	N/A	N/A	N/A	3,982	4.9%
	482,117	(26,376)	(106,562)	412,759	26,081	442,822	4.6%

Non-Agency CMBS, including Non U.S.	520,842	(73,237)	(9,585)	438,020	(32,499)	405,521	5.0%
Other securities(4)	30,897	(876)	(1,943)	50,031	(2,032)	47,999	6.4%
Residential Whole-Loans	195,425	1,654	—	197,079	4,188	201,267	4.8%
Securitized commercial loan	25,000	—	—	25,000	(1,325)	23,675	9.0%
Total	$2,750,134	$(71)	$(118,090)	2,751,256	$18,109	2,818,360	4.0%

(1) Net weighted average coupon as of March 31, 2016 is presented net of servicing and other fees.

(2) IOs and IIOs have no principal balances and bear interest based on a notional balance.  The notional balance is used solely to determine interest distributions on interest-only class of securities.  At March 31, 2016, the notional balance for Agency RMBS IOs and IIOs, Agency RMBS IOs and IIOs accounted for as derivatives, Non-Agency RMBS IOs and IIOs, Non-Agency RMBS IOs and IIOs accounted for as derivatives, Agency CMBS IOs and IIOs, and Agency CMBS IOs and IIOs accounted for as derivatives was $337.4 million, $342.9 million, $309.0 million, $24.2 million, $42.6 million and $235.7 million, respectively.

(3) Interest on these securities is reported as a component of Gain (loss) on derivative instruments, net.

(4) Other securities include residual interests in asset-backed securities which have no principal balance and an amortized cost of approximately $22.0 million.

The following table summarizes our MBS and other securities at fair value according to their estimated weighted average life classifications as of March 31, 2016 (dollars in thousands):

Weighted Average Life	Fair Value	Net Weighted Average Coupon(1)
Less than or equal to three years	$67,656	5.1%
Greater than three years and less than or equal to five years	693,558	3.8%
Greater than five years and less than or equal to 10 years	1,558,748	3.7%
Greater than 10 years	273,456	4.7%
Total	$2,593,418	4.0%

(1) Net weighted average coupon as of March 31, 2016 is presented net of servicing and other fees.

Our Agency Portfolio

The following table summarizes certain characteristics of our Agency portfolio by issuer and investment category as of March 31, 2016 (dollars in thousands):

	Principal Balance	Amortized Cost	Fair Value	Net Weighted Average Coupon (1)
Agency RMBS 20-Year and 30-Year
Fannie Mae	$1,071,446	$1,147,033	$1,164,193	4.1%
Freddie Mac	406,929	430,106	436,816	3.9
Total Agency RMBS 20-Year and 30-Year	1,478,375	1,577,139	1,601,009	4.0
Agency RMBS IOs and IIOs(2)
Fannie Mae	N/A	9,472	10,183	3.1
Freddie Mac	N/A	16,079	15,729	2.6
Ginnie Mae	N/A	6,713	6,759	3.1
Total Agency RMBS IOs and IIOs(2)	N/A	32,264	32,671	2.8
Agency RMBS IOs and IIOs accounted for as derivatives(2)
Fannie Mae	N/A	N/A	14,640	2.9
Freddie Mac	N/A	N/A	3,697	3.5
Ginnie Mae	N/A	N/A	16,828	4.1
Total Agency RMBS IOs and IIOs accounted for as derivatives (2)	N/A	N/A	35,165	3.5
Total: Agency RMBS	1,478,375	1,609,403	1,668,845	3.8

Agency CMBS
Freddie Mac	17,478	17,478	16,731	3.9
Agency CMBS IOs and IIOs(2)
Fannie Mae	N/A	1,486	1,652	3.9
Agency CMBS IOs and IIOs accounted for as derivatives(2)
Ginnie Mae	N/A	N/A	9,848	0.7
Total: Agency CMBS	17,478	18,964	28,231	1.5
Total	$1,495,853	$1,628,367	$1,697,076	3.5%

(1) Net weighted average coupon as of March 31, 2016 is presented net of servicing and other fees.

(2) IOs and IIOs have no principal balances and bear interest based on a notional balance.  The notional balance is used solely to determine interest distributions on the interest-only class of securities.

The following table details the constant prepayment rates for our Agency portfolio as of March 31, 2016, based on our Manager’s estimates which are based on third party models, as adjusted by our Manager, and are updated quarterly on a prospective basis:

Constant Prepayment Rates	Low	High
Agency RMBS
20-Year mortgage	8.00%	21.77%
30-Year mortgage	6.91%	28.49%
Agency RMBS IOs and IIOs	10.30%	27.37%
Agency RMBS IOs and IIOs accounted for as derivatives	6.06%	28.53%
Agency CMBS and Agency CMBS IOs and IIOs(1)	N/A	N/A
Agency CMBS IOs accounted for as derivatives(1)	N/A	N/A

(1)         CMBS generally include prepayment restrictions; therefore, there are no Constant Prepayment Rates available.

Our Non-Agency Portfolio

The following table presents the fair value and weighted average purchase price for each of our Non-agency RMBS categories, including IOs accounted for as derivatives, together with certain of their respective underlying loan collateral attributes and current performance metrics as of March 31, 2016 (fair value dollars in thousands):

		Weighted Average
Category	Fair Value	Purchase Price	Life (Years)	Original LTV	Original FICO	60+ Day Delinquent	6-Month CPR
Prime	$67,532	$70.17	11.4	64.2%	721	15.8%	12.8%
Alt-A	318,652	77.35	11.7	68.6%	702	20.7%	11.7%
Subprime	56,638	61.37	12.3	71.0%	627	22.4%	8.2%
Total	$442,822	$74.21	11.7	68.2%	696	20.1%	11.4%

The following table presents certain characteristics of our Non-Agency CMBS portfolio as of March 31, 2016 (dollars in thousands):

		Principal		Weighted Average
Type	Vintage	Balance	Fair Value	Life (Years)	Original LTV
Conduit:
	2006-2009	$279,518	$246,187	3.9	74.7%
	2010-2015	177,245	105,681	8.8	64.0%
		456,763	351,868	5.3	71.5%
Single Asset:
	2010-2015	64,079	53,653	6.5	69.8%
Total		$520,842	$405,521	5.5	71.3%

The following table summarizes the credit ratings of our Non-agency RMBS, Non-agency CMBS and other securities based on fair value as of March 31, 2016:

Non-Agency RMBS		Non-Agency CMBS		Other Securities
Credit Rating (1)	Percentage	Credit Rating(1)	Percentage	Credit Rating(1)	Percentage
BBB	0.2%	BBB	—%	BBB	—%
BBB-	—%	BBB-	0.9%	BBB-	—%
BB	—%	BB	6.0%	BB	—%
BB-	—%	BB-	5.2%	BB-	—%
B+	—%	B+	2.1%	B+	—%
B	—%	B	14.4%	B	—%
B-	2.6%	B-	10.2%	B-	—%
Below B	80.2%	Below B	42.0%	Below B	19.4%
Not Rated	17.0%	Not Rated	19.2%	Not Rated	80.6%
Total	100.0%	Total	100.0%	Total	100.0%

(1) For securities for which one or two ratings are obtained, the lower rating is used. For securities for which three ratings are obtained, the middle rating is used. Ratings are obtained either from S&P or other rating agencies, stated in terms of the S&P equivalent.

The following table details information for our Non-Agency and other securities portfolio as of March 31, 2016, based on our Manager’s estimates which are based on third party models, as adjusted by our Manager, and are updated quarterly on a prospective basis:

	Cumulative Default		Cumulative Severity		Cumulative 5-Year CRR (1)
	Low	High	Low	High	Low	High
Non-Agency RMBS	3.50%	44.90%	20.00%	84.83%	2.77%	13.32%
Non-Agency RMBS IOs and IIOs	6.50%	40.60%	20.00%	67.63%	5.44%	10.87%
Non-Agency RMBS IOS and IIOs accounted for as derivatives	3.50%	9.96%	20.00%	52.31%	6.50%	12.64%
Non-Agency CMBS	N/A	N/A	N/A	N/A	N/A	N/A
Other securities	1.50%	31.37%	—%	80.09%	6.00%	14.50%

(1)  Conditional Repayment Rate

The mortgages underlying our Non-Agency RMBS and Non-Agency CMBS are located in various states across the United States and other countries. The following table presents the five largest concentrations by location for the mortgages collateralizing our Non-Agency RMBS and Non-Agency CMBS as of March 31, 2016 based on fair value (dollars in thousands):

	Non-Agency RMBS			Non-Agency CMBS
	Concentration	Fair Value		Concentration	Fair Value
California	34.9%	$154,701	California	12.5%	$50,639
Florida	8.5%	37,514	New York	8.6%	35,010
New York	7.5%	33,353	Texas	7.5%	30,598
Virginia	4.2%	18,591	Florida	6.5%	26,422
Maryland	3.8%	17,003	Virginia	4.9%	19,765

We made investments in certain Non-Agency RMBS inverse floaters. The coupon rates on these securities have an inverse relationship to a benchmark rate.  When the benchmark interest rate increases the coupon payment rate will decrease because the benchmark interest rate is deducted from the coupon payment.  We generally purchased these securities at a premium.  Accelerated prepayments on these bonds could result in an economic loss, as we would not recover the upfront premium.  The premiums are amortized into income using the effective interest rate method.  As of March 31, 2016 and December 31, 2015, we held $81.4 million and $79.1 million, respectively, in Non-Agency RMBS inverse floaters.

Our Whole-Loan Portfolio

Our Residential Whole-Loans are comprised of non-qualifying, mostly adjustable rate mortgages with low LTV’s.  The following table presents certain information about our Residential Whole-Loans investment portfolio at March 31, 2016 (dollars in thousands):

			Weighted Average
Current Coupon Rate	Number of Loans	Principal Balance	Original LTV	Original FICO Score(1)	Expected Life (years)	Contractual Maturity (years)	Coupon Rate
3.01 – 4.00%	26	$6,662	56.0%	764	1.4	27.1	4.0%
4.01 – 5.00%	181	68,806	57.0%	725	1.3	27.2	4.5%
5.01 – 6.00%	285	116,469	54.9%	721	1.5	27.6	5.1%
6.01 – 7.00%	7	3,488	70.4%	731	1.3	22.4	6.4%
Total	499	$195,425	56.0%	724	1.4	27.4	4.8%

(1)   The original FICO score is not available for 135 loans with a principal balance of approximately $56.8 million at March 31, 2016. We have excluded those loans from the weighted average computation.

The following table presents the U.S. states in which the collateral securing our Residential Whole-Loans at March 31, 2016 based on principal balance is located (dollars in thousands):

	State Concentration	Principal Balance
California	83.8%	$163,725
Washington	6.2%	12,269
Massachusetts	5.7%	11,168
New York	2.6%	5,007
Georgia	0.8%	1,624
Other	0.9%	1,632
Total	100.0%	$195,425

As of March 31, 2016, all of our Residential Whole-Loans were performing.

Investment Activity

The following tables present our investment portfolio activity, for the three months ended March 31, 2016 and March 31, 2015 (dollars in thousands):

	For the three months ended March 31, 2016
	Purchases	Principal Payments and Basis Recovery	Proceeds from Sales
Agency RMBS and Agency RMBS IOs and IIOs	$287,320	$43,442	$314,710
Non-Agency RMBS	5,418	15,068	82,801
Agency CMBS and Agency CMBS IOs and IIOs	—	1,046	6,776
Non-Agency CMBS	—	13,907	12,259
Other securities	700,836	1,496	750,226
Total MBS and other securities	$993,574	$74,959	$1,166,772
Residential Whole-Loans	—	17,221	—
Total MBS and other securities: Including Whole-Loans and securitized commercial loan	$993,574	$92,180	$1,166,772

	For the three months ended March 31, 2015
	Purchases	Principal Payments and Basis Recovery	Proceeds from Sales
Agency RMBS and Agency RMBS IOs and IIOs	$159,048	$79,694	$301,732
Non-Agency RMBS	128,066	18,940	207,594
Agency CMBS and Agency CMBS IOs and IIOs	—	1,009	—
Non-Agency CMBS	31,403	426	27,543
Other securities	10,050	612	—
Total MBS and other securities	$328,567	$100,681	$536,869
Residential Whole-Loans(1)	10,460	20	—
Commercial Whole-Loan	8,750	—	—
Total MBS and other securities: Including Residential and Commercial Whole-Loans	$347,777	$100,701	$536,869

(1)  Purchases of Residential Whole-Loans include premiums of $230 thousand paid at acquisition.

The following table presents the vintage of our investment portfolio at March 31, 2016:

	2001	2003	2004	2005	2006	2007	2010	2011	2012	2013	2014	2015	2016	Total
Agency RMBS
20-Year Mortgage	—	—	—	—	—	—	—	—	2.3%	11.0%	6.3%	1.5%	—	21.1%
30-Year Mortgage	—	—	—	—	—	—	—	0.1%	8.9%	7.3%	10.6%	4.4%	4.5%	35.8%
Agency Interest Only- Strips	—	—	—	—	—	—	—	—	0.6%	0.1%	0.3%	—	—	1.0%
Agency and Non-Agency Interest-Only Strips, accounted for as derivatives	—	—	—	0.2%	0.1%	—	0.1%	0.1%	0.7%	0.5%	0.1%	—	—	1.8%
Non-Agency RMBS	—	0.1%	0.3%	4.3%	3.7%	5.0%	—	—	—	—	0.3%	2.0%	—	15.7%
Agency and Non-Agency CMBS	—	—	—	—	4.8%	3.9%	—	1.1%	0.2%	0.1%	1.9%	2.9%	—	14.9%
Other securities	0.3%	—	—	—	—	—	—	—	—	—	0.5%	0.9%	—	1.7%
Residential Whole-Loans	—	—	—	—	—	—	—	0.3%	0.5%	4.1%	2.1%	0.2%	—	7.2%
Securitized commercial loan	—	—	—	—	—	—	—	—	—	—	—	0.8%	—	0.8%
Total	0.3%	0.1%	0.3%	4.5%	8.6%	8.9%	0.1%	1.6%	13.2%	23.1%	22.1%	12.7%	4.5%	100%

As of March 31, 2016 the weighted average expected remaining term to the expected maturity of our investment portfolio was 6.2 years.

Financing and Other Liabilities

We have entered into repurchase agreements to finance the vast majority of our investments.  These agreements are secured by substantially all of our investments and bear interest at rates that have historically moved in close relationship to LIBOR.  The following table summarizes our repurchase agreements and the fair value of the collateral pledged as of March 31, 2016 and December 31, 2015 (dollars in thousands):

	March 31, 2016		December 31, 2015
Collateral	Repurchase Agreement Borrowings Outstanding	Fair Value of Collateral Pledged (1)	Repurchase Agreement Borrowings Outstanding	Fair Value of MBS Collateral Pledged
Agency RMBS	$1,591,880	$1,663,353	$1,601,713	$1,658,865
Non-Agency RMBS	295,369	442,742	380,177	530,110
Agency and Non-Agency CMBS	318,146	433,752	356,369	487,643
Whole-Loans and securitized commercial loan(1)	170,788	214,525	180,892	232,538
Other securities	26,946	47,999	66,650	101,099
Borrowings under repurchase agreements	2,403,129	2,802,371	2,585,801	3,010,255
Less unamortized debt issuance cost	—	N/A	134	N/A
Borrowings under repurchase agreements, net	$2,403,129	$2,802,371	$2,585,667	$3,010,255

(1)   Repurchase borrowings and collateral pledged attributed to Whole-Loans and securitized commercial loan owned through trust certificates.  The trust certificates are eliminated upon consolidation.

The following table presents our repurchase agreement borrowing activity, by type of collateral pledged, for the three months ended March 31, 2016 and March 31, 2015 (dollars in thousands):

	For the three months ended March 31, 2016		For the three months ended March 31, 2015
Collateral	Proceeds	Repayments	Proceeds	Repayments
Agency RMBS	$2,223,705	$2,233,537	$3,705,263	$3,906,340
Non-Agency RMBS	457,464	542,273	610,403	677,387
Agency and Non-Agency CMBS	446,430	485,230	628,699	628,949
Whole-Loans and securitized commercial loan(1)	448,094	458,199	8,202	15
Other securities	200,067	239,771	122,375	118,719
Total	$3,775,760	$3,959,010	$5,074,942	$5,331,410

(1)   Repurchase borrowings collateralized by Whole-Loans and securitized commercial loan owned through trust certificates.  The trust certificates are eliminated upon consolidation.

At March 31, 2016, we had outstanding repurchase agreement borrowings with the following counterparties totaling approximately $2.4 billion:

			Fair Value of
(dollars in thousands)	Amount	Percent of Total Amount	Company Investments	Counterparty
Repurchase Agreement Counterparties	Outstanding	Outstanding	Held as Collateral(1)	Rating(2)
Merrill Lynch Pierce Fenner & Smith Inc.	$469,611	19.6%	$485,589	A+
RBC (Barbados) Trading Bank Corporation	289,358	12.0%	376,371	P-1
Morgan Stanley & Co. LLC	274,637	11.4%	289,586	A+
Credit Suisse Securities (USA) LLC	249,792	10.4%	348,831	A
Barclays Capital Inc.	197,633	8.2%	242,126	A-
TD Securities (USA) LLC	158,860	6.6%	167,580	AA-
Deutsche Bank Securities LLC	124,076	5.2%	136,723	BBB+
BNP Paribas Securities Corporation	106,635	4.4%	112,711	A
RBC Capital Markets LLC	90,204	3.8%	94,862	AA-
Nomura Securities International, Inc.	74,088	3.1%	105,712	Unrated(3)
Mizuho Securities USA Inc.	64,392	2.7%	71,790	A
KGS-Alpha Capital Markets, L.P.	62,922	2.6%	66,380	Unrated
UBS AG, London Branch	59,397	2.5%	78,800	A
The Bank of Nova Scotia	57,609	2.4%	58,632	A+
JP Morgan Securities LLC	49,944	2.1%	56,133	A+
Deutsche Bank AG	49,124	2.0%	78,601	BBB+
All other counterparties (4)	24,847	1.0%	31,944
Total	$2,403,129	100.0%	$2,802,371

(1)   Fair value of Company assets held as collateral includes Residential Whole-Loans and securitized commercial loan owned through trust certificates with a fair value of $204.5 million and $13.3 million, respectively.

(2)   The counterparty ratings presented above are the long-term issuer credit ratings as rated at March 31, 2016 by S&P, except for RBC (Barbados) Trading Bank Corporation which is the short-term issuer credit rating by Moody’s at March 31, 2016.

(3)   Nomura Holdings, Inc., the parent company of Nomura Securities International, Inc., is rated BBB+ by S&P at March 31, 2016.

(4)   Represents amount outstanding with four counterparties each holds collateral valued less than 5% of our stockholders’ equity as security for our obligations under the applicable repurchase agreements as of March 31, 2016.

At December 31, 2015, we had outstanding repurchase agreement borrowings with the following counterparties totaling approximately $2.6 billion:

			Fair Value of
(dollars in thousands)	Amount	Percent of Total Amount	Company Investments	Counterparty
Repurchase Agreement Counterparties	Outstanding(1)	Outstanding	Held as Collateral(2)	Rating(3)
Merrill Lynch Pierce Fenner & Smith Inc.	$347,601	13.4%	$347,998	A
RBC (Barbados) Trading Bank Corporation	322,154	12.5%	420,564	P-1
Credit Suisse Securities (USA) LLC	310,897	12.0%	429,833	A
JP Morgan Securities LLC	301,424	11.7%	324,133	A+
Barclays Capital Inc.	222,058	8.6%	262,381	A-
UBS Securities LLC	143,318	5.5%	193,130	A
BNP Paribas Securities Corporation	123,181	4.8%	129,483	A+
Goldman Sachs Bank USA	117,897	4.6%	120,848	A
Deutsche Bank Securities LLC	110,610	4.3%	120,550	BBB+
TD Securities (USA) LLC	88,157	3.4%	92,686	AA-
Mizuho Securities USA Inc.	85,825	3.3%	96,008	(P)A2
KGS-Alpha Capital Markets, L.P.	72,778	2.8%	76,261	Unrated
Morgan Stanley & Co. LLC	67,110	2.6%	72,693	A
Nomura Securities International, Inc.	65,677	2.5%	79,196	Unrated(4)
Deutsche Bank AG	61,442	2.4%	90,260	BBB+
RBC Capital Markets LLC	59,695	2.3%	62,029	AA-
The Bank of Nova Scotia	58,801	2.3%	59,922	A+
All other counterparties (5)	27,176	1.0%	32,280
Total	$2,585,801	100.0%	$3,010,255

(1)	Excludes unamortized debt issuance costs of $134 thousand.
(2)

Fair value of Company assets held as collateral includes Residential Whole-Loans and securitized commercial loan owned through trust certificates with a fair value of $218.5 million and $14.0 million, respectively.

(3)

The counterparty ratings presented above are the long-term issuer credit ratings as rated at December 31, 2015 by S&P, except for Mizuho Securities USA Inc. which is the long-term issuer credit rating by Moody’s at December 31, 2015 and for RBC (Barbados) Trading Bank Corporation which is the short-term issuer credit rating by Moody’s at December 31, 2015.

(4)	Nomura Holdings, Inc., the parent company of Nomura Securities International, Inc., is rated BBB+ by S&P at December 31, 2015.
(5)

Represents amount outstanding with four counterparties each holds collateral valued less than 5% of our stockholders’ equity as security for our obligations under the applicable repurchase agreements as of December 31, 2015.

We record the liability for MBS and other securities purchased, for which settlement has not taken place as an investment related payable.  As of March 31, 2016, we had investment related payables of $18.0 million of which no items were outstanding greater than 30 days.

The following table presents our repurchase agreement borrowings by type of collateral pledged as of March 31, 2016 and March 31, 2015, and the respective Cost of Funds for the periods then ended (dollars in thousands):

Collateral	Balance (GAAP) March 31, 2016	Weighted Average Cost of Funds for the three months ended March 31, 2016	Balance (GAAP) March 31, 2015	Weighted Average Cost of Funds for the three months ended March 31, 2015
Agency RMBS	$1,591,880	0.74%	$2,793,272	0.40%
Non-Agency RMBS	295,369	2.09	413,517	1.53
Agency and Non-Agency CMBS	318,146	2.03	345,903	1.53
Whole-Loans and securitized commercial loan (1)	170,788	2.59	13,117	1.33
Other securities	26,946	2.65	83,130	1.61
Total	$2,403,129	1.29%	$3,648,939	0.65%

(1)	Repurchase borrowings collateralized by Whole-Loans and securitized commercial loan owned through trust certificates. The trust certificates are eliminated upon consolidation.

The following table presents our repurchase agreement borrowings by type of collateral pledged as of March 31, 2016 and March 31, 2015, and the respective Effective Cost of Funds (Non-GAAP financial measure) for the periods then ended (dollars in thousands), see “Non-GAAP financial measures”:

Collateral	Balance (Non- GAAP) March 31, 2016	Weighted Average Effective Cost of Funds for the three months ended March 31, 2016 (1)	Balance (Non- GAAP) March 31, 2015	Weighted Average Effective Cost of Funds for the three months ended March 31, 2015 (1)
Agency RMBS	$1,591,880	0.74%	$2,793,272	0.57%
Non-Agency RMBS	295,369	2.09	413,517	1.53
Agency and Non-Agency CMBS	318,146	2.03	345,903	1.53
Whole-Loans and securitized commercial loans(2)	170,788	2.59	13,117	1.33
Other securities	26,946	2.65	83,130	1.61
Interest rate swaps	n/a	1.40	n/a	0.16
Total	$2,403,129	2.70%	$3,648,939	0.81%

(1)

The effective cost of funds for the three months ended March 31, 2016 and March 31, 2015, are calculated on an annualized basis and include interest expense for the periods and net periodic interest payments on interest rate swaps, net of premium amortization on MAC swaps, of approximately $8.4 million and $1.4 million, respectively. While swaps are not accounted for using hedge accounting, such instruments are viewed by us as an economic hedge against increases in interest rates on our liabilities and are classified as tax hedges for purposes of satisfying the REIT requirements.  See “Non-GAAP Financial Measures.”

(2)	Repurchase agreement borrowings collateralized by Whole-Loans and securitized commercial loan owned through trust certificates. The trust certificates are eliminated upon consolidation.

The following table presents our average repurchase agreement borrowings, excluding unamortized debt issuance costs, by type of collateral pledged for the three months ended March 31, 2016 and March 31, 2015 (dollars in thousands):

Collateral	For the three months ended March 31, 2016	For the three months ended March 31, 2015
Agency RMBS	$1,495,608	$3,023,797
Non-Agency RMBS	339,710	456,597
Agency and Non-Agency CMBS	337,711	354,500
Whole-Loans and securitized commercial loan (1)	178,488	8,843
Other securities	52,014	83,584
Total	$2,403,531	$3,927,321
Maximum borrowings during the period(2)	2,403,129	3,988,180

(1)	Repurchase agreement borrowings collateralized by Whole-Loans and securitized commercial loan owned through trust certificates. The trust certificates are eliminated upon consolidation.
(2)	Amount represents the maximum borrowings at month-end during each of the respective periods.

Derivative Instruments.  As of March 31, 2016, we had entered into interest rate swaps designed to mitigate the effects of increases in interest rates under a portion of our repurchase agreements as such repurchase agreements are renewed and/or extended.  The interest rate swaps generally provide for fixed interest rates that are indexed off of LIBOR and are viewed by us to effectively fix the floating interest rates, on our repurchase agreements.  In managing our interest rate swap position in conjunction with our hedging strategy and potential tax implications, we may enter into variable-rate payment swaps which effectively act as an offset to fixed-rate payment swaps As of March 31, 2016, we have entered into approximately $282.8 million of interest rate swaps to effectively fix the interest rate of our borrowings under our repurchase agreements; net of variable-rate payment interest rate swaps of approximately $3.7 billion, and excluding forward starting interest rate swaps of $1.7 billion.

The following tables present information about our fixed pay rate interest rate swaps as of March 31, 2016 and December 31, 2015 (dollars in thousands):

	March 31, 2016
Remaining Interest Rate Swap Term	Notional Amount	Fair Value — Asset (Liability), net	Average Fixed Pay Rate	Average Maturity (Years)	Forward Starting
Greater than 1 year and less than 3 years	$980,900	$(1,287)	1.1%	2.0	89.2%
Greater than 3 years and less than 5 years	2,011,200	(57,781)	1.9	4.6	33.8
Greater than 5 years	2,654,600	(255,837)	2.6	9.6	4.1
Total	$5,646,700	$(314,905)	2.1%	6.5	29.5%

	December 31, 2015
Remaining Interest Rate Swap Term	Notional Amount	Fair Value — Asset (Liability), net	Average Fixed Pay Rate	Average Maturity (Years)	Forward Starting
1 year or less	$1,286,000	$163	0.6%	0.6	—%
Greater than 1 year and less than 3 years	1,131,800	(1,450)	1.1	1.4	—
Greater than 3 years and less than 5 years	1,345,200	(22,705)	2.1	4.6	—
Greater than 5 years	2,404,600	(131,744)	2.8	10.2	29.5
Total	$6,167,600	$(155,736)	1.9%	5.4	11.5%

The following tables present information about our variable pay rate interest rate swaps as of March 31, 2016 and December 31, 2015 (dollars in thousands):

	March 31, 2016
Remaining Interest Rate swap Term	Notional Amount	Fair Value — Asset (Liability), net	Average Variable Pay Rate	Average Maturity (Years)	Forward Starting
Greater than 3 years and less than 5 years	$1,998,600	$25,321	0.6%	4.5	—%
Greater than 5 years	1,700,300	66,365	0.6	10.5	—
Total	$3,698,900	$91,686	0.6%	7.2	—%

	December 31, 2015
Remaining Interest Rate swap Term	Notional Amount	Fair Value — Asset (Liability), net	Average Variable Pay Rate	Average Maturity (Years)	Forward Starting
Greater than 3 years and less than 5 years	$1,170,700	$(8,902)	0.4%	4.5	—%
Greater than 5 years	1,102,200	(4,032)	0.4	12.3	—
Total	$2,272,900	$(12,934)	0.4%	8.2	—%

The following tables present information about our interest rate swaptions as of March 31, 2016 and December 31, 2015 (dollars in thousands):

	March 31, 2016
	Option		Underlying Swap
Fixed-Pay Rate for Underlying Swap	Fair Value	Weighted Average Months Until Option Expiration	Notional Amount	Weighted Average Swap Term (Years)
2.26 — 2.50%	$—	2.8	$105,000	1.0
	$—	2.8	$105,000	1.0

	December 31, 2015
	Option		Underlying Swap
Fixed-Pay Rate for Underlying Swap	Fair Value	Weighted Average Months Until Option Expiration	Notional Amount	Weighted Average Swap Term (Years)
1.76 — 2.00%	$890	2.1	$400,000	5.0
2.01 — 2.25%	129	2.1	100,000	5.0
2.26 — 2.50%	1	5.8	105,000	1.0
	$1,020	2.7	$605,000	4.3

	December 31, 2015
	Option		Underlying Swap
Variable-Pay Rate for Underlying Swap	Fair Value	Weighted Average Months Until Option Expiration	Notional Amount	Weighted Average Swap Term (Years)
1.26 — 1.50%	$459	2.1	$500,000	5.0
	$459	2.1	$500,000	5.0

We also purchased or shorted TBAs.  As of March 31, 2016 and December 31, 2015, we had contracts to purchase (“long position”) and sell (“short position”) TBAs on a forward basis.  Following is a summary of our long and short TBA positions reported in Derivative assets, at fair value and Derivative liability, at fair value in the Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015 (dollars in thousands):

	March 31, 2016		December 31, 2015
	Notional Amount	Fair Value	Notional Amount	Fair Value
Purchase contracts, asset	$900,000	$2,059	$1,650,000	$3,268
TBA securities, asset	900,000	2,059	1,650,000	3,268
Sale contracts, liability	(450,000)	(826)	(825,000)	(893)
TBA securities, liability	(450,000)	(826)	(825,000)	(893)
TBA securities, net	$450,000	$1,233	$825,000	$2,375

The following table presents additional information about our contracts to purchase and sell TBAs for the three months ended March 31, 2016 (dollars in thousands):

	Notional Amount as of December 31, 2015	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount as of March 31, 2016
Purchase of TBAs	$1,650,000	$2,550,000	$(3,300,000)	$900,000
Sale of TBAs	$825,000	$2,925,000	$(3,300,000)	$450,000

We also enter into Eurodollar, Volatility Index and U.S. Treasury futures. As of March 31, 2016, we had entered into contracts to buy (“long position”) U.S. Treasuries with a notional amount of $343.1 million, a fair value in a liability position of $1.8 million and an expiration date of June 2016.  As of December 31, 2015, we had entered into contracts to buy (“long position”) U.S. Treasuries with a notional amount of $480.8 million, a fair value in a liability position of $635 thousand and an expiration date of March 2016.

We have invested in and, in the future, may invest in additional assets which are denominated in a currency or currencies other than U.S. dollars.  Similarly, we have and may in the future, finance such assets in a currency or currencies other than U.S. dollars.  In order to mitigate the impact to us, we may enter into derivative financial instruments, including foreign currency swaps and foreign currency forwards, to manage fluctuations in the valuation between U.S. dollars and such foreign currencies.  Foreign currency swaps involve the payment of a foreign currency at fixed interest rate on a fixed notional amount and the receipt of U.S. dollars at a fixed interest rate on a fixed notional amount.  Foreign currency forwards provide for the payment of a fixed amount of a foreign currency in exchange for a fixed amount of U.S. dollars at a date certain in the future.  The carrying value of foreign currency swaps and forwards is included in Derivative assets (liabilities), at fair value in the Consolidated Balance Sheets with changes in valuation included in Gain (loss) on derivative instruments, net in the Consolidated Statement of Operations.  The following is a summary of our foreign currency forwards at March 31, 2016 and December 31, 2015 (dollars and euros in thousands):

	March 31, 2016
Derivative Type	Notional Amount	Notional (USD Equivalent)	Maturity	Fair Value
Buy EUR/Sell USD currency forward	€1,490	$1,622	April 2016	$77
Currency forwards, assets	€1,490	$1,622	n/a	$77
Buy USD/Sell EUR currency forward	€5,083	$5,538	April 2016	$(256)
Currency forwards, liabilities	€5,083	$5,538	n/a	$(256)
Total currency forwards	€6,573	$7,160	n/a	$(179)

	December 31, 2015
Derivative Type	Notional Amount	Notional (USD Equivalent)	Maturity	Fair Value
Buy USD/Sell EUR currency forward	€5,083	$5,825	January 2016	$302
Currency forwards, assets	€5,083	$5,825	n/a	$302
Buy EUR/Sell USD currency forward	€6,800	$7,671	January 2016	$(281)
Currency forwards, liabilities	€6,800	$7,671	n/a	$(281)
Total currency forwards	€11,883	$13,496	n/a	$21

The following is a summary of our foreign currency swaps with a fair value of $2.6 million and $7.2 million at March 31, 2016 and December 31, 2015, respectively (dollars and euros in thousands):

March 31, 2016

	Date entered	Maturity	Fixed Rate	Denomination	Notional Amount
Payer	June 2014	July 2024	7.25%	EUR	8,500
Receiver	June 2014	July 2024	9.005%	USD	11,560

December 31, 2015

	Date entered	Maturity	Fixed Rate	Denomination	Notional Amount
Payer	June 2014	July 2024	7.25%	EUR	18,500
Receiver	June 2014	July 2024	9.005%	USD	25,160

Results of Operations

General

For the three months ended March 31, 2016, we had net loss of $36.3 million or $0.88 per basic and diluted weighted average common share, compared to net income of $14.1 million or $0.34 per basic and diluted weighted average common share for the three months ended March 31, 2015.  Our results of operations, for the three months ended March 31, 2016, were significantly impacted by a smaller investment portfolio coupled with a higher average cost of funds. Additionally our investment portfolio experienced declines in the fair value, specifically our CMBS investments as a result of generally widening spreads on our investments.

Net Interest Income

The following table sets forth certain information regarding our net investment income for the three months ended March 31, 2016 and March 31, 2015 (dollars in thousands):

Period Ended	Average Amortized Cost of Assets	Total Interest Income(1)	Yield on Average Assets	Average Balance of Borrowings	Total Interest Expense	Average Cost of Funds(2)	Net Interest Income	Net Interest Spread
March 31, 2016
Agency RMBS	$1,563,878	$8,818	2.27%	$1,495,608	$2,765	0.74%	$6,053	1.53%
Non-Agency RMBS	466,409	7,941	6.85%	339,710	1,767	2.09%	6,174	4.76%
Agency and Non-Agency CMBS	471,168	8,931	7.62%	337,711	1,706	2.03%	7,225	5.59%
Residential Whole-Loans	205,689	1,866	3.65%	171,620	1,099	2.58%	767	1.07%
Securitized commercial loan	25,000	569	9.15%	17,868	299	6.73%	270	2.42%
Other Securities	104,536	1,493	5.74%	52,014	343	2.65%	1,150	3.09%
Total	$2,836,680	$29,618	4.20%	$2,414,531	$7,979	1.33%	$21,639	2.87%

March 31, 2015
Agency RMBS	$3,020,438	$22,044	2.96%	$3,023,797	$2,979	0.40%	$19,065	2.56%
Non-Agency RMBS	620,981	9,442	6.17%	456,597	1,727	1.53%	7,715	4.64%
Agency and Non-Agency CMBS	459,085	7,477	6.61%	354,500	1,335	1.53%	6,142	5.08%
Residential Whole-Loans	11,233	70	2.53%	8,843	29	1.33%	41	1.20%
Commercial Whole-Loans	3,889	74	7.72%	—	—	—%	74	7.72%
Other Securities	112,784	1,699	6.11%	83,584	332	1.61%	1,367	4.50%
Total	$4,228,410	$40,806	3.91%	$3,927,321	$6,402	0.65%	$34,404	3.26%

(1) Amount includes net (amortization of premiums), accretion of discounts and (amortization/recovery of basis) of approximately $(8.5) million for Agency RMBS, approximately $(1.8) million for Non-Agency RMBS, approximately $1.4 million for Agency and Non-Agency CMBS, approximately $(597) thousand for Residential Whole-Loans and $798 thousand for other securities for the three months ended March 31, 2016. For the three months ended March 31, 2015, amount includes net (amortization of premiums), accretion of discounts and (amortization/recovery of basis) of approximately $(15.4) million for Agency RMBS, approximately $(2.4) million for Non-Agency RMBS, approximately $575 thousand for Agency and Non-Agency CMBS, approximately $(46) thousand for Residential Whole-Loans and approximately $431 thousand for other securities.

(2) For the three months ended March 31, 2016 and March 31, 2015, cost of funds does not include accrual and settlement of interest, net of premium amortization on MAC swaps, of approximately $8.4 million and $1.4 million associated with derivative instruments.  In accordance with GAAP, such costs are included in gain (loss) on derivative instruments, in the Consolidated Statement of Operations.

For the three months ended March 31, 2016 and March 31, 2015, we earned interest income on our investments of approximately $29.6 million and $40.8 million, and incurred interest expense, which primarily related to our borrowings under repurchase of approximately $8.0 million and $6.4 million, respectively.  The decrease in interest income for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 was primarily the result of an overall smaller investment portfolio which was offset by a higher yield on our investment portfolio due to our strategic shift to deploy capital to credit-sensitive investments, generating higher yields and spreads, relative to our Agency RMBS.  Our yield on average assets increased to 4.20% from 3.91%.  Our higher borrowing costs were a result of: (i) the increase in interest rates and (ii) increased interest costs associated with financing our credit-sensitive investments which generally have higher interest rates than repurchase agreements on Agency RMBS. The increase was partially offset by lower average repurchase agreement borrowings.  Our average borrowings decreased from $3.9 billion to $2.4 billion, while the average cost of funds for the same periods, increased from 0.65% to 1.33%.   While the yield on our investments increased our average cost of funds also increased for the three months ended March 31, 2016, resulting in a decrease in net interest spread to 2.87% for the three months ended March 31, 2016 from 3.26% for the three months ended March 31, 2015.  Other factors impacting interest income include assumptions pertaining prepayments, defaults and loss severity on our credit sensitive portfolio.

Other income (loss), net

Realized gain (loss) on investments

The mortgage and structured securities markets remain dynamic and, at times, volatile markets.  Our Manager regularly reviews the characteristics of our portfolio and may make changes to our portfolio in order to adjust such portfolio characteristics in response to and/or anticipation of changing market conditions in an effort to achieve the appropriate risk reward ratio.  Accordingly, due to changes in market conditions or expected changes in market conditions, we sold these MBS and other assets in order to adjust the overall characteristics of our portfolio.

The following tables present the sales and realized gains (loss) of our investments for each of the three months ended March 31, 2016 and March 31, 2015 (dollars in thousands):

	For the three months ended March 31, 2016
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Agency RMBS (1)	$310,480	$5,250	$(5,151)	$99
Non-Agency RMBS	82,801	1,219	(4,244)	(3,025)
Agency and Non-Agency CMBS	19,035	—	(2,838)	(2,838)
Other securities	750,226	1,818	(2,109)	(291)
Total	$1,162,542	$8,287	$(14,342)	$(6,055)

(1)         Excludes proceeds for Agency Interest-Only Strips, accounted for as derivatives, of approximately $4.2 million, gross realized gains of $300 thousand and gross realized losses of $0.

	For the three months ended March 31, 2015
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Agency RMBS (1)	$301,732	$290	$(2,897)	$(2,607)
Non-Agency RMBS	207,594	9,761	(174)	9,587
Agency and Non-Agency CMBS	27,543	488	—	488
Total	$536,869	$10,539	$(3,071)	$7,468

(1)         Excludes gross realized gains of $(2) thousand for Agency Interest-Only Strips, accounted for as derivatives, as a result of the settlement of prior year sales in January 2015.

Unrealized gain (loss), net

With respect to our investments and securitized debt, we elected the fair value option and, as a result, we record the change in fair value related to these investments and securitized debt in earnings.  The change in unrealized gain (loss) is directly attributable to changes in market pricing on the underlying investments and securitized debt during the period.  For the three months ended March 31, 2016, unrealized gain (loss), net was $11.6 million decreasing from $28.4 million for the three months ended March 31, 2015.  The decrease was a result of an average smaller investment portfolio and a decrease in   the fair value of our CMBS from a lower average price as a result of mortgage spreads widening.

The following table presents the net unrealized gains and losses we recorded on our investments and securitized debt (dollars in thousands):

	For the three months ended March 31, 2016	For the three months ended March 31, 2015
Agency RMBS	$18,108	$23,535
Non-Agency RMBS	9,593	2,855
Agency and Non-Agency CMBS	(16,384)	308
Whole-Loans	(778)	397
Other securities	(353)	1,315
Securitized debt	583	—
Total	$10,769	$28,410

Other than temporary impairment

With respect to our portfolio, OTTI is generally recorded when the credit quality of the underlying collateral deteriorates and or the expected payments on our IO securities, which are not characterized as derivatives, are faster than previously projected.   The credit deterioration could be as a result of, but not limited to increased projected realized losses, foreclosures, delinquencies and the likelihood of the borrower being able to make payments in the future.  Generally, a prepayment occurs when the collateral securing a loan is sold or transferred and/or the loan has a higher interest rate relative to current interest rates and lenders are willing to extend credit at the lower current interest rate.  During the first quarter of 2016, we experienced an increase in OTTI as a result of an increase in expected payments being faster than previously projected.

The following table presents the other-than-temporary impairments we recorded on our securities portfolio (dollars in thousands):

	For the three months ended March 31, 2016	For the three months ended March 31, 2015
Agency RMBS	$727	$1,122
Non-Agency RMBS	4,917	2,667
Agency and Non-Agency CMBS	2,785	599
Other securities	2,368	263
Total	$10,797	$4,651

Gain (loss) on derivatives, net

For the three months ended March 31, 2016:

Description	Realized Gain (Loss), net	Contractual interest income (expense), net(1)	Return (Recovery) of Basis	Mark-to- market adjustments	Total
Interest rate swaps	$(3,605)	$(8,595)	$167	$(54,248)	$(66,281)
Interest rate swaptions	(712)	—	—	1,309	597
Agency and Non-Agency Interest-Only Strips accounted for as derivatives	300	4,146	(3,383)	(3,679)	(2,616)
Options	4,756	—	—	—	4,756
Futures contracts	14,316	—	—	(1,159)	13,157
Foreign currency forwards	(28)	—	—	(200)	(228)
Foreign currency swaps	3,942	113	—	(4,569)	(514)
Total return swaps	8	221	—	(866)	(637)
TBAs	7,739	—	—	(1,143)	6,596
Total	$26,716	$(4,115)	$(3,216)	$(64,555)	$(45,170)

(1) Contractual interest income (expense), net on derivative instruments includes interest settlement paid or received.

For the three months ended March 31, 2015:

Description	Realized Gain (Loss), net	Contractual interest income (expense), net(1)	Return (Recovery) of Basis	Mark-to- market adjustments	Total
Interest rate swaps	$(1,049)	$(1,784)	$371	$(53,205)	$(55,667)
Interest rate swaptions	713	—	—	(873)	(160)
Agency and Non-Agency Interest-Only Strips accounted for as derivatives	(2)	5,654	(4,478)	(2,395)	(1,221)
Futures contracts	—	—	—	(74)	(74)
Foreign currency forwards	646	—	—	(1,195)	(549)
Foreign currency swaps	—	216	—	4,356	4,572
TBAs	7,448	—	—	(2,651)	4,797
Total	$7,756	$4,086	$(4,107)	$(56,037)	$(48,302)

(1) Contractual interest income (expense), net on derivative instruments includes interest settlement paid or received.

In order to mitigate interest rate risk resulting from our future repurchase agreement borrowings, we entered into interest rate swaps with an aggregate notional amount of approximately $9.3 billion, of which $1.7 billion are forward starting.  As of March 31, 2016, our effective swaps are comprised of approximately $4.0 billion fixed pay rate swaps and $3.7 billion are variable pay swaps, which effectively fix (for the life of the swap) the floating interest rate of approximately $282.8 million of borrowings.  We also entered into interest rate swaptions with an aggregate notional amount of approximately $105.0 million at March 31, 2016.  Similarly, we have entered into currency swaps and currency forwards with an aggregate notional amount of approximately $18.7 million (€15.1 million) in order to mitigate our foreign currency risk on our euro denominated assets and liabilities.  The fair value of our interest rate swaps declined as a result of the swap spreads tightening.  While not designated as a hedge for accounting purposes, our current and future interest rate swaps, interest rate swaptions, foreign currency swaps and foreign currency forwards are, collectively viewed as an economic hedge on a portion of our floating-rate borrowings and foreign currency rate exposure, respectively.  Since we do not apply hedge accounting for these instruments, we record the change in fair value related to such agreements in earnings in Gain (loss) on derivative instruments, net.  Included in Gain (loss) on derivative instruments, net in our Consolidated Statement of Operations are the net interest rate swap payments and currency payments (including accrued amounts) associated with these instruments.

Other, net

For the three months ended March 31, 2016 other loss was $332 thousand of which $575 thousand was related to net foreign currency loss which was partially offset by miscellaneous net interest income on cash collateral for our derivative and repurchase agreements.  For the three months ended March 31, 2015, other income was approximately $2.4 million of which approximately $2.4 million was related to net foreign currency gain and the balance comprised of miscellaneous interest income/ expense on cash collateral for our derivatives and repurchase agreements.  Generally, our foreign currency denominated investments are financed with repurchase agreements in the same currency.  We recognize a gain or loss in foreign currency exchange, depending on the movement of the exchange rates during the period.

Expenses

General and Administrative Expenses

We incurred general and administrative expenses of approximately $3.6 million and $2.9 million for the three months ended March 31, 2016 and March 31, 2015, respectively, which represents professional fees, insurance, non-cash stock based compensation and overhead costs of the Company. The increase in general and administrative expenses from 2016 over 2015 is primarily due to an increase in audit, internal audit, outsourced accounting fees and clearinghouse fees related to our derivative instruments.

Management Fee Expense

We incurred management fee expense of approximately $2.8 million and $2.7 million for the three months ended March 31, 2016 and March 31, 2015, respectively, of which approximately $2.8 million was payable at March 31, 2016 to our Manager under the Management Agreement.  Pursuant to the terms of the Management Agreement, our Manager is paid a management fee equal to 1.5% per annum of our stockholders’ equity (as defined in the Management Agreement), calculated and payable (in cash) quarterly in arrears.

The management fees, expense reimbursements and the relationship between our Manager and us are discussed further in Note 10, “Related Party Transactions,” to the financial statements contained in this Quarterly Report on Form 10-Q.

Book Value Per Share

As of March 31, 2016 and December 31, 2015, our book value per common share was $10.90 and $12.21, respectively.

Non-GAAP Financial Measures

Total interest income including interest income on Agency and Non-Agency Interest-Only Strips classified as derivatives and Effective Cost of Funds (as defined below) for the three months ended March 31, 2016 and March 31, 2015, constitute a Non-GAAP financial measures within the meaning of Regulation G promulgated by the SEC.  We believe that the measures presented in this Quarterly Report on Form 10-Q, when considered together with U.S. GAAP financial measures, provide information that is useful to investors in understanding our borrowing costs and net interest income, as viewed by us.  An analysis of any Non-GAAP financial measure should be made in conjunction with results presented in accordance with GAAP.

For purposes of evaluating operating results, we believe it is useful to present investors with additional information pertaining to the net interest margin generated by our portfolio.  Net interest margin is gross interest, adjusted for amortization/accretion of bond premium/discount, less interest expense or financing cost.  GAAP requires that certain of our Agency and Non-Agency Interest Only Strips be treated as derivatives and, accordingly, the interest income associated with these securities be included with Gain (loss) on derivative instruments, net in our Consolidated Statement of Operations. Accordingly, in order to determine the gross interest income generated by our IO and IIO securities which are classified as derivatives, we calculate the interest income on these securities as if they were not derivatives.  In addition, we include the net interest income on foreign currency swaps and total return swaps in Non-GAAP total interest income.

The following table sets forth certain information regarding our net investment income for the three months ended March 31, 2016 and March 31, 2015 (dollars in thousands):

Non- GAAP Financial Measures:

Period Ended	Average Amortized Cost of Assets(1)	Total Interest Income(2)	Yield on Average Assets(1)	Average Balance of Borrowings	Total Interest Expense(3)	Average Effective Cost of Funds	Net Interest Income	Net Interest Spread
March 31, 2016
Agency RMBS	$1,607,930	$9,353	2.34%	$1,495,608	$2,765	0.74%	$6,588	1.60%
Non-Agency RMBS	469,161	8,051	6.90%	339,710	1,767	2.09%	6,284	4.81%
Agency and Non-Agency CMBS	482,274	9,162	7.64%	337,711	1,706	2.03%	7,456	5.61%
Residential Whole-Loans	205,689	1,866	3.65%	171,620	1,099	2.58%	767	1.07%
Securitized commercial loan	25,000	569	9.15%	17,868	299	6.73%	270	2.42%
Other Securities	104,536	1,493	5.74%	52,014	343	2.65%	1,150	3.09%
Total return swaps	6,729	221	13.21%	n/a	n/a	n/a	221	13.21%
Interest rate swaps	n/a	n/a	n/a	n/a	8,428	1.40%	(8,428)	(1.40)%
Total	$2,901,319	$30,715	4.26%	$2,414,531	$16,407	2.73%	$14,308	1.53%

March 31, 2015
Agency RMBS	$3,090,912	$22,979	3.02%	$3,023,797	$2,979	0.40%	$20,000	2.62%
Non-Agency RMBS	624,315	9,561	6.21%	456,597	1,727	1.53%	7,834	4.68%
Agency and Non-Agency CMBS	474,208	7,815	6.68%	354,500	1,335	1.53%	6,480	5.15%
Residential Whole-Loans	11,233	70	2.53%	8,843	29	1.33%	41	1.20%
Commercial Whole-Loans	3,889	74	7.72%	—	—	—%	74	7.72%
Other Securities	112,784	1,699	6.11%	83,584	332	1.61%	1,367	4.50%
Interest rate swaps	n/a	n/a	n/a	n/a	1,413	0.16%	(1,413)	(0.16)%
Total	$4,317,341	$42,198	3.97%	$3,927,321	$7,815	0.81%	$34,383	3.16%

(1)         Includes Agency and Non-Agency Interest-Only Strips accounted for as derivatives.

(2)         Amounts for the three months ended March 31, 2016 include net (amortization of premiums), accretion of discounts and (amortization/recovery of basis) of approximately $(12.2) million. This amount is composed of approximately $(8.5) million for Agency RMBS included in interest income, approximately $(1.8) million for Non-Agency RMBS included in interest income, approximately $1.4 million for Agency and Non-Agency CMBS included in interest income, approximately $(597) thousand for Residential Whole-Loans included in interest income, approximately $798 thousand for Other securities included in interest income and approximately $(3.4) million of amortization/recovery of basis on Agency and Non-Agency Interest-Only Strips accounted for as derivatives (Non-GAAP measure), not reported in interest income for GAAP (included in Loss on derivative instruments).  For the three months ended March 31, 2015 include net (amortization of premiums), accretion of discounts and (amortization/recovery of basis) of approximately $(21.3) million. This amount is composed of approximately $(15.4) million for Agency RMBS included in interest income, approximately $(2.4) million for Non-Agency RMBS included in interest income, approximately $575 thousand for Agency and Non-Agency CMBS included in interest income, approximately $(46) thousand for Residential Whole-Loans included in interest income, approximately $431 thousand for Other securities included in interest income and approximately $(4.5) million of amortization/recovery of basis on Agency and Non-Agency Interest-Only Strips accounted for as derivatives (Non-GAAP measure), not reported in interest income for GAAP (included in Loss on derivative instruments).

(3)         Includes the net amount paid, including accrued amounts and premium amortization for MAC interest rate swaps during the period included in loss on derivative instruments for GAAP.

We have supplemented our discussion of GAAP net interest income discussed above, with a discussion below of our net interest rate spread including interest income (expense) on Agency and Non-Agency Interest-Only Strips accounted as derivatives and net interest income (expenses), net incurred on swaps, a Non-GAAP measure, defined below, which gives a more concise view of our hedged portfolio as a whole.

Our effective gross yield, a non-GAAP measure, for the three months ended March 31, 2016 and March 31, 2015 was 4.26% and 3.97%, respectively.  Our effective gross yield, a non-GAAP measure, increased for the three months ended March 31, 2016 and 2015 due to the change in composition of our portfolio to more credit-oriented assets.  Our effective cost of funds, a non-GAAP measure, for the three months ended March 31, 2016 and March 31, 2015 was 2.73% and 0.81%, respectively.  The increase in our effective cost of funds for the three months ended March 31, 2016 was a result of: (i) the increase in interest rates, (ii) increased interest costs associated with financing our credit-sensitive investments which generally have higher interest rates than repurchase agreements on Agency RMBS and (iii) the increase in the average effective notional of our net current pay-fixed interest rate swap. The increase was partially offset by lower average repurchase agreement borrowings.

The following table reconciles total interest income to interest income including interest income on Agency and Non-Agency Interest-Only Strips classified as derivatives (Non-GAAP financial measure) for the three months ended March 31, 2016 and March 31, 2015:

(dollars in thousands)	For the three months ended March 31, 2016	For the three months ended March 31, 2015
Coupon interest income	$38,399	$57,680
Premium accretion, discount amortization and amortization of basis, net	(8,781)	(16,874)
Interest income	$29,618	$40,806

Contractual interest income, net of amortization of basis on Agency and Non-Agency Interest-Only Strips, classified as derivatives(1):
Coupon interest income	$4,146	$5,654
Amortization of basis (Non-GAAP Financial Measure)	(3,383)	(4,478)
Contractual interest income, net on Foreign currency swaps(1)	113	216
Contractual interest income, net on Total return swaps(1)	221	—
Subtotal	1,097	1,392
Total interest income, including interest income on Agency and Non-Agency Interest-Only Strips, classified as derivatives and other derivative instruments - Non-GAAP Financial Measure	$30,715	$42,198

(1)         Reported in gain (loss) on derivative instruments in the Consolidated Statement of Operations.

Effective Cost of Funds includes the net interest component related to our interest rate.  While we have not elected hedge accounting for these instruments, such derivative instruments are viewed by us as an economic hedge against increases in future market interest rates on our liabilities and are characterized as hedges for purposes of satisfying the REIT requirements and therefore the Effective Cost of Funds reflects interest expense adjusted to include the realized loss (i.e., the interest expense component) for all of our interest rate swaps.

The following table reconciles the Effective Cost of Funds (Non-GAAP financial measure) with interest expense for the three months ended March 31, 2016 and March 31, 2015:

	For the three months ended March 31, 2016		For the three months ended March 31, 2015
(dollars in thousands)	Reconciliation	Cost of Funds/Effective Borrowing Costs	Reconciliation	Cost of Funds/Effective Borrowing Costs

Interest expense	$7,979	1.33%	$6,402	0.65%
Net interest paid - interest rate swaps	8,428	1.40%	1,413	0.16%
Effective Borrowing Costs	$16,407	2.73%	$7,815	0.81%
Weighted average repurchase borrowings	$2,414,531		$3,927,321

Core Earnings

Our Core Earnings were approximately $8.8 million and $29.5 million for the three months ended March 31, 2016 and March 31, 2015, respectively. Core Earnings is a Non-GAAP financial measure that is used by us to approximate cash yield or income associated with our portfolio and is defined as GAAP net income (loss) as adjusted, excluding: (i) net realized gain (loss) on investments and termination of derivative contracts; (ii) net unrealized gain (loss) on investments; (iii) net gain (loss) resulting from mark-to-market adjustments on derivative contracts; (iv)  other than temporary impairment; (v) non-cash stock-based compensation expense; and (vi) one-time events pursuant to changes in GAAP and certain other non-cash charges after discussions between us, our Manager and our independent directors and after approval by a majority of the our independent directors.

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

The table below reconciles Net Income (Loss) to Core Earnings for the three months ended March 31, 2016 and March 31, 2015:

(dollars in thousands)	For the here months ended March 31, 2016	For the here months ended March 31, 2015

Net Income (loss) — GAAP	$(36,304)	$14,146
Adjustments:

Investments:

Unrealized gain on investments and securitized debt	(10,769)	(28,410)
Other than temporary impairment	10,797	4,651
Realized (gain) loss on sale of investments	6,055	(7,468)

Derivative Instruments:

Realized loss on termination of interest rate swaps	3,605	1,049
Realized gain on settlement of TBAs	(7,739)	(7,448)
Realized (gain) loss on currency forwards	28	(646)
Realized gain on option derivatives	(4,756)	—
Realized gain on termination of futures	(14,316)	—
Realized (gain) loss on sale of swaptions	712	(713)
Realized (gain) loss on Agency Interest-Only Strips — accounted for as derivatives	(300)	2
Realized gain on foreign currency swaps	(3,942)	—
Realized gain on total return swap	(8)	—
Realized gain on foreign currency transactions	(521)	(1,705)
Unrealized (gain) loss on foreign currency transactions	1,096	(691)
Mark-to-market adjustments on interest rate swaps	54,248	53,205
Mark-to-market adjustments on interest rate swaptions	(1,309)	873
Mark-to-market adjustments on futures contracts	1,159	74
Mark-to-market adjustments on TBAs	1,143	2,651
Mark-to-market adjustments on IOs	3,679	2,395
Mark-to-market adjustments on foreign currency swaps	4,569	(4,356)
Mark-to-market adjustments on total return swaps	866	—
Mark-to-market adjustments on foreign currency forwards	200	1,195

Non-cash stock-based compensation expense	572	679
Total adjustments	45,069	15,337
Core Earnings — Non-GAAP Financial Measure	$8,765	$29,483

Basic Core Earnings per Share of Common Stock and Participating Securities - Non-GAAP Financial Measure	$0.21	$0.71
Diluted Core Earnings per Share of Common Stock and Participating Securities - Non-GAAP Financial Measure	$0.21	$0.71

Basic weighted average common shares and participating securities	41,950,076	41,803,480
Diluted weighted average common shares and participating securities	41,950,076	41,803,480

Alternatively, our Core Earnings can also be derived as presented in the table below by starting with Net interest income, including interest income on Interest-Only Strips accounted for as derivatives and other derivatives, and net interest expense incurred on interest rate swaps (a Non-GAAP financial measure), subtracting Operating Expenses, adding Non-cash stock based compensation, and adding Interest income on cash balances and other income (loss), net:

(dollars in thousands)	For the three months ended March 31, 2016	For the three months ended March 31, 2015
Net interest income including interest income on Interest-Only Strips accounted for as derivatives and interest income (expense), net incurred on interest rate swaps, total return swaps and foreign currency swaps (a Non-GAAP financial measure)	$14,308	$34,383
Total Operating Expenses	(6,358)	(5,567)
Non-cash stock based compensation	572	679
Interest income on cash balances and other income (loss), net	243	(12)
Core Earnings (a Non-GAAP financial measure)	$8,765	$29,483

Liquidity and Capital Resources

General

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain our assets and operations make distributions to our stockholders and other general business needs.  To maintain our REIT qualifications under the Internal Revenue Code, we must distribute annually at least 90% of our taxable income, excluding capital gains, such distributions requirements limit our ability to retain earnings and increase capital for operations. We believe that our significant capital resources and access to financing will provide us with financial flexibility at levels sufficient to meet current and anticipated capital requirements, including funding new investment opportunities, paying distributions to our stockholders and servicing our debt obligations.

Our liquidity and capital resources are managed on a daily basis to ensure that we have sufficient liquidity to absorb market events that could negatively impact collateral valuations and result in margin calls as well as to ensure that we have the flexibility to manage our investment portfolio to take advantage of market opportunities. Our principal sources of cash consist of borrowings under repurchase agreements, payments of principal and interest on our investment portfolio and cash generated from operations.

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

At March 31, 2016, our primary sources of cash consisted of borrowings under our repurchase agreements, principal payments and net interest margin generated from our investment portfolio.

Borrowings Under Agreements

As of March 31, 2016, we had master repurchase agreements with 27 counterparties.  We had borrowings under repurchase agreements with 20 counterparties of approximately $2.4 billion at March 31, 2016.  The following tables present our repurchase agreement borrowings by type of collateral pledged, as of March 31, 2016 and March 31, 2015, and the respective effective cost of funds (Non-GAAP financial measure) for the three months ended March 31, 2016 and March 31, 2015, respectively.  See “Non-GAAP Financial Measures” (dollars in thousands):

Collateral	Borrowings Outstanding March 31, 2016	Fair Value of Collateral Pledged (1)	Weighted Average Interest Rate end of period	Weighted Average Cost of Funds for the three months ended March 31, 2016	Weighted Average Effective Cost of Funds (Non- GAAP) for the three months ended March 31, 2016 (2)	Weighted Average Haircut end of period
Agency RMBS	$1,591,880	$1,663,353	0.75%	0.74%	0.74%	4.54%
Non-Agency RMBS	295,369	442,742	2.21	2.09	2.09	30.85
Agency and Non-Agency CMBS(3)	318,146	433,752	2.12	2.03	2.03	27.40
Whole-Loans and securitized commercial loan(4)	170,788	214,525	2.46	2.59	2.59	21.19
Other securities	26,946	47,999	2.68	2.65	2.65	43.46
Interest rate swaps	n/a	n/a	n/a	n/a	1.40	n/a
Total	$2,403,129	$2,802,371	1.25%	1.29%	2.70%	12.42%

(1)         Excludes approximately $19.5 million of cash collateral posted.

(2)         The effective cost of funds for the period presented is calculated on an annualized basis and includes interest expense for the period and net periodic interest payments on interest rate swaps, net of premium amortization on MAC swaps, of approximately $8.4 million for the three months ended March 31, 2016.  While interest rate swaps are not accounted for using hedge accounting, such instruments are viewed by us as an economic hedge against increases in interest rates on our liabilities and are treated as hedges for purposes of satisfying the REIT requirements.  See “Non-GAAP Financial Measures”.

(3)         Including Non U.S. CMBS pledged as collateral and Non U.S. repurchase agreement borrowings.

(4)         Repurchase agreement borrowings collateralized by Whole-Loans and securitized commercial loan owned through trust certificates.  The trust certificates are eliminated upon consolidation.

Collateral	Borrowings Outstanding March 31, 2015	Fair Value of Collateral Pledged (1)	Weighted Average Interest Rate end of period	Weighted Average Cost of Funds for the three months ended March 31, 2015	Weighted Average Effective Cost of Funds (Non- GAAP) for the three months ended March 31, 2015 (2)	Weighted Average Haircut end of period
Agency RMBS	$2,793,272	$2,940,283	0.41%	0.40%	0.57%	5.37%
Non-Agency RMBS	413,517	600,712	1.60	1.53	1.61	30.87
Agency and Non-Agency CMBS(3)	345,903	473,556	1.57	1.53	1.63	25.97
Whole-Loans and securitized commercial loan(4)	13,117	17,860	1.93	1.33	1.33	23.75
Other securities	83,130	108,059	1.60	1.61	1.61	24.43
Interest rate swaps	n/a	n/a	n/a	n/a	0.16	n/a
Total	$3,648,939	$4,140,470	0.68%	0.65%	0.81%	10.71%

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

As of March 31, 2016, our repurchase agreements require collateral in excess of the loan amount, or haircuts, ranging from a low of 3.0% to a high of 5.0% for Agency RMBS, exclusive of IOs and IIOs for which the haircuts are as high as 25.0%. For Non-Agency RMBS and Agency and Non-Agency CMBS, haircuts range from a low of 13.0% to a high of 50.0%. Haircuts for other securities and Whole-Loans range from a low of 20.0% to a high of 50.0%.  Declines in the value of our portfolio can trigger margin calls by our counterparties under our repurchase agreements.  Margin calls could adversely affect our liquidity. Our inability to post adequate collateral for a margin call by the counterparty could result in a condition of default under our repurchase agreements.  An event of default or termination event would give some of our counterparties the option to terminate all existing repurchase transactions with us and require any amount due to the counterparties by us to be payable immediately.  If this were to occur, we may be forced to sell assets under adverse market conditions or through foreclosure which may have a material adverse consequence on our business, financial position, our results of operations and cash flows.  During the three months ended March 31, 2016, we were able to satisfy margin calls using cash on hand. and cash from our repurchase agreement borrowings.

Under the repurchase agreements, the respective counterparties, subject to the terms of the individual agreements, retain the right to determine the fair value of the underlying collateral.  A reduction in the value of pledged assets requires us to provide additional collateral or fund margin calls.  In addition, certain of the repurchase agreements may be terminated by our counterparties if we do not maintain certain equity and leverage metrics, the most restrictive of which include a limit on leverage based on the composition of our portfolio.  We were in compliance with the terms of such financial tests at March 31, 2016.  At March 31, 2016, approximately $2.8 billion of our investments served as collateral for repurchase agreements.  At December 31, 2015, approximately $3.0 billion of our investments served as collateral for repurchase agreements.

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

Cash Generated from Operations

For the three months ended March 31, 2016 and March 31, 2015, net cash generated from operating activities was approximately $4.0 million and $26.1 million, which was primarily attributable to the net interest income we earned on our investments less operating expenses The decrease period over period was mainly attributable to a smaller investment portfolio and higher cost of funds.

Cash Provided by and Used in Investing Activities

For the three months ended March 31, 2016 and March 31, 2015 net cash generated from investing activities was approximately $210.8 million and $226.4 million, respectively. This was primarily attributable to our proceeds from sales and receipt of principal payments on our investments, which was partially offset by investment acquisitions and repayments on reverse repurchase agreements.

Cash Provided by and Used in Financing Activities

For the three months ended March 31, 2016 and March 31, 2015 net cash used in financing activities was approximately $217.1 million and $274.3 million, respectively.  This was primarily attributable to lower weighted average borrowing on our investment portfolio.

Other Potential Sources of Financing

We held cash of approximately $22.4 million and $25.5 million at March 31, 2016 and March 31, 2015, respectively.  Our primary sources of cash currently consist of repurchase facility borrowings, investment income, principal repayments on investments and the proceeds of any future securities offering, to the extent available in the capital markets.  In the future, we expect our primary sources of liquidity to consist of payments of principal and interest we receive on our investments, unused borrowing capacity under our financing sources and future issuances of equity and debt securities.

Contractual Obligations and Commitments

Our contractual obligations as of March 31, 2016 are as follows (dollars in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total

Borrowings under repurchase agreements(2)	$2,403,129	—	—	—	$2,403,129
Investment related payables	18,044	—	—	—	18,044
TBA — long positions	958,832	—	—	—	958,832
Total: Non-GAAP Basis	3,380,005	—	—	—	3,380,005
TBA-long positions	958,832	—	—	—	958,832
Total: GAAP Basis —Excluding TBA-long positions	$2,421,173	—	—	—	$2,421,173

(1)         The table above does not include amounts due under the Management Agreement (as defined herein) with our Manager, as those obligations do not have fixed and determinable payments.

(2)         Excludes unamortized debt issuance cost.

Repurchase Agreements

As of March 31, 2016 we have an obligation for approximately $6.2 million in contractual interest payments related to our repurchase agreements through the respective maturity date of each repurchase agreement.

Securitized Debt

At March 31, 2016, we had securitized debt related to the consolidated VIEs, with a balance of $11.0 million (and a fair value of $10.4 million).  The securitized debt and related interest payments of the VIEs can only be settled with the securitized commercial loan that serve as collateral of the VIE and is non-recourse to us.

Management Agreement

On May 9, 2012, we entered into a management agreement (the “Management Agreement”) with our Manager which describes the services to be provided by our Manager and compensation for such services. Our Manager is responsible for managing our operations, including: (i) performing all of our day-to-day functions; (ii) determining investment criteria in conjunction with our Board of Directors; (iii) sourcing, analyzing and executing investments, asset sales and financings; (iv) performing asset management duties; and (v) performing financial and accounting management, subject to the direction and oversight of our Board of Directors. Pursuant to the terms of the Management Agreement, our Manager is paid a management fee equal to 1.50% per annum of our stockholders’ equity, (as defined in the Management Agreement), calculated and payable (in cash) quarterly in arrears. For purposes of calculating the management fee, “stockholders’ equity” means the sum of the net proceeds from any issuances of our equity securities since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus retained earnings, calculated in accordance with GAAP, at the end of the most recently completed fiscal quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less any amount paid for repurchases of our shares of common stock, excluding any unrealized gains, losses or other non-cash items, including OTTI charges, unrealized gain (loss), net and the non-cash portion of gain (loss) on derivative instruments, that have impacted stockholders’ equity as reported in our consolidated financial statements prepared in accordance with GAAP, regardless of whether such items are included in other comprehensive income or loss, or in net income, and excluding one-time events pursuant to changes in GAAP and certain other non-cash charges after discussions between our Manager and our independent directors and after approval by at least two-thirds (2/3) of our independent directors. However, if our stockholders’ equity for any given quarter is negative based on the calculation described above, our Manager will not be entitled to receive any management fee for that quarter.

In addition, under the Management Agreement, we are required to reimburse our Manager for the expenses described below. Expense reimbursements to the Manager are made in cash on a regular basis. Our reimbursement obligation is not subject to any dollar limitation. Because our Manager’s personnel perform certain legal, accounting, due diligence tasks and other services that outside professionals or outside consultants otherwise would perform, our Manager may be paid or reimbursed for the documented cost of performing such tasks, provided that such costs and reimbursements are in amounts which are no greater than those which would be payable to outside professionals or consultants engaged to perform such services pursuant to agreements negotiated on an arm’s-length basis.  We also reimburse our Manager for certain direct costs, such as the travel expenses of our officers, incurred by our Manager on our behalf.  As of January 1, 2014, our former chief financial officer became an employee of the Manager.  Accordingly, we reimbursed our Manager for his compensation and benefits as well as the compensation and benefits provided to our controller.  For the three months ended March 31, 2016 and March 31, 2015, we recorded expenses, paid by the Manager on our behalf, totaling approximately $72 thousand and $137 thousand related to employee costs and benefits associated with our chief financial officer and controller, respectively.

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

Off-Balance Sheet Arrangements

As of March 31, 2016, we held contracts to purchase (“long position”) and sell (“short position”) TBAs on a forward basis.  If a counterparty to one of the TBAs that we enter into defaults on its obligations, we may not receive payments or securities due under the TBA agreement, and thus, we may lose any unrealized gain associated with that TBA transaction.

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

Credit Risk

We are subject to varying degrees of credit risk in connection with our assets. Although we do not expect to encounter credit risk in our Agency RMBS, we are exposed to the risk of potential credit losses from general credit spread widening related to Non-Agency RMBS, CMBS and other portfolio investments in addition to unexpected increase in borrower defaults on these securities, as well as our Whole-Loans. Investment decisions are made following a bottom-up credit analysis and specific risk assumptions. As part of the risk management process, our Manager uses detailed proprietary models, applicable to evaluate, depending on the asset class, house price appreciation and depreciation by region, prepayment speeds and foreclosure/default frequency, cost and timing. If our Manager determines that the proposed investment can meet the appropriate risk and return criteria as well as complement our existing asset portfolio, the investment will undergo a more thorough analysis.

As of March 31, 2016, 16 of the counterparties that we had outstanding repurchase agreement borrowings held collateral which we posted as security for such borrowings in excess of 5% of our Stockholders’ equity.  Prior to entering into a repurchase agreement with any particular institution, our Manager does a thorough review of such potential counterparty.  Such review, however, does not assure the creditworthiness of such counterparty nor that the financial wherewithal of the counterparty will not deteriorate in the future.

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

The sensitivity analysis table presented below shows the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments, including interest rate swaps, Interest-Only Strips, and net interest income at March 31, 2016, assuming a static portfolio of assets. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our Manager’s expectations. The analysis presented utilizes our Manager’s assumptions, models and estimates, which are based on our Manager’s judgment and experience.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+1.00%	2.00%	(1.34)%
+0.50%	1.00%	(0.59)%
-0.50%	(1.00)%	0.33%
-1.00%	(2.00)%	0.33%

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

Certain assumptions have been made in connection with the calculation of the information set forth in the table above and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes.  The base interest rate scenario assumes interest rates at March 31, 2016.  The analysis presented utilizes assumptions and estimates based on our Manager’s judgment and experience.  Furthermore, while we generally expect to retain such assets and the associated interest rate risk, future purchases and sales of assets could materially change our interest rate risk profile.

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

As of March 31, 2016, we have entered into five master securities forward trading agreements, or MSFTAs, which may govern the trading of some or all TBA transactions.  Pursuant to the terms of these MSFTAs, we and our counterparties would be required to post margin to the other when the mark to market exposure of the TBA transactions executed under the agreement exceed certain thresholds.  We expect to continue to negotiate and enter into MSFTAs with additional TBA counterparties.  The margin provisions of the MSFTA help to mitigate, but do not eliminate, counterparty risk associated with TBA transactions.  If a counterparty to a TBA transaction cannot perform under the terms of the trade, we may not receive securities we have agreed to purchase or payment for securities we have agreed to sell, and thus, we may lose any unrealized gain associated with such transaction.

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

We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of March 31, 2016. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

No change occurred in our internal control over financial reporting (as defined in Rule13a-15(f) and Rule 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  Legal Proceedings

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business.  As of March 31, 2016, the Company was not involved in any legal proceedings.

ITEM 1A.  Risk Factors

There were no material changes during the period covered by this report to the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on March 11, 2016.  Additional risks not presently known, or that we currently deem immaterial, also may have a material adverse effect on our business, financial condition and results of operation.

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

May 6, 2016

By:	/s/ LISA MEYER

Lisa Meyer
Interim Chief Financial Officer (Principal Financial and Accounting Officer)

May 6, 2016