Form 10-Q
period 2016-06-30
Western Asset Mortgage Capital Corp
filed 2016-08-05
CIK 1465885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 under the Securities Exchange Act of 1934).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

As of August 3, 2016, there were 41,919,801 shares, par value $0.01, of the registrant’s common stock issued and outstanding.

Western Asset Mortgage Capital Corporation and Subsidiaries

Consolidated Balance Sheets

(in thousands—except share and per share data)

	June 30, 2016 (Unaudited)	December 31, 2015
Assets:
Cash and cash equivalents	$33,869	$24,711
Mortgage-backed securities and other securities, at fair value ($2,469,503 and $2,777,717 pledged as collateral, at fair value, respectively)	2,474,933	2,851,127
Residential Whole-Loans, at fair value ($189,696 and $218,538 pledged as collateral, at fair value, respectively)	189,696	218,538
Securitized commercial loan, at fair value	23,688	25,000
Investment related receivable	11,598	572
Accrued interest receivable	24,292	22,621
Due from counterparties	306,070	249,563
Derivative assets, at fair value	172,962	21,915
Other assets	878	382
Total Assets (1)	$3,237,986	$3,414,429

Liabilities and Stockholders’ Equity:
Liabilities:
Borrowings under repurchase agreements, net	$2,310,719	$2,585,667
Securitized debt, at fair value	10,423	11,000
Accrued interest payable	17,211	20,431
Investment related payables	1,581	66,146
Due to counterparties	16,664	9,950
Derivative liability, at fair value	401,674	180,177
Accounts payable and accrued expenses	2,112	2,078
Payable to related party	2,901	3,019
Dividend payable	12,995	24,313
Total Liabilities (2)	2,776,280	2,902,781

Commitments and contingencies

Stockholders’ Equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, 41,919,801 shares issued and outstanding, respectively	419	419
Preferred stock, $0.01 par value, 100,000,000 shares authorized and no shares outstanding	—	—
Additional paid-in capital	764,230	763,283
Retained earnings (accumulated deficit)	(302,943)	(252,054)
Total Stockholders’ Equity	461,706	511,648
Total Liabilities and Stockholders’ Equity	$3,237,986	$3,414,429

See notes to unaudited consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiaries

Consolidated Balance Sheets (Continued)

(in thousands—except share and per share data)

	June 30, 2016 (Unaudited)	December 31, 2015
(1) Assets of consolidated VIEs included in the total assets above:
Residential Whole-Loans, at fair value ($189,696 and $218,538 pledged as collateral, at fair value, respectively)	$189,696	$218,538
Securitized commercial loan, at fair value	23,688	25,000
Investment related receivable	6,370	—
Accrued interest receivable	1,656	1,836
Total assets of consolidated VIEs	$221,410	$245,374

(2) Liabilities of consolidated VIEs included in the total liabilities above:
Securitized debt, at fair value	$10,423	$11,000
Accrued interest payable	82	85
Accounts payable and accrued expenses	2	2
Total liabilities of consolidated VIEs	$10,507	$11,087

See notes to unaudited consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiaries

Consolidated Statements of Operations

(in thousands—except share and per share data)

(Unaudited)

	For the three months ended June 30, 2016	For the three months ended June 30, 2015	For the six months ended June 30, 2016	For the six months ended June 30, 2015

Net Interest Income
Interest income	$29,220	$41,029	$58,838	$81,835
Interest expense	7,727	6,577	15,706	12,979
Net Interest Income	21,493	34,452	43,132	68,856

Other Income (Loss)
Realized gain (loss) on sale of investments, net	(352)	4,281	(6,407)	11,749
Other than temporary impairment	(6,356)	(4,316)	(17,153)	(8,967)
Unrealized gain (loss), net	21,510	(42,849)	32,278	(14,439)
Gain (loss) on derivative instruments, net	(14,165)	13,154	(59,335)	(35,148)
Other, net	234	(611)	(98)	1,773
Other Income (Loss)	871	(30,341)	(50,715)	(45,032)

Expenses
Management fee to affiliate	2,588	2,679	5,340	5,372
Other operating expenses	183	260	621	673
General and administrative expenses
Compensation expense (including non-cash stock based compensation of $346, $781, $918 and $1,460, respectively)	649	1,176	1,386	2,149
Professional fees	1,222	1,244	3,224	2,379
Other general and administrative expenses	419	445	847	798
Total general and administrative expenses	2,290	2,865	5,457	5,326
Total Expenses	5,061	5,804	11,418	11,371

Net income (loss) available to Common Stock and participating securities	$17,303	$(1,693)	$(19,001)	$12,453

Net income (loss) per Common Share — Basic	$0.41	$(0.05)	$(0.46)	$0.29
Net income (loss) per Common Share — Diluted	$0.41	$(0.05)	$(0.46)	$0.29
Dividends Declared per Share of Common Stock	$0.31	$0.64	$0.76	$1.31

See notes to unaudited consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands—except shares and share data)

	Common Stock		Additional Paid-	Retained Earnings (Accumulated)
	Shares	Par	In Capital	Deficit	Total
Balance at December 31, 2014	41,719,801	$417	$760,925	$(138,130)	$623,212
Grants of restricted stock	200,000	2	(2)	—	—
Vesting of restricted stock	—	—	2,301	—	2,301
Net loss	—	—	—	(9,484)	(9,484)
Dividends declared on common stock	—	—	59	(104,440)	(104,381)
Balance at December 31, 2015	41,919,801	$419	$763,283	$(252,054)	$511,648
Vesting of restricted stock	—	—	918	—	918
Net loss	—	—	—	(19,001)	(19,001)
Dividends declared on common stock	—	—	29	(31,888)	(31,859)
Balance at June 30, 2016 (unaudited)	41,919,801	$419	$764,230	$(302,943)	$461,706

See notes to unaudited consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	For the six months ended June 30, 2016	For the six months ended June 30, 2015
Cash flows from operating activities:
Net income (loss)	$(19,001)	$12,453
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Premium amortization and (discount accretion) on investments, net	1,861	3,596
Interest income earned added to principal of securities	(195)	—
Amortization of deferred financing costs	134	34
Restricted stock amortization expense	918	1,460
Premium amortization for MAC interest rate swaps	(326)	(738)
Interest payments and basis recovered on MAC interest rate swaps	326	919
Premium on purchase of Residential Whole-Loans	—	(332)
Unrealized (gain) loss, net	(32,278)	14,439
Mark-to-market adjustments on derivative instruments	72,127	24,406
Other than temporary impairment	17,153	8,967
Realized (gain) loss on sale of securities, net	6,407	(11,749)
Realized loss on sale of Interest-Only Strips accounted for as derivatives, net	155	2
Realized loss on termination of MAC interest rate swaps containing an other-than-insignificant financing element	—	8,514
Realized gain on sale of TBAs, net	(8,587)	(6,477)
Realized loss on sale of swaptions, net	1,035	3,723
Realized (gain) loss on futures	(13,409)	459
Realized loss on forward contracts	193	846
Realized gain on options	(4,756)	—
Realized gain on foreign currency swaps	(3,942)	—
Realized gain on total return swaps	(15)	—
(Gain) loss on foreign currency transactions, net	561	(1,738)
Changes in operating assets and liabilities:
Increase in accrued interest receivable	(1,671)	(13,544)
Increase in other assets	(496)	(554)
Increase (decrease) in accrued interest payable	(3,220)	17,267
Increase in accounts payable and accrued expenses	34	815
Increase (decrease) in payable to related party	(118)	679
Net cash provided by operating activities	12,890	63,447

Cash flows from investing activities:
Purchase of securities	(1,065,782)	(473,683)
Proceeds from sale of securities	1,211,679	824,828
Principal payments and basis recovered on securities	163,960	210,145
Purchase of Residential Whole-Loans	—	(16,993)
Principal payments on Residential Whole-Loans	21,964	2,563
Purchase of Commercial Whole-Loans	—	(8,750)
Payment of premium for option derivatives	(17,951)	—
Premium received from option derivatives	22,707	—
Net settlements of TBAs	8,591	8,664
Net payments on termination of futures	13,409	(459)
Proceeds from sale of interest rate swaptions	2,075	25,621
Premium for MAC interest rate swaps	465	(3,245)
Interest payments and basis recovered on MAC interest rate swaps	(326)	(705)
Due from counterparties	(9,719)	—
Payment on termination of foreign currency swaps	3,942	—
Payments on total return swaps	15	—
Premium for interest rate swaptions, net	—	(29,344)
Net cash provided by investing activities	355,029	538,642

Cash flows from financing activities:
Proceeds from repurchase agreement borrowings	6,992,363	9,412,084
Repayments of repurchase agreement borrowings	(7,267,742)	(9,911,821)
Proceeds from forward contracts	49,441	153,085
Repayments of forward contracts	(49,634)	(153,931)
Payments on termination of MAC interest rate swaps	—	(18,414)
Interest payments and basis recovered on MAC interest rate swaps containing an other-than-insignificant financing element	—	(214)
Payments made for deferred financing costs	—	(202)
Due from counterparties, net	(46,788)	(46,912)
Due to counterparties, net	6,714	(3,670)
Dividends paid on common stock	(43,177)	(57,289)
Net cash used in financing activities	(358,823)	(627,284)

Effect of exchange rate changes on cash and cash equivalents	62	163

Net increase (decrease) in cash and cash equivalents	9,158	(25,032)
Cash and cash equivalents beginning of period	24,711	47,222
Cash and cash equivalents end of period	$33,869	$22,190

Supplemental disclosure of operating cash flow information:
Interest paid	$15,478	$13,402
Supplemental disclosure of non-cash financing/investing activities:
Principal payments of securities, not settled	$—	$22
Securities sold, not settled	$3,652	$—
Net unsettled TBAs	$(5)	$(2)
Dividends and distributions declared, not paid	$12,995	$26,829
Principal payments of Residential Whole-Loans, not settled	$6,370	—

See notes to unaudited consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(in thousands- except share and per share data)

The following defines certain of the commonly used terms in these Notes to Consolidated Financial Statements: “Agency” or “Agencies” refer to a federally chartered corporation, such as the Federal National Mortgage Association (“Fannie Mae” or “FNMA”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac” or “FHLMC”), or an agency of the U.S. Government, such as the Government National Mortgage Association (“Ginnie Mae” or “GNMA”); references to “MBS” refer to mortgage backed securities, including residential mortgage-backed securities or “RMBS,” commercial mortgage-backed securities or “CMBS,” and “Interest-Only Strips” (as defined herein);”Agency MBS” refer to RMBS, CMBS and Interest-Only Strips issued or guaranteed by the Agencies while “Non-Agency MBS” refer to RMBS, CMBS and Interest-Only Strips that are not issued or guaranteed by the Agencies; references to “ARMs” refers to adjustable rate mortgages; references to “Interest-Only Strips” refer to interest-only (“IO”) and inverse interest-only (“IIO”) securities issued as part of or collateralized with MBS; references to “TBA” refer to To-Be-Announced Securities;   references to Residential Whole-Loans and Commercial Whole-Loans (collectively “Whole-Loans”) refer to individual mortgage loans secured by single family and commercial properties, respectively.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited financial statements and related notes have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting in accordance with Article 10 of Regulation S-X and the instructions to Form 10-Q.  Certain prior period amounts have been reclassified to conform to the current period’s presentation. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary have been made to present fairly the Company’s financial position, results of operations and cash flows. The results of operations for the period ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year or any future period. These consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission (“SEC”) on March 11, 2016.

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and variable interest entities (“VIEs”) in which we are considered the primary beneficiary.  Refer to Note 5 - “Variable Interest Entities” for additional information regarding the impact of consolidating these VIEs.  All intercompany amounts between the Company and its subsidiary and consolidated VIEs have been eliminated in consolidation.

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

To assess whether the Company has the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE, it considers all of its economic interests. This assessment requires the Company to apply judgment in determining whether these interests, in the aggregate, are considered potentially significant to the VIE. Factors considered in assessing significance include: the design of the VIE, including its capitalization structure; subordination of interests; payment priority; relative share of interests held across various classes within the VIE’s capital structure; and the reasons why the interests are held by the Company.

In instances when a VIE is owned by both the Company and related parties, the Company considers whether there is a single party in the related party group that meets both the power and losses or benefits criteria on its own as though no related party relationship existed.  If one party within the related party group meets both these criteria, such reporting entity is the primary beneficiary of the VIE and no further analysis is needed.  If no party within the related party group on its own meets both the power and losses or benefits criteria, but the related party group does as a whole meets these two criteria, the determination of primary beneficiary within the related party group is based upon an analysis of the facts and circumstances with the objective of determining which party is most closely associated with the VIE.  Determining the primary beneficiary within the related party group requires significant judgment.

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

Use of Estimates

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.

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

Valuation of financial instruments

The Company discloses the fair value of its financial instruments according to a fair value hierarchy (Levels I, II, and III, as defined below) in accordance with GAAP. GAAP establishes a framework for measuring fair value and expands financial statement disclosure requirements for fair value measurements. GAAP further specifies a hierarchy of valuation techniques, which is based on whether the inputs into the valuation technique are observable or unobservable. The hierarchy is as follows:

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

When available, the Company uses quoted market prices to determine the fair value of an asset or liability. If quoted market prices are not available, the Company will use independent pricing services and if the independent pricing service cannot price a particular asset or liability, the Company will obtain third party broker quotes. The Manager’s pricing group, which functions independently from its portfolio management personnel, reviews the third party broker quotes for reasonableness using alternate sources when available.  If independent pricing service, or third party broker quotes are not available, the Company determines the fair value of the securities using valuation techniques that use, when possible, current market-based or independently-sourced market parameters, such as interest rates and when applicable, estimates of prepayment and credit losses.

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

Residential Whole- Loans

The Company records its purchases of residential loans on settlement date as the amount paid to the seller plus any fees paid or less any fees received.  All other costs incurred in connection with acquiring residential and commercial loans or committing to purchase residential and commercial loans are charged to expense as incurred. The Company amortizes or accretes any premium or discount over the life of the related loan utilizing the effective interest method, based on the contractual payment terms of the loan. On at least a quarterly basis, the Company evaluates the collectability of both interest and principal of each loan, if circumstances warrant, to determine whether such loan is impaired. A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms. When a loan is impaired, the Company does not record an allowance for loan loss as the Company has elected the fair value option.  However, income recognition is suspended for loans at the earlier of the date at which payments become 90-days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired loan is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. A loan is written off when it is no longer realizable and/or legally discharged.

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

The Company assesses its Agency MBS, Non-Agency MBS and other securities, excluding Interest-Only Strips, rated AA and higher at the time of purchase, for other-than-temporary impairment (“OTTI”) on at least a quarterly basis. The determination of whether a security is other—than—temporarily impaired involves judgment and assumptions based on subjective and objective factors.  When the fair value of an investment is less than its amortized cost at the balance sheet date, during a reporting period, the security is considered impaired and the impairment is designated as either “temporary” or “other-than-temporary.” In deciding on whether or not a security is other-than-temporarily impaired, the Company considers several factors, including the nature of the investment, communications (if any) from the trustee of securitization regarding the credit quality of the security, the severity and duration of the impairment and the cause of the impairment. When a security is impaired an OTTI is considered to have occurred if there is an adverse change in the expected cash flows (principal or interest) to be received and the fair value of the security is less than its carrying amount and either the Company intends to sell the security or it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost.    In determining whether an adverse change in cash flows occurred, the present value of the remaining cash flows, as estimated at the initial transaction date (or the last date previously revised), is compared to the present value of the expected cash flows at the current reporting date.  The estimated cash flows reflect those a “market participant” would use and are discounted at a rate equal to the current yield used to accrete interest income. The OTTI is recorded in the Company’s Consolidated Statements of Operations.

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

Securities denominated in a foreign currency contain additional risk in that the amortized cost basis for those securities may not be recovered due to declines in currency exchange rates.  The Company considers the length of time that the security’s fair value has declined due to the decline in foreign exchange rates, when assessing OTTI.

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

Sales of Investments

Sales of investments are driven by the Company’s portfolio management process. The Company seeks to mitigate risks including those associated with prepayments, defaults and severities, amongst others and will opportunistically rotate the portfolio into securities and/or other investments the Company’s Manager believes have more favorable attributes. Strategies may also be employed to manage net capital gains, which need to be distributed for tax purposes.

Realized gains or losses on sales of investments, including Agency Interest-Only Strips not characterized as derivatives, are included in Realized gain (loss) on sale of investments, net in the Consolidated Statements of Operations, and are recorded at the time of disposition.  Realized gains or losses on Interest-Only Strips which are characterized as derivatives are included in Gain (loss) on derivative instruments, net in the Consolidated Statements of Operations.  The cost of positions sold is calculated using the specific identification method.

Foreign currency transactions

The Company has and expects to continue to enter into transactions denominated in foreign currency from time to time.  At the date the transaction is recognized, the asset and/or liability will be measured and recorded using the exchange rate in effect at the date of the transaction.  At each balance sheet date, such foreign currency assets and liabilities are re-measured using the exchange rate in effect at the date of the balance sheet, resulting in unrealized foreign currency gains or losses.  Unrealized foreign currency gains or losses on MBS and other assets are recorded in Unrealized gain (loss), net in the Consolidated Statement of Operations. In addition, the Company evaluates whether an OTTI is deemed to have occurred on MBS and other assets denominated in a foreign currency.  Cash flows from MBS and other assets denominated in foreign currencies are received in a foreign currency, and as a result, the Company may incur a loss due to changes in foreign exchange rates even when all contractual cash flows are received.   These adjustments are reflected in the Consolidated Statements of Operations as Other than temporary impairment.  Unrealized and realized foreign currency gains or losses on borrowings under repurchase agreements are recorded in Other, net in the Consolidated Statement of Operations. Interest income from investments denominated in a foreign currency and interest expense on borrowings denominated in a foreign currency are recorded at the average rate of exchange during the period.

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

GAAP requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and to measure those instruments at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative. The fair value adjustment will affect either other comprehensive income in stockholders’ equity until the hedged item is recognized in earnings or net income depending on whether the derivative instrument is designated and qualifies as a for hedge for accounting purposes and if so, the nature of the hedging activity.  The Company elected not to apply hedge accounting for its derivative instruments.  Accordingly, the Company records the change in fair value of its derivative instruments, which includes net interest rate swap payments/receipts (including accrued amounts) and net currency payments (including accrued amounts) related to interest rate swaps and currency swaps, respectively, in Gain (loss) on derivative instruments, net in its Consolidated Statements of Operations.

In the Company’s Consolidated Statements of Cash Flows, premiums received or paid on termination of its interest rate swaps, excluding interest rate swaps containing an other-than-insignificant financing element and the unamortized premium of market agreed coupon (“MAC”) interest rate swaps, are included in cash flows from operating activities. Notwithstanding the foregoing, proceeds and payments on settlement of swaptions, mortgage put options, futures contracts and TBAs are included in cash flows from investing activities.  Proceeds and payments on settlement of forward contracts are reflected in cash flows from financing activities in the Company’s Consolidated Statements of Cash Flows.  While payments made at the time of entering MAC interest rate swaps are included in cash flows from investing activities, payments received by the Company upon entering MAC interest rate swaps are included in either cash flows from investing activities or cash flows financing activities, depending on whether or not the derivative instrument includes an other-than-insignificant financing element.  For MAC interest rate swaps containing an other-than-insignificant financing element, all cash flows over the life of the derivative are treated as cash flows from financing activities.  Return and recovery of basis activity for MAC interest rate swaps is included in cash flows from investing activities for swaps not containing an other-than-insignificant financing element in the Company’s Consolidated Statements of Cash Flows.  For Agency and Non-Agency Interest-Only Strips accounted for as derivatives, the purchase, sale and recovery of basis activity is included with MBS and other securities under cash flows from investing activities in the Company’s Consolidated Statements of Cash Flows.

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

Repurchase agreements and Reverse Repurchase agreements

The Company pledges its investments as collateral under repurchase agreements, which are treated as collateralized financing transactions, unless they meet sales treatment. The terms and conditions of the repurchase agreements are negotiated on a transaction by transaction basis.  The borrowed amounts are dependent upon the fair value of the investment pledged as collateral, which fluctuates with changes in interest rates, type of investment and liquidity in the real estate markets. Declines in fair value of pledged investments may result in lenders requiring the Company to post additional collateral or pay down borrowings to re-establish borrowing limits.  Interest paid and accrued in connection with the Company’s repurchase agreements is recorded as interest expense in the Consolidated Statements of Operations.

The Company may borrow securities under reverse repurchase agreements to deliver a security owned and sold by the Company but pledged to a different counterparty under a separate repurchase agreement when in the Manager’s view terminating the outstanding repurchase agreement is not in the Company’s interest.  Cash paid to the borrower is recorded in the Company’s Consolidated Balance Sheets as an asset.  Interest receivable in accordance with reverse repurchase agreements is recorded as accrued interest receivable in the Consolidated Balance Sheets. The Company reflects all proceeds on reverse repurchase agreement and repayment of reverse repurchase agreement, on a net basis in the Consolidated Statements of Cash Flows.  Upon sale of a pledged security, the Company recognizes an obligation to return the borrowed security in the Consolidated Balance Sheets in Due to Counterparties.  The Company establishes haircuts to ensure the market value of the underlying asset remains sufficient to protect the Company in the event of default by the counterparty.  Realized gains and losses associated with the sale of the security are recognized in Realized gain (loss) on sale of investments, net in the Consolidated Statement of Cash Flows.

Securitized debt

Securitized debt was issued at par by a consolidated securitization trust.  The Company elected the fair value option for the debt and as a result all changes in fair value are reflected in Unrealized gain (loss), net in the Consolidated Statement of Operations.

Share-based compensation

The Company accounts for share-based compensation to its independent directors, to its Manager and to employees of its Manager and its affiliates using the fair value based methodology prescribed by GAAP.  Compensation cost related to restricted common stock issued to the Company’s independent directors including any such restricted stock which is subject to a deferred compensation program, and is measured at its fair value at the grant date, and amortized into expense over the service period on a straight-line basis. Compensation cost related to restricted common stock issued to the Manager and to employees of the Manager, including officers of the Company who are employees of the Manager and its affiliates is initially measured at fair value at the grant date, and amortized into expense over the vesting period on a straight-line basis and re-measured on subsequent dates to the extent the awards are unvested.

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

Accounting standards applicable to emerging growth companies

The JOBS Act contains provisions that relax certain requirements for “emerging growth companies”, which includes the Company. For as long as the Company is an emerging growth company, which may be up to five full fiscal years, unlike other public companies, the Company will not be required to: (i) comply with any new or revised financial accounting standards applicable to public companies until such standards are also applicable to private companies under Section 102(b)(1) of the JOBS Act; (ii) provide an auditor’s attestation report on management’s assessment of the effectiveness of the Company’s system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act; (iii) comply with any new requirements adopted by the PCAOB requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer; or (iv) comply with any new audit rules adopted by the PCAOB after April 5, 2012, unless the SEC determines otherwise. The Company currently takes advantage of some of these exemptions. The Company’s qualification for remaining an emerging growth company under the five full fiscal years expires on December 31, 2017. However, the Company will no longer qualify for such exemption if its gross revenue for any year equals or exceeds $1.0 billion, the Company issues more than $1.0 billion in non-convertible debt during the three previous years, or if the Company is deemed to be a large accelerated filer.

Recent accounting pronouncements

Accounting Standards Adopted in 2016

In January 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-01, “Income Statement - Extraordinary and Unusual Items.” The guidance simplifies income statement presentation by eliminating the concept of extraordinary items. U.S. GAAP currently requires that a company separately classify, disclose and present extraordinary events and transactions. The guidance eliminates the concept of extraordinary items from U.S. GAAP.  Under the existing guidance, an entity is required to separately disclose extraordinary items, net of tax, in the income statement after income from continuing operations if an event or transaction is of an unusual nature and occurs infrequently. This separate, net-of-tax presentation (and corresponding earnings per share impact) will no longer be allowed. The existing requirement to separately present items that are of an unusual nature or occur infrequently on a pre-tax basis within income from continuing operations has been retained. The new guidance also requires similar separate presentation of items that are both unusual and infrequent. The standard is effective for periods beginning after December 15, 2015. The effective date is the same for both public companies and all other entities.  The 2016 adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, “Consolidation - Amendments to the Consolidation Analysis.” The guidance simplifies and reduces the number of consolidation models through the elimination of an indefinite deferral for certain entities and by placing more emphasis on risk of loss when determining a controlling financial interest.  The guidance affects reporting entities that are required to evaluate whether they should consolidate certain legal entities.  All legal entities are subject to reevaluation under the revised consolidation model.  The standard is effective for a public company for fiscal years, and for interim periods within fiscal years beginning after December 15, 2015.  The 2016 adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest - Simplifying the Presentation of Debt Issuance Costs.” The guidance amends the presentation of debt issuance cost related to a recognized debt liability. Under the new guidance, the debt issuance costs were presented in the balance sheet as a direct deduction from the carrying amount of the recognized debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected under the new guidance. The standard is effective for a public company for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The guidance should be applied on a retrospective basis. The Company’s December 31, 2015 balance sheet was adjusted to reflect the effects of applying the new guidance on a retrospective basis and resulted in a $134 thousand reduction in Borrowings under repurchase agreements and a corresponding reduction in Other assets. Upon adoption, an entity is required to comply with the applicable disclosures for a change in an accounting principle. These disclosures include the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items (i.e., debt issuance cost asset and the debt liability). The 2016 adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

Accounting Standards to be Adopted in Future Periods

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” The guidance changes an entity’s recognition of revenue from contracts with customers.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  In addition, the new guidance requires improved disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In March 2016, the FASB issued implementation guidance which clarifies principal versus agent considerations in reporting revenue gross versus net (ASU 2016-08). In April 2016, the FASB issued implementation guidance which clarifies the identification of performance obligations (ASU 2016-10). In applying the new guidance, an entity may use either a retrospective approach to each prior reporting period or a retrospective approach with the cumulative effect recognized at the date of initial application. For a public company, the standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is not permitted for a public entity. The new guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The guidance requires an entity’s management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. According to the new guidance, substantial doubt exists when conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date the financial statements are issued. The term “probable” is used consistently with its current use in U.S. GAAP for loss contingencies. Disclosures will be required if conditions give rise to substantial doubt about the entity’s ability to continue as a going concern, including whether management’s plans that are intended to mitigate those conditions will alleviate the substantial doubt when implemented. The guidance is effective for annual periods ending after December 15, 2016. The effective date is the same for both public companies and all other entities.  Early application is permitted. The Company’s first assessment under the new guidance will be completed for the year ending December 31, 2016.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The guidance improves certain aspects of recognition, measurement, presentation, and disclosure of financial instruments.  The standard is effective for a public company for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years.  Early adoption by public companies for fiscal years or interim periods that have not yet been issued or, by all other entities, that have not yet been made available for issuance of this guidance are permitted as of the beginning of the fiscal year of adoption, under certain restrictions.  The Company should apply the guidance by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption.  The guidance related to equity securities without readily determinable fair values should be applied prospectively to equity investments that exist at the date of adoption.  The Company is currently assessing the impact that this guidance will have on its consolidated financial statements when adopted.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The guidance changes the accounting for certain aspects of share-based payments to employees. The guidance requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid in capital pools. The guidance also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis.  For a public company, the standard is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period.  Early adoption is permitted in any interim or annual period.  The Company is currently assessing the impact that this guidance will have on its consolidated financial statements when adopted.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The guidance requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected by deducting an allowance for credit losses from the amortized cost basis of the financial assets. For available-for-sale debt securities, the new guidance aligns the income statement recognition of credit losses with the reporting period in which changes occur by recording credit losses through an allowance rather than a write-down and allowing subsequent reversals in credit loss estimates to be recognized in current income. The measurement of expected credit losses will be based on historical experience, current conditions and reasonable and supportable forecasts. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. For a public company, the standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption will be permitted for fiscal years beginning after December 15, 2018. The guidance should be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. For certain assets, a prospective transition approach is required. The company is currently assessing the impact that this guidance will have on its consolidated financial statements when adopted.

Note 3 — Fair Value of Financial Instruments

The following tables present the Company’s financial instruments carried at fair value as of June 30, 2016 and December 31, 2015, based upon the valuation hierarchy (dollars in thousands):

	June 30, 2016
	Fair Value
	Level I	Level II	Level III	Total
Assets
Agency RMBS:
20-Year mortgage	$—	$567,105	$—	$567,105
30-Year mortgage	—	985,364	—	985,364
Agency RMBS Interest-Only Strips	—	25,238	—	25,238
Agency RMBS Interest-Only Strips accounted for as derivatives, included in MBS	—	27,452	—	27,452
Agency CMBS	—	12,870	—	12,870
Agency CMBS Interest-Only Strips	—	1,182	—	1,182
Agency CMBS Interest-Only Strips accounted for as derivatives, included in MBS	—	9,482	—	9,482
Subtotal Agency MBS	—	1,628,693	—	1,628,693

Non-Agency RMBS	—	247,748	78,863	326,611
Non-Agency RMBS Interest-Only Strips	—	—	84,865	84,865
Non-Agency Interest-Only Strips accounted for as derivatives, included in MBS	—	—	3,906	3,906
Non-Agency CMBS	—	353,386	28,207	381,593
Subtotal Non-Agency MBS	—	601,134	195,841	796,975

Other securities	—	18,280	30,985	49,265

Total mortgage-backed securities and other securities	—	2,248,107	226,826	2,474,933

Residential Whole-Loans	—	—	189,696	189,696
Securitized commercial loan	—	—	23,688	23,688
Derivative assets	8,861	164,101	—	172,962
Total	$8,861	$2,412,208	$440,210	$2,861,279

Liabilities
Derivative liabilities	$—	$399,514	$2,160	$401,674
Securitized debt	—	—	10,423	10,423
Total	$—	$399,514	$12,583	$412,097

	December 31, 2015
	Fair Value
	Level I	Level II	Level III	Total
Assets
Agency RMBS:
20-Year mortgage	$—	$687,272	$—	$687,272
30-Year mortgage	—	926,459	—	926,459
Agency RMBS Interest-Only Strips	—	71,954	—	71,954
Agency RMBS Interest-Only Strips accounted for as derivatives, included in MBS	—	45,362	—	45,362
Agency CMBS	—		24,690	24,690
Agency CMBS Interest-Only Strips	—	2,113	—	2,113
Agency CMBS Interest-Only Strips accounted for as derivatives, included in MBS	—	11,069	—	11,069
Subtotal Agency MBS	—	1,744,229	24,690	1,768,919

Non-Agency RMBS	—	278,885	166,564	445,449
Non-Agency RMBS Interest-Only Strips	—	—	81,189	81,189
Non-Agency RMBS Interest-Only Strips accounted for as derivatives, included in MBS	—	—	3,556	3,556
Non-Agency CMBS	—	332,574	118,341	450,915
Subtotal Non-Agency MBS	—	611,459	369,650	981,109

Other securities	—	29,103	71,996	101,099
Total mortgage-backed securities and other securities	—	2,384,791	466,336	2,851,127

Residential Whole-Loans		—	218,538	218,538
Securitized commercial loan	—	—	25,000	25,000
Derivative assets	63	21,852	—	21,915
Total	$63	$2,406,643	$709,874	$3,116,580

Liabilities
Derivative liabilities	$698	$179,479	$—	$180,177
Securitized debt	—	—	11,000	11,000
Total	$698	$179,479	$11,000	$191,177

When available, the Company uses quoted market prices to determine the fair value of an asset or liability. If quoted market prices are not available, the Company will use independent pricing services and if the independent pricing service cannot price a particular asset or liability, the Company will obtain third party broker quotes.  The Manager’s pricing group, which functions independently from its portfolio management personnel, reviews the third party broker quotes for reasonableness to alternate sources when available.  If independent pricing service, or third party broker quotes are not available, the Company determines the fair value of the securities using valuation techniques that use, when possible, current market-based or independently-sourced market parameters, such as interest rates and when applicable, estimates of prepayments and credit losses.

Mortgage-backed securities and other securities

In determining the proper fair value hierarchy or level, all securities are initially classified in Level III.  The Company further determined, given the amount of available observable market data, Agency RMBS should be classified in Level II.  For Non-Agency RMBS, CMBS and other securities, to determine whether a security should be a Level II, the securities are grouped by security type and the Manager reviews the internal trade history, for the quarter, for each security type. If there is sufficient trade data above a predetermined threshold of a security type, the Manager determines it has sufficient observable market data and the security will be categorized as a Level II.

Values for the Company’s securities are based upon prices obtained from independent third party pricing services. The valuation methodology of the third party pricing services incorporates a commonly used market pricing method. Depending on the type of asset and the underlying collateral, the primary inputs to the model include yields for TBAs, Agency RMBS, the U.S. Treasury market and floating rate indices such as LIBOR, the Constant Maturity Treasury rate and the prime rate as a benchmark yield. In addition, the model may incorporate the current weighted average maturity and additional pool level information such as prepayment speeds, default frequencies and default severities, if applicable. When the third party pricing service cannot adequately price a particular security, the Company utilizes a broker’s quote which is reviewed for reasonableness by the Manager’s pricing group.

Residential Whole-Loans

Values for the Company’s residential whole-loans are based upon prices obtained from an independent third party pricing service that specializes in residential loans, utilizing a trade based valuation model. Their valuation methodology incorporates commonly used market pricing methods, including loan to value (“LTV”), debt to income, maturity, interest rates, collateral location, and unpaid principal balance, prepayment penalties, FICO scores, lien position and times late. Due to the inherent uncertainty of such valuation, the fair values established for residential loans held by the Company may differ from the fair values that would have been established if a ready market existed for these loans. Accordingly, the Company’s loans are classified as Level III.

Securitized commercial loan and securitized debt

Values for the Company’s securitized commercial loan and securitized debt are based on the fair value that is more observable.  Since there is an extremely limited market for the securitized commercial loan, the Company determined the fair value of the securitized debt was more observable.  The fair value of the securitized debt was based upon a third party broker quote, which is validated by the Manager’s pricing group. Due to the inherent uncertainty of such valuation the Company classifies its securitized commercial loan and securitized debt as Level III.

Derivatives

Values for the Company derivatives are based upon prices from third party pricing services, whose pricing is subject to review by the Manager’s pricing committee. In valuing its over-the-counter interest rate derivatives, such as swaps and swaptions, its currency derivatives, such as swaps and forwards and credit derivatives such as total return swaps, the Company considers the creditworthiness of both the Company and its counterparties, along with collateral provisions contained in each derivative agreement, from the perspective of both the Company and its counterparties. The majority of the Company’s interest rate swaps are cleared through a central clearing house and subject to the clearing house margin requirements. The Company’s agreements with its derivative counterparties also contain netting provisions; however the Company has elected to report its interest rate swaps and swaptions and currency swaps and forwards on a gross basis.  No credit valuation adjustment was made in determining the fair value of interest rate and/or currency derivatives for the periods ended June 30, 2016 and December 31, 2015.

The Company performs quarterly reviews of the independent third party pricing data. These reviews may consist of a review of the daily change in the prices provided by the independent pricing vendor which exceed established tolerances or comparisons to executed transaction prices, utilizing the Manager’s pricing group.  The Manager’s pricing group, which functions independently from its portfolio management personnel, reviews the price differences or changes in price by comparing the vendor price to alternate sources including other independent pricing services or broker quotations.  If the price change or difference cannot be corroborated, the Manager’s pricing group consults with the portfolio management team for market color in reviewing such pricing data as warranted.  To the extent that the Manager has information, typically in the form of broker quotations that would indicate that a price received from the independent pricing service is outside of a tolerance range, the Manager generally challenges the independent pricing service price.

The following tables present additional information about the Company’s financial instruments which are measured at fair value on a recurring basis for which the Company has utilized Level III inputs to determine fair value:

	Three months ended June 30, 2016			Six months ended June 30, 2016
$ in thousands	Mortgage- backed securities and other securities	Residential Whole-Loans	Securitized commercial loan	Mortgage- backed securities and other securities	Residential Whole-Loans	Securitized commercial loan
Beginning balance	$233,006	$201,267	$23,675	$466,336	$218,538	$25,000
Transfers into Level III from Level II	—	—	—	—	—	—
Transfers from Level III into Level II	—	—	—	(158,567)	—	—
Purchases	—	—	—	94	—	—
Sales and settlements	—	—	—	(68,910)	—	—
Principal repayments	(7,066)	(11,114)	—	(11,086)	(28,335)	—
Total net gains / (losses) included in net income
Realized gains/(losses), net	(244)	—	—	(6,435)	—	—
Other than temporary impairment	(992)	—	—	(5,055)	—	—
Unrealized gains/(losses), net(1)	5,139	37	13	15,858	584	(1,312)
Premium and discount amortization, net	(3,017)	(494)	—	(5,409)	(1,091)	—
Ending balance	$226,826	$189,696	$23,688	$226,826	$189,696	$23,688

(1)         For Mortgage-backed securities and other securities, Residential Whole-Loans and Securitized commercial loans classified as Level III at June 30, 2016, the Company recorded gross unrealized gains of approximately $7.1 million, $388 thousand and $13 thousand, respectively, and gross unrealized losses of approximately $2.0 million, $29 thousand and $0, respectively, for the three months ended June 30, 2016.  For Mortgage-backed securities and other securities, Residential Whole-Loans and Securitized commercial loans classified as Level III at June 30, 2016, the Company recorded gross unrealized gains of approximately $21.9 million, $1.1 million and $0, respectively, and gross unrealized losses of approximately $2.3 million, $240 thousand and $1.3 million, respectively, for the six months ended June 30, 2016. These gains and losses are included in Unrealized gain (loss), net on the Consolidated Statements of Operations.

	Three months ended June 30, 2016		Six months ended June 30, 2016
$ in thousands	Derivative Liability	Securitized debt	Derivative Liability	Securitized debt
Beginning balance	$866	10,417	$—	$11,000
Transfers into Level III from Level II	—	—	—	—
Transfers from Level III into Level II	—	—	—	—
Purchases	—	—	—	—
Sales and settlements	—	—	—	—
Principal repayments	—	—	—	—
Total net gains / (losses) included in net income
Realized gains/(losses), net	—	—	—	—
Other than temporary impairment	—	—	—	—
Unrealized (gains)/losses, net(1)	1,294	6	2,160	(577)
Premium and discount amortization, net	—	—	—	—
Ending balance	$2,160	$10,423	$2,160	$10,423

(1)         For Derivative liability and Securitized debt classified as Level III at June 30, 2016, the Company recorded gross unrealized gains of $0 and approximately $0, respectively, and gross unrealized losses of approximately $1.3 million and $6 thousand, respectively, for the three months ended June 30, 2016.  For Derivative liability and Securitized debt classified as Level III at June 30, 2016, the Company recorded gross unrealized gains of $0 and approximately $577 thousand, respectively, and gross unrealized losses of approximately $2.2 million and $0, respectively, for the six months ended June 30, 2016. These gains and losses are included in Gain (loss) on derivative instruments, net and Unrealized gain (loss), net in the Consolidated Statements of Operations, respectively.

	Three months ended June 30, 2015
$ in thousands	Mortgage-backed securities and other securities	Residential Whole-Loans	Commercial Whole-Loan
Beginning balance	$398,881	$17,860	$8,900
Fair value of securities previously accounted for as linked transactions(1)	—	—	—
Fair value of financial instruments previously accounted for as linked transactions(1)	—	—	—
Transfers into Level III from Level II	32,143	—	—
Transfers from Level III into Level II	(18,228)	—	—
Purchases	66,665	6,865	—
Sales and settlements	(22,523)	—	—
Principal repayments	(2,364)	(2,542)	—
Total net gains / (losses) included in net income
Realized gains/(losses), net	(9)	—	—
Other than temporary impairment	(1,547)	—	—
Unrealized gains/(losses), net(2)	1,225	67	(157)
Premium and discount amortization, net	(1,856)	(66)	—
Ending balance	$452,387	$22,184	$8,743

(1)         Resulting from the implementation of guidance issued by the FASB which eliminated the requirement to account for certain financial instruments as linked transactions.

(2)         For Mortgage-backed securities and other securities, Residential Whole-Loans and Commercial Whole-Loan classified as Level III at June 30, 2015, the Company recorded gross unrealized gains of approximately $4.7 million, $172 thousand and $0, respectively, and gross unrealized losses of approximately $5.6 million, $59 thousand and $157 thousand, respectively. These gains and losses are included in Unrealized gain (loss), net in the Consolidated Statements of Operations.

	Six months ended June 30, 2015
$ in thousands	Mortgage-backed securities and other securities	Residential Whole-Loans	Commercial Whole-Loan	Linked Transactions
Beginning balance	$291,407	$7,220	$—	$20,627
Fair value of securities previously accounted for as linked transactions(1)	52,484	—	—	—
Fair value of financial instruments previously accounted for as linked transactions(1)	—	—	—	(20,627)
Transfers into Level III from Level II	37,499	—	—	—
Transfers from Level III into Level II	(3,996)	—	—	—
Purchases	156,326	16,747	8,750	—
Sales and settlements	(72,247)	—	—	—
Principal repayments	(4,709)	(1,997)	—	—
Total net gains / (losses) included in net income
Realized gains/(losses), net	4,461	—	—	—
Other than temporary impairment	(2,741)	—	—	—
Unrealized gains/(losses), net(2)	(827)	313	(7)	—
Premium and discount amortization, net	(5,270)	(99)	—	—
Ending balance	$452,387	$22,184	$8,743	$—

(1)         Resulting from the implementation of guidance issued by the FASB which eliminated the requirement to account for certain financial instruments as linked transactions.

(2)         For Mortgage-backed securities and other securities, Residential Whole-Loans and Commercial Whole-Loan classified as Level III at June 30, 2015, the Company recorded for the six months ended gross unrealized gains of approximately $7.6 million, $363 thousand and $0, respectively, and gross unrealized losses of approximately $7.6 million, $50 thousand and $7 thousand, respectively. These gains and losses are included in Unrealized gain (loss), net in the Consolidated Statements of Operations.

Transfers between hierarchy levels for the six months ended June 30, 2016 and June 30, 2015 were based on the availability of sufficient observable inputs to meet Level II versus Level III criteria.  The leveling of these assets was based on information received from a third party pricing service which, along with the back-testing of historical sales transactions performed by the Manager provided the sufficient observable data for the movement from Level III to Level II. The Company did not have transfers between Level I and Level II for the six months ended June 30, 2016 and June 30, 2015.

Other Fair Value Disclosures

Due from counterparties and Due to counterparties in the Company’s Consolidated Balance Sheets are reflected at cost which approximates fair value.

The fair value of the repurchase agreements is based on a net present value technique. This method discounts future estimated cash flows using rates the Company determined best estimate current market interest rates that would be offered for loans with similar characteristics and credit quality. The use of different market assumptions or estimation methodologies could have a material effect on the fair value amounts. At June 30, 2016, the Company’s borrowings under repurchase agreements had a carrying value which approximates its fair value.  Inputs used to arrive at the fair value of the repurchase agreement borrowings and receivables under reverse repurchase agreements are generally observable, and therefore, they would be considered a Level II fair value measurement.

Note 4 – Mortgage-Backed Securities and other securities

The following tables present certain information about the Company’s investment portfolio at June 30, 2016 and December 31, 2015 (dollars in thousands).

	June 30, 2016
	Principal Balance	Unamortized Premium (Discount), net	Discount Designated as Credit Reserve and OTTI	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Net Weighted Average Coupon (1)
Agency RMBS:
20-Year mortgage	$525,619	$27,772	$—	$553,391	$13,714	$—	$567,105	3.9%
30-Year mortgage	898,574	65,470	—	964,044	21,760	(440)	985,364	4.1%
Agency RMBS Interest-Only Strips (2)	N/A	N/A	N/A	24,430	1,299	(491)	25,238	2.8	%(2)
Agency RMBS Interest-Only Strips, accounted for as derivatives (2) (3)	N/A	N/A	N/A	N/A	N/A	N/A	27,452	3.4	%(2)
Agency CMBS	13,178	—	—	13,178	71	(379)	12,870	5.1%
Agency CMBS Interest-Only Strips(2)	N/A	N/A	N/A	1,063	119	—	1,182	4.6	%(2)
Agency CMBS Interest-Only Strips accounted for as derivatives(2) (3)	N/A	N/A	N/A	N/A	N/A	N/A	9,482	0.6	%(2)
Subtotal Agency	1,437,371	93,242	—	1,556,106	36,963	(1,310)	1,628,693	3.5%

Non-Agency RMBS	454,376	(22,549)	(115,964)	315,863	15,447	(4,699)	326,611	3.8%
Non-Agency RMBS Interest- Only Strips (2)	N/A	N/A	N/A	61,221	23,644	—	84,865	5.9	%(2)
Non-Agency RMBS Interest-Only Strips, accounted for as derivatives (2) (3)	N/A	N/A	N/A	N/A	N/A	N/A	3,906	4.9	%(2)
Non-Agency CMBS	498,546	(72,287)	(11,588)	414,671	3,501	(36,579)	381,593	5.0%
Subtotal Non-Agency	952,922	(94,836)	(127,552)	791,755	42,592	(41,278)	796,975	4.7%

Other securities (4)	30,607	(1,437)	(1,610)	49,523	744	(1,002)	49,265	6.4%
Total	$2,420,900	$(3,031)	$(129,162)	$2,397,384	$80,299	$(43,590)	$2,474,933	4.0%

	December 31, 2015
	Principal Balance	Unamortized Premium (Discount), net	Discount Designated as Credit Reserve and OTTI	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Net Weighted Average Coupon (1)
Agency RMBS:
20-Year mortgage	$645,313	$35,216	$—	$680,529	$8,562	$(1,819)	$687,272	3.9%
30-Year mortgage	856,014	71,342	—	927,356	10,827	(11,724)	926,459	4.2%
Agency RMBS Interest-Only Strips (2)	N/A	N/A	N/A	71,632	2,499	(2,177)	71,954	3.1	%(2)
Agency RMBS Interest-Only Strips, accounted for as derivatives (2) (3)	N/A	N/A	N/A	N/A	N/A	N/A	45,362	3.6	%(2)
Agency CMBS	24,450	—	—	24,450	240	—	24,690	5.2%
Agency CMBS Interest-Only Strips(2)	N/A	N/A	N/A	1,915	198	—	2,113	4.7	%(2)
Agency CMBS Interest-Only Strips accounted for as derivatives(2) (3)	N/A	N/A	N/A	N/A	N/A	N/A	11,069	0.7	%(2)
Subtotal Agency	1,525,777	106,558	—	1,705,882	22,326	(15,720)	1,768,919	3.5%

Non-Agency RMBS	601,233	(16,669)	(141,014)	443,550	9,345	(7,446)	445,449	3.7%
Non-Agency RMBS Interest- Only Strips (2)	N/A	N/A	N/A	66,600	14,589	—	81,189	5.9	%(2)
Non-Agency RMBS Interest-Only Strips, accounted for as derivatives (2) (3)	N/A	N/A	N/A	N/A	N/A	N/A	3,556	5.0	%(2)
Non-Agency CMBS	550,901	(73,835)	(9,017)	468,049	4,049	(21,183)	450,915	5.0%
Subtotal Non-Agency	1,152,134	(90,504)	(150,031)	978,199	27,983	(28,629)	981,109	4.7%

Other securities (4)	81,518	1,135	(2,719)	102,778	1,233	(2,912)	101,099	4.8%
Total	$2,759,429	$17,189	$(152,750)	$2,786,859	$51,542	$(47,261)	$2,851,127	3.9%

(1) Net weighted average coupon as of June 30, 2016 and December 31, 2015 is presented, net of servicing and other fees.

(2) Agency RMBS IOs and IIOs, Non-Agency RMBS IOs and IIOs, Agency and Non-Agency RMBS IOs and IIOs, accounted for as derivatives, Agency CMBS IOs and IIOs, and Agency CMBS IOs and IIOs, accounted for as derivatives have no principal balances and bear interest based on a notional balance.  The notional balance is used solely to determine interest distributions on interest-only class of securities.  At June 30, 2016, the notional balance for Agency RMBS IOs and IIOs, Non-Agency RMBS IOs and IIOs, Agency RMBS IOs and IIOs, accounted for as derivatives, Non-Agency RMBS IOs and IIOs, accounted for as derivatives, Agency CMBS IOs and IIOs, accounted for as derivatives and Agency CMBS IOs and IIOs was $261.5 million, $301.1 million, $308.3 million $23.2 million, $233.3 million and $41.3 million, respectively.  At December 31, 2015, the notional balance for Agency RMBS IOs and IIOs, Non-Agency RMBS IOs and IIOs, Agency RMBS IOs and IIOs, accounted for as derivatives, Non-Agency RMBS IOs and IIOs, accounted for as derivatives, Agency CMBS IOs and IIOs, accounted for as derivatives and Agency CMBS IOs and IIOs was $593.4 million, $321.0 million, $384.1 million, $24.9 million, $246.6 million and $43.2 million, respectively.

(3) Interest on these securities is reported as a component of Gain (loss) on derivative instruments, net in the Consolidated Statements of Operations.

(4) Other securities include residual interests in asset-backed securities which have no principal balance and an amortized cost of approximately $22.0 million and $22.8 million, as of June 30, 2016 and December 31, 2015, respectively.

As of June 30, 2016 and December 31, 2015 the weighted average expected remaining term of the MBS and other securities investment portfolio was 5.6 years and 7.1 years, respectively.

The following tables present the changes in the components of the Company’s purchase discount and amortizable premium on its Non-Agency RMBS, Non-Agency CMBS and other securities for the three and six months ended June 30, 2016 and June 30, 2015 (dollars in thousands):

	Three months ended June 30, 2016
	Discount Designated as Credit Reserve and OTTI	Accretable Discount(1)	Amortizable Premium(1)
Balance at beginning of period	$(118,090)	$(143,896)	$43,407
Accretion of discount	—	4,493	—
Amortization of premium	—	—	(1,408)
Realized credit losses	(524)	—	—
Purchases	(14,266)	—	2,120
Sales	3,509	6,582	(1,993)
Net impairment losses recognized in earnings	(5,369)	—	—
Transfers/release of credit reserve(2)	5,578	(6,854)	1,276
Balance at end of period	$(129,162)	$(139,675)	$43,402

(1)  Together with coupon interest, accretable purchase discount and amortizable premium is recognized as interest income over the life of the security.

(2)  Subsequent reductions of a security’s non-accretable discount results in a corresponding reduction in its amortizable premium.

	Six months ended June 30, 2016
	Discount Designated as Credit Reserve and OTTI	Accretable Discount(1)	Amortizable Premium(1)
Balance at beginning of period	$(152,750)	$(145,532)	$56,163
Accretion of discount	—	9,230	—
Amortization of premium	—	—	(3,110)
Realized credit losses	3,142	—	—
Purchases	(14,266)	(2,265)	2,120
Sales	31,663	14,413	(10,429)
Net impairment losses recognized in earnings	(13,814)	—	—
Transfers/release of credit reserve(2)	16,863	(15,521)	(1,342)
Balance at end of period	$(129,162)	$(139,675)	$43,402

(1)  Together with coupon interest, accretable purchase discount and amortizable premium is recognized as interest income over the life of the security.

(2)  Subsequent reductions of a security’s non-accretable discount results in a corresponding reduction in its amortizable premium.

	Three months ended June 30, 2015
	Discount Designated as Credit Reserve and OTTI	Accretable Discount(1)	Amortizable Premium(1)
Balance at beginning of period	$(163,892)	$(111,802)	$76,443
Accretion of discount	—	4,112	—
Amortization of premium	—	—	(2,151)
Realized credit losses	2,327	—	—
Purchases	(3,509)	(15,175)	4,751
Sales	—	323	(1,072)
Net impairment losses recognized in earnings	(1,862)	—	—
Transfers/release of credit reserve(2)	2,005	(10,865)	8,860
Balance at end of period	$(164,931)	$(133,407)	$86,831

(1)  Together with coupon interest, accretable purchase discount and amortizable premium is recognized as interest income over the life of the security.

(2)  Subsequent reductions of a security’s non-accretable discount results in a corresponding reduction in its amortizable premium.

	Six months ended June 30, 2015
	Discount Designated as Credit Reserve and OTTI	Accretable Discount(1)	Amortizable Premium(1)
Balance at beginning of period	$(182,007)	$(105,804)	$82,228
Securities previously accounted for as linked transactions(2)	(2,320)	(1,393)	4,587
Accretion of discount	—	9,266	—
Amortization of premium	—	—	(4,879)
Realized credit losses	4,995	—	—
Purchases	(34,096)	(63,473)	6,808
Sales	53,815	37,175	(11,018)
Net impairment losses recognized in earnings	(5,391)	—	—
Transfers/release of credit reserve(3)	73	(9,178)	9,105
Balance at end of period	$(164,931)	$(133,407)	$86,831

(1)  Together with coupon interest, accretable purchase discount and amortizable premium is recognized as interest income over the life of the security.

(2)  Resulting from the implementation of guidance issued by the FASB which eliminated the requirement to account for certain financial instruments as linked transactions.

(3)  Subsequent reductions of a security’s non-accretable discount results in a corresponding reduction in its amortizable premium.

The following tables present the fair value and contractual maturities of the Company’s investment securities at June 30, 2016 and December 31, 2015 (dollars in thousands):

	June 30, 2016
	< or equal to 10 years	> 10 years and < or equal to 20 years	> 20 years and < or equal to 30 years	> 30 years	Total
Agency RMBS:
20-Year mortgage	$—	$567,105	$—	$—	$567,105
30-Year mortgage	—	—	985,364	—	985,364
Agency RMBS Interest-Only Strips	—	16,025	9,213	—	25,238
Agency RMBS Interest-Only Strips, accounted for as derivatives	2,247	7,512	17,693	—	27,452
Agency CMBS	12,870	—	—	—	12,870
Agency CMBS Interest-Only Strips	1,182	—	—	—	1,182
Agency CMBS Interest-Only Strips accounted for as derivatives	—	—	—	9,482	9,482
Subtotal Agency	16,299	590,642	1,012,270	9,482	1,628,693

Non-Agency RMBS	14	56,783	70,533	199,281	326,611
Non-Agency RMBS Interest- Only Strips	—	2,974	18,005	63,886	84,865
Non-Agency RMBS Interest-Only Strips, accounted for as derivatives	—	—	1,415	2,491	3,906
Non-Agency CMBS	25,811	38,179	144,141	173,462	381,593
Subtotal Non-Agency	25,825	97,936	234,094	439,120	796,975

Other securities	11,979	9,286	6,302	21,698	49,265
Total	$54,103	$697,864	$1,252,666	$470,300	$2,474,933

	December 31, 2015
	< or equal to 10 years	> 10 years and < or equal to 20 years	> 20 years and < or equal to 30 years	> 30 years	Total
Agency RMBS:
20-Year mortgage	$—	$687,272	$—	$—	$687,272
30-Year mortgage	—	—	926,459	—	926,459
Agency RMBS Interest-Only Strips	—	40,900	31,054	—	71,954
Agency RMBS Interest-Only Strips, accounted for as derivatives	1,310	10,081	33,971	—	45,362
Agency CMBS	24,690	—	—	—	24,690
Agency CMBS Interest-Only Strips(2)	2,113	—	—	—	2,113
Agency CMBS Interest-Only Strips accounted for as derivatives(2) (3)	—	—	—	11,069	11,069
Subtotal Agency	28,113	738,253	991,484	11,069	1,768,919

Non-Agency RMBS	15	86,172	59,502	299,760	445,449
Non-Agency RMBS Interest- Only Strips	—	—	20,639	60,550	81,189
Non-Agency RMBS Interest-Only Strips, accounted for as derivatives	—	—	1,248	2,308	3,556
Non-Agency CMBS	40,523	27,849	167,355	215,188	450,915
Subtotal Non-Agency	40,538	114,021	248,744	577,806	981,109

Other securities	29,102	11,088	39,256	21,653	101,099
Total	$97,753	$863,362	$1,279,484	$610,528	$2,851,127

The following tables present the gross unrealized losses and estimated fair value of the Company’s MBS and other securities by length of time that such securities have been in a continuous unrealized loss position at June 30, 2016 and December 31, 2015 (dollars in thousands):

	June 30, 2016
	Less than 12 Months			12 Months or More			Total
			Number			Number			Number
		Unrealized	of		Unrealized	of		Unrealized	of
	Fair Value	Losses	Securities	Fair Value	Losses	Securities	Fair Value	Losses	Securities
Agency RMBS:
30-Year mortgage	$—	$—	—	$114,857	$(440)	25	$114,857	$(440)	25
Agency RMBS Interest-Only Strips	14,201	(491)	10	—	—	—	14,201	(491)	10
Agency CMBS	4,610	(379)	1	—	—	—	4,610	(379)	1
Non-Agency RMBS	109,643	(4,211)	24	26,121	(487)	6	135,764	(4,698)	30
Non-Agency CMBS	174,909	(21,280)	43	104,618	(15,300)	18	279,527	(36,580)	61
Other securities	23,103	(1,002)	2	—	—	—	23,103	(1,002)	2
Total	$326,466	$(27,363)	80	$245,596	$(16,227)	49	$572,062	$(43,590)	129

	December 31, 2015
	Less than 12 Months			12 Months or More			Total
			Number			Number			Number
		Unrealized	of		Unrealized	of		Unrealized	of
	Fair Value	Losses	Securities	Fair Value	Losses	Securities	Fair Value	Losses	Securities
Agency RMBS:
20-Year mortgage	$113,919	$(1,229)	35	$44,470	$(590)	10	$158,389	$(1,819)	45
30-Year mortgage	68,890	(1,325)	17	329,716	(10,399)	55	398,606	(11,724)	72
Agency RMBS Interest-Only Strips	39,091	(2,177)	18	—	—	—	39,091	(2,177)	18
Non-Agency RMBS	234,897	(6,928)	36	19,656	(519)	5	254,553	(7,447)	41
Non-Agency CMBS	298,369	(19,888)	55	27,755	(1,294)	7	326,124	(21,182)	62
Other securities	59,610	(1,746)	5	11,334	(1,166)	1	70,944	(2,912)	6
Total	$814,776	$(33,293)	166	$432,931	$(13,968)	78	$1,247,707	$(47,261)	244

At June 30, 2016, the Company did not intend to sell any of its MBS and other securities that were in an unrealized loss position, and it is “more likely than not” that the Company will not be required to sell these MBS and other securities before recovery of their amortized cost basis, which may be at their maturity.

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

For Non-Agency MBS and other securities rated below AA at the time of purchase and Agency and Non-Agency Interest-Only Strips, excluding Interest-Only Strips classified as derivatives, an other-than-temporary impairment is deemed to have occurred when there is an adverse change in the expected cash flows (principal or interest) to be received and the fair value of the beneficial interest is less than its carrying amount.  Other than for “plain-vanilla” variable rate Non-Agency MBS, the Company does not bifurcate the loss between credit loss and loss attributed to change in interest rates, therefore, the entire loss is recorded as other-than-temporary. These adjustments are reflected in the Company’s Consolidated Statement of Operations as Other than temporary impairment. In determining whether an adverse change in cash flows occurred, the present value of the remaining cash flows, as estimated at the initial transaction date (or the last date previously revised), is compared to the present value of the expected cash flows at the current reporting date.  The estimated cash flows reflect those a “market participant” would use and are discounted at a rate equal to the current yield used to accrete interest income. If an other-than-temporary impairment is recognized as a result of this analysis, the yield is maintained at the current accretion rate. The last revised estimated cash flows are then used for future impairment analysis purposes.  The Company’s prepayment speed estimate was the primary assumption used to determine other-than temporary-impairments for Interest-Only Strips, excluding Agency and Non-Agency Interest-Only Strips accounted for as derivatives, for the three and six months ended June 30, 2016, and June 30, 2015.

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

The following table presents the OTTI the Company recorded on its securities portfolio (dollars in thousands):

	For the three months ended June 30, 2016	For the three months ended June 30, 2015	For the six months ended June 30, 2016	For the six months ended June 30, 2015
Agency RMBS	$297	$2,056	$1,024	$3,178
Non-Agency RMBS	2,312	364	7,229	3,030
Non-Agency CMBS	2,754	1,498	5,539	2,098
Other securities	993	398	3,361	661
Total	$6,356	$4,316	$17,153	$8,967

The Company has made investments in certain Non-Agency RMBS inverse floaters.  The coupon rate on these securities has an inverse relationship to a benchmark rate.  When the benchmark interest rate increases the coupon payment rate will decrease because the benchmark interest rate is deducted from the coupon payment.  The Company has generally purchased these securities at a premium.  Accelerated prepayments on these securities could result in an economic loss, as the Company would not recover the upfront premium.  The premiums are amortized into income using the effective interest rate method.  As of June 30, 2016 and June 30, 2015, the Company held $78.2 million and $94.0 million, respectively, in Non-Agency RMBS inverse floaters.

The following tables present components of interest income on the Company’s MBS and other securities (dollars in thousands):

	For the three months ended June 30, 2016
	Coupon	Net (Premium Amortization/ Amortization Basis) Discount	Interest
	Interest	Amortization	Income
Agency RMBS	$16,845	$(7,460)	$9,385
Agency CMBS	729	(424)	305
Non-Agency RMBS	8,745	(1,098)	7,647
Non-Agency CMBS	6,465	1,771	8,236
Other securities	498	754	1,252
Total(1)	$33,282	$(6,457)	$26,825

(1)  Interest income in the Consolidated Statements of Operations includes coupon interest, net premium/discount amortization and interest income of approximately $2.3 million, $(494) thousand and $1.8 million on Residential Whole-Loans, respectively, and coupon interest, net premium amortization and interest income of $569 thousand, $0 and $569 thousand on a securitized commercial loan, respectively.

	For the six months ended June 30, 2016
	Coupon	Net (Premium Amortization/ Amortization Basis) Discount	Interest
	Interest	Amortization	Income
Agency RMBS	$34,168	$(15,965)	$18,203
Agency CMBS	1,517	(853)	664
Non-Agency RMBS	18,523	(2,934)	15,589
Non-Agency CMBS	13,249	3,559	16,808
Other securities	1,192	1,552	2,744
Total(1)	$68,649	$(14,641)	$54,008

(1)  Interest income in the Consolidated Statements of Operations includes coupon interest, net premium/discount amortization and interest income of approximately $4.8 million, $(1.1) million and $3.7 million on Residential Whole-Loans, respectively, and coupon interest, net premium amortization and interest income of $1.1 million, $0 and $1.1 million on a securitized commercial loan, respectively.

	For the three months ended June 30, 2015
	Coupon	Net (Premium Amortization/ Amortization Basis) Discount	Interest
	Interest	Amortization	Income
Agency RMBS	$34,038	$(12,505)	$21,533
Agency CMBS	943	(552)	391
Non-Agency RMBS	11,433	(1,881)	9,552
Non-Agency CMBS	6,509	502	7,011
Other securities	1,539	663	2,202
Total(1)	$54,462	$(13,773)	$40,689

(1)  Interest income in the Consolidated Statements of Operations includes coupon interest, net premium amortization and interest income of $227 thousand, $(66) thousand and $161 thousand on Residential Whole-Loans, respectively, and coupon interest, net premium amortization and interest income of $179 thousand, $0 and $179 thousand on Commercial Whole-Loans.

	For the six months ended June 30, 2015
	Coupon	Net (Premium Amortization/ Amortization Basis) Discount	Interest
	Interest	Amortization	Income
Agency RMBS	$71,489	$(27,912)	$43,577
Agency CMBS	1,790	(1,093)	697
Non-Agency RMBS	23,302	(4,308)	18,994
Non-Agency CMBS	12,564	1,618	14,182
Other securities	2,806	1,094	3,900
Total(1)	$111,951	$(30,601)	$81,350

(1)  Interest income in the Consolidated Statements of Operations includes coupon interest, net premium amortization and interest income of $344 thousand, $(112) thousand and $232 thousand on Residential Whole-Loans, respectively and coupon interest, net premium amortization and interest income of $253 thousand, $0 and $253 thousand on Commercial Whole-Loans.

The following tables present the sales and realized gain (loss) of the Company’s MBS and other securities (dollars in thousands):

	For the three months ended June 30, 2016
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Agency RMBS (1)	$5,122	$—	$(475)	$(475)
Agency CMBS	3,645	9	—	9
Non-Agency RMBS	22,639	575	(315)	260
Non-Agency CMBS	12,735	—	(146)	(146)
Total	$44,141	$584	$(936)	$(352)

(1)  Excludes proceeds for Agency Interest-Only Strips, accounted for as derivatives, of approximately $4.4 million, gross realized gains of $0 and gross realized losses of $(455).

	For the six months ended June 30, 2016
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Agency RMBS (1)	$315,602	$5,250	$(5,626)	$(376)
Agency CMBS	10,421	9	(55)	(46)
Non-Agency RMBS	105,440	1,794	(4,559)	(2,765)
Non-Agency CMBS	24,994	—	(2,929)	(2,929)
Other securities	750,226	1,818	(2,109)	(291)
Total	$1,206,683	$8,871	$(15,278)	$(6,407)

(1)  Excludes proceeds for Agency Interest-Only Strips, accounted for as derivatives, of approximately $8.6 million, gross realized gains of $300 thousand and gross realized losses of $(455).

	For the three months ended June 30, 2015
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Agency RMBS	$208,249	$3,545	$(680)	$2,865
Non-Agency CMBS	63,345	863	(9)	854
Other securities	16,365	562	—	562
Total	$287,959	$4,970	$(689)	$4,281

	For the six months ended June 30, 2015
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Agency RMBS (1)	$509,981	$3,835	$(3,577)	$258
Non-Agency RMBS	207,594	9,761	(174)	9,587
Non-Agency CMBS	90,888	1,351	(9)	1,342
Other securities	16,365	562	—	562
Total	$824,828	$15,509	$(3,760)	$11,749

(1)  Excludes gross realized gains of $(2) thousand for Agency Interest-Only Strips, accounted for as derivatives, as a result of the settlement of prior year sales in January 2015.

Note 5 — Variable Interest Entities

Residential Whole-Loan Trusts

The consolidated financial statements also include the consolidation of certain trusts that each meet the definition of a VIE related to the acquisition of Residential Whole-Loans in which the Company has determined itself to be the primary beneficiary of each such trust. The Company determined that it was the primary beneficiary of the two residential Whole-Loan trusts, which were merged into one trust during the first quarter of 2016, because it was involved in certain aspects of the design of each trust, has certain oversight rights on defaulted assets and has other significant decision making powers. In addition, the Company has the obligation to absorb losses and the right to receive benefits from the trust that could potentially be significant to the trust.  The trust has issued a trust certificate to the Company, which represents the beneficial interest in pools of Residential Whole-Loans held by such trust. As of June 30, 2016, the Company financed the trust certificates with $154.9 million of repurchase borrowings, which is a liability held outside the trusts. The Company classifies the underlying Residential Whole-Loans owned by the trusts in Residential Whole-Loans at fair value in the Consolidated Balance Sheets and has eliminated the intercompany trust certificates in consolidation.

Commercial Loan Trust

In November 2015, the Company acquired $14.0 million interest in the trust certificate issued by CMSC Trust 2015 — Longhouse MZ (“CMSC Trust”), with a fair value of $13.3 million at June 30, 2016, which is financed with $6.8 million of repurchase borrowings. The Company determined that CMSC Trust was a VIE and itself the primary beneficiary because it was involved in certain aspects of the design of the trust, has certain oversight rights on defaulted assets and has other significant decision making powers. In addition, the Company has the obligation to absorb losses and the right to receive benefits from the trust that could potentially be significant to the trust. The CMSC Trust holds a $25.0 million mezzanine loan collateralized by interests in commercial real estate.  The mezzanine loan serves as collateral for the $25.0 million of trust certificates issued. As of June 30, 2016, the Company classified the mezzanine loan at fair value in Securitized commercial loan in the Consolidated Balance Sheets.  The $25.0 million of trust certificates, of which $14.0 million was eliminated in consolidation and the remaining $11.0 million held by an affiliate is carried at a fair value of $10.4 million and classified as Securitized debt in the Consolidated Balance Sheets.

The Company assesses modifications to VIEs on an ongoing basis to determine if a significant reconsideration event has occurred that would change the Company’s initial consolidation assessment.   The consolidated two trusts hold 486 performing Residential Whole-Loans and 1 performing commercial loan.  The following table presents a summary of the assets and liabilities of the residential and commercial loan trusts included in the Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015 (dollars in thousands).

	June 30, 2016	December 31, 2015
Residential Whole-Loans, at fair value	$189,696	$218,538
Securitized commercial loan, at fair value	23,688	25,000
Investment related receivable	6,370	—
Accrued interest receivable	1,656	1,836
Total assets	$221,410	$245,374
Securitized debt	$10,423	$11,000
Accrued interest payable	82	85
Accounts payable and accrued expenses	2	2
Total liabilities	$10,507	$11,087

The Company’s risk with respect to its investment in each trust is limited to its direct ownership in the trust. The Residential Whole-Loans and securitized commercial loan held by the consolidated trusts are held solely to satisfy the liabilities of the trust, and creditors of the trust have no recourse to the general credit of the Company for the trust certificates issued by the trusts. The assets of a consolidated trust can only be used to satisfy the obligations of that trust. The Company is not contractually required and has not provided any additional financial support to the trusts for the three and six months ended June 30, 2016 and June 30, 2015.  The Company did not deconsolidate any trusts during the three and six months ended June 30, 2016 and June 30, 2015.

The following table presents the components of the carrying value of Residential Whole-Loans and securitized commercial loan as of June 30, 2016 and December 31, 2015 (dollars in thousands):

	Residential Whole-Loans		Securitized Commercial Loan
	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Principal balance	$184,312	$212,647	$25,000	$25,000
Unamortized premium	1,436	2,410	—	—
Unamortized discount	(277)	(161)	—	—
Gross unrealized gains	4,274	3,642	—	—
Gross unrealized losses	(49)	—	(1,312)	—
Fair value	$189,696	$218,538	$23,688	$25,000

The Residential Whole-Loans are comprised of non-qualifying, mostly adjustable rate mortgages with low loan to values (or “LTV”).  The following tables present certain information about the Company’s Residential Whole-Loans investment portfolio at June 30, 2016 and December 31, 2015 (dollars in thousands):

June 30, 2016
			Weighted Average
Current Coupon Rate	Number of Loans	Principal Balance	Original LTV	Original FICO Score(1)	Expected Life (years)	Contractual Maturity (years)	Coupon Rate
3.01 – 4.00%	89	$29,339	57.4%	741	1.3	26.8	3.8%
4.01– 5.00%	113	43,213	56.5%	718	1.3	27.1	4.6%
5.01 – 6.00%	278	108,644	54.7%	722	1.5	27.3	5.1%
6.01 – 7.00%	6	3,116	71.2%	738	1.3	21.6	6.3%
Total	486	$184,312	55.8%	725	1.4	27.1	4.8%

(1)  The original FICO score is not available for 131 loans with a principal balance of approximately $53.3 million at June 30, 2016. The Company has excluded those loans from the weighted average computation.

December 31, 2015
			Weighted Average
Current Coupon Rate	Number of Loans	Principal Balance	Original LTV	Original FICO Score(1)	Expected Life (years)	Contractual Maturity (years)	Coupon Rate
3.01 – 4.00%	2	$698	35.7%	766	1.9	29.4	3.9%
4.01– 5.00%	211	79,696	56.6%	728	1.4	27.5	4.5%
5.01 – 6.00%	302	128,204	55.1%	723	1.6	27.9	5.1%
6.01 – 7.00%	9	4,049	71.0%	723	1.4	23.4	6.4%
Total	524	$212,647	55.9%	725	1.5	27.6	4.9%

(2)  The original FICO score is not available for 139 loans with a principal balance of approximately $58.7 million at December 31, 2015. The Company has excluded those loans from the weighted average computation.

The following tables present the U.S. states in which the collateral securing the Company’s Residential Whole-Loans at June 30, 2016 and December 31, 2015, based on principal balance, is located (dollars in thousands):

	June 30, 2016
	State Concentration	Principal Balance
California	83.2%	$153,414
Washington	6.5	12,125
Massachusetts	5.9	10,812
New York	2.7	4,980
Georgia	0.9	1,599
Other	0.8	1,382
Total	100.0%	$184,312

	December 31, 2015
	State Concentration	Principal Balance
California	83.1%	$176,611
Washington	6.8	14,442
Massachusetts	5.6	12,000
New York	2.5	5,399
Georgia	0.9	1,813
Other	1.1	2,382
Total	100.0%	$212,647

As of June 30, 2016, the aggregate fair value of the securitized debt issued by the consolidated VIE was $10.4 million which is classified as Securitized debt, at fair value in the Company’s Consolidated Balance sheets.  The cost of financing the securitized debt is approximately 8.9%.

Unconsolidated VIEs

As of June 30, 2016 and December 31, 2015, the Company had three investments in VIEs in which it was not the primary beneficiary, and accordingly, the VIEs were not consolidated in the Company’s consolidated financial statements. As of June 30, 2016 and December 31, 2015, the Company’s maximum exposure to loss from these investments did not exceed the sum of the $58.7 million and $58.2 million carrying value of the investments, respectively, which are classified in Mortgage-backed securities and other securities, at fair value in the Company’s Consolidated Balance sheets.

Note 6 — Borrowings under Repurchase Agreements

As of June 30, 2016, the Company had master repurchase agreements with 28 counterparties.  As of June 30, 2016, the Company had borrowings under repurchase agreements with 20 counterparties.  The following tables summarize certain characteristics of the Company’s repurchase agreements at June 30, 2016 and December 31, 2015 (dollars in thousands):

	June 30, 2016
Securities Pledged	Repurchase Agreement Borrowings	Weighted Average Interest Rate on Borrowings Outstanding at end of period	Weighted Average Remaining Maturity (days)
Agency RMBS	$1,547,407	0.75%	34
Agency CMBS	20,258	1.81%	7
Non-Agency RMBS	279,591	2.17%	32
Non-Agency CMBS	275,021	2.25%	32
Whole-Loans and securitized commercial loan(1)	161,732	2.47%	8
Other securities	26,710	2.71%	10
Borrowings under repurchase agreements, net	$2,310,719	1.25%	31

(1)         Repurchase agreement borrowings on Whole-Loans and securitized commercial loan owned through trust certificates.  The trust certificates are eliminated upon consolidation.

	December 31, 2015
Securities Pledged	Repurchase Agreement Borrowings	Weighted Average Interest Rate on Borrowings Outstanding at end of period	Weighted Average Remaining Maturity (days)
Agency RMBS	$1,601,713	0.66%	41
Agency CMBS	32,699	1.80%	21
Non-Agency RMBS	380,177	1.91%	44
Non-Agency CMBS	323,670	1.84%	37
Whole-Loans and securitized commercial loan(1)	180,892	2.38%	26
Other securities	66,650	2.33%	60
Borrowings under repurchase agreements	2,585,801	1.17%	38
Less unamortized debt issuance cost	134	N/A	N/A
Borrowings under repurchase agreements, net	$2,585,667	1.17%	38

(1)         Repurchase agreement borrowings on Whole-Loans and securitized commercial loan owned through trust certificates.  The trust certificates are eliminated upon consolidation.

For the six months ended June 30, 2016 and the year ended December 31, 2015, the Company had average borrowings under its repurchase agreements of approximately $2.4 billion and $3.4 billion, respectively, and had a maximum month-end balance during the periods of approximately $2.4 billion and $4.0 billion, respectively.  The Company had accrued interest payable at June 30, 2016 and December 31, 2015 of approximately $3.1 million and $3.0 million, respectively.  In addition, at June 30, 2016, the Company had entered into repurchase agreement borrowings of approximately $34.5 million, which settled between July 1, 2016 and July 5, 2016, with a weighted average interest rate of 2.62%, a weighted average contractual maturity of 27 days and secured by collateral of approximately $63.7 million.

The repurchase agreements bear interest at a contractually agreed-upon rate and typically have terms ranging from one month to three months.  The Company’s repurchase agreement borrowings are accounted for as secured borrowings when the Company maintains effective control of the financed assets.  Under the repurchase agreements, the respective counterparties retain the right to determine the fair value of the underlying collateral. A reduction in the value of pledged assets requires the Company to post additional securities as collateral, pay down borrowings or establish cash margin accounts with the counterparties in order to re-establish the agreed-upon collateral requirements, and is referred to as a margin call.  The inability of the Company to post adequate collateral for a margin call by a counterparty, in a timeframe as short as the close of the same business day, could result in a condition of default under the Company’s repurchase agreements, thereby enabling the counterparty to liquidate the collateral pledged by the Company, which may have a material adverse effect on the Company’s financial position, results of operations and cash flows.  During 2015, the Company also rehypothecated pledged U.S. Treasury securities it received from its repurchase agreement and interest rate swap counterparties as incremental collateral in order to increase the Company’s cash position. The maximum amount of repurchase borrowings for the rehypothecated U.S. Treasury securities was $0 during the three and six months ended June 30, 2016, respectively, and $0 and $530 thousand during the three and six months ended June 30, 2015, respectively.  At June 30, 2016 and June 30, 2015, the Company did not have any rehypothecated U.S. Treasury securities.

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

Further, if the Company is unable to renew, replace or expand repurchase financing with other sources of financing on substantially similar terms it may have a material adverse effect on the Company’s financial position, results of operations and cash flow, due to the long term nature of the Company’s investments and relatively short-term maturities of the Company’s repurchase agreements.  Certain of the repurchase agreements provide the counterparty with the right to terminate the agreement if the Company does not maintain certain equity and leverage metrics, the most restrictive of which include a limit on leverage based on the composition of the Company’s portfolio.   The Company was in compliance with the terms of such financial tests as of June 30, 2016.

At June 30, 2016 and December 31, 2015, repurchase agreements collateralized by investments had the following remaining maturities:

(dollars in thousands)	June 30, 2016	December 31, 2015(1)
Overnight	$—	$—
1 to 29 days	1,370,098	1,335,119
30 to 59 days	530,144	362,940
60 to 89 days	391,969	847,781
90 to 119 days	11,579	—
Greater than or equal to 120 days	6,929	39,961
Total	$2,310,719	$2,585,801

(1)         Excludes unamortized debt issuance costs of $134 thousand.

At June 30, 2016, the following table reflects amounts of collateral at risk under its repurchase agreements greater than 10% of the Company’s equity with any counterparty (dollars in thousands):

	June 30, 2016
Counterparty	Amount of Collateral at Risk, at fair value	Weighted Average Remaining Maturity (days)	Percentage of Stockholders’ Equity
RBC (Barbados) Trading Bank Corporation	$84,751	43	18.4%
Credit Suisse Securities (USA) LLC	64,515	10	14.0

Note 7 — Collateral Positions

The following tables summarize the Company’s collateral positions, with respect to its borrowings under repurchase agreements, securitized debt, derivatives and clearing margin account at June 30, 2016 and December 31, 2015 (dollars in thousands):

	June 30, 2016
	Assets Pledged- Fair Value	Accrued Interest	Fair Value of Assets Pledged and Accrued Interest
Assets pledged for borrowings under repurchase agreements:
Agency RMBS	$1,599,803	$6,083	$1,605,886
Agency CMBS	23,534	291	23,825
Non-Agency RMBS	415,307	749	416,056
Non-Agency CMBS	381,594	2,370	383,964
Whole-Loans and securitized commercial loan(1)	202,961	1,555	204,516
Other securities	49,265	266	49,531
Cash (2)	30,681	—	30,681
Securitized commercial loan pledged for securitized debt	10,423	83	10,506
Cash collateral for derivatives (2):	275,389	—	275,389
Total	$2,988,957	$11,397	$3,000,354

(1)  Whole-Loans and securitized commercial loan owned through trust certificates are pledged as collateral. The trust certificates are eliminated upon consolidation.

(2)  Cash posted as collateral is included in Due from counterparties on the Company’s Consolidated Balance Sheets.

	December 31, 2015
	Assets Pledged- Fair Value	Accrued Interest	Fair Value of Assets Pledged and Accrued Interest
Assets pledged for borrowings under repurchase agreements:
Agency RMBS	$1,658,865	$7,366	$1,666,231
Agency CMBS	37,872	342	38,214
Non-Agency RMBS	530,110	1,053	531,163
Non-Agency CMBS	449,771	2,949	452,720
Whole-Loans and securitized commercial loan(1)	232,538	1,750	234,288
Other securities	101,099	270	101,369
Cash (2)	38,300	—	38,300
Securitized commercial loan pledged for securitized debt	11,000	85	11,085
Cash collateral for derivatives (2):	211,263	—	211,263
Total	$3,270,818	$13,815	$3,284,633

(1)  Whole-Loans and securitized commercial loan owned through trust certificates are pledged as collateral. The trust certificates are eliminated upon consolidation.

(2)  Cash posted as collateral is included in Due from counterparties on the Company’s Consolidated Balance Sheets.

A reduction in the value of pledged assets typically results in the repurchase agreement counterparties, derivative counterparties and clearing margin counterparty initiating a daily margin call.  At June 30, 2016 and December 31, 2015, investments held by counterparties as security for repurchase agreements totaled approximately $2.7 billion and approximately $3.0 billion, respectively.  Cash collateral held by counterparties at June 30, 2016 and December 31, 2015 was approximately $306.1 million and approximately $249.6 million, respectively.  Cash posted by counterparties at June 30, 2016 and December 31, 2015, was approximately $16.7 million and approximately $10.0 million, respectively.  In addition, at June 30, 2016 and December 31, 2015, the Company did not hold securities as collateral from its repurchase agreement counterparties.  The Company has the ability to repledge collateral received from its repurchase counterparties.

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

To-Be-Announced Securities

The Company has also purchased or sold TBAs.  As of June 30, 2016 and December 31, 2015, the Company had contracts to purchase (“long position”) and sell (“short position”) TBAs on a forward basis. TBAs having the characteristics of a derivative are accounted for at fair value with such changes recognized in Gain (loss) on derivatives, net in the Consolidated Statement of Operations.

Futures Contracts

The Company may enter into Eurodollar, Volatility Index, and U.S. Treasury futures. As of June 30, 2016, the Company had entered into contracts to buy (“long position”) U.S. Treasury futures with a notional amount of $357.9 million, a fair value in an asset position of $8.9 million and an expiration date of September 2016.  As of December 31, 2015, the Company had entered into contracts to buy (“long position”) U.S. Treasuries with a notional amount of $480.8 million, a fair value in a liability position of $635 thousand and an expiration date of March 2016.

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

The following tables summarize the Company’s derivative instruments at June 30, 2016 and December 31, 2015 (dollars in thousands):

			June 30, 2016
Derivative Instrument	Accounting Designation	Consolidated Balance Sheets Location	Notional Amount	Fair Value, excluding accrued interest	Accrued Interest Payable (receivable)
Interest rate swaps, assets	Non-Hedge	Derivative assets, at fair value	$4,018,600	$155,492	$(12,472)
Futures, assets	Non-Hedge	Derivative assets, at fair value	357,900	8,861	—
Foreign currency swaps, asset	Non-Hedge	Derivative assets, at fair value	11,560	3,137	(177)
Foreign currency forward contracts, asset	Non-Hedge	Derivative assets, at fair value	5,805	155	—
TBA securities, assets	Non-Hedge	Derivative assets, at fair value	705,000	5,317	—
Total derivative instruments, assets				172,962	(12,649)

Interest rate swaps, liability	Non-Hedge	Derivative liability, at fair value	5,889,000	(395,572)	14,009
Total return swaps - liability	Non-Hedge	Derivative liability, at fair value	53,320	(2,160)	(103)
Foreign currency forward contracts, liability	Non-Hedge	Derivative liability, at fair value	5,059	(65)	—
TBA securities, liabilities	Non-Hedge	Derivative liability, at fair value	465,000	(3,877)	—
Total derivative instruments, liabilities				(401,674)	13,906
Total derivative instruments, net				$(228,712)	$1,257

			December 31, 2015
Derivative Instrument	Accounting Designation	Consolidated Balance Sheets Location	Notional Amount	Fair Value, excluding accrued interest	Accrued Interest Payable (receivable)
Interest rate swaps, assets	Non-Hedge	Derivative assets, at fair value	$2,808,700	$9,635	$1,287
Interest rate swaptions, assets	Non-Hedge	Derivative assets, at fair value	1,105,000	1,479	—
Futures contract, asset	Non-Hedge	Derivative assets, at fair value	201,600	63	—
Foreign currency swaps, asset	Non-Hedge	Derivative assets, at fair value	25,160	7,168	(398)
Foreign currency forward contracts, asset	Non-Hedge	Derivative assets, at fair value	5,825	302	—
TBA securities, assets	Non-Hedge	Derivative assets, at fair value	1,650,000	3,268	—
Total derivative instruments, assets				21,915	889

Interest rate swaps, liability	Non-Hedge	Derivative liability, at fair value	5,631,800	(178,305)	7,875
Futures contract, liability	Non-Hedge	Derivative liability, at fair value	279,200	(698)	—
Foreign currency forward contracts, liability	Non-Hedge	Derivative liability, at fair value	7,671	(281)	—
TBA securities, liabilities	Non-Hedge	Derivative liability, at fair value	825,000	(893)	—
Total derivative instruments, liabilities				(180,177)	7,875
Total derivative instruments, net				$(158,262)	$8,764

Interest Rate Swaps

The following tables summarize the average fixed pay rate and average maturity for the Company’s interest rate swaps as of June 30, 2016 and December 31, 2015 (excludes interest rate swaptions) (dollars in thousands):

	June 30, 2016
Remaining Interest Rate Swap Term	Notional Amount	Fair Value – Asset (Liability), net	Average Fixed Pay Rate	Average Maturity (Years)	Forward Starting
Greater than 1 year and less than 3 years	$980,900	$(3,154)	1.1%	1.7	89.2%
Greater than 3 years and less than 5 years	2,225,000	(74,568)	1.8	4.4	30.6
Greater than 5 years	2,683,100	(317,850)	2.6	9.4	4.1
Total	$5,889,000	$(395,572)	2.0%	6.2	28.3%

	December 31, 2015
Remaining Interest Rate Swap Term	Notional Amount	Fair Value – Asset (Liability), net	Average Fixed Pay Rate	Average Maturity (Years)	Forward Starting
1 year or less	$1,286,000	$163	0.6%	0.6	—%
Greater than 1 year and less than 3 years	1,131,800	(1,450)	1.1	1.4	—
Greater than 3 years and less than 5 years	1,345,200	(22,705)	2.1	4.6	—
Greater than 5 years	2,404,600	(131,744)	2.8	10.2	29.5
Total	$6,167,600	$(155,736)	1.9%	5.4	11.5%

The Company has entered into swaps to effectively fix the interest rate (for the life of the swap); net of variable-rate payment swaps, of approximately $205.4 million of borrowings under its repurchase agreements, excluding forward starting swaps of approximately $1.7 billion.

The following tables summarize the average variable pay-rate and average maturity for the Company’s interest rate swaps as of June 30, 2016 and December 31, 2015 (excludes interest rate swaptions) (dollars in thousands):

	June 30, 2016
Remaining Interest Rate swap Term	Notional Amount	Fair Value – Asset (Liability), net	Average Variable Pay Rate	Average Maturity (Years)	Forward Starting
Greater than 3 years and less than 5 years	$2,265,400	$43,648	0.6%	4.3	—%
Greater than 5 years	1,753,200	111,844	0.6	10.3	—
Total	$4,018,600	$155,492	0.6%	6.9	—%

	December 31, 2015
Remaining Interest Rate swap Term	Notional Amount	Fair Value – Asset (Liability), net	Average Variable Pay Rate	Average Maturity (Years)	Forward Starting
Greater than 3 years and less than 5 years	$1,170,700	$(8,902)	0.4%	4.5	—%
Greater than 5 years	1,102,200	(4,032)	0.4	12.3	—
Total	$2,272,900	$(12,934)	0.4%	8.2	—%

The Company’s agreements with certain of its bilateral interest rate swap counterparties may be terminated at the option of the counterparty, and settled at fair value, if the Company does not maintain certain equity and leverage metrics.  The most restrictive of which contain provisions which become more restrictive based upon portfolio composition.  As of June 30, 2016, the Company was in compliance with the terms of such financial tests.

Interest Rate Swaptions

At June 30, 2016, the Company did not have any swaptions in its derivative holdings. The following tables present information about the Company’s interest rate swaptions as of December 31, 2015 (dollars in thousands):

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

Derivative Collateral

The Company has minimum collateral posting thresholds with certain of its derivative counterparties, including with its clearing broker for cleared swaps, for which it typically pledges cash.  During 2015, the Company rehypothecated some of the U.S. Treasury securities it received as incremental collateral on its repurchase borrowings, swaps and swaptions, effectively entering into repurchase agreements with such securities, in order to increase its cash position.  The maximum amount of repurchase borrowings for the rehypothecated U.S. Treasury securities was $0 and $530 thousand during the six months ended June 30, 2016 and June 30, 2015, respectively.  At June 30, 2016, no U.S. Treasury securities were rehypothecated.  As of June 30, 2016 and December 31, 2015, the Company had cash pledged as collateral for derivatives of approximately $275.4 million and approximately $211.3 million, respectively, which is reported in the Consolidated Balance Sheets as Due from counterparties. The Company held cash of approximately $14.5 million and approximately $9.4 million as collateral against derivatives at June 30, 2016 and December 31, 2015, respectively, which is reported in the Consolidated Balance Sheets as Due to counterparties.

As of June 30, 2016, the Company has swaps with two counterparties that are based in England and Switzerland, with fair values in an asset position of approximately $3.3 million and with fair values in a liability position of approximately $3.1 million and notional balances of $11.6 million and $123.9 million, respectively.  As of December 31, 2015, the Company has swaps with two counterparties that are based in England and Switzerland, with fair values in an asset position of approximately $7.6 million and with fair values in a liability position of approximately $183 thousand and notional balances of $25.2 million and $123.9 million, respectively.  Included in the $275.4 million and $211.3 million pledged by the Company is cash pledged to the counterparty based in Switzerland of $4.4 million and $1.4 million at June 30, 2016 and December 31, 2015, respectively.  Included in the $14.5 million and $9.4 million received by the Company is cash posted as collateral by the counterparty based in England of approximately $3.5 million and $7.4 million at June 30, 2016 and December 31, 2015, respectively.

Foreign Currency Forwards and Swaps

The following is a summary of the Company’s foreign currency forwards at June 30, 2016 and December 31, 2015 (dollars and euros in thousands):

	June 30, 2016
Derivative Type	Notional Amount	Notional (USD Equivalent)	Maturity	Fair Value
Buy USD/Sell EUR currency forward	€5,083	$5,805	July 2016	$155
Currency forwards, assets	€5,083	$5,805	n/a	$155
Buy EUR/Sell USD currency forward	€4,492	$5,059	July 2016	$(65)
Currency forwards, liabilities	€4,492	$5,059	n/a	$(65)
Total currency forwards	€9,575	$10,864	n/a	$90

	December 31, 2015
Derivative Type	Notional Amount	Notional (USD Equivalent)	Maturity	Fair Value
Buy USD/Sell EUR currency forward	€5,083	5,825	January 2016	$302
Currency forwards, assets	€5,083	$5,825	n/a	$302
Buy EUR/Sell USD currency forward	€6,800	$7,671	January 2016	$(281)
Currency forwards, liabilities	€6,800	$7,671	n/a	$(281)
Total currency forwards	€11,883	$13,496	n/a	$21

The following is a summary of the Company’s foreign currency swaps with a fair value of $3.1 million and $7.2 million at June 30, 2016 and December 31, 2015, respectively (dollars and euros in thousands):

June 30, 2016
	Date entered	Maturity	Fixed Rate	Denomination	Notional Amount
Payer	June 2014	July 2024	7.25%	EUR	8,500
Receiver	June 2014	July 2024	9.005%	USD	11,560

December 31, 2015
	Date entered	Maturity	Fixed Rate	Denomination	Notional Amount
Payer	June 2014	July 2024	7.25%	EUR	18,500
Receiver	June 2014	July 2024	9.005%	USD	25,160

To- Be- Announced Securities

The following table presents additional information about the Company’s contracts to purchase and sell TBAs for the six months ended June 30, 2016 (dollars in thousands):

	Notional Amount as of December 31, 2015	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount as of June 30, 2016
Purchase of TBAs	$1,650,000	$5,055,000	$(6,000,000)	$705,000
Sale of TBAs	$825,000	$5,640,000	$(6,000,000)	$465,000

Gain (loss) on derivative instruments

The below tables summarize the effects of the Company’s derivative instruments, including Agency and Non-Agency Interest-Only Strips characterized as derivatives and TBAs, reported in Gain (loss) on derivative instruments, net in the Consolidated Statements of Operations for the three and six months ended June 30, 2016 and June 30, 2015 (dollars in thousands):

	Three months ended June 30, 2016
Description	Realized Gain (Loss), net	Contractual interest income (expense), net(1)	Return (Recovery) of Basis	Mark-to- market adjustments	Total

Interest rate swaps	$—	$(6,910)	$167	$(17,023)	$(23,766)
Interest rate swaptions	(323)	—	—	322	(1)
Agency and Non-Agency Interest-Only Strips— accounted for as derivatives	(455)	3,464	(2,720)	(1,247)	(958)
Futures contracts	(907)	—	—	10,655	9,748
Foreign currency forwards	(165)	—	—	270	105
Foreign currency swaps	—	94	—	538	632
Total return swaps	7	307	—	(1,294)	(980)
TBAs	848	—	—	207	1,055
Total	$(995)	$(3,045)	$(2,553)	$(7,572)	$(14,165)

	Six months ended June 30, 2016
Description	Realized Gain (Loss), net	Contractual interest income (expense), net(1)	Return (Recovery) of Basis	Mark-to- market adjustments	Total

Interest rate swaps	$(3,605)	$(15,505)	$334	$(71,271)	$(90,047)
Interest rate swaptions	(1,035)	—	—	1,631	596
Agency and Non-Agency Interest-Only Strips— accounted for as derivatives	(155)	7,610	(6,103)	(4,926)	(3,574)
Options	4,756	—	—	—	4,756
Futures contracts	13,409	—	—	9,496	22,905
Foreign currency forwards	(193)	—	—	70	(123)
Foreign currency swaps	3,942	207	—	(4,031)	118
Total return swaps	15	528	—	(2,160)	(1,617)
TBAs	8,587	—	—	(936)	7,651
Total	$25,721	$(7,160)	$(5,769)	$(72,127)	$(59,335)

	Three months ended June 30, 2015
Description	Realized Gain (Loss), net	Contractual interest income (expense), net(1)	Return (Recovery) of Basis	Mark-to- market adjustments	Total

Interest rate swaps	$(8,513)	$(4,526)	$367	$34,697	$22,025
Interest rate swaptions	(4,436)	—	—	730	(3,706)
Agency and Non-Agency Interest-Only Strips— accounted for as derivatives	—	5,609	(4,235)	2,228	3,602
Futures contracts	(459)	—	—	795	336
Foreign currency forwards	(1,492)	—	—	1,533	41
Foreign currency swaps	—	179	—	(1,064)	(885)
TBAs	(971)	—	—	(7,288)	(8,259)
Total	$(15,871)	$1,262	$(3,868)	$31,631	$13,154

	Six months ended June 30, 2015
Description	Realized Gain (Loss), net	Contractual interest income (expense), net(1)	Return (Recovery) of Basis	Mark-to- market adjustments	Total

Interest rate swaps	$(9,562)	$(6,310)	$738	$(18,508)	$(33,642)
Interest rate swaptions	(3,723)	—	—	(143)	(3,866)
Agency and Non-Agency Interest-Only Strips— accounted for as derivatives	(2)	11,263	(8,713)	(167)	2,381
Futures contracts	(459)	—	—	721	262
Foreign currency forwards	(846)	—	—	338	(508)
Foreign currency swaps	—	395	—	3,292	3,687
TBAs	6,477	—	—	(9,939)	(3,462)
Total	$(8,115)	$5,348	$(7,975)	$(24,406)	$(35,148)

(1)         Contractual interest income (expense), net on derivative instruments includes interest settlement paid or received.

Note 9 — Offsetting Assets and Liabilities

The following tables present information about certain assets and liabilities that are subject to master netting agreements (or similar agreements) and can potentially be offset on the Company’s Consolidated Balance Sheets at June 30, 2016 and December 31, 2015:

Offsetting of Derivative Assets and Reverse Repurchase Agreements as of June 30, 2016

	Gross	Gross Amounts Offset in the	Net Amounts of Assets presented in the	Gross Amounts Not Offset in the Consolidated Balance Sheets
$ in thousands Description	Amounts of Recognized Assets	Consolidated Balance Sheets	Consolidated Balance Sheets	Financial Instruments (1)	Cash Collateral Received	Net Amount
Agency and Non-Agency Interest-Only Strips, accounted for as derivatives included in MBS	$40,840	$—	$40,840	$(36,131)	$—	$4,709
Derivative asset, at fair value(2)	172,962	—	172,962	(157,058)	(14,058)	1,846
Total	$213,802	$—	$213,802	$(193,189)	$(14,058)	$6,555

Offsetting of Derivative Liabilities and Repurchase Agreements as of June 30, 2016

	Gross	Gross Amounts Offset in the	Net Amounts of Liabilities presented in the	Gross Amounts Not Offset in the Consolidated Balance Sheets
$ in thousands Description	Amounts of Recognized Liabilities	Consolidated Balance Sheets	Consolidated Balance Sheets	Financial Instruments (1)	Cash Collateral Pledged(1)	Net Amount
Derivative liability, at fair value(2)(3)	$401,674	$—	$401,674	$(157,058)	$(242,238)	$2,378
Repurchase Agreements(4)	2,310,719	—	2,310,719	(2,310,719)	—	—
	$2,712,393	$—	$2,712,393	$(2,467,777)	$(242,238)	$2,378

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

(3) Cash collateral pledged against the Company’s derivative counterparties was approximately $275.4 million as of June 30, 2016.

(4) The fair value of investments pledged against the Company’s repurchase agreements was approximately $2.7 billion as of June 30, 2016.

Offsetting of Derivative Assets as of December 31, 2015

	Gross	Gross Amounts Offset in the	Net Amounts of Assets presented in the	Gross Amounts Not Offset in the Consolidated Balance Sheets
$ in thousands Description	Amounts of Recognized Assets	Consolidated Balance Sheets	Consolidated Balance Sheets	Financial Instruments (1)	Cash Collateral Received	Net Amount
Agency and Non-Agency Interest-Only Strips, accounted for as derivatives included in MBS	$59,987	$—	$59,987	$(55,372)	$—	$4,615
Derivative asset, at fair value(2)	21,915	—	21,915	(10,177)	(8,647)	3,091
Total	$81,902	$—	$81,902	$(65,549)	$(8,647)	$7,706

Offsetting of Derivative Liabilities and Repurchase Agreements as of December 31, 2015

	Gross	Gross Amounts Offset in the	Net Amounts of Liabilities presented in the	Gross Amounts Not Offset in the Consolidated Balance Sheets
$ in thousands Description	Amounts of Recognized Liabilities	Consolidated Balance Sheets	Consolidated Balance Sheets	Financial Instruments (1)	Cash Collateral Pledged(1)	Net Amount
Derivative liability, at fair value(2)(3)	$180,177	$—	$180,177	$(10,177)	$(169,887)	$113
Repurchase Agreements(4)	2,585,801	—	2,585,801	(2,585,801)	—	—
	$2,765,978	$—	$2,765,978	$(2,595,978)	$(169,887)	$113

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

Note 10 — Related Party Transactions

Management Agreement

In connection with the Company’s IPO in May 2012, the Company entered into a management agreement (the “Management Agreement”) with the Manager, which describes the services to be provided by the Manager and compensation for such services.  The Manager is responsible for managing the Company’s operations, including: (i) performing all of its day-to-day functions; (ii) determining investment criteria in conjunction with the Board of Directors; (iii) sourcing, analyzing and executing investments, asset sales and financings; (iv) performing asset management duties; and (v) performing financial and accounting management, subject to the direction and oversight of the Company’s Board of Directors. Pursuant to the terms of the Management Agreement, the Manager is paid a management fee equal to 1.50% per annum of the Company’s stockholders’ equity (as defined in the Management Agreement), calculated and payable (in cash) quarterly in arrears. For purposes of calculating the management fee, “stockholders’ equity” means the sum of the net proceeds from any issuances of the Company’s equity securities since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus retained earnings, calculated in accordance with GAAP, at the end of the most recently completed fiscal quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less any amount paid for repurchases of the Company’s shares of common stock, excluding any unrealized gains, losses or other non-cash items, including OTTI charges, prior to January 1, 2016; unrealized gain (loss), net; and the non-cash portion of gain (loss) on derivative instruments, that have impacted stockholder’s equity as reported in the Company’s consolidated financial statements prepared in accordance with GAAP, regardless of whether such items are included in other comprehensive income or loss, or in net income, and excluding one-time events pursuant to changes in GAAP and certain other non-cash charges after discussions between the Manager and the Company’s independent directors and after approval by a majority of the Company’s independent directors. However, if the Company’s stockholders’ equity for any given quarter is negative based on the calculation described above, the Manager will not be entitled to receive any management fee for that quarter. For the quarterly periods subsequent to January 1, 2016, to the extent OTTI reduces the Company’s stockholders’ equity, it will reduce the management fee for such period.  See Note 16.

In addition, the Company may be required to reimburse the Manager for certain expenses as described below, and shall reimburse the Manager for the compensation paid to the Company’s CFO, controller and their staff. Expense reimbursements to the Manager are made in cash on a regular basis. The Company’s reimbursement obligation is not subject to any dollar limitation. Because the Manager’s personnel perform certain legal, accounting, due diligence tasks and other services that outside professionals or outside consultants otherwise would perform, the Manager may be paid or reimbursed for the documented cost of performing such tasks, provided that such costs and reimbursements are in amounts which are no greater than those which would be payable to outside professionals or consultants engaged to perform such services pursuant to agreements negotiated on an arm’s-length basis.

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

For the three and six months ended June 30, 2016, the Company incurred approximately $2.6 million and approximately $5.3 million in management fees, respectively.  For the three and six months ended June 30, 2015, the Company incurred approximately $2.7 million and approximately $5.4 million in management fees, respectively.

In addition to the management fee, the Company is also responsible for reimbursing the Manager for certain expenses paid by the Manager on behalf of the Company as defined in the Management Agreement.  For the three and six months ended June 30, 2016, the Company recorded expenses included in compensation expense totaling approximately $292 thousand and approximately $364 thousand, respectively, related to reimbursable employee costs.  For the three and six months ended June 30, 2015, the Company recorded expenses included in compensation expense totaling approximately $657 thousand and approximately $794 thousand, respectively, related to reimbursable employee costs.  Any such expenses incurred by the Manager and reimbursed by the Company, including the employee compensation expense, are typically included in the Company’s operating expenses in its Consolidated Statements of Operations, or may be reflected in the Consolidated Balance Sheets and associated Consolidated Statement of Changes in Stockholders’ Equity, based on the nature of the item.  At June 30, 2016 and December 31, 2015, approximately $2.6 million and approximately $2.7 million, respectively, for management fees incurred but not yet paid was included in Payable to related party in the Consolidated Balance Sheets.  In addition, at June 30, 2016 and December 31, 2015, approximately $313 thousand and approximately $277 thousand, respectively, of reimbursable costs incurred but not yet paid was included in Payable to related party in the Consolidated Balance Sheets.

Securitized debt

At June 30, 2016, the Company had securitized debt related to the consolidated VIEs, with a balance of $11.0 million (and a fair value of $10.4 million) which was held by an affiliate.  The securitized debt of the VIEs can only be settled with the commercial loans that serve as collateral for the securitized debt of the VIE and is non-recourse to the Company.

Note 11 — Share-Based Payments

In conjunction with the Company’s IPO and concurrent private placement, the Company’s Board of Directors approved the Western Asset Mortgage Capital Corporation Equity Plan (the “Equity Plan”) and the Western Asset Manager Equity Plan (the “Manager Equity Plan” and collectively the “Equity Incentive Plans”). The Equity Incentive Plans include provisions for grants of restricted common stock and other equity-based awards to the Manager, its employees and employees of its affiliates and to the Company’s directors, officers and employees. The Company can issue up to 3.0% of the total number of issued and outstanding shares of its common stock (on a fully diluted basis) at the time of each award (other than any shares previously issued or subject to awards made pursuant to one of the Company’s Equity Incentive Plans) under these Equity Incentive Plans. At May 15, 2012, there were 308,335 shares of common stock initially reserved for issuance under the Equity Incentive Plans. Upon the completion of the October 3, 2012 follow-on common stock offering, the stock portion of the Company’s dividend declared on December 19, 2013, and the April 9, 2014 follow-on offering (which includes the partial exercise of the overallotment option on May 7, 2014) and private placement of common stock, the number of shares of common stock available for issuance under the Equity Incentive Plans increased to 1,237,711, inclusive of 681,970 shares of restricted stock granted and 24,827 shares of restricted stock issued as a result of the stock portion of the dividend declared on December 19, 2013 and restricted stock attributed to dividends on restricted stock under the Director Deferred Fee Plan. As of June 30, 2016, 530,914 shares remained available for issuance under the Equity Incentive Plans.

The Company made the following grants under the Equity Plan for the six months ended June 30, 2016 and the year ended December 31, 2015:

On March 1, 2015, the Company granted 200,000 shares of restricted common stock to the Manager under the Manager Equity Plan. One-third of the shares vested on March 1, 2016, one-third will vest on March 1, 2017 and the remaining one-third will vest on March 1, 2018.

On June 4, 2015, the Company granted a total of 10,500 (2,625 each) of restricted common stock under the Equity Plan to the Company’s four independent directors.  These restricted shares vested in full on June 4, 2016, the first anniversary of the grant date.  Each of the independent directors has elected to defer the shares granted to him under the Company’s Director Deferred Fee Plan (the “Director Deferred Fee Plan”). The Director Deferred Fee Plan permits eligible members of the Company’s board of directors to defer certain stock awards made under its director compensation programs. The Director Deferred Fee Plan allows directors to defer issuance of their stock awards and therefore defer payment of any tax liability until the deferral is terminated, pursuant to the election form executed each year by each eligible director.

On June 2, 2016, the Company granted a total of 17,132 (4,283 each) of restricted common stock under the Equity Plan to the Company’s four independent directors.  These restricted shares will vest in full on June 2, 2017, the first anniversary of the grant date.  Each of the independent directors has elected to defer the shares granted to him under the Company’s Director Deferred Fee Plan (the “Director Deferred Fee Plan”). The Director Deferred Fee Plan permits eligible members of the Company’s board of directors to defer certain stock awards made under its director compensation programs. The Director Deferred Fee Plan allows directors to defer issuance of their stock awards and therefore defer payment of any tax liability until the deferral is terminated, pursuant to the election form executed each year by each eligible director.

On December 8, 2015 the Company’s chief financial officer passed away and the board of directors approved the accelerated vesting of 13,980 shares of restricted common stock.

During the six months ended June 30, 2016 and June 30, 2015, 200,983 and 160,510 restricted common shares vested, respectively, including shares whose issuance has been deferred under the Director Deferred Fee Plan. The Company recognized stock-based compensation expense of approximately $346 thousand and approximately $918 thousand for the three and six months ended June 30, 2016, respectively,  and approximately $781 thousand and approximately $1.5 million for the three and six months ended June 30, 2015, respectively.  In addition, the Company had unamortized compensation expense of $146 thousand for equity awards and approximately $1.5 million for liability awards and $67 thousand for equity awards and approximately $2.4 million for liability awards at June 30, 2016 and December 31, 2015, respectively.

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

The following is a summary of restricted common stock vesting dates as of June 30, 2016 and December 31, 2015, including shares whose issuance has been deferred under the Director Deferred Fee Plan:

	June 30, 2016	December 31, 2015
Vesting Date	Shares Vesting	Shares Vesting
March 2016	—	188,184
June 2016	—	11,528
March 2017	133,334	133,334
June 2017	17,132	—
March 2018	66,667	66,667
	217,133	399,713

The following table presents information with respect to the Company’s restricted stock for the six months ended June 30, 2016 including shares whose issuance has been deferred under the Director Deferred Fee Plan:

	Shares of Restricted Stock	Weighted Average Grant Date Fair Value (1)
Outstanding at beginning of period	688,394	$17.39
Granted (2)	18,403	9.36
Cancelled/forfeited	—	—
Outstanding at end of period	706,797	$17.18
Unvested at end of period	217,133	$15.00

(1)         The grant date fair value of restricted stock awards is based on the closing market price of the Company’s common stock at the grant date.

(2)         Included 1,271 shares of restricted stock attributed to dividends on restricted stock under the Director Deferred Fee Plan.

Note 12 — Stockholders’ Equity

Warrants

On May 9, 2012, the Company entered into agreements with certain institutional investors to sell 2,231,787 warrant units. Each warrant unit consists of one share of the Company’s common stock and a warrant to purchase 0.5 of a share of the Company’s common stock, subject to adjustment. As of June 30, 2016, the adjusted exercise price of the warrants was $16.70 and there were a total of 1,232,916 warrant shares purchasable. The warrants expire on May 15, 2019.

Share Repurchase Program

On February 25, 2016, the Board of Directors of the Company reauthorized its repurchase program of up to 2,050,000 shares of its common stock through December 31, 2017.  The original authorization expired on December 31, 2015. Purchases made pursuant to the program will be made in the open market, in privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rules 10b5-1 and 10b-18 of the Securities and Exchange Commission. The authorization does not obligate the Company to acquire any particular amount of common shares and the program may be suspended or discontinued at the Company’s discretion without prior notice. The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors.  The Company has not repurchased any shares of common stock pursuant to the authorization as of June 30, 2016.

Dividends

The following table presents cash dividends declared and paid by the Company on its common stock:

Declaration Date	Record Date	Payment Date	Amount per Share	Tax Characterization

2016
June 23, 2016	July 5, 2016	July 26, 2016	$0.31	Not yet determined
March 24, 2016	April 4, 2016	April 26, 2016	$0.45	Not yet determined

2015
December 17, 2015	December 28, 2015	January 26, 2016	$0.58	Ordinary income
September 24, 2015	October 5, 2015	October 27, 2015	$0.60	Ordinary income
June 18, 2015	June 29, 2015	July 28, 2015	$0.64	Ordinary income
March 26, 2015	April 6, 2015	April 28, 2015	$0.67	Ordinary income

2014
December 18, 2014	December 29, 2014	January 27, 2015	$0.70	Ordinary income
September 23, 2014	October 3, 2014	October 28, 2014	$0.70	Ordinary income
June 19, 2014	June 30, 2014	July 29, 2014	$0.67	Ordinary income
March 20, 2014	March 31, 2014	April 29, 2014	$0.67	Ordinary income

Note 13 — Net Income (Loss) per Common Share

The table below presents basic and diluted net income (loss) per share of common stock using the two-class method for the three and six months ended June 30, 2016 and June 30, 2015 (dollars, other than shares and per share amounts, in thousands):

	For the three months ended June 30, 2016	For the three months ended June 30, 2015	For the six months ended June 30, 2016	For the six months ended June 30, 2015
Numerator:
Net income (loss) attributable to common stockholders and participating securities for basic and diluted earnings per share	$17,303	$(1,693)	$(19,001)	$12,453
Less:
Dividends and undistributed earnings allocated to participating securities	98	276	225	536
Net income (loss) allocable to common stockholders — basic and diluted	$17,205	$(1,969)	$(19,226)	$11,917

Denominator:
Weighted average common shares outstanding for basic earnings per share	41,719,800	41,507,256	41,657,761	41,462,840
Weighted average diluted shares outstanding (warrants)	—	—		—
Weighted average common shares outstanding for diluted earnings per share	41,719,800	41,507,256	41,657,761	41,462,840
Basic earnings per common share	$0.41	$(0.05)	$(0.46)	$0.29
Diluted earnings per common share	$0.41	$(0.05)	$(0.46)	$0.29

For the three and six months ended June 30, 2016 and June 30, 2015, the Company excluded the effects of the warrants from the computation of diluted earnings per share since the average market value per share of the Company’s common stock was below the exercise price of the warrants.

Note 14 — Income Taxes

As a REIT, the Company is not subject to federal income tax to the extent that it makes qualifying distributions to its stockholders and satisfies on a continuing basis, through actual investment and operating results, the REIT requirements including certain asset, income and stock ownership tests.

Based on the Company’s analysis of any potential uncertain income tax positions, the Company concluded that it does not have any uncertain tax positions that meet the recognition or measurement criteria as of June 30, 2016.  The Company files U.S. federal and state income tax returns.  As of June 30, 2016, tax returns filed by the Company for 2014, 2013 and 2012 are open for examination pursuant to relevant statutes of limitation. In the event that the Company incurs income tax related interest and penalties, the Company’s policy is to classify them as a component of its provision for income taxes.

Subject to the limitation under the REIT asset test rules, the Company is permitted to own up to 100% of the stock of one or more TRS. Currently, the Company owns one TRS that is taxable as a corporation and is subject to federal, state and local income tax on its net income at the applicable corporate rates. The TRS, which was formed in Delaware on July 28, 2014, is a limited liability company and a wholly-owned subsidiary of the Company. As of June 30, 2016, the Company is expected to have a cumulative loss for tax purposes and any accrual of benefit of net operating losses for GAAP would be fully reserved and not material not the financial.  As there can be no certainty that the TRS will have taxable income in the future, no tax benefit was included in these consolidated financial statements.

Note 15 — Contingencies

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. Management is not aware of any material contingencies at June 30, 2016.

Note 16 — Subsequent Events

On August 3, 2016, the Company and the Manager entered into an amendment to the Management Agreement, which amended the definition of “Equity” in the Management Agreement.  Under the previous definition, OTTI was excluded as a non-cash item and had no impact on the calculation of the Company’s management fee.  Under the new definition, for all periods beginning on and following January 1, 2016, OTTI will reduce the Company’s “Equity” for any completed fiscal quarter in which OTTI was recognized, which in turn will reduce the Company’s management fee.  The amendment to the Management Agreement described above is attached to this Quarterly Report on Form 10-Q as Exhibit 10.1.

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

At June 30, 2016, our investment portfolio was comprised of approximately $1.6 billion of Agency RMBS (including approximately $52.7 million of Agency Interest-Only Strips), approximately $415.4 million of Non-Agency RMBS (including approximately $88.8 million of Non-Agency Interest-Only Strips), approximately $23.5 million of Agency CMBS (including approximately $10.7 million of Agency CMBS Interest-Only Strips), approximately $381.6 million of Non-Agency CMBS, approximately $49.3 million of other securities and approximately $189.7 million of Residential Whole-Loans.  In addition, we hold a $14.0 million controlling financial interest in a CMBS trust, which resulted in the consolidation of the assets and liabilities of the trust.  As a result of the consolidation of the CMBS trust, our holdings included a $13.3 million securitized commercial loan.

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

As of June 30, 2016, we had entered into master repurchase agreements or MRAs with 28 counterparties. As of June 30, 2016, we had approximately $2.3 billion of borrowings outstanding under our repurchase agreements collateralized by approximately $2.7 billion of our investments.  We have entered into approximately $205.4 million of interest rate swaps to effectively fix the interest rate of our borrowings under our repurchase agreements; net of variable-rate payment interest rate swaps of approximately $4.0 billion, and excluding forward starting interest rate swaps of approximately $1.7 billion. As of June 30, 2016, our aggregate debt-to-equity ratio was approximately 5.0 to 1. Our debt-to-equity ratio is computed by dividing the sum of our borrowings under repurchase agreements by total stockholders’ equity.  The debt to equity ratio is not a comprehensive statement of overall investment portfolio leverage which is affected by any leverage embedded in TBAs and derivative instruments.

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

During the first two months of the second quarter investor sentiment improved, resulting in a rebound in the equity, corporate fixed income markets and the credit sensitive mortgage markets.  In June the markets experienced a downturn as Brexit trigged risk-off sentiment due to the uncertainty in the European geopolitical landscape. After the Brexit induced market volatility and rally in the U.S. treasury market waned, both our Agency and Non-Agency securities spreads tightened. We were able to deliver improved performance in the second quarter as a result of spreads tightening and reduced hedge adjusted borrowing costs.

Although there remains uncertainty in the European geopolitical landscape we expect continued yet gradual growth in the U.S. and a positive outlook for both the residential and consumer markets.   Wall Street remains skeptical the Federal Reserve will raise rates at all in 2016 and we believe the U.S. will remain in a “lower for longer” rate environment.

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

Our target assets are Agency RMBS (including to-be-announced securities or TBAs) and Non-Agency RMBS, Agency CMBS, Non-Agency CMBS, Non U.S. CMBS, ABS, Residential Whole-Loans and Whole-Loan securities.  In 2016, under current market conditions, we expect to deploy our capital to Agency RMBS Non-Agency RMBS, Residential Whole-Loans and Whole-Loan securities with the intention of shifting our investments towards a balanced portfolio.  We do not have specific investment guidelines providing for precise minimum or maximum allocations to any sector other than those necessary for maintaining our qualification as a REIT and our exemption from the 1940 Act.  These regulatory limits restrict our ability to shift away from Agency securities and diversify the portfolio as certain MBS securities that do not qualify as real estate assets. Accordingly, subject to these limits, allocations to various sectors may vary significantly with market constraints and our Manager’s investment views.  Our Manager has not and does not expect to purchase securities on our behalf with a view to selling them shortly after purchase.  However, in order to maximize returns and manage portfolio risk while remaining opportunistic, we may dispose of securities earlier than anticipated or hold securities longer than anticipated depending upon prevailing market conditions, credit performance, availability of leverage or other factors regarding a particular asset and/or our capital position.

As of June 30, 2016, the fair value of our investment portfolio, excluding the securitized commercial loan from a consolidated VIE, was comprised of 60.3% of Agency RMBS, 15.6% of Non-Agency RMBS, 0.9% of Agency CMBS, 14.3% of Non-Agency CMBS, 1.8% of other securities and 7.1% of Residential Whole-Loans.

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

Non-Agency CMBS. - Fixed and floating rate CMBS for which the principal and interest payments are not guaranteed by a U.S. Government agency or U.S. Government-sponsored entity. We have mainly acquired legacy securities that when originally issued were rated in the highest rating category by one or more of the nationally recognized statistical rating organizations but we have also invested in subordinated debt for which the property (properties) securing the underlying mortgage collateral is located within the U. S. or the European Union.  We do not have an established minimum current rating requirement for such investments.

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

Residential Whole-Loans. —Residential Whole-Loans are mortgages secured by single family residences held directly by us or through structured Non Agency RMBS programs crafted specifically for us and other clients of our Manager.  To date our Residential Whole-Loans have been mostly adjustable rate loans that do not qualify for the Consumer Finance Protection Bureau’s (or CFPB) safe harbor provision for “qualifying mortgages”. However, our Manager’s review, relating to possible purchases of loans, includes an analysis of the loan originator’s procedures and documentation for compliance with Ability to Repay requirements.  These loans are held in consolidated trusts with us holding the beneficial interest in the trusts.  We may in the future securitize the whole-loan interests, selling more senior interests in the pool of loans and retaining residual portions.   The characteristics of our Residential Whole-Loans may vary going forward.

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

We primarily finance our investments through repurchase agreements for which we pledge our assets. Our pledged assets are currently comprised of Agency RMBS, Non-Agency RMBS, Agency CMBS, Non-Agency CMBS, other securities and Residential Whole-Loans.  Our repurchase agreements have maturities generally ranging from one to three months, but in some cases longer. The amount borrowed under our repurchase agreements is a specified percentage of the asset’s fair value, which is dependent on the collateral type.  The portion of the pledged collateral held by the counterparty in excess of the amount borrowed under the repurchase agreement is the margin requirement for that borrowing.  Repurchase agreements involve the transfer of the pledged collateral to a counterparty at an agreed upon price in exchange for such counterparty’s simultaneous agreement to return the same security back to the borrower at a future date (i.e., the maturity of the borrowing). Under our repurchase agreements, we retain beneficial ownership of the pledged collateral, while the counterparty maintains custody of such collateral.  At the maturity of a repurchase financing, unless the repurchase financing is renewed with the same counterparty, we are required to repay the loan, including any accrued interest, and concurrently reacquire custody of the pledged collateral or, with the consent of the counterparty, we may renew the repurchase financing at the then prevailing market interest rate and terms.  Margin calls from counterparties are routinely experienced by us when the fair value of our existing pledged collateral declines as a result of principal amortization and prepayments or due to changes in market interest rates, spreads or other market conditions.  As a result, the counterparty will require that we pledge additional securities and/or cash as collateral to secure our borrowings under repurchase financing.  In certain circumstances, we also may make margin calls on our counterparties when collateral values increase.  As of June 30, 2016, we had $30.7 million of cash collateral held by our repurchase agreement counterparties and we have satisfied all of our margin calls.

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

When available, we use quoted market prices to determine the fair value of an asset or liability. If quoted market prices are not available, we will use independent pricing services and if the independent pricing service cannot price a particular asset or liability, we will obtain third party broker quotes.  Our Manager’s pricing group, which functions independently from its portfolio management personnel, reviews the third party broker quotes for reasonableness using alternate sources when available.  If independent pricing service, or third party broker quotes are not available, we determine the fair value of the securities using valuation techniques that use, when possible, current market-based or independently-sourced market parameters, such as interest rates and when applicable, estimates of prepayments and credit losses.

Fair value under GAAP represents an exit price in the normal course of business, not a forced liquidation price. If we are forced to sell assets in a short period to meet liquidity needs, the prices we receive could be substantially less than the recorded fair values of our assets.

We perform quarterly reviews of the independent third party pricing data which may consist of a review of the daily change in the prices provided by the independent pricing vendor that exceed established tolerances or comparisons to executed transaction prices, utilizing our Manager’s pricing group.  Our Manager’s pricing group reviews the price differences or changes in price by comparing the vendor price to alternate sources including other independent pricing services or broker quotations.  If the price change or difference cannot be corroborated, the Manager’s pricing group consults with the portfolio management team for market color in reviewing such pricing data as warranted.  To the extent that our Manager has information, typically in the form of broker quotations that would indicate that a price received from the independent pricing service is outside of a tolerance range, our Manager generally challenges the independent pricing service price.

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

Derivatives and hedging activities

Subject to maintaining our qualification as a REIT for U.S. federal income tax purposes, we utilize derivative financial instruments, including interest rate swaps, interest rate swaptions, mortgage put options, currency forwards, futures contracts, total return swaps, TBAs and Agency and Non-Agency Interest-Only Strips to hedge the interest rate and currency risk associated with our portfolio and related borrowings. We have also entered into credit derivatives such as total return swaps. The total return swap will allow us to receive the total economic return on a referenced asset without actually buying the asset. Derivatives, subject to REIT requirements, are generally used for hedging purposes rather than speculation, but may also be used to establish positions in assets without purchasing them. We determine their fair value of our derivative positions and obtain quotations from third parties, including the Chicago Mercantile Exchange or CME, to facilitate the process of determining such fair values. If our hedging activities do not achieve the desired results, reported earnings may be adversely affected.

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

Recent accounting pronouncements

Accounting Standards to be Adopted in Future Periods

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” The guidance changes an entity’s recognition of revenue from contracts with customers.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  In addition, the new guidance requires improved disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In March 2016, the FASB issued implementation guidance which clarifies principal versus agent considerations in reporting revenue gross versus net (ASU 2016-08). In April 2016, the FASB issued implementation guidance which clarifies the identification of performance obligations (ASU 2016-10). In applying the new guidance, an entity may use either a retrospective approach to each prior reporting period of or a retrospective approach with the cumulative effect recognized at the date of initial application. For a public company, the standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is not permitted for a public entity. The new guidance is not expected to have a material impact on our consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The guidance that will require an entity’s management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. According to the new guidance, substantial doubt exists when conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date the financial statements are issued. The term “probable” is used consistently with its current use in U.S. GAAP for loss contingencies. Disclosures will be required if conditions give rise to substantial doubt about the entity’s ability to continue as a going concern, including whether management’s plans that are intended to mitigate those conditions will alleviate the substantial doubt when implemented. The guidance is effective for annual periods ending after December 15, 2016.  The effective date is the same for both public companies and all other entities.  Early application is permitted.  Our first assessment under the new guidance will be completed for the year ending December 31, 2016.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The guidance improves certain aspects of recognition, measurement, presentation, and disclosure of financial instruments.  The standard is effective for a public company for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years.  Early adoption by public companies for fiscal years or interim periods that have not yet been issued or, by all other entities, that have not yet been made available for issuance of this guidance are permitted as of the beginning of the fiscal year of adoption, under certain restrictions.  The Company should apply the guidance by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption.  The guidance related to equity securities without readily determinable fair values should be applied prospectively to equity investments that exist at the date of adoption.  We are currently assessing the impact that this guidance will have on our consolidated financial statements when adopted.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.”  The guidance changes the accounting for certain aspects of share-based payments to employees. The guidance requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid in capital pools. The guidance also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis.  For a public company, the standard is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period.  Early adoption is permitted in any interim or annual period.  We are currently assessing the impact that this guidance will have on our consolidated financial statements when adopted.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The guidance requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected by deducting an allowance for credit losses from the amortized cost basis of the financial assets. For available-for-sale debt securities, the new guidance aligns the income statement recognition of credit losses with the reporting period in which changes occur by recording credit losses through an allowance rather than a write-down and allowing subsequent reversals in credit loss estimates to be recognized in current income. The measurement of expected credit losses will be based on historical experience, current conditions and reasonable and supportable forecasts. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. For a public company, the standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption will be permitted for fiscal years beginning after December 15, 2018. The guidance should be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. For certain assets, a prospective transition approach is required. We are currently assessing the impact that this guidance will have on its consolidated financial statements when adopted.

Investments

Our Current Investment Portfolio

The following table presents certain information about our investment portfolio at June 30, 2016 (dollars in thousands):

	Principal Balance	Unamortized Premium (Discount)	Discount Designated as Credit Reserve and OTTI	Amortized Cost	Unrealized Gain (Loss)	Fair Value	Net Weighted Average Coupon (1)
Agency RMBS
20-Year mortgage
Coupon Rate:
3.50%	135,835	7,047	—	142,882	2,421	145,303	3.5%
4.00%	389,784	20,725	—	410,509	11,293	421,802	4.0%
	525,619	27,772	—	553,391	13,714	567,105	3.9%
30-Year mortgage
Coupon Rate:
3.50%	227,007	11,799	—	238,806	1,471	240,277	3.5%
4.00%	269,046	22,485	—	291,531	2,603	294,134	4.0%
4.50%	343,479	23,989	—	367,468	16,169	383,637	4.5%
5.00%	54,192	6,588	—	60,780	987	61,767	5.0%
5.50%	2,389	338	—	2,727	(41)	2,686	5.5%
6.00%	2,461	271	—	2,732	131	2,863	6.0%
	898,574	65,470	—	964,044	21,320	985,364	4.1%

Agency RMBS IOs and IIOs(2)	N/A	N/A	—	24,430	808	25,238	2.8%
Agency RMBS IOs and IIOs accounted for as derivatives (2)(3)	N/A	N/A	N/A	N/A	N/A	27,452	3.4%
	N/A	N/A	—	24,430	808	52,690	3.1%

Agency CMBS	13,178	—	—	13,178	(308)	12,870	5.1%
Agency CMBS Interest-Only Strips(2)	N/A	N/A	N/A	1,063	119	1,182	4.6%
Agency CMBS IOs and IIOs accounted for as derivatives (2)(3)	N/A	N/A	N/A	N/A	N/A	9,482	0.6%
	13,178	—	—	14,241	(189)	23,534	1.4%

Non-Agency RMBS	454,376	(22,549)	(115,964)	315,863	10,748	326,611	3.8%
Non-Agency RMBS IOs and IIOs(2)	N/A	N/A	N/A	61,221	23,644	84,865	5.9%
Non-Agency RMBS IOs and IIOs accounted for as derivatives (2)(3)	N/A	N/A	N/A	N/A	N/A	3,906	4.9%
	454,376	(22,549)	(115,964)	377,084	34,392	415,382	4.6%

Non-Agency CMBS, including Non U.S.	498,546	(72,287)	(11,588)	414,671	(33,078)	381,593	5.0%
Other securities(4)	30,607	(1,437)	(1,610)	49,523	(258)	49,265	6.4%
Residential Whole-Loans	184,312	1,159	—	185,471	4,225	189,696	4.8%
Securitized commercial loan	25,000	—	—	25,000	(1,312)	23,688	9.0%
Total	$2,630,212	$(1,872)	$(129,162)	2,607,855	$39,622	2,688,317	4.0%

(1) Net weighted average coupon as of June 30, 2016 is presented net of servicing and other fees.

(2) IOs and IIOs have no principal balances and bear interest based on a notional balance.  The notional balance is used solely to determine interest distributions on interest-only class of securities.  At June 30, 2016, the notional balance for Agency RMBS IOs and IIOs, Agency RMBS IOs and IIOs accounted for as derivatives, Non-Agency RMBS IOs and IIOs, Non-Agency RMBS IOs and IIOs accounted for as derivatives, Agency CMBS IOs and IIOs, and Agency CMBS IOs and IIOs accounted for as derivatives was $261.5 million, $308.3 million, $301.1 million, $23.2 million, $41.3 million and $233.3 million, respectively.

(3) Interest on these securities is reported as a component of Gain (loss) on derivative instruments, net.

(4) Other securities include residual interests in asset-backed securities which have no principal balance and an amortized cost of approximately $22.0 million.

The following table summarizes our MBS and other securities at fair value according to their estimated weighted average life classifications as of June 30, 2016 (dollars in thousands):

Weighted Average Life	Fair Value	Net Weighted Average Coupon(1)
Less than or equal to three years	$88,849	4.8%
Greater than three years and less than or equal to five years	1,151,195	3.9%
Greater than five years and less than or equal to 10 years	1,096,037	4.1%
Greater than 10 years	138,852	3.3%
Total	$2,474,933	3.0%

(1) Net weighted average coupon as of June 30, 2016 is presented net of servicing and other fees.

Our Agency Portfolio

The following table summarizes certain characteristics of our Agency portfolio by issuer and investment category as of June 30, 2016 (dollars in thousands):

	Principal Balance	Amortized Cost	Fair Value	Net Weighted Average Coupon (1)
Agency RMBS 20-Year and 30-Year
Fannie Mae	$1,032,033	$1,103,404	$1,129,283	4.1%
Freddie Mac	392,160	414,031	423,186	3.9
Total Agency RMBS 20-Year and 30-Year	1,424,193	1,517,435	1,552,469	4.0
Agency RMBS IOs and IIOs(2)
Fannie Mae	N/A	8,820	9,426	3.1
Freddie Mac	N/A	9,592	9,601	2.4
Ginnie Mae	N/A	6,018	6,211	3.2
Total Agency RMBS IOs and IIOs(2)	N/A	24,430	25,238	2.8
Agency RMBS IOs and IIOs accounted for as derivatives(2)
Fannie Mae	N/A	N/A	13,869	2.9
Freddie Mac	N/A	N/A	3,220	3.5
Ginnie Mae	N/A	N/A	10,363	4.2
Total Agency RMBS IOs and IIOs accounted for as derivatives (2)	N/A	N/A	27,452	3.4
Total: Agency RMBS	1,424,193	1,541,865	1,605,159	3.5

Agency CMBS
Freddie Mac	13,178	13,178	12,870	5.1
Agency CMBS IOs and IIOs(2)
Fannie Mae	N/A	1,063	1,182	4.6
Agency CMBS IOs and IIOs accounted for as derivatives(2)
Ginnie Mae	N/A	N/A	9,482	0.6
Total: Agency CMBS	13,178	14,241	23,534	1.4
Total	$1,437,371	$1,556,106	$1,628,693	3.5%

(1) Net weighted average coupon as of June 30, 2016 is presented net of servicing and other fees.

(2) IOs and IIOs have no principal balances and bear interest based on a notional balance.  The notional balance is used solely to determine interest distributions on the interest-only class of securities.

The following table details the constant prepayment rates for our Agency portfolio as of June 30, 2016, based on our Manager’s estimates which are based on third party models, as adjusted by our Manager, and are updated quarterly on a prospective basis:

Constant Prepayment Rates	Low	High
Agency RMBS
20-Year mortgage	7.50%	31.59%
30-Year mortgage	7.18%	33.65%
Agency RMBS IOs and IIOs	7.78%	26.00%
Agency RMBS IOs and IIOs accounted for as derivatives	6.60%	29.10%
Agency CMBS and Agency CMBS IOs and IIOs(1)	N/A	N/A
Agency CMBS IOs accounted for as derivatives(1)	N/A	N/A

(1)         CMBS generally include prepayment restrictions; therefore, there are no Constant Prepayment Rates available.

Our Non-Agency Portfolio

The following table presents the fair value and weighted average purchase price for each of our Non-agency RMBS categories, including IOs accounted for as derivatives, together with certain of their respective underlying loan collateral attributes and current performance metrics as of June 30, 2016 (fair value dollars in thousands):

		Weighted Average
Category	Fair Value	Purchase Price	Life (Years)	Original LTV	Original FICO	60+ Day Delinquent	6-Month CPR
Prime	$65,494	$71.23	8.6	64.2%	721	13.8%	13.0%
Alt-A	304,763	77.50	9.0	68.4%	702	18.9%	12.1%
Subprime	45,125	59.64	7.9	72.5%	632	20.3%	8.0%
Total	$415,382	$74.57	8.8	68.2%	698	18.3%	11.8%

The following table presents certain characteristics of our Non-Agency CMBS portfolio as of June 30, 2016 (dollars in thousands):

		Principal		Weighted Average
Type	Vintage	Balance	Fair Value	Life (Years)	Original LTV
Conduit:
	2006-2009	$260,510	$228,016	3.5	71.8%
	2010-2015	177,245	102,206	8.7	63.7%
		437,755	330,222	5.1	69.3%
Single Asset:
	2010-2015	60,791	51,371	6.6	55.1%
Total		$498,546	$381,593	5.3	69.1%

The following table summarizes the credit ratings of our Non-agency RMBS, Non-agency CMBS and other securities based on fair value as of June 30, 2016:

Non-Agency RMBS		Non-Agency CMBS		Other Securities
Credit Rating (1)	Percentage	Credit Rating(1)	Percentage	Credit Rating(1)	Percentage
BBB	0.2%	BBB	—%	BBB	—%
BBB-	—%	BBB-	1.0%	BBB-	—%
BB	—%	BB	5.9%	BB	—%
BB-	—%	BB-	5.2%	BB-	—%
B+	—%	B+	—%	B+	—%
B	—%	B	10.4%	B	—%
B-	0.6%	B-	5.3%	B-	—%
Below B	81.2%	Below B	53.0%	Below B	18.8%
Not Rated	18.0%	Not Rated	19.2%	Not Rated	81.2%
Total	100.0%	Total	100.0%	Total	100.0%

(1)   For securities for which one or two ratings are obtained, the lower rating is used. For securities for which three ratings are obtained, the middle rating is used. Ratings are obtained either from S&P or other rating agencies, stated in terms of the S&P equivalent.

The following table details information for our Non-Agency and other securities portfolio as of June 30, 2016, based on our Manager’s estimates which are based on third party models, as adjusted by our Manager, and are updated quarterly on a prospective basis:

	Cumulative Default		Cumulative Severity		Cumulative 5-Year CRR (1)
	Low	High	Low	High	Low	High
Non-Agency RMBS	3.50%	44.06%	20.00%	84.70%	2.97%	14.09%
Non-Agency RMBS IOs and IIOs	1.50%	40.20%	20.00%	75.00%	5.97%	15.00%
Non-Agency RMBS IOS and IIOs accounted for as derivatives	3.50%	9.18%	20.00%	50.70%	6.50%	13.22%
Non-Agency CMBS	N/A	N/A	N/A	N/A	N/A	N/A
Other securities	1.50%	1.98%	100.00%	100.00%	6.00%	16.78%

(1)         Conditional Repayment Rate

The mortgages underlying our Non-Agency RMBS and Non-Agency CMBS are located in various states across the United States and other countries. The following table presents the five largest concentrations by location for the mortgages collateralizing our Non-Agency RMBS and Non-Agency CMBS as of June 30, 2016 based on fair value (dollars in thousands):

	Non-Agency RMBS			Non-Agency CMBS
	Concentration	Fair Value		Concentration	Fair Value
California	34.8%	$144,487	California	12.0%	$45,863
Florida	8.5%	35,285	Florida	7.1%	26,965
New York	8.0%	33,346	Texas	6.5%	24,648
Virginia	4.5%	18,523	New York	6.1%	23,092
Maryland	4.0%	16,741	Virginia	5.3%	20,228

We made investments in certain Non-Agency RMBS inverse floaters. The coupon rates on these securities have an inverse relationship to a benchmark rate.   When the benchmark interest rate increases the coupon payment rate will decrease because the benchmark interest rate is deducted from the coupon payment.  We generally purchased these securities at a premium.  Accelerated prepayments on these bonds could result in an economic loss, as we would not recover the upfront premium.  The premiums are amortized into income using the effective interest rate method.  As of June 30, 2016 and December 31, 2015, we held $78.2 million and $79.1 million, respectively, in Non-Agency RMBS inverse floaters.

Our Whole-Loan Portfolio

Our Residential Whole-Loans are comprised of non-qualifying, mostly adjustable rate mortgages with low LTV’s.  The following table presents certain information about our Residential Whole-Loans investment portfolio at June 30, 2016 (dollars in thousands):

			Weighted Average
Current Coupon Rate	Number of Loans	Principal Balance	Original LTV	Original FICO Score(1)	Expected Life (years)	Contractual Maturity (years)	Coupon Rate
3.01 – 4.00%	89	$29,339	57.4%	741	1.3	26.8	3.8%
4.01 – 5.00%	113	43,213	56.5%	718	1.3	27.1	4.6%
5.01 – 6.00%	278	108,644	54.7%	722	1.5	27.3	5.1%
6.01 – 7.00%	6	3,116	71.2%	738	1.3	21.6	6.3%
Total	486	$184,312	55.8%	725	1.4	27.1	4.8%

(1)         The original FICO score is not available for 131 loans with a principal balance of approximately $53.3 million at June 30, 2016. We have excluded those loans from the weighted average computation.

The following table presents the U.S. states in which the collateral securing our Residential Whole-Loans at June 30, 2016 based on principal balance is located (dollars in thousands):

	State Concentration	Principal Balance
California	83.2%	$153,414
Washington	6.5%	12,125
Massachusetts	5.9%	10,812
New York	2.7%	4,980
Georgia	0.9%	1,599
Other	0.8%	1,382
Total	100.0%	$184,312

As of June 30, 2016, all of our Residential Whole-Loans were performing.

Investment Activity

The following tables present our investment portfolio activity for the three and six months ended June 30, 2016 and June 30, 2015 (dollars in thousands):

	For the three months ended June 30, 2016
	Purchases	Principal Payments and Basis Recovery	Proceeds from Sales
Agency RMBS and Agency RMBS IOs and IIOs	$684	$58,303	$9,540
Non-Agency RMBS	5,378	19,146	22,639
Agency CMBS and Agency CMBS IOs and IIOs	—	1,469	3,645
Non-Agency CMBS	—	9,242	12,735
Other securities	—	269	—
Total MBS and other securities	$6,062	$88,429	$48,559
Residential Whole-Loans	—	11,113	—
Total MBS and other securities: Including Whole-Loans and securitized commercial loan	$6,062	$99,542	$48,559

	For the six months ended June 30, 2016
	Purchases	Principal Payments and Basis Recovery	Proceeds from Sales
Agency RMBS and Agency RMBS IOs and IIOs	$288,004	$101,745	$324,250
Non-Agency RMBS	10,796	34,214	105,440
Agency CMBS and Agency CMBS IOs and IIOs	—	2,515	10,421
Non-Agency CMBS	—	23,149	24,994
Other securities	700,836	1,765	750,226
Total MBS and other securities	$999,636	$163,388	$1,215,331
Residential Whole-Loans	—	28,334	—
Total MBS and other securities: Including Whole-Loans and securitized commercial loan	$999,636	$191,722	$1,215,331

	For the three months ended June 30, 2015
	Purchases	Principal Payments and Basis Recovery	Proceeds from Sales
Agency RMBS and Agency RMBS IOs and IIOs	$—	$89,302	$208,249
Non-Agency RMBS	—	17,990	—
Agency CMBS and Agency CMBS IOs and IIOs	—	1,255	—
Non-Agency CMBS	84,178	511	63,345
Other securities	55,076	383	16,365
Total MBS and other securities	$139,254	$109,441	$287,959
Residential Whole-Loans(1)	6,865	2,543	—
Total MBS and other securities: Including Residential and Commercial Whole-Loans	$146,119	$111,984	$287,959

(1)         Purchases of Residential Whole-Loans include premiums of $102 thousand paid at acquisition.

	For the six months ended June 30, 2015
	Purchases	Principal Payments and Basis Recovery	Proceeds from Sales
Agency RMBS and Agency RMBS IOs and IIOs	$159,048	168,996	509,981
Non-Agency RMBS	128,066	36,930	207,594
Agency CMBS and Agency CMBS IOs and IIOs	—	2,264	—
Non-Agency CMBS	115,581	937	90,888
Other securities	65,126	995	16,365
Total MBS and other securities	$467,821	210,122	$824,828
Residential Whole-Loans(1)	17,325	2,563	—
Commercial Whole-Loans	8,750	—	—
Total MBS and other securities: Including Residential and Commercial Whole-Loans	$493,896	$212,685	$824,828

(1)         Purchases of Residential Whole-Loans include premiums of $332 thousand paid at acquisition.

The following table presents the vintage of our investment portfolio at June 30, 2016:

	2001	2003	2004	2005	2006	2007	2010	2011	2012	2013	2014	2015	2016	Total
Agency RMBS
20-Year Mortgage	—	—	—	—	—	—	—	—	2.3%	11.0%	6.2%	1.6%	—	21.1%
30-Year Mortgage	—	—	—	—	—	—	—	0.1%	9.2%	7.5%	10.8%	4.5%	4.6%	36.7%
Agency RMBS Interest Only- Strips	—	—	—	—	—	—	—	—	0.4%	0.1%	0.3%	—	—	0.8%
Agency RMBS Interest-Only Strips, accounted for as derivatives	—	—	—	—	0.1%	—	0.1%	0.1%	0.6%	0.1%	0.1%	—	—	1.1%
Agency CMBS	—	—	—	—	—	—	—	—	—	—	0.5%	—	—	0.5%
Agency CMBS Interest-Only Strips, accounted for as derivatives	—	—	—	—	—	—	—	—	0.1%	0.3%	—	—	—	0.4%
Non-Agency RMBS	—	0.1%	—	4.0%	2.8%	2.8%	—	—	—	—	0.3%	2.1%	—	12.1%
Non-Agency RMBS Interest Only- Strips	—	—	—	0.3%	0.8%	2.1%	—	—	—	—	—	—	—	3.2%
Non-Agency RMBS Interest-Only Strips, accounted for as derivatives	—	—	—	0.1%	—	—	—	—	—	—	—	—	—	0.1%
Non-Agency CMBS	—	—	—	—	4.6%	3.9%	—	1.2%	0.2%	0.1%	1.3%	2.9%	—	14.2%
Other securities	0.3%	—	—	—	—	—	—	—	—	—	0.5%	1.0%	—	1.8%
Residential Whole-Loans	—	—	—	—	—	—	—	0.3%	0.5%	4.0%	2.1%	0.2%	—	7.1%
Securitized commercial loan	—	—	—	—	—	—	—	—	—	—	—	0.9%	—	0.9%
Total	0.3%	0.1%	—%	4.4%	8.3%	8.8%	0.1%	1.7%	13.3%	23.1%	22.1%	13.2%	4.6%	100%

As of June 30, 2016 the weighted average expected remaining term to the expected maturity of our investment portfolio was 5.3 years.

Financing and Other Liabilities

We have entered into repurchase agreements to finance the vast majority of our investments.  These agreements are secured by substantially all of our investments and bear interest at rates that have historically moved in close relationship to LIBOR.  The following table summarizes our repurchase agreements and the fair value of the collateral pledged as of June 30, 2016 and December 31, 2015 (dollars in thousands):

	June 30, 2016		December 31, 2015
Collateral	Repurchase Agreement Borrowings Outstanding	Fair Value of Collateral Pledged (1)	Repurchase Agreement Borrowings Outstanding	Fair Value of MBS Collateral Pledged
Agency RMBS	$1,547,407	$1,599,803	$1,601,713	$1,658,865
Agency CMBS	20,258	23,534	32,699	37,872
Non-Agency RMBS	279,591	415,307	380,177	530,110
Non-Agency CMBS	275,021	381,594	323,670	449,771
Whole-Loans and securitized commercial loan(1)	161,732	202,961	180,892	232,538
Other securities	26,710	49,265	66,650	101,099
Borrowings under repurchase agreements	2,310,719	2,672,464	2,585,801	3,010,255
Less unamortized debt issuance cost	—	N/A	134	N/A
Borrowings under repurchase agreements, net	$2,310,719	$2,672,464	$2,585,667	$3,010,255

(1)  Repurchase borrowings and collateral pledged attributed to Whole-Loans and securitized commercial loan owned through trust certificates.  The trust certificates are eliminated upon consolidation.

The following tables present our repurchase agreement borrowing activity, by type of collateral pledged, for the three and six months ended June 30, 2016 and June 30, 2015 (dollars in thousands):

	For the three months ended June 30, 2016		For the six months ended June 30, 2016
Collateral	Proceeds	Repayments	Proceeds	Repayments
Agency RMBS	$1,688,132	$1,732,606	$3,911,836	$3,966,142
Agency CMBS	50,832	54,141	109,355	121,796
Non-Agency RMBS	359,522	375,299	816,986	917,572
Non-Agency CMBS	392,099	411,377	780,006	828,952
Whole-Loans and securitized commercial loan(1)	645,496	654,551	1,093,590	1,112,750
Other securities	80,523	80,759	280,590	320,530
Total	$3,216,604	$3,308,733	$6,992,363	$7,267,742

(1)  Repurchase borrowings collateralized by Whole-Loans and securitized commercial loan owned through trust certificates.  The trust certificates are eliminated upon consolidation.

	For the three months ended June 30, 2015		For the six months ended June 30, 2015
Collateral	Proceeds	Repayments	Proceeds	Repayments
Agency RMBS	$3,030,332	$3,302,170	$6,735,595	$7,208,510
Agency CMBS	64,756	65,438	143,699	145,449
Non-Agency RMBS	617,655	626,995	1,228,058	1,304,382
Non-Agency CMBS	482,720	464,352	1,032,476	1,013,290
Whole-Loans and securitized commercial loan(1)	5,410	1,533	13,612	1,548
Other securities	136,269	119,923	258,644	238,642
Total	$4,337,142	$4,580,411	$9,412,084	$9,911,821

(1)  Repurchase borrowings collateralized by Whole-Loans and securitized commercial loan owned through trust certificates.  The trust certificates are eliminated upon consolidation.

At June 30, 2016, we had outstanding repurchase agreement borrowings with the following counterparties totaling approximately $2.3 billion:

			Fair Value of
(dollars in thousands)	Amount	Percent of Total Amount	Company Investments	Counterparty
Repurchase Agreement Counterparties	Outstanding	Outstanding	Held as Collateral(1)	Rating(2)
Merrill Lynch Pierce Fenner & Smith Inc.	$493,194	21.4%	$501,313	A+
Morgan Stanley & Co. LLC	298,485	12.9%	325,259	A+
RBC (Barbados) Trading Bank Corporation	252,260	10.9%	329,285	P-1
Barclays Capital Inc.	182,930	7.9%	221,701	A-
Credit Suisse AG, Cayman Islands Branch	154,942	6.7%	189,696	A
TD Securities (USA) LLC	153,233	6.6%	161,181	AA-
The Bank of Nova Scotia	100,526	4.4%	102,428	A+
Deutsche Bank AG	95,400	4.1%	124,022	BBB+
Deutsche Bank Securities LLC	94,595	4.1%	98,523	BBB+
Credit Suisse Securities (USA) LLC	90,062	3.9%	153,992	A
RBC Capital Markets LLC	88,724	3.8%	92,603	AA-
Goldman Sachs Bank USA	66,975	2.9%	105,921	A+
KGS-Alpha Capital Markets, L.P.	62,378	2.7%	65,426	Unrated
Mizuho Securities USA Inc.	57,863	2.5%	63,229	A
BNP Paribas Securities Corporation	57,350	2.5%	61,746	A
Nomura Securities International, Inc.	42,330	1.8%	52,529	Unrated(3)
All other counterparties (4)	19,472	0.9%	23,610
Total	$2,310,719	100.0%	$2,672,464

(1)  Fair value of Company assets held as collateral includes Residential Whole-Loans and securitized commercial loan owned through trust certificates with a fair value of $189.9 million and $13.3 million, respectively.

(2)  The counterparty ratings presented above are the long-term issuer credit ratings as rated at June 30, 2016 by S&P, except for RBC (Barbados) Trading Bank Corporation which is the short-term issuer credit rating by Moody’s at June 30, 2016.

(3)  Nomura Holdings, Inc., the parent company of Nomura Securities International, Inc., is rated BBB+ by S&P at June 30, 2016.

(4)  Represents amount outstanding with four counterparties each holds collateral valued less than 5% of our stockholders’ equity as security for our obligations under the applicable repurchase agreements as of June 30, 2016.

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

We record the liability for MBS and other securities purchased, for which settlement has not taken place as an investment related payable.  As of June 30, 2016, we had investment related payables of $1.6 million of which no items were outstanding greater than 30 days.

The following tables present our repurchase agreement borrowings by type of collateral pledged as of June 30, 2016 and June 30, 2015, and the respective Cost of Funds for the periods then ended (dollars in thousands):

Collateral	Balance (GAAP) June 30, 2016	Weighted Average Cost of Funds for the three months ended June 30, 2016	Weighted Average Cost of Funds for the six months ended June 30, 2016
Agency RMBS	$1,547,407	0.76%	0.75%
Agency CMBS	20,258	1.87	1.86
Non-Agency RMBS	279,591	2.22	2.15
Non-Agency CMBS	275,021	2.19	2.11
Whole-Loans and securitized commercial loan (1)	161,732	2.50	2.55
Other securities	26,710	2.58	2.63
Total	$2,310,719	1.27%	1.28%

(1)  Repurchase borrowings collateralized by Whole-Loans and securitized commercial loan owned through trust certificates.  The trust certificates are eliminated upon consolidation.

Collateral	Balance (GAAP) June 30, 2015	Weighted Average Cost of Funds for the three months ended June 30, 2015	Weighted Average Cost of Funds for the six months ended June 30, 2015
Agency RMBS	$2,521,435	0.42%	0.41%
Agency CMBS	36,280	1.22	1.15
Non-Agency RMBS	407,910	1.61	1.56
Non-Agency CMBS	327,997	1.60	1.59
Whole-Loans and securitized commercial loan (1)	16,995	3.35	2.82
Other securities	95,743	2.06	1.89
Total	$3,406,360	0.71%	0.68%

(1)   Repurchase borrowings collateralized by Whole-Loans and securitized commercial loan owned through trust certificates.  The trust certificates are eliminated upon consolidation.

The following tables present our repurchase agreement borrowings by type of collateral pledged as of June 30, 2016 and June 30, 2015, and the respective Effective Cost of Funds (Non-GAAP financial measure) for the periods then ended (dollars in thousands), see “Non-GAAP financial measures”:

Collateral	Balance (Non- GAAP) June 30, 2016	Weighted Average Effective Cost of Funds for the three months ended June 30, 2016 (1)	Weighted Average Effective Cost of Funds for the six months ended June 30, 2016 (1)
Agency RMBS	$1,547,407	0.76%	0.75%
Agency CMBS	20,258	1.87	1.86
Non-Agency RMBS	279,591	2.22	2.15
Non-Agency CMBS	275,021	2.19	2.11
Whole-Loans and securitized commercial loans(2)	161,732	2.50	2.55
Other securities	26,710	2.58	2.63
Interest rate swaps	n/a	1.14	1.27
Total	$2,310,719	2.44%	2.59%

(1)  The effective cost of funds for the three and six months ended June 30, 2016, are calculated on an annualized basis and include interest expense for the periods and net periodic interest payments on interest rate swaps, net of premium amortization on MAC swaps, of approximately $6.7 million and $15.2 million, respectively. While swaps are not accounted for using hedge accounting, such instruments are viewed by us as an economic hedge against increases in interest rates on our liabilities and are classified as tax hedges for purposes of satisfying the REIT requirements.  See “Non-GAAP Financial Measures.”

(2)  Repurchase agreement borrowings collateralized by Whole-Loans and securitized commercial loan owned through trust certificates.  The trust certificates are eliminated upon consolidation.

Collateral	Balance (Non- GAAP) June 30, 2015	Weighted Average Effective Cost of Funds for the three months ended June 30, 2015 (1)	Weighted Average Effective Cost of Funds for the six months ended June 30, 2015 (1)
Agency RMBS	$2,521,435	0.42%	0.41%
Agency CMBS	36,280	1.22	1.15
Non-Agency RMBS	407,910	1.61	1.56
Non-Agency CMBS	327,997	1.60	1.59
Whole-Loans and securitized commercial loans(2)	16,995	3.35	2.82
Other securities	95,743	2.06	1.89
Interest rate swaps	n/a	0.48	0.31
Total	$3,406,360	1.19%	0.99%

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

The following table presents our average repurchase agreement borrowings, excluding unamortized debt issuance costs, by type of collateral pledged for the three and six months ended June 30, 2016 and June 30, 2015 (dollars in thousands):

Collateral	For the three months ended June 30, 2016	For the three months ended June 30, 2015	For the six months ended June 30, 2016	For the six months ended June 30, 2015
Agency RMBS	$1,577,380	$2,736,483	$1,536,494	$2,876,416
Agency CMBS	21,688	37,112	24,731	37,834
Non-Agency RMBS	291,314	422,987	315,512	441,426
Non-Agency CMBS	292,807	329,103	301,512	322,573
Whole-Loans and securitized commercial loan (1)	164,267	13,635	171,378	10,164
Other securities	28,881	94,371	40,447	86,850
Total	$2,376,337	$3,633,691	$2,390,074	$3,775,263
Maximum borrowings during the period(2)	2,403,129	3,628,233	2,390,074	3,968,357

(1)   Repurchase agreement borrowings collateralized by Whole-Loans and securitized commercial loan owned through trust certificates.  The trust certificates are eliminated upon consolidation.

(2)   Amount represents the maximum borrowings at month-end during each of the respective periods.

Derivative Instruments.  As of June 30, 2016, we had entered into interest rate swaps designed to mitigate the effects of increases in interest rates under a portion of our repurchase agreements as such repurchase agreements are renewed and/or extended.  The interest rate swaps generally provide for fixed interest rates that are indexed off of LIBOR and are viewed by us to effectively fix the floating interest rates, on our repurchase agreements.  In managing our interest rate swap position in conjunction with our hedging strategy and potential tax implications, we may enter into variable-rate payment swaps which effectively act as an offset to fixed-rate payment swaps As of June 30, 2016, we have entered into approximately $205.4 million of interest rate swaps to effectively fix the interest rate of our borrowings under our repurchase agreements; net of variable-rate payment interest rate swaps of approximately $4.0 billion, and excluding forward starting interest rate swaps of $1.7 billion.

The following tables present information about our fixed pay rate interest rate swaps as of June 30, 2016 and December 31, 2015 (dollars in thousands):

	June 30, 2016
Remaining Interest Rate Swap Term	Notional Amount	Fair Value — Asset (Liability), net	Average Fixed Pay Rate	Average Maturity (Years)	Forward Starting
Greater than 1 year and less than 3 years	$980,900	$(3,154)	1.1%	1.7	89.2%
Greater than 3 years and less than 5 years	2,225,000	(74,568)	1.8	4.4	30.6
Greater than 5 years	2,683,100	(317,850)	2.6	9.4	4.1

Total	$5,889,000	$(395,572)	2.0%	6.2	28.3%

	December 31, 2015
Remaining Interest Rate Swap Term	Notional Amount	Fair Value — Asset (Liability), net	Average Fixed Pay Rate	Average Maturity (Years)	Forward Starting
1 year or less	$1,286,000	$163	0.6%	0.6	—%
Greater than 1 year and less than 3 years	1,131,800	(1,450)	1.1	1.4	—
Greater than 3 years and less than 5 years	1,345,200	(22,705)	2.1	4.6	—
Greater than 5 years	2,404,600	(131,744)	2.8	10.2	29.5

Total	$6,167,600	$(155,736)	1.9%	5.4	11.5%

The following tables present information about our variable pay rate interest rate swaps as of June 30, 2016 and December 31, 2015 (dollars in thousands):

	June 30, 2016
Remaining Interest Rate swap Term	Notional Amount	Fair Value — Asset (Liability), net	Average Variable Pay Rate	Average Maturity (Years)	Forward Starting
Greater than 3 years and less than 5 years	$2,265,400	$43,648	0.6%	4.3	—%
Greater than 5 years	1,753,200	111,844	0.6	10.3	—

Total	$4,018,600	$155,492	0.6%	6.9	—%

	December 31, 2015
Remaining Interest Rate swap Term	Notional Amount	Fair Value — Asset (Liability), net	Average Variable Pay Rate	Average Maturity (Years)	Forward Starting
Greater than 3 years and less than 5 years	$1,170,700	$(8,902)	0.4%	4.5	—%
Greater than 5 years	1,102,200	(4,032)	0.4	12.3	—

Total	$2,272,900	$(12,934)	0.4%	8.2	—%

At June 30, 2016, we had no swaptions in our derivative holdings. The following tables present information about our interest rate swaptions as of December 31, 2015 (dollars in thousands):

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

We also purchased or shorted TBAs.  As of June 30, 2016 and December 31, 2015, we had contracts to purchase (“long position”) and sell (“short position”) TBAs on a forward basis.  Following is a summary of our long and short TBA positions reported in Derivative assets, at fair value and Derivative liability, at fair value in the Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015 (dollars in thousands):

	June 30, 2016		December 31, 2015
	Notional Amount	Fair Value	Notional Amount	Fair Value
Purchase contracts, asset	$705,000	$5,317	$1,650,000	$3,268
TBA securities, asset	705,000	5,317	1,650,000	3,268
Sale contracts, liability	(465,000)	(3,877)	(825,000)	(893)
TBA securities, liability	(465,000)	(3,877)	(825,000)	(893)
TBA securities, net	$240,000	$1,440	$825,000	$2,375

The following table presents additional information about our contracts to purchase and sell TBAs for the six months ended June 30, 2016 (dollars in thousands):

	Notional Amount as of December 31, 2015	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount as of June 30, 2016
Purchase of TBAs	$1,650,000	$5,055,000	$(6,000,000)	$705,000
Sale of TBAs	$825,000	$5,640,000	$(6,000,000)	$465,000

We may enter into Eurodollar, Volatility Index, and U.S. Treasury futures. As of June 30, 2016, we had entered into contracts to buy (“long position”) U.S. Treasury futures with a notional amount of $357.9 million, a fair value in an asset position of $8.9 million and an expiration date of September 2016.  As of December 31, 2015, we had entered into contracts to buy (“long position”) U.S. Treasuries with a notional amount of $480.8 million, a fair value in a liability position of $635 thousand and an expiration date of March 2016.

We have invested in and, in the future, may invest in additional assets which are denominated in a currency or currencies other than U.S. dollars.  Similarly, we have and may in the future, finance such assets in a currency or currencies other than U.S. dollars.  In order to mitigate the impact to us, we may enter into derivative financial instruments, including foreign currency swaps and foreign currency forwards, to manage fluctuations in the valuation between U.S. dollars and such foreign currencies.  Foreign currency swaps involve the payment of a foreign currency at fixed interest rate on a fixed notional amount and the receipt of U.S. dollars at a fixed interest rate on a fixed notional amount.  Foreign currency forwards provide for the payment of a fixed amount of a foreign currency in exchange for a fixed amount of U.S. dollars at a date certain in the future.  The carrying value of foreign currency swaps and forwards is included in Derivative assets (liabilities), at fair value in the Consolidated Balance Sheets with changes in valuation included in Gain (loss) on derivative instruments, net in the Consolidated Statement of Operations.  The following is a summary of our foreign currency forwards at June 30, 2016 and December 31, 2015 (dollars and euros in thousands):

	June 30, 2016
Derivative Type	Notional Amount	Notional (USD Equivalent)	Maturity	Fair Value
Buy USD/Sell EUR currency forward	€5,083	$5,805	July 2016	$155
Currency forwards, assets	€5,083	$5,805	n/a	$155
Buy EUR/Sell USD currency forward	€4,492	$5,059	July 2016	$(65)
Currency forwards, liabilities	€4,492	$5,059	n/a	$(65)
Total currency forwards	€9,575	$10,864	n/a	$90

	December 31, 2015
Derivative Type	Notional Amount	Notional (USD Equivalent)	Maturity	Fair Value
Buy USD/Sell EUR currency forward	€5,083	$5,825	January 2016	$302
Currency forwards, assets	€5,083	$5,825	n/a	$302
Buy EUR/Sell USD currency forward	€6,800	$7,671	January 2016	$(281)
Currency forwards, liabilities	€6,800	$7,671	n/a	$(281)
Total currency forwards	€11,883	$13,496	n/a	$21

The following is a summary of our foreign currency swaps with a fair value of $3.1 million and $7.2 million at June 30, 2016 and December 31, 2015, respectively (dollars and euros in thousands):

	June 30, 2016
	Date entered	Maturity	Fixed Rate	Denomination	Notional Amount
Payer	June 2014	July 2024	7.25%	EUR	8,500
Receiver	June 2014	July 2024	9.005%	USD	11,560

	December 31, 2015
	Date entered	Maturity	Fixed Rate	Denomination	Notional Amount
Payer	June 2014	July 2024	7.25%	EUR	18,500
Receiver	June 2014	July 2024	9.005%	USD	25,160

Results of Operations

General

For the three and six months ended June 30, 2016, we had net income of $17.3 million and net loss of $19.0 million, respectively, or $0.41 and $(0.46) per basic and diluted weighted average common share, respectively, compared to net loss of $1.7 million and net income of $12.5 million or $(0.05) and $0.29 per basic and diluted weighted average common share for the three and six months ended June 30, 2015, respectively.  Our results of operations, for the three and six months ended June 30, 2016, were impacted by a smaller investment portfolio coupled with a higher average cost of funds resulting in lower net interest income of our investment portfolio. This was partially offset by increases in fair value of our investment portfolio, as a result of generally tightening spreads on our investments in the second quarter of 2016.

Net Interest Income

The following table sets forth certain information regarding our net investment income for the three and six months ended June 30, 2016 and June 30, 2015 (dollars in thousands):

Period Ended	Average Amortized Cost of Assets	Total Interest Income(1)	Yield on Average Assets	Average Balance of Borrowings	Total Interest Expense	Average Cost of Funds(2)	Net Interest Income	Net Interest Spread
Three months ended June 30, 2016
Agency RMBS	$1,574,388	$9,385	2.40%	$1,577,380	$2,975	0.76%	$6,410	1.64%
Agency CMBS	18,760	305	6.54%	21,688	101	1.87%	204	4.67%
Non-Agency RMBS	402,311	7,647	7.65%	291,314	1,606	2.22%	6,041	5.43%
Non-Agency CMBS	426,006	8,236	7.78%	292,807	1,591	2.19%	6,645	5.59%
Residential Whole-Loans	194,595	1,826	3.77%	157,477	971	2.48%	855	1.29%
Securitized commercial loan	25,000	569	9.15%	17,790	298	6.74%	271	2.41%
Other Securities	49,976	1,252	10.07%	28,881	185	2.58%	1,067	7.49%
Total	$2,691,036	$29,220	4.37%	$2,387,337	$7,727	1.30%	$21,493	3.07%

Six months ended June 30, 2016
Agency RMBS	$1,573,385	$18,203	2.33%	$1,536,494	$5,740	0.75%	$12,463	1.58%
Agency CMBS	20,656	664	6.46%	24,731	229	1.86%	435	4.60%
Non-Agency RMBS	435,720	15,589	7.20%	315,512	3,373	2.15%	12,216	5.05%
Non-Agency CMBS	436,632	16,808	7.84%	301,512	3,169	2.11%	13,639	5.73%
Residential Whole-Loans	205,689	3,692	3.61%	164,549	2,070	2.53%	1,622	1.08%
Commercial Whole-Loans	25,000	1,138	9.15%	17,829	597	6.73%	541	2.42%
Other Securities	76,878	2,744	7.18%	40,447	528	2.63%	2,216	4.55%
Total	$2,773,960	$58,838	4.27%	$2,401,074	$15,706	1.32%	$43,132	2.95%

Three months ended June 30, 2015
Agency RMBS	$3,014,793	$21,533	2.86%	$2,736,483	$2,863	0.42%	$18,670	2.44%
Agency CMBS	28,377	391	5.53%	37,112	113	1.22%	278	4.31%
Non-Agency RMBS	570,666	9,552	6.71%	422,987	1,694	1.61%	7,858	5.10%
Non-Agency CMBS	448,985	7,011	6.26%	329,103	1,309	1.60%	5,702	4.66%
Residential Whole-Loans	16,951	161	3.81%	13,635	114	3.35%	47	0.46%
Commercial Whole-Loans	8,750	179	8.21%	—	—	—%	179	8.21%
Other Securities	149,281	2,202	5.91%	94,371	484	2.06%	1,718	3.85%
Total	$4,237,803	$41,029	3.89%	$3,633,691	$6,577	0.71%	$34,452	3.18%

Six months ended June 30, 2015
Agency RMBS	$3,157,933	$43,577	2.78%	$2,876,416	$5,842	0.41%	$37,735	2.37%
Agency CMBS	28,978	697	4.85%	37,834	216	1.15%	481	3.70%
Non-Agency RMBS	599,878	18,994	6.38%	441,426	3,421	1.56%	15,573	4.82%
Non-Agency CMBS	439,766	14,182	6.38%	322,573	2,543	1.59%	11,639	4.91%
Residential Whole-Loans	12,899	232	3.63%	10,164	142	2.82%	90	0.81%
Commercial Whole-Loans	6,333	253	8.06%	—	—	—%	253	8.06%
Other Securities	129,013	3,900	6.09%	86,850	815	1.89%	3,085	4.20%
Total	$4,374,800	$81,835	3.78%	$3,775,263	$12,979	0.68%	$68,856	3.10%

(1) Amount includes net (amortization of premiums), accretion of discounts and (amortization/recovery of basis) of approximately $(7.5) million for Agency RMBS, $(424) thousand for Agency CMBS, approximately $(1.1) million for Non-Agency RMBS, approximately $1.8 million for Non-Agency CMBS, approximately $(494) thousand for Residential Whole-Loans and $754 thousand for other securities for the three months ended June 30, 2016. For the six months ended June 30, 2016, amount includes net (amortization of premiums), accretion of discounts and (amortization/recovery of basis) of approximately $(16.0) million for Agency RMBS, $(853) thousand for Agency CMBS, approximately $(2.9) million for Non-Agency RMBS, approximately $3.6 million for Non-Agency CMBS, approximately $(1.1) million for Residential Whole-Loans and approximately $1.6 million for other securities.  For the three months ended June 30, 2015, amount includes net (amortization of premiums), accretion of discounts and (amortization/recovery of basis) of approximately $(12.5) million for Agency RMBS, $(552) thousand for Agency CMBS, approximately $(1.9) million for Non-Agency RMBS, approximately $502 thousand for Non-Agency CMBS, approximately $(66) thousand for Residential Whole-Loans and approximately $729 thousand for other securities.  For the six months ended June 30, 2015, amount includes net (amortization of premiums), accretion of discounts and (amortization/recovery of basis) of approximately $(27.9) million for Agency RMBS, approximately $(1.1) million for Agency CMBS, approximately $(4.3) million for Non-Agency RMBS, approximately $1.6 million for Non-Agency CMBS, approximately $(112) thousand for Residential Whole-Loans and approximately $1.1 million for other securities.

(2) For the three and six months ended June 30, 2016, cost of funds does not include accrual and settlement of interest, net of premium amortization on MAC swaps, of approximately $6.7 million and $15.2 million, respectively, associated with derivative instruments.  For the three and six months ended June 30, 2015, cost of funds does not include accrual and settlement of interest, net of premium amortization on MAC swaps, of approximately $4.2 million and $5.6 million, respectively, associated with derivative instruments.  In accordance with GAAP, such costs are included in gain (loss) on derivative instruments, in the Consolidated Statement of Operations.

For the three and six months ended June 30, 2016, we earned interest income on our investments of approximately $29.2 million and $58.8 million, respectively, and incurred interest expense, which primarily related to our borrowings under repurchase of approximately $7.7 million and $15.7 million, respectively.  For the three and six months ended June 30, 2015, we earned interest income on our investments of approximately $41.0 million and $81.8 million, respectively, and incurred interest expense, which primarily related to our borrowings under repurchase of approximately $6.6 million and $13.0 million, respectively.  The decrease in interest income for the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015 was primarily the result of an overall smaller investment portfolio which was offset by a higher yield on our investment portfolio due to our strategic shift to deploy capital to credit-sensitive investments, generating higher yields and spreads, relative to our Agency RMBS.  Our yield on average assets for the three and six months ended June 30, 2016 increased to 4.37% and 4.27%, respectively, from 3.89% and 3.78% for the three and six months ended June 30, 2015.  Our higher borrowing costs were a result of: (i) the increase in interest rates and (ii) increased interest costs associated with financing our credit-sensitive investments which generally have higher interest rates than repurchase agreements on Agency RMBS. The increase was partially offset by lower average repurchase agreement borrowings.  Our average borrowings decreased from $3.6 billion and $3.8 billion for the three and six months ended June 30, 2015, respectively to $2.4 billion and $2.4 billion for the three and six months ended June 30, 2016, respectively, while the average cost of funds for the same periods, increased from 0.71% and 0.68% for the three and six months ended June 30, 2015, respectively, to 1.30% and 1.32% for the three and six months ended June 30, 2015.  While the yield on our investments increased our average cost of funds also increased for the three and six months ended June 30, 2016, resulting in a decrease in net interest spread to 3.07% and 2.95% for the three and six months ended June 30, 2016 from 3.18% and 3.10% for the three and six months ended June 30, 2015, respectively.  Other factors impacting interest income include assumptions pertaining prepayments, defaults and loss severity on our credit sensitive portfolio.

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

The following tables present the sales and realized gains (loss) of our investments for each of the three and six months ended June 30, 2016 and June 30, 2015 (dollars in thousands):

	For the three months ended June 30, 2016
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Agency RMBS (1)	$5,122	$—	$(475)	$(475)
Agency CMBS	3,645	9	—	9
Non-Agency RMBS	22,639	575	(315)	260
Non-Agency CMBS	12,735	—	(146)	(146)
Total	$44,141	$584	$(936)	$(352)

(1) Excludes proceeds for Agency Interest-Only Strips, accounted for as derivatives, of approximately $4.4 million, gross realized gains of $0 thousand and gross realized losses of $455.

	For the six months ended June 30, 2016
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Agency RMBS (1)	$315,602	$5,250	$(5,626)	$(376)
Agency CMBS	10,421	9	(55)	(46)
Non-Agency RMBS	105,440	1,794	(4,559)	(2,765)
Non-Agency CMBS	24,994	—	(2,929)	(2,929)
Other securities	750,226	1,818	(2,109)	(291)
Total	$1,206,683	$8,871	$(15,278)	$(6,407)

(1) Excludes proceeds for Agency Interest-Only Strips, accounted for as derivatives, of approximately $8.6 million, gross realized gains of $300 thousand and gross realized losses of $455.

	For the three months ended June 30, 2015
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Agency RMBS	$208,249	$3,545	$(680)	$2,865
Non-Agency CMBS	63,345	863	(9)	854
Other securities	16,365	562	—	562
Total	$287,959	$4,970	$(689)	$4,281

	For the six months ended June 30, 2015
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Agency RMBS (1)	$509,981	$3,835	$(3,577)	$258
Non-Agency RMBS	207,594	9,761	(174)	9,587
Non-Agency CMBS	90,888	1,351	(9)	1,342
Other securities	16,365	562	—	562
Total	$824,828	$15,509	$(3,760)	$11,749

(1) Excludes gross realized gains of $(2) thousand for Agency Interest-Only Strips, accounted for as derivatives, as a result of the settlement of prior year sales in January 2015.

Unrealized gain (loss), net

With respect to our investments and securitized debt, we elected the fair value option and, as a result, we record the change in fair value related to these investments and securitized debt in earnings.  The change in unrealized gain (loss) is directly attributable to changes in market pricing on the underlying investments and securitized debt during the period.  For the three and six months ended June 30, 2016, unrealized gain (loss), net was $21.5 million and $32.3 million, respectively, increasing from $(42.8) million and $(14.4) million for the three and six months ended June 30, 2015, respectively.  While our average investment portfolio was smaller the increase in the fair value was attributable to higher average price as a result of mortgage spreads tightening.

The following table presents the net unrealized gains and losses we recorded on our investments and securitized debt (dollars in thousands):

	For the three months ended June 30, 2016	For the six months ended June 30, 2016	For the three months ended June 30, 2015	For the six months ended June 30, 2015
Agency RMBS	$11,567	$29,673	$(39,866)	$(16,331)
Agency CMBS	391	(627)	29	74
Non-Agency RMBS	8,312	17,906	(2,034)	821
Non-Agency CMBS	(578)	(15,944)	(2,148)	(1,885)
Whole-Loans	50	(729)	(90)	307
Other securities	1,774	1,421	1,260	2,575
Securitized debt	(6)	578	—	—
Total	$21,510	$32,278	$(42,849)	$(14,439)

Other than temporary impairment

With respect to our portfolio, OTTI is generally recorded when the credit quality of the underlying collateral deteriorates and or the expected payments on our IO securities, which are not characterized as derivatives, are faster than previously projected.  The credit deterioration could be as a result of, but not limited to increased projected realized losses, foreclosures, delinquencies and the likelihood of the borrower being able to make payments in the future.  Generally, a prepayment occurs when the collateral securing a loan is sold or transferred and/or the loan has a higher interest rate relative to current interest rates and lenders are willing to extend credit at the lower current interest rate.  Due to the continued low rate environment we continue to experience increases in prepayment speeds. We experienced an increase in OTTI year to date as a result of an increase in expected payments being faster than previously projected.

The following table presents the other-than-temporary impairments we recorded on our securities portfolio (dollars in thousands):

	For the three months ended June 30, 2016	For the six months ended June 30, 2016	For the three months ended June 30, 2015	For the six months ended June 30, 2015
Agency RMBS	$297	$1,024	$2,056	$3,178
Non-Agency RMBS	2,312	7,229	364	3,030
Non-Agency CMBS	2,754	5,539	1,498	2,098
Other securities	993	3,361	398	661
Total	$6,356	$17,153	$4,316	$8,967

Gain (loss) on derivatives, net

For the three months ended June 30, 2016:

Description	Realized Gain (Loss), net	Contractual interest income (expense), net(1)	Return (Recovery) of Basis	Mark-to- market adjustments	Total
Interest rate swaps	$—	$(6,910)	$167	$(17,023)	$(23,766)
Interest rate swaptions	(323)	—	—	322	(1)
Agency and Non-Agency Interest-Only Strips accounted for as derivatives	(455)	3,464	(2,720)	(1,247)	(958)
Options	—	—	—	—	—
Futures contracts	(907)	—	—	10,655	9,748
Foreign currency forwards	(165)	—	—	270	105
Foreign currency swaps	—	94	—	538	632
Total return swaps	7	307	—	(1,294)	(980)
TBAs	848	—	—	207	1,055
Total	$(995)	$(3,045)	$(2,553)	$(7,572)	$(14,165)

(1) Contractual interest income (expense), net on derivative instruments includes interest settlement paid or received.

For the six months ended June 30, 2016:

Description	Realized Gain (Loss), net	Contractual interest income (expense), net(1)	Return (Recovery) of Basis	Mark-to- market adjustments	Total
Interest rate swaps	$(3,605)	$(15,505)	$334	$(71,271)	$(90,047)
Interest rate swaptions	(1,035)	—	—	1,631	596
Agency and Non-Agency Interest-Only Strips accounted for as derivatives	(155)	7,610	(6,103)	(4,926)	(3,574)
Options	4,756	—	—	—	4,756
Futures contracts	13,409	—	—	9,496	22,905
Foreign currency forwards	(193)	—	—	70	(123)
Foreign currency swaps	3,942	207	—	(4,031)	118
Total return swaps	15	528	—	(2,160)	(1,617)
TBAs	8,587	—	—	(936)	7,651
Total	$25,721	$(7,160)	$(5,769)	$(72,127)	$(59,335)

(1) Contractual interest income (expense), net on derivative instruments includes interest settlement paid or received.

For the three months ended June 30, 2015:

Description	Realized Gain (Loss), net	Contractual interest income (expense), net(1)	Return (Recovery) of Basis	Mark-to- market adjustments	Total
Interest rate swaps	$(8,513)	$(4,526)	$367	$34,697	$22,025
Interest rate swaptions	(4,436)	—	—	730	(3,706)
Agency and Non-Agency Interest-Only Strips accounted for as derivatives	—	5,609	(4,235)	2,228	3,602
Futures contracts	(459)	—	—	795	336
Foreign currency forwards	(1,492)	—	—	1,533	41
Foreign currency swaps	—	179	—	(1,064)	(885)
TBAs	(971)	—	—	(7,288)	(8,259)
Total	$(15,871)	$1,262	$(3,868)	$31,631	$13,154

(1) Contractual interest income (expense), net on derivative instruments includes interest settlement paid or received.

For the six months ended June 30, 2015:

Description	Realized Gain (Loss), net	Contractual interest income (expense), net(1)	Return (Recovery) of Basis	Mark-to- market adjustments	Total
Interest rate swaps	$(9,562)	$(6,310)	$738	$(18,508)	$(33,642)
Interest rate swaptions	(3,723)	—	—	(143)	(3,866)
Agency and Non-Agency Interest-Only Strips accounted for as derivatives	(2)	11,263	(8,713)	(167)	2,381
Futures contracts	(459)	—	—	721	262
Foreign currency forwards	(846)	—	—	338	(508)
Foreign currency swaps	—	395	—	3,292	3,687
TBAs	6,477	—	—	(9,939)	(3,462)
Total	$(8,115)	$5,348	$(7,975)	$(24,406)	$(35,148)

(1) Contractual interest income (expense), net on derivative instruments includes interest settlement paid or received.

In order to mitigate interest rate risk resulting from our future repurchase agreement borrowings, we entered into interest rate swaps with an aggregate notional amount of approximately $9.9 billion, of which $1.7 billion are forward starting.  As of June 30, 2016, our effective swaps are comprised of approximately $4.2 billion fixed pay rate swaps and $4.0 billion are variable pay swaps, which effectively fix (for the life of the swap) the floating interest rate of approximately $205.4 million of borrowings.  Similarly, as of June 30, 2016 we have entered into currency swaps and currency forwards with an aggregate notional amount of approximately $22.4 million (€18.1 million) in order to mitigate our foreign currency risk on our euro denominated assets and liabilities.  The fair value of our interest rate swaps declined as a result of the swap spreads tightening.  While not designated as a hedge for accounting purposes, our current and future interest rate swaps, interest rate swaptions, foreign currency swaps and foreign currency forwards are, collectively viewed as an economic hedge on a portion of our floating-rate borrowings and foreign currency rate exposure, respectively.  Since we do not apply hedge accounting for these instruments, we record the change in fair value related to such agreements in earnings in Gain (loss) on derivative instruments, net.  Included in Gain (loss) on derivative instruments, net in our Consolidated Statement of Operations are the net interest rate swap payments and currency payments (including accrued amounts) associated with these instruments.

Other, net

For the three and six months ended June 30, 2016 other income (loss) was $234 thousand and $(98) thousand, respectively, of which $13 thousand and $(561) thousand, respectively was related to net foreign currency loss which was partially offset by miscellaneous net interest income on cash collateral for our derivative and repurchase agreements.  For the three and six months ended June 30, 2015, other income (loss) was approximately $(611) thousand and approximately $1.8 million of which approximately $(658) thousand and $1.7 million, respectively, was related to net foreign currency gain and the balance comprised of miscellaneous interest income/expense on cash collateral for our derivatives and repurchase agreements.  Generally, our foreign currency denominated investments are financed with repurchase agreements in the same currency.  We recognize a gain or loss in foreign currency exchange, depending on the movement of the exchange rates during the period.

Expenses

Management Fee Expense

We incurred management fee expense of approximately $2.6 million and $5.3 million for the three and six months ended June 30, 2016, respectively, and approximately $2.7 million and $5.4 million for the three and six months ended June 30, 2015, respectively, of which approximately $2.6 million was payable at June 30, 2016 to our Manager under the Management Agreement.  Pursuant to the terms of the Management Agreement, our Manager is paid a management fee equal to 1.5% per annum of our stockholders’ equity (as defined in the Management Agreement), calculated and payable (in cash) quarterly in arrears.

The management fees, expense reimbursements and the relationship between our Manager and us are discussed further in Note 10, “Related Party Transactions,” to the financial statements contained in this Quarterly Report on Form 10-Q.

Other Operating Expenses

We incurred other operating expenses of approximately $183 thousand and $621 thousand for the three and six months ended June 30, 2016 and approximately $260 thousand and $673 thousand for the three and six months ended June, 2015, respectively. The decrease was attributable to lower transaction cost related to our interest rate derivatives from less activity.

General and Administrative Expenses

We incurred general and administrative expenses of approximately $2.3 million and $5.5 million for the three and six months ended June 30, 2016, respectively, and approximately $2.9 million and $5.3 million for the three and six months ended June, 2015, respectively. The following describes the key decreases in general and administrative expenses.

Compensation Expense

Compensation expense decreased from approximately $1.2 million and approximately $2.1 million for the three and six months ended June 30, 2015, respectively to approximately $649 thousand and approximately $1.4 million for the three and six months ended June 30, 2016, respectively.  The decrease was primarily related the outsourcing of our interim chief financial officer for the first five months of 2016.

Professional Fees

Professional fees remained at approximately $1.2 million for the three months ended June 30, 2016 and June 30, 2015, respectively.  However, professional fees increased from approximately $2.4 million for the six months ended June 30, 2015 to approximately $3.2 million for the six months ended June 30, 2016.  The increase was primarily related to the following: i) costs attributable to the position of interim chief financial officer being included in professional fees for the first five months of 2016, ii) higher audit fees, and iii) other one-time professional fees.

Book Value Per Share

As of June 30, 2016 and December 31, 2015, our book value per common share was $11.01 and $12.21, respectively.

Non-GAAP Financial Measures

Total interest income including interest income on Agency and Non-Agency Interest-Only Strips classified as derivatives and Effective Cost of Funds (as defined below) for the three and six months ended June 30, 2016 and June 30, 2015, constitute a Non-GAAP financial measures within the meaning of Regulation G promulgated by the SEC.  We believe that the measures presented in this Quarterly Report on Form 10-Q, when considered together with U.S. GAAP financial measures, provide information that is useful to investors in understanding our borrowing costs and net interest income, as viewed by us.  An analysis of any Non-GAAP financial measure should be made in conjunction with results presented in accordance with GAAP.

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

The following table sets forth certain information regarding our net investment income for the three and six months ended June 30, 2016 and June 30, 2015 (dollars in thousands):

Non- GAAP Financial Measures:
Period Ended	Average Amortized Cost of Assets(1)	Total Interest Income(2)	Yield on Average Assets(1)	Average Balance of Borrowings	Total Interest Expense(3)	Average Effective Cost of Funds	Net Interest Income	Net Interest Spread
Three months ended June 30, 2016
Agency RMBS	$1,607,471	$9,905	2.48%	$1,577,380	$2,975	0.76%	$6,930	1.72%
Agency CMBS	28,950	393	5.46%	21,688	101	1.87%	292	3.59%
Non-Agency RMBS	404,872	7,785	7.73%	291,314	1,606	2.22%	6,179	5.51%
Non-Agency CMBS	426,006	8,330	7.86%	292,807	1,591	2.19%	6,739	5.67%
Residential Whole-Loans	194,595	1,826	3.77%	157,477	971	2.48%	855	1.29%
Securitized commercial loan	25,000	569	9.15%	17,790	298	6.74%	271	2.41%
Other Securities	49,976	1,251	10.07%	28,881	185	2.58%	1,066	7.49%
Total return swaps	9,719	306	12.66%	n/a	n/a	n/a	306	12.66%
Interest rate swaps	n/a	n/a	n/a	n/a	6,743	1.14%	(6,743)	(1.14)%
Total	$2,746,589	$30,365	4.45%	$2,387,337	$14,470	2.44%	$15,895	2.01%

Six months ended June 30, 2016
Agency RMBS	$1,613,310	$19,258	2.40%	$1,536,494	$5,740	0.75%	$13,518	1.65%
Agency CMBS	31,542	870	5.55%	24,731	229	1.86%	641	3.69%
Non-Agency RMBS	438,473	15,835	7.26%	315,512	3,373	2.15%	12,462	5.11%
Non-Agency CMBS	436,632	17,015	7.84%	301,512	3,169	2.11%	13,846	5.73%
Residential Whole-Loans	205,689	3,692	3.61%	164,549	2,070	2.53%	1,622	1.08%
Commercial Whole-Loans	25,000	1,138	9.15%	17,829	597	6.73%	541	2.42%
Other Securities	76,878	2,744	7.18%	40,447	528	2.63%	2,216	4.55%
Total return swaps	8,224	528	12.91%	n/a	n/a	n/a	528	12.91%
Interest rate swaps	n/a	n/a	n/a	n/a	15,171	1.27%	(15,171)	(1.27)%
Total	$2,835,748	$61,080	4.33%	$2,401,074	$30,877	2.59%	$30,203	1.74%

Three months ended June 30, 2015
Agency RMBS	$3,077,444	$22,621	2.95%	$2,736,483	$2,863	0.42%	$19,758	2.53%
Agency CMBS	42,689	559	5.25%	37,112	113	1.22%	446	4.03%
Non-Agency RMBS	574,086	9,670	6.76%	422,987	1,694	1.61%	7,976	5.15%
Non-Agency CMBS	448,985	7,191	6.42%	329,103	1,309	1.60%	5,882	4.82%
Residential Whole-Loans	16,951	161	3.81%	13,635	114	3.35%	47	0.46%
Commercial Whole-Loans	8,750	179	8.21%	—	—	—%	179	8.21%
Other Securities	149,281	2,201	5.91%	94,371	484	2.06%	1,717	3.85%
Interest rate swaps	n/a	n/a	n/a	n/a	4,159	0.48%	(4,159)	(0.48)%
Total	$4,318,186	$42,582	3.98%	$3,633,691	$10,736	1.19%	$31,846	2.79%

Six months ended June 30, 2015
Agency RMBS	$3,224,992	$45,600	2.85%	$2,876,416	$5,842	0.41%	$39,758	2.44%
Agency CMBS	43,682	987	4.56%	37,834	216	1.15%	771	3.41%
Non-Agency RMBS	603,556	19,231	6.43%	441,426	3,421	1.56%	15,810	4.87%
Non-Agency CMBS	439,766	14,578	6.68%	322,573	2,543	1.59%	12,035	5.09%
Residential Whole-Loans	12,899	232	3.63%	10,164	142	2.82%	90	0.81%
Commercial Whole-Loans	6,333	253	8.06%	—	—	—%	253	8.06%
Other Securities	129,013	3,899	6.09%	86,850	815	1.89%	3,084	4.20%
Interest rate swaps	n/a	n/a	n/a	n/a	5,572	0.31%	(5,572)	(0.31)%
Total	$4,460,241	$84,780	3.85%	$3,775,263	$18,551	0.99%	$66,229	2.86%

(1)      Includes Agency and Non-Agency Interest-Only Strips accounted for as derivatives.

(2)      Amounts for the three months ended June 30, 2016 include net (amortization of premiums), accretion of discounts and (amortization/recovery of basis) of approximately $(9.7) million. This amount is composed of approximately $(7.5) million for Agency RMBS included in interest income, $(424) thousand for Agency CMBS included in interest income, approximately $(1.1) million for Non-Agency RMBS included in interest income, approximately $1.8 million for Non-Agency CMBS included in interest income, approximately $(494) thousand for Residential Whole-Loans included in interest income, approximately $754 thousand for Other securities included in interest income and approximately $(2.8) million of amortization/recovery of basis on Agency and Non-Agency Interest-Only Strips accounted for as derivatives (Non-GAAP measure), not reported in interest income for GAAP (included in Loss on derivative instruments).  For the six months ended June 30, 2016 include net (amortization of premiums), accretion of discounts and (amortization/recovery of basis) of approximately $(21.8) million. This amount is composed of approximately $(16.0) million for Agency RMBS included in interest income, $(853) thousand for Agency CMBS included in interest income, approximately $(2.9) million for Non-Agency RMBS included in interest income, approximately $3.6 million for Non-Agency CMBS included in interest income, approximately $(1.1) million for Residential Whole-Loans included in interest income, approximately $1.6 million for Other securities included in interest income and approximately $(6.1) million of amortization/recovery of basis on Agency and Non-Agency Interest-Only Strips accounted for as derivatives (Non-GAAP measure), not reported in interest income for GAAP (included in Loss on derivative instruments).  For the three months ended June 30, 2015 include net (amortization of premiums), accretion of discounts and (amortization/recovery of basis) of approximately $(18.0) million. This amount is composed of approximately $(12.5) million for Agency RMBS included in interest income, $(552) thousand for Agency CMBS included in interest income, approximately $(1.9) million for Non-Agency RMBS included in interest income, approximately $502 thousand for Non-Agency CMBS included in interest income, approximately $(66) thousand for Residential Whole-Loans included in interest income, approximately $729 thousand for Other securities included in interest income and approximately $(4.2) million of amortization/recovery of basis on Agency and Non-Agency Interest-Only Strips accounted for as derivatives (Non-GAAP measure), not reported in interest income for GAAP (included in Loss on derivative instruments).  For the six months ended June 30, 2015 include net (amortization of premiums), accretion of discounts and (amortization/recovery of basis) of approximately $(39.4) million. This amount is composed of approximately $(27.9) million for Agency RMBS included in interest income, approximately $(1.1) million for Agency CMBS included in interest income, approximately $(4.3) million for Non-Agency RMBS included in interest income, approximately $1.6 million for Non-Agency CMBS included in interest income, approximately $(112) thousand for Residential Whole-Loans included in interest income, approximately $1.1 million for Other securities included in interest income and approximately $(8.7) million of amortization/recovery of basis on Agency and Non-Agency Interest-Only Strips accounted for as derivatives (Non-GAAP measure), not reported in interest income for GAAP (included in Loss on derivative instruments).

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

Our effective gross yield, a non-GAAP measure, for the three months ended June 30, 2016 and June 30, 2015 was 4.45% and 3.98%, respectively.  Our effective gross yield, a non-GAAP measure, for the six months ended June 30, 2016 and June 30, 2015 was 4.33% and 3.85%, respectively.  Our effective gross yield, a non-GAAP measure, increased for the three and six months ended June 30, 2016 due to the change in composition of our portfolio to more credit-oriented assets.  Our effective cost of funds, a non-GAAP measure, for the three months ended June 30, 2016 and June 30, 2015 was 2.44% and 1.19%, respectively.  Our effective cost of funds, a non-GAAP measure, for the six months ended June 30, 2016 and June 30, 2015 was 2.59% and 0.99%, respectively.  The increase in our effective cost of funds for the three and six months ended June 30, 2016 was a result of: (i) the increase in interest rates, (ii) increased interest costs associated with financing our credit-sensitive investments which generally have higher interest rates than repurchase agreements on Agency RMBS and (iii) the increase in the average effective notional of our net current pay-fixed interest rate swap. The increase was partially offset by lower average repurchase agreement borrowings.

The following table reconciles total interest income to interest income including interest income on Agency and Non-Agency Interest-Only Strips classified as derivatives (Non-GAAP financial measure) for the three and six months ended June 30, 2016 and June 30, 2015:

(dollars in thousands)	For the three months ended June 30, 2016	For the three months ended June 30, 2015	For the six months ended June 30, 2016	For the six months ended June 30, 2015
Coupon interest income	$36,171	$54,868	$74,570	$112,548
Premium accretion, discount amortization and amortization of basis, net	(6,951)	(13,839)	(15,732)	(30,713)
Interest income	$29,220	$41,029	$58,838	$81,835

Contractual interest income, net of amortization of basis on Agency and Non-Agency Interest-Only Strips, classified as derivatives(1):
Coupon interest income	$3,464	5,610	7,610	11,264
Amortization of basis (Non-GAAP Financial Measure)	(2,720)	(4,236)	(6,103)	(8,714)
Contractual interest income, net on Foreign currency swaps(1)	94	179	207	395
Contractual interest income, net on Total return swaps(1)	307	—	528	—
Subtotal	1,145	1,553	2,242	2,945
Total interest income, including interest income on Agency and Non-Agency Interest-Only Strips, classified as derivatives and other derivative instruments - Non-GAAP Financial Measure	$30,365	$42,582	$61,080	$84,780

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

The following table reconciles the Effective Cost of Funds (Non-GAAP financial measure) with interest expense for the three and six months ended June 30, 2016 and June 30, 2015:

	For the three months ended June 30, 2016		For the three months ended June 30, 2015		For the six months ended June 30, 2016		For the six months ended June 30, 2015
(dollars in thousands)	Reconciliation	Cost of Funds/ Effective Borrowing Costs	Reconciliation	Cost of Funds/ Effective Borrowing Costs	Reconciliation	Cost of Funds/ Effective Borrowing Costs	Reconciliation	Cost of Funds/ Effective Borrowing Costs

Interest expense	$7,727	1.30%	$6,577	0.71%	$15,706	1.32%	$12,979	0.63%
Net interest paid - interest rate swaps	6,743	1.14%	4,159	0.48%	15,171	1.27%	5,572	0.31%
Effective Borrowing Costs	$14,470	2.44%	$10,736	1.19%	$30,877	2.59%	$18,551	0.99%
Weighted average repurchase borrowings	$2,387,337		$3,633,691		$2,401,074		$3,775,263

Core Earnings

Our Core Earnings were approximately $11.4 million and $20.2 million for the three and six months ended June 30, 2016, respectively, and approximately $26.9 million and $56.4 million for the three and six months ended June 30, 2015, respectively.  Core Earnings is a Non-GAAP financial measure that is used by us to approximate cash yield or income associated with our portfolio and is defined as GAAP net income (loss) as adjusted, excluding: (i) net realized gain (loss) on investments and termination of derivative contracts; (ii) net unrealized gain (loss) on investments; (iii) net unrealized gain (loss) resulting from mark-to-market adjustments on derivative contracts; (iv)  other than temporary impairment; (v) non-cash stock-based compensation expense; and (vi) one-time events pursuant to changes in GAAP and certain other non-cash charges after discussions between us, our Manager and our independent directors and after approval by a majority of the our independent directors.

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

Our presentation of Core Earnings may not be comparable to similarly-titled measures of other companies, who may use different calculations.  As a result, Core Earnings should not be considered as a substitute for our GAAP net income, as a measure of our financial performance or any measure of our liquidity under GAAP.

The table below reconciles Net Income (Loss) to Core Earnings for the three and six months ended June 30, 2016 and June 30, 2015:

(dollars in thousands)	For the three months ended June 30, 2016	For the three months ended June 30, 2015	For the six months ended June 30, 2016	For the six months ended June 30, 2015

Net Income (loss) — GAAP	$17,303	$(1,693)	$(19,001)	$12,453
Adjustments:

Investments:

Unrealized (gain) loss on investments and securitized debt	(21,510)	42,849	(32,278)	14,439
Other than temporary impairment	6,356	4,316	17,153	8,967
Realized (gain) loss on sale of investments	352	(4,281)	6,407	(11,749)
Realized (gain) loss on foreign currency transactions	638	(1,093)	117	(2,798)
Unrealized (gain) loss on foreign currency transactions	(651)	1,751	444	1,060

Derivative Instruments:

Net realized (gain) loss on derivatives	995	15,871	(25,721)	8,115
Unrealized (gain) loss on derivatives	7,572	(31,631)	72,127	24,406

Non-cash stock-based compensation expense	346	781	918	1,460
Total adjustments	(5,902)	28,563	39,167	43,900
Core Earnings — Non-GAAP Financial Measure	$11,401	$26,870	$20,166	$56,353

Basic Core Earnings per Share of Common Stock and Participating Securities - Non-GAAP Financial Measure	$0.27	$0.64	$0.48	$1.35
Diluted Core Earnings per Share of Common Stock and Participating Securities - Non-GAAP Financial Measure	$0.27	$0.64	$0.48	$1.35

Basic weighted average common shares and participating securities	41,956,898	41,938,369	41,953,547	41,871,319
Diluted weighted average common shares and participating securities	41,956,898	41,938,369	41,953,547	41,871,319

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

(dollars in thousands)	For the three months ended June 30, 2016	For the three months ended June 30, 2015	For the six months ended June 30, 2016	For the six months ended June 30, 2015
Net interest income including interest income on Interest-Only Strips accounted for as derivatives and interest income (expense), net incurred on interest rate swaps, total return swaps and foreign currency swaps (a Non-GAAP financial measure)	$15,895	$31,846	$30,203	$66,229
Total Operating Expenses	(5,061)	(5,804)	(11,418)	(11,371)
Non-cash stock based compensation	346	781	918	1,460
Interest income on cash balances and other income (loss), net	221	47	463	35
Core Earnings (a Non-GAAP financial measure)	$11,401	$26,870	$20,166	$56,353

Liquidity and Capital Resources

General

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain our assets and operations, make distributions to our stockholders, and other general business needs.  To maintain our REIT qualifications under the Internal Revenue Code, we must distribute annually at least 90% of our taxable income, excluding capital gains, such distributions requirements limit our ability to retain earnings and increase capital for operations. We believe that our significant capital resources and access to financing will provide us with financial flexibility at levels sufficient to meet current and anticipated capital requirements, including funding new investment opportunities, paying distributions to our stockholders and servicing our debt obligations.

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

At June 30, 2016, our primary sources of cash consisted of borrowings under our repurchase agreements, principal payments and net interest margin generated from our investment portfolio.

Borrowings Under Agreements

As of June 30, 2016, we had master repurchase agreements with 28 counterparties.  We had borrowings under repurchase agreements with 20 counterparties of approximately $2.3 billion at June 30, 2016.  The following tables present our repurchase agreement borrowings by type of collateral pledged, as of June 30, 2016 and June 30, 2015, and the respective effective cost of funds (Non-GAAP financial measure) for the three and six months ended June 30, 2016 and June 30, 2015, respectively.  See “Non-GAAP Financial Measures” (dollars in thousands):

Collateral	Borrowings Outstanding June 30, 2016	Fair Value of Collateral Pledged (1)	Weighted Average Interest Rate end of period	Weighted Average Cost of Funds for the three months ended June 30, 2016	Weighted Average Effective Cost of Funds (Non- GAAP) for the three months ended June 30, 2016(2)	Weighted Average Cost of Funds for the six months ended June 30, 2016	Weighted Average Effective Cost of Funds (Non- GAAP) for the six months ended June 30, 2016(2)	Weighted Average Haircut end of period
Agency RMBS	$1,547,407	$1,599,803	0.75%	0.76%	0.76%	0.75	0.75	4.34%
Agency CMBS	20,258	23,534	1.81	1.87	1.87	1.86	1.86	24.35
Non-Agency RMBS	279,591	415,307	2.17	2.22	2.22	2.15	2.15	30.06
Non-Agency CMBS(3)	275,021	381,594	2.25	2.19	2.19	2.11	2.11	27.72
Whole-Loans and securitized commercial loan(4)	161,732	202,961	2.47	2.50	2.50	2.55	2.55	21.26
Other securities	26,710	49,265	2.71	2.58	2.58	2.63	2.63	43.30
Interest rate swaps	n/a	n/a	n/a	n/a	1.14	n/a	1.27	n/a

Total	$2,310,719	$2,672,464	1.25%	1.28%	2.44%	1.28	2.59	12.04%

(1)     Excludes approximately $30.7 million of cash collateral posted.

(2)     The effective cost of funds for the period presented is calculated on an annualized basis and includes interest expense for the period and net periodic interest payments on interest rate swaps, net of premium amortization on MAC swaps, of approximately $6.7 million and $15.2 million for the three and six months ended June 30, 2016, respectively.  While interest rate swaps are not accounted for using hedge accounting, such instruments are viewed by us as an economic hedge against increases in interest rates on our liabilities and are treated as hedges for purposes of satisfying the REIT requirements.  See “Non-GAAP Financial Measures”.

(3)     Including Non U.S. CMBS pledged as collateral and Non U.S. repurchase agreement borrowings.

(4)     Repurchase agreement borrowings collateralized by Whole-Loans and securitized commercial loan owned through trust certificates.  The trust certificates are eliminated upon consolidation.

Collateral	Borrowings Outstanding June 30, 2015	Fair Value of Collateral Pledged (1)	Weighted Average Interest Rate end of period	Weighted Average Cost of Funds for the three months ended June 30, 2015	Weighted Average Effective Cost of Funds (Non- GAAP) for the three months ended June 30, 2015(2)	Weighted Average Cost of Funds for the six months ended June 30, 2015	Weighted Average Effective Cost of Funds (Non- GAAP) for the six months ended June 30, 2015(2)	Weighted Average Haircut end of period
Agency RMBS	$2,521,435	$2,608,602	0.43%	0.42%	0.42%	0.41	0.41	5.31%
Agency CMBS	36,280	41,887	1.35	1.22	1.22	1.15	1.15	14.85
Non-Agency RMBS	407,910	585,599	1.64	1.61	1.61	1.56	1.56	31.02
Non-Agency CMBS(3)	327,997	455,084	1.64	1.60	1.60	1.59	1.59	27.24
Whole-Loans and securitized commercial loan(4)	16,995	22,184	1.94	3.35	3.35	2.82	2.82	22.24
Other securities	95,743	128,760	1.89	2.06	2.06	1.89	1.89	25.08
Interest rate swaps	n/a	n/a	n/a	n/a	0.48	n/a	0.31	n/a

Total	$3,406,360	$3,842,116	0.75%	0.71%	1.19%	0.68	0.99	11.24%

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

As of June 30, 2016, our repurchase agreements require collateral in excess of the loan amount, or haircuts, ranging from a low of 3.0% to a high of 5.0% for Agency RMBS, exclusive of IOs and IIOs for which the haircuts are as high as 25.0%. For Non-Agency RMBS and Agency and Non-Agency CMBS, haircuts range from a low of 13.0% to a high of 50.0%. Haircuts for other securities and Whole-Loans range from a low of 20.0% to a high of 50.0%.  Declines in the value of our portfolio can trigger margin calls by our counterparties under our repurchase agreements.  Margin calls could adversely affect our liquidity. Our inability to post adequate collateral for a margin call by the counterparty could result in a condition of default under our repurchase agreements.  An event of default or termination event would give some of our counterparties the option to terminate all existing repurchase transactions with us and require any amount due to the counterparties by us to be payable immediately.  If this were to occur, we may be forced to sell assets under adverse market conditions or through foreclosure which may have a material adverse consequence on our business, financial position, our results of operations and cash flows.  During the six months ended June 30, 2016, we were able to satisfy margin calls using cash on hand and cash from our repurchase agreement borrowings.

Under the repurchase agreements, the respective counterparties, subject to the terms of the individual agreements, retain the right to determine the fair value of the underlying collateral.  A reduction in the value of pledged assets requires us to provide additional collateral or fund margin calls.  In addition, certain of the repurchase agreements may be terminated by our counterparties if we do not maintain certain equity and leverage metrics, the most restrictive of which include a limit on leverage based on the composition of our portfolio.  We were in compliance with the terms of such financial tests at June 30, 2016.  At June 30, 2016, approximately $2.7 billion of our investments served as collateral for repurchase agreements.  At December 31, 2015, approximately $3.0 billion of our investments served as collateral for repurchase agreements.

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

Cash Generated from Operations

For the six months ended June 30, 2016 and June 30, 2015, net cash generated from operating activities was approximately $12.9 million and $63.5 million, which was primarily attributable to the net interest income we earned on our investments less operating expenses.  The decrease period over period was mainly attributable to a smaller investment portfolio and higher cost of funds.

Cash Provided by and Used in Investing Activities

For the six months ended June 30, 2016 and June 30, 2015 net cash generated from investing activities was approximately $355.0 million and $538.6 million, respectively. This was primarily attributable to our proceeds from sales and receipt of principal payments on our investments, which was partially offset by investment acquisitions and repayments on reverse repurchase agreements.

Cash Provided by and Used in Financing Activities

For the six months ended June 30, 2016 and June 30, 2015 net cash used in financing activities was approximately $358.8 million and $627.3 million, respectively.  This was primarily attributable to lower weighted average borrowings on our investment portfolio.

Other Potential Sources of Financing

We held cash of approximately $33.9 million and $22.2 million at June 30, 2016 and June 30, 2015, respectively.  Our primary sources of cash currently consist of repurchase facility borrowings, investment income, principal repayments on investments and the proceeds of any future securities offering, to the extent available in the capital markets.  In the future, we expect our primary sources of liquidity to consist of payments of principal and interest we receive on our investments, unused borrowing capacity under our financing sources and future issuances of equity and debt securities.

Contractual Obligations and Commitments

Our contractual obligations as of June 30, 2016 are as follows (dollars in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total

Borrowings under repurchase agreements(2)	$2,310,719	—	—	—	$2,310,719
Investment related payables	1,581	—	—	—	1,581
TBA — long positions	733,191	—	—	—	733,191
Total: Non-GAAP Basis	3,045,491	—	—	—	3,045,491
TBA-long positions	733,191	—	—	—	733,191
Total: GAAP Basis —Excluding TBA-long positions	$2,312,300	—	—	—	$2,312,300

(1)   The table above does not include amounts due under the Management Agreement (as defined herein) with our Manager, as those obligations do not have fixed and determinable payments.

(2)   Excludes unamortized debt issuance cost.

Repurchase Agreements

As of June 30, 2016 we have an obligation for approximately $5.4 million in contractual interest payments related to our repurchase agreements through the respective maturity date of each repurchase agreement.

In addition, at June 30, 2016, we had entered into repurchase agreement borrowings of approximately $34.5 million, which settled by July 5, 2016, with a weighted average interest rate of 2.62%, a weighted average contractual maturity of 27 days and secured by collateral of approximately $63.7 million.

Securitized Debt

At June 30, 2016, we had securitized debt related to the consolidated VIEs, with a balance of $11.0 million (and a fair value of $10.4 million).  The securitized debt and related interest payments of the VIEs can only be settled with the securitized commercial loan that serve as collateral of the VIE and is non-recourse to us.

Management Agreement

On May 9, 2012, we entered into a management agreement (the “Management Agreement”) with our Manager which describes the services to be provided by our Manager and compensation for such services. Our Manager is responsible for managing our operations, including: (i) performing all of our day-to-day functions; (ii) determining investment criteria in conjunction with our Board of Directors; (iii) sourcing, analyzing and executing investments, asset sales and financings; (iv) performing asset management duties; and (v) performing financial and accounting management, subject to the direction and oversight of our Board of Directors. Pursuant to the terms of the Management Agreement, our Manager is paid a management fee equal to 1.50% per annum of our stockholders’ equity, (as defined in the Management Agreement), calculated and payable (in cash) quarterly in arrears. For purposes of calculating the management fee, “stockholders’ equity” means the sum of the net proceeds from any issuances of our equity securities since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus retained earnings, calculated in accordance with GAAP, at the end of the most recently completed fiscal quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less any amount paid for repurchases of our shares of common stock, excluding any unrealized gains, losses or other non-cash items, including OTTI charges, prior to January 1, 2016, unrealized gain (loss), net and the non-cash portion of gain (loss) on derivative instruments, that have impacted stockholders’ equity as reported in our consolidated financial statements prepared in accordance with GAAP, regardless of whether such items are included in other comprehensive income or loss, or in net income, and excluding one-time events pursuant to changes in GAAP and certain other non-cash charges after discussions between our Manager and our independent directors and after approval by at least two-thirds (2/3) of our independent directors. However, if our stockholders’ equity for any given quarter is negative based on the calculation described above, our Manager will not be entitled to receive any management fee for that quarter. For the quarterly periods subsequent to January 1, 2016, to the extent OTTI reduces our stockholders’ equity, it will reduce the management fee for such period.  See Recent Developments.

In addition, under the Management Agreement, we are required to reimburse our Manager for the expenses described below. Expense reimbursements to the Manager are made in cash on a regular basis. Our reimbursement obligation is not subject to any dollar limitation. Because our Manager’s personnel perform certain legal, accounting, due diligence tasks and other services that outside professionals or outside consultants otherwise would perform, our Manager may be paid or reimbursed for the documented cost of performing such tasks, provided that such costs and reimbursements are in amounts which are no greater than those which would be payable to outside professionals or consultants engaged to perform such services pursuant to agreements negotiated on an arm’s-length basis.  We also reimburse our Manager for certain direct costs, such as the travel expenses of our officers, incurred by our Manager on our behalf.  We reimburse our Manager for the compensation and benefits provided to our CFO, controller and related staff.  For the three and six months ended June 30, 2016, we recorded expenses, paid by the Manager on our behalf, totaling approximately $292 thousand and $364 thousand, respectively, related to employee costs and benefits associated with our chief financial officer and controller, respectively and approximately $657 thousand and $794 thousand for the three and six months ended June 30, 2015, respectively.

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

Off-Balance Sheet Arrangements

As of June 30, 2016, we held contracts to purchase (“long position”) and sell (“short position”) TBAs on a forward basis.  If a counterparty to one of the TBAs that we enter into defaults on its obligations, we may not receive payments or securities due under the TBA agreement, and thus, we may lose any unrealized gain associated with that TBA transaction.

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

Recent Developments

On August 3, 2016, we entered into an amendment to the Management Agreement with our Manager, which amended the definition of “Equity” in the Management Agreement.  Under the previous definition, OTTI was excluded as a non-cash item and had no impact on the calculation of our management fee.  Under the new definition, for all periods beginning on and following January 1, 2016, OTTI will reduce our “Equity” for any completed fiscal quarter in which OTTI was recognized, which in turn will reduce our management fee.  The amendment to the Management Agreement described above is attached to this Quarterly Report on Form 10-Q as Exhibit 10.1.

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

As of June 30, 2016, 16 of the counterparties that we had outstanding repurchase agreement borrowings held collateral which we posted as security for such borrowings in excess of 5% of our Stockholders’ equity.  Prior to entering into a repurchase agreement with any particular institution, our Manager does a thorough review of such potential counterparty.  Such review, however, does not assure the creditworthiness of such counterparty nor that the financial wherewithal of the counterparty will not deteriorate in the future.

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

The sensitivity analysis table presented below shows the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments, including interest rate swaps, Interest-Only Strips, and net interest income at June 30, 2016, assuming a static portfolio of assets. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our Manager’s expectations. The analysis presented utilizes our Manager’s assumptions, models and estimates, which are based on our Manager’s judgment and experience.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+1.00%	31.43%	(1.36)%
+0.50%	17.11%	(0.57)%
-0.50%	(20.45)%	0.37%
-1.00%	(32.61)%	0.41%

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

Certain assumptions have been made in connection with the calculation of the information set forth in the table above and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes.  The base interest rate scenario assumes interest rates at June 30, 2016.  The analysis presented utilizes assumptions and estimates based on our Manager’s judgment and experience.  Furthermore, while we generally expect to retain such assets and the associated interest rate risk, future purchases and sales of assets could materially change our interest rate risk profile.

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

If a counterparty to a bi-lateral interest rate swap cannot perform under the terms of the interest rate swap, we may not receive payments due under that agreement, and thus, we may lose any unrealized gain associated with the interest rate swap. We may also risk the loss of any collateral we have pledged to secure our obligations under interest rate swap if the counterparty becomes insolvent or files for bankruptcy. In the case of a cleared swap, if our clearing broker were to default, become insolvent or file for bankruptcy, we may also risk the loss of any collateral we have posted to the clearing broker unless we were able to transfer or “port” our positions and held collateral to another clearing broker. In addition, the interest rate swap would no longer mitigate the impact of changes in interest rates as intended.  Most of our interest swaps are currently cleared through a central clearing house which reduces but does not eliminate the aforementioned risks.  Also see “Liquidity Risk” below.

As of June 30, 2016, we have entered into five master securities forward trading agreements, or MSFTAs, which may govern the trading of some or all TBA transactions.  Pursuant to the terms of these MSFTAs, we and our counterparties would be required to post margin to the other when the mark to market exposure of the TBA transactions executed under the agreement exceed certain thresholds.  We expect to continue to negotiate and enter into MSFTAs with additional TBA counterparties.  The margin provisions of the MSFTA help to mitigate, but do not eliminate, counterparty risk associated with TBA transactions.  If a counterparty to a TBA transaction cannot perform under the terms of the trade, we may not receive securities we have agreed to purchase or payment for securities we have agreed to sell, and thus, we may lose any unrealized gain associated with such transaction.

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

Foreign Investment risk

We have invested in Non U.S. CMBS transactions and, in the future, we may make other investments in non U.S. issuers and transactions. These investments present certain unique risks, including those resulting from future political, legal, and economic developments, which could include favorable or unfavorable changes in currency exchange rates, exchange control regulations (including currency blockage), expropriation, nationalization, or confiscatory taxation of assets, adverse changes in investment capital or exchange control regulations (which may include suspension of the ability to transfer currency from a country), political changes, diplomatic developments, difficulty in obtaining and enforcing judgments against non U.S. entities, the possible imposition of the applicable country’s governmental laws or restrictions, and the reduced availability of public information concerning issuers. In the event of a nationalization, expropriation, or other confiscation of assets, we could lose our entire investment in a security. Legal remedies available to investors in certain jurisdictions may be more limited than those available to investors in the United States. Issuers of non U.S. securities may not be subject to the same degree of regulation as U.S. issuers.

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

We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of June 30, 2016. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

No change occurred in our internal control over financial reporting (as defined in Rule13a-15(f) and Rule 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  Legal Proceedings

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business.  As of June 30, 2016, the Company was not involved in any legal proceedings.

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

10.1	Amendment to the Management Agreement between Western Asset Mortgage Capital Corporation and Western Asset Management Company, dated August 3, 2016.

10.2*	Form of Warrant, incorporated by reference to Exhibit 10.2 to Amendment No. 9 Form S-11 (Registration Statement No. 333-159962), filed April 30, 2012.

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

By:	/s/ JENNIFER W. MURPHY

Jennifer W. Murphy
President, Chief Executive Officer and Director (Principal Executive Officer)

August 5, 2016

By:	/s/ LISA MEYER

Lisa Meyer
Chief Financial Officer (Principal Financial and Accounting Officer)

August 5, 2016