Form 10-Q
period 2016-09-30
Western Asset Mortgage Capital Corp
filed 2016-11-04
CIK 1465885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 under the Securities Exchange Act of 1934).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

As of November 2, 2016, there were 41,919,801 shares, par value $0.01, of the registrant’s common stock issued and outstanding.

Part I
ITEM I. Financial Statements

Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands—except share and per share data)

	September 30, 2016 (Unaudited)	December 31, 2015
Assets:
Cash and cash equivalents	$30,965	$24,711
Mortgage-backed securities and other securities, at fair value ($2,660,129 and $2,777,717 pledged as collateral, at fair value, respectively)	2,692,672	2,851,127
Residential Whole-Loans, at fair value ($204,882 and $218,538 pledged as collateral, at fair value, respectively)	204,882	218,538
Securitized commercial loan, at fair value	24,138	25,000
Investment related receivable	12,123	572
Accrued interest receivable	25,285	22,621
Due from counterparties	270,398	249,563
Derivative assets, at fair value	127,862	21,915
Other assets	756	382
Total Assets (1)	$3,389,081	$3,414,429

Liabilities and Stockholders’ Equity:
Liabilities:
Borrowings under repurchase agreements, net	$2,523,480	$2,585,667
Securitized debt, at fair value	10,621	11,000
Accrued interest payable	18,311	20,431
Investment related payables	—	66,146
Due to counterparties	6,047	9,950
Derivative liability, at fair value	330,799	180,177
Accounts payable and accrued expenses	2,689	2,078
Payable to related party	2,714	3,019
Dividend payable	12,995	24,313
Total Liabilities (2)	2,907,656	2,902,781

Commitments and contingencies

Stockholders’ Equity:
Common stock: $0.01 par value, 500,000,000 shares authorized, 41,919,801 shares issued and outstanding, respectively	419	419
Preferred stock, $0.01 par value, 100,000,000 shares authorized and no shares outstanding	—	—
Additional paid-in capital	764,678	763,283
Retained earnings (accumulated deficit)	(283,672)	(252,054)
Total Stockholders’ Equity	481,425	511,648
Total Liabilities and Stockholders’ Equity	$3,389,081	$3,414,429
 See notes to unaudited consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Balance Sheets (Continued)
(in thousands—except share and per share data)

	September 30, 2016 (unaudited)	December 31, 2015
(1) Assets of consolidated VIEs included in the total assets above:
Residential Whole-Loans, at fair value ($204,882 and $218,538 pledged as collateral, at fair value, respectively)	$204,882	$218,538
Securitized commercial loan, at fair value	24,138	25,000
Investment related receivable	3,230	—
Accrued interest receivable	1,745	1,836
Total assets of consolidated VIEs	$233,995	$245,374

(2) Liabilities of consolidated VIEs included in the total liabilities above:
Securitized debt, at fair value	$10,621	$11,000
Accrued interest payable	82	85
Accounts payable and accrued expenses	2	2
Total liabilities of consolidated VIEs	$10,705	$11,087

See notes to unaudited consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Statements of Operations
(in thousands—except share and per share data)
(Unaudited)

	For the three months ended September 30, 2016	For the three months ended September 30, 2015	For the nine months ended September 30, 2016	For the nine months ended September 30, 2015
Net Interest Income
Interest income	$29,154	$35,821	$87,992	$117,656
Interest expense	7,685	6,981	23,391	19,960
Net Interest Income	21,469	28,840	64,601	97,696

Other Income (Loss)
Realized gain (loss) on sale of investments, net	1,439	(2,482)	(4,968)	9,267
Other than temporary impairment	(4,978)	(5,917)	(22,131)	(14,884)
Unrealized gain (loss), net	15,292	24,723	47,571	10,284
Gain (loss) on derivative instruments, net	6,121	(41,363)	(53,214)	(76,511)
Other, net	(60)	(29)	(158)	1,744
Other Income (Loss)	17,814	(25,068)	(32,900)	(70,100)

Expenses
Management fee to affiliate	2,604	2,761	7,945	8,133
Other operating expenses	188	799	809	1,472
General and administrative expenses:
Compensation expense (including non-cash stock based compensation of $433, $509, $1,351 and $1,969, respectively)	868	857	2,254	3,006
Professional fees	723	882	3,947	3,261
Other general and administrative expenses	379	325	1,226	1,123
Total general and administrative expenses	1,970	2,064	7,427	7,390
Total Expenses	4,762	5,624	16,181	16,995

Income (loss) before income taxes	34,521	(1,852)	15,520	10,601
Income tax provision (benefit)	2,239	—	2,239	—
Net income (loss)	$32,282	$(1,852)	$13,281	$10,601

Net income (loss) per Common Share — Basic	$0.77	$(0.05)	$0.31	$0.24
Net income (loss) per Common Share — Diluted	$0.77	$(0.05)	$0.31	$0.24
Dividends Declared per Share of Common Stock	$0.31	$0.60	$1.07	$1.91

See notes to unaudited consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands—except shares and share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated) Deficit
	Shares	Par			Total
Balance at December 31, 2014	41,719,801	$417	$760,925	$(138,130)	$623,212
Grants of restricted stock	200,000	2	(2)	—	—
Vesting of restricted stock	—	—	2,301	—	2,301
Net loss	—	—	—	(9,484)	(9,484)
Dividends declared on common stock	—	—	59	(104,440)	(104,381)
Balance at December 31, 2015	41,919,801	$419	$763,283	$(252,054)	$511,648
Vesting of restricted stock	—	—	1,351	—	1,351
Net income	—	—	—	13,281	13,281
Dividends declared on common stock	—	—	44	(44,899)	(44,855)
Balance at September 30, 2016 (unaudited)	41,919,801	$419	$764,678	$(283,672)	$481,425

See notes to unaudited consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	For the nine months ended September 30, 2016	For the nine months ended September 30, 2015
Cash flows from operating activities:
Net income	$13,281	$10,601
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Premium amortization and (discount accretion) on investments, net	2,355	5,645
Interest income earned added to principal of securities	(300)	(141)
Amortization of deferred financing costs	135	295
Restricted stock amortization	1,351	1,969
Premium amortization for MAC interest rate swaps	(492)	(1,075)
Interest payments and basis recovered on MAC interest rate swaps	491	1,443
Premium on purchase of Residential Whole-Loans	(573)	(2,390)
Unrealized (gain) loss, net	(47,571)	(10,284)
Mark-to-market adjustments on derivative instruments	46,073	82,952
Other than temporary impairment	22,131	14,884
Realized (gain) loss on sale of securities, net	4,968	(9,267)
Realized (gain) loss on derivatives, net	(40,263)	14,558
(Gain) loss on foreign currency transactions, net	905	(1,664)
Changes in operating assets and liabilities:
(Increase) decrease in accrued interest receivable	(2,664)	5,894
Increase in other assets	(374)	(279)
Increase (decrease) in accrued interest payable	(2,120)	4,146
Increase in accounts payable and accrued expenses	911	468
Increase (decrease) in payable to related party	(305)	92
Net cash (used in) provided by operating activities	(2,061)	117,847
Cash flows from investing activities:
Purchase of securities	(1,450,137)	(570,441)
Proceeds from sale of securities	1,295,969	2,087,678
Principal payments and basis recovered on securities	252,076	315,106
Purchase of Residential Whole-Loans	(28,825)	(147,336)
Principal payments on Residential Whole-Loans	39,597	9,077
Purchase of Commercial Whole-Loans	—	(8,750)
Principal payments on Commercial Whole-Loans	—	8,750
Payment of premium for option derivatives	(17,951)	(10,864)
Premium received from option derivatives	22,707	11,548
Net settlements of TBAs	12,166	466
Net payments on termination of futures	19,253	(627)
Proceeds from sale of interest rate swaptions	2,075	27,899
Premium for MAC interest rate swaps	465	(3,595)
Payments on termination of MAC interest rate swaps	—	(190)
Interest payments and basis recovered on MAC interest rate swaps	(491)	(1,041)
Due from counterparties	(9,719)	—
Payment on termination of foreign currency swaps	5,351	—
Payments on total return swaps	17	—
Proceeds from (payments made) on reverse repurchase agreements, net	—	(758,467)
Premium for interest rate swaptions, net	—	(34,751)
Net cash provided by investing activities	142,553	924,462

Cash flows from financing activities:

Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited) (Continued)
(in thousands)

	For the nine months ended September 30, 2016	For the nine months ended September 30, 2015
Proceeds from repurchase agreement borrowings	10,675,773	13,645,855
Repayments of repurchase agreement borrowings	(10,738,416)	(14,541,717)
Proceeds from (repayment of) cash overdraft	(300)	—
Proceeds from forward contracts	82,020	206,240
Repayments of forward contracts	(82,110)	(207,220)
Payments on termination of MAC interest rate swaps	—	(18,655)
Interest payments and basis recovered on MAC interest rate swaps containing an other-than-insignificant financing element	—	(402)
Payments made for deferred financing costs	(58)	(463)
Due from counterparties, net	(11,116)	(51,768)
Due to counterparties, net	(3,903)	2,251
Dividends paid on common stock	(56,173)	(84,119)
Net cash used in financing activities	(134,283)	(1,049,998)

Effect of exchange rate changes on cash and cash equivalents	45	170

Net increase (decrease) in cash and cash equivalents	6,254	(7,519)
Cash and cash equivalents beginning of period	24,711	47,222
Cash and cash equivalents end of period	$30,965	$39,703

Supplemental disclosure of operating cash flow information:
Interest paid	$22,850	$20,363
Income taxes paid	$1,567	$—
Supplemental disclosure of non-cash financing/investing activities:
Securities sold, not settled	$8,893	$—
Obligation to return collateral used to settle short sales	$—	$(757,353)
Net unsettled TBAs	$—	$(8)
Dividends and distributions declared, not paid	$12,995	$25,152
Principal payments of Residential Whole-Loans, not settled	$3,230	$—
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

Note 1 — Organization

Western Asset Mortgage Capital Corporation a Delaware corporation and its subsidiaries (the “Company”) commenced operations in May 2012. The Company invests in, finances and manages a diversified portfolio of real estate related securities, whole-loans and other financial assets.  The Company’s portfolio is comprised of Agency RMBS (including TBAs as defined herein), Non-Agency RMBS, Agency and Non-Agency CMBS and Whole-Loans. In addition, and to a significantly lesser extent, the Company has invested in other securities including certain Agency obligations that are not technically MBS as well as certain Non U.S. CMBS and in asset-backed securities (“ABS”) investments secured by a portfolio of private student loans.  The Company’s investment strategy is based on Western Asset Management Company’s (the “Manager”) perspective of which mix of portfolio assets it believes provides the Company with the best risk-reward opportunities at any given time.  The Manager will vary the allocation among various asset classes subject to maintaining the Company’s qualification as a REIT and maintaining its exemption from the Investment Company Act of 1940 (the “1940 Act”).  These restrictions limit the Company’s ability to invest in non-qualifying MBS, non-real estate assets and/or assets which are not secured by real estate.  Accordingly, the Company’s portfolio will continue to be principally invested in qualifying MBS and other real estate related assets.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited financial statements and related notes have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting in accordance with Article 10 of Regulation S-X and the instructions to Form 10-Q.  Certain prior period amounts have been reclassified to conform to the current period’s presentation. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary have been made to present fairly the Company’s financial position, results of operations and cash flows. The results of operations for the period ended September 30, 2016 are not necessarily indicative of the results to be expected for the full year or any future period. These consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission (“SEC”) on March 11, 2016.

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

The Company assesses its Agency MBS, Non-Agency MBS and other securities, excluding Interest-Only Strips, rated AA and higher at the time of purchase, for other-than-temporary impairment (“OTTI”) on at least a quarterly basis. The determination of whether a security is other-than-temporarily impaired involves judgment and assumptions based on subjective and objective factors.  When the fair value of an investment is less than its amortized cost at the balance sheet date, during a reporting period, the security is considered impaired and the impairment is designated as either “temporary” or “other-than-temporary.” In deciding on whether or not a security is other-than-temporarily impaired, the Company considers several factors, including the nature of the investment, communications (if any) from the trustee of securitization regarding the credit quality of the security, the severity and duration of the impairment and the cause of the impairment. When a security is impaired an OTTI is considered to have occurred if there is an adverse change in the expected cash flows (principal or interest) to be received and the fair value of the security is less than its carrying amount and either the Company intends to sell the security or it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost.    In determining whether an adverse change in cash flows occurred, the present value of the remaining cash flows, as estimated at the initial transaction date (or the last date previously revised), is compared to the present value of the expected cash flows at the current reporting date.  The estimated cash flows reflect those a “market participant” would use and are discounted at a rate equal to the current yield used to accrete interest income. The OTTI is recorded in the Company’s Consolidated Statements of Operations.

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

Non-Agency MBS and other securities that are rated below AA at the time of purchase and Interest-Only Strips that are not classified as derivatives

Interest income on Non-Agency MBS and other securities that are rated below AA at the time of purchase and Interest-Only Strips that are not classified as derivatives are recognized based on the effective yield method.  The effective yield on these securities is based on the projected cash flows from each security, which is estimated based on the Company’s observation of the then current information and events, where applicable, and will include assumptions related to interest rates, prepayment rates and the timing and amount of credit losses.  On at least a quarterly basis, the Company reviews and, if appropriate, makes adjustments to its cash flow projections based on input and analysis received from external sources, internal models, and its judgment about interest rates, prepayment rates, the timing and amount of credit losses, and other factors. Where appropriate, the Company may include in its cash flow projections the U.S. Department of Justice’s settlements with the major residential mortgage originators, regarding certain lending practices. Changes in cash flows from those originally projected, or from those estimated at the last evaluation, may result in a prospective change in the yield/interest income recognized on such securities. Actual maturities of the securities are affected by the contractual lives of the underlying collateral, periodic payments of scheduled principal, and prepayments of principal. Therefore, actual maturities of the securities will generally be shorter than stated contractual maturities.

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

Derivatives and hedging activities

Subject to maintaining its qualification as a REIT for U.S. federal income tax purposes, the Company utilizes derivative financial instruments, including interest rate swaps, interest rate swaptions, mortgage put options, currency forwards, futures contracts, TBAs and Agency and Non-Agency Interest-Only Strips to hedge the interest rate and currency risk associated with its portfolio and related borrowings. Derivatives, subject to REIT requirements, are used for hedging purposes rather than speculation.  The Company has also entered into a total return swap, which transfers the total return of a referenced security to the Company.  The Company determines the fair value of its derivative positions and obtains quotations from third parties, including the Chicago Mercantile Exchange or CME, to facilitate the process of determining such fair values. If the Company’s hedging activities do not achieve the desired results, reported earnings may be adversely affected.

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

Share-based compensation

The Company accounts for share-based compensation to its independent directors, to its Manager and to employees of its Manager and its affiliates using the fair value based methodology prescribed by GAAP.  Compensation cost related to restricted common stock issued to the Company’s independent directors, including any such restricted stock which is subject to a deferred compensation program, is measured at its fair value at the grant date, and amortized into expense over the service period on a straight-line basis. Compensation cost related to restricted common stock issued to the Manager and to employees of the Manager, including officers of the Company who are employees of the Manager and its affiliates is initially measured at fair value at the grant date, and amortized into expense over the vesting period on a straight-line basis and re-measured on subsequent dates to the extent the awards are unvested.

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

Current and deferred taxes are recorded on earnings (losses) recognized by the Company's TRS. Deferred income tax assets and liabilities are calculated based upon temporary differences between the Company's U.S. GAAP consolidated financial statements and the federal and state basis of assets and liabilities as of the consolidated balance sheet date. The Company evaluates the realizability of its deferred tax assets and recognizes a valuation allowance if, based on available evidence, it is more likely than not that some or all of its deferred tax assets will not be realized. In evaluating the realizability of the deferred tax asset, the Company will consider the expected future taxable income, existing and projected book to tax differences as well as tax planning strategies. This analysis is inherently subjective, as it is based on forecasted earning and business and economic activity. Changes in estimates of deferred tax asset realizability, if any, are included in the provision for income tax provision (benefit) in the Consolidated Statement of Operations.

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

Recent accounting pronouncements

Accounting Standards Adopted in 2016

In January 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-1, “Income Statement - Extraordinary and Unusual Items.” The guidance simplifies income statement presentation by eliminating the concept of extraordinary items. U.S. GAAP currently requires that a company separately classify, disclose and present extraordinary events and transactions. The guidance eliminates the concept of extraordinary items from U.S. GAAP.  Under the existing guidance, an entity is required to separately disclose extraordinary items, net of tax, in the income statement after income from continuing operations if an event or transaction is of an unusual nature and occurs infrequently. This separate, net-of-tax presentation (and corresponding earnings per share impact) will no longer be allowed. The existing requirement to separately present items that are of an unusual nature or occur infrequently on a pre-tax basis within income from continuing operations has been retained. The new guidance also requires similar separate presentation of items that are both unusual and infrequent. The standard is effective for periods beginning after December 15, 2015. The effective date is the same for both public companies and all other entities.  The 2016 adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In February 2015, the FASB issued ASU 2015-2, “Consolidation - Amendments to the Consolidation Analysis.” The guidance simplifies and reduces the number of consolidation models through the elimination of an indefinite deferral for certain entities and by placing more emphasis on risk of loss when determining a controlling financial interest.  The guidance affects reporting entities that are required to evaluate whether they should consolidate certain legal entities.  All legal entities are subject to reevaluation under the revised consolidation model.  The standard is effective for a public company for fiscal years, and for interim periods within fiscal years beginning after December 15, 2015.  The 2016 adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU 2015-3, “Interest - Imputation of Interest - Simplifying the Presentation of Debt Issuance Costs.” The guidance amends the presentation of debt issuance cost related to a recognized debt liability. Under the new guidance, the debt issuance costs were presented in the balance sheet as a direct deduction from the carrying amount of the recognized debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected under the new guidance. The standard is effective for a public company for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The guidance should be applied on a retrospective basis. The Company’s December 31, 2015 balance sheet was adjusted to reflect the effects of applying the new guidance on a retrospective basis and resulted in a $134 thousand reduction in Borrowings under repurchase agreements and a corresponding reduction in Other assets. Upon adoption, an entity is required to comply with the applicable disclosures for a change in an accounting principle. These disclosures include the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items (i.e., debt issuance cost asset and the debt liability). The 2016 adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

Accounting Standards to be Adopted in Future Periods

In May 2014, the FASB issued ASU 2014-9, “Revenue from Contracts with Customers (Topic 606).” The guidance changes an entity’s recognition of revenue from contracts with customers.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  In addition, the new guidance requires improved disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In March 2016, the FASB issued implementation guidance which clarifies principal versus agent considerations in reporting revenue gross versus net (ASU 2016-8). In April 2016, the FASB issued implementation guidance which clarifies the identification of performance obligations (ASU 2016-10). In applying the new guidance, an entity may use either a retrospective approach to each prior reporting period or a retrospective approach with the cumulative effect recognized at the date of initial application. For a public company, the standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is not permitted for a public entity. The new guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

In January 2016, the FASB issued ASU 2016-1, “Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The guidance improves certain aspects of recognition, measurement, presentation, and disclosure of financial instruments.  The standard is effective for a public company for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years.  Early adoption by public companies for fiscal years or interim periods that have not yet been issued or, by all other entities, that have not yet been made available for issuance of this guidance are permitted as of the beginning of the fiscal year of adoption, under certain restrictions.  The Company should apply the guidance by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption.  The guidance related to equity securities without readily determinable fair values should be applied prospectively to equity investments that exist at the date of adoption.  The Company is currently assessing the impact that this guidance will have on its consolidated financial statements when adopted.

In March 2016, the FASB issued ASU 2016-9, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The guidance changes the accounting for certain aspects of share-based payments to employees. The guidance requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid in capital pools. The guidance also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis.  For a public company, the standard is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period.  Early adoption is permitted in any interim or annual period.  The Company is currently assessing the impact that this guidance will have on its consolidated financial statements when adopted.

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

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments (Topic 230)." The guidance is intended to reduce diversity in practice in how certain transactions are classified on the statement of cash flows. The Company is required to adopt the new guidance in the first quarter of 2018. Early adoption is permitted, provided that all of the amendments are adopted at the same time. The Company is currently assessing the impact that this guidance will have on its consolidated financial statements when adopted.

Note 3 — Fair Value of Financial Instruments

The following tables present the Company’s financial instruments carried at fair value as of September 30, 2016 and December 31, 2015, based upon the valuation hierarchy (dollars in thousands):

	September 30, 2016
	Fair Value
	Level I	Level II	Level III	Total
Assets
Agency RMBS:
20-Year mortgage	$—	$544,483	$—	$544,483
30-Year mortgage	—	1,253,640	—	1,253,640
Agency RMBS Interest-Only Strips	—	28,007	—	28,007
Agency RMBS Interest-Only Strips accounted for as derivatives, included in MBS	—	25,438	—	25,438
Agency CMBS	—	4,283	—	4,283
Agency CMBS Interest-Only Strips	—	605	—	605
Agency CMBS Interest-Only Strips accounted for as derivatives, included in MBS	—	8,850	—	8,850
Subtotal Agency MBS	—	1,865,306	—	1,865,306

Non-Agency RMBS	—	234,885	74,610	309,495
Non-Agency RMBS Interest-Only Strips	—	—	81,477	81,477
Non-Agency Interest-Only Strips accounted for as derivatives, included in MBS	—	—	4,170	4,170
Non-Agency CMBS	—	351,726	17,172	368,898
Subtotal Non-Agency MBS	—	586,611	177,429	764,040

Other securities	—	32,962	30,364	63,326
Total mortgage-backed securities and other securities	—	2,484,879	207,793	2,692,672

Residential Whole-Loans	—	—	204,882	204,882
Securitized commercial loan	—	—	24,138	24,138
Derivative assets	69	127,793	—	127,862
Total	$69	$2,612,672	$436,813	$3,049,554

Liabilities
Derivative liabilities	$—	$328,628	$2,171	$330,799
Securitized debt	—	—	10,621	10,621
Total	$—	$328,628	$12,792	$341,420

	December 31, 2015
	Fair Value
	Level I	Level II	Level III	Total
Assets
Agency RMBS:
20-Year mortgage	$—	$687,272	$—	$687,272
30-Year mortgage	—	926,459	—	926,459
Agency RMBS Interest-Only Strips	—	71,954	—	71,954
Agency RMBS Interest-Only Strips accounted for as derivatives, included in MBS	—	45,362	—	45,362
Agency CMBS	—	—	24,690	24,690
Agency CMBS Interest-Only Strips	—	2,113	—	2,113
Agency CMBS Interest-Only Strips accounted for as derivatives, included in MBS	—	11,069	—	11,069
Subtotal Agency MBS	—	1,744,229	24,690	1,768,919

Non-Agency RMBS	—	278,885	166,564	445,449
Non-Agency RMBS Interest-Only Strips	—	—	81,189	81,189
Non-Agency RMBS Interest-Only Strips accounted for as derivatives, included in MBS	—	—	3,556	3,556
Non-Agency CMBS	—	332,574	118,341	450,915
Subtotal Non-Agency MBS	—	611,459	369,650	981,109

Other securities	—	29,103	71,996	101,099
Total mortgage-backed securities and other securities	—	2,384,791	466,336	2,851,127

Residential Whole-Loans	—	—	218,538	218,538
Securitized commercial loan	—	—	25,000	25,000
Derivative assets	63	21,852	—	21,915
Total	$63	$2,406,643	$709,874	$3,116,580

Liabilities
Derivative liabilities	$698	$179,479	$—	$180,177
Securitized debt	—	—	11,000	11,000
Total	$698	$179,479	$11,000	$191,177

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

Residential Whole-Loans

Values for the Company’s residential whole-loans are based upon prices obtained from an independent third party pricing service that specializes in whole loans, utilizing a trade based valuation model. Their valuation methodology incorporates commonly used market pricing methods, including loan to value (“LTV”), debt to income, maturity, interest rates, collateral location, and unpaid principal balance, prepayment penalties, FICO scores, lien position and times late. Due to the inherent uncertainty of such valuation, the fair values established for residential loans held by the Company may differ from the fair values that would have been established if a ready market existed for these loans. Accordingly, the Company’s loans are classified as Level III.

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

Derivatives

Values for the Company derivatives are based upon prices from third party pricing services, whose pricing is subject to review by the Manager’s pricing committee. In valuing its over-the-counter interest rate derivatives, such as swaps and swaptions, its currency derivatives, such as swaps and forwards and credit derivatives such as total return swaps, the Company considers the creditworthiness of both the Company and its counterparties, along with collateral provisions contained in each derivative agreement, from the perspective of both the Company and its counterparties. The majority of the Company’s interest rate swaps are cleared through a central clearing house and subject to the clearing house margin requirements. The Company’s agreements with its derivative counterparties also contain netting provisions; however the Company has elected to report its interest rate swaps and swaptions and currency swaps and forwards on a gross basis.  No credit valuation adjustment was made in determining the fair value of interest rate and/or currency derivatives for the periods ended September 30, 2016 and December 31, 2015.

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

The following tables present additional information about the Company’s financial instruments which are measured at fair value on a recurring basis for which the Company has utilized Level III inputs to determine fair value:

	Three months ended September 30, 2016			Nine months ended September 30, 2016
$ in thousands	Mortgage- backed securities and other securities	Residential Whole-Loans	Securitized commercial loan	Mortgage- backed securities and other securities	Residential Whole-Loans	Securitized commercial loan
Beginning balance	$226,826	$189,696	$23,688	$466,336	$218,538	$25,000
Transfers into Level III from Level II	—	—	—	—	—	—
Transfers from Level III into Level II	—	—	—	(158,567)	—	—
Purchases	—	29,404	—	94	29,404	—
Sales and settlements	(9,194)	—	—	(78,104)	—	—
Principal repayments	(4,366)	(14,493)	—	(15,452)	(42,828)	—
Total net gains / (losses) included in net income
Realized gains/(losses), net	(1,696)	—	—	(8,131)	—	—
Other than temporary impairment	(251)	—	—	(5,306)	—	—
Unrealized gains/(losses), net(1)	(996)	819	450	14,862	1,403	(862)
Premium and discount amortization, net	(2,530)	(544)	—	(7,939)	(1,635)	—
Ending balance	$207,793	$204,882	$24,138	$207,793	$204,882	$24,138

(1)
For Mortgage-backed securities and other securities, Residential Whole-Loans and Securitized commercial loans classified as Level III at September 30, 2016, the Company recorded gross unrealized gains of approximately $3.0 million, $1.4 million and $450 thousand, respectively, and gross unrealized losses of approximately $4.2 million, $350 thousand and $0, respectively, for the three months ended September 30, 2016.  For Mortgage-backed securities and other securities, Residential Whole-Loans and Securitized commercial loans classified as Level III at September 30, 2016, the Company recorded gross unrealized gains of approximately $20.3 million, $2.2 million and $0, respectively, and gross unrealized losses of approximately $2.2 million, $271 thousand and $862 thousand, respectively, for the nine months ended September 30, 2016. These gains and losses are included in Unrealized gain (loss), net on the Consolidated Statements of Operations.

	Three months ended September 30, 2016		Nine months ended September 30, 2016
$ in thousands	Derivative Liability	Securitized debt	Derivative Liability	Securitized debt
Beginning balance	$2,160	10,423	$—	$11,000
Transfers into Level III from Level II	—	—	—	—
Transfers from Level III into Level II	—	—	—	—
Purchases	—	—	—	—
Sales and settlements	—	—	—	—
Principal repayments	—	—	—	—
Total net gains / (losses) included in net income
Realized gains/(losses), net	—	—	—	—
Other than temporary impairment	—	—	—	—
Unrealized (gains)/losses, net(1)	11	198	2,171	(379)
Premium and discount amortization, net	—	—	—	—
Ending balance	$2,171	$10,621	$2,171	$10,621

(1)
For Derivative liability and Securitized debt classified as Level III at September 30, 2016, the Company recorded gross unrealized gains of $11 thousand and $198 thousand, respectively, and gross unrealized losses of $0 and $0, respectively, for the three months ended September 30, 2016.  For Derivative liability and Securitized debt classified as Level III at September 30, 2016, the Company recorded gross unrealized gains of $2.2 million and $0, respectively, and gross unrealized losses of $0 and $379 thousand, respectively, for the nine months ended September 30, 2016. These gains and losses are included in Gain (loss) on derivative instruments, net and Unrealized gain (loss), net in the Consolidated Statements of Operations, respectively.

	Three months ended September 30, 2015
$ in thousands	Mortgage-backed securities and other securities	Residential Whole-Loans	Commercial Whole-Loan
Beginning balance	$452,387	$22,184	$8,743
Fair value of securities previously accounted for as linked transactions(1)	—	—	—
Fair value of financial instruments previously accounted for as linked transactions(1)	—	—	—
Transfers into Level III from Level II	—	—	—
Transfers from Level III into Level II	—	—	—
Purchases	34,568	129,026	—
Sales and settlements	(14,149)	—	—
Principal repayments	(4,259)	(3,192)	(8,750)
Total net gains / (losses) included in net income
Realized gains/(losses), net	(113)	—	—
Other than temporary impairment	(2,616)	—	—
Unrealized gains/(losses), net(2)	(138)	2,786	7
Premium and discount amortization, net	(1,418)	(318)	—
Ending balance	$464,262	$150,486	$—

(1)	Resulting from the implementation of guidance issued by the FASB which eliminated the requirement to account for certain financial instruments as linked transactions.

(2)
For Mortgage-backed securities and other securities, Residential Whole-Loans and Commercial Whole-Loan classified as Level III at September 30, 2015, the Company recorded gross unrealized gains of approximately $5.2 million, $2.8 million and $0, respectively, and gross unrealized losses of approximately $5.3 million, $11 thousand and $0, respectively, for the three months ended September 30, 2015. These gains and losses are included in Unrealized gain (loss), net in the Consolidated Statements of Operations.

	Nine months ended September 30, 2015
$ in thousands	Mortgage-backed securities and other securities	Residential Whole-Loans	Commercial Whole-Loan	Linked Transactions
Beginning balance	$291,407	$7,220	$—	$20,627
Fair value of securities previously accounted for as linked transactions(1)	52,484	—	—	—
Fair value of financial instruments previously accounted for as linked transactions(1)	—	—	—	(20,627)
Transfers into Level III from Level II	37,499	—	—	—
Transfers from Level III into Level II	(3,996)	—	—	—
Purchases	190,893	145,562	—	—
Sales and settlements	(86,396)	—	—	—
Principal repayments	(8,968)	(4,983)	—	—
Total net gains / (losses) included in net income
Realized gains/(losses), net	4,348	—	—	—
Other than temporary impairment	(5,357)	—	—	—
Unrealized gains/(losses), net(2)	(965)	3,100	—	—
Premium and discount amortization, net	(6,687)	(413)	—	—
Ending balance	464,262	150,486	—	—

(1)	Resulting from the implementation of guidance issued by the FASB which eliminated the requirement to account for certain financial instruments as linked transactions.

(2)
For Mortgage-backed securities and other securities, Residential Whole-Loans and Commercial Whole-Loan classified as Level III at September 30, 2015, the Company recorded for the nine months ended gross unrealized gains of approximately $9.6 million, $3.2 million and $0, respectively, and gross unrealized losses of approximately $9.7 million, $7 thousand and $0, respectively, for the nine months ended September 30, 2015. These gains and losses are included in Unrealized gain (loss), net in the Consolidated Statements of Operations.

Transfers between hierarchy levels for the nine months ended September 30, 2016 and September 30, 2015 were based on the availability of sufficient observable inputs to meet Level II versus Level III criteria.  The leveling of these assets was based on information received from a third party pricing service which, along with the back-testing of historical sales transactions performed by the Manager provided the sufficient observable data for the movement from Level III to Level II. The Company did not have transfers between Level I and Level II for the nine months ended September 30, 2016 and September 30, 2015.

Other Fair Value Disclosures

Due from counterparties and Due to counterparties in the Company’s Consolidated Balance Sheets are reflected at cost which approximates fair value.

The fair value of the repurchase agreements is based on a net present value technique. This method discounts future estimated cash flows using rates the Company determined best estimates current market interest rates that would be offered for loans with similar characteristics and credit quality. The use of different market assumptions or estimation methodologies could have a material effect on the fair value amounts. At September 30, 2016, the Company’s borrowings under repurchase agreements had a carrying value which approximates its fair value.  Inputs used to arrive at the fair value of the repurchase agreement borrowings and receivables under reverse repurchase agreements are generally observable, and therefore, they would be considered a Level II fair value measurement.

Note 4 – Mortgage-Backed Securities and other securities

The following tables present certain information about the Company’s investment portfolio at September 30, 2016 and December 31, 2015 (dollars in thousands).

	September 30, 2016
	Principal Balance	Unamortized Premium (Discount), net	Discount Designated as Credit Reserve and OTTI	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Net Weighted Average Coupon (1)
Agency RMBS:
20-Year mortgage	$503,023	$26,175	$—	$529,198	$15,285	$—	$544,483	3.9%
30-Year mortgage	1,153,269	76,897	—	1,230,166	23,841	(367)	1,253,640	3.9%
Agency RMBS Interest-Only Strips (2)	N/A	N/A	N/A	27,188	1,258	(439)	28,007	3.0%	(2)
Agency RMBS Interest-Only Strips, accounted for as derivatives (2) (3)	N/A	N/A	N/A	N/A	N/A	N/A	25,438	3.4%	(2)
Agency CMBS	4,553	—	—	4,553	—	(270)	4,283	4.5%
Agency CMBS Interest-Only Strips(2)	N/A	N/A	N/A	557	48	—	605	4.6%	(2)
Agency CMBS Interest-Only Strips accounted for as derivatives(2) (3)	N/A	N/A	N/A	N/A	N/A	N/A	8,850	0.6%	(2)
Subtotal Agency MBS	1,660,845	103,072	—	1,791,662	40,432	(1,076)	1,865,306	3.4%

Non-Agency RMBS	422,498	(15,476)	(112,801)	294,221	17,555	(2,281)	309,495	4.0%
Non-Agency RMBS Interest- Only Strips (2)	N/A	N/A	N/A	59,025	22,452	—	81,477	5.8%	(2)
Non-Agency RMBS Interest-Only Strips, accounted for as derivatives (2) (3)	N/A	N/A	N/A	N/A	N/A	N/A	4,170	4.8%	(2)
Non-Agency CMBS	479,405	(69,557)	(15,854)	393,994	4,780	(29,876)	368,898	5.0%
Subtotal Non-Agency MBS	901,903	(85,033)	(128,655)	747,240	44,787	(32,157)	764,040	4.8%

Other securities (4)	42,384	(404)	—	64,384	898	(1,956)	63,326	7.7%
Total	$2,605,132	$17,635	$(128,655)	$2,603,286	$86,117	$(35,189)	$2,692,672	3.9%

	December 31, 2015
	Principal Balance	Unamortized Premium (Discount), net	Discount Designated as Credit Reserve and OTTI	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Net Weighted Average Coupon (1)
Agency RMBS:
20-Year mortgage	$645,313	$35,216	$—	$680,529	$8,562	$(1,819)	$687,272	3.9%
30-Year mortgage	856,014	71,342	—	927,356	10,827	(11,724)	926,459	4.2%
Agency RMBS Interest-Only Strips (2)	N/A	N/A	N/A	71,632	2,499	(2,177)	71,954	3.1%	(2)
Agency RMBS Interest-Only Strips, accounted for as derivatives (2) (3)	N/A	N/A	N/A	N/A	N/A	N/A	45,362	3.6%	(2)
Agency CMBS	24,450	—	—	24,450	240	—	24,690	5.2%
Agency CMBS Interest-Only Strips(2)	N/A	N/A	N/A	1,915	198	—	2,113	4.7%	(2)
Agency CMBS Interest-Only Strips accounted for as derivatives(2) (3)	N/A	N/A	N/A	N/A	N/A	N/A	11,069	0.7%	(2)
Subtotal Agency MBS	1,525,777	106,558	—	1,705,882	22,326	(15,720)	1,768,919	3.5%

Non-Agency RMBS	601,233	(16,669)	(141,014)	443,550	9,345	(7,446)	445,449	3.7%
Non-Agency RMBS Interest- Only Strips (2)	N/A	N/A	N/A	66,600	14,589	—	81,189	5.9%	(2)
Non-Agency RMBS Interest-Only Strips, accounted for as derivatives (2) (3)	N/A	N/A	N/A	N/A	N/A	N/A	3,556	5.0%	(2)
Non-Agency CMBS	550,901	(73,835)	(9,017)	468,049	4,049	(21,183)	450,915	5.0%
Subtotal Non-Agency MBS	1,152,134	(90,504)	(150,031)	978,199	27,983	(28,629)	981,109	4.7%

Other securities (4)	81,518	1,135	(2,719)	102,778	1,233	(2,912)	101,099	4.8%
Total	$2,759,429	$17,189	$(152,750)	$2,786,859	$51,542	$(47,261)	$2,851,127	3.9%

(1)	Net weighted average coupon as of September 30, 2016 and December 31, 2015 is presented, net of servicing and other fees.

(2)
Agency RMBS IOs and IIOs, Non-Agency RMBS IOs and IIOs, Agency and Non-Agency RMBS IOs and IIOs, accounted for as derivatives, Agency CMBS IOs and IIOs, and Agency CMBS IOs and IIOs, accounted for as derivatives have no principal balances and bear interest based on a notional balance.  The notional balance is used solely to determine interest distributions on interest-only class of securities.  At September 30, 2016, the notional balance for Agency RMBS IOs and IIOs, Non-Agency RMBS IOs and IIOs, Agency RMBS IOs and IIOs, accounted for as derivatives, Non-Agency RMBS IOs and IIOs, accounted for as derivatives, Agency CMBS IOs and IIOs, accounted for as derivatives and Agency CMBS IOs and IIOs was $270.4 million, $289.9 million, $287.8 million $21.6 million, $227.3 million and $36.5 million, respectively.  At December 31, 2015, the notional balance for Agency RMBS IOs and IIOs, Non-Agency RMBS IOs and IIOs, Agency RMBS IOs and IIOs, accounted for as derivatives, Non-Agency RMBS IOs and IIOs, accounted for as derivatives, Agency CMBS IOs and IIOs, accounted for as derivatives and Agency CMBS IOs and IIOs was $593.4 million, $321.0 million, $384.1 million, $24.9 million, $246.6 million and $43.2 million, respectively.

(3)	Interest on these securities is reported as a component of Gain (loss) on derivative instruments, net in the Consolidated Statements of Operations.

(4)
Other securities include residual interests in asset-backed securities which have no principal balance and an amortized cost of approximately $22.4 million and $22.8 million, as of September 30, 2016 and December 31, 2015, respectively.

As of September 30, 2016 and December 31, 2015 the weighted average expected remaining term of the MBS and other securities investment portfolio was 6.0 years and 7.1 years, respectively.

The following tables present the changes in the components of the Company’s purchase discount and amortizable premium on its Non-Agency RMBS, Non-Agency CMBS and other securities for the three and nine months ended September 30, 2016 and September 30, 2015 (dollars in thousands):

	Three months ended September 30, 2016			Nine months ended September 30, 2016
	Discount Designated as Credit Reserve and OTTI	Accretable Discount(1)	Amortizable Premium(1)	Discount Designated as Credit Reserve and OTTI	Accretable Discount(1)	Amortizable Premium(1)
Balance at beginning of period	$(129,162)	$(139,675)	$43,402	$(152,750)	$(145,532)	$56,163
Accretion of discount	—	4,151	—	—	13,381	—
Amortization of premium	—	—	(1,132)	—	—	(4,242)
Realized credit losses	2,623	—	—	5,765	—	—
Purchases	(1,216)	—	2,246	(15,482)	(2,265)	4,366
Sales	1,947	8,573	(1,323)	33,610	22,986	(11,752)
Net impairment losses recognized in earnings	(4,526)	—	—	(18,340)	—	—
Transfers/release of credit reserve(2)	1,679	(254)	(1,425)	18,542	(15,775)	(2,767)
Balance at end of period	$(128,655)	$(127,205)	$41,768	$(128,655)	$(127,205)	$41,768

(1)	Together with coupon interest, accretable purchase discount and amortizable premium is recognized as interest income over the life of the security.

(2)	Subsequent reductions of a security’s non-accretable discount results in a corresponding reduction in its amortizable premium.

	Three months ended September 30, 2015			Nine months ended September 30, 2015
	Discount Designated as Credit Reserve and OTTI	Accretable Discount(1)	Amortizable Premium(1)	Discount Designated as Credit Reserve and OTTI	Accretable Discount(1)	Amortizable Premium(1)
Balance at beginning of period	$(164,931)	$(133,407)	$86,831	$(182,007)	$(105,804)	$82,228
Securities previously accounted for as linked transactions(3)	—	—	—	(2,320)	(1,393)	4,587
Accretion of discount	—	4,328	—	—	13,594	—
Amortization of premium	—	—	(2,217)	—	—	(7,096)
Realized credit losses	2,002	—	—	6,997	—	—
Purchases	—	(23,903)	—	(34,096)	(87,376)	6,808
Sales	6,932	6,608	(4,784)	60,747	43,783	(15,802)
Net impairment losses recognized in earnings	(5,102)	—	—	(10,493)	—	—
Transfers/release of credit reserve(2)	21,808	(7,250)	(14,558)	21,881	(16,428)	(5,453)
Balance at end of period	$(139,291)	$(153,624)	$65,272	$(139,291)	$(153,624)	$65,272

(1)	Together with coupon interest, accretable purchase discount and amortizable premium is recognized as interest income over the life of the security.

(2)	Subsequent reductions of a security’s non-accretable discount results in a corresponding reduction in its amortizable premium.

(3)	Resulting from the implementation of guidance issued by the FASB which eliminated the requirement to account for certain financial instruments as linked transactions.

The following tables present the fair value and contractual maturities of the Company’s investment securities at September 30, 2016 and December 31, 2015 (dollars in thousands):

	September 30, 2016
	< or equal to 10 years	> 10 years and < or equal to 20 years	> 20 years and < or equal to 30 years	> 30 years	Total
Agency RMBS:
20-Year mortgage	$—	$544,483	$—	$—	$544,483
30-Year mortgage	—	—	1,253,640	—	1,253,640
Agency RMBS Interest-Only Strips	—	14,731	13,276	—	28,007
Agency RMBS Interest-Only Strips, accounted for as derivatives	2,104	8,129	15,205	—	25,438
Agency CMBS	4,283	—	—	—	4,283
Agency CMBS Interest-Only Strips	605	—	—	—	605
Agency CMBS Interest-Only Strips accounted for as derivatives	—	—	—	8,850	8,850
Subtotal Agency	6,992	567,343	1,282,121	8,850	1,865,306

Non-Agency RMBS	14	69,129	65,986	174,366	309,495
Non-Agency RMBS Interest- Only Strips	—	5,047	14,830	61,600	81,477
Non-Agency RMBS Interest-Only Strips, accounted for as derivatives	—	—	1,338	2,832	4,170
Non-Agency CMBS	15,042	39,439	140,253	174,164	368,898
Subtotal Non-Agency	15,056	113,615	222,407	412,962	764,040

Other securities	—	37,008	5,347	20,971	63,326
Total	$22,048	$717,966	$1,509,875	$442,783	$2,692,672

	December 31, 2015
	< or equal to 10 years	> 10 years and < or equal to 20 years	> 20 years and < or equal to 30 years	> 30 years	Total
Agency RMBS:
20-Year mortgage	$—	$687,272	$—	$—	$687,272
30-Year mortgage	—	—	926,459	—	926,459
Agency RMBS Interest-Only Strips	—	40,900	31,054	—	71,954
Agency RMBS Interest-Only Strips, accounted for as derivatives	1,310	10,081	33,971	—	45,362
Agency CMBS	24,690	—	—	—	24,690
Agency CMBS Interest-Only Strips(2)	2,113	—	—	—	2,113
Agency CMBS Interest-Only Strips accounted for as derivatives(2) (3)	—	—	—	11,069	11,069
Subtotal Agency	28,113	738,253	991,484	11,069	1,768,919

Non-Agency RMBS	15	86,172	59,502	299,760	445,449
Non-Agency RMBS Interest- Only Strips	—	—	20,639	60,550	81,189
Non-Agency RMBS Interest-Only Strips, accounted for as derivatives	—	—	1,248	2,308	3,556
Non-Agency CMBS	40,523	27,849	167,355	215,188	450,915
Subtotal Non-Agency	40,538	114,021	248,744	577,806	981,109

Other securities	29,102	11,088	39,256	21,653	101,099
Total	$97,753	$863,362	$1,279,484	$610,528	$2,851,127

The following tables present the gross unrealized losses and estimated fair value of the Company’s MBS and other securities by length of time that such securities have been in a continuous unrealized loss position at September 30, 2016 and December 31, 2015 (dollars in thousands):

	September 30, 2016
	Less than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Agency RMBS:
30-Year mortgage	$49,090	$(201)	4	$25,042	$(166)	13	$74,132	$(367)	17
Agency RMBS Interest-Only Strips	13,419	(317)	10	1,586	(122)	1	15,005	(439)	11
Agency CMBS	4,282	(270)	1	—	—	—	4,282	(270)	1
Non-Agency RMBS	24,630	(674)	4	56,684	(1,607)	12	81,314	(2,281)	16
Non-Agency CMBS	123,844	(8,928)	28	166,706	(20,948)	36	290,550	(29,876)	64
Other securities	17,274	(711)	2	13,090	(1,245)	1	30,364	(1,956)	3
Total	$232,539	$(11,101)	49	$263,108	$(24,088)	63	$495,647	$(35,189)	112

	December 31, 2015
	Less than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Agency RMBS:
20-Year mortgage	$113,919	$(1,229)	35	$44,470	$(590)	10	$158,389	$(1,819)	45
30-Year mortgage	68,890	(1,325)	17	329,716	(10,399)	55	398,606	(11,724)	72
Agency RMBS Interest-Only Strips	39,091	(2,177)	18	—	—	—	39,091	(2,177)	18
Non-Agency RMBS	234,897	(6,928)	36	19,656	(519)	5	254,553	(7,447)	41
Non-Agency CMBS	298,369	(19,888)	55	27,755	(1,294)	7	326,124	(21,182)	62
Other securities	59,610	(1,746)	5	11,334	(1,166)	1	70,944	(2,912)	6
Total	$814,776	$(33,293)	166	$432,931	$(13,968)	78	$1,247,707	$(47,261)	244

At September 30, 2016, the Company did not intend to sell any of its MBS and other securities that were in an unrealized loss position, and it is “more likely than not” that the Company will not be required to sell these MBS and other securities before recovery of their amortized cost basis, which may be at their maturity.

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

For Non-Agency MBS and other securities rated below AA at the time of purchase and Agency and Non-Agency Interest-Only Strips, excluding Interest-Only Strips classified as derivatives, an other-than-temporary impairment is deemed to have occurred when there is an adverse change in the expected cash flows (principal or interest) to be received and the fair value of the beneficial interest is less than its carrying amount.  Other than for “plain-vanilla” variable rate Non-Agency MBS, the Company does not bifurcate the loss between credit loss and loss attributed to change in interest rates, therefore, the entire loss is recorded as other-than-temporary. These adjustments are reflected in the Company’s Consolidated Statement of Operations as Other than temporary impairment. In determining whether an adverse change in cash flows occurred, the present value of the remaining cash flows, as estimated at the initial transaction date (or the last date previously revised), is compared to the present value of the expected cash flows at the current reporting date.  The estimated cash flows reflect those a “market participant” would use and are discounted at a rate equal to the current yield used to accrete interest income. If an other-than-temporary impairment is recognized as a result of this analysis, the yield is maintained at the current accretion rate. The last revised estimated cash flows are then used for future impairment analysis purposes.  The Company’s prepayment speed estimate was the primary assumption used to determine other-than temporary-impairments for Interest-Only Strips, excluding Agency and Non-Agency Interest-Only Strips accounted for as derivatives, for the three and nine months ended September 30, 2016, and September 30, 2015.

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

The following table presents the OTTI the Company recorded on its securities portfolio (dollars in thousands):

	For the three months ended September 30, 2016	For the three months ended September 30, 2015	For the nine months ended September 30, 2016	For the nine months ended September 30, 2015
Agency RMBS	$202	$626	$1,226	$3,804
Non-Agency RMBS	852	3,716	8,081	6,746
Non-Agency CMBS	3,674	271	9,213	2,369
Other securities	250	1,304	3,611	1,965
Total	$4,978	$5,917	$22,131	$14,884

The Company has made investments in certain Non-Agency RMBS inverse floaters.  The coupon rate on these securities has an inverse relationship to a benchmark rate.  When the benchmark interest rate increases the coupon payment rate will decrease because the benchmark interest rate is deducted from the coupon payment.  The Company has generally purchased these securities at a premium.  Accelerated prepayments on these securities could result in an economic loss, as the Company would not recover the upfront premium.  The premiums are amortized into income using the effective interest rate method.  As of September 30, 2016 and September 30, 2015, the Company held $74.0 million and $84.7 million, respectively, in Non-Agency RMBS inverse floaters.

The following tables present components of interest income on the Company’s MBS and other securities (dollars in thousands) for the three and nine months ended September 30, 2016 and September 30, 2015, respectively:

	For the three months ended September 30, 2016			For the nine months ended September 30, 2016
	Coupon Interest	Net (Premium Amortization/Amortization Basis) Discount Amortization	Interest Income	Coupon Interest	Net (Premium Amortization/Amortization Basis) Discount Amortization	Interest Income
Agency RMBS	$16,525	$(6,255)	$10,270	$50,693	$(22,220)	$28,473
Agency CMBS	677	(505)	172	2,194	(1,358)	836
Non-Agency RMBS	8,575	(1,172)	7,403	27,098	(4,106)	22,992
Non-Agency CMBS	6,021	1,954	7,975	19,270	5,513	24,783
Other securities	464	732	1,196	1,656	2,284	3,940
Total	$32,262	$(5,246)	$27,016	$100,911	$(19,887)	$81,024

	For the three months ended September 30, 2015			Nine months ended September 30, 2015
	Coupon Interest	Net (Premium Amortization/Amortization Basis) Discount Amortization	Interest Income	Coupon Interest	Net (Premium Amortization/Amortization Basis) Discount Amortization	Interest Income
Agency RMBS	$26,511	$(11,582)	$14,929	$98,000	$(39,494)	$58,506
Agency CMBS	977	(592)	385	2,768	(1,686)	1,082
Non-Agency RMBS	11,134	(2,294)	8,840	34,436	(6,602)	27,834
Non-Agency CMBS	7,072	603	7,675	19,635	2,222	21,857
Other securities	1,923	770	2,693	4,729	1,864	6,593
Total	$47,617	$(13,095)	$34,522	$159,568	$(43,696)	$115,872

The following tables present the sales and realized gain (loss) of the Company’s MBS and other securities (dollars in thousands):

	For the three months ended September 30, 2016				For the nine months ended September 30, 2016
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Agency RMBS (1)	$42,427	$—	$(138)	$(138)	$358,029	$5,250	$(5,764)	$(514)
Agency CMBS	8,216	45	—	45	18,637	54	(55)	(1)
Non-Agency RMBS	15,209	1,306	—	1,306	120,649	3,100	(4,559)	(1,459)
Non-Agency CMBS	9,194	—	(1,452)	(1,452)	34,188	—	(4,381)	(4,381)
Other securities	14,485	1,678	—	1,678	764,711	3,496	(2,109)	1,387
Total	$89,531	$3,029	$(1,590)	$1,439	$1,296,214	$11,900	$(16,868)	$(4,968)

(1)
For the nine months ended September 30, 2016, excludes proceeds for Agency Interest-Only Strips, accounted for as derivatives, of approximately $8.6 million, gross realized gains of $300 thousand and gross realized losses of $455 thousand. There were no sales of Agency Interest-Only Strips, accounted for as derivatives for the three months ended September 30, 2016.

	For the three months ended September 30, 2015				For the nine months ended September 30, 2015
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Agency RMBS (1)	$416,070	$2,408	$(4,094)	$(1,686)	$926,051	$6,243	$(7,671)	$(1,428)
Non-Agency RMBS	25,663	1,305	—	1,305	233,257	11,066	(174)	10,892
Non-Agency CMBS	55,637	772	(71)	701	146,525	2,123	(80)	2,043
Other securities	760,199	59	(2,861)	(2,802)	776,564	621	(2,861)	(2,240)
Total	$1,257,569	$4,544	$(7,026)	$(2,482)	$2,082,397	$20,053	$(10,786)	$9,267

(1)
For the three and nine months ended September 30, 2015, excludes Agency Interest-Only Strips, accounted for as derivatives of approximately $5.3 million and $5.3 million, respectively, gross realized gains of $628 thousand and $626 thousand, respectively, and gross realized losses of $2 thousand for both the three and nine months ended September 30, 2015.

Note 5 — Variable Interest Entities

Residential Whole-Loan Trusts

The consolidated financial statements also include the consolidation of certain trusts that each meet the definition of a VIE related to the acquisition of Residential Whole-Loans in which the Company has determined itself to be the primary beneficiary of each such trust. The Company determined that it was the primary beneficiary of the two residential Whole-Loan trusts, which were merged into one trust during the first quarter of 2016, because it was involved in certain aspects of the design of each trust, has certain oversight rights on defaulted assets and has other significant decision making powers. In addition, the Company has the obligation to absorb losses and the right to receive benefits from the trust that could potentially be significant to the trust.  The trust has issued a trust certificate to the Company, which represents the beneficial interest in pools of Residential Whole-Loans held by such trust. As of September 30, 2016, the Company financed the trust certificates with $167.1 million of repurchase borrowings, which is a liability held outside the trusts. The Company classifies the underlying Residential Whole-Loans owned by the trusts in Residential Whole-Loans at fair value in the Consolidated Balance Sheets and has eliminated the intercompany trust certificates in consolidation.

Commercial Loan Trust

In November 2015, the Company acquired a $14.0 million interest in the trust certificate issued by CMSC Trust 2015 - Longhouse MZ (“CMSC Trust”), with a fair value of $13.5 million at September 30, 2016, which is financed with $6.8 million of repurchase borrowings. The Company determined that CMSC Trust was a VIE and itself the primary beneficiary because it was involved in certain aspects of the design of the trust, has certain oversight rights on defaulted assets and has other significant decision making powers. In addition, the Company has the obligation to absorb losses and the right to receive benefits from the trust that could potentially be significant to the trust. The CMSC Trust holds a $25.0 million mezzanine loan collateralized by interests in commercial real estate.  The mezzanine loan serves as collateral for the $25.0 million of trust certificates issued. As of September 30, 2016, the Company classified the mezzanine loan at fair value in Securitized commercial loan in the Consolidated Balance Sheets.  The $25.0 million of trust certificates, of which $14.0 million was eliminated in consolidation and the remaining $11.0 million held by an affiliate is carried at a fair value of $10.6 million and classified as Securitized debt in the Consolidated Balance Sheets.

The Company assesses modifications to VIEs on an ongoing basis to determine if a significant reconsideration event has occurred that would change the Company’s initial consolidation assessment.   The two consolidated trusts hold 506 performing Residential Whole-Loans and 1 performing commercial loan.  The following table presents a summary of the assets and liabilities of the residential and commercial loan trusts included in the Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015 (dollars in thousands).

	September 30, 2016	December 31, 2015
Residential Whole-Loans, at fair value	$204,882	$218,538
Securitized commercial loan, at fair value	24,138	25,000
Investment related receivable	3,230	—
Accrued interest receivable	1,745	1,836
Total assets	$233,995	$245,374
Securitized debt	$10,621	$11,000
Accrued interest payable	82	85
Accounts payable and accrued expenses	2	2
Total liabilities	$10,705	$11,087

The Company’s risk with respect to its investment in each trust is limited to its direct ownership in the trust. The Residential Whole-Loans and securitized commercial loan held by the consolidated trusts are held solely to satisfy the liabilities of the trust, and creditors of the trust have no recourse to the general credit of the Company for the trust certificates issued by the trusts. The assets of a consolidated trust can only be used to satisfy the obligations of that trust. The Company is not contractually required and has not provided any additional financial support to the trusts for the three and nine months ended September 30, 2016 and September 30, 2015.  The Company did not deconsolidate any trusts during the three and nine months ended September 30, 2016 and September 30, 2015.

The following table presents the components of the carrying value of Residential Whole-Loans and securitized commercial loan as of September 30, 2016 and December 31, 2015 (dollars in thousands):

	Residential Whole-Loans		Securitized Commercial Loan
	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Principal balance	$198,651	$212,647	$25,000	$25,000
Unamortized premium	1,584	2,410	—	—
Unamortized discount	(403)	(161)	—	—
Gross unrealized gains	5,078	3,642	—	—
Gross unrealized losses	(28)	—	(862)	—
Fair value	$204,882	$218,538	$24,138	$25,000

The Residential Whole-Loans are comprised of non-qualifying, mostly adjustable rate mortgages with low loan to values (or “LTV”).  The following tables present certain information about the Company’s Residential Whole-Loans investment portfolio at September 30, 2016 and December 31, 2015 (dollars in thousands):

September 30, 2016
			Weighted Average
Current Coupon Rate	Number of Loans	Principal Balance	Original LTV	Original FICO Score(1)	Expected Life (years)	Contractual Maturity (years)	Coupon Rate
3.01 – 4.00%	106	$38,223	56.6%	735	1.3	26.6	4.0%
4.01– 5.00%	114	45,722	57.7%	728	1.6	28.0	4.7%
5.01 – 6.00%	281	111,610	55.2%	722	1.5	27.3	5.1%
6.01 – 7.00%	5	3,096	71.2%	738	1.3	21.3	6.3%
Total	506	$198,651	56.3%	726	1.5	27.3	4.8%

(1)
The original FICO score is not available for 157 loans with a principal balance of approximately $68.3 million at September 30, 2016. The Company has excluded those loans from the weighted average computation.

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

The following tables present the U.S. states in which the collateral securing the Company’s Residential Whole-Loans at September 30, 2016 and December 31, 2015, based on principal balance, is located (dollars in thousands):

	September 30, 2016
	State Concentration	Principal Balance
California	84.9%	$168,889
Washington	5.9%	11,785
Massachusetts	5.4%	10,753
New York	2.3%	4,479
Georgia	0.8%	1,521
Other	0.7%	1,224
Total	100.0%	$198,651

	December 31, 2015
	State Concentration	Principal Balance
California	83.1%	$176,611
Washington	6.8%	14,442
Massachusetts	5.6%	12,000
New York	2.5%	5,399
Georgia	0.9%	1,813
Other	1.1%	2,382
Total	100.0%	$212,647

As of September 30, 2016, the aggregate fair value of the securitized debt issued by the consolidated VIE was $10.6 million which is classified as Securitized debt, at fair value in the Company’s Consolidated Balance sheets.  The cost of financing the securitized debt is approximately 8.9%.

Unconsolidated VIEs

As of September 30, 2016 and December 31, 2015, the Company had three investments in VIEs in which it was not the primary beneficiary, and accordingly, the VIEs were not consolidated in the Company’s consolidated financial statements. As of September 30, 2016 and December 31, 2015, the Company’s maximum exposure to loss from these investments did not exceed the sum of the $61.8 million and $58.2 million carrying value of the investments, respectively, which are classified in Mortgage-backed securities and other securities, at fair value in the Company’s Consolidated Balance sheets.

Note 6 — Borrowings under Repurchase Agreements

As of September 30, 2016, the Company had master repurchase agreements with 28 counterparties.  As of September 30, 2016, the Company had borrowings under repurchase agreements with 18 counterparties.  The following tables summarize certain characteristics of the Company’s repurchase agreements at September 30, 2016 and December 31, 2015 (dollars in thousands):

	September 30, 2016
Securities Pledged	Repurchase Agreement Borrowings	Weighted Average Interest Rate on Borrowings Outstanding at end of period	Weighted Average Remaining Maturity (days)
Agency RMBS	$1,784,448	0.75%	31
Agency CMBS	10,725	1.66%	31
Non-Agency RMBS	270,060	2.32%	33
Non-Agency CMBS	256,544	2.36%	33
Whole-Loans and securitized commercial loan(1)	173,901	2.78%	15
Other securities	27,858	3.05%	22
Borrowings under repurchase agreements	2,523,536	1.25%	30
Less unamortized debt issuance cost	56	N/A	N/A
Borrowings under repurchase agreements, net	$2,523,480	1.25%	30

(1)	Repurchase agreement borrowings on Whole-Loans and securitized commercial loan owned through trust certificates. The trust certificates are eliminated upon consolidation.

	December 31, 2015
Securities Pledged	Repurchase Agreement Borrowings	Weighted Average Interest Rate on Borrowings Outstanding at end of period	Weighted Average Remaining Maturity (days)
Agency RMBS	$1,601,713	0.66%	41
Agency CMBS	32,699	1.80%	21
Non-Agency RMBS	380,177	1.91%	44
Non-Agency CMBS	323,670	1.84%	37
Whole-Loans and securitized commercial loan(1)	180,892	2.38%	26
Other securities	66,650	2.33%	60
Borrowings under repurchase agreements	2,585,801	1.17%	38
Less unamortized debt issuance cost	134	N/A	N/A
Borrowings under repurchase agreements, net	$2,585,667	1.17%	38

(1)	Repurchase agreement borrowings on Whole-Loans and securitized commercial loan owned through trust certificates. The trust certificates are eliminated upon consolidation.

For the nine months ended September 30, 2016 and the year ended December 31, 2015, the Company had average borrowings under its repurchase agreements of approximately $2.4 billion and $3.4 billion, respectively, and had a maximum month-end balance during the periods of approximately $2.5 billion and $4.0 billion, respectively.  The Company had accrued interest payable at September 30, 2016 and December 31, 2015 of approximately $3.4 million and $3.0 million, respectively.

The repurchase agreements bear interest at a contractually agreed-upon rate and typically have terms ranging from one month to three months.  The Company’s repurchase agreement borrowings are accounted for as secured borrowings when the

Company maintains effective control of the financed assets.  Under the repurchase agreements, the respective counterparties retain the right to determine the fair value of the underlying collateral. A reduction in the value of pledged assets requires the Company to post additional securities as collateral, pay down borrowings or establish cash margin accounts with the counterparties in order to re-establish the agreed-upon collateral requirements, and is referred to as a margin call.  The inability of the Company to post adequate collateral for a margin call by a counterparty, in a timeframe as short as the close of the same business day, could result in a condition of default under the Company’s repurchase agreements, thereby enabling the counterparty to liquidate the collateral pledged by the Company, which may have a material adverse effect on the Company’s financial position, results of operations and cash flows.  The Company may rehypothecate pledged U.S. Treasury securities it receives from its repurchase agreement and interest rate swap counterparties as incremental collateral in order to increase the Company’s cash position.  At September 30, 2016 and December 31, 2015, the Company did not have any rehypothecated U.S. Treasury securities.

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

Further, if the Company is unable to renew, replace or expand repurchase financing with other sources of financing on substantially similar terms it may have a material adverse effect on the Company’s financial position, results of operations and cash flow, due to the long term nature of the Company’s investments and relatively short-term maturities of the Company’s repurchase agreements.  Certain of the repurchase agreements provide the counterparty with the right to terminate the agreement if the Company does not maintain certain equity and leverage metrics, the most restrictive of which include a limit on leverage based on the composition of the Company’s portfolio.   The Company was in compliance with the terms of such financial tests as of September 30, 2016.

At September 30, 2016 and December 31, 2015, repurchase agreements collateralized by investments had the following remaining maturities:

(dollars in thousands)	September 30, 2016(1)	December 31, 2015(1)
Overnight	$—	$—
1 to 29 days	1,536,733	1,335,119
30 to 59 days	605,881	362,940
60 to 89 days	380,922	847,781
90 to 119 days	—	—
Greater than or equal to 120 days	—	39,961
Total	$2,523,536	$2,585,801

     (1)         Excludes unamortized debt issuance costs of $56 thousand and $134 thousand at September 30, 2016 and December 31, 2015, respectively.

At September 30, 2016, the following table reflects amounts of collateral at risk under its repurchase agreements greater than 10% of the Company’s equity with any counterparty (dollars in thousands):

	September 30, 2016
Counterparty	Amount of Collateral at Risk, at fair value	Weighted Average Remaining Maturity (days)	Percentage of Stockholders’ Equity
RBC (Barbados) Trading Bank Corporation	$75,890	42	15.8%
Credit Suisse Securities (USA) LLC	61,137	22	12.7%

Note 7 — Collateral Positions

The following tables summarize the Company’s collateral positions, with respect to its borrowings under repurchase agreements, securitized debt, derivatives and clearing margin account at September 30, 2016 and December 31, 2015 (dollars in thousands):

	September 30, 2016
	Assets Pledged- Fair Value	Accrued Interest	Fair Value of Assets Pledged and Accrued Interest
Assets pledged for borrowings under repurchase agreements:
Agency RMBS	$1,841,935	$6,593	$1,848,528
Agency CMBS	13,737	259	13,996
Non-Agency RMBS	395,064	722	395,786
Non-Agency CMBS	358,481	2,038	360,519
Whole-Loans and securitized commercial loan(1)	218,399	1,644	220,043
Other securities	50,912	46	50,958
Cash (2)	30,476	—	30,476
Securitized commercial loan pledged for securitized debt	10,621	83	10,704
Cash collateral for derivatives (2):	239,922	—	239,922
Total	$3,159,547	$11,385	$3,170,932

(1)	Whole-Loans and securitized commercial loan owned through trust certificates are pledged as collateral. The trust certificates are eliminated upon consolidation.

(2)	Cash posted as collateral is included in Due from counterparties on the Company’s Consolidated Balance Sheets.

	December 31, 2015
	Assets Pledged- Fair Value	Accrued Interest	Fair Value of Assets Pledged and Accrued Interest
Assets pledged for borrowings under repurchase agreements:
Agency RMBS	$1,658,865	$7,366	$1,666,231
Agency CMBS	37,872	342	38,214
Non-Agency RMBS	530,110	1,053	531,163
Non-Agency CMBS	449,771	2,949	452,720
Whole-Loans and securitized commercial loan(1)	232,538	1,750	234,288
Other securities	101,099	270	101,369
Cash (2)	38,300	—	38,300
Securitized commercial loan pledged for securitized debt	11,000	85	11,085
Cash collateral for derivatives (2):	211,263	—	211,263
Total	$3,270,818	$13,815	$3,284,633

(1)	Whole-Loans and securitized commercial loan owned through trust certificates are pledged as collateral. The trust certificates are eliminated upon consolidation.

(2)	Cash posted as collateral is included in Due from counterparties on the Company’s Consolidated Balance Sheets.

A reduction in the value of pledged assets typically results in the repurchase agreement counterparties, derivative counterparties and clearing margin counterparty initiating a daily margin call.  At September 30, 2016 and December 31, 2015, investments held by counterparties as security for repurchase agreements totaled approximately $2.9 billion and approximately $3.0 billion, respectively.  Cash collateral held by counterparties at September 30, 2016 and December 31, 2015 was approximately $270.4 million and approximately $249.6 million, respectively.  Cash posted by counterparties at September 30, 2016 and December 31, 2015, was approximately $6.0 million and approximately $10.0 million, respectively.  In addition, at September 30, 2016 and December 31, 2015, the Company held securities of approximately $1.7 million and $0, respectively, as collateral from its repurchase agreement counterparties.  The Company has the ability to repledge collateral received from its repurchase counterparties.

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

To-Be-Announced Securities

The Company has also purchased or sold TBAs.  As of September 30, 2016 and December 31, 2015, the Company had contracts to purchase (“long position”) and sell (“short position”) TBAs on a forward basis. TBAs having the characteristics of a derivative are accounted for at fair value with such changes recognized in Gain (loss) on derivatives, net in the Consolidated Statement of Operations.

Futures Contracts

The Company may enter into Eurodollar, Volatility Index, and U.S. Treasury futures. As of September 30, 2016, the Company had entered into contracts to buy (“long position”) U.S. Treasury futures with a notional amount of $3.6 million, a fair value in an asset position of $54 thousand and an expiration date of December 2016.  In addition, as of September 30, 2016, the Company had entered into contracts to sell (“short position”) U.S. Treasury Futures with a notional amount of $32.0 million, a fair value in an asset position of $15 thousand and an expiration date of December 2016. As of December 31, 2015, the Company had entered into contracts to buy (“long position”) U.S. Treasuries with a notional amount of $480.8 million, a fair value in a liability position of $635 thousand and an expiration date of March 2016.

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

The following tables summarize the Company’s derivative instruments at September 30, 2016 and December 31, 2015 (dollars in thousands):

			September 30, 2016
Derivative Instrument	Accounting Designation	Consolidated Balance Sheets Location	Notional Amount	Fair Value, excluding accrued interest	Accrued Interest Payable (receivable)
Interest rate swaps, assets	Non-Hedge	Derivative assets, at fair value	$4,184,100	$122,324	$(11,519)
Futures, assets	Non-Hedge	Derivative assets, at fair value	28,400	69	—
Foreign currency swaps, asset	Non-Hedge	Derivative assets, at fair value	5,576	1,285	(42)
Foreign currency forward contracts, asset	Non-Hedge	Derivative assets, at fair value	8,213	111	—
TBA securities, assets	Non-Hedge	Derivative assets, at fair value	1,104,500	4,073	—
Total derivative instruments, assets				127,862	(11,561)

Interest rate swaps, liability	Non-Hedge	Derivative liability, at fair value	5,252,300	(326,360)	12,847
Total return swaps - liability	Non-Hedge	Derivative liability, at fair value	53,575	(2,171)	(104)
Foreign currency forward contracts, liability	Non-Hedge	Derivative liability, at fair value	5,950	(82)	—
TBA securities, liabilities	Non-Hedge	Derivative liability, at fair value	814,500	(2,186)	—
Total derivative instruments, liabilities				(330,799)	12,743
Total derivative instruments, net				$(202,937)	$1,182

			December 31, 2015
Derivative Instrument	Accounting Designation	Consolidated Balance Sheets Location	Notional Amount	Fair Value, excluding accrued interest	Accrued Interest Payable (receivable)
Interest rate swaps, assets	Non-Hedge	Derivative assets, at fair value	$2,808,700	$9,635	$1,287
Interest rate swaptions, assets	Non-Hedge	Derivative assets, at fair value	1,105,000	1,479	—
Futures contract, asset	Non-Hedge	Derivative assets, at fair value	201,600	63	—
Foreign currency swaps, asset	Non-Hedge	Derivative assets, at fair value	25,160	7,168	(398)
Foreign currency forward contracts, asset	Non-Hedge	Derivative assets, at fair value	5,825	302	—
TBA securities, assets	Non-Hedge	Derivative assets, at fair value	1,650,000	3,268	—
Total derivative instruments, assets				21,915	889
Interest rate swaps, liability	Non-Hedge	Derivative liability, at fair value	5,631,800	(178,305)	7,875
Futures contract, liability	Non-Hedge	Derivative liability, at fair value	279,200	(698)	—
Foreign currency forward contracts, liability	Non-Hedge	Derivative liability, at fair value	7,671	(281)	—
TBA securities, liabilities	Non-Hedge	Derivative liability, at fair value	825,000	(893)	—
Total derivative instruments, liabilities				(180,177)	7,875
Total derivative instruments, net				$(158,262)	$8,764

Interest Rate Swaps

The following tables summarize the average fixed pay rate and average maturity for the Company’s interest rate swaps as of September 30, 2016 and December 31, 2015 (excludes interest rate swaptions) (dollars in thousands):

	September 30, 2016
Remaining Interest Rate Swap Term	Notional Amount	Fair Value – Asset (Liability), net	Average Fixed Pay Rate	Average Maturity (Years)	Forward Starting
Greater than 1 year and less than 3 years	$1,098,900	$(2,971)	1.1%	1.6	79.6%
Greater than 3 years and less than 5 years	2,006,200	(52,187)	1.8%	4.2	33.9
Greater than 5 years	2,358,300	(266,847)	2.6%	9.9	10.7
Total	$5,463,400	$(322,005)	2.0%	6.1	33.1%

	December 31, 2015
Remaining Interest Rate Swap Term	Notional Amount	Fair Value – Asset (Liability), net	Average Fixed Pay Rate	Average Maturity (Years)	Forward Starting
1 year or less	$1,286,000	$163	0.6%	0.6	—%
Greater than 1 year and less than 3 years	1,131,800	(1,450)	1.1%	1.4	—
Greater than 3 years and less than 5 years	1,345,200	(22,705)	2.1%	4.6	—
Greater than 5 years	2,404,600	(131,744)	2.8%	10.2	29.5
Total	$6,167,600	$(155,736)	1.9%	5.4	11.5%

As of September 30, 2016 and December 31, 2015, the Company has entered into fixed-pay forward starting interest rate swaps of approximately $1.8 billion and $710.0 million, respectively.

The following tables summarize the average variable pay-rate and average maturity for the Company’s interest rate swaps as of September 30, 2016 and December 31, 2015 (excludes interest rate swaptions) (dollars in thousands):

	September 30, 2016
Remaining Interest Rate swap Term	Notional Amount	Fair Value – Asset (Liability), net	Average Variable Pay Rate	Average Maturity (Years)	Forward Starting
Greater than 3 years and less than 5 years	$2,036,500	$21,227	0.7%	4.1	—%
Greater than 5 years	1,936,500	96,742	0.8%	10.1	—
Total	$3,973,000	$117,969	0.8%	7.0	—%

	December 31, 2015
Remaining Interest Rate swap Term	Notional Amount	Fair Value – Asset (Liability), net	Average Variable Pay Rate	Average Maturity (Years)	Forward Starting
Greater than 3 years and less than 5 years	$1,170,700	$(8,902)	0.4%	4.5	—%
Greater than 5 years	1,102,200	(4,032)	0.4%	12.3	—
Total	$2,272,900	$(12,934)	0.4%	8.2	—%

The Company’s agreements with certain of its bilateral interest rate swap counterparties may be terminated at the option of the counterparty, and settled at fair value, if the Company does not maintain certain equity and leverage metrics.  The most restrictive of which contain provisions which become more restrictive based upon portfolio composition.  As of September 30, 2016, the Company was in compliance with the terms of such financial tests.

Interest Rate Swaptions

At September 30, 2016, the Company did not have any swaptions in its derivative holdings. The following tables present information about the Company’s interest rate swaptions as of December 31, 2015 (dollars in thousands):

	December 31, 2015
	Option		Underlying Swap
Fixed-Pay Rate for Underlying Swap	Fair Value	Weighted Average Months Until Option Expiration	Notional Amount	Weighted Average Swap Term (Years)
1.76 – 2.00%	$890	2.1	$400,000	5.0
2.01 – 2.25%	129	2.1	100,000	5.0
2.26 – 2.50%	1	5.8	105,000	1.0
Total	$1,020	2.7	$605,000	4.3

	December 31, 2015
	Option		Underlying Swap
Variable-Pay Rate for Underlying Swap	Fair Value	Weighted Average Months Until Option Expiration	Notional Amount	Weighted Average Swap Term (Years)
1.26 – 1.50%	$459	2.1	$500,000	5.0
Total	$459	2.1	$500,000	5.0

Derivative Collateral

The Company has minimum collateral posting thresholds with certain of its derivative counterparties, including with its clearing broker for cleared swaps, for which it typically pledges cash.  The Company may rehypothecate some of the U.S. Treasury securities it receives as incremental collateral on its repurchase borrowings, swaps and swaptions, effectively entering into repurchase agreements with such securities, in order to increase its cash position.   At September 30, 2016, no U.S. Treasury securities were rehypothecated.  As of September 30, 2016 and December 31, 2015, the Company had cash pledged as collateral for derivatives of approximately $239.9 million and approximately $211.3 million, respectively, which is reported in the Consolidated Balance Sheets as Due from counterparties. The Company held cash of approximately $5.3 million and approximately $9.4 million as collateral against derivatives at September 30, 2016 and December 31, 2015, respectively, which is reported in the Consolidated Balance Sheets as Due to counterparties.

As of September 30, 2016, the Company has swaps with two counterparties that are based in England and Switzerland, with fair values in an asset position of approximately $1.3 million and with fair values in a liability position of approximately $3.0 million and notional balances of $5.6 million and $123.9 million, respectively.  As of December 31, 2015, the Company has swaps with two counterparties that are based in England and Switzerland, with fair values in an asset position of approximately $7.6 million and with fair values in a liability position of approximately $183 thousand and notional balances of $25.2 million and $123.9 million, respectively.  Included in the $239.9 million and $211.3 million pledged by the Company is cash pledged to the counterparty based in Switzerland of $4.2 million and $1.4 million at September 30, 2016 and December 31, 2015, respectively.  Included in the $5.3 million and $9.4 million received by the Company is cash posted as collateral by the counterparty based in England of approximately $1.4 million and $7.4 million at September 30, 2016 and December 31, 2015, respectively.

Foreign Currency Forwards and Swaps

The following is a summary of the Company’s foreign currency forwards at September 30, 2016 and December 31, 2015 (dollars and euros in thousands):

	September 30, 2016
Derivative Type	Notional Amount	Notional (USD Equivalent)	Maturity	Fair Value
Buy EUR/Sell USD currency forward	€6,542	$7,253	October 2016	$105
Buy USD/Sell EUR currency forward	€750	$849	October 2016	$6
Buy EUR/Sell USD Currency forward	€98	$111	November 2016	$—
Currency forwards, assets	€7,390	$8,213	n/a	$111
Buy EUR/Sell USD currency forward	€280	$316	November 2016	$(1)
Buy USD/Sell EUR currency forward	€5,083	$5,634	October 2016	$(81)
Currency forwards, liabilities	€5,363	$5,950	n/a	$(82)
Total currency forwards	€12,753	$14,163	n/a	$29

	December 31, 2015
Derivative Type	Notional Amount	Notional (USD Equivalent)	Maturity	Fair Value
Buy USD/Sell EUR currency forward	€5,083	$5,825	January 2016	$302
Currency forwards, assets	€5,083	$5,825	n/a	$302
Buy EUR/Sell USD currency forward	€6,800	$7,671	January 2016	$(281)
Currency forwards, liabilities	€6,800	$7,671	n/a	$(281)
Total currency forwards	€11,883	$13,496	n/a	$21

The following is a summary of the Company’s foreign currency swaps with a fair value of $1.3 million and $7.2 million at September 30, 2016 and December 31, 2015, respectively (dollars and euros in thousands):

September 30, 2016
	Date entered	Maturity	Fixed Rate	Denomination	Notional Amount
Payer	June 2014	July 2024	7.25%	EUR	4,100
Receiver	June 2014	July 2024	9.005%	USD	5,576

December 31, 2015
	Date entered	Maturity	Fixed Rate	Denomination	Notional Amount
Payer	June 2014	July 2024	7.25%	EUR	18,500
Receiver	June 2014	July 2024	9.005%	USD	25,160

To- Be- Announced Securities

The following table presents additional information about the Company’s contracts to purchase and sell TBAs for the nine months ended September 30, 2016 (dollars in thousands):

	Notional Amount as of	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount as of
	December 31, 2015			September 30, 2016
Purchase of TBAs	$1,650,000	$9,704,500	$(9,950,000)	$1,404,500
Sale of TBAs	$825,000	$9,639,500	$(9,950,000)	$514,500

Gain (loss) on derivative instruments

The below tables summarize the effects of the Company’s derivative instruments, including Agency and Non-Agency Interest-Only Strips characterized as derivatives and TBAs, reported in Gain (loss) on derivative instruments, net in the Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and September 30, 2015 (dollars in thousands):

	Three months ended September 30, 2016
Description	Realized Gain (Loss), net	Contractual interest income (expense), net(1)	Return (Recovery) of Basis	Mark-to- market adjustments	Total
Interest rate swaps	$(25,179)	$(6,904)	$168	$35,878	$3,963
Agency and Non-Agency Interest-Only Strips— accounted for as derivatives	—	3,503	(2,827)	446	1,122
Futures contracts	5,844	—	—	(8,792)	(2,948)
Foreign currency forwards	103	—	—	(62)	41
Foreign currency swaps	1,409	61	—	(1,852)	(382)
Total return swaps	2	308	—	(11)	299
TBAs	3,579	—	—	447	4,026
Total	$(14,242)	$(3,032)	$(2,659)	$26,054	$6,121

	Nine months ended September 30, 2016
Description	Realized Gain (Loss), net	Contractual interest income (expense), net(1)	Return (Recovery) of Basis	Mark-to- market adjustments	Total
Interest rate swaps	$(28,784)	$(22,409)	$502	$(35,393)	$(86,084)
Interest rate swaptions	(1,035)	—	—	1,631	596
Agency and Non-Agency Interest-Only Strips— accounted for as derivatives	(155)	11,113	(8,930)	(4,480)	(2,452)
Options	4,756	—	—	—	4,756
Futures contracts	19,253	—	—	704	19,957
Foreign currency forwards	(90)	—	—	8	(82)
Foreign currency swaps	5,351	268	—	(5,883)	(264)
Total return swaps	17	836	—	(2,171)	(1,318)
TBAs	12,166	—	—	(489)	11,677
Total	$11,479	$(10,192)	$(8,428)	$(46,073)	$(53,214)

	Three months ended September 30, 2015
Description	Realized Gain (Loss), net	Contractual interest income (expense), net(1)	Return (Recovery) of Basis	Mark-to- market adjustments	Total
Interest rate swaps	$28,291	$(5,561)	$337	$(64,701)	$(41,634)
Interest rate swaptions	(150)	—	—	71	(79)
Agency and Non-Agency Interest-Only Strips— accounted for as derivatives	626	5,437	(4,164)	(1,799)	100
Options	684	—	—	—	684
Futures contracts	(168)	—	—	(38)	(206)
Foreign currency forwards	(134)	—	—	114	(20)
Foreign currency swaps	—	190	—	652	842
TBAs	(8,205)	—	—	7,155	(1,050)
Total	$20,944	$66	$(3,827)	$(58,546)	$(41,363)

	Nine months ended September 30, 2015
Description	Realized Gain (Loss), net	Contractual interest income (expense), net(1)	Return (Recovery) of Basis	Mark-to- market adjustments	Total
Interest rate swaps	$18,729	$(11,871)	$1,075	$(83,209)	$(75,276)
Interest rate swaptions	(3,873)	—	—	(72)	(3,945)
Agency and Non-Agency Interest-Only Strips— accounted for as derivatives	624	16,700	(12,877)	(1,966)	2,481
Options	684	—	—	—	684
Futures contracts	(627)	—	—	683	56
Foreign currency forwards	(980)	—	—	452	(528)
Foreign currency swaps	—	585	—	3,944	4,529
TBAs	(1,728)	—	—	(2,784)	(4,512)
Total	$12,829	$5,414	$(11,802)	$(82,952)	$(76,511)

(1)	Contractual interest income (expense), net on derivative instruments includes interest settlement paid or received.

Note 9 — Offsetting Assets and Liabilities

The following tables present information about certain assets and liabilities that are subject to master netting agreements (or similar agreements) and can potentially be offset on the Company’s Consolidated Balance Sheets at September 30, 2016 and December 31, 2015:

Offsetting of Derivative Assets as of September 30, 2016

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
$ in thousands Description				Financial Instruments (1)	Cash Collateral Received
Agency and Non-Agency Interest-Only Strips, accounted for as derivatives included in MBS	$38,458	$—	$38,458	$(33,932)	$—	$4,526
Derivative asset, at fair value(2)	127,862	—	127,862	(118,275)	(4,067)	5,520
Total	$166,320	$—	$166,320	$(152,207)	$(4,067)	$10,046

Offsetting of Derivative Liabilities and Repurchase Agreements as of September 30, 2016

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
$ in thousands Description				Financial Instruments (1)	Cash Collateral Received
Derivative liability, at fair value(2)(3)	$330,799	$—	$330,799	$(118,275)	$(210,998)	$1,526
Repurchase Agreements(4)	2,523,480	—	2,523,480	(2,523,480)	—	—
	$2,854,279	$—	$2,854,279	$(2,641,755)	$(210,998)	$1,526

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

(3)	Cash collateral pledged against the Company’s derivative counterparties was approximately $239.9 million as of September 30, 2016.

(4)	The fair value of investments pledged against the Company’s repurchase agreements was approximately $2.9 billion as of September 30, 2016.

Offsetting of Derivative Assets as of December 31, 2015

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
$ in thousands Description				Financial Instruments (1)	Cash Collateral Received
Agency and Non-Agency Interest-Only Strips, accounted for as derivatives included in MBS	$59,987	$—	$59,987	$(55,372)	$—	$4,615
Derivative asset, at fair value(2)	21,915	—	21,915	(10,177)	(8,647)	3,091
Total	$81,902	$—	$81,902	$(65,549)	$(8,647)	$7,706

Offsetting of Derivative Liabilities and Repurchase Agreements as of December 31, 2015

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
$ in thousands Description				Financial Instruments (1)	Cash Collateral Received
Derivative liability, at fair value(2)(3)	$180,177	$—	$180,177	$(10,177)	$(169,887)	$113
Repurchase Agreements(4)	2,585,801	—	2,585,801	(2,585,801)	—	—
	$2,765,978	$—	$2,765,978	$(2,595,978)	$(169,887)	$113

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

Note 10 — Related Party Transactions

Management Agreement

In connection with the Company’s IPO in May 2012, the Company entered into a management agreement (the “Management Agreement”) with the Manager, which describes the services to be provided by the Manager and compensation for such services.  The Manager is responsible for managing the Company’s operations, including: (i) performing all of its day-to-day functions; (ii) determining investment criteria in conjunction with the Board of Directors; (iii) sourcing, analyzing and executing investments, asset sales and financings; (iv) performing asset management duties; and (v) performing financial and accounting management, subject to the direction and oversight of the Company’s Board of Directors. Pursuant to the terms of the Management Agreement, the Manager is paid a management fee equal to 1.50% per annum of the Company’s stockholders’ equity (as defined in the Management Agreement), calculated and payable (in cash) quarterly in arrears. For purposes of calculating the management fee, “stockholders’ equity” means the sum of the net proceeds from any issuances of the Company’s equity securities since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus retained earnings, calculated in accordance with GAAP, at the end of the most recently completed fiscal quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less any amount paid for repurchases of the Company’s shares of common stock, excluding any unrealized gains, losses or other non-cash items (including OTTI charges, prior to January 1, 2016); unrealized gain (loss), net; and the non-cash portion of gain (loss) on derivative instruments, that have impacted stockholder’s equity as reported in the Company’s consolidated financial statements prepared in accordance with GAAP, regardless of whether such items are included in other comprehensive income or loss, or in net income, and excluding one-time events pursuant to changes in GAAP and certain other non-cash charges after discussions between the Manager and the Company’s independent directors and after approval by a majority of the Company’s independent directors. However, if the Company’s stockholders’ equity for any given quarter is negative based on the calculation described above, the Manager will not be entitled to receive any management fee for that quarter.

On August 3, 2016, the Company and the Manager entered into an amendment to the Management Agreement that amended the definition of "Equity" in the Management Agreement. Under the new definition, for all periods beginning on January 1, 2016, OTTI will reduce the Company's "Equity" for any completed fiscal quarter that OTTI was recognized, which in turn will reduce the Company's management fee from what would have been payable before the amendment.

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

For the three and nine months ended September 30, 2016, the Company incurred approximately $2.6 million and approximately $7.9 million in management fees, respectively.  For the three and nine months ended September 30, 2015, the Company incurred approximately $2.8 million and approximately $8.1 million in management fees, respectively.

In addition to the management fee, the Company is also responsible for reimbursing the Manager for certain expenses paid by the Manager on behalf of the Company as defined in the Management Agreement.  For the three and nine months ended September 30, 2016, the Company recorded expenses included in compensation expense totaling approximately $186 thousand and approximately $550 thousand, respectively, related to reimbursable employee costs.  For the three and nine months ended

September 30, 2015, the Company recorded expenses included in compensation expense totaling approximately $127 thousand and approximately $921 thousand, respectively, related to reimbursable employee costs.  Any such expenses incurred by the Manager and reimbursed by the Company, including the employee compensation expense, are typically included in the Company’s operating expenses in its Consolidated Statements of Operations, or may be reflected in the Consolidated Balance Sheets and associated Consolidated Statement of Changes in Stockholders’ Equity, based on the nature of the item.  At September 30, 2016 and December 31, 2015, approximately $2.6 million and approximately $2.7 million, respectively, for management fees incurred but not yet paid was included in Payable to related party in the Consolidated Balance Sheets.  In addition, at September 30, 2016 and December 31, 2015, approximately $109 thousand and approximately $277 thousand, respectively, of reimbursable costs incurred but not yet paid was included in Payable to related party in the Consolidated Balance Sheets.

Securitized debt

At September 30, 2016, the Company had securitized debt related to the consolidated VIEs, with a principal balance of $11.0 million (and a fair value of $10.6 million) which was held by an affiliate.  The securitized debt of the VIEs can only be settled with the commercial loans that serve as collateral for the securitized debt of the VIE and is non-recourse to the Company.

Note 11 — Share-Based Payments

In conjunction with the Company’s IPO and concurrent private placement, the Company’s Board of Directors approved the Western Asset Mortgage Capital Corporation Equity Plan (the “Equity Plan”) and the Western Asset Manager Equity Plan (the “Manager Equity Plan” and collectively the “Equity Incentive Plans”). The Equity Incentive Plans include provisions for grants of restricted common stock and other equity-based awards to the Manager, its employees and employees of its affiliates and to the Company’s directors, officers and employees. The Company can issue up to 3.0% of the total number of issued and outstanding shares of its common stock (on a fully diluted basis) at the time of each award (other than any shares previously issued or subject to awards made pursuant to one of the Company’s Equity Incentive Plans) under these Equity Incentive Plans. At May 15, 2012, there were 308,335 shares of common stock initially reserved for issuance under the Equity Incentive Plans. Upon the completion of the October 3, 2012 follow-on common stock offering, the stock portion of the Company’s dividend declared on December 19, 2013, and the April 9, 2014 follow-on offering (which includes the partial exercise of the overallotment option on May 7, 2014) and private placement of common stock, the number of shares of common stock available for issuance under the Equity Incentive Plans increased to 1,237,711, inclusive of 681,970 shares of restricted stock granted and 25,367 shares of restricted stock issued as a result of the stock portion of the dividend declared on December 19, 2013 and restricted stock attributed to dividends on restricted stock under the Director Deferred Fee Plan. As of September 30, 2016, 530,374 shares remained available for issuance under the Equity Incentive Plans.

The Company made the following grants under the Equity Plan for the nine months ended September 30, 2016 and the year ended December 31, 2015:

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

On June 2, 2016, the Company granted a total of 17,132 (4,283 each) of restricted common stock under the Equity Plan to the Company’s four independent directors.  These restricted shares will vest in full on June 2, 2017, the first anniversary of the grant date.  Each of the independent directors has elected to defer the shares granted to him under the Director Deferred Fee Plan. The Director Deferred Fee Plan permits eligible members of the Company’s board of directors to defer certain stock awards made under its director compensation programs. The Director Deferred Fee Plan allows directors to defer issuance of their stock awards and therefore defer payment of any tax liability until the deferral is terminated, pursuant to the election form executed each year by each eligible director.

On December 8, 2015, the Company’s then chief financial officer passed away and the board of directors approved the accelerated vesting of 13,980 shares of restricted common stock.

During the nine months ended September 30, 2016 and September 30, 2015, 200,983 and 160,510 restricted common shares vested, respectively, including shares whose issuance has been deferred under the Director Deferred Fee Plan. The Company recognized stock-based compensation expense of approximately $433 thousand and approximately $1.4 million for the three and nine months ended September 30, 2016, respectively,  and approximately $509 thousand and approximately $2.0 million for the three and nine months ended September 30, 2015, respectively.  In addition, the Company had unamortized compensation expense of $106 thousand for equity awards and approximately $1.3 million for liability awards and $67 thousand for equity awards and approximately $2.4 million for liability awards at September 30, 2016 and December 31, 2015, respectively.

All restricted common shares granted, other than those whose issuance has been deferred pursuant to the Director Deferred Fee Plan, possess all incidents of ownership, including the right to receive dividends and distributions currently, and the right to vote.  Dividend equivalent payments otherwise allocable to restricted common shares under the Company's Deferred Compensation Plan are deemed to purchase additional phantom shares of the Company’s common stock that are credited to each participant’s deferral account.  The award agreements include restrictions whereby the restricted shares cannot be sold, assigned, transferred, pledged, hypothecated or otherwise disposed of prior to the lapse of restrictions under the respective award agreement. The restrictions lapse on the unvested restricted shares awarded when vested, subject to the grantee’s continuing to provide services to the Company as of the vesting date.  Unvested restricted shares and rights to dividends thereon are forfeited upon termination of the grantee.

The following is a summary of restricted common stock vesting dates as of September 30, 2016 and December 31, 2015, including shares whose issuance has been deferred under the Director Deferred Fee Plan:

	September 30, 2016	December 31, 2015
Vesting Date	Shares Vesting	Shares Vesting
March 2016	—	188,184
June 2016	—	11,528
March 2017	133,334	133,334
June 2017	17,672	—
March 2018	66,667	66,667
	217,673	399,713

The following table presents information with respect to the Company’s restricted stock for the nine months ended September 30, 2016 including shares whose issuance has been deferred under the Director Deferred Fee Plan:

	Shares of Restricted Stock	Weighted Average Grant Date Fair Value (1)
Outstanding at beginning of period	688,394	$17.39
Granted (2)	18,943	9.37
Cancelled/forfeited	—	—
Outstanding at end of period	707,337	$17.18
Unvested at end of period	217,673	$14.99

(1)	The grant date fair value of restricted stock awards is based on the closing market price of the Company’s common stock at the grant date.

(2)	Included 1,811 shares of restricted stock attributed to dividends on restricted stock under the Director Deferred Fee Plan.

Note 12 — Stockholders’ Equity

Warrants

On May 9, 2012, the Company entered into agreements with certain institutional investors to sell 2,231,787 warrant units. Each warrant unit consists of one share of the Company’s common stock and a warrant to purchase 0.5 of a share of the Company’s common stock, subject to adjustment. As of September 30, 2016, the adjusted exercise price of the warrants was $16.70 and there were a total of 1,232,916 warrant shares purchasable. The warrants expire on May 15, 2019.

Share Repurchase Program

On February 25, 2016, the Board of Directors of the Company reauthorized its repurchase program of up to 2,050,000 shares of its common stock through December 31, 2017.  The original authorization expired on December 31, 2015. Purchases made pursuant to the program will be made in the open market, in privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rules 10b5-1 and 10b-18 of the Securities and Exchange Commission. The authorization does not obligate the Company to acquire any particular amount of common shares and the program may be suspended or discontinued at the Company’s discretion without prior notice. The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors.  The Company has not repurchased any shares of common stock pursuant to the authorization as of September 30, 2016.

Dividends

The following table presents cash dividends declared and paid by the Company on its common stock:

Declaration Date	Record Date	Payment Date	Amount per Share	Tax Characterization
2016
September 22, 2016	October 4, 2016	October 25, 2016	$0.31	Not yet determined
June 23, 2016	July 5, 2016	July 26, 2016	$0.31	Not yet determined
March 24, 2016	April 4, 2016	April 26, 2016	$0.45	Not yet determined

2015
December 17, 2015	December 28, 2015	January 26, 2016	$0.58	Ordinary income
September 24, 2015	October 5, 2015	October 27, 2015	$0.60	Ordinary income
June 18, 2015	June 29, 2015	July 28, 2015	$0.64	Ordinary income
March 26, 2015	April 6, 2015	April 28, 2015	$0.67	Ordinary income

2014
December 18, 2014	December 29, 2014	January 27, 2015	$0.70	Ordinary income
September 23, 2014	October 3, 2014	October 28, 2014	$0.70	Ordinary income
June 19, 2014	June 30, 2014	July 29, 2014	$0.67	Ordinary income
March 20, 2014	March 31, 2014	April 29, 2014	$0.67	Ordinary income

Note 13 — Net Income (Loss) per Common Share

The table below presents basic and diluted net income (loss) per share of common stock using the two-class method for the three and nine months ended September 30, 2016 and September 30, 2015 (dollars, other than shares and per share amounts, in thousands):

	For the three months ended September 30, 2016	For the three months ended September 30, 2015	For the nine months ended September 30, 2016	For the nine months ended September 30, 2015
Numerator:
Net income (loss) attributable to common stockholders and participating securities for basic and diluted earnings per share	$32,282	$(1,852)	$13,281	$10,601
Less:
Dividends and undistributed earnings allocated to participating securities	193	258	300	795
Net income (loss) allocable to common stockholders — basic and diluted	$32,089	$(2,110)	$12,981	$9,806

Denominator:
Weighted average common shares outstanding for basic earnings per share	41,719,800	41,516,302	41,678,592	41,480,857
Weighted average diluted shares outstanding (warrants)	—	—		—
Weighted average common shares outstanding for diluted earnings per share	41,719,800	41,516,302	41,678,592	41,480,857
Basic earnings per common share	$0.77	$(0.05)	$0.31	$0.24
Diluted earnings per common share	$0.77	$(0.05)	$0.31	$0.24

For the three and nine months ended September 30, 2016 and September 30, 2015, the Company excluded the effects of the warrants from the computation of diluted earnings per share since the average market value per share of the Company’s common stock was below the exercise price of the warrants.

Note 14 — Income Taxes

As a REIT, the Company is not subject to federal income tax to the extent that it makes qualifying distributions to its stockholders and satisfies on a continuing basis, through actual investment and operating results, the REIT requirements including certain asset, income and stock ownership tests.

Based on the Company’s analysis of any potential uncertain income tax positions, the Company concluded that it does not have any uncertain tax positions that meet the recognition or measurement criteria as of September 30, 2016.  The Company files U.S. federal and state income tax returns.  As of September 30, 2016, U.S. federal tax returns filed by the Company for 2015, 2014 and 2013 and state tax returns filed for 2014, 2013 and 2012 are open for examination pursuant to relevant statutes of limitation. In the event that the Company incurs income tax related interest and penalties, the Company’s policy is to classify them as a component of its provision for income taxes.

Subject to the limitation under the REIT asset test rules, the Company is permitted to own up to 100% of the stock of one or more TRS. Currently, the Company owns one TRS that is taxable as a corporation and is subject to federal, state and local income tax on its net income at the applicable corporate rates. The TRS, which was formed in Delaware on July 28, 2014, is a limited liability company and a wholly-owned subsidiary of the Company. During the three and nine months ended September 30, 2016, the Company recorded a federal and state tax provision of approximately $266 thousand, respectively. In addition, on completion and filing of its 2015 federal and state tax returns in September 2016 for the TRS, the Company incurred an additional tax liability of approximately $2.0 million due to changes in the estimated taxable income from certain investments, which is recorded in income tax provision (benefit) in the Consolidated Statement of Operations.

The Company's effective tax rate differs from its combined federal and state income tax rate primarily due to the deduction of dividends distributions to be paid under Code Section 857(a).

As of September 30, 2016, the Company recorded a deferred tax asset of approximately $4.2 million relating to capital loss carryforward and temporary differences as a result of the timing of income recognition of certain investments held in the TRS. The capital loss carryforwards and temporary differences may only be recognized to the extent of capital gains. There is uncertainty as to the TRS ability to recognize capital gains in the future. As a result, the Company has concluded it is more likely than not the deferred tax asset will not be realized and has recorded a full valuation allowance.

Note 15 — Contingencies

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. Management is not aware of any material contingencies at September 30, 2016.

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

Overview

Western Asset Mortgage Capital Corporation, a Delaware corporation and Subsidiaries (the “Company” unless otherwise indicated or except where the context otherwise requires “we”, “us” or “our”) commenced operations in May 2012, focused on investing in, financing and managing a diversified portfolio of real estate related securities, whole-loans and other financial assets.  Our investment strategy is based on Western Asset Management Company’s (our “Manager”) perspective of which mix of portfolio assets it believes provides us with the best risk-reward opportunities at any given time.  Our Manager will vary the allocation among various asset classes subject to maintaining our qualification as a real estate investment trust ("REIT") under the federal tax law and maintaining our exemption from the 1940 Act.  These restrictions limit our ability to invest in non-real estate assets and/or assets which are not secured by real estate.

We raised approximately $720.0 million, after subtracting underwriting commissions and offering expenses, and have invested the proceeds of our initial public offering, or IPO, and concurrent private placements, along with proceeds from our follow-on public offerings and accompanying private placement primarily in Agency RMBS, including Mortgage pass-through certificates, Agency derivatives, Agency Interest-Only Strips, and Agency CMOs; Non-Agency RMBS; Agency CMBS, Non-Agency CMBS, Non U.S. CMBS, ABS as well as Residential and Commercial Whole-Loans.  We have also used “to-be-announced” forward contracts, or TBAs, in order to invest in Agency RMBS. Pursuant to these TBAs, we agree to purchase (or deliver), for future settlement, Agency RMBS with certain principal and interest terms and certain underlying collateral.

At September 30, 2016, our investment portfolio was comprised of approximately $1.9 billion of Agency RMBS (including approximately $53.4 million of Agency Interest-Only Strips), approximately $13.7 million of Agency CMBS (including approximately $9.5 million of Agency CMBS Interest-Only Strips), approximately $395.1 million of Non-Agency RMBS (including approximately $85.6 million of Non-Agency Interest-Only Strips), approximately $368.9 million of Non-Agency CMBS, approximately $63.3 million of other securities and approximately $204.9 million of Residential Whole-Loans.  In addition, we hold a controlling financial interest in a CMBS trust with a principal balance of $14.0 million, which resulted in the consolidation of the assets and liabilities of the trust.  As a result of the consolidation of the CMBS trust, our holdings included a $24.1 million securitized commercial loan.

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

As of September 30, 2016, we had entered into master repurchase agreements or MRAs with 28 counterparties. As of September 30, 2016, we had approximately $2.5 billion of borrowings outstanding under our repurchase agreements collateralized by approximately $2.9 billion of our investments.  We have entered into approximately $3.7 billion of interest rate swaps, excluding forward starting interest rate swaps of approximately $1.8 billion and $4.0 billion variable-rate payment interest rate swaps to effectively hedge our borrowings under our repurchase agreements. As of September 30, 2016, our aggregate debt-to-equity ratio was approximately 5.2 to 1. Our debt-to-equity ratio is computed by dividing the sum of our borrowings under repurchase agreements by total stockholders’ equity.  The debt to equity ratio is not a comprehensive statement of overall investment portfolio leverage which is affected by any leverage embedded in TBAs and derivative instruments.

We operate and elected to be taxed as a REIT, commencing with our taxable year ended December 31, 2012. To comply with the REIT requirements, some of our investments were held in a taxable REIT subsidiary, or “TRS”.  By acquiring investments or engaging in activities through the TRS, it enables us to engage in such activities without jeopardizing our REIT status. These investments or activities are not held or conducted at the REIT level and as a result would not impact our ability to maintain our qualification as a REIT.  We generally will not be subject to U.S. federal income taxes on our taxable income to the extent that we annually distribute, in accordance with the REIT requirements, all of our net taxable income to stockholders and maintain our intended qualification as a REIT.

We also intend to operate our business in a manner that will permit us to maintain our exemption from registration under the 1940 Act.

Factors Impacting Our Operating Results

Our results of operations are affected by a number of factors and primarily depend on, among other things, the size of our investment portfolio, our net interest income, changes in the market value of our investments, derivative instruments and to a lesser extent realized gains and losses on the sale of our investments and termination of our derivative instruments. Our overall performance is also impacted by the supply and demand for our target assets in the market, the terms and availability of financing for such assets, general economic conditions, the impact of U.S Government actions that affect the real estate and mortgage sectors, and the unanticipated credit events experienced by borrowers whose loans are included in our MBS, as well as our Whole-Loan borrowers.

Our net interest income varies primarily as a result of changes in market interest rates and constant prepayment rates, or (“CPR”) on our Agency RMBS. The CPR measures the amount of unscheduled principal prepayments on RMBS as a percentage of the principal balance. Interest income on our credit sensitive investments can also be impacted by unanticipated prepayments, defaults, liquidations or delinquencies experienced by the underlying borrowers. These factors can vary according to type of investment and conditions in the financial markets none of which can be predicted with any certainty.

See the caption "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2015, which is available on the SEC's website at www.sec.gov for additional factors that may impact our operating results.

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

During the first two months of the second quarter investor sentiment improved, resulting in a rebound in the equity, corporate fixed income and the credit sensitive mortgage markets.  In June the markets experienced a downturn as Brexit triggered risk-off sentiment due to the uncertainty in the European geopolitical landscape. After the Brexit induced market volatility and rally in the U.S. treasury market waned, both our Agency and Non-Agency securities spreads tightened. We were able to deliver improved performance in the second quarter as a result of spreads tightening and reduced hedge adjusted borrowing costs.

During the third quarter our Agency RMBS, Non-Agency RMBS and CMBS security spreads continued to tighten as concerns over the European geopolitical landscape subsided and the overall fundamentals in the US housing market as well as the CRE remained solid. Interest rates edged higher but were offset by the spread tightening, resulting in an book value increase of 4.3% during the quarter. Strong performance was evidenced by an economic return on book value of 7.1%.

Although there remains uncertainty in the European geopolitical landscape we expect continued yet gradual growth in both the U.S and major global economies and that inflation would remain subdued. Wall Street is anticipating the Federal Reserve will raise rates in the fourth quarter of 2016 and we believe that this environment will cause the Federal Reserve to be slow to implement rate increases and the U.S. will remain in a “lower for longer” rate environment.

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

Our target assets are Agency RMBS (including to-be-announced securities or TBAs), Non-Agency RMBS, Agency CMBS, Non-Agency CMBS, Non U.S. CMBS, ABS, Risk Sharing Securities, Residential Whole-Loans and Whole-Loan securities.  In 2016, under current market conditions, we will continue to deploy our capital to Agency RMBS, Non-Agency RMBS, Residential Whole-Loans and Whole-Loan securities.  We do not have specific investment guidelines providing for precise minimum or maximum allocations to any sector other than those necessary for maintaining our qualification as a REIT and our exemption from the 1940 Act.  These regulatory limits restrict our ability to shift away from Agency securities and diversify the portfolio as certain MBS securities do not qualify as real estate assets. Accordingly, subject to these limits, allocations to various sectors may vary significantly with market constraints and our Manager’s investment views.  Our Manager has not and does not expect to purchase securities on our behalf with a view to selling them shortly after purchase.  However, in order to maximize returns and manage portfolio risk while remaining opportunistic, we may dispose of securities earlier than anticipated or hold securities longer than anticipated depending upon prevailing market conditions, credit performance, availability of leverage or other factors regarding a particular asset and/or our capital position.

As of September 30, 2016, the fair value of our investment portfolio, excluding the securitized commercial loan from a consolidated VIE, was comprised of 63.9% of Agency RMBS, 13.6% of Non-Agency RMBS, 0.5% of Agency CMBS, 12.7% of Non-Agency CMBS, 2.2% of other securities and 7.1% of Residential Whole-Loans.

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

We primarily finance our investments through repurchase agreements for which we pledge our assets. Our pledged assets are currently comprised of Agency RMBS, Non-Agency RMBS, Agency CMBS, Non-Agency CMBS, other securities and Residential Whole-Loans.  Our repurchase agreements have maturities generally ranging from one to three months, but in some cases longer. The amount borrowed under our repurchase agreements is a specified percentage of the asset’s fair value, which is dependent on the collateral type.  The portion of the pledged collateral held by the counterparty in excess of the amount borrowed under the repurchase agreement is the margin requirement for that borrowing.  Repurchase agreements involve the transfer of the pledged collateral to a counterparty at an agreed upon price in exchange for such counterparty’s simultaneous agreement to return the same security back to the borrower at a future date (i.e., the maturity of the borrowing). Under our repurchase agreements, we retain beneficial ownership of the pledged collateral, while the counterparty maintains custody of such collateral.  At the maturity of a repurchase financing, unless the repurchase financing is renewed with the same counterparty, we are required to repay the loan, including any accrued interest, and concurrently reacquire custody of the pledged collateral or, with the consent of the counterparty, we may renew the repurchase financing at the then prevailing market interest rate and terms.  Margin calls from counterparties are routinely experienced by us when the fair value of our existing pledged collateral declines as a result of principal amortization and prepayments or due to changes in market interest rates, spreads or other market conditions.  As a result, the counterparty will require that we pledge additional securities and/or cash as collateral to secure our borrowings under repurchase financing.  In certain circumstances, we also may make margin calls on our counterparties when collateral values increase.  As of September 30, 2016, we had $30.5 million of cash collateral held by our repurchase agreement counterparties and we have satisfied all of our margin calls.

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

Our Hedging Strategy

Subject to maintaining our qualification as a REIT for U.S. federal income t ax purposes, we may pursue various economic hedging strategies in an effort to reduce our exposure to adverse changes in interest rates and, to a more limited extent, foreign currency. There is no guarantee that we will engage in any level of hedging activity. The U.S. federal income tax rules applicable to REITs may require us to implement certain of these techniques through a domestic TRS that is subject to federal, state and local corporate income taxation.

Our hedging activity varies in scope based on the level and volatility of interest rates, the type of assets held, including currency denomination and other changing market conditions.  The majority of swaps we entered into are designed to mitigate the effects of increases in interest rates under a portion of our repurchase agreements.  These swaps generally provide for fixed interest rates indexed off of the London interbank offered rate, or LIBOR, and effectively fix the floating interest rates.  Notwithstanding the foregoing, in order to manage our hedge position with regard to our liabilities, we on occasion will enter into interest rate swaps which involve the receipt of fixed-rate amounts from counterparty in exchange for us making variable-rate payments over the life of the interest rate swap without exchange of the underlying notional amount.  We also enter into compression trades that enable us to terminate substantial amounts of swap contracts before they expire by their terms, when there has been substantial two-way (pay and receive) swap activity.  These “compression trades” reduce the number of interest rate swaps outstanding.  In addition to simplifying, our balance sheet, by reducing the number of interest rate swaps outstanding, we are frequently able to reduce the amount of margin required to carry such positions.

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

The determination as to whether OTTI exists is subject to management estimates based on consideration of both factual information available at the time of assessment as well as our estimates of the future performance and projected amount and timing of cash flows expected to be collected on the security. As a result, the timing and amount of OTTI constitutes an accounting estimate that may change materially over time.

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

In addition, OTTI is deemed to have occurred when there is an adverse change in the expected cash flows (principal or interest) to be received and the fair value of the security is less than its carrying amount. In determining whether an adverse change in cash flows occurred, the present value of the remaining cash flows, as estimated at the initial transaction date (or the last date previously revised), is compared to the present value of the expected cash flows at the current reporting date.  The estimated cash flows reflect those a “market participant” would use and are discounted at a rate equal to the current yield used to accrete interest income. These adjustments are reflected in our Consolidated Statements of Operations.

Securities denominated in a foreign currency contain additional risk in that the amortized cost basis for those securities may not be recovered due to declines in currency exchange rates.  We consider the length of time that the security’s fair value has declined due to the decline in foreign exchange rates, when assessing other-than temporary impairment.

The determination as to whether an other-than-temporary impairment exists is subject to management estimates based on consideration of both factual information available at the time of assessment as well as our estimates of the future performance and projected amount and timing of cash flows expected to be collected on the security. As a result, the timing and amount of OTTI constitutes an accounting estimate that may change materially over time.

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

Derivatives and hedging activities

Subject to maintaining our qualification as a REIT for U.S. federal income tax purposes, we utilize derivative financial instruments, including interest rate swaps, interest rate swaptions, mortgage put options, currency forwards, futures contracts, total return swaps, TBAs and Agency and Non-Agency Interest-Only Strips to seek to hedge the interest rate and currency risk associated with our portfolio and related borrowings, although there is no guarantee as to the extent of our hedging activity. We have also entered into credit derivatives such as total return swaps. The total return swap will allow us to receive the total economic return on a referenced asset without actually buying the asset. Derivatives, subject to REIT requirements, are generally used for hedging purposes rather than speculation, but may also be used to establish positions in assets without purchasing them. We determine their fair value of our derivative positions and obtain quotations from third parties, including the Chicago Mercantile Exchange or CME, to facilitate the process of determining such fair values. If our hedging activities do not achieve the desired results, reported earnings may be adversely affected.

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

We evaluate the terms and conditions of our holdings of Agency and Non-Agency Interest-Only Strips, interest rate swaptions, currency forwards, futures contracts, total return swaps and TBAs to determine if these instruments have the characteristics of an investment or should be considered a derivative under GAAP.  In determining the classification of our holdings of Interest-Only Strips, we evaluate the securities to determine if the nature of the cash flows has been altered from that of the underlying mortgage collateral. Generally, Interest-Only Strips for which the security represents a strip off of a mortgage pass through security will be considered a hybrid instrument classified as a MBS investment on our Consolidated Balance Sheets utilizing the fair value option. Alternatively, those Interest-Only Strips, for which the underlying mortgage collateral has been included into a structured security that alters the cash flows from the underlying mortgage collateral, are accounted for as derivatives at fair value. Accordingly, Agency and Non-Agency Interest-Only Strips, interest rate swaptions, currency forwards, futures contracts, total return swaps and TBAs having the characteristics of derivatives are accounted for at fair value with such changes recognized in Gain (loss) on derivative instruments, net in our Consolidated Statements of Operations, along with any interest earned or paid (including accrued amounts). The carrying value of the Agency and Non-Agency Interest-Only Strips, accounted for as derivatives, is included in Mortgage-backed securities in our Consolidated Balance Sheets.  The carrying value of interest rate swaptions, currency forwards, futures contracts, total return swaps and TBAs is included in Derivative assets or Derivative liabilities in our Consolidated Balance Sheets.

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

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments (Topic 230)." The guidance is intended to reduce diversity in practice in how certain transactions are classified on the statement of cash flows. We are required to adopt the new guidance in the first quarter of 2018. Early adoption is permitted, provided that all of the amendments are adopted at the same time. We are currently assessing the impact that this guidance will have on our consolidated financial statements when adopted.

Investments

Our Current Investment Portfolio

The following table presents certain information about our investment portfolio at September 30, 2016 (dollars in thousands):

	Principal Balance	Unamortized Premium (Discount)	Discount Designated as Credit Reserve and OTTI	Amortized Cost	Unrealized Gain (Loss)	Fair Value	Net Weighted Average Coupon (1)
Agency RMBS
20-Year mortgage
Coupon Rate:
3.50%	$130,342	$6,668	$—	$137,010	$2,547	$139,557	3.5%
4.00%	372,681	19,507	—	392,188	12,738	404,926	4.0%
	503,023	26,175	—	529,198	15,285	544,483	3.9%
30-Year mortgage
Coupon Rate:
3.00%	226,157	8,660	—	234,817	443	235,260	3.0%
3.50%	214,969	11,122	—	226,091	1,697	227,788	3.5%
4.00%	326,886	27,493	—	354,379	3,379	357,758	4.0%
4.50%	329,114	22,756	—	351,870	16,973	368,843	4.5%
5.00%	51,330	6,268	—	57,598	863	58,461	5.0%
5.50%	2,369	339	—	2,708	(39)	2,669	5.5%
6.00%	2,444	259	—	2,703	158	2,861	6.0%
	1,153,269	76,897	—	1,230,166	23,474	1,253,640	3.9%

Agency RMBS IOs and IIOs(2)	N/A	N/A	—	27,188	819	28,007	3.0%
Agency RMBS IOs and IIOs accounted for as derivatives (2)(3)	N/A	N/A	N/A	N/A	N/A	25,438	3.4%
	N/A	N/A	—	27,188	819	53,445	3.4%

Agency CMBS	4,553	—	—	4,553	(270)	4,283	4.5%
Agency CMBS Interest-Only Strips(2)	N/A	N/A	N/A	557	48	605	4.6%
Agency CMBS IOs and IIOs accounted for as derivatives (2)(3)	N/A	N/A	N/A	N/A	N/A	8,850	0.6%
	4,553	—	—	5,110	(222)	13,738	1.2%
Subtotal Agency	1,660,845	103,072	—	1,791,662	39,356	1,865,306	3.4%

Non-Agency RMBS	422,498	(15,476)	(112,801)	294,221	15,274	309,495	4.0%
Non-Agency RMBS IOs and IIOs(2)	N/A	N/A	N/A	59,025	22,452	81,477	5.8%
Non-Agency RMBS IOs and IIOs accounted for as derivatives (2)(3)	N/A	N/A	N/A	N/A	N/A	4,170	4.8%
	422,498	(15,476)	(112,801)	353,246	37,726	395,142	4.7%

Non-Agency CMBS, including Non U.S.	479,405	(69,557)	(15,854)	393,994	(25,096)	368,898	5.0%
Subtotal Non-Agency	901,903	(85,033)	(128,655)	747,240	12,630	764,040	4.8%

Other securities(4)	42,384	(404)	—	64,384	(1,058)	63,326	7.7%
Residential Whole-Loans	198,651	1,181	—	199,832	5,050	204,882	4.8%
Securitized commercial loan	25,000	—	—	25,000	(862)	24,138	9.0%
Total	$2,828,783	$18,816	$(128,655)	$2,828,118	$55,116	$2,921,692	4.0%

(1) Net weighted average coupon as of September 30, 2016 is presented net of servicing and other fees.
(2) IOs and IIOs have no principal balances and bear interest based on a notional balance.  The notional balance is used solely to determine interest distributions on interest-only class of securities.  At September 30, 2016, the notional balance for Agency RMBS IOs and IIOs, Agency RMBS IOs and IIOs accounted for as derivatives, Non-Agency RMBS IOs and IIOs, Non-Agency RMBS IOs and IIOs accounted for as derivatives, Agency CMBS IOs and IIOs, and Agency CMBS IOs and IIOs accounted for as derivatives was $270.4 million, $287.8 million, $289.9 million, $21.6 million, $36.5 million and $227.3 million, respectively.
(3) Interest on these securities is reported as a component of Gain (loss) on derivative instruments, net.
(4) Other securities include residual interests in asset-backed securities which have no principal balance and an amortized cost of approximately $22.4 million.

The following table summarizes our MBS and other securities at fair value according to their estimated weighted average life classifications as of September 30, 2016 (dollars in thousands):

Weighted Average Life	Fair Value	Net Weighted Average Coupon(1)
Less than or equal to three years	$98,205	4.8%
Greater than three years and less than or equal to five years	1,068,388	3.7%
Greater than five years and less than or equal to 10 years	1,285,057	3.7%
Greater than 10 years	241,022	5.4%
Total	$2,692,672	4.0%

(1)	Net weighted average coupon as of September 30, 2016 is presented net of servicing and other fees.

Our Agency Portfolio

The following table summarizes certain characteristics of our Agency portfolio by issuer and investment category as of September 30, 2016 (dollars in thousands):

	Principal Balance	Amortized Cost	Fair Value	Net Weighted Average Coupon (1)
Agency RMBS 20-Year and 30-Year
Fannie Mae	$1,209,631	$1,287,068	$1,315,580	3.9%
Freddie Mac	446,661	472,296	482,543	3.8%
Total Agency RMBS 20-Year and 30-Year	1,656,292	1,759,364	1,798,123	3.9%
Agency RMBS IOs and IIOs (2)
Fannie Mae	N/A	8,206	8,858	3.1%
Freddie Mac	N/A	8,917	8,917	2.5%
Ginnie Mae	N/A	10,065	10,232	3.7%
Total Agency RMBS IOs and IIOs (2)	N/A	27,188	28,007	3.0%
Agency RMBS IOs and IIOs accounted for as derivatives(2)
Fannie Mae	N/A	N/A	12,804	2.9%
Freddie Mac	N/A	N/A	2,854	3.5%
Ginnie Mae	N/A	N/A	9,780	4.1%
Total Agency RMBS IOs and IIOs accounted for as derivatives (2)	N/A	N/A	25,438	3.4%
Total: Agency RMBS	1,656,292	1,786,552	1,851,568	3.7%

Agency CMBS
Freddie Mac	4,553	4,553	4,283	4.5%
Agency CMBS IOs and IIOs (2)
Fannie Mae	N/A	557	605	4.6%
Agency CMBS IOs and IIOs accounted for as derivatives (2)
Ginnie Mae	N/A	N/A	8,850	0.6%
Total: Agency CMBS	4,553	5,110	13,738	1.2%
Total	$1,660,845	$1,791,662	$1,865,306	3.4%

(1)	Net weighted average coupon as of September 30, 2016 is presented net of servicing and other fees.

(2)	IOs and IIOs have no principal balances and bear interest based on a notional balance. The notional balance is used solely to determine interest distributions on the interest-only class of securities.

The following table details the constant prepayment rates for our Agency portfolio as of September 30, 2016, based on our Manager’s estimates which are based on third party models, as adjusted by our Manager, and are updated quarterly on a prospective basis:

Constant Prepayment Rates	Low	High
Agency RMBS
20-Year mortgage	7.79%	29.11%
30-Year mortgage	7.42%	32.59%
Agency RMBS IOs and IIOs	10.65%	26.36%
Agency RMBS IOs and IIOs accounted for as derivatives	6.72%	27.94%
Agency CMBS and Agency CMBS IOs and IIOs(1)	N/A	N/A
Agency CMBS IOs accounted for as derivatives(1)	N/A	N/A

(1)	CMBS generally include prepayment restrictions; therefore, there are no Constant Prepayment Rates available.

Our Non-Agency Portfolio

The following table presents the fair value and weighted average purchase price for each of our Non-agency RMBS categories, including IOs accounted for as derivatives, together with certain of their respective underlying loan collateral attributes and current performance metrics as of September 30, 2016 (fair value dollars in thousands):

		Weighted Average
Category	Fair Value	Purchase Price	Life (Years)	Original LTV	Original FICO	60+ Day Delinquent	6-Month CPR
Prime	$54,768	$72.52	11.3	72.5%	724	13.7%	12.8%
Alt-A	297,765	75.17	11.6	76.1%	702	19.1%	10.8%
Subprime	42,609	58.15	7.8	58.1%	633	21.8%	7.3%
Total	$395,142	$72.97	11.1	73.7%	698	18.6%	10.7%

The following table presents certain characteristics of our Non-Agency CMBS portfolio as of September 30, 2016 (dollars in thousands):

		Principal		Weighted Average
Type	Vintage	Balance	Fair Value	Life (Years)	Original LTV
Conduit:
	2006-2009	$254,620	$217,359	3.5	71.7%
	2010-2015	177,245	109,590	8.6	63.7%
		431,865	326,949	5.2	69.0%
Single Asset:
	2010-2015	47,540	41,949	6.3	67.4%
Total		$479,405	$368,898	5.3	68.9%

The following table summarizes the credit ratings of our Non-agency RMBS, Non-agency CMBS and other securities based on fair value as of September 30, 2016:

Non-Agency RMBS		Non-Agency CMBS		Other Securities
Credit Rating (1)	Percentage	Credit Rating(1)	Percentage	Credit Rating(1)	Percentage
BBB	0.2%	BBB	—%	BBB	—%
BBB-	—%	BBB-	1.1%	BBB-	—%
BB	—%	BB	6.5%	BB	—%
BB-	—%	BB-	5.9%	BB-	—%
B+	—%	B+	—%	B+	—%
B	—%	B	11.3%	B	—%
B-	0.6%	B-	5.8%	B-	—%
Below B	82.6%	Below B	51.7%	Below B	14.8%
Not Rated	16.6%	Not Rated	17.7%	Not Rated	85.2%
Total	100.0%	Total	100.0%	Total	100.0%

(1)
For securities for which one or two ratings are obtained, the lower rating is used. For securities for which three ratings are obtained, the middle rating is used. Ratings are obtained either from S&P or other rating agencies, stated in terms of the S&P equivalent.

The following table details information for our Non-Agency and other securities portfolio as of September 30, 2016, based on our Manager’s estimates which are based on third party models, as adjusted by our Manager, and are updated quarterly on a prospective basis:

	Cumulative Default		Cumulative Severity		Cumulative 5-Year CRR (1)
	Low	High	Low	High	Low	High
Non-Agency RMBS	3.50%	43.74%	20.00%	84.79%	3.13%	15.88%
Non-Agency RMBS IOs and IIOs	2.50%	40.40%	20.00%	85.00%	5.00%	12.84%
Non-Agency RMBS IOS and IIOs accounted for as derivatives	3.50%	9.17%	20.00%	48.69%	6.50%	14.89%
Non-Agency CMBS	N/A	N/A	N/A	N/A	N/A	N/A
Other securities	1.50%	2.02%	100.00%	100.00%	6.00%	15.42%

(1)	Conditional Repayment Rate

The mortgages underlying our Non-Agency RMBS and Non-Agency CMBS are located in various states across the United States and other countries. The following table presents the five largest concentrations by location for the mortgages collateralizing our Non-Agency RMBS and Non-Agency CMBS as of September 30, 2016 based on fair value (dollars in thousands):

	Non-Agency RMBS			Non-Agency CMBS
	Concentration	Fair Value		Concentration	Fair Value
California	34.5%	$136,146	California	12.5%	$46,228
Florida	8.6%	33,918	New York	6.8%	25,122
New York	8.3%	32,655	Florida	6.2%	23,040
Virginia	4.4%	17,558	Texas	6.2%	22,888
Maryland	4.1%	16,052	Virginia	5.6%	20,634

We made investments in certain Non-Agency RMBS inverse floaters. The coupon rates on these securities have an inverse relationship to a benchmark rate.   When the benchmark interest rate increases the coupon payment rate will decrease because the benchmark interest rate is deducted from the coupon payment.  We generally purchased these securities at a premium.  Accelerated prepayments on these bonds could result in an economic loss, as we would not recover the upfront premium.  The premiums are amortized into income using the effective interest rate method.  As of September 30, 2016 and December 31, 2015, we held $74.0 million and $79.1 million, respectively, in Non-Agency RMBS inverse floaters.

Our Whole-Loan Portfolio

Our Residential Whole-Loans are comprised of non-qualifying, mostly adjustable rate mortgages with low LTV’s.  The following table presents certain information about our Residential Whole-Loans investment portfolio at September 30, 2016 (dollars in thousands):

			Weighted Average
Current Coupon Rate	Number of Loans	Principal Balance	Original LTV	Original FICO Score(1)	Expected Life (years)	Contractual Maturity (years)	Coupon Rate
3.01 – 4.00%	106	$38,223	56.6%	735	1.3	26.6	4.0%
4.01 – 5.00%	114	45,722	57.7%	728	1.6	28.0	4.7%
5.01 – 6.00%	281	111,610	55.2%	722	1.5	27.3	5.1%
6.01 – 7.00%	5	3,096	71.2%	738	1.3	21.3	6.3%
Total	506	$198,651	56.3%	726	1.5	27.3	4.8%

(1)
The original FICO score is not available for 157 loans with a principal balance of approximately $68.3 million at September 30, 2016. We have excluded those loans from the weighted average computation.

The following table presents the U.S. states in which the collateral securing our Residential Whole-Loans at September 30, 2016 based on principal balance is located (dollars in thousands):

	State Concentration	Principal Balance
California	84.9%	$168,889
Washington	5.9%	11,785
Massachusetts	5.4%	10,753
New York	2.3%	4,479
Georgia	0.8%	1,521
Other	0.7%	1,224
Total	100.0%	$198,651

As of September 30, 2016, all of our Residential Whole-Loans were performing.

Investment Activity

The following tables present our investment portfolio activity for the three and nine months ended September 30, 2016 and September 30, 2015 (dollars in thousands):

	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
	Purchases	Principal Payments and Basis Recovery	Proceeds from Sales	Purchases	Principal Payments and Basis Recovery	Proceeds from Sales
Agency RMBS and Agency RMBS IOs and IIOs	$355,762	$65,698	$42,427	$643,766	$167,443	$366,677
Non-Agency RMBS	1,247	12,602	15,209	12,043	46,816	120,649
Agency CMBS and Agency CMBS IOs and IIOs	—	1,590	8,216	—	4,105	18,637
Non-Agency CMBS	—	8,067	9,194	—	31,216	34,188
Other securities	27,346	159	14,485	728,182	1,924	764,711
Total MBS and other securities	$384,355	$88,116	$89,531	$1,383,991	$251,504	$1,304,862
Residential Whole-Loans (1)	29,398	14,493	—	29,398	42,827	—
Total MBS and other securities: Including Whole-Loans and securitized commercial loan	$413,753	$102,609	$89,531	$1,413,389	$294,331	$1,304,862

(1)	For the three and nine ended September 30, 2016, purchases of Residential Whole-Loans include premiums of $573 thousand and $573 thousand paid at acquisition, respectively.

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
	Purchases	Principal Payments and Basis Recovery	Proceeds from Sales	Purchases	Principal Payments and Basis Recovery	Proceeds from Sales
Agency RMBS and Agency RMBS IOs and IIOs	$—	$82,022	$421,351	$159,048	251,018	931,332
Non-Agency RMBS	—	18,835	25,663	128,066	55,765	233,257
Agency CMBS and Agency CMBS IOs and IIOs	—	1,584	—	—	3,848	—
Non-Agency CMBS	66,758	560	55,637	182,339	1,497	146,525
Other securities	30,000	1,938	760,199	95,126	2,933	776,564
Total MBS and other securities	$96,758	$104,939	$1,262,850	$564,579	315,061	$2,087,678
Residential Whole-Loans(1)	132,401	6,514	—	149,726	9,077	—
Commercial Whole-Loans	—	8,750	—	8,750	8,750	—
Total MBS and other securities: Including Residential and Commercial Whole-Loans	$229,159	$120,203	$1,262,850	$723,055	$332,888	$2,087,678

(1)	For the three and nine months ended September 30, 2015 purchases of Residential Whole-Loans include premiums of $2.1 million and $2.4 million paid at acquisition, respectively.

The following table presents the vintage of our investment portfolio at September 30, 2016:

	2001	2003	2005	2006	2007	2011	2012	2013	2014	2015	2016	Total
Agency RMBS
20-Year Mortgage	—%	—%	—%	—%	—%	—%	2.0%	9.8%	5.5%	1.4%	—%	18.7%
30-Year Mortgage	—%	—%	—%	—%	—%	0.1%	8.5%	6.6%	9.5%	3.9%	14.5%	43.1%
Agency RMBS Interest Only- Strips	—%	—%	—%	—%	—%	—%	0.4%	0.1%	0.2%	—%	0.2%	0.9%
Agency RMBS Interest-Only Strips, accounted for as derivatives	—%	—%	—%	0.1%	—%	0.1%	0.5%	—%	—%	—%	—%	0.7%
Agency CMBS	—%	—%	—%	—%	—%	—%	—%	—%	0.1%	—%	—%	0.1%
Agency CMBS interest-Only Strips	—%	—%	—%	—%	—%	—%	—%	—%	0.1%	—%	—%	0.1%
Agency CMBS Interest-Only Strips, accounted for as derivatives	—%	—%	—%	—%	—%	—%	0.1%	0.2%	—%	—%	—%	0.3%
Non-Agency RMBS	—%	0.1%	3.5%	2.5%	2.7%	—%	—%	—%	0.2%	1.6%	—%	10.6%
Non-Agency RMBS Interest Only- Strips	—%	—%	0.2%	0.7%	1.9%	—%	—%	—%	—%	—%	—%	2.8%
Non-Agency RMBS Interest-Only Strips, accounted for as derivatives	—%	—%	0.1%	—%	—%	—%	—%	—%	—%	—%	—%	0.1%
Non-Agency CMBS	—%	—%	—%	3.9%	3.5%	1.1%	0.2%	0.1%	0.9%	2.8%	—%	12.5%
Other securities	0.3%	—%	—%	—%	—%	—%	—%	—%	0.5%	0.4%	1.0%	2.2%
Residential Whole-Loans	—%	—%	—%	—%	—%	0.2%	0.4%	3.5%	1.7%	0.2%	1.1%	7.1%
Securitized commercial loan	—%	—%	—%	—%	—%	—%	—%	—%	—%	0.8%	—%	0.8%
Total	0.3%	0.1%	3.8%	7.2%	8.1%	1.5%	12.1%	20.3%	18.7%	11.1%	16.8%	100%

As of September 30, 2016 the weighted average expected remaining term to the expected maturity of our investment portfolio was 5.7 years.

Financing Activity

We have entered into repurchase agreements to finance the vast majority of our investments.  These agreements are secured by substantially all of our investments and bear interest at rates that have historically moved in close relationship to LIBOR.  The following table summarizes our repurchase agreements and the fair value of the collateral pledged as of September 30, 2016 and December 31, 2015 (dollars in thousands):

	September 30, 2016		December 31, 2015
Collateral	Repurchase Agreement Borrowings Outstanding	Fair Value of Collateral Pledged (1)	Repurchase Agreement Borrowings Outstanding	Fair Value of MBS Collateral Pledged
Agency RMBS	$1,784,448	$1,841,935	$1,601,713	$1,658,865
Agency CMBS	10,725	13,737	32,699	37,872
Non-Agency RMBS	270,060	395,064	380,177	530,110
Non-Agency CMBS	256,544	358,481	323,670	449,771
Whole-Loans and securitized commercial loan(1)	173,901	218,399	180,892	232,538
Other securities	27,858	50,912	66,650	101,099
Borrowings under repurchase agreements	2,523,536	2,878,528	2,585,801	3,010,255
Less unamortized debt issuance cost	56	N/A	134	N/A
Borrowings under repurchase agreements, net	$2,523,480	$2,878,528	$2,585,667	$3,010,255

(1)	Repurchase borrowings and collateral pledged attributed to Whole-Loans and securitized commercial loan owned through trust certificates. The trust certificates are eliminated upon consolidation.

The following tables present our repurchase agreement borrowing activity, by type of collateral pledged, for the three and nine months ended September 30, 2016 and September 30, 2015 (dollars in thousands):

	Three Months Ended September 30, 2016		Nine Months Ended September 30, 2016
Collateral	Proceeds	Repayments	Proceeds	Repayments
Agency RMBS	$2,119,828	$1,882,784	$6,031,664	$5,848,926
Agency CMBS	45,213	54,746	154,568	176,542
Non-Agency RMBS	513,797	523,329	1,330,783	1,440,901
Non-Agency CMBS	412,562	431,121	1,192,568	1,260,073
Whole-Loans and securitized commercial loan(1)	494,263	482,095	1,587,853	1,594,845
Other securities	97,747	96,599	378,337	417,129
Total	$3,683,410	$3,470,674	$10,675,773	$10,738,416

(1)	Repurchase borrowings collateralized by Whole-Loans and securitized commercial loan owned through trust certificates. The trust certificates are eliminated upon consolidation.

	Three Months Ended September 30, 2015		Nine Months Ended September 30, 2015
Collateral	Proceeds	Repayments	Proceeds	Repayments
Agency RMBS	$2,918,120	$3,426,576	$9,653,715	$10,635,086
Agency CMBS	56,414	57,645	200,113	203,094
Non-Agency RMBS	544,168	565,300	1,772,226	1,869,682
Non-Agency CMBS	458,488	453,841	1,490,964	1,467,131
Whole-Loans and securitized commercial loan(1)	110,259	8,839	123,871	10,387
Other securities	146,322	117,695	404,966	356,337
Total	$4,233,771	$4,629,896	$13,645,855	$14,541,717

(1)	Repurchase borrowings collateralized by Whole-Loans and securitized commercial loan owned through trust certificates. The trust certificates are eliminated upon consolidation.

At September 30, 2016, we had outstanding repurchase agreement borrowings with the following counterparties totaling approximately $2.5 billion:

(dollars in thousands) Repurchase Agreement Counterparties	Amount Outstanding(1)	Percent of Total Amount Outstanding	Fair Value of Company Investments Held as Collateral(2)	Counterparty Rating(3)
Merrill Lynch Pierce Fenner & Smith Inc.	$546,743	21.7%	$556,038	A+
Morgan Stanley & Co. LLC	318,054	12.6%	353,876	A+
RBC (Barbados) Trading Bank Corporation	226,648	9.0%	296,819	P-1
Wells Fargo Bank N.A.	208,704	8.3%	221,644	AA-
TD Securities (USA) LLC	174,754	6.9%	182,505	AA-
Credit Suisse AG, Cayman Islands Branch	167,111	6.6%	205,029	A
Barclays Capital Inc.	159,816	6.3%	184,941	A-
The Bank of Nova Scotia	96,610	3.8%	98,099	A+
Deutsche Bank Securities LLC	90,887	3.6%	94,600	BBB+
RBC Capital Markets LLC	85,945	3.4%	89,136	AA-
Deutsche Bank AG	84,301	3.3%	110,261	BBB+
Credit Suisse Securities (USA) LLC	77,458	3.1%	138,207	A
Goldman Sachs Bank USA	72,279	2.9%	110,394	A+
KGS-Alpha Capital Markets, L.P.	60,048	2.4%	61,881	Unrated
BNP Paribas Securities Corporation	55,099	2.2%	58,984	A
Mizuho Securities USA Inc.	54,169	2.1%	60,098	A
Nomura Securities International, Inc.	39,824	1.6%	49,164	Unrated(4)
All other counterparties (5)	5,086	0.2%	6,999
Total	$2,523,536	100.0%	$2,878,675

(1)	Excludes unamortized debt issuance costs of $56 thousand.

(2)
Fair value of Company assets held as collateral includes Residential Whole-Loans and securitized commercial loan owned through trust certificates with a fair value of $204.9 million and $13.5 million, respectively.

(3)
The counterparty ratings presented above are the long-term issuer credit ratings as rated at September 30, 2016 by S&P, except for RBC (Barbados) Trading Bank Corporation which is the short-term issuer credit rating by Moody’s at September 30, 2016.

(4)	Nomura Holdings, Inc., the parent company of Nomura Securities International, Inc., is rated BBB+ by S&P at September 30, 2016.

(5)
Represents amount outstanding with one counterparty which holds collateral valued less than 5% of our stockholders’ equity as security for our obligations under the applicable repurchase agreements as of September 30, 2016.

At December 31, 2015, we had outstanding repurchase agreement borrowings with the following counterparties totaling approximately $2.6 billion:

(dollars in thousands) Repurchase Agreement Counterparties	Amount Outstanding(1)	Percent of Total Amount Outstanding	Fair Value of Company Investments Held as Collateral(2)	Counterparty Rating(3)
Merrill Lynch Pierce Fenner & Smith Inc.	$347,601	13.4%	$347,998	A
RBC (Barbados) Trading Bank Corporation	322,154	12.5%	420,564	P-1
Credit Suisse Securities (USA) LLC	310,897	12.0%	429,833	A
JP Morgan Securities LLC	301,424	11.7%	324,133	A+
Barclays Capital Inc.	222,058	8.6%	262,381	A-
UBS Securities LLC	143,318	5.5%	193,130	A
BNP Paribas Securities Corporation	123,181	4.8%	129,483	A+
Goldman Sachs Bank USA	117,897	4.6%	120,848	A
Deutsche Bank Securities LLC	110,610	4.3%	120,550	BBB+
TD Securities (USA) LLC	88,157	3.4%	92,686	AA-
Mizuho Securities USA Inc.	85,825	3.3%	96,008	(P)A2
KGS-Alpha Capital Markets, L.P.	72,778	2.8%	76,261	Unrated
Morgan Stanley & Co. LLC	67,110	2.6%	72,693	A
Nomura Securities International, Inc.	65,677	2.5%	79,196	Unrated(4)
Deutsche Bank AG	61,442	2.4%	90,260	BBB+
RBC Capital Markets LLC	59,695	2.3%	62,029	AA-
The Bank of Nova Scotia	58,801	2.3%	59,922	A+
All other counterparties (5)	27,176	1.0%	32,280
Total	$2,585,801	100.0%	$3,010,255

(1)	Excludes unamortized debt issuance costs of $134 thousand.

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

We record the liability for MBS and other securities purchased, for which settlement has not taken place as an investment related payable.  As of September 30, 2016, we had investment related payables of $0.

The following tables present our repurchase agreement borrowings by type of collateral pledged as of September 30, 2016 and September 30, 2015, and the respective Cost of Funds for the periods then ended (dollars in thousands):

Collateral	Balance (GAAP) September 30, 2016	Weighted Average Cost of Funds for the three months ended September 30, 2016	Weighted Average Cost of Funds for the nine months ended September 30, 2016	Balance (GAAP) September 30, 2015	Weighted Average Cost of Funds for the three months ended September 30, 2015	Weighted Average Cost of Funds for the nine months ended September 30, 2015
Agency RMBS	$1,784,448	0.76%	0.75%	$2,012,976	0.49%	0.43%
Agency CMBS	10,725	1.71%	1.82%	35,049	1.40%	1.23%
Non-Agency RMBS	270,060	2.26%	2.18%	386,779	1.64%	1.59%
Non-Agency CMBS	256,544	2.30%	2.17%	332,678	1.64%	1.60%
Whole-Loans and securitized commercial loan (1)	173,901	2.47%	2.52%	118,415	2.65%	2.68%
Other securities	27,858	2.67%	2.63%	124,371	1.83%	1.87%
Total	$2,523,536	1.26%	1.27%	$3,010,268	0.90%	0.75%

(1)	Repurchase borrowings collateralized by Whole-Loans and securitized commercial loan owned through trust certificates. The trust certificates are eliminated upon consolidation.

The following tables present our repurchase agreement borrowings by type of collateral pledged as of September 30, 2016 and September 30, 2015, and the respective Effective Cost of Funds (Non-GAAP financial measure) for the periods then ended (dollars in thousands), see “Non-GAAP financial measures”:

Collateral	Balance (GAAP) September 30, 2016	Weighted Average Effective Cost of Funds for the three months ended September 30, 2016	Weighted Average Effective Cost of Funds for the nine months ended September 30, 2016	Balance (GAAP) September 30, 2015	Weighted Average Effective Cost of Funds for the three months ended September 30, 2015	Weighted Average Effective Cost of Funds for the nine months ended September 30, 2015
Agency RMBS	$1,784,448	0.76%	0.75%	$2,012,976	0.49%	0.43%
Agency CMBS	10,725	1.71%	1.82%	35,049	1.40%	1.23%
Non-Agency RMBS	270,060	2.26%	2.18%	386,779	1.64%	1.59%
Non-Agency CMBS	256,544	2.30%	2.17%	332,678	1.64%	1.60%
Whole-Loans and securitized commercial loans(2)	173,901	2.47%	2.52%	118,415	2.65%	2.68%
Other securities	27,858	2.67%	2.63%	124,371	1.83%	1.87%
Interest rate swaps	n/a	1.14%	1.22%	n/a	0.68%	0.41%
Total	$2,523,536	2.43%	2.53%	$3,010,268	1.58%	1.16%

(1)
The effective cost of funds for the three and nine months ended September 30, 2016 and September 30, 2015, is calculated on an annualized basis and include interest expense for the periods and net periodic interest payments on interest rate swaps, net of premium amortization on MAC swaps, of approximately $6.7 million, $21.9 million, $5.2 million and $10.8 million, respectively. While swaps are not accounted for using hedge accounting, such instruments are viewed by us as an economic hedge against increases in interest rates on our liabilities and are classified as hedges for U.S. federal income tax purposes in satisfying the REIT requirements.  See “Non-GAAP Financial Measures.”

(2)	Repurchase agreement borrowings collateralized by Whole-Loans and securitized commercial loan owned through trust certificates. The trust certificates are eliminated upon consolidation.

The following table presents our average repurchase agreement borrowings, excluding unamortized debt issuance costs, by type of collateral pledged for the three and nine months ended September 30, 2016 and September 30, 2015 (dollars in thousands):

Collateral	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Agency RMBS	$1,602,770	$2,076,450	$1,558,747	$2,606,830
Agency CMBS	14,895	35,866	21,453	37,171
Non-Agency RMBS	275,900	403,294	302,219	428,576
Non-Agency CMBS	270,633	326,942	291,178	324,624
Whole-Loans and securitized commercial loan (1)	165,326	105,466	169,370	42,280
Other securities	25,171	116,671	35,354	96,900
Total	$2,354,695	$3,064,689	$2,378,321	$3,536,381
Maximum borrowings during the period(2)	2,523,536	3,092,726	2,523,536	3,968,357

(1)	Repurchase agreement borrowings collateralized by Whole-Loans and securitized commercial loan owned through trust certificates. The trust certificates are eliminated upon consolidation.

(2)	Amount represents the maximum borrowings at month-end during each of the respective periods.

Derivative Instruments.  As of September 30, 2016, we had entered into interest rate swaps designed to mitigate the effects of increases in interest rates of our repurchase agreements as such repurchase agreements are renewed and/or extended.  The interest rate swaps generally provide for fixed interest rates that are indexed off of LIBOR and are viewed by us to effectively fix the floating interest rates, on our repurchase agreements.  In managing our interest rate swap position in conjunction with our hedging strategy and potential tax implications, we may enter into variable-rate payment swaps which effectively act as an offset to fixed-rate payment swaps. As of September 30, 2016, we have entered into approximately $3.7 billion of interest rate swaps, excluding forward starting interest rate swaps of $1.8 billion and $4.0 billion variable-rate payment interest rate swaps to effectively hedge of our borrowings under our repurchase agreements.

The following tables present information about our fixed pay rate interest rate swaps as of September 30, 2016 and December 31, 2015 (dollars in thousands):

	September 30, 2016					December 31, 2015
Remaining Interest Rate Swap Term	Notional Amount	Fair Value Net	Average Fixed Pay Rate	Average Maturity (Years)	Forward Starting	Notional Amount	Fair Value Net	Average Fixed Pay Rate	Average Maturity (Years)	Forward Starting
1 year or less	$—	$—	—%	—	—%	$1,286,000	$163	0.6%	0.6	—%
Greater than 1 year and less than 3 years	1,098,900	(2,971)	1.1%	1.6	79.6%	1,131,800	(1,450)	1.1%	1.4	—%
Greater than 3 years and less than 5 years	2,006,200	(52,187)	1.8%	4.2	33.9%	1,345,200	(22,705)	2.1%	4.6	—%
Greater than 5 years	2,358,300	(266,847)	2.6%	9.9	10.7%	2,404,600	(131,744)	2.8%	10.2	29.5%
Total	$5,463,400	$(322,005)	2.0%	6.1	33.1%	$6,167,600	$(155,736)	1.9%	5.4	11.5%

The following tables present information about our variable pay rate interest rate swaps as of September 30, 2016 and December 31, 2015 (dollars in thousands):

	September 30, 2016					December 31, 2015
Remaining Interest Rate swap Term	Notional Amount	Fair Value Net	Average Variable Pay Rate	Average Maturity (Years)	Forward Starting	Notional Amount	Fair Value Net	Average Variable Pay Rate	Average Maturity (Years)	Forward Starting
Greater than 3 years and less than 5 years	$2,036,500	$21,227	0.7%	4.1	—%	$1,170,700	$(8,902)	0.4%	4.5	—%
Greater than 5 years	1,936,500	96,742	0.8%	10.1	—%	1,102,200	(4,032)	0.4%	12.3	—%
Total	$3,973,000	$117,969	0.8%	7.0	—%	$2,272,900	$(12,934)	0.4%	8.2	—%

At September 30, 2016, we had no swaptions in our derivative holdings. The following tables present information about our interest rate swaptions as of December 31, 2015 (dollars in thousands):

	December 31, 2015
	Option		Underlying Swap
Fixed-Pay Rate for Underlying Swap	Fair Value	Weighted Average Months Until Option Expiration	Notional Amount	Weighted Average Swap Term (Years)
1.76 – 2.00%	$890	2.1	$400,000	5.0
2.01 – 2.25%	129	2.1	100,000	5.0
2.26 – 2.50%	1	5.8	105,000	1.0
Total	$1,020	2.7	$605,000	4.3

	December 31, 2015
	Option		Underlying Swap
Variable-Pay Rate for Underlying Swap	Fair Value	Weighted Average Months Until Option Expiration	Notional Amount	Weighted Average Swap Term (Years)
1.26 – 1.50%	$459	2.1	$500,000	5.0
Total	$459	2.1	$500,000	5.0

We also purchased or shorted TBAs.  As of September 30, 2016 and December 31, 2015, we had contracts to purchase (“long position”) and sell (“short position”) TBAs on a forward basis.  Following is a summary of our long and short TBA positions reported in Derivative assets, at fair value and Derivative liability, at fair value in our Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015 (dollars in thousands):

	September 30, 2016		December 31, 2015
	Notional Amount	Fair Value	Notional Amount	Fair Value
Purchase contracts, asset	$1,104,500	$4,073	$1,650,000	$3,268
TBA securities, asset	1,104,500	4,073	1,650,000	3,268
Purchase contracts, liability	300,000	(105)	—	—
Sale contracts, liability	(514,500)	(2,081)	(825,000)	(893)
TBA securities, liability	(214,500)	(2,186)	(825,000)	(893)
TBA securities, net	$890,000	$1,887	$825,000	$2,375

The following table presents additional information about our contracts to purchase and sell TBAs for the nine months ended September 30, 2016 (dollars in thousands):

	Notional Amount as of		Settlement, Termination, Expiration or Exercise	Notional Amount as of
	December 31, 2015	Additions		September 30, 2016
Purchase of TBAs	$1,650,000	$9,704,500	$(9,950,000)	$1,404,500
Sale of TBAs	$825,000	$9,639,500	$(9,950,000)	$514,500

We may enter into Eurodollar, Volatility Index, and U.S. Treasury futures. As of September 30, 2016, we had entered into contracts to buy (“long position”) U.S. Treasury futures with a notional amount of $3.6 million, a fair value in an asset position of $54 thousand and an expiration date of December 2016.  In addition, as of September 30, 2016, we had entered into contracts to sell (“short position”) U.S. Treasury Futures with a notional amount of $32.0 million, a fair value in an asset position of $15 thousand and an expiration date of December 2016. As of December 31, 2015, we had entered into contracts to buy (“long position”) U.S. Treasuries with a notional amount of $480.8 million, a fair value in a liability position of $635 thousand and an expiration date of March 2016.

We have invested in and, in the future, may invest in additional assets which are denominated in a currency or currencies other than U.S. dollars.  Similarly, we have and may in the future, finance such assets in a currency or currencies other than U.S. dollars.  In order to mitigate the impact to us, we may enter into derivative financial instruments, including foreign currency swaps and foreign currency forwards, to manage fluctuations in the valuation between U.S. dollars and such foreign currencies.  Foreign currency swaps involve the payment of a foreign currency at fixed interest rate on a fixed notional amount and the receipt of U.S. dollars at a fixed interest rate on a fixed notional amount.  Foreign currency forwards provide for the payment of a fixed amount of a foreign currency in exchange for a fixed amount of U.S. dollars at a date certain in the future.  The carrying value of foreign currency swaps and forwards is included in Derivative assets (liabilities), at fair value in our Consolidated Balance Sheets with changes in valuation included in Gain (loss) on derivative instruments, net in our Consolidated Statement of Operations.  The following is a summary of our foreign currency forwards at September 30, 2016 and December 31, 2015 (dollars and euros in thousands):

	September 30, 2016				December 31, 2015
Derivative Type	Notional Amount	Notional (USD )	Maturity	Fair Value	Notional Amount	Notional (USD)	Maturity	Fair Value
Buy EUR/Sell USD currency forward	€6,542	$7,253	October 2016	$105	€—	$—	n/a	$—
Buy USD/Sell EUR currency forward	€750	$849	October 2016	$6	€5,083	$5,825	January 2016	$302
Buy EUR/Sell USD Currency forward	€98	$111	November 2016	$—	€—	$—	n/a	$—
Currency forwards, assets	€7,390	$8,213	n/a	$111	€5,083	$5,825	n/a	$302
Buy EUR/Sell USD currency forward	€280	$316	November 2016	$(1)	€6,800	$7,671	January 2016	$(281)
Buy USD/Sell EUR currency forward	€5,083	$5,634	October 2016	$(81)	€—	$—	n/a	$—
Currency forwards, liabilities	€5,363	$5,950	n/a	$(82)	€6,800	$7,671	n/a	$(281)
Total currency forwards	€12,753	$14,163	n/a	$29	€11,883	$13,496	n/a	$21

 The following is a summary of our foreign currency swaps with a fair value of $1.3 million and $7.2 million at September 30, 2016 and December 31, 2015, respectively (dollars and euros in thousands):

	September 30, 2016					December 31, 2015
	Date entered	Maturity	Fixed Rate	Denomination	Notional Amount	Date entered	Maturity	Fixed Rate	Denomination	Notional Amount
Payer	June 2014	July 2024	7.25%	EUR	4,100	June 2014	July 2024	7.25%	EUR	18,500
Receiver	June 2014	July 2024	9.005%	USD	5,576	June 2014	July 2024	9.005%	USD	25,160

Results of Operations

General

For the three and nine months ended September 30, 2016, we had net income of $32.3 million and $13.3 million respectively, or $0.77 and $0.31 per basic and diluted weighted average common share, respectively, compared to net loss of $1.9 million and net income of $10.6 million or $(0.05) and $0.24 per basic and diluted weighted average common share for the three and nine months ended September 30, 2015, respectively.  Our results of operations, for the three and nine months ended September 30, 2016, were impacted by a smaller investment portfolio coupled with a higher average cost of funds resulting in lower net interest income of our investment portfolio. The decrease in net interest income was offset by increases in fair value of our investment portfolio, as a result of generally tightening spreads on our investments and increases in the fair value of our derivative portfolio.

Net Interest Income

The following table sets forth certain information regarding our net investment income for the three and nine months ended September 30, 2016 and September 30, 2015 (dollars in thousands):

Period Ended	Average Amortized Cost of Assets	Total Interest Income(1)	Yield on Average Assets	Average Balance of Borrowings	Total Interest Expense	Average Cost of Funds(2)	Net Interest Income	Net Interest Spread
Three months ended September 30, 2016
Agency RMBS	$1,725,322	$10,269	2.37%	$1,602,770	$3,042	0.76%	$7,227	1.61%
Agency CMBS	9,621	172	7.11%	14,895	64	1.71%	108	5.40%
Non-Agency RMBS	363,042	7,404	8.11%	275,900	1,569	2.26%	5,835	5.85%
Non-Agency CMBS	401,588	7,975	7.90%	270,633	1,562	2.30%	6,413	5.60%
Residential Whole-Loans	180,641	1,562	3.44%	158,315	976	2.45%	586	0.99%
Securitized commercial loan	25,000	575	9.15%	18,011	303	6.69%	272	2.46%
Other Securities	48,842	1,197	9.75%	25,171	169	2.67%	1,028	7.08%
Total	$2,754,056	$29,154	4.21%	$2,365,695	$7,685	1.29%	$21,469	2.92%

Three months ended September 30, 2015
Agency RMBS	$2,282,135	$14,931	2.60%	$2,076,450	$2,590	0.49%	$12,341	2.11%
Agency CMBS	27,639	385	5.53%	35,866	127	1.40%	258	4.13%
Non-Agency RMBS	538,623	8,839	6.51%	403,294	1,668	1.64%	7,171	4.87%
Non-Agency CMBS	440,196	7,675	6.92%	326,942	1,352	1.64%	6,323	5.28%
Residential Whole-Loans	129,364	1,128	3.46%	105,466	705	2.65%	423	0.81%
Commercial Whole-Loans	6,182	171	10.97%	—	—	—%	171	10.97%
Other Securities	176,279	2,692	6.06%	116,671	539	1.83%	2,153	4.23%
Total	$3,600,418	$35,821	3.95%	$3,064,689	$6,981	0.90%	$28,840	3.05%

Nine months ended September 30, 2016
Agency RMBS	$1,629,762	$28,472	2.33%	$1,558,747	$8,782	0.75%	$19,690	1.58%
Agency CMBS	17,231	836	6.48%	21,453	293	1.82%	543	4.66%
Non-Agency RMBS	412,501	22,993	7.45%	302,219	4,942	2.18%	18,051	5.27%
Non-Agency CMBS	423,670	24,783	7.81%	291,178	4,731	2.17%	20,052	5.64%
Residential Whole-Loans	193,594	5,254	3.63%	162,455	3,046	2.50%	2,208	1.13%
Securitized commercial loan	25,000	1,713	9.15%	17,915	900	6.71%	813	2.44%
Other Securities	66,954	3,941	7.86%	35,354	697	2.63%	3,244	5.23%
Total	$2,768,712	$87,992	4.25%	$2,389,321	$23,391	1.31%	$64,601	2.94%

Nine months ended September 30, 2015
Agency RMBS	$2,884,986	$58,508	2.71%	$2,606,830	$8,432	0.43%	$50,076	2.28%
Agency CMBS	28,895	1,082	5.01%	37,171	343	1.23%	739	3.78%
Non-Agency RMBS	580,881	27,833	6.41%	428,576	5,089	1.59%	22,744	4.82%
Non-Agency CMBS	442,676	21,857	6.60%	324,624	3,895	1.60%	17,962	5.00%
Residential Whole-Loans	51,726	1,360	3.52%	42,280	847	2.68%	513	0.84%
Commercial Whole-Loans	6,282	424	9.02%	—	—	—%	424	9.02%
Other Securities	144,573	6,592	6.10%	96,900	1,354	1.87%	5,238	4.23%
Total	$4,140,019	$117,656	3.80%	$3,536,381	$19,960	0.75%	$97,696	3.05%

(1) Amount includes net (amortization of premiums), accretion of discounts and (amortization/recovery of basis) of approximately $(6.3) million for Agency RMBS, $(505) thousand for Agency CMBS, approximately $(1.2) million for Non-Agency RMBS, approximately $2.0 million for Non-Agency CMBS, approximately $(544) thousand for Residential Whole-Loans and $732 thousand for other securities for the three months ended September 30, 2016. For the three months ended September 30, 2015, amount includes net (amortization of premiums), accretion of discounts and (amortization/recovery of basis) of approximately $(11.6) million for Agency RMBS, $(592) thousand for Agency CMBS, approximately $(2.3) million for Non-Agency RMBS, approximately $603 thousand for Non-Agency CMBS, approximately $(371) thousand for Residential Whole-Loans and approximately $770 thousand for other securities.  For the nine months ended September 30, 2016, amount includes net (amortization of premiums), accretion of discounts and (amortization/recovery of basis) of approximately $(22.2) million for Agency RMBS, $(1.4) million for Agency CMBS, approximately $(4.1) million for Non-Agency RMBS, approximately $5.5 million for Non-Agency CMBS, approximately $(1.6) million for Residential Whole-Loans and approximately $2.3 million for other securities.  For the nine months ended September 30, 2015, amount includes net (amortization of premiums), accretion of discounts and (amortization/recovery of basis) of approximately $(39.5) million for Agency RMBS, approximately $(1.7) million for Agency CMBS, approximately $(6.6) million for Non-Agency RMBS, approximately $2.2 million for Non-Agency CMBS, approximately $(483) thousand for Residential Whole-Loans and approximately $1.9 million for other securities.
(2) For the three and nine months ended September 30, 2016, cost of funds does not include accrual and settlement of interest, net of premium amortization on MAC swaps, of approximately $6.7 million and $21.9 million, respectively, associated with derivative instruments.  For the three and nine months ended September 30, 2015, cost of funds does not include accrual and settlement of interest, net of premium amortization on MAC swaps, of approximately $5.2 million and $10.8 million, respectively, associated with derivative instruments.  In accordance with GAAP, such costs are included in gain (loss) on derivative instruments, in our Consolidated Statement of Operations.

For the three and nine months ended September 30, 2016, we earned interest income on our investments of approximately $29.2 million and $88.0 million, respectively, and incurred interest expense, which primarily related to our borrowings under repurchase of approximately $7.7 million and $23.4 million, respectively.  For the three and nine months ended September 30, 2015, we earned interest income on our investments of approximately $35.8 million and $117.7 million, respectively, and incurred interest expense, which primarily related to our borrowings under repurchase of approximately $7.0 million and $20.0 million, respectively.  The decrease in interest income for the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015 was primarily the result of an overall smaller investment portfolio which was offset by a higher yield on our investment portfolio due to our strategic shift to deploy capital to credit-sensitive investments, generating higher yields and spreads, relative to our Agency RMBS.  Our yield on average assets for the three and nine months ended September 30, 2016 increased to 4.21% and 4.25%, respectively, from 3.95% and 3.80% for the three and nine months ended September 30, 2015.  Our higher borrowing costs were a result of: (i) the increase in interest rates and (ii) increased interest costs associated with financing our credit-sensitive investments which generally have higher interest rates than repurchase agreements on Agency RMBS. The increase was partially offset by lower average repurchase agreement borrowings.  Our average borrowings decreased from $3.1 billion and $3.5 billion for the three and nine months ended September 30, 2015, respectively to $2.4 billion and $2.4 billion for the three and nine months ended September 30, 2016, respectively, while the average cost of funds for the same periods, increased from 0.90% and 0.75% for the three and nine months ended September 30, 2015, respectively, to 1.29% and 1.31% for the three and nine months ended September 30, 2016, respectively.  While the yield on our investments increased our average cost of funds also increased for the three and nine months ended September 30, 2016, resulting in a decrease in net interest spread to 2.92% and 2.94% for the three and nine months ended September 30, 2016 from 3.05% and 3.05% for the three and nine months ended September 30, 2015, respectively.  Other factors impacting interest income include assumptions pertaining prepayments, defaults and loss severity on our investment portfolio.

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

The following tables present the sales and realized gains (loss) of our investments for each of the three and nine months ended September 30, 2016 and September 30, 2015 (dollars in thousands):

	Three Months Ended September 30, 2016				Nine Months Ended September 30, 2016
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Agency RMBS (1)	$42,427	$—	$(138)	$(138)	$358,029	$5,250	$(5,764)	$(514)
Agency CMBS	8,216	45	—	45	18,637	54	(55)	(1)
Non-Agency RMBS	15,209	1,306	—	1,306	120,649	3,100	(4,559)	(1,459)
Non-Agency CMBS	9,194	—	(1,452)	(1,452)	34,188	—	(4,381)	(4,381)
Other securities	14,485	1,678	$—	1,678	764,711	3,496	(2,109)	1,387
Total	$89,531	$3,029	$(1,590)	$1,439	$1,296,214	$11,900	$(16,868)	$(4,968)

(1)
For the nine months ended September 30, 2016, excludes proceeds for Agency Interest-Only Strips, accounted for as derivatives, of approximately $8.6 million, gross realized gains of $300 thousand and gross realized losses of $455 thousand. For the three months ended September 30, 2016, there were no sales of Agency Interest-Only Strips, accounted for as derivatives.

	Three months ended September 30, 2015				Nine months ended September 30, 2015
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Agency RMBS	$416,070	$2,408	$(4,094)	$(1,686)	$926,051	$6,243	$(7,671)	$(1,428)
Non-Agency RMBS	25,663	1,305	—	1,305	233,257	11,066	(174)	10,892
Non-Agency CMBS	55,637	772	(71)	701	146,525	2,123	(80)	2,043
Other securities	760,199	59	(2,861)	(2,802)	776,564	621	(2,861)	(2,240)
Total	$1,257,569	$4,544	$(7,026)	$(2,482)	$2,082,397	$20,053	$(10,786)	$9,267

(1)
For the three and nine months ended September 30, 2015, excludes proceeds for Agency Interest-Only Strips, accounted for as derivatives, of approximately $5.3 million, respectively, gross realized gains of $628 thousand and $626 thousand, respectively, and gross realized losses of $2 thousand, respectively.

Unrealized gain (loss), net

With respect to our investments and securitized debt, we elected the fair value option and, as a result, we record the change in fair value related to these investments and securitized debt in earnings.  The change in unrealized gain (loss) is directly attributable to changes in market pricing on the underlying investments and securitized debt during the period.  For the three months ended September 30, 2016, unrealized gain (loss) decreased to a net unrealized gain of $15.3 million from a net unrealized gain of $24.7 million for the three months ended September 30, 2015. The decrease in net unrealized gain was a result a of smaller portfolio coupled with tighter mortgage spreads in the third quarter of 2015 relative to the third quarter of 2016. For the nine months ended September 30, 2016 unrealized gain (loss) increased to a net unrealized gain of $47.6 million from a net unrealized gain of $10.3 million for the nine months ended September 30, 2015. While our average investment portfolio was smaller, the increase in the fair value was attributable to higher average price as a result tighter mortgage spreads for the nine months ended September 30, 2016 compared with the same period in 2015.

The following table presents the net unrealized gains and losses we recorded on our investments and securitized debt (dollars in thousands):

	Three months ended September 30, 2016	Nine months ended September 30, 2016	Three months ended September 30, 2015	Nine months ended September 30, 2015
Agency RMBS	$3,735	$33,409	$22,168	$5,837
Agency CMBS	(34)	(661)	—	74
Non-Agency RMBS	3,332	21,238	3,766	4,587
Non-Agency CMBS	7,982	(7,962)	(2,070)	(3,955)
Whole-Loans	1,275	546	2,793	3,100
Other securities	(800)	621	(1,934)	641
Securitized debt	(198)	380	—	—
Total	$15,292	$47,571	$24,723	$10,284

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

The following table presents the other-than-temporary impairments we recorded on our securities portfolio (dollars in thousands):

	Three months ended September 30, 2016	Nine months ended September 30, 2016	Three months ended September 30, 2015	Nine months ended September 30, 2015
Agency RMBS	$202	$1,226	$626	$3,804
Non-Agency RMBS	852	8,081	3,716	6,746
Non-Agency CMBS	3,674	9,213	271	2,369
Other securities	250	3,611	1,304	1,965
Total	$4,978	$22,131	$5,917	$14,884

Gain (loss) on derivatives, net

In order to mitigate interest rate risk resulting from our future repurchase agreement borrowings, we entered into interest rate swaps, interest rate swaptions, future contracts, currency swaps and currency forwards. The fair value of our interest rate swaps declined as a result of the swap spreads tightening.  While not designated as a hedge for accounting purposes, our current and future interest rate swaps, interest rate swaptions, foreign currency swaps and foreign currency forwards are, collectively viewed as an economic hedge on a portion of our floating-rate borrowings and foreign currency rate exposure, respectively.  Since we do not apply hedge accounting for these instruments, we record the change in fair value related to such agreements in earnings in Gain (loss) on derivative instruments, net.  Included in Gain (loss) on derivative instruments, net in our Consolidated Statement of Operations are the net interest rate swap payments and currency payments (including accrued amounts) associated with these instruments.

The following tables presents the components of gain (loss) on derivatives for the three and nine months ended September 30, 2016 and September 30, 2015 (dollars in thousands):

	Three months ended September 30, 2016					Three months ended September 30, 2015
Description	Realized Gain (Loss), net	Contractual interest income (expense), net(1)	Return (Recovery) of Basis	Mark-to- market adjustments	Total	Realized Gain (Loss), net	Contractual interest income (expense), net(1)	Return (Recovery) of Basis	Mark-to- market adjustments	Total
Interest rate swaps	$(25,179)	$(6,904)	$168	$35,878	$3,963	$28,291	$(5,561)	$337	$(64,701)	$(41,634)
Interest rate swaptions	—	—	—	—	—	(150)	—	—	71	(79)
Agency and Non-Agency Interest-Only Strips accounted for as derivatives	—	3,503	(2,827)	446	1,122	626	5,437	(4,164)	(1,799)	100
Options	—	—	—	—	—	684	—	—	—	684
Futures contracts	5,844	—	—	(8,792)	(2,948)	(168)	—	—	(38)	(206)
Foreign currency forwards	103	—	—	(62)	41	(134)	—	—	114	(20)
Foreign currency swaps	1,409	61	—	(1,852)	(382)	—	190	—	652	842
Total return swaps	2	308	—	(11)	299	—	—	—	—	—
TBAs	3,579	—	—	447	4,026	(8,205)	—	—	7,155	(1,050)
Total	$(14,242)	$(3,032)	$(2,659)	$26,054	$6,121	$20,944	$66	$(3,827)	$(58,546)	$(41,363)

(1)	Contractual interest income (expense), net on derivative instruments includes interest settlement paid or received.

	Nine months ended September 30, 2016					Nine months ended September 30, 2015
Description	Realized Gain (Loss), net	Contractual interest income (expense), net(1)	Return (Recovery) of Basis	Mark-to- market adjustments	Total	Realized Gain (Loss), net	Contractual interest income (expense), net(1)	Return (Recovery) of Basis	Mark-to- market adjustments	Total
Interest rate swaps	$(28,784)	$(22,409)	$502	$(35,393)	$(86,084)	$18,729	$(11,871)	$1,075	$(83,209)	$(75,276)
Interest rate swaptions	(1,035)	—	—	1,631	596	(3,873)	—	—	(72)	(3,945)
Agency and Non-Agency Interest-Only Strips accounted for as derivatives	(155)	11,113	(8,930)	(4,480)	(2,452)	624	16,700	(12,877)	(1,966)	2,481
Options	4,756	—	—	—	4,756	684	—	—	—	684
Futures contracts	19,253	—	—	704	19,957	(627)	—	—	683	56
Foreign currency forwards	(90)	—	—	8	(82)	(980)	—	—	452	(528)
Foreign currency swaps	5,351	268	—	(5,883)	(264)	—	585	—	3,944	4,529
Total return swaps	17	836	—	(2,171)	(1,318)	—	—	—	—	—
TBAs	12,166	—	—	(489)	11,677	(1,728)	—	—	(2,784)	(4,512)
Total	$11,479	$(10,192)	$(8,428)	$(46,073)	$(53,214)	$12,829	$5,414	$(11,802)	$(82,952)	$(76,511)

(1)	Contractual interest income (expense), net on derivative instruments includes interest settlement paid or received.

Other, net

For the three and nine months ended September 30, 2016 other income (loss) was a loss of $60 thousand and $158 thousand, respectively, of which $344 thousand and $905 thousand, respectively, was related to net foreign currency loss which was partially offset by net interest income on cash collateral for our derivative and repurchase agreements.  For the three and nine months ended September 30, 2015, other income (loss) was a loss of $29 thousand and income of $1.7 million of which $74 thousand was related to net foreign currency loss and $1.7 million was related to net foreign currency gain, respectively, and the balance comprised of interest income on cash collateral for our derivatives and repurchase agreements.  Generally, our foreign currency denominated investments are financed with repurchase agreements in the same currency.  We recognize a gain or loss in foreign currency exchange, depending on the movement of the exchange rates during the period.

Expenses

Management Fee Expense

We incurred management fee expense of approximately $2.6 million and $7.9 million for the three and nine months ended September 30, 2016, respectively, and approximately $2.8 million and $8.1 million for the three and nine months ended September 30, 2015, respectively, of which approximately $2.6 million was payable at September 30, 2016 to our Manager under the Management Agreement.  Pursuant to the terms of the Management Agreement, our Manager is paid a management fee equal to 1.5% per annum of our stockholders’ equity (as defined in the Management Agreement), calculated and payable (in cash) quarterly in arrears.

The management fees, expense reimbursements and the relationship between our Manager and us are discussed further in Note 10, “Related Party Transactions,” to the financial statements contained in this Quarterly Report on Form 10-Q.

Other Operating Expenses

We incurred other operating expenses of approximately $188 thousand and $809 thousand for the three and nine months ended September 30, 2016 and approximately $799 thousand and $1.5 million for the three and nine months ended September 30, 2015, respectively. The decrease was attributable to lower transaction costs related to our interest rate derivatives coupled with less activity.

General and Administrative Expenses

We incurred general and administrative expenses of approximately $2.0 million and $7.4 million for the three and nine months ended September 30, 2016, respectively, and approximately $2.1 million and $7.4 million for the three and nine months ended September 30, 2015, respectively. The following describes the key components of general and administrative expenses.

Compensation Expense

Compensation expense marginally increased from $857 thousand for the three months ended September 30, 2015 to $868 thousand for the three months ended September 30, 2016. For the nine months ended September 30, 2016, compensation expense decreased to approximately $2.3 million from approximately $3.0 million for the nine months ended September 30, 2015.  The decrease was primarily related to the outsourcing of our interim chief financial officer for the first five months of 2016. The outsourcing fees were recorded in professional fees.

Professional Fees

Professional fees decreased to approximately $723 thousand for the three months ended September 30, 2016 from approximately $882 thousand for the three months ended September 30, 2015. The decrease was attributable to a decrease in outsourcing accounting fees. However, professional fees increased from approximately $3.3 million for the nine months ended September 30, 2015 to approximately $3.9 million for the nine months ended September 30, 2016.  The increase was primarily related to the following: i) costs attributable to the position of interim chief financial officer being included in professional fees for the first five months of 2016, ii) higher audit fees, and iii) other one-time professional fees.

Book Value Per Share

As of September 30, 2016 and December 31, 2015, our book value per common share was $11.48 and $12.21, respectively.

Non-GAAP Financial Measures

Total interest income including interest income on Agency and Non-Agency Interest-Only Strips classified as derivatives and Effective Cost of Funds (as defined below) for the three and nine months ended September 30, 2016 and September 30, 2015, constitute a Non-GAAP financial measures within the meaning of Regulation G promulgated by the SEC.  We believe that the measures presented in this Quarterly Report on Form 10-Q, when considered together with U.S. GAAP financial measures, provide information that is useful to investors in understanding our borrowing costs and net interest income, as viewed by us.  An analysis of any Non-GAAP financial measure should be made in conjunction with results presented in accordance with GAAP.

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

The following table sets forth certain information regarding our net investment income for the three and nine months ended September 30, 2016 and September 30, 2015 (dollars in thousands):

Non- GAAP Financial Measures:
Period Ended	Average Amortized Cost of Assets(1)	Total Interest Income(2)	Yield on Average Assets(1)	Average Balance of Borrowings	Total Interest Expense(3)	Average Effective Cost of Funds	Net Interest Income	Net Interest Spread
Three months ended September 30, 2016
Agency RMBS	$1,754,014	$10,721	2.43%	$1,602,770	$3,042	0.76%	$7,679	1.67%
Agency CMBS	19,427	252	5.16%	14,895	64	1.71%	188	3.45%
Non-Agency RMBS	365,447	7,548	8.22%	275,900	1,569	2.26%	5,979	5.96%
Non-Agency CMBS	401,588	8,036	7.96%	270,633	1,562	2.30%	6,474	5.66%
Residential Whole-Loans	180,641	1,562	3.44%	158,315	976	2.45%	586	0.99%
Securitized commercial loan	25,000	575	9.15%	18,011	303	6.69%	272	2.46%
Other Securities	48,842	1,197	9.75%	25,171	169	2.67%	1,028	7.08%
Total return swaps	9,719	308	12.61%	n/a	n/a	n/a	308	12.61%
Interest rate swaps	n/a	n/a	n/a	n/a	6,736	1.14%	(6,736)	(1.14)%
Total	$2,804,678	$30,199	4.28%	$2,365,695	$14,421	2.43%	$15,778	1.85%

Three months ended September 30, 2015
Agency RMBS	$2,337,842	$15,907	2.70%	$2,076,450	$2,590	0.49%	$13,317	2.21%
Agency CMBS	41,301	564	5.42%	35,866	127	1.40%	437	4.02%
Non-Agency RMBS	541,801	8,957	6.56%	403,294	1,668	1.64%	7,289	4.92%
Non-Agency CMBS	440,196	7,865	7.09%	326,942	1,352	1.64%	6,513	5.45%
Residential Whole-Loans	129,364	1,128	3.46%	105,466	705	2.65%	423	0.81%
Commercial Whole-Loans	6,182	171	10.97%	—	—	—%	171	10.97%
Other Securities	176,279	2,692	6.06%	116,671	539	1.83%	2,153	4.23%
Interest rate swaps	n/a	n/a	n/a	n/a	5,224	0.68%	(5,224)	(0.68)%
Total	$3,672,965	37,284	4.03%	$3,064,689	$12,205	1.58%	$25,079	2.45%

Nine months ended September 30, 2016
Agency RMBS	$1,667,560	$29,979	2.40%	$1,558,747	$8,782	0.75%	$21,197	1.65%
Agency CMBS	28,042	1,122	5.34%	21,453	293	1.82%	829	3.52%
Non-Agency RMBS	415,254	23,383	7.52%	302,219	4,942	2.18%	18,441	5.34%
Non-Agency CMBS	423,670	25,051	7.90%	291,178	4,731	2.17%	20,320	5.73%
Residential Whole-Loans	193,594	5,254	3.63%	162,455	3,046	2.50%	2,208	1.13%
Securitized commercial loan	25,000	1,713	9.15%	17,915	900	6.71%	813	2.44%
Other Securities	66,954	3,941	7.86%	35,354	697	2.63%	3,244	5.23%
Total return swaps	8,726	836	12.80%	n/a	n/a	n/a	836	12.80%
Interest rate swaps	n/a	n/a	n/a	n/a	21,907	1.22%	(21,907)	(1.22)%
Total	$2,828,800	$91,279	4.31%	$2,389,321	$45,298	2.53%	$45,981	1.78%

Nine months ended September 30, 2015
Agency RMBS	$2,950,686	$61,507	2.79%	$2,606,830	$8,432	0.43%	$53,075	2.36%
Agency CMBS	43,561	1,551	4.76%	37,171	343	1.23%	1,208	3.53%
Non-Agency RMBS	584,559	28,188	6.45%	428,576	5,089	1.59%	23,099	4.86%
Non-Agency CMBS	442,676	22,443	6.78%	324,624	3,895	1.60%	18,548	5.18%
Residential Whole-Loans	51,726	1,360	3.52%	42,280	847	2.68%	513	0.84%
Commercial Whole-Loans	6,282	424	9.02%	—	—	—	424	9.02%
Other Securities	144,573	6,591	6.10%	96,900	1,354	1.87%	5,237	4.23%
Interest rate swaps	n/a	n/a	n/a	n/a	10,796	0.41%	(10,796)	(0.41)%
Total	$4,224,063	$122,064	3.86%	$3,536,381	$30,756	1.16%	$91,308	2.70%

(1)	Includes Agency and Non-Agency Interest-Only Strips accounted for as derivatives.

(2)
Amounts for the three months ended September 30, 2016 include net (amortization of premiums), accretion of discounts and (amortization/recovery of basis) of approximately $(8.6) million. This amount is composed of approximately $(6.3) million for Agency RMBS included in interest income, $(505) thousand for Agency CMBS included in interest income, approximately $(1.2) million for Non-Agency RMBS included in interest income, approximately $2.0 million for Non-Agency CMBS included in interest income, approximately $(544) thousand for Residential Whole-Loans included in interest income, approximately $732 thousand for Other securities included in interest income and approximately $(2.8) million of amortization/recovery of basis on Agency and Non-Agency Interest-Only Strips accounted for as derivatives (Non-GAAP measure), not reported in interest income for GAAP (included in Loss on derivative instruments).  Amounts for the three months ended September 30, 2015 include net (amortization of premiums), accretion of discounts and (amortization/recovery of basis) of approximately $(17.6) million. This amount is composed of approximately $(11.6) million for Agency RMBS included in interest income, $(592) thousand for Agency CMBS included in interest income, approximately $(2.3) million for Non-Agency RMBS included in interest income, approximately $603 thousand for Non-Agency CMBS included in interest income, approximately $(371) thousand for Residential Whole-Loans included in interest income, approximately $770 thousand for Other securities included in interest income and approximately $(4.2) million of amortization/recovery of basis on Agency and Non-Agency Interest-Only Strips accounted for as derivatives (Non-GAAP measure), not reported in interest income for GAAP (included in Loss on derivative instruments).  For the nine months ended September 30, 2016 include net (amortization of premiums), accretion of discounts and (amortization/recovery of basis) of approximately $(30.5) million. This amount is composed of approximately $(22.2) million for Agency RMBS included in interest income, $(1.4) million for Agency CMBS included in interest income, approximately $(4.1) million for Non-Agency RMBS included in interest income, approximately $5.5 million for Non-Agency CMBS included in interest income, approximately $(1.6) million for Residential Whole-Loans included in interest income, approximately $2.3 million for Other securities included in interest income and approximately $(8.9) million of amortization/recovery of basis on Agency and Non-Agency Interest-Only Strips accounted for as derivatives (Non-GAAP measure), not reported in interest income for GAAP (included in Loss on derivative instruments). For the nine months ended September 30, 2015 include net (amortization of premiums), accretion of discounts and (amortization/recovery of basis) of approximately $(57.1) million. This amount is composed of approximately $(39.5) million for Agency RMBS included in interest income, approximately $(1.7) million for Agency CMBS included in interest income, approximately $(6.6) million for Non-Agency RMBS included in interest income, approximately $2.2 million for Non-Agency CMBS included in interest income, approximately $(483) thousand for Residential Whole-Loans included in interest income, approximately $1.9 million for Other securities included in interest income and approximately $(12.9) million of amortization/recovery of basis on Agency and Non-Agency Interest-Only Strips accounted for as derivatives (Non-GAAP measure), not reported in interest income for GAAP (included in Loss on derivative instruments).

(3)	Includes the net amount paid, including accrued amounts and premium amortization for MAC interest rate swaps during the periods included in loss on derivative instruments for GAAP.

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

Our effective gross yield, a non-GAAP measure, for the three months ended September 30, 2016 and September 30, 2015 was 4.28% and 4.03%, respectively.  Our effective gross yield, a non-GAAP measure, for the nine months ended September 30, 2016 and September 30, 2015 was 4.31% and 3.86%, respectively.  Our effective gross yield, a non-GAAP measure, increased for the three and nine months ended September 30, 2016 due to the change in composition of our portfolio to more credit-oriented assets.  Our effective cost of funds, a non-GAAP measure, for the three months ended September 30, 2016 and September 30, 2015 was 2.43% and 1.58%, respectively.  Our effective cost of funds, a non-GAAP measure, for the nine months ended September 30, 2016 and September 30, 2015 was 2.53% and 1.16%, respectively.  The increase in our effective cost of funds for the three and nine months ended September 30, 2016 was a result of: (i) the increase in interest rates, (ii) increased interest costs associated with financing our credit-sensitive investments which generally have higher interest rates than repurchase agreements on Agency RMBS and (iii) the increase in the interest paid on our interest rate swaps. The increase was partially offset by lower average repurchase agreement borrowings.

The following table reconciles total interest income to interest income including interest income on Agency and Non-Agency Interest-Only Strips classified as derivatives (Non-GAAP financial measure) for the three and nine months ended September 30, 2016 and September 30, 2015:

(dollars in thousands)	Three months ended September 30, 2016	Three months ended September 30, 2015	Nine months ended September 30, 2016	Nine months ended September 30, 2015
Coupon interest income	$34,944	$49,287	$109,514	$161,835
Premium accretion, discount amortization and amortization of basis, net	(5,790)	(13,466)	(21,522)	(44,179)
Interest income	$29,154	$35,821	$87,992	$117,656

Contractual interest income, net of amortization of basis on Agency and Non-Agency Interest-Only Strips, classified as derivatives(1):
Coupon interest income	$3,503	$5,436	$11,113	$16,700
Amortization of basis (Non-GAAP Financial Measure)	(2,827)	(4,163)	(8,930)	(12,877)
Contractual interest income, net on Foreign currency swaps(1)	61	190	268	585
Contractual interest income, net on Total return swaps(1)	308	—	836	—
Subtotal	1,045	1,463	3,287	4,408
Total interest income, including interest income on Agency and Non-Agency Interest-Only Strips, classified as derivatives and other derivative instruments - Non-GAAP Financial Measure	$30,199	$37,284	$91,279	$122,064

(1)	Reported in gain (loss) on derivative instruments in our Consolidated Statement of Operations.

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

The following table reconciles the Effective Cost of Funds (Non-GAAP financial measure) with interest expense for the three and nine months ended September 30, 2016 and September 30, 2015:

	Three months ended September 30, 2016		Three months ended September 30, 2015		Nine months ended September 30, 2016		Nine months ended September 30, 2015
(dollars in thousands)	Reconciliation	Cost of Funds/ Effective Borrowing Costs	Reconciliation	Cost of Funds/ Effective Borrowing Costs	Reconciliation	Cost of Funds/ Effective Borrowing Costs	Reconciliation	Cost of Funds/ Effective Borrowing Costs
Interest expense	$7,685	1.29%	$6,981	0.90%	$23,391	1.31%	$19,960	0.75%
Net interest paid - interest rate swaps	6,736	1.14%	5,224	0.68%	21,907	1.22%	10,796	0.41%
Effective Borrowing Costs	$14,421	2.43%	$12,205	1.58%	$45,298	2.53%	$30,756	1.16%
Weighted average repurchase borrowings	$2,365,695		$3,064,689		$2,389,321		$3,536,381

Core Earnings

Our Core Earnings were approximately $11.7 million and $31.9 million for the three and nine months ended September 30, 2016, respectively, and approximately $20.0 million and $76.4 million for the three and nine months ended September 30, 2015, respectively.  Core Earnings is a Non-GAAP financial measure that is used by us to approximate cash yield or income associated with our portfolio and is defined as GAAP net income (loss) as adjusted, excluding: (i) net realized gain (loss) on investments and termination of derivative contracts; (ii) net unrealized gain (loss) on investments; (iii) net unrealized gain (loss) resulting from mark-to-market adjustments on derivative contracts; (iv) other than temporary impairment; (v) provision for income taxes; (vi) non-cash stock-based compensation expense; and (vii) one-time events pursuant to changes in GAAP and certain other non-cash charges after discussions between us, our Manager and our independent directors and after approval by a majority of the our independent directors.

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

The table below reconciles Net Income (Loss) to Core Earnings for the three and nine months ended September 30, 2016 and September 30, 2015:

(dollars in thousands)	Three months ended September 30, 2016	Three months ended September 30, 2015	Nine months ended September 30, 2016	Nine months ended September 30, 2015
Net Income (loss) — GAAP	$32,282	$(1,852)	$13,281	$10,601
Provision for income tax	2,239	—	2,239	—
Net Income (loss) before provision for income tax	34,521	(1,852)	15,520	10,601

Adjustments:
Investments:
Unrealized (gain) loss on investments and securitized debt	(15,292)	(24,723)	(47,571)	(10,284)
Other than temporary impairment	4,978	5,917	22,131	14,884
Realized (gain) loss on sale of investments	(1,439)	2,482	4,968	(9,267)
Realized (gain) loss on foreign currency transactions	149	275	266	(2,523)
Unrealized (gain) loss on foreign currency transactions	195	(201)	639	859

Derivative Instruments:
Net realized (gain) loss on derivatives	14,242	(20,944)	(11,479)	(12,829)
Unrealized (gain) loss on derivatives	(26,054)	58,546	46,073	82,952

Non-cash stock-based compensation expense	433	509	1,351	1,969
Total adjustments	(22,788)	21,861	16,378	65,761
Core Earnings — Non-GAAP Financial Measure	$11,733	$20,009	$31,898	$76,362

Basic Core Earnings per Share of Common Stock and Participating Securities - Non-GAAP Financial Measure	$0.28	$0.48	$0.76	$1.82
Diluted Core Earnings per Share of Common Stock and Participating Securities - Non-GAAP Financial Measure	$0.28	$0.48	$0.76	$1.82

Basic weighted average common shares and participating securities	41,970,108	41,946,885	41,959,152	41,896,839
Diluted weighted average common shares and participating securities	41,970,108	41,946,885	41,959,152	41,896,839

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

(dollars in thousands)	Three months ended September 30, 2016	Three months ended September 30, 2015	Nine months ended September 30, 2016	Nine months ended September 30, 2015
Net interest income including interest income on Interest-Only Strips accounted for as derivatives and interest income (expense), net incurred on interest rate swaps, total return swaps and foreign currency swaps (a Non-GAAP financial measure)	$15,778	$25,079	$45,981	$91,308
Total Operating Expenses	(4,762)	(5,624)	(16,181)	(16,995)
Non-cash stock based compensation	433	509	1,351	1,969
Interest income on cash balances and other income (loss), net	284	45	747	80
Core Earnings (a Non-GAAP financial measure)	$11,733	$20,009	$31,898	$76,362

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

At September 30, 2016, our primary sources of cash consisted of borrowings under our repurchase agreements, principal payments and net interest margin generated from our investment portfolio.

Borrowings Under Agreements

As of September 30, 2016, we had master repurchase agreements with 28 counterparties.  We had borrowings under repurchase agreements with 18 counterparties of approximately $2.5 billion at September 30, 2016.  The following tables present our repurchase agreement borrowings by type of collateral pledged, as of September 30, 2016 and September 30, 2015, and the respective effective cost of funds (Non-GAAP financial measure) for the three and nine months ended September 30, 2016 and September 30, 2015, respectively.  See “Non-GAAP Financial Measures” (dollars in thousands):

	September 30, 2016				Three months ended September 30, 2016		Nine months ended September 30, 2016
Collateral	Borrowings Outstanding	Fair Value of Collateral Pledged (1)	Weighted Average Interest Rate end of period	Weighted Average Haircut end of period	Weighted Average Cost of Funds	Weighted Average Effective Cost of Funds (Non-GAAP)(2)	Weighted Average Cost of Funds	Weighted Average Effective Cost of Funds (Non-GAAP)(2)
Agency RMBS	$1,784,448	$1,841,935	0.75%	4.35%	0.76%	0.76%	0.75%	0.75%
Agency CMBS	10,725	13,737	1.66%	24.28%	1.71%	1.71%	1.82%	1.82%
Non-Agency RMBS	270,060	395,064	2.32%	28.95%	2.26%	2.26%	2.18%	2.18%
Non-Agency CMBS(3)	256,544	358,481	2.36%	27.20%	2.30%	2.30%	2.17%	2.17%
Whole-Loans and securitized commercial loan(4)	173,901	218,399	2.78%	21.17%	2.47%	2.47%	2.52%	2.52%
Other securities	27,858	50,912	3.05%	43.53%	2.67%	2.67%	2.63%	2.63%
Interest rate swaps	n/a	n/a	n/a	n/a	n/a	1.14%	n/a	1.22%
Total	$2,523,536	$2,878,528	1.25%	10.98%	1.26%	2.43%	1.27%	2.53%

(1)	Excludes approximately $30.5 million of cash collateral posted.

(2)
The effective cost of funds for the period presented is calculated on an annualized basis and includes interest expense for the period and net periodic interest payments on interest rate swaps, net of premium amortization on MAC swaps, of approximately $6.7 million and $21.9 million for the three and nine months ended September 30, 2016, respectively.  While interest rate swaps are not accounted for using hedge accounting, such instruments are viewed by us as an economic hedge against increases in interest rates on our liabilities and are treated as hedges for purposes of satisfying the REIT requirements.  See “Non-GAAP Financial Measures”.

(3)	Including Non U.S. CMBS pledged as collateral and Non U.S. repurchase agreement borrowings.

(4)	Repurchase agreement borrowings collateralized by Whole-Loans and securitized commercial loan owned through trust certificates. The trust certificates are eliminated upon consolidation.

	September 30, 2015				Three months ended September 30, 2015		Nine months ended September 30, 2015
Collateral	Borrowings Outstanding	Fair Value of Collateral Pledged (1)	Weighted Average Interest Rate end of period	Weighted Average Haircut end of period	Weighted Average Cost of Funds	Weighted Average Effective Cost of Funds (Non-GAAP)(2)	Weighted Average Cost of Funds	Weighted Average Effective Cost of Funds (Non-GAAP)(2)
Agency RMBS	$2,012,976	$2,118,025	0.54%	5.20%	0.49%	0.49%	0.43%	0.43%
Agency CMBS	35,049	40,057	1.43%	14.88%	1.40%	1.40%	1.23%	1.23%
Non-Agency RMBS	386,779	546,016	1.71%	29.76%	1.64%	1.64%	1.59%	1.59%
Non-Agency CMBS(3)	332,678	464,457	1.69%	28.00%	1.64%	1.64%	1.60%	1.60%
Whole-Loans and securitized commercial loan(4)	118,415	150,486	2.17%	20.24%	2.65%	2.65%	2.68%	2.68%
Other securities	124,371	175,128	1.93%	27.74%	1.83%	1.83%	1.87%	1.87%
Interest rate swaps	n/a	n/a	n/a	n/a	n/a	0.68%	n/a	0.41%
Total	$3,010,268	$3,494,169	0.95%	12.51%	0.90%	1.58%	0.75%	1.16%

(1)	Excludes approximately $21.9 million of cash collateral posted.

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

As of September 30, 2016, our repurchase agreements require collateral in excess of the loan amount, or haircuts, ranging from a low of 3.0% to a high of 5.0% for Agency RMBS, exclusive of IOs and IIOs for which the haircuts are as high as 25.0%. For Non-Agency RMBS and Agency and Non-Agency CMBS, haircuts range from a low of 13.0% to a high of 50.0%. Haircuts for other securities and Whole-Loans range from a low of 20.0% to a high of 50.0%.  Declines in the value of our portfolio can trigger margin calls by our counterparties under our repurchase agreements.  Margin calls could adversely affect our liquidity. Our inability to post adequate collateral for a margin call by the counterparty could result in a condition of default under our repurchase agreements.  An event of default or termination event would give some of our counterparties the option to terminate all existing repurchase transactions with us and require any amount due to the counterparties by us to be payable immediately.  If this were to occur, we may be forced to sell assets under adverse market conditions or through foreclosure which may have a material adverse consequence on our business, financial position, our results of operations and cash flows.  During the nine months ended September 30, 2016, we were able to satisfy margin calls using cash on hand and cash from our repurchase agreement borrowings.

Under the repurchase agreements, the respective counterparties, subject to the terms of the individual agreements, retain the right to determine the fair value of the underlying collateral.  A reduction in the value of pledged assets requires us to provide additional collateral or fund margin calls.  In addition, certain of the repurchase agreements may be terminated by our counterparties if we do not maintain certain equity and leverage metrics, the most restrictive of which include a limit on leverage based on the composition of our portfolio.  We were in compliance with the terms of such financial tests at September 30, 2016.  At September 30, 2016, approximately $2.9 billion of our investments served as collateral for repurchase agreements.  At December 31, 2015, approximately $3.0 billion of our investments served as collateral for repurchase agreements.

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

Cash Generated from Operations

For the nine months ended September 30, 2016 and September 30, 2015, net cash used in operating activities was approximately $2.1 million and net cash generated from operating activities was approximately $117.8 million, which was primarily attributable to the net interest income we earned on our investments less operating expenses and realized gains/losses on termination of interest rate swaps.  The decrease period over period was mainly attributable to a smaller investment portfolio, higher cost of funds and realized losses on termination of interest rate swaps during 2016.

Cash Provided by and Used in Investing Activities

For the nine months ended September 30, 2016 and September 30, 2015 net cash generated from investing activities was approximately $142.6 million and $924.5 million, respectively. This was primarily attributable to our proceeds from sales and receipt of principal payments on our investments, which was partially offset by investment acquisitions and repayments on reverse repurchase agreements.

Cash Provided by and Used in Financing Activities

For the nine months ended September 30, 2016 and September 30, 2015 net cash used in financing activities was approximately $134.3 million and $1.0 billion, respectively.  This was primarily attributable to lower weighted average borrowings on our investment portfolio and dividends paid on our common stock.

Other Potential Sources of Financing

We held cash of approximately $31.0 million and $39.7 million at September 30, 2016 and September 30, 2015, respectively.  Our primary sources of cash currently consist of repurchase facility borrowings, investment income, principal repayments on investments and the proceeds of any future securities offering, to the extent available in the capital markets.  In the future, we expect our primary sources of liquidity to consist of payments of principal and interest we receive on our investments, unused borrowing capacity under our financing sources and future issuances of equity and debt securities.

Contractual Obligations and Commitments

Our contractual obligations as of September 30, 2016 are as follows (dollars in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Borrowings under repurchase agreements(2)	$2,523,536	—	—	—	$2,523,536
TBA — long positions	1,459,096	—	—	—	1,459,096
Total: Non-GAAP Basis	3,982,632	—	—	—	3,982,632
TBA-long positions	1,459,096	—	—	—	1,459,096
Total: GAAP Basis —Excluding TBA-long positions	$2,523,536	—	—	—	$2,523,536

(1)	The table above does not include amounts due under the Management Agreement (as defined herein) with our Manager, as those obligations do not have fixed and determinable payments.

(2)	Excludes unamortized debt issuance cost.

Repurchase Agreements

As of September 30, 2016 we have an obligation for approximately $6.0 million in contractual interest payments related to our repurchase agreements through the respective maturity date of each repurchase agreement.

Securitized Debt

At September 30, 2016, we had securitized debt related to the consolidated VIEs, with a balance of $11.0 million (and a fair value of $10.6 million).  The securitized debt and related interest payments of the VIEs can only be settled with the securitized commercial loan that serve as collateral of the VIE and is non-recourse to us.

Management Agreement

On May 9, 2012, we entered into a management agreement (the “Management Agreement”) with our Manager which describes the services to be provided by our Manager and compensation for such services. Our Manager is responsible for managing our operations, including: (i) performing all of our day-to-day functions; (ii) determining investment criteria in conjunction with our Board of Directors; (iii) sourcing, analyzing and executing investments, asset sales and financings; (iv) performing asset management duties; and (v) performing financial and accounting management, subject to the direction and oversight of our Board of Directors. Pursuant to the terms of the Management Agreement, our Manager is paid a management fee equal to 1.50% per annum of our stockholders’ equity, (as defined in the Management Agreement), calculated and payable (in cash) quarterly in arrears. For purposes of calculating the management fee, “stockholders’ equity” means the sum of the net proceeds from any issuances of our equity securities since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus retained earnings, calculated in accordance with GAAP, at the end of the most recently completed fiscal quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less any amount paid for repurchases of our shares of common stock, excluding any unrealized gains, losses or other non-cash items (including OTTI charges, prior to January 1, 2016), unrealized gain (loss), net and the non-cash portion of gain (loss) on derivative instruments, that have impacted stockholders’ equity as reported in our consolidated financial statements prepared in accordance with GAAP, regardless of whether such items are included in other comprehensive income or loss, or in net income, and excluding one-time events pursuant to changes in GAAP and certain other non-cash charges after discussions between our Manager and our independent directors and after approval by at least two-thirds (2/3) of our independent directors. However, if our stockholders’ equity for any given quarter is negative based on the calculation described above, our Manager will not be entitled to receive any management fee for that quarter. On August 3, 2016, we entered into an amendment to the Management Agreement with our Manager that amended the definition of "Equity" in the Management Agreement. Under the new definition, for all periods beginning on January

1, 2016, OTTI will reduce our "Equity" for any completed fiscal quarter that OTTI was recognized, which in turn will reduce our management fee from what would have been payable before the amendment.

In addition, under the Management Agreement, we are required to reimburse our Manager for the expenses described below. Expense reimbursements to the Manager are made in cash on a regular basis. Our reimbursement obligation is not subject to any dollar limitation. Because our Manager’s personnel perform certain legal, accounting, due diligence tasks and other services that outside professionals or outside consultants otherwise would perform, our Manager may be paid or reimbursed for the documented cost of performing such tasks, provided that such costs and reimbursements are in amounts which are no greater than those which would be payable to outside professionals or consultants engaged to perform such services pursuant to agreements negotiated on an arm’s-length basis.  We also reimburse our Manager for certain direct costs, such as the travel expenses of our officers, incurred by our Manager on our behalf.  We reimburse our Manager for the compensation and benefits provided to our CFO, controller and related staff.  For the three and nine months ended September 30, 2016, we recorded expenses, paid by the Manager on our behalf, totaling approximately $186 thousand and $550 thousand, respectively, related to employee costs and benefits associated with our chief financial officer and controller, respectively and approximately $127 thousand and $921 thousand for the three and nine months ended September 30, 2015, respectively.

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

Off-Balance Sheet Arrangements

As of September 30, 2016, we held contracts to purchase (“long position”) and sell (“short position”) TBAs on a forward basis.  If a counterparty to one of the TBAs that we enter into defaults on its obligations, we may not receive payments or securities due under the TBA agreement, and thus, we may lose any unrealized gain associated with that TBA transaction.

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

See Note 12 “Stockholders' Equity - Warrants” to the financial statements contained in this Quarterly Report on Form 10-Q, for a description of our outstanding warrants.

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

As of September 30, 2016, 17 of the counterparties that we had outstanding repurchase agreement borrowings held collateral which we posted as security for such borrowings in excess of 5% of our Stockholders’ equity.  Prior to entering into a repurchase agreement with any particular institution, our Manager does a thorough review of such potential counterparty.  Such review, however, does not assure the creditworthiness of such counterparty nor that the financial wherewithal of the counterparty will not deteriorate in the future.

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

The sensitivity analysis table presented below shows the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments, including interest rate swaps, Interest-Only Strips, and net interest income at September 30, 2016, assuming a static portfolio of assets. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our Manager’s expectations. The analysis presented utilizes our Manager’s assumptions, models and estimates, which are based on our Manager’s judgment and experience.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+1.00%	27.43%	(2.03)%
+0.50%	17.76%	(1.03)%
-0.50%	(26.62)%	0.54%
-1.00%	(51.13)%	0.55%

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

Certain assumptions have been made in connection with the calculation of the information set forth in the table above and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes.  The base interest rate scenario assumes interest rates at September 30, 2016.  The analysis presented utilizes assumptions and estimates based on our Manager’s judgment and experience.  Furthermore, while we generally expect to retain such assets and the associated interest rate risk, future purchases and sales of assets could materially change our interest rate risk profile.

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

Real Estate Risk

Residential and commercial property values are subject to volatility and may be adversely affected by a number of factors, including, but not limited to: national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions (such as the supply of housing stock); changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; and retroactive changes to building or similar codes. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay our loans, which could also cause us to suffer losses.

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

As of September 30, 2016, we have entered into five master securities forward trading agreements, or MSFTAs, which may govern the trading of some or all TBA transactions.  Pursuant to the terms of these MSFTAs, we and our counterparties would be required to post margin to the other when the mark to market exposure of the TBA transactions executed under the agreement exceed certain thresholds.  We expect to continue to negotiate and enter into MSFTAs with additional TBA counterparties.  The margin provisions of the MSFTA help to mitigate, but do not eliminate, counterparty risk associated with TBA transactions.  If a counterparty to a TBA transaction cannot perform under the terms of the trade, we may not receive securities we have agreed to purchase or payment for securities we have agreed to sell, and thus, we may lose any unrealized gain associated with such transaction.

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

In addition, the assets that comprise our investment portfolio are not traded on a public exchange. A portion of these assets may be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly-traded securities. The illiquidity of our assets may make it difficult for us to sell such assets if the need or desire arises, including in response to changes in economic and other conditions.  Recent regulatory changes have imposed new capital requirements and other restrictions on banks and other market intermediaries’ ability and desire to hold assets on their balance sheets and otherwise make markets in fixed income securities and other assets resulting in reduced liquidity in many sectors of the market.  This regulatory trend is expected to continue.  As a result of these developments, it may become increasingly difficult for us to sell assets in the market, especially in credit oriented sectors such as Non-Agency RMBS and CMBS, ABS and Whole-Loans.

We enter into interest rate swaps to manage our interest rate risk. We are required to pledge cash or securities as collateral as part of a margin arrangement, calculated daily, in connection with the interest rate swaps. The amount of margin that we are required to post will vary and generally reflects collateral required to be posted with respect to interest rate swaps that are in an unrealized loss position to us and is generally based on a percentage of the aggregate notional amount of interest rate swaps per counterparty.  Margin calls could adversely affect our liquidity. Our inability to post adequate collateral for a margin call could result in a condition of default under our interest rate swap agreements, thereby resulting in liquidation of the collateral pledged by us, which may have a material adverse consequence on our business, financial position, results of operations and cash flows. Conversely, if our interest rate swaps are in an unrealized gain position, our counterparties to bilateral swaps are required to post collateral with us, under the same terms that we post collateral with them.  On occasion, we may enter into a MAC interest rate swap in which we may receive or make a payment at the time of entering such interest rate swap to compensate for the out of the market nature of such interest rate swap.  Similar to all other interest rate swaps, MAC interest rate swaps are also subject to the margin requirements previously described.

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

We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of September 30, 2016. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

No change occurred in our internal control over financial reporting (as defined in Rule13a-15(f) and Rule 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  Legal Proceedings

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business.  As of September 30, 2016, the Company was not involved in any legal proceedings.

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

10.1*	Amendment to the Management Agreement between Western Asset Mortgage Capital Corporation and Western Asset Management Company, dated August 3, 2016.

10.2*	Form of Warrant, incorporated by reference to Exhibit 10.2 to Amendment No. 9 Form S-11 (Registration Statement No. 333-159962), filed April 30, 2012.

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
__________________________________
*Fully or partly previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ JENNIFER W. MURPHY

Jennifer W. Murphy
President, Chief Executive Officer and Director (Principal Executive Officer)

November 4, 2016

By:	/s/ LISA MEYER

Lisa Meyer
Chief Financial Officer (Principal Financial and Accounting Officer)

November 4, 2016