Form 10-K
period 2016-12-31
Western Asset Mortgage Capital Corp
filed 2017-03-07
CIK 1465885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of the registrant's common stock held by non-affiliates was $380,366,974 based on the closing sales price on the New York Stock Exchange on June 30, 2016.
On March 3, 2017, the registrant had a total of 41,919,801 shares of common stock outstanding.

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

Part I
Item 1.    Business.
Our Company
Western Asset Mortgage Capital Corporation, a Delaware corporation, and Subsidiaries (the “Company” unless otherwise indicated or except where the context otherwise requires “we”, “us” or “our”) commenced operations in May 2012, focused on investing in, financing and managing a diversified portfolio of real estate related securities, whole-loans and other financial assets.  Our investment strategy is based on Western Asset Management Company’s (our “Manager”) perspective of which mix of portfolio assets it believes provides us with the best risk-reward opportunities at any given time.  Our Manager will vary the allocation among various asset classes subject to maintaining our qualification as a real estate investment trust ("REIT") under the federal tax law and maintaining our exemption from the 1940 Act.  These restrictions limit our ability to invest in non-real estate assets and/or assets which are not secured by real estate.

We have invested the proceeds of our initial public offering, or IPO, and concurrent private placements, along with proceeds from our follow-on public offerings and accompanying private placement, in Agency RMBS, including Mortgage pass-through certificates, Agency derivatives, Agency Interest-Only Strips, and Agency CMOs; Non-Agency RMBS; Agency CMBS, Non-Agency CMBS, Non U.S. CMBS, ABS as well as Residential and Commercial Whole-Loans.  We have also used “to-be-announced” forward contracts, or TBAs, in order to invest in Agency RMBS. Pursuant to these TBAs, we agree to purchase (or deliver), for future settlement, Agency RMBS with certain principal and interest terms and certain underlying collateral.

At December 31, 2016, our investment portfolio was comprised of approximately $1.5 billion of Agency RMBS (including approximately $36.3 million of Agency Interest-Only Strips), approximately $371.6 million of Agency CMBS (including approximately $8.0 million of Agency CMBS Interest-Only Strips), approximately $308.2 million of Non-Agency RMBS (including approximately $67.2 million of Non-Agency Interest-Only Strips), approximately $358.9 million of Non-Agency CMBS, approximately $67.8 million of other securities and approximately $192.1 million of Residential Whole-Loans.  In addition, we hold a controlling financial interest in a CMBS trust with a principal balance of $14.0 million, which resulted in the consolidation of the assets and liabilities of the trust.  As a result of the consolidation of the CMBS trust, our holdings included a $24.2 million securitized commercial loan.

We generate income from the difference between the yields earned on our investments and our cost of borrowing including any hedging activity. We use leverage as part of our business strategy in order to increase potential returns to our stockholders. We primarily finance our investments through short-term borrowings structured as repurchase agreements. We may also change our financing strategy and leverage without the consent of our stockholders.

As of December 31, 2016, we had entered into master repurchase agreements or MRAs with 27 counterparties. As of December 31, 2016, we had approximately $2.2 billion of borrowings outstanding under our repurchase agreements collateralized by approximately $2.5 billion of our investments.  We have approximately $3.0 billion of interest rate swaps, excluding forward starting interest rate swaps of approximately $1.7 billion and $2.7 billion variable-rate payment interest rate swaps to effectively hedge our borrowings under our repurchase agreements. As of December 31, 2016, our aggregate debt-to-equity ratio was approximately 5.0 to 1. The debt-to-equity ratio is not a comprehensive statement of overall investment portfolio leverage which is affected by any leverage embedded in TBAs and derivative instruments.

We operate and have elected to be taxed as a REIT, commencing with our taxable year ended December 31, 2012. To comply with the REIT requirements, some of our investments were held in a taxable REIT subsidiary, or “TRS”.  Acquiring non -qualifying investments through the TRS enables us to avoid jeopardizing our REIT status. These investments or activities are not held or conducted at the REIT level and as a result would not impact our ability to maintain our qualification as a REIT.  We generally will not be subject to U.S. federal income taxes on our taxable income to the extent that we annually distribute, in accordance with the REIT requirements, all of our net taxable income to stockholders and otherwise maintain our intended qualification as a REIT.

We also intend to operate our business in a manner that will permit us to maintain our exemption from registration under the 1940 Act.
Our Manager
We are externally managed and advised by our Manager, an SEC-registered investment advisor and a wholly-owned subsidiary of Legg Mason, Inc., headquartered in Pasadena, California, that specializes in fixed-income asset management. From offices in Pasadena, Dubai, Hong Kong, London, Melbourne, New York, São Paulo, Singapore and Tokyo, our Manager's 856 employees provide investment services for a wide variety of global clients, including mutual funds, corporate, public, insurance, health care, union organizations and charitable foundations. As of December 31, 2016, our Manager and its investment advisory affiliates over which our Manager has operational responsibility, or its supervised affiliates, had approximately $425.9 billion in assets under management. All of our officers are employees of our Manager. In addition, two of our directors, James W. Hirschmann III and Jennifer W. Murphy, are also employees of our Manager. Our Manager is responsible for, among other duties: (i) performing all of our day-to-day functions; (ii) determining investment criteria in conjunction with our Board of Directors; (iii) sourcing, analyzing and executing investments, asset sales and financings; (iv) performing asset management duties; and (v) performing financial and accounting management.

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

Our target assets are Agency RMBS (including TBAs), Non-Agency RMBS, Agency CMBS, Non-Agency CMBS, Non U.S. CMBS, ABS, Risk Sharing Securities, Residential Whole-Loans and Whole-Loan securities.  In 2017, we will continue to deploy our capital to our target assets to maximize returns while remaining opportunistic.  We do not have specific investment guidelines providing for precise minimum or maximum allocations to any sector other than those necessary for maintaining our qualification as a REIT and our exemption from the 1940 Act.  These regulatory limits restrict our ability to shift away from Agency securities and diversify the portfolio as certain MBS securities do not qualify as real estate assets. Accordingly, subject to these limits, allocations to various sectors may vary significantly with market constraints and our Manager’s investment views.  Our Manager has not and does not expect to purchase securities on our behalf with a view to selling them shortly after purchase.  However, in order to maximize returns and manage portfolio risk while remaining opportunistic, we may dispose of securities earlier than anticipated or hold securities longer than anticipated depending upon prevailing market conditions, credit performance, availability of leverage or other factors regarding a particular asset and/or our capital position.

As of December 31, 2016, the fair value of our investment portfolio, excluding the securitized commercial loan from a consolidated VIE, was comprised of 53.2% Agency RMBS, 13.4% of Agency CMBS, 11.1% of Non-Agency RMBS, 13.0% of Non-Agency CMBS, 2.4% of other securities and 6.9% of Residential Whole-Loans.

Our Target Assets

Agency RMBS. - Agency RMBS, which are RMBS for which the principal and interest payments are guaranteed by a U.S. Government agency, such as the Government National Mortgage Association (“GNMA” or “Ginnie Mae”), or a U.S. Government-sponsored entity ("GSE"), such as the Federal National Mortgage Association (“FNMA” or “Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“FHLMC” or “Freddie Mac”).  The Agency RMBS we acquire can be secured by fixed-rate mortgages, adjustable-rate mortgages or hybrid adjustable-rate mortgages. Fixed-rate mortgages have interest rates that are fixed for the term of the loan and do not adjust. The interest rates on adjustable-rate mortgages generally adjust annually (although some may adjust more frequently) to an increment over a specified interest rate index. Hybrid adjustable-rate mortgages have interest rates that are fixed for a specified period of time (typically three, five, seven or ten years) and, thereafter, adjust to an increment over a specified interest rate index. Adjustable-rate mortgages and hybrid adjustable-rate mortgages generally have periodic and lifetime constraints on the amount by which the loan interest rate can change on any predetermined interest rate reset date.

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

Agency and Non-Agency CMBS IO and IIO Securities. — Interest-Only and Inverse Interest-Only securities for which the underlying collateral is commercial mortgages the principal and interest on which may or may not be guaranteed by a U.S. Government agency or U.S. Government-sponsored entity.  Unlike single family residential mortgages in which the borrower, generally, can prepay at any time, commercial mortgages frequently limit the ability of the borrower to prepay, thereby providing a certain level of prepayment protection.  Common restrictions include yield maintenance and prepayment penalties, the proceeds of which are generally at least partially allocable to these securities, as well as, defeasance.

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

We primarily finance our investments through repurchase agreements for which we pledge our assets. Our pledged assets are currently comprised of Agency RMBS, Agency CMBS, Non-Agency RMBS, Non-Agency CMBS, Residential Whole-Loans and other securities.  Our repurchase agreements have maturities generally ranging from one to three months, but in some cases longer. The amount borrowed under our repurchase agreements is a specified percentage of the asset’s fair value, which is dependent on the collateral type.  The portion of the pledged collateral held by the counterparty in excess of the amount borrowed under the repurchase agreement is the margin requirement for that borrowing.  Repurchase agreements involve the transfer of the pledged collateral to a counterparty at an agreed upon price in exchange for such counterparty’s simultaneous agreement to return the same security back to the borrower at a future date (i.e., the maturity of the borrowing). Under our repurchase agreements, we retain beneficial ownership of the pledged collateral, while the counterparty maintains custody of such collateral.  At the maturity of a repurchase financing, unless the repurchase financing is renewed with the same counterparty, we are required to repay the loan, including any accrued interest, and concurrently reacquire custody of the pledged collateral or, with the consent of the counterparty, we may renew the repurchase financing at the then prevailing market interest rate and terms.  Margin calls from counterparties are routinely experienced by us when the fair value of our existing pledged collateral declines as a result of principal amortization and prepayments or due to changes in market interest rates, spreads or other market conditions.  As a result, the counterparty will require that we pledge additional securities and/or cash as collateral to secure our borrowings under repurchase financing.  In certain circumstances, we also may make margin calls on our counterparties when collateral values increase.  As of December 31, 2016, we had $37.0 million of cash collateral held by our repurchase agreement counterparties and we have satisfied all of our margin calls.

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

We expect to maintain a debt-to-equity ratio of three to ten times the amount of our stockholders’ equity, although there is no stated minimum or maximum leverage in our investment policies. To the extent the Agency MBS percentage of our portfolio decreases, our overall leverage is likely to decrease.  Depending on the different cost of borrowing funds at different maturities, we will vary the maturities of our borrowed funds to attempt to produce lower borrowing costs and reduce interest rate risk. Generally, we enter into collateralized borrowings only with institutions that are rated investment grade by at least one nationally-recognized statistical rating organization.  We rely on financing to acquire, on a leveraged basis, assets in which we invest. If market conditions deteriorate, our counterparties may exit the repurchase market, and tighten lending standards, or increase the amount of equity capital required to obtain financing thereby making it more difficult and costly for us to obtain financing. In the future, we may be limited or restricted in the amount of leverage we may employ by the terms and provisions of any financing or other agreements. We may also change our financing strategy and leverage without the consent of our stockholders.

Our Hedging Strategy

Subject to maintaining our qualification as a REIT for U.S. federal income tax purposes, we may pursue various economic hedging strategies in an effort to reduce our exposure to adverse changes in interest rates and, to a more limited extent, foreign currency. There is no guarantee that we will engage in any level of hedging activity. The U.S. federal income tax rules applicable to REITs may require us to implement certain of these techniques through a domestic TRS that is subject to federal, state and local corporate income taxation.

Our hedging activity varies in scope based on the level and volatility of interest rates, the type of assets held, including currency denomination and other changing market conditions.  The majority of swaps we entered into are designed to mitigate the effects of increases in interest rates under a portion of our repurchase agreements.  These swaps generally provide for fixed interest rates indexed off of the London interbank offered rate, or LIBOR, and effectively fix the floating interest rates.  Notwithstanding the foregoing, in order to manage our hedge position with regard to our liabilities, we will enter into interest rate swaps which involve the receipt of fixed-rate amounts from counterparty in exchange for us making variable-rate payments over the life of the interest rate swap without exchange of the underlying notional amount.  We also enter into compression trades that enable us to terminate substantial amounts of swap contracts before they expire by their terms, when there has been substantial two-way (pay and receive) swap activity.  These “compression trades” reduce the number of interest rate swaps outstanding.  In addition to simplifying, our balance sheet, by reducing the number of interest rate swaps outstanding, we are frequently able to reduce the amount of margin required to carry such positions. As of December 31, 2016, we had cash margin held by our derivative counterparties of $206.6 million.

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

In order to enable us to maintain compliance with the REIT requirements, we have generally elected to treat the aforementioned derivative instruments as hedges for U.S. federal tax purposes.  To date, however, we have not elected to apply hedge accounting for financial statement reporting purposes for our derivative instruments. As a result, we record the change in fair value of our derivatives and the associated interest and currency exchange in "Gain (loss) on derivatives, net" in the Statement of Operations. Additionally, we may enter into hedging transactions in the form of puts and calls or other financial instruments that we deem appropriate.

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
Employees
We are managed by our Manager, pursuant to the management agreement dated May 9, 2012. We have no employees. All of our officers and two of our directors, James W. Hirschmann III and Jennifer W. Murphy, are employees of our Manager. Our Manager is responsible for, among other duties: (i) performing all of our day-to-day functions; (ii) determining investment criteria in conjunction with our Board of Directors; (iii) sourcing, analysing and executing investments, asset sales and financings; (iv) performing asset management duties; and (v) performing financial and accounting management.
Corporate Governance and Internet Address
We emphasize the importance of professional business conduct and ethics through our corporate governance initiatives. In 2014, the Board took additional steps to enhance governance by appointing a lead independent director and adding a fourth independent director so that our Board of Directors consists of two-thirds independent directors. The audit, nominating and corporate governance, and compensation committees of our Board of Directors are composed entirely of independent directors. We have adopted corporate governance guidelines and a code of business conduct and ethics, which delineate our standards for our officers and directors.
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
The Dodd-Frank Act established a comprehensive new regulatory framework for derivative contracts commonly referred to as "swaps" which requires that many swaps be executed on a regulated exchange or trading platform ("mandatory exchange trading") and cleared through a central counterparty ("mandatory clearing"). In particular, certain of the swaps that the Manager may want to use to hedge the Company's exposure to fluctuations in interest rates are now subject to mandatory clearing and mandatory exchange trading. In addition, in 2017, new requirements to variation margins will apply to over-the-counter swaps and other derivatives not centrally cleared. For swaps that are subject to mandatory clearing, the Company is forced to pledge some of its assets to a clearing broker as initial margin, and for the life of such swaps, the assets pledged as initial margin generally will not be available to the Company for investment. For swaps that are subject to mandatory clearing and mandatory exchange trading, the Company likely will incur additional fees and costs for transactions in such swaps. Together, these requirements may make our Manager's hedging strategies more costly or may induce our Manager to change its hedging strategies.
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
Risks related to our investing strategy

Mortgage loan modification, refinancing programs, reduction in mortgage insurance premiums and minimum down payments and future legislative action may adversely affect the value of, and our returns on, Agency RMBS, Non-Agency RMBS and our additional portfolio assets.
The U.S. Government, through the U.S. Federal Reserve, the Federal Housing Administration, or the FHA, and the Federal Deposit Insurance Corporation, has implemented a number of federal programs designed to assist homeowners, including the Home Affordable Modification Program, or HAMP, which provides homeowners with assistance in avoiding residential mortgage loan foreclosures, the Hope for Homeowners Program, or H4H Program, which allowed certain distressed borrowers to refinance their mortgages into FHA-insured loans in order to avoid residential mortgage loan foreclosures, and the Home Affordable Refinance Program, or HARP, which allows borrowers who are current on their mortgage payments to refinance and reduce their monthly mortgage payments at loan-to-value ratios up to 125% (and, in some cases, above 125%) without new mortgage insurance. A number of these homeowners' assistance programs have been enhanced or expanded. HAMP expired on December 31, 2016, although borrowers who have requested assistance or to whom an offer of assistance has been extended as of that date will have until September 30, 2017 to finalize their modification. HARP, which was scheduled to expire on December 31, 2016, has been extended to September 30, 2017. In addition, it is uncertain whether the new administration and Congressional majority will make any changes to these programs or any amendments to the bankruptcy laws to permit the modification of mortgage loans in bankruptcy proceedings. A significant number of loan modifications could result in a significant reduction in cash flows to the holders of the mortgage securities on an ongoing basis.
Amendments to the bankruptcy laws that result in the modification of outstanding mortgage loans may adversely affect the value of and the returns on, the assets that we may intend to acquire and the assets we currently hold.
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
In response to general market instability and more specifically, the financial conditions of FNMA and FHLMC, in July 2008, the Housing and Economic Recovery Act of 2008, or HERA, established a new regulator for FNMA and FHLMC, the U.S. Federal Housing Finance Agency, or the FHFA. In September 2008, the U.S. Treasury, the FHFA and the U.S. Federal Reserve announced a comprehensive action plan to help stabilize the financial markets, support the availability of mortgage financing and protect taxpayers. Under this plan, among other things, the FHFA was appointed as conservator of both FNMA and FHLMC, allowing the FHFA to control the actions of the two GSEs, without forcing them to liquidate, which would be the case under receivership. Importantly, the primary focus of the plan was to increase the availability of mortgage financing by allowing these GSEs to continue to grow their guarantee business without limit, while limiting the size of their retained mortgage and Agency security portfolios and requiring that these portfolios be reduced over time.
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

In recent year, lawmakers have proposed new legislations that would wind down the GSEs. In addition, the U.S. Government under the Trump Administration has made public comments regarding housing policy reforms, of which the scope and nature of the actions would be difficult to predict. These planned actions, including the eventual adoption of new legislations by the U.S. government, create market uncertainty with respect to the GSEs which could have a material and adverse effect on the quality and value of our Agency RMBS. The future roles of FNMA and FHLMC could be significantly reduced and the nature of their guarantee obligations could be considerably limited relative to historical measurements. Any such changes to the nature of their guarantee obligations could redefine what constitutes an Agency security and could have broad adverse implications for the market and our business, operations and financial condition. If FNMA or FHLMC were eliminated, or their structures were to change radically (i.e., limitation or removal of the guarantee obligation), or their market share reduced because of required price increases or lower limits on the loans they can guarantee, we could be unable to acquire additional Agency RMBS and our existing Agency RMBS could be materially and adversely impacted.
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
Beginning in 2014, we have invested in risk sharing securities issued by FNMA and FHLMC. Principal and interest payments on these securities are based on the performance of a specified pool of Agency residential mortgages. The payments due on these securities, however, are not secured by the referenced mortgages, but are full faith and credit obligations of Fannie Mae or Freddie Mac respectively. There is no implicit or explicit guarantee of these obligations by FHFA or that FHFA would satisfy such obligations if FNMA and/or FHLMC were to default.
We operate in a highly competitive market for investment opportunities and competition may limit our ability to acquire desirable investments in our portfolio assets and could also affect the pricing of these securities.
We operate in a highly competitive market for investment opportunities. Currently, our profitability depends, in large part, on our ability to acquire our portfolio assets at attractive prices. In acquiring these assets, we compete with a variety of institutional investors, including other REITs, specialty finance companies, public and private funds (including other funds managed by our Manager), commercial and investment banks, commercial finance and insurance companies and other financial institutions. Many of our competitors are substantially larger and have considerably greater financial, technical, marketing and other resources than we do. Other REITs have recently raised, or may raise, additional capital, and may have investment objectives that overlap with ours, which may create additional competition for investment opportunities. Some competitors may have a lower cost of funds and access to funding sources that may not be available to us, such as funding from the U.S. Government. Many of our competitors are not subject to the operating constraints associated with REIT tax compliance or maintenance of an exemption from the 1940

Act. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, competition for investments in our portfolio assets may lead to the price of such assets increasing, which may further limit our ability to generate desired returns. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, desirable investments in these assets may be limited in the future and we may not be able to take advantage of attractive investment opportunities from time to time, as we can provide no assurance that we will be able to identify and make investments that are consistent with our investment objectives.
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
The risks associated with our business are more severe during economic recessions and are compounded by declining real estate values. The Non-Agency RMBS, Non-Agency CMBS and Whole-Loans in which we invest a part of our capital will be particularly sensitive to these risks. Declining real estate values will likely reduce the level of new mortgage loan originations since borrowers often use appreciation in the value of their existing properties to support the purchase of additional properties. Borrowers will also be less able to pay principal and interest on loans underlying the securities in which we invest if the value of residential and commercial real estate weakens further. Further, declining real estate values significantly increase the likelihood that we will incur losses on Non-Agency RMBS, Non-Agency CMBS and Whole-Loans in the event of default because the value of collateral on the mortgages underlying such securities may be insufficient to cover the outstanding principal amount of the loan. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect our net interest income from Non-Agency RMBS, Non-Agency CMBS and Whole-Loans in our portfolio, which could have an adverse effect on our financial condition, results of operations and our ability to make distributions to our stockholders.

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
To the extent we acquire residential or commercial first lien mortgages or whole-loans; we will be subject to individual credit risk. While such mortgages will be secured by single family residences or commercial properties, we will rely on the borrower's willingness to make timely payments. In certain states our ability to recover against a borrower on a residential property may be limited to either recovering from the borrower or foreclosing on the property. In either case, depending on state and local laws, such recovery could take an extended period of time and expense, during which period we would not be receiving any payments, thereby negatively impacting our cash flow. Similarly, to the extent a commercial loan is non-recourse, our recovery will be limited to the underlying real property which depending on several factors, including the location of such property, could take an extended period of time and expense, thereby negatively impacting our cash flow.
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
An increase in interest rates may cause a decrease in the availability of certain of our portfolio assets, which could adversely affect our ability to acquire assets that satisfy our investment objectives and to generate income and make distributions.
Rising interest rates generally reduce the demand for mortgage loans due to the higher cost of borrowing. A reduction in the volume of mortgage loans originated may affect the volume of our portfolio assets available to us, which could adversely affect our ability to acquire assets that satisfy our investment objectives. Rising interest rates may also cause our assets that were issued prior to an interest rate increase to provide yields that are below prevailing market interest rates. If rising interest rates cause us to be unable to acquire a sufficient volume of our portfolio assets with a yield that is above our borrowing cost, our ability to satisfy our investment objectives and to generate income and make distributions may be materially and adversely affected.

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
In a normal yield curve environment, generally our investments decline in value if long-term interest rates increase. Declines in market value may ultimately reduce earnings or result in losses to us, which may negatively affect cash available for distribution to our stockholders.
A significant risk associated with our portfolio assets is the risk that both long-term and short-term interest rates will increase significantly. If long-term rates increased significantly, the market value of these investments would decline, and the duration and weighted average life of the investments would increase. We could realize a loss if the securities were sold. At the same time, an increase in short-term interest rates would increase the amount of interest owed on any repurchase agreements we may enter into, thereby potentially reducing the net interest margin we earn our investments and the income available for distribution to our shareholders.
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

As of December 31, 2016, none of our Agency RMBS, excluding Interest-Only Strips, were secured by ARMs or hybrid ARMs. Our Non-Agency RMBS, however, were secured by ARMs, Hybrid ARMS, pay option ARMs and fixed-rate mortgages. Further, there can be no assurance that this will not change in the future.
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
Since the onset of the economic recession in 2008, the Federal Reserve has maintained an accommodative monetary policy. Recent improvements in the U.S. labor market and overall U.S. economy have led to a discussion of the return of monetary policy to a more "normal" stature. According to the press release issued subsequent to the Federal Open Market Committee, or FOMC, meeting in December  2016, the FOMC expects that, with gradual adjustments in the stance of monetary policy, economic activity will expand at a moderate pace, labor market conditions will strengthen somewhat further, and inflation will rise to 2 percent over the medium term. The FOMC believes near-term risks to the economic outlook appear roughly balanced. The FOMC continues to closely monitor inflation indicators and global economic and financial developments. In view of realized and expected labor market conditions and inflation, the FMOC decided to maintain the target range for the federal funds rate at 1/2 to 3/4 percent. The stance of monetary policy remains accommodative, thereby supporting some further strengthening in labor market conditions and a return to 2 percent inflation. In determining the timing and size of future adjustments to the target range for the federal funds rate, the FOMC intends to assess realized and expected economic conditions relative to its objectives of maximum employment and 2 percent inflation. This assessment will take into account a wide range of information, including measures of labor market conditions, indicators of inflation pressures and inflation expectations, and readings on financial and international developments. Accordingly, we expect potentially three rate increases in 2017. We cannot project with certainty when and the rate at which the Federal Reserve will continue to increase the federal funds rate and what impact that will have on our business and operating results.
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
The mortgage related investments that we acquire are limited by the provisions of the 1940 Act and the rules and regulations promulgated thereunder. If the SEC determines that any of these securities are not qualifying interests in real estate or real estate-

related assets, adopts a contrary interpretation with respect to these securities or otherwise believes we do not satisfy the above exceptions or changes its interpretation of the above exceptions, we could be required to restructure our activities or sell certain of our assets. We may be required at times to adopt less efficient methods of financing certain of our mortgage related investments and we may be precluded from acquiring certain types of higher yielding securities. The net effect of these factors would be to lower our net interest income. If we fail to qualify for an exemption from registration as an investment company or an exclusion from the definition of an investment company, our ability to use leverage would be substantially reduced. Further, if the SEC determined that we were an unregistered investment company, we could be subject to monetary penalties and injunctive relief in an action brought by the SEC, we would potentially be unable to enforce contracts with third parties which could seek to obtain rescission of transactions undertaken during the period for which it was established we were an unregistered investment company. If we were required to register as an investment company, it would result in a change of our financial statement requirements. Our business will be materially and adversely affected if we fail to qualify for this exemption from regulation pursuant to the 1940 Act. In addition, the loss of our 1940 Act exemption would also permit our Manager to terminate the Management Agreement, which could result in material adverse effect on our business and results of operations.
The downgrade of the U.S. government's or certain European countries' credit ratings and any future downgrades of the U.S. government's or certain European countries' credit ratings may materially adversely affect our business, financial condition and results of operations.
On August 5, 2011, Standard & Poor's downgraded the U.S. government's credit rating for the first time in history. More recently, concerns over economic recession, geopolitical issues, the ability of certain European sovereigns to honor their debt obligations and the exposure of certain European financial institutions to such debt, potential deflationary pressures in Europe, slowing growth in China, rapid decline in the price of oil and certain other commodities, the availability and cost of financing, the mortgage market, uncertainty related to political events such as the government spending and tax policy and uncertain real estate market have contributed to volatility and relatively low expectations for the world economy and domestic and international markets. Europe remains vulnerable to volatile financial and credit markets due to economic and political uncertainties, including the United Kingdom's decision to withdraw from the European Union, the ongoing refugee crisis, financial uncertainty in Greece and a lack of confidence in the European Union's banking system. Because FNMA and FHLMC are in conservatorship of the U.S. government, downgrades to the U.S. government's credit rating could impact the credit risk associated with Agency MBS and, therefore, decrease the value of the Agency MBS in which we invest. In addition, the downgrade of the U.S. government's credit rating and the credit ratings of certain European countries has created broader financial turmoil and uncertainty, which has recently weighed heavily on the global banking system. Therefore, the downgrade of the U.S. government's credit rating and the credit ratings of certain European countries and any future downgrades of the U.S. government's credit rating or the credit ratings of certain European countries may materially adversely affect our business, financial condition and results of operations.
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
When we engage in repurchase transactions, we generally sell securities to lenders (repurchase agreement counterparties) and receive cash from these lenders. The lenders are obligated to resell the same securities back to us at the end of the term of the transaction. Because the cash we receive from the lender when we initially sell the securities to the lender will be less than the value of those securities (this difference is the haircut), if the lender defaults on its obligation to resell the same securities back to us we may incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities). We would also lose money on a repurchase transaction if the value of the underlying securities has declined as of the end of the transaction term, as we would have to repurchase the securities based on their initial value but would receive securities worth less than that amount. Further, if we default on one of our obligations under a repurchase transaction, the lender can terminate the transaction and cease entering into any other repurchase transactions with us. Our inability to post adequate collateral for a margin call by the counterparty, in a timeframe as short as the close of the same business day, could result in a condition of default under our repurchase agreements, thereby enabling the counterparty to liquidate the collateral pledged by us, which may have a material adverse effect on our financial position, results of operations and cash flows. Certain of our repurchase agreements contain cross-default provisions, such that if a default occurs under an agreement with any specific lender, that lender could also declare a default under other repurchase agreements or other financing or derivative contracts, if any, with such lender. Further, 17 of the counterparties to our repurchase agreements held, as of December 31, 2016, collateral valued in excess of 5% of our stockholders' equity as security for our obligations under the applicable repurchase agreements. Any losses we incur on our repurchase transactions could adversely affect our earnings and thus our cash available for distribution to our stockholders.
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
As of December 31, 2016, we had amounts outstanding under repurchase agreements with 20 separate lenders and had repurchase agreements with 27 different lenders. Prior to entering into a lending relationship with any financial institution, our Manager does a thorough credit review of such potential lender. Notwithstanding the foregoing, a material adverse development involving one or more major financial institutions or the financial markets in general, in addition to the regulatory changes, could result in our lenders reducing our access to funds available under our repurchase agreements or terminating such agreements altogether.
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
We use repurchase agreements to finance acquisitions of our investments. If the market value of the asset pledged or sold by us to a financing institution pursuant to a repurchase agreement declines, we may be required by the financing institution to provide additional collateral or pay down a portion of the funds advanced, but we may not have the funds available to do so, which could result in defaults. Posting additional collateral to support our credit will reduce our liquidity and limit our ability to leverage our assets, which could adversely affect our business. In the event we do not have sufficient liquidity to meet such requirements, financing institutions can accelerate repayment of our indebtedness, increase interest rates, liquidate our collateral or terminate our ability to borrow. Such a situation would likely result in a rapid deterioration of our financial condition and possibly necessitate a filing for bankruptcy protection.
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
We are subject to conflicts of interest arising out of our relationship with our Manager. We do not have any employees. All of our executive officers and two of our directors, James W. Hirschmann III and Jennifer W. Murphy, are employees of our Manager. Our Management Agreement with our Manager was negotiated between related parties and its terms, including fees and other amounts payable, may not be as favorable to us as if it had been negotiated at arm's length with an unaffiliated third party. In addition, the obligations of our Manager and its officers and personnel to engage in other business activities may reduce the time our Manager and its officers and personnel spend managing us.

We compete for investment opportunities directly with other client portfolios managed by our Manager. Clients of our Manager may have investment mandates and objectives that target the same assets as us. A substantial number of client accounts managed by our Manager have exposure to RMBS, CMBS and our other portfolio investments and may have similar investment mandates and objectives. While our Manager has only a limited number of client accounts investing in Whole-Loans, the supply of Whole-Loan investments meeting the Manager's investment criteria are extremely limited. In addition, our Manager may have additional clients that compete directly with us for investment opportunities in the future. Our Manager has an investment allocation policy in place that is intended to ensure that no single client is intentionally favored over another and that trades are allocated in a fair and equitable manner. We may compete with our Manager or its other clients for investment or financing opportunities sourced by our Manager; however, we may either not be presented with the opportunity or have to compete with our Manager to acquire these investments or have access to these sources of financing. Our Manager and our executive officers may choose to allocate favorable investments to itself or to its or other clients instead of to us. Further, at times when there are turbulent conditions in the mortgage markets or distress in the credit markets or other times when we will need focused support and assistance from our Manager, our Manager's other clients will likewise require greater focus and attention, placing our Manager's resources in high demand. In such situations, we may not receive the level of support and assistance that we may receive if we were internally managed or if our Manager did not act as a manager for other entities. There is no assurance that our Manager's allocation policies that address some of the conflicts relating to our access to investment and financing sources will be adequate to address all of the conflicts that may arise.
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
We have sold or issued 50,510 shares of our common stock to our Manager's deferred compensation plan, which made such investment on behalf of the beneficiaries of the plan, including certain executives and other employees of our Manager and its affiliates. We have sold 650,000 shares of common stock to our Manager in a private placement. In addition, through December 31, 2016, our Manager had received four grants of restricted stock totaling 620,677 shares, inclusive of the stock component of the December 19, 2013 dividend. To the extent our Manager elects to sell all or a portion of these shares in the future, our Manager's interests may be less aligned with our interests.
We are dependent on our Manager and its key personnel for our success.
We have no separate facilities and are completely reliant on our Manager. All of our executive officers and two of our directors, are employees of our Manager. Our Manager has significant discretion as to the implementation of our investment and operating policies and strategies. Accordingly, we believe that our success will depend to a significant extent upon the efforts, experience, diligence, skill and network of business contacts of the executive officers and key personnel of our Manager. The executive officers and key personnel of our Manager evaluate, negotiate, close and monitor our investments; therefore, our success depends on their continued service. The departure of any of the executive officers or key personnel of our Manager could have a material adverse effect on our performance. In addition, we offer no assurance that our Manager will remain our investment manager or that we will continue to have access to our Manager's principals and professionals. The term of our Management Agreement with our Manager expires on May 16, 2018, with automatic one-year renewals thereafter. If the Management Agreement is terminated and no suitable replacement is found to manage us, we may not be able to execute our business plan. Moreover, our Manager is not obligated to dedicate any of its personnel exclusively to us nor is it obligated to dedicate any specific portion of its time to our business, and none of our Manager's personnel are contractually dedicated to us under our Management Agreement with our Manager.
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
Our Manager is only contractually committed to serve us until May 16, 2018. The Management Agreement is automatically renewable for one-year terms; provided, however, that our Manager may terminate the Management Agreement annually upon 180 days prior notice. If the Management Agreement is terminated and no suitable replacement is found to manage us, we may not be able to execute our business plan.
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
Some of the factors that could negatively affect the market price of our common stock include:

•	actual or anticipated variations in our quarterly operating results;

•	changes in our earnings estimates or publication of research reports about us or the real estate industry;

•	changes in market valuations of similar companies;

•	adverse market reaction to any increased indebtedness we incur in the future;

•	additions to or departures of our Manager's key personnel;

•	actions by our stockholders;

•	changes in our dividend policy or payments; and

•	speculation in the press or investment community.
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
In April 2012, President Obama signed into law the Jumpstart Our Business Startups Act, or the JOBS Act. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for "emerging growth companies," including certain requirements relating to accounting standards and compensation disclosure. We are classified as an emerging growth company. For as long as we are an emerging growth company, which may be up to five full fiscal years from the date of our IPO, unlike other public companies, we will not be required to: (i) provide an auditor's attestation report on management's assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act; (ii) comply with any new or revised financial accounting standards applicable to public companies until such standards are also applicable to private companies under Section 102(b)(1) of the JOBS Act; (iii) comply with any new requirements adopted by the Public Company Accounting Oversight Board, or the PCAOB, requiring mandatory audit firm rotation or a supplement to the auditor's report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer; (iv) comply with any new audit rules adopted by the PCAOB after April 5, 2012 unless the SEC determines otherwise; (v) provide certain disclosure regarding executive compensation required of larger public companies; or (vi) hold shareholder advisory votes on executive compensation. Since our initial public offering, we have chosen to rely on certain of these exemptions and we cannot predict whether investors will find our common stock less attractive if we continue to rely on these exemptions for so long as they are available to us. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may be more volatile.
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
Risks Related to REIT Status
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
To qualify as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets, including certain mortgage loans and securities. The remainder of our investments in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our total assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% (or, for 2018 and subsequent taxable years 20%) of the value of our total assets can be represented by securities of one or more TRS. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate otherwise attractive investments from our investment portfolio. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

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
We have acquired and may acquire in the future mortgage-backed securities and other portfolio instruments in the secondary market for less than their face amount. In addition, pursuant to our ownership of certain mortgage-backed securities, we may be treated as holding certain debt instruments acquired in the secondary market for less than their face amount. The discount at which such securities or debt instruments are acquired may reflect doubts about their ultimate collectability rather than current market interest rates. The amount of such discount will nevertheless generally be treated as "market discount" for U.S. federal income tax purposes. Accrued market discount is reported as income when, and to the extent that, any payment of principal of the mortgage-backed security or debt instrument is made. If we collect less on the mortgage-backed security or debt instrument than our purchase price plus the market discount we had previously reported as income, we may not be able to benefit from any offsetting capital loss deductions to the extent we do not have offsetting capital gains.
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
Legislative or other actions affecting REITs could have a negative effect on us.
The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury (the “Treasury”). According to publicly released statements, a top legislative priority of the new Congress and administration may be to enact significant reform of the Code, including significant changes to taxation of business entities and the deductibility of interest expense and capital investment.  There is a substantial lack of clarity around the likelihood, timing and details of any such tax reform and the impact of any potential tax reform on us or an investment in our securities. Any such changes to the tax laws or interpretations thereof, with or without retroactive application, could materially and adversely affect our investors or us. We cannot predict how changes in the tax laws might affect our investors or us. New legislation, Treasury regulations, administrative interpretations or court decisions could significantly and negatively affect our ability to qualify as a REIT or the U.S. federal income tax consequences to our investors and us of such qualification. You are urged to consult with your tax advisor with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our securities.

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

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the NYSE under the symbol "WMC". The following table sets forth the high, low and last sales prices for our common stock, as reported on the NYSE:

Period	High	Low	Close
2016
First Quarter	$10.95	$8.04	$10.05
Second Quarter	$10.18	$8.71	$9.39
Third Quarter	$11.03	$9.22	$10.42
Fourth Quarter	$11.18	$9.63	$10.07
2015
First Quarter	$15.53	$13.25	$15.08
Second Quarter	$15.65	$14.18	$14.77
Third Quarter	$15.29	$11.07	$12.61
Fourth Quarter	$12.20	$9.94	$10.22
The following table summarizes our dividends declared on common stock, on a per share basis, for the years ended 2016 and 2015:

Declaration Date	Record Date	Payment Date	Common Stock Dividend
2016
December 22, 2016	January 3, 2017	January 26, 2017	$0.31
September 22, 2016	October 4, 2016	October 25, 2016	$0.31
June 23, 2016	July 5, 2016	July 26, 2016	$0.31
March 24, 2016	April 4, 2016	April 26, 2016	$0.45
2015
December 17, 2015	December 28, 2015	January 26, 2016	$0.58
September 24, 2015	October 5, 2015	October 27, 2015	$0.60
June 18, 2015	June 29, 2015	July 28, 2015	$0.64
March 26, 2015	April 6, 2015	April 28, 2015	$0.67
In order to maintain our qualification as a REIT, we must make annual distributions to our stockholders of at least 90% of our taxable income (not including net capital gains). We have adopted a policy of paying regular quarterly dividends on our common stock. Refer to Note 11- "Stockholders' Equity" to our Consolidated Financial Statements included in Item 8 of this report for details on the tax characterization of our dividend.
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
As of March 3, 2017, we had 7 registered holders of our common stock and 41,919,801 shares outstanding.
Securities Authorized for Issuance Under Equity Compensation Plans
In conjunction with our IPO and concurrent private placement, our Board of Directors approved the Western Asset Mortgage Capital Corporation Equity Plan (the "Equity Plan") and the Western Asset Manager Equity Plan (the "Manager Equity Plan" and collectively the "Equity Incentive Plans"). For further details, see Note 10 "Share-Based Payments" to the consolidated financial statements included under Item 8 in this Form 10-K.

The following table presents certain information about the Equity Incentive Plans as of December 31, 2016:

Award	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Restricted common stock	N/A	N/A	529,850
Total	—	—	529,850
Stockholder Return Performance
The following graph is a comparison of the cumulative total stockholder return on the Company's common stock, the Standard & Poor's 500 Index (the "S&P 500 Index"), the Russell 2000 Index (the "Russell 2000") and the SNL Finance REIT Index (the "SNL Finance REIT"), a peer group index from May 9, 2012 (commencement of trading on the New York Stock Exchange) to December 31, 2016, and accordingly does not take into account the dividend the Company declared on December 22, 2016 and paid on January 26, 2017. The graph assumes that $100 was invested on May 15, 2012 in the Company's common stock, the S&P 500 Index, the Russell 2000 and the SNL Finance REIT and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of the Company's shares will continue in line with the same or similar trends depicted in the graph below.

Total Return Performance

Index Value
200
180
160
140
120
100
80
05/09/12
12/31/12
12/31/13
12/31/14
12/31/15
12/31/16
Western Asset Mortgage Capital Corp
S&P 500
Russell 2000
SNL Finance REIT

Index	05/09/12	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
Western Asset Mortgage Capital Corp	100.00	110.31	111.72	132.45	111.23	125.48
S&P 500	100.00	106.92	141.55	160.93	163.16	182.67
Russell 2000	100.00	108.80	151.04	158.43	151.43	183.70
SNL Finance REIT	100.00	106.04	102.42	117.29	107.56	132.49
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
The selected historical information presented for the years ended December 31, 2016, December 31, 2015, December 31, 2014, December 31, 2013 and for the period from May 15, 2012 (commencement of operations) through December 31, 2012, relates to our operations and has been derived from our audited Consolidated Statements of Operations included in this Annual Report on Form 10-K.

in thousands—except share and per share data	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013	For the period from May 15, 2012 (commencement of operations) through December 31, 2012
Operating Data:
Net Interest Income
Interest income	$123,756	$152,704	$149,110	$125,328	$53,318
Interest expense	32,430	27,605	22,263	18,019	8,094
Net Interest Income	91,326	125,099	126,847	107,309	45,224

Other Income (Loss):
Realized gain (loss) on sale of investments, net	(21,991)	8,279	(2,178)	(110,712)	20,754
Other than temporary impairment	(32,286)	(19,791)	(17,014)	(11,858)	(3,206)
Unrealized gain (loss), net	(17,107)	(34,011)	189,011	(160,109)	13,930
Gain (loss) on derivative instruments, net	(20,735)	(68,895)	(180,496)	157,547	(13,106)
Gain on linked transactions, net	—	—	1,870	4,137	—
Other, net	180	2,318	1,433	91	11
Other Income (Loss), net	(91,939)	(112,100)	(7,374)	(120,904)	18,383
Operating expenses	11,493	12,888	10,394	8,485	3,520
General and administrative expenses	9,753	9,595	8,366	5,775	2,810
Income (loss) before income taxes	(21,859)	(9,484)	100,713	(27,855)	57,277
Income tax provision(benefit)	3,156	—	—	—	—
Net Income (loss)	$(25,015)	$(9,484)	$100,713	$(27,855)	$57,277
Net income (loss) per Common Share—Basic	$(0.61)	$(0.25)	$2.67	$(1.19)	$3.64
Net income (loss) per Common Share—Diluted	$(0.61)	$(0.25)	$2.67	$(1.19)	$3.63
Dividends Declared per Share of Common Stock	$1.38	$2.49	$2.74	$5.10 (1)	$2.35
Balance Sheet Data (at period end):
Total assets	$3,156,016	$3,414,429	$4,909,277	$3,094,877	$5,364,964
Total liabilities	$2,725,534	$2,902,781	$4,286,065	$2,684,783	$4,841,756
Total stockholders' equity	$430,482	$511,648	$623,212	$410,094	$523,208
Other Data:
Cash flow provided by (used in):
Operating activities	$11,546	$133,898	$107,374	$179,341	$33,518
Investing activities	$504,631	$1,359,855	$(1,311,678)	$2,002,411	$(5,216,160)
Financing activities	$(494,799)	$(1,516,439)	$1,203,001	$(2,189,519)	$5,238,933

(1)	Includes $2.35 dividend per share declared on December 19, 2013, consisting of cash and stock.

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with our financial statements and accompanying notes included in Item 8, "Financial Statements and Supplementary Data" of this annual report on Form 10-K.
Overview
We are organized as a Delaware corporation that commenced operations in May 2012, focused on investing in, financing and managing a diversified portfolio of real estate related securities, whole-loans and other financial assets. We are externally managed and advised by our Manager, an SEC-registered investment advisor and a wholly-owned subsidiary of Legg Mason, Inc. Our Manager is responsible for administering our business activities and our day-to-day operations, subject to the supervision of our Board of Directors.
Our portfolio is mainly comprised of Agency RMBS, Agency CMBS, Non-Agency RMBS, Non-Agency CMBS and Residential Whole-Loans. To a significantly lesser extent, we have invested in other securities including certain GSE Risk Sharing Securities, as well as certain Non U.S. CMBS and ABS investments secured by a portfolio of private student loans. In addition, our holdings included a securitized commercial loan from a consolidated VIE, although we only own a portion of the VIE.
We use leverage, currently consisting of borrowings under repurchase agreements, as part of our business strategy in order to increase potential returns to our stockholders. We accomplish this by borrowing against existing investments primarily through repurchase agreements. We may also change our financing strategy and leverage without the consent of our stockholders.
We operate and elected to be taxed as a REIT, commencing with our taxable year ended December 31, 2012. We generally will not be subject to U.S. federal income taxes on our taxable income to the extent that we annually distribute, in accordance with the REIT regulations, all of our net taxable income to stockholders and maintain our intended qualification as a REIT. Certain of our non-qualifying investments were held in our taxable REIT subsidiary or "TRS". Net income generated in our TRS is taxable and subject to federal, state and local income tax at the applicable corporate tax rates.
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

Our net interest income varies primarily as a result of changes in market interest rates and constant prepayment rates, or (“CPR”) on our Agency RMBS. The CPR measures the amount of unscheduled principal prepayments on RMBS as a percentage of the principal balance. Interest income on our credit sensitive investments can also be impacted by unanticipated prepayments, defaults, liquidations or delinquencies experienced by the underlying borrowers. These factors can vary according to type of investment and conditions in the financial markets, none of which can be predicted with any certainty.

See the Item 1A. "Risk Factors" in this Annual Report on Form 10-K for additional factors that may impact our operating results.
Recent Market Conditions
Our business is affected by general U.S. residential real estate fundamentals, domestic and foreign commercial real estate fundamentals and the overall U.S. and international economic environment. In particular, our strategy is influenced by the specific characteristics of these markets, including but not limited to prepayment rates and interest rate levels. We expect the results of our operations to be affected by various factors, many of which are beyond our control. Our results of operations will primarily depend on, among other things, the level of our net interest income, the market value of our investment portfolio and the supply of and demand for mortgage-related assets. Our net interest income, which includes the amortization of purchase premiums and accretion of discounts, will vary primarily as a result of changes in interest rates, defaults and loss severity rates, borrowing costs, and prepayment speeds on our MBS and other Target Assets (as defined herein) investments.  Similarly, the overall value of our investment portfolio will be impacted by these factors as well as changes in the value of residential and commercial real estate and continuing regulatory changes.

The unexpected election of Donald Trump in November 2016, triggered a major repricing in the financial markets. The market has embraced the optimism that U.S. growth is going to improve and that fiscal policy is going to help charge growth despite economic and policy uncertainty. This optimism triggered risk-on sentiment, which sparked an increase in interest rates, generating a positive impact on net interest income. The upward pressure on interest rates and volatility in the markets led to spread widening, resulting in a significant decrease in our book value.

    Our Manager's global outlook for 2017, is sensitive to the potential downside risks, such as policy uncertainties from current administration, policy implications from changing political environment in Europe and economic slowdown in China. It expects steady but unspectacular global growth, and that U.S. growth and inflation may rise with fiscal stimulus. Global inflation has stopped declining; however, central banks, which have been a big source of accommodation for the global recovery, are becoming less accommodative. Nonetheless, our Manager believes government bonds should remain underpinned by low policy rates and spread sectors should outperform over the longer term. U.S. rates reflect growth and optimism and upside risks to U.S. growth may come from potential fiscal policy changes.

We believe our portfolio is well positioned to generate attractive risk-adjusted returns for our shareholders. Residential MBS, Whole-Loans (residential and commercial), CMBS and GSE CRT investments continue to look attractive on a risk-adjusted basis. The fundamentals in the U.S. housing market remained solid, despite higher interest rates, with house prices projected to grow at 2%-3% over the next 12 months and the pent-up demand for housing should be a positive. We continue to be constructive for commercial real estate sector with focus towards single asset/single borrower transactions. However, there remains a great deal of economic and policy uncertainty and our Manager will continue to actively manage the portfolio and reallocate capital as it believes appropriate.

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

Valuation of financial instruments

We disclose the fair value of our financial instruments according to a fair value hierarchy (Levels I, II, and III, as defined below). ASC 820 "Fair Value Measurements and Disclosures" establishes a framework for measuring fair value and expands financial statement disclosure requirements for fair value measurements. ASC 820 further specifies a hierarchy of valuation techniques, which is based on whether the inputs into the valuation technique are observable or unobservable. The hierarchy is as follows:
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
The level in the fair value hierarchy within which a fair value measurement in its entirety falls is based on the lowest level input that is significant to the fair value measurement in its entirety. Transfers between levels are determined by us at the end of the reporting period.
Mortgage-Backed Securities and Other Securities

Our mortgage-backed securities and other securities portfolio primarily consists of Agency RMBS, Agency CMBS, Non-Agency RMBS, Non-Agency CMBS, ABS and other real estate related assets, these investments are recorded in accordance with ASC 320, “Investments – Debt and Equity Securities”, ASC 325-40, “Beneficial Interests in Securitized Financial Assets” or ASC 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality”. We have chosen to make a fair value election pursuant to ASC 825, “Financial Instruments” for our mortgage-backed securities and other securities portfolio. Electing the fair value option allows us to record changes in fair value in the Consolidated Statements of Operations as a component of “Unrealized gain (loss), net”., which, in management’s view, more appropriately reflects the results of operations for a particular reporting period as all securities activities will be recorded in a similar manner.
If we purchase securities with evidence of credit deterioration since origination, we will analyze to determine if the guidance found in ASC 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” is applicable.
We account for our securities under ASC 310 and ASC 325 and evaluate securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis. The determination of whether a security is other-than-temporarily impaired involves judgments and assumptions based on subjective and objective factors. When the fair value of an investment security is less than its amortized cost at the balance sheet date, the security is considered impaired, and the impairment is designated as either “temporary” or “other-than-temporary.” When a security is impaired, an OTTI is considered to have occurred if (i) if we intend to sell the security (i.e., a decision has been made as of the reporting date) or (ii) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If we intend to sell the security or if it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, the entire amount of the impairment loss, if any, is recognized in earnings as OTTI and the cost basis of the security is adjusted to its fair value. Additionally for securities accounted for under ASC 325-40 an OTTI is deemed to have occurred when there is an adverse change in the expected cash flows to be received and the fair value of the security is less than its carrying amount. In determining whether an adverse change in cash flows occurred, the present value of the remaining cash flows, as estimated at the initial transaction date (or the last date previously revised), is compared to the present value of the expected cash flows at the current reporting date. The estimated cash flows reflect those a “market participant” would use and are discounted at a rate equal to the current yield used to accrete interest income. Any resulting OTTI adjustments are reflected in the “Other than temporary impairment” line item in our Consolidated Statements of Operations.
The determination as to whether an OTTI exists is subjective, given that such determination is based on information available at the time of assessment as well as our estimate of the future performance and cash flow projections for the individual security. As a result, the timing and amount of an OTTI constitutes an accounting estimate that may change materially over time.

Increases in interest income may be recognized on a security on which we have previously recorded an OTTI charge if the cash flow of such security subsequently improves.

Securities in an unrealized loss position on December 31, 2016 are not considered other than temporarily impaired if we had the ability and intent to hold the securities to maturity or for a period of time sufficient for a forecasted market price recovery up to or above the amortized cost of the investment, and we are not required to sell the security for regulatory or other reasons.

In addition, unrealized losses on our Agency Securities, with explicit guarantee of principal and interest by the governmental sponsored entity ("GSE"), are not credit losses but rather were due to changes in interest rates and prepayment expectations. These securities would not be considered other than temporarily impaired provided we did not intent to sell the security.
Residential Whole-Loans
Investments in Whole-Loan are recorded in accordance with ASC 310-20, "Nonrefundable Fees and Other Costs". We have chosen to make the fair value election pursuant to ASC 825 for our Whole-Loan portfolio. Whole-Loans are recorded at fair value in the Consolidated Balance Sheets with the periodic change in fair market value being recorded in earnings in our Consolidated Statements of Operations as a component of "Unrealized gain (loss), net". All other costs incurred in connection with acquiring Whole-Loans or committing to purchase these loans are charged to expense as incurred.

We amortize or accrete any premium or discount over the life of the related loan utilizing the effective interest method, based on the contractual payment terms of the loan. On at least a quarterly basis, we evaluate the collectability of both interest and principal of each loan, if circumstances warrant, to determine whether such loan is impaired. A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the existing contractual terms. When a loan is impaired, we do not record an allowance for loan loss as we have elected the fair value option. However, income recognition is suspended for loans at the earlier of the date at which payments become 90-days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired loan is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. A loan is written off when it is no longer realizable and/or legally discharged.
Interest income recognition
Agency MBS, Non-Agency MBS and other securities, excluding Interest-Only Strips, rated AA and higher at the time of purchase
Interest income on mortgage-backed and other securities is accrued based on the respective outstanding principal balances and corresponding contractual terms. We record interest income in accordance with ASC subtopic 835-30 "Imputation of Interest", using the effective interest method. As such premiums and discounts associated with Agency MBS, Non-Agency MBS and other securities, excluding Interest-Only Strips, rated AA and higher at the time of purchase, are amortized into interest income over the estimated life of such securities. Adjustments to premium and discount amortization are made for actual prepayment activity. We estimate prepayments at least quarterly for our securities and, as a result, if the projected prepayment speed increases, we will accelerate the rate of amortization on premiums or discounts and make a retrospective adjustment to historical amortization. Alternatively, if projected prepayment speeds decrease, we will reduce the rate of amortization on the premiums or discounts and make a retrospective adjustment to historical amortization.
Non-Agency MBS and other securities that are rated below AA at the time of purchase and Interest-Only Strips that are not classified as derivatives
Interest income on Non-Agency MBS and other securities that are rated below AA at the time of purchase and Interest-Only Strips that are not classified as derivatives are also recognized in accordance with ASC 835, using the effective yield method. The effective yield on these securities is based on the projected cash flows from each security, which is estimated based on our observation of the then current information and events, where applicable, and will include assumptions related to interest rates, prepayment rates and the timing and amount of credit losses. On at least a quarterly basis, we review and, if appropriate, make adjustments to our cash flow projections based on input and analysis received from external sources, internal models, and our judgment about interest rates, prepayment rates, the timing and amount of credit losses, and other factors. Where appropriate, we may include in our cash flow projections the U.S. Department of Justice's settlements with the major residential mortgage originators, regarding certain lending practices. Changes in cash flows from those originally projected, or from those estimated at the last evaluation, may result in a prospective change in the yield/interest income recognized on such securities. Actual maturities of the securities are affected by the contractual lives of the underlying collateral, periodic payments of scheduled principal, and prepayments of principal. Therefore, actual maturities of the securities will generally be shorter than stated contractual maturities.
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
Residential Whole-Loans
Interest income on our Whole-Loan portfolio is recorded in accordance with ASC 835 using the effective interest method. Any amortization or accretion will be reflected as a component of "Interest income" in our Consolidated Statements of Operations.

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

To assess whether we have the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance, we consider all facts and circumstances, including our role in establishing the VIE and our ongoing rights and responsibilities. This assessment includes first, identifying the activities that most significantly impact the VIE’s economic performance; and second, identifying which party, if any, has power over those activities. In general, the parties that make the most significant decisions affecting the VIE or have the right to unilaterally remove those decision makers is deemed to have the power to direct the activities of a VIE.

To assess whether we have the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE, we consider all of our economic interests. This assessment requires that we apply judgment in determining whether these interests, in the aggregate, are considered potentially significant to the VIE. Factors considered in assessing significance include: the design of the VIE, including its capitalization structure; subordination of interests; payment priority; relative share of interests held across various classes within the VIE’s capital structure; and the reasons why the interests are held by us.

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

Derivatives and hedging activities

 Subject to maintaining our qualification as a REIT for U.S. federal income tax purposes, we utilize derivative financial instruments, including interest rate swaps, interest rate swaptions, mortgage put options, currency forwards, futures contracts, TBAs and Agency and Non-Agency Interest-Only Strips to hedge the interest rate and currency risk associated with our portfolio and related borrowings. Derivatives, subject to REIT requirements, are used for hedging purposes rather than speculation. We have also entered into a total return swap, which transfers the total return of the referenced security to the Company. We determines the fair value of our derivative positions and obtains quotations from third parties, including the Chicago Mercantile Exchange or CME, to facilitate the process of determining such fair values. If our hedging activities do not achieve the desired results, reported earnings may be adversely affected.
GAAP requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and to measure those instruments at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative. The fair value adjustment will affect either other comprehensive income in stockholders' equity until the hedged item is recognized in earnings or net income depending on whether the derivative instrument is designated and qualifies as a for hedge for accounting purposes and if so, the nature of the hedging activity. We have elected not to apply hedge accounting for our derivative instruments. Accordingly, we record the change in fair value, of our derivative instruments, which includes net interest rate swap payments (including accrued amounts) and net currency payments/receipts (including accrued amounts) related to interest rate swaps and currency swaps, respectively in "Gain (loss) on derivative instruments, net" in our Consolidated Statements of Operations.

In our Consolidated Statements of Cash Flows, premiums received or paid on termination of our interest rate swaps, excluding interest rate swaps containing an other-than-insignificant financing element and the unamortized premium of market agreed coupon ("MAC") interest rate swaps, are included in cash flows from operating activities. Notwithstanding the foregoing, proceeds and payments on settlement of swaptions, mortgage put options, futures contracts and TBAs are included in cash flows from investing activities. Proceeds and payments on settlement of forward contracts are reflected in cash flows from financing activities in our Consolidated Statements of Cash Flows. While payments made at the time of entering MAC interest rate swaps are included in cash flows from investing activities, payments received by us upon entering MAC interest rate swaps are included in either cash flows from investing activities or cash flows financing activities, depending on whether or not the derivative instrument includes an other-than-insignificant financing element. For MAC interest rate swaps containing an other-than-insignificant financing element, all cash flows over the life of the derivative are treated as cash flows from financing activities. Return and recovery of basis activity for MAC interest rate swaps is included in cash flows from investing activities for swaps not containing an other-than-insignificant financing element in our Consolidated Statements of Cash Flows. For Agency and Non-Agency Interest-Only Strips accounted for as derivatives, the purchase, sale and recovery of basis activity is included with MBS and other securities under cash flows from investing activities in our Consolidated Statements of Cash Flows.
We evaluate the terms and conditions of our holdings of Agency and Non-Agency Interest-Only Strips, interest rate swaptions, currency forwards, futures contracts and TBAs to determine if these instruments have the characteristics of an investment or should be considered a derivative under GAAP. In determining the classification of our holdings of Interest-Only Strips, we evaluate the securities to determine if the nature of the cash flows has been altered from that of the underlying mortgage collateral. Interest-Only Strips, for which the underlying mortgage collateral has been included into a structured security that alters the cash flows from the underlying mortgage collateral, are accounted for as derivatives. The carrying value of our Agency and Non-Agency Interest-Only Strips, accounted for as derivatives, is included in "Mortgage-backed securities and other securities, at fair value" in our Consolidated Balance Sheets. Interest earned or paid along with the change in fair value of these instruments accounted for as derivatives is recorded in "Gain (loss) on derivatives instruments, net" in our Consolidated Statements of Operations".
We evaluate all of our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. An embedded derivative is separated from the host contact and accounted for separately when all of the guidance criteria are met. Hybrid instruments that are remeasured at fair value through earnings, including the fair value option are not bifurcated. Derivative instruments, including derivative instruments accounted for as liabilities, are recorded at fair value and are re-valued at each reporting date, with changes in the fair value together with interest earned or paid (including accrued amounts) reported in "Gain (loss) on derivative instruments, net" in our Consolidated Statements of Operations.
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

In November 2016, FASB issued ASU 2016-18 "Statement of Cash Flows (Topic 230): Restricted Cash, a consensus of the FASB's Emerging Issues Task Force." The guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents as well as disclose information about the nature of the restrictions on its cash and cash equivalents. For public business entities, the guidance is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The guidance should be applied using a retrospective transition method to each period presented. We are currently assessing the impact that this guidance will have on our consolidated financial statements when adopted.
Investments
Our Portfolio
The following table presents certain information about our investment portfolio at December 31, 2016 (dollars in thousands):

	Principal Balance	Unamortized Premium (Discount)	Discount Designated as Credit Reserve and OTTI	Amortized Cost	Unrealized Gain (Loss)	Fair Value	Net Weighted Average Coupon (1)
Agency RMBS
20-Year mortgage
Coupon Rate:
3.50%	$115,659	$6,094	$—	$121,753	$(1,374)	$120,379	3.5%
4.00%	355,316	19,647	—	374,963	3,128	378,091	4.0%
	470,975	25,741	—	496,716	1,754	498,470	3.9%
30-Year mortgage
Coupon Rate:
3.00%	94,971	616	—	95,587	(1,133)	94,454	3.0%
3.50%	80,018	4,537	—	84,555	(1,618)	82,937	3.5%
4.00%	337,106	28,810	—	365,916	(8,559)	357,357	4.0%
4.50%	313,477	23,088	—	336,565	4,611	341,176	4.5%
5.00%	48,640	5,993	—	54,633	(344)	54,289	5.0%
5.50%	1,959	288	—	2,247	(67)	2,180	5.5%
6.00%	2,428	276	—	2,704	110	2,814	6.0%
	878,599	63,608	—	942,207	(7,000)	935,207	4.1%

Agency RMBS IOs and IIOs(2)	N/A	N/A	N/A	18,810	980	19,790	3.0%
Agency RMBS IOs and IIOs accounted for as derivatives (2)(3)	N/A	N/A	N/A	N/A	N/A	16,503	3.2%
	N/A	N/A	N/A	18,810	980	36,293	3.1%

Agency CMBS	377,286	(15,383)	—	361,903	1,761	363,664	2.6%
Agency CMBS Interest-Only Strips(2)	N/A	N/A	N/A	210	21	231	4.3%
Agency CMBS IOs and IIOs accounted for as derivatives (2)(3)	N/A	N/A	N/A	N/A	N/A	7,729	0.6%
	377,286	(15,383)	—	362,113	1,782	371,624	2.0%
Subtotal Agency	1,726,860	73,966	—	1,819,846	(2,484)	1,841,594	3.3%

Non-Agency RMBS	340,759	(294)	(108,399)	232,066	8,975	241,041	4.5%
Non-Agency RMBS IOs and IIOs(2)	N/A	N/A	N/A	55,754	8,362	64,116	5.6%
Non-Agency RMBS IOs and IIOs accounted for as derivatives (2)(3)	N/A	N/A	N/A	N/A	N/A	3,085	4.6%
	340,759	(294)	(108,399)	287,820	17,337	308,242	5.0%

Non-Agency CMBS, including Non U.S.	473,024	(69,436)	(17,787)	385,801	(26,882)	358,919	5.0%
Subtotal Non-Agency	813,783	(69,730)	(126,186)	673,621	(9,545)	667,161	5.0%

Other securities(4)	44,838	4,435	(4,298)	68,085	(323)	67,762	8.2%
Residential Whole-Loans	187,765	772	—	188,537	3,599	192,136	4.8%
Securitized commercial loan	25,000	—	—	25,000	(775)	24,225	9.0%
Total	$2,798,246	$9,443	$(130,484)	$2,775,089	$(9,528)	$2,792,878	4.0%

(1)	Net weighted average coupon as of December 31, 2016 is presented net of servicing and other fees.

(2)
IOs and IIOs have no principal balances and bear interest based on a notional balance.  The notional balance is used solely to determine interest distributions on interest-only class of securities.  At December 31, 2016, the notional balance for Agency RMBS IOs and IIOs, Agency RMBS IOs and IIOs accounted for as derivatives, Non-Agency RMBS IOs and IIOs, Non-Agency RMBS IOs and IIOs accounted for as derivatives, Agency CMBS IOs and IIOs, and Agency CMBS IOs and IIOs accounted for as derivatives was $201.6 million, $188.1 million, $278.4 million, $20.7 million, $32.8 million and $221.8 million, respectively.

(3)	Interest on these securities is reported as a component of Gain (loss) on derivative instruments, net.

(4)	Other securities include residual interests in asset-backed securities which have no principal balance and an amortized cost of approximately $23.1 million.
The following table summarizes our MBS and other securities at fair value according to their estimated weighted average life classifications as of December 31, 2016 (dollars in thousands):

Weighted Average Life	Fair Value	Net Weighted Average Coupon(1)
Less than or equal to three years	$114,050	5.4%
Greater than three years and less than or equal to five years	326,528	3.4%
Greater than five years and less than or equal to 10 years	1,907,889	4.0%
Greater than 10 years	228,050	3.4%
Total	$2,576,517	3.9%

(1)	Net weighted average coupon as of December 31, 2016 is presented net of servicing and other fees.
Our Agency Portfolio
The following table summarizes certain characteristics of our Agency portfolio by issuer and investment category as of December 31, 2016 (dollars in thousands):

	Principal Balance	Amortized Cost	Fair Value	Net Weighted Average Coupon(1)
Agency RMBS 20-Year and 30-Year
Fannie Mae	$909,556	$972,189	$970,207	4.1%
Freddie Mac	399,079	424,059	420,795	3.9%
Ginnie Mae	40,939	42,675	42,675	3.5%
Total Agency RMBS 20-Year and 30-Year	1,349,574	1,438,923	1,433,677	4.0%
Agency RMBS IOs and IIOs (2)
Fannie Mae	N/A	6,486	7,221	3.2%
Freddie Mac	N/A	6,606	6,802	2.5%
Ginnie Mae	N/A	5,718	5,767	3.6%
Total Agency RMBS IOs and IIOs (2)	N/A	18,810	19,790	3.0%
Agency RMBS IOs and IIOs accounted for as derivatives(2)
Fannie Mae	N/A	N/A	12,254	2.8%
Freddie Mac	N/A	N/A	1,748	3.4%
Ginnie Mae	N/A	N/A	2,501	5.2%
Total Agency RMBS IOs and IIOs accounted for as derivatives (2)	N/A	N/A	16,503	3.2%
Total: Agency RMBS	1,349,574	1,457,733	1,469,970	3.8%

Agency CMBS
Freddie Mac	377,286	361,903	363,664	2.6%
Agency CMBS IOs and IIOs (2)
Fannie Mae	N/A	210	231	4.3%
Agency CMBS IOs and IIOs accounted for as derivatives (2)
Ginnie Mae	N/A	N/A	7,729	0.6%
Total: Agency CMBS	377,286	362,113	371,624	2.0%
Total	$1,726,860	$1,819,846	$1,841,594	3.3%

(1)	Net weighted average coupon as of December 31, 2016 is presented net of servicing and other fees.

(2)	IOs and IIOs have no principal balances and bear interest based on a notional balance. The notional balance is used solely to determine interest distributions on the interest-only class of securities.

The following table details the constant prepayment rates for our Agency portfolio as of December 31, 2016, based on our Manager's estimates which are based on third party models, as adjusted by our Manager, and are updated quarterly on a prospective basis:

Constant Prepayment Rates	Low	High
Agency RMBS
20-Year mortgage	6.12%	26.97%
30-Year mortgage	4.81%	47.39%
Agency RMBS IOs and IIOs	6.31%	26.70%
Agency RMBS IOs and IIOs accounted for as derivatives	8.73%	24.77%
Agency CMBS and Agency CMBS IOs and IIOs(1)	N/A	N/A
Agency CMBS IOs accounted for as derivatives(1)	N/A	N/A

(1)	CMBS generally include prepayment restrictions; therefore, there are no Constant Prepayment Rates available.

Our Non-Agency Portfolio

The following table presents the fair value and weighted average purchase price for each of our Non-agency RMBS categories, including IOs accounted for as derivatives, together with certain of their respective underlying loan collateral attributes and current performance metrics as of December 31, 2016 (fair value dollars in thousands):

		Weighted Average
Category	Fair Value	Purchase Price	Life (Years)	Original LTV	Original FICO	60+ Day Delinquent	6-Month CPR
Prime	$50,902	$70.07	8.6	71.0%	723	12.5%	11.7%
Alt-A	226,530	74.80	9.1	75.8%	701	18.6%	10.3%
Subprime	30,810	56.78	8.4	80.4%	634	23.2%	7.2%
Total	$308,242	$72.22	8.9	75.5%	698	18.1%	10.2%

The following table presents certain characteristics of our Non-Agency CMBS portfolio as of December 31, 2016 (dollars in thousands):

		Principal		Weighted Average
Type	Vintage	Balance	Fair Value	Life (Years)	Original LTV
Conduit:
	2006-2009	$242,066	$208,142	3.2	92.1%
	2010-2015	184,058	109,054	8.3	68.2%
		426,124	317,196	5.0	83.9%
Single Asset:
	2010-2015	46,900	41,723	4.7	76.0%
Total		$473,024	$358,919	4.9	83.0%

The following table summarizes the credit ratings of our Non-agency RMBS, Non-agency CMBS and other securities based on fair value as of December 31, 2016:

	Non-Agency RMBS	Non-Agency CMBS	Other Securities
Credit Rating (1)	Percentage
BBB	0.3%	—%	—%
BBB-	—%	1.1%	—%
BB	—%	6.4%	—%
BB-	—%	5.6%	—%
B+	—%	—%	—%
B	—%	11.3%	—%
B-	0.6%	6.1%	—%
Below B	77.7%	51.4%	13.7%
Not Rated	21.4%	18.1%	86.3%
Total	100.0%	100.0%	100.0%

(1)
For securities for which one or two ratings are obtained, the lower rating is used. For securities for which three ratings are obtained, the middle rating is used. Ratings are obtained either from S&P or other rating agencies, stated in terms of the S&P equivalent.

The following table details information for our Non-Agency RMBS and other securities portfolio as of December 31, 2016, based on our Manager’s estimates which are based on third party models, as adjusted by our Manager, and are updated quarterly on a prospective basis:

	Cumulative Default		Cumulative Severity		Cumulative 5-Year CRR (1)
	Low	High	Low	High	Low	High
Non-Agency RMBS	5.78%	44.09%	12.14%	84.68%	2.84%	15.00%
Non-Agency RMBS IOs and IIOs	17.00%	40.67%	12.14%	85.30%	4.50%	11.30%
Non-Agency RMBS IOS and IIOs accounted for as derivatives	9.56%	24.44%	20.00%	44.86%	5.49%	9.72%
Other securities	0.01%	7.85%	0.22%	81.44%	4.78%	8.03%

(1)	Conditional Repayment Rate

The mortgages underlying our Non-Agency RMBS and Non-Agency CMBS are located in various states across the United States and other countries. The following table presents the five largest concentrations by location for the mortgages collateralizing our Non-Agency RMBS and Non-Agency CMBS as of December 31, 2016 based on fair value (dollars in thousands):

	Non-Agency RMBS			Non-Agency CMBS
	Concentration	Fair Value		Concentration	Fair Value
California	30.9%	$95,160	California	12.0%	$42,921
New York	9.3%	28,808	New York	9.9%	35,509
Florida	9.2%	28,214	Florida	6.5%	23,219
Virginia	4.8%	14,813	Illinois	5.7%	20,634
Maryland	4.4%	13,665	Texas	5.7%	20,590

We made investments in certain Non-Agency RMBS inverse floaters. The coupon rates on these securities have an inverse relationship to a benchmark rate.   When the benchmark interest rate increases the coupon payment rate will decrease because the benchmark interest rate is deducted from the coupon payment.  We generally purchased these securities at a premium.  Accelerated prepayments on these bonds could result in an economic loss, as we would not recover the upfront premium.  The premiums are amortized into income using the effective interest rate method.  As of December 31, 2016 and December 31, 2015, we held $62.3 million and $79.1 million, respectively, in Non-Agency RMBS inverse floaters.

Our Whole-Loan Portfolio

Our Residential Whole-Loans are comprised of non-qualifying, mostly adjustable rate mortgages with low LTV’s.  The following table presents certain information about our Residential Whole-Loans investment portfolio at December 31, 2016 (dollars in thousands):

			Weighted Average
Current Coupon Rate	Number of Loans	Principal Balance	Original LTV	Original FICO Score(1)	Expected Life (years)	Contractual Maturity (years)	Coupon Rate
3.01 - 4.00%	59	$23,318	54.8%	732	1.4	26.5	4.2%
4.01 - 5.00%	180	69,930	57.1%	728	1.5	27.3	4.6%
5.01 - 6.00%	231	91,440	55.5%	723	1.6	27.1	5.0%
6.01 - 7.00%	5	3,077	71.2%	738	1.3	21.1	6.3%
Total	475	$187,765	56.3%	726	1.5	27.0	4.8%

(1)	The original FICO score is not available for 153 loans with a principal balance of approximately $66.7 million at December 31, 2016. We have excluded those loans from the weighted average computation.

The following table presents the U.S. states in which the collateral securing our Residential Whole-Loans at December 31, 2016 based on principal balance is located (dollars in thousands):

	State Concentration	Principal Balance
California	85.2%	$159,955
Washington	5.6%	10,591
Massachusetts	5.4%	10,161
New York	2.4%	4,454
Georgia	0.8%	1,492
Other	0.6%	1,112
Total	100.0%	$187,765

As of December 31, 2016, all of our Residential Whole-Loans were performing.

Investment Activity

The following tables present our investment portfolio activity for the years ended December 31, 2016, December 31, 2015 and December 31, 2014 (dollars in thousands):

Period Ended	Purchases	Principal Payments and Basis Recovery	Proceeds from Sales
Year ended December 31, 2016
Agency RMBS and Agency RMBS IOs and IIOs	$1,290,449	$238,353	$1,257,858
Non-Agency RMBS	12,043	58,942	177,996
Agency CMBS and Agency CMBS IOs and IIOs	361,899	5,224	22,939
Non-Agency CMBS	19,809	39,797	50,418
Other securities	731,363	2,049	764,711
Total MBS and other securities	2,415,563	344,365	2,273,922
Residential Whole-Loans (1)	29,399	53,714	—
Total Investments	$2,444,962	$398,079	$2,273,922

Year ended December 31, 2015
Agency RMBS and Agency RMBS IOs and IIOs	$225,097	$312,734	$1,300,408
Non-Agency RMBS	134,743	71,368	233,257
Agency CMBS and Agency CMBS IOs and IIOs	—	5,620	—
Non-Agency CMBS	198,582	1,895	161,985
Other securities	856,136	5,983	851,714
Total MBS and other securities	1,414,558	397,600	2,547,364
Residential Whole-Loans (1)	229,199	20,355	—
Commercial Whole-Loan	8,750	8,750	—
Securitized commercial loan	14,000	—	—
Total Investments	$1,666,507	$426,705	$2,547,364

Year ended December 31, 2014
Agency RMBS and Agency RMBS IOs and IIOs	$2,461,316	$263,947	$1,608,541
Non-Agency RMBS	718,519	63,225	414,130
Agency CMBS and Agency CMBS IOs and IIOs	30,009	2,781	3,673
Non-Agency CMBS	549,376	1,272	168,535
Other securities	254,022	1,060	180,385
Total MBS and other securities	$4,013,242	$332,285	$2,375,264
Residential Whole-Loans (1)	7,161	9	—
Non-Agency RMBS Linked Transaction	—	4,801	6,215
Non-Agency CMBS Linked Transactions	41,656	—	—
Other securities Linked Transactions	13,083	—	—
Total Investments (Non-GAAP)	$4,075,142	$337,095	$2,381,479

(1)
For the three years ended December 31, 2016, December 31, 2015 and December 31, 2014, purchases of Residential Whole-Loans include premiums of $574 thousand, $3.3 million and $131 thousand paid at acquisition, respectively.

The following table presents the vintage of our investment portfolio at December 31, 2016:

	2001	2005	2006	2007	2011	2012	2013	2014	2015	2016	2017(1)	Total
Agency RMBS
20-Year Mortgage	—%	—%	—%	—%	—%	2.0%	9.0%	5.4%	1.4%	—%	—%	17.8%
30-Year Mortgage	—%	—%	—%	—%	0.1%	8.2%	6.4%	9.2%	—%	9.6%	—%	33.5%
Agency RMBS IOs and IIOs	—%	—%	—%	—%	—%	0.3%	—%	0.2%	—%	0.2%	—%	0.7%
Agency RMBS IOs and IIOs, accounted for as derivatives	—%	—%	0.1%	—%	0.1%	0.3%	—%	0.1%	—%	—%	—%	0.6%
Agency CMBS	—%	—%	—%	—%	—%	—%	—%	—%	—%	10.1%	2.9%	13.0%
Agency CMBS IOs and IIOs	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%
Agency CMBS IOs and IIOs, accounted for as derivatives	—%	—%	—%	—%	—%	0.1%	0.2%	—%	—%	—%	—%	0.3%
Non-Agency RMBS	—%	3.1%	1.5%	1.9%	—%	—%	—%	0.2%	1.9%	—%	—%	8.6%
Non-Agency RMBS IOs	—%	0.2%	0.6%	1.5%	—%	—%	—%	—%	—%	—%	—%	2.3%
Non-Agency RMBS IOs and IIOs, accounted for as derivatives	—%	0.1%	—%	—%	—%	—%	—%	—%	—%	—%	—%	0.1%
Non-Agency CMBS	—%	—%	3.5%	4.1%	1.2%	0.2%	0.1%	0.6%	2.8%	0.4%	—%	12.9%
Other securities	0.3%	—%	—%	—%	—%	—%	—%	0.5%	0.5%	1.1%	—%	2.4%
Residential Whole-Loans	—%	—%	—%	—%	0.2%	0.3%	3.4%	1.7%	0.2%	1.1%	—%	6.9%
Securitized commercial loan	—%	—%	—%	—%	—%	—%	—%	—%	—%	0.9%	—%	0.9%
Total	0.3%	3.4%	5.7%	7.5%	1.6%	11.4%	19.1%	17.9%	6.8%	23.4%	2.9%	100%

(1)	Unsettled securities as of December 31, 2016 to be issued in 2017.

As of December 31, 2016 the weighted average expected remaining term to the expected maturity of our investment portfolio was 6.7 years.

Financing Activity

We have entered into repurchase agreements to finance the vast majority of our investments.  These agreements are secured by our investments and bear interest at rates that have historically moved in close relationship to LIBOR.  The following table summarizes our repurchase agreements and the fair value of the collateral pledged as of December 31, 2016 and December 31, 2015 (dollars in thousands):

	December 31, 2016		December 31, 2015
Collateral	Repurchase Agreement Borrowings Outstanding	Fair Value of Collateral Pledged	Repurchase Agreement Borrowings Outstanding	Fair Value of Collateral Pledged
Agency RMBS	$1,427,674	$1,465,384	$1,601,713	$1,658,865
Agency CMBS	56,365	61,200	32,699	37,872
Non-Agency RMBS	218,712	308,165	380,177	530,110
Non-Agency CMBS	255,656	358,919	323,670	449,771
Whole-Loans and securitized commercial loan(1)	161,181	205,702	180,892	232,538
Other securities	36,056	67,762	66,650	101,099
Borrowings under repurchase agreements	2,155,644	2,467,132	2,585,801	3,010,255
Less unamortized debt issuance cost	—	N/A	134	N/A
Borrowings under repurchase agreements, net	$2,155,644	$2,467,132	$2,585,667	$3,010,255

(1)	Repurchase borrowings and collateral pledged attributed to Whole-Loans and securitized commercial loan owned through trust certificates. The trust certificates are eliminated upon consolidation.

The following tables present our repurchase agreement borrowing activity, by type of collateral pledged, for the years ended December 31, 2016 and December 31, 2015 (dollars in thousands):

	Year ended December 31, 2016		Year ended December 31, 2015
Collateral	Proceeds	Repayments	Proceeds	Repayments
Agency RMBS	$10,002,186	$10,176,224	$11,993,568	$13,386,205
Agency CMBS	214,984	191,318	269,545	274,876
Non-Agency RMBS	1,705,670	1,867,136	2,239,344	2,343,400
Non-Agency CMBS	1,513,371	1,581,652	1,929,947	1,914,647
Whole-Loans and securitized commercial loan(1)	2,064,890	2,084,601	515,714	339,752
Other securities	476,404	506,998	595,942	605,033
Total	$15,977,505	$16,407,929	$17,544,060	$18,863,913

(1)	Repurchase borrowings collateralized by Whole-Loans and securitized commercial loan owned through trust certificates. The trust certificates are eliminated upon consolidation.

At December 31, 2016, we had outstanding repurchase agreement borrowings with the following counterparties totaling approximately $2.2 billion:

(dollars in thousands) Repurchase Agreement Counterparties	Amount Outstanding	Percent of Total Amount Outstanding	Fair Value of Company Investments Held as Collateral(1)	Counterparty Rating(2)
Merrill Lynch Pierce Fenner & Smith Inc.	$507,779	23.5%	$509,760	A+
RBC (Barbados) Trading Bank Corporation	174,937	8.0%	228,433	P-1
RBC Capital Markets LLC	161,986	7.5%	170,365	AA-
Credit Suisse AG, Cayman Islands Branch	154,391	7.2%	192,136	A
The Bank of Nova Scotia	148,531	6.9%	152,640	A+
Barclays Capital Inc.	145,416	6.7%	161,824	A-
TD Securities (USA) LLC	124,745	5.8%	130,847	AA-
BNP Paribas Securities Corporation	120,346	5.6%	126,815	A
Credit Suisse Securities (USA) LLC	92,547	4.3%	165,858	A
The Bank of New York Mellon	76,986	3.6%	79,704	A
Deutsche Bank AG	75,462	3.5%	94,054	BBB+
Deutsche Bank Securities LLC	74,729	3.5%	73,817	BBB+
KGS-Alpha Capital Markets, L.P.	74,384	3.5%	78,657	Unrated
Goldman Sachs Bank USA	70,085	3.3%	100,587	A+
Morgan Stanley & Co. LLC	56,410	2.6%	86,777	A+
Mizuho Securities USA Inc.	45,570	2.1%	50,114	A
Nomura Securities International, Inc.	35,746	1.7%	43,243	Unrated(3)
All other counterparties (4)	15,594	0.7%	21,501
Total	$2,155,644	100.0%	$2,467,132

(1)
Fair value of Company assets held as collateral includes Residential Whole-Loans and securitized commercial loan owned through trust certificates with a fair value of $192.1 million and $13.6 million, respectively.

(2)
The counterparty ratings presented above are the long-term issuer credit ratings as rated at December 31, 2016 by S&P, except for RBC (Barbados) Trading Bank Corporation which is the short-term issuer credit rating by Moody’s at December 31, 2016.

(3)	Nomura Holdings, Inc., the parent company of Nomura Securities International, Inc., is rated A- by S&P at December 31, 2016.

(4)
Represents amount outstanding with three counterparties, which each holds collateral valued less than 5% of our stockholders’ equity as security for our obligations under the applicable repurchase agreements as of December 31, 2016.

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

We record the liability for MBS and other securities purchased, for which settlement has not taken place as an investment related payable.  As of December 31, 2016, we had investment related payables of $341.5 million.

The following table presents our repurchase agreement borrowings by type of collateral pledged as of December 31, 2016 and December 31, 2015, and the respective Effective Cost of Funds on a GAAP and Non-GAAP basis for the periods then ended (dollars in thousands):

	Balance at December 31, 2016	Weighted Average Cost of Funds for the year ended	Balance at December 31, 2015	Weighted Average Cost of Funds for the year ended
Collateral		December 31, 2016		December 31, 2015
Agency RMBS	$1,427,674	0.77%	$1,601,713	0.46%
Agency CMBS	56,365	1.69%	32,699	1.33%
Non-Agency RMBS	218,712	2.24%	380,177	1.63%
Non-Agency CMBS	255,656	2.24%	323,670	1.64%
Whole-Loans and securitized commercial loan(1)	161,181	2.64%	180,892	2.63%
Other securities	36,056	2.74%	66,650	1.95%
GAAP - Effective Cost of Funds	$2,155,644	1.27%	$2,585,801	0.82%
Interest rate swaps	N/A	1.10%	N/A	0.57%
Non-GAAP - Effective Cost of Funds(2)	$2,155,644	2.37%	$2,585,801	1.39%

(1)	Repurchase borrowings collateralized by Whole-Loans and securitized commercial loan owned through trust certificates. The trust certificates are eliminated upon consolidation.

(2)
The Non-GAAP effective cost of funds for the years ended December 31, 2016 and December 31, 2015, is calculated on an annualized basis and include interest expense for the periods and net periodic interest payments on interest rate swaps, net of premium amortization on MAC swaps, of approximately $27.2 million and $19.1 million, respectively. While swaps are not accounted for using hedge accounting, such instruments are viewed by us as an economic hedge against increases in interest rates on our liabilities and are classified as hedges for U.S. federal income tax purposes in satisfying the REIT requirements.  See “Non-GAAP Financial Measures.”

The following table presents our average repurchase agreement borrowings, excluding unamortized debt issuance costs, by type of collateral pledged for the years ended December 31, 2016 and December 31, 2015 (dollars in thousands):

Collateral	Year ended December 31, 2016	Year ended December 31, 2015
Agency RMBS	$1,678,450	$2,403,723
Agency CMBS	19,866	36,367
Non-Agency RMBS	291,681	418,975
Non-Agency CMBS	281,679	327,482
Whole-Loans and securitized commercial loan (1)	169,025	69,563
Other securities	34,789	99,617
Total	$2,475,490	$3,355,727
Maximum borrowings during the period(2)	$3,059,579	$3,968,357

(1)	Repurchase agreement borrowings collateralized by Whole-Loans and securitized commercial loan owned through trust certificates. The trust certificates are eliminated upon consolidation.

(2)	Amount represents the maximum borrowings at month-end during each of the respective periods.

Hedging Activity
To mitigate our exposure to the effects of increases in short-term interest rates in connection with our repurchase agreements we enter into interest rate swaps. The interest rate swaps generally provide for fixed interest rates that are indexed off of LIBOR and are viewed by us to effectively fix the floating interest rates, on our repurchase agreements. In managing our interest rate swap position in conjunction with our hedging strategy and potential tax implications, we may enter into variable-rate payment swaps which effectively act as an offset to fixed-rate payment swaps, forward starting swaps and interest rate swaptions. We also enter into compression trades that enable us to terminate substantial amounts of swap contracts before they expire by their terms, when there has been substantial two-way (pay and receive) swap activity. These "compression trades" reduce the number of interest rate swaps outstanding.

For the year ended December 31, 2016, we had approximately $3.0 billion of fixed pay rate interest rate swaps, $1.7 billion of forward starting fixed pay interest rate swaps (forward starting dates of 4.5 months ) $2.7 billion of variable-rate payment interest rate swaps and did not enter into any compression trades.
Interest Rate Swaps
The following tables summarize the average fixed pay rate and average maturity for our interest rate swaps as of December 31, 2016 and December 31, 2015 (dollars in thousands):

	December 31, 2016
Remaining Interest Rate Swap Term	Notional Amount	Fair Value—Asset (Liability), net	Average Fixed Pay Rate	Average Maturity (Years)	Forward Starting(1)
1 year or less	$105,900	$274	0.8%	0.8	—%
Greater than 1 year and less than 3 years	993,000	1,199	1.2%	1.4	88.1%
Greater than 3 years and less than 5 years	1,861,700	(148)	1.9%	3.9	36.5%
Greater than 5 years	1,701,600	(115,927)	3.1%	10.5	6.5%
Total	$4,662,200	$(114,602)	2.1%	5.7	35.7%
(1) Represents the percentage of notional that is forward starting

	December 31, 2015
Remaining Interest Rate Swap Term	Notional Amount	Fair Value—Asset (Liability), net	Average Fixed Pay Rate	Average Maturity (Years)	Forward Starting(1)
1 year or less	$1,286,000	$163	0.6%	0.6	—%
Greater than 1 year and less than 3 years	1,131,800	(1,450)	1.1	1.4	—%
Greater than 3 years and less than 5 years	1,345,200	(22,705)	2.1	4.6	—%
Greater than 5 years	2,404,600	(131,744)	2.8	10.2	29.5%
Total	$6,167,600	$(155,736)	1.9%	5.4	11.5%
(1) Represents the percentage of notional that is forward starting
The following tables summarize the average variable pay-rate and average maturity for our interest rate swaps as of December 31, 2016 and December 31, 2015 (dollars in thousands):

	December 31, 2016
Remaining Interest Rate interest rate swap Term	Notional Amount	Fair Value—Asset (Liability), net	Average Variable Pay Rate	Average Maturity (Years)	Forward Starting(1)
Greater than 3 years and less than 5 years	$1,811,400	$(24,112)	0.9%	3.7	—%
Greater than 5 years	871,000	(18,749)	0.9	12.3	—%
Total	$2,682,400	$(42,861)	0.9%	6.5	—%
(1) Represents the percentage of notional that is forward starting

	December 31, 2015
Remaining Interest Rate interest rate swap Term	Notional Amount	Fair Value—Asset (Liability), net	Average Variable Pay Rate	Average Maturity (Years)	Forward Starting(1)
Greater than 3 years and less than 5 years	$1,170,700	$(8,902)	0.4%	4.5	—%
Greater than 5 years	1,102,200	(4,032)	0.4	12.3	—%
Total	$2,272,900	$(12,934)	0.4%	8.2	—%
(1) Represents the percentage of notional that is forward starting
To-be-announced securities

We purchased and sold TBAs during the two years ended December 31, 2016 and 2015. As of December 31, 2016, we had no contracts to purchase ("long position") or sell ("short position") TBAs on a forward basis. The following table summarizes our long and short TBA positions, as of December 31, 2015, reported in "Derivative assets, at fair value" and "Derivative liability, at fair value" in our Consolidated Balance Sheets (dollars in thousands):

	December 31, 2015
	Notional Amount	Fair Value
Purchase contracts, asset	$1,650,000	$3,268
TBA securities, asset	1,650,000	3,268
Sale contracts, liability	(825,000)	(893)
TBA securities, liability	(825,000)	(893)
TBA securities, net	$825,000	$2,375
The following table presents additional information about our contracts to purchase and sell TBAs for the year ended December 31, 2016 (dollars in thousands):

	Notional Amount		Settlement, Termination,	Notional Amount
	December 31, 2015	Additions	Expiration or Exercise	December 31, 2016
Purchase of TBAs	$1,650,000	$17,111,200	$(18,761,200)	$—
Sale of TBAs	$825,000	$17,936,200	$(18,761,200)	$—
Futures Contracts
We may enter into Eurodollar, Volatility Index and U.S. Treasury futures. As of December 31, 2016, we had contracts to buy or long positions for U.S. Treasuries with a notional of $56.9 million, a fair value in an asset position of $71 thousand and an expiration date of March 2017. In addition, as of December 31, 2016, we had sale contracts or short positions for U.S. Treasuries with a notional of $176.3 million, a fair value in a liability position of $2.5 million and an expiration date of March 2017. As of December 31, 2015, we entered into contracts to buy or long positions for U.S. Treasuries with a notional amount of $480.8 million with a fair value in a liability position of $635 thousand and an expiration date of March 2016.
Currency Swaps and Forwards
We have invested in and, in the future, may invest in additional securities which are denominated in a currency or currencies other than U.S. dollars. Similarly, it has and may in the future, finance such assets in a currency or currencies other than U.S. dollars. In order to mitigate the impact to us, we may enter into derivative financial instruments, including foreign currency swaps and foreign currency forwards, to manage fluctuations in the valuation between U.S. dollars and such foreign currencies. Foreign currency swaps involve the payment of a foreign currency at fixed interest rate on a fixed notional amount and the receipt of U.S. dollars at a fixed interest rate on a fixed notional amount. Foreign currency forwards provide for the payment of a fixed amount of a foreign currency in exchange for a fixed amount of U.S. dollars at a date certain in the future. The following is a summary of our foreign currency forwards at December 31, 2016 and December 31, 2015 (dollars and euros in thousands):

	December 31, 2016
Derivative Type	Notional Amount	Notional (USD Equivalent)	Maturity	Fair Value
Buy USD/Sell EUR currency forward	€710	$784	January 2017	$34
Currency forwards, assets	€710	$784	n/a	$34
Buy EUR/Sell USD currency forward	€673	$735	February 2017	$(23)
Buy EUR/Sell USD currency forward	€710	$797	January 2017	$(46)
Currency forwards, liabilities	€1,383	$1,532	n/a	$(69)
Total currency forwards	€2,093	$2,316	n/a	$(35)

	December 31, 2015
Derivative Type	Notional Amount	Notional (USD Equivalent)	Maturity	Fair Value
Buy USD/Sell EUR currency forward	€5,083	$5,825	January 2016	$302
Currency forwards, assets	€5,083	$5,825	n/a	$302
Buy EUR/Sell USD currency forward	€6,800	$7,671	January 2016	$(281)
Currency forwards, liabilities	€6,800	$7,671	n/a	$(281)
Total currency forwards	€11,883	$13,496	n/a	$21
We had no foreign currency swaps at December 31, 2016. The following is a summary of our foreign currency swaps with a fair value $7.2 million at December 31, 2015 (dollars and euros in thousands):

December 31, 2015
	Date entered	Maturity	Fixed Rate	Denomination	Notional Amount
Payer	June 2014	July 2024	7.25%	EUR	18,500
Receiver	June 2014	July 2024	9.005%	USD	25,160
Results of Operations
General
For the year ended December 31, 2016, we had net loss of $25.0 million or $0.61 per basic and diluted weighted average common share, compared to net loss of $9.5 million or $0.25 per basic and diluted weighted average common share for the year ended December 31, 2015. Our results of operations, for the year ended December 31, 2016, were impacted by a smaller investment portfolio coupled with a higher average cost of funds resulting in lower net interest income of our investment portfolio. The decrease in net interest income was offset by increases in fair value of our investment portfolio, as a result of generally tightening spreads on our investments and increases in the fair value of our derivative portfolio.
Comparison of the year ended December 31, 2016 to the year ended December 31, 2015
Net Interest Income
The following table sets forth certain information regarding our net investment income and net interest spread for the years ended December 31, 2016 and December 31, 2015 (dollars in thousands):

Period Ended	Average Amortized Cost of Assets	Total Interest Income	Yield on Average Assets	Average Balance of Borrowings	Total Interest Expense	Average Cost of Funds(1)	Net Interest Income	Net Interest Spread
December 31, 2016
Agency RMBS	$1,700,801	$45,633	2.68%	$1,678,450	$12,851	0.77%	$32,782	1.91%
Agency CMBS	16,445	917	5.58%	19,866	335	1.69%	582	3.89%
Non-Agency RMBS	394,880	29,978	7.59%	291,681	6,531	2.24%	23,447	5.35%
Non-Agency CMBS	411,505	32,324	7.86%	281,679	6,296	2.24%	26,028	5.62%
Residential Whole-Loans	193,810	7,102	3.66%	162,067	4,258	2.63%	2,844	1.03%
Securitized commercial loan	25,000	2,288	9.15%	17,958	1,205	6.71%	1,083	2.44%
Other Securities	66,211	5,514	8.33%	34,789	954	2.74%	4,560	5.59%
Total	$2,808,652	$123,756	4.41%	$2,486,490	$32,430	1.30%	$91,326	3.11%

December 31, 2015
Agency RMBS	$2,713,994	$71,673	2.64%	$2,403,723	$10,989	0.46%	$60,684	2.18%
Agency CMBS	28,814	1,498	5.20%	36,367	484	1.33%	1,014	3.87%
Non-Agency RMBS	566,416	36,464	6.44%	418,975	6,829	1.63%	29,635	4.81%
Non-Agency CMBS	448,236	30,248	6.75%	327,482	5,374	1.64%	24,874	5.11%
Residential Whole-Loans	82,936	3,031	3.65%	69,026	1,816	2.63%	1,215	1.02%
Commercial Whole-Loans	4,699	424	9.02%	—	—	—%	424	9.02%
Securitized commercial loan	3,904	356	9.12%	2,255	170	7.54%	186	1.58%
Other Securities	146,350	9,010	6.16%	99,617	1,943	1.95%	7,067	4.21%
Total	$3,995,349	$152,704	3.82%	$3,357,445	$27,605	0.82%	$125,099	3.00%

(1) Average cost of funds does not include the interest expense related to our derivatives. In accordance with GAAP, such costs are included in "Gain (loss) on derivative instruments", in the Consolidated Statements of Operations.
For the years ended December 31, 2016 and December 31, 2015, we earned interest income on our investments of approximately $123.8 million and $152.7 million, respectively, and incurred interest expense, which primarily related to our borrowings under repurchase of approximately $32.4 million and $27.6 million, respectively. The decrease in interest income for the year ended December 31, 2016 as compared to the year ended December 31, 2015 was primarily the result of an overall smaller investment portfolio, which was offset by a higher yield on our investment portfolio due to our strategic shift to deploy capital to our credit-sensitive investments generating higher yields and spreads, relative to our Agency RMBS, increasing the yield on average assets to 4.41% from 3.82%. Our higher borrowing costs reflect: (i) the increase in interest rates, and (ii) increased interest costs associated with financing our credit-sensitive investments, which generally have higher interest rates than repurchase agreements on Agency RMBS. Our cost of funds increased from 0.82% for the year ended December 31, 2015 to 1.30% for the year ended December 31, 2016 . The increase in interest expense was partially offset by a decrease in our average repurchase agreement borrowings from $3.4 billion to $2.5 billion. As a result of the movements in interest income and interest expense discussed above, our net interest spread increased to 3.11% for the year ended December 31, 2016 from 3.00% for the year ended December 31, 2015,  Other factors impacting interest income include assumptions pertaining prepayments, defaults and loss severity on our investment portfolio.
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

The following table presents the sales and realized gains (loss) of our investments for the years ended December 31, 2016 and December 31, 2015 (dollars in thousands):

	Year ended December 31, 2016				Year ended December 31, 2015
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Agency RMBS (1)	$1,239,350	$6,214	$(25,818)	$(19,604)	$1,293,120	$12,054	$(12,449)	$(395)
Agency CMBS	22,939	54	(66)	(12)	—	—	—	—
Non-Agency RMBS	177,996	6,470	(4,560)	1,910	233,257	11,066	(174)	10,892
Non-Agency CMBS	50,418	137	(5,810)	(5,673)	161,985	2,123	(171)	1,952
Other securities	764,711	3,496	(2,108)	1,388	851,714	1,188	(5,358)	(4,170)
Total	$2,255,414	$16,371	$(38,362)	$(21,991)	$2,540,076	$26,431	$(18,152)	$8,279

(1)	Excludes Interest-Only Strips, accounted for as derivatives.

Other than temporary impairment

With respect to our portfolio, OTTI is generally recorded when the credit quality of the underlying collateral deteriorates and or the expected payments on our IO securities, which are not characterized as derivatives, are faster than previously projected.  The credit deterioration could be as a result of, but not limited to increased projected realized losses, foreclosures, delinquencies and the likelihood of the borrower being able to make payments in the future.  The determination as to whether an OTTI exists is subjective, given that such determination is based on information available at the time of assessment as well as our estimate of the future performance and cash flow projections for the individual security. In the fourth quarter of 2016, we recognized approximately $4.4 million of OTTI related to securities in an unrealized loss position that we had the intent to sell at December 31, 2016.

The following table presents the other-than-temporary impairments we recorded on our securities portfolio (dollars in thousands):

	Year ended December 31, 2016	Year ended December 31, 2015
Agency RMBS	$6,090	$4,005
Non-Agency RMBS	9,511	9,216
Non-Agency CMBS	13,025	4,061
Other securities	3,660	2,509
Total	$32,286	$19,791
Unrealized gain (loss), net
With respect to our investments and securitized debt, we elected the fair value option and, as a result, we record the change in fair value related to these investments and securitized debt in earnings.  The change in unrealized gain (loss) is directly attributable to changes in market pricing on the underlying investments and securitized debt during the period.  For the year ended December 31, 2016, unrealized gain (loss) increased to a net unrealized loss of $17.1 million from a net unrealized loss of $34.0 million for the year ended December 31, 2015. The increase in net unrealized gain was a result of a smaller portfolio coupled with tighter mortgage spreads.

The following table presents the net unrealized gains and losses (dollars in thousands):

	Year ended December 31, 2016	Year ended December 31, 2015
Agency RMBS	$(10,432)	$(17,428)
Agency CMBS	1,344	54
Non-Agency RMBS	849	(3,024)
Non-Agency CMBS	(9,748)	(17,652)
Whole-Loans	(817)	3,548
Other securities	1,356	491
Securitized debt	341	—
Total	$(17,107)	$(34,011)
Gain (loss) on derivatives, net

In order to mitigate interest rate risk resulting from our future repurchase agreement borrowings, we entered into interest rate swaps, interest rate swaptions, future contracts, currency swaps and currency forwards. The fair value of our interest rate swaps declined as a result of the swap spreads tightening.  While not designated as hedges for accounting purposes, our current and future interest rate swaps, interest rate swaptions, foreign currency swaps and foreign currency forwards are, collectively, treated as economic hedge on a portion of our floating-rate borrowings and foreign currency rate exposure, respectively.  Since we do not apply hedge accounting for these instruments, we record the change in fair value related to such agreements in earnings in "Gain (loss) on derivative instruments, net".  Included in "Gain (loss) on derivative instruments, net" in our Consolidated Statements of Operations are the net interest rate swap payments and currency payments (including accrued amounts) associated with these instruments.

The following table presents the components of gain (loss) on derivatives for the year ended December 31, 2016 and December 31, 2015 (dollars in thousands):

	Year ended December 31, 2016					Year ended December 31, 2015
Description	Realized Gain (Loss), net	Contractual interest income(expense), net(1)	Return (Recovery) of Basis	Mark-to-market	Total	Realized Gain (Loss), net	Contractual interest income(expense), net(1)	Return (Recovery) of Basis	Mark-to-market	Total
Interest rate swaps	$(33,999)	$(27,903)	$672	$11,013	$(50,217)	$23,680	$(20,366)	$1,250	$(68,843)	$(64,279)
Interest rate swaptions	(1,035)	—	—	1,631	596	(5,242)	—	—	(1,486)	(6,728)
IOs and IIOs accounted for as derivatives	1,317	14,148	(11,438)	(4,726)	(699)	595	21,872	(17,265)	(4,283)	919
Options	4,756	—	—	—	4,756	(711)	—	—	—	(711)
Futures contracts	23,609	—	—	(1,781)	21,828	(527)	—	—	105	(422)
Foreign currency forwards	(66)	—	—	(56)	(122)	(901)	—	—	323	(578)
Foreign currency swaps	6,771	283	—	(7,168)	(114)	—	795	—	3,311	4,106
Total return swaps	38	1,121	—	(1,673)	(514)	—	—	—	—	—
TBAs	6,126	—	—	(2,375)	3,751	1,524	—	—	(2,726)	(1,202)
Total	$7,517	$(12,351)	$(10,766)	$(5,135)	$(20,735)	$18,418	$2,301	$(16,015)	$(73,599)	$(68,895)

(1)	Contractual interest income (expense), net on derivative instruments includes interest settlement paid or received.
Other, net
For the years ended December 31, 2016 and December 31, 2015 Other, net consisted of income of $180 thousand and $2.3 million, respectively, of which in 2016 $758 thousand was related to foreign currency loss and in 2015 $2.1 million was related to net foreign currency gain, respectively, with the balance comprised of interest income on cash collateral for our derivative and repurchase agreements.  Generally, our foreign currency denominated investments are financed with repurchase agreements in the same currency.  We recognize a gain or loss in foreign currency exchange, depending on the movement of the exchange rates during the period.
Expenses

Management Fee Expense

We incurred management fee expenses of approximately $10.4 million and $10.9 million for the years ended December 31, 2016 and December 31, 2015, respectively. Pursuant to the terms of the Management Agreement, our Manager is paid a management fee equal to 1.5% per annum of our stockholders’ equity (as defined in the Management Agreement), calculated and payable (in cash) quarterly in arrears.

The management fees, expense reimbursements and the relationship between our Manager and us are discussed further in Note 9, “Related Party Transactions,” to the financial statements contained in this Annual Report on Form 10-K.

Other Operating Expenses

We incurred other operating expenses of approximately $1.0 million and $2.0 million for the years ended December 31, 2016 and December 31, 2015, respectively. The decrease was attributable to lower transaction costs related to our interest rate derivatives coupled with less activity.

General and Administrative Expenses

We incurred general and administrative expenses of approximately $9.8 million and $9.6 million for the years ended December 31, 2016 and December 31, 2015, respectively. The following describes the key components of general and administrative expenses.

Compensation Expense

Compensation expense decreased from $3.8 million for the year ended December 31, 2015 to $3.0 million for the year ended December 31, 2016. The decrease was primarily related to the outsourcing of our interim chief financial officer for the first five months of 2016. The outsourcing fees were recorded in professional fees.

Professional Fees

Professional fees increased to approximately $4.8 million for the year ended December 31, 2016 from approximately $4.4 million for the year ended December 31, 2015. The increase was primarily related to the following: (i) costs attributable to the outsourcing of interim chief financial officer through May 2016, which was included in professional fees, (ii) higher audit fees, and (iii) other one-time professional fees.

Other general and administrative expenses

Other general and administrative increased slightly to approximately $1.9 million for the year ended December 31, 2016 from approximately $1.5 million for the year ended December 31, 2015.

Comparison of the year ended December 31, 2015 to the year ended December 31, 2014
Net Interest Income
The following table sets forth certain information regarding our net investment income and net interest spread for the years ended December 31, 2015 and December 31, 2014 (dollars in thousands):

Period Ended	Average Amortized Cost of Assets	Total Interest Income	Yield on Average Assets	Average Balance of Borrowings	Total Interest Expense	Average Cost of Funds(1)	Net Interest Income	Net Interest Spread
December 31, 2015
Agency RMBS	$2,713,994	$71,673	2.64%	$2,403,723	$10,989	0.46%	$60,684	2.18%
Agency CMBS	28,814	1,498	5.20%	36,367	484	1.33%	1,014	3.87%
Non-Agency RMBS	566,416	36,464	6.44%	418,975	6,829	1.63%	29,635	4.81%
Non-Agency CMBS	448,236	30,248	6.75%	327,482	5,374	1.64%	24,874	5.11%
Residential Whole-Loans	82,936	3,031	3.65%	69,026	1,816	2.63%	1,215	1.02%
Commercial Whole-Loan	4,699	424	9.02%	—	—	—%	424	9.02%
Securitized commercial loan	3,904	356	9.12%	2,255	170	7.54%	186	1.58%
Other Securities	146,350	9,010	6.16%	99,617	1,943	1.95%	7,067	4.21%
Total	$3,995,349	$152,704	3.82%	$3,357,445	$27,605	0.82%	$125,099	3.00%

December 31, 2014
Agency RMBS	$3,199,803	$95,847	3.00%	$3,019,411	$11,589	0.38%	$84,258	2.62%
Agency CMBS	14,998	814	5.43%	24,610	237	0.96%	577	4.47%
Non-Agency RMBS	553,534	33,057	5.97%	393,426	6,378	1.62%	26,679	4.35%
Non-Agency CMBS	261,396	14,645	5.60%	194,385	3,063	1.58%	11,582	4.02%
Residential Whole-Loans	962	32	3.33%	1,249	17	1.36%	15	1.97%
Other Securities	82,125	4,715	5.74%	66,026	979	1.48%	3,736	4.26%
Total	$4,112,818	$149,110	3.63%	$3,699,107	$22,263	0.60%	$126,847	3.03%

(1) Average cost of funds does not include the interest expense related to our derivatives. In accordance with GAAP, such costs are included in "Gain (loss) on derivative instruments", in the Consolidated Statement of Operations.
For the year ended December 31, 2015 and December 31, 2014, we earned interest income on our investments of approximately $152.7 million and $149.1 million, respectively and incurred interest expense, which primarily related to our borrowings under repurchase of approximately $27.6 million and $22.3 million, respectively. The increase in interest income for the year ended December 31, 2015 as compared to the year ended December 31, 2014 was primarily the result of an increase in interest rates and our strategic shift to deploy capital towards credit-sensitive investments generating higher yields and spreads, relative to our Agency RMBS, resulting in an increase in our yield on average assets to 3.82% from 3.63%. Our higher borrowing costs reflect: (i) the increase in interest rates, (ii) increased interest costs associated with financing our credit-sensitive investments, which generally have higher interest rates than repurchase agreements on Agency RMBS. Our borrowings from repurchase agreements and securitized debt, for the year ended December 31, 2015, as compared to the year ended December 31, 2014, decreased from $3.7 billion to $3.4 billion, and the average cost of funds for the same periods, increased from 0.60% to 0.82%. While the yield on our investments increase our average cost of funds also increased for the year ended December 31, 2015, resulting in a decrease in net interest spread to 3.00% for the year ended December 31, 2015 from 3.03% for the year ended December 31, 2014, respectively.  Other factors impacting interest income include a smaller investment portfolio, assumptions pertaining prepayments, defaults and loss severity on our investment portfolio.
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

The following table presents the sales and realized gains (loss) of our investments for the years ended December 31, 2015 and December 31, 2014 (dollars in thousands):

	Year ended December 31, 2015				Year ended December 31, 2014
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Agency RMBS (1)	$1,293,120	$12,054	$(12,449)	$(395)	$1,574,301	$11,134	$(39,353)	$(28,219)
Non-Agency RMBS	233,257	11,066	(174)	10,892	414,130	20,290	(993)	19,297
Non-Agency CMBS	161,985	2,123	(171)	1,952	168,535	2,007	(22)	1,985
Other securities	851,714	1,188	(5,358)	(4,170)	180,385	4,759	—	4,759
Total	$2,540,076	$26,431	$(18,152)	$8,279	$2,337,351	$38,190	$(40,368)	$(2,178)

(1)	Excludes Interest-Only Strips, accounted for as derivatives.

Other than temporary impairment

With respect to our portfolio, OTTI is generally recorded when the credit quality of the underlying collateral deteriorates and or the expected payments on our IO securities, which are not characterized as derivatives, are faster than previously projected.  The credit deterioration could be as a result of, but not limited to increased projected realized losses, foreclosures, delinquencies and the likelihood of the borrower being able to make payments in the future.  The determination as to whether an OTTI exists is subjective, given that such determination is based on information available at the time of assessment as well as our estimate of the future performance and cash flow projections for the individual security.

The following table presents the other-than-temporary impairments we recorded on our securities portfolio (dollars in thousands):

	Year ended December 31, 2015	Year ended December 31, 2014
Agency RMBS	$4,005	$4,703
Non-Agency RMBS	9,216	11,293
Non-Agency CMBS	4,061	228
Other securities	2,509	790
Total	$19,791	$17,014
Unrealized gain (loss), net
With respect to our investments and securitized debt, we elected the fair value option and, as a result, we record the change in fair value related to these investments and securitized debt in earnings.  The change in unrealized gain (loss) is directly attributable to changes in market pricing on the underlying investments and securitized debt during the period.  For the year ended December 31, 2015, unrealized gain (loss) decreased to a net unrealized loss of $34.0 million from a net unrealized gain of $189.0 million for the year ended December 31, 2014. The decrease in net unrealized gain (loss), net was a result of a smaller portfolio coupled with lower marks on our MBS investments due to mortgage spreads widening. The decrease was partially off by unrealized gains on our Whole-Loan portfolio and other securities.

The following table presents the net unrealized gains and losses (dollars in thousands):

	Year ended December 31, 2015	Year ended December 31, 2014
Agency RMBS	$(17,428)	$177,089
Agency CMBS	54	384
Non-Agency RMBS	(3,024)	11,441
Non-Agency CMBS	(17,652)	2,567
Whole-Loans	3,548	94
Other securities	491	(2,564)
Total	$(34,011)	$189,011
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

The following table presents the components of gain (loss) on derivatives for the year ended December 31, 2015 and December 31, 2014 (dollars in thousands):

	Year ended December 31, 2015					Year ended December 31, 2014
Description	Realized Gain (Loss), net	Contractual interest income(expense), net(1)	Return (Recovery) of Basis	Mark-to-market	Total	Realized Gain (Loss), net	Contractual interest income(expense), net(1)	Return (Recovery) of Basis	Mark-to-market	Total
Interest rate swaps	$23,680	$(20,366)	$1,250	$(68,843)	$(64,279)	$5,440	$(31,764)	$1,818	$(183,379)	$(207,885)
Interest rate swaptions	(5,242)	—	—	(1,486)	(6,728)	(3,606)	—	—	(1,697)	(5,303)
IOs and IIOs accounted for as derivatives	595	21,872	(17,265)	(4,283)	919	(753)	26,097	(18,868)	(2,136)	4,340
Options	(711)	—	—	—	(711)	(2,813)	—	—	—	(2,813)
Futures contracts	(527)	—	—	105	(422)	(16,495)	—	—	(740)	(17,235)
Foreign currency forwards	(901)	—	—	323	(578)	(1,759)	—	—	(303)	(2,062)
Foreign currency swaps	—	795	—	3,311	4,106	—	317	—	3,857	4,174
TBAs	1,524	—	—	(2,726)	(1,202)	40,015	—	—	6,273	46,288
Total	$18,418	$2,301	$(16,015)	$(73,599)	$(68,895)	$20,029	$(5,350)	$(17,050)	$(178,125)	$(180,496)

(1)	Contractual interest income (expense), net on derivative instruments includes interest settlement paid or received.
Other, net
For the years ended December 31, 2015 and December 31, 2014 Other, net was income of $2.3 million and $1.4 million, respectively, of which $2.1 million and $1.7 million, respectively, was related to net foreign currency gain with the balance interest income/expense on cash collateral for our derivative and repurchase agreements.  Generally, our foreign currency denominated investments are financed with repurchase agreements in the same currency.  We recognize a gain or loss in foreign currency exchange, depending on the movement of the exchange rates during the period.
Expenses

Management Fee Expense

We incurred management fee expense of approximately $10.9 million and $9.6 million for the year ended December 31, 2015 and December 31, 2014. Pursuant to the terms of the Management Agreement, our Manager is paid a management fee equal to 1.5% per annum of our stockholders’ equity (as defined in the Management Agreement), calculated and payable (in cash) quarterly in arrears.

The management fees, expense reimbursements and the relationship between our Manager and us are discussed further in Note 9, “Related Party Transactions,” to the financial statements contained in this Annual Report on Form 10-K.

Other Operating Expenses

We incurred other operating expenses of approximately $2.0 million and $761 thousand for the years ended December 31, 2015 and December 31, 2014, respectively. The increase was attributable to transaction costs related to our interest rate derivatives resulting from increased derivative activity.

General and Administrative Expenses

We incurred general and administrative expenses of approximately $9.6 million and $8.4 million for the years ended December 31, 2015 and December 31, 2014, respectively. The following describes the key components of general and administrative expenses.

Compensation Expense

Compensation expense increased from $3.3 million for the year ended December 31, 2014 to $3.8 million for the year ended December 31, 2015. The increase was primarily related to approved 2015 increases in compensation of our CFO and controller and an increase in equity based compensation from new awards granted in 2014.

Professional Fees

Professional fees increased to approximately $4.4 million for the year ended December 31, 2015 from approximately $3.5 million for the year ended December 31, 2014. The increase was attributable to an increase audit, tax, internal audit and outsourcing accounting fees in 2015.

Other general and administrative expenses

Other general and administrative was relatively flat year over year at approximately $1.5 million for the years ended December 31, 2015 and December 31, 2014.
Book Value Per Share
As of December 31, 2016, December 31, 2015 and December 31, 2014, our book value per common share was $10.27, $12.21, and $14.94, respectively.
Non-GAAP Financial Measures
Total Interest Income and Net Interest Income, including Interest Income on Agency and Non-Agency Interest-Only strips accounted for as derivatives and Effective Cost of Funds
Total interest income including interest income on Interest-Only Strips classified as derivatives and Effective Cost of Funds (as defined below) for the years ended December 31, 2016, December 31, 2015 and December 31, 2014, constitute a Non-GAAP financial measures within the meaning of Regulation G promulgated by the SEC. We believe that the measures presented in this annual report on Form 10-K, when considered together with U.S. GAAP financial measures, provide information that is useful to investors in understanding our borrowing costs and net interest income, as viewed by us. An analysis of any Non-GAAP financial measure should be made in conjunction with results presented in accordance with GAAP.
For purposes of evaluating operating results, we believe it useful to present investors with additional information pertaining to the net interest margin generated by our portfolio. Net interest margin is gross interest, adjusted for amortization/accretion of bond premium/discount, less interest expense or financing cost. GAAP requires that certain of our Agency and Non-Agency Interest Only Strips be treated as derivatives and, accordingly, the interest income associated with these securities be included with "Gain (loss) on derivative instruments, net" in our Consolidated Statements of Operations. Similarly, prior to January 1, 2015, GAAP required that interest income on linked transactions be included in "Gain (loss) on linked transactions, net" in our Consolidated Statements of Operations. Accordingly, in order to determine the gross interest income generated by our IO and IIO securities which are classified as derivatives and our MBS and other securities which are classified as linked transactions prior to January 1, 2015, we calculate the interest income on these securities as if they were not derivatives or linked transactions. Starting in January 2015, we report our securities and the corresponding repurchase agreements which had previously been classified as linked transactions on a gross basis on our Consolidated Balance Sheets and with the corresponding interest income and interest expense reported in our Consolidated Statements of Operations.
Non-GAAP Financial Measures:
The following table sets forth certain information regarding our net investment income for the years ended December 31, 2016, December 31, 2015 and December 31, 2014 (dollars in thousands):

Period Ended	Average Amortized Cost of Assets(1)	Total Interest Income(2)	Yield on Average Assets(1)	Average Balance of Borrowings(3)	Total Interest Expense(4)	Average Effective Cost of Funds	Net Interest Income	Net Interest Spread
December 31, 2016
Agency RMBS	$1,736,758	$47,461	2.73%	$1,678,450	$12,851	0.77%	$34,610	1.96%
Agency CMBS	27,219	1,279	4.70%	19,866	335	1.69%	944	3.01%
Non-Agency RMBS	397,633	30,498	7.67%	291,681	6,531	2.24%	23,967	5.43%
Non-Agency CMBS	411,505	32,607	7.92%	281,679	6,296	2.24%	26,311	5.68%
Residential Whole-Loans	193,810	7,102	3.66%	162,067	4,258	2.63%	2,844	1.03%
Securitized commercial loan	25,000	2,288	9.15%	17,958	1,205	6.71%	1,083	2.44%
Other Securities	66,211	5,514	8.33%	34,789	954	2.74%	4,560	5.59%
Total return swaps	8,840	1,121	12.68%	n/a	n/a	n/a	1,121	12.68%
Interest rate swaps	n/a	n/a	n/a	n/a	27,231	1.10%	(27,231)	(1.10)%
Total	$2,866,976	$127,870	4.46%	$2,486,490	$59,661	2.40%	$68,209	2.06%

December 31, 2015
Agency RMBS	$2,778,106	$75,205	2.71%	$2,403,723	$10,989	0.46%	$64,216	2.25%
Agency CMBS	43,381	2,090	4.82%	36,367	484	1.33%	1,606	3.49%
Non-Agency RMBS	570,094	36,947	6.48%	418,975	6,829	1.63%	30,118	4.85%
Non-Agency CMBS	448,236	31,043	6.93%	327,482	5,374	1.64%	25,669	5.29%
Residential Whole-Loans	82,936	3,031	3.65%	69,026	1,816	2.63%	1,215	1.02%
Commercial Whole-Loans	4,699	424	9.02%	—	—	—%	424	9.02%
Securitized commercial loan	3,904	356	9.12%	2,255	170	7.54%	186	1.58%
Other Securities	146,350	9,010	6.16%	99,617	1,943	1.95%	7,067	4.21%
Interest rate swaps	n/a	n/a	n/a	n/a	19,116	0.57%	(19,116)	(0.57)%
Total	$4,077,706	$158,106	3.88%	$3,357,445	$46,721	1.39%	$111,385	2.49%

December 31, 2014
Agency RMBS	$3,275,878	$101,839	3.11%	$3,019,411	$11,589	0.38%	$90,250	2.73%
Agency CMBS	31,040	1,742	5.61%	24,610	237	0.96%	1,505	4.65%
Non-Agency RMBS	583,719	34,936	5.99%	414,285	6,724	1.62%	28,212	4.37%
Non-Agency CMBS	275,843	15,922	5.77%	202,973	3,230	1.59%	12,692	4.18%
Residential Whole-Loans	962	32	3.33%	1,249	17	1.36%	15	1.97%
Other Securities	85,451	5,064	5.93%	67,678	1,012	1.50%	4,052	4.43%
Interest rate swaps	n/a	n/a	n/a	n/a	29,946	0.81%	(29,946)	(0.81)%
Total	$4,252,893	$159,535	3.75%	$3,730,206	$52,755	1.41%	$106,780	2.34%

(1)	Includes Agency and Non-Agency Interest-Only Strips accounted for as derivatives and linked transactions.

(2)	Refer to below table for components of interest income.

(3)	Includes repurchase agreement borrowings on linked transactions for the year ended December 31, 2014.

(4)
Includes the net amount paid, including accrued amounts and premium amortization for MAC interest rate swaps during the periods included in loss on derivative instruments for GAAP and interest expense incurred on borrowings for linked transactions.

We have supplemented our discussion of GAAP net interest income discussed above, with a discussion below of our net interest rate spread including interest income (expense) on Agency and Non-Agency Interest-Only Strips accounted as derivatives and net interest income (expenses), net incurred on swaps and linked-transactions, which only apply to the years ended December 31, 2014, a Non-GAAP measure, defined below, which gives a more concise view of our hedged portfolio as a whole.

Our effective gross yield, a Non-GAAP measure, for the years ended December 31, 2016, December 31, 2015 and December 31, 2014 was 4.46%, 3.88% and 3.75%, respectively. Our effective gross yield, a Non-GAAP measure, increased for the year ended December 31, 2016 from 2015 due to the change in composition of our portfolio to more credit sensitive investments. Our effective cost of funds, a Non-GAAP measure, for the years ended December 31, 2016, December 31, 2015 and December 31, 2014 was 2.40%, 1.39% and 1.41%, respectively. The increase in our effective cost of funds for the year ended December 31, 2016 and 2015 primarily resulted from a higher interest rates, increased interest costs associated with financing our credit-sensitive investments, which generally have higher interest rates than repurchase agreements on Agency RMBS and the repositioning of our derivative portfolio as a result of the volatility in the markets. The increase was offset by lower average repurchase agreement borrowings.
The following table reconciles total interest income to interest income including interest income on our Interest-Only Strips classified as derivatives and interest income on linked transactions prior to January 1, 2015 (Non-GAAP financial measure) for the years ended December 31, 2016, December 31, 2015 and December 31, 2014:

(dollars in thousands)	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
Coupon interest income:
Agency RMBS	$70,467	$119,789	$152,967
Agency CMBS	2,619	3,600	1,610
Non-Agency RMBS	35,221	44,473	36,370
Non-Agency CMBS	24,893	26,562	14,284
Residential Whole-Loans	9,147	4,105	57
Commercial Whole-Loans	—	424	—
Securitized commercial loan	2,288	356	—
Other Securities	2,537	6,363	3,858
Subtotal coupon interest	$147,172	$205,672	$209,146
Premium accretion, discount amortization and amortization of basis, net:
Agency RMBS	$(24,836)	$(48,119)	$(57,120)
Agency CMBS	(1,701)	(2,102)	(796)
Non-Agency RMBS	(5,243)	(8,008)	(3,313)
Non-Agency CMBS	7,431	3,687	361
Residential Whole-Loans	(2,044)	(1,074)	(25)
Other Securities	2,977	2,648	857
Subtotal accretion and amortization	$(23,416)	$(52,968)	$(60,036)
Interest income	$123,756	$152,704	$149,110
Contractual interest income, net of amortization of basis on Agency and Non-Agency Interest-Only Strips, classified as derivatives(1):
Coupon interest income	$14,148	$21,872	$26,097
Amortization of basis (Non-GAAP Financial Measure)	(11,438)	(17,265)	(18,868)
Contractual interest income, net on Foreign currency swaps(1)	283	795	317
Total Return swaps	1,121	—	—
Contractual interest income, net of premium amortization, discount accretion and amortization of basis on Linked transactions(2):
Coupon interest income	—	—	5,998
Premium amortization, discount accretion and amortization of basis, net	—	—	(3,119)
Subtotal	$4,114	$5,402	$10,425
Total interest income, including interest income on Agency and Non-Agency Interest-Only Strips, classified as derivatives and Linked transactions—Non-GAAP Financial Measure	$127,870	$158,106	$159,535

(1)	Reported in "Gain (loss) on derivatives, net" in the Consolidated Statements of Operations.

(2)	Reported in "Gain on linked transactions, net" in the Consolidated Statements of Operations.
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
The following table reconciles the Effective Cost of Funds (Non-GAAP financial measure) with interest expense for the years ended December 31, 2016, December 31, 2015 and December 31, 2014:

	Year ended December 31, 2016		Year ended December 31, 2015		Year ended December 31, 2014
(dollars in thousands)	Reconciliation	Cost of Funds/Effective Borrowing Costs	Reconciliation	Cost of Funds/Effective Borrowing Costs	Reconciliation	Cost of Funds/Effective Borrowing Costs
Interest expense	$32,430	1.30%	$27,605	0.82%	$22,263	0.60%
Interest expense on linked transactions	—	—	—	—%	546	1.75%
Net interest paid—interest rate swaps	27,231	1.10%	19,116	0.57%	29,946	0.81%
Effective Borrowing Costs	$59,661	2.40%	$46,721	1.39%	$52,755	1.41%
Weighted average borrowings(1)	$2,486,490		$3,357,445		$3,730,206

(1)	Includes average repurchase borrowings under linked transactions for the year ended December 31, 2014.
Core Earnings
Our Core Earnings were approximately $49.6 million, $91.4 million and $89.9 million for the years ended December 31, 2016, December 31, 2015 and December 31, 2014, respectively. Core Earnings is a Non-GAAP financial measure that is used by us to approximate cash yield or income associated with our portfolio and is defined as GAAP net income (loss) as adjusted, excluding: (i) net realized gain (loss) on investments and termination of derivative contracts; (ii) net unrealized gain (loss) on investments; (iii) net gain (loss) resulting from mark-to-market adjustments on derivative contracts; (iv) other than temporary impairment; (v) provision for taxes; (vi) non-cash stock-based compensation expense; and (vii) one-time events pursuant to changes in GAAP and certain other non-cash charges after discussions between us, our Manager and our independent directors and after approval by a majority of the our independent directors.
We utilize Core Earnings as a key metric to evaluate the effective yield of the portfolio. Core Earnings allows us to reflect the net investment income of our portfolio as adjusted to reflect the net interest rate swap interest expense.  Core Earnings allows us to isolate the interest expense associated with our interest rate swaps in order to monitor and project our borrowing costs and interest rate spread. We believe that the Non-GAAP measure, when considered with GAAP, provides supplemental information useful to investors in evaluating the results of our operations. Our presentation of Core Earnings may not be comparable to similarly-titled measures of other companies, who may use different calculations.  As a result, Core Earnings should not be considered as a substitute for our GAAP net income, as a measure of our financial performance or any measure of our liquidity under GAAP.
The table below reconciles Net Income (Loss) to Core Earnings for the years ended December 31, 2016, December 31, 2015 and December 31, 2014:

(dollars in thousands)	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
Net Income (loss) — GAAP	$(25,015)	$(9,484)	$100,713
Provision for income tax	3,156	—	—
Net Income (loss) before provision for income tax	(21,859)	(9,484)	100,713

Adjustments:
Investments:
Unrealized (gain) loss on investments and securitized debt	17,107	34,011	(189,011)
Other than temporary impairment	32,286	19,791	17,014
Realized (gain) loss on sale of investments	21,991	(8,279)	2,178
Realized (gain) loss on foreign currency transactions	99	(2,253)	(1,725)
Unrealized (gain) loss on foreign currency transactions	659	123	—

Derivative Instruments:
Net realized (gain) loss on derivatives	(7,517)	(18,418)	(21,426)
Net unrealized (gain) loss on derivatives	5,135	73,599	179,985

Non-cash stock-based compensation expense	1,699	2,301	2,203
Total adjustments	71,459	100,875	(10,782)
Core Earnings — Non-GAAP Financial Measure	$49,600	$91,391	$89,931

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

(dollars in thousands)	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
Net interest income including interest income on Interest-Only Strips accounted for as derivatives and interest income (expense), net incurred on interest rate swaps and foreign currency swaps (a Non-GAAP financial measure)	$68,209	$111,385	$106,780
Total Expenses	(21,246)	(22,483)	(18,760)
Non-cash stock based compensation	1,699	2,301	2,203
Interest income on cash balances and other income (loss), net	938	188	(292)
Core Earnings (a Non-GAAP financial measure)	$49,600	$91,391	$89,931

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

At December 31, 2016, our primary sources of cash consisted of net interest margin on our investment portfolio, borrowings under our repurchase agreements and principal repayments.
Borrowing under Various Financing Arrangements
As of December 31, 2016, we had master repurchase agreements with 27 counterparties, borrowings with 20 counterparties of approximately $2.2 billion. The following tables present our repurchase agreement borrowings, by type of collateral pledged, as of December 31, 2016 and December 31, 2015, and the respective effective cost of funds (Non-GAAP financial measure) for the years ended December 31, 2016 and December 31, 2015, respectively. See "Non-GAAP Financial Measures" (dollars in thousands):

Collateral	Borrowings Outstanding	Fair Value of Collateral Pledged(1)	Weighted Average Interest Rate end of period	Weighted Average Cost of Funds	Weighted Average Effective Cost of Funds (Non-GAAP) (2)	Weighted Average Haircut end of period
December 31, 2016
Agency RMBS	$1,427,674	$1,465,384	0.96%	0.77%	0.77%	4.25%
Agency CMBS	56,365	61,200	1.07%	1.69%	1.69%	7.18%
Non-Agency RMBS	218,712	308,165	2.53%	2.24%	2.24%	29.43%
Non-Agency CMBS(3)	255,656	358,919	2.55%	2.24%	2.24%	28.21%
Whole-Loans(4)	154,391	192,136	2.90%	2.63%	2.63%	20.00%
Securitized commercial loan(4)	6,790	13,566	3.24%	2.97%	2.97%	50.00%
Other securities	36,056	67,762	2.32%	2.74%	2.74%	45.02%
Interest rate swaps	n/a	n/a	n/a	n/a	1.10%	n/a
Total	$2,155,644	$2,467,132	1.48%	1.27%	2.37%	11.68%

December 31, 2015
Agency RMBS	$1,601,713	$1,658,865	0.66%	0.46%	0.46%	5.13%
Agency CMBS	32,699	37,872	1.80%	1.33%	1.33%	14.88%
Non-Agency RMBS	380,177	530,110	1.91%	1.63%	1.63%	29.80%
Non-Agency CMBS(3)	323,670	449,771	1.84%	1.64%	1.64%	28.19%
Whole-Loans(4)	173,892	218,538	2.36%	2.63%	2.63%	20.08%
Securitized commercial loan(4)	7,000	14,000	2.78%	2.79%	2.79%	50.00%
Other securities	66,650	101,099	2.33%	1.95%	1.95%	32.19%
Interest rate swaps	n/a	n/a	n/a	n/a	0.57%	n/a
Total	$2,585,801	$3,010,255	1.17%	0.82%	1.39%	13.59%

(1)	For the years ended December 31, 2016 and 2015, excludes approximately $37.0 million and $38.3 million of cash collateral posted.

(2)
The effective cost of funds for the period presented is calculated on an annualized basis and includes interest expense for the period and net periodic interest payments on interest rate swaps, net of premium amortization on MAC swaps, of approximately $27.2 million and $19.1 million for the years ended December 31, 2016 and 2015. While interest rate swaps are not accounted for using hedge accounting, such instruments are viewed by us as an economic hedge against increases in interest rates on our liabilities and are treated as hedges for purposes of satisfying the REIT requirements. See "Non-GAAP Financial Measures".

(3)	Including Non U.S. CMBS pledged as collateral and Non U.S. repurchase agreement borrowings.

(4)	Repurchase agreement borrowings collateralized by Whole-Loans and securitized commercial loan owned through trust certificates. The trust certificates are eliminated upon consolidation.

As of December 31, 2016, our repurchase agreements require collateral in excess of the loan amount, or haircuts, ranging from a low of 3.0% to a high of 5.0% for Agency RMBS, exclusive of IOs and IIOs for which the haircuts are as high as 25.0% and Agency CMBS haircuts range from a low of 5.0% to a high of 25.0%. For Non-Agency RMBS, haircuts range from a low of 20.0% to a high of 40.0% and for Non-Agency CMBS, haircuts range from a low of 15.0% to a high of 60.0%. Haircuts for Whole-Loans of 20.0% and Other securities range from a low of 25.0% to a high of 50.0%. Declines in the value of our portfolio can trigger margin calls by our counterparties under our repurchase agreements. Margin calls could adversely affect our liquidity. Our inability to post adequate collateral for a margin call by the counterparty could result in a condition of default under our repurchase agreements. An event of default or termination event would give some of our counterparties the option to terminate all existing repurchase transactions with us and require any amount due to the counterparties by us to be payable immediately. If this were to occur, we may be forced to sell assets under adverse market conditions or through foreclosure which may have a material adverse consequence on our business, financial position, our results of operations and cash flows. During the year ended December 31, 2016, we were able to satisfy margin calls using cash on hand, unlevered or underleveraged securities, cash from rehypothecation of securities received as incremental collateral and cash from our repurchase agreement borrowings.

Under the repurchase agreements, the respective counterparties, subject to the terms of the individual agreements, retain the right to determine the fair value of the underlying collateral. A reduction in the value of pledged assets requires us to provide additional collateral or fund margin calls. In addition, certain of the repurchase agreements may be terminated by our counterparties if we do not maintain certain equity and leverage metrics. For of our repurchase agreements with outstanding borrowings we were in compliance with the terms of such financial tests as of December 31, 2016.
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
We are also required to pledge cash or securities as collateral as part of a margin arrangement for our derivative contracts, calculated daily, subject either to the terms of individual agreements for bilateral agreements and the clearinghouse rules in the case of cleared swaps. The amount of margin that we are required to post will vary and generally reflects collateral posted with respect to swaps that are in an unrealized loss position to us and a percentage of the aggregate notional amount of swaps per counterparty as well as margin posted with our clearing broker, pursuant to clearinghouse rules and practices, for cleared swaps.  Conversely, if our bilateral swaps and swaptions are in an unrealized gain position, our counterparties are required to post collateral with us, under the same terms that we post collateral with them.  On occasion we may enter into a MAC interest rate swap in which we may receive or make a payment at the time of entering such interest rate swap to compensate for the out of the market nature of such interest rate swap.  Similar to all other interest rate swaps, these interest rate swaps are also subject to margin requirements.
Cash Generated from Operations
For the year ended December 31, 2016, operating activities increased our cash balance by approximately $11.5 million. This was primarily attributable to the net income we earned on our investments for the net of adjustments pertaining to the amortization/accretion of premiums and discounts and other non-cash items. For the year ended December 31, 2015, operating activities increased our cash balance by approximately $133.9 million. This was primarily attributable to the net income we earned on our investments net of adjustments pertaining to the amortization/accretion of premiums and discounts and other non-cash items. For the year ended December 31, 2014, operating activities increased our cash balance by approximately $107.4 million. This was primarily attributable to the net income we earned on our investments net of adjustments pertaining to the amortization/accretion of premiums and discounts, other non-cash items, and cash received on termination of interest rate swaps.
Cash Provided by and Used in Investing Activities
For the year ended December 31, 2016, our investing activities increased our cash balance by approximately $504.6 million. This was primarily attributable to our proceeds from sales of MBS and other securities and by our receipt of principal payments on MBS and other securities, partially offset by cash expenditures to acquire MBS and other securities and payments made on reverse repurchase agreements. For the year ended December 31, 2015, our investing activities increased our cash balance by approximately $1.4 billion. This was primarily attributable to our proceeds from sales of MBS and other securities and by our receipt of principal payments on MBS and other securities, partially offset by cash expenditures to acquire MBS and other securities and payments made on reverse repurchase agreements. For the year ended December 31, 2014, our investing activities decreased our cash balance by approximately $1.3 billion. This was primarily attributable to cash expenditures to acquire MBS and other securities partially offset by our receipt of principal payments on MBS and proceeds received from sales of MBS.
Cash Provided by and Used in Financing Activities
For the year ended December 31, 2016, our financing activities decreased our cash balance by approximately $494.8 million. This was primarily attributable to a decrease in our net borrowings under repurchase agreements. For the year ended December 31, 2015, our financing activities decreased our cash balance by approximately $1.5 billion. This was primarily attributable to a decrease in our net borrowings under repurchase agreements. For the year ended December 31, 2014, our financing activities increased our cash balance by approximately $1.2 billion. This was primarily attributable to an increase in our net borrowings under repurchase agreements and the proceeds of a stock offering.
Other Potential Sources of Financing

We held cash of approximately $46.2 million, $24.7 million and $47.2 million at December 31, 2016, December 31, 2015 and December 31, 2014, respectively. Our primary sources of cash currently consist of repurchase facility borrowings, investment income, principal repayments and the proceeds of any future securities offering, to the extent available in the capital markets. In the future, we expect our primary sources of liquidity to consist of payments of principal and interest we receive on our portfolio of assets, unused borrowing capacity under our financing sources and future issuances of equity and debt securities.
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
Contractual Obligations and Commitments
Our contractual obligations as of December 31, 2016 are as follows (dollars in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Borrowings under repurchase agreements	$2,155,644	—	—	—	$2,155,644
Investment related payables	341,458	—	—	—	341,458
Total	$2,497,102	—	—	—	$2,497,102

(1)	The table above does not include amounts due under the Management Agreement (as defined herein) with our Manager, as those obligations do not have fixed and determinable payments.
Repurchase Agreements
As of December 31, 2016, we have an obligation for approximately $5.9 million in contractual interest payments related to our repurchase agreements through the respective maturity date of each repurchase agreement. In addition, at December 31, 2016, we had entered into repurchase agreement borrowings of approximately $193.7 million, which settled by January 6, 2017, with a weighted average interest rate of 1.36%, a weighted average contractual maturity of 52 days and secured by collateral of approximately $213.0 million. These borrowings are recorded as a liability in our Consolidated Balance Sheets when settled.
Securitized Debt
At December 31, 2016, we had securitized debt related to the consolidated VIEs, with a balance of $11.0 million (and a fair value of $10.7 million). The securitized debt of the VIEs can only be settled with the commercial loan that serve as collateral of the VIE and is non-recourse to us.
Management Agreement
On May 9, 2012, we entered into a management agreement (the "Management Agreement") with our Manager which describes the services to be provided by our Manager and compensation for such services. Our Manager is responsible for managing our operations, including: (i) performing all of our day-to-day functions; (ii) determining investment criteria in conjunction with our Board of Directors; (iii) sourcing, analyzing and executing investments, asset sales and financings; (iv) performing asset management duties; and (v) performing financial and accounting management, subject to the direction and oversight of our Board of Directors. Pursuant to the terms of the Management Agreement, our Manager is paid a management fee equal to 1.50% per annum of our stockholders' equity, (as defined in the Management Agreement), calculated and payable (in cash) quarterly in arrears. In addition, under the Management Agreement, we are required to reimburse our Manager for certain expenses (as defined in the Management agreement). Refer to Note 9 "Related Party Transactions" to our Consolidated Financial Statements included in Item 8 of this report for further details.
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
See Note 11 "Stockholder' Equity - Warrants" to the financial statements contained in this Annual Report on Form 10-K, for a description of our outstanding warrants.
Dividends
We intend to make regular quarterly dividend distributions to holders of our common stock. U.S. federal income tax law generally requires that a REIT distribute annually, in accordance with the REIT regulations, at least 90% of its REIT taxable income for the taxable year, without regard to the deduction for dividends paid and excluding net capital gains as well as undistributed taxable income retained by a TRS. To the extent we distribute less than 100% of our net taxable income, in accordance with the REIT regulations, for any given year, we will pay tax on such amount at the regular corporate rates. We intend to pay regular quarterly dividends to our stockholders based on our net taxable income, if and to the extent authorized by our Board of Directors. Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service on our repurchase agreements and other debts payable. If our cash available for distribution is less than our net taxable income, we could be required to sell assets or borrow funds to make cash distributions or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities.
Recent Developments

As discussed in Item 1 "Business - Our Investment Strategy" our Manager actively manages our portfolio and reallocates capital as it believes appropriate to achieve our investment objectives. The Manager has recently been increasing Agency CMBS and, to a lesser extent, Whole Loans and Other Securities and decreasing Agency and non-Agency RMBS. Subsequent to year-end through February 28, 2017, we sold and received proceeds of $551.4 million in Agency RMBS and $246.0 million in Non Agency RMBS and we reallocated capital to acquire $599.5 million in Agency CMBS, $73.6 million in Whole Loans (owned through two wholly owned trusts) and $69.0 million in Other Securities. Of course future sector allocations will vary based on the Manager’s view of market and investment conditions.

The following table shows the shift in our investment portfolio. (dollars in thousands)

	As of
	February 28, 2017	December 31, 2016
Agency RMBS, including IO's	$881,212	$1,469,971
Agency CMBS, including IO's	977,014	371,623
Non-Agency RMBS	64,917	308,241
Non-Agency CMBS	347,360	358,919
Residential Whole-Loans	263,272	192,136
Securitized commercial loan	24,250	24,225
Other securities	136,804	67,762
Total Investments	$2,694,829	$2,792,877

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

As of December 31, 2016, 17 of the counterparties that we had outstanding repurchase agreement borrowings held collateral which we posted as security for such borrowings in excess of 5% of our Stockholders’ equity.  Prior to entering into a repurchase agreement with any particular institution, our Manager does a thorough review of such potential counterparty.  Such review, however, does not assure the creditworthiness of such counterparty nor that the financial wherewithal of the counterparty will not deteriorate in the future.

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

The sensitivity analysis table presented below shows the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments, including interest rate swaps, Interest-Only Strips, and net interest income at December 31, 2016, assuming a static portfolio of assets. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our Manager’s expectations. The analysis presented utilizes our Manager’s assumptions, models and estimates, which are based on our Manager’s judgment and experience.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+1.00%	25.02%	(1.11)%
+0.50%	4.87%	(0.57)%
-0.50%	(20.20)%	0.65%
-1.00%	(28.27)%	0.97%

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

Certain assumptions have been made in connection with the calculation of the information set forth in the table above and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes.  The base interest rate scenario assumes interest rates at December 31, 2016.  The analysis presented utilizes assumptions and estimates based on our Manager’s judgment and experience.  Furthermore, while we generally expect to retain such assets and the associated interest rate risk, future purchases and sales of assets could materially change our interest rate risk profile.

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

As of December 31, 2016, we have entered into five master securities forward trading agreements, or MSFTAs, which may govern the trading of some or all TBA transactions.  Pursuant to the terms of these MSFTAs, we and our counterparties would be required to post margin to the other when the mark to market exposure of the TBA transactions executed under the agreement exceed certain thresholds.  We expect to continue to negotiate and enter into MSFTAs with additional TBA counterparties.  The margin provisions of the MSFTA help to mitigate, but do not eliminate, counterparty risk associated with TBA transactions.  If a counterparty to a TBA transaction cannot perform under the terms of the trade, we may not receive securities we have agreed to purchase or payment for securities we have agreed to sell, and thus, we may lose any unrealized gain associated with such transaction.

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
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Western Asset Mortgage Capital Corporation and subsidiaries (the "Company") at December 31, 2016 and December 31, 2015, and the results of their operations and their cash flows for the three years ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Los Angeles, California
March 6, 2017

Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands—except share and per share data)

	December 31, 2016	December 31, 2015
Assets:
Cash and cash equivalents	$46,172	$24,711
Mortgage-backed securities and other securities, at fair value ($2,261,430 and $2,777,717 pledged as collateral, at fair value, respectively)	2,576,517	2,851,127
Residential Whole-Loans, at fair value ($192,136 and $218,538 pledged as collateral, at fair value, respectively)	192,136	218,538
Securitized commercial loan, at fair value	24,225	25,000
Investment related receivable	33,600	572
Accrued interest receivable	18,812	22,621
Due from counterparties	243,585	249,563
Derivative assets, at fair value	20,571	21,915
Other assets	398	382
Total Assets(1)	$3,156,016	$3,414,429
Liabilities and Stockholders' Equity:
Liabilities:
Borrowings under repurchase agreements, net	$2,155,644	$2,585,667
Securitized debt, at fair value	10,659	11,000
Accrued interest payable	16,041	20,431
Investment related payables	341,458	66,146
Due to counterparties	740	9,950
Derivative liability, at fair value	182,158	180,177
Accounts payable and accrued expenses	3,255	2,078
Payable to affiliate	2,584	3,019
Dividend payable	12,995	24,313
Total Liabilities(2)	2,725,534	2,902,781
Commitments and contingencies
Stockholders' Equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, 41,919,801 and 41,919,801 shares issued and outstanding, respectively	419	419
Preferred stock, $0.01 par value, 100,000,000 shares authorized and no shares outstanding	—	—
Additional paid-in capital	765,042	763,283
Retained earnings (accumulated deficit)	(334,979)	(252,054)
Total Stockholders' Equity	430,482	511,648
Total Liabilities and Stockholders' Equity	$3,156,016	$3,414,429
See notes to consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands—except share and per share data)

(1)	Assets of consolidated VIEs included in the total assets above:

	December 31, 2016	December 31, 2015
Residential Whole-Loans, at fair value ($192,136 and $218,538 pledged as collateral, at fair value, respectively)	$192,136	$218,538
Securitized commercial loan, at fair value	24,225	25,000
Investment related receivable	1,241	—
Accrued interest receivable	1,622	1,836
Total assets of consolidated VIEs	$219,224	$245,374

(2)	Liabilities of consolidated VIEs included in the total liabilities above:

Securitized debt, at fair value	$10,659	$11,000
Accrued interest payable	85	85
Accounts payable and accrued expenses	2	2
Total liabilities of consolidated VIEs	$10,746	$11,087
See notes to consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Statements of Operations
(in thousands—except share and per share data)

	For the years ended December 31,
	2016	2015	2014
Net Interest Income
Interest income	$123,756	$152,704	$149,110
Interest expense	32,430	27,605	22,263
Net Interest Income	91,326	125,099	126,847

Other Income (Loss)
Realized gain (loss) on sale of investments, net	(21,991)	8,279	(2,178)
Other than temporary impairment	(32,286)	(19,791)	(17,014)
Unrealized gain (loss), net	(17,107)	(34,011)	189,011
Gain (loss) on derivative instruments, net	(20,735)	(68,895)	(180,496)
Gain on linked transactions, net	—	—	1,870
Other, net	180	2,318	1,433
Other Income (Loss)	(91,939)	(112,100)	(7,374)

Expenses
Management fee to affiliate	10,448	10,874	9,633
Other operating expenses	1,045	2,014	761
General and administrative expenses:
Compensation expense (includes $1,699, $2,301 and $2,203 non-cash stock based compensation, respectively)	3,022	3,762	3,330
Professional fees	4,814	4,368	3,495
Other general and administrative expenses	1,917	1,465	1,541
Total general and administrative expenses	9,753	9,595	8,366
Total Expenses	21,246	22,483	18,760

Income (loss) before income taxes	(21,859)	(9,484)	100,713
Income tax provision (benefit)	3,156	—	—
Net income (loss)	$(25,015)	$(9,484)	$100,713

Net income (loss) per Common Share—Basic	$(0.61)	$(0.25)	$2.67
Net income (loss) per Common Share—Diluted	$(0.61)	$(0.25)	$2.67
See notes to consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
(in thousands—except shares and share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated) Deficit	Total
	Shares	Par
Balance at December 31, 2013	26,853,287	$268	$544,143	$(134,317)	$410,094
Proceeds from public offerings of common stock, net	14,000,000	140	205,240	—	205,380
Offering costs, public offerings of common stock	—	—	(400)	—	(400)
Proceeds from private placement of common stock	650,000	7	9,646	—	9,653
Grants of restricted stock	216,514	2	(2)	—	—
Vesting of restricted stock	—	—	2,266	—	2,266
Net income	—	—	—	100,713	100,713
Dividends declared on common stock	—	—	32	(104,526)	(104,494)
Balance at December 31, 2014	41,719,801	$417	$760,925	$(138,130)	$623,212
Grants of restricted stock	200,000	2	(2)	—	—
Vesting of restricted stock	—	—	2,301	—	2,301
Net loss	—	—	—	(9,484)	(9,484)
Dividends declared on common stock	—	—	59	(104,440)	(104,381)
Balance at December 31, 2015	41,919,801	$419	$763,283	$(252,054)	$511,648
Vesting of restricted stock	—	—	1,699	—	1,699
Net loss	—	—	—	(25,015)	(25,015)
Dividends declared on common stock	—	—	60	(57,910)	(57,850)
Balance at December 31, 2016	41,919,801	$419	$765,042	$(334,979)	$430,482
See notes to consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	For the year ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income (loss)	$(25,015)	$(9,484)	$100,713
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Premium amortization and (discount accretion) on investments, net	(548)	5,086	10,257
Interest income earned added to principal of securities	(413)	(207)	—
Amortization of deferred financing costs	191	486	—
Restricted stock amortization	1,699	2,301	2,203
Premium amortization for MAC interest rate swaps	(658)	(1,250)	(1,818)
Interest payments and basis recovered on MAC interest rate swaps	658	1,595	7,164
Premium on purchase of Residential Whole-Loans	(574)	(3,329)	(131)
Unrealized (gain) loss, net	17,107	34,011	(189,011)
Unrealized loss on derivative instruments, net	5,135	73,599	178,125
Unrealized loss on linked transactions, net	—	—	1,762
Other than temporary impairment	32,286	19,791	17,014
Realized (gain) loss on sale of investments, net	21,991	(8,279)	2,178
(Gain) loss on derivatives, net	(41,516)	13,920	(9,754)
Gain on linked transactions, net	—	—	(1,397)
Loss (gain) on foreign currency transactions, net	758	(2,130)	(1,306)
Changes in operating assets and liabilities:
Decrease (increase) in accrued interest receivable	3,809	4,688	(15,043)
Decrease (increase) in other assets	(16)	(56)	13
Increase (decrease) in accrued interest payable	(4,390)	2,858	5,039
Increase (decrease) in accounts payable and accrued expenses	1,477	(16)	503
Increase (decrease) in payable to related party	(435)	314	863
Net cash provided by operating activities	11,546	133,898	107,374
Cash flows from investing activities:
Purchase of securities	(2,172,623)	(1,354,274)	(4,007,240)
Purchase of securities underlying linked transactions	—	—	(54,739)
Proceeds from sale of securities	2,273,922	2,547,364	2,375,264
Proceeds from sale of securities underlying linked transactions	—	—	6,215
Principal repayments and basis recovered on securities	344,937	397,073	332,581
Principal repayments and basis recovered on securities underlying linked transactions	—	—	4,801
Purchase of Residential Whole-Loans	(28,825)	(225,870)	(7,030)
Principal repayments on Residential Whole-Loans	52,473	20,355	9
Purchase of Commercial Whole-Loans	—	(8,750)	—
Principal repayments on Commercial Whole-Loans	—	8,750	—
Purchase of securitized commercial loan	—	(14,000)	—
Payment of premium for option derivatives	(17,951)	(16,064)	(2,813)
Premium received from option derivatives	22,707	15,354	—
Net settlements of TBAs	6,140	3,710	37,829
Proceeds from (Payments on) termination of futures, net	23,609	(527)	(16,495)
Proceeds from sale of interest rate swaptions	2,075	32,186	8,710
Premium for MAC interest rate swaps, net	465	(3,858)	11,011

See notes to consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(in thousands)

	For the year ended December 31,
	2016	2015	2014
Payments on termination of MAC interest rate swaps	—	(186)	2,791
Due from counterparties	(8,449)	—	—
Proceeds from termination of foreign currency swaps	6,771	—	—
Payments on total return swaps	38	—	—
Interest payments and basis recovered on MAC interest rate swaps	(658)	(1,193)	706
Premium for interest rate swaptions, net	—	(40,215)	(3,278)
Net cash provided by (used in) investing activities	504,631	1,359,855	(1,311,678)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	—	205,380
Proceeds from private placement of common stock (concurrent with initial public offering)	—	—	9,653
Payment of offering costs	—	—	(408)
Proceeds from repurchase agreement borrowings	15,977,505	17,544,060	22,819,986
Proceeds from repurchase agreement borrowings underlying linked transactions	—	—	180,935
Repayments of repurchase agreement borrowings	(16,407,929)	(18,863,913)	(21,523,332)
Repayments of repurchase agreement borrowings underlying linked transactions	—	—	(208,177)
Proceeds from (Repayment of) cash overdraft	(300)	300	—
Proceeds from forward contracts	112,574	242,279	44,897
Repayments of forward contracts	(112,640)	(243,180)	(46,656)
Premium for MAC interest rate swaps containing an other-than-insignificant financing element	—	—	20,479
Payments on termination of MAC interest rate swaps containing an other-than-insignificant financing element	—	(18,655)	(14,147)
Interest payments and basis recovered on MAC interest rate swaps containing an other-than-insignificant financing element	—	(402)	(7,870)
Payments made for deferred financing costs	(58)	(620)	—
Due from counterparties, net	14,427	(64,806)	(129,323)
Due to counterparties, net	(9,210)	(2,230)	(53,681)
Dividends paid on common stock	(69,168)	(109,272)	(94,735)
Net cash provided by (used in) financing activities	(494,799)	(1,516,439)	1,203,001

Effect of exchange rate changes on cash and cash equivalents	83	175	—

Net increase (decrease) in cash and cash equivalents	21,461	(22,511)	(1,303)
Cash and cash equivalents beginning of period	24,711	47,222	48,525
Cash and cash equivalents end of period	$46,172	$24,711	$47,222

Supplemental disclosure of operating cash flow information:
Interest paid	$32,041	$27,515	$20,553
Income taxes paid	$2,093	$—	$—

See notes to consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(in thousands)

	For the year ended December 31,
	2016	2015	2014
Supplemental disclosure of non-cash financing/investing activities:
Principal payments of securities, not settled	$—	$572	$45
Securities purchased, not settled	$(309,086)	$(66,146)	$(6,002)
Securities recorded upon unlinking of linked transactions	$—	$—	$(69,838)
Assets of CSMC Trust	$—	$11,000	$—
Liabilities of CSMC Trust	$—	$(11,000)	$—
Net unsettled TBAs	$(14)	$—	$2,186
Dividends and distributions declared, not paid	$12,995	$24,313	$29,204
Principal payments of Residential Whole-Loans, not settled	$1,241	$—	$—

See notes to consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands—except share and per share data)

        The following defines certain of the commonly used terms in these Notes to Consolidated Financial Statements: "Agency" or "Agencies" refer to a federally chartered corporation, such as the Federal National Mortgage Association ("Fannie Mae" or "FNMA") or the Federal Home Loan Mortgage Corporation ("Freddie Mac" or "FHLMC"), or an agency of the U.S. Government, such as the Government National Mortgage Association ("Ginnie Mae" or "GNMA"); references to "MBS" refer to mortgage backed securities, including residential mortgage-backed securities or "RMBS", commercial mortgage-backed securities or "CMBS", and "Interest-Only Strips" (as defined herein);"Agency MBS" refer to RMBS, CMBS and Interest-Only Strips issued or guaranteed by the Agencies while "Non-Agency MBS "refer to RMBS, CMBS and Interest-Only Strips that are not issued or guaranteed by the Agencies; references to "ARMs" refers to adjustable rate mortgages; references to "Interest-Only Strips" refer to interest-only ("IO") and inverse interest-only ("IIO") securities issued as part of or collateralized with MBS; references to "TBA" refer to To-Be-Announced Securities; references to Residential Whole-Loans and Commercial Whole-Loans (collectively "Whole-Loans") refer to individual mortgage loans secured by single family and commercial properties, respectively.
Note 1—Organization
Western Asset Mortgage Capital Corporation, is a Delaware corporation, and its subsidiaries (the "Company") commenced operations in May 2012. The Company invests in, finances and manages a diversified portfolio of real estate related securities, whole-loans and other financial assets. The Company's portfolio is comprised of Agency RMBS (including TBAs), Non-Agency RMBS, Agency and Non-Agency CMBS and Whole-Loans. In addition, and to a significantly lesser extent, the Company has invested in other securities including certain Agency obligations that are not technically MBS as well as certain Non U.S. CMBS and in asset-backed securities ("ABS") investments secured by a portfolio of private student loans. The Company's investment strategy is based on Western Asset Management Company's (the "Manager") perspective of which mix of portfolio assets it believes provides the Company with the best risk-reward opportunities at any given time. The Manager will vary the allocation among various asset classes subject to maintaining the Company's qualification as a REIT and maintaining its exemption from the Investment Company Act of 1940 (the "1940 Act"). These restrictions limit the Company's ability to invest in non-qualifying MBS, non-real estate assets and/or assets which are not secured by real estate. Accordingly, the Company's portfolio will continue to be principally invested in qualifying MBS, Whole-Loans and other real estate related assets.
The Company is externally managed by the Manager, an investment advisor registered with the Securities and Exchange Commission ("SEC"). The Manager is a wholly-owned subsidiary of Legg Mason, Inc. The Company operates and has elected to be taxed as a real estate investment trust or "REIT" commencing with its taxable year ended December 31, 2012.
Note 2—Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The consolidated financial statements of the Company are prepared in accordance with generally accepted accounting principles in the United States ("GAAP"). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and variable interest entities ("VIEs") in which it is considered the primary beneficiary. Refer to Note 5—"Variable Interest Entities" for additional information regarding the impact of consolidation of theses VIE's. All intercompany amounts between the Company and its subsidiary and consolidated VIE's have been eliminated in consolidation.
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
Use of Estimates
The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.
Reclassification
Certain prior period amounts have been reclassified in the consolidated financial statements to conform to current period presentation.
Earnings (Loss) per share
GAAP requires use of the two-class method in computing earnings per share for all periods presented for each class of common stock and participating securities as if all earnings for the period had been distributed. Under the two-class method, during periods of net income, the net income is first reduced for dividends declared on all classes of securities to arrive at undistributed earnings. During periods of net losses, the net loss is reduced for dividends declared on participating securities only if the security has the right to participate in the earnings of the entity and an objectively determinable contractual obligation to share in net losses of the entity. The Company's participating securities are not allocated a share of the net loss, as the participating securities do not have a contractual obligation to share in the net losses of the Company.
The remaining earnings are allocated to common stockholders and participating securities, to the extent that each security shares in earnings, as if all of the earnings for the period had been distributed. Each total is then divided by the applicable number of weighted average outstanding common shares outstanding to arrive at basic earnings per share. For the diluted earnings, the denominator includes the weighted average outstanding common shares and all potential common shares assumed issued if they are dilutive. The numerator is adjusted for any changes in income or loss that would result from the assumed conversion of these potential common shares.
Offering Costs

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
Valuation of Financial Instruments
The Company discloses the fair value of its financial instruments according to a fair value hierarchy (Levels I, II, and III, as defined below). ASC 820 "Fair Value Measurements and Disclosures" establishes a framework for measuring fair value and expands financial statement disclosure requirements for fair value measurements. ASC 820 further specifies a hierarchy of valuation techniques, which is based on whether the inputs into the valuation technique are observable or unobservable. The hierarchy is as follows:
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
The level in the fair value hierarchy within which a fair value measurement in its entirety falls is based on the lowest level input that is significant to the fair value measurement in its entirety. Transfers between levels are determined by the Company at the end of the reporting period. See Note 3 Fair Value of Financial Instruments.
Mortgage-Backed Securities and Other Securities
The Company's mortgage-backed securities and other securities portfolio primarily consists of Agency RMBS, Non-Agency RMBS, Agency CMBS and Non-Agency CMBS, ABS and other real estate related assets, these investments are recorded in accordance with ASC 320, “Investments – Debt and Equity Securities”, ASC 325-40, “Beneficial Interests in Securitized Financial Assets” or ASC 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality”. The Company has chosen to make a fair value election pursuant to ASC 825, “Financial Instruments” for its mortgage-backed securities and other securities portfolio. Electing the fair value option allows the Company to record changes in fair value in the Consolidated Statements of Operations as a component of “Unrealized gain (loss), net”.
When the Company purchases securities with evidence of credit deterioration since origination, it will analyze to determine if the guidance found in ASC 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” is applicable.
The Company accounts for its securities under ASC 310 and ASC 325 and evaluates securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis. The determination of whether a security is other-than-temporarily impaired involves judgments and assumptions based on subjective and objective factors. When the fair value of an investment security is less than its amortized cost at the balance sheet date, the security is considered impaired, and the impairment is designated as either “temporary” or “other-than-temporary.” When a security is impaired, an OTTI is considered to have occurred if (i) the Company intends to sell the security (i.e., a decision has been made as of the reporting date) or (ii) it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If the Company intends to sell the security or if it is more likely than not that the Company will be required to sell the real estate security before recovery of its amortized cost basis, the entire amount of the impairment loss, if any, is recognized in earnings as OTTI and the cost basis of the security is adjusted to its fair value. Additionally for securities accounted for under ASC 325-40 an OTTI is deemed to have occurred when there is an adverse change in the expected cash flows to be received and the fair value of the security is less than its carrying amount. In determining whether an adverse change in cash flows occurred, the present value of the remaining cash flows, as estimated at the initial transaction date (or the last date previously revised), is compared to the present value of the expected cash flows at the current reporting date. The estimated cash flows reflect those a “market participant” would use and are discounted at a rate equal

Western Asset Mortgage Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(in thousands—except share and per share data)

to the current yield used to accrete interest income. Any resulting OTTI adjustments are reflected in the “Other than temporary impairment” line item in the Consolidated Statements of Operations.
The determination as to whether an OTTI exists is subjective, given that such determination is based on information available at the time of assessment as well as the Company’s estimate of the future performance and cash flow projections for the individual security. As a result, the timing and amount of an OTTI constitutes an accounting estimate that may change materially over time.

Increases in interest income may be recognized on a security on which the Company previously recorded an OTTI charge if the cash flow of such security subsequently improves.

Securities in an unrealized loss position on December 31, 2016, are not considered other than temporarily impaired if the Company had the ability and intent to hold the securities to maturity or for a period of time sufficient for a forecasted market price recovery up to or above the amortized cost of the investment, and the Company was not required to sell the security for regulatory or other reasons.

In addition, unrealized losses on the Company's Agency securities, with explicit guarantee of principal and interest by the governmental sponsored entity ("GSE"), are not credit losses but rather were due to changes in interest rates and prepayment expectations. These securities would not be considered other than temporarily impaired provided we did not intend to sell the security.
Residential Whole-Loans
Investments in Whole-Loans are recorded in accordance with ASC 310-20, "Nonrefundable Fees and Other Costs". The Company has chosen to make the fair value election pursuant to ASC 825 for its Whole-Loan portfolio. Whole-Loans are recorded at fair value in the Consolidated Balance Sheets with the periodic change in fair value being recorded in earnings in the Consolidated Statements of Operations as a component of "Unrealized gain (loss), net". All other costs incurred in connection with acquiring Whole-Loans or committing to purchase these loans are charged to expense as incurred.
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
Interest income recognition
Agency MBS, Non-Agency MBS and other securities, excluding Interest-Only Strips, rated AA and higher at the time of purchase
Interest income on mortgage-backed and other securities is accrued based on the respective outstanding principal balances and corresponding contractual terms. The Company records interest income in accordance with ASC subtopic 835-30 "Imputation of Interest", using the effective interest method. As such premiums and discounts associated with Agency MBS, Non-Agency MBS and other securities, excluding Interest-Only Strips, rated AA and higher at the time of purchase, are amortized into interest income over the estimated life of such securities. Adjustments to premium and discount amortization are made for actual prepayment activity. The Company estimates prepayments at least quarterly for its securities and, as a result, if the projected prepayment speed increases, the Company will accelerate the rate of amortization on premiums or discounts and make a retrospective adjustment to historical amortization. Alternatively, if projected prepayment speeds decrease, the Company will reduce the rate of amortization on the premiums or discounts and make a retrospective adjustment to historical amortization.

Western Asset Mortgage Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(in thousands—except share and per share data)

Non-Agency MBS and other securities that are rated below AA at the time of purchase and Interest-Only Strips that are not classified as derivatives
Interest income on Non-Agency MBS and other securities that are rated below AA at the time of purchase and Interest-Only Strips that are not classified as derivatives are also recognized in accordance with ASC 835, using the effective yield method. The effective yield on these securities is based on the projected cash flows from each security, which is estimated based on the Company's observation of the then current information and events, where applicable, and will include assumptions related to interest rates, prepayment rates and the timing and amount of credit losses. On at least a quarterly basis, the Company reviews and, if appropriate, makes adjustments to its cash flow projections based on input and analysis received from external sources, internal models, and its judgment about interest rates, prepayment rates, the timing and amount of credit losses, and other factors. Where appropriate, the Company may include in its cash flow projections the U.S. Department of Justice's settlements with the major residential mortgage originators, regarding certain lending practices. Changes in cash flows from those originally projected, or from those estimated at the last evaluation, may result in a prospective change in the yield/interest income recognized on such securities. Actual maturities of the securities are affected by the contractual lives of the underlying collateral, periodic payments of scheduled principal, and prepayments of principal. Therefore, actual maturities of the securities will generally be shorter than stated contractual maturities.
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
Residential Whole-Loans
Interest income on the Company's Whole-Loan portfolio is recorded in accordance with ASC 835 using the effective interest method. Any amortization or accretion will be reflected as a component of "Interest income" in the Consolidated Statements of Operations.
Purchases and Sales of Investments
The Company accounts for a contract for the purchase or sale of securities, or other securities that do not yet exist on a trade date basis, which it intends to take possession and thus recognizes the acquisition or disposition of the securities at the inception of the contract.
Sales of investments are driven by the Company's portfolio management process. The Company seeks to mitigate risks including those associated with prepayments and will opportunistically rotate the portfolio into securities and/or other investments the Company's Manager believes have more favorable attributes. Strategies may also be employed to manage net capital gains, which need to be distributed for tax purposes. Realized gains or losses on sales of investments, including Agency Interest-Only Strips not characterized as derivatives, are a component of "Realized gain (loss) on sale of investments, net" in the Consolidated Statements of Operations, and are recorded at the time of disposition. Realized gains losses on Interest-Only Strips which are characterized as derivatives are a component of "Gain (loss) on derivative instruments, net" in the Consolidated Statements of Operations.
Foreign currency transactions
The Company has and expects to continue to enter into transactions denominated in foreign currency from time to time. At the date the transaction is recognized, the asset and/or liability will be measured and recorded using the exchange rate in effect at the date of the transaction. At each balance sheet date, such foreign currency assets and liabilities are re-measured using the exchange rate in effect at the date of the balance sheet, resulting in unrealized foreign currency gains or losses, which are recorded in "Other, net" in the Consolidated Statement of Operations.
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
Derivatives and hedging activities
Subject to maintaining its qualification as a REIT for U.S. federal income tax purposes, the Company utilizes derivative financial instruments, including interest rate swaps, interest rate swaptions, mortgage put options, currency forwards, futures contracts, TBAs and Agency and Non-Agency Interest-Only Strips to hedge the interest rate and currency risk associated with its portfolio and related borrowings. Derivatives, subject to REIT requirements, are used for hedging purposes rather than speculation. The Company has also entered into a total return swap, which transfers the total return of the referenced security to the Company. The Company determines the fair value of its derivative positions and obtains quotations from third parties, including the Chicago Mercantile Exchange or CME, to facilitate the process of determining such fair values. If the Company's hedging activities do not achieve the desired results, reported earnings may be adversely affected.
GAAP requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and to measure those instruments at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative. The fair value adjustment will affect either other comprehensive income in stockholders' equity until the hedged item is recognized in earnings or net income depending on whether the derivative instrument is designated and qualifies as a for hedge for accounting purposes and if so, the nature of the hedging activity. The Company elected not to apply hedge accounting for its derivative instruments. Accordingly, the Company records the change in fair value, of its derivative instruments, which includes net interest rate swap payments (including accrued amounts) and net currency payments/receipts (including accrued amounts) related to interest rate swaps and currency swaps, respectively in "Gain (loss) on derivative instruments, net" in its Consolidated Statements of Operations.
In the Company's Consolidated Statements of Cash Flows, premiums received or paid on termination of its interest rate swaps, excluding interest rate swaps containing an other-than-insignificant financing element and the unamortized premium of market agreed coupon ("MAC") interest rate swaps, are included in cash flows from operating activities. Notwithstanding the foregoing, proceeds and payments on settlement of swaptions, mortgage put options, futures contracts and TBAs are included in cash flows from investing activities. Proceeds and payments on settlement of forward contracts are reflected in cash flows from financing activities in the Company's Consolidated Statement of Cash Flows. While payments made at the time of entering MAC interest rate swaps are included in cash flows from investing activities, payments received by the Company upon entering MAC interest rate swaps are included in either cash flows from investing activities or cash flows from financing activities, depending on whether or not the derivative instrument includes an other-than-insignificant financing element. For MAC interest rate swaps containing an other-than-insignificant financing element, all cash flows over the life of the derivative are treated as cash flows from financing activities. Return and recovery of basis activity for MAC interest rate swaps is included in cash flows from investing activities for swaps not containing an other-than-insignificant financing element in the Company's Consolidated Statements of Cash Flows. For Agency and Non-Agency Interest-Only Strips accounted for as derivatives, the purchase, sale and recovery of basis activity is included with MBS and other securities under cash flows from investing activities in the Company's Consolidated Statements of Cash Flows.
The Company evaluates the terms and conditions of its holdings of Agency and Non-Agency Interest-Only Strips, interest rate swaptions, currency forwards, futures contracts and TBAs to determine if these instruments have the characteristics of an investment or should be considered a derivative under GAAP. In determining the classification of its holdings of Interest-Only Strips, the Company evaluates the securities to determine if the nature of the cash flows has been altered from that of the underlying mortgage collateral. Interest-Only Strips, for which the underlying mortgage collateral has been included into a structured security that alters the cash flows from the underlying mortgage collateral, are accounted for as derivatives. The carrying value of the Agency and Non-Agency Interest-Only Strips, accounted for as derivatives, is included in "Mortgage-backed securities and other securities, at fair value" in the Consolidated Balance Sheets. The carrying value of interest rate swaptions, currency forwards, futures contracts and TBAs is included in "Derivative assets, at fair value" or "Derivative liability, at fair value" in the Consolidated Balance Sheets. Interest earned or paid along with the change in fair value of these instruments accounted for as derivatives is recorded in "Gain (loss) on derivative instruments, net" in its Consolidated Statements of Operations

Western Asset Mortgage Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(in thousands—except share and per share data)

The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. An embedded derivative is separated from the host contact and accounted for separately when all of the guidance criteria are met. Hybrid instruments that are remeasured at fair value through earnings, including the fair value option are not bifurcated. Derivative instruments, including derivative instruments accounted for as liabilities, are recorded at fair value and are re-valued at each reporting date, with changes in the fair value together with interest earned or paid (including accrued amounts) reported in "Gain (loss) on derivative instruments, net" in the Consolidated Statements of Operations.
Repurchase agreements and Reverse Repurchase agreements
Investments sold under repurchase agreements are treated as collateralized financing transactions, unless they meet sales treatment. Securities financed through a repurchase agreement remain in the Company's Consolidated Balance Sheets as assets and cash received from the lender is recorded in the Company's Consolidated Balance Sheets as a liability. Interest payable in accordance with repurchase agreements is recorded as "Accrued interest payable" in the Consolidated Balance Sheets. Interest paid (including accrued amounts) in accordance with repurchase agreements was recorded as interest expense.
The Company may borrow securities under reverse repurchase agreements to deliver a security owned and sold by the Company but pledged to a different counterparty under a separate repurchase agreement when in the Manager's view terminating the outstanding repurchase agreement is not in the Company's best interest. Cash paid to the borrower is recorded in the Company's Consolidated Balance Sheets as an asset. Interest receivable in accordance with reverse repurchase agreements is recorded as accrued interest receivable in the Consolidated Balance Sheets. The Company reflects all proceeds on reverse repurchase agreement and repayment of reverse repurchase agreement, on a net basis in the Consolidated Statements of Cash Flows. Upon sale of a pledged security, the Company recognizes an obligation to return the borrowed security in the Consolidated Balance Sheet in "Due to counterparties". The Company establishes haircuts to ensure the market value of the underlying asset remains sufficient to protect the Company in the event of default by the counterparty. Realized gains and losses associated with the sale of the security are recognized in "Realized gain (loss) on sale of investments, net" in the Consolidated Statement of Cash Flows.
Securitized debt
Securitized debt was issued at par by a consolidated securitization trust. The Company has chosen to make the fair value election pursuant to ASC 825 for the debt. The debt is recorded at fair value in the Consolidated Balance Sheets with the periodic change in fair value recorded in current period earnings in the Consolidated Statements of Operations as a component of "Unrealized gain (loss), net".
Share-based compensation
The Company accounts for share-based compensation to its independent directors, to any employee, to its Manager and to employees of its Manager and its affiliates using the fair value based methodology prescribed by GAAP. Compensation cost related to restricted common stock issued to the Company's independent directors and any employee of the Company including any such restricted stock which is subject to a deferred compensation program, and any employee of the Company is measured at its fair value at the grant date, and amortized into expense over the service period on a straight-line basis. Compensation cost related to restricted common stock issued to the Manager and to employees of the Manager, including officers and certain directors, of the Company who are employees of the Manager and its affiliates is initially measured at fair value at the grant date, and amortized into expense over the vesting period on a straight-line basis and re-measured on subsequent dates to the extent the awards are unvested.
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
Income taxes
The Company operates and has elected to be taxed as a REIT commencing with its taxable year ended December 31, 2012. Accordingly, the Company will generally not be subject to corporate U.S. federal or state income tax to the extent that the Company makes qualifying distributions to stockholders, and provided that the Company satisfies, on a continuing basis, through actual investment and operating results, the REIT requirements including certain asset, income, distribution and stock ownership

Western Asset Mortgage Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(in thousands—except share and per share data)

tests. If the Company fails to qualify as a REIT, and does not qualify for certain statutory relief provisions, the Company will be subject to U.S. federal, state and local income taxes and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year in which the Company lost its REIT qualification. Accordingly, the failure to qualify as a REIT could have a material adverse impact in the Company's results of operations and amounts available for distribution to stockholders.
The dividends paid deduction for qualifying dividends paid to stockholders is computed using the Company's taxable income as opposed to net income reported in the Consolidated Statements of Operations. Taxable income, generally, will differ from net income reported in the Consolidated Statements of Operations because the determination of taxable income is based on tax regulations and not GAAP.
The Company may create and elect to treat certain subsidiaries as Taxable REIT Subsidiaries ("TRS"). In general, a TRS may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business. A domestic TRS is subject to U.S. federal, state and local corporate income taxes, and for 2016 its value may not exceed 25% of the value of the Company; however, commencing in taxable year 2018 its value may not exceed 20% of the value of the Company. If the TRS generates net income it may declare dividends to the Company, which will be included in the Company's taxable income and necessitate a distribution to its stockholders. Conversely, if the Company retains earnings at the TRS level, no distribution is required and it can increase book equity of the consolidated entity. As of December 31, 2016, the Company has a single wholly-owned subsidiary which it has elected to treat as a domestic TRS.
Current and deferred taxes are recorded on earnings (losses) recognized by the Company's TRS. Deferred income tax assets and liabilities are calculated based upon temporary differences between the Company's U.S. GAAP consolidated financial statements and the federal and state basis of assets and liabilities as of the Consolidated Balance Sheets date. The Company evaluates the realizability of its deferred tax assets and recognizes a valuation allowance if, based on available evidence, it is more likely than not that some or all of its deferred tax assets will not be realized. In evaluating the realizability of the deferred tax asset, the Company will consider the expected future taxable income, existing and projected book to tax differences as well as tax planning strategies. This analysis is inherently subjective, as it is based on forecasted earning and business and economic activity. Changes in estimates of deferred tax asset realizability, if any, are included in "Income tax provision (benefit)" in the Consolidated Statements of Operations.

As a REIT, if the Company fails to distribute in any calendar year (subject to specific timing rules for certain dividends paid in January) at least the sum of (i) 85% of its ordinary income for such year, (ii) 95% of its capital gain net income for such year, and (iii) any undistributed taxable income from the prior year, the Company would be subject to a non-deductible 4% excise tax on the excess of such required distribution over the sum of (i) the amounts actually distributed and (ii) the amounts of income retained and on which the Company has paid corporate income tax.
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
Accounting Standards to be Adopted in Future Periods
In May 2014, the FASB issued ASU 2014-9, “Revenue from Contracts with Customers (Topic 606).” The guidance changes an entity’s recognition of revenue from contracts with customers.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  In addition, the new guidance requires improved disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In March 2016, the FASB issued implementation guidance which clarifies principal versus agent considerations in reporting revenue gross versus net (ASU 2016-8). In April 2016, the FASB issued implementation guidance which clarifies the identification of performance obligations (ASU 2016-10). In May 2016, the FASB

Western Asset Mortgage Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(in thousands—except share and per share data)

issued amendments that affect only the narrow aspects of Topic 606 (ASU2016-12). In applying the new guidance, an entity may use either a retrospective approach to each prior reporting period or a retrospective approach with the cumulative effect recognized at the date of initial application. For a public company, the standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is not permitted for a public entity. The Company is evaluating the new guidance and does not expect it to have a material impact on the Company’s consolidated financial statements. The Company has not yet determined the method by which it will adopt the standard in 2017.

In January 2016, the FASB issued ASU 2016-1, “Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The guidance improves certain aspects of recognition, measurement, presentation, and disclosure of financial instruments.  The standard is effective for a public company for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years.   The Company is currently assessing the impact that this guidance will have on its consolidated financial statements when adopted. It will apply the guidance by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption.  The guidance related to equity securities without readily determinable fair values will be applied prospectively to equity investments that exist at the date of adoption.

In March 2016, the FASB issued ASU 2016-9, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The guidance changes the accounting for certain aspects of share-based payments to employees. The guidance requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid in capital pools. The guidance also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis.  For a public company, the standard is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period.   The Company does not have direct employees and is externally managed; therefore, the adoption of this guidance will not have a material impact on its consolidated financial statements.

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

 In November 2016, FASB issued ASU 2016-18 "Statement of Cash Flows (Topic 230): Restricted Cash, a consensus of the FASB's Emerging Issues Task Force." The guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents as well as disclose information about the nature of the restrictions on its cash and cash equivalents. For public business entities, the guidance is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The guidance should be applied using a retrospective transition method to each period presented. The Company is currently assessing the impact that this guidance will have on its consolidated financial statements when adopted.

Note 3—Fair Value of Financial Instruments
The following tables present the Company's financial instruments carried at fair value as of December 31, 2016 and December 31, 2015, based upon the valuation hierarchy (dollars in thousands):

	December 31, 2016
	Fair Value
Assets	Level I	Level II	Level III	Total
Agency RMBS:
20-Year mortgage	$—	$498,470	$—	$498,470
30-Year mortgage	—	935,207	—	935,207
Agency RMBS Interest-Only Strips	—	19,790	—	19,790
Agency RMBS Interest-Only Strips accounted for as derivatives, included in MBS	—	16,503	—	16,503
Agency CMBS	—	290,605	73,059	363,664
Agency CMBS Interest-Only Strips	—	231	—	231
Agency CMBS Interest-Only Strips accounted for as derivatives, included in MBS	—	7,729	—	7,729
Subtotal Agency MBS	—	1,768,535	73,059	1,841,594

Non-Agency RMBS	—	240,422	619	241,041
Non-Agency RMBS Interest-Only Strips	—	—	64,116	64,116
Non-Agency RMBS Interest-Only Strips accounted for as derivatives, included in MBS	—	—	3,085	3,085
Non-Agency CMBS	—	351,163	7,756	358,919
Subtotal Non-Agency MBS	—	591,585	75,576	667,161

Other securities	—	36,406	31,356	67,762
Total mortgage-backed securities and other securities	—	2,396,526	179,991	2,576,517

Residential Whole-Loans	—	—	192,136	192,136
Securitized commercial loan	—	—	24,225	24,225
Derivative assets	71	20,500	—	20,571
Total Assets	$71	$2,417,026	$396,352	$2,813,449

Liabilities
Derivative liabilities	$2,487	$177,998	$1,673	$182,158
Securitized debt	—	—	10,659	10,659
Total Liabilities	$2,487	$177,998	$12,332	$192,817

	December 31, 2015
	Fair Value
Assets	Level I	Level II	Level III	Total
Agency RMBS:
20-Year mortgage	$—	$687,272	$—	$687,272
30-Year mortgage	—	926,459	—	926,459
Agency RMBS Interest-Only Strips	—	71,954	—	71,954
Agency RMBS Interest-Only Strips accounted for as derivatives, included in MBS	—	45,362	—	45,362
Agency CMBS	—	—	24,690	24,690
Agency CMBS Interest-Only Strips	—	2,113	—	2,113
Agency CMBS Interest-Only Strips accounted for as derivatives, included in MBS	—	11,069	—	11,069
Subtotal Agency MBS	—	1,744,229	24,690	1,768,919

Non-Agency RMBS	—	278,885	166,564	445,449
Non-Agency RMBS Interest-Only Strips	—	—	81,189	81,189
Non-Agency RMBS Interest-Only Strips accounted for as derivatives, included in MBS	—	—	3,556	3,556
Non-Agency CMBS	—	332,574	118,341	450,915
Subtotal Non-Agency MBS	—	611,459	369,650	981,109

Other securities	—	29,103	71,996	101,099
Total mortgage-backed securities and other securities	—	2,384,791	466,336	2,851,127

Residential Whole-Loans	—	—	218,538	218,538
Securitized commercial loan	—	—	25,000	25,000
Derivative assets	63	21,852	—	21,915
Total Assets	$63	$2,406,643	$709,874	$3,116,580

Liabilities
Derivative liabilities	$698	$179,479	$—	$180,177
Securitized debt	—	—	11,000	11,000
Total Liabilities	$698	$179,479	$11,000	$191,177
When available, the Company uses quoted market prices to determine the fair value of an asset or liability. If quoted market prices are not available, the Company will use independent pricing services and if the independent pricing service cannot price a particular asset or liability, the Company will obtain third party broker quotes. The Manager's pricing group, which functions independently from its portfolio management personnel, reviews the third party broker quotes by comparing the broker quotes for reasonableness to alternate sources when available. If independent pricing service, or third party broker quotes are not available, the Company determines the fair value of the securities using valuation techniques that use, when possible, current market-based or independently-sourced market parameters, such as interest rates and when applicable, estimates of prepayments and credit losses.
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
Values for the Company's securities are based upon prices obtained from independent third party pricing services. The valuation methodology of the third party pricing services incorporates a commonly used market pricing method. Depending on the type of asset and the underlying collateral, the primary inputs to the model include yields for TBAs, Agency RMBS, the U.S. Treasury market and floating rate indices such as LIBOR, the Constant Maturity Treasury rate and the prime rate as a benchmark yield. In addition, the model may incorporate the current weighted average maturity and additional pool level information such as prepayment speeds, default frequencies and default severities, if applicable. When the third party pricing service cannot adequately price a particular security, the Company utilizes a broker's quote which is reviewed for reasonableness by the Manager's pricing group.
Residential Whole-Loans
Values for the Company's residential whole-loans are based upon prices obtained from an independent third party pricing service that specializes in whole-loans, utilizing a trade based valuation model. Their valuation methodology incorporates commonly used market pricing methods, including loan to value ("LTV"), debt to income, maturity, interest rates, collateral location, and unpaid principal balance, prepayment penalties, FICO scores, lien position and times late. Due to the inherent uncertainty of such valuation, the fair values established for residential loans held by the Company may differ from the fair values that would have been established if a readily available market existed for these loans. Accordingly, the Company's loans are classified as Level III.
Securitized commercial loan and securitized debt
Values for the Company's securitized commercial loan and securitized debt are based on which fair value is more observable. Since there is an extremely limited market for the securitized commercial loan, the Company determined the fair value of the securitized debt was more observable. The fair value of the securitized debt was based upon a third party broker quote, which is validated by the Manager's pricing group. Due to the inherent uncertainty of such valuation the Company classifies its securitized commercial loan and securitized debt as Level III.
Derivatives
Values for the Company's derivatives are based upon prices from third party pricing services, whose pricing is subject to review by the Manager's pricing committee. In valuing its over-the-counter interest rate derivatives, such as swaps and swaptions, and its currency derivatives, such as swaps and forwards and credit derivatives such as total return swaps, the Company considers the creditworthiness of both the Company and its counterparties, along with collateral provisions contained in each derivative agreement, from the perspective of both the Company and its counterparties. The majority of the Company's interest rate swaps are cleared through a central clearing house and subject to the clearing house margin requirements. The Company's agreements with its derivative counterparties also contain netting provisions; however the Company has elected to report its interest rate swaps and swaptions and currency swaps and forwards on a gross basis. No credit valuation adjustment was made in determining the fair value of interest rate and/or currency derivatives for the years ended December 31, 2016 and December 31, 2015.
The Company performs quarterly reviews of the independent third party pricing data. These reviews may consist of a review of the daily change in the prices provided by the independent pricing vendor which exceed established tolerances or comparisons to executed transaction prices, utilizing the Manager's pricing group. The Manager's pricing group, which functions independently from its portfolio management personnel, reviews the price differences or changes in price by comparing the vendor price to alternate sources including other independent pricing services or broker quotations. If the price change or difference cannot be corroborated, the Manager's pricing group consults with the portfolio management team for market color in reviewing such pricing data as warranted. To the extent that the Manager has information, typically in the form of broker quotations that would indicate that a price received from the independent pricing service is outside of a tolerance range, the Manager generally challenges the independent pricing service price.
The following tables present additional information about the Company's financial instruments which are measured at fair value on a recurring basis for which the Company has utilized Level III inputs to determine fair value:

	Year ended December 31, 2016
$ in thousands	Mortgage-backed securities and other securities	Residential Whole-Loans	Securitized commercial loan	Securitized debt	Derivative liability
Beginning balance	$466,336	$218,538	$25,000	$11,000	$—
Transfers into Level III from Level II	—	—	—	—	—
Transfers from Level III into Level II	(220,887)	—	—	—	—
Purchases	72,736	28,226	—	—	—
Sales and settlements	(88,562)	—	—	—	(38)
Principal repayments	(17,698)	(52,573)	—	—	—
Total net gains/losses included in net income
Realized gains/(losses), net	(9,356)	—	—	—	38
Other loss on Mortgage-backed securities	(6,737)	—	—	—	—
Unrealized gains/(losses), net on assets(1)	(5,545)	(42)	(775)	—	—
Unrealized (gains)/losses, net on liabilities(2)	—	—	—	(341)	1,673
Premium and discount amortization, net	(10,296)	(2,013)	—	—	—
Ending balance	$179,991	$192,136	$24,225	$10,659	$1,673

(1)
For Mortgage-backed securities and other securities, Residential Whole-Loans and Securitized commercial loan classified as Level III at December 31, 2016, the Company recorded gross unrealized gains of approximately $1.3 million, $1.2 million and $0 and gross unrealized losses of approximately $7.6 million, $663 thousand and $775 thousand, respectively. These gains and losses are included in "Unrealized gain (loss), net" in the Consolidated Statements of Operations.

(2)
For securitized debt and derivative liability classified as Level III at December 31, 2016, the Company recorded gross unrealized gains of $341 thousand and $0 and gross unrealized losses of $0 and $1.7 million, respectively. These gains and losses are included in "Unrealized gain (loss), net" in the Consolidated Statements of Operations.

	Year ended December 31, 2015
$ in thousands	Mortgage-backed securities and other securities	Residential Whole-Loans	Securitized commercial loan	Securitized debt
Beginning balance	$343,891	$7,220	$—	$—
Transfers into Level III from Level II	104,748	—	—	—
Transfers from Level III into Level II	(42,952)	—	—	—
Purchases	179,546	217,325	25,000	11,000
Sales and settlements	(88,574)	—	—	—
Principal repayments	(11,880)	(8,674)	—	—
Total net gains / (losses) included in net income
Realized gains/(losses), net	4,314	—	—	—
Other loss on Mortgage-backed securities	(7,552)	—	—	—
Unrealized gains/(losses), net(1)	(7,386)	3,548	—	—
Premium and discount amortization, net	(7,819)	(881)	—	—
Ending balance	$466,336	$218,538	$25,000	$11,000

(1)
For Mortgage-backed securities and other securities and Residential Whole-Loans classified as Level III at December 31, 2015, the Company recorded gross unrealized gains of approximately $7.3 million and $3.6 million and gross unrealized losses of approximately

$13.4 million and $8 thousand, respectively. These gains and losses are included in "Unrealized gain (loss), net" in the Consolidated Statements of Operations.
Transfers between hierarchy levels during operations for the years ended December 31, 2016 and December 31, 2015 were based on the availability of sufficient observable inputs to meet Level II versus Level III criteria. The leveling of these assets was based on information received from a third party pricing service which, along with the back-testing of historical sales transactions performed by the Manager provided the sufficient observable data for the movement from Level III to Level II. The Company did not have transfers between Level I and Level II for the years ended December 31, 2016 and December 31, 2015.
Other Fair Value Disclosures
"Due from counterparties" and "Due to counterparties" in the Company's Consolidated Balance Sheets are reflected at cost which approximates fair value.
The fair value of the repurchase agreements is based on a net present value technique. This method discounts future estimated cash flows using rates the Company determined best estimates current market interest rates that would be offered for loans with similar characteristics and credit quality. The use of different market assumptions or estimation methodologies could have a material effect on the fair value amounts. At December 31, 2016, the Company's borrowings under repurchase agreements had a carrying value of approximately $2.2 billion which approximates its fair value. Inputs used to arrive at the fair value of the repurchase agreement borrowings and receivables under reverse repurchase agreements are generally observable, and therefore, they would be considered a Level II fair value measurement.
Note 4 - Mortgage-Backed Securities and other securities
The following tables present certain information about the Company's investment portfolio at December 31, 2016 and December 31, 2015 (dollars in thousands).

	December 31, 2016
	Principal Balance	Unamortized Premium (Discount), net	Discount Designated as Credit Reserve and OTTI	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Net Weighted Average Coupon(1)
Agency RMBS:
20-Year mortgage	$470,975	$25,741	$—	$496,716	$3,689	$(1,935)	$498,470	3.9%
30-Year mortgage	878,599	63,608	—	942,207	5,209	(12,209)	935,207	4.1%
Agency RMBS Interest-Only Strips(2)	N/A	N/A	N/A	18,810	1,301	(321)	19,790	3.0%	(2)
Agency RMBS Interest-Only Strips, accounted for as derivatives(2)(3)	N/A	N/A	N/A	N/A	N/A	N/A	16,503	3.2%	(2)
Agency CMBS	377,286	(15,383)	—	361,903	2,021	(260)	363,664	2.6%
Agency CMBS Interest-Only Strips(2)	N/A	N/A	N/A	210	21	—	231	4.3%	(2)
Agency CMBS Interest-Only Strips, accounted for as derivatives(2)(3)	N/A	N/A	N/A	N/A	N/A	N/A	7,729	0.6%	(2)
Subtotal Agency MBS	1,726,860	73,966	—	1,819,846	12,241	(14,725)	1,841,594	3.3%

Non-Agency RMBS	340,759	(294)	(108,399)	232,066	11,210	(2,235)	241,041	4.5%
Non-Agency RMBS Interest- Only Strips(2)	N/A	N/A	N/A	55,754	8,362	—	64,116	5.6%	(2)
Non-Agency RMBS Interest-Only Strips, accounted for as derivatives(2)(3)	N/A	N/A	N/A	N/A	N/A	N/A	3,085	4.6%	(2)
Non-Agency CMBS	473,024	(69,436)	(17,787)	385,801	3,164	(30,046)	358,919	5.0%
Subtotal Non-Agency MBS	813,783	(69,730)	(126,186)	673,621	22,736	(32,281)	667,161	5.0%

Other securities(4)	44,838	4,435	(4,298)	68,085	1,271	(1,594)	67,762	8.2%
Total	$2,585,481	$8,671	$(130,484)	$2,561,552	$36,248	$(48,600)	$2,576,517	3.9%

	December 31, 2015
	Principal Balance	Unamortized Premium (Discount), net	Discount Designated as Credit Reserve and OTTI	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Net Weighted Average Coupon(1)
Agency RMBS:
20-Year mortgage	$645,313	$35,216	$—	$680,529	$8,562	$(1,819)	$687,272	3.9%
30-Year mortgage	856,014	71,342	—	927,356	10,827	(11,724)	926,459	4.2%
Agency RMBS Interest-Only Strips(2)	N/A	N/A	N/A	71,632	2,499	(2,177)	71,954	3.1%	(2)
Agency RMBS Interest-Only Strips, accounted for as derivatives(2)(3)	N/A	N/A	N/A	N/A	N/A	N/A	45,362	3.6%	(2)
Agency CMBS	24,450	—	—	24,450	240	—	24,690	5.2%
Agency CMBS Interest-Only Strips(2)	N/A	N/A	N/A	1,915	198	—	2,113	4.7%	(2)
Agency CMBS Interest-Only Strips, accounted for as derivatives(2)(3)	N/A	N/A	N/A	N/A	N/A	N/A	11,069	0.7%	(2)
Subtotal Agency MBS	1,525,777	106,558	—	1,705,882	22,326	(15,720)	1,768,919	3.5%

Non-Agency RMBS	601,233	(16,669)	(141,014)	443,550	9,345	(7,446)	445,449	3.7%
Non-Agency RMBS Interest- Only Strips(2)	N/A	N/A	N/A	66,600	14,589	—	81,189	5.9%	(2)
Non- Agency RMBS Interest-Only Strips, accounted for as derivatives(2)(3)	N/A	N/A	N/A	N/A	N/A	N/A	3,556	5.0%	(2)
Non-Agency CMBS	550,901	(73,835)	(9,017)	468,049	4,049	(21,183)	450,915	5.0%
Subtotal Non-Agency MBS	1,152,134	(90,504)	(150,031)	978,199	27,983	(28,629)	981,109	4.7%

Other securities(4)	81,518	1,135	(2,719)	102,778	1,233	(2,912)	101,099	4.8%
Total	$2,759,429	$17,189	$(152,750)	$2,786,859	$51,542	$(47,261)	$2,851,127	3.9%

(1)	Net weighted average coupon as of December 31, 2016 and December 31, 2015 is presented, net of servicing and other fees.

(2)
Agency RMBS IOs and IIOs, Non-Agency RMBS IOs and IIOs, Agency RMBS IOs and IIOs, accounted for as derivatives, Non-Agency RMBS IOs and IIOs, accounted for as derivatives, Agency CMBS IOs and IIOs, and Agency CMBS IOs and IIOs, accounted for as derivatives have no principal balances and bear interest based on a notional balance. The notional balance is used solely to determine interest distributions on interest-only class of securities. At December 31, 2016, the notional balance for Agency RMBS IOs and IIOs, Non-Agency RMBS IOs and IIOs, Agency RMBS IOs and IIOs, accounted for as derivatives, Non-Agency RMBS IOs and IIOs, accounted for as derivatives, Agency CMBS IOs and IIOs, accounted for as derivatives and Agency CMBS IOs and IIOs was $201.6 million, $278.4 million, $188.1 million, $20.7 million, $221.8 million and $32.8 million, respectively. At December 31, 2015, the notional balance for Agency RMBS IOs and IIOs, Non-Agency RMBS IOs and IIOs, Agency RMBS IOs and IIOS, accounted for as derivatives, Non-Agency RMBS IOs and IIOs, accounted for as derivatives, Agency CMBS IOs and IIOs, accounted for as derivatives and Agency CMBS IOs and IIOs was $593.4 million, $321.0 million, $384.1 million, $24.9 million, $246.6 million and $43.2 million, respectively.

(3)	Interest on these securities is reported as a component of "Gain (loss) on derivative instruments, net" in the Consolidated Statements of Operations.

(4)
Other securities include residual interests in asset-backed securities which have no principal balance and an amortized cost of approximately $23.1 million and $22.8 million, as of December 31, 2016 and December 31, 2015, respectively.

As of each of December 31, 2016 and December 31, 2015, the weighted average expected remaining term of the MBS and other securities investment portfolio was 7.1 years.
The following tables present the changes in the components of the Company's purchase discount and amortizable premium on its Non-Agency RMBS, Non-Agency CMBS and other securities for the years ended December 31, 2016, December 31, 2015 and December 31, 2014 (dollars in thousands):

	Year ended December 31, 2016			Year ended December 31, 2015			Year ended December 31, 2014
	Discount Designated as Credit Reserve and OTTI	Accretable Discount(1)	Amortizable Premium(1)	Discount Designated as Credit Reserve and OTTI	Accretable Discount(1)	Amortizable Premium(1)	Discount Designated as Credit Reserve and OTTI	Accretable Discount(1)	Amortizable Premium(1)
Beginning balance	$(152,750)	$(145,532)	$56,163	$(182,007)	$(105,804)	$82,228	$(79,898)	$(71,295)	$20,625
Securities previously accounted for as linked transactions(2)	—	—	—	(2,320)	(1,393)	4,587	—	—	—
Accretion of discount	—	17,431	—	—	18,465	—	—	17,174	—
Amortization of premium	—	—	(5,470)	—	—	(9,025)	—	—	(9,135)
Realized credit losses	7,697	—	—	9,534	—	—	5,175	—	—
Purchases	(15,792)	(2,945)	5,266	(38,634)	(96,380)	18,544	(163,082)	(117,396)	92,667
Sales	39,117	35,605	(12,156)	60,747	44,232	(30,054)	46,848	73,345	(26,598)
Net impairment losses recognized in earnings	(22,413)	—	—	(14,839)	—	—	(11,959)	—	—
Unlinking of Linked Transactions	—	—	—	—	—	—	(13,889)	(297)	32,132
Transfers/release of credit reserve(3)	13,657	(14,381)	724	14,769	(4,652)	(10,117)	34,798	(7,335)	(27,463)
Ending balance	$(130,484)	$(109,822)	$44,527	$(152,750)	$(145,532)	$56,163	$(182,007)	$(105,804)	$82,228

(1)	Together with coupon interest, accretable purchase discount and amortizable premium is recognized as interest income over the life of the security.

(2)	Resulting from the implementation of guidance issued by the FASB which eliminated the requirement to account for certain financial instruments as linked transactions.

(3)	Subsequent reductions of a security's non-accretable discount results in a corresponding reduction in its amortizable premium.

The following tables present the fair value and contractual maturities of the Company's investment securities at December 31, 2016 and December 31, 2015 (dollars in thousands):

	December 31, 2016
	< or equal to 10 years	> 10 years and < or equal to 20 years	> 20 years and < or equal to 30 years	> 30 years		Total
Agency RMBS:
20-Year mortgage	$—	$498,470	$—	$—		$498,470
30-Year mortgage	—	—	935,207	—		935,207
Agency RMBS Interest-Only Strips	499	10,434	8,857	—		19,790
Agency RMBS Interest-Only Strips, accounted for as derivatives	807	9,476	6,220	—		16,503
Agency CMBS	282,911	80,753	—	—		363,664
Agency CMBS Interest-Only Strips	231	—	—	—		231
Agency CMBS Interest-Only Strips, accounted for as derivatives	—	—	—	7,729	—	7,729
Subtotal Agency	284,448	599,133	950,284	7,729		1,841,594

Non-Agency RMBS	13	65,780	54,408	120,840		241,041
Non-Agency RMBS Interest-Only Strips	—	4,955	10,724	48,437		64,116
Non-Agency RMBS Interest-Only Strips, accounted for as derivatives	—	—	1,043	2,042		3,085
Non-Agency CMBS	15,865	37,998	134,941	170,115		358,919
Subtotal Non-Agency	15,878	108,733	201,116	341,434		667,161

Other securities	—	40,360	5,346	22,056		67,762
Total	$300,326	$748,226	$1,156,746	$371,219		$2,576,517

	December 31, 2015
	< or equal to 10 years	> 10 years and < or equal to 20 years	> 20 years and < or equal to 30 years	> 30 years	Total
Agency RMBS:
20-Year mortgage	$—	$687,272	$—	$—	$687,272
30-Year mortgage	—	—	926,459	—	926,459
Agency RMBS Interest-Only Strips	—	40,900	31,054	—	71,954
Agency RMBS Interest-Only Strips, accounted for as derivatives	1,310	10,081	33,971	—	45,362
Agency CMBS	24,690	—	—	—	24,690
Agency CMBS Interest-Only Strips	2,113	—	—	—	2,113
Agency CMBS Interest-Only Strips, accounted for as derivatives	—	—	—	11,069	11,069
Subtotal Agency	28,113	738,253	991,484	11,069	1,768,919

Non-Agency RMBS	15	86,172	59,502	299,760	445,449
Non-Agency RMBS Interest-Only Strips	—	—	20,639	60,550	81,189
Non-Agency RMBS Interest-Only Strips, accounted for as derivatives	—	—	1,248	2,308	3,556
Non-Agency CMBS	40,523	27,849	167,355	215,188	450,915
Subtotal Non-Agency	40,538	114,021	248,744	577,806	981,109

Other securities	29,102	11,088	39,256	21,653	101,099
Total	$97,753	$863,362	$1,279,484	$610,528	$2,851,127

The following tables present the gross unrealized losses and estimated fair value of the Company's MBS and other securities by length of time that such securities have been in a continuous unrealized loss position at December 31, 2016 and December 31, 2015 (dollars in thousands):

	December 31, 2016
	Less than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Agency RMBS:
20-Year mortgage	$142,749	$(1,935)	47	$—	$—	—	$142,749	$(1,935)	47
30-Year mortgage	432,949	(11,264)	54	22,586	(945)	13	455,535	(12,209)	67
Agency RMBS Interest-Only Strips	6,105	(227)	6	1,630	(94)	2	7,735	(321)	8
Agency CMBS	145,791	(260)	7	—	—	—	145,791	(260)	7
Subtotal Agency	727,594	(13,686)	114	24,216	(1,039)	15	751,810	(14,725)	129

Non-Agency RMBS	11,628	(50)	3	33,034	(2,185)	6	44,662	(2,235)	9
Non-Agency CMBS	59,529	(4,031)	17	208,288	(26,015)	47	267,817	(30,046)	64
Subtotal Non-Agency	71,157	(4,081)	20	241,322	(28,200)	53	312,479	(32,281)	73

Other securities	7,966	(415)	1	23,390	(1,179)	2	31,356	(1,594)	3
Total	$806,717	$(18,182)	135	$288,928	$(30,418)	70	$1,095,645	$(48,600)	205

	December 31, 2015
	Less than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Agency RMBS:
20-Year mortgage	$113,919	$(1,229)	35	$44,470	$(590)	10	$158,389	$(1,819)	45
30-Year mortgage	68,890	(1,325)	17	329,716	(10,399)	55	398,606	(11,724)	72
Agency RMBS Interest-Only Strips	39,091	(2,177)	18	—	—	—	39,091	(2,177)	18
Subtotal Agency	221,900	(4,731)	70	374,186	(10,989)	65	596,086	(15,720)	135

Non-Agency RMBS	234,897	(6,928)	36	19,656	(519)	5	254,553	(7,447)	41
Non-Agency CMBS	298,369	(19,888)	55	27,755	(1,294)	7	326,124	(21,182)	62
Subtotal Non-Agency	533,266	(26,816)	91	47,411	(1,813)	12	580,677	(28,629)	103

Other securities	59,610	(1,746)	5	11,334	(1,166)	1	70,944	(2,912)	6
Total	$814,776	$(33,293)	166	$432,931	$(13,968)	78	$1,247,707	$(47,261)	244
The Company identified 18 securities with an unpaid principal balance of $143.1 million which it intends to sell that were in an unrealized loss position at December 31, 2016, and as a result, the Company recognized an impairment charge of approximately $4.4 million on Agency RMBS which is included in "Other than temporary impairment".
The Company assesses its Agency MBS, Non-Agency MBS and other securities, excluding Interest-Only Strips, rated AA and higher at the time of purchase for other-than-temporary impairment on at least a quarterly basis. When the fair value of an investment is less than its amortized cost at the balance sheet date of the reporting period for which impairment is assessed, the impairment is designated as either "temporary" or "other-than-temporary." In deciding on whether or not a security is other-than-temporarily impaired, the Company considers several factors, including the nature of the investment, communications (if any) from the securitization trustee regarding the credit quality of the security, the severity and duration of the impairment, the cause of the impairment, and the Company's intent not to sell the security and that it is more likely than not that the Company will not be required to sell the security until recovery of its amortized cost. In addition, an other-than-temporary impairment is deemed to have occurred when there is an adverse change in the expected cash flows (principal or interest) to be received and the fair value of the security is less than its carrying amount. In determining whether an adverse change in cash flows occurred, the present value of the remaining cash flows, as estimated at the initial transaction date (or the last date previously revised), is compared to the present value of the expected cash flows at the current reporting date. The estimated cash flows reflect those a "market participant" would use and are discounted at a rate equal to the current yield used to accrete interest income. These adjustments are reflected in the Company's Consolidated Statements of Operations as "Other than temporary impairment".
For Non-Agency MBS and other securities rated below AA at the time of purchase and Agency and Non-Agency Interest-Only Strips, excluding Interest-Only Strips classified as derivatives, an other-than-temporary impairment is deemed to have occurred when there is an adverse change in the expected cash flows (principal or interest) to be received and the fair value of the beneficial interest is less than its carrying amount. Other than for "plain-vanilla" variable rate Non-Agency MBS, the Company does not bifurcate the loss between credit loss and loss attributed to change in interest rates, therefore, the entire loss is recorded as other-than-temporary. These adjustments are reflected in the Company's Consolidated Statements of Operations as "Other than temporary impairment". In determining whether an adverse change in cash flows occurred, the present value of the remaining cash flows, as estimated at the initial transaction date (or the last date previously revised), is compared to the present value of the expected cash flows at the current reporting date. The estimated cash flows reflect those a "market participant" would use and are discounted at a rate equal to the current yield used to accrete interest income. If an other-than-temporary impairment is recognized as a result of this analysis, the yield is maintained at the current accretion rate. The last revised estimated cash flows are then used for future impairment analysis purposes. The Company's prepayment speed estimate was the primary assumption used to determine other-than temporary-impairments for Interest-Only Strips, excluding Agency and Non-Agency Interest-Only Strips accounted for as derivatives, for the years ended December 31, 2016, December 31, 2015 and December 31, 2014.
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
The following table presents the OTTI the Company recorded on its securities portfolio (dollars in thousands):

	For the year ended December 31, 2016	For the year ended December 31, 2015	For the year ended December 31, 2014
Agency RMBS	$6,090	$4,005	$4,703
Non-Agency RMBS	9,511	9,216	11,293
Non-Agency CMBS	13,025	4,061	228
Other securities	3,660	2,509	790
Total	$32,286	$19,791	$17,014
The Company has made investments in certain Non-Agency RMBS inverse floaters. The coupon rate on these securities has an inverse relationship to a benchmark rate. When the benchmark interest rate increases the coupon payment rate will decrease because the benchmark interest rate is deducted from the coupon payment. The Company has generally purchased these securities at a premium. Accelerated prepayments on these securities could result in an economic loss, as the Company would not recover the upfront premium. The premiums are amortized into income using the effective interest rate method. As of December 31, 2016, December 31, 2015 and December 31, 2014, the Company held $62.3 million, $79.1 million and $93.9 million, respectively, in Non-Agency RMBS inverse floaters.
The following table presents components of interest income on the Company's MBS and other securities (dollars in thousands) for the three years ended December 31, 2016, December 31, 2015 and December 31, 2014, respectively:

	For the year ended December 31, 2016			For the year ended December 31, 2015			For the year ended December 31, 2014
	Coupon Interest	Net (Premium Amortization/ Amortization Basis) Discount Amortization	Interest Income	Coupon Interest	Net (Premium Amortization/ Amortization Basis) Discount Amortization	Interest Income	Coupon Interest	Net (Premium Amortization/ Amortization Basis) Discount Amortization	Interest Income
Agency RMBS	$70,467	$(24,836)	$45,631	$119,789	$(48,119)	$71,670	$152,967	$(57,120)	$95,847
Agency CMBS	2,619	(1,701)	918	3,600	(2,102)	1,498	1,610	(796)	814
Non-Agency RMBS	35,221	(5,243)	29,978	44,473	(8,008)	36,465	36,370	(3,313)	33,057
Non-Agency CMBS	24,893	7,431	32,324	26,562	3,687	30,249	14,284	361	14,645
Other securities	2,537	2,977	5,514	6,363	2,648	9,011	3,858	857	4,715
Total	$135,737	$(21,372)	$114,365	$200,787	$(51,894)	$148,893	$209,089	$(60,011)	$149,078

The following tables present the sales and realized gains (loss) of the Company's MBS and other securities (dollars in thousands) for the three years ended December 31, 2016, December 31, 2015 and December 31, 2014, respectively:

	For the year ended December 31, 2016
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Agency RMBS(1)	$1,239,350	$6,214	$(25,818)	$(19,604)
Agency CMBS	22,939	54	(66)	(12)
Non-Agency RMBS	177,996	6,470	(4,560)	1,910
Non-Agency CMBS	50,418	137	(5,810)	(5,673)
Other securities	764,711	3,496	(2,108)	1,388
Total	$2,255,414	$16,371	$(38,362)	$(21,991)

(1)	Excludes proceeds for Agency RMBS Interest-Only Strips, accounted for as derivatives, of approximately $18.5 million, gross realized gains of $1.9 million and gross realized losses of $595 thousand.

	For the year ended December 31, 2015
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Agency RMBS(1)	$1,293,120	$12,054	$(12,449)	$(395)
Non-Agency RMBS	233,257	11,066	(174)	10,892
Non-Agency CMBS	161,985	2,123	(171)	1,952
Other securities	851,714	1,188	(5,358)	(4,170)
Total	$2,540,076	$26,431	$(18,152)	$8,279

(1)
Excludes proceeds for Agency RMBS Interest-Only Strips, accounted for as derivatives, of approximately $7.3 million, gross realized gains of $626 thousand and gross realized losses of approximately $31 thousand.

	For the year ended December 31, 2014
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Agency RMBS(1)	$1,574,301	$11,134	$(39,353)	$(28,219)
Non-Agency RMBS	414,130	20,290	(993)	19,297
Non-Agency CMBS	168,535	2,007	(22)	1,985
Other securities	180,385	4,759	—	4,759
Total(2)	$2,337,351	$38,190	$(40,368)	$(2,178)

(1)
Excludes proceeds for Agency RMBS Interest-Only Strips, accounted for as derivatives, of approximately $34.2 million, gross realized gains of $439 thousand and gross realized losses of approximately $1.6 million.

(2)	Excludes proceeds for Agency CMBS Interest-Only Strips, accounted for as derivatives, of approximately $3.7 million, gross realized gains of $389 thousand and no gross realized losses.

Note 5—Variable Interest Entities
Residential Whole-Loan Trusts
The consolidated financial statements also include the consolidation of certain trusts that each meet the definition of a VIE related to the acquisition of Residential Whole-Loans in which the Company has determined itself to be the primary beneficiary of each such trust. The Company determined that it was the primary beneficiary of the two residential Whole-Loan trusts, which were merged into one trust during the first quarter of 2016, because it was involved in certain aspects of the design of each trust, has certain oversight rights on defaulted assets and has other significant decision making powers. In addition, the Company has the obligation to absorb losses and the right to receive benefits from the trust that could potentially be significant to the trust. The trust has issued a trust certificate to the Company which represents the beneficial interest in pools of Residential Whole-Loans held by the trust. As of December 31, 2016 and 2015, the Company financed the trust certificate with $154.4 million and $173.9 million, respectively, of repurchase borrowings, which is a liability held outside the trust. The Company classifies the underlying Residential Whole-Loans owned by the trust in "Residential Whole-Loans, at fair value" in the Consolidated Balance Sheets and has eliminated the intercompany trust certificate in consolidation.
Commercial Loan Trust
In November 2015, the Company acquired a $14.0 million interest in the trust certificate issued by CMSC Trust 2015—Longhouse MZ ("CMSC Trust"), with a fair value of $13.6 million at December 31, 2016 which is financed with $6.8 million of repurchase borrowings. The Company determined that CMSC Trust was a VIE and itself the primary beneficiary because it was involved in certain aspects of the design of the trust, has certain oversight rights on defaulted assets and has other significant decision making powers. In addition, the Company has the obligation to absorb losses and the right to receive benefits from the trust that could potentially be significant to the trust. The CMSC Trust holds a $25.0 million mezzanine loan collateralized by interests in commercial real estate. The mezzanine loan serves as collateral for the $25.0 million of trust certificates issued. As of December 31, 2016, the Company classified the mezzanine loan at fair value in "Securitized commercial loan, at fair value" in the Consolidated Balance Sheets. The $25.0 million of trust certificates, of which $14.0 million was eliminated in consolidation and the remaining $11.0 million held by an affiliate is carried at fair value of $10.7 million and classified as "Securitized debt, at fair value" in the Consolidated Balance Sheets.
The Company assesses modifications to VIEs on an ongoing basis to determine if a significant reconsideration event has occurred that would change the Company's initial consolidation assessment. The two consolidated trusts hold 475 performing Residential Whole-Loans and one performing commercial loan. The following table presents a summary of the assets and liabilities of the residential and commercial loan trusts included in the Consolidated Balance Sheets as of December 31, 2016 and December 31, 2015 (dollars in thousands):

	December 31, 2016	December 31, 2015
Residential Whole-Loans, at fair value	$192,136	$218,538
Securitized commercial loan, at fair value	24,225	25,000
Investment related receivable	1,241	—
Accrued interest receivable	1,622	1,836
Total assets	$219,224	$245,374
Securitized debt, at fair value	$10,659	$11,000
Accrued interest payable	85	85
Accounts payable and accrued expenses	2	2
Total liabilities	$10,746	$11,087
The Company's risk with respect to its investment in each trust is limited to its direct ownership in the trust. The Residential Whole-Loans and securitized commercial loan held by the consolidated trusts are held solely to satisfy the liabilities of the trust, and creditors of the trust have no recourse to the general credit of the Company for the trust certificates issued by the trusts. The assets of a consolidated trust can only be used to satisfy the obligations of that trust. The Company is not contractually required and has not provided any additional financial support to the trusts for the years ended December 31, 2016 and December 31, 2015. The Company did not deconsolidate any trusts during the year ended December 31, 2016.
The following table presents the components of the carrying value of Residential Whole-Loans and securitized commercial loan as of December 31, 2016 and December 31, 2015 (dollars in thousands):

	Residential Whole-Loans		Securitized Commercial Loan
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Principal balance	$187,765	$212,647	$25,000	$25,000
Unamortized premium	1,311	2,410	—	—
Unamortized discount	(539)	(161)	—	—
Gross unrealized gains	3,643	3,642	—	—
Gross unrealized losses	(44)	—	(775)	—
Fair value	$192,136	$218,538	$24,225	$25,000
The Residential Whole-Loans are comprised of non-qualifying, mostly adjustable rate mortgages with low loan to values (or "LTV's"). The following tables present certain information about the Company's Residential Whole-Loans investment portfolio at December 31, 2016 and December 31, 2015 (dollars in thousands):

December 31, 2016
			Weighted Average
Current Coupon Rate	Number of Loans	Principal Balance	Original LTV	Original FICO Score(1)	Expected Life (years)	Contractual Maturity (years)	Coupon Rate
3.01 - 4.00%	59	$23,318	54.8%	732	1.4	26.5	4.2%
4.01 - 5.00%	180	69,930	57.1%	728	1.5	27.3	4.6%
5.01 - 6.00%	231	91,440	55.5%	723	1.6	27.1	5.0%
6.01 - 7.00%	5	3,077	71.2%	738	1.3	21.1	6.3%
Total	475	$187,765	56.3%	726	1.5	27.0	4.8%

(1)
The original FICO score is not available for 153 loans with a principal balance of approximately $66.7 million at December 31, 2016. The Company has excluded these loans from the weighted average computations.

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

(1) The original FICO score is not available for 139 loans with a principal balance of approximately $58.7 million at December 31, 2015. The Company has excluded these loans from the weighted average computations.
The following table presents the geographic concentration of the collateral securing the Company's Residential Whole-Loans at December 31, 2016 and December 31, 2015, based on principal balance, is located (dollars in thousands):

	December 31, 2016		December 31, 2015
	State Concentration	Principal Balance	State Concentration	Principal Balance
California	85.2%	$159,955	83.1%	$176,611
Washington	5.6%	10,591	6.8%	14,442
Massachusetts	5.4%	10,161	5.6%	12,000
New York	2.4%	4,454	2.5%	5,399
Georgia	0.8%	1,492	0.9%	1,813
Other	0.6%	1,112	1.1%	2,382
Total	100.0%	$187,765	100.0%	$212,647
As of December 31, 2016, the aggregate fair value of the securitized debt issued by the consolidated VIE was $10.7 million and $11 million, respectively, which is classified as "Securitized debt, at fair value" in the Company's Consolidated Balance Sheets. The cost of financing the securitized debt is approximately 8.9% for the years ended December 31, 2016 and 2015.
Unconsolidated VIEs
The Company’s economic interests held in unconsolidated VIEs are limited in nature to those of a passive holder of RMBS and CMBS issued by securitization trusts; the Company was not involved in the design or creation of the securitization trusts which issued its investments in MBS. As of December 31, 2016, the Company had not consolidated for financial reporting purposes any securitization trusts in which the Company either does not have the power to direct the activities that most significantly impact the economic performance of such entities or its variable interest was insignificant to the overall securitization. Further, as of December 31, 2016, the Company had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

Note 6—Borrowings under Repurchase Agreements
Repurchase Agreements
As of December 31, 2016, the Company had master repurchase agreements with 27 counterparties. As of December 31, 2016, the Company had borrowings under repurchase agreements with 20 counterparties. The following tables summarize certain characteristics of the Company's repurchase agreements at December 31, 2016 and December 31, 2015 (dollars in thousands):

	December 31, 2016			December 31, 2015
Securities Pledged	Repurchase Agreement Borrowings	Weighted Average Interest Rate on Borrowings Outstanding at end of period	Weighted Average Remaining Maturity (days)	Repurchase Agreement Borrowings	Weighted Average Interest Rate on Borrowings Outstanding at end of period	Weighted Average Remaining Maturity (days)
Agency RMBS	$1,427,674	0.96%	38	$1,601,713	0.66%	41
Agency CMBS	56,365	1.07%	46	32,699	1.80%	21
Non-Agency RMBS	218,712	2.53%	28	380,177	1.91%	44
Non-Agency CMBS	255,656	2.55%	30	323,670	1.84%	37
Whole-loans(1)	161,181	2.91%	9	180,892	2.38%	26
Other securities	36,056	2.32%	17	66,650	2.33%	60
Repurchase agreements borrowings	2,155,644	1.48%	34	2,585,801	1.17%	38
Less unamortized debt issuance cost	—	N/A	N/A	134	N/A	N/A
Repurchase agreements borrowings, net	$2,155,644	1.48%	34	$2,585,667	1.17%	38

(1)
Whole-loans consist of Residential Whole-Loans and securitized commercial loan. Repurchase agreement borrowings on the Residential Whole-Loans and securitized commercial loan owned through trust certificates. The trust certificates are eliminated in consolidation.

For the years ended December 31, 2016 and December 31, 2015, the Company had average borrowings under its repurchase agreements of approximately $2.5 billion and $3.4 billion, respectively, and had a maximum month-end balance during the periods of approximately $3.1 billion and $4.0 billion, respectively. The Company had accrued interest payable at December 31, 2016 and December 31, 2015 of approximately $3.2 million and $3.0 million, respectively. In addition, at December 31, 2016, the Company had entered into repurchase agreement borrowings of approximately $193.7 million, which settled by January 6, 2017, with a weighted average interest rate of 1.36%, a weighted average contractual maturity of 52 days and secured by collateral of approximately $213.0 million. These borrowings are recorded as a liability in the Company's Consolidated Balance Sheets when settled.
The repurchase agreements bear interest at a contractually agreed-upon rate and typically have terms ranging from one month to three months. The Company's repurchase agreement borrowings are accounted for as secured borrowings when the Company maintains effective control of the financed assets. Under the repurchase agreements, the respective counterparties retain the right to determine the fair value of the underlying collateral. A reduction in the value of pledged assets requires the Company to post additional securities as collateral, pay down borrowings or establish cash margin accounts with the counterparties in order to re-establish the agreed-upon collateral requirements, and is referred to as a margin call. The inability of the Company to post adequate collateral for a margin call by a counterparty, in a timeframe as short as the close of the same business day, could result in a condition of default under the Company's repurchase agreements, thereby enabling the counterparty to liquidate the collateral pledged by the Company, which may have a material adverse effect on the Company's financial position, results of operations and cash flows. The Company may also rehypothecate pledged U.S. Treasury securities it receives from its repurchase agreement and interest rate swap counterparties as incremental collateral in order to increase the Company's cash position. At December 31, 2016 and December 31, 2015, the Company did not have any rehypothecated U.S. Treasury securities.
Volatility in the mortgage markets may create additional stress on the overall liquidity of the Company due to the long-term nature of its assets and the short-term nature of its liabilities. In an instance of severe volatility, or where the additional stress on liquidity resulting from volatility is sustained over an extended period of time, the Company could be required to sell assets, possibly even at a loss, to generate sufficient liquidity to satisfy collateral and margin requirements which could have a material adverse effect on the Company's financial position, results of operations and cash flows. The majority of the Company's repurchase agreement counterparties are either U.S. financial institutions or the U.S. broker-dealer subsidiaries of foreign financial institutions.
Further, if the Company is unable to renew, replace or expand repurchase financing with other sources of financing on substantially similar terms it may have a material adverse effect on the Company's financial position, results of operations and cash flow, due to the long term nature of the Company's investments and relatively short-term maturities of the Company's repurchase agreements. Certain of the repurchase agreements provide the counterparty with the right to terminate the agreement if the Company does not maintain certain equity and leverage metrics, the most restrictive of which include a limit on leverage based on the composition of the Company's portfolio. All the repurchase agreements with outstanding borrowings the Company was in compliance with the terms of such financial tests as of December 31, 2016.
At December 31, 2016 and December 31, 2015, repurchase agreements collateralized by investments had the following remaining maturities:

(dollars in thousands)	December 31, 2016	December 31, 2015
Overnight	$—	$—
1 to 29 days	1,386,971	1,335,119
30 to 59 days	167,642	362,940
60 to 89 days	601,031	847,781
90 to 119 days	—	—
Greater than or equal to 120 days	—	39,961
Total (1)	$2,155,644	$2,585,801

(1) Excludes unamortized debt issuance costs of $0 and $134 thousand at December 31, 2016 and December 31, 2015, respectively.
At December 31, 2016, the following table reflects amounts of collateral at risk under its repurchase agreements greater than 10% of the Company's equity with any counterparty (dollars in thousands):

	December 31, 2016
Counterparty	Amount of Collateral at Risk, at fair value	Weighted Average Remaining Maturity (days)	Percentage of Stockholders' Equity
Credit Suisse Securities (USA) LLC	$74,297	18	17.3%
RBC (Barbados) Trading Bank Corporation	56,429	40	13.1%

Collateral for Borrowings under Repurchase Agreements
The following table summarizes the Company's collateral positions, with respect to its borrowings under repurchase agreements at December 31, 2016 and December 31, 2015 (dollars in thousands):

	December 31, 2016			December 31, 2015
	Assets Pledged-Fair Value	Accrued Interest	Fair Value of Assets Pledged and Accrued Interest	Assets Pledged-Fair Value	Accrued Interest	Fair Value of Assets Pledged and Accrued Interest
Assets pledged for borrowings under repurchase agreements:
Agency RMBS	$1,465,384	$5,335	$1,470,719	$1,658,865	$7,366	$1,666,231
Agency CMBS	61,200	353	61,553	37,872	342	38,214
Non-Agency RMBS	308,165	682	308,847	530,110	1,053	531,163
Non-Agency CMBS	358,919	1,845	360,764	449,771	2,949	452,720
Whole-loans (1)	205,702	1,518	207,220	232,538	1,750	234,288
Other securities	67,762	57	67,819	101,099	270	101,369
Cash(2)	36,986	—	36,986	38,300	—	38,300
Total	$2,504,118	$9,790	$2,513,908	$3,048,555	$13,730	$3,062,285

(1)
Whole-loans which consists of residential Whole-Loans and securitized commercial loan owned through trust certificates are pledged as collateral. The trust certificates are eliminated upon consolidation.

(2)	Cash posted as collateral is included in "Due from counterparties" in the Company's Consolidated Balance Sheets.

A reduction in the value of pledged assets typically results in the repurchase agreement counterparties initiating a margin call. At December 31, 2016 and December 31, 2015, investments held by counterparties as security for repurchase agreements totaled approximately $2.5 billion and approximately $3.0 billion, respectively. Cash collateral held by repurchase agreement counterparties at December 31, 2016 and December 31, 2015 was approximately $37.0 million and $38.3 million, respectively. Cash posted by repurchase agreement counterparties at December 31, 2016 and December 31, 2015, was approximately $270 thousand and $550 thousand, respectively. In addition, at December 31, 2016 and December 31, 2015, the Company held securities with a fair value of $357 thousand and $0, respectively, received as collateral from its repurchase agreement counterparties to satisfy margin requirements. The Company has the ability to repledge collateral received from its repurchase counterparties.

Note 7—Derivative Instruments
The Company's derivatives may include interest rate swaps, interest rate swaptions, futures contracts, currency swaps and forwards, TBAs, Agency and Non-Agency Interest-Only Strips that are classified as derivatives, and total return swaps.
The following table summarizes the Company's derivative instruments at December 31, 2016 and December 31, 2015 (dollars in thousands):

			December 31, 2016			December 31, 2015
Derivative Instrument	Designation	Balance Sheet Location	Notional Amount	Fair Value(1)	Accrued Interest Payable (receivable)	Notional Amount	Fair Value(1)	Accrued Interest Payable (receivable)
Interest rate swaps, assets	Non-Hedge	Derivative assets, at fair value	$2,298,300	$20,466	$1,145	$2,808,700	$9,635	$1,287
Interest rate swaptions, assets	Non-Hedge	Derivative assets, at fair value	—	—	—	1,105,000	1,479	—
Futures contracts, asset	Non-Hedge	Derivative assets, at fair value	56,900	71	—	201,600	63	—
Foreign currency swaps, asset	Non-Hedge	Derivative assets, at fair value	—	—	—	25,160	7,168	(398)
Foreign currency forward contracts, asset	Non-Hedge	Derivative assets, at fair value	784	34	—	5,825	302	—
TBA securities, assets	Non-Hedge	Derivative assets, at fair value	—	—	—	1,650,000	3,268	—
Total derivative instruments, assets				20,571	1,145		21,915	889
Interest rate swaps, liability	Non-Hedge	Derivative liability, at fair value	5,046,300	(177,929)	3,054	5,631,800	(178,305)	7,875
Total return swap, liability	Non-Hedge	Derivative liability, at fair value	47,059	(1,673)	(94)	—	—	—
Futures contracts, liability	Non-Hedge	Derivative liability, at fair value	176,300	(2,487)	—	279,200	(698)	—
Foreign currency forward contracts, liability	Non-Hedge	Derivative liability, at fair value	1,532	(69)	—	7,671	(281)	—
TBA securities, liabilities	Non-Hedge	Derivative liability, at fair value	—	—	—	825,000	(893)	—
Total derivative instruments, liabilities				(182,158)	2,960		(180,177)	7,875
Total derivative instruments				$(161,587)	$4,105		$(158,262)	$8,764
(1) Fair Value excludes accrued interest.
The following tables summarize the effect of the Company's derivative positions, including Interest-Only Strips characterized as derivatives and TBAs, which are reported in "Gain (loss) on derivative instruments, net" in the Consolidated Statements of Operations for the years ended December 31, 2016, December 31, 2015 and December 31, 2014 (dollars in thousands):

Period End	Realized Gain (Loss), net	Contractual interest income(expense), net(1)	Return (Recovery) of Basis	Mark-to-market adjustments	Total
Year ended December 31, 2016
Interest rate swaps	$(33,999)	$(27,903)	$672	$11,013	$(50,217)
Interest rate swaptions	(1,035)	—	—	1,631	596
Interest-Only Strips—accounted for as derivatives	1,317	14,148	(11,438)	(4,726)	(699)
Options	4,756	—	—	—	4,756
Futures contracts	23,609	—	—	(1,781)	21,828
Foreign currency forwards	(66)	—	—	(56)	(122)
Foreign currency swaps	6,771	283	—	(7,168)	(114)
Total return swap	38	1,121	—	(1,673)	(514)
TBAs	6,126	—	—	(2,375)	3,751
Total	$7,517	$(12,351)	$(10,766)	$(5,135)	$(20,735)

Year ended December 31, 2015
Interest rate swaps	$23,680	$(20,366)	$1,250	$(68,843)	$(64,279)
Interest rate swaptions	(5,242)	—	—	(1,486)	(6,728)
Interest-Only Strips—accounted for as derivatives	595	21,872	(17,265)	(4,283)	919
Options	(711)	—	—	—	(711)
Futures contracts	(527)	—	—	105	(422)
Foreign currency forwards	(901)	—	—	323	(578)
Foreign currency swaps	—	795	—	3,311	4,106
TBAs	1,524	—	—	(2,726)	(1,202)
Total	$18,418	$2,301	$(16,015)	$(73,599)	$(68,895)

Year ended December 31, 2014
Interest rate swaps	$5,440	$(31,764)	$1,818	$(183,379)	$(207,885)
Interest rate swaptions	(3,606)	—	—	(1,697)	(5,303)
Interest-Only Strips—accounted for as derivatives	(753)	26,097	(18,868)	(2,136)	4,340
Options	(2,813)	—	—	—	(2,813)
Futures contracts	(16,495)	—	—	(740)	(17,235)
Foreign currency forwards	(1,759)	—	—	(303)	(2,062)
Foreign currency swaps	—	317	—	3,857	4,174
TBAs	40,015	—	—	6,273	46,288
Total	$20,029	$(5,350)	$(17,050)	$(178,125)	$(180,496)

(1)	Contractual interest income (expense), net on derivative instruments includes interest settlement paid or received.

At December 31, 2016 and December 31, 2015, the Company had cash pledged as collateral for its derivatives of approximately $206.6 million and approximately $211.3 million respectively, which is reported in "Due from counterparties" in the Consolidated Balance Sheets. The Company also held cash collateral against derivatives of approximately $470 thousand and $9.4 million at December 31, 2016 and December 31, 2015, respectively, which is reported in "Due to counterparties" in the Consolidated Balance Sheets.
Interest rate swaps and interest rate swaptions
The Company enters into interest rate swaps and interest rate swaptions to mitigate its exposure to higher short-term interest rates in connection with its repurchase agreements. Interest rate swaps generally involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the interest rate swap without exchange of the underlying notional amount. Notwithstanding the foregoing, in order to manage its hedge position with regard to its liabilities, the Company on occasion will enter into interest rate swaps which involve the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the interest rate swap without exchange of the underlying notional amount. The Company also enters into forward starting swaps and interest rate swaptions to help mitigate the effects of changes in interest rates on a portion of its borrowings under repurchase agreements. Interest rate swaptions provide the Company the option to enter into an interest rate swap agreement for a predetermined notional amount, stated term and pay and receive interest rates in the future. On occasion the Company may enter into a MAC interest rate swap in which it may receive or make a payment at the time of entering such interest rate swap to compensate for the out of the market nature of such interest rate swap. Similar to all other interest rate swaps, these interest rate swaps are also subject to margin requirements as previously described.
The Company has not elected to account for its interest rate swaps as "hedges" under GAAP, accordingly the change in fair value of the interest rate swaps not designated in hedging relationships are recorded together with periodic net interest settlement amounts in "Gain (loss) on derivatives instruments, net" in the Consolidated Statements of Operations.
Interest Rate Swaps
The following tables summarize the average fixed pay rate and average maturity for the Company's interest rate swaps as of December 31, 2016 and December 31, 2015 (dollars in thousands):

	December 31, 2016
Remaining Interest Rate Swap Term	Notional Amount	Fair Value—Asset (Liability), net	Average Fixed Pay Rate	Average Maturity (Years)	Forward Starting (1)
1 year or less	$105,900	$274	0.8%	0.8	—%
Greater than 1 year and less than 3 years	993,000	1,199	1.2	1.4	88.1%
Greater than 3 years and less than 5 years	1,861,700	(148)	1.9	3.9	36.5%
Greater than 5 years	1,701,600	(115,927)	3.1	10.5	6.5%
Total	$4,662,200	$(114,602)	2.1%	5.7	35.7%
(1) Represents the percentage of notional that is forward starting

	December 31, 2015
Remaining Interest Rate Swap Term	Notional Amount	Fair Value—Asset (Liability), net	Average Fixed Pay Rate	Average Maturity (Years)	Forward Starting(1)
1 year or less	$1,286,000	$163	0.6%	0.6	—%
Greater than 1 year and less than 3 years	1,131,800	(1,450)	1.1	1.4	—%
Greater than 3 years and less than 5 years	1,345,200	(22,705)	2.1	4.6	—%
Greater than 5 years	2,404,600	(131,744)	2.8	10.2	29.5%
Total	$6,167,600	$(155,736)	1.9%	5.4	11.5%
(1) Represents the percentage of notional that is forward starting

As of December 31, 2016 and December 31, 2015, the Company has entered into fixed pay forward starting swaps of approximately $1.7 billion and $710.0 million respectively, which have weighted average forward starting dates of 4.5 months and 8.6 months, respectively.
The following tables summarize the average variable pay rate and average maturity for the Company's interest rate swaps as of December 31, 2016 and December 31, 2015 (dollars in thousands):

	December 31, 2016
Remaining Interest Rate interest rate swap Term	Notional Amount	Fair Value—Asset (Liability), net	Average Variable Pay Rate	Average Maturity (Years)	Forward Starting
Greater than 3 years and less than 5 years	$1,811,400	$(24,112)	0.9%	3.7	—%
Greater than 5 years	871,000	(18,749)	0.9	12.3	—
Total	$2,682,400	$(42,861)	0.9%	6.5	—%

	December 31, 2015
Remaining Interest Rate interest rate swap Term	Notional Amount	Fair Value—Asset (Liability), net	Average Variable Pay Rate	Average Maturity (Years)	Forward Starting
Greater than 3 years and less than 5 years	$1,170,700	$(8,902)	0.4%	4.5	—%
Greater than 5 years	1,102,200	(4,032)	0.4	12.3	—
Total	$2,272,900	$(12,934)	0.4%	8.2	—%
The Company's agreements with certain of its bilateral interest rate swap counterparties may be terminated at the option of the counterparty, and settled at fair value, if the Company does not maintain certain equity and leverage metrics. The most restrictive of which contain provisions which become more restrictive based upon portfolio composition. Through December 31, 2016, the Company was in compliance with the terms of such financial tests.
Interest Rate Swaptions
At December 31, 2016, the Company did not hold any interest rate swaption positions. The following table presents the information related to the interest rate swaption positions held at December 31, 2015 (dollars in thousands):

	December 31, 2015
	Option		Underlying Swap
Fixed-Pay Rate for Underlying Swap	Fair Value	Weighted Average Months Until Option Expiration	Notional Amount	Weighted Average Swap Term (Years)
1.76 - 2.00%	$890	2.1	$400,000	5.0
2.01 - 2.25%	129	2.1	100,000	5.0
2.26 - 2.50%	1	5.8	105,000	1.0
	$1,020	2.7	$605,000	4.3
Variable-Pay Rate for Underlying Swap
1.26 - 1.50%	$459	2.1	$500,000	5.0
	$459	2.1	$500,000	5.0
Futures Contracts
The Company may enter into Eurodollar, Volatility Index and U.S. Treasury futures. As of December 31, 2016, the Company had entered into contracts to buy or long positions for U.S. Treasuries with a notional amount of $56.9 million, a fair value in an asset position of $71 thousand and an expiration date of March 2017. In addition, as of December 31, 2016, the Company had sale contracts or short positions for U.S. Treasuries with a notional amount of $176.3 million, a fair value in an liability position of $2.5 million and an expiration date of March 2017. As of December 31, 2015, the Company had entered into contracts to buy or long positions for U.S. Treasuries with a notional amount of $480.8 million, a fair value in a liability position of $635 thousand and an expiration date of March 2016.
Currency Swaps and Forwards
The Company has invested in and, in the future, may invest in additional securities which are denominated in a currency or currencies other than U.S. dollars. Similarly, it has and may in the future, finance such assets in a currency or currencies other than U.S. dollars. In order to mitigate the impact to the Company, the Company may enter into derivative financial instruments, including foreign currency swaps and foreign currency forwards, to manage fluctuations in the valuation between U.S. dollars and such foreign currencies. Foreign currency swaps involve the payment of a foreign currency at fixed interest rate on a fixed notional amount and the receipt of U.S. dollars at a fixed interest rate on a fixed notional amount. Foreign currency forwards provide for the payment of a fixed amount of a foreign currency in exchange for a fixed amount of U.S. dollars at a date certain in the future. The carrying value of foreign currency swaps and forwards is included in "Derivative assets, at fair value" and "Derivative liability, at fair value" in the Consolidated Balance Sheets with changes in valuation included in "Gain (loss) on derivative instruments, net" in the Consolidated Statements of Operations. The following is a summary of the Company's foreign currency forwards at December 31, 2016 and December 31, 2015 (dollars and euros in thousands):

	December 31, 2016
Derivative Type	Notional Amount	Notional (USD Equivalent)	Maturity	Fair Value
Buy USD/Sell EUR currency forward	€710	$784	January 2017	$34
Currency forwards, assets	€710	$784	n/a	$34
Buy EUR/Sell USD currency forward	€673	$735	February 2017	$(23)
Buy EUR/Sell USD currency forward	€710	$797	January 2017	$(46)
Currency forwards, liabilities	€1,383	$2,316	n/a	$(69)
Total currency forwards	€2,093	$2,316	n/a	$(35)

	December 31, 2015
Derivative Type	Notional Amount	Notional (USD Equivalent)	Maturity	Fair Value
Buy USD/Sell EUR currency forward	€5,083	$5,825	January 2016	$302
Currency forwards, assets	€5,083	$5,825	n/a	$302
Buy EUR/Sell USD currency forward	€6,800	$7,671	January 2016	$(281)
Currency forwards, liabilities	€6,800	$7,671	n/a	$(281)
Total currency forwards	€11,883	$13,496	n/a	$21
There were no foreign currency swaps at December 31, 2016. The following summarizes the Company's foreign currency swaps, with a fair value of $7.2 million at December 31, 2015(dollars and euros in thousands):

December 31, 2015
	Date entered	Maturity	Fixed Rate	Denomination	Notional Amount
Payer	June 2014	July 2024	7.25%	EUR	18,500
Receiver	June 2014	July 2024	9.005%	USD	25,160
To-be-announced securities

The Company purchased or sold TBAs during the years ended December 31, 2016 and 2015. As of December 31, 2016, the Company had no contracts to purchase ("long position") and sell ("short position") TBAs on a forward basis. The following is a summary of the Company's long and short TBA positions reported, as of December 31, 2015, in "Derivative assets, at fair value" and "Derivative liability, at fair value" in the Consolidated Balance Sheets (dollars in thousands):

	December 31, 2015
	Notional Amount	Fair Value
Purchase contracts, asset	$1,650,000	$3,268
TBA securities, asset	1,650,000	3,268
Purchase contracts, liability	—	—
Sale contracts, liability	(825,000)	(893)
TBA securities, liability	(825,000)	(893)
TBA securities, net	$825,000	$2,375
The following table presents additional information about the Company's contracts to purchase and sell TBAs for the year ended December 31, 2016 (dollars in thousands):

	Notional Amount		Settlement, Termination,	Notional Amount
	December 31, 2015	Additions	Expiration or Exercise	December 31, 2016
Purchase of TBAs	$1,650,000	$17,111,200	$(18,761,200)	$—
Sale of TBAs	$825,000	$17,936,200	$(18,761,200)	$—
Interest-Only Strips
The Company also invests in Interest-Only Strips. In determining the classification of its holdings of Interest-Only Strips, the Company evaluates the securities to determine if the nature of the cash flows has been altered from that of the underlying mortgage collateral. Generally, Interest-Only Strips for which the security represents a strip off of a mortgage pass through security will be considered a hybrid instrument classified as a MBS investment in the Consolidated Balance Sheets utilizing the fair value option. Alternatively, those Interest-Only Strips, for which the underlying mortgage collateral has been included into a structured security that alters the cash flows from the underlying mortgage collateral, are accounted for as derivatives at fair value with changes recognized in "Gain (loss) on derivative instruments, net" in the Consolidated Statements of Operations, along with any interest received. The carrying value of these Interest-Only Strips is included in "Mortgage-backed securities and other securities, at fair value" in the Consolidated Balance Sheets.
Total Return Swap

In 2016, the Company has entered into a total return swap and in the future may continue to enter into these types of credit derivatives. This swap transfers the total return of the referenced asset, including interim cash flows and capital appreciation or depreciation from a specified price to the Company.  The total return swap has a referenced asset which is a security collateralized by residential loans with a notional amount of €51.0 million.  The Company receives interest from the referenced asset equal to EURIBOR plus 2.75% and is required to pay the counterparty EURIBOR plus 0.50% through June 23, 2019, with the spread decreasing to 0.25% through December 2019, with the spread further decreasing to 0% through the maturity date of the referenced asset in December 2020.  As of December 31, 2016, the Company has posted $8.4 million in cash collateral which is recorded in "Due from counterparties" in the Consolidated Balance Sheets.
Note 8—Offsetting Assets and Liabilities
The following tables present information about certain assets and liabilities that are subject to master netting agreements (or similar agreements) and can potentially be offset in the Company's Consolidated Balance Sheets at December 31, 2016 and December 31, 2015 (dollars in thousands):

	December 31, 2016
	Gross Amounts	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
Description				Financial Instruments(1)	Cash Collateral(1)	Net Amount
Derivative Assets
Interest-Only Strips, accounted for as derivatives included in MBS	$27,317	$—	$27,317	$(23,338)	$—	$3,979
Derivative asset, at fair value(2)	20,571	—	20,571	(20,500)	—	71
Total derivative assets	$47,888	$—	$47,888	$(43,838)	$—	$4,050

Derivative Liabilities and Repurchase Agreements
Derivative liability, at fair value(2)(3)	$182,158	$—	$182,158	$(20,500)	$(161,588)	$70
Repurchase Agreements(4)	2,155,644	—	2,155,644	(2,155,644)	—	—
Total derivative liability	$2,337,802	$—	$2,337,802	$(2,176,144)	$(161,588)	$70

(1)
Amounts disclosed in the Financial Instruments column of the tables above represent securities, Whole-Loans and securitized commercial loan collateral pledged and derivative assets that are available to be offset against liability balances associated with repurchase agreement and derivative liabilities. Amounts disclosed in the Cash Collateral column of the tables above represents amounts pledged or received as collateral against derivative transactions.

(2)
Derivative asset, at fair value and Derivative liability, at fair value includes interest rate swaps, interest rate swaptions, mortgage put options, currency forwards, futures contracts, total return swaps and TBAs.

(3)	Cash collateral pledged against the Company's derivative counterparties was approximately $206.6 million as of December 31, 2016.

(4)	The fair value of investments pledged against the Company's repurchase agreements was approximately $2.5 billion as of December 31, 2016.

	December 31, 2015
	Gross Amounts	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
Description				Financial Instruments(1)	Cash Collateral(1)	Net Amount
Derivative Assets
Interest-Only Strips, accounted for as derivatives included in MBS	$59,987	$—	$59,987	$(55,372)	$—	$4,615
Derivative asset, at fair value(2)	21,915	—	21,915	(10,177)	(8,647)	3,091
Total derivative assets	$81,902	$—	$81,902	$(65,549)	$(8,647)	$7,706

Derivative Liabilities and Repurchase Agreements
Derivative liability, at fair value(2)(3)	$180,177	$—	$180,177	$(10,177)	$(169,887)	$113
Repurchase Agreements(4)	2,585,801	—	2,585,801	(2,585,801)	—	—
Total derivative liability	$2,765,978	$—	$2,765,978	$(2,595,978)	$(169,887)	$113

(1)
Amounts disclosed in the Financial Instruments column of the tables above represent securities, Whole-Loans and securitized commercial loan collateral pledged and derivative assets that are available to be offset against liability balances associated with repurchase agreement and derivative liabilities. Amounts disclosed in the Cash Collateral column of the tables above represents amounts pledged or received as collateral against derivative transactions.

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

Certain of the Company's repurchase agreement and derivative transactions are governed by underlying agreements that generally provide for a right of set-off in the event of default or in the event of a bankruptcy of either party to the transaction.
Note 9—Related Party Transactions
Management Agreement
In connection with the Company's IPO in May 2012, the Company entered into a management agreement (the "Management Agreement") with the Manager, which describes the services to be provided by the Manager and compensation for such services. The Manager is responsible for managing the Company's operations, including: (i) performing all of its day-to-day functions; (ii) determining investment criteria in conjunction with the Board of Directors; (iii) sourcing, analyzing and executing investments, asset sales and financings; (iv) performing asset management duties; and (v) performing financial and accounting management, subject to the direction and oversight of the Company's Board of Directors. Pursuant to the terms of the Management Agreement, the Manager is paid a management fee equal to 1.50% per annum of the Company's stockholders' equity (as defined in the Management Agreement), calculated and payable (in cash) quarterly in arrears. For purposes of calculating the management fee, "stockholders' equity" means the sum of the net proceeds from any issuances of the Company's equity securities since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus retained earnings, calculated in accordance with GAAP, at the end of the most recently completed fiscal quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less any amount paid for repurchases of the Company's shares of common stock, excluding any unrealized gains, losses or other non-cash items, (including OTTI charges prior to January 1, 2016); unrealized gain (loss), net; and the non-cash portion of gain (loss) on derivative instruments, that have impacted stockholder's equity as reported in the Company's consolidated financial statements prepared in accordance with GAAP, regardless of whether such items are included in other comprehensive income or loss, or in net income, and excluding one-time events pursuant to changes in GAAP and certain other non-cash charges after discussions between the Manager and the Company's independent directors and after approval by a majority of the Company's independent directors. However, if the Company's stockholders' equity for any given quarter is negative based on the calculation described above, the Manager will not be entitled to receive any management fee for that quarter.
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
In addition, the Company may be required to reimburse the Manager for certain expenses as described below, and shall reimburse the Manager for the compensation paid to the Company's CFO, controller and their staff. Expense reimbursements to the Manager are made in cash on a regular basis. The Company's reimbursement obligation is not subject to any dollar limitation. Because the Manager's personnel perform certain legal, accounting, due diligence tasks and other services that outside professionals or outside consultants otherwise would perform, the Manager may be paid or reimbursed for the documented cost of performing such tasks, provided that such costs and reimbursements are in amounts which are no greater than those which would be payable to outside professionals or consultants engaged to perform such services pursuant to agreements negotiated on an arm's-length basis.
The Management Agreement may be amended, supplemented or modified by agreement between the Company and the Manager. The Management Agreement expires on May 16, 2018. It is automatically renewed for one year terms on each May 15th unless previously terminated as described below. The Company's independent directors review the Manager's performance and any fees payable to the Manager annually and, the Management Agreement may be terminated annually upon the affirmative vote of at least two-thirds (2/3) of the Company's independent directors, based upon: (i) the Manager's unsatisfactory performance that is materially detrimental to the Company; or (ii) the Company's determination that any fees payable to the Manager are not fair, subject to the Manager's right to prevent such termination due to unfair fees by accepting a reduction of management fees agreed to by at least two-thirds (2/3) of the Company's independent directors. The Company will provide the Manager 180 days prior notice of any such termination. Unless terminated for cause, the Company will pay the Manager a termination fee equal to three times the average annual management fee earned by the Manager during the prior 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination.
The Company may also terminate the Management Agreement at any time, without the payment of any termination fee, with 30 days prior written notice from the Company's Board of Directors for cause, which will be determined by at least two-

thirds (2/3) of the Company's independent directors, which is defined as: (i) the Manager's continued material breach of any provision of the Management Agreement (including the Manager's failure to comply with the Company's investment guidelines); (ii) the Manager's fraud, misappropriation of funds, or embezzlement against the Company; (iii) the Manager's gross negligence in the performance of its duties under the Management Agreement; (iv) the occurrence of certain events with respect to the bankruptcy or insolvency of the Manager, including an order for relief in an involuntary bankruptcy case or the Manager authorizing or filing a voluntary bankruptcy petition; (v) the Manager is convicted (including a plea of nolo contendere) of a felony; or (vi) the dissolution of the Manager.
For the years ended December 31, 2016, December 31, 2015 and December 31, 2014 the Company incurred approximately $10.4 million, approximately $10.9 million and approximately $9.6 million in management fees, respectively.
In addition to the management fee, the Company is also responsible for reimbursing the Manager for certain expenses paid by the Manager on behalf of the Company, as defined in the Management Agreement. For the years ended December 31, 2016, December 31, 2015 and December 31, 2014, the Company recorded expenses included in general and administrative expense totaling approximately $740 thousand, $1.2 million and $624 thousand, respectively, related to reimbursable employee costs. Any such expenses incurred by the Manager and reimbursed by the Company, including the employee compensation expense, are typically included in the Company's general and administrative expense in the Consolidated Statements of Operations, or may be reflected in the Consolidated Balance Sheets and associated Consolidated Statements of Changes in Stockholders' Equity, based on the nature of the item. At December 31, 2016 and December 31, 2015, approximately $2.5 million and approximately $2.7 million, respectively for management fees incurred but not yet paid was included in "Payable to related party" in the Consolidated Balance Sheets. In addition, at December 31, 2016 and December 31, 2015, approximately $83 thousand and $277 thousand, respectively of reimbursable costs incurred but not yet paid was included in "Payable to related party" in the Consolidated Balance Sheets.
Securitized debt
At December 31, 2016 and December 31, 2015, the Company had securitized debt related to the consolidated VIEs, with a principal balance of $11.0 million and $11.0 million, respectively (and a fair value of $10.7 million and $11.0 million, respectively) which was held by an affiliate. The securitized debt of the VIEs can only be settled with the commercial loans that serve as collateral of the VIE and is non-recourse to the Company.
Note 10—Share-Based Payments
In conjunction with the Company's IPO and concurrent private placement, the Company's Board of Directors approved the Western Asset Mortgage Capital Corporation Equity Plan (the "Equity Plan") and the Western Asset Manager Equity Plan (the "Manager Equity Plan" and collectively the "Equity Incentive Plans"). The Equity Incentive Plans include provisions for grants of restricted common stock and other equity-based awards to the Manager, its employees and employees of its affiliates and to the Company's directors, officers and employees. The Company can issue up to 3.0% of the total number of issued and outstanding shares of its common stock (on a fully diluted basis) at the time of each award (other than any shares previously issued or subject to awards made pursuant to one of the Company's Equity Incentive Plans) under these Equity Incentive Plans. At May 15, 2012, there were 308,335 shares of common stock initially reserved for issuance under the Equity Incentive Plans. Upon the completion of the October 3, 2012 follow-on common stock offering, the stock portion of the Company's dividend declared December 19, 2013, and the April 9, 2014 follow-on offering (which includes the partial exercise of the overallotment option on May 7, 2014) and private placement of common stock, the number of shares of common stock available for issuance under the Equity Incentive Plans increased to 1,237,711, inclusive of 681,970 shares of restricted stock granted and 25,891 shares of restricted stock issued as a result of the stock portion of the dividend declared on December 19, 2013 and restricted stock attributed to dividends on restricted stock under the Director Deferred Fee Plan. As of December 31, 2016, 529,850 shares remained available for issuance under the Equity Incentive Plans.
The Company made the following grants under the Equity Plan for the years ended December 31, 2016 and December 31, 2015:
On June 2, 2016, the Company granted a total of 17,132 (4,283 each) of restricted common stock under the Equity Plan to the Company’s four independent directors.  These restricted shares will vest in full on June 2, 2017, the first anniversary of the grant date. Each of the independent directors has elected to defer the shares granted to him under the Director Deferred Fee Plan (the "Director Deferred Fee Plan"). The Director Deferred Fee Plan permits eligible members of the Company’s board of directors to defer certain stock awards made under its director compensation programs. The Director Deferred Fee Plan allows directors to defer issuance of their stock awards and therefore defer payment of any tax liability until the deferral is terminated, pursuant to the election form executed each year by each eligible director.
On March 1, 2015, the Company granted 200,000 shares of restricted common stock to the Manager under the Manager Equity Plan. One-third of the shares vested on March 1, 2016, one-third will vest on March 1, 2017 and the remaining one-third will vest on March 1, 2018.
On June 4, 2015, the Company granted a total of 10,500 (2,625 each) of restricted common stock under the Equity Plan to the Company's four independent directors. These restricted shares vested in full on June 4, 2016, the first anniversary of the grant date. Each of the independent directors has elected to defer the shares granted to him under the Company's Director Deferred Fee Plan.
On December 8, 2015, the Company's then chief financial officer passed away and the board of directors approved the accelerated vesting of 13,980 shares of restricted common stock. The Company recognized $66 thousand of compensation expense recorded in "Compensation expense" in the Consolidated Statements of Operations for the year ended December 31, 2015.
During the years ended December 31, 2016, December 31, 2015 and December 31, 2014, 200,983, 175,824 and 87,819 restricted common shares vested, respectively, including shares whose issuance has been deferred under the Director Deferred Fee Plan. The Company recognized stock-based compensation expense of approximately $1.7 million, approximately $2.3 million and approximately $2.2 million for the years ended December 31, 2016, December 31, 2015 and December 31, 2014, respectively. In addition, the Company had unamortized compensation expense of $67 thousand for equity awards and approximately $895 thousand for liability awards and $67 thousand for equity awards and approximately $2.4 million for liability awards at December 31, 2016 and December 31, 2015, respectively.
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
The following is a summary of restricted common stock vesting dates as of December 31, 2016 and December 31, 2015, including shares whose issuance has been deferred under the Director Deferred Fee Plan:

	December 31, 2016	December 31, 2015
Vesting Date	Shares Vesting	Shares Vesting
March 2016	—	188,184
June 2016	—	11,528
March 2017	133,334	133,334
June 2017	18,196	—
March 2018	66,667	66,667
	218,197	399,713
The following table presents information with respect to the Company's restricted stock for the years ended December 31, 2016 and December 31, 2015, including shares whose issuance has been deferred under the Director Deferred Fee Plan:

	December 31, 2016		December 31, 2015
	Shares of Restricted Stock	Weighted Average Grant Date Fair Value(1)	Shares of Restricted Stock	Weighted Average Grant Date Fair Value(1)
Outstanding at beginning of period	688,394	$17.39	476,200	$18.49
Granted(2)	19,467	9.40	212,194	14.93
Outstanding at end of period	707,861	$17.17	688,394	$17.39
Unvested at end of period	218,197	$14.98	399,713	$16.24

(1)	The grant date fair value of restricted stock awards is based on the closing market price of the Company's common stock at the grant date.

(2)
Included in Granted are restricted stock attributed to dividends on restricted stock under the Director Deferred Fee Plan of 2,335 shares for the year ended December 31, 2016 and 1,694 shares for the year ended December 31, 2015.

Note 11—Stockholders' Equity
Warrants
On May 9, 2012, the Company entered into agreements with certain institutional investors to sell 2,231,787 warrant units. Each warrant unit consists of one share of the Company's common stock and a warrant to purchase 0.5 of a share of the Company's common stock, subject to adjustment. As of December 31, 2016, the adjusted exercise price of the warrants was $16.70 and there were a total of 1,232,916 warrant shares purchasable. The warrants expire on May 15, 2019.
Stock Repurchase Program
On February 25, 2016, the Board of Directors of the Company reauthorized its repurchase program of up to 2,050,000 shares of its common stock through December 31, 2017. The original authorization expired on December 31, 2015. Purchases made pursuant to the program will be made in the open market, in privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rules 10b5-1 and 10b-18 of the Securities and Exchange Commission. The authorization does not obligate the Company to acquire any particular amount of common shares and the program may be suspended or discontinued at the Company's discretion without prior notice. The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The Company has not repurchased any shares of common stock pursuant to the authorization as of December 31, 2016.
Dividends
The following table presents cash dividends declared and paid by the Company on its common stock:

Declaration Date	Record Date	Payment Date	Amount per Share	Tax Characterization
2016
December 22, 2016	January 3, 2017	January 26, 2017	$0.31	Ordinary income
September 22, 2016	October 4, 2016	October 25, 2016	$0.31	Ordinary income
June 23, 2016	July 5, 2016	July 26, 2016	$0.31	Ordinary income
March 24, 2016	April 4, 2016	April 26, 2016	$0.45	Ordinary income

2015
December 17, 2015	December 28, 2015	January 26, 2016	$0.58	Ordinary income
September 24, 2015	October 5, 2015	October 27, 2015	$0.60	Ordinary income
June 18, 2015	June 29, 2015	July 28, 2015	$0.64	Ordinary income
March 26, 2015	April 6, 2015	April 28, 2015	$0.67	Ordinary income

2014
December 18, 2014	December 29, 2014	January 27, 2015	$0.70	Ordinary income
September 23, 2014	October 3, 2014	October 28, 2014	$0.70	Ordinary income
June 19, 2014	June 30, 2014	July 29, 2014	$0.67	Ordinary income
March 20, 2014	March 31, 2014	April 29, 2014	$0.67	Ordinary income

Note 12—Net Income (Loss) per Common Share
The table below presents basic and diluted net income (loss) per share of common stock using the two-class method for the years ended December 31, 2016, December 31, 2015 and December 31, 2014 (dollars, other than shares and per share amounts, in thousands):

	For the year ended December 31, 2016	For the year ended December 31, 2015	For the year ended December 31, 2014
Numerator:
Net income (loss) attributable to common stockholders and participating securities for basic and diluted earnings per share	$(25,015)	$(9,484)	$100,713
Less:
Dividends and undistributed earnings allocated to participating securities	377	1,045	944
Net income (loss) allocable to common stockholders—basic and diluted	$(25,392)	$(10,529)	$99,769
Denominator:
Weighted average common shares outstanding for basic earnings per share	41,688,950	41,490,556	37,337,460
Weighted average common shares outstanding for diluted earnings per share	41,688,950	41,490,556	37,337,460
Basic earnings per common share	$(0.61)	$(0.25)	$2.67
Diluted earnings per common share	$(0.61)	$(0.25)	$2.67

For the years ended December 31, 2016, December 31, 2015 and December 31, 2014, the Company excluded the effects of the warrants from the computation of diluted earnings per share since the average market value per share of the Company's common stock was below the exercise price of the warrants.
Note 13—Income Taxes
As a REIT, the Company is not subject to federal income tax to the extent that it makes qualifying distributions to its stockholders and satisfies on a continuing basis, through actual investment and operating results, the REIT requirements including certain asset, income and stock ownership tests.
Based on the Company's analysis of any potential uncertain income tax positions, the Company concluded that it does not have any uncertain tax positions that meet the recognition or measurement criteria as of December 31, 2016. The Company files U.S. federal and state income tax returns. As of December 31, 2016, U.S. federal tax returns filed by the Company for 2015, 2014 and 2013 and state tax returns filed for 2015, 2014, 2013 and 2012 are open for examination pursuant to relevant statutes of limitation. In the event that the Company incurs income tax related interest and penalties, the Company's policy is to classify them as a component of its provision for income taxes.
Deferred Tax Asset

As of December 31, 2016, the Company recorded a deferred tax asset of approximately $6.5 million relating to capital loss carryforward and temporary differences as a result of the timing of income recognition of certain investments held in the TRS. The capital loss carryforwards and temporary differences may only be recognized to the extent of capital gains. There is uncertainty as to the TRS ability to recognize capital gains in the future. As a result, the Company has concluded it is more likely than not the deferred tax asset will not be realized and has recorded a full valuation allowance.

The following table discloses the components of the Company's deferred tax asset at December 31, 2016 and 2015 (dollars in thousands):

Deferred Tax Asset	December 31, 2016	December 31, 2015
Net operating loss carry-forwards	$—	$—
Net capital loss carry-forwards	1,981	736
Investments	4,504	2,368
Deferred tax asset	6,485	3,104
Allowance	(6,485)	(3,104)
Net deferred tax asset	$—	$—

Income Tax Provision
Subject to the limitation under the REIT asset test rules, the Company is permitted to own up to 100% of the stock of one or more TRS. Currently, the Company owns one TRS that is taxable as a corporation and is subject to federal, state and local income tax on its net income at the applicable corporate rates. The TRS, which was formed in Delaware on July 28, 2014, is a limited liability company and a wholly-owned subsidiary of the Company. For the year ended December 31, 2016, the Company recorded a federal and state tax provision of approximately $3.2 million. In addition, on completion and filing of its 2015 federal and state tax returns in September 2016 for the TRS, the Company incurred an additional tax liability of approximately $2.0 million due to changes in the estimated taxable income from certain investments, which is recorded in "Income tax provision (benefit)" in the Consolidated Statements of Operations.
The following table summarizes our income tax provision for the year ended December 31, 2016 (dollars in thousands):

For the year ended December 31, 2016
Current tax provision
Federal	$2,365
State	672
Interest and Penalties	119
Total Current Provision for Income taxes	3,156
Deferred Provision for Income Taxes
Federal	—
State	—
Total Deferred Provision for Income Taxes	—
Total Income Tax Provision	$3,156

Reconciliation of Tax Rate to Effective Tax Rate

The Company's effective tax rate differs from its combined federal and state income tax rate primarily due to the deduction of dividends distributions to be paid under Code Section 857(a). The reconciliation of these rates are as follows:

For the year ended December 31, 2016
Federal statutory rate	34.0%
State statutory rate, net of federal benefit	3.0%
Permanent differences	—%
Other	(9.5)%
Change in valuation allowance	(15.4)%
REIT losses not subject to corporate taxes	(26.5)%
Effective Tax Rate	(14.4)%

Excise Tax

For the year ended December 31, 2016, the Company recorded excise tax expense of $339 thousand. Excise tax represents a four percent tax on the required amount of the Company’s ordinary income and net capital gains not distributed during the year. The expense is calculated in accordance with applicable tax regulations.

Note 14—Contingencies
From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. Management is not aware of any material contingencies at December 31, 2016.
Note 15—Summarized Quarterly Results (unaudited)
The following is a presentation of selected unaudited results of operations:

	Quarter Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Net Interest Income
Interest income	$29,618	$29,220	$29,154	$35,764
Interest expense	7,979	7,727	7,685	9,039
Net Interest Income	21,639	21,493	21,469	26,725

Other Income (Loss)
Realized gain (loss) on sale of investments, net	(6,055)	(352)	1,439	(17,023)
Other than temporary impairment	(10,797)	(6,356)	(4,978)	(10,155)
Unrealized gain (loss), net	10,769	21,510	15,292	(64,678)
Gain (loss) on derivative instruments, net	(45,170)	(14,165)	6,121	32,479
Other, net	(332)	234	(60)	338
Other Income (Loss), net	(51,585)	871	17,814	(59,039)

Expenses
Management fee to affiliate	2,753	2,588	2,604	2,503
Other operating expenses	438	183	188	236
General and administrative
Compensation expense	737	649	868	768
Professional fees	2,002	1,222	723	867
Other general and administrative expenses	428	419	379	691
Total general and administrative expenses	3,167	2,290	1,970	2,326
Total Expenses	6,358	5,061	4,762	5,065

Income (loss) before income taxes	(36,304)	17,303	34,521	(37,379)
Income tax provision (benefit)	—	—	2,239	917
Net income (loss)	$(36,304)	$17,303	$32,282	$(38,296)

Net income (loss) per Common Share—Basic	$(0.88)	$0.41	$0.77	$(0.92)
Net income (loss) per Common Share—Diluted	$(0.88)	$0.41	$0.77	$(0.92)

	Quarter Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Net Interest Income:
Interest income	$40,806	$41,029	$35,821	$35,048
Interest expense	6,402	6,577	6,981	7,645
Net Interest Income	34,404	34,452	28,840	27,403

Other Income (Loss):
Realized gain (loss) on sale of investments, net	7,468	4,281	(2,482)	(988)
Other than temporary impairment	(4,651)	(4,316)	(5,917)	(4,907)
Unrealized gain (loss), net	28,410	(42,849)	24,723	(44,295)
Gain (loss) on derivative instruments, net	(48,302)	13,154	(41,363)	7,616
Other, net	2,384	(611)	(29)	574
Other Income (Loss)	(14,691)	(30,341)	(25,068)	(42,000)

Expenses:
Management fee to affiliate	2,693	2,679	2,761	2,741
Other operating expenses	413	260	799	542
General and administrative:
Compensation expense	973	1,176	857	756
Professional fees	1,135	1,244	882	1,107
Other general and administrative expenses	353	445	325	342
Total general and administrative expenses	2,461	2,865	2,064	2,205
Total Expenses	5,567	5,804	5,624	5,488

Income (loss) before income taxes	14,146	(1,693)	(1,852)	(20,085)
Income tax provision (benefit)	—	—	—	—
Net income (loss)	$14,146	$(1,693)	$(1,852)	$(20,085)

Net income (loss) per Common Share—Basic	$0.34	$(0.05)	$(0.05)	$(0.49)
Net income (loss) per Common Share—Diluted	$0.34	$(0.05)	$(0.05)	$(0.49)

Note 16—Subsequent Events
As discussed in Item 1 "Business - Our Investment Strategy" our Manager actively manages the Company's portfolio and reallocates capital as it believes appropriate to achieve the Company's investment objectives. The Manager has recently been increasing Agency CMBS and, to a lesser extent, Whole Loans and Other Securities and decreasing Agency and non-Agency RMBS. Subsequent to year-end through February 28, 2017, the Company sold and received proceeds of $551.4 million in Agency RMBS and $246.0 million in Non Agency RMBS and the Company reallocated capital to acquire $599.5 million in Agency CMBS, $73.6 million in Whole Loans (owned through two wholly owned trusts) and $69.0 million in Other Securities.

Western Asset Mortgage Capital Corporation and Subsidiaries
Schedule IV
Mortgage Loans on Real Estate
As of December 31, 2016

$ in thousands Asset Type	Description	Number of Loans	Interest Rate	Maturity Date	Periodic Payment Terms(1)	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages	Principal Amount of Loans Subject to Delinquent Principal or Interest
Adjustable Rate Residential Mortgage Loan Held in Securitization Trusts	Original Loan Balance $0 - $249,999	118	Hybrid ARM 3.9% to 5.8%	9/1/2041 to 7/1/2045	P&I	$—	$15,962	$16,343	$—
Adjustable Rate Residential Mortgage Loan Held in Securitization Trusts	Original Loan Balance $250,000 - $499,999	218	Hybrid ARM 3.9% to 5.9%	12/1/2041 to 9/1/2046	P&I	—	69,664	71,395	—
Adjustable Rate Residential Mortgage Loan Held in Securitization Trusts	Original Loan Balance $500,000 - $749,999	52	Hybrid ARM 3.9% to 5.6%	2/1/2042 to 9/1/2046	P&I	—	28,183	28,791	—
Adjustable Rate Residential Mortgage Loan Held in Securitization Trusts	Original Loan Balance $750,000 - $999,999	24	Hybrid ARM 3.9% to 5.0%	9/1/2042 to 8/1/2046	P&I	—	18,813	19,135	—
Adjustable Rate Residential Mortgage Loan Held in Securitization Trusts	Original Loan Balance $1,000,000 - $1,249,999	17	Hybrid ARM 3.9% to 5.9%	5/1/2043 to 7/1/2046	P&I	—	17,285	17,728	—
Adjustable Rate Residential Mortgage Loan Held in Securitization Trusts	Original Loan Balance $1,250,000 - $1,499,999	6	Hybrid ARM 3.9% to 5.2%	12/1/2041 to 8/1/2043	P&I	—	7,841	7,952	—
Adjustable Rate Residential Mortgage Loan Held in Securitization Trusts	Original Loan Balance $1,500,000 and above	9	Hybrid ARM 3.9% to 5.0%	2/1/2042 to 7/1/2046	P&I	—	16,358	16,773	—
Variable Rate Residential Mortgage Loan Held in Securitization Trusts	Original Loan Balance $0 - $249,999	7	Variable 4.2% to 4.4%	2/1/2044 to 6/1/2044	P&I	—	1,221	1,246	—
Variable Rate Residential Mortgage Loan Held in Securitization Trusts	Original Loan Balance $250,000 - $499,999	8	Variable 4.2% to 4.3%	3/1/2044 to 6/1/2044	P&I	—	2,877	2,937	—
Variable Rate Residential Mortgage Loan Held in Securitization Trusts	Original Loan Balance $500,000 - $749,999	2	Variable 4.2% to 4.3%	4/1/2044 to 4/1/2044	P&I	—	1,012	1,034	—
Variable Rate Residential Mortgage Loan Held in Securitization Trusts	Original Loan Balance $1,250,000 - $1,499,999	3	Variable 4.3% to 4.4%	2/1/2044 to 5/1/2044	P&I	—	2,695	2,741	—
Variable Rate Residential Mortgage Loan Held in Securitization Trusts	Original Loan Balance $1,500,000 and above	1	Variable 4.2%	4/1/2044	P&I	—	1,427	1,448	—
Fixed Rate Residential Mortgage Loan Held in Securitization Trusts	Original Loan Balance $0 - $249,999	3	Fixed 4.9% to 6.8%	9/1/2026 to 7/1/2041	P&I	—	351	366	—

$ in thousands Asset Type	Description	Number of Loans	Interest Rate	Maturity Date	Periodic Payment Terms(1)	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages	Principal Amount of Loans Subject to Delinquent Principal or Interest
Fixed Rate Residential Mortgage Loan Held in Securitization Trusts	Original Loan Balance $250,000 - $499,999	2	Fixed 5.7% to 5.9%	9/1/2026 to 11/1/2041	P&I	—	403	418	—
Fixed Rate Residential Mortgage Loan Held in Securitization Trusts	Original Loan Balance $500,000 - $749,999	2	Fixed 5.4% to 5.8%	8/1/2034 to 11/1/2034	P&I	—	881	911	—
Fixed Rate Residential Mortgage Loan Held in Securitization Trusts	Original Loan Balance $1,000,000 - $1,249,999	1	Fixed 6.3%	4/1/2040	P&I	—	990	1,032	—
Fixed Rate Residential Mortgage Loan Held in Securitization Trusts	Original Loan Balance $1,250,000 - $1,499,999	1	Fixed 6.3%	2/1/2036	P&I	—	1,042	1,092	—
Fixed Rate Residential Mortgage Loan Held in Securitization Trusts	Original Loan Balance $1,500,000 and above	1	Fixed 6.5%	11/1/2036	P&I	—	760	794	—
Commercial Mezzanine Loan Held in Securitization Trust	Original Loan Balance $25,000,000	1	Fixed 9.0%	7/6/2020	P&I(2)	—	25,000	24,225	—
						$—	$212,765	$216,361	$—

(1) Principal and interest ("P&I")
(2) Interest only payments for initial 2 years. After 2 years, monthly P&I payments are based on a 30 years amortization schedule and a balloon payment is due on the maturity date.
Reconciliation of Carrying Value of Mortgage Loans on Real Estate:

	2016	2015	2014
Beginning balance	$243,538	$7,220	$—
Additions during period:
New mortgage loans	29,399	262,949	7,161
Unrealized gains	1,187	3,631	94
Deductions during period:
Collections of principal	53,714	29,105	9
Amortization of premium and (discounts)	2,044	1,074	25
Unrealized losses	2,005	83	1
Balance at end of period	$216,361	$243,538	$7,220

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
The Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
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
Management of the Company has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2016. In making its assessment of internal control over financial reporting, management used the criteria described in Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission, ("COSO"). Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2016 based on criteria in Internal Control—Integrated Framework issued by the COSO.
This annual report does not include an attestation report of the company's registered public accounting firm due to a temporary exemption transition period established by rules of the Securities and Exchange Commission for emerging growth companies under the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act").
(c) Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    Other Information

None.
PART III
ITEM 10.    Directors, Executive Officers and Corporate Governance
The information regarding the Company's directors, executive officers and certain other matters required by Item 401 of Regulation S-K is incorporated herein by reference to the Company's proxy statement relating to its annual meeting of stockholders to be held on or about June 1, 2017 (the "Proxy Statement"), to be filed with the SEC within 120 days after December 31, 2016.
The information regarding compliance with Section 16(a) of the Exchange Act required by Item 405 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2016.
The information regarding the Company's Code of Business Conduct and Ethics required by Item 406 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2016.
The information regarding certain matters pertaining to the Company's corporate governance required by Item 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2016.
ITEM 11.    Executive Compensation.
The information regarding executive compensation and other compensation related matters required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2016.
ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
The tables on equity compensation plan information and beneficial ownership of the Company required by Items 201(d) and 403 of Regulation S-K are incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2016.
ITEM 13.    Certain Relationships and Related Transactions and Director Independence
The information regarding transactions with related persons, promoters and certain control persons and director independence required by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2016.
ITEM 14.    Principal Accounting Fees and Services
The information concerning principal accounting fees and services and the Audit Committee's pre-approval policies and procedures required by Item 9(e) of Schedule 14A is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2016.
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

3.3*	Amendment to the Amended and restated certificate of incorporation of Western Asset Mortgage Capital Corporation, dated June 3, 2016.
4.1*
Specimen Common Stock Certificate of Western Asset Mortgage Capital Corporation, incorporated by reference to Exhibit 4.1 to Amendment No. 10 Form S-11 (Registration Statement No. 333-159962), filed May 8, 2012

10.1*
Amendment to the Management Agreement between Western Asset Mortgage Capital Corporation and Western Asset Management Company, dated August 3, 2016, incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed August 5, 2016.

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

ITEM 16. Form 10-K Summary

None.
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN ASSET MORTGAGE CAPITAL CORPORATION
By:	/s/ Jennifer W. Murphy Jennifer W. Murphy President, Chief Executive Officer and Director
March 7, 2017
________________________________________________________________________________________________________________________
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Jennifer W. Murphy Jennifer W. Murphy President, Chief Executive Officer and Director (Principal Executive Officer)
March 7, 2017
By:	/s/ LISA MEYER Lisa Meyer Chief Financial Officer & Treasurer (Principal Financial and Accounting Officer)
March 7, 2017
By:	/s/ JAMES W. HIRSCHMANN III James W. Hirschmann III Director
March 7, 2017
By:	/s/ EDWARD D. FOX JR. Edward D. Fox Jr. Director
March 7, 2017
By:	/s/ RICHARD ROLL Richard Roll Director
March 7, 2017
By:	/s/ M. CHRISTIAN MITCHELL M. Christian Mitchell Director
March 7, 2017
By:	/s/ RANJIT M. KRIPALANI Ranjit M. Kripalani Director
March 7, 2017