Form 10-Q
period 2017-03-31
Western Asset Mortgage Capital Corp
filed 2017-05-04
CIK 1465885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act (check one).

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 under the Securities Exchange Act of 1934).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

As of May 2, 2017, there were 41,919,801 shares, par value $0.01, of the registrant’s common stock issued and outstanding.

Part I
ITEM I. Financial Statements

Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands—except share and per share data)

	March 31, 2017 (Unaudited)	December 31, 2016
Assets:
Cash and cash equivalents	$48,101	$46,172
Mortgage-backed securities and other securities, at fair value ($2,360,107 and $2,261,430 pledged as collateral, at fair value, respectively)	2,714,912	2,576,517
Residential Whole-Loans, at fair value ($215,800 and $192,136 pledged as collateral, at fair value, respectively)	215,800	192,136
Residential Bridge Loans ($33,204 and $0 pledged as collateral, respectively)	33,204	—
Securitized commercial loan, at fair value	24,500	24,225
Investment related receivable	30,452	33,600
Accrued interest receivable	10,935	18,812
Due from counterparties	56,412	243,585
Derivative assets, at fair value	9,561	20,571
Other assets	497	398
Total Assets (1)	$3,144,374	$3,156,016

Liabilities and Stockholders’ Equity:
Liabilities:
Borrowings under repurchase agreements, net	$2,324,427	$2,155,644
Securitized debt, at fair value	10,780	10,659
Accrued interest payable	4,381	16,041
Investment related payables	333,505	341,458
Due to counterparties	3,850	740
Derivative liability, at fair value	10,268	182,158
Accounts payable and accrued expenses	3,531	3,255
Payable to affiliate	2,546	2,584
Dividend payable	12,995	12,995
Total Liabilities (2)	2,706,283	2,725,534

Commitments and contingencies

Stockholders’ Equity:
Common stock: $0.01 par value, 500,000,000 shares authorized, 41,919,801 shares issued and outstanding, respectively	419	419
Preferred stock, $0.01 par value, 100,000,000 shares authorized and no shares outstanding	—	—
Additional paid-in capital	765,421	765,042
Retained earnings (accumulated deficit)	(327,749)	(334,979)
Total Stockholders’ Equity	438,091	430,482
Total Liabilities and Stockholders’ Equity	$3,144,374	$3,156,016
 See notes to unaudited consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Balance Sheets (Continued)
(in thousands—except share and per share data)

	March 31, 2017 (unaudited)	December 31, 2016
(1) Assets of consolidated VIEs included in the total assets above:
Residential Whole-Loans, at fair value ($215,800 and $192,136 pledged as collateral, at fair value, respectively)	$215,800	$192,136
Residential Bridge Loans ($33,204 and $0 pledged as collateral, respectively)	33,204	—
Securitized commercial loan, at fair value	24,500	24,225
Investment related receivable	7,471	1,241
Accrued interest receivable	2,329	1,622
Other assets	93	—
Total assets of consolidated VIEs	$283,397	$219,224

(2) Liabilities of consolidated VIEs included in the total liabilities above:
Securitized debt, at fair value	$10,780	$10,659
Accrued interest payable	85	85
Accounts payable and accrued expenses	86	2
Total liabilities of consolidated VIEs	$10,951	$10,746

See notes to unaudited consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Statements of Operations
(in thousands—except share and per share data)
(Unaudited)

	For the three months ended March 31, 2017	For the three months ended March 31, 2016
Net Interest Income
Interest income	$28,430	$29,618
Interest expense	8,737	7,979
Net Interest Income	19,693	21,639

Other Income (Loss)
Realized gain (loss) on sale of investments, net	21,258	(6,055)
Other than temporary impairment	(6,097)	(10,797)
Unrealized gain (loss), net	(5,140)	10,769
Gain (loss) on derivative instruments, net	(4,697)	(45,170)
Other, net	403	(332)
Other Income (Loss)	5,727	(51,585)

Expenses
Management fee to affiliate	2,476	2,753
Other operating expenses	417	438
General and administrative expenses:
Compensation expense (including non-cash stock based compensation of $362 and $572, respectively)	740	737
Professional fees	888	2,002
Other general and administrative expenses	345	428
Total general and administrative expenses	1,973	3,167
Total Expenses	4,866	6,358

Income (loss) before income taxes	20,554	(36,304)
Income tax provision	312	—
Net income (loss)	$20,242	$(36,304)

Net income (loss) per Common Share — Basic	$0.48	$(0.88)
Net income (loss) per Common Share — Diluted	$0.48	$(0.88)
Dividends Declared per Share of Common Stock	$0.31	$0.45

See notes to unaudited consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands—except shares and share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)
	Shares	Par			Total
Balance at December 31, 2015	41,919,801	$419	$763,283	$(252,054)	$511,648
Vesting of restricted stock	—	—	1,699	—	1,699
Net loss	—	—	—	(25,015)	(25,015)
Dividends declared on common stock	—	—	60	(57,910)	(57,850)
Balance at December 31, 2016	41,919,801	$419	$765,042	$(334,979)	$430,482
Vesting of restricted stock	—	—	362	—	362
Net income	—	—	—	20,242	20,242
Dividends declared on common stock	—	—	17	(13,012)	(12,995)
Balance at March 31, 2017 (unaudited)	41,919,801	$419	$765,421	$(327,749)	$438,091

See notes to unaudited consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	For the three months ended March 31, 2017	For the three months ended March 31, 2016
Cash flows from operating activities:
Net income (loss)	$20,242	$(36,304)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Premium amortization and (discount accretion) on investments, net	(1,199)	895
Interest income earned added to principal of securities	(46)	(94)
Amortization of deferred financing costs	—	134
Restricted stock amortization	362	572
Premium amortization for MAC interest rate swaps	(164)	(164)
(Interest received) interest payments and basis recovered on MAC interest rate swaps	(163)	(159)
Premium on purchase of Residential Whole-Loans	(354)	—
Premium on purchase of Residential Bridge Loans	(24)	—
Unrealized (gain) loss, net	5,140	(10,769)
Unrealized (gain) loss on derivative instruments, net	3,306	64,555
Other than temporary impairment	6,097	10,797
Realized (gain) loss on sale of securities, net	(21,258)	6,055
(Gain) loss on derivatives, net	3,173	(30,321)
(Gain) loss on foreign currency transactions, net	1	575
Changes in operating assets and liabilities:
Decrease (increase) in accrued interest receivable	7,877	(1,873)
Decrease (increase) in other assets	(99)	209
Decrease in accrued interest payable	(11,660)	(91)
Increase (decrease) in accounts payable and accrued expenses	276	(107)
Increase (decrease) in payable to affiliate	(38)	84
Net cash provided by operating activities	11,469	3,994
Cash flows from investing activities:
Purchase of securities	(1,012,603)	(1,059,720)
Proceeds from sale of securities	816,155	1,166,621
Principal repayments and basis recovered on securities	69,275	75,531
Purchase of Residential Whole-Loans	(35,317)	—
Principal repayments on Residential Whole-Loans	9,610	14,021
Purchase of Residential Bridge Loans	(37,899)	—
Principal repayments on Residential Bridge Loans	1,010	—
Payment of premium for option derivatives	(2,658)	(17,951)
Premium received from option derivatives	1,412	22,707
Net settlements of TBAs	433	7,624
Proceeds from (Payments on) termination of futures, net	(6,638)	14,316
Proceeds from sale of interest rate swaptions	—	2,075
Premium for MAC interest rate swaps, net	477	465
Payments on termination of MAC interest rate swaps	(465)	—
Interest payments and basis recovered on MAC interest rate swaps	163	159
Due from counterparties	4,124	(9,719)
Proceeds from termination of foreign currency swaps	—	3,942
Payments on total return swaps	(514)	8
Payments made on reverse repurchase agreements, net	—	(9,307)
Premium for interest rate swaptions, net	(115)	—
Net cash (used in) provided by investing activities	(193,550)	210,772

Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited) (Continued)
(in thousands)

	For the three months ended March 31, 2017	For the three months ended March 31, 2016

Cash flows from financing activities:
Proceeds from repurchase agreement borrowings	3,876,357	3,775,760
Repayments of repurchase agreement borrowings	(3,707,574)	(3,959,010)
Proceeds from forward contracts	3,406	30,876
Repayments of forward contracts	(3,429)	(30,904)
Due from counterparties, net	25,136	(21,189)
Due to counterparties, net	3,110	11,658
Dividends paid on common stock	(12,995)	(24,313)
Net cash provided by (used in) financing activities	184,011	(217,122)

Effect of exchange rate changes on cash and cash equivalents	(1)	85

Net increase (decrease) in cash and cash equivalents	1,929	(2,271)
Cash and cash equivalents beginning of period	46,172	24,711
Cash and cash equivalents end of period	$48,101	$22,440

Supplemental disclosure of operating cash flow information:
Interest paid	$8,068	$7,626
Supplemental disclosure of non-cash financing/investing activities:
Principal payments of securities, not settled	$16	$—
Securities sold, not settled	$22,965	$151
Securities purchased, not settled	$(333,505)	$—
Net unsettled TBAs	$—	$115
Dividends and distributions declared, not paid	$12,995	$18,864
Principal payments of Residential Whole-Loans, not settled	$3,768	$3,200
Principal payments of Residential Bridge Loans, not settled	$3,703	$—
Derivative collateral offset against derivatives	$(157,913)	$—
See notes to unaudited consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(in thousands- except share and per share data)

The following defines certain of the commonly used terms in these Notes to Consolidated Financial Statements: “Agency” or “Agencies” refer to a federally chartered corporation, such as the Federal National Mortgage Association (“Fannie Mae” or “FNMA”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac” or “FHLMC”), or an agency of the U.S. Government, such as the Government National Mortgage Association (“Ginnie Mae” or “GNMA”); references to “MBS” refer to mortgage backed securities, including residential mortgage-backed securities or “RMBS,” commercial mortgage-backed securities or “CMBS,” and “Interest-Only Strips” (as defined herein); "Agency MBS” refer to RMBS, CMBS and Interest-Only Strips issued or guaranteed by the Agencies while “Non-Agency MBS” refer to RMBS, CMBS and Interest-Only Strips that are not issued or guaranteed by the Agencies; references to “ARMs” refers to adjustable rate mortgages; references to “Interest-Only Strips” refer to interest-only (“IO”) and inverse interest-only (“IIO”) securities issued as part of or collateralized with MBS; references to “TBA” refer to To-Be-Announced Securities; and references to "Residential Whole-Loans", "Residential Bridge Loans" and "Commercial Whole-Loans" (collectively “Whole-Loans”) refer to individual mortgage loans secured by single family, multifamily and commercial properties.

Note 1 — Organization

Western Asset Mortgage Capital Corporation, a Delaware corporation, and its subsidiaries (the “Company”) commenced operations in May 2012. The Company invests in, finances and manages a diversified portfolio of real estate related securities, whole-loans and other financial assets.  The Company’s portfolio is comprised of Agency RMBS (including TBAs), Agency CMBS, Non-Agency RMBS, Non-Agency CMBS and Whole-Loans. In addition, and to a significantly lesser extent, the Company has invested in other securities including certain Agency obligations that are not technically MBS as well as certain Non U.S. CMBS and in asset-backed securities (“ABS”) investments secured by a portfolio of private student loans.  The Company’s investment strategy is based on Western Asset Management Company’s (the “Manager”) perspective of which mix of portfolio assets it believes provides the Company with the best risk-reward opportunities at any given time.  The Manager will vary the allocation among various asset classes subject to maintaining the Company’s qualification as a REIT and maintaining its exemption from the Investment Company Act of 1940 (the “1940 Act”).  These restrictions limit the Company’s ability to invest in non-qualifying MBS, non-real estate assets and/or assets which are not secured by real estate.  Accordingly, the Company’s portfolio will continue to be principally invested in qualifying MBS, Whole-Loans and other real estate related assets.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited financial statements and related notes have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial reporting in accordance with Article 10 of Regulation S-X and the instructions to Form 10-Q.  Certain prior period amounts have been reclassified to conform to the current period’s presentation. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary have been made to present fairly the Company’s financial position, results of operations and cash flows. The results of operations for the period ended March 31, 2017, are not necessarily indicative of the results to be expected for the full year or any future period. These consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission (“SEC”) on March 7, 2017.

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

The remaining earnings are allocated to common stockholders and participating securities, to the extent that each security shares in earnings, as if all of the earnings for the period had been distributed.  Each total is then divided by the applicable number of weighted average outstanding common shares to arrive at basic earnings per share.  For the diluted earnings, the denominator includes the weighted average outstanding common shares and all potential common shares assumed issued if they are dilutive.  The numerator is adjusted for any changes in income or loss that would result from the assumed conversion of these potential common shares.

Offering Costs

Offering costs borne by the Company in connection with common stock offerings and private placements are reflected as a reduction of additional paid-in-capital. Offering costs borne by the Company in connection with its shelf registration will be deferred and recorded in "Other assets" until such time the Company completes a common stock offering where all or a portion will be reclassified and reflected as a reduction of additional paid-in-capital. The deferred offering costs will be expensed upon the expiration of the shelf if the Company does not complete an equity offering.

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

Valuation of Financial Instruments

The Company discloses the fair value of its financial instruments according to a fair value hierarchy (Levels I, II, and III, as defined below). ASC 820, "Fair Value Measurement and Disclosures" establishes a framework for measuring fair value and expands financial statement disclosure requirements for fair value measurements. ASC 820 further specifies a hierarchy of valuation techniques, which is based on whether the inputs into the valuation technique are observable or unobservable. The hierarchy is as follows:

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

The level in the fair value hierarchy within which a fair value measurement in its entirety falls is based on the lowest level input that is significant to the fair value measurement in its entirety.  Transfers between levels are determined by the Company at the end of the reporting period. Refer to Note 3 Fair Value of Financial Instruments.

Mortgage-Backed Securities and Other Securities

The Company's mortgage-backed securities and other securities portfolio primarily consists of Agency RMBS, Non-Agency RMBS, Agency CMBS and Non-Agency CMBS, ABS and other real estate related assets, these investments are recorded in accordance with ASC 320, “Investments - Debt and Equity Securities”, ASC 325-40, “Beneficial Interests in Securitized Financial Assets” or ASC 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality”. The Company has chosen to make a fair value election pursuant to ASC 825, “Financial Instruments” for its mortgage-backed securities and other securities portfolio. Electing the fair value option allows the Company to record changes in fair value in the Consolidated Statements of Operations as a component of “Unrealized gain (loss), net”.

When the Company purchases securities with evidence of credit deterioration since origination, it will analyze to determine if the guidance found in ASC 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” is applicable.

The Company evaluates securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis. The determination of whether a security is other-than-temporarily impaired involves judgments and assumptions based on subjective and objective factors. When the fair value of an investment security is less than its amortized cost at the balance sheet date, the security is considered impaired, and the impairment is designated as either “temporary” or “other-than-temporary.” When a security is impaired, an OTTI is considered to have occurred if (i) the Company intends to sell the security (i.e., a decision has been made as of the reporting date) or (ii) it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If the Company intends to sell the security or if it is more likely than not that the Company will be required to sell the real estate security before recovery of its amortized cost basis, the entire amount of the impairment loss, if any, is recognized in earnings as OTTI and the cost basis of the security is adjusted to its fair value. Additionally for securities accounted for under ASC 325-40 an OTTI is deemed to have occurred when there is an adverse change in the expected cash flows to be received and the fair value of the security is less than its carrying amount. In determining whether an adverse change in cash flows occurred, the present value of the remaining cash flows, as estimated at the initial transaction date (or the last date previously revised), is compared to the present value of the expected cash flows at the current reporting date. The estimated cash flows reflect those a “market participant” would use and are discounted at a rate equal to the current yield used to accrete interest income. Any resulting OTTI adjustments are reflected in the “Other than temporary impairment” in the Consolidated Statements of Operations.

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

Residential Whole-Loans

Investments in Residential Whole-Loans are recorded in accordance with ASC 310-20, "Nonrefundable Fees and Other Costs". The Company has chosen to make the fair value election pursuant to ASC 825 for its Residential Whole-Loan portfolio. Residential Whole-Loans are recorded at fair value in the Consolidated Balance Sheets with the periodic change in fair value being recorded in earnings in the Consolidated Statements of Operations as a component of "Unrealized gain (loss), net". All other costs incurred in connection with acquiring Residential Whole-Loans or committing to purchase these loans are charged to expense as incurred.

On a quarterly basis, the Company evaluates the collectability of both interest and principal of each loan, if circumstances warrant, to determine whether such loan is impaired. A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms. When a loan is impaired, the Company does not record an allowance for loan loss as the Company has elected the fair value option.  However, income recognition is suspended for loans at the earlier of the date at which payments become 90-days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired loan is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. A loan is written off when it is no longer realizable and/or legally discharged.

Residential Bridge Loans

Investments in Residential Bridge Loans are recorded in accordance with ASC 310-20, "Nonrefundable Fees and Other Costs". These loans are recorded at their principal amount outstanding, net of any premium or discount in the Consolidated Balance Sheets. All other costs incurred in connection with acquiring the Residential Bridge Loans or committing to purchase these loans are charged to expense as incurred.

On a quarterly basis, the Company evaluates the collectability of both interest and principal of each loan, if circumstances warrant, to determine whether such loan is impaired. A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms. When a loan is impaired, the impairment is then measured based on the present value of expected future cash flows discounted at the loan’s effective rate or the fair value of the collateral, if the loan is collateral dependent. Upon measurement of impairment, the Company records an allowance to reduce the carrying value of the loan with a corresponding charge to net income. Significant judgments are required in determining impairment, including assumptions regarding the value of the loan, the value of the underlying collateral and other provisions such as guarantees.

Income recognition is suspended for loans at the earlier of the date at which payments become 90-days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired loan is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. A loan is written off when it is no longer realizable and/or it is legally discharged.

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

Residential Whole-Loans and Residential Bridge Loans

Interest income on the Company's residential loan portfolio is recorded in accordance with ASC 835 using the effective interest method based on the contractual payment terms of the loan. Any premium amortization or discount accretion will be reflected as a component of "Interest income" in the Consolidated Statements of Operations.

Purchases and Sales of Investments

The Company accounts for a contract for the purchase or sale of securities, or other securities that do not yet exist on a trade date basis, which it intends to take possession and thus recognizes the acquisition or disposition of the securities at the inception of the contract.

Sales of investments are driven by the Company’s portfolio management process. The Company seeks to mitigate risks including those associated with prepayments and will opportunistically rotate the portfolio into securities and/or other investments the Company’s Manager believes have more favorable attributes. Strategies may also be employed to manage net capital gains, which need to be distributed for tax purposes. Realized gains or losses on sales of investments, including Agency Interest-Only Strips not characterized as derivatives, are a component of "Realized gain (loss) on sale of investments, net" in the Consolidated Statements of Operations, and are recorded at the time of disposition.  Realized gains or losses on Interest-Only Strips which are characterized as derivatives are a component of "Gain (loss) on derivative instruments, net" in the Consolidated Statements of Operations.

Foreign Currency Transactions

The Company has and expects to continue to enter into transactions denominated in foreign currency from time to time.  At the date the transaction is recognized, the asset and/or liability will be measured and recorded using the exchange rate in effect at the date of the transaction.  At each balance sheet date, such foreign currency assets and liabilities are re-measured using the exchange rate in effect at the date of the balance sheet, resulting in unrealized foreign currency gains or losses, which are recorded in "Other, net" in the Consolidated Statements of Operations.

Due From Counterparties/Due To Counterparties

In 2016, "Due from counterparties" represents cash posted by the Company with its counterparties as collateral for the Company’s interest rate and/or currency derivative financial instruments, repurchase agreements, and TBAs. "Due to counterparties" represents cash posted with the Company by its counterparties as collateral under the Company’s interest rate and/or currency derivative financial instruments, repurchase agreements, and TBAs.  Included in "Due from counterparties" and/or "Due to counterparties" are daily variation margin settlement amounts with counterparties which are based on the price movement of the Company’s futures contracts. However, commencing in 2017, daily variation margin on the Company's centrally cleared derivatives will be treated as a settlement and classified as a component either "Derivative assets, at fair value" or "Derivative liability, at fair value" in the Consolidated Balance Sheets. In addition, as provided below, "Due to counterparties" may include non-cash collateral in which the Company has the obligation to return and which the Company has either sold or pledged. To the extent the Company receives collateral other than cash from its counterparties such assets are not included in the Company’s Consolidated Balance Sheets.  Notwithstanding the foregoing, if the Company either rehypothecates such assets or pledges the assets as collateral pursuant to a repurchase agreement, the cash received and the corresponding liability are reflected in the Consolidated Balance Sheets.

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

GAAP requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and to measure those instruments at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative. The fair value adjustment will affect either other comprehensive income in stockholders’ equity until the hedged item is recognized in earnings or net income depending on whether the derivative instrument is designated and qualifies as a for hedge for accounting purposes and if so, the nature of the hedging activity.  The Company elected not to apply hedge accounting for its derivative instruments.  Accordingly, the Company records the change in fair value of its derivative instruments, which includes net interest rate swap payments/receipts (including accrued amounts) and net currency payments/receipts (including accrued amounts) related to interest rate swaps and currency swaps, respectively, in "Gain (loss) on derivative instruments, net" in its Consolidated Statements of Operations.

In January 2017, the CME amended its rulebooks to legally characterize variation margin payments and receipts for over-the-counter derivatives they clear as settlements of the derivatives' exposure rather than collateral against exposure. As a result of the change in legal characterization, effective January 1, 2017, variation margin is no longer classified in the Consolidated Balance Sheets in either "Due from counterparties" as collateral, but rather a component of the respective "Derivative asset, at fair value" or "Derivative liability, at fair value" in the Consolidated Balance Sheets. The variation margin is now considered partial settlements of the derivative contract and will result in realized gains or losses which prior to January 1, 2017 were classified as unrealized gains or losses on derivatives. Prior to the CME rulebook change variation margin was included in financing activities in the Company's Consolidated Statement of Cash Flows in either "Due from counterparties, net" or "Due from counterparties, net" . Commencing in January 2017, cash postings for variation margin are included in operating activities in the Consolidated Statement of Cash Flows.

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

Repurchase Agreements and Reverse Repurchase Agreements

Investments sold under repurchase agreements are treated as collateralized financing transactions, unless they meet all the criteria for sales treatment. Securities financed through a repurchase agreement remain in the Company's Consolidated Balance Sheets as assets and cash received from the lender is recorded in the Company's Consolidated Balance Sheets as a liability. Interest payable in accordance with repurchase agreements is recorded as "Accrued interest payable" in the Consolidated Balance Sheets. Interest paid (including accrued amounts) in accordance with repurchase agreements was recorded as interest expense.

The Company may borrow securities under reverse repurchase agreements to deliver a security owned and sold by the Company but pledged to a different counterparty under a separate repurchase agreement when in the Manager’s view terminating the outstanding repurchase agreement is not in the Company’s best interest.  Cash paid to the borrower is recorded in the Company’s Consolidated Balance Sheets as an asset.  Interest receivable in accordance with reverse repurchase agreements is recorded as accrued interest receivable in the Consolidated Balance Sheets. The Company reflects all proceeds on reverse repurchase agreement and repayment of reverse repurchase agreement, on a net basis in the Consolidated Statements of Cash Flows.  Upon sale of a pledged security, the Company recognizes an obligation to return the borrowed security in the Consolidated Balance Sheet in "Due to counterparties".  The Company establishes haircuts to ensure the market value of the underlying asset remains sufficient to protect the Company in the event of default by the counterparty.  Realized gains and losses associated with the sale of the security are recognized in "Realized gain (loss) on sale of investments, net" in the Consolidated Statements of Cash Flows.

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

Share-based Compensation

The Company accounts for share-based compensation to its independent directors, its Manager and to employees of its Manager and its affiliates using the fair value based methodology prescribed by GAAP.  Compensation cost related to restricted common stock issued to the Company’s independent directors and any employee of the Company including any such restricted stock which is subject to a deferred compensation program, and any employee of the Company is measured at its fair value at the grant date, and amortized into expense over the service period on a straight-line basis. Compensation cost related to restricted common stock issued to the Manager and to employees of the Manager, including officers and certain directors, of the Company who are employees of the Manager and its affiliates is initially measured at fair value at the grant date, and amortized into expense over the vesting period on a straight-line basis and re-measured on subsequent dates to the extent the awards are unvested.

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

Income Taxes

The Company operates and has elected to be taxed as a REIT commencing with its taxable year ended December 31, 2012. Accordingly, the Company will generally not be subject to corporate U.S. federal or state income tax to the extent that the Company makes qualifying distributions to stockholders, and provided that the Company satisfies, on a continuing basis, through actual investment and operating results, the REIT requirements including certain asset, income, distribution and stock ownership tests. If the Company fails to qualify as a REIT, and does not qualify for certain statutory relief provisions, the Company will be subject to U.S. federal, state and local income taxes and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year in which the Company lost its REIT qualification. Accordingly, the failure to qualify as a REIT could have a material adverse impact in the Company’s results of operations and amounts available for distribution to stockholders.

The dividends paid deduction for qualifying dividends paid to stockholders is computed using the Company’s taxable income as opposed to net income reported in the Consolidated Statements of Operations. Taxable income, generally, will differ from net income reported in the Consolidated Statements of Operations because the determination of taxable income is based on tax regulations and not GAAP.

The Company may create and elect to treat certain subsidiaries as Taxable REIT Subsidiaries ("TRS"). In general, a TRS may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business. A domestic TRS is subject to U.S. federal, state and local corporate income taxes, and for 2017 its value may not exceed 25% of the value of the Company; however, commencing in taxable year 2018 its value may not exceed 20% of the value of the Company. If the TRS generates net income it may declare dividends to the Company, which will be included in the Company’s taxable income and necessitate a distribution to its stockholders. Conversely, if the Company retains earnings at the TRS level, no distribution is required and it can increase book equity of the consolidated entity. As of March 31, 2017, the Company has a single wholly-owned subsidiary which it has elected to treat as a domestic TRS.

Current and deferred taxes are recorded on earnings (losses) recognized by the Company's TRS. Deferred income tax assets and liabilities are calculated based upon temporary differences between the Company's U.S. GAAP consolidated financial statements and the federal and state basis of assets and liabilities as of the Consolidated Balance Sheet date. The Company evaluates the realizability of its deferred tax assets and recognizes a valuation allowance if, based on available evidence, it is more likely than not that some or all of its deferred tax assets will not be realized. In evaluating the realizability of the deferred tax asset, the Company will consider the expected future taxable income, existing and projected book to tax differences as well as tax planning strategies. This analysis is inherently subjective, as it is based on forecasted earning and business and economic activity. Changes in estimates of deferred tax asset realizability, if any, are included in "Income tax provision" in the Consolidated Statements of Operations.

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

Accounting standards applicable to emerging growth companies

The JOBS Act contains provisions that relax certain requirements for “emerging growth companies”, which includes the Company. For as long as the Company is an emerging growth company, which may be up to five full fiscal years, unlike other public companies, the Company will not be required to: (i) comply with any new or revised financial accounting standards applicable to public companies until such standards are also applicable to private companies under Section 102(b)(1) of the JOBS Act; (ii) provide an auditor’s attestation report on management’s assessment of the effectiveness of the Company’s system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act; (iii) comply with any new requirements adopted by the PCAOB requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer; or (iv) comply with any new audit rules adopted by the PCAOB after April 5, 2012, unless the SEC determines otherwise. The Company currently takes advantage of some of these exemptions. The Company’s qualification for remaining an emerging growth company under the five full fiscal years expires on December 31, 2017. However, the Company will no longer qualify for such exemption if its gross revenue for any year equals or exceeds $1.0 billion, the Company issues more than $1.0 billion in non-convertible debt during the three previous years, or if the Company is deemed to be a large accelerated filer. The Company has not elected to use the extended transition period for complying with any new or revised financial accounting standards.

Recent accounting pronouncements

Accounting Standards Adopted in 2017

In March 2016, the FASB issued ASU 2016-9, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The guidance changes the accounting for certain aspects of share-based payments to employees. The guidance requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid in capital pools. The guidance also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis.  For a public company, the standard is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period.   The Company does not have direct employees and is externally managed; therefore, the 2017 adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

Accounting Standards to be Adopted in Future Periods

In May 2014, the FASB issued ASU 2014-9, “Revenue from Contracts with Customers (Topic 606).” The guidance changes an entity’s recognition of revenue from contracts with customers.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  In addition, the new guidance requires improved disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In March 2016, the FASB issued implementation guidance which clarifies principal versus agent considerations in reporting revenue gross versus net (ASU 2016-8). In April 2016, the FASB issued implementation guidance which clarifies the identification of performance obligations (ASU 2016-10). In May 2016, the FASB issued amendments that affect only the narrow aspects of Topic 606 (ASU2016-12). In applying the new guidance, an entity may use either a retrospective approach to each prior reporting period or a retrospective approach with the cumulative effect recognized at the date of initial application. For a public company, the standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company is evaluating the new guidance and does not expect it to have a material impact on the Company’s consolidated financial statements. The Company has not yet determined the method by which it will adopt the standard in 2017.

In January 2016, the FASB issued ASU 2016-1, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The guidance improves certain aspects of recognition, measurement, presentation, and disclosure of financial instruments.  The standard is effective for a public company for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years.   The Company is currently assessing the impact that this guidance will have on its consolidated financial statements when adopted. It will apply the guidance by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption.  The guidance related to equity securities without readily determinable fair values will be applied prospectively to equity investments that exist at the date of adoption.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The guidance requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected by deducting an allowance for credit losses from the amortized cost basis of the financial assets. For available-for-sale debt securities, the new guidance aligns the income statement recognition of credit losses with the reporting period in which changes occur by recording credit losses through an allowance rather than a write-down and allowing subsequent reversals in credit loss estimates to be recognized in current income. The measurement of expected credit losses will be based on historical experience, current conditions and reasonable and supportable forecasts. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. For a public company, the standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption will be permitted for fiscal years beginning after December 15, 2018. The guidance should be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. For certain assets, a prospective transition approach is required. The Company is currently assessing the impact that this guidance will have on its consolidated financial statements when adopted.

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

 In November 2016, the FASB issued ASU 2016-18 "Statement of Cash Flows (Topic 230): Restricted Cash, a consensus of the FASB's Emerging Issues Task Force." The guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents as well as disclose information about the nature of the restrictions on its cash and cash equivalents. For public business entities, the guidance is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The guidance should be applied using a retrospective transition method to each period presented. The Company is currently assessing the impact that this guidance will have on its consolidated financial statements and does not believe it will have a material impact when adopted.

In January 2017, the FASB issued ASU 2017-01 "Business Combinations (Topic 805): Clarifying the Definition of a Business." The amendments in this update provide a screen to determine when an integrated set of assets and activities (collectively referred to as a “set”) is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. If the screen is not met, the amendments in this update (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. For public business entities, the guidance is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The guidance should be applied prospectively on or after the effective date. The Company is currently assessing the impact that this guidance will have on its consolidated financial statements however we do not believe it will have a material impact when adopted.

Note 3 — Fair Value of Financial Instruments

The following tables present the Company’s financial instruments carried at fair value as of March 31, 2017 and December 31, 2016, based upon the valuation hierarchy (dollars in thousands):

	March 31, 2017
	Fair Value
	Level I	Level II	Level III	Total
Assets
Agency RMBS:
20-Year mortgage	$—	$255,136	$—	$255,136
30-Year mortgage	—	686,145	—	686,145
40-Year mortgage	—	100,791	—	100,791
Agency RMBS Interest-Only Strips	—	17,160	—	17,160
Agency RMBS Interest-Only Strips accounted for as derivatives, included in MBS	—	15,069	—	15,069
Agency CMBS	—	1,062,129	50,273	1,112,402
Agency CMBS Interest-Only Strips	—	14	—	14
Agency CMBS Interest-Only Strips accounted for as derivatives, included in MBS	—	7,285	—	7,285
Subtotal Agency MBS	—	2,143,729	50,273	2,194,002

Non-Agency RMBS	—	48,686	15,622	64,308
Non-Agency CMBS	—	342,115	—	342,115
Subtotal Non-Agency MBS	—	390,801	15,622	406,423

Other securities	—	93,055	21,432	114,487
Total mortgage-backed securities and other securities	—	2,627,585	87,327	2,714,912

Residential Whole-Loans	—	—	215,800	215,800
Securitized commercial loan	—	—	24,500	24,500
Derivative assets	1,551	8,010	—	9,561
Total Assets	$1,551	$2,635,595	$327,627	$2,964,773

Liabilities
Derivative liabilities	$1,221	$8,588	$459	$10,268
Securitized debt	—	—	10,780	10,780
Total Liabilities	$1,221	$8,588	$11,239	$21,048

	December 31, 2016
	Fair Value
	Level I	Level II	Level III	Total
Assets
Agency RMBS:
20-Year mortgage	$—	$498,470	$—	$498,470
30-Year mortgage	—	935,207	—	935,207
Agency RMBS Interest-Only Strips	—	19,790	—	19,790
Agency RMBS Interest-Only Strips accounted for as derivatives, included in MBS	—	16,503	—	16,503
Agency CMBS	—	290,605	73,059	363,664
Agency CMBS Interest-Only Strips	—	231	—	231
Agency CMBS Interest-Only Strips accounted for as derivatives, included in MBS	—	7,729	—	7,729
Subtotal Agency MBS	—	1,768,535	73,059	1,841,594

Non-Agency RMBS	—	240,422	619	241,041
Non-Agency RMBS Interest-Only Strips	—	—	64,116	64,116
Non-Agency RMBS Interest-Only Strips accounted for as derivatives, included in MBS	—	—	3,085	3,085
Non-Agency CMBS	—	351,163	7,756	358,919
Subtotal Non-Agency MBS	—	591,585	75,576	667,161

Other securities	—	36,406	31,356	67,762
Total mortgage-backed securities and other securities	—	2,396,526	179,991	2,576,517

Residential Whole-Loans	—	—	192,136	192,136
Securitized commercial loan	—	—	24,225	24,225
Derivative assets	71	20,500	—	20,571
Total Assets	$71	$2,417,026	$396,352	$2,813,449

Liabilities
Derivative liabilities	$2,487	$177,998	$1,673	$182,158
Securitized debt	—	—	10,659	10,659
Total Liabilities	$2,487	$177,998	$12,332	$192,817

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

Securitized commercial loan and securitized debt

Values for the Company’s securitized commercial loan and securitized debt are based on which fair value is more observable of the fair value of the securitized commercial loan or the securitized debt.  Since there is an extremely limited market for the securitized commercial loan, the Company determined the fair value of the securitized debt was more observable.  The fair value of the securitized debt was based upon a third party broker quote, which is validated by the Manager’s pricing group. Due to the inherent uncertainty of such valuation the Company classifies its securitized commercial loan and securitized debt as Level III.

Derivatives

Values for the Company's derivatives are based upon prices from third party pricing services, whose pricing is subject to review by the Manager’s pricing committee. In valuing its over-the-counter interest rate derivatives, such as swaps and swaptions, its currency derivatives, such as swaps and forwards and credit derivatives such as total return swaps, the Company considers the creditworthiness of both the Company and its counterparties, along with collateral provisions contained in each derivative agreement, from the perspective of both the Company and its counterparties. No credit valuation adjustment was made in determining the fair value of interest rate and/or currency derivatives for the periods ended March 31, 2017 and December 31, 2016.

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

The following tables present additional information about the Company’s financial instruments which are measured at fair value on a recurring basis for which the Company has utilized Level III inputs to determine fair value:

	Three months ended March 31, 2017
$ in thousands	Mortgage- backed securities and other securities	Residential Whole-Loans	Securitized commercial loan	Securitized debt	Derivative liability
Beginning balance	$179,991	$192,136	$24,225	$10,659	$1,673
Transfers into Level III from Level II	15,610	—	—	—	—
Transfers from Level III into Level II	(90,376)	—	—	—	—
Purchases	50,012	35,671	—	—	—
Sales and settlements	(60,132)	—	—	—	514
Principal repayments	(549)	(12,137)	—	—	—
Total net gains / (losses) included in net income
Realized gains/(losses), net	2,623	—	—	—	(514)
Other than temporary impairment	(1,264)	—	—	—	—
Unrealized gains/(losses), net on assets(1)	(8,650)	378	275	—	—
Unrealized (gains)/losses, net on liabilities (2)	—	—	—	121	(1,214)
Premium and discount amortization, net	62	(248)	—	—	—
Ending balance	$87,327	$215,800	$24,500	$10,780	$459

(1)
For Mortgage-backed securities and other securities, Residential Whole-Loans and Securitized commercial loans classified as Level III at March 31, 2017, the Company recorded gross unrealized gains of approximately $261 thousand, $699 thousand and $275 thousand, respectively, and gross unrealized losses of approximately $219 thousand, $172 thousand and $0, respectively, for the three months ended March 31, 2017. These gains and losses are included in "Unrealized gain (loss), net" in the Consolidated Statements of Operations.

(2)
For securitized debt and derivative liability classified as Level III at March 31, 2017, the Company recorded gross unrealized gains of $0 and $1.2 million, respectively, and gross unrealized losses of $121 thousand and $0, respectively, for the three months ended March 31, 2017. These gains and losses are included in "Unrealized gain (loss), net" and "Gain (loss) on derivative instruments, net" in the Consolidated Statements of Operations, respectively.

	Three months ended March 31, 2016
$ in thousands	Mortgage- backed securities and other securities	Residential Whole-Loans	Securitized commercial loan	Securitized debt	Derivative liability
Beginning balance	$466,336	$218,538	$25,000	$11,000	$—
Transfers into Level III from Level II	—	—	—	—	—
Transfers from Level III into Level II	(158,566)	—	—	—	—
Purchases	94	—	—	—	—
Sales and settlements	(68,910)	—	—	—	—
Principal repayments	(4,021)	(17,221)	—	—	—
Total net gains / (losses) included in net income
Realized gains/(losses), net	(6,191)	—	—	—	—
Other than temporary impairment	(4,063)	—	—	—	—
Unrealized gains/(losses), net on assets(1)	10,719	547	(1,325)	—	—
Unrealized (gains)/losses, net on liabilities (2)	—	—	—	(583)	866
Premium and discount amortization, net	(2,392)	(597)	—	—	—
Ending balance	$233,006	$201,267	$23,675	$10,417	$866

(1)
For Mortgage-backed securities and other securities, Residential Whole-Loans and Securitized commercial loans classified as Level III at March 31, 2016, the Company recorded gross unrealized gains of approximately $17.1 million, $790 thousand and $0, respectively, and gross unrealized losses of approximately $2.6 million, $24 thousand and $1.3 million, respectively, for the three months ended March 31, 2016. These gains and losses are included in "Unrealized gain (loss), net" in the Consolidated Statements of Operations.

(2)
For securitized debt and derivative liability classified as Level III at March 31, 2016, the Company recorded gross unrealized gains of $583 thousand and $0, respectively, and gross unrealized losses of $0 and $866 thousand, respectively, for the three months ended March 31, 2016. These gains and losses are included in "Unrealized gain (loss), net" and "Gain (loss) on derivative instruments, net" in the Consolidated Statements of Operations.

Transfers between hierarchy levels for the three months ended March 31, 2017 and March 31, 2016 were based on the availability of sufficient observable inputs to meet Level II versus Level III criteria.  The leveling of these assets was based on information received from a third party pricing service which, along with the back-testing of historical sales transactions performed by the Manager provided the sufficient observable data for the movement from Level III to Level II. The Company did not have transfers between Level I and Level II for the three months ended March 31, 2017 and March 31, 2016.

Other Fair Value Disclosures

"Due from counterparties" and "Due to counterparties" in the Company’s Consolidated Balance Sheets are reflected at cost which approximates fair value.

The fair value of the Residential Bridge Loans and repurchase agreements is based on a net present value technique. This method discounts future estimated cash flows using rates the Company determined best estimates current market interest rates that would be offered for loans with similar characteristics and credit quality. The use of different market assumptions or estimation methodologies could have a material effect on the fair value amounts. At March 31, 2017, the Company’s borrowings under repurchase agreements and its Residential Bridge Loans had a carrying value of approximately $2.3 billion and $33.2 million, respectively, which approximates their fair value.

Note 4 – Mortgage-Backed Securities and other securities

The following tables present certain information about the Company’s investment portfolio at March 31, 2017 and December 31, 2016 (dollars in thousands):

	March 31, 2017
	Principal Balance	Unamortized Premium (Discount), net	Discount Designated as Credit Reserve and OTTI	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Net Weighted Average Coupon (1)
Agency RMBS:
20-Year mortgage	$242,397	$13,429	$—	$255,826	$1,125	$(1,815)	$255,136	3.8%
30-Year mortgage	643,131	49,624	—	692,755	3,188	(9,798)	686,145	4.2%
40-Year mortgage	98,748	1,173	—	99,921	870	—	100,791	3.5%
Agency RMBS Interest-Only Strips (2)	N/A	N/A	N/A	16,219	1,052	(111)	17,160	2.9%	(2)
Agency RMBS Interest-Only Strips, accounted for as derivatives (2) (3)	N/A	N/A	N/A	N/A	N/A	N/A	15,069	3.2%	(2)
Agency CMBS	1,124,505	(15,651)	—	1,108,854	5,055	(1,507)	1,112,402	2.9%
Agency CMBS Interest-Only Strips(2)	N/A	N/A	N/A	—	14	—	14	3.2%	(2)
Agency CMBS Interest-Only Strips accounted for as derivatives(2) (3)	N/A	N/A	N/A	N/A	N/A	N/A	7,285	0.6%	(2)
Subtotal Agency MBS	2,108,781	48,575	—	2,173,575	11,304	(13,231)	2,194,002	3.1%

Non-Agency RMBS	86,024	(1,589)	(22,277)	62,158	2,272	(122)	64,308	2.9%
Non-Agency CMBS	447,375	(66,484)	(19,512)	361,379	2,641	(21,905)	342,115	4.9%
Subtotal Non-Agency MBS	533,399	(68,073)	(41,789)	423,537	4,913	(22,027)	406,423	4.6%

Other securities (4)	90,665	5,830	(5,728)	113,471	2,813	(1,797)	114,487	6.8%
Total	$2,732,845	$(13,668)	$(47,517)	$2,710,583	$19,030	$(37,055)	$2,714,912	3.5%

	December 31, 2016
	Principal Balance	Unamortized Premium (Discount), net	Discount Designated as Credit Reserve and OTTI	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Net Weighted Average Coupon (1)
Agency RMBS:
20-Year mortgage	$470,975	$25,741	$—	$496,716	$3,689	$(1,935)	$498,470	3.9%
30-Year mortgage	878,599	63,608	—	942,207	5,209	(12,209)	935,207	4.1%
Agency RMBS Interest-Only Strips (2)	N/A	N/A	N/A	18,810	1,301	(321)	19,790	3.0%	(2)
Agency RMBS Interest-Only Strips, accounted for as derivatives (2) (3)	N/A	N/A	N/A	N/A	N/A	N/A	16,503	3.2%	(2)
Agency CMBS	377,286	(15,383)	—	361,903	2,021	(260)	363,664	2.6%
Agency CMBS Interest-Only Strips(2)	N/A	N/A	N/A	210	21	—	231	4.3%	(2)
Agency CMBS Interest-Only Strips accounted for as derivatives (2) (3)	N/A	N/A	N/A	N/A	N/A	N/A	7,729	0.6%	(2)
Subtotal Agency MBS	1,726,860	73,966	—	1,819,846	12,241	(14,725)	1,841,594	3.3%

Non-Agency RMBS	340,759	(294)	(108,399)	232,066	11,210	(2,235)	241,041	4.5%
Non-Agency RMBS Interest- Only Strips (2)	N/A	N/A	N/A	55,754	8,362	—	64,116	5.6%	(2)
Non-Agency RMBS Interest-Only Strips, accounted for as derivatives (2) (3)	N/A	N/A	N/A	N/A	N/A	N/A	3,085	4.6%	(2)
Non-Agency CMBS	473,024	(69,436)	(17,787)	385,801	3,164	(30,046)	358,919	5.0%
Subtotal Non-Agency MBS	813,783	(69,730)	(126,186)	673,621	22,736	(32,281)	667,161	5.0%

Other securities (4)	44,838	4,435	(4,298)	68,085	1,271	(1,594)	67,762	8.2%
Total	$2,585,481	$8,671	$(130,484)	$2,561,552	$36,248	$(48,600)	$2,576,517	3.9%

(1)	Net weighted average coupon as of March 31, 2017 and December 31, 2016 is presented, net of servicing and other fees.

(2)
IOs and IIOs have no principal balances and bear interest based on a notional balance.  The notional balance is used solely to determine interest distributions on interest-only class of securities.  At March 31, 2017, the notional balance for Agency RMBS IOs and IIOs, Agency RMBS IOs and IIOs, accounted for as derivatives, Agency CMBS IOs and IIOs, accounted for as derivatives and Agency CMBS IOs and IIOs was $185.7 million, $175.8 million, $217.8 million and $25.3 million, respectively.  At December 31, 2016, the notional balance for Agency RMBS IOs and IIOs, Non-Agency RMBS IOs and IIOs, Agency RMBS IOs and IIOs, accounted for as derivatives, Non-Agency RMBS IOs and IIOs, accounted for as derivatives, Agency CMBS IOs and IIOs, accounted for as derivatives and Agency CMBS IOs and IIOs was $201.6 million, $278.4 million, $188.1 million, $20.7 million, $221.8 million and $32.8 million, respectively.

(3)	Interest on these securities is reported as a component of "Gain (loss) on derivative instruments, net" in the Consolidated Statements of Operations.

(4)
Other securities include residual interests in asset-backed securities which have no principal balance and an amortized cost of approximately $22.7 million and $23.1 million, as of March 31, 2017 and December 31, 2016, respectively.

As of March 31, 2017 and December 31, 2016 the weighted average expected remaining term of the MBS and other securities investment portfolio was 7.8 years and 7.1 years, respectively.

The following table presents the changes in the components of the Company’s purchase discount and amortizable premium on its Non-Agency RMBS, Non-Agency CMBS and other securities for the three months ended March 31, 2017 and March 31, 2016 (dollars in thousands):

	Three months ended March 31, 2017			Three months ended March 31, 2016
	Discount Designated as Credit Reserve and OTTI	Accretable Discount(1)	Amortizable Premium(1)	Discount Designated as Credit Reserve and OTTI	Accretable Discount(1)	Amortizable Premium(1)
Balance at beginning of period	$(130,484)	$(109,822)	$44,527	$(152,750)	$(145,532)	$56,163
Accretion of discount	—	3,232	—	—	4,737	—
Amortization of premium	—	—	(642)	—	—	(1,702)
Realized credit losses	1,781	—	—	3,666	—	—
Purchases	(1,724)	(668)	1,522	—	(2,265)	—
Sales	87,741	29,620	(30,471)	28,154	7,831	(8,436)
Net impairment losses recognized in earnings	(4,372)	—	—	(8,445)	—	—
Transfers/release of credit reserve(2)	(459)	(935)	1,394	11,285	(8,667)	(2,618)
Balance at end of period	$(47,517)	$(78,573)	$16,330	$(118,090)	$(143,896)	$43,407

(1)	Together with coupon interest, accretable purchase discount and amortizable premium is recognized as interest income over the life of the security.

(2)	Subsequent reductions of a security’s non-accretable discount results in a corresponding reduction in its amortizable premium.

The following tables present the fair value and contractual maturities of the Company’s investment securities at March 31, 2017 and December 31, 2016 (dollars in thousands):

	March 31, 2017
	< or equal to 10 years	> 10 years and < or equal to 20 years	> 20 years and < or equal to 30 years	> 30 years	Total
Agency RMBS:
20-Year mortgage	$—	$255,136	$—	$—	$255,136
30-Year mortgage	—	—	686,145	—	686,145
40-Year mortgage	—	—	—	100,791	100,791
Agency RMBS Interest-Only Strips	1,249	9,222	6,689	—	17,160
Agency RMBS Interest-Only Strips, accounted for as derivatives	2,200	7,286	5,583	—	15,069
Agency CMBS	825,886	286,516	—	—	1,112,402
Agency CMBS Interest-Only Strips	14	—	—	—	14
Agency CMBS Interest-Only Strips accounted for as derivatives	—	—	—	7,285	7,285
Subtotal Agency	829,349	558,160	698,417	108,076	2,194,002

Non-Agency RMBS	13	48,525	8,460	7,310	64,308
Non-Agency CMBS	15,871	32,510	138,197	155,537	342,115
Subtotal Non-Agency	15,884	81,035	146,657	162,847	406,423

Other securities	—	87,841	5,214	21,432	114,487
Total	$845,233	$727,036	$850,288	$292,355	$2,714,912

	December 31, 2016
	< or equal to 10 years	> 10 years and < or equal to 20 years	> 20 years and < or equal to 30 years	> 30 years	Total
Agency RMBS:
20-Year mortgage	$—	$498,470	$—	$—	$498,470
30-Year mortgage	—	—	935,207	—	935,207
Agency RMBS Interest-Only Strips	499	10,434	8,857	—	19,790
Agency RMBS Interest-Only Strips, accounted for as derivatives	807	9,476	6,220	—	16,503
Agency CMBS	282,911	80,753	—	—	363,664
Agency CMBS Interest-Only Strips	231	—	—	—	231
Agency CMBS Interest-Only Strips accounted for as derivatives	—	—	—	7,729	7,729
Subtotal Agency	284,448	599,133	950,284	7,729	1,841,594

Non-Agency RMBS	13	65,780	54,408	120,840	241,041
Non-Agency RMBS Interest- Only Strips	—	4,955	10,724	48,437	64,116
Non-Agency RMBS Interest-Only Strips, accounted for as derivatives	—	—	1,043	2,042	3,085
Non-Agency CMBS	15,865	37,998	134,941	170,115	358,919
Subtotal Non-Agency	15,878	108,733	201,116	341,434	667,161

Other securities	—	40,360	5,346	22,056	67,762
Total	$300,326	$748,226	$1,156,746	$371,219	$2,576,517

The following tables present the gross unrealized losses and estimated fair value of the Company’s MBS and other securities by length of time that such securities have been in a continuous unrealized loss position at March 31, 2017 and December 31, 2016 (dollars in thousands):

	March 31, 2017
	Less than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Agency RMBS:
20-Year mortgage	$118,330	$(1,815)	44	$—	$—	—	$118,330	$(1,815)	44
30-Year mortgage	323,621	(8,814)	56	21,439	(984)	13	345,060	(9,798)	69
Agency RMBS Interest-Only Strips	2,569	(40)	4	1,509	(71)	2	4,078	(111)	6
Agency CMBS	406,877	(1,507)	22	—	—	—	406,877	(1,507)	22
Subtotal Agency	851,397	(12,176)	126	22,948	(1,055)	15	874,345	(13,231)	141

Non-Agency RMBS	—	—	—	12,026	(122)	2	12,026	(122)	2
Non-Agency CMBS	54,998	(1,680)	17	191,567	(20,225)	43	246,565	(21,905)	60
Subtotal Non-Agency	54,998	(1,680)	17	203,593	(20,347)	45	258,591	(22,027)	62

Other securities	37,741	(563)	2	22,862	(1,234)	2	60,603	(1,797)	4
Total	$944,136	$(14,419)	145	$249,403	$(22,636)	62	$1,193,539	$(37,055)	207

	December 31, 2016
	Less than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Agency RMBS:
20-Year mortgage	$142,749	$(1,935)	47	$—	$—	—	$142,749	$(1,935)	47
30-Year mortgage	432,949	(11,264)	54	22,586	(945)	13	455,535	(12,209)	67
Agency RMBS Interest-Only Strips	6,105	(227)	6	1,630	(94)	2	7,735	(321)	8
Agency CMBS	145,791	(260)	7	—	—	—	145,791	(260)	7
Subtotal Agency	727,594	(13,686)	114	24,216	(1,039)	15	751,810	(14,725)	129

Non-Agency RMBS	11,628	(50)	3	33,034	(2,185)	6	44,662	(2,235)	9
Non-Agency CMBS	59,529	(4,031)	17	208,288	(26,015)	47	267,817	(30,046)	64
Subtotal Non-Agency	71,157	(4,081)	20	241,322	(28,200)	53	312,479	(32,281)	73

Other securities	7,966	(415)	1	23,390	(1,179)	2	31,356	(1,594)	3
Total	$806,717	$(18,182)	135	$288,928	$(30,418)	70	$1,095,645	$(48,600)	205
At March 31, 2017, the Company did not intend to sell any of its MBS and other securities that were in an unrealized loss position, and it is “more likely than not” that the Company will not be required to sell these MBS and other securities before recovery of their amortized cost basis, which may be at their maturity.

The Company assesses its Agency MBS, Non-Agency MBS and other securities, excluding Interest-Only Strips, rated AA and higher at the time of purchase for other-than-temporary impairment on at least a quarterly basis. When the fair value of an investment is less than its amortized cost at the balance sheet date of the reporting period for which impairment is assessed, the impairment is designated as either “temporary” or “other-than-temporary.” In deciding on whether or not a security is other-than-temporarily impaired, the Company considers several factors, including the nature of the investment, communications (if any) from the securitization trustee regarding the credit quality of the security, the severity and duration of the impairment, the cause of the impairment, and the Company’s intent not to sell the security and that it is more likely than not that the Company will not be required to sell the security until recovery of its amortized cost.  In addition, an other-than-temporary impairment is deemed to have occurred when there is an adverse change in the expected cash flows (principal or interest) to be received and the fair value of the security is less than its carrying amount.  In determining whether an adverse change in cash flows occurred, the present value of the remaining cash flows, as estimated at the initial transaction date (or the last date previously revised), is compared to the present value of the expected cash flows at the current reporting date.  The estimated cash flows reflect those a “market participant” would use and are discounted at a rate equal to the current yield used to accrete interest income.  These adjustments are reflected in the Company’s Consolidated Statements of Operations as "Other than temporary impairment".

For Non-Agency MBS and other securities rated below AA at the time of purchase and Agency and Non-Agency Interest-Only Strips, excluding Interest-Only Strips classified as derivatives, an other-than-temporary impairment is deemed to have occurred when there is an adverse change in the expected cash flows (principal or interest) to be received and the fair value of the beneficial interest is less than its carrying amount.  Other than for “plain-vanilla” variable rate Non-Agency MBS, the Company does not bifurcate the loss between credit loss and loss attributed to change in interest rates, therefore, the entire loss is recorded as other-than-temporary. These adjustments are reflected in the Company’s Consolidated Statements of Operations as "Other than temporary impairment". In determining whether an adverse change in cash flows occurred, the present value of the remaining cash flows, as estimated at the initial transaction date (or the last date previously revised), is compared to the present value of the expected cash flows at the current reporting date.  The estimated cash flows reflect those a “market participant” would use and are discounted at a rate equal to the current yield used to accrete interest income. If an other-than-temporary impairment is recognized as a result of this analysis, the yield is maintained at the current accretion rate. The last revised estimated cash flows are then used for future impairment analysis purposes.  The Company’s prepayment speed estimate was the primary assumption used to determine other-than temporary-impairments for Interest-Only Strips, excluding Agency and Non-Agency Interest-Only Strips accounted for as derivatives, for the three months ended March 31, 2017, and March 31, 2016.

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

The following table presents the OTTI the Company recorded on its securities portfolio (dollars in thousands):

	For the three months ended March 31, 2017	For the three months ended March 31, 2016
Agency RMBS	$499	$727
Non-Agency RMBS	—	4,917
Non-Agency CMBS	4,334	2,785
Other securities	1,264	2,368
Total	$6,097	$10,797

The following table presents components of interest income on the Company’s MBS and other securities (dollars in thousands) for the three months ended March 31, 2017 and March 31, 2016, respectively:

	For the three months ended March 31, 2017			For the three months ended March 31, 2016
	Coupon Interest	Net (Premium Amortization/Amortization Basis) Discount Amortization	Interest Income	Coupon Interest	Net (Premium Amortization/Amortization Basis) Discount Amortization	Interest Income
Agency RMBS	$11,322	$(4,028)	$7,294	$17,323	$(8,505)	$8,818
Agency CMBS	4,905	269	5,174	788	(429)	359
Non-Agency RMBS	3,353	(461)	2,892	9,778	(1,836)	7,942
Non-Agency CMBS	5,520	2,169	7,689	6,784	1,788	8,572
Other securities	1,407	821	2,228	694	798	1,492
Total	$26,507	$(1,230)	$25,277	$35,367	$(8,184)	$27,183

The following table presents the sales and realized gain (loss) of the Company’s MBS and other securities (dollars in thousands) for the three months ended March 31, 2017 and March 31, 2016, respectively:

	For the three months ended March 31, 2017				For the three months ended March 31, 2016
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Agency RMBS (1)	$550,351	$3,531	$(3,640)	$(109)	$310,480	$5,250	$(5,151)	$99
Agency CMBS	—	—	—	—	6,776	—	(55)	(55)
Non-Agency RMBS (2)	243,811	24,389	(2,242)	22,147	82,801	1,219	(4,244)	(3,025)
Non-Agency CMBS	19,817	6	(732)	(726)	12,259	—	(2,783)	(2,783)
Other securities	22,946	—	(54)	(54)	750,226	1,818	(2,109)	(291)
Total	$836,925	$27,926	$(6,668)	$21,258	$1,162,542	$8,287	$(14,342)	$(6,055)

(1)
For the three months ended March 31, 2016, excludes proceeds for Agency RMBS Interest-Only Strips, accounted for as derivatives, of approximately $4.2 million, gross realized gains of $300 thousand and no gross realized losses.

(2)
For the three months ended March 31, 2017, excludes proceeds for Non-Agency RMBS Interest-Only Strips, accounted for as derivatives, of approximately $2.2 million, gross realized gains of $274 thousand and gross realized losses of $180 thousand.

Note 5 — Variable Interest Entities

Residential Whole-Loan Trust

The consolidated financial statements also include the consolidation of a residential whole-loan trust that met the definition of a VIE related to the acquisition of Residential Whole-Loans in which the Company has determined itself to be the primary beneficiary of such trust. The Company determined that it was the primary beneficiary of the Residential Whole-Loan trust, because it was involved in certain aspects of the design of the trust, has certain oversight rights on defaulted assets and has other significant decision making powers. In addition, the Company has the obligation to absorb losses and the right to receive benefits from the trust that could potentially be significant to the trust.  The trust has issued a trust certificate to the Company, which represents the beneficial interest in pools of Residential Whole-Loans held by the trust. As of March 31, 2017, the Company financed the trust certificate with $176.4 million of repurchase borrowings, which is a liability held outside the trust. The Company classifies the underlying Residential Whole-Loans owned by the trust in "Residential Whole-Loans, at fair value" in the Consolidated Balance Sheets and has eliminated the intercompany trust certificate in consolidation.

Residential Bridge Loan Trust

In February 2017, Revolving Mortgage Investment Trust 2017-BRQ1 ("RMI Trust") issued a trust certificate to the Company, which represents the beneficial interest in pools of Residential Bridge Loans held by the trust. Residential Bridge Loans are mortgage loans secured by non owner occupied single family or multifamily residences, typically short-term. The Company determined that RMI Trust was a VIE and itself the primary beneficiary because it was involved in certain aspects of the design of the trust, has certain oversight rights on defaulted assets and has other significant decision making powers. In addition, the Company has the obligation to absorb losses and the right to receive benefits from the trust that could potentially be significant to the trust. As of March 31, 2017, the Company financed the trust certificate with $30.3 million of repurchase borrowings, which is a liability held outside the trust. The Company classifies the underlying Residential Bridge Loans owned by the trust in "Residential Bridge Loans" which are carried at amortized cost in the Consolidated Balance Sheets and has eliminated the intercompany trust certificate in consolidation.

Commercial Loan Trust

In November 2015, the Company acquired a $14.0 million interest in the trust certificate issued by CMSC Trust 2015 - Longhouse MZ (“CMSC Trust”), with a fair value of $13.7 million at March 31, 2017, which is financed with $6.8 million of repurchase borrowings. The Company determined that CMSC Trust was a VIE and itself the primary beneficiary because it was involved in certain aspects of the design of the trust, has certain oversight rights on defaulted assets and has other significant decision making powers. In addition, the Company has the obligation to absorb losses and the right to receive benefits from the trust that could potentially be significant to the trust. The CMSC Trust holds a $25.0 million mezzanine loan collateralized by interests in commercial real estate.  The mezzanine loan serves as collateral for the $25.0 million of trust certificates issued. As of March 31, 2017, the Company classified the mezzanine loan at fair value in "Securitized commercial loan, at fair value" in the Consolidated Balance Sheets.  The $25.0 million of trust certificates, of which $14.0 million was eliminated in consolidation and the remaining $11.0 million held by an affiliate is carried at a fair value of $10.8 million and classified as "Securitized debt, at fair value" in the Consolidated Balance Sheets. As of March 31, 2017, the aggregate fair value of the securitized debt issued by the consolidated VIE was $10.8 million which is classified as Securitized debt, at fair value in the Company’s Consolidated Balance Sheets.  The cost of financing the securitized debt is approximately 8.9%.

The Company assesses modifications to VIEs on an ongoing basis to determine if a significant reconsideration event has occurred that would change the Company’s initial consolidation assessment.  The three consolidated trusts hold 535 performing Residential Whole-Loans, 103 performing Residential Bridge Loans and 1 performing commercial loan as of March 31, 2017.

The following table presents a summary of the assets and liabilities of the residential and commercial loan trusts included in the Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016 (dollars in thousands).

	March 31, 2017	December 31, 2016
Residential Whole-Loans, at fair value	$215,800	$192,136
Residential Bridge Loans	33,204	—
Securitized commercial loan, at fair value	24,500	24,225
Investment related receivable	7,471	1,241
Accrued interest receivable	2,329	1,622
Other assets	93	—
Total assets	$283,397	$219,224
Securitized debt, at fair value	$10,780	$10,659
Accrued interest payable	85	85
Accounts payable and accrued expenses	86	2
Total liabilities	$10,951	$10,746

The Company’s risk with respect to its investment in each trust is limited to its direct ownership in the trust. The Residential Whole-Loans, Residential Bridge Loans and securitized commercial loan held by the consolidated trusts are held solely to satisfy the liabilities of the trust, and creditors of the trust have no recourse to the general credit of the Company for the trust certificates issued by the trusts. The assets of a consolidated trust can only be used to satisfy the obligations of that trust. The Company is not contractually required and has not provided any additional financial support to the trusts for the three months ended March 31, 2017 and March 31, 2016.  The Company did not deconsolidate any trusts during the three months ended March 31, 2017 and March 31, 2016.

The following table presents the components of the fair value of Residential Whole-Loans and securitized commercial loan as of March 31, 2017 and December 31, 2016 (dollars in thousands):

	Residential Whole-Loans		Securitized Commercial Loan
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Principal balance	$211,005	$187,765	$25,000	$25,000
Unamortized premium	1,550	1,311	—	—
Unamortized discount	(733)	(539)	—	—
Gross unrealized gains	4,004	3,643	—	—
Gross unrealized losses	(26)	(44)	(500)	(775)
Fair value	$215,800	$192,136	$24,500	$24,225

The Residential Whole-Loans are comprised of non-qualifying, mostly adjustable rate mortgages with low loan to values (or “LTV”).  The following tables present certain information about the Company’s Residential Whole-Loan investment portfolio at March 31, 2017 and December 31, 2016 (dollars in thousands):

March 31, 2017
			Weighted Average
Current Coupon Rate	Number of Loans	Principal Balance	Original LTV	Original FICO Score(1)	Expected Life (years)	Contractual Maturity (years)	Coupon Rate
3.01 – 4.00%	59	$23,057	54.9%	732	1.4	26.3	3.9%
4.01– 5.00%	285	114,664	55.8%	737	1.6	27.6	4.4%
5.01 – 6.00%	185	69,765	56.8%	718	1.6	27.0	5.1%
6.01 – 7.00%	6	3,519	70.4%	743	1.4	22.0	6.4%
Total	535	$211,005	56.3%	730	1.6	27.2	4.6%

(1)
The original FICO score is not available for 162 loans with a principal balance of approximately $69.9 million at March 31, 2017. The Company has excluded these loans from the weighted average computations.

December 31, 2016
			Weighted Average
Current Coupon Rate	Number of Loans	Principal Balance	Original LTV	Original FICO Score(1)	Expected Life (years)	Contractual Maturity (years)	Coupon Rate
3.01 – 4.00%	59	$23,318	54.8%	732	1.4	26.5	4.2%
4.01– 5.00%	180	69,930	57.1%	728	1.5	27.3	4.6%
5.01 – 6.00%	231	91,440	55.5%	723	1.6	27.1	5.0%
6.01 – 7.00%	5	3,077	71.2%	738	1.3	21.1	6.3%
Total	475	$187,765	56.3%	726	1.5	27.0	4.8%

(1)
The original FICO score is not available for 153 loans with a principal balance of approximately $66.7 million at December 31, 2016. The Company has excluded these loans from the weighted average computations.

The Residential Bridge Loans are comprised of short-term non-owner occupied fixed rate loans secured by single or multi-unit residential properties, with LTVs generally not to exceed 85%. The following tables present certain information about the Company’s Residential Bridge Loan investment portfolio at March 31, 2017. (dollars in thousands):

March 31, 2017
					Weighted Average
Current Coupon Rate	Number of Loans	Principal Balance	Unamortized Premium	Carrying Value	Original LTV	Original FICO Score(1)	Contractual Maturity (months)	Coupon Rate
8.01 – 9.00%	23	9,800	6	9,805	72.1%	714	14.8	8.7%
9.01 – 10.00%	48	14,548	8	14,556	74.9%	695	8.1	9.4%
10.01 – 11.0%	32	8,838	5	8,843	73.1%	677	9.0	10.4%
Total	103	$33,186	$19	$33,204	73.6%	696	10.3	9.5%

(1)
The original FICO score is not available for 5 loans with a principal balance of approximately $1.4 million at March 31, 2017. The Company has excluded these loans from the weighted average computations.

The following table presents the U.S. states in which the collateral securing the Company’s Residential Whole-Loans and Residential Bridge Loans at March 31, 2017 and December 31, 2016, based on principal balance, is located (dollars in thousands):

March 31, 2017			December 31, 2016
State	Concentration	Principal Balance	State	State Concentration	Principal Balance
California	72.3%	$176,717	California	85.2%	$159,955
New York	11.5%	28,165	Washington	5.6%	10,591
Washington	4.6%	11,274	Massachusetts	5.4%	10,161
Massachusetts	4.0%	9,731	New York	2.4%	4,454
Florida	3.7%	8,930	Georgia	0.8%	1,492
Other	3.9%	9,374	Other	0.6%	1,112
Total	100.0%	$244,191	Total	100.0%	$187,765

Unconsolidated VIEs

The Company’s economic interests held in unconsolidated VIEs are limited in nature to those of a passive holder of RMBS and CMBS issued by securitization trusts; the Company was not involved in the design or creation of the securitization trusts which issued its investments in MBS. As of March 31, 2017 and December 31, 2016, the Company had three investments in VIEs in which it was not the primary beneficiary, and accordingly, the VIEs were not consolidated in the Company’s consolidated financial statements. As of March 31, 2017 and December 31, 2016, the Company’s maximum exposure to loss from these investments did not exceed the sum of the $61.4 million and $60.5 million carrying value of the investments, respectively, which are classified in Mortgage-backed securities and other securities, at fair value in the Company’s Consolidated Balance Sheets. Further, as of March 31, 2017 and December 31, 2016, the Company had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

Note 6 — Borrowings under Repurchase Agreements

As of March 31, 2017, the Company had master repurchase agreements with 27 counterparties.  As of March 31, 2017, the Company had borrowings under repurchase agreements with 16 counterparties.  The following table summarizes certain characteristics of the Company’s repurchase agreements at March 31, 2017 and December 31, 2016 (dollars in thousands):

	March 31, 2017			December 31, 2016
Securities Pledged	Repurchase Agreement Borrowings	Weighted Average Interest Rate on Borrowings Outstanding at end of period	Weighted Average Remaining Maturity (days)	Repurchase Agreement Borrowings	Weighted Average Interest Rate on Borrowings Outstanding at end of period	Weighted Average Remaining Maturity (days)
Agency RMBS	$835,537	1.01%	50	$1,427,674	0.96%	38
Agency CMBS	933,457	1.02%	34	56,365	1.07%	46
Non-Agency RMBS	50,438	2.60%	43	218,712	2.53%	28
Non-Agency CMBS	239,632	2.69%	36	255,656	2.55%	30
Whole-Loans (1)	213,509	3.32%	15	161,181	2.91%	9
Other securities	51,854	2.50%	25	36,056	2.32%	17
Borrowings under repurchase agreements	$2,324,427	1.47%	38	$2,155,644	1.48%	34

(1)
Whole-loans consist of Residential Whole-Loans, Residential Bridge Loans and securitized commercial loan. Repurchase agreement borrowings on the Residential Whole-Loans, Residential Bridge Loans and securitized commercial loan owned through trust certificates.  The trust certificates are eliminated upon consolidation.

For the three months ended March 31, 2017 and the year ended December 31, 2016, the Company had average borrowings under its repurchase agreements of approximately $2.3 billion and $2.5 billion, respectively, and had a maximum month-end balance during the periods of approximately $2.3 billion and $3.1 billion, respectively.  The Company had accrued interest payable at March 31, 2017 and December 31, 2016 of approximately $3.9 million and $3.2 million, respectively.  In addition, at March 31, 2017, the Company had entered into repurchase agreement borrowings of approximately $73.5 million, which settled by April 3, 2017, with a weighted average interest rate of 1.17%, a weighted average contractual maturity of 80 days and secured by collateral of approximately $78.0 million. These borrowings are recorded as a liability in the Company's Consolidated Balance Sheets when settled.

The repurchase agreements bear interest at a contractually agreed-upon rate and typically have terms ranging from one month to three months.  The Company’s repurchase agreement borrowings are accounted for as secured borrowings when the Company maintains effective control of the financed assets.  Under the repurchase agreements, the respective counterparties retain the right to determine the fair value of the underlying collateral. A reduction in the value of pledged assets requires the Company to post additional securities as collateral, pay down borrowings or establish cash margin accounts with the counterparties in order to re-establish the agreed-upon collateral requirements, and is referred to as a margin call.  The inability of the Company to post adequate collateral for a margin call by a counterparty, in a timeframe as short as the close of the same business day, could result in a condition of default under the Company’s repurchase agreements, thereby enabling the counterparty to liquidate the collateral pledged by the Company, which may have a material adverse effect on the Company’s financial position, results of operations and cash flows.  Under the terms of the repurchase agreements the Company may rehypothecate pledged U.S. Treasury securities it receives from its repurchase agreement as incremental collateral in order to increase the Company’s cash position.  At March 31, 2017 and December 31, 2016, the Company did not have any rehypothecated U.S. Treasury securities.

       Certain of the repurchase agreements provide the counterparty with the right to terminate the agreement if the Company does not maintain certain equity and leverage metrics, the most restrictive of which include a limit on leverage based on the composition of the Company’s portfolio.   For all the repurchase agreements with outstanding borrowings, the Company was in compliance with the terms of such financial tests as of March 31, 2017.

At March 31, 2017 and December 31, 2016, repurchase agreements collateralized by investments had the following remaining maturities:

(dollars in thousands)	March 31, 2017	December 31, 2016
Overnight	$—	$—
1 to 29 days	1,228,846	1,386,971
30 to 59 days	326,910	167,642
60 to 89 days	621,231	601,031
90 to 119 days	147,440	—
Greater than or equal to 120 days	—	—
Total	$2,324,427	$2,155,644

At March 31, 2017, the following table presents with respect to each counterparty that provides repurchase agreement financings for which the Company has greater than 10% of its equity at risk (dollars in thousands):

	March 31, 2017
Counterparty	Amount of Collateral at Risk, at fair value	Weighted Average Remaining Maturity (days)	Percentage of Stockholders’ Equity
RBC (Barbados) Trading Bank Corporation	$60,120	46	13.7%
Credit Suisse Securities (USA) LLC	57,108	20	13.0%
Credit Suisse AG, Cayman Islands Branch	45,189	7	10.3%

Collateral for Borrowings under Repurchase Agreements

The following table summarizes the Company’s collateral positions, with respect to its borrowings under repurchase agreements at March 31, 2017 and December 31, 2016 (dollars in thousands):

	March 31, 2017			December 31, 2016
	Assets Pledged(3)	Accrued Interest	Assets Pledged and Accrued Interest	Assets Pledged(3)	Accrued Interest	Assets Pledged and Accrued Interest
Assets pledged for borrowings under repurchase agreements:
Agency RMBS, at fair value	$863,842	$3,430	$867,272	$1,465,384	$5,335	$1,470,719
Agency CMBS, at fair value	991,436	2,618	994,054	61,200	353	61,553
Non-Agency RMBS, at fair value	64,295	164	64,459	308,165	682	308,847
Non-Agency CMBS, at fair value	342,115	1,734	343,849	358,919	1,845	360,764
Whole-Loans (1)	262,724	2,225	264,949	205,702	1,518	207,220
Other securities, at fair value	98,419	76	98,495	67,762	57	67,819
Cash (2)	13,215	—	13,215	36,986	—	36,986
Total	$2,636,046	$10,247	$2,646,293	$2,504,118	$9,790	$2,513,908

(1)
Whole-Loans which consists of Residential Whole-Loans, Residential Bridge Loans and securitized commercial loan owned through trust certificates are pledged as collateral. The trust certificates are eliminated upon consolidation.

(2)	Cash posted as collateral is included in "Due from counterparties" in the Company’s Consolidated Balance Sheets.

(3)	Assets pledged are reflected at fair value with the exception of Residential Bridge Loans, included Whole-Loans, which are reflected at amortized cost.

A reduction in the value of pledged assets typically results in the repurchase agreement counterparties initiating a margin call.  At March 31, 2017 and December 31, 2016, investments held by counterparties as security for repurchase agreements totaled approximately $2.6 billion and approximately $2.5 billion, respectively.  Cash collateral held by counterparties at March 31, 2017 and December 31, 2016 was approximately $13.2 million and approximately $37.0 million, respectively.  Cash posted by repurchase agreement counterparties at March 31, 2017 and December 31, 2016, was approximately $3.9 million and approximately $270 thousand, respectively.  In addition, at March 31, 2017 and December 31, 2016, the Company held securities of approximately $803 thousand and $357 thousand, respectively, as collateral from its repurchase agreement counterparties to satisfy margin requirements.  The Company has the ability to repledge collateral received from its repurchase counterparties.

Note 7 — Derivative Instruments

The Company’s derivatives may include interest rate swaps, interest rate swaptions, futures contracts, currency swaps and forwards, TBAs, Agency and Non-Agency Interest-Only Strips, and total return swaps.

The following table summarizes the Company’s derivative instruments at March 31, 2017 and December 31, 2016 (dollars in thousands):

			March 31, 2017			December 31, 2016
Derivative Instrument	Accounting Designation	Consolidated Balance Sheets Location	Notional Amount	Fair Value (1)	Accrued Interest Payable (receivable)	Notional Amount	Fair Value (1)	Accrued Interest Payable (receivable)
Interest rate swaps	Non-Hedge	Derivative assets, at fair value	$2,888,600	$3,715	$219	$2,298,300	$20,466	$1,145
Options	Non-Hedge	Derivative assets, at fair value	235,500	1,388	—	—	—	—
Futures contracts	Non-Hedge	Derivative assets, at fair value	123,500	163	—	56,900	71	—
Foreign currency forward contracts	Non-Hedge	Derivative assets, at fair value	43	—	—	784	34	—
TBA securities	Non-Hedge	Derivative assets, at fair value	699,800	4,295	—	—	—	—
Total derivative instruments, assets				9,561	219		20,571	1,145

Interest rate swaps	Non-Hedge	Derivative liability, at fair value	3,979,200	(5,985)	188	5,046,300	(177,929)	3,054
Options	Non-Hedge	Derivative liability, at fair value	235,500	(512)	—	—	—	—
Futures contracts	Non-Hedge	Derivative liability, at fair value	154,900	(708)	—	176,300	(2,487)	—
Total return swaps	Non-Hedge	Derivative liability, at fair value	24,327	(459)	(51)	47,059	(1,673)	(94)
Foreign currency forward contracts	Non-Hedge	Derivative liability, at fair value	1,110	(8)	—	1,532	(69)	—
TBA securities	Non-Hedge	Derivative liability, at fair value	599,800	(2,596)	—	—	—	—
Total derivative instruments, liabilities				(10,268)	137		(182,158)	2,960
Total derivative instruments, net				$(707)	$356		$(161,587)	$4,105

(1)         Fair value excludes accrued interest.

The following table summarizes the effects of the Company’s derivative positions, including Interest-Only Strips characterized as derivatives and TBAs, which are reported in "Gain (loss) on derivative instruments, net" in the Consolidated Statements of Operations for the three months ended March 31, 2017 and March 31, 2016 (dollars in thousands):

	Realized Gain (Loss), net
Description	Other Settlements / Expirations	Variation Margin Settlement	Mark-to-Market	Return (Recovery) of Basis	Contractual interest income (expense), net(1)	Total
Three months ended March 31, 2017
Interest rate swaps	$3,749	$3,974	$(2,466)	$169	$(7,225)	$(1,799)
Interest rate swaptions	(115)	—	—	—	—	(115)
Interest-Only Strips— accounted for as derivatives	94	—	(1,298)	(1,565)	2,041	(728)
Options	(172)	—	(198)	—	—	(370)
Futures contracts	(6,638)	—	1,871	—	—	(4,767)
Foreign currency forwards	(23)	—	29	—	—	6
Total return swaps	(514)	—	1,214	—	231	931
TBAs	446	—	1,699	—	—	2,145
Total	$(3,173)	$3,974	$851	$(1,396)	$(4,953)	$(4,697)

Three months ended March 31, 2016
Interest rate swaps	$(3,605)	$—	$(54,248)	$167	$(8,595)	$(66,281)
Interest rate swaptions	(712)	—	1,309	—	—	597
Interest-Only Strips— accounted for as derivatives	300	—	(3,679)	(3,383)	4,146	(2,616)
Options	4,756	—	—	—	—	4,756
Futures contracts	14,316	—	(1,159)	—	—	13,157
Foreign currency forwards	(28)	—	(200)	—	—	(228)
Foreign currency swaps	3,942	—	(4,569)	—	113	(514)
Total return swaps	8	—	(866)	—	221	(637)
TBAs	7,739	—	(1,143)	—	—	6,596
Total	$26,716	$—	$(64,555)	$(3,216)	$(4,115)	$(45,170)

(1)	Contractual interest income (expense), net on derivative instruments includes interest settlement paid or received.

At March 31, 2017 and December 31, 2016, the Company had cash pledged as collateral for derivatives of approximately $43.2 million and approximately $206.6 million, respectively, which is reported in "Due from counterparties" in the Consolidated Balance Sheets. Effective in January 2017, variation margin of CME cleared derivatives are treated as settlements of the derivative contract as opposed to cash collateral. The March 31, 2017 cash collateral balance of $43.2 million represents upfront cash collateral upon the Company entering into the derivative transaction and cash collateral for derivatives not cleared through the CME. As a result of the change in the CME rules, the $157.9 million of previously posted cash collateral is now recorded as a reduction in the derivative liability. The Company also held cash collateral against derivatives of approximately $0 and $470 thousand as collateral against derivatives at March 31, 2017 and December 31, 2016, respectively, which is reported in "Due to counterparties" in the Consolidated Balance Sheets.

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

The Company has not elected to account for its interest rate swaps as “hedges” under GAAP, accordingly the change in fair value of the interest rate swaps not designated in hedging relationships are recorded together with periodic net interest settlement amounts in "Gain (loss) on derivatives instruments, net" in the Consolidated Statements of Operations.

Interest Rate Swaps

The following tables summarize the average fixed pay rate, average floating receive rate and average maturity for the Company’s interest rate swaps as of March 31, 2017 and December 31, 2016 (dollars in thousands):

	March 31, 2017
Remaining Interest Rate Swap Term	Notional Amount	Average Fixed Pay Rate	Average Floating Receive Rate	Average Maturity (Years)	Forward Starting
1 year or less	$105,900	0.8%	1.0%	0.6	—%
Greater than 1 year and less than 3 years	118,000	1.8%	1.1%	2.4	—%
Greater than 3 years and less than 5 years	1,047,800	2.1%	1.1%	3.7	—%
Greater than 5 years	2,823,400	2.8%	0.8%	9.4	23.4%
Total	$4,095,100	2.5%	0.9%	7.5	16.1%

	December 31, 2016
Remaining Interest Rate Swap Term	Notional Amount	Average Fixed Pay Rate	Average Floating Receive Rate	Average Maturity (Years)	Forward Starting
1 year or less	$105,900	0.8%	0.8%	0.8	—%
Greater than 1 year and less than 3 years	993,000	1.2%	0.9%	1.4	88.1%
Greater than 3 years and less than 5 years	1,861,700	1.9%	0.9%	3.9	36.5%
Greater than 5 years	1,701,600	3.1%	0.9%	10.5	6.5%
Total	$4,662,200	2.1%	0.9%	5.7	35.7%

As of March 31, 2017 and December 31, 2016, the Company has entered into fixed-pay forward starting interest rate swaps of approximately $660.0 million and $1.7 billion, respectively, which have weighted average forward starting dates of 7.6 months and 4.5 months, respectively.

The following tables summarize the average variable pay rate, average fixed receive rate and average maturity for the Company’s interest rate swaps as of March 31, 2017 and December 31, 2016 (excludes interest rate swaptions) (dollars in thousands):

	March 31, 2017
Remaining Interest Rate swap Term	Notional Amount	Average Variable Pay Rate	Average Fixed Receive Rate	Average Maturity (Years)	Forward Starting
Greater than 1 year and less than 3 years	$192,800	1.0%	1.4%	2.9	—%
Greater than 3 years and less than 5 years	1,609,900	0.8%	1.8%	4.1	28.3%
Greater than 5 years	970,000	1.1%	2.2%	11.9	—%
Total	$2,772,700	0.9%	1.9%	6.7	16.4%

	December 31, 2016
Remaining Interest Rate swap Term	Notional Amount	Average Variable Pay Rate	Average Fixed Receive Rate	Average Maturity (Years)	Forward Starting
Greater than 3 years and less than 5 years	$1,811,400	0.9%	1.4%	3.7	—%
Greater than 5 years	871,000	0.9%	2.2%	12.3	—%
Total	$2,682,400	0.9%	1.7%	6.5	—%

The Company’s agreements with certain of its bilateral interest rate swap counterparties may be terminated at the option of the counterparty, and settled at fair value, if the Company does not maintain certain equity and leverage metrics.  The most restrictive of which contain provisions which become more restrictive based upon portfolio composition.  As of March 31, 2017, the Company was in compliance with the terms of such financial tests.

Interest Rate Swaptions

At March 31, 2017 and December 31, 2016, the Company did not have any swaptions in its derivative holdings.

Futures Contracts

The Company may enter into Eurodollar, Volatility Index, and U.S. Treasury futures. As of March 31, 2017, the Company had sale contracts or short positions for U.S. Treasuries with a notional amount of $278.4 million, a fair value in a liability position of $545 thousand and an expiration date of June 2017. As of December 31, 2016, the Company had entered into contracts to buy or long positions for U.S. Treasuries with a notional amount of $56.9 million, a fair value in an asset position of $71 thousand and an expiration date of March 2017. In addition, as of December 31, 2016, the Company had sale contracts or short positions for U.S. Treasuries with a notional amount of $176.3 million, a fair value in an liability position of $2.5 million and an expiration date of March 2017.

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

The following is a summary of the Company’s foreign currency forwards at March 31, 2017 and December 31, 2016 (dollars and euros in thousands):

	March 31, 2017
Derivative Type	Notional Amount	Notional (USD Equivalent)	Maturity	Fair Value
Buy EUR/Sell USD currency forward	€40	$43	May 2017	$—
Currency forwards, assets	€40	$43	n/a	$—
Buy EUR/Sell USD currency forward	€673	$726	May 2017	$(4)
Buy USD/Sell EUR currency forward	€362	$384	May 2017	$(4)
Currency forwards, liabilities	€1,035	$1,110	n/a	$(8)
Total currency forwards	€1,075	$1,153	n/a	$(8)

	December 31, 2016
Derivative Type	Notional Amount	Notional (USD Equivalent)	Maturity	Fair Value
Buy USD/Sell EUR currency forward	€710	$784	January 2017	$34
Currency forwards, assets	€710	$784	n/a	$34
Buy EUR/Sell USD currency forward	€673	$735	February 2017	$(23)
Buy EUR/Sell USD currency forward	€710	$797	January 2017	$(46)
Currency forwards, liabilities	€1,383	$1,532	n/a	$(69)
Total currency forwards	€2,093	$2,316	n/a	$(35)

To-Be-Announced Securities

The Company purchased or sold TBAs during the three months ended March 31, 2017 and the year ended December 31, 2016. As of December 31, 2016, the Company had no contracts to purchase (“long position”) and sell (“short position”) TBAs on a forward basis. The following is a summary of the Company's long and short TBA positions reported as of March 31, 2017, in "Derivative assets, at fair value" and "Derivative liability, at fair value" in the Consolidated Balance Sheets (dollars in thousands):

	March 31, 2017
	Notional Amount	Fair Value
Purchase contracts, asset	$699,800	$4,295
TBA securities, asset	699,800	4,295
Sale contracts, liability	(599,800)	(2,596)
TBA securities, liability	(599,800)	(2,596)
TBA securities, net	$100,000	$1,699

The following table presents additional information about the Company’s contracts to purchase and sell TBAs for the three months ended March 31, 2017 (dollars in thousands):

	Notional Amount as of	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount as of
	December 31, 2016			March 31, 2017
Purchase of TBAs	$—	$1,899,800	$(1,200,000)	$699,800
Sale of TBAs	$—	$1,799,800	$(1,200,000)	$599,800

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

Total Return Swap

In 2016, the Company entered into a total return swap and, in the future, it may continue to enter into these types of credit derivatives. This swap transfers the total return of the referenced asset, including interim cash flows and capital appreciation or depreciation from a specified price to the Company.  The total return swap has a referenced asset which is a security collateralized by residential loans with a notional amount of €51.0 million.  The Company receives interest from the referenced asset equal to EURIBOR plus 2.75% and is required to pay the counterparty EURIBOR plus 0.50% through June 23, 2019, with the spread decreasing to 0.25% through December 2019, with the spread further decreasing to 0% through the maturity date of the referenced asset in December 2020.  In February 2017, the Company terminated approximately half of its position, realizing a loss of $514 thousand. As of March 31, 2017, the Company had $4.3 million in cash collateral held by the counterparty, which is recorded in "Due from counterparties" in the Consolidated Balance Sheets.

Note 8 — Offsetting Assets and Liabilities

The following tables present information about certain assets and liabilities that are subject to master netting agreements (or similar agreements) and can potentially be offset in the Company’s Consolidated Balance Sheets at March 31, 2017 and December 31, 2016 (dollars in thousands):

	March 31, 2017
	Gross Amounts	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
Description				Financial Instruments(1)	Cash Collateral (1)
Derivative Assets
Agency and Non-Agency Interest-Only Strips, accounted for as derivatives included in MBS	$22,354	$—	$22,354	$(18,555)	$—	$3,799
Derivative asset, at fair value(2)	9,561	—	9,561	(5,210)	—	4,351
Total derivative assets	$31,915	$—	$31,915	$(23,765)	$—	$8,150

Derivative Liabilities and Repurchase Agreements
Derivative liability, at fair value(2)(3)	$10,268	$—	$10,268	$(5,210)	$(3,881)	$1,177
Repurchase Agreements(4)	2,324,427	—	2,324,427	(2,324,427)	—	—
Total derivative liability	$2,334,695	$—	$2,334,695	$(2,329,637)	$(3,881)	$1,177

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

(3)	Cash collateral pledged against the Company’s derivative counterparties was approximately $43.2 million as of March 31, 2017.

(4)	The carry value of investments pledged against the Company’s repurchase agreements was approximately $2.6 billion as of March 31, 2017.

	December 31, 2016
	Gross Amounts	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments(1)	Cash Collateral (1)
Derivative Assets
Agency and Non-Agency Interest-Only Strips, accounted for as derivatives included in MBS	$27,317	$—	$27,317	$(23,338)	$—	$3,979
Derivative asset, at fair value(2)	20,571	—	20,571	(20,500)	—	71
Total derivative assets	$47,888	$—	$47,888	$(43,838)	$—	$4,050

Derivative Liabilities and Repurchase Agreements
Derivative liability, at fair value(2)(3)	$182,158	$—	$182,158	$(20,500)	$(161,588)	$70
Repurchase Agreements(4)	2,155,644	—	2,155,644	(2,155,644)	—	—
Total derivative liability	$2,337,802	$—	$2,337,802	$(2,176,144)	$(161,588)	$70

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

(3)	Cash collateral pledged against the Company’s derivative counterparties was approximately $206.6 million as of December 31, 2016.

(4)	The fair value of investments pledged against the Company’s repurchase agreements was approximately $2.5 billion as of December 31, 2016.

Certain of the Company’s repurchase agreement and derivative transactions are governed by underlying agreements that generally provide for a right of set-off in the event of default or in the event of a bankruptcy of either party to the transaction.

Note 9 — Related Party Transactions

Management Agreement

In connection with the Company’s IPO in May 2012, the Company entered into a management agreement (the “Management Agreement”) with the Manager, which describes the services to be provided by the Manager and compensation for such services.  The Manager is responsible for managing the Company’s operations, including: (i) performing all of its day-to-day functions; (ii) determining investment criteria in conjunction with the Board of Directors; (iii) sourcing, analyzing and executing investments, asset sales and financings; (iv) performing asset management duties; and (v) performing financial and accounting management, subject to the direction and oversight of the Company’s Board of Directors. Pursuant to the terms of the Management Agreement, the Manager is paid a management fee equal to 1.50% per annum of the Company’s stockholders’ equity (as defined in the Management Agreement), calculated and payable (in cash) quarterly in arrears. For purposes of calculating the management fee, “stockholders’ equity” means the sum of the net proceeds from any issuances of the Company’s equity securities since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus retained earnings, calculated in accordance with GAAP, at the end of the most recently completed fiscal quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less any amount paid for repurchases of the Company’s shares of common stock, excluding any unrealized gains, losses or other non-cash items (including OTTI charges prior to January 1, 2016); unrealized gain (loss), net; and the non-cash portion of gain (loss) on derivative instruments, that have impacted stockholder’s equity as reported in the Company’s consolidated financial statements prepared in accordance with GAAP, regardless of whether such items are included in other comprehensive income or loss, or in net income, and excluding one-time events pursuant to changes in GAAP and certain other non-cash charges after discussions between the Manager and the Company’s independent directors and after approval by a majority of the Company’s independent directors. However, if the Company’s stockholders’ equity for any given quarter is negative based on the calculation described above, the Manager will not be entitled to receive any management fee for that quarter.

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

For the three months ended March 31, 2017 and March 31, 2016, the Company incurred approximately $2.5 million and approximately $2.8 million in management fees, respectively.

In addition to the management fee, the Company is also responsible for reimbursing the Manager for certain expenses paid by the Manager on behalf of the Company as defined in the Management Agreement.  For the three months ended March 31, 2017 and March 31, 2016, the Company recorded expenses included in general and administrative expenses totaling approximately $216 thousand and approximately $72 thousand, respectively, related to reimbursable employee costs. Any such expenses incurred by the Manager and reimbursed by the Company, including the employee compensation expense, are typically included in the Company’s general and administrative expenses in the Consolidated Statements of Operations, or may be reflected in the Consolidated Balance Sheets and associated Consolidated Statements of Changes in Stockholders’ Equity, based on the nature of the item.  At March 31, 2017 and December 31, 2016, approximately $2.5 million and approximately $2.5 million, respectively, for management fees incurred but not yet paid was included in "Payable to affiliate" in the Consolidated Balance Sheets.  In addition, at March 31, 2017 and December 31, 2016, approximately $69 thousand and approximately $83 thousand, respectively, of reimbursable costs incurred but not yet paid was included in "Payable to affiliate" in the Consolidated Balance Sheets.

Securitized Debt Held by Affiliate

At March 31, 2017 and December 31, 2016, the Company had securitized debt related to the consolidated VIEs, with a principal balance of $11.0 million and $11.0 million, respectively (and a fair value of $10.8 million and $10.7 million, respectively) which was held by an affiliate.  The securitized debt of the VIEs can only be settled with the commercial loans that serve as collateral for the securitized debt of the VIE and is non-recourse to the Company.

Note 10 — Share-Based Payments

In conjunction with the Company’s IPO and concurrent private placement, the Company’s Board of Directors approved the Western Asset Mortgage Capital Corporation Equity Plan (the “Equity Plan”) and the Western Asset Manager Equity Plan (the “Manager Equity Plan” and collectively the “Equity Incentive Plans”). The Equity Incentive Plans include provisions for grants of restricted common stock and other equity-based awards to the Manager, its employees and employees of its affiliates and to the Company’s directors, officers and employees. The Company can issue up to 3.0% of the total number of issued and outstanding shares of its common stock (on a fully diluted basis) at the time of each award (other than any shares previously issued or subject to awards made pursuant to one of the Company’s Equity Incentive Plans) under these Equity Incentive Plans. At May 15, 2012, there were 308,335 shares of common stock initially reserved for issuance under the Equity Incentive Plans. Upon the completion of the October 3, 2012 follow-on common stock offering, the stock portion of the Company’s dividend declared on December 19, 2013, and the April 9, 2014 follow-on offering (which includes the partial exercise of the overallotment option on May 7, 2014) and private placement of common stock, the number of shares of common stock available for issuance under the Equity Incentive Plans increased to 1,237,711, inclusive of 681,970 shares of restricted stock granted and 26,443 shares of restricted stock issued as a result of the stock portion of the dividend declared on December 19, 2013 and restricted stock attributed to dividends on restricted stock under the Director Deferred Fee Plan. As of March 31, 2017, 529,298 shares remained available for issuance under the Equity Incentive Plans.

Under the Equity Plan, the Company did not make any grants during the three months ended March 31, 2017 and it made the following grants during the year ended December 31, 2016:

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

During the three months ended March 31, 2017 and March 31, 2016, 133,334 and 188,184 restricted common shares vested, respectively, including shares whose issuance has been deferred under the Director Deferred Fee Plan. The Company recognized stock-based compensation expense of approximately $362 thousand and approximately $572 thousand for the three months ended March 31, 2017 and March 31, 2016, respectively.  In addition, the Company had unamortized compensation expense of $27 thousand for equity awards and approximately $597 thousand for liability awards and $67 thousand for equity awards and approximately $895 thousand for liability awards at March 31, 2017 and December 31, 2016, respectively.

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

The following is a summary of restricted common stock vesting dates as of March 31, 2017 and December 31, 2016, including shares whose issuance has been deferred under the Director Deferred Fee Plan:

	March 31, 2017	December 31, 2016
Vesting Date	Shares Vesting	Shares Vesting
March 2017	—	133,334
June 2017	18,748	18,196
March 2018	66,667	66,667
	85,415	218,197

The following table presents information with respect to the Company’s restricted stock for the three months ended March 31, 2017, including shares whose issuance has been deferred under the Director Deferred Fee Plan:

	Shares of Restricted Stock	Weighted Average Grant Date Fair Value (1)
Outstanding at beginning of period	707,861	$17.17
Granted (2)	552	10.24
Cancelled/forfeited	—	—
Outstanding at end of period	708,413	$17.17
Unvested at end of period	85,415	$13.77

(1)	The grant date fair value of restricted stock awards is based on the closing market price of the Company’s common stock at the grant date.

(2)	Included 552 shares of restricted stock attributed to dividends on restricted stock under the Director Deferred Fee Plan.

Note 11 — Stockholders’ Equity

Warrants

On May 9, 2012, the Company entered into agreements with certain institutional investors to sell 2,231,787 warrant units. Each warrant unit consists of one share of the Company’s common stock and a warrant to purchase 0.5 of a share of the Company’s common stock, subject to adjustment. As of March 31, 2017, the adjusted exercise price of the warrants was $16.70 and there were a total of 1,232,916 warrant shares purchasable. The warrants expire on May 15, 2019.

Stock Repurchase Program

On February 25, 2016, the Board of Directors of the Company reauthorized its repurchase program of up to 2,050,000 shares of its common stock through December 31, 2017.  The original authorization expired on December 31, 2015. Purchases made pursuant to the program will be made in the open market, in privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rules 10b5-1 and 10b-18 of the Securities and Exchange Commission. The authorization does not obligate the Company to acquire any particular amount of common shares and the program may be suspended or discontinued at the Company’s discretion without prior notice. The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors.  The Company has not repurchased any shares of common stock pursuant to the authorization as of March 31, 2017.

Dividends

The following table presents cash dividends declared and paid by the Company on its common stock:

Declaration Date	Record Date	Payment Date	Amount per Share	Tax Characterization
2017
March 23, 2017	April 3, 2017	April 26, 2017	$0.31	Not yet determined

2016
December 22, 2016	January 3, 2017	January 26, 2017	$0.31	Ordinary income
September 22, 2016	October 4, 2016	October 25, 2016	$0.31	Ordinary income
June 23, 2016	July 5, 2016	July 26, 2016	$0.31	Ordinary income
March 24, 2016	April 4, 2016	April 26, 2016	$0.45	Ordinary income

Note 12 — Net Income (Loss) per Common Share

The table below presents basic and diluted net income (loss) per share of common stock using the two-class method for the three months ended March 31, 2017 and March 31, 2016 (dollars, other than shares and per share amounts, in thousands):

	For the three months ended March 31, 2017	For the three months ended March 31, 2016
Numerator:
Net income (loss) attributable to common stockholders and participating securities for basic and diluted earnings per share	$20,242	$(36,304)
Less:
Dividends and undistributed earnings allocated to participating securities	100	159
Net income (loss) allocable to common stockholders — basic and diluted	$20,142	$(36,463)

Denominator:
Weighted average common shares outstanding for basic earnings per share	41,765,726	41,595,723
Weighted average common shares outstanding for diluted earnings per share	41,765,726	41,595,723
Basic earnings per common share	$0.48	$(0.88)
Diluted earnings per common share	$0.48	$(0.88)

For the three months ended March 31, 2017 and March 31, 2016, the Company excluded the effects of the warrants from the computation of diluted earnings per share since the average market value per share of the Company’s common stock was below the exercise price of the warrants.

Note 13 — Income Taxes

As a REIT, the Company is not subject to federal income tax to the extent that it makes qualifying distributions to its stockholders and satisfies on a continuing basis, through actual investment and operating results, the REIT requirements including certain asset, income and stock ownership tests.

Based on the Company’s analysis of any potential uncertain income tax positions, the Company concluded that it does not have any uncertain tax positions that meet the recognition or measurement criteria as of March 31, 2017.  The Company files U.S. federal and state income tax returns.  As of March 31, 2017, U.S. federal tax returns filed by the Company for 2015, 2014 and 2013 and state tax returns filed for 2015, 2014, 2013 and 2012 are open for examination pursuant to relevant statutes of limitation. In the event that the Company incurs income tax related interest and penalties, the Company’s policy is to classify them as a component of its provision for income taxes.

Deferred Tax Asset

As of March 31, 2017, the Company recorded a deferred tax asset of approximately $8.3 million relating to capital loss carryforward and temporary differences as a result of the timing of income recognition of certain investments held in the TRS. The capital loss carryforwards and temporary differences may only be recognized to the extent of capital gains. There is uncertainty as to the TRS ability to recognize capital gains in the future. As a result, the Company has concluded it is more likely than not the deferred tax asset will not be realized and has recorded a full valuation allowance.

Income Tax Provision

Subject to the limitation under the REIT asset test rules, the Company is permitted to own up to 100% of the stock of one or more TRS. Currently, the Company owns one TRS that is taxable as a corporation and is subject to federal, state and local income tax on its net income at the applicable corporate rates. The TRS, which was formed in Delaware on July 28, 2014, is a limited liability company and a wholly-owned subsidiary of the Company. During the three months ended March 31, 2017, the

Company recorded a federal and state tax provision of approximately $1.1 million, which is recorded in "Income tax provision" in the Consolidated Statements of Operations.

Effective Tax Rate

The Company's effective tax rate differs from its combined federal and state income tax rate primarily due to the deduction of dividends distributions to be paid under Code Section 857(a).

Note 14 — Contingencies

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. Management is not aware of any material contingencies at March 31, 2017.

Note 15 — Subsequent Events

In April of 2017, the Company terminated fixed pay interest rate swaps with a notional value of $3.2 billion and terminated variable pay interest rate swaps with a notional value of approximately $2.0 billion to reduce hedging costs. Upon terminating the interest rate swaps the Company simultaneously entered into fix pay interest rate swaps with a notional value of approximately $1.9 billion, which includes $925 million of forward starting swaps. The following table reflects information of the Company's interest rate swaps as of April 28, 2017 (dollars in thousands):

Current Fixed Pay Interest Rate Swaps
Interest Rate Swap Notional	Fixed Pay	Floating Receive	Maturity Date
$60,800	0.8%	1.2%	10/2/2017
45,100	0.8%	1.2%	10/3/2017
500,000	2.0%	1.2%	4/28/2022
10,000	2.1%	1.2%	10/10/2023
275,000	2.4%	1.2%	4/28/2027
18,000	2.7%	1.2%	4/11/2033
20,000	2.5%	1.2%	4/27/2037
$928,900	2.0%	1.2%

Forward Starting Interest Rate Swaps
Interest Rate Swap Notional	Fixed Pay	Floating Receive	Maturity Date	Forward Start Initial Pay Date
$200,000	1.8%	3ML	5/2/2020	8/2/2017
725,000	2.5%	3ML	4/27/2028	7/27/2018
$925,000	2.3%	3ML

Total Interest Rate Swaps
$1,853,900	2.2%	1.2%

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING INFORMATION

The Company makes forward-looking statements herein and will make forward-looking statements in future filings with the Securities and Exchange Commission (the “SEC”), press releases or other written or oral communications within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  For these statements, the Company claims the protections of the safe harbor for forward-looking statements contained in such sections.  Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond the Company’s control.  These forward-looking statements include information about possible or assumed future results of the Company’s business, financial condition, liquidity, results of operations, plans and objectives.  When the Company uses the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions, the Company intends to identify forward-looking statements.  Statements regarding the following subjects, among others, may be forward-looking: market trends in the Company’s industry, interest rates, real estate values, the debt securities markets, the U.S. housing and the U.S. and foreign commercial real estate markets or the general economy or the market for residential and/or commercial mortgage loans; the Company’s business and investment strategy; the Company’s projected operating results; actions and initiatives of the U.S. Government and changes to U.S. Government policies and the execution and impact of these actions, initiatives and policies; the state of the U.S. and to a lesser extent, international economy generally or in specific geographic regions; economic trends and economic recoveries; the Company’s ability to obtain and maintain financing arrangements, including securitizations; the current potential return dynamics available in residential mortgage-backed securities (“RMBS”), and commercial mortgage-backed securities (“CMBS” and collectively with RMBS, “MBS”); the level of government involvement in the U.S. mortgage market; the anticipated default rates on Agency and Non-Agency MBS (as defined herein); the loss severity on Non-Agency MBS; the return of the Non-Agency RMBS, CMBS and asset-backed securities (“ABS”) securitization markets; the general volatility of the securities markets in which the Company participates; changes in the value of the Company’s assets; the Company’s expected portfolio of assets; the Company’s expected investment and underwriting process; interest rate mismatches between the Company’s target assets and any borrowings used to fund such assets; changes in interest rates and the market value of the Company’s target assets; changes in prepayment rates on the Company’s target assets; effects of hedging instruments on the Company’s target assets; rates of default or decreased recovery rates on the Company’s target assets; the degree to which the Company’s hedging strategies may or may not protect the Company from interest rate and foreign currency volatility; the impact of and changes in governmental regulations, tax law and rates, accounting guidance and similar matters; the Company’s ability to maintain the Company’s qualification as a real estate investment trust for U.S. federal income tax purposes; the Company’s ability to maintain its exemption from registration under the Investment Company Act of 1940, as amended (the “1940 Act”); the availability of opportunities to acquire Agency RMBS, Non-Agency RMBS, CMBS, Residential and Commercial Whole-Loans, Residential and Commercial Bridge Loans and other mortgage assets; the availability of opportunities to acquire ABS; the availability of qualified personnel; estimates relating to the Company’s ability to make distributions to its stockholders in the future; and the Company’s understanding of its competition.

The forward-looking statements are based on the Company’s beliefs, assumptions and expectations of its future performance, taking into account all information currently available to it.  Forward-looking statements are not predictions of future events.  These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to the Company.  Some of these factors, are described in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s annual report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 7, 2017. These and other risks, uncertainties and factors, including those described in the annual, quarterly and current reports that the Company files with the SEC, could cause its actual results to differ materially from those included in any forward-looking statements the Company makes.  All forward-looking statements speak only as of the date they are made.  New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect the Company.  Except as required by law, the Company is not obligated to, and does not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

At March 31, 2017, our investment portfolio was comprised of approximately $1.1 billion of Agency RMBS (including approximately $32.2 million of Agency Interest-Only Strips), approximately $1.1 billion of Agency CMBS (including approximately $7.3 million of Agency CMBS Interest-Only Strips), approximately $64.3 million of Non-Agency RMBS, approximately $342.1 million of Non-Agency CMBS, approximately $114.5 million of other securities, approximately $215.8 million of Residential Whole-Loans and approximately $33.2 million of Residential Bridge Loans.  In addition, we hold a controlling financial interest in a CMBS trust with a principal balance of $14.0 million, which resulted in the consolidation of the assets and liabilities of the trust.  As a result of the consolidation of the CMBS trust, our holdings included a $24.5 million securitized commercial loan.

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

As of March 31, 2017, we had entered into master repurchase agreements or MRAs with 27 counterparties. As of March 31, 2017, we had approximately $2.3 billion of borrowings outstanding under our repurchase agreements collateralized by approximately $2.6 billion of our investments.  We have approximately $1.1 billion of interest rate swaps to effectively fix the interest rate of our borrowings under our repurchase agreements; net of variable-rate swaps of approximately $2.3 billion, and excluding net forward starting interest rate swaps of $204.5 million. As of March 31, 2017, our aggregate debt-to-equity ratio was approximately 5.3 to 1. The debt-to-equity ratio is not a comprehensive statement of overall investment portfolio leverage which is affected by any leverage embedded in TBAs and derivative instruments.

We operate and have elected to be taxed as a REIT, commencing with our taxable year ended December 31, 2012. To comply with the REIT requirements, some of our investments were held in a taxable REIT subsidiary, or “TRS”.  Acquiring non-qualifying investments through the TRS enables us to avoid jeopardizing our REIT status. These investments or activities are not held or conducted at the REIT level and as a result would not impact our ability to maintain our qualification as a REIT.  We generally will not be subject to U.S. federal income taxes on our taxable income to the extent that we annually distribute, in accordance with the REIT requirements, all of our net taxable income to stockholders and otherwise maintain our intended qualification as a REIT.

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

See the caption "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2016, which is available on the SEC's website at www.sec.gov for additional factors that may impact our operating results.

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

With our current expectations for ongoing, yet slow economic growth and a low inflation environment, both in the U.S. and abroad and policy uncertainty, as it relates to the Federal Reserve’s holdings of Agency RMBS, we believe that a balanced portfolio consisting of Agency CMBS, Agency RMBS and credit-sensitive investments continues to be appropriate. The fundamentals in the U.S. housing market remained solid, despite higher interest rates. We continue to be constructive for commercial real estate sector with focus towards single asset/single borrower transactions. Our Manager will continue to actively manage the portfolio and reallocate capital as it believes appropriate.

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

Our target assets are Agency RMBS (including TBAs), Agency CMBS, Non-Agency CMBS, Non-Agency RMBS, Residential and Commercial Whole-Loans, Residential and Commercial Bridge Loans, Risk Sharing Securities, Non U.S. CMBS, ABS and Whole-Loan securities.  In 2017, we will continue to deploy our capital to our target assets to maximize returns while remaining opportunistic.  We do not have specific investment guidelines providing for precise minimum or maximum allocations to any sector other than those necessary for maintaining our qualification as a REIT and our exemption from the 1940 Act.  These regulatory limits restrict our ability to shift away from Agency securities and diversify the portfolio as certain MBS securities do not qualify as real estate assets. Accordingly, subject to these limits, allocations to various sectors may vary significantly with market constraints and our Manager’s investment views.  Our Manager has not and does not expect to purchase securities on our behalf with a view to selling them shortly after purchase.  However, in order to maximize returns and manage portfolio risk while remaining opportunistic, we may dispose of securities earlier than anticipated or hold securities longer than anticipated depending upon prevailing market conditions, credit performance, availability of leverage or other factors regarding a particular asset and/or our capital position.

As of March 31, 2017, the carrying value of our investment portfolio, excluding the securitized commercial loan from a consolidated VIE, was comprised of 36.2% of Agency RMBS, 37.8% of Agency CMBS, 11.5% of Non-Agency CMBS, 7.3% of Residential Whole-Loans, 3.9% of other securities, 2.2% of Non-Agency RMBS and 1.1% of Residential Bridge Loans.

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

Non U.S. CMBS. -  CMBS which is not guaranteed by a U.S. Government agency or U.S. Government-sponsored entity and which is secured by commercial real estate located outside of the U.S.  Although our Manager believes that these investments can provide attractive risk-reward opportunities and offer additional asset diversification, investing in international real estate has a number of additional risks, including but not limited to currency risk, political risk and the legal risk of investing in jurisdiction(s) with varying laws and regulations and potential tax implications.  See Item 3: Quantitative and Qualitative Disclosures about Market Risk — Foreign Investment Risk and Currency Risk, herein.

Risk Sharing Securities Issued by Fannie Mae and Freddie Mac. - From time to time we have invested and may in the future continue to invest in risk sharing securities issued by Fannie Mae and Freddie Mac.  Principal and interest payments on these securities are based on the performance of a specified pool of Agency residential mortgages. The payments due on these securities, however, are not secured by the referenced mortgages, but are full faith and credit obligations of Fannie Mae or Freddie Mac respectively.  Investments in these securities generally are not qualifying assets for purposes of the 75% real estate asset test applicable to REITs and generally do not generate qualifying income for purposes of the 75% real estate income test applicable to REITs. As a result, we may be limited in our ability to invest in such assets.

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

Residential Whole-Loans. — Residential Whole-Loans are mortgages secured by single family residences held directly by us or through structured Non-Agency RMBS programs crafted specifically for us and other clients of our Manager.  To date our Residential Whole-Loans have been mostly adjustable rate loans that do not qualify for the Consumer Finance Protection Bureau’s (or CFPB) safe harbor provision for “qualifying mortgages”. However, our Manager’s review, relating to possible purchases of loans, includes an analysis of the loan originator’s procedures and documentation for compliance with Ability to Repay requirements.  These loans are held in consolidated trusts with us holding the beneficial interest in the trusts.  We may in the future securitize the whole-loan interests, selling more senior interests in the pool of loans and retaining residual portions.   The characteristics of our Residential Whole-Loans may vary going forward.

Residential Bridge Loans - Residential Bridge Loans are mortgages secured by non owner occupied single family and multi-family residences, typically short-term, held directly by us or through structured Non-Agency RMBS programs crafted specifically for us and other clients of our Manager.  These loans are held in a consolidated trust with us holding the beneficial interest in the trust.  We may in the future securitize these loan interests, selling more senior interests in the pool of loans and retaining residual portions.

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

Commercial Mezzanine Loans - Commercial mezzanine loans are generally structured to represent a senior position in the borrower’s equity in, and subordinate to a first mortgage loan, on a property. These loans are generally secured by pledges of ownership interests, in whole or in part, in entities that directly or indirectly own the real property. At times, mezzanine loans may be secured by additional collateral, including letters of credit, personal guarantees, or collateral unrelated to the property. Mezzanine loans may be structured to carry either fixed or floating interest rates as well as carry a right to participate in a percentage of gross revenues and a percentage of the increase in the fair market value of the property securing the loan. Mezzanine loans may also contain prepayment lockouts, penalties, minimum profit hurdles and other mechanisms to protect and enhance returns to the lender. Mezzanine loans usually have maturities that match the maturity of the related mortgage loan but may have shorter or longer terms.

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

We primarily finance our investments through repurchase agreements for which we pledge our assets. Our repurchase agreements have maturities generally ranging from one to three months, but in some cases longer. The amount borrowed under our repurchase agreements is a specified percentage of the asset’s fair value, which is dependent on the collateral type.  The portion of the pledged collateral held by the counterparty in excess of the amount borrowed under the repurchase agreement is the margin requirement for that borrowing.  Repurchase agreements involve the transfer of the pledged collateral to a counterparty at an agreed upon price in exchange for such counterparty’s simultaneous agreement to return the same security back to the borrower at a future date (i.e., the maturity of the borrowing). Under our repurchase agreements, we retain beneficial ownership of the pledged collateral, while the counterparty maintains custody of such collateral.  At the maturity of a repurchase financing, unless the repurchase financing is renewed with the same counterparty, we are required to repay the loan, including any accrued interest, and concurrently reacquire custody of the pledged collateral or, with the consent of the counterparty, we may renew the repurchase financing at the then prevailing market interest rate and terms

Volatility in the mortgage markets may create additional stress on the overall liquidity of the Company due to the long-term nature of its assets and the short-term nature of its liabilities.  In an instance of severe volatility, or where the additional stress on liquidity resulting from volatility is sustained over an extended period of time, the Company could be required to sell assets, possibly even at a loss, to generate sufficient liquidity to satisfy collateral and margin requirements which could have a material adverse effect on the Company’s financial position, results of operations and cash flows. Margin calls from counterparties are routinely experienced by us when the fair value of our existing pledged collateral declines as a result of principal amortization and prepayments or due to changes in market interest rates, spreads or other market conditions.  As a result, the counterparty will require that we pledge additional securities and/or cash as collateral to secure our borrowings under repurchase financing.  In certain circumstances, we also may make margin calls on our counterparties when collateral values increase.  As of March 31, 2017, we had $13.2 million of cash collateral held by our repurchase agreement counterparties and we have satisfied all of our margin calls.

The costs associated with our borrowings are generally based on prevailing market interest rates. During a period of rising interest rates, our borrowing costs generally will increase while the yields earned on our existing portfolio of leveraged fixed-rate MBS and other fixed rate securities will remain static. This could result in a decline in our net interest spread and net interest margin. The severity of any such decline would depend on our asset/liability composition at the time, as well as the magnitude and duration of the interest rate increase. We entered into interest rate swaps to mitigate the effects of increases in interest rates under a portion of our repurchase agreements. Refer to "Hedging Strategy" for details. Further, an increase in short-term interest rates could also have a negative impact on the market value of our assets. If either of these events happens, we could experience a decrease in net income or incur a net loss during these periods, which could adversely affect our liquidity and results of operations.

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

Mortgage-Backed Securities and Other Securities

Our mortgage-backed securities and other securities portfolio primarily consists of Agency RMBS, Non-Agency RMBS, Agency CMBS and Non-Agency CMBS, ABS and other real estate related assets, these investments are recorded in accordance with ASC 320, “Investments - Debt and Equity Securities”, ASC 325-40, “Beneficial Interests in Securitized Financial Assets” or ASC 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality”. We have chosen to make a fair value election pursuant to ASC 825, “Financial Instruments” for our mortgage-backed securities and other securities portfolio. Electing the fair value option allows us to record changes in fair value in the Consolidated Statements of Operations as a component of “Unrealized gain (loss), net”., which, in management’s view, more appropriately reflects the results of operations for a particular reporting period as all securities activities will be recorded in a similar manner.

If we purchase securities with evidence of credit deterioration since origination, we will analyze to determine if the guidance found in ASC 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” is applicable.

We account for our securities under ASC 310 and ASC 325 and evaluate securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis. The determination of whether a security is other-than-temporarily impaired involves judgments and assumptions based on subjective and objective factors. When the fair value of an investment security is less than its amortized cost at the balance sheet date, the security is considered impaired, and the impairment is designated as either “temporary” or “other-than-temporary.” When a security is impaired, an OTTI is considered to have occurred if (i) if we intend to sell the security (i.e., a decision has been made as of the reporting date) or (ii) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If we intend to sell the security or if it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, the entire amount of the impairment loss, if any, is recognized in earnings as OTTI and the cost basis of the security is adjusted to its fair value. Additionally for securities accounted for under ASC 325-40 an OTTI is deemed to have occurred when there is an adverse change in the expected cash flows to be received and the fair value of the security is less than its carrying amount. In determining whether an adverse change in cash flows occurred, the present value of the remaining cash flows, as estimated at the initial transaction date (or the last date previously revised), is compared to the present value of the expected cash flows at the current reporting date. The estimated cash flows reflect those a “market participant” would use and are discounted at a rate equal to the current yield used to accrete interest income. Any resulting OTTI adjustments are reflected in the “Other than temporary impairment” in our Consolidated Statements of Operations.

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

Securities in an unrealized loss position on March 31, 2017 are not considered other than temporarily impaired if we had the ability and intent to hold the securities to maturity or for a period of time sufficient for a forecasted market price recovery up to or above the amortized cost of the investment, and we are not required to sell the security for regulatory or other reasons.

In addition, unrealized losses on our Agency securities, with explicit guarantee of principal and interest by the governmental sponsored entity ("GSE"), are not credit losses but rather were due to changes in interest rates and prepayment expectations. These securities would not be considered other than temporarily impaired provided we did not intend to sell the security.

Residential Whole-Loans

Investments in Residential Whole-Loans are recorded in accordance with ASC 310-20, "Nonrefundable Fees and Other Costs". We have chosen to make the fair value election pursuant to ASC 825 for our Residential Whole-Loan portfolio. Residential Whole-Loans are recorded at fair value in the Consolidated Balance Sheets with the periodic change in fair market value being recorded in earnings in our Consolidated Statements of Operations as a component of "Unrealized gain (loss), net". All other costs incurred in connection with acquiring Residential Whole-Loans or committing to purchase these loans are charged to expense as incurred.

On a quarterly basis, we evaluate the collectability of both interest and principal of each loan, if circumstances warrant, to determine whether such loan is impaired. A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the existing contractual terms. When a loan is impaired, we do not record an allowance for loan loss as we have elected the fair value option. However, income recognition is suspended for loans at the earlier of the date at which payments become 90-days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired loan is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. A loan is written off when it is no longer realizable and/or legally discharged.

Residential Bridge Loans

Investments in Residential Bridge Loans are recorded in accordance with ASC 310-20, "Nonrefundable Fees and Other Costs". These loans are recorded at their principal amount outstanding, net of any premium or discount in our Consolidated Balance Sheets. All other costs incurred in connection with acquiring the Residential Bridge Loans or committing to purchase these loans are charged to expense as incurred.

On a quarterly basis, we evaluate the collectability of both interest and principal of each loan, if circumstances warrant, to determine whether such loan is impaired. A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the existing contractual terms. When a loan is impaired, the impairment is then measured based on the present value of expected future cash flows discounted at the loan’s effective rate or the fair value of the collateral, if the loan is collateral dependent. Upon measurement of impairment, we record an allowance to reduce the carrying value of the loan with a corresponding charge to net income. Significant judgments are required in determining impairment, including assumptions regarding the value of the loan, the value of the underlying collateral and other provisions such as guarantees.

Income recognition is suspended for loans at the earlier of the date at which payments become 90-days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired loan is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. A loan is written off when it is no longer realizable and/or it is legally discharged.

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

Residential Whole-Loans and Residential Bridge Loans

Interest income on our residential loan portfolio is recorded in accordance with ASC 835 using the effective interest method based on the contractual payment terms of the loan. Any premium amortization or discount accretion will be reflected as a component of "Interest income" in our Consolidated Statements of Operations.

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

Derivatives and Hedging Activities

Subject to maintaining our qualification as a REIT for U.S. federal income tax purposes, we utilize derivative financial instruments, including interest rate swaps, interest rate swaptions, mortgage put options, currency forwards, futures contracts, TBAs and Agency and Non-Agency Interest-Only Strips to hedge the interest rate and currency risk associated with our portfolio and related borrowings. Derivatives, subject to REIT requirements, are used for hedging purposes rather than speculation. We have also entered into a total return swap, which transfers the total return of the referenced security to the Company. We determine the fair value of our derivative positions and obtain quotations from third parties, including the Chicago Mercantile Exchange or CME, to facilitate the process of determining such fair values. If our hedging activities do not achieve the desired results, reported earnings may be adversely affected.

GAAP requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and to measure those instruments at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative. The fair value adjustment will affect either other comprehensive income in stockholders' equity until the hedged item is recognized in earnings or net income depending on whether the derivative instrument is designated and qualifies as a for hedge for accounting purposes and if so, the nature of the hedging activity. We have elected not to apply hedge accounting for our derivative instruments.  Accordingly, we record the change in fair value of our derivative instruments, which includes net interest rate swap payments/receipts (including accrued amounts) and net currency payments/receipts (including accrued amounts) related to interest rate swaps and currency swaps, respectively in "Gain (loss) on derivative instruments, net" in our Consolidated Statements of Operations.

In January 2017, the CME amended its rulebooks to legally characterize variation margin payments for over-the-counter derivatives they clear as settlements of the derivatives' exposure rather than collateral against exposure. As a result of the change in legal characterization, variation margin is no longer classified in our Consolidated Balance Sheets in either "Due from counterparties" or "Due to counterparties", but rather a settlement reflected in "Gain (loss) on derivatives, net" in our Consolidated Statements of Operations.

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

We evaluate the terms and conditions of our holdings of Agency and Non-Agency Interest-Only Strips, interest rate swaptions, currency forwards, futures contracts and TBAs to determine if these instruments have the characteristics of an investment or should be considered a derivative under GAAP.  In determining the classification of our holdings of Interest-Only Strips, we evaluate the securities to determine if the nature of the cash flows has been altered from that of the underlying mortgage collateral. Interest-Only Strips, for which the underlying mortgage collateral has been included into a structured security that alters the cash flows from the underlying mortgage collateral, are accounted for as derivatives. The carrying value of our Agency and Non-Agency Interest-Only Strips, accounted for as derivatives, is included in "Mortgage-backed securities and other securities, at fair value" in our Consolidated Balance Sheets.  The carrying value of interest rate swaptions, currency forwards, futures contracts and TBAs is included in "Derivative assets, at fair value" or "Derivative liability, at fair value" in our Consolidated Balance Sheets. Interest earned or paid along with the change in fair value of these instruments accounted for as derivatives is recorded in "Gain (loss) on derivative instruments, net" in our Consolidated Statements of Operations".

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

Accounting Standards Applicable to Emerging Growth Companies

The JOBS Act contains provisions that relax certain requirements for “emerging growth companies” for which we qualify. For as long as we are an emerging growth company, which may be up to five full fiscal years, unlike other public companies, we will not be required to: (i) comply with any new or revised financial accounting standards applicable to public companies until such standards are also applicable to private companies under Section 102(b)(1) of the JOBS Act; (ii) provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act; (iii) comply with any new requirements adopted by the PCAOB requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer; or (iv) comply with any new audit rules adopted by the PCAOB after April 5, 2012 unless the SEC determines otherwise.  We currently take advantage of some of these exemptions.  Our qualification for remaining an emerging growth company under the five full fiscal years expires on December 31, 2017.  However, we will no longer qualify for such exemption if our gross revenue for any year equals or exceeds $1.0 billion or more, we issue more than $1.0 billion in non-convertible debt during the three previous years, or if we are deemed to be a large accelerated filer. We have not elected to use the extended transition period for complying with any new or revised financial accounting standards.

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

Recent Accounting Pronouncements

Accounting Standards to be Adopted in Future Periods

In May 2014, the FASB issued ASU 2014-9, “Revenue from Contracts with Customers (Topic 606).” The guidance changes an entity’s recognition of revenue from contracts with customers.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  In addition, the new guidance requires improved disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In March 2016, the FASB issued implementation guidance which clarifies principal versus agent considerations in reporting revenue gross versus net (ASU 2016-8). In April 2016, the FASB issued implementation guidance which clarifies the identification of performance obligations (ASU 2016-10). In May 2016, the FASB issued amendments that affect only the narrow aspects of Topic 606 (ASU2016-12). In applying the new guidance, an entity may use either a retrospective approach to each prior reporting period or a retrospective approach with the cumulative effect recognized at the date of initial application. For a public company, the standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is not permitted for a public entity. We are evaluating the new guidance and do not expect it to have a material impact on our consolidated financial statements. We have not yet determined the method by which we will adopt the standard in 2017.

In January 2016, the FASB issued ASU 2016-1, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The guidance improves certain aspects of recognition, measurement, presentation, and disclosure of financial instruments.  The standard is effective for a public company for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years.  We are currently assessing the impact that this guidance will have on the Company's consolidated financial statements when adopted. We will apply the guidance by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption.  The guidance related to equity securities without readily determinable fair values will be applied prospectively to equity investments that exist at the date of adoption.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The guidance requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected by deducting an allowance for credit losses from the amortized cost basis of the financial assets. For available-for-sale debt securities, the new guidance aligns the income statement recognition of credit losses with the reporting period in which changes occur by recording credit losses through an allowance rather than a write-down and allowing subsequent reversals in credit loss estimates to be recognized in current income. The measurement of expected credit losses will be based on historical experience, current conditions and reasonable and supportable forecasts. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. For a public company, the standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption will be permitted for fiscal years beginning after December 15, 2018. The guidance should be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. For certain assets, a prospective transition approach is required. We are currently assessing the impact that this guidance will have on our consolidated financial statements when adopted.

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

In November 2016, the FASB issued ASU 2016-18 "Statement of Cash Flows (Topic 230): Restricted Cash, a consensus of the FASB's Emerging Issues Task Force." The guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents as well as disclose information about the nature of the restrictions on its cash and cash equivalents. For public business entities, the guidance is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The guidance should be applied using a retrospective transition method to each period presented. We are currently assessing the impact that this guidance will have on our consolidated financial statements and does not believe it will have a material impact when adopted.

In January 2017, the FASB issued ASU 2017-01 "Business Combinations (Topic 805): Clarifying the Definition of a Business." The amendments in this update provide a screen to determine when an integrated set of assets and activities (collectively referred to as a “set”) is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. If the screen is not met, the amendments in this update (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. For public business entities, the guidance is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The guidance should be applied prospectively on or after the effective date. We are currently assessing the impact that this guidance will have on our consolidated financial statements when adopted.

Investments

Our Current Investment Portfolio

The following table presents certain information about our investment portfolio at March 31, 2017 (dollars in thousands):

	Principal Balance	Unamortized Premium (Discount)	Discount Designated as Credit Reserve and OTTI	Amortized Cost	Unrealized Gain (Loss)	Fair Value	Net Weighted Average Coupon (1)
Agency RMBS
20-Year mortgage
Coupon Rate:
3.50%	$110,907	$5,795	$—	$116,702	$(1,044)	$115,658	3.5%
4.00%	131,490	7,634	—	139,124	354	139,478	4.0%
	242,397	13,429	—	255,826	(690)	255,136	3.8%
30-Year mortgage
Coupon Rate:
3.00%	25,905	952	—	26,857	(1,172)	25,685	3.0%
3.50%	38,215	2,735	—	40,950	(1,554)	39,396	3.5%
4.00%	319,352	24,294	—	343,646	(6,176)	337,470	4.0%
4.50%	208,703	15,299	—	224,002	2,588	226,590	4.5%
5.00%	46,758	5,737	—	52,495	(258)	52,237	5.0%
5.50%	1,941	355	—	2,296	(139)	2,157	5.5%
6.00%	2,257	252	—	2,509	101	2,610	6.0%
	643,131	49,624	—	692,755	(6,610)	686,145	4.2%

40-Year mortgage	98,748	1,173	—	99,921	870	100,791	3.5%

Agency RMBS IOs and IIOs(2)	N/A	N/A	N/A	16,219	941	17,160	2.9%
Agency RMBS IOs and IIOs accounted for as derivatives (2)(3)	N/A	N/A	N/A	N/A	N/A	15,069	3.2%
	N/A	N/A	—	16,219	941	32,229	3.0%

Agency CMBS	1,124,505	(15,651)	—	1,108,854	3,548	1,112,402	2.9%
Agency CMBS Interest-Only Strips(2)	N/A	N/A	N/A	—	14	14	3.2%
Agency CMBS IOs and IIOs accounted for as derivatives (2)(3)	N/A	N/A	N/A	N/A	N/A	7,285	0.6%
	1,124,505	(15,651)	—	1,108,854	3,562	1,119,701	2.5%
Subtotal Agency	2,108,781	48,575	—	2,173,575	(1,927)	2,194,002	3.1%

Non-Agency RMBS	86,024	(1,589)	(22,277)	62,158	2,150	64,308	2.9%

Non-Agency CMBS	447,375	(66,484)	(19,512)	361,379	(19,264)	342,115	4.9%
Subtotal Non-Agency	533,399	(68,073)	(41,789)	423,537	(17,114)	406,423	4.6%

Other securities(4)	90,665	5,830	(5,728)	113,471	1,016	114,487	6.8%

Residential Whole-Loans	211,005	817	—	211,822	3,978	215,800	4.6%
Residential Bridge Loans	33,186	18	—	33,204	N/A	N/A	9.5%
Securitized commercial loan	25,000	—	—	25,000	(500)	24,500	9.0%
Subtotal Loans	269,191	835	—	270,026	3,478	240,300	5.6%
Total	$3,002,036	$(12,833)	$(47,517)	$2,980,609	$(14,547)	$2,955,212	3.6%

(1) Net weighted average coupon as of March 31, 2017 is presented net of servicing and other fees.
(2) IOs and IIOs have no principal balances and bear interest based on a notional balance.  The notional balance is used solely to determine interest distributions on interest-only class of securities.  At March 31, 2017, the notional balance for Agency RMBS IOs and IIOs, Agency RMBS IOs and IIOs accounted for as derivatives, Agency CMBS IOs and IIOs, and Agency CMBS IOs and IIOs accounted for as derivatives was $185.7 million, $175.8 million, $25.3 million and $217.8 million, respectively.
(3) Interest on these securities is reported as a component of "Gain (loss) on derivative instruments, net" in our Consolidated Statements of Operations.
(4) Other securities include residual interests in asset-backed securities which have no principal balance and an amortized cost of approximately $22.7 million.

The following table summarizes our MBS and other securities at fair value according to their estimated weighted average life classifications as of March 31, 2017 (dollars in thousands):

Weighted Average Life	Fair Value	Net Weighted Average Coupon(1)
Less than or equal to three years	$113,404	5.4%
Greater than three years and less than or equal to five years	190,016	2.9%
Greater than five years and less than or equal to 10 years	1,951,815	3.4%
Greater than 10 years	459,677	3.6%
Total	$2,714,912	3.5%

(1)	Net weighted average coupon as of March 31, 2017 is presented net of servicing and other fees.

Our Agency Portfolio

The following table summarizes certain characteristics of our Agency portfolio by issuer and investment category as of March 31, 2017 (dollars in thousands):

	Principal Balance	Amortized Cost	Fair Value	Net Weighted Average Coupon (1)
Agency RMBS 20-Year, 30-Year and 40-Year
Fannie Mae	$642,988	$687,603	$683,835	4.1%
Freddie Mac	341,288	360,899	358,237	3.9%
Total Agency RMBS 20-Year, 30-Year and 40-Year	984,276	1,048,502	1,042,072	4.0%
Agency RMBS IOs and IIOs (2)
Fannie Mae	N/A	5,957	6,686	3.2%
Freddie Mac	N/A	5,967	6,098	2.6%
Ginnie Mae	N/A	4,295	4,376	3.3%
Total Agency RMBS IOs and IIOs (2)	N/A	16,219	17,160	2.9%
Agency RMBS IOs and IIOs accounted for as derivatives(2)
Fannie Mae	N/A	N/A	11,570	2.8%
Freddie Mac	N/A	N/A	1,648	3.4%
Ginnie Mae	N/A	N/A	1,851	4.9%
Total Agency RMBS IOs and IIOs accounted for as derivatives (2)	N/A	N/A	15,069	3.2%
Total: Agency RMBS	984,276	1,064,721	1,074,301	3.7%

Agency CMBS
Freddie Mac	1,124,505	1,108,854	1,112,402	2.9%
Agency CMBS IOs and IIOs (2)
Fannie Mae	N/A	—	14	3.2%
Agency CMBS IOs and IIOs accounted for as derivatives (2)
Ginnie Mae	N/A	N/A	7,285	0.6%
Total: Agency CMBS	1,124,505	1,108,854	1,119,701	2.5%
Total	$2,108,781	$2,173,575	$2,194,002	3.1%

(1)	Net weighted average coupon as of March 31, 2017 is presented net of servicing and other fees.

(2)	IOs and IIOs have no principal balances and bear interest based on a notional balance. The notional balance is used solely to determine interest distributions on the interest-only class of securities.

The following table details the constant prepayment rates for our Agency portfolio as of March 31, 2017, based on our Manager’s estimates which are based on third party models, as adjusted by our Manager, and are updated quarterly on a prospective basis:

Constant Prepayment Rates	Low	High
Agency RMBS
20-Year mortgage	6.47%	25.83%
30-Year mortgage	6.11%	29.78%
40-Year mortgage	7.02%	7.02%
Agency RMBS IOs and IIOs	9.71%	25.03%
Agency RMBS IOs and IIOs accounted for as derivatives	5.65%	27.63%
Agency CMBS and Agency CMBS IOs and IIOs(1)	N/A	N/A
Agency CMBS IOs accounted for as derivatives(1)	N/A	N/A

(1)	CMBS generally include prepayment restrictions; therefore, there are no Constant Prepayment Rates available.

Our Non-Agency Portfolio

The following table presents the fair value and weighted average purchase price for each of our Non-agency RMBS categories, including IOs accounted for as derivatives, together with certain of their respective underlying loan collateral attributes and current performance metrics as of March 31, 2017 (fair value dollars in thousands):

		Weighted Average
Category	Fair Value	Purchase Price	Life (Years)	Original LTV	Original FICO	60+ Day Delinquent	6-Month CPR
Alt-A	$55,771	$77.75	5.3	74.7%	701	19.2%	13.0%
Subprime	8,537	58.55	8.4	77.4%	634	19.8%	7.3%
Total	$64,308	$75.20	5.7	75.1%	698	19.3%	12.3%

The following table presents certain characteristics of our Non-Agency CMBS portfolio as of March 31, 2017 (dollars in thousands):

		Principal		Weighted Average
Type	Vintage	Balance	Fair Value	Life (Years)	Original LTV
Conduit:
	2006-2009	$228,230	$197,091	2.9	71.9%
	2010-2015	177,245	108,606	8.1	64.0%
		405,475	305,697	4.8	69.1%
Single Asset:
	2010-2015	41,900	36,418	5.0	64.0%
Total		$447,375	$342,115	4.8	68.5%

The following table summarizes the credit ratings of our Non-agency RMBS, Non-agency CMBS and other securities, based on fair value, as of March 31, 2017:

	Percentage
Credit Rating (1)	Non-Agency RMBS	Non-Agency CMBS	Other Securities
B	—%	5.2%	—%
B-	—%	5.9%	—%
Below B	81.3%	40.6%	—%
Not Rated	18.7%	48.3%	100.0%
Total	100.0%	100.0%	100.0%

(1)
For securities for which one or two ratings are obtained, the lower rating is used. For securities for which three ratings are obtained, the middle rating is used. Ratings are obtained either from S&P or other rating agencies, stated in terms of the S&P equivalent.

The following table details information for our Non-Agency and other securities portfolio as of March 31, 2017, based on our Manager’s estimates which are based on third party models, as adjusted by our Manager, and are updated quarterly on a prospective basis:

	Cumulative Default		Cumulative Severity		Cumulative 5-Year CRR (1)
	Low	High	Low	High	Low	High
Non-Agency RMBS	2.30%	41.22%	30.45%	83.37%	2.93%	14.82%
Other securities	—%	7.85%	19.08%	80.00%	6.63%	10.00%

(1)	Conditional Repayment Rate

The mortgages underlying our Non-Agency RMBS and Non-Agency CMBS are located in various states across the United States and other countries. The following table presents the five largest concentrations by location for the mortgages collateralizing our Non-Agency RMBS and Non-Agency CMBS as of March 31, 2017, based on fair value (dollars in thousands):

	Non-Agency RMBS			Non-Agency CMBS
	Concentration	Fair Value		Concentration	Fair Value
California	35.6%	$22,923	New York	11.6%	$39,580
Florida	10.3%	6,603	California	9.3%	31,882
Virginia	9.3%	5,986	Florida	7.9%	26,982
New York	9.1%	5,873	Illinois	6.0%	20,655
Maryland	4.6%	2,932	Texas	5.4%	18,358

Our Whole-Loan Portfolio

Residential Whole-Loans

Our Residential Whole-Loans are comprised of non-qualifying, mostly adjustable rate mortgages with low LTVs generally in the 10% to 80% range.  The following table presents certain information about our Residential Whole-Loans investment portfolio at March 31, 2017 (dollars in thousands):

			Weighted Average
Current Coupon Rate	Number of Loans	Principal Balance	Original LTV	Original FICO Score(1)	Expected Life (years)	Contractual Maturity (years)	Coupon Rate
3.01 – 4.00%	59	$23,057	54.9%	732	1.4	26.3	3.9%
4.01 – 5.00%	285	114,664	55.8%	737	1.6	27.6	4.4%
5.01 – 6.00%	185	69,765	56.8%	718	1.6	27.0	5.1%
6.01 – 7.00%	6	3,519	70.4%	743	1.4	22.0	6.4%
Total	535	$211,005	56.3%	730	1.6	27.2	4.6%

(1)	The original FICO score is not available for 162 loans with a principal balance of approximately $69.9 million at March 31, 2017. We have excluded those loans from the weighted average computation.

Residential Bridge Loans

Our Residential Bridge Loans are comprised of short-term fixed rate mortgages with a maximum LTV of 80%. The following table presents certain information about our Residential Bridge Loans investment portfolio at March 31, 2017 (dollars in thousands):

					Weighted Average
Current Coupon Rate	Number of Loans	Principal Balance	Unamortized Premium	Carrying Value	Original LTV	Original FICO Score(1)	Contractual Maturity (months)	Coupon Rate
8.01 – 9.00%	23	$9,800	$6	$9,805	72.1%	714	14.8	8.7%
9.01 – 10.00%	48	14,548	8	14,556	74.9%	695	8.1	9.4%
10.01 – 11.0%	32	8,838	5	8,843	73.1%	677	9.0	10.4%
Total	103	$33,186	$19	$33,204	73.6%	696	10.3	9.5%

(1)	The original FICO score is not available for 5 loans with a principal balance of approximately $1.4 million at March 31, 2017. We have excluded these loans from the weighted average computations.

The following table presents the U.S. states in which the collateral securing our Residential Whole-Loans and Residential Bridge Loans at March 31, 2017, based on principal balance, is located (dollars in thousands):

	State Concentration	Principal Balance
California	72.3%	$176,717
New York	11.5%	28,165
Washington	4.6%	11,274
Massachusetts	4.0%	9,731
Florida	3.7%	8,930
Other	3.9%	9,374
Total	100.0%	$244,191

As of March 31, 2017, all of our Residential Whole-Loans and Residential Bridge Loans were performing.

Investment Activity

The following table presents our investment portfolio activity for the three months ended March 31, 2017 and March 31, 2016 (dollars in thousands):

	Purchases	Principal Payments and Basis Recovery	Proceeds from Sales
Three Months Ended March 31, 2017
Agency RMBS and Agency RMBS IOs and IIOs	$204,803	$44,955	$550,351
Non-Agency RMBS	—	5,032	246,006
Agency CMBS and Agency CMBS IOs and IIOs	746,728	927	—
Non-Agency CMBS	16,490	18,205	19,817
Other securities	69,001	172	22,946
Total MBS and other securities	$1,037,022	$69,291	$839,120
Residential Whole-Loans (1)	35,671	12,137	—
Residential Bridge Loans (2)	37,923	4,713	—
Total Investments	$1,110,616	$86,141	$839,120

Three Months Ended March 31, 2016
Agency RMBS and Agency RMBS IOs and IIOs	$287,320	$43,442	$314,710
Non-Agency RMBS	5,418	15,068	82,801
Agency CMBS and Agency CMBS IOs and IIOs	—	1,046	6,776
Non-Agency CMBS	—	13,907	12,259
Other securities	700,836	1,496	750,226
Total MBS and other securities	$993,574	$74,959	$1,166,772
Residential Whole-Loans	—	17,221	—
Total Investments	$993,574	$92,180	$1,166,772

(1)	For the three months ended March 31, 2017, purchases of Residential Whole-Loans include premiums of $354 thousand paid at acquisition.

(2)	For the three months ended March 31, 2017, purchases of Residential Bridge Loans include premiums of $24 thousand paid at acquisition.

The following table presents the vintage(1) of our investment portfolio at March 31, 2017:

	2001	2004	2005	2006	2007	2011	2012	2013	2014	2015	2016	2017	Total
Agency RMBS
20-Year Mortgage	—%	—%	—%	—%	—%	—%	1.7%	3.4%	3.3%	0.1%	—%	—%	8.5%
30-Year Mortgage	—%	—%	—%	—%	—%	0.1%	7.4%	4.5%	6.0%	—%	1.3%	3.5%	22.8%
40-Year Mortgage	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%	3.3%	—%	3.3%
Agency RMBS IOs and IIOs	—%	—%	—%	—%	—%	—%	0.2%	—%	0.3%	—%	0.1%	—%	0.6%
Agency RMBS IOs and IIOs, accounted for as derivatives	—%	—%	—%	0.1%	—%	—%	0.3%	—%	0.1%	—%	—%	—%	0.5%
Agency CMBS	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%	13.5%	23.4%	36.9%
Agency CMBS IOs and IIOs, accounted for as derivatives	—%	—%	—%	—%	—%	—%	0.1%	0.1%	—%	—%	—%	—%	0.2%
Non-Agency RMBS	—%	0.8%	0.8%	1.0%	0.4%	—%	—%	—%	—%	—%	—%	—%	3.0%
Non-Agency CMBS	—%	—%	—%	2.8%	3.8%	1.1%	0.2%	0.1%	0.6%	2.4%	0.3%	—%	11.3%
Other securities	0.3%	—%	—%	—%	—%	—%	—%	—%	0.4%	0.5%	1.1%	1.5%	3.8%
Residential Whole-Loans	—%	—%	—%	—%	—%	0.2%	0.3%	3.1%	1.3%	0.1%	2.2%	—%	7.2%
Residential Bridge Loans	—%	—%	—%	—%	—%	—%	—%	—%	0.1%	1.0%	—%	—%	1.1%
Securitized commercial loan	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%	0.8%	—%	0.8%
Total	0.3%	0.8%	0.8%	3.9%	4.2%	1.4%	10.2%	11.2%	12.1%	4.1%	22.6%	28.4%	100%
 (1) Based on carrying amount of the investments.

Financing Activity

We have entered into repurchase agreements to finance the vast majority of our investments.  These agreements are secured by our investments and bear interest at rates that have historically moved in close relationship to LIBOR.  The following table summarizes our repurchase agreements and the value of the collateral pledged as of March 31, 2017 and December 31, 2016 (dollars in thousands):

	March 31, 2017		December 31, 2016
Collateral	Repurchase Agreement Borrowings Outstanding	Value of Collateral Pledged	Repurchase Agreement Borrowings Outstanding	Value of Collateral Pledged
Agency RMBS, at fair value	$835,537	$863,842	$1,427,674	$1,465,384
Agency CMBS, at fair value	933,457	991,436	56,365	61,200
Non-Agency RMBS, at fair value	50,438	64,295	218,712	308,165
Non-Agency CMBS, at fair value	239,632	342,115	255,656	358,919
Whole-Loans and securitized commercial loan(1)	213,509	262,724	161,181	205,702
Other securities, at fair value	51,854	98,419	36,056	67,762
Borrowings under repurchase agreements	$2,324,427	$2,622,831	$2,155,644	$2,467,132

(1)
Repurchase borrowings and collateral pledged attributed to Residential Whole-Loans, Residential Bridge Loans and securitized commercial loan owned through trust certificates.  The trust certificates are eliminated upon consolidation. The Residential Bridge Loans are carried at amortized cost since we did not elect the fair value option.

The following table presents our repurchase agreement borrowing activity, by type of collateral pledged, for the three months ended March 31, 2017 and March 31, 2016 (dollars in thousands):

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
Collateral	Proceeds	Repayments	Proceeds	Repayments
Agency RMBS	$1,520,112	$2,112,248	$2,223,705	$2,233,537
Agency CMBS	1,098,531	221,439	58,523	67,655
Non-Agency RMBS	157,024	325,298	457,464	542,273
Non-Agency CMBS	379,647	395,672	387,907	417,575
Whole-Loans and securitized commercial loan(1)	585,107	532,779	448,094	458,199
Other securities	135,936	120,138	200,067	239,771
Total	$3,876,357	$3,707,574	$3,775,760	$3,959,010

(1)
Repurchase borrowings collateralized by Residential Whole-Loans, Residential Bridge Loans and securitized commercial loan owned through trust certificates.  The trust certificates are eliminated upon consolidation.

At March 31, 2017, we had outstanding repurchase agreement borrowings with the following counterparties totaling approximately $2.3 billion:

(dollars in thousands) Repurchase Agreement Counterparties	Amount Outstanding	Percent of Total Amount Outstanding	Company Investments Held as Collateral(1)	Counterparty Rating(2)
Merrill Lynch Pierce Fenner & Smith Inc.	$489,152	21.1%	$511,559	A+
RBC Capital Markets LLC	407,611	17.6%	428,713	AA-
Citigroup Global Markets Inc.	295,665	12.7%	311,974	A+
TD Securities (USA) LLC	190,809	8.2%	199,873	AA-
Credit Suisse AG, Cayman Islands Branch	181,865	7.8%	225,804	A
RBC (Barbados) Trading Bank Corporation	156,392	6.7%	214,704	P-1
The Bank of Nova Scotia	123,190	5.3%	127,717	A+
BNP Paribas Securities Corporation	104,721	4.5%	108,734	A
KGS-Alpha Capital Markets, L.P.	71,750	3.1%	76,349	Unrated
Credit Suisse Securities (USA) LLC	64,061	2.8%	120,862	A
Mizuho Securities USA Inc.	63,293	2.7%	68,209	A
Nomura Securities International, Inc.	49,808	2.1%	53,937	Unrated(3)
Deutsche Bank AG	49,569	2.1%	67,892	A-
Goldman Sachs Bank USA	29,028	1.2%	38,004	A+
Morgan Stanley & Co. LLC	27,586	1.2%	45,057	A+
Royal Bank of Canada	19,927	0.9%	23,443	AA-
Total	$2,324,427	100.0%	$2,622,831

(1)
Company assets held as collateral includes Residential Whole-Loans, Residential Bridge Loans and securitized commercial loan owned through trust certificates with a fair value of $215.8 million, carrying value of $33.2 million and fair value of $13.7 million, respectively.

(2)
The counterparty ratings presented above are the long-term issuer credit ratings as rated at March 31, 2017 by S&P, except for RBC (Barbados) Trading Bank Corporation which is the short-term issuer credit rating by Moody’s at March 31, 2017.

(3)	Nomura Holdings, Inc., the parent company of Nomura Securities International, Inc., is rated A- by S&P at March 31, 2017.

At December 31, 2016, we had outstanding repurchase agreement borrowings with the following counterparties totaling approximately $2.2 billion:

(dollars in thousands) Repurchase Agreement Counterparties	Amount Outstanding(1)	Percent of Total Amount Outstanding	Fair Value of Company Investments Held as Collateral(1)	Counterparty Rating(2)
Merrill Lynch Pierce Fenner & Smith Inc.	$507,779	23.5%	$509,760	A+
RBC (Barbados) Trading Bank Corporation	174,937	8.0%	228,433	P-1
RBC Capital Markets LLC	161,986	7.5%	170,365	AA-
Credit Suisse AG, Cayman Islands Branch	154,391	7.2%	192,136	A
The Bank of Nova Scotia	148,531	6.9%	152,640	A+
Barclays Capital Inc.	145,416	6.7%	161,824	A-
TD Securities (USA) LLC	124,745	5.8%	130,847	AA-
BNP Paribas Securities Corporation	120,346	5.6%	126,815	A
Credit Suisse Securities (USA) LLC	92,547	4.3%	165,858	A
The Bank of New York Mellon	76,986	3.6%	79,704	A
Deutsche Bank AG	75,462	3.5%	94,054	BBB+
Deutsche Bank Securities LLC	74,729	3.5%	73,817	BBB+
KGS-Alpha Capital Markets, L.P.	74,384	3.5%	78,657	Unrated
Goldman Sachs Bank USA	70,085	3.3%	100,587	A+
Morgan Stanley & Co. LLC	56,410	2.6%	86,777	A+
Mizuho Securities USA Inc.	45,570	2.1%	50,114	A
Nomura Securities International, Inc.	35,746	1.7%	43,243	Unrated(3)
All other counterparties (4)	15,594	0.7%	21,501
Total	$2,155,644	100.0%	$2,467,132

(1)
Fair value of Company assets held as collateral includes Residential Whole-Loans and securitized commercial loan owned through trust certificates with a fair value of $192.1 million and $13.6 million, respectively.

(2)
The counterparty ratings presented above are the long-term issuer credit ratings as rated at December 31, 2016 by S&P, except for RBC (Barbados) Trading Bank Corporation, which is the short-term issuer credit rating by Moody’s at December 31, 2016.

(3)	Nomura Holdings, Inc., the parent company of Nomura Securities International, Inc., is rated A- by S&P at December 31, 2016.

(4)
Represents amount outstanding with three counterparties, which each holds collateral valued less than 5% of our stockholders’ equity as security for our obligations under the applicable repurchase agreements as of December 31, 2016.

We record the liability for MBS and other securities purchased, for which settlement has not taken place as an investment related payable.  As of March 31, 2017, we had investment related payables of $333.5 million.

The following table presents our repurchase agreement borrowings by type of collateral pledged as of March 31, 2017 and March 31, 2016, and the respective Cost of Funds on a GAAP and Non-GAAP basis for the periods then ended (dollars in thousands):

Collateral	Balance at March 31, 2017	Weighted Average Cost of Funds for the three months ended March 31, 2017	Balance at March 31, 2016	Weighted Average Cost of Funds for the three months ended March 31, 2016
Agency RMBS	$835,537	1.00%	$1,591,880	0.74%
Agency CMBS	933,457	1.03%	23,567	1.85%
Non-Agency RMBS	50,438	2.61%	295,369	2.09%
Non-Agency CMBS	239,632	2.66%	294,579	2.05%
Whole-Loans and securitized commercial loan (1)	213,509	3.35%	170,788	2.59%
Other securities	51,854	3.25%	26,946	2.65%
GAAP - Effective Cost of Funds	$2,324,427	1.52%	$2,403,129	1.29%
Interest rate swaps	N/A	1.26%	N/A	1.40%
Non-GAAP - Effective Cost of Funds(2)	$2,324,427	2.79%	$2,403,129	2.70%

(1)
Repurchase borrowings collateralized by Residential Whole-Loans, Residential Bridge Loans and securitized commercial loan owned through trust certificates.  The trust certificates are eliminated upon consolidation.

(2)
The Non-GAAP effective cost of funds for the three months ended March 31, 2017 and March 31, 2016, is calculated on an annualized basis and include interest expense for the periods and net periodic interest payments on interest rate swaps, net of premium amortization on MAC swaps, of approximately $7.1 million and $8.4 million, respectively. While swaps are not accounted for using hedge accounting, such instruments are viewed by us as an economic hedge against increases in interest rates on our liabilities and are classified as hedges for U.S. federal income tax purposes in satisfying the REIT requirements.  See “Non-GAAP Financial Measures.”

The following table presents our average repurchase agreement borrowings, excluding unamortized debt issuance costs, by type of collateral pledged for the three months ended March 31, 2017 and March 31, 2016 (dollars in thousands):

Collateral	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Agency RMBS	$1,041,907	$1,495,608
Agency CMBS	626,241	27,775
Non-Agency RMBS	118,194	339,710
Non-Agency CMBS	242,245	309,936
Whole-Loans and securitized commercial loan (1)	193,413	178,488
Other securities	47,026	52,014
Total	$2,269,026	$2,403,531
Maximum borrowings during the period(2)	2,324,427	2,403,129

(1)
Repurchase agreement borrowings collateralized by Residential Whole-Loans, Residential Bridge Loans and securitized commercial loan owned through trust certificates.  The trust certificates are eliminated upon consolidation.

(2)	Amount represents the maximum borrowings at month-end during each of the respective periods.

Hedging Activity

To mitigate our exposure to the effects of increases in short-term interest rates in connection with our repurchase agreements, we enter into interest rate swaps.  The interest rate swaps generally provide for fixed interest rates that are indexed off of LIBOR and are viewed by us to effectively fix the floating interest rates, on our repurchase agreements.  In managing our interest rate swap position in conjunction with our hedging strategy and potential tax implications, we may enter into variable-rate payment swaps which effectively act as an offset to fixed-rate payment swaps, forward starting swaps and interest rate swaptions. We also enter into compression trades that enable us to terminate substantial amounts of swap contracts before they expire by their terms, when there has been substantial two-way (pay and receive) swap activity. These "compression trades" reduce the number of interest rate swaps outstanding.

As of March 31, 2017, we had approximately $3.4 billion of fixed pay rate interest rate swaps, $660.0 million of forward starting fixed pay interest rate swaps (forward starting dates of 7.6 months), $2.3 billion of variable-rate payment interest rate swaps and $455.5 million of forward starting variable pay swaps (forward starting dates of 3.2 months). Our net fixed pay position was $1.3 billion, which includes the forward starting swaps. We did not enter into any compression trades for the three months ended March 31, 2017.

Interest Rate Swaps

The following table presents information about our fixed pay rate interest rate swaps as of March 31, 2017 and December 31, 2016 (dollars in thousands):

	March 31, 2017					December 31, 2016
Remaining Interest Rate Swap Term	Notional Amount	Average Fixed Pay Rate	Average Floating Receive Rate	Average Maturity (Years)	Forward Starting(1)	Notional Amount	Average Fixed Pay Rate	Average Floating Receive Rate	Average Maturity (Years)	Forward Starting(1)
1 year or less	$105,900	0.8%	1.0%	0.6	—%	$105,900	0.8%	0.8%	0.8	—%
Greater than 1 year and less than 3 years	118,000	1.8%	1.1%	2.4	—%	993,000	1.2%	0.9%	1.4	88.1%
Greater than 3 years and less than 5 years	1,047,800	2.1%	1.1%	3.7	—%	1,861,700	1.9%	0.9%	3.9	36.5%
Greater than 5 years	2,823,400	2.8%	0.8%	9.4	23.4%	1,701,600	3.1%	0.9%	10.5	6.5%
Total	$4,095,100	2.5%	0.9%	7.5	16.1%	$4,662,200	2.1%	0.9%	5.7	35.7%

 (1) Represents the percentage of notional that is forward starting

The following table presents information about our variable pay rate interest rate swaps as of March 31, 2017 and December 31, 2016 (dollars in thousands):

	March 31, 2017					December 31, 2016
Remaining Interest Rate swap Term	Notional Amount	Average Variable Pay Rate	Average Fixed Receive Rate	Average Maturity (Years)	Forward Starting (1)	Notional Amount	Average Variable Pay Rate	Average Fixed Receive Rate	Average Maturity (Years)	Forward Starting (1)
Greater than 1 year and less than 3 years	$192,800	1.0%	1.4%	2.9	—%	$—	—%	—%	—	—%
Greater than 3 years and less than 5 years	1,609,900	0.8%	1.8%	4.1	28.3%	1,811,400	0.9%	1.4%	3.7	—%
Greater than 5 years	970,000	1.1%	2.2%	11.9	—%	871,000	0.9%	2.2%	12.3	—%
Total	$2,772,700	0.9%	1.9%	6.7	16.4%	$2,682,400	0.9%	1.7%	6.5	—%

(1) Represents the percentage of notional that is forward starting

At March 31, 2017 and December 31, 2016, we did not hold any interest rate swaption positions.

To-Be-Announced Securities

We purchased and sold TBAs during the three months ended March 31, 2017 and the year ended December 31, 2016. As of December 31, 2016, we had no contracts to purchase ("long position") or sell ("short position") TBAs on a forward basis. The following is a summary of our long and short TBA positions reported as of March 31, 2017, in "Derivative assets, at fair value" and "Derivative liability, at fair value" in our Consolidated Balance Sheets (dollars in thousands):

	March 31, 2017
	Notional Amount	Fair Value
Purchase contracts, asset	$699,800	$4,295
TBA securities, asset	699,800	4,295
Sale contracts, liability	(599,800)	(2,596)
TBA securities, liability	(599,800)	(2,596)
TBA securities, net	$100,000	$1,699

The following table presents additional information about our contracts to purchase and sell TBAs for the three months ended March 31, 2017 (dollars in thousands):

	Notional Amount		Settlement, Termination, Expiration or Exercise	Notional Amount
	December 31, 2016	Additions		March 31, 2017
Purchase of TBAs	$—	$1,899,800	$(1,200,000)	$699,800
Sale of TBAs	$—	$1,799,800	$(1,200,000)	$599,800

Futures Contracts

We may enter into Eurodollar, Volatility Index, and U.S. Treasury futures. As of March 31, 2017, we had sale contracts or short position for U.S. Treasury futures with a notional amount of $278.4 million, a fair value in an liability position of $545 thousand and an expiration date of June 2017. As of December 31, 2016, we had contracts to buy or long positions for U.S. Treasuries with a notional amount of $56.9 million, a fair value in an asset position of $71 thousand and an expiration date of March 2017. In addition, as of December 31, 2016, the Company had sale contracts or short positions for U.S. Treasuries with a notional amount of $176.3 million, a fair value in a liability position of $2.5 million and an expiration date of March 2017.

Currency Swaps and Forwards

We have invested in and, in the future, may invest in additional assets which are denominated in a currency or currencies other than U.S. dollars.  Similarly, we have and may in the future, finance such assets in a currency or currencies other than U.S. dollars.  In order to mitigate the impact to us, we may enter into derivative financial instruments, including foreign currency swaps and foreign currency forwards, to manage fluctuations in the valuation between U.S. dollars and such foreign currencies.  Foreign currency swaps involve the payment of a foreign currency at fixed interest rate on a fixed notional amount and the receipt of U.S. dollars at a fixed interest rate on a fixed notional amount.  Foreign currency forwards provide for the payment of a fixed amount of a foreign currency in exchange for a fixed amount of U.S. dollars at a date certain in the future.  The following is a summary of our foreign currency forwards at March 31, 2017 and December 31, 2016 (dollars and euros in thousands):

	March 31, 2017					December 31, 2016
Derivative Type	Notional Amount	Notional (USD )	Maturity	Fair Value	Derivative Type	Notional Amount	Notional (USD)	Maturity	Fair Value
Buy EUR/Sell USD currency forward	€40	$43	May 2017	$—	Buy USD/Sell EUR currency forward	€710	$784	January 2017	$34
Currency forwards, assets	€40	$43	n/a	$—	Currency forwards, assets	€710	$784	n/a	$34
Buy EUR/Sell USD currency forward	€673	$726	May 2017	$(4)	Buy EUR/Sell USD currency forward	€673	$735	February 2017	$(23)
Buy USD/Sell EUR currency forward	€362	$384	May 2017	$(4)	Buy EUR/Sell USD currency forward	€710	$797	January 2017	$(46)
Currency forwards, liabilities	€1,035	$1,110	n/a	$(8)	Currency forwards, liabilities	€1,383	$1,532	n/a	$(69)
Total currency forwards	€1,075	$1,153	n/a	$(8)	Total currency forwards	€2,093	$2,316	n/a	$(35)

Results of Operations

General

For the three months ended March 31, 2017, we had net income of $20.2 million or $0.48 per basic and diluted weighted average common share, compared to net loss of $36.3 million or $(0.88) per basic and diluted weighted average common share for the three months ended March 31, 2016.  Our results of operations for the three months ended March 31, 2017, were impacted by the following, which are discussed in greater detail below: We generated lower net interest income as a result of an smaller average investment portfolio for the quarter coupled with a higher cost of funds.The lower average portfolio was a result of the reallocation of capital to reduce our exposure to Agency RMBS and Non-Agency RMBS investments. The reallocation of capital generated realized gains recognized in the first quarter of 2017 coupled with the decrease in net unrealized losses on our investments and derivatives and the decrease in general and administrative expenses all which contributed to generating net income for the quarter.

Comparison of the three months ended March 31, 2017 to the three months ended March 31, 2016

Net Interest Income

The following table sets forth certain information regarding our net investment income for the three months ended March 31, 2017 and March 31, 2016 (dollars in thousands):

Period Ended	Average Amortized Cost of Assets	Total Interest Income	Yield on Average Assets	Average Balance of Borrowings	Total Interest Expense	Average Cost of Funds(1)	Net Interest Income	Net Interest Margin
Three months ended March 31, 2017
Agency RMBS	$1,065,334	$7,294	2.78%	$1,041,907	$2,572	1.00%	$4,722	1.80%
Agency CMBS	704,166	5,174	2.98%	626,241	1,594	1.03%	3,580	2.06%
Non-Agency RMBS	154,975	2,892	7.57%	118,194	762	2.61%	2,130	5.57%
Non-Agency CMBS	370,981	7,689	8.41%	242,245	1,589	2.66%	6,100	6.67%
Residential Whole-Loans	218,351	2,271	4.22%	175,497	1,413	3.27%	858	1.59%
Residential Bridge Loans	13,555	319	9.54%	11,124	129	4.70%	190	5.68%
Securitized commercial loan	25,000	563	9.13%	17,792	301	6.86%	262	4.25%
Other Securities	108,657	2,228	8.32%	47,026	377	3.25%	1,851	6.91%
Total	$2,661,019	$28,430	4.33%	$2,280,026	$8,737	1.55%	$19,693	3.00%

Three months ended March 31, 2016
Agency RMBS	$1,563,878	$8,818	2.27%	$1,495,608	$2,765	0.74%	$6,053	1.56%
Agency CMBS	22,123	359	6.53%	27,775	128	1.85%	231	4.20%
Non-Agency RMBS	466,409	7,941	6.85%	339,710	1,767	2.09%	6,174	5.32%
Non-Agency CMBS	449,045	8,572	7.68%	309,936	1,578	2.05%	6,994	6.26%
Residential Whole-Loans	205,689	1,866	3.65%	171,620	1,099	2.58%	767	1.50%
Securitized commercial loan	25,000	569	9.15%	17,868	299	6.73%	270	4.34%
Other Securities	104,536	1,493	5.74%	52,014	343	2.65%	1,150	4.42%
Total	$2,836,680	$29,618	4.20%	$2,414,531	$7,979	1.33%	$21,639	3.07%

(1) Average cost of funds does not include the interest expense related to our derivatives. In accordance with GAAP, such costs are included in "Gain (loss) on derivative instruments, net" in the Consolidated Statements of Operations.

For the three months ended March 31, 2017 and March 31, 2016, we earned interest income on our investments of approximately $28.4 million and $29.6 million, respectively, and incurred interest expense, which primarily related to our borrowings under repurchase agreements of approximately $8.7 million and $8.0 million, respectively.  While our yield on average assets for the three months ended March 31, 2017 increased to 4.33% from 4.20% for the three months ended March 31, 2016 , interest income decreased. The decrease was primarily the result of an average smaller investment portfolio due to our strategic shift and timing to deploy capital from Agency RMBS and Non-Agency RMBS to Agency CMBS and credit-sensitive investments. We decided to reduce our exposure to lower yielding Agency RMBS to slightly higher yielding Agency CMBS because of the expectation of continued interest rate volatility coupled with the anticipation of the Federal Reserve reducing its balance sheet, resulting in continued spread widening for Agency RMBS securities. Agency CMBS are not held by the Federal Reserve balance sheet and would not be subject to technical pressures that Agency RMBS may experience. We also reduced our exposure to Non-Agency RMBS, IO's and IIO's, which recovered their anticipated value, in an effort to reduce volatility in our book value. Other factors impacting interest income include assumptions pertaining prepayments, defaults and loss severity on our investment portfolio. Our higher borrowing costs were a result of: (i) the increase in interest rates, and (ii) increased interest costs associated with financing our credit-sensitive investments, which generally have higher interest rates than repurchase agreements on Agency RMBS and Agency CMBS. The increase was partially offset by lower average repurchase agreement borrowings.  Our average borrowings decreased from $2.4 billion for the three months ended March 31, 2016 to $2.3 billion for the three months ended March 31, 2017, while the average cost of funds for the same periods increased from 1.33% for the three months ended March 31, 2016 to 1.55% for the three months ended March 31, 2017.  As a result of the movements in interest income and interest expense discussed above, our net interest margin decreased to 3.00% for the three months ended March 31, 2017 from 3.07% for the three months ended March 31, 2016.

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

The following table presents the sales and realized gains (loss) of our investments for each of the three months ended March 31, 2017 and March 31, 2016 (dollars in thousands):

	Three Months Ended March 31, 2017				Three months ended March 31, 2016
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Agency RMBS (1)	$550,351	$3,531	$(3,640)	$(109)	$310,480	$5,250	$(5,151)	$99
Agency CMBS	—	—	—	—	6,776	—	(55)	(55)
Non-Agency RMBS (1)	243,811	24,389	(2,242)	22,147	82,801	1,219	(4,244)	(3,025)
Non-Agency CMBS	19,817	6	(732)	(726)	12,259	—	(2,783)	(2,783)
Other securities	22,946	—	$(54)	(54)	750,226	1,818	(2,109)	(291)
Total	$836,925	$27,926	$(6,668)	$21,258	$1,162,542	$8,287	$(14,342)	$(6,055)

(1)	Excludes Interest-Only Strips, accounted for as derivatives.

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

The following table presents the other-than-temporary impairments we recorded on our securities portfolio (dollars in thousands):

	Three months ended March 31, 2017	Three months ended March 31, 2016
Agency RMBS	$499	$727
Non-Agency RMBS	—	4,917
Non-Agency CMBS	4,334	2,785
Other securities	1,264	2,368
Total	$6,097	$10,797
Unrealized gain (loss), net

Our investments and securitized debt, for which we have elected the fair value option are recorded at fair value with the periodic changes in fair value being recorded in earnings.  The change in unrealized gain (loss) is directly attributable to changes in market pricing on the underlying investments and securitized debt during the period.  For the three months ended March 31, 2017, unrealized gain decreased to a net unrealized loss of $5.1 million from a net unrealized gain of $10.8 million for the three months ended March 31, 2016. The decrease in fair value was attributable lower prices as a result of wider spreads on our Agency RMBS in the first quarter of 2017 relative to the first quarter of 2016 coupled with a smaller investment portfolio due to our strategic shift and timing to deploy capital from Agency RMBS and Non-Agency RMBS to Agency CMBS and credit-sensitive investments.

The following table presents the net unrealized gains (losses) we recorded on our investments and securitized debt (dollars in thousands):

	Three months ended March 31, 2017	Three months ended March 31, 2016
Agency RMBS	$(1,225)	$18,108
Agency CMBS	1,781	(1,018)
Non-Agency RMBS	(15,186)	9,593
Non-Agency CMBS	7,618	(15,366)
Whole-Loans	655	(778)
Other securities	1,338	(353)
Securitized debt	(121)	583
Total	$(5,140)	$10,769

Gain (loss) on derivatives, net

In order to mitigate interest rate risk resulting from our future repurchase agreement borrowings, we entered into interest rate swaps, interest rate swaptions, future contracts, currency swaps and currency forwards. The fair value of our interest rate swaps increased as a result of the swap spreads tightening.  While not designated as hedges for accounting purposes, our current and future interest rate swaps, interest rate swaptions, foreign currency swaps and foreign currency forwards are, collectively, treated as economic hedge on a portion of our floating-rate borrowings and foreign currency rate exposure, respectively.  Since we do not apply hedge accounting for these instruments, we record the change in fair value related to such agreements in earnings in "Gain (loss) on derivative instruments, net". Effective January 2017, variation margin of CME cleared derivatives are treated as settlements of the derivative contract rather than cash collateral, accordingly variation margin is treated as a gain or loss of partial settlement of the underlying derivative contract and reported in "Gain (loss) on derivative instruments, net" in the Consolidated Statements of Operations. Also, included in "Gain (loss) on derivative instruments, net" in our Consolidated Statements of Operations are the net interest rate swap payments and currency payments (including accrued amounts) associated with these instruments.

The following tables presents the components of gain (loss) on derivatives for the three months ended March 31, 2017 and March 31, 2016 (dollars in thousands):

	Realized Gain (Loss), net
Description	Other Settlements / Expirations	Variation Margin Settlement	Mark-to-Market	Return (Recovery) of Basis	Contractual interest income (expense), net(1)	Total
Three months ended March 31, 2017
Interest rate swaps	$3,749	$3,974	$(2,466)	$169	$(7,225)	$(1,799)
Interest rate swaptions	(115)	—	—	—	—	(115)
Agency and Non-Agency Interest-Only Strips— accounted for as derivatives	94	—	(1,298)	(1,565)	2,041	(728)
Options	(172)	—	(198)	—	—	(370)
Futures contracts	(6,638)	—	1,871	—	—	(4,767)
Foreign currency forwards	(23)	—	29	—	—	6
Total return swaps	(514)	—	1,214	—	231	931
TBAs	446	—	1,699	—	—	2,145
Total	$(3,173)	$3,974	$851	$(1,396)	$(4,953)	$(4,697)

Three months ended March 31, 2016
Interest rate swaps	$(3,605)	$—	$(54,248)	$167	$(8,595)	$(66,281)
Interest rate swaptions	(712)	—	1,309	—	—	597
Agency and Non-Agency Interest-Only Strips— accounted for as derivatives	300	—	(3,679)	(3,383)	4,146	(2,616)
Options	4,756	—	—	—	—	4,756
Futures contracts	14,316	—	(1,159)	—	—	13,157
Foreign currency forwards	(28)	—	(200)	—	—	(228)
Foreign currency swaps	3,942	—	(4,569)	—	113	(514)
Total return swaps	8	—	(866)	—	221	(637)
TBAs	7,739	—	(1,143)	—	—	6,596
Total	$26,716	$—	$(64,555)	$(3,216)	$(4,115)	$(45,170)

(1)	Contractual interest income (expense), net on derivative instruments includes interest settlement paid or received.

Other, net

For the three months ended March 31, 2017 and March 31, 2016, "Other, net" was income of $403 thousand and loss of $332 thousand, respectively, of which $1 thousand and $575 thousand was related to net foreign currency loss, respectively, and the balance comprised of miscellaneous net interest income (expense) on cash collateral for our derivative and repurchase agreements.  Generally, our foreign currency denominated investments are financed with repurchase agreements in the same currency.  We recognize a gain or loss in foreign currency exchange, depending on the movement of the exchange rates during the period.

Expenses

Management Fee Expense

We incurred management fee expense of approximately $2.5 million and $2.8 million for the three months ended March 31, 2017 and March 31, 2016, respectively.  Pursuant to the terms of the Management Agreement, our Manager is paid a management fee equal to 1.5% per annum of our stockholders’ equity (as defined in the Management Agreement), calculated and payable (in cash) quarterly in arrears. The decrease resulted from the August 3, 2016 amendment to the Management Agreement that amended the definition of "Equity" as defined in the agreement. Under the new definition OTTI will reduce the equity base used to calculate the management fee.

The management fees, expense reimbursements and the relationship between our Manager and us are discussed further in Note 9, “Related Party Transactions,” to the financial statements contained in this Quarterly Report on Form 10-Q.

Other Operating Expenses

We incurred other operating expenses of approximately $417 thousand and $438 thousand for the three months ended March 31, 2017 and March 31, 2016, respectively. Other operating cost is comprised of derivative transaction costs, custody and servicing fees. The decrease is insignificant quarter over quarter.

General and Administrative Expenses

We incurred general and administrative expenses of approximately $2.0 million and $3.2 million for the three months ended March 31, 2017 and March 31, 2016, respectively. The following describes the key components of general and administrative expenses.

Compensation Expense

Compensation expense marginally increased from $737 thousand for the three months ended March 31, 2016 to $740 thousand for the three months ended March 31, 2017. The increase is insignificant quarter over quarter.

Professional Fees

Professional fees decreased to approximately $888 thousand for the three months ended March 31, 2017 from approximately $2.0 million for the three months ended March 31, 2016. The decrease was primarily related to the following: i) consulting fees attributable to the outsourced interim chief financial officer position prior to hiring a permanent replacement in June of 2016 , ii) higher 2015 audit fees, and iii) other one-time professional fees incurred in the first quarter of 2016.

Other general and administrative expenses

Other general and administrative decreased from approximately $428 thousand for the three months ended March 31, 2016 to approximately $345 thousand for the three months ended March 31, 2017.

Book Value Per Share

As of March 31, 2017 and December 31, 2016, our book value per common share was $10.45 and $10.27, respectively.

Non-GAAP Financial Measures

Total interest income including interest income on Agency and Non-Agency Interest-Only Strips classified as derivatives and Effective Cost of Funds (as defined below) for the three months ended March 31, 2017 and March 31, 2016, constitute a Non-GAAP financial measures within the meaning of Regulation G promulgated by the SEC.  We believe that the measures presented in this Quarterly Report on Form 10-Q, when considered together with U.S. GAAP financial measures, provide information that is useful to investors in understanding our borrowing costs and net interest income, as viewed by us.  An analysis of any Non-GAAP financial measure should be made in conjunction with results presented in accordance with GAAP.

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

The following table sets forth certain information regarding our net investment income for the three months ended March 31, 2017 and March 31, 2016 (dollars in thousands):

Period Ended	Average Amortized Cost of Assets(1)	Total Interest Income(2)	Yield on Average Assets(1)	Average Balance of Borrowings	Total Interest Expense(3)	Average Effective Cost of Funds	Net Interest Income	Net Interest Margin
Three months ended March 31, 2017
Agency RMBS	$1,080,277	$7,674	2.88%	$1,041,907	$2,572	1.00%	$5,102	1.92%
Agency CMBS	712,751	5,231	2.98%	626,241	1,594	1.03%	3,637	2.07%
Non-Agency RMBS	155,894	2,930	7.62%	118,194	762	2.61%	2,168	5.64%
Non-Agency CMBS	370,981	7,689	8.41%	242,245	1,589	2.66%	6,100	6.67%
Residential Whole-Loans	218,351	2,271	4.22%	175,497	1,413	3.27%	858	1.59%
Residential Bridge Loans	13,555	319	9.54%	11,124	129	4.70%	190	5.68%
Securitized commercial loan	25,000	563	9.13%	17,792	301	6.86%	262	4.25%
Other Securities	108,657	2,229	8.32%	47,026	377	3.25%	1,852	6.91%
Total return swaps	6,388	231	14.67%	n/a	n/a	n/a	231	14.67%
Interest rate swaps	n/a	n/a	n/a	n/a	7,056	1.26%	(7,056)	(1.06)%
Total	$2,691,854	$29,137	4.39%	$2,280,026	$15,793	2.81%	$13,344	2.01%

Three months ended March 31, 2016
Agency RMBS	$1,607,930	$9,353	2.34%	$1,495,608	$2,765	0.74%	$6,588	1.65%
Agency CMBS	33,229	477	5.77%	27,775	128	1.85%	349	4.22%
Non-Agency RMBS	469,161	8,051	6.90%	339,710	1,767	2.09%	6,284	5.39%
Non-Agency CMBS	449,045	8,685	7.78%	309,936	1,578	2.05%	7,107	6.37%
Residential Whole-Loans	205,689	1,866	3.65%	171,620	1,099	2.58%	767	1.50%
Commercial Whole-Loans	25,000	569	9.15%	17,868	299	6.73%	270	4.34%
Other Securities	104,536	1,493	5.74%	52,014	343	2.65%	1,150	4.42%
Total return swaps	6,729	221	13.21%	n/a	n/a	n/a	221	13.21%
Interest rate swaps	n/a	n/a	n/a	n/a	8,428	1.40%	(8,428)	(1.17)%
Total	$2,901,319	30,715	4.26%	$2,414,531	$16,407	2.73%	$14,308	1.98%

(1)	Includes Agency and Non-Agency Interest-Only Strips accounted for as derivatives.

(2)	Refer to below table for components of interest income.

(3)	Includes the net amount paid, including accrued amounts and premium amortization for MAC interest rate swaps during the periods included in loss on derivative instruments for GAAP.

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

Our effective gross yield, a non-GAAP measure, for the three months ended March 31, 2017 and March 31, 2016 was 4.39% and 4.26%, respectively.  Our effective gross yield, a non-GAAP measure, increased for the three months ended March 31, 2017 due to the change in composition of our portfolio.  Our effective cost of funds, a non-GAAP measure, for the three months ended March 31, 2017 and March 31, 2016 was 2.81% and 2.73%, respectively.  The increase in our effective cost of funds for the three months ended March 31, 2017 was a result of: (i) the increase in interest rates, and (ii) increased interest costs associated with financing our credit-sensitive investments, which generally have higher interest rates. The increase was partially offset by lower average repurchase agreement borrowings.

The following table reconciles total interest income to interest income including interest income on Agency and Non-Agency Interest-Only Strips classified as derivatives (Non-GAAP financial measure) for the three months ended March 31, 2017 and March 31, 2016:

(dollars in thousands)	Three months ended March 31, 2017	Three months ended March 31, 2016
Coupon interest income:
Agency RMBS	$11,322	$17,323
Agency CMBS	4,905	788
Non-Agency RMBS	3,353	9,778
Non-Agency CMBS	5,520	6,784
Residential Whole-Loans	2,521	2,463
Residential Bridge Loans	324	—
Securitized commercial loan	563	569
Other Securities	1,407	694
Subtotal coupon interest	$29,915	$38,399
Premium accretion, discount amortization and amortization of basis, net:
Agency RMBS	$(4,028)	$(8,505)
Agency CMBS	269	(429)
Non-Agency RMBS	(461)	(1,836)
Non-Agency CMBS	2,169	1,788
Residential Whole-Loans	(250)	(597)
Residential Bridge Loans	(5)	—
Other Securities	821	798
Subtotal accretion and amortization	$(1,485)	$(8,781)
Interest income	$28,430	$29,618
Contractual interest income, net of amortization of basis on Agency and Non-Agency Interest-Only Strips, classified as derivatives(1):
Coupon interest income	$2,041	$4,146
Amortization of basis (Non-GAAP Financial Measure)	(1,565)	(3,383)
Contractual interest income, net on Foreign currency swaps(1)	—	113
Total return swaps	231	221
Subtotal	$707	$1,097
Total interest income, including interest income on Agency and Non-Agency Interest-Only Strips, classified as derivatives and other derivative instruments - Non-GAAP Financial Measure	$29,137	$30,715

(1)	Reported in "Gain (loss) on derivative instruments, net" in our Consolidated Statements of Operations.

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

The following table reconciles the Effective Cost of Funds (Non-GAAP financial measure) with interest expense for the three months ended March 31, 2017 and March 31, 2016:

	Three months ended March 31, 2017		Three months ended March 31, 2016
(dollars in thousands)	Reconciliation	Cost of Funds/ Effective Borrowing Costs	Reconciliation	Cost of Funds/ Effective Borrowing Costs
Interest expense	$8,737	1.55%	$7,979	1.33%
Net interest paid - interest rate swaps	7,056	1.26%	8,428	1.40%
Effective Borrowing Costs	$15,793	2.81%	$16,407	2.73%
Weighted average borrowings	$2,280,026		$2,414,531

Core Earnings

Our Core Earnings were approximately $9.2 million and $8.8 million for the three months ended March 31, 2017 and March 31, 2016, respectively.  Core Earnings is a Non-GAAP financial measure that is used by us to approximate cash yield or income associated with our portfolio and is defined as GAAP net income (loss) as adjusted, excluding: (i) net realized gain (loss) on investments and termination of derivative contracts; (ii) net unrealized gain (loss) on investments; (iii) net unrealized gain (loss) resulting from mark-to-market adjustments on derivative contracts; (iv) other than temporary impairment; (v) provision for income taxes; (vi) non-cash stock-based compensation expense; and (vii) one-time events pursuant to changes in GAAP and certain other non-cash charges after discussions between us, our Manager and our independent directors and after approval by a majority of the our independent directors.

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

The table below reconciles Net Income (Loss) to Core Earnings for the three months ended March 31, 2017 and March 31, 2016:

(dollars in thousands)	Three months ended March 31, 2017	Three months ended March 31, 2016
Net Income (loss) — GAAP	$20,242	$(36,304)
Provision for income tax	312	—
Net Income (loss) before provision for income tax	20,554	(36,304)

Adjustments:
Investments:
Unrealized (gain) loss on investments and securitized debt	5,140	(10,769)
Other than temporary impairment	6,097	10,797
Realized (gain) loss on sale of investments	(21,258)	6,055
Realized (gain) loss on foreign currency transactions	1	(521)
Unrealized (gain) loss on foreign currency transactions	—	1,096

Derivative Instruments:
Net realized (gain) loss on derivatives	(801)	(26,716)
Net unrealized (gain) loss on derivatives	(851)	64,555

Non-cash stock-based compensation expense	362	572
Total adjustments	(11,310)	45,069
Core Earnings — Non-GAAP Financial Measure	$9,244	$8,765

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

(dollars in thousands)	Three months ended March 31, 2017	Three months ended March 31, 2016
Net interest income including interest income on Interest-Only Strips accounted for as derivatives and interest income (expense), net incurred on interest rate swaps and foreign currency swaps (a Non-GAAP financial measure)	$13,344	$14,308
Total Expenses	(4,866)	(6,358)
Non-cash stock based compensation	362	572
Interest income on cash balances and other income (loss), net	404	243
Core Earnings (a Non-GAAP financial measure)	$9,244	$8,765

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

At March 31, 2017, our primary sources of cash consisted of borrowings under our repurchase agreements, principal repayments and net interest margin generated from our investment portfolio.

Borrowings Under Various Financing Arrangements

As of March 31, 2017, we had master repurchase agreements with 27 counterparties.  We had borrowings under repurchase agreements with 16 counterparties of approximately $2.3 billion at March 31, 2017.  The following tables present our repurchase agreement borrowings by type of collateral pledged, as of March 31, 2017 and March 31, 2016, and the respective effective cost of funds (Non-GAAP financial measure) for the three months ended March 31, 2017 and March 31, 2016, respectively.  See “Non-GAAP Financial Measures” (dollars in thousands):

	Three months ended March 31, 2017
Collateral	Borrowings Outstanding	Value of Collateral Pledged (1)	Weighted Average Interest Rate end of period	Weighted Average Cost of Funds	Weighted Average Effective Cost of Funds (Non-GAAP)(2)	Weighted Average Haircut end of period
Agency RMBS, at fair value	$835,537	$863,842	1.01%	1.00%	1.00%	4.56%
Agency CMBS, at fair value	933,457	991,436	1.02%	1.03%	1.03%	5.65%
Non-Agency RMBS, at fair value	50,438	64,295	2.60%	2.61%	2.61%	23.28%
Non-Agency CMBS, at fair value	239,632	342,115	2.69%	2.66%	2.66%	28.85%
Residential Whole-Loans, at fair value(3)	176,363	215,800	3.10%	3.27%	3.27%	20.00%
Residential Bridge Loans(3)	30,338	33,204	4.64%	4.70%	4.70%	20.00%
Securitized commercial loan, at fair value(3)	6,808	13,720	3.38%	3.28%	3.28%	50.00%
Other securities, at fair value	51,854	98,419	2.50%	3.25%	3.25%	38.25%
Interest rate swaps	n/a	n/a	n/a	n/a	1.26%	n/a
Total	$2,324,427	$2,622,831	1.47%	1.52%	2.79%	10.16%

(1)	Excludes approximately $13.2 million of cash collateral posted.

(2)
The effective cost of funds for the period presented is calculated on an annualized basis and includes interest expense for the period and net periodic interest payments on interest rate swaps, net of premium amortization on MAC swaps, of approximately $7.1 million for the three months ended March 31, 2017.  While interest rate swaps are not accounted for using hedge accounting, such instruments are viewed by us as an economic hedge against increases in interest rates on our liabilities and are treated as hedges for purposes of satisfying the REIT requirements.  See “Non-GAAP Financial Measures”.

(3)	Repurchase agreement borrowings collateralized by Whole-Loans and securitized commercial loan owned through trust certificates. The trust certificates are eliminated upon consolidation.

	Three months ended March 31, 2016
Collateral	Borrowings Outstanding	Fair Value of Collateral Pledged (1)	Weighted Average Interest Rate end of period	Weighted Average Cost of Funds	Weighted Average Effective Cost of Funds (Non-GAAP)(2)	Weighted Average Haircut end of period
Agency RMBS	$1,591,880	$1,663,353	0.75%	0.74%	0.74%	4.54%
Agency CMBS	23,567	28,231	1.94%	1.85%	1.85%	20.27%
Non-Agency RMBS	295,369	442,742	2.21%	2.09%	2.09%	30.85%
Non-Agency CMBS(3)	294,579	433,752	2.13%	2.05%	2.05%	27.97%
Residential Whole-Loans(4)	163,998	201,267	2.44%	2.58%	2.58%	20.00%
Securitized commercial loan(4)	6,790	13,258	2.94%	2.99%	2.99%	50.00%
Other securities	26,946	47,999	2.68%	2.65%	2.65%	43.46%
Interest rate swaps	n/a	n/a	n/a	n/a	1.40%	n/a
Total	$2,403,129	$2,830,602	1.25%	1.29%	2.70%	12.42%

(1)	Excludes approximately $19.5 million of cash collateral posted.

(2)
The effective cost of funds for the period presented is calculated on an annualized basis and includes interest expense for the period and net periodic interest payments on interest rate swaps, net of premium amortization on MAC swaps, of approximately $8.4 million for the three months ended March 31, 2016, respectively.  While interest rate swaps are not accounted for using hedge accounting, such instruments are viewed by us as an economic hedge against increases in interest rates on our liabilities and are treated as hedges for purposes of satisfying the REIT requirements.  See “Non-GAAP Financial Measures”.

(3)	Including Non U.S. CMBS pledged as collateral and Non U.S. repurchase agreement borrowings.

(4)	Repurchase agreement borrowings collateralized by Whole-Loans and securitized commercial loan owned through trust certificates. The trust certificates are eliminated upon consolidation.

As of March 31, 2017, our repurchase agreements require collateral in excess of the loan amount, or haircuts, ranging from a low of 3.0% to a high of 5.0% for Agency RMBS, exclusive of IOs and IIOs for which the haircuts are as high as 20.0% and Agency CMBS haircuts range from a low of 5.0% to a high of 25.0%. For Non-Agency RMBS haircuts range from a low of

20.0% to a high of 26.0% and Non-Agency CMBS haircuts range from a low of 15.0% to a high of 60.0%. Haircuts for Whole-Loans range from a low of 20.0% to a high of 50.0% and other securities range from a low of 22.5% to a high of 50.0%.  Declines in the value of our portfolio can trigger margin calls by our counterparties under our repurchase agreements.  Margin calls could adversely affect our liquidity. Our inability to post adequate collateral for a margin call by the counterparty could result in a condition of default under our repurchase agreements.  An event of default or termination event would give some of our counterparties the option to terminate all existing repurchase transactions with us and require any amount due to the counterparties by us to be payable immediately.  If this were to occur, we may be forced to sell assets under adverse market conditions or through foreclosure which may have a material adverse consequence on our business, financial position, our results of operations and cash flows.  During the three months ended March 31, 2017, we were able to satisfy margin calls using cash on hand, unlevered or underleveraged securities, cash from rehypothecation of securities received as incremental collateral and cash from our repurchase agreement borrowings.

Under the repurchase agreements, the respective counterparties, subject to the terms of the individual agreements, retain the right to determine the fair value of the underlying collateral.  A reduction in the value of pledged assets requires us to provide additional collateral or fund margin calls.  In addition, certain of the repurchase agreements may be terminated by our counterparties if we do not maintain certain equity and leverage metrics.  For our repurchase agreements with outstanding borrowings, we were in compliance with the terms of such financial tests as of March 31, 2017.

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

Cash Generated from Operations

For the three months ended March 31, 2017 and March 31, 2016, net cash generated from operating activities was approximately $11.5 million and $4.0 million, respectively, which in each case was primarily attributable to the net interest income we earned on our investments less operating expenses, general and administrative expenses and realized gains/losses on termination of interest rate swaps.  The increase period over period was mainly attributable to lower operating and general administrative expenses.

Cash Provided by and Used in Investing Activities

For the three months ended March 31, 2017, net cash used by investing activities was approximately $193.6 million. This was primarily attributable to our investment acquisitions, which was partially offset by proceeds from sales and receipts of principal payments on our investments. For the three months ended March 31, 2016, our investing activities increased our cash balance by approximately $210.8 million. This was primarily attributable to our proceeds from sales and receipt of principal payments on our investments, which was partially offset by investment acquisitions and repayments on reverse repurchase agreements.

Cash Provided by and Used in Financing Activities

For the three months ended March 31, 2017, net cash provided by financing activities was approximately $184.0 million. This was primarily attributable to higher weighted average borrowings on our investment portfolio and a decrease in cash collateral posted, partially offset by dividends paid on our common stock. For the three months ended March 31, 2016, our financing activities decreased our cash balance by approximately $217.1 million.  This was primarily attributable to a decrease in our net borrowings under repurchase agreements.

Other Potential Sources of Financing

We held cash of approximately $48.1 million and $22.4 million at March 31, 2017 and March 31, 2016, respectively.  Our primary sources of cash currently consist of repurchase facility borrowings, investment income, principal repayments on investments and the proceeds of any future securities offering, to the extent available in the capital markets.  In the future, we expect our primary sources of liquidity to consist of payments of principal and interest we receive on our portfolio assets, unused borrowing capacity under our financing sources and future issuances of equity and debt securities.

Contractual Obligations and Commitments

Our contractual obligations as of March 31, 2017 are as follows (dollars in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Borrowings under repurchase agreements	$2,324,427	—	—	—	$2,324,427
Investment related payables	333,505	—	—	—	333,505
Total: GAAP Basis - Excluding TBA - long positions	2,657,932	—	—	—	2,657,932
TBA - long positions	726,727	—	—	—	726,727
Total: Non-GAAP Basis	$3,384,659	—	—	—	$3,384,659

(1)	The table above does not include amounts due under the Management Agreement (as defined herein) with our Manager, as those obligations do not have fixed and determinable payments.

Repurchase Agreements

As of March 31, 2017, we have an obligation for approximately $7.3 million in contractual interest payments related to our repurchase agreements through the respective maturity date of each repurchase agreement. In addition, at March 31, 2017, we had entered into repurchase agreement borrowings of approximately $73.5 million, which settled by April 3, 2017, with a weighted average interest rate of 1.17%, a weighted average contractual maturity of 80 days and secured by collateral of approximately $78.0 million. These borrowings are recorded as a liability in our Consolidated Balance Sheets when settled.

Securitized Debt

At March 31, 2017, we had securitized debt related to the consolidated VIEs, with a balance of $11.0 million (and a fair value of $10.8 million).  The securitized debt and related interest payments of the VIEs can only be settled with the securitized commercial loan that serve as collateral of the VIE and is non-recourse to us.

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

Off-Balance Sheet Arrangements

As of March 31, 2017, we held contracts to purchase (“long position”) and sell (“short position”) TBAs on a forward basis.  If a counterparty to one of the TBAs that we enter into defaults on its obligations, we may not receive payments or securities due under the TBA agreement, and thus, we may lose any unrealized gain associated with that TBA transaction.

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

See Note 11 “Stockholders' Equity - Warrants” to the financial statements contained in this Quarterly Report on Form 10-Q, for a description of our outstanding warrants.

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

Recent Developments

In April of 2017, we terminated fixed pay interest rate swaps with a notional value of $3.2 billion and terminated variable pay interest rate swaps with a notional value of approximately $2.0 billion to reduce hedging costs. Upon terminating the interest rate swaps, we simultaneously entered into fix pay interest rate swaps with a notional value of approximately $1.9 billion, which includes $925.0 million of forward starting swaps. The following table reflects information of our interest rate swaps as of April 28, 2017 (dollars in thousands):

Current Fixed Pay Interest Rate Swaps
Interest Rate Swap Notional	Fixed Pay	Floating Receive	Maturity Date
$60,800	0.8%	1.2%	10/2/2017
45,100	0.8%	1.2%	10/3/2017
500,000	2.0%	1.2%	4/28/2022
10,000	2.1%	1.2%	10/10/2023
275,000	2.4%	1.2%	4/28/2027
18,000	2.7%	1.2%	4/11/2033
20,000	2.5%	1.2%	4/27/2037
$928,900	2.0%	1.2%

Forward Starting Interest Rate Swaps
Interest Rate Swap Notional	Fixed Pay	Floating Receive	Maturity Date	Forward Start Initial Pay Date
$200,000	1.8%	3ML	5/2/2020	8/2/2017
725,000	2.5%	3ML	4/27/2028	7/27/2018
$925,000	2.3%	3ML

Total Interest Rate Swaps
$1,853,900	2.2%	1.2%

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

As of March 31, 2017, 16 of the counterparties that we had outstanding repurchase agreement borrowings held collateral which we posted as security for such borrowings in excess of 5% of our Stockholders’ equity.  Prior to entering into a repurchase agreement with any particular institution, our Manager does a thorough review of such potential counterparty.  Such review, however, does not assure the creditworthiness of such counterparty nor that the financial wherewithal of the counterparty will not deteriorate in the future.

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

The sensitivity analysis table presented below shows the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments, including interest rate swaps, Interest-Only Strips, and net interest income at March 31, 2017, assuming a static portfolio of assets. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our Manager’s expectations. The analysis presented utilizes our Manager’s assumptions, models and estimates, which are based on our Manager’s judgment and experience.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+1.00%	28.59%	(1.61)%
+0.50%	14.20%	(0.75)%
-0.50%	(15.60)%	0.54%
-1.00%	(31.92)%	0.91%

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

Certain assumptions have been made in connection with the calculation of the information set forth in the table above and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes.  The base interest rate scenario assumes interest rates at March 31, 2017.  The analysis presented utilizes assumptions and estimates based on our Manager’s judgment and experience.  Furthermore, while we generally expect to retain such assets and the associated interest rate risk, future purchases and sales of assets could materially change our interest rate risk profile.

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

The value of our Agency and Non-Agency CMBS, as well as Commercial Whole-Loans, will also be affected by prepayment rates, however, commercial mortgages frequently limit the ability of the borrower to prepay, thereby providing a certain level of prepayment protection.  Common restrictions include yield maintenance and prepayment penalties, the proceeds of which are generally at least partially allocable to these securities, as well as defeasance.

Likewise, the value of our ABS and other structured securities will also be affected prepayment rates.  The collateral underlying such securities may, similar to most residential mortgages, allow the borrower to prepay at any time or, similar to commercial mortgages, limit the ability of the borrower to prepay by imposing lock-out provisions, prepayment penalties and/or make whole provisions.

Extension Risk

Most residential mortgage loans do not prohibit the partial or full prepayment of principal outstanding.  Accordingly, while the stated maturity of a residential mortgage loan may be 30 years, or in some cases even longer, historically the vast majority of residential mortgage loans are satisfied prior to their maturity date.  In periods of rising interest rates, borrowers have less incentive to refinance their existing mortgages and mortgage financing may not be as readily available.  This generally results in a slower rate of prepayments and a corresponding longer weighted average life for RMBS.  The increase, or extension, in weighted average life is commonly referred to as “Extension Risk” which can negatively impact our portfolio.  To the extent we receive smaller pre-payments of principal, we will have less capital to invest in new assets.  This is extremely detrimental in periods of rising interest rates as we will be unable to invest in new higher coupon investments and a larger portion of our portfolio will remain invested in lower coupon investments.  Further, our borrowing costs are generally short-term and, even if hedged, are likely to increase in a rising interest rate environment, thereby reducing our net interest margin.  Finally, to the extent we acquired securities at a discount to par, a portion of the overall return on such investments is based on the recovery of this discount.  Slower principal prepayments will result in a longer recovery period and a lower overall return on our investment.

Prepayment rates on Agency and Non-Agency CMBS, as well as,Commercial Whole-Loans, are generally less volatile than residential mortgage assets as commercial mortgages usually limit the ability of the borrower to prepay the mortgage prior to maturity or a period shortly before maturity.  Accordingly, extension risk for Agency and Non-Agency CMBS and Commercial Whole-Loans is generally less than RMBS and Residential Whole-Loans as it presumed that other than defaults (i.e. involuntary prepayments), most commercial mortgages will remain outstanding for the contractual term of the mortgage.

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

As of March 31, 2017, we have entered into five master securities forward trading agreements, or MSFTAs, which may govern the trading of some or all TBA transactions.  Pursuant to the terms of these MSFTAs, we and our counterparties would be required to post margin to the other when the mark to market exposure of the TBA transactions executed under the agreement exceed certain thresholds.  We expect to continue to negotiate and enter into MSFTAs with additional TBA counterparties.  The margin provisions of the MSFTA help to mitigate, but do not eliminate, counterparty risk associated with TBA transactions.  If a counterparty to a TBA transaction cannot perform under the terms of the trade, we may not receive securities we have agreed to purchase or payment for securities we have agreed to sell, and thus, we may lose any unrealized gain associated with such transaction.

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

To the extent that our investments are denominated in U.S. dollars, these investments are not affected directly by changes in currency exchange rates relative to the dollar and exchange control regulations. We are, however, subject to currency risk with respect to such investments to the extent that a decline in a non U.S. issuer’s or borrower’s own currency relative to the dollar may impair such issuer’s or borrower’s ability to make timely payments of principal and/or interest on a loan or other debt security. To the extent that our investments are in non-dollar denominated securities, the value of the investment and the net investment income available for distribution may be affected favorably or unfavorably by changes in currency exchange rates relative to the dollar and exchange control regulations.

Currency exchange rates can be volatile and affected by, among other factors, the general economics of a country, the actions of governments or central banks and the imposition of currency controls and speculation. In addition, a security may be denominated in a currency that is different from the currency where the issuer is domiciled.

Currency Risk

We have and may continue in the future to invest in assets which are denominated in a currency other than U.S dollars and may finance such investments with repurchase financing or other forms of financing which may also be denominated in a currency other than U.S. dollars.  To the extent we make such investments and/or enter into such financing arrangements, we may utilize foreign currency swaps, forwards or other derivative instruments to hedge our exposure to foreign currency risk.  Despite being economic hedges, we have elected not to treat such derivative instruments as hedges for accounting purposes and therefore the changes in the value of such instruments, including actual and accrued payments, will be included in our Consolidated Statements of Operations.  While such transactions are entered into in an effort to minimize our foreign currency risk, there can be no assurance that they will perform as expected.  If actual prepayments of the foreign denominated asset are faster, or slower, than expected, the hedge instrument is unlikely to fully protect us from changes in the valuation of such foreign currency.  Further, as with interest rate swaps, there is counterparty risk associated with the future creditworthiness of such counterparty.

ITEM 4.  Controls and Procedures

Disclosure Controls and Procedures: Our management is responsible for establishing and maintaining disclosure controls and procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that the required information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of March 31, 2017. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

No change occurred in our internal control over financial reporting (as defined in Rule13a-15(f) and Rule 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  Legal Proceedings

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business.  As of March 31, 2017, the Company was not involved in any legal proceedings.

ITEM 1A.  Risk Factors

There were no material changes during the period covered by this report to the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on March 7, 2017.  Additional risks not presently known, or that we currently deem immaterial, also may have a material adverse effect on our business, financial condition and results of operation.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4.  Mine Safety Disclosures

Not Applicable.

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits

The following exhibits are filed as part of this report.

Exhibit No.	Description

3.1*
Amended and restated certificate of incorporation of Western Asset Mortgage Capital Corporation, incorporated by reference to Exhibit 3.1 to Amendment No. 10 Form S-11 (Registration Statement No. 333-159962), filed May 8, 2012.

3.2*
Amendment to the amended and restated certificate of incorporation of Western Asset Mortgage Capital Corporation, dated June 3, 2016, incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-K, filed March 7, 2017.

3.3*
Amended and restated bylaws of Western Asset Mortgage Capital Corporation, incorporated by reference to Exhibit 3.2 to Amendment No. 10 Form S-11 (Registration Statement No. 333-159962), filed May 8, 2012

4.1*
Specimen Common Stock Certificate of Western Asset Mortgage Capital Corporation, incorporated by reference to Exhibit 4.1 to Amendment No. 10 Form S-11 (Registration Statement No. 333-159962), filed May 8, 2012.

10.1*
Amendment to the Management Agreement between Western Asset Mortgage Capital Corporation and Western Asset Management Company, dated August 3, 2016, incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed on August 5, 2016.

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

10.10*
Equity Distribution Agreement, dated March 6, 2017, among Western Asset Mortgage Capital Corporation, Western Asset Management Company and JMP Securities LLC, incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K, filed March 9, 2017.

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
__________________________________
*Fully or partly previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ JENNIFER W. MURPHY

Jennifer W. Murphy
President, Chief Executive Officer and Director (Principal Executive Officer)

May 4, 2017

By:	/s/ LISA MEYER

Lisa Meyer
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

May 4, 2017