Form 10-Q
period 2017-06-30
Western Asset Mortgage Capital Corp
filed 2017-08-08
CIK 1465885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

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

As of August 7, 2017, there were 41,919,801 shares, par value $0.01, of the registrant’s common stock issued and outstanding.

Part I
ITEM I. Financial Statements

Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands—except share and per share data)
(Unaudited)

	June 30, 2017	December 31, 2016
Assets:
Cash and cash equivalents	$41,159	$46,172
Mortgage-backed securities and other securities, at fair value ($2,609,459 and $2,261,430 pledged as collateral, at fair value, respectively)	2,648,233	2,576,517
Residential Whole-Loans, at fair value ($203,540 and $192,136 pledged as collateral, at fair value, respectively)	203,540	192,136
Residential Bridge Loans ($64,912 and $0 pledged as collateral, respectively)	64,912	—
Securitized commercial loan, at fair value	24,875	24,225
Investment related receivable ($209,065 and $0 pledged as collateral, respectively)	211,733	33,600
Accrued interest receivable	11,806	18,812
Due from counterparties	70,901	243,585
Derivative assets, at fair value	8,013	20,571
Other assets	1,093	398
Total Assets (1)	$3,286,265	$3,156,016

Liabilities and Stockholders’ Equity:
Liabilities:
Borrowings under repurchase agreements, net	$2,801,606	$2,155,644
Securitized debt, at fair value	10,945	10,659
Accrued interest payable	5,445	16,041
Investment related payables	—	341,458
Due to counterparties	2,185	740
Derivative liability, at fair value	2,374	182,158
Accounts payable and accrued expenses	2,808	3,255
Payable to affiliate	1,913	2,584
Dividend payable	12,995	12,995
Total Liabilities (2)	2,840,271	2,725,534

Commitments and contingencies

Stockholders’ Equity:
Common stock: $0.01 par value, 500,000,000 shares authorized, 41,919,801 shares issued and outstanding, respectively	419	419
Preferred stock, $0.01 par value, 100,000,000 shares authorized and no shares outstanding	—	—
Additional paid-in capital	765,657	765,042
Retained earnings (accumulated deficit)	(320,082)	(334,979)
Total Stockholders’ Equity	445,994	430,482
Total Liabilities and Stockholders’ Equity	$3,286,265	$3,156,016

 See notes to unaudited consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Balance Sheets (Continued)
(in thousands—except share and per share data)
(Unaudited)

	June 30, 2017	December 31, 2016
(1) Assets of consolidated VIEs included in the total assets above:
Residential Whole-Loans, at fair value ($203,540 and $192,136 pledged as collateral, at fair value, respectively)	$203,540	$192,136
Residential Bridge Loans ($64,912 and $0 pledged as collateral, respectively)	64,912	—
Securitized commercial loan, at fair value	24,875	24,225
Investment related receivable	2,407	1,241
Accrued interest receivable	2,697	1,622
Total assets of consolidated VIEs	$298,431	$219,224

(2) Liabilities of consolidated VIEs included in the total liabilities above:
Securitized debt, at fair value	$10,945	$10,659
Accrued interest payable	82	85
Accounts payable and accrued expenses	181	2
Total liabilities of consolidated VIEs	$11,208	$10,746

See notes to unaudited consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Statements of Operations
(in thousands—except share and per share data)
(Unaudited)

	For the three months ended June 30, 2017	For the three months ended June 30, 2016	For the six months ended June 30, 2017	For the six months ended June 30, 2016
Net Interest Income
Interest income	$30,055	$29,220	$58,485	$58,838
Interest expense	10,407	7,727	19,144	15,706
Net Interest Income	19,648	21,493	39,341	43,132

Other Income (Loss)
Realized gain (loss) on sale of investments, net	(2,488)	(352)	18,770	(6,407)
Other than temporary impairment	(6,579)	(6,356)	(12,676)	(17,153)
Unrealized gain (loss), net	35,017	21,510	29,877	32,278
Gain (loss) on derivative instruments, net	(18,555)	(14,165)	(23,252)	(59,335)
Other, net	222	234	625	(98)
Other Income (Loss)	7,617	871	13,344	(50,715)

Expenses
Management fee to affiliate	1,830	2,588	4,306	5,340
Other operating expenses	736	183	1,153	621
General and administrative expenses:
Compensation expense	664	649	1,404	1,386
Professional fees	832	1,222	1,720	3,224
Other general and administrative expenses	404	419	749	847
Total general and administrative expenses	1,900	2,290	3,873	5,457
Total Expenses	4,466	5,061	9,332	11,418

Income (loss) before income taxes	22,799	17,303	43,353	(19,001)
Income tax provision	2,115	—	2,427	—
Net income (loss)	$20,684	$17,303	$40,926	$(19,001)

Net income (loss) per Common Share — Basic	$0.49	$0.41	$0.97	$(0.46)
Net income (loss) per Common Share — Diluted	$0.49	$0.41	$0.97	$(0.46)
Dividends Declared per Share of Common Stock	$0.31	$0.31	$0.62	$0.76

See notes to unaudited consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands—except shares and share data)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)
	Shares	Par			Total
Balance at December 31, 2015	41,919,801	$419	$763,283	$(252,054)	$511,648
Vesting of restricted stock	—	—	1,699	—	1,699
Net loss	—	—	—	(25,015)	(25,015)
Dividends declared on common stock	—	—	60	(57,910)	(57,850)
Balance at December 31, 2016	41,919,801	$419	$765,042	$(334,979)	$430,482
Vesting of restricted stock	—	—	577	—	577
Net income	—	—	—	40,926	40,926
Dividends declared on common stock	—	—	38	(26,029)	(25,991)
Balance at June 30, 2017	41,919,801	$419	$765,657	$(320,082)	$445,994

See notes to unaudited consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows (in thousands)
(Unaudited)

	For the six months ended June 30, 2017	For the six months ended June 30, 2016
Cash flows from operating activities:
Net income (loss)	$40,926	$(19,001)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Premium amortization and (discount accretion) on investments, net	(2,044)	1,861
Interest income earned added to principal of securities	(46)	(195)
Amortization of deferred financing costs	—	134
Restricted stock amortization	577	918
Interest payments and basis recovered on MAC interest rate swaps	258	326
Premium on purchase of Residential Whole-Loans	(354)	—
Premium on purchase of Residential Bridge Loans	(425)	—
Unrealized (gain) loss, net	(29,877)	(32,278)
Unrealized (gain) loss on derivative instruments, net	(156,696)	72,127
Other than temporary impairment	12,676	17,153
Realized (gain) loss on sale of securities, net	(18,770)	6,407
(Gain) loss on derivatives, net	156,245	(29,652)
Loss on foreign currency transactions, net	2	561
Changes in operating assets and liabilities:
Decrease (increase) in accrued interest receivable	7,006	(1,671)
Increase in other assets	(695)	(496)
Decrease in accrued interest payable	(10,596)	(3,220)
Increase (decrease) in accounts payable and accrued expenses	(447)	34
Decrease in payable to affiliate	(671)	(118)
Net cash (used in) provided by operating activities	(2,931)	12,890
Cash flows from investing activities:
Purchase of securities	(1,656,239)	(1,065,782)
Proceeds from sale of securities	962,404	1,211,679
Principal repayments and basis recovered on securities	140,813	163,960
Purchase of Residential Whole-Loans	(35,317)	—
Principal repayments on Residential Whole-Loans	24,000	21,964
Purchase of Residential Bridge Loans	(73,565)	—
Principal repayments on Residential Bridge Loans	8,160	—
Payment of premium for option derivatives	(4,786)	(17,951)
Premium received from option derivatives	3,750	22,707
Net settlements of TBAs	2,558	8,591
Proceeds from (Payments on) termination of futures, net	(9,153)	13,409
Proceeds from sale of interest rate swaptions	—	2,075
Premium for MAC interest rate swaps, net	—	465
Payments on termination of MAC interest rate swaps	—	—
Interest payments and basis recovered on MAC interest rate swaps	(258)	(326)
Due from counterparties	4,124	(9,719)
Proceeds from termination of foreign currency swaps	—	3,942
Payments on total return swaps, net	(500)	15
Premium for interest rate swaptions, net	(115)	—
Net cash (used in) provided by investing activities	(634,124)	355,029

Cash flows from financing activities:

Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Continued) (in thousands)
(Unaudited)

	For the six months ended June 30, 2017	For the six months ended June 30, 2016
Proceeds from repurchase agreement borrowings	7,464,705	6,992,363
Repayments of repurchase agreement borrowings	(6,818,742)	(7,267,742)
Proceeds from forward contracts	5,407	49,441
Repayments of forward contracts	(5,427)	(49,634)
Due from counterparties, net	10,647	(46,788)
Due to counterparties, net	1,445	6,714
Dividends paid on common stock	(25,991)	(43,177)
Net cash provided by (used in) financing activities	632,044	(358,823)

Effect of exchange rate changes on cash and cash equivalents	(2)	62

Net increase (decrease) in cash and cash equivalents	(5,013)	9,158
Cash and cash equivalents beginning of period	46,172	24,711
Cash and cash equivalents end of period	$41,159	$33,869

Supplemental disclosure of operating cash flow information:
Interest paid	$16,902	$15,478
Income taxes paid	$2,380	$—
Supplemental disclosure of non-cash financing/investing activities:
Principal payments of securities, not settled	$16	$—
Securities sold, not settled	$209,310	$3,652
Net unsettled TBAs	$—	$(5)
Dividends and distributions declared, not paid	$12,995	$12,995
Principal payments of Residential Whole-Loans, not settled	$1,598	$6,370
Principal payments of Residential Bridge Loans, not settled	$809	$—
Derivative collateral offset against derivatives	$(157,913)	$—
See notes to unaudited consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(in thousands- except share and per share data)

The following defines certain of the commonly used terms in these Notes to Consolidated Financial Statements: “Agency” or “Agencies” refer to a federally chartered corporation, such as the Federal National Mortgage Association (“Fannie Mae” or “FNMA”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac” or “FHLMC”), or an agency of the U.S. Government, such as the Government National Mortgage Association (“Ginnie Mae” or “GNMA”); references to “MBS” refer to mortgage backed securities, including residential mortgage-backed securities or “RMBS,” commercial mortgage-backed securities or “CMBS,” and “Interest-Only Strips” (as defined herein); “Agency MBS” refer to RMBS, CMBS and Interest-Only Strips issued or guaranteed by the Agencies while “Non-Agency MBS” refer to RMBS, CMBS and Interest-Only Strips that are not issued or guaranteed by the Agencies; references to “ARMs” refers to adjustable rate mortgages; references to “Interest-Only Strips” refer to interest-only (“IO”) and inverse interest-only (“IIO”) securities issued as part of or collateralized with MBS; references to “TBA” refer to To-Be-Announced Securities; and references to “Residential Whole-Loans", “Residential Bridge Loans" and “Commercial Whole-Loans" (collectively “Whole-Loans”) refer to individual mortgage loans secured by single family, multifamily and commercial properties.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited financial statements and related notes have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial reporting in accordance with Article 10 of Regulation S-X and the instructions to Form 10-Q.  Certain prior period amounts have been reclassified to conform to the current period’s presentation. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary have been made to present fairly the Company’s financial position, results of operations and cash flows. The results of operations for the period ended June 30, 2017, are not necessarily indicative of the results to be expected for the full year or any future period. These consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission (“SEC”) on March 7, 2017.

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

The level in the fair value hierarchy within which a fair value measurement in its entirety falls is based on the lowest level input that is significant to the fair value measurement in its entirety.  Transfers between levels are determined by the Company at the end of the reporting period. Refer to Note 3 - "Fair Value of Financial Instruments".

Mortgage-Backed Securities and Other Securities

The Company's mortgage-backed securities and other securities portfolio primarily consists of Agency RMBS, Non-Agency RMBS, Agency CMBS, Non-Agency CMBS, ABS and other real estate related assets, these investments are recorded in accordance with ASC 320, “Investments - Debt and Equity Securities”, ASC 325-40, “Beneficial Interests in Securitized Financial Assets” or ASC 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality”. The Company has chosen to make a fair value election pursuant to ASC 825, “Financial Instruments” for its mortgage-backed securities and other securities portfolio. Electing the fair value option allows the Company to record changes in fair value in the Consolidated Statements of Operations as a component of “Unrealized gain (loss), net”.

If the Company purchases securities with evidence of credit deterioration, it will analyze to determine if the guidance found in ASC 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” is applicable.

The Company evaluates securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis. The determination of whether a security is other-than-temporarily impaired involves judgments, estimates and assumptions based on subjective and objective factors. As a result, the timing and amount of an OTTI constitutes an accounting estimate that may change materially over time.

When the fair value of an investment security is less than its amortized cost at the balance sheet date, the security is considered impaired, and the impairment is designated as either “temporary” or “other-than-temporary.” When a security is impaired, an OTTI is considered to have occurred if (i) the Company intends to sell the security (i.e., a decision has been made as of the reporting date) or (ii) it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If the Company intends to sell the security or if it is more likely than not that the Company will be required to sell the real estate security before recovery of its amortized cost basis, the entire amount of the impairment loss, if any, is recognized in earnings as OTTI and the cost basis of the security is adjusted to its fair value. Additionally for securities accounted for under ASC 325-40 an OTTI is deemed to have occurred when there is an adverse change in the expected cash flows to be received and the fair value of the security is less than its carrying amount. In determining whether an adverse change in cash flows occurred, the present value of the remaining cash flows, as estimated at the initial transaction date (or the last date previously revised), is compared to the present value of the expected cash flows at the current reporting date. The estimated cash flows reflect those a “market participant” would use and are discounted at a rate equal to the current yield used to accrete interest income. Any resulting OTTI adjustments are reflected in the “Other than temporary impairment” in the Consolidated Statements of Operations. The Company uses its estimated prepayment speed as the primary assumption used to determine other-than temporary-impairments for Interest-Only Strips, excluding Agency and Non-Agency Interest-Only Strips accounted for as derivatives.

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

Interest Income Recognition

Agency MBS, Non-Agency MBS and other securities, excluding Interest-Only Strips, rated AA and higher at the time of purchase

Interest income on mortgage-backed and other securities is accrued based on the respective outstanding principal balances and corresponding contractual terms. The Company records interest income in accordance with ASC subtopic 835-30 "Imputation of Interest", using the effective interest method. As such premiums and discounts associated with Agency MBS, Non-Agency MBS and other securities, excluding Interest-Only Strips, are amortized into interest income over the estimated life of such securities. Adjustments to premium and discount amortization are made for actual prepayment activity.  The Company estimates prepayments at least quarterly for its securities and, as a result, if the projected prepayment speed increases, the Company will accelerate the rate of amortization on premiums or discounts and make a retrospective adjustment to historical amortization.  Alternatively, if projected prepayment speeds decrease, the Company will reduce the rate of amortization on the premiums or discounts and make a retrospective adjustment to historical amortization.

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

Due From Counterparties/Due To Counterparties

"Due from counterparties" represents cash posted by the Company with its counterparties as collateral for the Company’s interest rate and/or currency derivative financial instruments, repurchase agreements, and TBAs. "Due to counterparties" represents cash posted with the Company by its counterparties as collateral under the Company’s interest rate and/or currency derivative financial instruments, repurchase agreements, and TBAs.  Included in "Due from counterparties" and/or "Due to counterparties" are daily variation margin settlement amounts with counterparties which are based on the price movement of the Company’s futures contracts. However, commencing in 2017, daily variation margin on only the Company's centrally cleared derivatives will be treated as a settlement and classified as either "Derivative assets, at fair value" or "Derivative liability, at fair value" in the Consolidated Balance Sheets. In addition, as provided below, "Due to counterparties" may include non-cash collateral in which the Company has the obligation to return and which the Company has either sold or pledged. To the extent the Company receives collateral other than cash from its counterparties such assets are not included in the Company’s Consolidated Balance Sheets.  Notwithstanding the foregoing, if the Company either rehypothecates such assets or pledges the assets as collateral pursuant to a repurchase agreement, the cash received and the corresponding liability are reflected in the Consolidated Balance Sheets.

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

In January 2017, the CME amended its rulebooks to legally characterize variation margin payments and receipts for over-the-counter derivatives they clear as settlements of the derivatives' exposure rather than collateral against exposure. As a result of the change in legal characterization, effective January 1, 2017, variation margin is no longer classified as collateral in the Consolidated Balance Sheets in either "Due from counterparties" or "Due to counterparties", but rather a component of the respective "Derivative asset, at fair value" or "Derivative liability, at fair value" in the Consolidated Balance Sheets. The variation margin is now considered partial settlements of the derivative contract and will result in realized gains or losses which prior to January 1, 2017 were classified as unrealized gains or losses on derivatives. Prior to the CME rulebook change variation margin was included in financing activities in the Company's Consolidated Statement of Cash Flows in either "Due from counterparties, net" or "Due to counterparties, net". Commencing in January 2017, cash postings for variation margin are included in operating activities in the Consolidated Statements of Cash Flows.

In the Company’s Consolidated Statements of Cash Flows, premiums received or paid on termination of its interest rate swaps are included in cash flows from operating activities. Notwithstanding the foregoing, proceeds and payments on settlement of swaptions, mortgage put options, futures contracts and TBAs are included in cash flows from investing activities.  Proceeds and payments on settlement of forward contracts are reflected in cash flows from financing activities in the Company’s Consolidated Statements of Cash Flows.  For Agency and Non-Agency Interest-Only Strips accounted for as derivatives, the purchase, sale and recovery of basis activity is included with MBS and other securities under cash flows from investing activities in the Company’s Consolidated Statements of Cash Flows.

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

Repurchase Agreements and Reverse Repurchase Agreements

Investments sold under repurchase agreements are treated as collateralized financing transactions, unless they meet all the criteria for sales treatment. Securities financed through a repurchase agreement remain in the Company's Consolidated Balance Sheets as assets and cash received from the lender is recorded in the Company's Consolidated Balance Sheets as a liability. Interest payable in accordance with repurchase agreements is recorded as "Accrued interest payable" in the Consolidated Balance Sheets. Interest paid (including accrued amounts) in accordance with repurchase agreements is recorded as interest expense.

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

The Company may create and elect to treat certain subsidiaries as Taxable REIT Subsidiaries ("TRS"). In general, a TRS may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business. A domestic TRS is subject to U.S. federal, state and local corporate income taxes, and for 2017 its value may not exceed 25% of the value of the Company; however, commencing in taxable year 2018 its value may not exceed 20% of the value of the Company. If the TRS generates net income it may declare dividends to the Company, which will be included in the Company’s taxable income and necessitate a distribution to its stockholders. Conversely, if the Company retains earnings at the TRS level, no distribution is required and it can increase book equity of the consolidated entity. As of June 30, 2017, the Company has a single wholly-owned subsidiary which it has elected to treat as a domestic TRS.

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

Accounting standards applicable to emerging growth companies

The JOBS Act contains provisions that relax certain requirements for “emerging growth companies”, which includes the Company. For as long as the Company is an emerging growth company, which may be up to five full fiscal years, unlike other public companies, the Company will not be required to: (i) comply with any new or revised financial accounting standards applicable to public companies until such standards are also applicable to private companies under Section 102(b)(1) of the JOBS Act; (ii) provide an auditor’s attestation report on management’s assessment of the effectiveness of the Company’s system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act; (iii) comply with any new requirements adopted by the PCAOB requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer; or (iv) comply with any new audit rules adopted by the PCAOB after April 5, 2012, unless the SEC determines otherwise. The Company currently takes advantage of some of these exemptions. The Company’s qualification for remaining an emerging growth company under the five full fiscal years expires on December 31, 2017. However, the Company will no longer qualify for such exemption earlier than that date if its gross revenue for any year equals or exceeds $1.0 billion, the Company issues more than $1.0 billion in non-convertible debt during the three previous years, or if the Company is deemed to be a large accelerated filer. The Company has not elected to use the extended transition period for complying with any new or revised financial accounting standards.

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

In January 2016, the FASB issued ASU 2016-1, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The guidance improves certain aspects of recognition, measurement, presentation, and disclosure of financial instruments.  The standard is effective for a public company for fiscal years beginning

after December 15, 2017, and for interim periods within those fiscal years.   The Company is evaluating the new guidance and does not expect it to have a material impact on the Company's consolidated financial statements when adopted. It will apply the guidance by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption.  The guidance related to equity securities without readily determinable fair values will be applied prospectively to equity investments that exist at the date of adoption.

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

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments (Topic 230)." The guidance is intended to reduce diversity in practice in how certain transactions are classified on the statement of cash flows. The Company is required to adopt the new guidance in the first quarter of 2018. Early adoption is permitted, provided that all of the amendments are adopted at the same time. The Company is currently assessing the impact that this guidance and do not expect it will have a material impact on its consolidated financial statements when adopted.

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

In May 2017, the FASB issued ASU 2017-09 "Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting." The amendments in this update provide guidance about which changes to the terms or conditions of a shared-based payment award require an entity to apply modification accounting in Topic 718. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The guidance should be applied prospectively to an award modified on or after the adoption date. The Company is currently assessing the impact that this guidance will have on its consolidated financial statements, however the guidance when adopted will not have a material impact on the financial statements.

Note 3 — Fair Value of Financial Instruments

The following tables present the Company’s financial instruments carried at fair value as of June 30, 2017 and December 31, 2016, based upon the valuation hierarchy (dollars in thousands):

	June 30, 2017
	Fair Value
	Level I	Level II	Level III	Total
Assets
Agency RMBS:
20-Year mortgage	$—	$166,923	$—	$166,923
30-Year mortgage	—	566,040	—	566,040
40-Year mortgage	—	99,075	—	99,075
Agency RMBS Interest-Only Strips	—	15,174	—	15,174
Agency RMBS Interest-Only Strips accounted for as derivatives, included in MBS	—	12,053	—	12,053
Agency CMBS	—	1,287,773	—	1,287,773
Agency CMBS Interest-Only Strips accounted for as derivatives, included in MBS	—	6,317	—	6,317
Subtotal Agency MBS	—	2,153,355	—	2,153,355

Non-Agency RMBS	—	49,333	14,326	63,659
Non-Agency CMBS	—	298,183	—	298,183
Subtotal Non-Agency MBS	—	347,516	14,326	361,842

Other securities	—	110,631	22,405	133,036
Total mortgage-backed securities and other securities	—	2,611,502	36,731	2,648,233

Residential Whole-Loans	—	—	203,540	203,540
Securitized commercial loan	—	—	24,875	24,875
Derivative assets	736	7,277	—	8,013
Total Assets	$736	$2,618,779	$265,146	$2,884,661

Liabilities
Derivative liabilities	$245	$1,800	$329	$2,374
Securitized debt	—	—	10,945	10,945
Total Liabilities	$245	$1,800	$11,274	$13,319

	December 31, 2016
	Fair Value
	Level I	Level II	Level III	Total
Assets
Agency RMBS:
20-Year mortgage	$—	$498,470	$—	$498,470
30-Year mortgage	—	935,207	—	935,207
Agency RMBS Interest-Only Strips	—	19,790	—	19,790
Agency RMBS Interest-Only Strips accounted for as derivatives, included in MBS	—	16,503	—	16,503
Agency CMBS	—	290,605	73,059	363,664
Agency CMBS Interest-Only Strips	—	231	—	231
Agency CMBS Interest-Only Strips accounted for as derivatives, included in MBS	—	7,729	—	7,729
Subtotal Agency MBS	—	1,768,535	73,059	1,841,594

Non-Agency RMBS	—	240,422	619	241,041
Non-Agency RMBS Interest-Only Strips	—	—	64,116	64,116
Non-Agency RMBS Interest-Only Strips accounted for as derivatives, included in MBS	—	—	3,085	3,085
Non-Agency CMBS	—	351,163	7,756	358,919
Subtotal Non-Agency MBS	—	591,585	75,576	667,161

Other securities	—	36,406	31,356	67,762
Total mortgage-backed securities and other securities	—	2,396,526	179,991	2,576,517

Residential Whole-Loans	—	—	192,136	192,136
Securitized commercial loan	—	—	24,225	24,225
Derivative assets	71	20,500	—	20,571
Total Assets	$71	$2,417,026	$396,352	$2,813,449

Liabilities
Derivative liabilities	$2,487	$177,998	$1,673	$182,158
Securitized debt	—	—	10,659	10,659
Total Liabilities	$2,487	$177,998	$12,332	$192,817

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

Derivatives

Values for the Company's derivatives are based upon prices from third party pricing services, whose pricing is subject to review by the Manager’s pricing committee. In valuing its over-the-counter interest rate derivatives, such as swaps and swaptions, its currency derivatives, such as swaps and forwards and credit derivatives such as total return swaps, the Company considers the creditworthiness of both the Company and its counterparties, along with collateral provisions contained in each derivative agreement, from the perspective of both the Company and its counterparties. No credit valuation adjustment was made in determining the fair value of interest rate and/or currency derivatives for the periods ended June 30, 2017 and December 31, 2016.

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

The following tables present additional information about the Company’s financial instruments which are measured at fair value on a recurring basis for which the Company has utilized Level III inputs to determine fair value:

	Three months ended June 30, 2017
$ in thousands	Mortgage-backed securities and other securities	Residential Whole-Loans	Securitized commercial loan	Securitized debt	Derivative liability
Beginning balance	$87,327	$215,800	$24,500	$10,780	$459
Transfers into Level III from Level II	—	—	—	—	—
Transfers from Level III into Level II	(50,999)	—	—	—	—
Purchases	131	—	—	—	—
Sales and settlements	—	—	—	—	(14,711)
Principal repayments	(1,713)	(12,220)	—	—	—
Total net gains / (losses) included in net income
Realized gains/(losses), net	—	—	—	—	14,711
Other than temporary impairment	(438)	—	—	—	—
Unrealized gains/(losses), net on assets(1)	1,609	260	375	—	—
Unrealized (gains)/losses, net on liabilities (2)	—	—	—	165	(130)
Premium and discount amortization, net	814	(300)	—	—	—
Ending balance	$36,731	$203,540	$24,875	$10,945	$329

	Three months ended June 30, 2016
$ in thousands	Mortgage-backed securities and other securities	Residential Whole-Loans	Securitized commercial loan	Securitized debt	Derivative liability
Beginning balance	$233,006	$201,267	$23,675	$10,417	$866
Transfers into Level III from Level II	—	—	—	—	—
Transfers from Level III into Level II	—	—	—	—	—
Purchases	—	—	—	—	—
Sales and settlements	—	—	—	—	—
Principal repayments	(7,066)	(11,114)	—	—	—
Total net gains / (losses) included in net income
Realized gains/(losses), net	(244)	—	—	—	—
Other than temporary impairment	(992)	—	—	—	—
Unrealized gains/(losses), net on assets(1)	5,139	37	13	—	—
Unrealized (gains)/losses, net on liabilities (2)	—	—	—	6	1,294
Premium and discount amortization, net	(3,017)	(494)	—	—	—
Ending balance	$226,826	$189,696	$23,688	$10,423	$2,160

(1)
For Mortgage-backed securities and other securities, Residential Whole-Loans and Securitized commercial loans classified as Level III at June 30, 2017, the Company recorded gross unrealized gains of approximately $1.0 million, $646 thousand and $375 thousand, respectively, and gross unrealized losses of approximately $0, $168 thousand and $0, respectively, for the three months ended June 30, 2017. For Mortgage-backed securities and other securities, Residential Whole-Loans and Securitized commercial loans classified as Level III at June 30, 2016, the Company recorded gross unrealized gains of approximately $7.1 million, $388 thousand and $13 thousand, respectively, and gross unrealized losses of approximately $2.0 million, $29 thousand and $0, respectively, for the three months ended June 30, 2016. These gains and losses are included in "Unrealized gain (loss), net" in the Consolidated Statements of Operations.

(2)
For securitized debt and derivative liability classified as Level III at June 30, 2017, the Company recorded gross unrealized gains of $0 and $130 thousand, respectively, and gross unrealized losses of $165 thousand and $0, respectively, for the three months ended June 30, 2017. For securitized debt and derivative liability classified as Level III at June 30, 2016, the Company recorded gross unrealized gains of approximately $0 and $0, respectively, and gross unrealized losses of $6.0 thousand and $1.3 million, respectively, for the three months ended June 30, 2016. These gains and losses are included in "Unrealized gain (loss), net" and "Gain (loss) on derivative instruments, net" in the Consolidated Statements of Operations, respectively.

	Six months ended June 30, 2017
$ in thousands	Mortgage-backed securities and other securities	Residential Whole-Loans	Securitized commercial loan	Securitized debt	Derivative liability
Beginning balance	$179,991	$192,136	$24,225	$10,659	$1,673
Transfers into Level III from Level II	15,610	—	—	—	—
Transfers from Level III into Level II	(90,376)	—	—	—	—
Purchases	—	35,671	—	—	—
Sales and settlements	(60,132)	—	—	—	(14,197)
Principal repayments	(2,247)	(24,357)	—	—	—
Total net gains / (losses) included in net income
Realized gains/(losses), net	2,623	—	—	—	14,197
Other than temporary impairment	(1,702)	—	—	—	—
Unrealized gains/(losses), net on assets(1)	(7,915)	638	650	—	—
Unrealized (gains)/losses, net on liabilities(2)	—	—	—	286	(1,344)
Premium and discount amortization, net	879	(548)	—	—	—
Ending balance	$36,731	$203,540	$24,875	$10,945	$329

	Six months ended June 30, 2016
$ in thousands	Mortgage-backed securities and other securities	Residential Whole-Loans	Securitized commercial loan	Securitized debt	Derivative liability
Beginning balance	$466,336	$218,538	$25,000	$11,000	$—
Transfers into Level III from Level II	—	—	—	—	—
Transfers from Level III into Level II	(158,566)	—	—	—	—
Purchases	94	—	—	—	—
Sales and settlements	(68,910)	—	—	—	—
Principal repayments	(11,087)	(28,335)	—	—	—
Total net gains / (losses) included in net income
Realized gains/(losses), net	(6,435)	—	—	—	—
Other than temporary impairment	(5,055)	—	—	—	—
Unrealized gains/(losses), net on assets(1)	15,858	584	(1,312)	—	—
Unrealized (gains)/losses, net on liabilities(2)	—	—	—	(577)	2,160
Premium and discount amortization, net	(5,409)	(1,091)	—	—	—
Ending balance	$226,826	$189,696	$23,688	$10,423	$2,160

(1)
For Mortgage-backed securities and other securities, Residential Whole-Loans and Securitized commercial loans classified as Level III at June 30, 2017, the Company recorded gross unrealized gains of approximately $777 thousand, $1.2 million and $650 thousand, respectively, and gross unrealized losses of approximately $0, $397 thousand and $0, respectively, for the six months ended June 30, 2017. For Mortgage-backed securities and other securities, Residential Whole-Loans and Securitized commercial loans classified as Level III at June 30, 2016, the Company recorded gross unrealized gains of approximately $21.9 million, $1.1 million and $0, respectively, and gross unrealized losses of approximately $2.3 million, $240 thousand and $1.3 million, respectively, for the six months ended June 30, 2016. These gains and losses are included in "Unrealized gain (loss), net" in the Consolidated Statements of Operations.

(2)
For securitized debt and derivative liability classified as Level III at June 30, 2017, the Company recorded gross unrealized gains of approximately $0 and $1.3 million, respectively, and gross unrealized losses of approximately $286 thousand and $0, respectively, for the six months ended June 30, 2017. For securitized debt and derivative liability classified as Level III at June 30, 2016, the Company recorded gross unrealized gains of approximately $577 thousand and $0, respectively, and gross unrealized losses of $0 thousand and $2.2 million, respectively, for the six months ended June 30, 2016. These gains and losses are included in "Unrealized gain (loss), net" and "Gain (loss) on derivative instruments, net" in the Consolidated Statements of Operations.

Transfers between hierarchy levels for the six months ended June 30, 2017 and June 30, 2016 were based on the availability of sufficient observable inputs to meet Level II versus Level III criteria.  The leveling of these assets was based on information received from a third party pricing service which, along with the back-testing of historical sales transactions performed by the Manager provided the sufficient observable data for the movement from Level III to Level II. The Company did not have transfers between Level I and Level II for the six months ended June 30, 2017 and June 30, 2016.

Other Fair Value Disclosures

"Due from counterparties" and "Due to counterparties" in the Company’s Consolidated Balance Sheets are reflected at cost which approximates fair value.

The fair value of the Residential Bridge Loans and repurchase agreements is based on a net present value technique. This method discounts future estimated cash flows using rates the Company determined best estimates current market interest rates that would be offered for loans with similar characteristics and credit quality. The use of different market assumptions or estimation methodologies could have a material effect on the fair value amounts. At June 30, 2017, the Company’s borrowings under repurchase agreements and its Residential Bridge Loans had a carrying value of approximately $2.8 billion and $64.9 million, respectively, which approximates their fair value.

Note 4 – Mortgage-Backed Securities and other securities

The following tables present certain information about the Company’s investment portfolio at June 30, 2017 and December 31, 2016 (dollars in thousands):

	June 30, 2017
	Principal Balance	Unamortized Premium (Discount), net	Discount Designated as Credit Reserve and OTTI	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Net Weighted Average Coupon (1)
Agency RMBS:
20-Year mortgage	$157,450	$8,932	$—	$166,382	$1,473	$(932)	$166,923	3.9%
30-Year mortgage	526,655	40,287	—	566,942	4,444	(5,346)	566,040	4.2%
40-Year mortgage	96,259	1,147	—	97,406	1,669	—	99,075	3.5%
Agency RMBS Interest-Only Strips (2)	N/A	N/A	N/A	14,349	1,077	(252)	15,174	2.9%	(2)
Agency RMBS Interest-Only Strips, accounted for as derivatives (2) (3)	N/A	N/A	N/A	N/A	N/A	N/A	12,053	3.0%	(2)
Agency CMBS	1,285,278	(11,992)	—	1,273,286	16,329	(1,842)	1,287,773	2.9%
Agency CMBS Interest-Only Strips accounted for as derivatives(2) (3)	N/A	N/A	N/A	N/A	N/A	N/A	6,317	0.6%	(2)
Subtotal Agency MBS	2,065,642	38,374	—	2,118,365	24,992	(8,372)	2,153,355	3.1%

Non-Agency RMBS	82,966	(1,455)	(21,995)	59,516	4,143	—	63,659	3.0%
Non-Agency CMBS	397,837	(65,666)	(22,430)	309,741	3,366	(14,924)	298,183	4.8%
Subtotal Non-Agency MBS	480,803	(67,121)	(44,425)	369,257	7,509	(14,924)	361,842	4.5%

Other securities (4)	102,514	5,529	(5,405)	125,712	7,993	(669)	133,036	7.0%
Total	$2,648,959	$(23,218)	$(49,830)	$2,613,334	$40,494	$(23,965)	$2,648,233	3.4%

	December 31, 2016
	Principal Balance	Unamortized Premium (Discount), net	Discount Designated as Credit Reserve and OTTI	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Net Weighted Average Coupon (1)
Agency RMBS:
20-Year mortgage	$470,975	$25,741	$—	$496,716	$3,689	$(1,935)	$498,470	3.9%
30-Year mortgage	878,599	63,608	—	942,207	5,209	(12,209)	935,207	4.1%
Agency RMBS Interest-Only Strips (2)	N/A	N/A	N/A	18,810	1,301	(321)	19,790	3.0%	(2)
Agency RMBS Interest-Only Strips, accounted for as derivatives (2) (3)	N/A	N/A	N/A	N/A	N/A	N/A	16,503	3.2%	(2)
Agency CMBS	377,286	(15,383)	—	361,903	2,021	(260)	363,664	2.6%
Agency CMBS Interest-Only Strips(2)	N/A	N/A	N/A	210	21	—	231	4.3%	(2)
Agency CMBS Interest-Only Strips accounted for as derivatives (2) (3)	N/A	N/A	N/A	N/A	N/A	N/A	7,729	0.6%	(2)
Subtotal Agency MBS	1,726,860	73,966	—	1,819,846	12,241	(14,725)	1,841,594	3.3%

Non-Agency RMBS	340,759	(294)	(108,399)	232,066	11,210	(2,235)	241,041	4.5%
Non-Agency RMBS Interest- Only Strips (2)	N/A	N/A	N/A	55,754	8,362	—	64,116	5.6%	(2)
Non-Agency RMBS Interest-Only Strips, accounted for as derivatives (2) (3)	N/A	N/A	N/A	N/A	N/A	N/A	3,085	4.6%	(2)
Non-Agency CMBS	473,024	(69,436)	(17,787)	385,801	3,164	(30,046)	358,919	5.0%
Subtotal Non-Agency MBS	813,783	(69,730)	(126,186)	673,621	22,736	(32,281)	667,161	5.0%

Other securities (4)	44,838	4,435	(4,298)	68,085	1,271	(1,594)	67,762	8.2%
Total	$2,585,481	$8,671	$(130,484)	$2,561,552	$36,248	$(48,600)	$2,576,517	3.9%

(1)	Net weighted average coupon as of June 30, 2017 and December 31, 2016 is presented, net of servicing and other fees.

(2)
IOs and IIOs have no principal balances and bear interest based on a notional balance.  The notional balance is used solely to determine interest distributions on interest-only class of securities.  At June 30, 2017, the notional balance for Agency RMBS IOs and IIOs, Agency RMBS IOs and IIOs, accounted for as derivatives, and Agency CMBS IOs and IIOs, accounted for as derivatives was $165.9 million, $142.1 million and $203.6 million, respectively.  At December 31, 2016, the notional balance for Agency RMBS IOs and IIOs, Non-Agency RMBS IOs and IIOs, Agency RMBS IOs and IIOs, accounted for as derivatives, Non-Agency RMBS IOs and IIOs, accounted for as derivatives, Agency CMBS IOs and IIOs, accounted for as derivatives and Agency CMBS IOs and IIOs was $201.6 million, $278.4 million, $188.1 million, $20.7 million, $221.8 million and $32.8 million, respectively.

(3)	Interest on these securities is reported as a component of "Gain (loss) on derivative instruments, net" in the Consolidated Statements of Operations.

(4)
Other securities include residual interests in asset-backed securities which have no principal balance and an amortized cost of approximately $23.1 million and $23.1 million, as of June 30, 2017 and December 31, 2016, respectively.

As of June 30, 2017 and December 31, 2016 the weighted average expected remaining term of the MBS and other securities investment portfolio was 7.7 years and 7.1 years, respectively.

The following tables present the changes in the components of the Company’s purchase discount and amortizable premium on its Non-Agency RMBS, Non-Agency CMBS and other securities for the three and six months ended June 30, 2017 and June 30, 2016 (dollars in thousands):

	Three months ended June 30, 2017			Three months ended June 30, 2016
	Discount Designated as Credit Reserve and OTTI	Accretable Discount(1)	Amortizable Premium(1)	Discount Designated as Credit Reserve and OTTI	Accretable Discount(1)	Amortizable Premium(1)
Balance at beginning of period	$(47,517)	$(78,573)	$16,330	$(118,090)	$(143,896)	$43,407
Accretion of discount	—	2,722	—	—	4,493	—
Amortization of premium	—	—	(47)	—	—	(1,408)
Realized credit losses	48	—	—	(524)	—	—
Purchases	—	—	—	(14,266)	—	2,120
Sales	1,700	465	(571)	3,509	6,582	(1,993)
Net impairment losses recognized in earnings	(5,979)	—	—	(5,369)	—	—
Transfers/release of credit reserve(2)	1,918	(1,392)	(526)	5,578	(6,854)	1,276
Balance at end of period	$(49,830)	$(76,778)	$15,186	$(129,162)	$(139,675)	$43,402

(1)	Together with coupon interest, accretable purchase discount and amortizable premium is recognized as interest income over the life of the security.

(2)	Subsequent reductions of a security’s non-accretable discount results in a corresponding reduction in its amortizable premium.

	Six months ended June 30, 2017			Six months ended June 30, 2016
	Discount Designated as Credit Reserve and OTTI	Accretable Discount(1)	Amortizable Premium(1)	Discount Designated as Credit Reserve and OTTI	Accretable Discount(1)	Amortizable Premium(1)
Balance at beginning of period	$(130,484)	$(109,822)	$44,527	$(152,750)	$(145,532)	$56,163
Accretion of discount	—	5,954	—	—	9,230	—
Amortization of premium	—	—	(689)	—	—	(3,110)
Realized credit losses	1,829	—	—	3,142	—	—
Purchases	(1,724)	(668)	1,522	(14,266)	(2,265)	2,120
Sales	89,441	30,085	(31,042)	31,663	14,413	(10,429)
Net impairment losses recognized in earnings	(10,351)	—	—	(13,814)	—	—
Transfers/release of credit reserve(2)	1,459	(2,327)	868	16,863	(15,521)	(1,342)
Balance at end of period	$(49,830)	$(76,778)	$15,186	$(129,162)	$(139,675)	$43,402

(1)	Together with coupon interest, accretable purchase discount and amortizable premium is recognized as interest income over the life of the security.

(2)	Subsequent reductions of a security’s non-accretable discount results in a corresponding reduction in its amortizable premium.

The following tables present the fair value and contractual maturities of the Company’s investment securities at June 30, 2017 and December 31, 2016 (dollars in thousands):

	June 30, 2017
	< or equal to 10 years	> 10 years and < or equal to 20 years	> 20 years and < or equal to 30 years	> 30 years	Total
Agency RMBS:
20-Year mortgage	$—	$166,923	$—	$—	$166,923
30-Year mortgage	—	—	566,040	—	566,040
40-Year mortgage	—	—	—	99,075	99,075
Agency RMBS Interest-Only Strips	3,888	5,286	6,000	—	15,174
Agency RMBS Interest-Only Strips, accounted for as derivatives	2,010	5,536	4,507	—	12,053
Agency CMBS	1,015,858	271,915	—	—	1,287,773
Agency CMBS Interest-Only Strips accounted for as derivatives	—	—	—	6,317	6,317
Subtotal Agency	1,021,756	449,660	576,547	105,392	2,153,355

Non-Agency RMBS	13	47,250	12,540	3,856	63,659
Non-Agency CMBS	10,012	32,672	148,286	107,213	298,183
Subtotal Non-Agency	10,025	79,922	160,826	111,069	361,842

Other securities	—	105,624	5,007	22,405	133,036
Total	$1,031,781	$635,206	$742,380	$238,866	$2,648,233

	December 31, 2016
	< or equal to 10 years	> 10 years and < or equal to 20 years	> 20 years and < or equal to 30 years	> 30 years	Total
Agency RMBS:
20-Year mortgage	$—	$498,470	$—	$—	$498,470
30-Year mortgage	—	—	935,207	—	935,207
Agency RMBS Interest-Only Strips	499	10,434	8,857	—	19,790
Agency RMBS Interest-Only Strips, accounted for as derivatives	807	9,476	6,220	—	16,503
Agency CMBS	282,911	80,753	—	—	363,664
Agency CMBS Interest-Only Strips	231	—	—	—	231
Agency CMBS Interest-Only Strips accounted for as derivatives	—	—	—	7,729	7,729
Subtotal Agency	284,448	599,133	950,284	7,729	1,841,594

Non-Agency RMBS	13	65,780	54,408	120,840	241,041
Non-Agency RMBS Interest- Only Strips	—	4,955	10,724	48,437	64,116
Non-Agency RMBS Interest-Only Strips, accounted for as derivatives	—	—	1,043	2,042	3,085
Non-Agency CMBS	15,865	37,998	134,941	170,115	358,919
Subtotal Non-Agency	15,878	108,733	201,116	341,434	667,161

Other securities	—	40,360	5,346	22,056	67,762
Total	$300,326	$748,226	$1,156,746	$371,219	$2,576,517

The following tables present the gross unrealized losses and estimated fair value of the Company’s MBS and other securities by length of time that such securities have been in a continuous unrealized loss position at June 30, 2017 and December 31, 2016 (dollars in thousands):

	June 30, 2017
	Less than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Agency RMBS:
20-Year mortgage	$62,841	$(932)	26	$—	$—	—	$62,841	$(932)	26
30-Year mortgage	326,086	(4,951)	29	8,578	(395)	7	334,664	(5,346)	36
Agency RMBS Interest-Only Strips	2,810	(199)	4	1,412	(53)	2	4,222	(252)	6
Agency CMBS	129,416	(1,842)	10	—	—	—	129,416	(1,842)	10
Subtotal Agency	521,153	(7,924)	69	9,990	(448)	9	531,143	(8,372)	78

Non-Agency RMBS	—	—	—	—	—	—	—	—	—
Non-Agency CMBS	42,830	(741)	12	141,997	(14,183)	37	184,827	(14,924)	49
Subtotal Non-Agency	42,830	(741)	12	141,997	(14,183)	37	184,827	(14,924)	49

Other securities	—	—	—	22,405	(669)	2	22,405	(669)	2
Total	$563,983	$(8,665)	81	$174,392	$(15,300)	48	$738,375	$(23,965)	129

	December 31, 2016
	Less than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Agency RMBS:
20-Year mortgage	$142,749	$(1,935)	47	$—	$—	—	$142,749	$(1,935)	47
30-Year mortgage	432,949	(11,264)	54	22,586	(945)	13	455,535	(12,209)	67
Agency RMBS Interest-Only Strips	6,105	(227)	6	1,630	(94)	2	7,735	(321)	8
Agency CMBS	145,791	(260)	7	—	—	—	145,791	(260)	7
Subtotal Agency	727,594	(13,686)	114	24,216	(1,039)	15	751,810	(14,725)	129

Non-Agency RMBS	11,628	(50)	3	33,034	(2,185)	6	44,662	(2,235)	9
Non-Agency CMBS	59,529	(4,031)	17	208,288	(26,015)	47	267,817	(30,046)	64
Subtotal Non-Agency	71,157	(4,081)	20	241,322	(28,200)	53	312,479	(32,281)	73

Other securities	7,966	(415)	1	23,390	(1,179)	2	31,356	(1,594)	3
Total	$806,717	$(18,182)	135	$288,928	$(30,418)	70	$1,095,645	$(48,600)	205

At June 30, 2017, the Company did not intend to sell any of its MBS and other securities that were in an unrealized loss position, and it is “more likely than not” that the Company will not be required to sell these MBS and other securities before recovery of their amortized cost basis, which may be at their maturity.

Generally the Company’s records OTTI on security portfolio when the credit quality of the underlying collateral deteriorates and or the schedule payments are faster than previously projected.   The credit deterioration could be as a result of, but not limited to, increased projected realized losses, foreclosures, delinquencies and the likelihood of the borrower being able to make payments in the future.  Generally, a prepayment occurs when a loan has a higher interest rate relative to current interest rates and lenders are willing to extend credit at the lower current interest rate of the underlying collateral for the loan is sold or transferred. Refer to Note 2 "Summary of Significant Accounting Policies - Mortgage-Backed Securities and Other Securities"

The following table presents the OTTI the Company recorded on its securities portfolio (dollars in thousands):

	Three months ended June 30, 2017	Three months ended June 30, 2016	Six months ended June 30, 2017	Six months ended June 30, 2016
Agency RMBS	$161	$297	$660	$1,024
Non-Agency RMBS	—	2,312	—	7,229
Non-Agency CMBS	5,980	2,754	10,314	5,539
Other securities	438	993	1,702	3,361
Total	$6,579	$6,356	$12,676	$17,153

The following tables present components of interest income on the Company’s MBS and other securities (dollars in thousands) for the three and six months ended June 30, 2017 and June 30, 2016, respectively:

	For the three months ended June 30, 2017			For the three months ended June 30, 2016
	Coupon Interest	Net (Premium Amortization/Amortization Basis) Discount Amortization	Interest Income	Coupon Interest	Net (Premium Amortization/Amortization Basis) Discount Amortization	Interest Income
Agency RMBS	$10,305	$(3,639)	$6,666	$16,845	$(7,460)	$9,385
Agency CMBS	8,432	338	8,770	729	(424)	305
Non-Agency RMBS	558	392	950	8,745	(1,098)	7,647
Non-Agency CMBS	4,913	2,264	7,177	6,465	1,771	8,236
Other securities	1,733	827	2,560	498	754	1,252
Total	$25,941	$182	$26,123	$33,282	$(6,457)	$26,825

	For the six months ended June 30, 2017			For the six months ended June 30, 2016
	Coupon Interest	Net (Premium Amortization/Amortization Basis) Discount Amortization	Interest Income	Coupon Interest	Net (Premium Amortization/Amortization Basis) Discount Amortization	Interest Income
Agency RMBS	$21,627	$(7,667)	$13,960	$34,168	$(15,965)	$18,203
Agency CMBS	13,337	607	13,944	1,517	(853)	664
Non-Agency RMBS	3,911	(69)	3,842	18,523	(2,934)	15,589
Non-Agency CMBS	10,433	4,433	14,866	13,249	3,559	16,808
Other securities	3,140	1,648	4,788	1,192	1,552	2,744
Total	$52,448	$(1,048)	$51,400	$68,649	$(14,641)	$54,008

The following tables present the sales and realized gain (loss) of the Company’s MBS and other securities (dollars in thousands) for the three and six months ended June 30, 2017 and June 30, 2016, respectively:

	For the three months ended June 30, 2017				For the three months ended June 30, 2016
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Agency RMBS (1)	$314,800	$848	$(3,725)	$(2,877)	$5,122	$—	$(475)	$(475)
Agency CMBS	—	—	—	—	3,645	9	—	9
Non-Agency RMBS	—	—	—	—	22,639	575	(315)	260
Non-Agency CMBS	15,220	730	(341)	389	12,735	—	(146)	(146)
Total	$330,020	$1,578	$(4,066)	$(2,488)	$44,141	$584	$(936)	$(352)

(1)
For the three months ended June 30, 2017 and June 30, 2016, excludes proceeds for Agency RMBS Interest-Only Strips, accounted for as derivatives, of approximately $2.6 million and $4.4 million and, gross realized gains of $432 thousand and $0, and gross realized losses of $0 and $455 thousand, respectively.

	For the six months ended June 30, 2017				For the six months ended June 30, 2016
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Agency RMBS (1)	$865,151	$4,379	$(7,365)	$(2,986)	$315,602	$5,250	$(5,626)	$(376)
Agency CMBS	—	—	—	—	10,421	9	(55)	(46)
Non-Agency RMBS (2)	243,811	24,389	(2,242)	22,147	105,440	1,794	(4,559)	(2,765)
Non-Agency CMBS	35,037	736	(1,073)	(337)	24,994	—	(2,929)	(2,929)
Other securities	22,946	—	(54)	(54)	750,226	1,818	(2,109)	(291)
Total	$1,166,945	$29,504	$(10,734)	$18,770	$1,206,683	$8,871	$(15,278)	$(6,407)

(1)
For the six months ended June 30, 2017 and June 30, 2016, excludes proceeds for Agency RMBS Interest-Only Strips, accounted for as derivatives, of approximately $2.6 million and $8.6 million, gross realized gains of $432 thousand and $300 thousand, and gross realized losses of $0 and $455 thousand, respectively.

(2)
For the six months ended June 30, 2017 and June 30, 2016, excludes proceeds for Non-Agency RMBS Interest-Only Strips, accounted for as derivatives, of approximately $2.2 million and $0, gross realized gains of $274 thousand and $0, and gross realized losses of $180 thousand and $0, respectively.

Note 5 — Variable Interest Entities

Residential Whole-Loan Trust

The consolidated financial statements also include the consolidation of a residential whole-loan trust that met the definition of a VIE related to the acquisition of Residential Whole-Loans in which the Company has determined itself to be the primary beneficiary of such trust. The Company determined that it was the primary beneficiary of the Residential Whole-Loan trust, because it was involved in certain aspects of the design of the trust, has certain oversight rights on defaulted assets and has other significant decision making powers. In addition, the Company has the obligation to absorb losses to the extent of its ownership interest and the right to receive benefits from the trust that could potentially be significant to the trust.  The trust has issued a trust certificate to the Company, which represents the beneficial interest in pools of Residential Whole-Loans held by the trust. As of June 30, 2017, the Company financed the trust certificate with $165.6 million of repurchase borrowings, which is a liability held outside the trust. The Company classifies the underlying Residential Whole-Loans owned by the trust in "Residential Whole-Loans, at fair value" in the Consolidated Balance Sheets and has eliminated the intercompany trust certificate in consolidation.

Residential Bridge Loan Trust

In February 2017, Revolving Mortgage Investment Trust 2017-BRQ1 ("RMI Trust") issued a trust certificate to the Company, which represents the beneficial interest in pools of Residential Bridge Loans held by the trust. Residential Bridge Loans are mortgage loans secured by non owner occupied single family or multifamily residences, typically short-term. The Company determined that RMI Trust was a VIE and itself the primary beneficiary because it was involved in certain aspects of the design of the trust, has certain oversight rights on defaulted assets and has other significant decision making powers. In addition, the Company has the obligation to absorb losses to the extent of its ownership interest and the right to receive benefits from the trust that could potentially be significant to the trust. As of June 30, 2017, the Company financed the trust certificate with $54.6 million of repurchase borrowings, which is a liability held outside the trust. The Company classifies the underlying Residential Bridge Loans owned by the trust in "Residential Bridge Loans" which are carried at amortized cost in the Consolidated Balance Sheets and has eliminated the intercompany trust certificate in consolidation.

Commercial Loan Trust

In November 2015, the Company acquired a $14.0 million interest in the trust certificate issued by CMSC Trust 2015 - Longhouse MZ (“CMSC Trust”), with a fair value of $13.9 million at June 30, 2017, which is financed with $6.8 million of repurchase borrowings. The Company determined that CMSC Trust was a VIE and itself the primary beneficiary because it was involved in certain aspects of the design of the trust, has certain oversight rights on defaulted assets and has other significant decision making powers. In addition, the Company has the obligation to absorb losses to the extent of its ownership interest and the right to receive benefits from the trust that could potentially be significant to the trust. The CMSC Trust holds a $25.0 million mezzanine loan collateralized by interests in commercial real estate.  The mezzanine loan serves as collateral for the $25.0 million of trust certificates issued. As of June 30, 2017, the Company classified the mezzanine loan at fair value in "Securitized commercial loan, at fair value" in the Consolidated Balance Sheets.  The $25.0 million of trust certificates, of which $14.0 million was eliminated in consolidation and the remaining $11.0 million held by an affiliate is carried at a fair value of $10.9 million and classified as "Securitized debt, at fair value" in the Consolidated Balance Sheets. As of June 30, 2017, the aggregate fair value of the securitized debt issued by the consolidated VIE was $10.9 million which is classified as Securitized debt, at fair value in the Company’s Consolidated Balance Sheets.  The cost of financing the securitized debt is approximately 8.9%.

Consolidated Loan Trusts

The Company assesses modifications to VIEs on an ongoing basis to determine if a significant reconsideration event has occurred that would change the Company’s initial consolidation assessment.  The three consolidated trusts hold 510 performing Residential Whole-Loans, 183 Residential Bridge Loans (including 2 nonperforming) and 1 performing commercial loan as of June 30, 2017.

The following table presents a summary of the assets and liabilities of the residential and commercial loan trusts included in the Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016 (dollars in thousands).

	June 30, 2017	December 31, 2016
Residential Whole-Loans, at fair value	$203,540	$192,136
Residential Bridge Loans	64,912	—
Securitized commercial loan, at fair value	24,875	24,225
Investment related receivable	2,407	1,241
Accrued interest receivable	2,697	1,622
Total assets	$298,431	$219,224
Securitized debt, at fair value	$10,945	$10,659
Accrued interest payable	82	85
Accounts payable and accrued expenses	181	2
Total liabilities	$11,208	$10,746

The Company’s risk with respect to its investment in each trust is limited to its direct ownership in the trust. The Residential Whole-Loans, Residential Bridge Loans and securitized commercial loan held by the consolidated trusts are held solely to satisfy the liabilities of the trust, and creditors of the trust have no recourse to the general credit of the Company for the trust certificates issued by the trusts. The assets of a consolidated trust can only be used to satisfy the obligations of that trust. The Company is not contractually required and has not provided any additional financial support to the trusts for the three and six months ended June 30, 2017 and June 30, 2016.  The Company did not deconsolidate any trusts during the three and six months ended June 30, 2017 and June 30, 2016.

The following table presents the components of the fair value of Residential Whole-Loans and securitized commercial loan as of June 30, 2017 and December 31, 2016 (dollars in thousands):

	Residential Whole-Loans		Securitized Commercial Loan
	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Principal balance	$198,784	$187,765	$25,000	$25,000
Unamortized premium	1,377	1,311	—	—
Unamortized discount	(853)	(539)	—	—
Gross unrealized gains	4,247	3,643	—	—
Gross unrealized losses	(15)	(44)	(125)	(775)
Fair value	$203,540	$192,136	$24,875	$24,225

The Residential Whole-Loans are comprised of non-qualifying, mostly adjustable rate mortgages with low loan to values (or “LTV”).  The following tables present certain information about the Company’s Residential Whole-Loan investment portfolio at June 30, 2017 and December 31, 2016 (dollars in thousands):

June 30, 2017
			Weighted Average
Current Coupon Rate	Number of Loans	Principal Balance	Original LTV	Original FICO Score(1)	Expected Life (years)	Contractual Maturity (years)	Coupon Rate
3.01 – 4.00%	118	$49,482	55.1%	748	1.6	28.1	3.9%
4.01– 5.00%	229	87,739	55.4%	729	1.4	26.6	4.4%
5.01 – 6.00%	155	58,065	57.0%	720	1.5	26.7	5.1%
6.01 – 7.00%	6	3,498	72.4%	732	1.4	21.7	6.4%
Total	508	$198,784	56.1%	732	1.5	26.9	4.5%

(1)
The original FICO score is not available for 144 loans with a principal balance of approximately $59.2 million at June 30, 2017. The Company has excluded these loans from the weighted average computations.

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

The Residential Bridge Loans are comprised of short-term non-owner occupied fixed rate loans secured by single or multi-unit residential properties, with LTVs generally not to exceed 85%. The following tables present certain information about the Company’s Residential Bridge Loan investment portfolio at June 30, 2017. (dollars in thousands):

June 30, 2017
					Weighted Average
Current Coupon Rate	Number of Loans	Principal Balance	Unamortized Premium	Carrying Value	Original LTV	Original FICO Score(1)	Contractual Maturity (months)	Coupon Rate
8.01 – 9.00%	43	$18,018	$98	$18,116	72.3%	719	16.4	8.9%
9.01 – 10.00%	93	33,444	177	33,621	74.2%	675	8.9	9.6%
10.01 – 11.0%	46	11,935	40	11,975	73.8%	645	6.7	10.7%
11.01 - 12.0%	1	1,200	—	1,200	64.0%	719	5.1	11.3%
Total	183	$64,597	$315	$64,912	73.4%	683	10.5	9.7%

(1)
The original FICO score is not available for 20 loans with a principal balance of approximately $6.9 million at June 30, 2017. The Company has excluded these loans from the weighted average computations.

As of June 30, 2017 there were 2 of the 183 Residential Bridge Loans over 90-days past due with a current unpaid principal balance of approximately $355 thousand. These nonperforming Residential Bridge Loans represent approximately 0.5% of the total outstanding bridge loans. No allowance and provision for credit losses was recorded as of and for the three months ended June 30, 2017 on the bridge loans since full recovery of the principal and interest is expected.

The following table presents the U.S. states in which the collateral securing the Company’s Residential Whole-Loans and Residential Bridge Loans at June 30, 2017 and December 31, 2016, based on principal balance, is located (dollars in thousands):

June 30, 2017			December 31, 2016
State	Concentration	Principal Balance	State	State Concentration	Principal Balance
California	66.0%	$174,041	California	85.2%	$159,955
New York	14.5%	38,146	Washington	5.6%	10,591
Florida	6.6%	17,429	Massachusetts	5.4%	10,161
Washington	4.6%	12,092	New York	2.4%	4,454
Massachusetts	3.6%	9,521	Georgia	0.8%	1,492
Other	4.7%	12,152	Other	0.6%	1,112
Total	100.0%	$263,381	Total	100.0%	$187,765

Unconsolidated VIEs

The Company’s economic interests held in unconsolidated VIEs are limited in nature to those of a passive holder of RMBS and CMBS issued by securitization trusts; the Company was not involved in the design or creation of the securitization trusts which issued its investments in MBS. As of June 30, 2017 and December 31, 2016, the Company had three investments in VIEs in which it was not the primary beneficiary, and accordingly, the VIEs were not consolidated in the Company’s consolidated financial statements. As of June 30, 2017 and December 31, 2016, the Company’s maximum exposure to loss from these investments did not exceed the sum of the $61.6 million and $60.5 million carrying value of the investments, respectively, which are classified in "Mortgage-backed securities and other securities, at fair value" in the Company’s Consolidated Balance Sheets. Further, as of June 30, 2017 and December 31, 2016, the Company had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

Note 6 — Borrowings under Repurchase Agreements

As of June 30, 2017, the Company had master repurchase agreements with 27 counterparties.  As of June 30, 2017, the Company had borrowings under repurchase agreements with 17 counterparties.  The following table summarizes certain characteristics of the Company’s repurchase agreements at June 30, 2017 and December 31, 2016 (dollars in thousands):

	June 30, 2017			December 31, 2016
Securities Pledged	Repurchase Agreement Borrowings	Weighted Average Interest Rate on Borrowings Outstanding at end of period	Weighted Average Remaining Maturity (days)	Repurchase Agreement Borrowings	Weighted Average Interest Rate on Borrowings Outstanding at end of period	Weighted Average Remaining Maturity (days)
Agency RMBS (1)	$1,030,440	1.23%	42	$1,427,674	0.96%	38
Agency CMBS	1,226,008	1.25%	34	56,365	1.07%	46
Non-Agency RMBS	48,908	2.73%	42	218,712	2.53%	28
Non-Agency CMBS	215,841	2.84%	35	255,656	2.55%	30
Whole-Loans (2)	226,983	3.54%	19	161,181	2.91%	9
Other securities	53,426	2.59%	25	36,056	2.32%	17
Borrowings under repurchase agreements	$2,801,606	1.60%	36	$2,155,644	1.48%	34

(1)	Includes approximately $202.9 million of repurchase agreement borrowings related to securities sold in June 2017 that was paid off when the sale settled in July 2017.

(2)
Whole-loans consist of Residential Whole-Loans, Residential Bridge Loans and securitized commercial loan. Repurchase agreement borrowings on the Residential Whole-Loans, Residential Bridge Loans and securitized commercial loan owned through trust certificates.  The trust certificates are eliminated upon consolidation.

For the six months ended June 30, 2017 and the year ended December 31, 2016, the Company had average borrowings under its repurchase agreements of approximately $2.4 billion and $2.5 billion, respectively, and had a maximum month-end balance during the periods of approximately $2.8 billion and $3.1 billion, respectively.  The Company had accrued interest payable at June 30, 2017 and December 31, 2016 of approximately $5.5 million and $3.2 million, respectively.  In addition, at June 30, 2017, the Company had entered into repurchase agreement borrowings of approximately $150.2 million, which settled by July 3, 2017, with a weighted average interest rate of 1.35%, a weighted average contractual maturity of 31 days and secured by collateral of approximately $157.5 million. These borrowings are recorded as a liability in the Company's Consolidated Balance Sheets when settled.

The repurchase agreements bear interest at a contractually agreed-upon rate and typically have terms ranging from one month to three months.  The Company’s repurchase agreement borrowings are accounted for as secured borrowings when the Company maintains effective control of the financed assets.  Under the repurchase agreements, the respective counterparties retain the right to determine the fair value of the underlying collateral. A reduction in the value of pledged assets requires the Company to post additional securities as collateral, pay down borrowings or establish cash margin accounts with the counterparties in order to re-establish the agreed-upon collateral requirements, and is referred to as a margin call.  The inability of the Company to post adequate collateral for a margin call by a counterparty, in a timeframe as short as the close of the same business day, could result in a condition of default under the Company’s repurchase agreements, thereby enabling the counterparty to liquidate the collateral pledged by the Company, which may have a material adverse effect on the Company’s financial position, results of operations and cash flows.  Under the terms of the repurchase agreements the Company may rehypothecate pledged U.S. Treasury securities it receives from its repurchase agreement as incremental collateral in order to increase the Company’s cash position.  At June 30, 2017 and December 31, 2016, the Company did not have any rehypothecated U.S. Treasury securities.

       Certain of the repurchase agreements provide the counterparty with the right to terminate the agreement if the Company does not maintain certain equity and leverage metrics, the most restrictive of which include a limit on leverage based on the composition of the Company’s portfolio.   For all the repurchase agreements with outstanding borrowings, the Company was in compliance with the terms of such financial tests as of June 30, 2017.

At June 30, 2017 and December 31, 2016, repurchase agreements collateralized by investments had the following remaining maturities:

(dollars in thousands)	June 30, 2017	December 31, 2016
Overnight	$—	$—
1 to 29 days	1,632,964	1,386,971
30 to 59 days	203,210	167,642
60 to 89 days	961,960	601,031
90 to 119 days	3,472	—
Greater than or equal to 120 days	—	—
Total	$2,801,606	$2,155,644

At June 30, 2017, the following table presents with respect to each counterparty that provides repurchase agreement financings for which the Company has greater than 10% of its equity at risk (dollars in thousands):

	June 30, 2017
Counterparty	Amount of Collateral at Risk, at fair value	Weighted Average Remaining Maturity (days)	Percentage of Stockholders’ Equity
Credit Suisse Securities (USA) LLC	$62,477	20	14.0%
RBC (Barbados) Trading Bank Corporation	52,771	46	11.8%

Collateral for Borrowings under Repurchase Agreements

The following table summarizes the Company’s collateral positions, with respect to its borrowings under repurchase agreements at June 30, 2017 and December 31, 2016 (dollars in thousands):

	June 30, 2017			December 31, 2016
	Assets Pledged(3)	Accrued Interest	Assets Pledged and Accrued Interest	Assets Pledged(3)	Accrued Interest	Assets Pledged and Accrued Interest
Assets pledged for borrowings under repurchase agreements:
Agency RMBS, at fair value	$1,062,672	$3,284	$1,065,956	$1,465,384	$5,335	$1,470,719
Agency CMBS, at fair value	1,291,072	3,186	1,294,258	61,200	353	61,553
Non-Agency RMBS, at fair value	63,646	162	63,808	308,165	682	308,847
Non-Agency CMBS, at fair value	298,183	1,519	299,702	358,919	1,845	360,764
Whole-Loans (1)	282,382	2,596	284,978	205,702	1,518	207,220
Other securities, at fair value	102,951	78	103,029	67,762	57	67,819
Cash (2)	22,635	—	22,635	36,986	—	36,986
Total	$3,123,541	$10,825	$3,134,366	$2,504,118	$9,790	$2,513,908

(1)
Whole-Loans which consists of Residential Whole-Loans, Residential Bridge Loans and securitized commercial loan owned through trust certificates are pledged as collateral. The trust certificates are eliminated upon consolidation.

(2)	Cash posted as collateral is included in "Due from counterparties" in the Company’s Consolidated Balance Sheets.

(3)	Assets pledged are reflected at fair value with the exception of Residential Bridge Loans, included in Whole-Loans, which are reflected at amortized cost.

A reduction in the value of pledged assets typically results in the repurchase agreement counterparties initiating a margin call.  At June 30, 2017 and December 31, 2016, investments held by counterparties as security for repurchase agreements totaled approximately $3.1 billion and approximately $2.5 billion, respectively.  Cash collateral held by counterparties at June 30, 2017 and December 31, 2016 was approximately $22.6 million and approximately $37.0 million, respectively.  Cash posted by repurchase agreement counterparties at June 30, 2017 and December 31, 2016, was approximately $1.8 million and approximately $270 thousand, respectively.  In addition, at June 30, 2017 and December 31, 2016, the Company held securities of $0 and $357 thousand, respectively, as collateral from its repurchase agreement counterparties to satisfy margin requirements.  The Company has the ability to repledge collateral received from its repurchase counterparties.

Note 7 — Derivative Instruments

The Company’s derivatives may include interest rate swaps, interest rate swaptions, futures contracts, currency swaps and forwards, TBAs, Agency and Non-Agency Interest-Only Strips, and total return swaps.

The following table summarizes the Company’s derivative instruments at June 30, 2017 and December 31, 2016 (dollars in thousands):

			June 30, 2017			December 31, 2016
Derivative Instrument	Accounting Designation	Consolidated Balance Sheets Location	Notional Amount	Fair Value (1)	Accrued Interest Payable (receivable)	Notional Amount	Fair Value (1)	Accrued Interest Payable (receivable)
Interest rate swaps	Non-Hedge	Derivative assets, at fair value	$2,309,400	$4,805	$(102)	$2,298,300	$20,466	$1,145
Options	Non-Hedge	Derivative assets, at fair value	550,000	736	—	—	—	—
Futures contracts	Non-Hedge	Derivative assets, at fair value	—	—	—	56,900	71	—
Foreign currency forward contracts	Non-Hedge	Derivative assets, at fair value	642	22	—	784	34	—
TBA securities	Non-Hedge	Derivative assets, at fair value	652,300	2,450	—	—	—	—
Total derivative instruments, assets				8,013	(102)		20,571	1,145

Interest rate swaps	Non-Hedge	Derivative liability, at fair value	—	—	—	5,046,300	(177,929)	3,054
Options	Non-Hedge	Derivative liability, at fair value	550,000	(245)	—	—	—	—
Futures contracts	Non-Hedge	Derivative liability, at fair value	—	—	—	176,300	(2,487)	—
Total return swaps	Non-Hedge	Derivative liability, at fair value	23,647	(329)	(57)	47,059	(1,673)	(94)
Foreign currency forward contracts	Non-Hedge	Derivative liability, at fair value	—	—	—	1,532	(69)	—
TBA securities	Non-Hedge	Derivative liability, at fair value	652,300	(1,800)	—	—	—	—
Total derivative instruments, liabilities				(2,374)	(57)		(182,158)	2,960
Total derivative instruments, net				$5,639	$(159)		$(161,587)	$4,105

(1)         Fair value excludes accrued interest.

The following tables summarize the effects of the Company’s derivative positions, including Interest-Only Strips characterized as derivatives and TBAs, which are reported in "Gain (loss) on derivative instruments, net" in the Consolidated Statements of Operations for the three and six months ended June 30, 2017 and June 30, 2016 (dollars in thousands):

	Realized Gain (Loss), net
Description	Other Settlements / Expirations	Variation Margin Settlement	Mark-to-Market	Return (Recovery) of Basis	Contractual interest income (expense), net(1)	Total
Three months ended June 30, 2017
Interest rate swaps	$(154,304)	$(21,504)	$160,596	$117	$(3,673)	$(18,768)
Interest-Only Strips— accounted for as derivatives	432	—	164	(2,004)	2,372	964
Options	237	—	(413)	—	—	(176)
Futures contracts	(2,515)	—	545	—	—	(1,970)
Foreign currency forwards	3	—	29	—	—	32
Total return swaps	14	—	130	—	143	287
TBAs	2,125	—	(1,049)	—	—	1,076
Total	$(154,008)	$(21,504)	$160,002	$(1,887)	$(1,158)	$(18,555)

Three months ended June 30, 2016
Interest rate swaps	$—	$—	$(17,023)	$167	$(6,910)	$(23,766)
Interest rate swaptions	(323)	—	322	—	—	(1)
Interest-Only Strips— accounted for as derivatives	(455)	—	(1,247)	(2,720)	3,464	(958)
Options	—	—	—	—	—	—
Futures contracts	(907)	—	10,655	—	—	9,748
Foreign currency forwards	(165)	—	270	—	—	105
Foreign currency swaps	—	—	538	—	94	632
Total return swaps	7	—	(1,294)	—	307	(980)
TBAs	848	—	207	—	—	1,055
Total	$(995)	$—	$(7,572)	$(2,553)	$(3,045)	$(14,165)

	Realized Gain (Loss), net
Description	Other Settlements / Expirations	Variation Margin Settlement	Mark-to-Market	Return (Recovery) of Basis	Contractual interest income (expense), net(1)	Total
Six months ended June 30, 2017
Interest rate swaps	$(150,555)	$(17,530)	$158,130	$286	$(10,898)	$(20,567)
Interest rate swaptions	(115)	—	—	—	—	(115)
Interest-Only Strips— accounted for as derivatives	526	—	(1,134)	(3,569)	4,413	236
Options	65	—	(611)	—	—	(546)
Futures contracts	(9,153)	—	2,416	—	—	(6,737)
Foreign currency forwards	(20)	—	58	—	—	38
Foreign currency swaps	—	—	—	—	—	—
Total return swaps	(500)	—	1,344	—	374	1,218
TBAs	2,571	—	650	—	—	3,221
Total	$(157,181)	$(17,530)	$160,853	$(3,283)	$(6,111)	$(23,252)

Six months ended June 30, 2016
Interest rate swaps	$(3,605)	$—	$(71,271)	$334	$(15,505)	$(90,047)
Interest rate swaptions	(1,035)	—	1,631	—	—	596
Interest-Only Strips— accounted for as derivatives	(155)	—	(4,926)	(6,103)	7,610	(3,574)
Options	4,756	—	—	—	—	4,756
Futures contracts	13,409	—	9,496	—	—	22,905
Foreign currency forwards	(193)	—	70	—	—	(123)
Foreign currency swaps	3,942	—	(4,031)	—	207	118
Total return swaps	15	—	(2,160)	—	528	(1,617)
TBAs	8,587	—	(936)	—	—	7,651
Total	$25,721	$—	$(72,127)	$(5,769)	$(7,160)	$(59,335)

(1)	Contractual interest income (expense), net on derivative instruments includes interest settlement paid or received.

At June 30, 2017 and December 31, 2016, the Company had cash pledged as collateral for derivatives of approximately $48.3 million and approximately $206.6 million, respectively, which is reported in "Due from counterparties" in the Consolidated Balance Sheets. Effective in January 2017, variation margin of CME cleared derivatives are treated as settlements of the derivative contract as opposed to cash collateral. The June 30, 2017 cash collateral balance of $48.3 million represents upfront cash collateral upon the Company entering into the derivative transaction and cash collateral for derivatives not cleared through the CME. As a result of the change in the CME rules, the $157.9 million of previously posted cash collateral is now recorded as a reduction in the derivative liability. The Company also held cash collateral against derivatives of approximately $380 thousand and $470 thousand as collateral against derivatives at June 30, 2017 and December 31, 2016, respectively, which is reported in "Due to counterparties" in the Consolidated Balance Sheets.

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

Interest Rate Swaps

The following tables summarize the average fixed pay rate, average floating receive rate and average maturity for the Company’s interest rate swaps as of June 30, 2017 and December 31, 2016 (dollars in thousands):

	June 30, 2017
Remaining Interest Rate Swap Term	Notional Amount	Average Fixed Pay Rate	Average Floating Receive Rate	Average Maturity (Years)	Forward Starting
1 year or less	$105,900	0.8%	1.1%	0.3	—%
Greater than 1 year and less than 3 years	600,000	1.6%	1.2%	2.3	—%
Greater than 3 years and less than 5 years	500,000	2.0%	1.2%	4.8	—%
Greater than 5 years	1,103,500	2.5%	0.3%	10.9	75.4%
Total	$2,309,400	2.1%	0.8%	6.8	36.0%

	December 31, 2016
Remaining Interest Rate Swap Term	Notional Amount	Average Fixed Pay Rate	Average Floating Receive Rate	Average Maturity (Years)	Forward Starting
1 year or less	$105,900	0.8%	0.8%	0.8	—%
Greater than 1 year and less than 3 years	993,000	1.2%	0.9%	1.4	88.1%
Greater than 3 years and less than 5 years	1,861,700	1.9%	0.9%	3.9	36.5%
Greater than 5 years	1,701,600	3.1%	0.9%	10.5	6.5%
Total	$4,662,200	2.1%	0.9%	5.7	35.7%

As of June 30, 2017 and December 31, 2016, the Company has entered into fixed-pay forward starting interest rate swaps of approximately $832.0 million and $1.7 billion, respectively, which have weighted average forward starting dates of 10.1 months and 4.5 months, respectively.

There were no variable pay rate interest rate swaps as of June 30, 2017. The following tables summarize the average variable pay rate, average fixed receive rate and average maturity for the Company’s interest rate swaps as of December 31, 2016 (excludes interest rate swaptions) (dollars in thousands):

	December 31, 2016
Remaining Interest Rate swap Term	Notional Amount	Average Variable Pay Rate	Average Fixed Receive Rate	Average Maturity (Years)	Forward Starting
Greater than 3 years and less than 5 years	$1,811,400	0.9%	1.4%	3.7	—%
Greater than 5 years	871,000	0.9%	2.2%	12.3	—%
Total	$2,682,400	0.9%	1.7%	6.5	—%

The Company’s agreements with certain of its bilateral interest rate swap counterparties may be terminated at the option of the counterparty, and settled at fair value, if the Company does not maintain certain equity and leverage metrics.  The most restrictive of which contain provisions which become more restrictive based upon portfolio composition.  As of June 30, 2017, the Company was in compliance with the terms of such financial tests.

Options

The Company may enter into options on U.S. Treasuries. As of June 30, 2017, the Company had long position options on U.S. Treasuries with a notional amount of $550.0 million and a fair value in an asset position of $736 thousand and short position options on U.S. Treasuries with a notional amount of $550.0 million and a fair value in a liability position of $245 thousand. As of December 31, 2016, the Company had no option contracts on U.S. Treasuries.

Futures Contracts

The Company may enter into Eurodollar, Volatility Index, and U.S. Treasury futures. As of June 30, 2017, the Company had no open contracts in U.S. Treasuries futures. As of December 31, 2016, the Company had entered into contracts to buy or long positions for U.S. Treasuries with a notional amount of $56.9 million, a fair value in an asset position of $71 thousand and an expiration date of March 2017. In addition, as of December 31, 2016, the Company had sale contracts or short positions for U.S. Treasuries with a notional amount of $176.3 million, a fair value in an liability position of $2.5 million and an expiration date of March 2017.

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

The following is a summary of the Company’s foreign currency forwards at June 30, 2017 and December 31, 2016 (dollars and euros in thousands):

	June 30, 2017
Derivative Type	Notional Amount	Notional (USD Equivalent)	Maturity	Fair Value
Buy EUR/Sell USD currency forward	€311	$342	August 2017	$14
Buy EUR/Sell USD currency forward	€134	$148	August 2017	$6
Buy EUR/Sell USD currency forward	€135	$152	August 2017	$2
Currency forwards, assets	€580	$642	n/a	$22
Total currency forwards	€580	$642	n/a	$22

	December 31, 2016
Derivative Type	Notional Amount	Notional (USD Equivalent)	Maturity	Fair Value
Buy USD/Sell EUR currency forward	€710	$784	January 2017	$34
Currency forwards, assets	€710	$784	n/a	$34
Buy EUR/Sell USD currency forward	€673	$735	February 2017	$(23)
Buy EUR/Sell USD currency forward	€710	$797	January 2017	$(46)
Currency forwards, liabilities	€1,383	$1,532	n/a	$(69)
Total currency forwards	€2,093	$2,316	n/a	$(35)

To-Be-Announced Securities

The Company purchased or sold TBAs during the six months ended June 30, 2017 and the year ended December 31, 2016. As of December 31, 2016, the Company had no contracts to purchase (“long position”) and sell (“short position”) TBAs on a forward basis. The following is a summary of the Company's long and short TBA positions reported as of June 30, 2017, in "Derivative assets, at fair value" and "Derivative liability, at fair value" in the Consolidated Balance Sheets (dollars in thousands):

	June 30, 2017
	Notional Amount	Fair Value
Sale contracts, asset	$(652,300)	$2,450
TBA securities, asset	(652,300)	2,450
Purchase contracts, liability	652,300	(1,800)
TBA securities, liability	652,300	(1,800)
TBA securities, net	$—	$650

The following table presents additional information about the Company’s contracts to purchase and sell TBAs for the six months ended June 30, 2017 (dollars in thousands):

	Notional Amount as of	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount as of
	December 31, 2016			June 30, 2017
Purchase of TBAs	$—	$3,451,900	$(2,799,600)	$652,300
Sale of TBAs	$—	$3,451,900	$(2,799,600)	$652,300

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

Total Return Swap

In 2016, the Company entered into a total return swap and, in the future, it may continue to enter into these types of credit derivatives. This swap transfers the total return of the referenced asset, including interim cash flows and capital appreciation or depreciation from a specified price to the Company.  The total return swap has a referenced asset which is a security collateralized by residential loans with a notional amount of €51.0 million.  The Company receives interest from the referenced asset equal to EURIBOR plus 2.75% and is required to pay the counterparty EURIBOR plus 0.50% through June 23, 2019, with the spread decreasing to 0.25% through December 2019, with the spread further decreasing to 0% through the maturity date of the referenced asset in December 2020.  In February 2017, the Company terminated approximately half of its position, realizing a loss of $514 thousand. As of June 30, 2017, the Company had $4.3 million in cash collateral held by the counterparty, which is recorded in "Due from counterparties" in the Consolidated Balance Sheets.

Note 8 — Offsetting Assets and Liabilities

The following tables present information about certain assets and liabilities that are subject to master netting agreements (or similar agreements) and can potentially be offset in the Company’s Consolidated Balance Sheets at June 30, 2017 and December 31, 2016 (dollars in thousands):

	June 30, 2017
	Gross Amounts	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
Description				Financial Instruments(1)	Cash Collateral (1)
Derivative Assets
Agency and Non-Agency Interest-Only Strips, accounted for as derivatives included in MBS	$18,370	$—	$18,370	$(13,549)	$—	$4,821
Derivative asset, at fair value(2)	8,013	—	8,013	(1,170)	(260)	6,583
Total derivative assets	$26,383	$—	$26,383	$(14,719)	$(260)	$11,404

Derivative Liabilities and Repurchase Agreements
Derivative liability, at fair value(2)(3)	$2,374	$—	$2,374	$(1,170)	$(329)	$875
Repurchase Agreements(4)	2,801,606	—	2,801,606	(2,801,606)	—	—
Total derivative liability	$2,803,980	$—	$2,803,980	$(2,802,776)	$(329)	$875

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

(3)	Cash collateral pledged against the Company’s derivative counterparties was approximately $48.3 million as of June 30, 2017.

(4)	The carry value of investments pledged against the Company’s repurchase agreements was approximately $3.1 billion as of June 30, 2017.

	December 31, 2016
	Gross Amounts	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments(1)	Cash Collateral (1)
Derivative Assets
Agency and Non-Agency Interest-Only Strips, accounted for as derivatives included in MBS	$27,317	$—	$27,317	$(23,338)	$—	$3,979
Derivative asset, at fair value(2)	20,571	—	20,571	(20,500)	—	71
Total derivative assets	$47,888	$—	$47,888	$(43,838)	$—	$4,050

Derivative Liabilities and Repurchase Agreements
Derivative liability, at fair value(2)(3)	$182,158	$—	$182,158	$(20,500)	$(161,588)	$70
Repurchase Agreements(4)	2,155,644	—	2,155,644	(2,155,644)	—	—
Total derivative liability	$2,337,802	$—	$2,337,802	$(2,176,144)	$(161,588)	$70

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

Note 9 — Related Party Transactions

Management Agreement

In connection with the Company’s IPO in May 2012, the Company entered into a management agreement (the “Management Agreement”) with the Manager, which describes the services to be provided by the Manager and compensation for such services.  The Manager is responsible for managing the Company’s operations, including: (i) performing all of its day-to-day functions; (ii) determining investment criteria in conjunction with the Board of Directors; (iii) sourcing, analyzing and executing investments, asset sales and financings; (iv) performing asset management duties; and (v) performing financial and accounting management, subject to the direction and oversight of the Company’s Board of Directors. Pursuant to the terms of the Management Agreement, the Manager is paid a management fee equal to 1.50% per annum of the Company’s stockholders’ equity (as defined in the Management Agreement), calculated and payable (in cash) quarterly in arrears. For purposes of calculating the management fee, “stockholders’ equity” means the sum of the net proceeds from any issuances of the Company’s equity securities since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus retained earnings, calculated in accordance with GAAP, at the end of the most recently completed fiscal quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less any amount paid for repurchases of the Company’s shares of common stock, excluding any unrealized gains or losses on our investments and derivatives and other non-cash items (including OTTI charges prior to January 1, 2016) that have impacted stockholder’s equity as reported in the Company’s consolidated financial statements prepared in accordance with GAAP, regardless of whether such items are included in other comprehensive income or loss, or in net income, and excluding one-time events pursuant to changes in GAAP and certain other non-cash charges after discussions between the Manager and the Company’s independent directors and after approval by a majority of the Company’s independent directors. However, if the Company’s stockholders’ equity for any given quarter is negative based on the calculation described above, the Manager will not be entitled to receive any management fee for that quarter.

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

For the three months ended June 30, 2017 and June 30, 2016, the Company incurred approximately $1.8 million and approximately $2.6 million in management fee, respectively. For the six months ended June 30, 2017 and June 30, 2016, the Company incurred approximately $4.3 million and approximately $5.3 million in management fees, respectively.

In addition to the management fee, the Company is also responsible for reimbursing the Manager for certain expenses paid by the Manager on behalf of the Company as defined in the Management Agreement.  For the three months ended June 30, 2017 and June 30, 2016, the Company recorded expenses included in general and administrative expenses totaling approximately $704 thousand and approximately $292 thousand, respectively, related to reimbursable employee costs. For the six months ended June 30, 2017 and June 30, 2016, the Company recorded expenses included in general and administrative expenses totaling approximately $920 thousand and approximately $364 thousand, respectively, related to reimbursable employee costs. Any such expenses incurred by the Manager and reimbursed by the Company, including the employee compensation expense, are typically included in the Company’s general and administrative expenses in the Consolidated Statements of Operations, or may be reflected in the Consolidated Balance Sheets and associated Consolidated Statements of Changes in Stockholders’ Equity, based on the nature of the item.  At June 30, 2017 and December 31, 2016, approximately $1.8 million and approximately $2.5 million, respectively, for management fees incurred but not yet paid was included in "Payable to affiliate" in the Consolidated Balance Sheets.  In addition, at June 30, 2017 and December 31, 2016, approximately $97 thousand and approximately $83 thousand, respectively, of reimbursable costs incurred but not yet paid was included in "Payable to affiliate" in the Consolidated Balance Sheets.

Securitized Debt Held by Affiliate

At June 30, 2017 and December 31, 2016, the Company had securitized debt related to the consolidated VIEs, with a principal balance of $11.0 million and $11.0 million, respectively (and a fair value of $10.9 million and $10.7 million, respectively) which was held by an affiliate.  The securitized debt of the VIEs can only be settled with the commercial loans that serve as collateral for the securitized debt of the VIE and is non-recourse to the Company.

Note 10 — Share-Based Payments

In conjunction with the Company’s IPO and concurrent private placement, the Company’s Board of Directors approved the Western Asset Mortgage Capital Corporation Equity Plan (the “Equity Plan”) and the Western Asset Manager Equity Plan (the “Manager Equity Plan” and collectively the “Equity Incentive Plans”). The Equity Incentive Plans include provisions for grants of restricted common stock and other equity-based awards to the Manager, its employees and employees of its affiliates and to the Company’s directors, officers and employees. The Company can issue up to 3.0% of the total number of issued and outstanding shares of its common stock (on a fully diluted basis) at the time of each award (other than any shares previously issued or subject to awards made pursuant to one of the Company’s Equity Incentive Plans) under these Equity Incentive Plans. At May 15, 2012, there were 308,335 shares of common stock initially reserved for issuance under the Equity Incentive Plans. Upon the completion of the follow on offerings the number of shares of common stock available for issuance under the Equity Incentive Plans increased to 1,237,711. Approximately 724,497 of shares have been issued under the Equity Plans with 513,214 shares available for issuance, as of June 30, 2017.

Under the Equity Plan, the Company made the following grants during the six months ended June 30, 2017 and the year ended December 31, 2016:

On June 1, 2017, the Company granted a total of 15,536 (3,884 each) of restricted common stock under the Equity Plan to the Company’s four independent directors. These restricted shares will vest in full on June 1, 2018, the first anniversary of the grant date. Each of the independent directors has elected to defer the shares granted to him under the Company’s Director Deferred Fee Plan (the “Director Deferred Fee Plan”). The Director Deferred Fee Plan permits eligible members of the Company's board of directors to defer certain stock awards made under its director compensation programs. The Director Deferred Fee Plan allows directors to defer issuance of their stock awards and therefore defer payment of any tax liability until the deferral is terminated, pursuant to the election form executed each year by each eligible director.

On June 2, 2016, the Company granted a total of 17,132 (4,283 each) of restricted common stock under the Equity Plan to the Company’s four independent directors.  These restricted shares vested in full on June 2, 2017, the first anniversary of the grant date.  Each of the independent directors has elected to defer the shares granted to him under the Director Deferred Fee Plan.

During the six months ended June 30, 2017 and June 30, 2016, 152,630 and 200,983 restricted common shares vested, respectively, including shares whose issuance has been deferred under the Director Deferred Fee Plan. The Company recognized stock-based compensation expense of approximately $215 thousand and approximately $346 thousand for the three months ended June 30, 2017 and June 30, 2016, respectively. The Company recognized stock-based compensation expense of approximately $577 thousand and approximately $918 thousand for the six months ended June 30, 2017 and June 30, 2016, respectively.  In addition, the Company had unamortized compensation expense of $146 thousand for equity awards and approximately $458 thousand for liability awards and $67 thousand for equity awards and approximately $895 thousand for liability awards at June 30, 2017 and December 31, 2016, respectively.

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

The following is a summary of restricted common stock vesting dates as of June 30, 2017 and December 31, 2016, including shares whose issuance has been deferred under the Director Deferred Fee Plan:

	June 30, 2017	December 31, 2016
Vesting Date	Shares Vesting	Shares Vesting
March 2017	—	133,334
June 2017	—	18,196
March 2018	66,667	66,667
June 2018	15,536	—
	82,203	218,197

The following table presents information with respect to the Company’s restricted stock for the six months ended June 30, 2017, including shares whose issuance has been deferred under the Director Deferred Fee Plan:

	Shares of Restricted Stock	Weighted Average Grant Date Fair Value (1)
Outstanding at beginning of period	707,861	$17.17
Granted (2)	16,636	10.31
Cancelled/forfeited	—	—
Outstanding at end of period	724,497	$17.01
Unvested at end of period	82,203	$14.11

(1)	The grant date fair value of restricted stock awards is based on the closing market price of the Company’s common stock at the grant date.

(2)	Included 1,100 shares of restricted stock attributed to dividends on restricted stock under the Director Deferred Fee Plan.

Note 11 — Stockholders’ Equity

Warrants

On May 9, 2012, the Company entered into agreements with certain institutional investors to sell 2,231,787 warrant units. Each warrant unit consists of one share of the Company’s common stock and a warrant to purchase 0.5 of a share of the Company’s common stock, subject to adjustment. As of June 30, 2017, the adjusted exercise price of the warrants was $16.70 and there were a total of 1,232,916 warrant shares purchasable. The warrants expire on May 15, 2019.

Stock Repurchase Program

On February 25, 2016, the Board of Directors of the Company reauthorized its repurchase program of up to 2,050,000 shares of its common stock through December 31, 2017.  The original authorization expired on December 31, 2015. Purchases made pursuant to the program will be made in the open market, in privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rules 10b5-1 and 10b-18 of the Securities and Exchange Commission. The authorization does not obligate the Company to acquire any particular amount of common shares and the program may be suspended or discontinued at the Company’s discretion without prior notice. The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors.  The Company has not repurchased any shares of common stock pursuant to the authorization as of June 30, 2017.

Dividends

The following table presents cash dividends declared and paid by the Company on its common stock:

Declaration Date	Record Date	Payment Date	Amount per Share	Tax Characterization
2017
June 20, 2017	June 30, 2017	July 26, 2017	$0.31	Not yet determined
March 23, 2017	April 3, 2017	April 26, 2017	$0.31	Not yet determined

2016
December 22, 2016	January 3, 2017	January 26, 2017	$0.31	Ordinary income
September 22, 2016	October 4, 2016	October 25, 2016	$0.31	Ordinary income
June 23, 2016	July 5, 2016	July 26, 2016	$0.31	Ordinary income
March 24, 2016	April 4, 2016	April 26, 2016	$0.45	Ordinary income

Note 12 — Net Income (Loss) per Common Share

The table below presents basic and diluted net income (loss) per share of common stock using the two-class method for the three and six months ended June 30, 2017 and June 30, 2016 (dollars, other than shares and per share amounts, in thousands):

	For the three months ended June 30, 2017	For the three months ended June 30, 2016	For the six months ended June 30, 2017	For the six months ended June 30, 2016
Numerator:
Net income (loss) attributable to common stockholders and participating securities for basic and diluted earnings per share	$20,684	$17,303	$40,926	$(19,001)
Less:
Dividends and undistributed earnings allocated to participating securities	62	98	163	225
Net income (loss) allocable to common stockholders — basic and diluted	$20,622	$17,205	$40,763	$(19,226)

Denominator:
Weighted average common shares outstanding for basic earnings per share	41,853,134	41,719,800	41,809,672	41,657,761
Weighted average common shares outstanding for diluted earnings per share	41,853,134	41,719,800	41,809,672	41,657,761
Basic earnings per common share	$0.49	$0.41	$0.97	$(0.46)
Diluted earnings per common share	$0.49	$0.41	$0.97	$(0.46)

For the three and six months ended June 30, 2017 and June 30, 2016, the Company excluded the effects of the warrants from the computation of diluted earnings per share since the average market value per share of the Company’s common stock was below the exercise price of the warrants.

Note 13 — Income Taxes

As a REIT, the Company is not subject to federal income tax to the extent that it makes qualifying distributions to its stockholders and satisfies on a continuing basis, through actual investment and operating results, the REIT requirements including certain asset, income and stock ownership tests.

Based on the Company’s analysis of any potential uncertain income tax positions, the Company concluded that it does not have any uncertain tax positions that meet the recognition or measurement criteria as of June 30, 2017.  The Company files U.S. federal and state income tax returns.  As of June 30, 2017, U.S. federal tax returns filed by the Company for 2015, 2014 and 2013 and state tax returns filed for 2015, 2014, 2013 and 2012 are open for examination pursuant to relevant statutes of limitation. In the event that the Company incurs income tax related interest and penalties, the Company’s policy is to classify them as a component of its provision for income taxes.

Deferred Tax Asset

As of June 30, 2017, the Company recorded a deferred tax asset of approximately $9.2 million relating to capital loss carryforward and temporary differences as a result of the timing of income recognition of certain investments held in the TRS. The capital loss carryforwards and temporary differences may only be recognized to the extent of capital gains. There is uncertainty as to the TRS ability to recognize capital gains in the future. As a result, the Company has concluded it is more likely than not the deferred tax asset will not be realized and has recorded a full valuation allowance.

Income Tax Provision

Subject to the limitation under the REIT asset test rules, the Company is permitted to own up to 100% of the stock of one or more TRS. Currently, the Company owns one TRS that is taxable as a corporation and is subject to federal, state and local income tax on its net income at the applicable corporate rates. The TRS, which was formed in Delaware on July 28, 2014, is a limited liability company and a wholly-owned subsidiary of the Company. During the three and six months ended June 30, 2017, the Company recorded a federal and state tax provision of approximately $2.1 million and approximately $3.2 million, respectively, which is recorded in "Income tax provision" in the Consolidated Statements of Operations.

Effective Tax Rate

The Company's effective tax rate differs from its combined federal and state income tax rate primarily due to the deduction of dividends distributions to be paid under Code Section 857(a).

Note 14 — Contingencies

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. Management is not aware of any material contingencies at June 30, 2017.

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

At June 30, 2017, our investment portfolio was comprised of approximately $859.3 million of Agency RMBS (including approximately $27.2 million of Agency RMBS Interest-Only Strips), approximately $1.3 billion of Agency CMBS (including approximately $6.3 million of Agency CMBS Interest-Only Strips), approximately $63.7 million of Non-Agency RMBS, approximately $298.2 million of Non-Agency CMBS, approximately $133.0 million of other securities, approximately $203.5 million of Residential Whole-Loans and approximately $64.9 million of Residential Bridge Loans.  In addition, we hold a controlling financial interest in a CMBS trust with a principal balance of $14.0 million, which resulted in the consolidation of the assets and liabilities of the trust.  As a result of the consolidation of the CMBS trust, our holdings included a $24.9 million securitized commercial loan.

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

As of June 30, 2017, we had entered into master repurchase agreements or MRAs with 27 counterparties. As of June 30, 2017, we had approximately $2.8 billion of borrowings outstanding under our repurchase agreements collateralized by approximately $3.1 billion of our investments.  We have approximately $1.5 billion of interest rate swaps to effectively fix the interest rate of our borrowings under our repurchase agreements; excluding net forward starting interest rate swaps of $832.0 million. As of June 30, 2017, our aggregate debt-to-equity ratio was approximately 6.3 to 1. The debt-to-equity ratio is not a comprehensive statement of overall investment portfolio leverage which is affected by any leverage embedded in TBAs and derivative instruments.

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

    Our Manager's global outlook for 2017, which late last year was in line with market expectations for both robust growth and improving inflation has proven more optimistic than fundamentals could support. The consensus transitioned from expectations for secular stagnation before the US election to global reflation afterward, to a more moderate tone today focusing on central bank monetary policy normalization. We are still hopeful that the extraordinarily accommodative stance from central banks will continue to moderate, but believe it will be a particularly slow process and even slower than we expected earlier this year.

Global debt burdens are still higher than they were before the financial crisis and continue to serve as an impediment to greater growth. While the US growth and economic outlook remains positive, we are more cautious than we were at the start of the year based on weaker-than-expected manufacturing and housing data, and stubbornly low inflation. We do not expect a dramatic or sustained rise in interest rates over the near term.

Our current expectations are for ongoing slow but steady economic growth and moderate inflation, both in the U.S. and abroad. While there is less policy uncertainty, as it relates to the Federal Reserve’s holdings of Agency RMBS, we believe the sector is at risk for spread widening longer term. We believe that a balanced portfolio consisting of Agency CMBS, Agency RMBS and credit-sensitive investments continues to be appropriate. The fundamentals in the U.S. housing market remain strong. We continue to be constructive on the commercial real estate sector with a focus on single asset/single borrower transactions. Our Manager will continue to actively manage the portfolio and reallocate capital as it believes appropriate.

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

Our target assets are Agency CMBS, Agency RMBS (including TBAs), Non-Agency CMBS, Non-Agency RMBS, Residential and Commercial Whole-Loans, Residential and Commercial Bridge Loans, Risk Sharing Securities, Non U.S. CMBS

and ABS.  In 2017, we will continue to deploy our capital to our target assets to maximize returns while remaining opportunistic.  We do not have specific investment guidelines providing for precise minimum or maximum allocations to any sector other than those necessary for maintaining our qualification as a REIT and our exemption from the 1940 Act.  These regulatory limits restrict our ability to shift away from Agency securities and diversify the portfolio as certain MBS securities do not qualify as real estate assets. Accordingly, subject to these limits, allocations to various sectors may vary significantly with market constraints and our Manager’s investment views.  Our Manager has not and does not expect to purchase securities on our behalf with a view to selling them shortly after purchase.  However, in order to maximize returns and manage portfolio risk while remaining opportunistic, we may dispose of securities earlier than anticipated or hold securities longer than anticipated depending upon prevailing market conditions, credit performance, availability of leverage or other factors regarding a particular asset and/or our capital position.

As of June 30, 2017, the carrying value of our investment portfolio, excluding the securitized commercial loan from a consolidated VIE, was comprised of 44.4% of Agency CMBS, 29.4% of Agency RMBS, 10.2% of Non-Agency CMBS, 7.0% of Residential Whole-Loans, 4.6% of other securities, 2.2% of Non-Agency RMBS and 2.2% of Residential Bridge Loans.

Our Target Assets

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

We primarily finance our investments through repurchase agreements for which we pledge our assets. Our repurchase agreements have maturities generally ranging from one to three months, but in some cases longer. The amount borrowed under our repurchase agreements is a specified percentage of the asset’s fair value, which is dependent on the collateral type.  The portion of the pledged collateral held by the counterparty in excess of the amount borrowed under the repurchase agreement is the margin requirement for that borrowing.  Repurchase agreements involve the transfer of the pledged collateral to a counterparty at an agreed upon price in exchange for such counterparty’s simultaneous agreement to return the same security back to the borrower at a future date (i.e., the maturity of the borrowing). Under our repurchase agreements, we retain beneficial ownership of the pledged collateral, while the counterparty maintains custody of such collateral.  At the maturity of a repurchase financing, unless the repurchase financing is renewed with the same counterparty, we are required to repay the loan, including any accrued interest, and concurrently reacquire custody of the pledged collateral or, with the consent of the counterparty, we may renew the repurchase financing at the then prevailing market interest rate and terms

Volatility in the mortgage markets may create additional stress on the overall liquidity of the Company due to the long-term nature of its assets and the short-term nature of its liabilities.  In an instance of severe volatility, or where the additional stress on liquidity resulting from volatility is sustained over an extended period of time, the Company could be required to sell assets, possibly even at a loss, to generate sufficient liquidity to satisfy collateral and margin requirements which could have a material adverse effect on the Company’s financial position, results of operations and cash flows. Margin calls from counterparties are routinely experienced by us when the fair value of our existing pledged collateral declines as a result of principal amortization and prepayments or due to changes in market interest rates, spreads or other market conditions.  As a result, the counterparty will require that we pledge additional securities and/or cash as collateral to secure our borrowings under repurchase financing.  In certain circumstances, we also may make margin calls on our counterparties when collateral values increase.  As of June 30, 2017, we had $22.6 million of cash collateral held by our repurchase agreement counterparties and we have satisfied all of our margin calls.

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

Our Hedging Strategy

Subject to maintaining our qualification as a REIT for U.S. federal income tax purposes, we may pursue various economic hedging strategies in an effort to reduce our exposure to adverse changes in interest rates and, to a more limited extent, foreign currency. There is no guarantee that we will engage in any level of hedging activity or that the intended hedges will effectively reduce our interest rate exposure. The U.S. federal income tax rules applicable to REITs may require us to implement certain of these techniques through a domestic TRS that is subject to federal, state and local corporate income taxation.

Our hedging activity varies in scope based on the level and volatility of interest rates, the type of assets held, including currency denomination and other changing market conditions.  The majority of swaps we entered into are designed to mitigate the effects of increases in interest rates under a portion of our repurchase agreements.  These swaps generally provide for fixed interest rates indexed off of the London interbank offered rate, or LIBOR, and effectively fix the floating interest rates.  Notwithstanding the foregoing, in order to manage our hedge position with regard to our liabilities, we may enter into interest rate swaps which involve the receipt of fixed-rate amounts from counterparty in exchange for us making variable-rate payments over the life of the interest rate swap without exchange of the underlying notional amount.  We also enter into compression trades that enable us to terminate substantial amounts of swap contracts before they expire by their terms, when there has been substantial two-way (pay and receive) swap activity.  These “compression trades” reduce the number of interest rate swaps outstanding.  In addition to simplifying, our balance sheet, by reducing the number of interest rate swaps outstanding, we are frequently able to reduce the amount of margin required to carry such positions.

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

Mortgage-Backed Securities and Other Securities

Our mortgage-backed securities and other securities portfolio primarily consists of Agency RMBS, Non-Agency RMBS, Agency CMBS, Non-Agency CMBS, ABS and other real estate related assets, these investments are recorded in accordance with ASC 320, “Investments - Debt and Equity Securities”, ASC 325-40, “Beneficial Interests in Securitized Financial Assets” or ASC 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality”. We have chosen to make a fair value election pursuant to ASC 825, “Financial Instruments” for our mortgage-backed securities and other securities portfolio. Electing the fair value option allows us to record changes in fair value in the Consolidated Statements of Operations as a component of “Unrealized gain (loss), net”.

If we purchase securities with evidence of credit deterioration, we will analyze to determine if the guidance found in ASC 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” is applicable.

We evaluate securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis. The determination of whether a security is other-than-temporarily impaired involves judgments, estimates and assumptions based on subjective and objective factors. As a result, the timing and amount of an OTTI constitutes an accounting estimate that may change materially over time.

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

In January 2017, the CME amended its rulebooks to legally characterize variation margin payments and receipts for over-the-counter derivatives they clear as settlements of the derivatives' exposure rather than collateral against exposure. As a result of the change in legal characterization, effective January 1, 2017, variation margin is no longer classified as collateral in the Consolidated Balance Sheets in either "Due from counterparties" or "Due to counterparties", but rather a component of the respective "Derivative asset, at fair value" or "Derivative liability, at fair value" in the Consolidated Balance Sheets. The variation margin is now considered partial settlements of the derivative contract and will result in realized gains or losses which prior to January

1, 2017 were classified as unrealized gains or losses on derivatives. Prior to the CME rulebook change variation margin was included in financing activities in our Consolidated Statement of Cash Flows in either "Due from counterparties, net" or "Due to counterparties, net". Commencing in January 2017, cash postings for variation margin are included in operating activities in the Consolidated Statements of Cash Flows.

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

Accounting Standards Applicable to Emerging Growth Companies

The JOBS Act contains provisions that relax certain requirements for “emerging growth companies” for which we qualify. For as long as we are an emerging growth company, which may be up to five full fiscal years, unlike other public companies, we will not be required to: (i) comply with any new or revised financial accounting standards applicable to public companies until such standards are also applicable to private companies under Section 102(b)(1) of the JOBS Act; (ii) provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act; (iii) comply with any new requirements adopted by the PCAOB requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer; or (iv) comply with any new audit rules adopted by the PCAOB after April 5, 2012 unless the SEC determines otherwise.  We currently take advantage of some of these exemptions.  Our qualification for remaining an emerging growth company under the five full fiscal years expires on December 31, 2017.  However, we will no longer qualify for such exemption earlier than that date if our gross revenue for any year equals or exceeds $1.0 billion or more, we issue more than $1.0 billion in non-convertible debt during the three previous years, or if we are deemed to be a large accelerated filer. We have not elected to use the extended transition period for complying with any new or revised financial accounting standards.

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

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments (Topic 230)." The guidance is intended to reduce diversity in practice in how certain transactions are classified on the statement of cash flows. We are required to adopt the new guidance in the first quarter of 2018. Early adoption is permitted, provided that all of the amendments are adopted at the same time. We are currently assessing the impact of this guidance and do not expect it will have a material impact on our consolidated financial statements when adopted.

In November 2016, the FASB issued ASU 2016-18 "Statement of Cash Flows (Topic 230): Restricted Cash, a consensus of the FASB's Emerging Issues Task Force." The guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents as well as disclose information about the nature of the restrictions on its cash and cash equivalents. For public business entities, the guidance is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The guidance should be applied using a retrospective transition method to each period presented. We are currently assessing the impact that this guidance will have on our consolidated financial statements and do not believe it will have a material impact when adopted.

In January 2017, the FASB issued ASU 2017-01 "Business Combinations (Topic 805): Clarifying the Definition of a Business." The amendments in this update provide a screen to determine when an integrated set of assets and activities (collectively referred to as a “set”) is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired

(or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. If the screen is not met, the amendments in this update (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. For public business entities, the guidance is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The guidance should be applied prospectively on or after the effective date. We are currently assessing the impact that this guidance and do not believe it will have a material impact on our consolidated financial statements when adopted.

In May 2017, the FASB issued ASU 2017-09 "Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting." The amendments in this update provide guidance about which changes to the terms or conditions of a shared-based payment award require an entity to apply modification accounting in Topic 718. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The guidance should be applied prospectively to an award modified on or after the adoption date. The adoption of this guidance will not have a material impact on our financial statements. We are currently assessing the impact that this guidance, however the guidance when adopted will not have a material impact on the financial statements.

Investments

Our Current Investment Portfolio

The following table presents certain information about our investment portfolio at June 30, 2017 (dollars in thousands):

	Principal Balance	Unamortized Premium (Discount)	Discount Designated as Credit Reserve and OTTI	Amortized Cost	Unrealized Gain (Loss)	Fair Value	Net Weighted Average Coupon
Agency RMBS
20-Year mortgage
Coupon Rate:
3.50%	$32,607	$1,930	$—	$34,537	$(474)	$34,063	3.5%
4.00%	124,843	7,002	—	131,845	1,015	132,860	4.0%
	157,450	8,932	—	166,382	541	166,923	3.9%
30-Year mortgage
Coupon Rate:
3.00%	25,245	918	—	26,163	(957)	25,206	3.0%
4.00%	251,379	18,384	—	269,763	(3,201)	266,562	4.0%
4.50%	200,920	14,769	—	215,689	3,749	219,438	4.5%
5.00%	44,980	5,628	—	50,608	(449)	50,159	5.0%
5.50%	1,890	330	—	2,220	(125)	2,095	5.5%
6.00%	2,241	258	—	2,499	81	2,580	6.0%
	526,655	40,287	—	566,942	(902)	566,040	4.2%

40-Year mortgage	96,259	1,147	—	97,406	1,669	99,075	3.5%

Agency RMBS IOs and IIOs(2)	N/A	N/A	N/A	14,349	825	15,174	2.9%
Agency RMBS IOs and IIOs accounted for as derivatives (1)(2)	N/A	N/A	N/A	N/A	N/A	12,053	3.0%
	N/A	N/A	—	14,349	825	27,227	2.9%

Agency CMBS	1,285,278	(11,992)	—	1,273,286	14,487	1,287,773	2.9%

Agency CMBS IOs and IIOs accounted for as derivatives (1)(2)	N/A	N/A	N/A	N/A	N/A	6,317	0.6%
	1,285,278	(11,992)	—	1,273,286	14,487	1,294,090	2.6%
Subtotal Agency	2,065,642	38,374	—	2,118,365	16,620	2,153,355	3.1%

Non-Agency RMBS	82,966	(1,455)	(21,995)	59,516	4,143	63,659	3.0%

Non-Agency CMBS	397,837	(65,666)	(22,430)	309,741	(11,558)	298,183	4.8%
Subtotal Non-Agency	480,803	(67,121)	(44,425)	369,257	(7,415)	361,842	4.5%

Other securities(3)	102,514	5,529	(5,405)	125,712	7,324	133,036	7.0%

Residential Whole-Loans	198,784	524	—	199,308	4,232	203,540	4.5%
Residential Bridge Loans	64,597	315	—	64,912	N/A	N/A	9.7%
Securitized commercial loan	25,000	—	—	25,000	(125)	24,875	9.0%
Subtotal Loans	288,381	839	—	289,220	4,107	228,415	6.1%
Total	$2,937,340	$(22,379)	$(49,830)	$2,902,554	$20,636	$2,876,648	3.6%

(1) IOs and IIOs have no principal balances and bear interest based on a notional balance.  The notional balance is used solely to determine interest distributions on interest-only class of securities.  At June 30, 2017, the notional balance for Agency RMBS IOs and IIOs, Agency RMBS IOs and IIOs accounted for as derivatives, and Agency CMBS IOs and IIOs accounted for as derivatives was $165.9 million, $142.1 million and $203.6 million, respectively.
(2) Interest on these securities is reported as a component of "Gain (loss) on derivative instruments, net" in our Consolidated Statements of Operations.
(3) Other securities include residual interests in asset-backed securities which have no principal balance and an amortized cost of approximately $23.1 million.

The following table summarizes our MBS and other securities at fair value according to their estimated weighted average life classifications as of June 30, 2017 (dollars in thousands):

Weighted Average Life	Fair Value	Net Weighted Average Coupon(1)
Less than or equal to three years	$133,856	4.8%
Greater than three years and less than or equal to five years	381,912	3.4%
Greater than five years and less than or equal to 10 years	1,755,060	3.2%
Greater than 10 years	377,405	4.2%
Total	$2,648,233	3.4%

(1)	Net weighted average coupon as of June 30, 2017 is presented net of servicing and other fees.

Our Agency Portfolio

The following table summarizes certain characteristics of our Agency portfolio by issuer and investment category as of June 30, 2017 (dollars in thousands):

	Principal Balance	Amortized Cost	Fair Value	Net Weighted Average Coupon (1)
Agency RMBS 20-Year, 30-Year and 40-Year
Fannie Mae	$563,883	$600,895	$602,913	4.1%
Freddie Mac	216,481	229,835	229,125	3.9%
Total Agency RMBS 20-Year, 30-Year and 40-Year	780,364	830,730	832,038	4.1%
Agency RMBS IOs and IIOs (2)
Fannie Mae	N/A	4,895	5,539	3.1%
Freddie Mac	N/A	5,430	5,487	2.5%
Ginnie Mae	N/A	4,024	4,148	3.2%
Total Agency RMBS IOs and IIOs (2)	N/A	14,349	15,174	2.9%
Agency RMBS IOs and IIOs accounted for as derivatives(2)
Fannie Mae	N/A	N/A	8,979	2.6%
Freddie Mac	N/A	N/A	1,545	3.3%
Ginnie Mae	N/A	N/A	1,529	4.7%
Total Agency RMBS IOs and IIOs accounted for as derivatives (2)	N/A	N/A	12,053	3.0%
Total: Agency RMBS	780,364	845,079	859,265	3.8%

Agency CMBS
Fannie Mae	1,285,278	1,273,286	1,287,773	2.9%
Agency CMBS IOs and IIOs accounted for as derivatives (2)
Ginnie Mae	N/A	N/A	6,317	0.6%
Total: Agency CMBS	1,285,278	1,273,286	1,294,090	2.6%
Total	$2,065,642	$2,118,365	$2,153,355	3.1%

(1)	Net weighted average coupon as of June 30, 2017 is presented net of servicing and other fees.

(2)	IOs and IIOs have no principal balances and bear interest based on a notional balance. The notional balance is used solely to determine interest distributions on the interest-only class of securities.

The following table details the constant prepayment rates for our Agency portfolio as of June 30, 2017, based on our Manager’s estimates which are based on third party models, as adjusted by our Manager, and are updated quarterly on a prospective basis:

Constant Prepayment Rates	Low	High
Agency RMBS
20-Year mortgage	8.65%	14.22%
30-Year mortgage	7.34%	17.60%
40-Year mortgage	9.29%	9.29%
Agency RMBS IOs and IIOs	6.90%	23.17%
Agency RMBS IOs and IIOs accounted for as derivatives	6.75%	20.41%
Agency CMBS and Agency CMBS IOs and IIOs(1)	N/A	N/A
Agency CMBS IOs accounted for as derivatives(1)	N/A	N/A

(1)	CMBS generally include prepayment restrictions; therefore, there are no Constant Prepayment Rates available.

Our Non-Agency Portfolio

The following table presents the fair value and weighted average purchase price for each of our Non-agency RMBS categories, including IOs accounted for as derivatives, together with certain of their respective underlying loan collateral attributes and current performance metrics as of June 30, 2017 (fair value dollars in thousands):

		Weighted Average
Category	Fair Value	Purchase Price	Life (Years)	Original LTV	Original FICO	60+ Day Delinquent	6-Month CPR
Alt-A	$55,124	$77.80	5.2	74.8%	708	19.2%	13.9%
Subprime	8,535	58.57	8.3	77.4%	598	17.9%	6.9%
Total	$63,659	$75.22	5.6	75.2%	693	19.1%	13.0%

The following table presents certain characteristics of our Non-Agency CMBS portfolio as of June 30, 2017 (dollars in thousands):

		Principal		Weighted Average
Type	Vintage	Balance	Fair Value	Life (Years)	Original LTV
Conduit:
	2006-2009	$184,692	$157,436	3.2	71.7%
	2010-2016	177,245	110,047	8.1	64.0%
		361,937	267,483	5.2	68.5%
Single Asset:
	2010-2016	35,900	30,700	5.9	60.4%
Total		$397,837	$298,183	5.3	67.7%

The following table summarizes the credit ratings of our Non-agency RMBS, Non-agency CMBS and other securities, based on fair value, as of June 30, 2017:

	Percentage
Credit Rating (1)	Non-Agency RMBS	Non-Agency CMBS	Other Securities
B	6.0%	—%	—%
B-	4.7%	—%	—%
Below B	34.1%	77.5%	—%
Not Rated	55.2%	22.5%	100.0%
Total	100.0%	100.0%	100.0%

(1)
For securities for which one or two ratings are obtained, the lower rating is used. For securities for which three ratings are obtained, the middle rating is used. Ratings are obtained either from S&P or other rating agencies, stated in terms of the S&P equivalent.

The following table details information for our Non-Agency and other securities portfolio as of June 30, 2017, based on our Manager’s estimates which are based on third party models, as adjusted by our Manager, and are updated quarterly on a prospective basis:

	Cumulative Default		Cumulative Severity		Cumulative 5-Year CRR (1)
	Low	High	Low	High	Low	High
Non-Agency RMBS	1.00%	40.99%	28.11%	83.35%	3.09%	14.72%
Other securities	—%	1.50%	—%	100.00%	7.74%	10.21%

(1)	Conditional Repayment Rate

The mortgages underlying our Non-Agency RMBS and Non-Agency CMBS are located in various states across the United States and other countries. The following table presents the five largest concentrations by location for the mortgages collateralizing our Non-Agency RMBS and Non-Agency CMBS as of June 30, 2017, based on fair value (dollars in thousands):

	Non-Agency RMBS			Non-Agency CMBS
	Concentration	Fair Value		Concentration	Fair Value
California	35.2%	$22,404	New York	11.4%	$34,037
Florida	10.4%	6,630	California	10.0%	29,906
Virginia	9.5%	6,046	Florida	7.2%	21,439
New York	9.3%	5,902	Illinois	6.8%	20,294
Maryland	4.5%	2,872	Texas	4.8%	14,194

Our Whole-Loan Portfolio

Residential Whole-Loans

Our Residential Whole-Loans are comprised of non-qualifying, mostly adjustable rate mortgages with low LTVs generally up to 80%.  The following table presents certain information about our Residential Whole-Loans investment portfolio at June 30, 2017 (dollars in thousands):

			Weighted Average
Current Coupon Rate	Number of Loans	Principal Balance	Original LTV	Original FICO Score(1)	Expected Life (years)	Contractual Maturity (years)	Coupon Rate
3.01 – 4.00%	118	$49,482	55.1%	748	1.6	28.1	3.9%
4.01 – 5.00%	229	87,739	55.4%	729	1.4	26.6	4.4%
5.01 – 6.00%	155	58,065	57.0%	720	1.5	26.7	5.1%
6.01 – 7.00%	6	3,498	72.4%	732	1.4	21.7	6.4%
Total	508	$198,784	56.1%	732	1.5	26.9	4.5%

(1)	The original FICO score is not available for 144 loans with a principal balance of approximately $59.2 million at June 30, 2017. We have excluded those loans from the weighted average computation.

Residential Bridge Loans

Our Residential Bridge Loans are comprised of short-term fixed rate mortgages with low LTVs generally up to 80%. The following table presents certain information about our Residential Bridge Loans investment portfolio at June 30, 2017 (dollars in thousands):

					Weighted Average
Current Coupon Rate	Number of Loans	Principal Balance	Unamortized Premium	Carrying Value	Original LTV	Original FICO Score(1)	Contractual Maturity (months)	Coupon Rate
8.01 – 9.00%	43	$18,018	$98	$18,116	72.3%	719	16.4	8.9%
9.01 – 10.00%	93	33,444	177	33,621	74.2%	675	8.9	9.6%
10.01 – 11.0%	46	11,935	40	11,975	73.8%	645	6.7	10.7%
11.01 - 12.0%	1	1,200	—	1,200	64.0%	719	5.1	11.3%
Total	183	$64,597	$315	$64,912	73.4%	683	10.5	9.7%

(1)	The original FICO score is not available for 20 loans with a principal balance of approximately $6.9 million at June 30, 2017. We have excluded these loans from the weighted average computations.

The following table presents the U.S. states in which the collateral securing our Residential Whole-Loans and Residential Bridge Loans at June 30, 2017, based on principal balance, is located (dollars in thousands):

	State Concentration	Principal Balance
California	66.0%	$174,041
New York	14.5%	38,146
Florida	6.6%	17,429
Washington	4.6%	12,092
Massachusetts	3.6%	9,521
Other	4.7%	12,152
Total	100.0%	$263,381

All of our Residential Whole-Loans were performing as of June 30, 2017. There were 2 Residential Bridge Loans of the 183 that were over 90-days past due with a current unpaid principal balance of approximately $355 thousand as of June 30, 2017 . These nonperforming Residential Bridge Loans represent approximately 0.5% of the total outstanding bridge loans. No allowance and provision for credit losses was recorded as of and for the three months ended June 30, 2017 on bridge loans since full recovery of the principal and interest is expected.

Investment Activity

The following table presents our investment portfolio activity for the three and six months ended June 30, 2017 and June 30, 2016 (dollars in thousands):

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
	Purchases	Principal Payments and Basis Recovery	Proceeds from Sales	Purchases	Principal Payments and Basis Recovery	Proceeds from Sales
Agency RMBS and Agency RMBS IOs and IIOs	$133,469	$33,575	$317,374	$684	$58,303	$9,540
Non-Agency RMBS	—	3,035	—	5,378	19,146	22,639
Agency CMBS and Agency CMBS IOs and IIOs	164,662	1,690	—	—	1,469	3,645
Non-Agency CMBS	—	33,091	15,220	—	9,242	12,735
Other securities	12,000	147	—	—	269	—
Total MBS and other securities	310,131	71,538	332,594	6,062	88,429	48,559
Residential Whole-Loans	—	12,220	—	—	11,113	—
Residential Bridge Loans	36,067	4,256	—	—	—	—
Total Investments	$346,198	$88,014	$332,594	$6,062	$99,542	$48,559

(1)

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
	Purchases	Principal Payments and Basis Recovery	Proceeds from Sales	Purchases	Principal Payments and Basis Recovery	Proceeds from Sales
Agency RMBS and Agency RMBS IOs and IIOs	$338,272	$78,530	$867,725	$288,004	$101,745	$324,250
Non-Agency RMBS	—	8,067	246,006	10,796	34,214	105,440
Agency CMBS and Agency CMBS IOs and IIOs	911,390	2,617	—	—	2,515	10,421
Non-Agency CMBS	16,490	51,296	35,037	—	23,149	24,994
Other securities	81,001	319	22,946	700,836	1,765	750,226
Total MBS and other securities	1,347,153	140,829	1,171,714	999,636	163,388	1,215,331
Residential Whole-Loans	35,671	24,357	—	—	28,334	—
Residential Bridge Loans	73,990	8,969	—	—	—	—
Total Investments	$1,456,814	$174,155	$1,171,714	$999,636	$191,722	$1,215,331

The following table presents the vintage(1) of our investment portfolio at June 30, 2017:

	2001	2005	2006	2007	2011	2012	2013	2014	2015	2016	2017	Total
Agency RMBS
20-Year Mortgage	—%	—%	—%	—%	—%	0.9%	1.9%	2.8%	0.1%	—%	—%	5.7%
30-Year Mortgage	—%	—%	—%	—%	0.1%	3.3%	4.3%	5.7%	—%	1.3%	4.5%	19.2%
40-Year Mortgage	—%	—%	—%	—%	—%	—%	—%	—%	—%	3.4%	—%	3.4%
Agency RMBS IOs and IIOs	—%	—%	—%	—%	—%	0.2%	—%	0.2%	—%	0.1%	—%	0.5%
Agency RMBS IOs and IIOs, accounted for as derivatives	—%	—%	0.1%	—%	—%	0.3%	—%	—%	—%	—%	—%	0.4%
Agency CMBS	—%	—%	—%	—%	—%	—%	0.6%	—%	—%	14.0%	29.2%	43.8%
Agency CMBS IOs and IIOs, accounted for as derivatives	—%	—%	—%	—%	—%	—%	0.2%	—%	—%	—%	—%	0.2%
Non-Agency RMBS	—%	0.9%	0.9%	0.4%	—%	—%	—%	—%	—%	—%	—%	2.2%
Non-Agency CMBS	—%	—%	2.4%	2.9%	1.2%	0.2%	0.1%	0.4%	2.6%	0.3%	—%	10.1%
Other securities	0.3%	—%	—%	—%	—%	—%	—%	0.5%	0.5%	1.2%	2.1%	4.6%
Residential Whole-Loans	—%	—%	—%	—%	0.2%	0.3%	3.0%	1.3%	0.1%	2.0%	—%	6.9%
Residential Bridge Loans	—%	—%	—%	—%	—%	—%	—%	—%	0.2%	1.2%	0.8%	2.2%
Securitized commercial loan	—%	—%	—%	—%	—%	—%	—%	—%	—%	0.8%	—%	0.8%
Total	0.3%	0.9%	3.4%	3.3%	1.5%	5.2%	10.1%	10.9%	3.5%	24.3%	36.6%	100%
 (1) Based on carrying amount of the investments.

Financing Activity

We have entered into repurchase agreements to finance the vast majority of our investments.  These agreements are secured by our investments and bear interest at rates that have historically moved in close relationship to LIBOR.  The following table summarizes our repurchase agreements and the value of the collateral pledged as of June 30, 2017 and December 31, 2016 (dollars in thousands):

	June 30, 2017		December 31, 2016
Collateral	Repurchase Agreement Borrowings Outstanding	Value of Collateral Pledged	Repurchase Agreement Borrowings Outstanding	Value of Collateral Pledged
Agency RMBS, at fair value(1)	$1,030,440	$1,062,672	$1,427,674	$1,465,384
Agency CMBS, at fair value	1,226,008	1,291,072	56,365	61,200
Non-Agency RMBS, at fair value	48,908	63,646	218,712	308,165
Non-Agency CMBS, at fair value	215,841	298,183	255,656	358,919
Whole-Loans and securitized commercial loan(2)	226,983	282,382	161,181	205,702
Other securities, at fair value	53,426	102,951	36,056	67,762
Borrowings under repurchase agreements	$2,801,606	$3,100,906	$2,155,644	$2,467,132

(1) Includes approximately $202.9 million of repurchase agreement borrowings related to securities sold in June 2017 that was paid off when the sale settled in July 2017.
(2) Repurchase borrowings and collateral pledged attributed to Residential Whole-Loans, Residential Bridge Loans and securitized commercial loan owned through trust certificates.  The trust certificates are eliminated upon consolidation. The Residential Bridge Loans are carried at amortized cost since we did not elect the fair value option.

The following table presents our repurchase agreement borrowing activity, by type of collateral pledged, for the three and six months ended June 30, 2017 and June 30, 2016 (dollars in thousands):

	Three Months Ended June 30, 2017		Three Months Ended June 30, 2016
Collateral	Proceeds	Repayments	Proceeds	Repayments
Agency RMBS	$1,034,555	$839,652	$1,688,132	$1,732,606
Agency CMBS	1,442,397	1,149,846	50,832	54,141
Non-Agency RMBS	48,908	50,438	359,522	375,299
Non-Agency CMBS	323,568	347,358	392,099	411,377
Whole-Loans and securitized commercial loan(1)	610,075	596,601	645,496	654,551
Other securities	128,845	127,273	80,523	80,759
Total	$3,588,348	$3,111,168	$3,216,604	$3,308,733

(1)
Repurchase borrowings collateralized by Residential Whole-Loans, Residential Bridge Loans and securitized commercial loan owned through trust certificates.  The trust certificates are eliminated upon consolidation.

	Six Months Ended June 30, 2017		Six Months Ended June 30, 2016
Collateral	Proceeds	Repayments	Proceeds	Repayments
Agency RMBS	$2,554,667	$2,951,900	$3,911,837	$3,966,142
Agency CMBS	2,540,928	1,371,285	109,355	121,796
Non-Agency RMBS	205,932	375,736	816,986	917,572
Non-Agency CMBS	703,215	743,030	780,006	828,952
Whole-Loans and securitized commercial loan(1)	1,195,182	1,129,380	1,093,590	1,112,750
Other securities	264,781	247,411	280,590	320,530
Total	$7,464,705	$6,818,742	$6,992,364	$7,267,742

(1)
Repurchase borrowings collateralized by Residential Whole-Loans, Residential Bridge Loans and securitized commercial loan owned through trust certificates.  The trust certificates are eliminated upon consolidation.

At June 30, 2017, we had outstanding repurchase agreement borrowings with the following counterparties totaling approximately $2.8 billion:

(dollars in thousands) Repurchase Agreement Counterparties	Amount Outstanding	Percent of Total Amount Outstanding	Company Investments Held as Collateral(1)	Counterparty Rating(2)
Citigroup Global Markets Inc.	$598,279	21.4%	$628,673	A+
RBC Capital Markets LLC	422,315	15.1%	442,130	AA-
Merrill Lynch Pierce Fenner & Smith Inc.	324,218	11.6%	333,683	A+
TD Securities (USA) LLC	313,776	11.2%	326,813	AA-
Credit Suisse AG, Cayman Islands Branch	171,054	6.1%	213,551	A
KGS-Alpha Capital Markets, L.P.	165,848	5.9%	174,340	Unrated
Mizuho Securities USA Inc.	153,597	5.5%	161,466	A
RBC (Barbados) Trading Bank Corporation	135,167	4.8%	180,605	P-1
The Bank of Nova Scotia	122,084	4.4%	123,025	A+
BNP Paribas Securities Corporation	98,995	3.5%	103,537	A
Nomura Securities International, Inc.	73,317	2.6%	84,545	Unrated(3)
Credit Suisse Securities (USA) LLC	71,230	2.5%	133,361	A
Deutsche Bank AG	49,039	1.8%	62,742	A-
Jefferies & Company, Inc.	32,539	1.2%	34,129	BBB-
Goldman Sachs Bank USA	26,517	0.9%	34,964	A+
Morgan Stanley & Co. LLC	23,307	0.8%	36,583	A+
Royal Bank of Canada	20,324	0.7%	26,759	AA-
Total	$2,801,606	100.0%	$3,100,906

(1)
Company assets held as collateral includes Residential Whole-Loans, Residential Bridge Loans and securitized commercial loan owned through trust certificates with a fair value of $203.5 million, carrying value of $64.9 million and fair value of $13.9 million, respectively.

(2)
The counterparty ratings presented above are the long-term issuer credit ratings as rated at June 30, 2017 by S&P, except for RBC (Barbados) Trading Bank Corporation which is the short-term issuer credit rating by Moody’s at June 30, 2017.

(3)	Nomura Holdings, Inc., the parent company of Nomura Securities International, Inc., is rated A- by S&P at June 30, 2017.

At December 31, 2016, we had outstanding repurchase agreement borrowings with the following counterparties totaling approximately $2.2 billion:

(dollars in thousands) Repurchase Agreement Counterparties	Amount Outstanding(1)	Percent of Total Amount Outstanding	Fair Value of Company Investments Held as Collateral(1)	Counterparty Rating(2)
Merrill Lynch Pierce Fenner & Smith Inc.	$507,779	23.5%	$509,760	A+
RBC (Barbados) Trading Bank Corporation	174,937	8.0%	228,433	P-1
RBC Capital Markets LLC	161,986	7.5%	170,365	AA-
Credit Suisse AG, Cayman Islands Branch	154,391	7.2%	192,136	A
The Bank of Nova Scotia	148,531	6.9%	152,640	A+
Barclays Capital Inc.	145,416	6.7%	161,824	A-
TD Securities (USA) LLC	124,745	5.8%	130,847	AA-
BNP Paribas Securities Corporation	120,346	5.6%	126,815	A
Credit Suisse Securities (USA) LLC	92,547	4.3%	165,858	A
The Bank of New York Mellon	76,986	3.6%	79,704	A
Deutsche Bank AG	75,462	3.5%	94,054	BBB+
Deutsche Bank Securities LLC	74,729	3.5%	73,817	BBB+
KGS-Alpha Capital Markets, L.P.	74,384	3.5%	78,657	Unrated
Goldman Sachs Bank USA	70,085	3.3%	100,587	A+
Morgan Stanley & Co. LLC	56,410	2.6%	86,777	A+
Mizuho Securities USA Inc.	45,570	2.1%	50,114	A
Nomura Securities International, Inc.	35,746	1.7%	43,243	Unrated(3)
All other counterparties (4)	15,594	0.7%	21,501
Total	$2,155,644	100.0%	$2,467,132

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

We record the liability for MBS and other securities purchased, for which settlement has not taken place as an investment related payable.  As of June 30, 2017, we had investment related payables of $0.

The following table presents our repurchase agreement borrowings by type of collateral pledged as of June 30, 2017 and June 30, 2016, and the respective Cost of Funds on a GAAP and Non-GAAP basis for the periods then ended (dollars in thousands):

Collateral	Balance at June 30, 2017	Weighted Average Cost of Funds for the three months ended June 30, 2017	Weighted Average Cost of Funds for the six months ended June 30, 2017	Balance at June 30, 2016	Weighted Average Cost of Funds for the three months ended June 30, 2016	Weighted Average Cost of Funds for the six months ended June 30, 2016
Agency RMBS(1)	$1,030,440	1.14%	1.07%	$1,547,407	0.76%	0.75%
Agency CMBS	1,226,008	1.16%	1.11%	20,258	1.87%	1.86%
Non-Agency RMBS	48,908	2.70%	2.64%	279,591	2.22%	2.15%
Non-Agency CMBS	215,841	2.80%	2.73%	275,021	2.19%	2.11%
Whole-Loans and securitized commercial loan (2)	226,983	3.55%	3.46%	161,732	2.50%	2.55%
Other securities	53,426	3.34%	3.30%	26,710	2.58%	2.63%
GAAP - Effective Cost of Funds	$2,801,606	1.58%	1.55%	$2,310,719	1.27%	1.28%
Interest rate swaps	N/A	0.55%	0.88%	N/A	1.14%	1.27%
Non-GAAP - Effective Cost of Funds(3)	$2,801,606	2.18%	2.47%	$2,310,719	2.44%	2.59%

(1)	Includes approximately $202.9 million of repurchase agreement borrowings related to securities sold in June 2017 that was paid off when the sale settled in July 2017.

(2)
Repurchase borrowings collateralized by Residential Whole-Loans, Residential Bridge Loans and securitized commercial loan owned through trust certificates.  The trust certificates are eliminated upon consolidation.

(3)
The Non-GAAP effective cost of funds for the three and six months ended June 30, 2017 and June 30, 2016, is calculated on an annualized basis and include interest expense for the periods and net periodic interest payments on interest rate swaps, net of premium amortization on MAC swaps, of approximately $3.6 million, $10.6 million, $6.7 million and $15.2 million, respectively. While swaps are not accounted for using hedge accounting, such instruments are viewed by us as an economic hedge against increases in interest rates on our liabilities and are classified as hedges for U.S. federal income tax purposes in satisfying the REIT requirements.  See “Non-GAAP Financial Measures.”

The following table presents our average repurchase agreement borrowings, excluding unamortized debt issuance costs, by type of collateral pledged for the three and six months ended June 30, 2017 and June 30, 2016 (dollars in thousands):

Collateral	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Agency RMBS	$928,368	$1,577,380	$984,824	$1,536,494
Agency CMBS	1,084,614	21,688	856,693	24,731
Non-Agency RMBS	49,870	291,314	83,843	315,512
Non-Agency CMBS	230,910	292,807	236,546	301,512
Whole-Loans and securitized commercial loan(1)	225,271	164,267	209,431	171,378
Other securities	52,913	28,881	49,986	40,447
Total	$2,571,946	$2,376,337	$2,421,323	$2,390,074
Maximum borrowings during the period(2)	$2,801,606	$2,373,862	$2,801,606	$2,403,129

(1)
Repurchase agreement borrowings collateralized by Residential Whole-Loans, Residential Bridge Loans and securitized commercial loan owned through trust certificates.  The trust certificates are eliminated upon consolidation.

(2)	Amount represents the maximum borrowings at month-end during each of the respective periods.

Hedging Activity

To mitigate our exposure to the effects of increases in short-term interest rates in connection with our repurchase agreements, we may enter into interest rate swaps.  The interest rate swaps generally provide for fixed interest rates that are indexed off of LIBOR and are viewed by us to effectively fix the floating interest rates, on our repurchase agreements.  In managing our interest rate swap position in conjunction with our hedging strategy and potential tax implications, we may enter into variable-rate payment swaps which effectively act as an offset to fixed-rate payment swaps, forward starting swaps and interest rate swaptions. We also enter into compression trades that enable us to terminate substantial amounts of swap contracts before they expire by their terms, when there has been substantial two-way (pay and receive) swap activity. For the three months ended June 30, 2017, we entered into compression trades to terminate approximately $3.3 billion of fixed pay rate interest rate swaps and approximately $2.0 billion of variable pay rate interest rate swaps realizing a net loss on termination of approximately $155.8 million. These "compression trades" reduce the number of interest rate swaps outstanding.

As of June 30, 2017, we had approximately $1.5 billion of fixed pay rate interest rate swaps, excluding $832.0 million of forward starting fixed pay interest rate swaps (forward starting dates of 10.1 months).

Interest Rate Swaps

The following table presents information about our fixed pay rate interest rate swaps as of June 30, 2017 and December 31, 2016 (dollars in thousands):

	June 30, 2017					December 31, 2016
Remaining Interest Rate Swap Term	Notional Amount	Average Fixed Pay Rate	Average Floating Receive Rate	Average Maturity (Years)	Forward Starting(1)	Notional Amount	Average Fixed Pay Rate	Average Floating Receive Rate	Average Maturity (Years)	Forward Starting(1)
1 year or less	$105,900	0.8%	1.1%	0.3	—%	$105,900	0.8%	0.8%	0.8	—%
Greater than 1 year and less than 3 years	600,000	1.6%	1.2%	2.3	—%	993,000	1.2%	0.9%	1.4	88.1%
Greater than 3 years and less than 5 years	500,000	2.0%	1.2%	4.8	—%	1,861,700	1.9%	0.9%	3.9	36.5%
Greater than 5 years	1,103,500	2.5%	0.3%	10.9	75.4%	1,701,600	3.1%	0.9%	10.5	6.5%
Total	$2,309,400	2.1%	0.8%	6.8	36.0%	$4,662,200	2.1%	0.9%	5.7	35.7%

 (1) Represents the percentage of notional that is forward starting

There were no variable pay rate interest rate swaps as of June 30, 2017. The following table presents information about our variable pay rate interest rate swaps as of December 31, 2016 (dollars in thousands):

	December 31, 2016
Remaining Interest Rate swap Term	Notional Amount	Average Variable Pay Rate	Average Fixed Receive Rate	Average Maturity (Years)	Forward Starting (1)
Greater than 3 years and less than 5 years	$1,811,400	0.9%	1.4%	3.7	—%
Greater than 5 years	871,000	0.9%	2.2%	12.3	—%
Total	$2,682,400	0.9%	1.7%	6.5	—%

(1) Represents the percentage of notional that is forward starting

To-Be-Announced Securities

We purchased and sold TBAs during the six months ended June 30, 2017 and the year ended December 31, 2016. As of December 31, 2016, we had no contracts to purchase ("long position") or sell ("short position") TBAs on a forward basis. The following is a summary of our long and short TBA positions reported as of June 30, 2017, in "Derivative assets, at fair value" and "Derivative liability, at fair value" in our Consolidated Balance Sheets (dollars in thousands):

	June 30, 2017
	Notional Amount	Fair Value
Sale contracts, asset	$(652,300)	$2,450
TBA securities, asset	(652,300)	2,450
Purchase contracts, liability	652,300	(1,800)
TBA securities, liability	652,300	(1,800)
TBA securities, net	$—	$650

The following table presents additional information about our contracts to purchase and sell TBAs for the six months ended June 30, 2017 (dollars in thousands):

	Notional Amount		Settlement, Termination, Expiration or Exercise	Notional Amount
	December 31, 2016	Additions		June 30, 2017
Purchase of TBAs	$—	$3,451,900	$(2,799,600)	$652,300
Sale of TBAs	$—	$3,451,900	$(2,799,600)	$652,300

Options

The Company may enter into Options on U.S. Treasuries. As of June 30, 2017, the Company had a total long position options on U.S. Treasury Note with a notional value of $550.0 million and a fair value of $736 thousand and a total short position options on U.S. Treasury Note with a notional value of $550.0 million and a fair value of ($245 thousand). As of December 31, 2016, the Company had no open options.

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

Currency Swaps and Forwards

We have invested in and, in the future, may invest in additional assets which are denominated in a currency or currencies other than U.S. dollars.  Similarly, we have and may in the future, finance such assets in a currency or currencies other than U.S. dollars.  In order to mitigate the impact to us, we may enter into derivative financial instruments, including foreign currency swaps and foreign currency forwards, to manage fluctuations in the valuation between U.S. dollars and such foreign currencies.  Foreign currency swaps involve the payment of a foreign currency at fixed interest rate on a fixed notional amount and the receipt of U.S. dollars at a fixed interest rate on a fixed notional amount.  Foreign currency forwards provide for the payment of a fixed amount of a foreign currency in exchange for a fixed amount of U.S. dollars at a date certain in the future.  The following is a summary of our foreign currency forwards at June 30, 2017 and December 31, 2016 (dollars and euros in thousands):

	June 30, 2017					December 31, 2016
Derivative Type	Notional Amount	Notional (USD )	Maturity	Fair Value	Derivative Type	Notional Amount	Notional (USD)	Maturity	Fair Value
Buy EUR/Sell USD currency forward	€311	$342	August 2017	$14	Buy USD/Sell EUR currency forward	€710	$784	January 2017	$34
Buy EUR/Sell USD currency forward	€134	$148	August 2017	$6	Currency forwards, assets	€710	$784	n/a	$34
Buy EUR/Sell USD currency forward	€135	$152	August 2017	$2	Buy EUR/Sell USD currency forward	€673	$735	February 2017	$(23)
Currency forwards, assets	€580	$642	n/a	$22	Buy EUR/Sell USD currency forward	€710	$797	January 2017	$(46)
Currency forwards, liabilities	€—	$—	n/a	$—	Currency forwards, liabilities	€1,383	$1,532	n/a	$(69)
Total currency forwards	€580	$642	n/a	$22	Total currency forwards	€2,093	$2,316	n/a	$(35)

Results of Operations

Comparison of the three months ended June 30, 2017 to the three months ended June 30, 2016

General
For the three months ended June 30, 2017, we generated net income of $20.7 million or $0.49 per basic and diluted weighted common share compared to net income of $17.3 million or $0.41 per basic and diluted weighted common share for the three months ended June 30, 2016.  Our net income for the three months ended June 30, 2017, were impacted by the following, which are discussed in greater detail below. Although we had a larger average investment portfolio in 2017, we generated lower net interest income. This was a result of the repositioning our portfolio with slightly lower yielding assets that should provide greater book value stability. We reduced our exposure to Agency RMBS and Non-Agency RMBS investments and redeployed capital into Agency CMBS, Residential Whole-Loans and Residential Bridge Loans, realizing a loss on sale of investments in the second quarter of 2017. Our interest expense increased as a result of higher leverage and an increase in our average cost of funds in 2017. Offsetting the lower net interest income and loss on sale of investments was the appreciation across all of our asset classes resulting in a combined net unrealized gain in our investments and derivatives. In addition, we continue to find operating efficiencies further decreasing our general and administrative expenses.

Net Interest Income

The following table sets forth certain information regarding our net investment income for the three months ended June 30, 2017 and June 30, 2016 (dollars in thousands):

Period Ended	Average Amortized Cost of Assets	Total Interest Income	Yield on Average Assets	Average Balance of Borrowings	Total Interest Expense	Average Cost of Funds(1)	Net Interest Income	Net Interest Margin
Three months ended June 30, 2017
Agency RMBS	$977,294	$6,666	2.74%	$928,368	$2,642	1.14%	$4,024	1.65%
Agency CMBS	1,150,446	8,770	3.06%	1,084,614	3,132	1.16%	5,638	1.97%
Non-Agency RMBS	60,227	950	6.33%	49,870	336	2.70%	614	4.09%
Non-Agency CMBS	337,971	7,177	8.52%	230,910	1,614	2.80%	5,563	6.60%
Residential Whole-Loans	206,764	2,063	4.00%	169,505	1,394	3.30%	669	1.30%
Residential Bridge Loans	58,479	1,301	8.92%	48,958	543	4.45%	758	5.20%
Securitized commercial loan	25,000	568	9.11%	17,808	305	6.87%	263	4.22%
Other Securities	124,104	2,560	8.27%	52,913	441	3.34%	2,119	6.85%
Total	$2,940,285	$30,055	4.10%	$2,582,946	$10,407	1.62%	$19,648	2.68%

Three months ended June 30, 2016
Agency RMBS	$1,574,388	$9,385	2.40%	$1,577,380	$2,975	0.76%	$6,410	1.64%
Agency CMBS	18,760	305	6.54%	21,688	101	1.87%	204	4.37%
Non-Agency RMBS	402,311	7,647	7.65%	291,314	1,606	2.22%	6,041	6.04%
Non-Agency CMBS	426,006	8,236	7.78%	292,807	1,591	2.19%	6,645	6.27%
Residential Whole-Loans	194,595	1,826	3.77%	157,477	971	2.48%	855	1.77%
Securitized commercial loan	25,000	569	9.15%	17,790	298	6.74%	271	4.36%
Other Securities	49,976	1,252	10.07%	28,881	185	2.58%	1,067	8.59%
Total	$2,691,036	$29,220	4.37%	$2,387,337	$7,727	1.30%	$21,493	3.21%

(1) Average cost of funds does not include the interest expense related to our derivatives. In accordance with GAAP, such costs are included in "Gain (loss) on derivative instruments, net" in the Consolidated Statements of Operations.

For the three months ended June 30, 2017 and June 30, 2016, we earned interest income on our investments of approximately $30.1 million and $29.2 million, respectively, and incurred interest expense, which primarily related to our borrowings under repurchase agreements of approximately $10.4 million and $7.7 million, respectively.  While our yield on average assets for the three months ended June 30, 2017 decreased to 4.10% from 4.37% for the three months ended June 30, 2016, our interest income increased. The increase was primarily the result of a larger average investment portfolio in the second quarter of 2017. The decrease in the average yield on our investments was a result of the repositioning of our investments from Agency RMBS and Non-Agency RMBS to Agency CMBS and credit-sensitive investments, which were slightly low yielding assets. We believe these investments will provide greater book value stability.

The reduction of our exposure from Agency RMBS to Agency CMBS was based on the expectation of continued interest rate volatility coupled with the anticipation of the Federal Reserve reducing its balance sheet, resulting in continued spread widening for Agency RMBS securities. Agency CMBS are not held on the Federal Reserve's balance sheet and would not be subject to technical pressures that Agency RMBS may experience. Unlike our Agency RMBS, our Agency CMBS are not subject to prepayment risk. We also reduced our exposure to Non-Agency RMBS, IO's and IIO's, which recovered their anticipated value, in a further effort to reduce volatility in our book value. Our higher borrowing costs for the three months ended June 30, 2017 were a result of: (i) the increase in interest rates, (ii) increased interest costs associated with financing our credit-sensitive investments, which generally have higher interest rates than repurchase agreements on Agency RMBS and Agency CMBS, and (iii) higher average repurchase agreement borrowings.  Our average borrowings increased from $2.4 billion for the three months ended June 30, 2016 to $2.6 billion for the three months ended June 30, 2017 and our the average cost of funds for the same period increased from 1.30% for the three months ended June 30, 2016 to 1.62% for the three months ended June 30, 2017, respectively.  As a result of the movements in interest income and interest expense discussed above, our net interest margin decreased to 2.68% for the three months ended June 30, 2017 from 3.21% for the three months ended June 30, 2016.

Other income (loss), net

Realized gain (loss) on investments

Our Manager regularly reviews the characteristics of our portfolio and may make changes to our portfolio in order to adjust such portfolio characteristics in response to and/or anticipation of changing market conditions in an effort to achieve the appropriate risk reward ratio.  Accordingly, due to changes in market conditions or expected changes in market conditions, we repositioned our portfolio and sold Agency RMBS and redeployed our capital into Agency CMBS and credit sensitive investments.

The following table presents the sales and realized gains (loss) of our investments for each of the three months ended June 30, 2017 and June 30, 2016 (dollars in thousands):

	For the three months ended June 30, 2017				For the three months ended June 30, 2016
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Agency RMBS (1)	$314,800	$848	$(3,725)	$(2,877)	$5,122	$—	$(475)	$(475)
Agency CMBS	—	—	—	—	3,645	9	—	9
Non-Agency RMBS	—	—	—	—	22,639	575	(315)	260
Non-Agency CMBS	15,220	730	(341)	389	12,735	—	(146)	(146)
Total	$330,020	$1,578	$(4,066)	$(2,488)	$44,141	$584	$(936)	$(352)

(1)	Excludes Interest-Only Strips, accounted for as derivatives.

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

The following table presents the other-than-temporary impairments we recorded on our securities portfolio for the three months ended June 30, 2017 and June 30, 2016 (dollars in thousands):

	Three months ended June 30, 2017	Three months ended June 30, 2016
Agency RMBS	$161	$297
Non-Agency RMBS	—	2,312
Non-Agency CMBS	5,980	2,754
Other securities	438	993
Total	$6,579	$6,356

Unrealized gain (loss), net

Our investments and securitized debt, for which we have elected the fair value option are recorded at fair value with the periodic changes in fair value being recorded in earnings.  The change in unrealized gain (loss) is directly attributable to changes in market pricing on the underlying investments and securitized debt during the period.  We completed the reposition of our investment portfolio in the second quarter of 2017. The increase in unrealized gains was a result of overall spread tightening across all of our investments, especially our credit sensitive investments.

The following table presents the net unrealized gains (losses) we recorded on our investments and securitized debt for the three months ended June 30, 2017 and June 30, 2016 (dollars in thousands):

	Three months ended June 30, 2017	Three months ended June 30, 2016
Agency RMBS	$7,622	$11,567
Agency CMBS	10,924	391
Non-Agency RMBS	1,993	8,312
Non-Agency CMBS	7,706	(578)
Whole-Loans	628	50
Other securities	6,309	1,774
Securitized debt	(165)	(6)
Total	$35,017	$21,510

Gain (loss) on derivatives, net

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

In April 2017, we restructured our interest rate swaps effectively terminating fixed-pay interest rate swaps with a notional value of approximately $3.2 billion and variable-pay interest rate swaps with a notional value of approximately $2.0 billion to reduce hedging costs. The effects of the terminations is reflected in the table below for three months ended June 30, 2017 in interest rate swaps Other Settlements/ Expiration and Mark to Market.

The following tables present the components of gain (loss) on derivatives for the three months ended June 30, 2017 and June 30, 2016 (dollars in thousands):

	Realized Gain (Loss), net
Description	Other Settlements / Expirations	Variation Margin Settlement	Mark-to-Market	Return (Recovery) of Basis	Contractual interest income (expense), net(1)	Total
Three months ended June 30, 2017
Interest rate swaps	$(154,304)	$(21,504)	$160,596	$117	$(3,673)	$(18,768)
Agency and Non-Agency Interest-Only Strips— accounted for as derivatives	432	—	164	(2,004)	2,372	964
Options	237	—	(413)	—	—	(176)
Futures contracts	(2,515)	—	545	—	—	(1,970)
Foreign currency forwards	3	—	29	—	—	32
Total return swaps	14	—	130	—	143	287
TBAs	2,125	—	(1,049)	—	—	1,076
Total	$(154,008)	$(21,504)	$160,002	$(1,887)	$(1,158)	$(18,555)

Three months ended June 30, 2016
Interest rate swaps	$—	$—	$(17,023)	$167	$(6,910)	$(23,766)
Interest rate swaptions	(323)	—	322	—	—	(1)
Agency and Non-Agency Interest-Only Strips— accounted for as derivatives	(455)	—	(1,247)	(2,720)	3,464	(958)
Futures contracts	(907)	—	10,655	—	—	9,748
Foreign currency forwards	(165)	—	270	—	—	105
Foreign currency swaps	—	—	538	—	94	632
Total return swaps	7	—	(1,294)	—	307	(980)
TBAs	848	—	207	—	—	1,055
Total	$(995)	$—	$(7,572)	$(2,553)	$(3,045)	$(14,165)

(1)	Contractual interest income (expense), net on derivative instruments includes interest settlement paid or received.

Other, net

For the three months ended June 30, 2017 and June 30, 2016, "Other, net" was income of $222 thousand and $234 thousand, respectively. The balance is mainly comprised of miscellaneous net interest income (expense) on cash collateral for our derivative and repurchase agreements.

Expenses

Management Fee Expense

We incurred management fee expense of approximately $1.8 million and $2.6 million for the three months ended June 30, 2017 and June 30, 2016, respectively.  Pursuant to the terms of the Management Agreement, our Manager is paid a management fee equal to 1.5% per annum of our stockholders’ equity (as defined in the Management Agreement), calculated and payable (in cash) quarterly in arrears. The decrease was mainly a resulted of the restructuring of our interest rate swaps, which reduced the "Equity" base used to calculate the management fee. Pursuant to the terms of the agreement, unrealized gains and losses are excluded from the "Equity" base used to calculate the management fee. Upon termination of the interest rate swaps the accumulated unrealized losses, which were excluded, became realized thereby reducing the "Equity" base by approximately $155.8 million. In addition, the August 3, 2016 amendment to the Management Agreement that amended the definition of "Equity" as defined in the agreement. Under the new definition OTTI will reduce the "Equity" base used to calculate the management fee.

The management fees, expense reimbursements and the relationship between our Manager and us are discussed further in Note 9, “Related Party Transactions,” to the financial statements contained in this Quarterly Report on Form 10-Q.

Other Operating Expenses

We incurred other operating expenses of approximately $736 thousand and $183 thousand for the three months ended June 30, 2017 and June 30, 2016, respectively. Other operating cost is comprised of derivative transaction costs, custody and servicing fees. The increase was primarily a result of expenses related to derivative commissions and fees resulting from the restructuring of the interest rate swaps and loan servicing fees related to the bridge loans, which are a new target asset in 2017.

General and Administrative Expenses

We incurred general and administrative expenses of approximately $1.9 million and $2.3 million for the three months ended June 30, 2017 and June 30, 2016, respectively. The following describes the key components of general and administrative expenses.

Compensation Expense

Compensation expense marginally increased from approximately $649 thousand for the three months ended June 30, 2016 to approximately $664 thousand for the three months ended June 30, 2017. The increase was a result of the hiring of a new chief financial offer, which was offset by lower non-cash stock based compensation.

Professional Fees

Professional fees decreased to approximately $832 thousand for the three months ended June 30, 2017 from approximately $1.2 million for the three months ended June 30, 2016. The decrease was primarily related to the following: i) consulting fees attributable to the outsourced interim chief financial officer position prior to hiring a permanent replacement in June of 2016 , ii) higher 2016 audit fees, and iii) other one-time professional fees incurred in the first half of 2016.

Other general and administrative expenses

Other general and administrative was relatively flat quarter over quarter.

Comparison of the six months ended June 30, 2017 to the six months ended June 30, 2016.

General

For the six months ended June 30, 2017, we generated net income of $40.9 million or $0.97 per basic and diluted weighted common share compared to net loss of $19.0 million or $0.46 per basic and diluted weighted common share for the six months ended June 30, 2016.  Our net income for the six months ended June 30, 2017, were impacted by the following, which are discussed in greater detail below. Although we had a slightly larger average investment portfolio in 2017, we generated lower net interest income. This was a result of the repositioning our portfolio into investments into slightly lower yielding assets that should provide greater book value stability. We reduced our exposure to Agency RMBS and Non-Agency RMBS investments and redeployed capital into Agency CMBS, Residential Whole-Loans and Residential Bridge Loans, realizing a gain on sale of investments for the six months ended June 30, 2017. Our interest expense increased as a result of higher leverage and an increase in our average cost of funds in 2017. Offsetting the lower net interest income was the realized gains generated from the sale of investments and appreciation amongst most of our asset classes resulting in a combined net unrealized gains on our investments and derivatives. In addition, we continue to find operating efficiencies further decreasing our general and administrative expenses six months ended June 30, 2017.

Net Interest Income

The following table sets forth certain information regarding our net investment income for the six months ended June 30, 2017 and June 30, 2016 (dollars in thousands):

Period Ended	Average Amortized Cost of Assets	Total Interest Income	Yield on Average Assets	Average Balance of Borrowings	Total Interest Expense	Average Cost of Funds(1)	Net Interest Income	Net Interest Margin
6/30/2017
Agency RMBS	$1,010,650	$13,960	2.79%	$984,824	$5,214	1.07%	$8,746	1.75%
Agency CMBS	918,323	13,944	3.06%	856,693	4,726	1.11%	9,218	2.02%
Non-Agency RMBS	107,501	3,842	7.21%	83,843	1,098	2.64%	2,744	5.15%
Non-Agency CMBS	355,319	14,866	8.44%	236,546	3,203	2.73%	11,663	6.62%
Residential Whole-Loans	212,526	4,334	4.11%	172,485	2,807	3.28%	1,527	1.45%
Residential Bridge Loans	36,141	1,620	9.04%	30,146	672	4.50%	948	5.29%
Securitized commercial loan	25,000	1,131	9.12%	17,800	606	6.87%	525	4.23%
Other Securities	116,263	4,788	8.30%	49,986	818	3.30%	3,970	6.89%
Total	$2,781,723	$58,485	4.24%	$2,432,323	$19,144	1.59%	$39,341	2.85%

6/30/2016
Agency RMBS	$1,573,385	$18,203	2.33%	$1,536,494	$5,740	0.75%	$12,463	1.59%
Agency CMBS	20,656	664	6.46%	24,731	229	1.86%	435	4.23%
Non-Agency RMBS	435,720	15,589	7.20%	315,512	3,373	2.15%	12,216	5.64%
Non-Agency CMBS	436,632	16,808	7.84%	301,512	3,169	2.11%	13,639	6.28%
Residential Whole-Loans	205,689	3,692	3.61%	164,549	2,070	2.53%	1,622	1.59%
Residential Bridge Loans	—	—	—%	—	—	—%	—	—%
Securitized commercial loan	25,000	1,138	9.15%	17,829	597	6.73%	541	4.35%
Other Securities	76,878	2,744	7.18%	40,447	528	2.63%	2,216	5.80%
Total	$2,773,960	$58,838	4.27%	$2,401,074	$15,706	1.32%	$43,132	3.13%

For the six months ended June 30, 2017 and June 30, 2016, we earned interest income on our investments of approximately $58.5 million and $58.8 million, respectively, and incurred interest expense, which primarily related to our borrowings under repurchase agreements of approximately $19.1 million and $15.7 million, respectively. While our average portfolio was slightly larger, our yield on average assets for the six months ended June 30, 2017 decreased to 4.24% from 4.27% for the six months ended June 30, 2016, resulting in a decrease in interest income. The decrease in the average yield on our investments was a result of the repositioning of our investment from Agency RMBS and Non-Agency RMBS to Agency CMBS and credit-sensitive investments, which were slightly low yielding assets. We believe these investments will provide greater book value stability.

The reduction of our exposure from Agency RMBS to Agency CMBS was based on the expectation of continued interest rate volatility coupled with the anticipation of the Federal Reserve reducing its balance sheet, resulting in continued spread widening for Agency RMBS securities. Agency CMBS are not held on the Federal Reserve's balance sheet and would not be subject to technical pressures that Agency RMBS may experience. Unlike our Agency RMBS, our Agency CMBS are not subject to prepayment risk. We also reduced our exposure to Non-Agency RMBS, IO's and IIO's, which recovered their anticipated value, in a further effort to reduce volatility in our book value. Our higher borrowing costs for the six months ended June 30, 2017 were a result of: (i) the increase in interest rates, and (ii) increased interest costs associated with financing our credit-sensitive investments, which generally have higher interest rates than repurchase agreements on Agency RMBS and Agency CMBS, and (iii) higher average repurchase agreement borrowings.  Our average borrowings increased from $2.40 billion for the six months ended June 30, 2016 to $2.43 billion for the six months ended June 30, 2017, while the average cost of funds for the same periods increased from 1.32% for the six months ended June 30, 2016 to 1.59% for the six months ended June 30, 2017, respectively.  As a result of the movements in interest income and interest expense discussed above, our net interest margin decreased to 2.85% for the six months ended June 30, 2017 from 3.13% for the six months ended June 30, 2016.

Other income (loss), net

Realized gain (loss) on investments

The mortgage and structured securities markets remain dynamic and, at times, volatile markets.  Our Manager regularly reviews the characteristics of our portfolio and may make changes to our portfolio in order to adjust such portfolio characteristics in response to and/or anticipation of changing market conditions in an effort to achieve the appropriate risk reward ratio.  Accordingly, due to changes in market conditions or expected changes in market conditions, we repositioned our portfolio and sold Agency RMBS and Non-Agency RMBS in six months ended June 30, 2017 and redeployed our capital into Agency CMBS and credit sensitive investments.

The following table presents the sales and realized gains (loss) of our investments for the six months ended June 30, 2017 and June 30, 2016 (dollars in thousands):

	For the six months ended June 30, 2017				For the six months ended June 30, 2016
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Agency RMBS (1)	$865,151	$4,379	$(7,365)	$(2,986)	$315,602	$5,250	$(5,626)	$(376)
Agency CMBS	—	—	—	—	10,421	9	(55)	(46)
Non-Agency RMBS (1)	243,811	24,389	(2,242)	22,147	105,440	1,794	(4,559)	(2,765)
Non-Agency CMBS	35,037	736	(1,073)	(337)	24,994	—	(2,929)	(2,929)
Other securities	22,946	—	(54)	(54)	750,226	1,818	(2,109)	(291)
Total	$1,166,945	$29,504	$(10,734)	$18,770	$1,206,683	$8,871	$(15,278)	$(6,407)

(1)	Excludes Interest-Only Strips, accounted for as derivatives.

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

The following table presents the other-than-temporary impairments we recorded on our securities portfolio for the six months ended June 30, 2017 and June 30, 2016 (dollars in thousands):

	Six months ended June 30, 2017	Six months ended June 30, 2016
Agency RMBS	$660	$1,024
Non-Agency RMBS	—	7,229
Non-Agency CMBS	10,314	5,539
Other securities	1,702	3,361
Total	$12,676	$17,153

Unrealized gain (loss), net

Our investments and securitized debt, for which we have elected the fair value option are recorded at fair value with the periodic changes in fair value being recorded in earnings.  The change in unrealized gain (loss) is directly attributable to changes in market pricing on the underlying investments and securitized debt during the period.  We completed the reposition of our investment portfolio in the second quarter of 2017. The decrease in unrealized gains was attributable to the shift in asset allocation and agency spread widening in 2017 compared to six months ended June 30, 2016. .

The following table presents the net unrealized gains (losses) we recorded on our investments and securitized debt six months ended June 30, 2017 and June 30, 2016 (dollars in thousands):

	Six months ended June 30, 2017	Six months ended June 30, 2016
Agency RMBS	$6,397	$29,673
Agency CMBS	12,705	(627)
Non-Agency RMBS	(13,193)	17,906
Non-Agency CMBS	15,324	(15,944)
Whole-Loans	1,283	(729)
Other securities	7,647	1,421
Securitized debt	(286)	578
Total	$29,877	$32,278

Gain (loss) on derivatives, net

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

In April 2017, we restructured our interest rate swaps effectively terminating fixed-pay interest rate swaps with a notional value of approximately $3.2 billion and variable-pay interest rate swaps with a notional value of approximately $2.0 billion to reduce hedging costs. The effects of the terminations is reflected in the table below for six months ended June 30, 2017 in interest rate swaps Other Settlements/ Expiration and Mark to Market.

The following tables present the components of gain (loss) on derivatives for the six months ended June 30, 2017 and June 30, 2016 (dollars in thousands):

	Realized Gain (Loss), net
Description	Other Settlements / Expirations	Variation Margin Settlement	Mark-to-Market	Return (Recovery) of Basis	Contractual interest income (expense), net(1)	Total
Six months ended June 30, 2017
Interest rate swaps	$(150,555)	$(17,530)	$158,130	$286	$(10,898)	$(20,567)
Interest rate swaptions	(115)	—	—	—	—	(115)
Agency and Non-Agency Interest-Only Strips— accounted for as derivatives	526	—	(1,134)	(3,569)	4,413	236
Options	65	—	(611)	—	—	(546)
Futures contracts	(9,153)	—	2,416	—	—	(6,737)
Foreign currency forwards	(20)	—	58	—	—	38
Total return swaps	(500)	—	1,344	—	374	1,218
TBAs	2,571	—	650	—	—	3,221
Total	$(157,181)	$(17,530)	$160,853	$(3,283)	$(6,111)	$(23,252)

Six months ended June 30, 2016
Interest rate swaps	$(3,605)	$—	$(71,271)	$334	$(15,505)	$(90,047)
Interest rate swaptions	(1,035)	—	1,631	—	—	596
Agency and Non-Agency Interest-Only Strips— accounted for as derivatives	(155)	—	(4,926)	(6,103)	7,610	(3,574)
Options	4,756	—	—	—	—	4,756
Futures contracts	13,409	—	9,496	—	—	22,905
Foreign currency forwards	(193)	—	70	—	—	(123)
Foreign currency swaps	3,942	—	(4,031)	—	207	118
Total return swaps	15	—	(2,160)	—	528	(1,617)
TBAs	8,587	—	(936)	—	—	7,651
Total	$25,721	$—	$(72,127)	$(5,769)	$(7,160)	$(59,335)

(1)	Contractual interest income (expense), net on derivative instruments includes interest settlement paid or received.

Other, net

For the six months ended June 30, 2017 and June 30, 2016, "Other, net" was income of $625 thousand and a loss of $98 thousand, respectively, of which $2 thousand and $561 thousand was related to net foreign currency loss, respectively, and the balance comprised of miscellaneous net interest income (expense) on cash collateral for our derivative and repurchase agreements. Generally, our foreign currency denominated investments are financed with repurchase agreements in the same currency.  We recognize a gain or loss in foreign currency exchange, depending on the movement of the exchange rates during the period.

Expenses

Management Fee Expense

We incurred management fee expense of approximately $4.3 million and $5.3 million for the six months ended June 30, 2017 and June 30, 2016, respectively.  Pursuant to the terms of the Management Agreement, our Manager is paid a management fee equal to 1.5% per annum of our stockholders’ equity (as defined in the Management Agreement), calculated and payable (in cash) quarterly in arrears. The decrease is mainly a resulted of the restructuring of our interest rate swaps, which reduced the "Equity" base used to calculate the management fee. Pursuant to the terms of the agreement, unrealized gains and losses are excluded from the "Equity" base used to calculate the management fee. Upon termination of the interest rate swaps the accumulated unrealized losses, which were excluded became realized thereby reducing the "Equity" base by approximately $155.8 million. In addition, the August 3, 2016 amendment to the Management Agreement amended the definition of "Equity" as defined in the agreement. Under the new definition OTTI will reduce the equity base used to calculate the management fee.

The management fees, expense reimbursements and the relationship between our Manager and us are discussed further in Note 9, “Related Party Transactions,” to the financial statements contained in this Quarterly Report on Form 10-Q.

Other Operating Expenses

We incurred other operating expenses of approximately $1.2 million and $621 thousand for the six months ended June 30, 2017 and June 30, 2016, respectively. Other operating cost is comprised of derivative transaction costs, custody and servicing fees. The increase was primarily a result of expenses related to derivative commissions and fees resulting from the restructuring of the interest rate swaps and loan servicing fees related to the bridge loans, which are a new target asset in 2017.

General and Administrative Expenses

We incurred general and administrative expenses of approximately $3.9 million and $5.5 million for the six months ended June 30, 2017 and June 30, 2016, respectively. The following describes the key components of general and administrative expenses.

Compensation Expense

Compensation expense was relatively flat at approximately at $1.4 million for the six months ended June 30, 2016 and for the six months ended June 30, 2017.

Professional Fees

Professional fees decreased from approximately $3.2 million for the six months ended June 30, 2016 to approximately $1.7 million for the six month ended June 30, 2017. The decrease was primarily related to the following: i) consulting fees attributable to the outsourced interim chief financial officer position prior to hiring a permanent replacement in June of 2016 , ii) higher 2016 audit fees, and iii) other one-time professional fees incurred in the first half of 2016.

Other general and administrative expenses

Other general and administrative decreased from approximately $847 thousand for the six months ended June 30, 2016 to approximately $749 thousand for the six month ended June 30, 2017. The decrease was mainly attributable to a reduction in the cost of our D&O insurance policy.

Book Value Per Share

As of June 30, 2017 and December 31, 2016, our book value per common share was $10.64 and $10.27, respectively.

Non-GAAP Financial Measures

Total interest income including interest income on Agency and Non-Agency Interest-Only Strips classified as derivatives and Effective Cost of Funds (as defined below) for the three and six months ended June 30, 2017 and June 30, 2016, constitute a Non-GAAP financial measures within the meaning of Regulation G promulgated by the SEC.  We believe that the measures presented in this Quarterly Report on Form 10-Q, when considered together with U.S. GAAP financial measures, provide information that is useful to investors in understanding our borrowing costs and net interest income, as viewed by us.  An analysis of any Non-GAAP financial measure should be made in conjunction with results presented in accordance with GAAP.

For purposes of evaluating operating results, we believe it is useful to present investors with additional information pertaining to the net interest margin generated by our portfolio.  Net interest margin is gross interest income, adjusted for amortization/accretion of investment premium/discount, less interest expense or financing cost.  GAAP requires that certain of our Agency and Non-Agency Interest Only Strips be treated as derivatives and, accordingly, the interest income associated with these securities be included with "Gain (loss) on derivative instruments, net" in our Consolidated Statements of Operations. Accordingly, in order to determine the gross interest income generated by our IO and IIO securities which are classified as derivatives, we calculate the interest income on these securities as if they were not derivatives.  In addition, we include the net interest income on foreign currency swaps and total return swaps in Non-GAAP total interest income.

The following table sets forth certain information regarding our net investment income for the three and six months ended June 30, 2017 and June 30, 2016 (dollars in thousands):

Period Ended	Average Amortized Cost of Assets(1)	Total Interest Income(2)	Yield on Average Assets(1)	Average Balance of Borrowings	Total Interest Expense(3)	Average Effective Cost of Funds	Net Interest Income	Net Interest Margin
Three months ended June 30, 2017
Agency RMBS	$989,793	$6,971	2.82%	$928,368	$2,642	1.14%	$4,329	1.75%
Agency CMBS	1,158,561	8,833	3.06%	1,084,614	3,132	1.16%	5,701	1.97%
Non-Agency RMBS	60,227	951	6.33%	49,870	336	2.70%	615	4.10%
Non-Agency CMBS	337,971	7,177	8.52%	230,910	1,614	2.80%	5,563	6.60%
Residential Whole-Loans	206,764	2,063	4.00%	169,505	1,394	3.30%	669	1.30%
Residential Bridge Loans	58,479	1,301	8.92%	48,958	543	4.45%	758	5.20%
Securitized commercial loan	25,000	568	9.11%	17,808	305	6.87%	263	4.22%
Other Securities	124,104	2,559	8.27%	52,913	441	3.34%	2,118	6.85%
Total return swaps	4,326	143	13.26%	n/a	n/a	n/a	143	13.26%
Interest rate swaps	n/a	n/a	n/a	n/a	3,556	0.55%	(3,556)	(0.48)%
Total	$2,965,225	$30,566	4.13%	$2,582,946	$13,963	2.17%	$16,603	2.25%

Three months ended June 30, 2016
Agency RMBS	$1,607,471	$9,905	2.48%	$1,577,380	$2,975	0.76%	$6,930	1.73%
Agency CMBS	28,950	393	5.46%	21,688	101	1.87%	292	4.06%
Non-Agency RMBS	404,872	7,785	7.73%	291,314	1,606	2.22%	6,179	6.14%
Non-Agency CMBS	426,006	8,330	7.86%	292,807	1,591	2.19%	6,739	6.36%
Residential Whole-Loans	194,595	1,826	3.77%	157,477	971	2.48%	855	1.77%
Residential Bridge Loans	—	—	—%	—	—	—%	—	—%
Commercial Whole-Loans	25,000	569	9.15%	17,790	298	6.74%	271	4.36%
Other Securities	49,976	1,251	10.07%	28,881	185	2.58%	1,066	8.58%
Total return swaps	9,719	306	12.66%	n/a	n/a	n/a	306	12.66%
Interest rate swaps	n/a	n/a	n/a	n/a	6,743	1.14%	(6,743)	(0.99)%
Total	$2,746,589	30,365	4.45%	$2,387,337	$14,470	2.44%	$15,895	2.33%

Period Ended	Average Amortized Cost of Assets(1)	Total Interest Income(2)	Yield on Average Assets(1)	Average Balance of Borrowings	Total Interest Expense(3)	Average Effective Cost of Funds	Net Interest Income	Net Interest Margin
Six months ended June 30, 2017
Agency RMBS	$1,024,891	$14,645	2.88%	$984,824	$5,214	1.07%	$9,431	1.86%
Agency CMBS	926,904	14,064	3.06%	856,693	4,726	1.11%	9,338	2.03%
Non-Agency RMBS	107,986	3,881	7.25%	83,843	1,098	2.64%	2,783	5.20%
Non-Agency CMBS	355,319	14,866	8.44%	236,546	3,203	2.73%	11,663	6.62%
Residential Whole-Loans	212,526	4,334	4.11%	172,485	2,807	3.28%	1,527	1.45%
Residential Bridge Loans	36,141	1,620	9.04%	30,146	672	4.50%	948	5.29%
Securitized commercial loan	25,000	1,131	9.12%	17,800	606	6.87%	525	4.23%
Other Securities	116,263	4,788	8.30%	49,986	818	3.30%	3,970	6.89%
Total return swaps	5,504	374	13.67%	n/a	n/a	n/a	374	13.70%
Interest rate swaps	n/a	n/a	n/a	n/a	10,612	0.88%	(10,612)	(0.76)%
Total	$2,810,534	$59,703	4.28%	$2,432,323	$29,756	2.47%	$29,947	2.15%

Six months ended June 30, 2016
Agency RMBS	$1,613,310	$19,258	2.40%	$1,536,494	$5,740	0.75%	$13,518	1.69%
Agency CMBS	31,542	870	5.55%	24,731	229	1.86%	641	4.09%
Non-Agency RMBS	438,473	15,836	7.26%	315,512	3,373	2.15%	12,462	5.72%
Non-Agency CMBS	436,632	17,015	7.84%	301,512	3,169	2.11%	13,846	6.38%
Residential Whole-Loans	205,689	3,692	3.61%	164,549	2,070	2.53%	1,622	1.59%
Commercial Whole-Loans	25,000	1,138	9.15%	17,829	597	6.73%	541	4.35%
Other Securities	76,878	2,744	7.18%	40,447	528	2.63%	2,216	5.80%
Total return swaps	8,224	527	12.91%	n/a	n/a	n/a	528	12.91%
Interest rate swaps	n/a	n/a	n/a	n/a	15,171	1.27%	(15,171)	(1.08)%
Total	$2,835,748	61,080	4.33%	$2,401,074	$30,877	2.59%	$30,203	2.14%

(1)	Includes Agency and Non-Agency Interest-Only Strips accounted for as derivatives.

(2)	Refer to below table for components of interest income.

(3)	Includes the net amount paid, including accrued amounts and premium amortization for MAC interest rate swaps during the periods included in loss on derivative instruments for GAAP.

The following table reconciles total interest income to interest income including interest income on Agency and Non-Agency Interest-Only Strips classified as derivatives (Non-GAAP financial measure) for the three and six months ended June 30, 2017 and June 30, 2016:

(dollars in thousands)	Three months ended June 30, 2017	Three months ended June 30, 2016	Six months ended June 30, 2017	Six months ended June 30, 2016
Coupon interest income:
Agency RMBS	$10,305	$16,845	$21,627	$34,168
Agency CMBS	8,432	729	13,337	1,517
Non-Agency RMBS	558	8,745	3,911	18,523
Non-Agency CMBS	4,913	6,465	10,433	13,249
Residential Whole-Loans	2,356	2,320	4,877	4,783
Residential Bridge Loans	1,405	—	1,729	—
Securitized commercial loan	568	569	1,131	1,138
Other Securities	1,733	498	3,140	1,192
Subtotal coupon interest	30,270	36,171	60,185	74,570
Premium accretion, discount amortization and amortization of basis, net:
Agency RMBS	(3,639)	(7,460)	(7,667)	(15,965)
Agency CMBS	338	(424)	607	(853)
Non-Agency RMBS	392	(1,098)	(69)	(2,934)
Non-Agency CMBS	2,264	1,771	4,433	3,559
Residential Whole-Loans	(293)	(494)	(543)	(1,091)
Residential Bridge Loans	(104)	—	(109)	—
Securitized commercial loan	—	—	—	—
Other Securities	827	754	1,648	1,552
Subtotal accretion and amortization	(215)	(6,951)	(1,700)	(15,732)
Interest income	$30,055	$29,220	$58,485	$58,838
Contractual interest income, net of amortization of basis on Agency and Non-Agency Interest-Only Strips, classified as derivatives(1):
Coupon interest income	$2,372	$3,464	$4,413	$7,610
Amortization of basis (Non-GAAP Financial Measure)	(2,004)	(2,720)	(3,569)	(6,103)
Contractual interest income, net on Foreign currency swaps(1)	—	94	—	207
Total return swaps	143	307	374	528
Subtotal	511	1,145	1,218	2,242
Total interest income, including interest income on Agency and Non-Agency Interest-Only Strips, classified as derivatives and other derivative instruments - Non-GAAP Financial Measure	$30,566	$30,365	$59,703	$61,080

(1)	Reported in "Gain (loss) on derivative instruments, net" in our Consolidated Statements of Operations.

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

The following table reconciles the Effective Cost of Funds (Non-GAAP financial measure) with interest expense for the three and six months ended June 30, 2017 and June 30, 2016:

	Three months ended June 30, 2017		Three months ended June 30, 2016		Six months ended June 30, 2017		Six months ended June 30, 2016
(dollars in thousands)	Reconciliation	Cost of Funds/ Effective Borrowing Costs	Reconciliation	Cost of Funds/ Effective Borrowing Costs	Reconciliation	Cost of Funds/ Effective Borrowing Costs	Reconciliation	Cost of Funds/ Effective Borrowing Costs
Interest expense	$10,407	1.62%	$7,727	1.30%	$19,144	1.59%	$15,706	1.32%
Net interest paid - interest rate swaps	3,556	0.55%	6,743	1.14%	10,612	0.88%	15,171	1.27%
Effective Borrowing Costs	$13,963	2.17%	$14,470	2.44%	$29,756	2.47%	$30,877	2.59%
Weighted average borrowings	$2,582,946		$2,387,337		$2,432,323		$2,401,074

Core Earnings

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

The table below reconciles Net Income (Loss) to Core Earnings for the three and six months ended June 30, 2017 and June 30, 2016:

(dollars in thousands)	Three months ended June 30, 2017	Three months ended June 30, 2016	Six months ended June 30, 2017	Six months ended June 30, 2016
Net Income (loss) — GAAP	$20,684	$17,303	$40,926	$(19,001)
Provision for income tax	2,115	—	2,427	—
Net Income (loss) before provision for income tax	22,799	17,303	43,353	(19,001)

Adjustments:
Investments:
Unrealized (gain) loss on investments and securitized debt	(35,017)	(21,510)	(29,877)	(32,278)
Other than temporary impairment	6,579	6,356	12,676	17,153
Realized (gain) loss on sale of investments	2,488	352	(18,770)	6,407
Realized (gain) loss on foreign currency transactions	1	638	2	117
Unrealized (gain) loss on foreign currency transactions	—	(651)	—	444

Derivative Instruments:
Net realized (gain) loss on derivatives	175,512	995	174,711	(25,721)
Net unrealized (gain) loss on derivatives	(160,002)	7,572	(160,853)	72,127

Non-cash stock-based compensation expense	215	346	577	918
Total adjustments	(10,224)	(5,902)	(21,534)	39,167
Core Earnings — Non-GAAP Financial Measure	$12,575	$11,401	$21,819	$20,166

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

(dollars in thousands)	Three months ended June 30, 2017	Three months ended June 30, 2016	Six months ended June 30, 2017	Six months ended June 30, 2016
Net interest income including interest income on Interest-Only Strips accounted for as derivatives and interest income (expense), net incurred on interest rate swaps and foreign currency swaps (a Non-GAAP financial measure)	$16,603	$15,895	$29,947	$30,203
Total Expenses	(4,466)	(5,061)	(9,332)	(11,418)
Non-cash stock based compensation	215	346	577	918
Interest income on cash balances and other income (loss), net	223	221	627	463
Core Earnings (a Non-GAAP financial measure)	$12,575	$11,401	$21,819	$20,166

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

At June 30, 2017, our primary sources of cash consisted of borrowings under our repurchase agreements, principal repayments and net interest margin generated from our investment portfolio.

Borrowings Under Various Financing Arrangements

As of June 30, 2017, we had master repurchase agreements with 27 counterparties.  We had borrowings under repurchase agreements with 17 counterparties of approximately $2.8 billion at June 30, 2017.  The following tables present our repurchase agreement borrowings by type of collateral pledged, as of June 30, 2017 and June 30, 2016, and the respective effective cost of funds (Non-GAAP financial measure) for the three and six months ended June 30, 2017 and June 30, 2016, respectively.  See “Non-GAAP Financial Measures” (dollars in thousands):

	Three months ended June 30, 2017					Six months ended June 30, 2017
Collateral	Borrowings Outstanding	Value of Collateral Pledged (1)	Weighted Average Interest Rate end of period	Weighted Average Cost of Funds	Weighted Average Effective Cost of Funds (Non-GAAP)(2)	Weighted Average Cost of Funds	Weighted Average Effective Cost of Funds (Non-GAAP)(2)	Weighted Average Haircut end of period
Agency RMBS, at fair value(3)	$1,030,440	$1,062,672	1.23%	1.14%	1.14%	1.07%	1.07%	4.66%
Agency CMBS, at fair value	1,226,008	1,291,072	1.25%	1.16%	1.16%	1.11%	1.11%	5.24%
Non-Agency RMBS, at fair value	48,908	63,646	2.73%	2.70%	2.70%	2.64%	2.64%	23.29%
Non-Agency CMBS, at fair value	215,841	298,183	2.84%	2.80%	2.80%	2.73%	2.73%	29.29%
Residential Whole-Loans, at fair value(3)	165,554	203,540	3.33%	3.30%	3.30%	3.28%	3.28%	20.00%
Residential Bridge Loans(4)	54,621	64,912	4.19%	4.45%	4.45%	4.50%	4.50%	20.00%
Securitized commercial loan, at fair value(3)	6,808	13,930	3.21%	3.36%	3.36%	3.32%	3.32%	50.00%
Other securities, at fair value	53,426	102,951	2.59%	3.34%	3.34%	3.30%	3.30%	38.46%
Interest rate swaps	n/a	n/a	n/a	n/a	0.55%	n/a	0.88%	n/a
Total	$2,801,606	$3,100,906	1.60%	1.58%	2.18%	1.55%	2.47%	9.10%

(1)	Excludes approximately $22.6 million of cash collateral posted.

(2)
The effective cost of funds for the period presented is calculated on an annualized basis and includes interest expense for the period and net periodic interest payments on interest rate swaps, net of premium amortization on MAC swaps, of approximately $3.6 million and $10.6 million for the three and six months ended June 30, 2017.  While interest rate swaps are not accounted for using hedge accounting, such instruments are viewed by us as an economic hedge against increases in interest rates on our liabilities and are treated as hedges for purposes of satisfying the REIT requirements.  See “Non-GAAP Financial Measures”.

(3)	Includes approximately $202.9 million of repurchase agreement borrowings related to securities sold in June 2017 that was paid off when the sale settled in July 2017.

(4)	Repurchase agreement borrowings collateralized by Whole-Loans and securitized commercial loan owned through trust certificates. The trust certificates are eliminated upon consolidation.

	Three months ended June 30, 2016					Six months ended June 30, 2016
Collateral	Borrowings Outstanding	Fair Value of Collateral Pledged (1)	Weighted Average Interest Rate end of period	Weighted Average Cost of Funds	Weighted Average Effective Cost of Funds (Non-GAAP)(2)	Weighted Average Cost of Funds	Weighted Average Effective Cost of Funds (Non-GAAP)(2)	Weighted Average Haircut end of period
Agency RMBS	$1,547,407	$1,599,803	0.75%	0.76%	0.76%	0.75%	0.75%	4.34%
Agency CMBS	20,258	23,534	1.81%	1.87%	1.87%	1.86%	1.86%	24.35%
Non-Agency RMBS	279,591	415,307	2.17%	2.22%	2.22%	2.15%	2.15%	30.06%
Non-Agency CMBS(3)	275,021	381,594	2.25%	2.19%	2.19%	2.11%	2.11%	27.72%
Residential Whole-Loans(4)	154,942	189,696	2.45%	2.48%	2.48%	2.53%	2.53%	20.00%
Securitized commercial loan(4)	6,790	13,265	2.96%	2.96%	2.96%	2.97%	2.97%	50.00%
Other securities	26,710	49,265	2.71%	2.58%	2.58%	2.63%	2.63%	43.30%
Interest rate swaps	n/a	n/a	n/a	n/a	1.14%	n/a	1.27%	n/a
Total	$2,310,719	$2,672,464	1.25%	1.27%	2.44%	1.28%	2.59%	12.04%

(1)	Excludes approximately $30.7 million of cash collateral posted.

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

As of June 30, 2017, our repurchase agreements require collateral in excess of the loan amount, or haircuts, ranging from a low of 3.0% to a high of 5.0% for Agency RMBS, exclusive of IOs and IIOs for which the haircuts are as high as 20.0% and Agency CMBS haircuts range from a low of 5.0% to a high of 7.0%, exclusive of IOs and IIOs for which haircuts are as high as 25.0%. For Non-Agency RMBS haircuts range from a low of 20.0% to a high of 26.0% and Non-Agency CMBS haircuts range from a low of 15.0% to a high of 60.0%. Haircuts for Whole-Loans range from a low of 20.0% to a high of 50.0% and other securities range from a low of 22.5% to a high of 50.0%.  Declines in the value of our portfolio can trigger margin calls by our counterparties under our repurchase agreements.  Margin calls could adversely affect our liquidity. Our inability to post adequate collateral for a margin call by the counterparty could result in a condition of default under our repurchase agreements.  An event of default or termination event would give some of our counterparties the option to terminate all existing repurchase transactions with us and require any amount due to the counterparties by us to be payable immediately.  If this were to occur, we may be forced to sell assets under adverse market conditions or through foreclosure which may have a material adverse consequence on our business, financial position, our results of operations and cash flows.  During the six months ended June 30, 2017, we were able to satisfy margin calls using cash on hand, unlevered or underleveraged securities, cash from rehypothecation of securities received as incremental collateral and cash from our repurchase agreement borrowings.

Under the repurchase agreements, the respective counterparties, subject to the terms of the individual agreements, retain the right to determine the fair value of the underlying collateral.  A reduction in the value of pledged assets requires us to provide additional collateral or fund margin calls.  In addition, certain of the repurchase agreements may be terminated by our counterparties if we do not maintain certain equity and leverage metrics.  For our repurchase agreements with outstanding borrowings, we were in compliance with the terms of such financial tests as of June 30, 2017.

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

Cash Generated from Operations

For the six months ended June 30, 2017, net cash used by operating activities was approximately $2.9 million, this was primarily attributable to operating expenses, general and administrative expenses and margin settlements of interest rate swaps, which was partially offset by the net interest income we earned on our investments. For the six months ended June 30, 2016, net cash generated from operating activities was approximately $12.9 million, which was primarily attributable to the net interest income we earned on our investments less operating expenses, general and administrative expenses and realized gains/losses on termination of interest rate swaps.  The change period over period was mainly attributable to the settlement of interest rate swaps.

Cash Provided by and Used in Investing Activities

For the six months ended June 30, 2017, net cash used by investing activities was approximately $634.1 million. This was primarily attributable to our investment acquisitions, which was partially offset by proceeds from sales and receipts of principal payments on our investments. For the six months ended June 30, 2016, our investing activities increased our cash balance by approximately $355.0 million. This was primarily attributable to our proceeds from sales and receipt of principal payments on our investments, which was partially offset by our investment acquisitions.

Cash Provided by and Used in Financing Activities

For the six months ended June 30, 2017, net cash provided by financing activities was approximately $632.0 million. This was primarily attributable to higher weighted average borrowings on our investment portfolio and a decrease in cash collateral posted, partially offset by dividends paid on our common stock. For the six months ended June 30, 2016, our financing activities decreased our cash balance by approximately $358.8 million.  This was primarily attributable to a decrease in our net borrowings under repurchase agreements.

Other Potential Sources of Financing

We held cash of approximately $41.2 million and $33.9 million at June 30, 2017 and June 30, 2016, respectively.  Our primary sources of cash currently consist of repurchase facility borrowings, investment income, principal repayments on investments and the proceeds of any future securities offering, to the extent available in the capital markets.  In the future, we expect our primary sources of liquidity to consist of payments of principal and interest we receive on our portfolio assets, unused borrowing capacity under our financing sources and future issuances of equity and debt securities.

Contractual Obligations and Commitments

Our contractual obligations as of June 30, 2017 are as follows (dollars in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Borrowings under repurchase agreements	$2,801,606	—	—	—	$2,801,606
Total: GAAP Basis - Excluding TBA - long positions	2,801,606	—	—	—	2,801,606
TBA - long positions	683,406	—	—	—	683,406
Total: Non-GAAP Basis	$3,485,012	—	—	—	$3,485,012

(1)	The table above does not include amounts due under the Management Agreement (as defined herein) with our Manager, as those obligations do not have fixed and determinable payments.

Repurchase Agreements

As of June 30, 2017, we have an obligation for approximately $9.9 million in contractual interest payments related to our repurchase agreements through the respective maturity date of each repurchase agreement. In addition, at June 30, 2017, we had entered into repurchase agreement borrowings of approximately $150.2 million, which settled by July 3, 2017, with a weighted average interest rate of 1.35%, a weighted average contractual maturity of 31 days and secured by collateral of approximately $157.5 million. These borrowings are recorded as a liability in our Consolidated Balance Sheets when settled.

Securitized Debt

At June 30, 2017, we had securitized debt related to the consolidated VIEs, with a principal balance of $11.0 million (and a fair value of $10.9 million).  The securitized debt and related interest payments of the VIEs can only be settled with the securitized commercial loan that serve as collateral of the VIE and is non-recourse to us.

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

Off-Balance Sheet Arrangements

As of June 30, 2017, we held contracts to purchase (“long position”) and sell (“short position”) TBAs on a forward basis.  If a counterparty to one of the TBAs that we enter into defaults on its obligations, we may not receive payments or securities due under the TBA agreement, and thus, we may lose any unrealized gain associated with that TBA transaction.

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

As of June 30, 2017, 17 of the counterparties that we had outstanding repurchase agreement borrowings held collateral which we posted as security for such borrowings in excess of 5% of our Stockholders’ equity.  Prior to entering into a repurchase agreement with any particular institution, our Manager does a thorough review of such potential counterparty.  Such review, however, does not assure the creditworthiness of such counterparty nor that the financial wherewithal of the counterparty will not deteriorate in the future.

Interest Rate Risk

Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control. We are subject to interest rate risk in connection with our assets and our related financing obligations. In general, we expect to finance the acquisition of our assets through financings in the form of repurchase agreements, warehouse facilities, securitizations, resecuritizations, bank credit facilities (including term loans and revolving facilities) and public and private equity and debt issuances in addition to transaction or asset specific funding arrangements. Subject to maintaining our qualification as a REIT for U.S. federal income tax purposes, we may utilize derivative financial instruments to hedge the interest rate risk associated with our borrowings. These hedging activities may not be effective. We also may engage in a variety of interest rate management techniques that seek to mitigate changes in interest rates or other potential influences on the values of our assets.

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

The sensitivity analysis table presented below shows the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments, including interest rate swaps, Interest-Only Strips, and net interest income at June 30, 2017, assuming a static portfolio of assets. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our Manager’s expectations. The analysis presented utilizes our Manager’s assumptions, models and estimates, which are based on our Manager’s judgment and experience.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+1.00%	(13.10)%	(0.45)%
+0.50%	(3.10)%	(0.22)%
-0.50%	4.20%	0.16%
-1.00%	7.50%	0.41%

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

Certain assumptions have been made in connection with the calculation of the information set forth in the table above and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes.  The base interest rate scenario assumes interest rates at June 30, 2017.  The analysis presented utilizes assumptions and estimates based on our Manager’s judgment and experience.  Furthermore, while we generally expect to retain such assets and the associated interest rate risk, future purchases and sales of assets could materially change our interest rate risk profile.

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

Prepayment rates on Agency and Non-Agency CMBS, as well as Commercial Whole-Loans, are generally less volatile than residential mortgage assets as commercial mortgages usually limit the ability of the borrower to prepay the mortgage prior to maturity or a period shortly before maturity.  Accordingly, extension risk for Agency and Non-Agency CMBS and Commercial Whole-Loans is generally less than RMBS and Residential Whole-Loans as it presumed that other than defaults (i.e. involuntary prepayments), most commercial mortgages will remain outstanding for the contractual term of the mortgage.

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

As of June 30, 2017, we have entered into five master securities forward trading agreements, or MSFTAs, which may govern the trading of some or all TBA transactions.  Pursuant to the terms of these MSFTAs, we and our counterparties would be required to post margin to the other when the mark to market exposure of the TBA transactions executed under the agreement exceed certain thresholds.  We expect to continue to negotiate and enter into MSFTAs with additional TBA counterparties.  The margin provisions of the MSFTA help to mitigate, but do not eliminate, counterparty risk associated with TBA transactions.  If a counterparty to a TBA transaction cannot perform under the terms of the trade, we may not receive securities we have agreed to purchase or payment for securities we have agreed to sell, and thus, we may lose any unrealized gain associated with such transaction.

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

We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of June 30, 2017. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

No change occurred in our internal control over financial reporting (as defined in Rule13a-15(f) and Rule 15d-15(f) of the Exchange Act) during the three months ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  Legal Proceedings

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business.  As of June 30, 2017, the Company was not involved in any legal proceedings.

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

August 8, 2017

By:	/s/ LISA MEYER

Lisa Meyer
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

August 8, 2017