Form 10-Q
period 2017-09-30
Western Asset Mortgage Capital Corp
filed 2017-11-07
CIK 1465885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

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

As of November 7, 2017, there were 41,919,801 shares, par value $0.01, of the registrant’s common stock issued and outstanding.

Part I
ITEM I. Financial Statements

Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands—except share and per share data)
(Unaudited)

	September 30, 2017	December 31, 2016
Assets:
Cash and cash equivalents	$36,669	$46,172
Mortgage-backed securities and other securities, at fair value ($3,397,699 and $2,261,430 pledged as collateral, at fair value, respectively)	3,696,580	2,576,517
Residential Whole-Loans, at fair value ($191,439 and $192,136 pledged as collateral, at fair value, respectively)	191,439	192,136
Residential Bridge Loans ($54,912 and $0 pledged as collateral, respectively)	54,912	—
Securitized commercial loan, at fair value	24,952	24,225
Investment related receivable	9,551	33,600
Accrued interest receivable	13,025	18,812
Due from counterparties	88,932	243,585
Derivative assets, at fair value	5,011	20,571
Other assets	4,134	398
Total Assets (1)	$4,125,205	$3,156,016

Liabilities and Stockholders’ Equity:
Liabilities:
Borrowings under repurchase agreements, net	$3,336,256	$2,155,644
Securitized debt, at fair value	10,979	10,659
Accrued interest payable	4,859	16,041
Investment related payables	296,317	341,458
Due to counterparties	2,320	740
Derivative liability, at fair value	986	182,158
Accounts payable and accrued expenses	2,588	3,255
Payable to affiliate	1,920	2,584
Dividend payable	12,995	12,995
Total Liabilities (2)	3,669,220	2,725,534

Commitments and contingencies

Stockholders’ Equity:
Common stock: $0.01 par value, 500,000,000 shares authorized, 41,919,801 shares issued and outstanding, respectively	419	419
Preferred stock, $0.01 par value, 100,000,000 shares authorized and no shares outstanding	—	—
Additional paid-in capital	765,898	765,042
Retained earnings (accumulated deficit)	(310,332)	(334,979)
Total Stockholders’ Equity	455,985	430,482
Total Liabilities and Stockholders’ Equity	$4,125,205	$3,156,016
 See notes to unaudited consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Balance Sheets (Continued)
(in thousands—except share and per share data)
(Unaudited)

	September 30, 2017	December 31, 2016
(1) Assets of consolidated VIEs included in the total assets above:
Residential Whole-Loans, at fair value ($191,439 and $192,136 pledged as collateral, at fair value, respectively)	$191,439	$192,136
Residential Bridge Loans ($54,912 and $0 pledged as collateral, respectively)	54,912	—
Securitized commercial loan, at fair value	24,952	24,225
Investment related receivable	7,178	1,241
Accrued interest receivable	2,529	1,622
Total assets of consolidated VIEs	$281,010	$219,224

(2) Liabilities of consolidated VIEs included in the total liabilities above:
Securitized debt, at fair value	$10,979	$10,659
Accrued interest payable	82	85
Accounts payable and accrued expenses	157	2
Total liabilities of consolidated VIEs	$11,218	$10,746

See notes to unaudited consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Statements of Operations
(in thousands—except share and per share data)
(Unaudited)

	For the three months ended September 30, 2017	For the three months ended September 30, 2016	For the nine months ended September 30, 2017	For the nine months ended September 30, 2016
Net Interest Income
Interest income	$30,928	$29,154	$89,413	$87,992
Interest expense	12,363	7,685	31,507	23,391
Net Interest Income	18,565	21,469	57,906	64,601

Other Income (Loss)
Realized gain (loss) on sale of investments, net	1,830	1,439	20,600	(4,968)
Other than temporary impairment	(7,225)	(4,978)	(19,901)	(22,131)
Unrealized gain (loss), net	5,249	15,292	35,126	47,571
Gain (loss) on derivative instruments, net	7,217	6,121	(16,035)	(53,214)
Other, net	216	(60)	841	(158)
Other Income (Loss)	7,287	17,814	20,631	(32,900)

Expenses
Management fee to affiliate	1,853	2,604	6,159	7,945
Other operating expenses	702	188	1,855	809
General and administrative expenses:
Compensation expense	660	868	2,064	2,254
Professional fees	781	723	2,501	3,947
Other general and administrative expenses	244	379	993	1,226
Total general and administrative expenses	1,685	1,970	5,558	7,427
Total Expenses	4,240	4,762	13,572	16,181

Income before income taxes	21,612	34,521	64,965	15,520
Income tax provision (benefit)	(1,155)	2,239	1,272	2,239
Net income	$22,767	$32,282	$63,693	$13,281

Net income per Common Share — Basic	$0.54	$0.77	$1.52	$0.31
Net income per Common Share — Diluted	$0.54	$0.77	$1.52	$0.31
Dividends Declared per Share of Common Stock	$0.31	$0.31	$0.93	$1.07

See notes to unaudited consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands—except shares and share data)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)
	Shares	Par			Total
Balance at December 31, 2015	41,919,801	$419	$763,283	$(252,054)	$511,648
Vesting of restricted stock	—	—	1,699	—	1,699
Net loss	—	—	—	(25,015)	(25,015)
Dividends declared on common stock	—	—	60	(57,910)	(57,850)
Balance at December 31, 2016	41,919,801	$419	$765,042	$(334,979)	$430,482
Vesting of restricted stock	—	—	795	—	795
Net income	—	—	—	63,693	63,693
Dividends declared on common stock	—	—	61	(39,046)	(38,985)
Balance at September 30, 2017	41,919,801	$419	$765,898	$(310,332)	$455,985

See notes to unaudited consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows (in thousands)
(Unaudited)

	For the nine months ended September 30, 2017	For the nine months ended September 30, 2016
Cash flows from operating activities:
Net income	$63,693	$13,281
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Premium amortization and (discount accretion) on investments, net	(2,658)	2,355
Interest income earned added to principal of securities	(46)	(300)
Amortization of deferred financing costs	—	135
Restricted stock amortization	795	1,351
Interest payments and basis recovered on MAC interest rate swaps	358	491
Premium on purchase of Residential Whole-Loans	(354)	(573)
Premium on purchase of Residential Bridge Loans	(425)	—
Unrealized (gain) loss, net	(35,126)	(47,571)
Unrealized (gain) loss on derivative instruments, net	(156,098)	46,073
Other than temporary impairment	19,901	22,131
Realized (gain) loss on sale of securities, net	(20,600)	4,968
(Gain) loss on derivatives, net	156,655	(40,755)
(Gain) loss on foreign currency transactions, net	1	905
Changes in operating assets and liabilities:
Decrease (increase) in accrued interest receivable	5,787	(2,664)
Increase in other assets	(3,736)	(374)
Decrease in accrued interest payable	(11,182)	(2,120)
Increase (decrease) in accounts payable and accrued expenses	(667)	911
Decrease in payable to affiliate	(664)	(305)
Net cash provided by (used in) operating activities	15,634	(2,061)
Cash flows from investing activities:
Purchase of securities	(2,473,379)	(1,450,137)
Proceeds from sale of securities	1,189,824	1,295,969
Principal repayments and basis recovered on securities	187,157	252,076
Purchase of Residential Whole-Loans	(35,323)	(28,825)
Principal repayments on Residential Whole-Loans	32,287	39,597
Principal repayments on securitized commercial loan	59	—
Purchase of Residential Bridge Loans	(73,565)	—
Principal repayments on Residential Bridge Loans	16,251	—
Payment of premium for option derivatives	(14,995)	(17,951)
Premium received from option derivatives	13,721	22,707
Net settlements of TBAs	3,135	12,166
Proceeds from (Payments on) termination of futures, net	(9,230)	19,253
Proceeds from sale of interest rate swaptions	—	2,075
Premium for MAC interest rate swaps, net	—	465
Interest payments and basis recovered on MAC interest rate swaps	(358)	(491)
Due from counterparties	8,449	(9,719)
Proceeds from termination of foreign currency swaps	—	5,351
Payments on total return swaps, net	(552)	17
Premium for interest rate swaptions, net	(115)	—
Net cash (used in) provided by investing activities	(1,156,634)	142,553

Cash flows from financing activities:

Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Continued) (in thousands)
(Unaudited)

	For the nine months ended September 30, 2017	For the nine months ended September 30, 2016
Proceeds from repurchase agreement borrowings	13,054,995	10,675,773
Repayments of repurchase agreement borrowings	(11,874,382)	(10,738,416)
Proceeds from (repayment of) cash overdraft	—	(300)
Repayments of securitized debt	(26)	—
Proceeds from forward contracts	6,875	82,020
Repayments of forward contracts	(6,850)	(82,110)
Payments made for deferred financing costs	—	(58)
Due from counterparties, net	(11,709)	(11,116)
Due to counterparties, net	1,580	(3,903)
Dividends paid on common stock	(38,985)	(56,173)
Net cash provided by (used in) financing activities	1,131,498	(134,283)

Effect of exchange rate changes on cash and cash equivalents	(1)	45

Net increase (decrease) in cash and cash equivalents	(9,503)	6,254
Cash and cash equivalents beginning of period	46,172	24,711
Cash and cash equivalents end of period	$36,669	$30,965

Supplemental disclosure of operating cash flow information:
Interest paid	$30,010	$22,850
Income taxes paid	$4,966	$1,567
Supplemental disclosure of non-cash financing/investing activities:
Principal payments of securities, not settled	$16	$—
Securities sold, not settled	$—	$8,893
Securities purchased, not settled	$(293,959)	$—
Net unsettled TBAs	$(2)	$—
Dividends and distributions declared, not paid	$12,995	$12,995
Principal payments of Residential Whole-Loans, not settled	$4,580	$3,230
Principal payments of Residential Bridge Loans, not settled	$2,598	$—
Derivative collateral offset against derivatives	$(157,913)	$—
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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited financial statements and related notes have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial reporting in accordance with Article 10 of Regulation S-X and the instructions to Form 10-Q.  Certain prior period amounts have been reclassified to conform to the current period’s presentation. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary have been made to state fairly the Company’s financial position, results of operations and cash flows. The results of operations for the period ended September 30, 2017, are not necessarily indicative of the results to be expected for the full year or any future period. These consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission (“SEC”) on March 7, 2017.

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

Derivatives and Hedging Activities

Subject to maintaining its qualification as a REIT for U.S. federal income tax purposes, the Company utilizes derivative financial instruments, including interest rate swaps, interest rate swaptions, mortgage put options, currency forwards, futures contracts, TBAs and Agency and Non-Agency Interest-Only Strips to hedge the interest rate and currency risk associated with its portfolio and related borrowings. Derivatives, subject to REIT requirements, are used for hedging purposes rather than speculation.  The Company has also entered into a total return swap, which transfers the total return of the referenced security to the Company.  The Company determines the fair value of its derivative positions and obtains quotations from third parties, including the Chicago Mercantile Exchange or CME, to facilitate the process of determining such fair values. The Company does not necessarily seek to hedge all such risks. In addition, if the Company’s hedging activities do not achieve the desired results, reported earnings may be adversely affected.

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

The Company evaluates the terms and conditions of its holdings of Agency and Non-Agency Interest-Only Strips, interest rate swaptions, currency forwards, futures contracts and TBAs to determine if these instruments have the characteristics of an investment or should be considered a derivative under GAAP. In determining the classification of its holdings of Interest-Only Strips, the Company evaluates the securities to determine if the nature of the cash flows have been altered from that of the underlying mortgage collateral. Interest-Only Strips, for which the underlying mortgage collateral has been included into a structured security that alters the cash flows from the underlying mortgage collateral, are accounted for as derivatives. The carrying value of the Agency and Non-Agency Interest-Only Strips, accounted for as derivatives, is included in "Mortgage-backed securities and other securities, at fair value" in the Consolidated Balance Sheets. The carrying value of interest rate swaptions, currency forwards, futures contracts and TBAs is included in "Derivative assets, at fair value" or "Derivative liability, at fair value" in the Consolidated Balance Sheets. Interest earned or paid along with the change in fair value of these instruments accounted for as derivatives is recorded in "Gain (loss) on derivative instruments, net" in its Consolidated Statements of Operations.

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

The Company may create and elect to treat certain subsidiaries as Taxable REIT Subsidiaries ("TRS"). In general, a TRS may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business. A domestic TRS is subject to U.S. federal, state and local corporate income taxes, and for 2017 its value may not exceed 25% of the value of the Company; however, commencing in taxable year 2018 its value may not exceed 20% of the value of the Company. If the TRS generates net income it may declare dividends to the Company, which will be included in the Company’s taxable income and necessitate a distribution to its stockholders. Conversely, if the Company retains earnings at the TRS level, no distribution is required and it can increase book equity of the consolidated entity. As of September 30, 2017, the Company has a single wholly-owned subsidiary which it has elected to treat as a domestic TRS.

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

Recently adopted accounting pronouncements

Description	Adoption Date	Effect on Financial Statements

In March 2016, the FASB issued ASU 2016-9, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” This ASU is intended to simplify several aspects of accounting for share-based payments, including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows.
	First quarter 2017.	The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

Recently issued accounting pronouncements

Description	Effective Date	Effect on Financial Statements
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
First quarter 2018 and permits the use of either the full retrospective or modified retrospective method.
The Company's revenue is mainly derived from interest income on our investments and to a lesser extent gains on sales of investments, which are not impacted by this standard. Therefore, the adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements.

In January 2016, the FASB issued ASU 2016-1, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The guidance improves certain aspects of recognition, measurement, presentation, and disclosure of financial instruments.
First quarter 2018.
The standard does not change the guidance for classifying and measuring investments in debt securities and loans as well nonrecourse liabilities of consolidated collateralized financing entities. Therefore, the adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements when adopted.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This standard significantly changes how an entity will measure credit losses for most financial assets and certain other instruments that aren't measured at fair value through the income statement. The standard will replace the current "incurred loss" approach with an "expected loss" model for instruments measured at amortized cost. For available for sale debt securities, entities will be required to record an allowance rather than reduce the carrying amount, as is currently done under the other than temporary impairment model. It also simplifies the accounting model for purchased credit impaired debt securities and loans.
	First quarter 2020.	The Company is currently evaluating the impact the standard may have on its consolidated financial statements when adopted.

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments (Topic 230)." The guidance is intended to reduce diversity in practice in how certain transactions are classified on the statement of cash flows.
	First quarter 2018 and requires retrospective adoption.	The Company is evaluating the impact the standard may have on its Consolidated Statements of Cash Flows.

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
	First quarter 2018 and requires retrospective adoption.	The Company currently does not have restricted cash. Therefore, the adoption of this standard is not expected to have a material impact on its Consolidated Statements of Cash Flows.

In January 2017, the FASB issued ASU 2017-01 "Business Combinations (Topic 805): Clarifying the Definition of a Business." This ASU provides a more robust framework to use in determining when a set of assets and activities constitutes a business.
	First quarter 2020. The guidance should be applied prospectively on or after the effective date.	The Company does not believe the adoption of this standard will have a material impact on its consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09 "Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting." The amendments in this update provide guidance about which changes to the terms or conditions of a shared-based payment award require an entity to apply modification accounting in Topic 718.
	First quarter 2018.	The Company does not believe the adoption of this standard will have a material impact on its consolidated financial statements.

In July 2017, the FASB issued ASU 2017-11 "Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivative and Hedges (Topic 815): Part I - Accounting for Certain Financial Instruments with Down Round Features and Part II - Replacement of the Indefinite Deferral for Mandatory Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatory Redeemable Noncontrolling Interest with a Scope Exception". Part I of this update changes the classification analysis of certain financial instruments (such as warrants and convertible instruments) with down round features. Down round features are features of certain equity-linked financial instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. Entities that present earnings per share are required to recognize the effect of the down round feature when it is triggered. The amendments in Part II of this update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect.
	First quarter 2019.	The Company is evaluating the impact this standard may have on its consolidated financial statements.

Note 3 — Fair Value of Financial Instruments

The following tables present the Company’s financial instruments carried at fair value as of September 30, 2017 and December 31, 2016, based upon the valuation hierarchy (dollars in thousands):

	September 30, 2017
	Fair Value
	Level I	Level II	Level III	Total
Assets
Agency RMBS:
20-Year mortgage	$—	$159,278	$—	$159,278
30-Year mortgage	—	548,196	—	548,196
40-Year mortgage	—	387,095	—	387,095
Agency RMBS Interest-Only Strips	—	14,028	2,009	16,037
Agency RMBS Interest-Only Strips accounted for as derivatives, included in MBS	—	11,219	—	11,219
Agency CMBS	—	2,103,185	—	2,103,185
Agency CMBS Interest-Only Strips	—	30	—	30
Agency CMBS Interest-Only Strips accounted for as derivatives, included in MBS	—	6,016	—	6,016
Subtotal Agency MBS	—	3,229,047	2,009	3,231,056

Non-Agency RMBS	—	50,100	14,262	64,362
Non-Agency CMBS	—	278,511	—	278,511
Subtotal Non-Agency MBS	—	328,611	14,262	342,873

Other securities	—	113,181	9,470	122,651
Total mortgage-backed securities and other securities	—	3,670,839	25,741	3,696,580

Residential Whole-Loans	—	—	191,439	191,439
Securitized commercial loan	—	—	24,952	24,952
Derivative assets	375	4,636	—	5,011
Total Assets	$375	$3,675,475	$242,132	$3,917,982

Liabilities
Derivative liabilities	$128	$858	$—	$986
Securitized debt	—	—	10,979	10,979
Total Liabilities	$128	$858	$10,979	$11,965

	December 31, 2016
	Fair Value
	Level I	Level II	Level III	Total
Assets
Agency RMBS:
20-Year mortgage	$—	$498,470	$—	$498,470
30-Year mortgage	—	935,207	—	935,207
Agency RMBS Interest-Only Strips	—	19,790	—	19,790
Agency RMBS Interest-Only Strips accounted for as derivatives, included in MBS	—	16,503	—	16,503
Agency CMBS	—	290,605	73,059	363,664
Agency CMBS Interest-Only Strips	—	231	—	231
Agency CMBS Interest-Only Strips accounted for as derivatives, included in MBS	—	7,729	—	7,729
Subtotal Agency MBS	—	1,768,535	73,059	1,841,594

Non-Agency RMBS	—	240,422	619	241,041
Non-Agency RMBS Interest-Only Strips	—	—	64,116	64,116
Non-Agency RMBS Interest-Only Strips accounted for as derivatives, included in MBS	—	—	3,085	3,085
Non-Agency CMBS	—	351,163	7,756	358,919
Subtotal Non-Agency MBS	—	591,585	75,576	667,161

Other securities	—	36,406	31,356	67,762
Total mortgage-backed securities and other securities	—	2,396,526	179,991	2,576,517

Residential Whole-Loans	—	—	192,136	192,136
Securitized commercial loan	—	—	24,225	24,225
Derivative assets	71	20,500	—	20,571
Total Assets	$71	$2,417,026	$396,352	$2,813,449

Liabilities
Derivative liabilities	$2,487	$177,998	$1,673	$182,158
Securitized debt	—	—	10,659	10,659
Total Liabilities	$2,487	$177,998	$12,332	$192,817

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

Mortgage-backed securities and other securities

In determining the proper fair value hierarchy or level, the Company considers the amount of available observable market data for each security.   Agency RMBS given the amount of available observable market data are classified in Level II.  For Non-Agency RMBS, CMBS and other securities, to determine whether a security should be a Level II, the securities are grouped by security type and the Manager reviews the internal trade history, for the quarter, for each security type. If there is sufficient trade data above a predetermined threshold of a security type, the Manager determines it has sufficient observable market data and the security will be categorized as a Level II.

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

Derivatives

Values for the Company's derivatives are based upon prices from third party pricing services, whose pricing is subject to review by the Manager’s pricing committee. In valuing its over-the-counter interest rate derivatives, such as swaps and swaptions, its currency derivatives, such as swaps and forwards and credit derivatives such as total return swaps, the Company considers the creditworthiness of both the Company and its counterparties, along with collateral provisions contained in each derivative agreement, from the perspective of both the Company and its counterparties. No credit valuation adjustment was made in determining the fair value of interest rate and/or currency derivatives for the periods ended September 30, 2017 and December 31, 2016.

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

The following tables present additional information about the Company’s financial instruments which are measured at fair value on a recurring basis for which the Company has utilized Level III inputs to determine fair value:

	Three months ended September 30, 2017
$ in thousands	Mortgage-backed securities and other securities	Residential Whole-Loans	Securitized commercial loan	Securitized debt	Derivative liability
Beginning balance	$36,731	$203,540	$24,875	$10,945	$329
Transfers into Level III from Level II	9,470	—	—	—	—
Transfers from Level III into Level II	(23,852)	—	—	—	—
Purchases	2,009	—	—	—	—
Sales and settlements	—	—	—	—	(53)
Principal repayments	(388)	(11,264)	(59)	(26)	—
Total net gains / losses included in net income
Realized (gains)/losses, net on liabilities	—	—	—	—	53
Other than temporary impairment	(121)	—	—	—	—
Unrealized gains/(losses), net on assets(1)	1,385	(575)	136	—	—
Unrealized (gains)/losses, net on liabilities (2)	—	—	—	60	(329)
Premium and discount amortization, net	507	(262)	—	—	—
Ending balance	$25,741	$191,439	$24,952	$10,979	$—

	Three months ended September 30, 2016
$ in thousands	Mortgage-backed securities and other securities	Residential Whole-Loans	Securitized commercial loan	Securitized debt	Derivative liability
Beginning balance	$226,826	$189,696	$23,688	$10,423	$2,160
Transfers into Level III from Level II	—	—	—	—	—
Transfers from Level III into Level II	—	—	—	—	—
Purchases	—	29,404	—	—	—
Sales and settlements	(9,194)	—	—	—	—
Principal repayments	(4,366)	(14,493)	—	—	—
Total net gains / losses included in net income
Realized gains/(losses), net on assets	(1,696)	—	—	—	—
Other than temporary impairment	(251)	—	—	—	—
Unrealized gains/(losses), net on assets(1)	(996)	819	450	—	—
Unrealized (gains)/losses, net on liabilities (2)	—	—	—	198	11
Premium and discount amortization, net	(2,530)	(544)	—	—	—
Ending balance	$207,793	$204,882	$24,138	$10,621	$2,171

(1)
For Mortgage-backed securities and other securities, Residential Whole-Loans and Securitized commercial loans classified as Level III at September 30, 2017, the Company recorded gross unrealized gains of approximately $291 thousand, $42 thousand and $136 thousand, respectively, and gross unrealized losses of $0, $398 thousand and $0, respectively, for the three months ended September 30, 2017. For Mortgage-backed securities and other securities, Residential Whole-Loans and Securitized commercial loans classified as Level III at September 30, 2016, the Company recorded gross unrealized gains of approximately $3.0 million, $1.4 million and $450 thousand, respectively, and gross unrealized losses of approximately $4.2 million, $350 thousand and $0, respectively, for the three months ended September 30, 2016. These gains and losses are included in "Unrealized gain (loss), net" in the Consolidated Statements of Operations.

(2)
For securitized debt and derivative liability classified as Level III at September 30, 2017, the Company recorded gross unrealized gains of $0 and $0, respectively, and gross unrealized losses of $60 thousand and $0, respectively, for the three months ended September 30, 2017. For securitized debt and derivative liability classified as Level III at September 30, 2016, the Company recorded gross unrealized gains of $0 and $0, respectively, and gross unrealized losses of $198 thousand and $11 thousand, respectively, for the three months ended September 30, 2016. These gains and losses are included in "Unrealized gain (loss), net" and "Gain (loss) on derivative instruments, net" in the Consolidated Statements of Operations, respectively.

	Nine months ended September 30, 2017
$ in thousands	Mortgage-backed securities and other securities	Residential Whole-Loans	Securitized commercial loan	Securitized debt	Derivative liability
Beginning balance	$179,991	$192,136	$24,225	$10,659	$1,673
Transfers into Level III from Level II	25,080	—	—	—	—
Transfers from Level III into Level II	(114,229)	—	—	—	—
Purchases	2,009	33,718	—	—	—
Sales and settlements	(60,132)	—	—	—	(552)
Principal repayments	(2,635)	(33,718)	(59)	(26)	—
Total net gains / losses included in net income
Realized gains/(losses), net on assets	2,623	—	—	—	—
Realized (gains)/losses, net on liabilities	—	—	—	—	552
Other than temporary impairment	(1,823)	—	—	—	—
Unrealized gains/(losses), net on assets(1)	(6,529)	97	786	—	—
Unrealized (gains)/losses, net on liabilities(2)	—	—	—	346	(1,673)
Premium and discount amortization, net	1,386	(794)	—	—	—
Ending balance	$25,741	$191,439	$24,952	$10,979	$—

	Nine months ended September 30, 2016
$ in thousands	Mortgage-backed securities and other securities	Residential Whole-Loans	Securitized commercial loan	Securitized debt	Derivative liability
Beginning balance	$466,336	$218,538	$25,000	$11,000	$—
Transfers into Level III from Level II	—	—	—	—	—
Transfers from Level III into Level II	(158,566)	—	—	—	—
Purchases	94	29,404	—	—	—
Sales and settlements	(78,104)	—	—	—	—
Principal repayments	(15,453)	(42,828)	—	—	—
Total net gains / losses included in net income
Realized gains/(losses), net on assets	(8,131)	—	—	—	—
Other than temporary impairment	(5,306)	—	—	—	—
Unrealized gains/(losses), net on assets(1)	14,862	1,403	(862)	—	—
Unrealized (gains)/losses, net on liabilities(2)	—	—	—	(379)	2,171
Premium and discount amortization, net	(7,939)	(1,635)	—	—	—
Ending balance	$207,793	$204,882	$24,138	$10,621	$2,171

(1)
For Mortgage-backed securities and other securities, Residential Whole-Loans and Securitized commercial loans classified as Level III at September 30, 2017, the Company recorded gross unrealized gains of approximately $756 thousand, $917 thousand and $786 thousand, respectively, and gross unrealized losses of approximately $0, $570 thousand and $0, respectively, for the nine months ended September 30, 2017. For Mortgage-backed securities and other securities, Residential Whole-Loans and Securitized commercial loans classified as Level III at September 30, 2016, the Company recorded gross unrealized gains of approximately $20.3 million, $2.2 million and $0, respectively, and gross unrealized losses of approximately $2.2 million, $271 thousand and $862 thousand, respectively, for the nine months ended September 30, 2016. These gains and losses are included in "Unrealized gain (loss), net" in the Consolidated Statements of Operations.

(2)
For securitized debt and derivative liability classified as Level III at September 30, 2017, the Company recorded gross unrealized gains of $0 and $0, respectively, and gross unrealized losses of approximately $346 thousand and $0, respectively, for the nine months ended September 30, 2017. For securitized debt and derivative liability classified as Level III at September 30, 2016, the Company recorded gross unrealized gains of approximately $379 thousand and $0, respectively, and gross unrealized losses of $0 and $2.2 million, respectively, for the nine months ended September 30, 2016. These gains and losses are included in "Unrealized gain (loss), net" and "Gain (loss) on derivative instruments, net" in the Consolidated Statements of Operations.

Transfers between hierarchy levels for the nine months ended September 30, 2017 and September 30, 2016 were based on the availability of sufficient observable inputs to meet Level II versus Level III criteria.  The leveling of these assets was based on information received from a third party pricing service which, along with the back-testing of historical sales transactions performed by the Manager provided the sufficient observable data for the movement from Level III to Level II. The Company did not have transfers between Level I and Level II for the nine months ended September 30, 2017 and September 30, 2016.

Other Fair Value Disclosures

Residential Bridge Loans and repurchase agreement borrowings are not carried at fair value in the consolidated financial statements. The following table presents the carrying value and estimated fair value of the Company’s financial instruments that are not carried at fair value, as of September 30, 2017, in the consolidated financial statements (dollars in thousands):

	Carrying Value	Estimated Fair Value
Assets
Residential Bridge Loans	$54,912	$56,077
Total	$54,912	$56,077

Liabilities
Borrowings under repurchase agreements	$3,336,256	$3,340,801
Total	$3,336,256	$3,340,801

"Due from counterparties" and "Due to counterparties" in the Company’s Consolidated Balance Sheets are reflected at cost which approximates fair value.

Bridge Loans

The fair values of the Residential Bridge Loans are based upon prices obtained from an independent third party pricing service that specializes in whole loans, utilizing a trade based valuation model. Their valuation methodology incorporates commonly used market pricing methods, including loan to value (“LTV”), debt to income, maturity, interest rates, collateral location, and unpaid principal balance, prepayment penalties, FICO scores, lien position and times late. Due to the inherent uncertainty of such valuation, the fair values established for residential bridge loans held by the Company may differ from the fair values that would have been established if a readily available market existed for these loans.

Borrowings under repurchase agreements

The fair values of the borrowings under repurchase agreements are based on a net present value technique. This method discounts future estimated cash flows using rates the Company determined best estimates current market interest rates that would be offered for loans with similar characteristics and credit quality. The use of different market assumptions or estimation methodologies could have a material effect on the fair value amounts.

Note 4 – Mortgage-Backed Securities and other securities

The following tables present certain information about the Company’s investment portfolio at September 30, 2017 and December 31, 2016 (dollars in thousands):

	September 30, 2017
	Principal Balance	Unamortized Premium (Discount), net	Discount Designated as Credit Reserve and OTTI	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Net Weighted Average Coupon (1)
Agency RMBS:
20-Year mortgage	$149,970	$7,796	$—	$157,766	$1,528	$(16)	$159,278	3.9%
30-Year mortgage	508,739	34,841	—	543,580	4,786	(170)	548,196	4.2%
40-Year mortgage	374,844	11,062	—	385,906	2,003	(814)	387,095	3.5%
Agency RMBS Interest-Only Strips (2)	N/A	N/A	N/A	15,416	855	(234)	16,037	3.0%	(2)
Agency RMBS Interest-Only Strips, accounted for as derivatives (2) (3)	N/A	N/A	N/A	N/A	N/A	N/A	11,219	2.9%	(2)
Agency CMBS	2,087,948	2,147	—	2,090,095	20,231	(7,141)	2,103,185	2.9%
Agency CMBS Interest-Only Strips(2)	N/A	N/A	N/A	—	30	—	30	3.2%	(2)
Agency CMBS Interest-Only Strips accounted for as derivatives(2) (3)	N/A	N/A	N/A	N/A	N/A	N/A	6,016	0.5%	(2)
Subtotal Agency MBS	3,121,501	55,846	—	3,192,763	29,433	(8,375)	3,231,056	3.1%

Non-Agency RMBS	81,504	(802)	(22,262)	58,440	5,922	—	64,362	3.1%
Non-Agency CMBS	376,215	(60,850)	(25,342)	290,023	2,557	(14,069)	278,511	4.8%
Subtotal Non-Agency MBS	457,719	(61,652)	(47,604)	348,463	8,479	(14,069)	342,873	4.5%

Other securities (4)	92,302	5,340	(5,225)	115,845	6,806	—	122,651	7.3%
Total	$3,671,522	$(466)	$(52,829)	$3,657,071	$44,718	$(22,444)	$3,696,580	3.3%

	December 31, 2016
	Principal Balance	Unamortized Premium (Discount), net	Discount Designated as Credit Reserve and OTTI	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Net Weighted Average Coupon (1)
Agency RMBS:
20-Year mortgage	$470,975	$25,741	$—	$496,716	$3,689	$(1,935)	$498,470	3.9%
30-Year mortgage	878,599	63,608	—	942,207	5,209	(12,209)	935,207	4.1%
Agency RMBS Interest-Only Strips (2)	N/A	N/A	N/A	18,810	1,301	(321)	19,790	3.0%	(2)
Agency RMBS Interest-Only Strips, accounted for as derivatives (2) (3)	N/A	N/A	N/A	N/A	N/A	N/A	16,503	3.2%	(2)
Agency CMBS	377,286	(15,383)	—	361,903	2,021	(260)	363,664	2.6%
Agency CMBS Interest-Only Strips(2)	N/A	N/A	N/A	210	21	—	231	4.3%	(2)
Agency CMBS Interest-Only Strips accounted for as derivatives (2) (3)	N/A	N/A	N/A	N/A	N/A	N/A	7,729	0.6%	(2)
Subtotal Agency MBS	1,726,860	73,966	—	1,819,846	12,241	(14,725)	1,841,594	3.3%

Non-Agency RMBS	340,759	(294)	(108,399)	232,066	11,210	(2,235)	241,041	4.5%
Non-Agency RMBS Interest- Only Strips (2)	N/A	N/A	N/A	55,754	8,362	—	64,116	5.6%	(2)
Non-Agency RMBS Interest-Only Strips, accounted for as derivatives (2) (3)	N/A	N/A	N/A	N/A	N/A	N/A	3,085	4.6%	(2)
Non-Agency CMBS	473,024	(69,436)	(17,787)	385,801	3,164	(30,046)	358,919	5.0%
Subtotal Non-Agency MBS	813,783	(69,730)	(126,186)	673,621	22,736	(32,281)	667,161	5.0%

Other securities (4)	44,838	4,435	(4,298)	68,085	1,271	(1,594)	67,762	8.2%
Total	$2,585,481	$8,671	$(130,484)	$2,561,552	$36,248	$(48,600)	$2,576,517	3.9%

(1)	Net weighted average coupon as of September 30, 2017 and December 31, 2016 is presented, net of servicing and other fees.

(2)
IOs and IIOs have no principal balances and bear interest based on a notional balance.  The notional balance is used solely to determine interest distributions on interest-only class of securities.  At September 30, 2017, the notional balance for Agency RMBS IOs and IIOs, Agency RMBS IOs and IIOs, accounted for as derivatives, Agency CMBS IOs and IIOs, and Agency CMBS IOs and IIOs, accounted for as derivatives was $166.2 million, $131.8 million, $5.3 million and $193.8 million, respectively.  At December 31, 2016, the notional balance for Agency RMBS IOs and IIOs, Non-Agency RMBS IOs and IIOs, Agency RMBS IOs and IIOs, accounted for as derivatives, Non-Agency RMBS IOs and IIOs, accounted for as derivatives, Agency CMBS IOs and IIOs, accounted for as derivatives and Agency CMBS IOs and IIOs was $201.6 million, $278.4 million, $188.1 million, $20.7 million, $221.8 million and $32.8 million, respectively.

(3)	Interest on these securities is reported as a component of "Gain (loss) on derivative instruments, net" in the Consolidated Statements of Operations.

(4)
Other securities include residual interests in asset-backed securities which have no principal balance and an amortized cost of approximately $23.4 million and $23.1 million, as of September 30, 2017 and December 31, 2016, respectively.

As of September 30, 2017 and December 31, 2016 the weighted average expected remaining term of the MBS and other securities investment portfolio was 8.5 years and 7.1 years, respectively.

The following tables present the changes in the components of the Company’s purchase discount and amortizable premium on its Non-Agency RMBS, Non-Agency CMBS and other securities for the three and nine months ended September 30, 2017 and September 30, 2016 (dollars in thousands):

	Three months ended September 30, 2017			Three months ended September 30, 2016
	Discount Designated as Credit Reserve and OTTI	Accretable Discount(1)	Amortizable Premium(1)	Discount Designated as Credit Reserve and OTTI	Accretable Discount(1)	Amortizable Premium(1)
Balance at beginning of period	$(49,830)	$(76,778)	$15,186	$(129,162)	$(139,675)	$43,402
Accretion of discount	—	2,588	—	—	4,151	—
Amortization of premium	—	—	(87)	—	—	(1,132)
Realized credit losses	25	—	—	2,623	—	—
Purchases	—	—	—	(1,216)	—	2,246
Sales	187	1,931	(18)	1,947	8,573	(1,323)
Net impairment losses recognized in earnings	(2,345)	—	—	(4,526)	—	—
Transfers/release of credit reserve(2)	(866)	953	(87)	1,679	(254)	(1,425)
Balance at end of period	$(52,829)	$(71,306)	$14,994	$(128,655)	$(127,205)	$41,768

(1)	Together with coupon interest, accretable purchase discount and amortizable premium is recognized as interest income over the life of the security.

(2)	Subsequent reductions of a security’s non-accretable discount results in a corresponding reduction in its amortizable premium.

	Nine months ended September 30, 2017			Nine months ended September 30, 2016
	Discount Designated as Credit Reserve and OTTI	Accretable Discount(1)	Amortizable Premium(1)	Discount Designated as Credit Reserve and OTTI	Accretable Discount(1)	Amortizable Premium(1)
Balance at beginning of period	$(130,484)	$(109,822)	$44,527	$(152,750)	$(145,532)	$56,163
Accretion of discount	—	8,542	—	—	13,381	—
Amortization of premium	—	—	(776)	—	—	(4,242)
Realized credit losses	1,854	—	—	5,765	—	—
Purchases	(1,724)	(668)	1,522	(15,482)	(2,265)	4,366
Sales	89,628	32,016	(31,060)	33,610	22,986	(11,752)
Net impairment losses recognized in earnings	(12,696)	—	—	(18,340)	—	—
Transfers/release of credit reserve(2)	593	(1,374)	781	18,542	(15,775)	(2,767)
Balance at end of period	$(52,829)	$(71,306)	$14,994	$(128,655)	$(127,205)	$41,768

(1)	Together with coupon interest, accretable purchase discount and amortizable premium is recognized as interest income over the life of the security.

(2)	Subsequent reductions of a security’s non-accretable discount results in a corresponding reduction in its amortizable premium.

The following tables present the fair value and contractual maturities of the Company’s investment securities at September 30, 2017 and December 31, 2016 (dollars in thousands):

	September 30, 2017
	< or equal to 10 years	> 10 years and < or equal to 20 years	> 20 years and < or equal to 30 years	> 30 years	Total
Agency RMBS:
20-Year mortgage	$—	$159,278	$—	$—	$159,278
30-Year mortgage	—	—	548,196	—	548,196
40-Year mortgage	—	—	—	387,095	387,095
Agency RMBS Interest-Only Strips	4,203	6,201	5,633	—	16,037
Agency RMBS Interest-Only Strips, accounted for as derivatives	1,798	5,398	4,023	—	11,219
Agency CMBS	1,571,850	531,335	—	—	2,103,185
Agency CMBS Interest-Only Strips	30	—	—	—	30
Agency CMBS Interest-Only Strips accounted for as derivatives	—	—	—	6,016	6,016
Subtotal Agency	1,577,881	702,212	557,852	393,111	3,231,056

Non-Agency RMBS	13	52,530	4,343	7,476	64,362
Non-Agency CMBS	8,988	25,437	144,292	99,794	278,511
Subtotal Non-Agency	9,001	77,967	148,635	107,270	342,873

Other securities	—	93,795	5,004	23,852	122,651
Total	$1,586,882	$873,974	$711,491	$524,233	$3,696,580

	December 31, 2016
	< or equal to 10 years	> 10 years and < or equal to 20 years	> 20 years and < or equal to 30 years	> 30 years	Total
Agency RMBS:
20-Year mortgage	$—	$498,470	$—	$—	$498,470
30-Year mortgage	—	—	935,207	—	935,207
Agency RMBS Interest-Only Strips	499	10,434	8,857	—	19,790
Agency RMBS Interest-Only Strips, accounted for as derivatives	807	9,476	6,220	—	16,503
Agency CMBS	282,911	80,753	—	—	363,664
Agency CMBS Interest-Only Strips	231	—	—	—	231
Agency CMBS Interest-Only Strips accounted for as derivatives	—	—	—	7,729	7,729
Subtotal Agency	284,448	599,133	950,284	7,729	1,841,594

Non-Agency RMBS	13	65,780	54,408	120,840	241,041
Non-Agency RMBS Interest- Only Strips	—	4,955	10,724	48,437	64,116
Non-Agency RMBS Interest-Only Strips, accounted for as derivatives	—	—	1,043	2,042	3,085
Non-Agency CMBS	15,865	37,998	134,941	170,115	358,919
Subtotal Non-Agency	15,878	108,733	201,116	341,434	667,161

Other securities	—	40,360	5,346	22,056	67,762
Total	$300,326	$748,226	$1,156,746	$371,219	$2,576,517

The following tables present the gross unrealized losses and estimated fair value of the Company’s MBS and other securities by length of time that such securities have been in a continuous unrealized loss position at September 30, 2017 and December 31, 2016 (dollars in thousands):

	September 30, 2017
	Less than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Agency RMBS:
20-Year mortgage	$2,729	$(16)	4	$—	$—	—	$2,729	$(16)	4
30-Year mortgage	31,615	(57)	3	1,554	(113)	4	33,169	(170)	7
40-Year mortgage	290,834	(814)	1	—	—	—	290,834	(814)	1
Agency RMBS Interest-Only Strips	5,213	(189)	7	1,312	(45)	2	6,525	(234)	9
Agency CMBS	927,395	(7,141)	53	—	—	—	927,395	(7,141)	53
Subtotal Agency	1,257,786	(8,217)	68	2,866	(158)	6	1,260,652	(8,375)	74

Non-Agency CMBS	10,957	(184)	4	136,234	(13,885)	37	147,191	(14,069)	41
Subtotal Non-Agency	10,957	(184)	4	136,234	(13,885)	37	147,191	(14,069)	41
Total	$1,268,743	$(8,401)	72	$139,100	$(14,043)	43	$1,407,843	$(22,444)	115

	December 31, 2016
	Less than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Agency RMBS:
20-Year mortgage	$142,749	$(1,935)	47	$—	$—	—	$142,749	$(1,935)	47
30-Year mortgage	432,949	(11,264)	54	22,586	(945)	13	455,535	(12,209)	67
Agency RMBS Interest-Only Strips	6,105	(227)	6	1,630	(94)	2	7,735	(321)	8
Agency CMBS	145,791	(260)	7	—	—	—	145,791	(260)	7
Subtotal Agency	727,594	(13,686)	114	24,216	(1,039)	15	751,810	(14,725)	129

Non-Agency RMBS	11,628	(50)	3	33,034	(2,185)	6	44,662	(2,235)	9
Non-Agency CMBS	59,529	(4,031)	17	208,288	(26,015)	47	267,817	(30,046)	64
Subtotal Non-Agency	71,157	(4,081)	20	241,322	(28,200)	53	312,479	(32,281)	73

Other securities	7,966	(415)	1	23,390	(1,179)	2	31,356	(1,594)	3
Total	$806,717	$(18,182)	135	$288,928	$(30,418)	70	$1,095,645	$(48,600)	205

The Company identified 47 securities with an unpaid principal balance of $322.2 million which it intended to sell that were in an unrealized loss position held at September 30, 2017, and as a result, the Company recognized an impairment charge of approximately $4.7 million on Agency RMBS which is included in "Other than temporary impairment" in the Company's Consolidated Statements of Operations.

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

The following table presents the OTTI the Company recorded on its securities portfolio (dollars in thousands):

	Three months ended September 30, 2017	Three months ended September 30, 2016	Nine months ended September 30, 2017	Nine months ended September 30, 2016
Agency RMBS	$4,760	$202	$5,420	$1,226
Non-Agency RMBS	—	852	—	8,081
Non-Agency CMBS	2,344	3,674	12,658	9,213
Other securities	121	250	1,823	3,611
Total	$7,225	$4,978	$19,901	$22,131

The following tables present components of interest income on the Company’s MBS and other securities (dollars in thousands) for the three and nine months ended September 30, 2017 and September 30, 2016, respectively:

	For the three months ended September 30, 2017			For the three months ended September 30, 2016
	Coupon Interest	Net (Premium Amortization/Amortization Basis) Discount Amortization	Interest Income	Coupon Interest	Net (Premium Amortization/Amortization Basis) Discount Amortization	Interest Income
Agency RMBS	$8,886	$(2,995)	$5,891	$16,525	$(6,255)	$10,270
Agency CMBS	11,071	110	11,181	677	(505)	172
Non-Agency RMBS	571	372	943	8,575	(1,172)	7,403
Non-Agency CMBS	4,242	2,139	6,381	6,021	1,954	7,975
Other securities	2,160	464	2,624	464	732	1,196
Total	$26,930	$90	$27,020	$32,262	$(5,246)	$27,016

	For the nine months ended September 30, 2017			For the nine months ended September 30, 2016
	Coupon Interest	Net (Premium Amortization/Amortization Basis) Discount Amortization	Interest Income	Coupon Interest	Net (Premium Amortization/Amortization Basis) Discount Amortization	Interest Income
Agency RMBS	$30,513	$(10,662)	$19,851	$50,693	$(22,220)	$28,473
Agency CMBS	24,408	717	25,125	2,194	(1,358)	836
Non-Agency RMBS	4,482	303	4,785	27,098	(4,106)	22,992
Non-Agency CMBS	14,675	6,572	21,247	19,270	5,513	24,783
Other securities	5,300	2,112	7,412	1,656	2,284	3,940
Total	$79,378	$(958)	$78,420	$100,911	$(19,887)	$81,024

The following tables present the sales and realized gain (loss) of the Company’s MBS and other securities (dollars in thousands) for the three and nine months ended September 30, 2017 and September 30, 2016, respectively:

	For the three months ended September 30, 2017				For the three months ended September 30, 2016
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Agency RMBS(1)	$(2,906)	$(3)	$51	$48	$42,427	$—	$(138)	$(138)
Agency CMBS	—	—	—	—	8,216	45	—	45
Non-Agency RMBS	—	—	—	—	15,209	1,306	—	1,306
Non-Agency CMBS	10,597	1,641	(278)	1,363	9,194	—	(1,452)	(1,452)
Other securities	10,419	419	—	419	14,485	1,678	—	1,678
Total	$18,110	$2,057	$(227)	$1,830	$89,531	$3,029	$(1,590)	$1,439

(1)     Reflects a reclassification of proceeds from a sale recorded on the trade date to reflect subsequent Agency RMBS paydowns.

	For the nine months ended September 30, 2017				For the nine months ended September 30, 2016
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Agency RMBS (1)	$862,245	$4,376	$(7,314)	$(2,938)	$358,029	$5,250	$(5,764)	$(514)
Agency CMBS	—	—	—	—	18,637	54	(55)	(1)
Non-Agency RMBS (2)	243,811	24,389	(2,242)	22,147	120,649	3,100	(4,559)	(1,459)
Non-Agency CMBS	45,634	2,377	(1,351)	1,026	34,188	—	(4,381)	(4,381)
Other securities	33,365	419	(54)	365	764,711	3,496	(2,109)	1,387
Total	$1,185,055	$31,561	$(10,961)	$20,600	$1,296,214	$11,900	$(16,868)	$(4,968)

(1)
For the nine months ended September 30, 2017 and September 30, 2016, excludes proceeds for Agency RMBS Interest-Only Strips, accounted for as derivatives, of approximately $2.6 million and $8.6 million, gross realized gains of $432 thousand and $300 thousand, and gross realized losses of $0 and $455 thousand, respectively.

(2)
For the nine months ended September 30, 2017 and September 30, 2016, excludes proceeds for Non-Agency RMBS Interest-Only Strips, accounted for as derivatives, of approximately $2.2 million and $0, gross realized gains of $274 thousand and $0, and gross realized losses of $180 thousand and $0, respectively.

Note 5 — Variable Interest Entities

Residential Whole-Loan Trust

The consolidated financial statements also include the consolidation of a residential whole-loan trust that met the definition of a VIE related to the acquisition of Residential Whole-Loans in which the Company has determined itself to be the primary beneficiary of such trust. The Company determined that it was the primary beneficiary of the Residential Whole-Loan trust, because it was involved in certain aspects of the design of the trust, has certain oversight rights on defaulted assets and has other significant decision making powers. In addition, the Company has the obligation to absorb losses to the extent of its ownership interest and the right to receive benefits from the trust that could potentially be significant to the trust.  The trust has issued a trust certificate to the Company, which represents the beneficial interest in pools of Residential Whole-Loans held by the trust. As of September 30, 2017, the Company financed the trust certificate with $156.8 million of repurchase borrowings, which is a liability held outside the trust. The Company classifies the underlying Residential Whole-Loans owned by the trust in "Residential Whole-Loans, at fair value" in the Consolidated Balance Sheets and has eliminated the intercompany trust certificate in consolidation.

Residential Bridge Loan Trust

In February 2017, Revolving Mortgage Investment Trust 2017-BRQ1 ("RMI Trust") issued a trust certificate to the Company, which represents the beneficial interest in pools of Residential Bridge Loans held by the trust. Residential Bridge Loans are mortgage loans secured by non owner occupied single family or multifamily residences, typically short-term. The Company determined that RMI Trust was a VIE and itself the primary beneficiary because it was involved in certain aspects of the design of the trust, has certain oversight rights on defaulted assets and has other significant decision making powers. In addition, the Company has the obligation to absorb losses to the extent of its ownership interest and the right to receive benefits from the trust that could potentially be significant to the trust. As of September 30, 2017, the Company financed the trust certificate with $51.1 million of repurchase borrowings, which is a liability held outside the trust. The Company classifies the underlying Residential Bridge Loans owned by the trust in "Residential Bridge Loans" which are carried at amortized cost in the Consolidated Balance Sheets and has eliminated the intercompany trust certificate in consolidation.

Commercial Loan Trust

In November 2015, the Company acquired a $14.0 million interest in the trust certificate issued by CMSC Trust 2015 - Longhouse MZ (“CMSC Trust”), with a fair value of $14.0 million at September 30, 2017, which is financed with $6.8 million of repurchase borrowings. The Company determined that CMSC Trust was a VIE and itself the primary beneficiary because it was involved in certain aspects of the design of the trust, has certain oversight rights on defaulted assets and has other significant decision making powers. In addition, the Company has the obligation to absorb losses to the extent of its ownership interest and the right to receive benefits from the trust that could potentially be significant to the trust. The CMSC Trust holds a $24.9 million mezzanine loan collateralized by interests in commercial real estate.  The mezzanine loan serves as collateral for the $24.9 million of trust certificates issued. As of September 30, 2017, the Company classified the mezzanine loan at fair value in "Securitized commercial loan, at fair value" in the Consolidated Balance Sheets.  The $24.9 million of trust certificates, of which $14.0 million was eliminated in consolidation and the remaining $11.0 million held by an affiliate is carried at a fair value of $11.0 million and classified as "Securitized debt, at fair value" in the Consolidated Balance Sheets. As of September 30, 2017, the aggregate fair value of the securitized debt issued by the consolidated VIE was $11.0 million which is classified as Securitized debt, at fair value in the Company’s Consolidated Balance Sheets.  The cost of financing the securitized debt is approximately 8.9%.

Consolidated Loan Trusts

The Company assesses modifications to VIEs on an ongoing basis to determine if a significant reconsideration event has occurred that would change the Company’s initial consolidation assessment.  The three consolidated trusts hold 483 Residential Whole-Loans , 156 Residential Bridge Loans and one commercial loan as of September 30, 2017.

The following table presents a summary of the assets and liabilities of the consolidated loan trusts included in the Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016 (dollars in thousands).

	September 30, 2017	December 31, 2016
Residential Whole-Loans, at fair value	$191,439	$192,136
Residential Bridge Loans	54,912	—
Securitized commercial loan, at fair value	24,952	24,225
Investment related receivable	7,178	1,241
Accrued interest receivable	2,529	1,622
Total assets	$281,010	$219,224
Securitized debt, at fair value	$10,979	$10,659
Accrued interest payable	82	85
Accounts payable and accrued expenses	157	2
Total liabilities	$11,218	$10,746

The Company’s risk with respect to its investment in each trust is limited to its direct ownership in the trust. The Residential Whole-Loans, Residential Bridge Loans and securitized commercial loan held by the consolidated trusts are held solely to satisfy the liabilities of the trust, and creditors of the trust have no recourse to the general credit of the Company. The assets of a consolidated trust can only be used to satisfy the obligations of that trust. The Company is not contractually required and has not provided any additional financial support to the trusts for the three and nine months ended September 30, 2017 and September 30, 2016.  The Company did not deconsolidate any trusts during the three and nine months ended September 30, 2017 and September 30, 2016.

The following table presents the components of the fair value of Residential Whole-Loans and securitized commercial loan as of September 30, 2017 and December 31, 2016 (dollars in thousands):

	Residential Whole-Loans		Securitized Commercial Loan
	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Principal balance	$187,521	$187,765	$24,941	$25,000
Unamortized premium	1,255	1,311	—	—
Unamortized discount	(998)	(539)	—	—
Gross unrealized gains	3,759	3,643	11	—
Gross unrealized losses	(98)	(44)	—	(775)
Fair value	$191,439	$192,136	$24,952	$24,225

Residential Whole-Loans

The Residential Whole-Loans are comprised of non-qualifying, mostly adjustable rate mortgages with low loan to values (or “LTV”).  The following tables present certain information about the Company’s Residential Whole-Loan investment portfolio at September 30, 2017 and December 31, 2016 (dollars in thousands):

September 30, 2017
			Weighted Average
Current Coupon Rate	Number of Loans	Principal Balance	Original LTV	Original FICO Score(1)	Expected Life (years)	Contractual Maturity (years)	Coupon Rate
3.01 – 4.00%	94	$40,696	54.4%	750	1.6	28.3	3.9%
4.01– 5.00%	246	92,170	55.4%	725	1.4	26.2	4.4%
5.01 – 6.00%	138	51,635	57.4%	723	1.5	26.6	5.2%
6.01 – 7.00%	5	3,020	71.2%	738	1.3	20.4	6.3%
Total	483	$187,521	56.0%	731	1.4	26.6	4.5%

(1)
The original FICO score is not available for 140 loans with a principal balance of approximately $56.6 million at September 30, 2017. The Company has excluded these loans from the weighted average computations.

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

The following table presents the U.S. states in which the collateral securing the Company’s Residential Whole-Loans at September 30, 2017 and December 31, 2016, based on principal balance, is located (dollars in thousands):

September 30, 2017			December 31, 2016
State	Concentration	Principal Balance	State	State Concentration	Principal Balance
California	70.0%	$131,403	California	85.2%	$159,955
New York	19.1%	35,877	Washington	5.6%	10,591
Washington	5.0%	9,290	Massachusetts	5.4%	10,161
Massachusetts	4.9%	9,175	New York	2.4%	4,454
Georgia	0.7%	1,266	Georgia	0.8%	1,492
Other	0.3%	510	Other	0.6%	1,112
Total	100.0%	$187,521	Total	100.0%	$187,765

Residential Bridge Loans

The Residential Bridge Loans are comprised of short-term non-owner occupied fixed rate loans secured by single or multi-unit residential properties, with LTVs generally not to exceed 85%. The following table presents certain information about the Company’s Residential Bridge Loan investment portfolio at September 30, 2017. (dollars in thousands):

September 30, 2017
					Weighted Average
Current Coupon Rate	Number of Loans	Principal Balance	Unamortized Premium	Carrying Value	Original LTV	Original FICO Score(1)	Contractual Maturity (months)	Coupon Rate
8.01 – 9.00%	37	$16,164	$78	$16,242	72.3%	718	14.3	8.9%
9.01 – 10.00%	75	27,011	110	27,121	73.8%	669	7.7	9.6%
10.01 – 11.00%	34	9,193	25	9,218	74.7%	648	4.1	10.7%
17.01 – 18.00%	10	2,348	(17)	2,331	72.0%	630	7.7	18.0%
Total	156	$54,716	$196	$54,912	73.4%	679	9.1	10.0%

(1)
The original FICO score is not available for 20 loans with a principal balance of approximately $6.2 million at September 30, 2017. The Company has excluded these loans from the weighted average computations.

The following table presents the U.S. states in which the collateral securing the Company’s Residential Bridge Loans at September 30, 2017, based on principal balance, is located (dollars in thousands):

September 30, 2017
State	Concentration	Principal Balance
California	49.8%	$27,311
Florida	27.4%	14,988
Hawaii	7.7%	4,225
Washington	4.9%	2,664
Oregon	4.0%	2,180
Other	6.2%	3,348
Total	100.0%	$54,716

Non-performing Loans

As of September 30, 2017, there was one Residential Whole-Loan over 90-days past due with a current unpaid principal balance of $825 thousand and a fair value of $803 thousand and 6 Residential Bridge Loans over 90-days past due with an unpaid principal balance of approximately $1.6 million. These nonperforming Residential Whole Loans and Residential Bridge Loans represent approximately 0.4% and 2.9% of the total outstanding principal balance, respectively. No allowance and provision for credit losses was recorded for these loans as of and for the three months ended September 30, 2017 since the Company elected the fair value option for our Residential Whole-Loans and we are expecting full recovery of the principal and interest is expected for the non-performing Bridge Loans. The Company stopped accruing interest income for these loans when they became contractually 90 days delinquent.

Unconsolidated VIEs

The Company’s economic interests held in unconsolidated VIEs are limited in nature to those of a passive holder of RMBS and CMBS issued by securitization trusts; the Company was not involved in the design or creation of the securitization trusts which issued its investments in MBS. As of September 30, 2017 and December 31, 2016, the Company had three investments in VIEs in which it was not the primary beneficiary, and accordingly, the VIEs were not consolidated in the Company’s consolidated financial statements. As of September 30, 2017 and December 31, 2016, the Company’s maximum exposure to loss from these investments did not exceed the sum of the $62.5 million and $60.5 million carrying value of the investments, respectively, which are classified in "Mortgage-backed securities and other securities, at fair value" in the Company’s Consolidated Balance Sheets. Further, as of September 30, 2017 and December 31, 2016, the Company had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

Note 6 — Borrowings under Repurchase Agreements

The Company mainly finances its investment acquisitions with repurchase agreements. The repurchase agreements bear interest at a contractually agreed-upon rate and typically have terms ranging from one month to three months.  The Company’s repurchase agreement borrowings are accounted for as secured borrowings when the Company maintains effective control of the financed assets.  Under the repurchase agreements, the respective counterparties retain the right to determine the fair value of the underlying collateral. A reduction in the value of pledged assets requires the Company to post additional securities as collateral, pay down borrowings or establish cash margin accounts with the counterparties in order to re-establish the agreed-upon collateral requirements, and is referred to as a margin call.  The inability of the Company to post adequate collateral for a margin call by a counterparty, in a timeframe as short as the close of the same business day, could result in a condition of default under the Company’s repurchase agreements, thereby enabling the counterparty to liquidate the collateral pledged by the Company, which may have a material adverse effect on the Company’s financial position, results of operations and cash flows.  Under the terms of the repurchase agreements the Company may rehypothecate pledged U.S. Treasury securities it receives from its repurchase agreement as incremental collateral in order to increase the Company’s cash position.  At September 30, 2017 and December 31, 2016, the Company did not have any rehypothecated U.S. Treasury securities.

     Certain of the repurchase agreements provide the counterparty with the right to terminate the agreement if the Company does not maintain certain equity and leverage metrics, the most restrictive of which include a limit on leverage based on the composition of the Company’s portfolio.   For all the repurchase agreements with outstanding borrowings, the Company was in compliance with the terms of such financial tests as of September 30, 2017.

As of September 30, 2017, the Company had master repurchase agreements with 27 counterparties.  As of September 30, 2017, the Company had borrowings under repurchase agreements with 17 counterparties.  The following table summarizes certain characteristics of the Company’s repurchase agreements at September 30, 2017 and December 31, 2016 (dollars in thousands):

	September 30, 2017			December 31, 2016
Securities Pledged	Repurchase Agreement Borrowings	Weighted Average Interest Rate on Borrowings Outstanding at end of period	Weighted Average Remaining Maturity (days)	Repurchase Agreement Borrowings	Weighted Average Interest Rate on Borrowings Outstanding at end of period	Weighted Average Remaining Maturity (days)
Agency RMBS	$792,520	1.39%	61	$1,427,674	0.96%	38
Agency CMBS	2,019,010	1.39%	32	56,365	1.07%	46
Non-Agency RMBS	48,443	2.85%	41	218,712	2.53%	28
Non-Agency CMBS	192,015	2.96%	36	255,656	2.55%	30
Whole-Loans (1) (2)	163,560	3.46%	6	161,181	2.91%	9
Residential Bridge Loans (1)	51,074	4.29%	59	—	—%	0
Other securities	69,634	3.36%	22	36,056	2.32%	17
Borrowings under repurchase agreements	$3,336,256	1.69%	38	$2,155,644	1.48%	34

(1)	Repurchase agreement borrowings on loans owned are through trust certificates. The trust certificates are eliminated upon consolidation.

(2)	Whole-Loans consist of Residential Whole-Loans and a securitized commercial loan.

For the nine months ended September 30, 2017 and the year ended December 31, 2016, the Company had average borrowings under its repurchase agreements of approximately $2.5 billion and $2.5 billion, respectively, and had a maximum month-end balance during the periods of approximately $3.3 billion and $3.1 billion, respectively.  The Company had accrued interest payable at September 30, 2017 and December 31, 2016 of approximately $4.7 million and $3.2 million, respectively.

At September 30, 2017 and December 31, 2016, repurchase agreements collateralized by investments had the following remaining maturities:

(dollars in thousands)	September 30, 2017	December 31, 2016
Overnight	$—	$—
1 to 29 days	1,582,898	1,386,971
30 to 59 days	710,723	167,642
60 to 89 days	1,042,635	601,031
90 to 119 days	—	—
Greater than or equal to 120 days	—	—
Total	$3,336,256	$2,155,644

At September 30, 2017, the following table presents the repurchase agreement counterparties for which the Company has greater than 10% of its equity at risk (dollars in thousands):

	September 30, 2017
Counterparty	Amount of Collateral at Risk, at fair value	Weighted Average Remaining Maturity (days)	Percentage of Stockholders’ Equity
Credit Suisse Securities (USA) LLC	$74,122	18	16.3%
Citigroup Global Markets Inc.	49,929	38	10.9%

Collateral for Borrowings under Repurchase Agreements

The following table summarizes the Company’s collateral positions, with respect to its borrowings under repurchase agreements at September 30, 2017 and December 31, 2016 (dollars in thousands):

	September 30, 2017			December 31, 2016
	Assets Pledged	Accrued Interest	Assets Pledged and Accrued Interest	Assets Pledged(3)	Accrued Interest	Assets Pledged and Accrued Interest
Assets pledged for borrowings under repurchase agreements:
Agency RMBS, at fair value	$823,403	$3,133	$826,536	$1,465,384	$5,335	$1,470,719
Agency CMBS, at fair value	2,109,202	5,183	2,114,385	61,200	353	61,553
Non-Agency RMBS, at fair value	64,348	162	64,510	308,165	682	308,847
Non-Agency CMBS, at fair value	278,095	1,451	279,546	358,919	1,845	360,764
Whole-Loans, at fair value (1)(2)	205,412	1,523	206,935	205,702	1,518	207,220
Residential Bridge Loans (1)	54,912	905	55,817	—	—	—
Other securities, at fair value	122,651	116	122,767	67,762	57	67,819
Cash (3)	24,950	—	24,950	36,986	—	36,986
Total	$3,682,973	$12,473	$3,695,446	$2,504,118	$9,790	$2,513,908

(1)	Loans owned through trust certificates are pledged as collateral. The trust certificates are eliminated upon consolidation.

(2)	Whole-Loans consist of Residential Whole-Loans and a securitized commercial loan.

(3)	Cash posted as collateral is included in "Due from counterparties" in the Company’s Consolidated Balance Sheets.

A reduction in the value of pledged assets typically results in the repurchase agreement counterparties initiating a margin call.  At September 30, 2017 and December 31, 2016, investments held by counterparties as security for repurchase agreements totaled approximately $3.7 billion and approximately $2.5 billion, respectively.  Cash collateral held by counterparties at September 30, 2017 and December 31, 2016 was approximately $25.0 million and approximately $37.0 million, respectively.  Cash posted by repurchase agreement counterparties at September 30, 2017 and December 31, 2016, was approximately $2.3 million and approximately $270 thousand, respectively.  In addition, at September 30, 2017 and December 31, 2016, the Company held securities of $0 and $357 thousand, respectively, as collateral from its repurchase agreement counterparties to satisfy margin requirements.  The Company has the ability to repledge collateral received from its repurchase counterparties.

Note 7 — Derivative Instruments

The Company’s derivatives may include interest rate swaps, interest rate swaptions, futures contracts, currency swaps and forwards, TBAs, Agency and Non-Agency Interest-Only Strips, and total return swaps.

The following table summarizes the Company’s derivative instruments at September 30, 2017 and December 31, 2016 (dollars in thousands):

			September 30, 2017			December 31, 2016
Derivative Instrument	Accounting Designation	Consolidated Balance Sheets Location	Notional Amount	Fair Value (1)	Accrued Interest Payable (receivable)	Notional Amount	Fair Value (1)	Accrued Interest Payable (receivable)
Interest rate swaps	Non-Hedge	Derivative assets, at fair value	$3,046,200	$2,852	$59	$2,298,300	$20,466	$1,145
Options	Non-Hedge	Derivative assets, at fair value	400,000	375	—	—	—	—
Futures contracts	Non-Hedge	Derivative assets, at fair value	—	—	—	56,900	71	—
Foreign currency forward contracts	Non-Hedge	Derivative assets, at fair value	697	10	—	784	34	—
TBA securities	Non-Hedge	Derivative assets, at fair value	582,000	1,774	—	—	—	—
Total derivative instruments, assets				5,011	59		20,571	1,145

Interest rate swaps	Non-Hedge	Derivative liability, at fair value	32,000	(19)	—	5,046,300	(177,929)	3,054
Options	Non-Hedge	Derivative liability, at fair value	400,000	(128)	—	—	—	—
Futures contracts	Non-Hedge	Derivative liability, at fair value	—	—	—	176,300	(2,487)	—
Total return swaps	Non-Hedge	Derivative liability, at fair value	—	—	—	47,059	(1,673)	(94)
Foreign currency forward contracts	Non-Hedge	Derivative liability, at fair value	690	(3)	—	1,532	(69)	—
TBA securities	Non-Hedge	Derivative liability, at fair value	200,000	(836)	—	—	—	—
Total derivative instruments, liabilities				(986)	—		(182,158)	2,960
Total derivative instruments, net				$4,025	$59		$(161,587)	$4,105

(1)         Fair value excludes accrued interest.

The following tables summarize the effects of the Company’s derivative positions, including Interest-Only Strips characterized as derivatives and TBAs, which are reported in "Gain (loss) on derivative instruments, net" in the Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and September 30, 2016 (dollars in thousands):

	Realized Gain (Loss), net
Description	Other Settlements / Expirations	Variation Margin Settlement	Mark-to-Market	Return (Recovery) of Basis	Contractual interest income (expense), net(1)	Total
Three months ended September 30, 2017
Interest rate swaps	$(38)	$9,564	$(2,028)	$92	$(1,764)	$5,826
Interest-Only Strips— accounted for as derivatives	—	—	351	(1,486)	1,816	681
Options	(957)	—	477	—	—	(480)
Futures contracts	(77)	—	—	—	—	(77)
Foreign currency forwards	45	—	(15)	—	—	30
Total return swaps	(52)	—	329	—	95	372
TBAs	577	—	288	—	—	865
Total	$(502)	$9,564	$(598)	$(1,394)	$147	$7,217

Three months ended September 30, 2016
Interest rate swaps	$(25,179)	$—	$35,878	$168	$(6,904)	$3,963
Interest rate swaptions	—	—	—	—	—	—
Interest-Only Strips— accounted for as derivatives	—	—	446	(2,827)	3,503	1,122
Options	—	—	—	—	—	—
Futures contracts	5,844	—	(8,792)	—	—	(2,948)
Foreign currency forwards	103	—	(62)	—	—	41
Foreign currency swaps	1,409	—	(1,852)	—	61	(382)
Total return swaps	2	—	(11)	—	308	299
TBAs	3,579	—	447	—	—	4,026
Total	$(14,242)	$—	$26,054	$(2,659)	$(3,032)	$6,121

	Realized Gain (Loss), net
Description	Other Settlements / Expirations	Variation Margin Settlement	Mark-to-Market	Return (Recovery) of Basis	Contractual interest income (expense), net(1)	Total
Nine months ended September 30, 2017
Interest rate swaps	$(150,593)	$(7,966)	$156,102	$378	$(12,662)	$(14,741)
Interest rate swaptions	(115)	—	—	—	—	(115)
Interest-Only Strips— accounted for as derivatives	526	—	(783)	(5,055)	6,229	917
Options	(892)	—	(134)	—	—	(1,026)
Futures contracts	(9,230)	—	2,416	—	—	(6,814)
Foreign currency forwards	25	—	43	—	—	68
Total return swaps	(552)	—	1,673	—	469	1,590
TBAs	3,148	—	938	—	—	4,086
Total	$(157,683)	$(7,966)	$160,255	$(4,677)	$(5,964)	$(16,035)

Nine months ended September 30, 2016
Interest rate swaps	$(28,784)	$—	$(35,393)	$502	$(22,409)	$(86,084)
Interest rate swaptions	(1,035)	—	1,631	—	—	596
Interest-Only Strips— accounted for as derivatives	(155)	—	(4,480)	(8,930)	11,113	(2,452)
Options	4,756	—	—	—	—	4,756
Futures contracts	19,253	—	704	—	—	19,957
Foreign currency forwards	(90)	—	8	—	—	(82)
Foreign currency swaps	5,351	—	(5,883)	—	268	(264)
Total return swaps	17	—	(2,171)	—	836	(1,318)
TBAs	12,166	—	(489)	—	—	11,677
Total	$11,479	$—	$(46,073)	$(8,428)	$(10,192)	$(53,214)

(1)	Contractual interest income (expense), net on derivative instruments includes interest settlement paid or received.

At September 30, 2017 and December 31, 2016, the Company had cash pledged as collateral for derivatives of approximately $64.0 million and approximately $206.6 million, respectively, which is reported in "Due from counterparties" in the Consolidated Balance Sheets. Effective in January 2017, variation margin of CME cleared derivatives are treated as settlements of the derivative contract as opposed to cash collateral. The September 30, 2017 cash collateral balance of $64.0 million represents upfront cash collateral upon the Company entering into the derivative transaction and cash collateral for derivatives not cleared through the CME. As a result of the change in the CME rules, the $157.9 million of previously posted cash collateral is now recorded as a reduction in the derivative liability. The Company also held cash collateral against derivatives of $0 and $470 thousand as collateral against derivatives at September 30, 2017 and December 31, 2016, respectively, which is reported in "Due to counterparties" in the Consolidated Balance Sheets.

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

Interest Rate Swaps

The following tables summarize the average fixed pay rate, average floating receive rate and average maturity for the Company’s interest rate swaps as of September 30, 2017 and December 31, 2016 (dollars in thousands):

	September 30, 2017
Remaining Interest Rate Swap Term	Notional Amount	Average Fixed Pay Rate	Average Floating Receive Rate	Average Maturity (Years)	Forward Starting
1 year or less	$105,900	0.8%	1.3%	0.1	—%
Greater than 1 year and less than 3 years	600,000	1.6%	1.3%	2.1	—%
Greater than 3 years and less than 5 years	690,000	2.0%	1.3%	4.6	—%
Greater than 5 years	1,682,300	2.5%	0.1%	10.7	95.3%
Total	$3,078,200	2.2%	0.6%	7.3	52.1%

	December 31, 2016
Remaining Interest Rate Swap Term	Notional Amount	Average Fixed Pay Rate	Average Floating Receive Rate	Average Maturity (Years)	Forward Starting
1 year or less	$105,900	0.8%	0.8%	0.8	—%
Greater than 1 year and less than 3 years	993,000	1.2%	0.9%	1.4	88.1%
Greater than 3 years and less than 5 years	1,861,700	1.9%	0.9%	3.9	36.5%
Greater than 5 years	1,701,600	3.1%	0.9%	10.5	6.5%
Total	$4,662,200	2.1%	0.9%	5.7	35.7%

As of September 30, 2017 and December 31, 2016, the Company has entered into fixed-pay forward starting interest rate swaps of approximately $1.6 billion and $1.7 billion, respectively, which have weighted average forward starting dates of 7.0 months and 4.5 months, respectively.

There were no variable pay rate interest rate swaps as of September 30, 2017. The following table summarizes the average variable pay rate, average fixed receive rate and average maturity for the Company’s interest rate swaps as of December 31, 2016 (excludes interest rate swaptions) (dollars in thousands):

	December 31, 2016
Remaining Interest Rate swap Term	Notional Amount	Average Variable Pay Rate	Average Fixed Receive Rate	Average Maturity (Years)	Forward Starting
Greater than 3 years and less than 5 years	$1,811,400	0.9%	1.4%	3.7	—%
Greater than 5 years	871,000	0.9%	2.2%	12.3	—%
Total	$2,682,400	0.9%	1.7%	6.5	—%

The Company’s agreements with certain of its bilateral interest rate swap counterparties may be terminated at the option of the counterparty, and settled at fair value, if the Company does not maintain certain equity and leverage metrics.  The most restrictive of which contain provisions which become more restrictive based upon portfolio composition.  As of September 30, 2017, the Company was in compliance with the terms of such financial tests.

Options

The Company may enter into options on U.S. Treasuries. As of September 30, 2017, the Company had long position options on U.S. Treasuries with a notional amount of $400.0 million and a fair value in an asset position of $375 thousand and short position options on U.S. Treasuries with a notional amount of $400.0 million and a fair value in a liability position of $128 thousand. As of December 31, 2016, the Company had no option contracts on U.S. Treasuries.

Futures Contracts

The Company may enter into Eurodollar, Volatility Index, and U.S. Treasury futures. As of September 30, 2017, the Company had no open contracts in U.S. Treasuries futures. As of December 31, 2016, the Company had entered into contracts to buy or long positions for U.S. Treasuries with a notional amount of $56.9 million, a fair value in an asset position of $71 thousand and an expiration date of March 2017. In addition, as of December 31, 2016, the Company had sale contracts or short positions for U.S. Treasuries with a notional amount of $176.3 million, a fair value in an liability position of $2.5 million and an expiration date of March 2017.

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

The following is a summary of the Company’s foreign currency forwards at September 30, 2017 and December 31, 2016 (dollars and euros in thousands):

	September 30, 2017
Derivative Type	Notional Amount	Notional (USD Equivalent)	Maturity	Fair Value
Buy USD/Sell EUR currency forward	€580	$697	November 2017	$10
Currency forwards, assets	€580	$697	n/a	$10
Buy EUR/Sell USD currency forward	€311	$370	November 2017	$(1)
Buy EUR/Sell USD currency forward	€269	$320	November 2017	$(2)
Currency forwards, liabilities	€580	$690	n/a	$(3)
Total currency forwards	€1,160	$1,387	n/a	$7

	December 31, 2016
Derivative Type	Notional Amount	Notional (USD Equivalent)	Maturity	Fair Value
Buy USD/Sell EUR currency forward	€710	$784	January 2017	$34
Currency forwards, assets	€710	$784	n/a	$34
Buy EUR/Sell USD currency forward	€673	$735	February 2017	$(23)
Buy EUR/Sell USD currency forward	€710	$797	January 2017	$(46)
Currency forwards, liabilities	€1,383	$1,532	n/a	$(69)
Total currency forwards	€2,093	$2,316	n/a	$(35)

To-Be-Announced Securities

The Company purchased or sold TBAs during the nine months ended September 30, 2017 and the year ended December 31, 2016. As of December 31, 2016, the Company had no contracts to purchase (“long position”) and sell (“short position”) TBAs on a forward basis. The following is a summary of the Company's long and short TBA positions reported as of September 30, 2017, in "Derivative assets, at fair value" and "Derivative liability, at fair value" in the Consolidated Balance Sheets (dollars in thousands):

	September 30, 2017
	Notional Amount	Fair Value
Sale contracts, asset	$(582,000)	$1,774
TBA securities, asset	(582,000)	1,774
Purchase contracts, liability	200,000	(836)
TBA securities, liability	200,000	(836)
TBA securities, net	$(382,000)	$938

The following table presents additional information about the Company’s contracts to purchase and sell TBAs for the nine months ended September 30, 2017 (dollars in thousands):

	Notional Amount as of	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount as of
	December 31, 2016			September 30, 2017
Purchase of TBAs	$—	$4,504,200	$(4,304,200)	$200,000
Sale of TBAs	$—	$4,886,200	$(4,304,200)	$582,000

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

Total Return Swap

In 2016, the Company entered into a total return swap and, in the future, it may continue to enter into these types of credit derivatives. This swap transfers the total return of the referenced asset, including interim cash flows and capital appreciation or depreciation from a specified price to the Company.  The total return swap has a referenced asset which is a security collateralized by residential loans with a notional amount of €51.0 million.  The Company receives interest from the referenced asset equal to EURIBOR plus 2.75% and is required to pay the counterparty EURIBOR plus 0.50% through June 23, 2019, with the spread decreasing to 0.25% through December 2019, with the spread further decreasing to 0% through the maturity date of the referenced asset in December 2020.  In February 2017, the Company terminated approximately half of its position, realizing a loss of $514 thousand. In August 2017, the Company terminated its remaining position, realizing a loss of $55 thousand.

Note 8 — Offsetting Assets and Liabilities

The following tables present information about certain assets and liabilities that are subject to master netting agreements (or similar agreements) and can potentially be offset in the Company’s Consolidated Balance Sheets at September 30, 2017 and December 31, 2016 (dollars in thousands):

	September 30, 2017
	Gross Amounts	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
Description				Financial Instruments(1)	Cash Collateral (1)
Derivative Assets
Agency and Non-Agency Interest-Only Strips, accounted for as derivatives included in MBS	$17,235	$—	$17,235	$(12,437)	$—	$4,798
Derivative asset, at fair value(2)	5,011	—	5,011	(148)	—	4,863
Total derivative assets	$22,246	$—	$22,246	$(12,585)	$—	$9,661

Derivative Liabilities and Repurchase Agreements
Derivative liability, at fair value(2)(3)	$986	$—	$986	$(148)	$(830)	$8
Repurchase Agreements(4)	3,336,256	—	3,336,256	(3,336,256)	—	—
Total derivative liability	$3,337,242	$—	$3,337,242	$(3,336,404)	$(830)	$8

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

(3)	Cash collateral pledged against the Company’s derivative counterparties was approximately $64.0 million as of September 30, 2017.

(4)	The carry value of investments pledged against the Company’s repurchase agreements was approximately $3.7 billion as of September 30, 2017.

	December 31, 2016
	Gross Amounts	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments(1)	Cash Collateral (1)
Derivative Assets
Agency and Non-Agency Interest-Only Strips, accounted for as derivatives included in MBS	$27,317	$—	$27,317	$(23,338)	$—	$3,979
Derivative asset, at fair value(2)	20,571	—	20,571	(20,500)	—	71
Total derivative assets	$47,888	$—	$47,888	$(43,838)	$—	$4,050

Derivative Liabilities and Repurchase Agreements
Derivative liability, at fair value(2)(3)	$182,158	$—	$182,158	$(20,500)	$(161,588)	$70
Repurchase Agreements(4)	2,155,644	—	2,155,644	(2,155,644)	—	—
Total derivative liability	$2,337,802	$—	$2,337,802	$(2,176,144)	$(161,588)	$70

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

For the three months ended September 30, 2017 and September 30, 2016, the Company incurred approximately $1.9 million and approximately $2.6 million in management fee, respectively. For the nine months ended September 30, 2017 and September 30, 2016, the Company incurred approximately $6.2 million and approximately $7.9 million in management fees, respectively.

In addition to the management fee, the Company is also responsible for reimbursing the Manager for certain expenses paid by the Manager on behalf of the Company as defined in the Management Agreement.  For the three months ended September 30, 2017 and September 30, 2016, the Company recorded expenses included in general and administrative expenses totaling approximately $202 thousand and approximately $186 thousand, respectively, related to reimbursable employee costs. For the nine months ended September 30, 2017 and September 30, 2016, the Company recorded expenses included in general and administrative expenses totaling approximately $1.1 million and approximately $550 thousand, respectively, related to reimbursable employee costs. Any such expenses incurred by the Manager and reimbursed by the Company, including the employee compensation expense, are typically included in the Company’s general and administrative expenses in the Consolidated Statements of Operations, or may be reflected in the Consolidated Balance Sheets and associated Consolidated Statements of Changes in Stockholders’ Equity, based on the nature of the item.  At September 30, 2017 and December 31, 2016, approximately $1.9 million and approximately $2.5 million, respectively, for management fees incurred but not yet paid was included in "Payable to affiliate" in the Consolidated Balance Sheets.  In addition, at September 30, 2017 and December 31, 2016, approximately $67 thousand and approximately $83 thousand, respectively, of reimbursable costs incurred but not yet paid was included in "Payable to affiliate" in the Consolidated Balance Sheets.

Securitized Debt Held by Affiliate

At September 30, 2017 and December 31, 2016, the Company had securitized debt related to the consolidated VIEs, with a principal balance of $11.0 million and $11.0 million, respectively (and a fair value of $11.0 million and $10.7 million, respectively) which was held by an affiliate.  The securitized debt of the VIEs can only be settled with the commercial loans that serve as collateral for the securitized debt of the VIE and is non-recourse to the Company.

Note 10 — Share-Based Payments

In conjunction with the Company’s IPO and concurrent private placement, the Company’s Board of Directors approved the Western Asset Mortgage Capital Corporation Equity Plan (the “Equity Plan”) and the Western Asset Manager Equity Plan (the “Manager Equity Plan” and collectively the “Equity Incentive Plans”). The Equity Incentive Plans include provisions for grants of restricted common stock and other equity-based awards to the Manager, its employees and employees of its affiliates and to the Company’s directors, officers and employees. The Company can issue up to 3.0% of the total number of issued and outstanding shares of its common stock (on a fully diluted basis) at the time of each award (other than any shares previously issued or subject to awards made pursuant to one of the Company’s Equity Incentive Plans) under these Equity Incentive Plans. At May 15, 2012, there were 308,335 shares of common stock initially reserved for issuance under the Equity Incentive Plans. Upon the completion of the follow on offerings, the number of shares of common stock available for issuance under the Equity Incentive Plans increased to 1,237,711. Approximately 724,961 of shares have been issued under the Equity Plans with 512,750 shares available for issuance, as of September 30, 2017.

Under the Equity Plan, the Company made the following grants during the nine months ended September 30, 2017 and the year ended December 31, 2016:

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

During the nine months ended September 30, 2017 and September 30, 2016, 152,630 and 200,983 restricted common shares vested, respectively, including shares whose issuance has been deferred under the Director Deferred Fee Plan. The Company recognized stock-based compensation expense of approximately $218 thousand and approximately $433 thousand for the three months ended September 30, 2017 and September 30, 2016, respectively. The Company recognized stock-based compensation expense of approximately $795 thousand and approximately $1.4 million for the nine months ended September 30, 2017 and September 30, 2016, respectively.  In addition, the Company had unamortized compensation expense of $107 thousand for equity awards and approximately $291 thousand for liability awards and $67 thousand for equity awards and approximately $895 thousand for liability awards at September 30, 2017 and December 31, 2016, respectively.

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

The following is a summary of restricted common stock vesting dates as of September 30, 2017 and December 31, 2016, including shares whose issuance has been deferred under the Director Deferred Fee Plan:

	September 30, 2017	December 31, 2016
Vesting Date	Shares Vesting	Shares Vesting
March 2017	—	133,334
June 2017	—	18,196
March 2018	66,667	66,667
June 2018	16,000	—
	82,667	218,197

The following table presents information with respect to the Company’s restricted stock for the nine months ended September 30, 2017, including shares whose issuance has been deferred under the Director Deferred Fee Plan:

	Shares of Restricted Stock	Weighted Average Grant Date Fair Value (1)
Outstanding at beginning of period	707,861	$17.17
Granted (2)	17,100	10.31
Cancelled/forfeited	—	—
Outstanding at end of period	724,961	$17.01
Unvested at end of period	82,667	$14.09

(1)	The grant date fair value of restricted stock awards is based on the closing market price of the Company’s common stock at the grant date.

(2)	Included 1,564 shares of restricted stock attributed to dividends on restricted stock under the Director Deferred Fee Plan.

Note 11 — Stockholders’ Equity

Warrants

On May 9, 2012, the Company entered into agreements with certain institutional investors to sell 2,231,787 warrant units. Each warrant unit consists of one share of the Company’s common stock and a warrant to purchase 0.5 of a share of the Company’s common stock, subject to adjustment. As of September 30, 2017, the adjusted exercise price of the warrants was $16.70 and there were a total of 1,232,916 warrant shares purchasable. The warrants expire on May 15, 2019.

Stock Repurchase Program

On February 25, 2016, the Board of Directors of the Company reauthorized its repurchase program of up to 2,050,000 shares of its common stock through December 31, 2017.  The original authorization expired on December 31, 2015. Purchases made pursuant to the program will be made in the open market, in privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rules 10b5-1 and 10b-18 of the Securities and Exchange Commission. The authorization does not obligate the Company to acquire any particular amount of common shares and the program may be suspended or discontinued at the Company’s discretion without prior notice. The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors.  The Company has not repurchased any shares of common stock pursuant to the authorization as of September 30, 2017.

Dividends

The following table presents cash dividends declared and paid by the Company on its common stock:

Declaration Date	Record Date	Payment Date	Amount per Share	Tax Characterization
2017
September 21, 2017	October 2, 2017	October 26, 2017	$0.31	Not yet determined
June 20, 2017	June 30, 2017	July 26, 2017	$0.31	Not yet determined
March 23, 2017	April 3, 2017	April 26, 2017	$0.31	Not yet determined

2016
December 22, 2016	January 3, 2017	January 26, 2017	$0.31	Ordinary income
September 22, 2016	October 4, 2016	October 25, 2016	$0.31	Ordinary income
June 23, 2016	July 5, 2016	July 26, 2016	$0.31	Ordinary income
March 24, 2016	April 4, 2016	April 26, 2016	$0.45	Ordinary income

Note 12 — Net Income per Common Share

The table below presents basic and diluted net income per share of common stock using the two-class method for the three and nine months ended September 30, 2017 and September 30, 2016 (dollars, other than shares and per share amounts, in thousands):

	For the three months ended September 30, 2017	For the three months ended September 30, 2016	For the nine months ended September 30, 2017	For the nine months ended September 30, 2016
Numerator:
Net income attributable to common stockholders and participating securities for basic and diluted earnings per share	$22,767	$32,282	$63,693	$13,281
Less:
Dividends and undistributed earnings allocated to participating securities	75	193	238	300
Net income allocable to common stockholders — basic and diluted	$22,692	$32,089	$63,455	$12,981

Denominator:
Weighted average common shares outstanding for basic earnings per share	41,853,134	41,719,800	41,824,318	41,678,592
Weighted average common shares outstanding for diluted earnings per share	41,853,134	41,719,800	41,824,318	41,678,592
Basic earnings per common share	$0.54	$0.77	$1.52	$0.31
Diluted earnings per common share	$0.54	$0.77	$1.52	$0.31

For the three and nine months ended September 30, 2017 and September 30, 2016, the Company excluded the effects of the warrants from the computation of diluted earnings per share since the average market value per share of the Company’s common stock was below the exercise price of the warrants.

Note 13 — Income Taxes

As a REIT, the Company is not subject to federal income tax to the extent that it makes qualifying distributions to its stockholders and satisfies on a continuing basis, through actual investment and operating results, the REIT requirements including certain asset, income and stock ownership tests.

Based on the Company’s analysis of any potential uncertain income tax positions, the Company concluded that it does not have any uncertain tax positions that meet the recognition or measurement criteria as of September 30, 2017.  The Company files U.S. federal and state income tax returns.  As of September 30, 2017, U.S. federal tax returns filed by the Company for 2015, 2014 and 2013 and state tax returns filed for 2015, 2014, 2013 and 2012 are open for examination pursuant to relevant statutes of limitation. In the event that the Company incurs income tax related interest and penalties, the Company’s policy is to classify them as a component of its provision for income taxes.

Deferred Tax Asset

As of September 30, 2017, the Company recorded a deferred tax asset of approximately $8.5 million relating to capital loss carryforward and temporary differences as a result of the timing of income recognition of certain investments held in the TRS. The capital loss carryforwards and temporary differences may only be recognized to the extent of capital gains. There is uncertainty as to the TRS ability to recognize capital gains in the future, however, the Company can utilize a carryback to 2015. As a result, the Company has concluded it is more likely than not the deferred tax asset will not be realized and has recorded a valuation allowance of $8.5 million.

In addition, the REIT generated net operating losses ("NOL's") related its interest rate swap terminations and for its California return a portion of the NOL's is apportioned to the TRS. The Company recording a deferred state tax asset of $10.4 million in the REIT and $899 thousand in the TRS. The TRS can carryback the NOL's to each of the two preceding years and receive a refund for taxes paid. As a result, the Company has concluded it is more likely than not the deferred tax asset will not be realized with the exception of the TRS carryback to 2015 and has recorded a combined valuation allowance of $10.9 million.

Income Tax Provision

Subject to the limitation under the REIT asset test rules, the Company is permitted to own up to 100% of the stock of one or more TRS. Currently, the Company owns one TRS that is taxable as a corporation and is subject to federal, state and local income tax on its net income at the applicable corporate rates. The TRS, which was formed in Delaware on July 28, 2014, is a limited liability company and a wholly-owned subsidiary of the Company. During the three and nine months ended September 30, 2017, the Company recorded a federal and state tax benefit of approximately $1.2 million and a federal and state tax provision of approximately $1.3 million, respectively, which is recorded in "Income tax provision (benefit)" in the Consolidated Statements of Operations.

Effective Tax Rate

The Company's effective tax rate differs from its combined federal and state income tax rate primarily due to the deduction of dividends distributions to be paid under Code Section 857(a).

Note 14 — Contingencies

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. Management is not aware of any material contingencies at September 30, 2017.

Note 15 — Subsequent Events

In October 2017, the Company issued $115 million aggregate principal amount of 6.75% convertible senior unsecured notes, including the underwriter’s overallotment option to purchase an additional $15 million aggregate principal of the notes. The notes pay interest semiannually in arrears. The Company received proceeds of $111.6 million from the offerings, net of underwriting discounts and commissions, which will be amortized through interest expense over the life of the notes. The notes mature on October 1, 2022, unless earlier converted, redeemed or repurchased by the holders pursuant to their terms, and are not redeemable by the Company except during the final three months prior to maturity.

The notes are convertible into, at the Company's election, cash, shares of the Company's common stock or a combination of both, subject to the satisfaction of certain conditions and during specified periods. The conversion rate is subject to adjustment upon the occurrence of certain specified events and the holders may require the Company to repurchase all or any portion of their notes for cash equal to 100% of the principal amount of the notes, plus accrued and unpaid interest, if the Company undergoes a fundamental change as specified in the agreement. The initial conversion rate was 83.1947 shares of common stock per $1,000 principal amount of notes and represented a conversion price of $12.02 per share of common stock.

ASC 470-20 "Debt/Debt with Conversion and Other Options" requires that convertible debt instruments with cash settlement features, including partial cash settlement, account for the liability component and equity component (conversion feature) of the instrument separately. The initial value of the liability component will reflect the present value of the discounted cash flows using the nonconvertible debt borrowing rate at the time of issuance. The debt discount represents the difference between the proceeds received from the issuance and the initial carrying value of the liability component, which is accreted back to the notes principal amount through interest expense over the life of the notes.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING INFORMATION

The Company makes forward-looking statements herein and will make forward-looking statements in future filings with the Securities and Exchange Commission (the “SEC”), press releases or other written or oral communications within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  For these statements, the Company claims the protections of the safe harbor for forward-looking statements contained in such sections.  Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond the Company’s control.  These forward-looking statements include information about possible or assumed future results of the Company’s business, financial condition, liquidity, results of operations, plans and objectives.  When the Company uses the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions, the Company intends to identify forward-looking statements.  Statements regarding the following subjects, among others, may be forward-looking: market trends in the Company’s industry, interest rates, real estate values, the debt securities markets, the U.S. housing and the U.S. and foreign commercial real estate markets or the general economy or the market for residential and/or commercial mortgage loans; the Company’s business and investment strategy; the Company’s projected operating results; actions and initiatives of the U.S. Government and changes to U.S. Government policies and the execution and impact of these actions, initiatives and policies; the state of the U.S. and to a lesser extent, international economy generally or in specific geographic regions; economic trends and economic recoveries; the Company’s ability to obtain and maintain financing arrangements, including under the Company's repurchase agreements, a form of secured financing, and securitizations; the current potential return dynamics available in residential mortgage-backed securities (“RMBS”), and commercial mortgage-backed securities (“CMBS” and collectively with RMBS, “MBS”); the level of government involvement in the U.S. mortgage market; the anticipated default rates on Non-Agency MBS (as defined herein), Residential and Commercial Whole-Loans and Residential Bridge Loans; the loss severity on Non-Agency MBS; the return of the Non-Agency RMBS, Non-Agency CMBS and asset-backed securities (“ABS”) securitization markets; the general volatility of the securities markets in which the Company participates; changes in the value of the Company’s assets; the Company’s expected portfolio of assets; the Company’s expected investment and underwriting process; interest rate mismatches between the Company’s target assets and any borrowings used to fund such assets; changes in interest rates and the market value of the Company’s target assets; changes in prepayment rates on the Company’s target assets; effects of hedging instruments on the Company’s target assets; rates of default or decreased recovery rates on the Company’s target assets; the degree to which the Company’s hedging strategies may or may not protect the Company from interest rate volatility; the impact of and changes in governmental regulations, tax law and rates, accounting guidance and similar matters; the Company’s ability to maintain the Company’s qualification as a real estate investment trust for U.S. federal income tax purposes; the Company’s ability to maintain its exemption from registration under the Investment Company Act of 1940, as amended (the “1940 Act”); the availability of opportunities to acquire Agency RMBS, Non-Agency RMBS, CMBS, Residential and Commercial Whole-Loans, Residential and Commercial Bridge Loans and other mortgage assets; the availability of qualified personnel; estimates relating to the Company’s ability to make distributions to its stockholders in the future; and the Company’s understanding of its competition.

The forward-looking statements are based on the Company’s beliefs, assumptions and expectations of its future performance, taking into account all information currently available to it.  Forward-looking statements are not predictions of future events.  These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to the Company.  Some of these factors, are described in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein and in the Company’s annual report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 7, 2017. These and other risks, uncertainties and factors, including those described in the annual, quarterly and current reports that the Company files with the SEC, could cause its actual results to differ materially from those included in any forward-looking statements the Company makes.  All forward-looking statements speak only as of the date they are made.  New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect the Company.  Except as required by law, the Company is not obligated to, and does not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

At September 30, 2017, our investment portfolio was comprised of approximately $1.1 billion of Agency RMBS (including approximately $27.3 million of Agency RMBS Interest-Only Strips), approximately $2.1 billion of Agency CMBS (including approximately $6.0 million of Agency CMBS Interest-Only Strips), approximately $64.4 million of Non-Agency RMBS, approximately $278.5 million of Non-Agency CMBS, approximately $122.7 million of other securities, approximately $191.4 million of Residential Whole-Loans and approximately $54.9 million of Residential Bridge Loans.  In addition, we hold a controlling financial interest in a CMBS trust with a principal balance of approximately $14.0 million, which resulted in the consolidation of the assets and liabilities of the trust.  As a result of the consolidation of the CMBS trust, our holdings included a $25.0 million securitized commercial loan.

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

As of September 30, 2017, we had entered into master repurchase agreements or MRAs with 27 counterparties. As of September 30, 2017, we had approximately $3.3 billion of borrowings outstanding under our repurchase agreements collateralized by approximately $3.7 billion of our investments.  We have approximately $1.5 billion of interest rate swaps to effectively fix the interest rate of our borrowings under our repurchase agreements; excluding the net forward starting interest rate swap of $1.6 billion. As of September 30, 2017, our aggregate debt-to-equity ratio was approximately 7.3 to 1. The debt-to-equity ratio is not a comprehensive statement of overall investment portfolio leverage which is affected by any leverage embedded in TBAs and derivative instruments.

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

Factors Impacting Our Operating Results

Our results of operations are affected by a number of factors and primarily depend on, among other things, the size of our investment portfolio, our net interest income, changes in the market value of our investments, derivative instruments and to a lesser extent realized gains and losses on the sale of our investments and termination of our derivative instruments. Our overall performance is also impacted by the supply and demand for our target assets in the market, the terms and availability of financing for such assets, general economic conditions, the impact of U.S Government actions that affect the real estate and mortgage sectors, and the unanticipated credit events experienced by borrowers whose loans are included in our MBS, as well as our Residential and Commercial Whole-Loan and Residential Bridge Loan borrowers.

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

Our current expectations are for ongoing slow but steady economic growth and moderate inflation, both in the U.S. and abroad. During the quarter, the Federal Reserve kept the federal funds rate unchanged and maintained a slow and steady path of monitory policy normalization. Presidents Trump's nomination of Jerome Powell as the next Federal Reserve chair is predicted to bring little change to the central bank's incremental rate increases and monetary policy normalization. As a result of less policy uncertainty, as it relates to the Federal Reserve’s balance sheet reduction plan, the performance of Agency RMBS was strong during the quarter with spreads tightening. However, we still believe the Agency RMBS sector is at risk for spread widening longer term. Against this backdrop, the fundamentals in the U.S. housing market remain strong and spreads for most mortgages remained supported during the quarter despite three significant hurricanes We believe that a balanced portfolio consisting of Agency CMBS, Agency RMBS, Whole-Loans, Bridge Loans and other credit-sensitive investments continues to be appropriate. We continue to be constructive on the commercial real estate sector with a focus on single asset/single borrower transactions. Our Manager will continue to actively manage the portfolio and reallocate capital as it believes appropriate.

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

Our target assets are Agency CMBS, Agency RMBS (including TBAs), Non-Agency CMBS, Non-Agency RMBS, Residential and Commercial Whole-Loans, Residential and Commercial Bridge Loans, Risk Sharing Securities, Non U.S. CMBS and ABS.  We do not have specific investment guidelines providing for precise minimum or maximum allocations to any sector other than those necessary for maintaining our qualification as a REIT and our exemption from the 1940 Act.  These regulatory limits restrict our ability to shift away from investments that do not qualify as real estate assets. Accordingly, subject to these limits, allocations to various sectors may vary significantly with market constraints and our Manager’s investment views.  Our Manager has not and does not expect to purchase securities on our behalf with a view to selling them shortly after purchase.  However, in order to maximize returns and manage portfolio risk while remaining opportunistic, we may dispose of securities earlier than anticipated or hold securities longer than anticipated depending upon prevailing market conditions, credit performance, availability of leverage or other factors regarding a particular asset and/or our capital position.

As of September 30, 2017, our investment portfolio, excluding the securitized commercial loan from a consolidated VIE, was comprised of 53.5% of Agency CMBS, 28.4% of Agency RMBS, 7.1% of Non-Agency CMBS, 4.9% of Residential Whole-Loans, 3.1% of other securities, 1.6% of Non-Agency RMBS and 1.4% of Residential Bridge Loans.

Our Target Assets

Agency CMBS. — Fixed and floating rate CMBS, for which the principal and interest payments are guaranteed by a U.S. Government agency or U.S. Government-sponsored entity, but for which the underlying mortgage loans are secured by real property other than single family residences. These may include, but are not limited to Fannie Mae DUS (Delegated Underwriting and Servicing) MBS, Freddie Mac Multifamily Mortgage Participation Certificates, Ginnie Mae project loan pools, and/or CMOs structured from such collateral.

Agency RMBS. — Agency RMBS, which are RMBS for which the principal and interest payments are guaranteed by a U.S. Government agency, such as the Government National Mortgage Association (“GNMA” or “Ginnie Mae”), or a U.S. Government-sponsored entity ("GSE"), such as the Federal National Mortgage Association (“FNMA” or “Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“FHLMC” or “Freddie Mac”).  The Agency RMBS we acquire can be secured by fixed-rate mortgages, adjustable-rate mortgages or hybrid adjustable-rate mortgages. Fixed-rate mortgages have interest rates that are fixed for the term of the loan and do not adjust. The interest rates on adjustable-rate mortgages generally adjust annually (although some may adjust more frequently) to an increment over a specified interest rate index. Hybrid adjustable-rate mortgages have interest rates that are fixed for a specified period of time (typically three, five, seven or ten years) and, thereafter, adjust to an increment over a specified interest rate index. Adjustable-rate mortgages and hybrid adjustable-rate mortgages generally have periodic and lifetime constraints on the amount by which the loan interest rate can change on any predetermined interest rate reset date.

Non-Agency RMBS. — RMBS that are not guaranteed by a U.S. Government agency or U.S. Government-sponsored entity, with an emphasis on securities that when originally issued were rated in the highest rating category by one or more of the nationally recognized statistical rating organizations. The mortgage loan collateral for Non-Agency RMBS consists of residential mortgage loans that do not generally conform to underwriting guidelines issued by a U.S. Government agency or U.S. Government-sponsored entity due to certain factors, including mortgage balances in excess of Agency underwriting guidelines, borrower characteristics, loan characteristics and/or level of documentation, and therefore are not issued or guaranteed by a U.S. Government agency or U.S. Government-sponsored entity. The mortgage loan collateral may be classified as subprime, Alternative-A or prime depending on the borrower’s credit rating and the underlying level of documentation. Non-Agency RMBS may be secured by fixed-rate mortgages, adjustable-rate mortgages or hybrid adjustable-rate mortgages.

Non-Agency CMBS. — Fixed and floating rate CMBS for which the principal and interest payments are not guaranteed by a U.S. Government agency or U.S. Government-sponsored entity.  We do not have an established minimum current rating requirement for such investments.

Non U.S. CMBS. —  CMBS which is not guaranteed by a U.S. Government agency or U.S. Government-sponsored entity and which is secured by commercial real estate located outside of the U.S.  Although our Manager believes that these investments can provide attractive risk-reward opportunities and offer additional asset diversification, investing in international real estate has a number of additional risks, including but not limited to currency risk, political risk and the legal risk of investing in jurisdiction(s) with varying laws and regulations and potential tax implications.  See Item 3: Quantitative and Qualitative Disclosures about Market Risk — Foreign Investment Risk and Currency Risk, herein.

Risk Sharing Securities Issued by Fannie Mae and Freddie Mac. — From time to time we have invested and may in the future continue to invest in risk sharing securities issued by Fannie Mae and Freddie Mac.  Principal and interest payments on these securities are based on the performance of a specified pool of Agency residential mortgages. The payments due on these securities, however, are not secured by the referenced mortgages, but are full faith and credit obligations of Fannie Mae or Freddie Mac respectively.  Investments in these securities generally are not qualifying assets for purposes of the 75% real estate asset test applicable to REITs and generally do not generate qualifying income for purposes of the 75% real estate income test applicable to REITs. As a result, we may be limited in our ability to invest in such assets.

TBAs. — We may utilize TBAs, in order to invest in Agency RMBS. Pursuant to these TBAs, we agree to purchase (or deliver), for future settlement, Agency RMBS with certain principal and interest terms and certain underlying collateral, but the particular Agency RMBS to be delivered is not identified until shortly before the TBA settlement date. Our ability to invest in Agency RMBS through TBAs may be limited by the 75% real estate income and asset tests applicable to REITs.

Mortgage pass-through certificates. — Mortgage pass-through certificates are securities representing interests in “pools” of mortgage loans secured by residential real property where payments of both interest and scheduled principal, plus pre-paid principal, on the underlying loan pools are made monthly to holders of the securities, in effect “passing through” monthly payments made by the individual borrowers on the mortgage loans that underlie the securities, net of fees paid to the issuer/guarantor of the securities and servicers of the underlying mortgages.

Interest-Only Strips or IOs. — This type of security entitles the holder only to payments of interest based on a notional principal balance. The yield to maturity of Interest-Only Strips is extremely sensitive to the rate of principal payments (particularly prepayments) on the underlying pool of mortgages. We invest in these types of securities primarily to take advantage of particularly attractive prepayment-related or structural opportunities in the MBS markets, as well as to help manage the duration of our overall portfolio.

Inverse Interest-Only Strips or IIOs. — This type of security has a coupon with an inverse relationship to its index and is subject to caps and floors. Inverse Interest-Only MBS entitles the holder to interest only payments based on a notional principal balance, which is typically equal to a fixed rate of interest on the notional principal balance less a floating rate of interest on the notional principal balance that adjusts according to an index subject to set minimum and maximum rates. The current yield of Inverse Interest-Only MBS will generally decrease when its related index rate increases and increase when its related index rate decreases.

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

Residential Bridge Loans. — Residential Bridge Loans are mortgages secured by non owner occupied single family and multi-family residences, typically short-term, held directly by us or through structured Non-Agency RMBS programs crafted specifically for us and other clients of our Manager.  These loans are held in a consolidated trust with us holding the beneficial interest in the trust.  We may in the future securitize these loan interests, selling more senior interests in the pool of loans and retaining residual portions.

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

Commercial Mezzanine Loans. — Commercial mezzanine loans are generally structured to represent a senior position in the borrower’s equity in, and subordinate to a first mortgage loan, on a property. These loans are generally secured by pledges of ownership interests, in whole or in part, in entities that directly or indirectly own the real property. At times, mezzanine loans may be secured by additional collateral, including letters of credit, personal guarantees, or collateral unrelated to the property. Mezzanine loans may be structured to carry either fixed or floating interest rates as well as carry a right to participate in a percentage of gross revenues and a percentage of the increase in the fair market value of the property securing the loan. Mezzanine loans may also contain prepayment lockouts, penalties, minimum profit hurdles and other mechanisms to protect and enhance returns to the lender. Mezzanine loans usually have maturities that match the maturity of the related mortgage loan but may have shorter or longer terms.

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

ABS. — Debt and/or equity tranches of securitizations backed by various asset classes including, but not limited to, aircrafts, automobiles, credit cards, equipment, franchises, recreational vehicles and student loans. Investments in ABS generally are not qualifying assets for purposes of the 75% real estate asset test applicable to REITs and generally do not generate qualifying income for purposes of the 75% real estate income test applicable to REITs. As a result, we may be limited in our ability to invest in such assets.

Other investments. — In addition to MBS, our principal investment, and ABS from time to time, we may also make other investments in securities, which our Manager believes will assist us in meeting our investment objective and are consistent with our overall investment policies.  These investments will normally be limited by the REIT requirements that 75% our assets be real estate assets and that 75% of our income be generated from real estate, thereby limiting our ability to invest in such assets.

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

We primarily finance our investments through repurchase agreements for which we pledge our assets. Our repurchase agreements have maturities generally ranging from one to three months, but in some cases longer. The amount borrowed under our repurchase agreements is a specified percentage of the asset’s fair value, which is dependent on the collateral type.  The portion of the pledged collateral held by the counterparty in excess of the amount borrowed under the repurchase agreement is the margin requirement for that borrowing.  Repurchase agreements involve the transfer of the pledged collateral to a counterparty at an agreed upon price in exchange for such counterparty’s simultaneous agreement to return the same security back to the borrower at a future date (i.e., the maturity of the borrowing). Under our repurchase agreements, we retain beneficial ownership of the pledged collateral, while the counterparty maintains custody of such collateral.  At the maturity of a repurchase financing, unless the repurchase financing is renewed with the same counterparty, we are required to repay the loan, including any accrued interest, and concurrently reacquire custody of the pledged collateral or, with the consent of the counterparty, we may renew the repurchase financing at the then prevailing market interest rate and terms

Volatility in the mortgage markets may create additional stress on the overall liquidity of the Company due to the long-term nature of its assets and the short-term nature of its liabilities.  In an instance of severe volatility, or where the additional stress on liquidity resulting from volatility is sustained over an extended period of time, the Company could be required to sell assets, possibly even at a loss, to generate sufficient liquidity to satisfy collateral and margin requirements which could have a material adverse effect on the Company’s financial position, results of operations and cash flows. Margin calls from counterparties are routinely experienced by us when the fair value of our existing pledged collateral declines as a result of principal amortization and prepayments or due to changes in market interest rates, spreads or other market conditions.  As a result, the counterparty will require that we pledge additional securities and/or cash as collateral to secure our borrowings under repurchase financing.  In certain circumstances, we also may make margin calls on our counterparties when collateral values increase.  As of September 30, 2017, we had $25.0 million of cash collateral held by our repurchase agreement counterparties and we have satisfied all of our margin calls.

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
Critical Accounting Policies

The consolidated financial statements include our accounts, those of our consolidated subsidiary, our wholly-owned TRS and certain variable interest entities (“VIEs”) in which we are the primary beneficiary.  All intercompany amounts have been eliminated in consolidation.  In accordance with GAAP, our consolidated financial statements require the use of estimates and assumptions that involve the exercise of judgment and use of assumptions as to future uncertainties.  In accordance with SEC guidance, the following discussion addresses the accounting policies that we currently apply. Our most critical accounting policies will involve decisions and assessments that could affect our reported assets and liabilities, as well as our reported revenues and expenses. We believe that all of the decisions and assessments upon which our consolidated financial statements have been based were reasonable at the time made and based upon information available to us at that time. For a review of recent accounting pronouncements that may impact our results of operations, see Note 2 of our “Notes to Consolidated Financial Statements (Unaudited)”.

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

Recent Accounting Pronouncements

Description	Effective Date	Effect on Financial Statements

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
First quarter 2018 and permits the use of either the full retrospective or modified retrospective method.
Our revenue is mainly derived from interest income on our investments and to a lesser extent gains on sales of investments, which are not impacted by this standard. Therefore, the adoption of this standard is not expected to have a material impact on our consolidated financial statements.

In January 2016, the FASB issued ASU 2016-1, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The guidance improves certain aspects of recognition, measurement, presentation, and disclosure of financial instruments.
First quarter 2018.
The standard does not change the guidance for classifying and measuring investments in debt securities and loans. Therefore, the adoption of this standard is not expected to have a material impact on our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This standard significantly changes how an entity will measure credit losses for most financial assets and certain other instruments that aren't measured at fair value through the income statement. The standard will replace the current "incurred loss" approach with an "expected loss" model for instruments measured at amortized cost. For available for sale debt securities, entities will be required to record an allowance rather than reduce the carrying amount, as is currently done under the other than temporary impairment model. It also simplifies the accounting model for purchased credit impaired debt securities and loans.
	First quarter 2020.	We are evaluating the impact the standard may have on our consolidated financial statements when adopted.

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments (Topic 230)." The guidance is intended to reduce diversity in practice in how certain transactions are classified on the statement of cash flows
	First quarter 2018 and requires retrospective adoption.	We are evaluating the impact the standard may have on our Consolidated Statements of Cash Flows when adopted.

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
	First quarter 2018 and requires retrospective adoption.	We currently do not have restricted cash. Therefore, the adoption of this standard is not expected to have a material impact on our Consolidated Statements of Cash Flows.

In January 2017, the FASB issued ASU 2017-01 "Business Combinations (Topic 805): Clarifying the Definition of a Business." This ASU provides a more robust framework to use in determining when a set of assets and activities constitutes a business.
	First quarter 2020. The guidance should be applied prospectively on or after the effective date.	We do not believe the adoption of this standard will have a material impact on our consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09 "Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting." The amendments in this update provide guidance about which changes to the terms or conditions of a shared-based payment award require an entity to apply modification accounting in Topic 718.
	First quarter 2018.	We do not believe the adoption of this standard will have a material impact on our consolidated financial statements.

In July 2017, the FASB issued ASU 2017-11 "Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivative and Hedges (Topic 815): Part I - Accounting for Certain Financial Instruments with Down Round Features and Part II - Replacement of the Indefinite Deferral for Mandatory Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatory Redeemable Noncontrolling Interest with a Scope Exception". Part I of this update changes the classification analysis of certain financial instruments (such as warrants and convertible instruments) with down round features. Down round features are features of certain equity-linked financial instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. Entities that present earnings per share are required to recognize the effect of the down round feature when it is triggered. The amendments in Part II of this update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect.
	First quarter 2019.	We are evaluating the impact the standard will have on our consolidated financial statements.

Investments

Our Current Investment Portfolio

The following table presents certain information about our investment portfolio at September 30, 2017 (dollars in thousands):

	Principal Balance	Unamortized Premium (Discount)	Discount Designated as Credit Reserve and OTTI	Amortized Cost	Unrealized Gain (Loss)	Carrying Value(4)	Net Weighted Average Coupon
Agency RMBS
20-Year mortgage
Coupon Rate:
3.50%	$31,291	$1,481	$—	$32,772	$10	$32,782	3.5%
4.00%	118,679	6,315	—	124,994	1,502	126,496	4.0%
	149,970	7,796	—	157,766	1,512	159,278	3.9%
30-Year mortgage
Coupon Rate:
3.00%	23,788	111	—	23,899	—	23,899	3.0%
4.00%	245,220	14,990	—	260,210	448	260,658	4.0%
4.50%	192,641	14,128	—	206,769	4,213	210,982	4.5%
5.00%	43,066	5,038	—	48,104	—	48,104	5.0%
5.50%	1,872	326	—	2,198	(125)	2,073	5.5%
6.00%	2,152	248	—	2,400	80	2,480	6.0%
	508,739	34,841	—	543,580	4,616	548,196	4.2%

40-Year mortgage	374,844	11,062	—	385,906	1,189	387,095	3.5%

Agency RMBS IOs and IIOs(1)	N/A	N/A	N/A	15,416	621	16,037	3.0%
Agency RMBS IOs and IIOs accounted for as derivatives (1)(2)	N/A	N/A	N/A	N/A	N/A	11,219	2.9%
	N/A	N/A	N/A	15,416	621	27,256	3.0%

Agency CMBS	2,087,948	2,147	—	2,090,095	13,090	2,103,185	2.9%
Agency CMBS Interest-Only Strips(1)	N/A	N/A	N/A	—	30	30	3.2%
Agency CMBS IOs and IIOs accounted for as derivatives (1)(2)	N/A	N/A	N/A	N/A	N/A	6,016	0.5%
	2,087,948	2,147	—	2,090,095	13,120	2,109,231	2.7%
Subtotal Agency	3,121,501	55,846	—	3,192,763	21,058	3,231,056	3.1%

Non-Agency RMBS	81,504	(802)	(22,262)	58,440	5,922	64,362	3.1%

Non-Agency CMBS	376,215	(60,850)	(25,342)	290,023	(11,512)	278,511	4.8%
Subtotal Non-Agency	457,719	(61,652)	(47,604)	348,463	(5,590)	342,873	4.5%

Other securities(3)	92,302	5,340	(5,225)	115,845	6,806	122,651	7.3%
Subtotal MBS and Other securities	3,671,522	(466)	(52,829)	3,657,071	22,274	3,696,580	3.3%

Whole-Loans
Residential Whole-Loans	187,521	257	—	187,778	3,661	191,439	4.5%
Residential Bridge Loans	54,716	196	—	54,912	N/A	54,912	10.0%
Securitized commercial loan	24,941	—	—	24,941	11	24,952	9.0%
Subtotal Whole-Loans	267,178	453	—	267,631	3,672	271,303	6.1%
Total Portfolio	$3,938,700	$(13)	$(52,829)	$3,924,702	$25,946	$3,967,883	3.5%

(1) IOs and IIOs have no principal balances and bear interest based on a notional balance.  The notional balance is used solely to determine interest distributions on interest-only class of securities.  At September 30, 2017, the notional balance for Agency RMBS IOs and IIOs, Agency RMBS IOs and IIOs accounted for as derivatives, Agency CMBS IOs and IIOs and Agency CMBS IOs and IIOs accounted for as derivatives was $166.2 million, $131.8 million, $5.3 million and $193.8 million, respectively.
(2) Interest on these securities is reported as a component of "Gain (loss) on derivative instruments, net" in our Consolidated Statements of Operations.
(3) Other securities include residual interests in asset-backed securities which have no principal balance and an amortized cost of approximately $23.4 million.
(4) All investments are carried at their fair value with the exception of the residential bridge loans, which are carried at their amortized cost.

The following table summarizes our investment portfolio according to their estimated weighted average life as of September 30, 2017 (dollars in thousands):

Weighted Average Life	Carrying Value(1)	Net Weighted Average Coupon
Less than or equal to three years	$373,484	5.8%
Greater than three years and less than or equal to five years	138,062	2.3%
Greater than five years and less than or equal to 10 years	2,854,797	3.3%
Greater than 10 years	601,540	3.8%
Total	$3,967,883	3.5%

(1)	All investments are carried at their fair value with the exception of the residential bridge loans, which are carried at their amortized cost.

Our Agency Portfolio

The following table summarizes certain characteristics of our Agency portfolio by issuer and investment category as of September 30, 2017 (dollars in thousands):

	Principal Balance	Amortized Cost	Fair Value	Net Weighted Average Coupon (1)
Agency RMBS 20-Year, 30-Year and 40-Year
Fannie Mae	$824,774	$867,416	$873,021	3.9%
Freddie Mac	208,779	219,836	221,548	3.9%
Total Agency RMBS 20-Year, 30-Year and 40-Year	1,033,553	1,087,252	1,094,569	3.9%
Agency RMBS IOs and IIOs (2)
Fannie Mae	N/A	6,605	7,095	3.5%
Freddie Mac	N/A	5,013	5,024	2.5%
Ginnie Mae	N/A	3,798	3,918	3.1%
Total Agency RMBS IOs and IIOs (2)	N/A	15,416	16,037	3.0%
Agency RMBS IOs and IIOs accounted for as derivatives(2)
Fannie Mae	N/A	N/A	8,488	2.6%
Freddie Mac	N/A	N/A	1,453	3.3%
Ginnie Mae	N/A	N/A	1,278	4.6%
Total Agency RMBS IOs and IIOs accounted for as derivatives (2)	N/A	N/A	11,219	2.9%
Total: Agency RMBS	1,033,553	1,102,668	1,121,825	3.7%

Agency CMBS
Fannie Mae	2,087,948	2,090,095	2,103,185	2.9%
Agency CMBS IOs and IIOs (2)
Fannie Mae	N/A	—	30	3.2%
Agency CMBS IOs and IIOs accounted for as derivatives (2)
Ginnie Mae	N/A	N/A	6,016	0.5%
Total: Agency CMBS	2,087,948	2,090,095	2,109,231	2.7%
Total	$3,121,501	$3,192,763	$3,231,056	3.1%

(1)	Net weighted average coupon as of September 30, 2017 is presented net of servicing and other fees.

(2)	IOs and IIOs have no principal balances and bear interest based on a notional balance. The notional balance is used solely to determine interest distributions on the interest-only class of securities.

The following table details the constant prepayment rates for our Agency portfolio as of September 30, 2017, based on our Manager’s estimates which are based on third party models, as adjusted by our Manager, and are updated quarterly on a prospective basis:

Constant Prepayment Rates	Low	High
Agency RMBS
20-Year mortgage	8.54%	14.02%
30-Year mortgage	7.35%	16.96%
40-Year mortgage	8.52%	9.33%
Agency RMBS IOs and IIOs	6.97%	21.38%
Agency RMBS IOs and IIOs accounted for as derivatives	6.69%	22.80%
Agency CMBS and Agency CMBS IOs and IIOs(1)	N/A	N/A
Agency CMBS IOs accounted for as derivatives(1)	N/A	N/A

(1)	CMBS generally include prepayment restrictions; therefore, there are no Constant Prepayment Rates available.

Our Non-Agency Portfolio

The following table presents the fair value and weighted average purchase price for each of our Non-agency RMBS categories, including IOs accounted for as derivatives, together with certain of their respective underlying loan collateral attributes and current performance metrics as of September 30, 2017 (fair value dollars in thousands):

		Weighted Average
Category	Fair Value	Purchase Price	Life (Years)	Original LTV	Original FICO	60+ Day Delinquent	6-Month CPR
Alt-A	$56,044	$77.86	6.6	74.8%	708	19.1%	13.4%
Subprime	8,318	58.57	8.2	77.4%	598	19.0%	6.3%
Total	$64,362	$75.37	6.8	75.2%	694	19.1%	12.4%

The following table presents certain characteristics of our Non-Agency CMBS portfolio as of September 30, 2017 (dollars in thousands):

		Principal		Weighted Average
Type	Vintage	Balance	Fair Value	Life (Years)	Original LTV
Conduit:
	2006-2009	$164,097	$137,477	2.8	71.8%
	2010-2016	177,245	111,283	8.3	64.0%
		341,342	248,760	5.3	68.3%
Single Asset:
	2010-2016	34,873	29,751	6.0	60.4%
Total		$376,215	$278,511	5.3	67.5%

The following table summarizes the credit ratings of our Non-agency RMBS, Non-agency CMBS and other securities, based on fair value, as of September 30, 2017:

	Percentage
Credit Rating (1)	Non-Agency CMBS	Non-Agency RMBS	Other Securities
B	5.4%	—%	—%
B-	3.5%	—%	—%
Below B	35.2%	77.9%	—%
Not Rated	55.9%	22.1%	100.0%
Total	100.0%	100.0%	100.0%

(1)
For securities for which one or two ratings are obtained, the lower rating is used. For securities for which three ratings are obtained, the middle rating is used. Ratings are obtained either from S&P or other rating agencies, stated in terms of the S&P equivalent.

The following table details information for our Non-Agency and other securities portfolio as of September 30, 2017, based on our Manager’s estimates which are based on third party models, as adjusted by our Manager, and are updated quarterly on a prospective basis:

	Cumulative Default		Cumulative Severity		Cumulative 5-Year CRR (1)
	Low	High	Low	High	Low	High
Non-Agency RMBS	0.31%	9.49%	26.24%	100.00%	3.23%	13.91%
Other securities	0.66%	1.92%	—%	100.00%	8.42%	10.93%

(1)	Conditional Repayment Rate

The mortgages underlying our Non-Agency RMBS and Non-Agency CMBS are located in various states across the United States and other countries. The following table presents the five largest concentrations by location for the mortgages collateralizing our Non-Agency RMBS and Non-Agency CMBS as of September 30, 2017, based on fair value (dollars in thousands):

	Non-Agency RMBS			Non-Agency CMBS
	Concentration	Fair Value		Concentration	Fair Value
California	35.3%	$22,750	New York	12.6%	$35,178
Florida	10.6%	6,822	California	8.0%	22,415
New York	9.3%	5,993	Florida	7.5%	21,024
Virginia	9.2%	5,898	Illinois	7.2%	20,036
Maryland	4.4%	2,863	Texas	5.5%	15,245

Our Whole-Loan Portfolio

Residential Whole-Loans

Our Residential Whole-Loans are comprised of non-qualifying, mostly adjustable rate mortgages with low LTVs generally up to 80%.  The following table presents certain information about our Residential Whole-Loans investment portfolio at September 30, 2017 (dollars in thousands):

			Weighted Average
Current Coupon Rate	Number of Loans	Principal Balance	Original LTV	Original FICO Score(1)	Expected Life (years)	Contractual Maturity (years)	Coupon Rate
3.01 – 4.00%	94	$40,696	54.4%	750	1.6	28.3	3.9%
4.01 – 5.00%	246	92,170	55.4%	725	1.4	26.2	4.4%
5.01 – 6.00%	138	51,635	57.4%	723	1.5	26.6	5.2%
6.01 – 7.00%	5	3,020	71.2%	738	1.3	20.4	6.3%
Total	483	$187,521	56.0%	731	1.4	26.6	4.5%

(1)
The original FICO score is not available for 140 loans with a principal balance of approximately $56.6 million at September 30, 2017. We have excluded those loans from the weighted average computation.

The following table presents the U.S. states in which the collateral securing our Residential Whole-Loans at September 30, 2017, based on principal balance, is located (dollars in thousands):

	State Concentration	Principal Balance
California	70.0%	$131,403
New York	19.1%	35,877
Washington	5.0%	9,290
Massachusetts	4.9%	9,175
Georgia	0.7%	1,266
Other	0.3%	510
Total	100.0%	$187,521

Residential Bridge Loans

Our Residential Bridge Loans are comprised of short-term fixed rate mortgages with low LTVs generally up to 80%. The following table presents certain information about our Residential Bridge Loans investment portfolio at September 30, 2017 (dollars in thousands):

					Weighted Average
Current Coupon Rate	Number of Loans	Principal Balance	Unamortized Premium	Carrying Value	Original LTV	Original FICO Score(1)	Contractual Maturity (months)	Coupon Rate
8.01 – 9.00%	37	$16,164	$78	$16,242	72.3%	718	14.3	8.9%
9.01 – 10.00%	75	27,011	110	27,121	73.8%	669	7.7	9.6%
10.01 – 11.00%	34	9,193	25	9,218	74.7%	648	4.1	10.7%
17.01 – 18.00%	10	2,348	(17)	2,331	72.0%	630	7.7	18.0%
Total	156	$54,716	$196	$54,912	73.4%	679	9.1	10.0%

(1)	The original FICO score is not available for 20 loans with a principal balance of approximately $6.2 million at September 30, 2017. We have excluded these loans from the weighted average computations.

The following table presents the U.S. states in which the collateral securing our Residential Bridge Loans at September 30, 2017, based on principal balance, is located (dollars in thousands):

	State Concentration	Principal Balance
California	49.8%	$27,311
Florida	27.4%	14,988
Hawaii	7.7%	4,225
Washington	4.9%	2,664
Oregon	4.0%	2,180
Other	6.2%	3,348
Total	100.0%	$54,716

Non-performing Loans

As of September 30, 2017, there was one Residential Whole-Loan over 90-days past due with a current unpaid principal balance of $825 thousand and a fair value of $803 thousand and 6 Residential Bridge Loans over 90-days past due with an unpaid principal balance of approximately $1.6 million. These nonperforming Residential Whole Loans and Residential Bridge Loans represent approximately 0.4% and 2.9% of the total outstanding principal balance, respectively. No allowance and provision for credit losses was recorded for these bridge loans as of and for the three months ended September 30, 2017 since since we have elected the fair value option for our Residential Whole-Loans and we are expecting full recovery of the principal and interest is expected for the non-performing Bridge Loans. We stopped accruing interest income for these loans when they became contractually 90 days delinquent.
Investment Activity

The following tables present our investment portfolio activity for the three and nine months ended September 30, 2017 and September 30, 2016 (dollars in thousands):

	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016
	Purchases	Principal Payments and Basis Recovery	Proceeds from Sales	Purchases	Principal Payments and Basis Recovery	Proceeds from Sales
Agency RMBS and Agency RMBS IOs and IIOs	$293,656	$32,911	$(2,906)	$355,762	$65,698	$42,427
Non-Agency RMBS	—	1,447	—	1,247	12,602	15,209
Agency CMBS and Agency CMBS IOs and IIOs	817,443	1,496	—	—	1,590	8,216
Non-Agency CMBS	—	10,279	10,597	—	8,067	9,194
Other securities	—	211	10,419	27,346	159	14,485
Total MBS and other securities	1,111,099	46,344	18,110	384,355	88,116	89,531
Residential Whole-Loans	—	11,269	—	29,398	14,493	—
Residential Bridge Loans	—	9,880	—	—	—	—
Securitized Commercial Loan	—	59	—	—	—	—
Total Investments	$1,111,099	$67,552	$18,110	$413,753	$102,609	$89,531

	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016
	Purchases	Principal Payments and Basis Recovery	Proceeds from Sales	Purchases	Principal Payments and Basis Recovery	Proceeds from Sales
Agency RMBS and Agency RMBS IOs and IIOs	$631,928	$111,441	$864,819	$643,766	$167,443	$366,677
Non-Agency RMBS	—	9,514	246,006	12,043	46,816	120,649
Agency CMBS and Agency CMBS IOs and IIOs	1,728,833	4,113	—	—	4,105	18,637
Non-Agency CMBS	16,490	61,575	45,634	—	31,216	34,188
Other securities	81,001	530	33,365	728,182	1,924	764,711
Total MBS and other securities	2,458,252	187,173	1,189,824	1,383,991	251,504	1,304,862
Residential Whole-Loans	35,671	35,626	—	29,398	42,827	—
Residential Bridge Loans	73,990	18,849	—	—	—	—
Securitized Commercial Loan	—	59	—	—	—	—
Total Investments	$2,567,913	$241,707	$1,189,824	$1,413,389	$294,331	$1,304,862

The following table presents the vintage(1) of our investment portfolio at September 30, 2017:

	2001	2005	2006	2007	2011	2012	2013	2014	2015	2016	2017	Total
Agency RMBS
20-Year Mortgage	—%	—%	—%	—%	—%	0.6%	1.3%	2.0%	0.1%	—%	—%	4.0%
30-Year Mortgage	—%	—%	—%	—%	—%	2.4%	3.1%	4.0%	—%	1.0%	3.3%	13.8%
40-Year Mortgage	—%	—%	—%	—%	—%	—%	—%	—%	—%	2.4%	7.4%	9.8%
Agency RMBS IOs and IIOs	—%	—%	—%	—%	—%	0.1%	—%	0.1%	—%	—%	0.2%	0.4%
Agency RMBS IOs and IIOs, accounted for as derivatives	—%	—%	0.1%	—%	—%	0.2%	—%	—%	—%	—%	—%	0.3%
Agency CMBS	—%	—%	—%	—%	—%	—%	0.4%	—%	—%	13.3%	39.3%	53.0%
Agency CMBS IOs and IIOs, accounted for as derivatives	—%	—%	—%	—%	—%	—%	0.2%	—%	—%	—%	—%	0.2%
Non-Agency RMBS	—%	0.7%	0.6%	0.3%	—%	—%	—%	—%	—%	—%	—%	1.6%
Non-Agency CMBS	—%	—%	1.5%	1.9%	0.9%	0.2%	0.1%	0.3%	1.9%	0.2%	—%	7.0%
Other securities	0.2%	—%	—%	—%	—%	—%	—%	0.4%	0.4%	0.9%	1.2%	3.1%
Residential Whole-Loans	—%	—%	—%	—%	0.1%	0.2%	2.1%	1.0%	0.1%	1.3%	—%	4.8%
Residential Bridge Loans	—%	—%	—%	—%	—%	—%	—%	—%	0.1%	0.7%	0.6%	1.4%
Securitized commercial loan	—%	—%	—%	—%	—%	—%	—%	—%	—%	0.6%	—%	0.6%
Total	0.2%	0.7%	2.2%	2.2%	1.0%	3.7%	7.2%	7.8%	2.6%	20.4%	52.0%	100%
 (1) Based on carrying amount of the investments.

Financing Activity

We have entered into repurchase agreements to finance the vast majority of our investments.  These agreements are secured by our investments and bear interest at rates that have historically moved in close relationship to LIBOR.  The following table summarizes our repurchase agreements and the value of the collateral pledged as of September 30, 2017 and December 31, 2016 (dollars in thousands):

	September 30, 2017		December 31, 2016
Collateral	Repurchase Agreement Borrowings Outstanding	Value of Collateral Pledged	Repurchase Agreement Borrowings Outstanding	Value of Collateral Pledged
Agency RMBS, at fair value	$792,520	$823,403	$1,427,674	$1,465,384
Agency CMBS, at fair value	2,019,010	2,109,202	56,365	61,200
Non-Agency RMBS, at fair value	48,443	64,348	218,712	308,165
Non-Agency CMBS, at fair value	192,015	278,095	255,656	358,919
Whole-Loans, at fair value (1)(2)	163,560	205,412	161,181	205,702
Residential Bridge Loans	51,074	54,912	—	—
Other securities, at fair value	69,634	122,651	36,056	67,762
Borrowings under repurchase agreements	$3,336,256	$3,658,023	$2,155,644	$2,467,132

(1) Whole-Loans consist of Residential Whole-Loans and a securitized commercial loan.
(2) Repurchase borrowings and collateral pledged attributed to loans owned through trust certificates.  The trust certificates are eliminated upon consolidation.

The following tables present our repurchase agreement borrowing activity, by type of collateral pledged, for the three and nine months ended September 30, 2017 and September 30, 2016 (dollars in thousands):

	Three Months Ended September 30, 2017		Three Months Ended September 30, 2016
Collateral	Proceeds	Repayments	Proceeds	Repayments
Agency RMBS	$1,459,970	$1,697,890	$2,119,828	$1,882,784
Agency CMBS	3,101,186	2,308,184	45,213	54,746
Non-Agency RMBS	48,443	48,908	513,797	523,329
Non-Agency CMBS	287,827	311,653	412,562	431,121
Whole-Loans(1)	496,528	505,330	494,263	482,095
Residential Bridge Loans	51,074	54,621	—	—
Other securities	145,262	129,054	97,747	96,599
Total	$5,590,290	$5,055,640	$3,683,410	$3,470,674

(1)	Whole-Loans consist of Residential Whole-Loans and a securitized commercial loan.

	Nine Months Ended September 30, 2017		Nine Months Ended September 30, 2016
Collateral	Proceeds	Repayments	Proceeds	Repayments
Agency RMBS	$4,014,637	$4,649,790	$6,031,664	$5,848,926
Agency CMBS	5,642,114	3,679,469	154,568	176,542
Non-Agency RMBS	254,375	424,644	1,330,783	1,440,901
Non-Agency CMBS	991,042	1,054,683	1,192,568	1,260,073
Whole-Loans(1)	1,577,897	1,575,518	1,587,853	1,594,845
Residential Bridge Loans	164,887	113,813	—	—
Other securities	410,043	376,465	378,337	417,129
Total	$13,054,995	$11,874,382	$10,675,773	$10,738,416

(1)	Whole-Loans consist of Residential Whole-Loans and a securitized commercial loan.

At September 30, 2017, we had outstanding repurchase agreement borrowings with the following counterparties totaling approximately $3.3 billion:

(dollars in thousands) Repurchase Agreement Counterparties	Amount Outstanding	Percent of Total Amount Outstanding	Company Investments Held as Collateral	Counterparty Rating(1)
Citigroup Global Markets Inc.	$942,748	28.2%	$982,927	A+
Jefferies & Company, Inc.	489,434	14.6%	511,641	BBB-
RBC Capital Markets LLC	409,755	12.3%	429,862	AA-
TD Securities (USA) LLC	303,870	9.1%	318,128	AA-
Mizuho Securities USA Inc.	233,318	7.0%	243,720	A
Credit Suisse AG, Cayman Islands Branch	161,698	4.8%	200,428	A
Merrill Lynch Pierce Fenner & Smith Inc.	129,053	3.9%	133,128	A+
KGS-Alpha Capital Markets, L.P.	119,489	3.6%	125,189	Unrated
The Bank of Nova Scotia	117,041	3.5%	117,944	A+
RBC (Barbados) Trading Bank Corporation	115,458	3.5%	154,068	P-1
Credit Suisse Securities (USA) LLC	82,416	2.5%	156,214	A
Nomura Securities International, Inc.	68,874	2.1%	73,618	Unrated(2)
Deutsche Bank AG	50,515	1.5%	68,769	A-
BNP Paribas Securities Corporation	43,366	1.3%	45,343	A
Goldman Sachs Bank USA	25,842	0.8%	35,020	A+
Morgan Stanley & Co. LLC	24,675	0.7%	37,390	A+
Royal Bank of Canada	18,704	0.6%	24,634	AA-
Total	$3,336,256	100.0%	$3,658,023

(1)
The counterparty ratings presented above are the long-term issuer credit ratings as rated at September 30, 2017 by S&P, except for RBC (Barbados) Trading Bank Corporation which is the short-term issuer credit rating by Moody’s at September 30, 2017.

(2) Nomura Holdings, Inc., the parent company of Nomura Securities International, Inc., is rated A- by S&P at September 30, 2017.

At December 31, 2016, we had outstanding repurchase agreement borrowings with the following counterparties totaling approximately $2.2 billion:

(dollars in thousands) Repurchase Agreement Counterparties	Amount Outstanding	Percent of Total Amount Outstanding	Fair Value of Company Investments Held as Collateral	Counterparty Rating(1)
Merrill Lynch Pierce Fenner & Smith Inc.	$507,779	23.5%	$509,760	A+
RBC (Barbados) Trading Bank Corporation	174,937	8.0%	228,433	P-1
RBC Capital Markets LLC	161,986	7.5%	170,365	AA-
Credit Suisse AG, Cayman Islands Branch	154,391	7.2%	192,136	A
The Bank of Nova Scotia	148,531	6.9%	152,640	A+
Barclays Capital Inc.	145,416	6.7%	161,824	A-
TD Securities (USA) LLC	124,745	5.8%	130,847	AA-
BNP Paribas Securities Corporation	120,346	5.6%	126,815	A
Credit Suisse Securities (USA) LLC	92,547	4.3%	165,858	A
The Bank of New York Mellon	76,986	3.6%	79,704	A
Deutsche Bank AG	75,462	3.5%	94,054	BBB+
Deutsche Bank Securities LLC	74,729	3.5%	73,817	BBB+
KGS-Alpha Capital Markets, L.P.	74,384	3.5%	78,657	Unrated
Goldman Sachs Bank USA	70,085	3.3%	100,587	A+
Morgan Stanley & Co. LLC	56,410	2.6%	86,777	A+
Mizuho Securities USA Inc.	45,570	2.1%	50,114	A
Nomura Securities International, Inc.	35,746	1.7%	43,243	Unrated(2)
All other counterparties (3)	15,594	0.7%	21,501
Total	$2,155,644	100.0%	$2,467,132

(1)
The counterparty ratings presented above are the long-term issuer credit ratings as rated at December 31, 2016 by S&P, except for RBC (Barbados) Trading Bank Corporation, which is the short-term issuer credit rating by Moody’s at December 31, 2016.

(2)	Nomura Holdings, Inc., the parent company of Nomura Securities International, Inc., is rated A- by S&P at December 31, 2016.

(3)
Represents amount outstanding with three counterparties, which each holds collateral valued less than 5% of our stockholders’ equity as security for our obligations under the applicable repurchase agreements as of December 31, 2016.

We record the liability for MBS and other securities purchased, for which settlement has not taken place as an investment related payable.  As of September 30, 2017, we had investment related payables of $296.3 million.

The following table presents our repurchase agreement borrowings by type of collateral pledged as of September 30, 2017 and September 30, 2016, and the respective Cost of Funds on a GAAP and Non-GAAP basis for the periods then ended (dollars in thousands):

Collateral	Balance at September 30, 2017	Weighted Average Cost of Funds for the three months ended September 30, 2017	Weighted Average Cost of Funds for the nine months ended September 30, 2017	Balance at September 30, 2016	Weighted Average Cost of Funds for the three months ended September 30, 2016	Weighted Average Cost of Funds for the nine months ended September 30, 2016
Agency RMBS	$792,520	1.34%	1.15%	$1,784,448	0.76%	0.75%
Agency CMBS	2,019,010	1.37%	1.23%	10,725	1.71%	1.82%
Non-Agency RMBS	48,443	2.84%	2.69%	270,060	2.26%	2.18%
Non-Agency CMBS	192,015	2.97%	2.80%	256,544	2.30%	2.17%
Whole-Loans (1)	163,560	3.50%	3.35%	173,901	2.47%	2.52%
Residential Bridge Loans	51,074	4.29%	4.40%	—	—%	—%
Other securities	69,634	3.47%	3.36%	27,858	2.67%	2.63%
GAAP - Effective Cost of Funds	$3,336,256	1.72%	1.62%	$2,523,536	1.26%	1.27%
Interest rate swaps	N/A	0.24%	0.64%	N/A	1.14%	1.22%
Non-GAAP - Effective Cost of Funds(2)	$3,336,256	2.00%	2.30%	$2,523,536	2.43%	2.53%

(1)	Whole-Loans consist of Residential Whole-Loans and a securitized commercial loan.

(2)
The Non-GAAP effective cost of funds for the three and nine months ended September 30, 2017 and September 30, 2016, is calculated on an annualized basis and include interest expense for the periods and net periodic interest payments on interest rate swaps, net of premium amortization on MAC swaps, of approximately $1.7 million, $12.3 million, $6.7 million and $21.9 million, respectively. While swaps are not accounted for using hedge accounting, such instruments are viewed by us as an economic hedge against increases in interest rates on our liabilities and are classified as hedges for U.S. federal income tax purposes in satisfying the REIT requirements.  See “Non-GAAP Financial Measures.”

The following table presents our average repurchase agreement borrowings, excluding unamortized debt issuance costs, by type of collateral pledged for the three and nine months ended September 30, 2017 and September 30, 2016 (dollars in thousands):

Collateral	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Agency RMBS	$836,749	$1,602,770	$934,923	$1,558,747
Agency CMBS	1,429,116	14,895	1,049,598	21,453
Non-Agency RMBS	48,681	275,900	71,994	302,219
Non-Agency CMBS	196,467	270,633	223,040	291,178
Whole-Loans(1)	166,061	165,326	174,829	169,370
Residential Bridge Loans	53,310	—	37,952	—
Other securities	55,689	25,171	51,908	35,354
Total	$2,786,073	$2,354,695	$2,544,244	$2,378,321
Maximum borrowings during the period(2)	$3,336,256	$2,523,536	$3,336,256	$2,523,536

(1)	Whole-Loans consist of Residential Whole-Loans and a securitized commercial loan.

(2)	Amount represents the maximum borrowings at month-end during each of the respective periods.

Hedging Activity

To mitigate our exposure to the effects of increases in short-term interest rates in connection with our repurchase agreements, we may enter into interest rate swaps.  The interest rate swaps generally provide for fixed interest rates that are indexed off of LIBOR and are viewed by us to effectively fix the floating interest rates, on our repurchase agreements.  In managing our interest rate swap position in conjunction with our hedging strategy and potential tax implications, we may enter into variable-rate payment swaps which effectively act as an offset to fixed-rate payment swaps, forward starting swaps and interest rate swaptions. We also enter into compression trades that enable us to terminate substantial amounts of swap contracts before they expire by their terms, when there has been substantial two-way (pay and receive) swap activity. For the nine months ended September 30, 2017, we entered into compression trades to terminate approximately $3.3 billion of fixed pay rate interest rate swaps and approximately $2.0 billion of variable pay rate interest rate swaps realizing a net loss on termination of approximately $155.8 million. These "compression trades" reduce the number of interest rate swaps outstanding.

As of September 30, 2017, we had approximately $1.5 billion of fixed pay rate interest rate swaps, excluding $1.6 billion of forward starting fixed pay interest rate swap (forward starting date of 7.0 months).

Interest Rate Swaps

The following table presents information about our fixed pay rate interest rate swaps as of September 30, 2017 and December 31, 2016 (dollars in thousands):

	September 30, 2017					December 31, 2016
Remaining Interest Rate Swap Term	Notional Amount	Average Fixed Pay Rate	Average Floating Receive Rate	Average Maturity (Years)	Forward Starting(1)	Notional Amount	Average Fixed Pay Rate	Average Floating Receive Rate	Average Maturity (Years)	Forward Starting(1)
1 year or less	$105,900	0.8%	1.3%	0.1	—%	$105,900	0.8%	0.8%	0.8	—%
Greater than 1 year and less than 3 years	600,000	1.6%	1.3%	2.1	—%	993,000	1.2%	0.9%	1.4	88.1%
Greater than 3 years and less than 5 years	690,000	2.0%	1.3%	4.6	—%	1,861,700	1.9%	0.9%	3.9	36.5%
Greater than 5 years	1,682,300	2.5%	0.1%	10.7	95.3%	1,701,600	3.1%	0.9%	10.5	6.5%
Total	$3,078,200	2.2%	0.6%	7.3	52.1%	$4,662,200	2.1%	0.9%	5.7	35.7%

 (1) Represents the percentage of notional that is forward starting.

There were no variable pay rate interest rate swaps as of September 30, 2017. The following table presents information about our variable pay rate interest rate swaps as of December 31, 2016 (dollars in thousands):

	December 31, 2016
Remaining Interest Rate swap Term	Notional Amount	Average Variable Pay Rate	Average Fixed Receive Rate	Average Maturity (Years)	Forward Starting (1)
Greater than 3 years and less than 5 years	$1,811,400	0.9%	1.4%	3.7	—%
Greater than 5 years	871,000	0.9%	2.2%	12.3	—%
Total	$2,682,400	0.9%	1.7%	6.5	—%

(1) Represents the percentage of notional that is forward starting.

To-Be-Announced Securities

We purchased and sold TBAs during the nine months ended September 30, 2017 and the year ended December 31, 2016. As of December 31, 2016, we had no contracts to purchase ("long position") or sell ("short position") TBAs on a forward basis. The following is a summary of our long and short TBA positions reported as of September 30, 2017, in "Derivative assets, at fair value" and "Derivative liability, at fair value" in our Consolidated Balance Sheets (dollars in thousands):

	September 30, 2017
	Notional Amount	Fair Value
Sale contracts, asset	$(582,000)	$1,774
TBA securities, asset	(582,000)	1,774
Purchase contracts, liability	200,000	(836)
TBA securities, liability	200,000	(836)
TBA securities, net	$(382,000)	$938

The following table presents additional information about our contracts to purchase and sell TBAs for the nine months ended September 30, 2017 (dollars in thousands):

	Notional Amount		Settlement, Termination, Expiration or Exercise	Notional Amount
	December 31, 2016	Additions		September 30, 2017
Purchase of TBAs	$—	$4,504,200	$(4,304,200)	$200,000
Sale of TBAs	$—	$4,886,200	$(4,304,200)	$582,000

Options

The Company may enter into Options on U.S. Treasuries. As of September 30, 2017, the Company had a total long position options on U.S. Treasury Note with a notional value of $400.0 million and a fair value in an asset position of $375 thousand and a total short position options on U.S. Treasury Note with a notional value of $400.0 million and a fair value in a liability position of $128 thousand. As of December 31, 2016, the Company had no open options.

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

Currency Swaps and Forwards

We have invested in and, in the future, may invest in additional assets which are denominated in a currency or currencies other than U.S. dollars.  Similarly, we have and may in the future, finance such assets in a currency or currencies other than U.S. dollars.  In order to mitigate the impact to us, we may enter into derivative financial instruments, including foreign currency swaps and foreign currency forwards, to manage fluctuations in the valuation between U.S. dollars and such foreign currencies.  Foreign currency swaps involve the payment of a foreign currency at fixed interest rate on a fixed notional amount and the receipt of U.S. dollars at a fixed interest rate on a fixed notional amount.  Foreign currency forwards provide for the payment of a fixed amount of a foreign currency in exchange for a fixed amount of U.S. dollars at a date certain in the future.  The following is a summary of our foreign currency forwards at September 30, 2017 and December 31, 2016 (dollars and euros in thousands):

	September 30, 2017					December 31, 2016
Derivative Type	Notional Amount	Notional (USD )	Maturity	Fair Value	Derivative Type	Notional Amount	Notional (USD)	Maturity	Fair Value
Buy USD/Sell EUR currency forward	€580	$697	November 2017	$10	Buy USD/Sell EUR currency forward	€710	$784	January 2017	$34
Currency forwards, assets	€580	$697	n/a	$10	Currency forwards, assets	€710	$784	n/a	$34
Buy EUR/Sell USD currency forward	€311	$370	November 2017	$(1)	Buy EUR/Sell USD currency forward	€673	$735	February 2017	$(23)
Buy EUR/Sell USD currency forward	€269	$320	November 2017	$(2)	Buy EUR/Sell USD currency forward	€710	$797	January 2017	$(46)
Currency forwards, liabilities	€580	$690	n/a	$(3)	Currency forwards, liabilities	€1,383	$1,532	n/a	$(69)
Total currency forwards	€1,160	$1,387	n/a	$7	Total currency forwards	€2,093	$2,316	n/a	$(35)

Results of Operations

Comparison of the three months ended September 30, 2017 to the three months ended September 30, 2016

General

Our operating results mainly depend upon the difference between the yield on our investments, the cost of our borrowing, including our hedging activities, and the composition and changes in market prices of our portfolio. For the three months ended September 30, 2017, we generated net income of $22.8 million, or $0.54 per basic and diluted weighted common share, compared to net income of $32.3 million, or $0.77 per basic and diluted weighted common share, for the three months ended September 30, 2016. The decrease in net income was primarily attributable to lower net interest income generated from lower yielding investments, an increase in our average cost of funds in 2017, lower security prices resulting in a decrease in our unrealized gains and an increase in OTTI offset by lower operating and general administrative expenses. The key components of these changes are discussed in greater detail below.

Net Interest Income

The following table sets forth certain information regarding our net investment income for the three months ended September 30, 2017 and September 30, 2016 (dollars in thousands):

Period Ended	Average Amortized Cost of Assets	Total Interest Income	Yield on Average Assets	Average Balance of Borrowings	Total Interest Expense	Average Cost of Funds(1)	Net Interest Income	Net Interest Margin
Three months ended September 30, 2017
Agency RMBS	$854,526	$5,891	2.74%	$836,749	$2,823	1.34%	$3,068	1.42%
Agency CMBS	1,478,355	11,181	3.00%	1,429,116	4,938	1.37%	6,243	1.68%
Non-Agency RMBS	58,919	943	6.35%	48,681	349	2.84%	594	4.00%
Non-Agency CMBS	293,959	6,381	8.61%	196,467	1,472	2.97%	4,909	6.63%
Residential Whole-Loans	196,001	2,002	4.05%	159,247	1,412	3.52%	590	1.19%
Residential Bridge Loans	61,953	1,331	8.52%	53,310	576	4.29%	755	4.83%
Securitized commercial loan	24,974	575	9.13%	17,803	306	6.82%	269	4.27%
Other Securities	124,657	2,624	8.35%	55,689	487	3.47%	2,137	6.80%
Total	$3,093,344	$30,928	3.97%	$2,797,062	$12,363	1.75%	$18,565	2.38%

Three months ended September 30, 2016
Agency RMBS	$1,725,322	$10,269	2.37%	$1,602,770	$3,042	0.76%	$7,227	1.67%
Agency CMBS	9,621	172	7.11%	14,895	64	1.71%	108	4.47%
Non-Agency RMBS	363,042	7,404	8.11%	275,900	1,569	2.26%	5,835	6.39%
Non-Agency CMBS	401,588	7,975	7.90%	270,633	1,562	2.30%	6,413	6.35%
Residential Whole-Loans	180,641	1,562	3.44%	158,315	976	2.45%	586	1.29%
Securitized commercial loan	25,000	575	9.15%	18,011	303	6.69%	272	4.33%
Other Securities	48,842	1,197	9.75%	25,171	169	2.67%	1,028	8.37%
Total	$2,754,056	$29,154	4.21%	$2,365,695	$7,685	1.29%	$21,469	3.10%

(1) Average cost of funds does not include the interest expense related to our derivatives. In accordance with GAAP, such costs are included in "Gain (loss) on derivative instruments, net" in the Consolidated Statements of Operations.

For the three months ended September 30, 2017 and September 30, 2016, we earned interest income on our investments of approximately $30.9 million and $29.2 million, respectively, and incurred interest expense, which primarily related to our repurchase agreement borrowings of approximately $12.4 million and $7.7 million, respectively.  While our yield on average assets for the three months ended September 30, 2017 decreased to 3.97% from 4.21% for three months ended September 30, 2016, our interest income increased. The increase was primarily the result of a larger average investment portfolio in the third quarter of 2017. The decrease in the average yield on our investments was a result of the repositioning of our investments from Agency RMBS and Non-Agency RMBS to Agency CMBS and Residential Whole and Bridge Loans, which in combination were slightly low yielding assets. We believe these investments will provide greater book value stability.

The reduction of our exposure from Agency RMBS to Agency CMBS was based on our expectation of continued interest rate volatility coupled with the anticipation of the Federal Reserve reducing its balance sheet, resulting in continued spread widening for Agency RMBS securities. Agency CMBS are not held on the Federal Reserve's balance sheet and would not be subject to technical pressures that Agency RMBS may experience. Our Agency CMBS are subject to limited prepayment risk as compared to Agency RMBS. We also reduced our exposure to Non-Agency RMBS, IO's and IIO's, which recovered their anticipated value, in a further effort to reduce volatility in our book value. Our higher borrowing costs for the three months ended September 30, 2017 were a result of: (i) the increase in interest rates, (ii) increased interest costs associated with financing our Residential Whole and Bridge Loans, which generally have higher interest rates than repurchase agreements on Agency RMBS and Agency CMBS, and (iii) higher average repurchase agreement borrowings.  Our average borrowings increased from $2.4 billion for the three months ended September 30, 2016 to $2.8 billion for the three months ended September 30, 2017 and our the average cost of funds for the same period increased from 1.29% for the three months ended September 30, 2016 to 1.75% for the three months ended September 30, 2017.  As a result of the movements in interest income and interest expense discussed above, our net interest margin decreased to 2.38% for the three months ended September 30, 2017 from 3.10% for the three months ended September 30, 2016.

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

The following table presents the sales and realized gains (losses) of our investments for each of the three months ended September 30, 2017 and September 30, 2016 (dollars in thousands):

	For the three months ended September 30, 2017				For the three months ended September 30, 2016
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Agency RMBS (1)	$(2,906)	$(3)	$51	$48	$42,427	$—	$(138)	$(138)
Agency CMBS	—	—	—	—	8,216	45	—	45
Non-Agency RMBS	—	—	—	—	15,209	1,306	—	1,306
Non-Agency CMBS	10,597	1,641	(278)	1,363	9,194	—	(1,452)	(1,452)
Other securities	10,419	419	$—	419	14,485	1,678	—	1,678
Total	$18,110	$2,057	$(227)	$1,830	$89,531	$3,029	$(1,590)	$1,439

(1)	Reflects a reclassification of proceeds from a sale recorded on the trade date to reflect subsequent Agency RMBS paydowns. Excludes Interest-Only Strips, accounted for as derivatives.

Other than temporary impairment

We evaluate securities for OTTI on at least a quarterly basis. The determination of whether a security is other-than-temporarily impaired involves judgments, estimates and assumptions based on subjective and objective factors. As a result, the timing and amount of an OTTI constitutes an accounting estimate that may change materially over time.

The increase in OTTI was mainly attributable to Agency RMBS securities. Normally unrealized losses on Agency securities, with explicit guarantee of principal and interest by the governmental sponsored entity are not credit losses but rather due to changes in interest rates and prepayment expectations. These securities would not be considered other than temporarily impaired provided we did not intend to sell the security. However, at September 30, 2017 we had the intention to sell 47 Agency RMBS securities that were in a $4.7 million unrealized loss position and accordingly we were required to record the unrealized losses as OTTI.

The following table presents the other-than-temporary impairments we recorded on our securities portfolio for the three months ended September 30, 2017 and September 30, 2016 (dollars in thousands):

	Three months ended September 30, 2017	Three months ended September 30, 2016
Agency RMBS	$4,760	$202
Non-Agency RMBS	—	852
Non-Agency CMBS	2,344	3,674
Other securities	121	250
Total	$7,225	$4,978

Unrealized gain (loss), net

Our investments, and securitized debt, for which we have elected the fair value option are recorded at fair value with the periodic changes in fair value being recorded in earnings.  The change in unrealized gain (loss) is directly attributable to changes in market pricing on the underlying investments and securitized debt during the period. We completed the repositioning of our investment portfolio in the third quarter of 2017. The decrease in unrealized gains was a combination of a repositioned portfolio and credit spread widening in our Agency CMBS investments and our credit sensitive investments compared to third quarter 2016.

The following table presents the net unrealized gains (losses) we recorded on our investments and securitized debt for the three months ended September 30, 2017 and September 30, 2016 (dollars in thousands):

	Three months ended September 30, 2017	Three months ended September 30, 2016
Agency RMBS	$5,806	$3,735
Agency CMBS	(1,367)	(34)
Non-Agency RMBS	1,778	3,332
Non-Agency CMBS	45	7,982
Whole-Loans	(435)	1,275
Other securities	(518)	(800)
Securitized debt	(60)	(198)
Total	$5,249	$15,292

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

The following table presents the components of gain (loss) on derivatives for the three months ended September 30, 2017 and September 30, 2016 (dollars in thousands):

	Realized Gain (Loss), net
Description	Other Settlements / Expirations	Variation Margin Settlement	Mark-to-Market	Return (Recovery) of Basis	Contractual interest income (expense), net(1)	Total
Three months ended September 30, 2017
Interest rate swaps	$(38)	$9,564	$(2,028)	$92	$(1,764)	$5,826
Agency and Non-Agency Interest-Only Strips— accounted for as derivatives	—	—	351	(1,486)	1,816	681
Options	(957)	—	477	—	—	(480)
Futures contracts	(77)	—	—	—	—	(77)
Foreign currency forwards	45	—	(15)	—	—	30
Total return swaps	(52)	—	329	—	95	372
TBAs	577	—	288	—	—	865
Total	$(502)	$9,564	$(598)	$(1,394)	$147	$7,217

Three months ended September 30, 2016
Interest rate swaps	$(25,179)	$—	$35,878	$168	$(6,904)	$3,963
Interest rate swaptions	—	—	—	—	—	—
Agency and Non-Agency Interest-Only Strips— accounted for as derivatives	—	—	446	(2,827)	3,503	1,122
Futures contracts	5,844	—	(8,792)	—	—	(2,948)
Foreign currency forwards	103	—	(62)	—	—	41
Foreign currency swaps	1,409	—	(1,852)	—	61	(382)
Total return swaps	2	—	(11)	—	308	299
TBAs	3,579	—	447	—	—	4,026
Total	$(14,242)	$—	$26,054	$(2,659)	$(3,032)	$6,121

(1)	Contractual interest income (expense), net on derivative instruments includes interest settlement paid or received.

Other, net

For the three months ended September 30, 2017 and September 30, 2016, "Other, net" was income of $216 thousand and a loss of $60 thousand, respectively. The balance is mainly comprised of miscellaneous net interest income (expense) on cash collateral for our derivative and repurchase agreements.

Expenses

Management Fee Expense

We incurred management fee expense of approximately $1.9 million and $2.6 million for the three months ended September 30, 2017 and September 30, 2016, respectively.  Pursuant to the terms of the Management Agreement, our Manager is paid a management fee equal to 1.5% per annum of our stockholders’ equity (as defined in the Management Agreement), calculated and payable (in cash) quarterly in arrears. The decrease was mainly a result of the restructuring of our interest rate swaps, which reduced the "Equity" base used to calculate the management fee. Pursuant to the terms of the agreement, unrealized gains and losses are excluded from the "Equity" base used to calculate the management fee. Upon termination of the interest rate swaps the accumulated unrealized losses, which were excluded, became realized thereby reducing the "Equity" base by approximately $155.8 million. In addition, the August 3, 2016 amendment to the Management Agreement amended the definition of "Equity" as defined in the agreement. Under the new definition OTTI will reduce the "Equity" base used to calculate the management fee.

The management fees, expense reimbursements and the relationship between our Manager and us are discussed further in Note 9, “Related Party Transactions,” to the financial statements contained in this Quarterly Report on Form 10-Q.

Other Operating Expenses

We incurred other operating expenses of approximately $702 thousand and $188 thousand for the three months ended September 30, 2017 and September 30, 2016, respectively. Other operating cost is comprised of derivative transaction costs, custody and loan servicing fees. The increase was primarily a result of expenses related to derivative commissions and fees resulting from the increased leverage and loan servicing fees related to the bridge loans, which are a new target asset in 2017.

General and Administrative Expenses

We incurred general and administrative expenses of approximately $1.7 million and $2.0 million for the three months ended September 30, 2017 and September 30, 2016, respectively. The following describes the key components of general and administrative expenses.

Compensation Expense

Compensation expense decreased from approximately $868 thousand for the three months ended September 30, 2016 to approximately $660 thousand for the three months ended September 30, 2017. The decrease was a result lower stock based compensation, since we did not issue any stock based awards to our Manager or executive officers in 2016 and 2017.

Professional Fees

Professional fees slightly increased to approximately $781 thousand for the three months ended September 30, 2017 from approximately $723 thousand for the three months ended September 30, 2016.

Other general and administrative expenses

The decrease in other general and administrative expense for three months ended September 30, 2017, was a result of an adjustment to excise tax based on the filing of our 2016 federal tax return.
Comparison of the nine months ended September 30, 2017 to the nine months ended September 30, 2016.

General

Our operating results mainly depend upon the difference between the yield on our investments, the cost of our borrowing, including our hedging activities, and the composition and changes in market prices of our portfolio. For the nine months ended September 30, 2017, we generated net income of $63.7 million, or $1.52 per basic and diluted weighted common share, compared to net income of $13.3 million, or $0.31 per basic and diluted weighted common share, for the nine months ended September 30, 2016.  The increase in net income was primarily attributable higher prices for our investments, which increased our unrealized gains, realized gains from the repositioning of our portfolio, lower OTTI, lower loss on our derivatives, as a result of restructuring our hedges and lower operating, and general and administrative expenses offset by lower net interest income. The key components of these changes are discussed in greater detail below.

Net Interest Income

The following table sets forth certain information regarding our net investment income for the nine months ended September 30, 2017 and September 30, 2016 (dollars in thousands):

Period Ended	Average Amortized Cost of Assets	Total Interest Income	Yield on Average Assets	Average Balance of Borrowings	Total Interest Expense	Average Cost of Funds(1)	Net Interest Income	Net Interest Margin
Nine months ended September 30, 2017
Agency RMBS	$960,380	$19,851	2.76%	$934,923	$8,037	1.15%	$11,814	1.64%
Agency CMBS	1,106,847	25,125	3.03%	1,049,598	9,664	1.23%	15,461	1.87%
Non-Agency RMBS	91,105	4,785	7.02%	71,994	1,447	2.69%	3,338	4.90%
Non-Agency CMBS	334,504	21,247	8.49%	223,040	4,675	2.80%	16,572	6.62%
Residential Whole-Loans	206,957	6,336	4.09%	168,024	4,219	3.36%	2,117	1.37%
Residential Bridge Loans	44,840	2,951	8.80%	37,952	1,248	4.40%	1,703	5.08%
Securitized commercial loan	24,991	1,706	9.13%	17,801	912	6.85%	794	4.25%
Other Securities	118,534	7,412	8.36%	51,908	1,305	3.36%	6,107	6.89%
Total	$2,888,158	$89,413	4.14%	$2,555,240	$31,507	1.65%	$57,906	2.68%

Nine months ended September 30, 2016
Agency RMBS	$1,629,762	$28,472	2.33%	$1,558,747	$8,782	0.75%	$19,690	1.61%
Agency CMBS	17,231	836	6.48%	21,453	293	1.82%	543	4.21%
Non-Agency RMBS	412,501	22,993	7.45%	302,219	4,942	2.18%	18,051	5.85%
Non-Agency CMBS	423,670	24,783	7.81%	291,178	4,731	2.17%	20,052	6.32%
Residential Whole-Loans	193,594	5,254	3.63%	162,455	3,046	2.50%	2,208	1.52%
Residential Bridge Loans	—	—	—%	—	—	—%	—	—%
Securitized commercial loan	25,000	1,713	9.15%	17,915	900	6.71%	813	4.34%
Other Securities	66,954	3,941	7.86%	35,354	697	2.63%	3,244	6.47%
Total	$2,768,712	$87,992	4.25%	$2,389,321	$23,391	1.31%	$64,601	3.12%

For the nine months ended September 30, 2017 and September 30, 2016, we earned interest income on our investments of approximately $89.4 million and $88.0 million, respectively, and incurred interest expense, which primarily related to our borrowings under repurchase agreements, of approximately $31.5 million and $23.4 million, respectively. While our average portfolio was slightly larger, our yield on average assets for the nine months ended September 30, 2017 decreased to 4.14% from 4.25% for the nine months ended September 30, 2016, resulting in an increase in interest income. The decrease in the average yield on our investments was a result of the repositioning of our investment from Agency RMBS and Non-Agency RMBS to Agency CMBS and Residential Whole and Bridge Loans, which in combination were slightly low yielding assets. We believe this investments mix will provide greater book value stability.

The reduction of our exposure from Agency RMBS to Agency CMBS was based on the expectation of continued interest rate volatility coupled with the anticipation of the Federal Reserve reducing its balance sheet, resulting in continued spread widening for Agency RMBS securities. Agency CMBS are not held on the Federal Reserve's balance sheet and would not be subject to technical pressures that Agency RMBS may experience. Our Agency CMBS are subject to limited prepayment risk as compared to Agency RMBS. We also reduced our exposure to Non-Agency RMBS, IO's and IIO's, which recovered their anticipated value, in a further effort to reduce volatility in our book value. Our higher borrowing costs for the nine months ended September 30, 2017 were a result of: (i) the increase in interest rates, and (ii) increased interest costs associated with financing our Residential Whole and Bridge Loans, which generally have higher interest rates than repurchase agreements on Agency RMBS and Agency CMBS, and (iii) higher average repurchase agreement borrowings.  Our average borrowings increased from $2.4 billion for the nine months ended September 30, 2016 to $2.6 billion for the nine months ended September 30, 2017, while the average cost of funds for the same periods increased from 1.31% for the nine months ended September 30, 2016 to 1.65% for the nine months ended September 30, 2017, respectively.  As a result of the movements in interest income and interest expense discussed above, our net interest margin decreased to 2.68% for the nine months ended September 30, 2017 from 3.12% for the nine months ended September 30, 2016.

Other income (loss), net

Realized gain (loss) on investments

The mortgage and structured securities markets remain dynamic and, at times, volatile markets.  Our Manager regularly reviews the characteristics of our portfolio and may make changes to our portfolio in order to adjust such portfolio characteristics in response to and/or anticipation of changing market conditions in an effort to achieve the appropriate risk reward ratio.  Accordingly, due to changes in market conditions or expected changes in market conditions, we repositioned our portfolio and sold Agency RMBS and Non-Agency RMBS in the nine months ended September 30, 2017 and redeployed our capital into Agency CMBS and Residential Whole and Bridge Loans.

The following table presents the sales and realized gains (losses) of our investments for the nine months ended September 30, 2017 and September 30, 2016 (dollars in thousands):

	Nine months ended September 30, 2017				Nine months ended September 30, 2016
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Agency RMBS (1)	$862,245	$4,376	$(7,314)	$(2,938)	$358,029	$5,250	$(5,764)	$(514)
Agency CMBS	—	—	—	—	18,637	54	(55)	(1)
Non-Agency RMBS (1)	243,811	24,389	(2,242)	22,147	120,649	3,100	(4,559)	(1,459)
Non-Agency CMBS	45,634	2,377	(1,351)	1,026	34,188	—	(4,381)	(4,381)
Other securities	33,365	419	(54)	365	764,711	3,496	(2,109)	1,387
Total	$1,185,055	$31,561	$(10,961)	$20,600	$1,296,214	$11,900	$(16,868)	$(4,968)

(1)	Excludes Interest-Only Strips, accounted for as derivatives.

Other than temporary impairment

We evaluate securities for OTTI on at least a quarterly basis. The determination of whether a security is other-than-temporarily impaired involves judgments, estimates and assumptions based on subjective and objective factors. As a result, the timing and amount of an OTTI constitutes an accounting estimate that may change materially over time.

Normally unrealized losses on Agency securities (excluding Agency IO's), are not credit losses but rather due to changes in interest rates and prepayment expectations. These securities would not be considered other than temporarily impaired provided we did not intend to sell the security. However, at September 30, 2017 our intention was to sell these securities and accordingly we were required to record the unrealized losses as OTTI.

The following table presents the other-than-temporary impairments we recorded on our securities portfolio for the nine months ended September 30, 2017 and September 30, 2016 (dollars in thousands):

	Nine months ended September 30, 2017	Nine months ended September 30, 2016
Agency RMBS	$5,420	$1,226
Non-Agency RMBS	—	8,081
Non-Agency CMBS	12,658	9,213
Other securities	1,823	3,611
Total	$19,901	$22,131

Unrealized gain (loss), net

Our investments and securitized debt, for which we have elected the fair value option are recorded at fair value with the periodic changes in fair value being recorded in earnings.  The change in unrealized gain (loss) is directly attributable to changes in market pricing on the underlying investments and securitized debt during the period coupled with  the reposition of our investment portfolio in the first half of 2017.

The following table presents the net unrealized gains (losses) we recorded on our investments and securitized debt for the nine months ended September 30, 2017 and September 30, 2016 (dollars in thousands):

	Nine months ended September 30, 2017	Nine months ended September 30, 2016
Agency RMBS	$12,203	$33,409
Agency CMBS	11,338	(661)
Non-Agency RMBS	(11,415)	21,238
Non-Agency CMBS	15,369	(7,962)
Whole-Loans	848	546
Other securities	7,129	621
Securitized debt	(346)	380
Total	$35,126	$47,571

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

In April 2017, we restructured our interest rate swaps effectively terminating fixed-pay interest rate swaps with a notional value of approximately $3.2 billion and variable-pay interest rate swaps with a notional value of approximately $2.0 billion to reduce hedging costs. The effects of the terminations is reflected in the table below for the nine months ended September 30, 2017 in interest rate swaps Other Settlements/ Expiration and Mark to Market.

The following table presents the components of gain (loss) on derivatives for the nine months ended September 30, 2017 and September 30, 2016 (dollars in thousands):

	Realized Gain (Loss), net
Description	Other Settlements / Expirations	Variation Margin Settlement	Mark-to-Market	Return (Recovery) of Basis	Contractual interest income (expense), net(1)	Total
Nine months ended September 30, 2017
Interest rate swaps	$(150,593)	$(7,966)	$156,102	$378	$(12,662)	$(14,741)
Interest rate swaptions	(115)	—	—	—	—	(115)
Agency and Non-Agency Interest-Only Strips— accounted for as derivatives	526	—	(783)	(5,055)	6,229	917
Options	(892)	—	(134)	—	—	(1,026)
Futures contracts	(9,230)	—	2,416	—	—	(6,814)
Foreign currency forwards	25	—	43	—	—	68
Total return swaps	(552)	—	1,673	—	469	1,590
TBAs	3,148	—	938	—	—	4,086
Total	$(157,683)	$(7,966)	$160,255	$(4,677)	$(5,964)	$(16,035)

Nine months ended September 30, 2016
Interest rate swaps	$(28,784)	$—	$(35,393)	$502	$(22,409)	$(86,084)
Interest rate swaptions	(1,035)	—	1,631	—	—	596
Agency and Non-Agency Interest-Only Strips— accounted for as derivatives	(155)	—	(4,480)	(8,930)	11,113	(2,452)
Options	4,756	—	—	—	—	4,756
Futures contracts	19,253	—	704	—	—	19,957
Foreign currency forwards	(90)	—	8	—	—	(82)
Foreign currency swaps	5,351	—	(5,883)	—	268	(264)
Total return swaps	17	—	(2,171)	—	836	(1,318)
TBAs	12,166	—	(489)	—	—	11,677
Total	$11,479	$—	$(46,073)	$(8,428)	$(10,192)	$(53,214)

(1)	Contractual interest income (expense), net on derivative instruments includes interest settlement paid or received.

Other, net

For the nine months ended September 30, 2017 and September 30, 2016, "Other, net" was income of $841 thousand and a loss of $158 thousand, respectively, of which $1 thousand and $905 thousand was related to net foreign currency loss, respectively, and the balance comprised of miscellaneous net interest income (expense) on cash collateral for our derivative and repurchase agreements. Generally, our foreign currency denominated investments are financed with repurchase agreements in the same currency.  We recognize a gain or loss in foreign currency exchange, depending on the movement of the exchange rates during the period.

Expenses

Management Fee Expense

We incurred management fee expense of approximately $6.2 million and $7.9 million for the nine months ended September 30, 2017 and September 30, 2016, respectively.  Pursuant to the terms of the Management Agreement, our Manager is paid a management fee equal to 1.5% per annum of our stockholders’ equity (as defined in the Management Agreement), calculated and payable (in cash) quarterly in arrears. The decrease is mainly a result of the restructuring of our interest rate swaps, which reduced the "Equity" base used to calculate the management fee. Pursuant to the terms of the agreement, unrealized gains and losses are excluded from the "Equity" base used to calculate the management fee. Upon termination of the interest rate swaps the accumulated unrealized losses, which were excluded, became realized thereby reducing the "Equity" base by approximately $155.8 million. In addition, the August 3, 2016 amendment to the Management Agreement amended the definition of "Equity" as defined in the agreement. Under the new definition, OTTI will reduce the equity base used to calculate the management fee.

The management fees, expense reimbursements and the relationship between our Manager and us are discussed further in Note 9, “Related Party Transactions,” to the financial statements contained in this Quarterly Report on Form 10-Q.

Other Operating Expenses

We incurred other operating expenses of approximately $1.9 million and $809 thousand for the nine months ended September 30, 2017 and September 30, 2016, respectively. Other operating cost is comprised of derivative transaction costs, custody and servicing fees. The increase was primarily a result of expenses related to derivative commissions and fees resulting from the restructuring of the interest rate swaps and loan servicing fees related to the bridge loans, which are a new target asset in 2017.

General and Administrative Expenses

We incurred general and administrative expenses of approximately $5.6 million and $7.4 million for the nine months ended September 30, 2017 and September 30, 2016, respectively. The following describes the key components of general and administrative expenses.

Compensation Expense

Compensation expense was relatively flat at approximately at $2.1 million and $2.3 million for the nine months ended September 30, 2017 and September 30, 2016, respectively.

Professional Fees

Professional fees decreased from approximately $3.9 million for the nine months ended September 30, 2016 to approximately $2.5 million for the nine month ended September 30, 2017. The decrease was primarily related to the following: i) consulting fees attributable to the outsourced interim chief financial officer position prior to hiring a permanent replacement in June of 2016 , ii) higher 2016 audit fees, and iii) other one-time professional fees incurred in the first half of 2016.

Other general and administrative expenses

Other general and administrative decreased from approximately $1.2 million for the nine months ended September 30, 2016 to approximately $1.0 million for the nine month ended September 30, 2017. The decrease was mainly attributable to a reduction in the cost of our D&O insurance policy and an adjustment to excise tax based on the filing our 2016 federal tax return.

Book Value Per Share

As of September 30, 2017 and December 31, 2016, our book value per common share was $10.88 and $10.27, respectively.

Non-GAAP Financial Measures

Total interest income including interest income on Agency and Non-Agency Interest-Only Strips classified as derivatives and Effective Cost of Funds (as defined below) for the three and nine months ended September 30, 2017 and September 30, 2016, constitute a Non-GAAP financial measures within the meaning of Regulation G promulgated by the SEC.  We believe that the measures presented in this Quarterly Report on Form 10-Q, when considered together with U.S. GAAP financial measures, provide information that is useful to investors in understanding our borrowing costs and net interest income, as viewed by us.  An analysis of any Non-GAAP financial measure should be made in conjunction with results presented in accordance with GAAP.

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

The following table sets forth certain information regarding our net investment income for the three and nine months ended September 30, 2017 and September 30, 2016 (dollars in thousands):

Period Ended	Average Amortized Cost of Assets(1)	Total Interest Income(2)	Yield on Average Assets(1)	Average Balance of Borrowings	Total Interest Expense(3)	Average Effective Cost of Funds	Net Interest Income	Net Interest Margin
Three months ended September 30, 2017
Agency RMBS	$865,145	$6,156	2.82%	$836,749	$2,823	1.34%	$3,333	1.53%
Agency CMBS	1,485,287	11,246	3.00%	1,429,116	4,938	1.37%	6,308	1.68%
Non-Agency RMBS	58,919	943	6.35%	48,681	349	2.84%	594	4.00%
Non-Agency CMBS	293,959	6,381	8.61%	196,467	1,472	2.97%	4,909	6.63%
Residential Whole-Loans	196,001	2,002	4.05%	159,247	1,412	3.52%	590	1.19%
Residential Bridge Loans	61,953	1,331	8.52%	53,310	576	4.29%	755	4.83%
Securitized commercial loan	24,974	575	9.13%	17,803	306	6.82%	269	4.27%
Other Securities	124,657	2,624	8.35%	55,689	487	3.47%	2,137	6.80%
Total return swaps	2,884	95	13.07%	n/a	n/a	n/a	95	13.07%
Interest rate swaps	n/a	n/a	n/a	n/a	1,672	0.24%	(1,672)	(0.21)%
Total	$3,113,779	$31,353	4.00%	$2,797,062	$14,035	1.99%	$17,318	2.21%

Three months ended September 30, 2016
Agency RMBS	$1,754,014	$10,721	2.43%	$1,602,770	$3,042	0.76%	$7,679	1.74%
Agency CMBS	19,427	252	5.16%	14,895	64	1.71%	188	3.85%
Non-Agency RMBS	365,447	7,548	8.22%	275,900	1,569	2.26%	5,979	6.51%
Non-Agency CMBS	401,588	8,036	7.96%	270,633	1,562	2.30%	6,474	6.41%
Residential Whole-Loans	180,641	1,562	3.44%	158,315	976	2.45%	586	1.29%
Commercial Whole-Loans	25,000	575	9.15%	18,011	303	6.69%	272	4.33%
Other Securities	48,842	1,197	9.75%	25,171	169	2.67%	1,028	8.37%
Total return swaps	9,719	308	12.61%	n/a	n/a	n/a	308	12.61%
Interest rate swaps	n/a	n/a	n/a	n/a	6,736	1.14%	(6,736)	(0.96)%
Total	$2,804,678	30,199	4.28%	$2,365,695	$14,421	2.43%	$15,778	2.24%

Period Ended	Average Amortized Cost of Assets(1)	Total Interest Income(2)	Yield on Average Assets(1)	Average Balance of Borrowings	Total Interest Expense(3)	Average Effective Cost of Funds	Net Interest Income	Net Interest Margin
Nine months ended September 30, 2017
Agency RMBS	$974,051	$20,801	2.86%	$934,923	$8,037	1.15%	$12,764	1.75%
Agency CMBS	1,115,406	25,310	3.03%	1,049,598	9,664	1.23%	15,646	1.88%
Non-Agency RMBS	91,445	4,824	7.05%	71,994	1,447	2.69%	3,377	4.94%
Non-Agency CMBS	334,504	21,247	8.49%	223,040	4,675	2.80%	16,572	6.62%
Residential Whole-Loans	206,957	6,336	4.09%	168,024	4,219	3.36%	2,117	1.37%
Residential Bridge Loans	44,840	2,951	8.80%	37,952	1,248	4.40%	1,703	5.08%
Securitized commercial loan	24,991	1,706	9.13%	17,801	912	6.85%	794	4.25%
Other Securities	118,534	7,412	8.36%	51,908	1,305	3.36%	6,107	6.89%
Total return swaps	4,718	469	13.29%	n/a	n/a	n/a	469	13.29%
Interest rate swaps	n/a	n/a	n/a	n/a	12,284	0.64%	(12,284)	(0.56)%
Total	$2,915,446	$91,056	4.18%	$2,555,240	$43,791	2.29%	$47,265	2.17%

Nine months ended September 30, 2016
Agency RMBS	$1,667,560	$29,979	2.40%	$1,558,747	$8,782	0.75%	$21,197	1.70%
Agency CMBS	28,042	1,122	5.34%	21,453	293	1.82%	829	3.95%
Non-Agency RMBS	415,254	23,383	7.52%	302,219	4,942	2.18%	18,441	5.93%
Non-Agency CMBS	423,670	25,051	7.90%	291,178	4,731	2.17%	20,320	6.41%
Residential Whole-Loans	193,594	5,254	3.63%	162,455	3,046	2.50%	2,208	1.52%
Commercial Whole-Loans	25,000	1,713	9.15%	17,915	900	6.71%	813	4.34%
Other Securities	66,954	3,941	7.86%	35,354	697	2.63%	3,244	6.47%
Total return swaps	8,726	836	12.80%	n/a	n/a	n/a	836	12.80%
Interest rate swaps	n/a	n/a	n/a	n/a	21,907	1.22%	(21,907)	(1.03)%
Total	$2,828,800	91,279	4.31%	$2,389,321	$45,298	2.53%	$45,981	2.17%

(1)	Includes Agency and Non-Agency Interest-Only Strips accounted for as derivatives.

(2)	Refer to below table for components of interest income.

(3)	Includes the net amount paid, including accrued amounts and premium amortization for MAC interest rate swaps during the periods included in loss on derivative instruments for GAAP.

The following table reconciles total interest income to adjusted interest income, which includes interest income on Agency and Non-Agency Interest-Only Strips classified as derivatives (Non-GAAP financial measure) for the three and nine months ended September 30, 2017 and September 30, 2016:

(dollars in thousands)	Three months ended September 30, 2017	Three months ended September 30, 2016	Nine months ended September 30, 2017	Nine months ended September 30, 2016
Coupon interest income:
Agency RMBS	$8,886	$16,525	$30,513	$50,693
Agency CMBS	11,071	677	24,408	2,194
Non-Agency RMBS	571	8,575	4,482	27,098
Non-Agency CMBS	4,242	6,021	14,675	19,270
Residential Whole-Loans	2,268	2,107	7,145	6,890
Residential Bridge Loans	1,450	—	3,179	—
Securitized commercial loan	575	575	1,706	1,713
Other Securities	2,160	464	5,300	1,656
Subtotal coupon interest	31,223	34,944	91,408	109,514
Premium accretion, discount amortization and amortization of basis, net:
Agency RMBS	(2,995)	(6,255)	(10,662)	(22,220)
Agency CMBS	110	(505)	717	(1,358)
Non-Agency RMBS	372	(1,172)	303	(4,106)
Non-Agency CMBS	2,139	1,954	6,572	5,513
Residential Whole-Loans	(266)	(544)	(809)	(1,635)
Residential Bridge Loans	(119)	—	(228)	—
Securitized commercial loan	—	—	—	—
Other Securities	464	732	2,112	2,284
Subtotal accretion and amortization	(295)	(5,790)	(1,995)	(21,522)
Interest income	$30,928	$29,154	$89,413	$87,992
Contractual interest income, net of amortization of basis on Agency and Non-Agency Interest-Only Strips, classified as derivatives(1):
Coupon interest income	$1,816	$3,503	$6,229	$11,113
Amortization of basis (Non-GAAP Financial Measure)	(1,486)	(2,827)	(5,055)	(8,930)
Contractual interest income, net on Foreign currency swaps(1)	—	61	—	268
Total return swaps	95	308	469	836
Subtotal	425	1,045	1,643	3,287
Total adjusted interest income	$31,353	$30,199	$91,056	$91,279

(1)	Reported in "Gain (loss) on derivative instruments, net" in our Consolidated Statements of Operations.

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

The following table reconciles the Effective Cost of Funds (Non-GAAP financial measure) with interest expense for the three and nine months ended September 30, 2017 and September 30, 2016:

	Three months ended September 30, 2017		Three months ended September 30, 2016		Nine months ended September 30, 2017		Nine months ended September 30, 2016
(dollars in thousands)	Reconciliation	Cost of Funds/ Effective Borrowing Costs	Reconciliation	Cost of Funds/ Effective Borrowing Costs	Reconciliation	Cost of Funds/ Effective Borrowing Costs	Reconciliation	Cost of Funds/ Effective Borrowing Costs
Interest expense	$12,363	1.75%	$7,685	1.29%	$31,507	1.65%	$23,391	1.31%
Net interest paid - interest rate swaps	1,672	0.24%	6,736	1.14%	12,284	0.64%	21,907	1.22%
Effective Borrowing Costs	$14,035	1.99%	$14,421	2.43%	$43,791	2.29%	$45,298	2.53%
Weighted average borrowings	$2,797,062		$2,365,695		$2,555,240		$2,389,321

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

The table below reconciles Net Income (Loss) to Core Earnings for the three and nine months ended September 30, 2017 and September 30, 2016:

(dollars in thousands)	Three months ended September 30, 2017	Three months ended September 30, 2016	Nine months ended September 30, 2017	Nine months ended September 30, 2016
Net Income	$22,767	$32,282	$63,693	$13,281
Income tax provision (benefit)	(1,155)	2,239	1,272	2,239
Income before income taxes	21,612	34,521	64,965	15,520

Adjustments:
Investments:
Unrealized (gain) loss on investments and securitized debt	(5,249)	(15,292)	(35,126)	(47,571)
Other than temporary impairment	7,225	4,978	19,901	22,131
Realized (gain) loss on sale of investments	(1,830)	(1,439)	(20,600)	4,968
Realized (gain) loss on foreign currency transactions	(1)	149	1	266
Unrealized (gain) loss on foreign currency transactions	—	195	—	639

Derivative Instruments:
Net realized (gain) loss on derivatives	(9,062)	14,242	165,649	(11,479)
Net unrealized (gain) loss on derivatives	598	(26,054)	(160,255)	46,073

Non-cash stock-based compensation expense	218	433	795	1,351
Total adjustments	(8,101)	(22,788)	(29,635)	16,378
Core Earnings	$13,511	$11,733	$35,330	$31,898

Alternatively, our Core Earnings can also be derived as presented in the table below by starting with Adjusted net interest income, which includes interest income on Interest-Only Strips accounted for as derivatives and other derivatives, and net interest expense incurred on interest rate swaps (a Non-GAAP financial measure), subtracting Operating Expenses, adding Non-cash stock based compensation, and adding Interest income on cash balances and other income (loss), net:

(dollars in thousands)	Three months ended September 30, 2017	Three months ended September 30, 2016	Nine months ended September 30, 2017	Nine months ended September 30, 2016
Adjusted net interest income	$17,318	$15,778	$47,265	$45,981
Total Expenses	(4,240)	(4,762)	(13,572)	(16,181)
Non-cash stock based compensation	218	433	795	1,351
Interest income on cash balances and other income (loss), net	215	284	842	747
Core Earnings	$13,511	$11,733	$35,330	$31,898

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

At September 30, 2017, our primary sources of cash consisted of borrowings under our repurchase agreements, principal repayments and net interest margin generated from our investment portfolio.

Borrowings Under Various Financing Arrangements

As of September 30, 2017, we had master repurchase agreements with 27 counterparties.  We had borrowings under repurchase agreements with 17 counterparties of approximately $3.3 billion at September 30, 2017.  The following tables present our repurchase agreement borrowings by type of collateral pledged, as of September 30, 2017 and September 30, 2016, and the respective effective cost of funds (Non-GAAP financial measure) for the three and nine months ended September 30, 2017 and September 30, 2016, respectively.  See “Non-GAAP Financial Measures” (dollars in thousands):

	September 30, 2017			Three months ended September 30, 2017		Nine months ended September 30, 2017
Collateral	Borrowings Outstanding	Value of Collateral Pledged (1)	Weighted Average Interest Rate end of period	Weighted Average Cost of Funds	Weighted Average Effective Cost of Funds (Non-GAAP)(2)	Weighted Average Cost of Funds	Weighted Average Effective Cost of Funds (Non-GAAP)(2)	Weighted Average Haircut end of period
Agency RMBS, at fair value	$792,520	$823,403	1.39%	1.34%	1.34%	1.15%	1.15%	4.79%
Agency CMBS, at fair value	2,019,010	2,109,202	1.39%	1.37%	1.37%	1.23%	1.23%	5.06%
Non-Agency RMBS, at fair value	48,443	64,348	2.85%	2.84%	2.84%	2.69%	2.69%	23.29%
Non-Agency CMBS, at fair value	192,015	278,095	2.96%	2.97%	2.97%	2.80%	2.80%	30.38%
Residential Whole-Loans, at fair value(3)	156,751	191,439	3.48%	3.52%	3.52%	3.36%	3.36%	20.00%
Residential Bridge Loans(3)	51,074	54,912	4.29%	4.29%	4.29%	4.40%	4.40%	20.00%
Securitized commercial loan, at fair value(3)	6,809	13,973	3.09%	3.20%	3.20%	3.28%	3.28%	50.00%
Other securities, at fair value	69,634	122,651	3.36%	3.47%	3.47%	3.36%	3.36%	39.68%
Interest rate swaps	n/a	n/a	n/a	n/a	0.24%	n/a	0.64%	n/a
Total	$3,336,256	$3,658,023	1.69%	1.72%	2.00%	1.62%	2.30%	8.46%

(1)	Excludes approximately $25.0 million of cash collateral posted.

(2)
The effective cost of funds for the period presented is calculated on an annualized basis and includes interest expense for the period and net periodic interest payments on interest rate swaps, net of premium amortization on MAC swaps, of approximately $1.7 million and $12.3 million for the three and nine months ended September 30, 2017.  While interest rate swaps are not accounted for using hedge accounting, such instruments are viewed by us as an economic hedge against increases in interest rates on our liabilities and are treated as hedges for purposes of satisfying the REIT requirements.  See “Non-GAAP Financial Measures”.

(3)	Repurchase agreement borrowings collateralized by Whole-Loans and securitized commercial loan owned through trust certificates. The trust certificates are eliminated upon consolidation.

	September 30, 2016			Three months ended September 30, 2016		Nine months ended September 30, 2016
Collateral	Borrowings Outstanding	Fair Value of Collateral Pledged (1)	Weighted Average Interest Rate end of period	Weighted Average Cost of Funds	Weighted Average Effective Cost of Funds (Non-GAAP)(2)	Weighted Average Cost of Funds	Weighted Average Effective Cost of Funds (Non-GAAP)(2)	Weighted Average Haircut end of period
Agency RMBS	$1,784,448	$1,841,935	0.75%	0.76%	0.76%	0.75%	0.75%	4.35%
Agency CMBS	10,725	13,737	1.66%	1.71%	1.71%	1.82%	1.82%	24.28%
Non-Agency RMBS	270,060	395,064	2.32%	2.26%	2.26%	2.18%	2.18%	28.95%
Non-Agency CMBS(3)	256,544	358,481	2.36%	2.30%	2.30%	2.17%	2.17%	27.20%
Residential Whole-Loans(4)	167,111	204,882	2.77%	2.45%	2.45%	2.50%	2.50%	20.00%
Securitized commercial loan(4)	6,790	13,517	3.05%	2.95%	2.95%	2.96%	2.96%	50.00%
Other securities	27,858	50,912	3.05%	2.67%	2.67%	2.63%	2.63%	43.53%
Interest rate swaps	n/a	n/a	n/a	n/a	1.14%	n/a	1.22%	n/a
Total	$2,523,536	$2,878,528	1.25%	1.26%	2.43%	1.27%	2.53%	10.98%

(1)	Excludes approximately $30.5 million of cash collateral posted.

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

As of September 30, 2017, our repurchase agreements require collateral in excess of the loan amount, or haircuts, ranging from a low of 3.0% to a high of 5.0% for Agency RMBS, exclusive of IOs and IIOs for which the haircuts are as high as 20.0% and Agency CMBS haircuts are 5.0%, exclusive of IOs and IIOs for which haircuts are as high as 25.0%. For Non-Agency RMBS haircuts range from a low of 20.0% to a high of 26.0% and Non-Agency CMBS haircuts range from a low of 15.0% to a high of 60.0%. Haircuts for Whole-Loans range from a low of 20.0% to a high of 50.0% and other securities range from a low of 22.5% to a high of 50.0%.  Declines in the value of our portfolio can trigger margin calls by our counterparties under our repurchase agreements.  Margin calls could adversely affect our liquidity. Our inability to post adequate collateral for a margin call by the counterparty could result in a condition of default under our repurchase agreements.  An event of default or termination event would give some of our counterparties the option to terminate all existing repurchase transactions with us and require any amount due to the counterparties by us to be payable immediately.  If this were to occur, we may be forced to sell assets under adverse market conditions or through foreclosure which may have a material adverse consequence on our business, financial position, our results of operations and cash flows.  During the nine months ended September 30, 2017, we were able to satisfy margin calls using cash on hand, unlevered or underleveraged securities, cash from rehypothecation of securities received as incremental collateral and cash from our repurchase agreement borrowings.

Under the repurchase agreements, the respective counterparties, subject to the terms of the individual agreements, retain the right to determine the fair value of the underlying collateral.  A reduction in the value of pledged assets requires us to provide additional collateral or fund margin calls.  In addition, certain of the repurchase agreements may be terminated by our counterparties if we do not maintain certain equity and leverage metrics.  For our repurchase agreements with outstanding borrowings, we were in compliance with the terms of such financial tests as of September 30, 2017.

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

Cash Generated from Operations

For the nine months ended September 30, 2017, net cash from operating activities was approximately $15.6 million, this was primarily attributable to the net interest income we earned on our investments less operating expenses, general and administrative expenses and margin settlements of interest rate swaps. For the nine months ended September 30, 2016, net cash used by operating activities was approximately $2.1 million, which was primarily attributable to the lower net interest income we earned on our investments coupled with higher operating expenses, general and administrative expenses.  The change period over period was mainly attributable to the settlement of interest rate swaps.

Cash Provided by and Used in Investing Activities

For the nine months ended September 30, 2017, net cash used by investing activities was approximately $1.2 billion. This was primarily attributable to our investment acquisitions, which was partially offset by proceeds from sales and receipts of principal payments on our investments. For the nine months ended September 30, 2016, our investing activities increased our cash balance by approximately $142.6 million. This was primarily attributable to our proceeds from sales and receipt of principal payments on our investments, which was partially offset by our investment acquisitions.

Cash Provided by and Used in Financing Activities

For the nine months ended September 30, 2017, net cash provided by financing activities was approximately $1.1 billion. This was primarily attributable to higher weighted average borrowings as a result of investment acquisitions and a decrease in cash collateral posted, partially offset by dividends paid on our common stock. For the nine months ended September 30, 2016, our financing activities decreased our cash balance by approximately $134.3 million.  This was primarily attributable to a decrease in our net borrowings under repurchase agreements from investment sales and lower leverage from principal payments on our investments .

Other Potential Sources of Financing

We held cash of approximately $36.7 million and $31.0 million at September 30, 2017 and September 30, 2016, respectively.  Our primary sources of cash currently consist of repurchase facility borrowings, investment income, principal repayments on investments and the proceeds of any future securities offering, to the extent available in the capital markets.  In the future, we expect our primary sources of liquidity to consist of payments of principal and interest we receive on our portfolio assets, unused borrowing capacity under our financing sources and future issuances of equity and debt securities.

Contractual Obligations and Commitments

Our contractual obligations as of September 30, 2017 are as follows (dollars in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Borrowings under repurchase agreements	$3,336,256	—	—	—	$3,336,256
Investment related payables	296,317	—	—	—	296,317
Total: GAAP Basis - Excluding TBA - long positions	3,632,573	—	—	—	3,632,573
TBA - long positions	207,016	—	—	—	207,016
Total: Non-GAAP Basis	$3,839,589	—	—	—	$3,839,589

(1)	The table above does not include amounts due under the Management Agreement (as defined herein) with our Manager, as those obligations do not have fixed and determinable payments.

Repurchase Agreements

As of September 30, 2017, we have an obligation for approximately $10.4 million in contractual interest payments related to our repurchase agreements through the respective maturity date of each repurchase agreement.

Securitized Debt

At September 30, 2017, we had securitized debt related to the consolidated VIEs, with a principal balance of $11.0 million (and a fair value of $11.0 million).  The securitized debt and related interest payments of the VIEs can only be settled with the securitized commercial loan that serve as collateral of the VIE and is non-recourse to us.

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

Off-Balance Sheet Arrangements

As of September 30, 2017, we held contracts to purchase (“long position”) and sell (“short position”) TBAs on a forward basis.  If a counterparty to one of the TBAs that we enter into defaults on its obligations, we may not receive payments or securities due under the TBA agreement, and thus, we may lose any unrealized gain associated with that TBA transaction.

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

Recent Developments

In October 2017, we issued $115 million aggregate principal amount of 6.75% convertible senior unsecured notes, including the underwriter’s overallotment option to purchase an additional $15 million aggregate principal amount of the notes. The notes pay interest semiannually in arrears. We received proceeds of $111.6 million from the offering, net of underwriting discounts and commissions, which will be amortized through interest expense over the life of the notes. The notes mature on October 1, 2022, unless earlier converted, redeemed or repurchased by the holders pursuant to their terms, and are not redeemable by us except during the final three months prior to maturity.

The notes are convertible into, at our election, cash, shares of our common stock or a combination of both, subject to the satisfaction of certain conditions and during specified periods. The conversion rate is subject to adjustment upon the occurrence of certain specified events and the holders may require us to repurchase all or any portion of their notes for cash equal to 100%

of the principal amount of the notes, plus accrued and unpaid interest, if we undergo a fundamental change as specified in the agreement. The initial conversion rate was 83.1947 shares of common stock per $1,000 principal amount of notes and represented a conversion price of $12.02 per share of common stock.

ASC 470-20 "Debt/Debt with Conversion and Other Options" requires that convertible debt instruments with cash settlement features, including partial cash settlement, account for the liability component and equity component (conversion feature) of the instrument separately. The initial value of the liability component will reflect the present value of the discounted cash flows using the nonconvertible debt borrowing rate at the time of issuance. The debt discount represents the difference between the proceeds received from the issuance and the initial carrying value of the liability component, which is accreted back to the notes principal amount through interest expense over the life of the notes.

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

As of September 30, 2017, 17 of the counterparties that we had outstanding repurchase agreement borrowings held collateral which we posted as security for such borrowings in excess of 5% of our Stockholders’ equity.  Prior to entering into a repurchase agreement with any particular institution, our Manager does a thorough review of such potential counterparty.  Such review, however, does not assure the creditworthiness of such counterparty nor that the financial wherewithal of the counterparty will not deteriorate in the future.

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

The sensitivity analysis table presented below shows the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments, including interest rate swaps, Interest-Only Strips, and net interest income at September 30, 2017, assuming a static portfolio of assets. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our Manager’s expectations. The analysis presented utilizes our Manager’s assumptions, models and estimates, which are based on our Manager’s judgment and experience.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+1.00%	(16.53)%	(0.92)%
+0.50%	(8.95)%	(0.44)%
-0.50%	8.33%	0.40%
-1.00%	12.22%	0.75%

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

Certain assumptions have been made in connection with the calculation of the information set forth in the table above and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes.  The base interest rate scenario assumes interest rates at September 30, 2017.  The analysis presented utilizes assumptions and estimates based on our Manager’s judgment and experience.  Furthermore, while we generally expect to retain such assets and the associated interest rate risk, future purchases and sales of assets could materially change our interest rate risk profile.

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

As of September 30, 2017, we have entered into five master securities forward trading agreements, or MSFTAs, which may govern the trading of some or all TBA transactions.  Pursuant to the terms of these MSFTAs, we and our counterparties would be required to post margin to the other when the mark to market exposure of the TBA transactions executed under the agreement exceed certain thresholds.  We expect to continue to negotiate and enter into MSFTAs with additional TBA counterparties.  The margin provisions of the MSFTA help to mitigate, but do not eliminate, counterparty risk associated with TBA transactions.  If a counterparty to a TBA transaction cannot perform under the terms of the trade, we may not receive securities we have agreed to purchase or payment for securities we have agreed to sell, and thus, we may lose any unrealized gain associated with such transaction.

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

We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of September 30, 2017. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

No change occurred in our internal control over financial reporting (as defined in Rule13a-15(f) and Rule 15d-15(f) of the Exchange Act) during the three months ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  Legal Proceedings

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business.  As of September 30, 2017, the Company was not involved in any legal proceedings.

ITEM 1A.  Risk Factors

Other than the additional risk factor presented below, there were no material changes during the period covered by this report to the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on March 7, 2017.  Additional risks not presently known, or that we currently deem immaterial, also may have a material adverse effect on our business, financial condition and results of operation.

We could be materially and adversely affected by poor market conditions where the properties securing the mortgage loans underlying our investments are geographically concentrated.

Our performance depends on the economic conditions in markets in which the properties securing the mortgage loans underlying our investments are concentrated. As of September 30, 2017, a substantial portion of our investments had underlying properties in California. Our financial condition, results of operations, the market price of our common stock and our ability to make distributions to our stockholders could be materially and adversely affected by this geographic concentration if market conditions, such as an oversupply of space or a reduction in demand for real estate in an area, deteriorate in California. Moreover, due to the geographic concentration of properties securing the mortgages underlying our investments, the Company may be disproportionately affected by general risks such as natural disasters, including major fires, floods and earthquakes, severe or inclement weather, and acts of terrorism should such developments occur in or near the markets in California in which such properties are located.

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

4.2*
Indenture, dated as of October 2, 2017, between Western Asset Mortgage Capital Corporation and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed on October 3, 2017.

4.3*
First Supplemental Indenture, dated as of October 2, 2017, between Western Asset Mortgage Capital Corporation and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed on October 3, 2017.

4.4*
Form of 6.75% Convertible Senior Notes due 2022 (attached as Exhibit A to the First Supplemental Indenture filed as Exhibit 4.3 hereto), incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K, filed on October 3, 2017.

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

November 7, 2017

By:	/s/ LISA MEYER

Lisa Meyer
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

November 7, 2017