Form 10-K
period 2017-12-31
Western Asset Mortgage Capital Corp
filed 2018-03-29
CIK 1465885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of the registrant's common stock held by non-affiliates was $416,414,035 based on the closing sales price on the New York Stock Exchange on June 30, 2017.
On March 28, 2018, the registrant had a total of 41,679,679 shares of common stock outstanding.

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

Part I
Item 1.    Business
Our Company
Western Asset Mortgage Capital Corporation, a Delaware corporation, and Subsidiary (the “Company” unless otherwise indicated or except where the context otherwise requires “we”, “us” or “our”) commenced operations in May 2012, focused on investing in, financing and managing a diversified portfolio of real estate related securities, whole-loans and other financial assets, which we collectively refer to as our target assets.  We are externally managed by Western Asset Management (our “Manager”) pursuant to the terms of a management agreement. We conduct our operations to qualify and be taxed as a real estate investment trust, or REIT, for U.S. federal income tax purposes. Accordingly, we generally will not be subject to U.S. federal income taxes on our taxable income that we distribute currently to our stockholders as long as we maintain our intended qualification as a REIT. However, certain activities that we may perform may cause us to earn income which will not be qualifying income for REIT purposes. We have designated our subsidiary as taxable REIT subsidiary, or TRS, to engage in such activities. We also intend to operate our business in a manner that permits us to maintain our exemption from registration under the 1940 Act, as amended, or the Investment Company Act. Our common stock is traded on the New York Stock Exchange, or the NYSE, under the symbol "WMC".

Our objective is to provide attractive risk adjusted returns to our shareholders primarily through an attractive dividend, we intend to support with sustainable core earnings, as well as the potential for higher returns through capital appreciation. Our investment strategy is based on our Manager's perspective of which mix of our target assets it believes provides us with the best risk-reward opportunities at any given time.  We also deploy leverage as part of our investment strategy to increase potential returns. We primarily finance our investments through short-term repurchase agreements.

Our Manager
We are externally managed and advised by our Manager, an SEC-registered investment advisor and a wholly-owned subsidiary of Legg Mason, Inc., headquartered in Pasadena, California, that specializes in fixed-income asset management. From offices in Pasadena, Dubai, Hong Kong, London, Melbourne, New York, São Paulo, Singapore and Tokyo, our Manager's 862 employees provide investment services for a wide variety of global clients, including mutual funds, corporate, public, insurance, health care, union organizations and charitable foundations. In addition, two of our directors, James W. Hirschmann III and Jennifer W. Murphy, are also employees of our Manager. Our Manager is responsible for, among other duties: (i) performing all of our day-to-day functions; (ii) determining investment criteria in conjunction with our Board of Directors; (iii) sourcing, analyzing and executing investments, asset sales and financings; (iv) performing asset management duties; and (v) performing financial and accounting management.
Our Competitive Advantages
Our competitive advantages in the marketplace stems from our relationship with our Manager. As of December 31, 2017, our Manager had approximately $442.2 billion in assets under management. Our Manager's scale makes it an important trading partner for many of the largest broker-dealers and banks, which provides our investment team the ability to source real estate related opportunities directly from originators as well as access attractive financing.
Our Investment Strategy

Our Manager’s investment philosophy, which developed from a singular focus in fixed-income asset management over a variety of credit cycles and conditions, is to provide clients with a diversified, long-term value-oriented portfolio. We benefit from the breadth and depth of our Manager’s overall investment philosophy, which focuses on a macroeconomic analysis as well as an in-depth analysis of individual assets and their relative value. In making investment decisions on our behalf, our Manager seeks to identify assets across the broad mortgage universe with attractive risk adjusted returns, which incorporates its view on the outlook for the mortgage markets, including relative valuation, supply and demand trends, the level of interest rates, the shape of the yield curve, prepayment rates, financing and liquidity, commercial and residential real estate prices, delinquencies, default rates, recovery of various segments of the economy and vintage of collateral, subject to maintaining our REIT qualification and our exemption from registration under the 1940 Act.

Our target assets are comprised of Agency CMBS, Agency RMBS (including TBAs), Non-Agency CMBS, Non-Agency RMBS, Residential and Commercial Whole-Loans, Residential Bridge Loans, Commercial Mezzanine Loans, CMO's, GSE Risk Sharing Securities, Non U.S. CMBS and ABS, each of which is described below.

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

Non-Agency RMBS. — RMBS that are not guaranteed by a U.S. Government agency or U.S. Government-sponsored entity, with an emphasis on securities that when originally issued were rated in the highest rating category by one or more of the nationally recognized statistical rating organizations. The mortgage loan collateral for Non-Agency RMBS consists of residential mortgage loans that do not generally conform to underwriting guidelines issued by a U.S. Government agency or U.S. Government-sponsored entity due to certain factors, including mortgage balances in excess of Agency underwriting guidelines, borrower characteristics, loan characteristics and/or level of documentation, and therefore are not issued or guaranteed by a U.S. Government agency or U.S. Government-sponsored entity. The mortgage loan collateral may be classified as subprime, Alternative-A or prime depending on the borrower’s credit rating and the underlying level of documentation. Non-Agency RMBS collateral may also include reperforming loans, which are conventional mortgage loans that were current at the time of the securitization, but had been delinquent in the past. Non-Agency RMBS may be secured by fixed-rate mortgages, adjustable-rate mortgages or hybrid adjustable-rate mortgages.

Non-Agency CMBS. — Fixed and floating rate CMBS for which the principal and interest payments are not guaranteed by a U.S. Government agency or U.S. Government-sponsored entity.  We do not have an established minimum current rating requirement for such investments.

Non U.S. CMBS. —  CMBS which is not guaranteed by a U.S. Government agency or U.S. Government-sponsored entity and which is secured by commercial real estate located outside of the U.S.  Although our Manager believes that these investments can provide attractive risk-reward opportunities and offer additional asset diversification, investing in international real estate has a number of additional risks, including but not limited to currency risk, political risk and the legal risk of investing in jurisdictions with varying laws and regulations and potential tax implications.

GSE Risk Sharing Securities Issued by Fannie Mae and Freddie Mac. — From time to time we have and may in the future continue to invest in risk sharing securities issued by Fannie Mae and Freddie Mac.  Principal and interest payments on these securities are based on the performance of a specified pool of Agency residential mortgages. The payments due on these securities, however, are not secured by the referenced mortgages, the payments due are full faith and credit obligations of Fannie Mae or Freddie Mac respectively, but neither agency guarantees full payment of the underlying mortgages .  Investments in these securities generally are not qualifying assets for purposes of the 75% real estate asset test applicable to REITs and generally do not generate qualifying income for purposes of the 75% real estate income test applicable to REITs. As a result, we may be limited in our ability to invest in such assets.

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

Residential Whole-Loans. — Residential Whole-Loans are mortgages secured by single family residences held directly by us or through structured Non-Agency RMBS programs crafted specifically for us and other clients of our Manager.  To date our Residential Whole-Loans have been mostly adjustable rate loans that do not qualify for the Consumer Finance Protection Bureau’s (or CFPB) safe harbor provision for “qualifying mortgages”. However, our Manager’s review, relating to possible purchases of loans, includes an analysis of the loan originator’s procedures and documentation for compliance with Ability to Repay requirements.  These loans are held in consolidated trusts with us holding the beneficial interest in the trusts.  We may in the future securitized the whole-loan interests, selling more senior interests in the pool of loans and retaining residual portions.   The characteristics of our Residential Whole-Loans may vary going forward.

Residential Bridge Loans. — Residential Bridge Loans are mortgages secured by non owner occupied single family and multi-family residences, typically short-term, held directly by us or through structured Non-Agency RMBS programs crafted specifically for us and other clients of our Manager.  These loans are held in a consolidated trust with us holding the beneficial interest in the trust.

Commercial Whole-Loans. — Our Manager is also actively exploring opportunities to invest in small balance, $2.5 million to $25.0 million, Commercial Whole-Loans, including commercial mortgages and Small Business Administration or SBA loans secured primarily by real estate.  While our Manager has experience in CMBS and we currently invest in Agency and Non-Agency CMBS, as well as, Non U.S. CMBS, investing in Whole-Loans backed or secured by commercial real estate assets involves complex investment, structural, regulatory and accounting issues.  Some of these issues are unique to Commercial Whole-Loans as opposed to residential mortgages.  Accordingly, there is no assurance of the prevalence such investments will have in our overall portfolio in the future.

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

Collateralized Mortgage Obligations or CMOs. — These are securities, which can be Agency of Non-Agency, that are structured from residential and/or commercial pass-through certificates, which receive monthly payments of principal and interest. CMOs divide the cash flows which come from the underlying mortgage pass-through certificates into different classes of securities that may have different maturities and different weighted average lives than the underlying pass-through certificates.

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

Our Investment Portfolio

Our investment portfolio composition at December 31, 2017.

Our Financing Strategy

 We deploy leverage to increase potential returns to our stockholders and to fund the acquisition of our target assets. While we are not required to maintain any particular leverage ratio, we expect to maintain a debt-to-equity ratio of three to ten times the amount of our stockholders’ equity. To the extent the Agency MBS percentage of our portfolio decreases, our overall leverage is likely to decrease.  The amount of leverage we use for our portfolio depends upon a variety of factors, such as, general economic, political and financial market conditions, the anticipated liquidity and price volatility of our assets, the availability and cost of financing the assets, the credit worthiness of financing counterparties and the health of the U.S. residential mortgage and housing markets. At December 31, 2017, our aggregate debt-to-equity ratio was approximately 7.2 to 1. The debt-to-equity ratio is not a comprehensive statement of overall investment portfolio leverage which is affected by any leverage embedded in TBAs and derivative instruments.

Repurchase Agreements

We primarily finance our investments through repurchase agreements for which we pledge our assets. Our repurchase agreements have maturities generally ranging from one to three months, but in some cases longer. Repurchase agreements involve the transfer of the pledged collateral to a counterparty at an agreed upon price in exchange for such counterparty’s simultaneous agreement to return the same security back to the borrower at a future date (i.e., the maturity of the borrowing). Under our repurchase agreements, we retain beneficial ownership of the pledged collateral, while the counterparty maintains custody of such collateral.  At the maturity of a repurchase financing, unless the repurchase financing is renewed with the same counterparty, we are required to repay the loan, including any accrued interest, and concurrently reacquire custody of the pledged collateral or, with the consent of the counterparty, we may renew the repurchase financing at the then prevailing market interest rate and terms.  The amount borrowed under our repurchase agreements is a specified percentage of the asset’s applicable fair value, which is dependent on the collateral type.  Our repurchase agreement counterparties generally require collateral in excess of the loan amount, or haircuts. As of December 31, 2017, our haircuts range from a low of 3.0% to a high of 5.0% for Agency RMBS, exclusive of IOs and IIOs for which the haircuts are as high as 20.0%, and Agency CMBS haircuts are 5.0%, exclusive of IOs and IIOs for which haircuts are as high as 15.0%. For Non-Agency RMBS, haircuts range from a low of 20.0% to a high of 26.0% and for Non-Agency CMBS, haircuts range from a low of 20.0% to a high of 40.0%. Haircuts for Whole-Loans are 20.0% and other securities range from a low of 22.5% to a high of 30.0%.

A significant decrease in asset value, advance rate, or an increase in the haircut could result in us having to sell assets in order to meet additional margin calls by our repurchase agreement counterparties. Our inability to post adequate collateral for a margin call by the counterparty could result in a condition of default under our repurchase agreements. We expect to mitigate our risk to margin calls by deploying leverage at the portfolio level at amounts below our available financing under our repurchase agreements.

In order to reduce our exposure of risk associated with concentration to any one repurchase agreement counterparty, we seek to diversify our exposure by entering into repurchase agreements with multiple counterparties. At December 31, 2017, we had repurchase agreements with 28 counterparties and outstanding borrowings with 16. Our total outstanding borrowings under our repurchase agreements was $3.3 billion, with a maximum net exposure to any single repurchase agreement counterparty of $65.5 million, or 14.1% of equity.

Convertible Senior Unsecured Notes

In October 2017, we issued $115.0 million aggregate principal amount of 6.75% convertible senior unsecured notes, which included the underwriter's option to purchase $15.0 million aggregate principal amount of the notes, for net proceeds to us of $111.1 million. The notes mature on October 1, 2022, unless earlier converted, redeemed or repurchased by the holders pursuant to their terms, and are not redeemable by the Company except during the final three months prior to maturity. We view this financing as an attractive source of longer-term capital, which we believe was more cost efficient than issuing straight equity. We have and will continue to deploy the proceeds from the offering of the notes to acquire our target assets.

Our Hedging and Risk Management Strategy

Our overall portfolio strategy is designed to generate attractive returns to our investors through various economic cycles. We believe our broad approach to investing in the real estate market, which considers all categories of real estate assets, allows us to invest in a diversified portfolio and help mitigate our portfolio from risks that arise from investing in a single or limited collateral type. In connection with our risk management activities, we enter into a variety of derivative and non-derivative instruments. Our primary objective for acquiring theses derivatives and non-derivative instruments is to mitigate our exposure to future events that are outside our control. Our derivative instruments are designed to mitigate the effects market risk and cash flow volatility associated with interest rate risk, including associated prepayment risk. As part of our hedging strategy, we may enter into, but not limited to, interest rate swaps, including forward starting swaps, interest rate swaptions, U.S. Treasury options, future contracts, TBAs, total return swaps, credit default swaps and foreign current swaps and forwards.

Regulation

REIT Qualification
We elected to be taxed as a REIT under Section 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), commencing with our taxable year ended December 31, 2012. We will generally not be subject to corporate U.S. federal income tax to the extent that we make qualifying distributions to stockholders, and provided that we satisfy, on a continuing basis, through actual investment and operating results, the REIT requirements including certain asset, income, distribution and stock ownership tests. If we fail to qualify as a REIT, and do not qualify for certain statutory relief provisions, we will be subject to U.S. federal, state and local income taxes and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year in which we lost our REIT qualification. The failure to qualify as a REIT could have a material adverse impact on our results of operations and amounts available for distribution to stockholders.
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
Employees
We are externally managed pursuant to the management agreement dated May 9, 2012. We have no employees. All of our officers and two of our directors, James W. Hirschmann III and Jennifer W. Murphy, are employees of our Manager. Our Manager is responsible for, among other duties: (i) performing all of our day-to-day functions; (ii) determining investment criteria in conjunction with our Board of Directors; (iii) sourcing, analysing and executing investments, asset sales and financings; (iv) performing asset management duties; and (v) performing financial and accounting management.
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
The Dodd-Frank Act established a comprehensive new regulatory framework for derivative contracts commonly referred to as "swaps" which requires that many swaps be executed on a regulated exchange or trading platform ("mandatory exchange trading") and cleared through a central counterparty ("mandatory clearing"). In particular, certain of the swaps that the Manager may want to use to hedge the Company's exposure to fluctuations in interest rates are now subject to clearing and mandatory exchange trading. In addition, beginning in 2017, new requirements to variation margins apply to over-the-counter swaps and other derivatives not centrally cleared. For swaps that are subject to mandatory clearing, the Company is forced to pledge some of its assets to a clearing broker as initial margin, and for the life of such swaps, the assets pledged as initial margin generally will not be available to the Company for investment. For swaps that are subject to mandatory clearing and mandatory exchange trading, the Company likely will incur additional fees and costs for transactions in such swaps. Together, these requirements may make our Manager's hedging strategies more costly or may induce our Manager to change its hedging strategies.
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
The U.S. Government, through the U.S. Federal Reserve, the Federal Housing Administration, or the FHA, and the Federal Deposit Insurance Corporation, has implemented a number of federal programs designed to assist homeowners, including the Home Affordable Modification Program, or HAMP, which provides homeowners with assistance in avoiding residential mortgage loan foreclosures, the Hope for Homeowners Program, or H4H Program, which allowed certain distressed borrowers to refinance their mortgages into FHA-insured loans in order to avoid residential mortgage loan foreclosures, and the Home Affordable Refinance Program, or HARP, which allows borrowers who are current on their mortgage payments to refinance and reduce their monthly mortgage payments at loan-to-value ratios up to 125% (and, in some cases, above 125%) without new mortgage insurance. A number of these homeowners' assistance programs have been enhanced or expanded. HAMP expired on December 31, 2016, and borrowers who had requested assistance or to whom an offer of assistance had been extended as of that date had until September 30, 2017 to finalize their modification. HARP, which was scheduled to expire on December 31, 2016, has been extended to December 31, 2018. In addition, it is uncertain whether the new administration and Congressional majority will make any changes to these programs or any amendments to the bankruptcy laws to permit the modification of mortgage loans in bankruptcy proceedings. A significant number of loan modifications could result in a significant reduction in cash flows to the holders of the mortgage securities on an ongoing basis.
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

Beginning in 2014, we have invested in GSE Risk Sharing Securities issued by FNMA and FHLMC. Principal and interest payments on these securities are based on the performance of a specified pool of Agency residential mortgages. The payments due on these securities, however, are not secured by the referenced mortgages, but are full faith and credit obligations of Fannie Mae or Freddie Mac respectively. There is no implicit or explicit guarantee of these obligations by FHFA or that FHFA would satisfy such obligations if FNMA and/or FHLMC were to default.
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
These risks have increased in recent years due to general declines in liquidity in fixed income markets. As a result of both the experience of dealers and other counterparties during the 2007-2010 credit issues and the resulting changes in regulatory and capital burdens on these entities, especially banks, market liquidity in fixed income has generally declined. Dealers and other market intermediaries are less likely to be prepared to hold bonds in inventory and take balance sheet risks, resulting in a significant reduction in market making activity. In addition, many dealers have exited one or more sectors of the fixed income markets.
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
As of December 31, 2017, none of our Agency RMBS, excluding Interest-Only Strips, were secured by ARMs or hybrid ARMs. Our Non-Agency RMBS, however, were secured by ARMs, Hybrid ARMS, pay option ARMs and fixed-rate mortgages. Further, there can be no assurance that this will not change in the future.
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
Since the onset of the economic recession in 2008, the Federal Reserve has maintained an accommodative monetary policy. Recent improvements in the U.S. labor market and overall U.S. economy have led to a discussion of the return of monetary policy to a more "normal" stature. According to its meeting in January 2018, the Federal Open Market Committee, or FOMC, left the federal funds rate at 1.5% since inflation is still below target, eventhough unemployment is low. The FOMC expects inflation to meet its 2% target in 2018 and expects to gradually raise the federal funds rate to its normal level of 2%. The FOMC will allow $12 billion of Treasury securities to mature without replacing them. It will do the same with $8 billion of mortgage-backed securities. The Federal Reserve is gradually winding down the $4 trillion in holdings it acquired during quantitative easing. In determining the timing and size of future adjustments to the target range for the federal funds rate, the FOMC intends to assess realized and expected economic conditions relative to its objectives of maximum employment and 2% inflation. This assessment will take into account a wide range of information, including measures of labor market conditions, indicators of inflation pressures and inflation expectations, and readings on financial and international developments. Accordingly, we expect potentially three rate increases in 2018. We cannot project with certainty when and the rate at which the Federal Reserve will continue to increase the federal funds rate and what impact that will have on our business and operating results.
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

Our performance depends on the economic conditions in markets in which the properties securing the mortgage loans underlying our investments are concentrated. As of December 31, 2017, a substantial portion of our investments had underlying properties in California. Our financial condition, results of operations, the market price of our common stock and our ability to make distributions to our stockholders could be materially and adversely affected by this geographic concentration if market conditions, such as an oversupply of space or a reduction in demand for real estate in an area, deteriorate in California. Moreover, due to the geographic concentration of properties securing the mortgages underlying our investments, the Company may be disproportionately affected by general risks such as natural disasters, including major wildfires, floods and earthquakes, severe or inclement weather, and acts of terrorism should such developments occur in or near the markets in California in which such properties are located.
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
Compliance with our 1940 Act exemption will limit our ability to invest in certain of our target assets.
At times the Manager may be limited in allocating equity to target that do not qualify as real estate or real estate related assets for purposes of the 1940 Act exemption. This limitation could adversely affect the performance of our portfolio if these non qualifying assets presents more attractive investment opportunities. Among the current target assets that are not real estate assets are ABS, non pool Agency and Non-Agency MBS, GSE Risk Sharing Securities and certain Commercial Mezzanine Loans.
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
When we engage in repurchase transactions, we generally sell securities to lenders (repurchase agreement counterparties) and receive cash from these lenders. The lenders are obligated to resell the same securities back to us at the end of the term of the transaction. Because the cash we receive from the lender when we initially sell the securities to the lender will be less than the value of those securities (this difference is the haircut), if the lender defaults on its obligation to resell the same securities back to us we may incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities). We would also lose money on a repurchase transaction if the value of the underlying securities has declined as of the end of the transaction term, as we would have to repurchase the securities based on their initial value but would receive securities worth less than that amount. Further, if we default on one of our obligations under a repurchase transaction, the lender can terminate the transaction and cease entering into any other repurchase transactions with us. Our inability to post adequate collateral for a margin call by the counterparty, in a time frame as short as the close of the same business day, could result in a condition of default under our repurchase agreements, thereby enabling the counterparty to liquidate the collateral pledged by us, which may have a material adverse effect on our financial position, results of operations and cash flows. Certain of our repurchase agreements contain cross-default provisions, such that if a default occurs under an agreement with any specific lender, that lender could also declare a default under other repurchase agreements or other financing or derivative contracts, if any, with such lender. Further, 14 of the counterparties to our repurchase agreements held, as of December 31, 2017, collateral valued in excess of 5% of our stockholders' equity as security for our obligations under the applicable repurchase agreements. Any losses we incur on our repurchase transactions could adversely affect our earnings and thus our cash available for distribution to our stockholders.
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
As of December 31, 2017, we had amounts outstanding under repurchase agreements with 16 separate lenders and had repurchase agreements with 28 different lenders. Prior to entering into a lending relationship with any financial institution, our Manager does a thorough credit review of such potential lender. Notwithstanding the foregoing, a material adverse development involving one or more major financial institutions or the financial markets in general, in addition to the regulatory changes, could result in our lenders reducing our access to funds available under our repurchase agreements or terminating such agreements altogether.
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
While the majority of our interest rate swaps are traded on a regulated exchange, certain hedging instruments are traded over the counter and do not trade on regulated exchanges and, therefore, are not guaranteed by an exchange or a clearing house. In addition, over the counter instruments are more lightly regulated by U.S. and foreign governmental authorities. Consequently, there may be no requirements with respect to record keeping, financial responsibility or segregation of customer funds and positions. Furthermore, the enforceability of agreements underlying hedging transactions may depend on compliance with applicable statutory and commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. The business failure of a hedging counterparty with whom we enter into a hedging transaction which did not clear through a clearing house would most likely result in its default. Default by a party with whom we enter into a hedging transaction may result in the loss of unrealized profits and force us to cover our commitments, if any, at the then current market price. Although generally we seek to reserve the right to terminate our hedging positions, it may not always be possible to dispose of or close out a hedging position without the consent of the hedging counterparty and we may not be able to enter into an offsetting contract in order to cover our risk. There can be no assurance that a liquid secondary market will exist for any hedging instruments purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in losses.

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
We compete for investment opportunities directly with other client portfolios managed by our Manager. Clients of our Manager have investment mandates and objectives that target the same assets as us. A substantial number of client accounts managed by our Manager have exposure to RMBS, CMBS and our other portfolio investments and may have similar investment mandates and objectives. While our Manager has only a limited number of client accounts investing in Whole-Loans, the supply of Whole-Loan investments meeting the Manager's investment criteria are extremely limited. In addition, our Manager may have additional clients that compete directly with us for investment opportunities in the future. Our Manager has an investment allocation policy in place that is intended to ensure that no single client is intentionally favored over another and that trades are allocated in a fair and equitable manner. We may compete with our Manager or its other clients for investment or financing opportunities sourced by our Manager; however, we may either not be presented with the opportunity or have to compete with our Manager to acquire these investments or have access to these sources of financing. Our Manager and our executive officers may choose to allocate favorable investments to itself or to its or other clients instead of to us. Further, at times when there are turbulent conditions in the mortgage markets or distress in the credit markets or other times when we will need focused support and assistance from our Manager, our Manager's other clients will likewise require greater focus and attention, placing our Manager's resources in high demand. In such situations, we may not receive the level of support and assistance that we may receive if we were internally managed or if our Manager did not act as a manager for other entities. There is no assurance that our Manager's allocation policies that address some of the conflicts relating to our access to investment and financing sources will be adequate to address all of the conflicts that may arise.
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

As of December 31, 2017, our Manager owned 1,314,838 shares of our common stock. To the extent our Manager elects to sell all or a portion of these shares in the future, our Manager's interests may be less aligned with our interests.
We are dependent on our Manager and its key personnel for our success.
We have no separate facilities and are completely reliant on our Manager. All of our executive officers and two of our directors, are employees of our Manager. Our Manager has significant discretion as to the implementation of our investment and operating policies and strategies. Accordingly, we believe that our success will depend to a significant extent upon the efforts, experience, diligence, skill and network of business contacts of the executive officers and key personnel of our Manager. The executive officers and key personnel of our Manager evaluate, negotiate, close and monitor our investments; therefore, our success depends on their continued service. The departure of any of the executive officers or key personnel of our Manager could have a material adverse effect on our performance. In addition, we offer no assurance that our Manager will remain our investment manager or that we will continue to have access to our Manager's principals and professionals. The term of our Management Agreement with our Manager expires on May 16, 2019, with automatic one-year renewals thereafter. If the Management Agreement is terminated and no suitable replacement is found to manage us, we may not be able to execute our business plan. Moreover, our Manager is not obligated to dedicate any of its personnel exclusively to us nor is it obligated to dedicate any specific portion of its time to our business, and none of our Manager's personnel are contractually dedicated to us under our Management Agreement with our Manager.
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
Our Manager is only contractually committed to serve us until May 16, 2019. The Management Agreement is automatically renewable for one-year terms; provided, however, that our Manager may terminate the Management Agreement annually upon 180 days prior notice. If the Management Agreement is terminated and no suitable replacement is found to manage us, we may not be able to execute our business plan.
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
Our Manager is subject to regulation as an investment advisor by various regulatory authorities that are charged with protecting the interests of its clients, including us. Instances of criminal activity and fraud by participants in the investment management industry and disclosures of trading and other abuses by participants in the financial services industry have led the U.S. government and regulators to the rules and regulations governing, and oversight of, the U.S. financial system, including the investment management industry and more aggressive enforcement of the existing laws and regulations. Our Manager could be subject to civil liability, criminal liability, or sanction, including revocation of its registration as an investment adviser, revocation of the licenses of its employees, censures, fines, or temporary suspension or permanent bar from conducting business, if it is found to have violated any of these laws or regulations. Any such liability or sanction could adversely affect its ability to manage our business. Our Manager must continually address conflicts between its interests and those of its clients, including us. In addition, the SEC and other regulators have increased their scrutiny of potential conflicts of interest. We believe our Manager has procedures and controls that are reasonably designed to address these issues. However, appropriately dealing with conflicts of interest is complex and difficult and if our Manager fails, or appears to fail, to deal appropriately with conflicts of interest, it could face litigation or regulatory proceedings or penalties, any of which could adversely affect its ability to manage our business.
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
On May 15, 2012, we issued and sold to certain institutional investors a number of warrants, which expire on May 15, 2019, entitling them to purchase up to an aggregate of 1,115,893 shares of our common stock. These warrants had an initial exercise price of $20.50 per share (subject to adjustment and limitation on exercise in certain circumstances) and are exercisable for seven years after the date of the warrants' issuance, or earlier upon notice of redemption by us. As a result of two follow on public offerings on October 3, 2012 and April 3, 2014 and the stock portion of our dividend declared on December 19, 2013 the exercise price of each of the outstanding warrants has been reduced to $16.70 and the number of shares purchasable has increased to 1,232,916. The exercise of the warrants in the future would be dilutive to holders of our common stock if our book value per share or the market price of our common stock is higher than the exercise price at the time of exercise. The potential for dilution from the warrants could have an adverse effect on the future market price of our common stock.
Further, the exercise price of the warrants will be adjusted under certain circumstances, including, subject to certain exceptions, if we sell common stock (or other securities convertible into or exchangeable for our common stock) in a public offering or private placement, for cash at a price per share (after deduction of underwriting discounts or placement fees and other expenses incurred by us that are attributable to the offering) that is less than the closing price of our common stock immediately prior to: (i) the announcement of the proposed sale in the case of public offerings; or (ii) the execution of the purchase agreement in the case of private placements. Accordingly, the exercise price will be adjusted downward in connection with any future offering, which would increase the dilutive effect of the warrants. Furthermore, any similar public offerings or private placements of our common stock we conduct in the future will likely increase the dilutive effect of the warrants.
Conversion of the notes may dilute the ownership interest of existing shareholders, including holders who had previously converted their notes.
In October 2017, the Company issued $115.0 million aggregate principal amount of 6.75% convertible senior unsecured notes, which included the underwriter’s option to purchase $15.0 million aggregate principal amount of the notes for net proceeds of $111.1 million. The notes mature on October 1, 2022, unless earlier converted, redeemed or repurchased by the holders pursuant to their terms, and are not redeemable by the Company except during the final three months prior to maturity.

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

To the extent we issue shares of our common stock upon conversion of the notes, the conversion of some or all of our notes will dilute the ownership interests of existing shareholders. Any sales in the public market of shares of our common stock issuable upon such conversion of the notes could adversely affect the prevailing market price.

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
We believe we have operated and intend to continue to operate in a manner that allows us to qualify as a REIT. Our ability to satisfy the asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the annual REIT income and quarterly asset requirements also depends upon our ability to successfully manage the composition of our income and assets on an ongoing basis. Accordingly, there can be no assurance that the IRS will not contend that our interests in the subsidiary or in securities of other issuers will not cause a violation of the REIT requirements.
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
The maximum tax rate applicable to income from "qualified dividends" payable to U.S. stockholders that are individuals, trusts and estates is currently 20%, exclusive of the 3.8% investment tax surcharge, resulting from the Tax Cuts and Jobs Act of 2017, which was signed into law on December 22, 2017, therby making significant changes to the Internal Revenue Code. Dividends payable by REITs, however, generally are not eligible for the qualified dividend reduced rates. For taxable years beginning after December 31, 2017 and before January 1, 2026, generally stockholders that are individuals, trusts or estates may deduct 20% of the aggregate amount of ordinary dividends distributed by us, subject to certain limitations. While the qualified dividend rules do not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.
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
Even if we remain qualified for taxation as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, excise taxes, state or local income, property and transfer taxes, such as mortgage recording taxes, and other taxes. In addition, in order to meet the REIT qualification requirements, prevent the recognition of certain types of non-cash income, or to avert the imposition of a 100% tax that applies to certain gains derived by a REIT from dealer property or inventory, we hold some of our assets through a TRS or other consolidated entities that will be subject to corporate-level income tax at regular corporate rates. The payment of any of these taxes would decrease cash available for distribution to our stockholders.
Complying with REIT requirements may cause us to liquidate or forgo otherwise attractive opportunities.
To qualify as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets, including certain mortgage loans and securities. The remainder of our investments in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our total assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 20% of the value of our total assets can be represented by securities of one or more TRS. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate otherwise attractive investments from our investment portfolio. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.
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
We have acquired and may acquire in the future mortgage-backed securities and other portfolio instruments in the secondary market for less than their face amount. In addition, pursuant to our ownership of certain mortgage-backed securities, we may be treated as holding certain debt instruments acquired in the secondary market for less than their face amount. The discount at which such securities or debt instruments are acquired may reflect doubts about their ultimate collectability rather than current market interest rates. The amount of such discount will nevertheless generally be treated as "market discount" for U.S. federal income tax purposes. Under general tax rules, accrued market discount is reported as income when, and to the extent that, any payment of principal of the mortgage-backed security or debt instrument is made. If we collect less on the mortgage-backed security or debt instrument than our purchase price plus the market discount we had previously reported as income, we may not be able to benefit from any offsetting capital loss deductions to the extent we do not have offsetting capital gains.
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
Moreover, some of the mortgage-backed securities or debt instruments that we acquire may have been issued with original issue discount. Under general tax rules, we are required to report such original issue discount based on a constant yield method and will be taxed based on the assumption that all future projected payments due on such mortgage-backed securities will be made. If such mortgage-backed securities turn out not to be fully collectable, an offsetting loss deduction will become available only in the later year that uncollectability is provable.
Under the recently enacted Tax Cuts and Jobs Act (the ‘‘Act’’), we generally will be required to take certain amounts in income no later than the time such amounts are reflected on certain financial statements. The application of this rule may require the accrual of income with respect to certain of debt instruments or mortgage-backed securities, such as original issue discount or market discount, earlier than would be the case under the general tax rules, although the precise application of this rule is unclear at this time. This rule generally will be effective for tax years beginning after December 31, 2017 or, for debt instruments or mortgage-backed securities issued with original issue discount, for tax years beginning after December 31, 2018.
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
Changes to U.S. federal income tax laws could materially and adversely affect us and our stockholders.
The recently enacted Tax Cuts and Jobs Act makes substantial changes to the Code. Among those changes are a significant permanent reduction in the generally applicable corporate tax rate, changes in the taxation of individuals and other non-corporate taxpayers that generally but not universally reduce their taxes on a temporary basis subject to ‘‘sunset’’ provisions, the elimination or modification of various currently allowed deductions (including substantial limitations on the deductibility of interest and, in the case of individuals, the deduction for personal state and local taxes), certain additional limitations on the deduction of net operating losses, and preferential rates of taxation on most ordinary REIT dividends and certain business income derived by non-corporate taxpayers in comparison to other ordinary income recognized by such taxpayers. The effect of these, and the many other, changes made in the Tax Cuts and Jobs Act is highly uncertain, both in terms of their direct effect on the taxation of an investment in our common stock and their indirect effect on the value of our assets or market conditions generally. Furthermore, many of the provisions of the Tax Cuts and Jobs Act will require guidance through the issuance of Treasury regulations in order to assess their effect. There may be a substantial delay before such regulations are promulgated, increasing the uncertainty as to the ultimate effect of the statutory amendments on us. It is also likely that there will be technical corrections legislation proposed with respect to the Tax Cuts and Jobs Act this year, the effect of which cannot be predicted and may be adverse to us or our stockholders.

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

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the NYSE under the symbol "WMC". The following table sets forth the high, low and last sales prices for our common stock, as reported on the NYSE:

Period	High	Low	Close
2017
First Quarter	$10.55	$9.43	$9.77
Second Quarter	$10.84	$9.58	$10.30
Third Quarter	$10.95	$10.02	$10.47
Fourth Quarter	$10.75	$9.50	$9.95
2016
First Quarter	$10.95	$8.04	$10.05
Second Quarter	$10.18	$8.71	$9.39
Third Quarter	$11.03	$9.22	$10.42
Fourth Quarter	$11.18	$9.63	$10.07
The following table summarizes our dividends declared on common stock, on a per share basis, for the years ended December 31, 2017 and 2016:

Declaration Date	Record Date	Payment Date	Common Stock Dividend
2017
December 21, 2017	January 2, 2018	January 26, 2018	$0.31
September 21, 2017	October 2, 2017	October 26, 2017	$0.31
June 20, 2017	June 30, 2017	July 26, 2017	$0.31
March 23, 2017	April 3, 2017	April 26, 2017	$0.31
2016
December 22, 2016	January 3, 2017	January 26, 2017	$0.31
September 22, 2016	October 4, 2016	October 25, 2016	$0.31
June 23, 2016	July 5, 2016	July 26, 2016	$0.31
March 24, 2016	April 4, 2016	April 26, 2016	$0.45
In order to maintain our qualification as a REIT, we must make annual distributions to our stockholders of at least 90% of our taxable income (not including net capital gains). We have adopted a policy of paying regular quarterly dividends on our common stock. Refer to Note 11- "Stockholders' Equity" to our Consolidated Financial Statements included in Item 8 of this annual report on Form 10-K for details on the tax characterization of our dividend.
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
As of March 28, 2018, we had 7 registered holders of our common stock and 41,679,679 shares outstanding.
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

The following table presents certain information about the Equity Incentive Plans as of December 31, 2017:

Award	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Restricted common stock	N/A	N/A	512,262
Total	—	—	512,262
Stockholder Return Performance
The following graph is a comparison of the cumulative total stockholder return on the Company's common stock, the Standard & Poor's 500 Index (the "S&P 500 Index"), the Russell 2000 Index (the "Russell 2000") and the FTSE NAREIT Mortgage REITs Index (the "FTSE Mortgage REIT"), a peer group index for a five year period from December 31, 2012 to December 31, 2017, and accordingly does not take into account the dividend the Company declared on December 21, 2017 and paid on January 26, 2018. The graph assumes that $100 was invested on December 31, 2012 in the Company's common stock, the S&P 500 Index, the Russell 2000 and the FTSE Mortgage REIT and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of the Company's shares will continue in line with the same or similar trends depicted in the graph below.

Index	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
Western Asset Mortgage Capital Corp	100.00	101.28	120.08	100.83	113.75	126.73
S&P 500	100.00	132.39	150.51	152.59	170.84	208.14
Russell 2000	100.00	138.82	145.62	139.19	168.85	193.58
FTSE NAREIT Mortgage REIT	100.00	98.04	115.57	105.31	129.38	154.98

Recent Sales of Unregistered Securities: Use of Proceeds from Registered Securities
Not applicable.
Purchase of Equity Securities by the Issuer
On December 21, 2017, the Board of Directors of the Company reauthorized its repurchase program of up to 2,100,000 shares of its common stock through December 31, 2019. The previous reauthorization announced on February 25, 2016 of the Company's repurchase program of up to 2,050,000 shares of its common stock expired on December 31, 2017. The original authorization expired on December 31, 2015. Purchases made pursuant to the program will be made in the open market, in privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rules 10b5-1 and 10b-18 of the Securities and Exchange Commission. The authorization does not obligate the Company to acquire any particular amount of common shares and the program may be suspended or discontinued at the Company's discretion without prior notice.
The following table shows common shares repurchase activity during the year ended December 31, 2017:

Month	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs at the end of period (1)
October 1 - 31, 2017	—		—	2,100,000
November 1- 30, 2017	107,707	$9.76	107,707	1,992,293
December 1 - 31, 2017	18,015	$10.02	18,015	1,974,278
Total	125,722		125,722

(1) Includes brokers commission of $0.03 per share.

Item 6.    Selected Financial Data
The information below should be read in conjunction with " Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes included in Item 8. "Financial Statements and Supplementary Data," included in this annual report on Form 10-K.

in thousands—except share and per share data	Year ended December 31, 2017	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Operating Data:
Net Interest Income
Interest income	$124,291	$123,756	$152,704	$149,110	$125,328
Interest expense	48,373	32,430	27,605	22,263	18,019
Net Interest Income	75,918	91,326	125,099	126,847	107,309

Other Income (Loss):
Realized gain (loss) on sale of investments, net	20,598	(21,991)	8,279	(2,178)	(110,712)
Other than temporary impairment	(22,873)	(32,286)	(19,791)	(17,014)	(11,858)
Unrealized gain (loss), net	28,396	(17,107)	(34,011)	189,011	(160,109)
Gain (loss) on derivative instruments, net	3,292	(20,735)	(68,895)	(180,496)	157,547
Gain on linked transactions, net	—	—	—	1,870	4,137
Other, net	1,031	180	2,318	1,433	91
Other Income (Loss)	30,444	(91,939)	(112,100)	(7,374)	(120,904)
Operating expenses	10,519	11,493	12,888	10,394	8,485
General and administrative expenses	7,259	9,753	9,595	8,366	5,775
Income (loss) before income taxes	88,584	(21,859)	(9,484)	100,713	(27,855)
Income tax provision (benefit)	3,487	3,156	—	—	—
Net Income (loss)	$85,097	$(25,015)	$(9,484)	$100,713	$(27,855)
Net income (loss) per Common Share—Basic	$2.03	$(0.61)	$(0.25)	$2.67	$(1.19)
Net income (loss) per Common Share—Diluted	$2.03	$(0.61)	$(0.25)	$2.67	$(1.19)
Dividends Declared per Share of Common Stock	$1.24	$1.38	$2.49	$2.74	$5.10 (1)
Balance Sheet Data (at period end):
Total assets	$3,886,906	$3,156,016	$3,414,429	$4,909,277	$3,094,877
Total liabilities	$3,420,868	$2,725,534	$2,902,781	$4,286,065	$2,684,783
Total stockholders' equity	$466,038	$430,482	$511,648	$623,212	$410,094
Other Data:
Cash flow provided by (used in):
Operating activities	$59,382	$11,546	$133,898	$107,374	$179,341
Investing activities	$(1,202,572)	$504,631	$1,359,855	$(1,311,678)	$2,002,411
Financing activities	$1,145,043	$(494,799)	$(1,516,439)	$1,203,001	$(2,189,519)

(1)	Includes $2.35 dividend per share declared on December 19, 2013, consisting of cash and stock.

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion provides the reader a narrative from the perspective of management and should be read in conjunction with our consolidated financial statements and related notes included in Item 8, "Financial Statements and Supplementary Data" of this annual report on Form 10-K.
Overview
The size and composition of our portfolio depend on investment strategies implemented by our Manager, the accessibility to capital and overall market conditions, including availability of attractively priced target assets and financing. Our objective is to provide an attractive risk adjusted return to our shareholders over the long term. Our Manager has built a diversified portfolio of our target assets to better enable us to deliver attractive returns through market cycles. Our portfolio is mainly comprised of Agency CMBS, Agency RMBS, Non-Agency RMBS, Non-Agency CMBS and Residential Whole-Loans and Residential Bridge Loans. To a significantly lesser extent, we have invested in other securities including certain GSE Risk Sharing Securities, as well as certain Non U.S. CMBS and ABS investments secured by a portfolio of private student loans. In addition, our holdings include a securitized commercial loan from a consolidated VIE.
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
Factors Impacting Our Operating Results
Our operating results can be affected by a number of factors and primarily depend on, among other things, the size of our investment portfolio, our net interest income, changes in the market value of our investments, derivative instruments and to a lesser extent realized gains and losses on the sale of our investments and termination of our derivative instruments. Our overall performance is also impacted by the supply and demand for our target assets in the market, the terms and availability of financing for such assets, general economic conditions, the impact of U.S Government actions that affect the real estate and mortgage sectors, and the unanticipated credit events experienced by borrowers whose loans are included in our MBS, as well as our Residential Whole and Bridge Loan borrowers.

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

    Our Manager's global outlook for 2017 was in line with market expectations for both robust growth and improving inflation has proven more optimistic than anticipated. The consensus transitioned from expectations for secular stagnation before the US election to global reflation afterward, to a more moderate tone today focusing on central bank monetary policy normalization. Our Manager's current expectations for 2018 is for ongoing slow but steady economic growth and moderate inflation, both in the U.S. and abroad. During the fourth quarter of 2017, the Federal Reserve raised the federal funds rate a quarter point, which indicates the central bank is confident in the strength of the economy and ready to push rates to more normal levels. President Trump's nomination of Jerome Powell as the next Federal Reserve chair is predicted to bring little change to the central bank's incremental rate increases and monetary policy normalization but we have yet to see how the FOMC might react to unexpected inflation. At the meeting in January 2018, the FOMC, left the federal funds rate at 1.5% since inflation is still below target, although unemployment is low. The FOMC expects inflation to meet its 2% target in 2018 and expects to gradually raise the federal funds rate to its normal level of 2%. At the March 2018 meeting, the FOMC raised the rate another quarter point from 1.5% to 1.75%,with two more rate hikes anticipated in 2018. The FOMC, as part of its balance sheet reduction plan, will allow $12 billion of Treasury securities to mature without replacing them. It will do the same with $8 billion of mortgage-backed securities. The Federal Reserve is gradually winding down the $4 trillion in holdings it acquired during quantitative easing. Accordingly, we expect potentially three rate increases in 2018. We believe the Agency RMBS sector is at risk for spread widening in the longer term. Against this backdrop, the fundamentals in the U.S. housing market remain strong and spreads for most mortgages remained supported during the fourth quarter of 2017 despite three significant hurricanes.

The market conditions outlined above may have a meaningful impact on our operating results and our existing portfolio and may cause us to adjust our investment and financing strategies over time as new opportunities emerge and the risk profiles of our business changes.

Critical Accounting Policies
The consolidated financial statements include our accounts, those of our consolidated wholly-owned TRS and certain variable interest entities (“VIEs”) in which we are the primary beneficiary.  All intercompany amounts have been eliminated in consolidation.  In accordance with GAAP, our consolidated financial statements require the use of estimates and assumptions that involve the exercise of judgment and use of assumptions as to future uncertainties.  In accordance with SEC guidance, the following discussion addresses the accounting policies that we currently apply. Our most critical accounting policies will involve decisions and assessments that could affect our reported assets and liabilities, as well as our reported revenues and expenses. We believe that all of the decisions and assessments upon which our consolidated financial statements have been based were reasonable at the time made and based upon information available to us at that time. For a review of recent accounting pronouncements that may impact our results of operations, refer Note 2 - “Summary of Significant Accounting Policies” contained in this annual report on Form 10-K.
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

When the fair value of an investment security is less than its amortized cost at the balance sheet date, the security is considered impaired, and the impairment is designated as either “temporary” or “other-than-temporary.” When a security is impaired, an OTTI is considered to have occurred if (i) if we intend to sell the security (i.e., a decision has been made as of the reporting date) or (ii) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If we intend to sell the security or if it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, the entire amount of the impairment loss, if any, is recognized in earnings as OTTI and the cost basis of the security is adjusted to its fair value. Additionally, for securities accounted for under ASC 325-40 an OTTI is deemed to have occurred when there is an adverse change in the expected cash flows to be received and the fair value of the security is less than its carrying amount. In determining whether an adverse change in cash flows occurred, the present value of the remaining cash flows, as estimated at the initial transaction date (or the last date previously revised), is compared to the present value of the expected cash flows at the current reporting date. The estimated cash flows reflect those a “market participant” would use and are discounted at a rate equal to the current yield used to accrete interest income. Any resulting OTTI adjustments are reflected in “Other than temporary impairment” in our Consolidated Statements of Operations.

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

Residential Whole-Loans

Investments in Residential Whole-Loans are recorded in accordance with ASC 310-20, "Nonrefundable Fees and Other Costs". We have chosen to make the fair value election pursuant to ASC 825 for our entire Residential Whole-Loan portfolio. Residential Whole-Loans are recorded at fair value with periodic changes in fair market value being recorded in earnings as a component of "Unrealized gain (loss), net". All other costs incurred in connection with acquiring Residential Whole-Loans or committing to purchase these loans are charged to expense as incurred.

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

Residential Bridge Loans

For the Bridge Loans acquired prior to October 25, 2017, we did not elect the fair value option pursuant to ASC 825 and accordingly these loans are recorded at their principal amount outstanding, net of any premium or discount in the Consolidated Balance Sheets. Commencing with purchases subsequent to October 25, 2017, we decided to elected the fair value option pursuant to ASC 825 to be consistent with the accounting of our other investments, which are all carried at fair value. These loans are recorded at fair value with periodic changes in fair market value being recorded in earnings as a component of "Unrealized gain

(loss), net". All other costs incurred in connection with acquiring the Residential Bridge Loans or committing to purchase these loans are charged to expense as incurred.

A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the existing contractual terms. We evaluate each of Residential Bridge Loans that we did not elect the fair value option on a quarterly basis. These loans are individually specific as they relate to the borrower, collateral type, interest rate, LTV and term as well as geographic location. We evaluate the collectability of both principal and interest of each loan. When a loan is impaired, the impairment is then measured based on fair value of the collateral, since these loans are collateral dependent. Upon measurement of impairment, we record an allowance to reduce the carrying value of the loan with a corresponding charge to net income. Significant judgments are required in determining impairment, including assumptions regarding the value of the loan, the value of the underlying collateral and other provisions such as guarantees. We will not record an allowance for loan loss for the Residential Bridge Loans that Company has elected the fair value option.

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

Derivatives and Hedging Activities

Subject to maintaining our qualification as a REIT for U.S. federal income tax purposes, as part of our hedging strategy, we may enter into, but not limited to, interest rate swaps, including forward starting swaps, interest rate swaptions, U.S. Treasury options, future contracts, TBAs, Agency and Non-Agency interest only strips total return swaps, credit default swaps and foreign current swaps and forwards. Derivatives, subject to REIT requirements, are used for hedging purposes rather than speculation. We determine the fair value of our derivative positions and obtain quotations from third parties, including the Chicago Mercantile Exchange or CME, to facilitate the process of determining such fair values. If our hedging activities do not achieve the desired results, reported earnings may be adversely affected.

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

Proceeds and payments on settlement of swaptions, mortgage put options, futures contracts credit default swaps and TBAs are included in cash flows from investing activities.  Proceeds and payments on settlement of forward contracts are reflected in cash flows from financing activities in our Consolidated Statements of Cash Flows. For Agency and Non-Agency Interest-Only Strips accounted for as derivatives, the purchase, sale and recovery of basis activity is included with MBS and other securities under cash flows from investing activities in our Consolidated Statements of Cash Flows.

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

2017 Activity

Investment Activity

In December of 2016, we evaluated our investments in Agency RMBS and Non-Agency RMBS, focusing on expected future prepayment trends, supply of and demand, costs of financing, costs of hedging, expected future interest rate volatility and the overall shape of the U.S. Treasury and interest rate swap yield curves. Based on our evaluation and our long-term views of the Agency RMBS sector, we decided to reposition our portfolio, reducing our exposure to Agency RMBS and legacy Non-Agency RMBS and deployed capital to acquire Agency CMBS, Non-Agency CMBS, Residential Whole and Bridge Loans and Non-Agency RMBS collateralized by reperforming loan pools.

The following table presents our investing activity for the year ended December 31, 2017 (dollars in thousands):

Investment Type	Balance at December 31, 2016	Purchases	Principal Payments and Basis Recovery	Proceeds from Sales	Realized Gain/(Loss)	Unrealized Gain/(loss)	Premium and discount amortization, net	OTTI	Balance at December 31, 2017
Agency RMBS and Agency RMBS IOs	$1,469,970	$632,100	$(138,811)	$(1,254,559)	$(2,483)	$7,202	$(9,084)	$(6,302)	$698,033
Non-Agency RMBS	308,242	37,668	(11,634)	(246,033)	22,208	(12,969)	2,072	—	99,554
Agency CMBS and Agency CMBS IOs	371,624	1,787,174	(5,254)	—	—	6,398	717	(92)	2,160,567
Non-Agency CMBS	358,919	51,511	(84,303)	(54,875)	740	13,453	8,276	(15,117)	278,604
Other securities(1)	67,762	81,000	(783)	(38,447)	659	12,297	1,559	(1,982)	122,065
Total MBS and other securities	2,576,517	2,589,453	(240,785)	(1,593,914)	21,124	26,381	3,540	(23,493)	3,358,823
Residential Whole-Loans	192,136	88,879	(43,221)	—	—	723	(1,094)	—	237,423
Residential Bridge Loans	—	143,666	(37,175)	—	—	558	(376)	—	106,673
Securitized commercial loan	24,225	—	(154)	—	—	805	—	—	24,876
Total Investments	$2,792,878	$2,821,998	$(321,335)	$(1,593,914)	$21,124	$28,467	$2,070	$(23,493)	$3,727,795

(1) Other securities includes $89.8 million of GSE CRTs and $32.2 million of ABS at December 31, 2017.

We increased Agency CMBS holdings from 13.3% in 2016 to 57.9% in 2017, reducing our Agency RMBS holdings by 52.5%. The underlying collateral for the Agency CMBS are multifamily residential loans guaranteed by Fannie Mae and Freddie Mac. We find this sector attractive because the underlying loans have built in prepayment protection and therefore are less sensitive to interest rate risk and have a lower cost of hedging compared to Agency RMBS. In addition, since Agency CMBS are not held on the Federal Reserve's balance sheet, these securities will not be subject to potential spread widening from the Federal Reserve's balance sheet reduction plan.

We continue to see favorable risk-adjusted return opportunities in credit sensitive investments, particularly Residential Whole and Bridge Loans, securitized pools of prime jumbo loans and commercial mezzanine loans, including junior tranches. We intend to continue to deploy capital into credit sensitive investments. At December 31, 2017, we held $869.2 million in credit sensitive investments, primarily consisting of 32.1% Non-Agency CMBS, 27.3% Residential Whole-Loans, 12.3% Residential Bridge Loans, 11.5% Non-Agency RMBS, which includes investments in securitized reperforming loans of $37.2 million and 10.3% GSE credit risk transfer securities. We work to mitigate the credit risk on our credit sensitive holdings by developing relationships with originators that adhere to our investment guidelines for our Residential Whole and Bridge Loans and for the other investments we perform a detailed credit analysis on the underlying collateral at the time of purchase.

Portfolio Characteristics

Agency Portfolio

The following table summarizes certain characteristics of our Agency portfolio by issuer and investment category as of December 31, 2017 (dollars in thousands):

	Principal Balance	Amortized Cost	Fair Value	Net Weighted Average Coupon(1)
Agency RMBS 20-Year, 30-Year and 40-Year
Fannie Mae	$572,185	$597,210	$598,895	3.8%
Freddie Mac	68,859	72,710	73,282	4.2%
Total Agency RMBS 20-Year, 30-Year and 40-Year	641,044	669,920	672,177	3.9%
Agency RMBS IOs and IIOs (2)
Fannie Mae	N/A	6,051	6,626	3.4%
Freddie Mac	N/A	5,148	5,203	2.4%
Ginnie Mae	N/A	3,551	3,608	3.1%
Total Agency RMBS IOs and IIOs (2)	N/A	14,750	15,437	2.9%
Agency RMBS IOs and IIOs accounted for as derivatives(2)
Fannie Mae	N/A	N/A	7,989	2.6%
Freddie Mac	N/A	N/A	1,370	3.2%
Ginnie Mae	N/A	N/A	1,060	4.4%
Total Agency RMBS IOs and IIOs accounted for as derivatives (2)	N/A	N/A	10,419	2.9%
Total: Agency RMBS	641,044	684,670	698,033	3.6%

Agency CMBS
Fannie Mae	2,145,139	2,147,281	2,154,800	2.9%
Agency CMBS IOs and IIOs (2)
Fannie Mae	N/A	—	10	3.2%
Agency CMBS IOs and IIOs accounted for as derivatives(2)
Ginnie Mae	N/A	N/A	5,757	0.5%
Total: Agency CMBS	2,145,139	2,147,281	2,160,567	2.7%
Total	$2,786,183	$2,831,951	$2,858,600	3.0%

(1)	Net weighted average coupon as of December 31, 2017 is presented net of servicing and other fees.

(2)	IOs and IIOs have no principal balances and bear interest based on a notional balance. The notional balance is used solely to determine interest distributions on the interest-only class of securities.

Credit Sensitive Portfolio

The following table presents information by vintage(1) as it relates to our credit sensitive investment portfolio at December 31, 2017:

Credit Securities	Pre 2006	2006	2007	2010	2011	2012	2013	2014	2015	2016	2017	Total
Non-Agency RMBS	3.0%	2.7%	1.4%	—%	—%	—%	—%	—%	—%	—%	3.3%	10.4%
Non-Agency RMBS IOs	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%	1.0%	1.0%
Non-Agency CMBS	—%	6.2%	6.6%	—%	4.0%	0.8%	0.4%	2.5%	8.7%	—%	2.9%	32.1%
Other securities	1.1%	—%	—%	—%	—%	—%	—%	1.1%	1.6%	4.4%	6.0%	14.2%
Residential Whole-Loans	0.2%	—%	—%	0.1%	0.6%	1.0%	8.8%	4.3%	0.2%	6.3%	5.7%	27.2%
Residential Bridge Loans	—%	—%	—%	—%	—%	—%	—%	—%	0.3%	2.4%	9.5%	12.2%
Securitized commercial loan	—%	—%	—%	—%	—%	—%	—%	—%	—%	2.9%	—%	2.9%
Total	4.3%	8.9%	8.0%	0.1%	4.6%	1.8%	9.2%	7.9%	10.8%	16.0%	28.4%	100.0%

(1)	Based on carrying amount of the investments.

Non-Agency RMBS

The following table presents the fair value and weighted average purchase price for each of our Non-agency RMBS categories, including IOs accounted for as derivatives, together with certain of their respective underlying loan collateral attributes and current performance metrics as of December 31, 2017 (fair value dollars in thousands):

		Weighted Average
Category	Fair Value	Purchase Price	Life (Years)	Original LTV	Original FICO	60+ Day Delinquent	6-Month CPR
Alt-A	$91,417	$70.60	8.1	77.5%	689	11.0%	11.6%
Subprime	8,137	58.57	8.1	77.4%	598	19.9%	6.3%
Total	$99,554	$69.62	8.1	77.5%	682	11.8%	11.2%

Non-Agency CMBS

The following table presents certain characteristics of our Non-Agency CMBS portfolio as of December 31, 2017 (dollars in thousands):

		Principal		Weighted Average
Type	Vintage	Balance	Fair Value	Life (Years)	Original LTV
Conduit:					0
	2006-2009	$140,538	$111,661	2.8	72.1%
	2010-2016	177,245	111,065	7.8	64.0%
		317,783	222,726	5.3	68.1%
Single Asset:
	2010-2016	61,400	55,878	3.8	62.7%
Total		$379,183	$278,604	5.0	67.0%

Residential Whole-Loans

The following table presents certain information about our Residential Whole-Loan investment portfolio as of December 31, 2017 (dollars in thousands):

			Weighted Average
Current Coupon Rate	Number of Loans	Principal Balance	Original LTV	Original FICO Score(1)	Expected Life (years)	Contractual Maturity (years)	Coupon Rate
3.01 - 4.00%	142	$55,593	55.5%	751	1.7	29.1	3.9%
4.01 - 5.00%	338	125,860	56.9%	725	1.4	26.5	4.5%
5.01 - 6.00%	132	48,553	58.2%	728	1.6	27.0	5.2%
6.01 - 7.00%	4	2,264	71.1%	758	1.3	20.5	6.3%
Total	616	$232,270	57.0%	734	1.5	27.1	4.5%

(1)
The original FICO score is not available for 141 loans with a principal balance of approximately $56.5 million at December 31, 2017. We have excluded these loans from the weighted average computations.

    As of December 31, 2017, there was one Residential Whole-Loan over 90-days past due with a current unpaid principal balance of $579 thousand and a fair value of $570 thousand. This nonperforming Residential Whole Loans a represent approximately 0.2% of the total outstanding principal balance. No allowance and provision for credit losses was recorded for these loans as of and for the twelve months ended December 31, 2017 since we elected the fair value option for this loan. We stopped accruing interest income for this loan when it became contractually 90 days delinquent.

Residential Bridge Loans

Our Residential Bridge Loans are comprised of short-term fixed rate mortgages secured by non owner occupied single and multi-family residences with low LTVs, generally up to 85%. The following table presents certain information about our Residential Bridge Loans investment portfolio at December 31, 2017 (dollars in thousands):

			Weighted Average
Current Coupon Rate	Number of Loans	Principal Balance	Original LTV	Contractual Maturity (months)	Coupon Rate
5.01 - 6.00%	9	$4,016	64.5%	10.8	5.9%
6.01 - 7.00%	64	18,420	67.8%	10.6	6.7%
7.01 – 8.00%	98	25,608	66.4%	9.5	7.6%
8.01 – 9.00%	56	19,728	70.3%	11.9	8.9%
9.01 – 10.00%	67	25,001	73.3%	6.8	9.7%
10.01 – 11.00%	36	10,656	75.4%	5.0	10.8%
11.01 - 12.00%	2	919	89.8%	8.2	11.4%
17.01 – 18.00%	8	1,520	73.8%	5.9	18.0%
Total	340	$105,868	70.1%	9.0	8.6%

    As of December 31, 2017, there were nine Residential Bridge Loans over 90-days past due with an unpaid principal balance of approximately $1.8 million. These nonperforming Residential Bridge Loans represent approximately 1.7% of the total outstanding principal balance. Since we did not elect the fair value option for these loans, we are required to review for impairment Therefore, we reviewed the estimated fair value of the collateral to determine if an allowance and provision of credit loss was required. Based upon our evaluation we expect full recovery of the principal and interest and accordingly no allowance and provision for credit losses was recorded for these loans as of and for the twelve months ended December 31, 2017. We stopped accruing interest income for these loans when they became contractually 90 days delinquent.

Geographic Concentration

The mortgages underlying our Non-Agency RMBS and Non-Agency CMBS are located in various states across the United States and other countries. The following table presents the five largest concentrations by location for the mortgages collateralizing our Non-Agency RMBS and Non-Agency CMBS as of December 31, 2017, based on fair value (dollars in thousands):

	Non-Agency RMBS			Non-Agency CMBS
	Concentration	Fair Value		Concentration	Fair Value
California	28.3%	$28,152	California	8.1%	$22,525
Florida	11.1%	11,081	New York	8.0%	22,410
New York	8.0%	8,009	Florida	7.4%	20,609
Virginia	7.3%	7,275	Illinois	7.3%	20,257
Maryland	4.7%	4,711	North Carolina	7.2%	20,196

The following table presents the various states across the United States in which the collateral securing our Residential Whole-Loans and Residential Bridge Loans at December 31, 2017, based on principal balance, is located (dollars in thousands):

	Residential Whole-Loans			Residential Bridge Loans
	Concentration	Principal Balance		Concentration	Principal Balance
California	62.2%	$144,321	California	48.2%	$51,080
New York	24.4%	56,631	Florida	13.4%	14,199
Georgia	4.3%	10,061	Washington	6.3%	6,645
Washington	4.0%	9,244	New York	4.4%	4,703
Massachusetts	3.9%	9,114	Texas	4.4%	4,660
Other	1.2%	2,899	Other	23.3%	24,581
Total	100.0%	$232,270	Total	100.0%	$105,868

Financing Activity

Repurchase Agreements

At December 31, 2017, we had repurchase agreements with 28 counterparties and outstanding borrowings with 16 of such counterparties The following table summarizes our 2017 financing activity under our repurchase agreements for the twelve months ended December 31, 2017 (dollars in thousands):

Collateral	Balance at December 31, 2016	Proceeds	Repayments	Balance at December 31, 2017
Agency RMBS	$1,427,674	$5,229,691	$(5,991,446)	$665,919
Agency CMBS	56,365	8,855,845	(6,876,988)	2,035,222
Non-Agency RMBS	218,712	300,905	(473,087)	46,530
Non-Agency CMBS	255,656	1,172,392	(1,273,723)	154,325
Residential Whole-Loans(1)	154,391	2,052,319	(2,017,440)	189,270
Securitized commercial loan(1)	6,790	61,255	(68,045)	—
Residential Bridge Loans(1)	—	295,479	(195,296)	100,183
Other securities	36,056	470,280	(446,099)	60,237
Borrowings under repurchase agreements	$2,155,644	$18,438,166	$(17,342,124)	$3,251,686

(1)	Repurchase borrowings and collateral pledged attributed to loans owned through trust certificates. The trust certificates are eliminated upon consolidation.

At December 31, 2017, we had outstanding repurchase agreement borrowings with the following counterparties:

(dollars in thousands) Repurchase Agreement Counterparties	Amount Outstanding	Percent of Total Amount Outstanding	Company Investments Held as Collateral	Counterparty Rating(1)
Citigroup Global Markets Inc.	$843,680	26.0%	$889,203	A+
Royal Bank of Canada	390,374	12.0%	411,268	AA-
Jefferies & Company, Inc.	303,527	9.3%	319,410	BBB-
UBS Securities LLC	267,175	8.2%	280,509	A+
Merrill Lynch Pierce Fenner & Smith Inc.	232,090	7.1%	241,277	A+
Mizuho Securities USA Inc.	197,557	6.1%	209,733	A
Credit Suisse AG, Cayman Islands Branch	189,270	5.8%	237,423	A
UBS AG, London Branch	150,165	4.6%	214,962	A+
TD Securities (USA) LLC	148,603	4.6%	154,398	AA-
JP Morgan Securities LLC	118,558	3.6%	124,192	A+
KGS-Alpha Capital Markets, L.P.	116,868	3.6%	122,428	Unrated
Nomura Securities International, Inc.	100,183	3.1%	106,673	Unrated(2)
RBC (Barbados) Trading Bank Corporation	96,627	3.0%	120,729	P-1
The Bank of Nova Scotia	76,096	2.3%	77,184	A+
All other counterparties (3)	20,913	0.7%	24,314
Total	$3,251,686	100.0%	$3,533,703

(1)
The counterparty ratings presented above are the long-term issuer credit ratings as rated at December 31, 2017 by S&P, except for RBC (Barbados) Trading Bank Corporation which is the short-term issuer credit rating by Moody’s at December 31, 2017.

(2)	Nomura Holdings, Inc., the parent company of Nomura Securities International, Inc., is rated A- by S&P at December 31, 2017.

(3)
Represents amount outstanding with two counterparties, which each holds collateral valued less than 5% of our stockholders’ equity as security for our obligations under the applicable repurchase agreements as of December 31, 2017.

The following table presents our average repurchase agreement borrowings, excluding unamortized debt issuance costs, by type of collateral pledged for the years ended December 31, 2017 and December 31, 2016 (dollars in thousands):

Collateral	Year ended December 31, 2017	Year ended December 31, 2016
Agency RMBS	$875,600	$1,678,450
Agency CMBS	1,289,755	19,866
Non-Agency RMBS	65,765	291,681
Non-Agency CMBS	207,423	281,679
Residential Whole-Loans	168,776	162,067
Securitized commercial loan	5,425	6,958
Residential Bridge Loans	46,135	—
Other securities	54,320	34,789
Total	$2,713,199	$2,475,490
Maximum borrowings during the period(1)	$3,336,256	$3,059,579

(1)	Amount represents the maximum borrowings at month-end during each of the respective periods.

Convertible Senior Unsecured Notes
In October 2017, we issued $115.0 million aggregate principal amount of 6.75% convertible senior unsecured notes, which included the underwriter's option to purchase $15.0 million aggregate principal amount of the notes for net proceeds to us of $111.1 million. The notes mature on October 1, 2022, unless earlier converted, redeemed or repurchased by the holders pursuant to their terms, and are not redeemable by the Company except during the final three months prior to maturity. The notes are convertible into, at the Company's election, cash, shares of the Company's common stock or a combination of both, subject to the satisfaction of certain conditions and during specified periods. The conversion rate is subject to adjustment upon the occurrence of certain specified events and the holders may require the Company to repurchase all or any portion of their notes for cash equal to 100% of the principal amount of the notes, plus accrued and unpaid interest, if the Company undergoes a fundamental change as specified in the agreement. The initial conversion rate was 83.1947 shares of common stock per $1,000 principal amount of notes and represented a conversion price of $12.02 per share of common stock.     We believe that this financing is an attractive source of longer term capital, which we believe was more cost efficient than issuing straight equity.
Hedging Activity
In connection with our risk management activities, we enter into a variety of derivative and non-derivative instruments. Our primary objective for acquiring theses derivatives and non-derivative instruments is to mitigate our exposure to future events that are outside our control. Our derivative instruments are designed to mitigate the effects market risk and cash flow volatility associated with interest rate risk, including associated prepayment risk. As part of our hedging strategy, we may enter into, but not limited to, interest rate swaps, including forward starting swaps, interest rate swaptions, U.S. Treasury options, Eurodollar, Volatility Index and U.S, Treasury futures, TBAs, total return swaps, credit default swaps and foreign current swaps and forwards.
In the second quarter of 2017, we restructured our hedges in connection with our portfolio repositioning. As a result, we entered into compression trades to terminate approximately $3.3 billion of fixed pay rate interest rate swaps and approximately $2.0 billion of variable pay rate interest rate swaps realizing a net loss on termination of approximately $155.8 million. Since the change in fair value of our interest rate swaps is reflected in the statement of operations as an unrealized loss the compression trade had only a $2.3 million negative impact to net income and book value. These "compression trades" reduce the number of interest rate swaps outstanding.
The following tables summarize the hedging activity during the twelve months ended December 31, 2017 (dollars in thousands):

Derivative Instrument	Notional Amount at December 31, 2016	Acquisitions	Settlements, Terminations or Expirations	Notional Amount at December 31, 2017
Fixed pay interest swaps	$4,662,200	$5,748,400	$(7,158,400)	$3,252,200
Variable pay interest rate swaps	2,682,400	694,900	(3,377,300)	—
Interest rate swaptions	—	200,000	(200,000)	—
Options - long positions	—	6,285,100	(5,965,100)	320,000
Options - short positions	—	4,984,500	(4,664,500)	320,000
Futures contracts - long positions	56,900	452,900	(509,800)	—
Futures contracts - short positions	176,300	1,430,300	(1,126,600)	480,000
Total return swaps	47,059	—	(47,059)	—
Foreign currency forward contracts	2,316	5,955	(8,271)	—
Credit default swaps	—	14,815	—	14,815
TBA securities - long positions	—	5,843,200	(5,718,200)	125,000
TBA securities - short positions	—	5,718,200	(5,718,200)	—
Total derivative instruments	$7,627,175	$31,378,270	$(34,493,430)	$4,512,015

Derivative Instrument	Fair Value at December 31, 2016	Acquisitions	Settlements, Terminations or Expirations	Realized Gains / Losses	Mark-to-market	Fair Value at December 31, 2017
Fixed pay interest swaps	$(114,603)	$(25,919)	$131,145	$(100,651)	$105,837	$(4,191)
Variable pay interest rate swaps	(42,860)	—	29,448	(29,698)	43,110	—
Interest rate swaptions	—	115		(115)		—
Options - long positions	—	15,130	(10,401)	(4,029)	(600)	100
Options - short positions	—	(5,694)	2,768	2,576	300	(50)
Futures contracts - long positions	71	—	1,426	(1,426)	(71)	—
Futures contracts - short positions	(2,487)	—	7,704	(7,704)	3,115	628
Total return swaps	(1,673)	—	552	(552)	1,673	—
Foreign currency forward contracts	(35)	—	(32)	32	35	—
Credit default swaps	—	(73)	—	—	(22)	(95)
TBA securities	—	—	(4,049)	4,049	(10)	(10)
Total derivative instruments	$(161,587)	$(16,441)	$158,561	$(137,518)	$153,367	$(3,618)

For the year ended December 31, 2017, we had approximately $1.7 billion of fixed pay rate interest rate swaps, excluding $1.5 billion of forward starting fixed pay interest rate swaps (weighted average forward starting dates of 4.0 months). The following table provides additional information on our interest rate swaps (dollars in thousands):

	December 31, 2017
Remaining Interest Rate Swap Term	Notional Amount	Average Fixed Pay Rate	Average Floating Receive Rate	Average Maturity (Years)	Forward Starting(1)
Greater than 1 year and less than 3 years	$600,000	1.6%	1.5%	1.8	—%
Greater than 3 years and less than 5 years	960,000	2.0%	1.4%	4.3	—%
Greater than 5 years	1,692,200	2.5%	1.4%	10.5	90.2%
Total	$3,252,200	2.2%	1.4%	7.1	46.9%

(1) Represents the percentage of notional that is forward starting
Currency Swaps and Forwards
We have invested in and, in the future, may invest in additional securities which are denominated in a currency or currencies other than U.S. dollars. Similarly, it has and may in the future, finance such assets in a currency or currencies other than U.S. dollars. In order to mitigate the impact to us, we may enter into derivative financial instruments, including foreign currency swaps and foreign currency forwards, to manage fluctuations in the valuation between U.S. dollars and such foreign currencies. Foreign currency swaps involve the payment of a foreign currency at fixed interest rate on a fixed notional amount and the receipt of U.S. dollars at a fixed interest rate on a fixed notional amount. Foreign currency forwards provide for the payment of a fixed amount of a foreign currency in exchange for a fixed amount of U.S. dollars at a date certain in the future. We had no foreign currency swaps at December 31, 2017.
Capital Markets Activity
The following is a summary of activity during 2017:
In December 2017, our Board of Directors reauthorized the repurchase of up to 2,100,000 shares of our common stock through December 31, 2019. Pursuant to the repurchase plan we acquired approximately 125,722 shares with an average price, including commission, of $9.80 per share, totaling approximately $1.2 million;
In October 2017, we issued $115.0 million aggregate principal amount of 6.75% convertible senior unsecured notes, which mature on October 1, 2022;
In April 2017, we entered into an equity distribution agreement with JMP Securities LLC under which we may offer and sell up to $100.0 million of common stock in an At-The-Market equity offering, or ATM. We have not sold any shares under this agreement during 2017;

    In March 2017, we filed and the SEC declared effective a new universal shelf registration statement for $400.0 million of common stock, preferred stock; and
The dividend remained stable at $0.31 for each of the four quarters of 2017, generating a dividend yield of approximately 12.5% based on the stock price of $9.95 at December 31, 2017.
Book Value

The following chart reflects our book value per common and diluted shares over five consecutive quarters:
Our book value, net of our annual dividends was $11.15 at December 31, 2017, an increase of $0.88 or 8.6% when compared to our December 31, 2016 book value of $10.27. The appreciation in book value reflects the benefits of the portfolio repositioning that we began in December 2016 and the restructuring of our hedges in the second quarter of 2017. Our performance was driven by contributions across our holdings and reflects the benefit of our strategy of investing in a diversified portfolio. Our Agency CMBS and RMBS portfolio performed as expected with spreads generally tighter in both sectors. Our credit sensitive portfolio continued to perform well under the ongoing favorable environment in both residential and commercial real estate.
Results of Operations
General
Our operating results mainly depend upon the difference between the yield on our investments, the cost of our borrowing, including our hedging activity, and the composition and changes in market prices of our portfolio. For the year ended December 31, 2017, we had net income of $85.1 million or $2.03 per basic and diluted weighted average common share, compared to net loss of $25.0 million or $0.61 per basic and diluted weighted average common share for the year ended December 31, 2016. Our results of operations, for the year ended December 31, 2017, was positively impacted by the reposition of our portfolio, the restructuring of our hedges, generally tighter spreads on our Agency portfolio and our credit sensitive portfolio continued to perform well with the favorable environment in both residential and commercial real estate. In addition in October 2017, we issued $115.0 million of convertible senior unsecured notes which enabled us to significantly increase the size of our investment portfolio.
Comparison of the year ended December 31, 2017 to the year ended December 31, 2016

Net Interest Income
The following tables set forth certain information regarding our net interest income on our investment portfolio for the years ended December 31, 2017 and December 31, 2016 (dollars in thousands):

Year ended December 31, 2017	Average Amortized Cost of Assets	Total Interest Income	Yield on Average Assets

Investments
Agency RMBS	$898,883	$25,050	2.79%
Agency CMBS	1,354,720	40,571	2.99%
Non-Agency RMBS	88,566	6,127	6.92%
Non-Agency CMBS	323,769	27,455	8.48%
Residential Whole-Loans	207,786	8,515	4.10%
Residential Bridge Loans	52,696	4,487	8.51%
Securitized commercial loan	24,964	2,247	9.00%
Other securities	116,683	9,839	8.43%
Total investments	$3,068,067	$124,291	4.05%

	Average Carrying Value	Total Interest Expense	Average Cost of Funds
Borrowings
Repurchase agreements	$2,713,199	$45,128	1.66%
Convertible senior unsecured notes, net(1)	108,743	2,264	8.34%
Securitized debt	10,984	981	8.93%
Total borrowings	$2,832,926	$48,373	1.76%

Net interest income and net interest margin		$75,918	2.47%

(1) The convertible senior unsecured notes, net are reflected at the balance as of December 31, 2017. The average cost of financing is calculated based on annualized interest expense divided by the average carrying value for the period outstanding.

Year ended December 31, 2016	Average Amortized Cost of Assets	Total Interest Income	Yield on Average Assets

Investments
Agency RMBS	$1,700,801	$45,633	2.68%
Agency CMBS	16,445	917	5.58%
Non-Agency RMBS	394,880	29,978	7.59%
Non-Agency CMBS	411,505	32,324	7.86%
Residential Whole-Loans	193,810	7,102	3.66%
Securitized commercial loan	25,000	2,288	9.15%
Other securities	66,211	5,514	8.33%
Total investments	$2,808,652	$123,756	4.41%

	Average Carrying Value	Total Interest Expense	Average Cost of Funds
Borrowings
Repurchase agreements	$2,475,490	$31,432	1.27%
Securitized debt	11,000	998	9.07%
Total borrowings	$2,486,490	$32,430	1.30%

Net interest income and net interest margin		$91,326	3.25%

Interest Income
For the years ended December 31, 2017 and December 31, 2016, we earned interest income on our investments of approximately $124.3 million and $123.8 million, respectively. The increase interest income for the year ended December 31, 2017 as compared to the year ended December 31, 2016 was primarily the result of an overall larger investment portfolio, which was offset by a lower yield on our investment portfolio. The lower yield on our investments was a result of the repositioning of our investment from Agency RMBS and legacy Non-Agency RMBS to Agency CMBS and credit sensitive investments, which in combination were slightly low yielding assets. We believe this investments mix will provide greater book value stability than the portfolio prior to repositioning.
The interest income on our Agency RMBS investments is impacted by changes in prepayment speeds and interest rates. Projected prepayment speeds are estimated on a quarterly basis. Changes in the prepayment speeds impacts the amount of premium and/or discount amortization is recognized in interest income. In a rising interest rate environment prepayments speeds will decrease, resulting in a decrease in premium amortization with a retrospective adjustment that increases interest income. The projected prepayment speeds was 10.0 at December 31, 2017, which resulted in a retrospective adjustment that increased interest income by $92 thousand for the three month ended December 31, 2017.
The following table details the constant prepayment rates for our Agency portfolio as of December 31, 2017, based on our Manager’s estimates which are based on third party models, as adjusted by our Manager, and are updated quarterly on a prospective basis:

Constant Prepayment Rates	Low	High
Agency RMBS
20-Year mortgage	9.68%	11.98%
30-Year mortgage	7.46%	16.99%
40-Year mortgage	9.13%	9.69%
Agency RMBS IOs and IIOs	9.66%	24.96%
Agency RMBS IOs and IIOs accounted for as derivatives	6.66%	22.34%
Other factors impacting interest income include assumptions on our Non-Agency RMBS and other securities pertaining to prepayments, defaults and loss severity. The following table details information for our Non-Agency and other securities portfolio as of December 31, 2017, based on our Manager’s estimates which are based on third party models, as adjusted by our Manager, and are updated quarterly on a prospective basis:

	Cumulative Default		Cumulative Severity		Cumulative 5-Year CRR (1)
	Low	High	Low	High	Low	High
Non-Agency RMBS	0.22%	7.75%	23.71%	113.88%	3.24%	11.46%
Non-Agency RMBS IOs and IIOs	2.00%	2.00%	30.00%	30.00%	10.00%	10.00%
Risk Sharing Securities Issued by Fannie Mae and Freddie Mac	0.71%	0.99%	—%	19.15%	7.79%	10.05%
Other securities	1.00%	2.00%	90.00%	100.00%	10.00%	10.00%
Interest Expense
Interest expense increased from $32.4 million for the year ended December 31, 2016 to $48.4 million for the year ended December 31, 2017. Our higher borrowing costs reflect: (i) Higher outstanding borrowings due to larger investment portfolio. Our outstanding borrowings increased by $1.2 billion for the year ended December 31, 2017 ; (ii)  Generally higher interest rates on our repurchase agreements in 2017 coupled with higher costs associated with financing our credit-sensitive investments, which generally have higher interest rates. Our cost of funds on our repurchase agreements increased from 1.27% for the year ended December 31, 2016 to 1.66% for the year ended December 31, 2017; and (iii) The issuance of $115.0 million million aggregate principal amount of 6.75% convertible senior unsecured notes in October 2017.

Other income (loss)
Realized gain (loss) on investments

Realized gain (loss) on investments represent the net gain (loss) on sales from our investment portfolio. Our Manager regularly reviews the characteristics of our portfolio and may make changes to our portfolio in order to adjust such portfolio characteristics in response to and/or anticipation of changing market conditions in an effort to achieve the appropriate risk reward ratio.  Accordingly, due to changes in market conditions or expected changes in market conditions, we repositioned our portfolio and sold Agency RMBS and Legacy Non-Agency RMBS and redeployed our capital into Agency CMBS and credit sensitive investments in order to adjust the overall characteristics of our portfolio.

The following table presents the sales and realized gains (loss) of our investments for the years ended December 31, 2017 and December 31, 2016 (dollars in thousands):

	Year ended December 31, 2017				Year ended December 31, 2016
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Agency RMBS (1)	$1,251,985	$5,020	$(7,936)	$(2,916)	$1,239,350	$6,214	$(25,818)	$(19,604)
Agency CMBS	—	—	—	—	22,939	54	(66)	(12)
Non-Agency RMBS	243,838	24,356	(2,241)	22,115	177,996	6,470	(4,560)	1,910
Non-Agency CMBS	54,875	2,543	(1,803)	740	50,418	137	(5,810)	(5,673)
Other securities	38,447	713	(54)	659	764,711	3,496	(2,108)	1,388
Total	$1,589,145	$32,632	$(12,034)	$20,598	$2,255,414	$16,371	$(38,362)	$(21,991)

(1)	Excludes Interest-Only Strips, accounted for as derivatives.

Other than temporary impairment

We evaluate securities for OTTI on at least a quarterly basis. The determination of whether a security is other-than-temporarily impaired involves judgments, estimates and assumptions based on subjective and objective factors. As a result, the timing and amount of an OTTI constitutes an accounting estimate that may change materially over time.

The decrease in OTTI was mainly attributable to the sale of legacy Non-Agency RMBS securities as part of repositioning our portfolio. We significantly reduced our exposure to Non-Agency RMBS from $308.2 million at December 31, 2016 to $99.6 million at December 31, 2017 thereby reducing OTTI by $9.5 million year over year. The current Non-Agency RMBS portfolio did not recognize OTTI for the year ending December 31, 2017.

The following table presents the other-than-temporary impairments we recorded on our securities portfolio (dollars in thousands):

	Year ended December 31, 2017	Year ended December 31, 2016
Agency RMBS(1)	$5,774	$6,090
Non-Agency RMBS	—	9,511
Non-Agency CMBS	15,117	13,025
Other securities	1,982	3,660
Total	$22,873	$32,286

(1) Normally unrealized losses on Agency securities, with explicit guarantee of principal and interest by the governmental sponsored entity are not credit losses but rather due to changes in interest rates and prepayment expectations. These securities would not be considered other than temporarily impaired provided we did not intend to sell the security.
Unrealized gain (loss), net
Our investments and securitized debt, for which we have elected the fair value option, are recorded at fair value with the periodic changes in fair value being recorded in earnings.  The change in unrealized gain (loss) is directly attributable to changes in market pricing on the underlying investments and securitized debt during the period.  For the year ended December 31, 2017, unrealized gain (loss) increased to a net unrealized gain of $28.4 million from a net unrealized loss of $17.1 million for the year ended December 31, 2016. The increase in net unrealized gain was a result the repositioning of our investment portfolio resulting in improved valuations, a larger investment portfolio coupled with tighter mortgage spreads.

The following table presents the net unrealized gains (losses) we recorded on our investments and securitized debt (dollars in thousands):

	Year ended December 31, 2017	Year ended December 31, 2016
Agency RMBS	$7,207	$(10,432)
Agency CMBS	5,747	1,344
Non-Agency RMBS	(12,040)	849
Non-Agency CMBS	13,453	(9,748)
Residential Whole-Loans	723	(42)
Residential Bridge Loans	558	—
Securitized commercial loan	805	(775)
Other securities	12,297	1,356
Securitized debt	(354)	341
Total	$28,396	$(17,107)
Gain (loss) on derivatives, net
In order to mitigate interest rate risk resulting from our repurchase agreement borrowings, we enter into a variety of derivative and non-derivative instruments. Our primary objective for acquiring theses derivatives and non-derivative instruments is to mitigate our exposure to future events that are outside our control.

Effective January 2017, variation margin of CME cleared derivatives are treated as settlements of the derivative contract rather than cash collateral, accordingly variation margin is treated as a gain or loss of partial settlement of the underlying derivative contract and reported in "Gain (loss) on derivative instruments, net" in the Consolidated Statements of Operations. Also, included in "Gain (loss) on derivative instruments, net" in our Consolidated Statements of Operations are the net interest rate swap payments, since we do not apply hedge accounting and currency payments (including accrued amounts) associated with these instruments.

In April 2017, we restructured our hedge positions, effectively terminating fix-pay interest rate swaps with a notional value of approximately $3.2 billion and variable-pay interest rate swaps with a notional value of approximately $2.0 billion to to more effectively hedge our debt and reduce swap related interest expense. The effects of the terminations is reflected in the table below for the year ended December 31, 2017 in interest rate swaps "Other Settlements/Expirations" and "Mark to Market".

The following table presents the components of gain (loss) on derivatives for the year ended December 31, 2017 and December 31, 2016 (dollars in thousands):

	Realized Gain (Loss), net
Description	Other Settlements / Expirations	Variation Margin Settlement	Mark-to-market	Return (Recovery) of Basis	Contractual interest income(expense), net(1)	Total
Year ended December 31, 2017
Interest rate swaps	$(150,607)	$20,258	$148,947	$524	$(14,606)	$4,516
Interest rate swaptions	(115)	—	—	—	—	(115)
IOs and IIOs accounted for as derivatives	526	—	(902)	(5,995)	7,438	1,067
Options	(1,453)	—	(300)	—	—	(1,753)
Futures contracts	(9,130)	—	3,044	—	—	(6,086)
Foreign currency forwards	32	—	35	—	—	67
Total return swaps	(552)	—	1,673	—	469	1,590
Credit default swaps	(11)	—	(22)	—	—	(33)
TBAs	4,049	—	(10)	—	—	4,039
Total	$(157,261)	$20,258	$152,465	$(5,471)	$(6,699)	$3,292

Year ended December 31, 2016
Interest rate swaps	$(33,999)	$—	$11,013	$672	$(27,903)	$(50,217)
Interest rate swaptions	(1,035)	—	1,631	—	—	596
IOs and IIOs accounted for as derivatives	1,317	—	(4,726)	(11,438)	14,148	(699)
Options	4,756	—	—	—	—	4,756
Futures contracts	23,609	—	(1,781)	—	—	21,828
Foreign currency forwards	(66)	—	(56)	—	—	(122)
Foreign currency swaps	6,771	—	(7,168)	—	283	(114)
Total return swaps	38	—	(1,673)	—	1,121	(514)
TBAs	6,126	—	(2,375)	—	—	3,751
Total	$7,517	$—	$(5,135)	$(10,766)	$(12,351)	$(20,735)

(1)	Contractual interest income (expense), net on derivative instruments includes interest settlement paid or received.
Other, net
For the years ended December 31, 2017 and December 31, 2016, "Other, net" consisted of income of $1.0 million and $180 thousand, respectively, of which $1 thousand and $758 thousand was related to foreign currency loss, respectively, with the balance mainly comprised of interest income on cash collateral for our derivative and repurchase agreements.  Generally, our foreign currency denominated investments are financed with repurchase agreements in the same currency.  We recognize a gain or loss in foreign currency exchange, depending on the movement of the exchange rates during the period.
Expenses

Management Fee Expense

We incurred management fee expenses of approximately $8.1 million and $10.4 million for the years ended December 31, 2017 and December 31, 2016, respectively. Pursuant to the terms of the Management Agreement, our Manager is paid a management fee equal to 1.5% per annum of our stockholders’ equity (as defined in the Management Agreement), calculated and payable (in cash) quarterly in arrears. The decrease of 2.3 million or 22.5% in management fees for the year ended December 31, 2017 was a result of the restructuring of our interest rate swaps in April 2017, which effectively terminated the existing swaps. The effects of the terminations resulted in accumulated realized losses of approximately $155.8 million, which were previously excluded from the "Equity" base used to calculate the management fee because they were unrealized losses.

The management fees, expense reimbursements and the relationship between our Manager and us are discussed further in Note 9, “Related Party Transactions,” to the consolidated financial statements contained in this annual report on Form 10-K.

Other Operating Expenses

We incurred other operating expenses of approximately $2.4 million and $1.0 million for the years ended December 31, 2017 and December 31, 2016, respectively. Other operating expenses is comprised of derivative transaction costs, custody, loan servicing fees, asset management fees and loan transaction costs. The increase was attributable to the following: derivative transaction costs from hedging our interest rate exposure for the financing of our 2017 acquisitions; Transaction costs related to the increased acquisition activity in 2017 of Residential Whole and Bridge Loans; and loan servicing and asset management fees related to our Residential Bridge Loans, which are a new target asset in 2017.

General and Administrative Expenses

We incurred general and administrative expenses of approximately $7.3 million and $9.8 million for the years ended December 31, 2017 and December 31, 2016, respectively. The following describes the key components of general and administrative expenses.

Compensation Expense

Compensation expense decreased from $3.0 million for the year ended December 31, 2016 to $2.7 million for the year ended December 31, 2017. The decrease was primarily a result of lower stock based compensation, since we did not issue any stock awards to our Manager or executive officers in 2017 and 2016.

Professional Fees

Professional fees decreased to approximately $3.2 million for the year ended December 31, 2017 from approximately $4.8 million for the year ended December 31, 2016. The decrease was primarily related to operational efficiencies , resulting in a reduction in audit, tax, internal audit and outsourced accounting fees.

Other general and administrative expenses

Other general and administrative decreased approximately $1.3 million for the year ended December 31, 2017 from approximately $1.9 million for the year ended December 31, 2016. The decrease was attributable operational efficiencies around financial reporting and we did not incur excise in 2017 further reducing other general and administrative expenses by $339 thousand.

Comparison of the year ended December 31, 2016 to the year ended December 31, 2015
Net Interest Income
The following tables set forth certain information regarding our net interest income on our investment portfolio for the years ended December 31, 2016 and December 31, 2015 (dollars in thousands):

Year ended December 31, 2016	Average Amortized Cost of Assets	Total Interest Income	Yield on Average Assets

Investments
Agency RMBS	$1,700,801	$45,633	2.68%
Agency CMBS	16,445	917	5.58%
Non-Agency RMBS	394,880	29,978	7.59%
Non-Agency CMBS	411,505	32,324	7.86%
Residential Whole-Loans	193,810	7,102	3.66%
Securitized commercial loan	25,000	2,288	9.15%
Other Securities	66,211	5,514	8.33%
Total	$2,808,652	$123,756	4.41%

	Average Carrying Value	Total Interest Expense	Average Cost of Funds
Borrowings
Repurchase agreements	$2,475,490	$31,432	1.27%
Securitized debt	11,000	998	9.07%
Total borrowings	$2,486,490	$32,430	1.30%

Net interest income and net interest margin		$91,326	3.25%

Year ended December 31, 2015	Average Amortized Cost of Assets	Total Interest Income	Yield on Average Assets

Investments
Agency RMBS	$2,713,994	$71,673	2.64%
Agency CMBS	28,814	1,498	5.20%
Non-Agency RMBS	566,416	36,464	6.44%
Non-Agency CMBS	448,236	30,248	6.75%
Residential Whole-Loans	82,936	3,031	3.65%
Commercial Whole-Loans	4,699	424	9.02%
Securitized commercial loan	3,904	356	9.12%
Other Securities	146,350	9,010	6.16%
Total	$3,995,349	$152,704	3.82%

	Average Carrying Value	Total Interest Expense	Average Cost of Funds
Borrowings
Repurchase agreements	$3,355,727	$27,450	0.82%
Securitized debt	1,718	155	9.02%
Total borrowings	$3,357,445	$27,605	0.82%

Net interest income and net interest margin		$125,099	3.13%

Interest Income
For the year ended December 31, 2016 and December 31, 2015, we earned interest income on our investments of approximately $123.8 million and $152.7 million, respectively. The decrease in interest income for the year ended December 31,

2016 as compared to the year ended December 31, 2015 was primarily the result of an overall smaller investment portfolio, which was offset by a higher yield on our investment portfolio due to our strategic shift to deploy capital to our credit-sensitive investments generating higher yields and spreads, relative to our Agency RMBS, increasing the yield on average assets to 4.41% from 3.82%.
Interest Expense
We incurred interest expense, which primarily related to our repurchase agreements, of approximately $32.4 million and $27.6 million, for the years ended December 31, 2016 and December 31, 2015, respectively. Our higher borrowing costs reflect: (i) the increase in interest rates, and (ii) increased interest costs associated with financing our credit-sensitive investments, which generally have higher interest rates than repurchase agreements on Agency RMBS. Our cost of funds increased from 0.82% for the year ended December 31, 2015 to 1.30% for the year ended December 31, 2016. The increase in interest expense was partially offset by a decrease in our average repurchase agreement borrowings from $3.4 billion to $2.5 billion.
Other income (loss)
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
Unrealized gain (loss), net
With respect to our investments and securitized debt, we elected the fair value option and, as a result, we record the change in fair value related to these investments and securitized debt in earnings.  The change in unrealized gain (loss) is directly attributable to changes in market pricing on the underlying investments and securitized debt during the period.  For the year ended December 31, 2016, unrealized gain (loss) increased to a net unrealized loss of $17.1 million from a net unrealized loss of $34.0 million for the year ended December 31, 2015. The decrease in net unrealized loss was a result of a smaller portfolio coupled with tighter mortgage spreads.

The following table presents the net unrealized gains and losses (dollars in thousands):

	Year ended December 31, 2016	Year ended December 31, 2015
Agency RMBS	$(10,432)	$(17,428)
Agency CMBS	1,344	54
Non-Agency RMBS	849	(3,024)
Non-Agency CMBS	(9,748)	(17,652)
Residential Whole-Loans	(42)	3,548
Securitized commercial loan	(775)	—
Other securities	1,356	491
Securitized debt	341	—
Total	$(17,107)	$(34,011)
Gain (loss) on derivatives, net
In order to mitigate interest rate risk resulting from our future repurchase agreement borrowings, we entered into interest rate swaps, interest rate swaptions, future contracts, currency swaps and currency forwards. The fair value of our interest rate swaps declined as a result of the swap spreads tightening.  While not designated as a hedge for accounting purposes, our current and future interest rate swaps, interest rate swaptions, foreign currency swaps and foreign currency forwards are, collectively treated as economic hedge on a portion of our floating-rate borrowings and foreign currency rate exposure, respectively.  Since we do not apply hedge accounting for these instruments, we record the change in fair value related to such agreements in earnings in Gain (loss) on derivative instruments, net.  Included in Gain (loss) on derivative instruments, net in our Consolidated Statement of Operations are the net interest rate swap payments and currency payments (including accrued amounts) associated with these instruments.

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
Expenses

Management Fee Expense

We incurred management fee expense of approximately $10.4 million and $10.9 million for the years ended December 31, 2016 and December 31, 2015, respectively. Pursuant to the terms of the Management Agreement, our Manager is paid a management fee equal to 1.5% per annum of our stockholders’ equity (as defined in the Management Agreement), calculated and payable (in cash) quarterly in arrears.

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

Non-GAAP Financial Measures
We believe that our non-GAAP measures (described below), when considered with GAAP, provide supplemental information useful to investors in evaluating the results of our operations. Our presentations of such non-GAAP measures may not be comparable to similarly-titled measures of other companies, who may use different calculations. As a result, such non-GAAP measures should not be considered as substitutes for our GAAP net income, as measures of our financial performance or any measure of our liquidity under GAAP.

The following tables set forth certain information regarding our net investment income for the years ended December 31, 2017, December 31, 2016 and December 31, 2015 (dollars in thousands):

Year ended December 31, 2017	Average Amortized Cost of Assets(1)	Total Interest Income(2)	Yield on Average Assets

Investments
Agency RMBS	$912,211	$26,197	2.87%
Agency CMBS	1,363,269	40,827	2.99%
Non-Agency RMBS	88,835	6,167	6.94%
Non-Agency CMBS	323,769	27,455	8.48%
Residential Whole-Loans	207,786	8,515	4.10%
Residential Bridge Loans	52,696	4,487	8.51%
Securitized commercial loan	24,964	2,247	9.00%
Other securities	116,683	9,839	8.43%
Total return swaps	3,629	469	12.92%
Total investments	$3,093,842	$126,203	4.08%

	Average Carrying Value	Total Interest Expense(3)	Average Effective Cost of Funds
Borrowings
Repurchase agreements	$2,713,199	$45,128	1.66%
Convertible senior unsecured notes, net(4)	108,743	2,264	8.34%
Securitized debt	10,984	981	8.93%
Interest rate swaps	n/a	14,082	0.51%
Total borrowings	$2,832,926	$62,455	2.27%

Net interest income and net interest margin		$63,748	2.06%

(1)	Includes Agency and Non-Agency Interest-Only Strips accounted for as derivatives.

(2)	Refer to below table for components of interest income.

(3)	Includes the net amount paid, including accrued amounts and premium amortization for MAC interest rate swaps during the periods included in loss on derivative instruments for GAAP.

(4)
The convertible senior unsecured notes, net are reflected at the balance as of December 31, 2017. The average cost of financing is calculated based on annualized interest expense divided by the average carrying value for the period outstanding.

Year ended December 31, 2016	Average Amortized Cost of Assets(1)	Total Interest Income(2)	Yield on Average Assets

Investments
Agency RMBS	$1,736,758	$47,461	2.73%
Agency CMBS	27,219	1,279	4.70%
Non-Agency RMBS	397,633	30,498	7.67%
Non-Agency CMBS	411,505	32,607	7.92%
Residential Whole-Loans	193,810	7,102	3.66%
Securitized commercial loan	25,000	2,288	9.15%
Other securities	66,211	5,514	8.33%
Total return swaps	8,840	1,121	12.68%
Total investments	$2,866,976	$127,870	4.46%

	Average Carrying Value	Total Interest Expense(3)	Average Effective Cost of Funds
Borrowings
Repurchase agreements	$2,475,490	$31,432	1.27%
Securitized debt	11,000	998	9.07%
Interest rate swaps	n/a	27,231	1.10%
Total borrowings	$2,486,490	$59,661	2.40%

Net interest income and net interest margin		$68,209	2.38%

(1)	Includes Agency and Non-Agency Interest-Only Strips accounted for as derivatives.

(2)	Refer to below table for components of interest income.

(3)	Includes the net amount paid, including accrued amounts and premium amortization for MAC interest rate swaps during the periods included in loss on derivative instruments for GAAP.

Year ended December 31, 2015	Average Amortized Cost of Assets(1)	Total Interest Income(2)	Yield on Average Assets

Investments
Agency RMBS	$2,778,106	$75,205	2.71%
Agency CMBS	43,381	2,090	4.82%
Non-Agency RMBS	570,094	36,947	6.48%
Non-Agency CMBS	448,236	31,043	6.93%
Residential Whole-Loans	82,936	3,031	3.65%
Commercial Whole-Loans	4,699	424	9.02%
Securitized commercial loan	3,904	356	9.12%
Other securities	146,350	9,010	6.16%
Total investments	$4,077,706	$158,106	3.88%

	Average Carrying Value	Total Interest Expense(3)	Average Effective Cost of Funds
Borrowings
Repurchase agreements	$3,355,727	$27,450	0.82%
Securitized debt	1,718	155	9.02%
Interest rate swaps	n/a	19,116	0.57%
Total borrowings	$3,357,445	$46,721	1.39%

Net interest income and net interest margin		$111,385	2.73%

(1)	Includes Agency and Non-Agency Interest-Only Strips accounted for as derivatives.

(2)	Refer to below table for components of interest income.

(3)	Includes the net amount paid, including accrued amounts and premium amortization for MAC interest rate swaps during the periods included in loss on derivative instruments for GAAP.

The following table reconciles total interest income to interest income including interest income on our Interest-Only Strips classified as derivatives (Non-GAAP financial measure) for the years ended December 31, 2017, December 31, 2016 and December 31, 2015:

(dollars in thousands)	Year ended December 31, 2017	Year ended December 31, 2016	Year ended December 31, 2015
Coupon interest income:
Agency RMBS	$38,108	$70,467	$119,789
Agency CMBS	40,064	2,619	3,600
Non-Agency RMBS	5,602	35,221	44,473
Non-Agency CMBS	19,179	24,893	26,562
Residential Whole-Loans	9,609	9,147	4,105
Residential Bridge Loans	4,863	—	—
Commercial Whole-Loans	—	—	424
Securitized commercial loan	2,247	2,288	356
Other Securities	8,280	2,537	6,363
Subtotal coupon interest	$127,952	$147,172	$205,672
Premium accretion, discount amortization and amortization of basis, net:
Agency RMBS	$(13,058)	$(24,836)	$(48,119)
Agency CMBS	507	(1,701)	(2,102)
Non-Agency RMBS	525	(5,243)	(8,008)
Non-Agency CMBS	8,276	7,431	3,687
Residential Whole-Loans	(1,094)	(2,044)	(1,074)
Residential Bridge Loans	(376)	—	—
Other Securities	1,559	2,977	2,648
Subtotal accretion and amortization	$(3,661)	$(23,416)	$(52,968)
Interest income	$124,291	$123,756	$152,704
Contractual interest income, net of amortization of basis on Agency and Non-Agency Interest-Only Strips, classified as derivatives(1):
Coupon interest income	$7,438	$14,148	$21,872
Amortization of basis (Non-GAAP Financial Measure)	(5,995)	(11,438)	(17,265)
Contractual interest income, net on Foreign currency swaps(1)	—	283	795
Total Return swaps	469	1,121	—
Subtotal	$1,912	$4,114	$5,402
Total adjusted interest income	$126,203	$127,870	$158,106

(1)	Reported in "Gain (loss) on derivatives, net" in the Consolidated Statements of Operations.
Effective Cost of Funds includes the net interest component related to our interest rate swaps, as well as the impact of our foreign currency swaps and forwards. While we have not elected hedge accounting for these instruments, such derivative instruments are viewed by us as an economic hedge against increases in future market interest rates on our liabilities and changes in foreign currency exchange rates on our assets and liabilities and are characterized as hedges for purposes of satisfying the REIT requirements and therefore the Effective Cost of Funds reflects interest expense adjusted to include the realized loss (i.e., the interest expense component) for all of our interest rate swaps and the impact of our foreign currency swaps and forwards.

The following table reconciles the Effective Cost of Funds (Non-GAAP financial measure) with interest expense for the years ended December 31, 2017, December 31, 2016 and December 31, 2015:

	Year ended December 31, 2017		Year ended December 31, 2016		Year ended December 31, 2015
(dollars in thousands)	Reconciliation	Cost of Funds/Effective Borrowing Costs	Reconciliation	Cost of Funds/Effective Borrowing Costs	Reconciliation	Cost of Funds/Effective Borrowing Costs
Interest expense	$48,373	1.76%	$32,430	1.30%	$27,605	0.82%
Net interest paid—interest rate swaps	14,082	0.51%	27,231	1.10%	19,116	0.57%
Effective Borrowing Costs	$62,455	2.27%	$59,661	2.40%	$46,721	1.39%
Weighted average borrowings	$2,832,926		$2,486,490		$3,357,445

Core Earnings
Our Core Earnings were approximately $48.3 million, $49.6 million and $91.4 million for the years ended December 31, 2017, December 31, 2016 and December 31, 2015, respectively. Core Earnings is a Non-GAAP financial measure that is used by us to approximate cash yield or income associated with our portfolio and is defined as GAAP net income (loss) as adjusted, excluding: (i) net realized gain (loss) on investments and termination of derivative contracts; (ii) net unrealized gain (loss) on investments; (iii) net gain (loss) resulting from mark-to-market adjustments on derivative contracts; (iv) other than temporary impairment; (v) provision for taxes; (vi) non-cash stock-based compensation expense; (vii) non-cash amortization of the convertible senior unsecured notes discount; (viii) one-time charges such as acquisition costs and impairment on loans and (ix) one-time events pursuant to changes in GAAP and certain other non-cash charges after discussions between us, our Manager and our independent directors and after approval by a majority of the our independent directors.
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

The table below reconciles Net Income (Loss) to Core Earnings for the years ended December 31, 2017, December 31, 2016 and December 31, 2015:

(dollars in thousands)	Year ended December 31, 2017	Year ended December 31, 2016	Year ended December 31, 2015
Net Income (loss) — GAAP	$85,097	$(25,015)	$(9,484)
Provision for income tax	3,487	3,156	—
Net Income (loss) before provision for income tax	88,584	(21,859)	(9,484)

Adjustments:
Investments:
Unrealized (gain) loss on investments and securitized debt	(28,396)	17,107	34,011
Other than temporary impairment	22,873	32,286	19,791
Realized (gain) loss on sale of investments	(20,598)	21,991	(8,279)
Realized (gain) loss on foreign currency transactions	1	99	(2,253)
Unrealized (gain) loss on foreign currency transactions	—	659	123
Whole-Loans acquisition costs	146	—	—

Derivative Instruments:
Net realized (gain) loss on derivatives	136,992	(7,517)	(18,418)
Net unrealized (gain) loss on derivatives	(152,465)	5,135	73,599

Amortization of discount on convertible unsecured senior notes	137	—	—
Non-cash stock-based compensation expense	981	1,699	2,301
Total adjustments	(40,329)	71,459	100,875
Core Earnings — Non-GAAP Financial Measure	$48,255	$49,600	$91,391

Alternatively, our Core Earnings can also be derived as presented in the table below by starting with Adjusted net interest income, which includes interest income on Interest-Only Strips accounted for as derivatives and other derivatives, and net interest expense incurred on interest rate swaps and foreign currency swaps and forwards (a Non-GAAP financial measure) subtracting Total expenses, adding Non-cash stock based compensation, adding Amortization of discount on convertible senior notes, and adding Interest income on cash balances and other income (loss), net:

(dollars in thousands)	Year ended December 31, 2017	Year ended December 31, 2016	Year ended December 31, 2015
Adjusted net interest income	$63,748	$68,209	$111,385
Total expenses	(17,778)	(21,246)	(22,483)
Non-cash stock based compensation	981	1,699	2,301
Whole-Loans acquisition costs	146	—	—
Amortization of discount on convertible senior notes	137	—	—
Interest income on cash balances and other income (loss), net	1,021	938	188
Core Earnings (a Non-GAAP financial measure)	$48,255	$49,600	$91,391

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

Our liquidity and capital resources are managed on a daily basis to ensure that we have sufficient liquidity to absorb market events that could negatively impact collateral valuations and result in margin calls as well as to ensure that we have the flexibility to manage our investment portfolio to take advantage of market opportunities. As of December 31, 2017, our principal sources of cash consist of borrowings under repurchase agreements, potential additional offering of our convertible unsecured senior notes, payments of principal and interest on our investment portfolio and cash generated from operations.

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
Sources of Liquidity
Principal Sources of Cash
We held cash of approximately $48.0 million, $46.2 million and $24.7 million at December 31, 2017, December 31, 2016 and December 31, 2015, respectively. Our primary sources of cash currently consist of repurchase facility borrowings, investment income, principal repayments on investments and the proceeds from debt and equity offerings, to the extent available in the capital markets. In the future, we expect our primary sources of liquidity to consist of payments of principal and investment income, unused borrowing capacity under our financing sources and future issuances of equity and debt securities.

Repurchase Agreements
As of December 31, 2017, we had master repurchase agreements with 28 counterparties and borrowings with 16 counterparties of approximately $3.3 billion. The following table presents our repurchase agreement borrowings, by type of collateral pledged, as of December 31, 2017 and December 31, 2016, and the respective effective cost of funds (Non-GAAP financial measure) for the years ended December 31, 2017 and December 31, 2016, respectively.

Collateral	Borrowings Outstanding	Value of Collateral Pledged(1)	Weighted Average Interest Rate end of period	Weighted Average Cost of Funds	Weighted Average Effective Cost of Funds (Non-GAAP) (2)	Weighted Average Haircut end of period
December 31, 2017
Agency RMBS	$665,919	$690,255	1.62%	1.21%	1.21%	4.36%
Agency CMBS	2,035,222	2,143,340	1.53%	1.32%	1.32%	5.02%
Non-Agency RMBS	46,530	58,127	2.76%	2.70%	2.70%	23.64%
Non-Agency CMBS	154,325	208,062	2.98%	2.83%	2.83%	27.99%
Whole-Loans(3)	189,270	237,423	3.66%	3.48%	3.48%	20.00%
Residential Bridge Loans(3)	100,183	106,673	4.05%	4.47%	4.47%	20.00%
Securitized commercial loan(3)	—	—	—%	3.28%	3.28%	—%
Other securities	60,237	89,823	2.94%	3.28%	3.28%	27.96%
Interest rate swaps	n/a	n/a	n/a	n/a	0.51%	n/a
Total	$3,251,686	$3,533,703	1.86%	1.66%	2.18%	8.00%

December 31, 2016
Agency RMBS	$1,427,674	$1,465,384	0.96%	0.77%	0.77%	4.25%
Agency CMBS	56,365	61,200	1.07%	1.69%	1.69%	7.18%
Non-Agency RMBS	218,712	308,165	2.53%	2.24%	2.24%	29.43%
Non-Agency CMBS	255,656	358,919	2.55%	2.24%	2.24%	28.21%
Whole-Loans(3)	154,391	192,136	2.90%	2.63%	2.63%	20.00%
Securitized commercial loan(3)	6,790	13,566	3.24%	2.97%	2.97%	50.00%
Other securities	36,056	67,762	2.32%	2.74%	2.74%	45.02%
Interest rate swaps	n/a	n/a	n/a	n/a	1.10%	n/a
Total	$2,155,644	$2,467,132	1.48%	1.27%	2.37%	11.68%

(1)	For the years ended December 31, 2017 and 2016, excludes approximately $23.6 million and $37.0 million of cash collateral posted.

(2)
The effective cost of funds for the period presented is calculated on an annualized basis and includes interest expense for the period and net periodic interest payments on interest rate swaps, net of premium amortization on MAC swaps, of approximately $14.1 million and $27.2 million for the years ended December 31, 2017 and 2016. While interest rate swaps are not accounted for using hedge accounting, such instruments are viewed by us as an economic hedge against increases in interest rates on our liabilities and are treated as hedges for purposes of satisfying the REIT requirements. See "Non-GAAP Financial Measures".

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

Convertible Senior Unsecured Notes

In October 2017, the Company completed the issuance of $115.0 million aggregate principal amount of its 6.75% Convertible Senior Notes due October 1, 2022 (the “Convertible Notes”) in a public offering, which included $15.0 million aggregate principal amount sold by the Company to the underwriter on the same terms and conditions to cover over-allotments. The notes are unsecured, pay interest semiannually at a rate of 6.75% per annum and are convertible at the option of the holder into shares of our common stock. The notes will mature in October 2022, unless earlier converted or repurchased in accordance with their terms. We do not have the right to redeem the notes prior to maturity, but may be required to repurchase the notes from holders under certain circumstances. The notes have an initial conversion rate of 83.1947 shares of common stock per $1,000 principal amount of the notes (equivalent to an initial conversion price of $12.02 per share), subject to adjustment. The net proceeds from the offering were approximately $111.1 million after deducting underwriting discounts and offering expenses.
At-The-Market Program
In April 2017, the Company entered into an equity distribution agreement with JMP Securities LLC, or "JMP", under which the Company may offer and sell up to $100.0 million of common stock in an At-The-Market equity offering from time to time through JMP. We did not sell any shares under this agreement during 2017.
Cash Generated from Operations
For the year ended December 31, 2017, operating activities increased our cash balance by approximately $59.4 million. This was primarily attributable to the net income we earned on our investments net of adjustments pertaining to the amortization/accretion of premiums and discounts and other non-cash items. For the year ended December 31, 2016, operating activities increased our cash balance by approximately $11.5 million. This was primarily attributable to the net income we earned on our investments net of adjustments pertaining to the amortization/accretion of premiums and discounts and other non-cash items. For the year ended December 31, 2015, operating activities increased our cash balance by approximately $133.9 million. This was primarily attributable to the net income we earned on our investments net of adjustments pertaining to the amortization/accretion of premiums and discounts and other non-cash items.
Cash Provided by and Used in Investing Activities
For the year ended December 31, 2017, our investing activities decreased our cash balance by approximately $1.2 billion. This was primarily attributable to our investment acquisitions, which was partially offset by proceeds from sales and receipts of principal payments on our investments. For the year ended December 31, 2016, our investing activities increased our cash balance by approximately $504.6 million. This was primarily attributable to our proceeds from sales of MBS and other securities and by our receipt of principal payments on MBS and other securities, partially offset by cash expenditures to acquire MBS and other securities and payments made on reverse repurchase agreements. For the year ended December 31, 2015, our investing activities increased our cash balance by approximately $1.4 billion. This was primarily attributable to our proceeds from sales of MBS and other securities and by our receipt of principal payments on MBS and other securities, partially offset by cash expenditures to acquire MBS and other securities and payments made on reverse repurchase agreement.
Cash Provided by and Used in Financing Activities
For the year ended December 31, 2017, our financing activities increased our cash balance by approximately $1.1 billion. This was primarily attributable to higher weighted average borrowings and proceeds from the issuance of the convertible senior unsecured notes, partially offset by dividends paid on our common stock. For the year ended December 31, 2016, our financing activities decreased our cash balance by approximately $494.8 million. This was primarily attributable to a decrease in our net borrowings under repurchase agreements. For the year ended December 31, 2015, our financing activities decreased our cash balance by approximately $1.5 billion. This was primarily attributable to a decrease in our net borrowings under repurchase agreements.

Contractual Obligations and Commitments
Our contractual obligations as of December 31, 2017 are as follows (dollars in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Borrowings under repurchase agreements	$3,251,686	$—	$—	$—	$3,251,686
Contractual interest on repurchase agreements	14,697	—	—	—	14,697
Convertible senior unsecured notes	—	—	115,000	—	115,000
Contractual interest on convertible senior unsecured notes	7,763	15,525	15,525	—	38,813
Investment related payables	17,217	—	—	—	17,217
Total: GAAP Basis - Excluding TBA - long positions	3,291,363	15,525	130,525	—	3,437,413
TBA—long positions	128,350	—	—	—	128,350
Total: Non-GAAP Basis	$3,419,713	$15,525	$130,525	$—	$3,565,763

(1)	The table above does not include amounts due under the Management Agreement (as defined herein) with our Manager, as those obligations do not have fixed and determinable payments.
Repurchase Agreements
At December 31, 2017, we had entered into repurchase agreement borrowings of approximately $114.9 million, which settled by January 18, 2018, with a weighted average interest rate of 2.00%, a weighted average contractual maturity of 54 days and secured by collateral of approximately $124.7 million. These borrowings are recorded as a liability in our Consolidated Balance Sheets when settled.
Securitized Debt
At December 31, 2017, we had securitized debt related to the consolidated VIEs, with a balance of $10.9 million (and a fair value of $10.9 million). The securitized debt of the VIEs can only be settled with the commercial loan that serve as collateral of the VIE and is non-recourse to us.
Management Agreement
On May 9, 2012, we entered into a management agreement (the "Management Agreement") with our Manager which describes the services to be provided by our Manager and compensation for such services. Our Manager is responsible for managing our operations, including: (i) performing all of our day-to-day functions; (ii) determining investment criteria in conjunction with our Board of Directors; (iii) sourcing, analyzing and executing investments, asset sales and financings; (iv) performing asset management duties; and (v) performing financial and accounting management, subject to the direction and oversight of our Board of Directors. Pursuant to the terms of the Management Agreement, our Manager is paid a management fee equal to 1.50% per annum of our stockholders' equity, (as defined in the Management Agreement), calculated and payable (in cash) quarterly in arrears. Refer to Note 9 - "Related Party Transactions" to our Consolidated Financial Statements included in Item 8 included in this annual report on Form 10-K.
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

Credit Risk

We are subject to varying degrees of credit risk in connection with our assets. Although we do not expect to encounter credit risk in our Agency RMBS and Agency CMBS, we are exposed to the risk of potential credit losses from general credit spread widening related to Non-Agency RMBS, CMBS and other portfolio investments in addition to unexpected increase in borrower defaults on these securities, as well as our Whole-Loans. Investment decisions are made following a bottom-up credit analysis and specific risk assumptions. As part of the risk management process, our Manager uses detailed proprietary models, applicable to evaluate, depending on the asset class, house price appreciation and depreciation by region, prepayment speeds and foreclosure/default frequency, cost and timing. If our Manager determines that the proposed investment can meet the appropriate risk and return criteria as well as complement our existing asset portfolio, the investment will undergo a more thorough analysis.

As of December 31, 2017, 14 of the counterparties that we had outstanding repurchase agreement borrowings held collateral which we posted as security for such borrowings in excess of 5% of our Stockholders’ equity.  Prior to entering into a repurchase agreement with any particular institution, our Manager does a thorough review of such potential counterparty.  Such review, however, does not assure the creditworthiness of such counterparty nor that the financial wherewithal of the counterparty will not deteriorate in the future.

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

The sensitivity analysis table presented below shows the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments, including interest rate swaps, Interest-Only Strips, and net interest income at December 31, 2017, assuming a static portfolio of assets. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our Manager’s expectations. The analysis presented utilizes our Manager’s assumptions, models and estimates, which are based on our Manager’s judgment and experience.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+1.00%	(7.08)%	(0.32)%
+0.50%	(4.74)%	(0.11)%
-0.50%	2.89%	0.03%
-1.00%	6.32%	(0.07)%

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

Certain assumptions have been made in connection with the calculation of the information set forth in the table above and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes.  The base interest rate scenario assumes interest rates at December 31, 2017.  The analysis presented utilizes assumptions and estimates based on our Manager’s judgment and experience.  Furthermore, while we generally expect to retain such assets and the associated interest rate risk, future purchases and sales of assets could materially change our interest rate risk profile.

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

As of December 31, 2017, we have entered into five master securities forward trading agreements, or MSFTAs, which may govern the trading of some or all TBA transactions.  Pursuant to the terms of these MSFTAs, we and our counterparties would be required to post margin to the other when the mark to market exposure of the TBA transactions executed under the agreement exceed certain thresholds.  We expect to continue to negotiate and enter into MSFTAs with additional TBA counterparties.  The margin provisions of the MSFTA help to mitigate, but do not eliminate, counterparty risk associated with TBA transactions.  If a counterparty to a TBA transaction cannot perform under the terms of the trade, we may not receive securities we have agreed to purchase or payment for securities we have agreed to sell, and thus, we may lose any unrealized gain associated with such transaction.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Western Asset Mortgage Capital Corporation:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Western Asset Mortgage Capital Corporation and its subsidiary as of December 31, 2017 and 2016, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, including the related notes and accompanying schedule of mortgage loans on real estate as of December 31, 2017 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California
March 29, 2018

We have served as the Company’s auditor since 2011.

Western Asset Mortgage Capital Corporation and Subsidiary
Consolidated Balance Sheets
(in thousands—except share and per share data)

	December 31, 2017	December 31, 2016
Assets:
Cash and cash equivalents	$48,024	$46,172
Agency mortgage-backed securities, at fair value ($2,833,595 and $1,526,584 pledged as collateral, at fair value, respectively)	2,858,600	1,841,594
Non-Agency mortgage-backed securities, at fair value ($266,189 and $667,084 pledged as collateral, at fair value, respectively)	378,158	667,161
Other securities, at fair value ($89,823 and $67,762 pledged as collateral, at fair value, respectively)	122,065	67,762
Residential Whole-Loans, at fair value ($237,423 and $192,136 pledged as collateral, at fair value, respectively)	237,423	192,136
Residential Bridge Loans ($64,526 and $0 at fair value and $106,673 and $0 pledged as collateral, respectively)	106,673	—
Securitized commercial loan, at fair value	24,876	24,225
Investment related receivable	7,665	33,600
Accrued interest receivable	13,603	18,812
Due from counterparties	86,930	243,585
Derivative assets, at fair value	728	20,571
Other assets	2,161	398
Total Assets(1)	$3,886,906	$3,156,016
Liabilities and Stockholders' Equity:
Liabilities:
Borrowings under repurchase agreements, net	$3,251,686	$2,155,644
Convertible senior unsecured notes, net	108,743	—
Securitized debt, at fair value	10,945	10,659
Accrued interest payable	8,322	16,041
Investment related payables	17,217	341,458
Due to counterparties	1,490	740
Derivative liability, at fair value	4,346	182,158
Accounts payable and accrued expenses	3,118	3,255
Payable to affiliate	2,041	2,584
Dividend payable	12,960	12,995
Total Liabilities(2)	3,420,868	2,725,534
Commitments and contingencies
Stockholders' Equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, and 41,794,079 and 41,919,801 outstanding, respectively	419	419
Preferred stock, $0.01 par value, 100,000,000 shares authorized and no shares outstanding	—	—
Treasury stock, at cost 125,722 and 0 shares held, respectively	(1,232)	—
Additional paid-in capital	768,763	765,042
Retained earnings (accumulated deficit)	(301,912)	(334,979)
Total Stockholders' Equity	466,038	430,482
Total Liabilities and Stockholders' Equity	$3,886,906	$3,156,016
See notes to consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiary
Consolidated Balance Sheets
(in thousands—except share and per share data)

(1)	Assets of consolidated VIEs included in the total assets above:

	December 31, 2017	December 31, 2016
Residential Whole-Loans, at fair value ($237,423 and $192,136 pledged as collateral, at fair value, respectively)	$237,423	$192,136
Residential Bridge Loans ($64,526 and $0 at fair value and $106,673 and $0 pledged as collateral, respectively)	106,673	—
Securitized commercial loan, at fair value	24,876	24,225
Investment related receivable	7,665	1,241
Accrued interest receivable	3,358	1,622
Total assets of consolidated VIEs	$379,995	$219,224

(2)	Liabilities of consolidated VIEs included in the total liabilities above:

Securitized debt, at fair value	$10,945	$10,659
Accrued interest payable	70	85
Accounts payable and accrued expenses	189	2
Total liabilities of consolidated VIEs	$11,204	$10,746
See notes to consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiary
Consolidated Statements of Operations
(in thousands—except share and per share data)

	For the years ended December 31,
	2017	2016	2015
Net Interest Income
Interest income	$124,291	$123,756	$152,704
Interest expense	48,373	32,430	27,605
Net Interest Income	75,918	91,326	125,099

Other Income (Loss)
Realized gain (loss) on sale of investments, net	20,598	(21,991)	8,279
Other than temporary impairment	(22,873)	(32,286)	(19,791)
Unrealized gain (loss), net	28,396	(17,107)	(34,011)
Gain (loss) on derivative instruments, net	3,292	(20,735)	(68,895)
Other, net	1,031	180	2,318
Other Income (Loss)	30,444	(91,939)	(112,100)

Expenses
Management fee to affiliate	8,100	10,448	10,874
Other operating expenses	2,419	1,045	2,014
General and administrative expenses:
Compensation expense	2,692	3,022	3,762
Professional fees	3,242	4,814	4,368
Other general and administrative expenses	1,325	1,917	1,465
Total general and administrative expenses	7,259	9,753	9,595
Total Expenses	17,778	21,246	22,483

Income (loss) before income taxes	88,584	(21,859)	(9,484)
Income tax provision (benefit)	3,487	3,156	—
Net income (loss)	$85,097	$(25,015)	$(9,484)

Net income (loss) per Common Share—Basic	$2.03	$(0.61)	$(0.25)
Net income (loss) per Common Share—Diluted	$2.03	$(0.61)	$(0.25)
See notes to consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiary
Consolidated Statements of Changes in Stockholders' Equity
(in thousands—except shares and share data)

	Common Stock Outstanding		Additional Paid-In Capital	Retained Earnings (Accumulated) Deficit	Treasury Stock	Total
	Shares	Par
Balance at December 31, 2014	41,719,801	$417	$760,925	$(138,130)	$—	$623,212
Grants of restricted stock	200,000	2	(2)	—	—	—
Vesting of restricted stock	—	—	2,301	—	—	2,301
Net income (loss)	—	—	—	(9,484)	—	(9,484)
Dividends on common stock	—	—	59	(104,440)	—	(104,381)
Balance at December 31, 2015	41,919,801	419	763,283	(252,054)	—	511,648
Vesting of restricted stock	—	—	1,699	—	—	1,699
Net income (loss)	—	—	—	(25,015)	—	(25,015)
Dividends on common stock	—	—	60	(57,910)	—	(57,850)
Balance at December 31, 2016	41,919,801	419	765,042	(334,979)	—	430,482
Vesting of restricted stock	—	—	981	—	—	981
Equity component of convertible senior unsecured notes	—	—	2,656	—	—	2,656
Treasury Stock	(125,722)	—	—	—	(1,232)	(1,232)
Net income (loss)	—	—	—	85,097	—	85,097
Dividends on common stock	—	—	84	(52,030)	—	(51,946)
Balance at December 31, 2017	41,794,079	$419	$768,763	$(301,912)	$(1,232)	$466,038
See notes to consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiary
Consolidated Statements of Cash Flows
(in thousands)

	For the year ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income (loss)	$85,097	$(25,015)	$(9,484)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Premium amortization and (discount accretion) on investments, net	(2,070)	(548)	5,086
Interest income earned added to principal of securities	(46)	(413)	(207)
Amortization of deferred financing costs	192	191	486
Amortization of discount on convertible senior unsecured notes	137	—	—
Restricted stock amortization	981	1,699	2,301
Premium amortization for MAC interest rate swaps	—	(658)	(1,250)
Interest payments and basis recovered on MAC interest rate swaps	525	658	1,595
Premium on purchase of Residential Whole-Loans	(1,239)	(574)	(3,329)
Premium on purchase of Residential Bridge Loans	(753)	—	—
Unrealized (gain) loss, net	(28,396)	17,107	34,011
Unrealized (gain) loss on derivative instruments, net	(148,308)	5,135	73,599
Other than temporary impairment	22,873	32,286	19,791
Realized (gain) loss on sale of investments, net	(20,598)	21,991	(8,279)
(Gain) loss on derivatives, net	156,076	(41,516)	13,920
Loss (gain) on foreign currency transactions, net	1	758	(2,130)
Changes in operating assets and liabilities:
Decrease in accrued interest receivable	5,209	3,809	4,688
Increase in other assets	(1,763)	(16)	(56)
Increase (decrease) in accrued interest payable	(7,719)	(4,390)	2,858
Increase (decrease) in accounts payable and accrued expenses	(274)	1,477	(16)
Increase (decrease) in payable to related party	(543)	(435)	314
Net cash provided by operating activities	59,382	11,546	133,898
Cash flows from investing activities:
Purchase of securities	(2,881,276)	(2,172,623)	(1,354,274)
Proceeds from sale of securities	1,593,914	2,273,922	2,547,364
Principal repayments and basis recovered on securities	240,785	344,937	397,073
Purchase of Residential Whole-Loans	(87,640)	(28,825)	(225,870)
Principal repayments on Residential Whole-Loans	42,176	52,473	20,355
Purchase of Commercial Whole-Loans	—	—	(8,750)
Principal repayments on Commercial Whole-Loans	—	—	8,750
Purchase of securitized commercial loan	—	—	(14,000)
Principal repayments on securitized commercial loan	154	—	—
Purchase of Residential Bridge Loans	(142,913)	—	—
Principal repayments on Residential Bridge Loans	31,794	—	—
Payment of premium for option derivatives	(16,355)	(17,951)	(16,064)
Premium received from option derivatives	14,553	22,707	15,354
Premium received from credit default swap	74	—	—
Net settlements of TBAs	4,035	6,140	3,710
Proceeds from (Payments on) termination of futures, net	(9,130)	23,609	(527)
Proceeds from sale of interest rate swaptions	—	2,075	32,186

See notes to consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiary
Consolidated Statements of Cash Flows (Continued)
(in thousands)

	For the year ended December 31,
	2017	2016	2015
Premium for MAC interest rate swaps, net	—	465	(3,858)
Payments on termination of MAC interest rate swaps	—	—	(186)
Due from counterparties	8,449	(8,449)	—
Proceeds from termination of foreign currency swaps	—	6,771	—
Payments on total return swaps	(552)	38	—
Interest payments and basis recovered on MAC interest rate swaps	(525)	(658)	(1,193)
Premium for interest rate swaptions, net	(115)	—	(40,215)
Net cash provided by (used in) investing activities	(1,202,572)	504,631	1,359,855

Cash flows from financing activities:
Payment of offering costs	(94)	—	—
Repurchase of common stock	(1,094)	—	—
Proceeds from repurchase agreement borrowings	18,438,166	15,977,505	17,544,060
Proceeds from convertible note offering	115,000	—	—
Repayments of repurchase agreement borrowings	(17,342,124)	(16,407,929)	(18,863,913)
Proceeds from (Repayment of) cash overdraft	—	(300)	300
Repayments of securitized debt	(68)	—	—
Proceeds from forward contracts	8,246	112,574	242,279
Repayments of forward contracts	(8,214)	(112,640)	(243,180)
Payments on termination of MAC interest rate swaps containing an other-than-insignificant financing element	—	—	(18,655)
Interest payments and basis recovered on MAC interest rate swaps containing an other-than-insignificant financing element	—	—	(402)
Payments made for deferred financing costs	(3,837)	(58)	(620)
Due from counterparties, net	(9,707)	14,427	(64,806)
Due to counterparties, net	750	(9,210)	(2,230)
Dividends paid on common stock	(51,981)	(69,168)	(109,272)
Net cash provided by (used in) financing activities	1,145,043	(494,799)	(1,516,439)

Effect of exchange rate changes on cash and cash equivalents	(1)	83	175

Net increase (decrease) in cash and cash equivalents	1,852	21,461	(22,511)
Cash and cash equivalents beginning of period	46,172	24,711	47,222
Cash and cash equivalents end of period	$48,024	$46,172	$24,711

Supplemental disclosure of operating cash flow information:
Interest paid	$43,032	$32,041	$27,515
Income taxes paid	$4,966	$2,093	$—
Supplemental disclosure of non-cash financing/investing activities:
Repurchase of common stock, not settled	$(137)	$—	$—
Principal payments of securities, not settled	$—	$—	$572
Securities purchased, not settled	$(17,217)	$(309,086)	$(66,146)

See notes to consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiary
Consolidated Statements of Cash Flows (Continued)
(in thousands)

	For the year ended December 31,
	2017	2016	2015
Assets of CSMC Trust	$—	$—	$11,000
Liabilities of CSMC Trust	$—	$—	$(11,000)
Net unsettled TBAs	$—	$(14)	$—
Derivative collateral offset against derivatives	$(157,913)	$—	$—
Dividends and distributions declared, not paid	$12,960	$12,995	$24,313
Principal payments of Residential Whole-Loans, not settled	$2,286	$1,241	$—
Principal payments of Residential Bridge Loans, not settled	$5,381	$—	$—

See notes to consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiary
Notes to Consolidated Financial Statements
(in thousands—except share and per share data)

        The following defines certain of the commonly used terms in these Notes to Consolidated Financial Statements: "Agency" or "Agencies" refer to a federally chartered corporation, such as the Federal National Mortgage Association ("Fannie Mae" or "FNMA") or the Federal Home Loan Mortgage Corporation ("Freddie Mac" or "FHLMC"), or an agency of the U.S. Government, such as the Government National Mortgage Association ("Ginnie Mae" or "GNMA"); references to "MBS" refer to mortgage backed securities, including residential mortgage-backed securities or "RMBS", commercial mortgage-backed securities or "CMBS", and "Interest-Only Strips" (as defined herein);"Agency MBS" refer to RMBS, CMBS and Interest-Only Strips issued or guaranteed by the Agencies while "Non-Agency MBS "refer to RMBS, CMBS and Interest-Only Strips that are not issued or guaranteed by the Agencies; references to "ARMs" refers to adjustable rate mortgages; references to "Interest-Only Strips" refer to interest-only ("IO") and inverse interest-only ("IIO") securities issued as part of or collateralized with MBS; references to "TBA" refer to To-Be-Announced Securities; references to Residential Whole-Loans, Residential Bridge Loans and Commercial Whole-Loans (collectively "Whole-Loans") refer to individual mortgage loans secured either by single family, multi-family or commercial properties.
Note 1—Organization
Western Asset Mortgage Capital Corporation, is a Delaware corporation, and its subsidiary (the "Company") commenced operations in May 2012. The Company invests in, finances and manages a diversified portfolio of real estate related securities, whole-loans and other financial assets. The Company's portfolio is comprised of Agency CMBS, Agency RMBS (including TBAs), Non-Agency RMBS, Non-Agency CMBS and Whole-Loans. In addition, and to a significantly lesser extent, the Company has invested in other securities including certain Agency obligations that are not technically MBS as well as certain Non U.S. CMBS and in asset-backed securities ("ABS") investments secured by a portfolio of private student loans. The Company's investment strategy is based on Western Asset Management Company's (the "Manager") perspective of which mix of portfolio assets it believes provides the Company with the best risk-reward opportunities at any given time. The Manager will vary the allocation among various asset classes subject to maintaining the Company's qualification as a REIT and maintaining its exemption from the Investment Company Act of 1940 (the "1940 Act"). These restrictions limit the Company's ability to invest in non-qualifying MBS, non-real estate assets and/or assets which are not secured by real estate. Accordingly, the Company's portfolio will continue to be principally invested in qualifying MBS, Whole-Loans and other real estate related assets.
The Company is externally managed by the Manager, an investment advisor registered with the Securities and Exchange Commission ("SEC"). The Manager is a wholly-owned subsidiary of Legg Mason, Inc. The Company operates and has elected to be taxed as a real estate investment trust or "REIT" commencing with its taxable year ended December 31, 2012.
Note 2—Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The consolidated financial statements of the Company are prepared in accordance with generally accepted accounting principles in the United States ("GAAP"). The consolidated financial statements include accounts of the Company and its wholly -owned subsidiary and variable interest entities ("VIEs") in which it is considered the primary beneficiary. Refer to Note 5 - "Variable Interest Entities" for additional information regarding the impact of consolidation of these VIE's. All intercompany amounts between the Company and its subsidiary and consolidate VIE's have been eliminated in consolidation.
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

Western Asset Mortgage Capital Corporation and Subsidiary
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

Western Asset Mortgage Capital Corporation and Subsidiary
Notes to Consolidated Financial Statements (Continued)
(in thousands—except share and per share data)

Offering Costs

Offering costs borne by the Company in connection with common stock offerings and private placements are reflected as a reduction of additional paid-in-capital. Offering costs borne by the Company in connection with its shelf registration will be deferred and recorded in "Other assets" until such time the Company completes a common stock offering where all or a portion will be reclassified and reflected as a reduction of additional paid-in-capital. The deferred offering costs will be expensed upon the expiration of the shelf if the Company does not complete a equity offering.

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

Western Asset Mortgage Capital Corporation and Subsidiary
Notes to Consolidated Financial Statements (Continued)
(in thousands—except share and per share data)

When the fair value of an investment security is less than its amortized cost at the balance sheet date, the security is considered impaired, and the impairment is designated as either “temporary” or “other-than-temporary.” When a security is impaired, an OTTI is considered to have occurred if (i) the Company intends to sell the security (i.e., a decision has been made as of the reporting date) or (ii) it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If the Company intends to sell the security or if it is more likely than not that the Company will be required to sell the real estate security before recovery of its amortized cost basis, the entire amount of the impairment loss, if any, is recognized in earnings as OTTI and the cost basis of the security is adjusted to its fair value. Additionally, for securities accounted for under ASC 325-40 an OTTI is deemed to have occurred when there is an adverse change in the expected cash flows to be received and the fair value of the security is less than its carrying amount. In determining whether an adverse change in cash flows occurred, the present value of the remaining cash flows, as estimated at the initial transaction date (or the last date previously revised), is compared to the present value of the expected cash flows at the current reporting date. The estimated cash flows reflect those a “market participant” would use and are discounted at a rate equal to the current yield used to accrete interest income. Any resulting OTTI adjustments are reflected in the “Other than temporary impairment” in the Consolidated Statements of Operations.

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

Residential Whole-Loans

Investments in Residential Whole-Loans are recorded in accordance with ASC 310-20, "Nonrefundable Fees and Other Costs". The Company has chosen to make the fair value election pursuant to ASC 825 for our entire Residential Whole-Loan portfolio . Residential Whole-Loans are recorded at fair value with periodic changes in fair market value being recorded in earnings as a component of "Unrealized gain (loss), net". All other costs incurred in connection with acquiring Residential Whole-Loans or committing to purchase these loans are charged to expense as incurred.

On a quarterly basis, the Company evaluate the collectability of both interest and principal of each loan, if circumstances warrant, to determine whether such loan is impaired. A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the existing contractual terms. When a loan is impaired, the Company does not record an allowance for loan loss as we have elected the fair value option. However, income recognition is suspended for loans at the earlier of the date at which payments become 90-days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired loan is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. A loan is written off when it is no longer realizable and/or legally discharged.

Residential Bridge Loans

For the Bridge Loans acquired prior to October 25, 2017, the Company did not elect the fair value option pursuant to ASC 825. These loans are recorded at their principal amount outstanding, net of any premium or discount . Commencing with purchases on October 25, 2017, the Company decided to elected the fair value option pursuant to ASC 825 to be consistent with the accounting of its other investments, which are all carried at fair value. These loans are recorded at fair value with periodic changes in fair market value being recorded in earnings as a component of "Unrealized gain (loss), net". All other costs incurred in connection with acquiring the Residential Bridge Loans or committing to purchase these loans are charged to expense as incurred.

A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms. The Company evaluates each of its Residential Bridge Loans that it did not elect the fair value option on a quarterly basis. These loans are individually specific as they relate to the borrower, collateral type, interest rate, LTV and term as well as geographic location. The Company evaluates the collectability of both

Western Asset Mortgage Capital Corporation and Subsidiary
Notes to Consolidated Financial Statements (Continued)
(in thousands—except share and per share data)

principal and interest of each loan. When a loan is impaired, the impairment is then measured based on fair value of the collateral, since these loans are collateral dependent. Upon measurement of impairment, the Company records an allowance to reduce the carrying value of the loan with a corresponding charge to earnings. Significant judgments are required in determining impairment, including assumptions regarding the value of the loan, the value of the underlying collateral and other provisions such as guarantees. The Company will not record an allowance for loan loss for the Residential Bridge Loans that it has elected the fair value option.

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

Western Asset Mortgage Capital Corporation and Subsidiary
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

Due From Counterparties/Due To Counterparties

"Due from counterparties" represents cash posted by the Company with its counterparties as collateral for the Company’s interest rate and/or currency derivative financial instruments, repurchase agreements, and TBAs. "Due to counterparties" represents cash posted with the Company by its counterparties as collateral under the Company’s interest rate and/or currency derivative financial instruments, repurchase agreements, and TBAs.  Included in "Due from counterparties" and/or "Due to counterparties" are daily variation margin settlement amounts with counterparties which are based on the price movement of the Company’s futures contracts. However, commencing in 2017, daily variation margin on only the Company's centrally cleared derivatives will be treated as a settlement and classified as either "Derivative assets, at fair value" or "Derivative liability, at fair value" in the Consolidated Balance Sheets. In addition, as provided below, "Due to counterparties" may include non-cash collateral in which the Company has the obligation to return and which the Company has either sold or pledged. To the extent the Company receives collateral other than cash from its counterparties, such assets are not included in the Company’s Consolidated Balance Sheets.  Notwithstanding the foregoing, if the Company either rehypothecates such assets or pledges the assets as collateral pursuant to a repurchase agreement, the cash received and the corresponding liability are reflected in the Consolidated Balance Sheets.

Derivatives and Hedging Activities

Subject to maintaining its qualification as a REIT for U.S. federal income tax purposes, the Company as part of its hedging strategy, we may enter into, but not limited to, interest rate swaps, including forward starting swaps, interest rate swaptions, U.S. Treasury options, Eurodollar, Volatility Index and U.S, Treasury futures, TBAs, total return swaps, credit default swaps and foreign current swaps and forwards to hedge the interest rate and currency risk associated with its portfolio and related borrowings. Derivatives, subject to REIT requirements, are used for hedging purposes rather than speculation.  The Company has also entered into a total return swap, which transfers the total return of the referenced security to the Company.  The Company determines the fair value of its derivative positions and obtains quotations from third parties, including the Chicago Mercantile Exchange or CME, to facilitate the process of determining such fair values. The Company does not necessarily seek to hedge all such risks. In addition, if the Company’s hedging activities do not achieve the desired results, reported earnings may be adversely affected.

Western Asset Mortgage Capital Corporation and Subsidiary
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

Western Asset Mortgage Capital Corporation and Subsidiary
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

Convertible Senior Unsecured Notes

Convertible senior unsecured notes include unsecured convertible debt that is carried at its unpaid principal balance, net of any unamortized deferred issuance costs, in the Company’s Consolidated Balance Sheets. Interest on the notes is payable semiannually until such time the notes mature or are converted into shares of the Company’s common stock. ASC 470-20 "Debt-Debt with Conversion and Other Options" requires that convertible debt instruments with cash settlement features, including partial cash settlement, account for the liability component and equity component (conversion feature) of the instrument separately. The initial value of the liability component will reflect the present value of the discounted cash flows using the nonconvertible debt borrowing rate at the time of issuance. The debt discount represents the difference between the proceeds received from the issuance and the initial carrying value of the liability component, which is accreted back to the notes principal amount through interest expense over the life of the notes.

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

Share-based Compensation

The Company accounts for share-based compensation to its independent directors, its Manager and to employees of its Manager and its affiliates using the fair value based methodology prescribed by GAAP.  Compensation cost related to restricted common stock issued to the Company’s independent directors and any employee of the Company including any such restricted stock which is subject to a deferred compensation program is measured at its fair value at the grant date, and amortized into expense over the service period on a straight-line basis. Compensation cost related to restricted common stock issued to the Manager and to employees of the Manager, including officers and certain directors, of the Company who are employees of the Manager and its affiliates, is initially measured at fair value at the grant date, and amortized into expense over the vesting period on a straight-line basis and re-measured on subsequent dates to the extent the awards are unvested.

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

Western Asset Mortgage Capital Corporation and Subsidiary
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

The Company may create and elect to treat certain subsidiaries as Taxable REIT Subsidiaries ("TRS"). In general, a TRS may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business. A domestic TRS is subject to U.S. federal, state and local corporate income taxes, and for 2017 its value may not exceed 25% of the value of the Company; however, commencing in taxable year 2018 its value may not exceed 20% of the value of the Company. If the TRS generates net income it may declare dividends to the Company, which will be included in the Company’s taxable income and necessitate a distribution to its stockholders. Conversely, if the Company retains earnings at the TRS level, no distribution is required and it can increase book equity of the consolidated entity. As of December 31, 2017, the Company has a single wholly-owned subsidiary which it has elected to treat as a domestic TRS.

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

Western Asset Mortgage Capital Corporation and Subsidiary
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
First quarter 2018 and requires retrospective adoption.	The Company does not believe the adoption of this standard will have a material impact on its consolidated Statement of Cash Flows.

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
First quarter 2018 and requires retrospective adoption.	The Company currently does not have restricted cash. Therefore, the adoption of this standard will not have a material impact on its Consolidated Statements of Cash Flows.

In January 2017, the FASB issued ASU 2017-01 "Business Combinations (Topic 805): Clarifying the Definition of a Business." This ASU provides a more robust framework to use in determining when a set of assets and activities constitutes a business.
First quarter 2018. The guidance should be applied prospectively on or after the effective date.	The Company does not believe the adoption of this standard will have a material impact on its consolidated financial statements.

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

Western Asset Mortgage Capital Corporation and Subsidiary
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

Note 3—Fair Value of Financial Instruments
The following tables present the Company's financial instruments carried at fair value as of December 31, 2017 and December 31, 2016, based upon the valuation hierarchy (dollars in thousands):

	December 31, 2017
	Fair Value
Assets	Level I	Level II	Level III	Total
Agency RMBS:
20-Year mortgage	$—	$53,783	$—	$53,783
30-Year mortgage	—	241,642	—	241,642
40-Year mortgage	—	376,752	—	376,752
Agency RMBS Interest-Only Strips	—	15,437	—	15,437
Agency RMBS Interest-Only Strips accounted for as derivatives, included in MBS	—	10,419	—	10,419
Agency CMBS	—	2,137,583	17,217	2,154,800
Agency CMBS Interest-Only Strips	—	10	—	10
Agency CMBS Interest-Only Strips accounted for as derivatives, included in MBS	—	5,757	—	5,757
Subtotal Agency MBS	—	2,841,383	17,217	2,858,600

Non-Agency RMBS	—	90,819	13	90,832
Non-Agency RMBS Interest-Only Strips	—	—	8,722	8,722
Non-Agency CMBS	—	278,604	—	278,604
Subtotal Non-Agency MBS	—	369,423	8,735	378,158

Other securities	—	112,826	9,239	122,065
Total mortgage-backed securities and other securities	—	3,323,632	35,191	3,358,823

Residential Whole-Loans	—	—	237,423	237,423
Residential Bridge Loans	—	—	64,526	64,526
Securitized commercial loan	—	—	24,876	24,876
Derivative assets	728	—	—	728
Total Assets	$728	$3,323,632	$362,016	$3,686,376

Liabilities
Derivative liabilities	$50	$4,296	$—	$4,346
Securitized debt	—	—	10,945	10,945
Total Liabilities	$50	$4,296	$10,945	$15,291

	December 31, 2016
	Fair Value
Assets	Level I	Level II	Level III	Total
Agency RMBS:
20-Year mortgage	$—	$498,470	$—	$498,470
30-Year mortgage	—	935,207	—	935,207
Agency RMBS Interest-Only Strips	—	19,790	—	19,790
Agency RMBS Interest-Only Strips accounted for as derivatives, included in MBS	—	16,503	—	16,503
Agency CMBS	—	290,605	73,059	363,664
Agency CMBS Interest-Only Strips	—	231	—	231
Agency CMBS Interest-Only Strips accounted for as derivatives, included in MBS	—	7,729	—	7,729
Subtotal Agency MBS	—	1,768,535	73,059	1,841,594

Non-Agency RMBS	—	240,422	619	241,041
Non-Agency RMBS Interest-Only Strips	—	—	64,116	64,116
Non-Agency RMBS Interest-Only Strips accounted for as derivatives, included in MBS	—	—	3,085	3,085
Non-Agency CMBS	—	351,163	7,756	358,919
Subtotal Non-Agency MBS	—	591,585	75,576	667,161

Other securities	—	36,406	31,356	67,762
Total mortgage-backed securities and other securities	—	2,396,526	179,991	2,576,517

Residential Whole-Loans	—	—	192,136	192,136
Securitized commercial loan	—	—	24,225	24,225
Derivative assets	71	20,500	—	20,571
Total Assets	$71	$2,417,026	$396,352	$2,813,449

Liabilities
Derivative liabilities	$2,487	$177,998	$1,673	$182,158
Securitized debt	—	—	10,659	10,659
Total Liabilities	$2,487	$177,998	$12,332	$192,817
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
Mortgage-backed securities and other securities
In determining the proper fair value hierarchy or level the Company considers the amount of available observable market data for each security. Agency RMBS, given the amount of available observable market data, are classified in Level II. For Non-Agency RMBS, CMBS and other securities, to determine whether a security should be a Level II, the securities are grouped by security type and the Manager reviews the internal trade history, for the quarter, for each security type. If there is sufficient trade data above a predetermined threshold of a security type, the Manager determines it has sufficient observable market data and the security will be categorized as a Level II.
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
Residential Whole-Loans and Residential Bridge Loans
Values for the Company's Residential Whole-Loans and Bridge Loans are based upon prices obtained from an independent third party pricing service that specializes in loans, utilizing a trade based valuation model. Their valuation methodology incorporates commonly used market pricing methods, including loan to value ("LTV"), debt to income, maturity, interest rates, collateral location, and unpaid principal balance, prepayment penalties, FICO scores, lien position and times late. Due to the inherent uncertainty of such valuation, the fair values established for residential loans held by the Company may differ from the fair values that would have been established if a readily available market existed for these loans. Accordingly, the Company's loans are classified as Level III.
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
Derivatives
Values for the Company's derivatives are based upon prices from third party pricing services, whose pricing is subject to review by the Manager's pricing committee. In valuing its over-the-counter interest rate derivatives, such as swaps and swaptions, and its currency derivatives, such as swaps and forwards and credit derivatives such as total return swaps, the Company considers the creditworthiness of both the Company and its counterparties, along with collateral provisions contained in each derivative agreement, from the perspective of both the Company and its counterparties. No credit valuation adjustment was made in determining the fair value of interest rate and/or currency derivatives for the years ended December 31, 2017 and December 31, 2016.
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

The following tables present additional information about the Company's financial instruments which are measured at fair value on a recurring basis for which the Company has utilized Level III inputs to determine fair value:

	Year ended December 31, 2017
$ in thousands	Agency MBS	Non-Agency MBS	Other Securities	Residential Whole-Loans	Residential Bridge Loans	Securitized Commercial Loan	Securitized Debt	Derivative Liability
Beginning balance	$73,059	$75,576	$31,356	$192,136	$—	$24,225	$10,659	$1,673
Transfers into Level III from Level II	—	—	9,470	—	—	—	—	—
Transfers from Level III into Level II	(73,714)	(7,433)	(33,080)	—	—	—	—	—
Purchases	17,217	8,937	—	86,921	63,969	—	—	—
Sales and settlements	—	(60,132)	—	—	—	—	—	552
Principal repayments	—	(378)	(425)	(41,312)	—	(154)	(68)	—
Total net gains/losses included in net income
Realized gains/(losses), net	—	2,623	—	—	—	—	—	(552)
Other than temporary impairment	—	—	(1,823)	—	—	—	—	—
Unrealized gains/(losses), net on assets(1)	635	(9,415)	1,522	724	571	805	—	—
Unrealized (gains)/losses, net on liabilities(2)	—	—	—	—	—	—	354	(1,673)
Premium and discount amortization, net	20	(1,043)	2,219	(1,046)	(14)	—	—	—
Ending balance	$17,217	$8,735	$9,239	$237,423	$64,526	$24,876	$10,945	$—

(1)
For Agency MBS, Non-Agency MBS, other securities, Residential Whole-Loans, Residential Bridge Loans and Securitized commercial loan classified as Level III at December 31, 2017, the Company recorded gross unrealized gains of approximately $0, $0, $43 thousand, $1.8 million, $655 thousand and $805 thousand and gross unrealized losses of approximately $0, $16 thousand, $0, $400 thousand, $84 thousand and $0, respectively. These gains and losses are included in "Unrealized gain (loss), net" in the Consolidated Statements of Operations.

(2)
For securitized debt and derivative liability classified as Level III at December 31, 2017, the Company recorded gross unrealized gains of $0 and $0 and gross unrealized losses of $354 thousand and $0, respectively. These gains and losses are included in "Unrealized gain (loss), net" in the Consolidated Statements of Operations.

	Year ended December 31, 2016
$ in thousands	Agency MBS	Non-Agency MBS	Other Securities	Residential Whole-Loans	Securitized commercial loan	Securitized debt	Derivative liability
Beginning balance	$24,690	$369,650	$71,996	$218,538	$25,000	$11,000	$—
Transfers into Level III from Level II	—	—	—	—	—	—	—
Transfers from Level III into Level II	(16,730)	(198,078)	(6,079)	—	—	—	—
Purchases	72,642	94	—	28,226	—	—	—
Sales and settlements	(6,776)	(49,560)	(32,226)	—	—	—	(38)
Principal repayments	(141)	(15,508)	(2,049)	(52,573)	—	—	—
Total net gains / (losses) included in net income
Realized gains/(losses), net	(56)	(9,345)	45	—	—	—	38
Other than temporary impairment	—	(3,436)	(3,301)	—	—	—	—
Unrealized gains/(losses), net on assets(1)	(570)	(4,889)	(86)	(42)	(775)	—	—
Unrealized (gains)/losses, net on liabilities(2)	—	—	—	—	—	(341)	1,673
Premium and discount amortization, net	—	(13,352)	3,056	(2,013)	—	—	—
Ending balance	$73,059	$75,576	$31,356	$192,136	$24,225	$10,659	$1,673

(1)
For Agency MBS, Non-Agency MBS, other securities, Residential Whole-Loans and Securitized commercial loan classified as Level III at December 31, 2016, the Company recorded gross unrealized gains of approximately $417 thousand, $492 thousand, $420 thousand, $1.2 million and $0 and gross unrealized losses of approximately $0, $6.8 million, $823 thousand, $663 thousand and $775 thousand, respectively. These gains and losses are included in "Unrealized gain (loss), net" in the Consolidated Statements of Operations.

(2)
For securitized debt and derivative liability classified as Level III at December 31, 2016, the Company recorded gross unrealized gains of 341 thousand and $0 and gross unrealized losses of $0 and $1.7 million, respectively. These gains and losses are included in "Unrealized gain (loss), net" in the Consolidated Statements of Operations.

Transfers between hierarchy levels during operations for the years ended December 31, 2017 and December 31, 2016 were based on the availability of sufficient observable inputs to meet Level II versus Level III criteria. The leveling of these assets was based on information received from a third party pricing service which, along with the back-testing of historical sales transactions performed by the Manager provided the sufficient observable data for the movement from Level III to Level II. The Company did not have transfers between Level I and Level II for the years ended December 31, 2017 and December 31, 2016.
Other Fair Value Disclosures
Certain Residential Bridge Loans, repurchase agreement borrowings and convertible senior unsecured notes are not carried at fair value in the consolidated financial statements. The following table presents the carrying value and estimated fair value of the Company’s financial instruments that are not carried at fair value, as of December 31, 2017, in the consolidated financial statements (dollars in thousands):

	Carrying Value	Estimated Fair Value
Assets
Residential Bridge Loans	$42,147	$42,881
Total	$42,147	$42,881

Liabilities
Borrowings under repurchase agreements	$3,251,686	$3,257,956
Convertible senior unsecured notes	108,743	114,819
Total	$3,360,429	$3,372,775

"Due from counterparties" and "Due to counterparties" in the Company’s Consolidated Balance Sheets are reflected at cost which approximates fair value.

Residential Bridge Loans

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

Borrowings under repurchase agreements

The fair values of the borrowings under repurchase agreements are based on a net present value technique. This method discounts future estimated cash flows using rates the Company determined best estimates current market interest rates that would be offered for loans with similar characteristics and credit quality. The use of different market assumptions or estimation methodologies could have a material effect on the fair value amounts. This fair value measurement is based on observable inputs, and as such, are classified as Level II.

Convertible senior unsecured notes

The fair value of the convertible senior unsecured notes are based on quoted market prices. Accordingly, the Company's convertible senior unsecured notes are classified as Level I.
Note 4 - Mortgage-Backed Securities and other securities
The following tables present certain information about the Company's investment portfolio at December 31, 2017 and December 31, 2016 (dollars in thousands).

	December 31, 2017
	Principal Balance	Unamortized Premium (Discount), net	Discount Designated as Credit Reserve and OTTI	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Net Weighted Average Coupon(1)
Agency RMBS:
20-Year mortgage	$50,825	$2,378	$—	$53,203	$592	$(12)	$53,783	4.0%
30-Year mortgage	224,041	15,710	—	239,751	2,317	(426)	241,642	4.4%
40-Year mortgage	366,178	10,788		376,966	1,662	(1,876)	376,752	3.5%
Agency RMBS Interest-Only Strips(2)	N/A	N/A	N/A	14,750	878	(191)	15,437	2.9%	(2)
Agency RMBS Interest-Only Strips, accounted for as derivatives(2)(3)	N/A	N/A	N/A	N/A	N/A	N/A	10,419	2.9%	(2)
Agency CMBS	2,145,139	2,142	—	2,147,281	16,913	(9,394)	2,154,800	2.9%
Agency CMBS Interest-Only Strips(2)	N/A	N/A	N/A	—	10	—	10	3.2%	(2)
Agency CMBS Interest-Only Strips, accounted for as derivatives(2)(3)	N/A	N/A	N/A	N/A	N/A	N/A	5,757	0.5%	(2)
Subtotal Agency MBS	2,786,183	31,018	—	2,831,951	22,372	(11,899)	2,858,600	3.0%

Non-Agency RMBS	119,748	5,263	(39,491)	85,520	5,473	(161)	90,832	3.8%
Non-Agency RMBS Interest- Only Strips(2)	N/A	N/A	N/A	8,738	—	(16)	8,722	0.9%	(2)
Non-Agency CMBS	379,183	(59,129)	(28,020)	292,034	1,702	(15,132)	278,604	4.8%
Subtotal Non-Agency MBS	498,931	(53,866)	(67,511)	386,292	7,175	(15,309)	378,158	3.3%

Other securities(4)	86,305	6,300	(5,404)	110,091	12,161	(187)	122,065	7.8%
Total	$3,371,419	$(16,548)	$(72,915)	$3,328,334	$41,708	$(27,395)	$3,358,823	3.1%

	December 31, 2016
	Principal Balance	Unamortized Premium (Discount), net	Discount Designated as Credit Reserve and OTTI	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Net Weighted Average Coupon(1)
Agency RMBS:
20-Year mortgage	$470,975	$25,741	$—	$496,716	$3,689	$(1,935)	$498,470	3.9%
30-Year mortgage	878,599	63,608	—	942,207	5,209	(12,209)	935,207	4.1%
Agency RMBS Interest-Only Strips(2)	N/A	N/A	N/A	18,810	1,301	(321)	19,790	3.0%	(2)
Agency RMBS Interest-Only Strips, accounted for as derivatives(2)(3)	N/A	N/A	N/A	N/A	N/A	N/A	16,503	3.2%	(2)
Agency CMBS	377,286	(15,383)	—	361,903	2,021	(260)	363,664	2.6%
Agency CMBS Interest-Only Strips(2)	N/A	N/A	N/A	210	21	—	231	4.3%	(2)
Agency CMBS Interest-Only Strips, accounted for as derivatives(2)(3)	N/A	N/A	N/A	N/A	N/A	N/A	7,729	0.6%	(2)
Subtotal Agency MBS	1,726,860	73,966	—	1,819,846	12,241	(14,725)	1,841,594	3.3%

Non-Agency RMBS	340,759	(294)	(108,399)	232,066	11,210	(2,235)	241,041	4.5%
Non-Agency RMBS Interest- Only Strips(2)	N/A	N/A	N/A	55,754	8,362	—	64,116	5.6%	(2)
Non- Agency RMBS Interest-Only Strips, accounted for as derivatives(2)(3)	N/A	N/A	N/A	N/A	N/A	N/A	3,085	4.6%	(2)
Non-Agency CMBS	473,024	(69,436)	(17,787)	385,801	3,164	(30,046)	358,919	5.0%
Subtotal Non-Agency MBS	813,783	(69,730)	(126,186)	673,621	22,736	(32,281)	667,161	5.0%

Other securities(4)	44,838	4,435	(4,298)	68,085	1,271	(1,594)	67,762	8.2%
Total	$2,585,481	$8,671	$(130,484)	$2,561,552	$36,248	$(48,600)	$2,576,517	3.9%

(1)	Net weighted average coupon as of December 31, 2017 and December 31, 2016 is presented, net of servicing and other fees.

(2)
Agency RMBS IOs and IIOs, Non-Agency RMBS IOs and IIOs, Agency RMBS IOs and IIOs, accounted for as derivatives, Non-Agency RMBS IOs and IIOs, accounted for as derivatives, Agency CMBS IOs and IIOs, and Agency CMBS IOs and IIOs, accounted for as derivatives have no principal balances and bear interest based on a notional balance. The notional balance is used solely to determine interest distributions on interest-only class of securities. At December 31, 2017, the notional balance for Agency RMBS IOs and IIOs, Non-Agency RMBS IOs and IIOs, Agency RMBS IOs and IIOs, accounted for as derivatives, Agency CMBS IOs and IIOs, accounted for as derivatives and Agency CMBS IOs and IIOs was $165.5 million, $278.4 million, $122.0 million, $192.5 million and $3.3 million, respectively. At December 31, 2016, the notional balance for Agency RMBS IOs and IIOs, Non-Agency RMBS IOs and IIOs, Agency RMBS IOs and IIOS, accounted for as derivatives, Non-Agency RMBS IOs and IIOs, accounted for as derivatives, Agency CMBS IOs and IIOs, accounted for as derivatives and Agency CMBS IOs and IIOs was $201.6 million, $278.4 million, $188.1 million, $20.7 million, $221.8 million and $32.8 million, respectively.

(3)	Interest on these securities is reported as a component of "Gain (loss) on derivative instruments, net" in the Consolidated Statements of Operations.

(4)
Other securities include residual interests in asset-backed securities which have no principal balance and an amortized cost of approximately $22.9 million and $23.1 million, as of December 31, 2017 and December 31, 2016, respectively.

As of December 31, 2017 and December 31, 2016, the weighted average expected remaining term of the MBS and other securities investment portfolio was 8.6 years and 7.1 years, respectively.
The following table presents the changes in the components of the Company's purchase discount and amortizable premium on its Non-Agency RMBS, Non-Agency CMBS and other securities for the years ended December 31, 2017, December 31, 2016 and December 31, 2015 (dollars in thousands):

	Year ended December 31, 2017			Year ended December 31, 2016			Year ended December 31, 2015
	Discount Designated as Credit Reserve and OTTI	Accretable Discount(1)	Amortizable Premium(1)	Discount Designated as Credit Reserve and OTTI	Accretable Discount(1)	Amortizable Premium(1)	Discount Designated as Credit Reserve and OTTI	Accretable Discount(1)	Amortizable Premium(1)
Beginning balance	$(130,484)	$(109,822)	$44,527	$(152,750)	$(145,532)	$56,163	$(182,007)	$(105,804)	$82,228
Securities previously accounted for as linked transactions(2)	—	—	—	—	—	—	(2,320)	(1,393)	4,587
Accretion of discount	—	10,715	—	—	17,431	—	—	18,465	—
Amortization of premium	—	—	(843)	—	—	(5,470)	—	—	(9,025)
Realized credit losses	2,391	—	—	7,697	—	—	9,534	—	—
Purchases	(19,385)	(1,205)	7,259	(15,792)	(2,945)	5,266	(38,634)	(96,380)	18,544
Sales	89,628	33,166	(31,118)	39,117	35,605	(12,156)	60,747	44,232	(30,054)
Net impairment losses recognized in earnings	(15,310)	—	—	(22,413)	—	—	(14,839)	—	—
Transfers/release of credit reserve(3)	245	(1,292)	1,047	13,657	(14,381)	724	14,769	(4,652)	(10,117)
Ending balance	$(72,915)	$(68,438)	$20,872	$(130,484)	$(109,822)	$44,527	$(152,750)	$(145,532)	$56,163

(1)	Together with coupon interest, accretable purchase discount and amortizable premium is recognized as interest income over the life of the security.

(2)	Resulting from the implementation of guidance issued by the FASB which eliminated the requirement to account for certain financial instruments as linked transactions.

(3)	Subsequent reductions of a security's non-accretable discount results in a corresponding reduction in its amortizable premium.

The following tables present the fair value and contractual maturities of the Company's investment securities at December 31, 2017 and December 31, 2016 (dollars in thousands):

	December 31, 2017
	< or equal to 10 years	> 10 years and < or equal to 20 years	> 20 years and < or equal to 30 years	> 30 years		Total
Agency RMBS:
20-Year mortgage	$—	$53,783	$—	$—		$53,783
30-Year mortgage	—	2,445	239,197	—		241,642
40-Year mortgage	—	—	—	376,752		376,752
Agency RMBS Interest-Only Strips	3,920	4,591	6,926	—		15,437
Agency RMBS Interest-Only Strips, accounted for as derivatives	1,686	5,139	3,594	—		10,419
Agency CMBS	1,599,620	555,180	—	—		2,154,800
Agency CMBS Interest-Only Strips	10	—	—	—		10
Agency CMBS Interest-Only Strips, accounted for as derivatives	—	—	—	5,757	—	5,757
Subtotal Agency	1,605,236	621,138	249,717	382,509		2,858,600

Non-Agency RMBS	13	51,092	4,184	35,543		90,832
Non-Agency RMBS Interest-Only Strips	—	—	—	8,722		8,722
Non-Agency CMBS	—	60,583	139,209	78,812		278,604
Subtotal Non-Agency	13	111,675	143,393	123,077		378,158

Other securities	—	99,062	—	23,003		122,065
Total	$1,605,249	$831,875	$393,110	$528,589		$3,358,823

	December 31, 2016
	< or equal to 10 years	> 10 years and < or equal to 20 years	> 20 years and < or equal to 30 years	> 30 years	Total
Agency RMBS:
20-Year mortgage	$—	$498,470	$—	$—	$498,470
30-Year mortgage	—	—	935,207	—	935,207
Agency RMBS Interest-Only Strips	499	10,434	8,857	—	19,790
Agency RMBS Interest-Only Strips, accounted for as derivatives	807	9,476	6,220	—	16,503
Agency CMBS	282,911	80,753	—	—	363,664
Agency CMBS Interest-Only Strips	231	—	—	—	231
Agency CMBS Interest-Only Strips, accounted for as derivatives	—	—	—	7,729	7,729
Subtotal Agency	284,448	599,133	950,284	7,729	1,841,594

Non-Agency RMBS	13	65,780	54,408	120,840	241,041
Non-Agency RMBS Interest-Only Strips	—	4,955	10,724	48,437	64,116
Non-Agency RMBS Interest-Only Strips, accounted for as derivatives	—	—	1,043	2,042	3,085
Non-Agency CMBS	15,865	37,998	134,941	170,115	358,919
Subtotal Non-Agency	15,878	108,733	201,116	341,434	667,161

Other securities	—	40,360	5,346	22,056	67,762
Total	$300,326	$748,226	$1,156,746	$371,219	$2,576,517

The following tables present the gross unrealized losses and estimated fair value of the Company's MBS and other securities by length of time that such securities have been in a continuous unrealized loss position at December 31, 2017 and December 31, 2016 (dollars in thousands):

	December 31, 2017
	Less than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Agency RMBS:
20-Year mortgage	$3,000	$(12)	3	$—	$—	—	$3,000	$(12)	3
30-Year mortgage	44,072	(291)	7	1,632	(135)	5	45,704	(426)	12
40-Year mortgage	283,187	(1,876)	1	—	—	—	283,187	(1,876)	1
Agency RMBS Interest-Only Strips	3,095	(142)	6	1,703	(49)	3	4,798	(191)	9
Agency CMBS	955,559	(9,394)	57	—	—	—	955,559	(9,394)	57
Subtotal Agency	1,288,913	(11,715)	74	3,335	(184)	8	1,292,248	(11,899)	82

Non-Agency RMBS	28,508	(161)	3	—	—	—	28,508	(161)	3
Non-Agency RMBS Interest-Only Strips	8,722	(16)	3	—	—	—	8,722	(16)	3
Non-Agency CMBS	69,661	(1,753)	15	119,729	(13,379)	35	189,390	(15,132)	50
Subtotal Non-Agency	106,891	(1,930)	21	119,729	(13,379)	35	226,620	(15,309)	56

Other securities	23,800	(187)	3	—	—	—	23,800	(187)	3
Total	$1,419,604	$(13,832)	98	$123,064	$(13,563)	43	$1,542,668	$(27,395)	141

	December 31, 2016
	Less than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Agency RMBS:
20-Year mortgage	$142,749	$(1,935)	47	$—	$—	—	$142,749	$(1,935)	47
30-Year mortgage	432,949	(11,264)	54	22,586	(945)	13	455,535	(12,209)	67
Agency RMBS Interest-Only Strips	6,105	(227)	6	1,630	(94)	2	7,735	(321)	8
Agency CMBS	145,791	(260)	7	—	—	—	145,791	(260)	7
Subtotal Agency	727,594	(13,686)	114	24,216	(1,039)	15	751,810	(14,725)	129

Non-Agency RMBS	11,628	(50)	3	33,034	(2,185)	6	44,662	(2,235)	9
Non-Agency CMBS	59,529	(4,031)	17	208,288	(26,015)	47	267,817	(30,046)	64
Subtotal Non-Agency	71,157	(4,081)	20	241,322	(28,200)	53	312,479	(32,281)	73

Other securities	7,966	(415)	1	23,390	(1,179)	2	31,356	(1,594)	3
Total	$806,717	$(18,182)	135	$288,928	$(30,418)	70	$1,095,645	$(48,600)	205
At December 31, 2017, the Company did not intend to sell any of its MBS and other securities that were in an unrealized loss position, and it is “more likely than not” that the Company will not be required to sell these MBS and other securities before recovery of their amortized cost basis, which may be at their maturity.
Generally, the Company records OTTI when the credit quality of the underlying collateral deteriorates, and or the scheduled payments are faster than previously projected. The credit deterioration could be as a result of, but not limited to, increased projected realized losses, foreclosures, delinquencies and the likelihood of the borrower being able to make payments in the future. Generally, a prepayment occurs when a loan has a higher interest rate relative to current interest rates and lenders are willing to extend credit at the lower current interest rate or the underlying collateral for the loan is sold or transferred. Refer to Note 2 "Summary of Significant Accounting Policies - Mortgage-Backed Securities and Other Securities"
The following table presents the OTTI the Company recorded on its securities portfolio (dollars in thousands):

	For the year ended December 31, 2017	For the year ended December 31, 2016	For the year ended December 31, 2015
Agency RMBS	$5,774	$6,090	$4,005
Non-Agency RMBS	—	9,511	9,216
Non-Agency CMBS	15,117	13,025	4,061
Other securities	1,982	3,660	2,509
Total	$22,873	$32,286	$19,791
The following table presents components of interest income on the Company's MBS and other securities (dollars in thousands) for the three years ended December 31, 2017, December 31, 2016 and December 31, 2015, respectively:

	For the year ended December 31, 2017			For the year ended December 31, 2016			For the year ended December 31, 2015
	Coupon Interest	Net (Premium Amortization/ Amortization Basis) Discount Amortization	Interest Income	Coupon Interest	Net (Premium Amortization/ Amortization Basis) Discount Amortization	Interest Income	Coupon Interest	Net (Premium Amortization/ Amortization Basis) Discount Amortization	Interest Income
Agency RMBS	$38,108	$(13,058)	$25,050	$70,467	$(24,836)	$45,631	$119,789	$(48,119)	$71,670
Agency CMBS	40,064	507	40,571	2,619	(1,701)	918	3,600	(2,102)	1,498
Non-Agency RMBS	5,602	525	6,127	35,221	(5,243)	29,978	44,473	(8,008)	36,465
Non-Agency CMBS	19,179	8,276	27,455	24,893	7,431	32,324	26,562	3,687	30,249
Other securities	8,280	1,559	9,839	2,537	2,977	5,514	6,363	2,648	9,011
Total	$111,233	$(2,191)	$109,042	$135,737	$(21,372)	$114,365	$200,787	$(51,894)	$148,893

The following tables present the sales and realized gains (losses) of the Company's MBS and other securities (dollars in thousands) for the three years ended December 31, 2017, December 31, 2016 and December 31, 2015, respectively:

	For the year ended December 31, 2017
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Agency RMBS(1)	$1,251,985	$5,020	$(7,936)	$(2,916)
Non-Agency RMBS(2)	243,838	24,356	(2,241)	22,115
Non-Agency CMBS	54,875	2,543	(1,803)	740
Other securities	38,447	713	(54)	659
Total	$1,589,145	$32,632	$(12,034)	$20,598

(1)	Excludes proceeds for Agency RMBS Interest-Only Strips, accounted for as derivatives, of approximately $2.6 million, gross realized gains of $432 thousand and gross realized losses of $0.

(2)
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

(1)
Excludes proceeds for Agency RMBS Interest-Only Strips, accounted for as derivatives, of approximately $18.5 million, gross realized gains of approximately $1.9 million and gross realized losses of $595 thousand.

	For the year ended December 31, 2015
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Agency RMBS(1)	$1,293,120	$12,054	$(12,449)	$(395)
Non-Agency RMBS	233,257	11,066	(174)	10,892
Non-Agency CMBS	161,985	2,123	(171)	1,952
Other securities	851,714	1,188	(5,358)	(4,170)
Total(2)	$2,540,076	$26,431	$(18,152)	$8,279

(1)	Excludes proceeds for Agency RMBS Interest-Only Strips, accounted for as derivatives, of approximately $7.3 million, gross realized gains of $626 thousand and gross realized losses of $31 thousand.

Note 5—Variable Interest Entities
Residential Whole-Loan Trusts
The consolidated financial statements also include the consolidation of certain trusts that each meet the definition of a VIE related to the acquisition of Residential Whole-Loans in which the Company has determined itself to be the primary beneficiary of each such trust. The Company determined that it was the primary beneficiary of the two residential Whole-Loan trusts, which were merged into one trust during the first quarter of 2016, because it was involved in certain aspects of the design of each trust, has certain oversight rights on defaulted assets and has other significant decision making powers. In addition, the Company has the obligation to absorb losses to the extent of its ownership interest and the right to receive benefits from the trust that could potentially be significant to the trust. The trust has issued a trust certificate to the Company which represents the entire beneficial interest in pools of Residential Whole-Loans held by the trust. As of December 31, 2017 and 2016, the Company financed the trust certificate with $189.3 million and $154.4 million, respectively, of repurchase borrowings, which is a liability held outside the trust. The Company classifies the underlying Residential Whole-Loans owned by the trust in "Residential Whole-Loans, at fair value" in the Consolidated Balance Sheets and has eliminated the intercompany trust certificate in consolidation.
Residential Bridge Loan Trust

In February 2017, Revolving Mortgage Investment Trust 2017-BRQ1 ("RMI Trust") issued a trust certificate to the Company, which represents the beneficial interest in pools of Residential Bridge Loans held by the trust. Residential Bridge Loans are mortgage loans secured by non owner occupied residences, typically short-term. The Company determined that RMI Trust was a VIE and itself the primary beneficiary because it was involved in certain aspects of the design of the trust, has certain oversight rights on defaulted assets and has other significant decision making powers. In addition, the Company has the obligation to absorb losses to the extent of its ownership interest and the right to receive benefits from the trust that could potentially be significant to the trust. As of December 31, 2017, the Company financed the trust certificate with $100.2 million of repurchase borrowings, which is a liability held outside the trust. The Company classifies both the underlying Residential Bridge Loans carried at amortized cost and the Residential Bridge Loans that it elected the fair value option in "Residential Bridge Loans" in the Consolidated Balance Sheets. The Company has eliminated the intercompany trust certificate in consolidation.
Commercial Loan Trust
In November 2015, the Company acquired a $14.0 million interest in the trust certificate issued by CMSC Trust 2015—Longhouse MZ ("CMSC Trust"), with a fair value of $13.9 million at December 31, 2017. The Company determined that CMSC Trust was a VIE and itself the primary beneficiary because it was involved in certain aspects of the design of the trust, has certain oversight rights on defaulted assets and has other significant decision making powers. In addition, the Company has the obligation to absorb losses to the extent of its ownership interest and the right to receive benefits from the trust that could potentially be significant to the trust. The CMSC Trust holds a $24.8 million mezzanine loan collateralized by interests in commercial real estate. The mezzanine loan serves as collateral for the $24.8 million of trust certificates issued. As of December 31, 2017, the Company classified the mezzanine loan at fair value in "Securitized commercial loan, at fair value" in the Consolidated Balance Sheets. The $24.8 million of trust certificates, of which $13.9 million was eliminated in consolidation and the remaining $10.9 million held by an affiliate is carried at fair value of $10.9 million and classified as "Securitized debt, at fair value" in the Consolidated Balance Sheets.
As of December 31, 2017 and December 31, 2016, the aggregate fair value of the securitized debt issued by the consolidated VIE was $10.9 million and $10.7 million which is classified as Securitized debt, at fair value in the Company’s Consolidated Balance Sheets.  The cost of financing the securitized debt is approximately 8.9% for each of the years ended December 31, 2017 and December 31, 2016.
Consolidated Loan Trusts
The Company assesses modifications to VIEs on an ongoing basis to determine if a significant reconsideration event has occurred that would change the Company's initial consolidation assessment. The three consolidated trusts hold 616 Residential Whole-Loans, 340 Residential Bridge Loans and one commercial loan as of December 31, 2017.
The following table presents a summary of the assets and liabilities of the consolidated loan trusts included in the Consolidated Balance Sheets as of December 31, 2017 and December 31, 2016 (dollars in thousands):

	December 31, 2017	December 31, 2016
Residential Whole-Loans, at fair value	$237,423	$192,136
Residential Bridge Loans(1)	106,673	—
Securitized commercial loan, at fair value	24,876	24,225
Investment related receivable	7,665	1,241
Accrued interest receivable	3,358	1,622
Total assets	$379,995	$219,224
Securitized debt, at fair value	$10,945	$10,659
Accrued interest payable	70	85
Accounts payable and accrued expenses	189	2
Total liabilities	$11,204	$10,746

(1) Includes both Residential bridge loans for $64.5 million which are carried at fair value and 42.1 million which are carried at amortized cost.
The Company's risk with respect to its investment in each trust is limited to its direct ownership in the trust. The Residential Whole-Loans, Residential Bridge Loans and securitized commercial loan held by the consolidated trusts are held solely to satisfy the liabilities of the trust, and creditors of the trust have no recourse to the general credit of the Company for the trust certificates issued by the trusts. The assets of a consolidated trust can only be used to satisfy the obligations of that trust. The Company is not contractually required and has not provided any additional financial support to the trusts for the years ended December 31, 2017 and December 31, 2016. The Company did not deconsolidate any trusts during the years ended December 31, 2017 and December 31, 2016.
The following table presents the components of the carrying value of Residential Whole-Loans, Residential Bridge Loans and securitized commercial loan as of December 31, 2017 and December 31, 2016 (dollars in thousands):

	Residential Whole-Loans, at Fair Value		Residential Bridge Loans, at Fair Value(1)		Residential Bridge Loans, at Amortized Cost(1)		Securitized Commercial Loan, at Fair Value
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Principal balance	$232,270	$187,765	$63,802	$—	$42,066	$—	$24,846	$25,000
Unamortized premium	2,021	1,311	293	—	122	—	—	—
Unamortized discount	(1,190)	(539)	(128)	—	(41)	—	—	—
Amortized cost	233,101	188,537	63,967	—	42,147	—	24,846	25,000
Gross unrealized gains	4,463	3,643	655	—	N/A	N/A	30	—
Gross unrealized losses	(141)	(44)	(96)	—	N/A	N/A	—	(775)
Fair value	$237,423	$192,136	$64,526	$—	N/A	N/A	$24,876	$24,225

(1) These loans are classified in Residential Bridge Loans in the consolidated balance sheets
Residential Whole-Loans
The Residential Whole-Loans are comprised of non-qualifying, mostly adjustable rate mortgages with low loan to values (or "LTV's"). The following tables present certain information about the Company's Residential Whole-Loans investment portfolio at December 31, 2017 and December 31, 2016 (dollars in thousands):

December 31, 2017
			Weighted Average
Current Coupon Rate	Number of Loans	Principal Balance	Original LTV	Original FICO Score(1)	Expected Life (years)	Contractual Maturity (years)	Coupon Rate
3.01 - 4.00%	142	$55,593	55.5%	751	1.7	29.1	3.9%
4.01 - 5.00%	338	125,860	56.9%	725	1.4	26.5	4.5%
5.01 - 6.00%	132	48,553	58.2%	728	1.6	27.0	5.2%
6.01 - 7.00%	4	2,264	71.1%	758	1.3	20.5	6.3%
Total	616	$232,270	57.0%	734	1.5	27.1	4.5%

(1)
The original FICO score is not available for 141 loans with a principal balance of approximately $56.5 million at December 31, 2017. The Company has excluded these loans from the weighted average computations.

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
The following table presents the various states across the United States in which the collateral securing the Company's Residential Whole-Loans at December 31, 2017 and December 31, 2016, based on principal balance, is located (dollars in thousands):

	December 31, 2017			December 31, 2016
	State Concentration	Principal Balance		State Concentration	Principal Balance
California	62.2%	$144,321	California	85.2%	$159,955
New York	24.4%	56,631	Washington	5.6%	10,591
Georgia	4.3%	10,061	Massachusetts	5.4%	10,161
Washington	4.0%	9,244	New York	2.4%	4,454
Massachusetts	3.9%	9,114	Georgia	0.8%	1,492
Other	1.2%	2,899	Other	0.6%	1,112
Total	100.0%	$232,270	Total	100.0%	$187,765

Residential Bridge Loans

The Residential Bridge Loans are comprised of short-term non-owner occupied fixed rate loans secured by single or multi-unit residential properties, with LTVs generally not to exceed 85%. The following table presents certain information about the Company’s Residential Bridge Loan investment portfolio at December 31, 2017 (dollars in thousands):

December 31, 2017
			Weighted Average
Current Coupon Rate	Number of Loans	Principal Balance	Original LTV	Contractual Maturity (months)	Coupon Rate
5.01 - 6.00%	9	$4,016	64.5%	10.8	5.9%
6.01 - 7.00%	64	18,420	67.8%	10.6	6.7%
7.01 – 8.00%	98	25,608	66.4%	9.5	7.6%
8.01 – 9.00%	56	19,728	70.3%	11.9	8.9%
9.01 – 10.00%	67	25,001	73.3%	6.8	9.7%
10.01 – 11.00%	36	10,656	75.4%	5.0	10.8%
11.01 - 12.00%	2	919	89.8%	8.2	11.4%
17.01 – 18.00%	8	1,520	73.8%	5.9	18.0%
Total	340	$105,868	70.1%	9.0	8.6%

The following table presents the various states across the United States in which the collateral securing the Company’s Residential Bridge Loans at December 31, 2017, based on principal balance, is located (dollars in thousands):

December 31, 2017
State	Concentration	Principal Balance
California	48.2%	$51,080
Florida	13.4%	14,199
Washington	6.3%	6,645
New York	4.4%	4,703
Texas	4.4%	4,660
Other	23.3%	24,581
Total	100.0%	$105,868

Non-performing Loans

Residential Whole Loans

As of December 31, 2017, there was one Residential Whole-Loan over 90-days past due with a current unpaid principal balance of $579 thousand and a fair value of $570 thousand. This non-performing loan represents approximately 0.2% of the total outstanding principal balance. No allowance and provision for credit losses was recorded for this loan as of and for the year ended December 31, 2017, since the Company elected the fair value option. The Company stopped accruing interest income for this loan when it became contractually 90 days delinquent.

Residential Bridge Loans

As of December 31, 2017, there were 9 Residential Bridge Loans, which are carried at amortized cost, over 90-days past due with an unpaid principal balance of approximately $1.8 million. These nonperforming loans represent approximately 1.7% of the total outstanding principal balance, respectively. These loans are collateral dependent with a weighted average original LTV of 74%. No allowance and provision for credit losses was recorded for these loans as of and for the year ended December 31, 2017 since the fair value of the collateral balance less the cost to sell was in excess of the outstanding principal and interest balances.
Unconsolidated VIEs

The Company’s economic interests held in unconsolidated VIEs are limited in nature to those of a passive holder of RMBS and CMBS issued by securitization trusts; the Company was not involved in the design or creation of the securitization trusts which issued its investments in MBS. As of December 31, 2017 and December 31, 2016, the Company had three investments in VIEs in which it was not the primary beneficiary, and accordingly, the VIEs were not consolidated in the Company’s consolidated financial statements. As of December 31, 2017 and December 31, 2016, the Company’s maximum exposure to loss from these investments did not exceed the sum of the $62.1 million and $60.5 million carrying value of the investments, respectively, which are classified in "Mortgage-backed securities and other securities, at fair value" in the Company’s Consolidated Balance Sheets. Further, as of December 31, 2017 and December 31, 2016, the Company had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.
Note 6—Borrowings
Repurchase agreements
The Company primarily finances its investment acquisitions with repurchase agreements. The repurchase agreements bear interest at a contractually agreed-upon rate and typically have terms ranging from one month to three months.  The Company’s repurchase agreement borrowings are accounted for as secured borrowings when the Company maintains effective control of the financed assets.  Under the repurchase agreements, the respective counterparties retain the right to determine the fair value of the underlying collateral. A reduction in the value of pledged assets requires the Company to post additional securities as collateral, pay down borrowings or establish cash margin accounts with the counterparties in order to re-establish the agreed-upon collateral requirements, and is referred to as a margin call.  The inability of the Company to post adequate collateral for a margin call by a counterparty, in a timeframe as short as the close of the same business day, could result in a condition of default under the Company’s repurchase agreements, thereby enabling the counterparty to liquidate the collateral pledged by the Company, which may have a material adverse effect on the Company’s financial position, results of operations and cash flows.  Under the terms of the repurchase agreements the Company may rehypothecate pledged U.S. Treasury securities it receives from its repurchase agreement as incremental collateral in order to increase the Company’s cash position.  At December 31, 2017 and December 31, 2016, the Company did not have any rehypothecated U.S. Treasury securities.

     Certain of the repurchase agreements provide the counterparty with the right to terminate the agreement if the Company does not maintain certain equity and leverage metrics, the most restrictive of which include a limit on leverage based on the composition of the Company’s portfolio.   For all the repurchase agreements with outstanding borrowings, the Company was in compliance with the terms of such financial tests as of December 31, 2017.
As of December 31, 2017, the Company had master repurchase agreements with 28 counterparties. As of December 31, 2017, the Company had borrowings under repurchase agreements with 16 counterparties. The following table summarizes certain characteristics of the Company's repurchase agreements at December 31, 2017 and December 31, 2016 (dollars in thousands):

	December 31, 2017			December 31, 2016
Securities Pledged	Repurchase Agreement Borrowings	Weighted Average Interest Rate on Borrowings Outstanding at end of period	Weighted Average Remaining Maturity (days)	Repurchase Agreement Borrowings	Weighted Average Interest Rate on Borrowings Outstanding at end of period	Weighted Average Remaining Maturity (days)
Agency RMBS	$665,919	1.62%	61	$1,427,674	0.96%	38
Agency CMBS	2,035,222	1.53%	53	56,365	1.07%	46
Non-Agency RMBS	46,530	2.76%	41	218,712	2.53%	28
Non-Agency CMBS	154,325	2.98%	40	255,656	2.55%	30
Whole-loans(1)(2)	189,270	3.66%	8	161,181	2.91%	9
Residential Bridge Loans(1)	100,183	4.05%	59	—	—%	0
Other securities	60,237	2.94%	23	36,056	2.32%	17
Repurchase agreements borrowings	3,251,686	1.86%	51	2,155,644	1.48%	34
Less unamortized debt issuance cost	—	N/A	N/A	—	N/A	N/A
Repurchase agreements borrowings, net	$3,251,686	1.86%	51	$2,155,644	1.48%	34

(1)	Repurchase agreement borrowings on loans owned are through trust certificates. The trust certificates are eliminated in consolidation.

(2)	Whole-loans consist of Residential Whole-Loans and securitized commercial loan.
For the years ended December 31, 2017 and December 31, 2016, the Company had average borrowings under its repurchase agreements of approximately $2.7 billion and $2.5 billion, respectively, and had a maximum month-end balance during the periods of approximately $3.3 billion and $3.1 billion, respectively. The Company had accrued interest payable at December 31, 2017 and December 31, 2016 of approximately $6.3 million and $3.2 million, respectively.
At December 31, 2017 and December 31, 2016, repurchase agreements collateralized by investments had the following remaining maturities:

(dollars in thousands)	December 31, 2017	December 31, 2016
Overnight	$—	$—
1 to 29 days	1,387,599	1,386,971
30 to 59 days	665,656	167,642
60 to 89 days	871,819	601,031
90 to 119 days	—	—
Greater than or equal to 120 days	326,612	—
Total	$3,251,686	$2,155,644

At December 31, 2017, the following table reflects amounts of collateral at risk under its repurchase agreements greater than 10% of the Company's equity with any counterparty (dollars in thousands):

	December 31, 2017
Counterparty	Amount of Collateral at Risk, at fair value	Weighted Average Remaining Maturity (days)	Percentage of Stockholders' Equity
UBS AG, London Branch	$65,532	22	14.1%
Credit Suisse AG, Cayman Islands Branch	49,455	8	10.6%

Collateral for Borrowings under Repurchase Agreements
The following table summarizes the Company's collateral positions, with respect to its borrowings under repurchase agreements at December 31, 2017 and December 31, 2016 (dollars in thousands):

	December 31, 2017			December 31, 2016
	Assets Pledged	Accrued Interest	Assets Pledged and Accrued Interest	Assets Pledged	Accrued Interest	Assets Pledged and Accrued Interest
Assets pledged for borrowings under repurchase agreements:
Agency RMBS, at fair value	$690,255	$2,601	$692,856	$1,465,384	$5,335	$1,470,719
Agency CMBS, at fair value	2,143,340	5,454	2,148,794	61,200	353	61,553
Non-Agency RMBS, at fair value	58,127	160	58,287	308,165	682	308,847
Non-Agency CMBS, at fair value	208,062	1,100	209,162	358,919	1,845	360,764
Whole-loans, at fair value (1)(2)	237,423	1,754	239,177	205,702	1,518	207,220
Residential Bridge Loans(1)	106,673	1,443	108,116	—	—	—
Other securities, at fair value	89,823	105	89,928	67,762	57	67,819
Cash(3)	23,591	—	23,591	36,986	—	36,986
Total	$3,557,294	$12,617	$3,569,911	$2,504,118	$9,790	$2,513,908

(1)	Loans owned through trust certificates are pledged as collateral. The trust certificates are eliminated upon consolidation.

(2)	Whole-loans consist of Residential Whole-Loans and securitized commercial loan.

(3)	Cash posted as collateral is included in "Due from counterparties" in the Company's Consolidated Balance Sheets.

A reduction in the value of pledged assets typically results in the repurchase agreement counterparties initiating a margin call. At December 31, 2017 and December 31, 2016, investments held by counterparties as security for repurchase agreements totaled approximately $3.5 billion and approximately $2.5 billion, respectively. Cash collateral held by repurchase agreement counterparties at December 31, 2017 and December 31, 2016 was approximately $23.6 million and $37.0 million, respectively. Cash posted by repurchase agreement counterparties at December 31, 2017 and December 31, 2016, was approximately $1.5 million and $270 thousand, respectively. In addition, at December 31, 2017 and December 31, 2016, the Company held securities with a fair value of $306 thousand and $357 thousand, respectively, received as collateral from its repurchase agreement counterparties to satisfy margin requirements. The Company has the ability to repledge collateral received from its repurchase counterparties.
Convertible Senior Unsecured Notes
In October 2017, the Company issued $115.0 million aggregate principal amount of 6.75% convertible senior unsecured notes, which included the underwriter’s option to purchase $15.0 million aggregate principal amount of the notes for net proceeds of $111.1 million. The notes mature on October 1, 2022, unless earlier converted, redeemed or repurchased by the holders pursuant to their terms, and are not redeemable by the Company except during the final three months prior to maturity.

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

Note 7—Derivative Instruments
The Company's derivatives may include interest rate swaps, options, futures contracts, currency swaps and forwards, TBAs, Agency and Non-Agency Interest-Only Strips that are classified as derivatives, credit default swaps and total return swaps.
The following table summarizes the Company's derivative instruments at December 31, 2017 and December 31, 2016 (dollars in thousands):

			December 31, 2017			December 31, 2016
Derivative Instrument	Designation	Balance Sheet Location	Notional Amount	Fair Value(1)	Accrued Interest Payable (receivable)	Notional Amount	Fair Value(1)	Accrued Interest Payable (receivable)
Interest rate swaps, asset	Non-Hedge	Derivative assets, at fair value	$—	$—	$—	$2,298,300	$20,466	$1,145
Options, asset	Non-Hedge	Derivative assets, at fair value	320,000	100	—	—	—	—
Futures contracts, asset	Non-Hedge	Derivative assets, at fair value	480,000	628	—	56,900	71	—
Foreign currency forward contracts, asset	Non-Hedge	Derivative assets, at fair value	—	—	—	784	34	—
Total derivative instruments, assets				728	—		20,571	1,145
Interest rate swaps, liability	Non-Hedge	Derivative liability, at fair value	3,252,200	(4,191)	—	5,046,300	(177,929)	3,054
Options, liability	Non-Hedge	Derivative liability, at fair value	320,000	(50)	—	—	—	—
Total return swap, liability	Non-Hedge	Derivative liability, at fair value	—	—	—	47,059	(1,673)	(94)
Futures contracts, liability	Non-Hedge	Derivative liability, at fair value	—	—	—	176,300	(2,487)	—
Foreign currency forward contracts, liability	Non-Hedge	Derivative liability, at fair value	—	—	—	1,532	(69)	—
Credit default swaps, liability	Non-Hedge	Derivative liability, at fair value	14,815	(95)	—	—	—	—
TBA securities, liability	Non-Hedge	Derivative liability, at fair value	125,000	(10)	—	—	—	—
Total derivative instruments, liabilities				(4,346)	—		(182,158)	2,960
Total derivative instruments, net				$(3,618)	$—		$(161,587)	$4,105

(1) Fair value excludes accrued interest.
The following tables summarize the effect of the Company's derivative positions, including Interest-Only Strips characterized as derivatives and TBAs, which are reported in "Gain (loss) on derivative instruments, net" in the Consolidated Statements of Operations for the years ended December 31, 2017, December 31, 2016 and December 31, 2015 (dollars in thousands):

	Realized Gain (Loss), net
Period End	Other Settlements / Expirations	Variation Margin Settlement	Return (Recovery) of Basis	Mark-to-market adjustments	Contractual interest income (expense), net(1)	Total
Year ended December 31, 2017
Interest rate swaps	$(150,607)	$20,258	$524	$148,947	$(14,606)	$4,516
Interest rate swaptions	(115)	—	—	—	—	(115)
Interest-Only Strips—accounted for as derivatives	526	—	(5,995)	(902)	7,438	1,067
Options	(1,453)	—	—	(300)	—	(1,753)
Futures contracts	(9,130)	—	—	3,044	—	(6,086)
Foreign currency forwards	32	—	—	35	—	67
Total return swap	(552)	—	—	1,673	469	1,590
Credit default swaps	(11)	—	—	(22)	—	(33)
TBAs	4,049	—	—	(10)	—	4,039
Total	$(157,261)	$20,258	$(5,471)	$152,465	$(6,699)	$3,292

Year ended December 31, 2016
Interest rate swaps	$(33,999)	$—	$672	$11,013	$(27,903)	$(50,217)
Interest rate swaptions	(1,035)	—	—	1,631	—	596
Interest-Only Strips—accounted for as derivatives	1,317	—	(11,438)	(4,726)	14,148	(699)
Options	4,756	—	—	—	—	4,756
Futures contracts	23,609	—	—	(1,781)	—	21,828
Foreign currency forwards	(66)	—	—	(56)	—	(122)
Foreign currency swaps	6,771	—	—	(7,168)	283	(114)
Total return swap	38	—	—	(1,673)	1,121	(514)
TBAs	6,126	—	—	(2,375)	—	3,751
Total	$7,517	$—	$(10,766)	$(5,135)	$(12,351)	$(20,735)

Year ended December 31, 2015
Interest rate swaps	$23,680	$—	$1,250	$(68,843)	$(20,366)	$(64,279)
Interest rate swaptions	(5,242)	—	—	(1,486)	—	(6,728)
Interest-Only Strips—accounted for as derivatives	595	—	(17,265)	(4,283)	21,872	919
Options	(711)	—	—	—	—	(711)
Futures contracts	(527)	—	—	105	—	(422)
Foreign currency forwards	(901)	—	—	323	—	(578)
Foreign currency swaps	—	—	—	3,311	795	4,106
TBAs	1,524	—	—	(2,726)	—	(1,202)
Total	$18,418	$—	$(16,015)	$(73,599)	$2,301	$(68,895)

(1)	Contractual interest income (expense), net on derivative instruments includes interest settlement paid or received.

At December 31, 2017 and December 31, 2016, the Company had cash pledged as collateral for its derivatives of approximately $63.3 million and approximately $206.6 million respectively, which is reported in "Due from counterparties" in the Consolidated Balance Sheets. Effective in January 2017, variation margin of CME cleared derivatives are treated as settlements of the derivative contract as opposed to cash collateral. The December 31, 2017 cash collateral balance of $63.3 million represents upfront cash collateral upon the Company entering into the derivative transaction and cash collateral for derivatives not cleared through the CME. As a result of the change in the CME rules, the $157.9 million of previously posted cash collateral is now recorded as a reduction in the derivative liability. The Company also held cash collateral against derivatives of $0 and approximately $470 thousand at December 31, 2017 and December 31, 2016, respectively, which is reported in "Due to counterparties" in the Consolidated Balance Sheets.
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
Interest Rate Swaps

In April 2017, we restructured our hedge positions, effectively terminating fix-pay interest rate swaps with a notional value of approximately $3.2 billion and variable-pay interest rate swaps with a notional value of approximately $2.0 billion to effectively hedge our debt and reduce swap related interest expense.
The following tables summarize the average fixed pay rate, average floating receive rate and average maturity for the Company's interest rate swaps as of December 31, 2017 and December 31, 2016 (dollars in thousands):

	December 31, 2017
Remaining Interest Rate Swap Term	Notional Amount	Average Fixed Pay Rate	Average Floating Receive Rate	Average Maturity (Years)	Forward Starting (1)
Greater than 1 year and less than 3 years	$600,000	1.6%	1.5%	1.8	—%
Greater than 3 years and less than 5 years	960,000	2.0%	1.4%	4.3	—%
Greater than 5 years	1,692,200	2.5%	1.4%	10.5	90.2%
Total	$3,252,200	2.2%	1.4%	7.1	46.9%

(1) Represents the percentage of notional that is forward starting

	December 31, 2016
Remaining Interest Rate Swap Term	Notional Amount	Average Fixed Pay Rate	Average Floating Receive Rate	Average Maturity (Years)	Forward Starting(1)
1 year or less	$105,900	0.8%	0.8%	0.8	—%
Greater than 1 year and less than 3 years	993,000	1.2%	0.9%	1.4	88.1%
Greater than 3 years and less than 5 years	1,861,700	1.9%	0.9%	3.9	36.5%
Greater than 5 years	1,701,600	3.1%	0.9%	10.5	6.5%
Total	$4,662,200	2.1%	0.9%	5.7	35.7%

(1) Represents the percentage of notional that is forward starting
As of December 31, 2017 and December 31, 2016, the Company has entered into fixed pay forward starting swaps of approximately $1.5 billion and $1.7 billion respectively, which have weighted average forward starting dates of 4 months and 4.5 months, respectively.
There were no variable pay-rate interest rate swaps as of December 31, 2017. The following table summarizes the average variable pay rate, average fixed pay receive rate and average maturity for the Company's interest rate swaps as of December 31, 2016 (dollars in thousands):

	December 31, 2016
Remaining Interest Rate interest rate swap Term	Notional Amount	Fair Value—Asset (Liability), net	Average Variable Pay Rate	Average Fixed Received Rate	Average Maturity (Years)	Forward Starting
Greater than 3 years and less than 5 years	$1,811,400	$(24,112)	0.9%	1.4%	3.7	—%
Greater than 5 years	871,000	(18,749)	0.9%	2.2%	12.3	—
Total	$2,682,400	$(42,861)	0.9%	1.7%	6.5	—%
Options
The Company may enter into options on U.S. Treasuries. As of December 31, 2017, the Company had long position options on U.S. Treasuries with a notional amount of $320.0 million and a fair value in an asset position of $100 thousand and short position options on U.S. Treasuries with a notional amount of $320.0 million and a fair value in a liability position of $50 thousand. As of December 31, 2016, the Company had no option contracts on U.S. Treasuries.
Futures Contracts
The Company may enter into Eurodollar, Volatility Index and U.S. Treasury futures. As of December 31, 2017, the Company had entered into contracts to sell or short positions for U.S. Treasuries with a notional amount of $480.0 million, a fair value in an asset position of $628 thousand and an expiration date of March 2018. As of December 31, 2016, the Company had entered into contracts to buy or long positions for U.S. Treasuries with a notional amount of $56.9 million, a fair value in an asset position of $71 thousand and an expiration date of March 2017. In addition, as of December 31, 2016, the Company had sale contracts or short positions for U.S. Treasuries with a notional amount of $176.3 million, a fair value in an liability position of $2.5 million and an expiration date of March 2017.
Currency Swaps and Forwards
The Company has invested in and, in the future, may invest in additional securities which are denominated in a currency or currencies other than U.S. dollars. Similarly, it has and may in the future, finance such assets in a currency or currencies other than U.S. dollars. In order to mitigate the impact to the Company, the Company may enter into derivative financial instruments, including foreign currency swaps and foreign currency forwards, to manage fluctuations in the valuation between U.S. dollars and such foreign currencies. Foreign currency swaps involve the payment of a foreign currency at fixed interest rate on a fixed notional amount and the receipt of U.S. dollars at a fixed interest rate on a fixed notional amount. Foreign currency forwards provide for the payment of a fixed amount of a foreign currency in exchange for a fixed amount of U.S. dollars at a date certain in the future. The carrying value of foreign currency swaps and forwards is included in "Derivative assets, at fair value" and "Derivative liability, at fair value" in the Consolidated Balance Sheets with changes in valuation included in "Gain (loss) on derivative instruments, net" in the Consolidated Statements of Operations. The Company had no foreign currency swaps at December 31, 2017. The following is a summary of the Company's foreign currency forwards at December 31, 2016 (dollars and euros in thousands):

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
To-be-announced securities
The Company purchased or sold TBAs during the years ended December 31, 2017 and 2016. As of December 31, 2016, the Company had no contracts to purchase ("long position") and sell ("short position") TBAs on a forward basis. The following is a summary of the Company's long and short TBA positions reported, as of December 31, 2017, reported in "Derivative assets, at fair value" and "Derivative liability, at fair value" in the Consolidated Balance Sheets (dollars in thousands):

	December 31, 2017
	Notional Amount	Fair Value
Purchase contracts, liability	$125,000	$(10)
TBA securities, liability	125,000	(10)
TBA securities, net	$125,000	$(10)
The following table presents additional information about the Company's contracts to purchase and sell TBAs for the year ended December 31, 2017 (dollars in thousands):

	Notional Amount		Settlement, Termination,	Notional Amount
	December 31, 2016	Additions	Expiration or Exercise	December 31, 2017
Purchase of TBAs	$—	$5,843,200	$(5,718,200)	$125,000
Sale of TBAs	$—	$5,718,200	$(5,718,200)	$—
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

Total Return Swap

In 2016, the Company entered into a total return swap and in the future, may continue to enter into these types of credit derivatives. This swap transfers the total return of the referenced asset, including interim cash flows and capital appreciation or depreciation from a specified price to the Company.  The total return swap has a referenced asset which is a security collateralized by residential loans with a notional amount of €51.0 million.  The Company receives interest from the referenced asset equal to EURIBOR plus 2.75% and is required to pay the counterparty EURIBOR plus 0.50% through June 23, 2019, with the spread decreasing to 0.25% through December 2019, with the spread further decreasing to 0% through the maturity date of the referenced asset in December 2020.  In 2017, the Company terminated its position realizing a loss of approximately $569 thousand, which is reported in "Gain (loss) on derivative instruments, net" for the year ended December 31, 2017. The Company had no total return swaps at December 31, 2017.

Credit Default Swaps

In 2017, the Company entered into credit default swaps and, in the future, may continue to enter into these type of credit derivatives. As of December 31, 2017, the Company had entered into credit default swaps with a notional amount of approximately $14.8 million, a fair value in a liability position of $95 thousand and a maturity date of May 2063. Under these instruments, the Company makes a monthly premium payment over the term of the contract in exchange for the counterparty making a payment to the Company for losses of the reference securities, upon the occurrence of a specified credit event.

Note 8—Offsetting Assets and Liabilities
The following tables present information about certain assets and liabilities that are subject to master netting agreements (or similar agreements) and can potentially be offset in the Company's Consolidated Balance Sheets at December 31, 2017 and December 31, 2016 (dollars in thousands):

	December 31, 2017
	Gross Amounts	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
Description				Financial Instruments(1)	Cash Collateral(1)	Net Amount
Derivative Assets
Interest-Only Strips, accounted for as derivatives included in MBS	$16,176	$—	$16,176	$(11,633)	$—	$4,543
Derivative asset, at fair value(2)	728	—	728	(50)	—	678
Total derivative assets	$16,904	$—	$16,904	$(11,683)	$—	$5,221

Derivative Liabilities and Repurchase Agreements
Derivative liability, at fair value(2)(3)	$4,346	$—	$4,346	$(50)	$(4,270)	$26
Repurchase Agreements(4)	3,251,686	—	3,251,686	(3,251,686)	—	—
Total derivative liability	$3,256,032	$—	$3,256,032	$(3,251,736)	$(4,270)	$26

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

(3)	Cash collateral pledged against the Company's derivative counterparties was approximately $63.3 million as of December 31, 2017.

(4)	The carrying value of investments pledged against the Company's repurchase agreements was approximately $3.5 billion as of December 31, 2017.

	December 31, 2016
	Gross Amounts	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
Description				Financial Instruments(1)	Cash Collateral(1)	Net Amount
Derivative Assets
Interest-Only Strips, accounted for as derivatives included in MBS	$27,317	$—	$27,317	$(23,338)	$—	$3,979
Derivative asset, at fair value(2)	20,571	—	20,571	(20,500)	—	71
Total derivative assets	$47,888	$—	$47,888	$(43,838)	$—	$4,050

Derivative Liabilities and Repurchase Agreements
Derivative liability, at fair value(2)(3)	$182,158	$—	$182,158	$(20,500)	$(161,588)	$70
Repurchase Agreements(4)	2,155,644	—	2,155,644	(2,155,644)	—	—
Total derivative liability	$2,337,802	$—	$2,337,802	$(2,176,144)	$(161,588)	$70

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
Note 9—Related Party Transactions
Management Agreement
In connection with the Company's IPO in May 2012, the Company entered into a management agreement (the "Management Agreement") with the Manager, which describes the services to be provided by the Manager and compensation for such services. The Manager is responsible for managing the Company's operations, including: (i) performing all of its day-to-day functions; (ii) determining investment criteria in conjunction with the Board of Directors; (iii) sourcing, analyzing and executing investments, asset sales and financings; (iv) performing asset management duties; and (v) performing financial and accounting management, subject to the direction and oversight of the Company's Board of Directors. Pursuant to the terms of the Management Agreement, the Manager is paid a management fee equal to 1.50% per annum of the Company's stockholders' equity (as defined in the Management Agreement), calculated and payable (in cash) quarterly in arrears. For purposes of calculating the management fee, "stockholders' equity" means the sum of the net proceeds from any issuances of the Company's equity securities since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus retained earnings, calculated in accordance with GAAP, at the end of the most recently completed fiscal quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less any amount paid for repurchases of the Company's shares of common stock, excluding any unrealized gains or losses on our investments and derivatives and other non-cash items, (including OTTI charges prior to January 1, 2016) that have impacted stockholder's equity as reported in the Company's consolidated financial statements prepared in accordance with GAAP, regardless of whether such items are included in other comprehensive income or loss, or in net income, and excluding one-time events pursuant to changes in GAAP and certain other non-cash charges after discussions between the Manager and the Company's independent directors and after approval by a majority of the Company's independent directors. However, if the Company's stockholders' equity for any given quarter is negative based on the calculation described above, the Manager will not be entitled to receive any management fee for that quarter.

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
The Management Agreement may be amended, supplemented or modified by agreement between the Company and the Manager. The Management Agreement expires on May 16, 2019. It is automatically renewed for one year terms on each May 15th unless previously terminated as described below. The Company's independent directors review the Manager's performance and any fees payable to the Manager annually and, the Management Agreement may be terminated annually upon the affirmative vote of at least two-thirds (2/3) of the Company's independent directors, based upon: (i) the Manager's unsatisfactory performance that is materially detrimental to the Company; or (ii) the Company's determination that any fees payable to the Manager are not fair, subject to the Manager's right to prevent such termination due to unfair fees by accepting a reduction of management fees agreed to by at least two-thirds (2/3) of the Company's independent directors. The Company will provide the Manager 180 days prior notice of any such termination. Unless terminated for cause, the Company will pay the Manager a termination fee equal to three times the average annual management fee earned by the Manager during the prior 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination.
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
For the years ended December 31, 2017, December 31, 2016 and December 31, 2015 the Company incurred $8.1 million, $10.4 million and $10.9 million in management fees, respectively.
In addition to the management fee, the Company is also responsible for reimbursing the Manager for certain expenses paid by the Manager on behalf of the Company, as defined in the Management Agreement. For the years ended December 31, 2017, December 31, 2016 and December 31, 2015, the Company recorded expenses included in general and administrative expense totaling approximately $1.4 million, $740 thousand and $1.2 million, respectively, related to reimbursable employee costs. Any such expenses incurred by the Manager and reimbursed by the Company, including the employee compensation expense, are typically included in the Company's general and administrative expense in the Consolidated Statements of Operations. At December 31, 2017 and December 31, 2016, approximately $1.9 million and approximately $2.5 million, respectively, for management fees incurred but not yet paid was included in "Payable to affiliates" in the Consolidated Balance Sheets. In addition, at December 31, 2017 and December 31, 2016, approximately $99 thousand and $83 thousand, respectively of reimbursable costs incurred but not yet paid was included in "Payable to affiliates" in the consolidated balance sheets.
Securitized debt
At December 31, 2017 and December 31, 2016, the Company had securitized debt related to the consolidated VIEs, with a principal balance of $10.9 million and $11.0 million, respectively (and a fair value of $10.9 million and $10.7 million, respectively) which was held by an affiliate. The securitized debt of the VIEs can only be settled with the commercial loans that serve as collateral of the VIE and is non-recourse to the Company.

Note 10—Share-Based Payments
In conjunction with the Company's IPO and concurrent private placement, the Company's Board of Directors approved the Western Asset Mortgage Capital Corporation Equity Plan (the "Equity Plan") and the Western Asset Manager Equity Plan (the "Manager Equity Plan" and collectively the "Equity Incentive Plans"). The Equity Incentive Plans include provisions for grants of restricted common stock and other equity-based awards to the Manager, its employees and employees of its affiliates and to the Company's directors, officers and employees. The Company can issue up to 3.0% of the total number of issued and outstanding shares of its common stock (on a fully diluted basis) at the time of each award (other than any shares previously issued or subject to awards made pursuant to one of the Company's Equity Incentive Plans) under these Equity Incentive Plans. At May 15, 2012, there were 308,335 shares of common stock initially reserved for issuance under the Equity Incentive Plans. Upon the completion of the follow-on offerings, the number of shares of common stock available for issuance under the Equity Incentive Plans increased to 1,237,711. Approximately 725,449 of shares have been issued under the Equity Plans with 512,262 shares available for issuance as of December 31, 2017.
Under the Equity Plan, the Company made the following grants during the years ended December 31, 2017 and December 31, 2016:
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

On June 2, 2016, the Company granted a total of 17,132 (4,283 each) of restricted common stock under the Equity Plan to the Company’s four independent directors.  These restricted shares vested in full on June 2, 2017, the first anniversary of the grant date. Each of the independent directors has elected to defer the shares granted to him under the Director Deferred Fee Plan . The Director Deferred Fee Plan permits eligible members of the Company’s board of directors to defer certain stock awards made under its director compensation programs. The Director Deferred Fee Plan allows directors to defer issuance of their stock awards and therefore defer payment of any tax liability until the deferral is terminated, pursuant to the election form executed each year by each eligible director.
During the years ended December 31, 2017, December 31, 2016 and December 31, 2015, 152,630, 200,983 and 175,824 restricted common shares vested, respectively, including shares whose issuance has been deferred under the Director Deferred Fee Plan. The Company recognized stock-based compensation expense of approximately $981 thousand, approximately $1.7 million and approximately $2.3 million for the years ended December 31, 2017, December 31, 2016 and December 31, 2015, respectively. In addition, the Company had unamortized compensation expense of $66 thousand for equity awards and approximately $111 thousand for liability awards and $67 thousand for equity awards and approximately $895 thousand for liability awards at December 31, 2017 and December 31, 2016, respectively.
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
The following is a summary of restricted common stock vesting dates as of December 31, 2017 and December 31, 2016, including shares whose issuance has been deferred under the Director Deferred Fee Plan:

	December 31, 2017	December 31, 2016
Vesting Date	Shares Vesting	Shares Vesting
March 2017	—	133,334
June 2017	—	18,196
March 2018	66,667	66,667
June 2018	16,488	—
	83,155	218,197
The following table presents information with respect to the Company's restricted stock for the years ended December 31, 2017 and December 31, 2016, including shares whose issuance has been deferred under the Director Deferred Fee Plan:

	December 31, 2017		December 31, 2016
	Shares of Restricted Stock	Weighted Average Grant Date Fair Value(1)	Shares of Restricted Stock	Weighted Average Grant Date Fair Value(1)
Outstanding at beginning of period	707,861	$17.17	688,394	$17.39
Granted(2)	17,588	10.30	19,467	9.40
Outstanding at end of period	725,449	$17.00	707,861	$17.17
Unvested at end of period	83,155	$14.07	218,197	$14.98

(1)	The grant date fair value of restricted stock awards is based on the closing market price of the Company's common stock at the grant date.

(2)
Included 2,052 shares and 2,335 shares of restricted stock attributed to dividends on restricted stock under the Director Deferred Fee Plan for the years ended December 31, 2017 and December 31, 2016, respectively.

Note 11—Stockholders' Equity
Warrants
On May 9, 2012, the Company entered into agreements with certain institutional investors to sell 2,231,787 warrant units. Each warrant unit consists of one share of the Company's common stock and a warrant to purchase 0.5 of a share of the Company's common stock, subject to adjustment. As of December 31, 2017, the adjusted exercise price of the warrants was $16.70 and there were a total of 1,232,916 warrant shares purchasable. The warrants expire on May 15, 2019.
At-The-Market Program
In April 2017, the Company entered into an equity distribution agreement with JMP Securities LLC under which the Company may offer and sell up to $100.0 million of common stock in an At-The-Market equity offering, We did not sell any shares under this agreement during 2017.
Stock Repurchase Program
On December 21, 2017, the Board of Directors of the Company reauthorized its repurchase program of up to 2,100,000 shares of its common stock through December 31, 2019. The previous reauthorization announced on February 25, 2016 of the Company's repurchase program of up to 2,050,000 shares of its common stock expired on December 31, 2017. The original authorization expired on December 31, 2015. Purchases made pursuant to the program will be made in the open market, in privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rules 10b5-1 and 10b-18 of the Securities and Exchange Commission. The authorization does not obligate the Company to acquire any particular amount of common shares and the program may be suspended or discontinued at the Company's discretion without prior notice. The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The Company has repurchased 125,722 shares of common stock pursuant to the authorization as of December 31, 2017. The repurchased stock was not retired and will be accounted for as treasury stock.
Dividends
The following table presents cash dividends declared and paid by the Company on its common stock:

Declaration Date	Record Date	Payment Date	Amount per Share	Tax Characterization
2017
December 21, 2017	January 2, 2018	January 26, 2018	$0.31	Return of capital
September 21, 2017	October 2, 2017	October 26, 2017	$0.31	Return of capital
June 20, 2017	June 30, 2017	July 26, 2017	$0.31	Return of capital
March 23, 2017	April 3, 2017	April 26, 2017	$0.31	Ordinary income

2015
December 22, 2016	January 3, 2017	January 26, 2017	$0.31	Ordinary income
September 22, 2016	October 4, 2016	October 25, 2016	$0.31	Ordinary income
June 23, 2016	July 5, 2016	July 26, 2016	$0.31	Ordinary income
March 24, 2016	April 4, 2016	April 26, 2016	$0.45	Ordinary income

2015
December 17, 2015	December 28, 2015	January 26, 2016	$0.58	Ordinary income
September 24, 2015	October 5, 2015	October 27, 2015	$0.60	Ordinary income
June 18, 2015	June 29, 2015	July 28, 2015	$0.64	Ordinary income
March 26, 2015	April 6, 2015	April 28, 2015	$0.67	Ordinary income

Note 12—Net Income (Loss) per Common Share
The table below presents basic and diluted net income (loss) per share of common stock using the two-class method for the years ended December 31, 2017, December 31, 2016 and December 31, 2015 (dollars, other than shares and per share amounts, in thousands):

	For the year ended December 31, 2017	For the year ended December 31, 2016	For the year ended December 31, 2015
Numerator:
Net income (loss) attributable to common stockholders and participating securities for basic and diluted earnings per share	$85,097	$(25,015)	$(9,484)
Less:
Dividends and undistributed earnings allocated to participating securities	312	377	1,045
Net income (loss) allocable to common stockholders—basic and diluted	$84,785	$(25,392)	$(10,529)
Denominator:
Weighted average common shares outstanding for basic earnings per share	41,817,455	41,688,950	41,490,556
Weighted average common shares outstanding for diluted earnings per share	41,817,455	41,688,950	41,490,556
Basic earnings per common share	$2.03	$(0.61)	$(0.25)
Diluted earnings per common share	$2.03	$(0.61)	$(0.25)
For the years ended December 31, 2017, December 31, 2016 and December 31, 2015, the Company excluded the effects of the warrants and the convertible senior unsecured notes from the computation of diluted earnings per share since the average market value per share of the Company's common stock was below the exercise price of the warrants and the convertible senior unsecured notes.
Note 13—Income Taxes
As a REIT, the Company is not subject to federal income tax to the extent that it makes qualifying distributions to its stockholders and satisfies on a continuing basis, through actual investment and operating results, the REIT requirements including certain asset, income and stock ownership tests.
Based on the Company's analysis of any potential uncertain income tax positions, the Company concluded that it does not have any uncertain tax positions that meet the recognition or measurement criteria as of December 31, 2017. The Company files U.S. federal and state income tax returns. As of December 31, 2017, U.S. federal tax returns filed by the Company for 2016, 2015 and 2014 and state tax returns filed for 2016, 2015, 2014 and 2013 are open for examination pursuant to relevant statutes of limitation. In the event that the Company incurs income tax related interest and penalties, the Company's policy is to classify them as a component of its provision for income taxes.
Income Tax Provision
Subject to the limitation under the REIT asset test rules, the Company is permitted to own up to 100% of the stock of one or more TRS. Currently, the Company owns one TRS that is taxable as a corporation and is subject to federal, state and local income tax on its net income at the applicable corporate rates. The TRS, which was formed in Delaware on July 28, 2014, is a limited liability company and a wholly-owned subsidiary of the Company. For the years ended December 31, 2017 and December 31, 2016, the Company recorded a federal and state tax provision of approximately $3.5 million and approximately $3.2 million, respectively. In addition, on completion and filing of its 2015 federal and state tax returns in September 2016 for the TRS, the Company incurred an additional tax liability of approximately $2.0 million due to changes in the estimated taxable income from certain investments, which is recorded in "Income tax provision (benefit)" in the Consolidated Statements of Operations for the year ended December 31, 2016.

The following table summarizes the Company's income tax provision for the years ended December 31, 2017 and December 31, 2016 (dollars in thousands):

	For the year ended December 31, 2017	For the year ended December 31, 2016
Current tax provision (benefit)
Federal	$4,076	$2,365
State	(267)	672
Interest and Penalties	—	119
Total Current Provision for Income taxes, net	3,809	3,156
Deferred Provision (Benefit) for Income Taxes
Federal	85	—
State	(407)	—
Total Deferred Benefit for Income Taxes, net	(322)	—
Total Income Tax Provision, net	$3,487	$3,156

Deferred Tax Asset and Deferred Tax Liability

As of December 31, 2017, the Company recorded a deferred tax asset of approximately $6.1 million relating to capital loss carryforward and temporary differences as a result of the timing of income recognition of certain investments held in the TRS. The capital loss carryforwards and temporary differences may only be recognized to the extent of capital gains. There is uncertainty as to the TRS ability to recognize capital gains in the future. As a result, the Company has concluded it is more likely than not the deferred tax asset will not be realized and has recorded a full valuation allowance.

In addition, the REIT generated net operating losses related to its swap terminations and for the California return a portion of the NOL's is apportioned to the TRS. The Company recorded a deferred state tax asset of $8.8 million in the REIT and $765 thousand in the TRS. The TRS can carryback the NOL's to each of the two preceding years and receive a refund for taxes paid. As a result, the Company has concluded it is more likely than not the deferred tax asset will not be realized with the exception of the TRS carryback to 2015 and has recorded a combined valuation allowance of $9.2 million. The Company also recorded a deferred federal tax liability of $85 thousand in anticipation of the receipt of the state tax refund as a result of the carryback of the California NOL.

The following tables disclose the components of the Company's deferred tax asset and deferred tax liability at December 31, 2017 and 2016 (dollars in thousands):

Deferred Tax Asset	December 31, 2017	December 31, 2016
Net operating loss available for carry-back and carry-forward	$9,604	$—
Net capital loss carry-forward	4,158	1,981
Investments	1,948	4,504
Deferred tax asset	15,710	6,485
Allowance	(15,303)	(6,485)
Net deferred tax asset	$407	$—

Deferred Tax Liability	December 31, 2017	December 31, 2016
Net operating loss available for carry-back and carry-forward	$85	$—
Net deferred tax liability	$85	$—

Reconciliation of Tax Rate to Effective Tax Rate

The Company's effective tax rate differs from its combined federal and state income tax rate primarily due to the deduction of dividends distributions to be paid under Code Section 857(a). The reconciliation of these rates are as follows:

	For the year ended December 31, 2017	For the year ended December 31, 2016
Federal statutory rate	34.3%	34.0%
State statutory rate, net of federal benefit	(1.3)%	3.0%
Other	(1.0)%	(9.5)%
Change in valuation allowance	0.8%	(15.4)%
Effect of statutory rate changes	2.9%	—%
REIT earnings not subject to corporate taxes	(31.8)%	(26.5)%
Effective Tax Rate	3.9%	(14.4)%

Excise Tax

For the years ended December 31, 2017 and December 31, 2016, the Company recorded excise tax expense of $0 and $339 thousand, respectively. Excise tax represents a four percent tax on the required amount of the Company’s ordinary income and net capital gains not distributed during the year. The expense is calculated in accordance with applicable tax regulations.

Tax Cuts and Jobs Act
On December 15, 2017, a House of Representatives and Senate Conference Committee released a unified version of the Tax Cuts and Jobs Act (the "TCJA"). This followed passage of the Tax Cuts and Jobs Act by the House of Representatives on November 16, 2017, and by the Senate on December 2, 2017. The Tax Cuts and Jobs Act would reform the individual income tax code by lowering tax rates on wages, investment, and business income; broadening the tax base; and simplifying the tax code. The plan would lower the corporate income tax rate to 21 percent. In addition, the alternative minimum tax was repealed net operating loss are limited to 80% of taxable income and a real estate business is not subject to the interest expense limitation upon making an irrevocable exemption election. The Company has made its best estimate on how TCJA will impact its existing deferred tax balances.
Note 14—Contingencies
From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. Management is not aware of any material contingencies at December 31, 2017.

Note 15—Summarized Quarterly Results (unaudited)
The following is a presentation of selected unaudited results of operations:

	Quarter Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Net Interest Income
Interest income	$28,430	$30,055	$30,928	$34,878
Interest expense	8,737	10,407	12,363	16,866
Net Interest Income	19,693	19,648	18,565	18,012

Other Income (Loss)
Realized gain (loss) on sale of investments, net	21,258	(2,488)	1,830	(2)
Other than temporary impairment	(6,097)	(6,579)	(7,225)	(2,972)
Unrealized gain (loss), net	(5,140)	35,017	5,249	(6,730)
Gain (loss) on derivative instruments, net	(4,697)	(18,555)	7,217	19,327
Other, net	403	222	216	190
Other Income (Loss)	5,727	7,617	7,287	9,813

Expenses
Management fee to affiliate	2,476	1,830	1,853	1,941
Other operating expenses	417	736	702	564
General and administrative expenses:
Compensation expense	740	664	660	628
Professional fees	888	832	781	741
Other general and administrative expenses	345	404	244	332
Total general and administrative expenses	1,973	1,900	1,685	1,701
Total Expenses	4,866	4,466	4,240	4,206

Income (loss) before income taxes	20,554	22,799	21,612	23,619
Income tax provision (benefit)	312	2,115	(1,155)	2,215
Net income (loss)	$20,242	$20,684	$22,767	$21,404

Net income (loss) per Common Share—Basic	$0.48	$0.49	$0.54	$0.51
Net income (loss) per Common Share—Diluted	$0.48	$0.49	$0.54	$0.51

	Quarter Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Net Interest Income:
Interest income	$29,618	$29,220	$29,154	$35,764
Interest expense	7,979	7,727	7,685	9,039
Net Interest Income	21,639	21,493	21,469	26,725

Other Income (Loss):
Realized gain (loss) on sale of investments, net	(6,055)	(352)	1,439	(17,023)
Other than temporary impairment	(10,797)	(6,356)	(4,978)	(10,155)
Unrealized gain (loss), net	10,769	21,510	15,292	(64,678)
Gain (loss) on derivative instruments, net	(45,170)	(14,165)	6,121	32,479
Other, net	(332)	234	(60)	338
Other Income (Loss)	(51,585)	871	17,814	(59,039)

Expenses:
Management fee to affiliate	2,753	2,588	2,604	2,503
Other operating expenses	438	183	188	236
General and administrative expenses:
Compensation expense	737	649	868	768
Professional fees	2,002	1,222	723	867
Other general and administrative expenses	428	419	379	691
Total general and administrative expenses	3,167	2,290	1,970	2,326
Total Expenses	6,358	5,061	4,762	5,065

Income (loss) before income taxes	(36,304)	17,303	34,521	(37,379)
Income tax provision (benefit)	—	—	2,239	917
Net income (loss)	$(36,304)	$17,303	$32,282	$(38,296)

Net income (loss) per Common Share—Basic	$(0.88)	$0.41	$0.77	$(0.92)
Net income (loss) per Common Share—Diluted	$(0.88)	$0.41	$0.77	$(0.92)
Western Asset Mortgage Capital Corporation and Subsidiary
Schedule IV
Mortgage Loans on Real Estate
As of December 31, 2017

$ in thousands Asset Type	Description	Number of Loans	Interest Rate	Maturity Date	Periodic Payment Terms(1)	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages	Principal Amount of Loans Subject to Delinquent Principal or Interest
Adjustable Rate Residential Mortgage Loan Held in Securitization Trusts	Original Loan Balance $0 - $249,999	152	Hybrid ARM 3.9% to 5.8%	11/1/2041 to 12/1/2047	P&I	$—	$22,929	$23,457	$—
Adjustable Rate Residential Mortgage Loan Held in Securitization Trusts	Original Loan Balance $250,000 - $499,999	303	Hybrid ARM 3.9% to 5.9%	1/1/2042 to 12/1/2047	P&I	—	98,802	100,973	—
Adjustable Rate Residential Mortgage Loan Held in Securitization Trusts	Original Loan Balance $500,000 - $749,999	76	Hybrid ARM 3.9% to 5.6%	2/1/2042 to 12/1/2047	P&I	—	42,406	43,278	579
Adjustable Rate Residential Mortgage Loan Held in Securitization Trusts	Original Loan Balance $750,000 - $999,999	29	Hybrid ARM 3.9% to 5.5%	9/1/2042 to 11/1/2047	P&I	—	23,342	22,697	—
Adjustable Rate Residential Mortgage Loan Held in Securitization Trusts	Original Loan Balance $1,000,000 - $1,249,999	11	Hybrid ARM 4.4% to 5.9%	5/1/2043 to 11/1/2047	P&I	—	11,125	12,457	—
Adjustable Rate Residential Mortgage Loan Held in Securitization Trusts	Original Loan Balance $1,250,000 - $1,499,999	5	Hybrid ARM 4.0% to 4.9%	12/1/2041 to 8/1/2043	P&I	—	6,534	6,669	—
Adjustable Rate Residential Mortgage Loan Held in Securitization Trusts	Original Loan Balance $1,500,000 and above	8	Hybrid ARM 4.3% to 5.3%	2/1/2042 to 12/1/2047	P&I	—	13,987	14,355	—
Variable Rate Residential Mortgage Loan Held in Securitization Trusts	Original Loan Balance $0 - $249,999	7	Variable 4.5% to 4.7%	2/1/2044 to 6/1/2044	P&I	—	1,198	1,229	—
Variable Rate Residential Mortgage Loan Held in Securitization Trusts	Original Loan Balance $250,000 - $499,999	6	Variable 4.4% to 4.7%	4/1/2044 to 6/1/2044	P&I	—	2,124	2,185	—
Variable Rate Residential Mortgage Loan Held in Securitization Trusts	Original Loan Balance $500,000 - $749,999	2	Variable 4.4% to 4.7%	4/1/2044 to 5/1/2044	P&I	—	993	1,022	—
Variable Rate Residential Mortgage Loan Held in Securitization Trusts	Original Loan Balance $1,250,000 - $1,499,999	3	Variable 4.5% to 4.7%	2/1/2044 to 5/1/2044	P&I	—	2,634	2,700	—
Variable Rate Residential Mortgage Loan Held in Securitization Trusts	Original Loan Balance $1,500,000 and above	1	Variable 4.4%	4/1/2044	P&I	—	1,400	1,432	—
Fixed Rate Residential Mortgage Loan Held in Securitization Trusts	Original Loan Balance $0 - $249,999	5	Fixed 4.9% to 6.8%	9/1/2026 to 12/1/2047	P&I	—	624	647	—

$ in thousands Asset Type	Description	Number of Loans	Interest Rate	Maturity Date	Periodic Payment Terms(1)	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages	Principal Amount of Loans Subject to Delinquent Principal or Interest
Fixed Rate Residential Mortgage Loan Held in Securitization Trusts	Original Loan Balance $250,000 - $499,999	3	Fixed 5.0% to 5.9%	9/1/2026 to 11/1/2041	P&I	—	659	683	—
Fixed Rate Residential Mortgage Loan Held in Securitization Trusts	Original Loan Balance $500,000 - $749,999	3	Fixed 5.4% to 5.5%	8/1/2034 to 12/1/2047	P&I	—	1,529	1,577	—
Fixed Rate Residential Mortgage Loan Held in Securitization Trusts	Original Loan Balance $1,000,000 - $1,249,999	1	Fixed 6.3%	4/1/2040	P&I	—	970	1,007	—
Fixed Rate Residential Mortgage Loan Held in Securitization Trusts	Original Loan Balance $1,250,000 - $1,499,999	1	Fixed 6.3%	2/1/2036	P&I	—	1,014	1,055	—
Fixed Rate Residential Bridge Loans Held in Securitization Trusts	Original Loan Balance $0 - $249,999	200	Fixed 5.8% to 18.0%	December 1, 2017	Interest Only(3)	—	30,624	30,960	1,042
Fixed Rate Residential Bridge Loans Held in Securitization Trusts	Original Loan Balance $250,000 - $499,999	76	Fixed 5.8% to 18.0%	September 1, 2017	Interest Only(3)	—	26,024	26,275	728
Fixed Rate Residential Bridge Loans Held in Securitization Trusts	Original Loan Balance $500,000 - $749,999	35	Fixed 6.0% to 11.0%	January 1, 2018	Interest Only(3)	—	20,714	20,819	—
Fixed Rate Residential Bridge Loans Held in Securitization Trusts	Original Loan Balance $750,000 - $999,999	21	Fixed 5.8% to 11.3%	January 1, 2018	Interest Only(3)	—	18,351	18,431	—
Fixed Rate Residential Bridge Loans Held in Securitization Trusts	Original Loan Balance $1,000,000 - $1,249,999	6	Fixed 9.0% to 11.0%	June 1, 2018	Interest Only(3)	—	4,875	4,882	—
Fixed Rate Residential Bridge Loans Held in Securitization Trusts	Original Loan Balance $1,500,000 and above	2	Fixed 8.0% to 10.0%	January 1, 2018	Interest Only(3)	—	5,280	5,306	—
Commercial Mezzanine Loan Held in Securitization Trust	Original Loan Balance $25,000,000	1	Fixed 9.0%	7/6/2020	P&I(2)	—	24,846	24,876	—
						$—	$362,984	$368,972	$2,349

(1) Principal and interest ("P&I")
(2) Interest only payments for initial 2 years. After 2 years, monthly P&I payments are based on a 30 years amortization schedule and a balloon payment is due on the maturity date.
(3) Residential Bridge Loans are mainly interest only loans with a balloon payment at maturity.
Reconciliation of Carrying Value of Mortgage Loans on Real Estate:

	2017	2016	2015
Beginning balance	$216,361	$243,538	$7,220
Additions during period:
New mortgage loans	232,545	29,399	262,949
Unrealized gains	3,167	1,187	3,631
Deductions during period:
Collections of principal	80,550	53,714	29,105
Amortization of premium and (discounts)	1,470	2,044	1,074
Unrealized losses	1,081	2,005	83
Balance at end of period	$368,972	$216,361	$243,538

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
ITEM 9A.    Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and therefore we are required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures.
The Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2017.
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

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
Management of the Company has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2017. In making its assessment of internal control over financial reporting, management used the criteria described in "Internal Control—Integrated Framework" (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission, ("COSO"). Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2017 based on criteria in "Internal Control—Integrated Framework" (2013 framework) issued by the COSO.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

(c) Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    Other Information
None.
PART III
ITEM 10.    Directors, Executive Officers and Corporate Governance
The information regarding the Company's directors, executive officers and certain other matters required by Item 401 of Regulation S-K is incorporated herein by reference to the Company's proxy statement relating to its annual meeting of stockholders to be held on or about June 1, 2017 (the "Proxy Statement"), to be filed with the SEC within 120 days after December 31, 2017.
The information regarding compliance with Section 16(a) of the Exchange Act required by Item 405 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2017.
The information regarding the Company's Code of Business Conduct and Ethics required by Item 406 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2017.
The information regarding certain matters pertaining to the Company's corporate governance required by Item 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2017.
ITEM 11.    Executive Compensation.
The information regarding executive compensation and other compensation related matters required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2017.
ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
The tables on equity compensation plan information and beneficial ownership of the Company required by Items 201(d) and 403 of Regulation S-K are incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2017.
ITEM 13.    Certain Relationships and Related Transactions and Director Independence
The information regarding transactions with related persons, promoters and certain control persons and director independence required by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2017.
ITEM 14.    Principal Accounting Fees and Services
The information concerning principal accounting fees and services and the Audit Committee's pre-approval policies and procedures required by Item 9(e) of Schedule 14A is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2017.
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

10.5*	Western Asset Mortgage Capital Corporation Equity Plan, incorporated by reference to Exhibit 10.5 to Amendment No. 9 Form S-11 (Registration Statement No. 333-159962), filed April 30, 2012.
10.6*	Western Asset Mortgage Capital Corporation Manager Equity Plan, incorporated by reference to Exhibit 10.6 to Amendment No. 9 Form S-11 (Registration Statement No. 333-159962), filed April 30, 2012.

Exhibit No.	Description
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
March 29, 2018
________________________________________________________________________________________________________________________
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Jennifer W. Murphy Jennifer W. Murphy President, Chief Executive Officer and Director (Principal Executive Officer)
March 29, 2018
By:	/s/ LISA MEYER Lisa Meyer Chief Financial Officer & Treasurer (Principal Financial and Accounting Officer)
March 29, 2018
By:	/s/ JAMES W. HIRSCHMANN III James W. Hirschmann III Director
March 29, 2018
By:	/s/ EDWARD D. FOX JR. Edward D. Fox Jr. Director
March 29, 2018
By:	/s/ RICHARD ROLL Richard Roll Director
March 29, 2018
By:	/s/ M. CHRISTIAN MITCHELL M. Christian Mitchell Director
March 29, 2018
By:	/s/ RANJIT M. KRIPALANI Ranjit M. Kripalani Director
March 29, 2018