Form 10-Q
period 2018-03-31
Western Asset Mortgage Capital Corp
filed 2018-05-08
CIK 1465885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
 For the quarterly period ended March 31, 2018

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

As of May 4, 2018, there were 41,616,379 shares, par value $0.01, of the registrant’s common stock outstanding.

Part I
ITEM I. Financial Statements

Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands—except share and per share data)
(Unaudited)

	March 31, 2018	December 31, 2017
Assets:
Cash and cash equivalents	$24,828	$48,024
Restricted cash	37,034	—
Agency mortgage-backed securities, at fair value ($2,820,760 and $2,833,595 pledged as collateral, at fair value, respectively)	2,842,903	2,858,600
Non-Agency mortgage-backed securities, at fair value ($472,612 and $266,189 pledged as collateral, at fair value, respectively)	481,495	378,158
Other securities, at fair value ($131,467 and $89,823 pledged as collateral, at fair value, respectively)	131,603	122,065
Residential Whole-Loans, at fair value ($296,719 and $237,423 pledged as collateral, at fair value, respectively)	296,719	237,423
Residential Bridge Loans ($129,469 and $64,526 at fair value and $159,646 and $106,673 pledged as collateral, respectively)	159,646	106,673
Securitized commercial loans, at fair value	1,383,044	24,876
Commercial Loans, at fair value ($20,534 and $0 pledged as collateral, at fair value, respectively)	40,455	—
Investment related receivable	24,536	7,665
Accrued interest receivable	16,615	13,603
Due from counterparties	96,470	86,930
Derivative assets, at fair value	2,353	728
Other assets	2,102	2,161
Total Assets (1)	$5,539,803	$3,886,906

Liabilities and Stockholders’ Equity:
Liabilities:
Borrowings under repurchase agreements, net	$3,556,920	$3,251,686
Convertible senior unsecured notes, net	109,072	108,743
Securitized debt, at fair value (includes $368,890 and $10,945 held by affiliates, respectively)	1,301,050	10,945
Accrued interest payable (includes $315 and $70 on securitized debt held by affiliates, respectively)	9,857	8,322
Investment related payables	25,382	17,217
Due to counterparties	300	1,490
Derivative liability, at fair value	3,689	4,346
Accounts payable and accrued expenses	4,775	3,118
Payable to affiliate	4,259	2,041
Dividend payable	12,921	12,960
Other liabilities	37,764	—
Total Liabilities (2)	5,065,989	3,420,868

Commitments and contingencies

Stockholders’ Equity:
Common stock: $0.01 par value, 500,000,000 shares authorized, 41,679,679 and 41,794,079 outstanding, respectively	419	419
Preferred stock, $0.01 par value, 100,000,000 shares authorized and no shares outstanding	—	—
Treasury stock, at cost, 240,122 and 125,722 shares held, respectively	(2,339)	(1,232)
Additional paid-in capital	768,862	768,763
Retained earnings (accumulated deficit)	(293,128)	(301,912)
Total Stockholders’ Equity	473,814	466,038
Total Liabilities and Stockholders’ Equity	$5,539,803	$3,886,906
 See notes to unaudited consolidated financial statements.
Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Balance Sheets (Continued)
(in thousands—except share and per share data)
(Unaudited)

	March 31, 2018	December 31, 2017
(1) Assets of consolidated VIEs included in the total assets above:
Cash and cash equivalents	$227	$—
Restricted cash	37,034	—
Residential Whole-Loans, at fair value ($296,719 and $237,423 pledged as collateral, at fair value, respectively)	296,719	237,423
Residential Bridge Loans ($129,469 and $64,526 at fair value and $159,646 and $106,673 pledged as collateral, respectively)	159,646	106,673
Securitized commercial loans, at fair value	1,383,044	24,876
Commercial Loans, at fair value ($20,534 and $0 pledged as collateral, at fair value, respectively)	20,534	—
Investment related receivable	18,825	7,665
Accrued interest receivable	5,589	3,358
Other assets	57	—
Total assets of consolidated VIEs	$1,921,675	$379,995

(2) Liabilities of consolidated VIEs included in the total liabilities above:
Securitized debt, at fair value (includes $368,890 and $10,945 held by affiliates, respectively)	$1,301,050	$10,945
Accrued interest payable (includes $315 and $70 on securitized debt held by affiliates, respectively)	887	70
Accounts payable and accrued expenses	455	189
Other liabilities	37,764	—
Total liabilities of consolidated VIEs	$1,340,156	$11,204

See notes to unaudited consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Statements of Operations
(in thousands—except share and per share data)
(Unaudited)

	For the three months ended March 31, 2018	For the three months ended March 31, 2017
Net Interest Income
Interest income	$39,727	$28,430
Interest expense (includes $488 and $246 on securitized debt held by affiliates, respectively)	20,697	8,737
Net Interest Income	19,030	19,693

Other Income (Loss)
Realized gain (loss) on sale of investments, net	575	21,258
Other than temporary impairment	(2,916)	(6,097)
Unrealized gain (loss), net	(68,961)	(5,140)
Gain (loss) on derivative instruments, net	79,582	(4,697)
Other, net	47	403
Other Income (Loss)	8,327	5,727

Expenses
Management fee to affiliate	2,180	2,476
Other operating expenses	969	417
General and administrative expenses:
Compensation expense	510	740
Professional fees	1,295	888
Other general and administrative expenses	361	345
Total general and administrative expenses	2,166	1,973
Total Expenses	5,315	4,866

Income before income taxes	22,042	20,554
Income tax provision	313	312
Net income	$21,729	$20,242

Net income per Common Share — Basic	$0.52	$0.48
Net income per Common Share — Diluted	$0.52	$0.48
Dividends Declared per Share of Common Stock	$0.31	$0.31

See notes to unaudited consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands—except shares and share data)
(Unaudited)

	Common Stock Outstanding		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock
	Shares	Par				Total
Balance at December 31, 2016	41,919,801	$419	$765,042	$(334,979)	$—	$430,482
Vesting of restricted stock	—	—	981	—	—	981
Equity component of convertible senior unsecured notes	—	—	2,656	—	—	2,656
Treasury stock	(125,722)	—	—	—	(1,232)	(1,232)
Net income	—	—	—	85,097	—	85,097
Dividends declared on common stock	—	—	84	(52,030)	—	(51,946)
Balance at December 31, 2017	41,794,079	$419	$768,763	$(301,912)	$(1,232)	$466,038
Vesting of restricted stock	—	—	75	—	—	75
Treasury stock	(114,400)	—	—	—	(1,107)	(1,107)
Net income	—	—	—	21,729	—	21,729
Dividends declared on common stock	—	—	24	(12,945)	—	(12,921)
Balance at March 31, 2018	41,679,679	$419	$768,862	$(293,128)	$(2,339)	$473,814

See notes to unaudited consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows (in thousands)
(Unaudited)

	For the three months ended March 31, 2018	For the three months ended March 31, 2017
Cash flows from operating activities:
Net income	$21,729	$20,242
Adjustments to reconcile net income to net cash provided by operating activities:
Premium amortization and (discount accretion) on investments, net	(367)	(1,199)
Interest income earned added to principal of securities	—	(46)
Amortization of deferred financing costs	192	—
Amortization of discount on convertible senior notes	137	—
Restricted stock amortization	75	362
Interest payments (interest received) and basis recovered on MAC interest rate swaps	64	(163)
Premium on purchase of Residential Whole-Loans	(1,452)	(354)
Premium on purchase of Residential Bridge Loans	(610)	(24)
Premium on purchase of securitized commercial loans	(3,019)	—
Unrealized (gain) loss, net	68,961	5,140
Unrealized (gain) loss on derivative instruments, net	(1,308)	3,306
Other than temporary impairment	2,916	6,097
Realized (gain) loss on sale of securities, net	(575)	(21,258)
(Gain) loss on derivatives, net	(4,183)	3,021
Loss on foreign currency transactions, net	—	1
Changes in operating assets and liabilities:
(Increase) decrease in accrued interest receivable	(3,012)	7,877
Decrease (increase) in other assets	59	(99)
Increase (decrease) in accrued interest payable	1,535	(11,660)
Increase in accounts payable and accrued expenses	1,657	276
Increase (decrease) in payable to affiliate	2,218	(38)
Net cash provided by operating activities	85,017	11,481
Cash flows from investing activities:
Purchase of securities	(210,368)	(1,012,603)
Proceeds from sale of securities	11,771	816,155
Principal repayments and basis recovered on securities	34,663	69,275
Purchase of Residential Whole-Loans	(69,897)	(35,317)
Principal repayments on Residential Whole-Loans	11,023	9,610
Purchase of Commercial Loans	(40,406)	—
Purchase of securitized commercial loans	(1,350,000)	—
Principal repayments on securitized commercial loans	100	—
Purchase of Residential Bridge Loans	(93,048)	(37,899)
Principal repayments on Residential Bridge Loans	29,261	1,010
Payment of premium for option derivatives	(467)	(2,658)
Premium received from option derivatives	298	1,412
Net settlements of TBAs	(668)	433
Proceeds from (Payments on) termination of futures, net	3,978	(6,638)
(Interest payments) interest received and basis recovered on MAC interest rate swaps	(64)	163
Due from counterparties	—	4,124
Payments on total return swaps, net	—	(514)
Premium for interest rate swaptions, net	—	(115)
Net cash used in investing activities	(1,673,824)	(193,562)

Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Continued) (in thousands)
(Unaudited)

	For the three months ended March 31, 2018	For the three months ended March 31, 2017
Cash flows from financing activities:
Repurchase of common stock	(1,107)	—
Proceeds from repurchase agreement borrowings	4,513,966	3,876,357
Repayments of repurchase agreement borrowings	(4,208,732)	(3,707,574)
Proceeds from securitized debt	1,285,219	—
Repayments of securitized debt	(45)	—
Proceeds from forward contracts	—	3,406
Repayments of forward contracts	—	(3,429)
Due from counterparties, net	(9,540)	25,136
Due to counterparties, net	(1,190)	3,110
Increase in other liabilities	37,034	—
Dividends paid on common stock	(12,960)	(12,995)
Net cash provided by financing activities	1,602,645	184,011

Effect of exchange rate changes on cash and cash equivalents	—	(1)

Net increase (decrease) in cash, cash equivalents and restricted cash	13,838	1,929
Cash, cash equivalents and restricted cash, beginning of period	48,024	46,172
Cash, cash equivalents and restricted cash, end of period	$61,862	$48,101

Supplemental disclosure of operating cash flow information:
Interest paid	$18,833	$8,068
Supplemental disclosure of non-cash financing/investing activities:
Principal payments of securities, not settled	$—	$16
Securities sold, not settled	$—	$22,965
Securities purchased, not settled	$(19,674)	$(333,505)
Net unsettled TBAs	$1	$—
Dividends and distributions declared, not paid	$12,921	$12,995
Principal payments of Residential Whole-Loans, not settled	$2,307	$3,768
Principal payments of Residential Bridge Loans, not settled	$16,518	$3,703
Derivative collateral offset against derivatives	$—	$(157,913)
See notes to unaudited consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(in thousands- except share and per share data)

The following defines certain of the commonly used terms in these Notes to Consolidated Financial Statements: “Agency” or “Agencies” refer to a federally chartered corporation, such as the Federal National Mortgage Association (“Fannie Mae” or “FNMA”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac” or “FHLMC”), or an agency of the U.S. Government, such as the Government National Mortgage Association (“Ginnie Mae” or “GNMA”); references to “MBS” refer to mortgage backed securities, including residential mortgage-backed securities or “RMBS,” commercial mortgage-backed securities or “CMBS,” and “Interest-Only Strips” (as defined herein); “Agency MBS” refer to RMBS, CMBS and Interest-Only Strips issued or guaranteed by the Agencies while “Non-Agency MBS” refer to RMBS, CMBS and Interest-Only Strips that are not issued or guaranteed by the Agencies; references to “ARMs” refers to adjustable rate mortgages; references to “Interest-Only Strips” refer to interest-only (“IO”) and inverse interest-only (“IIO”) securities issued as part of or collateralized with MBS; references to “TBA” refer to To-Be-Announced Securities; and references to “Residential Whole-Loans", “Residential Bridge Loans" and “Commercial Loans" (collectively “Whole-Loans”) refer to individual mortgage loans secured by single family, multifamily and commercial properties.

Note 1 — Organization

Western Asset Mortgage Capital Corporation, a Delaware corporation, and its subsidiaries (the “Company”), commenced operations in May 2012. The Company invests in, finances and manages a diversified portfolio of real estate related securities, whole-loans and other financial assets.  The Company’s portfolio is comprised of Agency CMBS, Agency RMBS (including TBAs), Non-Agency RMBS, Non-Agency CMBS, Residential Whole Loans, Residential Bridge Loans and Commercial Loans. In addition, and to a significantly lesser extent, the Company has invested in other securities including certain Agency obligations that are not technically MBS as well as certain Non U.S. CMBS and in asset-backed securities (“ABS”) investments secured by a portfolio of private student loans.  The Company’s investment strategy is based on Western Asset Management Company’s (the “Manager”) perspective of which mix of portfolio assets it believes provides the Company with the best risk-reward opportunities at any given time.  The Manager will vary the allocation among various asset classes subject to maintaining the Company’s qualification as a REIT and maintaining its exemption from the Investment Company Act of 1940 (the “1940 Act”).  These restrictions limit the Company’s ability to invest in non-qualifying MBS, non-real estate assets and/or assets which are not secured by real estate.  Accordingly, the Company’s portfolio will continue to be principally invested in qualifying MBS, Whole-Loans and other real estate related assets.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited financial statements and related notes have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial reporting in accordance with Article 10 of Regulation S-X and the instructions to Form 10-Q.  Certain prior period amounts have been reclassified to conform to the current period’s presentation. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary have been made to state fairly the Company’s financial position, results of operations and cash flows. The results of operations for the period ended March 31, 2018, are not necessarily indicative of the results to be expected for the full year or any future period. These consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 29, 2018.

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary and variable interest entities (“VIEs”) in which it is considered the primary beneficiary.   All intercompany amounts between the Company and its subsidiary and consolidated VIEs have been eliminated in consolidation.

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

In instances where the Company and its related parties have variable interests in a VIE, the Company considers whether there is a single party in the related party group that meets both the power and losses or benefits criteria on its own as though no related party relationship existed.  If one party within the related party group meets both these criteria, such reporting entity is the primary beneficiary of the VIE and no further analysis is needed.  If no party within the related party group on its own meets both the power and losses or benefits criteria, but the related party group as a whole meets these two criteria, the determination of primary beneficiary within the related party group requires significant judgment. The analysis is based upon qualitative as well as quantitative factors, such as the relationship of the VIE to each of the members of the related-party group, as well as the significance of the VIE's activities to those members, with the objective of determining which party is most closely associated with the VIE.

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

Restricted Cash

Restricted cash represents cash held by the trustee or servicer for mortgage escrows in connection with the Company's securitized loan and commercial loan investments held in two consolidated VIE's. These escrows consist of capital improvement reserves, repair reserves, real estate tax and insurance reserves and tenant reserves. The corresponding liability is recorded in "Other liabilities " in the Consolidated Balance Sheets. The restricted cash is not available for general corporate use.

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

Mortgage-Backed Securities and Other Securities

The Company's mortgage-backed securities and other securities portfolio primarily consists of Agency RMBS, Non-Agency RMBS, Agency CMBS, Non-Agency CMBS, ABS and other real estate related assets. These investments are recorded in accordance with ASC 320, “Investments - Debt and Equity Securities”, ASC 325-40, “Beneficial Interests in Securitized Financial Assets” or ASC 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality”. The Company has chosen to make a fair value election pursuant to ASC 825, “Financial Instruments” for its mortgage-backed securities and other securities portfolio. Electing the fair value option allows the Company to record changes in fair value in the Consolidated Statements of Operations as a component of “Unrealized gain (loss), net”.

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

Residential Whole-Loans

Investments in Residential Whole-Loans are recorded in accordance with ASC 310-20, "Nonrefundable Fees and Other Costs". The Company has chosen to make the fair value election pursuant to ASC 825 for its Residential Whole-Loan portfolio. Residential Whole-Loans are recorded at fair value with periodic changes in fair value being recorded in earnings as a component of "Unrealized gain (loss), net". All other costs incurred in connection with acquiring Residential Whole-Loans or committing to purchase these loans are charged to expense as incurred.

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

Residential Bridge Loans

For the Bridge Loans acquired prior to October 25, 2017, the Company did not elect the fair value option pursuant to ASC 825. These loans are recorded at their principal amount outstanding, net of any premium or discount. Commencing with purchases on October 25, 2017, the Company decided to elect the fair value option pursuant to ASC 825 to be consistent with the accounting of its other investments, which are all carried at fair value. These loans are recorded at fair value with periodic changes in fair market value being recorded in earnings as a component of "Unrealized gain (loss), net". All other costs incurred in connection with acquiring the Residential Bridge Loans or committing to purchase these loans are charged to expense as incurred.

A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms. The Company evaluates each of its Residential Bridge Loans that it did not elect the fair value option on a quarterly basis. These loans are individually specific as they relate to the borrower, collateral type, interest rate, LTV and term as well as geographic location. The Company evaluates the collectability of both principal and interest of each loan. When a loan is impaired, the impairment is then measured based on fair value of the collateral, since these loans are collateral dependent. Upon measurement of impairment, the Company records an allowance to reduce the carrying value of the loan with a corresponding charge to earnings. Significant judgments are required in determining impairment, including assumptions regarding the value of the loan, the value of the underlying collateral and other provisions such as guarantees. The Company will not record an allowance for loan loss for the Residential Bridge Loans that it has elected the fair value option.

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

Securitized Commercial Loans

Securitized commercial loans are comprised of commercial loans of consolidated variable interest entities which were sponsored by third parties. These loans are recorded in accordance with ASC 310-20, "Nonrefundable Fees and Other Costs". The Company has chosen to make the fair value election pursuant to ASC 825. Accordingly, these loans are recorded at fair value with periodic changes in fair value being recorded in earnings as a component of "Unrealized gain (loss), net".

The securitized commercial loans are typically collateralized by commercial real estate. As a result, the Company regularly evaluates the extent and impact of any credit migration associated with the performance and or value of the underlying collateral property as well as the financial and operating capability of the borrower on a loan by loan basis. On a quarterly basis, the Company evaluates the collectability of both interest and principal of each loan, if circumstances warrant, to determine whether such loan is impaired. A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms. When a loan is impaired, the Company does not record an allowance for loan loss as the Company has elected the fair value option.  However, income recognition is suspended for loans at the earlier of the date at which payments become 90-days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired loan is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed. Interest income accrual is resumed when the loan becomes contractually current and performance is demonstrated. A loan is written off when it is no longer realizable and/or legally discharged.

Commercial Loans

Investments in Commercial Loans, which are comprised of commercial mortgage loans and commercial mezzanine loans, are recorded in accordance with ASC 310-20, "Nonrefundable Fees and Other Costs". The Company has chosen to make the fair value election pursuant to ASC 825 for its Commercial Loan portfolio. Accordingly, these loans are recorded at fair value with periodic changes in fair value being recorded in earnings as a component of "Unrealized gain (loss), net". All other costs incurred in connection with acquiring the Commercial Loans or committing to purchase these loans are charged to expense as incurred.

The Company’s loans are typically collateralized by commercial real estate. As a result, the Company regularly evaluates the extent and impact of any credit migration associated with the performance and or value of the underlying collateral property as well as the financial and operating capability of the borrower on a loan by loan basis. On a quarterly basis, the Company evaluates the collectability of both interest and principal of each loan, if circumstances warrant, to determine whether such loan is impaired. A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms. When a loan is impaired, the Company does not record an allowance for loan loss as the Company has elected the fair value option.  However, income recognition is suspended for loans at the earlier of the date at which payments become 90-days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired loan is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed.

Interest income accrual is resumed when the loan becomes contractually current and performance is demonstrated. A loan is written off when it is no longer realizable and/or legally discharged.

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

Loan Portfolio

Interest income on the Company's residential loan portfolio and commercial loan portfolio is recorded using the effective interest method based on the contractual payment terms of the loan. Any premium amortization or discount accretion will be reflected as a component of "Interest income" in the Consolidated Statements of Operations.

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

Due From Counterparties / Due To Counterparties

"Due from counterparties" represents cash posted by the Company with its counterparties as collateral for the Company’s interest rate and/or currency derivative financial instruments, repurchase agreements, and TBAs. "Due to counterparties" represents cash posted with the Company by its counterparties as collateral under the Company’s interest rate and/or currency derivative financial instruments, repurchase agreements, and TBAs.  Included in "Due from counterparties" and/or "Due to counterparties" are daily variation margin settlement amounts with counterparties which are based on the price movement of the Company’s futures contracts. However, commencing in 2017, daily variation margin on only the Company's centrally cleared derivatives were treated as a settlement and classified as either "Derivative assets, at fair value" or "Derivative liability, at fair value" in the Consolidated Balance Sheets. In addition, as provided below, "Due to counterparties" may include non-cash collateral in which the Company has the obligation to return and which the Company has either sold or pledged. To the extent the Company receives collateral other than cash from its counterparties such assets are not included in the Company’s Consolidated Balance Sheets.  Notwithstanding the foregoing, if the Company either rehypothecates such assets or pledges the assets as collateral pursuant to a repurchase agreement, the cash received and the corresponding liability are reflected in the Consolidated Balance Sheets.

Derivatives and Hedging Activities

Subject to maintaining its qualification as a REIT for U.S. federal income tax purposes, the Company as part of its hedging strategy, may enter into, interest rate swaps, including forward starting swaps, interest rate swaptions, U.S. Treasury options, Eurodollar, Volatility Index and U.S, Treasury futures, TBAs, total return swaps, credit default swaps and foreign currency swaps and forwards to hedge the interest rate and currency risk associated with its portfolio and related borrowings. Derivatives, subject to REIT requirements, are used for hedging purposes rather than speculation.  The Company has also entered into a total return swap, which transfers the total return of the referenced security to the Company.  The Company determines the fair value of its derivative positions and obtains quotations from third parties, including the Chicago Mercantile Exchange or CME, to facilitate the process of determining such fair values. The Company does not necessarily seek to hedge all such risks. In addition, if the Company’s hedging activities do not achieve the desired results, reported earnings may be adversely affected.

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

Securitized Debt

Securitized debt was issued by consolidating securitization trusts. The Company has chosen to make the fair value election pursuant to ASC 825 for the debt. The debt is recorded at fair value in the Consolidated Balance Sheets with the periodic change in fair value recorded in current period earnings in the Consolidated Statements of Operations as a component of "Unrealized gain (loss), net".

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

The Company may create and elect to treat certain subsidiaries as Taxable REIT Subsidiaries ("TRS"). In general, a TRS may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business. A domestic TRS is subject to U.S. federal, state and local corporate income taxes, and its value may not exceed 20% of the value of the Company. If the TRS generates net income it may declare dividends to the Company, which will be included in the Company’s taxable income and necessitate a distribution to its stockholders. Conversely, if the Company retains earnings at the TRS level, no distribution is required and it can increase book equity of the consolidated entity. As of March 31, 2018, the Company has a single wholly-owned subsidiary which it has elected to treat as a domestic TRS.

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
First quarter 2018.
The Company's revenue is mainly derived from interest income on our investments and to a lesser extent gains on sales of investments, which are not impacted by this standard. Therefore, the adoption of this standard did not have a material impact on the Company's consolidated financial statements.

In January 2016, the FASB issued ASU 2016-1, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The guidance improves certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. In February 2018, the FASB issued a separate Update for technical corrections and improvements related to the ASU 2016-01 to increase stakeholders' awareness of the amendments and to expedite the improvements (ASU 2018-3).
First quarter 2018.
The standard does not change the guidance for classifying and measuring investments in debt securities and loans as well nonrecourse liabilities of consolidated collateralized financing entities. Therefore, the adoption of this standard did not have a material impact on the Company's consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments (Topic 230)." The guidance is intended to reduce diversity in practice in how certain transactions are classified on the statement of cash flows.
	First quarter 2018 and requires retrospective adoption.	The adoption of this standard did not have a material impact on its Consolidated Statements of Cash Flows.

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
	First quarter 2018 and requires retrospective adoption.	The adoption of this standard did not have a material impact on its Consolidated Statements of Cash Flows.

In January 2017, the FASB issued ASU 2017-01 "Business Combinations (Topic 805): Clarifying the Definition of a Business." This ASU provides a more robust framework to use in determining when a set of assets and activities constitutes a business.
	First quarter 2018. The guidance should be applied prospectively on or after the effective date.	The adoption of this standard did not have a material impact on its Consolidated Statements of Cash Flows.

In May 2017, the FASB issued ASU 2017-09 "Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting." The amendments in this update provide guidance about which changes to the terms or conditions of a shared-based payment award require an entity to apply modification accounting in Topic 718.
First quarter 2018.
There are no changes to the terms and conditions of the Company's share-based compensation. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

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

Note 3 — Fair Value of Financial Instruments

The following tables present the Company’s financial instruments carried at fair value as of March 31, 2018 and December 31, 2017, based upon the valuation hierarchy (dollars in thousands):

	March 31, 2018
	Fair Value
	Level I	Level II	Level III	Total
Assets
Agency RMBS:
20-Year mortgage	$—	$50,596	$—	$50,596
30-Year mortgage	—	227,570	—	227,570
40-Year mortgage	—	355,972	—	355,972
Agency RMBS Interest-Only Strips	—	—	15,019	15,019
Agency RMBS Interest-Only Strips accounted for as derivatives, included in MBS	—	—	9,938	9,938
Agency CMBS	—	2,158,848	19,845	2,178,693
Agency CMBS Interest-Only Strips	—	2	—	2
Agency CMBS Interest-Only Strips accounted for as derivatives, included in MBS	—	5,113	—	5,113
Subtotal Agency MBS	—	2,798,101	44,802	2,842,903

Non-Agency RMBS	—	132,783	13	132,796
Non-Agency RMBS Interest-Only Strips	—	—	16,987	16,987
Non-Agency CMBS	—	331,712	—	331,712
Subtotal Non-Agency MBS	—	464,495	17,000	481,495

Other securities	—	122,490	9,113	131,603
Total mortgage-backed securities and other securities	—	3,385,086	70,915	3,456,001

Residential Whole-Loans	—	—	296,719	296,719
Residential Bridge Loan	—	—	129,469	129,469
Securitized commercial loans	—	—	1,383,044	1,383,044
Commercial Loans	—	—	40,455	40,455
Derivative assets	1,618	735	—	2,353
Total Assets	$1,618	$3,385,821	$1,920,602	$5,308,041

Liabilities
Derivative liabilities	$475	$3,214	$—	$3,689
Securitized debt	—	1,301,038	12	1,301,050
Total Liabilities	$475	$1,304,252	$12	$1,304,739

	December 31, 2017
	Fair Value
	Level I	Level II	Level III	Total
Assets
Agency RMBS:
20-Year mortgage	$—	$53,783	$—	$53,783
30-Year mortgage	—	241,642	—	241,642
40-Year mortgage	—	376,752	—	376,752
Agency RMBS Interest-Only Strips	—	15,437	—	15,437
Agency RMBS Interest-Only Strips accounted for as derivatives, included in MBS	—	10,419	—	10,419
Agency CMBS	—	2,137,583	17,217	2,154,800
Agency CMBS Interest-Only Strips	—	10	—	10
Agency CMBS Interest-Only Strips accounted for as derivatives, included in MBS	—	5,757	—	5,757
Subtotal Agency MBS	—	2,841,383	17,217	2,858,600

Non-Agency RMBS	—	90,819	13	90,832
Non-Agency RMBS Interest-Only Strips	—	—	8,722	8,722
Non-Agency CMBS	—	278,604	—	278,604
Subtotal Non-Agency MBS	—	369,423	8,735	378,158

Other securities	—	112,826	9,239	122,065
Total mortgage-backed securities and other securities	—	3,323,632	35,191	3,358,823

Residential Whole-Loans	—	—	237,423	237,423
Residential Bridge Loans	—	—	64,526	64,526
Securitized commercial loan	—	—	24,876	24,876
Derivative assets	728	—	—	728
Total Assets	$728	$3,323,632	$362,016	$3,686,376

Liabilities
Derivative liabilities	$50	$4,296	$—	$4,346
Securitized debt	—	—	10,945	10,945
Total Liabilities	$50	$4,296	$10,945	$15,291

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

In instances when the Company is required to consolidate a VIE that is determined to be a qualifying collateralized financing entity ("CFE"), under GAAP, the Company will measure both the financial assets and financial liabilities of the VIE using the fair value of either the VIE’s financial assets or financial liabilities, whichever is more observable.

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

Residential Whole-Loans and Residential Bridge Loans

Values for the Company's Residential Whole-Loans and Bridge Loans are based upon prices obtained from an independent third party pricing service that specializes in loan valuation, utilizing a valuation model that is calibrated to recent loan trade execution. Their valuation methodology incorporates commonly used market pricing methods, including loan to value ("LTV"), debt to income, maturity, interest rates, collateral location, and unpaid principal balance, prepayment penalties, FICO scores, lien position and times late. Due to the inherent uncertainty of such valuation, the fair values established for residential loans held by the Company may differ from the fair values that would have been established if a readily available market existed for these loans. Accordingly, the Company's loans are classified as Level III.

Commercial Loans

Values for the Company's Commercial Loans are based upon either prices obtained from an independent third party pricing service that specializes in loan valuation, utilizing a valuation model that is calibrated to recent loan trade execution or a broker quote. The third party pricing service uses a valuation methodology incorporates commonly used market pricing methods, including loan to value ("LTV"), debt to income, maturity, interest rates, collateral location, and unpaid principal balance, prepayment penalties, lien position and times late. Due to the inherent uncertainty of such valuation, the fair values established for commercial loans held by the Company may differ from the fair values that would have been established if a readily available market existed for these loans. Accordingly, the Company's commercial loans are classified as a Level III.

Securitized commercial loans

Values for the Company’s securitized commercial loans are based on the CFE valuation methodology.  Since there is an extremely limited market for the securitized commercial loans, the Company determined the the securitized debt is more actively traded and therefore was more observable.  Due to the inherent uncertainty of such valuation the Company classifies its securitized commercial loan and securitized debt as Level III.

Securitized debt

In determining the proper fair value hierarchy or level, the Company considers the amount of available observable market data for each security. Since the securitized debt represents traded debt securities, the Manager's pricing team reviews the trade activity during the quarter for each security to determine the appropriate level within the fair value hierarchy. If there is sufficient trade data above a predetermined threshold, the Manager determines it has sufficient observable market data and the debt security will be categorized as a Level II. If there is not sufficient observable market data the debt security will be categorized as a Level III.

Derivatives

Values for the Company's derivatives are based upon prices from third party pricing services, whose pricing is subject to review by the Manager’s pricing committee. In valuing its over-the-counter interest rate derivatives, such as swaps and swaptions, its currency derivatives, such as swaps and forwards and credit derivatives such as total return swaps, the Company considers the creditworthiness of both the Company and its counterparties, along with collateral provisions contained in each derivative agreement, from the perspective of both the Company and its counterparties. No credit valuation adjustment was made in determining the fair value of interest rate and/or currency derivatives for the periods ended March 31, 2018 and December 31, 2017.

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

The following tables present additional information about the Company’s financial instruments which are measured at fair value on a recurring basis for which the Company has utilized Level III inputs to determine fair value:

	Three months ended March 31, 2018
$ in thousands	Agency MBS	Non-Agency MBS	Other Securities	Residential Whole-Loans	Residential Bridge Loans	Commercial Loans	Securitized commercial loans	Securitized debt	Derivative liability
Beginning balance	$17,217	$8,735	$9,239	$237,423	$64,526	$—	$24,876	$10,945	$—
Transfers into Level III from Level II	22,794	—	—	—	—	—	—	—	—
Transfers from Level III into Level II	(16,805)	—	—	—	—	—	—	(10,899)	—
Purchases	21,767	8,602	—	68,997	83,755	40,406	1,353,019	—	—
Sales and settlements	—	—	—	—	—	—	—	12	—
Principal repayments	(53)	—	(141)	(8,757)	(18,717)		(100)	(44)	—
Total net gains / losses included in net income
Realized gains/(losses), net on assets	—	—	—	—	—	—	—	—	—
Realized (gains)/losses, net on liabilities	—	—	—	—	—	—	—	—	—
Other than temporary impairment	—	(29)	—	—	—	—	—	—	—
Unrealized gains/(losses), net on assets(1)	(101)	(2)	(29)	(798)	(56)	41	5,249	—	—
Unrealized (gains)/losses, net on liabilities(2)	—	—	—	—	—	—	—	(2)	—
Premium and discount amortization, net	(17)	(306)	44	(146)	(39)	8	—	—	—
Ending balance	$44,802	$17,000	$9,113	$296,719	$129,469	$40,455	$1,383,044	$12	$—

	Three months ended March 31, 2017
$ in thousands	Agency MBS	Non-Agency MBS	Other Securities	Residential Whole-Loans	Residential Bridge Loans	Commercial Loans	Securitized commercial loan	Securitized debt	Derivative liability
Beginning balance	$73,059	$75,576	$31,356	$192,136	$—	$—	$24,225	$10,659	$1,673
Transfers into Level III from Level II	—	15,610	—	—	—	—	—	—	—
Transfers from Level III into Level II	(73,715)	(7,434)	(9,227)	—	—	—	—	—	—
Purchases	50,012	—	—	35,671	—	—	—	—	—
Sales and settlements	—	(60,132)	—	—	—	—	—	—	514
Principal repayments	—	(377)	(172)	(12,137)	—	—	—	—	—
Total net gains / losses included in net income			0
Realized gains/(losses), net on assets	—	2,623	—	—	—	—	—	—	—
Realized (gains)/losses, net on liabilities	—	—	—	—	—	—	—	—	(514)
Other than temporary impairment	—	—	(1,264)	—	—	—	—	—	—
Unrealized gains/(losses), net on assets(1)	896	(9,399)	(147)	378	—	—	275	—	—
Unrealized (gains)/losses, net on liabilities(2)	—	—	—	—	—	—	—	121	(1,214)
Premium and discount amortization, net	21	(845)	886	(248)	—	—	—	—	—
Ending balance	$50,273	$15,622	$21,432	$215,800	$—	$—	$24,500	$10,780	$459

(1)
For Agency MBS, Non-Agency MBS, Other securities, Residential Whole-Loans, Residential Bridge Loans, Commercial Loans and Securitized commercial loan classified as Level III at March 31, 2018, the Company recorded gross unrealized gains of approximately $257 thousand, $5 thousand, $0, $343 thousand, $692 thousand. $41 thousand and $5.3 million, respectively, and gross unrealized losses of $0, $7 thousand, $29 thousand, $995 thousand, $615 thousand, $0 and $5 thousand, respectively, for the three months ended March 31, 2018. For Agency MBS, Non-Agency MBS, Other securities, Residential Whole-Loans, Residential Bridge Loans and Securitized commercial loan classified as Level III at March 31, 2017, the Company recorded gross unrealized gains of approximately $261 thousand, $0, $0, $699 thousand, $0 and $275 thousand, respectively, and gross unrealized losses of approximately $0, $0, $219 thousand, $172 thousand, $0 and $0, respectively, for the three months ended March 31, 2017. These gains and losses are included in "Unrealized gain (loss), net" in the Consolidated Statements of Operations.

(2)
For securitized debt classified as Level III at March 31, 2018, the Company recorded gross unrealized gains of $0 and gross unrealized losses of $0 for the three months ended March 31, 2018. For securitized debt and derivative liability classified as Level III at March 31, 2017, the Company recorded gross unrealized gains of $0 and $1.2 million, respectively, and gross unrealized losses of $121 thousand and $0, respectively, for the three months ended March 31, 2017. These gains and losses are included in "Unrealized gain (loss), net" and "Gain (loss) on derivative instruments, net" in the Consolidated Statements of Operations, respectively.

Transfers between hierarchy levels during operations for the three months ended March 31, 2018 and March 31, 2017 were based on the availability of sufficient observable inputs to meet Level II versus Level III criteria.  The leveling of these assets was based on information received from a third party pricing service which, along with the back-testing of historical sales transactions performed by the Manager provided the sufficient observable data for the movement from Level III to Level II. The Company did not have transfers between Level I and Level II for the three months ended March 31, 2018 and March 31, 2017.

Other Fair Value Disclosures

Certain Residential Bridge Loans, repurchase agreement borrowings and convertible senior unsecured notes are not carried at fair value in the consolidated financial statements. The following table presents the carrying value and estimated fair value of the Company’s financial instruments that are not carried at fair value as of March 31, 2018 and December 31, 2017 in the consolidated financial statements (dollars in thousands):

	March 31, 2018		December 31, 2017
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets
Residential Bridge Loans	$30,177	$29,886	$42,147	$42,881
Total	$30,177	$29,886	$42,147	$42,881

Liabilities
Borrowings under repurchase agreements	$3,556,920	$3,557,564	$3,251,686	$3,257,956
Convertible senior unsecured notes	109,072	115,695	108,743	114,819
Total	$3,665,992	$3,673,259	$3,360,429	$3,372,775

"Due from counterparties" and "Due to counterparties" in the Company’s Consolidated Balance Sheets are reflected at cost which approximates fair value.

Residential Bridge Loans

The fair values of the Residential Bridge Loans are based upon prices obtained from an independent third party pricing service that specializes in loan valuation, utilizing a valuation model that is calibrated to recent loan trade execution.. Their valuation methodology incorporates commonly used market pricing methods, including loan to value (“LTV”), debt to income, maturity, interest rates, collateral location, and unpaid principal balance, prepayment penalties, FICO scores, lien position and times late. Due to the inherent uncertainty of such valuation, the fair values established for residential bridge loans held by the Company may differ from the fair values that would have been established if a readily available market existed for these loans. Accordingly, the Company's loans are classified as Level III.

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

Convertible senior unsecured notes

The fair value of the convertible senior unsecured notes is based on quoted market prices. Accordingly, the Company's convertible senior unsecured notes are classified as Level I.

Note 4 – Mortgage-Backed Securities and other securities

The following tables present certain information about the Company’s investment portfolio at March 31, 2018 and December 31, 2017 (dollars in thousands):

	March 31, 2018
	Principal Balance	Unamortized Premium (Discount), net	Discount Designated as Credit Reserve and OTTI	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Net Weighted Average Coupon
Agency RMBS:
20-Year mortgage	$48,590	$2,334	$—	$50,924	$3	$(331)	$50,596	4.0%
30-Year mortgage	215,368	15,647	—	231,015	52	(3,497)	227,570	4.4%
40-Year mortgage	355,378	10,518	—	365,896	—	(9,924)	355,972	3.5%
Agency RMBS Interest-Only Strips (2)	N/A	N/A	N/A	14,578	947	(506)	15,019	2.5%	(1)
Agency RMBS Interest-Only Strips, accounted for as derivatives (1) (2)	N/A	N/A	N/A	N/A	N/A	N/A	9,938	2.9%	(1)
Subtotal Agency RMBS	619,336	28,499	—	662,413	1,002	(14,258)	659,095	3.5%
Agency CMBS	2,221,642	3,826	—	2,225,468	469	(47,244)	2,178,693	2.9%
Agency CMBS Interest-Only Strips(1)	N/A	N/A	N/A	—	2	—	2	3.2%	(1)
Agency CMBS Interest-Only Strips accounted for as derivatives(1) (2)	N/A	N/A	N/A	N/A	N/A	N/A	5,113	0.5%	(1)
Subtotal Agency CMBS	2,221,642	3,826	—	2,225,468	471	(47,244)	2,183,808	2.8%
Total Agency MBS	2,840,978	32,325	—	2,887,881	1,473	(61,502)	2,842,903	3.0%

Non-Agency RMBS	166,023	2,403	(40,467)	127,959	4,849	(12)	132,796	4.0%
Non-Agency RMBS Interest- Only Strips (1)	N/A	N/A	N/A	17,006	3	(22)	16,987	0.5%	(1)
Subtotal Non-Agency RMBS	166,023	2,403	(40,467)	144,965	4,852	(34)	149,783	1.0%
Non-Agency CMBS	428,702	(58,001)	(27,533)	343,168	2,342	(13,798)	331,712	5.1%
Total Non-Agency MBS	594,725	(55,598)	(68,000)	488,133	7,194	(13,832)	481,495	2.2%

Other securities (3)	103,906	4,224	(11,474)	118,275	13,358	(30)	131,603	7.9%
Total	$3,539,609	$(19,049)	$(79,474)	$3,494,289	$22,025	$(75,364)	$3,456,001	2.8%

	December 31, 2017
	Principal Balance	Unamortized Premium (Discount), net	Discount Designated as Credit Reserve and OTTI	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Net Weighted Average Coupon
Agency RMBS:
20-Year mortgage	$50,825	$2,378	$—	$53,203	$592	$(12)	$53,783	4.0%
30-Year mortgage	224,041	15,710	—	239,751	2,317	(426)	241,642	4.4%
40-Year mortgage	366,178	10,788	—	376,966	1,662	(1,876)	376,752	3.5%
Agency RMBS Interest-Only Strips (1)	N/A	N/A	N/A	14,750	878	(191)	15,437	2.9%	(1)
Agency RMBS Interest-Only Strips, accounted for as derivatives (1) (2)	N/A	N/A	N/A	N/A	N/A	N/A	10,419	2.9%	(1)
Subtotal Agency RMBS	641,044	28,876	—	684,670	5,449	(2,505)	698,033	3.6%
Agency CMBS	2,145,139	2,142	—	2,147,281	16,913	(9,394)	2,154,800	2.9%
Agency CMBS Interest-Only Strips(1)	N/A	N/A	N/A	—	10	—	10	3.2%	(1)
Agency CMBS Interest-Only Strips accounted for as derivatives (1) (2)	N/A	N/A	N/A	N/A	N/A	N/A	5,757	0.5%	(1)
Subtotal Agency CMBS	2,145,139	2,142	—	2,147,281	16,923	(9,394)	2,160,567	2.7%
Total Agency MBS	2,786,183	31,018	—	2,831,951	22,372	(11,899)	2,858,600	3.0%

Non-Agency RMBS	119,748	5,263	(39,491)	85,520	5,473	(161)	90,832	3.8%
Non-Agency RMBS Interest- Only Strips (1)	N/A	N/A	N/A	8,738	—	(16)	8,722	0.9%	(1)
Subtotal Non-Agency RMBS	119,748	5,263	(39,491)	94,258	5,473	(177)	99,554	1.8%
Non-Agency CMBS	379,183	(59,129)	(28,020)	292,034	1,702	(15,132)	278,604	4.8%
Total Non-Agency MBS	498,931	(53,866)	(67,511)	386,292	7,175	(15,309)	378,158	3.3%

Other securities (3)	86,305	6,300	(5,404)	110,091	12,161	(187)	122,065	7.8%
Total	$3,371,419	$(16,548)	$(72,915)	$3,328,334	$41,708	$(27,395)	$3,358,823	3.1%

(1) Os and IIOs have no principal balances and bear interest based on a notional balance.  The notional balance is used solely to determine interest distributions on interest-only class of securities.  At March 31, 2018, the notional balance for Agency RMBS IOs and IIOs, Non-Agency RMBS IOs and IIOs, Agency RMBS IOs and IIOs, accounted for as derivatives, Agency CMBS IOs and IIOs, accounted for as derivatives and Agency CMBS IOs and IIOs was $186.9 million, $866.6 million, $113.8 million, $184.6 million and $1.8 million, respectively.  At December 31, 2017, the notional balance for Agency RMBS IOs and IIOs, Non-Agency RMBS IOs and IIOs, Agency RMBS IOs and IIOs, accounted for as derivatives, Agency CMBS IOs and IIOs, accounted for as derivatives and Agency CMBS IOs and IIOs was $165.5 million, $278.4 million, $122.0 million, $192.5 million and $3.3 million, respectively.
(2) Interest on these securities is reported as a component of "Gain (loss) on derivative instruments, net" in the Consolidated Statements of Operations.
(3) Other securities include residual interests in asset-backed securities which have no principal balance and an amortized cost of approximately $21.6 million and $22.9 million, as of March 31, 2018 and December 31, 2017, respectively.

As of March 31, 2018 and December 31, 2017 the weighted average expected remaining term of the MBS and other securities investment portfolio was 8.4 years and 8.6 years, respectively.

The following table presents the changes in the components of the Company’s purchase discount and amortizable premium on its Non-Agency RMBS, Non-Agency CMBS and other securities for the three months ended March 31, 2018 and March 31, 2017 (dollars in thousands):

	Three months ended March 31, 2018			Three months ended March 31, 2017
	Discount Designated as Credit Reserve and OTTI	Accretable Discount(1)	Amortizable Premium(1)	Discount Designated as Credit Reserve and OTTI	Accretable Discount(1)	Amortizable Premium(1)
Balance at beginning of period	$(72,915)	$(68,438)	$20,872	$(130,484)	$(109,822)	$44,527
Accretion of discount	—	2,383	—	—	3,232	—
Amortization of premium	—	—	(141)	—	—	(642)
Realized credit losses	126	—	—	1,781	—	—
Purchases	(7,182)	(6,473)	435	(1,724)	(668)	1,522
Sales	2,574	787	(130)	87,741	29,620	(30,471)
Net impairment losses recognized in earnings	(2,746)	—	—	(4,372)	—	—
Transfers/release of credit reserve(2)	669	(1,127)	458	(459)	(935)	1,394
Balance at end of period	$(79,474)	$(72,868)	$21,494	$(47,517)	$(78,573)	$16,330

(1)	Together with coupon interest, accretable purchase discount and amortizable premium is recognized as interest income over the life of the security.

(2)	Subsequent reductions of a security’s non-accretable discount results in a corresponding reduction in its amortizable premium.

The following tables present the fair value and contractual maturities of the Company’s investment securities at March 31, 2018 and December 31, 2017 (dollars in thousands):

	March 31, 2018
	< or equal to 10 years	> 10 years and < or equal to 20 years	> 20 years and < or equal to 30 years	> 30 years	Total
Agency RMBS:
20-Year mortgage	$—	$50,596	$—	$—	$50,596
30-Year mortgage	—	2,340	225,230	—	227,570
40-Year mortgage	—	—	—	355,972	355,972
Agency RMBS Interest-Only Strips	3,607	3,943	7,469	—	15,019
Agency RMBS Interest-Only Strips, accounted for as derivatives	1,532	5,057	3,349	—	9,938
Agency CMBS	1,619,082	559,611	—	—	2,178,693
Agency CMBS Interest-Only Strips	2	—	—	—	2
Agency CMBS Interest-Only Strips accounted for as derivatives	—	—	—	5,113	5,113
Subtotal Agency	1,624,223	621,547	236,048	361,085	2,842,903

Non-Agency RMBS	13	50,877	—	81,906	132,796
Non-Agency RMBS Interest- Only Strips	—	—	—	16,987	16,987
Non-Agency CMBS	—	79,467	140,804	111,441	331,712
Subtotal Non-Agency	13	130,344	140,804	210,334	481,495

Other securities	—	99,426	—	32,177	131,603
Total	$1,624,236	$851,317	$376,852	$603,596	$3,456,001

	December 31, 2017
	< or equal to 10 years	> 10 years and < or equal to 20 years	> 20 years and < or equal to 30 years	> 30 years	Total
Agency RMBS:
20-Year mortgage	$—	$53,783	$—	$—	$53,783
30-Year mortgage	—	2,445	239,197	—	241,642
40-Year mortgage	—	—	—	376,752	376,752
Agency RMBS Interest-Only Strips	3,920	4,591	6,926	—	15,437
Agency RMBS Interest-Only Strips, accounted for as derivatives	1,686	5,139	3,594	—	10,419
Agency CMBS	1,599,620	555,180	—	—	2,154,800
Agency CMBS Interest-Only Strips	10	—	—	—	10
Agency CMBS Interest-Only Strips accounted for as derivatives	—	—	—	5,757	5,757
Subtotal Agency	1,605,236	621,138	249,717	382,509	2,858,600

Non-Agency RMBS	13	51,092	4,184	35,543	90,832
Non-Agency RMBS Interest- Only Strips	—	—	—	8,722	8,722
Non-Agency CMBS	—	60,583	139,209	78,812	278,604
Subtotal Non-Agency	13	111,675	143,393	123,077	378,158

Other securities	—	99,062	—	23,003	122,065
Total	$1,605,249	$831,875	$393,110	$528,589	$3,358,823

The following tables present the gross unrealized losses and estimated fair value of the Company’s MBS and other securities by length of time that such securities have been in a continuous unrealized loss position at March 31, 2018 and December 31, 2017 (dollars in thousands):

	March 31, 2018
	Less than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Agency RMBS:
20-Year mortgage	$48,115	$(331)	25	$—	$—	—	$48,115	$(331)	25
30-Year mortgage	209,079	(3,330)	28	1,478	(167)	5	210,557	(3,497)	33
40-Year mortgage	355,972	(9,924)	2	—	—	—	355,972	(9,924)	2
Agency RMBS Interest-Only Strips	3,401	(379)	9	2,325	(127)	4	5,726	(506)	13
Agency CMBS	2,033,383	(47,244)	130	—	—	—	2,033,383	(47,244)	130
Subtotal Agency	2,649,950	(61,208)	194	3,803	(294)	9	2,653,753	(61,502)	203

Non-Agency RMBS	44,566	(12)	5	—	—	—	44,566	(12)	5
Non-Agency RMBS Interest-Only Strips	1,014	(22)	2	—	—	—	1,014	(22)	2
Non-Agency CMBS	137,078	(1,825)	16	114,758	(11,973)	32	251,836	(13,798)	48
Subtotal Non-Agency	182,658	(1,859)	23	114,758	(11,973)	32	297,416	(13,832)	55

Other securities	9,113	(30)	1	—	—	—	9,113	(30)	1
Total	$2,841,721	$(63,097)	218	$118,561	$(12,267)	41	$2,960,282	$(75,364)	259

	December 31, 2017
	Less than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Agency RMBS:
20-Year mortgage	$3,000	$(12)	3	$—	$—	—	$3,000	$(12)	3
30-Year mortgage	44,072	(291)	7	1,632	(135)	5	45,704	(426)	12
40-Year mortgage	283,187	(1,876)	1	—	—	—	283,187	(1,876)	1
Agency RMBS Interest-Only Strips	3,095	(142)	6	1,703	(49)	3	4,798	(191)	9
Agency CMBS	955,559	(9,394)	57	—	—	—	955,559	(9,394)	57
Subtotal Agency	1,288,913	(11,715)	74	3,335	(184)	8	1,292,248	(11,899)	82

Non-Agency RMBS	28,508	(161)	3	—	—	—	28,508	(161)	3
Non-Agency RMBS Interest-Only Strips	8,722	(16)	3	—	—	—	8,722	(16)	3
Non-Agency CMBS	69,661	(1,753)	15	119,729	(13,379)	35	189,390	(15,132)	50
Subtotal Non-Agency	106,891	(1,930)	21	119,729	(13,379)	35	226,620	(15,309)	56

Other securities	23,800	(187)	3	—	—	—	23,800	(187)	3
Total	$1,419,604	$(13,832)	98	$123,064	$(13,563)	43	$1,542,668	$(27,395)	141

At March 31, 2018, the Company did not intend to sell any of its MBS and other securities that were in an unrealized loss position, and it is “more likely than not” that the Company will not be required to sell these MBS and other securities before recovery of their amortized cost basis, which may be at their maturity.

Generally, the Company’s records OTTI when the credit quality of the underlying collateral deteriorates and or the scheduled payments are faster than previously projected.   The credit deterioration could be as a result of, but not limited to, increased projected realized losses, foreclosures, delinquencies and the likelihood of the borrower being able to make payments in the future.  Generally, a prepayment occurs when a loan has a higher interest rate relative to current interest rates and lenders are willing to extend credit at the lower current interest rate or the underlying collateral for the loan is sold or transferred. Refer to Note 2 "Summary of Significant Accounting Policies - Mortgage-Backed Securities and Other Securities."

The following table presents the OTTI the Company recorded on its securities portfolio (dollars in thousands):

	Three months ended March 31, 2018	Three months ended March 31, 2017
Agency RMBS	$142	$499
Non-Agency RMBS	91	—
Non-Agency CMBS	2,683	4,334
Other securities	—	1,264
Total	$2,916	$6,097

The following table presents components of interest income on the Company’s MBS and other securities (dollars in thousands) for the three months ended March 31, 2018 and March 31, 2017, respectively:

	For the three months ended March 31, 2018			For the three months ended March 31, 2017
	Coupon Interest	Net (Premium Amortization/Amortization Basis) Discount Amortization	Interest Income	Coupon Interest	Net (Premium Amortization/Amortization Basis) Discount Amortization	Interest Income
Agency RMBS	$7,124	$(1,269)	$5,855	$11,322	$(4,028)	$7,294
Agency CMBS	15,998	120	16,118	4,905	269	5,174
Non-Agency RMBS	1,420	132	1,552	3,353	(461)	2,892
Non-Agency CMBS	4,813	1,896	6,709	5,520	2,169	7,689
Other securities	3,756	(1,362)	2,394	1,407	821	2,228
Total	$33,111	$(483)	$32,628	$26,507	$(1,230)	$25,277

The following table presents the sales and realized gain (loss) of the Company’s MBS and other securities (dollars in thousands) for the three months ended March 31, 2018 and March 31, 2017, respectively:

	For the three months ended March 31, 2018				For the three months ended March 31, 2017
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Agency RMBS	$1,250	$18	$—	$18	$550,351	$3,531	$(3,640)	$(109)
Non-Agency RMBS(1)	4,200	894	—	894	243,811	24,389	(2,242)	22,147
Non-Agency CMBS	6,321	61	(398)	(337)	19,817	6	(732)	(726)
Other securities	—	—	—	—	22,946	—	(54)	(54)
Total	$11,771	$973	$(398)	$575	$836,925	$27,926	$(6,668)	$21,258

(1)
For the three months ended March 31, 2017, excludes proceeds for Non-Agency RMBS Interest-Only Strips, accounted for as derivatives, of approximately $2.2 million, gross realized gains of $274 thousand and gross realized losses of $180 thousand.

 Unconsolidated CMBS VIEs

The Company’s economic interests held in unconsolidated CMBS VIEs are limited in nature to those of a passive holder of CMBS issued by securitization trusts; the Company was not involved in the design or creation of the securitization trusts which issued its investments in MBS. The Company evaluates the CMBS VIE's for consolidation in which it owns the most subordinate tranche or a portion of the controlling class. As of March 31, 2018 , the Company held four variable interest in CMBS VIE's and had three variable interests in CMBS VIE's as of December 31, 2017, in which it either owned the most subordinate class or a portion of the controlling class. The Company determined it was not the primary beneficiary and accordingly, the CMBS VIEs were not consolidated in the Company’s consolidated financial statements. As of March 31, 2018 and December 31, 2017, the Company’s maximum exposure to loss from these variable interests did not exceed the carrying value of these investments of $81.2 million and $62.1 million. These investments are classified in "Non-Agency mortgage-backed securities, at fair value" in the Company’s Consolidated Balance Sheets. Further, as of March 31, 2018 and December 31, 2017, the Company had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

Note 5 — Residential Whole-Loans and Bridge Loans

Residential Whole-Loan Trust

The consolidated financial statements include the consolidation of a residential whole-loan trust that met the definition of a VIE related to the acquisition of Residential Whole-Loans in which the Company has determined itself to be the primary beneficiary of such trust. The Company determined that it was the primary beneficiary of the Residential Whole-Loan trust because it was involved in certain aspects of the design of the trust, has certain oversight rights on defaulted assets and has other significant decision making powers. In addition, the Company has the obligation to absorb losses to the extent of its ownership interest and the right to receive benefits from the trust that could potentially be significant to the trust.  The trust has issued a trust certificate that is wholly owned by the Company and represents the entire beneficial interest in pools of Residential Whole-Loans held by the trust. As of March 31, 2018, the Company financed the trust certificate with $232.4 million of repurchase borrowings, which is a liability held outside the trust. The Company classifies the underlying Residential Whole-Loans owned by the trust in "Residential Whole-Loans, at fair value" in the Consolidated Balance Sheets and has eliminated the intercompany trust certificate in consolidation.

Residential Bridge Loan Trust

In February 2017, Revolving Mortgage Investment Trust 2017-BRQ1 ("RMI Trust") issued a trust certificate to the Company, which represents the beneficial interest in pools of Residential Bridge Loans held by the trust. Residential Bridge Loans are mortgage loans secured by residences, typically short-term. The Company determined that RMI Trust was a VIE and itself the primary beneficiary because it was involved in certain aspects of the design of the trust, has certain oversight rights on defaulted assets and has other significant decision making powers. In addition, the Company has the obligation to absorb losses to the extent of its ownership interest and the right to receive benefits from the trust that could potentially be significant to the trust. As of March 31, 2018, the Company financed the trust certificate with $153.9 million of repurchase borrowings, which is a liability held outside the trust. The Company classifies both the underlying Residential Bridge Loans carried at amortized cost and the Residential Bridge Loans that it elected the fair value option in "Residential Bridge Loans" in the Consolidated Balance Sheets. The Company has eliminated the intercompany trust certificate in consolidation.

Consolidated Residential Whole-Loan and Residential Bridge Loan Trusts

The Company assesses modifications to VIEs on an ongoing basis to determine if a significant reconsideration event has occurred that would change the Company’s initial consolidation assessment.  The consolidated Residential Whole-Loan Trust holds 731 Residential Whole-Loans and the consolidated Bridge Loan Trust holds 528 Residential Bridge Loans and 13 Residential Whole-Loans as of March 31, 2018.

The following table presents a summary of the assets and liabilities of the consolidated Residential Whole-Loan and Residential Bridge Loan trusts included in the Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017 (dollars in thousands).

	March 31, 2018	December 31, 2017
Cash and cash equivalents	$227	$—
Residential Whole-Loans, at fair value ($296,719 and $237,423 pledged as collateral, at fair value, respectively)	296,719	237,423
Residential Bridge Loans ($129,469 and $64,526 at fair value and $159,646 and $106,673 pledged as collateral, respectively)	159,646	106,673
Investment related receivable	18,825	7,665
Accrued interest receivable	4,408	3,197
Other assets	57	—
Total assets	$479,882	$354,958
Accounts payable and accrued expenses	449	188
Other liabilities	730	—
Total liabilities	$1,179	$188

The Company’s risk with respect to its investment in each residential loan trust is limited to its direct ownership in the trust. The Residential Whole-Loans and Residential Bridge Loans held by the consolidated trusts are held solely to satisfy the liabilities of the trust, and creditors of the trust have no recourse to the general credit of the Company. The Company is not contractually required and has not provided any additional financial support to the trusts for the three months ended March 31, 2018 and March 31, 2017.

The following table presents the components of the carrying value of Residential Whole-Loans and Residential Bridge Loans as of March 31, 2018 and December 31, 2017 (dollars in thousands):

	Residential Whole-Loans, at Fair Value		Residential Bridge Loans, at Fair Value(1)		Residential Bridge Loans, at Amortized Cost(1)
	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Principal balance	$291,161	$232,270	$128,640	$63,802	$30,138	$42,066
Unamortized premium	3,413	2,021	749	293	74	122
Unamortized discount	(1,388)	(1,190)	(326)	(128)	(35)	(41)
Amortized cost	293,186	233,101	129,063	63,967	30,177	42,147
Gross unrealized gains	4,174	4,463	989	655	N/A	N/A
Gross unrealized losses	(641)	(141)	(583)	(96)	N/A	N/A
Fair value	$296,719	$237,423	$129,469	$64,526	N/A	N/A

(1) These loans are classified in Residential Bridge Loans in the consolidated balance sheets

Residential Whole-Loans

The Residential Whole-Loans are comprised of non-qualifying, mostly adjustable rate mortgages with low loan to values (or “LTV”).  The following tables present certain information about the Company’s Residential Whole-Loan investment portfolio at March 31, 2018 and December 31, 2017 (dollars in thousands):

March 31, 2018
			Weighted Average
Current Coupon Rate	Number of Loans	Principal Balance	Original LTV	Original FICO Score(1)	Expected Life (years)	Contractual Maturity (years)	Coupon Rate
3.01 – 4.00%	143	$56,126	55.7%	750	1.6	28.8	3.9%
4.01– 5.00%	433	166,871	59.0%	734	1.6	27.3	4.7%
5.01 – 6.00%	160	64,689	56.9%	736	1.8	27.4	5.3%
6.01 – 7.00%	6	3,023	68.4%	740	1.5	22.7	6.2%
7.01 - 8.00%	1	358	70.0%	777	2.2	29.8	7.2%
8.01 - 9.00%	1	94	70.0%	689	2.2	29.8	8.4%
Total	744	$291,161	58.0%	738	1.7	27.6	4.7%

(1)
The original FICO score is not available for 138 loans with a principal balance of approximately $54 million at March 31, 2018. The Company has excluded these loans from the weighted average computations.

December 31, 2017
			Weighted Average
Current Coupon Rate	Number of Loans	Principal Balance	Original LTV	Original FICO Score(1)	Expected Life (years)	Contractual Maturity (years)	Coupon Rate
3.01 – 4.00%	142	$55,593	55.5%	751	1.7	29.1	3.9%
4.01– 5.00%	338	125,860	56.9%	725	1.4	26.5	4.5%
5.01 – 6.00%	132	48,553	58.2%	728	1.6	27.0	5.2%
6.01 – 7.00%	4	2,264	71.1%	758	1.3	20.5	6.3%
Total	616	$232,270	57.0%	734	1.5	27.1	4.5%

(1)
The original FICO score is not available for 141 loans with a principal balance of approximately $56.5 million at December 31, 2017. The Company has excluded these loans from the weighted average computations.

The following table presents the various states across the United States in which the collateral securing the Company’s Residential Whole-Loans at March 31, 2018 and December 31, 2017, based on principal balance, is located (dollars in thousands):

March 31, 2018			December 31, 2017
State	State Concentration	Principal Balance	State	State Concentration	Principal Balance
California	64.5%	$187,726	California	62.2%	$144,321
New York	21.8%	63,493	New York	24.4%	56,631
Georgia	4.1%	11,877	Georgia	4.3%	10,061
Washington	3.5%	10,292	Washington	4.0%	9,244
Massachusetts	3.0%	8,849	Massachusetts	3.9%	9,114
Other	3.1%	8,924	Other	1.2%	2,899
Total	100.0%	$291,161	Total	100.0%	$232,270

Residential Bridge Loans

The Residential Bridge Loans are comprised of short-term non-owner occupied fixed rate loans secured by single or multi-unit residential properties, with LTVs generally not to exceed 85%. The following tables present certain information about the Company’s Residential Bridge Loan investment portfolio at March 31, 2018 and December 31, 2017 (dollars in thousands):

March 31, 2018
			Weighted Average
Current Coupon Rate	Number of Loans	Principal Balance	Original LTV	Contractual Maturity (months)	Coupon Rate
6.01 - 7.00%	37	$10,767	66.8%	9.8	6.7%
7.01 – 8.00%	101	31,471	66.7%	9.1	7.7%
8.01 – 9.00%	163	53,300	70.1%	10	8.7%
9.01 – 10.00%	155	44,781	69.5%	8.5	9.6%
10.01 – 11.00%	45	11,457	70.3%	6.0	10.7%
11.01 - 12.00%	5	1,933	80.9%	8.4	11.4%
12.01 - 13.00%	4	671	64.8%	9.8	12.8%
14.01 - 15.00%	3	1,215	80.7%	8.7	15.0%
17.01 – 18.00%	15	3,183	74.6%	9.9	18.0%
Total	528	$158,778	69.3%	9.1	9.1%

December 31, 2017
			Weighted Average
Current Coupon Rate	Number of Loans	Principal Balance	Original LTV	Contractual Maturity (months)	Coupon Rate
5.01 - 6.00%	9	$4,016	64.5%	10.8	5.9%
6.01 - 7.00%	64	18,420	67.8%	10.6	6.7%
7.01 – 8.00%	98	25,608	66.4%	9.5	7.6%
8.01 – 9.00%	56	19,728	70.3%	11.9	8.9%
9.01 – 10.00%	67	25,001	73.3%	6.8	9.7%
10.01 – 11.00%	36	10,656	75.4%	5.0	10.8%
11.01 - 12.00%	2	919	89.8%	8.2	11.4%
17.01 – 18.00%	8	1,520	73.8%	5.9	18.0%
Total	340	$105,868	70.1%	9.0	8.6%

The following table presents the U.S. states in which the collateral securing the Company’s Residential Bridge Loans at March 31, 2018, based on principal balance, is located (dollars in thousands):

March 31, 2018			December 31, 2017
State	Concentration	Principal Balance	State	Concentration	Principal Balance
California	40.3%	$64,085	California	48.2%	$51,080
Florida	9.7%	15,510	Florida	13.4%	14,199
Texas	7.4%	11,780	Washington	6.3%	6,645
New York	7.3%	11,647	New York	4.4%	4,703
Washington	5.1%	8,095	Texas	4.4%	4,660
Other	30.2%	47,661	Other	23.3%	24,581
Total	100.0%	$158,778	Total	100.0%	$105,868

Non-performing Loans

Residential Whole-Loans

As of March 31, 2018, there was one Residential Whole-Loan in non-accrual status with a current unpaid principal balance of $579 thousand and a fair value of $569 thousand. This nonperforming loan represents approximately 0.2% of the total outstanding principal balance. No allowance and provision for credit losses was recorded for this loan as of and for the three months ended March 31, 2018 since the Company elected the fair value option. The Company stopped accruing interest income for this loan when it became contractually 90 days delinquent.

Residential Bridge Loans

As of March 31, 2018, there were 13 Residential Bridge Loans, which are carried at amortized cost, in non-accrual status with an unpaid principal balance of approximately $3.4 million. These nonperforming loans represent approximately 2.1% of the total outstanding principal balance. These loans are collateral dependent with a weighted average original LTV of 76%. No allowance and provision for credit losses was recorded for these loans as of and for the three months ended March 31, 2018 since the fair value of the collateral balance less the cost to sell was in excess of the outstanding principal and interest balances.

Note 6 — Commercial Real Estate Investments

Securitized Commercial Loans

Securitized commercial loans is comprised of commercial loans from consolidated third party sponsored CMBS VIE's. At March 31, 2018 the Company had variable interests in two CMBS VIE's CMSC Trust 2015 - Longhouse MZ and RETL 2018- RVP that it determined it was the primary beneficiary and was required to consolidate. The commercial loans that serves as collateral for the securitized debt issued by these VIE's and can only be used to settle the securitized debt. Refer to Note 7 - "Financings" for details on the associated securitized debt. The Company assesses modifications to VIEs on an ongoing basis to determine if a significant reconsideration event has occurred that would change the Company’s initial consolidation assessment.

CMSC Trust 2015 - Longhouse MZ

In November 2015, the Company acquired a $14.0 million interest in the trust certificate issued by CMSC Trust 2015 - Longhouse MZ (“CMSC Trust”), with a fair value of $13.9 million at March 31, 2018. The Company determined that CMSC Trust was a VIE and itself the primary beneficiary because it was involved in certain aspects of the design of the trust, has certain oversight rights on defaulted assets and has other significant decision making powers. In addition, the Company has the obligation to absorb losses to the extent of its ownership interest and the right to receive benefits from the trust that the Company believes could potentially be significant to the trust. As the primary beneficiary the Company was required to consolidate CMSC Trust and accordingly its $14.0 million investment in CMSC Trust was eliminated in consolidation. The CMSC Trust holds a $24.8 million mezzanine loan collateralized by interests in commercial real estate.  The mezzanine loan serves as collateral for the $24.7 million of trust certificates issued. Refer to Note 7 - "Financings" for details on the associated securitized debt.

RETL 2018-RVP

In March 2018, the Company acquired a $67.8 million interest in the trust certificate issued by RETL 2018-RVP (“RETL Trust”), which represents the 5% eligible horizontal residual interest under the Credit Risk Retention Rules of Section 15G of the Exchange Act. Under the credit risk retention rules the Company must retain its investment for five years and is limited in its ability to finance and hedge its investment. The trust certificate's pass-through rate is one month LIBOR plus 9.5%. The fair value of the Company's interest in the trust is $68.1 million at March 31, 2018. The Company determined that RETL Trust was a VIE and itself the primary beneficiary because its Manager was involved in certain aspects of the design of the trust and the Company together with other related party entities own more than 50% of the controlling class. The owner of 50% or more of the controlling class has certain oversight rights on defaulted assets and has other significant decision making powers. In addition, the Company has the obligation to absorb losses to the extent of its ownership interest from the trust that the Company believes could potentially be significant to the trust. As the primary beneficiary the Company was required to consolidate RETL and accordingly its $67.8 million investment in RETL was eliminated in consolidation. The RETL Trust holds a $1.35 billion commercial loan collateralized by first mortgages, deeds of trusts and interests in commercial real estate.  The loan's stated maturity date is February 9, 2021 (subject to the borrower's option to extend the initial stated maturity date for two successive one-year terms) and bears an interest rate of one month LIBOR plus 3.15%. The commercial loan serves as collateral for the $1.35 billion of securitized debt issued. Refer to Note 7 - "Financings" for details on the associated securitized debt.

Commercial Loans

Revolving Small Balance Commercial Trust 2018-1

In March 2018, the Company formed the Revolving Small Balance Commercial Trust 2018-1 ("RSBC Trust") to acquire a $20.6 million first lien commercial mortgage loan collateralized by three senior care living facilities. The loan matures on March 6, 2019 and bears an interest rate of one month LIBOR plus 4.75%. The Company determined that the wholly owned RSBC Trust was a VIE and itself the primary beneficiary because it was involved in the design of the trust and holds significant decision making powers. In addition, the Company has the obligation to absorb losses to the extent of its ownership interest and the right to receive benefits from the trust that could potentially be significant to the trust. As of March 31, 2018, the Company financed the trust certificate with $12.3 million of repurchase borrowings, which is a liability held outside the trust.

Commercial Mezzanine Loan

In March 2018, the Company acquired a $20.0 million mezzanine loan secured by partnership interest in an entity that owns a hotel. The mezzanine loan has a maturity date of December 9, 2019 with three one year extension options and bears an interest rate of one month LIBOR plus 6.5%.

Consolidated Commercial Loan Trusts

The Company assesses modifications to VIEs on an ongoing basis to determine if a significant reconsideration event has occurred that would change the Company’s initial consolidation assessment.  The three consolidated commercial loan trusts, CMSC Trust, RETL Trust and RSBC Trust collectively hold three commercial loans as of March 31, 2018.

The following table presents a summary of the assets and liabilities of the three consolidated commercial loan trusts included in the Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017 (dollars in thousands).

	March 31, 2018	December 31, 2017
Restricted cash	$37,034	$—
Securitized commercial loans, at fair value	1,383,044	24,876
Commercial Loans, at fair value	20,534	—
Accrued interest receivable	1,181	161
Total assets	$1,441,793	$25,037
Securitized debt, at fair value	$1,301,050	$10,945
Accrued interest payable	887	70
Accounts payable and accrued expenses	6	1
Other liabilities	37,034	—
Total liabilities	$1,338,977	$11,016

The Company’s risk with respect to its investment in each commercial loan trust is limited to its direct ownership in the trust. The commercial loans held by the consolidated trusts are held solely to satisfy the liabilities of the trust, and creditors of the trust have no recourse to the general credit of the Company. The assets of a consolidated trust can only be used to satisfy the obligations of that trust. The Company is not contractually required and has not provided any additional financial support to the trusts for the three months ended March 31, 2018 and March 31, 2017.  The Company did not deconsolidate any trusts during the three months ended March 31, 2018 and March 31, 2017.

The following table presents the components of the carrying value of the commercial real estate loans as of March 31, 2018 and December 31, 2017 (dollars in thousands):

	CMSC Trust Securitized Commercial Loan, at Fair Value		RETL Trust Securitized Commercial Loan, at Fair Value		RSBC Trust Commercial Loan, at Fair Value		Commercial Mezzanine Loan, at Fair Value
	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Principal balance	$24,746	$24,846	$1,350,000	$—	$20,638	$—	$20,000	$—
Unamortized premium	—	—	3,019	—	—	—	—	—
Unamortized discount	—	—	—	—	(104)	—	(120)	—
Amortized cost	24,746	24,846	1,353,019	—	20,534	—	19,880	—
Gross unrealized gains	24	30	5,255	—	—	—	41	—
Gross unrealized losses	—	—	—	—	—	—	—	—
Fair value	$24,770	$24,876	$1,358,274	$—	$20,534	$—	$19,921	$—

Note 7— Financings

Borrowings Under Repurchase Agreements

The Company primarily finances its investment acquisitions with repurchase agreements. The repurchase agreements bear interest at a contractually agreed-upon rate and typically have terms ranging from one month to three months.  The Company’s repurchase agreement borrowings are accounted for as secured borrowings when the Company maintains effective control of the financed assets.  Under the repurchase agreements, the respective counterparties retain the right to determine the fair value of the underlying collateral. A reduction in the value of pledged assets requires the Company to post additional securities as collateral, pay down borrowings or establish cash margin accounts with the counterparties in order to re-establish the agreed-upon collateral requirements, and is referred to as a margin call.  The inability of the Company to post adequate collateral for a margin call by a counterparty, in a timeframe as short as the close of the same business day, could result in a condition of default under the Company’s repurchase agreements, thereby enabling the counterparty to liquidate the collateral pledged by the Company, which may have a material adverse effect on the Company’s financial position, results of operations and cash flows.  Under the terms of the repurchase agreements the Company may rehypothecate pledged U.S. Treasury securities it receives from its repurchase agreement as incremental collateral in order to increase the Company’s cash position.  At March 31, 2018 and December 31, 2017, the Company did not have any rehypothecated U.S. Treasury securities.

     Certain of the repurchase agreements provide the counterparty with the right to terminate the agreement if the Company does not maintain certain equity and leverage metrics, the most restrictive of which include a limit on leverage based on the composition of the Company’s portfolio.   For all the repurchase agreements with outstanding borrowings, the Company was in compliance with the terms of such financial tests as of March 31, 2018.

As of March 31, 2018, the Company had master repurchase agreements with 28 counterparties.  As of March 31, 2018, the Company had borrowings under repurchase agreements with 17 counterparties.  The following table summarizes certain characteristics of the Company’s repurchase agreements at March 31, 2018 and December 31, 2017 (dollars in thousands):

	March 31, 2018			December 31, 2017
Securities Pledged	Repurchase Agreement Borrowings	Weighted Average Interest Rate on Borrowings Outstanding at end of period	Weighted Average Remaining Maturity (days)	Repurchase Agreement Borrowings	Weighted Average Interest Rate on Borrowings Outstanding at end of period	Weighted Average Remaining Maturity (days)
Agency RMBS	$630,980	1.92%	65	$665,919	1.62%	61
Agency CMBS	2,073,029	1.81%	56	2,035,222	1.53%	53
Non-Agency RMBS	104,580	3.19%	28	46,530	2.76%	41
Non-Agency CMBS	252,121	3.42%	57	154,325	2.98%	40
Residential Whole-Loans (1)	234,675	4.13%	30	189,270	3.66%	8
Residential Bridge Loans (1)	151,555	4.40%	59	100,183	4.05%	59
Commercial loans (1)	12,321	4.61%	73	—	—%	—
Securitized commercial loans (1)	7,631	3.72%	26	—	—%	—
Other securities	90,028	3.42%	34	60,237	2.94%	23
Borrowings under repurchase agreements	$3,556,920	2.31%	55	$3,251,686	1.86%	51

(1)	Repurchase agreement borrowings on loans owned are through trust certificates. The trust certificates are eliminated upon consolidation.

For the three months ended March 31, 2018 and the year ended December 31, 2017, the Company had average borrowings under its repurchase agreements of approximately $3.3 billion and $2.7 billion, respectively, and had a maximum month-end balance during the periods of approximately $3.6 billion and $3.3 billion, respectively.  The Company had accrued interest payable at March 31, 2018 and December 31, 2017 of approximately $9.0 million and $6.3 million, respectively.

      At March 31, 2018 and December 31, 2017, repurchase agreements collateralized by investments had the following remaining maturities:

(dollars in thousands)	March 31, 2018	December 31, 2017
Overnight	$—	$—
1 to 29 days	744,227	1,387,599
30 to 59 days	826,875	665,656
60 to 89 days	1,972,766	871,819
90 to 119 days	—	—
Greater than or equal to 120 days	13,052	326,612
Total	$3,556,920	$3,251,686

At March 31, 2018, the following table reflects amounts of collateral at risk under its repurchase agreements greater than 10% of the Company's equity with any counterparty (dollars in thousands):

	March 31, 2018
Counterparty	Amount of Collateral at Risk, at fair value	Weighted Average Remaining Maturity (days)	Percentage of Stockholders’ Equity
UBS AG, London Branch	$72,931	31	15.4%
Credit Suisse AG, Cayman Islands Branch	63,356	30	13.4%

Collateral for Borrowings under Repurchase Agreements

The following table summarizes the Company’s collateral positions, with respect to its borrowings under repurchase agreements at March 31, 2018 and December 31, 2017 (dollars in thousands):

	March 31, 2018			December 31, 2017
	Assets Pledged	Accrued Interest	Assets Pledged and Accrued Interest	Assets Pledged	Accrued Interest	Assets Pledged and Accrued Interest
Assets pledged for borrowings under repurchase agreements:
Agency RMBS, at fair value	$656,799	$2,527	$659,326	$690,255	$2,601	$692,856
Agency CMBS, at fair value	2,163,961	5,653	2,169,614	2,143,340	5,454	2,148,794
Non-Agency RMBS, at fair value	141,171	696	141,867	58,127	160	58,287
Non-Agency CMBS, at fair value	331,441	1,667	333,108	208,062	1,100	209,162
Residential Whole-Loans, at fair value (1)	296,719	2,153	298,872	237,423	1,754	239,177
Residential Bridge Loans (1)	159,646	2,255	161,901	106,673	1,443	108,116
Commercial Loans, at fair value (1)	20,534	93	20,627	—	—	—
Securitized commercial loans, at fair value (1)	13,871	89	13,960	—	—	—
Other securities, at fair value	131,467	210	131,677	89,823	105	89,928
Cash (2)	36,642	—	36,642	23,591	—	23,591
Total	$3,952,251	$15,343	$3,967,594	$3,557,294	$12,617	$3,569,911

(1)	Loans owned through trust certificates are pledged as collateral. The trust certificates are eliminated upon consolidation.

(2)	Cash posted as collateral is included in "Due from counterparties" in the Company’s Consolidated Balance Sheets.

A reduction in the value of pledged assets typically results in the repurchase agreement counterparties initiating a margin call.  At March 31, 2018 and December 31, 2017, investments held by counterparties as security for repurchase agreements totaled approximately $3.9 billion and approximately $3.5 billion, respectively.  Cash collateral held by counterparties at March 31, 2018 and December 31, 2017 was approximately $36.6 million and approximately $23.6 million, respectively.  Cash posted by repurchase agreement counterparties at March 31, 2018 and December 31, 2017, was $0 and approximately $1.5 million, respectively.  In addition, at March 31, 2018 and December 31, 2017, the Company held securities with a fair value of $2.2 million and $306 thousand, respectively, received as collateral from its repurchase agreement counterparties to satisfy margin requirements.  The Company has the ability to repledge collateral received from its repurchase counterparties.

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

Securitized Debt

CMSC Trust 2015 - Longhouse MZ

CMSC Trust issued $25.0 million in commercial pass-through certificates. The outstanding balance of the trust certificates was $24.7 million at March 31, 2018, with a fair value of $24.7 million. The trust certificates bear a fixed interest rate of 8.9% and mature on July 6, 2020. The Company owns $13.9 million of the trust certificates which was eliminated in consolidation and the remaining $10.9 million is held by related parties and is carried at a fair value of $10.9 million.

RETL 2018-RVP

The following table summarizes RETL Trust's commercial mortgage pass-through certificates at March 31, 2018 (dollars in thousands):

Classes	Principal Balance	Coupon	Fair Value	Contractual Maturity
Class A	524,000	2.9%	526,460	2/15/2021
Class B	159,200	3.5%	159,199	2/15/2021
Class C	137,900	3.8%	138,658	2/15/2021
Class D	121,900	4.5%	121,899	2/15/2021
Class E	165,500	6.3%	167,251	2/15/2021
Class F	160,300	7.8%	160,299	2/15/2021
Class G	13,400	9.3%	13,400	2/15/2021
Class HRR	67,800	11.3%	68,122	2/15/2021
Class X-CP(1)	N/A	2.6%	2,972	3/11/2019
Class X-EXT(1)	N/A	—%	12	2/15/2021
	$1,350,000		$1,358,273

(1) Class X-CP and Class X-EXT are interest only classes with a notional balance of $121.0 million each.

The Company owns the HRR certificates which are eliminated in consolidation. Of the remaining $1.28 billion in trust certificates, $356.7 million is owned by related parties and $925.5 million owned by third parties. The securitized debt of the RETL Trust can only be settled with the commercial loan that serves as collateral for the securitized debt and is non-recourse to the Company.

Note 8 — Derivative Instruments

The Company’s derivatives may include interest rate swaps, options, futures contracts, currency swaps and forwards, TBAs, Agency and Non-Agency Interest-Only Strips that are classified as derivatives, credit default swaps and total return swaps.

The following table summarizes the Company’s derivative instruments at March 31, 2018 and December 31, 2017 (dollars in thousands):

			March 31, 2018		December 31, 2017
Derivative Instrument	Accounting Designation	Consolidated Balance Sheets Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate swaps, asset	Non-Hedge	Derivative assets, at fair value	$600,000	$113	$—	$—
Options, asset	Non-Hedge	Derivative assets, at fair value	400,000	63	320,000	100
Futures contracts, asset	Non-Hedge	Derivative assets, at fair value	238,200	1,555	480,000	628
TBA securities, asset	Non-Hedge	Derivative assets, at fair value	1,050,000	622	—	—
Total derivative instruments, assets				2,353		728

Interest rate swaps, liability	Non-Hedge	Derivative liability, at fair value	2,607,300	(2,947)	3,252,200	(4,191)
Options, liability	Non-Hedge	Derivative liability, at fair value	400,000	(50)	320,000	(50)
Futures contracts, liability	Non-Hedge	Derivative liability, at fair value	761,500	(425)	—	—
Credit default swaps, liability	Non-Hedge	Derivative liability, at fair value	14,810	(110)	14,815	(95)
TBA securities, liability	Non-Hedge	Derivative liability, at fair value	350,000	(157)	125,000	(10)
Total derivative instruments, liabilities				(3,689)		(4,346)
Total derivative instruments, net				$(1,336)		$(3,618)

The following tables summarize the effects of the Company’s derivative positions, including Interest-Only Strips characterized as derivatives and TBAs, which are reported in "Gain (loss) on derivative instruments, net" in the Consolidated Statements of Operations for the three months ended March 31, 2018 and March 31, 2017 (dollars in thousands):

	Realized Gain (Loss), net
Description	Other Settlements / Expirations	Variation Margin Settlement	Return (Recovery) of Basis	Mark-to-Market	Contractual interest income (expense), net(1)	Total
Three months ended March 31, 2018
Interest rate swaps	$(5)	$76,230	$81	$68	$(1,137)	$75,237
Interest-Only Strips— accounted for as derivatives	—	—	(1,191)	66	1,422	297
Options	(418)	—	—	212	—	(206)
Futures contracts	3,978	—	—	502	—	4,480
Credit default swaps	(19)	—	—	(15)	—	(34)
TBAs	(667)	—	—	475	—	(192)
Total	$2,869	$76,230	$(1,110)	$1,308	$285	$79,582

Three months ended March 31, 2017
Interest rate swaps	$3,749	$3,974	$169	$(2,466)	$(7,225)	$(1,799)
Interest rate swaptions	(115)	—	—	—	—	(115)
Interest-Only Strips— accounted for as derivatives	94	—	(1,565)	(1,298)	2,041	(728)
Options	(172)	—	—	(198)	—	(370)
Futures contracts	(6,638)	—	—	1,871	—	(4,767)
Foreign currency forwards	(23)	—	—	29	—	6
Total return swaps	(514)	—	—	1,214	231	931
TBAs	446	—	—	1,699	—	2,145
Total	$(3,173)	$3,974	$(1,396)	$851	$(4,953)	$(4,697)

At March 31, 2018 and December 31, 2017, the Company had cash pledged as collateral for derivatives which represents upfront cash collateral upon the Company entering into the derivative transaction and cash collateral for derivatives not cleared through the CME, of approximately $59.8 million and approximately $63.3 million, respectively, which is reported in "Due from counterparties" in the Consolidated Balance Sheets. Effective in January 2017, variation margin of CME cleared derivatives are treated as settlements of the derivative contract as opposed to cash collateral. The Company also held cash collateral against derivatives of $300 thousand and $0 at March 31, 2018 and December 31, 2017, respectively, which is reported in "Due to counterparties" in the Consolidated Balance Sheets.

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

Interest Rate Swaps

In April 2017, the Company restructured its hedge positions, effectively terminating fixed-pay interest rate swaps with a notional value of approximately $3.2 billion and variable-pay interest rate swaps with a notional value of approximately $2.0 billion to effectively hedge its debt and reduce swap related interest expense.

The following tables summarize the average fixed pay rate, average floating receive rate and average maturity for the Company’s interest rate swaps as of March 31, 2018 and December 31, 2017 (dollars in thousands):

	March 31, 2018
Remaining Interest Rate Swap Term	Notional Amount	Average Fixed Pay Rate	Average Floating Receive Rate	Average Maturity (Years)	Forward Starting (1)
Greater than 1 year and less than 3 years	$600,000	1.6%	2.0%	1.6	—%
Greater than 3 years and less than 5 years	850,000	2.0%	1.8%	4.1	—%
Greater than 5 years	1,757,300	2.5%	1.8%	10.2	88.3%
Total	$3,207,300	2.2%	1.8%	7.0	48.4%

	December 31, 2017
Remaining Interest Rate Swap Term	Notional Amount	Average Fixed Pay Rate	Average Floating Receive Rate	Average Maturity (Years)	Forward Starting (1)
Greater than 1 year and less than 3 years	$600,000	1.6%	1.5%	1.8	—%
Greater than 3 years and less than 5 years	960,000	2.0%	1.4%	4.3	—%
Greater than 5 years	1,692,200	2.5%	1.4%	10.5	90.2%
Total	$3,252,200	2.2%	1.4%	7.1	46.9%

(1) Represents the percentage of notional that is forward starting.

As of March 31, 2018 and December 31, 2017, the Company has entered into fixed-pay forward starting interest rate swaps of approximately $1.6 billion and $1.5 billion, respectively, which have weighted average forward starting dates of 1.0 month and 4.0 months, respectively.

Options

The Company may enter into options on U.S. Treasuries and Eurodollar. As of March 31, 2018, the Company had long position options on Eurodollar with a notional amount of $400.0 million and a fair value in an asset position of $63 thousand and short position options on Eurodollar with a notional amount of $400.0 million and a fair value in a liability position of $50 thousand. As of December 31, 2017, the Company had long position options on U.S. Treasuries with a notional amount of $320.0 million and a fair value in an asset position of $100 thousand and short position options on U.S. Treasuries with a notional amount of $320.0 million and a fair value in a liability position of $50 thousand.

Futures Contracts

The Company may enter into Eurodollar, Volatility Index, and U.S. Treasury futures. As of March 31, 2018, the Company had entered into contracts to buy or long positions for U.S. Treasuries with a notional amount of $119.7 million, a fair value in an asset position of $1.5 million and an expiration date of June 2018. As of March 31, 2018, the Company entered into contracts to sell or short positions for U.S. Treasuries with a notional amount of $480.0 million, a fair value in an asset position of $49 thousand and an expiration date of June 2018. In addition, the Company entered into contracts to sell or short positions for Eurodollar with a notional amount of $400.0 million, a fair value in a liability position of $400 thousand and an expiration date of December 2018 at March 31, 2018. As of December 31, 2017, the Company had entered into contracts to buy or long positions for U.S. Treasuries with a notional amount of $480.0 million, a fair value in an asset position of $628 thousand and an expiration date of March 2018.

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

The Company had no foreign currency swaps and forwards at March 31, 2018 and December 31, 2017.

To-Be-Announced Securities

The Company purchased or sold TBAs during the three months ended March 31, 2018 and the year ended December 31, 2017. The following is a summary of the Company's long and short TBA positions as of March 31, 2018 and December 31, 2017 reported in "Derivative assets, at fair value" and "Derivative liability, at fair value" in the Consolidated Balance Sheets (dollars in thousands):

	March 31, 2018		December 31, 2017
	Notional Amount	Fair Value	Notional Amount	Fair Value
Purchase contracts, asset	$700,000	$478	$—	$—
Sale contracts, asset	(350,000)	144	—	—
TBA securities, asset	350,000	622	—	—
Purchase contracts, liability	—	—	125,000	(10)
Sale contracts, liability	(350,000)	(157)	—	—
TBA securities, liability	(350,000)	(157)	125,000	(10)
TBA securities, net	$—	$465	$125,000	$(10)

The following table presents additional information about the Company’s contracts to purchase and sell TBAs for the three months ended March 31, 2018 and the year ended December 31, 2017 (dollars in thousands):

	Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount
	December 31, 2017			March 31, 2018
Purchase of TBAs	$125,000	$1,425,000	$(850,000)	$700,000
Sale of TBAs	$—	$1,550,000	$(850,000)	$700,000

	Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount
	December 31, 2016			December 31, 2017
Purchase of TBAs	$—	$5,843,200	$(5,718,200)	$125,000
Sale of TBAs	$—	$5,718,200	$(5,718,200)	$—

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

Credit Default Swaps

In 2017, the Company entered into credit default swaps with a notional amount of $14.8 million and a maturity date of May 2063. In the future, the Company may continue to enter into these type of credit derivatives. As of March 31, 2018 and December 31, 2017, the credit default swaps had a fair value in a liability position of $110 thousand and $95 thousand. Under these instruments, the Company makes a monthly premium payment over the term of the contract in exchange for the counterparty making a payment to the Company for losses of the reference securities, upon the occurrence of a specified credit event.

Note 9 — Offsetting Assets and Liabilities

The following tables present information about certain assets and liabilities that are subject to master netting agreements (or similar agreements) and can potentially be offset in the Company’s Consolidated Balance Sheets at March 31, 2018 and December 31, 2017 (dollars in thousands):

	March 31, 2018
	Gross Amounts	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
Description				Financial Instruments(1)	Cash Collateral (1)
Derivative Assets
Agency and Non-Agency Interest-Only Strips, accounted for as derivatives included in MBS	$15,051	$—	$15,051	$(12,755)	$—	$2,296
Derivative asset, at fair value(2)	2,353	—	2,353	(746)	(144)	1,463
Total derivative assets	$17,404	$—	$17,404	$(13,501)	$(144)	$3,759

Derivative Liabilities and Repurchase Agreements
Derivative liability, at fair value(2)(3)	$3,689	$—	$3,689	$(746)	$(2,943)	$—
Repurchase Agreements(4)	3,556,920	—	3,556,920	(3,556,920)	—	—
Total derivative liability	$3,560,609	$—	$3,560,609	$(3,557,666)	$(2,943)	$—

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

(3)	Cash collateral pledged against the Company’s derivative counterparties was approximately $59.8 million as of March 31, 2018.

(4)	The carrying value of investments pledged against the Company’s repurchase agreements was approximately $3.9 billion as of March 31, 2018.

	December 31, 2017
	Gross Amounts	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments(1)	Cash Collateral (1)
Derivative Assets
Agency and Non-Agency Interest-Only Strips, accounted for as derivatives included in MBS	$16,176	$—	$16,176	$(11,633)	$—	$4,543
Derivative asset, at fair value(2)	728	—	728	(50)	—	678
Total derivative assets	$16,904	$—	$16,904	$(11,683)	$—	$5,221

Derivative Liabilities and Repurchase Agreements
Derivative liability, at fair value(2)(3)	$4,346	$—	$4,346	$(50)	$(4,270)	$26
Repurchase Agreements(4)	3,251,686	—	3,251,686	(3,251,686)	—	—
Total derivative liability	$3,256,032	$—	$3,256,032	$(3,251,736)	$(4,270)	$26

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

(3)	Cash collateral pledged against the Company’s derivative counterparties was approximately $63.3 million as of December 31, 2017.

(4)	The carrying value of investments pledged against the Company’s repurchase agreements was approximately $3.5 billion as of December 31, 2017.

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

For the three months ended March 31, 2018 and March 31, 2017, the Company incurred approximately $2.2 million and approximately $2.5 million in management fee, respectively.

In addition to the management fee, the Company is also responsible for reimbursing the Manager for certain expenses paid by the Manager on behalf of the Company as defined in the Management Agreement.  For the three months ended March 31, 2018 and March 31, 2017, the Company recorded expenses included in general and administrative expenses totaling approximately $208 thousand and approximately $216 thousand, respectively, related to reimbursable employee costs. Any such expenses incurred by the Manager and reimbursed by the Company, including the employee compensation expense, are typically included in the Company’s general and administrative expenses in the Consolidated Statements of Operations.  At March 31, 2018 and December 31, 2017, approximately $4.1 million and approximately $1.9 million, respectively, for management fees incurred but not yet paid was included in "Payable to affiliate" in the Consolidated Balance Sheets.  In addition, at March 31, 2018 and December 31, 2017, approximately $138 thousand and approximately $99 thousand, respectively, of reimbursable costs incurred but not yet paid was included in "Payable to affiliate" in the Consolidated Balance Sheets.

Note 11 — Share-Based Payments

In conjunction with the Company’s IPO and concurrent private placement, the Company’s Board of Directors approved the Western Asset Mortgage Capital Corporation Equity Plan (the “Equity Plan”) and the Western Asset Manager Equity Plan (the

“Manager Equity Plan” and collectively the “Equity Incentive Plans”). The Equity Incentive Plans include provisions for grants of restricted common stock and other equity-based awards to the Manager, its employees and employees of its affiliates and to the Company’s directors, officers and employees. The Company can issue up to 3.0% of the total number of issued and outstanding shares of its common stock (on a fully diluted basis) at the time of each award (other than any shares previously issued or subject to awards made pursuant to one of the Company’s Equity Incentive Plans) under these Equity Incentive Plans. Approximately 725,969 of shares have been issued under the Equity Plans with 511,742 shares available for issuance, as of March 31, 2018.

Under the Equity Plan, the Company did not make any grants during the three months ended March 31, 2018 and it made the following grants during the year ended December 31, 2017:

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

During the three months ended March 31, 2018 and March 31, 2017, 66,667 and 133,334 restricted common shares vested, respectively, including shares whose issuance has been deferred under the Director Deferred Fee Plan. The Company recognized stock-based compensation expense of approximately $75 thousand and approximately $362 thousand for the three months ended March 31, 2018 and March 31, 2017, respectively. In addition, the Company had unamortized compensation expense of $27 thousand for equity awards and $0 for liability awards and $66 thousand for equity awards and approximately $111 thousand for liability awards at March 31, 2018 and December 31, 2017, respectively.

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

The following is a summary of restricted common stock vesting dates as of March 31, 2018 and December 31, 2017, including shares whose issuance has been deferred under the Director Deferred Fee Plan:

	March 31, 2018	December 31, 2017
Vesting Date	Shares Vesting	Shares Vesting
March 2018	—	66,667
June 2018	17,008	16,488
	17,008	83,155

The following table presents information with respect to the Company’s restricted stock for the three months ended March 31, 2018, including shares whose issuance has been deferred under the Director Deferred Fee Plan:

	Shares of Restricted Stock	Weighted Average Grant Date Fair Value (1)
Outstanding at beginning of period	725,449	$17.00
Granted (2)	520	9.84
Cancelled/forfeited	—	—
Outstanding at end of period	725,969	$17.00
Unvested at end of period	17,008	$10.28

(1)	The grant date fair value of restricted stock awards is based on the closing market price of the Company’s common stock at the grant date.

(2)	Included 520 shares of restricted stock attributed to dividends on restricted stock under the Director Deferred Fee Plan.

Note 12 — Stockholders’ Equity

Warrants

On May 9, 2012, the Company entered into agreements with certain institutional investors to sell 2,231,787 warrant units. Each warrant unit consists of one share of the Company’s common stock and a warrant to purchase 0.5 of a share of the Company’s common stock, subject to adjustment. As of March 31, 2018, the adjusted exercise price of the warrants was $16.70 and there were a total of 1,232,916 warrant shares purchasable. The warrants expire on May 15, 2019.

At-The-Market Program
In April 2017, the Company entered into an equity distribution agreement with JMP Securities LLC under which the Company may offer and sell up to $100.0 million of common stock in an At-The-Market equity offering. The Company has not sold any shares under this agreement.
Stock Repurchase Program

On December 21, 2017, the Board of Directors of the Company reauthorized its repurchase program of up to 2,100,000 shares of its common stock through December 31, 2019. The previous reauthorization announced on February 25, 2016 of the Company's repurchase program of up to 2,050,000 shares of its common stock expired on December 31, 2017.  Purchases made pursuant to the program will be made in the open market, in privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rules 10b5-1 and 10b-18 of the Securities and Exchange Commission. The authorization does not obligate the Company to acquire any particular amount of common shares and the program may be suspended or discontinued at the Company’s discretion without prior notice. The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors.  The Company has repurchased 240,122 shares of common stock pursuant to the authorization as of March 31, 2018. The repurchased stock was not retired and will be accounted for as treasury stock.

Dividends

The following table presents cash dividends declared and paid by the Company on its common stock:

Declaration Date	Record Date	Payment Date	Amount per Share	Tax Characterization
2018
March 22, 2018	April 2, 2018	April 26, 2018	$0.31	Not yet determined
2017
December 21, 2017	January 2, 2018	January 26, 2018	$0.31	Return of capital
September 21, 2017	October 2, 2017	October 26, 2017	$0.31	Return of capital
June 20, 2017	June 30, 2017	July 26, 2017	$0.31	Return of capital
March 23, 2017	April 3, 2017	April 26, 2017	$0.31	Ordinary income

Note 13 — Net Income per Common Share

The table below presents basic and diluted net income per share of common stock using the two-class method for the three months ended March 31, 2018 and March 31, 2017 (dollars, other than shares and per share amounts, in thousands):

	For the three months ended March 31, 2018	For the three months ended March 31, 2017
Numerator:
Net income attributable to common stockholders and participating securities for basic and diluted earnings per share	$21,729	$20,242
Less:
Dividends and undistributed earnings allocated to participating securities	63	100
Net income allocable to common stockholders — basic and diluted	$21,666	$20,142

Denominator:
Weighted average common shares outstanding for basic earnings per share	41,723,937	41,765,726
Weighted average common shares outstanding for diluted earnings per share	41,723,937	41,765,726
Basic earnings per common share	$0.52	$0.48
Diluted earnings per common share	$0.52	$0.48

For the three months ended March 31, 2018 and March 31, 2017, the Company excluded the effects of the warrants and the convertible senior unsecured notes from the computation of diluted earnings per share since the average market value per share of the Company’s common stock was below the exercise price of the warrants and the convertible senior unsecured notes.

Note 14 — Income Taxes

As a REIT, the Company is not subject to federal income tax to the extent that it makes qualifying distributions to its stockholders and satisfies on a continuing basis, through actual investment and operating results, the REIT requirements including certain asset, income and stock ownership tests.

Based on the Company’s analysis of any potential uncertain income tax positions, the Company concluded that it does not have any uncertain tax positions that meet the recognition or measurement criteria as of March 31, 2018.  The Company files U.S. federal and state income tax returns.  As of March 31, 2018, U.S. federal tax returns filed by the Company for 2016, 2015 and 2014 and state tax returns filed for 2016, 2015, 2014 and 2013 are open for examination pursuant to relevant statutes of limitation. In the event that the Company incurs income tax related interest and penalties, the Company’s policy is to classify them as a component of its provision for income taxes.

Income Tax Provision

Subject to the limitation under the REIT asset test rules, the Company is permitted to own up to 100% of the stock of one or more TRS. Currently, the Company owns one TRS that is taxable as a corporation and is subject to federal, state and local income tax on its net income at the applicable corporate rates. The TRS, which was formed in Delaware on July 28, 2014, is a limited liability company and a wholly-owned subsidiary of the Company. During the three months ended March 31, 2018 and March 31, 2017, the Company recorded a federal and state tax provision of approximately $313 thousand and $312 thousand, respectively, which is recorded in "Income tax provision" in the Consolidated Statements of Operations.

Deferred Tax Asset

As of March 31, 2018, the Company recorded a deferred tax asset of approximately $4.6 million relating to capital loss carryforward and temporary differences as a result of the timing of income recognition of certain investments held in the TRS. The capital loss carryforwards and temporary differences may only be recognized to the extent of capital gains. There is uncertainty as to the TRS ability to recognize capital gains in the future. As a result, the Company has concluded it is more likely than not the deferred tax asset will not be realized and has recorded a valuation allowance of $4.6 million.

In addition, the REIT generated net operating losses ("NOL's") during the year ended December 31, 2017, related to its interest rate swap terminations, and for its California return a portion of the NOL's is apportioned to the TRS. The TRS can carryback these NOL's to each of the two preceding years and receive a refund for taxes paid. The Company recorded a deferred state tax asset relating to the NOL's of $8.7 million in the REIT and $755 thousand in the TRS as of March 31, 2018. As a result, the Company has concluded it is more likely than not the deferred tax asset relating to the NOL's will not be realized with the exception of the TRS carryback to 2015 and has recorded a combined valuation allowance of $9.1 million. The Company also recorded a deferred federal tax liability of $85 thousand in anticipation of the receipt of the state tax refund as a result of the carryback of the California NOL.

Effective Tax Rate

The Company's effective tax rate differs from its combined federal and state income tax rate primarily due to the deduction of dividends distributions to be paid under Code Section 857(a).

Tax Cuts and Jobs Act
On December 22, 2017, the President of the United States signed and enacted comprehensive tax legislation into law H.R. 1, commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act significantly revises the U.S. corporate income tax by, among other things, lowering the corporate income tax rate from 35% to 21%. Shortly after the enactment of the Tax Act, the SEC issued guidance under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which allows a Company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. The ultimate impact of the Tax Act may differ from these provisional amounts due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Act. We expect to complete our analysis within the measurement period in accordance with SAB 118.

Note 15 — Contingencies

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. Management is not aware of any material contingencies at March 31, 2018.

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

The forward-looking statements are based on the Company’s beliefs, assumptions and expectations of its future performance, taking into account all information currently available to it.  Forward-looking statements are not predictions of future events.  These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to the Company.  Some of these factors, are described in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein and in the Company’s annual report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 29, 2018. These and other risks, uncertainties and factors, including those described in the annual, quarterly and current reports that the Company files with the SEC, could cause its actual results to differ materially from those included in any forward-looking statements the Company makes.  All forward-looking statements speak only as of the date they are made.  New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect the Company.  Except as required by law, the Company is not obligated to, and does not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Our objective is to provide attractive risk adjusted returns to our shareholders primarily through an attractive dividend, supported with sustainable core earnings, as well as the potential for higher returns through capital appreciation. Our investment strategy is based on our Manager's perspective of which mix of our target assets it believes provides us with the best risk-reward opportunities at any given time.  We also deploy leverage as part of our investment strategy to increase potential returns. We primarily finance our investments through short-term repurchase agreements.

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

See the caption "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2017, which is available on the SEC's website at www.sec.gov for additional factors that may impact our operating results.

Recent Market Conditions

Our business is affected by general U.S. residential and commercial real estate fundamentals and the overall U.S. and international economic environment. In particular, our strategy is influenced by the specific characteristics of these markets, including but not limited to prepayment rates and interest rate levels. We expect the results of our operations to be affected by various factors, many of which are beyond our control.

Our Manager expects growth and inflation to improve from subdued levels, U.S. growth and inflation to be aided by fiscal stimulus, based in part on central banks signaling their path to normalization, and spread sectors to outperform in 2018 though margins are thin and emerging markets are expected to perform strongly. First quarter of 2018 experienced volatility, with steadily increasing short-term interest rates. We saw wider credit spreads and spreads on Agency MBS widened. We were prepared for the move in interest rates by actively limiting our duration gap.  Our restructured hedge portfolio helped to minimize the impact of the movement in interest rates on our book value and economic return and will continue to limit our exposure to further rate increases. We believe the Agency RMBS sector is at risk for spread widening in the longer term.

Against this backdrop, the fundamentals in the U.S. housing market remain strong and spreads for most mortgages remained supported during the first quarter of 2018. Credit sensitive mortgage sectors have performed relatively well and are expected to continued to offer attractive returns.

The Federal Reserve expects inflation to meet the 2% target in 2018 and expects to gradually raise the federal funds rate to the normal level of 2%. At the March 2018 meeting, the FOMC raised the rate another quarter point from 1.5% to 1.75%, with two more rate hikes anticipated in 2018. The FOMC, as part of its balance sheet reduction plan, will allow $12 billion of Treasury securities to mature without replacing them. It will do the same with $8 billion of mortgage-backed securities. The Federal Reserve is gradually winding down the $4 trillion in holdings it acquired during quantitative easing.

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

GSE Risk Sharing Securities Issued by Fannie Mae and Freddie Mac. — From time to time we have and may in the future continue to invest in risk sharing securities issued by Fannie Mae and Freddie Mac.  Principal and interest payments on these securities are based on the performance of a specified pool of Agency residential mortgages. The payments due on these securities, however, are not secured by the referenced mortgages. The payments due are full faith and credit obligations of Fannie Mae or Freddie Mac respectively, but neither agency guarantees full payment of the underlying mortgages.  Investments in these securities generally are not qualifying assets for purposes of the 75% real estate asset test applicable to REITs and generally do not generate qualifying income for purposes of the 75% real estate income test applicable to REITs. As a result, we may be limited in our ability to invest in such assets.

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

Commercial Whole-Loans. - Commercial Whole Loans are generally small balance loans ranging from, $2.5 million to $25.0 million, secured by commercial real estate typically short-term, held by us or through a trust with us owning the beneficial interest in the trust.

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

Collateralized Mortgage Obligations or CMOs. — These are securities, which can be Agency or Non-Agency, that are structured from residential and/or commercial pass-through certificates, which receive monthly payments of principal and interest. CMOs divide the cash flows which come from the underlying mortgage pass-through certificates into different classes of securities that may have different maturities and different weighted average lives than the underlying pass-through certificates.

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

Our Investment Portfolio

Our investment portfolio composition at March 31, 2018.

The Company acquired a $67.8 million Non-Agency CMBS security which resulted in the consolidation of a VIE and the recording of a $1.4 billion securitized commercial loan and $1.3 billion non-recourse securitized debt. Refer to Note 6 - "Commercial Real Estate Investments" for details. The following table reflect the portfolio including the $67.8 million Non-Agency investment and excludes the $1.4 billion securitized commercial loan.

Our Financing Strategy

 We deploy leverage to increase potential returns to our stockholders and to fund the acquisition of our target assets. While we are not required to maintain any particular leverage ratio, excluding securitized debt, we expect to maintain a debt-to-equity ratio of three to ten times the amount of our stockholders’ equity. To the extent the Agency MBS percentage of our portfolio decreases, our overall leverage is likely to decrease.  The amount of leverage we use for our portfolio depends upon a variety of factors, such as, general economic, political and financial market conditions, the anticipated liquidity and price volatility of our assets, the availability and cost of financing the assets, the credit worthiness of financing counterparties and the health of the U.S.

residential mortgage and housing markets. At March 31, 2018, our aggregate debt-to-equity ratio was approximately 7.7 to 1 when we exclude our securitized debt and 10.5 to 1 when we include our securitized debt. The debt-to-equity ratio is not a comprehensive statement of overall investment portfolio leverage which is affected by any leverage embedded in TBAs and derivative instruments.

Repurchase Agreements

We primarily finance our investments through repurchase agreements for which we pledge our assets. Our repurchase agreements have maturities generally ranging from one to three months, but in some cases longer. Repurchase agreements involve the transfer of the pledged collateral to a counterparty at an agreed upon price in exchange for such counterparty’s simultaneous agreement to return the same security back to the borrower at a future date (i.e., the maturity of the borrowing). Under our repurchase agreements, we retain beneficial ownership of the pledged collateral, while the counterparty maintains custody of such collateral.  At the maturity of a repurchase financing, unless the repurchase financing is renewed with the same counterparty, we are required to repay the loan, including any accrued interest, and concurrently reacquire custody of the pledged collateral or, with the consent of the counterparty, we may renew the repurchase financing at the then prevailing market interest rate and terms.  The amount borrowed under our repurchase agreements is a specified percentage of the asset’s applicable fair value, which is dependent on the collateral type.  Our repurchase agreement counterparties generally require collateral in excess of the loan amount, or haircuts. As of March 31, 2018, our haircuts range from a low of 3.0% to a high of 5.0% for Agency RMBS, exclusive of IOs and IIOs for which the haircuts are as high as 25.0% and Agency CMBS haircuts are 5.0%, exclusive of IOs and IIOs for which haircuts are as high as 15.0%. For Non-Agency RMBS haircuts range from a low of 10.0% to a high of 50.0% and for Non-Agency CMBS, haircuts range from a low of 12.5% to a high of 35.0%. Haircuts for Whole-Loans range from a low of 20.0% to a high of 45.0% and other securities range from a low of 22.5% to a high of 50.0%.

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

In order to reduce our exposure of risk associated with concentration to any one repurchase agreement counterparty, we seek to diversify our exposure by entering into repurchase agreements with multiple counterparties. At March 31, 2018, we had repurchase agreements with 28 counterparties and outstanding borrowings with 17 of such counterparties. Our total outstanding borrowings under our repurchase agreements was $3.6 billion, with a maximum net exposure to any single repurchase agreement counterparty of $72.9 million or 15.4% of equity.

Convertible Senior Unsecured Notes

In October 2017, we issued $115.0 million aggregate principal amount of 6.75% convertible senior unsecured notes, which included the underwriter’s option to purchase $15.0 million aggregate principal amount of the notes, for net proceeds to us of $111.1 million. The notes mature on October 1, 2022, unless earlier converted, redeemed or repurchased by the holders pursuant to their terms, and are not redeemable by the Company except during the final three months prior to maturity. We view this financing as an attractive source of longer-term capital, which we believe was more cost efficient than issuing straight equity. We have and will continue to deploy the proceeds from the offering of the notes to acquire our target assets.

Our Hedging Strategy

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

Critical Accounting Policies

The consolidated financial statements include our accounts, those of our wholly-owned TRS and certain variable interest entities (“VIEs”) in which we are the primary beneficiary.  All intercompany amounts have been eliminated in consolidation.  In accordance with GAAP, our consolidated financial statements require the use of estimates and assumptions that involve the exercise of judgment and use of assumptions as to future uncertainties.  In accordance with SEC guidance, the following discussion addresses the accounting policies that we currently apply. Our most critical accounting policies will involve decisions and assessments that could affect our reported assets and liabilities, as well as our reported revenues and expenses. We believe that all of the decisions and assessments upon which our consolidated financial statements have been based were reasonable at the time made and based upon information available to us at that time. For a review of recent accounting pronouncements that may impact our results of operations, see Note 2 of our “Notes to Consolidated Financial Statements (Unaudited)”.

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

In instances when we are required to consolidate a VIE that is determined to be a qualifying CFE, under GAAP, we will measure both the financial assets and financial liabilities of the VIE using the fair value of either the VIE’s financial assets or financial liabilities, whichever is more observable.

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

Residential Bridge Loans

For the Bridge Loans acquired prior to October 25, 2017, we did not elect the fair value option pursuant to ASC 825 and accordingly these loans are recorded at their principal amount outstanding, net of any premium or discount in the Consolidated Balance Sheets. Commencing with purchases subsequent to October 25, 2017, we elected the fair value option pursuant to ASC 825 to be consistent with the accounting of our other investments, which are all carried at fair value. These loans are recorded at fair value with periodic changes in fair market value being recorded in earnings as a component of "Unrealized gain (loss), net". All other costs incurred in connection with acquiring the Residential Bridge Loans or committing to purchase these loans are charged to expense as incurred.

A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the existing contractual terms. We evaluate each of the Residential Bridge Loans that we did not elect the fair value option on a quarterly basis. These loans are individually specific as they relate to the borrower, collateral type, interest rate, LTV and term as well as geographic location. We evaluate the collectability of both principal and interest of each loan. When a loan is impaired, the impairment is then measured based on fair value of the collateral, since these loans are collateral dependent. Upon measurement of impairment, we record an allowance to reduce the carrying value of the loan with a corresponding charge to net income. Significant judgments are required in determining impairment, including assumptions regarding the value of the loan, the value of the underlying collateral and other provisions such as guarantees. We will not record an allowance for loan loss for the Residential Bridge Loans that Company has elected the fair value option.

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

Securitized Commercial Loans

Securitized commercial loans are comprised of commercial loans of consolidated variable interest entities which were sponsored by third parties. These loans are recorded in accordance with ASC 310-20, "Nonrefundable Fees and Other Costs". We have chosen to make the fair value election pursuant to ASC 825. Accordingly, these loans are recorded at fair value with periodic changes in fair value being recorded in earnings as a component of "Unrealized gain (loss), net".

The securitized commercial loans are typically collateralized by commercial real estate. As a result, we regularly evaluate the extent and impact of any credit migration associated with the performance and or value of the underlying collateral property as well as the financial and operating capability of the borrower on a loan by loan basis. On a quarterly basis, we evaluate the collectability of both interest and principal of each loan, if circumstances warrant, to determine whether such loan is impaired. A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the existing contractual terms. When a loan is impaired, we do not record an allowance for loan loss as we have elected the fair value option.  However, income recognition is suspended for loans at the earlier of the date at which payments become 90-days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired loan is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed. Interest income accrual is resumed when the loan becomes contractually current and performance is demonstrated. A loan is written off when it is no longer realizable and/or legally discharged.

Commercial Loans

Investments in Commercial Loans, which are comprised of commercial mortgage loans and commercial mezzanine loans, are recorded in accordance with ASC 310-20, "Nonrefundable Fees and Other Costs". We have chosen to make the fair value election pursuant to ASC 825 for our Commercial Loan portfolio. Accordingly, these loans are recorded at fair value with periodic changes in fair value being recorded in earnings as a component of "Unrealized gain (loss), net". All other costs incurred in connection with acquiring the Commercial Loans or committing to purchase these loans are charged to expense as incurred.

Our loans are typically collateralized by commercial real estate. As a result, we regularly evaluate the extent and impact of any credit migration associated with the performance and or value of the underlying collateral property as well as the financial and operating capability of the borrower on a loan by loan basis. On a quarterly basis, we evaluate the collectability of both interest and principal of each loan, if circumstances warrant, to determine whether such loan is impaired. A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the existing contractual terms. When a loan is impaired, we do not record an allowance for loan loss as we have elected the fair value option.  However, income recognition is suspended for loans at the earlier of the date at which payments become 90-days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired loan is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed. Interest income accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. A loan is written off when it is no longer realizable and/or legally discharged.

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

Loan Portfolio

Interest income on our residential loan portfolio and commercial loan portfolio is recorded in accordance with ASC 835 using the effective interest method based on the contractual payment terms of the loan. Any premium amortization or discount accretion will be reflected as a component of "Interest income" in our Consolidated Statements of Operations.

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

In instances where we and our related parties have variable interests in a VIE, we consider whether there is a single party in the related party group that meets both the power and losses or benefits criteria on its own as though no related party relationship existed.  If one party within the related party group meets both these criteria, such reporting entity is the primary beneficiary of the VIE and no further analysis is needed.  If no party within the related party group on its own meets both the power and losses or benefits criteria, but the related party group as a whole meets these two criteria, the determination of primary beneficiary within the related party group requires significant judgment. The analysis is based upon qualitative as well as quantitative factors, such as the relationship of the VIE to each of the members of the related-party group, as well as the significance of the VIE's activities to those members, with the objective of determining which party is most closely associated with the VIE.

Ongoing assessments of whether an enterprise is the primary beneficiary of a VIE is required.

Derivatives and Hedging Activities

Subject to maintaining our qualification as a REIT for U.S. federal income tax purposes, as part of our hedging strategy, we may enter into, interest rate swaps, including forward starting swaps, interest rate swaptions, U.S. Treasury options, future contracts, TBAs, Agency and Non-Agency interest only strips total return swaps, credit default swaps and foreign current swaps and forwards. Derivatives, subject to REIT requirements, are used for hedging purposes rather than speculation. We determine the fair value of our derivative positions and obtain quotations from third parties, including the Chicago Mercantile Exchange or CME, to facilitate the process of determining such fair values. If our hedging activities do not achieve the desired results, reported earnings may be adversely affected.

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

Proceeds and payments on settlement of swaptions, mortgage put options, futures contracts, credit default swaps and TBAs are included in cash flows from investing activities.  Proceeds and payments on settlement of forward contracts are reflected in cash flows from financing activities in our Consolidated Statements of Cash Flows. For Agency and Non-Agency Interest-Only Strips accounted for as derivatives, the purchase, sale and recovery of basis activity is included with MBS and other securities under cash flows from investing activities in our Consolidated Statements of Cash Flows.

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

2018 Activity

Investment Activity

We continually evaluate our investment portfolio, focusing on expected future prepayment trends, supply of and demand, costs of financing, costs of hedging, expected future interest rate volatility and the overall shape of the U.S. Treasury and interest rate swap yield curves. Based on our evaluation and our long-term views of the Agency RMBS sector, we expect to gradually reduce our exposure to Agency RMBS and deployed capital to acquire, Non-Agency CMBS, Residential Whole and Bridge Loans, Commercial Loans and Non-Agency RMBS collateralized by prime jumbo loan pools.

The following table presents our investing activity for the three months ended March 31, 2018 (dollars in thousands):

	Balance at		Principal Payments and Basis Recovery	Proceeds from Sales	Realized Gain/(Loss)	Unrealized Gain/(loss)	Premium and discount amortization, net		Balance at
Investment Type	December 31, 2017	Purchases						OTTI	March 31, 2018
Agency RMBS and Agency RMBS IOs	$698,033	$2,092	$(23,270)	$(1,250)	$18	$(16,010)	$(377)	$(141)	$659,095
Non-Agency RMBS	99,554	55,022	(1,354)	(4,200)	894	(479)	437	(91)	149,783
Agency CMBS and Agency CMBS IOs	2,160,567	79,544	(1,998)	—	—	(54,392)	120	(33)	2,183,808
Non-Agency CMBS	278,604	66,481	(7,900)	(6,321)	(337)	1,973	1,896	(2,684)	331,712
Other securities(1)	122,065	9,686	(141)	—	—	1,355	(1,362)	—	131,603
Total MBS and other securities	3,358,823	212,825	(34,663)	(11,771)	575	(67,553)	714	(2,949)	3,456,001
Residential Whole-Loans	237,423	71,349	(11,044)	—	—	(789)	(220)	—	296,719
Residential Bridge Loans	106,673	93,658	(40,398)	—	—	(153)	(134)	—	159,646
Commercial loans	—	40,406	—	—	—	42	7	—	40,455
Securitized commercial loan	24,876	1,353,019	(100)	—	—	5,249	—	—	1,383,044
Total Investments	$3,727,795	$1,771,257	$(86,205)	$(11,771)	$575	$(63,204)	$367	$(2,949)	$5,335,865

(1) Other securities include $100.0 million of GSE CRTs and $31.6 million of ABS at March 31, 2018.

We continue to invest in Agency CMBS and reduce our Agency RMBS holdings . The underlying collateral for the Agency CMBS are multifamily residential loans guaranteed by Fannie Mae and Freddie Mac. We find this sector attractive because the underlying loans have built in prepayment protection and therefore are less sensitive to interest rate risk and have a lower cost of hedging compared to Agency RMBS. In addition, since Agency CMBS are not held on the Federal Reserve's balance sheet, these securities will not be subject to potential spread widening from the Federal Reserve's balance sheet reduction plan.

We continue to see favorable risk-adjusted return opportunities in credit sensitive investments, particularly Residential Whole and Bridge Loans, securitized pools of prime jumbo loans and commercial loans, including junior tranches of CMBS transactions. We intend to continue to deploy capital into credit sensitive investments. At March 31, 2018, we held $2.5 billion in credit sensitive investments, primarily consisting of 55.5% of Securitized commercial loans, 13.3% Non-Agency CMBS, 11.9% Residential Whole-Loans, 6.4% Residential Bridge Loans, 6.0% Non-Agency RMBS and 4.0% GSE credit risk transfer securities. We work to mitigate the credit risk on our credit sensitive holdings by developing relationships with originators that adhere to our investment guidelines for our Residential Whole and Bridge Loans and for the other investments we perform a detailed credit analysis on the underlying collateral at the time of purchase.

Portfolio Characteristics

Our Agency Portfolio

The following table summarizes certain characteristics of our Agency portfolio by issuer and investment category as of March 31, 2018 (dollars in thousands):

	Principal Balance	Amortized Cost	Fair Value	Net Weighted Average Coupon(1)
Agency RMBS 20-Year, 30-Year and 40-Year
Fannie Mae	$553,262	$577,993	$565,108	3.8%
Freddie Mac	66,074	69,842	69,030	4.2%
Total Agency RMBS 20-Year, 30-Year and 40-Year	619,336	647,835	634,138	3.9%
Agency RMBS IOs and IIOs (2)
Fannie Mae	N/A	4,409	5,031	3.4%
Freddie Mac	N/A	4,782	4,613	2.3%
Ginnie Mae	N/A	5,387	5,375	2.2%
Total Agency RMBS IOs and IIOs (2)	N/A	14,578	15,019	2.5%
Agency RMBS IOs and IIOs accounted for as derivatives(2)
Fannie Mae	N/A	N/A	7,704	2.6%
Freddie Mac	N/A	N/A	1,282	3.2%
Ginnie Mae	N/A	N/A	952	4.2%
Total Agency RMBS IOs and IIOs accounted for as derivatives (2)	N/A	N/A	9,938	2.9%
Total: Agency RMBS	619,336	662,413	659,095	3.5%

Agency CMBS
Fannie Mae	2,221,642	2,225,468	2,178,693	2.9%
Agency CMBS IOs and IIOs (2)
Fannie Mae	N/A	—	2	3.2%
Agency CMBS IOs and IIOs accounted for as derivatives (2)
Ginnie Mae	N/A	N/A	5,113	0.5%
Total: Agency CMBS	2,221,642	2,225,468	2,183,808	2.8%
Total	$2,840,978	$2,887,881	$2,842,903	3.0%

(1)	Net weighted average coupon as of March 31, 2018 is presented net of servicing and other fees.

(2)	IOs and IIOs have no principal balances and bear interest based on a notional balance. The notional balance is used solely to determine interest distributions on the interest-only class of securities.

Credit Sensitive Portfolio

The following table presents information by vintage(1) as it relates to our credit sensitive investment portfolio at March 31, 2018:

Credit Sensitive Securities	Pre 2006	2006	2007	2011	2012	2013	2014	2015	2016	2017	2018	Total
Non-Agency RMBS	1.1%	0.9%	0.3%	—%	—%	—%	—%	—%	—%	1.2%	1.9%	5.4%
Non-Agency RMBS IOs	—%	—%	—%	—%	—%	—%	—%	—%	—%	0.3%	0.3%	0.6%
Non-Agency CMBS	0.2%	2.0%	3.6%	1.4%	0.3%	0.1%	0.9%	3.0%	—%	1.0%	0.8%	13.3%
Other securities	0.4%	—%	—%	—%	—%	—%	0.4%	0.5%	1.5%	2.1%	0.4%	5.3%
Residential Whole-Loans	0.1%	—%	—%	0.2%	0.3%	2.9%	1.4%	0.1%	2.1%	4.4%	0.3%	11.8%
Residential Bridge Loans	—%	—%	—%	—%	—%	—%	—%	0.1%	0.7%	3.6%	2.1%	6.5%
Securitized commercial loans	—%	—%	—%	—%	—%	—%	—%	1.0%	—%	—%	54.5%	55.5%
Commercial Loans	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%	1.6%	1.6%
Total	1.8%	2.9%	3.9%	1.6%	0.6%	3.0%	2.7%	4.7%	4.3%	12.6%	61.9%	100%

 (1) Based on carrying amount of the investments.

Non-Agency RMBS

The following table presents the fair value and weighted average purchase price for each of our Non-agency RMBS categories, including IOs accounted for as derivatives, together with certain of their respective underlying loan collateral attributes and current performance metrics as of March 31, 2018 (fair value dollars in thousands):

		Weighted Average
Category	Fair Value	Purchase Price	Life (Years)	Original LTV	Original FICO	60+ Day Delinquent	6-Month CPR
Prime	$55,008	$78.36	11.7	69.0%	769	—%	9.0%
Alt-A	86,852	70.49	8.5	77.7%	688	10.8%	11.3%
Subprime	7,923	58.57	8.1	77.4%	598	20.0%	6.4%
Total	$149,783	$72.75	9.6	74.5%	713	7.3%	10.2%

Non-Agency CMBS

The following table presents certain characteristics of our Non-Agency CMBS portfolio as of March 31, 2018 (dollars in thousands):

		Principal		Weighted Average
Type	Vintage	Balance	Fair Value	Life (Years)	Original LTV
Conduit:
	2006-2009	$171,057	$145,544	2.5	71.6%
	2010-2018	177,245	111,531	7.6	64.0%
		348,302	257,075	4.7	68.3%
Single Asset:
	2010-2018	80,400	74,637	3.0	65.5%
Total		$428,702	$331,712	4.3	67.7%

Residential Whole-Loans

The following table presents certain information about our Residential Whole-Loans investment portfolio at March 31, 2018 (dollars in thousands):

			Weighted Average
Current Coupon Rate	Number of Loans	Principal Balance	Original LTV	Original FICO Score(1)	Expected Life (years)	Contractual Maturity (years)	Coupon Rate
3.01 – 4.00%	143	$56,126	55.7%	750	1.6	28.8	3.9%
4.01– 5.00%	433	166,871	59.0%	734	1.6	27.3	4.7%
5.01 – 6.00%	160	64,689	56.9%	736	1.8	27.4	5.3%
6.01 – 7.00%	6	3,023	68.4%	740	1.5	22.7	6.2%
7.01 - 8.00%	1	358	70.0%	777	2.2	29.8	7.2%
8.01 - 9.00%	1	94	70.0%	689	2.2	29.8	8.4%
Total	744	$291,161	58.0%	738	1.7	27.6	4.7%

(1)	The original FICO score is not available for 138 loans with a principal balance of approximately $54.0 million at March 31, 2018. We have excluded those loans from the weighted average computation.

As of March 31, 2018, there was one Residential Whole-Loan over 90-days past due with a current unpaid principal balance of $579 thousand and a fair value of $569 thousand. This nonperforming loan represents approximately 0.2% of the total outstanding principal balance. No allowance and provision for credit losses was recorded for this loan as of and for the three months ended March 31, 2018 since the Company elected the fair value option for this loan. We stopped accruing interest income for this loan when it became contractually 90 days delinquent.

Residential Bridge Loans

Our Residential Bridge Loans are comprised of short-term fixed rate mortgages secured by non owner occupied single and multi-family residences with low LTVs, generally up to 85%. The following table presents certain information about our Residential Bridge Loans investment portfolio at March 31, 2018 (dollars in thousands):

			Weighted Average
Current Coupon Rate	Number of Loans	Principal Balance	Original LTV	Contractual Maturity (months)	Coupon Rate
6.01 - 7.00%	37	10,767	66.8%	9.8	6.7%
7.01 – 8.00%	101	31,471	66.7%	9.1	7.7%
8.01 – 9.00%	163	53,300	70.1%	10	8.7%
9.01 – 10.00%	155	44,781	69.5%	8.5	9.6%
10.01 – 11.00%	45	11,457	70.3%	6.0	10.7%
11.01 - 12.00%	5	1,933	80.9%	8.4	11.4%
12.01 - 13.00%	4	671	64.8%	9.8	12.8%
14.01 - 15.00%	3	1,215	80.7%	8.7	15.0%
17.01 – 18.00%	15	3,183	74.6%	9.9	18.0%
Total	528	$158,778	69.3%	9.1	9.1%

As of March 31, 2018, there were 13 Residential Bridge Loans over 90-days past due with an unpaid principal balance of approximately $3.4 million. These nonperforming Residential Bridge Loans represent approximately 2.1% of the total outstanding principal balance. Since we did not elect the fair value option for these loans, we are required to review for impairment. We reviewed the estimated fair value of the collateral to determine if an allowance and provision of credit loss was required for loans carried at amortized costs. Based upon our evaluation, no allowance and provision for credit losses was recorded for these loans as of and for the three months ended March 31, 2018 since the fair value of the collateral balance less the cost to sell was in excess of the outstanding principal and interest balances. We stopped accruing interest income for these loans when they became contractually 90 days delinquent.

Commercial Real Estate Investments

Securitized Commercial Loan

In March 2018, we acquired a $67.8 million variable interest in as RETL Trust, which is a VIE that we were required to consolidate. Please refer to Note 6 - "Commercial Real Estate Investments" for details. The RETL Trust holds a $1.35 billion commercial loan collateralized by first mortgages, deeds of trusts and interests in commercial real estate located throughout the United States and Puerto Rico.  The loan's stated maturity date is February 9, 2021 (subject to the borrower's option to extend the initial stated maturity date for two successive one-year terms) and bears an interest rate of one month LIBOR plus 3.15%. The commercial loan serves as collateral for the $1.35 billion of securitized debt issued. Refer to Note 7 - "Financings" for details on the associated securitized debt.

Commercial Loans

In March 2018, acquired a $20.6 million first lien commercial mortgage loan collateralized by three senior care living facilities located in North Carolina through RSBC Trust. The loan matures on March 6, 2019 and bears an interest rate of one month LIBOR plus 4.75%.

In March 2018, we acquired a $20.0 million mezzanine loan secured by partnership interest in an entity that owns a hotel located in Boston MA. The mezzanine loan has a maturity date of December 9, 2019 with three one year extension options and bears an interest rate of one month LIBOR plus 6.5%.

Geographic Concentration

The mortgages underlying our Non-Agency RMBS and Non-Agency CMBS are located in various states across the United States and other countries. The following table presents the five largest concentrations by location for the mortgages collateralizing our Non-Agency RMBS and Non-Agency CMBS as of March 31, 2018, based on fair value (dollars in thousands):

	Non-Agency RMBS			Non-Agency CMBS
	Concentration	Fair Value		Concentration	Fair Value
California	38.6%	$57,839	New York	11.6%	$38,548
Florida	8.1%	12,123	California	9.0%	29,809
New York	7.4%	11,118	Florida	7.0%	23,365
Virginia	5.2%	7,818	Illinois	6.2%	20,557
Washington	3.8%	5,718	North Carolina	6.1%	20,274

The following table presents the various states across the United States in which the collateral securing our Residential Whole-Loans and Residential Bridge Loans at March 31, 2018, based on principal balance, is located (dollars in thousands):

	Residential Whole-Loans			Residential Bridge Loans
	State Concentration	Principal Balance		State Concentration	Principal Balance
California	64.5%	$187,726	California	40.3%	$64,085
New York	21.8%	63,493	Florida	9.7%	15,510
Georgia	4.1%	11,877	Texas	7.4%	11,780
Washington	3.5%	10,292	New York	7.3%	11,647
Massachusetts	3.0%	8,849	Washington	5.1%	8,095
Other	3.1%	8,924	Other	30.2%	47,661
Total	100.0%	$291,161	Total	100.0%	$158,778

Financing Activity

Repurchase Agreements

At March 31, 2018, we had repurchase agreements with 28 counterparties and outstanding borrowings with 17 of such counterparties. The following table summarizes our 2018 financing activity under our repurchase agreements for the three months ended March 31, 2018 (dollars in thousands):

	Balance at			Balance at
Collateral	December 31, 2017	Proceeds	Repayments	March 31, 2018
Agency RMBS	$665,919	$738,454	$(773,393)	$630,980
Agency CMBS	2,035,222	2,215,053	(2,177,246)	2,073,029
Non-Agency RMBS	46,530	104,580	(46,530)	104,580
Non-Agency CMBS	154,325	259,900	(162,104)	252,121
Residential Whole-Loans(1)	189,270	923,465	(878,060)	234,675
Commercial loans	—	12,321	—	12,321
Securitized commercial loan(1)	—	7,631	—	7,631
Residential Bridge Loans(1)	100,183	162,534	(111,162)	151,555
Other securities	60,237	90,028	(60,237)	90,028
Borrowings under repurchase agreements	$3,251,686	$4,513,966	$(4,208,732)	$3,556,920

(1)	The borrowings and collateral pledged attributed to loans owned through trust certificates. The trust certificates are eliminated upon consolidation.

The following table presents our average repurchase agreement borrowings, excluding unamortized debt issuance costs, by type of collateral pledged for the three months ended March 31, 2018 (dollars in thousands):

Collateral	Three Months Ended March 31, 2018
Agency RMBS	$654,769
Agency CMBS	2,062,632
Non-Agency RMBS	47,866
Non-Agency CMBS	172,563
Whole-Loans	221,362
Commercial loans	2,464
Securitized commercial loan	424
Residential Bridge Loans	108,772
Other securities	64,357
Total	$3,335,209
Maximum borrowings during the period(1)	$3,556,920

(1)	Amount represents the maximum borrowings at month-end during of the respective period.

At March 31, 2018, we had outstanding repurchase agreement borrowings with the following counterparties:

(dollars in thousands) Repurchase Agreement Counterparties	Amount Outstanding	Percent of Total Amount Outstanding	Company Investments Held as Collateral	Counterparty Rating(1)
Citigroup Global Markets Inc.	$884,643	24.8%	$913,671	A+
Royal Bank of Canada	379,774	10.7%	402,895	AA-
Mizuho Securities USA Inc.	298,416	8.4%	314,512	A
UBS Securities LLC	289,040	8.1%	301,986	A+
Credit Suisse AG, Cayman Islands Branch	232,355	6.5%	293,664	A
Merrill Lynch Pierce Fenner & Smith Inc.	212,897	6.0%	219,080	A+
Jefferies & Company, Inc.	188,457	5.3%	197,739	BBB-
JP Morgan Securities LLC	185,380	5.2%	211,756	A+
UBS AG, London Branch	182,021	5.1%	254,176	A+
Nomura Securities International, Inc.	166,196	4.7%	183,234	Unrated(2)
RBC (Barbados) Trading Bank Corporation	153,215	4.3%	189,507	P-1
TD Securities (USA) LLC	138,114	3.9%	144,919	AA-
KGS-Alpha Capital Markets, L.P.	112,102	3.2%	117,019	Unrated
The Bank of Nova Scotia	73,337	2.1%	72,806	A+
Credit Suisse Securities (USA) LLC	39,688	1.1%	73,411	A
All other counterparties (3)	21,285	0.6%	25,234
Total	$3,556,920	100.0%	$3,915,609

(1)
The counterparty ratings presented above are the long-term issuer credit ratings as rated at March 31, 2018 by S&P, except for RBC (Barbados) Trading Bank Corporation which is the short-term issuer credit rating by Moody’s at March 31, 2018.

(2) Nomura Holdings, Inc., the parent company of Nomura Securities International, Inc., is rated A- by S&P at March 31, 2018.
(3) Represents amount outstanding with two counterparties, which each holds collateral valued less than 5% of our stockholders’ equity as security for our obligations under the applicable repurchase agreements as of March 31, 2018.

Securitized Debt

We acquired a variable interest in RETL and was required to consolidate the CMBS VIE. Refer to Note 7 - "Financings" for details. The following table summarizes the consolidated RETL Trust's commercial mortgage pass-through certificates at March 31, 2018 which is classified in "Securitized debt" in the Consolidated Balance Sheet(dollars in thousands):

Classes	Principal Balance	Coupon	Fair Value	Contractual Maturity
Class A	524,000	2.9%	526,460	2/15/2021
Class B	159,200	3.5%	159,199	2/15/2021
Class C	137,900	3.8%	138,658	2/15/2021
Class D	121,900	4.5%	121,899	2/15/2021
Class E	165,500	6.3%	167,251	2/15/2021
Class F	160,300	7.8%	160,299	2/15/2021
Class G	13,400	9.3%	13,400	2/15/2021
Class X-CP(1)	N/A	2.6%	2,972	3/11/2019
Class X-EXT(1)	N/A	—%	12	2/15/2021
	$1,282,200		$1,290,150

The following table presents our average repurchase agreement borrowings, excluding unamortized debt issuance costs, by type of collateral pledged for the three months ended March 31, 2018 and March 31, 2017 (dollars in thousands):

Collateral	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Agency RMBS	$654,769	$1,041,907
Agency CMBS	2,062,632	626,241
Non-Agency RMBS	47,866	118,194
Non-Agency CMBS	172,563	242,245
Whole-Loans	221,362	175,497
Commercial loans	2,464	—
Securitized commercial loan	424	6,792
Residential Bridge Loans	108,772	11,124
Other securities	64,357	47,026
Total	$3,335,209	$2,269,026
Maximum borrowings during the period(1)	$3,556,920	$2,324,427

(1)	Amount represents the maximum borrowings at month-end during each of the respective periods.

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
The following tables summarize the hedging activity during the three months ended March 31, 2018 (dollars in thousands):

	Notional Amount at		Settlements, Terminations or Expirations	Notional Amount at
Derivative Instrument	December 31, 2017	Acquisitions		March 31, 2018
Fixed pay interest swaps	$3,252,200	$217,300	$(262,200)	$3,207,300
Options - long positions	320,000	642,000	(562,000)	400,000
Options - short positions	320,000	632,300	(552,300)	400,000
Futures contracts - long positions	—	240,600	(120,900)	119,700
Futures contracts - short positions	480,000	882,700	(482,700)	880,000
Credit default swaps	14,815	—	(5)	14,810
TBA securities - long positions	125,000	1,425,000	(850,000)	700,000
TBA securities - short positions	—	1,550,000	(850,000)	700,000
Total derivative instruments	$4,512,015	$5,589,900	$(3,680,105)	$6,421,810

	Fair Value at	Acquisitions	Settlements, Terminations or Expirations	Realized Gains / Losses	Mark-to-market	Fair Value at
Derivative Instrument	December 31, 2017					March 31, 2018
Fixed pay interest swaps	$(4,191)	$6,533	$(81,469)	$76,225	$68	$(2,834)
Options - long positions	100	464	—	(892)	412	84
Options - short positions	(50)	(298)	3	474	(200)	(71)
Futures contracts - long positions	—	—	1,345	(1,345)	1,481	1,481
Futures contracts - short positions	628	—	(5,323)	5,323	(979)	(351)
Credit default swaps	(95)	—	—	—	(15)	(110)
TBA securities	(10)	—	667	(667)	475	465
Total derivative instruments	$(3,618)	$6,699	$(84,777)	$79,118	$1,242	$(1,336)
As of March 31, 2018, we had approximately $1.6 billion of fixed pay rate interest rate swaps, excluding approximately $1.6 billion of forward starting fixed pay interest rate swap (forward starting date of 1.0 months). The following table table provides additional information on our interest rate swaps (dollars in thousands):

	March 31, 2018
Remaining Interest Rate Swap Term	Notional Amount	Average Fixed Pay Rate	Average Floating Receive Rate	Average Maturity (Years)	Forward Starting(1)
Greater than 1 year and less than 3 years	600,000	1.6%	2.0%	1.6	—%
Greater than 3 years and less than 5 years	850,000	2.0%	1.8%	4.1	—%
Greater than 5 years	1,757,300	2.5%	1.8%	10.2	88.3%
Total	$3,207,300	2.2%	1.8%	7.0	48.4%

 (1) Represents the percentage of notional that is forward starting.

Capital Markets Activity
The following is a summary of activity during the three months ended March 31, 2018:
Pursuant to the repurchase plan that was reauthorized in December 2017, we acquired approximately 114,400 shares of the Company stock with an average price, including commission, of $9.65 per share, totaling approximately $1.1 million; and

Our dividend remained stable at $0.31 for each of the eight quarters ending on March 31, 2018. For the quarter ended March 31, 2018, we generated a dividend yield of approximately 12.8% based on the stock closing price of $9.69 at March 29, 2018.

Book Value

The following chart reflects our book value per common and diluted shares over six consecutive quarters:

Our book value, net of our quarterly dividend was $11.37 at March 31, 2018, an increase of $0.22 or 2.0% when compared to our December 31, 2017 book value of $11.15. The appreciation in book value reflects the benefits of the portfolio repositioning and the restructuring of our hedges in the second quarter of 2017. Our performance was driven by contributions across our holdings and reflects the benefit of our strategy of investing in a diversified portfolio.

Results of Operations

Comparison of the three months ended March 31, 2018 to the three months ended March 31, 2017

General

Our operating results mainly depend upon the difference between the yield on our investments, the cost of our borrowing, including our hedging activities, the composition and changes in market prices of our portfolio and our expenses. For the three months ended March 31, 2018, we generated net income of $21.7 million, or $0.52 per basic and diluted weighted common share, compared to net income of $20.2 million, or $0.48 per basic and diluted weighted common share, for the three months ended March 31, 2017. The increase in net income was a result in gains on our derivative instruments that exceeded the decline in value of our Agency portfolio coupled with lower OTTI on our Non-Agency investments. The increase in net income was offset by slightly lower net interest income and higher general administrative expenses. The key components of these changes are discussed in greater detail below.

Net Interest Income

The following tables set forth certain information regarding our net interest income on our investment portfolio for the three months ended March 31, 2018 and March 31, 2017 (dollars in thousands):

Three Months Ended March 31, 2018	Average Amortized Cost of Assets	Total Interest Income	Yield on Average Assets

Investments
Agency RMBS	$669,877	$5,855	3.54%
Agency CMBS	2,186,286	16,118	2.99%
Non-Agency RMBS	93,441	1,552	6.74%
Non-Agency CMBS	307,871	6,709	8.84%
Residential Whole-Loans	274,605	3,040	4.49%
Residential Bridge Loans	120,768	2,351	7.89%
Commercial loans	11,614	226	7.89%
Securitized commercial loans	99,956	1,482	6.01%
Other securities	111,955	2,394	8.67%
Total investments	$3,876,373	$39,727	4.16%

	Average Carrying Value	Total Interest Expense	Average Cost of Funds(1)
Borrowings
Repurchase agreements	$3,335,209	$17,389	2.11%
Convertible senior unsecured notes, net	108,962	2,248	8.37%
Securitized debt	82,140	1,060	5.23%
Total borrowings	$3,526,311	$20,697	2.38%

Net interest income and net interest margin		$19,030	1.99%

(1) Average cost of funds does not include the interest expense related to our derivatives. In accordance with GAAP, such costs are included in "Gain (loss) on derivative instruments, net" in the Consolidated Statements of Operations.

Three Months Ended March 31, 2017	Average Amortized Cost of Assets	Total Interest Income	Yield on Average Assets

Investments
Agency RMBS	$1,065,334	$7,294	2.78%
Agency CMBS	704,166	5,174	2.98%
Non-Agency RMBS	154,975	2,892	7.57%
Non-Agency CMBS	370,981	7,689	8.41%
Residential Whole-Loans	218,351	2,271	4.22%
Residential Bridge Loans	13,555	319	9.54%
Securitized commercial loan	25,000	563	9.13%
Other securities	108,657	2,228	8.32%
Total investments	$2,661,019	$28,430	4.33%

	Average Carrying Value	Total Interest Expense	Average Cost of Funds(1)
Borrowings
Repurchase agreements	$2,269,026	$8,491	1.52%
Securitized debt	11,000	246	9.07%
Total borrowings	$2,280,026	$8,737	1.55%

Net interest income and net interest margin		$19,693	3.00%

(1) Average cost of funds does not include the interest expense related to our derivatives. In accordance with GAAP, such costs are included in "Gain (loss) on derivative instruments, net" in the Consolidated Statements of Operations.

Interest Income

For the three months ended March 31, 2018 and March 31, 2017, we earned interest income on our investments of approximately $39.7 million and $28.4 million, respectively.  The increase in interest income for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 was primarily the result of an overall larger investment portfolio, which was offset by a slightly lower yield on our investment portfolio. The lower yield on our investments was a result of the composition of our investments, which were slightly low yielding assets. We believe this investments mix has provided greater book value stability.
The interest income on our Agency RMBS investments is impacted by changes in prepayment speeds and interest rates. Projected prepayment speeds are estimated on a quarterly basis. Changes in the prepayment speeds impacts the amount of premium and/or discount amortization is recognized in interest income. In a rising interest rate environment prepayments speeds will decrease, resulting in a decrease in premium amortization with a retrospective adjustment that increases interest income. The projected prepayment speeds were 8.9 at March 31, 2018, which resulted in a retrospective adjustment that increased interest income by $681 thousand for the three months ended March 31, 2018.

The following table details the constant prepayment rates for our Agency portfolio as of March 31, 2018, based on our Manager’s estimates which are based on third party models, as adjusted by our Manager, and are updated quarterly on a prospective basis:

Constant Prepayment Rates	Low	High
Agency RMBS
20-Year mortgage	8.33%	9.96%
30-Year mortgage	7.14%	15.93%
40-Year mortgage	8.34%	9.03%
Agency RMBS IOs and IIOs	8.10%	20.76%
Agency RMBS IOs and IIOs accounted for as derivatives	6.16%	21.71%
Other factors impacting interest income include assumptions on our Non-Agency RMBS and other securities pertaining to prepayments, defaults and loss severity. The following table details information for our Non-Agency and other securities portfolio as of March 31, 2018, based on our Manager’s estimates which are based on third party models, as adjusted by our Manager, and are updated quarterly on a prospective basis:

	Cumulative Default		Cumulative Severity		Cumulative 5-Year CRR (1)
	Low	High	Low	High	Low	High
Non-Agency RMBS	0.15%	35.66%	25.00%	83.32%	3.04%	14.72%
Non-Agency RMBS IOs and IIOs	0.15%	2.00%	25.00%	30.00%	9.00%	10.00%
Risk Sharing Securities Issued by Fannie Mae and Freddie Mac	0.21%	1.16%	—%	25.00%	7.42%	12.25%
Other securities	1.00%	1.75%	80.00%	100.00%	8.00%	10.00%
Interest Expense
Interest expense increased from $8.7 million for the three months ended March 31, 2017 to $20.7 million for the three months ended March 31, 2018. The increase in our borrowing costs reflects: (i) increase in our average outstanding borrowings due to larger investment portfolio (our average outstanding borrowings on our repurchase agreement increased by $1.1 billion to $3.3 billion for the three months ended March 31, 2018 from $2.3 billion for the three months ended March 31, 2017); (ii)  generally higher interest rates on our repurchase agreements in 2018 coupled with higher costs associated with financing our credit-sensitive investments, which generally have higher interest rates (our average cost of funds on our repurchase agreements increased from 1.52% for the three months ended March 31, 2017 to 2.11% for the three months ended March 31, 2018); (iii) the issuance of $115.0 million million aggregate principal amount of 6.75% convertible senior unsecured notes in October 2017; and the consolidation of a securitized trust as of March 27, 2018, which added $1.3 billion of securitized debt to our balance sheet with a weighted average cost of 5.23%.

Other income (loss), net

Realized gain (loss) on investments

Realized gain (loss) on investments represent the net gain (loss) on sales from our investment portfolio. Our Manager regularly reviews the characteristics of our portfolio and may make changes to our portfolio in order to adjust such portfolio characteristics in response to and/or anticipation of changing market conditions in an effort to achieve the appropriate risk reward ratio.  Accordingly, we expect to continue to redeployed our capital out Agency MBS and into credit sensitive investments in order to adjust the overall characteristics of our portfolio.

The following table presents the sales and realized gains (losses) of our investments for each of the three months ended March 31, 2018 and March 31, 2017 (dollars in thousands):

	For the three months ended March 31, 2018				For the three months ended March 31, 2017
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Agency RMBS	$1,250	$18	$—	$18	$550,351	$3,531	$(3,640)	$(109)
Non-Agency RMBS (1)	4,200	894	—	894	243,811	24,389	(2,242)	22,147
Non-Agency CMBS	6,321	61	(398)	(337)	19,817	6	(732)	(726)
Other securities	—	—	$—	—	22,946	—	(54)	(54)
Total	$11,771	$973	$(398)	$575	$836,925	$27,926	$(6,668)	$21,258

(1)	Excludes Interest-Only Strips, accounted for as derivatives.

Other than temporary impairment

We evaluate securities for OTTI on at least a quarterly basis. The determination of whether a security is other-than-temporarily impaired involves judgments, estimates and assumptions based on subjective and objective factors. As a result, the timing and amount of an OTTI constitutes an accounting estimate that may change materially over time.

The decreased in OTTI was mainly attributable to the change in the composition of our portfolio.

The following table presents the other-than-temporary impairments we recorded on our securities portfolio (dollars in thousands):

	Three months ended March 31, 2018	Three months ended March 31, 2017
Agency RMBS(1)	$142	$499
Non-Agency RMBS	91	—
Non-Agency CMBS	2,683	4,334
Other securities	—	1,264
Total	$2,916	$6,097

(1) Normally unrealized losses on Agency securities, with explicit guarantee of principal and interest by the governmental sponsored entity are not credit losses but rather due to changes in interest rates and prepayment expectations. These securities would not be considered other than temporarily impaired provided we did not intend to sell the security.

Unrealized gain (loss), net

Our investments, and securitized debt, for which we have elected the fair value option are recorded at fair value with the periodic changes in fair value being recorded in earnings.  The change in unrealized gain (loss) is directly attributable to changes in market pricing on the underlying investments and securitized debt during the period. In the first quarter of 2018, the increased volatility in the market and wider spreads resulted in a significant decrease in the value of our Agency portfolio, which accounts for the majority of the increase in unrealized loss for the period.

The following table presents the net unrealized gains (losses) we recorded on our investments and securitized debt (dollars in thousands):

	Three months ended March 31, 2018	Three months ended March 31, 2017
Agency RMBS	$(16,197)	$(1,225)
Agency CMBS	(54,302)	1,781
Non-Agency RMBS	(479)	(15,186)
Non-Agency CMBS	1,973	7,618
Residential Whole-Loans	(789)	380
Residential Bridge Loans	(153)	—
Commercial loans	42	—
Securitized commercial loans	5,249	275
Other securities	1,355	1,338
Securitized debt	(4,930)	(121)
Other liabilities	(730)	—
Total	$(68,961)	$(5,140)

Gain (loss) on derivatives, net

In order to mitigate interest rate risk resulting from our repurchase agreement borrowings, we enter into a variety of derivative and non-derivative instruments. Our primary objective for acquiring theses derivatives and non-derivative instruments is to mitigate our exposure to future events that are outside our control.

Effective January 2017, variation margin of CME cleared derivatives are treated as settlements of the derivative contract rather than cash collateral, accordingly variation margin is treated as a gain or loss of partial settlement of the underlying derivative contract and reported in "Gain (loss) on derivative instruments, net" in the Consolidated Statements of Operations. Also, included in "Gain (loss) on derivative instruments, net" in our Consolidated Statements of Operations are the net interest rate swap payments, since we do not apply hedge accounting, and currency payments (including accrued amounts) associated with these instruments.

In the first quarter of 2018, there was increased volatility in the derivatives market, wider credit spreads and increasing interest rates. Swap rates also increased which resulted in favorable realized gains on our fix pay interest rate swap positions.

The following table presents the components of gain (loss) on derivatives for the three months ended March 31, 2018 and March 31, 2017 (dollars in thousands):

	Realized Gain (Loss), net
Description	Other Settlements / Expirations	Variation Margin Settlement	Return (Recovery) of Basis	Mark-to-Market	Contractual interest income (expense), net(1)	Total
Three months ended March 31, 2018
Interest rate swaps	$(5)	$76,230	$81	$68	$(1,137)	$75,237
Agency and Non-Agency Interest-Only Strips— accounted for as derivatives	—	—	(1,191)	66	1,422	297
Options	(418)	—	—	212	—	(206)
Futures contracts	3,978	—	—	502	—	4,480
Credit default swaps	(19)	—	—	(15)	—	(34)
TBAs	(667)	—	—	475	—	(192)
Total	$2,869	$76,230	$(1,110)	$1,308	$285	$79,582

Three months ended March 31, 2017
Interest rate swaps	$3,749	$3,974	$169	$(2,466)	$(7,225)	$(1,799)
Interest rate swaptions	(115)	—	—	—	—	(115)
Agency and Non-Agency Interest-Only Strips— accounted for as derivatives	94	—	(1,565)	(1,298)	2,041	(728)
Options	(172)	—	—	(198)	—	(370)
Futures contracts	(6,638)	—	—	1,871	—	(4,767)
Foreign currency forwards	(23)	—	—	29	—	6
Total return swaps	(514)	—	—	1,214	231	931
TBAs	446	—	—	1,699	—	2,145
Total	$(3,173)	$3,974	$(1,396)	$851	$(4,953)	$(4,697)

(1)	Contractual interest income (expense), net on derivative instruments includes interest settlement paid or received.

Other, net

For the three months ended March 31, 2018 and March 31, 2017, "Other, net" was income of $47 thousand and $403 thousand, respectively. The balance is mainly comprised of miscellaneous net interest income (expense) on cash collateral for our repurchase agreements and derivatives.

Expenses

Management Fee Expense

We incurred management fee expense of approximately $2.2 million and $2.5 million for the three months ended March 31, 2018 and March 31, 2017, respectively.  Pursuant to the terms of the Management Agreement, our Manager is paid a management fee equal to 1.5% per annum of our stockholders’ equity (as defined in the Management Agreement), calculated and payable (in cash) quarterly in arrears. The decrease was mainly a result of the restructuring of our interest rate swaps in the second quarter of 2017, which reduced the "Equity" base used to calculate the management fee. Pursuant to the terms of the agreement, unrealized gains and losses are excluded from the "Equity" base used to calculate the management fee. Upon termination of the interest rate swaps the accumulated unrealized losses, which were excluded, became realized thereby reducing the "Equity" base by approximately $155.8 million.

The management fees, expense reimbursements and the relationship between our Manager and us are discussed further in Note 10, “Related Party Transactions,” to the financial statements contained in this Quarterly Report on Form 10-Q.

Other Operating Expenses

We incurred other operating expenses of approximately $969 thousand and $417 thousand for the three months ended March 31, 2018 and March 31, 2017, respectively. Other operating cost is comprised of derivative transaction costs, custody, and asset management/loan servicing fees. The increase was primarily a result of the larger residential loan portfolio and the addition of commercial loans thereby increasing the associated asset management/loan servicing fees.

General and Administrative Expenses

We incurred general and administrative expenses of approximately $2.2 million and $2.0 million for the three months ended March 31, 2018 and March 31, 2017, respectively. The following describes the key components of general and administrative expenses.

Compensation Expense

Compensation expense decreased from approximately $740 thousand for the three months ended March 31, 2017 to approximately $510 thousand for the three months ended March 31, 2018. The decrease was a result lower stock based compensation from awards becoming fully vested in the first quarter of 2018. We did not issue any new stock based awards to our Manager or executive officers in 2017 or first quarter of 2018.

Professional Fees

Professional fees increased to approximately $1.3 million for the three months ended March 31, 2018 from approximately $888 thousand for the three months ended March 31, 2017.  The increase was a result of higher professional fees, which included audit, legal and outsourced accounting fees associated with the year end financial statement audit.

Other general and administrative expenses

Other general and administrative expenses was flat quarter over quarter for the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

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

The following tables set forth certain information regarding our net investment income for the three months ended March 31, 2018 and March 31, 2017 (dollars in thousands):

Three months ended March 31, 2018	Average Amortized Cost of Assets(1)	Total Interest Income(2)	Yield on Average Assets

Investments
Agency RMBS	$678,748	$6,024	3.60%
Agency CMBS	2,192,247	16,180	2.99%
Non-Agency RMBS	93,441	1,552	6.74%
Non-Agency CMBS	307,871	6,709	8.84%
Residential Whole-Loans	274,605	3,040	4.49%
Residential Bridge Loans	120,768	2,351	7.89%
Commercial loans	11,614	226	7.89%
Securitized commercial loan	99,956	1,482	6.01%
Other securities	111,955	2,394	8.67%
Total investments	$3,891,205	$39,958	4.16%

	Average Carrying Value	Total Interest Expense(3)	Average Effective Cost of Funds
Borrowings
Repurchase agreements	$3,335,209	$17,389	2.11%
Convertible senior unsecured notes, net	108,962	2,248	8.37%
Securitized debt	82,140	1,060	5.23%
Interest rate swaps	n/a	1,056	0.12%
Total borrowings	$3,526,311	$21,753	2.50%

Net interest income and net interest margin		$18,205	1.90%

(1)	Includes Agency and Non-Agency Interest-Only Strips accounted for as derivatives.

(2)	Refer to below table for components of interest income.

(3)	Includes the net amount paid, including accrued amounts and premium amortization for MAC interest rate swaps during the periods included in loss on derivative instruments for GAAP.

Three months ended March 31, 2017	Average Amortized Cost of Assets(1)	Total Interest Income(2)	Yield on Average Assets

Investments
Agency RMBS	$1,080,277	$7,674	2.88%
Agency CMBS	712,751	5,231	2.98%
Non-Agency RMBS	155,894	2,930	7.62%
Non-Agency CMBS	370,981	7,689	8.41%
Residential Whole-Loans	218,351	2,271	4.22%
Residential Bridge Loans	13,555	319	9.54%
Securitized commercial loan	25,000	563	9.13%
Other securities	108,657	2,229	8.32%
Total return swaps	6,388	231	14.67%
Total investments	$2,691,854	$29,137	4.39%

	Average Carrying Value	Total Interest Expense(3)	Average Effective Cost of Funds
Borrowings
Repurchase agreements	$2,269,026	$8,491	1.52%
Securitized debt	11,000	246	9.07%
Interest rate swaps	n/a	7,056	1.26%
Total borrowings	$2,280,026	$15,793	2.81%

Net interest income and net interest margin		$13,344	2.01%

(1)	Includes Agency and Non-Agency Interest-Only Strips accounted for as derivatives.

(2)	Refer to below table for components of interest income.

(3)	Includes the net amount paid, including accrued amounts and premium amortization for MAC interest rate swaps during the periods included in loss on derivative instruments for GAAP.

The following table reconciles total interest income to adjusted interest income, which includes interest income on Agency and Non-Agency Interest-Only Strips classified as derivatives (Non-GAAP financial measure) for the three months ended March 31, 2018 and March 31, 2017:

(dollars in thousands)	Three months ended March 31, 2018	Three months ended March 31, 2017
Coupon interest income:
Agency RMBS	$7,124	$11,322
Agency CMBS	15,998	4,905
Non-Agency RMBS	1,420	3,353
Non-Agency CMBS	4,813	5,520
Residential Whole-Loans	3,260	2,521
Commercial loans	219	—
Residential Bridge Loans	2,485	324
Securitized commercial loan	1,482	563
Other Securities	3,756	1,407
Subtotal coupon interest	40,557	29,915
Premium accretion, discount amortization and amortization of basis, net:
Agency RMBS	(1,269)	(4,028)
Agency CMBS	120	269
Non-Agency RMBS	132	(461)
Non-Agency CMBS	1,896	2,169
Residential Whole-Loans	(220)	(250)
Commercial loans	7	—
Residential Bridge Loans	(134)	(5)
Securitized commercial loan	—	—
Other Securities	(1,362)	821
Subtotal accretion and amortization	(830)	(1,485)
Interest income	$39,727	$28,430
Contractual interest income, net of amortization of basis on Agency and Non-Agency Interest-Only Strips, classified as derivatives(1):
Coupon interest income	$1,422	$2,041
Amortization of basis	(1,191)	(1,565)
Total return swaps	—	231
Subtotal	231	707
Total adjusted interest income	$39,958	$29,137

(1)	Reported in "Gain (loss) on derivative instruments, net" in our Consolidated Statements of Operations.

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

The following table reconciles the Effective Cost of Funds (Non-GAAP financial measure) with interest expense for the three months ended March 31, 2018 and March 31, 2017:

	Three months ended March 31, 2018		Three months ended March 31, 2017
(dollars in thousands)	Reconciliation	Cost of Funds/ Effective Borrowing Costs	Reconciliation	Cost of Funds/ Effective Borrowing Costs
Interest expense	$20,697	2.38%	$8,737	1.55%
Net interest paid - interest rate swaps	1,056	0.12%	7,056	1.26%
Effective Borrowing Costs	$21,753	2.50%	$15,793	2.81%
Weighted average borrowings	$3,526,311		$2,280,026

Core Earnings

Core Earnings is a Non-GAAP financial measure that is used by us to approximate cash yield or income associated with our portfolio and is defined as GAAP net income (loss) as adjusted, excluding: (i) net realized gain (loss) on investments and termination of derivative contracts; (ii) net unrealized gain (loss) on investments; (iii) net unrealized gain (loss) resulting from mark-to-market adjustments on derivative contracts; (iv) other than temporary impairment; (v) provision for income taxes; (vi) non-cash stock-based compensation expense; and (vii) non-cash amortization of the convertible senior unsecured notes discount; (viii) one-time charges such as acquisition costs and impairment on loans and (ix) one-time events pursuant to changes in GAAP and certain other non-cash charges after discussions between us, our Manager and our independent directors and after approval by a majority of the our independent directors.

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

The table below reconciles Net Income (Loss) to Core Earnings for the three months ended March 31, 2018 and March 31, 2017:

(dollars in thousands)	Three months ended March 31, 2018	Three months ended March 31, 2017
Net Income (Loss) - GAAP	$21,729	$20,242
Income tax provision (benefit)	313	312
Net Income (Loss) before income taxes	22,042	20,554

Adjustments:
Investments:
Unrealized (gain) loss on investments, securitized debt and other liabilities	68,961	5,140
Other than temporary impairment	2,916	6,097
Realized (gain) loss on sale of investments	(575)	(21,258)
Realized (gain) loss on foreign currency transactions	—	1
Acquisition costs	41	—

Derivative Instruments:
Net realized (gain) loss on derivatives	(79,118)	(801)
Net unrealized (gain) loss on derivatives	(1,308)	(851)

Amortization of discount on convertible unsecured senior notes	137	—
Non-cash stock-based compensation expense	75	362
Total adjustments	(8,871)	(11,310)
Core Earnings	$13,171	$9,244

Alternatively, our Core Earnings can also be derived as presented in the table below by starting with Adjusted net interest income, which includes interest income on Interest-Only Strips accounted for as derivatives and other derivatives, and net interest expense incurred on interest rate swaps and foreign currency swaps and forwards (a Non-GAAP financial measure) subtracting Total expenses, adding Non-cash stock based compensation, adding Amortization of discount on convertible senior notes, Acquisition costs and adding Interest income on cash balances and other income (loss), net:

(dollars in thousands)	Three months ended March 31, 2018	Three months ended March 31, 2017
Adjusted net interest income	$18,205	$13,344
Total Expenses	(5,315)	(4,866)
Non-cash stock based compensation	75	362
Whole-Loans acquisition costs	41	—
Amortization of discount on convertible unsecured senior notes	137	—
Interest income on cash balances and other income (loss), net	28	404
Core Earnings	$13,171	$9,244

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

Our liquidity and capital resources are managed on a daily basis to ensure that we have sufficient liquidity to absorb market events that could negatively impact collateral valuations and result in margin calls as well as to ensure that we have the flexibility to manage our investment portfolio to take advantage of market opportunities. As of March 31, 2018, our principal sources of cash consist of borrowings under repurchase agreements, potential additional offering of our convertible unsecured senior notes, payments of principal and interest on our investment portfolio and cash generated from operations.

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

Sources of Liquidity

Principal Sources of Cash
We held cash of approximately $24.8 million and $48.1 million at March 31, 2018 and March 31, 2017, respectively. Our primary sources of cash currently consist of repurchase facility borrowings, investment income, principal repayments on investments and the proceeds from debt and equity offerings, to the extent available in the capital markets. In the future, we expect our primary sources of liquidity to consist of payments of principal and investment income, unused borrowing capacity under our financing sources and future issuances of equity and debt securities.

Repurchase Agreements
As of March 31, 2018, we had master repurchase agreements with 28 counterparties.  We had borrowings under repurchase agreements with 17 counterparties of approximately $3.6 billion at March 31, 2018.  The following tables present our repurchase agreement borrowings by type of collateral pledged, as of March 31, 2018 and March 31, 2017, and the respective effective cost of funds (Non-GAAP financial measure) for the three months ended March 31, 2018 and March 31, 2017, respectively.  See “Non-GAAP Financial Measures” (dollars in thousands):

	March 31, 2018			Three months ended March 31, 2018
Collateral	Borrowings Outstanding	Value of Collateral Pledged (1)	Weighted Average Interest Rate end of period	Weighted Average Cost of Funds	Weighted Average Effective Cost of Funds (Non-GAAP)(2)	Weighted Average Haircut end of period
Agency RMBS, at fair value	$630,980	$656,799	1.92%	1.72%	1.72%	4.48%
Agency CMBS, at fair value	2,073,029	2,163,961	1.81%	1.72%	1.72%	5.02%
Non-Agency RMBS, at fair value	104,580	141,171	3.19%	3.02%	3.02%	24.78%
Non-Agency CMBS, at fair value	252,121	331,441	3.42%	3.30%	3.30%	24.74%
Residential Whole-Loans, at fair value(3)	234,675	296,719	4.13%	4.16%	4.16%	20.00%
Residential Bridge Loans(3)	151,555	159,646	4.40%	4.81%	4.81%	20.00%
Commercial loans	12,321	20,534	4.61%	4.61%	4.61%	40.00%
Securitized commercial loan, at fair value(3)	7,631	13,871	3.72%	3.83%	3.83%	45.00%
Other securities, at fair value	90,028	131,467	3.42%	3.26%	3.26%	31.02%
Interest rate swaps	n/a	n/a	n/a	n/a	0.13%	n/a
Total	$3,556,920	$3,915,609	2.31%	2.11%	2.24%	9.40%

(1)	Excludes approximately $36.6 million of cash collateral posted.

(2)
The effective cost of funds for the period presented is calculated on an annualized basis and includes interest expense for the period and net periodic interest payments on interest rate swaps, net of premium amortization on MAC swaps, of approximately $1.1 million for the three months ended March 31, 2018.  While interest rate swaps are not accounted for using hedge accounting, such instruments are viewed by us as an economic hedge against increases in interest rates on our liabilities and are treated as hedges for purposes of satisfying the REIT requirements.  See “Non-GAAP Financial Measures”.

(3)	Repurchase agreement borrowings collateralized by Whole-Loans, Bridge Loans and securitized commercial loan owned through trust certificates. The trust certificates are eliminated upon consolidation.

	March 31, 2017			Three months ended March 31, 2017
Collateral	Borrowings Outstanding	Fair Value of Collateral Pledged (1)	Weighted Average Interest Rate end of period	Weighted Average Cost of Funds	Weighted Average Effective Cost of Funds (Non-GAAP)(2)	Weighted Average Haircut end of period
Agency RMBS	$835,537	$863,842	1.01%	1.00%	1.00%	4.56%
Agency CMBS	933,457	991,436	1.02%	1.03%	1.03%	5.65%
Non-Agency RMBS	50,438	64,295	2.60%	2.61%	2.61%	23.28%
Non-Agency CMBS	239,632	342,115	2.69%	2.66%	2.66%	28.85%
Residential Whole-Loans(3)	176,363	215,800	3.10%	3.27%	3.27%	20.00%
Residential Bridge Loans(3)	30,338	33,204	4.64%	4.70%	4.70%	20.00%
Securitized commercial loan(3)	6,808	13,720	3.38%	3.28%	3.28%	50.00%
Other securities	51,854	98,419	2.50%	3.25%	3.25%	38.25%
Interest rate swaps	n/a	n/a	n/a	n/a	1.26%	n/a
Total	$2,324,427	$2,622,831	1.47%	1.52%	2.79%	10.16%

(1)	Excludes approximately $13.2 million of cash collateral posted.

(2)
The effective cost of funds for the period presented is calculated on an annualized basis and includes interest expense for the period and net periodic interest payments on interest rate swaps, net of premium amortization on MAC swaps, of approximately $7.1 million for the three months ended March 31, 2017, respectively.  While interest rate swaps are not accounted for using hedge accounting, such instruments are viewed by us as an economic hedge against increases in interest rates on our liabilities and are treated as hedges for purposes of satisfying the REIT requirements.  See “Non-GAAP Financial Measures”.

(3)	Repurchase agreement borrowings collateralized by Whole-Loans, Bridge Loans and securitized commercial loan owned through trust certificates. The trust certificates are eliminated upon consolidation.

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

At-The-Market Program
In April 2017, the Company entered into an equity distribution agreement with JMP Securities LLC, or "JMP", under which the Company may offer and sell up to $100.0 million of common stock in an At-The-Market equity offering from time to time through JMP. We did not sell any shares under this agreement during 2017 or the first quarter of 2018.

Cash Generated from Operations

For the three months ended March 31, 2018, net cash from operating activities was approximately $85.0 million, this was primarily attributable to the net interest income we earned on our investments less operating expenses, general and administrative expenses and margin settlements of interest rate swaps. For the three months ended March 31, 2017, net cash provided by operating activities was approximately $11.5 million, which was primarily attributable to net interest income we earned on our investments less operating expenses, general and administrative expenses. The change period over period was mainly attributable to the settlement of interest rate swaps.

Cash Provided by and Used in Investing Activities

For the three months ended March 31, 2018, net cash used in investing activities was approximately $1.7 billion. This was primarily attributable to our investment acquisitions, including a investments from a consolidated CMBS VIE, which was partially offset by proceeds from sales and receipts of principal payments on our investments. For the three months ended March 31, 2017, net cash used in investing activities was approximately $193.6 million. This was primarily attributable to our investment acquisitions, which was partially offset by proceeds from sales and receipts of principal payments on our investments.

Cash Provided by and Used in Financing Activities

For the three months ended March 31, 2018, net cash provided by financing activities was approximately $1.6 billion. This was primarily attributable to increased investment activity resulting in a higher weighted average borrowings on our repurchase agreements and the increase in securitized debt related to a consolidated CMBS VIE. There was also a decrease in cash collateral posted. Our net cash provided by financing activities was partially offset by dividends paid on our common stock. For the three months ended March 31, 2017, net cash provided by financing activities was approximately $184.0 million.  This was primarily attributable to higher weighted average borrowings as a result of investment acquisitions and a decrease in cash collateral posted, partially offset by dividends paid on our common stock.

Contractual Obligations and Commitments

Our contractual obligations as of March 31, 2018 are as follows (dollars in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Borrowings under repurchase agreements	$3,556,920	—	—	—	$3,556,920
Contractual interest on repurchase agreements	21,090	—	—	—	21,090
Convertible senior unsecured notes	—	—	115,000	—	115,000
Contractual interest on convertible senior unsecured notes	3,881	15,525	15,525	—	34,931
Securitized debt(2)	—	1,293,088	—	—	1,293,088
Contractual interest on securitized debt(3)	43,438	122,079	—	—	165,517
Investment related payables	25,382	—	—	—	25,382
Total: GAAP Basis - Excluding TBA - long positions	3,650,711	1,430,692	130,525	—	5,211,928
TBA - long positions	731,855	—	—	—	731,855
Total: Non-GAAP Basis	$4,382,566	1,430,692	130,525	—	$5,943,783

(1)	The table above does not include amounts due under the Management Agreement (as defined herein) with our Manager, as those obligations do not have fixed and determinable payments.

(2)
The securitized debt is non-recourse to the Company and can only be settled with the assets held in the securitization. Assumes entire outstanding principal balance at March 31, 2018 is paid at maturity.

(3)	For variable rate debt the one month LIBOR rate as of March 31, 2018 of 1.9% was used to calculate the contractual interest.

Repurchase Agreements

At March 31, 2018, we had entered into repurchase agreement borrowings of approximately $31.1 million, which settled by April 5, 2018, with a weighted average interest rate of 3.77%, a weighted average contractual maturity of 26 days and secured by collateral of approximately $38.9 million.

Securitized Debt

At March 31, 2018, we had securitized debt related to the consolidated VIEs, with a principal balance of $1.3 billion (and a fair value of $1.3 billion).  The securitized debt and related interest payments of the VIEs can only be settled with the securitized commercial loans that serve as collateral of the VIEs and is non-recourse to us.

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

Off-Balance Sheet Arrangements

As of March 31, 2018, we held contracts to purchase (“long position”) and sell (“short position”) TBAs on a forward basis.  If a counterparty to one of the TBAs that we enter into defaults on its obligations, we may not receive payments or securities due under the TBA agreement, and thus, we may lose any unrealized gain associated with that TBA transaction.

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

As of March 31, 2018, 15 of the counterparties that we had outstanding repurchase agreement borrowings held collateral which we posted as security for such borrowings in excess of 5% of our Stockholders’ equity.  Prior to entering into a repurchase agreement with any particular institution, our Manager does a thorough review of such potential counterparty.  Such review, however, does not assure the creditworthiness of such counterparty nor that the financial wherewithal of the counterparty will not deteriorate in the future.

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

The sensitivity analysis table presented below shows the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments, including interest rate swaps, Interest-Only Strips, and net interest income at March 31, 2018, assuming a static portfolio of assets. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our Manager’s expectations. The analysis presented utilizes our Manager’s assumptions, models and estimates, which are based on our Manager’s judgment and experience.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+1.00%	(4.59)%	(0.19)%
+0.50%	(3.17)%	(0.07)%
-0.50%	1.45%	(0.01)%
-1.00%	0.35%	(0.12)%

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

Certain assumptions have been made in connection with the calculation of the information set forth in the table above and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes.  The base interest rate scenario assumes interest rates at March 31, 2018.  The analysis presented utilizes assumptions and estimates based on our Manager’s judgment and experience.  Furthermore, while we generally expect to retain such assets and the associated interest rate risk, future purchases and sales of assets could materially change our interest rate risk profile.

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

As of March 31, 2018, we have entered into five master securities forward trading agreements, or MSFTAs, which may govern the trading of some or all TBA transactions.  Pursuant to the terms of these MSFTAs, we and our counterparties would be required to post margin to the other when the mark to market exposure of the TBA transactions executed under the agreement exceed certain thresholds.  We expect to continue to negotiate and enter into MSFTAs with additional TBA counterparties.  The margin provisions of the MSFTA help to mitigate, but do not eliminate, counterparty risk associated with TBA transactions.  If a counterparty to a TBA transaction cannot perform under the terms of the trade, we may not receive securities we have agreed to purchase or payment for securities we have agreed to sell, and thus, we may lose any unrealized gain associated with such transaction.

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

We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of March 31, 2018. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

No change occurred in our internal control over financial reporting (as defined in Rule13a-15(f) and Rule 15d-15(f) of the Exchange Act) during the three months ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  Legal Proceedings

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business.  As of March 31, 2018, the Company was not involved in any legal proceedings.

ITEM 1A.  Risk Factors

Other than the additional risk factor presented below, there were no material changes during the period covered by this report to the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on March 29, 2018.  Additional risks not presently known, or that we currently deem immaterial, also may have a material adverse effect on our business, financial condition and results of operation.

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

May 8, 2018

By:	/s/ LISA MEYER

Lisa Meyer
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

May 8, 2018