Form 10-Q
period 2018-06-30
Western Asset Mortgage Capital Corp
filed 2018-08-07
CIK 1465885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
 For the quarterly period ended June 30, 2018

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

As of August 3, 2018, there were 41,616,379 shares, par value $0.01, of the registrant’s common stock outstanding.

Part I
ITEM I. Financial Statements

Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands—except share and per share data)
(Unaudited)

	June 30, 2018	December 31, 2017
Assets:
Cash and cash equivalents	$16,295	$48,024
Restricted cash	58,747	—
Agency mortgage-backed securities, at fair value ($2,440,683 and $2,833,595 pledged as collateral, at fair value, respectively)	2,495,161	2,858,600
Non-Agency mortgage-backed securities, at fair value ($432,352 and $266,189 pledged as collateral, at fair value, respectively)	432,596	378,158
Other securities, at fair value ($107,864 and $89,823 pledged as collateral, at fair value, respectively)	108,001	122,065
Residential Whole-Loans, at fair value ($335,149 and $237,423 pledged as collateral, at fair value, respectively)	335,149	237,423
Residential Bridge Loans ($236,359 and $64,526 at fair value and $259,339 and $106,673 pledged as collateral, respectively)	259,339	106,673
Securitized commercial loans, at fair value	1,309,195	24,876
Commercial Loans, at fair value ($20,515 and $0 pledged as collateral, at fair value, respectively)	70,717	—
Investment related receivable	37,286	7,665
Interest receivable	19,487	13,603
Due from counterparties	64,791	86,930
Derivative assets, at fair value	6,998	728
Other assets	3,571	2,161
Total Assets (1)	$5,217,333	$3,886,906

Liabilities and Stockholders’ Equity:
Liabilities:
Repurchase agreements, net	$3,267,369	$3,251,686
Convertible senior unsecured notes, net	109,401	108,743
Securitized debt, at fair value (includes $348,799 and $10,945 held by affiliates, respectively)	1,231,300	10,945
Interest payable (includes $976 and $70 on securitized debt held by affiliates, respectively)	10,309	8,322
Investment related payables	52,530	17,217
Due to counterparties	5,208	1,490
Derivative liability, at fair value	1,623	4,346
Accounts payable and accrued expenses	2,531	3,118
Payable to affiliate	3,062	2,041
Dividend payable	12,901	12,960
Other liabilities	59,308	—
Total Liabilities (2)	4,755,542	3,420,868

Commitments and contingencies

Stockholders’ Equity:
Common stock: $0.01 par value, 500,000,000 shares authorized, 41,616,379 and 41,794,079 outstanding, respectively	419	419
Preferred stock, $0.01 par value, 100,000,000 shares authorized and no shares outstanding	—	—
Treasury stock, at cost, 303,422 and 125,722 shares held, respectively	(2,965)	(1,232)
Additional paid-in capital	768,945	768,763
Retained earnings (accumulated deficit)	(304,608)	(301,912)
Total Stockholders’ Equity	461,791	466,038
Total Liabilities and Stockholders’ Equity	$5,217,333	$3,886,906
 See notes to unaudited consolidated financial statements.
Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Balance Sheets (Continued)
(in thousands—except share and per share data)
(Unaudited)

	June 30, 2018	December 31, 2017
(1) Assets of consolidated VIEs included in the total assets above:
Cash and cash equivalents	$364	$—
Restricted cash	58,747	—
Residential Whole-Loans, at fair value ($335,149 and $237,423 pledged as collateral, at fair value, respectively)	335,149	237,423
Residential Bridge Loans ($236,359 and $64,526 at fair value and $259,339 and $106,673 pledged as collateral, respectively)	259,339	106,673
Securitized commercial loans, at fair value	1,309,195	24,876
Commercial Loans, at fair value ($20,515 and $0 pledged as collateral, at fair value, respectively)	20,515	—
Investment related receivable	37,286	7,665
Interest receivable	9,794	3,358
Other assets	548	—
Total assets of consolidated VIEs	$2,030,937	$379,995

(2) Liabilities of consolidated VIEs included in the total liabilities above:
Securitized debt, at fair value (includes $348,799 and $10,945 held by affiliates, respectively)	$1,231,300	$10,945
Interest payable (includes $976 and $70 on securitized debt held by affiliates, respectively)	2,687	70
Accounts payable and accrued expenses	678	189
Other liabilities	59,309	—
Total liabilities of consolidated VIEs	$1,293,974	$11,204

See notes to unaudited consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Statements of Operations
(in thousands—except share and per share data)
(Unaudited)

	For the three months ended June 30, 2018	For the three months ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Net Interest Income
Interest income	$57,154	$30,055	$96,881	$58,485
Interest expense (includes $4,719, $248, $5,207 and $494 on securitized debt held by affiliates, respectively)	38,134	10,407	58,831	19,144
Net Interest Income	19,020	19,648	38,050	39,341

Other Income (Loss)
Realized gain (loss) on sale of investments, net	(5,608)	(2,488)	(5,033)	18,770
Other than temporary impairment	(2,974)	(6,579)	(5,890)	(12,676)
Unrealized gain (loss), net	(31,693)	35,017	(100,654)	29,877
Gain (loss) on derivative instruments, net	28,490	(18,555)	108,072	(23,252)
Other, net	(145)	222	(98)	625
Other Income (Loss)	(11,930)	7,617	(3,603)	13,344

Expenses
Management fee to affiliate	2,259	1,830	4,439	4,306
Other operating expenses	1,555	736	2,524	1,153
General and administrative expenses:
Compensation expense	572	664	1,082	1,404
Professional fees	818	832	2,113	1,720
Other general and administrative expenses	397	404	758	749
Total general and administrative expenses	1,787	1,900	3,953	3,873
Total Expenses	5,601	4,466	10,916	9,332

Income before income taxes	1,489	22,799	23,531	43,353
Income tax provision	36	2,115	349	2,427
Net income	$1,453	$20,684	$23,182	$40,926

Net income per Common Share — Basic	$0.03	$0.49	$0.55	$0.97
Net income per Common Share — Diluted	$0.03	$0.49	$0.55	$0.97
Dividends Declared per Share of Common Stock	$0.31	$0.31	$0.62	$0.62

See notes to unaudited consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands—except shares and share data)
(Unaudited)

	Common Stock Outstanding		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock
	Shares	Par				Total
Balance at December 31, 2016	41,919,801	$419	$765,042	$(334,979)	$—	$430,482
Vesting of restricted stock	—	—	981	—	—	981
Equity component of convertible senior unsecured notes	—	—	2,656	—	—	2,656
Treasury stock	(125,722)	—	—	—	(1,232)	(1,232)
Net income	—	—	—	85,097	—	85,097
Dividends declared on common stock	—	—	84	(52,030)	—	(51,946)
Balance at December 31, 2017	41,794,079	$419	$768,763	$(301,912)	$(1,232)	$466,038
Vesting of restricted stock	—	—	125	—	—	125
Treasury stock	(177,700)	—	—	—	(1,733)	(1,733)
Net income	—	—	—	23,182	—	23,182
Dividends declared on common stock	—	—	57	(25,878)	—	(25,821)
Balance at June 30, 2018	41,616,379	$419	$768,945	$(304,608)	$(2,965)	$461,791

See notes to unaudited consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows (in thousands)
(Unaudited)

	For the six months ended June 30, 2018	For the six months ended June 30, 2017
Cash flows from operating activities:
Net income	$23,182	$40,926
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Premium amortization and (discount accretion), net	277	(2,044)
Interest income earned added to principal of securities	—	(46)
Amortization of deferred financing costs	384	—
Amortization of discount on convertible senior notes	275	—
Restricted stock amortization	125	577
Interest payments and basis recovered on MAC interest rate swaps	293	258
Premium on purchase of Residential Whole-Loans	(2,677)	(354)
Premium on purchase of Residential Bridge Loans	(2,196)	(425)
Premium on purchase of securitized commercial loans	(3,019)	—
Unrealized (gain) loss, net	100,654	(29,877)
Unrealized (gain) loss on derivative instruments, net	(5,576)	(156,696)
Other than temporary impairment	5,890	12,676
Realized (gain) loss on sale of securities, net	5,033	(18,770)
(Gain) loss on derivatives, net	(7,769)	156,245
Loss on foreign currency transactions, net	—	2
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(5,884)	7,006
Increase in other assets	(1,267)	(695)
Increase (decrease) in interest payable	1,987	(10,596)
Decrease in accounts payable and accrued expenses	(587)	(447)
Increase (decrease) in payable to affiliate	1,021	(671)
Net cash provided by (used in) operating activities	110,146	(2,931)
Cash flows from investing activities:
Purchase of securities	(235,043)	(1,656,239)
Proceeds from sale of securities	416,869	962,404
Principal repayments and basis recovered on securities	67,259	140,813
Purchase of Residential Whole-Loans	(124,225)	(35,317)
Principal repayments on Residential Whole-Loans	23,871	24,000
Purchase of Commercial Loans	(70,257)	—
Purchase of securitized commercial loans	(1,350,000)	—
Principal repayments on securitized commercial loans	78,907	—
Purchase of Residential Bridge Loans	(276,173)	(73,565)
Principal repayments on Residential Bridge Loans	98,528	8,160
Payment of premium for option derivatives	(467)	(4,786)
Premium received from option derivatives	298	3,750
Premium received from credit default swaps	(174)	—
Net settlements of TBAs	134	2,558
Proceeds from (Payments on) termination of futures, net	4,591	(9,153)
Interest payments and basis recovered on MAC interest rate swaps	(293)	(258)
Due from counterparties	—	4,124
Payments on total return swaps, net	—	(500)
Premium for interest rate swaptions, net	—	(115)
Net cash used in investing activities	(1,366,175)	(634,124)

Cash flows from financing activities:

Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Continued) (in thousands)
(Unaudited)

	For the six months ended June 30, 2018	For the six months ended June 30, 2017
Repurchase of common stock	(1,733)	—
Proceeds from repurchase agreement borrowings	9,929,408	7,464,705
Repayments of repurchase agreement borrowings	(9,913,725)	(6,818,742)
Proceeds from securitized debt	1,285,219	—
Repayments of securitized debt	(74,845)	—
Proceeds from forward contracts	—	5,407
Repayments of forward contracts	—	(5,427)
Due from counterparties, net	22,139	10,647
Due to counterparties, net	3,718	1,445
Increase in other liabilities	58,746	—
Dividends paid on common stock	(25,880)	(25,991)
Net cash provided by financing activities	1,283,047	632,044

Effect of exchange rate changes on cash and cash equivalents	—	(2)

Net increase (decrease) in cash, cash equivalents and restricted cash	27,018	(5,013)
Cash, cash equivalents and restricted cash, beginning of period	48,024	46,172
Cash, cash equivalents and restricted cash, end of period	$75,042	$41,159

Supplemental disclosure of operating cash flow information:
Interest paid	$56,935	$16,902
Income taxes paid	$1,635	$2,380
Supplemental disclosure of non-cash financing/investing activities:
Principal payments of securities, not settled	$—	$16
Securities sold, not settled	$—	$209,310
Securities purchased, not settled	$(52,530)	$—
Dividends and distributions declared, not paid	$12,901	$12,995
Principal payments of Residential Whole-Loans, not settled	$5,845	$1,598
Principal payments of Residential Bridge Loans, not settled	$31,441	$809
Derivative collateral offset against derivatives	$—	$(157,913)
Other assets	$143	$—
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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited financial statements and related notes have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial reporting in accordance with Article 10 of Regulation S-X and the instructions to Form 10-Q.  Certain prior period amounts have been reclassified to conform to the current period’s presentation. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary have been made to state fairly the Company’s financial position, results of operations and cash flows. The results of operations for the period ended June 30, 2018, are not necessarily indicative of the results to be expected for the full year or any future period. These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 29, 2018.

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

To assess whether the Company has the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance, it considers all facts and circumstances, including its role in establishing the VIE and its ongoing rights and responsibilities. This assessment includes: first, identifying the activities that most significantly impact the VIE’s economic performance; and second, identifying which party, if any, has power over those activities. In general, the parties that make the most significant decisions affecting the VIE or have the right to unilaterally remove those decision makers is deemed to have the power to direct the activities of a VIE.

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

Significant Accounting Policies

There have been no changes to our accounting policies included in Note 2 to the consolidated financial statements of our
Annual Report on Form 10-K for the year ended December 31, 2017, other than the significant accounting policies disclosed below.

Restricted Cash

Restricted cash represents cash held by the trustee or servicer for mortgage escrows in connection with the Company's securitized loan and commercial loan investments held in two consolidated VIEs. These escrows consist of principal and interest escrows, capital improvement reserves, repair reserves, real estate tax and insurance reserves and tenant reserves. The corresponding liability is recorded in "Other liabilities" in the Consolidated Balance Sheets. The restricted cash is not available for general corporate use.

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

The securitized commercial loans are typically collateralized by commercial real estate. As a result, the Company regularly evaluates the extent and impact of any credit migration associated with the performance and/or value of the underlying collateral property as well as the financial and operating capability of the borrower on a loan by loan basis. On a quarterly basis, the Company evaluates the collectability of both interest and principal of each loan, if circumstances warrant, to determine whether such loan is impaired. A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms. When a loan is impaired, the Company does not record an allowance for loan loss as the Company has elected the fair value option.  However, income recognition is suspended for loans at the earlier of the date at which payments become 90-days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired loan is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed. Interest income accrual is resumed when the loan becomes contractually current and performance is demonstrated. A loan is written off when it is no longer realizable and/or legally discharged.

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

In July 2017, the FASB issued ASU 2017-11, "Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivative and Hedges (Topic 815): Part I - Accounting for Certain Financial Instruments with Down Round Features and Part II - Replacement of the Indefinite Deferral for Mandatory Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatory Redeemable Noncontrolling Interest with a Scope Exception". Part I of this update changes the classification analysis of certain financial instruments (such as warrants and convertible instruments) with down round features. Down round features are features of certain equity-linked financial instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. Entities that present earnings per share are required to recognize the effect of the down round feature when it is triggered. The amendments in Part II of this update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect.
	First quarter 2019.	The Company is evaluating the impact this standard may have on its consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, "Compensation-Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting." The amendments in this update expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees.
	First quarter 2019.	The Company is evaluating the impact this standard may have on its consolidated financial statements.

In July 2018, the FASB issued ASU 2018-09, "Codification Improvements." The amendments in this update affect a wide variety of Topics in the Codification including derivatives and hedging, stock compensation-income taxes, distinguishing liabilities from equity, debt modification and extinguishment, reporting comprehensive income, business combinations-income taxes, financial services and Plan accounting.
	First quarter 2019.	The Company is evaluating the impact this standard may have on its consolidated financial statements.

Note 3 — Fair Value of Financial Instruments

The following tables present the Company’s financial instruments carried at fair value as of June 30, 2018 and December 31, 2017, based upon the valuation hierarchy (dollars in thousands):

	June 30, 2018
	Fair Value
	Level I	Level II	Level III	Total
Assets
Agency RMBS	$—	$402,853	$—	$402,853
Agency RMBS Interest-Only Strips	—	—	13,559	13,559
Agency RMBS Interest-Only Strips accounted for as derivatives, included in MBS	—	—	9,247	9,247
Agency CMBS	—	2,012,342	52,237	2,064,579
Agency CMBS Interest-Only Strips accounted for as derivatives, included in MBS	—	4,923	—	4,923
Subtotal Agency MBS	—	2,420,118	75,043	2,495,161

Non-Agency RMBS	—	84,896	13	84,909
Non-Agency RMBS Interest-Only Strips	—	—	16,294	16,294
Non-Agency CMBS	—	331,393	—	331,393
Subtotal Non-Agency MBS	—	416,289	16,307	432,596

Other securities	—	99,046	8,955	108,001
Total mortgage-backed securities and other securities	—	2,935,453	100,305	3,035,758

Residential Whole-Loans	—	—	335,149	335,149
Residential Bridge Loans	—	—	236,359	236,359
Securitized commercial loans	—	—	1,309,195	1,309,195
Commercial Loans	—	—	70,717	70,717
Derivative assets	3,723	3,275	—	6,998
Total Assets	$3,723	$2,938,728	$2,051,725	$4,994,176

Liabilities
Derivative liabilities	$26	$1,597	$—	$1,623
Securitized debt	—	1,228,430	2,870	1,231,300
Total Liabilities	$26	$1,230,027	$2,870	$1,232,923

	December 31, 2017
	Fair Value
	Level I	Level II	Level III	Total
Assets
Agency RMBS	$—	$672,177	$—	$672,177
Agency RMBS Interest-Only Strips	—	15,437	—	15,437
Agency RMBS Interest-Only Strips accounted for as derivatives, included in MBS	—	10,419	—	10,419
Agency CMBS	—	2,137,583	17,217	2,154,800
Agency CMBS Interest-Only Strips	—	10	—	10
Agency CMBS Interest-Only Strips accounted for as derivatives, included in MBS	—	5,757	—	5,757
Subtotal Agency MBS	—	2,841,383	17,217	2,858,600

Non-Agency RMBS	—	90,819	13	90,832
Non-Agency RMBS Interest-Only Strips	—	—	8,722	8,722
Non-Agency CMBS	—	278,604	—	278,604
Subtotal Non-Agency MBS	—	369,423	8,735	378,158

Other securities	—	112,826	9,239	122,065
Total mortgage-backed securities and other securities	—	3,323,632	35,191	3,358,823

Residential Whole-Loans	—	—	237,423	237,423
Residential Bridge Loans	—	—	64,526	64,526
Securitized commercial loan	—	—	24,876	24,876
Derivative assets	728	—	—	728
Total Assets	$728	$3,323,632	$362,016	$3,686,376

Liabilities
Derivative liabilities	$50	$4,296	$—	$4,346
Securitized debt	—	—	10,945	10,945
Total Liabilities	$50	$4,296	$10,945	$15,291

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

Securitized commercial loans

Values for the Company’s securitized commercial loans are based on the CFE valuation methodology.  Since there is an extremely limited market for the securitized commercial loans, the Company determined the securitized debt is more actively traded and therefore was more observable.  Due to the inherent uncertainty of such valuation, the Company classifies its securitized commercial loans as Level III.

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

Derivatives

Values for the Company's derivatives are based upon prices from third party pricing services, whose pricing is subject to review by the Manager’s pricing committee. In valuing its over-the-counter interest rate derivatives, such as swaps and swaptions, its currency derivatives, such as swaps and forwards and credit derivatives such as total return swaps, the Company considers the creditworthiness of both the Company and its counterparties, along with collateral provisions contained in each derivative agreement, from the perspective of both the Company and its counterparties. No credit valuation adjustment was made in determining the fair value of interest rate and/or currency derivatives for the periods ended June 30, 2018 and December 31, 2017.

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

The following tables present additional information about the Company’s financial instruments which are measured at fair value on a recurring basis for which the Company has utilized Level III inputs to determine fair value:

	Three months ended June 30, 2018
$ in thousands	Agency MBS	Non-Agency MBS	Other Securities	Residential Whole-Loans	Residential Bridge Loans	Commercial Loans	Securitized commercial loans	Securitized debt
Beginning balance	$44,802	$17,000	$9,113	$296,719	$129,469	$40,455	$1,383,044	$12
Transfers into Level III from Level II	—	—	—	—	—	—	—	—
Transfers from Level III into Level II	(19,461)	—	—	—	—	—	—	—
Purchases	52,530	—	—	54,019	156,730	29,851	—	—
Principal repayments	—	—	(177)	(14,902)	(49,402)	—	(78,807)	—
Total net gains / losses included in net income
Other than temporary impairment	(207)	(19)	—	—	—	—	—	—
Unrealized gains/(losses), net on assets(1)	(1,181)	(53)	(25)	(475)	(108)	374	5,621	—
Unrealized (gains)/losses, net on liabilities(2)	—	—	—	—	—	—	—	2,834
Premium and discount amortization, net	(1,440)	(621)	44	(212)	(330)	37	(663)	24
Ending balance	$75,043	$16,307	$8,955	$335,149	$236,359	$70,717	$1,309,195	$2,870

Unrealized gains/(losses), net on assets held at the end of the period(1)	$(798)	$(53)	$(25)	$(274)	$140	$374	$5,621	$—
Unrealized gains/(losses), net on liabilities held at the end of the period(2)	$—	$—	$—	$—	$—	$—	$—	$(2,834)

	Three months ended June 30, 2017
$ in thousands	Agency MBS	Non-Agency MBS	Other Securities	Residential Whole-Loans	Securitized commercial loan	Securitized debt	Derivative liability
Beginning balance	$50,273	$15,622	$21,432	$215,800	$24,500	$10,780	$459
Transfers into Level III from Level II	—	—	—	—	—	—	—
Transfers from Level III into Level II	(50,999)	—	—	—	—	—	—
Purchases	131	—	—	—	—	—	—
Sales and settlements	—	—	—	—	—	—	(14,711)
Principal repayments	(15)	(1,698)	—	(12,220)	—	—	—
Total net gains / losses included in net income			0
Realized (gains)/losses, net on liabilities	—	—	—	—	—	—	14,711
Other than temporary impairment	—	—	(438)	—	—	—	—
Unrealized gains/(losses), net on assets(1)	614	392	603	260	375	—	—
Unrealized (gains)/losses, net on liabilities(2)	—	—	—	—	—	165	(130)
Premium and discount amortization, net	(4)	10	808	(300)	—	—	—
Ending balance	$—	$14,326	$22,405	$203,540	$24,875	$10,945	$329

Unrealized gains/(losses), net on assets held at the end of the period(1)	$—	$392	$603	$478	$375	$—	$—
Unrealized gains/(losses), net on liabilities held at the end of the period(2)	$—	$—	$—	$—	$—	$(165)	$130

	Six months ended June 30, 2018
$ in thousands	Agency MBS	Non-Agency MBS	Other Securities	Residential Whole-Loans	Residential Bridge Loans	Commercial Loans	Securitized commercial loans	Securitized debt
Beginning balance	$17,217	$8,735	$9,239	$237,423	$64,526	$—	$24,876	$10,945
Transfers into Level III from Level II	22,794	—	—	—	—	—	—	—
Transfers from Level III into Level II	(16,805)	—	—	—	—	—	—	(10,899)
Purchases	54,623	8,602	—	122,014	214,843	70,257	1,353,019	—
Sales and settlements	—	—	—	—	—	—	—	12
Principal repayments	(53)	—	(317)	(22,679)	(42,544)	—	(78,907)	(44)
Total net gains / losses included in net income
Other than temporary impairment	(207)	(48)	—	—	—	—	—	—
Unrealized gains/(losses), net on assets(1)	(1,070)	(56)	(54)	(1,273)	(130)	416	10,870	—
Unrealized (gains)/losses, net on liabilities(2)	—	—	—	—	—	—	—	2,832
Premium and discount amortization, net	(1,456)	(926)	87	(336)	(336)	44	(663)	24
Ending balance	$75,043	$16,307	$8,955	$335,149	$236,359	$70,717	$1,309,195	$2,870

Unrealized gains/(losses), net on assets held at the end of the period(1)	$(712)	$(56)	$(54)	$(888)	$151	$416	$10,870	$—
Unrealized gains/(losses), net on liabilities held at the end of the period(2)	$—	$—	$—	$—	$—	$—	$—	$(2,834)

	Six months ended June 30, 2017
$ in thousands	Agency MBS	Non-Agency MBS	Other Securities	Residential Whole-Loans	Securitized commercial loan	Securitized debt	Derivative liability
Beginning balance	$73,059	$75,576	$31,356	$192,136	$24,225	$10,659	$1,673
Transfers into Level III from Level II	—	15,610	—	—	—	—	—
Transfers from Level III into Level II	(73,715)	(7,434)	(9,227)	—	—	—	—
Purchases	—	—	—	35,671	—	—	—
Sales and settlements	—	(60,132)	—	—	—	—	(14,197)
Principal repayments	—	(2,075)	(172)	(24,357)	—	—	—
Total net gains / losses included in net income
Realized gains/(losses), net on assets	—	2,623	—	—	—	—	—
Realized (gains)/losses, net on liabilities	—	—	—	—	—	—	14,197
Other than temporary impairment	—	—	(1,702)	—	—	—	—
Unrealized gains/(losses), net on assets(1)	636	(9,007)	456	638	650	—	—
Unrealized (gains)/losses, net on liabilities(2)	—	—	—	—	—	286	(1,344)
Premium and discount amortization, net	20	(835)	1,694	(548)	—	—	—
Ending balance	$—	$14,326	$22,405	$203,540	$24,875	$10,945	$329

Unrealized gains/(losses), net on assets held at the end of the period(1)	$—	$392	$385	$792	$650	$—	$—
Unrealized gains/(losses), net on liabilities held at the end of the period(2)	$—	$—	$—	$—	$—	$(286)	$1,344

(1)	Gains and losses are included in "Unrealized gain (loss), net" in the Consolidated Statements of Operations.

(2)
Gains and losses on securitized debt and derivative liability are included in "Unrealized gain (loss), net" and "Gain (loss) on derivative instruments, net" in the Consolidated Statements of Operations, respectively.

Transfers between hierarchy levels during operations for the three and six months ended June 30, 2018 and June 30, 2017 were based on the availability of sufficient observable inputs to meet Level II versus Level III criteria.  The leveling of these assets was based on information received from a third party pricing service which, along with the back-testing of historical sales transactions performed by the Manager, provided the sufficient observable data for the movement from Level III to Level II. The Company did not have transfers between Level I and Level II for the three and six months ended June 30, 2018 and June 30, 2017.

Other Fair Value Disclosures

Certain Residential Bridge Loans, repurchase agreement borrowings and convertible senior unsecured notes are not carried at fair value in the consolidated financial statements. The following table presents the carrying value and estimated fair value of the Company’s financial instruments that are not carried at fair value as of June 30, 2018 and December 31, 2017 in the consolidated financial statements (dollars in thousands):

	June 30, 2018		December 31, 2017
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets
Residential Bridge Loans	$22,980	$22,805	$42,147	$42,881
Total	$22,980	$22,805	$42,147	$42,881

Liabilities
Borrowings under repurchase agreements	$3,267,369	$3,265,879	$3,251,686	$3,257,956
Convertible senior unsecured notes	109,401	116,512	108,743	114,819
Total	$3,376,770	$3,382,391	$3,360,429	$3,372,775

"Due from counterparties" and "Due to counterparties" in the Company’s Consolidated Balance Sheets are reflected at cost which approximates fair value.

Residential Bridge Loans

The fair values of the Residential Bridge Loans are based upon prices obtained from an independent third party pricing service that specializes in loan valuation, utilizing a valuation model that is calibrated to recent loan trade execution. Their valuation methodology uses a discount cash flow model and incorporates commonly used market pricing methods, including loan to value (“LTV”), debt to income, maturity, interest rates, collateral location, and unpaid principal balance, prepayment penalties, FICO scores, lien position and times late. Due to the inherent uncertainty of such valuation, the fair values established for residential bridge loans held by the Company may differ from the fair values that would have been established if a readily available market existed for these loans. Accordingly, the Company's loans are classified as Level III.

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

Note 4 – Mortgage-Backed Securities and other securities

The following tables present certain information about the Company’s investment portfolio at June 30, 2018 and December 31, 2017 (dollars in thousands):

	June 30, 2018
	Principal Balance	Unamortized Premium (Discount), net	Discount Designated as Credit Reserve and OTTI	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Net Weighted Average Coupon
Agency RMBS	$403,154	$13,467	$—	$416,621	$—	$(13,768)	$402,853	3.6%
Agency RMBS Interest-Only Strips (2)	N/A	N/A	N/A	13,501	835	(777)	13,559	2.3%	(1)
Agency RMBS Interest-Only Strips, accounted for as derivatives (1) (2)	N/A	N/A	N/A	N/A	N/A	N/A	9,247	2.7%	(1)
Subtotal Agency RMBS	403,154	13,467	—	430,122	835	(14,545)	425,659	3.1%
Agency CMBS	2,141,182	3,338	—	2,144,520	—	(79,941)	2,064,579	3.0%
Agency CMBS Interest-Only Strips accounted for as derivatives(1) (2)	N/A	N/A	N/A	N/A	N/A	N/A	4,923	0.5%	(1)
Subtotal Agency CMBS	2,141,182	3,338	—	2,144,520	—	(79,941)	2,069,502	2.8%
Total Agency MBS	2,544,336	16,805	—	2,574,642	835	(94,486)	2,495,161	2.9%

Non-Agency RMBS	115,776	5,783	(40,333)	81,226	3,867	(184)	84,909	4.4%
Non-Agency RMBS Interest- Only Strips (1)	N/A	N/A	N/A	16,365	—	(71)	16,294	0.5%	(1)
Subtotal Non-Agency RMBS	115,776	5,783	(40,333)	97,591	3,867	(255)	101,203	1.0%
Non-Agency CMBS	421,642	(55,426)	(28,292)	337,924	4,435	(10,966)	331,393	5.2%
Total Non-Agency MBS	537,418	(49,643)	(68,625)	435,515	8,302	(11,221)	432,596	2.3%

Other securities (3)	83,717	2,689	(10,212)	96,296	11,759	(54)	108,001	8.6%
Total	$3,165,471	$(30,149)	$(78,837)	$3,106,453	$20,896	$(105,761)	$3,035,758	2.8%

	December 31, 2017
	Principal Balance	Unamortized Premium (Discount), net	Discount Designated as Credit Reserve and OTTI	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Net Weighted Average Coupon
Agency RMBS	$641,044	$28,876	$—	$669,920	$4,571	$(2,314)	$672,177	3.9%
Agency RMBS Interest-Only Strips (1)	N/A	N/A	N/A	14,750	878	(191)	15,437	2.9%	(1)
Agency RMBS Interest-Only Strips, accounted for as derivatives (1) (2)	N/A	N/A	N/A	N/A	N/A	N/A	10,419	2.9%	(1)
Subtotal Agency RMBS	641,044	28,876	—	684,670	5,449	(2,505)	698,033	3.6%
Agency CMBS	2,145,139	2,142	—	2,147,281	16,913	(9,394)	2,154,800	2.9%
Agency CMBS Interest-Only Strips(1)	N/A	N/A	N/A	—	10	—	10	3.2%	(1)
Agency CMBS Interest-Only Strips accounted for as derivatives (1) (2)	N/A	N/A	N/A	N/A	N/A	N/A	5,757	0.5%	(1)
Subtotal Agency CMBS	2,145,139	2,142	—	2,147,281	16,923	(9,394)	2,160,567	2.7%
Total Agency MBS	2,786,183	31,018	—	2,831,951	22,372	(11,899)	2,858,600	3.0%

Non-Agency RMBS	119,748	5,263	(39,491)	85,520	5,473	(161)	90,832	3.8%
Non-Agency RMBS Interest- Only Strips (1)	N/A	N/A	N/A	8,738	—	(16)	8,722	0.9%	(1)
Subtotal Non-Agency RMBS	119,748	5,263	(39,491)	94,258	5,473	(177)	99,554	1.8%
Non-Agency CMBS	379,183	(59,129)	(28,020)	292,034	1,702	(15,132)	278,604	4.8%
Total Non-Agency MBS	498,931	(53,866)	(67,511)	386,292	7,175	(15,309)	378,158	3.3%

Other securities (3)	86,305	6,300	(5,404)	110,091	12,161	(187)	122,065	7.8%
Total	$3,371,419	$(16,548)	$(72,915)	$3,328,334	$41,708	$(27,395)	$3,358,823	3.1%

(1) IOs and IIOs have no principal balances and bear interest based on a notional balance.  The notional balance is used solely to determine interest distributions on interest-only class of securities.  At June 30, 2018, the notional balance for Agency RMBS IOs and IIOs, Non-Agency RMBS IOs and IIOs, Agency RMBS IOs and IIOs, accounted for as derivatives and Agency CMBS IOs and IIOs, accounted for as derivatives was $176.8 million, $843.0 million, $105.0 million and $181.1 million, respectively.  At December 31, 2017, the notional balance for Agency RMBS IOs and IIOs, Non-Agency RMBS IOs and IIOs, Agency RMBS IOs and IIOs, accounted for as derivatives, Agency CMBS IOs and IIOs, accounted for as derivatives and Agency CMBS IOs and IIOs was $165.5 million, $278.4 million, $122.0 million, $192.5 million and $3.3 million, respectively.
(2) Interest on these securities is reported as a component of "Gain (loss) on derivative instruments, net" in the Consolidated Statements of Operations.
(3) Other securities include residual interests in asset-backed securities which have no principal balance and an amortized cost of approximately $20.1 million and $22.9 million, as of June 30, 2018 and December 31, 2017, respectively.

As of June 30, 2018 and December 31, 2017 the weighted average expected remaining term of the MBS and other securities investment portfolio was 8.5 years and 8.6 years, respectively.

The following tables present the changes in the components of the Company’s purchase discount and amortizable premium on its Non-Agency RMBS, Non-Agency CMBS and other securities for the three and six months ended June 30, 2018 and June 30, 2017 (dollars in thousands):

	Three months ended June 30, 2018			Three months ended June 30, 2017
	Discount Designated as Credit Reserve and OTTI	Accretable Discount(1)	Amortizable Premium(1)	Discount Designated as Credit Reserve and OTTI	Accretable Discount(1)	Amortizable Premium(1)
Balance at beginning of period	$(79,474)	$(72,868)	$21,494	$(47,517)	$(78,573)	$16,330
Accretion of discount	—	2,786	—	—	2,722	—
Amortization of premium	—	—	(223)	—	—	(47)
Realized credit losses	2,095	—	—	48	—	—
Purchases	—	—	—	—	—	—
Sales	765	2,941	(554)	1,700	465	(571)
Net impairment losses recognized in earnings	(2,753)	—	—	(5,979)	—	—
Transfers/release of credit reserve(2)	530	(1,536)	1,006	1,918	(1,392)	(526)
Balance at end of period	$(78,837)	$(68,677)	$21,723	$(49,830)	$(76,778)	$15,186

	Six months ended June 30, 2018			Six months ended June 30, 2017
	Discount Designated as Credit Reserve and OTTI	Accretable Discount(1)	Amortizable Premium(1)	Discount Designated as Credit Reserve and OTTI	Accretable Discount(1)	Amortizable Premium(1)
Balance at beginning of period	$(72,915)	$(68,438)	$20,872	$(130,484)	$(109,822)	$44,527
Accretion of discount	—	5,169	—	—	5,954	—
Amortization of premium	—	—	(364)	—	—	(689)
Realized credit losses	2,221	—	—	1,829	—	—
Purchases	(7,182)	(6,473)	435	(1,724)	(668)	1,522
Sales	3,339	3,728	(684)	89,441	30,085	(31,042)
Net impairment losses recognized in earnings	(5,499)	—	—	(10,351)	—	—
Transfers/release of credit reserve(2)	1,199	(2,663)	1,464	1,459	(2,327)	868
Balance at end of period	$(78,837)	$(68,677)	$21,723	$(49,830)	$(76,778)	$15,186

(1)	Together with coupon interest, accretable purchase discount and amortizable premium is recognized as interest income over the life of the security.

(2)	Subsequent reductions of a security’s non-accretable discount results in a corresponding reduction in its amortizable premium.

The following tables present the fair value and contractual maturities of the Company’s investment securities at June 30, 2018 and December 31, 2017 (dollars in thousands):

	June 30, 2018
	< or equal to 10 years	> 10 years and < or equal to 20 years	> 20 years and < or equal to 30 years	> 30 years	Total
Agency RMBS	$—	$—	$60,217	$342,636	$402,853
Agency RMBS Interest-Only Strips	3,352	3,658	6,549	—	13,559
Agency RMBS Interest-Only Strips, accounted for as derivatives	1,377	4,828	3,042	—	9,247
Agency CMBS	1,499,873	564,706	—	—	2,064,579
Agency CMBS Interest-Only Strips accounted for as derivatives	—	—	—	4,923	4,923
Subtotal Agency	1,504,602	573,192	69,808	347,559	2,495,161

Non-Agency RMBS	13	24,944	17,113	42,839	84,909
Non-Agency RMBS Interest- Only Strips	—	—	8,263	8,031	16,294
Non-Agency CMBS	—	85,116	148,471	97,806	331,393
Subtotal Non-Agency	13	110,060	173,847	148,676	432,596

Other securities	—	77,417	—	30,584	108,001
Total	$1,504,615	$760,669	$243,655	$526,819	$3,035,758

	December 31, 2017
	< or equal to 10 years	> 10 years and < or equal to 20 years	> 20 years and < or equal to 30 years	> 30 years	Total
Agency RMBS	$—	$56,228	$239,197	$376,752	$672,177
Agency RMBS Interest-Only Strips	3,920	4,591	6,926	—	15,437
Agency RMBS Interest-Only Strips, accounted for as derivatives	1,686	5,139	3,594	—	10,419
Agency CMBS	1,599,620	555,180	—	—	2,154,800
Agency CMBS Interest-Only Strips	10	—	—	—	10
Agency CMBS Interest-Only Strips accounted for as derivatives	—	—	—	5,757	5,757
Subtotal Agency	1,605,236	621,138	249,717	382,509	2,858,600

Non-Agency RMBS	13	51,092	4,184	35,543	90,832
Non-Agency RMBS Interest- Only Strips	—	—	—	8,722	8,722
Non-Agency CMBS	—	60,583	139,209	78,812	278,604
Subtotal Non-Agency	13	111,675	143,393	123,077	378,158

Other securities	—	99,062	—	23,003	122,065
Total	$1,605,249	$831,875	$393,110	$528,589	$3,358,823

The following tables present the gross unrealized losses and estimated fair value of the Company’s MBS and other securities by length of time that such securities have been in a continuous unrealized loss position at June 30, 2018 and December 31, 2017 (dollars in thousands):

	June 30, 2018
	Less than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Agency RMBS	$402,854	$(13,768)	10	$—	$—	—	$402,854	$(13,768)	10
Agency RMBS Interest-Only Strips	4,906	(614)	11	2,130	(163)	4	7,036	(777)	15
Agency CMBS	2,064,579	(79,941)	132	—	—	—	2,064,579	(79,941)	132
Subtotal Agency	2,472,339	(94,323)	153	2,130	(163)	4	2,474,469	(94,486)	157

Non-Agency RMBS	14,751	(184)	2	—	—	—	14,751	(184)	2
Non-Agency RMBS Interest-Only Strips	16,188	(71)	3	—	—	—	16,188	(71)	3
Non-Agency CMBS	88,673	(1,610)	15	101,644	(9,356)	27	190,317	(10,966)	42
Subtotal Non-Agency	119,612	(1,865)	20	101,644	(9,356)	27	221,256	(11,221)	47

Other securities	8,955	(54)	1	—	—	—	8,955	(54)	1
Total	$2,600,906	$(96,242)	174	$103,774	$(9,519)	31	$2,704,680	$(105,761)	205

	December 31, 2017
	Less than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Agency RMBS	$330,259	$(2,179)	11	$1,632	$(135)	5	$331,891	$(2,314)	16
Agency RMBS Interest-Only Strips	3,095	(142)	6	1,703	(49)	3	4,798	(191)	9
Agency CMBS	955,559	(9,394)	57	—	—	—	955,559	(9,394)	57
Subtotal Agency	1,288,913	(11,715)	74	3,335	(184)	8	1,292,248	(11,899)	82

Non-Agency RMBS	28,508	(161)	3	—	—	—	28,508	(161)	3
Non-Agency RMBS Interest-Only Strips	8,722	(16)	3	—	—	—	8,722	(16)	3
Non-Agency CMBS	69,661	(1,753)	15	119,729	(13,379)	35	189,390	(15,132)	50
Subtotal Non-Agency	106,891	(1,930)	21	119,729	(13,379)	35	226,620	(15,309)	56

Other securities	23,800	(187)	3	—	—	—	23,800	(187)	3
Total	$1,419,604	$(13,832)	98	$123,064	$(13,563)	43	$1,542,668	$(27,395)	141

At June 30, 2018, the Company did not intend to sell any of its MBS and other securities that were in an unrealized loss position, and it is “more likely than not” that the Company will not be required to sell these MBS and other securities before recovery of their amortized cost basis, which may be at their maturity.

Generally, the Company records Other Than Temporary Impairment ("OTTI") when the credit quality of the underlying collateral deteriorates and or the scheduled payments are faster than previously projected.   The credit deterioration could be as a result of, but not limited to, increased projected realized losses, foreclosures, delinquencies and the likelihood of the borrower being able to make payments in the future.  Generally, a prepayment occurs when a loan has a higher interest rate relative to current interest rates and lenders are willing to extend credit at the lower current interest rate or the underlying collateral for the loan is sold or transferred. Refer to Note 2 "Summary of Significant Accounting Policies - Mortgage-Backed Securities and Other Securities."

The following table presents the OTTI the Company recorded on its securities portfolio (dollars in thousands):

	Three months ended June 30, 2018	Three months ended June 30, 2017	Six months ended June 30, 2018	Six months ended June 30, 2017
Agency RMBS	$201	$161	$343	$660
Non-Agency RMBS	19	—	110	—
Non-Agency CMBS	2,754	5,980	5,437	10,314
Other securities	—	438	—	1,702
Total	$2,974	$6,579	$5,890	$12,676

The following tables present components of interest income on the Company’s MBS and other securities for the three and six months ended June 30, 2018 and June 30, 2017, respectively (dollars in thousands):

	For the three months ended June 30, 2018			For the three months ended June 30, 2017
	Coupon Interest	Net (Premium Amortization/Amortization Basis) Discount Amortization	Interest Income	Coupon Interest	Net (Premium Amortization/Amortization Basis) Discount Amortization	Interest Income
Agency RMBS	$5,796	$(1,705)	$4,091	$10,305	$(3,639)	$6,666
Agency CMBS	15,943	(88)	15,855	8,432	338	8,770
Non-Agency RMBS	2,057	(281)	1,776	558	392	950
Non-Agency CMBS	5,170	2,508	7,678	4,913	2,264	7,177
Other securities	4,180	(1,803)	2,377	1,733	827	2,560
Total	$33,146	$(1,369)	$31,777	$25,941	$182	$26,123

	Six months ended June 30, 2018			Six months ended June 30, 2017
	Coupon Interest	Net (Premium Amortization/Amortization Basis) Discount Amortization	Interest Income	Coupon Interest	Net (Premium Amortization/Amortization Basis) Discount Amortization	Interest Income
Agency RMBS	$12,920	$(2,974)	$9,946	$21,627	$(7,667)	$13,960
Agency CMBS	31,941	32	31,973	13,337	607	13,944
Non-Agency RMBS	3,477	(149)	3,328	3,911	(69)	3,842
Non-Agency CMBS	9,983	4,404	14,387	10,433	4,433	14,866
Other securities	7,936	(3,165)	4,771	3,140	1,648	4,788
Total	$66,257	$(1,852)	$64,405	$52,448	$(1,048)	$51,400

The following tables present the sales and realized gain (loss) of the Company’s MBS and other securities for the three and six months ended June 30, 2018 and June 30, 2017, respectively (dollars in thousands):

	For the three months ended June 30, 2018				For the three months ended June 30, 2017
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Agency RMBS(1)	$208,331	$—	$(4,531)	$(4,531)	$314,800	$848	$(3,725)	$(2,877)
Agency CMBS	126,867	—	(5,016)	(5,016)	—	—	—	—
Non-Agency RMBS	47,758	2,220	—	2,220	—	—	—	—
Non-Agency CMBS	385	—	(38)	(38)	15,220	730	(341)	389
Other securities	21,757	1,757	—	1,757	—	—	—	—
Total	$405,098	$3,977	$(9,585)	$(5,608)	$330,020	$1,578	$(4,066)	$(2,488)

(1)
For the three months ended June 30, 2017, excludes proceeds for Agency RMBS Interest-Only Strips, accounted for as derivatives, of approximately $2.6 million and gross realized gains of $432 thousand, respectively.

	Six months ended June 30, 2018				Six months ended June 30, 2017
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Agency RMBS(1)	$209,581	$18	$(4,531)	$(4,513)	$865,151	$4,379	$(7,365)	$(2,986)
Agency CMBS	126,867	—	(5,016)	(5,016)	—	—	—	—
Non-Agency RMBS(2)	51,958	3,114	—	3,114	243,811	24,389	(2,242)	22,147
Non-Agency CMBS	6,706	61	(436)	(375)	35,037	736	(1,073)	(337)
Other securities	21,757	1,757	—	1,757	22,946	—	(54)	(54)
Total	$416,869	$4,950	$(9,983)	$(5,033)	$1,166,945	$29,504	$(10,734)	$18,770

(1)
For the six months ended June 30, 2017, excludes proceeds for Agency RMBS Interest-Only Strips, accounted for as derivatives, of approximately $2.6 million and gross realized gains of $432 thousand, respectively.

(2)
For the six months ended June 30, 2017, excludes proceeds for Non-Agency RMBS Interest-Only Strips, accounted for as derivatives, of approximately $2.2 million, gross realized gains of $274 thousand and gross realized losses of $180 thousand, respectively.

Unconsolidated CMBS VIEs

The Company’s economic interests held in unconsolidated CMBS VIEs are limited in nature to those of a passive holder of CMBS issued by securitization trusts; the Company was not involved in the design or creation of the securitization trusts which issued its investments in MBS. The Company evaluates the CMBS VIEs for consolidation in which it owns the most subordinate tranche or a portion of the controlling class. As of June 30, 2018, the Company held five variable interest in CMBS VIEs and had three variable interests in CMBS VIE's as of December 31, 2017, in which it either owned the most subordinate class or a portion of the controlling class. The Company determined it was not the primary beneficiary and accordingly, the CMBS VIEs were not consolidated in the Company’s consolidated financial statements. As of June 30, 2018 and December 31, 2017, the Company’s maximum exposure to loss from these variable interests did not exceed the carrying value of these investments of $87.6 million and $62.1 million. These investments are classified in "Non-Agency mortgage-backed securities, at fair value" in the Company’s Consolidated Balance Sheets. Further, as of June 30, 2018 and December 31, 2017, the Company had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

Note 5 — Residential Whole-Loans and Bridge Loans

Residential Whole-Loan Trust

The consolidated financial statements include the consolidation of a residential whole-loan trust that met the definition of a VIE related to the acquisition of Residential Whole-Loans in which the Company has determined itself to be the primary beneficiary of such trust. The Company determined that it was the primary beneficiary of the Residential Whole-Loan trust because it was involved in certain aspects of the design of the trust, has certain oversight rights on defaulted assets and has other significant decision making powers. In addition, the Company has the obligation to absorb losses to the extent of its ownership interest and the right to receive benefits from the trust that could potentially be significant to the trust.  The trust has issued a trust certificate that is wholly owned by the Company and represents the entire beneficial interest in pools of Residential Whole-Loans held by the trust. As of June 30, 2018, the Company financed the trust certificate with $265.6 million of repurchase borrowings, which is a liability held outside the trust. The Company classifies the underlying Residential Whole-Loans owned by the trust in "Residential Whole-Loans, at fair value" in the Consolidated Balance Sheets and has eliminated the intercompany trust certificate in consolidation.

Residential Bridge Loan Trust

In February 2017, Revolving Mortgage Investment Trust 2017-BRQ1 ("RMI Trust") issued a trust certificate to the Company, which represents the beneficial interest in pools of Residential Bridge Loans and certain Residential Whole-Loans held by the trust. Residential Bridge Loans are mortgage loans secured by residences, typically short-term. The Company determined that RMI Trust was a VIE and itself the primary beneficiary because it was involved in certain aspects of the design of the trust, has certain oversight rights on defaulted assets and has other significant decision making powers. In addition, the Company has the obligation to absorb losses to the extent of its ownership interest and the right to receive benefits from the trust that could potentially be significant to the trust. As of June 30, 2018, the Company financed the trust certificate with $259.0 million of repurchase borrowings, which is a liability held outside the trust. The Company classifies both the underlying Residential Bridge Loans carried at amortized cost and the Residential Bridge Loans that it elected the fair value option in "Residential Bridge Loans" and the Residential Whole-Loans in "Residential Whole-Loans" in the Consolidated Balance Sheets. The Company has eliminated the intercompany trust certificate in consolidation.

Consolidated Residential Whole-Loan and Residential Bridge Loan Trusts

The Company assesses modifications to VIEs on an ongoing basis to determine if a significant reconsideration event has occurred that would change the Company’s initial consolidation assessment.  The consolidated Residential Whole-Loan Trust holds 819 Residential Whole-Loans and the consolidated Bridge Loan Trust holds 813 Residential Bridge Loans and 13 Residential Whole-Loans as of June 30, 2018.

The following table presents a summary of the assets and liabilities of the consolidated Residential Whole-Loan and Residential Bridge Loan trusts included in the Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017 (dollars in thousands):

	June 30, 2018	December 31, 2017
Cash and cash equivalents	$364	$—
Residential Whole-Loans, at fair value ($335,149 and $237,423 pledged as collateral, at fair value, respectively)	335,149	237,423
Residential Bridge Loans ($236,359 and $64,526 at fair value and $259,339 and $106,673 pledged as collateral, respectively)	259,339	106,673
Investment related receivable	37,286	7,665
Interest receivable	6,572	3,197
Other assets	548	—
Total assets	$639,258	$354,958
Accounts payable and accrued expenses	669	188
Other liabilities	562	—
Total liabilities	$1,231	$188

The Company’s risk with respect to its investment in each residential loan trust is limited to its direct ownership in the trust. The Residential Whole-Loans and Residential Bridge Loans held by the consolidated trusts are held solely to satisfy the liabilities of the trust, and creditors of the trust have no recourse to the general credit of the Company. The Company is not contractually required and has not provided any additional financial support to the trusts for the three and six months ended June 30, 2018 and June 30, 2017.

The following table presents the components of the carrying value of Residential Whole-Loans and Residential Bridge Loans as of June 30, 2018 and December 31, 2017 (dollars in thousands):

	Residential Whole-Loans, at Fair Value		Residential Bridge Loans, at Fair Value(1)		Residential Bridge Loans, at Amortized Cost(1)
	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Principal balance	$329,153	$232,270	$234,881	$63,802	$22,954	$42,066
Unamortized premium	4,541	2,021	1,536	293	51	122
Unamortized discount	(1,625)	(1,190)	(387)	(128)	(25)	(41)
Amortized cost	332,069	233,101	236,030	63,967	22,980	42,147
Gross unrealized gains	4,309	4,463	1,153	655	N/A	N/A
Gross unrealized losses	(1,229)	(141)	(824)	(96)	N/A	N/A
Fair value	$335,149	$237,423	$236,359	$64,526	N/A	N/A

(1) These loans are classified in Residential Bridge Loans in the consolidated balance sheets

Residential Whole-Loans

The Residential Whole-Loans are comprised of non-qualifying, mostly adjustable rate mortgages with low loan to values (or “LTV”).  The following tables present certain information about the Company’s Residential Whole-Loan investment portfolio at June 30, 2018 and December 31, 2017 (dollars in thousands):

June 30, 2018
			Weighted Average
Current Coupon Rate	Number of Loans	Principal Balance	Original LTV	Original FICO Score(1)	Expected Life (years)	Contractual Maturity (years)	Coupon Rate
3.01 – 4.00%	3	$1,772	64.1%	734	4.0	29.2	4.0%
4.01– 5.00%	545	219,954	58.7%	743	1.8	28.0	4.7%
5.01 – 6.00%	276	103,968	57.4%	735	1.7	27.1	5.3%
6.01 – 7.00%	6	3,008	68.4%	740	1.5	22.5	6.2%
7.01 - 8.00%	1	357	70.0%	777	2.0	29.6	7.2%
8.01 - 9.00%	1	94	70.0%	689	2.0	29.6	8.4%
Total	832	$329,153	58.5%	741	1.8	27.7	4.9%

(1)
The original FICO score is not available for 143 loans with a principal balance of approximately $55.6 million at June 30, 2018. The Company has excluded these loans from the weighted average computations.

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

The following table presents the various states across the United States in which the collateral securing the Company’s Residential Whole-Loans at June 30, 2018 and December 31, 2017, based on principal balance, is located (dollars in thousands):

June 30, 2018			December 31, 2017
State	State Concentration	Principal Balance	State	State Concentration	Principal Balance
California	65.4%	$215,242	California	62.2%	$144,321
New York	21.7%	71,412	New York	24.4%	56,631
Georgia	3.8%	12,512	Georgia	4.3%	10,061
Washington	2.9%	9,633	Washington	4.0%	9,244
Massachusetts	2.6%	8,564	Massachusetts	3.9%	9,114
Other	3.6%	11,790	Other	1.2%	2,899
Total	100.0%	$329,153	Total	100.0%	$232,270

Residential Bridge Loans

The Residential Bridge Loans are comprised of short-term non-owner occupied fixed rate loans secured by single or multi-unit residential properties, with LTVs generally not to exceed 85%. The following tables present certain information about the Company’s Residential Bridge Loan investment portfolio at June 30, 2018 and December 31, 2017 (dollars in thousands):

June 30, 2018
			Weighted Average
Current Coupon Rate	Number of Loans	Principal Balance	Original LTV	Contractual Maturity (months)	Coupon Rate
6.01 - 7.00%	35	$9,772	62.6%	5.9	6.8%
7.01 – 8.00%	175	59,378	69.3%	7.0	7.7%
8.01 – 9.00%	256	95,689	68.3%	7.1	8.7%
9.01 – 10.00%	214	62,888	70.8%	6.8	9.7%
10.01 – 11.00%	86	19,043	69.0%	6.2	10.6%
11.01 - 12.00%	29	7,407	71.6%	6.0	11.4%
12.01 - 13.00%	9	1,261	66.9%	8.8	12.6%
17.01 – 18.00%	9	2,397	74.8%	7.6	18.0%
Total	813	$257,835	69.1%	6.9	9.0%

December 31, 2017
			Weighted Average
Current Coupon Rate	Number of Loans	Principal Balance	Original LTV	Contractual Maturity (months)	Coupon Rate
5.01 - 6.00%	9	$4,016	64.5%	10.8	5.9%
6.01 - 7.00%	64	18,420	67.8%	10.6	6.7%
7.01 – 8.00%	98	25,608	66.4%	9.5	7.6%
8.01 – 9.00%	56	19,728	70.3%	11.9	8.9%
9.01 – 10.00%	67	25,001	73.3%	6.8	9.7%
10.01 – 11.00%	36	10,656	75.4%	5.0	10.8%
11.01 - 12.00%	2	919	89.8%	8.2	11.4%
17.01 – 18.00%	8	1,520	73.8%	5.9	18.0%
Total	340	$105,868	70.1%	9.0	8.6%

The following table presents the U.S. states in which the collateral securing the Company’s Residential Bridge Loans at June 30, 2018 and December 31, 2017, based on principal balance, is located (dollars in thousands):

June 30, 2018			December 31, 2017
State	Concentration	Principal Balance	State	Concentration	Principal Balance
California	45.0%	$115,885	California	48.2%	$51,080
Florida	9.3%	23,865	Florida	13.4%	14,199
New York	8.3%	21,472	Washington	6.3%	6,645
New Jersey	6.2%	16,015	New York	4.4%	4,703
Texas	5.0%	12,894	Texas	4.4%	4,660
Other	26.2%	67,704	Other	23.3%	24,581
Total	100.0%	$257,835	Total	100.0%	$105,868

Non-performing Loans

Residential Whole-Loans

As of June 30, 2018, there were two Residential Whole-Loans in non-accrual status with a current unpaid principal balance of $1.4 million and a fair value of $1.4 million. These nonperforming loans represent approximately 0.4% of the total outstanding principal balance. No allowance and provision for credit losses was recorded for these loans as of and for the three and six months ended June 30, 2018 and June 30, 2017 since the Company elected the fair value option. The Company stopped accruing interest income for these loans when they became contractually 90 days delinquent.

Residential Bridge Loans

As of June 30, 2018, there were 10 Residential Bridge Loans carried at amortized cost in non-accrual status with an unpaid principal balance of approximately $3.8 million and 3 Residential Bridge Loans carried at fair value in non-accrual status with an unpaid principal balance of approximately $1.3 million. These nonperforming loans represent approximately 2.0% of the total outstanding principal balance. These loans are collateral dependent with a weighted average original LTV of 73%. No allowance and provision for credit losses was recorded for these loans carried at amortized costs as of and for the three and six months ended June 30, 2018 and June 30, 2017 since the fair value of the collateral balance less the cost to sell was in excess of the outstanding principal and interest balances.

Note 6 — Commercial Real Estate Investments

Securitized Commercial Loans

Securitized commercial loans is comprised of commercial loans from consolidated third party sponsored CMBS VIE's. At June 30, 2018, the Company had variable interests in two CMBS VIEs, CMSC Trust 2015 - Longhouse MZ and RETL 2018- RVP, that it determined it was the primary beneficiary and was required to consolidate. The commercial loans that serve as collateral for the securitized debt issued by these VIE's and can only be used to settle the securitized debt. Refer to Note 7 - "Financings" for details on the associated securitized debt. The Company assesses modifications to VIEs on an ongoing basis to determine if a significant reconsideration event has occurred that would change the Company’s initial consolidation assessment.

CMSC Trust 2015 - Longhouse MZ

In November 2015, the Company acquired a $14.0 million interest in the trust certificate issued by CMSC Trust 2015 - Longhouse MZ (“CMSC Trust”), with an outstanding balance of $13.8 million and a fair value of $13.9 million at June 30, 2018. The Company determined that CMSC Trust was a VIE and itself the primary beneficiary because it was involved in certain aspects of the design of the trust, has certain oversight rights on defaulted assets and has other significant decision making powers. In addition, the Company has the obligation to absorb losses to the extent of its ownership interest and the right to receive benefits from the trust that the Company believes could potentially be significant to the trust. As the primary beneficiary the Company was required to consolidate CMSC Trust and accordingly its $13.9 million investment in CMSC Trust was eliminated in consolidation. The CMSC Trust holds a $24.7 million mezzanine loan collateralized by interests in commercial real estate.  The mezzanine loan serves as collateral for the $24.7 million of trust certificates issued. Refer to Note 7 - "Financings" for details on the associated securitized debt.

RETL 2018-RVP

In March 2018, the Company acquired a $67.8 million interest in the trust certificate issued by RETL 2018-RVP (“RETL Trust”), which represents the 5% eligible horizontal residual interest under the Credit Risk Retention Rules of Section 15G of the Exchange Act. Under the credit risk retention rules the Company must retain its investment for five years and is limited in its ability to finance and hedge its investment. The trust certificate's pass-through rate is one month LIBOR plus 9.5%. The outstanding balance and the fair value of the Company's interest in the trust are $63.8 million and $64.0 million, respectively, at June 30, 2018. The Company determined that RETL Trust was a VIE and itself the primary beneficiary because its Manager was involved in certain aspects of the design of the trust and the Company together with other related party entities own more than 50% of the controlling class. The owner of 50% or more of the controlling class has certain oversight rights on defaulted assets and has other significant decision making powers. In addition, the Company has the obligation to absorb losses to the extent of its ownership interest from the trust that the Company believes could potentially be significant to the trust. As the primary beneficiary, the Company was required to consolidate RETL and accordingly its investment in RETL was eliminated in consolidation. The RETL Trust holds a commercial loan collateralized by first mortgages, deeds of trusts and interests in commercial real estate. The outstanding principal balance on this commercial loan is $1.27 billion as of June 30, 2018. The loan's stated maturity date is February 9, 2021 (subject to the borrower's option to extend the initial stated maturity date for two successive one-year terms) and bears an interest rate of one month LIBOR plus 3.15%. The commercial loan serves as collateral for the $1.27 billion of securitized debt issued. Refer to Note 7 - "Financings" for details on the associated securitized debt.

Commercial Loans

Revolving Small Balance Commercial Trust 2018-1

In March 2018, the Company formed the Revolving Small Balance Commercial Trust 2018-1 ("RSBC Trust") to acquire a $20.6 million first lien commercial mortgage loan collateralized by three senior care living facilities. The loan matures on March 6, 2019 and bears an interest rate of one month LIBOR plus 4.75%. The Company determined that the wholly owned RSBC Trust was a VIE and itself the primary beneficiary because it was involved in the design of the trust and holds significant decision making powers. In addition, the Company has the obligation to absorb losses to the extent of its ownership interest and the right to receive benefits from the trust that could potentially be significant to the trust. As of June 30, 2018, the Company financed the trust certificate with $12.3 million of repurchase borrowings, which is a liability held outside the trust.

Commercial Loans

In March 2018, the Company acquired a $20.0 million mezzanine loan secured by a partnership interest in an entity that owns a hotel. The mezzanine loan has a maturity date of December 9, 2019 with three one year extension options and bears an interest rate of one month LIBOR plus 6.5%.

In June 2018, the Company acquired a $30.0 million commercial loan secured by a hotel. The loan has a maturity date of June 9, 2020 with a one year extension option and bears an interest rate of one month LIBOR plus 4.5% .

Consolidated Commercial Loan Trusts

The Company assesses modifications to VIEs on an ongoing basis to determine if a significant reconsideration event has occurred that would change the Company’s initial consolidation assessment.  The three consolidated commercial loan trusts, CMSC Trust, RETL Trust and RSBC Trust collectively hold three commercial loans as of June 30, 2018.

The following table presents a summary of the assets and liabilities of the three consolidated commercial loan trusts included in the Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017 (dollars in thousands).

	June 30, 2018	December 31, 2017
Restricted cash	$58,747	$—
Securitized commercial loans, at fair value	1,309,195	24,876
Commercial Loans, at fair value	20,515	—
Interest receivable	3,222	161
Total assets	$1,391,679	$25,037
Securitized debt, at fair value	$1,231,300	$10,945
Interest payable	2,687	70
Accounts payable and accrued expenses	9	1
Other liabilities	58,747	—
Total liabilities	$1,292,743	$11,016

The Company’s risk with respect to its investment in each commercial loan trust is limited to its direct ownership in the trust. The commercial loans held by the consolidated trusts are held solely to satisfy the liabilities of the trust, and creditors of the trust have no recourse to the general credit of the Company. The assets of a consolidated trust can only be used to satisfy the obligations of that trust. The Company is not contractually required and has not provided any additional financial support to the trusts for the three and six months ended June 30, 2018 and June 30, 2017.

The following table presents the components of the carrying value of the commercial real estate loans as of June 30, 2018 and December 31, 2017 (dollars in thousands):

	CMSC Trust Securitized Commercial Loan, at Fair Value		RETL Trust Securitized Commercial Loan, at Fair Value		RSBC Trust Commercial Loan, at Fair Value		Commercial Loans, at Fair Value
	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Principal balance	$24,652	$24,846	$1,271,288	$—	$20,638	$—	$50,000	$—
Unamortized premium	—	—	2,355	—	—	—	—	—
Unamortized discount	—	—	—	—	(81)	—	(257)	—
Amortized cost	24,652	24,846	1,273,643	—	20,557	—	49,743	—
Gross unrealized gains	89	30	10,811	—	—	—	459	—
Gross unrealized losses	—	—	—	—	(42)	—	—	—
Fair value	$24,741	$24,876	$1,284,454	$—	$20,515	$—	$50,202	$—

Note 7— Financings

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

     Certain of the repurchase agreements provide the counterparty with the right to terminate the agreement if the Company does not maintain certain equity and leverage metrics, the most restrictive of which include a limit on leverage based on the composition of the Company’s portfolio.   For all the repurchase agreements with outstanding borrowings, the Company was in compliance with the terms of such financial tests as of June 30, 2018.

As of June 30, 2018, the Company had master repurchase agreements with 28 counterparties.  As of June 30, 2018, the Company had borrowings under repurchase agreements with 17 counterparties. The following table summarizes certain characteristics of the Company’s repurchase agreements at June 30, 2018 and December 31, 2017 (dollars in thousands):

	June 30, 2018			December 31, 2017
Securities Pledged	Repurchase Agreement Borrowings	Weighted Average Interest Rate on Borrowings Outstanding at end of period	Weighted Average Remaining Maturity (days)	Repurchase Agreement Borrowings	Weighted Average Interest Rate on Borrowings Outstanding at end of period	Weighted Average Remaining Maturity (days)
Agency RMBS	$404,498	2.18%	56	$665,919	1.62%	61
Agency CMBS	1,923,906	2.21%	93	2,035,222	1.53%	53
Non-Agency RMBS	73,152	3.71%	34	46,530	2.76%	41
Non-Agency CMBS	249,055	3.77%	52	154,325	2.98%	40
Residential Whole-Loans (1)	268,100	3.86%	27	189,270	3.66%	8
Residential Bridge Loans (1)	256,488	4.32%	62	100,183	4.05%	59
Commercial loans (1)	12,321	4.83%	74	—	—%	—
Securitized commercial loans (1)	7,620	3.94%	20	—	—%	—
Other securities	72,229	3.97%	29	60,237	2.94%	23
Borrowings under repurchase agreements	$3,267,369	2.71%	74	$3,251,686	1.86%	51

(1)	Repurchase agreement borrowings on loans owned are through trust certificates. The trust certificates are eliminated upon consolidation.

For the six months ended June 30, 2018 and the year ended December 31, 2017, the Company had average borrowings under its repurchase agreements of approximately $3.4 billion and $2.7 billion, respectively, and had a maximum month-end balance during the periods of approximately $3.6 billion and $3.3 billion, respectively.  The Company had interest payable at June 30, 2018 and December 31, 2017 of approximately $5.7 million and $6.3 million, respectively.

      At June 30, 2018 and December 31, 2017, repurchase agreements collateralized by investments had the following remaining maturities:

(dollars in thousands)	June 30, 2018	December 31, 2017
Overnight	$—	$—
1 to 29 days	1,125,808	1,387,599
30 to 59 days	196,826	665,656
60 to 89 days	1,112,450	871,819
90 to 119 days	80,919	—
Greater than or equal to 120 days	751,366	326,612
Total	$3,267,369	$3,251,686

At June 30, 2018, the following table reflects amounts of collateral at risk under its repurchase agreements greater than 10% of the Company's equity with any counterparty (dollars in thousands):

	June 30, 2018
Counterparty	Amount of Collateral at Risk, at fair value	Weighted Average Remaining Maturity (days)	Percentage of Stockholders’ Equity
UBS AG, London Branch	$73,008	32	15.8%
Credit Suisse AG, Cayman Islands Branch	68,884	27	14.9%

Collateral for Borrowings under Repurchase Agreements

The following table summarizes the Company’s collateral positions, with respect to its borrowings under repurchase agreements at June 30, 2018 and December 31, 2017 (dollars in thousands):

	June 30, 2018			December 31, 2017
	Assets Pledged	Accrued Interest	Assets Pledged and Accrued Interest	Assets Pledged	Accrued Interest	Assets Pledged and Accrued Interest
Assets pledged for borrowings under repurchase agreements:
Agency RMBS, at fair value	$423,418	$1,678	$425,096	$690,255	$2,601	$692,856
Agency CMBS, at fair value	2,017,265	5,203	2,022,468	2,143,340	5,454	2,148,794
Non-Agency RMBS, at fair value	101,190	729	101,919	58,127	160	58,287
Non-Agency CMBS, at fair value	331,162	1,661	332,823	208,062	1,100	209,162
Residential Whole-Loans, at fair value (1)	335,149	2,617	337,766	237,423	1,754	239,177
Residential Bridge Loans (1)	259,339	3,955	263,294	106,673	1,443	108,116
Commercial Loans, at fair value (1)	20,515	116	20,631	—	—	—
Securitized commercial loans, at fair value (1)	13,855	86	13,941	—	—	—
Other securities, at fair value	107,864	191	108,055	89,823	105	89,928
Cash (2)	9,663	—	9,663	23,591	—	23,591
Total	$3,619,420	$16,236	$3,635,656	$3,557,294	$12,617	$3,569,911

(1)	Loans owned through trust certificates are pledged as collateral. The trust certificates are eliminated upon consolidation.

(2)	Cash posted as collateral is included in "Due from counterparties" in the Company’s Consolidated Balance Sheets.

A reduction in the value of pledged assets typically results in the repurchase agreement counterparties initiating a margin call.  At June 30, 2018 and December 31, 2017, investments held by counterparties as security for repurchase agreements totaled approximately $3.6 billion and approximately $3.5 billion, respectively.  Cash collateral held by counterparties at June 30, 2018 and December 31, 2017 was approximately $9.7 million and approximately $23.6 million, respectively.  Cash posted by repurchase agreement counterparties at June 30, 2018 and December 31, 2017, was $2.3 million and approximately $1.5 million, respectively.  In addition, at June 30, 2018 and December 31, 2017, the Company held securities with a fair value of $0 and $306 thousand, respectively, received as collateral from its repurchase agreement counterparties to satisfy margin requirements.  The Company has the ability to repledge collateral received from its repurchase counterparties.

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

Securitized Debt

CMSC Trust 2015 - Longhouse MZ

CMSC Trust issued $25.0 million in commercial pass-through certificates. The outstanding balance of the trust certificates was $24.7 million at June 30, 2018, with a fair value of $24.7 million. The trust certificates bear a fixed interest rate of 8.9% and mature on July 6, 2020. The Company owns $13.8 million of the trust certificates which was eliminated in consolidation and the remaining $10.8 million is held by related parties and is carried at a fair value of $10.9 million.

RETL 2018-RVP

The following table summarizes RETL Trust's commercial mortgage pass-through certificates at June 30, 2018 (dollars in thousands):

Classes	Principal Balance	Coupon	Fair Value	Contractual Maturity
Class A	493,448	3.2%	495,560	2/15/2021
Class B	149,918	3.8%	150,700	2/15/2021
Class C	129,860	4.1%	130,726	2/15/2021
Class D	114,793	4.8%	115,703	2/15/2021
Class E	155,851	6.6%	157,481	2/15/2021
Class F	150,954	8.1%	152,537	2/15/2021
Class G	12,619	9.6%	12,768	2/15/2021
Class HRR	63,847	11.6%	64,040	2/15/2021
Class X-CP(1)	N/A	2.6%	2,069	3/11/2019
Class X-EXT(1)	N/A	—%	2,870	2/15/2021
	$1,271,290		$1,284,454

(1) Class X-CP and Class X-EXT are interest only classes with a notional balance of $114.8 million each.

The Company owns the HRR certificates which are eliminated in consolidation. Of the remaining outstanding principal balance of $1.2 billion, excluding the interest only securities, of trust certificates, $333.4 million is owned by related parties and $874.0 million owned by third parties. The securitized debt of the RETL Trust can only be settled with the commercial loan that serves as collateral for the securitized debt and is non-recourse to the Company.

Note 8 — Derivative Instruments

The Company’s derivatives may include interest rate swaps, options, futures contracts, TBAs, Agency and Non-Agency Interest-Only Strips that are classified as derivatives, credit default swaps and total return swaps.

The following table summarizes the Company’s derivative instruments at June 30, 2018 and December 31, 2017 (dollars in thousands):

			June 30, 2018		December 31, 2017
Derivative Instrument	Accounting Designation	Consolidated Balance Sheets Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate swaps, asset	Non-Hedge	Derivative assets, at fair value	$3,154,600	$1,617	$—	$—
Options, asset	Non-Hedge	Derivative assets, at fair value	—	—	320,000	100
Futures contracts, asset	Non-Hedge	Derivative assets, at fair value	595,800	3,723	480,000	628
Credit default swaps, asset	Non-Hedge	Derivative assets, at fair value	50,000	226	—	—
TBA securities, asset	Non-Hedge	Derivative assets, at fair value	200,000	1,432	—	—
Total derivative instruments, assets				6,998		728

Interest rate swaps, liability	Non-Hedge	Derivative liability, at fair value	—	—	3,252,200	(4,191)
Options, liability	Non-Hedge	Derivative liability, at fair value	—	—	320,000	(50)
Futures contracts, liability	Non-Hedge	Derivative liability, at fair value	3,900	(26)	—	—
Credit default swaps, liability	Non-Hedge	Derivative liability, at fair value	14,782	(96)	14,815	(95)
TBA securities, liability	Non-Hedge	Derivative liability, at fair value	500,000	(1,501)	125,000	(10)
Total derivative instruments, liabilities				(1,623)		(4,346)
Total derivative instruments, net				$5,375		$(3,618)

The following tables summarize the effects of the Company’s derivative positions, including Interest-Only Strips characterized as derivatives and TBAs, which are reported in "Gain (loss) on derivative instruments, net" in the Consolidated Statements of Operations for the three and six months ended June 30, 2018 and June 30, 2017 (dollars in thousands):

	Realized Gain (Loss), net
Description	Other Settlements / Expirations	Variation Margin Settlement	Return (Recovery) of Basis	Mark-to-Market	Contractual interest income (expense), net(1)	Total
Three months ended June 30, 2018
Interest rate swaps	$24	$21,634	$211	$2,177	$833	$24,879
Interest-Only Strips— accounted for as derivatives	—	—	(783)	(96)	1,011	132
Options	(100)	—	—	88	—	(12)
Futures contracts	614	—	—	2,567	—	3,181
Credit default swaps	(23)	—	—	66	—	43
TBAs	801	—	—	(534)	—	267
Total	$1,316	$21,634	$(572)	$4,268	$1,844	$28,490

Three months ended June 30, 2017
Interest rate swaps	$(154,304)	$(21,504)	$117	$160,596	$(3,673)	$(18,768)
Interest-Only Strips— accounted for as derivatives	432	—	(2,004)	164	2,372	964
Options	237	—	—	(413)	—	(176)
Futures contracts	(2,515)	—	—	545	—	(1,970)
Foreign currency forwards	3	—	—	29	—	32
Total return swaps	14	—	—	130	143	287
TBAs	2,125	—	—	(1,049)	—	1,076
Total	$(154,008)	$(21,504)	$(1,887)	$160,002	$(1,158)	$(18,555)

	Realized Gain (Loss), net
Description	Other Settlements / Expirations	Variation Margin Settlement	Return (Recovery) of Basis	Mark-to-Market	Contractual interest income (expense), net(1)	Total
Six months ended June 30, 2018
Interest rate swaps	$19	$97,864	$292	$2,245	$(304)	$100,116
Interest-Only Strips— accounted for as derivatives	—	—	(1,974)	(30)	2,433	429
Options	(518)	—	—	300	—	(218)
Futures contracts	4,592	—	—	3,069	—	7,661
Credit default swaps	(42)	—	—	51	—	9
TBAs	134	—	—	(59)	—	75
Total	$4,185	$97,864	$(1,682)	$5,576	$2,129	$108,072

Six months ended June 30, 2017
Interest rate swaps	$(150,555)	$(17,530)	$286	$158,130	$(10,898)	$(20,567)
Interest rate swaptions	(115)	—	—	—	—	(115)
Interest-Only Strips— accounted for as derivatives	526	—	(3,569)	(1,134)	4,413	236
Options	65	—	—	(611)	—	(546)
Futures contracts	(9,153)	—	—	2,416	—	(6,737)
Foreign currency forwards	(20)	—	—	58	—	38
Foreign currency swaps	—	—	—	—	—	—
Total return swaps	(500)	—	—	1,344	374	1,218
TBAs	2,571	—	—	650	—	3,221
Total	$(157,181)	$(17,530)	$(3,283)	$160,853	$(6,111)	$(23,252)

At June 30, 2018 and December 31, 2017, the Company had cash pledged as collateral for derivatives which represents upfront cash collateral upon the Company entering into the derivative transaction and cash collateral for derivatives not cleared through the Chicago Mercantile Exchange ("CME"), of approximately $54.8 million and approximately $63.3 million, respectively, which is reported in "Due from counterparties" in the Consolidated Balance Sheets. The Company also held cash collateral against derivatives of $2.9 million and $0 at June 30, 2018 and December 31, 2017, respectively, which is reported in "Due to counterparties" in the Consolidated Balance Sheets.

Interest rate swaps and interest rate swaptions

The Company enters into interest rate swaps and interest rate swaptions to mitigate its exposure to higher short-term interest rates in connection with its repurchase agreements.  Interest rate swaps generally involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the interest rate swap without exchange of the underlying notional amount.  Notwithstanding the foregoing, in order to manage its hedge position with regard to its liabilities, the Company on occasion will enter into interest rate swaps which involve the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the interest rate swap without exchange of the underlying notional amount. The Company also enters into forward starting swaps and interest rate swaptions to help mitigate the effects of changes in interest rates on a portion of its borrowings under repurchase agreements. Interest rate swaptions provide the Company the option to enter into an interest rate swap agreement for a predetermined notional amount, stated term and pay and receive interest rates in the future.  On occasion the Company may enter into a MAC (Market Agreed Coupon) interest rate swaps in which it may receive or make a payment at the time of entering such interest rate swap to compensate for the out of the market nature of such interest rate swap.  Similar to all other interest rate swaps, these interest rate swaps are also subject to margin requirements as previously described.

The Company has not elected to account for its interest rate swaps as “hedges” under GAAP, accordingly the change in fair value of the interest rate swaps not designated in hedging relationships are recorded together with periodic net interest settlement amounts in "Gain (loss) on derivatives instruments, net" in the Consolidated Statements of Operations.

Interest Rate Swaps

The following tables summarize the average fixed pay rate, average floating receive rate and average maturity for the Company’s interest rate swaps as of June 30, 2018 and December 31, 2017 (dollars in thousands):

	June 30, 2018
Remaining Interest Rate Swap Term	Notional Amount	Average Fixed Pay Rate	Average Floating Receive Rate	Average Maturity (Years)	Forward Starting (1)
1 year or less	$400,000	1.5%	2.3%	1.0	—%
Greater than 1 year and less than 3 years	200,000	1.8%	2.4%	1.9	—%
Greater than 3 years and less than 5 years	738,000	2.0%	2.4%	3.8	—%
Greater than 5 years	1,816,600	2.5%	2.4%	10.3	10.9%
Total	$3,154,600	2.2%	2.4%	7.1	6.3%

	December 31, 2017
Remaining Interest Rate Swap Term	Notional Amount	Average Fixed Pay Rate	Average Floating Receive Rate	Average Maturity (Years)	Forward Starting (1)
Greater than 1 year and less than 3 years	$600,000	1.6%	1.5%	1.8	—%
Greater than 3 years and less than 5 years	960,000	2.0%	1.4%	4.3	—%
Greater than 5 years	1,692,200	2.5%	1.4%	10.5	90.2%
Total	$3,252,200	2.2%	1.4%	7.1	46.9%

(1) Represents the percentage of notional that is forward starting.

As of June 30, 2018 and December 31, 2017, the Company has entered into fixed-pay forward starting interest rate swaps of approximately $198.1 million and $1.5 billion, respectively, which have weighted average forward starting dates of 1.9 months and 4.0 months, respectively.

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

Futures Contracts

The Company may enter into Eurodollar, Volatility Index, and U.S. Treasury futures. As of June 30, 2018, the Company had entered into contracts to buy or long positions for U.S. Treasuries with a notional amount of $119.7 million, a fair value in an asset position of $1.8 million and an expiration date of September 2018. As of June 30, 2018, the Company entered into contracts to sell or short positions for U.S. Treasuries with a notional amount of $480.0 million, a fair value in an asset position of $1.9 million and an expiration date of September 2018. As of December 31, 2017, the Company had entered into contracts to buy or long positions for U.S. Treasuries with a notional amount of $480.0 million, a fair value in an asset position of $628 thousand and an expiration date of March 2018.

To-Be-Announced Securities

The Company purchased or sold TBAs during the six months ended June 30, 2018 and the year ended December 31, 2017. The following is a summary of the Company's long and short TBA positions as of June 30, 2018 and December 31, 2017 reported in "Derivative assets, at fair value" and "Derivative liability, at fair value" in the Consolidated Balance Sheets (dollars in thousands):

	June 30, 2018		December 31, 2017
	Notional Amount	Fair Value	Notional Amount	Fair Value
Purchase contracts, asset	$200,000	$1,432	$—	$—
TBA securities, asset	200,000	1,432	—	—
Purchase contracts, liability	300,000	(62)	125,000	(10)
Sale contracts, liability	(200,000)	(1,439)	—	—
TBA securities, liability	100,000	(1,501)	125,000	(10)
TBA securities, net	$300,000	$(69)	$125,000	$(10)

The following tables present additional information about the Company’s contracts to purchase and sell TBAs for the six months ended June 30, 2018 and the year ended December 31, 2017 (dollars in thousands):

	Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount
	December 31, 2017			June 30, 2018
Purchase of TBAs	$125,000	$3,425,000	$(3,050,000)	$500,000
Sale of TBAs	$—	$3,250,000	$(3,050,000)	$200,000

	Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount
	December 31, 2016			December 31, 2017
Purchase of TBAs	$—	$5,843,200	$(5,718,200)	$125,000
Sale of TBAs	$—	$5,718,200	$(5,718,200)	$—

Interest-Only Strips

The Company also invests in Interest-Only Strips. In determining the classification of its holdings of Interest-Only Strips, the Company evaluates the securities to determine if the nature of the cash flows has been altered from that of the underlying mortgage collateral. Generally, Interest-Only Strips for which the security represents a strip off of a mortgage pass through security will be considered a hybrid instrument classified as a MBS investment in the Consolidated Balance Sheets utilizing the fair value option. Alternatively, those Interest-Only Strips, for which the underlying mortgage collateral has been included into a structured security that alters the cash flows from the underlying mortgage collateral, are accounted for as derivatives at fair value with changes recognized in "Gain (loss) on derivative instruments, net" in the Consolidated Statements of Operations, along with any interest received.  The carrying value of these Interest-Only Strips is included in "Agency mortgage-backed securities, at fair value" in the Consolidated Balance Sheets.

Credit Default Swaps

As of June 30, 2018, the Company had entered into credit default swaps with a notional amount of $64.8 million and a fair value in net asset position of $130 thousand. As of December 31, 2017, the Company had entered into credit default swaps with a notional amount of $14.8 million and a fair value in a liability position of $95 thousand. Under these instruments, the

Company makes a monthly premium payment over the term of the contract in exchange for the counterparty making a payment to the Company for losses of the reference securities, upon the occurrence of a specified credit event.

Note 9 — Offsetting Assets and Liabilities

The following tables present information about certain assets and liabilities that are subject to master netting agreements (or similar agreements) and can potentially be offset in the Company’s Consolidated Balance Sheets at June 30, 2018 and December 31, 2017 (dollars in thousands):

	June 30, 2018
	Gross Amounts	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
Description				Financial Instruments(1)	Cash Collateral (1)
Derivative Assets
Agency and Non-Agency Interest-Only Strips, accounted for as derivatives included in MBS	$14,170	$—	$14,170	$(11,929)	$—	$2,241
Derivative asset, at fair value(2)	6,998	—	6,998	(122)	(2,820)	4,056
Total derivative assets	$21,168	$—	$21,168	$(12,051)	$(2,820)	$6,297

Derivative Liabilities and Repurchase Agreements
Derivative liability, at fair value(2)(3)	$1,623	$—	$1,623	$(122)	$—	$1,501
Repurchase Agreements(4)	3,267,369	—	3,267,369	(3,267,369)	—	—
Total derivative liability	$3,268,992	$—	$3,268,992	$(3,267,491)	$—	$1,501

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

(3)	Cash collateral pledged against the Company’s derivative counterparties was approximately $54.8 million as of June 30, 2018.

(4)	The carrying value of investments pledged against the Company’s repurchase agreements was approximately $3.6 billion as of June 30, 2018.

	December 31, 2017
	Gross Amounts	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments(1)	Cash Collateral (1)
Derivative Assets
Agency and Non-Agency Interest-Only Strips, accounted for as derivatives included in MBS	$16,176	$—	$16,176	$(11,633)	$—	$4,543
Derivative asset, at fair value(2)	728	—	728	(50)	—	678
Total derivative assets	$16,904	$—	$16,904	$(11,683)	$—	$5,221

Derivative Liabilities and Repurchase Agreements
Derivative liability, at fair value(2)(3)	$4,346	$—	$4,346	$(50)	$(4,270)	$26
Repurchase Agreements(4)	3,251,686	—	3,251,686	(3,251,686)	—	—
Total derivative liability	$3,256,032	$—	$3,256,032	$(3,251,736)	$(4,270)	$26

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

Note 10 — Related Party Transactions

Management Agreement

In connection with the Company’s initial public offering ("IPO") in May 2012, the Company entered into a management agreement (the “Management Agreement”) with the Manager, which describes the services to be provided by the Manager and compensation for such services.  The Manager is responsible for managing the Company’s operations, including: (i) performing all of its day-to-day functions; (ii) determining investment criteria in conjunction with the Board of Directors; (iii) sourcing, analyzing and executing investments, asset sales and financings; (iv) performing asset management duties; and (v) performing financial and accounting management, subject to the direction and oversight of the Company’s Board of Directors. Pursuant to the terms of the Management Agreement, the Manager is paid a management fee equal to 1.50% per annum of the Company’s stockholders’ equity (as defined in the Management Agreement), calculated and payable (in cash) quarterly in arrears. For purposes of calculating the management fee, “stockholders’ equity” means the sum of the net proceeds from any issuances of the Company’s equity securities since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus retained earnings, calculated in accordance with GAAP, at the end of the most recently completed fiscal quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less any amount paid for repurchases of the Company’s shares of common stock, excluding any unrealized gains or losses on our investments and derivatives and other non-cash items (excluding OTTI ) that have impacted stockholder’s equity as reported in the Company’s consolidated financial statements prepared in accordance with GAAP, regardless of whether such items are included in other comprehensive income or loss, or in net income, and excluding one-time events pursuant to changes in GAAP and certain other non-cash charges after discussions between the Manager and the Company’s independent directors and after approval by a majority of the Company’s independent directors. However, if the Company’s stockholders’ equity for any given quarter is negative based on the calculation described above, the Manager will not be entitled to receive any management fee for that quarter.

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

For the three months ended June 30, 2018 and June 30, 2017, the Company incurred approximately $2.3 million and approximately $1.8 million in management fees, respectively. For the six months ended June 30, 2018 and June 30, 2017, the Company incurred approximately $4.4 million and approximately $4.3 million in management fees, respectively.

In addition to the management fee, the Company is also responsible for reimbursing the Manager for certain expenses paid by the Manager on behalf of the Company as defined in the Management Agreement.  For the three months ended June 30, 2018 and June 30, 2017, the Company recorded expenses included in general and administrative expenses totaling approximately $872 thousand and approximately $704 thousand, respectively, related to reimbursable employee costs. For the six months ended June 30, 2018 and June 30, 2017, the Company recorded expenses included in general and administrative expenses totaling approximately $1.1 million and approximately $920 thousand, respectively, related to reimbursable employee costs. Any such expenses incurred by the Manager and reimbursed by the Company, including the employee compensation expense, are typically included in the Company’s general and administrative expenses in the Consolidated Statements of Operations.  At June 30, 2018 and December 31, 2017, approximately $2.3 million and approximately $1.9 million, respectively, for management fees incurred but not yet paid was included in "Payable to affiliate" in the Consolidated Balance Sheets.  In addition, at June 30, 2018 and December 31, 2017, approximately $803 thousand and approximately $99 thousand, respectively, of reimbursable costs incurred but not yet paid was included in "Payable to affiliate" in the Consolidated Balance Sheets.

Note 11 — Share-Based Payments

In conjunction with the Company’s IPO and concurrent private placement, the Company’s Board of Directors approved the Western Asset Mortgage Capital Corporation Equity Plan (the “Equity Plan”) and the Western Asset Manager Equity Plan (the “Manager Equity Plan” and collectively the “Equity Incentive Plans”). The Equity Incentive Plans include provisions for grants of restricted common stock and other equity-based awards to the Manager, its employees and employees of its affiliates and to the

Company’s directors, officers and employees. The Company can issue up to 3.0% of the total number of issued and outstanding shares of its common stock (on a fully diluted basis) at the time of each award (other than any shares previously issued or subject to awards made pursuant to one of the Company’s Equity Incentive Plans) under these Equity Incentive Plans. Approximately 752,401 shares have been issued under the Equity Plans with 485,310 shares available for issuance, as of June 30, 2018.

Under the Equity Plan, the Company did not make any grants during the six months ended June 30, 2018 and it made the following grants during the year ended December 31, 2017:

On June 1, 2017, the Company granted a total of 15,536 shares (3,884 each) of restricted common stock under the Equity Plan to the Company’s four independent directors. These restricted shares vested in full on June 1, 2018, the first anniversary of the grant date. Each of the independent directors has elected to defer the shares granted to him under the Company’s Director Deferred Fee Plan (the “Director Deferred Fee Plan”). The Director Deferred Fee Plan permits eligible members of the Company's board of directors to defer certain stock awards made under its director compensation programs. The Director Deferred Fee Plan allows directors to defer issuance of their stock awards and therefore defer payment of any tax liability until the deferral is terminated, pursuant to the election form executed each year by each eligible director.

On June 7, 2018, the Company granted a total of 25,904 shares (6,476 each) of restricted common stock under the Equity Plan to the Company’s four independent directors. These restricted shares will vest in full on June 1, 2019, the first anniversary of the grant date. Each of the independent directors has elected to defer the shares granted to him under the Company’s Director Deferred Fee Plan (the “Director Deferred Fee Plan”). The Director Deferred Fee Plan permits eligible members of the Company's board of directors to defer certain stock awards made under its director compensation programs. The Director Deferred Fee Plan allows directors to defer issuance of their stock awards and therefore defer payment of any tax liability until the deferral is terminated, pursuant to the election form executed each year by each eligible director.

During the six months ended June 30, 2018 and June 30, 2017, 84,203 and 152,630 restricted common shares vested, respectively, including shares whose issuance has been deferred under the Director Deferred Fee Plan. The Company recognized stock-based compensation expense of approximately $50 thousand and approximately $215 thousand for the three months ended June 30, 2018 and June 30, 2017, respectively. The Company recognized stock-based compensation expense of approximately $125 thousand and approximately $577 thousand for the six months ended June 30, 2018 and June 30, 2017, respectively. In addition, the Company had unamortized compensation expense of $257 thousand for equity awards and $0 for liability awards and $66 thousand for equity awards and approximately $111 thousand for liability awards at June 30, 2018 and December 31, 2017, respectively.

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

The following is a summary of restricted common stock vesting dates as of June 30, 2018 and December 31, 2017, including shares whose issuance has been deferred under the Director Deferred Fee Plan:

	June 30, 2018	December 31, 2017
Vesting Date	Shares Vesting	Shares Vesting
March 2018	—	66,667
June 2018	—	16,488
June 2019	25,904	—
	25,904	83,155

The following table presents information with respect to the Company’s restricted stock for the six months ended June 30, 2018, including shares whose issuance has been deferred under the Director Deferred Fee Plan:

	Shares of Restricted Stock	Weighted Average Grant Date Fair Value (1)
Outstanding at beginning of period	725,449	$17.00
Granted (2)	26,952	10.77
Cancelled/forfeited	—	—
Outstanding at end of period	752,401	$16.78
Unvested at end of period	25,904	$10.81

(1)	The grant date fair value of restricted stock awards is based on the closing market price of the Company’s common stock at the grant date.

(2)	Included 1,048 shares of restricted stock attributed to dividends on restricted stock under the Director Deferred Fee Plan.

Note 12 — Stockholders’ Equity

Warrants

On May 9, 2012, the Company entered into agreements with certain institutional investors to sell 2,231,787 warrant units. Each warrant unit consists of one share of the Company’s common stock and a warrant to purchase 0.5 of a share of the Company’s common stock, subject to adjustment. As of June 30, 2018, the adjusted exercise price of the warrants was $16.70 per share and there were a total of 1,232,916 warrant shares purchasable. The warrants expire on May 15, 2019.

At-The-Market Program
In April 2017, the Company entered into an equity distribution agreement with JMP Securities LLC under which the Company may offer and sell up to $100.0 million of common stock in an At-The-Market equity offering. The Company has not sold any shares under this agreement.
Stock Repurchase Program

On December 21, 2017, the Board of Directors of the Company reauthorized its repurchase program of up to 2,100,000 shares of its common stock through December 31, 2019. The previous reauthorization announced on February 25, 2016 of the Company's repurchase program of up to 2,050,000 shares of its common stock expired on December 31, 2017.  Purchases made pursuant to the program will be made in the open market, in privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rules 10b5-1 and 10b-18 of the Securities and Exchange Act of 1934, as amended. The authorization does not obligate the Company to acquire any particular amount of common shares and the program may be suspended or discontinued at the Company’s discretion without prior notice. The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors.  The Company has repurchased 303,422 shares of common stock pursuant to the authorization as of June 30, 2018. The repurchased stock was not retired and is accounted for as treasury stock.

Dividends

The following table presents cash dividends declared and paid by the Company on its common stock:

Declaration Date	Record Date	Payment Date	Amount per Share	Tax Characterization
2018
June 21, 2018	July 2, 2018	July 26, 2018	$0.31	Not yet determined
March 22, 2018	April 2, 2018	April 26, 2018	$0.31	Not yet determined
2017
December 21, 2017	January 2, 2018	January 26, 2018	$0.31	Return of capital
September 21, 2017	October 2, 2017	October 26, 2017	$0.31	Return of capital
June 20, 2017	June 30, 2017	July 26, 2017	$0.31	Return of capital
March 23, 2017	April 3, 2017	April 26, 2017	$0.31	Ordinary income

Note 13 — Net Income per Common Share

The table below presents basic and diluted net income per share of common stock using the two-class method for the three and six months ended June 30, 2018 and June 30, 2017 (dollars, other than shares and per share amounts, in thousands):

	For the three months ended June 30, 2018	For the three months ended June 30, 2017	Six months ended June 30, 2018	Six months ended June 30, 2017
Numerator:
Net income attributable to common stockholders and participating securities for basic and diluted earnings per share	$1,453	$20,684	$23,182	$40,926
Less:
Dividends and undistributed earnings allocated to participating securities	27	62	65	163
Net income allocable to common stockholders — basic and diluted	$1,426	$20,622	$23,117	$40,763

Denominator:
Weighted average common shares outstanding for basic earnings per share	41,619,198	41,853,134	41,671,278	41,809,672
Weighted average common shares outstanding for diluted earnings per share	41,619,198	41,853,134	41,671,278	41,809,672
Basic earnings per common share	$0.03	$0.49	$0.55	$0.97
Diluted earnings per common share	$0.03	$0.49	$0.55	$0.97

For the three and six months ended June 30, 2018 and June 30, 2017, the Company excluded the effects of the warrants and the convertible senior unsecured notes from the computation of diluted earnings per share since the average market value per share of the Company’s common stock was below the exercise price of the warrants and the convertible senior unsecured notes.

Note 14 — Income Taxes

As a REIT, the Company is not subject to federal income tax to the extent that it makes qualifying distributions to its stockholders and satisfies on a continuing basis, through actual investment and operating results, the REIT requirements including certain asset, income and stock ownership tests.

Based on the Company’s analysis of any potential uncertain income tax positions, the Company concluded that it does not have any uncertain tax positions that meet the recognition or measurement criteria as of June 30, 2018.  The Company files U.S. federal and state income tax returns.  As of June 30, 2018, U.S. federal tax returns filed by the Company for 2016, 2015 and 2014 and state tax returns filed for 2016, 2015, 2014 and 2013 are open for examination pursuant to relevant statutes of limitation. In the event that the Company incurs income tax related interest and penalties, the Company’s policy is to classify them as a component of its provision for income taxes.

Income Tax Provision

Subject to the limitation under the REIT asset test rules, the Company is permitted to own up to 100% of the stock of one or more taxable REIT subsidiaries ("TRS"). Currently, the Company owns one TRS that is taxable as a corporation and is subject to federal, state and local income tax on its net income at the applicable corporate rates. The TRS, which was formed in Delaware on July 28, 2014, is a limited liability company and a wholly-owned subsidiary of the Company. During the three months ended June 30, 2018 and June 30, 2017, the Company recorded a federal and state tax provision of approximately $36 thousand and $2.1 million, respectively, which is recorded in "Income tax provision" in the Consolidated Statements of Operations. During the six months ended June 30, 2018 and June 30, 2017, the Company recorded a federal and state tax provision of approximately $349 thousand and $3.2 million, respectively.

Deferred Tax Asset

As of June 30, 2018 and December 31, 2017, the Company recorded a deferred tax asset of approximately $3.5 million and $6.1 million relating to capital loss carryforward and temporary differences as a result of the timing of income recognition of certain investments held in the TRS. The capital loss carryforwards may only be recognized to the extent of capital gains. There is uncertainty as to the TRS ability to recognize capital gains in the future. As a result, the Company has concluded it is more likely than not the deferred tax asset will not be realized and has recorded a valuation allowance of $3.5 million and $6.1 million.

In addition, the REIT generated net operating losses ("NOLs") during the year ended December 31, 2017, related to its interest rate swap terminations, and for its California return a portion of the NOL's is apportioned to the TRS. The TRS can carryback these NOLs to each of the two preceding years and receive a refund for taxes paid. The Company recorded a deferred state tax asset relating to the NOLs of $8.7 million and $8.8 million in the REIT and $752 thousand and $765 thousand in the TRS as of June 30, 2018 and December 31, 2017, respectively. As a result, the Company has concluded it is more likely than not the deferred tax asset relating to the NOLs will not be realized with the exception of the TRS carryback to 2015 and has recorded a combined valuation allowance of $9.0 million and $9.2 million as of June 30, 2018 and December 31, 2017, respectively. The Company also recorded a deferred federal tax liability of $85 thousand and $85 thousand as of June 30, 2018 and December 31, 2017, respectively, in anticipation of the receipt of the state tax refund as a result of the carryback of the California NOL.

Effective Tax Rate

The Company's effective tax rate differs from its combined federal and state income tax rate primarily due to its valuation allowance and the deduction of dividends distributions to be paid under Code Section 857(a).

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

Note 15 — Contingencies

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. Management is not aware of any material contingencies at June 30, 2018.

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

Overview

Western Asset Mortgage Capital Corporation, a Delaware corporation, and its subsidiaries (the “Company” unless otherwise indicated or except where the context otherwise requires “we”, “us” or “our”) commenced operations in May 2012, focused on investing in, financing and managing a diversified portfolio of real estate related securities, whole-loans and other financial assets, which we collectively refer to as our target assets.  We are externally managed by Western Asset Management (our “Manager”) pursuant to the terms of a management agreement. We conduct our operations to qualify and be taxed as a real estate investment trust, or REIT, for U.S. federal income tax purposes. Accordingly, we generally will not be subject to U.S. federal income taxes on our taxable income that we distribute currently to our stockholders as long as we maintain our intended qualification as a REIT. However, certain activities that we may perform may cause us to earn income which will not be qualifying income for REIT purposes. We have designated one subsidiary as a taxable REIT subsidiary, or TRS, to engage in such activities. We also intend to operate our business in a manner that permits us to maintain our exemption from registration under the 1940 Act, as amended, or the Investment Company Act. Our common stock is traded on the New York Stock Exchange, or the NYSE, under the symbol "WMC".

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

Recent Market Conditions

Our business is affected by general U.S. residential and commercial real estate fundamentals and the overall U.S. and international economic environment. In particular, our strategy is influenced by the specific characteristics of these markets, including but not limited to interest rate levels and credit spreads. We expect the results of our operations to be affected by various factors, many of which are beyond our control.

Our Manager expects growth and inflation to improve from subdued levels, U.S. growth and inflation to be aided by fiscal stimulus, based in part on central banks signaling their path to normalization, and spread sectors to outperform in 2018 though margins are thin and emerging markets are expected to perform strongly. The first quarter of 2018 experienced volatility, with steadily increasing short-term interest rates. We saw wider credit spreads and spreads on Agency MBS widened. We were prepared for the move in interest rates by actively limiting our duration gap.  Our hedge portfolio helped to minimize the impact of the movement in interest rates on our book value and economic return.

After a volatile first quarter, the financial markets returned to more normal levels in the second quarter of 2018. During the second quarter, the 10-year U.S. Treasury rate increased to 2.85% as of June 30, 2018, and the yield curve continued its flattening trend. Agency CMBS and credit spreads widened during the second quarter but by quarter end credit spreads on the Agency CMBS began to tightened . We earned a positive economic return for the second quarter of 0.4%, experiencing a modest decline in our book value of 2.4% as a result of the credit spread widening in particular on our Agency CMBS portfolio

With our view that interest rates will continue to increase, we continue to operate with interest rate risk protection with our interest rate hedge positions approximately 96% of our repurchase agreements as of June 30, 2018. We believe this interest rate protection will minimized the impact of the increase in long-term rates on our portfolio and mitigate interest rate risk to further rate increases. Our net "duration gap," which is a measure of the risk due to mismatches that can occur between the interest rate sensitivity of our assets and liabilities, inclusive of hedges, was negative 0.19 years as of June 30, 2018.

We still believe the Agency RMBS sector is at risk for spread widening in the longer term. In response, we continued to reduce our Agency RMBS portfolio and redeploy the proceeds into credit sensitive investments such as Residential Whole and Bridge Loans Non Agency CMBS subordinate securities and Commercial Loans .

As anticipated the Federal Reserve increased the federal funds rate by 50 basis point during the first half of 2018. The combination of higher interest rates coupled with higher costs associated with financing our credit sensitive investments our average effective borrowing costs excluding the consolidated VIEs increased by 24 basis points, to 2.51% as of June 30, 2018 from 2.27% as of December 31, 2017. Our average effective borrowing costs, includes the cost of our repurchase agreements and the net interest paid or received on our interest rate swap hedges.

Against this backdrop, the fundamentals in the U.S. housing market remain strong and spreads for most mortgages remained supported during the first half of 2018. Credit sensitive mortgage sectors have performed relatively well and are expected to continue to offer attractive returns.

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

Commercial Whole-Loans. — Commercial Whole-Loans are generally small balance loans ranging from, $2.5 million to $25.0 million, secured by commercial real estate typically short-term, held by us or through a trust with us owning the beneficial interest in the trust.

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

Our Investment Portfolio

Our investment portfolio composition at June 30, 2018.

In March 2018, the Company acquired a $67.8 million Non-Agency CMBS security which resulted in the consolidation of a VIE and the initial recording of a $1.3 billion securitized commercial loan and $1.3 billion non-recourse securitized debt. Refer to Note 6 - "Commercial Real Estate Investments" for details. The following table reflects the portfolio including the fair market value of the Non-Agency CMBS security as of June 30, 2018 of $64.0 million and excludes the $1.3 billion securitized commercial loan.

Our Financing Strategy

 We deploy leverage to increase potential returns to our stockholders and to fund the acquisition of our target assets. While we are not required to maintain any particular leverage ratio, excluding securitized debt, we expect to maintain a debt-to-equity ratio of three to ten times the amount of our stockholders’ equity. To the extent the Agency MBS percentage of our portfolio decreases, our overall leverage is likely to decrease.  The amount of leverage we use for our portfolio depends upon a variety of factors, such as, general economic, political and financial market conditions, the anticipated liquidity and price volatility of our assets, the availability and cost of financing the assets, the credit worthiness of financing counterparties and the health of the U.S. residential mortgage and housing markets. At June 30, 2018, our aggregate debt-to-equity ratio was approximately 7.3 to 1 when we exclude our securitized debt and 10.0 to 1 when we include our securitized debt. The debt-to-equity ratio is not a comprehensive statement of overall investment portfolio leverage which is affected by any leverage embedded in TBAs and derivative instruments.

Repurchase Agreements

We primarily finance our investments through repurchase agreements for which we pledge our assets. Our repurchase agreements have maturities generally ranging from one to three months, but in some cases longer. Repurchase agreements involve the transfer of the pledged collateral to a counterparty at an agreed upon price in exchange for such counterparty’s simultaneous agreement to return the same security back to the borrower at a future date (i.e., the maturity of the borrowing). Under our repurchase agreements, we retain beneficial ownership of the pledged collateral, while the counterparty maintains custody of such collateral.  At the maturity of a repurchase financing, unless the repurchase financing is renewed with the same counterparty, we are required to repay the loan, including any accrued interest, and concurrently reacquire custody of the pledged collateral or, with the consent of the counterparty, we may renew the repurchase financing at the then prevailing market interest rate and terms.  The amount borrowed under our repurchase agreements is a specified percentage of the asset’s applicable fair value, which is dependent on the collateral type.  Our repurchase agreement counterparties generally require collateral in excess of the loan amount, or haircuts. As of June 30, 2018, our haircuts range from a low of 3.0% to a high of 5.0% for Agency RMBS, exclusive of IOs and IIOs for which the haircuts are as high as 25.0% and Agency CMBS haircuts are 5.0%, exclusive of IOs and IIOs for which haircuts are as high as 15.0%. For Non-Agency RMBS haircuts range from a low of 15.0% to a high of 50.0% and for Non-Agency CMBS, haircuts range from a low of 12.5% to a high of 35.0%. Haircuts for Whole-Loans range from a low of 20.0% to a high of 45.0% and other securities range from a low of 25.0% to a high of 50.0%.

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

In order to reduce our exposure of risk associated with concentration to any one repurchase agreement counterparty, we seek to diversify our exposure by entering into repurchase agreements with multiple counterparties. At June 30, 2018, we had repurchase agreements with 28 counterparties and outstanding borrowings with 17 of such counterparties. Our total outstanding borrowings under our repurchase agreements was $3.3 billion, with a maximum net exposure to any single repurchase agreement counterparty of $73.0 million or 15.8% of equity.

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

Our Hedging Strategy

Our overall portfolio strategy is designed to generate attractive returns to our investors through various economic cycles. We believe our broad approach to investing in the real estate market, which considers all categories of real estate assets, allows us to invest in a diversified portfolio and help mitigate our portfolio from risks that arise from investing in a single or limited collateral type. In connection with our risk management activities, we enter into a variety of derivative and non-derivative instruments. Our primary objective for acquiring these derivatives and non-derivative instruments is to mitigate our exposure to future events that are outside our control. Our derivative instruments are designed to mitigate the effects market risk and cash flow volatility associated with interest rate risk, including associated prepayment risk. As part of our hedging strategy, we may enter into, but not limited to, interest rate swaps, including forward starting swaps, interest rate swaptions, U.S. Treasury options, future contracts, TBAs, total return swaps, credit default swaps and foreign current swaps and forwards.

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

There have been no significant changes to our critical accounting policies that are disclosed in our most recent Annual Report on Form 10-K for the year ended December 31, 2017, other than the critical accounting policies disclosed below.

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

2018 Activity

Investment Activity

We continually evaluate our investment portfolio, focusing on expected future prepayment trends, supply of and demand, costs of financing, costs of hedging, expected future interest rate volatility and the overall shape of the U.S. Treasury and interest rate swap yield curves. Based on our evaluation and our long-term views of the Agency RMBS sector, we expect to gradually reduced our exposure to Agency MBS and deployed capital to acquire, Non-Agency CMBS, Residential Whole and Bridge Loans, Commercial Loans and Non-Agency RMBS collateralized by prime jumbo loan pools.

The following table presents our investing activity for the six months ended June 30, 2018 (dollars in thousands):

	Balance at		Principal Payments and Basis Recovery	Proceeds from Sales	Realized Gain/(Loss)	Unrealized Gain/(loss)	Premium and discount amortization, net		Balance at
Investment Type	December 31, 2017	Purchases						OTTI	June 30, 2018
Agency RMBS and Agency RMBS IOs	$698,033	$2,094	$(42,231)	$(209,581)	$(4,513)	$(16,588)	$(1,206)	$(349)	$425,659
Non-Agency RMBS	99,554	55,022	(3,512)	(51,958)	3,114	(1,684)	777	(110)	101,203
Agency CMBS and Agency CMBS IOs	2,160,567	132,073	(3,724)	(126,867)	(5,016)	(87,457)	32	(106)	2,069,502
Non-Agency CMBS	278,604	71,481	(17,475)	(6,706)	(376)	6,897	4,405	(5,437)	331,393
Other securities(1)	122,065	9,686	(317)	(21,757)	1,758	(269)	(3,165)	—	108,001
Total MBS and other securities	3,358,823	270,356	(67,259)	(416,869)	(5,033)	(99,101)	843	(6,002)	3,035,758
Residential Whole-Loans	237,423	126,902	(27,430)	—	—	(1,241)	(505)	—	335,149
Residential Bridge Loans	106,673	278,369	(124,731)	—	—	(229)	(743)	—	259,339
Commercial Loans	—	70,257	—	—	—	416	44	—	70,717
Securitized commercial loan	24,876	1,353,019	(78,907)	—	—	10,870	(663)	—	1,309,195
Total Investments	$3,727,795	$2,098,903	$(298,327)	$(416,869)	$(5,033)	$(89,285)	$(1,024)	$(6,002)	$5,010,158

(1) Other securities include $78.2 million of GSE CRTs and $29.8 million of ABS at June 30, 2018.

We continue to see favorable risk-adjusted return opportunities in credit sensitive investments, particularly Residential Whole and Bridge Loans, securitized pools of prime jumbo loans and commercial loans, including junior tranches of CMBS transactions. We intend to continue to deploy capital into credit sensitive investments. At June 30, 2018, we held $2.5 billion in credit sensitive investments, primarily consisting of 52.1% of Securitized commercial loans, 13.2% Non-Agency CMBS, 13.3% Residential Whole-Loans, 10.3% Residential Bridge Loans, 4.0% Non-Agency RMBS and 3.1% GSE credit risk transfer securities. We work to mitigate the credit risk on our credit sensitive holdings by developing relationships with originators that adhere to our investment guidelines for our Residential Whole and Bridge Loans and for the other investments we perform a detailed credit analysis on the underlying collateral at the time of purchase.

Portfolio Characteristics

Our Agency Portfolio

The following table summarizes our Agency portfolio by investment category as of June 30, 2018 (dollars in thousands):

	Principal Balance	Amortized Cost	Fair Value	Net Weighted Average Coupon

Agency RMBS	$403,154	$416,621	$402,853	3.6%
Agency RMBS IOs and IIOs (1)	N/A	13,501	13,559	2.3%
Agency RMBS IOs and IIOs accounted for as derivatives (1)	N/A	N/A	9,247	2.7%
Total Agency RMBS	403,154	430,122	425,659	3.1%

Agency CMBS	2,141,182	2,144,520	2,064,579	3.0%
Agency CMBS IOs and IIOs accounted for as derivatives (1)	N/A	N/A	4,923	0.5%
Total Agency CMBS	2,141,182	2,144,520	2,069,502	2.8%
Total	$2,544,336	$2,574,642	$2,495,161	2.9%

(1)	IOs and IIOs have no principal balances and bear interest based on a notional balance. The notional balance is used solely to determine interest distributions on the interest-only class of securities.

Credit Sensitive Portfolio

The following table presents information by vintage(1) as it relates to our credit sensitive investment portfolio at June 30, 2018:

Credit Sensitive Securities	Pre 2006	2006	2007	2011	2012	2013	2014	2015	2016	2017	2018	Total
Non-Agency RMBS	0.4%	0.9%	0.3%	—%	—%	—%	—%	—%	—%	1.1%	0.7%	3.4%
Non-Agency RMBS IOs	—%	—%	—%	—%	—%	—%	—%	—%	—%	0.3%	0.3%	0.6%
Non-Agency CMBS	0.2%	1.8%	3.5%	1.4%	0.3%	0.1%	0.9%	3.1%	—%	1.0%	0.9%	13.2%
Other securities	0.4%	—%	—%	—%	—%	—%	0.3%	0.5%	1.5%	1.2%	0.4%	4.3%
Residential Whole-Loans	0.1%	—%	—%	0.2%	0.3%	2.8%	1.3%	0.1%	2.0%	5.1%	1.5%	13.4%
Residential Bridge Loans	—%	—%	—%	—%	—%	—%	—%	0.1%	0.5%	4.0%	5.7%	10.3%
Securitized commercial loans	—%	—%	—%	—%	—%	—%	—%	1.0%	—%	—%	51.0%	52.0%
Commercial Loans	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%	2.8%	2.8%
Total	1.1%	2.7%	3.8%	1.6%	0.6%	2.9%	2.5%	4.8%	4.0%	12.7%	63.3%	100%

 (1) Based on carrying amount of the investments.

Non-Agency RMBS

The following table presents the fair value and weighted average purchase price for each of our Non-agency RMBS categories, including IOs accounted for as derivatives, together with certain of their respective underlying loan collateral attributes and current performance metrics as of June 30, 2018 (fair value dollars in thousands):

		Weighted Average
Category	Fair Value	Purchase Price	Life (Years)	Original LTV	Original FICO	60+ Day Delinquent	6-Month CPR
Prime	$25,376	$58.03	12.0	68.9%	769	—%	6.0%
Alt-A	68,112	68.47	9.5	78.0%	680	12.0%	9.4%
Subprime	7,715	58.57	22.4	77.4%	598	18.0%	3.5%
Total	$101,203	$65.09	11.1	75.6%	696	9.4%	8.1%

Non-Agency CMBS

The following table presents certain characteristics of our Non-Agency CMBS portfolio as of June 30, 2018 (dollars in thousands):

		Principal		Weighted Average
Type	Vintage	Balance	Fair Value	Life (Years)	Original LTV
Conduit:
	2006-2009	$160,357	$136,598	2.4	71.5%
	2010-2018	177,245	114,741	7.4	64.0%
		337,602	251,339	4.7	68.1%
Single Asset:
	2010-2018	84,040	80,054	3.0	64.0%
Total		$421,642	$331,393	4.3	67.1%

Residential Whole-Loans

The following table presents certain information about our Residential Whole-Loans investment portfolio at June 30, 2018 (dollars in thousands):

			Weighted Average
Current Coupon Rate	Number of Loans	Principal Balance	Original LTV	Original FICO Score(1)	Expected Life (years)	Contractual Maturity (years)	Coupon Rate
3.01 – 4.00%	3	$1,772	64.1%	734	4.0	29.2	4.0%
4.01– 5.00%	545	219,954	58.7%	743	1.8	28.0	4.7%
5.01 – 6.00%	276	103,968	57.4%	735	1.7	27.1	5.3%
6.01 – 7.00%	6	3,008	68.4%	740	1.5	22.5	6.2%
7.01 - 8.00%	1	357	70.0%	777	2.0	29.6	7.2%
8.01 - 9.00%	1	94	70.0%	689	2.0	29.6	8.4%
Total	832	$329,153	58.5%	741	1.8	27.7	4.9%

(1)	The original FICO score is not available for 143 loans with a principal balance of approximately $55.6 million at June 30, 2018. We have excluded those loans from the weighted average computation.

As of June 30, 2018, there were two Residential Whole-Loans over 90-days past due with a current unpaid principal balance of $1.4 million and a fair value of $1.4 million. These nonperforming loans represent approximately 0.4% of the total outstanding principal balance. No allowance and provision for credit losses was recorded for these loans as of and for the three months ended June 30, 2018 since the we elected the fair value option for these loans. We stopped accruing interest income for these loans when they became contractually 90 days delinquent.

Residential Bridge Loans

Our Residential Bridge Loans are comprised of short-term fixed rate mortgages secured by non-owner occupied single and multi-family residences with low LTVs, generally up to 85%. The following table presents certain information about our Residential Bridge Loans investment portfolio at June 30, 2018 (dollars in thousands):

			Weighted Average
Current Coupon Rate	Number of Loans	Principal Balance	Original LTV	Contractual Maturity (months)	Coupon Rate
6.01 - 7.00%	35	9,772	62.6%	5.9	6.8%
7.01 – 8.00%	175	59,378	69.3%	7.0	7.7%
8.01 – 9.00%	256	95,689	68.3%	7.1	8.7%
9.01 – 10.00%	214	62,888	70.8%	6.8	9.7%
10.01 – 11.00%	86	19,043	69.0%	6.2	10.6%
11.01 - 12.00%	29	7,407	71.6%	6.0	11.4%
12.01 - 13.00%	9	1,261	66.9%	8.8	12.6%
17.01 – 18.00%	9	2,397	74.8%	7.6	18.0%
Total	813	$257,835	69.1%	6.9	9.0%

As of June 30, 2018, there were 10 Residential Bridge Loans carried at amortized cost in non-accrual status with an unpaid principal balance of approximately $3.8 million and 3 Residential Bridge Loans carried at fair value in non-accrual status with an unpaid principal balance of approximately $1.3 million. These nonperforming Residential Bridge Loans represent approximately 2.0% of the total outstanding principal balance. We reviewed the estimated fair value of the collateral to determine if an allowance and provision of credit loss was required for loans carried at amortized costs. Based upon our evaluation, no allowance and provision for credit losses was recorded for these loans as of and for the three and six months ended June 30, 2018 since the fair value of the collateral balance less the cost to sell was in excess of the outstanding principal and interest balances. We stopped accruing interest income for these loans when they became contractually 90 days delinquent.

Commercial Real Estate Investments

Securitized Commercial Loans

In November 2015, we acquired a $14.0 million variable interest in CMSC Trust, which is a VIE that we were required to consolidate. Please refer to Note 6 - "Commercial Real Estate Investments" for details. The CMSC Trust holds a $24.7 million mezzanine loan collateralized by interests in commercial real estate.  The mezzanine loan serves as collateral for the $24.7 million of securitized debt issued. Refer to Note 7 - "Financings" for details on the associated securitized debt.

In March 2018, we acquired a $67.8 million variable interest in RETL Trust, which is a VIE that we were required to consolidate. Please refer to Note 6 - "Commercial Real Estate Investments" for details. The RETL Trust holds a $1.3 billion commercial loan collateralized by first mortgages, deeds of trusts and interests in commercial real estate located throughout the United States and Puerto Rico.  The loan's stated maturity date is February 9, 2021 (subject to the borrower's option to extend the initial stated maturity date for two successive one-year terms) and bears an interest rate of one month LIBOR plus 3.15%. The commercial loan serves as collateral for the $1.3 billion of securitized debt issued. Refer to Note 7 - "Financings" for details on the associated securitized debt.

Commercial Loans

In March 2018, we acquired a $20.6 million first lien commercial mortgage loan collateralized by three senior care living facilities located in North Carolina through RSBC Trust. The loan matures on March 6, 2019 and bears an interest rate of one month LIBOR plus 4.75%.

In March 2018, we acquired a $20.0 million mezzanine loan secured by a partnership interest in an entity that owns a hotel located in Boston, MA. The mezzanine loan has a maturity date of December 9, 2019 with three one year extension options and bears an interest rate of one month LIBOR plus 6.5%.

In June 2018, we acquired a $30.0 million commercial loan secured by a hotel. The loan has a maturity date of June 9, 2020 with a one year extension option and bears an interest rate of one month LIBOR plus 4.5% .

Geographic Concentration

The mortgages underlying our Non-Agency RMBS and Non-Agency CMBS are located in various states across the United States and other countries. The following table presents the five largest concentrations by location for the mortgages collateralizing our Non-Agency RMBS and Non-Agency CMBS as of June 30, 2018, based on fair value (dollars in thousands):

	Non-Agency RMBS			Non-Agency CMBS
	Concentration	Fair Value		Concentration	Fair Value
California	30.6%	$31,019	New York	11.6%	$38,437
Florida	9.9%	10,028	California	8.1%	26,842
New York	8.8%	8,861	Florida	7.1%	23,543
Virginia	6.6%	6,663	Illinois	6.8%	22,399
New Jersey	3.8%	3,798	North Carolina	6.1%	20,370

The following table presents the various states across the United States in which the collateral securing our Residential Whole-Loans and Residential Bridge Loans at June 30, 2018, based on principal balance, is located (dollars in thousands):

	Residential Whole-Loans			Residential Bridge Loans
	State Concentration	Principal Balance		State Concentration	Principal Balance
California	65.4%	$215,242	California	45.0%	$115,885
New York	21.7%	71,412	Florida	9.3%	23,865
Georgia	3.8%	12,512	New York	8.3%	21,472
Washington	2.9%	9,633	New Jersey	6.2%	16,015
Massachusetts	2.6%	8,564	Texas	5.0%	12,894
Other	3.6%	11,790	Other	26.2%	67,704
Total	100.0%	$329,153	Total	100.0%	$257,835

Financing Activity

Repurchase Agreements

At June 30, 2018, we had repurchase agreements with 28 counterparties and outstanding borrowings with 17 of such counterparties. The following table summarizes our 2018 financing activity under our repurchase agreements for the six months ended June 30, 2018 (dollars in thousands):

	Balance at			Balance at
Collateral	December 31, 2017	Proceeds	Repayments	June 30, 2018
Agency RMBS	$665,919	$1,259,253	$(1,520,674)	$404,498
Agency CMBS	2,035,222	5,146,606	(5,257,922)	1,923,906
Non-Agency RMBS	46,530	239,457	(212,835)	73,152
Non-Agency CMBS	154,325	495,903	(401,173)	249,055
Residential Whole-Loans(1)	189,270	2,026,847	(1,948,017)	268,100
Commercial loans	—	24,641	(12,320)	12,321
Securitized commercial loan(1)	—	30,527	(22,907)	7,620
Residential Bridge Loans(1)	100,183	505,250	(348,945)	256,488
Other securities	60,237	200,924	(188,932)	72,229
Borrowings under repurchase agreements	$3,251,686	$9,929,408	$(9,913,725)	$3,267,369

(1)	The borrowings and collateral pledged attributed to loans owned through trust certificates. The trust certificates are eliminated upon consolidation.

At June 30, 2018, we had outstanding repurchase agreement borrowings with the following counterparties:

(dollars in thousands) Repurchase Agreement Counterparties	Amount Outstanding	Percent of Total Amount Outstanding	Company Investments Held as Collateral	Counterparty Rating(1)
Citigroup Global Markets Inc.	$795,129	24.4%	$834,058	A+
Royal Bank of Canada	347,051	10.6%	364,781	AA-
UBS Securities LLC	281,600	8.6%	296,599	A+
Nomura Securities International, Inc.	271,328	8.3%	283,043	Unrated (2)
Credit Suisse AG, Cayman Islands Branch	265,581	8.1%	331,961	A
Mizuho Securities USA Inc.	262,399	8.0%	275,302	A
Merrill Lynch Pierce Fenner & Smith Inc.	205,764	6.3%	212,027	A+
Jefferies & Company, Inc.	185,490	5.7%	193,549	BBB-
UBS AG, London Branch	167,693	5.1%	240,246	A+
JP Morgan Securities LLC	139,151	4.3%	158,323	A+
RBC (Barbados) Trading Bank Corporation	131,052	4.0%	161,213	P-1
KGS-Alpha Capital Markets, L.P.	103,785	3.2%	108,818	Unrated
TD Securities (USA) LLC	39,745	1.2%	41,979	AA-
Credit Suisse Securities (USA) LLC	39,138	1.2%	71,187	A
All other counterparties (3)	32,463	1.0%	36,671
Total	$3,267,369	100.0%	$3,609,757

(1)
The counterparty ratings presented above are the long-term issuer credit ratings as rated at June 30, 2018 by S&P, except for RBC (Barbados) Trading Bank Corporation which is the short-term issuer credit rating by Moody’s at June 30, 2018.

(2) Nomura Holdings, Inc., the parent company of Nomura Securities International, Inc., is rated A- by S&P at June 30, 2018.
(3) Represents amount outstanding with three counterparties, which each holds collateral valued less than 5% of our stockholders’ equity as security for our obligations under the applicable repurchase agreements as of June 30, 2018.

Securitized Debt

We acquired a variable interest in CMSC Trust and RETL Trust and were required to consolidate the CMBS VIEs. Refer to Note 7 - "Financings" for details. At June 30, 2018, the consolidated CMSC Trust's commercial mortgage pass-through certificate, which bears a fixed interest rate of 8.9% and mature on July 6, 2020, had an outstanding balance of $10.8 million and a fair value of $10.9 million.

The following table summarizes the consolidated RETL Trust's commercial mortgage pass-through certificates at June 30, 2018 which is classified in "Securitized debt" in the Consolidated Balance Sheets (dollars in thousands):

Classes	Principal Balance	Coupon	Fair Value	Contractual Maturity
Class A	493,448	3.2%	495,560	2/15/2021
Class B	149,918	3.8%	150,700	2/15/2021
Class C	129,860	4.1%	130,726	2/15/2021
Class D	114,793	4.8%	115,703	2/15/2021
Class E	155,851	6.6%	157,481	2/15/2021
Class F	150,954	8.1%	152,537	2/15/2021
Class G	12,619	9.6%	12,768	2/15/2021
Class X-CP(1)	N/A	2.6%	2,069	3/11/2019
Class X-EXT(1)	N/A	—%	2,870	2/15/2021
	$1,207,443		$1,220,414

(1) Class X-CP and Class X-EXT are interest only classes with a notional balance of $114.8 million each.

The following table presents our average repurchase agreement borrowings, excluding unamortized debt issuance costs, by type of collateral pledged for the three and six months ended June 30, 2018 (dollars in thousands):

Collateral	Three Months Ended June 30, 2018	Six months ended June 30, 2018
Agency RMBS	$515,453	$584,726
Agency CMBS	2,001,751	2,032,023
Non-Agency RMBS	84,279	66,173
Non-Agency CMBS	250,129	211,560
Residential Whole-Loans	258,069	239,432
Commercial loans	12,321	7,420
Securitized commercial loans	7,634	4,049
Residential Bridge Loans	211,308	160,708
Other securities	85,033	74,752
Total	$3,425,977	$3,380,843
Maximum borrowings during the period(1)	$3,573,043	$3,573,043

(1)	Amount represents the maximum borrowings at month-end during each of the respective periods.

Hedging Activity
In connection with our risk management activities, we enter into a variety of derivative and non-derivative instruments. Our primary objective for acquiring these derivatives and non-derivative instruments is to mitigate our exposure to future events that are outside our control. Our derivative instruments are designed to mitigate the effects market risk and cash flow volatility associated with interest rate risk, including associated prepayment risk. As part of our hedging strategy, we may enter into, but not limited to, interest rate swaps, including forward starting swaps, interest rate swaptions, U.S. Treasury options, Eurodollar, Volatility Index and U.S, Treasury futures, TBAs, total return swaps, credit default swaps and foreign current swaps and forwards.
The following tables summarize the hedging activity during the six months ended June 30, 2018 (dollars in thousands):

	Notional Amount at		Settlements, Terminations or Expirations	Notional Amount at
Derivative Instrument	December 31, 2017	Acquisitions		June 30, 2018
Fixed pay interest swaps	$3,252,200	$570,400	$(668,000)	$3,154,600
Options - long positions	320,000	642,000	(962,000)	—
Options - short positions	320,000	632,300	(952,300)	—
Futures contracts - long positions	—	360,300	(240,600)	119,700
Futures contracts - short positions	480,000	1,362,700	(1,362,700)	480,000
Credit default swaps	14,815	50,000	(33)	64,782
TBA securities - long positions	125,000	3,425,000	(3,050,000)	500,000
TBA securities - short positions	—	3,250,000	(3,050,000)	200,000
Total derivative instruments	$4,512,015	$10,292,700	$(10,285,633)	$4,519,082

	Fair Value at	Acquisitions	Settlements, Terminations or Expirations	Realized Gains / Losses	Mark-to-market	Fair Value at
Derivative Instrument	December 31, 2017					June 30, 2018
Fixed pay interest swaps	$(4,191)	$16,842	$(111,162)	$97,883	$2,245	$1,617
Options - long positions	100	463	—	(1,163)	600	—
Options - short positions	(50)	(298)	3	645	(300)	—
Futures contracts - long positions	—	—	2,406	(2,406)	1,822	1,822
Futures contracts - short positions	628	—	(6,998)	6,998	1,247	1,875
Credit default swaps	(95)	174	—	—	51	130
TBA securities	(10)	—	(134)	134	(59)	(69)
Total derivative instruments	$(3,618)	$17,181	$(115,885)	$102,091	$5,606	$5,375
As of June 30, 2018, we had approximately $3.0 billion of fixed pay rate interest rate swaps, excluding approximately $198.1 million of forward starting fixed pay interest rate swap (forward starting date of 1.9 months). The following table provides additional information on our interest rate swaps (dollars in thousands):

	June 30, 2018
Remaining Interest Rate Swap Term	Notional Amount	Average Fixed Pay Rate	Average Floating Receive Rate	Average Maturity (Years)	Forward Starting(1)
1 year or less	$400,000	1.5%	2.3%	1.0	—%
Greater than 1 year and less than 3 years	200,000	1.8%	2.4%	1.9	—%
Greater than 3 years and less than 5 years	738,000	2.0%	2.4%	3.8	—%
Greater than 5 years	1,816,600	2.5%	2.4%	10.3	10.9%
Total	$3,154,600	2.2%	2.4%	7.1	6.3%

 (1) Represents the percentage of notional that is forward starting.

Capital Markets Activity
The following is a summary of activity during the six months ended June 30, 2018:
Pursuant to the repurchase plan that was reauthorized in December 2017, we acquired approximately 177,700 shares of the Company stock with an average price, including commission, of $9.75 per share, totaling approximately $1.7 million; and

Our dividend remained stable at $0.31 for each of the nine quarters ending on June 30, 2018. For the quarter ended June 30, 2018, we generated a dividend yield of approximately 11.9% based on the stock closing price of $10.42 at June 29, 2018.

Book Value

The following chart reflects our book value per common share basic and diluted over five consecutive quarters:
Our book value per common share basic and diluted , net of our quarterly dividends was $11.10 at June 30, 2018, a decrease of $0.27 or 2.4% when compared to our March 31, 2018 book value of $11.37. The decline in book value was mainly a result of spread widening in our Agency CMBS portfolio.

Results of Operations

Comparison of the three months ended June 30, 2018 to the three months ended June 30, 2017.

General

Our operating results mainly depend upon the difference between the yield on our investments, the cost of our borrowing, including our hedging activities, the composition and changes in market prices of our portfolio and our expenses. For the three months ended June 30, 2018, we generated net income of $1.5 million, or $0.03 per basic and diluted weighted common share, compared to net income of $20.7 million, or $0.49 per basic and diluted weighted common share, for the three months ended June 30, 2017. The decrease in net income was a attributable to spread widening resulting in a decline in value of mainly our Agency portfolio. The decrease in net income was offset by the gain on our derivative instruments and lower OTTI and general administrative expenses. The key components of these changes are discussed in greater detail below.

Net Interest Income

The following tables set forth certain information regarding our net interest income on our investment portfolio for the three months ended June 30, 2018 and June 30, 2017 (dollars in thousands):

Three Months Ended June 30, 2018	Average Amortized Cost of Assets	Total Interest Income	Yield on Average Assets

Investments
Agency RMBS	$537,544	$4,091	3.05%
Agency CMBS	2,155,858	15,855	2.95%
Non-Agency RMBS	112,521	1,776	6.33%
Non-Agency CMBS	339,034	7,678	9.08%
Residential Whole-Loans	328,669	3,705	4.52%
Residential Bridge Loans	229,453	4,190	7.32%
Commercial loans	41,092	818	7.98%
Securitized commercial loans	1,324,767	16,664	5.05%
Other securities	112,916	2,377	8.44%
Total investments	$5,181,854	$57,154	4.42%

	Average Carrying Value	Total Interest Expense	Average Cost of Funds(1)
Borrowings
Repurchase agreements	$3,425,977	$21,523	2.52%
Convertible senior unsecured notes, net	109,291	2,271	8.33%
Securitized debt	1,245,722	14,340	4.62%
Total borrowings	$4,780,990	$38,134	3.20%

Net interest income and net interest margin		$19,020	1.47%

(1) Average cost of funds does not include the interest expense related to our derivatives. In accordance with GAAP, such costs are included in "Gain (loss) on derivative instruments, net" in the Consolidated Statements of Operations.

Three Months Ended June 30, 2017	Average Amortized Cost of Assets	Total Interest Income	Yield on Average Assets

Investments
Agency RMBS	$977,294	$6,666	2.74%
Agency CMBS	1,150,446	8,770	3.06%
Non-Agency RMBS	60,227	950	6.33%
Non-Agency CMBS	337,971	7,177	8.52%
Residential Whole-Loans	206,764	2,063	4.00%
Residential Bridge Loans	58,479	1,301	8.92%
Securitized commercial loan	25,000	568	9.11%
Other securities	124,104	2,560	8.27%
Total investments	$2,940,285	$30,055	4.10%

	Average Carrying Value	Total Interest Expense	Average Cost of Funds(1)
Borrowings
Repurchase agreements	$2,571,946	$10,159	1.58%
Securitized debt	11,000	248	9.04%
Total borrowings	$2,582,946	$10,407	1.62%

Net interest income and net interest margin		$19,648	2.68%

(1) Average cost of funds does not include the interest expense related to our derivatives. In accordance with GAAP, such costs are included in "Gain (loss) on derivative instruments, net" in the Consolidated Statements of Operations.

Interest Income

For the three months ended June 30, 2018 and June 30, 2017, we earned interest income on our investments of approximately $57.2 million and $30.1 million, respectively.  The increase in interest income for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 was primarily the result of an overall larger investment portfolio. The 1.3 billion securitized commercial loan as a result of the consolidation of RETL securitization loan increased interest income by approximately $16.1 million. Interest income on our Agency CMBS, Residential Whole and Bridge Loans and Commercial Loans also increased by approximately $12 million, due to larger portfolios, which was partially offset by reduction in interest income on Agency RMBS due to a smaller Agency RMBS portfolio.
Interest Expense
Interest expense increased from $10.4 million for the three months ended June 30, 2017 to $38.1 million for the three months ended June 30, 2018. The increase in our borrowing costs reflects: (i) increase in our average outstanding borrowings due to larger investment portfolio (our average outstanding borrowings on our repurchase agreement increased by $854.0 million to $3.4 billion for the three months ended June 30, 2018 from $2.6 billion for the three months ended June 30, 2017); (ii)  generally higher interest rates on our repurchase agreements in 2018 coupled with higher costs associated with financing our credit-sensitive investments, which generally have higher interest rates (our average cost of funds on our repurchase agreements increased from 1.58% for the three months ended June 30, 2017 to 2.52% for the three months ended June 30, 2018); (iii) the issuance of $115.0 million aggregate principal amount of 6.75% convertible senior unsecured notes in October 2017; and the consolidation of RETL trust as of March 27, 2018, which added $1.2 billion of securitized debt to our balance sheet with a weighted average interest rate of 4.62%, increasing interest expense by approximately $14.1 million dollars.
Other income (loss), net

Realized gain (loss) on investments

Realized gain (loss) on investments represents the net gain (loss) on sales from our investment portfolio. Our Manager regularly reviews the characteristics of our portfolio and may make changes to our portfolio in order to adjust such portfolio characteristics in response to and/or anticipation of changing market conditions in an effort to achieve the appropriate risk reward ratio.  Accordingly, we expect to continue to redeployed our capital out of Agency MBS and into credit sensitive investments in order to adjust the overall characteristics of our portfolio.

The following table presents the sales and realized gains (losses) of our investments for each of the three months ended June 30, 2018 and June 30, 2017 (dollars in thousands):

	For the three months ended June 30, 2018				For the three months ended June 30, 2017
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Agency RMBS (1)	$208,331	$—	$(4,531)	$(4,531)	$314,800	$848	$(3,725)	$(2,877)
Agency CMBS	126,867	—	(5,016)	(5,016)	—	—	—	—
Non-Agency RMBS	47,758	2,220	—	2,220	—	—	—	—
Non-Agency CMBS	385	—	(38)	(38)	15,220	730	(341)	389
Other securities	21,757	1,757	$—	1,757	—	—	—	—
Total	$405,098	$3,977	$(9,585)	$(5,608)	$330,020	$1,578	$(4,066)	$(2,488)

(1)	Excludes Interest-Only Strips, accounted for as derivatives.

Other than temporary impairment

We evaluate securities for OTTI on at least a quarterly basis. The determination of whether a security is other-than-temporarily impaired involves judgments, estimates and assumptions based on subjective and objective factors. As a result, the timing and amount of an OTTI constitutes an accounting estimate that may change materially over time.

The following table presents the other-than-temporary impairments we recorded on our securities portfolio (dollars in thousands):

	Three months ended June 30, 2018	Three months ended June 30, 2017
Agency RMBS(1)	$201	$161
Non-Agency RMBS	19	—
Non-Agency CMBS	2,754	5,980
Other securities	—	438
Total	$2,974	$6,579

(1) Normally, unrealized losses on Agency securities with explicit guarantee of principal and interest by the governmental sponsored entity are not credit losses but rather due to changes in interest rates and prepayment expectations. These securities would not be considered other than temporarily impaired provided we did not intend to sell the security.

Unrealized gain (loss), net

Our investments, and securitized debt, for which we have elected the fair value option are recorded at fair value with the periodic changes in fair value being recorded in earnings.  The change in unrealized gain (loss) is directly attributable to changes in market pricing on the underlying investments and securitized debt during the period. In the second quarter of 2018, the wider spreads resulted in a significant decrease in the value of our Agency portfolio, which accounts for the majority of the increase in unrealized loss for the period.

The following table presents the net unrealized gains (losses) we recorded on our investments and securitized debt (dollars in thousands):

	Three months ended June 30, 2018	Three months ended June 30, 2017
Agency RMBS	$(457)	$7,622
Agency CMBS	(33,168)	10,924
Non-Agency RMBS	(1,205)	1,993
Non-Agency CMBS	4,924	7,706
Residential Whole-Loans	(452)	628
Residential Bridge Loans	(76)	—
Commercial loans	374	—
Securitized commercial loans	5,621	—
Other securities	(1,624)	6,309
Securitized debt	(5,798)	(165)
Other liabilities	168	—
Total	$(31,693)	$35,017

Gain (loss) on derivatives, net

In order to mitigate interest rate risk resulting from our repurchase agreement borrowings, we enter into a variety of derivative and non-derivative instruments. Our primary objective for acquiring these derivatives and non-derivative instruments is to mitigate our exposure to future events that are outside our control.

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

In the second quarter of 2018, swap rates also increased which resulted in favorable realized gains on our fix pay interest rate swap positions.

The following table presents the components of gain (loss) on derivatives for the three months ended June 30, 2018 and June 30, 2017 (dollars in thousands):

	Realized Gain (Loss), net
Description	Other Settlements / Expirations	Variation Margin Settlement	Return (Recovery) of Basis	Mark-to-Market	Contractual interest income (expense), net(1)	Total
Three months ended June 30, 2018
Interest rate swaps	$24	$21,634	$211	$2,177	$833	$24,879
Agency and Non-Agency Interest-Only Strips— accounted for as derivatives	—	—	(783)	(96)	1,011	132
Options	(100)	—	—	88	—	(12)
Futures contracts	614	—	—	2,567	—	3,181
Credit default swaps	(23)	—	—	66	—	43
TBAs	801	—	—	(534)	—	267
Total	$1,316	$21,634	$(572)	$4,268	$1,844	$28,490

Three months ended June 30, 2017
Interest rate swaps	$(154,304)	$(21,504)	$117	$160,596	$(3,673)	$(18,768)
Agency and Non-Agency Interest-Only Strips— accounted for as derivatives	432	—	(2,004)	164	2,372	964
Options	237	—	—	(413)	—	(176)
Futures contracts	(2,515)	—	—	545	—	(1,970)
Foreign currency forwards	3	—	—	29	—	32
Total return swaps	14	—	—	130	143	287
TBAs	2,125	—	—	(1,049)	—	1,076
Total	$(154,008)	$(21,504)	$(1,887)	$160,002	$(1,158)	$(18,555)

(1)	Contractual interest income (expense), net on derivative instruments includes interest settlement paid or received.

Other, net

For the three months ended June 30, 2018 and June 30, 2017, "Other, net" was an expense of $145 thousand and income of $222 thousand, respectively. The balance is mainly comprised of miscellaneous net interest income (expense) on cash collateral for our repurchase agreements and derivatives.

Expenses

Management Fee Expense

We incurred management fee expense of approximately $2.3 million and $1.8 million for the three months ended June 30, 2018 and June 30, 2017, respectively.  Pursuant to the terms of the Management Agreement, our Manager is paid a management fee equal to 1.5% per annum of our stockholders’ equity (as defined in the Management Agreement), calculated and payable (in cash) quarterly in arrears. The increase was mainly attributable to the realized gain on our interest rate swaps increasing our stockholders equity utilized to calculate our management fee.

The management fees, expense reimbursements and the relationship between our Manager and us are discussed further in Note 10, “Related Party Transactions” to the financial statements contained in this Quarterly Report on Form 10-Q.

Other Operating Expenses

We incurred other operating expenses of approximately $1.6 million and $736 thousand for the three months ended June 30, 2018 and June 30, 2017, respectively. Other operating cost is comprised of derivative transaction costs, custody, and asset management/loan servicing fees. The increase was primarily a result of the larger residential loan portfolio and the addition of commercial loans thereby increasing the associated third party asset management/loan servicing fees.

General and Administrative Expenses

We incurred general and administrative expenses of approximately $1.8 million and $1.9 million for the three months ended June 30, 2018 and June 30, 2017, respectively. The following describes the key components of general and administrative expenses.

Compensation Expense

Compensation expense decreased from approximately $664 thousand for the three months ended June 30, 2017 to approximately $572 thousand for the three months ended June 30, 2018. The decrease was a result lower stock based compensation from awards becoming fully vested in the first quarter of 2018. We did not issue any new stock based awards to our Manager or executive officers in 2017 or first quarter of 2018.

Professional Fees

Professional fees were basically flat quarter over quarter for the three months ended June 30, 2018 compared to the three months ended June 30, 2017.

Other general and administrative expenses

Other general and administrative expenses was flat quarter over quarter for the three months ended June 30, 2018 compared to the three months ended June 30, 2017.

Comparison of the six months ended June 30, 2018 to the six months ended June 30, 2017.

General

Our operating results mainly depend upon the difference between the yield on our investments, the cost of our borrowing, including our hedging activities, the composition and changes in market prices of our portfolio and our expenses. For the six months ended June 30, 2018, we generated net income of $23.2 million, or $0.55 per basic and diluted weighted common share, compared to net income of $40.9 million, or $0.97 per basic and diluted weighted common share, for the six months ended June 30, 2017. The decrease in net income was a attributable spread widening resulting in a decline in value of mainly our Agency portfolio. The decrease in net income was offset by the gain on our derivative instruments and lower OTTI. The key components of these changes are discussed in greater detail below.

Net Interest Income

The following tables set forth certain information regarding our net interest income on our investment portfolio for the six months ended June 30, 2018 and June 30, 2017 (dollars in thousands):

Six months ended June 30, 2018	Average Amortized Cost of Assets	Total Interest Income	Yield on Average Assets

Investments
Agency RMBS	$603,982	$9,946	3.32%
Agency CMBS	2,165,493	31,973	2.98%
Non-Agency RMBS	102,967	3,328	6.52%
Non-Agency CMBS	320,561	14,387	9.05%
Residential Whole-Loans	301,786	6,745	4.51%
Residential Bridge Loans	175,263	6,541	7.53%
Commercial loans	26,435	1,044	7.96%
Securitized commercial loans	715,742	18,146	5.11%
Other securities	113,116	4,771	8.51%
Total investments	$4,525,345	$96,881	4.32%

	Average Carrying Value	Total Interest Expense	Average Cost of Funds(1)
Borrowings
Repurchase agreements	$3,380,843	$38,912	2.32%
Convertible senior unsecured notes, net	109,127	4,519	8.35%
Securitized debt	842,516	15,400	3.69%
Total borrowings	$4,332,486	$58,831	2.74%

Net interest income and net interest margin		$38,050	1.70%

(1) Average cost of funds does not include the interest expense related to our derivatives. In accordance with GAAP, such costs are included in "Gain (loss) on derivative instruments, net" in the Consolidated Statements of Operations.

Six months ended June 30, 2017	Average Amortized Cost of Assets	Total Interest Income	Yield on Average Assets

Investments
Agency RMBS	$1,010,650	$13,960	2.79%
Agency CMBS	918,323	13,944	3.06%
Non-Agency RMBS	107,501	3,842	7.21%
Non-Agency CMBS	355,319	14,866	8.44%
Residential Whole-Loans	212,526	4,334	4.11%
Residential Bridge Loans	36,141	1,620	9.04%
Securitized commercial loan	25,000	1,131	9.12%
Other securities	116,263	4,788	8.30%
Total investments	$2,781,723	$58,485	4.24%

	Average Carrying Value	Total Interest Expense	Average Cost of Funds(1)
Borrowings
Repurchase agreements	$2,421,323	$18,650	1.55%
Securitized debt	11,000	494	9.06%
Total borrowings	$2,432,323	$19,144	1.59%

Net interest income and net interest margin		$39,341	2.85%

(1) Average cost of funds does not include the interest expense related to our derivatives. In accordance with GAAP, such costs are included in "Gain (loss) on derivative instruments, net" in the Consolidated Statements of Operations.

Interest Income

For the six months ended June 30, 2018 and June 30, 2017, we earned interest income on our investments of approximately $96.9 million and $58.5 million, respectively.  The increase in interest income for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 was primarily the result of an overall larger investment portfolio. The $1.3 billion securitized commercial loan that was acquired in March 2018 increased interest income by approximately $17.0 million. Interest income on our Agency CMBS, Residential Whole and Bridge Loans and Commercial Loans also increased by approximately $26.4 million, due to larger portfolios, which was partially offset by reduction in interest income on Agency RMBS due to a smaller Agency RMBS portfolio. The repositioning of our portfolio from Agency securities to a more credit sensitive portfolio increased the overall yield on our assets to 4.32% for the six month ended June 30, 2018 compared to an overall portfolio yield of 4.24% for the six month ended June 30, 2017.
Interest Expense
Interest expense increased from $19.1 million for the six months ended June 30, 2017 to $58.8 million for the six months ended June 30, 2018. The increase in our borrowing costs reflects: (i) increase in our average outstanding borrowings due to larger investment portfolio (our average outstanding borrowings on our repurchase agreement increased by $1.0 billion to $3.4 billion for the six months ended June 30, 2018 from $2.4 billion for the six months ended June 30, 2017); (ii)  generally higher interest rates on our repurchase agreements in 2018 coupled with higher costs associated with financing our credit-sensitive investments, which generally have higher interest rates (our average cost of funds on our repurchase agreements increased from 1.55% for the six months ended June 30, 2017 to 2.32% for the six months ended June 30, 2018); (iii) the issuance of $115.0 million aggregate principal amount of 6.75% convertible senior unsecured notes in October 2017; and the consolidation of a securitized trust as of March 27, 2018, which added $1.2 billion of securitized debt to our balance sheet with a weighted average cost of 3.69% increasing interest expense by approximately $14.9 million dollars.

Other income (loss), net

Realized gain (loss) on investments

Realized gain (loss) on investments represents the net gain (loss) on sales from our investment portfolio. Our Manager regularly reviews the characteristics of our portfolio and may make changes to our portfolio in order to adjust such portfolio characteristics in response to and/or anticipation of changing market conditions in an effort to achieve the appropriate risk reward ratio.  Accordingly, we expect to continue to redeployed our capital out of Agency MBS and into credit sensitive investments in order to adjust the overall characteristics of our portfolio.

The following table presents the sales and realized gains (losses) of our investments for each of the six months ended June 30, 2018 and June 30, 2017 (dollars in thousands):

	For the six months ended June 30, 2018				For the six months ended June 30, 2017
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Agency RMBS (1)	$209,581	$18	$(4,531)	$(4,513)	$865,151	$4,379	$(7,365)	$(2,986)
Agency CMBS	126,867	—	(5,016)	(5,016)	—	—	—	—
Non-Agency RMBS (1)	51,958	3,114	—	3,114	243,811	24,389	(2,242)	22,147
Non-Agency CMBS	6,706	61	(436)	(375)	35,037	736	(1,073)	(337)
Other securities	21,757	1,757	$—	1,757	22,946	—	(54)	(54)
Total	$416,869	$4,950	$(9,983)	$(5,033)	$1,166,945	$29,504	$(10,734)	$18,770

(1)	Excludes Interest-Only Strips, accounted for as derivatives.

Other than temporary impairment

We evaluate securities for OTTI on at least a quarterly basis. The determination of whether a security is other-than-temporarily impaired involves judgments, estimates and assumptions based on subjective and objective factors. As a result, the timing and amount of an OTTI constitutes an accounting estimate that may change materially over time.

The following table presents the other-than-temporary impairments we recorded on our securities portfolio (dollars in thousands):

	Six months ended June 30, 2018	Six months ended June 30, 2017
Agency RMBS(1)	$343	$660
Non-Agency RMBS	110	—
Non-Agency CMBS	5,437	10,314
Other securities	—	1,702
Total	$5,890	$12,676

(1) Normally, unrealized losses on Agency securities with explicit guarantee of principal and interest by the governmental sponsored entity are not credit losses but rather due to changes in interest rates and prepayment expectations. These securities would not be considered other than temporarily impaired provided we did not intend to sell the security.

Unrealized gain (loss), net

Our investments, and securitized debt, for which we have elected the fair value option are recorded at fair value with the periodic changes in fair value being recorded in earnings.  The change in unrealized gain (loss) is directly attributable to changes in market pricing on the underlying investments and securitized debt during the period. In the first half of 2018, the wider spreads resulted in a significant decrease in the value of our Agency portfolio, which accounts for the majority of the increase in unrealized loss for the period.

The following table presents the net unrealized gains (losses) we recorded on our investments and securitized debt (dollars in thousands):

	Six months ended June 30, 2018	Six months ended June 30, 2017
Agency RMBS	$(16,654)	$6,397
Agency CMBS	(87,470)	12,705
Non-Agency RMBS	(1,684)	(13,193)
Non-Agency CMBS	6,897	15,324
Residential Whole-Loans	(1,241)	1,283
Residential Bridge Loans	(229)	—
Commercial loans	416	—
Securitized commercial loans	10,870	—
Other securities	(269)	7,647
Securitized debt	(10,728)	(286)
Other liabilities	(562)	—
Total	$(100,654)	$29,877

Gain (loss) on derivatives, net

In order to mitigate interest rate risk resulting from our repurchase agreement borrowings, we enter into a variety of derivative and non-derivative instruments. Our primary objective for acquiring these derivatives and non-derivative instruments is to mitigate our exposure to future events that are outside our control.

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

In the first half of 2018, swap rates also increased which resulted in favorable realized gains on our fix pay interest rate swap positions.

The following table presents the components of gain (loss) on derivatives for the six months ended June 30, 2018 and June 30, 2017 (dollars in thousands):

	Realized Gain (Loss), net
Description	Other Settlements / Expirations	Variation Margin Settlement	Return (Recovery) of Basis	Mark-to-Market	Contractual interest income (expense), net(1)	Total
Six months ended June 30, 2018
Interest rate swaps	$19	$97,864	$292	$2,245	$(304)	$100,116
Agency and Non-Agency Interest-Only Strips— accounted for as derivatives	—	—	(1,974)	(30)	2,433	429
Options	(518)	—	—	300	—	(218)
Futures contracts	4,592	—	—	3,069	—	7,661
Credit default swaps	(42)	—	—	51	—	9
TBAs	134	—	—	(59)	—	75
Total	$4,185	$97,864	$(1,682)	$5,576	$2,129	$108,072

Six months ended June 30, 2017
Interest rate swaps	$(150,555)	$(17,530)	$286	$158,130	$(10,898)	$(20,567)
Interest rate swaptions	(115)	—	—	—	—	(115)
Agency and Non-Agency Interest-Only Strips— accounted for as derivatives	526	—	(3,569)	(1,134)	4,413	236
Options	65	—	—	(611)	—	(546)
Futures contracts	(9,153)	—	—	2,416	—	(6,737)
Foreign currency forwards	(20)	—	—	58	—	38
Total return swaps	(500)	—	—	1,344	374	1,218
TBAs	2,571	—	—	650	—	3,221
Total	$(157,181)	$(17,530)	$(3,283)	$160,853	$(6,111)	$(23,252)

(1)	Contractual interest income (expense), net on derivative instruments includes interest settlement paid or received.

Other, net

For the six months ended June 30, 2018 and June 30, 2017, "Other, net" was an expense of $98 thousand and income of $625 thousand, respectively. The balance is mainly comprised of miscellaneous net interest income (expense) on cash collateral for our repurchase agreements and derivatives.

Expenses

Management Fee Expense

We incurred management fee expense of approximately $4.4 million and $4.3 million for the six months ended June 30, 2018 and June 30, 2017, respectively.  Pursuant to the terms of the Management Agreement, our Manager is paid a management fee equal to 1.5% per annum of our stockholders’ equity (as defined in the Management Agreement), calculated and payable (in cash) quarterly in arrears. The increase was mainly attributable to the realized gain on our interest rate swaps increasing our stockholders equity utilized to calculate our management fee.

The management fees, expense reimbursements and the relationship between our Manager and us are discussed further in Note 10, “Related Party Transactions” to the financial statements contained in this Quarterly Report on Form 10-Q.

Other Operating Expenses

We incurred other operating expenses of approximately $2.5 million and $1.2 million for the six months ended June 30, 2018 and June 30, 2017, respectively. Other operating cost is comprised of derivative transaction costs, custody, and asset management/loan servicing fees. The increase was primarily a result of the larger Residential Whole and Bridge loan portfolio and the addition of commercial loans, thereby increasing the associated third party asset management/loan servicing fees.

General and Administrative Expenses

We incurred general and administrative expenses of approximately $4.0 million and $3.9 million for the six months ended June 30, 2018 and June 30, 2017, respectively. The following describes the key components of general and administrative expenses.

Compensation Expense

Compensation expense decreased from approximately $1.4 million for the six months ended June 30, 2017 to approximately $1.1 million for the six months ended June 30, 2018. The decrease was a result lower stock based compensation from awards becoming fully vested in the first half of 2018. We did not issue any new stock based awards to our Manager or executive officers in 2017 or the first half of 2018.

Professional Fees

Professional fees increased to approximately $2.1 million for the six months ended June 30, 2018 from approximately $1.7 million for the six months ended June 30, 2017.  The increase was a result of slightly higher audit fees incurred in connection with becoming Sarbanes Oxley 404(b) complaint.

Other general and administrative expenses

Other general and administrative expenses was flat quarter over quarter for the six months ended June 30, 2018 compared to the six months ended June 30, 2017.

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

The following tables set forth certain information regarding our net investment income for the three and six months ended June 30, 2018 and June 30, 2017 (dollars in thousands):

Three Months Ended June 30, 2018	Average Amortized Cost of Assets(1)	Total Interest Income(2)	Yield on Average Assets

Investments
Agency RMBS	$545,745	$4,266	3.14%
Agency CMBS	2,161,268	15,908	2.95%
Non-Agency RMBS	112,521	1,776	6.33%
Non-Agency CMBS	339,034	7,678	9.08%
Residential Whole-Loans	328,669	3,705	4.52%
Residential Bridge Loans	229,453	4,190	7.32%
Commercial loans	41,092	818	7.98%
Securitized commercial loans	1,324,767	16,664	5.05%
Other securities	112,916	2,377	8.44%
Total investments	$5,195,465	$57,382	4.43%
Adjustments:
Securitized commercial loans from consolidated VIEs	(1,324,767)	(16,664)	5.05%
Investments in consolidated VIEs eliminated in consolidation	79,584	2,210	11.14%
Adjusted total investments	$3,950,282	$42,928	4.36%

	Average Carrying Value	Total Interest Expense(3)	Average Effective Cost of Funds
Borrowings
Repurchase agreements	$3,425,977	$21,523	2.52%
Convertible senior unsecured notes, net	109,291	2,271	8.33%
Securitized debt	1,245,722	14,340	4.62%
Interest rate swaps	n/a	(1,044)	(0.09)%
Total borrowings	$4,780,990	$37,090	3.11%
Adjustments:
Securitized debt from consolidated VIEs	$(1,245,722)	$(14,340)	4.62%
Adjusted total borrowings	$3,535,268	$22,750	2.58%

Adjusted net interest income and net interest margin		$20,178	2.05%

Three Months Ended June 30, 2017	Average Amortized Cost of Assets(1)	Total Interest Income(2)	Yield on Average Assets

Investments
Agency RMBS	$989,793	$6,971	2.82%
Agency CMBS	1,158,561	8,833	3.06%
Non-Agency RMBS	60,227	951	6.33%
Non-Agency CMBS	337,971	7,177	8.52%
Residential Whole-Loans	206,764	2,063	4.00%
Residential Bridge Loans	58,479	1,301	8.92%
Securitized commercial loan	25,000	568	9.11%
Other securities	124,104	2,559	8.27%
Total return swaps	4,326	143	13.26%
Total investments	$2,965,225	$30,566	4.13%
Adjustments:
Securitized commercial loan from consolidated VIE	(25,000)	(568)	9.11%
Investment in consolidated VIE eliminated in consolidation	14,000	316	9.05%
Adjusted total investments	$2,954,225	$30,314	4.12%

	Average Carrying Value	Total Interest Expense(3)	Average Effective Cost of Funds
Borrowings
Repurchase agreements	$2,571,946	$10,159	1.58%
Securitized debt	11,000	248	9.04%
Interest rate swaps	n/a	3,556	0.55%
Total borrowings	$2,582,946	$13,963	2.17%
Adjustments:
Securitized debt from consolidated VIE	$(11,000)	$(248)	9.04%
Adjusted total borrowings	$2,571,946	$13,715	2.14%

Adjusted net interest income and net interest margin		$16,599	2.25%

Six months ended June 30, 2018	Average Amortized Cost of Assets(1)	Total Interest Income(2)	Yield on Average Assets

Investments
Agency RMBS	$612,853	$10,290	3.39%
Agency CMBS	2,171,439	32,088	2.98%
Non-Agency RMBS	102,967	3,328	6.52%
Non-Agency CMBS	320,561	14,387	9.05%
Residential Whole-Loans	301,786	6,745	4.51%
Residential Bridge Loans	175,263	6,541	7.53%
Commercial loans	26,435	1,044	7.96%
Securitized commercial loans	715,742	18,146	5.11%
Other securities	113,116	4,771	8.51%
Total investments	$4,540,162	$97,340	4.32%
Adjustments:
Securitized commercial loans from consolidated VIEs	(715,742)	(18,146)	5.11%
Investments in consolidated VIEs eliminated in consolidation	48,787	2,626	10.85%
Adjusted total investments	$3,873,207	$81,820	4.26%

	Average Carrying Value	Total Interest Expense(3)	Average Effective Cost of Funds
Borrowings
Repurchase agreements	$3,380,843	$38,912	2.32%
Convertible senior unsecured notes, net	109,127	4,519	8.35%
Securitized debt	842,516	15,400	3.69%
Interest rate swaps	n/a	12	—%
Total borrowings	$4,332,486	$58,843	2.74%
Adjustments:
Securitized debt from consolidated VIEs	$(842,516)	$(15,400)	3.69%
Adjusted total borrowings	$3,489,970	$43,443	2.51%

Adjusted net interest income and net interest margin		$38,377	2.00%

Six months ended June 30, 2017	Average Amortized Cost of Assets(1)	Total Interest Income(2)	Yield on Average Assets

Investments
Agency RMBS	$1,024,891	$14,645	2.88%
Agency CMBS	926,904	14,064	3.06%
Non-Agency RMBS	107,986	3,881	7.25%
Non-Agency CMBS	355,319	14,866	8.44%
Residential Whole-Loans	212,526	4,334	4.11%
Residential Bridge Loans	36,141	1,620	9.04%
Securitized commercial loan	25,000	1,131	9.12%
Other securities	116,263	4,788	8.30%
Total return swaps	5,504	374	13.67%
Total investments	$2,810,534	$59,703	4.28%
Adjustments:
Securitized commercial loan from consolidated VIE	(25,000)	(1,131)	9.12%
Investment in consolidated VIE eliminated in consolidation	14,000	628	9.05%
Adjusted total investments	$2,799,534	$59,200	4.26%

	Average Carrying Value	Total Interest Expense(3)	Average Effective Cost of Funds
Borrowings
Repurchase agreements	$2,421,323	$18,650	1.55%
Securitized debt	11,000	494	9.06%
Interest rate swaps	n/a	10,612	0.88%
Total borrowings	$2,432,323	$29,756	2.47%
Adjustments:
Securitized debt from consolidated VIE	$(11,000)	$(494)	9.06%
Adjusted total borrowings	$2,421,323	$29,262	2.44%

Adjusted net interest income and net interest margin		$29,938	2.16%

(1)	Includes Agency and Non-Agency Interest-Only Strips accounted for as derivatives.

(2)	Refer to below table for components of interest income.

(3)	Includes the net amount paid, including accrued amounts and premium amortization for MAC interest rate swaps during the periods included in loss on derivative instruments for GAAP.

The following table reconciles total interest income to adjusted interest income, which includes interest income on Agency and Non-Agency Interest-Only Strips classified as derivatives (Non-GAAP financial measure) for the three and six months ended June 30, 2018 and June 30, 2017:

(dollars in thousands)	Three months ended June 30, 2018	Three months ended June 30, 2017	Six months ended June 30, 2018	Six months ended June 30, 2017
Coupon interest income:
Agency RMBS	$5,796	$10,305	$12,920	$21,627
Agency CMBS	15,943	8,432	31,941	13,337
Non-Agency RMBS	2,057	558	3,477	3,911
Non-Agency CMBS	5,170	4,913	9,983	10,433
Residential Whole-Loans	3,990	2,356	7,250	4,877
Residential Bridge Loans	4,799	1,405	7,284	1,729
Commercial loans	781	—	1,000	—
Securitized commercial loans	17,327	568	18,809	1,131
Other Securities	4,180	1,733	7,936	3,140
Subtotal coupon interest	60,043	30,270	100,600	60,185
Premium accretion, discount amortization and amortization of basis, net:
Agency RMBS	(1,705)	(3,639)	(2,974)	(7,667)
Agency CMBS	(88)	338	32	607
Non-Agency RMBS	(281)	392	(149)	(69)
Non-Agency CMBS	2,508	2,264	4,404	4,433
Residential Whole-Loans	(285)	(293)	(505)	(543)
Residential Bridge Loans	(609)	(104)	(743)	(109)
Commercial loans	37	—	44	—
Securitized commercial loans	(663)	—	(663)	—
Other Securities	(1,803)	827	(3,165)	1,648
Subtotal accretion and amortization	(2,889)	(215)	(3,719)	(1,700)
Interest income	$57,154	$30,055	$96,881	$58,485
Contractual interest income, net of amortization of basis on Agency and Non-Agency Interest-Only Strips, classified as derivatives(1):
Coupon interest income	$1,011	$2,372	$2,433	$4,413
Amortization of basis	(783)	(2,004)	(1,974)	(3,569)
Total return swaps	—	143	—	374
Subtotal	228	511	459	1,218
Total adjusted interest income	$57,382	$30,566	$97,340	$59,703

(1)	Reported in "Gain (loss) on derivative instruments, net" in our Consolidated Statements of Operations.

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

The following table reconciles the Effective Cost of Funds (Non-GAAP financial measure) with interest expense for the three and six months ended June 30, 2018 and June 30, 2017:

	Three months ended June 30, 2018		Three months ended June 30, 2017		Six months ended June 30, 2018		Six months ended June 30, 2017
(dollars in thousands)	Reconciliation	Cost of Funds/ Effective Borrowing Costs	Reconciliation	Cost of Funds/ Effective Borrowing Costs	Reconciliation	Cost of Funds/ Effective Borrowing Costs	Reconciliation	Cost of Funds/ Effective Borrowing Costs
Interest expense	$38,134	3.20%	$10,407	1.62%	$58,831	2.74%	$19,144	1.59%
Net interest (received) paid - interest rate swaps	(1,044)	(0.09)%	3,556	0.55%	12	—%	10,612	0.88%
Effective Borrowing Costs	$37,090	3.11%	$13,963	2.17%	$58,843	2.74%	$29,756	2.47%
Weighted average borrowings	$4,780,990		$2,582,946		$4,332,486		$2,432,323

Core Earnings

Core Earnings is a Non-GAAP financial measure that is used by us to approximate cash yield or income associated with our portfolio and is defined as GAAP net income (loss) as adjusted, excluding: (i) net realized gain (loss) on investments and termination of derivative contracts; (ii) net unrealized gain (loss) on investments; (iii) net unrealized gain (loss) resulting from mark-to-market adjustments on derivative contracts; (iv) other than temporary impairment; (v) provision for income taxes; (vi) non-cash stock-based compensation expense; (vii) non-cash amortization of the convertible senior unsecured notes discount; (viii) one-time charges such as acquisition costs and impairment on loans; and (ix) one-time events pursuant to changes in GAAP and certain other non-cash charges after discussions between us, our Manager and our independent directors and after approval by a majority of the our independent directors.

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

The table below reconciles Net Income (Loss) to Core Earnings for the three and six months ended June 30, 2018 and June 30, 2017:

(dollars in thousands)	Three months ended June 30, 2018	Three months ended June 30, 2017	Six months ended June 30, 2018	Six months ended June 30, 2017
Net Income (Loss)	$1,453	$20,684	$23,182	$40,926
Income tax provision (benefit)	36	2,115	349	2,427
Net Income (Loss) before income taxes	1,489	22,799	23,531	43,353

Adjustments:
Investments:
Unrealized (gain) loss on investments, securitized debt and other liabilities	31,693	(35,017)	100,654	(29,877)
Other than temporary impairment	2,974	6,579	5,890	12,676
Realized (gain) loss on sale of investments	5,608	2,488	5,033	(18,770)
Realized (gain) loss on foreign currency transactions	—	1	—	2
Acquisition costs	163	—	204	—

Derivative Instruments:
Net realized (gain) loss on derivatives	(22,973)	175,512	(102,091)	174,711
Net unrealized (gain) loss on derivatives	(4,268)	(160,002)	(5,576)	(160,853)

Amortization of discount on convertible senior unsecured notes	138	—	275	—
Non-cash stock-based compensation expense	50	215	125	577
Total adjustments	13,385	(10,224)	4,514	(21,534)
Core Earnings	$14,874	$12,575	$28,045	$21,819

Alternatively, our Core Earnings can also be derived as presented in the table below by starting with Adjusted net interest income, which includes interest income on Interest-Only Strips accounted for as derivatives and other derivatives, and net interest expense incurred on interest rate swaps and foreign currency swaps and forwards (a Non-GAAP financial measure) subtracting Total expenses, adding Non-cash stock based compensation, adding Acquisition costs, adding Amortization of discount on convertible senior notes and adding Interest income on cash balances and other income (loss), net:

(dollars in thousands)	Three months ended June 30, 2018	Three months ended June 30, 2017	Six months ended June 30, 2018	Six months ended June 30, 2017
Adjusted net interest income	$20,292	$16,603	$38,497	$29,947
Total expenses	(5,601)	(4,466)	(10,916)	(9,332)
Non-cash stock based compensation	50	215	125	577
Acquisition costs	163	—	204	—
Amortization of discount on convertible unsecured senior notes	138	—	275	—
Interest income on cash balances and other income (loss), net	(168)	223	(140)	627
Core Earnings	$14,874	$12,575	$28,045	$21,819

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

Our liquidity and capital resources are managed on a daily basis to ensure that we have sufficient liquidity to absorb market events that could negatively impact collateral valuations and result in margin calls as well as to ensure that we have the flexibility to manage our investment portfolio to take advantage of market opportunities. As of June 30, 2018, our principal sources of cash consist of borrowings under repurchase agreements, payments of principal and interest on our investment portfolio and cash generated from operations.

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

Sources of Liquidity
Principal Sources of Cash
We held cash of approximately $16.3 million and $41.2 million at June 30, 2018 and June 30, 2017, respectively. Our primary sources of cash currently consist of repurchase facility borrowings, investment income, principal repayments on investments and the proceeds from debt and equity offerings, to the extent available in the capital markets. In the future, we expect our primary sources of liquidity to consist of payments of principal and investment income, unused borrowing capacity under our financing sources and future issuances of equity and debt securities.
Repurchase Agreements
As of June 30, 2018, we had master repurchase agreements with 28 counterparties.  We had borrowings under repurchase agreements with 17 counterparties of approximately $3.3 billion at June 30, 2018.  The following tables present our repurchase agreement borrowings by type of collateral pledged, as of June 30, 2018 and June 30, 2017, and the respective effective cost of funds (Non-GAAP financial measure) for the three and six months ended June 30, 2018 and June 30, 2017, respectively.  See “Non-GAAP Financial Measures” (dollars in thousands):

	June 30, 2018			Three months ended June 30, 2018		Six months ended June 30, 2018
Collateral	Borrowings Outstanding	Value of Collateral Pledged (1)	Weighted Average Interest Rate end of period	Weighted Average Cost of Funds	Weighted Average Effective Cost of Funds (Non-GAAP)(2)	Weighted Average Cost of Funds	Weighted Average Effective Cost of Funds (Non-GAAP)(2)	Weighted Average Haircut end of period
Agency RMBS, at fair value	$404,498	$423,418	2.18%	2.02%	2.02%	1.85%	1.85%	4.62%
Agency CMBS, at fair value	1,923,906	2,017,265	2.21%	1.96%	1.96%	1.84%	1.84%	5.02%
Non-Agency RMBS, at fair value	73,152	101,190	3.71%	3.59%	3.59%	3.38%	3.38%	28.01%
Non-Agency CMBS, at fair value	249,055	331,162	3.77%	3.67%	3.67%	3.52%	3.52%	24.76%
Residential Whole-Loans, at fair value(3)	268,100	335,149	3.86%	4.25%	4.25%	4.22%	4.22%	20.00%
Residential Bridge Loans(3)	256,488	259,339	4.32%	4.48%	4.48%	4.58%	4.58%	20.00%
Commercial loans, at fair value	12,321	20,515	4.83%	4.72%	4.72%	4.70%	4.70%	40.00%
Securitized commercial loan, at fair value(3)	7,620	13,855	3.94%	3.84%	3.84%	3.83%	3.83%	45.00%
Other securities, at fair value	72,229	107,864	3.97%	3.80%	3.80%	3.57%	3.57%	32.89%
Interest rate swaps	n/a	n/a	n/a	n/a	(0.12)%	n/a	—%	n/a
Total	$3,267,369	$3,609,757	2.71%	2.52%	2.40%	2.32%	2.32%	10.24%

(1)	Excludes approximately $9.7 million of cash collateral posted.

(2)
The effective cost of funds for the period presented is calculated on an annualized basis and includes interest expense for the period and net periodic interest payments on interest rate swaps, net of premium amortization on MAC swaps, of approximately $1.0 million received and $12 thousand paid for the three and six months ended June 30,

2018.  While interest rate swaps are not accounted for using hedge accounting, such instruments are viewed by us as an economic hedge against increases in interest rates on our liabilities and are treated as hedges for purposes of satisfying the REIT requirements.  See “Non-GAAP Financial Measures”.

(3)	Repurchase agreement borrowings collateralized by Whole-Loans, Bridge Loans and securitized commercial loan owned through trust certificates. The trust certificates are eliminated upon consolidation.

	June 30, 2017			Three months ended June 30, 2017		Six months ended June 30, 2017
Collateral	Borrowings Outstanding	Fair Value of Collateral Pledged (1)	Weighted Average Interest Rate end of period	Weighted Average Cost of Funds	Weighted Average Effective Cost of Funds (Non-GAAP)(2)	Weighted Average Cost of Funds	Weighted Average Effective Cost of Funds (Non-GAAP)(2)	Weighted Average Haircut end of period
Agency RMBS	$1,030,440	$1,062,672	1.23%	1.14%	1.14%	1.07%	1.07%	4.66%
Agency CMBS	1,226,008	1,291,072	1.25%	1.16%	1.16%	1.11%	1.11%	5.24%
Non-Agency RMBS	48,908	63,646	2.73%	2.70%	2.70%	2.64%	2.64%	23.29%
Non-Agency CMBS	215,841	298,183	2.84%	2.80%	2.80%	2.73%	2.73%	29.29%
Residential Whole-Loans(3)	165,554	203,540	3.33%	3.30%	3.30%	3.28%	3.28%	20.00%
Residential Bridge Loans(3)	54,621	64,912	4.19%	4.45%	4.45%	4.50%	4.50%	20.00%
Securitized commercial loan(3)	6,808	13,930	3.21%	3.36%	3.36%	3.32%	3.32%	50.00%
Other securities	53,426	102,951	2.59%	3.34%	3.34%	3.30%	3.30%	38.46%
Interest rate swaps	n/a	n/a	n/a	n/a	0.55%	n/a	0.88%	n/a
Total	$2,801,606	$3,100,906	1.60%	1.58%	2.18%	1.55%	2.47%	9.10%

(1)	Excludes approximately $22.6 million of cash collateral posted.

(2)
The effective cost of funds for the period presented is calculated on an annualized basis and includes interest expense for the period and net periodic interest payments on interest rate swaps, net of premium amortization on MAC swaps, of approximately $3.6 million and $10.6 million for the three and six months ended June 30, 2017, respectively.  While interest rate swaps are not accounted for using hedge accounting, such instruments are viewed by us as an economic hedge against increases in interest rates on our liabilities and are treated as hedges for purposes of satisfying the REIT requirements.  See “Non-GAAP Financial Measures”.

(3)	Includes approximately $202.9 million of repurchase agreement borrowings related to securities sold in June 2017 that was paid off when the sale settled in July 2017.

(4)	Repurchase agreement borrowings collateralized by Whole-Loans, Bridge Loans and securitized commercial loan owned through trust certificates. The trust certificates are eliminated upon consolidation.

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

At-The-Market Program
In April 2017, the Company entered into an equity distribution agreement with JMP Securities LLC, or "JMP", under which the Company may offer and sell up to $100.0 million of common stock in an At-The-Market equity offering from time to time through JMP. We did not sell any shares under this agreement during 2017 or the six months ended June 30, 2018.

Cash Generated from Operations

For the six months ended June 30, 2018, net cash from operating activities was approximately $110.1 million, this was primarily attributable to the net interest income we earned on our investments less operating expenses, general and administrative expenses and margin settlements of interest rate swaps. For the six months ended June 30, 2017, net cash used in operating activities was approximately $2.9 million, which was primarily attributable to net interest income we earned on our investments less operating expenses, general and administrative expenses. The change period over period was mainly attributable to the settlement of interest rate swaps.

Cash Provided by and Used in Investing Activities

For the six months ended June 30, 2018, net cash used in investing activities was approximately $1.4 billion. This was primarily attributable to our investment acquisitions, including an investment from a consolidated CMBS VIE, which was partially offset by proceeds from sales and receipts of principal payments on our investments. For the six months ended June 30, 2017, net cash used in investing activities was approximately $634.1 million. This was primarily attributable to our investment acquisitions, which was partially offset by proceeds from sales and receipts of principal payments on our investments.

Cash Provided by and Used in Financing Activities

For the six months ended June 30, 2018, net cash provided by financing activities was approximately $1.3 billion. This was primarily attributable to proceeds received from securitized debt related to a consolidated CMBS VIE. For the six months ended June 30, 2017, net cash provided by financing activities was approximately $632.0 million.  This was primarily attributable to the net repurchase agreement borrowings.

Contractual Obligations and Commitments

Our contractual obligations as of June 30, 2018 are as follows (dollars in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Borrowings under repurchase agreements	$3,267,369	—	—	—	$3,267,369
Contractual interest on repurchase agreements	22,894	—	—	—	22,894
Convertible senior unsecured notes	—	—	115,000	—	115,000
Contractual interest on convertible senior unsecured notes	7,763	15,525	11,644	—	34,932
Securitized debt(2)	—	1,218,288	—	—	1,218,288
Contractual interest on securitized debt(3)	57,688	95,990	—	—	153,678
Investment related payables	52,530	—	—	—	52,530
Total: GAAP Basis - Excluding TBA - long positions	3,408,244	1,329,803	126,644	—	4,864,691
TBA - long positions	511,645	—	—	—	511,645
Total: Non-GAAP Basis	$3,919,889	1,329,803	126,644	—	$5,376,336

(1)	The table above does not include amounts due under the Management Agreement (as defined herein) with our Manager, as those obligations do not have fixed and determinable payments.

(2)	The securitized debt is non-recourse to us and can only be settled with the assets held in the securitization. Assumes entire outstanding principal balance at June 30, 2018 is paid at maturity.

(3)	For variable rate debt, the one month LIBOR rate as of June 30, 2018 of 2.1% was used to calculate the contractual interest.

Repurchase Agreements

At June 30, 2018, we had entered into repurchase agreement borrowings of approximately $94.6 million, which settled by July 2, 2018, with a weighted average interest rate of 2.17%, a weighted average contractual maturity of 31 days and secured by collateral of approximately $99.5 million.

Securitized Debt

At June 30, 2018, we had securitized debt related to the consolidated VIEs, with a principal balance of $1.2 billion (and a fair value of $1.2 billion).  The securitized debt and related interest payments of the VIEs can only be settled with the securitized commercial loans that serve as collateral of the VIEs and is non-recourse to us.

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

Off-Balance Sheet Arrangements

As of June 30, 2018, we held contracts to purchase (“long position”) and sell (“short position”) TBAs on a forward basis.  If a counterparty to one of the TBAs that we enter into defaults on its obligations, we may not receive payments or securities due under the TBA agreement, and thus, we may lose any unrealized gain associated with that TBA transaction.

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

As of June 30, 2018, 14 of the counterparties that we had outstanding repurchase agreement borrowings held collateral which we posted as security for such borrowings in excess of 5% of our Stockholders’ equity.  Prior to entering into a repurchase agreement with any particular institution, our Manager does a thorough review of such potential counterparty.  Such review, however, does not assure the creditworthiness of such counterparty nor that the financial wherewithal of the counterparty will not deteriorate in the future.

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

The sensitivity analysis table presented below shows the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments, including interest rate swaps, Interest-Only Strips, and net interest income at June 30, 2018, assuming a static portfolio of assets. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our Manager’s expectations. The analysis presented utilizes our Manager’s assumptions, models and estimates, which are based on our Manager’s judgment and experience.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+1.00%	4.70%	(0.51)%
+0.50%	2.21%	(0.24)%
-0.50%	(2.61)%	0.18%
-1.00%	(6.69)%	0.28%

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

Certain assumptions have been made in connection with the calculation of the information set forth in the table above and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes.  The base interest rate scenario assumes interest rates at June 30, 2018.  The analysis presented utilizes assumptions and estimates based on our Manager’s judgment and experience.  Furthermore, while we generally expect to retain such assets and the associated interest rate risk, future purchases and sales of assets could materially change our interest rate risk profile.

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

As of June 30, 2018, we have entered into five master securities forward trading agreements, or MSFTAs, which may govern the trading of some or all TBA transactions.  Pursuant to the terms of these MSFTAs, we and our counterparties would be required to post margin to the other when the mark to market exposure of the TBA transactions executed under the agreement exceed certain thresholds.  We expect to continue to negotiate and enter into MSFTAs with additional TBA counterparties.  The margin provisions of the MSFTA help to mitigate, but do not eliminate, counterparty risk associated with TBA transactions.  If a counterparty to a TBA transaction cannot perform under the terms of the trade, we may not receive securities we have agreed to purchase or payment for securities we have agreed to sell, and thus, we may lose any unrealized gain associated with such transaction.

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

We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of June 30, 2018. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

No change occurred in our internal control over financial reporting (as defined in Rule13a-15(f) and Rule 15d-15(f) of the Exchange Act) during the three months ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  Legal Proceedings

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business.  As of June 30, 2018, the Company was not involved in any legal proceedings.

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

3.3*
Amended and restated bylaws of Western Asset Mortgage Capital Corporation, incorporated by reference to Exhibit 3.2 to Amendment No. 10 to Form S-11 (Registration Statement No. 333-159962), filed May 8, 2012

4.1*
Specimen Common Stock Certificate of Western Asset Mortgage Capital Corporation, incorporated by reference to Exhibit 4.1 to Amendment No. 10 to Form S-11 (Registration Statement No. 333-159962), filed May 8, 2012.

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

10.2*	Form of Warrant, incorporated by reference to Exhibit 10.2 to Amendment No. 9 to Form S-11 (Registration Statement No. 333-159962), filed April 30, 2012.

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

10.5*	Western Asset Mortgage Capital Corporation Equity Plan, incorporated by reference to Exhibit 10.5 to Amendment No. 9 to Form S-11 (Registration Statement No. 333-159962), filed April 30, 2012.

10.6*	Western Asset Mortgage Capital Corporation Manager Equity Plan, incorporated by reference to Exhibit 10.6 to Amendment No. 9 to Form S-11 (Registration Statement No. 333-159962), filed April 30, 2012.

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

August 7, 2018

By:	/s/ LISA MEYER

Lisa Meyer
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

August 7, 2018