Form 10-Q
period 2018-09-30
Western Asset Mortgage Capital Corp
filed 2018-11-07
CIK 1465885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
 For the quarterly period ended September 30, 2018

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

As of November 6, 2018 there were 48,116,379 shares, par value $0.01, of the registrant’s common stock outstanding.

Part I
ITEM I. Financial Statements

Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands—except share and per share data)
(Unaudited)

	September 30, 2018	December 31, 2017
Assets:
Cash and cash equivalents	$12,817	$48,024
Restricted cash	100,138	—
Agency mortgage-backed securities, at fair value ($2,325,859 and $2,833,595 pledged as collateral, at fair value, respectively)	2,475,533	2,858,600
Non-Agency mortgage-backed securities, at fair value ($351,032 and $266,189 pledged as collateral, at fair value, respectively)	365,710	378,158
Other securities, at fair value ($92,391 and $89,823 pledged as collateral, at fair value, respectively)	92,528	122,065
Residential Whole-Loans, at fair value ($684,463 and $237,423 pledged as collateral, at fair value, respectively)	684,463	237,423
Residential Bridge Loans ($234,747 and $64,526 at fair value and $249,471 and $106,673 pledged as collateral, respectively)	249,471	106,673
Securitized commercial loans, at fair value	1,191,048	24,876
Commercial Loans, at fair value ($123,677 and $0 pledged as collateral, at fair value, respectively)	143,951	—
Investment related receivable ($34,559 and $0 pledged as collateral, respectively)	113,341	7,665
Interest receivable	21,869	13,603
Due from counterparties	81,513	86,930
Derivative assets, at fair value	2,700	728
Other assets	2,903	2,161
Total Assets (1)	$5,537,985	$3,886,906

Liabilities and Stockholders’ Equity:
Liabilities:
Repurchase agreements, net	$3,469,319	$3,251,686
Convertible senior unsecured notes, net	109,731	108,743
Securitized debt, at fair value (includes $313,143 and $10,945 held by affiliates, respectively)	1,119,089	10,945
Interest payable (includes $891 and $70 on securitized debt held by affiliates, respectively)	10,027	8,322
Investment related payables	169,499	17,217
Due to counterparties	1,068	1,490
Derivative liability, at fair value	2,159	4,346
Accounts payable and accrued expenses	3,513	3,118
Payable to affiliate	2,489	2,041
Dividend payable	14,916	12,960
Other liabilities	100,530	—
Total Liabilities (2)	5,002,340	3,420,868

Commitments and contingencies

Stockholders’ Equity:
Common stock: $0.01 par value, 500,000,000 shares authorized, 48,116,379 and 41,794,079 outstanding, respectively	481	419
Preferred stock, $0.01 par value, 100,000,000 shares authorized and no shares outstanding	—	—
Treasury stock, at cost, 0 and 125,722 shares held, respectively	—	(1,232)
Additional paid-in capital	833,840	768,763
Retained earnings (accumulated deficit)	(298,676)	(301,912)
Total Stockholders’ Equity	535,645	466,038
Total Liabilities and Stockholders’ Equity	$5,537,985	$3,886,906
 See notes to unaudited consolidated financial statements.
Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Balance Sheets (Continued)
(in thousands—except share and per share data)
(Unaudited)

	September 30, 2018	December 31, 2017
(1) Assets of consolidated VIEs included in the total assets above:
Restricted cash	$100,138	$—
Residential Whole-Loans, at fair value ($684,463 and $237,423 pledged as collateral, at fair value, respectively)	684,463	237,423
Residential Bridge Loans ($234,747 and $64,526 at fair value and $249,471 and $106,673 pledged as collateral, respectively)	249,471	106,673
Securitized commercial loans, at fair value	1,191,048	24,876
Commercial Loans, at fair value ($123,677 and $0 pledged as collateral, at fair value, respectively)	123,677	—
Investment related receivable	33,430	7,665
Interest receivable	12,418	3,358
Other assets	203	—
Total assets of consolidated VIEs	$2,394,848	$379,995

(2) Liabilities of consolidated VIEs included in the total liabilities above:
Securitized debt, at fair value (includes $313,143 and $10,945 held by affiliates, respectively)	$1,119,089	$10,945
Interest payable (includes $891 and $70 on securitized debt held by affiliates, respectively)	2,487	70
Accounts payable and accrued expenses	737	189
Other liabilities	100,531	—
Total liabilities of consolidated VIEs	$1,222,844	$11,204

See notes to unaudited consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Statements of Operations
(in thousands—except share and per share data)
(Unaudited)

	For the three months ended September 30, 2018	For the three months ended September 30, 2017	For the nine months ended September 30, 2018	For the nine months ended September 30, 2017
Net Interest Income
Interest income	$54,461	$30,928	$151,342	$89,413
Interest expense (includes $4,465, $251, $9,672 and $745 on securitized debt held by affiliates, respectively)	38,517	12,363	97,348	31,507
Net Interest Income	15,944	18,565	53,994	57,906

Other Income (Loss)
Realized gain (loss) on sale of investments, net	(24,229)	1,830	(29,262)	20,600
Other than temporary impairment	(2,533)	(7,225)	(8,423)	(19,901)
Unrealized gain (loss), net	13,128	5,249	(87,526)	35,126
Gain (loss) on derivative instruments, net	24,625	7,217	132,697	(16,035)
Other, net	(2)	216	(100)	841
Other Income (Loss)	10,989	7,287	7,386	20,631

Expenses
Management fee to affiliate	2,284	1,853	6,723	6,159
Other operating expenses	1,609	702	4,133	1,855
General and administrative expenses:
Compensation expense	552	660	1,634	2,064
Professional fees	1,065	781	3,178	2,501
Other general and administrative expenses	335	244	1,093	993
Total general and administrative expenses	1,952	1,685	5,905	5,558
Total Expenses	5,845	4,240	16,761	13,572

Income before income taxes	21,088	21,612	44,619	64,965
Income tax provision (benefit)	206	(1,155)	555	1,272
Net income	$20,882	$22,767	$44,064	$63,693

Net income per Common Share — Basic	$0.50	$0.54	$1.05	$1.52
Net income per Common Share — Diluted	$0.50	$0.54	$1.05	$1.52

See notes to unaudited consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands—except shares and share data)
(Unaudited)

	Common Stock Outstanding		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock
	Shares	Par				Total
Balance at December 31, 2016	41,919,801	$419	$765,042	$(334,979)	$—	$430,482
Vesting of restricted stock	—	—	981	—	—	981
Equity component of convertible senior unsecured notes	—	—	2,656	—	—	2,656
Treasury stock	(125,722)	—	—	—	(1,232)	(1,232)
Net income	—	—	—	85,097	—	85,097
Dividends declared on common stock	—	—	84	(52,030)	—	(51,946)
Balance at December 31, 2017	41,794,079	$419	$768,763	$(301,912)	$(1,232)	$466,038
Proceeds from public offerings of common stock	6,196,578	62	64,818	—	—	64,880
Offering costs, public offerings of common stock	—	—	(239)	—	—	(239)
Vesting of restricted stock	—	—	195	—	—	195
Treasury stock	125,722	—	213	—	1,232	1,445
Net income	—	—	—	44,064	—	44,064
Dividends declared on common stock	—	—	90	(40,828)	—	(40,738)
Balance at September 30, 2018	48,116,379	$481	$833,840	$(298,676)	$—	$535,645

See notes to unaudited consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows (in thousands)
(Unaudited)

	For the nine months ended September 30, 2018	For the nine months ended September 30, 2017
Cash flows from operating activities:
Net income	$44,064	$63,693
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Premium amortization and (discount accretion), net	2,884	(2,658)
Interest income earned added to principal of securities	—	(46)
Amortization of deferred financing costs	576	—
Amortization of discount on convertible senior notes	412	—
Restricted stock amortization	195	795
Interest payments and basis recovered on MAC interest rate swaps	1,064	358
Premium on purchase of Residential Whole-Loans	(8,863)	(354)
Premium on purchase of Residential Bridge Loans	(3,191)	(425)
Premium on purchase of securitized commercial loans	(3,019)	—
Unrealized (gain) loss, net	87,526	(35,126)
Unrealized (gain) loss on derivative instruments, net	1,460	(156,098)
Other than temporary impairment	8,423	19,901
Realized (gain) loss on sale of securities, net	29,262	(20,600)
(Gain) loss on derivatives, net	(12,905)	156,655
Loss on foreign currency transactions, net	—	1
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(8,266)	5,787
(Increase) decrease in other assets	(599)	(3,736)
Increase (decrease) in interest payable	1,705	(11,182)
Increase (decrease) in accounts payable and accrued expenses	221	(667)
Increase (decrease) in payable to affiliate	448	(664)
Net cash provided by operating activities	141,397	15,634
Cash flows from investing activities:
Purchase of securities	(846,680)	(2,473,379)
Proceeds from sale of securities	1,111,547	1,189,824
Principal repayments and basis recovered on securities	109,938	187,157
Purchase of Residential Whole-Loans	(493,365)	(35,323)
Principal repayments on Residential Whole-Loans	42,867	32,287
Purchase of Commercial Loans	(164,570)	—
Principal repayments on commercial loans	20,638	—
Purchase of securitized commercial loans	(1,350,000)	—
Principal repayments on securitized commercial loans	196,007	59
Purchase of Residential Bridge Loans	(356,584)	(73,565)
Principal repayments on Residential Bridge Loans	197,099	16,251
Payment of premium for option derivatives	(829)	(14,995)
Premium received from option derivatives	298	13,721
Premium received from credit default swaps	(174)	—
Net settlements of TBAs	136	3,135
Proceeds from (Payments on) termination of futures, net	8,823	(9,230)
Interest payments and basis recovered on MAC interest rate swaps	(1,064)	(358)
Due from counterparties	—	8,449
Payments on total return swaps, net	—	(552)
Premium for interest rate swaptions, net	—	(115)
Net cash used in investing activities	(1,525,913)	(1,156,634)

Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Continued) (in thousands)
(Unaudited)

	For the nine months ended September 30, 2018	For the nine months ended September 30, 2017

Cash flows from financing activities:
Proceeds from issuance of common stock	64,880	—
Payment of offering costs	(65)	—
Repurchase of common stock	(1,733)	—
Proceeds from sale of treasury stock	3,177	—
Proceeds from repurchase agreement borrowings	15,469,118	13,054,995
Repayments of repurchase agreement borrowings	(15,251,485)	(11,874,382)
Proceeds from securitized debt	1,285,219	—
Repayments of securitized debt	(186,015)	(26)
Proceeds from forward contracts	—	6,875
Repayments of forward contracts	—	(6,850)
Due from counterparties, net	5,417	(11,709)
Due to counterparties, net	(422)	1,580
Increase in other liabilities	100,138	—
Dividends paid on common stock	(38,782)	(38,985)
Net cash provided by financing activities	1,449,447	1,131,498

Effect of exchange rate changes on cash and cash equivalents	—	(1)

Net increase (decrease) in cash, cash equivalents and restricted cash	64,931	(9,503)
Cash, cash equivalents and restricted cash, beginning of period	48,024	46,172
Cash, cash equivalents and restricted cash, end of period	$112,955	$36,669

Supplemental disclosure of operating cash flow information:
Interest paid	$96,030	$30,010
Income taxes paid	$1,635	$4,966
Supplemental disclosure of non-cash financing/investing activities:
Underwriting and offering costs payable	$174	$—
Principal payments of securities, not settled	$42	$16
Securities sold, not settled	$34,559	$—
Securities purchased, not settled	$(124,036)	$(293,959)
Net unsettled TBAs	$(10)	$(2)
Dividends and distributions declared, not paid	$14,916	$12,995
Principal payments of Residential Whole-Loans, not settled	$11,061	$4,580
Principal payments of Residential Bridge Loans, not settled	$22,227	$2,598
Derivative collateral offset against derivatives	$—	$(157,913)
Other assets	$143	$—
See notes to unaudited consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(in thousands- except share and per share data)

The following defines certain of the commonly used terms in these Notes to Consolidated Financial Statements: “Agency” or “Agencies” refer to a federally chartered corporation, such as the Federal National Mortgage Association (“Fannie Mae” or “FNMA”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac” or “FHLMC”), or an agency of the U.S. Government, such as the Government National Mortgage Association (“Ginnie Mae” or “GNMA”); references to “MBS” refer to mortgage backed securities, including residential mortgage-backed securities or “RMBS,” commercial mortgage-backed securities or “CMBS,” and “Interest-Only Strips” (as defined herein); “Agency MBS” refer to RMBS, CMBS and Interest-Only Strips issued or guaranteed by the Agencies while “Non-Agency MBS” refer to RMBS, CMBS and Interest-Only Strips that are not issued or guaranteed by the Agencies; references to “ARMs” refers to adjustable rate mortgages; references to “Interest-Only Strips” refer to interest-only (“IO”) and inverse interest-only (“IIO”) securities issued as part of or collateralized with MBS; references to “TBA” refer to To-Be-Announced Securities; and references to “Residential Whole-Loans”, “Residential Bridge Loans” and “Commercial Loans” (collectively “Whole-Loans”) refer to individual mortgage loans secured by single family, multifamily and commercial properties.

Note 1 — Organization

Western Asset Mortgage Capital Corporation, a Delaware corporation, and its subsidiaries (the “Company”), commenced operations in May 2012. The Company invests in, finances and manages a diversified portfolio of real estate related securities, whole-loans and other financial assets.  The Company’s portfolio is comprised of Agency CMBS, Agency RMBS (including TBAs), Non-Agency RMBS, Non-Agency CMBS, Residential Whole-Loans, Residential Bridge Loans and Commercial Loans. In addition, and to a significantly lesser extent, the Company has invested in other securities including certain Agency obligations that are not technically MBS as well as certain Non U.S. CMBS and in asset-backed securities (“ABS”) investments secured by a portfolio of private student loans.  The Company’s investment strategy is based on Western Asset Management Company LLC’s (the “Manager”) perspective of which mix of portfolio assets it believes provides the Company with the best risk-reward opportunities at any given time.  The Manager will vary the allocation among various asset classes subject to maintaining the Company’s qualification as a REIT and maintaining its exemption from the Investment Company Act of 1940, as amended (the “1940 Act”).  These restrictions limit the Company’s ability to invest in non-qualifying MBS, non-real estate assets and/or assets which are not secured by real estate.  Accordingly, the Company’s portfolio will continue to be principally invested in qualifying MBS, Whole-Loans and other real estate related assets.

The Company is externally managed by the Manager, an investment advisor registered with the Securities and Exchange Commission (“SEC”).  The Manager is a wholly-owned subsidiary of Legg Mason, Inc.  The Company operates and has elected to be taxed as a real estate investment trust or “REIT” commencing with its taxable year ended December 31, 2012.

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited financial statements and related notes have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial reporting in accordance with Article 10 of Regulation S-X and the instructions to Form 10-Q.  Certain prior period amounts have been reclassified to conform to the current period’s presentation. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary have been made to state fairly the Company’s financial position, results of operations and cash flows. The results of operations for the period ended September 30, 2018, are not necessarily indicative of the results to be expected for the full year or any future period. These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 29, 2018.

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

Commercial Loans

Investments in Commercial Loans, which are comprised of first lien commercial mortgage loans and commercial mezzanine loans, are recorded in accordance with ASC 310-20, "Nonrefundable Fees and Other Costs". The Company has chosen to make the fair value election pursuant to ASC 825 for its Commercial Loan portfolio. Accordingly, these loans are recorded at fair value with periodic changes in fair value being recorded in earnings as a component of "Unrealized gain (loss), net". All other costs incurred in connection with acquiring the Commercial Loans or committing to purchase these loans are charged to expense as incurred.

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

In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820), Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement." The amendments in this update modify the disclosure requirements on fair value measurements including the consideration of costs and benefits.
	First quarter 2020.	The Company is evaluating the impact this standard may have on its consolidated financial statements.

Note 3 — Fair Value of Financial Instruments

The following tables present the Company’s financial instruments carried at fair value as of September 30, 2018 and December 31, 2017, based upon the valuation hierarchy (dollars in thousands):

	September 30, 2018
	Fair Value
	Level I	Level II	Level III	Total
Assets
Agency RMBS	$—	$385,008	$—	$385,008
Agency RMBS Interest-Only Strips	—	—	12,203	12,203
Agency RMBS Interest-Only Strips accounted for as derivatives, included in MBS	—	—	8,006	8,006
Agency CMBS	—	1,958,951	107,124	2,066,075
Agency CMBS Interest-Only Strips accounted for as derivatives, included in MBS	—	4,241	—	4,241
Subtotal Agency MBS	—	2,348,200	127,333	2,475,533

Non-Agency RMBS	—	26,076	57,274	83,350
Non-Agency RMBS Interest-Only Strips	—	—	15,513	15,513
Non-Agency CMBS	—	266,847	—	266,847
Subtotal Non-Agency MBS	—	292,923	72,787	365,710

Other securities	—	82,820	9,708	92,528
Total mortgage-backed securities and other securities	—	2,723,943	209,828	2,933,771

Residential Whole-Loans	—	—	684,463	684,463
Residential Bridge Loans	—	—	234,747	234,747
Securitized commercial loans	—	—	1,191,048	1,191,048
Commercial Loans	—	—	143,951	143,951
Derivative assets	1,812	888	—	2,700
Total Assets	$1,812	$2,724,831	$2,464,037	$5,190,680

Liabilities
Derivative liabilities	$—	$2,159	$—	$2,159
Securitized debt	—	1,116,483	2,606	1,119,089
Total Liabilities	$—	$1,118,642	$2,606	$1,121,248

	December 31, 2017
	Fair Value
	Level I	Level II	Level III	Total
Assets
Agency RMBS	$—	$672,177	$—	$672,177
Agency RMBS Interest-Only Strips	—	15,437	—	15,437
Agency RMBS Interest-Only Strips accounted for as derivatives, included in MBS	—	10,419	—	10,419
Agency CMBS	—	2,137,583	17,217	2,154,800
Agency CMBS Interest-Only Strips	—	10	—	10
Agency CMBS Interest-Only Strips accounted for as derivatives, included in MBS	—	5,757	—	5,757
Subtotal Agency MBS	—	2,841,383	17,217	2,858,600

Non-Agency RMBS	—	90,819	13	90,832
Non-Agency RMBS Interest-Only Strips	—	—	8,722	8,722
Non-Agency CMBS	—	278,604	—	278,604
Subtotal Non-Agency MBS	—	369,423	8,735	378,158

Other securities	—	112,826	9,239	122,065
Total mortgage-backed securities and other securities	—	3,323,632	35,191	3,358,823

Residential Whole-Loans	—	—	237,423	237,423
Residential Bridge Loans	—	—	64,526	64,526
Securitized commercial loan	—	—	24,876	24,876
Derivative assets	728	—	—	728
Total Assets	$728	$3,323,632	$362,016	$3,686,376

Liabilities
Derivative liabilities	$50	$4,296	$—	$4,346
Securitized debt	—	—	10,945	10,945
Total Liabilities	$50	$4,296	$10,945	$15,291

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

Residential Whole-Loans and Residential Bridge Loans

Values for the Company's Residential Whole-Loans and Bridge Loans are based upon prices obtained from an independent third party pricing service that specializes in loan valuation, utilizing a discounted cash flow valuation model that is calibrated to recent loan trade execution. Their valuation methodology incorporates commonly used market pricing methods, including loan to value ("LTV"), debt to income, maturity, interest rates, collateral location, and unpaid principal balance, prepayment penalties, FICO scores, lien position and times late. Due to the inherent uncertainty of such valuation, the fair values established for residential loans held by the Company may differ from the fair values that would have been established if a readily available market existed for these loans. Accordingly, the Company's loans are classified as Level III.

Commercial Loans

Values for the Company's Commercial Loans are based upon either prices obtained from an independent third party pricing service that specializes in loan valuation, utilizing a valuation model that is calibrated to recent loan trade execution or a broker quote. The third party pricing service uses a discounted cash flow valuation methodology that incorporates commonly used market pricing methods, including LTV, debt to income, maturity, interest rates, collateral location, and unpaid principal balance, prepayment penalties, lien position and times late. Due to the inherent uncertainty of such valuation, the fair values established for commercial loans held by the Company may differ from the fair values that would have been established if a readily available market existed for these loans. Accordingly, the Company's commercial loans are classified as a Level III.

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

Derivatives

Values for the Company's derivatives are based upon prices from third party pricing services, whose pricing is subject to review by the Manager’s pricing committee. In valuing its over-the-counter interest rate derivatives, such as swaps and swaptions, its currency derivatives, such as swaps and forwards and credit derivatives such as total return swaps, the Company considers the creditworthiness of both the Company and its counterparties, along with collateral provisions contained in each derivative agreement, from the perspective of both the Company and its counterparties. No credit valuation adjustment was made in determining the fair value of interest rate and/or currency derivatives for the periods ended September 30, 2018 and December 31, 2017.

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

The following tables present additional information about the Company’s financial instruments which are measured at fair value on a recurring basis for which the Company has utilized Level III inputs to determine fair value:

	Three months ended September 30, 2018
$ in thousands	Agency MBS	Non-Agency MBS	Other Securities	Residential Whole-Loans	Residential Bridge Loans	Commercial Loans	Securitized commercial loans	Securitized debt
Beginning balance	$75,043	$16,307	$8,955	$335,149	$236,359	$70,717	$1,309,195	$2,870
Transfers into Level III from Level II	—	57,275	9,708	—	—	—	—	—
Transfers from Level III into Level II	(51,976)	—	(8,697)	—	—	—	—	—
Purchases	107,034	—	—	372,348	70,465	94,313	—	—
Principal repayments	(42)	(14)	(285)	(21,258)	(70,341)	(20,638)	(117,100)	—
Total net gains / losses included in net income
Other than temporary impairment	(384)	(142)	—	—	—	—	—	—
Unrealized gains/(losses), net on assets(1)	(1,007)	(95)	(15)	(1,469)	(1,103)	(575)	282	—
Unrealized (gains)/losses, net on liabilities(2)	—	—	—	—	—	—	—	(330)
Premium and discount amortization, net	(1,335)	(544)	42	(307)	(633)	134	(1,329)	66
Ending balance	$127,333	$72,787	$9,708	$684,463	$234,747	$143,951	$1,191,048	$2,606

Unrealized gains/(losses), net on assets held at the end of the period(1)	$(668)	$(94)	$—	$(1,231)	$(844)	$(618)	$282	$—
Unrealized gains/(losses), net on liabilities held at the end of the period(2)	$—	$—	$—	$—	$—	$—	$—	$330

	Three months ended September 30, 2017
$ in thousands	Agency MBS	Non-Agency MBS	Other Securities	Residential Whole-Loans	Securitized commercial loan	Securitized debt	Derivative liability
Beginning balance	$—	$14,326	$22,405	$203,540	$24,875	$10,945	$329
Transfers into Level III from Level II	—	—	9,470	—	—	—	—
Transfers from Level III into Level II	—	—	(23,852)	—	—	—	—
Purchases	2,009	—	—	—	—	—	—
Sales and settlements	—	—	—	—	—	—	(53)
Principal repayments	—	(388)	—	(11,264)	(59)	(26)	—
Total net gains / losses included in net income			0
Realized (gains)/losses, net on liabilities	—	—	—	—	—	—	53
Other than temporary impairment	—	—	(121)	—	—	—	—
Unrealized gains/(losses), net on assets(1)	—	291	1,094	(575)	136	—	—
Unrealized (gains)/losses, net on liabilities(2)	—	—	—	—	—	60	(329)
Premium and discount amortization, net	—	33	474	(262)	—	—	—
Ending balance	$2,009	$14,262	$9,470	$191,439	$24,952	$10,979	$—

Unrealized gains/(losses), net on assets held at the end of the period(1)	$—	$291	$—	$(356)	$136	$—	$—
Unrealized gains/(losses), net on liabilities held at the end of the period(2)	$—	$—	$—	$—	$—	$(60)	$—

	Nine months ended September 30, 2018
$ in thousands	Agency MBS	Non-Agency MBS	Other Securities	Residential Whole-Loans	Residential Bridge Loans	Commercial Loans	Securitized commercial loans	Securitized debt
Beginning balance	$17,217	$8,735	$9,239	$237,423	$64,526	$—	$24,876	$10,945
Transfers into Level III from Level II	22,794	57,275	9,708	—	—	—	—	—
Transfers from Level III into Level II	(16,805)	—	(8,697)	—	—	—	—	(10,899)
Purchases	109,002	8,602	—	486,354	221,619	144,035	1,353,019	—
Sales and settlements	—	—	—	—	—	—	—	12
Principal repayments	(53)	(14)	(604)	(36,092)	(49,503)	—	(196,007)	(44)
Total net gains / losses included in net income
Other than temporary impairment	(590)	(191)	—	—	—	—	—	—
Unrealized gains/(losses), net on assets(1)	(1,447)	(149)	(68)	(2,644)	(1,217)	(159)	11,152	—
Unrealized (gains)/losses, net on liabilities(2)	—	—	—	—	—	—	—	2,502
Premium and discount amortization, net	(2,785)	(1,471)	130	(578)	(678)	75	(1,992)	90
Ending balance	$127,333	$72,787	$9,708	$684,463	$234,747	$143,951	$1,191,048	$2,606

Unrealized gains/(losses), net on assets held at the end of the period(1)	$(1,089)	$(148)	$—	$(2,101)	$(832)	$(159)	$11,152	$—
Unrealized gains/(losses), net on liabilities held at the end of the period(2)	$—	$—	$—	$—	$—	$—	$—	$(2,504)

	Nine months ended September 30, 2017
$ in thousands	Agency MBS	Non-Agency MBS	Other Securities	Residential Whole-Loans	Securitized commercial loan	Securitized debt	Derivative liability
Beginning balance	$73,059	$75,576	$31,356	$192,136	$24,225	$10,659	$1,673
Transfers into Level III from Level II	—	15,610	9,470	—	—	—	—
Transfers from Level III into Level II	(73,715)	(7,434)	(33,080)	—	—	—	—
Purchases	2,009	—	—	33,718	—	—	—
Sales and settlements	—	(60,132)	—	—	—	—	(552)
Principal repayments	—	(2,463)	(172)	(33,718)	(59)	(26)	—
Total net gains / losses included in net income
Realized gains/(losses), net on assets	—	2,623	—	—	—	—	—
Realized (gains)/losses, net on liabilities	—	—	—	—	—	—	552
Other than temporary impairment	—	—	(1,823)	—	—	—	—
Unrealized gains/(losses), net on assets(1)	636	(8,715)	1,550	97	786	—	—
Unrealized (gains)/losses, net on liabilities(2)	—	—	—	—	—	346	(1,673)
Premium and discount amortization, net	20	(803)	2,169	(794)	—	—	—
Ending balance	$2,009	$14,262	$9,470	$191,439	$24,952	$10,979	$—

Unrealized gains/(losses), net on assets held at the end of the period(1)	$—	$684	$72	$347	$786	$—	$—
Unrealized gains/(losses), net on liabilities held at the end of the period(2)	$—	$—	$—	$—	$—	$(346)	$—

(1)	Gains and losses are included in "Unrealized gain (loss), net" in the Consolidated Statements of Operations.

(2)
Gains and losses on securitized debt and derivative liability are included in "Unrealized gain (loss), net" and "Gain (loss) on derivative instruments, net" in the Consolidated Statements of Operations, respectively.

Transfers between hierarchy levels during operations for the three and nine months ended September 30, 2018 and September 30, 2017 were based on the availability of sufficient observable inputs. Movements from Level II to Level III was based on information received from a third party pricing service which, along with the back-testing of historical sales transactions performed by the Manager, which did not provide sufficient observable data to meet Level II versus Level III criteria, resulting in the movement from Level II to Level III. Movements form Level III to Level II was based on information received from a third party pricing service which, along with the back-testing of historical sales transactions performed by the Manager, which provided the sufficient observable data for the movement from Level III to Level II. The Company did not have transfers between either Level I and Level II or Level I and Level III for the three and nine months ended September 30, 2018 and September 30, 2017.

Other Fair Value Disclosures

Certain Residential Bridge Loans, repurchase agreement borrowings and convertible senior unsecured notes are not carried at fair value in the consolidated financial statements. The following table presents the carrying value and estimated fair value of the Company’s financial instruments that are not carried at fair value as of September 30, 2018 and December 31, 2017 in the consolidated financial statements (dollars in thousands):

	September 30, 2018		December 31, 2017
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets
Residential Bridge Loans	$14,724	$14,479	$42,147	$42,881
Total	$14,724	$14,479	$42,147	$42,881

Liabilities
Borrowings under repurchase agreements	$3,469,319	$3,591,751	$3,251,686	$3,257,956
Convertible senior unsecured notes	109,731	115,385	108,743	114,819
Total	$3,579,050	$3,707,136	$3,360,429	$3,372,775

"Due from counterparties" and "Due to counterparties" in the Company’s Consolidated Balance Sheets are reflected at cost which approximates fair value.

Residential Bridge Loans

The fair values of the Residential Bridge Loans are based upon prices obtained from an independent third party pricing service that specializes in loan valuation, utilizing a valuation model that is calibrated to recent loan trade execution. Their valuation methodology uses a discounted cash flow model and incorporates commonly used market pricing methods, including LTV debt to income, maturity, interest rates, collateral location, and unpaid principal balance, prepayment penalties, FICO scores, lien position and times late. Due to the inherent uncertainty of such valuation, the fair values established for residential bridge loans held by the Company may differ from the fair values that would have been established if a readily available market existed for these loans. Accordingly, the Company's loans are classified as Level III.

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

Note 4 – Mortgage-Backed Securities and other securities

The following tables present certain information about the Company’s investment portfolio at September 30, 2018 and December 31, 2017 (dollars in thousands):

	September 30, 2018
	Principal Balance	Unamortized Premium (Discount), net	Discount Designated as Credit Reserve and OTTI	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Net Weighted Average Coupon
Agency RMBS	$389,756	$13,133	$—	$402,889	$—	$(17,881)	$385,008	3.6%
Agency RMBS Interest-Only Strips (2)	N/A	N/A	N/A	12,377	724	(898)	12,203	2.3%	(1)
Agency RMBS Interest-Only Strips, accounted for as derivatives (1) (2)	N/A	N/A	N/A	N/A	N/A	N/A	8,006	2.8%	(1)
Subtotal Agency RMBS	389,756	13,133	—	415,266	724	(18,779)	405,217	3.2%
Agency CMBS	2,124,942	4,970	—	2,129,912	563	(64,400)	2,066,075	3.2%
Agency CMBS Interest-Only Strips accounted for as derivatives(1) (2)	N/A	N/A	N/A	N/A	N/A	N/A	4,241	0.4%	(1)
Subtotal Agency CMBS	2,124,942	4,970	—	2,129,912	563	(64,400)	2,070,316	3.0%
Total Agency MBS	2,514,698	18,103	—	2,545,178	1,287	(83,179)	2,475,533	3.0%

Non-Agency RMBS	113,606	5,568	(39,585)	79,589	4,344	(583)	83,350	4.4%
Non-Agency RMBS Interest- Only Strips (1)	N/A	N/A	N/A	15,677	—	(164)	15,513	0.5%	(1)
Subtotal Non-Agency RMBS	113,606	5,568	(39,585)	95,266	4,344	(747)	98,863	1.0%
Non-Agency CMBS	322,255	(29,014)	(24,976)	268,265	3,959	(5,377)	266,847	5.9%
Total Non-Agency MBS	435,861	(23,446)	(64,561)	363,531	8,303	(6,124)	365,710	2.2%

Other securities (3)	71,420	2,116	(9,891)	82,349	10,247	(68)	92,528	9.0%
Total	$3,021,979	$(3,227)	$(74,452)	$2,991,058	$19,837	$(89,371)	$2,933,771	2.9%

	December 31, 2017
	Principal Balance	Unamortized Premium (Discount), net	Discount Designated as Credit Reserve and OTTI	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Net Weighted Average Coupon
Agency RMBS	$641,044	$28,876	$—	$669,920	$4,571	$(2,314)	$672,177	3.9%
Agency RMBS Interest-Only Strips (1)	N/A	N/A	N/A	14,750	878	(191)	15,437	2.9%	(1)
Agency RMBS Interest-Only Strips, accounted for as derivatives (1) (2)	N/A	N/A	N/A	N/A	N/A	N/A	10,419	2.9%	(1)
Subtotal Agency RMBS	641,044	28,876	—	684,670	5,449	(2,505)	698,033	3.6%
Agency CMBS	2,145,139	2,142	—	2,147,281	16,913	(9,394)	2,154,800	2.9%
Agency CMBS Interest-Only Strips(1)	N/A	N/A	N/A	—	10	—	10	3.2%	(1)
Agency CMBS Interest-Only Strips accounted for as derivatives (1) (2)	N/A	N/A	N/A	N/A	N/A	N/A	5,757	0.5%	(1)
Subtotal Agency CMBS	2,145,139	2,142	—	2,147,281	16,923	(9,394)	2,160,567	2.7%
Total Agency MBS	2,786,183	31,018	—	2,831,951	22,372	(11,899)	2,858,600	3.0%

Non-Agency RMBS	119,748	5,263	(39,491)	85,520	5,473	(161)	90,832	3.8%
Non-Agency RMBS Interest- Only Strips (1)	N/A	N/A	N/A	8,738	—	(16)	8,722	0.9%	(1)
Subtotal Non-Agency RMBS	119,748	5,263	(39,491)	94,258	5,473	(177)	99,554	1.8%
Non-Agency CMBS	379,183	(59,129)	(28,020)	292,034	1,702	(15,132)	278,604	4.8%
Total Non-Agency MBS	498,931	(53,866)	(67,511)	386,292	7,175	(15,309)	378,158	3.3%

Other securities (3)	86,305	6,300	(5,404)	110,091	12,161	(187)	122,065	7.8%
Total	$3,371,419	$(16,548)	$(72,915)	$3,328,334	$41,708	$(27,395)	$3,358,823	3.1%

(1)
IOs and IIOs have no principal balances and bear interest based on a notional balance.  The notional balance is used solely to determine interest distributions on interest-only class of securities.  At September 30, 2018, the notional balance for Agency RMBS IOs and IIOs, Non-Agency RMBS IOs and IIOs, Agency RMBS IOs and IIOs, accounted for as derivatives and Agency CMBS IOs and IIOs, accounted for as derivatives was $166.4 million, $822.0 million, $96.2 million and $173.9 million, respectively.  At December 31, 2017, the notional balance for Agency RMBS IOs and IIOs, Non-Agency RMBS IOs and IIOs, Agency RMBS IOs and IIOs, accounted for as derivatives, Agency CMBS IOs and IIOs, accounted for as derivatives and Agency CMBS IOs and IIOs was $165.5 million, $278.4 million, $122.0 million, $192.5 million and $3.3 million, respectively.

(2)	Interest on these securities is reported as a component of "Gain (loss) on derivative instruments, net" in the Consolidated Statements of Operations.

(3)
Other securities include residual interests in asset-backed securities which have no principal balance and an amortized cost of approximately $18.7 million and $22.9 million, as of September 30, 2018 and December 31, 2017, respectively.

As of September 30, 2018 and December 31, 2017 the weighted average expected remaining term of the MBS and other securities investment portfolio was 9.0 years and 8.6 years, respectively.

The following tables present the changes in the components of the Company’s purchase discount and amortizable premium on its Non-Agency RMBS, Non-Agency CMBS and other securities for the three and nine months ended September 30, 2018 and September 30, 2017 (dollars in thousands):

	Three months ended September 30, 2018			Three months ended September 30, 2017
	Discount Designated as Credit Reserve and OTTI	Accretable Discount(1)	Amortizable Premium(1)	Discount Designated as Credit Reserve and OTTI	Accretable Discount(1)	Amortizable Premium(1)
Balance at beginning of period	$(78,837)	$(68,677)	$21,723	$(49,830)	$(76,778)	$15,186
Accretion of discount	—	1,314	—	—	2,588	—
Amortization of premium	—	—	(97)	—	—	(87)
Realized credit losses	3,305	—	—	25	—	—
Purchases	—	—	—	—	—	—
Sales	2,334	25,624	(400)	187	1,931	(18)
Net impairment losses recognized in earnings	(2,071)	—	—	(2,345)	—	—
Transfers/release of credit reserve(2)	817	8	(825)	(866)	953	(87)
Balance at end of period	$(74,452)	$(41,731)	$20,401	$(52,829)	$(71,306)	$14,994

	Nine months ended September 30, 2018			Nine months ended September 30, 2017
	Discount Designated as Credit Reserve and OTTI	Accretable Discount(1)	Amortizable Premium(1)	Discount Designated as Credit Reserve and OTTI	Accretable Discount(1)	Amortizable Premium(1)
Balance at beginning of period	$(72,915)	$(68,438)	$20,872	$(130,484)	$(109,822)	$44,527
Accretion of discount	—	6,483	—	—	8,542	—
Amortization of premium	—	—	(461)	—	—	(776)
Realized credit losses	5,526	—	—	1,854	—	—
Purchases	(7,182)	(6,473)	435	(1,724)	(668)	1,522
Sales	5,673	29,352	(1,084)	89,628	32,016	(31,060)
Net impairment losses recognized in earnings	(7,570)	—	—	(12,696)	—	—
Transfers/release of credit reserve(2)	2,016	(2,655)	639	593	(1,374)	781
Balance at end of period	$(74,452)	$(41,731)	$20,401	$(52,829)	$(71,306)	$14,994

(1)	Together with coupon interest, accretable purchase discount and amortizable premium is recognized as interest income over the life of the security.

(2)	Subsequent reductions of a security’s non-accretable discount results in a corresponding reduction in its amortizable premium.

The following tables present the fair value and contractual maturities of the Company’s investment securities at September 30, 2018 and December 31, 2017 (dollars in thousands):

	September 30, 2018
	< or equal to 10 years	> 10 years and < or equal to 20 years	> 20 years and < or equal to 30 years	> 30 years	Total
Agency RMBS	$—	$—	$57,572	$327,436	$385,008
Agency RMBS Interest-Only Strips	3,937	2,436	5,830	—	12,203
Agency RMBS Interest-Only Strips, accounted for as derivatives	1,223	4,104	2,679	—	8,006
Agency CMBS	1,507,428	558,647	—	—	2,066,075
Agency CMBS Interest-Only Strips accounted for as derivatives	—	—	—	4,241	4,241
Subtotal Agency	1,512,588	565,187	66,081	331,677	2,475,533

Non-Agency RMBS	—	24,752	16,757	41,841	83,350
Non-Agency RMBS Interest- Only Strips	—	—	7,900	7,613	15,513
Non-Agency CMBS	28,752	80,180	104,617	53,298	266,847
Subtotal Non-Agency	28,752	104,932	129,274	102,752	365,710

Other securities	3,782	59,908	—	28,838	92,528
Total	$1,545,122	$730,027	$195,355	$463,267	$2,933,771

	December 31, 2017
	< or equal to 10 years	> 10 years and < or equal to 20 years	> 20 years and < or equal to 30 years	> 30 years	Total
Agency RMBS	$—	$56,228	$239,197	$376,752	$672,177
Agency RMBS Interest-Only Strips	3,920	4,591	6,926	—	15,437
Agency RMBS Interest-Only Strips, accounted for as derivatives	1,686	5,139	3,594	—	10,419
Agency CMBS	1,599,620	555,180	—	—	2,154,800
Agency CMBS Interest-Only Strips	10	—	—	—	10
Agency CMBS Interest-Only Strips accounted for as derivatives	—	—	—	5,757	5,757
Subtotal Agency	1,605,236	621,138	249,717	382,509	2,858,600

Non-Agency RMBS	13	51,092	4,184	35,543	90,832
Non-Agency RMBS Interest- Only Strips	—	—	—	8,722	8,722
Non-Agency CMBS	—	60,583	139,209	78,812	278,604
Subtotal Non-Agency	13	111,675	143,393	123,077	378,158

Other securities	—	99,062	—	23,003	122,065
Total	$1,605,249	$831,875	$393,110	$528,589	$3,358,823

The following tables present the gross unrealized losses and estimated fair value of the Company’s MBS and other securities by length of time that such securities have been in a continuous unrealized loss position at September 30, 2018 and December 31, 2017 (dollars in thousands):

	September 30, 2018
	Less than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Agency RMBS	$115,378	$(3,131)	8	$269,630	$(14,750)	2	$385,008	$(17,881)	10
Agency RMBS Interest-Only Strips	3,588	(394)	9	2,753	(504)	6	6,341	(898)	15
Agency CMBS	1,135,925	(32,175)	76	516,838	(32,225)	37	1,652,763	(64,400)	113
Subtotal Agency	1,254,891	(35,700)	93	789,221	(47,479)	45	2,044,112	(83,179)	138

Non-Agency RMBS	29,798	(583)	5	—	—	—	29,798	(583)	5
Non-Agency RMBS Interest-Only Strips	8,003	(164)	2	—	—	—	8,003	(164)	2
Non-Agency CMBS	70,410	(894)	15	57,263	(4,483)	12	127,673	(5,377)	27
Subtotal Non-Agency	108,211	(1,641)	22	57,263	(4,483)	12	165,474	(6,124)	34

Other securities	8,697	(68)	1	—	—	—	8,697	(68)	1
Total	$1,371,799	$(37,409)	116	$846,484	$(51,962)	57	$2,218,283	$(89,371)	173

	December 31, 2017
	Less than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Agency RMBS	$330,259	$(2,179)	11	$1,632	$(135)	5	$331,891	$(2,314)	16
Agency RMBS Interest-Only Strips	3,095	(142)	6	1,703	(49)	3	4,798	(191)	9
Agency CMBS	955,559	(9,394)	57	—	—	—	955,559	(9,394)	57
Subtotal Agency	1,288,913	(11,715)	74	3,335	(184)	8	1,292,248	(11,899)	82

Non-Agency RMBS	28,508	(161)	3	—	—	—	28,508	(161)	3
Non-Agency RMBS Interest-Only Strips	8,722	(16)	3	—	—	—	8,722	(16)	3
Non-Agency CMBS	69,661	(1,753)	15	119,729	(13,379)	35	189,390	(15,132)	50
Subtotal Non-Agency	106,891	(1,930)	21	119,729	(13,379)	35	226,620	(15,309)	56

Other securities	23,800	(187)	3	—	—	—	23,800	(187)	3
Total	$1,419,604	$(13,832)	98	$123,064	$(13,563)	43	$1,542,668	$(27,395)	141

The Company identified two securities with an unpaid principal balance of $4.1 million which it intended to sell that were in an unrealized loss position held at September 30, 2018, and as a result, the Company recognized an impairment charge of approximately $161 thousand on Non-Agency CMBS which is included in "Other than temporary impairment" in the Company's Consolidated Statements of Operations.

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

The following table presents the OTTI the Company recorded on its securities portfolio (dollars in thousands):

	Three months ended September 30, 2018	Three months ended September 30, 2017	Nine months ended September 30, 2018	Nine months ended September 30, 2017
Agency RMBS (1)	$320	$4,760	$663	$5,420
Non-Agency RMBS	159	—	269	—
Non-Agency CMBS	2,054	2,344	7,491	12,658
Other securities	—	121	—	1,823
Total	$2,533	$7,225	$8,423	$19,901

(1)
Normally, unrealized losses on Agency securities (excluding Agency IO's) with the explicit guarantee of principal and interest by the governmental sponsored entity are not credit losses but rather due to changes in interest rates and prepayment expectations. These securities would not be considered other than temporarily impaired provided the Company did not intend to sell the security. For the three and nine months ended September 30, 2018 and September 30, 2017, $0, $0, $4.7 million and $4.7 million, respectively, of OTTI related to Agency RMBS securities the Company intended to sell.

The following tables present components of interest income on the Company’s MBS and other securities for the three and nine months ended September 30, 2018 and September 30, 2017, respectively (dollars in thousands):

	For the three months ended September 30, 2018			For the three months ended September 30, 2017
	Coupon Interest	Net (Premium Amortization/Amortization Basis) Discount Amortization	Interest Income	Coupon Interest	Net (Premium Amortization/Amortization Basis) Discount Amortization	Interest Income
Agency RMBS	$4,551	$(1,138)	$3,413	$8,886	$(2,995)	$5,891
Agency CMBS	13,812	(298)	13,514	11,071	110	11,181
Non-Agency RMBS	2,139	(536)	1,603	571	372	943
Non-Agency CMBS	5,379	1,469	6,848	4,242	2,139	6,381
Other securities	3,674	(1,660)	2,014	2,160	464	2,624
Total	$29,555	$(2,163)	$27,392	$26,930	$90	$27,020

	Nine months ended September 30, 2018			Nine months ended September 30, 2017
	Coupon Interest	Net (Premium Amortization/Amortization Basis) Discount Amortization	Interest Income	Coupon Interest	Net (Premium Amortization/Amortization Basis) Discount Amortization	Interest Income
Agency RMBS	$17,471	$(4,112)	$13,359	$30,513	$(10,662)	$19,851
Agency CMBS	45,753	(266)	45,487	24,408	717	25,125
Non-Agency RMBS	5,616	(685)	4,931	4,482	303	4,785
Non-Agency CMBS	15,362	5,873	21,235	14,675	6,572	21,247
Other securities	11,610	(4,825)	6,785	5,300	2,112	7,412
Total	$95,812	$(4,015)	$91,797	$79,378	$(958)	$78,420

The following tables present the sales and realized gain (loss) of the Company’s MBS and other securities for the three and nine months ended September 30, 2018 and September 30, 2017, respectively (dollars in thousands):

	For the three months ended September 30, 2018				For the three months ended September 30, 2017
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Agency RMBS(1)	$—	$—	$—	$—	$(2,906)	$(3)	$51	$48
Agency CMBS	641,677	—	(25,640)	(25,640)	—	—	—	—
Non-Agency CMBS	73,848	2,411	(2,712)	(301)	10,597	1,641	(278)	1,363
Other securities	13,712	1,712	—	1,712	10,419	419	—	419
Total	$729,237	$4,123	$(28,352)	$(24,229)	$18,110	$2,057	$(227)	$1,830

(1)	For the three months ended September 30, 2017 reflects a reclassification of proceeds from a sale on the trade date to reflect subsequent Agency RMBS paydowns.

	Nine months ended September 30, 2018				Nine months ended September 30, 2017
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Agency RMBS(1)	$209,581	$18	$(4,531)	$(4,513)	$862,245	$4,376	$(7,314)	$(2,938)
Agency CMBS	768,544	—	(30,656)	(30,656)	—	—	—	—
Non-Agency RMBS(2)	51,958	3,114	—	3,114	243,811	24,389	(2,242)	22,147
Non-Agency CMBS	80,554	2,472	(3,148)	(676)	45,634	2,377	(1,351)	1,026
Other securities	35,469	3,469	—	3,469	33,365	419	(54)	365
Total	$1,146,106	$9,073	$(38,335)	$(29,262)	$1,185,055	$31,561	$(10,961)	$20,600

(1)
For the nine months ended September 30, 2017, excludes proceeds for Agency RMBS Interest-Only Strips, accounted for as derivatives, of approximately $2.6 million and gross realized gains of $432 thousand, respectively.

(2)
For the nine months ended September 30, 2017, excludes proceeds for Non-Agency RMBS Interest-Only Strips, accounted for as derivatives, of approximately $2.2 million, gross realized gains of $274 thousand and gross realized losses of $180 thousand, respectively.

Unconsolidated CMBS VIEs

The Company’s economic interests held in unconsolidated CMBS VIEs are limited in nature to those of a passive holder of CMBS issued by securitization trusts; the Company was not involved in the design or creation of the securitization trusts. The Company evaluates its CMBS holdings, for potential consolidation of the securitized trust, in which it owns the most subordinate tranche or a portion of the controlling class. As of September 30, 2018, the Company held seven variable interest in CMBS VIEs and had three variable interests in CMBS VIE's as of December 31, 2017, in which it either owned the most subordinate class or a portion of the controlling class. The Company determined it was not the primary beneficiary and accordingly, the CMBS VIEs were not consolidated in the Company’s consolidated financial statements. As of September 30, 2018 and December 31, 2017, the Company’s maximum exposure to loss from these variable interests did not exceed the carrying value of these investments of $116.1 million and $62.1 million. These investments are classified in "Non-Agency mortgage-backed securities, at fair value" in the Company’s Consolidated Balance Sheets. Further, as of September 30, 2018 and December 31, 2017, the Company did not guarantee any obligations of unconsolidated entities or enter into any commitment or intent to provide funding to any such entities.

Note 5 — Residential Whole-Loans and Bridge Loans

Residential Whole-Loan Trust

The consolidated financial statements include the consolidation of Revolving Mortgage Investment Trust 2015-1QR2 ("RMI 2015 Trust") since it met the definition of a VIE and the Company determined that it was the primary beneficiary of the trust because it was involved in the design of the trust, has oversight rights on defaulted assets and has other significant decision making powers. In addition, the Company has the obligation to absorb losses to the extent of its ownership interest and the right to receive benefits from the trust that could potentially be significant to the trust.  RMI 2015 Trust has issued a trust certificate that is wholly owned by the Company and represents the entire beneficial interest in pools of Non-QM Residential Whole-Loans and the Commercial Loan held by the trust. As of September 30, 2018, the Company financed the trust certificate with $334.9 million of repurchase agreement borrowings, which is a liability held outside the trust. The Company classifies the underlying Residential Whole-Loans owned by the trust in "Residential Whole-Loans, at fair value" and the Commercial Loan in "Commercial Loans, at fair value" in the Consolidated Balance Sheets and has eliminated the intercompany trust certificate in consolidation. Refer to Note 6 - "Commercial Loans" for details on the commercial real estate mortgage loan.

In August 2018, the Company formed Revolving Mortgage Investment Trust 2018-RCR ("RCR Trust") to acquire conforming Residential Whole-Loans. The Company determined that RCR Trust was a VIE and that the Company was the primary beneficiary of the trust because it was involved in the design of the trust of the trust, has oversight rights on defaulted assets and has other significant decision making powers. In addition, the Company has the obligation to absorb losses to the extent of its ownership interest and the right to receive benefits from the trust that could potentially be significant to the trust. As of September 30, 2018, the Company financed the trust certificate with $258.1 million of repurchase agreement borrowings, which is a liability held outside the trust. The Company classifies the underlying conforming mortgages owned by the trust in "Residential Whole-Loans" in the Consolidated Balance Sheets. The Company has eliminated the intercompany trust certificate in consolidation.

In September 2018, the Company formed Revolving Mortgage Investment Trust 2018-RNR ("RNR Trust") to acquire Non-QM Residential Whole-Loans. The Company determined that RNR Trust was a VIE and that the Company was the primary beneficiary because it was involved in the design of the trust, has oversight rights on defaulted assets and has other significant decision making powers. In addition, the Company has the obligation to absorb losses to the extent of its ownership interest and the right to receive benefits from the trust that could potentially be significant to the trust. As of September 30, 2018, the Company financed the trust certificate with $15.3 million of repurchase agreement borrowings, which is a liability held outside the trust. The Company classifies the underlying Non-QM Residential Whole-Loans in "Residential Whole-Loans" in the Consolidated Balance Sheets. The Company has eliminated the intercompany trust certificate in consolidation.

Residential Bridge Loan Trust

In February 2017, The Company formed Revolving Mortgage Investment Trust 2017-BRQ1 ("RMI 2017 Trust") and acquired the trust certificate, which represents the beneficial interest in pools of Residential Bridge Loans and certain Residential Whole-Loans held by the trust. Residential Bridge Loans are mortgage loans secured by residences, typically short-term. The Company determined that RMI Trust was a VIE and that the Company was the primary beneficiary because it was involved in the design of the trust, has oversight rights on defaulted assets and has other significant decision making powers. In addition, the Company has the obligation to absorb losses to the extent of its ownership interest and the right to receive benefits from the trust that could potentially be significant to the trust. As of September 30, 2018, the Company financed the trust certificate with $219.7 million of repurchase agreement borrowings, which is a liability held outside the trust. The Company classifies both the underlying Residential Bridge Loans carried at amortized cost and the Residential Bridge Loans that it elected the fair value option in "Residential Bridge Loans" and the Residential Whole-Loans in "Residential Whole-Loans" in the Consolidated Balance Sheets. The Company has eliminated the intercompany trust certificate in consolidation.

Consolidated Residential Whole-Loan and Residential Bridge Loan Trusts

The Company assesses modifications to VIEs on an ongoing basis to determine if a significant reconsideration event has occurred that would change the Company’s initial consolidation assessment.  The three consolidated Residential Whole-Loan trusts collectively hold 1,936 Residential Whole-Loans and one commercial loan and the consolidated Bridge Loan Trust holds 673 Residential Bridge Loans and 13 Residential Whole-Loans as of September 30, 2018.

The following table presents a summary of the assets and liabilities of the consolidated residential whole-loan trusts, residential bridge loan trust included in the Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017 (dollars in thousands):

	September 30, 2018	December 31, 2017
Residential Whole-Loans, at fair value ($684,463 and $237,423 pledged as collateral, at fair value, respectively)	$684,463	$237,423
Residential Bridge Loans ($234,747 and $64,526 at fair value and $249,471 and $106,673 pledged as collateral, respectively)	249,471	106,673
Commercial loan, at fair value	29,831	—
Investment related receivable	33,430	7,665
Interest receivable	8,874	3,197
Other assets	203	—
Total assets	$1,006,272	$354,958
Accounts payable and accrued expenses	722	188
Other liabilities	393	—
Total liabilities	$1,115	$188

The Company’s risk with respect to its investment in each residential loan trust is limited to its direct ownership in the trust. The Residential Whole-Loans, Residential Bridge Loans and Commercial Loan held by the consolidated trusts are held solely to satisfy the liabilities of the trust, and creditors of the trust have no recourse to the general credit of the Company. The Company is not contractually required and has not provided any additional financial support to the trusts for the three and nine months ended September 30, 2018 and September 30, 2017.

The following table presents the components of the carrying value of Residential Whole-Loans and Residential Bridge Loans as of September 30, 2018 and December 31, 2017 (dollars in thousands):

	Residential Whole-Loans, at Fair Value		Residential Bridge Loans, at Fair Value(1)		Residential Bridge Loans, at Amortized Cost(1)
	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Principal balance	$674,763	$232,270	$234,445	$63,802	$14,734	$42,066
Unamortized premium	10,592	2,021	1,426	293	28	122
Unamortized discount	(2,499)	(1,190)	(434)	(128)	(38)	(41)
Amortized cost	682,856	233,101	235,437	63,967	14,724	42,147
Gross unrealized gains	5,506	4,463	525	655	N/A	N/A
Gross unrealized losses	(3,899)	(141)	(1,215)	(96)	N/A	N/A
Fair value	$684,463	$237,423	$234,747	$64,526	N/A	N/A

(1) These loans are classified in "Residential Bridge Loans" in the Consolidated Balance Sheets.

Residential Whole-Loans

The Residential Whole-Loans have low LTV's and are comprised of 1,034 non-qualifying adjustable rate mortgages, 902 conforming fixed rate mortgages and 13 investor fixed rate mortgages.  The following tables present certain information about the Company’s Residential Whole-Loan investment portfolio at September 30, 2018 and December 31, 2017 (dollars in thousands):

September 30, 2018
			Weighted Average
Current Coupon Rate	Number of Loans	Principal Balance	Original LTV	Original FICO Score(1)	Expected Life (years)	Contractual Maturity (years)	Coupon Rate
3.01 – 4.00%	69	$22,732	61.4%	738	7.5	29.3	3.9%
4.01– 5.00%	1,159	405,934	62.2%	734	3.6	28.8	4.7%
5.01 – 6.00%	708	238,961	63.2%	709	2.8	28.0	5.4%
6.01 – 7.00%	11	6,685	64.9%	748	1.4	25.4	6.3%
7.01 - 8.00%	1	357	70.0%	777	1.9	29.3	7.2%
8.01 - 9.00%	1	94	70.0%	689	1.9	29.3	8.4%
Total	1,949	$674,763	62.6%	727	3.4	28.5	4.9%

(1)
The original FICO score is not available for 240 loans with a principal balance of approximately $81.6 million at September 30, 2018. The Company has excluded these loans from the weighted average computations.

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

The following table presents the various states across the United States in which the collateral securing the Company’s Residential Whole-Loans at September 30, 2018 and December 31, 2017, based on principal balance, is located (dollars in thousands):

September 30, 2018			December 31, 2017
State	State Concentration	Principal Balance	State	State Concentration	Principal Balance
California	68.8%	$463,638	California	62.2%	$144,321
New York	15.6%	105,435	New York	24.4%	56,631
Georgia	2.9%	19,324	Georgia	4.3%	10,061
Washington	2.2%	14,886	Washington	4.0%	9,244
Massachusetts	1.3%	8,504	Massachusetts	3.9%	9,114
Other	9.2%	62,976	Other	1.2%	2,899
Total	100.0%	$674,763	Total	100.0%	$232,270

Residential Bridge Loans

The Residential Bridge Loans are comprised of short-term non-owner occupied fixed rate loans secured by single or multi-unit residential properties, with LTVs generally not to exceed 85%. The following tables present certain information about the Company’s Residential Bridge Loan investment portfolio at September 30, 2018 and December 31, 2017 (dollars in thousands):

September 30, 2018
			Weighted Average
Current Coupon Rate	Number of Loans	Principal Balance	Original LTV	Contractual Maturity (months)	Coupon Rate
6.01 – 7.00%	14	$5,264	61.8%	2.6	6.7%
7.01 – 8.00%	127	57,820	72.9%	6.5	7.7%
8.01 – 9.00%	213	94,873	70.2%	5.4	8.7%
9.01 – 10.00%	189	59,927	72.3%	5.5	9.7%
10.01 – 11.00%	71	16,651	71.3%	5.0	10.6%
11.01 – 12.00%	37	9,121	63.5%	6.1	11.4%
12.01 – 13.00%	9	1,866	73.3%	6.8	12.7%
13.01 – 14.00%	1	88	65.0%	7.0	14.0%
17.01 – 18.00%	12	3,569	74.0%	4.3	18.0%
Total	673	$249,179	71.1%	5.6	9.1%

December 31, 2017
			Weighted Average
Current Coupon Rate	Number of Loans	Principal Balance	Original LTV	Contractual Maturity (months)	Coupon Rate
5.01 - 6.00%	9	$4,016	64.5%	10.8	5.9%
6.01 - 7.00%	64	18,420	67.8%	10.6	6.7%
7.01 – 8.00%	98	25,608	66.4%	9.5	7.6%
8.01 – 9.00%	56	19,728	70.3%	11.9	8.9%
9.01 – 10.00%	67	25,001	73.3%	6.8	9.7%
10.01 – 11.00%	36	10,656	75.4%	5.0	10.8%
11.01 – 12.00%	2	919	89.8%	8.2	11.4%
17.01 – 18.00%	8	1,520	73.8%	5.9	18.0%
Total	340	$105,868	70.1%	9.0	8.6%

The following table presents the U.S. states in which the collateral securing the Company’s Residential Bridge Loans at September 30, 2018 and December 31, 2017, based on principal balance, is located (dollars in thousands):

September 30, 2018			December 31, 2017
State	Concentration	Principal Balance	State	Concentration	Principal Balance
California	48.2%	$119,784	California	48.2%	$51,080
New York	9.5%	23,791	Florida	13.4%	14,199
Florida	6.6%	16,354	Washington	6.3%	6,645
New Jersey	5.5%	13,723	New York	4.4%	4,703
Texas	4.8%	11,964	Texas	4.4%	4,660
Other	25.4%	63,563	Other	23.3%	24,581
Total	100.0%	$249,179	Total	100.0%	$105,868

Non-performing Loans

Residential Whole-Loans

As of September 30, 2018, there was one Residential Whole-Loan in non-accrual status with a current unpaid principal balance of $806 thousand and a fair value of $787 thousand. This nonperforming loan represents approximately 0.1% of the total outstanding principal balance. No allowance and provision for credit losses was recorded for this loan as of and for the three and nine months ended September 30, 2018 since the Company elected the fair value option. The Company stopped accruing interest income for this loan when it became contractually 90 days delinquent.

As of December 31, 2017, there was one Residential Whole-Loan in non-accrual status with a current unpaid principal balance of $579 thousand and a fair value of $570 thousand. This nonperforming loan represents approximately 0.2% of the total outstanding principal balance. No allowance for credit losses for this loan as of December 31, 2017 and no provision for credit losses for the three and nine months ended September 30, 2017 was recorded since the Company elected the fair value option. The Company stopped accruing interest income for this loan when it became contractually 90 days delinquent.

Residential Bridge Loans

As of September 30, 2018, there were 11 Residential Bridge Loans carried at amortized cost in non-accrual status with an unpaid principal balance of approximately $4.2 million and 4 Residential Bridge Loans carried at fair value in non-accrual status with an unpaid principal balance of approximately $727 thousand. These nonperforming loans represent approximately 2.0% of the total outstanding principal balance. These loans are collateral dependent with a weighted average original LTV of 74%. No allowance and provision for credit losses was recorded for loans carried at amortized costs as of and for the three and nine months ended September 30, 2018 since the fair value of the collateral balance less the cost to sell was in excess of the outstanding principal and interest balances. No allowance and provision for credit losses was recorded for loans carried at fair value as of and for the three and nine months ended September 30, 2018 since the Company elected the fair value option. The Company stopped accruing interest income for this loan when it became contractually 90 days delinquent.

As of December 31, 2017, there were 9 Residential Bridge Loans carried at amortized cost in non-accrual status with an unpaid principal balance of approximately $1.8 million. These nonperforming loans represent approximately 1.7% of the total outstanding principal balance. These loans are collateral dependent with a weighted average original LTV of 74%. No allowance for credit losses as of as December 31, 2017 and no provision for credit losses for the three and nine months ended September 30, 2017 was recorded since the fair value of the collateral balance less the cost to sell was in excess of the outstanding principal and interest balances.

Note 6 — Commercial Loans

Securitized Commercial Loans

Securitized commercial loans is comprised of commercial loans from consolidated third party sponsored CMBS VIE's. At September 30, 2018, the Company had variable interests in two CMBS VIEs, CMSC Trust 2015 - Longhouse MZ and RETL 2018- RVP, that it determined it was the primary beneficiary and was required to consolidate. The commercial loans that serve as collateral for the securitized debt issued by these VIE's can only be used to settle the securitized debt. Refer to Note 7 - "Financings" for details on the associated securitized debt. The Company assesses modifications to VIEs on an ongoing basis to determine if a significant reconsideration event has occurred that would change the Company’s initial consolidation assessment.

CMSC Trust 2015 - Longhouse MZ

In November 2015, the Company acquired a $14.0 million interest in the trust certificate issued by CMSC Trust 2015 - Longhouse MZ (“CMSC Trust”), with an outstanding balance of $13.8 million and a fair value of $13.8 million at September 30, 2018. The Company determined that CMSC Trust was a VIE and that the Company was the primary beneficiary because it was involved in certain aspects of the design of the trust, has certain oversight rights on defaulted assets and has other significant decision making powers. In addition, the Company has the obligation to absorb losses to the extent of its ownership interest and the right to receive benefits from the trust that the Company believes could potentially be significant to the trust. As the primary beneficiary, the Company was required to consolidate CMSC Trust and accordingly its $13.8 million investment in CMSC Trust was eliminated in consolidation. The CMSC Trust holds a $24.6 million mezzanine loan collateralized by interests in commercial real estate.  The mezzanine loan serves as collateral for the $24.6 million of trust certificates issued. Refer to Note 7 - "Financings" for details on the associated securitized debt.

RETL 2018-RVP

In March 2018, the Company acquired a $67.8 million interest in the trust certificate issued by RETL 2018-RVP (“RETL Trust”), which represents the 5% eligible horizontal residual interest under the Credit Risk Retention Rules of Section 15G of the Exchange Act. Under the credit risk retention rules, the Company must retain its investment for five years and is limited in its ability to finance and hedge its investment. The trust certificate's pass-through rate is one month LIBOR plus 9.5%. The outstanding balance and the fair value of the Company's interest in the trust were $58.0 million and $58.2 million, respectively, at September 30, 2018. The Company determined that RETL Trust was a VIE and that the Company was the primary beneficiary because the Manager was involved in certain aspects of the design of the trust and the Company together with other related party entities own more than 50% of the controlling class. The owner of 50% or more of the controlling class has certain oversight rights on defaulted assets and has other significant decision making powers. In addition, the Company has the obligation to absorb losses to the extent of its ownership interest from the trust that the Company believes could potentially be significant to the trust. As the primary beneficiary, the Company was required to consolidate RETL and accordingly its investment in RETL was eliminated in consolidation. The RETL Trust holds a commercial loan collateralized by first mortgages, deeds of trusts and interests in commercial real estate. The outstanding principal balance on this commercial loan is $1.15 billion as of September 30, 2018. The loan's stated maturity date is February 9, 2021 (subject to the borrower's option to extend the initial stated maturity date for two successive one-year terms) and bears an interest rate of one month LIBOR plus 3.15%. The commercial loan serves as collateral for the $1.15 billion of securitized debt issued. Refer to Note 7 - "Financings" for details on the associated securitized debt.

Commercial Loans

In March 2018, the Company acquired a $20.0 million interest-only mezzanine loan secured by a partnership interest in an entity that owns a hotel. The mezzanine loan has a maturity date of December 9, 2019 with three one-year extension options and bears an interest rate of one month LIBOR plus 6.5%.

In June 2018, the Company acquired a $30.0 million interest-only commercial loan. The loan is secured by a hotel. The loan has a maturity date of June 9, 2020 with a one-year extension option and bears an interest rate of one month LIBOR plus 4.5%. On August 3, 2018 the loan was transfered into our Residential Whole Loan Trust RMI 2015 Trust.

Commercial Loan Trust

Revolving Small Balance Commercial Trust 2018-1

In March 2018, the Company formed the Revolving Small Balance Commercial Trust 2018-1 ("RSBC Trust") to acquire commercial real estate mortgage loans. In March 2018, RSBC Trust acquired a $20.6 million interest-only first lien commercial mortgage loan ("SBC-Loan 1") collateralized by three assisted care living facilities. The loan matures on March 6, 2019 and bears an interest rate of one month LIBOR plus 4.75%. In August 2018, SBC-Loan 1 was paid in full.

In July 2018, RSBC Trust acquired a $45.2 million interest-only commercial real estate mortgage loan ("SBC-Loan 2") secured by skilled nursing facilities. SBC-Loan 2 matures on July 6, 2020 with two extension options of one year each and bears an interest rate of one month LIBOR plus 4.25% subject to a LIBOR floor of 1.25%.

In September 2018, RSBC Trust acquired a $49.6 million interest-only commercial real estate mortgage loan ("SBC-Loan 3") secured by assisted care living facilities. SBC-Loan 3 matures on September 6, 2021 with a one extension option of one year and bears an interest rate of one month LIBOR plus 5.30%, subject to a LIBOR floor of 1.90% and a LIBOR cap of 3.50%.

The Company determined that the wholly owned RSBC Trust was a VIE and that the Company was the primary beneficiary because it was involved in the design of the trust and holds significant decision making powers. In addition, the Company has the obligation to absorb losses to the extent of its ownership interest and the right to receive benefits from the trust that could potentially be significant to the trust. As of September 30, 2018, the Company financed the trust certificate with $61.6 million of repurchase agreement borrowings, which is a liability held outside the trust.

Consolidated Securitized Commercial Loan Trusts and Commercial Loan Trust

The Company assesses modifications to VIEs on an ongoing basis to determine if a significant reconsideration event has occurred that would change the Company’s initial consolidation assessment.  The three consolidated trusts, CMSC Trust, RETL Trust and RSBC Trust collectively hold four commercial loans as of September 30, 2018.

The following table presents a summary of the assets and liabilities of the three consolidated trusts included in the Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017 (dollars in thousands):

	September 30, 2018	December 31, 2017
Restricted cash	$100,138	$—
Securitized commercial loans, at fair value	1,191,048	24,876
Commercial Loans, at fair value	93,846	—
Interest receivable	3,544	161
Total assets	$1,388,576	$25,037
Securitized debt, at fair value	$1,119,089	$10,945
Interest payable	2,487	70
Accounts payable and accrued expenses	15	1
Other liabilities	100,138	—
Total liabilities	$1,221,729	$11,016

The Company’s risk with respect to its investment in each commercial loan trust is limited to its direct ownership in the trust. The commercial loans held by the consolidated trusts are held solely to satisfy the liabilities of the trust, and creditors of the trust have no recourse to the general credit of the Company. The assets of a consolidated trust can only be used to satisfy the obligations of that trust. The Company is not contractually required and has not provided any additional financial support to the trusts for the three and nine months ended September 30, 2018 and September 30, 2017.

The following table presents the components of the carrying value of the commercial real estate loans as of September 30, 2018 and December 31, 2017 (dollars in thousands):

	CMSC Trust Securitized Commercial Loan, at Fair Value		RETL Trust Securitized Commercial Loan, at Fair Value		RSBC Trust Commercial Loans, at Fair Value		Commercial Loans, at Fair Value
	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Principal balance	$24,556	$24,846	$1,154,283	$—	$94,787	$—	$50,000	$—
Unamortized premium	—	—	1,027	—	—	—	—	—
Unamortized discount	—	—	—	—	(445)	—	(232)	—
Amortized cost	24,556	24,846	1,155,310	—	94,342	—	49,768	—
Gross unrealized gains	86	30	11,096	—	—	—	380	—
Gross unrealized losses	—	—	—	—	(496)	—	(43)	—
Fair value	$24,642	$24,876	$1,166,406	$—	$93,846	$—	$50,105	$—

Note 7— Financings

Repurchase Agreements

The Company primarily finances its investment acquisitions with repurchase agreements. The repurchase agreements bear interest at a contractually agreed-upon rate and typically have terms ranging from one month to six months.  The Company’s repurchase agreement borrowings are accounted for as secured borrowings when the Company maintains effective control of the financed assets.  Under the repurchase agreements, the respective counterparties retain the right to determine the fair value of the underlying collateral. A reduction in the value of pledged assets requires the Company to post additional securities as collateral, pay down borrowings or establish cash margin accounts with the counterparties in order to re-establish the agreed-upon collateral requirements, and is referred to as a margin call.  The inability of the Company to post adequate collateral for a margin call by a counterparty, in a timeframe as short as the close of the same business day, could result in a condition of default under the Company’s repurchase agreements, thereby enabling the counterparty to liquidate the collateral pledged by the Company, which may have a material adverse effect on the Company’s financial position, results of operations and cash flows.

     Certain of the repurchase agreements provide the counterparty with the right to terminate the agreement if the Company does not maintain certain equity and leverage metrics, the most restrictive of which include a limit on leverage based on the composition of the Company’s portfolio.  For all the repurchase agreements with outstanding borrowings, the Company was in compliance with the terms of such financial tests as of September 30, 2018.

As of September 30, 2018, the Company had master repurchase agreements with 28 counterparties.  As of September 30, 2018, the Company had borrowings under repurchase agreements with 16 counterparties. The following table summarizes certain characteristics of the Company’s repurchase agreements at September 30, 2018 and December 31, 2017 (dollars in thousands):

	September 30, 2018			December 31, 2017
Securities Pledged	Repurchase Agreement Borrowings	Weighted Average Interest Rate on Borrowings Outstanding at end of period	Weighted Average Remaining Maturity (days)	Repurchase Agreement Borrowings	Weighted Average Interest Rate on Borrowings Outstanding at end of period	Weighted Average Remaining Maturity (days)
Agency RMBS	$393,486	2.39%	60	$665,919	1.62%	61
Agency CMBS	1,833,352	2.36%	62	2,035,222	1.53%	53
Non-Agency RMBS	71,117	3.70%	31	46,530	2.76%	41
Non-Agency CMBS (1)	212,282	3.79%	48	154,325	2.98%	40
Residential Whole-Loans (2)	585,178	3.65%	35	189,270	3.66%	8
Residential Bridge Loans (2)	216,917	4.37%	26	100,183	4.05%	59
Commercial loans (2)	87,567	4.33%	27	—	—%	—
Securitized commercial loans (2)	7,599	3.99%	12	—	—%	—
Other securities	61,821	3.86%	29	60,237	2.94%	23
Borrowings under repurchase agreements	$3,469,319	2.90%	52	$3,251,686	1.86%	51

(1)	Includes approximately $22.6 million of repurchase agreement borrowings related to securities sold in September 2018 that was paid off when the sale settled in October 2018.

(2)	Repurchase agreement borrowings on loans owned are through trust certificates. The trust certificates are eliminated upon consolidation.

      At September 30, 2018 and December 31, 2017, repurchase agreements collateralized by investments had the following remaining maturities:

(dollars in thousands)	September 30, 2018	December 31, 2017
Overnight	$—	$—
1 to 29 days	1,494,121	1,387,599
30 to 59 days	332,521	665,656
60 to 89 days	1,531,084	871,819
90 to 119 days	111,593	—
Greater than or equal to 120 days	—	326,612
Total	$3,469,319	$3,251,686

At September 30, 2018, the following table reflects amounts of collateral at risk under its repurchase agreements greater than 10% of the Company's equity with any counterparty (dollars in thousands):

	September 30, 2018
Counterparty	Amount of Collateral at Risk, at fair value	Weighted Average Remaining Maturity (days)	Percentage of Stockholders’ Equity
Credit Suisse AG, Cayman Islands Branch	$88,584	29	16.5%
Nomura Securities International Inc.	72,697	29	13.6%
UBS AG, London Branch	65,095	33	12.2%
Citigroup Global Markets Inc.	56,038	80	10.5%

Collateral for Borrowings under Repurchase Agreements

The following table summarizes the Company’s collateral positions, with respect to its borrowings under repurchase agreements at September 30, 2018 and December 31, 2017 (dollars in thousands):

	September 30, 2018			December 31, 2017
	Assets Pledged	Accrued Interest	Assets Pledged and Accrued Interest	Assets Pledged	Accrued Interest	Assets Pledged and Accrued Interest
Assets pledged for borrowings under repurchase agreements:
Agency RMBS, at fair value	$403,339	$1,608	$404,947	$690,255	$2,601	$692,856
Agency CMBS, at fair value	1,922,520	5,391	1,927,911	2,143,340	5,454	2,148,794
Non-Agency RMBS, at fair value	98,863	718	99,581	58,127	160	58,287
Non-Agency CMBS, at fair value(3)	286,728	1,223	287,951	208,062	1,100	209,162
Residential Whole-Loans, at fair value (1)	684,463	4,778	689,241	237,423	1,754	239,177
Residential Bridge Loans (1)	249,471	3,975	253,446	106,673	1,443	108,116
Commercial Loans, at fair value (1)	123,677	789	124,466	—	—	—
Securitized commercial loans, at fair value (1)	13,800	85	13,885	—	—	—
Other securities, at fair value	92,391	179	92,570	89,823	105	89,928
Cash (2)	18,625	—	18,625	23,591	—	23,591
Total	$3,893,877	$18,746	$3,912,623	$3,557,294	$12,617	$3,569,911

(1)	Loans owned through trust certificates are pledged as collateral. The trust certificates are eliminated upon consolidation.

(2)	Cash posted as collateral is included in "Due from counterparties" in the Company’s Consolidated Balance Sheets.

(3)	Assets pledge included $35 million of investment related receivable related to the unsettled sale of Non-Agency CMBS.

A reduction in the value of pledged assets typically results in the repurchase agreement counterparties initiating a margin call.  At September 30, 2018 and December 31, 2017, investments held by counterparties as security for repurchase agreements totaled approximately $3.9 billion and approximately $3.5 billion, respectively.  Cash collateral held by counterparties at September 30, 2018 and December 31, 2017 was approximately $18.6 million and approximately $23.6 million, respectively.  Cash posted by repurchase agreement counterparties at September 30, 2018 and December 31, 2017, was $700 thousand and approximately $1.5 million, respectively.  In addition, at September 30, 2018 and December 31, 2017, the Company held securities with a fair value of $168 thousand and $306 thousand, respectively, received as collateral from its repurchase agreement counterparties to satisfy margin requirements.  The Company has the ability to repledge collateral received from its repurchase counterparties.

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

Securitized Debt

CMSC Trust 2015 - Longhouse MZ

CMSC Trust issued $25.0 million in commercial pass-through certificates. The outstanding balance of the trust certificates was $24.6 million at September 30, 2018, with a fair value of $24.6 million. The trust certificates bear a fixed interest rate of 8.9% and mature on July 6, 2020. The Company owns $13.8 million of the trust certificates which was eliminated in consolidation and the remaining $10.8 million is held by related parties and is carried at a fair value of $10.8 million.

RETL 2018-RVP

The following table summarizes RETL Trust's commercial mortgage pass-through certificates at September 30, 2018 (dollars in thousands):

Classes	Principal Balance	Coupon	Fair Value	Contractual Maturity
Class A	$448,033	3.3%	$449,570	2/15/2021
Class B	136,120	3.9%	136,800	2/15/2021
Class C	117,908	4.2%	118,718	2/15/2021
Class D	104,228	4.9%	105,141	2/15/2021
Class E	141,507	6.7%	143,456	2/15/2021
Class F	137,060	8.2%	138,948	2/15/2021
Class G	11,457	9.7%	11,592	2/15/2021
Class HRR	57,971	11.7%	58,156	2/15/2021
Class X-CP(1)	N/A	2.6%	1,420	3/11/2019
Class X-EXT(1)	N/A	—%	2,606	2/15/2021
	$1,154,284		$1,166,407

(1) Class X-CP and Class X-EXT are interest-only classes with a notional balance of $104.2 million each.

The Company owns the HRR certificates which are eliminated in consolidation. Of the remaining outstanding principal balance of $1.1 billion, excluding the interest-only securities, of trust certificates, $298.5 million is owned by related parties and $797.9 million owned by third parties. The securitized debt of the RETL Trust can only be settled with the commercial loan that serves as collateral for the securitized debt and is non-recourse to the Company.

Note 8 — Derivative Instruments

The Company’s derivatives may include interest rate swaps, options, futures contracts, TBAs, Agency and Non-Agency Interest-Only Strips that are classified as derivatives, credit default swaps and total return swaps.

The following table summarizes the Company’s derivative instruments at September 30, 2018 and December 31, 2017 (dollars in thousands):

			September 30, 2018		December 31, 2017
Derivative Instrument	Accounting Designation	Consolidated Balance Sheets Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate swaps, asset	Non-Hedge	Derivative assets, at fair value	$572,400	$200	$—	$—
Options, asset	Non-Hedge	Derivative assets, at fair value	100,000	109	320,000	100
Futures contracts, asset	Non-Hedge	Derivative assets, at fair value	280,000	1,703	480,000	628
TBA securities, asset	Non-Hedge	Derivative assets, at fair value	600,000	688	—	—
Total derivative instruments, assets				2,700		728

Interest rate swaps, liability	Non-Hedge	Derivative liability, at fair value	3,739,400	(1,414)	3,252,200	(4,191)
Options, liability	Non-Hedge	Derivative liability, at fair value	—	—	320,000	(50)
Credit default swaps, liability	Non-Hedge	Derivative liability, at fair value	64,747	(362)	14,815	(95)
TBA securities, liability	Non-Hedge	Derivative liability, at fair value	200,000	(383)	125,000	(10)
Total derivative instruments, liabilities				(2,159)		(4,346)
Total derivative instruments, net				$541		$(3,618)

The following tables summarize the effects of the Company’s derivative positions, including Interest-Only Strips characterized as derivatives and TBAs, which are reported in "Gain (loss) on derivative instruments, net" in the Consolidated Statements of Operations for the three and nine months ended September 30, 2018 and September 30, 2017 (dollars in thousands):

	Realized Gain (Loss), net
Description	Other Settlements / Expirations	Variation Margin Settlement	Return (Recovery) of Basis	Mark-to-Market	Contractual interest income (expense), net(1)	Total
Three months ended September 30, 2018
Interest rate swaps	$95	$25,250	$772	$(3,742)	$1,190	$23,565
Interest-Only Strips— accounted for as derivatives	—	—	(996)	(929)	1,209	(716)
Options	—	—	—	(253)	—	(253)
Futures contracts	4,232	—	—	(1,994)	—	2,238
Credit default swaps	(83)	—	—	(492)	—	(575)
TBAs	(8)	—	—	374	—	366
Total	$4,236	$25,250	$(224)	$(7,036)	$2,399	$24,625

Three months ended September 30, 2017
Interest rate swaps	$(38)	$9,564	$92	$(2,028)	$(1,764)	$5,826
Interest-Only Strips— accounted for as derivatives	—	—	(1,486)	351	1,816	681
Options	(957)	—	—	477	—	(480)
Futures contracts	(77)	—	—	—	—	(77)
Foreign currency forwards	45	—	—	(15)	—	30
Total return swaps	(52)	—	—	329	95	372
TBAs	577	—	—	288	—	865
Total	$(502)	$9,564	$(1,394)	$(598)	$147	$7,217

	Realized Gain (Loss), net
Description	Other Settlements / Expirations	Variation Margin Settlement	Return (Recovery) of Basis	Mark-to-Market	Contractual interest income (expense), net	Total
Nine months ended September 30, 2018
Interest rate swaps	$114	$123,114	$1,064	$(1,497)	$886	$123,681
Interest-Only Strips— accounted for as derivatives	—	—	(2,970)	(959)	3,642	(287)
Options	(518)	—	—	47	—	(471)
Futures contracts	8,824	—	—	1,075	—	9,899
Credit default swaps	(125)	—	—	(441)	—	(566)
TBAs	126	—	—	315	—	441
Total	$8,421	$123,114	$(1,906)	$(1,460)	$4,528	$132,697

Nine months ended September 30, 2017
Interest rate swaps	$(150,593)	$(7,966)	$378	$156,102	$(12,662)	$(14,741)
Interest rate swaptions	(115)	—	—	—	—	(115)
Interest-Only Strips— accounted for as derivatives	526	—	(5,055)	(783)	6,229	917
Options	(892)	—	—	(134)	—	(1,026)
Futures contracts	(9,230)	—	—	2,416	—	(6,814)
Foreign currency forwards	25	—	—	43	—	68
Total return swaps	(552)	—	—	1,673	469	1,590
TBAs	3,148	—	—	938	—	4,086
Total	$(157,683)	$(7,966)	$(4,677)	$160,255	$(5,964)	$(16,035)

At September 30, 2018 and December 31, 2017, the Company had cash pledged as collateral for derivatives which represents upfront cash collateral upon the Company entering into the derivative transaction and cash collateral for derivatives not cleared through the Chicago Mercantile Exchange ("CME"), of approximately $62.9 million and approximately $63.3 million, respectively, which is reported in "Due from counterparties" in the Consolidated Balance Sheets. The Company also held cash collateral against derivatives of $368 thousand and $0 at September 30, 2018 and December 31, 2017, respectively, which is reported in "Due to counterparties" in the Consolidated Balance Sheets.

Interest rate swaps and interest rate swaptions

The Company enters into interest rate swaps and interest rate swaptions to mitigate its exposure to higher short-term interest rates in connection with its repurchase agreements.  Interest rate swaps generally involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the interest rate swap without exchange of the underlying notional amount.  Notwithstanding the foregoing, in order to manage its hedge position with regard to its liabilities, the Company on occasion will enter into interest rate swaps which involve the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the interest rate swap without exchange of the underlying notional amount. The Company also enters into forward starting swaps and interest rate swaptions to help mitigate the effects of changes in interest rates on a portion of its borrowings under repurchase agreements. Interest rate swaptions provide the Company the option to enter into an interest rate swap agreement for a predetermined notional amount, stated term and pay and receive interest rates in the future.  The Company generally enters into MAC (Market Agreed Coupon) interest rate swaps in which it may receive or make a payment at the time of entering such interest rate swap to compensate for the out of the market nature of such interest rate swap.  Similar to all other interest rate swaps, these interest rate swaps are also subject to margin requirements as previously described.

The Company has not elected to account for its interest rate swaps as “hedges” under GAAP, accordingly the change in fair value of the interest rate swaps not designated in hedging relationships are recorded together with periodic net interest settlement amounts in "Gain (loss) on derivatives instruments, net" in the Consolidated Statements of Operations.

Interest Rate Swaps

The following tables provide additional information on our fixed pay interest rate swaps and the variable pay interest rate swap as of September 30, 2018 and December 31, 2017 (dollars in thousands):

	September 30, 2018
Fixed Pay Interest Rate Swap Remaining Term	Notional Amount	Average Fixed Pay Rate	Average Floating Receive Rate	Average Maturity (Years)	Forward Starting (1)
1 year or less	$400,000	1.5%	2.3%	0.8	—%
Greater than 1 year and less than 3 years	200,000	1.8%	2.3%	1.7	—%
Greater than 3 years and less than 5 years	1,164,700	2.4%	2.3%	4.1	—%
Greater than 5 years	2,064,700	2.7%	2.3%	10.2	29.0%
Total	$3,829,400	2.4%	2.3%	6.9	15.6%

	September 30, 2018
Variable Pay Interest Rate Swap Remaining Term	Notional Amount	Average Variable Pay Rate	Average Fixed Receive Rate	Average Maturity (Years)	Forward Starting (1)
Greater than 5 years	$482,400	2.3%	2.4%	8.6	—%
Total	$482,400	2.3%	2.4%	8.6	—%

	December 31, 2017
Fixed Pay Interest Rate Swap Remaining Term	Notional Amount	Average Fixed Pay Rate	Average Floating Receive Rate	Average Maturity (Years)	Forward Starting (1)
Greater than 1 year and less than 3 years	$600,000	1.6%	1.5%	1.8	—%
Greater than 3 years and less than 5 years	960,000	2.0%	1.4%	4.3	—%
Greater than 5 years	1,692,200	2.5%	1.4%	10.5	90.2%
Total	$3,252,200	2.2%	1.4%	7.1	46.9%

(1) Represents the percentage of notional that is forward starting.

The Company had no variable pay interest rate swap as of December 31, 2017.

As of September 30, 2018 and December 31, 2017, the Company has entered into fixed-pay forward starting interest rate swaps of approximately $599.3 million and $1.5 billion, respectively, which have weighted average forward starting dates of 2.6 months and 4.0 months, respectively.

Options

The Company may enter into options on U.S. Treasuries and Eurodollar instruments. As of September 30, 2018, the Company had long position options on U.S. Treasuries with a notional amount of $100.0 million and a fair value in an asset position of $109 thousand. As of December 31, 2017, the Company had long position options on U.S. Treasuries with a notional amount of $320.0 million and a fair value in an asset position of $100 thousand and short position options on U.S. Treasuries with a notional amount of $320.0 million and a fair value in a liability position of $50 thousand.

Futures Contracts

The Company may enter into Eurodollar, Volatility Index, and U.S. Treasury futures. As of September 30, 2018, the Company entered into contracts to sell or short positions for U.S. Treasuries with a notional amount of $280.0 million, a fair value in an asset position of $1.7 million and an expiration date of December 2018. As of December 31, 2017, the Company had entered into contracts to buy or long positions for U.S. Treasuries with a notional amount of $480.0 million, a fair value in an asset position of $628 thousand and an expiration date of March 2018.

To-Be-Announced Securities

The Company purchased or sold TBAs during the nine months ended September 30, 2018 and the year ended December 31, 2017. The following is a summary of the Company's long and short TBA positions as of September 30, 2018 and December 31, 2017 reported in "Derivative assets, at fair value" and "Derivative liability, at fair value" in the Consolidated Balance Sheets (dollars in thousands):

	September 30, 2018		December 31, 2017
	Notional Amount	Fair Value	Notional Amount	Fair Value
Purchase contracts, asset	$400,000	$641	$—	$—
Sale contracts, asset	(200,000)	47	—	—
TBA securities, asset	200,000	688	—	—
Purchase contracts, liability	—	—	125,000	(10)
Sale contracts, liability	(200,000)	(383)	—	—
TBA securities, liability	(200,000)	(383)	125,000	(10)
TBA securities, net	$—	$305	$125,000	$(10)

The following tables present additional information about the Company’s contracts to purchase and sell TBAs for the nine months ended September 30, 2018 and the year ended December 31, 2017 (dollars in thousands):

	Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount
	December 31, 2017			September 30, 2018
Purchase of TBAs	$125,000	$5,525,000	$(5,250,000)	$400,000
Sale of TBAs	$—	$5,650,000	$(5,250,000)	$400,000

	Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount
	December 31, 2016			December 31, 2017
Purchase of TBAs	$—	$5,843,200	$(5,718,200)	$125,000
Sale of TBAs	$—	$5,718,200	$(5,718,200)	$—

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

Credit Default Swaps

As of September 30, 2018, the Company had entered into credit default swaps with a notional amount of $64.7 million and a fair value in net liability position of $362 thousand. As of December 31, 2017, the Company had entered into credit default swaps with a notional amount of $14.8 million and a fair value in a liability position of $95 thousand. Under these instruments, the Company makes a monthly premium payment over the term of the contract in exchange for the counterparty making a payment to the Company for losses of the reference securities, upon the occurrence of a specified credit event.

Note 9 — Offsetting Assets and Liabilities

The following tables present information about certain assets and liabilities that are subject to master netting agreements (or similar agreements) and can potentially be offset in the Company’s Consolidated Balance Sheets at September 30, 2018 and December 31, 2017 (dollars in thousands):

	September 30, 2018
	Gross Amounts	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
Description				Financial Instruments(1)	Cash Collateral (1)
Derivative Assets
Agency and Non-Agency Interest-Only Strips, accounted for as derivatives included in MBS	$12,247	$—	$12,247	$(10,369)	$—	$1,878
Derivative asset, at fair value(2)	2,700	—	2,700	(575)	(368)	1,757
Total derivative assets	$14,947	$—	$14,947	$(10,944)	$(368)	$3,635

Derivative Liabilities and Repurchase Agreements
Derivative liability, at fair value(2)(3)	$2,159	$—	$2,159	$(575)	$(1,576)	$8
Repurchase Agreements(4)	3,469,319	—	3,469,319	(3,469,319)	—	—
Total derivative liability	$3,471,478	$—	$3,471,478	$(3,469,894)	$(1,576)	$8

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

(3)	Cash collateral pledged against the Company’s derivative counterparties was approximately $62.9 million as of September 30, 2018.

(4)	The carrying value of investments pledged against the Company’s repurchase agreements was approximately $3.9 billion as of September 30, 2018.

	December 31, 2017
	Gross Amounts	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments(1)	Cash Collateral (1)
Derivative Assets
Agency and Non-Agency Interest-Only Strips, accounted for as derivatives included in MBS	$16,176	$—	$16,176	$(11,633)	$—	$4,543
Derivative asset, at fair value(2)	728	—	728	(50)	—	678
Total derivative assets	$16,904	$—	$16,904	$(11,683)	$—	$5,221

Derivative Liabilities and Repurchase Agreements
Derivative liability, at fair value(2)(3)	$4,346	$—	$4,346	$(50)	$(4,270)	$26
Repurchase Agreements(4)	3,251,686	—	3,251,686	(3,251,686)	—	—
Total derivative liability	$3,256,032	$—	$3,256,032	$(3,251,736)	$(4,270)	$26

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

Note 10 — Related Party Transactions

Management Agreement

In connection with the Company’s initial public offering ("IPO") in May 2012, the Company entered into a management agreement (the “Management Agreement”) with the Manager, which describes the services to be provided by the Manager and compensation for such services.  The Manager is responsible for managing the Company’s operations, including: (i) performing all of its day-to-day functions; (ii) determining investment criteria in conjunction with the Board of Directors; (iii) sourcing, analyzing and executing investments, asset sales and financings; (iv) performing asset management duties; and (v) performing financial and accounting management, subject to the direction and oversight of the Company’s Board of Directors. Pursuant to the terms of the Management Agreement, the Manager is paid a management fee equal to 1.50% per annum of the Company’s stockholders’ equity (as defined in the Management Agreement), calculated and payable (in cash) quarterly in arrears. For purposes of calculating the management fee, “stockholders’ equity” means the sum of the net proceeds from any issuances of the Company’s equity securities since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus retained earnings, calculated in accordance with GAAP, at the end of the most recently completed fiscal quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less any amount paid for repurchases of the Company’s shares of common stock, excluding any unrealized gains or losses on our investments and derivatives and other non-cash items (excluding OTTI ) that have impacted stockholders' equity as reported in the Company’s consolidated financial statements prepared in accordance with GAAP, regardless of whether such items are included in other comprehensive income or loss, or in net income, and excluding one-time events pursuant to changes in GAAP and certain other non-cash charges after discussions between the Manager and the Company’s independent directors and after approval by a majority of the Company’s independent directors. However, if the Company’s stockholders’ equity for any given quarter is negative based on the calculation described above, the Manager will not be entitled to receive any management fee for that quarter.

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
In September 2018, the Company completed a secondary public offering in which it sold 6,500,000 share of its common stock for net proceeds of approximately $67.8 million after subtracting underwriting commissions and offering expenses. Refer to Note12- "Stockholders' Equity" for details on the secondary public offering Our Manager will not earn a management fee on the newly issued equity through March 31, 2019, to reduce any impact on earnings as the Company fully deploys the capital into its target assets.
     For the three months ended September 30, 2018 and September 30, 2017, the Company incurred approximately $2.3 million and approximately $1.9 million in management fees, respectively. For the nine months ended September 30, 2018 and September 30, 2017, the Company incurred approximately $6.7 million and approximately $6.2 million in management fees, respectively.

In addition to the management fee, the Company is also responsible for reimbursing the Manager for certain expenses paid by the Manager on behalf of the Company as defined in the Management Agreement.  For the three months ended September 30, 2018 and September 30, 2017, the Company recorded expenses included in general and administrative expenses totaling approximately $205 thousand and approximately $202 thousand, respectively, related to reimbursable employee costs. For the nine months ended September 30, 2018 and September 30, 2017, the Company recorded expenses included in general and administrative expenses totaling approximately $1.3 million and approximately $1.1 million, respectively, related to reimbursable employee costs. Any such expenses incurred by the Manager and reimbursed by the Company, including the employee compensation expense, are typically included in the Company’s general and administrative expenses in the Consolidated Statements of Operations.  At September 30, 2018 and December 31, 2017, approximately $2.3 million and approximately $1.9 million, respectively, for management fees incurred but not yet paid was included in "Payable to affiliate" in the Consolidated Balance Sheets.  In addition, at September 30, 2018 and December 31, 2017, approximately $205 thousand and approximately $99 thousand, respectively, of reimbursable costs incurred but not yet paid was included in "Payable to affiliate" in the Consolidated Balance Sheets.

Note 11 — Share-Based Payments

In conjunction with the Company’s IPO and concurrent private placement, the Company’s Board of Directors approved the Western Asset Mortgage Capital Corporation Equity Plan (the “Equity Plan”) and the Western Asset Manager Equity Plan (the “Manager Equity Plan” and collectively the “Equity Incentive Plans”). The Equity Incentive Plans include provisions for grants of restricted common stock and other equity-based awards to the Manager, its employees and employees of its affiliates and to the Company’s directors, officers and employees. The Company can issue up to 3.0% of the total number of issued and outstanding shares of its common stock (on a fully diluted basis) at the time of each award (other than any shares previously issued or subject to awards made pursuant to one of the Company’s Equity Incentive Plans) under these Equity Incentive Plans. Upon the completion of the September 2018 secondary public offering, the number of shares of common stock available under the Equity Incentive Plans increased to 1,423,609. Approximately 753,205 shares have been issued under the Equity Plans with 670,404 shares available for issuance, as of September 30, 2018.

Under the Equity Plan, the Company made the following grants during the nine months ended September 30, 2018 and the year ended December 31, 2017:

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

During the nine months ended September 30, 2018 and September 30, 2017, 84,203 and 152,630 restricted common shares vested, respectively, including shares whose issuance has been deferred under the Director Deferred Fee Plan. The Company recognized stock-based compensation expense of approximately $70 thousand and approximately $218 thousand for the three months ended September 30, 2018 and September 30, 2017, respectively. The Company recognized stock-based compensation expense of approximately $195 thousand and approximately $795 thousand for the nine months ended September 30, 2018 and September 30, 2017, respectively. In addition, the Company had unamortized compensation expense of $187 thousand for equity awards and $0 for liability awards and $66 thousand for equity awards and approximately $111 thousand for liability awards at September 30, 2018 and December 31, 2017, respectively.

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

The following is a summary of restricted common stock vesting dates as of September 30, 2018 and December 31, 2017, including shares whose issuance has been deferred under the Director Deferred Fee Plan:

	September 30, 2018	December 31, 2017
Vesting Date	Shares Vesting	Shares Vesting
March 2018	—	66,667
June 2018	—	16,488
June 2019	26,708	—
	26,708	83,155

The following table presents information with respect to the Company’s restricted stock for the nine months ended September 30, 2018, including shares whose issuance has been deferred under the Director Deferred Fee Plan:

	Shares of Restricted Stock	Weighted Average Grant Date Fair Value (1)
Outstanding at beginning of period	725,449	$17.00
Granted (2)	27,756	10.78
Cancelled/forfeited	—	—
Outstanding at end of period	753,205	$16.77
Unvested at end of period	26,708	$10.81

(1)	The grant date fair value of restricted stock awards is based on the closing market price of the Company’s common stock at the grant date.

(2)	Includes 1,852 shares of restricted stock attributed to dividends on restricted stock under the Director Deferred Fee Plan.

Note 12 — Stockholders’ Equity

Warrants

On May 9, 2012, the Company entered into agreements with certain institutional investors to sell 2,231,787 warrant units. Each warrant unit consists of one share of the Company’s common stock and a warrant to purchase 0.5 of a share of the Company’s common stock, subject to adjustment. As of September 30, 2018, the adjusted exercise price of the warrants was $15.87 per share and there were a total of 1,232,916 warrant shares purchasable. The warrants expire on May 15, 2019.

At-The-Market Program
In April 2017, the Company entered into an equity distribution agreement with JMP Securities LLC under which the Company may offer and sell up to $100.0 million shares of common stock in an At-The-Market equity offering. The Company has not sold any shares under this agreement.
Secondary Public Offering
In September 2018, the Company completed a secondary public offering in which it sold 6,500,000 of its common stock, including 303,422 shares of treasury stock, at a price of $10.85 per share, for net proceeds of approximately $67.8 million after subtracting underwriting commissions and offering expenses of approximately $2.7 million. The Company used the net proceeds from the offering to opportunistically invest in its target assets in accordance with its investment guidelines.
Stock Repurchase Program

On December 21, 2017, the Board of Directors of the Company reauthorized its repurchase program of up to 2,100,000 shares of its common stock through December 31, 2019. The previous reauthorization announced on February 25, 2016 of the Company's repurchase program of up to 2,050,000 shares of its common stock expired on December 31, 2017.  Purchases made pursuant to the program will be made in the open market, in privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rules 10b5-1 and 10b-18 of the Securities and Exchange Act of 1934, as amended. The authorization does not obligate the Company to acquire any particular amount of common shares and the program may be suspended or discontinued at the Company’s discretion without prior notice. The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors.  As of September 30, 2018, the Company has repurchased 303,422 shares of common stock accounted for as treasury stock pursuant to the authorization. In September 2018, the Company re-issued all 303,422 shares in treasury stock as part of its secondary public offering.

Dividends

The following table presents cash dividends declared and paid by the Company on its common stock:

Declaration Date	Record Date	Payment Date	Amount per Share	Tax Characterization
2018
September 17, 2018	September 27, 2018	October 26, 2018	$0.31	Not yet determined
June 21, 2018	July 2, 2018	July 26, 2018	$0.31	Not yet determined
March 22, 2018	April 2, 2018	April 26, 2018	$0.31	Not yet determined
2017
December 21, 2017	January 2, 2018	January 26, 2018	$0.31	Return of capital
September 21, 2017	October 2, 2017	October 26, 2017	$0.31	Return of capital
June 20, 2017	June 30, 2017	July 26, 2017	$0.31	Return of capital
March 23, 2017	April 3, 2017	April 26, 2017	$0.31	Ordinary income

Note 13 — Net Income per Common Share

The table below presents basic and diluted net income per share of common stock using the two-class method for the three and nine months ended September 30, 2018 and September 30, 2017 (dollars, other than shares and per share amounts, in thousands):

	For the three months ended September 30, 2018	For the three months ended September 30, 2017	Nine months ended September 30, 2018	Nine months ended September 30, 2017
Numerator:
Net income attributable to common stockholders and participating securities for basic and diluted earnings per share	$20,882	$22,767	$44,064	$63,693
Less:
Dividends and undistributed earnings allocated to participating securities	54	75	112	238
Net income allocable to common stockholders — basic and diluted	$20,828	$22,692	$43,952	$63,455

Denominator:
Weighted average common shares outstanding for basic earnings per share	42,060,077	41,853,134	41,802,302	41,824,318
Weighted average common shares outstanding for diluted earnings per share	42,060,077	41,853,134	41,802,302	41,824,318
Basic earnings per common share	$0.50	$0.54	$1.05	$1.52
Diluted earnings per common share	$0.50	$0.54	$1.05	$1.52

For the three and nine months ended September 30, 2018 and September 30, 2017, the Company excluded the effects of the warrants and the convertible senior unsecured notes from the computation of diluted earnings per share since the average market value per share of the Company’s common stock was below the exercise price of the warrants and the convertible senior unsecured notes.

Note 14 — Income Taxes

As a REIT, the Company is not subject to federal income tax to the extent that it makes qualifying distributions to its stockholders and satisfies on a continuing basis, through actual investment and operating results, the REIT requirements including certain asset, income and stock ownership tests.

Based on the Company’s analysis of any potential uncertain income tax positions, the Company concluded that it does not have any uncertain tax positions that meet the recognition or measurement criteria as of September 30, 2018.  The Company files U.S. federal and state income tax returns.  As of September 30, 2018, U.S. federal tax returns filed by the Company for 2016 and 2015 and state tax returns filed for 2016, 2015, 2014 and 2013 are open for examination pursuant to relevant statutes of limitation. In the event that the Company incurs income tax related interest and penalties, the Company’s policy is to classify them as a component of its provision for income taxes.

Income Tax Provision

Subject to the limitation under the REIT asset test rules, the Company is permitted to own up to 100% of the stock of one or more taxable REIT subsidiaries ("TRS"). Currently, the Company owns one TRS that is taxable as a corporation and is subject to federal, state and local income tax on its net income at the applicable corporate rates. The TRS, which was formed in Delaware on July 28, 2014, is a limited liability company and a wholly-owned subsidiary of the Company. During the three months ended September 30, 2018 and September 30, 2017, the Company recorded a federal and state tax provision of approximately $206 thousand and tax benefit of $1.2 million, respectively, which is recorded in "Income tax provision (benefit)" in the Consolidated Statements of Operations. During the nine months ended September 30, 2018 and September 30, 2017, the Company recorded a federal and state tax provision of approximately $555 thousand and $1.3 million, respectively, which is recorded in "Income tax provision (benefit)" in the Consolidated Statements of Operations.

Deferred Tax Asset

As of September 30, 2018 and December 31, 2017, the Company recorded a deferred tax asset of approximately $3.1 million and $6.1 million relating to capital loss carryforward and temporary differences as a result of the timing of income recognition of certain investments held in the TRS. The capital loss carryforwards may only be recognized to the extent of capital gains. There is uncertainty as to the TRS ability to recognize capital gains in the future. As a result, the Company has concluded it is more likely than not the deferred tax asset will not be realized and has recorded a valuation allowance of $3.1 million and $6.1 million.

In addition, the REIT generated net operating losses ("NOLs") during the year ended December 31, 2017, related to its interest rate swap terminations, and for its California return a portion of the NOL's is apportioned to the TRS. The TRS can carryback these NOLs to each of the two preceding years and receive a refund for taxes paid. The Company recorded a deferred state tax asset relating to the NOLs of $7.6 million and $8.8 million in the REIT and $1.4 million and $765 thousand in the TRS as of September 30, 2018 and December 31, 2017, respectively. As a result, the Company has concluded it is more likely than not the deferred tax asset relating to the NOLs will not be realized with the exception of the TRS carryback to 2015 and has recorded a combined valuation allowance of $8.5 million and $9.2 million as of September 30, 2018 and December 31, 2017, respectively. The Company also recorded a deferred federal tax liability of $85 thousand and $85 thousand as of September 30, 2018 and December 31, 2017, respectively, in anticipation of the receipt of the state tax refund as a result of the carryback of the California NOL.

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
Note 15 — Contingencies

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. Management is not aware of any material contingencies at September 30, 2018.

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

Overview

Western Asset Mortgage Capital Corporation, a Delaware corporation, and its subsidiaries (the “Company” unless otherwise indicated or except where the context otherwise requires “we”, “us” or “our”) commenced operations in May 2012, focused on investing in, financing and managing a diversified portfolio of real estate related securities, whole-loans and other financial assets, which we collectively refer to as our target assets.  We are externally managed by Western Asset Management Company, LLC (our “Manager”) pursuant to the terms of a management agreement. We conduct our operations to qualify and be taxed as a real estate investment trust, or REIT, for U.S. federal income tax purposes. Accordingly, we generally will not be subject to U.S. federal income taxes on our taxable income that we distribute currently to our stockholders as long as we maintain our intended qualification as a REIT. However, certain activities that we may perform may cause us to earn income which will not be qualifying income for REIT purposes. We have designated one subsidiary as a taxable REIT subsidiary, or TRS, to engage in such activities. We also intend to operate our business in a manner that permits us to maintain our exemption from registration under the Investment Company Act of 1940, as amended (the "1940 Act"). Our common stock is traded on the New York Stock Exchange, or the NYSE, under the symbol "WMC".

Our objective is to provide attractive risk adjusted returns to our stockholders primarily through an attractive dividend, supported with sustainable core earnings, as well as the potential for higher returns through capital appreciation. Our investment strategy is based on our Manager's perspective of which mix of our target assets it believes provides us with the best risk-reward opportunities at any given time.  We also deploy leverage as part of our investment strategy to increase potential returns. We primarily finance our investments through short-term repurchase agreements.

Factors Impacting Our Operating Results

Our business is affected by general U.S. residential and commercial real estate fundamentals and the overall U.S. and international economic environment. In particular, our strategy is influenced by the specific characteristics of these markets, including but not limited to interest rate levels and credit spreads.

Our operating results can be affected by a number of factors and primarily depend on, among other things, the size of our investment portfolio, our net interest income, changes in the market value of our investments, derivative instruments and to a lesser extent realized gains and losses on the sale of our investments and termination of our derivative instruments. Our overall performance is also impacted by the supply and demand for our target assets in the market, the terms and availability of financing for such assets, general economic conditions, the impact of U.S Government actions that affect the real estate and mortgage sectors, and the unanticipated credit events experienced by borrowers whose loans are included in our MBS, as well as our Residential Whole Loans, Residential Bridge Loan and Commercial Loan borrowers.

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

Recent Market Conditions

Our Manager expects growth and inflation to improve from subdued levels, U.S. growth and inflation to be aided by fiscal stimulus, based in part on central banks signaling their path to normalization, and spread sectors to outperform in 2018 though margins are thin and emerging markets are expected to perform strongly. The first half of 2018 experienced volatility, with steadily increasing short-term interest rates. We saw wider credit spreads and spreads on Agency MBS widened. We were prepared for the move in interest rates by actively limiting our duration gap.  Our hedge portfolio helped to minimize the impact of the movement in interest rates on our book value and economic return.

In the third quarter 2018 interest continued to trend higher. The 10-year U.S. Treasury rate increased to 3.05% as of September 30, 2018, and the yield curve continued its flattening trend. Agency CMBS and credit spreads tightened during the second quarter . We earned a positive economic return for the third quarter of 3.1%, experiencing a modest increase in our book value of 0.3% as a result of the credit spread tightening in particular on our Agency CMBS portfolio.

As anticipated the Federal Reserve increased the federal funds rate by 25 basis points in September 2018, increasing the federal funds rate 75 basis points year to date as part of their continued progression towards a neutral monetary policy stance. The combination of higher interest rates coupled with higher costs associated with financing our credit sensitive investments, increased our average effective borrowing costs, excluding the consolidated VIEs, by 33 basis points, to 2.60% for the nine months ended September 30, 2018 from 2.27% as of December 31, 2017. Our average effective borrowing costs, includes the cost of our repurchase agreements and the net interest paid or received on our interest rate swap hedges.

With our current view that interest rates will continue to increase, we continue to operate with significant interest rate risk protection from our interest rate positions. This interest rate protection is intended to minimize the impact of the increase in long-term rates on our portfolio and mitigate interest rate risk to further rate increases. Our net "duration gap," which is a measure of the risk due to mismatches that can occur between the interest rate sensitivity of our assets and liabilities, inclusive of hedges, was negative .63 years as of September 30, 2018. The degree of interest rate protection and the duration gap will vary overtime given market conditions and our Manager's outlook.

We still believe the Agency RMBS sector is at risk for spread widening in the longer term. In response, During the quarter, we continued to reduce our Agency RMBS portfolio and redeploy the proceeds into credit sensitive investments such as Residential Whole Loans, Residential Bridge Loans and Non Agency CMBS.

Against this backdrop, the fundamentals in the U.S. housing market remain strong and spreads for most mortgages remained supported. Credit sensitive mortgage sectors have performed relatively well and are expected to continue to offer attractive returns.

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

Residential Whole-Loans. — Residential Whole-Loans are mortgages secured by single family residences held directly by us or through consolidated trusts with us holding the beneficial interest in the trusts. Our Residential Whole-Loans include conforming fixed rate mortgages and adjustable rate mortgages that do not qualify for the Consumer Finance Protection Bureau’s (or CFPB) safe harbor provision for “qualifying mortgages” ("Non QM" mortgages). Our Manager’s review, relating to Non QM mortgages, includes an analysis of the loan originator’s procedures and documentation for compliance with Ability to Repay requirements.  Our Residential Whole-Loans held in   We may in the future securitize the whole-loan interests, selling more senior interests in the pool of loans and retaining residual portions.  The characteristics of our Residential Whole-Loans may vary going forward.

Residential Bridge Loans. — Residential Bridge Loans are mortgages secured by non owner occupied single family and multi-family residences, typically short-term, held directly by us or through structured Non-Agency RMBS programs crafted specifically for us and other clients of our Manager.  These loans are held in a consolidated trust with us holding the beneficial interest in the trust.

Commercial Whole-Loans. — Commercial Whole-Loans are generally loans ranging from, $20 million to $100.0 million, secured by commercial real estate typically short-term loans. The collateral types may include hospitality, senior care living facilities, multifamily, office retail and industrial properties. These loans may be held directly by us or through consolidated trusts with us holding the beneficial interest in the trust.

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

Our Investment Portfolio

Our investment portfolio composition at September 30, 2018.

In November 2015, we acquired a $14.0 million Non-Agency CMBS security which resulted in the consolidation of a VIE and the initial recording of a $25.0 million securitized commercial loan and $11.0 million non-recourse securitized debt. In March 2018, we acquired a $67.8 million Non-Agency CMBS security which resulted in the consolidation of a VIE and the initial recording of a $1.3 billion securitized commercial loan and $1.3 billion non-recourse securitized debt. Refer to Note 6 - "Commercial Real Estate Investments" for details. The following table reflects the portfolio including the fair market value of the Non-Agency CMBS securities as of September 30, 2018 of $72.0 million and excludes the $1.2 billion of securitized commercial loans.

Our Financing Strategy

 We deploy leverage to increase potential returns to our stockholders and to fund the acquisition of our target assets. While we are not required to maintain any particular leverage ratio, we expect to maintain a debt-to-equity ratio of three to ten times the amount of our stockholders’ equity, excluding securitized debt. To the extent the Agency MBS percentage of our portfolio decreases, our overall leverage is likely to decrease.  The amount of leverage we use for our portfolio depends upon a variety of factors, such as, general economic, political and financial market conditions, the anticipated liquidity and price volatility of our assets, the availability and cost of financing the assets, the credit worthiness of financing counterparties and the health of the U.S. residential and commercial mortgage markets. At September 30, 2018, our aggregate debt-to-equity ratio was approximately 6.7 to 1 when we exclude our securitized debt and 8.8 to 1 when we include our securitized debt. The debt-to-equity ratio is not a comprehensive statement of overall investment portfolio leverage which is affected by any leverage embedded in TBAs and derivative instruments.

Repurchase Agreements

We primarily finance our investments through repurchase agreements for which we pledge our assets. Our repurchase agreements have maturities generally ranging from one to six months, but in some cases longer. Repurchase agreements involve the transfer of the pledged collateral to a counterparty at an agreed upon price in exchange for such counterparty’s simultaneous agreement to return the same security back to the borrower at a future date (i.e., the maturity of the borrowing). Under our repurchase agreements, we retain beneficial ownership of the pledged collateral, while the counterparty maintains custody of such collateral.  At the maturity of a repurchase financing, unless the repurchase financing is renewed with the same counterparty, we are required to repay the loan, including any accrued interest, and concurrently reacquire custody of the pledged collateral or, with the consent of the counterparty, we may renew the repurchase financing at the then prevailing market interest rate and terms.  The amount borrowed under our repurchase agreements is a specified percentage of the asset’s applicable fair value, which is dependent on the collateral type.  Our repurchase agreement counterparties generally require collateral in excess of the loan amount, or haircuts. As of September 30, 2018, our haircuts range from a low of 3.0% to a high of 5.0% for Agency RMBS, exclusive of IOs and IIOs for which the haircuts are as high as 25.0% and Agency CMBS haircuts are 5.0%, exclusive of IOs and IIOs for which haircuts are as high as 15.0%. For Non-Agency RMBS haircuts range from a low of 15.0% to a high of 50.0% and for Non-Agency CMBS, haircuts range from a low of 15.0% to a high of 35.0%. Haircuts for Whole-Loans range from a low of 5.0% to a high of 45.0% and other securities range from a low of 25.0% to a high of 50.0%.

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

In order to reduce our exposure of risk associated with concentration to any one repurchase agreement counterparty, we seek to diversify our exposure by entering into repurchase agreements with multiple counterparties. At September 30, 2018, we had repurchase agreements with 28 counterparties and outstanding borrowings with 16 of such counterparties. Our total outstanding borrowings under our repurchase agreements was $3.5 billion, with a maximum net exposure to any single repurchase agreement counterparty of $88.6 million or 16.5% of equity.

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

Critical Accounting Policies

The consolidated financial statements include our accounts, those of our wholly-owned TRS and certain VIEs in which we are the primary beneficiary.  All intercompany amounts have been eliminated in consolidation.  In accordance with GAAP, our consolidated financial statements require the use of estimates and assumptions that involve the exercise of judgment and use of assumptions as to future uncertainties.  In accordance with SEC guidance, the following discussion addresses the accounting policies that we currently apply. Our most critical accounting policies will involve decisions and assessments that could affect our reported assets and liabilities, as well as our reported revenues and expenses. We believe that all of the decisions and assessments upon which our consolidated financial statements have been based were reasonable at the time made and based upon information available to us at that time. For a review of recent accounting pronouncements that may impact our results of operations, see Note 2 of our “Notes to Consolidated Financial Statements (Unaudited)”.

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

2018 Activity

Investment Activity

We continually evaluate our investment portfolio, focusing on expected future prepayment trends, supply of and demand, costs of financing, costs of hedging, expected future interest rate volatility and the overall shape of the U.S. Treasury and interest rate swap yield curves. Based on our evaluation and our long-term views of the Agency RMBS sector, we expect to gradually reduce our exposure to Agency MBS and deploy capital to acquire, Non-Agency CMBS, Residential Whole and Bridge Loans, Commercial Loans and to a lesser extent Non-Agency RMBS.

The following table presents our investing activity for the nine months ended September 30, 2018 (dollars in thousands):

	Balance at		Principal Payments and Basis Recovery	Proceeds from Sales	Realized Gain/(Loss)	Unrealized Gain/(loss)	Premium and discount amortization, net		Balance at
Investment Type	December 31, 2017	Purchases						OTTI	September 30, 2018
Agency RMBS and Agency RMBS IOs	$698,033	$2,094	$(56,960)	$(209,581)	$(4,512)	$(21,584)	$(1,540)	$(733)	$405,217
Non-Agency RMBS	99,554	55,022	(5,687)	(51,958)	3,114	(1,700)	787	(269)	98,863
Agency CMBS and Agency CMBS IOs	2,160,567	786,466	(5,579)	(768,544)	(30,657)	(71,455)	(266)	(216)	2,070,316
Non-Agency CMBS	278,604	100,231	(41,150)	(80,554)	(677)	12,009	5,874	(7,490)	266,847
Other securities(1)	122,065	9,686	(604)	(35,469)	3,470	(1,795)	(4,825)	—	92,528
Total MBS and other securities	3,358,823	953,499	(109,980)	(1,146,106)	(29,262)	(84,525)	30	(8,708)	2,933,771
Residential Whole-Loans	237,423	502,228	(51,642)	—	—	(2,714)	(832)	—	684,463
Residential Bridge Loans	106,673	359,775	(214,088)	—	—	(1,247)	(1,642)	—	249,471
Commercial Loans	—	164,570	(20,638)	—	—	(159)	178	—	143,951
Securitized commercial loan	24,876	1,353,019	(196,007)	—	—	11,152	(1,992)	—	1,191,048
Total Investments	$3,727,795	$3,333,091	$(592,355)	$(1,146,106)	$(29,262)	$(77,493)	$(4,258)	$(8,708)	$5,202,704

(1) Other securities include $64.7 million of GSE CRTs and $27.8 million of ABS at September 30, 2018.

We continue to see favorable risk-adjusted return opportunities in credit sensitive investments, particularly Residential Whole Loans, Residential Bridge Loans and Commercial Loans, including junior tranches of CMBS transactions. We intend to continue to deploy capital into credit sensitive investments. At September 30, 2018, we held $2.7 billion in credit sensitive investments, primarily consisting of 43.7% of securitized commercial loans (our risk is limited to only our direct ownership interest in the trust), 9.8% Non-Agency CMBS, 25.1% Residential Whole-Loans, 9.1% Residential Bridge Loans, 3.6% Non-Agency RMBS, 5.3% Commercial Loans and 2.4% GSE credit risk transfer. We work to mitigate the credit risk on our credit sensitive holdings by developing relationships with originators that adhere to our investment guidelines for our Residential Whole and Bridge Loans and for the other investments we perform a detailed credit analysis on the underlying collateral at the time of purchase.

Portfolio Characteristics

Our Agency Portfolio

The following table summarizes our Agency portfolio by investment category as of September 30, 2018 (dollars in thousands):

	Principal Balance	Amortized Cost	Fair Value	Net Weighted Average Coupon

Agency RMBS	$389,756	$402,889	$385,008	3.6%
Agency RMBS IOs and IIOs (1)	N/A	12,377	12,203	2.3%
Agency RMBS IOs and IIOs accounted for as derivatives (1)	N/A	N/A	8,006	2.8%
Total Agency RMBS	389,756	415,266	405,217	3.2%

Agency CMBS	2,124,942	2,129,912	2,066,075	3.2%
Agency CMBS IOs and IIOs accounted for as derivatives (1)	N/A	N/A	4,241	0.4%
Total Agency CMBS	2,124,942	2,129,912	2,070,316	3.0%
Total	$2,514,698	$2,545,178	$2,475,533	3.0%

(1)	IOs and IIOs have no principal balances and bear interest based on a notional balance. The notional balance is used solely to determine interest distributions on the interest-only class of securities.

Credit Sensitive Portfolio

The following table presents information by vintage(1) as it relates to our credit sensitive investment portfolio at September 30, 2018:

Credit Sensitive Securities	Pre 2006	2006	2007	2011	2012	2013	2014	2015	2016	2017	2018	Total
Non-Agency RMBS	0.3%	0.8%	0.3%	—%	—%	—%	—%	—%	—%	1.0%	0.6%	3.0%
Non-Agency RMBS IOs	—%	—%	—%	—%	—%	—%	—%	—%	—%	0.3%	0.3%	0.6%
Non-Agency CMBS	—%	1.1%	2.5%	1.3%	0.3%	—%	0.5%	1.2%	—%	0.9%	1.8%	9.6%
Other securities	0.3%	—%	—%	—%	—%	—%	0.3%	0.4%	1.4%	0.7%	0.4%	3.5%
Residential Whole-Loans	0.1%	—%	—%	0.2%	0.3%	2.4%	1.1%	0.1%	1.7%	7.0%	12.3%	25.2%
Residential Bridge Loans	—%	—%	—%	—%	—%	—%	—%	—%	0.3%	2.6%	6.2%	9.1%
Securitized commercial loans	—%	—%	—%	—%	—%	—%	—%	0.9%	—%	—%	42.8%	43.7%
Commercial Loans	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%	5.3%	5.3%
Total	0.7%	1.9%	2.8%	1.5%	0.6%	2.4%	1.9%	2.6%	3.4%	12.5%	69.7%	100%

 (1) Based on carrying amount of the investments.

Non-Agency RMBS

The following table presents the fair value and weighted average purchase price for each of our Non-agency RMBS categories, including IOs accounted for as derivatives, together with certain of their respective underlying loan collateral attributes and current performance metrics as of September 30, 2018 (fair value dollars in thousands):

		Weighted Average
Category	Fair Value	Purchase Price	Life (Years)	Original LTV	Original FICO	60+ Day Delinquent	6-Month CPR
Prime	$24,657	$58.48	11.9	68.9%	769	—%	7.0%
Alt-A	66,232	68.64	10.8	77.9%	680	11.7%	2.6%
Subprime	7,974	58.55	17.3	77.4%	598	17.4%	4.3%
Total	$98,863	$65.29	11.6	75.6%	696	9.2%	3.8%

Non-Agency CMBS

The following table presents certain characteristics of our Non-Agency CMBS portfolio as of September 30, 2018 (dollars in thousands):

		Principal		Weighted Average
Type	Vintage	Balance	Fair Value	Life (Years)	Original LTV
Conduit:
	2006-2009	$119,616	$99,159	6.3	71.3%
	2010-2018	101,043	69,921	5.7	61.8%
		220,659	169,080	6.1	67.4%
Single Asset:
	2010-2018	101,596	97,767	5.0	65.7%
Total		$322,255	$266,847	5.7	66.8%

Residential Whole-Loans

The Residential Whole-Loans have low LTV's and are comprised of 1,034 non-qualifying adjustable rate mortgages, 902 conforming fixed rate mortgages and 13 investor fixed rate mortgages. The following table presents certain information about our Residential Whole-Loans investment portfolio at September 30, 2018 (dollars in thousands):

			Weighted Average
Current Coupon Rate	Number of Loans	Principal Balance	Original LTV	Original FICO Score(1)	Expected Life (years)	Contractual Maturity (years)	Coupon Rate
3.01 – 4.00%	69	$22,732	61.4%	738	7.5	29.3	3.9%
4.01– 5.00%	1,159	405,934	62.2%	734	3.6	28.8	4.7%
5.01 – 6.00%	708	238,961	63.2%	709	2.8	28.0	5.4%
6.01 – 7.00%	11	6,685	64.9%	748	1.4	25.4	6.3%
7.01 - 8.00%	1	357	70.0%	777	1.9	29.3	7.2%
8.01 - 9.00%	1	94	70.0%	689	1.9	29.3	8.4%
Total	1,949	$674,763	62.6%	727	3.4	28.5	4.9%

(1)
The original FICO score is not available for 240 loans with a principal balance of approximately $81.6 million at September 30, 2018. We have excluded those loans from the weighted average computation.

As of September 30, 2018, there was one Residential Whole-Loan in non-accrual status with a current unpaid principal balance of $806 thousand and a fair value of $787 thousand. This nonperforming loan represents approximately 0.1% of the total outstanding principal balance. No allowance and provision for credit losses was recorded for this loan as of and for the three and nine months ended September 30, 2018 since the we elected the fair value option. We stopped accruing interest income for this loan when it became contractually 90 days delinquent.

Residential Bridge Loans

Our Residential Bridge Loans are comprised of short-term fixed rate mortgages secured by non-owner occupied single and multi-family residences with low LTVs, generally up to 85%. The following table presents certain information about our Residential Bridge Loans investment portfolio at September 30, 2018 (dollars in thousands):

			Weighted Average
Current Coupon Rate	Number of Loans	Principal Balance	Original LTV	Contractual Maturity (months)	Coupon Rate
6.01 – 7.00%	14	$5,264	61.8%	2.6	6.7%
7.01 – 8.00%	127	57,820	72.9%	6.5	7.7%
8.01 – 9.00%	213	94,873	70.2%	5.4	8.7%
9.01 – 10.00%	189	59,927	72.3%	5.5	9.7%
10.01 – 11.00%	71	16,651	71.3%	5.0	10.6%
11.01 – 12.00%	37	9,121	63.5%	6.1	11.4%
12.01 – 13.00%	9	1,866	73.3%	6.8	12.7%
13.01 – 14.00%	1	88	65.0%	7.0	14.0%
17.01 – 18.00%	12	3,569	74.0%	4.3	18.0%
Total	673	$249,179	71.1%	5.6	9.1%

As of September 30, 2018, there were 11 Residential Bridge Loans carried at amortized cost in non-accrual status with an unpaid principal balance of approximately $4.2 million and 4 Residential Bridge Loans carried at fair value in non-accrual status with an unpaid principal balance of approximately $727 thousand. These nonperforming Residential Bridge Loans represent approximately 2.0% of the total outstanding principal balance. We reviewed the estimated fair value of the collateral to determine if an allowance and provision of credit loss was required for loans carried at amortized costs. Based upon our evaluation, no allowance and provision for credit losses was recorded for loans carried at amortized cost as of and for the three and nine months ended September 30, 2018 since the fair value of the collateral balance less the cost to sell was in excess of the outstanding principal and interest balances. No allowance and provision for credit losses was recorded for loans carried at fair value as of and for the three and nine months ended September 30, 2018 since we elected the fair value option. We stopped accruing interest income for these loans when they became contractually 90 days delinquent.

Commercial Real Estate Investments

Securitized Commercial Loans

In November 2015, we acquired a $14.0 million variable interest in CMSC Trust, which is a VIE that we were required to consolidate. Please refer to Note 6 - "Commercial Real Estate Investments" for details. The CMSC Trust holds a $24.6 million mezzanine loan collateralized by interests in commercial real estate.  The mezzanine loan serves as collateral for the $24.6 million of securitized debt issued. Refer to Note 7 - "Financings" for details on the associated securitized debt.

In March 2018, we acquired a $67.8 million variable interest in RETL Trust, which is a VIE that we were required to consolidate. Please refer to Note 6 - "Commercial Real Estate Investments" for details. The RETL Trust holds a $1.15 billion commercial loan collateralized by first mortgages, deeds of trusts and interests in commercial real estate located throughout the United States and Puerto Rico.  The loan's stated maturity date is February 9, 2021 (subject to the borrower's option to extend the initial stated maturity date for two successive one-year terms) and bears an interest rate of one month LIBOR plus 3.15%. The commercial loan serves as collateral for the $1.15 billion of securitized debt issued. Refer to Note 7 - "Financings" for details on the associated securitized debt.

Commercial Loans

In March 2018, we acquired a $20.0 million mezzanine loan secured by a partnership interest in an entity that owns a hotel located in Boston, MA. The mezzanine loan has a maturity date of December 9, 2019 with three one-year extension options and bears an interest rate of one month LIBOR plus 6.5%.

In June 2018, we acquired a $30.0 million interest-only commercial loan. The loan is secured by a hotel. The loan has a maturity date of June 9, 2020 with a one-year extension option and bears an interest rate of one month LIBOR plus 4.5%. On August 3, 2018 the loan was transfered into our Residential Whole Loan Trust RMI 2015 Trust.

Commercial Loan Trust

Revolving Small Balance Commercial Trust 2018-1

In March 2018, we formed the Revolving Small Balance Commercial Trust 2018-1 ("RSBC Trust") to acquire commercial real estate mortgage loans. In March 2018, RSBC Trust acquired a $20.6 million interest-only first lien commercial mortgage loan ("SBC-Loan 1") collateralized by three assisted care living facilities. The loan matures on March 6, 2019 and bears an interest rate of one month LIBOR plus 4.75%. In August 2018, SBC-Loan 1 was paid in full.

In July 2018, RSBC Trust acquired a $45.2 million interest-only commercial real estate mortgage loan ("SBC-Loan 2") secured by skilled nursing facilities. SBC-Loan 2 matures on July 6, 2020 with two extension options of one year each and bears an interest rate of one month LIBOR plus 4.25% subject to a LIBOR floor of 1.25%.

In September 2018, RSBC Trust acquired a $49.6 million interest-only commercial real estate mortgage loan ("SBC-Loan 3") secured by assisted care living facilities. SBC-Loan 3 matures on September 6, 2021 with a one extension option of one year and bears an interest rate of one month LIBOR plus 5.30% subject to a LIBOR floor of 1.90% and a LIBOR cap of 3.50%.

Geographic Concentration

The mortgages underlying our Non-Agency RMBS and Non-Agency CMBS are located in various states across the United States and other countries. The following table presents the five largest concentrations by location for the mortgages collateralizing our Non-Agency RMBS and Non-Agency CMBS as of September 30, 2018, based on fair value (dollars in thousands):

	Non-Agency RMBS			Non-Agency CMBS
	Concentration	Fair Value		Concentration	Fair Value
California	30.9%	$30,506	California	12.3%	$32,933
Florida	9.6%	9,517	Missouri	7.6%	20,165
New York	9.0%	8,895	Illinois	6.9%	18,532
Virginia	6.7%	6,645	North Carolina	6.9%	18,432
New Jersey	3.8%	3,761	Florida	6.5%	17,379

The following table presents the various states across the United States in which the collateral securing our Residential Whole-Loans and Residential Bridge Loans at September 30, 2018, based on principal balance, is located (dollars in thousands):

	Residential Whole-Loans			Residential Bridge Loans
	State Concentration	Principal Balance		State Concentration	Principal Balance
California	68.8%	$463,638	California	48.2%	$119,784
New York	15.6%	105,435	New York	9.5%	23,791
Georgia	2.9%	19,324	Florida	6.6%	16,354
Washington	2.2%	14,886	New Jersey	5.5%	13,723
Massachusetts	1.3%	8,504	Texas	4.8%	11,964
Other	9.2%	62,976	Other	25.4%	63,563
Total	100.0%	$674,763	Total	100.0%	$249,179

Financing Activity

Repurchase Agreements

At September 30, 2018, we had repurchase agreements with 28 counterparties and outstanding borrowings with 16 of such counterparties. The following table summarizes our 2018 financing activity under our repurchase agreements for the nine months ended September 30, 2018 (dollars in thousands):

	Balance at			Balance at
Collateral	December 31, 2017	Proceeds	Repayments	September 30, 2018
Agency RMBS	$665,919	$1,825,544	$(2,097,977)	$393,486
Agency CMBS	2,035,222	7,781,144	(7,983,014)	1,833,352
Non-Agency RMBS	46,530	350,813	(326,226)	71,117
Non-Agency CMBS	154,325	738,113	(680,156)	212,282
Residential Whole-Loans(1)	189,270	3,180,933	(2,785,025)	585,178
Commercial loans	—	216,084	(128,517)	87,567
Securitized commercial loan(1)	—	53,350	(45,751)	7,599
Residential Bridge Loans(1)	100,183	1,039,545	(922,811)	216,917
Other securities	60,237	283,592	(282,008)	61,821
Borrowings under repurchase agreements	$3,251,686	$15,469,118	$(15,251,485)	$3,469,319

(1)	The borrowings and collateral pledged attributed to loans owned through trust certificates. The trust certificates are eliminated upon consolidation.

At September 30, 2018, we had outstanding repurchase agreement borrowings with the following counterparties:

(dollars in thousands) Repurchase Agreement Counterparties	Amount Outstanding	Percent of Total Amount Outstanding	Company Investments Held as Collateral	Counterparty Rating(1)
Citigroup Global Markets Inc.	$944,655	27.2%	$990,625	A+
JP Morgan Securities LLC	506,688	14.6%	537,863	A+
Credit Suisse AG, Cayman Islands Branch	334,927	9.7%	420,698	A
Nomura Securities International, Inc.	296,586	8.5%	364,725	Unrated (2)
Mizuho Securities USA Inc.	268,691	7.7%	290,634	A
UBS Securities LLC	242,417	7.0%	254,568	A+
Merrill Lynch Pierce Fenner & Smith Inc.	198,881	5.7%	202,682	A+
Royal Bank of Canada	186,473	5.4%	200,924	AA-
Jefferies & Company, Inc.	162,723	4.7%	171,409	BBB-
UBS AG, London Branch	149,337	4.3%	214,756	A+
RBC (Barbados) Trading Bank Corporation	63,923	1.8%	78,793	P-1
The Bank of Nova Scotia	37,535	1.1%	37,942	A+
Credit Suisse Securities (USA) LLC	36,881	1.1%	68,240	A
All other counterparties (3)	39,602	1.2%	41,393
Total	$3,469,319	100.0%	$3,875,252

(1)
The counterparty ratings presented above are the long-term issuer credit ratings as rated at September 30, 2018 by S&P, except for RBC (Barbados) Trading Bank Corporation which is the short-term issuer credit rating by Moody’s at September 30, 2018.

(2) Nomura Holdings, Inc., the parent company of Nomura Securities International, Inc., is rated A- by S&P at September 30, 2018.
(3) Represents amount outstanding with three counterparties, which each holds collateral valued less than 5% of our stockholders’ equity as security for our obligations under the applicable repurchase agreements as of September 30, 2018.

Securitized Debt

We acquired a variable interest in CMSC Trust and RETL Trust and were required to consolidate the CMBS VIEs. Refer to Note 7 - "Financings" for details. At September 30, 2018, the consolidated CMSC Trust's commercial mortgage pass-through certificate, which bears a fixed interest rate of 8.9% and mature on July 6, 2020, had an outstanding balance of $10.8 million and a fair value of $10.8 million.

The following table summarizes the consolidated RETL Trust's commercial mortgage pass-through certificates at September 30, 2018 which is classified in "Securitized debt" in the Consolidated Balance Sheets (dollars in thousands):

Classes	Principal Balance	Coupon	Fair Value	Contractual Maturity
Class A	$448,033	3.3%	$449,570	2/15/2021
Class B	136,120	3.9%	136,800	2/15/2021
Class C	117,908	4.2%	118,718	2/15/2021
Class D	104,228	4.9%	105,141	2/15/2021
Class E	141,507	6.7%	143,456	2/15/2021
Class F	137,060	8.2%	138,948	2/15/2021
Class G	11,457	9.7%	11,592	2/15/2021
Class X-CP(1)	N/A	2.6%	1,420	3/11/2019
Class X-EXT(1)	N/A	—%	2,606	2/15/2021
	$1,096,313		$1,108,251

(1) Class X-CP and Class X-EXT are interest-only classes with a notional balance of $104.2 million each.

The following table presents our average repurchase agreement borrowings, excluding unamortized debt issuance costs, by type of collateral pledged for the three and nine months ended September 30, 2018 (dollars in thousands):

Collateral	Three Months Ended September 30, 2018	Nine months ended September 30, 2018
Agency RMBS	$401,678	$523,040
Agency CMBS	1,683,433	1,914,550
Non-Agency RMBS	72,046	68,152
Non-Agency CMBS	241,529	221,660
Residential Whole-Loans	337,275	272,405
Commercial loans	37,795	17,656
Securitized commercial loans	7,611	5,250
Residential Bridge Loans	270,337	197,653
Other securities	63,590	70,991
Total	$3,115,294	$3,291,357
Maximum borrowings during the period(1)	$3,469,319	$3,573,043

(1)	Amount represents the maximum borrowings at month-end during each of the respective periods.

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
The following tables summarize the hedging activity during the nine months ended September 30, 2018 (dollars in thousands):

	Notional Amount at		Settlements, Terminations or Expirations	Notional Amount at
Derivative Instrument	December 31, 2017	Acquisitions		September 30, 2018
Fixed pay interest swaps	$3,252,200	$1,721,400	$(1,144,200)	$3,829,400
Variable pay interest rate swaps	—	531,700	(49,300)	482,400
Options - long positions	320,000	742,000	(962,000)	100,000
Options - short positions	320,000	632,300	(952,300)	—
Futures contracts - long positions	—	372,300	(372,300)	—
Futures contracts - short positions	480,000	1,642,700	(1,842,700)	280,000
Credit default swaps	14,815	50,000	(68)	64,747
TBA securities - long positions	125,000	5,525,000	(5,250,000)	400,000
TBA securities - short positions	—	5,650,000	(5,250,000)	400,000
Total derivative instruments	$4,512,015	$16,867,400	$(15,822,868)	$5,556,547

	Fair Value at	Acquisitions	Settlements, Terminations or Expirations	Realized Gains / Losses	Mark-to-market	Fair Value at
Derivative Instrument	December 31, 2017					September 30, 2018
Fixed pay interest swaps	$(4,191)	$18,521	$(137,821)	$123,382	$(1,301)	$(1,410)
Variable pay interest rate swaps	—	(28,277)	28,823	(154)	(196)	196
Options - long positions	100	825	—	(1,163)	347	109
Options - short positions	(50)	(298)	3	645	(300)	—
Futures contracts - long positions	—	—	1,477	(1,477)	—	—
Futures contracts - short positions	628	—	(10,301)	10,301	1,075	1,703
Credit default swaps	(95)	174	—	—	(441)	(362)
TBA securities	(10)	—	(126)	126	315	305
Total derivative instruments	$(3,618)	$(9,055)	$(117,945)	$131,660	$(501)	$541
As of September 30, 2018, we had approximately $3.2 billion of fixed pay rate interest rate swaps, excluding approximately $599.3 million of forward starting fixed pay interest rate swap (forward starting date of 2.6 months), and $482 million of variable pay rate interest rate swap. The following tables provide additional information on our fixed pay interest rate swaps and variable pay interest rate swap (dollars in thousands):

	September 30, 2018
Fixed Pay Interest Rate Swap Remaining Term	Notional Amount	Average Fixed Pay Rate	Average Floating Receive Rate	Average Maturity (Years)	Forward Starting(1)
1 year or less	$400,000	1.5%	2.3%	0.8	—%
Greater than 1 year and less than 3 years	200,000	1.8%	2.3%	1.7	—%
Greater than 3 years and less than 5 years	1,164,700	2.4%	2.3%	4.1	—%
Greater than 5 years	2,064,700	2.7%	2.3%	10.2	29.0%
Total	$3,829,400	2.4%	2.3%	6.9	15.6%

	September 30, 2018
Variable Pay Interest Rate Swap Remaining Term	Notional Amount	Average Variable Pay Rate	Average Fixed Receive Rate	Average Maturity (Years)	Forward Starting (1)
Greater than 5 years	$482,400	2.3%	2.4%	8.6	—%
Total	$482,400	2.3%	2.4%	8.6	—%

 (1) Represents the percentage of notional that is forward starting.

Capital Markets Activity
The following is a summary of activity during the nine months ended September 30, 2018:

Pursuant to the repurchase plan that was reauthorized in December 2017, we acquired approximately 177,700 shares of our common stock with an average price, including commission, of $9.75 per share, totaling approximately $1.7 million;

In September 2018, we completed a secondary public offering in which we sold 6,500,000 shares of our common stock including 303,422 shares of treasury stock, at a price of $10.85 per share for net proceeds of approximately $67.8 million after subtracting underwriting commissions and offering expenses of approximately $2.7 million. Our Manager will not earn a management fee on the newly issued equity through March 31, 2019, to reduce any impact on earnings as we fully deploy the capital into our target assets; and

Our dividend remained stable at $0.31 for each of the ten quarters ending on September 30, 2018. For the quarter ended September 30, 2018, we generated a dividend yield of approximately 12.4% based on the stock closing price of $10.02 at September 28, 2018.

Book Value

The following chart reflects our book value per common share basic and diluted over five consecutive quarters:
Our book value per common share basic and diluted, net of our quarterly dividends was $11.13 at September 30, 2018, an increase of $0.03 or 0.3% when compared to our June 30, 2018 book value of $11.10. The increase in book value was mainly a result of spread tightening in our Agency CMBS portfolio.

Results of Operations

Comparison of the three months ended September 30, 2018 to the three months ended September 30, 2017.

General

Our operating results mainly depend upon the difference between the yield on our investments, the cost of our borrowing, including our hedging activities, the composition and changes in market prices of our portfolio and our expenses. For the three months ended September 30, 2018, we generated net income of $20.9 million, or $0.50 per basic and diluted weighted common share, compared to net income of $22.8 million, or $0.54 per basic and diluted weighted common share, for the three months ended September 30, 2017. The decrease in net income was mainly attributable to the following: i) generally higher interest rates on our repurchase agreements in 2018, ii) higher costs associated with financing our credit-sensitive investments, which generally have higher interest rates, iii) an increase in our management fee resulting from realized gains and iv) an increase in investment related expenses as a result of a larger portfolio of Residential Whole-Loans, Bridge Loans and Commercial Loans . The decrease in net income was offset by lower OTTI. The key components of these changes are discussed in greater detail below.

Net Interest Income

The following tables set forth certain information regarding our net interest income on our investment portfolio for the three months ended September 30, 2018 and September 30, 2017 (dollars in thousands):

Three Months Ended September 30, 2018	Average Amortized Cost of Assets	Total Interest Income	Yield on Average Assets

Investments
Agency RMBS	$421,485	$3,413	3.21%
Agency CMBS	1,829,515	13,514	2.93%
Non-Agency RMBS	96,668	1,603	6.58%
Non-Agency CMBS	319,906	6,848	8.49%
Residential Whole-Loans	407,055	4,743	4.62%
Residential Bridge Loans	276,121	4,786	6.88%
Commercial loans	97,179	2,131	8.70%
Securitized commercial loans	1,217,805	15,409	5.02%
Other securities	85,517	2,014	9.34%
Total investments	$4,751,251	$54,461	4.55%

	Average Carrying Value	Total Interest Expense	Average Cost of Funds(1)
Borrowings
Repurchase agreements	$3,115,294	$22,273	2.84%
Convertible senior unsecured notes, net	109,621	2,269	8.21%
Securitized debt	1,143,774	13,975	4.85%
Total borrowings	$4,368,689	$38,517	3.50%

Net interest income and net interest margin		$15,944	1.33%

(1)
Average cost of funds does not include the interest expense related to our derivatives. In accordance with GAAP, such costs are included in "Gain (loss) on derivative instruments, net" in the Consolidated Statements of Operations.

Three Months Ended September 30, 2017	Average Amortized Cost of Assets	Total Interest Income	Yield on Average Assets

Investments
Agency RMBS	$854,526	$5,891	2.74%
Agency CMBS	1,478,355	11,181	3.00%
Non-Agency RMBS	58,919	943	6.35%
Non-Agency CMBS	293,959	6,381	8.61%
Residential Whole-Loans	196,001	2,002	4.05%
Residential Bridge Loans	61,953	1,331	8.52%
Securitized commercial loan	24,974	575	9.13%
Other securities	124,657	2,624	8.35%
Total investments	$3,093,344	$30,928	3.97%

	Average Carrying Value	Total Interest Expense	Average Cost of Funds(1)
Borrowings
Repurchase agreements	$2,786,073	$12,112	1.72%
Securitized debt	10,989	251	9.06%
Total borrowings	$2,797,062	$12,363	1.75%

Net interest income and net interest margin		$18,565	2.38%

(1) Average cost of funds does not include the interest expense related to our derivatives. In accordance with GAAP, such costs are included in "Gain (loss) on derivative instruments, net" in the Consolidated Statements of Operations.

Interest Income

For the three months ended September 30, 2018 and September 30, 2017, we earned interest income on our investments of approximately $54.5 million and $30.9 million, respectively.  The increase in interest income for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 was primarily the result of an overall larger investment portfolio. The $1.2 billion securitized commercial loan as a result of the consolidation of RETL securitized trust, in the first quarter of 2018, increased interest income by approximately $14.8 million. Interest income on our Agency CMBS, Residential Whole and Bridge Loans and Commercial Loans also increased by approximately $10.7 million, due to a larger investment portfolio, which was partially offset by reduction in interest income on Agency RMBS by approximately $2.5 million due to a smaller Agency RMBS portfolio.
Interest Expense
Interest expense increased from $12.4 million for the three months ended September 30, 2017 to $38.5 million for the three months ended September 30, 2018. The increase in our borrowing costs reflects: (i) increase in our average outstanding borrowings due to larger investment portfolio (our average outstanding borrowings on our repurchase agreement increased by $329.2 million to $3.1 billion for the three months ended September 30, 2018 from $2.8 billion for the three months ended September 30, 2017); (ii)  generally higher interest rates on our repurchase agreements in 2018 coupled with higher costs associated with financing our credit-sensitive investments, which generally have higher interest rates (our average cost of funds on our repurchase agreements increased from 1.72% for the three months ended September 30, 2017 to 2.84% for the three months ended September 30, 2018). We utilize interest rate swaps to mitigate our interest rate exposure. As of September 30, 2018, we have effectively hedged approximately 79.2% of our repurchase agreement debt by entering into interest rate swaps with a weighted average fixed rate of 2.3% for a weighted average term of 5.9 years (excludes forward starting swaps). However, since we do not apply hedge accounting the reduction in interest expense is reflected in "Gain (loss) on derivatives, net"; (iii) the issuance of $115.0 million aggregate principal amount of 6.75% convertible senior unsecured notes in October 2017; and the consolidation of the RETL securitized trust as of March 27, 2018, which added $1.1 billion of securitized debt to our balance sheet with a weighted average interest rate of 4.85%, increasing interest expense by approximately $13.7 million.

Other income (loss), net

Realized gain (loss) on investments

Realized gain (loss) on investments represents the net gain (loss) on sales from our investment portfolio. Our Manager regularly reviews the characteristics of our portfolio and may make changes to our portfolio in order to adjust such portfolio characteristics in response to and/or anticipation of changing market conditions in an effort to achieve the appropriate risk reward ratio.  Accordingly, we expect to continue to redeploy our capital out of Agency MBS and into credit sensitive investments in order to adjust the overall characteristics of our portfolio.

The following table presents the sales and realized gains (losses) of our investments for each of the three months ended September 30, 2018 and September 30, 2017 (dollars in thousands):

	For the three months ended September 30, 2018				For the three months ended September 30, 2017
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Agency RMBS (1)	$—	$—	$—	$—	$(2,906)	$(3)	$51	$48
Agency CMBS	641,677	—	(25,640)	(25,640)	—	—	—	—
Non-Agency CMBS	73,848	2,411	(2,712)	(301)	10,597	1,641	(278)	1,363
Other securities	13,712	1,712	$—	1,712	10,419	419	—	419
Total	$729,237	$4,123	$(28,352)	$(24,229)	$18,110	$2,057	$(227)	$1,830

(1)	Reflects a reclassification of proceeds from a sale recorded on the trade date to reflect subsequent Agency RMBS paydowns. Excludes Interest-Only Strips, accounted for as derivatives.

Other than temporary impairment

We evaluate securities for OTTI on at least a quarterly basis. The determination of whether a security is other-than-temporarily impaired involves judgments, estimates and assumptions based on subjective and objective factors. As a result, the timing and amount of an OTTI constitutes an accounting estimate that may change materially over time.

The following table presents the other-than-temporary impairments we recorded on our securities portfolio (dollars in thousands):

	Three months ended September 30, 2018	Three months ended September 30, 2017
Agency RMBS(1)	$320	$4,760
Non-Agency RMBS	159	—
Non-Agency CMBS	2,054	2,344
Other securities	—	121
Total	$2,533	$7,225

(1) Normally, unrealized losses on Agency securities (excluding Agency IOs) with the explicit guarantee of principal and interest by the governmental sponsored entity are not credit losses but rather due to changes in interest rates and prepayment expectations. These securities would not be considered other than temporarily impaired provided we did not intend to sell the security. For the three months ended September 30, 2018 and 2017, $0 and $4.7 million of OTTI related to Agency RMBS securities we intended to sell.

Unrealized gain (loss), net

Our investments, and securitized debt, for which we have elected the fair value option are recorded at fair value with the periodic changes in fair value being recorded in earnings.  The change in unrealized gain (loss) is directly attributable to changes in market pricing on the underlying investments and securitized debt during the period. In the third quarter of 2018, the tighter spreads on our Agency CMBS and Non-Agency CMBS portfolio at the end of the quarter resulted in a significant in the value of our portfolio, which accounts for the majority of the increase in unrealized loss for the period.

The following table presents the net unrealized gains (losses) we recorded on our investments and securitized debt (dollars in thousands):

	Three months ended September 30, 2018	Three months ended September 30, 2017
Agency RMBS	$(4,344)	$5,806
Agency CMBS	16,103	(1,367)
Non-Agency RMBS	(16)	1,778
Non-Agency CMBS	5,113	45
Residential Whole-Loans	(1,473)	(571)
Residential Bridge Loans	(1,018)	—
Commercial loans	(575)	—
Securitized commercial loans	282	136
Other securities	(1,526)	(518)
Securitized debt	414	(60)
Other liabilities	168	—
Total	$13,128	$5,249

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

In the third quarter of 2018, swap rates also increased which resulted in favorable realized gains on our fixed pay interest rate swap positions, which was partially offset by realized losses of $154 thousand on our $482.4 million notional of variable pay interest rate swaps.

The following table presents the components of gain (loss) on derivatives for the three months ended September 30, 2018 and September 30, 2017 (dollars in thousands):

	Realized Gain (Loss), net
Description	Other Settlements / Expirations	Variation Margin Settlement	Return (Recovery) of Basis	Mark-to-Market	Contractual interest income (expense), net(1)	Total
Three months ended September 30, 2018
Interest rate swaps	$95	$25,250	$772	$(3,742)	$1,190	$23,565
Agency and Non-Agency Interest-Only Strips— accounted for as derivatives	—	—	(996)	(929)	1,209	(716)
Options	—	—	—	(253)	—	(253)
Futures contracts	4,232	—	—	(1,994)	—	2,238
Credit default swaps	(83)	—	—	(492)	—	(575)
TBAs	(8)	—	—	374	—	366
Total	$4,236	$25,250	$(224)	$(7,036)	$2,399	$24,625

Three months ended September 30, 2017
Interest rate swaps	$(38)	$9,564	$92	$(2,028)	$(1,764)	$5,826
Agency and Non-Agency Interest-Only Strips— accounted for as derivatives	—	—	(1,486)	351	1,816	681
Options	(957)	—	—	477	—	(480)
Futures contracts	(77)	—	—	—	—	(77)
Foreign currency forwards	45	—	—	(15)	—	30
Total return swaps	(52)	—	—	329	95	372
TBAs	577	—	—	288	—	865
Total	$(502)	$9,564	$(1,394)	$(598)	$147	$7,217

(1)	Contractual interest income (expense), net on derivative instruments includes interest settlement paid or received.

Other, net

For the three months ended September 30, 2018 and September 30, 2017, "Other, net" was an expense of $2 thousand and income of $216 thousand, respectively. The balance is mainly comprised of miscellaneous net interest income (expense) on cash collateral for our repurchase agreements and derivatives.

Expenses

Management Fee Expense

We incurred management fee expense of approximately $2.3 million and $1.9 million for the three months ended September 30, 2018 and September 30, 2017, respectively.  Pursuant to the terms of the Management Agreement, our Manager is paid a management fee equal to 1.5% per annum of our stockholders’ equity (as defined in the Management Agreement), calculated and payable (in cash) quarterly in arrears. In September 2018, we completed a secondary public offering, for net proceeds of approximately $67.8 million after subtracting underwriting commissions and offering expenses. Our Manager will not earn a management fee on the newly issued equity through March 31, 2019, to reduce any impact on earnings as we fully deploy the capital into our target assets. Therefore, the increase was mainly attributable to the realized gains on our interest rate swaps increasing our stockholders' equity utilized to calculate our management fee.

The management fees, expense reimbursements and the relationship between our Manager and us are discussed further in Note 10, “Related Party Transactions” to the financial statements contained in this Quarterly Report on Form 10-Q.

Other Operating Expenses

We incurred other operating expenses of approximately $1.6 million and $702 thousand for the three months ended September 30, 2018 and September 30, 2017, respectively. Other operating cost is comprised of derivative transaction costs, custody, and asset management/loan servicing fees. The increase was primarily a result of a larger portfolio of Residential Whole-Loans, Bridge Loans and Commercial Loans, which were acquired servicing released, thereby increasing the associated third party asset management/loan servicing fees.

General and Administrative Expenses

We incurred general and administrative expenses of approximately $2.0 million and $1.7 million for the three months ended September 30, 2018 and September 30, 2017, respectively. The following describes the key components of general and administrative expenses.

Compensation Expense

Compensation expense decreased from approximately $660 thousand for the three months ended September 30, 2017 to approximately $552 thousand for the three months ended September 30, 2018. The decrease was a result lower stock-based compensation from awards becoming fully vested in the first half of 2018. We did not issue any new stock-based awards to our Manager or executive officers in 2017 or 2018.

Professional Fees

Professional fees increased to approximately $1.1 million for the three months ended September 30, 2018 from approximately $781 thousand for the three months ended September 30, 2017.  The increase was a result of slightly higher professional fees incurred in connection with one-time transaction costs.

Other general and administrative expenses

Other general and administrative expenses was flat quarter over quarter.

Comparison of the nine months ended September 30, 2018 to the nine months ended September 30, 2017.

General

Our operating results mainly depend upon the difference between the yield on our investments, the cost of our borrowing, including our hedging activities, the composition and changes in market prices of our portfolio and our expenses. For the nine months ended September 30, 2018, we generated net income of $44.1 million, or $1.05 per basic and diluted weighted common share, compared to net income of $63.7 million, or $1.52 per basic and diluted weighted common share, for the nine months ended September 30, 2017. The decrease in net income was attributable to the following: i) spread widening resulting in a decline in value of mainly our Agency portfolio, ii) generally higher interest rates on our repurchase agreements in 2018, iii) higher costs associated with financing our credit-sensitive investments, which generally have higher interest rates, iii) an increase in our management fees resulting from realized gains, and iv) an increase in investment related expenses as a result of a larger portfolio of Residential Whole-Loans, Bridge Loans and Commercial Loans. The decrease in net income was offset by the gain on our derivative instruments and lower OTTI. The key components of these changes are discussed in greater detail below.

Net Interest Income

The following tables set forth certain information regarding our net interest income on our investment portfolio for the nine months ended September 30, 2018 and September 30, 2017 (dollars in thousands):

Nine months ended September 30, 2018	Average Amortized Cost of Assets	Total Interest Income	Yield on Average Assets

Investments
Agency RMBS	$543,484	$13,359	3.29%
Agency CMBS	2,046,486	45,487	2.97%
Non-Agency RMBS	100,895	4,931	6.53%
Non-Agency CMBS	318,856	21,235	8.90%
Residential Whole-Loans	337,261	11,488	4.55%
Residential Bridge Loans	209,252	11,327	7.24%
Commercial loans	50,275	3,175	8.44%
Securitized commercial loans	884,936	33,555	5.07%
Other securities	104,878	6,785	8.65%
Total investments	$4,596,323	$151,342	4.40%

	Average Carrying Value	Total Interest Expense	Average Cost of Funds(1)
Borrowings
Repurchase agreements	$3,291,357	$61,185	2.49%
Convertible senior unsecured notes, net	109,291	6,788	8.30%
Securitized debt	942,936	29,375	4.17%
Total borrowings	$4,343,584	$97,348	3.00%

Net interest income and net interest margin		$53,994	1.57%

(1) Average cost of funds does not include the interest expense related to our derivatives. In accordance with GAAP, such costs are included in "Gain (loss) on derivative instruments, net" in the Consolidated Statements of Operations.

Nine months ended September 30, 2017	Average Amortized Cost of Assets	Total Interest Income	Yield on Average Assets

Investments
Agency RMBS	$960,380	$19,851	2.76%
Agency CMBS	1,106,847	25,125	3.03%
Non-Agency RMBS	91,105	4,785	7.02%
Non-Agency CMBS	334,504	21,247	8.49%
Residential Whole-Loans	206,957	6,336	4.09%
Residential Bridge Loans	44,840	2,951	8.80%
Securitized commercial loan	24,991	1,706	9.13%
Other securities	118,534	7,412	8.36%
Total investments	$2,888,158	$89,413	4.14%

	Average Carrying Value	Total Interest Expense	Average Cost of Funds(1)
Borrowings
Repurchase agreements	$2,544,244	$30,762	1.62%
Securitized debt	10,996	745	9.06%
Total borrowings	$2,555,240	$31,507	1.65%

Net interest income and net interest margin		$57,906	2.68%

(1)
Average cost of funds does not include the interest expense related to our derivatives. In accordance with GAAP, such costs are included in "Gain (loss) on derivative instruments, net" in the Consolidated Statements of Operations.

Interest Income

For the nine months ended September 30, 2018 and September 30, 2017, we earned interest income on our investments of approximately $151.3 million and $89.4 million, respectively.  The increase in interest income for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 was primarily the result of an overall larger investment portfolio. The $1.2 billion securitized commercial loan as a result of the consolidation of the RETL securitization, in the first quarter of 2018 increased interest income by approximately $31.9 million. Interest income on our Agency CMBS, Residential Whole and Bridge Loans and Commercial Loans also increased by approximately $37.1 million, due to a larger investment portfolio, which was partially offset by reduction in interest income of $6.5 million on Agency RMBS due to a significantly smaller Agency RMBS portfolio. The repositioning of our portfolio from Agency securities to a more credit sensitive portfolio increased the overall yield on our assets to 4.40% for the nine months ended September 30, 2018 compared to an overall portfolio yield of 4.14% for the nine months ended September 30, 2017.
Interest Expense
Interest expense increased from $31.5 million for the nine months ended September 30, 2017 to $97.3 million for the nine months ended September 30, 2018. The increase in our borrowing costs reflects: (i) increase in our average outstanding borrowings due to larger investment portfolio (our average outstanding borrowings on our repurchase agreement increased by $747.1 million to $3.3 billion for the nine months ended September 30, 2018 from $2.5 billion for the nine months ended September 30, 2017); (ii)  generally higher interest rates on our repurchase agreements in 2018 coupled with higher costs associated with financing our credit-sensitive investments, which generally have higher interest rates (our average cost of funds on our repurchase agreements increased from 1.62% for the nine months ended September 30, 2017 to 2.49% for the nine months ended September 30, 2018). We utilize interest rate swaps to mitigate our interest rate exposure. As of September 30, 2018, we have effectively hedged approximately 79.2% of our repurchase agreement debt by entering into interest rate swaps with a weighted average fixed rate of 2.3% for a weighted average term of 5.9 years (excludes forward starting swaps). However, since we do not apply hedge accounting the reduction in interest expense is reflected in "Gain (loss) on derivatives, net"; (iii) the issuance of $115.0 million aggregate principal amount of 6.75% convertible senior unsecured notes in October 2017; and the consolidation of the RETL securitized trust as of March 27, 2018, which added $1.1 billion of securitized debt to our balance sheet with a weighted average cost of 4.17% increasing interest expense by approximately $28.6 million.

Other income (loss), net

Realized gain (loss) on investments

Realized gain (loss) on investments represents the net gain (loss) on sales from our investment portfolio. Our Manager regularly reviews the characteristics of our portfolio and may make changes to our portfolio in order to adjust such portfolio characteristics in response to and/or anticipation of changing market conditions in an effort to achieve the appropriate risk reward ratio.  Accordingly, we expect to continue to redeploy our capital out of Agency MBS and into credit sensitive investments in order to adjust the overall characteristics of our portfolio.

The following table presents the sales and realized gains (losses) of our investments for each of the nine months ended September 30, 2018 and September 30, 2017 (dollars in thousands):

	For the nine months ended September 30, 2018				For the nine months ended September 30, 2017
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Agency RMBS (1)	$209,581	$18	$(4,531)	$(4,513)	$862,245	$4,376	$(7,314)	$(2,938)
Agency CMBS	768,544	—	(30,656)	(30,656)	—	—	—	—
Non-Agency RMBS (1)	51,958	3,114	—	3,114	243,811	24,389	(2,242)	22,147
Non-Agency CMBS	80,554	2,472	(3,148)	(676)	45,634	2,377	(1,351)	1,026
Other securities	35,469	3,469	$—	3,469	33,365	419	(54)	365
Total	$1,146,106	$9,073	$(38,335)	$(29,262)	$1,185,055	$31,561	$(10,961)	$20,600

(1)	Excludes Interest-Only Strips, accounted for as derivatives.

Other than temporary impairment

We evaluate securities for OTTI on at least a quarterly basis. The determination of whether a security is other-than-temporarily impaired involves judgments, estimates and assumptions based on subjective and objective factors. As a result, the timing and amount of an OTTI constitutes an accounting estimate that may change materially over time.

The following table presents the other-than-temporary impairments we recorded on our securities portfolio (dollars in thousands):

	Nine months ended September 30, 2018	Nine months ended September 30, 2017
Agency RMBS(1)	$663	$5,420
Non-Agency RMBS	269	—
Non-Agency CMBS	7,491	12,658
Other securities	—	1,823
Total	$8,423	$19,901

(1)
Normally, unrealized losses on Agency securities (excluding Agency IOs) with explicit guarantee of principal and interest by the governmental sponsored entity are not credit losses but rather due to changes in interest rates and prepayment expectations. These securities would not be considered other than temporarily impaired provided we did not intend to sell the security. For the nine months ended September 30, 2018 and 2017, $0 and $4.7 million of OTTI related to Agency RMBS securities we intended to sell.

Unrealized gain (loss), net

Our investments, and securitized debt, for which we have elected the fair value option are recorded at fair value with the periodic changes in fair value being recorded in earnings.  The change in unrealized gain (loss) is directly attributable to changes in market pricing on the underlying investments and securitized debt during the period. As interest rates trended higher in the first nine months of 2018, we experienced overall wider spreads, which resulted in a significant decrease in the value of our Agency MBS portfolio, which accounts for the majority of the increase in unrealized loss for the period.

The following table presents the net unrealized gains (losses) we recorded on our investments and securitized debt (dollars in thousands):

	Nine months ended September 30, 2018	Nine months ended September 30, 2017
Agency RMBS	$(20,998)	$12,203
Agency CMBS	(71,367)	11,338
Non-Agency RMBS	(1,700)	(11,415)
Non-Agency CMBS	12,010	15,369
Residential Whole-Loans	(2,714)	62
Residential Bridge Loans	(1,247)	—
Commercial loans	(159)	—
Securitized commercial loans	11,152	786
Other securities	(1,795)	7,129
Securitized debt	(10,314)	(346)
Other liabilities	(394)	—
Total	$(87,526)	$35,126

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

For the nine months ended September 30, 2018, swap rates also increased which resulted in favorable realized gains on our fixed pay interest rate swap positions, which was partially offset by realized losses of $154 thousand on our $482.4 million notional of variable pay interest rate swaps.

The following table presents the components of gain (loss) on derivatives for the nine months ended September 30, 2018 and September 30, 2017 (dollars in thousands):

	Realized Gain (Loss), net
Description	Other Settlements / Expirations	Variation Margin Settlement	Return (Recovery) of Basis	Mark-to-Market	Contractual interest income (expense), net(1)	Total
Nine months ended September 30, 2018
Interest rate swaps	$114	$123,114	$1,064	$(1,497)	$886	$123,681
Agency and Non-Agency Interest-Only Strips— accounted for as derivatives	—	—	(2,970)	(959)	3,642	(287)
Options	(518)	—	—	47	—	(471)
Futures contracts	8,824	—	—	1,075	—	9,899
Credit default swaps	(125)	—	—	(441)	—	(566)
TBAs	126	—	—	315	—	441
Total	$8,421	$123,114	$(1,906)	$(1,460)	$4,528	$132,697

Nine months ended September 30, 2017
Interest rate swaps	$(150,593)	$(7,966)	$378	$156,102	$(12,662)	$(14,741)
Interest rate swaptions	(115)	—	—	—	—	(115)
Agency and Non-Agency Interest-Only Strips— accounted for as derivatives	526	—	(5,055)	(783)	6,229	917
Options	(892)	—	—	(134)	—	(1,026)
Futures contracts	(9,230)	—	—	2,416	—	(6,814)
Foreign currency forwards	25	—	—	43	—	68
Total return swaps	(552)	—	—	1,673	469	1,590
TBAs	3,148	—	—	938	—	4,086
Total	$(157,683)	$(7,966)	$(4,677)	$160,255	$(5,964)	$(16,035)

(1)	Contractual interest income (expense), net on derivative instruments includes interest settlement paid or received.

Other, net

For the nine months ended September 30, 2018 and September 30, 2017, "Other, net" was an expense of $100 thousand and income of $841 thousand, respectively. The balance is mainly comprised of miscellaneous net interest income (expense) on cash collateral for our repurchase agreements and derivatives.

Expenses

Management Fee Expense

We incurred management fee expense of approximately $6.7 million and $6.2 million for the nine months ended September 30, 2018 and September 30, 2017, respectively.  Pursuant to the terms of the Management Agreement, our Manager is paid a management fee equal to 1.5% per annum of our stockholders’ equity (as defined in the Management Agreement), calculated and payable (in cash) quarterly in arrears. In September 2018, we completed a secondary public offering for net proceeds of approximately $67.8 million after subtracting underwriting commissions. Our Manager will not earn a management fee on the newly issued equity through March 31, 2019, to reduce any impact on earnings as we fully deploy the capital into our target assets.

Therefore, the increase was mainly attributable to the realized gain on our interest rate swaps increasing our stockholders' equity utilized to calculate our management fee.

The management fees, expense reimbursements and the relationship between our Manager and us are discussed further in Note 10, “Related Party Transactions” to the financial statements contained in this Quarterly Report on Form 10-Q.

Other Operating Expenses

We incurred other operating expenses of approximately $4.1 million and $1.9 million for the nine months ended September 30, 2018 and September 30, 2017, respectively. Other operating cost is comprised of derivative transaction costs, custody, and asset management/loan servicing fees. The increase was primarily a result of a larger portfolio of Residential Whole-Loans, Bridge Loans and Commercial Loans, which were acquired servicing released, thereby increasing the associated third party asset management/loan servicing fees.

General and Administrative Expenses

We incurred general and administrative expenses of approximately $5.9 million and $5.6 million for the nine months ended September 30, 2018 and September 30, 2017, respectively. The following describes the key components of general and administrative expenses.

Compensation Expense

Compensation expense decreased from approximately $2.1 million for the nine months ended September 30, 2017 to approximately $1.6 million for the nine months ended September 30, 2018. The decrease was a result lower stock-based compensation from awards becoming fully vested in the first half of 2018. We did not issue any new stock-based awards to our Manager or executive officers in 2017 or the nine months ended September 30, 2018.

Professional Fees

Professional fees increased to approximately $3.2 million for the nine months ended September 30, 2018 from approximately $2.5 million for the nine months ended September 30, 2017.  The increase was a result of slightly higher professional fees incurred in connection with becoming Sarbanes Oxley 404(b) compliant and professional fees in connection with one-time transaction costs.

Other general and administrative expenses

Other general and administrative expenses was flat period over period for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.

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

The following tables set forth certain information regarding our net investment income for the three and nine months ended September 30, 2018 and September 30, 2017 (dollars in thousands):

Three Months Ended September 30, 2018	Average Amortized Cost of Assets(1)	Total Interest Income(2)	Yield on Average Assets

Investments
Agency RMBS	$429,117	$3,581	3.31%
Agency CMBS	1,834,628	13,559	2.93%
Non-Agency RMBS	96,668	1,603	6.58%
Non-Agency CMBS	319,906	6,848	8.49%
Residential Whole-Loans	407,055	4,743	4.62%
Residential Bridge Loans	276,121	4,786	6.88%
Commercial loans	97,179	2,131	8.70%
Securitized commercial loans	1,217,805	15,409	5.02%
Other securities	85,517	2,014	9.34%
Total investments	$4,763,996	$54,674	4.55%
Adjustments:
Securitized commercial loans from consolidated VIEs	(1,217,805)	(15,409)	5.02%
Investments in consolidated VIEs eliminated in consolidation	74,497	2,111	11.24%
Adjusted total investments	$3,620,688	$41,376	4.53%

	Average Carrying Value	Total Interest Expense(3)	Average Effective Cost of Funds
Borrowings
Repurchase agreements	$3,115,294	$22,273	2.84%
Convertible senior unsecured notes, net	109,621	2,269	8.21%
Securitized debt	1,143,774	13,975	4.85%
Interest rate swaps	n/a	(1,962)	(0.18)%
Total borrowings	$4,368,689	$36,555	3.32%
Adjustments:
Securitized debt from consolidated VIEs	$(1,143,774)	$(13,975)	4.85%
Adjusted total borrowings	$3,224,915	$22,580	2.78%

Adjusted net interest income and net interest margin		$18,796	2.06%

Three Months Ended September 30, 2017	Average Amortized Cost of Assets(1)	Total Interest Income(2)	Yield on Average Assets

Investments
Agency RMBS	$865,145	$6,156	2.82%
Agency CMBS	1,485,287	11,246	3.00%
Non-Agency RMBS	58,919	943	6.35%
Non-Agency CMBS	293,959	6,381	8.61%
Residential Whole-Loans	196,001	2,002	4.05%
Residential Bridge Loans	61,953	1,331	8.52%
Securitized commercial loan	24,974	575	9.13%
Other securities	124,657	2,624	8.35%
Total return swaps	2,884	95	13.07%
Total investments	$3,113,779	$31,353	4.00%
Adjustments:
Securitized commercial loan from consolidated VIE	(24,974)	(575)	9.13%
Investment in consolidated VIE eliminated in consolidation	13,986	319	9.05%
Adjusted total investments	$3,102,791	$31,097	3.98%

	Average Carrying Value	Total Interest Expense(3)	Average Effective Cost of Funds
Borrowings
Repurchase agreements	$2,786,073	$12,112	1.72%
Securitized debt	10,989	251	9.06%
Interest rate swaps	n/a	1,672	0.24%
Total borrowings	$2,797,062	$14,035	1.99%
Adjustments:
Securitized debt from consolidated VIE	$(10,989)	$(251)	9.06%
Adjusted total borrowings	$2,786,073	$13,784	1.96%

Adjusted net interest income and net interest margin		$17,313	2.21%

Nine months ended September 30, 2018	Average Amortized Cost of Assets(1)	Total Interest Income(2)	Yield on Average Assets

Investments
Agency RMBS	$552,354	$13,871	3.36%
Agency CMBS	2,052,401	45,647	2.97%
Non-Agency RMBS	100,895	4,931	6.53%
Non-Agency CMBS	318,856	21,235	8.90%
Residential Whole-Loans	337,261	11,488	4.55%
Residential Bridge Loans	209,252	11,327	7.24%
Commercial loans	50,275	3,175	8.44%
Securitized commercial loans	884,936	33,555	5.07%
Other securities	104,878	6,785	8.65%
Total investments	$4,611,108	$152,014	4.41%
Adjustments:
Securitized commercial loans from consolidated VIEs	(884,936)	(33,555)	5.07%
Investments in consolidated VIEs eliminated in consolidation	57,451	4,737	11.02%
Adjusted total investments	$3,783,623	$123,196	4.35%

	Average Carrying Value	Total Interest Expense(3)	Average Effective Cost of Funds
Borrowings
Repurchase agreements	$3,291,357	$61,185	2.49%
Convertible senior unsecured notes, net	109,291	6,788	8.30%
Securitized debt	942,936	29,375	4.17%
Interest rate swaps	n/a	(1,950)	(0.06)%
Total borrowings	$4,343,584	$95,398	2.94%
Adjustments:
Securitized debt from consolidated VIEs	$(942,936)	$(29,375)	4.17%
Adjusted total borrowings	$3,400,648	$66,023	2.60%

Adjusted net interest income and net interest margin		$57,173	2.02%

Nine months ended September 30, 2017	Average Amortized Cost of Assets(1)	Total Interest Income(2)	Yield on Average Assets

Investments
Agency RMBS	$974,051	$20,801	2.86%
Agency CMBS	1,115,406	25,310	3.03%
Non-Agency RMBS	91,445	4,824	7.05%
Non-Agency CMBS	334,504	21,247	8.49%
Residential Whole-Loans	206,957	6,336	4.09%
Residential Bridge Loans	44,840	2,951	8.80%
Securitized commercial loan	24,991	1,706	9.13%
Other securities	118,534	7,412	8.36%
Total return swaps	4,718	469	—%
Total investments	$2,915,446	$91,056	4.18%
Adjustments:
Securitized commercial loan from consolidated VIE	(24,991)	(1,706)	9.13%
Investment in consolidated VIE eliminated in consolidation	13,995	947	9.05%
Adjusted total investments	$2,904,450	$90,297	4.16%

	Average Carrying Value	Total Interest Expense(3)	Average Effective Cost of Funds
Borrowings
Repurchase agreements	$2,544,244	$30,762	1.62%
Securitized debt	10,996	745	9.06%
Interest rate swaps	n/a	12,284	0.64%
Total borrowings	$2,555,240	$43,791	2.29%
Adjustments:
Securitized debt from consolidated VIE	$(10,996)	$(745)	9.06%
Adjusted total borrowings	$2,544,244	$43,046	2.26%

Adjusted net interest income and net interest margin		$47,251	2.18%

(1)	Includes Agency and Non-Agency Interest-Only Strips accounted for as derivatives.

(2)	Refer to below table for components of interest income.

(3)	Includes the net amount paid, including accrued amounts and premium amortization for MAC interest rate swaps during the periods included in gain/loss on derivative instruments for GAAP.

The following table reconciles total interest income to adjusted interest income, which includes interest income on Agency and Non-Agency Interest-Only Strips classified as derivatives (Non-GAAP financial measure) for the three and nine months ended September 30, 2018 and September 30, 2017:

(dollars in thousands)	Three months ended September 30, 2018	Three months ended September 30, 2017	Nine months ended September 30, 2018	Nine months ended September 30, 2017
Coupon interest income:
Agency RMBS	$4,551	$8,886	$17,471	$30,513
Agency CMBS	13,812	11,071	45,753	24,408
Non-Agency RMBS	2,139	571	5,616	4,482
Non-Agency CMBS	5,379	4,242	15,362	14,675
Residential Whole-Loans	5,070	2,268	12,320	7,145
Residential Bridge Loans	5,685	1,450	12,969	3,179
Commercial loans	1,997	—	2,997	—
Securitized commercial loans	16,738	575	35,547	1,706
Other Securities	3,674	2,160	11,610	5,300
Subtotal coupon interest	59,045	31,223	159,645	91,408
Premium accretion, discount amortization and amortization of basis, net:
Agency RMBS	(1,138)	(2,995)	(4,112)	(10,662)
Agency CMBS	(298)	110	(266)	717
Non-Agency RMBS	(536)	372	(685)	303
Non-Agency CMBS	1,469	2,139	5,873	6,572
Residential Whole-Loans	(327)	(266)	(832)	(809)
Residential Bridge Loans	(899)	(119)	(1,642)	(228)
Commercial loans	134	—	178	—
Securitized commercial loans	(1,329)	—	(1,992)	—
Other Securities	(1,660)	464	(4,825)	2,112
Subtotal accretion and amortization	(4,584)	(295)	(8,303)	(1,995)
Interest income	$54,461	$30,928	$151,342	$89,413
Contractual interest income, net of amortization of basis on Agency and Non-Agency Interest-Only Strips, classified as derivatives(1):
Coupon interest income	$1,209	$1,816	$3,642	$6,229
Amortization of basis	(996)	(1,486)	(2,970)	(5,055)
Total return swaps	—	95	—	469
Subtotal	213	425	672	1,643
Total adjusted interest income	$54,674	$31,353	$152,014	$91,056

(1)	Reported in "Gain (loss) on derivative instruments, net" in our Consolidated Statements of Operations.

Effective Cost of Funds includes the net interest component related to our interest rate swaps, as well as the impact of our foreign currency swaps and forwards. While we have not elected hedge accounting for these instruments, such derivative instruments are viewed by us as an economic hedge against increases in future market interest rates on our liabilities and changes in foreign currency exchange rates on our assets and liabilities and are characterized as hedges for purposes of satisfying the REIT requirements and therefore the Effective Cost of Funds reflects interest expense adjusted to include the realized gain/loss (i.e., the interest income/expense component) for all of our interest rate swaps and the impact of our foreign currency swaps and forwards.

The following table reconciles the Effective Cost of Funds (Non-GAAP financial measure) with interest expense for the three and nine months ended September 30, 2018 and September 30, 2017:

	Three months ended September 30, 2018		Three months ended September 30, 2017		Nine months ended September 30, 2018		Nine months ended September 30, 2017
(dollars in thousands)	Reconciliation	Cost of Funds/ Effective Borrowing Costs	Reconciliation	Cost of Funds/ Effective Borrowing Costs	Reconciliation	Cost of Funds/ Effective Borrowing Costs	Reconciliation	Cost of Funds/ Effective Borrowing Costs
Interest expense	$38,517	3.50%	$12,363	1.75%	$97,348	3.00%	$31,507	1.65%
Adjustments:
Interest expense on Securitized debt from consolidated VIEs	(13,975)	(4.85)%	(251)	(9.06)%	(29,375)	(4.17)%	(745)	(9.06)%
Net interest (received) paid - interest rate swaps	(1,962)	(0.18)%	1,672	0.24%	(1,950)	(0.06)%	12,284	0.64%
Effective Borrowing Costs	$22,580	2.78%	$13,784	1.96%	$66,023	2.60%	$43,046	2.26%
Weighted average borrowings	$3,224,915		$2,786,073		$3,400,648		$2,544,244

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

The table below reconciles Net Income (Loss) to Core Earnings for the three and nine months ended September 30, 2018 and September 30, 2017:

(dollars in thousands)	Three months ended September 30, 2018	Three months ended September 30, 2017	Nine months ended September 30, 2018	Nine months ended September 30, 2017
Net Income	$20,882	$22,767	$44,064	$63,693
Income tax provision (benefit)	206	(1,155)	555	1,272
Net Income before income taxes	21,088	21,612	44,619	64,965

Adjustments:
Investments:
Unrealized (gain) loss on investments, securitized debt and other liabilities	(13,128)	(5,249)	87,526	(35,126)
Other than temporary impairment	2,533	7,225	8,423	19,901
Realized (gain) loss on sale of investments	24,229	(1,830)	29,262	(20,600)
Realized (gain) loss on foreign currency transactions	—	(1)	—	1
One-time transaction costs	310	—	514	—

Derivative Instruments:
Net realized (gain) loss on derivatives	(29,569)	(9,062)	(131,660)	165,649
Net unrealized (gain) loss on derivatives	7,036	598	1,460	(160,255)

Amortization of discount on convertible senior unsecured notes	137	—	412	—
Non-cash stock-based compensation expense	70	218	195	795
Total adjustments	(8,382)	(8,101)	(3,868)	(29,635)
Core Earnings	$12,706	$13,511	$40,751	$35,330

Alternatively, our Core Earnings can also be derived as presented in the table below by starting with Adjusted net interest income, which includes interest income on Interest-Only Strips accounted for as derivatives and other derivatives, and net interest expense incurred on interest rate swaps and foreign currency swaps and forwards (a Non-GAAP financial measure) subtracting Total expenses, adding Non-cash stock based compensation, adding one-time transaction costs, adding amortization of discount on convertible senior notes and adding interest income on cash balances and other income (loss), net:

(dollars in thousands)	Three months ended September 30, 2018	Three months ended September 30, 2017	Nine months ended September 30, 2018	Nine months ended September 30, 2017
Adjusted net interest income	$18,119	$17,318	$56,616	$47,265
Total expenses	(5,845)	(4,240)	(16,761)	(13,572)
Non-cash stock-based compensation	70	218	195	795
One-time transaction costs	310	—	514	—
Amortization of discount on convertible unsecured senior notes	137	—	412	—
Interest income on cash balances and other income (loss), net	(85)	215	(225)	842
Core Earnings	$12,706	$13,511	$40,751	$35,330

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

Our liquidity and capital resources are managed on a daily basis to ensure that we have sufficient liquidity to absorb market events that could negatively impact collateral valuations and result in margin calls as well as to ensure that we have the flexibility to manage our investment portfolio to take advantage of market opportunities. As of September 30, 2018, our principal sources of cash consist of a secondary public stock offerings, borrowings under repurchase agreements, payments of principal and interest on our investment portfolio and cash generated from operations.

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

Sources of Liquidity
Principal Sources of Cash
We held cash of approximately $12.8 million and $36.7 million at September 30, 2018 and September 30, 2017, respectively. Our primary sources of cash currently consist of repurchase agreement borrowings, investment income, principal repayments on investments and the proceeds from debt and equity offerings, to the extent available in the capital markets. In the future, we expect our primary sources of liquidity to consist of payments of principal and investment income, unused borrowing capacity under our financing sources and future issuances of equity and debt securities.
Repurchase Agreements
As of September 30, 2018, we had master repurchase agreements with 28 counterparties.  We had borrowings under repurchase agreements with 16 counterparties of approximately $3.5 billion at September 30, 2018.  The following tables present our repurchase agreement borrowings by type of collateral pledged, as of September 30, 2018 and September 30, 2017, and the respective effective cost of funds (Non-GAAP financial measure) for the three and nine months ended September 30, 2018 and September 30, 2017, respectively.  See “Non-GAAP Financial Measures” (dollars in thousands):

	September 30, 2018			Three months ended September 30, 2018		Nine months ended September 30, 2018
Collateral	Borrowings Outstanding	Value of Collateral Pledged (1)	Weighted Average Interest Rate end of period	Weighted Average Cost of Funds	Weighted Average Effective Cost of Funds (Non-GAAP)(2)	Weighted Average Cost of Funds	Weighted Average Effective Cost of Funds (Non-GAAP)(2)	Weighted Average Haircut end of period
Agency RMBS, at fair value	$393,486	$403,339	2.39%	2.25%	2.25%	1.96%	1.96%	4.65%
Agency CMBS, at fair value	1,833,352	1,922,520	2.36%	2.24%	2.24%	1.96%	1.96%	5.02%
Non-Agency RMBS, at fair value	71,117	98,863	3.70%	3.74%	3.74%	3.51%	3.51%	27.95%
Non-Agency CMBS, at fair value	212,282	286,728	3.79%	3.83%	3.83%	3.63%	3.63%	25.99%
Residential Whole-Loans, at fair value(3)	585,178	684,463	3.65%	3.90%	3.90%	4.08%	4.08%	13.90%
Residential Bridge Loans(3)	216,917	249,471	4.37%	4.39%	4.39%	4.49%	4.49%	20.00%
Commercial loans, at fair value	87,567	123,677	4.33%	4.65%	4.65%	4.66%	4.66%	35.00%
Securitized commercial loan, at fair value(3)	7,599	13,800	3.99%	3.96%	3.96%	3.90%	3.90%	45.00%
Other securities, at fair value	61,821	92,391	3.86%	4.02%	4.02%	3.70%	3.70%	32.95%
Interest rate swaps	n/a	n/a	n/a	n/a	(0.25)%	n/a	(0.08)%	n/a
Total	$3,469,319	$3,875,252	2.90%	2.84%	2.59%	2.49%	2.41%	10.35%

(1)	Excludes approximately $18.6 million of cash collateral posted.

(2)
The effective cost of funds for the period presented is calculated on an annualized basis and includes interest expense for the period and net periodic interest payments on interest rate swaps, net of premium amortization on MAC swaps, of approximately $2.0 million and $2.0 million received for the three and nine months ended September 30, 2018.  While interest rate swaps are not accounted for using hedge accounting, such instruments are viewed by us as an economic hedge against increases in interest rates on our liabilities and are treated as hedges for purposes of satisfying the REIT requirements.  See “Non-GAAP Financial Measures”.

(3)	Repurchase agreement borrowings collateralized by Whole-Loans, Bridge Loans and securitized commercial loans owned through trust certificates. The trust certificates are eliminated upon consolidation.

	September 30, 2017			Three months ended September 30, 2017		Nine months ended September 30, 2017
Collateral	Borrowings Outstanding	Fair Value of Collateral Pledged (1)	Weighted Average Interest Rate end of period	Weighted Average Cost of Funds	Weighted Average Effective Cost of Funds (Non-GAAP)(2)	Weighted Average Cost of Funds	Weighted Average Effective Cost of Funds (Non-GAAP)(2)	Weighted Average Haircut end of period
Agency RMBS	$792,520	$823,403	1.39%	1.34%	1.34%	1.15%	1.15%	4.79%
Agency CMBS	2,019,010	2,109,202	1.39%	1.37%	1.37%	1.23%	1.23%	5.06%
Non-Agency RMBS	48,443	64,348	2.85%	2.84%	2.84%	2.69%	2.69%	23.29%
Non-Agency CMBS	192,015	278,095	2.96%	2.97%	2.97%	2.80%	2.80%	30.38%
Residential Whole-Loans(3)	156,751	191,439	3.48%	3.52%	3.52%	3.36%	3.36%	20.00%
Residential Bridge Loans(3)	51,074	54,912	4.29%	4.29%	4.29%	4.40%	4.40%	20.00%
Securitized commercial loan(3)	6,809	13,973	3.09%	3.20%	3.20%	3.28%	3.28%	50.00%
Other securities	69,634	122,651	3.36%	3.47%	3.47%	3.36%	3.36%	39.68%
Interest rate swaps	n/a	n/a	n/a	n/a	0.24%	n/a	0.64%	n/a
Total	$3,336,256	$3,658,023	1.69%	1.72%	2.00%	1.62%	2.30%	8.46%

(1)	Excludes approximately $25.0 million of cash collateral posted.

(2)
The effective cost of funds for the period presented is calculated on an annualized basis and includes interest expense for the period and net periodic interest payments on interest rate swaps, net of premium amortization on MAC swaps, of approximately $1.7 million and $12.3 million for the three and nine months ended September 30, 2017, respectively.  While interest rate swaps are not accounted for using hedge accounting, such instruments are viewed by us as an economic hedge against increases in interest rates on our liabilities and are treated as hedges for purposes of satisfying the REIT requirements.  See “Non-GAAP Financial Measures”.

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

Convertible Senior Unsecured Notes

In October 2017, we completed the issuance of $115.0 million aggregate principal amount of its 6.75% Convertible Senior Notes due October 1, 2022 (the “Convertible Notes”) in a public offering, which included $15.0 million aggregate principal amount sold by us to the underwriter on the same terms and conditions to cover over-allotments. The notes are unsecured, pay interest semiannually at a rate of 6.75% per annum and are convertible at the option of the holder into shares of our common stock. The notes will mature in October 2022, unless earlier converted or repurchased in accordance with their terms. We do not have the right to redeem the notes prior to maturity, but may be required to repurchase the notes from holders under certain circumstances. The notes have an initial conversion rate of 83.1947 shares of common stock per $1,000 principal amount of the notes (equivalent to an initial conversion price of $12.02 per share), subject to adjustment. The net proceeds from the offering were approximately $111.1 million after deducting underwriting discounts and offering expenses.

At-The-Market Program

In April 2017, we entered into an equity distribution agreement with JMP Securities LLC, or "JMP", under which we may offer and sell up to $100.0 million shares of common stock in an At-The-Market equity offering from time to time through JMP. As of September 30, 2018, we have not sold any shares under this agreement.

Secondary Public Offering
In September 2018, we completed a secondary public offer in which we sold 6,500,000 shares of our common stock, including all 303,422 shares in treasury stock, at a price of $10.85 per share, for net proceeds of approximately $67.8 million after subtracting underwriting commissions and offering expenses of approximately $2.7 million.

Cash Generated from Operations

For the nine months ended September 30, 2018, net cash from operating activities was approximately $141.4 million, this was primarily attributable to the net interest income we earned on our investments less operating expenses, general and administrative expenses and margin settlements of interest rate swaps. For the nine months ended September 30, 2017, net cash from operating activities was approximately $15.6 million, which was primarily attributable to net interest income we earned on our investments less operating expenses, general and administrative expenses. The change period over period was mainly attributable to the settlement of interest rate swaps.

Cash Provided by and Used in Investing Activities

For the nine months ended September 30, 2018, net cash used in investing activities was approximately $1.5 billion. This was primarily attributable to our investment acquisitions, including an investment from a consolidated CMBS VIE, which was partially offset by proceeds from sales and receipts of principal payments on our investments. For the nine months ended September 30, 2017, net cash used in investing activities was approximately $1.2 billion. This was primarily attributable to our investment acquisitions, which was partially offset by proceeds from sales and receipts of principal payments on our investments.

Cash Provided by and Used in Financing Activities

For the nine months ended September 30, 2018, net cash provided by financing activities was approximately $1.4 billion. This was primarily attributable to proceeds received from securitized debt related to a consolidated CMBS VIE and proceeds from a secondary public offer with net proceeds of approximately $67.8 million (includes the re-issuance of treasury stock for a net proceeds of $3.2 million) after subtracting underwriting commissions and offering expenses. For the nine months ended September 30, 2017, net cash provided by financing activities was approximately $1.1 billion.  This was primarily attributable to the net repurchase agreement borrowings.

Contractual Obligations and Commitments

Our contractual obligations as of September 30, 2018 are as follows (dollars in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Borrowings under repurchase agreements	$3,469,319	—	—	—	$3,469,319
Contractual interest on repurchase agreements	21,061	—	—	—	21,061
Convertible senior unsecured notes	—	—	115,000	—	115,000
Contractual interest on convertible senior unsecured notes	3,881	15,525	11,644	—	31,050
Securitized debt(2)	—	1,107,117	—	—	1,107,117
Contractual interest on securitized debt(3)	53,554	75,369	—	—	128,923
Investment related payables	169,499	—	—	—	169,499
Total: GAAP Basis - Excluding TBA - long positions	3,717,314	1,198,011	126,644	—	5,041,969
TBA - long positions	403,000	—	—	—	403,000
Total: Non-GAAP Basis	$4,120,314	1,198,011	126,644	—	$5,444,969

(1)	The table above does not include amounts due under the Management Agreement (as defined herein) with our Manager, as those obligations do not have fixed and determinable payments.

(2)	The securitized debt is non-recourse to us and can only be settled with the assets held in the securitization. Assumes entire outstanding principal balance at September 30, 2018 is paid at maturity.

(3)	For variable rate debt, the one month LIBOR rate as of September 30, 2018 of 2.2% was used to calculate the contractual interest.

Repurchase Agreements

At September 30, 2018, we had entered into repurchase agreement borrowings of approximately $24.7 million, which settled by October 1, 2018, with a weighted average interest rate of 2.58%, a weighted average contractual maturity of 29 days and secured by collateral of approximately $26.4 million.

Securitized Debt

At September 30, 2018, we had securitized debt related to the consolidated VIEs, with a principal balance of $1.1 billion (and a fair value of $1.1 billion).  The securitized debt and related interest payments of the VIEs can only be settled with the securitized commercial loans that serve as collateral of the VIEs and is non-recourse to us.

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

Off-Balance Sheet Arrangements

As of September 30, 2018, we held contracts to purchase (“long position”) and sell (“short position”) TBAs on a forward basis.  If a counterparty to one of the TBAs that we enter into defaults on its obligations, we may not receive payments or securities due under the TBA agreement, and thus, we may lose any unrealized gain associated with that TBA transaction.

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

As of September 30, 2018, 13 of the counterparties that we had outstanding repurchase agreement borrowings held collateral which we posted as security for such borrowings in excess of 5% of our stockholders’ equity.  Prior to entering into a repurchase agreement with any particular institution, our Manager does a thorough review of such potential counterparty.  Such review, however, does not assure the creditworthiness of such counterparty nor that the financial wherewithal of the counterparty will not deteriorate in the future.

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

The sensitivity analysis table presented below shows the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments, including interest rate swaps, Interest-Only Strips, and net interest income at September 30, 2018, assuming a static portfolio of assets. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our Manager’s expectations. The analysis presented utilizes our Manager’s assumptions, models and estimates, which are based on our Manager’s judgment and experience.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+1.00%	4.45%	(0.06)%
+0.50%	2.24%	(0.02)%
-0.50%	(2.64)%	(0.01)%
-1.00%	(5.55)%	(0.11)%

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

Certain assumptions have been made in connection with the calculation of the information set forth in the table above and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes.  The base interest rate scenario assumes interest rates at September 30, 2018.  The analysis presented utilizes assumptions and estimates based on our Manager’s judgment and experience.  Furthermore, while we generally expect to retain such assets and the associated interest rate risk, future purchases and sales of assets could materially change our interest rate risk profile.

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

As of September 30, 2018, we have entered into five master securities forward trading agreements, or MSFTAs, which may govern the trading of some or all TBA transactions.  Pursuant to the terms of these MSFTAs, we and our counterparties would be required to post margin to the other when the mark to market exposure of the TBA transactions executed under the agreement exceed certain thresholds.  We expect to continue to negotiate and enter into MSFTAs with additional TBA counterparties.  The margin provisions of the MSFTA help to mitigate, but do not eliminate, counterparty risk associated with TBA transactions.  If a counterparty to a TBA transaction cannot perform under the terms of the trade, we may not receive securities we have agreed to purchase or payment for securities we have agreed to sell, and thus, we may lose any unrealized gain associated with such transaction.

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

We enter into interest rate swaps to manage our interest rate risk. We are required to pledge cash or securities as collateral as part of a margin arrangement, calculated daily, in connection with the interest rate swaps. The amount of margin that we are required to post will vary and generally reflects collateral required to be posted with respect to interest rate swaps that are in an unrealized loss position to us and is generally based on a percentage of the aggregate notional amount of interest rate swaps per counterparty.  Margin calls could adversely affect our liquidity. Our inability to post adequate collateral for a margin call could result in a condition of default under our interest rate swap agreements, thereby resulting in liquidation of the collateral pledged by us, which may have a material adverse consequence on our business, financial position, results of operations and cash flows. Conversely, if our interest rate swaps are in an unrealized gain position, our counterparties to bilateral swaps are required to post collateral with us, under the same terms that we post collateral with them.  We generally enter into a MAC interest rate swap in which we receive or make a payment at the time of entering such interest rate swap to compensate for the out of the market nature of such interest rate swap.  Similar to all other interest rate swaps, MAC interest rate swaps are subject to the margin requirements previously described.

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

We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of September 30, 2018. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

No change occurred in our internal control over financial reporting (as defined in Rule13a-15(f) and Rule 15d-15(f) of the Exchange Act) during the three months ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  Legal Proceedings

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business.  As of September 30, 2018, the Company was not involved in any legal proceedings.

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

November 7, 2018

By:	/s/ LISA MEYER

Lisa Meyer
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

November 7, 2018