Form 10-K
period 2018-12-31
Western Asset Mortgage Capital Corp
filed 2019-03-06
CIK 1465885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of the registrant's common stock held by non-affiliates was $417,274,538 based on the closing sales price on the New York Stock Exchange on June 30, 2018.
On March 5, 2019, the registrant had a total of 48,116,379 shares of common stock outstanding.

FORWARD-LOOKING INFORMATION
The Company makes forward-looking statements herein and will make forward-looking statements in future filings with the Securities and Exchange Commission (the “SEC”), press releases or other written or oral communications within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  For these statements, the Company claims the protections of the safe harbor for forward-looking statements contained in such sections.  Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond the Company’s control.  These forward-looking statements include information about possible or assumed future results of the Company’s business, financial condition, liquidity, results of operations, plans and objectives.  When the Company uses the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions, the Company intends to identify forward-looking statements.  Statements regarding the following subjects, among others, may be forward-looking: market trends in the Company’s industry, interest rates, real estate values, the debt securities markets, the U.S. housing and the U.S. and foreign commercial real estate markets or the general economy or the market for residential and/or commercial mortgage loans; the Company’s business and investment strategy; the Company’s projected operating results; changes in interest rates and the market value of the Company's target assets; credit risks; servicing -related risks, including those associated with foreclosure and liquidation; the state of the U.S. and to a lesser extent, international economy generally or in specific geographic regions; economic trends and economic recoveries; the Company’s ability to obtain and maintain financing arrangements, including under the Company's repurchase agreements, a form of secured financing, and securitizations; the current potential return dynamics available in residential mortgage-backed securities (“RMBS”), and commercial mortgage-backed securities (“CMBS” and collectively with RMBS, “MBS”); the level of government involvement in the U.S. mortgage market; the anticipated default rates on CMBS and CommercialLoans; the loss severity on Non-Agency MBS the general volatility of the securities markets in which the Company participates; changes in the value of the Company’s assets; the Company’s expected portfolio of assets; the Company’s expected investment and underwriting process; interest rate mismatches between the Company’s target assets and any borrowings used to fund such assets; changes in prepayment rates on the Company’s target assets; effects of hedging instruments on the Company’s target assets; rates of default or decreased recovery rates on the Company’s target assets; the degree to which the Company’s hedging strategies may or may not protect the Company from interest rate volatility; the impact of and changes in governmental regulations, tax law and rates, accounting guidance and similar matters; the Company’s ability to maintain the Company’s qualification as a real estate investment trust for U.S. federal income tax purposes; the Company’s ability to maintain its exemption from registration under the Investment Company Act of 1940, as amended (the “1940 Act”); the availability of opportunities to acquire Agency RMBS, Non-Agency RMBS, CMBS, Residential and Commercial Whole Loans, Residential and Commercial Bridge Loans and other mortgage assets; the availability of qualified personnel; estimates relating to the Company’s ability to make distributions to its stockholders in the future; and the Company’s understanding of its competition.
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

Part I
Item 1.    Business
Our Company
Western Asset Mortgage Capital Corporation, a Delaware corporation, and Subsidiaries (the “Company” unless otherwise indicated or except where the context otherwise requires “we”, “us” or “our”) commenced operations in May 2012, focused on investing in, financing and managing a diversified portfolio of real estate related securities, whole loans and other financial assets, which we collectively refer to as our target assets.  We are externally managed by Western Asset Management Company, LLC (our “Manager”) pursuant to the terms of a management agreement. We conduct our operations to qualify and be taxed as a real estate investment trust, or REIT, for U.S. federal income tax purposes. Accordingly, we generally will not be subject to U.S. federal income taxes on our taxable income that we distribute currently to our stockholders as long as we maintain our intended qualification as a REIT. However, certain activities that we may perform may cause us to earn income which will not be qualifying income for REIT purposes. We have designated a subsidiary as a taxable REIT subsidiary, or TRS, to engage in such activities. We also intend to operate our business in a manner that permits us to maintain our exemption from registration under the 1940 Act, as amended, or the Investment Company Act. Our common stock is traded on the New York Stock Exchange, or the NYSE, under the symbol "WMC".

Our objective is to provide attractive risk adjusted returns to our stockholders primarily through an attractive dividend, we intend to support with sustainable core earnings, as well as the potential for higher returns through capital appreciation. Our investment strategy is based on our Manager's perspective of which mix of our target assets it believes provides us with the best risk-reward opportunities at any given time.  We also deploy leverage as part of our investment strategy to increase potential returns. We primarily finance our investments through short-term repurchase agreements.

Our Manager
We are externally managed and advised by our Manager, an SEC-registered investment advisor and a wholly-owned subsidiary of Legg Mason, Inc., headquartered in Pasadena, California, that specializes in fixed-income asset management. From offices in Pasadena, Hong Kong, London, Melbourne, New York, São Paulo, Singapore, Tokyo and Zurich, our Manager's 856 employees provide investment services for a wide variety of global clients, including mutual funds, corporate, public, insurance, health care, union organizations and charitable foundations. In addition, two of our directors, James W. Hirschmann III and Jennifer W. Murphy, are also employees of our Manager. Our Manager is responsible for, among other duties: (i) performing all of our day-to-day functions; (ii) determining investment criteria in conjunction with our Board of Directors; (iii) sourcing, analyzing and executing investments, asset sales and financings; (iv) performing asset management duties; and (v) performing financial and accounting management.
Our Competitive Advantages
Our competitive advantages in the marketplace stems from our relationship with our Manager. As of December 31, 2018, our Manager had approximately $429.1 billion in assets under management. Our Manager's scale makes it an important trading partner for many of the largest broker-dealers and banks, which provides our investment team the ability to source real estate related opportunities directly from originators as well as access attractive financing.
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

Residential Whole Loans. — Residential Whole Loans are mortgages secured by single family residences held directly by us or through consolidated trusts with us holding the beneficial interest in the trusts. Our Residential Whole Loans include conforming fixed rate mortgages and adjustable rate mortgages that do not qualify for the Consumer Finance Protection Bureau’s (or CFPB) safe harbor provision for “qualifying mortgages” ("Non QM" mortgages). Our Manager’s review, relating to Non QM mortgages, includes an analysis of the loan originator’s procedures and documentation for compliance with Ability-to-Repay requirements. We may in the future securitize the whole-loan interests, selling more senior interests in the pool of loans and retaining residual portions.  The characteristics of our Residential Whole Loans may vary going forward.

Residential Bridge Loans. — Residential Bridge Loans are mortgages secured by non owner occupied single family and multi-family residences, typically short-term, held directly by us or through structured Non-Agency RMBS programs crafted specifically for us and other clients of our Manager.  These loans are held in a consolidated trust with us holding the beneficial interest in the trust.

Commercial Whole Loans. — Commercial Whole Loans are generally loans ranging from, $20.0 million to $100.0 million, secured by commercial real estate typically short-term loans. The collateral types may include hospitality, senior care living facilities, multifamily, office retail and industrial properties. These loans may be held directly by us or through consolidated trusts with us holding the beneficial interest in the trust.

Commercial Mezzanine Loans. — Commercial mezzanine loans are generally structured to represent a senior position in the borrower’s equity in, and subordinate to a first mortgage loan, on a property. These loans are generally secured by pledges of ownership interests, in whole or in part, in entities that directly or indirectly own the real property. At times, mezzanine loans may be secured by additional collateral, including letters of credit, personal guarantees, or collateral unrelated to the property. Mezzanine loans may be structured to carry either fixed or floating interest rates as well as carry a right to participate in a percentage of gross revenues and a percentage of the increase in the fair market value of the property securing the loan. Mezzanine loans may also contain prepayment lockouts, penalties, minimum profit hurdles and other mechanisms to protect and enhance returns to the lender. Mezzanine loans usually have maturities that match the maturity of the related mortgage loan but may have shorter or longer terms. Depending on the structure of a transaction, Commercial Mezzanine loans may or may not qualify as "qualifying real estate interests" for purposes of the 1940 Act.

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

ABS. — Debt and/or equity tranches of securitizations backed by various asset classes including, but not limited to, aircraft, automobiles, credit cards, equipment, franchises, recreational vehicles and student loans. Investments in ABS generally are not qualifying assets for purposes of the 75% real estate asset test applicable to REITs and generally do not generate qualifying income for purposes of the 75% real estate income test applicable to REITs. As a result, we may be limited in our ability to invest in such assets.

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

Our Investment Portfolio

Our investment portfolio composition at December 31, 2018.

Investment Portfolio

Investment Portfolio Excluding Securitized Commercial Loans

In November 2015, we acquired a $14.0 million Non-Agency CMBS security which resulted in the consolidation of a VIE and the initial recording of a $25.0 million securitized commercial loan and $11.0 million non-recourse securitized debt. In March 2018, we acquired a $67.8 million Non-Agency CMBS security which resulted in the consolidation of a VIE and the initial recording of a $1.3 billion securitized commercial loan and $1.3 billion non-recourse securitized debt. Refer to Note 6 - "Commercial Real Estate Investments" for details. The following table reflects the portfolio including the fair market value of the Non-Agency CMBS securities as of December 31, 2018 of $63.9 million and excludes the $1.0 billion of securitized commercial loans.

Our Financing Strategy

 We deploy leverage to increase potential returns to our stockholders and to fund the acquisition of our target assets. While we are not required to maintain any particular leverage ratio, excluding non-recourse debt we expect to maintain a debt-to-equity ratio of three to ten times the amount of our stockholders’ equity, depending on our investment composition. The amount of leverage we use for our portfolio depends upon a variety of factors, such as, general economic, political and financial market conditions, the anticipated liquidity and price volatility of our assets, the availability and cost of financing the assets, the credit worthiness of financing counterparties and the health of the U.S. residential and commercial mortgage markets. At December 31, 2018, our aggregate debt-to-equity ratio was approximately 5.8 to 1 when we exclude our securitized debt and 7.7 to 1 when we include our securitized debt. The debt-to-equity ratio is not a comprehensive statement of overall investment portfolio leverage which is affected by any leverage embedded in TBAs and derivative instruments.

Repurchase Agreements

We primarily finance our investments through repurchase agreements for which we pledge our assets. Our repurchase agreements have maturities generally ranging from one to twelve months, but in some cases longer. Repurchase agreements involve the transfer of the pledged collateral to a counterparty at an agreed upon price in exchange for such counterparty’s simultaneous agreement to return the same security back to the borrower at a future date (i.e., the maturity of the borrowing). Under our repurchase agreements, we retain beneficial ownership of the pledged collateral, while the counterparty maintains custody of such collateral.  At the maturity of a repurchase financing, unless the repurchase financing is renewed with the same counterparty, we are required to repay the loan, including any accrued interest, and concurrently reacquire custody of the pledged collateral or, with the consent of the counterparty, we may renew the repurchase financing at the then prevailing market interest rate and terms.  The amount borrowed under our repurchase agreements is a specified percentage of the asset’s applicable fair value, which is dependent on the collateral type.  Our repurchase agreement counterparties generally require collateral in excess of the loan amount, or haircuts. As of December 31, 2018, the ranges of the haircuts on our investments were as follow:

	Minimum	Maximum (excluding IOs and IIOs)	Maximum (including IOs and IIOs)
Agency RMBS IOs and IIOs	20.0%	n/a	30.0%
Agency CMBS	5.0%	5.0%	15.0%
Non-Agency RMBS	15.0%	50.0%	n/a
Non-Agency CMBS	15.0%	35.0%	n/a
Other securities	25.0%	50.0%	n/a
Residential Whole Loans(1)	5.0%	20.0%	n/a
Commercial Loans(2)	35.0%	45.0%	n/a

(1) Includes Residential Bridge Loans.
(2) Includes Securitized commercial loans.

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

In order to reduce our exposure of risk associated with concentration to any one repurchase agreement counterparty, we seek to diversify our exposure by entering into repurchase agreements with multiple counterparties. At December 31, 2018, we had repurchase agreements with 29 counterparties and outstanding borrowings with 15 of such counterparties. Our total outstanding borrowings under our repurchase agreements was $2.8 billion, with a maximum net exposure to any single repurchase agreement counterparty of $172.8 million, or 34.4% of equity.

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

Our Hedging and Risk Management Strategy

Our overall portfolio strategy is designed to generate attractive returns to our investors through various economic cycles. We believe our broad approach to investing in the real estate mortgage markets, which considers all categories of real estate assets, allows us to invest in a diversified portfolio and help mitigate our portfolio from risks that arise from investing in a single or limited collateral type. In connection with our risk management activities, we enter into a variety of derivative and non-derivative instruments. Our primary objective for acquiring these derivatives and non-derivative instruments is to mitigate our exposure to future events that are outside our control. Our derivative instruments are designed to mitigate the effects market risk and cash flow volatility associated with interest rate risk, including associated prepayment risk. As part of our hedging strategy, we may enter into interest rate swaps, including forward starting swaps, interest rate swaptions, U.S. Treasury options, future contracts, TBAs, total return swaps, credit default swaps, foreign current swaps and forwards and other similar instruments.

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
Our internet address is www.westernassetmcc.com. The information on our website is not incorporated by reference in this Annual Report on Form 10-K. We make available, free of charge through a link on our site, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports, if any, as filed or furnished with the SEC, as soon as reasonably practicable after such filing or furnishing. Our site also contains our code of business conduct and ethics, corporate governance guidelines and the charters of our audit committee, nominating and corporate governance committee and compensation committee of our Board of Directors. Within the time period required by the rules of the SEC and the New York Stock Exchange, or NYSE, we will post on our website any amendment to our code of business conduct and ethics as defined in the code. Our documents filed with, or furnished to, the SEC are also available for review on the SEC's website at www.sec.gov.
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
Our investment portfolio contains a significant allocation to MBS, as well Residential Whole Loans. The relationship between short-term and longer-term interest rates is often referred to as the “yield curve.” In a normal yield curve environment, an investment in such assets will generally decline in value if long-term interest rates increase. Declines in market value may ultimately reduce earnings or result in losses to us, which may negatively affect cash available for distribution to our stockholders. Ordinarily, short-term interest rates are lower than longer-term interest rates. If short-term interest rates rise disproportionately relative to longer-term interest rates (a flattening of the yield curve), our borrowing costs will generally increase more rapidly than the interest income earned on our assets. Because our investments on average, generally bear interest based on longer-term rates than our borrowings, a flattening of the yield curve would tend to decrease our net interest margin, net income, book value and the market value of our net assets. It is also possible that short-term interest rates may exceed longer-term interest rates (a yield curve inversion), in which event our borrowing costs may exceed our interest income and we could incur operating losses. Additionally, to the extent cash flows from investments that return scheduled and unscheduled principal are reinvested, the spread between the yields on the new investments and available borrowing rates may decline, which would likely decrease our net income. A significant risk associated with our target assets is the risk that both long-term and short-term interest rates will increase significantly. If long-term rates increase significantly, the market value of these investments will decline, and the duration and weighted average life of the investments will increase. At the same time, an increase in short-term interest rates will increase the amount of interest owed on the repurchase agreements we enter into to finance the purchase of our investments.
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
Risks related to our investing strategy
Our investments in Non-Agency MBS, Residential Whole Loans, and Residential Bridge Loans involve credit risks, which could materially adversely affect our results of operations.

The holder of a residential mortgages or MBS assumes the risk that the related borrowers may default on their obligations to make full and timely payments of principal and interest. Under our investment policy, we have the ability to acquire Non-Agency MBS, Residential Whole Loans, and Residential Bridge Loans. In general, these investments carry greater investment risk than Agency MBS because the former are not guaranteed as to principal or interest by the U.S. Government, any federal agency or any federally chartered corporation. Higher-than-expected rates of default and/or higher-than-expected loss severities on these investments could adversely affect the value of these assets. Accordingly, defaults in the payment of principal and/or interest on our Residential Whole Loans, Residential Bridge Loans, and Non-Agency MBS and , would likely result in our incurring losses of income from, and/or losses in market value relating to, these assets, which could materially adversely affect our results of operations.

In particular, our portfolio of Residential Whole Loans continued to be one of our faster growing asset class during 2018. We expect that our investment portfolio in Residential Whole Loans will continue to increase during 2019. As a holder of Residential Whole Loans, we are subject to the risk that the related borrowers may default or have defaulted on their obligations to make full and timely payments of principal and interest. A number of factors impact a borrower’s ability to repay including, among other things, changes in employment status, changes in interest rates or the availability of credit, and changes in real estate values. In addition to the credit risk associated with these assets, Residential Whole Loans are less liquid than certain of our other credit sensitive assets, which may make them more difficult to dispose of if the need or desire arises. If actual results are different from our assumptions in determining the prices paid to acquire such loans, particularly if the market value of the underlying properties decreases significantly subsequent to purchase, we may incur significant losses, which could materially adversely affect our results of operations.

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
The assets we acquire are not publicly traded. A lack of liquidity may result from the absence of a willing buyer or an established market for these assets, as well as legal or contractual restrictions on resale or the unavailability of financing for these assets. In addition, mortgage-related assets generally experience periods of illiquidity, especially during periods of economic stress such as the economic recession in 2008 which resulted in increased delinquencies and defaults with respect to residential and commercial mortgage loans. The illiquidity of our investments may make it difficult for us to sell such investments if the need or desire arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments. Further, we may face other restrictions on our ability to liquidate an investment in a business entity to the extent that we or our Manager has or could be attributed with material, non-public information regarding such business entity. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited, which could adversely affect our results of operations and financial condition.
An economic recession and declining real estate values could impair our assets and harm our operations.
The risks associated with our business are more severe during economic recessions and are compounded by declining real estate values. The Residential Whole Loans, Residential Bridge Loans, Commercial Loans Non-Agency RMBS and Non-Agency CMBS in which we invest a part of our capital will be particularly sensitive to these risks. Declining real estate values will likely reduce the level of new mortgage loan originations since borrowers often use appreciation in the value of their existing properties to support the purchase of additional properties. Borrowers will also be less able to pay principal and interest on loans underlying the securities in which we invest if the value of residential and commercial real estate weakens further. Further, declining real estate values significantly increase the likelihood that we will incur losses on these investments in the event of default because the value of collateral on the mortgages underlying such securities may be insufficient to cover the outstanding principal amount of the loan. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect our net interest income from these investments , which could have an adverse effect on our financial condition, results of operations and our ability to make distributions to our stockholders
Our investments in Residential Whole Loans, Residential Bridge Loans and Commercial Loans subject us to servicing-related risks, including those associated with foreclosure and liquidation.

We rely on third-party servicers to service and manage the mortgages underlying our loan portfolio. The ultimate returns generated by these investments may depend on the quality of the servicer. If a servicer is not vigilant in seeing that borrowers make their required monthly payments, borrowers may be less likely to make these payments, resulting in a higher frequency of default. If a servicer takes longer to liquidate non-performing mortgages, our losses related to those loans may be higher than originally anticipated. Any failure by servicers to service these mortgages and/or to competently manage and dispose of REO properties could negatively impact the value of these investments and our financial performance. In addition, while we have contracted with third-party servicers to carry out the actual servicing of the loans (including all direct interface with the borrowers), for loans that we purchase together with the related servicing rights, we are nevertheless ultimately responsible, vis-à-vis the borrowers and state and federal regulators, for ensuring that the loans are serviced in accordance with the terms of the related notes and mortgages and applicable law and regulation. In light of the current regulatory environment, such exposure could be significant even though we might have contractual claims against our servicers for any failure to service the loans to the required standard.

The foreclosure process, especially in judicial foreclosure states such as New York, Florida and New Jersey, can be lengthy and expensive, and the delays and costs involved in completing a foreclosure, and then subsequently liquidating the REO property through sale, may materially increase any related loss. In addition, at such time as title is taken to a foreclosed property, it may require more extensive rehabilitation than we estimated at acquisition. Thus, a material amount of foreclosed residential mortgage loans, particularly in the states mentioned above, could result in significant losses in our Residential Whole Loan portfolio and could materially adversely affect our results of operations.
The commercial mortgage loans underlying the CMBS and our Commercial Loans we may acquire are subject to defaults, foreclosure timeline extension, fraud and commercial price depreciation and unfavorable modification of loan principal amount, interest rate and amortization of principal, which could result in losses to us.
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
We use our investments as collateral for our financings. Any decline in their value, or perceived market uncertainty about their value, would likely make it difficult for us to obtain financing on favorable terms or at all, or maintain our compliance with terms of any financing arrangements already in place. Our investments in mortgage-backed securities and Whole Loans are recorded at fair value under a fair value option election at the time of purchase with changes in fair value reported in earnings. As a result, a decline in fair values of our mortgage-backed securities and Whole Loans could reduce both our earnings and stockholders' equity. If market conditions result in a decline in the fair value of our assets, our financial position and results of operations could be adversely affected.
Interest rate mismatches between our RMBS and Whole Loans backed by ARMs or hybrid ARMs and our borrowings used to fund our purchases of these assets may cause us to suffer losses.
We may fund our RMBS and Whole Loans with borrowings that have interest rates that adjust more frequently than the interest rate indices and repricing terms of RMBS and Whole Loans backed by adjustable-rate mortgages, or ARMs, or hybrid ARMs. Accordingly, if short-term interest rates increase, our borrowing costs may increase faster than the interest rates on RMBS and Whole Loans backed by ARMs or hybrid ARMs adjust. As a result, in a period of rising interest rates, we could experience a decrease in net income or a net loss.
In most cases, the interest rate indices and repricing terms of RMBS and Whole Loans backed by ARMs or hybrid ARMs and our borrowings will not be identical, thereby potentially creating an interest rate mismatch between our investments and our borrowings. While the historical spread between relevant short-term interest rate indices has been relatively stable, there have been periods when the spread between these indices was volatile. During periods of changing interest rates, these interest rate index mismatches could reduce our net income or produce a net loss, and adversely affect the level of our dividends and the market price of our common stock.
In addition, RMBS and Whole Loans backed by ARMs or hybrid ARMs will typically be subject to lifetime interest rate caps that limit the amount an interest rate can increase through the maturity of the RMBS and Whole Loans. However, our borrowings under repurchase agreements typically are not subject to similar restrictions. Accordingly, in a period of rapidly increasing interest rates, the interest rates paid on our borrowings could increase without limitation while caps could limit the interest rates on these types of RMBS and Whole Loans. This problem is magnified for RMBS and Whole Loans backed by ARMs or hybrid ARMs that are not fully indexed. Further, some RMBS and Whole Loans backed by ARMs or hybrid ARMs may be subject to periodic payment caps that result in a portion of the interest being deferred and added to the principal outstanding. As a result, we may receive less cash income on these types of RMBS and Whole Loans than we need to pay interest on our related borrowings. These factors could reduce our net interest income and cause us to suffer a loss during periods of rising interest rates.
As of December 31, 2018, our Non-Agency RMBS and Whole Loans were secured by ARMs, Hybrid ARMS, pay option ARMs and fixed-rate mortgages. There can be no assurance that this will not change in the future.
Changes in prepayment rates may adversely affect our profitability.
The RMBS assets and Residential Whole Loans we acquire are backed by pools of residential mortgage loans. We receive payments, generally, from the payments that are made on these underlying residential mortgage loans. While commercial mortgages frequently include limitations on the ability of the borrower to prepay, residential mortgages generally do not. When borrowers prepay their residential mortgage loans at rates that are faster than expected, the net result is prepayments that are faster than expected on the related RMBS and Residential Whole Loans. These faster than expected payments may adversely affect our profitability.
We may purchase RMBS assets and Residential Whole Loans that have a higher interest rate than the then prevailing market interest rate. In exchange for this higher interest rate, we may pay a premium to par value to acquire the asset. In accordance with accounting rules, we amortize this premium over the expected term of the asset based on our prepayment assumptions. If the asset is prepaid in whole or in part at a faster than expected rate, however, we must expense all or a part of the remaining unamortized portion of the premium that was paid at the time of the purchase, which will adversely affect our profitability.
Prepayment rates generally increase when interest rates fall and decrease when interest rates rise, but changes in prepayment rates are difficult to predict. House price appreciation, while increasing the value of the collateral underlying our RMBS and Residential Whole Loans, may increase prepayment rates as borrowers may be able to refinance at more favorable terms. Prepayments can also occur when borrowers default on their residential mortgages and the mortgages are prepaid from the proceeds of a foreclosure sale of the property (an involuntary prepayment), or when borrowers sell the property and use the sale proceeds to prepay the mortgage as part of a physical relocation. Prepayment rates also may be affected by conditions in the housing and financial markets, increasing defaults on residential mortgage loans, which could lead to an acceleration of the payment of the related principal, general economic conditions and the relative interest rates on fixed-rate mortgages and ARMs. While we seek to manage prepayment risk, in selecting RMBS and Residential Whole Loans investments we must balance prepayment risk against other risks, the potential returns of each investment and the cost of hedging our risks. No strategy can completely insulate us from prepayment or other such risks, and we may deliberately retain exposure to prepayment or other risks.
In addition, a decrease in prepayment rates may adversely affect our profitability. When borrowers prepay their residential mortgage loans at slower than expected rates, prepayments on the RMBS and Residential Whole Loans may be slower than expected. These slower than expected payments may adversely affect our profitability. We may purchase RMBS assets and Residential Whole Loans that have a lower interest rate than the then prevailing market interest rate. In exchange for this lower interest rate, we may pay a discount to par value to acquire the asset. In accordance with accounting rules, we accrete this discount over the expected term of the asset based on our prepayment assumptions. If the asset is prepaid at a slower than expected rate, however, we must accrete the remaining portion of the discount at a slower than expected rate. This will extend the expected life of the asset and result in a lower than expected yield on assets purchased at a discount to par.
We could be materially and adversely affected by poor market conditions where the properties securing the mortgage loans underlying our investments are geographically concentrated.

Our performance depends on the economic conditions in markets in which the properties securing the mortgage loans underlying our investments are concentrated. As of December 31, 2018, a substantial portion of our investments had underlying properties in California. Our financial condition, results of operations, the market price of our common stock and our ability to make distributions to our stockholders could be materially and adversely affected by this geographic concentration if market conditions, such as an oversupply of space or a reduction in demand for real estate in an area, deteriorate in California. Moreover, due to the geographic concentration of properties securing the mortgages underlying our investments, the Company may be disproportionately affected by general risks such as natural disasters, including major wildfires, floods and earthquakes, severe or inclement weather, and acts of terrorism should such developments occur in or near the markets in California in which such properties are located.
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
We conduct our business so as not to become regulated as an investment company under the 1940 Act in reliance on the exemption provided by Section 3(c)(5)(C) of the 1940 Act. Section 3(c)(5)(C), as interpreted by the staff of the SEC, requires that: (i) at least 55% of our investment portfolio consist of "mortgages and other liens on and interest in real estate," or "qualifying real estate interests," and (ii) at least 80% of our investment portfolio consist of qualifying real estate interests plus "real estate-related assets." In satisfying this 55% requirement, based on pronouncements of the SEC staff, we may treat whole pool Agency RMBS and CMBS as qualifying real estate interests. The SEC staff has not issued guidance with respect to whole pool Non-Agency RMBS. Accordingly, based on our own judgment and analysis of the SEC's pronouncements with respect to whole pool Agency RMBS, we may also treat Non-Agency RMBS issued with respect to an underlying pool of mortgage loans in which we hold all of the certificates issued by the pool as qualifying real estate interests. We currently treat partial pool Agency, Non-Agency RMBS and partial pool CMBS as real estate-related assets. We treat any ABS, interest rate swaps or other derivative hedging transactions we enter into as miscellaneous assets that will not exceed 20% of our total assets. We rely on guidance published by the SEC staff or on our analyses of guidance published with respect to other types of assets to determine which assets are qualifying real estate assets and real estate-related assets.
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
When we engage in repurchase transactions, we generally sell securities to lenders (repurchase agreement counterparties) and receive cash from these lenders. The lenders are obligated to resell the same securities back to us at the end of the term of the transaction. Because the cash we receive from the lender when we initially sell the securities to the lender will be less than the value of those securities (this difference is the haircut), if the lender defaults on its obligation to resell the same securities back to us we may incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities). We would also lose money on a repurchase transaction if the value of the underlying securities has declined as of the end of the transaction term, as we would have to repurchase the securities based on their initial value but would receive securities worth less than that amount. Further, if we default on one of our obligations under a repurchase transaction, the lender can terminate the transaction and cease entering into any other repurchase transactions with us. Our inability to post adequate collateral for a margin call by the counterparty, in a time frame as short as the close of the same business day, could result in a condition of default under our repurchase agreements, thereby enabling the counterparty to liquidate the collateral pledged by us, which may have a material adverse effect on our financial position, results of operations and cash flows. Certain of our repurchase agreements contain cross-default provisions, such that if a default occurs under an agreement with any specific lender, that lender could also declare a default under other repurchase agreements or other financing or derivative contracts, if any, with such lender. Further, 12 of the counterparties to our repurchase agreements held, as of December 31, 2018, collateral valued in excess of 5% of our stockholders' equity as security for our obligations under the applicable repurchase agreements. Any losses we incur on our repurchase transactions could adversely affect our earnings and thus our cash available for distribution to our stockholders.

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
As of December 31, 2018, we had amounts outstanding under repurchase agreements with 15 separate lenders and had repurchase agreements with 29 different lenders. Prior to entering into a lending relationship with any financial institution, our Manager does a thorough credit review of such potential lender. Notwithstanding the foregoing, a material adverse development involving one or more major financial institutions or the financial markets in general, in addition to the regulatory changes, could result in our lenders reducing our access to funds available under our repurchase agreements or terminating such agreements altogether.
Furthermore, because we rely primarily on short-term borrowings, our ability to achieve our investment objectives will depend not only on our ability to borrow money in sufficient amounts and on favorable terms, but also on our ability to renew or replace on a continuous basis our maturing short-term borrowings. If we are not able to renew or replace our maturing borrowings due to changes in the regulatory environment or for any other reason, we will have to sell some or all of our assets, possibly under adverse market conditions which may have a material adverse effect on our financial position, results of operations and cash flows. In addition, the aforementioned changes to the regulatory capital requirements imposed on our lenders may significantly increase the cost of the financing that they provide to us. Our lenders also may revise their eligibility requirements for the types of assets they are willing to finance or the terms of such financings, based on, among other factors, the recent changes in the regulatory environment and their management of perceived risk, particularly with respect to assignee liability.
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
Our investments in Residential and Commercial Whole Loans are difficult to value and are dependent upon the ability to finance, refinance and securitize such investments. The inability to do so could materially and adversely affect our liquidity and earnings and limit the cash available for distribution to our stockholders.
We may seek to finance and refinance our Residential Whole Loans and Commercial Whole Loans to generate greater value from such loan. However, there may be impediments to executing a either a financing or refinancing strategy for these investments. The financing of these investments presents additional challenges because in general it is less available than repurchase financing for MBS, especially Agency CMBS and Agency RMBS, and likely to have less advantageous pricing and more onerous terms. Accordingly there can be no assurance that we will be able to finance Whole Loans at all, let alone on terms we believe are advantageous.
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

•
the amount of income that a REIT may earn from hedging transactions (other than hedging transactions that satisfy certain requirements of the Code or that are done through a taxable REIT subsidiary (a "TRS") to offset interest rate losses is limited by U.S. federal tax provisions governing REITs;

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
We compete for investment opportunities directly with other client portfolios managed by our Manager. Clients of our Manager have investment mandates and objectives that target the same assets as us. A substantial number of client accounts managed by our Manager have exposure to RMBS, CMBS and our other portfolio investments and may have similar investment mandates and objectives. While our Manager has only a limited number of client accounts investing in Whole loans, the supply of Whole Loan investments meeting the Manager's investment criteria is extremely limited. In addition, our Manager may have additional clients that compete directly with us for investment opportunities in the future. Our Manager has an investment allocation policy in place that is intended to ensure that no single client is intentionally favored over another and that trades are allocated in a fair and equitable manner. We may compete with our Manager or its other clients for investment or financing opportunities sourced by our Manager; however, we may either not be presented with the opportunity or have to compete with our Manager to acquire these investments or have access to these sources of financing. Our Manager and our executive officers may choose to allocate favorable investments to itself or to its or other clients instead of to us. Further, at times when there are turbulent conditions in the mortgage markets or distress in the credit markets or other times when we will need focused support and assistance from our Manager, our Manager's other clients will likewise require greater focus and attention, placing our Manager's resources in high demand. In such situations, we may not receive the level of support and assistance that we may receive if we were internally managed or if our Manager did not act as a manager for other entities. There is no assurance that our Manager's allocation policies that address some of the conflicts relating to our access to investment and financing sources will be adequate to address all of the conflicts that may arise.
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
As of December 31, 2018, our Manager owned 1,296,364 shares of our common stock. To the extent our Manager elects to sell all or a portion of these shares in the future, our Manager's interests may be less aligned with our interests.

We are dependent on our Manager and its key personnel for our success.
We have no separate facilities and are completely reliant on our Manager. All of our executive officers and two of our directors, are employees of our Manager. Our Manager has significant discretion as to the implementation of our investment and operating policies and strategies. Accordingly, we believe that our success will depend to a significant extent upon the efforts, experience, diligence, skill and network of business contacts of the executive officers and key personnel of our Manager. The executive officers and key personnel of our Manager evaluate, negotiate, close and monitor our investments; therefore, our success depends on their continued service. The departure of any of the executive officers or key personnel of our Manager could have a material adverse effect on our performance. In addition, we offer no assurance that our Manager will remain our investment manager or that we will continue to have access to our Manager's principals and professionals. The term of our Management Agreement with our Manager expires on May 16, 2020, with automatic one-year renewals thereafter. If the Management Agreement is terminated and no suitable replacement is found to manage us, we may not be able to execute our business plan. Moreover, our Manager is not obligated to dedicate any of its personnel exclusively to us nor is it obligated to dedicate any specific portion of its time to our business, and none of our Manager's personnel are contractually dedicated to us under our Management Agreement with our Manager.
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
Our Manager is only contractually committed to serve us until May 16, 2020. The Management Agreement is automatically renewable for one-year terms; provided, however, that our Manager may terminate the Management Agreement annually upon 180 days prior notice. If the Management Agreement is terminated and no suitable replacement is found to manage us, we may not be able to execute our business plan.
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
We intend to pay quarterly distributions and to make distributions to our stockholders in an amount such that we distribute all or substantially all of our net taxable income, calculated in accordance with the REIT requirements, each year. We have not established a minimum distribution payment level and our ability to pay distributions may be adversely affected by a number of factors, including the risk factors described herein. All distributions will be made at the discretion of our Board of Directors and will depend on our earnings, our financial condition, debt covenants, maintenance of our REIT qualification and other factors our Board of Directors may deem relevant from time to time. We believe that a change in any one of the following factors could adversely affect our results of operations and impair our ability to pay distributions to our stockholders:

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
On May 15, 2012, we issued and sold to certain institutional investors a number of warrants, which expire on May 15, 2019, entitling them to purchase up to an aggregate of 1,115,893 shares of our common stock. These warrants had an initial exercise price of $20.50 per share (subject to adjustment and limitation on exercise in certain circumstances) and are exercisable for seven years after the date of the warrants' issuance, or earlier upon notice of redemption by us. As a result of two follow on public offerings on October 3, 2012 and April 3, 2014 and the stock portion of our dividend declared on December 19, 2013 the exercise price of each of the outstanding warrants has been reduced to $15.87 and the number of shares purchasable has increased to 1,232,916. The exercise of the warrants in the future would be dilutive to holders of our common stock if our book value per share or the market price of our common stock is higher than the exercise price at the time of exercise. The potential for dilution from the warrants could have an adverse effect on the future market price of our common stock.
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
Conversion of the notes may dilute the ownership interest of existing stockholders, including holders who had previously converted their notes.
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

To the extent we issue shares of our common stock upon conversion of the notes, the conversion of some or all of our notes will dilute the ownership interests of existing stockholders. Any sales in the public market of shares of our common stock issuable upon such conversion of the notes could adversely affect the prevailing market price.
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
To maintain our qualification as a REIT, no more than 50% in value of our outstanding capital stock may be owned, directly or indirectly, by five or fewer individuals during the last half of any calendar year. "Individuals" for this purpose include natural persons, private foundations, some employee benefit plans and trusts, and some charitable trusts. To assist us in maintaining our qualification as a REIT, our amended and restated certificate of incorporation generally prohibits any person from directly or indirectly owning more than 9.8% in value or in number of shares, whichever is more restrictive, of the outstanding shares of our capital stock or more than 9.8% in value or in number of shares, whichever is more restrictive, of the outstanding shares of our common stock. This ownership limitation could have the effect of discouraging a takeover or other transaction in which holders of our common stock might receive a premium for their shares over the then prevailing market price or which holders might believe to be otherwise in their best interests.
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
We believe we have operated and intend to continue to operate in a manner that allows us to qualify as a REIT. Our qualification as a REIT depends on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. Our ability to satisfy the asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the annual REIT income and quarterly asset requirements also depends upon our ability to successfully manage the composition of our income and assets on an ongoing basis. Accordingly, there can be no assurance that the IRS will not contend that our interests in our subsidiaries or in securities of other issuers will not cause a violation of the REIT requirements.
If we were to fail to qualify as a REIT in any taxable year, and we do not qualify for certain statutory relief provisions, we would be subject to U.S. federal income tax, on our taxable income at regular corporate rates, and dividends paid to our stockholders would not be deductible by us in computing our taxable income. Any resulting corporate tax liability could be substantial and would reduce the amount of cash available for distribution to our stockholders, which in turn could have an adverse impact on the value of our common stock. Unless we were entitled to relief under certain Code provisions, we also would be disqualified from taxation as a REIT for the four taxable years following the year in which we failed to qualify as a REIT.
Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.
The maximum tax rate applicable to income from "qualified dividends" payable to U.S. stockholders that are individuals, trusts and estates is currently 20%, exclusive of the 3.8% investment tax surcharge. Dividends payable by REITs, however, generally are not eligible for the qualified dividend reduced rates. Stockholders that are individuals, trusts or estates generally may deduct 20% of the aggregate amount of ordinary dividends distributed by us, subject to certain limitations for taxable years beginning after December 31, 2017 and before January 1, 2026. While the qualified dividend rules do not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.
REIT distribution requirements could adversely affect our ability to execute our business plan.
We generally must distribute annually at least 90% of our net taxable income, determined without regard to the dividends paid deduction and excluding net capital gains, in order for U.S. federal corporate income tax not to apply to earnings that we distribute. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our REIT taxable income, we will be subject to U.S. federal corporate income tax on our undistributed REIT taxable income. In addition, we will be subject to a nondeductible 4% excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws. We intend to continue to make distributions to our stockholders to comply with the REIT requirements of the Code and avoid corporate income tax and the 4% annual excise tax.
From time to time, we may generate taxable income greater than our income for financial reporting purposes prepared in accordance with U.S. GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example, the Code limits our ability to use capital losses to offset ordinary income, thereby requiring us to distribute such ordinary income. If we do not have other funds available in these situations we could be required to borrow funds on unfavorable terms, sell investments at disadvantageous prices or distribute amounts that would otherwise be invested in future acquisitions to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirement and to avoid corporate income tax and the nondeductible 4% excise tax in a particular year. These alternatives could increase our costs or reduce our equity. Thus, compliance with the REIT requirements may hinder our ability to grow, which could adversely affect the value of our common stock.
Even if we remain qualified as a REIT, we may face other tax liabilities that reduce our cash flow.

Even if we remain qualified for taxation as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, excise taxes, state or local income, property and transfer taxes, such as mortgage recording taxes, and other taxes. In addition, to meet the REIT qualification requirements, prevent the recognition of certain types of non-cash income, and to avert the imposition of a 100% tax that applies to certain gains derived by a REIT from dealer property or inventory, we may hold some of our assets through TRSs or other consolidated entities that will be subject to corporate-level income tax at regular corporate rates. We may also incur a 100% excise tax on transactions with a TRS if they are not conducted on an arm's-length basis. The payment of any of these taxes would decrease cash available for distribution to our stockholders.
Complying with REIT requirements may cause us to liquidate or forgo otherwise attractive opportunities.
To qualify as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets, including certain mortgage loans and securities. The remainder of our investments in securities (other than government securities, qualified real estate assets and securities issued by a TRS) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our total assets (other than government securities, qualified real estate assets and securities issued by a TRS) can consist of the securities of any one issuer, and no more than 20% of the value of our total assets can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate otherwise attractive investments from our investment portfolio. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.
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
To continue to qualify as a REIT, we must comply with requirements regarding the composition of our assets and our sources of income. If we are compelled to liquidate our investments to repay obligations to our lenders, we may be unable to comply with these requirements, ultimately jeopardizing our qualification as a REIT, or we may be subject to a 100% tax on any resulting gain if we sell assets that are treated as dealer property or inventory.
Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.

The REIT provisions of the Code substantially limit our ability to hedge our assets and liabilities. Any income from a hedging transaction we enter into to manage risk of interest rate changes with respect to borrowings made or to be made to acquire or carry real estate assets does not constitute "gross income" for purposes of the 75% or 95% gross income tests, provided that certain identification requirements are met. To the extent that we fail to properly identify such transactions as hedges, or enter into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we limit our use of advantageous hedging techniques, and we may implement those hedges through a domestic TRS. This could increase the cost of our hedging activities because our TRS would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in our TRS will generally not provide any tax benefit, except for being carried forward against future taxable income in the TRS.
Qualifying as a REIT involves highly technical and complex provisions of the Code.
Qualification as a REIT involves the application of highly technical and complex Code provisions for which only limited judicial and administrative authorities exist. Even a technical or inadvertent violation could jeopardize our REIT qualification. Our qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. In addition, our ability to satisfy the requirements to qualify as a REIT depends in part on the actions of third parties over which we have no control or only limited influence.
New legislation or administrative or judicial action, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT
The U.S. federal income tax treatment of REITs may be modified, possibly with retroactive effect, by legislative, judicial or administrative action at any time, which could affect the U.S. federal income tax treatment of an investment in us. The U.S. federal income tax rules dealing with REITs constantly are under review by persons involved in the legislative process, the IRS and the U.S. Treasury Department, which results in statutory changes as well as frequent revisions to regulations and interpretations. Revisions in U.S. federal tax laws and interpretations thereof could affect or cause us to change our investments and commitments and affect the tax considerations of an investment in us.

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
The following table summarizes our dividends declared on common stock, on a per share basis, for the years ended December 31, 2018 and 2017:

Declaration Date	Record Date	Payment Date	Common Stock Dividend
2018
December 19, 2018	December 31, 2018	January 25, 2019	$0.31
September 17, 2018	September 27, 2018	October 26, 2018	$0.31
June 21, 2018	July 2, 2018	July 26, 2018	$0.31
March 22, 2018	April 2, 2018	April 26, 2018	$0.31
2017
December 21, 2017	January 2, 2018	January 26, 2018	$0.31
September 21, 2017	October 2, 2017	October 26, 2017	$0.31
June 20, 2017	June 30, 2017	July 26, 2017	$0.31
March 23, 2017	April 3, 2017	April 26, 2017	$0.31
In order to maintain our qualification as a REIT, we must make annual distributions to our stockholders of at least 90% of our taxable income (not including net capital gains). We have adopted a policy of paying regular quarterly dividends on our common stock. Refer to Note 12- "Stockholders' Equity" to our Consolidated Financial Statements included in Item 8 of this annual report on Form 10-K for details on the tax characterization of our dividend.
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
As of March 5, 2019, we had 6 registered holders of our common stock and 48,116,379 shares outstanding.
Securities Authorized for Issuance Under Equity Compensation Plans
In conjunction with our IPO and concurrent private placement, our Board of Directors approved the Western Asset Mortgage Capital Corporation Equity Plan (the "Equity Plan") and the Western Asset Manager Equity Plan (the "Manager Equity Plan" and collectively the "Equity Incentive Plans"). For further details, see Note 11- "Share-Based Payments" to the Consolidated Financial Statements included under Item 8 in this Form 10-K.
The following table presents certain information about the Equity Incentive Plans as of December 31, 2018:

Award	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Restricted common stock	N/A	N/A	669,636
Total	—	—	669,636
Stockholder Return Performance
The following graph is a comparison of the cumulative total stockholder return on the Company's common stock, the Standard & Poor's 500 Index (the "S&P 500 Index"), the Russell 2000 Index (the "Russell 2000") and the FTSE NAREIT Mortgage REITs Index (the "FTSE Mortgage REIT"), a peer group index for a five year period from December 31, 2013 to December 31, 2018, and accordingly does not take into account the dividend the Company declared on December 19, 2018 and paid on January 25, 2019. The graph assumes that $100 was invested on December 31, 2013 in the Company's common stock, the S&P 500 Index, the Russell 2000 and the FTSE Mortgage REIT and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of the Company's shares will continue in line with the same or similar trends depicted in the graph below.

Index	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18
Western Asset Mortgage Capital Corp	100.00	118.56	99.56	112.32	125.12	119.05
S&P 500	100.00	113.69	115.26	129.05	157.22	150.33
Russell 2000	100.00	104.89	100.26	121.63	139.44	124.09
FTSE NAREIT Mortgage REIT	100.00	117.88	107.42	131.96	158.08	154.09
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
The following table shows common shares repurchase activity during the year ended December 31, 2018:

Month	Total Number of Shares Purchased (Re-issued)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs at the end of period (1)(2)
March 1 - 31, 2018	114,400	$9.68	114,400	1,859,878
April 1 - 30, 2018	63,300	$9.88	63,300	1,796,578
Total	177,700		177,700

(1) Shares purchase price includes brokers commission of $0.03 per share.
(2) The Company repurchased 125,722 shares and 177,700 shares in 2017 and 2018, respectively, of common stock accounted for as treasury stock pursuant to the authorization. In September 2018, the Company re-issued all 303,422 shares in treasury stock as part of its secondary public offering.

Item 6.    Selected Financial Data
The information below should be read in conjunction with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes included in Item 8. "Financial Statements and Supplementary Data," included in this annual report on Form 10-K.

in thousands—except share and per share data	Year ended December 31, 2018	Year ended December 31, 2017	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
Operating Data:
Net Interest Income	71,122	75,918	91,326	125,099	126,847
Other Income (Loss)	(21,328)	30,444	(91,939)	(112,100)	(7,374)
Operating expenses	14,749	10,519	11,493	12,888	10,394
General and administrative expenses	7,927	7,259	9,753	9,595	8,366
Income (loss) before income taxes	27,118	88,584	(21,859)	(9,484)	100,713
Income tax provision (benefit)	709	3,487	3,156	—	—
Net Income (loss)	$26,409	$85,097	$(25,015)	$(9,484)	$100,713
Net income (loss) per Common Share—Basic	$0.61	$2.03	$(0.61)	$(0.25)	$2.67
Net income (loss) per Common Share—Diluted	$0.61	$2.03	$(0.61)	$(0.25)	$2.67
Dividends Declared per Share of Common Stock	$1.24	$1.24	$1.38	$2.49	$2.74
Balance Sheet Data (at period end):
Total assets	$4,497,395	$3,886,906	$3,156,016	$3,414,429	$4,909,277
Total liabilities	$3,994,386	$3,420,868	$2,725,534	$2,902,781	$4,286,065
Total stockholders' equity	$503,009	$466,038	$430,482	$511,648	$623,212
Other Data:
Cash flow provided by (used in):
Operating activities	$107,052	$59,382	$11,546	$133,898	$107,374
Investing activities	$(716,875)	$(1,202,572)	$504,631	$1,359,855	$(1,311,678)
Financing activities	$639,594	$1,145,043	$(494,799)	$(1,516,439)	$1,203,001

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion provides the reader a narrative from the perspective of management and should be read in conjunction with our consolidated financial statements and related notes included in Item 8, "Financial Statements and Supplementary Data" of this annual report on Form 10-K.
Overview
The size and composition of our portfolio depend on investment strategies implemented by our Manager, the accessibility to capital and overall market conditions, including availability of attractively priced target assets and financing. Our objective is to provide an attractive risk adjusted return to our stockholders over the long term. Our Manager has built a diversified portfolio of our target assets to better enable us to deliver attractive returns through market cycles. Our portfolio is mainly comprised of Agency CMBS, Non-Agency CMBS, Residential Whole loans, Residential Bridge Loans and Commercial Loans. To a lesser extent, we have investments in Agency RMBS, Non-Agency RMBS, GSE Risk Sharing Securities and ABS investments secured by a portfolio of private student loans. In addition, our holdings include two securitized commercial loans from the two consolidated VIE.
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

Our operating results can be affected by a number of factors and primarily depend on, among other things, the size of our investment portfolio, our net interest income, changes in the market value of our investments, derivative instruments and to a lesser extent realized gains and losses on the sale of our investments and termination of our derivative instruments. Our overall performance is also impacted by the supply and demand for our target assets in the market, the terms and availability of financing for such assets, general economic conditions, the impact of U.S Government actions that affect the real estate and mortgage sectors, and the unanticipated credit events experienced by borrowers whose loans are included in our MBS, as well as our Residential Whole Loan, Residential Bridge Loan and Commercial Loan borrowers.

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

During the fourth quarter of 2018, we saw credit spreads and spreads on Agency MBS widened coupled with interest rate volatility. We were prepared for the move in interest rates as we actively limited our duration gap.  Our net "duration gap" on Agency RMBS, Agency CMBS, which is a measure of the risk due to mismatches that can occur between the interest rate sensitivity of our assets and liabilities, inclusive of hedges, was a negative 0.25 years as of December 31, 2018. Although there was a modest benefit from declining interest rates, the spread widening on our Agency CMBS portfolio overshadowed this benefit resulting in a negative economic return (the change in book value plus dividends) for the fourth quarter of 3.3%, and a decline in our book value of 6.1%.

We believed the Agency RMBS sector was at risk for further spread widening in the longer term due to the Federal Reserve's balance sheet normalization plan. In response, during the fourth quarter, we continued to reduce our Agency RMBS portfolio and redeploy the proceeds into credit sensitive investments such as Residential Whole Loans, Residential Bridge Loans and Commercial Loans.

The combination of overall higher interest rates coupled with higher costs associated with financing our credit sensitive investments, increased our average effective borrowing costs, excluding the consolidated VIEs, by 47 basis points, to 2.65% for the year ended December 31, 2018 from 2.18% as of December 31, 2017. Our average effective borrowing costs, includes the cost of our repurchase agreements and the net interest paid or received on our interest rate swap hedges.

Our Manager's 2019 outlook is for U.S. growth and inflation to moderate and central bank policy normalization to slow to a crawl. Our Manager believes trade policy poses substantial risks, global growth has downshifted but should remain steady, emerging markets, though volatile, should outperform and spread products should recover relative to U.S. treasuries. With the Federal Reserve taking a more dovish stance signaling that there will be fewer rate hikes than originally forecasted or possibly none, our Manager's view is there will be no rate hikes in 2019. With our current view that interest rates will be range-bound, we continue to operate with significant interest rate risk protection for our interest rate positions. This interest rate protection is intended to minimize the impact of the increase in long-term rates on our portfolio and mitigate interest rate risk to changes in short-term funding costs. The degree of interest rate protection and the duration gap will vary over time given market conditions and our Manager's outlook.

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

Residential Whole Loans

Investments in Residential Whole Loans are recorded in accordance with ASC 310-20, "Nonrefundable Fees and Other Costs". We have chosen to make the fair value election pursuant to ASC 825 for our entire Residential Whole-Loan portfolio. Residential Whole Loans are recorded at fair value with periodic changes in fair market value being recorded in earnings as a component of "Unrealized gain (loss), net". All other costs incurred in connection with acquiring Residential Whole Loans or committing to purchase these loans are charged to expense as incurred.

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

Residential Bridge Loans

For the Bridge Loans acquired prior to October 25, 2017, we did not elect the fair value option pursuant to ASC 825 and accordingly these loans are recorded at their principal amount outstanding, net of any premium or discount in the Consolidated Balance Sheets. Commencing with purchases subsequent to October 25, 2017, we decided to elect the fair value option pursuant to ASC 825 to be consistent with the accounting of our other investments, which are all carried at fair value. These loans are recorded at fair value with periodic changes in fair market value being recorded in earnings as a component of "Unrealized gain (loss), net". All other costs incurred in connection with acquiring the Residential Bridge Loans or committing to purchase these loans are charged to expense as incurred.

A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the existing contractual terms. We evaluate each of Residential Bridge Loans that we did not elect the fair value option on a quarterly basis. These loans are individually specific as they relate to the borrower, collateral type, interest rate, LTV and term as well as geographic location. We evaluate the collectability of both principal and interest of each loan. When a loan is impaired, the impairment is then measured based on fair value of the collateral, since these loans are collateral dependent. Upon measurement of impairment, we record an allowance to reduce the carrying value of the loan with a corresponding charge to net income for those loans that we did not elect the fair value option. Significant judgments are required in determining impairment, including assumptions regarding the value of the loan, the value of the underlying collateral and other provisions such as guarantees. We will not record an allowance for loan loss for the Residential Bridge Loans that Company has elected the fair value option.

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

Our loans are typically collateralized by commercial real estate. As a result, we regularly evaluate the extent and impact of any credit migration associated with the performance and or value of the underlying collateral property as well as the financial and operating capability of the borrower on a loan by loan basis. On a quarterly basis, we evaluate the collectability of both interest and principal of each loan, if circumstances warrant, to determine whether such loan is impaired. A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the existing contractual terms. When a loan is impaired, we do not record an allowance for loan loss as we have elected the fair value option.  However, income recognition is suspended for loans at the earlier of the date at which payments become 90-days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired loan is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed. Interest income accrual is resumed when the loan becomes contractually current and performance is demonstrated to bee resumed. A loan is written off when it is no longer realizable and/or legally discharged.

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

Loan Portfolio

Interest income on our residential loan portfolio and commercial loan portfolio are recorded using the effective interest method based on the contractual payment terms of the loan. Any premium amortization or discount accretion will be reflected as a component of "Interest income" in our Consolidated Statements of Operations.

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

In instances where the Company and its related parties have variable interests in a VIE, we consider whether there is a single party in the related party group that meets both the power and losses or benefits criteria on its own as though no related party relationship existed.  If one party within the related party group meets both these criteria, such reporting entity is the primary beneficiary of the VIE and no further analysis is needed.  If no party within the related party group on its own meets both the power and losses or benefits criteria, but the related party group as a whole meets these two criteria, the determination of primary beneficiary within the related party group requires significant judgment. The analysis is based upon qualitative as well as quantitative factors, such as the relationship of the VIE to each of the members of the related-party group, as well as the significance of the VIE's activities to those members, with the objective of determining which party is most closely associated with the VIE.

     Ongoing assessments of whether an enterprise is the primary beneficiary of a VIE is required.

Derivatives and Hedging Activities

Subject to maintaining our qualification as a REIT for U.S. federal income tax purposes, as part of our hedging strategy, we may enter into interest rate swaps, including forward starting swaps, interest rate swaptions, U.S. Treasury options, futures contracts, TBAs, Agency and Non-Agency interest only strips total return swaps, credit default swaps and foreign current swaps and forwards. Derivatives, subject to REIT requirements, are used for hedging purposes rather than speculation. We determine the fair value of our derivative positions and obtain quotations from third parties, including the Chicago Mercantile Exchange or CME, to facilitate the process of determining such fair values. If our hedging activities do not achieve the desired results, reported earnings may be adversely affected.

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

2018 Activity

Investment Activity

We continually evaluate our investment portfolio, focusing on expected future prepayment trends, supply of and demand, costs of financing, costs of hedging, expected future interest rate volatility and the overall shape of the U.S. Treasury and interest rate swap yield curves. During 2018, based on our evaluation and our long-term views of the Agency RMBS sector, we significantly reduced our exposure to Agency MBS. Credit sensitive opportunities continued to have favorable risk-adjusted returns particularly Residential Whole Loans, Residential Bridge Loans and Commercial Loans, including junior tranches of CMBS transactions.

The following table presents our investing activity for the year ended December 31, 2018 (dollars in thousands):

Investment Type	Balance at December 31, 2017	Purchases	Principal Payments and Basis Recovery	Proceeds from Sales	Realized Gain/(Loss)	Unrealized Gain/(loss)	Premium and discount amortization, net	OTTI	Balance at December 31, 2018
Agency RMBS and Agency RMBS IOs	$698,033	$2,092	$(61,143)	$(589,853)	$(23,978)	$(2,670)	$(1,767)	$(877)	$19,837
Non-Agency RMBS	99,554	55,023	(6,680)	(99,842)	6,530	(3,960)	926	(996)	50,555
Agency CMBS and Agency CMBS IOs	2,160,567	944,150	(6,670)	(1,534,967)	(51,045)	(25,015)	(646)	(232)	1,486,142
Non-Agency CMBS	278,604	100,231	(48,638)	(140,293)	(3,116)	15,805	6,367	(8,659)	200,301
Other securities(1)	122,065	9,686	(706)	(65,099)	8,400	(7,352)	(6,371)	(717)	59,906
Total MBS and other securities	3,358,823	1,111,182	(123,837)	(2,430,054)	(63,209)	(23,192)	(1,491)	(11,481)	1,816,741
Residential Whole Loans	237,423	889,761	(83,886)	—	—	(444)	(969)	—	1,041,885
Residential Bridge Loans	106,673	422,842	(303,442)	—	(48)	(1,896)	(2,410)	—	221,719
Commercial Loans	—	235,856	(20,638)	—	—	631	274	—	216,123
Securitized commercial loan	24,876	1,353,020	(361,782)	—	—	(16)	(2,587)	—	1,013,511
Total Investments	$3,727,795	$4,012,661	$(893,585)	$(2,430,054)	$(63,257)	$(24,917)	$(7,183)	$(11,481)	$4,309,979

(1) Other securities includes $34.1 million of GSE CRTs and $25.8 million of ABS at December 31, 2018.

We continued to reposition our portfolio into credit sensitive investments. We decreased Agency CMBS holdings from 57.9% in 2017 to 34.5% in 2018 and reduced our Agency RMBS holdings by 97.2%. At December 31, 2018, we held $2.8 billion in credit sensitive investments, primarily consisting of 37.2% in Residential Whole Loans, 36.1% in a securitized commercial loans (our risk is limited to only our direct ownership interest in the trust), 7.9% in Residential Bridge Loans, 7.7% in Commercial Loans, 7.1% in Non-Agency CMBS, 1.8% in Non-Agency RMBS, and 1.2% in GSE credit risk transfer securities. We work to mitigate the credit risk on our credit sensitive holdings by developing relationships with originators that adhere to our investment guidelines for our Residential Whole and Bridge Loans and for the other investments we perform a detailed credit analysis on the underlying collateral at the time of purchase.

Portfolio Characteristics

Agency Portfolio

The following table summarizes our Agency portfolio by investment category as of December 31, 2018 (dollars in thousands):

	Principal Balance	Amortized Cost	Fair Value	Net Weighted Average Coupon
Agency RMBS IOs and IIOs (1)	N/A	11,480	12,135	2.2%
Agency RMBS IOs and IIOs accounted for as derivatives (1)	N/A	N/A	7,702	2.9%
Total Agency RMBS	—	11,480	19,837	2.5%

Agency CMBS	1,493,675	1,499,495	1,481,984	3.3%
Agency CMBS IOs and IIOs accounted for as derivatives(1)	N/A	N/A	4,158	0.4%
Total: Agency CMBS	1,493,675	1,499,495	1,486,142	3.0%
Total	$1,493,675	$1,510,975	$1,505,979	2.9%

(1)	IOs and IIOs have no principal balances and bear interest based on a notional balance. The notional balance is used solely to determine interest distributions on the interest-only class of securities.

Credit Sensitive Portfolio

The following table presents information by vintage(1) as it relates to our credit sensitive investment portfolio at December 31, 2018:

Credit Securities	Pre 2006	2006	2007	2011	2012	2013	2014	2015	2016	2017	2018	Total
Non-Agency RMBS	—%	0.1%	—%	—%	—%	—%	—%	—%	—%	1.0%	0.3%	1.4%
Non-Agency RMBS IOs	—%	—%	—%	—%	—%	—%	—%	—%	—%	0.3%	0.2%	0.5%
Non-Agency CMBS	—%	0.7%	1.9%	1.4%	0.3%	—%	0.3%	0.8%	—%	—%	1.8%	7.2%
Other securities	0.3%	—%	—%	—%	—%	—%	0.2%	0.4%	0.7%	0.2%	0.3%	2.1%
Residential Whole Loans	—%	—%	—%	0.2%	0.2%	2.2%	1.1%	0.1%	1.4%	6.7%	25.1%	37.0%
Residential Bridge Loans	—%	—%	—%	—%	—%	—%	—%	—%	0.2%	1.4%	6.3%	7.9%
Securitized commercial loans	—%	—%	—%	—%	—%	—%	—%	0.9%	—%	—%	35.3%	36.2%
Commercial Loans	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%	7.7%	7.7%
Total	0.3%	0.8%	1.9%	1.6%	0.5%	2.2%	1.6%	2.2%	2.3%	9.6%	77.0%	100.0%

(1)	Based on carrying amount of the investments.

Non-Agency RMBS

The following table presents the fair value and weighted average purchase price for each of our Non-agency RMBS categories, including IOs accounted for as derivatives, together with certain of their respective underlying loan collateral attributes and current performance metrics as of December 31, 2018 (fair value dollars in thousands):

		Weighted Average
Category	Fair Value	Purchase Price	Life (Years)	Original LTV	Original FICO	60+ Day Delinquent	6-Month CPR
Prime	$12,850	$51.33	13.5	68.9%	769	—%	9.0%
Alt-A	37,705	63.44	11.5	80.9%	663	6.4%	9.1%
Total	$50,555	$60.36	12.0	77.8%	690	4.7%	9.1%

Non-Agency CMBS

The following table presents certain characteristics of our Non-Agency CMBS portfolio as of December 31, 2018 (dollars in thousands):

		Principal		Weighted Average
Type	Vintage	Balance	Fair Value	Life (Years)	Original LTV
Conduit:					0
	2006-2009	$87,037	$72,239	2.0	72.9%
	2010-2018	77,298	55,310	3.1	61.0%
		164,335	127,549	2.5	67.7%
Single Asset:
	2010-2018	76,096	72,752	3.1	66.8%
Total		$240,431	$200,301	2.7	67.4%

Residential Whole Loans

The Residential Whole Loans have low LTV's and are comprised of 1,888 non-qualifying adjustable rate mortgages, 881 conforming fixed rate mortgages and 13 investor fixed rate mortgages. The following table presents certain information about our Residential Whole-Loan investment portfolio as of December 31, 2018 (dollars in thousands):

			Weighted Average
Current Coupon Rate	Number of Loans	Principal Balance	Original LTV	Original FICO Score(1)	Expected Life (years)	Contractual Maturity (years)	Coupon Rate
3.01 - 4.00%	66	$22,046	61.6%	738	6.5	29.0	3.9%
4.01 - 5.00%	1,395	490,073	62.3%	739	3.0	29.0	4.8%
5.01 - 6.00%	1,283	496,722	62.7%	727	2.5	28.5	5.4%
6.01 - 7.00%	37	14,589	59.5%	731	1.5	24.8	6.2%
7.01 - 8.00%	1	94	70.0%	689	1.8	29.1	8.0%
Total	2,782	$1,023,524	62.4%	733	2.8	28.7	5.1%

(1)
The original FICO score is not available for 274 loans with a principal balance of approximately $93.2 million at December 31, 2018. We have excluded these loans from the weighted average computations.

    As of December 31, 2018, there were no Residential Whole Loans in non-accrual status.

Residential Bridge Loans

Our Residential Bridge Loans are comprised of short-term fixed rate mortgages secured by non-owner occupied single and multi-family residences with low LTVs, generally up to 85%. The following table presents certain information about our Residential Bridge Loans investment portfolio at December 31, 2018 (dollars in thousands):

			Weighted Average
Current Coupon Rate	Number of Loans	Principal Balance	Original LTV	Contractual Maturity (months)	Coupon Rate
6.01 - 7.00%	8	3,169	60.4%	1.1	6.7%
7.01 – 8.00%	95	53,911	73.1%	6.3	7.8%
8.01 – 9.00%	180	86,764	72.3%	5.6	8.7%
9.01 – 10.00%	143	53,804	74.0%	4.5	9.7%
10.01 – 11.00%	43	10,150	72.7%	4.0	10.7%
11.01 - 12.00%	28	8,274	69.8%	4.5	11.4%
12.01 - 13.00%	11	2,743	75.8%	5.2	12.8%
13.01 - 14.00%	1	88	65.0%	4.0	14.0%
17.01 – 18.00%	11	3,354	73.7%	2.3	18.0%
Total	520	$222,257	72.7%	5.3	9.1%

    As of December 31, 2018, there were 3 Residential Bridge Loans carried at amortized cost in non-accrual status with an unpaid principal balance of approximately $1.1 million and 9 Residential Bridge Loans carried at fair value in non-accrual status with an unpaid principal balance of approximately $4.0 million. These nonperforming Residential Bridge Loans represent approximately 2.3% of the total outstanding principal balance. We reviewed the estimated fair value of the collateral to determine if an allowance and provision of credit loss was required for loans carried at amortized costs. Based upon our evaluation, no allowance and provision for credit losses was recorded for loans carried at amortized cost as of and for the year ended December 31, 2018 since the fair value of the collateral balance less the cost to sell was in excess of the outstanding principal and interest balances. No allowance and provision for credit losses was recorded for loans carried at fair value as of and for the year ended December 31, 2018 since we elected the fair value option. We stopped accruing interest income for these loans when they became contractually 90 days delinquent.

Commercial Real Estate Investments

Securitized Commercial Loans

In November 2015, we acquired a $14.0 million variable interest in CMSC Trust, which is a VIE that we were required to consolidate. Please refer to Note 6 - "Commercial Real Estate Investments" for details. The CMSC Trust holds a $24.5 million mezzanine loan collateralized by interests in commercial real estate.  The mezzanine loan serves as collateral for the $24.5 million of securitized debt issued. Refer to Note 7 - "Financings" for details on the associated securitized debt.

In March 2018, we acquired a $67.8 million variable interest in RETL Trust, which is a VIE that we were required to consolidate. Please refer to Note 6 - "Commercial Real Estate Investments" for details. The RETL Trust holds a $988.6 million commercial loan collateralized by first mortgages, deeds of trusts and interests in commercial real estate located throughout the United States and Puerto Rico.  The loan's stated maturity date is February 9, 2021 (subject to the borrower's option to extend the initial stated maturity date for two successive one-year terms) and bears an interest rate of one month LIBOR plus 3.15%. The commercial loan serves as collateral for the $988.6 million of securitized debt issued. Refer to Note 7 - "Financings" for details on the associated securitized debt.

Commercial Loans

In March 2018, we acquired a $20.0 million mezzanine loan secured by a partnership interest in an entity that owns a hotel located in Boston, MA. The mezzanine loan has a maturity date of December 9, 2019 with three one-year extension options and bears an interest rate of one month LIBOR plus 6.5%.

In June 2018, we acquired a $30.0 million interest-only commercial loan. The loan is secured by a hotel. The loan has a maturity date of June 9, 2020 with a one-year extension option and bears an interest rate of one month LIBOR plus 4.5%. On August 3, 2018 the loan was transferred into our Residential Whole Loan Trust.

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

In September 2018, RSBC Trust acquired a $49.6 million loan, which represents the initial advance for the $115.5 million interest-only commercial real estate mortgage loan ("SBC-Loan 3") secured by assisted care living facilities. In October 2018, RSBC acquired the remaining $65.9 million of the SBC-Loan-3. SBC-Loan 3 matures on September 6, 2021 with a one extension option of one year and bears an interest rate of one month LIBOR plus 5.30%, subject to a LIBOR floor of 1.90% and a LIBOR cap of 3.50%.

In November 2018, RSBC Trust acquired a $5.7 million interest-only commercial real estate mortgage loan ("SBC-Loan 4") secured by skilled nursing facilities. SBC-Loan 4 matures on December 1, 2020 with one extension option of one year and bears an interest rate of one month LIBOR plus 5.25%.

Geographic Concentration

The mortgages underlying our Non-Agency RMBS and Non-Agency CMBS are located in various states across the United States and other countries. The following table presents the five largest concentrations by location for the mortgages collateralizing our Non-Agency RMBS and Non-Agency CMBS as of December 31, 2018, based on fair value (dollars in thousands):

	Non-Agency RMBS			Non-Agency CMBS
	Concentration	Fair Value		Concentration	Fair Value
California	27.7%	$13,986	California	13.6%	$27,223
Florida	9.3%	4,700	Illinois	9.1%	18,263
New York	6.7%	3,371	Missouri	8.2%	16,523
Georgia	5.0%	2,516	Florida	7.8%	15,661
Maryland	4.3%	2,150	Bahamas	7.5%	15,005

The following table presents the various states across the United States in which the collateral securing our Residential Whole Loans and Residential Bridge Loans at December 31, 2018, based on principal balance, is located (dollars in thousands):

	Residential Whole Loans			Residential Bridge Loans
	Concentration	Principal Balance		Concentration	Principal Balance
California	67.1%	$686,275	California	53.9%	$119,761
New York	17.1%	175,390	New York	9.5%	21,160
Georgia	2.6%	26,918	Washington	6.6%	14,711
Massachusetts	2.1%	21,197	Florida	5.7%	12,672
Florida	1.9%	19,942	New Jersey	4.7%	10,419
Other	9.2%	93,802	Other	19.6%	43,534
Total	100.0%	$1,023,524	Total	100.0%	$222,257

Financing Activity

Repurchase Agreements

At December 31, 2018, we had 29 repurchase agreements with outstanding borrowings under 15 of such agreements. The following table summarizes our 2018 financing activity under our repurchase agreements for the twelve months ended December 31, 2018 (dollars in thousands):

Collateral	Balance at December 31, 2017	Proceeds	Repayments	Balance at December 31, 2018
Agency RMBS	$665,919	$1,943,511	$(2,594,780)	$14,650
Agency CMBS	2,035,222	10,256,038	(10,898,611)	1,392,649
Non-Agency RMBS	46,530	434,811	(450,419)	30,922
Non-Agency CMBS	154,325	888,648	(908,159)	134,814
Residential Whole Loans(1)	189,270	5,300,683	(4,626,597)	863,356
Residential Bridge Loans(1)	100,183	1,728,548	(1,623,977)	204,754
Commercial Loans(1)	—	468,985	(337,197)	131,788
Securitized commercial loans(1)	—	76,061	(68,518)	7,543
Other securities	60,237	375,678	(397,554)	38,361
Borrowings under repurchase agreements	$3,251,686	$21,472,963	$(21,905,812)	$2,818,837

(1)	The borrowings and collateral pledged attributed to loans owned through trust certificates. The trust certificates are eliminated upon consolidation.

At December 31, 2018, we had outstanding repurchase agreement borrowings with the following counterparties:

(dollars in thousands) Repurchase Agreement Counterparties	Amount Outstanding	Percent of Total Amount Outstanding	Company Investments Held as Collateral	Counterparty Rating(1)
Citigroup Global Markets Inc.	$652,710	23.3%	$699,567	A+
Credit Suisse AG, Cayman Islands Branch	618,727	21.9%	785,655	A
Royal Bank of Canada	362,911	12.9%	391,669	AA-
Nomura Securities International, Inc.	330,764	11.7%	408,627	Unrated(2)
JP Morgan Chase Bank	250,407	8.9%	265,212	A-
UBS AG, London Branch	145,577	5.2%	155,692	A+
Mizuho Securities USA Inc.	143,934	5.1%	161,655	A
Jefferies & Company, Inc.	135,763	4.8%	145,363	BBB-
UBS Securities LLC	61,092	2.2%	90,387	A+
Credit Suisse Securities (USA) LLC	40,376	1.4%	74,593	A
RBC (Barbados) Trading Bank Corporation	37,584	1.3%	47,342	P-1
JP Morgan Securities LLC	26,367	0.9%	32,602	A+
All other counterparties (3)	12,625	0.4%	17,684
Total	$2,818,837	100.0%	$3,276,048

(1)
The counterparty ratings presented above are the long-term issuer credit ratings as rated at December 31, 2018 by S&P, except for RBC (Barbados) Trading Bank Corporation which is the short-term issuer credit rating by Moody’s at December 31, 2018.

(2)	Nomura Holdings, Inc., the parent company of Nomura Securities International, Inc., is rated A- by S&P at December 31, 2018.

(3)
Represents amount outstanding with three counterparties, which each holds collateral valued less than 5% of our stockholders’ equity as security for our obligations under the applicable repurchase agreements as of December 31, 2018.

 Securitized Debt

We acquired a variable interest in CMSC Trust and RETL Trust and were required to consolidate the CMBS VIEs. Refer to Note 7 - "Financings" for details. At December 31, 2018, the consolidated CMSC Trust's commercial mortgage pass-through certificate, which bears a fixed interest rate of 8.9% and matures on July 6, 2020, had an outstanding balance of $10.8 million and a fair value of $10.8 million.

The following table summarizes the consolidated RETL Trust's commercial mortgage pass-through certificates at December 31, 2018 which is classified in "Securitized debt" in the Consolidated Balance Sheets (dollars in thousands):

Classes	Principal Balance	Coupon	Fair Value	Contractual Maturity
Class A	$369,109	3.6%	$368,366	2/15/2021
Class B	119,400	4.2%	119,196	2/15/2021
Class C	103,425	4.5%	103,281	2/15/2021
Class D	91,425	5.2%	91,297	2/15/2021
Class E	124,125	7.0%	123,900	2/15/2021
Class F	120,225	8.5%	120,093	2/15/2021
Class G	10,050	10.0%	9,985	2/15/2021
Class X-CP(1)	N/A	2.6%	468	3/11/2019
Class X-EXT(1)	N/A	—%	2,286	2/15/2021
	$937,759		$938,872

(1) Class X-CP and Class X-EXT are interest-only classes with a notional balance of $91.4 million each.

The following table presents our average repurchase agreement borrowings, excluding unamortized debt issuance costs, by type of collateral pledged for the years ended December 31, 2018 and December 31, 2017 (dollars in thousands):

Collateral	Year ended December 31, 2018	Year ended December 31, 2017
Agency RMBS	$424,525	$875,600
Agency CMBS	1,845,679	1,289,755
Non-Agency RMBS	62,971	65,765
Non-Agency CMBS	207,293	207,423
Residential Whole Loans	411,265	168,776
Residential Bridge Loans	205,989	46,135
Commercial Loans	37,975	—
Securitized commercial loan	5,836	5,425
Other securities	65,568	54,320
Total	$3,267,101	$2,713,199
Maximum borrowings during the period(1)	$3,573,043	$3,336,256

(1)	Amount represents the maximum borrowings at month-end during each of the respective periods.

Hedging Activity
In connection with our risk management activities, we enter into a variety of derivative and non-derivative instruments. Our primary objective for acquiring these derivatives and non-derivative instruments is to mitigate our exposure to future events that are outside our control. Our derivative instruments are designed to mitigate the effects market risk and cash flow volatility associated with interest rate risk, including associated prepayment risk. As part of our hedging strategy, we may enter into interest rate swaps, including forward starting swaps, interest rate swaptions, U.S. Treasury options, Eurodollar, Volatility Index and U.S, Treasury futures, TBAs, total return swaps, credit default swaps, foreign currency swaps and forwards and other similar instruments.
The following tables summarize the hedging activity during the twelve months ended December 31, 2018 (dollars in thousands):

Derivative Instrument	Notional Amount at December 31, 2017	Acquisitions	Settlements, Terminations or Expirations	Notional Amount at December 31, 2018
Fixed pay interest swaps	$3,252,200	$2,077,800	$(2,202,200)	$3,127,800
Variable pay interest rate swaps	—	1,672,500	(944,100)	728,400
Options - long positions	320,000	1,227,300	(1,547,300)	—
Options - short positions	320,000	1,117,600	(1,437,600)	—
Futures contracts - long positions	—	372,300	(372,300)	—
Futures contracts - short positions	480,000	2,271,900	(2,451,500)	300,400
Credit default swaps	14,815	50,000	(14,815)	50,000
TBA securities - long positions	125,000	7,725,000	(7,850,000)	—
TBA securities - short positions	—	7,850,000	(7,850,000)	—
Total derivative instruments	$4,512,015	$24,364,400	$(24,669,815)	$4,206,600

Derivative Instrument	Fair Value at December 31, 2017	Acquisitions	Settlements, Terminations or Expirations	Realized Gains / Losses	Mark-to-market	Fair Value at December 31, 2018
Fixed pay interest swaps	$(4,191)	$19,443	$(35,989)	$20,963	$(5,696)	$(5,470)
Variable pay interest rate swaps	—	(36,294)	(18,380)	56,179	549	2,054
Options - long positions	100	1,678	(710)	(1,668)	600	—
Options - short positions	(50)	(526)	79	797	(300)	—
Futures contracts - long positions	—	—	1,477	(1,477)	—	—
Futures contracts - short positions	628	—	(7,589)	7,589	(5,285)	(4,657)
Credit default swaps	(95)	174	123	(49)	396	549
TBA securities	(10)	—	800	(800)	10	—
Total derivative instruments	$(3,618)	$(15,525)	$(60,189)	$81,534	$(9,726)	$(7,524)
As of December 31, 2018, we had approximately $3.1 billion of fixed pay rate interest rate swaps and $728.4 million of variable pay rate interest rate swap. The following tables provide additional information on our fixed pay interest rate swaps and variable pay interest rate swaps (dollars in thousands):

	December 31, 2018
Fixed Pay Interest Rate Swaps Remaining Term	Notional Amount	Average Fixed Pay Rate	Average Floating Receive Rate	Average Maturity (Years)
1 year or less	$400,000	1.5%	2.8%	0.5
Greater than 1 year and less than 3 years	200,000	1.8%	2.6%	1.4
Greater than 3 years and less than 5 years	1,104,700	2.3%	2.5%	3.8
Greater than 5 years	1,423,100	2.5%	2.5%	9.9
Total	$3,127,800	2.3%	2.6%	6.0

	December 31, 2018
Variable Pay Interest Rate Swap Remaining Term	Notional Amount	Average Variable Pay Rate	Average Fixed Receive Rate	Average Maturity (Years)
Greater than 5 years	728,400	2.5%	2.4%	8.3
Total	$728,400	2.5%	2.4%	8.3
Capital Markets Activity
The following is a summary of activity during 2018:
Pursuant to the repurchase plan that was reauthorized in December 2017, we acquired approximately 177,700 shares of our common stock with an average price, including commission, of $9.75 per share, totaling approximately $1.7 million;

In September 2018, we completed a secondary public offering in which we sold 6,500,000 shares of our common stock including 303,422 shares of treasury stock, at a price of $10.85 per share for net proceeds of approximately $67.7 million after subtracting underwriting commissions and offering expenses of approximately $2.8 million. Our Manager will not earn a management fee on the newly issued equity through March 31, 2019, to reduce any impact on earnings as we fully deploy the capital into our target assets; and
Our dividend remained stable at $0.31 for each of the eleven quarters ending on December 31, 2018. For the year ended December 31, 2018, we generated a dividend yield of approximately 14.9% based on the stock closing price of $8.34 at December 31, 2018.
Book Value

The following chart reflects our book value per common share basic and diluted shares over five consecutive quarters:

Our book value per common share basic and diluted, net of our quarterly dividends was $10.45 at December 31, 2018, a decrease of $0.70 or 6.3% when compared to our December 31, 2017 book value of $11.15. The decline in book value was mainly attributable to spread widening in our Agency CMBS portfolio in the fourth quarter of 2018.
Results of Operations
General
Our operating results mainly depend upon the difference between the yield on our investments, the cost of our borrowing, including our hedging activities, the composition and changes in market prices of our portfolio and our expenses. For the year ended December 31, 2018, we generated net income of $26.4 million or $0.61 per basic and diluted weighted common share, compared to net income of $85.1 million or $2.03 per basic and diluted weighted common share for the year ended December 31, 2017. Our results of operations, for the year ended December 31, 2018, was negatively impacted by wider spreads on our Agency portfolio. Our credit sensitive portfolio continued to perform well with the favorable environment in both residential and commercial real estate markets.
Comparison of the year ended December 31, 2018 to the year ended December 31, 2017

Net Interest Income
The following tables set forth certain information regarding our net interest income on our investment portfolio for the years ended December 31, 2018 and December 31, 2017 (dollars in thousands):

Year ended December 31, 2018	Average Amortized Cost of Assets	Total Interest Income	Yield on Average Assets

Investments
Agency RMBS	$442,145	$14,415	3.26%
Agency CMBS	1,976,291	59,502	3.01%
Non-Agency RMBS	92,789	6,047	6.52%
Non-Agency CMBS	294,811	26,424	8.96%
Residential Whole Loans	494,438	23,331	4.72%
Residential Bridge Loans	223,015	15,889	7.12%
Commercial Loans	88,091	6,898	7.83%
Securitized commercial loans	931,090	48,422	5.20%
Other securities	96,810	8,434	8.71%
Total investments	$4,639,480	$209,362	4.51%

	Average Carrying Value	Total Interest Expense	Average Cost of Funds(1)
Borrowings
Repurchase agreements	$3,267,101	$86,742	2.66%
Convertible senior unsecured notes, net	109,456	9,058	8.28%
Securitized debt	957,816	42,440	4.43%
Total borrowings	$4,334,373	$138,240	3.19%

Net interest income and net interest margin(3)		$71,122	1.53%

Year ended December 31, 2017	Average Amortized Cost of Assets	Total Interest Income	Yield on Average Assets

Investments
Agency RMBS	$898,883	$25,050	2.79%
Agency CMBS	1,354,720	40,571	2.99%
Non-Agency RMBS	88,566	6,127	6.92%
Non-Agency CMBS	323,769	27,455	8.48%
Residential Whole Loans	207,786	8,515	4.10%
Residential Bridge Loans	52,696	4,487	8.51%
Securitized commercial loan	24,964	2,247	9.00%
Other securities	116,683	9,839	8.43%
Total investments	$3,068,067	$124,291	4.05%

	Average Carrying Value	Total Interest Expense	Average Cost of Funds(1)
Borrowings
Repurchase agreements	$2,713,199	$45,128	1.66%
Convertible senior unsecured notes, net(2)	108,743	2,264	8.34%
Securitized debt	10,984	981	8.93%
Total borrowings	$2,832,926	$48,373	1.76%

Net interest income and net interest margin(3)		$75,918	2.47%

(1)
Average cost of funds does not include the interest expense related to our derivatives. In accordance with GAAP, such costs are included in "Gain (loss) on derivative instruments, net" in the Consolidated Statements of Operations.

(2)
The convertible senior unsecured notes, net are reflected at the balance as of December 31, 2017. The average cost of financing is calculated based on annualized interest expense divided by the average carrying value for the period outstanding.

(3) Since we do not apply hedge accounting, our net interest margin is this table does not reflect the benefit of our interest rate swaps. See Non-GAAP Financial Measure section for net investment income table that includes the benefit from our interest rate swaps.
Interest Income
For the years ended December 31, 2018 and December 31, 2017, we earned interest income on our investments of approximately $209.4 million and $124.3 million, respectively. The increase in interest income for the year ended December 31, 2018 as compared to the year ended December 31, 2017 was primarily the result of an overall higher yielding larger investment portfolio, generating an increase interest income of approximately $52.0 million from our Agency CMBS, Residential Whole and Bridge Loans, Commercial Loans and approximately $46 million from RETL securitized commercial loan, which was acquired in March 2018. This increase was partially offset by a decrease $10.6 million interest income from our Agency RMBS investments as a result of significantly reducing our investment in this asset class. We expect to continue to migrate the portfolio towards credit sensitive investments under current market condition.
Interest Expense
Interest expense increased from $48.4 million for the year ended December 31, 2017 to $138.2 million for the year ended December 31, 2018. Our higher borrowing costs reflects: (i) an increase in our average outstanding borrowings due to a larger average outstanding investment portfolio. Our average outstanding borrowings increased by $1.5 billion to $4.3 billion for the year ended December 31, 2018 from $2.8 billion for the year ended December 31, 2017; (ii)  higher interest rates on our repurchase agreements in 2018 coupled with higher costs associated with financing our credit-sensitive investments, which generally have higher interest rates. Our average cost of funds on our repurchase agreements increased from 1.66% for the year ended December 31, 2017 to 2.66% for the year ended December 31, 2018. We utilize interest rate swaps to mitigate our interest rate exposure. As of December 31, 2018, we have effectively hedged approximately 85% of our repurchase agreement debt by entering into interest rate swaps with a weighted average fixed rate of 2.3% for a weighted average term of 5.3 years. However, since we do not apply hedge accounting the reduction in interest expense is reflected in "Gain (loss) on derivatives, net"; (iii) The issuance of $115.0 million aggregate principal amount of 6.75% convertible senior unsecured notes in October 2017; and iv) the securitized debt of $957.8 million from the consolidation of the RETL securitized trust in March of 2018.
Other income (loss), net
Realized gain (loss) on investments

Realized gain (loss) on investments represents the net gain (loss) on sales from our investment portfolio. Our Manager regularly reviews the characteristics of our portfolio and may make changes to our portfolio in order to adjust such portfolio characteristics in response to and/or anticipation of changing market conditions in an effort to achieve the appropriate risk reward ratio.  Accordingly, we expect to continue to redeploy capital into credit sensitive investments in order to adjust the overall characteristics of our portfolio.

The following table presents the sales and realized gains (losses) of our investments for each of the years ended December 31, 2018 and December 31, 2017 (dollars in thousands):

	Year ended December 31, 2018				Year ended December 31, 2017
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Agency RMBS(1)	$589,854	$18	$(23,997)	$(23,979)	$1,251,985	$5,020	$(7,936)	$(2,916)
Agency CMBS	1,534,967	—	(51,045)	(51,045)	—	—	—	—
Non-Agency RMBS(1)	99,842	7,008	(478)	6,530	243,838	24,356	(2,241)	22,115
Non-Agency CMBS	140,292	3,086	(6,201)	(3,115)	54,875	2,543	(1,803)	740
Other securities	65,099	8,400	—	8,400	38,447	713	(54)	659
Total	$2,430,054	$18,512	$(81,721)	$(63,209)	$1,589,145	$32,632	$(12,034)	$20,598

(1)	Excludes Interest-Only Strips, accounted for as derivatives.

Other than temporary impairment

We evaluate securities for OTTI on at least a quarterly basis. The determination of whether a security is other-than-temporarily impaired involves judgments, estimates and assumptions based on subjective and objective factors. As a result, the timing and amount of an OTTI constitutes an accounting estimate that may change materially over time.

The following table presents the other-than-temporary impairments we recorded on our securities portfolio (dollars in thousands):

	Year ended December 31, 2018	Year ended December 31, 2017
Agency RMBS(1)	$807	$5,774
Non-Agency RMBS	996	—
Non-Agency CMBS	8,660	15,117
Other securities	717	1,982
Total	$11,180	$22,873

(1) Normally, unrealized losses on Agency securities (excluding Agency IO's) with the explicit guarantee of principal and interest by the governmental sponsored entity are not credit losses but rather due to changes in interest rates and prepayment expectations. These securities would not be considered other than temporarily impaired provided we did not intend to sell the security. For the years ended December 31, 2018 and December 31, 2017, $0 and $4.7 million, respectively, of OTTI related to Agency RMBS securities we intended to sell.

Unrealized gain (loss), net
Our investments and securitized debt, for which we have elected the fair value option, are recorded at fair value with the periodic changes in fair value being recorded in earnings.  The change in unrealized gain (loss) is directly attributable to changes in market pricing on the underlying investments and securitized debt during the period.  For the year ended December 31, 2018, unrealized gain (loss) decreased to a net unrealized loss of $24.7 million from a net unrealized gain of $28.4 million for the year ended December 31, 2017. The decrease in net unrealized gain (loss) was a result of significantly wider spreads on our Agency portfolio in the fourth quarter of 2018, which negatively impacted the value of these securities, accounting for the majority of the increase in unrealized losses in the portfolio.

The following table presents the net unrealized gains (losses) we recorded on our investments and securitized debt (dollars in thousands):

	Year ended December 31, 2018	Year ended December 31, 2017
Agency RMBS	$(2,289)	$7,207
Agency CMBS	(25,040)	5,747
Non-Agency RMBS	(3,960)	(12,040)
Non-Agency CMBS	15,805	13,453
Residential Whole Loans	(444)	723
Residential Bridge Loans	(1,896)	558
Commercial Loans	631	—
Securitized commercial loans	(16)	805
Other securities	(7,352)	12,297
Securitized debt	116	(354)
Other liabilities	(226)	—
Total	$(24,671)	$28,396
Gain (loss) on derivatives, net
In order to mitigate interest rate risk resulting from our repurchase agreement borrowings, we enter into a variety of derivative and non-derivative instruments. Our primary objective for acquiring these derivatives and non-derivative instruments is to mitigate our exposure to future events that are outside our control.

The following table presents the components of gain (loss) on derivatives for the years ended December 31, 2018 and December 31, 2017 (dollars in thousands):

	Realized Gain (Loss), net
Description	Other Settlements / Expirations	Variation Margin Settlement	Mark-to-market	Return (Recovery) of Basis	Contractual interest income(expense), net(1)	Total
Year ended December 31, 2018
Interest rate swaps	$163	$76,979	$(5,147)	$2,465	$3,693	$78,153
IOs and IIOs accounted for as derivatives	—	—	(655)	(3,661)	4,511	195
Options	(871)	—	300	—	—	(571)
Futures contracts	6,112	—	(5,285)	—	—	827
Credit default swaps	(241)	—	396	—	—	155
TBAs	(800)	—	10	—	—	(790)
Total	$4,363	$76,979	$(10,381)	$(1,196)	$8,204	$77,969

Year ended December 31, 2017
Interest rate swaps(2)	$(150,607)	$20,258	$148,947	$524	$(14,606)	$4,516
Interest rate swaptions	(115)	—	—	—	—	(115)
IOs and IIOs accounted for as derivatives	526	—	(902)	(5,995)	7,438	1,067
Options	(1,453)	—	(300)	—	—	(1,753)
Futures contracts	(9,130)	—	3,044	—	—	(6,086)
Foreign currency forwards	32	—	35	—	—	67
Total return swaps	(552)	—	1,673	—	469	1,590
Credit default swaps	(11)	—	(22)	—	—	(33)
TBAs	4,049	—	(10)	—	—	4,039
Total	$(157,261)	$20,258	$152,465	$(5,471)	$(6,699)	$3,292

(1)	Contractual interest income (expense), net on derivative instruments includes interest settlement paid or received.

(2)	"Other Settlements /Expirations" and "Market to Market" include the effects of the April 2017 restructuring of our interest rate swaps.
Other, net
For the years ended December 31, 2018 and December 31, 2017, "Other, net" consisted of expense of $189 thousand and income of $1.0 million, respectively. The balance mainly comprised of net interest income (expense) on cash collateral for our repurchase agreements and derivatives and miscellaneous fees collected on residential mortgage loans.
Expenses

Management Fee Expense

We incurred management fee expense of approximately $8.7 million and $8.1 million for the years ended December 31, 2018 and December 31, 2017, respectively. Pursuant to the terms of the Management Agreement, our Manager is paid a management fee equal to 1.5% per annum of our stockholders’ equity (as defined in the Management Agreement), calculated and payable (in cash) quarterly in arrears. In September 2018, we completed a secondary public offering, for net proceeds of approximately $67.7 million after subtracting underwriting commissions and offering costs. Our Manager will not earn a management fee on the newly issued equity through March 31, 2019, to reduce any impact on earnings as the capital was deployed into our target assets. Therefore the increase was attributable to realized gains on the termination of certain interest rate swaps increasing stockholders' equity utilized to calculate the management fee.

The management fees, expense reimbursements and the relationship between our Manager and us are discussed further in Note 10, “Related Party Transactions” to the consolidated financial statements contained in this annual report on Form 10-K.

Other Operating Expenses

We incurred other operating expenses of approximately $6.1 million and $2.4 million for the years ended December 31, 2018 and December 31, 2017, respectively. Other operating cost is comprised of derivative transaction costs, custody, and asset management/loan servicing fees. The increase was primarily a result of a larger portfolio of Residential Bridge Loans , Commercial Loans and a portfolio of conforming Residential Whole Loans, which were all acquired servicing released, thereby increasing the associated third party management/loan servicing fees.

General and Administrative Expenses

We incurred general and administrative expenses of approximately $7.9 million and $7.3 million for the years ended December 31, 2018 and December 31, 2017, respectively. The following describes the key components of general and administrative expenses.

Compensation Expense

Compensation expense decreased from approximately $2.7 million for the year ended December 31, 2017 to approximately $2.2 million for the year ended December 31, 2018. The decrease was a result of lower stock-based compensation from awards becoming fully vested in the first half of 2018. We did not issue any new stock-based awards to our Manager or executive officers in 2018 and 2017.

Professional Fees

Professional fees increased to approximately $4.3 million for the year ended December 31, 2018 from approximately $3.2 million for the year ended December 31, 2017. The increase was primarily a result of higher professional fees incurred in connection with becoming Sarbanes Oxley 404(b) complaint, professional fees in connection with one-time transaction costs and higher outsourced accounting fees due to a larger investment portfolio.

Other general and administrative expenses

Other general and administrative expenses was relatively flat year over year.

Comparison of the year ended December 31, 2017 to the year ended December 31, 2016
Net Interest Income
The following tables set forth certain information regarding our net interest income on our investment portfolio for the years ended December 31, 2017 and December 31, 2016 (dollars in thousands):

Year ended December 31, 2017	Average Amortized Cost of Assets	Total Interest Income	Yield on Average Assets

Investments
Agency RMBS	$898,883	$25,050	2.79%
Agency CMBS	1,354,720	40,571	2.99%
Non-Agency RMBS	88,566	6,127	6.92%
Non-Agency CMBS	323,769	27,455	8.48%
Residential Whole Loans	207,786	8,515	4.10%
Residential Bridge Loans	52,696	4,487	8.51%
Securitized commercial loan	24,964	2,247	9.00%
Other Securities	116,683	9,839	8.43%
Total	$3,068,067	$124,291	4.05%

	Average Carrying Value	Total Interest Expense	Average Cost of Funds(1)
Borrowings
Repurchase agreements	$2,713,199	$45,128	1.66%
Convertible senior unsecured notes, net(2)	108,743	2,264	8.34%
Securitized debt	10,984	981	8.93%
Total borrowings	$2,832,926	$48,373	1.76%

Net interest income and net interest margin		$75,918	2.47%

Year ended December 31, 2016	Average Amortized Cost of Assets	Total Interest Income	Yield on Average Assets

Investments
Agency RMBS	$1,700,801	$45,633	2.68%
Agency CMBS	16,445	917	5.58%
Non-Agency RMBS	394,880	29,978	7.59%
Non-Agency CMBS	411,505	32,324	7.86%
Residential Whole Loans	193,810	7,102	3.66%
Securitized commercial loan	25,000	2,288	9.15%
Other Securities	66,211	5,514	8.33%
Total	$2,808,652	$123,756	4.41%

	Average Carrying Value	Total Interest Expense	Average Cost of Funds(1)
Borrowings
Repurchase agreements	$2,475,490	$31,432	1.27%
Securitized debt	11,000	998	9.07%
Total borrowings	$2,486,490	$32,430	1.30%

Net interest income and net interest margin		$91,326	3.25%

(1) Average cost of funds does not include the interest expense related to our derivatives. In accordance with GAAP, such costs are included in "Gain (loss) on derivative instruments, net" in the Consolidated Statements of Operations.

(2) The convertible senior unsecured notes, net are reflected at the balance as of December 31, 2017. The average cost of financing is calculated based on annualized interest expense divided by the average carrying value for the period outstanding.

Interest Income
For the year ended December 31, 2017 and December 31, 2016, we earned interest income on our investments of approximately $124.3 million and $123.8 million, respectively. The increase in interest income for the year ended December 31, 2017 as compared to the year ended December 31, 2016 was primarily the result of an overall larger investment portfolio, which was offset by a lower yield on our investment portfolio. The lower yield on our investments was a result of the repositioning of our investment from Agency RMBS and legacy Non-Agency RMBS to Agency CMBS and credit sensitive investments, which in combination were slightly low yielding assets.
Interest Expense
Interest expense increased from $32.4 million for the year ended December 31, 2016 to $48.4 million for the year ended December 31, 2017. Our higher borrowing costs reflect: (i) Higher outstanding borrowings due to larger investment portfolio. Our outstanding borrowings increased by $1.2 billion for the year ended December 31, 2017; (ii)  Generally higher interest rates on our repurchase agreements in 2017 coupled with higher costs associated with financing our credit-sensitive investments, which generally have higher interest rates. Our cost of funds on our repurchase agreements increased from 1.27% for the year ended December 31, 2016 to 1.66% for the year ended December 31, 2017; and (iii) The issuance of $115.0 million aggregate principal amount of 6.75% convertible senior unsecured notes in October 2017.
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

The following table presents the sales and realized gains (loss) of our investments for the years ended December 31, 2017 and December 31, 2016 (dollars in thousands):

	Year ended December 31, 2017				Year ended December 31, 2016
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Agency RMBS (1)	$1,251,985	$5,020	$(7,936)	$(2,916)	$1,239,350	$6,214	$(25,818)	$(19,604)
Agency CMBS	—	—	—	—	22,939	54	(66)	(12)
Non-Agency RMBS(1)	243,838	24,356	(2,241)	22,115	177,996	6,470	(4,560)	1,910
Non-Agency CMBS	54,875	2,543	(1,803)	740	50,418	137	(5,810)	(5,673)
Other securities	38,447	713	(54)	659	764,711	3,496	(2,108)	1,388
Total	$1,589,145	$32,632	$(12,034)	$20,598	$2,255,414	$16,371	$(38,362)	$(21,991)

(1)	Excludes Interest-Only Strips, accounted for as derivatives.

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

(1) Normally, unrealized losses on Agency securities (excluding Agency IO's) with the explicit guarantee of principal and interest by the governmental sponsored entity are not credit losses but rather due to changes in interest rates and prepayment expectations. These securities would not be considered other than temporarily impaired provided we did not intend to sell the security. For the three years ended December 31, 2017 and December 31, 2016, $4.7 million and $4.4 million, respectively, of OTTI related to Agency RMBS securities we intended to sell.
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

The following table presents the net unrealized gains (losses) we recorded on our investment and securitized debt (dollars in thousands):

	Year ended December 31, 2017	Year ended December 31, 2016
Agency RMBS	$7,207	$(10,432)
Agency CMBS	5,747	1,344
Non-Agency RMBS	(12,040)	849
Non-Agency CMBS	13,453	(9,748)
Residential Whole Loans	723	(42)
Residential Bridge Loans	558	—
Securitized commercial loan	805	(775)
Other securities	12,297	1,356
Securitized debt	(354)	341
Total	$28,396	$(17,107)
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

In April 2017, we restructured our hedge positions, effectively terminating fix-pay interest rate swaps with a notional value of approximately $3.2 billion and variable-pay interest rate swaps with a notional value of approximately $2.0 billion to more effectively hedge our debt and reduce swap related interest expense. The effects of the terminations is reflected in the table below for the year ended December 31, 2017 in interest rate swaps "Other Settlements/Expirations" and "Mark to Market".

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
Other, net
For the years ended December 31, 2017 and December 31, 2016, "Other, net" consisted of income of $1 million and $180 thousand, respectively, of which $1 thousand and $758 thousand was related to foreign currency loss, respectively, with the balance mainly comprised of interest income on cash collateral for our derivative and repurchase agreements.  Generally, our foreign currency denominated investments are financed with repurchase agreements in the same currency.  We recognize a gain or loss in foreign currency exchange, depending on the movement of the exchange rates during the period.
Expenses

Management Fee Expense

We incurred management fee expense of approximately $8.1 million and $10.4 million for the years ended December 31, 2017 and December 31, 2016, respectively. Pursuant to the terms of the Management Agreement, our Manager is paid a management fee equal to 1.5% per annum of our stockholders’ equity (as defined in the Management Agreement), calculated and payable (in cash) quarterly in arrears. The decrease of 2.3 million or 22.5% in management fees for the year ended December 31, 2017 was a result of the restructuring of our interest rate swaps in April 2017, which effectively terminated the existing swaps. The effects of the terminations resulted in accumulated realized losses of approximately $155.8 million, which were previously excluded from the "Equity" base used to calculate the management fee because they were unrealized losses.

The management fees, expense reimbursements and the relationship between our Manager and us are discussed further in Note 10, “Related Party Transactions” to the consolidated financial statements contained in this annual report on Form 10-K.

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

Professional Fees

Professional fees decreased to approximately $3.2 million for the year ended December 31, 2017 from approximately $4.8 million for the year ended December 31, 2016. The decrease was primarily related to operational efficiencies, resulting in a reduction in audit, tax, internal audit and outsourced accounting fees.

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

Core Earnings
Our Core Earnings were approximately $56.7 million, $48.3 million and $49.6 million for the years ended December 31, 2018, December 31, 2017 and December 31, 2016, respectively. Core Earnings is a Non-GAAP financial measure that is used by us to approximate cash yield or income associated with our portfolio and is defined as GAAP net income (loss) as adjusted, excluding: (i) net realized gain (loss) on investments and termination of derivative contracts; (ii) net unrealized gain (loss) on investments; (iii) net unrealized gain (loss) resulting from mark-to-market adjustments on derivative contracts; (iv) other than temporary impairment; (v) provision for income taxes; (vi) non-cash stock-based compensation expense; (vii) non-cash amortization of the convertible senior unsecured notes discount; (viii) one-time charges such as acquisition costs and impairment on loans and (ix) one-time events pursuant to changes in GAAP and certain other non-cash charges after discussions between us, our Manager and our independent directors and after approval by a majority of the our independent directors.
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
The table below reconciles Net Income (Loss) to Core Earnings for the years ended December 31, 2018, December 31, 2017 and December 31, 2016:

(dollars in thousands)	Year ended December 31, 2018	Year ended December 31, 2017	Year ended December 31, 2016
Net Income (loss)	$26,409	$85,097	$(25,015)
Income tax provision	709	3,487	3,156
Net Income (loss) before income tax	27,118	88,584	(21,859)

Adjustments:
Investments:
Unrealized (gain) loss on investments, securitized debt and other liabilities	24,671	(28,396)	17,107
Other than temporary impairment	11,180	22,873	32,286
Realized (gain) loss on sale of investments	63,257	(20,598)	21,991
Realized (gain) loss on foreign currency transactions	—	1	99
Unrealized (gain) loss on foreign currency transactions	—	—	659
One-time transaction costs	812	146	—

Derivative Instruments:
Net realized (gain) loss on derivatives	(81,534)	136,992	(7,517)
Net unrealized (gain) loss on derivatives	10,381	(152,465)	5,135

Amortization of discount on convertible senior unsecured notes	550	137	—
Non-cash stock-based compensation expense	265	981	1,699
Total adjustments	29,582	(40,329)	71,459
Core Earnings	$56,700	$48,255	$49,600

Alternatively, our Core Earnings can also be derived as presented in the table below by starting with Adjusted net interest income, which includes interest income on Interest-Only Strips accounted for as derivatives and other derivatives, and net interest expense incurred on interest rate swaps and foreign currency swaps and forwards (a Non-GAAP financial measure) subtracting Total expenses, adding Non-cash stock based compensation, adding one-time transaction costs, adding amortization of discount on convertible senior notes, and adding interest income on cash balances and other income (loss), net:

(dollars in thousands)	Year ended December 31, 2018	Year ended December 31, 2017	Year ended December 31, 2016
Adjusted net interest income	$78,130	$63,748	$68,209
Total expenses	(22,676)	(17,778)	(21,246)
Non-cash stock-based compensation	265	981	1,699
One-time transaction costs	812	146	—
Amortization of discount on convertible unsecured senior notes	550	137	—
Interest income on cash balances and other income (loss), net	(381)	1,021	938
Core Earnings	$56,700	$48,255	$49,600

Net Interest Income and Net Interest Margin
The following tables set forth certain information regarding our net investment income for the years ended December 31, 2018, December 31, 2017 and December 31, 2016 (dollars in thousands):

Year ended December 31, 2018	Average Amortized Cost of Assets(1)	Total Interest Income(2)	Yield on Average Assets

Investments
Agency RMBS	$450,998	$15,069	3.34%
Agency CMBS	1,982,164	59,698	3.01%
Non-Agency RMBS	92,789	6,047	6.52%
Non-Agency CMBS	294,811	26,424	8.96%
Residential Whole Loans	494,438	23,331	4.72%
Residential Bridge Loans	223,015	15,889	7.12%
Commercial Loans	88,091	6,898	7.83%
Securitized commercial loans	931,090	48,422	5.20%
Other securities	96,810	8,434	8.71%
Total investments	$4,654,206	$210,212	4.52%
Adjustments:
Securitized commercial loans from consolidated VIE	(931,090)	(48,422)	5.20%
Investments in consolidated VIEs eliminated in consolidation	60,006	6,675	11.12%
Adjusted total investments	$3,783,122	$168,465	4.45%

	Average Carrying Value	Total Interest Expense(3)	Average Effective Cost of Funds
Borrowings
Repurchase agreements	$3,267,101	$86,742	2.66%
Convertible senior unsecured notes, net	109,456	9,058	8.28%
Securitized debt	957,816	42,440	4.43%
Interest rate swaps	n/a	(6,158)	(0.14)%
Total borrowings	$4,334,373	$132,082	3.05%
Adjustments:
Securitized debt from consolidated VIEs	$(957,816)	$(42,440)	4.43%
Adjusted total borrowings	$3,376,557	$89,642	2.65%

Adjusted net interest income and net interest margin		$78,823	2.08%

Year ended December 31, 2017	Average Amortized Cost of Assets(1)	Total Interest Income(2)	Yield on Average Assets

Investments
Agency RMBS	$912,211	$26,197	2.87%
Agency CMBS	1,363,269	40,827	2.99%
Non-Agency RMBS	88,835	6,167	6.94%
Non-Agency CMBS	323,769	27,455	8.48%
Residential Whole Loans	207,786	8,515	4.10%
Residential Bridge Loans	52,696	4,487	8.51%
Securitized commercial loan	24,964	2,247	9.00%
Other securities	116,683	9,839	8.43%
Total return swaps	3,629	469	12.92%
Total investments	$3,093,842	$126,203	4.08%
Adjustments:
Securitized commercial loan from consolidated VIE	(24,964)	(2,247)	9.00%
Investment in consolidated VIE eliminated in consolidation	13,980	1,265	9.05%
Adjusted total investments	$3,082,858	$125,221	4.06%

	Average Carrying Value	Total Interest Expense(3)	Average Effective Cost of Funds
Borrowings
Repurchase agreements	$2,713,199	$45,128	1.66%
Convertible senior unsecured notes, net(4)	108,743	2,264	8.34%
Securitized debt	10,984	981	8.93%
Interest rate swaps	n/a	14,082	0.51%
Total borrowings	$2,832,926	$62,455	2.27%
Adjustments:
Securitized debt from consolidated VIEs	$(10,984)	$(981)	8.93%
Adjusted total borrowings	$2,821,942	$61,474	2.18%

Adjusted net interest income and net interest margin		$63,747	2.07%

Year ended December 31, 2016	Average Amortized Cost of Assets(1)	Total Interest Income(2)	Yield on Average Assets

Investments
Agency RMBS	$1,736,758	$47,461	2.73%
Agency CMBS	27,219	1,279	4.70%
Non-Agency RMBS	397,633	30,498	7.67%
Non-Agency CMBS	411,505	32,607	7.92%
Residential Whole Loans	193,810	7,102	3.66%
Securitized commercial loan	25,000	2,288	9.15%
Other securities	66,211	5,514	8.33%
Total return swaps	$8,840	$1,121	12.68%
Total investments	$2,866,976	$127,870	4.46%
Adjustments:
Securitized commercial loan from consolidated VIE	(25,000)	(2,288)	(9.15)%
Investment in consolidated VIE eliminated in consolidation	14,000	1,271	9.08%
Adjusted total investments	$2,855,976	$126,853	4.44%

	Average Carrying Value	Total Interest Expense(3)	Average Effective Cost of Funds
Borrowings
Repurchase agreements	$2,475,490	$31,432	1.27%
Securitized debt	11,000	998	9.07%
Interest rate swaps	n/a	27,231	1.10%
Total borrowings	$2,486,490	$59,661	2.40%
Adjustments:
Securitized debt from consolidated VIEs	$(11,000)	$(998)	9.07%
Adjusted total borrowings	$2,475,490	$58,663	2.37%

Adjusted net interest income and net interest margin		$68,190	2.21%

(1)	Includes Agency and Non-Agency Interest-Only Strips accounted for as derivatives.

(2)	Refer to below table for components of interest income.

(3)	Includes the net amount paid, including accrued amounts and premium amortization for MAC interest rate swaps during the periods included in gain/loss on derivative instruments for GAAP.

(4)
The convertible senior unsecured notes, net are reflected at the balance as of December 31, 2017. The average cost of financing is calculated based on annualized interest expense divided by the average carrying value for the period outstanding.

Adjusted Interest Income
The following table reconciles total interest income to adjusted interest income, which includes interest income on Agency and Non-Agency Interest-Only Strips classified as derivatives (Non-GAAP financial measure) for the years ended December 31, 2018, December 31, 2017 and December 31, 2016:

(dollars in thousands)	Year ended December 31, 2018	Year ended December 31, 2017	Year ended December 31, 2016
Coupon interest income:
Agency RMBS	$19,507	$38,108	$70,467
Agency CMBS	60,148	40,064	2,619
Non-Agency RMBS	7,120	5,602	35,221
Non-Agency CMBS	20,058	19,179	24,893
Residential Whole Loans	24,300	9,609	9,147
Residential Bridge Loans	18,299	4,863	—
Commercial Loans	6,624	—	—
Securitized commercial loans	51,009	2,247	2,288
Other Securities	14,805	8,280	2,537
Subtotal coupon interest	$221,870	$127,952	$147,172
Premium accretion, discount amortization and amortization of basis, net:
Agency RMBS	$(5,092)	$(13,058)	$(24,836)
Agency CMBS	(646)	507	(1,701)
Non-Agency RMBS	(1,073)	525	(5,243)
Non-Agency CMBS	6,366	8,276	7,431
Residential Whole Loans	(969)	(1,094)	(2,044)
Residential Bridge Loans	(2,410)	(376)	—
Commercial Loans	274	—	—
Securitized commercial loans	(2,587)	—	—
Other Securities	(6,371)	1,559	2,977
Subtotal accretion and amortization	$(12,508)	$(3,661)	$(23,416)
Interest income	$209,362	$124,291	$123,756
Contractual interest income, net of amortization of basis on Agency and Non-Agency Interest-Only Strips, classified as derivatives(1):
Coupon interest income	$4,511	$7,438	$14,148
Amortization of basis	(3,661)	(5,995)	(11,438)
Contractual interest income, net on Foreign currency swaps(1)	—	—	283
Total Return swaps	—	469	1,121
Subtotal	$850	$1,912	$4,114
Total adjusted interest income	$210,212	$126,203	$127,870

(1)	Reported in "Gain (loss) on derivative instruments, net" in our Consolidated Statements of Operations.

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

The following table reconciles the Effective Cost of Funds (Non-GAAP financial measure) with interest expense for the years ended December 31, 2018, December 31, 2017 and December 31, 2016:

	Year ended December 31, 2018		Year ended December 31, 2017		Year ended December 31, 2016
(dollars in thousands)	Reconciliation	Cost of Funds/Effective Borrowing Costs	Reconciliation	Cost of Funds/Effective Borrowing Costs	Reconciliation	Cost of Funds/Effective Borrowing Costs
Interest expense	$138,240	3.19%	$48,373	1.94%	$32,430	1.30%
Adjustments:
Interest expense on Securitized debt from consolidated VIEs	(42,440)	(4.43)%	(981)	(8.93)%	(998)	(9.07)%
Net interest paid (received)—interest rate swaps	(6,158)	(0.14)%	14,082	0.51%	27,231	1.10%
Effective Borrowing Costs	$89,642	2.65%	$61,474	2.18%	$58,663	2.37%
Weighted average borrowings	$3,376,557		$2,821,942		$2,475,490

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

Our liquidity and capital resources are managed on a daily basis to ensure that we have sufficient liquidity to absorb market events that could negatively impact collateral valuations and result in margin calls as well as to ensure that we have the flexibility to manage our investment portfolio to take advantage of market opportunities. As of December 31, 2018, our principal sources of cash consist of a secondary public stock offering, if market conditions permit, borrowings under repurchase agreements, payments of principal and interest on our investment portfolio and cash generated from operations.

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
Sources of Liquidity
Principal Sources of Cash
We held cash of approximately $22.0 million, $48.0 million and $46.2 million at December 31, 2018, December 31, 2017 and December 31, 2016, respectively. Our primary sources of cash currently consist of repurchase agreement borrowings, investment income, principal repayments on investments and the proceeds from debt and equity offerings, to the extent available in the capital markets. In the future, we expect our primary sources of liquidity to consist of payments of principal, investment income, unused borrowing capacity under our financing sources and future issuances of equity and debt securities.

Repurchase Agreements
As of December 31, 2018, we had master repurchase agreements with 29 counterparties. We had borrowings under repurchase agreements with 15 counterparties of approximately $2.8 billion at December 31, 2018. The following table presents our repurchase agreement borrowings, by type of collateral pledged, as of December 31, 2018 and December 31, 2017, and the respective effective cost of funds (Non-GAAP financial measure) for the years ended December 31, 2018 and December 31, 2017, respectively. See "Non-GAAP Financial Measures" (dollars in thousands):

Collateral	Borrowings Outstanding	Value of Collateral Pledged(1)	Weighted Average Interest Rate end of period	Weighted Average Cost of Funds	Weighted Average Effective Cost of Funds (Non-GAAP) (2)	Weighted Average Haircut end of period
December 31, 2018
Agency RMBS, at fair value	$14,650	$19,837	3.09%	2.00%	2.00%	21.66%
Agency CMBS, at fair value	1,392,649	1,486,142	2.71%	2.06%	2.06%	5.03%
Non-Agency RMBS, at fair value	30,922	50,555	4.06%	3.57%	3.57%	35.21%
Non-Agency CMBS, at fair value	134,814	186,552	4.05%	3.69%	3.69%	25.59%
Residential Whole Loans, at fair value(3)	863,356	1,041,885	4.08%	4.01%	4.01%	15.94%
Residential Bridge Loans(3)	204,754	221,486	4.50%	4.50%	4.50%	20.00%
Commercial Loans, at fair value(3)	131,788	196,123	4.55%	4.65%	4.65%	35.00%
Securitized commercial loan, at fair value(3)	7,543	13,688	4.30%	4.01%	4.01%	45.00%
Other securities, at fair value	38,361	59,780	4.18%	3.81%	3.81%	35.83%
Interest rate swaps	n/a	n/a	n/a	n/a	(0.19)%	n/a
Total	$2,818,837	$3,276,048	3.45%	2.66%	2.47%	12.63%

December 31, 2017
Agency RMBS, at fair value	$665,919	$690,255	1.62%	1.21%	1.21%	4.36%
Agency CMBS, at fair value	2,035,222	2,143,340	1.53%	1.32%	1.32%	5.02%
Non-Agency RMBS, at fair value	46,530	58,127	2.76%	2.70%	2.70%	23.64%
Non-Agency CMBS, at fair value	154,325	208,062	2.98%	2.83%	2.83%	27.99%
Residential Whole Loans, at fair value(3)	189,270	237,423	3.66%	3.48%	3.48%	20.00%
Residential Bridge Loans(3)	100,183	106,673	4.05%	4.47%	4.47%	20.00%
Securitized commercial loan, at fair value(3)	—	—	—%	3.28%	3.28%	—%
Other securities, at fair value	60,237	89,823	2.94%	3.28%	3.28%	27.96%
Interest rate swaps	n/a	n/a	n/a	n/a	0.51%	n/a
Total	$3,251,686	$3,533,703	1.86%	1.66%	2.18%	8.00%

(1)	For the years ended December 31, 2018 and 2017, excludes approximately $1.2 million and $23.6 million of cash collateral posted.

(2)
The effective cost of funds for the period presented is calculated on an annualized basis and includes interest expense for the period and net periodic interest payments on interest rate swaps, net of premium amortization on MAC swaps, of approximately $6.2 million received and $14.1 million paid for the years ended December 31, 2018 and 2017, respectively. While interest rate swaps are not accounted for using hedge accounting, such instruments are viewed by us as an economic hedge against increases in interest rates on our liabilities and are treated as hedges for purposes of satisfying the REIT requirements. See "Non-GAAP Financial Measures".

(3)	Repurchase agreement borrowings collateralized by Whole Loans, Bridge Loans and securitized commercial loans owned through trust certificates. The trust certificates are eliminated upon consolidation.

We are also required to pledge cash or securities as collateral as part of a margin arrangement for our derivative contracts, calculated daily, subject either to the terms of individual agreements for bilateral agreements and the clearinghouse rules in the case of cleared swaps. The amount of margin that we are required to post will vary and generally reflects collateral posted with respect to swaps that are in an unrealized loss position to us and a percentage of the aggregate notional amount of swaps per counterparty as well as margin posted with our clearing broker, pursuant to clearinghouse rules and practices, for cleared swaps. Conversely, if our bilateral swaps and swaptions are in an unrealized gain position, our counterparties are required to post collateral with us, under the same terms that we post collateral with them. When we enter into a MAC interest rate swap we may receive or make a payment at the time of entering such interest rate swap to compensate for the out of the market nature of such interest rate swap. Similar to all other interest rate swaps, these interest rate swaps are also subject to margin requirements which are settled on a daily basis.
Convertible Senior Unsecured Notes
In October 2017, we completed the issuance of $115.0 million aggregate principal amount of our 6.75% Convertible Senior Notes due October 1, 2022 (the “Convertible Notes”) in a public offering, which included $15.0 million aggregate principal amount sold by us to the underwriter on the same terms and conditions to cover over-allotments. The notes are unsecured, pay interest semiannually at a rate of 6.75% per annum and are convertible at the option of the holder into shares of our common stock. The notes will mature in October 2022, unless earlier converted or repurchased in accordance with their terms. We do not have the right to redeem the notes prior to maturity, but may be required to repurchase the notes from holders under certain circumstances. The notes have an initial conversion rate of 83.1947 shares of common stock per $1,000 principal amount of the notes (equivalent to an initial conversion price of $12.02 per share), subject to adjustment. The net proceeds from the offering were approximately $111.1 million after deducting underwriting discounts and offering expenses.
At-The-Market Program
In April 2017, we entered into an equity distribution agreement with JMP Securities LLC, or "JMP", under which we may offer and sell up to $100.0 million shares of common stock in an At-The-Market equity offering from time to time through JMP. As of December 31, 2018, we have not sold any shares under this agreement.
Secondary Public Offering
In September 2018, we completed a secondary public offer in which we sold 6,500,000 shares of our common stock, including all 303,422 shares in treasury stock, at a price of $10.85 per share, for net proceeds of approximately $67.7 million after subtracting underwriting commissions and offering expenses of approximately $2.8 million.
Cash provided by Operating Activities
For the year ended December 31, 2018, operating activities increased our cash balance by approximately $107.1 million. This was primarily attributable to the net income we earned on our investments net of adjustments pertaining to the amortization/accretion of premiums and discounts and other non-cash items. For the year ended December 31, 2017, operating activities increased our cash balance by approximately $59.4 million. This was primarily attributable to the net income we earned on our investments net of adjustments pertaining to the amortization/accretion of premiums and discounts and other non-cash items. For the year ended December 31, 2016, operating activities increased our cash balance by approximately $11.5 million. This was primarily attributable to the net income we earned on our investments net of adjustments pertaining to the amortization/accretion of premiums and discounts and other non-cash items.
Cash Provided by and Used in Investing Activities
For the year ended December 31, 2018, our investing activities decreased our cash balance by approximately $716.9 million. This was primarily attributable to our investment acquisitions, including an investment from a consolidated CMBS VIE, which was partially offset by proceeds from sales and receipts of principal payments on our investments. For the year ended December 31, 2017, our investing activities decreased our cash balance by approximately $1.2 billion. This was primarily attributable to our investments acquisitions, which was partially offset by proceeds from sales of MBS and other securities and by our receipt of principal payments on MBS and other securities. For the year ended December 31, 2016, our investing activities increased our cash balance by approximately $504.6 million. This was primarily attributable to our proceeds from sales of MBS and other securities and by our receipt of principal payments on MBS and other securities, partially offset by cash expenditures for investment acquisitions.
Cash Provided by and Used in Financing Activities

For the year ended December 31, 2018, our financing activities increased our cash balance by approximately $639.6 million. This was primarily attributable to proceeds received from securitized debt related to a consolidated CMBS VIE and proceeds from a secondary public offering and net borrowings under our repurchase agreements. For the year ended December 31, 2017, our financing activities increased our cash balance by approximately $1.1 billion. This was primarily attributable to a decrease in our net borrowings under repurchase agreements. For the year ended December 31, 2016, our financing activities decreased our cash balance by approximately $494.8 million. This was primarily attributable to a decrease in our net borrowings under repurchase agreements.
Contractual Obligations and Commitments
Our contractual obligations as of December 31, 2018 are as follows (dollars in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Borrowings under repurchase agreements	$2,818,837	$—	$—	$—	$2,818,837
Contractual interest on repurchase agreements	18,805	—	—	—	18,805
Convertible senior unsecured notes	—	—	115,000	—	115,000
Contractual interest on convertible senior unsecured notes	7,763	15,525	7,763	—	31,051
Securitized debt(2)	—	948,520	—	—	948,520
Contractual interest on securitized debt(3)	49,132	56,884	—	—	106,016
Total	$2,894,537	$1,020,929	$122,763	$—	$4,038,229

(1)	The table above does not include amounts due under the Management Agreement (as defined herein) with our Manager, as those obligations do not have fixed and determinable payments.

(2)	The securitized debt is non-recourse to us and can only be settled with the assets held in the securitization. Assumes entire outstanding principal balance at December 31, 2018 is paid at maturity.

(3)	For variable rate debt, the one month LIBOR rate as of December 31, 2018 of 2.5% was used to calculate the contractual interest.
Repurchase Agreements
At December 31, 2018, we had entered into repurchase agreement borrowings of approximately $74.0 million with settlement dates between January 2, 2019 and January 17, 2019, with a weighted average interest rate of 3.3%, a weighted average contractual maturity of 44 days and secured by collateral of approximately $99.3 million.
Securitized Debt
At December 31, 2018, we had securitized debt related to the consolidated VIEs, with a principal balance of $948.5 million (and a fair value of $949.6 million). The securitized debt and the related interest payments of the VIEs can only be settled with the securitized commercial loans that serve as collateral of the VIEs and is non-recourse to us.
Management Agreement
On May 9, 2012, we entered into a management agreement (the "Management Agreement") with our Manager which describes the services to be provided by our Manager and compensation for such services. Our Manager is responsible for managing our operations, including: (i) performing all of our day-to-day functions; (ii) determining investment criteria in conjunction with our Board of Directors; (iii) sourcing, analyzing and executing investments, asset sales and financings; (iv) performing asset management duties; and (v) performing financial and accounting management, subject to the direction and oversight of our Board of Directors. Pursuant to the terms of the Management Agreement, our Manager is paid a management fee equal to 1.50% per annum of our stockholders' equity, (as defined in the Management Agreement), calculated and payable (in cash) quarterly in arrears. Refer to Note 10 - "Related Party Transactions" to our Consolidated Financial Statements included in Item 8 included in this annual report on Form 10-K.
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
See Note 12 "Stockholder' Equity - Warrants" to the financial statements contained in this Annual Report on Form 10-K, for a description of our outstanding warrants.
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

Credit Risk

We are subject to varying degrees of credit risk in connection with our assets. Although we do not expect to encounter credit risk in our Agency RMBS, we are exposed to the risk of potential credit losses from general credit spread widening related to Non-Agency RMBS, CMBS and other portfolio investments in addition to unexpected increase in borrower defaults on these securities, as well as our Whole Loans. Investment decisions are made following a bottom-up credit analysis and specific risk assumptions. As part of the risk management process, our Manager uses detailed proprietary models, applicable to evaluate, depending on the asset class, house price appreciation and depreciation by region, prepayment speeds and foreclosure/default frequency, cost and timing. If our Manager determines that the proposed investment can meet the appropriate risk and return criteria as well as complement our existing asset portfolio, the investment will undergo a more thorough analysis.

As of December 31, 2018, 12 of the counterparties that we had outstanding repurchase agreement borrowings held collateral which we posted as security for such borrowings in excess of 5% of our stockholders’ equity.  Prior to entering into a repurchase agreement with any particular institution, our Manager does a thorough review of such potential counterparty.  Such review, however, does not assure the creditworthiness of such counterparty nor that the financial wherewithal of the counterparty will not deteriorate in the future.

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

Interest Rate Cap Risk

To the extent we invest in adjustable-rate RMBS and Whole Loans, such securities are generally subject to interest rate caps, which potentially could cause such RMBS and Whole Loans to acquire many of the characteristics of fixed-rate securities if interest rates were to rise above the cap levels. This issue is magnified to the extent we acquire ARM and hybrid ARM assets that are not based on mortgages which are fully indexed. In addition, ARM and hybrid ARM assets may be subject to periodic payment caps that result in some portion of the interest being deferred and added to the principal outstanding or a portion of the incremental interest rate increase being deferred. To the extent we invest in such ARM and/or hybrid ARM assets, we could potentially receive less cash income on such assets than we would need to pay the interest cost on our related borrowings. To mitigate interest rate mismatches, we may utilize the hedging strategies discussed above under “Interest Rate Risk.”

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

The sensitivity analysis table presented below shows the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments, including interest rate swaps, Interest-Only Strips, and net interest income at December 31, 2018, assuming a static portfolio of assets. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our Manager’s expectations. The analysis presented utilizes our Manager’s assumptions, models and estimates, which are based on our Manager’s judgment and experience.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+1.00%	1.28%	(0.74)%
+0.50%	0.36%	(0.37)%
-0.50%	(1.54)%	0.37%
-1.00%	(3.65)%	0.75%

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

Certain assumptions have been made in connection with the calculation of the information set forth in the table above and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes.  The base interest rate scenario assumes interest rates at December 31, 2018.  The analysis presented utilizes assumptions and estimates based on our Manager’s judgment and experience.  Furthermore, while we generally expect to retain such assets and the associated interest rate risk, future purchases and sales of assets could materially change our interest rate risk profile.

Prepayment Risk

The value of our Agency and Non-Agency RMBS and our Residential Whole Loans may be affected by prepayment rates on the underlying residential mortgage.  We acquire RMBS and Residential Whole Loans and anticipate that the underlying residential mortgages will prepay at a projected rate generating an expected yield.  If we purchase assets at a premium to par value, when borrowers prepay their residential mortgage loans faster than expected, the corresponding prepayments may reduce the expected yield on our residential mortgage assets because we will have to amortize the related premium on an accelerated basis and, in the case of Agency RMBS, other than interest-only strips, and certain other investment grade rated securities, we are required to make a retrospective adjustment to historical amortization.  Conversely, if we purchase assets at a discount to par value, when borrowers prepay their residential mortgage loans slower than expected, such decrease may reduce the expected yield on such assets because we will not be able to accrete the related discount as quickly as originally anticipated and, in the case of Agency RMBS, other than interest-only strips, and certain other investment grade rated securities, we will be required to make a retrospective adjustment to historical amortization.

The value of our Agency and Non-Agency CMBS, as well as Commercial Whole Loans, will also be affected by prepayment rates, however, commercial mortgages frequently limit the ability of the borrower to prepay, thereby providing a certain level of prepayment protection.  Common restrictions include yield maintenance and prepayment penalties, the proceeds of which are generally at least partially allocable to these securities, as well as defeasance.

Likewise, the value of our ABS and other structured securities will also be affected prepayment rates.  The collateral underlying such securities may, similar to most residential mortgages, allow the borrower to prepay at any time or, similar to commercial mortgages, limit the ability of the borrower to prepay by imposing lock-out provisions, prepayment penalties and/or make whole provisions.

Extension Risk

Most residential mortgage loans do not prohibit the partial or full prepayment of principal outstanding.  Accordingly, while the stated maturity of a residential mortgage loan may be 30 years, or in some cases even longer, historically the vast majority of residential mortgage loans are satisfied prior to their maturity date.  In periods of rising interest rates, borrowers have less incentive to refinance their existing mortgages and mortgage financing may not be as readily available.  This generally results in a slower rate of prepayments and a corresponding longer weighted average life for RMBS and Residential Whole Loans.  The increase, or extension, in weighted average life is commonly referred to as “Extension Risk” which can negatively impact our portfolio.  To the extent we receive smaller pre-payments of principal, we will have less capital to invest in new assets.  This is extremely detrimental in periods of rising interest rates as we will be unable to invest in new higher coupon investments and a larger portion of our portfolio will remain invested in lower coupon investments.  Further, our borrowing costs are generally short-term and, even if hedged, are likely to increase in a rising interest rate environment, thereby reducing our net interest margin.  Finally, to the extent we acquired securities at a discount to par, a portion of the overall return on such investments is based on the recovery of this discount.  Slower principal prepayments will result in a longer recovery period and a lower overall return on our investment.

Prepayment rates on Agency and Non-Agency CMBS, as well as Commercial Whole Loans, are generally less volatile than residential mortgage assets as commercial mortgages usually limit the ability of the borrower to prepay the mortgage prior to maturity or a period shortly before maturity.  Accordingly, extension risk for Agency and Non-Agency CMBS and Commercial Whole Loans is generally less than RMBS and Residential Whole Loans as it presumed that other than defaults (i.e. involuntary prepayments), most commercial mortgages will remain outstanding for the contractual term of the mortgage.

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

In addition, the assets that comprise our investment portfolio are not traded on a public exchange. A portion of these assets may be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly-traded securities. The illiquidity of our assets may make it difficult for us to sell such assets if the need or desire arises, including in response to changes in economic and other conditions.  Recent regulatory changes have imposed new capital requirements and other restrictions on banks and other market intermediaries’ ability and desire to hold assets on their balance sheets and otherwise make markets in fixed income securities and other assets resulting in reduced liquidity in many sectors of the market.  This regulatory trend is expected to continue.  As a result of these developments, it may become increasingly difficult for us to sell assets in the market, especially in credit oriented sectors such as Non-Agency RMBS and CMBS, ABS and Whole Loans.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Western Asset Mortgage Capital Corporation:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Western Asset Mortgage Capital Corporation and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, including the related notes and accompanying schedule of mortgage loans on real estate as of December 31, 2018 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
Los Angeles, California
March 6, 2019

We have served as the Company’s auditor since 2011.

Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands—except share and per share data)

	December 31, 2018	December 31, 2017
Assets:
Cash and cash equivalents	$21,987	$48,024
Restricted cash	55,808	—
Agency mortgage-backed securities, at fair value ($1,505,979 and $2,833,595 pledged as collateral, at fair value, respectively)	1,505,979	2,858,600
Non-Agency mortgage-backed securities, at fair value ($237,107 and $266,189 pledged as collateral, at fair value, respectively)	250,856	378,158
Other securities, at fair value ($59,780 and $89,823 pledged as collateral, at fair value, respectively)	59,906	122,065
Residential Whole-Loans, at fair value ($1,041,885 and $237,423 pledged as collateral, at fair value, respectively)	1,041,885	237,423
Residential Bridge Loans ($211,999 and $64,526 at fair value and $221,486 and $106,673 pledged as collateral, respectively)	221,719	106,673
Securitized commercial loans, at fair value	1,013,511	24,876
Commercial Loans, at fair value ($196,123 and $0 pledged as collateral, at fair value, respectively)	216,123	—
Investment related receivable	42,945	7,665
Interest receivable	21,959	13,603
Due from counterparties	39,623	86,930
Derivative assets, at fair value	2,606	728
Other assets	2,488	2,161
Total Assets(1)	$4,497,395	$3,886,906
Liabilities and Stockholders' Equity:
Liabilities:
Repurchase agreements, net	$2,818,837	$3,251,686
Convertible senior unsecured notes, net	110,060	108,743
Securitized debt, at fair value (includes $246,802 and $10,945 held by affiliates, respectively)	949,626	10,945
Interest payable (includes $816 and $70 on securitized debt held by affiliates, respectively)	8,532	8,322
Investment related payables	—	17,217
Due to counterparties	17,781	1,490
Derivative liability, at fair value	10,130	4,346
Accounts payable and accrued expenses	3,858	3,118
Payable to affiliate	4,615	2,041
Dividend payable	14,916	12,960
Other liabilities	56,031	—
Total Liabilities(2)	3,994,386	3,420,868
Commitments and contingencies
Stockholders' Equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, and 48,116,379 and 41,794,079 outstanding, respectively	481	419
Preferred stock, $0.01 par value, 100,000,000 shares authorized and no shares outstanding	—	—
Treasury stock, at cost 0 and 125,722 shares held, respectively	—	(1,232)
Additional paid-in capital	833,810	768,763
Retained earnings (accumulated deficit)	(331,282)	(301,912)
Total Stockholders' Equity	503,009	466,038
Total Liabilities and Stockholders' Equity	$4,497,395	$3,886,906
See notes to consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands—except share and per share data)

(1)	Assets of consolidated VIEs included in the total assets above:

	December 31, 2018	December 31, 2017
Cash and cash equivalents	$674	$—
Restricted cash	55,808	—
Residential Whole-Loans, at fair value ($1,041,885 and $237,423 pledged as collateral, at fair value, respectively)	1,041,885	237,423
Residential Bridge Loans ($211,766 and $64,526 at fair value and $221,486 and $106,673 pledged as collateral, respectively)	221,486	106,673
Securitized commercial loan, at fair value	1,013,511	24,876
Commercial Loans, at fair value ($196,123 and $0 pledged as collateral, at fair value, respectively)	196,123	—
Investment related receivable	42,945	7,665
Interest receivable	15,540	3,358
Other assets	178	—
Total assets of consolidated VIEs	$2,588,150	$379,995

(2)	Liabilities of consolidated VIEs included in the total liabilities above:

Securitized debt, at fair value (includes $246,802 and $10,945 held by affiliates, respectively)	$949,626	$10,945
Interest payable (includes $816 and $70 on securitized debt held by affiliates, respectively)	2,419	70
Accounts payable and accrued expenses	708	189
Other liabilities	56,033	—
Total liabilities of consolidated VIEs	$1,008,786	$11,204
See notes to consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Statements of Operations
(in thousands—except share and per share data)

	For the years ended December 31,
	2018	2017	2016
Net Interest Income
Interest income	$209,362	$124,291	$123,756
Interest expense (includes $13,739, $981 and $998 on securitized debt held by affiliates, respectively)	138,240	48,373	32,430
Net Interest Income	71,122	75,918	91,326

Other Income (Loss)
Realized gain (loss) on sale of investments, net	(63,257)	20,598	(21,991)
Other than temporary impairment	(11,180)	(22,873)	(32,286)
Unrealized gain (loss), net	(24,671)	28,396	(17,107)
Gain (loss) on derivative instruments, net	77,969	3,292	(20,735)
Other, net	(189)	1,031	180
Other Income (Loss)	(21,328)	30,444	(91,939)

Expenses
Management fee to affiliate	8,673	8,100	10,448
Other operating expenses	6,076	2,419	1,045
General and administrative expenses:
Compensation expense	2,186	2,692	3,022
Professional fees	4,299	3,242	4,814
Other general and administrative expenses	1,442	1,325	1,917
Total general and administrative expenses	7,927	7,259	9,753
Total Expenses	22,676	17,778	21,246

Income (loss) before income taxes	27,118	88,584	(21,859)
Income tax provision (benefit)	709	3,487	3,156
Net income (loss)	$26,409	$85,097	$(25,015)

Net income (loss) per Common Share—Basic	$0.61	$2.03	$(0.61)
Net income (loss) per Common Share—Diluted	$0.61	$2.03	$(0.61)
See notes to consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
(in thousands—except shares and share data)

	Common Stock Outstanding		Additional Paid-In Capital	Retained Earnings (Accumulated) Deficit	Treasury Stock	Total
	Shares	Par
Balance at December 31, 2015	41,919,801	$419	$763,283	$(252,054)	$—	$511,648
Vesting of restricted stock	—	—	1,699	—	—	1,699
Net income (loss)	—	—	—	(25,015)	—	(25,015)
Dividends on common stock	—	—	60	(57,910)	—	(57,850)
Balance at December 31, 2016	41,919,801	419	765,042	(334,979)	—	430,482
Vesting of restricted stock	—	—	981	—	—	981
Equity component of convertible senior unsecured notes	—	—	2,656	—	—	2,656
Treasury Stock	(125,722)	—	—	—	(1,232)	(1,232)
Net income (loss)	—	—	—	85,097	—	85,097
Dividends on common stock	—	—	84	(52,030)	—	(51,946)
Balance at December 31, 2017	41,794,079	419	768,763	(301,912)	(1,232)	466,038
Proceeds from public offerings of common stock	6,196,578	62	64,818	—	—	64,880
Offering costs, public offerings of common stock	—	—	(373)	—	—	(373)
Vesting of restricted stock	—	—	265	—	—	265
Treasury Stock	125,722	—	213	—	1,232	1,445
Net income (loss)	—	—	—	26,409	—	26,409
Dividends on common stock	—	—	124	(55,779)	—	(55,655)
Balance at December 31, 2018	48,116,379	$481	$833,810	$(331,282)	$—	$503,009
See notes to consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	For the year ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income (loss)	$26,409	$85,097	$(25,015)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Premium amortization and (discount accretion), net	5,374	(2,070)	(548)
Interest income earned added to principal of securities	—	(46)	(413)
Amortization of deferred financing costs	767	192	191
Amortization of discount on convertible senior unsecured notes	550	137	—
Restricted stock amortization	265	981	1,699
Premium amortization for MAC interest rate swaps	—	—	(658)
Interest payments and basis recovered on MAC interest rate swaps	2,465	525	658
Premium on purchase of Residential Whole Loans	(15,850)	(1,239)	(574)
Premium on purchase of Residential Bridge Loans	(3,889)	(753)	—
Premium on purchase of securitized commercial loans	(3,019)	—	—
Unrealized (gain) loss, net	24,671	(28,396)	17,107
Unrealized (gain) loss on derivative instruments, net	10,381	(148,308)	5,135
Other than temporary impairment	11,180	22,873	32,286
Realized (gain) loss on sale of investments, net	63,257	(20,598)	21,991
(Gain) loss on derivatives, net	(10,316)	156,076	(41,516)
Loss on foreign currency transactions, net	—	1	758
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(8,356)	5,209	3,809
Increase in other assets	(184)	(1,763)	(16)
Increase (decrease) in interest payable	210	(7,719)	(4,390)
Increase (decrease) in accounts payable and accrued expenses	563	(274)	1,477
Increase (decrease) in payable to related party	2,574	(543)	(435)
Net cash provided by operating activities	107,052	59,382	11,546
Cash flows from investing activities:
Purchase of securities	(1,128,399)	(2,881,276)	(2,172,623)
Proceeds from sale of securities	2,430,054	1,593,914	2,273,922
Principal repayments and basis recovered on securities	123,837	240,785	344,937
Purchase of Residential Whole Loans	(873,911)	(87,640)	(28,825)
Principal repayments on Residential Whole Loans	76,942	42,176	52,473
Purchase of commercial loans	(235,857)	—	—
Principal repayments on commercial loans	20,638	—	—
Purchase of securitized commercial loan	(1,350,000)	—	—
Principal repayments on securitized commercial loan	361,781	154	—
Purchase of Residential Bridge Loans	(418,953)	(142,913)	—
Principal repayments on Residential Bridge Loans	274,964	31,794	—
Payment of premium for option derivatives	(1,757)	(16,355)	(17,951)
Premium received from option derivatives	1,236	14,553	22,707
Premium for credit default swaps, net	(297)	74	—
Net settlements of TBAs	(800)	4,035	6,140
Proceeds from (Payments on) termination of futures, net	6,112	(9,130)	23,609

See notes to consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(in thousands)

	For the year ended December 31,
	2018	2017	2016
Proceeds from sale of interest rate swaptions	—	—	2,075
Premium for MAC interest rate swaps, net	—	—	465
Due from counterparties	—	8,449	(8,449)
Proceeds from termination of foreign currency swaps	—	—	6,771
Payments on total return swaps	—	(552)	38
Interest payments and basis recovered on MAC interest rate swaps	(2,465)	(525)	(658)
Premium for interest rate swaptions, net	—	(115)	—
Net cash provided by (used in) investing activities	(716,875)	(1,202,572)	504,631

Cash flows from financing activities:
Proceeds from issuance of common stock	64,880	—	—
Payment of offering costs	(195)	(94)	—
Repurchase of common stock	(1,733)	(1,094)	—
Proceeds from sale of treasury stock	3,177	—	—
Proceeds from repurchase agreement borrowings	21,472,963	18,438,166	15,977,505
Proceeds from convertible note offering	—	115,000	—
Repayments of repurchase agreement borrowings	(21,905,812)	(17,342,124)	(16,407,929)
Repayment of cash overdraft	—	—	(300)
Proceeds from securitized debt	1,285,219	—	—
Repayments of securitized debt	(344,612)	(68)	—
Proceeds from forward contracts	—	8,246	112,574
Repayments of forward contracts	—	(8,214)	(112,640)
Payments made for deferred financing costs	—	(3,837)	(58)
Due from counterparties, net	47,307	(9,707)	14,427
Due to counterparties, net	16,291	750	(9,210)
Increase in other liabilities	55,808	—	—
Dividends paid on common stock	(53,699)	(51,981)	(69,168)
Net cash provided by (used in) financing activities	639,594	1,145,043	(494,799)

Effect of exchange rate changes on cash and cash equivalents	—	(1)	83

Net increase in cash and cash equivalents	29,771	1,852	21,461
Cash, cash equivalents and restricted cash beginning of period	48,024	46,172	24,711
Cash, cash equivalents and restricted end of period	$77,795	$48,024	$46,172

Supplemental disclosure of operating cash flow information:
Interest paid	$138,524	$43,032	$32,041
Income taxes paid	$1,635	$4,966	$2,093
Supplemental disclosure of non-cash financing/investing activities:
Underwriting and offering costs payable	$177	$—	$—
Repurchase of common stock, not settled	$—	$(137)	$—
Securities purchased, not settled	$—	$(17,217)	$(309,086)

See notes to consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(in thousands)

	For the year ended December 31,
	2018	2017	2016
Net unsettled TBAs	$—	$—	$(14)
Derivative collateral offset against derivatives	$—	$(157,913)	$—
Dividends and distributions declared, not paid	$14,916	$12,960	$12,995
Principal payments of Residential Whole Loans, not settled	$9,230	$2,286	$1,241
Principal payments of Residential Bridge Loans, not settled	$33,717	$5,381	$—
Other assets	$143	$—	$—

See notes to consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands—except share and per share data)

        The following defines certain of the commonly used terms in these Notes to Consolidated Financial Statements: "Agency" or "Agencies" refer to a federally chartered corporation, such as the Federal National Mortgage Association ("Fannie Mae" or "FNMA") or the Federal Home Loan Mortgage Corporation ("Freddie Mac" or "FHLMC"), or an agency of the U.S. Government, such as the Government National Mortgage Association ("Ginnie Mae" or "GNMA"); references to "MBS" refer to mortgage backed securities, including residential mortgage-backed securities or "RMBS", commercial mortgage-backed securities or "CMBS", and "Interest-Only Strips" (as defined herein);"Agency MBS" refer to RMBS, CMBS and Interest-Only Strips issued or guaranteed by the Agencies while "Non-Agency MBS "refer to RMBS, CMBS and Interest-Only Strips that are not issued or guaranteed by the Agencies; references to "ARMs" refers to adjustable rate mortgages; references to "Interest-Only Strips" refer to interest-only ("IO") and inverse interest-only ("IIO") securities issued as part of or collateralized with MBS; references to "TBA" refer to To-Be-Announced Securities; references to "Residential Whole Loans", "Residential Bridge Loans" and "Commercial Loans" (collectively "Whole Loans") refer to individual mortgage loans secured by single family, multi-family and commercial properties.
Note 1—Organization
Western Asset Mortgage Capital Corporation, a Delaware corporation, and its subsidiaries (the "Company") commenced operations in May 2012. The Company invests in, finances and manages a diversified portfolio of real estate related securities, Whole Loans and other financial assets. The Company's portfolio is comprised of Agency CMBS, Agency RMBS (including TBAs), Non-Agency RMBS, Non-Agency CMBS, Residential Whole Loans, Residential Bridge Loans and Commercial Loans. In addition, and to a significantly lesser extent, the Company has invested in other securities including certain Agency obligations that are not technically MBS as well as certain Non U.S. CMBS and in asset-backed securities ("ABS") investments secured by a portfolio of private student loans. The Company's investment strategy is based on Western Asset Management Company LLC's (the "Manager") perspective of which mix of portfolio assets it believes provides the Company with the best risk-reward opportunities at any given time. The Manager will vary the allocation among various asset classes subject to maintaining the Company's qualification as a REIT and maintaining its exemption from the Investment Company Act of 1940, as amended (the "1940 Act"). These restrictions limit the Company's ability to invest in non-qualifying MBS, non-real estate assets and/or assets which are not secured by real estate. Accordingly, the Company's portfolio will continue to be principally invested in qualifying MBS, Whole Loans and other real estate related assets.
The Company is externally managed by the Manager, an investment advisor registered with the Securities and Exchange Commission ("SEC"). The Manager is a wholly-owned subsidiary of Legg Mason, Inc. The Company operates and has elected to be taxed as a real estate investment trust or "REIT" commencing with its taxable year ended December 31, 2012.
Note 2—Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The consolidated financial statements of the Company are prepared in accordance with generally accepted accounting principles in the United States ("GAAP"). The consolidated financial statements include accounts of the Company and its wholly -owned subsidiaries and variable interest entities ("VIEs") in which it is considered the primary beneficiary. All intercompany amounts between the Company and its subsidiaries and consolidated VIEs have been eliminated in consolidation.
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

Mortgage-Backed Securities and Other Securities

The Company's mortgage-backed securities and other securities portfolio primarily consists of Agency RMBS, Non-Agency RMBS, Agency CMBS, Non-Agency CMBS, ABS and other real estate related assets, these investments are recorded in accordance with ASC 320, “Investments - Debt and Equity Securities” and ASC 325-40, “Beneficial Interests in Securitized Financial Assets.” The Company has chosen to make a fair value election pursuant to ASC 825, “Financial Instruments” for its mortgage-backed securities and other securities portfolio. Electing the fair value option allows the Company to record changes in fair value in the Consolidated Statements of Operations as a component of “Unrealized gain (loss), net”.

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

Residential Whole Loans

Investments in Residential Whole Loans are recorded in accordance with ASC 310-20, "Nonrefundable Fees and Other Costs". The Company has chosen to make the fair value election pursuant to ASC 825 for our entire Residential Whole-Loan portfolio. Residential Whole Loans are recorded at fair value with periodic changes in fair market value being recorded in earnings as a component of "Unrealized gain (loss), net". All other costs incurred in connection with acquiring Residential Whole Loans or committing to purchase these loans are charged to expense as incurred.

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

Loan Portfolio

Interest income on the Company's residential loan portfolio and commercial loan portfolio are recorded using the effective interest method based on the contractual payment terms of the loan. Any premium amortization or discount accretion will be reflected as a component of "Interest income" in the Consolidated Statements of Operations.

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

Due From Counterparties / Due To Counterparties

"Due from counterparties" represents cash posted by the Company with its counterparties as collateral for the Company’s interest rate and/or currency derivative financial instruments, repurchase agreements, and TBAs. "Due to counterparties" represents cash posted with the Company by its counterparties as collateral under the Company’s interest rate and/or currency derivative financial instruments, repurchase agreements, and TBAs.  Included in "Due from counterparties" and/or "Due to counterparties" are daily variation margin settlement amounts with counterparties which are based on the price movement of the Company’s futures contracts. However, commencing in 2017, daily variation margin on only the Company's centrally cleared derivatives was treated as a settlement and classified as either "Derivative assets, at fair value" or "Derivative liability, at fair value" in the Consolidated Balance Sheets. In addition, as provided below, "Due to counterparties" may include non-cash collateral in which the Company has the obligation to return and which the Company has either sold or pledged. To the extent the Company receives collateral other than cash from its counterparties, such assets are not included in the Company’s Consolidated Balance Sheets.  Notwithstanding the foregoing, if the Company either rehypothecates such assets or pledges the assets as collateral pursuant to a repurchase agreement, the cash received and the corresponding liability are reflected in the Consolidated Balance Sheets.

Derivatives and Hedging Activities

Subject to maintaining its qualification as a REIT for U.S. federal income tax purposes, the Company as part of its hedging strategy, we may enter into interest rate swaps, including forward starting swaps, interest rate swaptions, U.S. Treasury options, Eurodollar, Volatility Index and U.S, Treasury futures, TBAs, total return swaps, credit default swaps and foreign current swaps and forwards to hedge the interest rate and currency risk associated with its portfolio and related borrowings. Derivatives, subject to REIT requirements, are used for hedging purposes rather than speculation.  The Company has also entered into a total return swap, which transfers the total return of the referenced security to the Company.  The Company determines the fair value of its derivative positions and obtains quotations from third parties, including the Chicago Mercantile Exchange or CME, to facilitate the process of determining such fair values. The Company does not necessarily seek to hedge all such risks. In addition, if the Company’s hedging activities do not achieve the desired results, reported earnings may be adversely affected.

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

Convertible Senior Unsecured Notes

Convertible senior unsecured notes include unsecured convertible debt that is carried at its unpaid principal balance, net of any unamortized deferred issuance costs, in the Company’s Consolidated Balance Sheets. Interest on the notes is payable semiannually until such time the notes mature or are converted into shares of the Company’s common stock. ASC 470-20 "Debt-

Western Asset Mortgage Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(in thousands—except share and per share data)

Debt with Conversion and Other Options" requires that convertible debt instruments with cash settlement features, including partial cash settlement, account for the liability component and equity component (conversion feature) of the instrument separately. The initial value of the liability component will reflect the present value of the discounted cash flows using the nonconvertible debt borrowing rate at the time of issuance. The debt discount represents the difference between the proceeds received from the issuance and the initial carrying value of the liability component, which is accreted back to the notes principal amount through interest expense over the life of the notes.

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

Share-based Compensation

The Company accounts for share-based compensation to its independent directors, its Manager and to employees of its Manager and its affiliates using the fair value based methodology prescribed by GAAP.  Compensation cost related to restricted common stock issued to the Company’s independent directors and any employee of the Company including any such restricted stock which is subject to a deferred compensation program is measured at its fair value at the grant date and amortized into expense over the service period on a straight-line basis. Compensation cost related to restricted common stock issued to the Manager and to employees of the Manager, including officers and certain directors, of the Company who are employees of the Manager and its affiliates, is initially measured at fair value at the grant date, and amortized into expense over the vesting period on a straight-line basis and re-measured on subsequent dates to the extent the awards are unvested.

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

Western Asset Mortgage Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(in thousands—except share and per share data)

From time time to time the Company may create and elect to treat certain subsidiaries as Taxable REIT Subsidiaries ("TRS"). In general, a TRS may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business. A domestic TRS is subject to U.S. federal, state and local corporate income taxes, and its value, along with all other TRS's, may not exceed 20% of the value of the Company. If the TRS generates net income it may declare dividends to the Company, which will be included in the Company’s taxable income and necessitate a distribution to its stockholders. Conversely, if the Company retains earnings at the TRS level, no distribution is required and it can increase book equity of the consolidated entity. As of December 31, 2018, the Company has a single wholly-owned subsidiary which it has elected to treat as a domestic TRS.

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
	First quarter 2019.	The Company does not believe the adoption of this standard will have a material impact its consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, "Compensation-Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting." The amendments in this update expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees.
	First quarter 2019.	The Company does not believe the adoption of this standard will have a material impact its consolidated financial statements.

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
	First quarter 2019.	The Company does not believe the adoption of this standard will have a material impact its consolidated financial statements.

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

In November 2018, the FASB issued ASU 2018-19, "Codification Improvements to Topic 326, Financial Instruments-Credit Losses." This update was issued related to ASU 2016-13 to increase the stakeholders' awareness of the amendments to scope and transition and effective date requirements and to expedite the improvements.
	First quarter 2020.	The Company is evaluating the impact this standard may have on its consolidated financial statements.

Note 3—Fair Value of Financial Instruments
The following tables present the Company's financial instruments carried at fair value as of December 31, 2018 and December 31, 2017, based upon the valuation hierarchy (dollars in thousands):

	December 31, 2018
	Fair Value
Assets	Level I	Level II	Level III	Total
Agency RMBS Interest-Only Strips	$—	$—	$12,135	$12,135
Agency RMBS Interest-Only Strips accounted for as derivatives, included in MBS	—	—	7,702	7,702
Agency CMBS	—	1,481,984	—	1,481,984
Agency CMBS Interest-Only Strips accounted for as derivatives, included in MBS	—	4,158	—	4,158
Subtotal Agency MBS	—	1,486,142	19,837	1,505,979

Non-Agency RMBS	—	—	39,026	39,026
Non-Agency RMBS Interest-Only Strips	—	—	11,529	11,529
Non-Agency CMBS	—	200,301	—	200,301
Subtotal Non-Agency MBS	—	200,301	50,555	250,856

Other securities	—	50,955	8,951	59,906
Total mortgage-backed securities and other securities	—	1,737,398	79,343	1,816,741

Residential Whole Loans	—	—	1,041,885	1,041,885
Residential Bridge Loans	—	—	211,999	211,999
Commercial Loans	—	—	216,123	216,123
Securitized commercial loans	—	—	1,013,511	1,013,511
Derivative assets	—	2,606	—	2,606
Total Assets	$—	$1,740,004	$2,562,861	$4,302,865

Liabilities
Derivative liabilities	$4,657	$5,473	$—	$10,130
Securitized debt	—	947,340	2,286	949,626
Total Liabilities	$4,657	$952,813	$2,286	$959,756

	December 31, 2017
	Fair Value
Assets	Level I	Level II	Level III	Total
Agency RMBS:
20-Year mortgage	$—	$53,783	$—	$53,783
30-Year mortgage	—	241,642	—	241,642
40-Year mortgage	—	376,752	—	376,752
Agency RMBS Interest-Only Strips	—	15,437	—	15,437
Agency RMBS Interest-Only Strips accounted for as derivatives, included in MBS	—	10,419	—	10,419
Agency CMBS	—	2,137,583	17,217	2,154,800
Agency CMBS Interest-Only Strips	—	10	—	10
Agency CMBS Interest-Only Strips accounted for as derivatives, included in MBS	—	5,757	—	5,757
Subtotal Agency MBS	—	2,841,383	17,217	2,858,600

Non-Agency RMBS	—	90,819	13	90,832
Non-Agency RMBS Interest-Only Strips	—	—	8,722	8,722
Non-Agency CMBS	—	278,604	—	278,604
Subtotal Non-Agency MBS	—	369,423	8,735	378,158

Other securities	—	112,826	9,239	122,065
Total mortgage-backed securities and other securities	—	3,323,632	35,191	3,358,823

Residential Whole Loans	—	—	237,423	237,423
Residential Bridge Loans		—	64,526	64,526
Securitized commercial loan	—	—	24,876	24,876
Derivative assets	728	—	—	728
Total Assets	$728	$3,323,632	$362,016	$3,686,376

Liabilities
Derivative liabilities	$50	$4,296	$—	$4,346
Securitized debt	—	—	10,945	10,945
Total Liabilities	$50	$4,296	$10,945	$15,291
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

Mortgage-backed securities and other securities
In determining the proper fair value hierarchy or level the Company considers the amount of available observable market data for each security. Agency RMBS and Agency CMBS, given the amount of available observable market data, are classified in Level II. For Non-Agency RMBS, CMBS and other securities, to determine whether a security should be a Level II, the securities are grouped by security type and the Manager reviews the internal trade history, for the quarter, for each security type. If there is sufficient trade data above a predetermined threshold of a security type, the Manager determines it has sufficient observable market data and the security will be categorized as a Level II.
Values for the Company's securities are based upon prices obtained from independent third party pricing services. The valuation methodology of the third party pricing services incorporates market information and commonly used market pricing methods, which include actual trades and quoted prices for similar or identical instruments, and are designed to produce a pricing process that is responsive to market conditions. Depending on the type of asset and the underlying collateral, the primary inputs to the model include yields for TBAs, Agency RMBS, the U.S. Treasury market and floating rate indices such as LIBOR, the Constant Maturity Treasury rate and the prime rate as a benchmark yield. In addition, the model may incorporate the current weighted average maturity and additional pool level information such as prepayment speeds, default frequencies and default severities, if applicable. When the third party pricing service cannot adequately price a particular security, the Company utilizes a broker's quote which is reviewed for reasonableness by the Manager's pricing group.
Residential Whole Loans and Residential Bridge Loans
Values for the Company's Residential Whole Loans and Bridge Loans are based upon prices obtained from an independent third party pricing service that specializes in loan valuation, utilizing a discounted cash flow valuation model that is calibrated to recent loan trade execution. Their valuation methodology incorporates commonly used market pricing methods, which include the inputs considered most significant to the determination of fair value of the Company's Residential Whole Loans and Residential Bridge loans. The key loan inputs include loan balance, interest rate, loan to value, FICO score, debt to income ratio and delinquencies. The assumption made by the independent third party pricing service includes the market discount rate, prepayment, default assumption and loss severity. The Company reviews the analysis provided by pricing service as well as the key assumptions made available to the company. Due to the inherent uncertainty of such valuation, the fair values established for residential loans held by the Company may differ from the fair values that would have been established if a readily available market existed for these loans. Accordingly, the Company's loans are classified as Level III.
Commercial Loans
Values for the Company's Commercial Loans are based upon either prices obtained from an independent third party pricing service that specializes in loan valuation, utilizing a valuation model that is calibrated to recent loan trade execution or a broker quote. Their valuation methodology incorporates commonly used market pricing methods, which include the inputs considered most significant to the determination of fair value of the Company's Commercial Loans. The assumptions made by the independent third party pricing vendor include a market discount rate, default assumption and loss severity. The Company reviews the analysis provided by pricing service as well as the key assumptions. Due to the inherent uncertainty of such valuation, the fair values established for commercial loans held by the Company may differ from the fair values that would have been established if a readily available market existed for these loans. Accordingly, the Company's commercial loans are classified as a Level III.
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
Securitized debt
Values for the Company's securitized debt are based upon prices obtained from independent third party pricing services. The valuation methodology of the third party pricing services incorporates market information and commonly used market pricing methods, which include actual trades and quoted prices for similar or identical instruments. In determining the proper fair value hierarchy or level, the Company considers the amount of available observable market data for each security. Since the securitized debt represents traded debt securities, the Manager's pricing team reviews the trade activity during the quarter for each security to determine the appropriate level within the fair value hierarchy. If there is sufficient trade data above a predetermined threshold, the Manager determines it has sufficient observable market data and the debt security will be categorized as a Level II. If there is not sufficient observable market data the debt security will be categorized as a Level III.
Derivatives
Values for the Company's derivatives are based upon prices from third party pricing services, whose pricing is subject to review by the Manager's pricing committee. In valuing its over-the-counter interest rate derivatives, such as swaps and swaptions, its currency derivatives, such as swaps and forwards and credit derivatives such as total return swaps, the Company considers the creditworthiness of both the Company and its counterparties, along with collateral provisions contained in each derivative agreement, from the perspective of both the Company and its counterparties. No credit valuation adjustment was made in determining the fair value of interest rate and/or currency derivatives for the years ended December 31, 2018 and December 31, 2017.
The Company performs quarterly reviews of the independent third party pricing data. These reviews may include a review of the valuation methodology used by third party valuation specialists and review of the daily change in the prices provided by the independent pricing vendor which exceed established tolerances or comparisons to executed transaction prices, utilizing the Manager's pricing group. The Manager's pricing group, which functions independently from its portfolio management personnel, reviews the price differences or changes in price by comparing the vendor price to alternate sources including other independent pricing services or broker quotations. If the price change or difference cannot be corroborated, the Manager's pricing group consults with the portfolio management team for market color in reviewing such pricing data as warranted. To the extent that the Manager has information, typically in the form of broker quotations that would indicate that a price received from the independent pricing service is outside of a tolerance range, the Manager generally challenges the independent pricing service price.
The following tables present a summary of quantitative information about the significant unobservable inputs used in the fair value measurement of financial instruments for which the Company has utilized Level III inputs to determine fair value as of December 31, 2018 and December 31, 2017.

	Fair Value at			Range
	December 31, 2018	Valuation Technique	Unobservable Input	Minimum	Maximum	Weighted Average
Residential Whole-Loans	1,041,885	Discounted Cash Flow	Yield	3.5%	7.9%	5.5%
			Weighted Average Life	0.8	10.3	2.8
Residential Bridge Loans	211,999	Discounted Cash Flow	Yield	5.6%	145.3%	11.3%
			Weighted Average Life	0.1	1.6	0.5
Commercial Loans	216,123	Discounted Cash Flow	Yield	6.7%	9.2%	7.6%
			Weighted Average Lie	0.9	2.7	2.1
			Spread	4.1%	6.5%	5.1%

	Fair Value at			Range
	December 31, 2017	Valuation Technique	Unobservable Input	Minimum	Maximum	Weighted Average
Residential Whole-Loans	237,423	Discounted Cash Flow	Yield	3.6%	6.6%	5.8%
			Weighted Average Life	0.6	6.8	1.5
Residential Bridge Loans	64,526	Discounted Cash Flow	Yield	3.8%	8.8%	4.3%
			Weighted Average Life	0.4	1.6	0.8

The following tables present additional information about the Company's financial instruments which are measured at fair value on a recurring basis for which the Company has utilized Level III inputs to determine fair value:

	Year ended December 31, 2018
$ in thousands	Agency MBS	Non-Agency MBS	Other Securities	Residential Whole Loans	Residential Bridge Loans	Commercial Loans	Securitized Commercial Loan	Securitized Debt
Beginning balance	$17,217	$8,735	$9,239	$237,423	$64,526	$—	$24,876	$10,945
Transfers into Level III from Level II	22,795	39,084	9,708	—	—	—	—	—
Transfers from Level III into Level II	(16,805)	—	(8,697)	—	—	—	—	(10,899)
Purchases	2,093	8,602	—	860,576	207,705	215,322	1,353,020	—
Sales and settlements	—	(4,180)	—	—	—	—	—	12
Principal repayments	(53)	(307)	(604)	(55,186)	(57,528)	—	(361,782)	(44)
Total net gains/losses included in net income
Realized gains/(losses), net on assets	—	258	—	—	—	—	—	—
Realized gains/(losses), net on liabilities	—	—	—	—	—	—	—	—
Other than temporary impairment	(735)	(918)	(161)	—	—	—	—	—
Unrealized gains/(losses), net on assets(1)	(630)	1,183	(532)	(415)	(1,806)	631	(16)	—
Unrealized (gains)/losses, net on liabilities(2)	—	—	—	—	—	—	—	1,996
Premium and discount amortization, net	(4,045)	(1,902)	(2)	(513)	(898)	170	(2,587)	276
Ending balance	$19,837	$50,555	$8,951	$1,041,885	$211,999	$216,123	$1,013,511	$2,286

Unrealized gains/(losses), net on assets held at the end of the period(1)	$(272)	$1,184	$(464)	$351	$(1,370)	$631	$(16)	$—
Unrealized gains/(losses), net on liabilities held at the end of the period(2)	$—	$—	$—	$—	$—	$—	$—	$(1,998)

	Year ended December 31, 2017
$ in thousands	Agency MBS	Non-Agency MBS	Other Securities	Residential Whole Loans	Residential Bridge Loans	Securitized commercial loan	Securitized debt	Derivative liability
Beginning balance	$73,059	$75,576	$31,356	$192,136	$—	$24,225	$10,659	$1,673
Transfers into Level III from Level II	—	—	9,470	—	—	—	—	—
Transfers from Level III into Level II	(73,714)	(7,433)	(33,080)	—	—	—	—	—
Purchases	17,217	8,937	—	86,921	63,969	—	—	—
Sales and settlements	—	(60,132)	—	—	—	—	—	552
Principal repayments	—	(378)	(425)	(41,312)	—	(154)	(68)	—
Total net gains / (losses) included in net income
Realized gains/(losses), net	—	2,623	—	—	—	—	—	(552)
Other than temporary impairment	—	—	(1,823)	—	—	—	—	—
Unrealized gains/(losses), net on assets(1)	635	(9,415)	1,522	724	571	805	—	—
Unrealized (gains)/losses, net on liabilities(2)	—	—	—	—	—	—	354	(1,673)
Premium and discount amortization, net	20	(1,043)	2,219	(1,046)	(14)	—	—	—
Ending balance	$17,217	$8,735	$9,239	$237,423	$64,526	$24,876	$10,945	$—

Unrealized gains/(losses), net on assets held at the end of the period(1)	$—	$(16)	$43	$1,368	$571	$805	$—	$—
Unrealized gains/(losses), net on liabilities held at the end of the period(2)	$—	$—	$—	$—	$—	$—	$(354)	$—

(1)	Gains and losses are included in "Unrealized gain (loss), net" in the Consolidated Statements of Operations.

(2)
Gains and losses on securitized debt and derivative liability are included in "Unrealized gain (loss), net" and "Gain (loss) on derivative instruments, net" in the Consolidated Statements of Operations, respectively.

Transfers between hierarchy levels during operations for the years ended December 31, 2018 and December 31, 2017 were based on the availability of sufficient observable inputs. Movements from Level II to Level III was based on the back-testing of historical sales transactions performed by the Manager, which did not provide sufficient observable data to meet Level II versus Level III criteria, resulting in the movement from Level II to Level III. Movements form Level III to Level II was based on information received from a third party pricing service which, along with the back-testing of historical sales transactions performed by the Manager, which provided the sufficient observable data for the movement from Level III to Level II. The Company did not have transfers between either Level I and Level II or Level I and Level III for the years ended December 31, 2018 and December 31, 2017.
Other Fair Value Disclosures
Certain Residential Bridge Loans, repurchase agreement borrowings and convertible senior unsecured notes are not carried at fair value in the consolidated financial statements. The following table presents the carrying value and estimated fair value of the Company’s financial instruments that are not carried at fair value, as of December 31, 2018 and December 31, 2017, in the consolidated financial statements (dollars in thousands):

	Year ended December 31, 2018		December 31, 2017
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets
Residential Bridge Loans	$9,720	$9,603	$42,147	$42,881
Total	$9,720	$9,603	$42,147	$42,881

Liabilities
Borrowings under repurchase agreements	$2,818,837	$2,823,615	$3,251,686	$3,257,956
Convertible senior unsecured notes	110,060	108,531	108,743	114,819
Total	$2,928,897	$2,932,146	$3,360,429	$3,372,775

"Due from counterparties" and "Due to counterparties" in the Company’s Consolidated Balance Sheets are reflected at cost which approximates fair value.

Residential Bridge Loans

The fair values of the Residential Bridge Loans are based upon prices obtained from an independent third party pricing service that specializes in loan valuation, utilizing a valuation model that is calibrated to recent loan trade execution. Their valuation methodology uses a discounted cash flow model and incorporates commonly used market pricing methods, including LTV, debt to income, maturity, interest rates, collateral location, and unpaid principal balance, prepayment penalties, FICO scores, lien position and times late. Due to the inherent uncertainty of such valuation, the fair values established for residential bridge loans held by the Company may differ from the fair values that would have been established if a readily available market existed for these loans. Accordingly, the Company's loans are classified as Level III.

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
Note 4 - Mortgage-Backed Securities and other securities
The following tables present certain information about the Company's investment portfolio at December 31, 2018 and December 31, 2017 (dollars in thousands).

	December 31, 2018
	Principal Balance	Unamortized Premium (Discount), net	Discount Designated as Credit Reserve and OTTI	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Net Weighted Average Coupon
Agency RMBS Interest-Only Strips(1)	N/A	N/A	N/A	11,480	1,062	(407)	12,135	2.2%
Agency RMBS Interest-Only Strips, accounted for as derivatives(1)(2)	N/A	N/A	N/A	N/A	N/A	N/A	7,702	2.9%
Subtotal Agency RMBS	—	—	—	11,480	1,062	(407)	19,837	2.5%
Agency CMBS	1,493,675	5,820	—	1,499,495	12,083	(29,594)	1,481,984	3.3%
Agency CMBS Interest-Only Strips, accounted for as derivatives(1)(2)	N/A	N/A	N/A	N/A	N/A	N/A	4,158	0.4%
Subtotal Agency CMBS	1,493,675	5,820	—	1,499,495	12,083	(29,594)	1,486,142	3.0%
Subtotal Agency MBS	1,493,675	5,820	—	1,510,975	13,145	(30,001)	1,505,979	2.9%

Non-Agency RMBS	54,887	6,909	(23,731)	38,065	961	—	39,026	4.8%
Non-Agency RMBS Interest- Only Strips(1)	N/A	N/A	N/A	11,154	382	(7)	11,529	0.6%
Subtotal Non-Agency RMBS	54,887	6,909	(23,731)	49,219	1,343	(7)	50,555	1.0%
Non-Agency CMBS	240,431	(20,317)	(22,189)	197,925	5,021	(2,645)	200,301	5.9%
Subtotal Non-Agency MBS	295,318	(13,408)	(45,920)	247,144	6,364	(2,652)	250,856	2.4%

Other securities(3)	47,042	(1,129)	(7,603)	55,284	5,012	(390)	59,906	9.0%
Total	$1,836,035	$(8,717)	$(53,523)	$1,813,403	$24,521	$(33,043)	$1,816,741	2.9%

	December 31, 2017
	Principal Balance	Unamortized Premium (Discount), net	Discount Designated as Credit Reserve and OTTI	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Net Weighted Average Coupon
Agency RMBS	$641,044	$28,876	$—	$669,920	$4,571	$(2,314)	$672,177	3.9%
Agency RMBS Interest-Only Strips(1)	N/A	N/A	N/A	14,750	878	(191)	15,437	2.9%
Agency RMBS Interest-Only Strips, accounted for as derivatives(1)(2)	N/A	N/A	N/A	N/A	N/A	N/A	10,419	2.9%
Subtotal Agency RMBS	641,044	28,876	—	684,670	5,449	(2,505)	698,033	3.6%
Agency CMBS	2,145,139	2,142	—	2,147,281	16,913	(9,394)	2,154,800	2.9%
Agency CMBS Interest-Only Strips(1)	N/A	N/A	N/A	—	10	—	10	3.2%
Agency CMBS Interest-Only Strips, accounted for as derivatives(1)(2)	N/A	N/A	N/A	N/A	N/A	N/A	5,757	0.5%
Subtotal Agency CMBS	2,145,139	2,142	—	2,147,281	16,923	(9,394)	2,160,567	2.7%
Subtotal Agency MBS	2,786,183	31,018	—	2,831,951	22,372	(11,899)	2,858,600	3.0%

Non-Agency RMBS	119,748	5,263	(39,491)	85,520	5,473	(161)	90,832	3.8%
Non-Agency RMBS Interest- Only Strips(1)	N/A	N/A	N/A	8,738	—	(16)	8,722	0.9%
Subtotal Non-Agency RMBS	119,748	5,263	(39,491)	94,258	5,473	(177)	99,554	1.8%
Non-Agency CMBS	379,183	(59,129)	(28,020)	292,034	1,702	(15,132)	278,604	4.8%
Subtotal Non-Agency MBS	498,931	(53,866)	(67,511)	386,292	7,175	(15,309)	378,158	3.3%

Other securities(3)	86,305	6,300	(5,404)	110,091	12,161	(187)	122,065	7.8%
Total	$3,371,419	$(16,548)	$(72,915)	$3,328,334	$41,708	$(27,395)	$3,358,823	3.1%

(1)
IOs and IIOs have no principal balances and bear interest based on a notional balance. The notional balance is used solely to determine interest distributions on interest-only class of securities. At December 31, 2018, the notional balance for Agency RMBS IOs and IIOs, Non-Agency RMBS IOs and IIOs, Agency RMBS IOs and IIOs, accounted for as derivatives, and Agency CMBS IOs and IIOs, accounted for as derivatives was $158.8 million, $519.9 million, $89.8 million and $172.2 million, respectively. At December 31, 2017, the notional balance for Agency RMBS IOs and IIOs, Non-Agency RMBS IOs and IIOs, Agency RMBS IOs and IIOS, accounted for as derivatives, Agency CMBS IOs and IIOs, accounted for as derivatives and Agency CMBS IOs and IIOs was $165.5 million, $278.4 million, $122.0 million, $192.5 million and $3.3 million, respectively.

(2)	Interest on these securities is reported as a component of "Gain (loss) on derivative instruments, net" in the Consolidated Statements of Operations.

(3)
Other securities include residual interests in asset-backed securities which have no principal balance and an amortized cost of approximately $17.0 million and $22.9 million, as of December 31, 2018 and December 31, 2017, respectively.

As of December 31, 2018 and December 31, 2017, the weighted average expected remaining term of the MBS and other securities investment portfolio was 8.5 years and 8.6 years, respectively.
The following table presents the changes in the components of the Company's purchase discount and amortizable premium on its Non-Agency RMBS, Non-Agency CMBS and other securities for the years ended December 31, 2018, December 31, 2017 and December 31, 2016 (dollars in thousands):

	Year ended December 31, 2018			Year ended December 31, 2017			Year ended December 31, 2016
	Discount Designated as Credit Reserve and OTTI	Accretable Discount(1)	Amortizable Premium(1)	Discount Designated as Credit Reserve and OTTI	Accretable Discount(1)	Amortizable Premium(1)	Discount Designated as Credit Reserve and OTTI	Accretable Discount(1)	Amortizable Premium(1)
Beginning balance	$(72,915)	$(68,438)	$20,872	$(130,484)	$(109,822)	$44,527	$(152,750)	$(145,532)	$56,163
Accretion of discount	—	7,137	—	—	10,715	—	—	17,431	—
Amortization of premium	—	—	(675)	—	—	(843)	—	—	(5,470)
Realized credit losses	5,863	—	—	2,391	—	—	7,697	—	—
Purchases	(7,182)	(6,473)	435	(19,385)	(1,205)	7,259	(15,792)	(2,945)	5,266
Sales	32,301	40,338	(9,590)	89,628	33,166	(31,118)	39,117	35,605	(12,156)
Net impairment losses recognized in earnings	(9,733)	—	—	(15,310)	—	—	(22,413)	—	—
Transfers/release of credit reserve(2)	(1,857)	(2,029)	3,886	245	(1,292)	1,047	13,657	(14,381)	724
Ending balance	$(53,523)	$(29,465)	$14,928	$(72,915)	$(68,438)	$20,872	$(130,484)	$(109,822)	$44,527

(1)	Together with coupon interest, accretable purchase discount and amortizable premium is recognized as interest income over the life of the security.

(2)	Subsequent reductions of a security's non-accretable discount results in a corresponding reduction in its amortizable premium.

The following tables present the fair value and contractual maturities of the Company's investment securities at December 31, 2018 and December 31, 2017 (dollars in thousands):

	December 31, 2018
	< or equal to 10 years	> 10 years and < or equal to 20 years	> 20 years and < or equal to 30 years	> 30 years		Total
Agency RMBS Interest-Only Strips	$3,577	$2,402	$6,156	$—		$12,135
Agency RMBS Interest-Only Strips, accounted for as derivatives	1,089	4,053	2,560	—		7,702
Agency CMBS	1,101,820	380,164	—	—		1,481,984
Agency CMBS Interest-Only Strips, accounted for as derivatives	—	—	—	4,158	—	4,158
Subtotal Agency	1,106,486	386,619	8,716	4,158		1,505,979

Non-Agency RMBS	—	—	8,540	30,486		39,026
Non-Agency RMBS Interest-Only Strips	—	—	4,310	7,219		11,529
Non-Agency CMBS	28,754	53,653	72,921	44,973		200,301
Subtotal Non-Agency	28,754	53,653	85,771	82,678		250,856

Other securities	7,698	26,020	—	26,188		59,906
Total	$1,142,938	$466,292	$94,487	$113,024		$1,816,741

	December 31, 2017
	< or equal to 10 years	> 10 years and < or equal to 20 years	> 20 years and < or equal to 30 years	> 30 years	Total
Agency RMBS	$—	$56,228	$239,197	$376,752	$672,177
Agency RMBS Interest-Only Strips	3,920	4,591	6,926	—	15,437
Agency RMBS Interest-Only Strips, accounted for as derivatives	1,686	5,139	3,594	—	10,419
Agency CMBS	1,599,620	555,180	—	—	2,154,800
Agency CMBS Interest-Only Strips	10	—	—	—	10
Agency CMBS Interest-Only Strips, accounted for as derivatives	—	—	—	5,757	5,757
Subtotal Agency	1,605,236	621,138	249,717	382,509	2,858,600

Non-Agency RMBS	13	51,092	4,184	35,543	90,832
Non-Agency RMBS Interest-Only Strips	—	—	—	8,722	8,722
Non-Agency CMBS	—	60,583	139,209	78,812	278,604
Subtotal Non-Agency	13	111,675	143,393	123,077	378,158

Other securities	—	99,062	—	23,003	122,065
Total	$1,605,249	$831,875	$393,110	$528,589	$3,358,823
The following tables present the gross unrealized losses and estimated fair value of the Company's MBS and other securities by length of time that such securities have been in a continuous unrealized loss position at December 31, 2018 and December 31, 2017 (dollars in thousands):

	December 31, 2018
	Less than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Agency RMBS Interest-Only Strips	$3,277	$(124)	7	$3,917	$(283)	9	$7,194	$(407)	16
Agency CMBS	29,413	(307)	3	879,549	(29,287)	72	908,962	(29,594)	75
Subtotal Agency	32,690	(431)	10	883,466	(29,570)	81	916,156	(30,001)	91

Non-Agency RMBS	—	—	—	500	—	1	500	—	1
Non-Agency RMBS Interest-Only Strips	957	(7)	2	—	—	—	957	(7)	2
Non-Agency CMBS	65,339	(712)	7	19,323	(1,933)	3	84,662	(2,645)	10
Subtotal Non-Agency	66,296	(719)	9	19,823	(1,933)	4	86,119	(2,652)	13

Other securities	15,208	(390)	2	—	—	—	15,208	(390)	2
Total	$114,194	$(1,540)	21	$903,289	$(31,503)	85	$1,017,483	$(33,043)	106

	December 31, 2017
	Less than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Agency RMBS	$330,259	$(2,179)	11	$1,632	$(135)	5	$331,891	$(2,314)	16
Agency RMBS Interest-Only Strips	3,095	(142)	6	1,703	(49)	3	4,798	(191)	9
Agency CMBS	955,559	(9,394)	57	—	—	—	955,559	(9,394)	57
Subtotal Agency	1,288,913	(11,715)	74	3,335	(184)	8	1,292,248	(11,899)	82

Non-Agency RMBS	28,508	(161)	3	—	—	—	28,508	(161)	3
Non-Agency RMBS Interest-Only Strips	8,722	(16)	3	—	—	—	8,722	(16)	3
Non-Agency CMBS	69,661	(1,753)	15	119,729	(13,379)	35	189,390	(15,132)	50
Subtotal Non-Agency	106,891	(1,930)	21	119,729	(13,379)	35	226,620	(15,309)	56

Other securities	23,800	(187)	3	—	—	—	23,800	(187)	3
Total	$1,419,604	$(13,832)	98	$123,064	$(13,563)	43	$1,542,668	$(27,395)	141
At December 31, 2018 and December 31, 2017, the Company did not intend to sell any of its MBS and other securities that were in an unrealized loss position, and it is “more likely than not” that the Company will not be required to sell these MBS and other securities before recovery of their amortized cost basis, which may be at their maturity.
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
The following table presents the OTTI the Company recorded on its securities portfolio (dollars in thousands):

	For the year ended December 31, 2018	For the year ended December 31, 2017	For the year ended December 31, 2016
Agency RMBS	$807	$5,774	$6,090
Non-Agency RMBS	996	—	9,511
Non-Agency CMBS	8,660	15,117	13,025
Other securities	717	1,982	3,660
Total	$11,180	$22,873	$32,286

(1)
Normally, unrealized losses on Agency securities (excluding Agency IO's) with the explicit guarantee of principal and interest by the governmental sponsored entity are not credit losses but rather due to changes in interest rates and prepayment expectations. These securities would not be considered other than temporarily impaired provided the Company did not intend to sell the security. For the three years ended December 31, 2018, December 31, 2017 and December 31, 2016, $0, $4.7 million and $4.4 million, respectively, of OTTI related to Agency RMBS securities the Company intended to sell.

The following table presents components of interest income on the Company's MBS and other securities (dollars in thousands) for the three years ended December 31, 2018, December 31, 2017 and December 31, 2016, respectively:

	For the year ended December 31, 2018			For the year ended December 31, 2017			For the year ended December 31, 2016
	Coupon Interest	Net (Premium Amortization/ Amortization Basis) Discount Amortization	Interest Income	Coupon Interest	Net (Premium Amortization/ Amortization Basis) Discount Amortization	Interest Income	Coupon Interest	Net (Premium Amortization/ Amortization Basis) Discount Amortization	Interest Income
Agency RMBS	$19,507	$(5,092)	$14,415	$38,108	$(13,058)	$25,050	$70,467	$(24,836)	$45,631
Agency CMBS	60,148	(646)	59,502	40,064	507	40,571	2,619	(1,701)	918
Non-Agency RMBS	7,120	(1,073)	6,047	5,602	525	6,127	35,221	(5,243)	29,978
Non-Agency CMBS	20,058	6,366	26,424	19,179	8,276	27,455	24,893	7,431	32,324
Other securities	14,805	(6,371)	8,434	8,280	1,559	9,839	2,537	2,977	5,514
Total	$121,638	$(6,816)	$114,822	$111,233	$(2,191)	$109,042	$135,737	$(21,372)	$114,365

The following tables present the sales and realized gains (losses) of the Company's MBS and other securities (dollars in thousands) for the three years ended December 31, 2018, December 31, 2017 and December 31, 2016, respectively:

	For the year ended December 31, 2018
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Agency RMBS	$589,854	$18	$(23,997)	$(23,979)
Agency CMBS	1,534,967	—	(51,045)	(51,045)
Non-Agency RMBS	99,842	7,008	(478)	6,530
Non-Agency CMBS	140,292	3,086	(6,201)	(3,115)
Other securities	65,099	8,400	—	8,400
Total	$2,430,054	$18,512	$(81,721)	$(63,209)

	For the year ended December 31, 2017
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Agency RMBS(1)	$1,251,985	$5,020	$(7,936)	$(2,916)
Non-Agency RMBS(2)	243,838	24,356	(2,241)	22,115
Non-Agency CMBS	54,875	2,543	(1,803)	740
Other securities	38,447	713	(54)	659
Total	$1,589,145	$32,632	$(12,034)	$20,598

(1)	Excludes proceeds for Agency RMBS Interest-Only Strips, accounted for as derivatives, of approximately $2.6 million and gross realized gains of approximately $432 thousand.

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

Unconsolidated CMBS VIEs
The Company’s economic interests held in unconsolidated CMBS VIEs are limited in nature to those of a passive holder of CMBS issued by securitization trusts; the Company was not involved in the design or creation of the securitization trusts. The Company evaluates its CMBS holdings for potential consolidation of the securitized trust, in which it owns the most subordinate tranche or a portion of the controlling class. As of December 31, 2018 and December 31, 2017, the Company had seven and three investments in CMBS VIEs, respectively, in which it either owned the most subordinate class or a portion of the controlling class. The Company determined it was not the primary beneficiary and accordingly, the CMBS VIEs were not consolidated in the Company’s consolidated financial statements. As of December 31, 2018 and December 31, 2017, the Company’s maximum exposure to loss from these variable interests did not exceed the carrying value of these investments of the $118.4 million and $62.1 million. These investments are classified in "Non-Agency mortgage-backed securities, at fair value" in the Company’s Consolidated Balance Sheets. Further, as of December 31, 2018 and December 31, 2017, the Company did not guarantee any obligations of unconsolidated entities or enter into any commitment or intent to provide funding to any such entities.

Note 5—Residential Whole Loans and Bridge Loans
Residential Whole-Loan Trusts
The consolidated financial statements include the consolidation of Revolving Mortgage Investment Trust 2015-1QR2 ("RMI 2015 Trust") since it met the definition of a VIE and the Company determined that it was the primary beneficiary of the trust because it was involved in the design of the trust, has oversight rights on defaulted assets and has other significant decision making powers. In addition, the Company has the obligation to absorb losses to the extent of its ownership interest and the right to receive benefits from the trust that could potentially be significant to the trust.  RMI 2015 Trust has issued a trust certificate that is wholly owned by the Company and represents the entire beneficial interest in pools of Non-QM Residential Whole Loans and the Commercial Loan held by the trust. As of December 31, 2018 and 2017, the Company financed the trust certificate with $618.7 million and $189.3 million, respectively, of repurchase agreement borrowings, which is a liability held outside the trust. The Company classifies the underlying Residential Whole Loans owned by the trust in "Residential Whole Loans, at fair value" and the Commercial Loan in "Commercial Loans, at fair value" in the Consolidated Balance Sheets and has eliminated the intercompany trust certificate in consolidation. Refer to Note 6 - "Commercial Real Estate Investments" for details on the commercial real estate mortgage loan.

In August 2018, the Company formed Revolving Mortgage Investment Trust 2018-RCR ("RCR Trust") to acquire conforming Residential Whole Loans. The Company determined that RCR Trust was a VIE and that the Company was the primary beneficiary of the trust because it was involved in the design of the trust of the trust, has oversight rights on defaulted assets and has other significant decision making powers. In addition, the Company has the obligation to absorb losses to the extent of its ownership interest and the right to receive benefits from the trust that could potentially be significant to the trust. As of December 31, 2018, the Company financed the trust certificate with $250.4 million of repurchase agreement borrowings, which is a liability held outside the trust. The Company classifies the underlying conforming mortgages owned by the trust in "Residential Whole Loans, at fair value" in the Consolidated Balance Sheets. The Company has eliminated the intercompany trust certificate in consolidation.

In September 2018, the Company formed Revolving Mortgage Investment Trust 2018-RNR ("RNR Trust") to acquire Non-QM Residential Whole Loans. The Company determined that RNR Trust was a VIE and that the Company was the primary beneficiary because it was involved in the design of the trust, has oversight rights on defaulted assets and has other significant decision making powers. In addition, the Company has the obligation to absorb losses to the extent of its ownership interest and the right to receive benefits from the trust that could potentially be significant to the trust. As of December 31, 2018, the Company financed the trust certificate with $15.1 million of repurchase agreement borrowings, which is a liability held outside the trust. The Company classifies the underlying Non-QM Residential Whole Loans in "Residential Whole Loans, at fair value" in the Consolidated Balance Sheets. The Company has eliminated the intercompany trust certificate in consolidation.

Residential Bridge Loan Trust

In February 2017, the Company formed Revolving Mortgage Investment Trust 2017-BRQ1 ("RMI Trust") and acquired the trust certificate, which represents the entire beneficial interest in pools of Residential Bridge Loans and certain Residential Whole Loans held by the trust. Residential Bridge Loans are mortgage loans secured by residences, typically short-term. The Company determined that RMI Trust was a VIE and that the Company was the primary beneficiary because it was involved in the design of the trust, has oversight rights on defaulted assets and has other significant decision making powers. In addition, the Company has the obligation to absorb losses to the extent of its ownership interest and the right to receive benefits from the trust that could potentially be significant to the trust. As of December 31, 2018 and December 31, 2017, the Company financed the trust certificate with $207.5 million and $100.2 million, respectively, of repurchase agreement borrowings, which is a liability held outside the trust. The Company classifies both the underlying Residential Bridge Loans carried at amortized cost and the Residential Bridge Loans that it elected the fair value option in "Residential Bridge Loans" and the Residential Whole Loans in "Residential Whole Loans, at fair value" in the Consolidated Balance Sheets. The Company has eliminated the intercompany trust certificate in consolidation.

Consolidated Residential Whole-Loan and Residential Bridge Loan Trusts

The Company assesses modifications to VIEs on an ongoing basis to determine if a significant reconsideration event has occurred that would change the Company’s initial consolidation assessment.  The three consolidated Residential Whole-Loan trusts collectively hold 2,769 Residential Whole Loans and one commercial loan and the consolidated Bridge Loan Trust holds 518 Residential Bridge Loans and 13 Residential Whole Loans as of December 31, 2018.
The following table presents a summary of the assets and liabilities of the consolidated residential whole-loan trusts and residential bridge loan trust included in the Consolidated Balance Sheets as of December 31, 2018 and December 31, 2017 (dollars in thousands):

	December 31, 2018	December 31, 2017
Cash and cash equivalents	$674	$—
Residential Whole-Loans, at fair value ($1,041,885 and $237,423 pledged as collateral, at fair value, respectively)	1,041,885	237,423
Residential Bridge Loans ($211,766 and $64,526 at fair value and $221,486 and $106,673 pledged as collateral, respectively)	221,486	106,673
Commercial Loan, at fair value	30,000	—
Investment related receivable	42,945	7,665
Accrued interest receivable	11,807	3,197
Other assets	178	—
Total assets	$1,348,975	$354,958
Accounts payable and accrued expenses	677	188
Other liabilities	225	—
Total liabilities	$902	$188

The Company's risk with respect to its investment in each residential loan trust is limited to its direct ownership in the trust. The Residential Whole Loans, Residential Bridge Loans and Commercial Loan held by the consolidated trusts are held solely to satisfy the liabilities of the trust, and creditors of the trust have no recourse to the general credit of the Company. The Company is not contractually required and has not provided any additional financial support to the trusts for the years ended December 31, 2018 and December 31, 2017.
The following table presents the components of the carrying value of Residential Whole Loans and Residential Bridge Loans as of December 31, 2018 and December 31, 2017 (dollars in thousands):

	Residential Whole Loans, at Fair Value		Residential Bridge Loans, at Fair Value(1)		Residential Bridge Loans, at Amortized Cost(1)
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Principal balance	$1,023,524	$232,270	$212,491	$63,802	$9,766	$42,066
Unamortized premium	17,629	2,021	1,164	293	16	122
Unamortized discount	(3,145)	(1,190)	(316)	(128)	(62)	(41)
Amortized cost	1,038,008	233,101	213,339	63,967	9,720	42,147
Gross unrealized gains	7,573	4,463	212	655	N/A	N/A
Gross unrealized losses	(3,696)	(141)	(1,552)	(96)	N/A	N/A
Fair value	$1,041,885	$237,423	$211,999	$64,526	N/A	N/A

(1) These loans are classified in "Residential Bridge Loans" in the Consolidated Balance Sheets
Residential Whole Loans
The Residential Whole Loans have low LTV's and are comprised of 1,888 non-qualifying adjustable rate mortgages, 881 conforming fixed rate mortgages and 13 investor fixed rate mortgages. The following tables present certain information about the Company's Residential Whole Loans investment portfolio at December 31, 2018 and December 31, 2017 (dollars in thousands):

December 31, 2018
			Weighted Average
Current Coupon Rate	Number of Loans	Principal Balance	Original LTV	Original FICO Score(1)	Expected Life (years)	Contractual Maturity (years)	Coupon Rate
3.01 - 4.00%	66	$22,046	61.6%	738	6.5	29.0	3.9%
4.01 - 5.00%	1,395	490,073	62.3%	739	3.0	29.0	4.8%
5.01 - 6.00%	1,283	496,722	62.7%	727	2.5	28.5	5.4%
6.01 - 7.00%	37	14,589	59.5%	731	1.5	24.8	6.2%
7.01 - 8.00%	1	94	70.0%	689	1.8	29.1	8.0%
Total	2,782	$1,023,524	62.4%	733	2.8	28.7	5.1%

(1)
The original FICO score is not available for 274 loans with a principal balance of approximately $93.2 million at December 31, 2018. The Company has excluded these loans from the weighted average computations.

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

The following table presents the various states across the United States in which the collateral securing the Company's Residential Whole Loans at December 31, 2018 and December 31, 2017, based on principal balance, is located (dollars in thousands):

	December 31, 2018			December 31, 2017
	State Concentration	Principal Balance		State Concentration	Principal Balance
California	67.1%	$686,275	California	62.2%	$144,321
New York	17.1%	175,390	New York	24.4%	56,631
Georgia	2.6%	26,918	Georgia	4.3%	10,061
Massachusetts	2.1%	21,197	Washington	4.0%	9,244
Florida	1.9%	19,942	Massachusetts	3.9%	9,114
Other	9.2%	93,802	Other	1.2%	2,899
Total	100.0%	$1,023,524	Total	100.0%	$232,270

Residential Bridge Loans

The Residential Bridge Loans are comprised of short-term non-owner occupied fixed rate loans secured by single or multi-unit residential properties, with LTVs generally not to exceed 85%. The following tables present certain information about the Company’s Residential Bridge Loan investment portfolio at December 31, 2018 and December 31, 2017 (dollars i`n thousands):

December 31, 2018
			Weighted Average
Current Coupon Rate	Number of Loans	Principal Balance	Original LTV	Contractual Maturity (months)	Coupon Rate
6.01 - 7.00%	8	3,169	60.4%	1.1	6.7%
7.01 – 8.00%	95	53,911	73.1%	6.3	7.8%
8.01 – 9.00%	180	86,764	72.3%	5.6	8.7%
9.01 – 10.00%	143	53,804	74.0%	4.5	9.7%
10.01 – 11.00%	43	10,150	72.7%	4.0	10.7%
11.01 - 12.00%	28	8,274	69.8%	4.5	11.4%
12.01 - 13.00%	11	2,743	75.8%	5.2	12.8%
13.01 - 14.00%	1	88	65.0%	4.0	14.0%
17.01 – 18.00%	11	3,354	73.7%	2.3	18.0%
Total	520	$222,257	72.7%	5.3	9.1%

December 31, 2017
			Weighted Average
Current Coupon Rate	Number of Loans	Principal Balance	Original LTV	Contractual Maturity (months)	Coupon Rate
5.01 - 6.00%	9	$4,016	64.5%	10.8	5.9%
6.01 - 7.00%	64	18,420	67.8%	10.6	6.7%
7.01 – 8.00%	98	25,608	66.4%	9.5	7.6%
8.01 – 9.00%	56	19,728	70.3%	11.9	8.9%
9.01 – 10.00%	67	25,001	73.3%	6.8	9.7%
10.01 – 11.00%	36	10,656	75.4%	5.0	10.8%
11.01 - 12.00%	2	919	89.8%	8.2	11.4%
17.01 – 18.00%	8	1,520	73.8%	5.9	18.0%
Total	340	$105,868	70.1%	9.0	8.6%

The following table presents the various states across the United States in which the collateral securing the Company’s Residential Bridge Loans at December 31, 2018 and December 31, 2017, based on principal balance, is located (dollars in thousands):

December 31, 2018			December 31, 2017
State	Concentration	Principal Balance	State	Concentration	Principal Balance
California	53.9%	$119,761	California	48.2%	$51,080
New York	9.5%	21,160	Florida	13.4%	14,199
Washington	6.6%	14,711	Washington	6.3%	6,645
Florida	5.7%	12,672	New York	4.4%	4,703
New Jersey	4.7%	10,419	Texas	4.4%	4,660
Other	19.6%	43,534	Other	23.3%	24,581
Total	100.0%	$222,257	Total	100.0%	$105,868

Non-performing Loans

Residential Whole Loans

As of December 31, 2018, there were no Residential Whole Loans in non-accrual status. As of December 31, 2017, there was one Residential Whole-Loan in non-accrual status with a current unpaid principal balance of $579 thousand and a fair value of $570 thousand. This nonperforming loan represented approximately 0.2% of the total outstanding principal balance. No allowance allowance and provision for credit losses as of and for the years ended December 31, 2018 and December 31, 2017 was recorded since the Company elected the fair value option. The Company stopped accruing interest income for this loan when it became contractually 90 days delinquent.

Residential Bridge Loans

As of December 31, 2018, there were 3 Residential Bridge Loans carried at amortized cost in non-accrual status with an unpaid principal balance of approximately $1.1 million and 9 Residential Bridge Loans carried at fair value in non-accrual status with an unpaid principal balance of approximately $4.0 million. These nonperforming loans represent approximately 2.3% of the total outstanding principal balance. These loans are collateral dependent with a weighted average original LTV of 70%. As of December 31, 2017, there were 9 Residential Bridge Loans carried at amortized cost in non-accrual status with an unpaid principal balance of approximately $1.8 million. These nonperforming loans represented approximately 1.7% of the total outstanding principal balance. These loans are collateral dependent with a weighted average original LTV of 74%. No allowance and provision for credit losses for loans carried at amortized costs was recorded as of and for the years ended December 31, 2018 and December 31, 2017 since the fair value of the collateral balance less the cost to sell was in excess of the outstanding principal and interest balances. No allowance and provision for credit losses was recorded for loans carried at fair value as of and for the years ended December 31, 2018 and December 31, 2017 since the Company elected the fair value option. The Company stopped accruing interest income for these loans when they became contractually 90 days delinquent.

Note 6 - Commercial Real Estate Investments

Securitized Commercial Loans

Securitized commercial loans is comprised of commercial loans from consolidated third party sponsored CMBS VIE's. At December 31, 2018, the Company had variable interests in two CMBS VIEs, CMSC Trust 2015 - Longhouse MZ and RETL 2018- RVP, that it determined it was the primary beneficiary and was required to consolidate. The commercial loans that serve as collateral for the securitized debt issued by these VIEs can only be used to settle the securitized debt. Refer to Note 7 - "Financings" for details on the associated securitized debt. The Company assesses modifications to VIEs on an ongoing basis to determine if a significant reconsideration event has occurred that would change the Company’s initial consolidation assessment.

CMSC Trust 2015 - Longhouse MZ

In November 2015, the Company acquired a $14.0 million interest in the trust certificate issued by CMSC Trust 2015 - Longhouse MZ (“CMSC Trust”), with an outstanding balance of $13.7 million and a fair value of $13.7 million at December 31, 2018. The Company determined that CMSC Trust was a VIE and that the Company was the primary beneficiary because it was involved in certain aspects of the design of the trust, has certain oversight rights on defaulted assets and has other significant decision making powers. In addition, the Company has the obligation to absorb losses to the extent of its ownership interest and the right to receive benefits from the trust that the Company believes could potentially be significant to the trust. As the primary beneficiary, the Company was required to consolidate CMSC Trust and accordingly its $13.7 million investment in CMSC Trust was eliminated in consolidation. The CMSC Trust holds a $24.5 million mezzanine loan, which bears an interest rate of 9%, collateralized by interests in commercial real estate.  The mezzanine loan serves as collateral for the $24.5 million of trust certificates issued. Refer to Note 7 - "Financings" for details on the associated securitized debt.

RETL 2018-RVP

In March 2018, the Company acquired a $67.8 million interest in the trust certificate issued by RETL 2018-RVP (“RETL Trust”), which represents the 5% eligible horizontal residual interest under the Credit Risk Retention Rules of Section 15G of the

Exchange Act. Under the credit risk retention rules, the Company must retain its investment for five years and is limited in its ability to finance and hedge its investment. The trust certificate's pass-through rate is one month LIBOR plus 9.5%. The outstanding balance and the fair value of the Company's interest in the trust were $50.9 million and $50.2 million, respectively, at December 31, 2018. The Company determined that RETL Trust was a VIE and that the Company was the primary beneficiary because the Manager was involved in certain aspects of the design of the trust and the Company together with other related party entities own more than 50% of the controlling class. The owner of 50% or more of the controlling class has certain oversight rights on defaulted assets and has other significant decision making powers. In addition, the Company has the obligation to absorb losses to the extent of its ownership interest from the trust that the Company believes could potentially be significant to the trust. As the primary beneficiary, the Company was required to consolidate RETL Trust and accordingly its investment in RETL Trust was eliminated in consolidation. The RETL Trust holds a commercial loan collateralized by first mortgages, deeds of trusts and interests in commercial real estate. The outstanding principal balance on this commercial loan is $988.6 million as of December 31, 2018. The loan's stated maturity date is February 9, 2021 (subject to the borrower's option to extend the initial stated maturity date for two successive one-year terms) and bears an interest rate of one month LIBOR plus 3.15%. The commercial loan serves as collateral for the $988.6 million of securitized debt issued. Refer to Note 7 - "Financings" for details on the associated securitized debt.

Commercial Loans

In March 2018, the Company acquired a $20.0 million interest-only mezzanine loan secured by a partnership interest in an entity that owns a hotel. The mezzanine loan has a maturity date of December 9, 2019 with three one-year extension options and bears an interest rate of one month LIBOR plus 6.5%.

In June 2018, the Company acquired a $30.0 million interest-only commercial loan. The loan is secured by a hotel. The loan has a maturity date of June 9, 2020 with a one-year extension option and bears an interest rate of one month LIBOR plus 4.5%. On August 3, 2018, the loan was transferred into the RMI 2015 Trust.

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

In September 2018, RSBC Trust acquired a $49.6 million loan, which represents the initial advance for the $115.5 million interest-only commercial real estate mortgage loan ("SBC-Loan 3") secured by assisted care living facilities. In October 2018, RSBC funded the remaining $65.9 million of the SBC-Loan-3. SBC-Loan 3 matures on September 6, 2021 with a one extension option of one year and bears an interest rate of one month LIBOR plus 5.30%, subject to a LIBOR floor of 1.90% and a LIBOR cap of 3.50%.

In November 2018, RSBC Trust acquired a $5.7 million interest-only commercial real estate mortgage loan ("SBC-Loan 4") secured by skilled nursing facilities. SBC-Loan 4 matures on December 1, 2020 with one extension option of one year and bears an interest rate of one month LIBOR plus 5.25%.

The Company determined that the wholly owned RSBC Trust was a VIE and that the Company was the primary beneficiary because it was involved in the design of the trust and holds significant decision making powers. In addition, the Company has the obligation to absorb losses to the extent of its ownership interest and the right to receive benefits from the trust that could potentially be significant to the trust. As of December 31, 2018, the Company financed the trust certificate with $108.2 million of repurchase agreement borrowings, which is a liability held outside the trust.

Consolidated Securitized Commercial Loan Trusts and Commercial Loan Trust

The Company assesses modifications to VIEs on an ongoing basis to determine if a significant reconsideration event has occurred that would change the Company’s initial consolidation assessment.  The three consolidated trusts, CMSC Trust, RETL Trust and RSBC Trust collectively hold five commercial loans as of December 31, 2018.

The following table presents a summary of the assets and liabilities of the three consolidated trusts included in the Consolidated Balance Sheets as of December 31, 2018 and December 31, 2017 (dollars in thousands):

	December 31, 2018	December 31, 2017
Restricted cash	$55,808	$—
Securitized commercial loans, at fair value	1,013,511	24,876
Commercial Loans, at fair value	166,123	—
Interest receivable	3,733	161
Total assets	$1,239,175	$25,037
Securitized debt, at fair value	$949,626	$10,945
Interest payable	2,419	70
Accounts payable and accrued expenses	31	1
Other liabilities	55,808	—
Total liabilities	$1,007,884	$11,016

The Company’s risk with respect to its investment in each commercial loan trust is limited to its direct ownership in the trust. The commercial loans held by the consolidated trusts are held solely to satisfy the liabilities of the trust, and creditors of the trust have no recourse to the general credit of the Company. The assets of a consolidated trust can only be used to satisfy the obligations of that trust. The Company is not contractually required and has not provided any additional financial support to the trusts for the years ended December 31, 2018 and December 31, 2017.

The following table presents the components of the carrying value of the commercial real estate loans as of December 31, 2018 and December 31, 2017 (dollars in thousands):

	CMSC Trust Securitized Commercial Loan, at Fair Value		RETL Trust Securitized Commercial Loan, at Fair Value		RSBC Trust Commercial Loans, at Fair Value		Commercial Loans, at Fair Value
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Principal balance	$24,456	$24,846	$988,609	$—	$166,432	$—	$50,000	$—
Unamortized premium	—	—	431	—	—	—	—	—
Unamortized discount	—	—	—	—	(736)	—	(205)	—
Amortized cost	24,456	24,846	989,040	—	165,696	—	49,795	—
Gross unrealized gains	—	30	29	—	427	—	205	—
Gross unrealized losses	(14)	—	—	—	—	—	—	—
Fair value	$24,442	$24,876	$989,069	$—	$166,123	$—	$50,000	$—

Note 7—Financings
Repurchase Agreements
The Company primarily finances its investment acquisitions with repurchase agreements. The repurchase agreements bear interest at a contractually agreed-upon rate and typically have terms ranging from one month to three months.  The Company’s repurchase agreement borrowings are accounted for as secured borrowings when the Company maintains effective control of the financed assets.  Under the repurchase agreements, the respective counterparties retain the right to determine the fair value of the underlying collateral. A reduction in the value of pledged assets requires the Company to post additional securities as collateral, pay down borrowings or establish cash margin accounts with the counterparties in order to re-establish the agreed-upon collateral requirements, and is referred to as a margin call.  The inability of the Company to post adequate collateral for a margin call by a counterparty, in a time frame as short as the close of the same business day, could result in a condition of default under the Company’s repurchase agreements, thereby enabling the counterparty to liquidate the collateral pledged by the Company, which may have a material adverse effect on the Company’s financial position, results of operations and cash flows.  Under the terms of the repurchase agreements the Company may rehypothecate pledged U.S. Treasury securities it receives from its repurchase agreement as incremental collateral in order to increase the Company’s cash position.  At December 31, 2018 and December 31, 2017, the Company did not have any rehypothecated U.S. Treasury securities.

     Certain of the repurchase agreements provide the counterparty with the right to terminate the agreement if the Company does not maintain certain equity and leverage metrics, the most restrictive of which include a limit on leverage based on the composition of the Company’s portfolio.   For all the repurchase agreements with outstanding borrowings, the Company was in compliance with the terms of such financial tests as of December 31, 2018.
As of December 31, 2018, the Company had master repurchase agreements with 29 counterparties. As of December 31, 2018, the Company had borrowings under repurchase agreements with 15 counterparties. The following table summarizes certain characteristics of the Company's repurchase agreements at December 31, 2018 and December 31, 2017 (dollars in thousands):

	December 31, 2018			December 31, 2017
Securities Pledged	Repurchase Agreement Borrowings	Weighted Average Interest Rate on Borrowings Outstanding at end of period	Weighted Average Remaining Maturity (days)	Repurchase Agreement Borrowings	Weighted Average Interest Rate on Borrowings Outstanding at end of period	Weighted Average Remaining Maturity (days)
Agency RMBS	$14,650	3.09%	21	$665,919	1.62%	61
Agency CMBS	1,392,649	2.71%	40	2,035,222	1.53%	53
Non-Agency RMBS	30,922	4.06%	18	46,530	2.76%	41
Non-Agency CMBS	134,814	4.05%	48	154,325	2.98%	40
Residential Whole Loans(1)	863,356	4.08%	93	189,270	3.66%	8
Residential Bridge Loans(1)	204,754	4.50%	25	100,183	4.05%	59
Commercial Loans(1)	131,788	4.55%	26	—	—%	—
Securitized commercial loans(1)	7,543	4.30%	15	—	—%	—
Other securities	38,361	4.18%	26	60,237	2.94%	23
Repurchase agreements borrowings	$2,818,837	3.45%	54	$3,251,686	1.86%	51

(1)	Repurchase agreement borrowings on loans owned are through trust certificates. The trust certificates are eliminated in consolidation.
At December 31, 2018 and December 31, 2017, repurchase agreements collateralized by investments had the following remaining maturities:

(dollars in thousands)	December 31, 2018	December 31, 2017
Overnight	$—	$—
1 to 29 days	1,867,957	1,387,599
30 to 59 days	144,778	665,656
60 to 89 days	555,695	871,819
90 to 119 days	—	—
Greater than or equal to 120 days	250,407	326,612
Total	$2,818,837	$3,251,686

At December 31, 2018, the following table reflects amounts of collateral at risk under its repurchase agreements greater than 10% of the Company's equity with any counterparty (dollars in thousands):

	December 31, 2018
Counterparty	Amount of Collateral at Risk, at fair value	Weighted Average Remaining Maturity (days)	Percentage of Stockholders' Equity
Credit Suisse AG, Cayman Islands Branch	$172,786	28	34.4%
Nomura Securities International, Inc.	81,882	28	16.3%

Collateral for Borrowings under Repurchase Agreements
The following table summarizes the Company's collateral positions, with respect to its borrowings under repurchase agreements at December 31, 2018 and December 31, 2017 (dollars in thousands):

	December 31, 2018			December 31, 2017
	Assets Pledged	Accrued Interest	Assets Pledged and Accrued Interest	Assets Pledged	Accrued Interest	Assets Pledged and Accrued Interest
Assets pledged for borrowings under repurchase agreements:
Agency RMBS, at fair value	$19,837	$453	$20,290	$690,255	$2,601	$692,856
Agency CMBS, at fair value	1,486,142	4,262	1,490,404	2,143,340	5,454	2,148,794
Non-Agency RMBS, at fair value	50,555	479	51,034	58,127	160	58,287
Non-Agency CMBS, at fair value	186,552	915	187,467	208,062	1,100	209,162
Residential Whole Loans, at fair value (1)(2)	1,041,885	8,145	1,050,030	237,423	1,754	239,177
Residential Bridge Loans(1)	221,486	3,528	225,014	106,673	1,443	108,116
Commercial Loans, at fair value(1)	196,123	1,067	197,190	—	—	—
Securitized commercial loans, at fair value(1)	13,688	88	13,776	—	—	—
Other securities, at fair value	59,780	147	59,927	89,823	105	89,928
Cash(2)	1,226	—	1,226	23,591	—	23,591
Total	$3,277,274	$19,084	$3,296,358	$3,557,294	$12,617	$3,569,911

(1)	Loans owned through trust certificates are pledged as collateral. The trust certificates are eliminated upon consolidation.

(2)	Cash posted as collateral is included in "Due from counterparties" in the Company's Consolidated Balance Sheets.
A reduction in the value of pledged assets typically results in the repurchase agreement counterparties initiating a margin call. At December 31, 2018 and December 31, 2017, investments held by counterparties as security for repurchase agreements totaled approximately $3.3 billion and approximately $3.5 billion, respectively. Cash collateral held by repurchase agreement counterparties at December 31, 2018 and December 31, 2017 was approximately $1.2 million and $23.6 million, respectively. Cash posted by repurchase agreement counterparties at December 31, 2018 and December 31, 2017, was approximately $17.8 million and $1.5 million, respectively. In addition, at December 31, 2018 and December 31, 2017, the Company held securities with a fair value of $5.2 million and $306 thousand, respectively, received as collateral from its repurchase agreement counterparties to satisfy margin requirements. The Company has the ability to repledge collateral received from its repurchase counterparties.
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

Securitized Debt

CMSC Trust 2015 - Longhouse MZ

CMSC Trust issued $25.0 million in commercial pass-through certificates. The outstanding balance of the trust certificates was $24.5 million at December 31, 2018, with a fair value of $24.4 million. The trust certificates bear a fixed interest rate of 8.9% and mature on July 6, 2020. The Company owns $13.7 million of the trust certificates which was eliminated in consolidation and the remaining $10.8 million is held by related parties and is carried at a fair value of $10.8 million.

RETL 2018-RVP

The following table summarizes RETL Trust's commercial mortgage pass-through certificates at December 31, 2018 (dollars in thousands):

Classes	Principal Balance	Coupon	Fair Value	Contractual Maturity
Class A	$369,109	3.6%	$368,366	2/15/2021
Class B	119,400	4.2%	119,196	2/15/2021
Class C	103,425	4.5%	103,281	2/15/2021
Class D	91,425	5.2%	91,297	2/15/2021
Class E	124,125	7.0%	123,900	2/15/2021
Class F	120,225	8.5%	120,093	2/15/2021
Class G	10,050	10.0%	9,985	2/15/2021
Class HRR	50,850	12.0%	50,198	2/15/2021
Class X-CP(1)	N/A	2.6%	468	3/11/2019
Class X-EXT(1)	N/A	—%	2,286	2/15/2021
	$988,609		$989,070

(1) Class X-CP and Class X-EXT are interest-only classes with a notional balance of $91.4 million each.

The Company owns the HRR certificates which are eliminated in consolidation. Of the remaining outstanding principal balance of $937.8 million, excluding the interest-only securities, of trust certificates, $236.0 million is owned by related parties and $701.7 million owned by third parties. The securitized debt of the RETL Trust can only be settled with the commercial loan that serves as collateral for the securitized debt and is non-recourse to the Company.

Note 8—Derivative Instruments
The Company's derivatives may include interest rate swaps, options, futures contracts, TBAs, Agency and Non-Agency Interest-Only Strips that are classified as derivatives, credit default swaps and total return swaps.
The following table summarizes the Company's derivative instruments at December 31, 2018 and December 31, 2017 (dollars in thousands):

			December 31, 2018		December 31, 2017
Derivative Instrument	Accounting Designation	Consolidated Balance Sheets Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate swaps, asset	Non-Hedge	Derivative assets, at fair value	$1,128,400	$2,057	$—	$—
Options, asset	Non-Hedge	Derivative assets, at fair value	—	—	320,000	100
Futures contracts, asset	Non-Hedge	Derivative assets, at fair value	—	—	480,000	628
Credit default swaps, asset	Non-Hedge	Derivative assets, at fair value	50,000	549	—	—
Total derivative instruments, assets				2,606		728
Interest rate swaps, liability	Non-Hedge	Derivative liability, at fair value	2,727,800	(5,473)	3,252,200	(4,191)
Options, liability	Non-Hedge	Derivative liability, at fair value	—	—	320,000	(50)
Futures contracts, liability	Non-Hedge	Derivative liability, at fair value	300,400	(4,657)	—	—
Credit default swaps, liability	Non-Hedge	Derivative liability, at fair value	—	—	14,815	(95)
TBA securities, liability	Non-Hedge	Derivative liability, at fair value	—	—	125,000	(10)
Total derivative instruments, liabilities				(10,130)		(4,346)
Total derivative instruments, net				$(7,524)		$(3,618)
The following tables summarize the effects of the Company's derivative positions, including Interest-Only Strips characterized as derivatives and TBAs, which are reported in "Gain (loss) on derivative instruments, net" in the Consolidated Statements of Operations for the years ended December 31, 2018, December 31, 2017 and December 31, 2016 (dollars in thousands):

	Realized Gain (Loss), net
Description	Other Settlements / Expirations	Variation Margin Settlement	Return (Recovery) of Basis	Mark-to-Market	Contractual interest income (expense), net	Total
Year ended December 31, 2018
Interest rate swaps	$163	$76,979	$2,465	$(5,147)	$3,693	$78,153
Interest-Only Strips—accounted for as derivatives	—	—	(3,661)	(655)	4,511	195
Options	(871)	—	—	300	—	(571)
Futures contracts	6,112	—	—	(5,285)	—	827
Credit default swaps	(241)	—	—	396	—	155
TBAs	(800)	—	—	10	—	(790)
Total	$4,363	$76,979	$(1,196)	$(10,381)	$8,204	$77,969

Year ended December 31, 2017
Interest rate swaps	$(150,607)	$20,258	$524	$148,947	$(14,606)	$4,516
Interest rate swaptions	(115)	—	—	—	—	(115)
Interest-Only Strips—accounted for as derivatives	526	—	(5,995)	(902)	7,438	1,067
Options	(1,453)	—	—	(300)	—	(1,753)
Futures contracts	(9,130)	—	—	3,044	—	(6,086)
Foreign currency forwards	32	—	—	35	—	67
Total return swap	(552)	—	—	1,673	469	1,590
Credit default swaps	(11)	—	—	(22)	—	(33)
TBAs	4,049	—	—	(10)	—	4,039
Total	$(157,261)	$20,258	$(5,471)	$152,465	$(6,699)	$3,292

Year ended December 31, 2016
Interest rate swaps	$(33,999)	$—	$672	$11,013	$(27,903)	$(50,217)
Interest rate swaptions	(1,035)	—	—	1,631	—	596
Interest-Only Strips—accounted for as derivatives	1,317	—	(11,438)	(4,726)	14,148	(699)
Options	4,756	—	—	—	—	4,756
Futures contracts	23,609	—	—	(1,781)	—	21,828
Foreign currency forwards	(66)	—	—	(56)	—	(122)
Foreign currency swaps	6,771	—	—	(7,168)	283	(114)
Total return swap	38	—	—	(1,673)	1,121	(514)
TBAs	6,126	—	—	(2,375)	—	3,751
Total	$7,517	$—	$(10,766)	$(5,135)	$(12,351)	$(20,735)
At December 31, 2018 and December 31, 2017, the Company had cash pledged as collateral for its derivatives which represents upfront cash collateral upon the Company entering into the derivative transaction and cash collateral for derivatives not cleared through the Chicago Mercantile Exchange ("CME"), of approximately $38.0 million and approximately $63.3 million respectively, which is reported in "Due from counterparties" in the Consolidated Balance Sheets. Effective in January 2017, variation margin of CME cleared derivatives are treated as settlements of the derivative contract as opposed to cash collateral.

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
Interest Rate Swaps
The following tables provide additional information on our fixed pay interest rate swaps and the variable pay interest rate swap as of December 31, 2018 and December 31, 2017 (dollars in thousands):

	December 31, 2018
Fixed Pay Interest Rate Swap Remaining Term	Notional Amount	Average Fixed Pay Rate	Average Floating Receive Rate	Average Maturity (Years)
1 year or less	$400,000	1.5%	2.8%	0.5
Greater than 1 year and less than 3 years	$200,000	1.8%	2.6%	1.4
Greater than 3 years and less than 5 years	1,104,700	2.3%	2.5%	3.8
Greater than 5 years	1,423,100	2.5%	2.5%	9.9
Total	$3,127,800	2.3%	2.6%	6.0

	December 31, 2018
Variable Pay Interest Rate Swap Remaining Term	Notional Amount	Average Variable Pay Rate	Average Fixed Receive Rate	Average Maturity (Years)
Greater than 5 years	728,400	2.5%	2.4%	8.3
Total	$728,400	2.5%	2.4%	8.3

	December 31, 2017
Fixed Pay Interest Rate Swap Remaining Term	Notional Amount	Average Fixed Pay Rate	Average Floating Receive Rate	Average Maturity (Years)	Forward Starting(1)
Greater than 1 year and less than 3 years	600,000	1.6%	1.5%	1.8	—%
Greater than 3 years and less than 5 years	960,000	2.0%	1.4%	4.3	—%
Greater than 5 years	1,692,200	2.5%	1.4%	10.5	90.2%
Total	$3,252,200	2.2%	1.4%	7.1	46.9%

(1) Represents the percentage of notional that is forward starting.

The Company had no variable pay interest rate swaps as of December 31, 2017.
As of December 31, 2018, the Company had no fixed pay forward starting swaps. As of December 31, 2017, the Company has entered into fixed pay forward starting swaps of approximately $1.5 billion, which have weighted average forward starting dates of 4.0 months.
Options
The Company may enter into options on U.S. Treasuries and Eurodollar instruments. As of December 31, 2018, the Company had no option contracts. As of December 31, 2017, the Company had long position options on U.S. Treasuries with a notional amount of $320.0 million and a fair value in an asset position of $100 thousand and short position options on U.S. Treasuries with a notional amount of $320.0 million and a fair value in a liability position of $50 thousand.
Futures Contracts
The Company may enter into Eurodollar, Volatility Index and U.S. Treasury futures. As of December 31, 2018, the Company had entered into contracts to sell or short positions for U.S. Treasuries with a notional amount of $300.4 million, a fair value in a liability position of $4.7 million and an expiration date of March 2019. As of December 31, 2017, the Company had sale contracts or short positions for U.S. Treasuries with a notional amount of $480 million, a fair value in an asset position of $628 thousand and an expiration date of March 2018.
To-Be-Announced Securities
The Company purchased or sold TBAs during the years ended December 31, 2018 and December 31, 2017. There were no TBA positions as of December 31, 2018. The following is a summary of the Company's TBA positions as of December 31, 2017, reported in "Derivative assets, at fair value" and "Derivative liability, at fair value" in the Consolidated Balance Sheets (dollars in thousands):

	December 31, 2017
	Notional Amount	Fair Value
Purchase contracts, liability	$125,000	$(10)
The following tables present additional information about the Company's contracts to purchase and sell TBAs for the years ended December 31, 2018 and December 31, 2017 (dollars in thousands):

	Notional Amount		Settlement, Termination,	Notional Amount
	December 31, 2017	Additions	Expiration or Exercise	December 31, 2018
Purchase of TBAs	$125,000	$7,725,000	$(7,850,000)	$—
Sale of TBAs	$—	$7,850,000	$(7,850,000)	$—

	Notional Amount		Settlement, Termination,	Notional Amount
	December 31, 2016	Additions	Expiration or Exercise	December 31, 2017
Purchase of TBAs	$—	$5,843,200	$(5,718,200)	$125,000
Sale of TBAs	$—	$5,718,200	$(5,718,200)	$—
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
Credit Default Swaps

As of December 31, 2018, the Company had entered into credit default swaps with a notional amount of $50.0 million and a fair value in an asset position of $549 thousand. As of December 31, 2017, the Company had entered into credit default swaps with a notional amount of $14.8 million and a fair value in a liability position of $95 thousand. Under these instruments, the Company makes a monthly premium payment over the term of the contract in exchange for the counterparty making a payment to the Company for losses of the reference securities, upon the occurrence of a specified credit event.

Note 9—Offsetting Assets and Liabilities
The following tables present information about certain assets and liabilities that are subject to master netting agreements (or similar agreements) and can potentially be offset in the Company's Consolidated Balance Sheets at December 31, 2018 and December 31, 2017 (dollars in thousands):

	December 31, 2018
	Gross Amounts	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
Description				Financial Instruments(1)	Cash Collateral(1)	Net Amount
Derivative Assets
Agency Interest-Only Strips, accounted for as derivatives included in MBS	$11,860	$—	$11,860	$(11,860)	$—	$—
Derivative asset, at fair value(2)	2,606	—	2,606	(2,057)	—	549
Total derivative assets	$14,466	$—	$14,466	$(13,917)	$—	$549

Derivative Liabilities and Repurchase Agreements
Derivative liability, at fair value(2)(3)	$10,130	$—	$10,130	$(2,057)	$(8,073)	$—
Repurchase Agreements(4)	2,818,837	—	2,818,837	(2,818,837)	—	—
Total derivative liability	$2,828,967	$—	$2,828,967	$(2,820,894)	$(8,073)	$—

(1)
Amounts disclosed in the Financial Instruments column of the tables above represent securities, Whole Loans and securitized commercial loan collateral pledged and derivative assets that are available to be offset against liability balances associated with repurchase agreement and derivative liabilities. Amounts disclosed in the Cash Collateral column of the tables above represents amounts pledged or received as collateral against derivative transactions.

(2)	Derivative asset, at fair value and Derivative liability, at fair value includes interest rate swaps, credit default swaps and futures contracts.

(3)	Cash collateral pledged against the Company's derivative counterparties was approximately $38.0 million as of December 31, 2018.

(4)	The carrying value of investments pledged against the Company's repurchase agreements was approximately $3.3 billion as of December 31, 2018.

	December 31, 2017
	Gross Amounts	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
Description				Financial Instruments(1)	Cash Collateral(1)	Net Amount
Derivative Assets
Agency Interest-Only Strips, accounted for as derivatives included in MBS	$16,176	$—	$16,176	$(11,633)	$—	$4,543
Derivative asset, at fair value(2)	728	—	728	(50)	—	678
Total derivative assets	$16,904	$—	$16,904	$(11,683)	$—	$5,221

Derivative Liabilities and Repurchase Agreements
Derivative liability, at fair value(2)(3)	$4,346	$—	$4,346	$(50)	$(4,270)	$26
Repurchase Agreements(4)	3,251,686	—	3,251,686	(3,251,686)	—	—
Total derivative liability	$3,256,032	$—	$3,256,032	$(3,251,736)	$(4,270)	$26

(1)
Amounts disclosed in the Financial Instruments column of the tables above represent securities, Whole Loans and securitized commercial loan collateral pledged and derivative assets that are available to be offset against liability balances associated with repurchase agreement and derivative liabilities. Amounts disclosed in the Cash Collateral column of the tables above represents amounts pledged or received as collateral against derivative transactions.

(1)	Derivative asset, at fair value and Derivative liability, at fair value includes interest rate swaps, mortgage put options, currency forwards, credit default swaps, futures contracts and TBAs.

(2)	Cash collateral pledged against the Company's derivative counterparties was approximately $63.3 million as of December 31, 2017.

(3)	The fair value of investments pledged against the Company's repurchase agreements was approximately $3.5 billion as of December 31, 2017.
Certain of the Company's repurchase agreement and derivative transactions are governed by underlying agreements that generally provide for a right of set-off in the event of default or in the event of a bankruptcy of either party to the transaction.
Note 10—Related Party Transactions
Management Agreement
In connection with the Company's initial public offering ("IPO") in May 2012, the Company entered into a management agreement (the "Management Agreement") with the Manager, which describes the services to be provided by the Manager and compensation for such services. The Manager is responsible for managing the Company's operations, including: (i) performing all of its day-to-day functions; (ii) determining investment criteria in conjunction with the Board of Directors; (iii) sourcing, analyzing and executing investments, asset sales and financings; (iv) performing asset management duties; and (v) performing financial and accounting management, subject to the direction and oversight of the Company's Board of Directors. Pursuant to the terms of the Management Agreement, the Manager is paid a management fee equal to 1.50% per annum of the Company's stockholders' equity (as defined in the Management Agreement), calculated and payable (in cash) quarterly in arrears. For purposes of calculating the management fee, "stockholders' equity" means the sum of the net proceeds from any issuances of the Company's equity securities since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus retained earnings, calculated in accordance with GAAP, at the end of the most recently completed fiscal quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less any amount paid for repurchases of the Company's shares of common stock, excluding any unrealized gains or losses on our investments and derivatives and other non-cash items, (excluding OTTI) that have impacted stockholders' equity as reported in the Company's consolidated financial statements prepared in accordance with GAAP, regardless of whether such items are included in other comprehensive income or loss, or in net income, and excluding one-time events pursuant to changes in GAAP and certain other non-cash charges after discussions between the Manager and the Company's independent directors and after approval by a majority of the Company's independent directors. However, if the Company's stockholders' equity for any given quarter is negative based on the calculation described above, the Manager will not be entitled to receive any management fee for that quarter.
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
The Management Agreement may be amended, supplemented or modified by agreement between the Company and the Manager. The Management Agreement expires on May 16, 2020. It is automatically renewed for one year terms on each May 15th unless previously terminated as described below. The Company's independent directors review the Manager's performance and any fees payable to the Manager annually and, the Management Agreement may be terminated annually upon the affirmative vote of at least two-thirds (2/3) of the Company's independent directors, based upon: (i) the Manager's unsatisfactory performance that is materially detrimental to the Company; or (ii) the Company's determination that any fees payable to the Manager are not fair, subject to the Manager's right to prevent such termination due to unfair fees by accepting a reduction of management fees agreed to by at least two-thirds (2/3) of the Company's independent directors. The Company will provide the Manager 180 days prior notice of any such termination. Unless terminated for cause, the Company will pay the Manager a termination fee equal to three times the average annual management fee earned by the Manager during the prior 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination.
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
In September 2018, the Company completed a secondary public offering in which it sold 6,500,000 share of its common stock for net proceeds of approximately $67.7 million after subtracting underwriting commissions and offering expenses. Refer to Note12- "Stockholders' Equity" for details on the secondary public offering. Our Manager will not earn a management fee on the newly issued equity through March 31, 2019, to reduce any impact on earnings as the Company fully deploys the capital into its target assets.
For the years ended December 31, 2018, December 31, 2017 and December 31, 2016 the Company incurred $8.7 million, $8.1 million and $10.4 million in management fees, respectively.
In addition to the management fee, the Company is also responsible for reimbursing the Manager for certain expenses paid by the Manager on behalf of the Company, as defined in the Management Agreement. For the years ended December 31, 2018, December 31, 2017 and December 31, 2016, the Company recorded expenses included in general and administrative expenses totaling approximately $1.5 million, $1.4 million and $740 thousand, respectively, related to reimbursable employee costs. Any such expenses incurred by the Manager and reimbursed by the Company, including the employee compensation expense, are typically included in the Company's general and administrative expense in the Consolidated Statements of Operations. At December 31, 2018 and December 31, 2017, approximately $4.2 million and approximately $1.9 million, respectively, for management fees incurred but not yet paid was included in "Payable to affiliate" in the Consolidated Balance Sheets. In addition, at December 31, 2018 and December 31, 2017, approximately $379 thousand and approximately $99 thousand, respectively of reimbursable costs incurred but not yet paid was included in "Payable to affiliate" in the Consolidated Balance Sheets.
Note 11—Share-Based Payments

In conjunction with the Company's IPO and concurrent private placement, the Company's Board of Directors approved the Western Asset Mortgage Capital Corporation Equity Plan (the "Equity Plan") and the Western Asset Manager Equity Plan (the "Manager Equity Plan" and collectively the "Equity Incentive Plans"). The Equity Incentive Plans include provisions for grants of restricted common stock and other equity-based awards to the Manager, its employees and employees of its affiliates and to the Company's directors, officers and employees. The Company can issue up to 3.0% of the total number of issued and outstanding shares of its common stock (on a fully diluted basis) at the time of each award (other than any shares previously issued or subject to awards made pursuant to one of the Company's Equity Incentive Plans) under these Equity Incentive Plans. Upon the completion of the September 2018 secondary public offering, the number of shares of common stock available under the Equity Incentive Plans increased to 1,423,609. Approximately 753,973 of shares have been issued under the Equity Plans with 669,636 shares available for issuance as of December 31, 2018.
Under the Equity Plan, the Company made the following grants during the years ended December 31, 2018 and December 31, 2017:
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
During the years ended December 31, 2018, December 31, 2017 and December 31, 2016, 84,203, 152,630 and 200,983 restricted common shares vested, respectively, including shares whose issuance has been deferred under the Director Deferred Fee Plan. The Company recognized stock-based compensation expense of approximately $265 thousand, approximately $981 thousand and approximately $1.7 million for the years ended December 31, 2018, December 31, 2017 and December 31, 2016, respectively. In addition, the Company had unamortized compensation expense of $117 thousand for equity awards and $0 for liability awards and $66 thousand for equity awards and approximately $111 thousand for liability awards at December 31, 2018 and December 31, 2017, respectively.
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
The following is a summary of restricted common stock vesting dates as of December 31, 2018 and December 31, 2017, including shares whose issuance has been deferred under the Director Deferred Fee Plan:

	December 31, 2018	December 31, 2017
Vesting Date	Shares Vesting	Shares Vesting
March 2018	—	66,667
June 2018	—	16,488
June 2019	27,476	—
	27,476	83,155
The following table presents information with respect to the Company's restricted stock for the years ended December 31, 2018 and December 31, 2017, including shares whose issuance has been deferred under the Director Deferred Fee Plan:

	December 31, 2018		December 31, 2017
	Shares of Restricted Stock	Weighted Average Grant Date Fair Value(1)	Shares of Restricted Stock	Weighted Average Grant Date Fair Value(1)
Outstanding at beginning of period	725,449	$17.00	707,861	$17.17
Granted(2)	28,524	10.75	17,588	10.30
Outstanding at end of period	753,973	$16.77	725,449	$17.00
Unvested at end of period	27,476	$10.78	83,155	$14.07

(1)	The grant date fair value of restricted stock awards is based on the closing market price of the Company's common stock at the grant date.

(2)
Includes 2,620 shares and 2,052 shares of restricted stock attributed to dividends on restricted stock under the Director Deferred Fee Plan for the years ended December 31, 2018 and December 31, 2017, respectively.

Note 12—Stockholders' Equity
Warrants
On May 9, 2012, the Company entered into agreements with certain institutional investors to sell 2,231,787 warrant units. Each warrant unit consists of one share of the Company's common stock and a warrant to purchase 0.5 of a share of the Company's common stock, subject to adjustment. As of December 31, 2018, the adjusted exercise price of the warrants was $15.87 per share and there were a total of 1,232,916 warrant shares purchasable. The warrants expire on May 15, 2019.
At-The-Market Program
In April 2017, the Company entered into an equity distribution agreement with JMP Securities LLC under which the Company may offer and sell up to $100.0 million shares of common stock in an At-The-Market equity offering. The Company has not sold any shares under this agreement.
Secondary Public Offering
In September 2018, the Company completed a secondary public offering in which it sold 6,500,000 of its common stock, including 303,422 shares of treasury stock, at a price of $10.85 per share, for net proceeds of approximately $67.7 million after subtracting underwriting commissions and offering expenses of approximately $2.8 million. The Company used the net proceeds from the offering to opportunistically invest in its target assets in accordance with its investment guidelines.
Stock Repurchase Program
On December 21, 2017, the Board of Directors of the Company reauthorized its repurchase program of up to 2,100,000 shares of its common stock through December 31, 2019. The previous reauthorization announced on February 25, 2016 of the Company's repurchase program of up to 2,050,000 shares of its common stock expired on December 31, 2017. Purchases made pursuant to the program will be made in the open market, in privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rules 10b5-1 and 10b-18 of the Securities and Exchange Act of 1934, as amended. The authorization does not obligate the Company to acquire any particular amount of common shares and the program may be suspended or discontinued at the Company's discretion without prior notice. The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. For the years ended December 31, 2018 and December 31, 2017, the Company repurchased 177,700 and 125,722 shares, respectively, of common stock accounted for as treasury stock pursuant to the authorization. In September 2018, the Company re-issued all 303,422 shares in treasury stock as part of its secondary public offering.
Dividends
The following table presents cash dividends declared and paid by the Company on its common stock:

Declaration Date	Record Date	Payment Date	Amount per Share	Tax Characterization
2018
December 19, 2018	December 31, 2018	January 25, 2019	$0.31	Ordinary income
September 17, 2018	September 27, 2018	October 26, 2018	$0.31	Ordinary income
June 21, 2018	July 2, 2018	July 26, 2018	$0.31	Ordinary income
March 22, 2018	April 2, 2018	April 26, 2018	$0.31	Ordinary income

2017
December 21, 2017	January 2, 2018	January 26, 2018	$0.31	Return of capital
September 21, 2017	October 2, 2017	October 26, 2017	$0.31	Return of capital
June 20, 2017	June 30, 2017	July 26, 2017	$0.31	Return of capital
March 23, 2017	April 3, 2017	April 26, 2017	$0.31	Ordinary income

2016
December 22, 2016	January 3, 2017	January 26, 2017	$0.31	Ordinary income
September 22, 2016	October 4, 2016	October 25, 2016	$0.31	Ordinary income
June 23, 2016	July 5, 2016	July 26, 2016	$0.31	Ordinary income
March 24, 2016	April 4, 2016	April 26, 2016	$0.45	Ordinary income

Note 13—Net Income (Loss) per Common Share
The table below presents basic and diluted net income (loss) per share of common stock using the two-class method for the years ended December 31, 2018, December 31, 2017 and December 31, 2016 (dollars, other than shares and per share amounts, in thousands):

	For the year ended December 31, 2018	For the year ended December 31, 2017	For the year ended December 31, 2016
Numerator:
Net income (loss) attributable to common stockholders and participating securities for basic and diluted earnings per share	$26,409	$85,097	$(25,015)
Less:
Dividends and undistributed earnings allocated to participating securities	138	312	377
Net income (loss) allocable to common stockholders—basic and diluted	$26,271	$84,785	$(25,392)
Denominator:
Weighted average common shares outstanding for basic earnings per share	43,388,810	41,817,455	41,688,950
Weighted average common shares outstanding for diluted earnings per share	43,388,810	41,817,455	41,688,950
Basic earnings (loss) per common share	$0.61	$2.03	$(0.61)
Diluted earnings (loss) per common share	$0.61	$2.03	$(0.61)
For the years ended December 31, 2018, December 31, 2017 and December 31, 2016, the Company excluded the effects of the warrants and the convertible senior unsecured notes from the computation of diluted earnings per share since the average market value per share of the Company's common stock was below the exercise price of the warrants and the convertible senior unsecured notes.
Note 14—Income Taxes
As a REIT, the Company is not subject to federal income tax to the extent that it makes qualifying distributions to its stockholders and satisfies on a continuing basis, through actual investment and operating results, the REIT requirements including certain asset, income and stock ownership tests.
Based on the Company's analysis of any potential uncertain income tax positions, the Company concluded that it does not have any uncertain tax positions that meet the recognition or measurement criteria as of December 31, 2018. The Company files U.S. federal and state income tax returns. As of December 31, 2018, U.S. federal tax returns filed by the Company for 2017, 2016 and 2015 and state tax returns filed for 2017, 2016, 2015 and 2014 are open for examination pursuant to relevant statutes of limitation. In the event that the Company incurs income tax related interest and penalties, the Company's policy is to classify them as a component of its provision for income taxes.
Income Tax Provision
Subject to the limitation under the REIT asset test rules, the Company is permitted to own up to 100% of the stock of one or more TRS. Currently, the Company owns one TRS that is taxable as a corporation and is subject to federal, state and local income tax on its net income at the applicable corporate rates. The TRS, which was formed in Delaware on July 28, 2014, is a limited liability company and a wholly-owned subsidiary of the Company. For the years ended December 31, 2018, December 31, 2017 and December 31, 2016, the Company recorded a federal and state tax provision of approximately $709 thousand, $3.5 million and $3.2 million, respectively. In addition, on completion and filing of its 2015 federal and state tax returns in September 2016 for the TRS, the Company incurred an additional tax liability of approximately $2.0 million due to changes in the estimated taxable income from certain investments, which is recorded in "Income tax provision (benefit)" in the Consolidated Statements of Operations for the year ended December 31, 2016.

The following table summarizes the Company's income tax provision for the years ended December 31, 2018, December 31, 2017 and December 31, 2016 (dollars in thousands):

	For the year ended December 31, 2018	For the year ended December 31, 2017	For the year ended December 31, 2016
Current Tax Provision (Benefit)
Federal	$709	$4,076	$2,365
State	—	(267)	672
Interest and Penalties	—	—	119
Total Current Provision for Income Taxes, net	709	3,809	3,156
Deferred Provision (Benefit) for Income Taxes
Federal	—	85	—
State	—	(407)	—
Total Deferred Benefit for Income Taxes, net	—	(322)	—
Total Income Tax Provision, net	$709	$3,487	$3,156

Deferred Tax Asset and Deferred Tax Liability

As of December 31, 2018 and December 31, 2017, the Company recorded a deferred tax asset of approximately $6.0 million and $6.1 million, respectively, relating to capital loss carryforward and temporary differences as a result of the timing of income recognition of certain investments held in the TRS. The capital loss carryforwards may only be recognized to the extent of capital gains. There is uncertainty as to the TRS ability to recognize capital gains in the future. As a result, the Company has concluded it is more likely than not the deferred tax asset will not be realized and has recorded a full valuation allowance.

In addition, the REIT generated net operating losses ("NOL's") for the year ended December 31, 2017 related to its swap terminations and for the California return a portion of the NOL's is apportioned to the TRS. The Company recorded a deferred state tax asset of $5.5 million and $8.8 million in the REIT and $993 thousand and $765 thousand in the TRS as of December 31, 2018 and December 31, 2017, respectively. The TRS can carryback the NOL's to each of the two preceding years and receive a refund for taxes paid. As a result, the Company has concluded it is more likely than not the deferred tax asset will not be realized with the exception of the TRS carryback to 2015 and has recorded a combined valuation allowance of $6.1 million and $9.2 million as of December 31, 2018 and December 31, 2017, respectively. The Company also recorded a deferred federal tax liability of $85 thousand, as of December 31, 2018 and December 31, 2017, in anticipation of the receipt of the state tax refund as a result of the carryback of the California NOL.

The following tables disclose the components of the Company's deferred tax asset and deferred tax liability at December 31, 2018 and 2017 (dollars in thousands):

Deferred Tax Asset	December 31, 2018	December 31, 2017
Net operating loss available for carry-back and carry-forward	$6,503	$9,604
Net capital loss carry-forward	4,271	4,158
Investments	1,720	1,948
Deferred tax asset	12,494	15,710
Allowance	(12,087)	(15,303)
Net deferred tax asset	$407	$407

Deferred Tax Liability	December 31, 2018	December 31, 2017
Net operating loss available for carry-back and carry-forward	$85	$85
Net deferred tax liability	$85	$85

Reconciliation of Tax Rate to Effective Tax Rate

The Company's effective tax rate differs from its combined federal and state income tax rate primarily due to the deduction of dividends distributions to be paid under Code Section 857(a). The reconciliation of these rates are as follows:

	For the year ended December 31, 2018	For the year ended December 31, 2017
Federal statutory rate	21.0%	34.3%
State statutory rate, net of federal benefit	1.5%	(1.3)%
Other	(0.8)%	(1.0)%
Change in valuation allowance	(1.3)%	0.8%
Effect of statutory rate changes	—%	2.9%
REIT earnings not subject to corporate taxes	(17.8)%	(31.8)%
Effective Tax Rate	2.6%	3.9%

Excise Tax

For the years ended December 31, 2018, December 31, 2017 and December 31, 2016, the Company recorded excise tax expense of $0, $0 and $339 thousand, respectively. Excise tax represents a four percent tax on the required amount of the Company’s ordinary income and net capital gains not distributed during the year. The expense is calculated in accordance with applicable tax regulations.

Tax Cuts and Jobs Act
On December 22, 2017, the President of the United States signed and enacted comprehensive tax legislation into law H.R. 1, commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act significantly revises the U.S. corporate income tax by, among other things, lowering the corporate income tax rate from 35% to 21%. Shortly after the enactment of the Tax Act, the SEC issued guidance under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which allows a Company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. The ultimate impact of the Tax Act may differ from these provisional amounts due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Act. During the fourth quarter of 2018, the Company finalized its accounting for the income tax effects of the Tax Act. No material adjustments were required to the provisional amounts initially recorded.
Note 15—Contingencies
From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. Management is not aware of any material contingencies at December 31, 2018.

Note 16—Summarized Quarterly Results (unaudited)
The following is a presentation of selected unaudited results of operations:

	Quarter Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Net Interest Income
Interest income	$39,727	$57,154	$54,461	$58,020
Interest expense	20,697	38,134	38,517	40,892
Net Interest Income	19,030	19,020	15,944	17,128

Other Income (Loss)
Realized gain (loss) on sale of investments, net	575	(5,608)	(24,229)	(33,995)
Other than temporary impairment	(2,916)	(2,974)	(2,533)	(2,757)
Unrealized gain (loss), net	(68,961)	(31,693)	13,128	62,855
Gain (loss) on derivative instruments, net	79,582	28,490	24,625	(54,728)
Other, net	47	(145)	(2)	(89)
Other Income (Loss)	8,327	(11,930)	10,989	(28,714)

Expenses
Management fee to affiliate	2,180	2,259	2,284	1,950
Other operating expenses	969	1,555	1,609	1,943
General and administrative expenses:
Compensation expense	510	572	552	552
Professional fees	1,295	818	1,065	1,121
Other general and administrative expenses	361	397	335	349
Total general and administrative expenses	2,166	1,787	1,952	2,022
Total Expenses	5,315	5,601	5,845	5,915

Income (loss) before income taxes	22,042	1,489	21,088	(17,501)
Income tax provision (benefit)	313	36	206	154
Net income (loss)	$21,729	$1,453	$20,882	$(17,655)

Net income (loss) per Common Share—Basic	$0.52	$0.03	$0.50	$(0.37)
Net income (loss) per Common Share—Diluted	$0.52	$0.03	$0.50	$(0.37)

	Quarter Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Net Interest Income:
Interest income	$28,430	$30,055	$30,928	$34,878
Interest expense	8,737	10,407	12,363	16,866
Net Interest Income	19,693	19,648	18,565	18,012

Other Income (Loss):
Realized gain (loss) on sale of investments, net	21,258	(2,488)	1,830	(2)
Other than temporary impairment	(6,097)	(6,579)	(7,225)	(2,972)
Unrealized gain (loss), net	(5,140)	35,017	5,249	(6,730)
Gain (loss) on derivative instruments, net	(4,697)	(18,555)	7,217	19,327
Other, net	403	222	216	190
Other Income (Loss)	5,727	7,617	7,287	9,813

Expenses:
Management fee to affiliate	2,476	1,830	1,853	1,941
Other operating expenses	417	736	702	564
General and administrative expenses:
Compensation expense	740	664	660	628
Professional fees	888	832	781	741
Other general and administrative expenses	345	404	244	332
Total general and administrative expenses	1,973	1,900	1,685	1,701
Total Expenses	4,866	4,466	4,240	4,206

Income (loss) before income taxes	20,554	22,799	21,612	23,619
Income tax provision (benefit)	312	2,115	(1,155)	2,215
Net income (loss)	$20,242	$20,684	$22,767	$21,404

Net income (loss) per Common Share—Basic	$0.48	$0.49	$0.54	$0.51
Net income (loss) per Common Share—Diluted	$0.48	$0.49	$0.54	$0.51

Western Asset Mortgage Capital Corporation and Subsidiaries
Schedule IV
Mortgage Loans on Real Estate
As of December 31, 2018

$ in thousands Asset Type	Description	Number of Loans	Interest Rate	Maturity Date	Periodic Payment Terms(1)	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages	Principal Amount of Loans Subject to Delinquent Principal or Interest
Residential Whole-Loans and Bridge Loans
Adjustable Rate Residential Mortgage Loan Held in Securitization Trusts	Original Loan Balance $0 - $249,999	394	Hybrid ARM 4.5% to 6.0%	11/01/2041 to 11/01/2048	P&I	$—	$66,916	$68,261	$—
Adjustable Rate Residential Mortgage Loan Held in Securitization Trusts	Original Loan Balance $250,000 - $499,999	765	Hybrid ARM 4.5% to 6.5%	01/01/2042 to 11/01/2048	P&I	—	263,675	268,907	—
Adjustable Rate Residential Mortgage Loan Held in Securitization Trusts	Original Loan Balance $500,000 - $749,999	236	Hybrid ARM 4.5% to 6.5%	02/01/2042 to 11/01/2048	P&I	—	135,510	138,123	—
Adjustable Rate Residential Mortgage Loan Held in Securitization Trusts	Original Loan Balance $750,000 - $999,999	105	Hybrid ARM 4.5% to 6.0%	05/01/2043 to 11/01/2048	P&I	—	86,322	88,042	—
Adjustable Rate Residential Mortgage Loan Held in Securitization Trusts	Original Loan Balance $1,000,000 - $1,249,999	26	Hybrid ARM 4.0% to 5.9%	05/01/2043 to 11/01/2048	P&I	—	28,689	29,343	—
Adjustable Rate Residential Mortgage Loan Held in Securitization Trusts	Original Loan Balance $1,250,000 - $1,499,999	6	Hybrid ARM 4.8% to 5.8%	12/01/2041 to 10/01/2048	P&I	—	7,836	8,028	—
Adjustable Rate Residential Mortgage Loan Held in Securitization Trusts	Original Loan Balance $1,500,000 and above	21	Hybrid ARM 4.8% to 5.9%	02/01/2042 to 11/01/2048	P&I	—	41,428	42,512	—
Variable Rate Residential Mortgage Loan Held in Securitization Trusts	Original Loan Balance $0 - $249,999	6	Variable 5.4% to 5.8%	02/01/2044 to 06/01/2044	P&I	—	941	965	—
Variable Rate Residential Mortgage Loan Held in Securitization Trusts	Original Loan Balance $250,000 - $499,999	6	Variable 4.0% to 6.3%	04/01/2044 to 11/01/2047	P&I	—	2,163	2,230	—
Variable Rate Residential Mortgage Loan Held in Securitization Trusts	Original Loan Balance $500,000 - $749,999	2	Variable 5.5% to 6.1%	04/01/2044 to 05/01/2046	P&I	—	1,086	1,120	—
Variable Rate Residential Mortgage Loan Held in Securitization Trusts	Original Loan Balance $1,000,000 - $1,249,999	1	Variable 6.5% to 6.5%	5/1/2046	P&I	—	467	485	—
Variable Rate Residential Mortgage Loan Held in Securitization Trusts	Original Loan Balance $1,250,000 - $1,499,999	2	Variable 5.4% to 5.7%	02/01/2044 to 05/01/2044	P&I	—	1,369	1,406	—
Fixed Rate Residential Mortgage Loan Held in Securitization Trusts	Original Loan Balance $0 - $249,999	460	Fixed 3.8% to 8.4%	06/01/2025 to 11/01/2048	P&I	—	74,360	75,382	—

$ in thousands Asset Type	Description	Number of Loans	Interest Rate	Maturity Date	Periodic Payment Terms(1)	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages	Principal Amount of Loans Subject to Delinquent Principal or Interest
Fixed Rate Residential Mortgage Loan Held in Securitization Trusts	Original Loan Balance $250,000 - $499,999	623	Fixed 3.8% to 7.2%	09/01/2026 to 11/01/2048	P&I	—	216,989	219,521	—
Fixed Rate Residential Mortgage Loan Held in Securitization Trusts	Original Loan Balance $500,000 - $749,999	97	Fixed 3.9% to 6.1%	10/01/2033 to 11/01/2048	P&I	—	55,582	56,374	—
Fixed Rate Residential Mortgage Loan Held in Securitization Trusts	Original Loan Balance $750,000 - $999,999	12	Fixed 5.1% to 6.4%	04/01/2048 to 11/01/2048	P&I	—	10,829	11,039	—
Fixed Rate Residential Mortgage Loan Held in Securitization Trusts	Original Loan Balance $1,000,000 - $1,249,999	6	Fixed 5.0% to 6.3%	04/01/2040 to 11/01/2048	P&I	—	6,193	6,357	—
Fixed Rate Residential Mortgage Loan Held in Securitization Trusts	Original Loan Balance $1,250,000 - $1,499,999	6	Fixed 5.6% to 6.3%	02/01/2036 to 11/01/2048	P&I	—	7,684	7,882	—
Fixed Rate Residential Mortgage Loan Held in Securitization Trusts	Original Loan Balance $1,500,000 and above	8	Fixed 5.6% to 5.7%	09/01/2048 to 11/01/2048	P&I	—	15,487	15,896	—
Fixed Rate Residential Bridge Loans Held in Securitization Trusts	Original Loan Balance $0 - $249,999	256	Fixed 0.0% to 18.0%	01/01/2019 to 03/01/2021	Interest Only(3)	—	41,658	41,373	967
Fixed Rate Residential Bridge Loans Held in Securitization Trusts	Original Loan Balance $250,000 - $499,999	122	Fixed 6.3% to 18.0%	01/01/2019 to 02/01/2021	Interest Only(3)	—	41,359	41,269	1,362
Fixed Rate Residential Bridge Loans Held in Securitization Trusts	Original Loan Balance $500,000 - $749,999	57	Fixed 6.3% to 13.0%	01/01/2019 to 02/01/2021	Interest Only(3)	—	34,361	34,385	700
Fixed Rate Residential Bridge Loans Held in Securitization Trusts	Original Loan Balance $750,000 - $999,999	43	Fixed 7.3% to 18.0%	01/01/2019 to 12/01/2020	Interest Only(3)	—	35,760	35,886	803
Fixed Rate Residential Bridge Loans Held in Securitization Trusts	Original Loan Balance $1,000,000 - $1,249,999	18	Fixed 7.3% to 10.0%	01/01/2019 to 09/01/2020	Interest Only(3)	—	18,045	18,103	—
Fixed Rate Residential Bridge Loans Held in Securitization Trusts	Original Loan Balance $1,250,000 - $1,499,999	4	Fixed 9.0% to 10.8%	01/01/2019 to 06/01/2019	Interest Only(3)	—	5,420	5,321	1,295
Fixed Rate Residential Bridge Loans Held in Securitization Trusts	Original Loan Balance $1,500,000 and above	20	Fixed 7.5% to 10.0%	01/01/2019 to 08/01/2020	Interest Only(3)	—	45,652	45,394	—
Total Residential Whole-Loans and Bridge Loans						$—	$1,245,781	$1,263,604	$5,127

Western Asset Mortgage Capital Corporation and Subsidiaries
Schedule IV
Commercial Real Estate Loans
As of December 31, 2018

$ in thousands Asset Type	Description	Number of Loans	Interest Rate	Maturity Date	Periodic Payment Terms(1)	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages	Principal Amount of Loans Subject to Delinquent Principal or Interest
Commercial Loans
Commercial Loan Held in Securitization Trust	Original Loan Balance $45,187,500	1	LIBOR + 4.25%	7/6/2020	Interest Only(4)	$—	$45,187	$45,187	$—
Commercial Loan Held in Securitization Trust	Original Loan Balance $115,500,000	1	LIBOR + 5.30%	9/6/2021	Interest Only(4)	—	115,500	115,191	—
Commercial Loan Held in Securitization Trust	Original Loan Balance $5,744,800	1	LIBOR + 5.25%	12/1/2020	Interest Only(4)	$—	$5,745	$5,745	$—
Commercial Mezzanine Loan	Original Loan Balance $20,000,000	1	LIBOR + 6.50%	12/9/2019	Interest Only(4)	—	20,000	20,000	—
Commercial Loan Held in Securitization Trusts	Original Loan Balance $30,000,000	1	LIBOR + 4.50%	6/9/2020	Interest Only(4)	—	30,000	30,000	—
Total Commercial Loans						$—	$216,432	$216,123	$—

Securitized Commercial Loans
Commercial Loan Held in Securitization Trust	Original Loan Balance $1,350,000,000	1	LIBOR + 9.50%	2/9/2021	Interest Only(4)	—	988,609	989,069	—
Commercial Mezzanine Loan Held in Securitization Trust	Original Loan Balance $25,000,000	1	Fixed 9.0%	7/6/2020	P&I(2)	—	24,456	24,442	—
Total Securitized Commercial Loans						$—	$1,013,065	$1,013,511	$—

Total Residential and Commercial Loans						$—	$2,475,278	$2,493,238	$5,127

(1) Principal and interest ("P&I")
(2) Interest only payments for initial 2 years. After 2 years, monthly P&I payments are based on a 2 amortization schedule and a balloon payment is due on the maturity date.
(3) Residential Bridge Loans are mainly interest only loans with a balloon payment at maturity.
(4) The borrower may prepay the commercial loan in whole or in part at any time in accordance with the terms of the loan agreement.

Reconciliation of Carrying Value of Mortgage Loans on Real Estate:

	2018	2017	2016
Beginning balance	$368,972	$216,361	$243,538
Additions during period:
New mortgage loans	2,901,479	232,545	29,399
Unrealized gains	631	3,167	1,187
Deductions during period:
Collections of principal	769,748	80,550	53,714
Amortization of premium and (discounts)	5,692	1,470	2,044
Unrealized losses	2,356	1,081	2,005
Realized losses	48	—	—
Balance at end of period	$2,493,238	$368,972	$216,361

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
The Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2018.
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
Management of the Company has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2018. In making its assessment of internal control over financial reporting, management used the criteria described in "Internal Control—Integrated Framework" (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission, ("COSO"). Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2018 based on criteria in "Internal Control—Integrated Framework" (2013 framework) issued by the COSO.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
(c) Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    Other Information
None.

PART III
ITEM 10.    Directors, Executive Officers and Corporate Governance
The information regarding the Company's directors, executive officers and certain other matters required by Item 401 of Regulation S-K is incorporated herein by reference to the Company's proxy statement relating to its annual meeting of stockholders to be held on or about June 6, 2019 (the "Proxy Statement"), to be filed with the SEC within 120 days after December 31, 2018.
The information regarding compliance with Section 16(a) of the Exchange Act required by Item 405 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2018.
The information regarding the Company's Code of Business Conduct and Ethics required by Item 406 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2018.
The information regarding certain matters pertaining to the Company's corporate governance required by Item 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2018.
ITEM 11.    Executive Compensation.
The information regarding executive compensation and other compensation related matters required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2018.
ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
The tables on equity compensation plan information and beneficial ownership of the Company required by Items 201(d) and 403 of Regulation S-K are incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2018.
ITEM 13.    Certain Relationships and Related Transactions and Director Independence
The information regarding transactions with related persons, promoters and certain control persons and director independence required by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2018.
ITEM 14.    Principal Accounting Fees and Services
The information concerning principal accounting fees and services and the Audit Committee's pre-approval policies and procedures required by Item 9(e) of Schedule 14A is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2018.
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
March 6, 2019
________________________________________________________________________________________________________________________
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Jennifer W. Murphy Jennifer W. Murphy President, Chief Executive Officer and Director (Principal Executive Officer)
March 6, 2019
By:	/s/ LISA MEYER Lisa Meyer Chief Financial Officer & Treasurer (Principal Financial and Accounting Officer)
March 6, 2019
By:	/s/ JAMES W. HIRSCHMANN III James W. Hirschmann III Director
March 6, 2019
By:	/s/ EDWARD D. FOX JR. Edward D. Fox Jr. Director
March 6, 2019
By:	/s/ RICHARD ROLL Richard Roll Director
March 6, 2019
By:	/s/ M. CHRISTIAN MITCHELL M. Christian Mitchell Director
March 6, 2019
By:	/s/ RANJIT M. KRIPALANI Ranjit M. Kripalani Director
March 6, 2019