Form 10-Q
period 2019-03-31
Western Asset Mortgage Capital Corp
filed 2019-05-07
CIK 1465885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
 For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 under the Securities Exchange Act of 1934).  Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	WMC	New York Stock Exchange

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

As of May 6, 2019 there were 48,224,379 shares, par value $0.01, of the registrant’s common stock outstanding.

Part I
ITEM I. Financial Statements

Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands—except share and per share data)
(Unaudited)

	March 31, 2019	December 31, 2018
Assets:
Cash and cash equivalents	$19,558	$21,987
Restricted cash	71,178	55,808
Agency mortgage-backed securities, at fair value ($1,341,763 and $1,505,979 pledged as collateral, at fair value, respectively)	1,366,165	1,505,979
Non-Agency mortgage-backed securities, at fair value ($192,079 and $237,107 pledged as collateral, at fair value, respectively)	221,116	250,856
Other securities, at fair value ($58,653 and $59,780 pledged as collateral, at fair value, respectively)	58,779	59,906
Residential Whole Loans, at fair value ($1,267,163 and $1,041,885 pledged as collateral, at fair value, respectively)	1,267,163	1,041,885
Residential Bridge Loans ($144,170 and $211,999 at fair value and $151,228 and $221,486 pledged as collateral, respectively)	152,205	221,719
Securitized commercial loans, at fair value	929,474	1,013,511
Commercial Loans, at fair value ($317,744 and $196,123 pledged as collateral, at fair value, respectively)	337,578	216,123
Investment related receivable	32,559	42,945
Interest receivable	20,664	21,959
Due from counterparties	38,021	39,623
Derivative assets, at fair value	5,826	2,606
Other assets	1,269	2,488
Total Assets (1)	$4,521,555	$4,497,395

Liabilities and Stockholders’ Equity:
Liabilities:
Repurchase agreements, net	$2,916,601	$2,818,837
Convertible senior unsecured notes, net	110,389	110,060
Securitized debt, at fair value (includes $94,638 and $246,802 held by affiliates, respectively)	850,448	949,626
Interest payable (includes $128 and $816 on securitized debt held by affiliates, respectively)	10,320	8,532
Due to counterparties	21,357	17,781
Derivative liability, at fair value	1,996	10,130
Accounts payable and accrued expenses	4,040	3,858
Payable to affiliate	4,214	4,615
Dividend payable	14,950	14,916
Other liabilities	71,234	56,031
Total Liabilities (2)	4,005,549	3,994,386

Commitments and contingencies

Stockholders’ Equity:
Common stock: $0.01 par value, 500,000,000 shares authorized, 48,224,379 and 48,116,379 outstanding, respectively	482	481
Preferred stock, $0.01 par value, 100,000,000 shares authorized and no shares outstanding	—	—
Additional paid-in capital	833,915	833,810
Retained earnings (accumulated deficit)	(318,391)	(331,282)
Total Stockholders’ Equity	516,006	503,009
Total Liabilities and Stockholders’ Equity	$4,521,555	$4,497,395
 See notes to unaudited consolidated financial statements.
Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Balance Sheets (Continued)
(in thousands—except share and per share data)
(Unaudited)

	March 31, 2019	December 31, 2018
(1) Assets of consolidated VIEs included in the total assets above:
Cash and cash equivalents	$3,509	$674
Restricted cash	71,178	55,808
Residential Whole Loans, at fair value ($1,267,163 and $1,041,885 pledged as collateral, at fair value, respectively)	1,267,163	1,041,885
Residential Bridge Loans ($143,352 and $211,766 at fair value and $151,228 and $221,486 pledged as collateral, respectively)	151,228	221,486
Securitized commercial loans, at fair value	929,474	1,013,511
Commercial Loans, at fair value ($317,744 and $196,123 pledged as collateral, at fair value, respectively)	211,744	196,123
Investment related receivable	32,441	42,945
Interest receivable	14,292	15,540
Other assets	155	178
Total assets of consolidated VIEs	$2,681,184	$2,588,150

(2) Liabilities of consolidated VIEs included in the total liabilities above:
Securitized debt, at fair value (includes $94,638 and $246,802 held by affiliates, respectively)	$850,448	$949,626
Interest payable (includes $128 and $816 on securitized debt held by affiliates, respectively)	378	2,419
Accounts payable and accrued expenses	633	708
Other liabilities	71,234	56,033
Total liabilities of consolidated VIEs	$922,693	$1,008,786

See notes to unaudited consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Statements of Operations
(in thousands—except share and per share data)
(Unaudited)

	For the three months ended March 31, 2019	For the three months ended March 31, 2018
Net Interest Income
Interest income	$52,033	$39,727
Interest expense (includes $2,338 and $488 on securitized debt held by affiliates, respectively)	36,400	20,697
Net Interest Income	15,633	19,030

Other Income (Loss)
Realized gain (loss) on investments, net	(5,105)	575
Other than temporary impairment	(1,232)	(2,916)
Unrealized gain (loss), net	50,781	(68,961)
Gain (loss) on derivative instruments, net	(27,148)	79,582
Other, net	236	47
Other Income (Loss)	17,532	8,327

Expenses
Management fee to affiliate	1,735	2,180
Other operating expenses	1,598	969
General and administrative expenses:
Compensation expense	544	510
Professional fees	1,215	1,295
Other general and administrative expenses	185	361
Total general and administrative expenses	1,944	2,166
Total Expenses	5,277	5,315

Income before income taxes	27,888	22,042
Income tax provision	12	313
Net income	$27,876	$21,729

Net income per Common Share — Basic	$0.58	$0.52
Net income per Common Share — Diluted	$0.58	$0.52

See notes to unaudited consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands—except shares and share data)
(Unaudited)

	Three Months Ended March 31, 2019
	Common Stock Outstanding		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock
	Shares	Par				Total
Balance at December 31, 2018	48,116,379	$481	$833,810	$(331,282)	$—	$503,009
Grants of restricted stock	108,000	1	(1)	—	—	—
Vesting of restricted stock	—	—	70	—	—	70
Net income	—	—	—	27,876	—	27,876
Dividends declared on common stock	—	—	36	(14,985)	—	(14,949)
Balance at March 31, 2019	48,224,379	$482	$833,915	$(318,391)	$—	$516,006

	Three Months Ended March 31, 2018
	Common Stock Outstanding		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock
	Shares	Par				Total
Balance at December 31, 2017	41,794,079	$419	$768,763	$(301,912)	$(1,232)	$466,038
Vesting of restricted stock	—	—	75	—	—	75
Treasury stock	(114,400)	—	—	—	(1,107)	(1,107)
Net income	—	—	—	21,729	—	21,729
Dividends declared on common stock	—	—	24	(12,945)	—	(12,921)
Balance at March 31, 2018	41,679,679	$419	$768,862	$(293,128)	$(2,339)	$473,814

See notes to unaudited consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows (in thousands)
(Unaudited)

	For the three months ended March 31, 2019	For the three months ended March 31, 2018
Cash flows from operating activities:
Net income	$27,876	$21,729
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Premium amortization and (discount accretion), net	357	(367)
Amortization of deferred financing costs	192	192
Amortization of discount on convertible senior notes	137	137
Restricted stock amortization	70	75
Interest payments and basis recovered on MAC interest rate swaps	337	64
Premium on purchase of Residential Whole Loans	(4,882)	(1,452)
Premium on purchase of Residential Bridge Loans	—	(610)
Premium on purchase of securitized commercial loans	(3,769)	(3,019)
Unrealized (gain) loss, net	(50,781)	68,961
Unrealized (gain) loss on derivative instruments, net	(11,313)	(1,308)
Other than temporary impairment	1,232	2,916
Realized (gain) loss on investments, net	5,105	(575)
(Gain) loss on derivatives, net	4,889	(4,183)
Changes in operating assets and liabilities:
Decrease (increase) in interest receivable	1,295	(3,012)
Decrease in other assets	1,219	59
Increase in interest payable	1,788	1,535
Increase in accounts payable and accrued expenses	356	1,657
(Decrease) increase in payable to affiliate	(401)	2,218
Net cash (used in) provided by operating activities	(26,293)	85,017
Cash flows from investing activities:
Purchase of securities	(24,175)	(210,368)
Proceeds from sale of securities	215,710	11,771
Principal repayments and basis recovered on securities	17,347	34,663
Purchase of Residential Whole Loans	(244,317)	(69,897)
Principal repayments on Residential Whole Loans	28,293	11,023
Purchase of commercial loans	(121,188)	(40,406)
Principal repayments on commercial loans	165	—
Purchase of securitized commercial loans	(900,000)	(1,350,000)
Principal repayments on securitized commercial loans	988,714	100
Purchase of Residential Bridge Loans	—	(93,048)
Principal repayments on Residential Bridge Loans	80,006	29,261
Payment of premium for option derivatives	—	(467)
Premium received from option derivatives	—	298
Premium for credit default swaps, net	(367)	—
Net settlements of TBAs	—	(668)
(Payments on) Proceeds from termination of futures, net	(4,503)	3,978
Interest payments and basis recovered on MAC interest rate swaps	(337)	(64)
Net cash provided by (used in) investing activities	35,348	(1,673,824)

Cash flows from financing activities:
Payment of offering costs	(174)	—
Repurchase of common stock	—	(1,107)
Proceeds from repurchase agreement borrowings	5,764,802	4,513,966
Repayments of repurchase agreement borrowings	(5,667,038)	(4,208,732)

Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Continued) (in thousands)
(Unaudited)

	For the three months ended March 31, 2019	For the three months ended March 31, 2018
Proceeds from securitized debt	838,469	1,285,219
Repayments of securitized debt	(937,805)	(45)
Due from counterparties, net	1,602	(9,540)
Due to counterparties, net	3,576	(1,190)
Increase in other liabilities	15,369	37,034
Dividends paid on common stock	(14,915)	(12,960)
Net cash provided by financing activities	3,886	1,602,645

Net increase in cash, cash equivalents and restricted cash	12,941	13,838
Cash, cash equivalents and restricted cash, beginning of period	77,795	48,024
Cash, cash equivalents and restricted cash, end of period	$90,736	$61,862

Supplemental disclosure of operating cash flow information:
Interest paid	$35,519	$18,833
Supplemental disclosure of non-cash financing/investing activities:
Securities purchased, not settled	$—	$(19,674)
Net unsettled TBAs	$—	$1
Dividends and distributions declared, not paid	$14,950	$12,921
Principal payments of Residential Whole Loans, not settled	$10,546	$2,307
Principal payments of Residential Bridge Loans, not settled	$22,014	$16,518
See notes to unaudited consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(in thousands- except share and per share data)

The following defines certain of the commonly used terms in these Notes to Consolidated Financial Statements: “Agency” or “Agencies” refer to a federally chartered corporation, such as the Federal National Mortgage Association (“Fannie Mae” or “FNMA”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac” or “FHLMC”), or an agency of the U.S. Government, such as the Government National Mortgage Association (“Ginnie Mae” or “GNMA”); references to “MBS” refer to mortgage backed securities, including residential mortgage-backed securities or “RMBS,” commercial mortgage-backed securities or “CMBS,” and “Interest-Only Strips” (as defined herein); “Agency MBS” refer to RMBS, CMBS and Interest-Only Strips issued or guaranteed by the Agencies while “Non-Agency MBS” refer to RMBS, CMBS and Interest-Only Strips that are not issued or guaranteed by the Agencies; references to “ARMs” refers to adjustable rate mortgages; references to “Interest-Only Strips” refer to interest-only (“IO”) and inverse interest-only (“IIO”) securities issued as part of or collateralized with MBS; references to “TBA” refer to To-Be-Announced Securities; and references to “Residential Whole Loans”, “Residential Bridge Loans” and “Commercial Loans” (collectively “Whole Loans”) refer to individual mortgage loans secured by single family, multifamily and commercial properties.

Note 1 — Organization

Western Asset Mortgage Capital Corporation, a Delaware corporation, and its subsidiaries (the “Company”), commenced operations in May 2012. The Company invests in, finances and manages a diversified portfolio of real estate related securities, Whole Loans and other financial assets.  The Company’s portfolio is comprised of Agency CMBS, Agency RMBS IOs, Non-Agency RMBS, Non-Agency CMBS, Residential Whole Loans, Residential Bridge Loans and Commercial Loans. In addition, and to a significantly lesser extent, the Company has invested in other securities including certain Agency obligations that are not technically MBS as well as certain Non U.S. CMBS and in asset-backed securities (“ABS”) investments secured by a portfolio of private student loans.  The Company’s investment strategy is based on Western Asset Management Company, LLC’s (the “Manager”) perspective of which mix of portfolio assets it believes provides the Company with the best risk-reward opportunities at any given time.  The Manager will vary the allocation among various asset classes subject to maintaining the Company’s qualification as a REIT and maintaining its exemption from the Investment Company Act of 1940, as amended (the “1940 Act”).  These restrictions limit the Company’s ability to invest in non-qualifying MBS, non-real estate assets and/or assets which are not secured by real estate.  Accordingly, the Company’s portfolio will continue to be principally invested in qualifying MBS, Whole Loans and other real estate related assets.

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

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited financial statements and related notes have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial reporting in accordance with Article 10 of Regulation S-X and the instructions to Form 10-Q. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary have been made to state fairly the Company’s financial position, results of operations and cash flows. The results of operations for the period ended March 31, 2019, are not necessarily indicative of the results to be expected for the full year or any future period. These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 6, 2019.

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and variable interest entities (“VIEs”) in which it is considered the primary beneficiary.  All intercompany amounts between the Company and its subsidiaries and consolidated VIEs have been eliminated in consolidation.

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

Significant Accounting Policies

There have been no changes to our accounting policies included in Note 2 to the consolidated financial statements of our
Annual Report on Form 10-K for the year ended December 31, 2018.

Recently adopted accounting pronouncements

Description	Adoption Date	Effect on Financial Statements

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
	First quarter 2019.	The adoption of this standard did not have a material impact on its consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, "Compensation-Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting." The amendments in this update expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees.
	First quarter 2019.	The adoption of this standard did not have a material impact on its consolidated financial statements.

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
	First quarter 2019.	The adoption of this standard did not have a material impact on its consolidated financial statements.

Recently issued accounting pronouncements

Description	Effective Date	Effect on Financial Statements
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

Note 3 — Fair Value of Financial Instruments

The following tables present the Company’s financial instruments carried at fair value as of March 31, 2019 and December 31, 2018, based upon the valuation hierarchy (dollars in thousands):

	March 31, 2019
	Fair Value
	Level I	Level II	Level III	Total
Assets
Agency RMBS Interest-Only Strips	$—	$—	$11,811	$11,811
Agency RMBS Interest-Only Strips accounted for as derivatives, included in MBS	—	—	7,297	7,297
Agency CMBS	—	1,343,149	—	1,343,149
Agency CMBS Interest-Only Strips accounted for as derivatives, included in MBS	—	3,908	—	3,908
Subtotal Agency MBS	—	1,347,057	19,108	1,366,165

Non-Agency RMBS	—	—	38,179	38,179
Non-Agency RMBS Interest-Only Strips	—	—	10,213	10,213
Non-Agency CMBS	—	172,724	—	172,724
Subtotal Non-Agency MBS	—	172,724	48,392	221,116

Other securities	—	41,399	17,380	58,779
Total mortgage-backed securities and other securities	—	1,561,180	84,880	1,646,060

Residential Whole Loans	—	—	1,267,163	1,267,163
Residential Bridge Loans	—	—	144,170	144,170
Securitized commercial loans	—	—	929,474	929,474
Commercial Loans	—	—	337,578	337,578
Derivative assets	—	5,826	—	5,826
Total Assets	$—	$1,567,006	$2,763,265	$4,330,271

Liabilities
Derivative liabilities	$—	$1,996	$—	$1,996
Securitized debt	—	846,679	3,769	850,448
Total Liabilities	$—	$848,675	$3,769	$852,444

	December 31, 2018
	Fair Value
	Level I	Level II	Level III	Total
Assets
Agency RMBS Interest-Only Strips	$—	$—	$12,135	$12,135
Agency RMBS Interest-Only Strips accounted for as derivatives, included in MBS	—	—	7,702	7,702
Agency CMBS	—	1,481,984	—	1,481,984
Agency CMBS Interest-Only Strips accounted for as derivatives, included in MBS	—	4,158	—	4,158
Subtotal Agency MBS	—	1,486,142	19,837	1,505,979

Non-Agency RMBS	—	—	39,026	39,026
Non-Agency RMBS Interest-Only Strips	—	—	11,529	11,529
Non-Agency CMBS	—	200,301	—	200,301
Subtotal Non-Agency MBS	—	200,301	50,555	250,856

Other securities	—	50,955	8,951	59,906
Total mortgage-backed securities and other securities	—	1,737,398	79,343	1,816,741

Residential Whole Loans	—	—	1,041,885	1,041,885
Residential Bridge Loans	—	—	211,999	211,999
Securitized commercial loan	—	—	1,013,511	1,013,511
Commercial Loans	—	—	216,123	216,123
Derivative assets	—	2,606	—	2,606
Total Assets	$—	$1,740,004	$2,562,861	$4,302,865

Liabilities
Derivative liabilities	$4,657	$5,473	$—	$10,130
Securitized debt	—	947,340	2,286	949,626
Total Liabilities	$4,657	$952,813	$2,286	$959,756

When available, the Company uses quoted market prices to determine the fair value of an asset or liability. If quoted market prices are not available, the Company will use independent pricing services and if the independent pricing service cannot price a particular asset or liability, the Company will obtain third party broker quotes.  The Manager’s pricing group, which functions independently from its portfolio management personnel, reviews the third party broker quotes by comparing the broker quotes for reasonableness to alternate sources when available.  If independent pricing services or third party broker quotes, are not available, the Company determines the fair value of the securities using valuation techniques that use, when possible, current market-based or independently-sourced market parameters, such as interest rates and when applicable, estimates of prepayments and credit losses.

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

Mortgage-backed securities and other securities

In determining the proper fair value hierarchy or level, the Company considers the amount of available observable market data for each security. Agency CMBS, given the amount of available observable market data, are classified in Level II.  For Agency IOs, Non-Agency RMBS, CMBS and other securities, to determine whether a security should be a Level II, the securities are grouped by security type and the Manager reviews the internal trade history, for the quarter, for each security type. If there is sufficient trade data above a predetermined threshold of a security type, the Manager determines it has sufficient observable market data and the security will be categorized as a Level II; otherwise, the security is classified as a Level III.

Values for the Company’s securities are based upon prices obtained from independent third party pricing services. The valuation methodology of the third party pricing services incorporates market information and commonly used market pricing methods, which include actual trades and quoted prices for similar or identical instrument, and are designed to produce a pricing process that is responsive to market conditions. Depending on the type of asset and the underlying collateral, the primary inputs to the model include yields for TBAs, Agency RMBS, the U.S. Treasury market and floating rate indices such as LIBOR, the Constant Maturity Treasury rate and the prime rate as a benchmark yield. In addition, the model may incorporate the current weighted average maturity and additional pool level information such as prepayment speeds, default frequencies and default severities, if applicable. When the third party pricing service cannot adequately price a particular security, the Company utilizes a broker’s quote which is reviewed for reasonableness by the Manager’s pricing group.

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

Derivatives

Values for the Company's derivatives are based upon prices from third party pricing services, whose pricing is subject to review by the Manager’s pricing committee. In valuing its over-the-counter interest rate derivatives, such as swaps and swaptions, its currency derivatives, such as swaps and forwards and credit derivatives such as total return swaps, the Company considers the creditworthiness of both the Company and its counterparties, along with collateral provisions contained in each derivative agreement, from the perspective of both the Company and its counterparties. No credit valuation adjustment was made in determining the fair value of interest rate and/or currency derivatives for the periods ended March 31, 2019 and December 31, 2018.

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
The following tables present a summary of the available quantitative information about the significant unobservable inputs used in the fair value measurement of financial instruments for which the Company has utilized Level III inputs to determine fair value as of March 31, 2019 and December 31, 2018 (dollars in thousands):

	Fair Value at			Range
	March 31, 2019	Valuation Technique	Unobservable Input	Minimum	Maximum		Weighted Average

Residential Whole-Loans	1,267,163	Discounted Cash Flow	Yield	1.8%	8.1%		5.3%
			Weighted Average Life	0.9	10.2		2.3
Residential Bridge Loans	144,170	Discounted Cash Flow	Yield	5.4%	341.4%	(1)	16.5%
			Weighted Average Life	0.8	1.4		0.4
Commercial Loans	337,578	Discounted Cash Flow	Yield	6.2%	9.2%		7.6%
			Weighted Average Life	0.7	2.7		1.9

	Fair Value at			Range
	December 31, 2018	Valuation Technique	Unobservable Input	Minimum	Maximum		Weighted Average

Residential Whole-Loans	1,041,885	Discounted Cash Flow	Yield	3.5%	7.9%		5.5%
			Weighted Average Life	0.8	10.3		2.8
Residential Bridge Loans	211,999	Discounted Cash Flow	Yield	5.6%	145.3%	(1)	11.3%
			Weighted Average Life	0.1	1.6		0.5
Commercial Loans	216,123	Discounted Cash Flow	Yield	6.7%	9.2%		7.6%
			Weighted Average Life	0.9	2.7		2.1

(1) Yield to maturity is the total return on the loan expressed as an annual rate. Delinquent Bridge loans that are nearing maturity and with fair value that is significantly less than the principal amount have a higher yield to maturity, some of which are greater than 100%.

The following tables present additional information about the Company’s financial instruments which are measured at fair value on a recurring basis for which the Company has utilized Level III inputs to determine fair value:

	Three months ended March 31, 2019
$ in thousands	Agency MBS	Non-Agency MBS	Other Securities	Residential Whole Loans	Residential Bridge Loans	Commercial Loans	Securitized commercial loans	Securitized debt
Beginning balance	$19,837	$50,555	$8,951	$1,041,885	$211,999	$216,123	$1,013,511	$2,286
Transfers into Level III from Level II	—	—	8,386	—	—	—	—	—
Transfers from Level III into Level II	—	—	—	—	—	—	—	—
Purchases	—	—	—	248,105	—	121,189	903,770	—
Sales and settlements	—	—	—	—	—	—	—	3,769
Principal repayments	—	(252)	—	(28,532)	(66,612)	(165)	(988,714)	—
Total net gains / losses included in net income
Realized gains/(losses), net on assets	—	—	—	—	(87)	—	—	—
Other than temporary impairment	(25)	(241)	—	—	—	—	—	—
Unrealized gains/(losses), net on assets(1)	387	(1,193)	121	5,886	(780)	223	1,349	—
Unrealized (gains)/losses, net on liabilities(2)	—	—	—	—	—	—	—	(1,970)
Premium and discount amortization, net	(1,091)	(477)	(78)	(181)	(350)	208	(442)	(316)
Ending balance	$19,108	$48,392	$17,380	$1,267,163	$144,170	$337,578	$929,474	$3,769

Unrealized gains/(losses), net on assets held at the end of the period(1)	$387	$(1,193)	$121	$6,108	$(780)	$223	$1,377	$—
Unrealized gains/(losses), net on liabilities held at the end of the period(2)	$—	$—	$—	$—	$—	$—	$—	$(28)

	Three months ended March 31, 2018
$ in thousands	Agency MBS	Non-Agency MBS	Other Securities	Residential Whole Loans	Residential Bridge Loans	Commercial Loans	Securitized commercial loan	Securitized debt
Beginning balance	$17,217	$8,735	$9,239	$237,423	$64,526	$—	$24,876	$10,945
Transfers into Level III from Level II	22,794	—	—	—	—	—	—	—
Transfers from Level III into Level II	(16,805)	—	—	—	—	—	—	(10,899)
Purchases	21,767	8,602	—	68,997	83,755	40,406	1,353,019	—
Sales and settlements	—	—	—	—	—	—	—	12
Principal repayments	(53)	—	(141)	(8,757)	(18,717)		(100)	(44)
Total net gains / losses included in net income			0
Realized (gains)/losses, net on liabilities	—	—	—	—	—	—	—	—
Other than temporary impairment	—	(29)	—	—	—	—	—	—
Unrealized gains/(losses), net on assets(1)	(101)	(2)	(29)	(798)	(56)	41	5,249	—
Unrealized (gains)/losses, net on liabilities(2)	—	—	—	—	—	—	—	(2)
Premium and discount amortization, net	(17)	(306)	44	(146)	(39)	8	—	—
Ending balance	$44,802	$17,000	$9,113	$296,719	$129,469	$40,455	$1,383,044	$12

Unrealized gains/(losses), net on assets held at the end of the period(1)	$257	$(2)	$(29)	$(652)	$77	$41	$5,249	$—
Unrealized gains/(losses), net on liabilities held at the end of the period(2)	$—	$—	$—	$—	$—	$—	$—	$—

(1)	Gains and losses are included in "Unrealized gain (loss), net" in the Consolidated Statements of Operations.

(2)
Gains and losses on securitized debt and derivative liability are included in "Unrealized gain (loss), net" and "Gain (loss) on derivative instruments, net" in the Consolidated Statements of Operations, respectively.

Transfers between hierarchy levels during operations for the three and three months ended March 31, 2019 and March 31, 2018 were based on the availability of sufficient observable inputs. Movements from Level II to Level III was based on the back-testing of historical sales transactions performed by the Manager, which did not provide sufficient observable data to meet Level II versus Level III criteria, resulting in the movement from Level II to Level III. Movements form Level III to Level II was based on information received from a third party pricing service which, along with the back-testing of historical sales transactions performed by the Manager, which provided the sufficient observable data for the movement from Level III to Level II. The Company did not have transfers between either Level I and Level II or Level I and Level III for the three months ended March 31, 2019 and March 31, 2018.

Other Fair Value Disclosures

Certain Residential Bridge Loans, repurchase agreement borrowings and convertible senior unsecured notes are not carried at fair value in the consolidated financial statements. The following table presents the carrying value and estimated fair value of the Company’s financial instruments that are not carried at fair value as of March 31, 2019 and December 31, 2018 in the consolidated financial statements (dollars in thousands):

	March 31, 2019		December 31, 2018
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets
Residential Bridge Loans	$7,877	$7,667	$9,720	$9,603
Total	$7,877	$7,667	$9,720	$9,603

Liabilities
Borrowings under repurchase agreements	$2,916,601	$2,928,615	$2,818,837	$2,823,615
Convertible senior unsecured notes	110,389	110,090	110,060	108,531
Total	$3,026,990	$3,038,705	$2,928,897	$2,932,146

"Due from counterparties" and "Due to counterparties" in the Company’s Consolidated Balance Sheets are reflected at cost which approximates fair value.

Residential Bridge Loans

Values for the Company's Bridge Loans are based upon prices obtained from an independent third party pricing service that specializes in loan valuation, utilizing a discounted cash flow valuation model that is calibrated to recent loan trade execution. Their valuation methodology incorporates commonly used market pricing methods, which include the inputs considered most significant to the determination of fair value of the Residential Bridge Loans. The key loan inputs include loan balance, interest rate, loan to value, FICO score, debt to income ratio and delinquencies. The assumption made by the independent third party pricing service includes the market discount rate, prepayment, default assumption and loss severity. The Company reviews the analysis provided by pricing service as well as the key assumptions made available to the company. Due to the inherent uncertainty of such valuation, the fair values established for residential loans held by the Company may differ from the fair values that would have been established if a readily available market existed for these loans. Accordingly, the Company's loans are classified as Level III.

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

Note 4 – Mortgage-Backed Securities and other securities

The following tables present certain information about the Company’s investment portfolio at March 31, 2019 and December 31, 2018 (dollars in thousands):

	March 31, 2019
	Principal Balance	Unamortized Premium (Discount), net	Discount Designated as Credit Reserve and OTTI	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Net Weighted Average Coupon
Agency RMBS Interest-Only Strips (2)	N/A	N/A	N/A	$10,801	$1,394	$(384)	$11,811	2.3%	(1)
Agency RMBS Interest-Only Strips, accounted for as derivatives (1) (2)	N/A	N/A	N/A	N/A	N/A	N/A	7,297	2.8%	(1)
Subtotal Agency RMBS	N/A	N/A	N/A	10,801	1,394	(384)	19,108	2.5%
Agency CMBS	1,306,099	5,759	—	1,311,858	35,506	(4,215)	1,343,149	3.3%
Agency CMBS Interest-Only Strips accounted for as derivatives(1) (2)	N/A	N/A	N/A	N/A	N/A	N/A	3,908	0.4%	(1)
Subtotal Agency CMBS	1,306,099	5,759	—	1,311,858	35,506	(4,215)	1,347,057	3.0%
Total Agency MBS	1,306,099	5,759	—	1,322,659	36,900	(4,599)	1,366,165	2.9%

Non-Agency RMBS	54,465	6,584	(23,223)	37,826	878	(525)	38,179	4.8%
Non-Agency RMBS Interest- Only Strips (1)	N/A	N/A	N/A	10,423	7	(217)	10,213	0.6%	(1)
Subtotal Non-Agency RMBS	54,465	6,584	(23,223)	48,249	885	(742)	48,392	1.0%
Non-Agency CMBS	211,344	(17,891)	(19,679)	173,774	3,214	(4,264)	172,724	6.0%
Total Non-Agency MBS	265,809	(11,307)	(42,902)	222,023	4,099	(5,006)	221,116	2.4%

Other securities (3)	46,800	(1,664)	(7,185)	53,475	5,304	—	58,779	8.1%
Total	$1,618,708	$(7,212)	$(50,087)	$1,598,157	$46,303	$(9,605)	$1,646,060	2.8%

	December 31, 2018
	Principal Balance	Unamortized Premium (Discount), net	Discount Designated as Credit Reserve and OTTI	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Net Weighted Average Coupon
Agency RMBS Interest-Only Strips (1)	N/A	N/A	N/A	$11,480	$1,062	$(407)	$12,135	2.2%	(1)
Agency RMBS Interest-Only Strips, accounted for as derivatives (1) (2)	N/A	N/A	N/A	N/A	N/A	N/A	7,702	2.9%	(1)
Subtotal Agency RMBS	—	—	—	11,480	1,062	(407)	19,837	2.5%
Agency CMBS	1,493,675	5,820	—	1,499,495	12,083	(29,594)	1,481,984	3.3%
Agency CMBS Interest-Only Strips(1)	N/A	N/A	N/A	—	—	—	—	—%	(1)
Agency CMBS Interest-Only Strips accounted for as derivatives (1) (2)	N/A	N/A	N/A	N/A	N/A	N/A	4,158	0.4%	(1)
Subtotal Agency CMBS	1,493,675	5,820	—	1,499,495	12,083	(29,594)	1,486,142	3.0%
Total Agency MBS	1,493,675	5,820	—	1,510,975	13,145	(30,001)	1,505,979	2.9%

Non-Agency RMBS	54,887	6,909	(23,731)	38,065	961	—	39,026	4.8%
Non-Agency RMBS Interest- Only Strips (1)	N/A	N/A	N/A	11,154	382	(7)	11,529	0.6%	(1)
Subtotal Non-Agency RMBS	54,887	6,909	(23,731)	49,219	1,343	(7)	50,555	1.0%
Non-Agency CMBS	240,431	(20,317)	(22,189)	197,925	5,021	(2,645)	200,301	5.9%
Total Non-Agency MBS	295,318	(13,408)	(45,920)	247,144	6,364	(2,652)	250,856	2.4%

Other securities (3)	47,042	(1,129)	(7,603)	55,284	5,012	(390)	59,906	9.0%
Total	$1,836,035	$(8,717)	$(53,523)	$1,813,403	$24,521	$(33,043)	$1,816,741	2.9%

(1)
IOs and IIOs have no principal balances and bear interest based on a notional balance.  The notional balance is used solely to determine interest distributions on interest-only class of securities.  At March 31, 2019, the notional balance for Agency RMBS IOs and IIOs, Non-Agency RMBS IOs and IIOs, Agency RMBS IOs and IIOs, accounted for as derivatives and Agency CMBS IOs and IIOs, accounted for as derivatives was $151.3 million, $508.2 million, $84.2 million and $171.3 million, respectively.  At December 31, 2018, the notional balance for Agency RMBS IOs and IIOs, Non-Agency RMBS IOs and IIOs, Agency RMBS IOs and IIOs, accounted for as derivatives and Agency CMBS IOs and IIOs, accounted for as derivatives was $158.8 million, $519.9 million, $89.8 million, and $172.2 million, respectively.

(2)	Interest on these securities is reported as a component of "Gain (loss) on derivative instruments, net" in the Consolidated Statements of Operations.

(3)
Other securities include residual interests in asset-backed securities which have no principal balance and an amortized cost of approximately $15.5 million and $17.0 million, as of March 31, 2019 and December 31, 2018, respectively.

As of March 31, 2019 and December 31, 2018 the weighted average expected remaining term of the MBS and other securities investment portfolio was 8.5 years and 8.5 years, respectively.

The following tables present the changes in the components of the Company’s purchase discount and amortizable premium on its Non-Agency RMBS, Non-Agency CMBS and other securities for the three months ended March 31, 2019 and March 31, 2018 (dollars in thousands):

	Three months ended March 31, 2019			Three months ended March 31, 2018
	Discount Designated as Credit Reserve and OTTI	Accretable Discount(1)	Amortizable Premium(1)	Discount Designated as Credit Reserve and OTTI	Accretable Discount(1)	Amortizable Premium(1)
Balance at beginning of period	$(53,523)	$(29,465)	$14,928	$(72,915)	$(68,438)	$20,872
Accretion of discount	—	1,277	—	—	2,383	—
Amortization of premium	—	—	(481)	—	—	(141)
Realized credit losses	3,001	—	—	126	—	—
Purchases	—	—	—	(7,182)	(6,473)	435
Sales	2,694	—	(523)	2,574	787	(130)
Net impairment losses recognized in earnings	(966)	—	—	(2,746)	—	—
Transfers/release of credit reserve(2)	(1,293)	556	737	669	(1,127)	458
Balance at end of period	$(50,087)	$(27,632)	$14,661	$(79,474)	$(72,868)	$21,494

(1)	Together with coupon interest, accretable purchase discount and amortizable premium is recognized as interest income over the life of the security.

(2)	Subsequent reductions of a security’s non-accretable discount results in a corresponding reduction in its amortizable premium.

The following tables present the fair value and contractual maturities of the Company’s investment securities at March 31, 2019 and December 31, 2018 (dollars in thousands):

	March 31, 2019
	< or equal to 10 years	> 10 years and < or equal to 20 years	> 20 years and < or equal to 30 years	> 30 years	Total
Agency RMBS Interest-Only Strips	$3,265	$2,718	$5,828	$—	$11,811
Agency RMBS Interest-Only Strips, accounted for as derivatives	956	4,005	2,336	—	7,297
Agency CMBS	1,090,428	252,721	—	—	1,343,149
Agency CMBS Interest-Only Strips accounted for as derivatives	—	—	—	3,908	3,908
Subtotal Agency	1,094,649	259,444	8,164	3,908	1,366,165

Non-Agency RMBS	—	—	8,660	29,519	38,179
Non-Agency RMBS Interest- Only Strips	—	—	3,604	6,609	10,213
Non-Agency CMBS	28,758	52,818	70,927	20,221	172,724
Subtotal Non-Agency	28,758	52,818	83,191	56,349	221,116

Other securities	20,729	12,740	—	25,310	58,779
Total	$1,144,136	$325,002	$91,355	$85,567	$1,646,060

	December 31, 2018
	< or equal to 10 years	> 10 years and < or equal to 20 years	> 20 years and < or equal to 30 years	> 30 years	Total
Agency RMBS Interest-Only Strips	$3,577	$2,402	$6,156	$—	$12,135
Agency RMBS Interest-Only Strips, accounted for as derivatives	1,089	4,053	2,560	—	7,702
Agency CMBS	1,101,820	380,164	—	—	1,481,984
Agency CMBS Interest-Only Strips accounted for as derivatives	—	—	—	4,158	4,158
Subtotal Agency	1,106,486	386,619	8,716	4,158	1,505,979

Non-Agency RMBS	—	—	8,540	30,486	39,026
Non-Agency RMBS Interest- Only Strips	—	—	4,310	7,219	11,529
Non-Agency CMBS	28,754	53,653	72,921	44,973	200,301
Subtotal Non-Agency	28,754	53,653	85,771	82,678	250,856

Other securities	7,698	26,020	—	26,188	59,906
Total	$1,142,938	$466,292	$94,487	$113,024	$1,816,741

The following tables present the gross unrealized losses and estimated fair value of the Company’s MBS and other securities by length of time that such securities have been in a continuous unrealized loss position at March 31, 2019 and December 31, 2018 (dollars in thousands):

	March 31, 2019
	Less than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Agency RMBS Interest-Only Strips	$1,285	$(58)	4	$4,868	$(326)	11	$6,153	$(384)	15
Agency CMBS	—	—	—	368,064	(4,215)	30	368,064	(4,215)	30
Subtotal Agency	1,285	(58)	4	372,932	(4,541)	41	374,217	(4,599)	45

Non-Agency RMBS	13,084	(525)	1	—	—	—	13,084	(525)	1
Non-Agency RMBS Interest-Only Strips	4,286	(217)	3	—	—	—	4,286	(217)	3
Non-Agency CMBS	36,738	(387)	12	47,263	(3,877)	6	84,001	(4,264)	18
Subtotal Non-Agency	54,108	(1,129)	16	47,263	(3,877)	6	101,371	(5,006)	22
Total	$55,393	$(1,187)	20	$420,195	$(8,418)	47	$475,588	$(9,605)	67

	December 31, 2018
	Less than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Agency RMBS Interest-Only Strips	$3,277	$(124)	7	$3,917	$(283)	9	$7,194	$(407)	16
Agency CMBS	29,413	(307)	3	879,549	(29,287)	72	908,962	(29,594)	75
Subtotal Agency	32,690	(431)	10	883,466	(29,570)	81	916,156	(30,001)	91

Non-Agency RMBS	—	—	—	500	—	1	500	—	1
Non-Agency RMBS Interest-Only Strips	957	(7)	2	—	—	—	957	(7)	2
Non-Agency CMBS	65,339	(712)	7	19,323	(1,933)	3	84,662	(2,645)	10
Subtotal Non-Agency	66,296	(719)	9	19,823	(1,933)	4	86,119	(2,652)	13

Other securities	15,208	(390)	2	—	—	—	15,208	(390)	2
Total	$114,194	$(1,540)	21	$903,289	$(31,503)	85	$1,017,483	$(33,043)	106

     At March 31, 2019, the Company did not intend to sell any of its MBS and other securities that were in an unrealized loss position, and it is "more likely than not" that that Company will not be required to sell these MBS and other securities before recovery of their amortized cost basis, which may be at their maturity date.

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

The following table presents the OTTI the Company recorded on its securities portfolio (dollars in thousands):

	Three months ended March 31, 2019	Three months ended March 31, 2018
Agency RMBS	$25	$142
Non-Agency RMBS	241	91
Non-Agency CMBS	966	2,683
Total	$1,232	$2,916

The following tables present components of interest income on the Company’s MBS and other securities for the three months ended March 31, 2019 and March 31, 2018, respectively (dollars in thousands):

	For the three months ended March 31, 2019			For the three months ended March 31, 2018
	Coupon Interest	Net (Premium Amortization/Amortization Basis) Discount Amortization	Interest Income	Coupon Interest	Net (Premium Amortization/Amortization Basis) Discount Amortization	Interest Income
Agency RMBS	$871	$(655)	$216	$7,124	$(1,269)	$5,855
Agency CMBS	10,989	(56)	10,933	15,998	120	16,118
Non-Agency RMBS	1,207	(477)	730	1,420	132	1,552
Non-Agency CMBS	3,111	924	4,035	4,813	1,896	6,709
Other securities	2,889	(1,591)	1,298	3,756	(1,362)	2,394
Total	$19,067	$(1,855)	$17,212	$33,111	$(483)	$32,628

The following tables present the sales and realized gain (loss) of the Company’s MBS and other securities for the three months ended March 31, 2019 and March 31, 2018, respectively (dollars in thousands):

	For the three months ended March 31, 2019				For the three months ended March 31, 2018
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Agency RMBS	$—	$—	$—	$—	$1,250	$18	$—	$18
Agency CMBS	206,710	—	(4,189)	(4,189)	—	—	—	—
Non-Agency RMBS	—	—	—	—	4,200	894	—	894
Non-Agency CMBS	9,000	—	(829)	(829)	6,321	61	(398)	(337)
Total	$215,710	$—	$(5,018)	$(5,018)	$11,771	$973	$(398)	$575

Unconsolidated CMBS VIEs

The Company’s economic interests held in unconsolidated CMBS VIEs are limited in nature to those of a passive holder of CMBS issued by securitization trusts; the Company was not involved in the design or creation of the securitization trusts. The Company evaluates its CMBS holdings, for potential consolidation of the securitized trust, in which it owns the most subordinate tranche or a portion of the controlling class. As of March 31, 2019 and December 31, 2018, the Company held seven variable interest in CMBS VIEs in which it either owned the most subordinate class or a portion of the controlling class. The Company determined it was not the primary beneficiary and accordingly, the CMBS VIEs were not consolidated in the Company’s consolidated financial statements. As of March 31, 2019 and December 31, 2018, the Company’s maximum exposure to loss from these variable interests did not exceed the carrying value of these investments of $118.1 million and $118.4 million. These investments are classified in "Non-Agency mortgage-backed securities, at fair value" in the Company’s Consolidated Balance Sheets. Further, as of March 31, 2019 and December 31, 2018, the Company did not guarantee any obligations of unconsolidated entities or enter into any commitment or intent to provide funding to any such entities.

Note 5 — Residential Whole Loans and Bridge Loans

Residential Whole-Loan Trust

The consolidated financial statements include the consolidation of Revolving Mortgage Investment Trust 2015-1QR2 ("RMI 2015 Trust") since it met the definition of a VIE and the Company determined that it was the primary beneficiary of the trust because it was involved in the design of the trust, has oversight rights on defaulted assets and has other significant decision making powers. In addition, the Company has the obligation to absorb losses to the extent of its ownership interest and the right to receive benefits from the trust that could potentially be significant to the trust.  RMI 2015 Trust has issued a trust certificate that is wholly owned by the Company and represents the entire beneficial interest in pools of Non-QM Residential Whole Loans and the Commercial Loan held by the trust. In February 2019, the commercial loan was transferred out RMI 2015 Trust into WMC CRE LLC. Refer to Note 6 - "Commercial Loans" for details on this commercial real estate mortgage loan.

As of March 31, 2019 and December 31, 2018, the Company financed the trust certificate with $693.0 million and $618.7 million, respectively, of repurchase agreement borrowings, which is a liability held outside the trust. The Company classifies the underlying Residential Whole Loans owned by the trust in "Residential Whole Loans, at fair value" in the Consolidated Balance Sheets and has eliminated the intercompany trust certificate in consolidation.

In August 2018, the Company formed Revolving Mortgage Investment Trust 2018-RCR ("RCR Trust") to acquire conforming Residential Whole Loans. The Company determined that RCR Trust was a VIE and that the Company was the primary beneficiary of the trust because it was involved in the design of the trust of the trust, has oversight rights on defaulted assets and has other significant decision making powers. In addition, the Company has the obligation to absorb losses to the extent of its ownership interest and the right to receive benefits from the trust that could potentially be significant to the trust. As of March 31, 2019 and December 31, 2018, the Company financed the trust certificate with $243.5 million and $250.4 million, respectively, of repurchase agreement borrowings, which is a liability held outside the trust. The Company classifies the underlying conforming mortgages owned by the trust in "Residential Whole Loans, at fair value" in the Consolidated Balance Sheets. The Company has eliminated the intercompany trust certificate in consolidation.

In September 2018, the Company formed Revolving Mortgage Investment Trust 2018-RNR ("RNR Trust") to acquire Non-QM Residential Whole Loans. The Company determined that RNR Trust was a VIE and that the Company was the primary beneficiary because it was involved in the design of the trust, has oversight rights on defaulted assets and has other significant decision making powers. In addition, the Company has the obligation to absorb losses to the extent of its ownership interest and the right to receive benefits from the trust that could potentially be significant to the trust. As of March 31, 2019 and December 31, 2018, the Company financed the trust certificate with $189.5 million and $15.1 million, respectively, of repurchase agreement borrowings, which is a liability held outside the trust. The Company classifies the underlying Non-QM Residential Whole Loans in "Residential Whole Loans, at fair value" in the Consolidated Balance Sheets. The Company has eliminated the intercompany trust certificate in consolidation.

Residential Bridge Loan Trust

In February 2017, The Company formed Revolving Mortgage Investment Trust 2017-BRQ1 ("RMI 2017 Trust") and acquired the trust certificate, which represents the entire beneficial interest in pools of Residential Bridge Loans and certain Residential Whole Loans held by the trust. Residential Bridge Loans are mortgage loans secured by residences, typically short-term. The Company determined that RMI Trust was a VIE and that the Company was the primary beneficiary because it was involved in the design of the trust, has oversight rights on defaulted assets and has other significant decision making powers. In addition, the Company has the obligation to absorb losses to the extent of its ownership interest and the right to receive benefits from the trust that could potentially be significant to the trust. As of March 31, 2019 and December 31, 2018, the Company financed the trust certificate with $142.6 million and $207.5 million, respectively, of repurchase agreement borrowings, which is a liability held outside the trust. The Company classifies both the underlying Residential Bridge Loans carried at amortized cost and the Residential Bridge Loans that it elected the fair value option in "Residential Bridge Loans" and the Residential Whole Loans in "Residential Whole Loans, at fair value" in the Consolidated Balance Sheets. The Company has eliminated the intercompany trust certificate in consolidation.

Consolidated Residential Whole-Loan and Residential Bridge Loan Trusts

The Company assesses modifications to VIEs on an ongoing basis to determine if a significant reconsideration event has occurred that would change the Company’s initial consolidation assessment.  The three consolidated Residential Whole-Loan trusts collectively hold 3,209 Residential Whole Loans and the consolidated Bridge Loan Trust holds 341 Residential Bridge Loans and 12 Residential Whole Loans as of March 31, 2019.

The following table presents a summary of the assets and liabilities of the consolidated residential whole loan trusts and residential bridge loan trust included in the Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018 (dollars in thousands):

	March 31, 2019	December 31, 2018
Cash and cash equivalents	$3,089	$674
Residential Whole Loans, at fair value ($1,267,163 and $1,041,885 pledged as collateral, at fair value, respectively)	1,267,163	1,041,885
Residential Bridge Loans ($143,352 and $211,766 at fair value and $151,228 and $221,486 pledged as collateral, respectively)	151,228	221,486
Commercial loan, at fair value	—	30,000
Investment related receivable	32,441	42,945
Interest receivable	12,560	11,807
Other assets	155	178
Total assets	$1,466,636	$1,348,975
Accounts payable and accrued expenses	$601	$677
Other liabilities	56	225
Total liabilities	$657	$902

The Company’s risk with respect to its investment in each residential loan trust is limited to its direct ownership in the trust. The Residential Whole Loans, Residential Bridge Loans and Commercial Loan held by the consolidated trusts are held solely to satisfy the liabilities of the trust, and creditors of the trust have no recourse to the general credit of the Company. The Company is not contractually required and has not provided any additional financial support to the trusts for the three months ended March 31, 2019 and March 31, 2018.

The following table presents the components of the carrying value of Residential Whole Loans and Residential Bridge Loans as of March 31, 2019 and December 31, 2018 (dollars in thousands):

	Residential Whole Loans, at Fair Value		Residential Bridge Loans, at Fair Value(1)		Residential Bridge Loans, at Amortized Cost(1)
	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Principal balance	$1,238,461	$1,023,524	$145,806	$212,491	$8,061	$9,766
Unamortized premium	22,308	17,629	512	1,164	11	16
Unamortized discount	(3,371)	(3,145)	(118)	(316)	(37)	(62)
Amortized cost	1,257,398	1,038,008	146,200	213,339	8,035	9,720
Gross unrealized gains	12,822	7,573	151	212	N/A	N/A
Gross unrealized losses	(3,057)	(3,696)	(2,181)	(1,552)	N/A	N/A
Fair value	$1,267,163	$1,041,885	$144,170	$211,999	N/A	N/A

(1) These loans are classified in "Residential Bridge Loans" in the Consolidated Balance Sheets.

Residential Whole Loans

The Residential Whole Loans have low LTV's and are comprised of 2,351 non-qualifying adjustable rate mortgages, 858 conforming fixed rate mortgages and 12 investor fixed rate mortgages.  The following tables present certain information about the Company’s Residential Whole-Loan investment portfolio at March 31, 2019 and December 31, 2018 (dollars in thousands):

March 31, 2019
			Weighted Average
Current Coupon Rate	Number of Loans	Principal Balance	Original LTV	Original FICO Score(1)	Expected Life (years)	Contractual Maturity (years)	Coupon Rate
3.01 – 4.00%	64	$21,434	61.6%	738	5.3	28.8	3.9%
4.01– 5.00%	1,335	464,936	62.4%	739	2.7	28.8	4.8%
5.01 – 6.00%	1,748	722,993	63.2%	733	2.1	28.6	5.5%
6.01 – 7.00%	72	28,650	60.5%	730	1.7	26.6	6.1%
7.01 - 8.00%	1	355	70.0%	777	1.6	28.8	7.2%
8.01 - 9.00%	1	93	70.0%	689	1.6	28.8	8.4%
Total	3,221	$1,238,461	62.8%	735	2.4	28.6	5.2%

(1)
The original FICO score is not available for 288 loans with a principal balance of approximately $97.9 million at March 31, 2019. The Company has excluded these loans from the weighted average computations.

December 31, 2018
			Weighted Average
Current Coupon Rate	Number of Loans	Principal Balance	Original LTV	Original FICO Score(1)	Expected Life (years)	Contractual Maturity (years)	Coupon Rate
3.01 – 4.00%	66	$22,046	61.6%	738	6.5	29.0	3.9%
4.01– 5.00%	1,395	490,073	62.3%	739	3.0	29.0	4.8%
5.01 – 6.00%	1,283	496,722	62.7%	727	2.5	28.5	5.4%
6.01 – 7.00%	37	14,589	59.5%	731	1.5	24.8	6.2%
7.01 - 8.00%	1	94	70.0%	689	1.8	29.1	8.0%
Total	2,782	$1,023,524	62.4%	733	2.8	28.7	5.1%

(1)
The original FICO score is not available for 274 loans with a principal balance of approximately $93.2 million at December 31, 2018. The Company has excluded these loans from the weighted average computations.

The following table presents the various states across the United States in which the collateral securing the Company’s Residential Whole Loans at March 31, 2019 and December 31, 2018, based on principal balance, is located (dollars in thousands):

March 31, 2019			December 31, 2018
State	State Concentration	Principal Balance	State	State Concentration	Principal Balance
California	71.2%	$881,928	California	67.1%	$686,275
New York	14.0%	172,913	New York	17.1%	175,390
Georgia	2.3%	28,738	Georgia	2.6%	26,918
Florida	2.3%	28,109	Massachusetts	2.1%	21,197
New Jersey	1.8%	22,135	Florida	1.9%	19,942
Other	8.4%	104,638	Other	9.2%	93,802
Total	100.0%	$1,238,461	Total	100.0%	$1,023,524

Residential Bridge Loans

The Residential Bridge Loans are comprised of short-term non-owner occupied fixed rate loans secured by single or multi-unit residential properties, with LTVs generally not to exceed 85%. The following tables present certain information about the Company’s Residential Bridge Loan investment portfolio at March 31, 2019 and December 31, 2018 (dollars in thousands):

March 31, 2019
			Weighted Average
Current Coupon Rate	Number of Loans	Principal Balance	Original LTV	Contractual Maturity (months)	Coupon Rate
6.01 – 7.00%	5	$1,773	51.4%	1.4	7.0%
7.01 – 8.00%	55	35,312	70.9%	4.9	7.7%
8.01 – 9.00%	119	60,054	72.9%	4.7	8.7%
9.01 – 10.00%	101	39,780	73.8%	3.4	9.8%
10.01 – 11.00%	29	7,034	73.7%	2.2	10.7%
11.01 – 12.00%	19	4,730	62.8%	2.0	11.3%
12.01 – 13.00%	8	2,271	77.0%	3.0	12.9%
17.01 – 18.00%	9	2,913	73.6%	3.2	18.0%
Total	345	$153,867	72.2%	4.2	9.1%

December 31, 2018
			Weighted Average
Current Coupon Rate	Number of Loans	Principal Balance	Original LTV	Contractual Maturity (months)	Coupon Rate
6.01 - 7.00%	8	$3,169	60.4%	1.1	6.7%
7.01 – 8.00%	95	53,911	73.1%	6.3	7.8%
8.01 – 9.00%	180	86,764	72.3%	5.6	8.7%
9.01 – 10.00%	143	53,804	74.0%	4.5	9.7%
10.01 – 11.00%	43	10,150	72.7%	4.0	10.7%
11.01 – 12.00%	28	8,274	69.8%	4.5	11.4%
12.01 – 13.00%	11	2,743	75.8%	5.2	12.8%
13.01 – 14.00%	1	88	65.0%	4.0	14.0%
17.01 – 18.00%	11	3,354	73.7%	2.3	18.0%
Total	520	$222,257	72.7%	5.3	9.1%

The following table presents the U.S. states in which the collateral securing the Company’s Residential Bridge Loans at March 31, 2019 and December 31, 2018, based on principal balance, is located (dollars in thousands):

March 31, 2019			December 31, 2018
State	Concentration	Principal Balance	State	Concentration	Principal Balance
California	50.6%	$77,901	California	53.9%	$119,761
New York	11.2%	17,190	New York	9.5%	21,160
Washington	8.4%	12,866	Washington	6.6%	14,711
Florida	5.2%	7,961	Florida	5.7%	12,672
New Jersey	4.9%	7,589	New Jersey	4.7%	10,419
Other	19.7%	30,360	Other	19.6%	43,534
Total	100.0%	$153,867	Total	100.0%	$222,257

Non-performing Loans

Residential Whole Loans

As of March 31, 2019 and December 31, 2018, there were no Residential Whole-Loans in non-accrual status.

Residential Bridge Loans

As of March 31, 2019, there were 6 Residential Bridge Loans carried at amortized cost in non-accrual status with an unpaid principal balance of approximately $3.3 million and 30 Residential Bridge Loans carried at fair value in non-accrual status with an unpaid principal balance of approximately $11.3 million. These nonperforming loans represent approximately 9.5% of the total outstanding principal balance. These loans are collateral dependent with a weighted average original LTV of 72%. As of December 31, 2018, there were 3 Residential Bridge Loans carried at amortized cost in non-accrual status with an unpaid principal balance of approximately $1.1 million and 9 Residential Bridge Loans carried at fair value in non-accrual status with an unpaid principal balance of $4.0 million. These nonperforming loans represented approximately 2.3% of the total outstanding principal balance. These loans are collateral dependent with a weighted average original LTV of 70%. No allowance or provision for credit losses for loans carried at amortized costs was recorded as of and for the three months ended March 31, 2019 and March 31, 2018 since the fair value of the collateral balance less the cost to sell was in excess of the outstanding principal and interest balances. No allowance or provision for credit losses was recorded for loans carried at fair value as of and for the three months ended March 31, 2019 and March 31, 2018, since the valuation adjustment, if any, would be reflected in the fair value of these loans. The Company stopped accruing interest income for these loan when they became contractually 90 days delinquent.

Note 6 — Commercial Loans

Securitized Commercial Loans

Securitized commercial loans is comprised of commercial loans from consolidated third party sponsored CMBS VIE's. At March 31, 2019, the Company had variable interests in two CMBS VIEs, CMSC Trust 2015 - Longhouse MZ and RETL 2019- RVP, that it determined it was the primary beneficiary and was required to consolidate. The commercial loans that serve as collateral for the securitized debt issued by these VIE's can only be used to settle the securitized debt. Refer to Note 7 - "Financings" for details on the associated securitized debt. The Company assesses modifications to VIEs on an ongoing basis to determine if a significant reconsideration event has occurred that would change the Company’s initial consolidation assessment.

CMSC Trust 2015 - Longhouse MZ

In November 2015, the Company acquired a $14.0 million interest in the trust certificate issued by CMSC Trust 2015 - Longhouse MZ (“CMSC Trust”), with an outstanding balance of $13.6 million and a fair value of $13.7 million at March 31, 2019. The Company determined that CMSC Trust was a VIE and that the Company was the primary beneficiary because it was involved in certain aspects of the design of the trust, has certain oversight rights on defaulted assets and has other significant decision making powers. In addition, the Company has the obligation to absorb losses to the extent of its ownership interest and the right to receive benefits from the trust that the Company believes could potentially be significant to the trust. As the primary beneficiary, the Company was required to consolidate CMSC Trust and accordingly its investment in CMSC Trust was eliminated in consolidation. The CMSC Trust holds a $24.4 million mezzanine loan collateralized by interests in commercial real estate.  The mezzanine loan serves as collateral for the $24.4 million of trust certificates issued. Refer to Note 7 - "Financings" for details on the associated securitized debt.

RETL 2019-RVP and RETL 2018-RVP

In March 2018, the Company acquired a $67.8 million interest in the trust certificate issued by RETL 2018-RVP (“RETL 2018 Trust”), which represents the 5% eligible horizontal residual interest under the Credit Risk Retention Rules of Section 15G of the Exchange Act. Under the credit risk retention rules, the Company must retain its investment for five years and is limited in its ability to finance and hedge its investment. The trust certificate's pass-through rate is one month LIBOR plus 9.5%. The Company determined that RETL 2018 Trust was a VIE and that the Company was the primary beneficiary because the Manager was involved in certain aspects of the design of the trust and the Company together with other related party entities own more than 50% of the controlling class. The owner of 50% or more of the controlling class has certain oversight rights on defaulted assets and has other significant decision making powers. In addition, the Company has the obligation to absorb losses to the extent of its ownership interest from the trust that the Company believes could potentially be significant to the trust. As the primary beneficiary, the Company consolidated RETL 2018 and its investment in RETL 2018 was eliminated in the consolidation.

In March 2019, the outstanding principal balance of the securitized debt issued by RETL 2018 Trust was paid in full. In March 2019, the Company acquired a $65.3 million interest in the trust certificates issued by the new securitization RETL 2019-RVP ("RETL 2019 Trust"), including $45.3 million which represents the 5% eligible risk retention certificate. The Company determined that RETL 2019 Trust was a VIE and that the Company was also the primary beneficiary because the Manager was involved in certain aspects of the design of the trust and the Company together with other related party entities own more than 50% of the controlling class. As the primary beneficiary, the Company consolidated RETL 2019 Trust and its investment in RETL 2019 Trust was eliminated in the consolidation. The RETL 2019 Trust holds a commercial loan collateralized by first mortgages, deeds of trusts and interests in commercial real estate. The outstanding principal balance on this commercial loan is $900.0 million as of March 31, 2019. The loan's stated maturity date is March 15, 2021 (subject to the borrower's option to extend the initial stated maturity date for two successive one-year terms) and bears an interest rate of one month LIBOR plus 2.30%.

Commercial Loans

In January 2019, WMC CRE LLC ("CRE LLC"), which is a wholly-owned subsidiary of the Company, and WMC CRE Mezzanine Loan Subsidiary LCC ("CRE Mezz"), which is a wholly-owned subsidiary of CRE, were formed for the purpose of acquiring commercial loans.

The following table presents the commercial loans held by CRE LLC and CRE Mezz as of March 31, 2019 (dollars in thousands):

Loan	Acquisition Date	Loan Type	Principal Balance	Fair Value	LTV	Interest Rate	Maturity Date	Extension Option	Collateral
CRE 1	March 2018	Interest-Only Mezzanine loan	$20,000	$20,000	71%	1-Month LIBOR plus 6.5%	12/9/2019	Three One-Year Extensions	Hotel
CRE 2	June 2018	Interest-Only First Mortgage	30,000	30,000	65%	1-Month LIBOR plus 4.5%	6/9/2020	One-Year Extension	Hotel
CRE 3	February 2019	Principal & Interest First Mortgage	75,834	75,834	63%	1-Month LIBOR plus 7.0%	1/9/2021	One-Year Extension	Health Care and Rehabilitation Centers
			$125,834	$125,834

Commercial Loan Trust

In March 2018, the Company formed the Revolving Small Balance Commercial Trust 2018-1 ("RSBC Trust") to acquire commercial real estate mortgage loans. The Company determined that the wholly owned RSBC Trust was a VIE and that the Company was the primary beneficiary because it was involved in the design of the trust and holds significant decision making powers. In addition, the Company has the obligation to absorb losses to the extent of its ownership interest and the right to receive benefits from the trust that could potentially be significant to the trust. As of March 31, 2019, the Company financed the trust certificate with $137.8 million of repurchase agreement borrowings, which is a liability held outside the trust.

The following table presents the commercial real estate loans held by RSBC Trust as of March 31, 2019 (dollars in thousands):

	Acquisition Date	Loan Type	Principal Balance	Fair Value	LTV	Interest Rate	Maturity Date	Extension Option	Collateral
SBC 1	July 2018	Interest-Only First Mortgage	$45,187	$45,187	74%	One-Month LIBOR plus 4.25% (1)	7/6/2020	Two One-Year Extensions	Nursing Facilities
SBC 2	September and October 2018 (4)	Interest-Only First Mortgage	115,500	115,212	78%	One-Month LIBOR plus 5.3% (2)	9/6/2021	One-Year Extension	Assisted Care Living Facilities
SBC 3	November 2018	Interest-Only First Mortgage	5,745	5,745	59%	One-Month LIBOR plus 5.25%	12/1/2020	One-Year Extension	Nursing Facilities
SBC 4	January 2019	Interest-Only First Mortgage	13,600	13,600	84%	One-Month LIBOR plus 4.0% (3)	12/1/2021	One-Year Extension	Apartment Complex
SBC 5	January 2019	Interest-Only First Mortgage	32,000	32,000	49%	One-Month LIBOR plus 4.1%	7/6/2021	None	Nursing Facilities
			$212,032	$211,744

(1) Subject to LIBOR floor of 1.25%.
(2) Subject to LIBOR floor of of 1.9% and LIBOR cap of 3.5%.
(3) Subject to LIBOR floor of 2%.
(4) Acquired $49.6 million of the loan in September 2018 and the remaining $65.9 million in October 2018

Consolidated Securitized Commercial Loan Trusts and Commercial Loan Trust

The Company assesses modifications to VIEs on an ongoing basis to determine if a significant reconsideration event has occurred that would change the Company’s initial consolidation assessment.  The three consolidated trusts, CMSC Trust, RETL 2019 Trust and RSBC Trust collectively hold seven commercial loans as of March 31, 2019.

The following table presents a summary of the assets and liabilities of the three consolidated trusts included in the Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018 (dollars in thousands):

	March 31, 2019	December 31, 2018
Cash	$420	$—
Restricted cash	71,178	55,808
Securitized commercial loans, at fair value	929,474	1,013,511
Commercial Loans, at fair value	211,744	166,123
Interest receivable	1,732	3,733
Total assets	$1,214,548	$1,239,175
Securitized debt, at fair value	$850,448	$949,626
Interest payable	378	2,419
Accounts payable and accrued expenses	32	31
Other liabilities	71,178	55,808
Total liabilities	$922,036	$1,007,884

The Company’s risk with respect to its investment in each commercial loan trust is limited to its direct ownership in the trust. The commercial loans held by the consolidated trusts are held solely to satisfy the liabilities of the trust, and creditors of the trust have no recourse to the general credit of the Company. The assets of a consolidated trust can only be used to satisfy the obligations of that trust. The Company is not contractually required and has not provided any additional financial support to the trusts for the three months ended March 31, 2019 and March 31, 2018.

The following table presents the components of the carrying value of the commercial real estate loans as of March 31, 2019 and December 31, 2018 (dollars in thousands):

	CMSC Trust Securitized Commercial Loan, at Fair Value		RETL Trust Securitized Commercial Loan, at Fair Value		RSBC Trust Commercial Loans, at Fair Value		Commercial Loans, at Fair Value
	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Principal balance	$24,352	$24,456	$900,000	$988,609	$212,032	$166,432	$125,834	$50,000
Unamortized premium	—	—	3,758	431	—	—	—	—
Unamortized discount	—	—	—	—	(799)	(736)	(343)	(205)
Amortized cost	24,352	24,456	903,758	989,040	211,233	165,696	125,491	49,795
Gross unrealized gains	65	—	1,299	29	511	427	343	205
Gross unrealized losses	—	(14)	—	—	—	—	—	—
Fair value	$24,417	$24,442	$905,057	$989,069	$211,744	$166,123	$125,834	$50,000

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

     Certain of the repurchase agreements provide the counterparty with the right to terminate the agreement if the Company does not maintain certain equity and leverage metrics, the most restrictive of which include a limit on leverage based on the composition of the Company’s portfolio.  For all the repurchase agreements with outstanding borrowings, the Company was in compliance with the terms of such financial tests as of March 31, 2019.

As of March 31, 2019, the Company had 32 master repurchase agreements with its counterparties.  As of March 31, 2019, the Company had borrowings under 17 of the 32 master repurchase agreements. The following table summarizes certain characteristics of the Company’s repurchase agreements at March 31, 2019 and December 31, 2018 (dollars in thousands):

	March 31, 2019			December 31, 2018
Securities Pledged	Repurchase Agreement Borrowings	Weighted Average Interest Rate on Borrowings Outstanding at end of period	Weighted Average Remaining Maturity (days)	Repurchase Agreement Borrowings	Weighted Average Interest Rate on Borrowings Outstanding at end of period	Weighted Average Remaining Maturity (days)
Short Term Borrowings:
Agency RMBS	$14,008	3.21%	26	$14,650	3.09%	21
Agency CMBS	1,230,053	2.70%	48	1,392,649	2.71%	40
Non-Agency RMBS	30,954	4.12%	16	30,922	4.06%	18
Non-Agency CMBS	108,417	4.11%	44	134,814	4.05%	48
Residential Whole Loans (1)	435,653	3.90%	113	863,356	4.08%	93
Residential Bridge Loans (1)	139,992	4.77%	26	204,754	4.50%	25
Commercial loans (1)	137,822	4.84%	33	131,788	4.55%	26
Securitized commercial loans (1)	24,513	3.68%	21	7,543	4.30%	15
Other securities	37,127	4.31%	26	38,361	4.18%	26
Subtotal	2,158,539	3.35%	57	2,818,837	3.45%	54
Long Term Borrowings:
Residential Whole Loans (1) (2)	692,963	4.24%	785	—	—%	—
Commercial loans (2)	65,099	5.02%	500	—	—%	—
Subtotal	$758,062	4.31%	761	$—	—%	—
Total	$2,916,601	3.60%	240	$2,818,837	3.45%	54

(1)	Repurchase agreement borrowings on loans owned are through trust certificates. The trust certificates are eliminated upon consolidation.

(2)
Certain Residential Whole Loans and Commercial Loans were financed under two new longer term repurchase agreements. The Company entered into a $700.0 million residential and $150.0 million commercial facility. These facilities automatically roll until such time as they are terminated or until certain conditions of default. The weighted average remaining maturity days was calculated using expected weighted life of the underlying collateral.

      At March 31, 2019 and December 31, 2018, repurchase agreements collateralized by investments had the following remaining maturities:

(dollars in thousands)	March 31, 2019	December 31, 2018
Overnight	$—	$—
1 to 29 days	931,323	1,867,957
30 to 59 days	413,822	144,778
60 to 89 days	569,887	555,695
90 to 119 days	—	—
Greater than or equal to 120 days	1,001,569	250,407
Total	$2,916,601	$2,818,837

At March 31, 2019, the following table reflects amounts of collateral at risk under its repurchase agreements greater than 10% of the Company's equity with any counterparty (dollars in thousands):

	March 31, 2019
Counterparty	Amount of Collateral at Risk, at fair value	Weighted Average Remaining Maturity (days)	Percentage of Stockholders’ Equity
Credit Suisse AG, Cayman Islands Branch(1)	$134,708	760	26.1%
Nomura Securities International, Inc.	125,273	40	24.3%

(1) Includes master repurchase agreements in which the buyer includes Alpine Securitization LTD., a Credit Suisse sponsored asset-backed commercial paper conduit.

Collateral for Borrowings under Repurchase Agreements

The following table summarizes the Company’s collateral positions, with respect to its borrowings under repurchase agreements at March 31, 2019 and December 31, 2018 (dollars in thousands):

	March 31, 2019			December 31, 2018
	Assets Pledged	Accrued Interest	Assets Pledged and Accrued Interest	Assets Pledged	Accrued Interest	Assets Pledged and Accrued Interest
Assets pledged for borrowings under repurchase agreements:
Agency RMBS, at fair value	$19,107	$437	$19,544	$19,837	$453	$20,290
Agency CMBS, at fair value	1,322,656	3,707	1,326,363	1,486,142	4,262	1,490,404
Non-Agency RMBS, at fair value	48,392	478	48,870	50,555	479	51,034
Non-Agency CMBS, at fair value	143,687	721	144,408	186,552	915	187,467
Residential Whole Loans, at fair value (1)	1,267,163	9,962	1,277,125	1,041,885	8,145	1,050,030
Residential Bridge Loans (1)	151,228	2,599	153,827	221,486	3,528	225,014
Commercial Loans, at fair value (1)	317,744	1,811	319,555	196,123	1,067	197,190
Securitized commercial loans, at fair value (1)	33,725	96	33,821	13,688	88	13,776
Other securities, at fair value	58,653	116	58,769	59,780	147	59,927
Cash (2)	7,656	—	7,656	1,226	—	1,226
Total	$3,370,011	$19,927	$3,389,938	$3,277,274	$19,084	$3,296,358

(1)	Loans owned through trust certificates are pledged as collateral. The trust certificates are eliminated upon consolidation.

(2)	Cash posted as collateral is included in "Due from counterparties" in the Company’s Consolidated Balance Sheets.

A reduction in the value of pledged assets typically results in the repurchase agreement counterparties initiating a margin call.  At March 31, 2019 and December 31, 2018, investments held by counterparties as security for repurchase agreements totaled approximately $3.4 billion and approximately $3.3 billion, respectively.  Cash collateral held by counterparties at March 31, 2019 and December 31, 2018 was approximately $7.7 million and approximately $1.2 million, respectively.  Cash posted by repurchase agreement counterparties at March 31, 2019 and December 31, 2018, was $21.4 million and approximately $17.8 million, respectively.  In addition, at March 31, 2019 and December 31, 2018, the Company held securities with a fair value of $10.5 million and $5.2 million, respectively, received as collateral from its repurchase agreement counterparties to satisfy margin requirements.  The Company has the ability to repledge collateral received from its repurchase counterparties.

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

Securitized Debt

CMSC Trust 2015 - Longhouse MZ

CMSC Trust issued $25.0 million in commercial pass-through certificates. The outstanding balance of the trust certificates was $24.4 million at March 31, 2019, with a fair value of $24.4 million. The trust certificates bear a fixed interest rate of 8.9% and mature on July 6, 2020. The Company owns $13.6 million of the trust certificates which was eliminated in consolidation and the remaining $10.7 million is held by related parties and is carried at a fair value of $10.7 million.

RETL 2019 Trust

The following table summarizes RETL 2019 Trust's commercial mortgage pass-through certificates at March 31, 2019 (dollars in thousands):

Classes	Principal Balance	Coupon	Fair Value	Contractual Maturity
Class A	$445,100	3.6%	$445,378	3/15/2021
Class B	101,200	4.0%	101,421	3/15/2021
Class C	308,400	4.6%	309,188	3/15/2021
Class HRR	45,300	11.0%	45,301	3/15/2021
Class X-CP(1)	N/A	1.2%	3,738	4/15/2020
Class X-EXT(1)	N/A	—%	31	3/15/2021
	$900,000		$905,057

(1) Class X-CP and Class X-EXT are interest-only classes with a notional balance of $308.4 million each.

The Company acquired $20 million of the class C certificates and the entire class of HRR certificates on March 29, 2019, which are eliminated in consolidation. Of the remaining outstanding principal balance of $834.7 million, excluding the interest-only securities, of trust certificates, $80.0 million is owned by related parties and $754.7 million is owned by third parties. The securitized debt of the RETL 2019 Trust can only be settled with the commercial loan that serves as collateral for the securitized debt and is non-recourse to the Company.

Note 8 — Derivative Instruments

The Company’s derivatives may include interest rate swaps, options, futures contracts, TBAs, Agency and Non-Agency Interest-Only Strips that are classified as derivatives, credit default swaps and total return swaps.

The following table summarizes the Company’s derivative instruments at March 31, 2019 and December 31, 2018 (dollars in thousands):

			March 31, 2019		December 31, 2018
Derivative Instrument	Accounting Designation	Consolidated Balance Sheets Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate swaps, asset	Non-Hedge	Derivative assets, at fair value	$2,945,600	$5,826	$1,128,400	$2,057
Credit default swaps, asset	Non-Hedge	Derivative assets, at fair value	—	—	50,000	549
Total derivative instruments, assets				5,826		2,606

Interest rate swaps, liability	Non-Hedge	Derivative liability, at fair value	728,400	(1,996)	2,727,800	(5,473)
Futures contracts, liability	Non-Hedge	Derivative liability, at fair value	—	—	300,400	(4,657)
Total derivative instruments, liabilities				(1,996)		(10,130)
Total derivative instruments, net				$3,830		$(7,524)

The following tables summarize the effects of the Company’s derivative positions, including Interest-Only Strips characterized as derivatives and TBAs, which are reported in "Gain (loss) on derivative instruments, net" in the Consolidated Statements of Operations for the three months ended March 31, 2019 and March 31, 2018 (dollars in thousands):

	Realized Gain (Loss), net
Description	Other Settlements / Expirations	Variation Margin Settlement	Return (Recovery) of Basis	Mark-to-Market	Contractual interest income (expense), net(1)	Total
Three months ended March 31, 2019
Interest rate swaps	$(3)	$(37,838)	$1,528	$7,090	$2,755	$(26,468)
Interest-Only Strips— accounted for as derivatives	—	—	(595)	(59)	784	130
Futures contracts	(4,503)	—	—	4,657	—	154
Credit default swaps	(589)	—	—	(375)	—	(964)
Total	$(5,095)	$(37,838)	$933	$11,313	$3,539	$(27,148)

Three months ended March 31, 2018
Interest rate swaps	$(5)	$76,230	$81	$68	$(1,137)	$75,237
Interest-Only Strips— accounted for as derivatives	—	—	(1,191)	66	1,422	297
Options	(418)	—	—	212	—	(206)
Futures contracts	3,978	—	—	502	—	4,480
Credit default swap	(19)	—	—	(15)	—	(34)
TBAs	(667)	—	—	475	—	(192)
Total	$2,869	$76,230	$(1,110)	$1,308	$285	$79,582

At March 31, 2019 and December 31, 2018, the Company had cash pledged as collateral for derivatives which represents upfront cash collateral upon the Company entering into the derivative transaction and cash collateral for derivatives not cleared through the Chicago Mercantile Exchange ("CME"), of approximately $30.4 million and approximately $38.0 million, respectively, which is reported in "Due from counterparties" in the Consolidated Balance Sheets.

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

Interest Rate Swaps

The following tables provide additional information on our fixed pay interest rate swaps and the variable pay interest rate swap as of March 31, 2019 and December 31, 2018 (dollars in thousands):

	March 31, 2019
Fixed Pay Interest Rate Swap Remaining Term	Notional Amount	Average Fixed Pay Rate	Average Floating Receive Rate	Average Maturity (Years)
1 year or less	$400,000	1.5%	2.6%	0.3
Greater than 1 year and less than 3 years	200,000	1.8%	2.7%	1.2
Greater than 3 years and less than 5 years	924,700	2.2%	2.8%	3.4
Greater than 5 years	1,420,900	2.5%	2.8%	9.7
Total	$2,945,600	2.2%	2.7%	5.8

	March 31, 2019
Variable Pay Interest Rate Swap Remaining Term	Notional Amount	Average Variable Pay Rate	Average Fixed Receive Rate	Average Maturity (Years)
Greater than 5 years	$728,400	2.8%	2.4%	8.1
Total	$728,400	2.8%	2.4%	8.1

	December 31, 2018
Fixed Pay Interest Rate Swap Remaining Term	Notional Amount	Average Fixed Pay Rate	Average Floating Receive Rate	Average Maturity (Years)
1 year or less	$400,000	1.5%	2.8%	0.5
Greater than 1 year and less than 3 years	200,000	1.8%	2.6%	1.4
Greater than 3 years and less than 5 years	1,104,700	2.3%	2.5%	3.8
Greater than 5 years	1,423,100	2.5%	2.5%	9.9
Total	$3,127,800	2.3%	2.6%	6.0

	December 31, 2018
Variable Pay Interest Rate Swap Remaining Term	Notional Amount	Average Variable Pay Rate	Average Fixed Receive Rate	Average Maturity (Years)
Greater than 5 years	$728,400	2.5%	2.4%	8.3
Total	$728,400	2.5%	2.4%	8.3

Futures Contracts

The Company may enter into Eurodollar, Volatility Index, and U.S. Treasury futures. As of March 31, 2019, the Company had no futures contracts. As of December 31, 2018, the Company had entered into contracts to sell or short positions for U.S. Treasuries with a notional amount of $300.4 million, a fair value in a liability position of $4.7 million and an expiration date of March 2019.

To-Be-Announced Securities

There were no TBA positions as of March 31, 2019 and December 31, 2018.

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

Credit Default Swaps

During 2018, the Company entered into credit default swaps and, in the future, may continue to enter into these types of credit derivatives. As of March 31, 2019, the Company had no credit default swaps. As of December 31, 2018, the Company had entered into credit default swaps with a notional amount of $50.0 million and a fair value in a asset position of $549 thousand. Under these instruments, the Company makes a monthly premium payment over the term of the contract in exchange for the counterparty making a payment to the Company for losses of the reference securities, upon the occurrence of a specified credit event.

Note 9 — Offsetting Assets and Liabilities

The following tables present information about certain assets and liabilities that are subject to master netting agreements (or similar agreements) and can potentially be offset in the Company’s Consolidated Balance Sheets at March 31, 2019 and December 31, 2018 (dollars in thousands):

	March 31, 2019
	Gross Amounts	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
Description				Financial Instruments(1)	Cash Collateral (1)
Derivative Assets
Agency and Non-Agency Interest-Only Strips, accounted for as derivatives included in MBS	$11,205	$—	$11,205	$(11,205)	$—	$—
Interest rate swap asset, at fair value	5,826	—	5,826	(1,996)	—	3,830
Total derivative assets	$17,031	$—	$17,031	$(13,201)	$—	$3,830

Derivative Liabilities and Repurchase Agreements
Interest rate swap liability, at fair value(2)	$1,996	$—	$1,996	$(1,996)	$—	$—
Repurchase Agreements(3)	2,916,601	—	2,916,601	(2,916,601)	—	—
Total derivative liability	$2,918,597	$—	$2,918,597	$(2,918,597)	$—	$—

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

(2)	Cash collateral pledged against the Company’s derivative counterparties was approximately $30.4 million as of March 31, 2019.

(3)	The carrying value of investments pledged against the Company’s repurchase agreements was approximately $3.4 billion as of March 31, 2019.

	December 31, 2018
	Gross Amounts	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments(1)	Cash Collateral (1)
Derivative Assets
Agency and Non-Agency Interest-Only Strips, accounted for as derivatives included in MBS	$11,860	$—	$11,860	$(11,860)	$—	$—
Derivative asset, at fair value(2)	2,606	—	2,606	(2,057)	—	549
Total derivative assets	$14,466	$—	$14,466	$(13,917)	$—	$549

Derivative Liabilities and Repurchase Agreements
Derivative liability, at fair value(2)(3)	$10,130	$—	$10,130	$(2,057)	$(8,073)	$—
Repurchase Agreements(4)	2,818,837	—	2,818,837	(2,818,837)	—	—
Total derivative liability	$2,828,967	$—	$2,828,967	$(2,820,894)	$(8,073)	$—

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

(2)	Derivative asset, at fair value and Derivative liability, at fair value includes interest rate swaps, credit default swaps and futures contracts.

(3)	Cash collateral pledged against the Company’s derivative counterparties was approximately $38.0 million as of December 31, 2018.

(4)	The carrying value of investments pledged against the Company’s repurchase agreements was approximately $3.3 billion as of December 31, 2018.

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

In September 2018, the Company completed a secondary public offering in which it sold 6,500,000 share of its common stock for net proceeds of approximately $67.7 million after subtracting underwriting commissions and offering expenses. Refer to Note12- "Stockholders' Equity" for details on the secondary public offering. Our Manager did not earn a management fee on the newly issued equity through March 31, 2019, to reduce any impact on earnings as the Company fully deployed the capital into its target assets.
     For the three months ended March 31, 2019 and March 31, 2018, the Company incurred approximately $1.7 million and approximately $2.2 million in management fees, respectively.

In addition to the management fee, the Company is also responsible for reimbursing the Manager for certain expenses paid by the Manager on behalf of the Company as defined in the Management Agreement. For the three months ended March 31, 2019 and March 31, 2018, the Company recorded expenses included in general and administrative expenses totaling approximately $215 thousand and approximately $208 thousand, respectively, related to reimbursable employee costs. Any such expenses incurred by the Manager and reimbursed by the Company, including the employee compensation expense, are typically included in the Company’s general and administrative expenses in the Consolidated Statements of Operations.  At March 31, 2019 and December 31, 2018, approximately $3.7 million and approximately $4.2 million, respectively, for management fees incurred but not yet paid was included in "Payable to affiliate" in the Consolidated Balance Sheets.  In addition, at March 31, 2019 and December 31, 2018, approximately $526 thousand and approximately $379 thousand, respectively, of reimbursable costs incurred but not yet paid was included in "Payable to affiliate" in the Consolidated Balance Sheets.

Note 11 — Share-Based Payments

In conjunction with the Company’s IPO and concurrent private placement, the Company’s Board of Directors approved the Western Asset Mortgage Capital Corporation Equity Plan (the “Equity Plan”) and the Western Asset Manager Equity Plan (the “Manager Equity Plan” and collectively the “Equity Incentive Plans”). The Equity Incentive Plans include provisions for grants of restricted common stock and other equity-based awards to the Manager, its employees and employees of its affiliates and to the Company’s directors, officers and employees. The Company can issue up to 3.0% of the total number of issued and outstanding shares of its common stock (on a fully diluted basis) at the time of each award (other than any shares previously issued or subject to awards made pursuant to one of the Company’s Equity Incentive Plans) under these Equity Incentive Plans. Upon the completion of the September 2018 secondary public offering, the number of shares of common stock available under the Equity Incentive Plans increased to 1,423,609. Approximately 862,861 shares have been issued under the Equity Plans with 560,748 shares available for issuance, as of March 31, 2019.

Under the Equity Plan, the Company made the following grants during the three months ended March 31, 2019 and the year ended December 31, 2018:

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

On March 28, 2019, the Company granted 108,000 shares of restricted common stock to the Manager under the Manager Equity Plan. One-third of the shares will vest on March 28, 2020, one-third will vest on March 28, 2021 and the remaining one-third will vest on March 28, 2022.

During the three months ended March 31, 2019 and March 31, 2018, zero and 66,667 restricted common shares vested, respectively, including shares whose issuance has been deferred under the Director Deferred Fee Plan. The Company recognized stock-based compensation expense of approximately $70 thousand and approximately $75 thousand for the three months ended March 31, 2019 and March 31, 2018, respectively. In addition, the Company had unamortized compensation expense of $1.2 million and $117 thousand at March 31, 2019 and December 31, 2018, respectively.

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

The following is a summary of restricted common stock vesting dates as of March 31, 2019 and December 31, 2018, including shares whose issuance has been deferred under the Director Deferred Fee Plan:

	March 31, 2019	December 31, 2018
Vesting Date	Shares Vesting	Shares Vesting
June 2019	28,364	27,476
March 2020	36,000	—
March 2021	36,000	—
March 2022	36,000	—
	136,364	27,476

The following table presents information with respect to the Company’s restricted stock for the three months ended March 31, 2019, including shares whose issuance has been deferred under the Director Deferred Fee Plan:

	Shares of Restricted Stock	Weighted Average Grant Date Fair Value (1)
Outstanding at beginning of period	753,973	$16.77
Granted (2)	108,888	10.50
Cancelled/forfeited	—	—
Outstanding at end of period	862,861	$15.98
Unvested at end of period	136,364	$10.56

(1)	The grant date fair value of restricted stock awards is based on the closing market price of the Company’s common stock at the grant date.

(2)	Includes 888 shares of restricted stock attributed to dividends on restricted stock under the Director Deferred Fee Plan.

Note 12 — Stockholders’ Equity

Warrants

On May 9, 2012, the Company entered into agreements with certain institutional investors to sell 2,231,787 warrant units. Each warrant unit consists of one share of the Company’s common stock and a warrant to purchase 0.5 of a share of the Company’s common stock, subject to adjustment. As of March 31, 2019, the adjusted exercise price of the warrants was $15.87 per share and there were a total of 1,232,916 warrant shares purchasable. The warrants expire on May 15, 2019.

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

Dividends

The following table presents cash dividends declared and paid by the Company on its common stock:

Declaration Date	Record Date	Payment Date	Amount per Share	Tax Characterization
2019
March 21, 2019	April 1, 2019	April 26, 2019	$0.31	Not yet determined
2018
December 19, 2018	December 31, 2018	January 25, 2019	$0.31	Ordinary income
September 17, 2018	September 27, 2018	October 26, 2018	$0.31	Ordinary income
June 21, 2018	July 2, 2018	July 26, 2018	$0.31	Ordinary income
March 22, 2018	April 2, 2018	April 26, 2018	$0.31	Ordinary income

Note 13 — Net Income per Common Share

The table below presents basic and diluted net income per share of common stock using the two-class method for the three months ended March 31, 2019 and March 31, 2018 (dollars, other than shares and per share amounts, in thousands):

	For the three months ended March 31, 2019	For the three months ended March 31, 2018
Numerator:
Net income attributable to common stockholders and participating securities for basic and diluted earnings per share	$27,876	$21,729
Less:
Dividends and undistributed earnings allocated to participating securities	70	63
Net income allocable to common stockholders — basic and diluted	$27,806	$21,666

Denominator:
Weighted average common shares outstanding for basic earnings per share	48,116,379	41,723,937
Weighted average common shares outstanding for diluted earnings per share	48,116,379	41,723,937
Basic earnings per common share	$0.58	$0.52
Diluted earnings per common share	$0.58	$0.52

For the three months ended March 31, 2019 and March 31, 2018, the Company excluded the effects of the warrants and the convertible senior unsecured notes from the computation of diluted earnings per share since the average market value per share of the Company’s common stock was below the exercise price of the warrants and the convertible senior unsecured notes.

Note 14 — Income Taxes

As a REIT, the Company is not subject to federal income tax to the extent that it makes qualifying distributions to its stockholders and satisfies on a continuing basis, through actual investment and operating results, the REIT requirements including certain asset, income and stock ownership tests.

Based on the Company’s analysis of any potential uncertain income tax positions, the Company concluded that it does not have any uncertain tax positions that meet the recognition or measurement criteria as of March 31, 2019.  The Company files U.S. federal and state income tax returns.  As of March 31, 2019, U.S. federal tax returns filed by the Company for 2017, 2016 and 2015 and state tax returns filed for 2017, 2016, 2015 and 2014 are open for examination pursuant to relevant statutes of limitation. In the event that the Company incurs income tax related interest and penalties, the Company’s policy is to classify them as a component of its provision for income taxes.

Income Tax Provision

Subject to the limitation under the REIT asset test rules, the Company is permitted to own up to 100% of the stock of one or more taxable REIT subsidiaries ("TRS"). Currently, the Company owns one TRS that is taxable as a corporation and is subject to federal, state and local income tax on its net income at the applicable corporate rates. The TRS, which was formed in Delaware on July 28, 2014, is a limited liability company and a wholly-owned subsidiary of the Company. During the three months ended March 31, 2019 and March 31, 2018, the Company recorded a federal and state tax provision of approximately $12 thousand and $313 thousand, respectively, which is recorded in "Income tax provision" in the Consolidated Statements of Operations.

Deferred Tax Asset

As of March 31, 2019 and December 31, 2018, the Company recorded a deferred tax asset of approximately $5.9 million and $6.0 million, respectively, relating to capital loss carryforward and temporary differences as a result of the timing of income recognition of certain investments held in the TRS. The capital loss carryforwards may only be recognized to the extent of capital gains. There is uncertainty as to the TRS ability to recognize capital gains in the future. As a result, the Company has concluded it is more likely than not the deferred tax asset will not be realized and has recorded a valuation allowance of $5.9 million and $6.0 million as of March 31, 2019 and December 31, 2018, respectively.

In addition, the REIT generated net operating losses ("NOLs") during the year ended December 31, 2017, related to its interest rate swap terminations, and for its California return a portion of the NOL's is apportioned to the TRS. The Company recorded a deferred state tax asset relating to the NOLs of $5.5 million and $5.5 million in the REIT and $992 thousand and $993 thousand in the TRS as of March 31, 2019 and December 31, 2018, respectively. The TRS can carryback these NOLs to each of the two preceding years and receive a refund for taxes paid. As a result, the Company has concluded it is more likely than not the deferred tax asset relating to the NOLs will not be realized with the exception of the TRS carryback to 2015 and has recorded a combined valuation allowance of $6.1 million and $6.1 million as of March 31, 2019 and December 31, 2018, respectively. The Company also recorded a deferred federal tax liability of $85 thousand and $85 thousand as of March 31, 2019 and December 31, 2018, respectively, in anticipation of the receipt of the state tax refund as a result of the carryback of the California NOL.

Effective Tax Rate

The Company's effective tax rate differs from its combined federal and state income tax rate primarily due to its valuation allowance and the deduction of dividends distributions to be paid under Code Section 857(a).
Note 15 — Contingencies

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. Management is not aware of any material contingencies at March 31, 2019.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING INFORMATION

The Company makes forward-looking statements herein and will make forward-looking statements in future filings with the Securities and Exchange Commission (the “SEC”), press releases or other written or oral communications within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  For these statements, the Company claims the protections of the safe harbor for forward-looking statements contained in such sections.  Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond the Company’s control.  These forward-looking statements include information about possible or assumed future results of the Company’s business, financial condition, liquidity, results of operations, plans and objectives.  When the Company uses the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions, the Company intends to identify forward-looking statements.  Statements regarding the following subjects, among others, may be forward-looking: market trends in the Company’s industry, interest rates, real estate values, the debt securities markets, the U.S. housing and the U.S. and foreign commercial real estate markets or the general economy or the market for residential and/or commercial mortgage loans; the Company’s business and investment strategy; the Company’s projected operating results; changes in interest rates and the market value of the Company's target assets; credit risks; servicing - related risks, including those associated with foreclosure and liquidation; the state of the U.S. and to a lesser extent, international economy generally or in specific geographic regions; economic trends and economic recoveries; the Company’s ability to obtain and maintain financing arrangements, including under the Company's repurchase agreements, a form of secured financing, and securitizations; the current potential return dynamics available in residential mortgage-backed securities (“RMBS”), and commercial mortgage-backed securities (“CMBS” and collectively with RMBS, “MBS”); the level of government involvement in the U.S. mortgage market; the anticipated default rates on CMBS and Commercial Loans; the loss severity on Non-Agency MBS; the general volatility of the securities markets in which the Company participates; changes in the value of the Company’s assets; the Company’s expected portfolio of assets; the Company’s expected investment and underwriting process; interest rate mismatches between the Company’s target assets and any borrowings used to fund such assets; changes in prepayment rates on the Company’s target assets; effects of hedging instruments on the Company’s target assets; rates of default or decreased recovery rates on the Company’s target assets; the degree to which the Company’s hedging strategies may or may not protect the Company from interest rate volatility; the impact of and changes in governmental regulations, tax law and rates, accounting guidance and similar matters; the Company’s ability to maintain the Company’s qualification as a real estate investment trust for U.S. federal income tax purposes; the Company’s ability to maintain its exemption from registration under the Investment Company Act of 1940, as amended (the “1940 Act”); the availability of opportunities to acquire Agency RMBS, Non-Agency RMBS, CMBS, Residential and Commercial Whole Loans, Residential and Commercial Bridge Loans and other mortgage assets; the availability of qualified personnel; estimates relating to the Company’s ability to make distributions to its stockholders in the future; and the Company’s understanding of its competition.

The forward-looking statements are based on the Company’s beliefs, assumptions and expectations of its future performance, taking into account all information currently available to it.  Forward-looking statements are not predictions of future events.  These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to the Company.  Some of these factors, are described in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 6, 2019. These and other risks, uncertainties and factors, including those described in the annual, quarterly and current reports that the Company files with the SEC, could cause its actual results to differ materially from those included in any forward-looking statements the Company makes.  All forward-looking statements speak only as of the date they are made.  New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect the Company.  Except as required by law, the Company is not obligated to, and does not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

See the caption "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2018, which is available on the SEC's website at www.sec.gov for additional factors that may impact our operating results.

Recent Market Conditions

Our Manager's 2019 outlook is for moderate U.S. growth along with subdued levels of inflation and a more neutral Federal Reserve monetary policy. Our Manager believes trade policy poses substantial risks, global growth has downshifted but should remain steady, emerging markets, though volatile, should outperform and spread products should recover relative to U.S. treasuries. With the Federal Reserve taking a more dovish stance signaling that there will be fewer rate hikes than originally forecasted or possibly none, our Manager's view is there will be no rate hikes in 2019. We continue to operate with interest rate risk protection which is intended to minimize the impact of the potential increase in long-term rates on our portfolio and mitigate interest rate risk to changes in short-term funding costs. The degree of interest rate protection and the duration gap will vary over time given market conditions and our Manager's outlook.

During the first quarter of 2019, the Federal Reserve communicated a neutral stance on interest rates and the end of its balance sheet reduction plan in September 2019, which was earlier than the market was expecting. As a result of the more dovish tone, we saw interest rate volatility decline and rates fall with the yield of the 10-year treasury declining to 2.38% at March 31, 2018 and a further flattening of the yield curve. We saw recovery of the spread sectors and the U.S. equities market recovering a significant amount of the fourth quarter 2018 losses. Our Agency CMBS portfolio benefited from the tighter credit spreads during the quarter, which contributed to our positive economic return for the first quarter of 5.4%, and a modest increase in our book value of 2.4%.

We believe that the credit sectors will continue to perform well as the fundamentals in the U.S. housing market enters a more normalized phase and the commercial real estate market remains strong driven by ongoing expansion. Against this backdrop, we believe our diversified portfolio is positioned well to provide our shareholders with an attractive risk adjusted return.

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

Residential Whole Loans. — Residential Whole Loans are mortgages secured by single family residences held directly by us or through consolidated trusts with us holding the beneficial interest in the trusts. Our Residential Whole Loans include conforming fixed rate mortgages and adjustable rate mortgages that do not qualify for the Consumer Finance Protection Bureau’s (or CFPB) safe harbor provision for “qualifying mortgages” ("Non QM" mortgages). Our Manager’s review, relating to Non QM mortgages, includes an analysis of the loan originator’s procedures and documentation for compliance with Ability to Repay requirements.   We may in the future securitize the whole loan interests, selling more senior interests in the pool of loans and retaining residual portions.  The characteristics of our Residential Whole Loans may vary going forward.

Residential Bridge Loans. — Residential Bridge Loans are mortgages secured by non owner occupied single family and multi-family residences, typically short-term, held directly by us or through structured Non-Agency RMBS programs crafted specifically for us and other clients of our Manager.  These loans are held in a consolidated trust with us holding the beneficial interest in the trust.

Commercial Whole Loans. — Commercial Whole Loans are generally loans ranging from, $20 million to $125 million, secured by commercial real estate typically short-term loans. The collateral types may include hospitality, senior care living facilities, multifamily, office retail and industrial properties. These loans may be held directly by us or through consolidated trusts with us holding the beneficial interest in the trust.

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

ABS. — Debt and/or equity tranches of securitizations backed by various asset classes including, but not limited to, automobiles, credit cards, equipment, franchises, recreational vehicles and student loans. Investments in ABS generally are not qualifying assets for purposes of the 75% real estate asset test applicable to REITs and generally do not generate qualifying income for purposes of the 75% real estate income test applicable to REITs. As a result, we may be limited in our ability to invest in such assets.

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

Our Investment Portfolio

Our investment portfolio composition at March 31, 2019.

In November 2015, we acquired a $14.0 million Non-Agency CMBS security which resulted in the consolidation of a VIE and the initial recording of a $25.0 million securitized commercial loan and $11.0 million non-recourse securitized debt. In March 2019, we acquired $65.3 million of Non-Agency CMBS securities which resulted in the consolidation of a VIE and the initial recording of a $900.0 million securitized commercial loan and $834.7 million non-recourse securitized debt. Refer to Note 6 - "Commercial Real Estate Investments" for details. The following table reflects the portfolio including the fair market value of the Non-Agency CMBS securities as of March 31, 2019 of $79.0 million and excluding the $929.5 million fair market value of the securitized commercial loans.

Our Financing Strategy

 We deploy leverage to increase potential returns to our stockholders and to fund the acquisition of our target assets. While we are not required to maintain any particular leverage ratio, excluding non-recourse debt we expect to maintain a debt-to-equity ratio of three to ten times the amount of our stockholders’ equity, depending on our investment composition.  The amount of leverage we use for our portfolio depends upon a variety of factors, such as, general economic, political and financial market conditions, the anticipated liquidity and price volatility of our assets, the availability and cost of financing the assets, the credit worthiness of financing counterparties and the health of the U.S. residential and commercial mortgage markets. At March 31, 2019, our aggregate debt-to-equity ratio was approximately 5.9 to 1 when we exclude our securitized debt and 7.5 to 1 when we include our securitized debt. The debt-to-equity ratio is not a comprehensive statement of overall investment portfolio leverage which is affected by any leverage embedded in TBAs and derivative instruments.

Repurchase Agreements

We primarily finance our investments through repurchase agreements for which we pledge our assets. Our repurchase agreements have maturities generally ranging from one to twelve months, but in some cases longer. Repurchase agreements involve the transfer of the pledged collateral to a counterparty at an agreed upon price in exchange for such counterparty’s simultaneous agreement to return the same security back to the borrower at a future date (i.e., the maturity of the borrowing). Under our repurchase agreements, we retain beneficial ownership of the pledged collateral, while the counterparty maintains custody of such collateral.  At the maturity of a repurchase financing, unless the repurchase financing is renewed with the same counterparty, we are required to repay the loan, including any accrued interest, and concurrently reacquire custody of the pledged collateral or, with the consent of the counterparty, we may renew the repurchase financing at the then prevailing market interest rate and terms.  The amount borrowed under our repurchase agreements is a specified percentage of the asset’s applicable fair value, which is dependent on the collateral type.  Our repurchase agreement counterparties generally require collateral in excess of the loan amount, or haircuts. As of March 31, 2019, the ranges of the haircuts on our investments were as follows:

Collateral	Minimum	Maximum (excluding IOs and IIOs)	Maximum (including IOs and IIOs)
Agency RMBS IOs and IIOs	20.0%	n/a	30.0%
Agency CMBS	5.0%	5.0%	15.0%
Non-Agency RMBS	15.0%	50.0%	n/a
Non-Agency CMBS	15.0%	35.0%	n/a
Other securities	25.0%	50.0%	n/a
Residential Whole Loans(1)	5.0%	20.0%	n/a
Commercial Loans(2)	15.0%	45.0%	n/a

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

In order to reduce our exposure of risk associated with concentration to any one repurchase agreement counterparty, we seek to diversify our exposure by entering into repurchase agreements with multiple counterparties. At March 31, 2019, we had 32 master repurchase agreements with our counterparties and outstanding borrowings under 17 of such agreements. Our total outstanding borrowings under our repurchase agreements was $2.9 billion, with a maximum net exposure to any single repurchase agreement counterparty of $134.7 million or 26.1% of equity.

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

There have been no significant changes to our critical accounting policies that are disclosed in our most recent Annual Report on Form 10-K for the year ended December 31, 2018.

2019 Activity

Investment Activity

We continually evaluate our investment portfolio, focusing on expected future prepayment trends, supply of and demand, costs of financing, costs of hedging, expected future interest rate volatility and the overall shape of the U.S. Treasury and interest rate swap yield curves. Under current market conditions we expect to continue to deploy capital to acquire, Non-Agency CMBS and Residential Whole and Commercial Loans.

The following table presents our investing activity for the three months ended March 31, 2019 (dollars in thousands):

	Balance at		Principal Payments and Basis Recovery	Proceeds from Sales	Realized Gain/(Loss)	Unrealized Gain/(loss)	Premium and discount amortization, net		Balance at
Investment Type	December 31, 2018	Purchases						OTTI	March 31, 2019
Agency RMBS and Agency RMBS IOs	$19,837	$—	$(1,091)	$—	$—	$387	$—	$(25)	$19,108
Non-Agency RMBS	50,555	—	(742)	—	—	(1,193)	13	(241)	48,392
Agency CMBS and Agency CMBS IOs	1,486,142	24,175	(1,016)	(206,710)	(4,189)	48,779	(57)	(67)	1,347,057
Non-Agency CMBS	200,301	—	(14,280)	(9,000)	(829)	(3,427)	925	(966)	172,724
Other securities(1)	59,906	—	(218)	—	—	682	(1,591)	—	58,779
Total MBS and other securities	1,816,741	24,175	(17,347)	(215,710)	(5,018)	45,228	(710)	(1,299)	1,646,060
Residential Whole Loans	1,041,885	249,197	(29,609)	—	—	5,887	(197)	—	1,267,163
Residential Bridge Loans	221,719	—	(68,303)	—	(87)	(672)	(452)	—	152,205
Commercial Loans	216,123	121,189	(165)	—	—	223	208	—	337,578
Securitized commercial loan	1,013,511	903,770	(988,714)	—	—	1,349	(442)	—	929,474
Total Investments	$4,309,979	$1,298,331	$(1,104,138)	$(215,710)	$(5,105)	$52,015	$(1,593)	$(1,299)	$4,332,480

(1) Other securities include $34.1 million of GSE CRTs and $24.7 million of ABS at March 31, 2019.

We continue to see favorable risk-adjusted return opportunities in credit sensitive investments, particularly Residential Whole Loans and Commercial Loans, including junior tranches of CMBS investments. As a result we currently intend to continue to deploy capital into credit sensitive investments. At March 31, 2019, we held $3.0 billion in credit sensitive investments, primarily consisting of 42.7% in Residential Whole Loans, 31.3% in securitized commercial loans (our risk is limited to only our direct ownership interest in the trust), 11.4% in Commercial Loans, 5.8% in Non-Agency CMBS, 5.1% in Residential Bridge Loans, 1.6% Non-Agency RMBS, and 1.1% GSE credit risk transfer. We work to mitigate the credit risk on our credit sensitive holdings by developing relationships with originators that adhere to our investment guidelines for our Residential Whole and Bridge Loans and for the other investments we perform a detailed credit analysis on the underlying collateral at the time of purchase.

Portfolio Characteristics

Our Agency Portfolio

The following table summarizes our Agency portfolio by investment category as of March 31, 2019 (dollars in thousands):

	Principal Balance	Amortized Cost	Fair Value	Net Weighted Average Coupon
Agency RMBS IOs and IIOs (1)	N/A	$10,801	$11,811	2.3%
Agency RMBS IOs and IIOs accounted for as derivatives (1)	N/A	N/A	7,297	2.8%
Total Agency RMBS	N/A	10,801	19,108	2.5%

Agency CMBS	1,306,099	1,311,858	1,343,149	3.3%
Agency CMBS IOs and IIOs accounted for as derivatives (1)	N/A	N/A	3,908	0.4%
Total Agency CMBS	1,306,099	1,311,858	1,347,057	3.0%
Total	$1,306,099	$1,322,659	$1,366,165	2.9%

(1)	IOs and IIOs have no principal balances and bear interest based on a notional balance. The notional balance is used solely to determine interest distributions on the interest-only class of securities.

Credit Sensitive Portfolio

The following table presents information by vintage(1) as it relates to our credit sensitive investment portfolio at March 31, 2019:

Credit Sensitive Securities	Pre 2006	2006	2007	2011	2012	2013	2014	2015	2016	2017	2018	2019	Total
Non-Agency RMBS	—%	0.1%	—%	—%	—%	—%	—%	—%	—%	0.9%	0.3%	—%	1.3%
Non-Agency RMBS IOs	—%	—%	—%	—%	—%	—%	—%	—%	—%	0.2%	0.1%	—%	0.3%
Non-Agency CMBS	—%	0.6%	0.9%	1.3%	0.2%	—%	0.3%	0.8%	—%	—%	1.7%	—%	5.8%
Other securities	0.3%	—%	—%	—%	—%	—%	0.2%	0.3%	0.7%	0.2%	0.3%	—%	2.0%
Residential Whole Loans	—%	—%	—%	0.2%	0.2%	2.0%	1.0%	0.1%	1.3%	6.1%	31.4%	0.4%	42.7%
Residential Bridge Loans	—%	—%	—%	—%	—%	—%	—%	—%	0.1%	0.9%	4.2%	—%	5.2%
Securitized commercial loans	—%	—%	—%	—%	—%	—%	—%	0.8%	—%	—%	30.5%	—%	31.3%
Commercial Loans	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%	7.3%	4.1%	11.4%
Total	0.3%	0.7%	0.9%	1.5%	0.4%	2.0%	1.5%	2.0%	2.1%	8.3%	75.8%	4.5%	100%

 (1) Based on carrying amount of the investments.

Non-Agency RMBS

The following table presents the fair value and weighted average purchase price for each of our Non-agency RMBS categories, including IOs accounted for as derivatives, together with certain of their respective underlying loan collateral attributes and current performance metrics as of March 31, 2019 (fair value dollars in thousands):

		Weighted Average
Category	Fair Value	Purchase Price	Life (Years)	Original LTV	Original FICO	60+ Day Delinquent	6-Month CPR
Prime	$12,264	$54.31	13.8	68.9%	769	0.1%	6.0%
Alt-A	36,128	64.14	12.1	80.9%	663	7.1%	9.8%
Total	$48,392	$61.65	12.5	77.8%	690	5.3%	8.0%

Non-Agency CMBS

The following table presents certain characteristics of our Non-Agency CMBS portfolio as of March 31, 2019 (dollars in thousands):

		Principal		Weighted Average
Type	Vintage	Balance	Fair Value	Life (Years)	Original LTV
Conduit:
	2006-2009	$58,394	$44,841	1.4	72.9%
	2010-2018	67,298	46,308	2.8	61.0%
		125,692	91,149	2.1	66.8%
Single Asset:
	2010-2018	85,652	81,575	2.5	66.0%
Total		$211,344	$172,724	2.3	66.5%

Residential Whole Loans

The Residential Whole Loans have low LTV's and are comprised of 2,351 non-qualifying adjustable rate mortgages, 858 conforming fixed rate mortgages and 12 investor fixed rate mortgages. The following table presents certain information about our Residential Whole Loans investment portfolio at March 31, 2019 (dollars in thousands):

			Weighted Average
Current Coupon Rate	Number of Loans	Principal Balance	Original LTV	Original FICO Score(1)	Expected Life (years)	Contractual Maturity (years)	Coupon Rate
3.01 – 4.00%	64	$21,434	61.6%	738	5.3	28.8	3.9%
4.01– 5.00%	1,335	464,936	62.4%	739	2.7	28.8	4.8%
5.01 – 6.00%	1,748	722,993	63.2%	733	2.1	28.6	5.5%
6.01 – 7.00%	72	28,650	60.5%	730	1.7	26.6	6.1%
7.01 - 8.00%	1	355	70.0%	777	1.6	28.8	7.2%
8.01 - 9.00%	1	93	70.0%	689	1.6	28.8	8.4%
Total	3,221	$1,238,461	62.8%	735	2.4	28.6	5.2%

(1)	The original FICO score is not available for 288 loans with a principal balance of approximately $97.9 million at March 31, 2019. We have excluded those loans from the weighted average computation.

As of March 31, 2019, there were no Residential Whole Loans in non-accrual status.

Residential Bridge Loans

Our Residential Bridge Loans are comprised of short-term fixed rate mortgages secured by non-owner occupied single and multi-family residences with low LTVs, generally up to 85%. The following table presents certain information about our Residential Bridge Loans investment portfolio at March 31, 2019 (dollars in thousands):

			Weighted Average
Current Coupon Rate	Number of Loans	Principal Balance	Original LTV	Contractual Maturity (months)	Coupon Rate
6.01 – 7.00%	5	$1,773	51.4%	1.4	7.0%
7.01 – 8.00%	55	35,312	70.9%	4.9	7.7%
8.01 – 9.00%	119	60,054	72.9%	4.7	8.7%
9.01 – 10.00%	101	39,780	73.8%	3.4	9.8%
10.01 – 11.00%	29	7,034	73.7%	2.2	10.7%
11.01 – 12.00%	19	4,730	62.8%	2.0	11.3%
12.01 – 13.00%	8	2,271	77.0%	3.0	12.9%
17.01 – 18.00%	9	2,913	73.6%	3.2	18.0%
Total	345	$153,867	72.2%	4.2	9.1%

As of March 31, 2019, there were 6 Residential Bridge Loans carried at amortized cost in non-accrual status with an unpaid principal balance of approximately $3.3 million and 30 Residential Bridge Loans carried at fair value in non-accrual status with an unpaid principal balance of approximately $11.3 million. These nonperforming Residential Bridge Loans represent approximately 9.5% of the total outstanding principal balance. We reviewed the estimated fair value of the collateral to determine if an allowance and provision of credit loss was required for loans carried at amortized costs. Based upon our evaluation, no allowance and provision for credit losses was recorded for loans carried at amortized cost as of and for the three months ended March 31, 2019 since the fair value of the collateral balance less the cost to sell was in excess of the outstanding principal and interest balances. No allowance and provision for credit losses was recorded for loans carried at fair value as of and for the three months ended March 31, 2019 since valuation adjustments, if any, would be reflected in the fair value of these loans. We stopped accruing interest income for these loans when they became contractually 90 days delinquent.

Commercial Real Estate Investments

Securitized Commercial Loans

In November 2015, we acquired a $14.0 million variable interest in CMSC Trust, which is a VIE that we were required to consolidate. Please refer to Note 6 - "Commercial Real Estate Investments" for details. The CMSC Trust holds a $24.4 million mezzanine loan collateralized by interests in commercial real estate.  The mezzanine loan serves as collateral for the $24.4 million of securitized debt issued. Refer to Note 7 - "Financings" for details on the associated securitized debt.

In March 2018, we acquired a $67.8 million variable interest in RETL 2018 Trust, which is a VIE that we were required to consolidate. Please refer to Note 6 - "Commercial Real Estate Investments" for details. The RETL 2018 Trust held a commercial loan collateralized by first mortgages, deeds of trusts and interests in commercial real estate located throughout the United States and Puerto Rico.  The commercial loan served as collateral for the securitized debt issued by RETL 2018 Trust. Refer to Note 7 - "Financings" for details on the associated securitized debt.

In March 2019, the outstanding principal balance of the securitized debt issued by RETL 2018 Trust was paid in full. We deconsolidated RETL 2018 Trust since it no longer met the requirement for consolidation. In March 2019, we acquired a $65.3 million variable interest in the trust certificates issued by RETL 2019 Trust, including $45.3 million which represents the 5% eligible risk retention certificate. Please refer to Note 6 - "Commercial Real Estate Investments" for details. The RETL 2019 Trust holds a $900.0 million commercial loan collateralized by first mortgages, deeds of trusts and interests in commercial real estate located throughout the United States and Puerto Rico. The commercial loan served as collateral for the $900.0 million securitized debt issued by RETL 2019 Trust. Refer to Note 7 - "Financings" for details on the associated securitized debt.

Commercial Loans

In February 2019, a wholly owned subsidiary of the Company, CRE LLC acquired a $76.0 million commercial first mortgage loan ("CRE 3") secured by health care and rehabilitation centers. CRE 3 has a maturity date of January 9, 2021 with a one-year extension option and bears an interest rate of one month LIBOR plus 7.0%.

Commercial Loan Trust

Revolving Small Balance Commercial Trust 2018-1

In January 2019, RSBC Trust acquired a $13.6 million commercial real estate mortgage loan ("SBC 4") secured by multi-family apartment complex. SBC 4 matures on December 1, 2021 with a one-year extension option, bears an interest rate of one month LIBOR plus 4.0% subject to a LIBOR floor of 2.0% and requires a monthly principal and interest payments.

In January 2019, RSBC Trust acquired a $32.0 million interest-only commercial real estate mortgage loan ("SBC 5") secured by skilled nursing facilities. SBC 5 matures on July 6, 2021 and bears an interest rate of one month LIBOR plus 4.1%.

Geographic Concentration

The mortgages underlying our Non-Agency RMBS and Non-Agency CMBS are located in various states across the United States and other countries. The following table presents the five largest concentrations by location for the mortgages collateralizing our Non-Agency RMBS and Non-Agency CMBS as of March 31, 2019, based on fair value (dollars in thousands):

	Non-Agency RMBS			Non-Agency CMBS
	Concentration	Fair Value		Concentration	Fair Value
California	27.8%	$13,434	California	15.6%	$27,026
Florida	9.3%	4,485	Florida	8.9%	15,428
New York	6.7%	3,258	Bahamas	8.7%	15,008
Georgia	5.0%	2,426	Virginia	6.9%	11,997
Maryland	4.3%	2,098	Illinois	5.3%	9,143

The following table presents the various states across the United States in which the collateral securing our Residential Whole Loans and Residential Bridge Loans at March 31, 2019, based on principal balance, is located (dollars in thousands):

	Residential Whole Loans			Residential Bridge Loans
	State Concentration	Principal Balance		State Concentration	Principal Balance
California	71.2%	$881,928	California	50.6%	$77,901
New York	14.0%	172,913	New York	11.2%	17,190
Georgia	2.3%	28,738	Washington	8.4%	12,866
Florida	2.3%	28,109	Florida	5.2%	7,961
New Jersey	1.8%	22,135	New Jersey	4.9%	7,589
Other	8.4%	104,638	Other	19.7%	30,360
Total	100.0%	$1,238,461	Total	100.0%	$153,867

Financing Activity

Repurchase Agreements

At March 31, 2019, we had 32 master repurchase agreements with our counterparties and had outstanding borrowings under 17 of such agreements. The following table summarizes our 2019 financing activity under our repurchase agreements for the three months ended March 31, 2019 (dollars in thousands):

	Balance at			Balance at
Collateral	December 31, 2018	Proceeds	Repayments	March 31, 2019
Agency RMBS	$14,650	$26,290	$(26,932)	$14,008
Agency CMBS	1,392,649	1,833,404	(1,996,000)	1,230,053
Non-Agency RMBS	30,922	69,229	(69,197)	30,954
Non-Agency CMBS	134,814	126,851	(153,248)	108,417
Residential Whole Loans(1)	863,356	2,549,604	(2,284,344)	1,128,616
Residential Bridge Loans(1)	204,754	483,017	(547,779)	139,992
Commercial loans(1)	131,788	573,011	(501,878)	202,921
Securitized commercial loan(1)	7,543	39,569	(22,599)	24,513
Other securities	38,361	63,827	(65,061)	37,127
Borrowings under repurchase agreements	$2,818,837	$5,764,802	$(5,667,038)	$2,916,601

(1)	The borrowings and collateral pledged attributed to loans owned through trust certificates. The trust certificates are eliminated upon consolidation.

At March 31, 2019, we had outstanding repurchase agreement borrowings with the following counterparties:

(dollars in thousands) Repurchase Agreement Counterparties	Amount Outstanding	Percent of Total Amount Outstanding	Company Investments Held as Collateral	Counterparty Rating(1)
Credit Suisse AG, Cayman Islands Branch (2)	$758,063	26.1%	$886,979	A
Citigroup Global Markets Inc.	597,149	20.5%	646,780	A+
Nomura Securities International, Inc.	469,960	16.1%	589,855	Unrated (3)
Royal Bank of Canada	429,011	14.7%	464,759	AA-
JPMorgan Chase Bank, National Association	243,506	8.3%	259,300	A-
UBS Securities LLC	133,668	4.6%	144,426	A+
UBS AG, London Branch	60,795	2.1%	90,563	A+
Mizuho Securities USA Inc.	56,538	1.9%	66,427	A
JP Morgan Securities LLC	43,961	1.5%	51,890	A+
Credit Suisse Securities (USA) LLC	38,991	1.3%	72,167	A
Jefferies & Company, Inc.	31,712	1.1%	33,734	BBB-
All other counterparties (4)	53,247	1.8%	55,475
Total	$2,916,601	100.0%	$3,362,355

(1)	The counterparty ratings presented above are the long-term issuer credit ratings as rated at March 31, 2019 by S&P.

(2)	Includes master repurchase agreements in which the buyer includes Alpine Securitization LTD., a Credit Suisse sponsored asset-backed commercial paper conduit.
(3) Nomura Holdings, Inc., the parent company of Nomura Securities International, Inc., is rated A- by S&P at March 31, 2019.
(4) Represents amount outstanding with five counterparties, which each holds collateral valued less than 5% of our stockholders’ equity as security for our obligations under the applicable repurchase agreements as of March 31, 2019.

Securitized Debt

We acquired a variable interest in CMSC Trust and RETL 2019 Trust and were required to consolidate the CMBS VIEs. Refer to Note 7 - "Financings" for details. At March 31, 2019, the consolidated CMSC Trust's commercial mortgage pass-through certificate, which bears a fixed interest rate of 8.9% and matures on June 6, 2020, had an outstanding balance of $10.7 million and a fair value of $10.7 million.

The following table summarizes the consolidated RETL 2019 Trust's commercial mortgage pass-through certificates at March 31, 2019 which is classified in "Securitized debt" in the Consolidated Balance Sheets (dollars in thousands):

Classes	Principal Balance	Coupon	Fair Value	Contractual Maturity
Class A	$445,100	3.6%	$445,378	3/15/2021
Class B	101,200	4.0%	101,421	3/15/2021
Class C	288,400	4.6%	289,136	3/15/2021
Class X-CP(1)	N/A	1.2%	3,738	4/15/2020
Class X-EXT(1)	N/A	—%	31	3/15/2021
	$834,700		$839,704

(1) Class X-CP and Class X-EXT are interest-only classes with a notional balance of $308.4 million each.

The following table presents our average repurchase agreement borrowings, excluding unamortized debt issuance costs, by type of collateral pledged for the three months ended March 31, 2019 (dollars in thousands):

Collateral	Three Months Ended March 31, 2019
Agency RMBS	$14,278
Agency CMBS	1,258,886
Non-Agency RMBS	31,071
Non-Agency CMBS	128,149
Residential Whole Loans	949,710
Commercial loans	150,189
Securitized commercial loans	8,094
Residential Bridge Loans	180,084
Other securities	37,587
Total	$2,758,048
Maximum borrowings during the period(1)	$2,916,601

(1)	Amount represents the maximum borrowings at month-end during each of the respective periods.

Hedging Activity
In connection with our risk management activities, we enter into a variety of derivative and non-derivative instruments. Our primary objective for acquiring these derivatives and non-derivative instruments is to mitigate our exposure to future events that are outside our control. Our derivative instruments are designed to mitigate the effects market risk and cash flow volatility associated with interest rate risk, including associated prepayment risk. As part of our hedging strategy, we may enter into, but not limited to, interest rate swaps, including forward starting swaps, interest rate swaptions, U.S. Treasury options, Eurodollar, Volatility Index and U.S, Treasury futures, TBAs, total return swaps, credit default swaps, foreign current swaps and forwards and other similar instruments.
The following tables summarize the hedging activity during the three months ended March 31, 2019 (dollars in thousands):

	Notional Amount at		Settlements, Terminations or Expirations	Notional Amount at
Derivative Instrument	December 31, 2018	Acquisitions		March 31, 2019
Fixed pay interest rate swaps	$3,127,800	$72,800	$(255,000)	$2,945,600
Variable pay interest rate swaps	728,400	—	—	728,400
Futures contracts - long positions	—	20,400	(20,400)	—
Futures contracts - short positions	300,400	208,900	(509,300)	—
Credit default swaps	50,000	—	(50,000)	—
Total derivative instruments	$4,206,600	$302,100	$(834,700)	$3,674,000

	Fair Value at	Acquisitions	Settlements, Terminations or Expirations	Realized Gains / Losses	Mark-to-market	Fair Value at
Derivative Instrument	December 31, 2018					March 31, 2019
Fixed pay interest rate swaps	$(5,470)	$(239)	$78,623	$(79,395)	$12,307	$5,826
Variable pay interest rate swaps	2,054	—	(40,387)	41,554	(5,217)	(1,996)
Futures contracts - long positions	—	—	(41)	41	—	—
Futures contracts - short positions	(4,657)	—	4,544	(4,544)	4,657	—
Credit default swaps	549	—	367	(541)	(375)	—
Total derivative instruments	$(7,524)	$(239)	$43,106	$(42,885)	$11,372	$3,830

As of March 31, 2019, we had approximately $2.9 billion of fixed pay rate interest rate swaps, and $728.4 million of variable pay rate interest rate swap. The following tables provide additional information on our fixed pay interest rate swaps and variable pay interest rate swap (dollars in thousands):

	March 31, 2019
Fixed Pay Interest Rate Swap Remaining Term	Notional Amount	Average Fixed Pay Rate	Average Floating Receive Rate	Average Maturity (Years)
1 year or less	$400,000	1.5%	2.6%	0.3
Greater than 1 year and less than 3 years	200,000	1.8%	2.7%	1.2
Greater than 3 years and less than 5 years	924,700	2.2%	2.8%	3.4
Greater than 5 years	1,420,900	2.5%	2.8%	9.7
Total	$2,945,600	2.2%	2.7%	5.8

	March 31, 2019
Variable Pay Interest Rate Swap Remaining Term	Notional Amount	Average Variable Pay Rate	Average Fixed Receive Rate	Average Maturity (Years)
Greater than 5 years	$728,400	2.8%	2.4%	8.1
Total	$728,400	2.8%	2.4%	8.1

Capital Markets Activity
Dividends
Our dividend remained stable at $0.31 for each of the 12 quarters ending on March 31, 2019. For the three months ended March 31, 2019, we generated a dividend yield of approximately 12.1% based on the stock closing price of $10.23 at March 31, 2019.

Book Value

The following chart reflects our book value per common share basic and diluted over five consecutive quarters:
Our book value per common share basic and diluted, net of our quarterly dividends was $10.70 at March 31, 2019, an increase of $0.25 or 2.4% when compared to our December 31, 2018 book value of $10.45. The increase in book value was mainly a result of spread tightening in our Agency CMBS portfolio.

Results of Operations

Comparison of the three months ended March 31, 2019 to the three months ended March 31, 2018.

General

Our operating results mainly depend upon the difference between the yield on our investments, the cost of our borrowing, including our hedging activities, the composition and changes in market prices of our portfolio and our expenses. For the three months ended March 31, 2019, we generated net income of $27.9 million, or $0.58 per basic and diluted weighted common share, compared to net income of $21.7 million, or $0.52 per basic and diluted weighted common share, for the three months ended March 31, 2018. Our results of operations for the three months ended March 31, 2019, was positively impacted by tighter spreads on our Agency CMBS portfolio and the significant reduction of our Agency RMBS investments. Our credit sensitive investments continue to perform well with a favorable environment in both residential and commercial real estate markets.

Net Interest Income

The following tables set forth certain information regarding our net interest income on our investment portfolio for the three months ended March 31, 2019 and March 31, 2018 (dollars in thousands):

Three Months Ended March 31, 2019	Average Amortized Cost of Assets	Total Interest Income	Yield on Average Assets

Investments
Agency RMBS	$11,473	$216	7.64%
Agency CMBS	1,341,210	10,933	3.31%
Non-Agency RMBS	49,046	730	6.04%
Non-Agency CMBS	188,760	4,035	8.67%
Residential Whole Loans	1,120,285	13,985	5.06%
Residential Bridge Loans	200,384	3,656	7.40%
Commercial loans	280,583	5,620	8.12%
Securitized commercial loans	931,322	11,560	5.03%
Other securities	55,217	1,298	9.53%
Total investments	$4,178,280	$52,033	5.05%

	Average Carrying Value	Total Interest Expense	Average Cost of Funds(1)
Borrowings
Repurchase agreements	$2,758,048	$24,973	3.67%
Convertible senior unsecured notes, net	110,279	2,270	8.35%
Securitized debt	879,881	9,157	4.22%
Total borrowings	$3,748,208	$36,400	3.94%

Net interest income and net interest margin(2)		$15,633	1.52%

Three Months Ended March 31, 2018	Average Amortized Cost of Assets	Total Interest Income	Yield on Average Assets

Investments
Agency RMBS	$669,877	$5,855	3.54%
Agency CMBS	2,186,286	16,118	2.99%
Non-Agency RMBS	93,441	1,552	6.74%
Non-Agency CMBS	307,871	6,709	8.84%
Residential Whole Loans	274,605	3,040	4.49%
Residential Bridge Loans	120,768	2,351	7.89%
Commercial Loans	11,614	226	7.89%
Securitized commercial loan	99,956	1,482	6.01%
Other securities	111,955	2,394	8.67%
Total investments	$3,876,373	$39,727	4.16%

	Average Carrying Value	Total Interest Expense	Average Cost of Funds(1)
Borrowings
Repurchase agreements	$3,335,209	$17,389	2.11%
Convertible senior unsecured notes, net	108,962	2,248	8.37%
Securitized debt	82,140	1,060	5.23%
Total borrowings	$3,526,311	$20,697	2.38%

Net interest income and net interest margin(2)		$19,030	1.99%

(1) Average cost of funds does not include the interest expense related to our derivatives. In accordance with GAAP, such costs are included in "Gain (loss) on derivative instruments, net" in the Consolidated Statements of Operations.
(2) Since we do not apply hedge accounting, our net interest margin is this table does not reflect the benefit /cost of our interest rate swaps. See Non-GAAP Financial Measure section for net investment income table that includes the benefit/cost from our interest rate swaps.

Interest Income

For the three months ended March 31, 2019 and March 31, 2018, we earned interest income on our investments of approximately $52.0 million and $39.7 million, respectively.  The increase in interest income for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 was primarily the result of an overall higher yielding larger investment portfolio, generating an increase in interest income of approximately $12.3 million. Our credit sensitive investments contributed approximately $13.1 million and RETL securitized commercial loan contributed $10.1 million. These increases were partially offset by a decrease in interest income of $10.9 million from our Agency RMBS and Agency CMBS investments as a result of our reducing our holdings in these investments. Under the current market conditions we expect to continue to increase our investments in Residential Whole Loans and Commercial Loans.
Interest Expense
Interest expense increased from $20.7 million for the three months ended March 31, 2018 to $36.4 million for the three months ended March 31, 2019. Our higher borrowing costs reflects: (i) higher interest rates on our repurchase agreements in 2019 coupled with higher costs associated with financing our credit-sensitive investments, which generally have higher interest rates. Our average cost of funds on our repurchase agreements increased from 2.11% for the three months ended March 31, 2018 to 3.67% for the three months ended March 31, 2019. We utilize interest rate swaps to mitigate our interest rate exposure. As of March 31, 2019, we have effectively hedged approximately 76.0% of our repurchase agreement debt by entering into interest rate swaps with a weighted average fixed rate of 2.2% for a weighted average term of 5.1 years (excludes forward starting swaps). However, since we do not apply hedge accounting the reduction in interest expense is reflected in "Gain (loss) on derivatives, net"; and (ii) the securitized debt of $905.1 million from the consolidation of the RETL securitized trust as of March 27, 2018.
Other income (loss), net

Realized gain (loss) on investments, net

Realized gain (loss) on investments represents the net gain (loss) on sales or settlements from our investment portfolio. Our Manager regularly reviews the characteristics of our portfolio and may make changes to our portfolio in order to adjust such portfolio characteristics in response to and/or anticipation of changing market conditions in an effort to achieve the appropriate risk reward ratio.  Accordingly, we redeploy our capital out of Agency CMBS and Non-Agency CMBS and acquired Residential Whole Loans and Commercial Loans in order to adjust the overall characteristics of our portfolio.

The following table presents the realized gains (losses) of our investments for each of the three months ended March 31, 2019 and March 31, 2018 (dollars in thousands):

	For the three months ended March 31, 2019				For the three months ended March 31, 2018
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Agency RMBS	$—	$—	$—	$—	$1,250	$18	$—	$18
Agency CMBS	206,710	—	(4,189)	(4,189)	—	—	—	—
Non-Agency RMBS	—	—	—	—	4,200	894	—	894
Non-Agency CMBS	9,000	—	(829)	(829)	6,321	61	(398)	(337)
Residential Bridge Loans(1)	—	—	(87)	(87)	—	—	—	—
Total	$215,710	$—	$(5,105)	$(5,105)	$11,771	$973	$(398)	$575

(1)	Realized losses recognized on the final settlement of the loans.

Other than temporary impairment

We evaluate securities for OTTI on at least a quarterly basis. The determination of whether a security is other-than-temporarily impaired involves judgments, estimates and assumptions based on subjective and objective factors. As a result, the timing and amount of an OTTI constitutes an accounting estimate that may change materially over time.

The following table presents the other-than-temporary impairments we recorded on our securities portfolio (dollars in thousands):

	Three months ended March 31, 2019	Three months ended March 31, 2018
Agency RMBS	$25	$142
Non-Agency RMBS	241	91
Non-Agency CMBS	966	2,683
Total	$1,232	$2,916

Unrealized gain (loss), net

Our investments, and securitized debt, for which we have elected the fair value option are recorded at fair value with the periodic changes in fair value being recorded in earnings.  The change in unrealized gain (loss) is directly attributable to changes in market pricing on the underlying investments and securitized debt during the period. In the first quarter of 2018, the tighter spreads on our Agency CMBS investments at the end of the quarter coupled with a significant decrease in our Agency RMBS investments resulted in an increase in the value of our portfolio, accounting for the majority of the increase in unrealized gain for the period.

The following table presents the net unrealized gains (losses) we recorded on our investments and securitized debt (dollars in thousands):

	Three months ended March 31, 2019	Three months ended March 31, 2018
Agency RMBS	$355	$(16,197)
Agency CMBS	48,803	(54,302)
Non-Agency RMBS	(1,193)	(479)
Non-Agency CMBS	(3,426)	1,973
Residential Whole Loans	5,887	(789)
Residential Bridge Loans	(672)	(153)
Commercial loans	223	42
Securitized commercial loans	1,349	5,249
Other securities	682	1,355
Securitized debt	(1,395)	(4,930)
Other liabilities	168	(730)
Total	$50,781	$(68,961)

Gain (loss) on derivatives, net

In order to mitigate interest rate risk resulting from our repurchase agreement borrowings, we enter into a variety of derivative and non-derivative instruments. Our primary objective for acquiring these derivatives and non-derivative instruments is to mitigate our exposure to future events that are outside our control.

The following table presents the components of gain (loss) on derivatives for the three months ended March 31, 2019 and March 31, 2018 (dollars in thousands):

	Realized Gain (Loss), net
Description	Other Settlements / Expirations	Variation Margin Settlement	Return (Recovery) of Basis	Mark-to-Market	Contractual interest income (expense), net(1)	Total
Three months ended March 31, 2019
Interest rate swaps	$(3)	$(37,838)	$1,528	$7,090	$2,755	$(26,468)
Agency and Non-Agency Interest-Only Strips— accounted for as derivatives	—	—	(595)	(59)	784	130
Futures contracts	(4,503)	—	—	4,657	—	154
Credit default swaps	(589)	—	—	(375)	—	(964)
Total	$(5,095)	$(37,838)	$933	$11,313	$3,539	$(27,148)

Three months ended March 31, 2018
Interest rate swaps	$(5)	$76,230	$81	$68	$(1,137)	$75,237
Agency and Non-Agency Interest-Only Strips— accounted for as derivatives	—	—	(1,191)	66	1,422	297
Options	(418)	—	—	212	—	(206)
Futures contracts	3,978	—	—	502	—	4,480
Credit default swaps	(19)	—	—	(15)	—	(34)
TBAs	(667)	—	—	475	—	(192)
Total	$2,869	$76,230	$(1,110)	$1,308	$285	$79,582

(1)	Contractual interest income (expense), net on derivative instruments includes interest settlement paid or received.

Other, net

For the three months ended March 31, 2019 and March 31, 2018, "Other, net" was income of $236 thousand and $47 thousand, respectively. The balance is mainly comprised of income on cash balances, miscellaneous net interest income (expense) on cash collateral for our repurchase agreements and derivatives and miscellaneous fees collected on residential mortgage loans.

Expenses

Management Fee Expense

We incurred management fee expense of approximately $1.7 million and $2.2 million for the three months ended March 31, 2019 and March 31, 2018, respectively.  Pursuant to the terms of the Management Agreement, our Manager is paid a management fee equal to 1.5% per annum of our stockholders’ equity (as defined in the Management Agreement), calculated and payable (in cash) quarterly in arrears. The decrease was mainly attributable to the realized losses on our interest rate swaps and investments which decreased our stockholders' equity utilized to calculate our management fee. Although, in September 2018, we completed a secondary public offering, for net proceeds of approximately $67.7 million, our Manager did not earn a management fee on the issued equity through March 31, 2019. The waived management fee was intended to reduce any impact on earnings as we fully deployed the capital into our target assets.

The management fees, expense reimbursements and the relationship between our Manager and us are discussed further in Note 10, “Related Party Transactions” to the financial statements contained in this Quarterly Report on Form 10-Q.

Other Operating Expenses

We incurred other operating expenses of approximately $1.6 million and $969 thousand for the three months ended March 31, 2019 and March 31, 2018, respectively. Other operating cost is comprised of derivative transaction costs, custody, and asset management/loan servicing fees. The increase was primarily a result of a larger loan protfolio, which were acquired servicing released, thereby increasing the associated third party asset management/loan servicing fees by approximately $423 thousand. In addition, we incurred one-time transaction cost of approximately $212 thousand associated with the loan acquisitions.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2019 was $1.9 million, a decrease of $0.3 million from $2.2 million for the three months ended March 31, 2018. The decrease was attributable to operational efficiencies around financial reporting and an excise tax refund related to 2016.

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

The table below reconciles Net Income (Loss) to Core Earnings for the three months ended March 31, 2019 and March 31, 2018:

(dollars in thousands)	Three months ended March 31, 2019	Three months ended March 31, 2018
Net Income	$27,876	$21,729
Income tax provision	12	313
Net Income before income taxes	27,888	22,042

Adjustments:
Investments:
Unrealized (gain) loss on investments, securitized debt and other liabilities	(50,781)	68,961
Other than temporary impairment	1,232	2,916
Realized (gain) loss on sale of investments	5,105	(575)
One-time transaction costs	269	41

Derivative Instruments:
Net realized (gain) loss on derivatives	42,885	(79,118)
Net unrealized (gain) loss on derivatives	(11,313)	(1,308)

Amortization of discount on convertible senior unsecured notes	137	137
Non-cash stock-based compensation expense	70	75
Total adjustments	(12,396)	(8,871)
Core Earnings	$15,492	$13,171

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

(dollars in thousands)	Three months ended March 31, 2019	Three months ended March 31, 2018
Adjusted net interest income	$20,105	$18,205
Total expenses	(5,277)	(5,315)
Non-cash stock-based compensation	70	75
One-time transaction costs	269	41
Amortization of discount on convertible unsecured senior notes	137	137
Interest income on cash balances and other income (loss), net	188	28
Core Earnings	$15,492	$13,171

Net Interest Income and Net Interest Margin

The following tables set forth certain information regarding our net investment income for the three months ended March 31, 2019 and March 31, 2018 (dollars in thousands):

Three Months Ended March 31, 2019	Average Amortized Cost of Assets(1)	Total Interest Income(2)	Yield on Average Assets

Investments
Agency RMBS	$18,011	$374	8.42%
Agency CMBS	1,345,550	10,964	3.30%
Non-Agency RMBS	49,046	730	6.04%
Non-Agency CMBS	188,760	4,035	8.67%
Residential Whole Loans	1,120,285	13,985	5.06%
Residential Bridge Loans	200,384	3,656	7.40%
Commercial loans	280,583	5,620	8.12%
Securitized commercial loans	931,322	11,560	5.03%
Other securities	55,217	1,298	9.53%
Total investments	$4,189,158	$52,222	5.06%
Adjustments:
Securitized commercial loans from consolidated VIEs	$(931,322)	$(11,560)	5.03%
Investments in consolidated VIEs eliminated in consolidation	57,084	1,590	11.30%
Adjusted total investments	$3,314,920	$42,252	5.17%

	Average Carrying Value	Total Interest Expense(3)	Average Effective Cost of Funds
Borrowings
Repurchase agreements	$2,758,048	$24,973	3.67%
Convertible senior unsecured notes, net	110,279	2,270	8.35%
Securitized debt	879,881	9,157	4.22%
Interest rate swaps	n/a	(4,283)	(0.46)%
Total borrowings	$3,748,208	$32,117	3.48%
Adjustments:
Securitized debt from consolidated VIEs	$(879,881)	$(9,157)	4.22%
Adjusted total borrowings	$2,868,327	$22,960	3.25%

Adjusted net interest income and net interest margin		$19,292	2.36%

Three Months Ended March 31, 2018	Average Amortized Cost of Assets(1)	Total Interest Income(2)	Yield on Average Assets

Investments
Agency RMBS	$678,748	$6,024	3.60%
Agency CMBS	2,192,247	16,180	2.99%
Non-Agency RMBS	93,441	1,552	6.74%
Non-Agency CMBS	307,871	6,709	8.84%
Residential Whole Loans	274,605	3,040	4.49%
Residential Bridge Loans	120,768	2,351	7.89%
Commercial loans	11,614	226	7.89%
Securitized commercial loans	99,956	1,482	6.01%
Other securities	111,955	2,394	8.67%
Total investments	$3,891,205	$39,958	4.16%
Adjustments:
Securitized commercial loans from consolidated VIEs	$(99,956)	$(1,482)	6.01%
Investments in consolidated VIEs eliminated in consolidation	17,648	416	9.56%
Adjusted total investments	$3,808,897	$38,892	4.14%

	Average Carrying Value	Total Interest Expense(3)	Average Effective Cost of Funds
Borrowings
Repurchase agreements	$3,335,209	$17,389	2.11%
Convertible senior unsecured notes, net	108,962	2,248	8.37%
Securitized debt	82,140	1,060	5.23%
Interest rate swaps	n/a	1,056	0.12%
Total borrowings	$3,526,311	$21,753	2.50%
Adjustments:
Securitized debt from consolidated VIEs	$(82,140)	$(1,060)	5.23%
Adjusted total borrowings	$3,444,171	$20,693	2.44%

Adjusted net interest income and net interest margin		$18,199	1.94%

(1)	Includes Agency and Non-Agency Interest-Only Strips accounted for as derivatives.

(2)	Refer to below table for components of interest income.

(3)	Includes the net amount paid, including accrued amounts and premium amortization for MAC interest rate swaps during the periods included in gain/loss on derivative instruments for GAAP.

The following table reconciles total interest income to adjusted interest income, which includes interest income on Agency and Non-Agency Interest-Only Strips classified as derivatives (Non-GAAP financial measure) for the three months ended March 31, 2019 and March 31, 2018:

(dollars in thousands)	Three months ended March 31, 2019	Three months ended March 31, 2018
Coupon interest income:
Agency RMBS	$871	$7,124
Agency CMBS	10,989	15,998
Non-Agency RMBS	1,207	1,420
Non-Agency CMBS	3,111	4,813
Residential Whole Loans	14,182	3,260
Residential Bridge Loans	4,108	2,485
Commercial loans	5,412	219
Securitized commercial loans	12,002	1,482
Other Securities	2,889	3,756
Subtotal coupon interest	54,771	40,557
Premium accretion, discount amortization and amortization of basis, net:
Agency RMBS	(655)	(1,269)
Agency CMBS	(56)	120
Non-Agency RMBS	(477)	132
Non-Agency CMBS	924	1,896
Residential Whole Loans	(197)	(220)
Residential Bridge Loans	(452)	(134)
Commercial loans	208	7
Securitized commercial loans	(442)	—
Other Securities	(1,591)	(1,362)
Subtotal accretion and amortization	(2,738)	(830)
Interest income	$52,033	$39,727
Contractual interest income, net of amortization of basis on Agency and Non-Agency Interest-Only Strips, classified as derivatives(1):
Coupon interest income	$784	$1,422
Amortization of basis	(595)	(1,191)
Subtotal	189	231
Total adjusted interest income	$52,222	$39,958

(1)	Reported in "Gain (loss) on derivative instruments, net" in our Consolidated Statements of Operations.

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

The following table reconciles the Effective Cost of Funds (Non-GAAP financial measure) with interest expense for the three months ended March 31, 2019 and March 31, 2018:

	Three months ended March 31, 2019		Three months ended March 31, 2018
(dollars in thousands)	Reconciliation	Cost of Funds/ Effective Borrowing Costs	Reconciliation	Cost of Funds/ Effective Borrowing Costs
Interest expense	$36,400	3.94%	$20,697	2.38%
Adjustments:
Interest expense on Securitized debt from consolidated VIEs	(9,157)	(4.22)%	(1,060)	(5.23)%
Net interest (received) paid - interest rate swaps	(4,283)	(0.46)%	1,056	0.12%
Effective Borrowing Costs	$22,960	3.25%	$20,693	2.44%
Weighted average borrowings	$2,868,327		$3,444,171

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

Our liquidity and capital resources are managed on a daily basis to ensure that we have sufficient liquidity to absorb market events that could negatively impact collateral valuations and result in margin calls as well as to ensure that we have the flexibility to manage our investment portfolio to take advantage of market opportunities. As of March 31, 2019, our principal sources of cash consist of borrowings under repurchase agreements, payments of principal and interest on our investment portfolio and cash generated from operations and, if market conditions permit secondary public stock offerings.

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

Sources of Liquidity
Principal Sources of Cash
We held cash of approximately $19.6 million and $24.8 million at March 31, 2019 and March 31, 2018, respectively. Our primary sources of cash currently consist of repurchase agreement borrowings, investment income, principal repayments on investments and the proceeds from debt and equity offerings, to the extent available in the capital markets. In the future, we expect our primary sources of liquidity to consist of payments of principal and investment income, unused borrowing capacity under our financing sources and future issuances of equity and debt securities.
Repurchase Agreements
As of March 31, 2019, we had 32 master repurchase agreements with our counterparties.  We had borrowings under 17 of the 32 master repurchase agreements of approximately $2.9 billion at March 31, 2019.  The following tables present our repurchase agreement borrowings by type of collateral pledged, as of March 31, 2019 and March 31, 2018, and the respective effective cost of funds (Non-GAAP financial measure) for the three months ended March 31, 2019 and March 31, 2018, respectively.  See “Non-GAAP Financial Measures” (dollars in thousands):

	March 31, 2019			Three months ended March 31, 2019
Collateral	Borrowings Outstanding	Value of Collateral Pledged (1)	Weighted Average Interest Rate end of period	Weighted Average Cost of Funds	Weighted Average Effective Cost of Funds (Non-GAAP)(2)	Weighted Average Haircut end of period
Agency RMBS, at fair value	$14,008	$19,107	3.21%	3.24%	3.24%	21.82%
Agency CMBS, at fair value	1,230,053	1,322,656	2.70%	2.76%	2.76%	5.03%
Non-Agency RMBS, at fair value	30,954	48,392	4.12%	4.22%	4.22%	35.35%
Non-Agency CMBS, at fair value	108,417	143,687	4.11%	4.16%	4.16%	26.61%
Residential Whole Loans, at fair value(3)	1,128,616	1,267,163	4.12%	4.30%	4.30%	9.76%
Residential Bridge Loans(3)	139,992	151,228	4.77%	4.75%	4.75%	20.00%
Commercial loans, at fair value	202,921	317,744	4.90%	5.38%	5.38%	36.12%
Securitized commercial loan, at fair value(3)	24,513	33,725	3.68%	4.42%	4.42%	24.19%
Other securities, at fair value	37,127	58,653	4.31%	4.35%	4.35%	35.20%
Interest rate swaps	n/a	n/a	n/a	n/a	(0.63)%	n/a
Total	$2,916,601	$3,362,355	3.60%	3.67%	3.04%	11.50%

(1)	Excludes approximately $7.7 million of cash collateral posted.

(2)
The effective cost of funds for the period presented is calculated on an annualized basis and includes interest expense for the period and net periodic interest payments on interest rate swaps, net of premium amortization on MAC swaps, of approximately $4.3 million received for the three months ended March 31, 2019.  While interest rate swaps are not accounted for using hedge accounting, such instruments are viewed by us as an economic hedge against increases in interest rates on our liabilities and are treated as hedges for purposes of satisfying the REIT requirements.  See “Non-GAAP Financial Measures”.

(3)	Repurchase agreement borrowings collateralized by Whole Loans, Bridge Loans and securitized commercial loans owned through trust certificates. The trust certificates are eliminated upon consolidation.

	March 31, 2018			Three months ended March 31, 2018
Collateral	Borrowings Outstanding	Fair Value of Collateral Pledged (1)	Weighted Average Interest Rate end of period	Weighted Average Cost of Funds	Weighted Average Effective Cost of Funds (Non-GAAP)(2)	Weighted Average Haircut end of period
Agency RMBS	$630,980	$656,799	1.92%	1.72%	1.72%	4.48%
Agency CMBS	2,073,029	2,163,961	1.81%	1.72%	1.72%	5.02%
Non-Agency RMBS	104,580	141,171	3.19%	3.02%	3.02%	24.78%
Non-Agency CMBS	252,121	331,441	3.42%	3.30%	3.30%	24.74%
Residential Whole Loans(3)	234,675	296,719	4.13%	4.16%	4.16%	20.00%
Residential Bridge Loans(3)	151,555	159,646	4.40%	4.81%	4.81%	20.00%
Commercial loans	12,321	20,534	4.61%	4.61%	4.61%	40.00%
Securitized commercial loan(3)	7,631	13,871	3.72%	3.83%	3.83%	45.00%
Other securities	90,028	131,467	3.42%	3.26%	3.26%	31.02%
Interest rate swaps	n/a	n/a	n/a	n/a	0.13%	n/a
Total	$3,556,920	$3,915,609	2.31%	2.11%	2.24%	9.40%

(1)	Excludes approximately $36.6 million of cash collateral posted.

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

(3)	Repurchase agreement borrowings collateralized by Whole Loans, Bridge Loans and securitized commercial loan owned through trust certificates. The trust certificates are eliminated upon consolidation.

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

At-The-Market Program
In April 2017, we entered into an equity distribution agreement with JMP Securities LLC, or "JMP", under which we may offer and sell up to $100.0 million shares of common stock in an At-The-Market equity offering from time to time through JMP. As of March 31, 2019, we have not sold any shares under this agreement.
Cash Generated from Operations

For the three months ended March 31, 2019, net cash used in operating activities was approximately $26.3 million, this was primarily attributable to the net interest income we earned on our investments less operating expenses, general and administrative expenses and margin settlements of interest rate swaps. For the three months ended March 31, 2018, net cash from operating activities was approximately $85.0 million, this was primarily attributable to net interest income we earned on our investments less operating expenses, general and administrative expenses and margin settlements of interest rate swaps. The change period over period was mainly attributable to the settlement of interest rate swaps.

Cash Provided by and Used in Investing Activities

For the three months ended March 31, 2019, net cash provided by investing activities was approximately $35.3 million. This was primarily attributable to proceeds from sales and receipts of principal payments and payoffs on our investments investment, which was partially offset by investment acquisitions, including an investment from a consolidated CMBS VIE . For the three months ended March 31, 2018, net cash used in investing activities was approximately $1.7 billion. This was primarily attributable to our investment acquisitions, including investments from a consolidated CMBS VIE, which was partially offset by proceeds from sales and receipts of principal payments on our investments.

Cash Provided by and Used in Financing Activities

For the three months ended March 31, 2019, net cash provided by financing activities was approximately $3.9 million. This was attributable to net proceeds from financings during the quarter and increase in escrow deposits. Our net cash provided by financing activities was partially offset by dividends paid on our common stock. For the three months ended March 31, 2018, net cash provided by financing activities was approximately $1.6 billion.  This was primarily attributable to increased investment activity resulting in a higher weighted average borrowings on our repurchase agreements and the increase in securitized debt related to a consolidated CMBS VIE. There was also a decrease in cash collateral posted. Our net cash provided by financing activities was partially offset by dividends paid on our common stock.

Contractual Obligations and Commitments

Our contractual obligations as of March 31, 2019 are as follows (dollars in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Borrowings under repurchase agreements(4)	$2,158,538	$758,063	$—	$—	$2,916,601
Contractual interest on repurchase agreements	50,667	35,375	—	—	86,042
Convertible senior unsecured notes	—	—	115,000	—	115,000
Contractual interest on convertible senior unsecured notes	7,763	15,525	7,763	—	31,051
Securitized debt(2)	—	845,415	—	—	845,415
Contractual interest on securitized debt(3)	33,706	34,267	—	—	67,973
Total	$2,250,674	$1,688,645	$122,763	$—	$4,062,082

(1)	The table above does not include amounts due under the Management Agreement (as defined herein) with our Manager, as those obligations do not have fixed and determinable payments.

(2)
The securitized debt is non-recourse to us from a consolidated VIEs and can only be settled with the securitized loans with a principal balance of $845.4 million held in the securitization. Assumes entire outstanding principal balance at March 31, 2019 is paid at maturity.

(3)	For variable rate debt, the one month LIBOR rate as of March 31, 2019 of 2.5% was used to calculate the contractual interest.

(4)
Does not reflect approximately $97.0 million of repurchase agreement borrowings, which settled by April 1, 2019, with a weighted average interest rate of 2.65%, a weighted average contractual maturity of 90 days and secured by collateral of approximately $101.5 million

 Management Agreement

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

Credit Risk

We are subject to varying degrees of credit risk in connection with our assets. Although we do not expect to encounter credit risk in our Agency CMBS, we are exposed to the risk of potential credit losses from general credit spread widening related to Non-Agency RMBS, Non-Agency CMBS, Residential Whole Loan, Residential Bridge Loans, Commercial Loans and other portfolio investments in addition to unexpected increase in borrower defaults on these investments, decisions are made following a bottom-up credit analysis and specific relevant risk assumptions. As part of the risk management process, our Manager uses detailed proprietary models, applicable to evaluate, depending on the asset class, house price appreciation and depreciation by region, prepayment speeds and foreclosure/default frequency, cost and timing. If our Manager determines that the proposed investment can meet the appropriate risk and return criteria as well as complement our existing asset portfolio, the investment will undergo a more thorough analysis.

As of March 31, 2019, 11 of the counterparties that we had outstanding repurchase agreement borrowings held collateral which we posted as security for such borrowings in excess of 5% of our stockholders’ equity.  Prior to entering into a repurchase agreement with any particular institution, our Manager does a thorough review of such potential counterparty.  Such review, however, does not assure the creditworthiness of such counterparty nor that the financial wherewithal of the counterparty will not deteriorate in the future.

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

Interest Rate Cap Risk

To the extent we invest in adjustable-rate RMBS and Whole-Loans, such instruments may be subject to interest rate caps, which potentially could cause such instruments to acquire many of the characteristics of fixed-rate securities if interest rates were to rise above the cap levels. This issue is magnified to the extent we acquire ARM and hybrid ARM assets that are not based on mortgages which are fully indexed. In addition, ARM and hybrid ARM assets may be subject to periodic payment caps that result in some portion of the interest being deferred and added to the principal outstanding or a portion of the incremental interest rate increase being deferred. To the extent we invest in such ARM and/or hybrid ARM assets, we could potentially receive less cash income on such assets than we would need to pay the interest cost on our related borrowings. To mitigate interest rate mismatches, we may utilize the hedging strategies discussed above under “Interest Rate Risk.”

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

The sensitivity analysis table presented below shows the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments, including interest rate swaps, Interest-Only Strips, and net interest income at March 31, 2019, assuming a static portfolio of assets. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our Manager’s expectations. The analysis presented utilizes our Manager’s assumptions, models and estimates, which are based on our Manager’s judgment and experience.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+1.00%	(0.95)%	(0.99)%
+0.50%	(0.45)%	(0.49)%
-0.50%	0.34%	0.49%
-1.00%	0.41%	0.98%

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

Certain assumptions have been made in connection with the calculation of the information set forth in the table above and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes.  The base interest rate scenario assumes interest rates at March 31, 2019.  The analysis presented utilizes assumptions and estimates based on our Manager’s judgment and experience.  Furthermore, while we generally expect to retain such assets and the associated interest rate risk, future purchases and sales of assets could materially change our interest rate risk profile.

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

We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of March 31, 2019. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

No change occurred in our internal control over financial reporting (as defined in Rule13a-15(f) and Rule 15d-15(f) of the Exchange Act) during the three months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  Legal Proceedings

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business.  As of March 31, 2019, the Company was not involved in any legal proceedings.

ITEM 1A.  Risk Factors

There were no material changes during the period covered by this report to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on March 6, 2019.  Additional risks not presently known, or that we currently deem immaterial, also may have a material adverse effect on our business, financial condition and results of operations.

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

May 7, 2019

By:	/s/ LISA MEYER

Lisa Meyer
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

May 7, 2019