Form 10-Q
period 2019-06-30
Western Asset Mortgage Capital Corp
filed 2019-08-07
CIK 1465885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
 For the quarterly period ended June 30, 2019

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

As of August 5, 2019 there were 53,224,379 shares, par value $0.01, of the registrant’s common stock outstanding.

Part I
ITEM I. Financial Statements

Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands—except share and per share data)
(Unaudited)

	June 30, 2019	December 31, 2018
Assets:
Cash and cash equivalents	$81,761	$21,987
Restricted cash	87,139	55,808
Agency mortgage-backed securities, at fair value ($2,388,337 and $1,505,979 pledged as collateral, at fair value, respectively)	2,488,151	1,505,979
Non-Agency mortgage-backed securities, at fair value ($214,946 and $237,107 pledged as collateral, at fair value, respectively)	266,891	250,856
Other securities, at fair value ($76,483 and $59,780 pledged as collateral, at fair value, respectively)	76,617	59,906
Residential Whole Loans, at fair value ($1,196,415 and $1,041,885 pledged as collateral, at fair value, respectively)	1,206,220	1,041,885
Residential Bridge Loans ($87,402 and $211,999 at fair value and $90,606 and $221,486 pledged as collateral, respectively)	94,892	221,719
Securitized commercial loans, at fair value	804,134	1,013,511
Commercial Loans, at fair value ($292,032 and $196,123 pledged as collateral, at fair value, respectively)	312,032	216,123
Investment related receivable	35,779	42,945
Interest receivable	19,413	21,959
Due from counterparties	55,519	39,623
Derivative assets, at fair value	3,329	2,606
Other assets	1,631	2,488
Total Assets (1)	$5,533,508	$4,497,395

Liabilities and Stockholders’ Equity:
Liabilities:
Repurchase agreements, net	$3,001,220	$2,818,837
Convertible senior unsecured notes, net	110,719	110,060
Securitized debt, net ($722,026 and $949,626 at fair value and $83,749 and $246,802 held by affiliates, respectively)	1,617,813	949,626
Interest payable (includes $374 and $816 on securitized debt held by affiliates, respectively)	11,982	8,532
Investment related payables	99,534	—
Due to counterparties	22,029	17,781
Derivative liability, at fair value	1,317	10,130
Accounts payable and accrued expenses	2,801	3,858
Payable to affiliate	2,827	4,615
Dividend payable	16,500	14,916
Other liabilities	87,140	56,031
Total Liabilities (2)	4,973,882	3,994,386

Commitments and contingencies

Stockholders’ Equity:
Common stock: $0.01 par value, 500,000,000 shares authorized, 53,224,379 and 48,116,379 outstanding, respectively	532	481
Preferred stock, $0.01 par value, 100,000,000 shares authorized and no shares outstanding	—	—
Additional paid-in capital	883,417	833,810
Retained earnings (accumulated deficit)	(324,323)	(331,282)
Total Stockholders’ Equity	559,626	503,009
Total Liabilities and Stockholders’ Equity	$5,533,508	$4,497,395
 See notes to unaudited consolidated financial statements.
Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Balance Sheets (Continued)
(in thousands—except share and per share data)
(Unaudited)

	June 30, 2019	December 31, 2018
(1) Assets of consolidated VIEs included in the total assets above:
Cash and cash equivalents	$2,874	$674
Restricted cash	87,139	55,808
Residential Whole Loans, at fair value ($1,196,415 and $1,041,885 pledged as collateral, at fair value, respectively)	1,206,220	1,041,885
Residential Bridge Loans ($83,116 and $211,766 at fair value and $90,606 and $221,486 pledged as collateral, respectively)	90,606	221,486
Securitized commercial loans, at fair value	804,134	1,013,511
Commercial Loans, at fair value ($292,032 and $196,123 pledged as collateral, at fair value, respectively)	212,032	196,123
Investment related receivable	35,725	42,945
Interest receivable	10,494	15,540
Other assets	124	178
Total assets of consolidated VIEs	$2,449,348	$2,588,150

(2) Liabilities of consolidated VIEs included in the total liabilities above:
Securitized debt, net ($722,026 and $949,626 at fair value and $83,749 and $246,802 held by affiliates, respectively)	$1,617,813	$949,626
Interest payable (includes $374 and $816 on securitized debt held by affiliates, respectively)	4,067	2,419
Accounts payable and accrued expenses	394	708
Other liabilities	87,139	56,033
Total liabilities of consolidated VIEs	$1,709,413	$1,008,786

See notes to unaudited consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Statements of Operations
(in thousands—except share and per share data)
(Unaudited)

	For the three months ended June 30, 2019	For the three months ended June 30, 2018	For the six months ended June 30, 2019	For the six months ended June 30, 2018
Net Interest Income
Interest income	$53,818	$57,154	$105,851	$96,881
Interest expense (includes $1,106, $4,719, $3,444 and $5,207 on securitized debt held by affiliates, respectively)	37,958	38,134	74,358	58,831
Net Interest Income	15,860	19,020	31,493	38,050

Other Income (Loss)
Realized gain (loss) on investments, net	(8)	(5,608)	(5,113)	(5,033)
Other than temporary impairment	(3,295)	(2,974)	(4,527)	(5,890)
Unrealized gain (loss), net	74,614	(31,693)	125,395	(100,654)
Gain (loss) on derivative instruments, net	(71,530)	28,490	(98,678)	108,072
Other, net	532	(145)	768	(98)
Other Income (Loss)	313	(11,930)	17,845	(3,603)

Expenses
Management fee to affiliate	1,832	2,259	3,567	4,439
Other operating expenses	1,253	1,555	2,851	2,524
General and administrative expenses:
Compensation expense	705	572	1,249	1,082
Professional fees	761	818	1,976	2,113
Other general and administrative expenses	530	397	715	758
Total general and administrative expenses	1,996	1,787	3,940	3,953
Total Expenses	5,081	5,601	10,358	10,916

Income before income taxes	11,092	1,489	38,980	23,531
Income tax provision	478	36	490	349
Net income	$10,614	$1,453	$38,490	$23,182

Net income per Common Share — Basic	$0.21	$0.03	$0.78	$0.55
Net income per Common Share — Diluted	$0.21	$0.03	$0.78	$0.55

See notes to unaudited consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands—except shares and share data)
(Unaudited)

	Three Months Ended June 30, 2019
	Common Stock Outstanding		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock
	Shares	Par				Total
Balance at March 31, 2019	48,224,379	$482	$833,915	$(318,391)	$—	$516,006
Proceeds from public offerings of common stock	5,000,000	50	49,600	—	—	49,650
Offering costs, public offerings of common stock	—	—	(309)	—	—	(309)
Vesting of restricted stock	—	—	165	—	—	165
Net income	—	—	—	10,614	—	10,614
Dividends declared on common stock	—	—	46	(16,546)	—	(16,500)
Balance at June 30, 2019	53,224,379	$532	$883,417	$(324,323)	$—	$559,626

	Three Months Ended June 30, 2018
	Common Stock Outstanding		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock
	Shares	Par				Total
Balance at March 31, 2018	41,679,679	$419	$768,862	$(293,128)	$(2,339)	$473,814
Vesting of restricted stock	—	—	50	—	—	50
Treasury stock	(63,300)	—	—	—	(626)	(626)
Net income	—	—	—	1,453	—	1,453
Dividends declared on common stock	—	—	33	(12,933)	—	(12,900)
Balance at June 30, 2018	41,616,379	$419	$768,945	$(304,608)	$(2,965)	$461,791

	Six Months Ended June 30, 2019
	Common Stock Outstanding		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock
	Shares	Par				Total
Balance at December 31, 2018	48,116,379	$481	$833,810	$(331,282)	$—	$503,009
Proceeds from public offerings of common stock	5,000,000	50	49,600	—	—	49,650
Offering costs, public offerings of common stock	—	—	(309)	—	—	(309)
Grants of restricted stock	108,000	1	(1)	—	—	—
Vesting of restricted stock	—	—	235	—	—	235
Net income	—	—	—	38,490	—	38,490
Dividends declared on common stock	—	—	82	(31,531)	—	(31,449)
Balance at June 30, 2019	53,224,379	$532	$883,417	$(324,323)	$—	$559,626

	Six Months Ended June 30, 2018
	Common Stock Outstanding		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock
	Shares	Par				Total
Balance at December 31, 2017	41,794,079	$419	$768,763	$(301,912)	$(1,232)	$466,038
Vesting of restricted stock	—	—	125	—	—	125
Treasury stock	(177,700)	—	—	—	(1,733)	(1,733)
Net income	—	—	—	23,182	—	23,182
Dividends declared on common stock	—	—	57	(25,878)	—	(25,821)
Balance at June 30, 2018	41,616,379	$419	$768,945	$(304,608)	$(2,965)	$461,791

See notes to unaudited consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows (in thousands)
(Unaudited)

	For the six months ended June 30, 2019	For the six months ended June 30, 2018
Cash flows from operating activities:
Net income	$38,490	$23,182
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Premium amortization and (discount accretion), net	2,360	277
Amortization of deferred financing costs	483	384
Amortization of discount on convertible senior notes	275	275
Restricted stock amortization	235	125
Interest payments and basis recovered on MAC interest rate swaps	3,204	293
Premium on purchase of Residential Whole Loans	(4,882)	(2,677)
Premium on purchase of Residential Bridge Loans	—	(2,196)
Premium on purchase of securitized commercial loans	(3,769)	(3,019)
Unrealized (gain) loss, net	(125,395)	100,654
Unrealized (gain) loss on derivative instruments, net	(794)	(5,576)
Other than temporary impairment	4,527	5,890
Realized (gain) loss on investments, net	5,113	5,033
(Gain) loss on derivatives, net	1,777	(7,769)
Changes in operating assets and liabilities:
Decrease (increase) in interest receivable	2,546	(5,884)
Decrease (increase) in other assets	857	(1,267)
Increase in interest payable	3,450	1,987
Decrease in accounts payable and accrued expenses	(961)	(587)
(Decrease) increase in payable to affiliate	(1,788)	1,021
Net cash (used in) provided by operating activities	(74,272)	110,146
Cash flows from investing activities:
Purchase of securities	(1,093,542)	(235,043)
Proceeds from sale of securities	221,875	416,869
Principal repayments and basis recovered on securities	55,175	67,259
Purchase of Residential Whole Loans	(244,317)	(124,225)
Principal repayments on Residential Whole Loans	87,615	23,871
Purchase of commercial loans	(171,188)	(70,257)
Principal repayments on commercial loans	76,000	—
Purchase of securitized commercial loans	(900,000)	(1,350,000)
Principal repayments on securitized commercial loans	1,113,884	78,907
Purchase of Residential Bridge Loans	—	(276,173)
Principal repayments on Residential Bridge Loans	143,992	98,528
Payment of premium for option derivatives	(302)	(467)
Premium received from option derivatives	862	298
Premium for credit default swaps, net	(367)	(174)
Net settlements of TBAs	—	134
(Payments on) Proceeds from termination of futures, net	(10,338)	4,591
Interest payments and basis recovered on MAC interest rate swaps	(3,204)	(293)
Premium for interest rate swaptions, net	(332)	—
Net cash used in investing activities	(724,187)	(1,366,175)

Cash flows from financing activities:
Proceeds from issuance of common stock	49,650	—
Payment of offering costs	(405)	—
Repurchase of common stock	—	(1,733)

Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Continued) (in thousands)
(Unaudited)

	For the six months ended June 30, 2019	For the six months ended June 30, 2018
Proceeds from repurchase agreement borrowings	10,821,699	9,929,408
Repayments of repurchase agreement borrowings	(10,639,316)	(9,913,725)
Proceeds from securitized debt	1,757,464	1,285,219
Repayments of securitized debt	(1,083,560)	(74,845)
Payments made for deferred financing costs	(5,786)	—
Due from counterparties, net	(15,896)	22,139
Due to counterparties, net	4,248	3,718
Increase in other liabilities	31,331	58,746
Dividends paid on common stock	(29,865)	(25,880)
Net cash provided by financing activities	889,564	1,283,047

Net increase in cash, cash equivalents and restricted cash	91,105	27,018
Cash, cash equivalents and restricted cash, beginning of period	77,795	48,024
Cash, cash equivalents and restricted cash, end of period	$168,900	$75,042

Supplemental disclosure of operating cash flow information:
Interest paid	$72,231	$56,935
Income taxes paid	$48	$1,635
Supplemental disclosure of non-cash financing/investing activities:
Underwriting and offering costs payable	$81	$—
Securities purchased, not settled	$(99,534)	$(52,530)
Dividends and distributions declared, not paid	$16,500	$12,901
Principal payments of Residential Whole Loans, not settled	$20,535	$5,845
Principal payments of Residential Bridge Loans, not settled	$15,244	$31,441
Other assets	$—	$143
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

Note 1 — Organization

Western Asset Mortgage Capital Corporation, a Delaware corporation, and its subsidiaries (the “Company”), commenced operations in May 2012. The Company invests in, finances and manages a diversified portfolio of real estate related securities, Whole Loans and other financial assets.  The Company’s portfolio is comprised of Agency CMBS, Agency RMBS, Non-Agency RMBS, Non-Agency CMBS, Residential Whole Loans, Residential Bridge Loans and Commercial Loans. In addition, and to a significantly lesser extent, the Company has invested in other securities including certain Agency obligations that are not technically MBS as well as certain Non U.S. CMBS and in asset-backed securities (“ABS”) investments secured by a portfolio of private student loans.  The Company’s investment strategy is based on Western Asset Management Company, LLC’s (the “Manager”) perspective of which mix of portfolio assets it believes provides the Company with the best risk-reward opportunities at any given time.  The Manager will vary the allocation among various asset classes subject to maintaining the Company’s qualification as a REIT and maintaining its exemption from the Investment Company Act of 1940, as amended (the “1940 Act”).  These restrictions limit the Company’s ability to invest in non-qualifying MBS, non-real estate assets and/or assets which are not secured by real estate.  Accordingly, the Company’s portfolio will continue to be principally invested in qualifying MBS, Whole Loans and other real estate related assets.

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

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited financial statements and related notes have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial reporting in accordance with Article 10 of Regulation S-X and the instructions to Form 10-Q. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary have been made to state fairly the Company’s financial position, results of operations and cash flows. The results of operations for the period ended June 30, 2019, are not necessarily indicative of the results to be expected for the full year or any future period. These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 6, 2019.

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
First quarter 2020.
The Company is currently evaluating the impact the standard may have on its consolidated financial statements. However, since the Company elects the fair value option for its financial assets, it does not foresee the adoption of this guidance having a material impact on its financial statements

In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820), Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement." The amendments in this update modify the disclosure requirements on fair value measurements including the consideration of costs and benefits.
	First quarter 2020.	The Company is evaluating the impact this standard may have on its consolidated financial statements.

In April 2019, the FASB issued ASU 2019-04, "Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments." The amendments in this update represent changes to clarify, correct errors in, or improve the Codification. The amendments should make the Codification easier to understand and easier to apply by eliminating inconsistencies and providing clarification.
First quarter 2020.
The Company is currently evaluating the impact the standard may have on its consolidated financial statements when adopted. However, the Company does not foresee the Codification Improvements having a material impact on its financial statements

In May 2019, the FASB issued ASU 2019-05, "Financial Instruments-Credit Losses (Topic 326). The amendments in this Update provide entities that have certain instruments within the scope of Subtopic 326-20 with an option to irrevocably elect the fair value option in the Subtopic 825-10, Financial Instruments-Overall, upon adoption of Topic 326. An entity that elects the fair value option should subsequently apply the guidance in Subtopic 820-10, Fair Value Measurement-Overall, and 825-10.
First quarter 2020.
The Company is currently evaluating the impact the standard may have on its consolidated financial statements. However, since the Company already elects the fair value option for its financial assets, it does not foresee the adoption of this guidance having a material impact on its financial statements

Note 3 — Fair Value of Financial Instruments

The following tables present the Company’s financial instruments carried at fair value as of June 30, 2019 and December 31, 2018, based upon the valuation hierarchy (dollars in thousands):

	June 30, 2019
	Fair Value
	Level I	Level II	Level III	Total
Assets
Agency CMBS	$—	$1,839,654	$40,285	$1,879,939
Agency CMBS Interest-Only Strips accounted for as derivatives, included in MBS	—	3,829	—	3,829
Agency RMBS	—	585,751	—	585,751
Agency RMBS Interest-Only Strips	—	—	11,891	11,891
Agency RMBS Interest-Only Strips accounted for as derivatives, included in MBS	—	—	6,741	6,741
Subtotal Agency MBS	—	2,429,234	58,917	2,488,151

Non-Agency RMBS	—	—	38,086	38,086
Non-Agency RMBS Interest-Only Strips	—	—	9,101	9,101
Non-Agency CMBS	—	219,704	—	219,704
Subtotal Non-Agency MBS	—	219,704	47,187	266,891

Other securities	—	58,820	17,797	76,617
Total mortgage-backed securities and other securities	—	2,707,758	123,901	2,831,659

Residential Whole Loans	—	—	1,206,220	1,206,220
Residential Bridge Loans	—	—	87,402	87,402
Securitized commercial loans	—	—	804,134	804,134
Commercial Loans	—	—	312,032	312,032
Derivative assets	464	2,865	—	3,329
Total Assets	$464	$2,710,623	$2,533,689	$5,244,776

Liabilities
Derivative liabilities	$553	$764	$—	$1,317
Securitized debt	—	719,150	2,876	722,026
Total Liabilities	$553	$719,914	$2,876	$723,343

	December 31, 2018
	Fair Value
	Level I	Level II	Level III	Total
Assets
Agency CMBS	$—	$1,481,984	$—	$1,481,984
Agency CMBS Interest-Only Strips accounted for as derivatives, included in MBS	—	4,158	—	4,158
Agency RMBS Interest-Only Strips	—	—	12,135	12,135
Agency RMBS Interest-Only Strips accounted for as derivatives, included in MBS	—	—	7,702	7,702
Subtotal Agency MBS	—	1,486,142	19,837	1,505,979

Non-Agency RMBS	—	—	39,026	39,026
Non-Agency RMBS Interest-Only Strips	—	—	11,529	11,529
Non-Agency CMBS	—	200,301	—	200,301
Subtotal Non-Agency MBS	—	200,301	50,555	250,856

Other securities	—	50,955	8,951	59,906
Total mortgage-backed securities and other securities	—	1,737,398	79,343	1,816,741

Residential Whole Loans	—	—	1,041,885	1,041,885
Residential Bridge Loans	—	—	211,999	211,999
Securitized commercial loan	—	—	1,013,511	1,013,511
Commercial Loans	—	—	216,123	216,123
Derivative assets	—	2,606	—	2,606
Total Assets	$—	$1,740,004	$2,562,861	$4,302,865

Liabilities
Derivative liabilities	$4,657	$5,473	$—	$10,130
Securitized debt	—	947,340	2,286	949,626
Total Liabilities	$4,657	$952,813	$2,286	$959,756

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

Residential Whole Loans and Residential Bridge Loans

Values for the Company's Non-QM and conforming Residential Whole Loans and Bridge Loans are based upon prices obtained from an independent third party pricing service that specializes in loan valuation, utilizing a discounted cash flow valuation model that is calibrated to recent loan trade execution. Their valuation methodology incorporates commonly used market pricing methods, which include the inputs considered most significant to the determination of fair value of the Company's Residential Whole Loans and Residential Bridge Loans. The key loan inputs include loan balance, interest rate, loan to value, FICO score, debt to income ratio and delinquencies. The assumption made by the independent third party pricing service includes the market discount rate, prepayment, default assumption and loss severity. For the conforming Residential Whole Loan Portfolio, the third party pricing service valuation model assigns a loan value using TBA prices, adjusted for delivery to Fannie Mae using Fannie Mae's loan-level price adjustment matrix. In addition to pricing the underlying mortgages, the third party pricing service uses a service release premium valuation representing the sale of the right to service the mortgages. Together, the TBA price and service release premium price form the "All-In" price for these mortgages. The Company reviews the analysis provided by pricing service as well as the key assumptions made available to the company. Due to the inherent uncertainty of such valuation, the fair values established for residential loans held by the Company may differ from the fair values that would have been established if a readily available market existed for these loans. Accordingly, the Company's loans are classified as Level III.

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

Derivatives

Values for the Company's derivatives are based upon prices from third party pricing services, whose pricing is subject to review by the Manager’s pricing committee. In valuing its over-the-counter interest rate derivatives, such as swaps and swaptions, its currency derivatives, such as swaps and forwards and credit derivatives such as total return swaps, the Company considers the creditworthiness of both the Company and its counterparties, along with collateral provisions contained in each derivative agreement, from the perspective of both the Company and its counterparties. No credit valuation adjustment was made in determining the fair value of interest rate and/or currency derivatives for the periods ended June 30, 2019 and December 31, 2018.

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
The following tables present a summary of the available quantitative information about the significant unobservable inputs used in the fair value measurement of financial instruments for which the Company has utilized Level III inputs to determine fair value as of June 30, 2019 and December 31, 2018 (dollars in thousands):

	Fair Value at			Range
	June 30, 2019	Valuation Technique	Unobservable Input	Minimum	Maximum		Weighted Average

Residential Whole-Loans	1,206,220	Discounted Cash Flow	Yield	3.2%	7.7%		4.3%
			Weighted Average Life(2)	1.2	7.3		2.6
Residential Bridge Loans	87,402	Discounted Cash Flow	Yield	7.2%	144.0%	(1)	10.9%
			Weighted Average Life	0.1	2.3		0.5
Commercial Loans	312,032	Discounted Cash Flow	Yield	5.6%	8.5%		6.7%
			Weighted Average Life	0.4	2.5		1.8

	Fair Value at			Range
	December 31, 2018	Valuation Technique	Unobservable Input	Minimum	Maximum		Weighted Average

Residential Whole-Loans	1,041,885	Discounted Cash Flow	Yield	3.5%	7.9%		5.5%
			Weighted Average Life	0.8	10.3		2.8
Residential Bridge Loans	211,999	Discounted Cash Flow	Yield	5.6%	145.3%	(1)	11.3%
			Weighted Average Life	0.1	1.6		0.5
Commercial Loans	216,123	Discounted Cash Flow	Yield	6.7%	9.2%		7.6%
			Weighted Average Life	0.9	2.7		2.1

(1)
Yield to maturity is the total return on the loan expressed as an annual rate. Delinquent Bridge loans that are nearing maturity and with fair value that is significantly less than the principal amount have a higher yield to maturity, some of which are greater than 100%.

(2)	Includes the weighted average lives of Non-QM Residential Whole loans and excludes the expected lives of the conforming Residential Whole Loans.

The following tables present additional information about the Company’s financial instruments which are measured at fair value on a recurring basis for which the Company has utilized Level III inputs to determine fair value:

	Three months ended June 30, 2019
$ in thousands	Agency MBS	Non-Agency MBS	Other Securities	Residential Whole Loans	Residential Bridge Loans	Commercial Loans	Securitized commercial loans	Securitized debt
Beginning balance	$19,108	$48,392	$17,380	$1,267,163	$144,170	$337,578	$929,474	$3,769
Transfers into Level III from Level II	—	—	—	—	—	—	—	—
Transfers from Level III into Level II	—	—	—	—	—	—	—	—
Purchases	39,856	—	—	—	—	50,000	—	—
Sales and settlements	—	—	—	—	—	—	—	—
Principal repayments	—	(274)	(185)	(69,312)	(56,650)	(75,835)	(125,170)	—
Total net gains / losses included in net income
Realized gains/(losses), net on assets	—	—	—	—	(162)	—	—	—
Other than temporary impairment	(4)	(936)	—	—	—	—	—	—
Unrealized gains/(losses), net on assets(1)	984	716	697	9,170	291	(59)	572	—
Unrealized (gains)/losses, net on liabilities(2)	—	—	—	—	—	—	—	(47)
Premium and discount amortization, net	(1,027)	(711)	(95)	(801)	(247)	348	(742)	(846)
Ending balance	$58,917	$47,187	$17,797	$1,206,220	$87,402	$312,032	$804,134	$2,876

Unrealized gains/(losses), net on assets held at the end of the period(1)	$984	$716	$697	$9,869	$(27)	$127	$572	$—
Unrealized gains/(losses), net on liabilities held at the end of the period(2)	$—	$—	$—	$—	$—	$—	$—	$47

	Three months ended June 30, 2018
$ in thousands	Agency MBS	Non-Agency MBS	Other Securities	Residential Whole Loans	Residential Bridge Loans	Commercial Loans	Securitized commercial loan	Securitized debt
Beginning balance	$44,802	$17,000	$9,113	$296,719	$129,469	$40,455	$1,383,044	$12
Transfers from Level III into Level II	(19,461)	—	—	—	—	—	—	—
Purchases	52,530	—	—	54,019	156,730	29,851	—	—
Principal repayments	—	—	(177)	(14,902)	(49,402)	—	(78,807)	—
Total net gains / losses included in net income			0
Other than temporary impairment	(207)	(19)	—	—	—	—	—	—
Unrealized gains/(losses), net on assets(1)	(1,181)	(53)	(25)	(475)	(108)	374	5,621	—
Unrealized (gains)/losses, net on liabilities(2)	—	—	—	—	—	—	—	2,834
Premium and discount amortization, net	(1,440)	(621)	44	(212)	(330)	37	(663)	24
Ending balance	$75,043	$16,307	$8,955	$335,149	$236,359	$70,717	$1,309,195	$2,870

Unrealized gains/(losses), net on assets held at the end of the period(1)	$(798)	$(53)	$(25)	$(274)	$140	$374	$5,621	$—
Unrealized gains/(losses), net on liabilities held at the end of the period(2)	$—	$—	$—	$—	$—	$—	$—	$(2,834)

	Six months ended June 30, 2019
$ in thousands	Agency MBS	Non-Agency MBS	Other Securities	Residential Whole-Loans	Residential Bridge Loans	Commercial Loans	Securitized commercial loan	Securitized debt
Beginning balance	$19,837	$50,555	$8,951	$1,041,885	$211,999	$216,123	$1,013,511	$2,286
Transfers into Level III from Level II	—	—	8,386	—	—	—	—	—
Transfers from Level III into Level II	—	—	—	—	—	—	—	—
Purchases	39,856	—	—	244,274	—	95,379	903,770	—
Sales and settlements	—	—	—	—	—	—	—	3,769
Principal repayments	—	(525)	(185)	(94,101)	(123,262)	—	(1,113,884)	—
Total net gains / losses included in net income
Realized gains/(losses), net on assets	—	—	—	—	(249)	—	—	—
Other than temporary impairment	(29)	(1,177)	—	—	—	—	—	—
Unrealized gains/(losses), net on assets(1)	1,371	(477)	818	15,149	(489)	164	1,921	—
Unrealized (gains)/losses, net on liabilities(2)	—	—	—	—	—	—	—	(2,017)
Premium and discount amortization, net	(2,118)	(1,189)	(173)	(987)	(597)	366	(1,184)	(1,162)
Ending balance	$58,917	$47,187	$17,797	$1,206,220	$87,402	$312,032	$804,134	$2,876

Unrealized gains/(losses), net on assets held at the end of the period(1)	$1,371	$(477)	$818	$15,859	$(997)	$164	$1,949	$—
Unrealized gains/(losses), net on liabilities held at the end of the period(2)	$—	$—	$—	$—	$—	$—	$—	$19

	Six months ended June 30, 2018
$ in thousands	Agency MBS	Non-Agency MBS	Other Securities	Residential Whole-Loans	Residential Bridge Loans	Commercial Loans	Securitized commercial loan	Securitized debt
Beginning balance	$17,217	$8,735	$9,239	$237,423	$64,526	$—	$24,876	$10,945
Transfers into Level III from Level II	22,794	—	—	—	—	—	—	—
Transfers from Level III into Level II	(16,805)	—	—	—	—	—	—	(10,899)
Purchases	54,623	8,602	—	122,014	214,843	70,257	1,353,019	—
Sales and settlements	—	—	—	—	—	—	—	12
Principal repayments	(53)	—	(317)	(22,679)	(42,544)	—	(78,907)	(44)
Total net gains / losses included in net income
Other than temporary impairment	(207)	(48)	—	—	—	—	—	—
Unrealized gains/(losses), net on assets(1)	(1,070)	(56)	(54)	(1,273)	(130)	416	10,870	—
Unrealized (gains)/losses, net on liabilities(2)	—	—	—	—	—	—	—	2,832
Premium and discount amortization, net	(1,456)	(926)	87	(336)	(336)	44	(663)	24
Ending balance	$75,043	$16,307	$8,955	$335,149	$236,359	$70,717	$1,309,195	$2,870

Unrealized gains/(losses), net on assets held at the end of the period(1)	$(712)	$(56)	$(54)	$(888)	$151	$416	$10,870	$—
Unrealized gains/(losses), net on liabilities held at the end of the period(2)	$—	$—	$—	$—	$—	$—	$—	$(2,834)

(1)	Gains and losses are included in "Unrealized gain (loss), net" in the Consolidated Statements of Operations.

(2)
Gains and losses on securitized debt and derivative liability are included in "Unrealized gain (loss), net" or "Gain (loss) on derivative instruments, net" in the Consolidated Statements of Operations, respectively.

Transfers between hierarchy levels during operations for the three and six months ended June 30, 2019 and June 30, 2018 were based on the availability of sufficient observable inputs. Movements from Level II to Level III was based on the back-testing of historical sales transactions performed by the Manager, which did not provide sufficient observable data to meet Level II versus Level III criteria, resulting in the movement from Level II to Level III. Movements form Level III to Level II was based on information received from a third party pricing service which, along with the back-testing of historical sales transactions performed by the Manager, which provided the sufficient observable data for the movement from Level III to Level II. The Company did not have transfers between either Level I and Level II or Level I and Level III for the three and six months ended June 30, 2019 and June 30, 2018.

Other Fair Value Disclosures

Certain Residential Bridge Loans, repurchase agreement borrowings, convertible senior unsecured notes and securitized debt are not carried at fair value in the consolidated financial statements. The following table presents the carrying value and estimated fair value of the Company’s financial instruments that are not carried at fair value as of June 30, 2019 and December 31, 2018 in the consolidated financial statements (dollars in thousands):

	June 30, 2019		December 31, 2018
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets
Residential Bridge Loans	$7,490	$7,377	$9,720	$9,603
Total	$7,490	$7,377	$9,720	$9,603

Liabilities
Borrowings under repurchase agreements	$3,001,220	$3,015,912	$2,818,837	$2,823,615
Convertible senior unsecured notes	110,719	113,339	110,060	108,531
Securitized debt(1)	901,474	914,413	—	—
Total	$4,013,413	$4,043,664	$2,928,897	$2,932,146
(1) Carrying value excludes $5.7 million of deferred financing costs

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

Securitized debt

Values for the Company's securitized debt, related to the securitization of a portion of its Residential Whole Loans, are based upon prices obtained from independent third party pricing services. The valuation methodology of the third party pricing services incorporates market information and commonly used market pricing methods, which include actual trades and quoted prices for similar or identical instruments. In determining the proper fair value hierarchy or level, the Company considers the amount of available observable market data for each security. Since the securitized debt represents traded debt securities, the Manager's pricing team reviews the trade activity during the quarter for each security to determine the appropriate level within the fair value hierarchy. If there is sufficient trade data above a predetermined threshold, the Manager determines it has sufficient observable market data and the debt security will be categorized as a Level II. If there is not sufficient observable market data the debt security will be categorized as a Level III. For the quarter ended June 30, 2019, there was not sufficient observable market data for the debt to be classified as a Level II, accordingly it was classified as a Level III.
Note 4 – Mortgage-Backed Securities and other securities

The following tables present certain information about the Company’s investment portfolio at June 30, 2019 and December 31, 2018 (dollars in thousands):

	June 30, 2019
	Principal Balance	Unamortized Premium (Discount), net	Discount Designated as Credit Reserve and OTTI	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Net Weighted Average Coupon
Agency CMBS	$1,772,577	$20,806	$—	$1,793,383	$86,694	$(138)	$1,879,939	3.3%
Agency CMBS Interest-Only Strips accounted for as derivatives(1) (2)	N/A	N/A	N/A	N/A	N/A	N/A	3,829	0.4%
Subtotal Agency CMBS	1,772,577	20,806	—	1,793,383	86,694	(138)	1,883,768	3.0%
Agency RMBS	570,369	10,267	—	580,636	5,115	—	585,751	3.5%
Agency RMBS Interest-Only Strips (1)(2)	N/A	N/A	N/A	10,202	1,956	(267)	11,891	2.3%
Agency RMBS Interest-Only Strips, accounted for as derivatives (1) (2)	N/A	N/A	N/A	N/A	N/A	N/A	6,741	2.8%
Subtotal Agency RMBS	570,369	10,267	N/A	590,838	7,071	(267)	604,383	3.2%
Total Agency MBS	2,342,946	31,073	—	2,384,221	93,765	(405)	2,488,151	3.1%

Non-Agency RMBS	53,458	5,250	(21,388)	37,320	1,264	(498)	38,086	4.8%
Non-Agency RMBS Interest- Only Strips (1)	N/A	N/A	N/A	9,007	101	(7)	9,101	0.6%
Subtotal Non-Agency RMBS	53,458	5,250	(21,388)	46,327	1,365	(505)	47,187	1.0%
Non-Agency CMBS	255,882	(17,406)	(20,712)	217,764	4,437	(2,497)	219,704	5.8%
Total Non-Agency MBS	309,340	(12,156)	(42,100)	264,091	5,802	(3,002)	266,891	2.5%

Other securities (3)	66,015	(1,985)	(6,724)	70,897	5,732	(12)	76,617	7.6%
Total	$2,718,301	$16,932	$(48,824)	$2,719,209	$105,299	$(3,419)	$2,831,659	3.1%

	December 31, 2018
	Principal Balance	Unamortized Premium (Discount), net	Discount Designated as Credit Reserve and OTTI	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Net Weighted Average Coupon
Agency CMBS	$1,493,675	$5,820	$—	$1,499,495	$12,083	$(29,594)	$1,481,984	$—
Agency CMBS Interest-Only Strips accounted for as derivatives (1) (2)	N/A	N/A	N/A	N/A	N/A	N/A	4,158	0.4%
Subtotal Agency CMBS	1,493,675	5,820	—	1,499,495	12,083	(29,594)	1,486,142	3.0%
Agency RMBS Interest-Only Strips (1)	N/A	N/A	N/A	$11,480	$1,062	$(407)	$12,135	2.2%
Agency RMBS Interest-Only Strips, accounted for as derivatives (1) (2)	N/A	N/A	N/A	N/A	N/A	N/A	7,702	2.9%
Subtotal Agency RMBS	—	—	—	11,480	1,062	(407)	19,837	2.5%
Total Agency MBS	1,493,675	5,820	—	1,510,975	13,145	(30,001)	1,505,979	2.9%

Non-Agency RMBS	54,887	6,909	(23,731)	38,065	961	—	39,026	4.8%
Non-Agency RMBS Interest- Only Strips (1)	N/A	N/A	N/A	11,154	382	(7)	11,529	0.6%
Subtotal Non-Agency RMBS	54,887	6,909	(23,731)	49,219	1,343	(7)	50,555	1.0%
Non-Agency CMBS	240,431	(20,317)	(22,189)	197,925	5,021	(2,645)	200,301	5.9%
Total Non-Agency MBS	295,318	(13,408)	(45,920)	247,144	6,364	(2,652)	250,856	2.4%

Other securities (3)	47,042	(1,129)	(7,603)	55,284	5,012	(390)	59,906	9.0%
Total	$1,836,035	$(8,717)	$(53,523)	$1,813,403	$24,521	$(33,043)	$1,816,741	2.9%

(1)
IOs and IIOs have no principal balances and bear interest based on a notional balance.  The notional balance is used solely to determine interest distributions on interest-only class of securities.  At June 30, 2019, the notional balance for Agency RMBS IOs and IIOs, Non-Agency RMBS IOs and IIOs, Agency RMBS IOs and IIOs, accounted for as derivatives and Agency CMBS IOs and IIOs, accounted for as derivatives was $143.5 million, $488.5 million, $77.7 million and $169.0 million, respectively.  At December 31, 2018, the notional balance for Agency RMBS IOs and IIOs, Non-Agency RMBS IOs and IIOs, Agency RMBS IOs and IIOs, accounted for as derivatives and Agency CMBS IOs and IIOs, accounted for as derivatives was $158.8 million, $519.9 million, $89.8 million, and $172.2 million, respectively.

(2)	Interest on these securities is reported as a component of "Gain (loss) on derivative instruments, net" in the Consolidated Statements of Operations.

(3)
Other securities include residual interests in asset-backed securities which have no principal balance and an amortized cost of approximately $13.6 million and $17.0 million, as of June 30, 2019 and December 31, 2018, respectively.

As of June 30, 2019 and December 31, 2018 the weighted average expected remaining term of the MBS and other securities investment portfolio was 8.0 years and 8.5 years, respectively.

The following tables present the changes in the components of the Company’s purchase discount and amortizable premium on its Non-Agency RMBS, Non-Agency CMBS and other securities for the three and six months ended June 30, 2019 and June 30, 2018 (dollars in thousands):

	Three months ended June 30, 2019			Three months ended June 30, 2018
	Discount Designated as Credit Reserve and OTTI	Accretable Discount(1)	Amortizable Premium(1)	Discount Designated as Credit Reserve and OTTI	Accretable Discount(1)	Amortizable Premium(1)
Balance at beginning of period	$(50,087)	$(27,632)	$14,661	$(79,474)	$(72,868)	$21,494
Accretion of discount	—	1,043	—	—	2,786	—
Amortization of premium	—	—	(135)	—	—	(223)
Realized credit losses	1,752	—	—	2,095	—	—
Purchases	—	(3,106)	287	—	—	—
Sales	3,340	—	(1,088)	765	2,941	(554)
Net impairment losses recognized in earnings	(2,000)	—	—	(2,753)	—	—
Transfers/release of credit reserve(2)	(1,829)	1,113	716	530	(1,536)	1,006
Balance at end of period	$(48,824)	$(28,582)	$14,441	$(78,837)	$(68,677)	$21,723

	Six months ended June 30, 2019			Six months ended June 30, 2018
	Discount Designated as Credit Reserve and OTTI	Accretable Discount(1)	Amortizable Premium(1)	Discount Designated as Credit Reserve and OTTI	Accretable Discount(1)	Amortizable Premium(1)
Balance at beginning of period	$(53,523)	$(29,465)	$14,928	$(72,915)	$(68,438)	$20,872
Accretion of discount	—	2,320	—	—	5,169	—
Amortization of premium	—	—	(616)	—	—	(364)
Realized credit losses	4,753	—	—	2,221	—	—
Purchases	—	(3,106)	287	(7,182)	(6,473)	435
Sales	6,034	—	(1,611)	3,339	3,728	(684)
Net impairment losses recognized in earnings	(2,966)	—	—	(5,499)	—	—
Transfers/release of credit reserve(2)	(3,122)	1,669	1,453	1,199	(2,663)	1,464
Balance at end of period	$(48,824)	$(28,582)	$14,441	$(78,837)	$(68,677)	$21,723

(1)	Together with coupon interest, accretable purchase discount and amortizable premium is recognized as interest income over the life of the security.

(2)	Subsequent reductions of a security’s non-accretable discount results in a corresponding reduction in its amortizable premium.

The following tables present the fair value and contractual maturities of the Company’s investment securities at June 30, 2019 and December 31, 2018 (dollars in thousands):

	June 30, 2019
	< or equal to 10 years	> 10 years and < or equal to 20 years	> 20 years and < or equal to 30 years	> 30 years	Total
Agency RMBS	$—	$—	$585,751	$—	$585,751
Agency RMBS Interest-Only Strips	2,952	2,633	6,306	—	11,891
Agency RMBS Interest-Only Strips, accounted for as derivatives	875	4,686	1,180	—	6,741
Agency CMBS	1,516,839	363,100	—	—	1,879,939
Agency CMBS Interest-Only Strips accounted for as derivatives	—	—	—	3,829	3,829
Subtotal Agency	1,520,666	370,419	593,237	3,829	2,488,151

Non-Agency RMBS	—	—	8,955	29,131	38,086
Non-Agency RMBS Interest- Only Strips	—	—	2,805	6,296	9,101
Non-Agency CMBS	68,951	53,444	70,739	26,570	219,704
Subtotal Non-Agency	68,951	53,444	82,499	61,997	266,891

Other securities	21,117	32,393	—	23,107	76,617
Total	$1,610,734	$456,256	$675,736	$88,933	$2,831,659

	December 31, 2018
	< or equal to 10 years	> 10 years and < or equal to 20 years	> 20 years and < or equal to 30 years	> 30 years	Total
Agency RMBS Interest-Only Strips	$3,577	$2,402	$6,156	$—	$12,135
Agency RMBS Interest-Only Strips, accounted for as derivatives	1,089	4,053	2,560	—	7,702
Agency CMBS	1,101,820	380,164	—	—	1,481,984
Agency CMBS Interest-Only Strips accounted for as derivatives	—	—	—	4,158	4,158
Subtotal Agency	1,106,486	386,619	8,716	4,158	1,505,979

Non-Agency RMBS	—	—	8,540	30,486	39,026
Non-Agency RMBS Interest- Only Strips	—	—	4,310	7,219	11,529
Non-Agency CMBS	28,754	53,653	72,921	44,973	200,301
Subtotal Non-Agency	28,754	53,653	85,771	82,678	250,856

Other securities	7,698	26,020	—	26,188	59,906
Total	$1,142,938	$466,292	$94,487	$113,024	$1,816,741

The following tables present the gross unrealized losses and estimated fair value of the Company’s MBS and other securities by length of time that such securities have been in a continuous unrealized loss position at June 30, 2019 and December 31, 2018 (dollars in thousands):

	June 30, 2019
	Less than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Agency RMBS Interest-Only Strips	$1,153	$(70)	3	$2,081	$(197)	7	$3,234	$(267)	10
Agency CMBS	59,530	(138)	3	—	—	—	59,530	(138)	3
Subtotal Agency	60,683	(208)	6	2,081	(197)	7	62,764	(405)	13

Non-Agency RMBS	12,893	(498)	1	—	—	—	12,893	(498)	1
Non-Agency RMBS Interest-Only Strips	87	(7)	1	—	—	—	87	(7)	1
Non-Agency CMBS	24,684	(536)	10	32,281	(1,961)	6	56,965	(2,497)	16
Subtotal Non-Agency	37,664	(1,041)	12	32,281	(1,961)	6	69,945	(3,002)	18

Other securities	19,734	(12)	2	—	—	—	19,734	(12)	2
Total	$118,081	$(1,261)	20	$34,362	$(2,158)	13	$152,443	$(3,419)	33

	December 31, 2018
	Less than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Agency RMBS Interest-Only Strips	$3,277	$(124)	7	$3,917	$(283)	9	$7,194	$(407)	16
Agency CMBS	29,413	(307)	3	879,549	(29,287)	72	908,962	(29,594)	75
Subtotal Agency	32,690	(431)	10	883,466	(29,570)	81	916,156	(30,001)	91

Non-Agency RMBS	—	—	—	500	—	1	500	—	1
Non-Agency RMBS Interest-Only Strips	957	(7)	2	—	—	—	957	(7)	2
Non-Agency CMBS	65,339	(712)	7	19,323	(1,933)	3	84,662	(2,645)	10
Subtotal Non-Agency	66,296	(719)	9	19,823	(1,933)	4	86,119	(2,652)	13

Other securities	15,208	(390)	2	—	—	—	15,208	(390)	2
Total	$114,194	$(1,540)	21	$903,289	$(31,503)	85	$1,017,483	$(33,043)	106

     At June 30, 2019, the Company did not intend to sell any of its MBS and other securities that were in an unrealized loss position, and it is "more likely than not" that that Company will not be required to sell these MBS and other securities before recovery of their amortized cost basis, which may be at their maturity date.

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

The following table presents the OTTI the Company recorded on its securities portfolio (dollars in thousands):

	Three months ended June 30, 2019	Three months ended June 30, 2018	Six months ended June 30, 2019	Six months ended June 30, 2018
Agency RMBS	$—	$201	$25	$343
Non-Agency RMBS	936	19	1,177	110
Non-Agency CMBS	1,952	2,754	2,918	5,437
Other securities	407	—	407	—
Total	$3,295	$2,974	$4,527	$5,890

The following tables present components of interest income on the Company’s MBS and other securities for the three and six months ended June 30, 2019 and June 30, 2018, respectively (dollars in thousands):

	For the three months ended June 30, 2019			For the three months ended June 30, 2018
	Coupon Interest	Net (Premium Amortization/Amortization Basis) Discount Amortization	Interest Income	Coupon Interest	Net (Premium Amortization/Amortization Basis) Discount Amortization	Interest Income
Agency RMBS	$2,795	$(620)	$2,175	$5,796	$(1,705)	$4,091
Agency CMBS	12,567	(733)	11,834	15,943	(88)	15,855
Non-Agency RMBS	1,385	(711)	674	2,057	(281)	1,776
Non-Agency CMBS	3,168	1,322	4,490	5,170	2,508	7,678
Other securities	3,070	(1,758)	1,312	4,180	(1,803)	2,377
Total	$22,985	$(2,500)	$20,485	$33,146	$(1,369)	$31,777

	Six months ended June 30, 2019			Six months ended June 30, 2018
	Coupon Interest	Net (Premium Amortization/Amortization Basis) Discount Amortization	Interest Income	Coupon Interest	Net (Premium Amortization/Amortization Basis) Discount Amortization	Interest Income
Agency RMBS	$3,666	$(1,275)	$2,391	$12,920	$(2,974)	$9,946
Agency CMBS	23,556	(789)	22,767	31,941	32	31,973
Non-Agency RMBS	2,592	(1,188)	1,404	3,477	(149)	3,328
Non-Agency CMBS	6,279	2,246	8,525	9,983	4,404	14,387
Other securities	5,959	(3,349)	2,610	7,936	(3,165)	4,771
Total	$42,052	$(4,355)	$37,697	$66,257	$(1,852)	$64,405

The following tables present the sales and realized gain (loss) of the Company’s MBS and other securities for the three and six months ended June 30, 2019 and June 30, 2018, respectively (dollars in thousands):

	For the three months ended June 30, 2019				For the three months ended June 30, 2018
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Agency RMBS	$—	$—	$—	$—	$208,331	$—	$(4,531)	$(4,531)
Agency CMBS	—	—	—	—	126,867	—	(5,016)	(5,016)
Non-Agency RMBS	—	—	—	—	47,758	2,220	—	2,220
Non-Agency CMBS	6,165	183	(25)	158	385	—	(38)	(38)
Other securities	—	—	—	—	21,757	1,757	—	1,757
Total	$6,165	$183	$(25)	$158	$405,098	$3,977	$(9,585)	$(5,608)

	Six months ended June 30, 2019				Six months ended June 30, 2018
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Agency RMBS	$—	$—	$—	$—	$209,581	$18	$(4,531)	$(4,513)
Agency CMBS	206,710	—	(4,189)	(4,189)	126,867	—	(5,016)	(5,016)
Non-Agency RMBS	—	—	—	—	51,958	3,114	—	3,114
Non-Agency CMBS	15,165	183	(854)	(671)	6,706	61	(436)	(375)
Other securities	—	—	—	—	21,757	1,757	—	1,757
Total	$221,875	$183	$(5,043)	$(4,860)	$416,869	$4,950	$(9,983)	$(5,033)

Unconsolidated CMBS VIEs

The Company’s economic interests held in unconsolidated CMBS VIEs are limited in nature to those of a passive holder of CMBS issued by securitization trusts; the Company was not involved in the design or creation of the securitization trusts. The Company evaluates its CMBS holdings, for potential consolidation of the securitized trust, in which it owns the most subordinate tranche or a portion of the controlling class. As of June 30, 2019 and December 31, 2018, the Company held ten and sevenvariable interests in unconsolidated CMBS VIEs, respectively, in which it either owned the most subordinate class or a portion of the controlling class. The Company determined it was not the primary beneficiary and accordingly, the CMBS VIEs were not consolidated in the Company’s consolidated financial statements. As of June 30, 2019 and December 31, 2018, the Company’s maximum exposure to loss from these variable interests did not exceed the carrying value of these investments of $131.0 million and $118.4 million. These investments are classified in "Non-Agency mortgage-backed securities, at fair value" in the Company’s Consolidated Balance Sheets. Further, as of June 30, 2019 and December 31, 2018, the Company did not guarantee any obligations of unconsolidated entities or enter into any commitment or intent to provide funding to any such entities.

Note 5 — Residential Whole Loans and Bridge Loans

Residential Whole-Loan Trust

The consolidated financial statements include the consolidation of Revolving Mortgage Investment Trust 2015-1QR2 ("RMI 2015 Trust") since it met the definition of a VIE and the Company determined that it was the primary beneficiary of the trust because it was involved in the design of the trust, has oversight rights on defaulted assets and has other significant decision making powers. In addition, the Company has the obligation to absorb losses to the extent of its ownership interest and the right to receive benefits from the trust that could potentially be significant to the trust.  RMI 2015 Trust has issued a trust certificate that is wholly owned by the Company and represents the entire beneficial interest in pools of Non-QM Residential Whole Loans held by the trust. As of June 30, 2019 and December 31, 2018, the Company financed the trust certificate with $11.8 million and $618.7 million, respectively, of repurchase agreement borrowings, which is a liability held outside the trust. The Company classifies the underlying Residential Whole Loans owned by the trust in "Residential Whole Loans, at fair value" in the Consolidated Balance Sheets and has eliminated the intercompany trust certificate in consolidation.

In August 2018, the Company formed Revolving Mortgage Investment Trust 2018-RCR ("RCR Trust") to acquire conforming Residential Whole Loans. The Company determined that RCR Trust was a VIE and that the Company was the primary beneficiary of the trust because it was involved in the design of the trust , has oversight rights on defaulted assets and has other significant decision making powers. In addition, the Company has the obligation to absorb losses to the extent of its ownership interest and the right to receive benefits from the trust that could potentially be significant to the trust. As of June 30, 2019 and December 31, 2018, the Company financed the trust certificate with $223.9 million and $250.4 million, respectively, of repurchase agreements , which is a liability held outside the trust. The Company classifies the underlying conforming mortgages owned by the trust in "Residential Whole Loans, at fair value" in the Consolidated Balance Sheets. The Company has eliminated the intercompany trust certificate in consolidation.

In September 2018, the Company formed Revolving Mortgage Investment Trust 2018-RNR ("RNR Trust") to acquire Non-QM Residential Whole Loans. The Company determined that RNR Trust was a VIE and that the Company was the primary beneficiary because it was involved in the design of the trust, has oversight rights on defaulted assets and has other significant decision making powers. In addition, the Company has the obligation to absorb losses to the extent of its ownership interest and the right to receive benefits from the trust that could potentially be significant to the trust. As of June 30, 2019, the Company's trust certificates were not financed. At December 31, 2018, the Company's trust certificate were financed with $15.1 million of repurchase agreements , which is a liability held outside the trust. The Company classifies the underlying Non-QM Residential Whole Loans in "Residential Whole Loans, at fair value" in the Consolidated Balance Sheets. The Company has eliminated the intercompany trust certificate in consolidation.

In May 2019, the Company completed a residential mortgage-backed securitization comprised of a portion of its Residential Whole Loan portfolio. RMI 2015 Trust and RNR Trust collectively transferred $945.5 million of Non-QM Residential Whole Loans, to a wholly owned subsidiary of the Company, Arroyo Mortgage Trust 2019-2 ("Arroyo Trust"). The Company issued $919.0 million of mortgage-backed notes and retained all the subordinate and residual debt securities ("Owner Certificates"), which represents the 5% eligible risk retention certificate. Refer to Note 7 - "Financings" for details on the associated securitized . The Company determined that Arroyo Trust was a VIE and that the Company was also the primary beneficiary because the Manager was involved in the design of the trust and the Company has significant decision making powers. In addition, the Company has the obligation to absorb losses to the extent of its ownership interest and the right to receive benefits from the Arroyo Trust that could potentially be significant to the trust. The Company classifies the underlying Non-QM Residential Whole Loans in "Residential Whole Loans, at fair value" in the Consolidated Balance Sheets. The Company has eliminated the intercompany Owner Certificates in consolidation.

Residential Bridge Loan Trust

In February 2017, The Company formed Revolving Mortgage Investment Trust 2017-BRQ1 ("RMI 2017 Trust") and acquired the trust certificate, which represents the entire beneficial interest in pools of Residential Bridge Loans and certain Residential Whole Loans held by the trust. Residential Bridge Loans are mortgage loans secured by residences, typically short-term. The Company determined that RMI Trust was a VIE and that the Company was the primary beneficiary because it was involved in the design of the trust, has oversight rights on defaulted assets and has other significant decision making powers. In addition, the Company has the obligation to absorb losses to the extent of its ownership interest and the right to receive benefits from the trust that could potentially be significant to the trust. As of June 30, 2019 and December 31, 2018, the Company financed the trust certificate with $92.1 million and $207.5 million, respectively, of repurchase agreement borrowings, which is a liability held outside the trust. The Company classifies both the underlying Residential Bridge Loans carried at amortized cost and the Residential Bridge Loans that it elected the fair value option in "Residential Bridge Loans" and the Residential Whole Loans in "Residential Whole Loans, at fair value" in the Consolidated Balance Sheets. The Company has eliminated the intercompany trust certificate in consolidation.

Consolidated Residential Whole-Loan and Residential Bridge Loan Trusts

The Company assesses modifications to VIEs on an ongoing basis to determine if a significant reconsideration event has occurred that would change the Company’s initial consolidation assessment.  The four consolidated Residential Whole-Loan trusts collectively hold 3,053 Residential Whole Loans and the consolidated Bridge Loan Trust holds 173 Residential Bridge Loans and 12 Residential Whole Loans as of June 30, 2019.

The following table presents a summary of the assets and liabilities of the consolidated residential whole loan trusts and residential bridge loan trust included in the Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018 (dollars in thousands):

	June 30, 2019	December 31, 2018
Cash and cash equivalents	$2,411	$674
Residential Whole Loans, at fair value ($1,196,415 and $1,041,885 pledged as collateral, at fair value, respectively)	1,206,220	1,041,885
Residential Bridge Loans ($83,116 and $211,766 at fair value and $90,606 and $221,486 pledged as collateral, respectively)	90,606	221,486
Commercial loan, at fair value	—	30,000
Investment related receivable	35,725	42,945
Interest receivable	7,481	11,807
Other assets	124	178
Total assets	$1,342,567	$1,348,975
Securitized debt	$895,787	$—
Interest payable	2,574	—
Accounts payable and accrued expenses	361	677
Other liabilities	—	225
Total liabilities	$898,722	$902

The Company’s risk with respect to its investment in each residential loan trust is limited to its direct ownership in the trust. The Residential Whole Loans, Residential Bridge Loans and Commercial Loan held by the consolidated trusts are held solely to satisfy the liabilities of the trust, and creditors of the trust have no recourse to the general credit of the Company. The Company is not contractually required and has not provided any additional financial support to the trusts for the three and six months ended June 30, 2019 and June 30, 2018.

The following table presents the components of the carrying value of Residential Whole Loans and Residential Bridge Loans as of June 30, 2019 and December 31, 2018 (dollars in thousands):

	Residential Whole Loans, at Fair Value		Residential Bridge Loans, at Fair Value(1)		Residential Bridge Loans, at Amortized Cost(1)
	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Principal balance	$1,169,136	$1,023,524	$88,982	$212,491	$7,503	$9,766
Unamortized premium	21,215	17,629	205	1,164	9	16
Unamortized discount	(3,129)	(3,145)	(59)	(316)	(22)	(62)
Amortized cost	1,187,222	1,038,008	89,128	213,339	7,490	9,720
Gross unrealized gains	20,827	7,573	96	212	N/A	N/A
Gross unrealized losses	(1,829)	(3,696)	(1,822)	(1,552)	N/A	N/A
Fair value	$1,206,220	$1,041,885	$87,402	$211,999	N/A	N/A

(1) These loans are classified in "Residential Bridge Loans" in the Consolidated Balance Sheets.

Residential Whole Loans

The Residential Whole Loans have low LTV's and are comprised of 2,271 non-qualifying adjustable rate mortgages, 782 conforming fixed rate mortgages and 12 investor fixed rate mortgages.  The following tables present certain information about the Company’s Residential Whole-Loan investment portfolio at June 30, 2019 and December 31, 2018 (dollars in thousands):

June 30, 2019
			Weighted Average
Current Coupon Rate	Number of Loans	Principal Balance	Original LTV	Original FICO Score(1)	Expected Life (years)(2)	Contractual Maturity (years)	Coupon Rate
3.01 – 4.00%	62	$20,600	61.8%	738	2.2	28.5	3.9%
4.01– 5.00%	1,265	434,936	62.2%	740	2.2	28.5	4.8%
5.01 – 6.00%	1,632	675,014	63.2%	734	2.7	28.5	5.5%
6.01 – 7.00%	104	38,139	57.0%	729	3.7	25.7	6.1%
7.01 - 8.00%	1	354	70.0%	777	3.0	28.6	7.2%
8.01 - 9.00%	1	93	70.0%	689	4.2	28.6	8.4%
Total	3,065	$1,169,136	62.6%	736	2.6	28.4	5.2%

(1)
The original FICO score is not available for 269 loans with a principal balance of approximately $91.1 million at June 30, 2019. The Company has excluded these loans from the weighted average computations.

(2)	Excludes the expected lives of the conforming Residential Whole Loans held by RCR Trust.

December 31, 2018
			Weighted Average
Current Coupon Rate	Number of Loans	Principal Balance	Original LTV	Original FICO Score(1)	Expected Life (years)	Contractual Maturity (years)	Coupon Rate
3.01 – 4.00%	66	$22,046	61.6%	738	6.5	29.0	3.9%
4.01– 5.00%	1,395	490,073	62.3%	739	3.0	29.0	4.8%
5.01 – 6.00%	1,283	496,722	62.7%	727	2.5	28.5	5.4%
6.01 – 7.00%	37	14,589	59.5%	731	1.5	24.8	6.2%
7.01 - 8.00%	1	94	70.0%	689	1.8	29.1	8.0%
Total	2,782	$1,023,524	62.4%	733	2.8	28.7	5.1%

(1)
The original FICO score is not available for 274 loans with a principal balance of approximately $93.2 million at December 31, 2018. The Company has excluded these loans from the weighted average computations.

The following table presents the various states across the United States in which the collateral securing the Company’s Residential Whole Loans at June 30, 2019 and December 31, 2018, based on principal balance, is located (dollars in thousands):

June 30, 2019			December 31, 2018
State	State Concentration	Principal Balance	State	State Concentration	Principal Balance
California	70.5%	$823,888	California	67.1%	$686,275
New York	14.5%	169,920	New York	17.1%	175,390
Georgia	2.4%	27,584	Georgia	2.6%	26,918
Florida	2.3%	27,074	Massachusetts	2.1%	21,197
New Jersey	1.8%	20,977	Florida	1.9%	19,942
Other	8.5%	99,693	Other	9.2%	93,802
Total	100.0%	$1,169,136	Total	100.0%	$1,023,524

Residential Bridge Loans

The Residential Bridge Loans are comprised of short-term non-owner occupied fixed rate loans secured by single or multi-unit residential properties, with LTVs generally not to exceed 85%. The following tables present certain information about the Company’s Residential Bridge Loan investment portfolio at June 30, 2019 and December 31, 2018 (dollars in thousands):

June 30, 2019
			Weighted Average
Current Coupon Rate	Number of Loans	Principal Balance	Original LTV	Contractual Maturity (months)	Coupon Rate
6.01 – 7.00%	2	$714	66.3%	—	7.0%
7.01 – 8.00%	29	20,354	73.5%	5.2	7.8%
8.01 – 9.00%	70	38,621	72.7%	5.1	8.7%
9.01 – 10.00%	51	24,751	71.2%	2.7	9.8%
10.01 – 11.00%	18	4,639	73.7%	0.5	10.7%
11.01 – 12.00%	12	3,095	58.4%	1.3	11.3%
12.01 – 13.00%	5	1,797	80.7%	1.8	12.9%
17.01 – 18.00%	6	2,514	73.6%	2.2	18.0%
Total	193	$96,485	72.2%	4.2	9.3%

December 31, 2018
			Weighted Average
Current Coupon Rate	Number of Loans	Principal Balance	Original LTV	Contractual Maturity (months)	Coupon Rate
6.01 - 7.00%	8	$3,169	60.4%	1.1	6.7%
7.01 – 8.00%	95	53,911	73.1%	6.3	7.8%
8.01 – 9.00%	180	86,764	72.3%	5.6	8.7%
9.01 – 10.00%	143	53,804	74.0%	4.5	9.7%
10.01 – 11.00%	43	10,150	72.7%	4.0	10.7%
11.01 – 12.00%	28	8,274	69.8%	4.5	11.4%
12.01 – 13.00%	11	2,743	75.8%	5.2	12.8%
13.01 – 14.00%	1	88	65.0%	4.0	14.0%
17.01 – 18.00%	11	3,354	73.7%	2.3	18.0%
Total	520	$222,257	72.7%	5.3	9.1%

The following table presents the U.S. states in which the collateral securing the Company’s Residential Bridge Loans at June 30, 2019 and December 31, 2018, based on principal balance, is located (dollars in thousands):

June 30, 2019			December 31, 2018
State	Concentration	Principal Balance	State	Concentration	Principal Balance
California	52.0%	$50,152	California	53.9%	$119,761
Washington	9.6%	9,219	New York	9.5%	21,160
New York	8.5%	8,188	Washington	6.6%	14,711
Florida	6.3%	6,095	Florida	5.7%	12,672
New Jersey	5.2%	5,008	New Jersey	4.7%	10,419
Other	18.4%	17,823	Other	19.6%	43,534
Total	100.0%	$96,485	Total	100.0%	$222,257

Non-performing Loans

Residential Whole Loans

As of June 30, 2019, there were 3 Residential Whole Loans carried at fair value in non-accrual status with an unpaid principal balance of approximately $2.7 million. These nonperforming loans represent approximately 0.2% of the total outstanding principal balance. No allowance or provision for credit losses was recorded as of and for the three and six months ended June 30, 2019 and June 30, 2018, since the valuation adjustment, if any, would be reflected in the fair value of these loans. The Company stopped accruing interest income for these loans when they became contractually 90 days delinquent. As December 31, 2018, there were no Residential Whole-Loans in non-accrual status.

Residential Bridge Loans

As of June 30, 2019, there were 6 Residential Bridge Loans carried at amortized cost in non-accrual status with an unpaid principal balance of approximately $3.4 million and 40 Residential Bridge Loans carried at fair value in non-accrual status with an unpaid principal balance of approximately $17.1 million. These nonperforming loans represent approximately 21.3% of the total outstanding principal balance. These loans are collateral dependent with a weighted average original LTV of 73%. As of December 31, 2018, there were 3 Residential Bridge Loans carried at amortized cost in non-accrual status with an unpaid principal balance of approximately $1.1 million and 9 Residential Bridge Loans carried at fair value in non-accrual status with an unpaid principal balance of $4.0 million. These nonperforming loans represented approximately 2.3% of the total outstanding principal balance. These loans are collateral dependent with a weighted average original LTV of 70%. No allowance or provision for credit losses for loans carried at amortized costs was recorded as of and for the three and six months ended June 30, 2019 and June 30, 2018 since the fair value of the collateral balance less the cost to sell was in excess of the outstanding principal and interest balances. No allowance or provision for credit losses was recorded for loans carried at fair value as of and for the three and six months ended June 30, 2019 and June 30, 2018, since the valuation adjustment, if any, would be reflected in the fair value of these loans. The Company stopped accruing interest income for these loan when they became contractually 90 days delinquent.

Note 6 — Commercial Loans

Securitized Commercial Loans

Securitized commercial loans is comprised of commercial loans from consolidated third party sponsored CMBS VIE's. At June 30, 2019, the Company had variable interests in two CMBS VIEs, CMSC Trust 2015 - Longhouse MZ and RETL 2019- RVP, that it determined it was the primary beneficiary and was required to consolidate. The commercial loans that serve as collateral for the securitized debt issued by these VIE's can only be used to settle the securitized debt. Refer to Note 7 - "Financings" for details on the associated securitized debt. The Company assesses modifications to VIEs on an ongoing basis to determine if a significant reconsideration event has occurred that would change the Company’s initial consolidation assessment.

CMSC Trust 2015 - Longhouse MZ

In November 2015, the Company acquired a $14.0 million interest in the trust certificate issued by CMSC Trust 2015 - Longhouse MZ (“CMSC Trust”), with an outstanding balance of $13.6 million and a fair value of $13.6 million at June 30, 2019. The Company determined that CMSC Trust was a VIE and that the Company was the primary beneficiary because it was involved in certain aspects of the design of the trust, has certain oversight rights on defaulted assets and has other significant decision making powers. In addition, the Company has the obligation to absorb losses to the extent of its ownership interest and the right to receive benefits from the trust that the Company believes could potentially be significant to the trust. As the primary beneficiary, the Company was required to consolidate CMSC Trust and accordingly its investment in CMSC Trust was eliminated in consolidation. The CMSC Trust holds a $24.3 million mezzanine loan collateralized by interests in commercial real estate.  The mezzanine loan serves as collateral for the $24.3 million of trust certificates issued. Refer to Note 7 - "Financings" for details on the associated securitized debt.

RETL 2019-RVP and RETL 2018-RVP

In March 2018, the Company acquired a $67.8 million interest in the trust certificate issued by RETL 2018-RVP (“RETL 2018 Trust”), which represents the 5% eligible horizontal residual interest under the Credit Risk Retention Rules of Section 15G of the Exchange Act. Under the credit risk retention rules, the Company must retain its investment for five years and is limited in its ability to finance and hedge its investment. The trust certificate's pass-through rate is one month LIBOR plus 9.5%. The Company determined that RETL 2018 Trust was a VIE and that the Company was the primary beneficiary because the Manager was involved in certain aspects of the design of the trust and the Company together with other related party entities own more than 50% of the controlling class. The owner of 50% or more of the controlling class has certain oversight rights on defaulted assets and has other significant decision making powers. In addition, the Company has the obligation to absorb losses to the extent of its ownership interest from the trust that the Company believes could potentially be significant to the trust. As the primary beneficiary, the Company consolidated RETL 2018 and its investment in the trust certificates (HRR class) of RETL 2018 was eliminated in the consolidation. In March 2019, the securitized debt was refinanced and the outstanding principal balance issued by RETL 2018 Trust was paid in full.

RETL 2018 was refinanced with a new securitization RETL 2019-RVP ("RETL 2019 Trust") in March 2019. The Company acquired a $65.3 million interest in the trust certificates issued by the RETL 2019 Trust, including $45.3 million which represents the 5% eligible risk retention certificate. The Company determined that RETL 2019 Trust was a VIE and that the Company was also the primary beneficiary because the Manager was involved in certain aspects of the design of the trust and the Company together with other related party entities own more than 50% of the controlling class. As the primary beneficiary, the Company consolidated RETL 2019 Trust and its investment in the trust certificates ( HRR class and a portion of the C class) of RETL 2019 Trust were eliminated in the consolidation. The RETL 2019 Trust holds a commercial loan collateralized by first mortgages, deeds of trusts and interests in commercial real estate. The outstanding principal balance on this commercial loan is $774.9 million as of June 30, 2019. The loan's stated maturity date is March 15, 2021 (subject to the borrower's option to extend the initial stated maturity date for two successive one-year terms) and bears an interest rate of one month LIBOR plus 2.30%.

Commercial Loans

In January 2019, WMC CRE LLC ("CRE LLC"), a wholly-owned subsidiary of the Company, and WMC CRE Mezzanine Loan Subsidiary LCC ("CRE Mezz"), a wholly-owned subsidiary of CRE LLC, were formed for the purpose of acquiring commercial loans.

The following table presents the commercial loans held by CRE LLC and CRE Mezz as of June 30, 2019 (dollars in thousands):

Loan	Acquisition Date	Loan Type	Principal Balance	Fair Value	Original LTV	Interest Rate	Maturity Date	Extension Option	Collateral
CRE 1	March 2018	Interest-Only Mezzanine loan	$20,000	$20,000	71%	1-Month LIBOR plus 6.5%	11/15/2019	Three One-Year Extensions	Hotel
CRE 2	June 2018	Interest-Only First Mortgage	30,000	30,000	65%	1-Month LIBOR plus 4.5%	6/9/2020	One-Year Extension	Hotel
CRE 4	June 2019	Principal & Interest First Mortgage	50,000	50,000	75%	1-Month LIBOR plus 4.75%	1/11/2022	Two One-Year Extensions	Nursing Facilities
			$100,000	$100,000

Commercial Loan Trust

In March 2018, the Company formed the Revolving Small Balance Commercial Trust 2018-1 ("RSBC Trust") to acquire commercial real estate mortgage loans. The Company determined that the wholly owned RSBC Trust was a VIE and that the Company was the primary beneficiary because it was involved in the design of the trust and holds significant decision making powers. In addition, the Company has the obligation to absorb losses to the extent of its ownership interest and the right to receive benefits from the trust that could potentially be significant to the trust. As of June 30, 2019, the Company financed the trust certificate with $137.8 million of repurchase agreements , which is a liability held outside the trust.

The following table presents the commercial real estate loans held by RSBC Trust as of June 30, 2019 (dollars in thousands):

Loan	Acquisition Date	Loan Type	Principal Balance	Fair Value	LTV	Interest Rate	Maturity Date	Extension Option	Collateral
SBC 1	July 2018	Interest-Only First Mortgage	$45,187	$45,187	74%	One-Month LIBOR plus 4.25% (1)	7/1/2020	Two One-Year Extensions	Nursing Facilities
SBC 2	September and October 2018 (4)	Interest-Only First Mortgage	115,500	115,500	78%	One-Month LIBOR plus 5.3% (2)	9/6/2021	One-Year Extension	Assisted Care Living Facilities
SBC 3	November 2018	Interest-Only First Mortgage	5,745	5,745	59%	One-Month LIBOR plus 5.25%	12/1/2020	One-Year Extension	Nursing Facilities
SBC 4	January 2019	Interest-Only First Mortgage	13,600	13,600	84%	One-Month LIBOR plus 4.0% (3)	12/1/2021	One-Year Extension	Apartment Complex
SBC 5	January 2019	Interest-Only First Mortgage	32,000	32,000	49%	One-Month LIBOR plus 4.1%	7/1/2021	None	Nursing Facilities
			$212,032	$212,032

(1) Subject to LIBOR floor of 1.25%.
(2) Subject to LIBOR floor of of 1.9% and LIBOR cap of 3.5%.
(3) Subject to LIBOR floor of 2%.
(4) Acquired $49.6 million of the loan in September 2018 and the remaining $65.9 million in October 2018

Consolidated Securitized Commercial Loan Trusts and Commercial Loan Trust

The Company assesses modifications to VIEs on an ongoing basis to determine if a significant reconsideration event has occurred that would change the Company’s initial consolidation assessment.  The three consolidated trusts, CMSC Trust, RETL 2019 Trust and RSBC Trust collectively hold seven commercial loans as of June 30, 2019.

The following table presents a summary of the assets and liabilities of the three consolidated trusts included in the Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018 (dollars in thousands):

	June 30, 2019	December 31, 2018
Cash	$463	$—
Restricted cash	87,139	55,808
Securitized commercial loans, at fair value	804,134	1,013,511
Commercial Loans, at fair value	212,032	166,123
Interest receivable	3,013	3,733
Total assets	$1,106,781	$1,239,175
Securitized debt, at fair value	$722,026	$949,626
Interest payable	1,493	2,419
Accounts payable and accrued expenses	33	31
Other liabilities	87,139	55,808
Total liabilities	$810,691	$1,007,884

The Company’s risk with respect to its investment in each commercial loan trust is limited to its direct ownership in the trust. The commercial loans held by the consolidated trusts are held solely to satisfy the liabilities of the trust, and creditors of the trust have no recourse to the general credit of the Company. The assets of a consolidated trust can only be used to satisfy the obligations of that trust. The Company is not contractually required and has not provided any additional financial support to the trusts for the three and six months ended June 30, 2019 and June 30, 2018.

The following table presents the components of the carrying value of the commercial real estate loans as of June 30, 2019 and December 31, 2018 (dollars in thousands):

	CMSC Trust Securitized Commercial Loan, at Fair Value		RETL Trust Securitized Commercial Loan, at Fair Value		RSBC Trust Commercial Loans, at Fair Value		Commercial Loans, at Fair Value
	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Principal balance	$24,253	$24,456	$774,930	$988,609	$212,032	$166,432	$100,000	$50,000
Unamortized premium	—	—	3,016	431	—	—	—	—
Unamortized discount	—	—	—	—	(690)	(736)	(105)	(205)
Amortized cost	24,253	24,456	777,946	989,040	211,342	165,696	99,895	49,795
Gross unrealized gains	65	—	1,870	29	690	427	105	205
Gross unrealized losses	—	(14)	—	—	—	—	—	—
Fair value	$24,318	$24,442	$779,816	$989,069	$212,032	$166,123	$100,000	$50,000

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

     Certain of the repurchase agreements provide the counterparty with the right to terminate the agreement if the Company does not maintain certain equity and leverage metrics, the most restrictive of which include a limit on leverage based on the composition of the Company’s portfolio.  For all the repurchase agreements with outstanding borrowings, the Company was in compliance with the terms of such financial tests as of June 30, 2019.

As of June 30, 2019, the Company had 33 master repurchase agreements with its counterparties and borrowings under 18 of the 33 master repurchase agreements. The following table summarizes certain characteristics of the Company’s repurchase agreements at June 30, 2019 and December 31, 2018 (dollars in thousands):

	June 30, 2019			December 31, 2018
Securities Pledged	Repurchase Agreement Borrowings	Weighted Average Interest Rate on Borrowings Outstanding at end of period	Weighted Average Remaining Maturity (days)	Repurchase Agreement Borrowings	Weighted Average Interest Rate on Borrowings Outstanding at end of period	Weighted Average Remaining Maturity (days)
Short Term Borrowings:
Agency RMBS	$573,771	2.65%	40	$14,650	3.09%	21
Agency CMBS	1,673,902	2.62%	35	1,392,649	2.71%	40
Non-Agency RMBS	11,488	3.86%	23	30,922	4.06%	18
Non-Agency CMBS	146,629	3.79%	42	134,814	4.05%	48
Residential Whole Loans (1)	226,784	3.63%	68	863,356	4.08%	93
Residential Bridge Loans (1)	89,241	4.59%	29	204,754	4.50%	25
Commercial loans (1)	137,821	4.67%	36	131,788	4.55%	26
Securitized commercial loans (1)	19,708	3.28%	19	7,543	4.30%	15
Other securities	53,114	3.93%	32	38,361	4.18%	26
Subtotal	2,932,458	2.95%	39	2,818,837	3.45%	54
Long Term Borrowings:
Residential Whole Loans (1) (2)	11,762	4.15%	966	—	—%	—
Commercial loans (2)	57,000	4.60%	727	—	—%	—
Subtotal	68,762	4.52%	768	—	—%	—
Total	$3,001,220	2.99%	55	$2,818,837	3.45%	54

(1)	Repurchase agreement borrowings on loans owned are through trust certificates. The trust certificates are eliminated upon consolidation.

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

      At June 30, 2019 and December 31, 2018, repurchase agreements collateralized by investments had the following remaining maturities:

(dollars in thousands)	June 30, 2019	December 31, 2018
1 to 29 days	1,789,562	1,867,957
30 to 59 days	341,585	144,778
60 to 89 days	801,311	555,695
Greater than or equal to 90 days	68,762	250,407
Total	$3,001,220	$2,818,837

At June 30, 2019, the following table reflects amounts of collateral at risk under its repurchase agreements greater than 10% of the Company's equity with any counterparty (dollars in thousands):

	June 30, 2019
Counterparty	Amount of Collateral at Risk, at fair value	Weighted Average Remaining Maturity (days)	Percentage of Stockholders’ Equity
Nomura Securities International, Inc.	$78,104	33	14.0%
Citigroup Global Markets Inc.	70,163	26	12.5%

Collateral for Borrowings under Repurchase Agreements

The following table summarizes the Company’s collateral positions, with respect to its borrowings under repurchase agreements at June 30, 2019 and December 31, 2018 (dollars in thousands):

	June 30, 2019			December 31, 2018
	Assets Pledged	Accrued Interest	Assets Pledged and Accrued Interest	Assets Pledged	Accrued Interest	Assets Pledged and Accrued Interest
Assets pledged for borrowings under repurchase agreements:
Agency RMBS, at fair value	$604,384	$2,080	$606,464	$19,837	$453	$20,290
Agency CMBS, at fair value	1,783,953	4,669	1,788,622	1,486,142	4,262	1,490,404
Non-Agency RMBS, at fair value	14,435	119	14,554	50,555	479	51,034
Non-Agency CMBS, at fair value	200,511	829	201,340	186,552	915	187,467
Residential Whole Loans, at fair value (1)	247,539	1,869	249,408	1,041,885	8,145	1,050,030
Residential Bridge Loans (1)	90,606	1,408	92,014	221,486	3,528	225,014
Commercial Loans, at fair value (1)	292,032	1,593	293,625	196,123	1,067	197,190
Securitized commercial loans, at fair value (1)	23,187	46	23,233	13,688	88	13,776
Other securities, at fair value	76,483	153	76,636	59,780	147	59,927
Cash (2)	—	—	—	1,226	—	1,226
Total	$3,333,130	$12,766	$3,345,896	$3,277,274	$19,084	$3,296,358

(1)	Loans owned through trust certificates are pledged as collateral. The trust certificates are eliminated upon consolidation.

(2)	Cash posted as collateral is included in "Due from counterparties" in the Company’s Consolidated Balance Sheets.

A reduction in the value of pledged assets typically results in the repurchase agreement counterparties initiating a margin call.  At June 30, 2019 and December 31, 2018, investments held by counterparties as security for repurchase agreements totaled approximately $3.3 billion .  Cash collateral held by counterparties at June 30, 2019 and December 31, 2018 was $0 and approximately $1.2 million, respectively.  Cash posted by repurchase agreement counterparties at June 30, 2019 and December 31, 2018, was $21.6 million and approximately $17.8 million, respectively.  In addition, at June 30, 2019 and December 31, 2018, the Company held securities with a fair value of $3.3 million and $5.2 million, respectively, received as collateral from its repurchase agreement counterparties to satisfy margin requirements.  The Company has the ability to repledge collateral received from its repurchase counterparties.

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

Securitized Debt

CMSC Trust 2015 - Longhouse MZ

CMSC Trust issued $25.0 million in commercial pass-through certificates. The outstanding balance of the trust certificates was $24.3 million at June 30, 2019, with a fair value of $24.3 million. The trust certificates bear a fixed interest rate of 8.9% and mature on July 6, 2020. The Company owns $13.6 million of the trust certificates which was eliminated in consolidation and the remaining $10.7 million is held by related parties and is carried at a fair value of $10.7 million. The securitized debt of the CMSC Trust can only be settled with the commercial loan that serves as collateral for the securitized debt and is non-recourse to the Company.

RETL 2019 Trust

The following table summarizes RETL 2019 Trust's commercial mortgage pass-through certificates at June 30, 2019 (dollars in thousands):

Classes	Principal Balance	Coupon	Fair Value	Contractual Maturity
Class A	$320,030	3.5%	$320,628	3/15/2021
Class B	101,200	3.9%	101,452	3/15/2021
Class C	308,400	4.5%	309,556	3/15/2021
Class HRR	45,300	10.9%	45,304	3/15/2021
Class X-CP(1)	N/A	1.3%	2,846	4/15/2020
Class X-EXT(1)	N/A	—%	31	3/15/2021
	$774,930		$779,817

(1) Class X-CP and Class X-EXT are interest-only classes with a notional balance of $308.4 million each.

The Company acquired $23 million of the class C certificates and the entire class of HRR certificates, which are eliminated in consolidation and the remaining RETL debt with a fair value of $711.3 million is recorded in "Securitized Debt" in the consolidated balance sheets. Of the remaining outstanding principal balance of $706.5 million, excluding the interest-only debt securities, $70.0 million is owned by related parties and $636.6 million is owned by third parties. The securitized debt of the RETL 2019 Trust can only be settled with the commercial loan that serves as collateral for the securitized debt and is non-recourse to the Company.

Arroyo Trust

The following table summarizes the issued Arroyo Trust's residential mortgage pass-through certificates, excluding the Owner Certificates, at June 30, 2019 (dollars in thousands):

Classes	Principal Balance	Coupon	Carrying Value	Contractual Maturity
Offered Notes:
Class A-1	$769,825	3.3%	$769,823	4/25/2049
Class A-2	41,248	3.5%	41,248	4/25/2049
Class A-3	65,350	3.8%	65,348	4/25/2049
Class M-1	25,055	4.8%	25,055	4/25/2049
Subtotal	$901,478		$901,474
Less: Unamortized Deferred Financing Costs	N/A		5,686
Total	$901,478		$895,788

The securitized debt of the Arroyo Trust can only be settled with the residential loans that serve as collateral for the securitized debt and is non-recourse to the Company. At June 30, 2019, Residential Whole Loans, with an outstanding principal balance of approximately $917.6 million, serve as collateral for the Arroyo Trust's securitized debt. The Company may redeem the offered notes on or after the earlier of (i) the three year anniversary of the closing date or ii) the date on which the aggregate collateral balance is 20% of the original principal balance. The notes are redeemable at their face value plus accrued interest.

Note 8 — Derivative Instruments

The Company’s derivatives may include interest rate swaps, options, futures contracts, TBAs, Agency and Non-Agency Interest-Only Strips that are classified as derivatives, credit default swaps and total return swaps.

The following table summarizes the Company’s derivative instruments at June 30, 2019 and December 31, 2018 (dollars in thousands):

			June 30, 2019		December 31, 2018
Derivative Instrument	Accounting Designation	Consolidated Balance Sheets Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate swaps, asset	Non-Hedge	Derivative assets, at fair value	$3,772,400	$2,709	$1,128,400	$2,057
Swaptions, asset	Non-Hedge	Derivative assets, at fair value	162,803	156	—	—
Options, asset	Non-Hedge	Derivative assets, at fair value	45,000	464	—	—
Credit default swaps, asset	Non-Hedge	Derivative assets, at fair value	—	—	50,000	549
Total derivative instruments, assets				3,329		2,606

Interest rate swaps, liability	Non-Hedge	Derivative liability, at fair value	974,400	(764)	2,727,800	(5,473)
Options, liability	Non-Hedge	Derivative liability, at fair value	672,700	(553)	—	—
Futures contracts, liability	Non-Hedge	Derivative liability, at fair value	—	—	300,400	(4,657)
Total derivative instruments, liabilities				(1,317)		(10,130)
Total derivative instruments, net				$2,012		$(7,524)

The following tables summarize the effects of the Company’s derivative positions, including Interest-Only Strips characterized as derivatives and TBAs, which are reported in "Gain (loss) on derivative instruments, net" in the Consolidated Statements of Operations for the three and six months ended June 30, 2019 and June 30, 2018 (dollars in thousands):

	Realized Gain (Loss), net
Description	Other Settlements / Expirations	Variation Margin Settlement	Return (Recovery) of Basis	Mark-to-Market	Contractual interest income (expense), net(1)	Total
Three months ended June 30, 2019
Interest rate swaps	$(588)	$(58,600)	$1,676	$(10,832)	$2,174	$(66,170)
Interest rate swaptions	—	—	—	(176)	—	(176)
Interest-Only Strips— accounted for as derivatives	—	—	(655)	19	819	183
Options	—	—	—	470	—	470
Futures contracts	(5,837)	—	—	—	—	(5,837)
Total	$(6,425)	$(58,600)	$1,021	$(10,519)	$2,993	$(71,530)

Three months ended June 30, 2018
Interest rate swaps	$24	$21,634	$211	$2,177	$833	$24,879
Interest-Only Strips— accounted for as derivatives	—	—	(783)	(96)	1,011	132
Options	(100)	—	—	88	—	(12)
Futures contracts	614	—	—	2,567	—	3,181
Credit default swap	(23)	—	—	66	—	43
TBAs	801	—	—	(534)	—	267
Total	$1,316	$21,634	$(572)	$4,268	$1,844	$28,490

	Realized Gain (Loss), net
Description	Other Settlements / Expirations	Variation Margin Settlement	Return (Recovery) of Basis	Mark-to-Market	Contractual interest income (expense), net(1)	Total
Six months ended June 30, 2019
Interest rate swaps	$(591)	$(96,438)	$3,204	$(3,742)	$4,929	$(92,638)
Interest rate swaptions	—	—	—	(176)	—	(176)
Interest-Only Strips— accounted for as derivatives	—	—	(1,250)	(40)	1,603	313
Options	—	—	—	470	—	470
Futures contracts	(10,340)	—	—	4,657	—	(5,683)
Credit default swaps	(589)	—	—	(375)	—	(964)
Total	$(11,520)	$(96,438)	$1,954	$794	$6,532	$(98,678)

Six months ended June 30, 2018
Interest rate swaps	$19	$97,864	$292	$2,245	$(304)	$100,116
Interest-Only Strips— accounted for as derivatives	—	—	(1,974)	(30)	2,433	429
Options	(518)	—	—	300	—	(218)
Futures contracts	4,592	—	—	3,069	—	7,661
Credit default swap	(42)	—	—	51	—	9
TBAs	134	—	—	(59)	—	75
Total	$4,185	$97,864	$(1,682)	$5,576	$2,129	$108,072

At June 30, 2019 and December 31, 2018, the Company had cash pledged as collateral for derivatives which represents upfront cash collateral upon the Company entering into the derivative transaction and cash collateral for derivatives not cleared through the Chicago Mercantile Exchange ("CME"), of approximately $55.5 million and approximately $38.0 million, respectively, which is reported in "Due from counterparties" in the Consolidated Balance Sheets. The Company received cash of approximately $380 thousand as collateral against derivatives at June 30, 2019, which is reported in "Due to counterparties" in the Consolidated Balance Sheets.

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

Interest Rate Swaps

The following tables provide additional information on our fixed pay interest rate swaps and the variable pay interest rate swap as of June 30, 2019 and December 31, 2018 (dollars in thousands):

	June 30, 2019
Fixed Pay Interest Rate Swap Remaining Term	Notional Amount	Average Fixed Pay Rate	Average Floating Receive Rate	Average Maturity (Years)	Forward Starting (1)
1 year or less	$200,000	1.8%	2.6%	0.9	—%
Greater than 1 year and less than 3 years	738,000	2.0%	2.6%	2.8	—%
Greater than 3 years and less than 5 years	828,700	2.6%	2.5%	4.6	—%
Greater than 5 years	2,005,700	2.4%	2.6%	9.2	20.6%
Total	$3,772,400	2.3%	2.5%	6.5	10.9%
(1) Represents the percentage of notional that is forward starting.

	June 30, 2019
Variable Pay Interest Rate Swap Remaining Term	Notional Amount	Average Variable Pay Rate	Average Fixed Receive Rate	Average Maturity (Years)
Greater than 1 year and less than 3 years	$225,000	2.6%	2.4%	1.8
Greater than 3 years and less than 5 years	66,000	2.4%	2.2%	5.0
Greater than 5 years	683,400	2.6%	2.3%	8.6
Total	$974,400	2.6%	2.4%	6.8

	December 31, 2018
Fixed Pay Interest Rate Swap Remaining Term	Notional Amount	Average Fixed Pay Rate	Average Floating Receive Rate	Average Maturity (Years)
1 year or less	$400,000	1.5%	2.8%	0.5
Greater than 1 year and less than 3 years	200,000	1.8%	2.6%	1.4
Greater than 3 years and less than 5 years	1,104,700	2.3%	2.5%	3.8
Greater than 5 years	1,423,100	2.5%	2.5%	9.9
Total	$3,127,800	2.3%	2.6%	6.0

	December 31, 2018
Variable Pay Interest Rate Swap Remaining Term	Notional Amount	Average Variable Pay Rate	Average Fixed Receive Rate	Average Maturity (Years)
Greater than 5 years	$728,400	2.5%	2.4%	8.3
Total	$728,400	2.5%	2.4%	8.3

Interest Rate Swaptions

The following table summarized the swaptions held by the Company as of June 30, 2019. As of December 31, 2018, the Company did not have any swaptions in its derivative holdings (dollars in thousands):

	June 30, 2019
	Option		Underlying Swap
Fixed-Pay Rate for Underlying Swap	Fair Value	Weighted Average Months Until Option Expiration	Notional	Weighted Average Swap Term (Years)
0.76 - 1.00%	$156	2.6	$162,803	5.0
Total	$156	2.6	$162,803	5.0

Options

As of June 30, 2019, the Company had a total long position options on U.S. Treasuries with a notional amount of $45.0 million with a fair value in an asset position of $464 thousand and a total short position options on U.S Treasuries with a notional amount of $672.7 million with a fair value in a liability position of $553 thousand. As of December 31, 2018, the Company did not have any options in its derivative holdings

Futures Contracts

The Company may enter into Eurodollar, Volatility Index, and U.S. Treasury futures. As of June 30, 2019, the Company had no futures contracts. As of December 31, 2018, the Company had entered into contracts to sell or short positions for U.S. Treasuries with a notional amount of $300.4 million, with a fair value in a liability position of $4.7 million and an expiration date of March 2019.

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

Credit Default Swaps

During 2018, the Company entered into credit default swaps and, in the future, may continue to enter into these types of credit derivatives. As of June 30, 2019, the Company had no credit default swaps. As of December 31, 2018, the Company had entered into credit default swaps with a notional amount of $50.0 million with a fair value in a asset position of $549 thousand. Under these instruments, the Company makes a monthly premium payment over the term of the contract in exchange for the counterparty making a payment to the Company for losses of the reference securities, upon the occurrence of a specified credit event.

Note 9 — Offsetting Assets and Liabilities

The following tables present information about certain assets and liabilities that are subject to master netting agreements (or similar agreements) and can potentially be offset in the Company’s Consolidated Balance Sheets at June 30, 2019 and December 31, 2018 (dollars in thousands):

	June 30, 2019
	Gross Amounts	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
Description				Financial Instruments(1)	Cash Collateral (1)
Derivative Assets
Agency and Non-Agency Interest-Only Strips, accounted for as derivatives included in MBS	$10,570	$—	$10,570	$(10,570)	$—	$—
Interest rate swap asset, at fair value	3,329	—	3,329	(1,228)	—	2,101
Total derivative assets	$13,899	$—	$13,899	$(11,798)	$—	$2,101

Derivative Liabilities and Repurchase Agreements
Interest rate swap liability, at fair value(2)	$1,317	$—	$1,317	$(1,228)	$(89)	$—
Repurchase Agreements(3)	3,001,220	—	3,001,220	(3,001,220)	—	—
Total derivative liability	$3,002,537	$—	$3,002,537	$(3,002,448)	$(89)	$—

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

(2)	Cash collateral pledged against the Company’s derivative counterparties was approximately $55.5 million as of June 30, 2019.

(3)	The carrying value of investments pledged against the Company’s repurchase agreements was approximately $3.3 billion as of June 30, 2019.

	December 31, 2018
	Gross Amounts	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments(1)	Cash Collateral (1)
Derivative Assets
Agency and Non-Agency Interest-Only Strips, accounted for as derivatives included in MBS	$11,860	$—	$11,860	$(11,860)	$—	$—
Derivative asset, at fair value(2)	2,606	—	2,606	(2,057)	—	549
Total derivative assets	$14,466	$—	$14,466	$(13,917)	$—	$549

Derivative Liabilities and Repurchase Agreements
Derivative liability, at fair value(2)(3)	$10,130	$—	$10,130	$(2,057)	$(8,073)	$—
Repurchase Agreements(4)	2,818,837	—	2,818,837	(2,818,837)	—	—
Total derivative liability	$2,828,967	$—	$2,828,967	$(2,820,894)	$(8,073)	$—

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

In addition, the Company may be required to reimburse the Manager for certain expenses as described below, and shall reimburse the Manager for the compensation paid to the Company’s chief financial officer , controller and their staff. Expense reimbursements to the Manager are made in cash on a regular basis. The Company’s reimbursement obligation is not subject to any dollar limitation. Because the Manager’s personnel perform certain legal, accounting, due diligence tasks and other services that outside professionals or outside consultants otherwise would perform, the Manager may be paid or reimbursed for the documented cost of performing such tasks, provided that such costs and reimbursements are in amounts which are no greater than those which would be payable to outside professionals or consultants engaged to perform such services pursuant to agreements negotiated on an arm’s-length basis.

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
In September 2018, the Company completed a secondary public offering in which it sold 6,500,000 share of its common stock for net proceeds of approximately $67.7 million after subtracting underwriting commissions and offering expenses. Refer to Note12- "Stockholders' Equity" for details on the secondary public offering. The Company's Manager did not earn a management fee on the issued equity through March 31, 2019, to reduce any impact on earnings as the Company fully deployed the capital into its target assets.
     For the three months ended June 30, 2019 and June 30, 2018, the Company incurred approximately $1.8 million and approximately $2.3 million in management fees, respectively. For the six months ended June 30, 2019 and June 30, 2018, the Company incurred approximately $3.6 million and approximately $4.4 million in management fees, respectively.

In addition to the management fee, the Company is also responsible for reimbursing the Manager for certain expenses paid by the Manager on behalf of the Company as defined in the Management Agreement. For the three months ended June 30, 2019 and June 30, 2018, the Company recorded expenses included in general and administrative expenses totaling approximately $959 thousand and approximately $872 thousand, respectively, related to reimbursable employee costs. For the six months ended June 30, 2019 and June 30, 2018, the Company recorded expenses included in general and administrative expenses totaling approximately $1.2 million and approximately $1.1 million, respectively, related to reimbursable employee costs. Any such expenses incurred by the Manager and reimbursed by the Company, including the employee compensation expense, are typically included in the Company’s general and administrative expenses in the Consolidated Statements of Operations.  At June 30, 2019 and December 31, 2018, approximately $1.8 million and approximately $4.2 million, respectively, for management fees incurred but not yet paid was included in "Payable to affiliate" in the Consolidated Balance Sheets.  In addition, at June 30, 2019 and December 31, 2018, approximately $995 thousand and approximately $379 thousand, respectively, of reimbursable costs incurred but not yet paid was included in "Payable to affiliate" in the Consolidated Balance Sheets.

Note 11 — Share-Based Payments

In conjunction with the Company’s IPO and concurrent private placement, the Company’s Board of Directors approved the Western Asset Mortgage Capital Corporation Equity Plan (the “Equity Plan”) and the Western Asset Manager Equity Plan (the “Manager Equity Plan” and collectively the “Equity Incentive Plans”). The Equity Incentive Plans include provisions for grants of restricted common stock and other equity-based awards to the Manager, its employees and employees of its affiliates and to the Company’s directors, officers and employees. The Company can issue up to 3.0% of the total number of issued and outstanding shares of its common stock (on a fully diluted basis) at the time of each award (other than any shares previously issued or subject to awards made pursuant to one of the Company’s Equity Incentive Plans) under these Equity Incentive Plans. Upon the completion of the Company's secondary public offerings, the number of shares of common stock available under the Equity Incentive Plans increased to 1,573,609. Approximately 892,477 shares have been issued under the Equity Plans with 681,132 shares available for issuance, as of June 30, 2019.

Under the Equity Plan, the Company made the following grants during the six months ended June 30, 2019 and the year ended December 31, 2018:

On June 7, 2018, the Company granted a total of 25,904 shares (6,476 each) of restricted common stock under the Equity Plan to the Company’s four independent directors. These restricted shares vested in full on June 1, 2019, the first anniversary of the grant date. Each of the independent directors has elected to defer the shares granted to him under the Company’s Director Deferred Fee Plan (the “Director Deferred Fee Plan”). The Director Deferred Fee Plan permits eligible members of the Company's board of directors to defer certain stock awards made under its director compensation programs. The Director Deferred Fee Plan allows directors to defer issuance of their stock awards and therefore defer payment of any tax liability until the deferral is terminated, pursuant to the election form executed each year by each eligible director.

On March 28, 2019, the Company granted 108,000 shares of restricted common stock to the Manager under the Manager Equity Plan. One-third of the shares will vest on March 28, 2020, one-third will vest on March 28, 2021 and the remaining one-third will vest on March 28, 2022.

On June 6, 2019, the Company granted a total of 28,780 shares (7,195 each) of restricted common stock under the Equity Plan to the Company’s four independent directors. These restricted shares will vest in full on June 6, 2020, the first anniversary of the grant date. Each of the independent directors has elected to defer the shares granted to him under the Company’s Director Deferred Fee Plan (the “Director Deferred Fee Plan”). The Director Deferred Fee Plan permits eligible members of the Company's board of directors to defer certain stock awards made under its director compensation programs. The Director Deferred Fee Plan allows directors to defer issuance of their stock awards and therefore defer payment of any tax liability until the deferral is terminated, pursuant to the election form executed each year by each eligible director.

During the six months ended June 30, 2019 and June 30, 2018, 29,200 and 84,203 restricted common shares vested, respectively, including shares whose issuance has been deferred under the Director Deferred Fee Plan. The Company recognized stock-based compensation expense of approximately $165 thousand and approximately $50 thousand for the three months ended June 30, 2019 and June 30, 2018, respectively. The Company recognized stock-based compensation expense of approximately $235 thousand and approximately $125 thousand for the six months ended June 30, 2019 and June 30, 2018. In addition, the Company had unamortized compensation expense of $1.3 million and $117 thousand for equity awards at June 30, 2019 and December 31, 2018, respectively.

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

The following is a summary of restricted common stock vesting dates as of June 30, 2019 and December 31, 2018, including shares whose issuance has been deferred under the Director Deferred Fee Plan:

	June 30, 2019	December 31, 2018
Vesting Date	Shares Vesting	Shares Vesting
June 2019	—	27,476
March 2020	36,000	—
June 2020	28,780	—
March 2021	36,000	—
March 2022	36,000	—
	136,780	27,476

The following table presents information with respect to the Company’s restricted stock for the six months ended June 30, 2019, including shares whose issuance has been deferred under the Director Deferred Fee Plan:

	Shares of Restricted Stock	Weighted Average Grant Date Fair Value (1)
Outstanding at beginning of period	753,973	$16.77
Granted (2)	138,504	10.34
Cancelled/forfeited	—	—
Outstanding at end of period	892,477	15.77
Unvested at end of period	136,780	$10.35

(1)	The grant date fair value of restricted stock awards is based on the closing market price of the Company’s common stock at the grant date.

(2)	Includes 1,724 shares of restricted stock attributed to dividends on restricted stock under the Director Deferred Fee Plan.

Note 12 — Stockholders’ Equity

At-The-Market Program
In April 2017, the Company entered into an equity distribution agreement with JMP Securities LLC under which the Company may offer and sell up to $100.0 million shares of common stock in an At-The-Market equity offering. The Company has not sold any shares under this agreement.
Secondary Public Offerings
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
In May 2019, the Company completed a secondary public offering in which it sold 5,000,000 shares of its common stock at a price of $10.14 per share, for net proceeds of approximately $49.3 million after subtracting underwriting commissions and offering expenses of approximately $1.4 million. The Company used the net proceeds from the offering to opportunistically invest in its target assets in accordance with its investment guidelines.

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

Dividends

The following table presents cash dividends declared and paid by the Company on its common stock:

Declaration Date	Record Date	Payment Date	Amount per Share	Tax Characterization
2019
June 20, 2019	July 1, 2019	July 26, 2019	$0.31	Not yet determined
March 21, 2019	April 1, 2019	April 26, 2019	$0.31	Not yet determined
2018
December 19, 2018	December 31, 2018	January 25, 2019	$0.31	Ordinary income
September 17, 2018	September 27, 2018	October 26, 2018	$0.31	Ordinary income
June 21, 2018	July 2, 2018	July 26, 2018	$0.31	Ordinary income
March 22, 2018	April 2, 2018	April 26, 2018	$0.31	Ordinary income

Note 13 — Net Income per Common Share

The table below presents basic and diluted net income per share of common stock using the two-class method for the three and six months ended June 30, 2019 and June 30, 2018 (dollars, other than shares and per share amounts, in thousands):

	For the three months ended June 30, 2019	For the three months ended June 30, 2018	Six months ended June 30, 2019	Six months ended June 30, 2018
Numerator:
Net income attributable to common stockholders and participating securities for basic and diluted earnings per share	$10,614	$1,453	$38,490	$23,182
Less:
Dividends and undistributed earnings allocated to participating securities	76	27	138	65
Net income allocable to common stockholders — basic and diluted	$10,538	$1,426	$38,352	$23,117

Denominator:
Weighted average common shares outstanding for basic earnings per share	50,588,906	41,619,198	49,359,473	41,671,278
Weighted average common shares outstanding for diluted earnings per share	50,588,906	41,619,198	49,359,473	41,671,278
Basic earnings per common share	$0.21	$0.03	$0.78	$0.55
Diluted earnings per common share	$0.21	$0.03	$0.78	$0.55

For the three and six months ended June 30, 2019 and June 30, 2018, the Company excluded the effects of the warrants and the convertible senior unsecured notes from the computation of diluted earnings per share since the average market value per share of the Company’s common stock was below the exercise price of the warrants and the convertible senior unsecured notes.

Note 14 — Income Taxes

As a REIT, the Company is not subject to federal income tax to the extent that it makes qualifying distributions to its stockholders and satisfies on a continuing basis, through actual investment and operating results, the REIT requirements including certain asset, income and stock ownership tests.

Based on the Company’s analysis of any potential uncertain income tax positions, the Company concluded that it does not have any uncertain tax positions that meet the recognition or measurement criteria as of June 30, 2019.  The Company files U.S. federal and state income tax returns.  As of June 30, 2019, U.S. federal tax returns filed by the Company for 2017, 2016 and 2015 and state tax returns filed for 2017, 2016, 2015 and 2014 are open for examination pursuant to relevant statutes of limitation. In the event that the Company incurs income tax related interest and penalties, the Company’s policy is to classify them as a component of its provision for income taxes.

Income Tax Provision

Subject to the limitation under the REIT asset test rules, the Company is permitted to own up to 100% of the stock of one or more taxable REIT subsidiaries ("TRS"). Currently, the Company owns one TRS that is taxable as a corporation and is subject to federal, state and local income tax on its net income at the applicable corporate rates. The TRS, which was formed in Delaware on July 28, 2014, is a limited liability company and a wholly-owned subsidiary of the Company. During the three months ended June 30, 2019 and June 30, 2018, the Company recorded a federal and state tax provision of approximately $478 thousand and $36 thousand, respectively, which is recorded in "Income tax provision" in the Consolidated Statements of Operations. During the six months ended June 30, 2019 and June 30, 2018, the Company recorded a federal and state tax provision of approximately $490 thousand and $349 thousand, respectively.

Deferred Tax Asset

As of June 30, 2019 and December 31, 2018, the Company recorded a deferred tax asset of approximately $8.0 million and $6.0 million, respectively, relating to capital loss carryforward and temporary differences as a result of the timing of income recognition of certain investments held in the TRS. The capital loss carryforwards may only be recognized to the extent of capital gains. There is uncertainty as to the TRS ability to recognize capital gains in the future. As a result, the Company has concluded it is more likely than not the deferred tax asset will not be realized and has recorded a valuation allowance of $8.0 million and $6.0 million as of June 30, 2019 and December 31, 2018, respectively.

In addition, the REIT generated net operating losses ("NOLs") during the year ended December 31, 2017, related to its interest rate swap terminations, and for its California return a portion of the NOL's is apportioned to the TRS. The Company recorded a deferred state tax asset relating to the NOLs of $5.4 million and $5.5 million in the REIT and $967 thousand and $993 thousand in the TRS as of June 30, 2019 and December 31, 2018, respectively. The TRS can carryback these NOLs to each of the two preceding years and receive a refund for taxes paid. As a result, the Company has concluded it is more likely than not the deferred tax asset relating to the NOLs will not be realized with the exception of the TRS carryback to 2015 and has recorded a combined valuation allowance of $5.9 million and $6.1 million as of June 30, 2019 and December 31, 2018, respectively. The Company also recorded a deferred federal tax liability of $85 thousand and $85 thousand as of June 30, 2019 and December 31, 2018, respectively, in anticipation of the receipt of the state tax refund as a result of the carryback of the California NOL.

Effective Tax Rate

The Company's effective tax rate differs from its combined federal and state income tax rate primarily due to its valuation allowance and the deduction of dividends distributions to be paid under Code Section 857(a).

Note 15 — Contingencies

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. Management is not aware of any material contingencies at June 30, 2019.

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

Recent Market Conditions

Our Manager's 2019 outlook is for moderate U.S. growth, inflation will continue to moderate and a more accommodative Federal Reserve monetary policy. Our Manager believes that trade policy poses substantial risks, global growth has downshifted but should remain resilient and emerging markets and spread products should recover relative to government bonds. In the June meeting, the Federal Reserve taking a more dovish stance left fed funds rate unchanged. In the July meeting, it cut the federal funds rate by 25 basis points. The cut comes as the Federal Reserve continues to worry about a possible slowdown in the U.S. economy. The Federal Reserve reiterated that it will "act as appropriate to sustain the expansion" We continue to operate with interest rate risk protection intended to minimize the impact of the potential increase in long-term rates on our portfolio and mitigate interest rate risk to changes in short-term funding costs. The degree of interest rate protection and the duration gap will vary over time given market conditions and our Manager's outlook.

During the second quarter of 2019, we saw interest rate decline and a modest steepening of the yield curve, with an increase in interest rate volatility. The yield of the 10-year treasury declining to 2.01% at June 30, 2019. The decline in interest rates further increased prepayment activity. By the end of the second quarter we saw tighter spreads, which benefited our Agency CMBS as well as our Agency RMBS (which were strategically acquired in mid-May). The decline in swap rates offset the appreciation in the portfolio resulting in a modest decline in book value.

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

Residential Whole Loans. — Residential Whole Loans are mortgages secured by single family residences held directly by us or through consolidated trusts with us holding the beneficial interest in the trusts. Our Residential Whole Loans include conforming fixed rate mortgages and adjustable rate mortgages that do not qualify for the Consumer Finance Protection Bureau’s (or CFPB) safe harbor provision for “qualifying mortgages” ("Non QM" mortgages). Our Manager’s review, relating to Non QM mortgages, includes an analysis of the loan originator’s procedures and documentation for compliance with Ability to Repay requirements.   As discussed in Note 7 "Financing", we have and may continue to securitize whole loan interests, selling more senior interests in the pool of loans and retaining residual portions.  The characteristics of our Residential Whole Loans may vary going forward.

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

Our Investment Portfolio

Our investment portfolio composition at June 30, 2019.

Our Financing Strategy

 We deploy leverage to increase potential returns to our stockholders and to fund the acquisition of our target assets. While we are not required to maintain any particular leverage ratio, we expect to maintain a debt-to-equity ratio of three to ten times the amount of our stockholders’ equity, depending on our investment composition.  The amount of leverage we use for our portfolio depends upon a variety of factors, such as, general economic, political and financial market conditions, the anticipated liquidity and price volatility of our assets, the availability and cost of financing the assets, the credit worthiness of financing counterparties and the health of the U.S. residential and commercial mortgage markets. At June 30, 2019, our aggregate debt-to-equity ratio was approximately 5.6 to 1 when we exclude our non-recourse debt and 8.5 to 1 when we include our non-recourse debt. The debt-to-equity ratio is not a comprehensive statement of overall investment portfolio leverage which is affected by any leverage embedded in TBAs and derivative instruments.

Repurchase Agreements

We primarily finance our investments through repurchase agreements for which we pledge our assets. Our repurchase agreements have maturities generally ranging from one to twelve months, but in some cases longer. Repurchase agreements involve the transfer of the pledged collateral to a counterparty at an agreed upon price in exchange for such counterparty’s simultaneous agreement to return the same security back to the borrower at a future date (i.e., the maturity of the borrowing). Under our repurchase agreements, we retain beneficial ownership of the pledged collateral, while the counterparty maintains custody of such collateral.  At the maturity of a repurchase financing, unless the repurchase financing is renewed with the same counterparty, we are required to repay the loan, including any accrued interest, and concurrently reacquire custody of the pledged collateral or, with the consent of the counterparty, we may renew the repurchase financing at the then prevailing market interest rate and terms.  The amount borrowed under our repurchase agreements is a specified percentage of the asset’s applicable fair value, which is dependent on the collateral type.  Our repurchase agreement counterparties generally require collateral in excess of the loan amount, or haircuts. As of June 30, 2019, the ranges of the haircuts on our investments were as follows:

Collateral	Minimum	Maximum (excluding IOs and IIOs)	Maximum (including IOs and IIOs)
Agency RMBS	3.0%	5.0%	30.0%
Agency CMBS	5.0%	5.0%	15.0%
Non-Agency RMBS	15.0%	35.0%	n/a
Non-Agency CMBS	15.0%	35.0%	n/a
Other securities	16.7%	50.0%	n/a
Residential Whole Loans(1)	5.0%	20.0%	n/a
Commercial Loans(2)	15.0%	35.0%	n/a

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

In order to reduce our exposure of risk associated with concentration to any one repurchase agreement counterparty, we seek to diversify our exposure by entering into repurchase agreements with multiple counterparties. At June 30, 2019, we had 33 master repurchase agreements with our counterparties and outstanding borrowings under 18 of such agreements. Our total outstanding borrowings under our repurchase agreements was $3.0 billion, with a maximum net exposure to any single repurchase agreement counterparty of $78.1 million or 14.0% of equity.

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

Mortgage-Backed Notes

In May of 2019, we issued $919.0 million of mortgage-backed notes in a securitization of $945.5 million of our Residential Whole Loans investments. The notes, excluding the Owner Certificates, issued by Arroyo Mortgage Trust 2019-2 (a subsidiary) were four classes, with a weighted average fixed interest rate of 3.425% per annum. All of the Notes are anticipated to have a final payment date in April 2049. We view the notes as an attractive source of longer-term financing for our Residential Whole Loan portfolio. We may redeem the offered notes on or after the earlier of (i) the three year anniversary of the closing date or ii) the date on which the aggregate collateral balance is 20% of the original principal balance. The notes are redeemable at their face value plus accrued interest.
The mortgage-backed notes are classified in "Securitized Debt" in the Consolidated Balance Sheets.

Our Hedging Strategy

Our overall portfolio strategy is designed to generate attractive returns to our investors through various economic cycles. We believe our broad approach to investing in the real estate mortgage markets, which considers all categories of real estate assets, allows us to invest in a diversified portfolio and help mitigate our portfolio from risks that arise from investing in a single or limited collateral type. In connection with our risk management activities, we enter into a variety of derivative and non-derivative instruments. Our primary objective for acquiring these derivatives and non-derivative instruments is to mitigate our exposure to future events that are outside our control. Our derivative instruments are designed to mitigate the effects market risk and cash flow volatility associated with interest rate risk, including associated prepayment risk. As part of our hedging strategy, we may enter into, interest rate swaps, including forward starting swaps, interest rate swaptions, U.S. Treasury options, future contracts, TBAs, total return swaps, credit default swaps, CMBX indexes, foreign current swaps and forwards and other similar instruments.

Critical Accounting Policies

The consolidated financial statements include our accounts, those of our wholly-owned subsidiaries and certain VIEs in which we are the primary beneficiary.  All intercompany amounts have been eliminated in consolidation.  In accordance with GAAP, our consolidated financial statements require the use of estimates and assumptions that involve the exercise of judgment and use of assumptions as to future uncertainties.  In accordance with SEC guidance, the following discussion addresses the accounting policies that we currently apply. Our most critical accounting policies will involve decisions and assessments that could affect our reported assets and liabilities, as well as our reported revenues and expenses. We believe that all of the decisions and assessments upon which our consolidated financial statements have been based were reasonable at the time made and based upon information available to us at that time. For a review of recent accounting pronouncements that may impact our results of operations, see Note 2 of our “Notes to Consolidated Financial Statements (Unaudited)”.

There have been no significant changes to our critical accounting policies that are disclosed in our most recent Annual Report on Form 10-K for the year ended December 31, 2018.

2019 Activity

Investment Activity

We continually evaluate our investment portfolio, focusing on expected future prepayment trends, supply of and demand, costs of financing, costs of hedging, expected future interest rate volatility and the overall shape of the U.S. Treasury and interest rate swap yield curves. We utilized the proceeds from the May 2019 secondary equity offering to acquire Agency RMBS, Agency CMBS, Non-Agency CMBS and a commercial loan. Under current market conditions we expect to continue to opportunistically deploy capital to acquire, Agency CMBS, Agency RMBS, Non-Agency CMBS and Residential Whole and Commercial Loans.

The following table presents our investing activity for the six months ended June 30, 2019 (dollars in thousands):

	Balance at		Principal Payments and Basis Recovery	Proceeds from Sales	Realized Gain/(Loss)	Unrealized Gain/(loss)	Premium and discount amortization, net		Balance at
Investment Type	December 31, 2018	Purchases						OTTI	June 30, 2019
Agency RMBS and Agency RMBS IOs	$19,837	$583,982	$(5,443)	$—	$—	$6,058	$(22)	$(29)	$604,383
Non-Agency RMBS	50,555	—	(1,543)	—	—	(477)	(171)	(1,177)	47,187
Agency CMBS and Agency CMBS IOs	1,486,142	525,105	(19,915)	(206,710)	(4,189)	104,205	(789)	(81)	1,883,768
Non-Agency CMBS	200,301	64,217	(27,871)	(15,165)	(670)	(437)	2,247	(2,918)	219,704
Other securities(1)	59,906	19,772	(403)	—	—	1,098	(3,349)	(407)	76,617
Total MBS and other securities	1,816,741	1,193,076	(55,175)	(221,875)	(4,859)	110,447	(2,084)	(4,612)	2,831,659
Residential Whole Loans	1,041,885	249,197	(98,920)	—	—	15,119	(1,061)	—	1,206,220
Residential Bridge Loans	221,719	—	(125,519)	—	(254)	(386)	(668)	—	94,892
Commercial Loans	216,123	171,189	(76,000)	—	—	164	556	—	312,032
Securitized commercial loans	1,013,511	903,770	(1,113,884)	—	—	1,921	(1,184)	—	804,134
Total Investments	$4,309,979	$2,517,232	$(1,469,498)	$(221,875)	$(5,113)	$127,265	$(4,441)	$(4,612)	$5,248,937

(1) Other securities include $35.0 million of GSE CRTs and $41.6 million of ABS at June 30, 2019.

We continue to see favorable risk-adjusted return opportunities in credit sensitive investments, particularly Residential Whole Loans and Commercial Loans, including junior tranches of CMBS investments. As a result, we currently intend to continue to deploy capital into these investments. At June 30, 2019, we held $2.8 billion in credit sensitive investments, primarily consisting of 43.7% in Residential Whole Loans, 29.1% in securitized commercial loans (our risk is limited to only our direct ownership interest in the trust), 11.3% in Commercial Loans, 8.0% in Non-Agency CMBS, 3.4% in Residential Bridge Loans, 1.7% Non-Agency RMBS, 1.5% ABS, and 1.3% GSE credit risk transfer. We work to mitigate the credit risk on our credit sensitive holdings by developing relationships with originators that adhere to our investment guidelines for our Residential Whole Loans. For our Commercial Loans and other investments we perform a detailed credit analysis on the underlying collateral at the time of purchase.

Portfolio Characteristics

Our Agency Portfolio

The following table summarizes our Agency portfolio by investment category as of June 30, 2019 (dollars in thousands):

	Principal Balance	Amortized Cost	Fair Value	Net Weighted Average Coupon
Agency RMBS	$570,369	$580,636	$585,751	3.5%
Agency RMBS IOs and IIOs (1)	N/A	10,202	11,891	2.3%
Agency RMBS IOs and IIOs accounted for as derivatives (1)	N/A	N/A	6,741	2.8%
Total Agency RMBS	570,369	590,838	604,383	3.2%

Agency CMBS	1,772,577	1,793,383	1,879,939	3.3%
Agency CMBS IOs and IIOs accounted for as derivatives (1)	N/A	N/A	3,829	0.4%
Total Agency CMBS	1,772,577	1,793,383	1,883,768	3.0%
Total	$2,342,946	$2,384,221	$2,488,151	3.1%

(1)	IOs and IIOs have no principal balances and bear interest based on a notional balance. The notional balance is used solely to determine interest distributions on the interest-only class of securities.

Credit Sensitive Portfolio

The following table presents information by vintage(1) as it relates to our credit sensitive investment portfolio at June 30, 2019:

Credit Sensitive Securities	Pre 2006	2006	2007	2011	2012	2013	2014	2015	2016	2017	2018	2019	Total
Non-Agency RMBS	—%	0.1%	—%	—%	—%	—%	—%	—%	—%	1.0%	0.3%	—%	1.4%
Non-Agency RMBS IOs	—%	—%	—%	—%	—%	—%	—%	—%	—%	0.2%	0.1%	—%	0.3%
Non-Agency CMBS	—%	0.6%	0.7%	1.5%	0.3%	—%	—%	1.0%	0.3%	—%	2.2%	1.5%	8.1%
Other securities	0.3%	—%	—%	—%	—%	—%	0.2%	0.3%	0.8%	0.2%	1.1%	—%	2.9%
Residential Whole Loans	0.1%	—%	—%	0.2%	0.2%	2.0%	0.9%	0.1%	1.4%	6.4%	31.8%	0.5%	43.6%
Residential Bridge Loans	—%	—%	—%	—%	—%	—%	—%	—%	0.1%	0.7%	2.6%	—%	3.4%
Securitized commercial loans	—%	—%	—%	—%	—%	—%	—%	0.9%	—%	—%	28.2%	—%	29.1%
Commercial Loans	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%	7.7%	3.5%	11.2%
Total	0.4%	0.7%	0.7%	1.7%	0.5%	2.0%	1.1%	2.3%	2.6%	8.5%	74.0%	5.5%	100%

 (1) Based on carrying amount of the investments.

Non-Agency RMBS

The following table presents the fair value and weighted average purchase price for each of our Non-agency RMBS categories, including IOs accounted for as derivatives, together with certain of their respective underlying loan collateral attributes and current performance metrics as of June 30, 2019 (fair value dollars in thousands):

		Weighted Average
Category	Fair Value	Purchase Price	Life (Years)	Original LTV	Original FICO	60+ Day Delinquent	6-Month CPR
Prime	$11,759	$58.37	11.7	68.9%	769	0.1%	15.0%
Alt-A	35,428	64.60	12.1	80.9%	663	6.1%	10.2%
Total	$47,187	$63.05	12.0	77.9%	690	4.6%	11.4%

Non-Agency CMBS

The following table presents certain characteristics of our Non-Agency CMBS portfolio as of June 30, 2019 (dollars in thousands):

		Principal		Weighted Average
Type	Vintage	Balance	Fair Value	Life (Years)	Original LTV
Conduit:
	2006-2009	$46,235	$34,116	1.6	72.4%
	2010-2019	84,605	63,193	4.4	61.8%
		130,840	97,309	3.4	65.5%
Single Asset:
	2010-2019	125,042	122,395	2.2	62.9%
Total		$255,882	$219,704	2.7	64.1%

Residential Whole Loans

The Residential Whole Loans have low LTV's and are comprised of 2,271 non-qualifying adjustable rate mortgages, 782 conforming fixed rate mortgages and 12 investor fixed rate mortgages. The following table presents certain information about our Residential Whole Loans investment portfolio at June 30, 2019 (dollars in thousands):

			Weighted Average
Current Coupon Rate	Number of Loans	Principal Balance	Original LTV	Original FICO Score(1)	Expected Life (years)(2)	Contractual Maturity (years)	Coupon Rate
3.01 – 4.00%	62	$20,600	61.8%	738	2.2	28.5	3.9%
4.01– 5.00%	1,265	434,936	62.2%	740	2.2	28.5	4.8%
5.01 – 6.00%	1,632	675,014	63.2%	734	2.7	28.5	5.5%
6.01 – 7.00%	104	38,139	57.0%	729	3.7	25.7	6.1%
7.01 - 8.00%	1	354	70.0%	777	3.0	28.6	7.2%
8.01 - 9.00%	1	93	70.0%	689	4.2	28.6	8.4%
Total	3,065	$1,169,136	62.6%	736	2.6	28.4	5.2%

(1)	The original FICO score is not available for 269 loans with a principal balance of approximately $91.1 million at June 30, 2019. We have excluded those loans from the weighted average computation.

(2)	Excludes the expected lives of the conforming Residential Whole Loans held by RCR Trust.

As of June 30, 2019, there were 3 Residential Whole Loans carried at fair value in non-accrual status with an unpaid principal balance of approximately $2.7 million. These nonperforming loans represent approximately 0.2% of the total outstanding principal balance. No allowance or provision for credit losses was recorded as of and for the three and six months ended June 30, 2019 and June 30, 2018, since the valuation adjustment, if any, would be reflected in the fair value of these loans. The Company stopped accruing interest income for these loan when they became contractually 90 days delinquent.

Residential Bridge Loans

Our Residential Bridge Loans are comprised of short-term fixed rate mortgages secured by non-owner occupied single and multi-family residences with low LTVs, generally up to 85%. The following table presents certain information about our Residential Bridge Loans investment portfolio at June 30, 2019 (dollars in thousands):

			Weighted Average
Current Coupon Rate	Number of Loans	Principal Balance	Original LTV	Contractual Maturity (months)	Coupon Rate
6.01 – 7.00%	2	$714	66.3%	—	7.0%
7.01 – 8.00%	29	20,354	73.5%	5.2	7.8%
8.01 – 9.00%	70	38,621	72.7%	5.1	8.7%
9.01 – 10.00%	51	24,751	71.2%	2.7	9.8%
10.01 – 11.00%	18	4,639	73.7%	0.5	10.7%
11.01 – 12.00%	12	3,095	58.4%	1.3	11.3%
12.01 – 13.00%	5	1,797	80.7%	1.8	12.9%
17.01 – 18.00%	6	2,514	73.6%	2.2	18.0%
Total	193	$96,485	72.2%	4.2	9.3%

As of June 30, 2019, there were 6 Residential Bridge Loans carried at amortized cost in non-accrual status with an unpaid principal balance of approximately $3.4 million and 40 Residential Bridge Loans carried at fair value in non-accrual status with an unpaid principal balance of approximately $17.1 million. These nonperforming Residential Bridge Loans represent approximately 21.3% of the total outstanding principal balance. We reviewed the estimated fair value of the collateral to determine if an allowance and provision of credit loss was required for loans carried at amortized costs. Based upon our evaluation, no allowance and provision for credit losses was recorded for loans carried at amortized cost as of and for the three and six months ended June 30, 2019 since the fair value of the collateral balance less the cost to sell was in excess of the outstanding principal and interest balances. No allowance and provision for credit losses was recorded for loans carried at fair value as of and for the three and six months ended June 30, 2019 since valuation adjustments, if any, would be reflected in the fair value of these loans. We stopped accruing interest income for these loans when they became contractually 90 days delinquent.

Commercial Real Estate Investments

Securitized Commercial Loans

In November 2015, we acquired a $14.0 million variable interest in CMSC Trust, which is a VIE that we were required to consolidate. Please refer to Note 6 - "Commercial Real Estate Investments" for details. The CMSC Trust holds a $24.3 million mezzanine loan collateralized by interests in commercial real estate.  The mezzanine loan serves as collateral for the $24.3 million of securitized debt issued. Refer to Note 7 - "Financings" for details on the associated securitized debt.

In March 2018, we acquired a $67.8 million variable interest in RETL 2018 Trust, which is a VIE that we were required to consolidate. Please refer to Note 6 - "Commercial Real Estate Investments" for details. The RETL 2018 Trust held a commercial loan collateralized by first mortgages, deeds of trusts and interests in commercial real estate located throughout the United States and Puerto Rico.  The commercial loan served as collateral for the securitized debt issued by RETL 2018 Trust. Refer to Note 7 - "Financings" for details on the associated securitized debt. In March 2019, RETL, the securitized debt was refinanced and the outstanding principal balance of the securitized debt issued by RETL 2018 Trust was paid in full and the trust was liquidated.

RETL 2018 was refinanced with a new securitization RETL 2019-RVP ("RETL 2019 Trust") in March 2019. We acquired a $65.3 million variable interest in the trust certificates issued by RETL 2019 Trust, including $45.3 million which represents the 5% eligible risk retention certificate. Please refer to Note 6 - "Commercial Real Estate Investments" for details. The RETL 2019 Trust holds a commercial loan collateralized by first mortgages, deeds of trusts and interests in commercial real estate located throughout the United States and Puerto Rico. The outstanding principal balance on this commercial loan is $774.9 million as of June 30, 2019. The commercial loan served as collateral for the $774.9 million securitized debt issued by RETL 2019 Trust. Refer to Note 7 - "Financings" for details on the associated securitized debt.

Commercial Loans

In February 2019, our wholly owned subsidiary, CRE LLC acquired a $76.0 million commercial first mortgage loan ("CRE 3") secured by health care and rehabilitation centers. CRE 3 has a maturity date of January 9, 2021 with a one-year extension option and bears an interest rate of one month LIBOR plus 7.0%. In May 2019, CRE 3 was paid in full.

In June 2019, CRE LLC acquired a $50.0 million commercial first mortgage loan ("CRE 4") secured by nursing facilities. CRE 4 has a maturity date of January 11, 2022 with two one-year extension options and bears an interest rate of one month LIBOR plus 4.75%.

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

Geographic Concentration

The mortgages underlying our Non-Agency RMBS and Non-Agency CMBS are located in various states across the United States and other countries. The following table presents the five largest concentrations by location for the mortgages collateralizing our Non-Agency RMBS and Non-Agency CMBS as of June 30, 2019, based on fair value (dollars in thousands):

	Non-Agency RMBS			Non-Agency CMBS
	Concentration	Fair Value		Concentration	Fair Value
California	27.3%	$12,878	California	15.8%	$33,401
Florida	9.4%	4,418	Nevada	10.8%	22,855
New York	6.8%	3,190	North Carolina	10.7%	22,647
Georgia	5.0%	2,356	Bahamas	7.1%	15,038
Maryland	4.4%	2,059	Florida	6.7%	14,094

The following table presents the various states across the United States in which the collateral securing our Residential Whole Loans and Residential Bridge Loans at June 30, 2019, based on principal balance, is located (dollars in thousands):

	Residential Whole Loans			Residential Bridge Loans
	State Concentration	Principal Balance		State Concentration	Principal Balance
California	70.5%	$823,888	California	52.0%	$50,152
New York	14.5%	169,920	Washington	9.6%	9,219
Georgia	2.4%	27,584	New York	8.5%	8,188
Florida	2.3%	27,074	Florida	6.3%	6,095
New Jersey	1.8%	20,977	New Jersey	5.2%	5,008
Other	8.5%	99,693	Other	18.4%	17,823
Total	100.0%	$1,169,136	Total	100.0%	$96,485

Financing Activity

Repurchase Agreements

At June 30, 2019, we had 33 master repurchase agreements with our counterparties and had outstanding borrowings under 18 of such agreements. The following table summarizes our 2019 financing activity under our repurchase agreements for the six months ended June 30, 2019 (dollars in thousands):

	Balance at			Balance at
Collateral	December 31, 2018	Proceeds	Repayments	June 30, 2019
Agency RMBS	$14,650	$833,582	$(274,461)	$573,771
Agency CMBS	1,392,649	3,897,972	(3,616,719)	1,673,902
Non-Agency RMBS	30,922	121,226	(140,660)	11,488
Non-Agency CMBS	134,814	273,480	(261,665)	146,629
Residential Whole Loans(1)	863,356	3,470,904	(4,095,714)	238,546
Residential Bridge Loans(1)	204,754	806,105	(921,618)	89,241
Commercial loans(1)	131,788	1,165,574	(1,102,541)	194,821
Securitized commercial loan(1)	7,543	111,035	(98,870)	19,708
Other securities	38,361	141,821	(127,068)	53,114
Borrowings under repurchase agreements	$2,818,837	$10,821,699	$(10,639,316)	$3,001,220

(1)	The borrowings and collateral pledged attributed to loans owned through trust certificates. The trust certificates are eliminated upon consolidation.

At June 30, 2019, we had outstanding repurchase agreement borrowings with the following counterparties:

(dollars in thousands) Repurchase Agreement Counterparties	Amount Outstanding	Percent of Total Amount Outstanding	Company Investments Held as Collateral	Counterparty Rating(1)
Citigroup Global Markets Inc.	$763,030	25.3%	$833,794	A+
Royal Bank of Canada	593,617	19.8%	625,634	AA-
JP Morgan Securities LLC	329,203	11.0%	352,678	A+
JPMorgan Chase Bank, National Association	273,096	9.1%	281,637	A-
Nomura Securities International, Inc.	229,914	7.7%	305,535	Unrated (3)
UBS Securities LLC	196,845	6.6%	207,170	A+
BNP Paribas Securities Corporation	140,635	4.7%	152,416	A+
The Bank of Nova Scotia	116,994	3.9%	121,217	A+
South Street Securities LLC	89,686	3.0%	95,248	NR
UBS AG, London Branch	73,359	2.4%	109,135	A+
Credit Suisse AG, Cayman Islands Branch (2)	68,762	2.3%	93,750	A+
Mizuho Securities USA Inc.	49,260	1.6%	56,569	A
SunTrust Robinson Humphrey, Inc.	43,623	1.5%	46,469	Unrated (4)
All other counterparties (5)	33,196	1.1%	51,878
Total	$3,001,220	100.0%	$3,333,130

(1)	The counterparty ratings presented above are the long-term issuer credit ratings as rated at June 30, 2019 by S&P.

(2)	Includes master repurchase agreements in which the buyer includes Alpine Securitization LTD., a Credit Suisse sponsored asset-backed commercial paper conduit.

(3)	Nomura Holdings, Inc., the parent company of Nomura Securities International, Inc., is rated A- by S&P at June 30, 2019.

(4)	SunTrust Banks Inc, the parent company of SunTrust Robinson Humphrey, Inc. is rated BBB+ *+ by S&P at June 30, 2019.

(5)
Represents amount outstanding with four counterparties, which each holds collateral valued less than 5% of our stockholders’ equity as security for our obligations under the applicable repurchase agreements as of June 30, 2019.

The following table presents our average repurchase agreement borrowings, excluding unamortized debt issuance costs, by type of collateral pledged for the three and six months ended June 30, 2019 (dollars in thousands):

Collateral	Three Months Ended June 30, 2019	Six months ended June 30, 2019
Agency RMBS	$212,630	$114,002
Agency CMBS	1,369,530	1,314,570
Non-Agency RMBS	27,268	29,159
Non-Agency CMBS	123,973	126,050
Residential Whole Loans	704,189	826,272
Commercial loans	180,968	165,664
Securitized commercial loans	23,999	16,090
Residential Bridge Loans	122,612	151,189
Other securities	45,341	41,486
Total	$2,810,510	$2,784,482
Maximum borrowings during the period(1)	$3,001,220	$3,001,220

(1)	Amount represents the maximum borrowings at month-end during each of the respective periods.

Securitized Debt

We acquired a variable interest in CMSC Trust and RETL 2019 Trust and were required to consolidate the CMBS VIEs. Refer to Note 7 - "Financings" for details. At June 30, 2019, the consolidated CMSC Trust's commercial mortgage pass-through certificate, which bears a fixed interest rate of 8.9% and matures on June 6, 2020, had an outstanding balance of $10.7 million and a fair value of $10.7 million.

The following table summarizes the consolidated RETL 2019 Trust's commercial mortgage pass-through certificates at June 30, 2019 which is classified in "Securitized debt" in the Consolidated Balance Sheets (dollars in thousands):

Classes	Principal Balance	Coupon	Fair Value	Contractual Maturity
Class A	$320,030	3.5%	$320,628	3/15/2021
Class B	101,200	3.9%	101,452	3/15/2021
Class C	285,300	4.5%	286,369	3/15/2021
Class X-CP(1)	N/A	1.3%	2,846	4/15/2020
Class X-EXT(1)	N/A	—%	31	3/15/2021
	$706,530		$711,326

(1) Class X-CP and Class X-EXT are interest-only classes with a notional balance of $308.4 million each.

In May 2019, we completed a residential mortgage-backed securitization comprised of a portion of its Residential Whole Loan portfolio. RMI 2015 Trust and RNR Trust collectively transferred $945.5 million of Non-QM Residential Whole Loans, to a wholly owned subsidiary of the Company, Arroyo Mortgage Trust 2019-2 ("Arroyo Trust") and Arroyo Trust issued $919.0 million of mortgage-backed notes and we retained the subordinate Non-Offered Securities. At June 30, 2019, Residential Whole Loans, with an outstanding principal balance of approximately $917.6 million, serve as collateral for the Arroyo Trust's securitized debt.
The following table summarizes the consolidated Arroyo Trust's issued mortgage-backed notes at June 30, 2019 which is classified in "Securitized debt" in the Consolidated Balance Sheets (dollars in thousands):

Classes	Principal Balance	Coupon	Carrying Value	Contractual Maturity
Issued Mortgage-Backed Notes
Class A-1	$769,825	3.3%	$769,823	4/25/2049
Class A-2	41,248	3.5%	41,248	4/25/2049
Class A-3	65,350	3.8%	65,348	4/25/2049
Class M-1	25,055	4.8%	25,055	4/25/2049
Subtotal	901,478		$901,474
Less: Unamortized deferred financing costs	N/A		5,686
Total	$901,478		$895,788

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
The following tables summarize the hedging activity during the six months ended June 30, 2019 (dollars in thousands):

	Notional Amount at		Settlements, Terminations or Expirations	Notional Amount at
Derivative Instrument	December 31, 2018	Acquisitions		June 30, 2019
Fixed pay interest rate swaps	$3,127,800	$1,389,600	$(745,000)	$3,772,400
Variable pay interest rate swaps	728,400	536,000	(290,000)	974,400
Interest rate swaptions	—	162,803	—	162,803
Options - long positions	—	45,000	—	45,000
Options - short positions	—	672,700	—	672,700
Futures contracts - long positions	—	20,400	(20,400)	—
Futures contracts - short positions	300,400	1,223,500	(1,523,900)	—
Credit default swaps	50,000	—	(50,000)	—
Total derivative instruments	$4,206,600	$4,050,003	$(2,629,300)	$5,627,303

	Fair Value at	Acquisitions	Settlements, Terminations or Expirations	Realized Gains / Losses	Mark-to-market	Fair Value at
Derivative Instrument	December 31, 2018					June 30, 2019
Fixed pay interest rate swaps	$(5,470)	$(7,305)	$198,398	$(190,948)	$8,034	$2,709
Variable pay interest rate swaps	2,054	1,521	(86,482)	93,919	(11,776)	(764)
Interest rate swaptions	—	332	—	—	(176)	156
Options - long positions	—	302	—	—	162	464
Options - short positions	—	(861)	—	—	308	(553)
Futures contracts - long positions	—	—	(41)	41	—	—
Futures contracts - short positions	(4,657)	—	10,381	(10,381)	4,657	—
Credit default swaps	549	—	367	(541)	(375)	—
Total derivative instruments	$(7,524)	$(6,011)	$122,623	$(107,910)	$834	$2,012

As of June 30, 2019, we had approximately $3.4 billion of fixed pay rate interest rate swaps, excluding $412.3 million of forward starting swaps (forward starting dates of 2.6 months), and $974.4 million of variable pay rate interest rate swap. The following tables provide additional information on our fixed pay interest rate swaps and variable pay interest rate swap (dollars in thousands):

	June 30, 2019
Fixed Pay Interest Rate Swap Remaining Term	Notional Amount	Average Fixed Pay Rate	Average Floating Receive Rate	Average Maturity (Years)	Forward Starting(1)
1 year or less	$200,000	1.8%	2.6%	0.9	—%
Greater than 1 year and less than 3 years	738,000	2.0%	2.6%	2.8	—%
Greater than 3 years and less than 5 years	828,700	2.6%	2.5%	4.6	—%
Greater than 5 years	2,005,700	2.4%	2.6%	9.2	20.6%
Total	$3,772,400	2.3%	2.5%	6.5	10.9%

	June 30, 2019
Variable Pay Interest Rate Swap Remaining Term	Notional Amount	Average Variable Pay Rate	Average Fixed Receive Rate	Average Maturity (Years)
Greater than 1 year and less than 3 years	$225,000	2.6%	2.4%	1.8
Greater than 3 years and less than 5 years	66,000	2.4%	2.2%	5.0
Greater than 5 years	683,400	2.6%	2.3%	8.6
Total	$974,400	2.6%	2.4%	6.8

Capital Markets Activity
The following is a summary of activity during 2019:
In May 2019, we completed a secondary public offering in which we sold 5,000,000 shares of our common stock at a price of $10.14 per share, for net proceeds of approximately $49.3 million after subtracting underwriting commissions and offering expenses of approximately $1.4 million. We used the net proceeds from the offering to opportunistically invest in our target assets in accordance with our investment guidelines.

Dividends

Our dividend remained stable at $0.31 for each of the 13 quarters ending on June 30, 2019. For the quarter ended June 30, 2019, we generated a dividend yield of approximately 12.4% based on the stock closing price of $9.98 at June 30, 2019.

Book Value

The following chart reflects our book value per common share basic and diluted over five consecutive quarters:

Our book value per common share basic and diluted, net of our quarterly dividends was $10.51 at June 30, 2019, a modest decrease of $0.19 or 1.8% when compared to our March 31, 2019 book value of $10.70. The decrease in book value was mainly a result of rate movements.

Results of Operations

Comparison of the three months ended June 30, 2019 to the three months ended June 30, 2018.

General

Our operating results mainly depend upon the difference between the yield on our investments, the cost of our borrowing, including our hedging activities, the composition and changes in market prices of our portfolio and our expenses. For the three months ended June 30, 2019, we generated net income of $10.6 million, or $0.21 per basic and diluted weighted common share, compared to net income of $1.5 million, or $0.03 per basic and diluted weighted common share, for the three months ended June 30, 2018. Our results of operations for the three months ended June 30, 2019, were positively impacted by tighter spreads on our Agency CMBS portfolio and our Agency RMBS investments. Our credit sensitive investments continue to perform well with a favorable environment in both residential and commercial real estate markets.

Net Interest Income

The following tables set forth certain information regarding our net interest income on our investment portfolio for the three months ended June 30, 2019 and June 30, 2018 (dollars in thousands):

Three Months Ended June 30, 2019	Average Amortized Cost of Assets	Total Interest Income	Yield on Average Assets

Investments
Agency RMBS	$239,104	$2,175	3.65%
Agency CMBS	1,410,093	11,834	3.37%
Non-Agency RMBS	48,051	674	5.63%
Non-Agency CMBS	184,379	4,490	9.77%
Residential Whole Loans	1,234,272	14,881	4.84%
Residential Bridge Loans	131,955	2,144	6.52%
Commercial loans	302,389	6,160	8.17%
Securitized commercial loans	890,502	10,148	4.57%
Other securities	63,453	1,312	8.29%
Total investments	$4,504,198	$53,818	4.79%

	Average Carrying Value	Total Interest Expense	Average Cost of Funds(1)
Borrowings
Repurchase agreements	$2,810,510	$23,925	3.41%
Convertible senior unsecured notes, net	110,609	2,270	8.23%
Securitized debt	1,380,415	11,763	3.42%
Total borrowings	$4,301,534	$37,958	3.54%

Net interest income and net interest margin(2)		$15,860	1.41%

Three Months Ended June 30, 2018	Average Amortized Cost of Assets	Total Interest Income	Yield on Average Assets

Investments
Agency RMBS	$537,544	$4,091	3.05%
Agency CMBS	2,155,858	15,855	2.95%
Non-Agency RMBS	112,521	1,776	6.33%
Non-Agency CMBS	339,034	7,678	9.08%
Residential Whole Loans	328,669	3,705	4.52%
Residential Bridge Loans	229,453	4,190	7.32%
Commercial Loans	41,092	818	7.98%
Securitized commercial loan	1,324,767	16,664	5.05%
Other securities	112,916	2,377	8.44%
Total investments	$5,181,854	$57,154	4.42%

	Average Carrying Value	Total Interest Expense	Average Cost of Funds(1)
Borrowings
Repurchase agreements	$3,425,977	$21,523	2.52%
Convertible senior unsecured notes, net	109,291	2,271	8.33%
Securitized debt	1,245,722	14,340	4.62%
Total borrowings	$4,780,990	$38,134	3.20%

Net interest income and net interest margin(2)		$19,020	1.47%

(1) Average cost of funds does not include the interest expense related to our derivatives. In accordance with GAAP, such costs are included in "Gain (loss) on derivative instruments, net" in the Consolidated Statements of Operations.
(2) Since we do not apply hedge accounting, our net interest margin in this table does not reflect the benefit /cost of our interest rate swaps. See Non-GAAP Financial Measure section for net investment income table that includes the benefit/cost from our interest rate swaps.

Interest Income

For the three months ended June 30, 2019 and June 30, 2018, we earned interest income on our investments of approximately $53.8 million and $57.2 million, respectively, a decrease of approximately $3.3 million .  Although the the portfolio's weighted average yield increased to 4.79% for the three months ended June 30, 2019 from 4.42%, for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018, we generated lower interest income as a result of an overall smaller average investment portfolio. Our credit sensitive investments contributed approximately $29.7 million or 55.2% to interest income for the period. Under the current market conditions we expect to continue to increase our investments in Residential Whole Loans, Commercial Loans and opportunistically invest in Agency CMBS and Agency RMBS. We utilized the proceeds from the May 2019 secondary equity offering to acquire Agency RMBS, Agency CMBS, Non-Agency CMBS and a commercial loan.
Interest Expense
Interest expense decreased from $38.1 million for the three months ended June 30, 2018 to $38.0 million for the three months ended June 30, 2019. The decrease was a result of a reduction in leverage. Although overall leverage declined our weighted average cost funded increased. The increase in our average cost of funds reflect: (i) higher interest rates on our repurchase agreements in 2019 coupled with higher costs associated with financing our credit-sensitive investments, which generally have higher interest rates. Our average cost of funds on our repurchase agreements increased from 2.52% for the three months ended June 30, 2018 to 3.41% for the three months ended June 30, 2019. We utilize interest rate swaps to mitigate our interest rate exposure. As of June 30, 2019, we have effectively hedged approximately 79.5% of our repurchase agreement debt by entering into interest rate swaps with a weighted average fixed rate of 2.4% for a weighted average term of 5.3 years (excludes forward starting swaps). However, since we do not apply hedge accounting the reduction in interest expense is reflected in "Gain (loss) on derivatives, net.

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

The following table presents the realized gains (losses) of our investments for each of the three months ended June 30, 2019 and June 30, 2018 (dollars in thousands):

	For the three months ended June 30, 2019				For the three months ended June 30, 2018
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Agency RMBS	$—	$—	$—	$—	$208,331	$—	$(4,531)	$(4,531)
Agency CMBS	—	—	—	—	126,867	—	(5,016)	(5,016)
Non-Agency RMBS	—	—	—	—	47,758	2,220	—	2,220
Non-Agency CMBS	6,165	183	(25)	158	385	—	(38)	(38)
Other securities	—	—	—	—	21,757	1,757	—	1,757
Residential Bridge Loans(1)	—	35	(201)	(166)	—	—	—	—
Total	$6,165	$218	$(226)	$(8)	$405,098	$3,977	$(9,585)	$(5,608)

(1)	Realized gains/losses recognized on the final settlement of the loans.

Other than temporary impairment

We evaluate securities for OTTI on at least a quarterly basis. The determination of whether a security is other-than-temporarily impaired involves judgments, estimates and assumptions based on subjective and objective factors. As a result, the timing and amount of an OTTI constitutes an accounting estimate that may change materially over time.

The following table presents the other-than-temporary impairments we recorded on our securities portfolio (dollars in thousands):

	Three months ended June 30, 2019	Three months ended June 30, 2018
Agency RMBS	$—	$201
Non-Agency RMBS	936	19
Non-Agency CMBS	1,952	2,754
Other securities	407	—
Total	$3,295	$2,974

Unrealized gain (loss), net

Our investments, and securitized debt, for which we have elected the fair value option are recorded at fair value with the periodic changes in fair value being recorded in earnings.  The change in unrealized gain (loss) is directly attributable to changes in market pricing on the underlying investments and securitized debt during the period. In the second quarter of 2019, the tighter spreads on our investments at the end of the quarter coupled with a $1.0 billion of acquisitions of Agency CMBS and Agency RMBS investments resulted in the majority of the increase in unrealized gain for the period.

The following table presents the net unrealized gains (losses) we recorded on our investments and securitized debt (dollars in thousands):

	Three months ended June 30, 2019	Three months ended June 30, 2018
Agency RMBS	$5,796	$(457)
Agency CMBS	55,264	(33,168)
Non-Agency RMBS	716	(1,205)
Non-Agency CMBS	2,990	4,924
Residential Whole Loans	9,232	(452)
Residential Bridge Loans	286	(76)
Commercial loans	(59)	374
Securitized commercial loans	572	5,621
Other securities	416	(1,624)
Securitized debt	(656)	(5,798)
Other liabilities	57	168
Total	$74,614	$(31,693)

Gain (loss) on derivatives, net

In order to mitigate interest rate risk resulting from our repurchase agreement borrowings, we enter into a variety of derivative and non-derivative instruments. Our primary objective for acquiring these derivatives and non-derivative instruments is to mitigate our exposure to future events that are outside our control.

The following table presents the components of gain (loss) on derivatives for the three months ended June 30, 2019 and June 30, 2018 (dollars in thousands):

	Realized Gain (Loss), net
Description	Other Settlements / Expirations	Variation Margin Settlement	Return (Recovery) of Basis	Mark-to-Market	Contractual interest income (expense), net(1)	Total
Three months ended June 30, 2019
Interest rate swaps	$(588)	$(58,600)	$1,676	$(10,832)	$2,174	$(66,170)
Interest rate swaptions	—	—	—	(176)	—	(176)
Agency and Non-Agency Interest-Only Strips— accounted for as derivatives	—	—	(655)	19	819	183
Options	—	—	—	470	—	470
Futures contracts	(5,837)	—	—	—	—	(5,837)
Total	$(6,425)	$(58,600)	$1,021	$(10,519)	$2,993	$(71,530)

Three months ended June 30, 2018
Interest rate swaps	$24	$21,634	$211	$2,177	$833	$24,879
Agency and Non-Agency Interest-Only Strips— accounted for as derivatives	—	—	(783)	(96)	1,011	132
Options	(100)	—	—	88	—	(12)
Futures contracts	614	—	—	2,567	—	3,181
Credit default swaps	(23)	—	—	66	—	43
TBAs	801	—	—	(534)	—	267
Total	$1,316	$21,634	$(572)	$4,268	$1,844	$28,490

(1)	Contractual interest income (expense), net on derivative instruments includes interest settlement paid or received.

Other, net

For the three months ended June 30, 2019 and June 30, 2018, "Other, net" was income of $532 thousand and an expense of $145 thousand, respectively. The balance is mainly comprised of income on cash balances, miscellaneous net interest income (expense) on cash collateral for our repurchase agreements and derivatives and miscellaneous fees collected on residential mortgage loans.

Expenses

Management Fee Expense

We incurred management fee expense of approximately $1.8 million and $2.3 million for the three months ended June 30, 2019 and June 30, 2018, respectively.  Pursuant to the terms of the Management Agreement, our Manager is paid a management fee equal to 1.5% per annum of our stockholders’ equity (as defined in the Management Agreement), calculated and payable (in cash) quarterly in arrears. The decrease was mainly attributable to the realized losses on our interest rate swaps and investments which decreased our stockholders' equity utilized to calculate our management fee.

The management fees, expense reimbursements and the relationship between our Manager and us are discussed further in Note 10, “Related Party Transactions” to the financial statements contained in this Quarterly Report on Form 10-Q.

Other Operating Expenses

We incurred other operating expenses of approximately $1.3 million and $1.6 million for the three months ended June 30, 2019 and June 30, 2018, respectively. Other operating cost is comprised of derivative transaction costs, custody, and asset management/loan servicing fees. The decrease was primarily a result of a smaller bridge loan portfolio, which were acquired servicing released, thereby decreasing the associated third party asset management/loan servicing fees by approximately $686 thousand. The decrease was partially offset by acquisition costs and third party asset management/loan servicing fees related to our Residential Whole-Loans and Commercial Loans, which were acquired servicing released.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2019 was $2.0 million, an increase of $209 thousand from $1.8 million for the three months ended June 30, 2018. The increase was attributable to accrued state and local nexus taxes.

Comparison of the six months ended June 30, 2019 to the six months ended June 30, 2018.

General

Our operating results mainly depend upon the difference between the yield on our investments, the cost of our borrowing, including our hedging activities, the composition and changes in market prices of our portfolio and our expenses. For the six months ended June 30, 2019, we generated net income of $38.5 million, or $0.78 per basic and diluted weighted common share, compared to net income of $23.2 million, or $0.55 per basic and diluted weighted common share, for the six months ended June 30, 2018. The increase in net income was attributable to the following: i) spread tightening resulting in an increase in value of across our portfolio, ii) generally higher yielding investments, and iii) a decrease in our management fees resulting from realized losses on our derivatives. The increase in net income was offset by the following: i) higher interest rates on our repurchase agreements in 2019, ii) higher costs associated with financing our credit-sensitive investments, which generally have higher interest rates, iii) losses on our derivative instruments, and iv) an increase in investment related expenses as a result of a larger portfolio of Residential Whole-Loans and Commercial Loans. The key components of these changes are discussed in greater detail below.

Net Interest Income

The following tables set forth certain information regarding our net interest income on our investment portfolio for the six months ended June 30, 2019 and June 30, 2018 (dollars in thousands):

Six months ended June 30, 2019	Average Amortized Cost of Assets	Total Interest Income	Yield on Average Assets

Investments
Agency RMBS	$126,247	$2,391	3.82%
Agency CMBS	1,375,870	22,767	3.34%
Non-Agency RMBS	48,786	1,404	5.80%
Non-Agency CMBS	186,093	8,525	9.24%
Residential Whole Loans	1,177,591	28,866	4.94%
Residential Bridge Loans	166,001	5,800	7.05%
Commercial loans	291,442	11,780	8.15%
Securitized commercial loans	911,021	21,708	4.81%
Other securities	60,157	2,610	8.75%
Total investments	$4,343,208	$105,851	4.91%

	Average Carrying Value	Total Interest Expense	Average Cost of Funds(1)
Borrowings
Repurchase agreements	$2,784,482	$48,898	3.54%
Convertible senior unsecured notes, net	110,444	4,540	8.29%
Securitized debt	1,130,148	20,920	3.73%
Total borrowings	$4,025,074	$74,358	3.73%

Net interest income and net interest margin(2)		$31,493	1.46%

Six months ended June 30, 2018	Average Amortized Cost of Assets	Total Interest Income	Yield on Average Assets

Investments
Agency RMBS	$603,982	$9,946	3.32%
Agency CMBS	2,165,493	31,973	2.98%
Non-Agency RMBS	102,967	3,328	6.52%
Non-Agency CMBS	320,561	14,387	9.05%
Residential Whole Loans	301,786	6,745	4.51%
Residential Bridge Loans	175,263	6,541	7.53%
Commercial loans	26,435	1,044	7.96%
Securitized commercial loan	715,742	18,146	5.11%
Other securities	113,116	4,771	8.51%
Total investments	$4,525,345	$96,881	4.32%

	Average Carrying Value	Total Interest Expense	Average Cost of Funds(1)
Borrowings
Repurchase agreements	$3,380,843	$38,912	2.32%
Convertible senior unsecured notes, net	109,127	4,519	8.35%
Securitized debt	842,516	15,400	3.69%
Total borrowings	$4,332,486	$58,831	2.74%

Net interest income and net interest margin(2)		$38,050	1.70%

(1) Average cost of funds does not include the interest expense related to our derivatives. In accordance with GAAP, such costs are included in "Gain (loss) on derivative instruments, net" in the Consolidated Statements of Operations.
(2) Since we do not apply hedge accounting, our net interest margin in this table does not reflect the benefit /cost of our interest rate swaps. See Non-GAAP Financial Measure section for net investment income table that includes the benefit/cost from our interest rate swaps.

Interest Income

For the six months ended June 30, 2019 and June 30, 2018, we earned interest income on our investments of approximately $105.9 million and $96.9 million, respectively.  The increase in interest income for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 was primarily the result of an overall larger and higher yielding investment portfolio. The repositioning of our portfolio from Agency securities to a more credit sensitive portfolio increased the weighted average yield on our investments to 4.91% for the three months ended June 30, 2019 from 4.32%, for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. Interest income on our credit sensitive investments increased by approximately $25.7 million, due to a larger investment portfolio. This increase was partially offset by reduction in interest income of $16.8 million on Agency RMBS and Agency CMBS due to a smaller average Agency portfolio. Our credit sensitive investments generated $80.7 million or 76.2% of our interest income. Under the current market conditions we expect to continue to increase our investments in Residential Whole Loans, Commercial Loans and opportunistically invest in Agency CMBS and Agency RMBS. We utilized the proceeds from the May 2019 secondary equity offering to acquire Agency RMBS, Agency CMBS, Non-Agency CMBS and a commercial loan.
Interest Expense
Interest expense increased from $58.8 million for the six months ended June 30, 2018 to $74.4 million for the six months ended June 30, 2019. The increase in our borrowing costs reflects generally higher interest rates on our repurchase agreements in 2019 coupled with higher costs associated with financing our credit-sensitive investments, which generally have higher interest rates (our average cost of funds on our repurchase agreements increased from 2.32% for the six months ended June 30, 2018 to 3.54% for the six months ended June 30, 2019). As of June 30, 2019, we have effectively hedged approximately 79.5% of our repurchase agreement debt by entering into interest rate swaps with a weighted average fixed rate of 2.4% for a weighted average term of 5.3 years (excludes forward starting swaps). However, since we do not apply hedge accounting the reduction in interest expense is reflected in "Gain (loss) on derivatives, net. In addition, in May of 2019, we issued $919.0 million of mortgage-backed notes in a securitization of $945.5 million of our Residential Whole Loans investments. These notes have a weighted average fixed interest rate of 3.425% per annum. All of the Notes are anticipated to have a final payment date in April 2049. We view the notes as a cheaper source of longer-term financing for our Residential Whole Loan portfolio.
Other income (loss), net

Realized gain (loss) on investments

Realized gain (loss) on investments represents the net gain (loss) on sales from our investment portfolio. Our Manager regularly reviews the characteristics of our portfolio and may make changes to our portfolio in order to adjust such portfolio characteristics in response to and/or anticipation of changing market conditions in an effort to achieve the appropriate risk reward ratio.  Accordingly, we expect to continue to redeploy our capital into credit sensitive investments and opportunistically into Agency CMBS and Agency RMBS.

The following table presents the sales and realized gains (losses) of our investments for each of the six months ended June 30, 2019 and six months ended June 30, 2018 (dollars in thousands):

	For the six months ended June 30, 2019				For the six months ended June 30, 2018
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Agency RMBS (1)	$—	$—	$—	$—	$209,581	$18	$(4,531)	$(4,513)
Agency CMBS	206,710	—	(4,189)	(4,189)	126,867	—	(5,016)	(5,016)
Non-Agency RMBS (1)	—	—	—	—	51,958	3,114	—	3,114
Non-Agency CMBS	15,165	183	(854)	(671)	6,706	61	(436)	(375)
Other securities	—	—	—	—	21,757	1,757	—	1,757
Residential Bridge Loans(2)	—	35	(288)	(253)	—	—	—	—
Total	$221,875	$218	$(5,331)	$(5,113)	$416,869	$4,950	$(9,983)	$(5,033)

(1)	Excludes Interest-Only Strips, accounted for as derivatives.

(2)	Realized losses recognized on the final settlement of the loans.

Other than temporary impairment

We evaluate securities for OTTI on at least a quarterly basis. The determination of whether a security is other-than-temporarily impaired involves judgments, estimates and assumptions based on subjective and objective factors. As a result, the timing and amount of an OTTI constitutes an accounting estimate that may change materially over time.

The following table presents the other-than-temporary impairments we recorded on our securities portfolio (dollars in thousands):

	Six months ended June 30, 2019	Six months ended June 30, 2018
Agency RMBS(1)	$25	$343
Non-Agency RMBS	1,177	110
Non-Agency CMBS	2,918	5,437
Other securities	407	—
Total	$4,527	$5,890

(1)
Normally, unrealized losses on Agency securities (excluding Agency IOs) with explicit guarantee of principal and interest by the governmental sponsored entity are not credit losses but rather due to changes in interest rates and prepayment expectations. These securities would not be considered other than temporarily impaired provided we did not intend to sell the security.

Unrealized gain (loss), net

Our investments, and securitized debt, for which we have elected the fair value option are recorded at fair value with the periodic changes in fair value being recorded in earnings.  The change in unrealized gain (loss) is directly attributable to changes in market pricing on the underlying investments and securitized debt during the period. We experienced overall tighter spreads, which resulted in a significant increase in the value of our Agency MBS portfolio, which accounts for the majority of the increase in unrealized loss for the period.

The following table presents the net unrealized gains (losses) we recorded on our investments and securitized debt (dollars in thousands):

	Six months ended June 30, 2019	Six months ended June 30, 2018
Agency RMBS	$6,151	$(16,654)
Agency CMBS	104,067	(87,470)
Non-Agency RMBS	(477)	(1,684)
Non-Agency CMBS	(436)	6,897
Residential Whole Loans	15,119	(1,241)
Residential Bridge Loans	(386)	(229)
Commercial loans	164	416
Securitized commercial loans	1,921	10,870
Other securities	1,098	(269)
Securitized debt	(2,051)	(10,728)
Other liabilities	225	(562)
Total	$125,395	$(100,654)

Gain (loss) on derivatives, net

In order to mitigate interest rate risk resulting from our repurchase agreement borrowings, we enter into a variety of derivative and non-derivative instruments. Our primary objective for acquiring these derivatives and non-derivative instruments is to mitigate our exposure to future events that are outside our control.

The following table presents the components of gain (loss) on derivatives for the six months ended June 30, 2019 and June 30, 2018 (dollars in thousands):

	Realized Gain (Loss), net
Description	Other Settlements / Expirations	Variation Margin Settlement	Return (Recovery) of Basis	Mark-to-Market	Contractual interest income (expense), net(1)	Total
Six months ended June 30, 2019
Interest rate swaps	$(591)	$(96,438)	$3,204	$(3,742)	$4,929	$(92,638)
Interest rate swaptions	—	—	—	(176)	—	(176)
Agency and Non-Agency Interest-Only Strips— accounted for as derivatives	—	—	(1,250)	(40)	1,603	313
Options	—	—	—	470	—	470
Futures contracts	(10,340)	—	—	4,657	—	(5,683)
Credit default swaps	(589)	—	—	(375)	—	(964)
Total	$(11,520)	$(96,438)	$1,954	$794	$6,532	$(98,678)

Six months ended June 30, 2018
Interest rate swaps	$19	$97,864	$292	$2,245	$(304)	$100,116
Agency and Non-Agency Interest-Only Strips— accounted for as derivatives	—	—	(1,974)	(30)	2,433	429
Options	(518)	—	—	300	—	(218)
Futures contracts	4,592	—	—	3,069	—	7,661
Credit default swaps	(42)	—	—	51	—	9
TBAs	134	—	—	(59)	—	75
Total	$4,185	$97,864	$(1,682)	$5,576	$2,129	$108,072

(1)	Contractual interest income (expense), net on derivative instruments includes interest settlement paid or received.

Other, net

For the six months ended June 30, 2019 and June 30, 2018, "Other, net" was an income of $768 thousand and an expense of $98 thousand, respectively. The balance is mainly comprised of miscellaneous net interest income (expense) on cash collateral for our repurchase agreements and derivatives and miscellaneous fees collected on residential mortgage loans.

Expenses

Management Fee Expense

We incurred management fee expense of approximately $3.6 million and $4.4 million for the six months ended June 30, 2019 and June 30, 2018, respectively.  Pursuant to the terms of the Management Agreement, our Manager is paid a management fee equal to 1.5% per annum of our stockholders’ equity (as defined in the Management Agreement), calculated and payable (in cash) quarterly in arrears. Although in May 2019, we completed a secondary public offering for net proceeds of approximately $49.3 million after subtracting underwriting commissions, the increase was offset by the realized losses on our interest rate swaps which resulted in a decrease in stockholders' equity that was utilized to calculate our management fee.

The management fees, expense reimbursements and the relationship between our Manager and us are discussed further in Note 10, “Related Party Transactions” to the financial statements contained in this Quarterly Report on Form 10-Q.

Other Operating Expenses

We incurred other operating expenses of approximately $2.9 million and $2.5 million for the six months ended June 30, 2019 and June 30, 2018, respectively. Other operating cost is comprised of derivative transaction costs, custody, and asset management/loan servicing fees. The increase was primarily a result of acquisition costs and third party asset management/loan servicing fees related to our Residential Whole-Loans and Commercial Loans, which were acquired servicing released.

General and Administrative Expenses

General and administrative expenses were flat period over period for the six months ended June 30, 2019 compared to the six months ended June 30, 2018.

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

The table below reconciles Net Income (Loss) to Core Earnings for the three and six months ended June 30, 2019 and June 30, 2018:

(dollars in thousands)	Three months ended June 30, 2019	Three months ended June 30, 2018	Six months ended June 30, 2019	Six months ended June 30, 2018
Net Income	$10,614	$1,453	$38,490	$23,182
Income tax provision	478	36	490	349
Net Income before income taxes	11,092	1,489	38,980	23,531

Adjustments:
Investments:
Unrealized (gain) loss on investments, securitized debt and other liabilities	(74,614)	31,693	(125,395)	100,654
Other than temporary impairment	3,295	2,974	4,527	5,890
Realized (gain) loss on sale of investments	8	5,608	5,113	5,033
One-time transaction costs	130	163	399	204

Derivative Instruments:
Net realized (gain) loss on derivatives	65,025	(22,973)	107,910	(102,091)
Net unrealized (gain) loss on derivatives	10,519	(4,268)	(794)	(5,576)

Amortization of discount on convertible senior unsecured notes	138	138	275	275
Non-cash stock-based compensation expense	165	50	235	125
Total adjustments	4,666	13,385	(7,730)	4,514
Core Earnings	$15,758	$14,874	$31,250	$28,045

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

(dollars in thousands)	Three months ended June 30, 2019	Three months ended June 30, 2018	Six months ended June 30, 2019	Six months ended June 30, 2018
Adjusted net interest income	$19,874	$20,292	$39,979	$38,497
Total expenses	(5,081)	(5,601)	(10,358)	(10,916)
Non-cash stock-based compensation	165	50	235	125
One-time transaction costs	130	163	399	204
Amortization of discount on convertible unsecured senior notes	138	138	275	275
Interest income on cash balances and other income (loss), net	532	(168)	720	(140)
Core Earnings	$15,758	$14,874	$31,250	$28,045

Net Interest Income and Net Interest Margin

The following tables set forth certain information regarding our net investment income for the three and six months ended June 30, 2019 and June 30, 2018 (dollars in thousands):

Three Months Ended June 30, 2019	Average Amortized Cost of Assets(1)	Total Interest Income(2)	Yield on Average Assets

Investments
Agency RMBS	$245,206	$2,314	3.79%
Agency CMBS	1,414,206	11,859	3.36%
Non-Agency RMBS	48,051	674	5.63%
Non-Agency CMBS	184,379	4,490	9.77%
Residential Whole Loans	1,234,272	14,881	4.84%
Residential Bridge Loans	131,955	2,144	6.52%
Commercial loans	302,389	6,160	8.17%
Securitized commercial loans	890,502	10,148	4.57%
Other securities	63,453	1,312	8.29%
Total investments	4,514,413	53,982	4.80%
Adjustments:
Securitized commercial loans from consolidated VIEs	(890,502)	(10,148)	4.57%
Investments in consolidated VIEs eliminated in consolidation	80,206	1,806	9.03%
Adjusted total investments	$3,704,117	$45,640	4.94%

	Average Carrying Value	Total Interest Expense(3)	Average Effective Cost of Funds
Borrowings
Repurchase agreements	$2,810,510	$23,925	3.41%
Convertible senior unsecured notes, net	110,609	2,270	8.23%
Securitized debt	1,380,415	11,763	3.42%
Interest rate swaps	n/a	(3,850)	(0.36)%
Total borrowings	4,301,534	34,108	3.18%
Adjustments:
Securitized debt from consolidated VIEs(4)	(773,592)	(8,215)	4.26%
Adjusted total borrowings	$3,527,942	$25,893	2.94%

Adjusted net interest income and net interest margin		$19,747	2.14%

Three Months Ended June 30, 2018	Average Amortized Cost of Assets(1)	Total Interest Income(2)	Yield on Average Assets

Investments
Agency RMBS	$545,745	$4,266	3.14%
Agency CMBS	2,161,268	15,908	2.95%
Non-Agency RMBS	112,521	1,776	6.33%
Non-Agency CMBS	339,034	7,678	9.08%
Residential Whole Loans	328,669	3,705	4.52%
Residential Bridge Loans	229,453	4,190	7.32%
Commercial loans	41,092	818	7.98%
Securitized commercial loans	1,324,767	16,664	5.05%
Other securities	112,916	2,377	8.44%
Total investments	5,195,465	57,382	4.43%
Adjustments:
Securitized commercial loans from consolidated VIEs	(1,324,767)	(16,664)	5.05%
Investments in consolidated VIEs eliminated in consolidation	79,584	2,210	11.14%
Adjusted total investments	$3,950,282	$42,928	4.36%

	Average Carrying Value	Total Interest Expense(3)	Average Effective Cost of Funds
Borrowings
Repurchase agreements	$3,425,977	$21,523	2.52%
Convertible senior unsecured notes, net	109,291	2,271	8.33%
Securitized debt	1,245,722	14,340	4.62%
Interest rate swaps	n/a	(1,044)	(0.09)%
Total borrowings	4,780,990	37,090	3.11%
Adjustments:
Securitized debt from consolidated VIEs	(1,245,722)	(14,340)	4.62%
Adjusted total borrowings	$3,535,268	$22,750	2.58%

Adjusted net interest income and net interest margin		$20,178	2.05%

Six Months Ended June 30, 2019	Average Amortized Cost of Assets(1)	Total Interest Income(2)	Yield on Average Assets

Investments
Agency RMBS	$132,785	$2,688	4.08%
Agency CMBS	1,380,176	22,823	3.33%
Non-Agency RMBS	48,786	1,404	5.80%
Non-Agency CMBS	186,093	8,525	9.24%
Residential Whole-Loans	1,177,591	28,866	4.94%
Residential Bridge Loans	166,001	5,800	7.05%
Commercial loans	291,442	11,780	8.15%
Securitized commercial loans	911,021	21,708	4.81%
Other securities	60,157	2,610	8.75%
Total investments	4,354,052	106,204	4.92%
Adjustments:
Securitized commercial loans from consolidated VIEs	(911,021)	(21,708)	4.81%
Investments in consolidated VIEs eliminated in consolidation	68,709	3,396	9.97%
Adjusted total investments	$3,511,740	$87,892	5.05%

	Average Carrying Value	Total Interest Expense(3)	Average Effective Cost of Funds
Borrowings
Repurchase agreements	$2,784,482	$48,898	3.54%
Convertible senior unsecured notes, net	110,444	4,540	8.29%
Securitized debt	1,130,148	20,920	3.73%
Interest rate swaps	n/a	(8,133)	(0.41)%
Total borrowings	4,025,074	66,225	3.32%
Adjustments:
Securitized debt from consolidated VIEs(4)	(826,737)	(17,372)	4.24%
Adjusted total borrowings	$3,198,337	$48,853	3.08%

Adjusted net interest income and net interest margin		$39,039	2.24%

Six Months Ended June 30, 2018	Average Amortized Cost of Assets(1)	Total Interest Income(2)	Yield on Average Assets

Investments
Agency RMBS	$612,853	$10,290	3.39%
Agency CMBS	2,171,439	32,088	2.98%
Non-Agency RMBS	102,967	3,328	6.52%
Non-Agency CMBS	320,561	14,387	9.05%
Residential Whole-Loans	301,786	6,745	4.51%
Residential Bridge Loans	175,263	6,541	7.53%
Commercial loans	26,435	1,044	7.96%
Securitized commercial loans	715,742	18,146	5.11%
Other securities	113,116	4,771	8.51%
Total investments	4,540,162	97,340	2.87%
Adjustments:
Securitized commercial loans from consolidated VIEs	(715,742)	(18,146)	5.11%
Investments in consolidated VIEs eliminated in consolidation	48,787	2,626	10.85%
Adjusted total investments	$3,873,207	$81,820	4.26%

	Average Carrying Value	Total Interest Expense(3)	Average Effective Cost of Funds
Borrowings
Repurchase agreements	$3,380,843	$38,912	2.32%
Convertible senior unsecured notes, net	109,127	4,519	8.35%
Securitized debt	842,516	15,400	3.69%
Interest rate swaps	n/a	12	—%
Total borrowings	4,332,486	58,843	2.74%
Adjustments:
Securitized debt from consolidated VIEs	(842,516)	(15,400)	3.69%
Adjusted total borrowings	$3,489,970	$43,443	2.51%

Adjusted net interest income and net interest margin		$38,377	2.00%

(1)	Includes Agency and Non-Agency Interest-Only Strips accounted for as derivatives.

(2)	Refer to below table for components of interest income.

(3)	Includes the net amount paid, including accrued amounts and premium amortization for MAC interest rate swaps during the periods included in gain/loss on derivative instruments for GAAP.

(4)	Includes only the third-party sponsored securitized debt from RETL Trust and CMSC Trust.

The following table reconciles total interest income to adjusted interest income, which includes interest income on Agency and Non-Agency Interest-Only Strips classified as derivatives (Non-GAAP financial measure) for the three and six months ended June 30, 2019 and June 30, 2018:

(dollars in thousands)	Three months ended June 30, 2019	Three months ended June 30, 2018	Six months ended June 30, 2019	Six months ended June 30, 2018
Coupon interest income:
Agency RMBS	$2,795	$5,796	$3,666	$12,920
Agency CMBS	12,567	15,943	23,556	31,941
Non-Agency RMBS	1,385	2,057	2,592	3,477
Non-Agency CMBS	3,168	5,170	6,279	9,983
Residential Whole Loans	15,745	3,990	29,927	7,250
Residential Bridge Loans	2,360	4,799	6,468	7,284
Commercial loans	5,812	781	11,224	1,000
Securitized commercial loans	10,890	17,327	22,892	18,809
Other Securities	3,070	4,180	5,959	7,936
Subtotal coupon interest	57,792	60,043	112,563	100,600
Premium accretion, discount amortization and amortization of basis, net:
Agency RMBS	(620)	(1,705)	(1,275)	(2,974)
Agency CMBS	(733)	(88)	(789)	32
Non-Agency RMBS	(711)	(281)	(1,188)	(149)
Non-Agency CMBS	1,322	2,508	2,246	4,404
Residential Whole Loans	(864)	(285)	(1,061)	(505)
Residential Bridge Loans	(216)	(609)	(668)	(743)
Commercial loans	348	37	556	44
Securitized commercial loans	(742)	(663)	(1,184)	(663)
Other Securities	(1,758)	(1,803)	(3,349)	(3,165)
Subtotal accretion and amortization	(3,974)	(2,889)	(6,712)	(3,719)
Interest income	$53,818	$57,154	$105,851	$96,881
Contractual interest income, net of amortization of basis on Agency and Non-Agency Interest-Only Strips, classified as derivatives(1):
Coupon interest income	$819	$1,011	$1,603	$2,433
Amortization of basis	(655)	(783)	(1,250)	(1,974)
Subtotal	164	228	353	459
Total adjusted interest income	$53,982	$57,382	$106,204	$97,340

(1)	Reported in "Gain (loss) on derivative instruments, net" in our Consolidated Statements of Operations.

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

The following table reconciles the Effective Cost of Funds (Non-GAAP financial measure) with interest expense for the three and six months ended June 30, 2019 and June 30, 2018:

	Three months ended June 30, 2019		Three months ended June 30, 2018		Six months ended June 30, 2019		Six months ended June 30, 2018
(dollars in thousands)	Reconciliation	Cost of Funds/ Effective Borrowing Costs	Reconciliation	Cost of Funds/ Effective Borrowing Costs	Reconciliation	Cost of Funds/ Effective Borrowing Costs	Reconciliation	Cost of Funds/ Effective Borrowing Costs
Interest expense	$37,958	3.54%	$38,134	3.20%	$74,358	3.73%	$58,831	2.74%
Adjustments:
Interest expense on Securitized debt from consolidated VIEs	(8,215)	(4.26)%	(14,340)	(4.62)%	(17,372)	(4.24)%	(15,400)	(3.69)%
Net interest (received) paid - interest rate swaps	(3,850)	(0.36)%	(1,044)	(0.09)%	(8,133)	(0.41)%	12	—%
Effective Borrowing Costs	$25,893	2.94%	$22,750	2.58%	$48,853	3.08%	$43,443	2.51%
Weighted average borrowings	$3,527,942		$3,535,268		$3,198,337		$3,489,970

Liquidity and Capital Resources

General

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain our assets and operations, make distributions to our stockholders, and other general business needs.  To maintain our REIT qualifications under the Internal Revenue Code, we must distribute annually at least 90% of our taxable income, excluding capital gains and, such distributions requirements limit our ability to retain earnings and increase capital for operations. We believe that our significant capital resources and access to financing will provide us with financial flexibility at levels sufficient to meet current and anticipated capital requirements, including funding new investment opportunities, paying distributions to our stockholders and servicing our debt obligations.

Our liquidity and capital resources are managed on a daily basis to ensure that we have sufficient liquidity to absorb market events that could negatively impact collateral valuations and result in margin calls as well as to ensure that we have the flexibility to manage our investment portfolio to take advantage of market opportunities. As of June 30, 2019, our principal sources of cash consist of borrowings under repurchase agreements, payments of principal and interest on our investment portfolio and cash generated from operations and, if market conditions permit, secondary public stock offerings.

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

Sources of Liquidity
Principal Sources of Cash
We held cash of approximately $81.8 million and $16.3 million at June 30, 2019 and June 30, 2018, respectively. Our primary sources of cash currently consist of repurchase agreement borrowings, investment income, principal repayments on investments and the proceeds from debt and equity offerings, to the extent available in the capital markets. In the future, we expect our primary sources of liquidity to consist of payments of principal and investment income, unused borrowing capacity under our financing sources and future issuances of equity and debt securities.

Repurchase Agreements
As of June 30, 2019, we had 33 master repurchase agreements with our counterparties.  We had borrowings under 18 of the 33 master repurchase agreements of approximately $3.0 billion at June 30, 2019.  The following tables present our repurchase agreement borrowings by type of collateral pledged, as of June 30, 2019 and June 30, 2018, and the respective effective cost of funds (Non-GAAP financial measure) for the three and six months ended June 30, 2019 and June 30, 2018, respectively.  See “Non-GAAP Financial Measures” (dollars in thousands):

	June 30, 2019			Three months ended June 30, 2019		Six months ended June 30, 2019
Collateral	Borrowings Outstanding	Value of Collateral Pledged	Weighted Average Interest Rate end of period	Weighted Average Cost of Funds	Weighted Average Effective Cost of Funds (Non-GAAP)(1)	Weighted Average Cost of Funds	Weighted Average Effective Cost of Funds (Non-GAAP)(1)	Weighted Average Haircut end of period
Agency RMBS, at fair value	$573,771	$604,384	2.65%	2.70%	2.70%	2.73%	2.73%	4.63%
Agency CMBS, at fair value	1,673,902	1,783,953	2.62%	2.69%	2.69%	2.72%	2.72%	5.02%
Non-Agency RMBS, at fair value	11,488	14,435	3.86%	4.09%	4.09%	4.16%	4.16%	22.74%
Non-Agency CMBS, at fair value	146,629	200,511	3.79%	3.99%	3.99%	4.08%	4.08%	24.40%
Residential Whole Loans, at fair value(2)	238,546	247,539	3.66%	4.22%	4.22%	4.27%	4.27%	5.25%
Residential Bridge Loans(2)	89,241	90,606	4.59%	4.71%	4.71%	4.73%	4.73%	20.00%
Commercial loans, at fair value	194,821	292,032	4.65%	5.00%	5.00%	5.17%	5.17%	33.08%
Securitized commercial loan, at fair value(2)	19,708	23,187	3.28%	3.63%	3.63%	3.81%	3.81%	15.00%
Other securities, at fair value	53,114	76,483	3.93%	4.12%	4.12%	4.22%	4.22%	29.29%
Interest rate swaps	n/a	n/a	n/a	n/a	(0.55)%	n/a	(0.59)%	n/a
Total	$3,001,220	$3,333,130	2.99%	3.41%	2.87%	3.54%	2.95%	8.75%

(1)
The effective cost of funds for the period presented is calculated on an annualized basis and includes interest expense for the period and net periodic interest payments on interest rate swaps, net of premium amortization on MAC swaps, of approximately $3.9 million and $8.1 million received for the three and six months ended June 30, 2019.  While interest rate swaps are not accounted for using hedge accounting, such instruments are viewed by us as an economic hedge against increases in interest rates on our liabilities and are treated as hedges for purposes of satisfying the REIT requirements.  See “Non-GAAP Financial Measures”.

(2)	Repurchase agreement borrowings collateralized by Whole Loans, Bridge Loans and securitized commercial loans owned through trust certificates. The trust certificates are eliminated upon consolidation.

	June 30, 2018			Three months ended June 30, 2018		Six months ended June 30, 2018
Collateral	Borrowings Outstanding	Fair Value of Collateral Pledged (1)	Weighted Average Interest Rate end of period	Weighted Average Cost of Funds	Weighted Average Effective Cost of Funds (Non-GAAP)(2)	Weighted Average Cost of Funds	Weighted Average Effective Cost of Funds (Non-GAAP)(2)	Weighted Average Haircut end of period
Agency RMBS	$404,498	$423,418	2.18%	2.02%	2.02%	1.85%	1.85%	4.62%
Agency CMBS	1,923,906	2,017,265	2.21%	1.96%	1.96%	1.84%	1.84%	5.02%
Non-Agency RMBS	73,152	101,190	3.71%	3.59%	3.59%	3.38%	3.38%	28.01%
Non-Agency CMBS	249,055	331,162	3.77%	3.67%	3.67%	3.52%	3.52%	24.76%
Residential Whole Loans, at fair value(3)	268,100	335,149	3.86%	4.25%	4.25%	4.22%	4.22%	20.00%
Residential Bridge Loans(3)	256,488	259,339	4.32%	4.48%	4.48%	4.58%	4.58%	20.00%
Commercial loans, at fair value	12,321	20,515	4.83%	4.72%	4.72%	4.70%	4.70%	40.00%
Securitized commercial loan, at fair value(3)	7,620	13,855	3.94%	3.84%	3.84%	3.83%	3.83%	45.00%
Other securities, at fair value	72,229	107,864	3.97%	3.80%	3.80%	3.57%	3.57%	32.89%
Interest rate swaps	n/a	n/a	n/a	n/a	(0.12)%	n/a	—%	n/a
Total	$3,267,369	$3,609,757	2.71%	2.52%	2.40%	2.32%	2.32%	10.24%

(1)	Excludes approximately $9.7 million of cash collateral posted.

(2)
The effective cost of funds for the period presented is calculated on an annualized basis and includes interest expense for the period and net periodic interest payments on interest rate swaps, net of premium amortization on MAC swaps, of approximately $1.0 million and $12 thousand for the three and six months ended June 30, 2018.  While interest rate swaps are not accounted for using hedge accounting, such instruments are viewed by us as an economic hedge against increases in interest rates on our liabilities and are treated as hedges for purposes of satisfying the REIT requirements.  See “Non-GAAP Financial Measures”.

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

At-The-Market Program
In April 2017, we entered into an equity distribution agreement with JMP Securities LLC, or "JMP", under which we may offer and sell up to $100.0 million shares of common stock in an At-The-Market equity offering from time to time through JMP. As of June 30, 2019, we have not sold any shares under this agreement.
Secondary Public Offering

In May 2019, we completed a secondary public offering in which we sold 5,000,000 shares of our common stock at a price of $10.14 per share, for net proceeds of approximately $49.3 million after subtracting underwriting commissions and offering expenses of approximately $1.4 million. We used the net proceeds from the offering to opportunistically invest in our target assets in accordance with our investment guidelines.

Cash Generated from Operations

For the six months ended June 30, 2019, net cash used in operating activities was approximately $74.3 million, this was primarily attributable to the net interest income we earned on our investments less operating expenses, general and administrative expenses and margin settlements of interest rate swaps. For the six months ended June 30, 2018, net cash from operating activities was approximately $110.1 million, this was primarily attributable to net interest income we earned on our investments less operating expenses, general and administrative expenses and margin settlements of interest rate swaps. The change period over period was mainly attributable to the settlement of interest rate swaps.

Cash Provided by and Used in Investing Activities

For the six months ended June 30, 2019, net cash used in investing activities was approximately $724.2 million. This was primarily attributable to investment acquisitions, including an investment from a consolidated CMBS VIE, which was partially offset by proceeds from sales and receipts of principal payments and payoffs on our investments investment. For the six months ended June 30, 2018, net cash used in investing activities was approximately $1.4 billion. The change period over period was mainly attributable to a decrease in investment acquisition coupled with an increase in proceeds from payoffs and principal payments on our investments.

Cash Provided by and Used in Financing Activities

For the six months ended June 30, 2019, net cash provided by financing activities was approximately $889.6 million. This was attributable to net proceeds from financings during the quarter and a secondary public offering. Our net cash provided by financing activities was partially offset by dividends paid on our common stock. For the six months ended June 30, 2018, net cash provided by financing activities was approximately $1.3 billion.  The change period over period was mainly attributable the payoff of the securitized debt related to a consolidated CMBS VIE, which was partially offset by the issuance of mortgage-backed notes in second quarter of 2019 coupled the securitized debt associated with the consolidation of a new CMBS VIE.

Contractual Obligations and Commitments

Our contractual obligations as of June 30, 2019 are as follows (dollars in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Borrowings under repurchase agreements	$2,951,958	$49,262	$—	$—	$3,001,220
Contractual interest on repurchase agreements	18,392	3,486	—	—	21,878
Convertible senior unsecured notes	—	—	115,000	—	115,000
Contractual interest on convertible senior unsecured notes	7,763	15,525	3,881	—	27,169
Securitized debt(2)	—	717,201	—	901,478	1,618,679
Contractual interest on securitized debt(3)	60,999	84,063	62,713	778,126	985,901
Investment related payables	99,534	—	—	—	99,534
Total	$3,138,646	$869,537	$181,594	$1,679,604	$5,869,381

(1)	The table above does not include amounts due under the Management Agreement (as defined herein) with our Manager, as those obligations do not have fixed and determinable payments.

(2)
The securitized debt is non-recourse to us from consolidated VIEs and can only be settled with the securitized loans with a principal balance of $1.7 billion held in the securitization. Assumes entire outstanding principal balance at June 30, 2019 is paid at maturity.

(3)	For variable rate debt, the one month LIBOR rate as of June 30, 2019 of 2.4% was used to calculate the contractual interest.

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

Further, other than guaranteeing certain obligations of our wholly-owned taxable REIT subsidiary or TRS and the obligations of our wholly-owned subsidiary, WMC CRE LLC, we have not guaranteed any obligations of any entities or entered into any commitment to provide additional funding to any such entities.

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

As of June 30, 2019, 13 of the counterparties that we had outstanding repurchase agreement borrowings held collateral which we posted as security for such borrowings in excess of 5% of our stockholders’ equity.  Prior to entering into a repurchase agreement with any particular institution, our Manager does a thorough review of such potential counterparty.  Such review, however, does not assure the creditworthiness of such counterparty nor that the financial wherewithal of the counterparty will not deteriorate in the future.

Interest Rate Risk

Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control. We are subject to interest rate risk in connection with our assets and our related financing obligations. In general, we expect to finance the acquisition of our assets through financings in the form of repurchase agreements, warehouse facilities, securitizations, bank credit facilities (including term loans and revolving facilities) and public and private equity and debt issuances in addition to transaction or asset specific funding arrangements. Subject to maintaining our qualification as a REIT for U.S. federal income tax purposes, we may utilize derivative financial instruments to hedge the interest rate risk associated with our borrowings. These hedging activities may not be effective. We also may engage in a variety of interest rate management techniques that seek to mitigate changes in interest rates or other potential influences on the values of our assets.

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

The sensitivity analysis table presented below shows the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments, including interest rate swaps, Interest-Only Strips, and net interest income at June 30, 2019, assuming a static portfolio of assets. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our Manager’s expectations. The analysis presented utilizes our Manager’s assumptions, models and estimates, which are based on our Manager’s judgment and experience.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+1.00%	3.51%	(1.47)%
+0.50%	2.31%	(0.55)%
-0.50%	(3.27)%	0.21%
-1.00%	(7.15)%	0.33%

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

Certain assumptions have been made in connection with the calculation of the information set forth in the table above and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes.  The base interest rate scenario assumes interest rates at June 30, 2019.  The analysis presented utilizes assumptions and estimates based on our Manager’s judgment and experience.  Furthermore, while we generally expect to retain such assets and the associated interest rate risk, future purchases and sales of assets could materially change our interest rate risk profile.

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

We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of June 30, 2019. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

No change occurred in our internal control over financial reporting (as defined in Rule13a-15(f) and Rule 15d-15(f) of the Exchange Act) during the three months ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  Legal Proceedings

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business.  As of June 30, 2019, the Company was not involved in any legal proceedings.

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

August 7, 2019

By:	/s/ LISA MEYER

Lisa Meyer
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

August 7, 2019