Form 10-Q
period 2019-09-30
Western Asset Mortgage Capital Corp
filed 2019-11-07
CIK 1465885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
 For the quarterly period ended September 30, 2019

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

As of November 5, 2019 there were 53,224,379 shares, par value $0.01, of the registrant’s common stock outstanding.

Part I
ITEM I. Financial Statements

Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands—except share and per share data)
(Unaudited)

	September 30, 2019	December 31, 2018
Assets:
Cash and cash equivalents	$50,157	$21,987
Restricted cash	36,456	55,808
Agency mortgage-backed securities, at fair value ($2,119,013 and $1,505,979 pledged as collateral, at fair value, respectively)	2,188,844	1,505,979
Non-Agency mortgage-backed securities, at fair value ($317,690 and $237,107 pledged as collateral, at fair value, respectively)	339,003	250,856
Other securities, at fair value ($82,875 and $59,780 pledged as collateral, at fair value, respectively)	83,012	59,906
Residential Whole Loans, at fair value ($1,209,237 and $1,041,885 pledged as collateral, at fair value, respectively)	1,209,237	1,041,885
Residential Bridge Loans ($48,054 and $211,999 at fair value and $50,675 and $221,486 pledged as collateral, respectively)	53,373	221,719
Securitized commercial loans, at fair value	701,835	1,013,511
Commercial Loans, at fair value ($422,032 and $196,123 pledged as collateral, at fair value, respectively)	442,032	216,123
Investment related receivable	32,033	42,945
Interest receivable	18,801	21,959
Due from counterparties	90,156	39,623
Derivative assets, at fair value	4,037	2,606
Other assets	5,505	2,488
Total Assets (1)	$5,254,481	$4,497,395

Liabilities and Stockholders’ Equity:
Liabilities:
Repurchase agreements, net	$2,925,108	$2,818,837
Convertible senior unsecured notes, net	148,542	110,060
Securitized debt, net ($612,282 and $949,626 at fair value and $75,095 and $246,802 held by affiliates, respectively)	1,466,841	949,626
Interest payable (includes $386 and $816 on securitized debt held by affiliates, respectively)	9,734	8,532
Investment related payables	71,146	—
Due to counterparties	2,096	17,781
Derivative liability, at fair value	8,088	10,130
Accounts payable and accrued expenses	3,585	3,858
Payable to affiliate	2,026	4,615
Dividend payable	16,499	14,916
Other liabilities	36,456	56,031
Total Liabilities (2)	4,690,121	3,994,386

Commitments and contingencies

Stockholders’ Equity:
Common stock: $0.01 par value, 500,000,000 shares authorized, 53,224,379 and 48,116,379 outstanding, respectively	532	481
Preferred stock, $0.01 par value, 100,000,000 shares authorized and no shares outstanding	—	—
Additional paid-in capital	884,978	833,810
Retained earnings (accumulated deficit)	(321,150)	(331,282)
Total Stockholders’ Equity	564,360	503,009
Total Liabilities and Stockholders’ Equity	$5,254,481	$4,497,395
 See notes to unaudited consolidated financial statements.
Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Balance Sheets (Continued)
(in thousands—except share and per share data)
(Unaudited)

	September 30, 2019	December 31, 2018
(1) Assets of consolidated VIEs included in the total assets above:
Cash and cash equivalents	$1,959	$674
Restricted cash	36,456	55,808
Residential Whole Loans, at fair value ($1,209,237 and $1,041,885 pledged as collateral, at fair value, respectively)	1,209,237	1,041,885
Residential Bridge Loans ($46,159 and $211,766 at fair value and $50,675 and $221,486 pledged as collateral, respectively)	50,675	221,486
Securitized commercial loans, at fair value	701,835	1,013,511
Commercial Loans, at fair value ($212,032 and $196,123 pledged as collateral, at fair value, respectively)	212,032	196,123
Investment related receivable	32,033	42,945
Interest receivable	9,712	15,540
Other assets	253	178
Total assets of consolidated VIEs	$2,254,192	$2,588,150

(2) Liabilities of consolidated VIEs included in the total liabilities above:
Securitized debt, net ($612,282 and $949,626 at fair value and $75,095 and $246,802 held by affiliates, respectively)	$1,466,841	$949,626
Interest payable (includes $386 and $816 on securitized debt held by affiliates, respectively)	3,714	2,419
Accounts payable and accrued expenses	288	708
Other liabilities	36,456	56,033
Total liabilities of consolidated VIEs	$1,507,299	$1,008,786

See notes to unaudited consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Statements of Operations
(in thousands—except share and per share data)
(Unaudited)

	For the three months ended September 30, 2019	For the three months ended September 30, 2018	For the nine months ended September 30, 2019	For the nine months ended September 30, 2018
Net Interest Income
Interest income	$55,652	$54,461	$161,503	$151,342
Interest expense (includes $964, $4,465, $4,408 and $9,672 on securitized debt held by affiliates, respectively)	39,082	38,517	113,440	97,348
Net Interest Income	16,570	15,944	48,063	53,994

Other Income (Loss)
Realized gain (loss) on investments, net	21,399	(24,229)	16,286	(29,262)
Other than temporary impairment	(1,819)	(2,533)	(6,346)	(8,423)
Unrealized gain (loss), net	35,030	13,128	160,425	(87,526)
Gain (loss) on derivative instruments, net	(47,056)	24,625	(145,734)	132,697
Other, net	918	(2)	1,686	(100)
Other Income (Loss)	8,472	10,989	26,317	7,386

Expenses
Management fee to affiliate	1,800	2,284	5,367	6,723
Other operating expenses	1,589	1,609	4,440	4,133
General and administrative expenses:
Compensation expense	671	552	1,920	1,634
Professional fees	973	1,065	2,949	3,178
Other general and administrative expenses	344	335	1,059	1,093
Total general and administrative expenses	1,988	1,952	5,928	5,905
Total Expenses	5,377	5,845	15,735	16,761

Income before income taxes	19,665	21,088	58,645	44,619
Income tax (benefit) provision	(55)	206	435	555
Net income	$19,720	$20,882	$58,210	$44,064

Net income per Common Share — Basic	$0.37	$0.50	$1.15	$1.05
Net income per Common Share — Diluted	$0.37	$0.50	$1.15	$1.05

See notes to unaudited consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands—except shares and share data)
(Unaudited)

	Three Months Ended September 30, 2019
	Common Stock Outstanding		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock
	Shares	Par				Total
Balance at June 30, 2019	53,224,379	$532	$883,417	$(324,323)	$—	$559,626
Offering costs	—	—	(41)	—	—	(41)
Equity component of convertible senior unsecured notes	—	—	1,390	—	—	1,390
Vesting of restricted stock	—	—	164	—	—	164
Net income	—	—	—	19,720	—	19,720
Dividends declared on common stock	—	—	48	(16,547)	—	(16,499)
Balance at September 30, 2019	53,224,379	$532	$884,978	$(321,150)	$—	$564,360

	Three Months Ended September 30, 2018
	Common Stock Outstanding		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock
	Shares	Par				Total
Balance at June 30, 2018	41,616,379	$419	$768,945	$(304,608)	$(2,965)	$461,791
Proceeds from public offerings of common stock	6,196,578	62	64,818	—	—	64,880
Offering costs	—	—	(239)	—	—	(239)
Vesting of restricted stock	—	—	70	—	—	70
Treasury stock	303,422	—	213	—	2,965	3,178
Net income	—	—	—	20,882	—	20,882
Dividends declared on common stock	—	—	33	(14,950)	—	(14,917)
Balance at September 30, 2018	48,116,379	$481	$833,840	$(298,676)	$—	$535,645

	Nine Months Ended September 30, 2019
	Common Stock Outstanding		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock
	Shares	Par				Total
Balance at December 31, 2018	48,116,379	$481	$833,810	$(331,282)	$—	$503,009
Proceeds from public offerings of common stock	5,000,000	50	49,600	—	—	49,650
Offering costs	—	—	(350)	—	—	(350)
Equity component of convertible senior unsecured notes	—	—	1,390	—	—	1,390
Grants of restricted stock	108,000	1	(1)	—	—	—
Vesting of restricted stock	—	—	399	—	—	399
Net income	—	—	—	58,210	—	58,210
Dividends declared on common stock	—	—	130	(48,078)	—	(47,948)
Balance at September 30, 2019	53,224,379	$532	$884,978	$(321,150)	$—	$564,360

	Nine Months Ended September 30, 2018
	Common Stock Outstanding		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock
	Shares	Par				Total
Balance at December 31, 2017	41,794,079	$419	$768,763	$(301,912)	$(1,232)	$466,038
Proceeds from public offerings of common stock	6,196,578	62	64,818	—	—	64,880
Offering costs	—	—	(239)	—	—	(239)
Vesting of restricted stock	—	—	195	—	—	195
Treasury stock	125,722	—	213	—	1,232	1,445
Net income	—	—	—	44,064	—	44,064
Dividends declared on common stock	—	—	90	(40,828)	—	(40,738)
Balance at September 30, 2018	48,116,379	$481	$833,840	$(298,676)	$—	$535,645

See notes to unaudited consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows (in thousands)
(Unaudited)

	For the nine months ended September 30, 2019	For the nine months ended September 30, 2018
Cash flows from operating activities:
Net income	$58,210	$44,064
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Premium amortization and (discount accretion), net	5,165	2,884
Amortization of deferred financing costs	942	576
Amortization of discount on convertible senior notes	461	412
Restricted stock amortization	399	195
Interest payments and basis recovered on MAC interest rate swaps	4,870	1,064
Premium on purchase of Residential Whole Loans	(6,940)	(8,863)
Premium on purchase of Residential Bridge Loans	—	(3,191)
Premium on purchase of securitized commercial loans	(3,769)	(3,019)
Unrealized (gain) loss, net	(160,425)	87,526
Realized loss on sale of real estate owned ("REO")	33	—
Unrealized (gain) loss on derivative instruments, net	(3,293)	1,460
Other than temporary impairment	6,346	8,423
Realized (gain) loss on investments, net	(16,319)	29,262
(Gain) loss on derivatives, net	2,068	(12,905)
Changes in operating assets and liabilities:
Decrease (increase) in interest receivable	3,158	(8,266)
Decrease (increase) in other assets	267	(599)
Increase in interest payable	1,202	1,705
(Decrease) increase in accounts payable and accrued expenses	(134)	221
(Decrease) increase in payable to affiliate	(2,589)	448
Net cash (used in) provided by operating activities	(110,348)	141,397
Cash flows from investing activities:
Purchase of securities	(1,468,473)	(846,680)
Proceeds from sale of securities	808,440	1,111,547
Proceeds from sale of REO	219	—
Principal repayments and basis recovered on securities	85,980	109,938
Purchase of Residential Whole Loans	(323,003)	(493,365)
Principal repayments on Residential Whole Loans	165,224	42,867
Purchase of commercial loans	(300,919)	(164,570)
Principal repayments on commercial loans	76,000	20,638
Purchase of securitized commercial loans	(900,000)	(1,350,000)
Principal repayments on securitized commercial loans	1,214,583	196,007
Purchase of Residential Bridge Loans	—	(356,584)
Principal repayments on Residential Bridge Loans	186,989	197,099
Payment of premium for option derivatives	(780)	(829)
Premium received from option derivatives	2,157	298
Premium for credit default swaps, net	3,884	(174)
Net settlements of TBAs	—	136
(Payments on) Proceeds from termination of futures, net	(6,718)	8,823
Interest payments and basis recovered on MAC interest rate swaps	(4,870)	(1,064)
Due from counterparties	(3,720)	—
Premium for interest rate swaptions, net	(332)	—
Net cash used in investing activities	(465,339)	(1,525,913)

Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Continued) (in thousands)
(Unaudited)

	For the nine months ended September 30, 2019	For the nine months ended September 30, 2018
Cash flows from financing activities:
Proceeds from issuance of common stock	49,650	64,880
Payment of offering costs	(490)	(65)
Repurchase of common stock	—	(1,733)
Proceeds from sale of treasury stock	—	3,177
Proceeds from issuance of convertible senior notes	40,000	—
Proceeds from repurchase agreement borrowings	16,401,124	15,469,118
Repayments of repurchase agreement borrowings	(16,294,853)	(15,251,485)
Proceeds from securitized debt	1,757,464	1,285,219
Repayments of securitized debt	(1,233,153)	(186,015)
Payments made for deferred financing costs	(7,023)	—
Due from counterparties, net	(46,813)	5,417
Due to counterparties, net	(15,685)	(422)
Increase in other liabilities	(19,351)	100,138
Dividends paid on common stock	(46,365)	(38,782)
Net cash provided by financing activities	584,505	1,449,447

Net increase in cash, cash equivalents and restricted cash	8,818	64,931
Cash, cash equivalents and restricted cash, beginning of period	77,795	48,024
Cash, cash equivalents and restricted cash, end of period	$86,613	$112,955

Supplemental disclosure of operating cash flow information:
Interest paid	$113,746	$96,030
Income taxes paid	$454	$1,635
Supplemental disclosure of non-cash financing/investing activities:
Underwriting and offering costs payable	$38	$174
Principal payments of securities, not settled	$—	$42
Securities sold, not settled	$—	$34,559
Securities purchased, not settled	$(71,146)	$(124,036)
Net unsettled TBAs	$—	$(10)
Dividends and distributions declared, not paid	$16,499	$14,916
Principal payments of Residential Whole Loans, not settled	$21,621	$11,061
Principal payments of Residential Bridge Loans, not settled	$10,412	$22,227
Other assets - Transfer of Bridge Loans to REO	$3,536	$143
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

Note 1 — Organization

Western Asset Mortgage Capital Corporation, a Delaware corporation, and its subsidiaries (the “Company”), commenced operations in May 2012. The Company invests in, finances and manages a diversified portfolio of real estate related securities, Whole Loans and other financial assets.  The Company’s portfolio is comprised of Agency CMBS, Agency RMBS, Non-Agency RMBS, Non-Agency CMBS, Non-Qualified Residential Whole Loans ("Non-QM"), Conforming Residential Whole Loans, Residential Bridge Loans and Commercial Loans. In addition, and to a significantly lesser extent, the Company has invested in other securities including certain Agency obligations that are not technically MBS as well as certain Non U.S. CMBS and in asset-backed securities (“ABS”) investments secured by a portfolio of private student loans.  The Company’s investment strategy is based on Western Asset Management Company, LLC’s (the “Manager”) perspective of which mix of portfolio assets it believes provides the Company with the best risk-reward opportunities at any given time.  The Manager will vary the allocation among various asset classes subject to maintaining the Company’s qualification as a REIT and maintaining its exemption from the Investment Company Act of 1940, as amended (the “1940 Act”).  These restrictions limit the Company’s ability to invest in non-qualifying MBS, non-real estate assets and/or assets which are not secured by real estate.  Accordingly, the Company’s portfolio will continue to be principally invested in qualifying MBS, Whole Loans and other real estate related assets.

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

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited financial statements and related notes have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial reporting in accordance with Article 10 of Regulation S-X and the instructions to Form 10-Q. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary have been made to state fairly the Company’s financial position, results of operations and cash flows. The results of operations for the period ended September 30, 2019, are not necessarily indicative of the results to be expected for the full year or any future period. These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 6, 2019.

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

The following tables present the Company’s financial instruments carried at fair value as of September 30, 2019 and December 31, 2018, based upon the valuation hierarchy (dollars in thousands):

	September 30, 2019
	Fair Value
	Level I	Level II	Level III	Total
Assets
Agency CMBS	$—	$1,735,324	$67,734	$1,803,058
Agency CMBS Interest-Only Strips accounted for as derivatives, included in MBS	—	3,691	—	3,691
Agency RMBS	—	365,286	—	365,286
Agency RMBS Interest-Only Strips	—	—	10,940	10,940
Agency RMBS Interest-Only Strips accounted for as derivatives, included in MBS	—	—	5,869	5,869
Subtotal Agency MBS	—	2,104,301	84,543	2,188,844

Non-Agency RMBS	—	—	38,673	38,673
Non-Agency RMBS Interest-Only Strips	—	—	8,582	8,582
Non-Agency CMBS	—	291,748	—	291,748
Subtotal Non-Agency MBS	—	291,748	47,255	339,003

Other securities	—	65,237	17,775	83,012
Total mortgage-backed securities and other securities	—	2,461,286	149,573	2,610,859

Residential Whole Loans	—	—	1,209,237	1,209,237
Residential Bridge Loans	—	—	48,054	48,054
Securitized commercial loans	—	—	701,835	701,835
Commercial Loans	—	—	442,032	442,032
Derivative assets	808	3,229	—	4,037
Total Assets	$808	$2,464,515	$2,550,731	$5,016,054

Liabilities
Derivative liabilities	$1,518	$6,570	$—	$8,088
Securitized debt	—	610,306	1,976	612,282
Total Liabilities	$1,518	$616,876	$1,976	$620,370

	December 31, 2018
	Fair Value
	Level I	Level II	Level III	Total
Assets
Agency CMBS	$—	$1,481,984	$—	$1,481,984
Agency CMBS Interest-Only Strips accounted for as derivatives, included in MBS	—	4,158	—	4,158
Agency RMBS Interest-Only Strips	—	—	12,135	12,135
Agency RMBS Interest-Only Strips accounted for as derivatives, included in MBS	—	—	7,702	7,702
Subtotal Agency MBS	—	1,486,142	19,837	1,505,979

Non-Agency RMBS	—	—	39,026	39,026
Non-Agency RMBS Interest-Only Strips	—	—	11,529	11,529
Non-Agency CMBS	—	200,301	—	200,301
Subtotal Non-Agency MBS	—	200,301	50,555	250,856

Other securities	—	50,955	8,951	59,906
Total mortgage-backed securities and other securities	—	1,737,398	79,343	1,816,741

Residential Whole Loans	—	—	1,041,885	1,041,885
Residential Bridge Loans	—	—	211,999	211,999
Securitized commercial loan	—	—	1,013,511	1,013,511
Commercial Loans	—	—	216,123	216,123
Derivative assets	—	2,606	—	2,606
Total Assets	$—	$1,740,004	$2,562,861	$4,302,865

Liabilities
Derivative liabilities	$4,657	$5,473	$—	$10,130
Securitized debt	—	947,340	2,286	949,626
Total Liabilities	$4,657	$952,813	$2,286	$959,756

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

In instances when the Company is required to consolidate a VIE that is determined to be a qualifying collateralized financing entity ("CFE"), under GAAP and the Company has elected the fair value option for the securitized debt, the Company will measure both the financial assets and financial liabilities of the VIE using the fair value of either the VIE’s financial assets or financial liabilities, whichever is more observable.

Mortgage-backed securities and other securities

In determining the proper fair value hierarchy or level, the Company considers the amount of available observable market data for each security. Agency CMBS, given the amount of available observable market data, generally are classified in Level II.  For newly issued Agency CMBS securities that have not settled at period end and do not have a cusip yet, the Company utilizes a broker quote due to lack of observable market data. Accordingly these securities are classified in Level III. For Agency IOs,

Non-Agency RMBS, CMBS and other securities, to determine whether a security should be a Level II, the securities are grouped by security type and the Manager reviews the internal trade history, for the quarter, for each security type. If there is sufficient trade data above a predetermined threshold of a security type, the Manager determines it has sufficient observable market data and the security will be categorized as a Level II; otherwise, the security is classified as a Level III.

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

Residential Whole Loans and Residential Bridge Loans

Values for the Company's Non-QM Residential Whole Loans and Bridge Loans are based upon prices obtained from an independent third party pricing service that specializes in loan valuation, utilizing a discounted cash flow valuation model that is calibrated to recent loan trade execution. Their valuation methodology incorporates commonly used market pricing methods, which include the inputs considered most significant to the determination of fair value of the Company's Residential Whole Loans and Residential Bridge Loans. The key loan inputs include loan balance, interest rate, loan to value, FICO score and delinquencies. The assumption made by the independent third party pricing service includes the market discount rate, prepayment, default assumption and loss severity.
Values for the Conforming Residential Whole Loan Portfolio, the third party pricing service valuation model assigns a loan value using TBA prices, adjusted for delivery to Fannie Mae using Fannie Mae's loan-level price adjustment matrix. In addition to pricing the underlying mortgages, the third party pricing service uses a service release premium valuation representing the sale of the right to service the mortgages. Together, the TBA price and service release premium price form the "All-In" price for these mortgages.
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

Commercial Loans

Values for the Company's Commercial Loans are based upon either prices obtained from an independent third party pricing service that specializes in loan valuation, utilizing a valuation model that is calibrated to recent loan trade execution . Their valuation methodology incorporates commonly used market pricing methods, which include the inputs considered most significant to the determination of fair value of the Company's Commercial Loans. The assumptions made by the independent third party pricing vendor include a market discount rate, default assumption and loss severity. The Company reviews the analysis provided by pricing service as well as the key assumptions. Due to the inherent uncertainty of such valuation, the fair values established for commercial loans held by the Company may differ from the fair values that would have been established if a readily available market existed for these loans. Accordingly, the Company's commercial loans are classified as a Level III.

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

Derivatives

Values for the Company's derivatives are based upon prices from third party pricing services, whose pricing is subject to review by the Manager’s pricing committee. In valuing its over-the-counter interest rate derivatives, such as swaps and swaptions, its currency derivatives, such as swaps and forwards and credit derivatives such as total return swaps, the Company considers the creditworthiness of both the Company and its counterparties, along with collateral provisions contained in each derivative agreement, from the perspective of both the Company and its counterparties. No credit valuation adjustment was made in determining the fair value of interest rate and/or currency derivatives for the periods ended September 30, 2019 and December 31, 2018.

Third Party Pricing Data Review

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
The following tables present a summary of the available quantitative information about the significant unobservable inputs used in the fair value measurement of financial instruments for which the Company has utilized Level III inputs to determine fair value as of September 30, 2019 and December 31, 2018 (dollars in thousands):

	Fair Value at			Range
	September 30, 2019	Valuation Technique	Unobservable Input	Minimum	Maximum		Weighted Average

Residential Whole-Loans(2)	1,015,712	Discounted Cash Flow	Yield	3.3%	7.5%		3.7%
			Weighted Average Life	1.3	14.9		2.6
Residential Bridge Loans	48,054	Discounted Cash Flow	Yield	7.0%	144.0%	(1)	9.8%
			Weighted Average Life	0.1	2.7		0.8
Commercial Loans	442,032	Discounted Cash Flow	Yield	4.5%	8.6%		6.4%
			Weighted Average Life	0.2	2.9		1.8

	Fair Value at			Range
	December 31, 2018	Valuation Technique	Unobservable Input	Minimum	Maximum		Weighted Average

Residential Whole-Loans	1,041,885	Discounted Cash Flow	Yield	3.5%	7.9%		5.5%
			Weighted Average Life	0.8	10.3		2.8
Residential Bridge Loans	211,999	Discounted Cash Flow	Yield	5.6%	145.3%	(1)	11.3%
			Weighted Average Life	0.1	1.6		0.5
Commercial Loans	216,123	Discounted Cash Flow	Yield	6.7%	9.2%		7.6%
			Weighted Average Life	0.9	2.7		2.1

(1)
Yield to maturity is the total return on the loan expressed as an annual rate. Delinquent Bridge Loans that are nearing maturity and with fair value that is significantly less than the principal amount have a higher yield to maturity, some of which are greater than 100%.

(2)	Excludes the Conforming Residential Whole Loans, which are valued using TBA prices, adjusted for delivery to Fannie Mae using Fannie Mae's loan-level price adjustment matrix.

The following tables present additional information about the Company’s financial instruments which are measured at fair value on a recurring basis for which the Company has utilized Level III inputs to determine fair value:

	Three months ended September 30, 2019
$ in thousands	Agency MBS	Non-Agency MBS	Other Securities	Residential Whole Loans	Residential Bridge Loans	Commercial Loans	Securitized commercial loans	Securitized debt
Beginning balance	$58,917	$47,187	$17,797	$1,206,220	$87,402	$312,032	$804,134	$2,876
Transfers into Level III from Level II	—	—	—	—	—	—	—	—
Transfers from Level III into Level II	(43,686)	—	—	—	—	—	—	—
Purchases	68,633	—	—	80,725	—	129,730	—	—
Sales and settlements	(401)	—	—	—	—	—	—	—
Transfers to REO	—	—	—	—	(2,677)	—	—	—
Principal repayments	—	(311)	(253)	(78,672)	(36,978)	—	(100,700)	—
Total net gains / losses included in net income
Realized gains/(losses), net on assets	—	—	—	—	(195)	—	—	—
Other than temporary impairment	(193)	(27)	—	—	—	—	—	—
Unrealized gains/(losses), net on assets(1)	2,256	970	305	1,875	569	204	(845)	—
Unrealized (gains)/losses, net on liabilities(2)	—	—	—	—	—	—	—	(71)
Premium and discount amortization, net	(983)	(564)	(74)	(911)	(67)	66	(754)	(829)
Ending balance	$84,543	$47,255	$17,775	$1,209,237	$48,054	$442,032	$701,835	$1,976

Unrealized gains/(losses), net on assets held at the end of the period(1)	$844	$970	$305	$3,239	$(41)	$204	$(845)	$—
Unrealized gains/(losses), net on liabilities held at the end of the period(2)	$—	$—	$—	$—	$—	$—	$—	$71

	Three months ended September 30, 2018
$ in thousands	Agency MBS	Non-Agency MBS	Other Securities	Residential Whole Loans	Residential Bridge Loans	Commercial Loans	Securitized commercial loan	Securitized debt
Beginning balance	$75,043	$16,307	$8,955	$335,149	$236,359	$70,717	$1,309,195	$2,870
Transfers into Level III from Level II	—	57,275	9,708	—	—	—	—	—
Transfers from Level III into Level II	(51,976)	—	(8,697)	—	—	—	—	—
Purchases	107,034	—	—	372,348	70,465	94,313	—	—
Principal repayments	(42)	(14)	(285)	(21,258)	(70,341)	(20,638)	(117,100)	—
Total net gains / losses included in net income			0
Other than temporary impairment	(384)	(142)	—	—	—	—	—	—
Unrealized gains/(losses), net on assets(1)	(1,007)	(95)	(15)	(1,469)	(1,103)	(575)	282	—
Unrealized (gains)/losses, net on liabilities(2)	—	—	—	—	—	—	—	(330)
Premium and discount amortization, net	(1,335)	(544)	42	(307)	(633)	134	(1,329)	66
Ending balance	$127,333	$72,787	$9,708	$684,463	$234,747	$143,951	$1,191,048	$2,606

Unrealized gains/(losses), net on assets held at the end of the period(1)	$(668)	$(94)	$—	$(1,231)	$(844)	$(618)	$282	$—
Unrealized gains/(losses), net on liabilities held at the end of the period(2)	$—	$—	$—	$—	$—	$—	$—	$330

	Nine months ended September 30, 2019
$ in thousands	Agency MBS	Non-Agency MBS	Other Securities	Residential Whole-Loans	Residential Bridge Loans	Commercial Loans	Securitized commercial loan	Securitized debt
Beginning balance	$19,837	$50,555	$8,951	$1,041,885	$211,999	$216,123	$1,013,511	$2,286
Transfers into Level III from Level II	—	—	8,386	—	—	—	—	—
Transfers from Level III into Level II	—	—	—	—	—	—	—	—
Purchases	66,641	—	—	318,130	—	225,109	903,770	—
Sales and settlements	(401)	—	—	—	—	—	—	3,769
Transfers to REO	—	—	—	—	(2,677)	—	—	—
Principal repayments	—	(837)	(439)	(166,015)	(160,240)	—	(1,214,584)	—
Total net gains / losses included in net income
Realized gains/(losses), net on assets	—	—	—	—	(444)	—	—	—
Other than temporary impairment	(222)	(1,204)	—	—	—	—	—	—
Unrealized gains/(losses), net on assets(1)	1,776	494	1,123	17,281	80	368	1,076	—
Unrealized (gains)/losses, net on liabilities(2)	—	—	—	—	—	—	—	(2,088)
Premium and discount amortization, net	(3,088)	(1,753)	(246)	(2,044)	(664)	432	(1,938)	(1,991)
Ending balance	$84,543	$47,255	$17,775	$1,209,237	$48,054	$442,032	$701,835	$1,976

Unrealized gains/(losses), net on assets held at the end of the period(1)	$1,771	$494	$1,123	$18,247	$(678)	$368	$1,104	$—
Unrealized gains/(losses), net on liabilities held at the end of the period(2)	$—	$—	$—	$—	$—	$—	$—	$90

	Nine months ended September 30, 2018
$ in thousands	Agency MBS	Non-Agency MBS	Other Securities	Residential Whole-Loans	Residential Bridge Loans	Commercial Loans	Securitized commercial loan	Securitized debt
Beginning balance	$17,217	$8,735	$9,239	$237,423	$64,526	$—	$24,876	$10,945
Transfers into Level III from Level II	22,794	57,275	9,708	—	—	—	—	—
Transfers from Level III into Level II	(16,805)	—	(8,697)	—	—	—	—	(10,899)
Purchases	109,002	8,602	—	486,354	221,619	144,035	1,353,019	—
Sales and settlements	—	—	—	—	—	—	—	12
Principal repayments	(53)	(14)	(604)	(36,092)	(49,503)	—	(196,007)	(44)
Total net gains / losses included in net income
Other than temporary impairment	(590)	(191)	—	—	—	—	—	—
Unrealized gains/(losses), net on assets(1)	(1,447)	(149)	(68)	(2,644)	(1,217)	(159)	11,152	—
Unrealized (gains)/losses, net on liabilities(2)	—	—	—	—	—	—	—	2,502
Premium and discount amortization, net	(2,785)	(1,471)	130	(578)	(678)	75	(1,992)	90
Ending balance	$127,333	$72,787	$9,708	$684,463	$234,747	$143,951	$1,191,048	$2,606

Unrealized gains/(losses), net on assets held at the end of the period(1)	$(1,089)	$(148)	$—	$(2,101)	$(832)	$(159)	$11,152	$—
Unrealized gains/(losses), net on liabilities held at the end of the period(2)	$—	$—	$—	$—	$—	$—	$—	$(2,504)

(1)	Gains and losses are included in "Unrealized gain (loss), net" in the Consolidated Statements of Operations.

(2)
Gains and losses on securitized debt and derivative liability are included in "Unrealized gain (loss), net" or "Gain (loss) on derivative instruments, net" in the Consolidated Statements of Operations, respectively.

Transfers between hierarchy levels for the three and nine months ended September 30, 2019 and September 30, 2018 were based on the availability of sufficient observable inputs. Movements from Level II to Level III was based on the back-testing of historical sales transactions performed by the Manager, which did not provide sufficient observable data to meet Level II versus Level III criteria, resulting in the movement from Level II to Level III. Movements from Level III to Level II was based on information received from a third party pricing service which, along with the back-testing of historical sales transactions performed by the Manager, which provided the sufficient observable data for the movement from Level III to Level II. The Company did not have transfers between either Level I and Level II or Level I and Level III for the three and nine months ended September 30, 2019 and September 30, 2018.

Other Fair Value Disclosures

Certain Residential Bridge Loans, repurchase agreement borrowings, convertible senior unsecured notes and securitized debt are not carried at fair value in the consolidated financial statements. The following table presents the carrying value and estimated fair value of the Company’s financial instruments that are not carried at fair value as of September 30, 2019 and December 31, 2018 in the consolidated financial statements (dollars in thousands):

	September 30, 2019		December 31, 2018
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets
Residential Bridge Loans	$5,319	$5,159	$9,720	$9,603
Total	$5,319	$5,159	$9,720	$9,603

Liabilities
Borrowings under repurchase agreements	$2,925,108	$2,936,441	$2,818,837	$2,823,615
Convertible senior unsecured notes	148,542	156,986	110,060	108,531
Securitized debt(1)	860,050	868,843	—	—
Total	$3,933,700	$3,962,270	$2,928,897	$2,932,146

(1) Carrying value excludes $5.5 million of deferred financing costs

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

Securitized debt

Values for the Company's securitized debt, related to the securitization of a portion of its Residential Whole Loans, are based upon prices obtained from independent third party pricing services. The valuation methodology of the third party pricing services incorporates market information and commonly used market pricing methods, which include actual trades and quoted prices for similar or identical instruments. In determining the proper fair value hierarchy or level, the Company considers the amount of available observable market data for each security. Since the securitized debt represents traded debt securities, the Manager's pricing team reviews the trade activity during the quarter for each security to determine the appropriate level within the fair value hierarchy. If there is sufficient trade data above a predetermined threshold, the Manager determines it has sufficient observable market data and the debt security will be categorized as a Level II. If there is not sufficient observable market data the debt security will be categorized as a Level III. For the three months ended September 30, 2019, there was not sufficient observable market data for the debt to be classified as a Level II, accordingly it was classified as a Level III.

Note 4 – Mortgage-Backed Securities and other securities

The following tables present certain information about the Company’s investment portfolio at September 30, 2019 and December 31, 2018 (dollars in thousands):

	September 30, 2019
	Principal Balance	Unamortized Premium (Discount), net	Discount Designated as Credit Reserve and OTTI	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Net Weighted Average Coupon
Agency CMBS	$1,659,501	$31,397	$—	$1,690,898	$112,867	$(707)	$1,803,058	3.3%
Agency CMBS Interest-Only Strips accounted for as derivatives(1) (2)	N/A	N/A	N/A	N/A	N/A	N/A	3,691	0.4%
Subtotal Agency CMBS	1,659,501	31,397	—	1,690,898	112,867	(707)	1,806,749	3.0%
Agency RMBS	352,717	5,722	—	358,439	6,847	—	365,286	3.5%
Agency RMBS Interest-Only Strips (1)(2)	N/A	N/A	N/A	9,209	1,880	(149)	10,940	2.6%
Agency RMBS Interest-Only Strips, accounted for as derivatives (1) (2)	N/A	N/A	N/A	N/A	N/A	N/A	5,869	3.0%
Subtotal Agency RMBS	352,717	5,722	N/A	367,648	8,727	(149)	382,095	3.2%
Total Agency MBS	2,012,218	37,119	—	2,058,546	121,594	(856)	2,188,844	3.1%

Non-Agency RMBS	53,022	4,745	(20,738)	37,029	1,777	(133)	38,673	4.8%
Non-Agency RMBS Interest- Only Strips (1)	N/A	N/A	N/A	8,396	276	(90)	8,582	0.6%
Subtotal Non-Agency RMBS	53,022	4,745	(20,738)	45,425	2,053	(223)	47,255	1.0%
Non-Agency CMBS	327,339	(17,254)	(23,683)	286,402	6,729	(1,383)	291,748	5.2%
Total Non-Agency MBS	380,361	(12,509)	(44,421)	331,827	8,782	(1,606)	339,003	2.6%

Other securities (3)	73,220	(2,178)	(6,338)	76,758	6,257	(3)	83,012	7.0%
Total	$2,465,799	$22,432	$(50,759)	$2,467,131	$136,633	$(2,465)	$2,610,859	3.0%

	December 31, 2018
	Principal Balance	Unamortized Premium (Discount), net	Discount Designated as Credit Reserve and OTTI	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Net Weighted Average Coupon
Agency CMBS	$1,493,675	$5,820	$—	$1,499,495	$12,083	$(29,594)	$1,481,984	3.3%
Agency CMBS Interest-Only Strips accounted for as derivatives (1) (2)	N/A	N/A	N/A	N/A	N/A	N/A	4,158	0.4%
Subtotal Agency CMBS	1,493,675	5,820	—	1,499,495	12,083	(29,594)	1,486,142	3.0%
Agency RMBS Interest-Only Strips (1)	N/A	N/A	N/A	$11,480	$1,062	$(407)	$12,135	2.2%
Agency RMBS Interest-Only Strips, accounted for as derivatives (1) (2)	N/A	N/A	N/A	N/A	N/A	N/A	7,702	2.9%
Subtotal Agency RMBS	—	—	—	11,480	1,062	(407)	19,837	2.5%
Total Agency MBS	1,493,675	5,820	—	1,510,975	13,145	(30,001)	1,505,979	2.9%

Non-Agency RMBS	54,887	6,909	(23,731)	38,065	961	—	39,026	4.8%
Non-Agency RMBS Interest- Only Strips (1)	N/A	N/A	N/A	11,154	382	(7)	11,529	0.6%
Subtotal Non-Agency RMBS	54,887	6,909	(23,731)	49,219	1,343	(7)	50,555	1.0%
Non-Agency CMBS	240,431	(20,317)	(22,189)	197,925	5,021	(2,645)	200,301	5.9%
Total Non-Agency MBS	295,318	(13,408)	(45,920)	247,144	6,364	(2,652)	250,856	2.4%

Other securities (3)	47,042	(1,129)	(7,603)	55,284	5,012	(390)	59,906	9.0%
Total	$1,836,035	$(8,717)	$(53,523)	$1,813,403	$24,521	$(33,043)	$1,816,741	2.9%

(1)
IOs and IIOs have no principal balances and bear interest based on a notional balance.  The notional balance is used solely to determine interest distributions on interest-only class of securities.  At September 30, 2019, the notional balance for Agency RMBS IOs and IIOs, Non-Agency RMBS IOs and IIOs, Agency RMBS IOs and IIOs, accounted for as derivatives and Agency CMBS IOs and IIOs, accounted for as derivatives was $129.8 million, $471.7 million, $70.5 million and $168.1 million, respectively.  At December 31, 2018, the notional balance for Agency RMBS IOs and IIOs, Non-Agency RMBS IOs and IIOs, Agency RMBS IOs and IIOs, accounted for as derivatives and Agency CMBS IOs and IIOs, accounted for as derivatives was $158.8 million, $519.9 million, $89.8 million, and $172.2 million, respectively.

(2)	Interest on these securities is reported as a component of "Gain (loss) on derivative instruments, net" in the Consolidated Statements of Operations.

(3)
Other securities include residual interests in asset-backed securities which have no principal balance and an amortized cost of approximately $12.1 million and $17.0 million, as of September 30, 2019 and December 31, 2018, respectively.

As of September 30, 2019 and December 31, 2018 the weighted average expected remaining term of the MBS and other securities investment portfolio was 8.1 years and 8.5 years, respectively.

The following tables present the changes in the components of the Company’s purchase discount and amortizable premium on its Non-Agency RMBS, Non-Agency CMBS and other securities for the three and nine months ended September 30, 2019 and September 30, 2018 (dollars in thousands):

	Three months ended September 30, 2019			Three months ended September 30, 2018
	Discount Designated as Credit Reserve and OTTI	Accretable Discount(1)	Amortizable Premium(1)	Discount Designated as Credit Reserve and OTTI	Accretable Discount(1)	Amortizable Premium(1)
Balance at beginning of period	$(48,824)	$(28,582)	$14,441	$(78,837)	$(68,677)	$21,723
Accretion of discount	—	1,032	—	—	1,314	—
Amortization of premium	—	—	(220)	—	—	(97)
Realized credit losses	831	—	—	3,305	—	—
Purchases	—	(3,493)	473	—	—	—
Sales	18,388	—	(17,905)	2,334	25,624	(400)
Net impairment losses recognized in earnings	(1,587)	—	—	(2,071)	—	—
Transfers/release of credit reserve(2)	(19,567)	1,130	18,437	817	8	(825)
Balance at end of period	$(50,759)	$(29,913)	$15,226	$(74,452)	$(41,731)	$20,401

	Nine months ended September 30, 2019			Nine months ended September 30, 2018
	Discount Designated as Credit Reserve and OTTI	Accretable Discount(1)	Amortizable Premium(1)	Discount Designated as Credit Reserve and OTTI	Accretable Discount(1)	Amortizable Premium(1)
Balance at beginning of period	$(53,523)	$(29,465)	$14,928	$(72,915)	$(68,438)	$20,872
Accretion of discount	—	3,352	—	—	6,483	—
Amortization of premium	—	—	(836)	—	—	(461)
Realized credit losses	5,584	—	—	5,526	—	—
Purchases	—	(6,599)	760	(7,182)	(6,473)	435
Sales	24,422	—	(19,516)	5,673	29,352	(1,084)
Net impairment losses recognized in earnings	(4,553)	—	—	(7,570)	—	—
Transfers/release of credit reserve(2)	(22,689)	2,799	19,890	2,016	(2,655)	639
Balance at end of period	$(50,759)	$(29,913)	$15,226	$(74,452)	$(41,731)	$20,401

(1)	Together with coupon interest, accretable purchase discount and amortizable premium is recognized as interest income over the life of the security.

(2)	Subsequent reductions of a security’s non-accretable discount results in a corresponding reduction in its amortizable premium.

The following tables present the fair value and contractual maturities of the Company’s investment securities at September 30, 2019 and December 31, 2018 (dollars in thousands):

	September 30, 2019
	< or equal to 10 years	> 10 years and < or equal to 20 years	> 20 years and < or equal to 30 years	> 30 years	Total
Agency RMBS	$—	$—	$365,286	$—	$365,286
Agency RMBS Interest-Only Strips	2,651	2,110	6,179	—	10,940
Agency RMBS Interest-Only Strips, accounted for as derivatives	734	4,150	985	—	5,869
Agency CMBS	1,326,225	476,833	—	—	1,803,058
Agency CMBS Interest-Only Strips accounted for as derivatives	—	—	—	3,691	3,691
Subtotal Agency	1,329,610	483,093	372,450	3,691	2,188,844

Non-Agency RMBS	—	—	9,250	29,423	38,673
Non-Agency RMBS Interest- Only Strips	—	—	2,542	6,040	8,582
Non-Agency CMBS	77,838	101,425	86,059	26,426	291,748
Subtotal Non-Agency	77,838	101,425	97,851	61,889	339,003

Other securities	25,515	32,977	2,750	21,770	83,012
Total	$1,432,963	$617,495	$473,051	$87,350	$2,610,859

	December 31, 2018
	< or equal to 10 years	> 10 years and < or equal to 20 years	> 20 years and < or equal to 30 years	> 30 years	Total
Agency RMBS Interest-Only Strips	$3,577	$2,402	$6,156	$—	$12,135
Agency RMBS Interest-Only Strips, accounted for as derivatives	1,089	4,053	2,560	—	7,702
Agency CMBS	1,101,820	380,164	—	—	1,481,984
Agency CMBS Interest-Only Strips accounted for as derivatives	—	—	—	4,158	4,158
Subtotal Agency	1,106,486	386,619	8,716	4,158	1,505,979

Non-Agency RMBS	—	—	8,540	30,486	39,026
Non-Agency RMBS Interest- Only Strips	—	—	4,310	7,219	11,529
Non-Agency CMBS	28,754	53,653	72,921	44,973	200,301
Subtotal Non-Agency	28,754	53,653	85,771	82,678	250,856

Other securities	7,698	26,020	—	26,188	59,906
Total	$1,142,938	$466,292	$94,487	$113,024	$1,816,741

The following tables present the gross unrealized losses and estimated fair value of the Company’s MBS and other securities by length of time that such securities have been in a continuous unrealized loss position at September 30, 2019 and December 31, 2018 (dollars in thousands):

	September 30, 2019
	Less than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Agency RMBS Interest-Only Strips	$320	$(44)	2	$2,202	$(105)	7	$2,522	$(149)	9
Agency CMBS	85,558	(707)	4	—	—	—	85,558	(707)	4
Subtotal Agency	85,878	(751)	6	2,202	(105)	7	88,080	(856)	13

Non-Agency RMBS	13,282	(133)	1	—	—	—	13,282	(133)	1
Non-Agency RMBS Interest-Only Strips	2,542	(90)	1	—	—	—	2,542	(90)	1
Non-Agency CMBS	103,681	(630)	13	20,490	(753)	3	124,171	(1,383)	16
Subtotal Non-Agency	119,505	(853)	15	20,490	(753)	3	139,995	(1,606)	18

Other securities	9,592	(3)	1	—	—	—	9,592	(3)	1
Total	$214,975	$(1,607)	22	$22,692	$(858)	10	$237,667	$(2,465)	32

	December 31, 2018
	Less than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Agency RMBS Interest-Only Strips	$3,277	$(124)	7	$3,917	$(283)	9	$7,194	$(407)	16
Agency CMBS	29,413	(307)	3	879,549	(29,287)	72	908,962	(29,594)	75
Subtotal Agency	32,690	(431)	10	883,466	(29,570)	81	916,156	(30,001)	91

Non-Agency RMBS	—	—	—	500	—	1	500	—	1
Non-Agency RMBS Interest-Only Strips	957	(7)	2	—	—	—	957	(7)	2
Non-Agency CMBS	65,339	(712)	7	19,323	(1,933)	3	84,662	(2,645)	10
Subtotal Non-Agency	66,296	(719)	9	19,823	(1,933)	4	86,119	(2,652)	13

Other securities	15,208	(390)	2	—	—	—	15,208	(390)	2
Total	$114,194	$(1,540)	21	$903,289	$(31,503)	85	$1,017,483	$(33,043)	106

     At September 30, 2019, the Company did not intend to sell any of its MBS and other securities that were in an unrealized loss position, and it is "more likely than not" that that Company will not be required to sell these MBS and other securities before recovery of their amortized cost basis, which may be at their maturity date.

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

The following table presents the OTTI the Company recorded on its securities portfolio (dollars in thousands):

	Three months ended September 30, 2019	Three months ended September 30, 2018	Nine months ended September 30, 2019	Nine months ended September 30, 2018
Agency RMBS(1)	$49	$320	$74	$663
Non-Agency RMBS	27	159	1,204	269
Non-Agency CMBS	1,588	2,054	4,506	7,491
Other securities	155	—	562	—
Total	$1,819	$2,533	$6,346	$8,423

(1) Other-than-temporary impairment on Agency RMBS includes impairments on Agency RMBS IOs and unrealized loss on Agency RMBS securities that we had the intent to sell at the end of the period, if applicable.

The following tables present components of interest income on the Company’s MBS and other securities for the three and nine months ended September 30, 2019 and September 30, 2018, respectively (dollars in thousands):

	For the three months ended September 30, 2019			For the three months ended September 30, 2018
	Coupon Interest	Net (Premium Amortization/Amortization Basis) Discount Amortization	Interest Income	Coupon Interest	Net (Premium Amortization/Amortization Basis) Discount Amortization	Interest Income
Agency RMBS	$4,723	$(981)	$3,742	$4,551	$(1,138)	$3,413
Agency CMBS	14,544	(764)	13,780	13,812	(298)	13,514
Non-Agency RMBS	1,120	(564)	556	2,139	(536)	1,603
Non-Agency CMBS	3,696	1,048	4,744	5,379	1,469	6,848
Other securities	2,924	(1,636)	1,288	3,674	(1,660)	2,014
Total	$27,007	$(2,897)	$24,110	$29,555	$(2,163)	$27,392

	Nine months ended September 30, 2019			Nine months ended September 30, 2018
	Coupon Interest	Net (Premium Amortization/Amortization Basis) Discount Amortization	Interest Income	Coupon Interest	Net (Premium Amortization/Amortization Basis) Discount Amortization	Interest Income
Agency RMBS	$8,389	$(2,256)	$6,133	$17,471	$(4,112)	$13,359
Agency CMBS	38,100	(1,553)	36,547	45,753	(266)	45,487
Non-Agency RMBS	3,712	(1,752)	1,960	5,616	(685)	4,931
Non-Agency CMBS	9,975	3,294	13,269	15,362	5,873	21,235
Other securities	8,883	(4,985)	3,898	11,610	(4,825)	6,785
Total	$69,059	$(7,252)	$61,807	$95,812	$(4,015)	$91,797

The following tables present the sales and realized gain (loss) of the Company’s MBS and other securities for the three and nine months ended September 30, 2019 and September 30, 2018, respectively (dollars in thousands):

	For the three months ended September 30, 2019				For the three months ended September 30, 2018
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Agency RMBS	$205,310	$1,560	$—	$1,560	$—	$—	$—	$—
Agency CMBS	356,967	20,268	—	20,268	641,677	—	(25,640)	(25,640)
Non-Agency CMBS	24,288	134	(210)	(76)	73,848	2,411	(2,712)	(301)
Other securities	—	—	—	—	13,712	1,712	—	1,712
Total	$586,565	$21,962	$(210)	$21,752	$729,237	$4,123	$(28,352)	$(24,229)

	Nine months ended September 30, 2019				Nine months ended September 30, 2018
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Agency RMBS	$205,310	$1,560	$—	$1,560	$209,581	$18	$(4,531)	$(4,513)
Agency CMBS	563,677	20,268	(4,189)	16,079	768,544	—	(30,656)	(30,656)
Non-Agency RMBS	—	—	—	—	51,958	3,114	—	3,114
Non-Agency CMBS	39,453	317	(1,064)	(747)	80,554	2,472	(3,148)	(676)
Other securities	—	—	—	—	35,469	3,469	—	3,469
Total	$808,440	$22,145	$(5,253)	$16,892	$1,146,106	$9,073	$(38,335)	$(29,262)

Unconsolidated CMBS VIEs

The Company’s economic interests held in unconsolidated CMBS VIEs are limited in nature to those of a passive holder of CMBS issued by securitization trusts; the Company was not involved in the design or creation of the securitization trusts. The Company evaluates its CMBS holdings, for potential consolidation of the securitized trust, in which it owns the most subordinate tranche or a portion of the controlling class. As of September 30, 2019 and December 31, 2018, the Company held ten and seven variable interests in unconsolidated CMBS VIEs, respectively, in which it either owned the most subordinate class or a portion of the controlling class. The Company determined it was not the primary beneficiary and accordingly, the CMBS VIEs were not consolidated in the Company’s consolidated financial statements. As of September 30, 2019 and December 31, 2018, the Company’s maximum exposure to loss from these variable interests did not exceed the carrying value of these investments of $129.1 million and $118.4 million. These investments are classified in "Non-Agency mortgage-backed securities, at fair value" in the Company’s Consolidated Balance Sheets. Further, as of September 30, 2019 and December 31, 2018, the Company did not guarantee any obligations of unconsolidated entities or enter into any commitment or intent to provide funding to any such entities.

Note 5 — Residential Whole Loans and Bridge Loans

Residential Whole-Loan Trust

The consolidated financial statements include the consolidation of Revolving Mortgage Investment Trust 2015-1QR2 ("RMI 2015 Trust") since it met the definition of a VIE and the Company determined that it was the primary beneficiary of the trust because it was involved in the design of the trust, has oversight rights on defaulted assets and has other significant decision making powers. In addition, the Company has the obligation to absorb losses to the extent of its ownership interest and the right to receive benefits from the trust that could potentially be significant to the trust.  RMI 2015 Trust has issued a trust certificate that is wholly owned by the Company and represents the entire beneficial interest in pools of Non-QM Residential Whole Loans held by the trust. As of September 30, 2019 and December 31, 2018, the Company financed the trust certificate with $82.0 million and $618.7 million, respectively, on long term financing facilities which automatically roll until such time as they are terminated or until certain conditions of default. The financing liability is held outside the trust. The Company classifies the underlying Residential Whole Loans owned by the trust in "Residential Whole Loans, at fair value" in the Consolidated Balance Sheets and has eliminated the intercompany trust certificate in consolidation.

In August 2018, the Company formed Revolving Mortgage Investment Trust 2018-RCR ("RCR Trust") to acquire Conforming Residential Whole Loans. The Company determined that RCR Trust was a VIE and that the Company was the primary beneficiary of the trust because it was involved in the design of the trust, has oversight rights on defaulted assets and has other significant decision making powers. In addition, the Company has the obligation to absorb losses to the extent of its ownership interest and the right to receive benefits from the trust that could potentially be significant to the trust. As of September 30, 2019 and December 31, 2018, the Company financed the trust certificate with $189.8 million and $250.4 million, respectively, of repurchase agreements, which is a liability held outside the trust. The Company classifies the underlying conforming mortgages owned by the trust in "Residential Whole Loans, at fair value" in the Consolidated Balance Sheets. The Company has eliminated the intercompany trust certificate in consolidation.

In September 2018, the Company formed Revolving Mortgage Investment Trust 2018-RNR ("RNR Trust") to acquire Non-QM Residential Whole Loans. The Company determined that RNR Trust was a VIE and that the Company was the primary beneficiary because it was involved in the design of the trust, has oversight rights on defaulted assets and has other significant decision making powers. In addition, the Company has the obligation to absorb losses to the extent of its ownership interest and the right to receive benefits from the trust that could potentially be significant to the trust. As of September 30, 2019 and December 31, 2018, the Company's trust certificate was financed with $8.1 million and $15.1 million, respectively, of repurchase agreements, which is a liability held outside the trust. The Company classifies the underlying Non-QM Residential Whole Loans in "Residential Whole Loans, at fair value" in the Consolidated Balance Sheets. The Company has eliminated the intercompany trust certificate in consolidation.

In May 2019, the Company completed a residential mortgage-backed securitization comprised of a portion of its Residential Whole Loan portfolio. During the securitization, RMI 2015 Trust and RNR Trust collectively transferred $945.5 million of Non-QM Residential Whole Loans, to a wholly owned subsidiary of the Company, Arroyo Mortgage Trust 2019-2 ("Arroyo Trust"). The Company issued $919.0 million of mortgage-backed notes and retained all the subordinate and residual debt securities ("Owner Certificates"), which includes the required the 5% eligible risk retention. Refer to Note 7 - "Financings" for details on the associated securitized . The Company determined that Arroyo Trust was a VIE and that the Company was also the primary beneficiary because the Manager was involved in the design of the trust and the Company has significant decision making powers. In addition, the Company has the obligation to absorb losses to the extent of its ownership interest and the right to receive benefits from the Arroyo Trust that could potentially be significant to the trust. The Company classifies the underlying Non-QM Residential Whole Loans in "Residential Whole Loans, at fair value" in the Consolidated Balance Sheets. The Company has eliminated the intercompany Owner Certificates in consolidation.

Residential Bridge Loan Trust

In February 2017, The Company formed Revolving Mortgage Investment Trust 2017-BRQ1 ("RMI 2017 Trust") and acquired the trust certificate, which represents the entire beneficial interest in pools of Residential Bridge Loans and certain Residential Whole Loans held by the trust. Residential Bridge Loans are mortgage loans secured by residences, typically short-term. The Company determined that RMI Trust was a VIE and that the Company was the primary beneficiary because it was involved in the design of the trust, has oversight rights on defaulted assets and has other significant decision making powers. In addition, the Company has the obligation to absorb losses to the extent of its ownership interest and the right to receive benefits from the trust that could potentially be significant to the trust. As of September 30, 2019 and December 31, 2018, the Company financed the trust certificate with $52.8 million and $207.5 million, respectively, of repurchase agreement borrowings, which is a liability held outside the trust. The Company classifies both the underlying Residential Bridge Loans carried at amortized cost and the Residential Bridge Loans that it elected the fair value option in "Residential Bridge Loans" and the Residential Whole Loans in "Residential Whole Loans, at fair value" in the Consolidated Balance Sheets. The Company has eliminated the intercompany trust certificate in consolidation.

Consolidated Residential Whole-Loan and Residential Bridge Loan Trusts

The Company assesses modifications to VIEs on an ongoing basis to determine if a significant reconsideration event has occurred that would change the Company’s initial consolidation assessment.  The four consolidated Residential Whole-Loan trusts collectively hold 3,073 Residential Whole Loans and the consolidated Bridge Loan Trust holds 96 Residential Bridge Loans and 11 Residential Whole Loans as of September 30, 2019.

The following table presents a summary of the assets and liabilities of the consolidated residential whole loan trusts and residential bridge loan trust included in the Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018 (dollars in thousands):

	September 30, 2019	December 31, 2018
Cash and cash equivalents	$1,512	$674
Residential Whole Loans, at fair value ($1,209,237 and $1,041,885 pledged as collateral, at fair value, respectively)	1,209,237	1,041,885
Residential Bridge Loans ($46,159 and $211,766 at fair value and $50,675 and $221,486 pledged as collateral, respectively)	50,675	221,486
Commercial loan, at fair value	—	30,000
Investment related receivable	32,033	42,945
Interest receivable	6,974	11,807
Other assets	253	178
Total assets	$1,300,684	$1,348,975
Securitized debt, net	$854,559	$—
Interest payable	2,457	—
Accounts payable and accrued expenses	255	677
Other liabilities	—	225
Total liabilities	$857,271	$902

The Company’s risk with respect to its investment in each residential loan trust is limited to its direct ownership in the trust. The Residential Whole Loans, Residential Bridge Loans and Commercial Loan held by the consolidated trusts are held solely to satisfy the liabilities of the trust, and creditors of the trust have no recourse to the general credit of the Company. The Company is not contractually required and has not provided any additional financial support to the trusts for the three and nine months ended September 30, 2019 and September 30, 2018.

The following table presents the components of the carrying value of Residential Whole Loans and Residential Bridge Loans as of September 30, 2019 and December 31, 2018 (dollars in thousands):

	Residential Whole Loans, at Fair Value		Residential Bridge Loans, at Fair Value(1)		Residential Bridge Loans, at Amortized Cost(1)
	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Principal balance	$1,169,131	$1,023,524	$49,131	$212,491	$5,335	$9,766
Unamortized premium	21,925	17,629	108	1,164	7	16
Unamortized discount	(2,957)	(3,145)	(29)	(316)	(23)	(62)
Amortized cost	1,188,099	1,038,008	49,210	213,339	5,319	9,720
Gross unrealized gains	22,763	7,573	38	212	N/A	N/A
Gross unrealized losses	(1,625)	(3,696)	(1,194)	(1,552)	N/A	N/A
Fair value	$1,209,237	$1,041,885	$48,054	$211,999	N/A	N/A

(1) These loans are classified in "Residential Bridge Loans" in the Consolidated Balance Sheets.

Residential Whole Loans

The Residential Whole Loans have low LTV's and are comprised of 2,404 Non-QM adjustable rate mortgages, 669 conforming fixed rate mortgages and 11 investor fixed rate mortgages.  The following tables present certain information about the Company’s Residential Whole-Loan investment portfolio at September 30, 2019 and December 31, 2018 (dollars in thousands):

September 30, 2019
			Weighted Average
Current Coupon Rate	Number of Loans	Principal Balance	Original LTV	Original FICO Score(1)	Expected Life (years)(2)	Contractual Maturity (years)	Coupon Rate
3.01 – 4.00%	59	$19,327	61.3%	736	2.1	28.3	3.9%
4.01– 5.00%	1,336	447,474	61.9%	741	2.4	28.4	4.8%
5.01 – 6.00%	1,581	663,426	63.3%	735	2.6	28.3	5.4%
6.01 – 7.00%	106	38,458	56.5%	724	3.8	25.3	6.2%
7.01 - 8.00%	1	353	70.0%	777	2.8	28.3	7.2%
8.01 - 9.00%	1	93	70.0%	689	3.9	28.3	8.4%
Total	3,084	$1,169,131	62.5%	737	2.6	28.2	5.2%

(1)
The original FICO score is not available for 260 loans with a principal balance of approximately $87.5 million at September 30, 2019. The Company has excluded these loans from the weighted average computations.

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

The following table presents the various states across the United States in which the collateral securing the Company’s Residential Whole Loans at September 30, 2019 and December 31, 2018, based on principal balance, is located (dollars in thousands):

September 30, 2019			December 31, 2018
State	State Concentration	Principal Balance	State	State Concentration	Principal Balance
California	69.1%	$807,730	California	67.1%	$686,275
New York	14.8%	173,566	New York	17.1%	175,390
Georgia	2.6%	30,916	Georgia	2.6%	26,918
Florida	2.5%	28,882	Massachusetts	2.1%	21,197
New Jersey	2.0%	22,890	Florida	1.9%	19,942
Other	9.0%	105,147	Other	9.2%	93,802
Total	100.0%	$1,169,131	Total	100.0%	$1,023,524

Residential Bridge Loans

The Residential Bridge Loans are comprised of short-term non-owner occupied fixed rate loans secured by single or multi-unit residential properties, with LTVs generally not to exceed 85%. The following tables present certain information about the Company’s Residential Bridge Loan investment portfolio at September 30, 2019 and December 31, 2018 (dollars in thousands):

September 30, 2019
			Weighted Average
Current Coupon Rate	Number of Loans	Principal Balance	Original LTV	Contractual Maturity (months)	Coupon Rate
6.01 – 7.00%	1	$394	75.0%	—	7.0%
7.01 – 8.00%	18	13,117	72.9%	5.4	7.8%
8.01 – 9.00%	32	20,658	72.4%	7.0	8.7%
9.01 – 10.00%	27	10,934	73.4%	5.4	9.8%
10.01 – 11.00%	11	3,538	72.6%	1.3	10.7%
11.01 – 12.00%	9	2,307	61.0%	1.8	11.3%
12.01 – 13.00%	3	307	68.3%	2.0	12.7%
13.01 – 14.00%	1	1,125	75.0%	—	13.5%
17.01 – 18.00%	5	2,086	73.3%	—	18.0%
Total	107	$54,466	72.3%	5.7	9.4%

December 31, 2018
			Weighted Average
Current Coupon Rate	Number of Loans	Principal Balance	Original LTV	Contractual Maturity (months)	Coupon Rate
6.01 - 7.00%	8	$3,169	60.4%	1.1	6.7%
7.01 – 8.00%	95	53,911	73.1%	6.3	7.8%
8.01 – 9.00%	180	86,764	72.3%	5.6	8.7%
9.01 – 10.00%	143	53,804	74.0%	4.5	9.7%
10.01 – 11.00%	43	10,150	72.7%	4.0	10.7%
11.01 – 12.00%	28	8,274	69.8%	4.5	11.4%
12.01 – 13.00%	11	2,743	75.8%	5.2	12.8%
13.01 – 14.00%	1	88	65.0%	4.0	14.0%
17.01 – 18.00%	11	3,354	73.7%	2.3	18.0%
Total	520	$222,257	72.7%	5.3	9.1%

The following table presents the U.S. states in which the collateral securing the Company’s Residential Bridge Loans at September 30, 2019 and December 31, 2018, based on principal balance, is located (dollars in thousands):

September 30, 2019			December 31, 2018
State	Concentration	Principal Balance	State	Concentration	Principal Balance
California	54.1%	$29,442	California	53.9%	$119,761
Washington	12.9%	7,004	New York	9.5%	21,160
New York	8.5%	4,645	Washington	6.6%	14,711
Florida	6.7%	3,626	Florida	5.7%	12,672
District of Columbia	3.1%	1,671	New Jersey	4.7%	10,419
Other	14.7%	8,078	Other	19.6%	43,534
Total	100.0%	$54,466	Total	100.0%	$222,257

Non-performing Loans

Residential Whole Loans

As of September 30, 2019, there were 9 Residential Whole Loans carried at fair value in non-accrual status with an unpaid principal balance of approximately $4.8 million and a fair value of $4.6 million. These nonperforming loans represent approximately 0.4% of the total outstanding principal balance. No allowance or provision for credit losses was recorded as of and for the three and nine months ended September 30, 2019 and September 30, 2018, since the valuation adjustment, if any, would be reflected in the fair value of these loans. The Company stopped accruing interest income for these loans when they became contractually 90 days delinquent. As December 31, 2018, there were no Residential Whole-Loans in non-accrual status.

Residential Bridge Loans

As of September 30, 2019, there were 4 Residential Bridge Loans carried at amortized cost in non-accrual status with an unpaid principal balance of approximately $2.0 million and 30 Residential Bridge Loans carried at fair value in non-accrual status with an unpaid principal balance of approximately $13.6 million and a fair value of $12.9 million. These nonperforming loans represent approximately 28.7% of the total outstanding Bridge Loans principal balance of $54.5 million. These loans are collateral dependent with a weighted average original LTV of 71%. As of December 31, 2018, there were 3 Residential Bridge Loans carried at amortized cost in non-accrual status with an unpaid principal balance of approximately $1.1 million and 9 Residential Bridge Loans carried at fair value in non-accrual status with an unpaid principal balance of $4.0 million and a fair value of $3.8 million. These nonperforming loans represented approximately 2.3% of the total outstanding Bridge Loans principal balance of $222.3 million. These loans are collateral dependent with a weighted average original LTV of 70%. No allowance or provision for credit losses for loans carried at amortized costs was recorded as of and for the three and nine months ended September 30, 2019 and September 30, 2018, since the fair value of the collateral balance less the cost to sell was in excess of the outstanding principal and interest balances. No allowance or provision for credit losses was recorded for loans carried at fair value as of and for the three and nine months ended September 30, 2019 and September 30, 2018, since the valuation adjustment, if any, would be reflected in the fair value of these loans. The Company stopped accruing interest income for these loan when they became contractually 90 days delinquent.

As of September 30, 2019, the Company had real estate owned ("REO") with an aggregate carrying value of $3.4 million related to foreclosed Bridge Loans. The REO properties are held for sale and accordingly carried at the lower of cost or fair value less cost to sell. The REO properties are classified in "Other Assets" in the Consolidated Balance Sheet.

Note 6 — Commercial Loans

Securitized Commercial Loans

Securitized commercial loans is comprised of commercial loans from consolidated third party sponsored CMBS VIE's. At September 30, 2019, the Company had variable interests in two CMBS VIEs, CMSC Trust 2015 - Longhouse MZ and RETL 2019-RVP, that it determined it was the primary beneficiary and was required to consolidate. The commercial loans that serve as collateral for the securitized debt issued by these VIE's can only be used to settle the securitized debt. Refer to Note 7 - "Financings" for details on the associated securitized debt. The Company assesses modifications to VIEs on an ongoing basis to determine if a significant reconsideration event has occurred that would change the Company’s initial consolidation assessment.

CMSC Trust 2015 - Longhouse MZ

In November 2015, the Company acquired a $14.0 million interest in the trust certificate issued by CMSC Trust 2015 - Longhouse MZ (“CMSC Trust”), with an outstanding balance of $13.5 million and a fair value of $13.6 million at September 30, 2019. The Company determined that CMSC Trust was a VIE and that the Company was the primary beneficiary because it was involved in certain aspects of the design of the trust, has certain oversight rights on defaulted assets and has other significant decision making powers. In addition, the Company has the obligation to absorb losses to the extent of its ownership interest and the right to receive benefits from the trust that the Company believes could potentially be significant to the trust. As the primary beneficiary, the Company was required to consolidate CMSC Trust and accordingly its investment in CMSC Trust was eliminated in consolidation. The CMSC Trust holds a $24.2 million mezzanine loan collateralized by interests in commercial real estate.  The mezzanine loan serves as collateral for the $24.2 million of trust certificates issued. Refer to Note 7 - "Financings" for details on the associated securitized debt.

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

RETL 2018 was refinanced with a new securitization RETL 2019-RVP ("RETL 2019 Trust") in March 2019. The Company acquired a $65.3 million interest in the trust certificates issued by the RETL 2019 Trust, including $45.3 million which represents the 5% eligible risk retention certificate. The Company determined that RETL 2019 Trust was a VIE and that the Company was also the primary beneficiary because the Manager was involved in certain aspects of the design of the trust and the Company together with other related party entities own more than 50% of the controlling class. As the primary beneficiary, the Company consolidated RETL 2019 Trust and its investment in the trust certificates (HRR class and a portion of the C class) of RETL 2019 Trust were eliminated in the consolidation. The RETL 2019 Trust holds a commercial loan collateralized by first mortgages, deeds of trusts and interests in commercial real estate. The outstanding principal balance on this commercial loan is $674.3 million as of September 30, 2019. The loan's stated maturity date is March 15, 2021 (subject to the borrower's option to extend the initial stated maturity date for two successive one-year terms) and bears an interest rate of one month LIBOR plus 2.30%.

Commercial Loans

In January 2019, WMC CRE LLC ("CRE LLC"), a wholly-owned subsidiary of the Company, and WMC CRE Mezzanine Loan Subsidiary LCC ("CRE Mezz"), a wholly-owned subsidiary of CRE LLC, were formed for the purpose of acquiring commercial loans.

The following table presents the commercial loans held by CRE LLC and CRE Mezz as of September 30, 2019 (dollars in thousands):

Loan	Acquisition Date	Loan Type	Principal Balance	Fair Value	Original LTV	Interest Rate	Maturity Date	Extension Option	Collateral
CRE 1	March 2018	Interest-Only Mezzanine loan	$20,000	$20,000	71%	1-Month LIBOR plus 6.5%	11/15/2019	Three One-Year Extensions	Hotel
CRE 2	June 2018	Interest-Only First Mortgage	30,000	30,000	65%	1-Month LIBOR plus 4.5%	6/9/2020	One-Year Extension	Hotel
CRE 4	June 2019	Principal & Interest First Mortgage	50,000	50,000	75%	1-Month LIBOR plus 4.75%	1/11/2022	Two One-Year Extensions	Nursing Facilities
CRE 5	August 2019	Interest-Only Mezzanine loan	90,000	90,000	58%	1-Month LIBOR plus 9.25%	6/29/2021	Two-Year First Extension and One-Year Second Extension	Entertainment and Retail
CRE 6	September 2019	Interest-Only First Mortgage	40,000	40,000	63%	1-Month LIBOR plus 3.02%	8/6/2021	Two One-Year Extensions	Retail
			$230,000	$230,000

Commercial Loan Trust

In March 2018, the Company formed the Revolving Small Balance Commercial Trust 2018-1 ("RSBC Trust") to acquire commercial real estate mortgage loans. The Company determined that the wholly owned RSBC Trust was a VIE and that the Company was the primary beneficiary because it was involved in the design of the trust and holds significant decision making powers. In addition, the Company has the obligation to absorb losses to the extent of its ownership interest and the right to receive benefits from the trust that could potentially be significant to the trust. As of September 30, 2019, the Company financed the trust certificate with $137.8 million of repurchase agreements, which is a liability held outside the trust.

The following table presents the commercial real estate loans held by RSBC Trust as of September 30, 2019 (dollars in thousands):

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
(3) Subject to LIBOR floor of 2%.
(4) Acquired $49.6 million of the loan in September 2018 and the remaining $65.9 million in October 2018

Consolidated Securitized Commercial Loan Trusts and Commercial Loan Trust

The Company assesses modifications to VIEs on an ongoing basis to determine if a significant reconsideration event has occurred that would change the Company’s initial consolidation assessment.  The three consolidated trusts, CMSC Trust, RETL 2019 Trust and RSBC Trust collectively hold seven commercial loans as of September 30, 2019.

The following table presents a summary of the assets and liabilities of the three consolidated trusts included in the Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018 (dollars in thousands):

	September 30, 2019	December 31, 2018
Cash	$447	$—
Restricted cash	36,456	55,808
Securitized commercial loans, at fair value	701,835	1,013,511
Commercial Loans, at fair value	212,032	166,123
Interest receivable	2,738	3,733
Total assets	$953,508	$1,239,175
Securitized debt, at fair value	$612,282	$949,626
Interest payable	1,257	2,419
Accounts payable and accrued expenses	33	31
Other liabilities	36,456	55,808
Total liabilities	$650,028	$1,007,884

The Company’s risk with respect to its investment in each commercial loan trust is limited to its direct ownership in the trust. The commercial loans held by the consolidated trusts are held solely to satisfy the liabilities of the trust, and creditors of the trust have no recourse to the general credit of the Company. The assets of a consolidated trust can only be used to satisfy the obligations of that trust. The Company is not contractually required and has not provided any additional financial support to the trusts for the three and nine months ended September 30, 2019 and September 30, 2018.

The following table presents the components of the carrying value of the commercial real estate loans as of September 30, 2019 and December 31, 2018 (dollars in thousands):

	CMSC Trust Securitized Commercial Loan, at Fair Value		RETL Trust Securitized Commercial Loan, at Fair Value		RSBC Trust Commercial Loans, at Fair Value		Commercial Loans, at Fair Value
	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Principal balance	$24,153	$24,456	$674,331	$988,609	$212,032	$166,432	$230,000	$50,000
Unamortized premium	—	—	2,262	431	—	—	—	—
Unamortized discount	—	—	—	—	(620)	(736)	(309)	(205)
Amortized cost	24,153	24,456	676,593	989,040	211,412	165,696	229,691	49,795
Gross unrealized gains	79	—	1,010	29	620	427	309	205
Gross unrealized losses	—	(14)	—	—	—	—	—	—
Fair value	$24,232	$24,442	$677,603	$989,069	$212,032	$166,123	$230,000	$50,000

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

     Certain of the repurchase agreements provide the counterparty with the right to terminate the agreement if the Company does not maintain certain equity and leverage metrics, the most restrictive of which include a limit on leverage based on the composition of the Company’s portfolio.  For all the repurchase agreements with outstanding borrowings, the Company was in compliance with the terms of such financial tests as of September 30, 2019.

As of September 30, 2019, the Company had 33 master repurchase agreements with its counterparties and borrowings under 20 of the 33 master repurchase agreements. The following table summarizes certain characteristics of the Company’s repurchase agreements at September 30, 2019 and December 31, 2018 (dollars in thousands):

	September 30, 2019			December 31, 2018
Securities Pledged	Repurchase Agreement Borrowings	Weighted Average Interest Rate on Borrowings Outstanding at end of period	Weighted Average Remaining Maturity (days)	Repurchase Agreement Borrowings	Weighted Average Interest Rate on Borrowings Outstanding at end of period	Weighted Average Remaining Maturity (days)
Short Term Borrowings:
Agency RMBS	$366,488	2.31%	49	$14,650	3.09%	21
Agency CMBS	1,640,190	2.36%	29	1,392,649	2.71%	40
Non-Agency RMBS	31,071	3.67%	8	30,922	4.06%	18
Non-Agency CMBS	201,751	3.28%	28	134,814	4.05%	48
Residential Whole Loans (1)	10,854	3.96%	36	863,356	4.08%	93
Residential Bridge Loans (1)	50,092	4.26%	28	204,754	4.50%	25
Commercial Loans (1)	137,821	4.33%	28	131,788	4.55%	26
Securitized commercial loans (1)	32,893	3.13%	9	7,543	4.30%	15
Other securities	57,061	3.55%	30	38,361	4.18%	26
Subtotal	2,528,221	2.63%	31	2,818,837	3.45%	54
Long Term Borrowings:
Residential Whole Loans (1) (2)	271,887	3.68%	653	—	—%	—
Commercial Loans (2)	125,000	4.29%	641	—	—%	—
Subtotal	396,887	3.87%	649	—	—%	—
Total	$2,925,108	2.80%	115	$2,818,837	3.45%	54

(1)	Repurchase agreement borrowings on loans owned are through trust certificates. The trust certificates are eliminated upon consolidation.

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

      At September 30, 2019 and December 31, 2018, repurchase agreements collateralized by investments had the following remaining maturities:

(dollars in thousands)	September 30, 2019	December 31, 2018
1 to 29 days	1,695,132	1,867,957
30 to 59 days	623,323	144,778
60 to 89 days	209,766	555,695
Greater than or equal to 90 days	396,887	250,407
Total	$2,925,108	$2,818,837

At September 30, 2019, the following table reflects amounts of collateral at risk under its repurchase agreements greater than 10% of the Company's equity with any counterparty (dollars in thousands):

	September 30, 2019
Counterparty	Amount of Collateral at Risk, at fair value	Weighted Average Remaining Maturity (days)	Percentage of Stockholders’ Equity
Credit Suisse AG, Cayman Islands Branch	$99,002	875	17.5%
Nomura Securities International, Inc.	78,468	28	13.9%

Collateral for Borrowings under Repurchase Agreements

The following table summarizes the Company’s collateral positions, with respect to its borrowings under repurchase agreements at September 30, 2019 and December 31, 2018 (dollars in thousands):

	September 30, 2019			December 31, 2018
	Assets Pledged	Accrued Interest	Assets Pledged and Accrued Interest	Assets Pledged	Accrued Interest	Assets Pledged and Accrued Interest
Assets pledged for borrowings under repurchase agreements:
Agency RMBS, at fair value	$379,998	$1,380	$381,378	$19,837	$453	$20,290
Agency CMBS, at fair value	1,739,015	4,592	1,743,607	1,486,142	4,262	1,490,404
Non-Agency RMBS, at fair value	47,256	441	47,697	50,555	479	51,034
Non-Agency CMBS, at fair value	270,434	1,088	271,522	186,552	915	187,467
Residential Whole Loans, at fair value (1)	300,551	2,282	302,833	1,041,885	8,145	1,050,030
Residential Bridge Loans (1)	50,675	778	51,453	221,486	3,528	225,014
Commercial Loans, at fair value (1)	422,032	2,311	424,343	196,123	1,067	197,190
Securitized commercial loans, at fair value (1)	44,244	140	44,384	13,688	88	13,776
Other securities, at fair value	82,875	143	83,018	59,780	147	59,927
Cash (2)	3,380	—	3,380	1,226	—	1,226
Total	$3,340,460	$13,155	$3,353,615	$3,277,274	$19,084	$3,296,358

(1)	Loans owned through trust certificates are pledged as collateral. The trust certificates are eliminated upon consolidation.

(2)	Cash posted as collateral is included in "Due from counterparties" in the Company’s Consolidated Balance Sheets.

A reduction in the value of pledged assets typically results in the repurchase agreement counterparties initiating a margin call. At September 30, 2019 and December 31, 2018, investments held by counterparties as security for repurchase agreements totaled approximately $3.3 billion and $3.3 billion, respectively. Cash collateral held by counterparties at September 30, 2019 and December 31, 2018 was $3.4 million and approximately $1.2 million, respectively.  Cash posted by repurchase agreement counterparties at September 30, 2019 and December 31, 2018, was $2.1 million and approximately $17.8 million, respectively.  In addition, at September 30, 2019 and December 31, 2018, the Company held securities with a fair value of $2.8 million and $5.2 million, respectively, received as collateral from its repurchase agreement counterparties to satisfy margin requirements.  The Company has the ability to repledge collateral received from its repurchase counterparties.

Convertible Senior Unsecured Notes

At September 30, 2019, the Company had $155.0 million aggregate principal amount of 6.75% convertible senior unsecured notes outstanding through two issuances described below.

In October 2017, the Company issued $115.0 million aggregate principal amount of 6.75% convertible senior unsecured notes for net proceeds of $111.1 million. The notes mature on October 1, 2022, unless earlier converted, redeemed or repurchased by the holders pursuant to their terms, and are not redeemable by the Company except during the final three months prior to maturity.

In August 2019, the Company issued an additional $40.0 million aggregate principal amount of 6.75% convertible senior unsecured notes (the "Reopened Notes") for net proceeds of $38.8 million after subtracting underwriting commissions and debt offering expenses. The Reopened Notes have substantially identical terms as the existing notes issued in October 2017. The notes mature on October 1, 2022, unless earlier converted, redeemed or repurchased by the holders pursuant to their terms, and are not redeemable by the Company except during the final three months prior to maturity.

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

Securitized Debt

CMSC Trust 2015 - Longhouse MZ

CMSC Trust issued $25.0 million in commercial pass-through certificates. The outstanding principal balance of the trust certificates was $24.2 million at September 30, 2019, with a fair value of $24.2 million. The trust certificates bear a fixed interest rate of 8.9% and mature on July 6, 2020. The Company owns $13.5 million of the trust certificates which was eliminated in consolidation and the remaining $10.6 million is held by related parties and is carried at a fair value of $10.7 million and recorded in "Securitized debt, net" in the consolidated balance sheets. At September 30, 2019, the commercial loan with an outstanding principal balance of approximately $24.2 million serves as collateral for the securitized debt of the CMSC Trust and is non-recourse to the Company.

RETL 2019 Trust

The following table summarizes RETL 2019 Trust's commercial mortgage pass-through certificates at September 30, 2019 (dollars in thousands):

Classes	Principal Balance	Coupon	Fair Value	Contractual Maturity
Class A	$219,431	3.2%	$219,567	3/15/2021
Class B	101,200	3.6%	101,389	3/15/2021
Class C	308,400	4.1%	309,362	3/15/2021
Class HRR	45,300	10.5%	45,310	3/15/2021
Class X-CP(1)	N/A	1.5%	1,945	4/15/2020
Class X-EXT(1)	N/A	N/A	31	3/15/2021
	$674,331		$677,604

(1) Class X-CP and Class X-EXT are interest-only classes with a notional balance of $308.4 million each.

The Company acquired $30.6 million of the class C certificates and the entire class of HRR certificates, which are eliminated in consolidation and the remaining RETL debt with a fair value of $601.6 million is recorded in "Securitized debt, net" in the consolidated balance sheets. Of the remaining outstanding principal balance of $598.5 million, excluding the interest-only debt securities, $62.3 million is owned by related parties and $536.1 million is owned by third parties. At September 30, 2019, the commercial loan with an outstanding principal balance of approximately $674.3 million serves as collateral for the securitized debt of the RETL and is non-recourse to the Company.

The securitized debt of the RETL 2019 Trust can only be settled with the commercial loan that serves as collateral for the securitized debt and is non-recourse to the Company.

Arroyo Trust

In May 2019, the Company completed a residential mortgage-backed securitization comprised of $945.5 million of Non-QM Residential Whole Loans, issuing $919.0 million of mortgage-backed notes. The Company did not elect the fair value option for these notes and accordingly they are recorded at their principal balance less unamortized deferred financing cost and classified in "Securitized Debt, Net" in the Consolidated Balance Sheets. The following table summarizes the issued Arroyo Trust's residential mortgage pass-through certificates, excluding the Owner Certificates, at September 30, 2019 (dollars in thousands):

Classes	Principal Balance	Coupon	Carrying Value	Contractual Maturity
Offered Notes:
Class A-1	$733,440	3.3%	$733,438	4/25/2049
Class A-2	39,299	3.5%	39,298	4/25/2049
Class A-3	62,261	3.8%	62,259	4/25/2049
Class M-1	25,055	4.8%	25,055	4/25/2049
Subtotal	$860,055		$860,050
Less: Unamortized Deferred Financing Costs	N/A		5,491
Total	$860,055		$854,559

The securitized debt of the Arroyo Trust can only be settled with the residential loans that serve as collateral for the securitized debt and is non-recourse to the Company. At September 30, 2019, Residential Whole Loans, with an outstanding principal balance of approximately $877.4 million, serve as collateral for the Arroyo Trust's securitized debt. The Company may redeem the offered notes on or after the earlier of (i) the three year anniversary of the closing date or ii) the date on which the aggregate collateral balance is 20% of the original principal balance. The notes are redeemable at their face value plus accrued interest.

Note 8 — Derivative Instruments

The Company’s derivatives may include interest rate swaps, options, futures contracts, TBAs, Agency and Non-Agency Interest-Only Strips that are classified as derivatives, credit default swaps and total return swaps.

The following table summarizes the Company’s derivative instruments at September 30, 2019 and December 31, 2018 (dollars in thousands):

			September 30, 2019		December 31, 2018
Derivative Instrument	Accounting Designation	Consolidated Balance Sheets Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate swaps, asset	Non-Hedge	Derivative assets, at fair value	$3,364,600	$345	$1,128,400	$2,057
Futures contracts, asset	Non-Hedge	Derivative assets, at fair value	60,300	808	—	—
Credit default swaps, asset	Non-Hedge	Derivative assets, at fair value	60,100	2,884	50,000	549
Total derivative instruments, assets				4,037		2,606

Interest rate swaps, liability	Non-Hedge	Derivative liability, at fair value	1,152,200	(68)	2,727,800	(5,473)
Futures contracts, liability	Non-Hedge	Derivative liability, at fair value	65,400	(1,518)	300,400	(4,657)
Credit default swaps, liability	Non-Hedge	Derivative liability, at fair value	90,900	(6,502)	—	—
Total derivative instruments, liabilities				(8,088)		(10,130)
Total derivative instruments, net				$(4,051)		$(7,524)

The following tables summarize the effects of the Company’s derivative positions, including Interest-Only Strips characterized as derivatives and TBAs, which are reported in "Gain (loss) on derivative instruments, net" in the Consolidated Statements of Operations for the three and nine months ended September 30, 2019 and September 30, 2018 (dollars in thousands):

	Realized Gain (Loss), net
Description	Other Settlements / Expirations	Variation Margin Settlement	Return (Recovery) of Basis	Mark-to-Market	Contractual interest income (expense), net(1)	Total
Three months ended September 30, 2019
Interest rate swaps	$(123)	$(56,121)	$1,655	$3,289	$60	$(51,240)
Interest rate swaptions	(332)	—	—	176	—	(156)
Interest-Only Strips— accounted for as derivatives	—	—	(590)	(420)	723	(287)
Options	1,378	—	—	(470)	—	908
Futures contracts	3,620	—	—	(710)	—	2,910
Credit default swaps	175	—	—	634	—	809
Total	$4,718	$(56,121)	$1,065	$2,499	$783	$(47,056)

Three months ended September 30, 2018
Interest rate swaps	$95	$25,250	$772	$(3,742)	$1,190	$23,565
Interest-Only Strips— accounted for as derivatives	—	—	(996)	(929)	1,209	(716)
Options	—	—	—	(253)	—	(253)
Futures contracts	4,232	—	—	(1,994)	—	2,238
Credit default swap	(83)	—	—	(492)	—	(575)
TBAs	(8)	—	—	374	—	366
Total	$4,236	$25,250	$(224)	$(7,036)	$2,399	$24,625

	Realized Gain (Loss), net
Description	Other Settlements / Expirations	Variation Margin Settlement	Return (Recovery) of Basis	Mark-to-Market	Contractual interest income (expense), net(1)	Total
Nine months ended September 30, 2019
Interest rate swaps	$(714)	$(152,559)	$4,859	$(453)	$4,989	$(143,878)
Interest rate swaptions	(332)	—	—	—	—	(332)
Interest-Only Strips— accounted for as derivatives	—	—	(1,840)	(460)	2,326	26
Options	1,378	—	—	—	—	1,378
Futures contracts	(6,720)	—	—	3,947	—	(2,773)
Credit default swaps	(414)	—	—	259	—	(155)
Total	$(6,802)	$(152,559)	$3,019	$3,293	$7,315	$(145,734)

Nine months ended September 30, 2018
Interest rate swaps	$114	$123,114	$1,064	$(1,497)	$886	$123,681
Interest-Only Strips— accounted for as derivatives	—	—	(2,970)	(959)	3,642	(287)
Options	(518)	—	—	47	—	(471)
Futures contracts	8,824	—	—	1,075	—	9,899
Credit default swap	(125)	—	—	(441)	—	(566)
TBAs	126	—	—	315	—	441
Total	$8,421	$123,114	$(1,906)	$(1,460)	$4,528	$132,697

At September 30, 2019 and December 31, 2018, the Company had cash pledged as collateral for derivatives which represents upfront cash collateral upon the Company entering into an interest rate swap transaction and cash collateral for other derivatives of approximately $87.0 million and $38.0 million, respectively, which is reported in "Due from counterparties" in the Consolidated Balance Sheets.

Interest rate swaps and interest rate swaptions

The Company enters into interest rate swaps and interest rate swaptions to mitigate its exposure to higher short-term interest rates in connection with its repurchase agreements.  Interest rate swaps generally involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the interest rate swap without exchange of the underlying notional amount.  Notwithstanding the foregoing, in order to manage its hedge position with regard to its liabilities, the Company on occasion will enter into interest rate swaps which involve the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the interest rate swap without exchange of the underlying notional amount. The Company also enters into forward starting swaps and interest rate swaptions to help mitigate the effects of changes in interest rates on a portion of its borrowings under repurchase agreements. Interest rate swaptions provide the Company the option to enter into an interest rate swap agreement for a predetermined notional amount, stated term and pay and receive interest rates in the future.  The Company generally enters into MAC (Market Agreed Coupon) interest rate swaps in which it may receive or make a payment at the time of entering such interest rate swap to compensate for the out of the market nature of such interest rate swap.  At September 30, 2019, the Company had made upfront cash collateral payments of $78.1 million, which is classified in "Due from counterparties" in the Consolidated Balance Sheets. Similar to all other interest rate swaps, these interest rate swaps are also subject to margin requirements as previously described.

The Company has not elected to account for its interest rate swaps as “hedges” under GAAP, accordingly the change in fair value of the interest rate swaps not designated in hedging relationships are recorded together with periodic net interest settlement amounts in "Gain (loss) on derivatives instruments, net" in the Consolidated Statements of Operations.

Interest Rate Swaps

The following tables provide additional information on our fixed pay interest rate swaps and the variable pay interest rate swap as of September 30, 2019 and December 31, 2018 (dollars in thousands):

	September 30, 2019
Fixed Pay Interest Rate Swap Remaining Term	Notional Amount	Average Fixed Pay Rate	Average Floating Receive Rate	Average Maturity (Years)
1 year or less	$200,000	1.8%	2.3%	0.7
Greater than 3 years and less than 5 years	1,182,500	2.5%	2.2%	4.4
Greater than 5 years	2,137,100	2.3%	2.2%	9.0
Total	$3,519,600	2.4%	2.2%	7.0

	September 30, 2019
Variable Pay Interest Rate Swap Remaining Term	Notional Amount	Average Variable Pay Rate	Average Fixed Receive Rate	Average Maturity (Years)
Greater than 1 year and less than 3 years	$225,000	2.3%	2.4%	1.6
Greater than 5 years	772,200	2.2%	2.3%	8.3
Total	$997,200	2.3%	2.4%	6.8

	December 31, 2018
Fixed Pay Interest Rate Swap Remaining Term	Notional Amount	Average Fixed Pay Rate	Average Floating Receive Rate	Average Maturity (Years)
1 year or less	$400,000	1.5%	2.8%	0.5
Greater than 1 year and less than 3 years	200,000	1.8%	2.6%	1.4
Greater than 3 years and less than 5 years	1,104,700	2.3%	2.5%	3.8
Greater than 5 years	1,423,100	2.5%	2.5%	9.9
Total	$3,127,800	2.3%	2.6%	6.0

	December 31, 2018
Variable Pay Interest Rate Swap Remaining Term	Notional Amount	Average Variable Pay Rate	Average Fixed Receive Rate	Average Maturity (Years)
Greater than 5 years	$728,400	2.5%	2.4%	8.3
Total	$728,400	2.5%	2.4%	8.3

Futures Contracts

The Company may enter into Eurodollar, Volatility Index, and U.S. Treasury futures. As of September 30, 2019, the Company had entered into contracts to buy or long positions for U.S. Treasuries with a notional amount of $125.7 million, with a fair value in a liability position of $710 thousand and an expiration date of December 2019. As of December 31, 2018, the Company had entered into contracts to sell or short positions for U.S. Treasuries with a notional amount of $300.4 million, with a fair value in a liability position of $4.7 million and an expiration date of March 2019.

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

Credit Default Swaps

The Company entered into credit default swaps and, in the future, may continue to enter into these types of credit derivatives. Under these instruments, the buyer makes a monthly premium payment over the term of the contract in exchange for the seller making a payment for losses of the reference securities, upon the occurrence of a specified credit event.

Note 9 — Offsetting Assets and Liabilities

The following tables present information about certain assets and liabilities that are subject to master netting agreements (or similar agreements) and can potentially be offset in the Company’s Consolidated Balance Sheets at September 30, 2019 and December 31, 2018 (dollars in thousands):

	September 30, 2019
	Gross Amounts	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
Description				Financial Instruments(1)	Cash Collateral (1)
Derivative Assets
Agency and Non-Agency Interest-Only Strips, accounted for as derivatives included in MBS	$9,560	$—	$9,560	$(7,462)	$—	$2,098
Derivative asset, at fair value	4,037	—	4,037	(3,760)	—	277
Total derivative assets	$13,597	$—	$13,597	$(11,222)	$—	$2,375

Derivative Liabilities and Repurchase Agreements
Derivative liability, at fair value(2)	$8,088	$—	$8,088	$(3,760)	$(709)	$3,619
Repurchase Agreements(3)	2,925,108	—	2,925,108	(2,925,108)	—	—
Total derivative liability	$2,933,196	$—	$2,933,196	$(2,928,868)	$(709)	$3,619

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

(2)	Cash collateral pledged against the Company’s derivative counterparties was approximately $86.8 million as of September 30, 2019.

(3)	The carrying value of investments pledged against the Company’s repurchase agreements was approximately $3.3 billion as of September 30, 2019.

	December 31, 2018
	Gross Amounts	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments(1)	Cash Collateral (1)
Derivative Assets
Agency and Non-Agency Interest-Only Strips, accounted for as derivatives included in MBS	$11,860	$—	$11,860	$(11,860)	$—	$—
Derivative asset, at fair value(2)	2,606	—	2,606	(2,057)	—	549
Total derivative assets	$14,466	$—	$14,466	$(13,917)	$—	$549

Derivative Liabilities and Repurchase Agreements
Derivative liability, at fair value(2)(3)	$10,130	$—	$10,130	$(2,057)	$(8,073)	$—
Repurchase Agreements(4)	2,818,837	—	2,818,837	(2,818,837)	—	—
Total derivative liability	$2,828,967	$—	$2,828,967	$(2,820,894)	$(8,073)	$—

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

In addition, the Company may be required to reimburse the Manager for certain expenses as described below, and shall reimburse the Manager for the compensation paid to the Company’s chief financial officer, controller and their staff. Expense reimbursements to the Manager are made in cash on a regular basis. The Company’s reimbursement obligation is not subject to any dollar limitation. Because the Manager’s personnel perform certain legal, accounting, due diligence tasks and other services that outside professionals or outside consultants otherwise would perform, the Manager may be paid or reimbursed for the documented cost of performing such tasks, provided that such costs and reimbursements are in amounts which are no greater than those which would be payable to outside professionals or consultants engaged to perform such services pursuant to agreements negotiated on an arm’s-length basis.

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
In September 2018, the Company completed a secondary public offering in which it sold 6,500,000 shares of its common stock for net proceeds of approximately $67.7 million after subtracting underwriting commissions and offering expenses. Refer to Note12- "Stockholders' Equity" for details on the secondary public offering. The Company's Manager did not earn a management fee on the issued equity through March 31, 2019, to reduce any impact on earnings as the Company fully deployed the capital into its target assets.
     For the three months ended September 30, 2019 and September 30, 2018, the Company incurred approximately $1.8 million and approximately $2.3 million in management fees, respectively. For the nine months ended September 30, 2019 and September 30, 2018, the Company incurred approximately $5.4 million and approximately $6.7 million in management fees, respectively.

In addition to the management fee, the Company is also responsible for reimbursing the Manager for certain expenses paid by the Manager on behalf of the Company as defined in the Management Agreement.  For the three months ended September 30, 2019 and September 30, 2018, the Company recorded expenses included in general and administrative expenses totaling approximately $210 thousand and approximately $205 thousand, respectively, related to reimbursable employee costs. For the nine months ended September 30, 2019 and September 30, 2018, the Company recorded expenses included in general and administrative expenses totaling approximately $1.4 million and approximately $1.3 million, respectively, related to reimbursable employee costs. Any such expenses incurred by the Manager and reimbursed by the Company, including the employee compensation expense, are typically included in the Company’s general and administrative expenses in the Consolidated Statements of Operations.  At September 30, 2019 and December 31, 2018, approximately $1.8 million and approximately $4.2 million, respectively, for management fees incurred but not yet paid was included in "Payable to affiliate" in the Consolidated Balance Sheets.  In addition, at September 30, 2019 and December 31, 2018, approximately $226 thousand and approximately $379 thousand, respectively, of reimbursable costs incurred but not yet paid was included in "Payable to affiliate" in the Consolidated Balance Sheets.

Note 11 — Share-Based Payments

In conjunction with the Company’s IPO and concurrent private placement, the Company’s Board of Directors approved the Western Asset Mortgage Capital Corporation Equity Plan (the “Equity Plan”) and the Western Asset Manager Equity Plan (the “Manager Equity Plan” and collectively the “Equity Incentive Plans”). The Equity Incentive Plans include provisions for grants of restricted common stock and other equity-based awards to the Manager, its employees and employees of its affiliates and to the Company’s directors, officers and employees. The Company can issue up to 3.0% of the total number of issued and outstanding shares of its common stock (on a fully diluted basis) at the time of each award (other than any shares previously issued or subject to awards made pursuant to one of the Company’s Equity Incentive Plans) under these Equity Incentive Plans. Upon the completion of the Company's secondary public offerings, the number of shares of common stock available under the Equity Incentive Plans increased to 1,573,609. Approximately 893,353 shares have been issued under the Equity Plans with 680,256 shares available for issuance, as of September 30, 2019.

Under the Equity Plan, the Company made the following grants during the nine months ended September 30, 2019 and the year ended December 31, 2018:

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

During the nine months ended September 30, 2019 and September 30, 2018, 29,200 and 84,203 restricted common shares vested, respectively, including shares whose issuance has been deferred under the Director Deferred Fee Plan. The Company recognized stock-based compensation expense of approximately $164 thousand and approximately $70 thousand for the three months ended September 30, 2019 and September 30, 2018, respectively. The Company recognized stock-based compensation expense of approximately $399 thousand and approximately $195 thousand for the nine months ended September 30, 2019 and September 30, 2018. In addition, the Company had unamortized compensation expense of $1.1 million and $117 thousand for equity awards at September 30, 2019 and December 31, 2018, respectively.

All restricted common shares granted, other than those whose issuance has been deferred pursuant to the Director Deferred Fee Plan, possess all incidents of ownership, including the right to receive dividends and distributions currently, and the right to vote.  Dividend equivalent payments otherwise allocable to restricted common shares under the Company's Director Deferred Fee Plan are deemed to purchase additional phantom shares of the Company’s common stock that are credited to each participant’s deferral account.  The award agreements include restrictions whereby the restricted shares cannot be sold, assigned, transferred, pledged, hypothecated or otherwise disposed of prior to the lapse of restrictions under the respective award agreement. The restrictions lapse on the unvested restricted shares awarded when vested, subject to the grantee’s continuing to provide services to the Company as of the vesting date.  Unvested restricted shares and rights to dividends thereon are forfeited upon termination of the grantee.

The following is a summary of restricted common stock vesting dates as of September 30, 2019 and December 31, 2018, including shares whose issuance has been deferred under the Director Deferred Fee Plan:

	September 30, 2019	December 31, 2018
Vesting Date	Shares Vesting	Shares Vesting
June 2019	—	27,476
March 2020	36,000	—
June 2020	29,656	—
March 2021	36,000	—
March 2022	36,000	—
	137,656	27,476

The following table presents information with respect to the Company’s restricted stock for the nine months ended September 30, 2019, including shares whose issuance has been deferred under the Director Deferred Fee Plan:

	Shares of Restricted Stock	Weighted Average Grant Date Fair Value (1)
Outstanding at beginning of period	753,973	$16.77
Granted (2)	139,380	10.34
Cancelled/forfeited	—	—
Outstanding at end of period	893,353	15.76
Unvested at end of period	137,656	$10.34

(1)	The grant date fair value of restricted stock awards is based on the closing market price of the Company’s common stock at the grant date.

(2)	Includes 2,600 shares of restricted stock attributed to dividends on restricted stock under the Director Deferred Fee Plan.

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

Dividends

The following table presents cash dividends declared and paid by the Company on its common stock:

Declaration Date	Record Date	Payment Date	Amount per Share	Tax Characterization
2019
September 19, 2019	September 30, 2019	October 25, 2019	$0.31	Not yet determined
June 20, 2019	July 1, 2019	July 26, 2019	$0.31	Not yet determined
March 21, 2019	April 1, 2019	April 26, 2019	$0.31	Not yet determined
2018
December 19, 2018	December 31, 2018	January 25, 2019	$0.31	Ordinary income
September 17, 2018	September 27, 2018	October 26, 2018	$0.31	Ordinary income
June 21, 2018	July 2, 2018	July 26, 2018	$0.31	Ordinary income
March 22, 2018	April 2, 2018	April 26, 2018	$0.31	Ordinary income

Note 13 — Net Income per Common Share

The table below presents basic and diluted net income per share of common stock using the two-class method for the three and nine months ended September 30, 2019 and September 30, 2018 (dollars, other than shares and per share amounts, in thousands):

	For the three months ended September 30, 2019	For the three months ended September 30, 2018	Nine months ended September 30, 2019	Nine months ended September 30, 2018
Numerator:
Net income attributable to common stockholders and participating securities for basic and diluted earnings per share	$19,720	$20,882	$58,210	$44,064
Less:
Dividends and undistributed earnings allocated to participating securities	96	54	236	112
Net income allocable to common stockholders — basic and diluted	$19,624	$20,828	$57,974	$43,952

Denominator:
Weighted average common shares outstanding for basic earnings per share	53,116,379	42,060,077	50,625,537	41,802,302
Weighted average common shares outstanding for diluted earnings per share	53,116,379	42,060,077	50,625,537	41,802,302
Basic earnings per common share	$0.37	$0.50	$1.15	$1.05
Diluted earnings per common share	$0.37	$0.50	$1.15	$1.05

For the three and nine months ended September 30, 2019 and September 30, 2018, the Company excluded the effects of the convertible senior unsecured notes from the computation of diluted earnings per share since the average market value per share of the Company’s common stock was below the exercise price of the convertible senior unsecured notes. For the nine months ended September 30, 2019 and the three and nine months ended September 30, 2018, the Company excluded the effects of the warrants from the computation of diluted earnings per share since the average market value per share of the Company’s common stock was below the exercise price of the warrants.

Note 14 — Income Taxes

As a REIT, the Company is not subject to federal income tax to the extent that it makes qualifying distributions to its stockholders and satisfies on a continuing basis, through actual investment and operating results, the REIT requirements including certain asset, income and stock ownership tests.

Based on the Company’s analysis of any potential uncertain income tax positions, the Company concluded that it does not have any uncertain tax positions that meet the recognition or measurement criteria as of September 30, 2019.  The Company files U.S. federal and state income tax returns.  As of September 30, 2019, U.S. federal tax returns filed by the Company for 2017, 2016 and 2015 and state tax returns filed for 2017, 2016, 2015 and 2014 are open for examination pursuant to relevant statutes of limitation. In the event that the Company incurs income tax related interest and penalties, the Company’s policy is to classify them as a component of its provision for income taxes.

Income Tax Provision

Subject to the limitation under the REIT asset test rules, the Company is permitted to own up to 100% of the stock of one or more taxable REIT subsidiaries ("TRS"). Currently, the Company owns one TRS that is taxable as a corporation and is subject to federal, state and local income tax on its net income at the applicable corporate rates. The TRS, which was formed in Delaware on July 28, 2014, is a limited liability company and a wholly-owned subsidiary of the Company. During the three months ended September 30, 2019 and September 30, 2018, the Company recorded a federal and state tax benefit of $55 thousand and tax provision of $206 thousand, respectively, which is recorded in "Income tax (benefit) provision" in the Consolidated Statements of Operations. During the nine months ended September 30, 2019 and September 30, 2018, the Company recorded a federal and state tax provision of $435 thousand and $555 thousand, respectively, which is recorded in "Income tax (benefit) provision" in the Consolidated Statements of Operations.

Deferred Tax Asset

As of September 30, 2019 and December 31, 2018, the Company recorded a deferred tax asset of approximately $6.5 million and $6.0 million, respectively, relating to capital loss carryforward and temporary differences as a result of the timing of income recognition of certain investments held in the TRS. The capital loss carryforwards may only be recognized to the extent of capital gains. There is uncertainty as to the TRS ability to recognize capital gains in the future. As a result, the Company has concluded it is more likely than not the deferred tax asset will not be realized and has recorded a valuation allowance of $6.5 million and $6.0 million as of September 30, 2019 and December 31, 2018, respectively.

In addition, the REIT generated net operating losses ("NOLs") during the year ended December 31, 2017, related to its interest rate swap terminations, and for its California return a portion of the NOL's is apportioned to the TRS. The Company recorded a deferred state tax asset relating to the NOLs of $6.4 million and $5.5 million in the REIT and $1.3 million and $993 thousand in the TRS as of September 30, 2019 and December 31, 2018, respectively. The TRS can carryback these NOLs to each of the two preceding years and receive a refund for taxes paid. As a result, the Company has concluded it is more likely than not the deferred tax asset relating to the NOLs will not be realized with the exception of the TRS carryback to 2015 and has recorded a combined valuation allowance of $7.4 million and $6.1 million as of September 30, 2019 and December 31, 2018, respectively. The Company also recorded a deferred federal tax liability of $85 thousand and $85 thousand as of September 30, 2019 and December 31, 2018, respectively, in anticipation of the receipt of the state tax refund as a result of the carryback of the California NOL.

Effective Tax Rate

The Company's effective tax rate differs from its combined federal and state income tax rate primarily due to its valuation allowance and the deduction of dividends distributions to be paid under Code Section 857(a).

Note 15 — Contingencies

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. Management is not aware of any material contingencies at September 30, 2019.

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

Recent Market Conditions

Our Manager's 2019 outlook is for moderate U.S. growth, inflation will continue to moderate and a more accommodative Federal Reserve monetary policy. Our Manager believes that global growth will be ongoing but slow by historical standards and global inflation will require extraordinary monetary policy accommodation to normalize. In response to deteriorating financial conditions, central banks around the world were accommodative cutting interest rates. The Federal Reserve following a more accommodative cut rates 25 basis points for the third time in 2019 as they continue to worry about a possible slowdown in the U.S. economy. The Federal Reserve reiterated that it will "act as appropriate to sustain the expansion" The third quarter continued be challenging for interest rate investments due to the volatility in markets, with the yield curve continuing to flatten despite the rate cuts by the Federal Reserve. We saw significant volatility in the repo market due to technical factors, requiring the Federal Reserve to take measures to stabilize the market. Our credit sensitive investments continued to perform well and have minimized the under-performance of our interest rate investments. We continue to implement our barbell investment strategy pairing Agency

CMBS with opportunistic exposure to Agency RMBS with credit investments, which include residential and commercial mortgage exposure. We operate with interest rate risk protection, which aim to minimize the impact on interest rate risk associated with short-term funding costs. The degree of interest rate protection and the duration gap will vary over time given market conditions and our Manager's outlook.

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

Our Target Assets

Agency CMBS. — Fixed and floating rate CMBS, for which the principal and interest payments are guaranteed by a U.S. Government agency or U.S. Government-sponsored entity, but for which the underlying mortgage loans are secured by real property other than single family residences. These may include, but are not limited to Fannie Mae DUS (Delegated Underwriting and Servicing) MBS, Freddie Mac Multifamily Mortgage Participation Certificates, Ginnie Mae project loan pools, and/or CMOs structured from such collateral. These securities generally have prepayment protection in the form of defeasance, yield maintenance or points.

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

Residential Whole Loans. — Residential Whole Loans are mortgages secured by single family residences held directly by us or through consolidated trusts with us holding the beneficial interest in the trusts. Our Residential Whole Loans include conforming fixed rate mortgages and adjustable rate mortgages that do not qualify for the Consumer Finance Protection Bureau’s (or CFPB) safe harbor provision for “qualified mortgages” ("Non QM" mortgages). Our Manager’s review, relating to Non QM mortgages, includes an analysis of the loan originator’s procedures and documentation for compliance with Ability to Repay

requirements.   As discussed in Note 7 "Financing", we have and may continue to securitize whole loan interests, selling more senior interests in the pool of loans and retaining residual portions.  The characteristics of our Residential Whole Loans may vary going forward.

Residential Bridge Loans. — Residential Bridge Loans are mortgages secured by non owner occupied single family and multi-family residences, typically short-term, held directly by us or through structured Non-Agency RMBS programs crafted specifically for us and other clients of our Manager.  These loans are held in a consolidated trust with us holding the beneficial interest in the trust.

Commercial Whole Loans. — Commercial Whole Loans are generally loans ranging from, $5 million to $125 million, secured by commercial real estate typically short-term loans. The collateral types may include hospitality, senior care living facilities, multifamily, office retail and industrial properties. These loans may be held directly by us or through consolidated trusts with us holding the beneficial interest in the trust.

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

Our Investment Portfolio

Our investment portfolio composition at September 30, 2019.

Our Financing Strategy

 We deploy leverage to increase potential returns to our stockholders and to fund the acquisition of our target assets. While we are not required to maintain any particular leverage ratio, we expect to maintain a debt-to-equity ratio of three to ten times the amount of our stockholders’ equity, depending on our investment composition.  The amount of leverage we use for our portfolio depends upon a variety of factors, such as, general economic, political and financial market conditions, the anticipated liquidity and price volatility of our assets, the availability and cost of financing the assets, the credit worthiness of financing counterparties and the health of the U.S. residential and commercial mortgage markets. At September 30, 2019, our aggregate debt-to-equity ratio was approximately 5.4 to 1 when we exclude our non-recourse debt and 8.0 to 1 when we include our non-recourse debt. The debt-to-equity ratio is not a comprehensive statement of overall investment portfolio leverage which is affected by any leverage embedded in TBAs and derivative instruments.

Repurchase Agreements

We primarily finance our investments through repurchase agreements for which we pledge our assets. Our repurchase agreements have maturities generally ranging from one to twelve months, but in some cases longer. Repurchase agreements involve the transfer of the pledged collateral to a counterparty at an agreed upon price in exchange for such counterparty’s simultaneous agreement to return the same security back to the borrower at a future date (i.e., the maturity of the borrowing). Under our repurchase agreements, we retain beneficial ownership of the pledged collateral, while the counterparty maintains custody of such collateral.  At the maturity of a repurchase financing, unless the repurchase financing is renewed with the same counterparty, we are required to repay the loan, including any accrued interest, and concurrently reacquire custody of the pledged collateral or, with the consent of the counterparty, we may renew the repurchase financing at the then prevailing market interest rate and terms.  The amount borrowed under our repurchase agreements is a specified percentage of the asset’s applicable fair value, which is dependent on the collateral type.  Our repurchase agreement counterparties generally require collateral in excess of the loan amount, or haircuts. As of September 30, 2019, the ranges of the haircuts on our investments were as follows:

Collateral	Minimum	Maximum (excluding IOs and IIOs)	Maximum (including IOs and IIOs)
Agency RMBS	3.0%	5.0%	25.0%
Agency CMBS	3.0%	5.0%	15.0%
Non-Agency RMBS	15.0%	50.0%	n/a
Non-Agency CMBS	10.0%	35.0%	n/a
Other securities	16.7%	50.0%	n/a
Residential Whole Loans(1)	5.0%	20.0%	n/a
Commercial Loans(2)	15.0%	60.0%	n/a

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

In order to reduce our exposure of risk associated with concentration to any one repurchase agreement counterparty, we seek to diversify our exposure by entering into repurchase agreements with multiple counterparties. At September 30, 2019, we had 33 master repurchase agreements with our counterparties and outstanding borrowings under 20 of such agreements. Our total outstanding borrowings under our repurchase agreements was $2.9 billion, with a maximum net exposure to any single repurchase agreement counterparty of $99.0 million or 17.5% of equity.

Convertible Senior Unsecured Notes

At September 30, 2019, the Company had $155.0 million aggregate principal amount of 6.75% convertible senior unsecured notes outstanding through two issuances described below.

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

In August 2019, we issued another $40.0 million aggregate principal amount of our 6.75% convertible senior unsecured notes (the "Reopened Notes") for net proceeds of $38.8 million. The Reopened Notes have substantially identical terms as the existing notes issued in October 2017. The notes mature on October 1, 2022, unless earlier converted, redeemed or repurchased by the holders pursuant to their terms, and are not redeemable by us except during the final three months prior to maturity.

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

2019 Activity

Investment Activity

We continually evaluate our investment portfolio, focusing on expected future prepayment trends, supply of and demand, costs of financing, costs of hedging, expected future interest rate volatility and the overall shape of the U.S. Treasury and interest rate swap yield curves. We utilized the proceeds from sales, our May 2019 secondary equity offering and our August 2019 convertible senior unsecured notes issuance to acquire $3.1 billion in our target assets.

The following table presents our investing activity for the nine months ended September 30, 2019 (dollars in thousands):

	Balance at		Principal Payments and Basis Recovery	Proceeds from Sales	Transfers to REO	Realized Gain/(Loss)	Unrealized Gain/(loss)	Premium and discount amortization, net		Balance at
Investment Type	December 31, 2018	Purchases							OTTI	September 30, 2019
Agency RMBS and Agency RMBS IOs	$19,837	$583,982	$(24,821)	$(205,310)	n/a	$1,560	$7,531	$(461)	$(223)	$382,095
Non-Agency RMBS	50,555	—	(2,439)	—	n/a	—	494	(151)	(1,204)	47,255
Agency CMBS and Agency CMBS IOs	1,486,142	762,648	(22,641)	(563,677)	n/a	16,079	129,861	(1,553)	(110)	1,806,749
Non-Agency CMBS	200,301	165,312	(35,423)	(39,453)	n/a	(747)	2,969	3,295	(4,506)	291,748
Other securities(1)	59,906	27,677	(656)	—	n/a	—	1,632	(4,985)	(562)	83,012
Total MBS and other securities	1,816,741	1,539,619	(85,980)	(808,440)	n/a	16,892	142,487	(3,855)	(6,605)	2,610,859
Residential Whole Loans	1,041,885	329,942	(177,613)	—	—	—	17,260	(2,237)	—	1,209,237
Residential Bridge Loans	221,719	—	(163,685)	—	(3,536)	(573)	183	(735)	—	53,373
Commercial Loans	216,123	300,919	(76,000)	—	—	—	299	691	—	442,032
Securitized commercial loans	1,013,511	903,770	(1,214,584)	—	—	—	1,076	(1,938)	—	701,835
Total Investments	$4,309,979	$3,074,250	$(1,717,862)	$(808,440)	$(3,536)	$16,319	$161,305	$(8,074)	$(6,605)	$5,017,336

(1) Other securities include $62.9 million of GSE CRTs and $20.1 million of ABS at September 30, 2019.

We continue to see favorable risk-adjusted return opportunities in credit sensitive investments, particularly Residential Whole Loans and Commercial Loans, including junior tranches of CMBS investments. As a result, we currently intend to continue to deploy capital into these investments. At September 30, 2019, we held $2.8 billion in credit sensitive investments, primarily consisting of 42.8% in Residential Whole Loans, 24.8% in securitized commercial loans (our risk is limited to only our direct ownership interest in the trust), 15.6% in Commercial Loans, 10.3% in Non-Agency CMBS, 1.9% in Residential Bridge Loans, 1.7% Non-Agency RMBS, 0.7% ABS, and 2.2% GSE credit risk transfer. We work to mitigate the credit risk on our credit sensitive holdings by developing relationships with originators that adhere to our investment guidelines for our Residential Whole Loans. For our Commercial Loans and other investments we perform a detailed credit analysis on the underlying collateral at the time of purchase.

Portfolio Characteristics

Our Agency Portfolio

The following table summarizes our Agency portfolio by investment category as of September 30, 2019 (dollars in thousands):

	Principal Balance	Amortized Cost	Fair Value	Net Weighted Average Coupon
Agency RMBS	$352,717	$358,439	$365,286	3.5%
Agency RMBS IOs and IIOs (1)	N/A	9,209	10,940	2.6%
Agency RMBS IOs and IIOs accounted for as derivatives (1)	N/A	N/A	5,869	3.0%
Total Agency RMBS	352,717	367,648	382,095	3.2%

Agency CMBS	1,659,501	1,690,899	1,803,058	3.3%
Agency CMBS IOs and IIOs accounted for as derivatives (1)	N/A	N/A	3,691	0.4%
Total Agency CMBS	1,659,501	1,690,899	1,806,749	3.0%
Total	$2,012,218	$2,058,547	$2,188,844	3.1%

(1)	IOs and IIOs have no principal balances and bear interest based on a notional balance. The notional balance is used solely to determine interest distributions on the interest-only class of securities.

Credit Sensitive Portfolio

The following table presents information by vintage(1) as it relates to our credit sensitive investment portfolio at September 30, 2019:

Credit Sensitive Securities	Pre 2006	2006	2007	2011	2012	2013	2014	2015	2016	2017	2018	2019	Total
Non-Agency RMBS	—%	0.1%	—%	—%	—%	—%	—%	—%	—%	0.9%	0.3%	—%	1.3%
Non-Agency RMBS IOs	—%	—%	—%	—%	—%	—%	—%	—%	—%	0.2%	0.1%	—%	0.3%
Non-Agency CMBS	—%	0.5%	0.5%	1.5%	0.2%	—%	0.5%	1.6%	0.5%	0.4%	2.3%	2.2%	10.2%
Other securities	0.3%	—%	—%	—%	—%	—%	0.2%	0.3%	0.7%	0.2%	1.3%	—%	3.0%
Residential Whole Loans	—%	—%	—%	0.2%	0.2%	1.8%	0.9%	0.1%	1.3%	5.8%	29.2%	3.3%	42.8%
Residential Bridge Loans	—%	—%	—%	—%	—%	—%	—%	—%	0.1%	0.4%	1.4%	—%	1.9%
Securitized commercial loans	—%	—%	—%	—%	—%	—%	—%	0.9%	—%	—%	24.0%	—%	24.9%
Commercial Loans	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%	7.6%	8.0%	15.6%
Total	0.3%	0.6%	0.5%	1.7%	0.4%	1.8%	1.6%	2.9%	2.6%	7.9%	66.2%	13.5%	100%

 (1) Based on carrying amount of the investments.

Non-Agency RMBS

The following table presents the fair value and weighted average purchase price for each of our Non-agency RMBS categories, including IOs accounted for as derivatives, together with certain of their respective underlying loan collateral attributes and current performance metrics as of September 30, 2019 (fair value dollars in thousands):

		Weighted Average
Category	Fair Value	Purchase Price	Life (Years)	Original LTV	Original FICO	60+ Day Delinquent	6-Month CPR
Prime	$11,792	$59.88	11.8	68.9%	769	0.1%	15.0%
Alt-A	35,463	64.89	10.3	72.3%	663	7.0%	9.1%
Total	$47,255	$63.64	10.7	71.5%	690	5.3%	10.6%

Non-Agency CMBS

The following table presents certain characteristics of our Non-Agency CMBS portfolio as of September 30, 2019 (dollars in thousands):

		Principal		Weighted Average
Type	Vintage	Balance	Fair Value	Life (Years)	Original LTV
Conduit:
	2006-2009	$39,018	$27,717	1.4	72.7%
	2010-2019	107,612	84,768	4.7	61.6%
		146,630	112,485	3.9	64.3%
Single Asset:
	2010-2019	180,709	179,263	2.3	64.2%
Total		$327,339	$291,748	2.9	64.2%

Residential Whole Loans

The Residential Whole Loans have low LTV's and are comprised of 2,404 Non-QM adjustable rate mortgages, 669 conforming fixed rate mortgages and 11 investor fixed rate mortgages. The following table presents certain information about our Residential Whole Loans investment portfolio at September 30, 2019 (dollars in thousands):

			Weighted Average
Current Coupon Rate	Number of Loans	Principal Balance	Original LTV	Original FICO Score(1)	Expected Life (years)(2)	Contractual Maturity (years)	Coupon Rate
3.01 – 4.00%	59	$19,327	61.3%	736	2.1	28.3	3.9%
4.01– 5.00%	1,336	447,474	61.9%	741	2.4	28.4	4.8%
5.01 – 6.00%	1,581	663,426	63.3%	735	2.6	28.3	5.4%
6.01 – 7.00%	106	38,458	56.5%	724	3.8	25.3	6.2%
7.01 - 8.00%	1	353	70.0%	777	2.8	28.3	7.2%
8.01 - 9.00%	1	93	70.0%	689	3.9	28.3	8.4%
Total	3,084	$1,169,131	62.5%	737	2.6	28.2	5.2%

(1)
The original FICO score is not available for 260 loans with a principal balance of approximately $87.5 million at September 30, 2019. We have excluded those loans from the weighted average computation.

(2)	Excludes the expected lives of the conforming Residential Whole Loans held by RCR Trust.

As of September 30, 2019, there were 9 Residential Whole Loans carried at fair value in non-accrual status with an unpaid principal balance of approximately $4.8 million and a fair value of $4.6 million. These nonperforming loans represent approximately 0.4% of the total outstanding principal balance. No allowance or provision for credit losses was recorded as of and for the three and nine months ended September 30, 2019 and September 30, 2018, since the valuation adjustment, if any, would be reflected in the fair value of these loans. The Company stopped accruing interest income for these loan when they became contractually 90 days delinquent.

Residential Bridge Loans

Our Residential Bridge Loans are comprised of short-term fixed rate mortgages secured by non-owner occupied single and multi-family residences with low LTVs, generally up to 85%. The following table presents certain information about our Residential Bridge Loans investment portfolio at September 30, 2019 (dollars in thousands):

			Weighted Average
Current Coupon Rate	Number of Loans	Principal Balance	Original LTV	Contractual Maturity (months)	Coupon Rate
6.01 – 7.00%	1	$394	75.0%	—	7.0%
7.01 – 8.00%	18	13,117	72.9%	5.4	7.8%
8.01 – 9.00%	32	20,658	72.4%	7.0	8.7%
9.01 – 10.00%	27	10,934	73.4%	5.4	9.8%
10.01 – 11.00%	11	3,538	72.6%	1.3	10.7%
11.01 – 12.00%	9	2,307	61.0%	1.8	11.3%
12.01 – 13.00%	3	307	68.3%	2.0	12.7%
13.01 – 14.00%	1	1,125	75.0%	—	13.5%
17.01 – 18.00%	5	2,086	73.3%	—	18.0%
Total	107	$54,466	72.3%	5.7	9.4%

As of September 30, 2019, there were 4 Residential Bridge Loans carried at amortized cost in non-accrual status with an unpaid principal balance of approximately $2.0 million and 30 Residential Bridge Loans carried at fair value in non-accrual status with an unpaid principal balance of approximately $13.6 million and a fair value of $12.9 million. These nonperforming Residential Bridge Loans represent approximately 28.7% of the total outstanding principal balance. We reviewed the estimated fair value of the collateral to determine if an allowance and provision of credit loss was required for loans carried at amortized costs. Based upon our evaluation, no allowance and provision for credit losses was recorded for loans carried at amortized cost as of and for the three and nine months ended September 30, 2019 since the fair value of the collateral balance less the cost to sell was in excess of the outstanding principal and interest balances. No allowance and provision for credit losses was recorded for loans carried at fair value as of and for the three and nine months ended September 30, 2019 since valuation adjustments, if any, would be reflected in the fair value of these loans. We stopped accruing interest income for these loans when they became contractually 90 days delinquent.

As of September 30, 2019, we had real estate owned ("REO") with an aggregate carrying value of $3.4 million related to foreclosed Bridge Loans. The REO properties are held for sale and accordingly carried at the lower of cost or fair value less cost to sell. The REO properties are classified in "Other Assets" in the Consolidated Balance Sheet.

Commercial Real Estate Investments

Securitized Commercial Loans

In November 2015, we acquired a $14.0 million variable interest in CMSC Trust, which is a VIE that we were required to consolidate. Please refer to Note 6 - "Commercial Real Estate Investments" for details. The CMSC Trust holds a $24.2 million mezzanine loan collateralized by interests in commercial real estate.  The mezzanine loan serves as collateral for the $24.2 million of securitized debt issued. Refer to Note 7 - "Financings" for details on the associated securitized debt.

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

RETL 2018 was refinanced with a new securitization RETL 2019-RVP ("RETL 2019 Trust") in March 2019. We acquired a $65.3 million variable interest in the trust certificates issued by RETL 2019 Trust, including $45.3 million which represents the 5% eligible risk retention certificate. Please refer to Note 6 - "Commercial Real Estate Investments" for details. The RETL 2019 Trust holds a commercial loan collateralized by first mortgages, deeds of trusts and interests in commercial real estate located throughout the United States and Puerto Rico. The outstanding principal balance on this commercial loan is $674.3 million as of September 30, 2019. The commercial loan served as collateral for the $674.3 million securitized debt issued by RETL 2019 Trust. Refer to Note 7 - "Financings" for details on the associated securitized debt.

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

In August 2019, CRE LLC acquired a $90.0 million commercial first mortgage loan ("CRE 5") secured by commercial real estate properties in retail and entertainment industries. CRE 5 has a maturity date of June 29, 2021 with a two-year first extension and a one-year second extension and bears an interest rate of one month LIBOR plus 9.25%.

In September 2019, CRE LLC acquired a $40.0 million commercial first mortgage loan ("CRE 6") secured by commercial real estate properties in retail industry. CRE 5 has a maturity date of August 6, 2021 with a two one-year extension and bears an interest rate of one month LIBOR plus 3.02%.

Commercial Loan Trust

Revolving Small Balance Commercial Trust 2018-1

In January 2019, RSBC Trust acquired a $13.6 million commercial real estate mortgage loan ("SBC 4") secured by multi-family apartment complex. SBC 4 matures on December 1, 2021 with a one-year extension option, bears an interest rate of one month LIBOR plus 4.0% subject to a LIBOR floor of 2.0% and requires monthly principal and interest payments.

In January 2019, RSBC Trust acquired a $32.0 million interest-only commercial real estate mortgage loan ("SBC 5") secured by skilled nursing facilities. SBC 5 matures on July 6, 2021 and bears an interest rate of one month LIBOR plus 4.1%.

Geographic Concentration

The mortgages underlying our Non-Agency RMBS and Non-Agency CMBS are located in various states across the United States and other countries. The following table presents the five largest concentrations by location for the mortgages collateralizing our Non-Agency RMBS and Non-Agency CMBS as of September 30, 2019, based on fair value (dollars in thousands):

	Non-Agency RMBS			Non-Agency CMBS
	Concentration	Fair Value		Concentration	Fair Value
California	26.9%	$12,714	California	22.4%	$65,275
Florida	9.4%	4,420	Illinois	6.8%	19,717
New York	6.7%	3,168	Florida	6.2%	17,986
Georgia	5.0%	2,341	Bahamas	5.2%	15,040
Maryland	4.4%	2,099	Texas	5.0%	14,582

The following table presents the various states across the United States in which the collateral securing our Residential Whole Loans and Residential Bridge Loans at September 30, 2019, based on principal balance, is located (dollars in thousands):

	Residential Whole Loans			Residential Bridge Loans
	State Concentration	Principal Balance		State Concentration	Principal Balance
California	69.1%	$807,730	California	54.1%	$29,442
New York	14.8%	173,566	Washington	12.9%	7,004
Georgia	2.6%	30,916	New York	8.5%	4,645
Florida	2.5%	28,882	Florida	6.7%	3,626
New Jersey	2.0%	22,890	District of Columbia	3.1%	1,671
Other	9.0%	105,147	Other	14.7%	8,078
Total	100.0%	$1,169,131	Total	100.0%	$54,466

Financing Activity

Repurchase Agreements

At September 30, 2019, we had 33 master repurchase agreements with our counterparties and had outstanding borrowings under 20 of such agreements. The following table summarizes our 2019 financing activity under our repurchase agreements for the nine months ended September 30, 2019 (dollars in thousands):

	Balance at			Balance at
Collateral	December 31, 2018	Proceeds	Repayments	September 30, 2019
Agency RMBS	$14,650	$1,553,586	$(1,201,748)	$366,488
Agency CMBS	1,392,649	7,118,026	(6,870,485)	1,640,190
Non-Agency RMBS	30,922	174,198	(174,049)	31,071
Non-Agency CMBS	134,814	594,429	(527,492)	201,751
Residential Whole Loans(1)	863,356	3,671,225	(4,251,840)	282,741
Residential Bridge Loans(1)	204,754	1,004,698	(1,159,360)	50,092
Commercial loans(1)	131,788	1,859,623	(1,728,590)	262,821
Securitized commercial loans(1)	7,543	202,935	(177,585)	32,893
Other securities	38,361	222,404	(203,704)	57,061
Borrowings under repurchase agreements	$2,818,837	$16,401,124	$(16,294,853)	$2,925,108

(1)	The borrowings and collateral pledged attributed to loans owned through trust certificates. The trust certificates are eliminated upon consolidation.

At September 30, 2019, we had outstanding repurchase agreement borrowings with the following counterparties:

(dollars in thousands) Repurchase Agreement Counterparties	Amount Outstanding	Percent of Total Amount Outstanding	Company Investments Held as Collateral	Counterparty Rating(1)
Citigroup Global Markets Inc.	$798,109	27.2%	$848,145	A+
Royal Bank of Canada	460,080	15.7%	484,372	AA-
JP Morgan Securities LLC	329,817	11.3%	356,418	A+
Credit Suisse AG, Cayman Islands Branch (2)	207,039	7.1%	304,423	A-
Nomura Securities International, Inc.	198,767	6.8%	275,310	Unrated (3)
JPMorgan Chase Bank, National Association	189,849	6.5%	193,525	A-
UBS Securities LLC	145,551	5.0%	151,239	A+
Barclays Capital Inc.	101,082	3.5%	132,286	A
South Street Securities LLC	92,911	3.2%	97,511	NR
Mizuho Securities USA Inc.	70,431	2.4%	79,318	A
BNP Paribas Securities Corporation	65,915	2.3%	72,692	A+
UBS AG, London Branch	65,732	2.2%	98,036	A+
The Bank of Nova Scotia	58,972	2.0%	61,175	A+
SunTrust Robinson Humphrey, Inc.	48,923	1.7%	52,003	Unrated (4)
Credit Suisse Securities (USA) LLC	37,961	1.3%	68,112	A+
Bank of Montreal	30,188	1.0%	32,509	A+
All other counterparties (5)	23,781	0.8%	30,006
Total	$2,925,108	100.0%	$3,337,080

(1)	The counterparty ratings presented above are the long-term issuer credit ratings as rated at September 30, 2019 by S&P.

(2)	Includes master repurchase agreements in which the buyer includes Alpine Securitization LTD., a Credit Suisse sponsored asset-backed commercial paper conduit.

(3)	Nomura Holdings, Inc., the parent company of Nomura Securities International, Inc., is rated BBB+ by S&P at September 30, 2019.

(4)	SunTrust Banks Inc, the parent company of SunTrust Robinson Humphrey, Inc. is rated BBB+ *+ by S&P at September 30, 2019.

(5)
Represents amount outstanding with three counterparties, which each holds collateral valued less than 5% of our stockholders’ equity as security for our obligations under the applicable repurchase agreements as of September 30, 2019.

The following table presents our average repurchase agreement borrowings, excluding unamortized debt issuance costs, by type of collateral pledged for the three and nine months ended September 30, 2019 (dollars in thousands):

Collateral	Three Months Ended September 30, 2019	Nine months ended September 30, 2019
Agency RMBS	$455,653	$229,137
Agency CMBS	1,722,282	1,451,968
Non-Agency RMBS	24,017	27,426
Non-Agency CMBS	167,452	140,002
Residential Whole Loans	240,335	628,813
Commercial loans	219,723	183,881
Securitized commercial loans	28,378	20,231
Residential Bridge Loans	77,820	126,464
Other securities	54,358	45,824
Total	$2,990,018	$2,853,746
Maximum borrowings during the period(1)	$3,074,477	$3,074,477

(1)	Amount represents the maximum borrowings at month-end during each of the respective periods.

Securitized Debt

We acquired a variable interest in CMSC Trust and RETL 2019 Trust and were required to consolidate the CMBS VIEs. Refer to Note 7 - "Financings" for details. At September 30, 2019, the consolidated CMSC Trust's commercial mortgage pass-through certificate, which bears a fixed interest rate of 8.9% and matures on June 6, 2020, had an outstanding balance of $10.6 million and a fair value of $10.7 million.

The following table summarizes the consolidated RETL 2019 Trust's commercial mortgage pass-through certificates at September 30, 2019 which is classified in "Securitized debt" in the Consolidated Balance Sheets (dollars in thousands):

Classes	Principal Balance	Coupon	Fair Value	Contractual Maturity
Class A	$219,431	3.2%	$219,567	3/15/2021
Class B	101,200	3.6%	101,389	3/15/2021
Class C	277,821	4.1%	278,688	3/15/2021
Class X-CP(1)	N/A	1.5%	1,945	4/15/2020
Class X-EXT(1)	N/A	N/A	31	3/15/2021
	$598,452		$601,620

(1) Class X-CP and Class X-EXT are interest-only classes with an initial notional balance of $308.4 million each.

In May 2019, we completed a residential mortgage-backed securitization comprised of a portion of our Residential Whole Loan portfolio. RMI 2015 Trust and RNR Trust collectively transferred $945.5 million of Non-QM Residential Whole Loans, to a wholly owned subsidiary of the Company, Arroyo Mortgage Trust 2019-2 ("Arroyo Trust") and Arroyo Trust issued $919.0 million of mortgage-backed notes and we retained the subordinate Non-Offered Securities. At September 30, 2019, Residential Whole Loans, with an outstanding principal balance of approximately $877.4 million, serve as collateral for the Arroyo Trust's securitized debt.

The following table summarizes the consolidated Arroyo Trust's issued mortgage-backed notes at September 30, 2019 which is classified in "Securitized debt" in the Consolidated Balance Sheets (dollars in thousands):

Classes	Principal Balance	Coupon	Carrying Value	Contractual Maturity
Issued Mortgage-Backed Notes
Class A-1	$733,440	3.3%	$733,438	4/25/2049
Class A-2	39,299	3.5%	39,298	4/25/2049
Class A-3	62,261	3.8%	62,259	4/25/2049
Class M-1	25,055	4.8%	25,055	4/25/2049
Subtotal	860,055		$860,050
Less: Unamortized deferred financing costs	N/A		5,491
Total	$860,055		$854,559

Convertible Senior Unsecured Notes

In August 2019, we issued $40.0 million aggregate principal amount of 6.75% convertible senior unsecured notes (the "Reopened Notes") for net proceeds of $38.8 million. The Reopened Notes have substantially identical terms as the existing notes issued in October 2017. The notes mature on October 1, 2022, unless earlier converted, redeemed or repurchased by the holders pursuant to their terms, and are not redeemable by us except during the final three months prior to maturity.

Hedging Activity
In connection with our risk management activities, we enter into a variety of derivative and non-derivative instruments. Our primary objective for acquiring these derivatives and non-derivative instruments is to mitigate our exposure to future events that are outside our control. Our derivative instruments are designed to mitigate the effects market risk and cash flow volatility associated with interest rate risk, including associated prepayment risk. As part of our hedging strategy, we may enter into, but not limited to, interest rate swaps, including forward starting swaps, interest rate swaptions, U.S. Treasury options, Eurodollar, Volatility Index and U.S, Treasury futures, TBAs, total return swaps, credit default swaps, foreign curreny swaps and forwards and other similar instruments.
The following tables summarize the hedging activity during the nine months ended September 30, 2019 (dollars in thousands):

	Notional Amount at		Settlements, Terminations or Expirations	Notional Amount at
Derivative Instrument	December 31, 2018	Acquisitions		September 30, 2019
Fixed pay interest rate swaps	$3,127,800	$2,019,400	$(1,627,600)	$3,519,600
Variable pay interest rate swaps	728,400	624,800	(356,000)	997,200
Interest rate swaptions	—	162,803	(162,803)	—
Options - long positions	—	435,600	(435,600)	—
Options - short positions	—	1,063,300	(1,063,300)	—
Futures contracts - long positions	—	489,100	(363,400)	125,700
Futures contracts - short positions	300,400	1,437,200	(1,737,600)	—
Credit default swaps	50,000	151,000	(50,000)	151,000
Total derivative instruments	$4,206,600	$6,383,203	$(5,796,303)	$4,793,500

	Fair Value at	Acquisitions	Settlements, Terminations or Expirations	Realized Gains / Losses	Mark-to-market	Fair Value at
Derivative Instrument	December 31, 2018					September 30, 2019
Fixed pay interest rate swaps	$(5,470)	$(21,019)	$292,205	$(269,070)	$3,658	$304
Variable pay interest rate swaps	2,054	6,741	(120,508)	115,797	(4,111)	(27)
Interest rate swaptions	—	332	—	(332)	—	—
Options - long positions	—	485	—	(485)	—	—
Options - short positions	—	(2,157)	294	1,863	—	—
Futures contracts - long positions	—	—	(9,943)	9,943	(710)	(710)
Futures contracts - short positions	(4,657)	—	16,663	(16,663)	4,657	—
Credit default swaps	549	(4,252)	366	(540)	259	(3,618)
Total derivative instruments	$(7,524)	$(19,870)	$179,077	$(159,487)	$3,753	$(4,051)

As of September 30, 2019, we had approximately $3.5 billion of fixed pay rate interest rate swaps and $997.2 million of variable pay rate interest rate swap. The following tables provide additional information on our fixed pay interest rate swaps and variable pay interest rate swap (dollars in thousands):

	September 30, 2019
Fixed Pay Interest Rate Swap Remaining Term	Notional Amount	Average Fixed Pay Rate	Average Floating Receive Rate	Average Maturity (Years)
1 year or less	$200,000	1.8%	2.3%	0.7
Greater than 3 years and less than 5 years	1,182,500	2.5%	2.2%	4.4
Greater than 5 years	2,137,100	2.3%	2.2%	9.0
Total	$3,519,600	2.4%	2.2%	7.0

	September 30, 2019
Variable Pay Interest Rate Swap Remaining Term	Notional Amount	Average Variable Pay Rate	Average Fixed Receive Rate	Average Maturity (Years)
Greater than 1 year and less than 3 years	$225,000	2.3%	2.4%	1.6
Greater than 5 years	772,200	2.2%	2.3%	8.3
Total	$997,200	2.3%	2.4%	6.8

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

Dividends

Our dividend remained stable at $0.31 for each of the 14 quarters ending on September 30, 2019. For the quarter ended September 30, 2019, we generated a dividend yield of approximately 12.8% based on the stock closing price of $9.65 at September 30, 2019.

Book Value

The following chart reflects our book value per common share basic and diluted over five consecutive quarters:

Our book value per common share basic and diluted, net of our quarterly dividends was $10.60 at September 30, 2019, a modest increase of $0.09 or 0.9% when compared to our June 30, 2019 book value of $10.51. The increase in book value was mainly a result of our diversified portfolio, which balances Agency MBS exposure with credit sensitive investments.

Results of Operations

Comparison of the three months ended September 30, 2019 to the three months ended September 30, 2018.

General

Our operating results mainly depend upon the difference between the yield on our investments, the cost of our borrowings, including our hedging activities, the composition and changes in market prices of our portfolio and our expenses. For the three months ended September 30, 2019, we generated net income of $19.7 million, or $0.37 per basic and diluted weighted common share, compared to net income of $20.9 million, or $0.50 per basic and diluted weighted common share, for the three months ended September 30, 2018. Our results of operations for the three months ended September 30, 2019, were impacted by interest rate and money market volatility during the quarter, with net interest margin compression in our Agency CMBS portfolio and our Agency RMBS investments. Our credit sensitive investments continue to perform well with a favorable environment in both residential and commercial real estate markets.

Net Interest Income

The following tables set forth certain information regarding our net interest income on our investment portfolio for the three months ended September 30, 2019 and September 30, 2018 (dollars in thousands):

Three Months Ended September 30, 2019	Average Amortized Cost of Assets	Total Interest Income	Yield on Average Assets

Investments
Agency RMBS	$462,431	$3,742	3.21%
Agency CMBS	1,734,681	13,780	3.15%
Non-Agency RMBS	46,133	556	4.78%
Non-Agency CMBS	241,580	4,744	7.79%
Residential Whole Loans	1,186,261	13,953	4.67%
Residential Bridge Loans	83,208	1,362	6.49%
Commercial loans	372,802	7,612	8.10%
Securitized commercial loans	736,542	8,615	4.64%
Other securities	73,997	1,288	6.91%
Total investments	$4,937,635	$55,652	4.47%

	Average Carrying Value	Total Interest Expense	Average Cost of Funds(1)
Borrowings
Repurchase agreements	$2,990,018	$22,054	2.93%
Convertible senior unsecured notes, net	135,951	2,653	7.74%
Securitized debt	1,505,784	14,375	3.79%
Total borrowings	$4,631,753	$39,082	3.35%

Net interest income and net interest margin(2)		$16,570	1.33%

Three Months Ended September 30, 2018	Average Amortized Cost of Assets	Total Interest Income	Yield on Average Assets

Investments
Agency RMBS	$421,485	$3,413	3.21%
Agency CMBS	1,829,515	13,514	2.93%
Non-Agency RMBS	96,668	1,603	6.58%
Non-Agency CMBS	319,906	6,848	8.49%
Residential Whole Loans	407,055	4,743	4.62%
Residential Bridge Loans	276,121	4,786	6.88%
Commercial Loans	97,179	2,131	8.70%
Securitized commercial loan	1,217,805	15,409	5.02%
Other securities	85,517	2,014	9.34%
Total investments	$4,751,251	$54,461	4.55%

	Average Carrying Value	Total Interest Expense	Average Cost of Funds(1)
Borrowings
Repurchase agreements	$3,115,294	$22,273	2.84%
Convertible senior unsecured notes, net	109,621	2,269	8.21%
Securitized debt	1,143,774	13,975	4.85%
Total borrowings	$4,368,689	$38,517	3.50%

Net interest income and net interest margin(2)		$15,944	1.33%

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

Interest Income

For the three months ended September 30, 2019 and September 30, 2018, we earned interest income on our investments of approximately $55.7 million and $54.5 million, respectively, an increase of approximately $1.2 million.  Although the portfolio's weighted average yield decreased to 4.47% for the three months ended September 30, 2019 from 4.55% for the three months ended September 30, 2019, we generated higher interest income as a result of an overall larger average investment portfolio. Our credit sensitive investments contributed approximately $38.1 million or 68.5% to interest income for the period. Under the current market conditions, we expect to continue to increase our investments in Residential Whole Loans, Commercial Loans and opportunistically invest in Agency CMBS and Agency RMBS. We utilized the proceeds from sales and our August 2019 convertible senior unsecured notes issuance to acquire Agency CMBS, Non-Agency CMBS, Residential Whole Loans and Commercial Loans.
Interest Expense
Interest expense increased from $38.5 million for the three months ended September 30, 2018 to $39.1 million for the three months ended September 30, 2019. The increase was a result of an increase in average borrowings in the three months ended September 30, 2019 . Although interest rates declined during the three months ended September 30, 2019, due to the volatility in the money markets we did not experience a corresponding decline in interest rates on our repurchase agreements. As a result, the increase in our average cost of funds reflect the higher interest rates on our repurchase agreements in 2019 coupled with higher costs associated with financing our credit-sensitive investments, which generally have higher interest rates. Our average cost of funds on our repurchase agreements increased from 2.84% for the three months ended September 30, 2018 to 2.93% for the three months ended September 30, 2019. We utilize interest rate swaps to mitigate our interest rate exposure. As of September 30, 2019, we have effectively hedged approximately 86.2% of our repurchase agreement debt by entering into interest rate swaps with a weighted average fixed rate of 2.3% for a weighted average term of 7.0 years (excludes forward starting swaps). However, since we do not apply hedge accounting the reduction in interest expense is reflected in "Gain (loss) on derivatives, net".

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

The following table presents the realized gains (losses) of our investments for each of the three months ended September 30, 2019 and September 30, 2018 (dollars in thousands):

	For the three months ended September 30, 2019				For the three months ended September 30, 2018
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Agency RMBS	$205,310	$1,560	$—	$1,560	$—	$—	$—	$—
Agency CMBS	356,967	20,268	—	20,268	641,677	—	(25,640)	(25,640)
Non-Agency CMBS	24,288	134	(210)	(76)	73,848	2,411	(2,712)	(301)
Other securities	—	—	—	—	13,712	1,712	—	1,712
Residential Bridge Loans(1)	—	107	(474)	(367)	—	—	—	—
Loans transferred to REO(2)	3,536	399	(352)	47	—	—	—	—
Disposition of REO	219	—	(33)	(33)	—	—	—	—
Total	$590,320	$22,468	$(1,069)	$21,399	$729,237	$4,123	$(28,352)	$(24,229)

(1)	Realized gains/losses recognized on the final settlement of the loans.

(2)	Realized gains/losses recognized on the transfer of Residential Bridge Loans to REO. Proceeds represent the fair value less estimated selling costs of the real estate on the date of transfer.

Other than temporary impairment

We evaluate securities for OTTI on at least a quarterly basis. The determination of whether a security is other-than-temporarily impaired involves judgments, estimates and assumptions based on subjective and objective factors. As a result, the timing and amount of an OTTI constitutes an accounting estimate that may change materially over time.

The following table presents the other-than-temporary impairments we recorded on our securities portfolio (dollars in thousands):

	Three months ended September 30, 2019	Three months ended September 30, 2018
Agency RMBS(1)	$49	$320
Non-Agency RMBS	27	159
Non-Agency CMBS	1,588	2,054
Other securities	155	—
Total	$1,819	$2,533

(1)	Other-than-temporary impairment on Agency RMBS includes impairments on Agency RMBS IOs and unrealized loss on Agency RMBS securities that we had the intent to sell at the end of the period.

Unrealized gain (loss), net

Our investments, and securitized debt, for which we have elected the fair value option are recorded at fair value with the periodic changes in fair value being recorded in earnings.  The change in unrealized gain (loss) is directly attributable to changes in market pricing on the underlying investments and securitized debt during the period. In the third quarter of 2019, the tighter spreads on our investments at the end of the quarter, when compared to the third quarter of 2018, resulted in an increase in unrealized gain for the period.

The following table presents the net unrealized gains (losses) we recorded on our investments and securitized debt (dollars in thousands):

	Three months ended September 30, 2019	Three months ended September 30, 2018
Agency RMBS	$1,772	$(4,344)
Agency CMBS	25,603	16,103
Non-Agency RMBS	971	(16)
Non-Agency CMBS	3,405	5,113
Residential Whole Loans	2,141	(1,473)
Residential Bridge Loans	569	(1,018)
Commercial loans	135	(575)
Securitized commercial loans	(845)	282
Other securities	534	(1,526)
Securitized debt	745	414
Other liabilities	—	168
Total	$35,030	$13,128

Gain (loss) on derivatives, net

In order to mitigate interest rate risk resulting from our repurchase agreement borrowings, we enter into a variety of derivative and non-derivative instruments. Our primary objective for acquiring these derivatives and non-derivative instruments is to mitigate our exposure to future events that are outside our control. The loss on derivatives, net in the third quarter of 2019, was mainly attributable to the declining swap rates, which resulted in unfavorable variation margin losses on our fixed pay interest rate swaps of $78.0 million, which was partially offset by favorable variation margin gains on our variable pay interest rate swaps of $21.9 million with a $997.2 million notional, at September 30, 2019.

The following table presents the components of gain (loss) on derivatives for the three months ended September 30, 2019 and September 30, 2018 (dollars in thousands):

	Realized Gain (Loss), net
Description	Other Settlements / Expirations	Variation Margin Settlement	Return (Recovery) of Basis	Mark-to-Market	Contractual interest income (expense), net(1)	Total
Three months ended September 30, 2019
Interest rate swaps	$(123)	$(56,121)	$1,655	$3,289	$60	$(51,240)
Interest rate swaptions	(332)	—	—	176	—	(156)
Agency and Non-Agency Interest-Only Strips— accounted for as derivatives	—	—	(590)	(420)	723	(287)
Options	1,378	—	—	(470)	—	908
Futures contracts	3,620	—	—	(710)	—	2,910
Credit default swaps	175	—	—	634	—	809
Total	$4,718	$(56,121)	$1,065	$2,499	$783	$(47,056)

Three months ended September 30, 2018
Interest rate swaps	$95	$25,250	$772	$(3,742)	$1,190	$23,565
Agency and Non-Agency Interest-Only Strips— accounted for as derivatives	—	—	(996)	(929)	1,209	(716)
Options	—	—	—	(253)	—	(253)
Futures contracts	4,232	—	—	(1,994)	—	2,238
Credit default swaps	(83)	—	—	(492)	—	(575)
TBAs	(8)	—	—	374	—	366
Total	$4,236	$25,250	$(224)	$(7,036)	$2,399	$24,625

(1)	Contractual interest income (expense), net on derivative instruments includes interest settlement paid or received.

Other, net

For the three months ended September 30, 2019 and September 30, 2018, "Other, net" was income of $918 thousand and an expense of $2 thousand, respectively. The balance is mainly comprised of income on cash balances, miscellaneous net interest income (expense) on cash collateral for our repurchase agreements and derivatives and miscellaneous fees collected on residential mortgage loans.

Expenses

Management Fee Expense

We incurred management fee expense of approximately $1.8 million and $2.3 million for the three months ended September 30, 2019 and September 30, 2018, respectively.  Pursuant to the terms of the Management Agreement, our Manager is paid a management fee equal to 1.5% per annum of our stockholders’ equity (as defined in the Management Agreement), calculated and payable (in cash) quarterly in arrears. The decrease was mainly attributable to the realized losses on our interest rate swaps which was partially offset by realized gains on investment sales, resulting in a net realized loss. The net loss decreased the stockholders' equity utilized to calculate our management fee.

The management fees, expense reimbursements and the relationship between our Manager and us are discussed further in Note 10, “Related Party Transactions” to the financial statements contained in this Quarterly Report on Form 10-Q.

Other Operating Expenses

Other operating expenses were flat quarter over quarter. Other operating cost is comprised of derivative transaction costs, custody, and asset management/loan servicing fees for loans acquired serving released.

General and Administrative Expenses

General and administrative expenses were flat quarter over quarter.
Comparison of the nine months ended September 30, 2019 to the nine months ended September 30, 2018.

General

Our operating results mainly depend upon the difference between the yield on our investments, the cost of our borrowings, including our hedging activities, the composition and changes in market prices of our portfolio and our expenses. For the nine months ended September 30, 2019, we generated net income of $58.2 million, or $1.15 per basic and diluted weighted common share, compared to net income of $44.1 million, or $1.05 per basic and diluted weighted common share, for the nine months ended September 30, 2018. The increase in net income was attributable to the following: i) spread tightening resulting in an increase in value of across our portfolio, ii) generally higher yielding investments, and iii) a decrease in our management fees resulting from realized losses on our derivatives. The increase in net income was offset by the following: i) higher interest rates on our repurchase agreements in 2019, ii) higher costs associated with financing our credit-sensitive investments, which generally have higher interest rates, iii) losses on our derivative instruments, and iv) an increase in investment related expenses as a result of a larger portfolio of Residential Whole-Loans and Commercial Loans. The key components of these changes are discussed in greater detail below.

Net Interest Income

The following tables set forth certain information regarding our net interest income on our investment portfolio for the nine months ended September 30, 2019 and September 30, 2018 (dollars in thousands):

Nine months ended September 30, 2019	Average Amortized Cost of Assets	Total Interest Income	Yield on Average Assets

Investments
Agency RMBS	$239,969	$6,133	3.42%
Agency CMBS	1,495,011	36,547	3.27%
Non-Agency RMBS	48,292	1,960	5.43%
Non-Agency CMBS	204,068	13,269	8.69%
Residential Whole Loans	1,176,978	42,819	4.86%
Residential Bridge Loans	138,100	7,162	6.93%
Commercial loans	318,673	19,392	8.14%
Securitized commercial loans	852,621	30,323	4.75%
Other securities	65,950	3,898	7.90%
Total investments	$4,539,662	$161,503	4.76%

	Average Carrying Value	Total Interest Expense	Average Cost of Funds(1)
Borrowings
Repurchase agreements	$2,853,746	$70,952	3.32%
Convertible senior unsecured notes, net	118,946	7,193	8.09%
Securitized debt	1,255,360	35,295	3.76%
Total borrowings	$4,228,052	$113,440	3.59%

Net interest income and net interest margin(2)		$48,063	1.42%

Nine months ended September 30, 2018	Average Amortized Cost of Assets	Total Interest Income	Yield on Average Assets

Investments
Agency RMBS	$543,484	$13,359	3.29%
Agency CMBS	2,046,486	45,487	2.97%
Non-Agency RMBS	100,895	4,931	6.53%
Non-Agency CMBS	318,856	21,235	8.90%
Residential Whole Loans	337,261	11,488	4.55%
Residential Bridge Loans	209,252	11,327	7.24%
Commercial loans	50,275	3,175	8.44%
Securitized commercial loan	884,936	33,555	5.07%
Other securities	104,878	6,785	8.65%
Total investments	$4,596,323	$151,342	4.40%

	Average Carrying Value	Total Interest Expense	Average Cost of Funds(1)
Borrowings
Repurchase agreements	$3,291,357	$61,185	2.49%
Convertible senior unsecured notes, net	109,291	6,788	8.30%
Securitized debt	942,936	29,375	4.17%
Total borrowings	$4,343,584	$97,348	3.00%

Net interest income and net interest margin(2)		$53,994	1.57%

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

Interest Income

For the nine months ended September 30, 2019 and September 30, 2018, we earned interest income on our investments of approximately $161.5 million and $151.3 million, respectively.  The increase in interest income for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 was primarily the result of an overall higher yielding investment portfolio. The repositioning of our portfolio from Agency securities to a more credit sensitive portfolio increased the weighted average yield on our investments to 4.76% for the three months ended September 30, 2019 from 4.40%, for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. Our credit sensitive investments contributed approximately $118.8 million or 73.6% to interest income for the period. Under the current market conditions we expect to continue to increase our investments in Residential Whole Loans, Commercial Loans and opportunistically invest in Agency CMBS and Agency RMBS. We utilized the proceeds from sales, our the May 2019 secondary equity offering and our August 2019 convertible senior unsecured notes issuance to acquire Agency RMBS, Agency CMBS, Non-Agency CMBS, Residential Whole Loans and Commercial Loans.
Interest Expense
Interest expense increased from $97.3 million for the nine months ended September 30, 2018 to $113.4 million for the nine months ended September 30, 2019. The increase in our borrowing costs reflects generally higher interest rates on our repurchase agreements in 2019 coupled with higher costs associated with financing our credit-sensitive investments, which generally have higher interest rates. Our average cost of funds on our repurchase agreements increased from 2.49% for the nine months ended September 30, 2018 to 3.32% for the nine months ended September 30, 2019. We use interest rate swaps to mitigate our interest rate exposure. As of September 30, 2019, we have effectively hedged approximately 86.2% of our repurchase agreement debt by entering into interest rate swaps with a weighted average fixed rate of 2.3% for a weighted average term of 7.0 years (excludes forward starting swaps). However, since we do not apply hedge accounting the reduction in interest expense is reflected in "Gain (loss) on derivatives, net. In addition, in May of 2019, we issued $919.0 million of mortgage-backed notes in a securitization of $945.5 million of our Residential Whole Loans investments. These notes have a weighted average fixed interest rate of 3.425% per annum. All of the Notes are anticipated to have a final payment date in April 2049. We view the notes as a cheaper source of longer-term financing for our Residential Whole Loan portfolio.
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

The following table presents the sales and realized gains (losses) of our investments for each of the nine months ended September 30, 2019 and nine months ended September 30, 2018 (dollars in thousands):

	For the nine months ended September 30, 2019				For the nine months ended September 30, 2018
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Agency RMBS	$205,310	$1,560	$—	$1,560	$209,581	$18	$(4,531)	$(4,513)
Agency CMBS	563,677	20,268	(4,189)	16,079	768,544	—	(30,656)	(30,656)
Non-Agency RMBS	—	—	—	—	51,958	3,114	—	3,114
Non-Agency CMBS	39,453	317	(1,064)	(747)	80,554	2,472	(3,148)	(676)
Other securities	—	—	—	—	35,469	3,469	—	3,469
Residential Bridge Loans(1)	—	142	(762)	(620)	—	—	—	—
Loan transferred to REO(2)	3,536	399	(352)	47	—	—	—	—
Disposition of REO	219	—	(33)	(33)	—	—	—	—
Total	$812,195	$22,686	$(6,400)	$16,286	$1,146,106	$9,073	$(38,335)	$(29,262)

(1)	Realized losses recognized on the final settlement of the loans.

(2)	Realized gains/losses recognized on the transfer of Residential Bridge Loans to REO. Proceeds represent the fair value less estimated selling costs of the real estate on the date of transfer.

Other than temporary impairment

We evaluate securities for OTTI on at least a quarterly basis. The determination of whether a security is other-than-temporarily impaired involves judgments, estimates and assumptions based on subjective and objective factors. As a result, the timing and amount of an OTTI constitutes an accounting estimate that may change materially over time.

The following table presents the other-than-temporary impairments we recorded on our securities portfolio (dollars in thousands):

	Nine months ended September 30, 2019	Nine months ended September 30, 2018
Agency RMBS(1)	$74	$663
Non-Agency RMBS	1,204	269
Non-Agency CMBS	4,506	7,491
Other securities	562	—
Total	$6,346	$8,423

(1)	Other-than-temporary impairment on Agency RMBS includes impairments on Agency RMBS IOs and unrealized loss on Agency RMBS securities that we had the intent to sell at the end of the period.

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

The following table presents the net unrealized gains (losses) we recorded on our investments and securitized debt (dollars in thousands):

	Nine months ended September 30, 2019	Nine months ended September 30, 2018
Agency RMBS	$7,923	$(20,998)
Agency CMBS	129,670	(71,367)
Non-Agency RMBS	494	(1,700)
Non-Agency CMBS	2,969	12,010
Residential Whole Loans	17,260	(2,714)
Residential Bridge Loans	183	(1,247)
Commercial loans	299	(159)
Securitized commercial loans	1,076	11,152
Other securities	1,632	(1,795)
Securitized debt	(1,306)	(10,314)
Other liabilities	225	(394)
Total	$160,425	$(87,526)

Gain (loss) on derivatives, net

In order to mitigate interest rate risk resulting from our repurchase agreement borrowings, we enter into a variety of derivative and non-derivative instruments. Our primary objective for acquiring these derivatives and non-derivative instruments is to mitigate our exposure to future events that are outside our control.     The loss on derivatives, net for the nine months ended September 30, 2019, was mainly attributable to the declining swap rates, which resulted in unfavorable variation margin losses on our fixed pay interest rate swaps of $269.0 million, which was partially offset by favorable variation margin gains on our variable pay interest rate swaps of $116.4 million with a $997.2 million notional, at September 30, 2019.

The following table presents the components of gain (loss) on derivatives for the nine months ended September 30, 2019 and September 30, 2018 (dollars in thousands):

	Realized Gain (Loss), net
Description	Other Settlements / Expirations	Variation Margin Settlement	Return (Recovery) of Basis	Mark-to-Market	Contractual interest income (expense), net(1)	Total
Nine months ended September 30, 2019
Interest rate swaps	$(714)	$(152,559)	$4,859	$(453)	$4,989	$(143,878)
Interest rate swaptions	(332)	—	—	—	—	(332)
Agency and Non-Agency Interest-Only Strips— accounted for as derivatives	—	—	(1,840)	(460)	2,326	26
Options	1,378	—	—	—	—	1,378
Futures contracts	(6,720)	—	—	3,947	—	(2,773)
Credit default swaps	(414)	—	—	259	—	(155)
Total	$(6,802)	$(152,559)	$3,019	$3,293	$7,315	$(145,734)

Nine months ended September 30, 2018
Interest rate swaps	$114	$123,114	$1,064	$(1,497)	$886	$123,681
Agency and Non-Agency Interest-Only Strips— accounted for as derivatives	—	—	(2,970)	(959)	3,642	(287)
Options	(518)	—	—	47	—	(471)
Futures contracts	8,824	—	—	1,075	—	9,899
Credit default swaps	(125)	—	—	(441)	—	(566)
TBAs	126	—	—	315	—	441
Total	$8,421	$123,114	$(1,906)	$(1,460)	$4,528	$132,697

(1)	Contractual interest income (expense), net on derivative instruments includes interest settlement paid or received.

Other, net

For the nine months ended September 30, 2019 and September 30, 2018, "Other, net" was an income of $1.7 million and an expense of $100 thousand, respectively. The balance is mainly comprised of miscellaneous net interest income (expense) on cash collateral for our repurchase agreements and derivatives and miscellaneous fees collected on residential mortgage loans.

Expenses

Management Fee Expense

We incurred management fee expense of approximately $5.4 million and $6.7 million for the nine months ended September 30, 2019 and September 30, 2018, respectively.  Pursuant to the terms of the Management Agreement, our Manager is paid a management fee equal to 1.5% per annum of our stockholders’ equity (as defined in the Management Agreement), calculated and payable (in cash) quarterly in arrears. Although in May 2019, we completed a secondary public offering for net proceeds of approximately $49.3 million after subtracting underwriting commissions and had net realized gains on sales of investments of approximately $16.3 million , these increases was offset by the realized losses on our interest rate swaps which resulted in a decrease in the stockholders' equity that was utilized to calculate our management fee.

The management fees, expense reimbursements and the relationship between our Manager and us are discussed further in Note 10, “Related Party Transactions” to the financial statements contained in this Quarterly Report on Form 10-Q.

Other Operating Expenses

We incurred other operating expenses of approximately $4.4 million and $4.1 million for the nine months ended September 30, 2019 and September 30, 2018, respectively. Other operating cost is comprised of derivative transaction costs, custody, and asset management/loan servicing fees. The increase was primarily a result of acquisition costs and third party asset management/loan servicing fees related to our Residential Whole-Loans and Commercial Loans, which were acquired servicing released.

General and Administrative Expenses

General and administrative expenses were flat period over period for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.

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

The table below reconciles Net Income to Core Earnings for the three and nine months ended September 30, 2019 and September 30, 2018:

(dollars in thousands)	Three months ended September 30, 2019	Three months ended September 30, 2018	Nine months ended September 30, 2019	Nine months ended September 30, 2018
Net Income	$19,720	$20,882	$58,210	$44,064
Income tax (benefit) provision	(55)	206	435	555
Net Income before income taxes	19,665	21,088	58,645	44,619

Adjustments:
Investments:
Unrealized (gain) loss on investments, securitized debt and other liabilities	(35,030)	(13,128)	(160,425)	87,526
Other than temporary impairment	1,819	2,533	6,346	8,423
Realized (gain) loss on sale of investments	(21,399)	24,229	(16,286)	29,262
One-time transaction costs	531	310	930	514

Derivative Instruments:
Net realized (gain) loss on derivatives	51,577	(29,569)	159,487	(131,660)
Net unrealized (gain) loss on derivatives	(2,499)	7,036	(3,293)	1,460

Amortization of discount on convertible senior unsecured notes	186	137	461	412
Non-cash stock-based compensation expense	164	70	399	195
Total adjustments	(4,651)	(8,382)	(12,381)	(3,868)
Core Earnings	$15,014	$12,706	$46,264	$40,751

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

(dollars in thousands)	Three months ended September 30, 2019	Three months ended September 30, 2018	Nine months ended September 30, 2019	Nine months ended September 30, 2018
Net interest income	$16,570	$15,944	$48,063	$53,994
Interest income from IOs and IIOs accounted for as derivatives	133	213	486	672
Net interest income from interest rate swaps	1,715	1,962	9,848	1,950
Adjusted net interest income	18,418	18,119	58,397	56,616
Total expenses	(5,377)	(5,845)	(15,735)	(16,761)
Non-cash stock-based compensation	164	70	399	195
One-time transaction costs	531	310	930	514
Amortization of discount on convertible unsecured senior notes	186	137	461	412
Interest income on cash balances and other income (loss), net	1,092	(85)	1,812	(225)
Core Earnings	$15,014	$12,706	$46,264	$40,751

Net Interest Income and Net Interest Margin

The following tables set forth certain information regarding our net investment income for the three and nine months ended September 30, 2019 and September 30, 2018 (dollars in thousands):

Three Months Ended September 30, 2019	Average Amortized Cost of Assets(1)	Total Interest Income(2)	Yield on Average Assets

Investments
Agency RMBS	$468,099	$3,852	3.26%
Agency CMBS	1,738,553	13,803	3.15%
Non-Agency RMBS	46,133	556	4.78%
Non-Agency CMBS	241,580	4,744	7.79%
Residential Whole Loans	1,186,261	13,953	4.67%
Residential Bridge Loans	83,208	1,362	6.49%
Commercial loans	372,802	7,612	8.10%
Securitized commercial loans	736,542	8,615	4.64%
Other securities	73,997	1,288	6.91%
Total investments	4,947,175	55,785	4.47%
Adjustments:
Securitized commercial loans from consolidated VIEs	(736,542)	(8,615)	4.64%
Investments in consolidated VIEs eliminated in consolidation	86,956	1,863	8.50%
Adjusted total investments	$4,297,589	$49,033	4.53%

	Average Carrying Value	Total Interest Expense(3)	Average Effective Cost of Funds
Borrowings
Repurchase agreements	$2,990,018	$22,054	2.93%
Convertible senior unsecured notes, net	135,951	2,653	7.74%
Securitized debt	1,505,784	14,375	3.79%
Interest rate swaps	n/a	(1,715)	(0.15)%
Total borrowings	4,631,753	37,367	3.20%
Adjustments:
Securitized debt from consolidated VIEs(4)	(631,219)	(6,657)	4.18%
Adjusted total borrowings	$4,000,534	$30,710	3.05%

Adjusted net interest income and net interest margin		$18,323	1.69%

Three Months Ended September 30, 2018	Average Amortized Cost of Assets(1)	Total Interest Income(2)	Yield on Average Assets

Investments
Agency RMBS	$429,117	$3,581	3.31%
Agency CMBS	1,834,628	13,559	2.93%
Non-Agency RMBS	96,668	1,603	6.58%
Non-Agency CMBS	319,906	6,848	8.49%
Residential Whole Loans	407,055	4,743	4.62%
Residential Bridge Loans	276,121	4,786	6.88%
Commercial loans	97,179	2,131	8.70%
Securitized commercial loans	1,217,805	15,409	5.02%
Other securities	85,517	2,014	9.34%
Total investments	4,763,996	54,674	4.55%
Adjustments:
Securitized commercial loans from consolidated VIEs	(1,217,805)	(15,409)	5.02%
Investments in consolidated VIEs eliminated in consolidation	74,497	2,111	11.24%
Adjusted total investments	$3,620,688	$41,376	4.53%

	Average Carrying Value	Total Interest Expense(3)	Average Effective Cost of Funds
Borrowings
Repurchase agreements	$3,115,294	$22,273	2.84%
Convertible senior unsecured notes, net	109,621	2,269	8.21%
Securitized debt	1,143,774	13,975	4.85%
Interest rate swaps	n/a	(1,962)	(0.18)%
Total borrowings	4,368,689	36,555	3.32%
Adjustments:
Securitized debt from consolidated VIEs	(1,143,774)	(13,975)	4.85%
Adjusted total borrowings	$3,224,915	$22,580	2.78%

Adjusted net interest income and net interest margin		$18,796	2.06%

Nine Months Ended September 30, 2019	Average Amortized Cost of Assets(1)	Total Interest Income(2)	Yield on Average Assets

Investments
Agency RMBS	$246,505	$6,540	3.55%
Agency CMBS	1,499,301	36,626	3.27%
Non-Agency RMBS	48,292	1,960	5.43%
Non-Agency CMBS	204,068	13,269	8.69%
Residential Whole-Loans	1,176,978	42,819	4.86%
Residential Bridge Loans	138,100	7,162	6.93%
Commercial loans	318,673	19,392	8.14%
Securitized commercial loans	852,621	30,323	4.75%
Other securities	65,950	3,898	7.90%
Total investments	4,550,488	161,989	4.76%
Adjustments:
Securitized commercial loans from consolidated VIEs	(852,621)	(30,323)	4.75%
Investments in consolidated VIEs eliminated in consolidation	74,858	5,259	9.39%
Adjusted total investments	$3,772,725	$136,925	4.85%

	Average Carrying Value	Total Interest Expense(3)	Average Effective Cost of Funds
Borrowings
Repurchase agreements	$2,853,746	$70,952	3.32%
Convertible senior unsecured notes, net	118,946	7,193	8.09%
Securitized debt	1,255,360	35,295	3.76%
Interest rate swaps	n/a	(9,848)	(0.31)%
Total borrowings	4,228,052	103,592	3.28%
Adjustments:
Securitized debt from consolidated VIEs(4)	(761,564)	(24,029)	4.22%
Adjusted total borrowings	$3,466,488	$79,563	3.07%

Adjusted net interest income and net interest margin		$57,362	2.03%

Nine Months Ended September 30, 2018	Average Amortized Cost of Assets(1)	Total Interest Income(2)	Yield on Average Assets

Investments
Agency RMBS	$552,354	$13,871	3.36%
Agency CMBS	2,052,401	45,647	2.97%
Non-Agency RMBS	100,895	4,931	6.53%
Non-Agency CMBS	318,856	21,235	8.90%
Residential Whole-Loans	337,261	11,488	4.55%
Residential Bridge Loans	209,252	11,327	7.24%
Commercial loans	50,275	3,175	8.44%
Securitized commercial loans	884,936	33,555	5.07%
Other securities	104,878	6,785	8.65%
Total investments	4,611,108	152,014	4.41%
Adjustments:
Securitized commercial loans from consolidated VIEs	(884,936)	(33,555)	5.07%
Investments in consolidated VIEs eliminated in consolidation	57,451	4,737	11.02%
Adjusted total investments	$3,783,623	$123,196	4.35%

	Average Carrying Value	Total Interest Expense(3)	Average Effective Cost of Funds
Borrowings
Repurchase agreements	$3,291,357	$61,185	2.49%
Convertible senior unsecured notes, net	109,291	6,788	8.30%
Securitized debt	942,936	29,375	4.17%
Interest rate swaps	n/a	(1,950)	(0.06)%
Total borrowings	4,343,584	95,398	2.94%
Adjustments:
Securitized debt from consolidated VIEs	(942,936)	(29,375)	4.17%
Adjusted total borrowings	$3,400,648	$66,023	2.60%

Adjusted net interest income and net interest margin		$57,173	2.02%

(1)	Includes Agency and Non-Agency Interest-Only Strips accounted for as derivatives.

(2)	Refer to below table for components of interest income.

(3)	Includes the net amount paid, including accrued amounts and premium amortization for MAC interest rate swaps during the periods included in gain/loss on derivative instruments for GAAP.

(4)	Includes only the third-party sponsored securitized debt from RETL Trust and CMSC Trust.

The following table reconciles total interest income to adjusted interest income, which includes interest income on Agency and Non-Agency Interest-Only Strips classified as derivatives (Non-GAAP financial measure) for the three and nine months ended September 30, 2019 and September 30, 2018:

(dollars in thousands)	Three months ended September 30, 2019	Three months ended September 30, 2018	Nine months ended September 30, 2019	Nine months ended September 30, 2018
Coupon interest income:
Agency RMBS	$4,723	$4,551	$8,389	$17,471
Agency CMBS	14,544	13,812	38,100	45,753
Non-Agency RMBS	1,120	2,139	3,712	5,616
Non-Agency CMBS	3,696	5,379	9,975	15,362
Residential Whole Loans	15,129	5,070	45,056	12,320
Residential Bridge Loans	1,429	5,685	7,897	12,969
Commercial loans	7,477	1,997	18,701	2,997
Securitized commercial loans	9,369	16,738	32,261	35,547
Other Securities	2,924	3,674	8,883	11,610
Subtotal coupon interest	60,411	59,045	172,974	159,645
Premium accretion, discount amortization and amortization of basis, net:
Agency RMBS	(981)	(1,138)	(2,256)	(4,112)
Agency CMBS	(764)	(298)	(1,553)	(266)
Non-Agency RMBS	(564)	(536)	(1,752)	(685)
Non-Agency CMBS	1,048	1,469	3,294	5,873
Residential Whole Loans	(1,176)	(327)	(2,237)	(832)
Residential Bridge Loans	(67)	(899)	(735)	(1,642)
Commercial loans	135	134	691	178
Securitized commercial loans	(754)	(1,329)	(1,938)	(1,992)
Other Securities	(1,636)	(1,660)	(4,985)	(4,825)
Subtotal accretion and amortization	(4,759)	(4,584)	(11,471)	(8,303)
Interest income	$55,652	$54,461	$161,503	$151,342
Contractual interest income, net of amortization of basis on Agency and Non-Agency Interest-Only Strips, classified as derivatives(1):
Coupon interest income	$723	$1,209	$2,326	$3,642
Amortization of basis	(590)	(996)	(1,840)	(2,970)
Subtotal	133	213	486	672
Total adjusted interest income	$55,785	$54,674	$161,989	$152,014

(1)	Reported in "Gain (loss) on derivative instruments, net" in our Consolidated Statements of Operations.

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

The following table reconciles the Effective Cost of Funds (Non-GAAP financial measure) with interest expense for the three and nine months ended September 30, 2019 and September 30, 2018:

	Three months ended September 30, 2019		Three months ended September 30, 2018		Nine months ended September 30, 2019		Nine months ended September 30, 2018
(dollars in thousands)	Reconciliation	Cost of Funds/ Effective Borrowing Costs	Reconciliation	Cost of Funds/ Effective Borrowing Costs	Reconciliation	Cost of Funds/ Effective Borrowing Costs	Reconciliation	Cost of Funds/ Effective Borrowing Costs
Interest expense	$39,082	3.35%	$38,517	3.50%	$113,440	3.59%	$97,348	3.00%
Adjustments:
Interest expense on Securitized debt from consolidated VIEs	(6,657)	(4.18)%	(13,975)	(4.85)%	(24,029)	(4.22)%	(29,375)	(4.17)%
Net interest (received) paid - interest rate swaps	(1,715)	(0.15)%	(1,962)	(0.18)%	(9,848)	(0.31)%	(1,950)	(0.06)%
Effective Borrowing Costs	$30,710	3.05%	$22,580	2.78%	$79,563	3.07%	$66,023	2.60%
Weighted average borrowings	$4,000,534		$3,224,915		$3,466,488		$3,400,648

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

Our liquidity and capital resources are managed on a daily basis to ensure that we have sufficient liquidity to absorb market events that could negatively impact collateral valuations and result in margin calls as well as to ensure that we have the flexibility to manage our investment portfolio to take advantage of market opportunities. As of September 30, 2019, our principal sources of cash consist of borrowings under repurchase agreements, payments of principal and interest on our investment portfolio and cash generated from operations and, if market conditions permit, secondary public stock offerings.

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

Sources of Liquidity
Principal Sources of Cash
We held cash of approximately $50.2 million and $12.8 million at September 30, 2019 and September 30, 2018, respectively. Our primary sources of cash currently consist of repurchase agreement borrowings, investment income, principal repayments on investments and the proceeds from debt and equity offerings, to the extent available in the capital markets. In the future, we expect our primary sources of liquidity to consist of payments of principal and investment income, unused borrowing capacity under our financing sources and future issuances of equity and debt securities.

Repurchase Agreements
As of September 30, 2019, we had 33 master repurchase agreements with our counterparties.  We had borrowings under 20 of the 33 master repurchase agreements of approximately $2.9 billion at September 30, 2019.  The following tables present our repurchase agreement borrowings by type of collateral pledged, as of September 30, 2019 and September 30, 2018, and the respective effective cost of funds (Non-GAAP financial measure) for the three and nine months ended September 30, 2019 and September 30, 2018, respectively.  See “Non-GAAP Financial Measures” (dollars in thousands):

	September 30, 2019			Three months ended September 30, 2019		Nine months ended September 30, 2019
Collateral	Borrowings Outstanding	Value of Collateral Pledged	Weighted Average Interest Rate end of period	Weighted Average Cost of Funds	Weighted Average Effective Cost of Funds (Non-GAAP)(1)	Weighted Average Cost of Funds	Weighted Average Effective Cost of Funds (Non-GAAP)(1)	Weighted Average Haircut end of period
Agency RMBS, at fair value	$366,488	$379,998	2.31%	2.55%	2.55%	2.61%	2.61%	5.18%
Agency CMBS, at fair value	1,640,190	1,739,015	2.36%	2.50%	2.50%	2.63%	2.63%	5.11%
Non-Agency RMBS, at fair value	31,071	47,256	3.67%	3.78%	3.78%	4.05%	4.05%	36.03%
Non-Agency CMBS, at fair value	201,751	270,434	3.28%	3.52%	3.52%	3.85%	3.85%	22.74%
Residential Whole Loans, at fair value(2)	282,741	300,551	3.69%	3.85%	3.85%	4.22%	4.22%	6.75%
Residential Bridge Loans(2)	50,092	50,675	4.26%	4.44%	4.44%	4.67%	4.67%	20.00%
Commercial loans, at fair value	262,821	422,032	4.31%	4.66%	4.66%	4.97%	4.97%	35.17%
Securitized commercial loan, at fair value(2)	32,893	44,244	3.13%	3.30%	3.30%	3.57%	3.57%	22.20%
Other securities, at fair value	57,061	82,875	3.55%	3.77%	3.77%	4.04%	4.04%	28.94%
Interest rate swaps	n/a	n/a	n/a	n/a	(0.23)%	n/a	(0.46)%	n/a
Total	$2,925,108	$3,337,080	2.80%	2.93%	2.70%	3.32%	2.86%	10.45%

(1)
The effective cost of funds for the period presented is calculated on an annualized basis and includes interest expense for the period and net periodic interest payments on interest rate swaps, net of premium amortization on MAC swaps, of approximately $1.7 million and $9.8 million received for the three and nine months ended September 30, 2019.  While interest rate swaps are not accounted for using hedge accounting, such instruments are viewed by us as an economic hedge against increases in interest rates on our liabilities and are treated as hedges for purposes of satisfying the REIT requirements.  See “Non-GAAP Financial Measures”.

(2)	Repurchase agreement borrowings collateralized by Whole Loans, Bridge Loans and securitized commercial loans owned through trust certificates. The trust certificates are eliminated upon consolidation.

	September 30, 2018			Three months ended September 30, 2018		Nine months ended September 30, 2018
Collateral	Borrowings Outstanding	Fair Value of Collateral Pledged	Weighted Average Interest Rate end of period	Weighted Average Cost of Funds	Weighted Average Effective Cost of Funds (Non-GAAP)(2)	Weighted Average Cost of Funds	Weighted Average Effective Cost of Funds (Non-GAAP)(1)	Weighted Average Haircut end of period
Agency RMBS	$393,486	$403,339	2.39%	2.25%	2.25%	1.96%	1.96%	4.65%
Agency CMBS	1,833,352	1,922,520	2.36%	2.24%	2.24%	1.96%	1.96%	5.02%
Non-Agency RMBS	71,117	98,863	3.70%	3.74%	3.74%	3.51%	3.51%	27.95%
Non-Agency CMBS	212,282	286,728	3.79%	3.83%	3.83%	3.63%	3.63%	25.99%
Residential Whole Loans, at fair value(2)	585,178	684,463	3.65%	3.90%	3.90%	4.08%	4.08%	13.90%
Residential Bridge Loans(2)	216,917	249,471	4.37%	4.39%	4.39%	4.49%	4.49%	20.00%
Commercial loans, at fair value	87,567	123,677	4.33%	4.65%	4.65%	4.66%	4.66%	35.00%
Securitized commercial loan, at fair value(2)	7,599	13,800	3.99%	3.96%	3.96%	3.90%	3.90%	45.00%
Other securities, at fair value	61,821	92,391	3.86%	4.02%	4.02%	3.70%	3.70%	32.95%
Interest rate swaps	n/a	n/a	n/a	n/a	(0.25)%	n/a	(0.08)%	n/a
Total	$3,469,319	$3,875,252	2.90%	2.84%	2.59%	2.49%	2.41%	10.35%

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

At-The-Market Program
In April 2017, we entered into an equity distribution agreement with JMP Securities LLC, or "JMP", under which we may offer and sell up to $100.0 million shares of common stock in an At-The-Market equity offering from time to time through JMP. As of September 30, 2019, we have not sold any shares under this agreement.
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

Convertible Senior Unsecured Notes

In August 2019, we issued an additional $40.0 million aggregate principal amount of our 6.75% convertible senior unsecured notes (the "Reopened Notes") for net proceeds of $38.8 million. The Reopened Notes have substantially identical terms as the existing notes issued in October 2017. The notes mature on October 1, 2022, unless earlier converted, redeemed or repurchased by the holders pursuant to their terms, and are not redeemable by the Company except during the final three months prior to maturity.

Securitized Debt

In May 2019, we completed a residential mortgage-backed securitization comprised of a portion of its Residential Whole Loan portfolio. RMI 2015 Trust and RNR Trust collectively transferred $945.5 million of Non-QM Residential Whole Loans, to a wholly owned subsidiary of the Company, Arroyo Mortgage Trust 2019-2 ("Arroyo Trust") and Arroyo Trust issued $919.0 million of mortgage-backed notes and we retained the subordinate Non-Offered Securities. At September 30, 2019, Residential Whole Loans, with an outstanding principal balance of approximately $877.4 million, serve as collateral for the Arroyo Trust's securitized debt.

The following table summarizes the consolidated Arroyo Trust's issued mortgage-backed notes at September 30, 2019 which is classified in "Securitized debt" in the Consolidated Balance Sheets (dollars in thousands):

Classes	Principal Balance	Coupon	Carrying Value	Contractual Maturity
Issued Mortgage-Backed Notes
Class A-1	$733,440	3.3%	$733,438	4/25/2049
Class A-2	39,299	3.5%	39,298	4/25/2049
Class A-3	62,261	3.8%	62,259	4/25/2049
Class M-1	25,055	4.8%	25,055	4/25/2049
Subtotal	860,055		$860,050
Less: Unamortized deferred financing costs	N/A		5,491
Total	$860,055		$854,559

Cash Generated from Operations

For the nine months ended September 30, 2019, net cash used in operating activities was approximately $110.3 million, this was primarily attributable to the net interest income we earned on our investments less operating expenses, general and administrative expenses and margin settlements of interest rate swaps. For the nine months ended September 30, 2018, net cash from operating activities was approximately $141.4 million, this was primarily attributable to the net interest income we earned on our investments less operating expenses, general and administrative expenses and margin settlements of interest rate swaps

Cash Provided by and Used in Investing Activities

For the nine months ended September 30, 2019, net cash used in investing activities was approximately $465.3 million. This was primarily attributable to investment acquisitions, including an investment from a consolidated CMBS VIE, which was partially offset by proceeds from sales and receipts of principal payments and payoffs on our investments investment. For the nine months ended September 30, 2018, net cash used in investing activities was approximately $1.5 billion. This was primarily attributable to our investment acquisitions, including an investment from a consolidated CMBS VIE, which was partially offset by proceeds from sales and receipts of principal payments on our investments.

Cash Provided by and Used in Financing Activities

For the nine months ended September 30, 2019, net cash provided by financing activities was approximately $584.5 million. This was attributable to net proceeds from financings during the quarter and a secondary public offering. Our net cash provided by financing activities was partially offset by dividends paid on our common stock. For the nine months ended September 30, 2018, net cash provided by financing activities was approximately $1.4 billion.  This was primarily attributable to proceeds received from securitized debt related to a consolidated CMBS VIE and proceeds from a secondary public offer with net proceeds of approximately $67.8 million (includes the re-issuance of treasury stock for a net proceeds of $3.2 million) after subtracting underwriting commissions and offering expenses.

Contractual Obligations and Commitments

Our contractual obligations as of September 30, 2019 are as follows (dollars in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Borrowings under repurchase agreements	$2,547,720	$295,349	$82,039	$—	$2,925,108
Contractual interest on repurchase agreements	26,941	11,346	1,186	—	39,473
Convertible senior unsecured notes	—	—	155,000	—	155,000
Contractual interest on convertible senior unsecured notes	5,231	20,925	5,231	—	31,387
Securitized debt(2)	10,627	598,452	—	860,055	1,469,134
Contractual interest on securitized debt(3)	53,205	70,875	59,864	735,234	919,178
Investment related payables	71,146	—	—	—	71,146
Total	$2,714,870	$996,947	$303,320	$1,595,289	$5,610,426

(1)	The table above does not include amounts due under the Management Agreement (as defined herein) with our Manager, as those obligations do not have fixed and determinable payments.

(2)
The securitized debt is non-recourse to us and can only be settled with the loans that serve as collateral. The collateral for the securitized debt has a principal balance of $1.6 billion. Assumes entire outstanding principal balance at September 30, 2019 is paid at maturity.

(3)	For variable rate debt, the one month LIBOR rate as of September 30, 2019 of 2% was used to calculate the contractual interest.

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

As of September 30, 2019, 16 of the counterparties that we had outstanding repurchase agreement borrowings held collateral which we posted as security for such borrowings in excess of 5% of our stockholders’ equity.  Prior to entering into a repurchase agreement with any particular institution, our Manager does a thorough review of such potential counterparty.  Such review, however, does not assure the creditworthiness of such counterparty nor that the financial wherewithal of the counterparty will not deteriorate in the future.

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

The sensitivity analysis table presented below shows the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments, including interest rate swaps, Interest-Only Strips, and net interest income at September 30, 2019, assuming a static portfolio of assets. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our Manager’s expectations. The analysis presented utilizes our Manager’s assumptions, models and estimates, which are based on our Manager’s judgment and experience.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+1.00%	17.42%	(0.93)%
+0.50%	9.05%	(0.45)%
-0.50%	(9.59)%	0.45%
-1.00%	(19.42)%	0.88%

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

Certain assumptions have been made in connection with the calculation of the information set forth in the table above and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes.  The base interest rate scenario assumes interest rates at September 30, 2019.  The analysis presented utilizes assumptions and estimates based on our Manager’s judgment and experience.  Furthermore, while we generally expect to retain such assets and the associated interest rate risk, future purchases and sales of assets could materially change our interest rate risk profile.

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

We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of September 30, 2019. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

No change occurred in our internal control over financial reporting (as defined in Rule13a-15(f) and Rule 15d-15(f) of the Exchange Act) during the three months ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  Legal Proceedings

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business.  As of September 30, 2019, the Company was not involved in any legal proceedings.

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

November 7, 2019

By:	/s/ LISA MEYER

Lisa Meyer
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

November 7, 2019