Form 10-K
period 2019-12-31
Western Asset Mortgage Capital Corp
filed 2020-03-06
CIK 1465885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of the registrant's common stock held by non-affiliates was $514,733,789 based on the closing sales price on the New York Stock Exchange on June 30, 2019.
On March 3, 2020, the registrant had a total of 53,523,876 shares of common stock outstanding.

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

Part I
Item 1.    Business
Our Company
Western Asset Mortgage Capital Corporation, a Delaware corporation, and Subsidiaries (the “Company” unless otherwise indicated or except where the context otherwise requires “we,” “us” or “our”) commenced operations in May 2012, focused on investing in, financing and managing a diversified portfolio of real estate related securities, whole loans and other financial assets, which we collectively refer to as our target assets.  We are externally managed by Western Asset Management Company, LLC (our “Manager”) pursuant to the terms of a management agreement. We conduct our operations to qualify and be taxed as a real estate investment trust, or REIT, for U.S. federal income tax purposes. Accordingly, we generally will not be subject to U.S. federal income taxes on our taxable income that we distribute currently to our stockholders as long as we maintain our intended qualification as a REIT. However, certain activities that we may perform may cause us to earn income which will not be qualifying income for REIT purposes. We have designated a subsidiary as a taxable REIT subsidiary, or TRS, to engage in such activities. We also intend to operate our business in a manner that permits us to maintain our exemption from registration under the 1940 Act, as amended, or the Investment Company Act. Our common stock is traded on the New York Stock Exchange, or the NYSE, under the symbol "WMC."

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
Our Manager
We are externally managed and advised by our Manager, an SEC-registered investment advisor and a wholly-owned subsidiary of Legg Mason, Inc.("Legg Mason"), headquartered in Pasadena, California, that specializes in fixed-income asset management. From offices in Pasadena, Hong Kong, London, Melbourne, New York, São Paulo, Singapore, Tokyo and Zurich, our Manager's 835 employees provide investment services for a wide variety of global clients, including mutual funds, corporate, public, insurance, health care, union organizations and charitable foundations. In addition, two of our directors, James W. Hirschmann III and Jennifer W. Murphy, are also employees of our Manager. Our Manager is responsible for, among other duties: (i) performing all of our day-to-day functions; (ii) determining investment criteria in conjunction with our Board of Directors; (iii) sourcing, analyzing and executing investments, asset sales and financings; (iv) performing asset management duties; and (v) performing financial and accounting management.
On February 18, 2020, Franklin Resources, Inc. (“Franklin”) and Legg Mason, announced that they had entered into an agreement under which Franklin would acquire Legg Mason and its affiliates, including our Manager.   The transaction is expected to close in the third quarter of 2020 and is subject to customary closing conditions.  Upon completion of the transaction our Manager would become a wholly owned subsidiary of Franklin.
Our Competitive Advantages
Our competitive advantages in the marketplace stems from our relationship with our Manager. As of December 31, 2019, our Manager had approximately $460.1 billion in assets under management. Our Manager's scale makes it an important trading partner for many of the largest broker-dealers and banks, which provides our investment team the ability to source real estate related opportunities directly from originators as well as access attractive financing.
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

Non U.S. CMBS. —  CMBS which is not guaranteed by a U.S. Government agency or U.S. Government-sponsored entity and which is secured by commercial real estate located outside of the U.S.  Although our Manager believes that these investments can provide attractive risk-reward opportunities and offer additional asset diversification, investing in international real estate has a number of additional risks, including, but not limited to, currency risk, political risk and the legal risk of investing in jurisdictions with varying laws and regulations and potential tax implications.

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

Residential Whole Loans. — Residential Whole Loans are mortgages secured by single family residences held directly by us or through consolidated trusts with us holding the beneficial interest in the trusts. Our Residential Whole Loans include conforming fixed rate mortgages and adjustable rate mortgages that do not qualify for the Consumer Finance Protection Bureau’s (or CFPB) safe harbor provision for “qualified mortgages” ("Non QM" mortgages). Our Manager’s review, relating to Non QM mortgages, includes an analysis of the loan originator’s procedures and documentation for compliance with Ability-to-Repay requirements. As discussed in Note 7 "Financing," we have and may continue to securitize whole-loan interests, selling more senior interests in the pool of loans and retaining residual portions.  The characteristics of our Residential Whole Loans may vary going forward.

Residential Bridge Loans. — Residential Bridge Loans are mortgages secured by non owner occupied single family and multi-family residences, typically short-term, held directly by us or through structured Non-Agency RMBS programs crafted specifically for us and other clients of our Manager.  These loans are held in a consolidated trust with us holding the beneficial interest in the trust.

Commercial Whole Loans. — Commercial Whole Loans are generally loans ranging from, $5.0 million to $125.0 million, secured by commercial real estate typically short-term loans. The collateral types may include hospitality, senior care living facilities, multifamily, office, retail and industrial properties. These loans may be held directly by us or through consolidated trusts with us holding the beneficial interest in the trust.

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

ABS. — Debt and/or equity tranches of securitizations backed by various asset classes, including, but not limited to, automobiles, credit cards, equipment, franchises, recreational vehicles and student loans. Investments in ABS generally are not qualifying assets for purposes of the 75% real estate asset test applicable to REITs and generally do not generate qualifying income for purposes of the 75% real estate income test applicable to REITs. As a result, we may be limited in our ability to invest in such assets.

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

Our Investment Portfolio

Our investment portfolio composition at December 31, 2019.

Investment Portfolio

Our Financing Strategy

We deploy leverage to increase potential returns to our stockholders and to fund the acquisition of our target assets. While we are not required to maintain any particular leverage ratio, we expect to maintain a debt-to-equity ratio of three to ten times the amount of our stockholders’ equity, depending on our investment composition. The amount of leverage we use for our portfolio depends upon a variety of factors, such as, general economic, political and financial market conditions, the anticipated liquidity and price volatility of our assets, the availability and cost of financing the assets, the credit worthiness of financing counterparties and the health of the U.S. residential and commercial mortgage markets. At December 31, 2019, our aggregate debt-to-equity ratio was approximately 5.4 to 1 excluding our non-recourse debt and 8.0 to 1 including our non-recourse debt. The debt-to-equity ratio is not a comprehensive statement of overall investment portfolio leverage which is affected by any leverage embedded in TBAs and derivative instruments.

Repurchase Agreements

We primarily finance our investments through repurchase agreements for which we pledge our assets. Our repurchase agreements have maturities generally ranging from one to twelve months, but in some cases longer. Repurchase agreements involve the transfer of the pledged collateral to a counterparty at an agreed upon price in exchange for such counterparty’s simultaneous agreement to return the same security back to the borrower at a future date (i.e., the maturity of the borrowing). Under our repurchase agreements, we retain beneficial ownership of the pledged collateral, while the counterparty maintains custody of such collateral.  At the maturity of a repurchase financing, unless the repurchase financing is renewed with the same counterparty, we are required to repay the loan, including any accrued interest, and concurrently reacquire custody of the pledged collateral or, with the consent of the counterparty, we may renew the repurchase financing at the then prevailing market interest rate and terms.  The amount borrowed under our repurchase agreements is a specified percentage of the asset’s applicable fair value, which is dependent on the collateral type.  Our repurchase agreement counterparties generally require collateral in excess of the loan amount, or haircuts. As of December 31, 2019, the ranges of the haircuts on our investments were as follow:

	Minimum	Maximum (excluding IOs and IIOs)	Maximum (including IOs and IIOs)
Agency RMBS	3.0%	5.0%	30.0%
Agency CMBS(3)	3.0%	5.0%	25.0%
Non-Agency RMBS	15.0%	50.0%	n/a
Non-Agency CMBS	10.0%	35.0%	n/a
Other securities	16.7%	50.0%	n/a
Residential Whole Loans(1)	5.0%	20.0%	n/a
Commercial Loans(2)	15.0%	60.0%	n/a

(1) Includes Residential Bridge Loans.
(2) Includes Securitized commercial loans.
(3) For Agency CMBS whose payment is not guaranteed by Freddie Mac haircuts can be as high as 25%.

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

In order to reduce our exposure of risk associated with concentration to any one repurchase agreement counterparty, we seek to diversify our exposure by entering into repurchase agreements with multiple counterparties. At December 31, 2019, we had 34 master repurchase agreements with our counterparties and outstanding borrowings under 21 of such agreements. Our total outstanding borrowings under our repurchase agreements was $2.8 billion, with a maximum net exposure to any single repurchase agreement counterparty of $132.3 million, or 23.4% of equity.

Convertible Senior Unsecured Notes

As of December 31, 2019, we had $205.0 million of 6.75% convertible senior unsecured notes outstanding. The notes mature on October 1, 2022, unless earlier converted, redeemed or repurchased by the holders pursuant to their terms, and are not redeemable by us except during the final three months prior to maturity. We view this financing as an attractive source of longer-term capital, which we believe was more cost efficient than issuing straight equity.

Securitized Debt

As of December 31, 2019, Arroyo Mortgage Trust 2019-2 (a subsidiary) had $801.1 million securitized mortgage backed notes outstanding . The notes, excluding the Owner Certificates, issued by were four classes, with a weighted average fixed interest rate of 3.425% per annum. All of the Notes are anticipated to have a final payment date in April 2049. We view the notes as an attractive source of longer-term financing for our Residential Whole Loan portfolio. We may redeem the offered notes on or after the earlier of (i) the three-year anniversary of the closing date or ii) the date on which the aggregate collateral balance is 20% of the original principal balance. The notes are redeemable at their face value plus accrued interest. The mortgage-backed notes are classified in "Securitized Debt" in the Consolidated Balance Sheets.

Separately, as of December 31, 2019, the Company had three consolidated variable interest entities that had outstanding borrowings of $681.7 million, which is classified in "Securitized Debt" in the Consolidated Balance Sheets.

Our Hedging and Risk Management Strategy

Our overall portfolio strategy is designed to generate attractive returns to our investors through various economic cycles. We believe our broad approach to investing in the real estate mortgage markets, which considers all categories of real estate assets, allows us to invest in a diversified portfolio and help mitigate our portfolio from risks that arise from investing in a single or limited collateral type. In connection with our risk management activities, we enter into a variety of derivative and non-derivative instruments. Our primary objective for acquiring these derivatives and non-derivative instruments is to mitigate our exposure to future events that are outside our control. Our derivative instruments are designed to mitigate the effects of market risk and cash flow volatility associated with interest rate risk, including prepayment risk. As part of our hedging strategy, we may enter into interest rate swaps, including forward starting swaps, interest rate swaptions, U.S. Treasury options, future contracts, TBAs, total return swaps, credit default swaps, foreign current swaps and forwards and other similar instruments.

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
Investment Company Act Exemption
We conduct our operations so that we are not considered an investment company under the 1940 Act in reliance on the exemption provided by Section 3(c)(5)(C) of the 1940 Act. Section 3(c)(5)(C), as interpreted by the staff of the SEC, requires that: (i) at least 55% of our investment portfolio consist of "mortgages and other liens on and interest in real estate," or "qualifying real estate interests," and (ii) at least 80% of our investment portfolio consist of qualifying real estate interests plus "real estate-related assets." We have relied and intend to continue to rely on current interpretations of the staff of the SEC in an effort to continue to qualify for an exemption from registration under the 1940 Act. For more information on the exemptions that we utilize refer to Item 1A, "Risk Factors" of this annual report on Form 10-K.
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
Corporate Governance and Internet Address
We emphasize the importance of professional business conduct and ethics through our corporate governance initiatives. In 2014, the Board took additional steps to enhance governance by appointing a lead independent director and adding a fourth independent director so that our Board of Directors consists of two-thirds independent directors. The audit, nominating and corporate governance, risk, and compensation committees of our Board of Directors are composed entirely of independent directors. We have adopted corporate governance guidelines and a code of business conduct and ethics, which delineate our standards for our officers and directors.
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

Changes to, or the elimination of, LIBOR may adversely affect interest expense related to our loans and investments.
In July 2017, the United Kingdom Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee (“ARRC”) has proposed that the Secured Overnight Financing Rate (“SOFR”) is the rate that represents best practice as the alternative to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. ARRC has proposed a paced market transition plan to SOFR from USD-LIBOR and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to USD-LIBOR. We have material contracts, including agreements governing certain of our indebtedness, that are indexed to USD-LIBOR and are monitoring this activity and evaluating the related risks. In addition, approximately half of our investment portfolio pays interest at a variable rate that is tied to LIBOR. If LIBOR is no longer available, we may need to renegotiate some of our agreements to determine a replacement index or rate of interest. To the extent the replacement index or rate of interest is lower than the existing LIBOR-based rate it could have an adverse impact on the value of such investments, our financial condition and results of operations. In September 2019, the FASB proposed guidance that would help facilitate the market transition from existing reference rates to alternative rates. However, at this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be enacted in the United Kingdom or elsewhere. Uncertainty as to the nature of such potential changes, alternative reference rates or other reforms may adversely affect the trading market for LIBOR-based securities, including our material contracts that are indexed to USD-LIBOR. Furthermore, we may need to renegotiate any agreements governing our indebtedness extending beyond 2021 that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established. There is currently no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. As such, potential effect of any such event on our business, financial condition and results of operations cannot yet be determined.

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

Risks related to our investing strategy
Our investments in Non-Agency MBS, Residential Whole Loans, Commercial Loans and Residential Bridge Loans involve credit risks, which could materially adversely affect our results of operations.

The holder of a residential mortgages, commercial mortgages or MBS assumes the risk that the related borrowers may default on their obligations to make full and timely payments of principal and interest. Under our investment policy, we have the ability to acquire Non-Agency MBS, Residential Whole Loans, Commercial Loans and Residential Bridge Loans. In general, these investments carry greater investment risk than Agency MBS because the former are not guaranteed as to principal or interest by the U.S. Government, any federal agency or any federally chartered corporation. Higher-than-expected rates of default and/or higher-than-expected loss severities on these investments could adversely affect the value of these assets. Accordingly, defaults in the payment of principal and/or interest on our Residential Whole Loans, Commercial Loans, Residential Bridge Loans, and Non-Agency MBS and would likely result in our incurring losses of income from, and/or losses in market value relating to, these assets, which could materially adversely affect our results of operations.

In particular, our portfolio of Residential Whole Loans and Commercial Loans continued to be one of our faster growing asset class during 2019. We expect that our investment portfolio in Residential Whole Loans and Commercial Loans will continue to increase during 2020. As a holder of these loans, we are subject to the risk that the related borrowers may default or have defaulted on their obligations to make full and timely payments of principal and interest. A number of factors impact a borrower’s ability to repay including, among other things, changes in employment status, changes in interest rates or the availability of credit, and changes in real estate values. In addition to the credit risk associated with these assets, Residential Whole Loans and Commercial Loans are less liquid than certain of our other credit sensitive assets, which may make them more difficult to dispose of if the need or desire arises. If actual results are different from our assumptions in determining the prices paid to acquire such loans, particularly if the market value of the underlying properties decreases significantly subsequent to purchase, we may incur significant losses, which could materially adversely affect our results of operations.

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
Many of the assets we acquire are not publicly traded. A lack of liquidity may result from the absence of a willing buyer or an established market for these assets, as well as legal or contractual restrictions on resale or the unavailability of financing for these assets. In addition, mortgage-related assets generally experience periods of illiquidity, especially during periods of economic stress such as the economic recession in 2008 which resulted in increased delinquencies and defaults with respect to residential and commercial mortgage loans. The illiquidity of our investments may make it difficult for us to sell such investments if the need or desire arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments. Further, we may face other restrictions on our ability to liquidate an investment in a business entity to the extent that we or our Manager has or could be attributed with material, non-

public information regarding such business entity. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited, which could adversely affect our results of operations and financial condition.
An economic recession and declining real estate values could impair our assets and harm our operations.
The risks associated with our business are more severe during economic recessions and are compounded by declining real estate values. The Residential Whole Loans, Residential Bridge Loans, Commercial Loans, Non-Agency RMBS and Non-Agency CMBS in which we invest a part of our capital will be particularly sensitive to these risks. Declining real estate values will likely reduce the level of new mortgage loan originations since borrowers often use appreciation in the value of their existing properties to support the purchase of additional properties. Borrowers will also be less able to pay principal and interest on loans underlying the securities in which we invest if the value of residential and commercial real estate weakens further. Further, declining real estate values significantly increase the likelihood that we will incur losses on these investments in the event of default because the value of collateral on the mortgages underlying such securities may be insufficient to cover the outstanding principal amount of the loan. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect our net interest income from these investments, which could have an adverse effect on our financial condition, results of operations and our ability to make distributions to our stockholders
Our investments in Residential Whole Loans, Residential Bridge Loans and Commercial Loans subject us to servicing-related risks, including those associated with foreclosure and liquidation.

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
If we do not control the special servicing of the mortgage loans included in the CMBS in which we invest and, in such cases, the special servicer may take actions that could adversely affect our interests.
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
As of December 31, 2019, our Non-Agency RMBS and Whole Loans were secured by ARMs, Hybrid ARMS, pay option ARMs and fixed-rate mortgages. There can be no assurance that this will not change in the future.
Prepayment may adversely affect our profitability.
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
We may purchase RMBS assets and Residential Whole Loans that have a higher interest rate than the then prevailing market interest rate. In exchange for this higher interest rate, we may pay a premium to par value to acquire the asset. In accordance with accounting rules, we amortize this premium over the expected term of the asset. If the asset is prepaid in whole or in part at a faster than expected rate, we must expense all or a part of the remaining unamortized portion of the premium, which can adversely affect our profitability.
Prepayments generally increase when interest rates fall and decrease when interest rates rise, but changes in prepayment are difficult to predict. House price appreciation, while increasing the value of the collateral underlying our RMBS and Residential Whole Loans, may increase prepayments as borrowers may be able to refinance at more favorable terms. Prepayments can also occur when borrowers default on their residential mortgages and the mortgages are prepaid from the proceeds of a foreclosure sale of the property (an involuntary prepayment), or when borrowers sell the property and use the sale proceeds to prepay the mortgage as part of a physical relocation. Prepayments also may be affected by conditions in the housing and financial markets, increasing defaults on residential mortgage loans, which could lead to an acceleration of the payment of the related principal, general economic conditions and the relative interest rates on fixed-rate mortgages and ARMs. While we seek to manage prepayment risk, in selecting RMBS and Residential Whole Loans investments we must balance prepayment risk against other risks, the potential returns of each investment and the cost of hedging our risks. No strategy can completely insulate us from prepayment or other such risks, and we may deliberately retain exposure to prepayment or other risks.
In addition, a decrease in prepayment may adversely affect our profitability. When borrowers prepay their residential mortgage loans at slower than expected rates, prepayments on the RMBS may be slower than expected. These slower than expected payments may adversely affect our profitability. We may purchase RMBS assets that have a lower interest rate than the then prevailing market interest rate. In exchange for this lower interest rate, we may pay a discount to par value to acquire the asset. In accordance with accounting rules, we accrete this discount over the expected term of the asset based on our prepayment assumptions. If the asset is prepaid at a slower than expected rate, however, we must accrete the remaining portion of the discount at a slower than expected rate. This will extend the expected life of the asset and result in a lower than expected yield on assets purchased at a discount to par.
We could be materially and adversely affected by poor market conditions where the properties securing the mortgage loans underlying our investments are geographically concentrated.

Our performance depends on the economic conditions in markets in which the properties securing the mortgage loans underlying our investments are concentrated. As of December 31, 2019, a substantial portion of our investments had underlying properties in California. Our financial condition, results of operations, the market price of our common stock and our ability to make distributions to our stockholders could be materially and adversely affected by this geographic concentration if market conditions, such as an oversupply of space or a reduction in demand for real estate in an area, deteriorate in California. Moreover, due to the geographic concentration of properties securing the mortgages underlying our investments, the Company may be disproportionately affected by general risks such as natural disasters, including major wildfires, floods and earthquakes and , severe or inclement weather, should such developments occur in or near the markets in California in which such properties are located.
We may incur losses as a result of unforeseen or catastrophic events, including the emergence of a pandemic and acts of terrorism.
The occurrence of unforeseen or catastrophic events, including the emergence of a pandemic, such as coronavirus, or other widespread health emergency (or concerns over the possibility of such an emergency) terrorist attacks could create economic and financial disruptions, and could lead to operational difficulties that could impair our ability to manage our businesses.

We may make investments in non U.S. dollar denominated securities, which will be subject to currency rate exposure and risks associated with the uncertainty of foreign laws and markets.
Some of our real estate-related securities investments may be denominated in foreign currencies, and therefore, we expect to have currency risk exposure to any such foreign currencies. A change in foreign currency exchange rates may have an adverse impact on returns on our non U.S. dollar denominated investments. Although we may hedge our foreign currency risk subject to the REIT income tests, we may not be able to do so successfully and may incur losses on these investments as a result of exchange rate fluctuations. To the extent that we invest in non U.S. dollar denominated securities, in addition to risks inherent in the investment in securities generally discussed in this Form 10-K, we will also be subject to risks associated with the uncertainty of foreign laws and markets, including, but not limited to, unexpected changes in regulatory requirements, political and economic instability in certain geographic locations, difficulties in managing international operations, currency exchange controls, potentially adverse tax consequences, additional accounting and control expenses and the administrative burden of complying with a wide variety of foreign laws.
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
Fluctuations in interest rates could materially affect our financial results
In July 2017, the United Kingdom Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee (“ARRC”) has proposed that the Secured Overnight Financing Rate (“SOFR”) is the rate that represents best practice as the alternative to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. ARRC has proposed a paced market transition plan to SOFR from USD-LIBOR and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to USD-LIBOR. We have material contracts, including agreements governing certain of our indebtedness that are indexed to USD-LIBOR and are monitoring this activity and evaluating the related risks. In September 2019, the FASB proposed guidance that would help facilitate the market transition from existing reference rates to alternative rates. However, at this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be enacted in the United Kingdom or elsewhere. Uncertainty as to the nature of such potential changes, alternative reference rates or other reforms may adversely affect the trading market for LIBOR-based securities, including our material contract that are indexed to USD-LIBOR. Furthermore, we may need to renegotiate any credit agreements extending beyond 2021 that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established. There is currently no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. As such, potential effect of any such event on our business, financial condition and results of operations cannot yet be determined.
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
When we engage in repurchase transactions, we generally sell securities to lenders (repurchase agreement counterparties) and receive cash from these lenders. The lenders are obligated to resell the same securities back to us at the end of the term of the transaction. Because the cash we receive from the lender when we initially sell the securities to the lender will be less than the value of those securities (this difference is the haircut), if the lender defaults on its obligation to resell the same securities back to us we may incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities). We would also lose money on a repurchase transaction if the value of the underlying securities has declined as of the end of the transaction term, as we would have to repurchase the securities based on their initial value but would receive securities worth less than that amount. Further, if we default on one of our obligations under a repurchase transaction, the lender can terminate the transaction and cease entering into any other repurchase transactions with us. Our inability to post adequate collateral for a margin call by the counterparty, in a time frame as short as the close of the same business day, could result in a condition of default under our repurchase agreements, thereby enabling the counterparty to liquidate the collateral pledged by us, which may have a material adverse effect on our financial position, results of operations and cash flows. Certain of our repurchase agreements contain cross-default provisions, such that if a default occurs under an agreement with any specific lender, that lender could also declare a default under other repurchase agreements or other financing or derivative contracts, if any, with such lender. Further, 16 of the counterparties to our repurchase agreements held, as of December 31, 2019, collateral valued in excess of 5% of our stockholders' equity as security for our obligations under the applicable repurchase agreements. Any losses we incur on our repurchase transactions could adversely affect our earnings and thus our cash available for distribution to our stockholders.
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
As of December 31, 2019, we had amounts outstanding under repurchase agreements with 21 separate lenders and had repurchase agreements with 34 different lenders. Prior to entering into a lending relationship with any financial institution, our Manager does a thorough credit review of such potential lender. Notwithstanding the foregoing, a material adverse development involving one or more major financial institutions or the financial markets in general, in addition to the regulatory changes, could result in our lenders reducing our access to funds available under our repurchase agreements or terminating such agreements altogether.
Furthermore, because we rely primarily on short-term borrowings, our ability to achieve our investment objectives will depend not only on our ability to borrow money in sufficient amounts and on favorable terms, but also on our ability to renew or replace on a continuous basis our maturing short-term borrowings. If we are unable to renew or replace our maturing short-term borrowings due to liquidity shortfalls in the repurchase agreement market and other short-term funding markets, changes in the regulatory environment or for any other reason, we will have to sell some or all of our assets, possibly under adverse market conditions which may have a material adverse effect on our financial position, results of operations and cash flows. In addition, the aforementioned changes to the regulatory capital requirements imposed on our lenders may significantly increase the cost of the financing that they provide to us. Our lenders also may revise their eligibility requirements for the types of assets they are willing to finance or the terms of such financings, based on, among other factors, the recent changes in the regulatory environment and their management of perceived risk, particularly with respect to assignee liability.
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
On the date each month that principal payments are announced (i.e., the factor day for our Agency RMBS), the value of our Agency RMBS pledged as collateral under our repurchase agreements is reduced by the amount of the prepaid principal and, as a result, our lenders will typically initiate a margin call requiring the pledge of additional collateral or cash, in an amount equal to such prepaid principal, in order to re-establish the required ratio of borrowing to collateral value under such repurchase agreements. Accordingly, with respect to our Agency RMBS the announcement on factor day of principal prepayments is in advance of our receipt of the related scheduled payment, thereby creating a short-term receivable for us in the amount of such principal prepayments; however, under our repurchase agreements, we may receive a margin call relating to the related reduction in value of our Agency RMBS and prior to receipt of this short-term receivable, be required to post additional collateral or cash in an amount equal to the product of the advance rate of such repurchase agreement and the principal prepayment on or about factor day, which would reduce our liquidity during the period in which the short-term receivable is outstanding. As a result, in order to meet any such margin calls, we could be forced to sell assets in order to maintain liquidity. Forced sales under adverse market conditions may result in lower sales prices than ordinary market sales in the normal course of business.
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
We may seek to finance and refinance our Residential Whole Loans and Commercial Whole Loans to generate greater value from such loan. However, there may be impediments to executing either a financing or refinancing strategy for these investments. The financing of these investments presents additional challenges because in general it is less available than repurchase financing for MBS, especially Agency CMBS and Agency RMBS, and likely to have less advantageous pricing and more onerous terms. Accordingly, there can be no assurance that we will be able to finance Whole Loans at all, let alone on terms we believe are advantageous.
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

•
the amount of income that a REIT may earn from hedging transactions (other than hedging transactions that satisfy certain requirements of the Code or that are done through a taxable REIT subsidiary (a "TRS") to offset interest rate losses is limited by U.S. federal tax provisions governing REITs);

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
Our Manager is authorized to follow very broad investment guidelines. Our Board of Directors periodically reviews our investment guidelines and our investment portfolio but does not, and is not required to review all of our proposed investments, except that an investment in a security structured or issued by another entity managed by our Manager must be approved by at least two-thirds (2/3) of our independent directors prior to such investment. In addition, in conducting periodic reviews, our Board of Directors may rely primarily on information provided to them by our Manager. Furthermore, our Manager may use complex strategies, and transactions entered into by our Manager may be costly, difficult or impossible to unwind by the time they are reviewed by our Board of Directors. Our Manager has great latitude within the broad parameters of our investment guidelines in determining the types and amounts of Agency and Non-Agency RMBS, CMBS, ABS and Whole Loan investments it may decide are attractive investments for us, which could result in investment returns that are substantially below expectations or that result in losses, which would materially and adversely affect our business operations and results. Further, decisions made and investments and financing arrangements entered into by our Manager may not fully reflect the best interests of our stockholders.
There are conflicts of interest in our relationship with our Manager that could result in decisions that are not in the best interests of our stockholders.
We are subject to conflicts of interest arising out of our relationship with our Manager. We do not have any employees. All of our executive officers and two of our directors, James W. Hirschmann III and Jennifer W. Murphy, are employees of our Manager. Our Management Agreement with our Manager was negotiated between related parties and its terms, including fees and other amounts payable, may not be as favorable to us as if it had been negotiated at arm's-length with an unaffiliated third party. In addition, the obligations of our Manager and its officers and personnel to engage in other business activities may reduce the time our Manager and its officers and personnel spend managing us.

We compete for investment opportunities directly with other client portfolios managed by our Manager. Clients of our Manager have investment mandates and objectives that target the same assets as us. A substantial number of client accounts managed by our Manager have exposure to RMBS, CMBS and other investments and may have similar investment mandates and objectives. While our Manager has only a limited number of client accounts investing in Whole loans, the supply of Whole Loan investments meeting the Manager's investment criteria is extremely limited. In addition, our Manager may have additional clients that compete directly with us for investment opportunities in the future. Our Manager has an investment allocation policy in place that is intended to ensure that no single client is intentionally favored over another and that trades are allocated in a fair and equitable manner. We may compete with our Manager or its other clients for investment or financing opportunities sourced by our Manager; however, we may either not be presented with the opportunity or have to compete with our Manager to acquire these investments or have access to these sources of financing. Our Manager and our executive officers may choose to allocate favorable investments to itself or to its or other clients instead of to us. Further, at times when there are turbulent conditions in the mortgage markets or distress in the credit markets or other times when we will need focused support and assistance from our Manager, our Manager's other clients will likewise require greater focus and attention, placing our Manager's resources in high demand. In such situations, we may not receive the level of support and assistance that we may receive if we were internally managed or if our Manager did not act as a manager for other entities. There is no assurance that our Manager's allocation policies that address some of the conflicts relating to our access to investment and financing sources will be adequate to address all of the conflicts that may arise.
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
As of December 31, 2019, our Manager owned 1,383,865 shares of our common stock. To the extent our Manager elects to sell all or a portion of these shares in the future, our Manager's interests may be less aligned with our interests.
We are dependent on our Manager and its key personnel for our success.
We have no separate facilities and are completely reliant on our Manager. All of our executive officers and two of our directors, are employees of our Manager. Our Manager has significant discretion as to the implementation of our investment and operating policies and strategies. Accordingly, we believe that our success will depend to a significant extent upon the efforts, experience, diligence, skill and network of business contacts of the executive officers and key personnel of our Manager. The executive officers and key personnel of our Manager evaluate, negotiate, close and monitor our investments; therefore, our success depends on their continued service. The departure of any of the executive officers or key personnel of our Manager could have a material adverse effect on our performance. In addition, we offer no assurance that our Manager will remain our investment manager or that we will continue to have access to our Manager's principals and professionals. The term of our Management Agreement with our Manager expires on May 16, 2021, with automatic one-year renewals thereafter. If the Management Agreement is terminated and no suitable replacement is found to manage us, we may not be able to execute our business plan. Moreover, our Manager is not obligated to dedicate any of its personnel exclusively to us nor is it obligated to dedicate any specific portion of its time to our business, and none of our Manager's personnel are contractually dedicated to us under our Management Agreement with our Manager.
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

Our Manager is only contractually committed to serve us until May 16, 2021. The Management Agreement is automatically renewable for one-year terms; provided, however, that our Manager may terminate the Management Agreement annually upon 180 days prior notice. If the Management Agreement is terminated and no suitable replacement is found to manage us, we may not be able to execute our business plan.
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
Our common stock is listed on the NYSE under the symbol "WMC." The stock markets, including the NYSE, have experienced significant price and volume fluctuations over the past several years. As a result, the market price of our common stock is likely to be similarly volatile, and investors in our common stock may experience a decrease in the value of their shares. Accordingly, no assurance can be given as to the ability of our stockholders to sell their common stock or the price that our stockholders may obtain for their common stock.
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
Conversion of our convertible senior unsecured notes may dilute the ownership interest of existing stockholders, including holders who had previously converted their notes.
The Company has issued $205.0 million aggregate principal amount of 6.75% convertible senior unsecured notes. The notes mature on October 1, 2022, unless earlier converted, redeemed or repurchased by the holders pursuant to their terms, and are not redeemable by the Company except during the final three months prior to maturity.

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

Item 1B.    Unresolved Staff Comment
None
Item 2.    Properties
Our executive and administrative offices are located in Pasadena, California, in office space shared with our Manager. We do not own any materially important physical properties; however, we have residential homes (or real estate owned) that we acquire, from time to time, through foreclosures on mortgage loans.
Item 3.    Legal Proceedings
None.
Item 4.    Mine Safety Disclosures.
Not applicable.

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the NYSE under the symbol "WMC."
The following table summarizes our dividends declared on common stock, on a per share basis, for the years ended December 31, 2019 and 2018:

Declaration Date	Record Date	Payment Date	Common Stock Dividend
2019
December 19, 2019	December 30, 2019	January 24, 2020	$0.31
September 19, 2019	September 30, 2019	October 25, 2019	$0.31
June 20, 2019	July 1, 2019	July 26, 2019	$0.31
March 21, 2019	April 1, 2019	April 26, 2019	$0.31
2018
December 19, 2018	December 31, 2018	January 25, 2019	$0.31
September 17, 2018	September 27, 2018	October 26, 2018	$0.31
June 21, 2018	July 2, 2018	July 26, 2018	$0.31
March 22, 2018	April 2, 2018	April 26, 2018	$0.31
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
As of March 3, 2020, we had 6 registered holders of our common stock and 53,523,876 shares outstanding.
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
The following table presents certain information about the Equity Incentive Plans as of December 31, 2019:

Award	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Restricted common stock	N/A	N/A	688,305
Total	—	—	688,305
Stockholder Return Performance
The following graph is a comparison of the cumulative total stockholder return on the Company's common stock, the Standard & Poor's 500 Index (the "S&P 500 Index"), the Russell 2000 Index (the "Russell 2000") and the FTSE NAREIT Mortgage REITs Index (the "FTSE Mortgage REIT"), a peer group index for a five-year period from December 31, 2014 to December 31, 2019, and accordingly does not take into account the dividend the Company declared on December 19, 2019 and paid on January 24, 2020. The graph assumes that $100 was invested on December 31, 2014 in the Company's common stock, the S&P 500 Index, the Russell 2000 and the FTSE Mortgage REIT and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of the Company's shares will continue in line with the same or similar trends depicted in the graph below.

Index	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19
Western Asset Mortgage Capital Corp	100.00	83.97	94.73	105.53	100.42	140.40
S&P 500	100.00	101.38	113.51	138.29	132.23	173.86
Russell 2000	100.00	95.59	115.95	132.94	118.30	148.49
FTSE NAREIT Mortgage REIT	100.00	91.12	111.95	134.10	130.71	158.60
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

in thousands—except share and per share data	Year ended December 31, 2019	Year ended December 31, 2018	Year ended December 31, 2017	Year ended December 31, 2016	Year ended December 31, 2015
Operating Data:
Net Interest Income	66,990	71,122	75,918	91,326	125,099
Other Income (Loss)	25,710	(21,328)	30,444	(91,939)	(112,100)
Operating expenses	12,873	14,749	10,519	11,493	12,888
General and administrative expenses	8,071	7,927	7,259	9,753	9,595
Income (loss) before income taxes	71,756	27,118	88,584	(21,859)	(9,484)
Income tax provision	1,057	709	3,487	3,156	—
Net Income (loss)	$70,699	$26,409	$85,097	$(25,015)	$(9,484)
Net income (loss) per Common Share—Basic	$1.37	$0.61	$2.03	$(0.61)	$(0.25)
Net income (loss) per Common Share—Diluted	$1.37	$0.61	$2.03	$(0.61)	$(0.25)
Dividends Declared per Share of Common Stock	$1.24	$1.24	$1.24	$1.38	$2.49
Balance Sheet Data (at period end):
Total assets	$5,160,971	$4,497,395	$3,886,906	$3,156,016	$3,414,429
Total liabilities	$4,596,510	$3,994,386	$3,420,868	$2,725,534	$2,902,781
Total stockholders' equity	$564,461	$503,009	$466,038	$430,482	$511,648
Other Data:
Cash flow provided by (used in):
Operating activities	$(52,240)	$107,052	$59,382	$11,546	$133,898
Investing activities	$(478,503)	$(716,875)	$(1,202,572)	$504,631	$1,359,855
Financing activities	$537,227	$639,594	$1,145,043	$(494,799)	$(1,516,439)

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion provides the reader a narrative from the perspective of management and should be read in conjunction with our consolidated financial statements and related notes included in Item 8, "Financial Statements and Supplementary Data" of this annual report on Form 10-K.
Overview
The size and composition of our portfolio depend on investment strategies implemented by our Manager, the accessibility to capital and overall market conditions, including availability of attractively priced target assets and financing. Our objective is to provide an attractive risk adjusted return to our stockholders over the long term. Our Manager has built a diversified portfolio of our target assets to better enable us to deliver attractive returns through market cycles. Our portfolio is mainly comprised of Agency CMBS, Non-Agency CMBS, Residential Whole loans and Commercial Loans. To a lesser extent, we have investments in Agency RMBS, Residential Bridge Loans, Non-Agency RMBS, GSE Risk Sharing Securities and ABS investments secured by a portfolio of private student loans. In addition, our holdings include four securitized commercial loans from the three consolidated CMBS VIEs.
We use leverage as part of our business strategy in order to increase potential returns to our stockholders. We accomplish this by borrowing against existing investments primarily through repurchase agreements. We may also change our financing strategy and leverage without the consent of our stockholders.
We operate and elected to be taxed as a REIT, commencing with our taxable year ended December 31, 2012. We generally will not be subject to U.S. federal income taxes on our taxable income to the extent that we annually distribute, in accordance with the REIT regulations, all of our net taxable income to stockholders and maintain our intended qualification as a REIT. Certain of our non-qualifying investments were held in our taxable REIT subsidiary or "TRS." Net income generated in our TRS is taxable and subject to federal, state and local income tax at the applicable corporate tax rates.
We also intend to operate our business in a manner that will permit us to maintain our exemption from registration under the 1940 Act.
Factors Impacting Our Operating Results
Our business is affected by general U.S. residential and commercial real estate fundamentals and the overall U.S. and international economic environment. In particular, our strategy is influenced by the specific characteristics of these markets, including, but not limited to, interest rate levels and credit spreads.

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
Recent Market Conditions
Our business is affected by general U.S. residential real estate fundamentals, domestic and foreign commercial real estate fundamentals and the overall U.S. and international economic environment. In particular, our strategy is influenced by the specific characteristics of these markets, including, but not limited to, prepayment rates and interest rate levels. We expect the results of our operations to be affected by various factors, many of which are beyond our control.

Our Manager's outlook for 2020, is as follows; i) Coronavirus will cause growth setbacks in the global recovery . ii) U.S. and global inflation will continue to be subdued, iii) sustained monetary policy accommodation by the Federal Reserve and European Central Bank suggests "low for long", and iv) spread products should outperform government bonds.
Against this backdrop, we remain constructive on housing fundamentals and expect modest home price growth over the coming years. Credit underwriting standards are historically high, making the quality of new loan production strong. We remain positive on the credit risk of GSEs (Fannie Mae and Freddie Mac) and recently issued non-agency loans as well as re-performing loans and securities. We also remain constructive on the CMBS market, due to broadly positive commercial real estate fundamentals and a favorable economic outlook. Here, we are positive on short-duration, well-structured single-borrower securitizations and loans; in conduit deals we see better value in AAA rated bonds.
During the fourth quarter of 2019, the Federal Reserve continued monetary easing, reducing the fed funds rate a quarter point in October 2019. They also significantly increased liquidity in the repurchase agreement market through its Open Market Operations. The yield curve steepened during the quarter, with 2-year Treasury yields declining five basis points and 10-year yields increasing 25 basis points. We saw credit spreads and spreads on Agency MBS tighten. Although there was a modest benefit from declining interest rates, the spread widening on our Agency CMBS portfolio overshadowed this benefit resulting in a slight decline in our book value of 0.5%.

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

Mortgage-Backed Securities and Other Securities

Our mortgage-backed securities and other securities portfolio primarily consists of Agency RMBS, Non-Agency RMBS, Agency CMBS, Non-Agency CMBS, ABS and other real estate related assets. These investments are recorded in accordance with

ASC 320, “Investments - Debt and Equity Securities,” ASC 325-40, “Beneficial Interests in Securitized Financial Assets” or ASC 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality.” We have chosen to make a fair value election pursuant to ASC 825, “Financial Instruments” for our mortgage-backed securities and other securities portfolio. Electing the fair value option allows us to record changes in fair value in the Consolidated Statements of Operations as a component of “Unrealized gain (loss), net.”

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

Residential Whole Loans

Investments in Residential Whole Loans are recorded in accordance with ASC 310-20, "Nonrefundable Fees and Other Costs." We have chosen to make the fair value election pursuant to ASC 825 for our entire Residential Whole-Loan portfolio. Residential Whole Loans are recorded at fair value with periodic changes in fair market value being recorded in earnings as a component of "Unrealized gain (loss), net." All other costs incurred in connection with acquiring Residential Whole Loans or committing to purchase these loans are charged to expense as incurred.

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

A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the existing contractual terms. We evaluate each of Residential Bridge Loans on a quarterly basis. These loans are individually specific as they relate to the borrower, collateral type, interest rate, LTV and term as well as geographic location. We evaluate the collectability of both principal and interest of each loan. When a loan is impaired, the impairment is then measured based on fair value of the collateral, since these loans are collateral dependent. Upon measurement of impairment, we record an allowance to reduce the carrying value of the loan with a corresponding charge to net income for those loans that we did not elect the fair value option. Significant judgments are required in determining impairment, including assumptions regarding the value of the loan, the value of the underlying collateral and other provisions such as guarantees. We will not record an allowance for loan loss for the Residential Bridge Loans that Company has elected the fair value option.

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

Securitized Commercial Loans

Securitized commercial loans are comprised of commercial loans of consolidated variable interest entities which were sponsored by third parties. These loans are recorded in accordance with ASC 310-20, "Nonrefundable Fees and Other Costs." We have chosen to make the fair value election pursuant to ASC 825. Accordingly, these loans are recorded at fair value with periodic changes in fair value being recorded in earnings as a component of "Unrealized gain (loss), net."

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

Commercial Loans

Investments in Commercial Loans, which are comprised of commercial mortgage loans and commercial mezzanine loans, are recorded in accordance with ASC 310-20, "Nonrefundable Fees and Other Costs." We have chosen to make the fair value election pursuant to ASC 825 for our Commercial Loan portfolio. Accordingly, these loans are recorded at fair value with periodic changes in fair value being recorded in earnings as a component of "Unrealized gain (loss), net." All other costs incurred in connection with acquiring the Commercial Loans or committing to purchase these loans are charged to expense as incurred.

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

Interest Income Recognition

Agency MBS, Non-Agency MBS and other securities, excluding Interest-Only Strips, rated AA and higher at the time of purchase

Interest income on mortgage-backed and other securities is accrued based on the respective outstanding principal balances and corresponding contractual terms. We record interest income in accordance with ASC subtopic 835-30 "Imputation of Interest," using the effective interest method. As such premiums and discounts associated with Agency MBS, Non-Agency MBS and other securities, excluding Interest-Only Strips, rated AA and higher at the time of purchase, are amortized into interest income over the estimated life of such securities. Adjustments to premium and discount amortization are made for actual prepayment activity.  We estimate prepayments at least quarterly for our securities and, as a result, if the projected prepayment speed increases, we will accelerate the rate of amortization on premiums or discounts and make a retrospective adjustment to historical amortization. Alternatively, if projected prepayment speeds decrease, we will reduce the rate of amortization on the premiums or discounts and make a retrospective adjustment to historical amortization.

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

Loan Portfolio

Interest income on our residential loan portfolio and commercial loan portfolio is recorded using the effective interest method based on the contractual payment terms of the loan. Any premium amortization or discount accretion will be reflected as a component of "Interest income" in our Consolidated Statements of Operations.

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

2019 Activity

Investment Activity

We continually evaluate our investment portfolio, focusing on expected future prepayment trends, supply of and demand, costs of financing, costs of hedging, expected future interest rate volatility and the overall shape of the U.S. Treasury and interest rate swap yield curves. We utilized the proceeds from our May secondary equity offering, our two convertible note issuances and net proceeds from sales and paydowns, along with related borrowing to acquire $3.6 billion of investments.

The following table presents our investing activity for the year ended December 31, 2019 (dollars in thousands):

Investment Type	Balance at December 31, 2018	Purchases	Principal Payments and Basis Recovery	Proceeds from Sales	Transfers to REO	Realized Gain/(Loss)	Unrealized Gain/(loss)	Premium and discount amortization, net	OTTI	Balance at December 31, 2019
Agency CMBS and Agency CMBS IOs	$1,486,142	$762,648	$(23,874)	$(891,072)	N/A	$28,603	$78,665	$(2,327)	$(216)	$1,438,569
Agency RMBS and Agency RMBS IOs	19,837	583,982	(50,697)	(205,310)	N/A	1,560	8,247	(711)	(222)	356,686
Non-Agency RMBS	50,555	—	(3,131)	—	N/A	—	(230)	(49)	(1,331)	45,814
Non-Agency CMBS	200,301	207,177	(46,478)	(40,235)	N/A	(1,308)	(890)	4,017	(6,565)	316,019
Other securities(1)	59,906	27,678	(1,911)	—	N/A	—	1,564	(6,472)	(604)	80,161
Total MBS and other securities	1,816,741	1,581,485	(126,091)	(1,136,617)	N/A	28,855	87,356	(5,542)	(8,938)	2,237,249
Residential Whole Loans	1,041,885	579,124	(262,149)	—	—	—	20,790	(3,790)	—	1,375,860
Residential Bridge Loans	221,719	—	(179,548)	—	(5,029)	(487)	501	(737)	—	36,419
Commercial Loans	216,123	350,232	(197,245)	—	—	—	(121)	1,224	—	370,213
Securitized commercial loans	1,013,511	1,113,231	(1,214,688)	—	—	—	(1,070)	(1,944)	—	909,040
Total Investments	$4,309,979	$3,624,072	$(1,979,721)	$(1,136,617)	$(5,029)	$28,368	$107,456	$(10,789)	$(8,938)	$4,928,781

(1) Other securities include $61.7 million of GSE CRTs and $18.5 million of ABS at December 31, 2019.

During 2019, due to favorable risk adjusted returns, we opportunistically increased our exposure to Agency RMBS. We continued to see favorable risk-adjusted returns in credit sensitive investments, particularly Residential Whole Loans, Commercial Loans and Non-Agency CMBS. As a result, we continue to deploy capital into these investments. At December 31, 2019, we held $3.1 billion in credit sensitive investments, primarily consisting of 43.8% in Residential Whole Loans, 29.0% in securitized commercial loans (our risk is limited to only our direct ownership interest in the trust), 11.8% in Commercial Loans, 10.1% in Non-Agency CMBS, 1.5% in Non-Agency RMBS, 1.2% in Residential Bridge Loans, and 2.6% in GSE credit risk transfer and ABS securities. We work to mitigate the credit risk on our credit sensitive holdings by developing relationships with originators that adhere to our investment guidelines for our Residential Whole Loans. For our Commercial Loans and other investments, we perform a detailed credit analysis on the underlying collateral at the time of purchase.

Portfolio Characteristics

Our Agency Portfolio

The following table summarizes our Agency portfolio by investment category as of December 31, 2019 (dollars in thousands):

	Principal Balance	Amortized Cost	Fair Value	Net Weighted Average Coupon
Agency CMBS	$1,347,929	$1,374,443	$1,435,477	3.4%
Agency CMBS IOs and IIOs accounted for as derivatives(1)	N/A	N/A	3,092	0.4%
Total Agency CMBS	1,347,929	1,374,443	1,438,569	3.1%

Agency RMBS	327,814	333,287	340,771	3.5%
Agency RMBS IOs and IIOs (1)	N/A	8,661	10,343	2.8%
Agency RMBS IOs and IIOs accounted for as derivatives (1)	N/A	N/A	5,572	3.0%
Total Agency RMBS	327,814	341,948	356,686	3.3%
Total	$1,675,743	$1,716,391	$1,795,255	3.1%

(1)	IOs and IIOs have no principal balances and bear interest based on a notional balance. The notional balance is used solely to determine interest distributions on the interest-only class of securities.

Credit Sensitive Portfolio

The following table presents information by vintage(1) as it relates to our credit sensitive investment portfolio at December 31, 2019:

Credit Sensitive Securities	Pre 2006	2006	2007	2011	2012	2013	2014	2015	2016	2017	2018	2019	Total
Non-Agency RMBS	—%	0.1%	—%	—%	—%	—%	—%	—%	—%	0.9%	0.3%	—%	1.3%
Non-Agency RMBS IOs	—%	—%	—%	—%	—%	—%	—%	—%	—%	0.2%	0.1%	—%	0.3%
Non-Agency CMBS	—%	0.3%	0.4%	1.4%	0.1%	—%	0.9%	1.5%	0.4%	0.5%	1.9%	2.7%	10.1%
Other securities	0.3%	—%	—%	—%	—%	—%	0.1%	0.2%	0.7%	0.1%	1.1%	—%	2.5%
Residential Whole Loans	—%	—%	—%	0.2%	0.2%	1.5%	0.7%	0.1%	1.1%	4.9%	24.3%	10.9%	43.9%
Residential Bridge Loans	—%	—%	—%	—%	—%	—%	—%	—%	—%	0.2%	0.9%	—%	1.1%
Securitized commercial loans	—%	—%	—%	—%	—%	—%	—%	0.8%	—%	—%	21.6%	6.6%	29.0%
Commercial Loans	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%	3.0%	8.8%	11.8%
Total	0.3%	0.4%	0.4%	1.6%	0.3%	1.5%	1.7%	2.6%	2.2%	6.8%	53.2%	29.0%	100.0%

(1)	Based on carrying amount of the investments.

Non-Agency RMBS

The following table presents the fair value and weighted average purchase price for each of our Non-agency RMBS categories, including IOs accounted for as derivatives, together with certain of their respective underlying loan collateral attributes and current performance metrics as of December 31, 2019 (fair value dollars in thousands):

		Weighted Average
Category	Fair Value	Purchase Price	Life (Years)	Original LTV	Original FICO	60+ Day Delinquent	6-Month CPR
Prime	$10,681	$64.04	12.1	68.9%	769	0.1%	12.6%
Alt-A	35,133	64.87	11.5	80.9%	663	8.7%	8.2%
Total	$45,814	$64.68	11.6	78.1%	688	6.7%	9.2%

Non-Agency CMBS

The following table presents certain characteristics of our Non-Agency CMBS portfolio as of December 31, 2019 (dollars in thousands):

		Principal		Weighted Average
Type	Vintage	Balance	Fair Value	Life (Years)	Original LTV
Conduit:					0
	2006-2009	$35,830	$22,785	1.5	72.7%
	2010-2019	104,106	82,402	4.1	61.4%
		139,936	105,187	3.5	63.8%
Single Asset:
	2010-2019	214,522	210,832	2.3	64.8%
Total		$354,458	$316,019	2.7	64.4%

Residential Whole Loans

The Residential Whole Loans have low LTV's and are comprised of 2,908 Non-QM adjustable rate mortgages, 612 conforming fixed rate mortgages and 9 investor fixed rate mortgages. The following table presents certain information about our Residential Whole-Loans investment portfolio as of December 31, 2019 (dollars in thousands):

			Weighted Average
Current Coupon Rate	Number of Loans	Principal Balance	Original LTV	Original FICO Score(1)	Expected Life (years) (2)	Contractual Maturity (years)	Coupon Rate
3.01 - 4.00%	53	$17,284	61.7%	736	2.4	28.0	3.9%
4.01 - 5.00%	1,689	557,144	61.4%	744	2.8	28.5	4.8%
5.01 - 6.00%	1,682	713,397	62.0%	736	3.0	28.3	5.4%
6.01 - 7.00%	103	37,102	54.1%	727	3.8	25.3	6.2%
7.01 - 8.00%	2	516	73.2%	753	4.7	28.6	7.1%
Total	3,529	$1,325,443	61.5%	739	3.0	28.3	5.2%

(1)
The original FICO score is not available for 286 loans with a principal balance of approximately $94.6 million at December 31, 2019. We have excluded these loans from the weighted average computations.

(2)	Excludes the expected lives of the conforming Residential Whole Loans held by RCR Trust.

Residential Bridge Loans

Our Residential Bridge Loans are comprised of short-term fixed rate mortgages secured by non-owner occupied single and multi-family residences with low LTVs, generally up to 85%. The following table presents certain information about our Residential Bridge Loans investment portfolio at December 31, 2019 (dollars in thousands):

			Weighted Average
Current Coupon Rate	Number of Loans	Principal Balance	Original LTV	Contractual Maturity (months)	Coupon Rate
7.01 – 9.00%	36	$22,409	70.2%	5.8	8.4%
9.01 – 11.00%	28	9,972	74.0%	5.6	10.1%
11.01 - 13.00%	9	2,741	63.1%	2.0	11.7%
13.01 - 15.00%	1	1,125	75.0%	0.0	13.5%
17.01 – 19.00%	2	949	75.0%	0.0	18.0%
Total	76	$37,196	71.0%	5.6	9.5%

Non-performing Loans

The following table presents the aging of the Residential Whole Loans and Bridge Loans as of December 31, 2019 (dollars in thousands):

	Residential Whole Loans			Bridge Loans
	No of Loans	Principal	Fair Value	No of Loans	Principal	Fair Value (1)
Current	3,467	$1,300,238	$1,350,590	41	$23,353	$23,329
1-30 days delinquent	41	13,537	14,012	2	303	306
31-60 days delinquent	5	1,338	1,334	4	1,147	1,135
61-90 days delinquent	4	3,205	3,224	2	285	280
90+ days delinquent	12	7,125	6,700	27	12,108	11,369
Total	3,529	$1,325,443	$1,375,860	76	$37,196	$36,419

(1) Includes $3.1 million loans carried at amortized cost.

As of December 31, 2019, there were 12 Residential Whole Loans carried at fair value in non-accrual status with an unpaid principal balance of approximately $7.1 million and a fair value of approximately $6.7 million. These nonperforming loans represent approximately 0.5% of the total outstanding principal balance. No allowance or provision for credit losses was recorded as of and for the year ended December 31, 2019 since the valuation adjustment, if any, would be reflected in the fair value of these loans. The Company stopped accruing interest income for these loan when they became contractually 90 days delinquent.

As of December 31, 2019, there were 27 Residential Bridge Loans carried at fair value in non-accrual status with an unpaid principal balance of approximately $12.1 million and a fair value of $11.4 million. These nonperforming Residential Bridge Loans represent approximately 32.6% of the total outstanding principal balance. No allowance and provision for credit losses was recorded for loans carried at fair value as of and for the year ended December 31, 2019 since valuation adjustments, if any, would be reflected in the fair value of these loans. We stopped accruing interest income for these loans when they became contractually 90 days delinquent.

As of December 31, 2019, we had 11 real estate owned ("REO") properties with an aggregate carrying value of $3.3 million related to foreclosed Bridge Loans. The REO properties are held for sale and accordingly carried at the lower of cost or fair value less cost to sell. The REO properties are classified in "Other assets" in the Consolidated Balance Sheet.

Commercial Real Estate Investments

Securitized Commercial Loans

In November 2015, we acquired a $14.0 million variable interest in CMSC Trust, which is a VIE that we were required to consolidate. Please refer to Note 6 - "Commercial Real Estate Investments" for details. The CMSC Trust holds a $24.0 million mezzanine loan collateralized by interests in commercial real estate.  The mezzanine loan serves as collateral for the $24.0 million of securitized debt issued. Refer to Note 7 - "Financings" for details on the associated securitized debt.

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

RETL 2018 was refinanced with a new securitization RETL 2019-RVP ("RETL 2019 Trust") in March 2019. We acquired a $65.3 million variable interest in the trust certificates issued by RETL 2019 Trust, including $45.3 million which represents the 5% eligible risk retention certificate. Please refer to Note 6 - "Commercial Real Estate Investments" for details. The RETL 2019 Trust holds a commercial loan collateralized by first mortgages, deeds of trusts and interests in commercial real estate located throughout the United States and Puerto Rico. The outstanding principal balance on this commercial loan is $674.3 million as of December 31, 2019. The commercial loan served as collateral for the $674.3 million securitized debt issued by RETL 2019 Trust. Refer to Note 7 - "Financings" for details on the associated securitized debt.

In December 2019, we acquired a $161.4 million interest in the trust certificates issued by the MRCD 2019-PRKC Mortgage Trust (MRCD Trust"), including $10.5 million HRR certificates, which represents the initial controlling class. We determined that MRCD Trust was a VIE and that we were also the primary beneficiary because the Manager was involved in certain aspects of the design of the trust and we own the controlling class. As the primary beneficiary, we consolidated MRCD Trust and its investment in the trust certificates (HRR class and a portion of the A class) of MRCD Trust were eliminated in the consolidation. The MRCD Trust holds two commercial loans, collateralized by first mortgages, deeds of trusts and interests in commercial real estate. The outstanding principal balance on first commercial loan is $234.5 million as of December 31, 2019 and bears an interest rate of 4.27%. The outstanding principal balance on second commercial loan is $10.5 million as of December 31, 2019 and bears an interest rate of 12.02%. The loans' stated maturity date is December 9, 2024.

Commercial Loans

In February 2019, our wholly-owned subsidiary, CRE LLC acquired a $76.0 million commercial first mortgage loan ("CRE 3") secured by health care and rehabilitation centers. CRE 3 has a maturity date of January 9, 2021 with a one-year extension option and bears an interest rate of one month LIBOR plus 7.0%. In May 2019, CRE 3 was paid in full.

In June 2019, CRE LLC acquired a $50.0 million commercial first mortgage loan ("CRE 4") secured by nursing facilities. CRE 4 has a maturity date of January 11, 2022 with two one-year extension options and bears an interest rate of one month LIBOR plus 4.75%.

In August 2019, CRE LLC acquired a $90.0 million commercial mezzanine loan ("CRE 5") secured by commercial real estate properties in retail and entertainment industries. CRE 5 has a maturity date of June 29, 2021 with a two-year first extension and a one-year second extension. The loan is interest only and bears an interest rate of one month LIBOR plus 9.25%.

In September 2019, CRE LLC acquired a $40.0 million commercial first mortgage loan ("CRE 6") secured by commercial real estate properties in retail industry. CRE 6 has a maturity date of August 6, 2021 with a two one-year extension and bears an interest rate of one month LIBOR plus 3.02%.

In December 2019, CRE LLC acquired three separate commercial first mortgage loans ("CRE 7," "CRE 8," and "CRE 9") with a total principal balance of $45.0 million secured by commercial real estate properties in the hospitality industry. Each loan has a maturity date of November 6, 2021 with a three one-year extension and bears an interest rate of one month LIBOR plus 3.75%.

In December 2019, CRE LLC acquired a $4.4 million commercial first mortgage loan ("CRE 10") secured by assisted living centers. CRE 10 has a maturity date of December 6, 2022 and bears an interest rate of one month LIBOR plus 4.85%.

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

Geographic Concentration

The mortgages underlying our Non-Agency RMBS and Non-Agency CMBS are located in various states across the United States and other countries. The following table presents the five largest concentrations by location for the mortgages collateralizing our Non-Agency RMBS and Non-Agency CMBS as of December 31, 2019, based on fair value (dollars in thousands):

	Non-Agency RMBS			Non-Agency CMBS
	Concentration	Fair Value		Concentration	Fair Value
California	25.6%	$11,728	California	16.2%	$51,308
Florida	9.2%	4,204	Nevada	10.9%	34,298
New York	6.8%	3,104	Illinois	6.1%	19,193
Georgia	5.1%	2,336	Florida	5.0%	15,698
Maryland	4.7%	2,155	Bahamas	4.8%	15,041

The following table presents the various states across the United States in which the collateral securing our Residential Whole Loans and Residential Bridge Loans at December 31, 2019, based on principal balance, is located (dollars in thousands):

	Residential Whole Loans			Residential Bridge Loans
	Concentration	Principal Balance		Concentration	Principal Balance
California	66.1%	$875,738	California	50.4%	$18,763
New York	16.2%	214,141	Washington	13.1%	4,863
Georgia	3.4%	45,189	New York	12.1%	4,518
Florida	2.8%	36,641	Florida	8.9%	3,296
New Jersey	2.3%	30,450	New Jersey	3.8%	1,424
Other	9.2%	123,284	Other	11.7%	4,332
Total	100.0%	$1,325,443	Total	100.0%	$37,196

Financing Activity

Repurchase Agreements

At December 31, 2019, we had 34 master repurchase agreements with our counterparties and had outstanding borrowings under 21 of such agreements. The following table summarizes our 2019 financing activity under our repurchase agreements for the twelve months ended December 31, 2019 (dollars in thousands):

Collateral	Balance at December 31, 2018	Proceeds	Repayments	Balance at December 31, 2019
Agency CMBS	$1,392,649	$9,398,879	$(9,439,280)	$1,352,248
Agency RMBS	14,650	1,936,698	(1,603,074)	348,274
Non-Agency RMBS	30,922	204,679	(205,120)	30,481
Non-Agency CMBS	134,814	847,909	(792,333)	190,390
Residential Whole Loans(1)	863,356	4,635,432	(5,022,616)	476,172
Residential Bridge Loans(1)	204,754	1,119,287	(1,294,172)	29,869
Commercial loans(1)	131,788	2,609,859	(2,517,053)	224,594
Securitized commercial loans(1)	7,543	319,022	(210,478)	116,087
Other securities	38,361	309,806	(291,405)	56,762
Borrowings under repurchase agreements	$2,818,837	$21,381,571	$(21,375,531)	$2,824,877
Less unamortized debt issuance costs	—	N/A	N/A	76
Borrowings under repurchase agreements, net	$2,818,837	$21,381,571	$(21,375,531)	$2,824,801

(1)	The borrowings and collateral pledged attributed to loans owned through trust certificates. The trust certificates are eliminated upon consolidation.

At December 31, 2019, we had outstanding repurchase agreement borrowings with the following counterparties:

(dollars in thousands) Repurchase Agreement Counterparties	Amount Outstanding	Percent of Total Amount Outstanding	Company Investments Held as Collateral	Counterparty Rating(1)
Citigroup Global Markets Inc.	$576,634	20.4%	$595,702	A+
Credit Suisse AG, Cayman Islands Branch (2)	371,725	13.2%	501,325	A+
Royal Bank of Canada	337,664	12.0%	349,439	AA-
Barclays Capital Inc.	251,440	8.9%	323,529	A
JP Morgan Securities LLC	203,363	7.2%	222,882	A+
JPMorgan Chase Bank, National Association	164,265	5.8%	175,294	A-
Mirae Asset Securities (USA) Inc.	164,227	5.8%	168,396	BBB
UBS Securities LLC	140,048	5.0%	142,804	A+
South Street Securities LLC	108,678	3.8%	112,174	Unrated
Bank of Montreal	105,622	3.7%	110,139	A+
Nomura Securities International, Inc. (3)	102,956	3.6%	138,148	Unrated
UBS AG, London Branch	76,774	2.7%	109,523	A+
The Bank of Nova Scotia	55,738	2.0%	57,436	A+
SunTrust Robinson Humphrey, Inc. (4)	45,187	1.6%	47,419	Unrated
Mizuho Securities USA Inc.	39,705	1.4%	43,320	A
Credit Suisse Securities (USA) LLC	37,333	1.3%	65,703	A+
All other counterparties (5)	43,518	1.6%	52,573
Total	$2,824,877	100.0%	$3,215,806

(1)	The counterparty ratings presented above are the long-term issuer credit ratings as rated at December 31, 2019 by S&P.

(2)	Includes master repurchase agreements in which the buyer includes Alpine Securitization LTD., a Credit Suisse sponsored asset-backed commercial paper conduit.

(3)	Nomura Holdings, Inc., the parent company of Nomura Securities International, Inc., is rated BBB+ by S&P at December 31, 2019.

(4)	SunTrust Banks Inc, the parent company of SunTrust Robinson Humphrey, Inc. is rated P-2 by Moody's at December 31, 2019.

(5)
Represents amount outstanding with four counterparties, which each holds collateral valued less than 5% of our stockholders’ equity as security for our obligations under the applicable repurchase agreements as of December 31, 2019.

The following table presents our average repurchase agreement borrowings, excluding unamortized debt issuance costs, by type of collateral pledged for the years ended December 31, 2019 and December 31, 2018 (dollars in thousands):

Collateral	Year ended December 31, 2019	Year ended December 31, 2018
Agency CMBS	$1,488,995	$1,845,679
Agency RMBS	261,210	424,525
Non-Agency RMBS	28,234	62,971
Non-Agency CMBS	159,336	207,293
Residential Whole Loans	562,871	411,265
Commercial Loans	203,686	37,975
Securitized commercial loans	29,569	5,836
Residential Bridge Loans	105,657	205,989
Other securities	48,592	65,568
Total	$2,888,150	$3,267,101
Maximum borrowings during the period(1)	$3,100,204	$3,573,043

(1)	Amount represents the maximum borrowings at month-end during each of the respective periods.

 Securitized Debt

We acquired a variable interest in CMSC Trust, RETL 2019 Trust and MRCD Trust and were required to consolidate the CMBS VIEs. Refer to Note 7 - "Financings" for details.

At December 31, 2019, the consolidated CMSC Trust's commercial mortgage pass-through certificate, which bears a fixed interest rate of 8.9% and matures on June 6, 2020, had an outstanding balance of $10.6 million and a fair value of $10.6 million.

The following table summarizes the consolidated RETL 2019 Trust's commercial mortgage pass-through certificates at December 31, 2019 which is classified in "Securitized debt, net" in the Consolidated Balance Sheets (dollars in thousands):

Classes	Principal Balance(1)	Coupon	Fair Value(1)	Contractual Maturity
Class A	$219,431	2.9%	$219,567	3/15/2021
Class B	101,200	3.3%	101,326	3/15/2021
Class C	277,821	3.8%	278,517	3/15/2021
Class X-CP(2)	N/A	1.2%	1,026	4/15/2020
Class X-EXT(2)	N/A	—%	31	3/15/2021
	$598,452		$600,467

(1) Excluded the principal and fair value of classes owned by us that are eliminated in the Consolidated Balance Sheets.
(2) Class X-CP and Class X-EXT are interest-only classes with an initial notional balance of $308.4 million each.

The following table summarizes MRCD Trust's commercial mortgage pass-through certificates at December 31, 2019 which is classified in "Securitized debt, net" in the Consolidated Balance Sheets (dollars in thousands):

Classes	Principal Balance(1)	Coupon	Fair Value(1)	Contractual Maturity
Class A	$83,560	4.3%	$70,591	12/9/2024
	$83,560		$70,591

(1) Excluded the principal and fair value of classes owned by us that are eliminated in the Consolidated Balance Sheets.

In May 2019, we completed a residential mortgage-backed securitization comprised of a portion of our Residential Whole Loan portfolio. RMI 2015 Trust and RNR Trust collectively transferred $945.5 million of Non-QM Residential Whole Loans, to a wholly-owned subsidiary of the Company, Arroyo Mortgage Trust 2019-2 ("Arroyo Trust") and Arroyo Trust issued $919.0 million of mortgage-backed notes and we retained the subordinate Non-Offered Securities. At September 30, 2019, Residential Whole Loans, with an outstanding principal balance of approximately $814.0 million, serve as collateral for the Arroyo Trust's securitized debt.

The following table summarizes the consolidated Arroyo Trust's issued mortgage-backed notes at September 30, 2019 which is classified in "Securitized debt, net" in the Consolidated Balance Sheets (dollars in thousands):

Classes	Principal Balance	Coupon	Carrying Value	Contractual Maturity
Issued Mortgage-Backed Notes
Class A-1	$681,668	3.3%	$681,666	4/25/2049
Class A-2	36,525	3.5%	36,524	4/25/2049
Class A-3	57,866	3.8%	57,864	4/25/2049
Class M-1	25,055	4.8%	25,055	4/25/2049
Subtotal	801,114		$801,109
Less: Unamortized deferred financing costs	N/A		5,298
Total	$801,114		$795,811

Convertible Senior Unsecured Notes

In August 2019, we issued $40.0 million aggregate principal amount of 6.75% convertible senior unsecured notes (the "August 2019 Reopened Notes") for net proceeds of $38.8 million. The August 2019 Reopened Notes have substantially identical terms as the existing notes issued in October 2017. The notes mature on October 1, 2022, unless earlier converted, redeemed or repurchased by the holders pursuant to their terms, and are not redeemable by us except during the final three months prior to maturity.

In December 2019, we issued another $50.0 million aggregate principal amount of 6.75% convertible senior unsecured notes (the "December 2019 Reopened Notes") for net proceeds of $49.2 million. The December 2019 Reopened Notes have substantially identical terms as the existing notes issued in October 2017. The notes mature on October 1, 2022, unless earlier converted, redeemed or repurchased by the holders pursuant to their terms, and are not redeemable by us except during the final three months prior to maturity.

Hedging Activity
In connection with our risk management activities, we enter into a variety of derivative and non-derivative instruments. Our primary objective for acquiring these derivatives and non-derivative instruments is to mitigate our exposure to future events that are outside our control. Our derivative instruments are designed to mitigate the effects market risk and cash flow volatility associated with interest rate risk, including associated prepayment risk. As part of our hedging strategy, we may enter into, among other things, interest rate swaps, including forward starting swaps, interest rate swaptions, U.S. Treasury options, Eurodollar, Volatility Index and U.S, Treasury futures, TBAs, total return swaps, credit default swaps, foreign currency swaps and forwards and other similar instruments.
The following tables summarize the hedging activity during the twelve months ended December 31, 2019 (dollars in thousands):

Derivative Instrument	Notional Amount at December 31, 2018	Acquisitions	Settlements, Terminations or Expirations	Notional Amount at December 31, 2019
Fixed pay interest rate swaps	$3,127,800	$3,497,500	$(4,074,300)	$2,551,000
Variable pay interest rate swaps	728,400	1,759,800	(1,083,200)	1,405,000
Interest rate swaptions	—	162,803	(162,803)	—
Options - long positions	—	435,600	(435,600)	—
Options - short positions	—	1,063,300	(1,063,300)	—
Futures contracts - long positions	—	567,300	(567,300)	—
Futures contracts - short positions	300,400	1,437,200	(1,737,600)	—
Credit default swaps	50,000	151,000	(50,000)	151,000
TBA securities - long positions	—	3,200,000	(2,200,000)	1,000,000
TBA securities - short positions	—	3,200,000	(2,200,000)	1,000,000
Total derivative instruments	$4,206,600	$15,474,503	$(13,574,103)	$6,107,000

Derivative Instrument	Fair Value at December 31, 2018	Acquisitions	Settlements, Terminations or Expirations	Realized Gains / Losses	Mark-to-market	Fair Value at December 31, 2019
Fixed pay interest rate swaps	$(5,470)	$(32,894)	$194,324	$(160,611)	$7,652	$3,001
Variable pay interest rate swaps	2,054	7,608	(55,099)	47,464	(2,512)	(485)
Interest rate swaptions	—	332		(332)		—
Options - long positions	—	485	—	(485)	—	—
Options - short positions	—	(2,157)	294	1,863	—	—
Futures contracts - long positions	—	—	(3,801)	3,801	—	—
Futures contracts - short positions	(4,657)	—	16,663	(16,663)	4,657	—
Credit default swaps	549	(4,252)	367	(540)	1,029	(2,847)
TBA securities	—	—	(1,934)	1,934	(928)	(928)
Total derivative instruments	$(7,524)	$(30,878)	$150,814	$(123,569)	$9,898	$(1,259)
As of December 31, 2019, we had approximately $2.6 billion of fixed pay rate interest rate swaps and $1.4 billion of variable pay rate interest rate swap. The following tables provide additional information on our fixed pay interest rate swaps and variable pay interest rate swaps (dollars in thousands):

	December 31, 2019
Fixed Pay Interest Rate Swap Remaining Term	Notional Amount	Average Fixed Pay Rate	Average Floating Receive Rate	Average Maturity (Years)
1 year or less	$200,000	1.8%	1.9%	0.4
Greater than 3 years and less than 5 years	622,400	2.6%	1.9%	4.1
Greater than 5 years	1,728,600	2.1%	2.0%	8.9
Total	$2,551,000	2.2%	2.0%	7.1

	December 31, 2019
Variable Pay Interest Rate Swap Remaining Term	Notional Amount	Average Variable Pay Rate	Average Fixed Receive Rate	Average Maturity (Years)
Greater than 1 years and less than 3 years	$810,000	2.0%	2.0%	1.6
Greater than 3 years and less than 5 years	550,000	1.9%	1.6%	5.0
Greater than 5 years	45,000	1.9%	2.3%	19.5
Total	$1,405,000	2.0%	1.9%	3.5
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
In April 2017, we entered into an equity distribution agreement with JMP Securities LLC under which we may offer and sell up to $100.0 million shares of common stock in an At-The-Market equity offering. During the year ended December 31, 2019, we sold 299,497 shares under this agreement for net proceeds of $3.0 million.
Dividends

Our dividend remained stable at $0.31 for each of the 15 quarters ending on December 31, 2019. For the quarter ended December 31, 2019, we generated a dividend yield of approximately 12.0% based on the stock closing price of $10.33 at December 31, 2019.

Book Value

The following chart reflects our book value per common share basic and diluted shares over five consecutive quarters:

Our book value per common share basic and diluted, net of our quarterly dividends was $10.55 at December 31, 2019, an increase of $0.10 or 1.0% when compared to our December 31, 2018 book value of $10.45. The increase in book value was mainly attributable to the composition of our portfolio and spread tightening in our Agency MBS portfolio when compared to the fourth quarter of 2018.
Results of Operations
General
Our operating results mainly depend upon the difference between the yield on our investments, the cost of our borrowings, including our hedging activities, the composition and changes in market prices of our portfolio and our expenses. For the year ended December 31, 2019, we generated net income of $70.7 million or $1.37 per basic and diluted weighted common share, compared to net income of $26.4 million or $0.61 per basic and diluted weighted common share for the year ended December 31, 2018. Our results of operations, for the year ended December 31, 2019, was positively impacted by tighter spreads on our Agency portfolio. Our credit sensitive portfolio continued to perform well with the favorable environment in both residential and commercial real estate markets.
Comparison of the year ended December 31, 2019 to the year ended December 31, 2018

Net Interest Income
The following tables set forth certain information regarding our net interest income on our investment portfolio for the years ended December 31, 2019 and December 31, 2018 (dollars in thousands):

Year ended December 31, 2019	Average Amortized Cost of Assets	Total Interest Income	Yield on Average Assets

Investments
Agency CMBS	$1,517,394	$48,959	3.23%
Agency RMBS	268,554	9,128	3.40%
Non-Agency RMBS	47,982	2,468	5.14%
Non-Agency CMBS	226,072	18,195	8.05%
Residential Whole Loans	1,196,675	57,234	4.78%
Residential Bridge Loans	115,199	8,109	7.04%
Commercial loans	348,884	28,556	8.18%
Securitized commercial loans	830,311	39,454	4.75%
Other securities	69,894	5,161	7.38%
Total investments	$4,620,965	$217,264	4.70%

	Average Carrying Value	Total Interest Expense	Average Cost of Funds(1)
Borrowings
Repurchase agreements	$2,888,151	$90,802	3.14%
Convertible senior unsecured notes, net	130,457	10,556	8.09%
Securitized debt	1,305,158	48,916	3.75%
Total borrowings	$4,323,766	$150,274	3.48%

Net interest income and net interest margin(2)		$66,990	1.45%

Year ended December 31, 2018	Average Amortized Cost of Assets	Total Interest Income	Yield on Average Assets

Investments
Agency CMBS	$1,976,291	$59,502	3.01%
Agency RMBS	442,145	14,415	3.26%
Non-Agency RMBS	92,789	6,047	6.52%
Non-Agency CMBS	294,811	26,424	8.96%
Residential Whole Loans	494,438	23,331	4.72%
Residential Bridge Loans	223,015	15,889	7.12%
Commercial loans	88,091	6,898	7.83%
Securitized commercial loans	931,090	48,422	5.20%
Other securities	96,810	8,434	8.71%
Total investments	$4,639,480	$209,362	4.51%

	Average Carrying Value	Total Interest Expense	Average Cost of Funds(1)
Borrowings
Repurchase agreements	$3,267,101	$86,742	2.66%
Convertible senior unsecured notes, net	109,456	9,058	8.28%
Securitized debt	957,816	42,440	4.43%
Total borrowings	$4,334,373	$138,240	3.19%

Net interest income and net interest margin(2)		$71,122	1.53%

(1)
Average cost of funds does not include the interest expense related to our derivatives. In accordance with GAAP, such costs are included in "Gain (loss) on derivative instruments, net" in the Consolidated Statements of Operations.

(2) Since we do not apply hedge accounting, our net interest margin is this table does not reflect the benefit / cost of our interest rate swaps. See Non-GAAP Financial Measure section for net investment income table that includes the benefit / cost from our interest rate swaps.
Interest Income
For the years ended December 31, 2019 and December 31, 2018, we earned interest income on our investments of approximately $217.3 million and $209.4 million, respectively. The increase in interest income for the year ended December 31, 2019 as compared to the year ended December 31, 2018 was primarily the result of an overall higher yielding investment portfolio. The weighted average yield increased to 4.70% for the year ended December 31, 2019 from 4.51% for the year ended December 31, 2018. Our credit sensitive investments contributed approximately $159.2 million or 73.3% to interest income for the period. Under the current market conditions, we expect to continue to increase our investments in Residential Whole Loans, Commercial Loans, Non-Agency CMBS and opportunistically invest in Agency CMBS and Agency RMBS.
Interest Expense
Interest expense increased from $138.2 million for the year ended December 31, 2018 to $150.3 million for the year ended December 31, 2019. Our higher borrowing costs reflect: (i)  higher interest rates on our repurchase agreements in 2019 coupled with higher costs associated with financing our credit-sensitive investments, which generally have higher interest rates; (ii) the issuance of an additional $90.0 million aggregate principal amount of 6.75% convertible senior unsecured notes in 2019; and (iii) an increase in the average outstanding securitized debt of $347.3 million from the consolidation of the Arroyo Trust and MRCD Trust. Our average cost of funds on our repurchase agreements increased from 2.66% for the year ended December 31, 2018 to 3.14% for the year ended December 31, 2019. We utilize interest rate swaps to mitigate our interest rate exposure. However, since we do not apply hedge accounting the reduction in interest expense is reflected in "Gain (loss) on derivatives, net."
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

The following table presents the realized gains (losses) of our investments for each of the years ended December 31, 2019 and December 31, 2018 (dollars in thousands):

	Year ended December 31, 2019				Year ended December 31, 2018
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Agency CMBS	$891,072	$32,793	$(4,190)	$28,603	$1,534,967	$—	$(51,045)	$(51,045)
Agency RMBS	205,310	1,559	—	1,559	589,854	18	(23,997)	(23,979)
Non-Agency RMBS(1)	—	—	—	—	99,842	7,008	(478)	6,530
Non-Agency CMBS	40,235	317	(1,624)	(1,307)	140,292	3,086	(6,201)	(3,115)
Other securities	—	—	—	—	65,099	8,400	—	8,400
Residential Bridge Loans(1)	—	232	(762)	(530)	569	—	(48)	(48)
Loans transferred to REO(2)	5,029	516	(473)	43	—	—	—	—
Disposition of REO	1,761	38	(128)	(90)	—	—	—	—
Total	$1,143,407	$35,455	$(7,177)	$28,278	$2,430,623	$18,512	$(81,769)	$(63,257)

(1)	Realized gains/losses recognized on the final settlement of the loans.

(2)	Realized gains/losses recognized on the transfer of Residential Bridge Loans to REO. Proceeds represent the fair value less estimated selling costs of the real estate on the date of transfer.

Other than temporary impairment

We evaluate securities for OTTI on at least a quarterly basis. The determination of whether a security is other-than-temporarily impaired involves judgments, estimates and assumptions based on subjective and objective factors. As a result, the timing and amount of an OTTI constitutes an accounting estimate that may change materially over time.

The following table presents the other-than-temporary impairments we recorded on our securities portfolio (dollars in thousands):

	Year ended December 31, 2019	Year ended December 31, 2018
Agency RMBS(1)	$74	$807
Non-Agency RMBS	1,331	996
Non-Agency CMBS	6,565	8,660
Other securities	604	717
Total	$8,574	$11,180

(1) Other-than-temporary impairment on Agency RMBS includes impairments on Agency RMBS IOs and unrealized loss on Agency RMBS securities that we had the intent to sell at the end of the period.

Unrealized gain (loss), net
Our investments and securitized debt, for which we have elected the fair value option, are recorded at fair value with the periodic changes in fair value being recorded in earnings.  The change in unrealized gain (loss) is directly attributable to changes in market pricing on the underlying investments and securitized debt during the period.  For the year ended December 31, 2019, unrealized gain (loss) increased to a net unrealized gain of $107.5 million from a net unrealized loss of $24.7 million for the year ended December 31, 2018. The majority of the increase in net unrealized gain (loss) was a result of tighter credit spreads on our Agency portfolio and in 2019, which positively impacted the value of these securities, accounting for the majority of the increase in unrealized gains in the portfolio.

The following table presents the net unrealized gains (losses) we recorded on our investments and securitized debt (dollars in thousands):

	Year ended December 31, 2019	Year ended December 31, 2018
Agency CMBS	$78,544	$(25,040)
Agency RMBS	8,510	(2,289)
Non-Agency RMBS	(230)	(3,960)
Non-Agency CMBS	(890)	15,805
Residential Whole Loans	20,790	(444)
Residential Bridge Loans	501	(1,896)
Commercial loans	(121)	631
Securitized commercial loans	(1,070)	(16)
Other securities	1,564	(7,352)
Securitized debt	(294)	116
Other liabilities	225	(226)
Total	$107,529	$(24,671)
Gain (loss) on derivatives, net
In order to mitigate interest rate risk resulting from our repurchase agreement borrowings, we enter into a variety of derivative and non-derivative instruments. Our primary objective for acquiring these derivatives and non-derivative instruments is to mitigate our exposure to future events that are outside our control.

The following table presents the components of gain (loss) on derivatives for the years ended December 31, 2019 and December 31, 2018 (dollars in thousands):

	Realized Gain (Loss), net
Description	Other Settlements / Expirations	Variation Margin Settlement	Mark-to-market	Return (Recovery) of Basis	Contractual interest income(expense), net(1)	Total
Year ended December 31, 2019
Interest rate swaps	$(4,978)	$(108,169)	$5,140	$5,769	$3,732	$(98,506)
Interest rate swaptions	(332)	—	—	—	—	(332)
Agency and Non-Agency Interest-Only Strips - accounted for as derivatives	—	—	(508)	(2,688)	3,277	81
Options	1,378	—	—	—	—	1,378
Futures contracts	(12,862)	—	4,657	—	—	(8,205)
Credit default swaps	(178)	—	1,029	—	—	851
TBAs	1,934	—	(928)	—	—	1,006
Total	$(15,038)	$(108,169)	$9,390	$3,081	$7,009	$(103,727)

Year ended December 31, 2018
Interest rate swaps	$163	$76,979	$(5,147)	$2,465	$3,693	$78,153
Agency and Non-Agency Interest-Only Strips - accounted for as derivatives	—	—	(655)	(3,661)	4,511	195
Options	(871)	—	300	—	—	(571)
Futures contracts	6,112	—	(5,285)	—	—	827
Credit default swaps	(241)	—	396	—	—	155
TBAs	(800)	—	10	—	—	(790)
Total	$4,363	$76,979	$(10,381)	$(1,196)	$8,204	$77,969

(1)	Contractual interest income (expense), net on derivative instruments includes interest settlement paid or received.
Other, net
For the years ended December 31, 2019 and December 31, 2018, "Other, net" consisted of income of $2.2 million and loss of $189 thousand, respectively. The balance is mainly comprised of interest on cash balances, miscellaneous net interest income (expense) on cash collateral for our repurchase agreements and derivatives and miscellaneous fees collected on residential mortgage loans.
Expenses

Management Fee Expense

We incurred management fee expense of approximately $7.4 million and $8.7 million for the years ended December 31, 2019 and December 31, 2018, respectively. Pursuant to the terms of the Management Agreement, our Manager is paid a management fee equal to 1.5% per annum of our stockholders’ equity (as defined in the Management Agreement), calculated and payable (in cash) quarterly in arrears. Although in May 2019, we completed a secondary public offering for net proceeds of approximately $49.3 million after subtracting underwriting commissions and had net realized gains on sales of investments of approximately $28.3 million, these increases were offset by the realized losses on our interest rate swaps which resulted in a decrease in the stockholders' equity that was utilized to calculate our management fee.

The management fees, expense reimbursements and the relationship between our Manager and us are discussed further in Note 10, “Related Party Transactions” to the consolidated financial statements contained in this annual report on Form 10-K.

Other Operating Expenses

We incurred other operating expenses of approximately $5.5 million and $6.1 million for the years ended December 31, 2019 and December 31, 2018, respectively. Other operating cost is comprised of derivative transaction costs, custody, and asset management/loan servicing fees. The decrease was primarily a result of a reduction in asset management and servicing fees related to our Residential Bridge Loans, which were all acquired servicing released.

General and Administrative Expenses

General and administrative expenses was relatively flat year over year.

Comparison of the year ended December 31, 2018 to the year ended December 31, 2017
Net Interest Income
The following tables set forth certain information regarding our net interest income on our investment portfolio for the years ended December 31, 2018 and December 31, 2017 (dollars in thousands):

Year ended December 31, 2018	Average Amortized Cost of Assets	Total Interest Income	Yield on Average Assets

Investments
Agency CMBS	$1,976,291	$59,502	3.01%
Agency RMBS	442,145	14,415	3.26%
Non-Agency RMBS	92,789	6,047	6.52%
Non-Agency CMBS	294,811	26,424	8.96%
Residential Whole Loans	494,438	23,331	4.72%
Residential Bridge Loans	223,015	15,889	7.12%
Commercial loans	88,091	6,898	7.83%
Securitized commercial loans	931,090	48,422	5.20%
Other Securities	96,810	8,434	8.71%
Total	$4,639,480	$209,362	4.51%

	Average Carrying Value	Total Interest Expense	Average Cost of Funds(1)
Borrowings
Repurchase agreements	$3,267,101	$86,742	2.66%
Convertible senior unsecured notes, net	109,456	9,058	8.28%
Securitized debt	957,816	42,440	4.43%
Total borrowings	$4,334,373	$138,240	3.19%

Net interest income and net interest margin(3)		$71,122	1.53%

Year ended December 31, 2017	Average Amortized Cost of Assets	Total Interest Income	Yield on Average Assets

Investments
Agency CMBS	$1,354,720	$40,571	2.99%
Agency RMBS	898,883	25,050	2.79%
Non-Agency RMBS	88,566	6,127	6.92%
Non-Agency CMBS	323,769	27,455	8.48%
Residential Whole Loans	207,786	8,515	4.10%
Residential Bridge Loans	52,696	4,487	8.51%
Securitized commercial loan	24,964	2,247	9.00%
Other Securities	116,683	9,839	8.43%
Total	$3,068,067	$124,291	4.05%

	Average Carrying Value	Total Interest Expense	Average Cost of Funds(1)
Borrowings
Repurchase agreements	$2,713,199	$45,128	1.66%
Convertible senior unsecured notes, net(2)	108,743	2,264	8.34%
Securitized debt	10,984	981	8.93%
Total borrowings	$2,832,926	$48,373	1.76%

Net interest income and net interest margin(3)		$75,918	2.47%

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

Interest Income
For the year ended December 31, 2018 and December 31, 2017, we earned interest income on our investments of approximately $209.4 million and $124.3 million, respectively. The increase in interest income for the year ended December 31, 2018 as compared to the year ended December 31, 2017 was primarily the result of an overall higher yielding larger investment portfolio, generating an increase interest income of approximately $52.0 million from our Agency CMBS, Residential Whole and Bridge Loans, Commercial Loans and approximately $46.0 million from RETL securitized commercial loan, which was acquired in March 2018. This increase was partially offset by a decrease $10.6 million interest income from our Agency RMBS investments as a result of significantly reducing our investment in this asset class.
Interest Expense
Interest expense increased from $48.4 million for the year ended December 31, 2017 to $138.2 million for the year ended December 31, 2018. Our higher borrowing costs reflect: (i) an increase in our average outstanding borrowings due to a larger average outstanding investment portfolio. Our average outstanding borrowings increased by $1.5 billion to $4.3 billion for the year ended December 31, 2018 from $2.8 billion for the year ended December 31, 2017; (ii)  higher interest rates on our repurchase agreements in 2018 coupled with higher costs associated with financing our credit-sensitive investments, which generally have higher interest rates. Our average cost of funds on our repurchase agreements increased from 1.66% for the year ended December 31, 2017 to 2.66% for the year ended December 31, 2018. We utilize interest rate swaps to mitigate our interest rate exposure. As of December 31, 2018, we have effectively hedged approximately 85% of our repurchase agreement debt by entering into interest rate swaps with a weighted average fixed rate of 2.3% for a weighted average term of 5.3 years. However, since we do not apply hedge accounting the reduction in interest expense is reflected in "Gain (loss) on derivatives, net"; (iii) The issuance of $115.0 million aggregate principal amount of 6.75% convertible senior unsecured notes in October 2017; and (iv) the securitized debt of $957.8 million from the consolidation of the RETL securitized trust in March of 2018.
Other income (loss)
Realized gain (loss) on investments, net

Realized gain (loss) on investments represents the net gain (loss) on sales from our investment portfolio. Our Manager regularly reviews the characteristics of our portfolio and may make changes to our portfolio in order to adjust such portfolio characteristics in response to and/or anticipation of changing market conditions in an effort to achieve the appropriate risk reward ratio.  Accordingly, we expected to continue to redeploy capital into credit sensitive investments in order to adjust the overall characteristics of our portfolio.

The following table presents the sales and realized gains (loss) of our investments for the years ended December 31, 2018 and December 31, 2017 (dollars in thousands):

	Year ended December 31, 2018				Year ended December 31, 2017
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Agency CMBS	$1,534,967	$—	$(51,045)	$(51,045)	$—	$—	$—	$—
Agency RMBS (1)	589,854	18	(23,997)	(23,979)	1,251,985	5,020	(7,936)	(2,916)
Non-Agency RMBS(1)	99,842	7,008	(478)	6,530	243,838	24,356	(2,241)	22,115
Non-Agency CMBS	140,292	3,086	(6,201)	(3,115)	54,875	2,543	(1,803)	740
Other securities	65,099	8,400	—	8,400	38,447	713	(54)	659
Residential Bridge loans (2)	569	—	(48)	(48)	—	—	—	—
Total	$2,430,623	$18,512	$(81,769)	$(63,257)	$1,589,145	$32,632	$(12,034)	$20,598

(1)	Excludes Interest-Only Strips, accounted for as derivatives.

(2)	Realized gains/losses recognized on the final settlement of the loans.

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

The following table presents the net unrealized gains (losses) we recorded on our investment and securitized debt (dollars in thousands):

	Year ended December 31, 2018	Year ended December 31, 2017
Agency CMBS	$(25,040)	$5,747
Agency RMBS	(2,289)	7,207
Non-Agency RMBS	(3,960)	(12,040)
Non-Agency CMBS	15,805	13,453
Residential Whole Loans	(444)	723
Residential Bridge Loans	(1,896)	558
Commercial loans	631	—
Securitized commercial loans	(16)	805
Other securities	(7,352)	12,297
Securitized debt	116	(354)
Other liabilities	(226)	—
Total	$(24,671)	$28,396
Gain (loss) on derivatives, net
In order to mitigate interest rate risk resulting from our repurchase agreement borrowings, we enter into a variety of derivative and non-derivative instruments. Our primary objective for acquiring theses derivatives and non-derivative instruments is to mitigate our exposure to future events that are outside our control.

The following table presents the components of gain (loss) on derivatives for the year ended December 31, 2018 and December 31, 2017 (dollars in thousands):

	Realized Gain (Loss), net
Description	Other Settlements / Expirations	Variation Margin Settlement	Mark-to-market	Return (Recovery) of Basis	Contractual interest income(expense), net(1)	Total
Year ended December 31, 2018
Interest rate swaps	$163	$76,979	$(5,147)	$2,465	$3,693	$78,153
Agency and Non-Agency Interest-Only Strips - accounted for as derivatives	—	—	(655)	(3,661)	4,511	195
Options	(871)	—	300	—	—	(571)
Futures contracts	6,112	—	(5,285)	—	—	827
Credit default swaps	(241)	—	396	—	—	155
TBAs	(800)	—	10	—	—	(790)
Total	$4,363	$76,979	$(10,381)	$(1,196)	$8,204	$77,969

Year ended December 31, 2017
Interest rate swaps(2)	$(150,607)	$20,258	$148,947	$524	$(14,606)	$4,516
Interest rate swaptions	(115)	—	—	—	—	(115)
Agency and Non-Agency Interest-Only Strips - accounted for as derivatives	526	—	(902)	(5,995)	7,438	1,067
Options	(1,453)	—	(300)	—	—	(1,753)
Futures contracts	(9,130)	—	3,044	—	—	(6,086)
Foreign currency forwards	32	—	35	—	—	67
Total return swaps	(552)	—	1,673	—	469	1,590
Credit default swaps	(11)	—	(22)	—	—	(33)
TBAs	4,049	—	(10)	—	—	4,039
Total	$(157,261)	$20,258	$152,465	$(5,471)	$(6,699)	$3,292

(1)	Contractual interest income (expense), net on derivative instruments includes interest settlement paid or received.

(2)	"Other Settlements /Expirations" and "Market to Market" include the effects of the April 2017 restructuring of our interest rate swaps.

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

Other Operating Expenses

We incurred other operating expenses of approximately $6.1 million and $2.4 million for the years ended December 31, 2018 and December 31, 2017, respectively. Other operating cost is comprised of derivative transaction costs, custody, and asset management/loan servicing fees. The increase was primarily a result of a larger portfolio of Residential Bridge Loans, Commercial Loans and a portfolio of conforming Residential Whole Loans, which were all acquired servicing released, thereby increasing the associated third party management/loan servicing fees.

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

Non-GAAP Financial Measures
We believe that our non-GAAP measures (described below), when considered with GAAP, provide supplemental information useful to investors in evaluating the results of our operations. Our presentations of such non-GAAP measures may not be comparable to similarly-titled measures of other companies, who may use different calculations. As a result, such non-

GAAP measures should not be considered as substitutes for our GAAP net income, as measures of our financial performance or any measure of our liquidity under GAAP.
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
The table below reconciles Net Income to Core Earnings for the years ended December 31, 2019, December 31, 2018 and December 31, 2017:

(dollars in thousands)	Year ended December 31, 2019	Year ended December 31, 2018	Year ended December 31, 2017
Net Income	$70,699	$26,409	$85,097
Income tax provision	1,057	709	3,487
Net Income before income taxes	71,756	27,118	88,584

Adjustments:
Investments:
Unrealized (gain) loss on investments, securitized debt and other liabilities	(107,529)	24,671	(28,396)
Other than temporary impairment	8,574	11,180	22,873
Realized (gain) loss on sale of investments	(28,278)	63,257	(20,598)
Realized (gain) loss on foreign currency transactions	—	—	1
One-time transaction costs	1,084	812	146

Derivative Instruments:
Net realized (gain) loss on derivatives	123,569	(81,534)	136,992
Net unrealized (gain) loss on derivatives	(9,390)	10,381	(152,465)

Amortization of discount on convertible senior unsecured notes	718	550	137
Non-cash stock-based compensation expense	564	265	981
Total adjustments	(10,688)	29,582	(40,329)
Core Earnings	$61,068	$56,700	$48,255

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

(dollars in thousands)	Year ended December 31, 2019	Year ended December 31, 2018	Year ended December 31, 2017
Net interest income	$66,990	$71,122	$75,918
Interest income from IOs and IIOs accounted for as derivatives	589	850	1,912
Net interest income (expense) from interest rate swaps	9,501	6,158	(14,082)
Adjusted net interest income	77,080	78,130	63,748
Total expenses	(20,944)	(22,676)	(17,778)
Non-cash stock-based compensation	564	265	981
One-time transaction costs	1,084	812	146
Amortization of discount on convertible unsecured senior notes	718	550	137
Interest income on cash balances and other income (loss), net	2,566	(381)	1,021
Core Earnings	$61,068	$56,700	$48,255

Net Interest Income and Net Interest Margin
The following tables set forth certain information regarding our net investment income for the years ended December 31, 2019, December 31, 2018 and December 31, 2017 (dollars in thousands):

Year ended December 31, 2019	Average Amortized Cost of Assets(1)	Total Interest Income(2)	Yield on Average Assets

Investments
Agency CMBS	$1,521,668	$49,056	3.22%
Agency RMBS	275,054	9,620	3.50%
Non-Agency RMBS	47,982	2,468	5.14%
Non-Agency CMBS	226,072	18,195	8.05%
Residential Whole Loans	1,196,675	57,234	4.78%
Residential Bridge Loans	115,199	8,109	7.04%
Commercial loans	348,884	28,556	8.18%
Securitized commercial loans	830,311	39,454	4.75%
Other securities	69,894	5,161	7.38%
Total investments	$4,631,739	$217,853	4.70%
Adjustments:
Securitized commercial loans from consolidated VIEs	(830,311)	(39,454)	4.75%
Investments in consolidated VIEs eliminated in consolidation	88,781	7,875	8.87%
Adjusted total investments	$3,890,209	$186,274	4.79%

	Average Carrying Value	Total Interest Expense(3)	Average Effective Cost of Funds
Borrowings
Repurchase agreements	$2,888,151	$90,802	3.14%
Convertible senior unsecured notes, net	130,457	10,556	8.09%
Securitized debt, net	1,305,158	48,916	3.75%
Interest rate swaps	n/a	(9,501)	(0.22)%
Total borrowings	$4,323,766	$140,773	3.26%
Adjustments:
Securitized debt from consolidated VIEs(4)	$(729,745)	$(30,312)	4.15%
Adjusted total borrowings	$3,594,021	$110,461	3.07%

Adjusted net interest income and net interest margin		$75,813	1.95%

Year ended December 31, 2018	Average Amortized Cost of Assets(1)	Total Interest Income(2)	Yield on Average Assets

Investments
Agency CMBS	$1,982,164	$59,698	3.01%
Agency RMBS	450,998	15,069	3.34%
Non-Agency RMBS	92,789	6,047	6.52%
Non-Agency CMBS	294,811	26,424	8.96%
Residential Whole Loans	494,438	23,331	4.72%
Residential Bridge Loans	223,015	15,889	7.12%
Commercial loans	88,091	6,898	7.83%
Securitized commercial loans	931,090	48,422	5.20%
Other securities	96,810	8,434	8.71%
Total investments	$4,654,206	$210,212	4.52%
Adjustments:
Securitized commercial loan from consolidated VIEs	(931,090)	(48,422)	5.20%
Investments in consolidated VIE eliminated in consolidation	60,006	6,675	11.12%
Adjusted total investments	$3,783,122	$168,465	4.45%

	Average Carrying Value	Total Interest Expense(3)	Average Effective Cost of Funds
Borrowings
Repurchase agreements	$3,267,101	$86,742	2.66%
Convertible senior unsecured notes, net	109,456	9,058	8.28%
Securitized debt	957,816	42,440	4.43%
Interest rate swaps	n/a	(6,158)	(0.14)%
Total borrowings	$4,334,373	$132,082	3.05%
Adjustments:
Securitized debt from consolidated VIEs(4)	$(957,816)	$(42,440)	4.43%
Adjusted total borrowings	$3,376,557	$89,642	2.65%

Adjusted net interest income and net interest margin		$78,823	2.08%

Year ended December 31, 2017	Average Amortized Cost of Assets(1)	Total Interest Income(2)	Yield on Average Assets

Investments
Agency CMBS	$1,363,269	$40,827	2.99%
Agency RMBS	912,211	26,197	2.87%
Non-Agency RMBS	88,835	6,167	6.94%
Non-Agency CMBS	323,769	27,455	8.48%
Residential Whole Loans	207,786	8,515	4.10%
Residential Bridge Loans	52,696	4,487	8.51%
Securitized commercial loan	24,964	2,247	9.00%
Other securities	116,683	9,839	8.43%
Total return swaps	3,629	469	12.92%
Total investments	$3,093,842	$126,203	4.08%
Adjustments:
Securitized commercial loan from consolidated VIE	(24,964)	(2,247)	9.00%
Investment in consolidated VIE eliminated in consolidation	13,980	1,265	9.05%
Adjusted total investments	$3,082,858	$125,221	4.06%

	Average Carrying Value	Total Interest Expense(3)	Average Effective Cost of Funds
Borrowings
Repurchase agreements	$2,713,199	$45,128	1.66%
Convertible senior unsecured notes, net(5)	108,743	2,264	8.34%
Securitized debt	10,984	981	8.93%
Interest rate swaps	n/a	14,082	0.51%
Total borrowings	$2,832,926	$62,455	2.27%
Adjustments:
Securitized debt from consolidated VIE(4)	$(10,984)	$(981)	8.93%
Adjusted total borrowings	$2,821,942	$61,474	2.18%

Adjusted net interest income and net interest margin		$63,747	2.07%

(1)	Includes Agency and Non-Agency Interest-Only Strips accounted for as derivatives.

(2)	Refer to below table for components of interest income.

(3)	Includes the net amount paid, including accrued amounts and premium amortization for MAC interest rate swaps during the periods included in gain/loss on derivative instruments for GAAP.

(4)	Includes only the third-party sponsored securitized debt from RETL Trust, CMSC Trust and MRCD Trust.

(5)
The convertible senior unsecured notes, net are reflected at the balance as of December 31, 2017. The average cost of financing is calculated based on annualized interest expense divided by the average carrying value for the period outstanding.

The following table reconciles total interest income to adjusted interest income, which includes interest income on Agency and Non-Agency Interest-Only Strips classified as derivatives (Non-GAAP financial measure) for the years ended December 31, 2019, December 31, 2018 and December 31, 2017:

(dollars in thousands)	Year ended December 31, 2019	Year ended December 31, 2018	Year ended December 31, 2017
Coupon interest income:
Agency CMBS	$51,286	$60,148	$40,064
Agency RMBS	12,181	19,507	38,108
Non-Agency RMBS	4,682	7,120	5,602
Non-Agency CMBS	14,178	20,058	19,179
Residential Whole Loans	61,024	24,300	9,609
Residential Bridge Loans	8,846	18,299	4,863
Commercial loans	27,332	6,624	—
Securitized commercial loans	41,398	51,009	2,247
Other securities	11,633	14,805	8,280
Subtotal coupon interest	$232,560	$221,870	$127,952
Premium accretion, discount amortization and amortization of basis, net:
Agency RMBS	$(3,053)	$(5,092)	$(13,058)
Agency CMBS	(2,327)	(646)	507
Non-Agency RMBS	(2,214)	(1,073)	525
Non-Agency CMBS	4,017	6,366	8,276
Residential Whole Loans	(3,790)	(969)	(1,094)
Residential Bridge Loans	(737)	(2,410)	(376)
Commercial loans	1,224	274	—
Securitized commercial loans	(1,944)	(2,587)	—
Other securities	(6,472)	(6,371)	1,559
Subtotal accretion and amortization	$(15,296)	$(12,508)	$(3,661)
Interest income	$217,264	$209,362	$124,291
Contractual interest income, net of amortization of basis on Agency and Non-Agency Interest-Only Strips, classified as derivatives(1):
Coupon interest income	$3,277	$4,511	$7,438
Amortization of basis	(2,688)	(3,661)	(5,995)
Total Return swaps	—	—	469
Subtotal	$589	$850	$1,912
Total adjusted interest income	$217,853	$210,212	$126,203

(1)	Reported in "Gain (loss) on derivative instruments, net" in our Consolidated Statements of Operations.

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

The following table reconciles the Effective Cost of Funds (Non-GAAP financial measure) with interest expense for the years ended December 31, 2019, December 31, 2018 and December 31, 2017:

	Year ended December 31, 2019		Year ended December 31, 2018		Year ended December 31, 2017
(dollars in thousands)	Reconciliation	Cost of Funds/Effective Borrowing Costs	Reconciliation	Cost of Funds/Effective Borrowing Costs	Reconciliation	Cost of Funds/Effective Borrowing Costs
Interest expense	$150,274	3.48%	$138,240	3.19%	$48,373	1.94%
Adjustments:
Interest expense on Securitized debt from consolidated VIEs	(30,312)	(4.15)%	(42,440)	(4.43)%	(981)	(8.93)%
Net interest (received) paid —interest rate swaps	(9,501)	(0.22)%	(6,158)	(0.14)%	14,082	0.51%
Effective Borrowing Costs	$110,461	3.07%	$89,642	2.65%	$61,474	2.18%
Weighted average borrowings	$3,594,021		$3,376,557		$2,821,942

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

Our liquidity and capital resources are managed on a daily basis to ensure that we have sufficient liquidity to absorb market events that could negatively impact collateral valuations and result in margin calls as well as to ensure that we have the flexibility to manage our investment portfolio to take advantage of market opportunities. As of December 31, 2019, our principal sources of cash consist of borrowings under repurchase agreements, payments of principal and interest on our investment portfolio and cash generated from operations and, if market conditions permit, secondary public stock offerings.

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
Sources of Liquidity
Principal Sources of Cash
We held cash of approximately $31.3 million, $22.0 million and $48.0 million at December 31, 2019, December 31, 2018 and December 31, 2017, respectively. Our primary sources of cash currently consist of repurchase agreement borrowings, investment income, principal repayments on investments and the proceeds from debt and equity offerings, to the extent available in the capital markets. In the future, we expect our primary sources of liquidity to consist of payments of principal, investment income, unused borrowing capacity under our financing sources and future issuances of equity and debt securities.

Repurchase Agreements
As of December 31, 2019, we had 34 master repurchase agreements with our counterparties. We had borrowings under 21 of the 34 master repurchase agreements of approximately $2.8 billion at December 31, 2019. The following table presents our repurchase agreement borrowings, by type of collateral pledged, as of December 31, 2019 and December 31, 2018, and the respective effective cost of funds (Non-GAAP financial measure) for the years ended December 31, 2019 and December 31, 2018, respectively. See "Non-GAAP Financial Measures" (dollars in thousands):

Collateral	Borrowings Outstanding	Value of Collateral Pledged	Weighted Average Interest Rate end of period	Weighted Average Cost of Funds	Weighted Average Effective Cost of Funds (Non-GAAP) (1)	Weighted Average Haircut end of period
December 31, 2019
Agency CMBS, at fair value	$1,352,248	$1,400,230	2.05%	2.51%	2.51%	5.13%
Agency RMBS, at fair value	348,274	356,687	1.99%	2.47%	2.47%	5.35%
Non-Agency RMBS, at fair value	30,481	45,816	3.56%	3.93%	3.93%	36.70%
Non-Agency CMBS, at fair value	190,390	246,797	3.05%	3.64%	3.64%	22.46%
Residential Whole Loans, at fair value(2)	476,172	529,495	3.32%	4.03%	4.03%	7.88%
Residential Bridge Loans(2)	29,869	34,897	3.93%	4.61%	4.61%	20.00%
Commercial loans, at fair value(2)	224,594	350,213	3.93%	4.71%	4.71%	33.60%
Securitized commercial loan, at fair value(2)	116,087	171,640	3.93%	3.61%	3.61%	31.38%
Other securities, at fair value	56,762	80,031	3.23%	3.85%	3.85%	28.30%
Interest rate swaps	n/a	n/a	n/a	n/a	(0.33)%	n/a
Total	$2,824,877	$3,215,806	2.61%	3.14%	2.81%	11.11%

December 31, 2018
Agency CMBS, at fair value	$1,392,649	$1,486,142	2.71%	2.06%	2.06%	5.03%
Agency RMBS, at fair value	14,650	19,837	3.09%	2.00%	2.00%	21.66%
Non-Agency RMBS, at fair value	30,922	50,555	4.06%	3.57%	3.57%	35.21%
Non-Agency CMBS, at fair value	134,814	186,552	4.05%	3.69%	3.69%	25.59%
Residential Whole Loans, at fair value(2)	863,356	1,041,885	4.08%	4.01%	4.01%	15.94%
Residential Bridge Loans(2)	204,754	221,486	4.50%	4.50%	4.50%	20.00%
Commercial loans, at fair value(2)	131,788	196,123	4.55%	4.65%	4.65%	35.00%
Securitized commercial loan, at fair value(2)	7,543	13,688	4.30%	4.01%	4.01%	45.00%
Other securities, at fair value	38,361	59,780	4.18%	3.81%	3.81%	35.83%
Interest rate swaps	n/a	n/a	n/a	n/a	(0.19)%	n/a
Total	$2,818,837	$3,276,048	3.45%	2.66%	2.47%	12.63%

(1)
The effective cost of funds for the period presented is calculated on an annualized basis and includes interest expense for the period and net periodic interest payments on interest rate swaps, net of premium amortization on MAC swaps, of approximately $9.5 million received and $6.2 million received for the years ended December 31, 2019 and 2018, respectively. While interest rate swaps are not accounted for using hedge accounting, such instruments are viewed by us as an economic hedge against increases in interest rates on our liabilities and are treated as hedges for purposes of satisfying the REIT requirements. See "Non-GAAP Financial Measures."

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
Convertible Senior Unsecured Notes
In August 2019, we issued an additional $40.0 million aggregate principal amount of 6.75% convertible senior unsecured notes (the "August 2019 Reopened Notes") for net proceeds of $38.8 million. The August 2019 Reopened Notes have substantially identical terms as the existing notes issued in October 2017. The notes mature on October 1, 2022, unless earlier converted, redeemed or repurchased by the holders pursuant to their terms, and are not redeemable by us except during the final three months prior to maturity.

In December 2019, we issued an additional $50.0 million aggregate principal amount of 6.75% convertible senior unsecured notes (the "December 2019 Reopened Notes") for net proceeds of $49.2 million. The December 2019 Reopened Notes have substantially identical terms as the existing notes issued in October 2017. The notes mature on October 1, 2022, unless earlier converted, redeemed or repurchased by the holders pursuant to their terms, and are not redeemable by us except during the final three months prior to maturity.

At-The-Market Program
In April 2017, we entered into an equity distribution agreement with JMP Securities LLC, or "JMP," under which we may offer and sell up to $100.0 million shares of common stock in an At-The-Market equity offering from time to time through JMP. During the year ended December 31, 2019, we sold 299,497 shares under this agreement for net proceeds of $3.0 million.

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

Securitized Debt

In May 2019, a wholly owned subsidiary completed a residential mortgage-backed securitization comprised of a portion of its Residential Whole Loan portfolio. RMI 2015 Trust and RNR Trust collectively transferred $945.5 million of Non-QM Residential Whole Loans, to a wholly-owned subsidiary of the Company, Arroyo Mortgage Trust 2019-2 ("Arroyo Trust") and Arroyo Trust issued $919.0 million of mortgage-backed notes and we retained the subordinate Non-Offered Securities. At December 31, 2019, Residential Whole Loans, with an outstanding principal balance of approximately $814.0 million, serve as collateral for the Arroyo Trust's securitized debt.

The following table summarizes the consolidated Arroyo Trust's issued mortgage-backed notes at December 31, 2019 which is classified in "Securitized debt" in the Consolidated Balance Sheets (dollars in thousands):

Classes	Principal Balance	Coupon	Carrying Value	Contractual Maturity
Issued Mortgage-Backed Notes
Class A-1	$681,668	3.3%	$681,666	4/25/2049
Class A-2	36,525	3.5%	36,524	4/25/2049
Class A-3	57,866	3.8%	57,864	4/25/2049
Class M-1	25,055	4.8%	25,055	4/25/2049
Subtotal	801,114		$801,109
Less: Unamortized deferred financing costs	N/A		5,298
Total	$801,114		$795,811

Cash Generated from Operations
For the year ended December 31, 2019, net cash used in operating activities was approximately $52.2 million. This was primarily attributable to the net income we earned on our investments net of adjustments pertaining to the amortization/accretion of premiums and discounts and other non-cash items less operating expenses, general and administrative and margin settlements on our interest rate swaps. For the year ended December 31, 2018, net cash provided by operating activities was approximately$107.1 million. This was primarily attributable to the net income we earned on our investments net of adjustments pertaining to the amortization/accretion of premiums and discounts and other non-cash items less operating expenses, general and administrative and margin settlements on our interest rate swaps. For the year ended December 31, 2017, net cash provided by operating activities was by approximately $59.4 million. This was primarily attributable to the net income we earned on our investments net of adjustments pertaining to the amortization/accretion of premiums and discounts and other non-cash items less operating expenses, general and administrative and margin settlements on our interest rate swaps.
Cash Provided by and Used in Investing Activities
For the year ended December 31, 2019, net cash used in investing activities was approximately $478.5 million. This was primarily attributable to our investment acquisitions, including an investment from a consolidated CMBS VIEs, which was partially offset by proceeds from sales and receipts of principal payments on our investments. For the year ended December 31, 2018, net cash used in investing activities was approximately $716.9 million. This was primarily attributable to our investment acquisitions, including an investment from a consolidated CMBS VIE, which was partially offset by proceeds from sales of MBS and other securities and by our receipt of principal payments on MBS and other securities. For the year ended December 31, 2017, net cash used in investing activities was approximately $1.2 billion. This was primarily attributable to our to our investment acquisitions, which was partially offset by proceeds from sales, and receipts of principal payments on our investments.
Cash Provided by and Used in Financing Activities
For the year ended December 31, 2019, net cash provided by financing was approximately $537.2 million. This was primarily attributable to net proceeds from financings during the year and a secondary public offering. Our net cash provided by financing activities was partially offset by dividends paid on our common stock. For the year ended December 31, 2018, net cash provided by financing activity was approximately $639.6 million. This was primarily attributable to net proceeds from financings during the year and a secondary public offering. Our net cash provided by financing activities was partially offset by dividends paid on our common stock. For the year ended December 31, 2017, net cash provided by financing activity was approximately $1.1 billion. This was primarily attributable to net proceeds from financings during the year, which was partially offset by dividends paid on our common stock.

Contractual Obligations and Commitments
Our contractual obligations as of December 31, 2019 are as follows (dollars in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Borrowings under repurchase agreements	$2,472,651	$142,348	$209,878	$—	$2,824,877
Contractual interest on repurchase agreements	30,255	19,408	5,433	—	55,096
Convertible senior unsecured notes	—	205,000	—	—	205,000
Contractual interest on convertible senior unsecured notes	13,838	27,675	—	—	41,513
Securitized debt(2)	10,581	598,452	83,560	801,114	1,493,707
Contractual interest on securitized debt(3)	52,810	67,920	62,912	678,487	862,129
Total: GAAP Basis - Excluding TBA - long positions	2,580,135	1,060,803	361,783	1,479,601	5,482,322
TBA—long positions	1,012,598	—	—	—	1,012,598
Total	$3,592,733	$1,060,803	$361,783	$1,479,601	$6,494,920

(1)	The table above does not include amounts due under the Management Agreement (as defined herein) with our Manager, as those obligations do not have fixed and determinable payments.

(2)
The securitized debt is non-recourse to us and can only be settled with the loans that serve as collateral. The collateral for the securitized debt has a principal balance of $1.8 billion. Assumes entire outstanding principal balance at December 31, 2019 is paid at maturity.

(3)	For variable rate debt, the one month LIBOR rate as of December 31, 2019 of 1.7% was used to calculate the contractual interest.
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

Credit Risk

We are subject to varying degrees of credit risk in connection with our assets. Although we do not expect to encounter credit risk in our Agency CMBS and Agency RMBS, we are exposed to the risk of potential credit losses from general credit spread widening related to Non-Agency RMBS, Non-Agency CMBS, Residential Whole Loans, Residential Bridge Loans, Commercial Loans and other portfolio investments in addition to unexpected increase in borrower defaults on these investments. Investment decisions are made following a bottom-up credit analysis and specific relevant risk assumptions. As part of the risk management process, our Manager uses detailed proprietary models, applicable to evaluate, depending on the asset class, house price appreciation and depreciation by region, prepayment speeds and foreclosure/default frequency, cost and timing. If our Manager determines that the proposed investment can meet the appropriate risk and return criteria as well as complement our existing asset portfolio, the investment will undergo a more thorough analysis.

As of December 31, 2019, 16 of the counterparties that we had outstanding repurchase agreement borrowings held collateral which we posted as security for such borrowings in excess of 5% of our stockholders’ equity.  Prior to entering into a repurchase agreement with any particular institution, our Manager does a thorough review of such potential counterparty.  Such review, however, does not assure the creditworthiness of such counterparty nor that the financial wherewithal of the counterparty will not deteriorate in the future.

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

The sensitivity analysis table presented below shows the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments, including interest rate swaps, Interest-Only Strips, and net interest income at December 31, 2019, assuming a static portfolio of assets. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our Manager’s expectations. The analysis presented utilizes our Manager’s assumptions, models and estimates, which are based on our Manager’s judgment and experience.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+1.00%	34.38%	(1.09)%
+0.50%	19.67%	(0.52)%
-0.50%	11.99%	0.48%
-1.00%	28.52%	0.94%

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

Certain assumptions have been made in connection with the calculation of the information set forth in the table above and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes.  The base interest rate scenario assumes interest rates at December 31, 2019.  The analysis presented utilizes assumptions and estimates based on our Manager’s judgment and experience.  Furthermore, while we generally expect to retain such assets and the associated interest rate risk, future purchases and sales of assets could materially change our interest rate risk profile.

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

The value of our Agency and Non-Agency CMBS, as well as Commercial Whole Loans, will also be affected by prepayment rates; however, commercial mortgages frequently limit the ability of the borrower to prepay, thereby providing a certain level of prepayment protection.  Common restrictions include yield maintenance and prepayment penalties, the proceeds of which are generally at least partially allocable to these securities, as well as defeasance.

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

Prepayment rates on Agency and Non-Agency CMBS, as well as Commercial Whole Loans, are generally less volatile than residential mortgage assets as commercial mortgages usually limit the ability of the borrower to prepay the mortgage prior to maturity or a period shortly before maturity.  Accordingly, extension risk for Agency and Non-Agency CMBS and Commercial Whole Loans is generally less than RMBS and Residential Whole Loans as it presumed that other than defaults (i.e., involuntary prepayments), most commercial mortgages will remain outstanding for the contractual term of the mortgage.

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

Additionally, if one or more of our repurchase agreement counterparties chose not to provide on-going funding, our ability to finance would decline or exist at possibly less advantageous terms. Further, if we are unable to renew, replace or expand repurchase financing with other sources of financing on substantially similar terms, it may have a material adverse effect on our business, financial position, results of operations and cash flows, due to the long-term nature of our investments and relatively short-term maturities of our repurchase agreements. As such, there is no assurance that we will always be able to roll over our repurchase agreements.

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

In addition, the assets that comprise our investment portfolio are not traded on a public exchange. A portion of these assets may be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly traded securities. The illiquidity of our assets may make it difficult for us to sell such assets if the need or desire arises, including in response to changes in economic and other conditions.  Recent regulatory changes have imposed new capital requirements and other restrictions on banks and other market intermediaries’ ability and desire to hold assets on their balance sheets and otherwise make markets in fixed income securities and other assets resulting in reduced liquidity in many sectors of the market.  This regulatory trend is expected to continue.  As a result of these developments, it may become increasingly difficult for us to sell assets in the market, especially in credit oriented sectors such as Non-Agency RMBS and CMBS, ABS and Whole Loans.

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

Currency Risk

We have and may continue in the future to invest in assets which are denominated in a currency other than U.S. dollars and may finance such investments with repurchase financing or other forms of financing which may also be denominated in a currency other than U.S. dollars.  To the extent we make such investments and/or enter into such financing arrangements, we may utilize foreign currency swaps, forwards or other derivative instruments to hedge our exposure to foreign currency risk.  Despite being economic hedges, we have elected not to treat such derivative instruments as hedges for accounting purposes and therefore the changes in the value of such instruments, including actual and accrued payments, will be included in our Consolidated Statements of Operations.  While such transactions are entered into in an effort to minimize our foreign currency risk, there can be no assurance that they will perform as expected.  If actual prepayments of the foreign denominated asset are faster, or slower, than expected, the hedge instrument is unlikely to fully protect us from changes in the valuation of such foreign currency.  Further, as with interest rate swaps, there is counterparty risk associated with the future creditworthiness of such counterparty.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Western Asset Mortgage Capital Corporation:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Western Asset Mortgage Capital Corporation and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, including the related notes and accompanying schedule of mortgage loans on real estate as of December 31, 2019 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

/s/ PricewaterhouseCoopers, LLP

Los Angeles, California
March 6, 2020

We have served as the Company’s auditor since 2011.

Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands—except share and per share data)

	December 31, 2019	December 31, 2018
Assets:
Cash and cash equivalents	$31,331	$21,987
Restricted cash	52,948	55,808
Agency mortgage-backed securities, at fair value ($1,756,917 and $1,505,979 pledged as collateral, at fair value, respectively)	1,795,255	1,505,979
Non-Agency mortgage-backed securities, at fair value ($292,613 and $237,107 pledged as collateral, at fair value, respectively)	361,833	250,856
Other securities, at fair value ($80,031 and $59,780 pledged as collateral, at fair value, respectively)	80,161	59,906
Residential Whole-Loans, at fair value ($1,375,860 and $1,041,885 pledged as collateral, at fair value, respectively)	1,375,860	1,041,885
Residential Bridge Loans ($33,269 and $211,999 at fair value and $34,897 and $221,486 pledged as collateral, respectively)	36,419	221,719
Securitized commercial loans, at fair value	909,040	1,013,511
Commercial Loans, at fair value ($350,213 and $196,123 pledged as collateral, at fair value, respectively)	370,213	216,123
Investment related receivable	19,931	42,945
Interest receivable	19,413	21,959
Due from counterparties	98,947	39,623
Derivative assets, at fair value	5,111	2,606
Other assets	4,509	2,488
Total Assets(1)	$5,160,971	$4,497,395
Liabilities and Stockholders' Equity:
Liabilities:
Repurchase agreements, net	$2,824,801	$2,818,837
Convertible senior unsecured notes, net	197,299	110,060
Securitized debt, net ($681,643 and $949,626 at fair value and $142,905 and $246,802 held by affiliates, respectively)	1,477,454	949,626
Interest payable (includes $647 and $816 on securitized debt held by affiliates, respectively)	15,001	8,532
Due to counterparties	709	17,781
Derivative liability, at fair value	6,370	10,130
Accounts payable and accrued expenses	3,188	3,858
Payable to affiliate	2,148	4,615
Dividend payable	16,592	14,916
Other liabilities	52,948	56,031
Total Liabilities(2)	4,596,510	3,994,386
Commitments and contingencies
Stockholders' Equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, and 53,523,876 and 48,116,379 outstanding, respectively	535	481
Preferred stock, $0.01 par value, 100,000,000 shares authorized and no shares outstanding	—	—
Additional paid-in capital	889,227	833,810
Retained earnings (accumulated deficit)	(325,301)	(331,282)
Total Stockholders' Equity	564,461	503,009
Total Liabilities and Stockholders' Equity	$5,160,971	$4,497,395
See notes to consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands—except share and per share data)

(1)	Assets of consolidated VIEs included in the total assets above:

	December 31, 2019	December 31, 2018
Cash and cash equivalents	$7,589	$674
Restricted cash	52,948	55,808
Residential Whole-Loans, at fair value ($1,375,860 and $1,041,885 pledged as collateral, at fair value, respectively)	1,375,860	1,041,885
Residential Bridge Loans ($31,748 and $211,766 at fair value and $34,897 and $221,486 pledged as collateral, respectively)	34,897	221,486
Securitized commercial loans, at fair value	909,040	1,013,511
Commercial Loans, at fair value ($90,788 and $196,123 pledged as collateral, respectively)	90,788	196,123
Investment related receivable	19,138	42,945
Interest receivable	10,829	15,540
Other assets	90	178
Total assets of consolidated VIEs	$2,501,179	$2,588,150

(2)	Liabilities of consolidated VIEs included in the total liabilities above:

Securitized debt, net ($681,643 and $949,626 at fair value and $142,905 and $246,802 held by affiliates, respectively)	$1,477,454	$949,626
Interest payable (includes $647 and $816 on securitized debt held by affiliates, respectively)	3,886	2,419
Accounts payable and accrued expenses	185	708
Other liabilities	52,948	56,033
Total liabilities of consolidated VIEs	$1,534,473	$1,008,786
See notes to consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Statements of Operations
(in thousands—except share and per share data)

	For the years ended December 31,
	2019	2018	2017
Net Interest Income
Interest income	$217,264	$209,362	$124,291
Interest expense (includes $5,674, $13,739 and $981 on securitized debt held by affiliates, respectively)	150,274	138,240	48,373
Net Interest Income	66,990	71,122	75,918

Other Income (Loss)
Realized gain (loss) on sale of investments, net	28,278	(63,257)	20,598
Other than temporary impairment	(8,574)	(11,180)	(22,873)
Unrealized gain (loss), net	107,529	(24,671)	28,396
Gain (loss) on derivative instruments, net	(103,727)	77,969	3,292
Other, net	2,204	(189)	1,031
Other Income (Loss)	25,710	(21,328)	30,444

Expenses
Management fee to affiliate	7,354	8,673	8,100
Other operating expenses	5,519	6,076	2,419
General and administrative expenses:
Compensation expense	2,591	2,186	2,692
Professional fees	3,980	4,299	3,242
Other general and administrative expenses	1,500	1,442	1,325
Total general and administrative expenses	8,071	7,927	7,259
Total Expenses	20,944	22,676	17,778

Income before income taxes	71,756	27,118	88,584
Income tax provision	1,057	709	3,487
Net income	$70,699	$26,409	$85,097

Net income per Common Share — Basic	$1.37	$0.61	$2.03
Net income per Common Share — Diluted	$1.37	$0.61	$2.03
See notes to consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
(in thousands—except shares and share data)

	Common Stock Outstanding		Additional Paid-In Capital	Retained Earnings (Accumulated) Deficit	Treasury Stock	Total
	Shares	Par
Balance at December 31, 2016	41,919,801	$419	$765,042	$(334,979)	$—	$430,482
Vesting of restricted stock	—	—	981	—	—	981
Equity component of convertible senior unsecured notes	—	—	2,656	—	—	2,656
Treasury Stock	(125,722)	—	—	—	(1,232)	(1,232)
Net income	—	—	—	85,097	—	85,097
Dividends on common stock	—	—	84	(52,030)	—	(51,946)
Balance at December 31, 2017	41,794,079	419	768,763	(301,912)	(1,232)	466,038
Net proceeds from public offerings of common stock	6,196,578	62	64,818	—	—	64,880
Offering costs,	—	—	(373)	—	—	(373)
Vesting of restricted stock	—	—	265	—	—	265
Treasury Stock	125,722	—	213	—	1,232	1,445
Net income	—	—	—	26,409	—	26,409
Dividends on common stock	—	—	124	(55,779)	—	(55,655)
Balance at December 31, 2018	48,116,379	481	833,810	(331,282)	—	503,009
Net proceeds from public offerings of common stock	5,299,497	53	52,661	—	—	52,714
Offering costs	—	—	(430)	—	—	(430)
Grants of restricted stock	108,000	1	(1)	—	—	—
Vesting of restricted stock	—	—	564	—	—	564
Equity component of convertible senior unsecured notes	—	—	2,445	—	—	2,445
Net income	—	—	—	70,699	—	70,699
Dividends on common stock	—	—	178	(64,718)	—	(64,540)
Balance at December 31, 2019	53,523,876	$535	$889,227	$(325,301)	$—	$564,461
See notes to consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	For the year ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$70,699	$26,409	$85,097
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Premium amortization and (discount accretion), net	7,398	5,374	(2,070)
Interest income earned added to principal of securities	—	—	(46)
Amortization of deferred financing costs	1,488	767	192
Amortization of discount on convertible senior unsecured notes	718	550	137
Restricted stock amortization	564	265	981
Interest payments and basis recovered on MAC interest rate swaps	5,772	2,465	525
Premium on purchase of Residential Whole Loans	(15,304)	(15,850)	(1,239)
Premium on purchase of Residential Bridge Loans	—	(3,889)	(753)
Premium on purchase of securitized commercial loans	(3,769)	(3,019)	—
Unrealized (gain) loss, net	(107,529)	24,671	(28,396)
Unrealized (gain) loss on derivative instruments, net	(9,390)	10,381	(148,308)
Other than temporary impairment	8,574	11,180	22,873
Realized loss on sale of real estate owned ("REO"), net	90	—	—
Realized (gain) loss on sale of investments, net	(28,368)	63,257	(20,598)
(Gain) loss on derivatives, net	9,631	(10,316)	156,076
Loss on foreign currency transactions, net	—	—	1
Changes in operating assets and liabilities:
Decrease (increase) in interest receivable	2,546	(8,356)	5,209
Decrease (increase) in other assets	1,157	(184)	(1,763)
Increase (decrease) in interest payable	6,469	210	(7,719)
(Decrease) increase in accounts payable and accrued expenses	(519)	563	(274)
(Decrease) increase in payable to related party	(2,467)	2,574	(543)
Net cash (used in) provided by operating activities	(52,240)	107,052	59,382
Cash flows from investing activities:
Purchase of securities	(1,581,485)	(1,128,399)	(2,881,276)
Proceeds from sale of securities	1,136,617	2,430,054	1,593,914
Principal repayments and basis recovered on securities	126,091	123,837	240,785
Proceeds from sale of REO	1,033	—	—
Purchase of Residential Whole Loans	(563,821)	(873,911)	(87,640)
Principal repayments on Residential Whole Loans	254,125	76,942	42,176
Purchase of commercial loans	(350,232)	(235,857)	—
Principal repayments on commercial loans	197,245	20,638	—
Purchase of securitized commercial loans	(1,109,461)	(1,350,000)	—
Principal repayments on securitized commercial loans	1,214,688	361,781	154
Purchase of Residential Bridge Loans	—	(418,953)	(142,913)
Principal repayments on Residential Bridge Loans	211,316	274,964	31,794
Payment of premium for option derivatives	(780)	(1,757)	(16,355)
Premium received from option derivatives	2,158	1,236	14,553
Premium for credit default swaps, net	3,885	(297)	74
Net settlements of TBAs	1,934	(800)	4,035

See notes to consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(in thousands)

	For the year ended December 31,
	2019	2018	2017
Proceeds from (Payments on) termination of futures, net	(12,862)	6,112	(9,130)
Due from counterparties, net	(2,850)	—	8,449
Payments on total return swaps	—	—	(552)
Interest payments and basis recovered on MAC interest rate swaps	(5,772)	(2,465)	(525)
Premium for interest rate swaptions, net	(332)	—	(115)
Net cash used in investing activities	(478,503)	(716,875)	(1,202,572)

Cash flows from financing activities:
Net proceeds from issuance of common stock	52,714	64,880	—
Payment of offering costs	(580)	(195)	(94)
Repurchase of common stock	—	(1,733)	(1,094)
Proceeds from sale of treasury stock	—	3,177	—
Proceeds from repurchase agreement borrowings	21,381,571	21,472,963	18,438,166
Proceeds from convertible note offering	90,625	—	115,000
Repayments of repurchase agreement borrowings	(21,375,531)	(21,905,812)	(17,342,124)
Proceeds from securitized debt	1,828,361	1,285,219	—
Repayments of securitized debt	(1,292,141)	(344,612)	(68)
Proceeds from forward contracts	—	—	8,246
Repayments of forward contracts	—	—	(8,214)
Payments made for deferred financing costs	(8,522)	—	(3,837)
Due from counterparties, net	(56,474)	47,307	(9,707)
Due to counterparties, net	(17,072)	16,291	750
Increase (decrease) in other liabilities, net	(2,860)	55,808	—
Dividends paid on common stock	(62,864)	(53,699)	(51,981)
Net cash provided by financing activities	537,227	639,594	1,145,043

Effect of exchange rate changes on cash and cash equivalents	—	—	(1)

Net increase in cash and cash equivalents	6,484	29,771	1,852
Cash, cash equivalents and restricted cash, beginning of period	77,795	48,024	46,172
Cash, cash equivalents and restricted cash, end of period	$84,279	$77,795	$48,024

Supplemental disclosure of operating cash flow information:
Interest paid	$144,987	$138,524	$43,032
Income taxes paid	$549	$1,635	$4,966
Supplemental disclosure of non-cash financing/investing activities:
Underwriting and offering costs payable	$27	$177	$—
Repurchase of common stock, not settled	$—	$—	$(137)
Securities purchased, not settled	$—	$—	$(17,217)
Derivative collateral offset against derivatives	$—	$—	$(157,913)
Dividends and distributions declared, not paid	$16,592	$14,916	$12,960

See notes to consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(in thousands)

	For the year ended December 31,
	2019	2018	2017
Principal payments of Residential Whole Loans, not settled	$17,254	$9,230	$2,286
Principal payments of Residential Bridge Loans, not settled	$1,949	$33,717	$5,381
Other assets - Transfer of Bridge Loans to REO	$5,029	$143	$—
Proceeds from sale of REO, not settled	$728	$—	$—

Reconciliation of cash, cash equivalents and restricted cash reported in the Consolidated Balance Sheets:
Cash and cash equivalents	$31,331	$21,987	$48,024
Restricted cash	52,948	55,808	—
Total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$84,279	$77,795	$48,024

See notes to consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands—except share and per share data)

        The following defines certain of the commonly used terms in these Notes to Consolidated Financial Statements: "Agency" or "Agencies" refer to a federally chartered corporation, such as the Federal National Mortgage Association ("Fannie Mae" or "FNMA") or the Federal Home Loan Mortgage Corporation ("Freddie Mac" or "FHLMC"), or an agency of the U.S. Government, such as the Government National Mortgage Association ("Ginnie Mae" or "GNMA"); references to "MBS" refer to mortgage backed securities, including residential mortgage-backed securities or "RMBS," commercial mortgage-backed securities or "CMBS," and "Interest-Only Strips" (as defined herein);"Agency MBS" refer to RMBS, CMBS and Interest-Only Strips issued or guaranteed by the Agencies while "Non-Agency MBS "refer to RMBS, CMBS and Interest-Only Strips that are not issued or guaranteed by the Agencies; references to "ARMs" refers to adjustable rate mortgages; references to "Interest-Only Strips" refer to interest-only ("IO") and inverse interest-only ("IIO") securities issued as part of or collateralized with MBS; references to "TBA" refer to To-Be-Announced Securities; references to "Residential Whole Loans," "Residential Bridge Loans" and "Commercial Loans" (collectively "Whole Loans") refer to individual mortgage loans secured by single family, multi-family and commercial properties.
Note 1—Organization
Western Asset Mortgage Capital Corporation, a Delaware corporation, and its subsidiaries (the "Company") commenced operations in May 2012. The Company invests in, finances and manages a diversified portfolio of real estate related securities, Whole Loans and other financial assets. The Company's portfolio is comprised of Agency CMBS, Agency RMBS (including TBAs), Non-Agency RMBS, Non-Agency CMBS, Non-Qualified Residential Whole Loans ("Non-QM"), Conforming Residential Whole Loans, Residential Bridge Loans and Commercial Loans. In addition, and to a significantly lesser extent, the Company has invested in other securities including certain Agency obligations that are not technically MBS as well as certain Non U.S. CMBS and in asset-backed securities ("ABS") investments secured by a portfolio of private student loans. The Company's investment strategy is based on Western Asset Management Company, LLC's (the "Manager") perspective of which mix of portfolio assets it believes provides the Company with the best risk-reward opportunities at any given time. The Manager will vary the allocation among various asset classes subject to maintaining the Company's qualification as a REIT and maintaining its exemption from the Investment Company Act of 1940, as amended (the "1940 Act"). These restrictions limit the Company's ability to invest in non-qualifying MBS, non-real estate assets and/or assets which are not secured by real estate. Accordingly, the Company's portfolio will continue to be principally invested in qualifying MBS, Whole Loans and other real estate related assets.
The Company is externally managed by the Manager, an investment advisor registered with the Securities and Exchange Commission ("SEC"). The Manager is a wholly-owned subsidiary of Legg Mason, Inc ("Legg Mason"). The Company operates and has elected to be taxed as a real estate investment trust or "REIT" commencing with its taxable year ended December 31, 2012.
Note 2—Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying financial statements and related notes have been prepared in conformity with generally accepted accounting principles in the United States of America ("GAAP"). The consolidated financial statements include the accounts of the Company, its wholly -owned subsidiaries and variable interest entities ("VIEs") in which it is considered the primary beneficiary. All intercompany amounts between the Company and its subsidiaries and consolidated VIEs have been eliminated in consolidation.
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

Cash and Cash Equivalents

Western Asset Mortgage Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(in thousands—except share and per share data)

The Company considers all highly liquid short-term investments with original maturities of 90 days or less when purchased to be cash equivalents.  Cash and cash equivalents are exposed to concentrations of credit risk. The Company places its cash and cash equivalents with what it believes to be high credit quality institutions. At times such investments may be in excess of the Federal Deposit Insurance Corporation insurance limit.

Restricted Cash

Restricted cash represents cash held by the trustee or servicer for mortgage escrows in connection with the Company's securitized loan and commercial loan investments held in its consolidated VIEs. These escrows consist of principal and interest escrows, capital improvement reserves, repair reserves, real estate tax and insurance reserves and tenant reserves. The corresponding liability is recorded in "Other liabilities" in the Consolidated Balance Sheets. The restricted cash is not available for general corporate use.

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

The level in the fair value hierarchy within which a fair value measurement in its entirety falls is based on the lowest level input that is significant to the fair value measurement in its entirety.  Transfers between levels are determined by the Company at the end of the reporting period. Refer to Note 3 - "Fair Value of Financial Instruments."

Mortgage-Backed Securities and Other Securities

The Company's mortgage-backed securities and other securities portfolio primarily consists of Agency CMBS, Non-Agency CMBS, Agency RMBS, Non-Agency RMBS, ABS and other real estate related securities, these investments are recorded in accordance with ASC 320, “Investments - Debt and Equity Securities” and ASC 325-40, “Beneficial Interests in Securitized Financial Assets.” The Company has chosen to elect the fair value option pursuant to ASC 825, “Financial Instruments” for its mortgage-backed securities and other securities portfolio. Electing the fair value option allows the Company to record changes in fair value in the Consolidated Statements of Operations as a component of “Unrealized gain (loss), net.”

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

Increases in interest income may be recognized on a security in which the Company previously recorded an OTTI charge if the cash flow of such security subsequently improves.

In addition, unrealized losses on the Company's Agency securities, with explicit guarantee of principal and interest by the governmental sponsored entity ("GSE"), are not credit losses but rather were due to changes in interest rates and prepayment expectations. These securities would not be considered other than temporarily impaired provided the Company did not intend to sell the security.

Residential Whole Loans

Investments in Residential Whole Loans are recorded in accordance with ASC 310-20, "Nonrefundable Fees and Other Costs." The Company has chosen to elect the fair value option pursuant to ASC 825 for our entire Residential Whole-Loan portfolio. Residential Whole Loans are recorded at fair value with periodic changes in fair market value being recorded in earnings as a component of "Unrealized gain (loss), net." All other costs incurred in connection with acquiring Residential Whole Loans or committing to purchase these loans are charged to expense as incurred.

On a quarterly basis, the Company evaluates the collectability of both interest and principal of each loan, if circumstances warrant, to determine whether such loan is impaired. A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms. When a loan is impaired, the Company does not record an allowance for loan loss as it has elected the fair value option. However, income recognition is suspended for loans at the earlier of the date at which payments become 90-days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired loan is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed when the loan becomes contractually current and performance is demonstrated.

Residential Bridge Loans

For the Bridge Loans acquired prior to October 25, 2017, the Company did not elect the fair value option pursuant to ASC 825. These loans are recorded at their principal amount outstanding, net of any premium or discount. Commencing with purchases on October 25, 2017, the Company decided to elect the fair value option pursuant to ASC 825 to be consistent with the accounting of its' other investments, which are all carried at fair value. These loans are recorded at fair value with periodic changes in fair market value being recorded in earnings as a component of "Unrealized gain (loss), net." All other costs incurred in connection with acquiring the Residential Bridge Loans or committing to purchase these loans are charged to expense as incurred.

A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms. The Company evaluates each of its Residential Bridge Loans on a quarterly basis. These loans are individually specific as they relate to the borrower, collateral type, interest rate, LTV and term as well as geographic location. The Company evaluates the collectability of both principal and interest of each loan. When a loan is impaired, the impairment is then measured based on fair value of the collateral less cost to sell, since these loans are collateral dependent. For loans the Company did not elect the fair value option, upon measurement of impairment, the Company records an allowance to reduce the carrying value of the loan with a corresponding charge to earnings. Significant judgments are required in determining impairment, including assumptions regarding the value of the loan, the value of the underlying collateral and other

Western Asset Mortgage Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(in thousands—except share and per share data)

provisions such as guarantees. The Company will not record an allowance for loan loss for the Residential Bridge Loans that it has elected the fair value option.

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

Securitized Commercial Loans

Securitized commercial loans are comprised of commercial loans of consolidated variable interest entities which were sponsored by third parties. These loans are recorded in accordance with ASC 310-20, "Nonrefundable Fees and Other Costs." The Company has chosen to elect the fair value option pursuant to ASC 825. Accordingly, these loans are recorded at fair value with periodic changes in fair value being recorded in earnings as a component of "Unrealized gain (loss), net."

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

Commercial Loans

Investments in Commercial Loans, which are comprised of first lien commercial mortgage loans and commercial mezzanine loans, are recorded in accordance with ASC 310-20, "Nonrefundable Fees and Other Costs." The Company has chosen to make the fair value election pursuant to ASC 825 for its Commercial Loan portfolio. Accordingly, these loans are recorded at fair value with periodic changes in fair value being recorded in earnings as a component of "Unrealized gain (loss), net." All other costs incurred in connection with acquiring the Commercial Loans or committing to purchase these loans are charged to expense as incurred.

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

Agency MBS, Non-Agency MBS and other securities, excluding Interest-Only Strips, rated AA and higher at the time of purchase

Western Asset Mortgage Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(in thousands—except share and per share data)

Interest income on mortgage-backed and other securities is accrued based on the respective outstanding principal balances and corresponding contractual terms. The Company records interest income in accordance with ASC subtopic 835-30 "Imputation of Interest," using the effective interest method. As such premiums and discounts associated with Agency MBS, Non-Agency MBS and other securities, excluding Interest-Only Strips, are amortized into interest income over the estimated life of such securities. Adjustments to premium and discount amortization are made for actual prepayment activity.  The Company estimates prepayments at least quarterly for its securities and, as a result, if the projected prepayment speed increases, the Company will accelerate the rate of amortization on premiums or discounts and make a retrospective adjustment to historical amortization.  Alternatively, if projected prepayment speeds decrease, the Company will reduce the rate of amortization on the premiums or discounts and make a retrospective adjustment to historical amortization.

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

Western Asset Mortgage Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(in thousands—except share and per share data)

Due From Counterparties / Due To Counterparties

"Due from counterparties" represents cash posted by the Company with its counterparties as collateral for the Company’s interest rate and/or futures contracts, repurchase agreements, and TBAs. "Due to counterparties" represents cash posted with the Company by its counterparties as collateral under the Company’s interest rate and/or currency derivative financial instruments, repurchase agreements, and TBAs.  Included in "Due from counterparties" and/or "Due to counterparties" are daily variation margin settlement amounts with counterparties which are based on the price movement of the Company’s futures contracts. Daily variation margin on only the Company's centrally cleared derivatives was treated as a settlement and classified as either "Derivative assets, at fair value" or "Derivative liability, at fair value" in the Consolidated Balance Sheets. In addition, as provided below, "Due to counterparties" may include non-cash collateral in which the Company has the obligation to return and which the Company has either sold or pledged. To the extent the Company receives collateral other than cash from its counterparties, such assets are not included in the Company’s Consolidated Balance Sheets.  Notwithstanding the foregoing, if the Company either rehypothecates such assets or pledges the assets as collateral pursuant to a repurchase agreement, the cash received and the corresponding liability are reflected in the Consolidated Balance Sheets.

Derivatives and Hedging Activities

Subject to maintaining its qualification as a REIT for U.S. federal income tax purposes, the Company as part of its hedging strategy, we may enter into interest rate swaps, including forward starting swaps, interest rate swaptions, U.S. Treasury options, Eurodollar, Volatility Index and U.S, Treasury futures, TBAs, total return swaps, credit default swaps and forwards to hedge the interest rate and currency risk associated with its portfolio and related borrowings. Derivatives, subject to REIT requirements, are used for hedging purposes rather than speculation.  The Company has also entered into a total return swap, which transfers the total return of the referenced security to the Company.  The Company determines the fair value of its derivative positions and obtains quotations from third parties, including the Chicago Mercantile Exchange or CME, to facilitate the process of determining such fair values. The Company does not necessarily seek to hedge all such risks. In addition, if the Company’s hedging activities do not achieve the desired results, reported earnings may be adversely affected.

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

In January 2017, the CME amended its rulebooks to legally characterize variation margin payments and receipts for over-the-counter derivatives they clear as settlements of the derivatives' exposure rather than collateral against exposure. As a result of the change in legal characterization, effective January 1, 2017, variation margin is no longer classified as collateral in the Consolidated Balance Sheets in either "Due from counterparties" or "Due to counterparties," but rather a component of the respective "Derivative asset, at fair value" or "Derivative liability, at fair value" in the Consolidated Balance Sheets. The variation margin is now considered partial settlements of the derivative contract and will result in realized gains or losses which prior to January 1, 2017 were classified as unrealized gains or losses on derivatives. Prior to the CME rulebook change variation margin was included in financing activities in the Company's Consolidated Statement of Cash Flows in either "Due from counterparties, net" or "Due to counterparties, net." Commencing in January 2017, cash postings for variation margin are included in operating activities in the Consolidated Statements of Cash Flows.

In the Company’s Consolidated Statements of Cash Flows, premiums received or paid on termination of its interest rate swaps are included in cash flows from operating activities. Notwithstanding the foregoing, proceeds and payments on settlement of swaptions, futures contracts and TBAs are included in cash flows from investing activities.  Proceeds and payments on settlement of forward contracts are reflected in cash flows from financing activities in the Company’s Consolidated Statements of Cash Flows.  For Agency and Non-Agency Interest-Only Strips accounted for as derivatives, the purchase, sale and recovery of basis activity is included with MBS and other securities under cash flows from investing activities in the Company’s Consolidated Statements of Cash Flows.

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

The Company may borrow securities under reverse repurchase agreements to deliver a security owned and sold by the Company but pledged to a different counterparty under a separate repurchase agreement when in the Manager’s view terminating the outstanding repurchase agreement is not in the Company’s best interest.  Cash paid to the borrower is recorded in the Company’s Consolidated Balance Sheets as an asset.  Interest receivable in accordance with reverse repurchase agreements is recorded as accrued interest receivable in the Consolidated Balance Sheets. The Company reflects all proceeds on reverse repurchase agreement and repayment of reverse repurchase agreement, on a net basis in the Consolidated Statements of Cash Flows.  Upon sale of a pledged security, the Company recognizes an obligation to return the borrowed security in the Consolidated Balance Sheet in "Due to counterparties."  The Company establishes haircuts to ensure the market value of the underlying asset remains sufficient to protect the Company in the event of default by the counterparty.  Realized gains and losses associated with the sale of the security are recognized in "Realized gain (loss) on sale of investments, net" in the Consolidated Statements of Cash Flows.

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

Western Asset Mortgage Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(in thousands—except share and per share data)

Share-based Compensation

Compensation cost related to restricted common stock issued to the Company’s independent directors, including any restricted stock which is subject to a deferred compensation program, is measured at its fair value at the grant date and amortized into expense over the service period on a straight-line basis. Compensation cost related to restricted common stock issued to the Manager and to employees of the Manager, including officers and certain directors, of the Company who are employees of the Manager and its affiliates, is initially measured at fair value at the grant date, and amortized into expense over the vesting period on a straight-line basis.

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

From time to time the Company may create and elect to treat certain subsidiaries as Taxable REIT Subsidiaries ("TRS"). In general, a TRS may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business. A domestic TRS is subject to U.S. federal, state and local corporate income taxes, and its value, along with all other TRS's, may not exceed 20% of the value of the Company. If the TRS generates net income it may declare dividends to the Company, which will be included in the Company’s taxable income and necessitate a distribution to its stockholders. Conversely, if the Company retains earnings at the TRS level, no distribution is required and it can increase book equity of the consolidated entity. As of December 31, 2019, the Company has a single wholly-owned subsidiary which it has elected to treat as a domestic TRS.

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

In July 2017, the FASB issued ASU 2017-11, "Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivative and Hedges (Topic 815): Part I - Accounting for Certain Financial Instruments with Down Round Features and Part II - Replacement of the Indefinite Deferral for Mandatory Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatory Redeemable Noncontrolling Interest with a Scope Exception." Part I of this update changes the classification analysis of certain financial instruments (such as warrants and convertible instruments) with down round features. Down round features are features of certain equity-linked financial instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. Entities that present earnings per share are required to recognize the effect of the down round feature when it is triggered. The amendments in Part II of this update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect.
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
	First quarter 2019.	The adoption of this standard did not have a material impact on the Copompany's consolidated financial statements.

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
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This standard significantly changes how an entity will measure credit losses for most financial assets and certain other instruments that aren't measured at fair value through the income statement. The standard will replace the current "incurred loss" approach with an "expected loss" model for instruments measured at amortized cost. For available for sale debt securities, entities will be required to record an allowance rather than reduce the carrying amount, as is currently done under the other than temporary impairment model. It also simplifies the accounting model for purchased credit impaired debt securities and loans. In November 2018, the FASB issued ASU 2018-19, "Codification Improvements to Topic 326, Financial Instruments-Credit Losses." This update was issued related to ASU 2016-13 to increase the stakeholders' awareness of the amendments to scope and transition and effective date requirements and to expedite the improvements. In November 2019, the FASB issued ASU 2019-11, "Codification Improvements to Topic 326, Financial Instruments-Credit Losses." The amendments in this update clarify or address stakeholders' specific issues about certain aspects of the amendments in Update 2016-13.
First quarter 2020.
The Company evaluated the impact this standard will have on its consolidated financial statements. However, since the Company elects the fair value option for its financial assets, the adoption of this guidance will not have a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820), Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement." The amendments in this update modify the disclosure requirements on fair value measurements including the consideration of costs and benefits.
	First quarter 2020.	The Company evaluated the impact this standard will have on its consolidated financial statements and the adoption will not have a material impact on its consolidated financial statements.

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
	First quarter 2020.	The Company evaluated the impact this standard will have on its consolidated financial statements and the adoption will not have a material impact on its consolidated financial statements.

In May 2019, the FASB issued ASU 2019-05, "Financial Instruments-Credit Losses (Topic 326)." The amendments in this Update provide entities that have certain instruments within the scope of Subtopic 326-20 with an option to irrevocably elect the fair value option in the Subtopic 825-10, Financial Instruments-Overall, upon adoption of Topic 326. An entity that elects the fair value option should subsequently apply the guidance in Subtopic 820-10, Fair Value Measurement-Overall, and 825-10.
	First quarter 2020.	The Company evaluated the impact this standard will have on its consolidated financial statements and the adoption will not have a material impact on its consolidated financial statements.

In January 2020, the FASB issued ASU 2020-01, “Investments-Equity Securities (Topic 321), Investment-Equity Method and Joint Ventures (Topic 323, and Derivatives and Hedging (Topic 815).” The amendments in this Update clarify the interaction of the accounting for equity securities under Topic 321 and investments accounted for under the equity method of accounting in Topic 323 and the accounting for certain forward contracts and purchase options accounted for under Topic 815.

	First quarter 2021.	The Company is evaluating the impact this standard may have on its consolidated financial statements.

Note 3—Fair Value of Financial Instruments
The following tables present the Company's financial instruments carried at fair value as of December 31, 2019 and December 31, 2018, based upon the valuation hierarchy (dollars in thousands):

	December 31, 2019
	Fair Value
Assets	Level I	Level II	Level III	Total
Agency CMBS	$—	$1,435,477	$—	$1,435,477
Agency CMBS Interest-Only Strips accounted for as derivatives, included in MBS	—	3,092	—	3,092
Agency RMBS	—	340,771	—	340,771
Agency RMBS Interest-Only Strips	—	—	10,343	10,343
Agency RMBS Interest-Only Strips accounted for as derivatives, included in MBS	—	—	5,572	5,572
Subtotal Agency MBS	—	1,779,340	15,915	1,795,255

Non-Agency RMBS	—	—	38,131	38,131
Non-Agency RMBS Interest-Only Strips	—	—	7,683	7,683
Non-Agency CMBS	—	316,019	—	316,019
Subtotal Non-Agency MBS	—	316,019	45,814	361,833

Other securities	—	62,965	17,196	80,161
Total mortgage-backed securities and other securities	—	2,158,324	78,925	2,237,249

Residential Whole Loans	—	—	1,375,860	1,375,860
Residential Bridge Loans	—	—	33,269	33,269
Commercial loans	—	—	370,213	370,213
Securitized commercial loans	—	—	909,040	909,040
Derivative assets	—	5,111	—	5,111
Total Assets	$—	$2,163,435	$2,767,307	$4,930,742

Liabilities
Derivative liabilities	$—	$6,370	$—	$6,370
Securitized debt	—	680,586	1,057	681,643
Total Liabilities	$—	$686,956	$1,057	$688,013

	December 31, 2018
	Fair Value
Assets	Level I	Level II	Level III	Total
Agency CMBS	$—	$1,481,984	$—	$1,481,984
Agency CMBS Interest-Only Strips accounted for as derivatives, included in MBS	—	4,158	—	4,158
Agency RMBS Interest-Only Strips	—	—	12,135	12,135
Agency RMBS Interest-Only Strips accounted for as derivatives, included in MBS	—	—	7,702	7,702
Subtotal Agency MBS	—	1,486,142	19,837	1,505,979

Non-Agency RMBS	—	—	39,026	39,026
Non-Agency RMBS Interest-Only Strips	—	—	11,529	11,529
Non-Agency CMBS	—	200,301	—	200,301
Subtotal Non-Agency MBS	—	200,301	50,555	250,856

Other securities	—	50,955	8,951	59,906
Total mortgage-backed securities and other securities	—	1,737,398	79,343	1,816,741

Residential Whole Loans	—	—	1,041,885	1,041,885
Residential Bridge Loans		—	211,999	211,999
Commercial loans	—	—	216,123	216,123
Securitized commercial loan	—	—	1,013,511	1,013,511
Derivative assets	—	2,606	—	2,606
Total Assets	$—	$1,740,004	$2,562,861	$4,302,865

Liabilities
Derivative liabilities	$4,657	$5,473	$—	$10,130
Securitized debt	—	947,340	2,286	949,626
Total Liabilities	$4,657	$952,813	$2,286	$959,756

When available, the Company uses quoted market prices to determine the fair value of an asset or liability. If quoted market prices are not available, the Company will use independent pricing services and if the independent pricing service cannot price a particular asset or liability, the Company will obtain third party broker quotes. The Manager's pricing group, which functions independently from its portfolio management personnel, reviews the third party broker quotes by comparing the broker quotes for reasonableness to alternate sources when available. If independent pricing services or third party broker quotes are not available, the Company determines the fair value of the securities using valuation techniques that use, when possible, current market-based or independently sourced market parameters, such as interest rates and when applicable, estimates of prepayments and credit losses.
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
Mortgage-backed securities and other securities
In determining the proper fair value hierarchy or level the Company considers the amount of available observable market data for each security. Agency RMBS and Agency CMBS, given the amount of available observable market data, generally are classified in Level II. For newly issued Agency CMBS securities that have not settled at period end and do not have a CUSIP yet, the Company utilizes a broker quote due to lack of observable market data, accordingly these securities are classified in Level III. For Agency IOs, Non-Agency RMBS, CMBS and other securities, to determine whether a security should be a Level II, the securities are grouped by security type and the Manager reviews the internal trade history, for the quarter, for each security type. If there is sufficient trade data above a predetermined threshold of a security type, the Manager determines it has sufficient observable market data and the security will be categorized as a Level II; otherwise, the security is classified as a Level III.
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
Residential Whole Loans and Residential Bridge Loans
Values for the Company's Non-QM Residential Whole Loans and Bridge Loans are based upon prices obtained from an independent third party pricing service that specializes in loan valuation, utilizing a discounted cash flow valuation model that is calibrated to recent loan trade execution. Their valuation methodology incorporates commonly used market pricing methods, which include the inputs considered most significant to the determination of fair value of the Company's Residential Whole Loans and Residential Bridge Loans. The key loan inputs include loan balance, interest rate, loan to value, delinquencies and fair value of the collateral for collateral dependent loans. The assumption made by the independent third party pricing service includes the market discount rate, yield, default assumption and loss severity. Other inputs and assumptions relevant to the pricing of Residential Whole Loans include FICO scores and prepayment speeds.
Values for the Conforming Residential Whole Loan Portfolio, are based on a third party pricing service valuation model that assigns a loan value using TBA prices, adjusted for delivery to Fannie Mae using Fannie Mae's loan-level price adjustment matrix. In addition to pricing the underlying mortgages, the third party pricing service uses a service release premium valuation representing the sale of the right to service the mortgages. Together, the TBA price and service release premium price form the "All-In" price for these mortgages.
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
Commercial Loans
Values for the Company's Commercial Loans are based upon prices obtained from an independent third party pricing service that specializes in loan valuation, utilizing a valuation model that is calibrated to recent loan trade execution. Their valuation methodology incorporates commonly used market pricing methods, which include the inputs considered most significant to the determination of fair value of the Company's Commercial Loans. The assumptions made by the independent third party pricing vendor include a market discount rate, default assumption and loss severity. The Company reviews the analysis provided by pricing service as well as the key assumptions. Due to the inherent uncertainty of such valuation, the fair values established for commercial loans held by the Company may differ from the fair values that would have been established if a readily available market existed for these loans. Accordingly, the Company's commercial loans are classified as a Level III.
Securitized commercial loans
Values for the Company’s securitized commercial loans are based on the CFE valuation methodology.  Since there is an extremely limited market for the securitized commercial loans, the Company determined the securitized debt is more actively traded and therefore was more observable.  Due to the inherent uncertainty of the securitized commercial loan's valuation, the Company classifies its securitized commercial loans as Level III.
Securitized debt
Values for the Company's securitized debt are based upon prices obtained from independent third party pricing services. The valuation methodology of the third party pricing services incorporates market information and commonly used market pricing methods, which include actual trades and quoted prices for similar or identical instruments. In determining the proper fair value hierarchy or level, the Company considers the amount of available observable market data for each security. Since the securitized debt represents traded debt securities, the Manager's pricing team reviews the trade activity during the quarter for each security to determine the appropriate level within the fair value hierarchy. If there is sufficient trade data above a predetermined volume threshold, the Manager determines it has sufficient observable market data and the debt security will be categorized as a Level II. If there is not sufficient observable market data the debt security will be categorized as a Level III.
Derivatives
Values for the Company's derivatives are based upon prices from third party pricing services, whose pricing is subject to review by the Manager's pricing committee. In valuing its over-the-counter interest rate derivatives, such as swaps and swaptions, its currency derivatives, such as swaps and forwards and credit derivatives such as total return swaps, the Company considers the creditworthiness of both the Company and its counterparties, along with collateral provisions contained in each derivative agreement, from the perspective of both the Company and its counterparties. No credit valuation adjustment was made in determining the fair value of interest rate and/or futures contracts for the years ended December 31, 2019 and December 31, 2018.
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
The following tables present a summary of the available quantitative information about the significant unobservable inputs used in the fair value measurement of financial instruments for which the Company has utilized Level III inputs to determine fair value as of December 31, 2019 and December 31, 2018 (dollars in thousands).

	Fair Value at			Range
	December 31, 2019	Valuation Technique	Unobservable Input	Minimum	Maximum		Weighted Average
Residential Whole-Loans(2)	1,200,566	Discounted Cash Flow	Yield	3.4%	7.0%		3.7%
			Weighted Average Life	1.4	7.8		3.0
Residential Bridge Loans(3)	33,269	Discounted Cash Flow	Yield	7.5%	27.0%	(1)	9.8%
			Weighted Average Life	0.3	1.8		0.8
Commercial Loans	370,213	Discounted Cash Flow	Yield	4.7%	10.9%		7.5%
			Weighted Average Lie	0.4	2.9		1.6

	Fair Value at			Range
	December 31, 2018	Valuation Technique	Unobservable Input	Minimum	Maximum		Weighted Average
Residential Whole-Loans	1,041,885	Discounted Cash Flow	Yield	3.5%	7.9%		5.5%
			Weighted Average Life	0.8	10.3		2.8
Residential Bridge Loans	211,999	Discounted Cash Flow	Yield	5.6%	145.3%	(1)	11.3%
			Weighted Average Life	0.1	1.6		0.5
Commercial Loans:	216,123	Discounted Cash Flow	Yield	6.7%	9.2%		7.6%
			Weighted Average Life	0.9	2.7		2.1

(1)
Yield to maturity is the total return on the loan expressed as an annual rate. Delinquent Bridge Loans that are nearing maturity and with fair value that is significantly less than the principal amount have a higher yield to maturity.

(2)
Excludes $175,294 Conforming Residential Whole Loans, which are valued using TBA prices, adjusted for delivery to Fannie Mae using Fannie Mae's loan-level price adjustment matrix. As of December 31, 2019, the TBA prices used for valuing the conforming loans range from $101.39 to $107.63.

The following tables present additional information about the Company's financial instruments which are measured at fair value on a recurring basis for which the Company has utilized Level III inputs to determine fair value:

	Year ended December 31, 2019
$ in thousands	Agency MBS	Non-Agency MBS	Other Securities	Residential Whole Loans	Residential Bridge Loans	Commercial Loans	Securitized Commercial Loans	Securitized Debt
Beginning balance	$19,837	$50,555	$8,951	$1,041,885	$211,999	$216,123	$1,013,511	$2,286
Transfers into Level III from Level II	—	—	8,386	—	—	—	—	—
Transfers from Level III into Level II	—	—	—	—	—	—	—	—
Purchases	—	—	—	544,426	—	274,422	1,113,231	—
Sales and settlements	(401)	—	—	—	—	—	—	3,769
Transfers to REO	—	—	—	—	(2,677)	—	—	—
Principal repayments	—	(965)	(555)	(228,163)	(175,422)	(121,245)	(1,214,688)	—
Total net gains/losses included in net income
Realized gains/(losses), net on assets	—	—	—	—	(351)	—	—	—
Other than temporary impairment	(222)	(1,332)	—	—	—	—	—	—
Unrealized gains/(losses), net on assets(1)	762	(229)	693	20,887	397	(122)	(1,070)	—
Unrealized (gains)/losses, net on liabilities(2)	—	—	—	—	—	—	—	(2,373)
Premium and discount amortization, net	(4,061)	(2,215)	(279)	(3,175)	(677)	1,035	(1,944)	(2,625)
Ending balance	$15,915	$45,814	$17,196	$1,375,860	$33,269	$370,213	$909,040	$1,057

Unrealized gains/(losses), net on assets held at the end of the period(1)	$780	$(229)	$693	$21,768	$(488)	$128	$(1,042)	$—
Unrealized gains/(losses), net on liabilities held at the end of the period(2)	$—	$—	$—	$—	$—	$—	$—	$375

	Year ended December 31, 2018
$ in thousands	Agency MBS	Non-Agency MBS	Other Securities	Residential Whole Loans	Residential Bridge Loans	Commercial Loans	Securitized Commercial Loans	Securitized Debt
Beginning balance	$17,217	$8,735	$9,239	$237,423	$64,526	$—	$24,876	$10,945
Transfers into Level III from Level II	22,795	39,084	9,708	—	—	—	—	—
Transfers from Level III into Level II	(16,805)	—	(8,697)	—	—	—	—	(10,899)
Purchases	2,093	8,602	—	860,576	207,705	215,322	1,353,020	—
Sales and settlements	—	(4,180)	—	—	—	—	—	12
Principal repayments	(53)	(307)	(604)	(55,186)	(57,528)	—	(361,782)	(44)
Total net gains / (losses) included in net income
Realized gains/(losses), net on assets	—	258	—	—	—	—	—	—
Other than temporary impairment	(735)	(918)	(161)	—	—	—	—	—
Unrealized gains/(losses), net on assets(1)	(630)	1,183	(532)	(415)	(1,806)	631	(16)	—
Unrealized (gains)/losses, net on liabilities(2)	—	—	—	—	—	—	—	1,996
Premium and discount amortization, net	(4,045)	(1,902)	(2)	(513)	(898)	170	(2,587)	276
Ending balance	$19,837	$50,555	$8,951	$1,041,885	$211,999	$216,123	$1,013,511	$2,286

Unrealized gains/(losses), net on assets held at the end of the period(1)	$(272)	$1,184	$(464)	$351	$(1,370)	$631	$(16)	$—
Unrealized gains/(losses), net on liabilities held at the end of the period(2)	$—	$—	$—	$—	$—	$—	$—	$(1,998)

(1)	Gains and losses are included in "Unrealized gain (loss), net" in the Consolidated Statements of Operations.

(2)	Gains and losses on securitized debt are included in "Unrealized gain (loss), net" in the Consolidated Statements of Operations.

Transfers between hierarchy levels for the years ended December 31, 2019 and December 31, 2018 were based on the availability of sufficient observable inputs. Movements from Level II to Level III was based on the back-testing of historical sales transactions performed by the Manager, which did not provide sufficient observable data to meet Level II versus Level III criteria, resulting in the movement from Level II to Level III. Movements from Level III to Level II was based on information received from a third party pricing service which, along with the back-testing of historical sales transactions performed by the Manager, which provided the sufficient observable data for the movement from Level III to Level II. The Company did not have transfers between either Level I and Level II or Level I and Level III for the years ended December 31, 2019 and December 31, 2018.
Other Fair Value Disclosures
Certain Residential Bridge Loans, repurchase agreement borrowings, convertible senior unsecured notes and securitized debt are not carried at fair value in the consolidated financial statements. The following table presents the carrying value and estimated fair value of the Company’s financial instruments that are not carried at fair value, as of December 31, 2019 and December 31, 2018, in the consolidated financial statements (dollars in thousands):

	December 31, 2019		December 31, 2018
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets
Residential Bridge Loans	$3,150	$3,148	$9,720	$9,603
Total	$3,150	$3,148	$9,720	$9,603

Liabilities
Borrowings under repurchase agreements	$2,824,801	$2,829,093	$2,818,837	$2,823,615
Convertible senior unsecured notes	197,299	209,172	110,060	108,531
Securitized debt(1)	801,109	810,914	—	—
Total	$3,823,209	$3,849,179	$2,928,897	$2,932,146

(1) Carrying value excludes $5.3 million of deferred financing costs

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

Securitized debt

Values for the Company's securitized debt, related to the securitization of a portion of its Residential Whole Loans, are based upon prices obtained from independent third party pricing services. The valuation methodology of the third party pricing services incorporates market information and commonly used market pricing methods, which include actual trades and quoted prices for similar or identical instruments. In determining the proper fair value hierarchy or level, the Company considers the amount of available observable market data for each security. Since the securitized debt represents traded debt securities, the Manager's pricing team reviews the trade activity during the quarter for each security to determine the appropriate level within the fair value hierarchy. If there is sufficient trade data above a predetermined threshold, the Manager determines it has sufficient observable market data and the debt security will be categorized as a Level II. If there is not sufficient observable market data the debt security will be categorized as a Level III. At December 31, 2019, there was not sufficient observable market data for the debt to be classified as a Level II, accordingly it was classified as a Level III.

Note 4 - Mortgage-Backed Securities and other securities
The following tables present certain information about the Company's investment portfolio at December 31, 2019 and December 31, 2018 (dollars in thousands):

	December 31, 2019
	Principal Balance	Unamortized Premium (Discount), net	Discount Designated as Credit Reserve and OTTI	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Net Weighted Average Coupon
Agency CMBS	$1,347,929	$26,514	$—	$1,374,443	$66,832	$(5,798)	$1,435,477	3.4%
Agency CMBS Interest-Only Strips, accounted for as derivatives(1)(2)	N/A	N/A	N/A	N/A	N/A	N/A	3,092	0.4%
Subtotal Agency CMBS	1,347,929	26,514	—	1,374,443	66,832	(5,798)	1,438,569	3.1%
Agency RMBS	327,814	5,473	—	333,287	7,484	—	340,771	3.5%
Agency RMBS Interest-Only Strips(1)	N/A	N/A	N/A	8,661	1,820	(138)	10,343	2.8%
Agency RMBS Interest-Only Strips, accounted for as derivatives(1)(2)	N/A	N/A	N/A	N/A	N/A	N/A	5,572	3.0%
Subtotal Agency RMBS	327,814	5,473	—	341,948	9,304	(138)	356,686	3.3%
Total Agency MBS	1,675,743	31,987	—	1,716,391	76,136	(5,936)	1,795,255	3.1%

Non-Agency RMBS	52,767	4,492	(20,256)	37,003	1,388	(260)	38,131	4.8%
Non-Agency RMBS Interest- Only Strips(1)	N/A	N/A	N/A	7,705	636	(658)	7,683	0.6%
Subtotal Non-Agency RMBS	52,767	4,492	(20,256)	44,708	2,024	(918)	45,814	1.0%
Non-Agency CMBS	354,458	(17,909)	(22,016)	314,533	6,359	(4,873)	316,019	5.1%
Total Non-Agency MBS	407,225	(13,417)	(42,272)	359,241	8,383	(5,791)	361,833	2.7%

Other securities(3)	71,896	(2,437)	(6,203)	73,975	6,392	(206)	80,161	6.7%
Total	$2,154,864	$16,133	$(48,475)	$2,149,607	$90,911	$(11,933)	$2,237,249	3.1%

	December 31, 2018
	Principal Balance	Unamortized Premium (Discount), net	Discount Designated as Credit Reserve and OTTI	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Net Weighted Average Coupon
Agency CMBS	$1,493,675	$5,820	$—	$1,499,495	$12,083	$(29,594)	$1,481,984	3.3%
Agency CMBS Interest-Only Strips, accounted for as derivatives(1)(2)	N/A	N/A	N/A	N/A	N/A	N/A	4,158	0.4%
Subtotal Agency CMBS	1,493,675	5,820	—	1,499,495	12,083	(29,594)	1,486,142	3.0%
Agency RMBS Interest-Only Strips(1)	N/A	N/A	N/A	11,480	1,062	(407)	12,135	2.2%
Agency RMBS Interest-Only Strips, accounted for as derivatives(1)(2)	N/A	N/A	N/A	N/A	N/A	N/A	7,702	2.9%
Subtotal Agency RMBS	—	—	—	11,480	1,062	(407)	19,837	2.5%
Total Agency MBS	1,493,675	5,820	—	1,510,975	13,145	(30,001)	1,505,979	2.9%

Non-Agency RMBS	54,887	6,909	(23,731)	38,065	961	—	39,026	4.8%
Non-Agency RMBS Interest- Only Strips(1)	N/A	N/A	N/A	11,154	382	(7)	11,529	0.6%
Subtotal Non-Agency RMBS	54,887	6,909	(23,731)	49,219	1,343	(7)	50,555	1.0%
Non-Agency CMBS	240,431	(20,317)	(22,189)	197,925	5,021	(2,645)	200,301	5.9%
Total Non-Agency MBS	295,318	(13,408)	(45,920)	247,144	6,364	(2,652)	250,856	2.4%

Other securities(3)	47,042	(1,129)	(7,603)	55,284	5,012	(390)	59,906	9.0%
Total	$1,836,035	$(8,717)	$(53,523)	$1,813,403	$24,521	$(33,043)	$1,816,741	2.9%

(1)
IOs and IIOs have no principal balances and bear interest based on a notional balance. The notional balance is used solely to determine interest distributions on interest-only class of securities. At December 31, 2019, the notional balance for Agency RMBS IOs and IIOs, Non-Agency RMBS IOs and IIOs, Agency RMBS IOs and IIOs, accounted for as derivatives, and Agency CMBS IOs and IIOs, accounted for as derivatives was $121.7 million, $442.4 million, $64.8 million and $160.2 million, respectively. At December 31, 2018, the notional balance for Agency RMBS IOs and IIOs, Non-Agency RMBS IOs and IIOs, Agency RMBS IOs and IIOs, accounted for as derivatives and Agency CMBS IOs and IIOs, accounted for as derivatives was $158.8 million, $519.9 million, $89.8 million, $172.2 million, respectively.

(2)	Interest on these securities is reported as a component of "Gain (loss) on derivative instruments, net" in the Consolidated Statements of Operations.

(3)
Other securities include residual interests in asset-backed securities which have no principal balance and an amortized cost of approximately $10.7 million and $17.0 million, as of December 31, 2019 and December 31, 2018, respectively.

As of December 31, 2019 and December 31, 2018, the weighted average expected remaining term of the MBS and other securities investment portfolio was 7.9 years and 8.5 years, respectively.
The following table presents the changes in the components of the Company's purchase discount and amortizable premium on its Non-Agency RMBS, Non-Agency CMBS and other securities for the years ended December 31, 2019, December 31, 2018 and December 31, 2017 (dollars in thousands):

	Year ended December 31, 2019			Year ended December 31, 2018			Year ended December 31, 2017
	Discount Designated as Credit Reserve and OTTI	Accretable Discount(1)	Amortizable Premium(1)	Discount Designated as Credit Reserve and OTTI	Accretable Discount(1)	Amortizable Premium(1)	Discount Designated as Credit Reserve and OTTI	Accretable Discount(1)	Amortizable Premium(1)
Balance at beginning of period	$(53,523)	$(29,465)	$14,928	$(72,915)	$(68,438)	$20,872	$(130,484)	$(109,822)	$44,527
Accretion of discount	—	4,364	—	—	7,137	—	—	10,715	—
Amortization of premium	—	—	(1,215)	—	—	(675)	—	—	(843)
Realized credit losses	7,290	—	—	5,863	—	—	2,391	—	—
Purchases	(28)	(7,953)	819	(7,182)	(6,473)	435	(19,385)	(1,205)	7,259
Sales	26,706	—	(19,640)	32,301	40,338	(9,590)	89,628	33,166	(31,118)
Net impairment losses recognized in earnings	(6,612)	—	—	(9,733)	—	—	(15,310)	—	—
Transfers/release of credit reserve(2)	(22,308)	2,889	19,419	(1,857)	(2,029)	3,886	245	(1,292)	1,047
Balance at end of period	$(48,475)	$(30,165)	$14,311	$(53,523)	$(29,465)	$14,928	$(72,915)	$(68,438)	$20,872

(1)	Together with coupon interest, accretable purchase discount and amortizable premium is recognized as interest income over the life of the security.

(2)	Subsequent reductions of a security's non-accretable discount results in a corresponding reduction in its amortizable premium.

The following tables present the fair value and contractual maturities of the Company's investment securities at December 31, 2019 and December 31, 2018 (dollars in thousands):

	December 31, 2019
	< or equal to 10 years	> 10 years and < or equal to 20 years	> 20 years and < or equal to 30 years	> 30 years		Total
Agency CMBS	$973,189	$462,288	$—	$—		$1,435,477
Agency CMBS Interest-Only Strips, accounted for as derivatives	—	—	—	3,092	—	3,092
Agency RMBS	—	—	340,771	—		340,771
Agency RMBS Interest-Only Strips	2,413	1,966	5,964	—		10,343
Agency RMBS Interest-Only Strips, accounted for as derivatives	669	3,893	1,010	—		5,572
Subtotal Agency	976,271	468,147	347,745	3,092		1,795,255

Non-Agency RMBS	—	—	8,966	29,165		38,131
Non-Agency RMBS Interest-Only Strips	—	—	1,716	5,967		7,683
Non-Agency CMBS	89,782	125,282	92,610	8,345		316,019
Subtotal Non-Agency	89,782	125,282	103,292	43,477		361,833

Other securities	25,824	31,823	2,768	19,746		80,161
Total	$1,091,877	$625,252	$453,805	$66,315		$2,237,249

	December 31, 2018
	< or equal to 10 years	> 10 years and < or equal to 20 years	> 20 years and < or equal to 30 years	> 30 years	Total
Agency CMBS	$1,101,820	$380,164	$—	$—	$1,481,984
Agency CMBS Interest-Only Strips, accounted for as derivatives	—	—	—	4,158	4,158
Agency RMBS Interest-Only Strips	3,577	2,402	6,156	—	12,135
Agency RMBS Interest-Only Strips, accounted for as derivatives	1,089	4,053	2,560	—	7,702
Subtotal Agency	1,106,486	386,619	8,716	4,158	1,505,979

Non-Agency RMBS	—	—	8,540	30,486	39,026
Non-Agency RMBS Interest-Only Strips	—	—	4,310	7,219	11,529
Non-Agency CMBS	28,754	53,653	72,921	44,973	200,301
Subtotal Non-Agency	28,754	53,653	85,771	82,678	250,856

Other securities	7,698	26,020	—	26,188	59,906
Total	$1,142,938	$466,292	$94,487	$113,024	$1,816,741

The following tables present the gross unrealized losses and estimated fair value of the Company's MBS and other securities by length of time that such securities have been in a continuous unrealized loss position at December 31, 2019 and December 31, 2018 (dollars in thousands):

	December 31, 2019
	Less than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Agency CMBS	$214,084	$(5,798)	16	$—	$—	—	$214,084	$(5,798)	16
Agency RMBS Interest-Only Strips	1,376	(43)	4	1,828	(95)	7	3,204	(138)	11
Subtotal Agency	215,460	(5,841)	20	1,828	(95)	7	217,288	(5,936)	27

Non-Agency RMBS	13,214	(260)	1	—	—	—	13,214	(260)	1
Non-Agency RMBS Interest-Only Strips	1,716	(658)	1	—	—	—	1,716	(658)	1
Non-Agency CMBS	171,650	(4,302)	31	18,069	(571)	4	189,719	(4,873)	35
Subtotal Non-Agency	186,580	(5,220)	33	18,069	(571)	4	204,649	(5,791)	37

Other securities	10,512	(206)	2	—	—	—	10,512	(206)	2
Total	$412,552	$(11,267)	55	$19,897	$(666)	11	$432,449	$(11,933)	66

	December 31, 2018
	Less than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Agency CMBS	$29,413	$(307)	3	$879,549	$(29,287)	72	$908,962	$(29,594)	75
Agency RMBS Interest-Only Strips	3,277	(124)	7	3,917	(283)	9	7,194	(407)	16
Subtotal Agency	32,690	(431)	10	883,466	(29,570)	81	916,156	(30,001)	91

Non-Agency RMBS	—	—	—	500	—	1	500	—	1
Non-Agency RMBS Interest-Only Strips	957	(7)	2	—	—	—	957	(7)	2
Non-Agency CMBS	65,339	(712)	7	19,323	(1,933)	3	84,662	(2,645)	10
Subtotal Non-Agency	66,296	(719)	9	19,823	(1,933)	4	86,119	(2,652)	13

Other securities	15,208	(390)	2	—	—	—	15,208	(390)	2
Total	$114,194	$(1,540)	21	$903,289	$(31,503)	85	$1,017,483	$(33,043)	106

At December 31, 2019 and December 31, 2018, the Company did not intend to sell any of its MBS and other securities that were in an unrealized loss position, and it is “more likely than not” that the Company will not be required to sell these MBS and other securities before recovery of their amortized cost basis, which may be at their maturity date.
Generally, the Company records Other Than Temporary Impairment ("OTTI") when the credit quality of the underlying collateral deteriorates, and or the scheduled payments are faster than previously projected. The credit deterioration could be as a result of, but not limited to, increased projected realized losses, foreclosures, delinquencies and the likelihood of the borrower being able to make payments in the future. Generally, a prepayment occurs when a loan has a higher interest rate relative to current interest rates and lenders are willing to extend credit at the lower current interest rate or the underlying collateral for the loan is sold or transferred. Refer to Note 2 "Summary of Significant Accounting Policies - Mortgage-Backed Securities and Other Securities."
The following table presents the OTTI the Company recorded on its securities portfolio (dollars in thousands):

	For the year ended December 31, 2019	For the year ended December 31, 2018	For the year ended December 31, 2017
Agency RMBS(1)	$74	$807	$5,774
Non-Agency RMBS	1,331	996	—
Non-Agency CMBS	6,565	8,660	15,117
Other securities	604	717	1,982
Total	$8,574	$11,180	$22,873

(1)
Other-than-temporary impairment on Agency RMBS includes impairments on Agency RMBS IOs and unrealized loss on Agency RMBS securities that the Company had the intent to sell at the end of the period, if applicable.

The following table presents components of interest income on the Company's MBS and other securities for the three years ended December 31, 2019, December 31, 2018 and December 31, 2017, respectively (dollars in thousands):

	For the year ended December 31, 2019			For the year ended December 31, 2018			For the year ended December 31, 2017
	Coupon Interest	Net (Premium Amortization/ Amortization Basis) Discount Amortization	Interest Income	Coupon Interest	Net (Premium Amortization/ Amortization Basis) Discount Amortization	Interest Income	Coupon Interest	Net (Premium Amortization/ Amortization Basis) Discount Amortization	Interest Income
Agency CMBS	$51,286	$(2,327)	$48,959	$60,148	$(646)	$59,502	$40,064	$507	$40,571
Agency RMBS	12,181	(3,053)	9,128	19,507	(5,092)	14,415	38,108	(13,058)	25,050
Non-Agency RMBS	4,682	(2,214)	2,468	7,120	(1,073)	6,047	5,602	525	6,127
Non-Agency CMBS	14,178	4,017	18,195	20,058	6,366	26,424	19,179	8,276	27,455
Other securities	11,633	(6,472)	5,161	14,805	(6,371)	8,434	8,280	1,559	9,839
Total	$93,960	$(10,049)	$83,911	$121,638	$(6,816)	$114,822	$111,233	$(2,191)	$109,042

The following tables present the sales and realized gains (losses) of the Company's MBS and other securities for the three years ended December 31, 2019, December 31, 2018 and December 31, 2017, respectively (dollars in thousands):

	For the year ended December 31, 2019
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Agency CMBS	$891,072	$32,793	$(4,190)	$28,603
Agency RMBS	205,310	1,559	—	1,559
Non-Agency CMBS	40,235	317	(1,624)	(1,307)
Total	$1,136,617	$34,669	$(5,814)	$28,855

	For the year ended December 31, 2018
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Agency CMBS	$1,534,967	$—	$(51,045)	$(51,045)
Agency RMBS	589,854	18	(23,997)	(23,979)
Non-Agency RMBS	99,842	7,008	(478)	6,530
Non-Agency CMBS	140,292	3,086	(6,201)	(3,115)
Other securities	65,099	8,400	—	8,400
Total	$2,430,054	$18,512	$(81,721)	$(63,209)

	For the year ended December 31, 2017
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Agency RMBS(1)	$1,251,985	$5,020	$(7,936)	$(2,916)
Non-Agency RMBS(2)	243,838	24,356	(2,241)	22,115
Non-Agency CMBS	54,875	2,543	(1,803)	740
Other securities	38,447	713	(54)	659
Total	$1,589,145	$32,632	$(12,034)	$20,598

(1)	Excludes proceeds for Agency RMBS Interest-Only Strips, accounted for as derivatives, of approximately $2.6 million and gross realized gains of approximately $432 thousand.

(2)
Excludes proceeds for Non-Agency RMBS Interest-Only Strips, accounted for as derivatives, of approximately $2.2 million, gross realized gains of $274 thousand and gross realized losses of $180 thousand.

Unconsolidated CMBS VIEs
The Company’s economic interests held in unconsolidated CMBS VIEs are limited in nature to those of a passive holder of CMBS issued by securitization trusts; the Company was not involved in the design or creation of the securitization trusts. The Company evaluates its CMBS holdings for potential consolidation of the securitized trust, in which it owns the most subordinate tranche or a portion of the controlling class. As of December 31, 2019 and December 31, 2018, the Company held ten and seven variable interests in unconsolidated CMBS VIEs, respectively, in which it either owned the most subordinate class or a portion of the controlling class. The Company determined it was not the primary beneficiary and accordingly, the CMBS VIEs were not consolidated in the Company’s consolidated financial statements. As of December 31, 2019 and December 31, 2018, the Company’s maximum exposure to loss from these variable interests did not exceed the carrying value of these investments of $117.7 million and $118.4 million, respectively. These investments are classified in "Non-Agency mortgage-backed securities, at fair value" in the Company’s Consolidated Balance Sheets. Further, as of December 31, 2019 and December 31, 2018, the Company did not guarantee any obligations of unconsolidated entities or enter into any commitment or intent to provide funding to any such entities.
Note 5—Residential Whole Loans and Bridge Loans
Residential Whole-Loan Trust
The consolidated financial statements include the consolidation of Revolving Mortgage Investment Trust 2015-1QR2 ("RMI 2015 Trust") since it met the definition of a VIE and the Company determined that it was the primary beneficiary of the trust because it was involved in the design of the trust, has oversight rights on defaulted assets and has other significant decision making powers. In addition, the Company has the obligation to absorb losses to the extent of its ownership interest and the right to receive benefits from the trust that could potentially be significant to the trust.  RMI 2015 Trust has issued a trust certificate that is wholly-owned by the Company and represents the entire beneficial interest in pools of Non-QM Residential Whole Loans held by the trust. As of December 31, 2019 and December 31, 2018, the Company financed the trust certificate with $209.9 million and $618.7 million, respectively, on long-term financing facilities which automatically roll until such time as they are terminated or until certain conditions of default. The financing liability is held outside the trust. The Company classifies the underlying Residential Whole Loans owned by the trust in "Residential Whole Loans, at fair value" in the Consolidated Balance Sheets and has eliminated the intercompany trust certificate in consolidation.

In August 2018, the Company formed Revolving Mortgage Investment Trust 2018-RCR ("RCR Trust") to acquire Conforming Residential Whole Loans. The Company determined that RCR Trust was a VIE and that the Company was the primary beneficiary of the trust because it was involved in the design of the trust, has oversight rights on defaulted assets and has other significant decision making powers. In addition, the Company has the obligation to absorb losses to the extent of its ownership interest and the right to receive benefits from the trust that could potentially be significant to the trust. As of December 31, 2019, and December 31, 2018, the Company financed the trust certificate with $164.3 million and $250.4 million, respectively, of repurchase agreements, which is a liability held outside the trust. The Company classifies the underlying conforming mortgages owned by the trust in "Residential Whole Loans, at fair value" in the Consolidated Balance Sheets. The Company has eliminated the intercompany trust certificate in consolidation.

In September 2018, the Company formed Revolving Mortgage Investment Trust 2018-RNR ("RNR Trust") to acquire Non-QM Residential Whole Loans. The Company determined that RNR Trust was a VIE and that the Company was the primary beneficiary because it was involved in the design of the trust, has oversight rights on defaulted assets and has other significant decision making powers. In addition, the Company has the obligation to absorb losses to the extent of its ownership interest and the right to receive benefits from the trust that could potentially be significant to the trust. As of December 31, 2019 and December 31, 2018, the Company's trust certificate was financed with $8.1 million and $15.1 million, respectively, of repurchase agreements, which is a liability held outside the trust. The Company classifies the underlying Non-QM Residential Whole Loans in "Residential Whole Loans, at fair value" in the Consolidated Balance Sheets. The Company has eliminated the intercompany trust certificate in consolidation.

In May 2019, the Company completed a residential mortgage-backed securitization comprised of a portion of its Residential Whole Loan portfolio. During the securitization, RMI 2015 Trust and RNR Trust collectively transferred $945.5 million of Non-QM Residential Whole Loans, to a wholly-owned subsidiary of the Company, Arroyo Mortgage Trust 2019-2 ("Arroyo Trust"). The Company issued $919.0 million of mortgage-backed notes and retained all the subordinate and residual debt securities ("Owner Certificates"), which includes the required the 5% eligible risk retention. Refer to Note 7 - "Financings" for details on the associated securitized debt. The Company determined that Arroyo Trust was a VIE and that the Company was also the primary beneficiary because the Manager was involved in the design of the trust and the Company has significant decision making powers. In addition, the Company has the obligation to absorb losses to the extent of its ownership interest and the right to receive benefits from the Arroyo Trust that could potentially be significant to the trust. The Company classifies the underlying Non-QM Residential Whole Loans in "Residential Whole Loans, at fair value" in the Consolidated Balance Sheets. The Company has eliminated the intercompany Owner Certificates in consolidation.

In November 2019, the Company formed Revolving Mortgage Investment Trust 2019-RBR ("RBR Trust") to acquire Non-QM Residential Whole Loans. The Company determined that RBR Trust was a VIE and that the Company was the primary beneficiary because it was involved in the design of the trust, has oversight rights on defaulted assets and has other significant decision making powers. In addition, the Company has the obligation to absorb losses to the extent of its ownership interest and the right to receive benefits from the trust that could potentially be significant to the trust. As of December 31, 2019, the Company's trust certificate was financed with $91.7 million of repurchase agreements, which is a liability held outside the trust. The Company classifies the underlying Non-QM Residential Whole Loans in "Residential Whole Loans, at fair value" in the Consolidated Balance Sheets. The Company has eliminated the intercompany trust certificate in consolidation.

Residential Bridge Loan Trust

In February 2017, the Company formed Revolving Mortgage Investment Trust 2017-BRQ1 ("RMI 2017 Trust") and acquired the trust certificate, which represents the entire beneficial interest in pools of Residential Bridge Loans and certain Residential Whole Loans held by the trust. Residential Bridge Loans are mortgage loans secured by residences, typically short-term. The Company determined that RMI Trust was a VIE and that the Company was the primary beneficiary because it was involved in the design of the trust, has oversight rights on defaulted assets and has other significant decision making powers. In addition, the Company has the obligation to absorb losses to the extent of its ownership interest and the right to receive benefits from the trust that could potentially be significant to the trust. As of December 31, 2019 and December 31, 2018, the Company financed the trust certificate with $32.1 million and $207.5 million, respectively, of repurchase agreement borrowings, which is a liability held outside the trust. The Company classifies both the underlying Residential Bridge Loans carried at amortized cost and the Residential Bridge Loans that it elected the fair value option in "Residential Bridge Loans" and the Residential Whole Loans in "Residential Whole Loans, at fair value" in the Consolidated Balance Sheets. The Company has eliminated the intercompany trust certificate in consolidation.

Consolidated Residential Whole-Loan and Residential Bridge Loan Trusts

The Company assesses modifications to VIEs on an ongoing basis to determine if a significant reconsideration event has occurred that would change the Company’s initial consolidation assessment.  The five consolidated Residential Whole-Loan trusts collectively hold 3,520 Residential Whole Loans and the consolidated Bridge Loan Trust holds 68 Residential Bridge Loans and 9 Residential Whole Loans as of December 31, 2019.

The following table presents a summary of the assets and liabilities of the consolidated residential whole-loan trusts and residential bridge loan trust included in the Consolidated Balance Sheets as of December 31, 2019 and December 31, 2018 (dollars in thousands):

	December 31, 2019	December 31, 2018
Cash and cash equivalents	$1,811	$674
Residential Whole-Loans, at fair value ($1,375,860 and $1,041,885 pledged as collateral, at fair value, respectively)	1,375,860	1,041,885
Residential Bridge Loans ($31,748 and $211,766 at fair value and $34,897 and $221,486 pledged as collateral, respectively)	34,897	221,486
Commercial loan, at fair value	—	30,000
Investment related receivable	19,138	42,945
Interest receivable	7,840	11,807
Other assets	90	178
Total assets	$1,439,636	$1,348,975
Securitized debt, net	$795,811	$—
Interest payable	2,367	—
Accounts payable and accrued expenses	173	677
Other liabilities	—	225
Total liabilities	$798,351	$902

The Company's risk with respect to its investment in each residential loan trust is limited to its direct ownership in the trust. The Residential Whole Loans, Residential Bridge Loans and Commercial Loan held by the consolidated trusts are held solely to satisfy the liabilities of the trust, and creditors of the trust have no recourse to the general credit of the Company. The Company is not contractually required and has not provided any additional financial support to the trusts for the years ended December 31, 2019 and December 31, 2018.
The following table presents the components of the carrying value of Residential Whole Loans and Residential Bridge Loans as of December 31, 2019 and December 31, 2018 (dollars in thousands):

	Residential Whole Loans, at Fair Value		Residential Bridge Loans, at Fair Value(1)		Residential Bridge Loans, at Amortized Cost(1)
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Principal balance	$1,325,443	$1,023,524	$34,041	$212,491	$3,155	$9,766
Unamortized premium	28,588	17,629	79	1,164	6	16
Unamortized discount	(2,839)	(3,145)	(13)	(316)	(11)	(62)
Amortized cost	1,351,192	1,038,008	34,107	213,339	3,150	9,720
Gross unrealized gains	26,363	7,573	10	212	N/A	N/A
Gross unrealized losses	(1,695)	(3,696)	(848)	(1,552)	N/A	N/A
Fair value	$1,375,860	$1,041,885	$33,269	$211,999	N/A	N/A

(1) These loans are classified in "Residential Bridge Loans" in the Consolidated Balance Sheets
Residential Whole Loans

The Residential Whole Loans have low LTV's and are comprised of 2,908 Non-QM adjustable rate mortgages, 612 conforming fixed rate mortgages and nine investor fixed rate mortgages. The following tables present certain information about the Company's Residential Whole Loan investment portfolio at December 31, 2019 and December 31, 2018 (dollars in thousands):

December 31, 2019
			Weighted Average
Current Coupon Rate	Number of Loans	Principal Balance	Original LTV	Original FICO Score(1)	Expected Life (years) (2)	Contractual Maturity (years)	Coupon Rate
3.01 - 4.00%	53	$17,284	61.7%	736	2.4	28.0	3.9%
4.01 - 5.00%	1,689	557,144	61.4%	744	2.8	28.5	4.8%
5.01 - 6.00%	1,682	713,397	62.0%	736	3.0	28.3	5.4%
6.01 - 7.00%	103	37,102	54.1%	727	3.8	25.3	6.2%
7.01 - 8.00%	2	516	73.2%	753	4.7	28.6	7.1%
Total	3,529	$1,325,443	61.5%	739	3.0	28.3	5.2%

(1)
The original FICO score is not available for 286 loans with a principal balance of approximately $94.6 million at December 31, 2019. The Company has excluded these loans from the weighted average computations.

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

The following table presents the various states across the United States in which the collateral securing the Company's Residential Whole Loans at December 31, 2019 and December 31, 2018, based on principal balance, is located (dollars in thousands):

	December 31, 2019			December 31, 2018
State	Concentration	Principal Balance	State	Concentration	Principal Balance
California	66.1%	$875,738	California	67.1%	$686,275
New York	16.2%	214,141	New York	17.1%	175,390
Georgia	3.4%	45,189	Georgia	2.6%	26,918
Florida	2.8%	36,641	Massachusetts	2.1%	21,197
New Jersey	2.3%	30,450	Florida	1.9%	19,942
Other	9.2%	123,284	Other	9.2%	93,802
Total	100.0%	$1,325,443	Total	100.0%	$1,023,524

Residential Bridge Loans

The Residential Bridge Loans are comprised of short-term non-owner occupied fixed rate loans secured by single or multi-unit residential properties, with LTVs generally not to exceed 85%. The following tables present certain information about the Company’s Residential Bridge Loan investment portfolio at December 31, 2019 and December 31, 2018 (dollars in thousands):

December 31, 2019
			Weighted Average
Current Coupon Rate	Number of Loans	Principal Balance	Original LTV	Contractual Maturity (months)(1)	Coupon Rate
7.01 – 9.00%	36	$22,409	70.2%	5.8	8.4%
9.01 – 11.00%	28	9,972	74.0%	5.6	10.1%
11.01 - 13.00%	9	2,741	63.1%	2.0	11.7%
13.01 - 15.00%	1	1,125	75.0%	0.0	13.5%
17.01 – 19.00%	2	949	75.0%	0.0	18.0%
Total	76	$37,196	71.0%	5.6	9.5%

December 31, 2018
			Weighted Average
Current Coupon Rate	Number of Loans	Principal Balance	Original LTV	Contractual Maturity (months)(1)	Coupon Rate
5.01 - 7.00%	8	$3,169	60.4%	1.1	6.7%
7.01 – 9.00%	275	140,675	72.6%	5.9	8.3%
9.01 – 11.00%	186	63,954	73.8%	4.4	9.9%
11.01 – 13.00%	39	11,017	71.3%	4.6	11.8%
13.01 – 15.00%	1	88	65.0%	4.0	14.0%
17.01 - 19.00%	11	3,354	73.7%	2.3	18.0%
Total	520	$222,257	72.7%	5.3	9.1%

(1) Non-performing loans that are past their maturity date are excluded from the calculation of the weighted average contractual maturity.

The following table presents the various states across the United States in which the collateral securing the Company’s Residential Bridge Loans at December 31, 2019 and December 31, 2018, based on principal balance, is located (dollars in thousands):

December 31, 2019			December 31, 2018
State	Concentration	Principal Balance	State	Concentration	Principal Balance
California	50.4%	$18,763	California	53.9%	$119,761
Washington	13.1%	4,863	New York	9.5%	21,160
New York	12.1%	4,518	Washington	6.6%	14,711
Florida	8.9%	3,296	Florida	5.7%	12,672
New Jersey	3.8%	1,424	New Jersey	4.7%	10,419
Other	11.7%	4,332	Other	19.6%	43,534
Total	100.0%	$37,196	Total	100.0%	$222,257

Non-performing Loans

The following table presents the aging of the Residential Whole Loans and Bridge Loans as of December 31, 2019 (dollars in thousands):

	Residential Whole Loans			Bridge Loans
	No of Loans	Principal	Fair Value	No of Loans	Principal	Fair Value (1)
Current	3467	$1,300,238	$1,350,590	41	$23,353	$23,329
1-30 days delinquent	41	13,537	14,012	2	303	306
31-60 days delinquent	5	1,338	1,334	4	1,147	1,135
61-90 days delinquent	4	3,205	3,224	2	285	280
90+ days delinquent	12	7,125	6,700	27	12,108	11,369
Total	3,529	$1,325,443	$1,375,860	76	$37,196	$36,419

(1) Includes $3.1 million loans carried at amortize cost.

Residential Whole Loans

As of December 31, 2019, there were 12 Residential Whole Loans carried at fair value in non-accrual status with an unpaid principal balance of approximately $7.1 million and a fair value of approximately $6.7 million. These nonperforming loans represent approximately 0.5% of the total outstanding principal balance. No allowance or provision for credit losses was recorded as of and for the year ended December 31, 2019 since the valuation adjustment, if any, would be reflected in the fair value of these loans. The Company stopped accruing interest income for these loans when they became contractually 90 days delinquent. As of December 31, 2018, there were no Residential Whole-Loans in non-accrual status.

Residential Bridge Loans

As of December 31, 2019, there were 27 Residential Bridge Loans carried at fair value in non-accrual status with an unpaid principal balance of approximately $12.1 million and a fair value of $11.4 million. These nonperforming loans represent approximately 32.6% of the total outstanding Bridge Loans principal balance of $37.2 million. These loans are collateral dependent with a weighted average original LTV of 72.1%.

As of December 31, 2018, there were 3 Residential Bridge Loans carried at amortized cost in non-accrual status with an unpaid principal balance of approximately $1.1 million and 9 Residential Bridge Loans carried at fair value in non-accrual status with an unpaid principal balance of $4.0 million and a fair value of $3.8 million. These nonperforming loans represented approximately 2.3% of the total outstanding Bridge Loans principal balance of $222.3 million. These loans are collateral dependent with a weighted average original LTV of 70.0%.

The Company concluded that an allowance for loan loss was not necessary for loans carried at amortized costs as of and for the years ended December 31, 2019 and December 31, 2018 since the fair value of the collateral balance less the cost to sell was in excess of the outstanding principal and interest balances. For loans carried at fair value no loan loss was recorded as of and for the years ended December 31, 2019 and December 31, 2018 since the valuation adjustment, if any, would be reflected in the fair value of these loans. The Company stopped accruing interest income for these loans when they became contractually 90 days delinquent.

As of December 31, 2019, the Company had real estate owned ("REO") with an aggregate carrying value of $3.3 million related to foreclosed Bridge Loans. The REO properties are held for sale and accordingly carried at the lower of cost or fair value less cost to sell. The REO properties are classified in "Other assets" in the Consolidated Balance Sheet.

Note 6 - Commercial Loans

Securitized Commercial Loans

Securitized commercial loans is comprised of commercial loans from consolidated third party sponsored CMBS VIE's. At December 31, 2019, the Company had variable interests in three CMBS VIEs, CMSC Trust 2015 - Longhouse MZ, RETL 2019-RVP and MRCD 2019-PRKC Mortgage Trust, that it determined it was the primary beneficiary and was required to consolidate. The commercial loans that serve as collateral for the securitized debt issued by these VIEs can only be used to settle the securitized debt. Refer to Note 7 - "Financings" for details on the associated securitized debt. The Company assesses modifications to VIEs on an ongoing basis to determine if a significant reconsideration event has occurred that would change the Company’s initial consolidation assessment.

CMSC Trust 2015 - Longhouse MZ

In November 2015, the Company acquired a $14.0 million interest in the trust certificate issued by CMSC Trust 2015 - Longhouse MZ (“CMSC Trust”), with an outstanding balance of $13.5 million and a fair value of $13.5 million at December 31, 2019. The Company determined that CMSC Trust was a VIE and that the Company was the primary beneficiary because it was involved in certain aspects of the design of the trust, has certain oversight rights on defaulted assets and has other significant decision making powers. In addition, the Company has the obligation to absorb losses to the extent of its ownership interest and the right to receive benefits from the trust that the Company believes could potentially be significant to the trust. As the primary beneficiary, the Company was required to consolidate CMSC Trust and accordingly its $13.5 million investment in CMSC Trust was eliminated in consolidation. The CMSC Trust holds a $24.0 million mezzanine loan, which bears an interest rate of 9%, collateralized by interests in commercial real estate.  The mezzanine loan serves as collateral for the $24.0 million of trust certificates issued. Refer to Note 7 - "Financings" for details on the associated securitized debt.

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

RETL 2018 was refinanced with a new securitization RETL 2019-RVP ("RETL 2019 Trust") in March 2019. The Company acquired a $65.3 million interest in the trust certificates issued by the RETL 2019 Trust, including $45.3 million which represents the 5% eligible risk retention certificate. The Company determined that RETL 2019 Trust was a VIE and that the Company was also the primary beneficiary because the Manager was involved in certain aspects of the design of the trust and the Company together with other related party entities own more than 50% of the controlling class. As the primary beneficiary, the Company consolidated RETL 2019 Trust and its investment in the trust certificates (HRR class and a portion of the C class) of RETL 2019 Trust were eliminated in the consolidation. The RETL 2019 Trust holds a commercial loan collateralized by first mortgages, deeds of trusts and interests in commercial real estate. The outstanding principal balance on this commercial loan is $674.3 million as of December 31, 2019. The loan's stated maturity date is March 15, 2021 (subject to the borrower's option to extend the initial stated maturity date for two successive one-year terms) and bears an interest rate of one month LIBOR plus 2.30%.

MRCD 2019-PRKC Mortgage Trust

In December 2019, the Company acquired a $161.4 million interest in the trust certificates issued by the MRCD 2019-PRKC Mortgage Trust ("MRCD Trust"), including $10.5 million which represents the initial controlling class (HRR class). The Company determined that MRCD Trust was a VIE and that the Company was also the primary beneficiary because the Manager was involved in certain aspects of the design of the trust and the Company owns the controlling class. As the primary beneficiary, the Company consolidated MRCD Trust and its investment in the trust certificates (HRR class and a portion of the A class) of MRCD Trust were eliminated in the consolidation. The MRCD Trust holds two commercial loans, class A and class HRR, collateralized by first mortgages, deeds of trusts and interests in commercial real estate. The outstanding principal balance on class A commercial loan is $234.5 million as of December 31, 2019 and bears an interest rate of 4.27%. The outstanding principal balance on class HRR commercial loan is $10.5 million as of December 31, 2019 and bears an interest rate of 12.02%. The loans' stated maturity date is December 9, 2024.

Commercial Loans

In January 2019, WMC CRE LLC ("CRE LLC"), a wholly-owned subsidiary of the Company, and WMC CRE Mezzanine Loan Subsidiary LCC ("CRE Mezz"), a wholly-owned subsidiary of CRE LLC, were formed for the purpose of acquiring commercial loans.

The following table presents the commercial loans held by CRE LLC and CRE Mezz as of December 31, 2019 (dollars in thousands):

Loan	Acquisition Date	Loan Type	Principal Balance	Fair Value	Original LTV	Interest Rate	Maturity Date	Extension Option	Collateral
CRE 1	March 2018	Interest-Only Mezzanine loan	$20,000	$20,000	71%	1-Month LIBOR plus 6.50%	12/9/2020	Two One-Year Extensions	Hotel
CRE 2	June 2018	Interest-Only First Mortgage	30,000	30,000	65%	1-Month LIBOR plus 4.50%	6/9/2020	One-Year Extension	Hotel
CRE 4	June 2019	Principal & Interest First Mortgage	50,000	50,000	75%	1-Month LIBOR plus 4.75%	1/11/2022	Two One-Year Extensions	Nursing Facilities
CRE 5	August 2019	Interest-Only Mezzanine loan	90,000	90,000	58%	1-Month LIBOR plus 9.25%	6/29/2021	Two-Year First Extension and One-Year Second Extension	Entertainment and Retail
CRE 6	September 2019	Interest-Only First Mortgage	40,000	40,000	63%	1-Month LIBOR plus 3.02%	8/6/2021	Two One-Year Extensions	Retail
CRE 7	December 2019	Interest-Only First Mortgage	24,535	24,535	62%	1-Month LIBOR plus 3.75%	11/6/2021	Three One-Year Extensions	Hotel
CRE 8	December 2019	Interest-Only First Mortgage	13,206	13,206	62%	1-Month LIBOR plus 3.75%	11/6/2021	Three One-Year Extensions	Hotel
CRE 9	December 2019	Interest-Only First Mortgage	7,259	7,259	62%	1-Month LIBOR plus 3.75%	11/6/2021	Three One-Year Extensions	Hotel
CRE 10	December 2019	Interest-Only First Mortgage	4,425	4,425	79%	1-Month LIBOR plus 4.85%	12/6/2022	None	Assisted Living
			$279,425	$279,425

Commercial Loan Trust

In March 2018, the Company formed the Revolving Small Balance Commercial Trust 2018-1 ("RSBC Trust") to acquire commercial real estate mortgage loans. The Company determined that the wholly-owned RSBC Trust was a VIE and that the Company was the primary beneficiary because it was involved in the design of the trust and holds significant decision making powers. In addition, the Company has the obligation to absorb losses to the extent of its ownership interest and the right to receive benefits from the trust that could potentially be significant to the trust. As of December 31, 2019, the Company financed the trust certificate with $62.7 million of repurchase agreements, which is a liability held outside the trust.

The following table presents the commercial real estate loans held by RSBC Trust as of December 31, 2019 (dollars in thousands):

Loan	Acquisition Date	Loan Type	Principal Balance	Fair Value	LTV	Interest Rate	Maturity Date	Extension Option	Collateral
SBC 1	July 2018	Interest-Only First Mortgage	$45,188	$45,188	74%	One-Month LIBOR plus 4.25% (1)	7/1/2020	Two One-Year Extensions	Nursing Facilities
SBC 4	January 2019	Interest-Only First Mortgage	13,600	13,600	84%	One-Month LIBOR plus 4.00%(2)	12/1/2021	One-Year Extension	Apartment Complex
SBC 5	January 2019	Interest-Only First Mortgage	32,000	32,000	49%	One-Month LIBOR plus 4.10%	7/1/2021	None	Nursing Facilities
			$90,788	$90,788

(1) Subject to LIBOR floor of 1.25%.
(2) Subject to LIBOR floor of 2.00%.

Consolidated Securitized Commercial Loan Trusts and Commercial Loan Trust

The Company assesses modifications to VIEs on an ongoing basis to determine if a significant reconsideration event has occurred that would change the Company’s initial consolidation assessment.  The four consolidated trusts, CMSC Trust, RETL 2019 Trust, MRCD Trust and RSBC Trust collectively hold seven commercial loans as of December 31, 2019.

The following table presents a summary of the assets and liabilities of the four consolidated trusts included in the Consolidated Balance Sheets as of December 31, 2019 and December 31, 2018 (dollars in thousands):

	December 31, 2019	December 31, 2018
Cash	$5,778	$—
Restricted cash	52,948	55,808
Securitized commercial loans, at fair value	909,040	1,013,511
Commercial Loans, at fair value	90,788	166,123
Interest receivable	2,989	3,733
Total assets	$1,061,543	$1,239,175
Securitized debt, at fair value	$681,643	$949,626
Interest payable	1,519	2,419
Accounts payable and accrued expenses	12	31
Other liabilities	52,948	55,808
Total liabilities	$736,122	$1,007,884

The Company’s risk with respect to its investment in each commercial loan trust is limited to its direct ownership in the trust. The commercial loans held by the consolidated trusts are held solely to satisfy the liabilities of the trust, and creditors of the trust have no recourse to the general credit of the Company. The assets of a consolidated trust can only be used to satisfy the obligations of that trust. The Company is not contractually required and has not provided any additional financial support to the trusts for the years ended December 31, 2019 and December 31, 2018.

The following table presents the components of the carrying value of the commercial real estate loans as of December 31, 2019 and December 31, 2018 (dollars in thousands):

	CMSC Trust Securitized Commercial Loan, at Fair Value		RETL Trust Securitized Commercial Loan, at Fair Value		MRCD Trust Commercial Loans, at Fair Value		RSBC Trust Commercial Loans, at Fair Value		Commercial Loans, at Fair Value
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Principal balance	$24,048	$24,456	$674,331	$988,609	$245,000	$—	$90,788	$166,432	$279,425	$50,000
Unamortized premium	—	—	1,836	431	—	—	—	—	—	—
Unamortized discount	—	—	—	—	(35,119)	—	(215)	(736)	(294)	(205)
Amortized cost	24,048	24,456	676,167	989,040	209,881	—	90,573	165,696	279,131	49,795
Gross unrealized gains	9	—	269	29		—	215	427	294	205
Gross unrealized losses	—	(14)	—	—	(1,334)	—	—	—	—	—
Fair value	$24,057	$24,442	$676,436	$989,069	$208,547	$—	$90,788	$166,123	$279,425	$50,000

Note 7—Financings
Repurchase Agreements
The Company primarily finances its investment acquisitions with repurchase agreements. The repurchase agreements bear interest at a contractually agreed-upon rate and typically have terms ranging from one month to three months.  The Company’s repurchase agreement borrowings are accounted for as secured borrowings when the Company maintains effective control of the financed assets.  Under the repurchase agreements, the respective counterparties retain the right to determine the fair value of the underlying collateral. A reduction in the value of pledged assets requires the Company to post additional securities as collateral, pay down borrowings or establish cash margin accounts with the counterparties in order to re-establish the agreed-upon collateral requirements, and is referred to as a margin call.  The inability of the Company to post adequate collateral for a margin call by a counterparty, in a time frame as short as the close of the same business day, could result in a condition of default under the Company’s repurchase agreements, thereby enabling the counterparty to liquidate the collateral pledged by the Company, which may have a material adverse effect on the Company’s financial position, results of operations and cash flows.  Under the terms of the repurchase agreements the Company may rehypothecate pledged U.S. Treasury securities it receives from its repurchase agreement as incremental collateral in order to increase the Company’s cash position.  At December 31, 2019 and December 31, 2018, the Company did not have any rehypothecated U.S. Treasury securities.

     Certain of the repurchase agreements provide the counterparty with the right to terminate the agreement if the Company does not maintain certain equity and leverage metrics, the most restrictive of which include a limit on leverage based on the composition of the Company’s portfolio.   For all the repurchase agreements with outstanding borrowings, the Company was in compliance with the terms of such financial tests as of December 31, 2019.
As of December 31, 2019, the Company had 34 master repurchase agreements with its counterparties and borrowings under 21 of the 34 counterparties. The following table summarizes certain characteristics of the Company's repurchase agreements at December 31, 2019 and December 31, 2018 (dollars in thousands):

	December 31, 2019			December 31, 2018
Securities Pledged	Repurchase Agreement Borrowings	Weighted Average Interest Rate on Borrowings Outstanding at end of period	Weighted Average Remaining Maturity (days)	Repurchase Agreement Borrowings	Weighted Average Interest Rate on Borrowings Outstanding at end of period	Weighted Average Remaining Maturity (days)
Short Term Borrowings:
Agency CMBS	$1,352,248	2.05%	26	$1,392,649	2.71%	40
Agency RMBS	348,274	1.99%	52	14,650	3.09%	21
Non-Agency RMBS	30,481	3.56%	9	30,922	4.06%	18
Non-Agency CMBS	190,390	3.05%	35	134,814	4.05%	48
Residential Whole Loans(1)	102,029	3.51%	27	863,356	4.08%	93
Residential Bridge Loans(1)	29,869	3.93%	28	204,754	4.50%	25
Commercial Loans(1)	62,746	4.04%	28	131,788	4.55%	26
Securitized commercial loans(1)	116,087	3.93%	49	7,543	4.30%	15
Other securities	56,762	3.23%	34	38,361	4.18%	26
Subtotal	2,288,886	2.41%	32	2,818,837	3.45%	54
Long Term Borrowings:
Residential Whole Loans (1) (2)	374,143	3.27%	898	—	—%	—
Commercial Loans (2)	161,848	3.88%	590	—	—%	—
Subtotal	535,991	3.45%	805	—	—%	—
Repurchase agreements borrowings	$2,824,877	2.61%	179	$2,818,837	3.45%	54
Less unamortized debt issuance costs	76	N/A	N/A	—	N/A	N/A
Repurchase agreements borrowings, net	$2,824,801	2.61%	179	$2,818,837	3.45%	54

(1)	Repurchase agreement borrowings on loans owned are through trust certificates. The trust certificates are eliminated in consolidation.

(2)
Certain Residential Whole Loans and Commercial Loans were financed under two new longer term repurchase agreements. The Company entered into a $700.0 million residential and $200.0 million commercial facility. These facilities automatically roll until such time as they are terminated or until certain conditions of default. The weighted average remaining maturity days was calculated using expected weighted life of the underlying collateral.

At December 31, 2019 and December 31, 2018, repurchase agreements collateralized by investments had the following remaining maturities:

(dollars in thousands)	December 31, 2019	December 31, 2018
1 to 29 days	$1,480,286	$1,867,957
30 to 59 days	552,786	144,778
60 to 89 days	255,814	555,695
Greater than or equal to 90 days	535,991	250,407
Total	$2,824,877	$2,818,837

At December 31, 2019, the following table reflects amounts of collateral at risk under its repurchase agreements greater than 10% of the Company's equity with any counterparty (dollars in thousands):

	December 31, 2019
Counterparty	Amount of Collateral at Risk, at fair value	Weighted Average Remaining Maturity (days)	Percentage of Stockholders' Equity
Credit Suisse AG, Cayman Islands Branch	$132,306	1024	23.4%
Barclays Capital Inc.	73,203	38	13.0%

Collateral for Borrowings under Repurchase Agreements
The following table summarizes the Company's collateral positions, with respect to its borrowings under repurchase agreements at December 31, 2019 and December 31, 2018 (dollars in thousands):

	December 31, 2019			December 31, 2018
	Assets Pledged	Accrued Interest	Assets Pledged and Accrued Interest	Assets Pledged	Accrued Interest	Assets Pledged and Accrued Interest
Assets pledged for borrowings under repurchase agreements:
Agency CMBS, at fair value	$1,400,230	$3,916	$1,404,146	$1,486,142	$4,262	$1,490,404
Agency RMBS, at fair value	356,687	1,336	358,023	19,837	453	20,290
Non-Agency RMBS, at fair value	45,816	414	46,230	50,555	479	51,034
Non-Agency CMBS, at fair value	246,797	951	247,748	186,552	915	187,467
Residential Whole Loans, at fair value (1)	529,495	3,704	533,199	1,041,885	8,145	1,050,030
Residential Bridge Loans(1)	34,897	471	35,368	221,486	3,528	225,014
Commercial Loans, at fair value(1)	350,213	1,855	352,068	196,123	1,067	197,190
Securitized commercial loans, at fair value(1)	171,640	674	172,314	13,688	88	13,776
Other securities, at fair value	80,031	128	80,159	59,780	147	59,927
Cash(2)	43,499	—	43,499	1,226	—	1,226
Total	$3,259,305	$13,449	$3,272,754	$3,277,274	$19,084	$3,296,358

(1)	Loans owned through trust certificates are pledged as collateral. The trust certificates are eliminated upon consolidation.

(2)	Cash posted as collateral is included in "Due from counterparties" in the Company's Consolidated Balance Sheets.
A reduction in the value of pledged assets typically results in the repurchase agreement counterparties initiating a margin call. At December 31, 2019 and December 31, 2018, investments held by counterparties as security for repurchase agreements totaled approximately $3.2 billion and approximately $3.3 billion, respectively. Cash collateral held by repurchase agreement counterparties at December 31, 2019 and December 31, 2018 was approximately $43.5 million and $1.2 million, respectively. Cash posted by repurchase agreement counterparties at December 31, 2019 and December 31, 2018, was approximately $709 thousand and $17.8 million, respectively. In addition, at December 31, 2019 and December 31, 2018, the Company held securities with a fair value of $0 and $5.2 million, respectively, received as collateral from its repurchase agreement counterparties to satisfy margin requirements. The Company has the ability to repledge collateral received from its repurchase counterparties.
Convertible Senior Unsecured Notes
At December 31, 2019, the Company had $205.0 million aggregate principal amount of 6.75% convertible senior unsecured notes outstanding through three issuances described below.

In October 2017, the Company issued $115.0 million aggregate principal amount of 6.75% convertible senior unsecured notes for net proceeds of $111.1 million. The notes mature on October 1, 2022, unless earlier converted, redeemed or repurchased by the holders pursuant to their terms, and are not redeemable by the Company except during the final three months prior to maturity.

In August 2019, the Company issued an additional $40.0 million aggregate principal amount of 6.75% convertible senior unsecured notes (the "August 2019 Reopened Notes") for net proceeds of $38.8 million after subtracting underwriting commissions and debt offering expenses. The August 2019 Reopened Notes have substantially identical terms as the existing notes issued in October 2017. The notes mature on October 1, 2022, unless earlier converted, redeemed or repurchased by the holders pursuant to their terms, and are not redeemable by us except during the final three months prior to maturity.

In December 2019, the Company issued another $50.0 million aggregate principal amount of 6.75% convertible senior unsecured notes (the "December 2019 Reopened Notes") for net proceeds of $49.2 million. The December 2019 Reopened Notes have substantially identical terms as the existing notes issued in October 2017. The notes mature on October 1, 2022, unless earlier converted, redeemed or repurchased by the holders pursuant to their terms, and are not redeemable by us except during the final three months prior to maturity.

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

Securitized Debt

CMSC Trust 2015 - Longhouse MZ

CMSC Trust issued $25.0 million in commercial pass-through certificates. The outstanding principal balance of the trust certificates was $24.0 million at December 31, 2019, with a fair value of $24.1 million. The trust certificates bear a fixed interest rate of 8.9% and mature on June 6, 2020. The Company has chosen to make the fair value election pursuant to ASC 825 for the debt and accordingly the periodic change in fair value are recorded in current period earnings in the Consolidated Statements of Operations as a component of "Unrealized gain (loss), net."

The Company owns $13.5 million of the trust certificates which was eliminated in consolidation and the remaining $10.6 million is held by related parties and is carried at a fair value of $10.6 million and recorded in "Securitized debt, net" in the consolidated balance sheets. The securitized debt of the CMSC Trust can only be settled with the commercial loan, with an outstanding principal balance of $24.0 million at December 31, 2019, that serves as collateral for the securitized debt and is non-recourse to the Company.

RETL 2019 Trust

The following table summarizes RETL 2019 Trust's commercial mortgage pass-through certificates at December 31, 2019 (dollars in thousands):

Classes	Principal Balance	Coupon	Fair Value	Contractual Maturity
Class A	$219,431	2.9%	$219,567	3/15/2021
Class B	101,200	3.3%	101,326	3/15/2021
Class C	308,400	3.8%	309,171	3/15/2021
Class HRR	45,300	10.2%	45,314	3/15/2021
Class X-CP(1)	N/A	1.2%	1,026	4/15/2020
Class X-EXT(1)	N/A	—%	31	3/15/2021
	$674,331		$676,435

(1) Class X-CP and Class X-EXT are interest-only classes with an initial notional balance of $308.4 million each.

The Company acquired $30.6 million of the class C certificates and the entire class of HRR certificates principal, which are eliminated in consolidation and the remaining RETL debt with a fair value of $600.5 million is recorded in "Securitized debt, net" in the consolidated balance sheets. Of the remaining outstanding principal balance of $598.5 million, excluding the interest-only debt securities, $60.6 million is owned by related parties and $537.9 million is owned by third parties. The securitized debt of the RETL 2019 Trust can only be settled with the commercial loan, with an outstanding principal balance of approximately $674.3 million at December 31, 2019, that serves as collateral for the securitized debt and is non-recourse to the Company. The Company has chosen to make the fair value election pursuant to ASC 825 for the debt and accordingly the periodic change in fair value are recorded in current period earnings in the Consolidated Statements of Operations as a component of "Unrealized gain (loss), net."

 Arroyo Trust

In May 2019, the Company completed a residential mortgage-backed securitization comprised of $945.5 million of Non-QM Residential Whole Loans, issuing $919.0 million of mortgage-backed notes. The Company did not elect the fair value option for these notes and accordingly they are recorded at their principal balance less unamortized deferred financing costs and classified in "Securitized debt, net" in the Consolidated Balance Sheets. The following table summarizes the issued Arroyo Trust's residential mortgage pass-through certificates at December 31, 2019 (dollars in thousands):

Classes	Principal Balance	Coupon	Carrying Value	Contractual Maturity
Offered Notes:
Class A-1	$681,668	3.3%	$681,666	4/25/2049
Class A-2	36,525	3.5%	36,524	4/25/2049
Class A-3	57,866	3.8%	57,864	4/25/2049
Class M-1	25,055	4.8%	25,055	4/25/2049
Subtotal	$801,114		$801,109
Less: Unamortized Deferred Financing Costs	N/A		5,298
Total	$801,114		$795,811

The Company retained the non-offered securities in the securitization, which include the class B, Class A-IO-S and Class XS certificates. These non-offered securities are eliminated in the consolidation. The securitized debt of the Arroyo Trust can only be settled with the residential loans that serve as collateral for the securitized debt and is non-recourse to the Company. At December 31, 2019, Residential Whole Loans, with an outstanding principal balance of approximately $814.0 million, serve as collateral for the Arroyo Trust's securitized debt. The Company may redeem the offered notes on or after the earlier of (i) the three-year anniversary of the closing date or ii) the date on which the aggregate collateral balance is 20% of the original principal balance. The notes are redeemable at their face value plus accrued interest.

MRCD Trust

The following table summarizes MRCD Trust's commercial mortgage pass-through certificates at December 31, 2019 (dollars in thousands):

Classes	Principal Balance	Coupon	Fair Value	Contractual Maturity
Class A	$234,500	4.3%	$198,104	12/9/2024
Class HRR	10,500	12.0%	10,443	12/9/2024
	$245,000		$208,547

The Company acquired $150.9 million of the class A certificates and the entire class of HRR certificates principal, which are eliminated in consolidation and the remaining MRCD debt with a fair value of $70.6 million is recorded in "Securitized debt, net" in the consolidated balance sheets. The remaining outstanding principal balance of $83.6 million is owned by related parties. The securitized debt of the MRCD Trust can only be settled with the commercial loan, with an outstanding principal balance of approximately $245.0 million at December 31, 2019, that serves as collateral for the securitized debt and is non-recourse to the Company. The Company has chosen to make the fair value election pursuant to ASC 825 for the debt and accordingly the periodic change in fair value are recorded in current period earnings in the Consolidated Statements of Operations as a component of "Unrealized gain (loss), net."

Note 8—Derivative Instruments
The Company's derivatives may include interest rate swaps, options, futures contracts, TBAs, Agency and Non-Agency Interest-Only Strips that are classified as derivatives, credit default swaps and total return swaps.
The following table summarizes the Company's derivative instruments at December 31, 2019 and December 31, 2018 (dollars in thousands):

			December 31, 2019		December 31, 2018
Derivative Instrument	Accounting Designation	Consolidated Balance Sheets Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate swaps, asset	Non-Hedge	Derivative assets, at fair value	$2,701,000	$3,017	$1,128,400	$2,057
Credit default swaps, asset	Non-Hedge	Derivative assets, at fair value	60,100	948	50,000	549
TBA securities, asset	Non-Hedge	Derivative assets, at fair value	1,000,000	1,146	—	—
Total derivative instruments, assets				5,111		2,606
Interest rate swaps, liability	Non-Hedge	Derivative liability, at fair value	1,255,000	(501)	2,727,800	(5,473)
Futures contracts, liability	Non-Hedge	Derivative liability, at fair value	—	—	300,400	(4,657)
Credit default swaps, liability	Non-Hedge	Derivative liability, at fair value	90,900	(3,795)	—	—
TBA securities, liability	Non-Hedge	Derivative liability, at fair value	1,000,000	(2,074)	—	—
Total derivative instruments, liabilities				(6,370)		(10,130)
Total derivative instruments, net				$(1,259)		$(7,524)
The following tables summarize the effects of the Company's derivative positions, including Interest-Only Strips characterized as derivatives and TBAs, which are reported in "Gain (loss) on derivative instruments, net" in the Consolidated Statements of Operations for the years ended December 31, 2019, December 31, 2018 and December 31, 2017 (dollars in thousands):

	Realized Gain (Loss), net
Description	Other Settlements / Expirations	Variation Margin Settlement	Return (Recovery) of Basis	Mark-to-Market	Contractual interest income (expense), net	Total
Year ended December 31, 2019
Interest rate swaps	$(4,978)	$(108,169)	$5,769	$5,140	$3,732	$(98,506)
Interest rate swaptions	(332)	—	—	—	—	(332)
Interest-Only Strips—accounted for as derivatives	—	—	(2,688)	(508)	3,277	81
Options	1,378	—	—	—	—	1,378
Futures contracts	(12,862)	—	—	4,657	—	(8,205)
Credit default swaps	(178)	—	—	1,029	—	851
TBAs	1,934	—	—	(928)	—	1,006
Total	$(15,038)	$(108,169)	$3,081	$9,390	$7,009	$(103,727)

Year ended December 31, 2018
Interest rate swaps	$163	$76,979	$2,465	$(5,147)	$3,693	$78,153
Interest-Only Strips—accounted for as derivatives	—	—	(3,661)	(655)	4,511	195
Options	(871)	—	—	300	—	(571)
Futures contracts	6,112	—	—	(5,285)	—	827
Credit default swaps	(241)	—	—	396	—	155
TBAs	(800)	—	—	10	—	(790)
Total	$4,363	$76,979	$(1,196)	$(10,381)	$8,204	$77,969

Year ended December 31, 2017
Interest rate swaps	$(150,607)	$20,258	$524	$148,947	$(14,606)	$4,516
Interest rate swaptions	(115)	—	—	—	—	(115)
Interest-Only Strips—accounted for as derivatives	526	—	(5,995)	(902)	7,438	1,067
Options	(1,453)	—	—	(300)	—	(1,753)
Futures contracts	(9,130)	—	—	3,044	—	(6,086)
Foreign currency forwards	32	—	—	35	—	67
Total return swap	(552)	—	—	1,673	469	1,590
Credit default swaps	(11)	—	(22)	—	—	(33)
TBAs	4,049	—	—	(10)	—	4,039
Total	$(157,261)	$20,258	$(5,471)	$152,465	$(6,699)	$3,292

At December 31, 2019 and December 31, 2018, the Company had cash pledged as collateral for its derivatives which represents upfront cash collateral upon the Company entering into an interest rate swap transaction and cash collateral for other derivatives of approximately $55.4 million and approximately $38.0 million respectively, which is reported in "Due from counterparties" in the Consolidated Balance Sheets.
Interest rate swaps and interest rate swaptions
The Company enters into interest rate swaps and interest rate swaptions to mitigate its exposure to higher short-term interest rates in connection with its repurchase agreements. Interest rate swaps generally involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the interest rate swap without exchange of the underlying notional amount. Notwithstanding the foregoing, in order to manage its hedge position with regard to its liabilities, the Company on occasion will enter into interest rate swaps which involve the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the interest rate swap without exchange of the underlying notional amount. The Company also enters into forward starting swaps and interest rate swaptions to help mitigate the effects of changes in interest rates on a portion of its borrowings under repurchase agreements. Interest rate swaptions provide the Company the option to enter into an interest rate swap agreement for a predetermined notional amount, stated term and pay and receive interest rates in the future. The Company generally enters into MAC (Market Agreed Coupon) interest rate swaps in which it may receive or make a payment at the time of entering such interest rate swap to compensate for the out of the market nature of such interest rate swap. At December 31, 2019, the Company had made upfront cash collateral payments of $52.6 million, which is classified in "Due from counterparties" in the Consolidated Balance Sheets. Similar to all other interest rate swaps, these interest rate swaps are also subject to margin requirements as previously described.
The Company has not elected to account for its interest rate swaps as "hedges" under GAAP, accordingly the change in fair value of the interest rate swaps not designated in hedging relationships are recorded together with periodic net interest settlement amounts in "Gain (loss) on derivatives instruments, net" in the Consolidated Statements of Operations.
Interest Rate Swaps
The following tables provide additional information on our fixed pay interest rate swaps and the variable pay interest rate swap as of December 31, 2019 and December 31, 2018 (dollars in thousands):

	December 31, 2019
Fixed Pay Interest Rate Swap Remaining Term	Notional Amount	Average Fixed Pay Rate	Average Floating Receive Rate	Average Maturity (Years)
1 year or less	$200,000	1.8%	1.9%	0.4
Greater than 3 years and less than 5 years	622,400	2.6%	1.9%	4.1
Greater than 5 years	1,728,600	2.1%	2.0%	8.9
Total	$2,551,000	2.2%	2.0%	7.1

	December 31, 2019
Variable Pay Interest Rate Swap Remaining Term	Notional Amount	Average Variable Pay Rate	Average Fixed Receive Rate	Average Maturity (Years)
Greater than 1 years and less than 3 years	$810,000	2.0%	2.0%	1.6
Greater than 3 years and less than 5 years	550,000	1.9%	1.6%	5
Greater than 5 years	45,000	1.9%	2.3%	19.5
Total	$1,405,000	2.0%	1.9%	3.5

	December 31, 2018
Fixed Pay Interest Rate Swap Remaining Term	Notional Amount	Average Fixed Pay Rate	Average Floating Receive Rate	Average Maturity (Years)
1 year or less	$400,000	1.5%	2.8%	0.5
Greater than 1 year and less than 3 years	200,000	1.8%	2.6%	1.4
Greater than 3 years and less than 5 years	1,104,700	2.3%	2.5%	3.8
Greater than 5 years	1,423,100	2.5%	2.5%	9.9
Total	$3,127,800	2.3%	2.6%	6.0

	December 31, 2018
Variable Pay Interest Rate Swap Remaining Term	Notional Amount	Average Variable Pay Rate	Average Fixed Receive Rate	Average Maturity (Years)
Greater than 5 years	$728,400	2.5%	2.4%	8.3
Total	$728,400	2.5%	2.4%	8.3

As of December 31, 2019 and December 31, 2018, the Company had no variable pay or fixed pay forward starting swaps.
Futures Contracts
The Company may enter into Eurodollar, Volatility Index and U.S. Treasury futures. As of December 31, 2019, the Company had no open futures contracts. As of December 31, 2018, the Company had entered into contracts to sell or short positions for U.S. Treasuries with a notional amount of $300.4 million, with a fair value in a liability position of $4.7 million and an expiration date of March 2019.
To-Be-Announced Securities
The Company purchased or sold TBAs during the years ended December 31, 2019 and December 31, 2018. There were no open TBA positions as of December 31, 2018. The following is a summary of the Company's TBA positions as of December 31, 2019, reported in "Derivative assets, at fair value" and "Derivative liability, at fair value" in the Consolidated Balance Sheets (dollars in thousands):

	December 31, 2019
	Notional Amount	Fair Value
Purchase contracts, asset	$1,000,000	$1,146
Purchase contracts, liability	(1,000,000)	(2,074)
TBA securities, net	$—	$(928)

The following tables present additional information about the Company's contracts to purchase and sell TBAs for the year ended December 31, 2019 (dollars in thousands):

	Notional Amount		Settlement, Termination,	Notional Amount
	December 31, 2018	Additions	Expiration or Exercise	December 31, 2019
Purchase of TBAs	$—	$3,200,000	$(2,200,000)	$1,000,000
Sale of TBAs	$—	$3,200,000	$(2,200,000)	$1,000,000

Interest-Only Strips
The Company also invests in Interest-Only Strips. In determining the classification of its holdings of Interest-Only Strips, the Company evaluates the securities to determine if the nature of the cash flows has been altered from that of the underlying mortgage collateral. Generally, Interest-Only Strips for which the security represents a strip off of a mortgage pass through security will be considered a hybrid instrument classified as an MBS investment in the Consolidated Balance Sheets utilizing the fair value option. Alternatively, those Interest-Only Strips, for which the underlying mortgage collateral has been included into a structured security that alters the cash flows from the underlying mortgage collateral, are accounted for as derivatives at fair value with changes recognized in "Gain (loss) on derivative instruments, net" in the Consolidated Statements of Operations, along with any interest received. The carrying value of these Interest-Only Strips is included in "Agency mortgage-backed securities, at fair value" in the Consolidated Balance Sheets.
Credit Default Swaps

In 2019, the Company entered into credit default swaps and, in the future, may continue to enter into these types of credit derivatives. Under these instruments, the buyer makes a monthly premium payment over the term of the contract in exchange for the seller making a payment for losses of the reference securities, upon the occurrence of a specified credit event.

Note 9—Offsetting Assets and Liabilities
The following tables present information about certain assets and liabilities that are subject to master netting agreements (or similar agreements) and can potentially be offset in the Company's Consolidated Balance Sheets at December 31, 2019 and December 31, 2018 (dollars in thousands):

	December 31, 2019
	Gross Amounts	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
Description				Financial Instruments(1)	Cash Collateral(1)	Net Amount
Derivative Assets
Agency and Non-Agency Interest-Only Strips, accounted for as derivatives included in MBS	$8,665	$—	$8,665	$(8,665)	$—	$—
Derivative asset, at fair value(2)	5,111	—	5,111	(2,576)	—	2,535
Total derivative assets	$13,776	$—	$13,776	$(11,241)	$—	$2,535

Derivative Liabilities and Repurchase Agreements
Derivative liability, at fair value(2)(3)	$6,370	$—	$6,370	$(2,576)	$(2,819)	$975
Repurchase Agreements(4)	2,824,801	—	2,824,801	(2,824,801)	—	—
Total derivative liability	$2,831,171	$—	$2,831,171	$(2,827,377)	$(2,819)	$975

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

(2)	Derivative asset, at fair value and Derivative liability, at fair value includes interest rate swaps, credit default swaps and futures contracts.

(3)	Cash collateral pledged against the Company's derivative counterparties was approximately $55.4 million as of December 31, 2019.

(4)	The carrying value of investments pledged against the Company's repurchase agreements was approximately $3.2 billion as of December 31, 2019.

	December 31, 2018
	Gross Amounts	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
Description				Financial Instruments(1)	Cash Collateral(1)	Net Amount
Derivative Assets
Agency and Non-Agency Interest-Only Strips, accounted for as derivatives included in MBS	$11,860	$—	$11,860	$(11,860)	$—	$—
Derivative asset, at fair value(2)	2,606	—	2,606	(2,057)	—	549
Total derivative assets	$14,466	$—	$14,466	$(13,917)	$—	$549

Derivative Liabilities and Repurchase Agreements
Derivative liability, at fair value(2)(3)	$10,130	$—	$10,130	$(2,057)	$(8,073)	$—
Repurchase Agreements(4)	2,818,837	—	2,818,837	(2,818,837)	—	—
Total derivative liability	$2,828,967	$—	$2,828,967	$(2,820,894)	$(8,073)	$—

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

(1)	Derivative asset, at fair value and Derivative liability, at fair value includes interest rate swaps, credit default swaps and futures contracts.

(2)	Cash collateral pledged against the Company's derivative counterparties was approximately $38.0 million as of December 31, 2018.

(3)	The carrying value of investments pledged against the Company's repurchase agreements was approximately $3.3 billion as of December 31, 2018.
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
In addition, the Company may be required to reimburse the Manager for certain expenses as described below, and shall reimburse the Manager for the compensation paid to the Company's chief financial officer, controller and their staff. Expense reimbursements to the Manager are made in cash on a regular basis. The Company's reimbursement obligation is not subject to any dollar limitation. Because the Manager's personnel perform certain legal, accounting, due diligence tasks and other services that outside professionals or outside consultants otherwise would perform, the Manager may be paid or reimbursed for the documented cost of performing such tasks, provided that such costs and reimbursements are in amounts which are no greater than those which would be payable to outside professionals or consultants engaged to perform such services pursuant to agreements negotiated on an arm's-length basis.
The Management Agreement may be amended, supplemented or modified by agreement between the Company and the Manager. The Management Agreement expires on May 16, 2021 It is automatically renewed for one year terms on each May 15th unless previously terminated as described below. The Company's independent directors review the Manager's performance and any fees payable to the Manager annually and, the Management Agreement may be terminated annually upon the affirmative vote of at least two-thirds (2/3) of the Company's independent directors, based upon: (i) the Manager's unsatisfactory performance that is materially detrimental to the Company; or (ii) the Company's determination that any fees payable to the Manager are not fair, subject to the Manager's right to prevent such termination due to unfair fees by accepting a reduction of management fees agreed to by at least two-thirds (2/3) of the Company's independent directors. The Company will provide the Manager 180 days prior notice of any such termination. Unless terminated for cause, the Company will pay the Manager a termination fee equal to three times the average annual management fee earned by the Manager during the prior 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination.
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
For the years ended December 31, 2019, December 31, 2018 and December 31, 2017 the Company incurred $7.4 million, $8.7 million and $8.1 million in management fees, respectively.
In addition to the management fee, the Company is also responsible for reimbursing the Manager for certain expenses paid by the Manager on behalf of the Company, as defined in the Management Agreement. For the years ended December 31, 2019, December 31, 2018 and December 31, 2017, the Company recorded expenses included in general and administrative expenses totaling approximately $1.6 million, $1.5 million and $1.4 million, respectively, related to reimbursable employee costs. Any such expenses incurred by the Manager and reimbursed by the Company, including the employee compensation expense, are typically included in the Company's general and administrative expense in the Consolidated Statements of Operations. At December 31, 2019 and December 31, 2018, approximately $2.0 million and approximately $4.2 million, respectively, for management fees incurred but not yet paid was included in "Payable to affiliate" in the Consolidated Balance Sheets. In addition, at December 31, 2019 and December 31, 2018, approximately $181 thousand and approximately $379 thousand, respectively of reimbursable costs incurred but not yet paid was included in "Payable to affiliate" in the Consolidated Balance Sheets.
Note 11—Share-Based Payments

In conjunction with the Company's IPO and concurrent private placement, the Company's Board of Directors approved the Western Asset Mortgage Capital Corporation Equity Plan (the "Equity Plan") and the Western Asset Manager Equity Plan (the "Manager Equity Plan" and collectively the "Equity Incentive Plans"). The Equity Incentive Plans include provisions for grants of restricted common stock and other equity-based awards to the Manager, its employees and employees of its affiliates and to the Company's directors, officers and employees. The Company can issue up to 3.0% of the total number of issued and outstanding shares of its common stock (on a fully diluted basis) at the time of each award (other than any shares previously issued or subject to awards made pursuant to one of the Company's Equity Incentive Plans) under these Equity Incentive Plans. Upon the completion of the Company's most recent secondary public offering, the number of shares of common stock available under the Equity Incentive Plans increased to 1,582,594. Approximately 894,289 of shares have been issued under the Equity Plans with 688,305 shares available for issuance as of December 31, 2019.
Under the Equity Plan, the Company made the following grants during the years ended December 31, 2019 and December 31, 2018:
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
During the years ended December 31, 2019, December 31, 2018 and December 31, 2017, 29,200, 84,203 and 152,630 restricted common shares vested, respectively, including shares whose issuance has been deferred under the Director Deferred Fee Plan. The Company recognized stock-based compensation expense of approximately $564 thousand, $265 thousand and $981 thousand for the years ended December 31, 2019, December 31, 2018 and December 31, 2017, respectively. In addition, the Company had unamortized compensation expense of $968 thousand and $117 thousand for equity awards at December 31, 2019 and December 31, 2018, respectively.
All restricted common shares granted, other than those whose issuance has been deferred pursuant to the Director Deferred Fee Plan, possess all incidents of ownership, including the right to receive dividends and distributions currently, and the right to vote. Dividend equivalent payments otherwise allocable to restricted common shares under the Company's Director Deferred Fee Plan are deemed to purchase additional phantom shares of the Company's common stock that are credited to each participant's deferral account. The award agreements include restrictions whereby the restricted shares cannot be sold, assigned, transferred, pledged, hypothecated or otherwise disposed of prior to the lapse of restrictions under the respective award agreement. The restrictions lapse on the unvested restricted shares awarded when vested, subject to the grantee's continuing to provide services to the Company as of the vesting date. Unvested restricted shares and rights to dividends thereon are forfeited upon termination of the grantee.
The following is a summary of restricted common stock vesting dates as of December 31, 2019 and December 31, 2018, including shares whose issuance has been deferred under the Director Deferred Fee Plan:

	December 31, 2019	December 31, 2018
Vesting Date	Shares Vesting	Shares Vesting
June 2019	—	27,476
March 2020	36,000	—
June 2020	30,592	—
March 2021	36,000	—
March 2022	36,000	—
	138,592	27,476

The following table presents information with respect to the Company's restricted stock for the years ended December 31, 2019 and December 31, 2018, including shares whose issuance has been deferred under the Director Deferred Fee Plan:

	December 31, 2019		December 31, 2018
	Shares of Restricted Stock	Weighted Average Grant Date Fair Value(1)	Shares of Restricted Stock	Weighted Average Grant Date Fair Value(1)
Outstanding at beginning of period	753,973	$16.77	725,449	$17.00
Granted(2)	140,316	10.34	28,524	10.75
Outstanding at end of period	894,289	$15.76	753,973	$16.77
Unvested at end of period	138,592	$10.34	27,476	$10.78

(1)	The grant date fair value of restricted stock awards is based on the closing market price of the Company's common stock at the grant date.

(2)
Includes 3,536 shares and 2,620 shares of restricted stock attributed to dividends on restricted stock under the Director Deferred Fee Plan for the years ended December 31, 2019 and December 31, 2018, respectively.

Note 12—Stockholders' Equity
At-The-Market Program
In April 2017, the Company entered into an equity distribution agreement with JMP Securities LLC under which the Company may offer and sell up to $100.0 million shares of common stock in an At-The-Market equity offering. During the year ended December 31, 2019, the Company sold 299,497 shares under this agreement for net proceeds of $3.0 million.
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
In May 2019, the Company completed a secondary public offering in which it sold 5,000,000 shares of our common stock at a price of $10.14 per share, for net proceeds of approximately $49.3 million after subtracting underwriting commissions and offering expenses of approximately $1.4 million. The Company used the net proceeds from the offering to opportunistically invest in its target assets in accordance with its investment guidelines.
Stock Repurchase Program
On December 19, 2019, the Board of Directors of the Company reauthorized its repurchase program of up to 2,700,000 shares of its common stock through December 31, 2021. The previous reauthorization announced on December 21, 2017 of the Company's repurchase program of up to 2,100,000 shares of its common stock expired on December 31, 2019. Purchases made pursuant to the program will be made in the open market, in privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rules 10b5-1 and 10b-18 of the Securities and Exchange Act of 1934, as amended. The authorization does not obligate the Company to acquire any particular amount of common shares and the program may be suspended or discontinued at the Company's discretion without prior notice. The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The Company has repurchased 303,422 shares of common stock accounted for as treasury stock pursuant to the authorization. In September 2018, the Company re-issued all 303,422 shares in treasury stock as part of its secondary public offering.
Dividends
The following table presents cash dividends declared and paid by the Company on its common stock:

Declaration Date	Record Date	Payment Date	Amount per Share	Tax Characterization
2019
December 19, 2019	December 30, 2019	January 24, 2020	$0.31	Ordinary income
September 19, 2019	September 30, 2019	October 25, 2019	$0.31	Ordinary income
June 20, 2019	July 1, 2019	July 26, 2019	$0.31	Ordinary income
March 21, 2019	April 1, 2019	April 26, 2019	$0.31	Ordinary income

2018
December 19, 2018	December 31, 2018	January 25, 2019	$0.31	Ordinary income
September 17, 2018	September 27, 2018	October 26, 2018	$0.31	Ordinary income
June 21, 2018	July 2, 2018	July 26, 2018	$0.31	Ordinary income
March 22, 2018	April 2, 2018	April 26, 2018	$0.31	Ordinary income

Note 13—Net Income per Common Share
The table below presents basic and diluted net income per share of common stock using the two-class method for the years ended December 31, 2019, December 31, 2018 and December 31, 2017 (dollars, other than shares and per share amounts, in thousands):

	For the year ended December 31, 2019	For the year ended December 31, 2018	For the year ended December 31, 2017
Numerator:
Net income attributable to common stockholders and participating securities for basic and diluted earnings per share	$70,699	$26,409	$85,097
Less:
Dividends and undistributed earnings allocated to participating securities	303	138	312
Net income allocable to common stockholders—basic and diluted	$70,396	$26,271	$84,785
Denominator:
Weighted average common shares outstanding for basic earnings per share	51,278,932	43,388,810	41,817,455
Weighted average common shares outstanding for diluted earnings per share	51,278,932	43,388,810	41,817,455
Basic earnings per common share	$1.37	$0.61	$2.03
Diluted earnings per common share	$1.37	$0.61	$2.03

For the years ended December 31, 2019, December 31, 2018 and December 31, 2017, the Company excluded the effects of the convertible senior unsecured notes from the computation of diluted earnings per share since the average market value per share of the Company's common stock was below the exercise price of the convertible senior unsecured notes. For the years ended December 31, 2019, December 31, 2018 and December 31, 2017, the Company excluded the effects of the warrants from the computation of diluted earnings per share since the average market value per share of the Company’s common stock was below the exercise price of the warrants.
Note 14—Income Taxes
As a REIT, the Company is not subject to federal income tax to the extent that it makes qualifying distributions to its stockholders and satisfies on a continuing basis, through actual investment and operating results, the REIT requirements including certain asset, income and stock ownership tests.
Based on the Company's analysis of any potential uncertain income tax positions, the Company concluded that it does not have any uncertain tax positions that meet the recognition or measurement criteria as of December 31, 2019. The Company files U.S. federal and state income tax returns. As of December 31, 2019, U.S. federal tax returns filed by the Company for 2018, 2017 and 2016 and state tax returns filed for 2018, 2017, 2016 and 2015 are open for examination pursuant to relevant statutes of limitation. In the event that the Company incurs income tax related interest and penalties, the Company's policy is to classify them as a component of its provision for income taxes.
Income Tax Provision
Subject to the limitation under the REIT asset test rules, the Company is permitted to own up to 100% of the stock of one or more TRS. Currently, the Company owns one TRS that is taxable as a corporation and is subject to federal, state and local income tax on its net income at the applicable corporate rates. The TRS, which was formed in Delaware on July 28, 2014, is a limited liability company and a wholly-owned subsidiary of the Company. For the years ended December 31, 2019, December 31, 2018 and December 31, 2017, the Company recorded a federal and state tax provision of approximately $1.1 million, $709 thousand and $3.5 million, respectively.
The following table summarizes the Company's income tax provision for the years ended December 31, 2019, December 31, 2018 and December 31, 2017 (dollars in thousands):

	For the year ended December 31, 2019	For the year ended December 31, 2018	For the year ended December 31, 2017
Current Tax Provision (Benefit)
Federal	$860	$709	$4,076
State	197	—	(267)
Total Current Provision for Income Taxes, net	1,057	709	3,809
Deferred Provision (Benefit) for Income Taxes
Federal	—	—	85
State	—	—	(407)
Total Deferred Benefit for Income Taxes, net	—	—	(322)
Total Income Tax Provision, net	$1,057	$709	$3,487

Deferred Tax Asset and Deferred Tax Liability

As of December 31, 2019 and December 31, 2018, the Company recorded a deferred tax asset of approximately $8.5 million and $6.0 million, respectively, relating to capital loss carryforward and temporary differences as a result of the timing of income recognition of certain investments held in the TRS. The capital loss carryforwards may only be recognized to the extent of capital gains. There is uncertainty as to the TRS ability to recognize capital gains in the future. As a result, the Company has concluded it is more likely than not the deferred tax asset will not be realized and has recorded a full valuation allowance.

In addition, the REIT generated net operating losses ("NOL's") for the year ended December 31, 2017 related to its swap terminations and for the California return a portion of the NOL's is apportioned to the TRS. The Company recorded a deferred state tax asset of $6.0 million and $5.5 million in the REIT and $1.3 million and $993 thousand in the TRS as of December 31, 2019 and December 31, 2018, respectively. The TRS can carryback the NOL's to each of the two preceding years and receive a refund for taxes paid. As a result, the Company has concluded it is more likely than not the deferred tax asset will not be realized with the exception of the TRS carryback to 2015 and has recorded a combined valuation allowance of $6.9 million and $6.1 million as of December 31, 2019 and December 31, 2018, respectively. The Company also recorded a deferred federal tax liability of $85 thousand, as of December 31, 2019 and December 31, 2018, in anticipation of the receipt of the state tax refund as a result of the carryback of the California NOL.

The following tables disclose the components of the Company's deferred tax asset and deferred tax liability at December 31, 2019 and 2018 (dollars in thousands):

Deferred Tax Asset	December 31, 2019	December 31, 2018
Net operating loss available for carry-back and carry-forward (1)	$7,295	$6,503
Net capital loss carry-forward (1)	6,775	4,271
Investments	1,719	1,720
Deferred tax asset	15,789	12,494
Allowance	(15,382)	(12,087)
Net deferred tax asset	$407	$407

Deferred Tax Liability	December 31, 2019	December 31, 2018
Net operating loss available for carry-back and carry-forward	$85	$85
Net deferred tax liability	$85	$85

(1) Net operating loss available for carry-forward begin to expire in 2037. Net capital loss available for carry-forward begin to expire in 2020.

Reconciliation of Tax Rate to Effective Tax Rate

The Company's effective tax rate differs from its combined federal and state income tax rate primarily due to the deduction of dividends distributions to be paid under Code Section 857(a). The reconciliation of these rates are as follows:

	For the year ended December 31, 2019	For the year ended December 31, 2018
Federal statutory rate	21.0%	21.0%
State statutory rate, net of federal benefit	(1.0)%	1.5%
Other	0.1%	(0.8)%
Change in valuation allowance	3.6%	(1.3)%
REIT earnings not subject to corporate taxes	(22.2)%	(17.8)%
Effective Tax Rate	1.5%	2.6%

Tax Cuts and Jobs Act

On December 22, 2017, the President of the United States signed and enacted comprehensive tax legislation into law H.R. 1, commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act significantly revised the U.S. corporate income tax by, among other things, lowering the corporate income tax rate from 35% to 21%.
Note 15—Contingencies

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. Management is not aware of any material contingencies at December 31, 2019.
Note 16—Summarized Quarterly Results (unaudited)
The following is a presentation of selected unaudited results of operations:

	Quarter Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Net Interest Income
Interest income	$52,033	$53,818	$55,652	$55,761
Interest expense	36,400	37,958	39,082	36,834
Net Interest Income	15,633	15,860	16,570	18,927

Other Income (Loss)
Realized gain (loss) on sale of investments, net	(5,105)	(8)	21,399	11,992
Other than temporary impairment	(1,232)	(3,295)	(1,819)	(2,228)
Unrealized gain (loss), net	50,781	74,614	35,030	(52,896)
Gain (loss) on derivative instruments, net	(27,148)	(71,530)	(47,056)	42,007
Other, net	236	532	918	518
Other Income (Loss)	17,532	313	8,472	(607)

Expenses
Management fee to affiliate	1,735	1,832	1,800	1,987
Other operating expenses	1,598	1,253	1,589	1,079
General and administrative expenses:
Compensation expense	544	705	671	671
Professional fees	1,215	761	973	1,031
Other general and administrative expenses	185	530	344	441
Total general and administrative expenses	1,944	1,996	1,988	2,143
Total Expenses	5,277	5,081	5,377	5,209

Income before income taxes	27,888	11,092	19,665	13,111
Income tax provision (benefit)	12	478	(55)	622
Net income	$27,876	$10,614	$19,720	$12,489

Net income per Common Share — Basic	$0.58	$0.21	$0.37	$0.23
Net income per Common Share — Diluted	$0.58	$0.21	$0.37	$0.23

	Quarter Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Net Interest Income:
Interest income	$39,727	$57,154	$54,461	$58,020
Interest expense	20,697	38,134	38,517	40,892
Net Interest Income	19,030	19,020	15,944	17,128

Other Income (Loss):
Realized gain (loss) on sale of investments, net	575	(5,608)	(24,229)	(33,995)
Other than temporary impairment	(2,916)	(2,974)	(2,533)	(2,757)
Unrealized gain (loss), net	(68,961)	(31,693)	13,128	62,855
Gain (loss) on derivative instruments, net	79,582	28,490	24,625	(54,728)
Other, net	47	(145)	(2)	(89)
Other Income (Loss)	8,327	(11,930)	10,989	(28,714)

Expenses:
Management fee to affiliate	2,180	2,259	2,284	1,950
Other operating expenses	969	1,555	1,609	1,943
General and administrative expenses:
Compensation expense	510	572	552	552
Professional fees	1,295	818	1,065	1,121
Other general and administrative expenses	361	397	335	349
Total general and administrative expenses	2,166	1,787	1,952	2,022
Total Expenses	5,315	5,601	5,845	5,915

Income (loss) before income taxes	22,042	1,489	21,088	(17,501)
Income tax provision	313	36	206	154
Net income (loss)	$21,729	$1,453	$20,882	$(17,655)

Net income (loss) per Common Share—Basic	$0.52	$0.03	$0.50	$(0.37)
Net income (loss) per Common Share—Diluted	$0.52	$0.03	$0.50	$(0.37)

Note 17—Subsequent Events (unaudited)
On February 18, 2020, Franklin Resources, Inc. (“Franklin”) and Legg Mason announced that they had entered into an agreement under which Franklin would acquire Legg Mason and its affiliates, including the Manager.   The transaction is expected to close in the third quarter of 2020 and is subject to customary closing conditions.  Upon completion of the transaction the Manager would become a wholly owned subsidiary of Franklin.

Western Asset Mortgage Capital Corporation and Subsidiaries
Schedule IV
Mortgage Loans on Real Estate
As of December 31, 2019

$ in thousands Asset Type	Description	Number of Loans	Interest Rate	Maturity Date	Periodic Payment Terms(1)	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages	Principal Amount of Loans Subject to Delinquent Principal or Interest
Residential Whole-Loans and Bridge Loans
Adjustable Rate Residential Mortgage Loan Held in Securitization Trusts	Original Loan Balance $0 - $249,999	730	Hybrid ARM 4.5% to 6.6%	11/01/2041 to 12/01/2049	P&I	$—	$120,652	$125,569	$—
Adjustable Rate Residential Mortgage Loan Held in Securitization Trusts	Original Loan Balance $250,000 - $499,999	1,051	Hybrid ARM 4.5% to 6.5%	01/01/2042 to 12/01/2049	P&I	—	356,183	370,434	1,446
Adjustable Rate Residential Mortgage Loan Held in Securitization Trusts	Original Loan Balance $500,000 - $749,999	345	Hybrid ARM 4.5% to 6.5%	02/01/2042 to 12/01/2049	P&I	—	198,888	206,818	646
Adjustable Rate Residential Mortgage Loan Held in Securitization Trusts	Original Loan Balance $750,000 - $999,999	147	Hybrid ARM 4.5% to 6.4%	05/01/2043 to 12/01/2049	P&I	—	121,140	125,727	790
Adjustable Rate Residential Mortgage Loan Held in Securitization Trusts	Original Loan Balance $1,000,000 - $1,249,999	34	Hybrid ARM 4.0% to 5.9%	09/01/2043 to 12/01/2049	P&I	—	36,536	37,649	1,006
Adjustable Rate Residential Mortgage Loan Held in Securitization Trusts	Original Loan Balance $1,250,000 - $1,499,999	14	Hybrid ARM 4.6% to 6.0%	12/01/2041 to 12/01/2049	P&I	—	18,452	19,228	—
Adjustable Rate Residential Mortgage Loan Held in Securitization Trusts	Original Loan Balance $1,500,000 and above	27	Hybrid ARM 4.8% to 6.2%	02/01/2042 to 11/01/2049	P&I	—	65,071	67,418	—
Variable Rate Residential Mortgage Loan Held in Securitization Trusts	Original Loan Balance $0 - $249,999	4	Variable 6.2% to 6.4%	02/01/2044 to 05/01/2044	P&I	—	558	586	—
Variable Rate Residential Mortgage Loan Held in Securitization Trusts	Original Loan Balance $250,000 - $499,999	6	Variable 5.5% to 6.3%	04/01/2044 to 11/01/2047	P&I	—	2,026	2,128	—
Variable Rate Residential Mortgage Loan Held in Securitization Trusts	Original Loan Balance $500,000 - $749,999	1	Variable 6.2% to 6.2%	04/01/2044 to 04/01/2044	P&I	—	450	473	—
Variable Rate Residential Mortgage Loan Held in Securitization Trusts	Original Loan Balance $1,250,000 - $1,499,999	2	Variable 6.2% to 6.4%	02/01/2044 to 05/01/2044	P&I	—	1,344	1,415	—
Fixed Rate Residential Mortgage Loan Held in Securitization Trusts	Original Loan Balance $0 - $249,999	422	Fixed 3.8% to 7.1%	07/01/2026 to 12/01/2049	P&I	—	66,458	68,988	247

$ in thousands Asset Type	Description	Number of Loans	Interest Rate	Maturity Date	Periodic Payment Terms(1)	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages	Principal Amount of Loans Subject to Delinquent Principal or Interest
Fixed Rate Residential Mortgage Loan Held in Securitization Trusts	Original Loan Balance $250,000 - $499,999	552	Fixed 3.8% to 7.5%	09/01/2026 to 12/01/2049	P&I	—	189,163	195,762	719
Fixed Rate Residential Mortgage Loan Held in Securitization Trusts	Original Loan Balance $500,000 - $749,999	128	Fixed 3.9% to 6.4%	11/01/2033 to 12/01/2049	P&I	—	73,638	76,076	—
Fixed Rate Residential Mortgage Loan Held in Securitization Trusts	Original Loan Balance $750,000 - $999,999	35	Fixed 4.6% to 5.9%	11/01/2033 to 12/01/2049	P&I	—	30,096	31,212	—
Fixed Rate Residential Mortgage Loan Held in Securitization Trusts	Original Loan Balance $1,000,000 - $1,249,999	12	Fixed 5.0% to 5.9%	02/01/2048 to 12/01/2049	P&I	—	13,095	13,586	—
Fixed Rate Residential Mortgage Loan Held in Securitization Trusts	Original Loan Balance $1,250,000 - $1,499,999	8	Fixed 4.7% to 6.3%	02/01/2036 to 12/01/2049	P&I	—	9,980	10,371	—
Fixed Rate Residential Mortgage Loan Held in Securitization Trusts	Original Loan Balance $1,500,000 and above	11	Fixed 5.3% to 5.7%	09/01/2048 to 10/01/2049	P&I	—	21,714	22,420	2,271
Fixed Rate Residential Bridge Loans Held in Securitization Trusts	Original Loan Balance $0 - $249,999	34	Fixed 7.5% to 18.0%	12/31/2019 to 03/01/2021	Interest Only(3)	—	4,722	4,545	1,930
Fixed Rate Residential Bridge Loans Held in Securitization Trusts	Original Loan Balance $250,000 - $499,999	13	Fixed 7.5% to 11.3%	12/31/2019 to 02/01/2021	Interest Only(3)	—	4,907	4,887	420
Fixed Rate Residential Bridge Loans Held in Securitization Trusts	Original Loan Balance $500,000 - $749,999	10	Fixed 7.8% to 12.7%	12/31/2019 to 08/01/2020	Interest Only(3)	—	6,251	6,133	2,071
Fixed Rate Residential Bridge Loans Held in Securitization Trusts	Original Loan Balance $750,000 - $999,999	11	Fixed 7.8% to 18.0%	12/31/2019 to 12/01/2020	Interest Only(3)	—	9,662	9,418	3,595
Fixed Rate Residential Bridge Loans Held in Securitization Trusts	Original Loan Balance $1,000,000 - $1,249,999	4	Fixed 8.0% to 13.5%	12/31/2019 to 09/01/2020	Interest Only(3)	—	4,526	4,464	1,125
Fixed Rate Residential Bridge Loans Held in Securitization Trusts	Original Loan Balance $1,250,000 - $1,499,999	2	Fixed 9.0% to 10.8%	12/31/2019 to 12/31/2019	Interest Only(3)	—	2,690	2,624	1,295
Fixed Rate Residential Bridge Loans Held in Securitization Trusts	Original Loan Balance $1,500,000 and above	2	Fixed 7.8% to 8.5%	12/31/2019 to 08/01/2020	Interest Only(3)	—	4,437	4,348	1,672
Total Residential Whole-Loans and Bridge Loans						$—	$1,362,639	$1,412,279	$19,233

Western Asset Mortgage Capital Corporation and Subsidiaries
Schedule IV
Commercial Real Estate Loans
As of December 31, 2019

$ in thousands Asset Type	Description	Number of Loans	Interest Rate	Maturity Date	Periodic Payment Terms(1)	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages	Principal Amount of Loans Subject to Delinquent Principal or Interest
Commercial Loans
Commercial Loan Held in Securitization Trust	Original Loan Balance $45,187,500	1	LIBOR + 4.25%	07/01/2020	Interest Only(4)	$—	$45,188	$45,188	$—
Commercial Loan Held in Securitization Trust	Original Loan Balance $13,600,000	1	LIBOR + 4.00%	12/01/2021	Interest Only(4)	—	13,600	13,600	—
Commercial Loan Held in Securitization Trust	Original Loan Balance $32,000,000	1	LIBOR + 4.10%	07/01/2021	Interest Only(4)	$—	$32,000	$32,000	$—
Commercial Mezzanine Loan	Original Loan Balance $20,000,000	1	LIBOR + 6.50%	12/09/2020	Interest Only(4)	—	20,000	20,000	—
Commercial Loan	Original Loan Balance $30,000,000	1	LIBOR + 4.50%	06/09/2020	Interest Only(4)	—	30,000	30,000	—
Commercial Loan	Original Loan Balance $50,000,000	1	LIBOR + 4.75%	01/11/2022	Interest Only(4)	—	50,000	50,000	—
Commercial Loan	Original Loan Balance $90,000,000	1	LIBOR + 9.25%	06/29/2021	Interest Only(4)	—	90,000	90,000	—
Commercial Loan	Original Loan Balance $40,000,000	1	LIBOR + 3.02%	08/09/2021	Interest Only(4)	—	40,000	40,000	—
Commercial Loan	Original Loan Balance $13,206,521	1	LIBOR + 3.75%	11/06/2021	Interest Only(4)	—	13,206	13,206	—
Commercial Loan	Original Loan Balance $24,534,783	1	LIBOR + 3.75%	11/06/2021	Interest Only(4)	—	24,535	24,535	—
Commercial Loan	Original Loan Balance $7,258,696	1	LIBOR + 3.75%	11/06/2021	Interest Only(4)	—	7,259	7,259	—
Commercial Loan	Original Loan Balance $4,425,400	1	LIBOR + 4.85%	12/06/2022	Interest Only(4)	—	4,425	4,425	—
Total Commercial Loans						$—	$370,213	$370,213	$—

Securitized Commercial Loans
Commercial Loan Held in Securitization Trust	Original Loan Balance $900,000,000	1	LIBOR + 8.50%	03/09/2021	Interest Only(4)	—	674,331	676,436	—
Commercial Loan Held in Securitization Trust	Original Loan Balance $234,500,000	1	Fixed 4.27%	12/09/2024	Interest Only(4)	—	234,500	198,104	—

$ in thousands Asset Type	Description	Number of Loans	Interest Rate	Maturity Date	Periodic Payment Terms(1)	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages	Principal Amount of Loans Subject to Delinquent Principal or Interest
Commercial Loan Held in Securitization Trust	Original Loan Balance $10,500,000	1	Fixed 12.02%	12/09/2024	Interest Only(4)	—	10,500	10,443	—
Commercial Mezzanine Loan Held in Securitization Trust	Original Loan Balance $25,000,000	1	Fixed 9.00%	07/06/2020	P&I(2)	—	24,048	24,057	—
Total Securitized Commercial Loans						$—	$943,379	$909,040	$—

Total Residential and Commercial Loans						$—	$2,676,231	$2,691,532	$19,233

(1) Principal and interest ("P&I")
(2) Interest only payments for initial 2 years. After 2 years, monthly P&I payments are based on an 2 years amortization schedule and a balloon payment is due on the maturity date.
(3) Residential Bridge Loans are mainly interest only loans with a balloon payment at maturity.
(4) The borrower may prepay the commercial loan in whole or in part at any time in accordance with the terms of the loan agreement.
Reconciliation of Carrying Value of Mortgage Loans on Real Estate:

	2019	2018	2017
Beginning balance	$2,493,238	$368,972	$216,361
Additions during period:
New mortgage loans	2,042,587	2,901,479	232,545
Unrealized gains	21,291	631	3,167
Deductions during period:
Collections of principal	1,858,659	769,748	80,550
Amortization of premium and (discounts)	5,247	5,692	1,470
Unrealized losses	1,191	2,356	1,081
Realized losses	487	48	—
Balance at end of period	$2,691,532	$2,493,238	$368,972

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
The Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2019.
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
Management of the Company has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2019. In making its assessment of internal control over financial reporting, management used the criteria described in "Internal Control—Integrated Framework" (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission, ("COSO"). Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2019 based on criteria in "Internal Control—Integrated Framework" (2013 framework) issued by the COSO.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
(c) Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    Other Information
None.

PART III
ITEM 10.    Directors, Executive Officers and Corporate Governance
The information regarding the Company's directors, executive officers and certain other matters required by Item 401 of Regulation S-K is incorporated herein by reference to the Company's proxy statement relating to its annual meeting of stockholders to be held on or about June 6, 2019 (the "Proxy Statement"), to be filed with the SEC within 120 days after December 31, 2019.
The information regarding compliance with Section 16(a) of the Exchange Act required by Item 405 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2019.
The information regarding the Company's Code of Business Conduct and Ethics required by Item 406 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2019.
The information regarding certain matters pertaining to the Company's corporate governance required by Item 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2019.
ITEM 11.    Executive Compensation.
The information regarding executive compensation and other compensation related matters required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2019.
ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
The tables on equity compensation plan information and beneficial ownership of the Company required by Items 201(d) and 403 of Regulation S-K are incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2019.
ITEM 13.    Certain Relationships and Related Transactions and Director Independence
The information regarding transactions with related persons, promoters and certain control persons and director independence required by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2019.
ITEM 14.    Principal Accounting Fees and Services
The information concerning principal accounting fees and services and the Audit Committee's pre-approval policies and procedures required by Item 9(e) of Schedule 14A is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2019.
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

4.5*	Description of securities registered under Section 12 of the Exchange Act.
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

10.5*+	Western Asset Mortgage Capital Corporation Equity Plan, incorporated by reference to Exhibit 10.5 to Amendment No. 9 Form S-11 (Registration Statement No. 333-159962), filed April 30, 2012.
10.6*+	Western Asset Mortgage Capital Corporation Manager Equity Plan, incorporated by reference to Exhibit 10.6 to Amendment No. 9 Form S-11 (Registration Statement No. 333-159962), filed April 30, 2012.

Exhibit No.	Description
10.7*
Form of Indemnification Agreement between Western Asset Mortgage Capital Corporation and a director, incorporated by reference to Exhibit 10.7 to Amendment No. 9 Form S-11 (Registration Statement No. 333-159962), filed April 30, 2012.

10.8*+	Restricted Stock Award Agreement, dated May 15, 2012, for Western Asset Management Company, incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q, filed August 14, 2012.
10.9*+	Form of Restricted Stock Award Agreement for independent directors, incorporated by reference to Exhibit 10.2 to the Form S-8 dated May 15, 2012 (File No. 1-35543).
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

*    Fully or partly previously filed.
+    Management contract or compensatory plan arrangement.

ITEM 16. Form 10-K Summary

None.
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN ASSET MORTGAGE CAPITAL CORPORATION
By:	/s/ Jennifer W. Murphy Jennifer W. Murphy President, Chief Executive Officer and Director
March 6, 2020
________________________________________________________________________________________________________________________
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Jennifer W. Murphy Jennifer W. Murphy President, Chief Executive Officer and Director (Principal Executive Officer)
March 6, 2020
By:	/s/ LISA MEYER Lisa Meyer Chief Financial Officer & Treasurer (Principal Financial and Accounting Officer)
March 6, 2020
By:	/s/ JAMES W. HIRSCHMANN III James W. Hirschmann III Director
March 6, 2020
By:	/s/ EDWARD D. FOX JR. Edward D. Fox Jr. Director
March 6, 2020
By:	/s/ RICHARD ROLL Richard Roll Director
March 6, 2020
By:	/s/ M. CHRISTIAN MITCHELL M. Christian Mitchell Director
March 6, 2020
By:	/s/ RANJIT M. KRIPALANI Ranjit M. Kripalani Director
March 6, 2020