Form 10-Q
period 2020-03-31
Western Asset Mortgage Capital Corp
filed 2020-05-11
CIK 1465885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
 For the quarterly period ended March 31, 2020

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

As of May 8, 2020 there were 53,423,876 shares, par value $0.01, of the registrant’s common stock outstanding.

Part I
ITEM I. Financial Statements

Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands—except share and per share data)
(Unaudited)

	March 31, 2020	December 31, 2019
Assets:
Cash and cash equivalents	$10,342	$31,331
Restricted cash	33,229	52,948
Agency mortgage-backed securities, at fair value ($430,628 and $1,756,917 pledged as collateral, at fair value, respectively)	430,628	1,795,255
Non-Agency mortgage-backed securities, at fair value ($265,647 and $292,613 pledged as collateral, at fair value, respectively)	276,606	361,833
Other securities, at fair value ($47,307 and $80,031 pledged as collateral, at fair value, respectively)	47,411	80,161
Residential Whole Loans, at fair value ($1,309,795 and $1,375,860 pledged as collateral, at fair value, respectively)	1,309,795	1,375,860
Residential Bridge Loans ($26,050 and $33,269 at fair value and $27,571 and $34,897 pledged as collateral, respectively)	28,634	36,419
Securitized commercial loans, at fair value	477,131	909,040
Commercial Loans, at fair value ($320,308 and $350,213 pledged as collateral, at fair value, respectively)	320,308	370,213
Receivable under reverse repurchase agreements	24,826	—
Investment related receivable ($41,214 and $0 pledged as collateral, respectively)	72,826	19,931
Interest receivable	14,805	19,413
Due from counterparties	117,670	98,947
Derivative assets, at fair value	33,675	5,111
Other assets	5,697	4,509
Total Assets (1)	$3,203,583	$5,160,971

Liabilities and Equity:
Liabilities:
Repurchase agreements, net	$1,553,715	$2,824,801
Convertible senior unsecured notes, net	197,984	197,299
Securitized debt, net ($396,824 and $681,643 at fair value and $53,527 and $142,905 held by affiliates, respectively)	1,139,121	1,477,454
Interest payable (includes $536 and $647 on securitized debt held by affiliates, respectively)	6,429	15,001
Due to counterparties	24,811	709
Derivative liability, at fair value	43,967	6,370
Accounts payable and accrued expenses	6,307	3,188
Payable to affiliate	3,237	2,148
Dividend payable	—	16,592
Other liabilities	45,779	52,948
Total Liabilities (2)	3,021,350	4,596,510

Commitments and contingencies

Stockholders’ Equity:
Common stock: $0.01 par value, 500,000,000 shares authorized, 53,423,876 and 53,523,876 outstanding, respectively	535	535
Preferred stock, $0.01 par value, 100,000,000 shares authorized and no shares outstanding	—	—
Treasury stock, at cost, 100,000 and 0 shares held, respectively	(578)	—
Additional paid-in capital	889,392	889,227
Retained earnings (accumulated deficit)	(707,158)	(325,301)
Total Stockholders’ Equity	182,191	564,461
Non-controlling interest	42	—
Total Equity	182,233	564,461
Total Liabilities and Equity	$3,203,583	$5,160,971
 See notes to unaudited consolidated financial statements.
Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Balance Sheets (Continued)
(in thousands—except share and per share data)
(Unaudited)

	March 31, 2020	December 31, 2019
(1) Assets of consolidated VIEs included in the total assets above:
Cash and cash equivalents	$4,542	$7,589
Restricted cash	33,229	52,948
Residential Whole Loans, at fair value ($1,309,795 and $1,375,860 pledged as collateral, at fair value, respectively)	1,309,795	1,375,860
Residential Bridge Loans ($24,987 and $31,748 at fair value and $27,571 and $34,897 pledged as collateral, respectively)	27,571	34,897
Securitized commercial loans, at fair value	477,131	909,040
Commercial Loans, at fair value ($71,684 and $90,788 pledged as collateral, at fair value, respectively)	71,684	90,788
Investment related receivable	24,738	19,138
Interest receivable	10,226	10,829
Other assets	101	90
Total assets of consolidated VIEs	$1,959,017	$2,501,179

(2) Liabilities of consolidated VIEs included in the total liabilities above:
Securitized debt, net ($396,824 and $681,643 at fair value and $53,527 and $142,905 held by affiliates, respectively)	$1,139,121	$1,477,454
Interest payable (includes $536 and $647 on securitized debt held by affiliates, respectively)	3,215	3,886
Accounts payable and accrued expenses	128	185
Other liabilities	33,229	52,948
Total liabilities of consolidated VIEs	$1,175,693	$1,534,473

See notes to unaudited consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Statements of Operations
(in thousands—except share and per share data)
(Unaudited)

	For the three months ended March 31, 2020	For the three months ended March 31, 2019
Net Interest Income
Interest income	$54,846	$52,033
Interest expense (includes $2,164 and $2,338 on securitized debt held by affiliates, respectively)	36,105	36,400
Net Interest Income	18,741	15,633

Other Income (Loss)
Realized gain (loss) on investments, net	89,186	(5,105)
Other than temporary impairment	—	(1,232)
Unrealized gain (loss), net	(296,111)	50,781
Gain (loss) on derivative instruments, net	(189,691)	(27,148)
Other, net	461	236
Other Income (Loss)	(396,155)	17,532

Expenses
Management fee to affiliate	1,039	1,735
Other operating expenses	1,000	1,598
General and administrative expenses:
Compensation expense	662	544
Professional fees	1,480	1,215
Other general and administrative expenses	353	185
Total general and administrative expenses	2,495	1,944
Total Expenses	4,534	5,277

Income (loss) before income taxes	(381,948)	27,888
Income tax (benefit) provision	(93)	12
Net income (loss)	(381,855)	27,876
Net income attributable to non-controlling interest	2	—
Net income (loss) attributable to common stockholders and participating securities	$(381,857)	$27,876

Net income (loss) per Common Share — Basic	$(7.15)	$0.58
Net income (loss) per Common Share — Diluted	$(7.15)	$0.58

See notes to unaudited consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Statements of Changes in Equity
(in thousands—except shares and share data)
(Unaudited)

	Three Months Ended March 31, 2020
	Common Stock Outstanding		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Stockholders' Equity	Non-Controlling Interest	Total Equity
	Shares	Par
Balance at December 31, 2019	53,523,876	$535	$889,227	$(325,301)	$—	$564,461	$—	$564,461
Proceeds from non-controlling interest, net of offering costs	—	—	—	—	—	—	42	42
Vesting of restricted stock	—	—	165	—	—	165	—	165
Treasury Stock	(100,000)	—	—	—	(578)	(578)	—	(578)
Net loss	—	—	—	(381,857)	—	(381,857)	2	(381,855)
Dividends declared on non-controlling interest	—	—	—	—	—	—	(2)	(2)
Balance at March 31, 2020	53,423,876	$535	$889,392	$(707,158)	$(578)	$182,191	$42	$182,233

	Three Months Ended March 31, 2019
	Common Stock Outstanding		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Stockholders' Equity	Non-Controlling Interest	Total Equity
	Shares	Par
Balance at December 31, 2018	48,116,379	$481	$833,810	$(331,282)	$—	$503,009	$—	$503,009
Grants of restricted stock	108,000	1	(1)	—	—	—	—	—
Vesting of restricted stock	—	—	70	—	—	70	—	70
Net income	—	—	—	27,876	—	27,876	—	27,876
Dividends declared on common stock	—	—	36	(14,985)	—	(14,949)	—	(14,949)
Balance at March 31, 2019	48,224,379	$482	$833,915	$(318,391)	$—	$516,006	$—	$516,006

See notes to unaudited consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows (in thousands)
(Unaudited)

	For the three months ended March 31, 2020	For the three months ended March 31, 2019
Cash flows from operating activities:
Net income (loss)	$(381,855)	$27,876
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Premium amortization and (discount accretion), net	1,837	357
Amortization of deferred financing costs	646	192
Amortization of discount on convertible senior notes	273	137
Restricted stock amortization	165	70
Interest payments and basis recovered on MAC interest rate swaps	202	337
Premium on purchase of Residential Whole Loans	(3,858)	(4,882)
Premium on purchase of securitized commercial loans	—	(3,769)
Unrealized (gain) loss, net	296,111	(50,781)
Realized loss on sale of real estate owned ("REO")	267	—
Unrealized (gain) loss on derivative instruments, net	8,807	(11,313)
Other than temporary impairment	—	1,232
Realized (gain) loss on investments, net	(89,453)	5,105
Loss on derivatives, net	135	4,889
Changes in operating assets and liabilities:
Decrease in interest receivable	4,608	1,295
(Increase) decrease in other assets	(1,583)	1,219
(Decrease) increase in interest payable	(8,572)	1,788
Increase in accounts payable and accrued expenses	3,119	356
Increase (decrease) in payable to affiliate	1,089	(401)
Net cash used in operating activities	(168,062)	(26,293)
Cash flows from investing activities:
Purchase of securities	(320,997)	(24,175)
Proceeds from sale of securities	1,685,381	215,710
Proceeds from sale of REO	1,347	—
Principal repayments and basis recovered on securities	25,454	17,347
Purchase of Residential Whole Loans	(109,481)	(244,317)
Principal repayments on Residential Whole Loans	77,217	28,293
Purchase of commercial loans	—	(121,188)
Principal repayments on commercial loans	37,638	165
Purchase of securitized commercial loans	—	(900,000)
Principal repayments on securitized commercial loans	154,702	988,714
Principal repayments on Residential Bridge Loans	6,372	80,006
Premium for credit default swaps, net	(566)	(367)
Net settlements of TBAs	883	—
(Payments on) Proceeds from termination of futures, net	—	(4,503)
Interest payments and basis recovered on MAC interest rate swaps	(202)	(337)
Due from counterparties	(4,120)	—
Payments made on reverse repurchase agreements, net	(24,826)	—
Net cash provided by investing activities	1,528,802	35,348

Cash flows from financing activities:
Payment of offering costs	(3)	(174)
Repurchase of common stock	(578)	—
Proceeds from offering to non-controlling interest, net of offering costs	42	—

Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Continued) (in thousands)
(Unaudited)

	For the three months ended March 31, 2020	For the three months ended March 31, 2019
Proceeds from repurchase agreement borrowings	5,786,714	5,764,802
Repayments of repurchase agreement borrowings	(7,057,810)	(5,667,038)
Proceeds from other liabilities	12,549	—
Proceeds from securitized debt	92,828	838,469
Repayments of securitized debt	(208,379)	(937,805)
Due from counterparties, net	(14,603)	1,602
Due to counterparties, net	24,102	3,576
Increase in other liabilities	(19,720)	15,369
Dividends paid on common stock	(16,590)	(14,915)
Net cash (used in) provided by financing activities	(1,401,448)	3,886

Net (decrease) increase in cash, cash equivalents and restricted cash	(40,708)	12,941
Cash, cash equivalents and restricted cash, beginning of period	84,279	77,795
Cash, cash equivalents and restricted cash, end of period	$43,571	$90,736

Supplemental disclosure of operating cash flow information:
Interest paid	$43,800	$35,519
Supplemental disclosure of non-cash financing/investing activities:
Securities sold, not settled	$47,475	$—
Assets of deconsolidated VIE	$(150,804)	$—
Liabilities of deconsolidated VIE	$143,952	$—
Mortgage-backed securities recorded upon deconsolidation	$6,852	$—
Net unsettled TBAs	$612	$—
Dividends and distributions declared, not paid	$—	$14,950
Dividends to non-controlling interest, not paid	$2	$—
Principal payments of Residential Whole Loans, not settled	$22,181	$10,546
Principal payments of Residential Bridge Loans, not settled	$2,557	$22,014
Other assets - Transfer of Bridge Loans to REO	$489	$—

Reconciliation of cash, cash equivalents and restricted cash reported in the Consolidated Balance Sheets:
Cash and cash equivalents	$10,342	$19,558
Restricted cash	33,229	71,178
Total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$43,571	$90,736
See notes to unaudited consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(in thousands- except share and per share data)

The following defines certain of the commonly used terms in these Notes to Consolidated Financial Statements: “Agency” or “Agencies” refer to a federally chartered corporation, such as the Federal National Mortgage Association (“Fannie Mae” or “FNMA”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac” or “FHLMC”), or an agency of the U.S. Government, such as the Government National Mortgage Association (“Ginnie Mae” or “GNMA”); references to “MBS” refer to mortgage backed securities, including residential mortgage-backed securities or “RMBS,” commercial mortgage-backed securities or “CMBS,” and “Interest-Only Strips” (as defined herein); “Agency MBS” refer to RMBS, CMBS and Interest-Only Strips issued or guaranteed by the Agencies while “Non-Agency MBS” refer to RMBS, CMBS and Interest-Only Strips that are not issued or guaranteed by the Agencies; references to “ARMs” refers to adjustable rate mortgages; references to “Interest-Only Strips” refer to interest-only (“IO”) and inverse interest-only (“IIO”) securities issued as part of or collateralized with MBS; references to “TBA” refer to To-Be-Announced Securities; and references to “Residential Whole Loans,” “Residential Bridge Loans” and “Commercial Loans” (collectively “Whole Loans”) refer to individual mortgage loans secured by single family, multifamily and commercial properties.

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

The Company is externally managed by the Manager, an investment advisor registered with the Securities and Exchange Commission (“SEC”).  The Manager is a wholly-owned subsidiary of Legg Mason, Inc. ("Legg Mason") The Company operates and has elected to be taxed as a real estate investment trust or “REIT” commencing with its taxable year ended December 31, 2012. On February 18, 2020, Franklin Resources, Inc. (“Franklin”) and Legg Mason announced that they had entered into an agreement under which Franklin would acquire Legg Mason and its affiliates, including Western Asset Management Company, LLC.  The transaction is expected to close in the third quarter of 2020 and is subject to customary closing conditions.  Upon completion of the transaction Western Asset Management Company, LLC would become a wholly owned subsidiary of Franklin.

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited financial statements and related notes have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial reporting in accordance with Article 10 of Regulation S-X and the instructions to Form 10-Q. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary have been made to state fairly the Company’s financial position, results of operations and cash flows. The results of operations for the period ended March 31, 2020, are not necessarily indicative of the results to be expected for the full year or any future period. These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 6, 2020.

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

Impact of the COVID-19 Pandemic

The outbreak of COVID-19, which the World Health Organization has designated a pandemic, has created unprecedented market disruption and dislocation across fixed income markets. The conditions caused by the pandemic created an extreme lack of liquidity in mortgage markets, combined with forced selling led to swift and dramatic price declines. The illiquidity was exacerbated by inadequate demand for MBS among primary dealers due to balance sheet constraints. The significant decline in value of the Company's investment portfolio resulted in substantial margin calls from its repurchase agreement counterparties. In order to satisfy the margin calls, the Company sold a significant portion of its investments resulting in a material adverse impact on book value, earnings and financial position.

The full impact of COVID-19 on the mortgage REIT industry, the credit markets and consequently on the Company’s financial condition and results of operations is uncertain and cannot be predicted at the current time as it depends on several factors beyond the control of the Company including, but not limited to (i) the uncertainty around the severity, duration and spread of the outbreak, (ii) the effectiveness of the United States public health response, (iii) the pandemic’s impact on the U.S. and global economies, (iv) the timing, scope and effectiveness of additional governmental responses to the pandemic, including the availability of a treatment or vaccination for COVID-19, (v) the impact of government interventions, and (vi) the negative impact on our borrowers, asset values and cost of capital.

Significant Accounting Policies

        There have been no changes to our accounting policies included in Note 2 to the consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2019, other than the the below new accounting policy.

As of January 1, 2020, the Company has adopted ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments or CECL in the first quarter of 2020. The standard significantly changes how entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through the income statement. The standard replaced the current "incurred loss" approach with an "expected loss" model for instruments measured at amortized cost. Because the Company elected the Fair Value Option on most of its investments, an allowance is recorded rather than reduce the carrying amount, as was done under the “other than temporary impairment model”. The difference between the amortized cost basis and the fair value are recorded in the “Unrealized, gain (loss), net”. The Company performs both qualitative and quantitative analysis factors to determine if a credit loss exist. The qualitative analysis includes assessing the security’s collateral, industry, geographic area, credit enhancement, payment structure, and credit rating. Solely for the purposes of calculating interest income the Company maintains a “shadow allowance” used for determining accretable basis. Subsequent declines in expected cash flows do not create yield adjustments and subsequent improvements in cash flows would first reduce the “shadow allowance” and then be treated as prospective yield adjustments. The “shadow allowance” is an operational account for the purposes of determining and calculating accretable yield and would not be recorded in the Company’s financial statements.

Recently adopted accounting pronouncements

Description	Adoption Date	Effect on Financial Statements

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This standard significantly changes how an entity will measure credit losses for most financial assets and certain other instruments that aren't measured at fair value through the income statement. The standard will replace the current "incurred loss" approach with an "expected loss" model for instruments measured at amortized cost. For available for sale debt securities, entities will be required to record an allowance rather than reduce the carrying amount, as is currently done under the other than temporary impairment model. It also simplifies the accounting model for purchased credit impaired debt securities and loans. In November 2018, the FASB issued ASU 2018-19, "Codification Improvements to Topic 326, Financial Instruments-Credit Losses." This update was issued related to ASU 2016-13 to increase the stakeholders' awareness of the amendments to scope and transition and effective date requirements and to expedite the improvements. In November 2019, the FASB issued ASU 2019-11, "Codification Improvements to Topic 326, Financial Instruments-Credit Losses." The amendments in this update clarify or address stakeholders' specific issues about certain aspects of the amendments in Update 2016-13.	First quarter 2020.	The adoption of this standard did not have a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820), Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement." The amendments in this update modify the disclosure requirements on fair value measurements including the consideration of costs and benefits.	First quarter 2020.	The adoption of this standard did not have a material impact on its consolidated financial statements.

In April 2019, the FASB issued ASU 2019-04, "Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments." The amendments in this update represent changes to clarify, correct errors in, or improve the Codification. The amendments should make the Codification easier to understand and easier to apply by eliminating inconsistencies and providing clarification.	First quarter 2020.	The adoption of this standard did not have a material impact on its consolidated financial statements.

In May 2019, the FASB issued ASU 2019-05, "Financial Instruments-Credit Losses (Topic 326)." The amendments in this Update provide entities that have certain instruments within the scope of Subtopic 326-20 with an option to irrevocably elect the fair value option in the Subtopic 825-10, Financial Instruments-Overall, upon adoption of Topic 326. An entity that elects the fair value option should subsequently apply the guidance in Subtopic 820-10, Fair Value Measurement-Overall, and 825-10.	First quarter 2020.	The adoption of this standard did not have a material impact on its consolidated financial statements.

Recently issued accounting pronouncements

Description	Effective Date	Effect on Financial Statements
In January 2020, the FASB issued ASU 2020-01, “Investments-Equity Securities (Topic 321), Investment-Equity Method and Joint Ventures (Topic 323, and Derivatives and Hedging (Topic 815).” The amendments in this Update clarify the interaction of the accounting for equity securities under Topic 321 and investments accounted for under the equity method of accounting in Topic 323 and the accounting for certain forward contracts and purchase options accounted for under Topic 815.	First quarter 2021.	The Company is evaluating the impact this standard may have on its consolidated financial statements.
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The amendments in this Update provide optional expedients and exceptions for applying generally accepted accounting principles (GAAP) to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this Update apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform.
	March 12, 2020 through December 31, 2022	The Company is evaluating the impact this standard may have on its consolidated financial statements.

Note 3 — Fair Value of Financial Instruments

The following tables present the Company’s financial instruments carried at fair value as of March 31, 2020 and December 31, 2019, based upon the valuation hierarchy (dollars in thousands):

	March 31, 2020
	Fair Value
	Level I	Level II	Level III	Total
Assets
Agency CMBS	$—	$413,394	$—	$413,394
Agency CMBS Interest-Only Strips accounted for as derivatives, included in MBS	—	2,792	—	2,792
Agency RMBS Interest-Only Strips	—	—	9,952	9,952
Agency RMBS Interest-Only Strips accounted for as derivatives, included in MBS	—	—	4,490	4,490
Subtotal Agency MBS	—	416,186	14,442	430,628
Non-Agency CMBS	—	243,444	6,865	250,309
Non-Agency RMBS	—	—	21,123	21,123
Non-Agency RMBS Interest-Only Strips	—	—	5,174	5,174
Subtotal Non-Agency MBS	—	243,444	33,162	276,606

Other securities	—	40,040	7,371	47,411
Total mortgage-backed securities and other securities	—	699,670	54,975	754,645

Residential Whole Loans	—	—	1,309,795	1,309,795
Residential Bridge Loans	—	—	26,050	26,050
Securitized commercial loans	—	—	477,131	477,131
Commercial Loans	—	—	320,308	320,308
Derivative assets	—	33,675	—	33,675
Total Assets	$—	$733,345	$2,188,259	$2,921,604

Liabilities
Derivative liabilities	$—	$43,967	$—	$43,967
Securitized debt	—	396,663	161	396,824
Total Liabilities	$—	$440,630	$161	$440,791

	December 31, 2019
	Fair Value
	Level I	Level II	Level III	Total
Assets
Agency CMBS	$—	$1,435,477	$—	$1,435,477
Agency CMBS Interest-Only Strips accounted for as derivatives, included in MBS	—	3,092	—	3,092
Agency RMBS	—	340,771	—	340,771
Agency RMBS Interest-Only Strips	—	—	10,343	10,343
Agency RMBS Interest-Only Strips accounted for as derivatives, included in MBS	—	—	5,572	5,572
Subtotal Agency MBS	—	1,779,340	15,915	1,795,255

Non-Agency CMBS	—	316,019	—	316,019
Non-Agency RMBS	—	—	38,131	38,131
Non-Agency RMBS Interest-Only Strips	—	—	7,683	7,683
Subtotal Non-Agency MBS	—	316,019	45,814	361,833

Other securities	—	62,965	17,196	80,161
Total mortgage-backed securities and other securities	—	2,158,324	78,925	2,237,249

Residential Whole Loans	—	—	1,375,860	1,375,860
Residential Bridge Loans	—	—	33,269	33,269
Securitized commercial loan	—	—	370,213	370,213
Commercial Loans	—	—	909,040	909,040
Derivative assets	—	5,111	—	5,111
Total Assets	$—	$2,163,435	$2,767,307	$4,930,742

Liabilities
Derivative liabilities	$—	$6,370	$—	$6,370
Securitized debt	—	680,586	1,057	681,643
Total Liabilities	$—	$686,956	$1,057	$688,013

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
As of December 31, 2019, the values for the Conforming Residential Whole Loan Portfolio were based on a third party pricing service valuation model that assigns a loan value using TBA prices, adjusted for delivery to Fannie Mae using Fannie Mae's loan-level price adjustment matrix. As of March 31, 2020, the values for the confirming loans were based on a prices from pool of conforming residential whole loans that traded in April 2020. In addition to pricing the underlying mortgages, the third party pricing service uses a service release premium valuation representing the sale of the right to service the mortgages. Together, the TBA price and service release premium price form the "All-In" price for these mortgages.

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

Derivatives

Values for the Company's derivatives are based upon prices from third party pricing services, whose pricing is subject to review by the Manager’s pricing committee. In valuing its over-the-counter interest rate derivatives, such as swaps and swaptions, its currency derivatives, such as swaps and forwards and credit derivatives such as total return swaps, the Company considers the creditworthiness of both the Company and its counterparties, along with collateral provisions contained in each derivative agreement, from the perspective of both the Company and its counterparties. No credit valuation adjustment was made in determining the fair value of interest rate derivatives and/or futures contracts for the periods ended March 31, 2020 and December 31, 2019.

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
The following tables present a summary of the available quantitative information about the significant unobservable inputs used in the fair value measurement of financial instruments for which the Company has utilized Level III inputs to determine fair value as of March 31, 2020 and December 31, 2019 (dollars in thousands):

	Fair Value at			Range
	March 31, 2020	Valuation Technique	Unobservable Input	Minimum	Maximum		Weighted Average

Residential Whole-Loans(2)	1,161,199	Discounted Cash Flow	Yield	4.7%	8.9%		6.6%
			Weighted Average Life	1.2	6.6		2.5
Residential Bridge Loans	26,050	Discounted Cash Flow	Yield	8.5%	26.3%	(1)	11.6%
			Weighted Average Life	0.2	1.8		0.8
Commercial Loans	320,308	Discounted Cash Flow	Yield	6.5%	14.9%		9.4%
			Weighted Average Life	1.2	2.7		1.4

	Fair Value at			Range
	December 31, 2019	Valuation Technique	Unobservable Input	Minimum	Maximum		Weighted Average

Residential Whole-Loans(2)	1,200,566	Discounted Cash Flow	Yield	3.4%	7.0%		3.7%
			Weighted Average Life	1.4	7.8		3.0
Residential Bridge Loans	33,269	Discounted Cash Flow	Yield	7.5%	27.0%	(1)	9.8%
			Weighted Average Life	0.3	1.8		0.8
Commercial Loans	370,213	Discounted Cash Flow	Yield	4.7%	10.9%		7.5%
			Weighted Average Life	0.4	2.9		1.6

(1)  Yield to maturity is the total return on the loan expressed as an annual rate. Delinquent Bridge Loans that are nearing maturity and with fair value that is significantly less than the principal amount have a higher yield to maturity, some of which are greater than 100%.
(2) As of March 31, 2020, excludes $148.6 million of conforming residential whole loans, which were valued based on prices from a pool of conformning residential loans that traded in April 2020. As of December 31, 2019, excludes $175.3 million of Conforming Residential Whole Loans, which were valued using TBA prices, adjusted for delivery to Fannie Mae using Fannie Mae's loan-level price adjustment matrix. As of December 31, 2019, the TBA prices used for valuing the conforming loans range from $101.39 to $107.63.

The following tables present additional information about the Company’s financial instruments which are measured at fair value on a recurring basis for which the Company has utilized Level III inputs to determine fair value:

	Three months ended March 31, 2020
$ in thousands	Agency MBS	Non-Agency MBS	Other Securities	Residential Whole Loans	Residential Bridge Loans	Commercial Loans	Securitized commercial loans	Securitized debt
Beginning balance	$15,915	$45,814	$17,196	$1,375,860	$33,269	$370,213	$909,040	$1,057
Transfers into Level III from Level II	—	—	—	—	—	—	—	—
Transfers from Level III into Level II	—	—	(6,482)	—	—	—	—	—
Purchases	—	—	—	111,486	—	—	—	—
Sales and settlements	—	(12,702)	—	—	—	—	—	—
Transfers to REO	—	—	—	—	(489)	—	—	—
VIE deconsolidation	—	6,852	—	—	—	—	(150,804)	—
Principal repayments	—	(320)	(153)	(80,361)	(6,408)	(37,638)	(154,701)	—
Total net gains / losses included in net income
Realized gains/(losses), net on assets	—	(16)	—	—	(85)	—	—	—
Unrealized gains/(losses), net on assets(1)	(534)	(5,835)	(3,120)	(96,160)	(218)	(12,462)	(127,171)	—
Unrealized (gains)/losses, net on liabilities(2)	—	—	—	—	—	—	—	(377)
Premium and discount amortization, net	(939)	(631)	(70)	(1,030)	(19)	195	767	(519)
Ending balance	$14,442	$33,162	$7,371	$1,309,795	$26,050	$320,308	$477,131	$161

Unrealized gains/(losses), net on assets held at the end of the period(1)	$(534)	$(5,605)	$(1,770)	$(94,347)	$(417)	$(12,460)	$(68,013)	$—
Unrealized gains/(losses), net on liabilities held at the end of the period(2)	$—	$—	$—	$—	$—	$—	$—	$377

	Three months ended March 31, 2019
$ in thousands	Agency MBS	Non-Agency MBS	Other Securities	Residential Whole Loans	Residential Bridge Loans	Commercial Loans	Securitized commercial loan	Securitized debt
Beginning balance	$19,837	$50,555	$8,951	$1,041,885	$211,999	$216,123	$1,013,511	$2,286
Transfers into Level III from Level II	—	—	8,386	—	—	—	—	—
Transfers from Level III into Level II	—	—	—	—	—	—	—	—
Purchases	—	—	—	248,105	—	121,189	903,770	—
Sales and settlements	—	—	—	—	—	—	—	3,769
Principal repayments	—	(252)	—	(28,532)	(66,612)	(165)	(988,714)	—
Total net gains / losses included in net income			0
Realized gains/(losses), net on assets	—	—	—	—	(87)	—	—	—
Other than temporary impairment	(25)	(241)	—	—	—	—	—	—
Unrealized gains/(losses), net on assets(1)	387	(1,193)	121	5,886	(780)	223	1,349	—
Unrealized (gains)/losses, net on liabilities(2)	—	—	—	—	—	—	—	(1,970)
Premium and discount amortization, net	(1,091)	(477)	(78)	(181)	(350)	208	(442)	(316)
Ending balance	$19,108	$48,392	$17,380	$1,267,163	$144,170	$337,578	$929,474	$3,769

Unrealized gains/(losses), net on assets held at the end of the period(1)	$387	$(1,193)	$121	$6,108	$(780)	$223	$1,377	$—
Unrealized gains/(losses), net on liabilities held at the end of the period(2)	$—	$—	$—	$—	$—	$—	$—	$(28)

(1)Gains and losses are included in "Unrealized gain (loss), net" in the Consolidated Statements of Operations.
(2)Gains and losses on securitized debt are included in "Unrealized gain (loss), net" in the Consolidated Statements of Operations.

Transfers between hierarchy levels for the three months ended March 31, 2020 and March 31, 2019 were based on the availability of sufficient observable inputs. Movements from Level II to Level III was based on the back-testing of historical sales transactions performed by the Manager, which did not provide sufficient observable data to meet Level II versus Level III criteria, resulting in the movement from Level II to Level III. Movements from Level III to Level II was based on information received from a third party pricing service which, along with the back-testing of historical sales transactions performed by the Manager, which provided the sufficient observable data for the movement from Level III to Level II. The Company did not have transfers between either Level I and Level II or Level I and Level III for the three months ended March 31, 2020 and March 31, 2019.

Other Fair Value Disclosures

Certain Residential Bridge Loans, repurchase agreement borrowings, convertible senior unsecured notes and securitized debt are not carried at fair value in the consolidated financial statements. The following table presents the carrying value and estimated fair value of the Company’s financial instruments that are not carried at fair value as of March 31, 2020 and December 31, 2019 in the consolidated financial statements (dollars in thousands):

	March 31, 2020		December 31, 2019
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets
Residential Bridge Loans	$2,584	$2,575	$3,150	$3,148
Total	$2,584	$2,575	$3,150	$3,148

Liabilities
Borrowings under repurchase agreements	$1,553,715	$1,358,436	$2,824,801	$2,829,093
Convertible senior unsecured notes	197,984	65,801	197,299	209,172
Securitized debt(1)	747,371	709,366	801,109	810,914
Total	$2,499,070	$2,133,603	$3,823,209	$3,849,179

(1) Carrying value excludes $5.1 million and $5.3 million of deferred financing costs as of March 31, 2020 and December 31, 2019, respectively.

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

Securitized debt

Values for the Company's securitized debt, related to the securitization of a portion of its Residential Whole Loans, are based upon prices obtained from independent third party pricing services. The valuation methodology of the third party pricing services incorporates market information and commonly used market pricing methods, which include actual trades and quoted prices for similar or identical instruments. In determining the proper fair value hierarchy or level, the Company considers the amount of available observable market data for each security. Since the securitized debt represents traded debt securities, the Manager's pricing team reviews the trade activity during the quarter for each security to determine the appropriate level within the fair value hierarchy. If there is sufficient trade data above a predetermined threshold, the Manager determines it has sufficient observable market data and the debt security will be categorized as a Level II. If there is not sufficient observable market data the debt security will be categorized as a Level III. At March 31, 2020, there was not sufficient observable market data for the debt to be classified as a Level II, accordingly it was classified as a Level III.

Note 4 – Mortgage-Backed Securities and other securities

The following tables present certain information about the Company’s investment portfolio at March 31, 2020 and December 31, 2019 (dollars in thousands):

	March 31, 2020
	Principal Balance	Unamortized Premium (Discount), net	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Net Weighted Average Coupon
Agency CMBS	$369,843	$17,323	$387,166	$26,228	$—	$413,394	3.1%
Agency CMBS Interest-Only Strips accounted for as derivatives(1) (2)	N/A	N/A	N/A	N/A	N/A	2,792	0.4%
Subtotal Agency CMBS	369,843	17,323	387,166	26,228	—	416,186	2.3%
Agency RMBS Interest-Only Strips (1)(2)	N/A	N/A	8,102	2,165	(315)	9,952	3.1%
Agency RMBS Interest-Only Strips, accounted for as derivatives (1) (2)	N/A	N/A	N/A	N/A	N/A	4,490	2.9%
Subtotal Agency RMBS	—	—	8,102	2,165	(315)	14,442	3.0%
Total Agency MBS	369,843	17,323	395,268	28,393	(315)	430,628	2.5%

Non-Agency RMBS	39,261	(15,462)	23,799	302	(2,978)	21,123	4.6%
Non-Agency RMBS Interest- Only Strips (1)	N/A	N/A	7,229	6	(2,061)	5,174	0.5%
Subtotal Non-Agency RMBS	39,261	(15,462)	31,028	308	(5,039)	26,297	0.9%
Non-Agency CMBS	336,816	(32,685)	304,131	48	(53,870)	250,309	5.3%
Total Non-Agency MBS	376,077	(48,147)	335,159	356	(58,909)	276,606	2.8%

Other securities (3)	76,482	(8,660)	77,258	—	(29,847)	47,411	6.5%
Total	$822,402	$(39,484)	$807,685	$28,749	$(89,071)	$754,645	2.8%

	December 31, 2019
	Principal Balance	Unamortized Premium (Discount), net	Discount Designated as Credit Reserve and OTTI	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Net Weighted Average Coupon
Agency CMBS	$1,347,929	$26,514	$—	$1,374,443	$66,832	$(5,798)	$1,435,477	3.4%
Agency CMBS Interest-Only Strips accounted for as derivatives (1) (2)	N/A	N/A	N/A	N/A	N/A	N/A	3,092	0.4%
Subtotal Agency CMBS	1,347,929	26,514	—	1,374,443	66,832	(5,798)	1,438,569	3.1%
Agency RMBS	327,814	5,473	—	333,287	7,484	—	340,771	3.5%
Agency RMBS Interest-Only Strips (1)	N/A	N/A	N/A	$8,661	$1,820	$(138)	$10,343	2.8%
Agency RMBS Interest-Only Strips, accounted for as derivatives (1) (2)	N/A	N/A	N/A	N/A	N/A	N/A	5,572	3.0%
Subtotal Agency RMBS	327,814	5,473	—	341,948	9,304	(138)	356,686	3.3%
Total Agency MBS	1,675,743	31,987	—	1,716,391	76,136	(5,936)	1,795,255	3.1%

Non-Agency RMBS	52,767	4,492	(20,256)	37,003	1,388	(260)	38,131	4.8%
Non-Agency RMBS Interest- Only Strips (1)	N/A	N/A	N/A	7,705	636	(658)	7,683	0.6%
Subtotal Non-Agency RMBS	52,767	4,492	(20,256)	44,708	2,024	(918)	45,814	1.0%
Non-Agency CMBS	354,458	(17,909)	(22,016)	314,533	6,359	(4,873)	316,019	5.1%
Total Non-Agency MBS	407,225	(13,417)	(42,272)	359,241	8,383	(5,791)	361,833	2.7%

Other securities (3)	71,896	(2,437)	(6,203)	73,975	6,392	(206)	80,161	6.7%
Total	$2,154,864	$16,133	$(48,475)	$2,149,607	$90,911	$(11,933)	$2,237,249	3.1%

(1) IOs and IIOs have no principal balances and bear interest based on a notional balance.  The notional balance is used solely to determine interest distributions on interest-only class of securities.  At March 31, 2020, the notional balance for Agency RMBS IOs and IIOs, Non-Agency RMBS IOs and IIOs, Agency RMBS IOs and IIOs, accounted for as derivatives and Agency CMBS IOs and IIOs, accounted for as derivatives was $114.5 million, $420.8 million, $60.8 million and $158.6 million, respectively.  At December 31, 2019, the notional balance for Agency RMBS IOs and IIOs, Non-Agency RMBS IOs and IIOs, Agency RMBS IOs and IIOs, accounted for as derivatives and Agency CMBS IOs and IIOs, accounted for as derivatives was $121.7 million, $442.4 million, $64.8 million, and $160.2 million, respectively.
(2)  Interest on these securities is reported as a component of "Gain (loss) on derivative instruments, net" in the Consolidated Statements of Operations.
(3)  Other securities include residual interests in asset-backed securities which have no principal balance and an amortized cost of approximately $9.4 million and $10.7 million, as of March 31, 2020 and December 31, 2019, respectively.

As of March 31, 2020 and December 31, 2019 the weighted average expected remaining term of the MBS and other securities investment portfolio was 8.4 years and 7.9 years, respectively.

Prior to to the adoption of ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” on January 1, 2020, the Company recorded Other Than Temporary Impairment ("OTTI") when the credit quality of the underlying collateral of the beneficial interest deteriorates and or the scheduled payments are faster than previously projected. Accordingly, as of January 1, 2020, a credit loss adjustment, if any, would be reflected in the fair value of these securities and are no longer reported as OTTI in the Consolidated Statements of Operations.

The following table presents the changes in the components of the Company’s purchase discount and amortizable premium on its Non-Agency RMBS, Non-Agency CMBS and other securities for the three months ended March 31, 2019 (dollars in thousands):

	Three months ended March 31, 2019
	Discount Designated as Credit Reserve and OTTI	Accretable Discount(1)	Amortizable Premium(1)
Balance at beginning of period	$(53,523)	$(29,465)	$14,928
Accretion of discount	—	1,277	—
Amortization of premium	—	—	(481)
Realized credit losses	3,001	—	—
Purchases	—	—	—
Sales	2,694	—	(523)
Net impairment losses recognized in earnings	(966)	—	—
Transfers/release of credit reserve(2)	(1,293)	556	737
Balance at end of period	$(50,087)	$(27,632)	$14,661

(1) Together with coupon interest, accretable purchase discount and amortizable premium is recognized as interest income over the life of the security.
(2) Subsequent reductions of a security’s non-accretable discount results in a corresponding reduction in its amortizable premium.

The following tables present the fair value and contractual maturities of the Company’s investment securities at March 31, 2020 and December 31, 2019 (dollars in thousands):

	March 31, 2020
	< or equal to 10 years	> 10 years and < or equal to 20 years	> 20 years and < or equal to 30 years	> 30 years	Total
Agency CMBS	$68,875	$344,519	$—	$—	$413,394
Agency CMBS Interest-Only Strips, accounted for as derivatives	—	—	—	2,792	2,792
Agency RMBS Interest-Only Strips	1,965	1,924	6,063	—	9,952
Agency RMBS Interest-Only Strips accounted for as derivatives	545	3,192	753	—	4,490
Subtotal Agency	71,385	349,635	6,816	2,792	430,628

Non-Agency CMBS	69,336	116,300	63,839	834	250,309
Non-Agency RMBS	—	—	7,732	13,391	21,123
Non-Agency RMBS Interest- Only Strips	—	—	744	4,430	5,174
Subtotal Non-Agency	69,336	116,300	72,315	18,655	276,606

Other securities	13,168	10,937	13,126	10,180	47,411
Total	$153,889	$476,872	$92,257	$31,627	$754,645

	December 31, 2019
	< or equal to 10 years	> 10 years and < or equal to 20 years	> 20 years and < or equal to 30 years	> 30 years	Total
Agency CMBS	$973,189	$462,288	$—	$—	$1,435,477
Agency CMBS Interest-Only Strips, accounted for as derivatives	—	—	—	3,092	3,092
Agency RMBS	—	—	340,771	—	340,771
Agency RMBS Interest-Only Strips	2,413	1,966	5,964	—	10,343
Agency RMBS Interest-Only Strips accounted for as derivatives	669	3,893	1,010	—	5,572
Subtotal Agency	976,271	468,147	347,745	3,092	1,795,255

Non-Agency CMBS	89,782	125,282	92,610	8,345	316,019
Non-Agency RMBS	—	—	8,966	29,165	38,131
Non-Agency RMBS Interest- Only Strips	—	—	1,716	5,967	7,683
Subtotal Non-Agency	89,782	125,282	103,292	43,477	361,833

Other securities	25,824	31,823	2,768	19,746	80,161
Total	$1,091,877	$625,252	$453,805	$66,315	$2,237,249

The following tables present the gross unrealized losses and estimated fair value of the Company’s MBS and other securities by length of time that such securities have been in a continuous unrealized loss position at March 31, 2020 and December 31, 2019 (dollars in thousands):

	March 31, 2020
	Less than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Agency RMBS Interest-Only Strips	$731	$(72)	3	$1,496	$(243)	7	$2,227	$(315)	10
Subtotal Agency	731	(72)	3	1,496	(243)	7	2,227	(315)	10

Non-Agency CMBS	218,447	(51,052)	40	17,146	(2,818)	5	235,593	(53,870)	45
Non-Agency RMBS	18,993	(2,978)	5	—	—	—	18,993	(2,978)	5
Non-Agency RMBS Interest-Only Strips	4,728	(2,061)	3	—	—	—	4,728	(2,061)	3
Subtotal Non-Agency	242,168	(56,091)	48	17,146	(2,818)	5	259,314	(58,909)	53

Other securities	47,411	(29,847)	16	—	—	—	47,411	(29,847)	16
Total	$290,310	$(86,010)	67	$18,642	$(3,061)	12	$308,952	$(89,071)	79

	December 31, 2019
	Less than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Agency CMBS	$214,084	$(5,798)	16	$—	$—	—	$214,084	$(5,798)	16
Agency RMBS Interest-Only Strips	1,376	(43)	4	1,828	(95)	7	3,204	(138)	11
Subtotal Agency	215,460	(5,841)	20	1,828	(95)	7	217,288	(5,936)	27

Non-Agency CMBS	171,650	(4,302)	31	18,069	(571)	4	189,719	(4,873)	35
Non-Agency RMBS	13,214	(260)	1	—	—	—	13,214	(260)	1
Non-Agency RMBS Interest-Only Strips	1,716	(658)	1	—	—	—	1,716	(658)	1
Subtotal Non-Agency	186,580	(5,220)	33	18,069	(571)	4	204,649	(5,791)	37

Other securities	10,512	(206)	2	—	—	—	10,512	(206)	2
Total	$412,552	$(11,267)	55	$19,897	$(666)	11	$432,449	$(11,933)	66

The following table presents the OTTI the Company recorded on its securities portfolio (dollars in thousands):

Three months ended March 31, 2019
Agency RMBS(1)	$25
Non-Agency CMBS	966
Non-Agency RMBS	241
Total	$1,232

(1) Other-than-temporary impairment on Agency RMBS includes impairments on Agency RMBS IOs and unrealized loss on Agency RMBS securities that we had the intent to sell at the end of the period, if applicable.

The following tables present components of interest income on the Company’s MBS and other securities for the three months ended March 31, 2020 and March 31, 2019, respectively (dollars in thousands):

	For the three months ended March 31, 2020			For the three months ended March 31, 2019
	Coupon Interest	Net (Premium Amortization/Amortization Basis) Discount Amortization	Interest Income	Coupon Interest	Net (Premium Amortization/Amortization Basis) Discount Amortization	Interest Income
Agency CMBS	$10,923	$(588)	$10,335	$10,989	$(56)	$10,933
Agency RMBS	2,756	(842)	1,914	871	(655)	216
Non-Agency CMBS	4,797	968	5,765	3,111	924	4,035
Non-Agency RMBS	1,151	(641)	510	1,207	(477)	730
Other securities	2,805	(1,464)	1,341	2,889	(1,591)	1,298
Total	$22,432	$(2,567)	$19,865	$19,067	$(1,855)	$17,212

The following tables present the sales and realized gain (loss) of the Company’s MBS and other securities for the three months ended March 31, 2020 and March 31, 2019, respectively (dollars in thousands):

	For the three months ended March 31, 2020				For the three months ended March 31, 2019
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Agency CMBS	$1,259,032	$94,307	$(6,454)	$87,853	$206,710	$—	$(4,189)	$(4,189)
Agency RMBS	391,436	10,420	(38)	10,382	—	—	—	—
Non-Agency CMBS	51,940	1	(8,802)	(8,801)	9,000	—	(829)	(829)
Non-Agency RMBS	12,702	—	(16)	(16)	—	—	—	—
Other securities	17,746	113	—	113	—	—	—	—
Total	$1,732,856	$104,841	$(15,310)	$89,531	$215,710	$—	$(5,018)	$(5,018)

Unconsolidated CMBS VIEs

The Company’s economic interests held in unconsolidated CMBS VIEs are limited in nature to those of a passive holder of CMBS issued by securitization trusts; the Company was not involved in the design or creation of the securitization trusts. The Company evaluates its CMBS holdings, for potential consolidation of the securitized trust, in which it owns the most subordinate tranche or a portion of the controlling class. As of March 31, 2020 and December 31, 2019, the Company held eight and ten variable interests in unconsolidated CMBS VIEs, respectively, in which it either owned the most subordinate class or a portion of the controlling class. The Company determined it was not the primary beneficiary and accordingly, the CMBS VIEs were not consolidated in the Company’s consolidated financial statements. As of March 31, 2020 and December 31, 2019, the Company’s maximum exposure to loss from these variable interests did not exceed the carrying value of these investments of $74.6 million and $117.7 million, respectively. These investments are classified in "Non-Agency mortgage-backed securities, at fair value" in the Company’s Consolidated Balance Sheets. Further, as of March 31, 2020 and December 31, 2019, the Company did not guarantee any obligations of unconsolidated entities or enter into any commitment or intent to provide funding to any such entities.

Note 5 — Residential Whole Loans and Bridge Loans

Residential Whole-Loan Trust

The consolidated financial statements include the consolidation of Revolving Mortgage Investment Trust 2015-1QR2 ("RMI 2015 Trust") since it met the definition of a VIE and the Company determined that it was the primary beneficiary of the trust because it was involved in the design of the trust, has oversight rights on defaulted assets and has other significant decision making powers. In addition, the Company has the obligation to absorb losses to the extent of its ownership interest and the right to receive benefits from the trust that could potentially be significant to the trust.  RMI 2015 Trust has issued a trust certificate that is wholly-owned by the Company and represents the entire beneficial interest in pools of Non-QM Residential Whole Loans held by the trust. As of March 31, 2020 and December 31, 2019, the Company financed the trust certificate with $285.4 million and $209.9 million, respectively, on long-term financing facilities which automatically roll until such time as they are terminated or until certain conditions of default. The financing liability is held outside the trust. The Company classifies the underlying Residential Whole Loans owned by the trust in "Residential Whole Loans, at fair value" in the Consolidated Balance Sheets and has eliminated the intercompany trust certificate in consolidation.

        In August 2018, the Company formed Revolving Mortgage Investment Trust 2018-RCR ("RCR Trust") to acquire Conforming Residential Whole Loans. The Company determined that RCR Trust was a VIE and that the Company was the primary beneficiary of the trust because it was involved in the design of the trust, has oversight rights on defaulted assets and has other significant decision making powers. In addition, the Company has the obligation to absorb losses to the extent of its ownership interest and the right to receive benefits from the trust that could potentially be significant to the trust. As of March 31, 2020 and December 31, 2019, the Company financed the trust certificate with $155.5 million and $164.3 million, respectively, of repurchase agreements, which is a liability held outside the trust. The Company classifies the underlying conforming mortgages owned by the trust in "Residential Whole Loans, at fair value" in the Consolidated Balance Sheets. The Company has eliminated the intercompany trust certificate in consolidation.

        In September 2018, the Company formed Revolving Mortgage Investment Trust 2018-RNR ("RNR Trust") to acquire Non-QM Residential Whole Loans. The Company determined that RNR Trust was a VIE and that the Company was the primary beneficiary because it was involved in the design of the trust, has oversight rights on defaulted assets and has other significant decision making powers. In addition, the Company has the obligation to absorb losses to the extent of its ownership interest and the right to receive benefits from the trust that could potentially be significant to the trust. As of March 31, 2020 and December 31, 2019, the Company's trust certificate was financed with $23.3 million and $8.1 million, respectively, of repurchase agreements, which is a liability held outside the trust. The Company classifies the underlying Non-QM Residential Whole Loans in "Residential Whole Loans, at fair value" in the Consolidated Balance Sheets. The Company has eliminated the intercompany trust certificate in consolidation.

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

        In November 2019, the Company formed Revolving Mortgage Investment Trust 2019-RBR ("RBR Trust") to acquire Non-QM Residential Whole Loans. The Company determined that RBR Trust was a VIE and that the Company was the primary beneficiary because it was involved in the design of the trust, has oversight rights on defaulted assets and has other significant decision making powers. In addition, the Company has the obligation to absorb losses to the extent of its ownership interest and the right to receive benefits from the trust that could potentially be significant to the trust. As of March 31, 2020 and December 31, 2019, the Company's trust certificate was financed with $91.4 million and $91.7 million of repurchase agreements, which is a liability held outside the trust. The Company classifies the underlying Non-QM Residential Whole Loans in "Residential Whole Loans, at fair value" in the Consolidated Balance Sheets. The Company has eliminated the intercompany trust certificate in consolidation.

Residential Bridge Loan Trust

        In February 2017, The Company formed Revolving Mortgage Investment Trust 2017-BRQ1 ("RMI 2017 Trust") and acquired the trust certificate, which represents the entire beneficial interest in pools of Residential Bridge Loans and certain Residential Whole Loans held by the trust. Residential Bridge Loans are mortgage loans secured by residences, typically short-

term. The Company determined that RMI Trust was a VIE and that the Company was the primary beneficiary because it was involved in the design of the trust, has oversight rights on defaulted assets and has other significant decision making powers. In addition, the Company has the obligation to absorb losses to the extent of its ownership interest and the right to receive benefits from the trust that could potentially be significant to the trust. As of March 31, 2020 and December 31, 2019, the Company financed the trust certificate with $26.5 million and $32.1 million, respectively, of repurchase agreement borrowings, which is a liability held outside the trust. The Company classifies both the underlying Residential Bridge Loans carried at amortized cost and the Residential Bridge Loans that it elected the fair value option in "Residential Bridge Loans" and the Residential Whole Loans in "Residential Whole Loans, at fair value" in the Consolidated Balance Sheets. The Company has eliminated the intercompany trust certificate in consolidation.

Consolidated Residential Whole-Loan and Residential Bridge Loan Trusts

The Company assesses modifications to VIEs on an ongoing basis to determine if a significant reconsideration event has occurred that would change the Company’s initial consolidation assessment.  The five consolidated Residential Whole-Loan trusts collectively hold 3,534 Residential Whole Loans and the consolidated Bridge Loan Trust holds 51 Residential Bridge Loans and nine Residential Whole Loans as of March 31, 2020.

The following table presents a summary of the assets and liabilities of the consolidated residential whole loan trusts and residential bridge loan trust included in the Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019 (dollars in thousands):

	March 31, 2020	December 31, 2019
Cash and cash equivalents	$4,542	$1,811
Residential Whole Loans, at fair value ($1,309,795 and $1,375,860 pledged as collateral, at fair value, respectively)	1,309,795	1,375,860
Residential Bridge Loans ($24,987 and $31,748 at fair value and $27,571 and $34,897 pledged as collateral, respectively)	27,571	34,897
Investment related receivable	24,738	19,138
Interest receivable	8,517	7,840
Other assets	101	90
Total assets	$1,375,264	$1,439,636
Securitized debt, net	$742,297	$795,811
Interest payable	2,210	2,367
Accounts payable and accrued expenses	122	173
Total liabilities	$744,629	$798,351

The Company’s risk with respect to its investment in each residential loan trust is limited to its direct ownership in the trust. The Residential Whole Loans, Residential Bridge Loans and Commercial Loan held by the consolidated trusts are held solely to satisfy the liabilities of the trust, and creditors of the trust have no recourse to the general credit of the Company. The Company is not contractually required and has not provided any additional financial support to the trusts for the three months ended March 31, 2020 and March 31, 2019.

The following table presents the components of the carrying value of Residential Whole Loans and Residential Bridge Loans as of March 31, 2020 and December 31, 2019 (dollars in thousands):

	Residential Whole Loans, at Fair Value		Residential Bridge Loans, at Fair Value(1)		Residential Bridge Loans, at Amortized Cost(1)
	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Principal balance	$1,352,778	$1,325,443	$27,059	$34,041	$2,591	$3,155
Unamortized premium	30,983	28,588	52	79	3	6
Unamortized discount	(2,662)	(2,839)	(7)	(13)	(10)	(11)
Amortized cost	1,381,099	1,351,192	27,104	34,107	2,584	3,150
Gross unrealized gains	227	26,363	3	10	N/A	N/A
Gross unrealized losses	(71,531)	(1,695)	(1,057)	(848)	N/A	N/A
Fair value	$1,309,795	$1,375,860	$26,050	$33,269	N/A	N/A

 (1) These loans are classified in "Residential Bridge Loans" in the Consolidated Balance Sheets.

Residential Whole Loans

The Residential Whole Loans have low LTV's and are comprised of 2,963 Non-QM adjustable rate mortgages, 571 conforming fixed rate mortgages and nine investor fixed rate mortgages. The following tables present certain information about the Company’s Residential Whole Loan investment portfolio at March 31, 2020 and December 31, 2019 (dollars in thousands):

March 31, 2020
			Weighted Average
Current Coupon Rate	Number of Loans	Principal Balance	Original LTV	Original FICO Score(1)	Expected Life (years)(2)	Contractual Maturity (years)	Coupon Rate
3.01 – 4.00%	52	$17,940	62.7%	734	2.8	28.1	3.9%
4.01– 5.00%	1,716	588,582	61.8%	746	2.3	28.5	4.8%
5.01 – 6.00%	1,707	723,264	62.2%	736	2.6	28.1	5.4%
6.01 – 7.00%	66	22,477	58.2%	724	3.5	26.8	6.2%
7.01 - 8.00%	2	515	73.2%	753	4.0	28.4	7.1%
Total	3,543	$1,352,778	62.0%	740	2.5	28.2	5.1%

(1)The original FICO score is not available for 282 loans with a principal balance of approximately $94.4 million at March 31, 2020. The Company has excluded these loans from the weighted average computations.
(2)Excludes the expected lives of the conforming Residential Whole Loans held by RCR Trust.

December 31, 2019
			Weighted Average
Current Coupon Rate	Number of Loans	Principal Balance	Original LTV	Original FICO Score(1)	Expected Life (years)(2)	Contractual Maturity (years)	Coupon Rate
3.01 – 4.00%	53	$17,284	61.7%	736	2.4	28.0	3.9%
4.01– 5.00%	1,689	557,144	61.4%	744	2.8	28.5	4.8%
5.01 – 6.00%	1,682	713,397	62.0%	736	3.0	28.3	5.4%
6.01 – 7.00%	103	37,102	54.1%	727	3.8	25.3	6.2%
7.01 - 8.00%	2	516	73.2%	753	4.7	28.6	7.1%
Total	3,529	$1,325,443	61.5%	739	3.0	28.3	5.2%

(1)The original FICO score is not available for 286 loans with a principal balance of approximately $94.6 million at December 31, 2019. The Company has excluded these loans from the weighted average computations.
(2)Excludes the expected lives of the conforming Residential Whole Loans held by RCR Trust.

The following table presents the various states across the United States in which the collateral securing the Company’s Residential Whole Loans at March 31, 2020 and December 31, 2019, based on principal balance, is located (dollars in thousands):

March 31, 2020			December 31, 2019
State	State Concentration	Principal Balance	State	State Concentration	Principal Balance
California	66.5%	$899,344	California	66.1%	$875,738
New York	15.9%	214,658	New York	16.2%	214,141
Georgia	3.1%	42,506	Georgia	3.4%	45,189
Florida	2.8%	38,154	Florida	2.8%	36,641
New Jersey	2.2%	29,367	New Jersey	2.3%	30,450
Other	9.5%	128,749	Other	9.2%	123,284
Total	100.0%	$1,352,778	Total	100.0%	$1,325,443

Residential Bridge Loans

The Residential Bridge Loans are comprised of short-term non-owner occupied fixed rate loans secured by single or multi-unit residential properties, with LTVs generally not to exceed 85%. The following tables present certain information about the Company’s Residential Bridge Loan investment portfolio at March 31, 2020 and December 31, 2019 (dollars in thousands):

March 31, 2020
c			Weighted Average
Current Coupon Rate	Number of Loans	Principal Balance	Original LTV	Contractual Maturity (months)(1)	Coupon Rate
7.01 – 9.00%	26	$17,823	67.4%	4.1	8.4%
9.01 – 11.00%	22	8,711	75.2%	4.3	10.2%
11.01 – 13.00%	6	2,167	64.3%	2.0	11.7%
17.01 – 19.00%	2	949	75.0%	0.0	18.0%
Total	56	$29,650	69.7%	4.1	9.5%

December 31, 2019
			Weighted Average
Current Coupon Rate	Number of Loans	Principal Balance	Original LTV	Contractual Maturity (months)(1)	Coupon Rate
9.01 – 11.00%	36	$22,409	70.2%	5.8	8.4%
11.01 – 13.00%	28	9,972	74.0%	5.6	10.1%
13.01 – 15.00%	9	2,741	63.1%	2.0	11.7%
15.01 – 17.00%	1	1,125	75.0%	0.0	13.5%
17.01 – 19.00%	2	949	75.0%	0.0	18.0%
Total	76	37,196	71.0%	5.6	9.5%

(1) Non-performing loans that are past their maturity date are excluded from the calculation of the weighted average contractual maturity. The weighted average contractual maturity for these loans is zero.

The following table presents the U.S. states in which the collateral securing the Company’s Residential Bridge Loans at March 31, 2020 and December 31, 2019, based on principal balance, is located (dollars in thousands):

March 31, 2020			December 31, 2019
State	Concentration	Principal Balance	State	Concentration	Principal Balance
California	49.2%	$14,598	California	50.4%	$18,763
New York	14.6%	4,323	Washington	13.1%	4,863
Washington	12.6%	3,748	New York	12.1%	4,518
Florida	10.5%	3,128	Florida	8.9%	3,296
New Jersey	3.4%	1,004	New Jersey	3.8%	1,424
Other	9.7%	2,849	Other	11.7%	4,332
Total	100.0%	$29,650	Total	100.0%	$37,196

Non-performing Loans

The following table presents the aging of the Residential Whole Loans and Bridge Loans as of March 31, 2020 (dollars in thousands):

	Residential Whole Loans			Bridge Loans
	No of Loans	Principal	Fair Value	No of Loans	Principal	Fair Value (1)
Current	3,462	$1,313,975	$1,272,791	20	$13,124	$13,071
1-30 days	53	22,403	21,522	8	4,154	4,095
31-60 days	11	5,559	5,357	5	2,468	2,427
61-90 days	4	3,779	3,550	2	973	926
90+ days	13	7,062	6,575	21	8,931	8,115
Total	3,543	$1,352,778	$1,309,795	56	$29,650	$28,634

(1) Includes $2.6 million loans carried at amortized cost.

COVID-19 has materially disrupted business operations, resulting in significantly higher levels of unemployment or underemployment. As a result, the Company expects some of its Residential Whole Loan borrowers will experience financial hardship, making it difficult to meet their payment obligations to the Company, leading to requests for forbearance and higher levels of delinquency and potentially defaults. The Company maintains a strong relationship with its servicers and has utilized these relationships to address the potential impacts of COVID-19 pandemic on the Company's Non-QM loans. As of April 30, 2020, the Company had 265 Non-QM loans in forbearance.

Residential Whole Loans

        As of March 31, 2020, there were 13 Residential Whole Loans carried at fair value in non-accrual status with an unpaid principal balance of approximately $7.1 million and a fair value of $6.6 million. These nonperforming loans represent approximately 0.5% of the total outstanding principal balance. These loans are collateral dependent with a weighted average original LTV of 62.3%.

As of December 31, 2019, there were 12 Residential Whole Loans carried at fair value in non-accrual status with an unpaid principal balance of approximately $7.1 million and a fair value of approximately $6.7 million. These nonperforming loans represent approximately 0.5% of the total outstanding principal balance. These loans are collateral dependent with a weighted average original LTV of 62.1%.

No allowance for credit losses or credit loss expense was recorded as of and for the three months ended March 31, 2020 and March 31, 2019, since the adjustment for credit losses, if any, would be reflected in the fair value of these loans. The Company stopped accruing interest income for these loans when they became contractually 90 days delinquent.

Residential Bridge Loans

        As of March 31, 2020, there was one Residential Bridge Loan carried at amortized cost in non-accrual status with an unpaid principal balance of approximately $124 thousand and 20 Residential Bridge Loans carried at fair value in non-accrual status with an unpaid principal balance of approximately $8.8 million and a fair value of $8.0 million. These nonperforming loans represent approximately 30.1% of the total outstanding Bridge Loans principal balance of $29.7 million. These loans are collateral dependent with a weighted average original LTV of 70.9%.

As of December 31, 2019, there were 27 Residential Bridge Loans carried at fair value in non-accrual status with an unpaid principal balance of $12.1 million and a fair value of $11.4 million. These nonperforming loans represented approximately 32.6 % of the total outstanding Bridge Loans principal balance of $37.2 million. These loans are collateral dependent with a weighted average original LTV of 72.1%.

The Company concluded that an allowance for credit losses was not necessary for loans carried at amortized costs as of and for the three months ended March 31, 2020 and March 31, 2019 since the fair value of the collateral balance less the cost to sell was in excess of the outstanding principal and interest balances. For loans carried at fair value, no allowance for credit losses or credit loss expense was recorded as of and for the three months ended March 31, 2020 and March 31, 2019 since the adjustment for credit losses, if any, would be reflected in the fair value of these loans. The Company stopped accruing interest income for these loan when they became contractually 90 days delinquent.

        As of March 31, 2020, the Company had real estate owned ("REO") properties with an aggregate carrying value of $2.9 million related to foreclosed Bridge Loans. The REO properties are held for sale and accordingly carried at the lower of cost or fair value less cost to sell. The REO properties are classified in "Other assets" in the Consolidated Balance Sheets.

Note 6 — Commercial Loans

Securitized Commercial Loans

        Securitized commercial loans is comprised of commercial loans from consolidated third party sponsored CMBS VIE's. At March 31, 2020, the Company had variable interests in two CMBS VIEs, CMSC Trust 2015 - Longhouse MZ and RETL 2019-RVP, that it determined it was the primary beneficiary and was required to consolidate. The commercial loans that serve as collateral for the securitized debt issued by these VIE's can only be used to settle the securitized debt. Refer to Note 7 - "Financings" for details on the associated securitized debt. The Company assesses modifications to VIEs on an ongoing basis to determine if a significant reconsideration event has occurred that would change the Company’s initial consolidation assessment.

CMSC Trust 2015 - Longhouse MZ

In November 2015, the Company acquired a $14.0 million interest in the trust certificate issued by CMSC Trust 2015 - Longhouse MZ (“CMSC Trust”), with an outstanding balance of $13.4 million and a fair value of $13.3 million at March 31, 2020. The Company determined that CMSC Trust was a VIE and that the Company was the primary beneficiary because it was involved in certain aspects of the design of the trust, has certain oversight rights on defaulted assets and has other significant decision making powers. In addition, the Company has the obligation to absorb losses to the extent of its ownership interest and the right to receive benefits from the trust that the Company believes could potentially be significant to the trust. As the primary beneficiary, the Company was required to consolidate CMSC Trust and accordingly its investment in CMSC Trust was eliminated in consolidation. The CMSC Trust holds a $23.9 million mezzanine loan collateralized by interests in commercial real estate.  The mezzanine loan serves as collateral for the $23.9 million of trust certificates issued. Refer to Note 7 - "Financings" for details on the associated securitized debt.

RETL 2019-RVP

RETL 2018 was refinanced with a new securitization RETL 2019-RVP ("RETL 2019 Trust") in March 2019. The Company acquired a $65.3 million interest in the trust certificates issued by the RETL 2019 Trust, including $45.3 million which represents the 5% eligible risk retention certificate. The Company determined that RETL 2019 Trust was a VIE and that the Company was also the primary beneficiary because the Manager was involved in certain aspects of the design of the trust and the Company together with other related party entities own more than 50% of the controlling class. As the primary beneficiary, the Company consolidated RETL 2019 Trust and its investment in the trust certificates (HRR class and a portion of the C class) of RETL 2019 Trust were eliminated in the consolidation. The RETL 2019 Trust holds a commercial loan collateralized by first mortgages, deeds of trusts and interests in commercial real estate. The outstanding principal balance on this commercial loan is $519.7 million as of March 31, 2020. The loan's stated maturity date is March 15, 2021 (subject to the borrower's option to extend the initial stated maturity date for two successive one-year terms) and bears an interest rate of one month LIBOR plus 2.30%.

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

On March 24, 2020, the Company sold its investments in the A Class certificates of the MRCD Trust. Shortly after the sale, the Company entered into an agreement to irrevocably assign the controlling rights and appointed one of the buyers as the new Directing Holder. As a result, the assets and liabilities of the MRCD Trust were deconsolidated, since the Company no longer has the power to direct the activities that significantly impact the economic performance of the MRCD Trust.

MRCD qualified as a CFE under GAAP and the Company measured both the financial assets and financial liabilities using the fair value of the financial liabilities, since it was more observable. The Company recognized an unrealized loss of $43.7 million in earnings, related to the periodic change in fair value of MRCD's assets and liabilities in March 2020 and prior to deconsolidation. Also, the Company retained the HRR certificates, which were measured at fair value at the date of deconsolidation and is included in the "Non-Agency mortgage-backed securities, at fair value" in the Consolidated Balance Sheets.

Commercial Loans

        In January 2019, WMC CRE LLC ("CRE LLC"), a wholly-owned subsidiary of the Company, and WMC CRE Mezzanine Loan Subsidiary LCC ("CRE Mezz"), a wholly-owned subsidiary of CRE LLC, were formed for the purpose of acquiring commercial loans.

        The following table presents the commercial loans held by CRE LLC and CRE Mezz as of March 31, 2020 (dollars in thousands):

Loan	Acquisition Date	Loan Type	Principal Balance	Fair Value	Original LTV	Interest Rate	Maturity Date	Extension Option	Collateral
CRE 2	June 2018	Interest-Only First Mortgage	30,000	28,779	65%	1-Month LIBOR plus 4.5%	6/9/2020	One-Year Extension	Hotel
CRE 4	June 2019	Principal & Interest First Mortgage	50,000	48,665	75%	1-Month LIBOR plus 4.75%	1/11/2022	Two One-Year Extensions	Nursing Facilities
CRE 5	August 2019	Interest-Only Mezzanine loan	90,000	85,763	58%	1-Month LIBOR plus 9.25%	6/29/2021	Two-Year First Extension and One-Year Second Extension	Entertainment and Retail
CRE 6	September 2019	Interest-Only First Mortgage	40,000	38,402	63%	1-Month LIBOR plus 3.02%	8/6/2021	Two One-Year Extensions	Retail
CRE 7	December 2019	Interest-Only First Mortgage	24,535	23,251	62%	1-Month LIBOR plus 3.75%	11/6/2021	Three One-Year Extensions	Hotel
CRE 8	December 2019	Interest-Only First Mortgage	13,207	12,516	62%	1-Month LIBOR plus 3.75%	11/6/2021	Three One-Year Extensions	Hotel
CRE 9	December 2019	Interest-Only First Mortgage	7,259	6,879	62%	1-Month LIBOR plus 3.75%	11/6/2021	Three One-Year Extensions	Hotel
CRE 10	December 2019	Interest-Only First Mortgage	4,425	4,369	79%	1-Month LIBOR plus 4.85%	12/6/2022	None	Assisted Living
			$259,426	$248,624

Commercial Loan Trust

        In March 2018, the Company formed the Revolving Small Balance Commercial Trust 2018-1 ("RSBC Trust") to acquire commercial real estate mortgage loans. The Company determined that the wholly-owned RSBC Trust was a VIE and that the Company was the primary beneficiary because it was involved in the design of the trust and holds significant decision making powers. In addition, the Company has the obligation to absorb losses to the extent of its ownership interest and the right to receive benefits from the trust that could potentially be significant to the trust. As of March 31, 2020, the Company financed the trust certificate with $47.5 million of repurchase agreements, which is a liability held outside the trust.

        The following table presents the commercial real estate loans held by RSBC Trust as of March 31, 2020 (dollars in thousands):

Loan	Acquisition Date	Loan Type	Principal Balance	Fair Value	LTV	Interest Rate	Maturity Date	Extension Option	Collateral
SBC 1	July 2018	Interest-Only First Mortgage	$45,188	$44,314	74%	One-Month LIBOR plus 4.25% (1)	7/1/2020	Two One-Year Extensions	Nursing Facilities
SBC 4	January 2019	Interest-Only First Mortgage	13,600	13,275	84%	One-Month LIBOR plus 4.0% (2)	12/1/2021	One-Year Extension	Apartment Complex
SBC 5	January 2019	Interest-Only First Mortgage	14,362	14,095	49%	One-Month LIBOR plus 4.1%	7/1/2021	None	Nursing Facilities
			$73,150	$71,684

(1) Subject to LIBOR floor of 1.25%.
(2) Subject to LIBOR floor of 2%.

Consolidated Securitized Commercial Loan Trusts and Commercial Loan Trust

The Company assesses modifications to VIEs on an ongoing basis to determine if a significant reconsideration event has occurred that would change the Company’s initial consolidation assessment.  The three consolidated trusts, CMSC Trust, RETL 2019 Trust and RSBC Trust collectively hold five commercial loans as of March 31, 2020.

The following table presents a summary of the assets and liabilities of the three consolidated trusts included in the Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019 (dollars in thousands):

	March 31, 2020	December 31, 2019
Cash	$—	$5,778
Restricted cash	33,229	52,948
Securitized commercial loans, at fair value	477,131	909,040
Commercial Loans, at fair value	71,684	90,788
Interest receivable	1,709	2,989
Total assets	$583,753	$1,061,543
Securitized debt, at fair value	$396,824	$681,643
Interest payable	1,005	1,519
Accounts payable and accrued expenses	6	12
Other liabilities	33,229	52,948
Total liabilities	$431,064	$736,122

The Company’s risk with respect to its investment in each commercial loan trust is limited to its direct ownership in the trust. The commercial loans held by the consolidated trusts are held solely to satisfy the liabilities of the trust, and creditors of the trust have no recourse to the general credit of the Company. The assets of a consolidated trust can only be used to satisfy the obligations of that trust. The Company is not contractually required and has not provided any additional financial support to the trusts for the three months ended March 31, 2020 and March 31, 2019.

The following table presents the components of the carrying value of the commercial real estate loans as of March 31, 2020 and December 31, 2019 (dollars in thousands):

	CMSC Trust Securitized Commercial Loan, at Fair Value		RETL Trust Securitized Commercial Loan, at Fair Value		RSBC Trust Commercial Loans, at Fair Value		Commercial Loans, at Fair Value
	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Principal balance	$23,943	$24,048	$519,735	$674,331	$73,150	$90,788	$259,426	$279,425
Unamortized premium	—	—	1,189	1,836	—	—	—	—
Unamortized discount	—	—	—	—	(110)	(215)	(203)	(294)
Amortized cost	23,943	24,048	520,924	676,167	73,040	90,573	259,223	279,131
Gross unrealized gains	—	9	—	269	—	215	—	294
Gross unrealized losses	(147)	—	(67,589)	—	(1,356)	—	(10,599)	—
Fair value	$23,796	$24,057	$453,335	$676,436	$71,684	$90,788	$248,624	$279,425

Non-Performing Commercial Loans

The following table presents the aging of the Commercial Loans as of March 31, 2020 (dollars in thousands):

Commercial Loans
	No of Loans	Principal	Fair Value
Current	11	$332,576	$320,308
1-30 days	—	—	—
31-60 days	—	—	—
61-90 days	—	—	—
90+ days	—	—	—
Total	11	$332,576	$320,308

The impact of COVID-19 pandemic has adversely impacted a broad range of industries in which the commercial loan borrowers operate and could impair their ability to fulfill their financial obligations to the Company, most significantly hospitality and retail asset. The Company believes its CRE loan sponsors are well capitalized and generally committed to supporting the assets collateralizing its loans. The low average LTV of the Company's commercial loan portfolio of 65.5% as of March 31, 2020 reflects significant equity value that the sponsors are motivated to protect through the COVID-19 disruption. As of April 30, 2020, the Company' had one borrower with a total loan principal balance of $30.0 million request forbearance for one month with an option for further extensions based on the circumstances and upon the Company's approval.

Note 7— Financings

Repurchase Agreements

The Company has primarily financed its investment acquisitions with repurchase agreements. The repurchase agreements bear interest at a contractually agreed-upon rate and typically have terms ranging from one month to six months.  The Company’s repurchase agreement borrowings are accounted for as secured borrowings when the Company maintains effective control of the financed assets.  Under the repurchase agreements, the respective counterparties retain the right to determine the fair value of the underlying collateral. A reduction in the value of pledged assets requires the Company to post additional securities as collateral, pay down borrowings or establish cash margin accounts with the counterparties in order to re-establish the agreed-upon collateral requirements, and is referred to as a margin call.  The inability of the Company to post adequate collateral for a margin call by a counterparty, in a timeframe as short as the close of the same business day, could result in a condition of default under the Company’s repurchase agreements, thereby enabling the counterparty to liquidate the collateral pledged by the Company, which may have a material adverse effect on the Company’s financial position, results of operations and cash flows.

The market disruptions surrounding COVID-19 resulted in the decline of our asset values making, it challenging to obtain repurchase agreement financing with favorable terms or at all. The Company's repurchase agreement counterparties have increased borrowing rates and increased haircuts. The Company expects to continue to expand and diversify its financing sources as an alternative to short term repurchase agreements with daily margin requirements, reducing its exposure to margin volatility.

Certain of the repurchase agreements provide the counterparty with the right to terminate the agreement if the Company does not maintain certain equity and leverage metrics, the most restrictive of which include a limit on leverage based on the composition of the Company’s portfolio. For the reporting period ended March 31, 2020, the Company breached certain financial statement covenants in repurchase agreements with two counterparties with borrowings outstanding as of May 5, 2020. Both counterparties have waived the breaches until August 1, 2020. In addition, the Company would have been in breach of certain covenants in another seven repurchase agreements with borrowings outstanding as of March 31, 2020, but with respect to those seven agreements, the Company has either modified the covenants or paid off the repurchase agreement borrowings in full.

As of March 31, 2020, the Company had borrowings under 19 of its master repurchase agreements. The following table summarizes certain characteristics of the Company’s repurchase agreements at March 31, 2020 and December 31, 2019 (dollars in thousands):

	March 31, 2020			December 31, 2019
Securities Pledged	Repurchase Agreement Borrowings	Weighted Average Interest Rate on Borrowings Outstanding at end of period	Weighted Average Remaining Maturity (days)	Repurchase Agreement Borrowings	Weighted Average Interest Rate on Borrowings Outstanding at end of period	Weighted Average Remaining Maturity (days)
Short Term Borrowings:
Agency CMBS	$437,577	1.38%	27	$1,352,248	2.05%	26
Agency RMBS	11,852	2.35%	21	348,274	1.99%	52
Non-Agency CMBS	214,972	3.04%	24	190,390	3.05%	35
Non-Agency RMBS	20,148	3.09%	8	30,481	3.56%	9
Residential Whole Loans (1)	272,458	2.99%	129	266,294	3.14%	202
Residential Bridge Loans (1)	24,222	3.79%	28	29,869	3.93%	28
Commercial Loans (1)	47,547	3.90%	28	62,746	4.04%	28
Securitized commercial loans (1)	32,803	2.76%	29	116,087	3.93%	49
Other securities	53,244	3.15%	28	56,762	3.23%	34
Subtotal	1,114,823	2.42%	51	2,453,151	2.44%	51
Long Term Borrowings:
Residential Whole Loans (1) (2)	285,409	2.67%	1004	209,878	3.55%	1358
Commercial Loans (2)	153,549	2.73%	503	161,848	3.88%	590
Subtotal	438,958	2.70%	829	371,726	3.70%	1024
Repurchase agreements borrowings	$1,553,781	2.50%	271	$2,824,877	2.61%	179
Less unamortized debt issuance costs	66	N/A	N/A	76	N/A	N/A
Repurchase agreements borrowings, net	$1,553,715	2.50%	271	$2,824,801	2.61%	179

(1)Repurchase agreement borrowings on loans owned are through trust certificates.  The trust certificates are eliminated upon consolidation.
(2)Certain Residential Whole Loans and Commercial Loans were financed under two new longer term repurchase agreements. The Company entered into a $700.0 million residential and $200.0 million commercial facility. These facilities automatically roll until such time as they are terminated or until certain conditions of default. The weighted average remaining maturity days was calculated using expected weighted life of the underlying collateral.

   At March 31, 2020 and December 31, 2019, repurchase agreements collateralized by investments had the following remaining maturities:

(dollars in thousands)	March 31, 2020	December 31, 2019
1 to 29 days	695,385	1,480,286
30 to 59 days	244,810	552,786
60 to 89 days	37,699	255,814
Greater than or equal to 90 days	575,887	535,991
Total	$1,553,781	$2,824,877

At March 31, 2020, the following table reflects amounts of collateral at risk under its repurchase agreements greater than 10% of the Company's equity with any counterparty (dollars in thousands):

	March 31, 2020
Counterparty	Amount of Collateral at Risk, at fair value	Weighted Average Remaining Maturity (days)	Percentage of Stockholders’ Equity
Credit Suisse AG, Cayman Islands Branch	$143,835	782	78.9%
Barclays Capital Inc.	42,491	24	23.3%
Nomura Securities International, Inc.	31,848	28	17.5%
JP Morgan Securities LLC	29,526	23	16.2%

Collateral for Borrowings under Repurchase Agreements

The following table summarizes the Company’s collateral positions, with respect to its borrowings under repurchase agreements at March 31, 2020 and December 31, 2019 (dollars in thousands):

	March 31, 2020			December 31, 2019
	Assets Pledged	Accrued Interest	Assets Pledged and Accrued Interest	Assets Pledged	Accrued Interest	Assets Pledged and Accrued Interest
Assets pledged for borrowings under repurchase agreements:
Agency CMBS, at fair value	$457,400	$1,036	$458,436	$1,400,230	$3,916	$1,404,146
Agency RMBS, at fair value	14,442	354	14,796	356,687	1,336	358,023
Non-Agency CMBS, at fair value	239,351	1,085	240,436	246,797	951	247,748
Non-Agency RMBS, at fair value	26,296	336	26,632	45,816	414	46,230
Residential Whole Loans, at fair value(1)	576,769	4,732	581,501	529,495	3,704	533,199
Residential Bridge Loans(1)	27,571	359	27,930	34,897	471	35,368
Commercial Loans, at fair value(1)	320,308	1,723	322,031	350,213	1,855	352,068
Securitized commercial loans, at fair value (1)	39,649	127	39,776	171,640	674	172,314
Other securities, at fair value	47,307	136	47,443	80,031	128	80,159
Cash (2)	90,540	—	90,540	43,499	—	43,499
Total	$1,839,633	$9,888	$1,849,521	$3,259,305	$13,449	$3,272,754

(1)Loans owned through trust certificates are pledged as collateral. The trust certificates are eliminated upon consolidation.
(2)Cash posted as collateral is included in "Due from counterparties" in the Company’s Consolidated Balance Sheets.

A reduction in the value of pledged assets typically results in the repurchase agreement counterparties initiating a margin call. At March 31, 2020 and December 31, 2019, investments held by counterparties as security for repurchase agreements totaled approximately $1.7 billion and $3.2 billion, respectively. Cash collateral held by counterparties at March 31, 2020 and December 31, 2019 was approximately $90.5 million and $43.5 million, respectively.  Cash posted by repurchase agreement counterparties at March 31, 2020 and December 31, 2019, was approximately $8.6 million and $709 thousand, respectively.  In addition, at March 31, 2020 and December 31, 2019, the Company held securities with a fair value of $1.8 million and $0, respectively, received as collateral from its repurchase agreement counterparties to satisfy margin requirements.  The Company has the ability to repledge collateral received from its repurchase counterparties.

Convertible Senior Unsecured Notes

        At March 31, 2020, the Company had $205.0 million aggregate principal amount of 6.75% convertible senior unsecured notes outstanding through three issuances. Interest on the notes is paid semiannually. The notes are convertible into, at the Company's election, cash, shares of the Company's common stock or a combination of both, subject to the satisfaction of certain conditions and during specified periods. The conversion rate is subject to adjustment upon the occurrence of certain specified events and the holders may require the Company to repurchase all or any portion of their notes for cash equal to 100% of the principal amount of the notes, plus accrued and unpaid interest, if the Company undergoes a fundamental change as specified in the agreement. The initial conversion rate was 83.1947 shares of common stock per $1,000 principal amount of notes and represented a conversion price of $12.02 per share of common stock. The notes mature on October 1, 2022, unless earlier converted, redeemed or repurchased by the holders pursuant to their terms, and are not redeemable by us except during the final three months prior to maturity.

Securitized Debt

CMSC Trust 2015 - Longhouse MZ

CMSC Trust issued $25.0 million in commercial pass-through certificates. The outstanding principal balance of the trust certificates was $23.9 million at March 31, 2020, with a fair value of $23.8 million. The trust certificates bear a fixed interest rate of 8.9% and mature on July 6, 2020. The Company has chosen to make the fair value election pursuant to ASC 825 for the debt and accordingly the periodic change in fair value are recorded in current period earnings in the Consolidated Statements of Operations as a component of "Unrealized gain (loss), net."

The Company owns $13.4 million of the trust certificates which was eliminated in consolidation and the remaining $10.5 million is held by related parties and is carried at a fair value of $10.5 million and recorded in "Securitized debt, net" in the Consolidated Balance Sheets. The securitized debt of the CMSC Trust can only be settled with the commercial loan, with an outstanding principal balance of $23.9 million at March 31, 2020, that serves as collateral for the securitized debt and is non-recourse to the Company.

RETL 2019 Trust

The following table summarizes RETL 2019 Trust's commercial mortgage pass-through certificates at March 31, 2020 (dollars in thousands):

Classes	Principal Balance	Coupon	Fair Value	Contractual Maturity
Class A	$64,835	1.9%	$59,246	3/15/2021
Class B	101,200	2.3%	87,781	3/15/2021
Class C	308,400	2.8%	265,490	3/15/2021
Class HRR	45,300	9.2%	40,658	3/15/2021
Class X-CP(1)	N/A	2.8%	130	4/15/2020
Class X-EXT(1)	N/A	N/A	31	3/15/2021
	$519,735		$453,336

(1) Class X-CP and Class X-EXT are interest-only classes with an initial notional balance of $308.4 million each.

At March 31, 2020, the Company owned some of the class C certificates with a fair value $26.3 million and the entire class of HRR certificates principal, which are eliminated in consolidation and the remaining RETL debt with a fair value of $386.4 million is recorded in "Securitized debt, net" in the Consolidated Balance Sheets. Of the remaining outstanding principal balance of $443.9 million, excluding the interest-only debt securities, $49.6 million is owned by related parties and $394.2 million is owned by third parties. The securitized debt of the RETL 2019 Trust can only be settled with the commercial loan with an outstanding principal balance of approximately $519.7 million at March 31, 2020, that serves as collateral for the securitized debt and is non-recourse to the Company. The Company has chosen to make the fair value election pursuant to ASC 825 for the debt and accordingly the periodic change in fair value are recorded in current period earnings in the Consolidated Statements of Operations as a component of "Unrealized gain (loss), net."

Arroyo Trust

In May 2019, the Company completed a residential mortgage-backed securitization comprised of $945.5 million of Non-QM Residential Whole Loans, issuing $919.0 million of mortgage-backed notes. The Company did not elect the fair value option for these notes and accordingly they are recorded at their principal balance less unamortized deferred financing cost and classified in "Securitized debt, net" in the Consolidated Balance Sheets. The following table summarizes the issued Arroyo Trust's residential mortgage pass-through certificates at March 31, 2020 (dollars in thousands):

Classes	Principal Balance	Coupon	Carrying Value	Contractual Maturity
Offered Notes:
Class A-1	$634,467	3.3%	$634,464	4/25/2049
Class A-2	33,996	3.5%	33,995	4/25/2049
Class A-3	53,859	3.8%	53,857	4/25/2049
Class M-1	25,055	4.8%	25,055	4/25/2049
Subtotal	$747,377		$747,371
Less: Unamortized Deferred Financing Costs	N/A		5,074
Total	$747,377		$742,297

The Company retained the non-offered securities in the securitization, which include the class B, Class A-IO-S and Class XS certificates. These non-offered securities are eliminated in the consolidation. The securitized debt of the Arroyo Trust can only be settled with the residential loans that serve as collateral for the securitized debt and is non-recourse to the Company. At March 31, 2020, Residential Whole Loans, with an outstanding principal balance of approximately $756.7 million, serve as collateral for the Arroyo Trust's securitized debt. The Company may redeem the offered notes on or after the earlier of (i) the three-year anniversary of the closing date or ii) the date on which the aggregate collateral balance is 20% of the original principal balance. The notes are redeemable at their face value plus accrued interest.

Note 8 — Derivative Instruments

On March 3, 2020, the Federal Open Market Committee reduced the target federal funds rate by 50 basis points to 1.00% to 1.25%. This rate was further reduced to a target range of 0.0% to 0.25% on March 16, 2020. These reductions in interest rates and other effects of the COVID-19 outbreak caused volatility in interest rates. As a result, we received significant margin calls on our interest rate swap positions. In this very low interest rate environment the Company's interest rate swaps were no longer effective. In March 2020, the Company terminated fixed-pay interest rate swaps with a notional value of approximately $3.1 billion and variable-pay interest rate with a notional value of approximately $1.9 billion to reduce hedging costs and associated margin volatility.

The Company’s derivatives may include interest rate swaps, swaptions, options, futures contracts, TBAs, Agency and Non-Agency Interest-Only Strips that are classified as derivatives, credit default swaps and total return swaps.

The following table summarizes the Company’s derivative instruments at March 31, 2020 and December 31, 2019 (dollars in thousands):

			March 31, 2020		December 31, 2019
Derivative Instrument	Accounting Designation	Consolidated Balance Sheets Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate swaps, asset	Non-Hedge	Derivative assets, at fair value	$—	$—	$2,701,000	$3,017
Swaptions, asset	Non-Hedge	Derivative assets, at fair value	50,000	195	—	—
Credit default swaps, asset	Non-Hedge	Derivative assets, at fair value	47,260	15,557	60,100	948
TBA securities, asset	Non-Hedge	Derivative assets, at fair value	778,200	17,923	1,000,000	1,146
Total derivative instruments, assets				33,675		5,111

Interest rate swaps, liability	Non-Hedge	Derivative liability, at fair value	—	—	1,255,000	(501)
Swaptions, liability	Non-Hedge	Derivative liability, at fair value	255,000	(14)	—	—
Credit default swaps, liability	Non-Hedge	Derivative liability, at fair value	97,260	(22,106)	90,900	(3,795)
TBA securities, liability	Non-Hedge	Derivative liability, at fair value	778,200	(21,847)	1,000,000	(2,074)
Total derivative instruments, liabilities				(43,967)		(6,370)
Total derivative instruments, net				$(10,292)		$(1,259)

The following tables summarize the effects of the Company’s derivative positions, including Interest-Only Strips characterized as derivatives and TBAs, which are reported in "Gain (loss) on derivative instruments, net" in the Consolidated Statements of Operations for the three months ended March 31, 2020 and March 31, 2019 (dollars in thousands):

	Realized Gain (Loss), net
Description	Other Settlements / Expirations	Variation Margin Settlement	Return (Recovery) of Basis	Mark-to-Market	Contractual interest income (expense), net(1)	Total
Three months ended March 31, 2020
Interest rate swaps	$(262)	$(179,759)	$262	$(2,515)	$(1,395)	$(183,669)
Interest rate swaptions	—	—	—	181	—	181
Interest-Only Strips— accounted for as derivatives	—	—	(545)	(839)	636	(748)
Credit default swaps	(1,315)	—	—	(2,638)	—	(3,953)
TBAs	1,494	—	—	(2,996)	—	(1,502)
Total	$(83)	$(179,759)	$(283)	$(8,807)	$(759)	$(189,691)

Three months ended March 31, 2019
Interest rate swaps	$(3)	$(37,838)	$1,528	$7,090	$2,755	$(26,468)
Interest-Only Strips— accounted for as derivatives	—	—	(595)	(59)	784	130
Futures contracts	(4,503)	—	—	4,657	—	154
Credit default swap	(589)	—	—	(375)	—	(964)
Total	$(5,095)	$(37,838)	$933	$11,313	$3,539	$(27,148)

At March 31, 2020 and December 31, 2019, the Company had cash pledged as collateral for derivatives of approximately $27.1 million and $55.4 million, respectively, which is reported in "Due from counterparties" in the Consolidated Balance Sheets. The Company received cash of approximately $16.3 million and $0 as collateral against derivatives at March 31, 2020 and December 31, 2019, respectively, which is reported in "Due to counterparties" in the Consolidated Balance Sheets.

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

Interest Rate Swaps

The Company did not have any interest rate swaps in its holdings at March 31, 2020. The following tables provide additional information on our fixed pay interest rate swaps and the variable pay interest rate swap as of December 31, 2019 (dollars in thousands):

	December 31, 2019
Fixed Pay Interest Rate Swap Remaining Term	Notional Amount	Average Fixed Pay Rate	Average Floating Receive Rate	Average Maturity (Years)
1 year or less	$200,000	1.8%	1.9%	0.4
Greater than 3 years and less than 5 years	622,400	2.6%	1.9%	4.1
Greater than 5 years	1,728,600	2.1%	2.0%	8.9
Total	$2,551,000	2.2%	2.0%	7.1

	December 31, 2019
Variable Pay Interest Rate Swap Remaining Term	Notional Amount	Average Variable Pay Rate	Average Fixed Receive Rate	Average Maturity (Years)
Greater than 1 year and less than 3 years	$810,000	2.0%	2.0%	1.6
Greater than 3 years and less than 5 years	550,000	1.9%	1.6%	5.0
Greater than 5 years	45,000	1.9%	2.3%	19.5
Total	$1,405,000	2.0%	1.9%	3.5

Interest Rate Swaptions

The following table summarizes the swaptions held by the Company as of March 31, 2020 (dollars in thousands):

	March 31, 2020
	Options		Underlying-Swap
Fixed Pay Rate for Underlying Swap	Fair Value	Weighted Average Months Until Option Expiration	Notional Amount	Weighted Average Swap Term (Years)
1.76 - 2.00%	$195	4	$50,000	30.0
Total	$195	4	$50,000	30.0

	March 31, 2020
	Options		Underlying-Swap
Variable Pay Rate for Underlying Swap	Fair Value	Weighted Average Months Until Option Expiration	Notional Amount	Weighted Average Swap Term (Years)
1.26 - 1.50%	$(14)	4	$255,000	5.0
Total	$(14)	4	$255,000	5.0

As of December 31, 2019, the Company did not have any swaptions in its derivative holdings.

Futures Contracts

From time to time, the Company may enter into Eurodollar, Volatility Index, and U.S. Treasury futures. As of March 31, 2020 and December 31, 2019, the Company had no open futures contracts.

To-Be-Announced Securities

        The Company purchased or sold TBAs during the three months ended March 31, 2020 and the year ended December 31, 2019.The following is a summary of the Company's TBA positions as of March 31, 2020 and December 31, 2019, reported in "Derivative assets, at fair value" and "Derivative liability, at fair value" in the Consolidated Balance Sheets (dollars in thousands):

	March 31, 2020		December 31, 2019
	Notional Amount	Fair Value	Notional Amount	Fair Value
Purchase contracts, asset	$778,200	$17,923	$1,000,000	$1,146
Sale contracts, liability	(778,200)	(21,847)	(1,000,000)	(2,074)
TBA securities, net	$—	$(3,924)	$—	$(928)

        The following table presents additional information about the Company's contracts to purchase and sell TBAs for the three months ended March 31, 2020 (dollars in thousands):

	Notional Amount		Settlement, Termination,	Notional Amount
	December 31, 2019	Additions	Expiration or Exercise	March 31, 2020
Purchase of TBAs	$1,000,000	$4,478,800	$(4,700,600)	$778,200
Sale of TBAs	$1,000,000	$4,478,800	$(4,700,600)	$778,200

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

Note 9 — Offsetting Assets and Liabilities

The following tables present information about certain assets and liabilities that are subject to master netting agreements (or similar agreements) and can potentially be offset in the Company’s Consolidated Balance Sheets at March 31, 2020 and December 31, 2019 (dollars in thousands):

	March 31, 2020
	Gross Amounts	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
Description				Financial Instruments(1)	Cash Collateral (1)
Derivative Assets and Receivable under Reverse Repurchase Agreements
Agency and Non-Agency Interest-Only Strips, accounted for as derivatives included in MBS	$7,282	$—	$7,282	$(7,282)	$—	$—
Derivative asset, at fair value	33,675	—	33,675	(18,429)	(14,809)	437
Receivable under reverse repurchase agreements	24,826	—	24,826	(20,767)	—	4,059
Total assets	$65,783	$—	$65,783	$(46,478)	$(14,809)	$4,496

Derivative Liabilities and Repurchase Agreements
Derivative liability, at fair value(2)	$43,967	$—	$43,967	$(18,429)	$(25,538)	$—
Repurchase Agreements(3)	1,553,715	—	1,553,715	(1,534,454)	(13,162)	6,099
Total liabilities	$1,597,682	$—	$1,597,682	$(1,552,883)	$(38,700)	$6,099

(1)Amounts disclosed in the Financial Instruments column of the tables above represent securities, Whole Loans and securitized commercial loan collateral pledged and derivative assets that are available to be offset against liability balances associated with repurchase agreement and derivative liabilities. In addition, the Financial Instruments column includes reverse repurchase agreement receivables that are available to be offset against repurchase agreement liabilities. Amounts disclosed in the Cash Collateral column of the tables above represents amounts pledged or received as collateral against derivative transactions.
(2)Cash collateral pledged against the Company’s derivative counterparties was approximately $27.1 million as of March 31, 2020.
(3)The carrying value of investments pledged against the Company’s repurchase agreements was approximately $1.7 billion as of March 31, 2020.

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

(1)Amounts disclosed in the Financial Instruments column of the tables above represent securities, Whole Loans and securitized commercial loan collateral pledged and derivative assets that are available to be offset against liability balances associated with repurchase agreement and derivative liabilities. Amounts disclosed in the Cash Collateral Pledged column of the tables above represents amounts pledged as collateral against derivative transactions.
(2)Derivative asset, at fair value and Derivative liability, at fair value includes interest rate swaps, credit default swaps and futures contracts.
(3)Cash collateral pledged against the Company’s derivative counterparties was approximately $55.4 million as of December 31, 2019.
(4)The carrying value of investments pledged against the Company’s repurchase agreements was approximately $3.2 billion as of December 31, 2019.

Certain of the Company’s repurchase agreement and derivative transactions are governed by underlying agreements that generally provide for a right of set-off in the event of default or in the event of a bankruptcy of either party to the transaction.

Note 10 — Related Party Transactions

Management Agreement

In connection with the Company’s initial public offering ("IPO") in May 2012, the Company entered into a management agreement (the “Management Agreement”) with the Manager, which describes the services to be provided by the Manager and compensation for such services.  The Manager is responsible for managing the Company’s operations, including: (i) performing all of its day-to-day functions; (ii) determining investment criteria in conjunction with the Board of Directors; (iii) sourcing, analyzing and executing investments, asset sales and financings; (iv) performing asset management duties; and (v) performing financial and accounting management, subject to the direction and oversight of the Company’s Board of Directors. Pursuant to the terms of the Management Agreement, the Manager is paid a management fee equal to 1.50% per annum of the Company’s stockholders’ equity (as defined in the Management Agreement), calculated and payable (in cash) quarterly in arrears. For purposes of calculating the management fee, “stockholders’ equity” means the sum of the net proceeds from any issuances of the Company’s equity securities since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus retained earnings, calculated in accordance with GAAP, at the end of the most recently completed fiscal quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less any amount paid for repurchases of the Company’s shares of common stock, excluding any unrealized gains or losses on our investments and derivatives and other non-cash items (excluding OTTI) that have impacted stockholders' equity as reported in the Company’s consolidated financial statements prepared in accordance with GAAP, regardless of whether such items are included in other comprehensive income or loss, or in net income, and excluding one-time events pursuant to changes in GAAP and certain other non-cash charges after discussions between the Manager and the Company’s independent directors and after approval by a majority of the Company’s independent directors. However, if the

Company’s stockholders’ equity for any given quarter is negative based on the calculation described above, the Manager will not be entitled to receive any management fee for that quarter.

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
  For the three months ended March 31, 2020 and March 31, 2019, the Company incurred approximately $1.0 million and approximately $1.7 million in management fees, respectively. The Manager waived the management fee for March 2020 and April 2020 because of the unprecedented market disruption and dislocation across fixed income markets surrounding the uncertainty related to the COVID-19 pandemic. Future waivers, if any, will be at the Manager's discretion.
In addition to the management fee, the Company is also responsible for reimbursing the Manager for certain expenses paid by the Manager on behalf of the Company as defined in the Management Agreement.  For the three months ended March 31, 2020 and March 31, 2019, the Company recorded expenses included in general and administrative expenses totaling approximately $221 thousand and approximately $215 thousand, respectively, related to reimbursable employee costs. Any such expenses incurred by the Manager and reimbursed by the Company, including the employee compensation expense, are typically included in the Company’s general and administrative expenses in the Consolidated Statements of Operations.  At March 31, 2020 and December 31, 2019, approximately $3.0 million and approximately $2.0 million, respectively, for management fees incurred but not yet paid was included in "Payable to affiliate" in the Consolidated Balance Sheets.  In addition, at March 31, 2020 and December 31, 2019, approximately $232 thousand and approximately $181 thousand, respectively, of reimbursable costs incurred but not yet paid was included in "Payable to affiliate" in the Consolidated Balance Sheets.

Note 11 — Share-Based Payments

In conjunction with the Company’s IPO and concurrent private placement, the Company’s Board of Directors approved the Western Asset Mortgage Capital Corporation Equity Plan (the “Equity Plan”) and the Western Asset Manager

Equity Plan (the “Manager Equity Plan” and collectively the “Equity Incentive Plans”). The Equity Incentive Plans include provisions for grants of restricted common stock and other equity-based awards to the Manager, its employees and employees of its affiliates and to the Company’s directors, officers and employees. The Company can issue up to 3.0% of the total number of issued and outstanding shares of its common stock (on a fully diluted basis) at the time of each award (other than any shares previously issued or subject to awards made pursuant to one of the Company’s Equity Incentive Plans) under these Equity Incentive Plans. Upon the completion of the Company's most recent secondary public offerings, the number of shares of common stock available under the Equity Incentive Plans increased to 1,582,594. Approximately 895,177 shares have been issued under the Equity Plans with 687,417 shares available for issuance, as of March 31, 2020.

Under the Equity Plan, the Company made the following grants during the three months ended March 31, 2020 and the year ended December 31, 2019:

On March 28, 2019, the Company granted 108,000 shares of restricted common stock to the Manager under the Manager Equity Plan. One-third of the shares vested on March 28, 2020, one-third will vest on March 28, 2021 and the remaining one-third will vest on March 28, 2022.

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

During the three months ended March 31, 2020 and March 31, 2019, 36,000 and zero restricted common shares vested, respectively, including shares whose issuance has been deferred under the Director Deferred Fee Plan. The Company recognized stock-based compensation expense of approximately $165 thousand and approximately $70 thousand for the three months ended March 31, 2020 and March 31, 2019, respectively. In addition, the Company had unamortized compensation expense of $803 thousand and $968 thousand for equity awards at March 31, 2020 and December 31, 2019, respectively.

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

The following is a summary of restricted common stock vesting dates as of March 31, 2020 and December 31, 2019, including shares whose issuance has been deferred under the Director Deferred Fee Plan:

	March 31, 2020	December 31, 2019
Vesting Date	Shares Vesting	Shares Vesting
March 2020	—	36,000
June 2020	31,480	30,592
March 2021	36,000	36,000
March 2022	36,000	36,000
	103,480	138,592

The following table presents information with respect to the Company’s restricted stock for the three months ended March 31, 2020, including shares whose issuance has been deferred under the Director Deferred Fee Plan:

	March 31, 2020		March 31, 2019
	Shares of Restricted Stock	Weighted Average Grant Date Fair Value (1)	Shares of Restricted Stock	Weighted Average Grant Date Fair Value (1)
Outstanding at beginning of period	894,289	$15.76	753,973	$16.77
Granted (2)	888	10.67	108,888	10.50
Cancelled/forfeited	—	—	—	—
Outstanding at end of period	895,177	15.75	862,861	15.98
Unvested at end of period	103,480	$10.29	136,364	$10.56

(1)The grant date fair value of restricted stock awards is based on the closing market price of the Company’s common stock at the grant date.
(2)Includes 888 and 888 shares of restricted stock attributed to dividends on restricted stock under the Director Deferred Fee Plan for the three months ended March 31, 2020 and March 31, 2019, respectively.

Note 12 — Stockholders’ Equity

At-The-Market Program
        In April 2017, the Company entered into an equity distribution agreement with JMP Securities LLC under which the Company may offer and sell up to $100.0 million shares of common stock in an At-The-Market equity offering. The Company did not sell any shares under this agreement during the three months ended March 31, 2020.
Stock Repurchase Program

On December 19, 2019, the Board of Directors of the Company reauthorized its repurchase program of up to 2,700,000 shares of its common stock through December 31, 2021. The previous reauthorization announced on December 21, 2017 of the Company's repurchase program of up to 2,100,000 shares of its common stock expired on December 31, 2019.  Purchases made pursuant to the program will be made in the open market, in privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rules 10b5-1 and 10b-18 of the Securities and Exchange Act of 1934, as amended. The authorization does not obligate the Company to acquire any particular amount of common shares and the program may be suspended or discontinued at the Company’s discretion without prior notice. The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. During the three months ended March 31, 2020, the Company repurchased 100,000 shares of common stock pursuant to the authorization. The repurchased stock was not retired and will be accounted for as treasury stock.

Dividends

To preserve liquidity, the Company announced on March 27, 2020 that it was suspending its first quarter common stock dividend given extraordinary market volatility driven by uncertainty surrounding the COVID-19 pandemic.

The following table presents cash dividends declared and paid by the Company on its common stock:

Declaration Date	Record Date	Payment Date	Amount per Share	Tax Characterization
2020
March 27, 2020	N/A	N/A	$—	N/A
2019
December 19, 2019	December 30, 2019	January 24, 2020	$0.31	Ordinary income
September 19, 2019	September 30, 2019	October 25, 2019	$0.31	Ordinary income
June 20, 2019	July 1, 2019	July 26, 2019	$0.31	Ordinary income
March 21, 2019	April 1, 2019	April 26, 2019	$0.31	Ordinary income

Note 13 — Net Income per Common Share

The table below presents basic and diluted net income per share of common stock using the two-class method for the three months ended March 31, 2020 and March 31, 2019 (dollars, other than shares and per share amounts, in thousands):

	For the three months ended March 31, 2020	For the three months ended March 31, 2019
Numerator:
Net income (loss) attributable to common stockholders and participating securities for basic and diluted earnings per share	$(381,857)	$27,876
Less:
Dividends and undistributed earnings allocated to participating securities	—	70
Net income (loss) allocable to common stockholders — basic and diluted	$(381,857)	$27,806

Denominator:
Weighted average common shares outstanding for basic earnings per share	53,402,623	48,116,379
Weighted average common shares outstanding for diluted earnings per share	53,402,623	48,116,379
Basic earnings (loss) per common share	$(7.15)	$0.58
Diluted earnings (loss) per common share	$(7.15)	$0.58

For the three months ended March 31, 2020 and March 31, 2019, the Company excluded the effects of the convertible senior unsecured notes from the computation of diluted earnings per share since the average market value per share of the Company’s common stock was below the exercise price of the convertible senior unsecured notes. For the three months ended March 31, 2019, the Company excluded the effects of the warrants from the computation of diluted earnings per share since the average market value per share of the Company’s common stock was below the exercise price of the warrants.

Note 14 — Income Taxes

As a REIT, the Company is not subject to federal income tax to the extent that it makes qualifying distributions to its stockholders and satisfies on a continuing basis, through actual investment and operating results, the REIT requirements including certain asset, income and stock ownership tests.

Based on the Company’s analysis of any potential uncertain income tax positions, the Company concluded that it does not have any uncertain tax positions that meet the recognition or measurement criteria as of March 31, 2020.  The Company files U.S. federal and state income tax returns.  As of March 31, 2020, U.S. federal tax returns filed by the Company for 2018, 2017 and 2016 and state tax returns filed for 2018, 2017, 2016 and 2015 are open for examination pursuant to relevant statutes of limitation. In the event that the Company incurs income tax related interest and penalties, the Company’s policy is to classify them as a component of its provision for income taxes.

Income Tax Provision

Subject to the limitation under the REIT asset test rules, the Company is permitted to own up to 100% of the stock of one or more taxable REIT subsidiaries ("TRS"). Currently, the Company owns one TRS that is taxable as a corporation and is subject to federal, state and local income tax on its net income at the applicable corporate rates. The TRS, which was formed in Delaware on July 28, 2014, is a limited liability company and a wholly-owned subsidiary of the Company. During the three months ended March 31, 2020 and March 31, 2019, the Company recorded a federal and state tax benefit of $93 thousand and tax provision of $12 thousand, respectively, which is recorded in "Income tax (benefit) provision" in the Consolidated Statements of Operations.

Deferred Tax Asset

As of March 31, 2020 and December 31, 2019, the Company recorded a deferred tax asset of approximately $10.6 million and $8.5 million, respectively, relating to capital loss carryforward and temporary differences as a result of the timing of income recognition of certain investments held in the TRS. The capital loss carryforwards may only be recognized to the extent of capital gains. There is uncertainty as to the TRS ability to recognize capital gains in the future. As a result, the Company has concluded it is more likely than not the deferred tax asset will not be realized and has recorded a valuation allowance of $10.6 million and $8.5 million as of March 31, 2020 and December 31, 2019, respectively.

In addition, the REIT generated net operating losses ("NOLs") during the three months ended March 31, 2020 and the year ended December 31, 2017, related to its interest rate swap terminations, and for its California return a portion of the NOL's is apportioned to the TRS. The TRS also generated NOLs during the three months ended March 31, 2020. The Company recorded a deferred tax asset relating to the NOLs of $23.4 million and $6.0 million in the REIT and $8.8 million and $1.3 million in the TRS as of March 31, 2020 and December 31, 2019, respectively. The TRS can carryback the NOLs generated during the three months ended March 31, 2020 to each of the five preceding years and the NOLs generated during the year ended December 31, 2017 can be carried back to each of the two preceding years to request a refund for taxes paid. As of March 31, 2020 and December 31, 2019, the Company has concluded it is more likely than not the deferred tax asset relating to the NOLs will not be realized, with the exception of the TRS carryback to 2015, and has recorded a combined valuation allowance of $32.2 million and $6.9 million, respectively. The Company also recorded a deferred federal tax liability of $85 thousand as of December 31, 2019 in anticipation of the receipt of the state tax refund as a result of the carryback of the California NOL. The state tax refund was received during the three months ended March 31, 2020.

Effective Tax Rate

The Company's effective tax rate differs from its combined federal and state income tax rate primarily due to its valuation allowance and the deduction of dividends distributions to be paid under Code Section 857(a).

Note 15 — Contingencies

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. Management is not aware of any material contingencies at March 31, 2020.

Note 16- Subsequent Events

Financing Arrangements

On April 21, 2020, Western Asset Mortgage Capital Corporation (the “Company”) entered into amendments with respect to certain of its loan warehouse facilities. These amendments mainly served to convert an existing residential whole loan facility into a term facility by removing any mark to market margin requirements, and to consolidate the Company’s Non-Qualified Mortgage loans, which were previously financed by three separate, unaffiliated counterparties, into a single facility.

The target advance rate under the amended and restated facility will be approximately 84% of the aggregate unpaid principal balance of the loans. The term of the facility is 18 months from the date of the amendment and all principal payments and income generated by the loans during the term of the facility will be used to incrementally repay all obligations thereunder. Upon the securitization or sale by the Company of any whole loan subject to this amended and restated facility, the counterparty will be entitled to receive an exit fee of 0.50% as well as 30% of all realized and projected cash flow on any whole loans above such counterparty’s amortized basis.

The counterparty will have full recourse to the Company and any relevant subsidiary for obligations incurred under this amended and restated whole loan facility. Amendments were also effected to the existing residential whole loan facility and two other facilities held by the same counterparty group to provide such group with cross-collateralization and cross-default benefits across these three facilities. Upon any default, income from loans sold under any of these three facilities will be applied to repay obligations incurred under all three facilities, in an agreed-upon order of priority. The amendments also provide for a uniform set of financial covenants with respect to equity, leverage and liquidity requirements across the three facilities held by this counterparty group.

The Company’s aggregate borrowings from this counterparty group with respect to its residential whole loans are approximately $385 million and the market value of such loans is approximately $430 million.

On May 4, 2020, the Company supplemented one of its existing securities repurchase facilities to confirm terms pursuant to which it will consolidate most of its CMBS and RMBS assets, which are currently financed by multiple counterparties, into a single term facility with limited mark to market margin requirements, as described below. Pursuant to this confirmation, a margin deficit will not occur until such time as the loan to value ratio surpasses a certain threshold (the “LTV Trigger”), on a weighted average basis per asset type, calculated on a portfolio level. If this threshold is reached, the Company may elect to provide cash margin or sell certain assets to the extent necessary to lower the ratio. The term of this facility is 12 months, subject to extensions at the counterparty’s option. All interest income generated by the assets during the term of the facility will be paid to the Company no less often than monthly, with a price differential based on three-month LIBOR plus 5.00% payable to the counterparty quarterly in arrears. Half of all income generated by principal repayments on the underlying assets will be applied to repay the obligations owed to the counterparty, with the remainder paid to the Company, unless the LTV Trigger has occurred, in which case all principal payments will be applied to repay the obligations.

The counterparty has a right of first refusal upon any repurchase by the Company of any asset subject to this confirmation, provided the Company may request the counterparty to solicit third party dealer bids with respect to such sale. All asset sale proceeds less 50% of any excess proceeds over the counterparty’s amortized basis will be applied to repay the obligations owed to the counterparty, with the remainder paid to the Company, unless the LTV Trigger has occurred, in which case all asset sale proceeds will be applied to repay the obligations. Customary bank financing breakage fees are also payable upon the sale of the underlying assets. The confirmation also provides for a certain minimum level of shareholders’ equity and cash, respectively.

The aggregate financing provided by the counterparty with respect to the assets covered under this confirmation is approximately $108.8 million and the market value of such assets is approximately $182.7 million.

Investment and Leverage

As of April 30, 2020, the Company further reduced repurchase agreement financings by selling approximately $370.3 million Agency MBS, $65.3 million in Non-Agency MBS, $148.6 million in conforming whole loans, and $18.2 million in other securities.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING INFORMATION

The Company makes forward-looking statements herein and will make forward-looking statements in future filings with the Securities and Exchange Commission (the “SEC”), press releases or other written or oral communications within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For these statements, the Company claims the protections of the safe harbor for forward-looking statements contained in such sections. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond the Company’s control. In particular, it is difficult to fully assess the impact of COVID-19 at this time due to, among other factors, uncertainty regarding the severity and duration of the outbreak domestically and internationally and the effectiveness of federal, state and local governments’ efforts to contain the spread of COVID-19 and respond to its direct and indirect impact on the U.S. economy and economic activity.

These forward-looking statements include information about possible or assumed future results of the Company’s business, financial condition, liquidity, results of operations, plans and objectives. When the Company uses the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions, the Company intends to identify forward-looking statements. Statements regarding the following subjects, among others, may be forward-looking: market trends in the Company’s industry, interest rates, real estate values, the debt securities markets, the U.S. housing and the U.S. and foreign commercial real estate markets or the general economy or the market for residential and/or commercial mortgage loans; the Company’s business and investment strategy; the Company’s projected operating results; changes in interest rates and the market value of the Company’s target assets; credit risks; servicing - related risks, including those associated with foreclosure and liquidation; the state of the U.S. and to a lesser extent, international economy generally or in specific geographic regions; economic trends and economic recoveries; the Company’s ability to obtain and maintain financing arrangements, including under the Company’s repurchase agreements, a form of secured financing, and securitizations; the current potential return dynamics available in residential mortgage-backed securities (“RMBS”), and commercial mortgage-backed securities (“CMBS” and collectively with RMBS, “MBS”); the level of government involvement in the U.S. mortgage market; the anticipated default rates on CMBS and Commercial Loans; the loss severity on Non-Agency MBS; the general volatility of the securities markets in which the Company participates; changes in the value of the Company’s assets; the Company’s expected portfolio of assets; the Company’s expected investment and underwriting process; interest rate mismatches between the Company’s target assets and any borrowings used to fund such assets; changes in prepayment rates on the Company’s target assets; effects of hedging instruments on the Company’s target assets; rates of default or decreased recovery rates on the Company’s target assets; the degree to which the Company’s hedging strategies may or may not protect the Company from interest rate volatility; the impact of and changes in governmental regulations, tax law and rates, accounting guidance and similar matters; the Company’s ability to maintain the Company’s qualification as a real estate investment trust for U.S. federal income tax purposes; the Company’s ability to maintain its exemption from registration under the Investment Company Act of 1940, as amended (the “1940 Act”); the availability of opportunities to acquire Agency RMBS, Non-Agency RMBS, CMBS, Residential and Commercial Whole Loans, Residential and Commercial Bridge Loans and other mortgage assets; the availability of qualified personnel; estimates relating to the Company’s ability to make distributions to its stockholders in the future; the Company’s understanding of its competition; and the uncertainty and economic impact of pandemics, epidemics or other public health emergencies, such as the recent outbreak of COVID-19.

The forward-looking statements are based on the Company’s beliefs, assumptions and expectations of its future performance, taking into account all information currently available to it.  Forward-looking statements are not predictions of future events.  These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to the Company.  Some of these factors, are described in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 6, 2019. These and other risks, uncertainties and factors, including those described in the annual, quarterly and current reports that the Company files with the SEC, could cause its actual results to differ materially from those included in any forward-looking statements the Company makes.  All forward-looking statements speak only as of the date they are made.  New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect the Company.  Except as required by law, the Company is not obligated to, and does not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Impact of the COVID-19 Pandemic

The outbreak of COVID-19, which the World Health Organization has designated a pandemic, is creating extensive disruptions to the global economy and the lives of individuals throughout the world. Governments, businesses, and the public are taking unprecedented actions to contain the spread of COVID-19 and to mitigate its effects, including quarantines, travel bans, shelter-in-place orders, closures of businesses and schools, fiscal stimulus, and legislation designed to deliver monetary aid and other relief. The scope, duration, and full effects of COVID-19 are rapidly evolving and not fully known. The pandemic and related efforts to contain the COVID-19 have disrupted global economic activity, impacted interest rates, increased economic and market uncertainty, disrupted trade and supply chains, and created unprecedented financial market conditions and disruptions. This rapid disruption in the fixed income markets specifically in mortgage markets had an adverse impact on our book value, liquidity, results of operations, and financial position.

The extreme lack of liquidity in mortgage markets combined with forced selling led to swift and dramatic price declines in March 2020. The illiquidity was exacerbated by inadequate demand for MBS among primary dealers due to balance sheet constraints. On March 23, 2020, the significant decrease in our asset values resulted in margin calls of approximately $116.5 million from our repurchase agreement counterparties. Additional margin calls occurred in the following days. Failure to have posted adequate collateral for these margin calls would have given counterparties the right to call events of default under our repurchase agreements. Under an event of default the counterparty could sell or take ownership of the collateral to satisfy our repurchase agreement obligation and we would be liable for any shortfall. To meet the margin calls it was necessary to sell a material portion of our investment portfolio. In response to the unprecedented market volatility, we implemented measures to increase liquidity, reduce leverage, and seek financing arrangements as an alternative to short term repurchase agreements with daily margin requirements to preserve long-term shareholder value. As of March 31, 2020, these measures included, but were not limited to, the following:

•Suspended our first quarter common dividend to preserve liquidity.
•Sold approximately $1.5 billion of Agency MBS and $142.4 million of Non-Agency MBS.
•Reduced our repurchase agreement financings by 45.9% to $1.6 billion.
•Terminated all interest rate hedges and further reduced margin call volatility.
•Our Manager waived management fees for March 2020 and April 2020.
Our efforts continued and as of April 30, 2020 these measures included but were not limited to, the following:

•We closed an 18 month term financing arrangement without margin requirements for our entire non-QM loan portfolio. The impact of this financing was to reduce our exposure to repurchase agreement financing by $385 million and the associated margin calls from such agreements.
•We further reduced our repurchase agreement financings by selling approximately $370.3 million of Agency MBS, $65.3 million of Non-Agency MBS, $148.6 million in conforming whole loans, and $18.2 million of other securities.

Also, in May 2020, we closed a 12 month term financing arrangement for Non-Agency RMBS and Non-Agency CMBS, significantly mitigating exposure to margin volatility. The aggregate financing provided by the counterparty with respect to the assets covered under this confirmation is approximately $108.8 million and the market value of such assets is approximately $182.7 million.

While our Manager's view is that the economic impact of COVID-19 will be transitory, there is no assurance the impact will not be more lasting and severe. The full impact of COVID-19 on our results of operations, financial position and cost of capital is still uncertain as it depends on several factors beyond our control including, but not limited to (i) the uncertainty around the severity, duration and spread of the outbreak, (ii) the effectiveness of the United States public health response, (iii) the pandemic’s impact on the U.S. and global economies, (iv) the timing, scope and effectiveness of additional governmental responses to the pandemic, including the availability of a treatment or vaccination for COVID-19, and (v) the negative impact on our borrowers, asset values and cost of capital. We continue to operate with a defensive stance to preserve liquidity, reduce our exposure to short-term repurchase agreement financings, and reduce expenses.

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

Residential Whole Loans. — Residential Whole Loans are mortgages secured by single family residences held directly by us or through consolidated trusts with us holding the beneficial interest in the trusts. Our Residential Whole Loans include conforming fixed rate mortgages and adjustable rate mortgages that do not qualify for the Consumer Finance Protection Bureau’s (or CFPB) safe harbor provision for “qualified mortgages” ("Non QM" mortgages). Our Manager’s review, relating to Non QM mortgages, includes an analysis of the loan originator’s procedures and documentation for compliance with Ability to Repay requirements.   As discussed in Note 7 "Financing," we have and may continue to securitize whole loan interests, selling more senior interests in the pool of loans and retaining residual portions.  The characteristics of our Residential Whole Loans may vary going forward.

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

Our Investment Portfolio

        Our investment portfolio composition at March 31, 2020.

Our Financing Strategy

The uncertainties created by the COVID-19 pandemic have made it challenging to obtain financing arrangements on favorable terms, including our repurchase agreements, term financings, and securitizations. We expect to continue to seek financing arrangements as an alternative to short term repurchase agreements with daily margin requirements. The amount of leverage we use for our portfolio depends upon a variety of factors, such as, general economic, political and financial market conditions, the anticipated liquidity and price volatility of our assets, the availability and cost of financing the assets, the creditworthiness of financing counterparties and the health of the U.S. residential and commercial mortgage markets. We are not required to maintain any particular leverage ratio. We expect to maintain a debt-to-equity ratio of three to six times the amount of our stockholders’ equity, depending on our investment composition.

Repurchase Agreements

At March 31, 2020, our repurchase agreements have maturities generally ranging from one to twelve months, but in some cases longer. Repurchase agreements involve the transfer of the pledged collateral to a counterparty at an agreed upon price in exchange for such counterparty’s simultaneous agreement to return the same security back to the borrower at a future date (i.e., the maturity of the borrowing). Under our repurchase agreements, we retain beneficial ownership of the pledged collateral, while the counterparty maintains custody of such collateral.  At the maturity of a repurchase financing, unless the repurchase financing is renewed with the same counterparty, we are required to repay the loan, including any accrued interest, and concurrently reacquire custody of the pledged collateral or, with the consent of the counterparty, we may renew the repurchase financing at the then prevailing market interest rate and terms.  The amount borrowed under our repurchase agreements is a specified percentage of the asset’s applicable fair value, which is dependent on the collateral type.  Our repurchase agreement counterparties generally require collateral in excess of the loan amount, or haircuts. As of March 31, 2020, the ranges of the haircuts on our investments were as follows:

Collateral	Minimum	Maximum (excluding IOs and IIOs)	Maximum (including IOs and IIOs)
Agency RMBS	20.0%	n/a	20.0%
Agency CMBS	3.0%	8.0%	20.0%
Non-Agency RMBS	15.0%	50.0%	50.0%
Non-Agency CMBS	10.0%	35.0%	n/a
Other securities	25.0%	50.0%	n/a
Residential Whole Loans(1)	5.0%	20.0%	n/a
Commercial Loans(2)	15.0%	60.0%	n/a

(1) Includes Residential Bridge Loans.
(2) Includes Securitized commercial loans.

Convertible Senior Unsecured Notes

        As of March 31, 2020, we had $205.0 million of 6.75% convertible senior unsecured notes outstanding. The notes mature on October 1, 2022, unless earlier converted, redeemed or repurchased by the holders pursuant to their terms, and are not redeemable by us except during the final three months prior to maturity. We view this financing as an attractive source of longer-term capital, which we believe was more cost efficient than issuing straight equity.

Securitized Debt

        As of March 31, 2020, Arroyo Mortgage Trust 2019-2 (a subsidiary) had $747.4 million securitized mortgage backed notes outstanding. The notes, excluding the Owner Certificates, issued by Arroyo Mortgage Trust 2019-2 (a subsidiary) were four classes, with a weighted average fixed interest rate of 3.425% per annum. All of the Notes are anticipated to have a final payment date in April 2049. We view the notes as an attractive source of longer-term financing for our Residential Whole Loan portfolio. We may redeem the offered notes on or after the earlier of (i) the three-year anniversary of the closing date or ii) the date on which the aggregate collateral balance is 20% of the original principal balance. The notes are redeemable at their face value plus accrued interest. The mortgage-backed notes are classified in "Securitized debt, net" in the Consolidated Balance Sheets.

Separately, as of March 31, 2020, we had two consolidated variable interest entities that had outstanding borrowings of $454.4 million, which is classified in "Securitized debt, net" in the Consolidated Balance Sheets.

Our Hedging Strategy

Our overall portfolio strategy is designed to generate attractive returns to our investors through various economic cycles. We believe our broad approach to investing in the real estate mortgage markets, which considers all categories of real estate assets, allows us to invest in a diversified portfolio and help mitigate our portfolio from risks that arise from investing in a single or limited collateral type. In connection with our risk management activities, we may enter into a variety of derivative and non-derivative instruments. When purchased, our primary objective for acquiring these derivatives and non-derivative instruments is to mitigate our exposure to future events that are outside our control. Our derivative instruments are designed to mitigate the effects market risk and cash flow volatility associated with interest rate risk, including prepayment risk. As part of our hedging strategy, we may enter into, interest rate swaps, including forward starting swaps, interest rate swaptions, U.S. Treasury options, future contracts, TBAs, total return swaps, credit default swaps, foreign current swaps and forwards and other similar instruments. There can be no assurance that appropriate hedging strategies will be available or that if implemented they will be successful.

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

There have been no significant changes to our critical accounting policies that are disclosed in our most recent Annual Report on Form 10-K for the year ended December 31, 2019, other than the new accounting policy adopted described in Note 2 to the Consolidated Financial Statements.

2020 Activity

Investment Activity

The COVID-19 pandemic has created unprecedented market disruption and dislocation. The extreme lack of liquidity in mortgage markets combined with forced selling led to swift and dramatic price declines. The significant decline in asset values resulted in us having to sell assets in order to meet margin calls by our repurchase agreement counterparties.

The following table presents our investing activity for the three months ended March 31, 2020 (dollars in thousands):

	Balance at		Principal Payments and Basis Recovery	Proceeds from Sales	Transfers to REO	Realized Gain/(Loss)	Unrealized Gain/(loss)	Premium and discount amortization, net	VIE Deconsolidation	Balance at
Investment Type	December 31, 2019	Purchases								March 31, 2020
Agency RMBS and Agency RMBS IOs	$356,686	$64,008	$(16,898)	$(391,436)	n/a	$10,382	$(8,018)	$(282)	$—	$14,442
Non-Agency RMBS	45,814	—	(795)	(12,702)	n/a	(16)	(5,840)	(164)	—	26,297
Agency CMBS and Agency CMBS IOs	1,438,569	185,083	(756)	(1,259,032)	n/a	87,852	(34,942)	(588)	—	416,186
Non-Agency CMBS	316,019	48,505	(5,984)	(51,940)	n/a	(8,801)	(55,309)	967	6,852	250,309
Other securities(1)	80,161	23,401	(1,021)	(17,746)	n/a	114	(36,034)	(1,464)	—	47,411
Total MBS and other securities	2,237,249	320,997	(25,454)	(1,732,856)	n/a	89,531	(140,143)	(1,531)	6,852	754,645
Residential Whole Loans	1,375,860	113,339	(82,145)	—	—	—	(95,972)	(1,287)	—	1,309,795
Residential Bridge Loans	36,419	—	(6,980)	—	(489)	(78)	(215)	(23)	—	28,634
Commercial Loans	370,213	—	(37,638)	—	—	—	(12,462)	195	—	320,308
Securitized commercial loans	909,040	—	(154,701)	—	—	—	(127,171)	767	(150,804)	477,131
Total Investments	$4,928,781	$434,336	$(306,918)	$(1,732,856)	$(489)	$89,453	$(375,963)	$(1,879)	$(143,952)	$2,890,513

        (1) Other securities include $32.7 million of GSE CRTs and $14.7 million of ABS at March 31, 2020.

Portfolio Characteristics

Our Agency Portfolio

The following table summarizes our Agency portfolio by investment category as of March 31, 2020 (dollars in thousands):

	Principal Balance	Amortized Cost	Fair Value	Net Weighted Average Coupon
Agency CMBS	$369,843	$387,166	$413,394	3.1%
Agency CMBS IOs and IIOs accounted for as derivatives (1)	N/A	N/A	2,792	0.4%
Total Agency CMBS	369,843	387,166	416,186	2.3%

Agency RMBS IOs and IIOs (1)	N/A	8,102	9,952	3.1%
Agency RMBS IOs and IIOs accounted for as derivatives (1)	N/A	N/A	4,490	2.9%
Total Agency RMBS	—	8,102	14,442	3.0%
Total	$369,843	$395,268	$430,628	2.5%

(1)IOs and IIOs have no principal balances and bear interest based on a notional balance.  The notional balance is used solely to determine interest distributions on the interest-only class of securities.

Credit Sensitive Portfolio

        The following table presents information by vintage(1) as it relates to our credit sensitive investment portfolio at March 31, 2020:

Credit Sensitive Securities	Pre 2011	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020	Total
Non-Agency RMBS	0.1%	—%	—%	—%	—%	—%	—%	0.5%	0.3%	—%	—%	0.9%
Non-Agency RMBS IOs	—%	—%	—%	—%	—%	—%	—%	0.2%	—%	—%	—%	0.2%
Non-Agency CMBS	0.4%	1.5%	—%	—%	1.0%	0.4%	0.5%	0.7%	1.6%	3.0%	1.1%	10.2%
Other securities	0.3%	—%	—%	—%	0.1%	0.2%	0.4%	0.1%	0.4%	—%	0.4%	1.9%
Residential Whole Loans	0.1%	0.2%	0.2%	1.6%	0.8%	0.1%	1.2%	5.5%	27.1%	16.4%	0.1%	53.3%
Residential Bridge Loans	—%	—%	—%	—%	—%	—%	—%	0.2%	0.9%	—%	—%	1.1%
Securitized commercial loans	—%	—%	—%	—%	—%	1.0%	—%	—%	18.4%	—%	—%	19.4%
Commercial Loans	—%	—%	—%	—%	—%	—%	—%	—%	3.0%	10.0%	—%	13.0%
Total	0.9%	1.7%	0.2%	1.6%	1.9%	1.7%	2.1%	7.2%	51.7%	29.4%	1.6%	100%

 (1) Based on carrying amount of the investments.

Non-Agency RMBS

The following table presents the fair value and weighted average purchase price for each of our Non-agency RMBS categories, including IOs accounted for as derivatives, together with certain of their respective underlying loan collateral attributes and current performance metrics as of March 31, 2020 (fair value dollars in thousands):

		Weighted Average
Category	Fair Value	Purchase Price	Life (Years)	Original LTV	Original FICO	60+ Day Delinquent	6-Month CPR
Prime	$8,475	$69.98	12.2	68.9%	769	0.1%	15.0%
Alt-A	17,822	45.57	7.3	80.6%	665	9.2%	10.2%
Total	$26,297	$53.44	8.9	76.8%	698	6.3%	11.7%

Non-Agency CMBS

The following table presents certain characteristics of our Non-Agency CMBS portfolio as of March 31, 2020 (dollars in thousands):

		Principal		Weighted Average
Type	Vintage	Balance	Fair Value	Life (Years)	Original LTV
Conduit:
	2006-2009	$22,205	$9,988	1.0	73.0%
	2010-2020	94,106	58,287	3.5	61.5%
		116,311	68,275	3.1	63.1%
Single Asset:
	2010-2020	220,505	182,034	2.0	67.4%
Total		$336,816	$250,309	2.3	66.3%

Residential Whole Loans

The Residential Whole Loans have low LTV's and are comprised of 2,963 Non-QM adjustable rate mortgages, 571 conforming fixed rate mortgages and nine investor fixed rate mortgages. The following table presents certain information about our Residential Whole Loans investment portfolio at March 31, 2020 (dollars in thousands):

			Weighted Average
Current Coupon Rate	Number of Loans	Principal Balance	Original LTV	Original FICO Score(1)	Expected Life (years)(2)	Contractual Maturity (years)	Coupon Rate
3.01 – 4.00%	52	$17,940	62.7%	734	2.8	28.1	3.9%
4.01– 5.00%	1,716	588,582	61.8%	746	2.3	28.5	4.8%
5.01 – 6.00%	1,707	723,264	62.2%	736	2.6	28.1	5.4%
6.01 – 7.00%	66	22,477	58.2%	724	3.5	26.8	6.2%
7.01 - 8.00%	2	515	73.2%	753	4.0	28.4	7.1%
Total	3,543	$1,352,778	62.0%	740	2.5	28.2	5.1%

(1)The original FICO score is not available for 282 loans with a principal balance of approximately $94.4 million at March 31, 2020. We have excluded those loans from the weighted average computation.
(2)Excludes the expected lives of the conforming Residential Whole Loans held by RCR Trust.

Residential Bridge Loans

        Our Residential Bridge Loans are comprised of short-term fixed rate mortgages secured by non-owner occupied single and multi-family residences with low LTVs, generally up to 85%. The following table presents certain information about our Residential Bridge Loans investment portfolio at March 31, 2020 (dollars in thousands):

			Weighted Average
Current Coupon Rate	Number of Loans	Principal Balance	Original LTV	Contractual Maturity (months)(1)	Coupon Rate
7.01 – 9.00%	26	$17,823	67.4%	4.1	8.4%
9.01 – 11.00%	22	8,711	75.2%	4.3	10.2%
11.01 – 13.00%	6	2,167	64.3%	2.0	11.7%
17.01 – 19.00%	2	949	75.0%	0.0	18.0%
Total	56	$29,650	69.7%	4.10	9.5%

(1) Non-performing loans that are past their maturity date are excluded from the calculation of the weighted average contractual maturity. The weighted average contractual maturity for these loans is zero.

Non-performing Residential Loans

The following table presents the aging of the Residential Whole Loans and Bridge Loans as of March 31, 2020 (dollars in thousands):

	Residential Whole Loans			Bridge Loans
	No of Loans	Principal	Fair Value	No of Loans	Principal	Fair Value (1)
Current	3,462	$1,313,975	$1,272,791	20	$13,124	$13,071
1-30 days	53	22,403	21,522	8	4,154	4,095
31-60 days	11	5,559	5,357	5	2,468	2,427
61-90 days	4	3,779	3,550	2	973	926
90+ days	13	7,062	6,575	21	8,931	8,115
Total	3,543	$1,352,778	$1,309,795	56	$29,650	$28,634

(1) Includes $2.6 million loans carried at amortized cost.

COVID-19 has materially disrupted business operations, resulting in significantly higher levels of unemployment or underemployment. As a result, the Company expects some of its Residential Whole Loan borrowers will experience financial hardship, making it difficult to meet their payment obligations to the Company, leading to requests for forbearance and higher levels of delinquency and potentially defaults. The Company maintains a strong relationship with its servicers and has utilized these relationships to address the potential impacts of COVID-19 pandemic on the Company's Non-QM loans As of April 30, 2020, the Company had 265 Non-QM loans in forbearance.

Residential Whole Loans

As of March 31, 2020, there were 13 Residential Whole Loans carried at fair value in non-accrual status with an unpaid principal balance of approximately $7.1 million and a fair value of $6.6 million. These nonperforming loans represent approximately 0.5% of the total outstanding principal balance. No allowance or provision for credit losses was recorded as of and for the three months ended March 31, 2020 since the valuation adjustment, if any, would be reflected in the fair value of these loans. We stopped accruing interest income for these loan when they became contractually 90 days delinquent.

        As of March 31, 2020, there was one Residential Bridge Loan carried at amortized cost in non-accrual status with an unpaid principal balance of approximately $124 thousand and 20 Residential Bridge Loans carried at fair value in non-accrual status with an unpaid principal balance of approximately $8.8 million and a fair value of $8.0 million. These nonperforming Residential Bridge Loans represent approximately 30.1% of the total outstanding principal balance. We reviewed the estimated fair value of the collateral to determine if an allowance and provision of credit loss was required for loans carried at amortized costs. Based upon our evaluation, no allowance and provision for credit losses was recorded for loans carried at amortized cost as of and for the three months ended March 31, 2020 since the fair value of the collateral balance less the cost to sell was in excess of the outstanding principal and interest balances. No allowance and provision for credit losses was recorded for loans carried at fair value as of and for the three months ended March 31, 2020 since valuation adjustments, if any, would be reflected in the fair value of these loans. We stopped accruing interest income for these loans when they became contractually 90 days delinquent.

        As of March 31, 2020, we had real estate owned ("REO") properties with an aggregate carrying value of $2.9 million related to foreclosed Bridge Loans. The REO properties are held for sale and accordingly carried at the lower of cost or fair value less cost to sell. The REO properties are classified in "Other assets" in the Consolidated Balance Sheets.

Commercial Real Estate Investments

Securitized Commercial Loans

In November 2015, we acquired a $14.0 million variable interest in CMSC Trust, which is a VIE that we were required to consolidate. Please refer to Note 6 - "Commercial Real Estate Investments" for details. The CMSC Trust holds a $23.9 million mezzanine loan collateralized by interests in commercial real estate.  The mezzanine loan serves as collateral for the $23.9 million of securitized debt issued. Refer to Note 7 - "Financings" for details on the associated securitized debt.

RETL 2018 was refinanced with a new securitization RETL 2019-RVP ("RETL 2019 Trust") in March 2019. We acquired a $65.3 million variable interest in the trust certificates issued by RETL 2019 Trust, including $45.3 million which represents the 5% eligible risk retention certificate. Please refer to Note 6 - "Commercial Real Estate Investments" for details. The RETL 2019 Trust holds a commercial loan collateralized by first mortgages, deeds of trusts and interests in commercial real estate located throughout the United States and Puerto Rico. The outstanding principal balance on this commercial loan is $519.7 million as of March 31, 2020. The commercial loan served as collateral for the $519.7 million securitized debt issued by RETL 2019 Trust. Refer to Note 7 - "Financings" for details on the associated securitized debt.

In December 2019, we acquired a $161.4 million interest in the trust certificates issued by the MRCD 2019-PRKC Mortgage Trust ("MRCD Trust"), including $10.5 million which represents the initial controlling class (HRR class). We determined that MRCD Trust was a VIE and that we were also the primary beneficiary because the Manager was involved in certain aspects of the design of the trust and we ow the controlling class. As the primary beneficiary, we consolidated MRCD Trust and its investment in the trust certificates (HRR class and a portion of the A class) of MRCD Trust were eliminated in the consolidation.

In March 2020, we sold our investments in the A Class certificates of MRCD Trust, and shortly after the sale, we entered into an agreement to assign our controlling rights and appoint one of the buyers as the new Directing Holder. As a result, the assets and liabilities of MRCD Trust were deconsolidated since we no longer have the power to direct the activities that significantly impact the economic performance of the MRCD Trust.

MRCD qualified as a CFE under GAAP and we measured both the financial assets and financial liabilities using the fair value of the financial liabilities, since it was more observable. We recognized an unrealized loss of $43.7 million in earnings, related to the periodic change in fair value of MRCD's assets and liabilities in March 2020 and prior to deconsolidation. Also, we retained the HRR certificates, which were measured at fair value at the date of deconsolidation and is included in the "Non-Agency mortgage-backed securities, at fair value" in the Consolidated Balance Sheets.

Non-Performing Commercial Loans

The impact of COVID-19 pandemic has adversely impacted a broad range of industries in which our commercial loan borrowers operate and could impair their ability to fulfill their financial obligations to us, most significantly hospitality asset. We believe our CRE loan sponsors are well capitalized and generally committed to supporting the assets collateralizing our loans. Our portfolio’s low average LTV of 65.5% as of March 31, 2020 reflects significant equity value that our sponsors are motivated to protect through the COVID-19 disruption. As of April 30, 2020, we had one borrower with a total loan principal balance of $30.0 million request forbearance for one month with an option for further extensions based on the circumstances and upon our approval.

The following table presents the aging of the Commercial Loans as of March 31, 2020 (dollars in thousands):

Commercial Loans
	No of Loans	Principal	Fair Value
Current	11	$332,576	$320,308
1-30 days	—	—	—
31-60 days	—	—	—
61-90 days	—	—	—
90+ days	—	—	—
Total	11	$332,576	$320,308

Geographic Concentration

The mortgages underlying our Non-Agency RMBS and Non-Agency CMBS are located in various states across the United States and other countries. The following table presents the five largest concentrations by location for the mortgages collateralizing our Non-Agency RMBS and Non-Agency CMBS as of March 31, 2020, based on fair value (dollars in thousands):

	Non-Agency RMBS			Non-Agency CMBS
	Concentration	Fair Value		Concentration	Fair Value
California	29.6%	$7,779	California	18.5%	$46,432
Florida	8.4%	2,204	Nevada	10.6%	26,574
New York	6.9%	1,817	Pennsylvania	9.8%	24,539
Georgia	4.5%	1,181	Illinois	8.6%	21,635
Maryland	4.4%	1,144	Bahamas	7.7%	19,228

The following table presents the various states across the United States in which the collateral securing our Residential Whole Loans and Residential Bridge Loans at March 31, 2020, based on principal balance, is located (dollars in thousands):

	Residential Whole Loans			Residential Bridge Loans
	State Concentration	Principal Balance		State Concentration	Principal Balance
California	66.5%	$899,344	California	49.2%	$14,598
New York	15.9%	214,658	New York	14.6%	4,323
Georgia	3.1%	42,506	Washington	12.6%	3,748
Florida	2.8%	38,154	Florida	10.5%	3,128
New Jersey	2.2%	29,367	New Jersey	3.4%	1,004
Other	9.5%	128,749	Other	9.7%	2,849
Total	100.0%	$1,352,778	Total	100.0%	$29,650

Financing Activity

  The market disruptions surrounding COVID-19 resulted in the decline of our asset values making it more difficult to obtain repurchase agreement financing with favorable terms or at all. Our repurchase agreement counterparties have increased borrowing rates and increased haircuts. We expect to continue to expand and diversify our financing sources, especially those sources that provide an alternative to short term repurchase agreements with daily margin requirements, reducing our exposure to margin volatility.

Repurchase Agreements

At March 31, 2020, we had outstanding borrowings under 19 of our repurchase agreements. The following table summarizes our financing activity under our repurchase agreements for the three months ended March 31, 2020 (dollars in thousands):

	Balance at			Balance at
Collateral	December 31, 2019	Proceeds	Repayments	March 31, 2020
Agency CMBS	$1,352,248	$2,858,307	$(3,772,978)	$437,577
Agency RMBS	348,274	205,831	(542,253)	11,852
Non-Agency CMBS	190,390	293,571	(268,989)	214,972
Non-Agency RMBS	30,481	27,865	(38,198)	20,148
Residential Whole Loans(1)	476,172	1,458,951	(1,377,256)	557,867
Residential Bridge Loans(1)	29,869	83,460	(89,107)	24,222
Commercial loans(1)	224,594	639,650	(663,148)	201,096
Securitized commercial loans(1)	116,087	144,355	(227,639)	32,803
Other securities	56,762	74,724	(78,242)	53,244
Borrowings under repurchase agreements	2,824,877	5,786,714	(7,057,810)	1,553,781
Less unamortized debt issuance costs	76	—	—	66
Borrowings under repurchase agreements, net	$2,824,801	$5,786,714	$(7,057,810)	$1,553,715

(1)The borrowings and collateral pledged attributed to loans owned through trust certificates. The trust certificates are eliminated upon consolidation.

At March 31, 2020, we had outstanding repurchase agreement borrowings with the following counterparties:

(dollars in thousands) Repurchase Agreement Counterparties	Amount Outstanding	Percent of Total Amount Outstanding	Company Investments Held as Collateral	Counterparty Rating(1)
Credit Suisse AG, Cayman Islands Branch (2)	$465,157	29.9%	$600,893	A+
JPMorgan Chase Bank, National Association	155,453	10.0%	148,596	A-
JP Morgan Securities LLC	136,625	8.8%	153,439	A+
Barclays Capital Inc.	111,328	7.2%	128,213	A
Mirae Asset Securities (USA) Inc.	110,587	7.1%	127,860	BBB
Nomura Securities International, Inc. (3)	97,332	6.3%	128,228	Unrated (3)
Royal Bank of Canada	93,178	6.0%	99,989	AA-
Barclays Bank PLC	91,442	5.9%	91,439	BBB
UBS AG, London Branch	74,675	4.8%	64,312	A+
South Street Securities LLC	67,947	4.4%	47,180	Unrated
Citigroup Global Markets Inc.	48,497	3.1%	46,459	A+
Mizuho Securities USA Inc.	35,662	2.3%	37,954	A
UBS Securities LLC	32,502	2.1%	35,900	A+
ASL Capital Markets, Inc.	16,585	1.1%	18,370	Unrated
Goldman Sachs Bank USA	8,216	0.5%	9,795	A+
All other counterparties (4)	8,595	0.5%	10,466
Total	$1,553,781	100.0%	$1,749,093

(1)The counterparty ratings presented above are the long-term issuer credit ratings as rated at March 31, 2020 by S&P.
(2)Includes master repurchase agreements in which the buyer includes Alpine Securitization LTD., a Credit Suisse sponsored asset-backed commercial paper conduit.
(3) Nomura Holdings, Inc., the parent company of Nomura Securities International, Inc., is rated BBB+ by S&P at March 31, 2020.
(4) Represents amount outstanding with three counterparties, which each holds collateral valued less than 5% of our stockholders’ equity as security for our obligations under the applicable repurchase agreements as of March 31, 2020.

The following table presents our average repurchase agreement borrowings, excluding unamortized debt issuance costs, by type of collateral pledged for the three months ended March 31, 2020 (dollars in thousands):

Collateral	Three Months Ended March 31, 2020
Agency RMBS	$245,698
Agency CMBS	1,355,264
Non-Agency RMBS	15,255
Non-Agency CMBS	227,291
Residential Whole Loans	528,126
Commercial loans	209,349
Securitized commercial loans	104,838
Residential Bridge Loans	30,180
Other securities	54,707
Total	$2,770,708
Maximum borrowings during the period(1)	$3,006,550

(1)Amount represents the maximum borrowings at month-end during each of the respective periods.

For the reporting period ended March 31, 2020, we breached certain financial statement covenants in repurchase agreements with two counterparties with borrowings outstanding as of May 5, 2020. Both counterparties have waived the breaches until August 1, 2020. In addition, we would have been in breach of certain covenants in another seven repurchase agreements with borrowings outstanding as of March 31, 2020, but with respect to those seven agreements, we have either modified the covenants or paid off the repurchase agreement borrowings in full.

Securitized Debt

We acquired a variable interest in CMSC Trust and RETL 2019 Trust and were required to consolidate the CMBS VIEs. Refer to Note 7 - "Financings" for details. At March 31, 2020, the consolidated CMSC Trust's commercial mortgage pass-through certificate, which bears a fixed interest rate of 8.9% and matures on June 6, 2020, had an outstanding balance of $10.5 million and a fair value of $10.5 million.

The following table summarizes the consolidated RETL 2019 Trust's commercial mortgage pass-through certificates at March 31, 2020 which is classified in "Securitized debt, net" in the Consolidated Balance Sheets (dollars in thousands):

Classes	Principal Balance	Coupon	Fair Value	Contractual Maturity
Class A	$64,835	1.9%	$59,246	3/15/2021
Class B	101,200	2.3%	87,781	3/15/2021
Class C	277,821	2.8%	239,166	3/15/2021
Class X-CP(1)	N/A	2.8%	130	4/15/2020
Class X-EXT(1)	N/A	N/A	31	3/15/2021
	$443,856		$386,354

(1) Excluded the principal and fair value of classes owned by us that are eliminated in the Consolidated Balance Sheets.
(2) Class X-CP and Class X-EXT are interest-only classes with an initial notional balance of $308.4 million each.

In May 2019, we completed a residential mortgage-backed securitization comprised of a portion of our Residential Whole Loan portfolio. RMI 2015 Trust and RNR Trust collectively transferred $945.5 million of Non-QM Residential Whole Loans, to our wholly owned subsidiary, Arroyo Mortgage Trust 2019-2 ("Arroyo Trust") and Arroyo Trust issued $919.0 million of mortgage-backed notes and we retained the subordinate Non-Offered Securities. At March 31, 2020, Residential Whole Loans, with an outstanding principal balance of approximately $756.7 million, serve as collateral for the Arroyo Trust's securitized debt.

The following table summarizes the consolidated Arroyo Trust's issued mortgage-backed notes at March 31, 2020 which is classified in "Securitized debt, net" in the Consolidated Balance Sheets (dollars in thousands):

Classes	Principal Balance	Coupon	Carrying Value	Contractual Maturity
Issued Mortgage-Backed Notes
Class A-1	$634,467	3.3%	$634,464	4/25/2049
Class A-2	33,996	3.5%	33,995	4/25/2049
Class A-3	53,859	3.8%	53,857	4/25/2049
Class M-1	25,055	4.8%	25,055	4/25/2049
Subtotal	747,377		$747,371
Less: Unamortized deferred financing costs	N/A		5,074
Total	$747,377		$742,297

Convertible Senior Unsecured Notes

        As of March 31, 2020, we had $205.0 million of 6.75% convertible senior unsecured notes outstanding. The notes mature on October 1, 2022, unless earlier converted, redeemed or repurchased by the holders pursuant to their terms, and are not redeemable by us except during the final three months prior to maturity.

Hedging Activity
On March 3, 2020, the Federal Open Market Committee reduced the target federal funds rate by 50 basis points to 1.00% to 1.25%. This rate was further reduced to a target range of 0% to 0.25% on March 16, 2020. These reductions in interest rates and other effects of the COVID-19 outbreak caused volatility in interest rates. As a result, we received significant margin calls on our interest rate swaps. In this very low interest rate environment our interest rate swaps were no longer effective. In March 2020, we effectively terminated fixed-pay interest rate swaps with a notional value of approximately $3.1 billion and variable-pay interest rate with a notional value of approximately $1.9 billion to reduce hedging costs and associated market volatility. The effects of the termination is reflected in the table below for the three months ended March 31, 2020 in Settlements, Terminations or Expirations.
The following tables summarize the hedging activity during the three months ended March 31, 2020 (dollars in thousands):

	Notional Amount at		Settlements, Terminations or Expirations	Notional Amount at
Derivative Instrument	December 31, 2019	Acquisitions		March 31, 2020
Fixed pay interest rate swaps	$2,551,000	$783,000	$(3,334,000)	$—
Variable pay interest rate swaps	1,405,000	794,800	(2,199,800)	—
Interest rate swaptions	—	305,000	—	305,000
Credit default swaps	151,000	9,390	(15,870)	144,520
TBA securities - long positions	1,000,000	4,478,800	(4,700,600)	778,200
TBA securities - short positions	1,000,000	4,478,800	(4,700,600)	778,200
Total derivative instruments	$6,107,000	$10,849,790	$(14,950,870)	$2,005,920

	Fair Value at	Acquisitions	Settlements, Terminations or Expirations	Realized Gains / Losses	Mark-to-market	Fair Value at
Derivative Instrument	December 31, 2019					March 31, 2020
Fixed pay interest rate swaps	$3,001	$(32,894)	$241,939	$(209,046)	$(3,000)	$—
Variable pay interest rate swaps	(485)	7,608	(36,633)	29,025	485	—
Interest rate swaptions	—	—	—	—	181	181
Credit default swaps	(2,847)	2,525	(1,960)	(1,629)	(2,638)	(6,549)
TBA securities	(928)	—	(1,494)	1,494	(2,996)	(3,924)
Total derivative instruments	$(1,259)	$(22,761)	$201,852	$(180,156)	$(7,968)	$(10,292)

As of March 31, 2020, we had no fixed pay rate interest rate swaps or variable pay rate interest rate swaps.
Capital Markets Activity
The following is a summary of activity during 2020:
Dividends

As previously announced, due to the turmoil in the financial markets resulting from the COVID-19 pandemic, we suspended the first quarter dividend to preserve liquidity.

Stock Repurchase

On December 19, 2019, our Board of Directors reauthorized the repurchase program of up to 2,700,000 shares of our common stock through December 31, 2021. Pursuant to the repurchase plan we acquired 100,000 shares with an average price, including commission, of $5.78 per share, totaling approximately $578 thousand.

Book Value

        The following chart reflects our book value per common share basic and diluted over five consecutive quarters:

Book Value

15
10
5
0
10.70
10.51
10.60
10.55
3.41
03/31/19
06/30/19
09/30/19
12/31/19
03/31/19
Period Ending

        The COVID-19 pandemic has created unprecedented market disruption and dislocation, requiring us to sell asset to meet margin calls. We have implemented measures to increase liquidity, reduce leverage, and seek alternative financing arrangements to preserve long-term shareholder value. As a result of the unprecedented market volatility, our book value per common share basic and diluted declined by 67.7% to $3.41 at March 31, 2020 when compared to our December 31, 2019 book value of $10.55.

Results of Operations

Comparison of the three months ended March 31, 2020 to the three months ended March 31, 2019.

General

For the three months ended March 31, 2020, we generated a net loss of $381.9 million, or $7.15 per basic and diluted weighted common share, compared to net income of $27.9 million, or $0.58 per basic and diluted weighted common share, for the three months ended March 31, 2019. Our results of operations for the three months ended March 31, 2020 were adversely impacted by the COVID-19 pandemic that created unprecedented market disruption and dislocation. The uncertainty surrounding the pandemic created an extreme lack of liquidity in mortgage markets when combined with forced selling led to swift and dramatic price declines. The significant decline in value of our investment portfolio resulted in substantial margin calls from our repurchase agreement counterparties. In order to satisfy the margin calls, we sold a significant portion of our investments. We also terminated our interest rate hedges because they were ineffective in the low interest rate environment and it further reduced margin call volatility. The full impact of COVID-19 on our results of operations is still uncertain as it depends on several factors beyond our control including, but not limited to (i) the uncertainty around the severity and duration of the outbreak, (ii) the effectiveness of the United States public health response, (iii) the pandemic’s impact on the U.S. and global economies, (iv) the timing, scope and effectiveness of additional governmental responses to the pandemic, (v) the timing and speed of economic recovery, including the availability of a treatment or vaccination for COVID-19 and (vi) the negative impact on our borrowers, asset values and cost of capital.

Net Interest Income

        The following tables set forth certain information regarding our net interest income on our investment portfolio for the three months ended March 31, 2020 and March 31, 2019 (dollars in thousands):

Three Months Ended March 31, 2020	Average Amortized Cost of Assets	Total Interest Income	Yield on Average Assets

Investments
Agency CMBS	$1,328,239	$10,335	3.13%
Agency RMBS	233,283	1,914	3.30%
Non-Agency CMBS	324,310	5,765	7.15%
Non-Agency RMBS	41,691	510	4.92%
Residential Whole Loans	1,395,835	16,303	4.70%
Residential Bridge Loans	34,735	886	10.26%
Commercial loans	356,539	6,676	7.53%
Securitized commercial loans	869,092	11,116	5.14%
Other securities	75,931	1,341	7.10%
Total investments	$4,659,655	$54,846	4.73%

	Average Carrying Value	Total Interest Expense	Average Cost of Funds(1)
Borrowings
Repurchase agreements	$2,770,708	$18,425	2.67%
Convertible senior unsecured notes, net	197,756	4,145	8.43%
Securitized debt	1,379,213	13,535	3.95%
Total borrowings	$4,347,677	$36,105	3.34%

Net interest income and net interest margin(2)		$18,741	1.62%

Three Months Ended March 31, 2019	Average Amortized Cost of Assets	Total Interest Income	Yield on Average Assets

Investments
Agency CMBS	$1,341,210	$10,933	3.31%
Agency RMBS	11,473	216	7.64%
Non-Agency CMBS	188,760	4,035	8.67%
Non-Agency RMBS	49,046	730	6.04%
Residential Whole Loans	1,120,285	13,985	5.06%
Residential Bridge Loans	200,384	3,656	7.40%
Commercial Loans	280,583	5,620	8.12%
Securitized commercial loan	931,322	11,560	5.03%
Other securities	55,217	1,298	9.53%
Total investments	$4,178,280	$52,033	5.50%

	Average Carrying Value	Total Interest Expense	Average Cost of Funds(1)
Borrowings
Repurchase agreements	$2,758,048	$24,973	3.67%
Convertible senior unsecured notes, net	110,279	2,270	8.35%
Securitized debt	879,881	9,157	4.22%
Total borrowings	$3,748,208	$36,400	3.94%

Net interest income and net interest margin(2)		$15,633	1.52%

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

Interest Income

For the three months ended March 31, 2020 and March 31, 2019, we earned interest income on our investments of approximately $54.8 million and $52.0 million, respectively, an increase of approximately $2.8 million.  Although the portfolio's weighted average yield decreased to 4.73% for the three months ended March 31, 2020 from 5.50% for the three months ended March 31, 2020, we generated higher interest income as a result of an overall larger average investment portfolio. In March 2020, we sold $1.6 billion of investments. Therefore, the impact of these sales will not be fully reflected in interest income until the second quarter.
Interest Expense
Interest expense decreased from $36.4 million for the three months ended March 31, 2019 to $36.1 million for the three months ended March 31, 2020. The decrease was a result of an increase in average borrowings in the three months ended March 31, 2020. Our average cost of funds on our repurchase agreements decreased from 3.67% for the three months ended March 31, 2019 to 2.67% for the three months ended March 31, 2020. The decline in interest rates was a result of actions from the Federal Reserve. On March 3, 2020, the Federal Open Market Committee reduced the target federal funds rate by 50 basis points to 1.00% to 1.25%. This rate was further reduced to a target range of 0% to 0.25% on March 16, 2020. These reductions in interest rates and other effects of the COVID-19 outbreak caused interest rates to be at all time lows.

Other income (loss), net

Realized gain (loss) on investments, net

Realized gain (loss) on investments represents the net gain (loss) on sales or settlements from our investment portfolio. To improve liquidity, reduce our repurchase agreement borrowing and satisfy our margin calls during the first quarter of 2020, we sold $1.7 billion in investments, mainly Agency MBS. These sales generated $89 million in realized gains.

The following table presents the realized gains (losses) of our investments for each of the three months ended March 31, 2020 and March 31, 2019 (dollars in thousands):

	For the three months ended March 31, 2020				For the three months ended March 31, 2019
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Agency CMBS	$1,259,032	$94,307	$(6,454)	$87,853	$206,710	$—	$(4,189)	$(4,189)
Agency RMBS	391,436	10,420	(38)	10,382	—	—	—	—
Non-Agency CMBS	51,940	1	(8,802)	(8,801)	9,000	—	(829)	(829)
Non-Agency RMBS	12,702	—	(16)	(16)	—	—	—	—
Other securities	17,746	113	—	113	—	—	—	—
Residential Bridge Loans(1)	—	8	(151)	(143)	—	—	(87)	(87)
Loans transferred to REO(2)	489	98	(32)	66	—	—	—	—
Disposition of REO	619	18	(286)	(268)	—	—	—	—
Total	$1,733,964	$104,965	$(15,779)	$89,186	$215,710	$—	$(5,105)	$(5,105)

(1)Realized gains/losses recognized on the final settlement of the loans.
(2)Realized gains/losses recognized on the transfer of Residential Bridge Loans to REO. Proceeds represent the fair value less estimated selling costs of the real estate on the date of transfer.

Unrealized gain (loss), net

Our investments, and securitized debt, for which we have elected the fair value option are recorded at fair value with the periodic changes in fair value being recorded in earnings.  The change in unrealized gain (loss) is directly attributable to changes in market pricing on the underlying investments and securitized debt during the period. In March 2020, the extreme lack of liquidity in mortgage markets combined with forced selling led to swift and dramatic price declines. The unprecedented spread widening on our investments at the end of the quarter, resulted in the substantial unrealized loss for the period.

The following table presents the net unrealized gains (losses) we recorded on our investments and securitized debt (dollars in thousands):

	Three months ended March 31, 2020	Three months ended March 31, 2019
Agency CMBS	$(34,805)	$48,803
Agency RMBS	(7,315)	355
Non-Agency CMBS	(55,309)	(3,426)
Non-Agency RMBS	(5,840)	(1,193)
Residential Whole Loans	(95,972)	5,887
Residential Bridge Loans	(215)	(672)
Commercial loans	(12,462)	223
Securitized commercial loans	(127,171)	1,349
Other securities	(36,034)	682
Securitized debt	79,012	(1,395)
Other liabilities	—	168
Total	$(296,111)	$50,781

Gain (loss) on derivatives, net

        In order to mitigate interest rate risk resulting from our repurchase agreement borrowings, we enter into a variety of derivative and non-derivative instruments. Our primary objective for acquiring these derivatives and non-derivative instruments is to mitigate our exposure to future events that are outside our control. In the current low interest rate environment, our interest rate swaps were no longer effective. In March 2020, we effectively terminated fixed-pay interest rate swaps with a notional value of approximately $3.1 billion and variable-pay interest rate with a notional value of approximately $1.9 billion to reduce hedging costs and associated margin volatility. The effects of the termination is reflected in the table below for the three months ended March 31, 2020 in Realized Gain (Loss), net.

	Realized Gain (Loss), net
Description	Other Settlements / Expirations	Variation Margin Settlement	Return (Recovery) of Basis	Mark-to-Market	Contractual interest income (expense), net(1)	Total
Three months ended March 31, 2020
Interest rate swaps	$(262)	$(179,759)	$262	$(2,515)	$(1,395)	$(183,669)
Interest rate swaptions	—	—	—	181	—	181
Agency and Non-Agency Interest-Only Strips— accounted for as derivatives	—	—	(545)	(839)	636	(748)
Credit default swaps	(1,315)	—	—	(2,638)	—	(3,953)
TBAs	1,494	—	—	(2,996)	—	(1,502)
Total	$(83)	$(179,759)	$(283)	$(8,807)	$(759)	$(189,691)

Three months ended March 31, 2019
Interest rate swaps	$(3)	$(37,838)	$1,528	$7,090	$2,755	$(26,468)
Agency and Non-Agency Interest-Only Strips— accounted for as derivatives	—	—	(595)	(59)	784	130
Futures contracts	(4,503)	—	—	4,657	—	154
Credit default swaps	(589)	—	—	(375)	—	(964)
Total	$(5,095)	$(37,838)	$933	$11,313	$3,539	$(27,148)

(1)Contractual interest income (expense), net on derivative instruments includes interest settlement paid or received.

Other, net

For the three months ended March 31, 2020 and March 31, 2019, "Other, net" was income of $461 thousand and $236 thousand, respectively. The balance is mainly comprised of income on cash balances, miscellaneous net interest income (expense) on cash collateral for our repurchase agreements and derivatives and miscellaneous fees collected on residential mortgage loans.

Expenses

Management Fee Expense

We incurred management fee expense of approximately $1.0 million and $1.7 million for the three months ended March 31, 2020 and March 31, 2019, respectively.  Pursuant to the terms of the Management Agreement, our Manager is paid a management fee equal to 1.5% per annum of our stockholders’ equity (as defined in the Management Agreement), calculated and payable (in cash) quarterly in arrears. The decrease was mainly attributable to the realized losses on our interest rate swaps which was partially offset by realized gains on investment sales, resulting in a net realized loss. The net loss decreased the stockholders' equity utilized to calculate our management fee. As a result of the impact of COVID-19 and the disruption in the mortgage markets on us, our Manager waived the management fee for March and April. Future waivers, if any, are at the Manager's discretion.

The management fees, expense reimbursements and the relationship between our Manager and us are discussed further in Note 10, “Related Party Transactions” to the financial statements contained in this Quarterly Report on Form 10-Q.

Other Operating Expenses

We incurred other operating expenses of approximately $1.0 million and $1.6 million for the three months ended March 31, 2020 and March 31, 2019, respectively. Other operating cost is comprised of derivative transaction costs, custody, and asset management/loan servicing fees for loans acquired serving released. The decrease was primarily a result of a smaller bridge loan portfolio, which were acquired servicing released, thereby decreasing the associated third party asset management/loan servicing fees by approximately $587 thousand.

General and Administrative Expenses

General and administrative expenses for three months ended March 31, 2020 was $2.5 million, an increase of $551 thousand from $1.9 million for three months ended March 31, 2019. The increase was attributable to additional legal fees incurred.

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

In March 2020, we sold $1.7 billion of investments. Therefore, the impact of these sales will not be fully reflected in core earnings until the second quarter.

The table below reconciles Net Income to Core Earnings for the three months ended March 31, 2020 and March 31, 2019:

(dollars in thousands)	Three months ended March 31, 2020	Three months ended March 31, 2019
Net income (loss) attributable to common stockholders and participating securities	$(381,857)	$27,876
Income tax (benefit) provision	(93)	12
Net income (loss) before income taxes	(381,950)	27,888

Adjustments:
Investments:
Unrealized (gain) loss on investments, securitized debt and other liabilities	296,111	(50,781)
Other than temporary impairment	—	1,232
Realized (gain) loss on sale of investments	(89,186)	5,105
One-time transaction costs	280	269

Derivative Instruments:
Net realized (gain) loss on derivatives	180,156	42,885
Net unrealized (gain) loss on derivatives	8,807	(11,313)

Amortization of discount on convertible senior unsecured notes	273	137
Non-cash stock-based compensation expense	165	70
Total adjustments	396,606	(12,396)
Core Earnings	$14,656	$15,492

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

(dollars in thousands)	Three months ended March 31, 2020	Three months ended March 31, 2019
Net interest income	$18,741	$15,633
Interest income from IOs and IIOs accounted for as derivatives	91	188
Net interest (expense) income from interest rate swaps	(1,133)	4,284
Adjusted net interest income	17,699	20,105
Total expenses	(4,534)	(5,277)
Non-cash stock-based compensation	165	70
One-time transaction costs	280	269
Amortization of discount on convertible unsecured senior notes	273	137
Interest income on cash balances and other income (loss), net	775	188
Income attributable to non-controlling interest	(2)	—
Core Earnings	$14,656	$15,492

Net Interest Income and Net Interest Margin

The following tables set forth certain information regarding our net investment income for the three months ended March 31, 2020 and March 31, 2019 (dollars in thousands):

Three Months Ended March 31, 2020	Average Amortized Cost of Assets(1)	Total Interest Income(2)	Yield on Average Assets

Investments
Agency CMBS	$1,331,392	$10,349	3.13%
Agency RMBS	237,953	1,991	3.37%
Non-Agency CMBS	324,310	5,765	7.15%
Non-Agency RMBS	41,691	510	4.92%
Residential Whole Loans	1,395,835	16,303	4.70%
Residential Bridge Loans	34,735	886	10.26%
Commercial loans	356,539	6,676	7.53%
Securitized commercial loans	869,092	11,116	5.14%
Other securities	75,931	1,341	7.10%
Total investments	4,667,478	54,937	4.73%
Adjustments:
Securitized commercial loans from consolidated VIEs	(869,092)	(11,116)	5.14%
Investments in consolidated VIEs eliminated in consolidation	215,890	5,040	9.39%
Adjusted total investments	$4,014,276	$48,861	4.90%

	Average Carrying Value	Total Interest Expense(3)	Average Effective Cost of Funds
Borrowings
Repurchase agreements	$2,770,708	$18,425	2.67%
Convertible senior unsecured notes, net	197,756	4,145	8.43%
Securitized debt	1,379,213	13,535	3.95%
Interest rate swaps	n/a	1,133	0.10%
Total borrowings	4,347,677	37,238	3.44%
Adjustments:
Securitized debt from consolidated VIEs(4)	(614,632)	(6,754)	4.42%
Adjusted total borrowings	$3,733,045	$30,484	3.28%

Adjusted net interest income and net interest margin		$18,377	1.84%

Three Months Ended March 31, 2019	Average Amortized Cost of Assets(1)	Total Interest Income(2)	Yield on Average Assets

Investments
Agency CMBS	$1,345,550	$10,964	3.30%
Agency RMBS	18,011	374	8.42%
Non-Agency CMBS	188,760	4,035	8.67%
Non-Agency RMBS	49,046	730	6.04%
Residential Whole Loans	1,120,285	13,985	5.06%
Residential Bridge Loans	200,384	3,656	7.40%
Commercial loans	280,583	5,620	8.12%
Securitized commercial loans	931,322	11,560	5.03%
Other securities	55,217	1,298	9.53%
Total investments	4,189,158	52,222	5.06%
Adjustments:
Securitized commercial loans from consolidated VIEs	(931,322)	(11,560)	5.03%
Investments in consolidated VIEs eliminated in consolidation	57,084	1,590	11.30%
Adjusted total investments	$3,314,920	$42,252	5.17%

	Average Carrying Value	Total Interest Expense(3)	Average Effective Cost of Funds
Borrowings
Repurchase agreements	$2,758,048	$24,973	3.67%
Convertible senior unsecured notes, net	110,279	2,270	8.35%
Securitized debt	879,881	9,157	4.22%
Interest rate swaps	n/a	(4,283)	(0.46)%
Total borrowings	3,748,208	32,117	3.48%
Adjustments:
Securitized debt from consolidated VIEs(4)	(879,881)	(9,157)	4.22%
Adjusted total borrowings	$2,868,327	$22,960	3.25%

Adjusted net interest income and net interest margin		$19,292	2.36%

(1)Includes Agency and Non-Agency Interest-Only Strips accounted for as derivatives.
(2)Refer to below table for components of interest income.
(3)Includes the net amount paid, including accrued amounts and premium amortization for MAC interest rate swaps during the periods included in gain/loss on derivative instruments for GAAP.
(4)Includes only the third-party sponsored securitized debt from RETL Trust and CMSC Trust.

The following table reconciles total interest income to adjusted interest income, which includes interest income on Agency and Non-Agency Interest-Only Strips classified as derivatives (Non-GAAP financial measure) for the three months ended March 31, 2020 and March 31, 2019:

(dollars in thousands)	Three months ended March 31, 2020	Three months ended March 31, 2019
Coupon interest income:
Agency CMBS	$10,923	$10,989
Agency RMBS	2,756	871
Non-Agency CMBS	4,797	3,111
Non-Agency RMBS	1,151	1,207
Residential Whole Loans	17,590	14,182
Residential Bridge Loans	909	4,108
Commercial loans	6,481	5,412
Securitized commercial loans	10,349	12,002
Other Securities	2,805	2,889
Subtotal coupon interest	57,761	54,771
Premium accretion, discount amortization and amortization of basis, net:
Agency CMBS	(588)	(56)
Agency RMBS	(842)	(655)
Non-Agency CMBS	968	924
Non-Agency RMBS	(641)	(477)
Residential Whole Loans	(1,287)	(197)
Residential Bridge Loans	(23)	(452)
Commercial loans	195	208
Securitized commercial loans	767	(442)
Other Securities	(1,464)	(1,591)
Subtotal accretion and amortization	(2,915)	(2,738)
Interest income	$54,846	$52,033
Contractual interest income, net of amortization of basis on Agency and Non-Agency Interest-Only Strips, classified as derivatives(1):
Coupon interest income	$636	$784
Amortization of basis	(545)	(595)
Subtotal	91	189
Total adjusted interest income	$54,937	$52,222

(1)Reported in "Gain (loss) on derivative instruments, net" in our Consolidated Statements of Operations.

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

The following table reconciles the Effective Cost of Funds (Non-GAAP financial measure) with interest expense for the three months ended March 31, 2020 and March 31, 2019:

	Three months ended March 31, 2020		Three months ended March 31, 2019
(dollars in thousands)	Reconciliation	Cost of Funds/ Effective Borrowing Costs	Reconciliation	Cost of Funds/ Effective Borrowing Costs
Interest expense	$36,105	3.34%	$36,400	3.94%
Adjustments:
Interest expense on Securitized debt from consolidated VIEs	(6,754)	(4.42)%	(9,157)	(4.22)%
Net interest (received) paid - interest rate swaps	1,133	0.10%	(4,283)	(0.46)%
Effective Borrowing Costs	$30,484	3.28%	$22,960	3.25%
Weighted average borrowings	$3,733,045		$2,868,327

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

Our liquidity and capital resources are managed on a daily basis to ensure that we have sufficient liquidity to absorb market events that could negatively impact collateral valuations and result in margin calls as well as to ensure that we have the flexibility to manage our investment portfolio to take advantage of market opportunities. As of March 31, 2020, our principal sources of cash consist of borrowings under repurchase agreements, payments of principal and interest on our investment portfolio and cash generated from operations and, if market conditions permit, secondary public stock offerings.

   While under normal market conditions we believe that our significant capital resources and access to financing will provide us with financial flexibility at levels sufficient to meet current and anticipated capital requirements, recent market conditions resulting from the COVID 19 pandemic resulted in significant decline in liquidity. In response to the unprecedented market conditions, we implemented measures to increase liquidity, reduce leverage, and seek alternative financing arrangements. As of March 31, 2020, these measures included, but are not limited to, the following:

•Suspended our first quarter common dividend to preserve liquidity.
•Sold approximately $1.5 billion of Agency MBS and $49.6 million of Non-Agency MBS.
•Reduced our repurchase agreement financings by 45.9% to $1.6 billion.
•Terminated all interest rate hedges and further reduced margin call volatility.
•Our Manager has suspended management fees for March 2020 and April 2020.
•Satisfied all margin calls

For the reporting period ended March 31, 2020, we breached certain financial statement covenants in repurchase agreements with two counterparties with borrowings outstanding as of May 5, 2020. Both counterparties have waived the breaches until August 1, 2020. In addition, we would have been in breach of certain covenants in another seven repurchase agreements with borrowings outstanding as of March 31, 2020, but with respect to those seven agreements, we have either modified the covenants or paid off the repurchase agreement borrowings in full.

As of April 30, 2020, we further reduced our repurchase agreement financings by selling approximately $370.3 million of Agency MBS, $65.3 million of Non-Agency MBS, $148.6 million in conforming whole loans, and $18.2 million of other securities.

Financing Arrangements
On April 21, 2020, we entered into amendments with respect to certain of our loan warehouse facilities. These amendments mainly served to convert an existing residential whole loan facility into a term facility by removing any mark to market margin requirements, and to consolidate our Non-Qualified Mortgage loans, which were previously financed by three separate, unaffiliated counterparties, into a single facility. See "Note 17 - Subsequent Events " for details.

On May 4, 2020, the Company supplemented one of its existing securities repurchase facilities to confirm terms pursuant to which it will consolidate most of its CMBS and RMBS assets, which are currently financed by multiple counterparties, into a single term facility with limited mark to market margin requirements. See "Note 17 - Subsequent Events " for details.

Based on the above measures taken by us during these difficult market conditions, we believe we have sufficient current liquidity and access to additional liquidity to meet financial obligations for at least the next 12 months.

Sources of Liquidity
Principal Sources of Cash
We held cash of approximately $10.3 million and $19.6 million at March 31, 2020 and March 31, 2019, respectively. Our primary sources of cash currently consist of investment income, principal repayments on investments, financings and the proceeds from debt and equity offerings, to the extent available in the capital markets. In the future, we expect our primary sources of liquidity to consist of payments of principal and investment income, unused borrowing capacity under our financing sources and future issuances of equity and debt securities to the extent available.
Repurchase Agreements
As of March 31, 2020, we had borrowings under 19 of our master repurchase agreements of approximately $1.6 billion.  The following tables present our repurchase agreement borrowings by type of collateral pledged, as of March 31, 2020 and March 31, 2019, and the respective effective cost of funds (Non-GAAP financial measure) for the three months ended March 31, 2020 and March 31, 2019, respectively.  See “Non-GAAP Financial Measures” (dollars in thousands):

	March 31, 2020			Three months ended March 31, 2020
Collateral	Borrowings Outstanding	Value of Collateral Pledged	Weighted Average Interest Rate end of period	Weighted Average Cost of Funds	Weighted Average Effective Cost of Funds (Non-GAAP)(1)	Weighted Average Haircut end of period
Agency CMBS, at fair value	$437,577	$457,400	1.38%	2.21%	2.21%	5.79%
Agency RMBS, at fair value	11,852	14,442	2.35%	2.07%	2.07%	20.00%
Non-Agency CMBS, at fair value	214,972	239,351	3.04%	3.04%	3.04%	25.06%
Non-Agency RMBS, at fair value	20,148	26,296	3.09%	3.19%	3.19%	35.64%
Residential Whole Loans, at fair value(2)	557,867	576,769	2.83%	3.15%	3.15%	8.28%
Residential Bridge Loans(2)	24,222	27,571	3.79%	3.90%	3.90%	20.00%
Commercial loans, at fair value	201,096	320,308	3.01%	3.88%	3.88%	32.70%
Securitized commercial loan, at fair value(2)	32,803	39,649	2.76%	3.79%	3.79%	22.16%
Other securities, at fair value	53,244	47,307	3.15%	3.24%	3.24%	33.43%
Interest rate swaps	n/a	n/a	n/a	n/a	0.16%	n/a
Total	$1,553,781	$1,749,093	2.50%	2.67%	2.84%	14.86%

(1)The effective cost of funds for the period presented is calculated on an annualized basis and includes interest expense for the period and net periodic interest payments on interest rate swaps, net of premium amortization on MAC swaps, of approximately $1.1 million paid for the three months ended March 31, 2020.  While interest rate swaps are not accounted for using hedge accounting, such instruments are viewed by us as an economic hedge against increases in interest rates on our liabilities and are treated as hedges for purposes of satisfying the REIT requirements.  See “Non-GAAP Financial Measures”.
(2)Repurchase agreement borrowings collateralized by Whole Loans, Bridge Loans and securitized commercial loans owned through trust certificates.  The trust certificates are eliminated upon consolidation.

	March 31, 2019			Three months ended March 31, 2019
Collateral	Borrowings Outstanding	Fair Value of Collateral Pledged(3)	Weighted Average Interest Rate end of period	Weighted Average Cost of Funds	Weighted Average Effective Cost of Funds (Non-GAAP)(2)	Weighted Average Haircut end of period
Agency CMBS	$1,230,053	$1,322,656	2.70%	2.76%	2.76%	5.03%
Agency RMBS	14,008	19,107	3.21%	3.24%	3.24%	21.82%
Non-Agency CMBS	108,417	143,687	4.11%	4.16%	4.16%	26.61%
Non-Agency RMBS	30,954	48,392	4.12%	4.22%	4.22%	35.35%
Residential Whole Loans, at fair value(2)	1,128,616	1,267,163	4.12%	4.30%	4.30%	9.76%
Residential Bridge Loans(2)	139,992	151,228	4.77%	4.75%	4.75%	20.00%
Commercial loans, at fair value	202,921	317,744	4.90%	5.38%	5.38%	36.12%
Securitized commercial loan, at fair value(2)	24,513	33,725	3.68%	4.42%	4.42%	24.19%
Other securities, at fair value	37,127	58,653	4.31%	4.35%	4.35%	35.20%
Interest rate swaps	n/a	n/a	n/a	n/a	(0.63)%	n/a
Total	$2,916,601	$3,362,355	3.60%	3.67%	3.04%	11.50%

(1)The effective cost of funds for the period presented is calculated on an annualized basis and includes interest expense for the period and net periodic interest payments on interest rate swaps, net of premium amortization on MAC swaps, of approximately $4.3 million received for the three months ended March 31, 2019.  While interest rate swaps are not accounted for using hedge accounting, such instruments are viewed by us as an economic hedge against increases in interest rates on our liabilities and are treated as hedges for purposes of satisfying the REIT requirements.  See “Non-GAAP Financial Measures”.
(2)Repurchase agreement borrowings collateralized by Whole Loans, Bridge Loans and securitized commercial loan owned through trust certificates.  The trust certificates are eliminated upon consolidation.
(3)Excludes approximately $7.7 million of cash collateral posted.

We are also required to pledge cash or securities as collateral as part of a margin arrangement for our derivative contracts, calculated daily, subject either to the terms of individual agreements for bilateral agreements and the clearinghouse rules in the case of cleared swaps. The amount of margin that we are required to post will vary and generally reflects collateral posted with respect to swaps that are in an unrealized loss position to us and a percentage of the aggregate notional amount of swaps per counterparty as well as margin posted with our clearing broker, pursuant to clearinghouse rules and practices, for cleared swaps. We have significantly reduced our exposure to margin volatility by terminating our interest rate hedge positions, as well as the majority of our bilateral derivative contracts. Conversely, if our bilateral swaps and swaptions are in an unrealized gain position, our counterparties are required to post collateral with us, under the same terms that we post collateral with them.  We may enter into a MAC interest rate swap in which we may receive or make a payment at the time of entering such interest rate swap to compensate for the out of the market nature of such interest rate swap.  Similar to all other interest rate swaps, these interest rate swaps are also subject to margin requirements.

Cash Generated from Operations

For the three months ended March 31, 2020, net cash used in operating activities was approximately $168.1 million, this was primarily attributable margin settlements of interest rate swaps operating expenses, general and administrative expenses which was offset by interest income we earned on our investments less and . For the three months ended March 31, 2019, net cash used in operating activities was approximately $26.3 million, this was primarily attributable to the net interest income we earned on our investments less operating expenses, general and administrative expenses and margin settlements of interest rate swaps.

Cash Provided by and Used in Investing Activities

For the three months ended March 31, 2020, net cash provided by investing activities was approximately $1.5 billion. This was primarily attributable to proceeds from sales to meet the margin calls and receipts of principal payments and payoffs on our investments, which was partially offset by our investment acquisitions. For the three months ended March 31, 2019, net cash provided by investing activities was approximately $35.3 million. This was primarily attributable to proceeds from sales and receipts of principal payments and payoffs on our investments, which was partially offset by investment acquisitions, including an investment from a consolidated CMBS VIE.

Cash Provided by and Used in Financing Activities

For the three months ended March 31, 2020, net cash used in financing activities was approximately $1.4 billion. This was attributable to net repayments of our repurchase agreement borrowings to reduce our exposure to short term financings and repayment of securitized debt related to consolidated VIEs. For the three months ended March 31, 2019, net cash provided by financing activities was approximately $3.9 million.  This was primarily attributable to net proceeds from financings during the quarter and increase in escrow deposits. Our net cash provided by financing activities was partially ffset by dividends paid on our common stocks.
Contractual Obligations and Commitments

Our contractual obligations as of March 31, 2020 are as follows (dollars in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Borrowings under repurchase agreements	$1,133,348	$420,433	$—	$—	$1,553,781
Contractual interest on repurchase agreements	18,848	15,520	—	—	34,368
Convertible senior unsecured notes	—	205,000	—	—	205,000
Contractual interest on convertible senior unsecured notes	6,919	27,675	—	—	34,594
Securitized debt(2)	454,391	—	—	747,376	1,201,767
Contractual interest on securitized debt(3)	37,773	52,041	52,112	627,129	769,055
Total: GAAP Basis - Excluding TBA - long positions	1,651,279	720,669	52,112	1,374,505	3,798,565
TBA - long positions	800,270	—	—	—	800,270
Total	$2,451,549	$720,669	$52,112	$1,374,505	$4,598,835

(1)The table above does not include amounts due under the Management Agreement (as defined herein) with our Manager, as those obligations do not have fixed and determinable payments.
(2)The securitized debt is non-recourse to us and can only be settled with the loans that serve as collateral. The collateral for the securitized debt has a principal balance of $1.3 billion. Assumes entire outstanding principal balance at March 31, 2020 is paid at maturity.
(3)For variable rate debt, the one month LIBOR rate as of March 31, 2020 of 0.7% was used to calculate the contractual interest.

 Management Agreement

On May 9, 2012, we entered into a management agreement (the “Management Agreement”) with our Manager which describes the services to be provided by our Manager and compensation for such services. Our Manager is responsible for managing our operations, including: (i) performing all of our day-to-day functions; (ii) determining investment criteria in conjunction with our Board of Directors; (iii) sourcing, analyzing and executing investments, asset sales and financings; (iv) performing asset management duties; and (v) performing financial and accounting management, subject to the direction and oversight of our Board of Directors. Pursuant to the terms of the Management Agreement, our Manager is paid a management fee equal to 1.50% per annum of our stockholders’ equity, (as defined in the Management Agreement), calculated and payable (in cash) quarterly in arrears. The Manager waived the management fee for March 2020 and April 2020 because of the unprecedented market disruption and dislocation across fixed income markets surrounding the uncertainty related to COVID-19 pandemic. Future waivers, if any, are at the Manager's discretion.

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

Dividends

To preserve liquidity, we announced on March 27, 2020 that we were suspending our first quarter common stock dividend given extraordinary market volatility driven by uncertainty surrounding the COVID-19 pandemic.   We will evaluate each subsequent quarter to determine our ability to pay a dividends to our stockholders based on our net taxable income if and to the extent authorized by our Board of Directors.  Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service payments.  If our cash available for distribution is less than our net taxable income, we could be required to sell assets or borrow funds to make cash distributions or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities.

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

As of March 31, 2020, 15 of the counterparties that we had outstanding repurchase agreement borrowings held collateral which we posted as security for such borrowings in excess of 5% of our stockholders’ equity.  Prior to entering into a repurchase agreement with any particular institution, our Manager does a thorough review of such potential counterparty.  Such review, however, does not assure the creditworthiness of such counterparty nor that the financial wherewithal of the counterparty will not deteriorate in the future.

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

The sensitivity analysis table presented below shows the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments, including interest rate swaps, Interest-Only Strips, and net interest income at March 31, 2020, assuming a static portfolio of assets. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our Manager’s expectations. The analysis presented utilizes our Manager’s assumptions, models and estimates, which are based on our Manager’s judgment and experience.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+1.00%	27.06%	(1.09)%
+0.50%	13.88%	(0.52)%
-0.50%	(14.48)%	0.48%
-1.00%	(29.29)%	0.94%

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

Certain assumptions have been made in connection with the calculation of the information set forth in the table above and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes.  The base interest rate scenario assumes interest rates at March 31, 2020.  The analysis presented utilizes assumptions and estimates based on our Manager’s judgment and experience.  Furthermore, while we generally expect to retain such assets and the associated interest rate risk, future purchases and sales of assets could materially change our interest rate risk profile.

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

We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of March 31, 2020. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

No change occurred in our internal control over financial reporting (as defined in Rule13a-15(f) and Rule 15d-15(f) of the Exchange Act) during the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  Legal Proceedings

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business.  As of March 31, 2020, the Company was not involved in any legal proceedings.

ITEM 1A.  Risk Factors

The Company is supplementing the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on March 6, 2020. This supplemental risk factor should be read in conjunction with the other risk factors described in the Form 10-K.

The COVID-19 pandemic and measures intended to prevent its spread have had and may continue to have a material adverse effect on our business, results of operations, liquidity and financial condition.

The COVID-19 pandemic is causing significant disruptions to the U.S. and global economies and has contributed to volatility and negative pressure in financial markets. The outbreak has led governments and other authorities around the world to impose measures intended to control its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business closures, quarantines and shelter-in-place orders. The actual and potential impact and duration of COVID-19 or another pandemic have and are expected to continue to have significant repercussions across regional, national and global economies and financial markets, and have triggered a period of regional, national and global economic slowdown and may trigger a longer term recession. The impact of the pandemic and measures to prevent its spread have negatively impacted us and could further negatively impact our business. To the extent current conditions persist or worsen, we expect there to be a materially negative effect on the value of our assets and our results of operations, and, in turn, cash available for distribution to our stockholders. Moreover, many risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 should be interpreted as heightened risks as a result of the ongoing and numerous adverse impacts of the COVID-19 pandemic.

Our commercial mortgages collateralized by hotels, retail properties are disproportionately impacted by the effects of COVID-19. We expect over the near- and long-term that the economic impacts of the pandemic will impact the financial stability of these borrowers As a result, we expect that some of our borrowers will experience financial hardship, making it difficult to meet their payment obligations to us, leading to requests for forbearance and elevated levels of delinquency and default, which will have an adverse affect on our business, the value of these assets and our results of operations and financial condition. Future outbreaks involving other highly infectious or contagious diseases could have similar adverse effects.

We are subject to risks related to residential mortgages. Over the near and long term, the economic and market disruptions caused by the COVID-19 pandemic are likely to adversely impact the financial condition of borrowers underlying our residential mortgage loan investments, As a result, we anticipate that the number of borrowers who become delinquent or default on their loans may increase significantly. Such increased levels of payment delinquencies, defaults, foreclosures, or losses would adversely affect our business, the value of these assets, results of operations and financial position. Future outbreaks involving other highly infectious or contagious diseases could have similar adverse effects.

For the reporting period ended March 31, 2020, we breached certain financial statement covenants in repurchase agreements with two counterparties with borrowings outstanding as of May 5, 2020. Both counterparties have waived the breaches until August 1, 2020. In addition we would have been in breach of certain covenants in another seven repurchase agreements with borrowings outstanding as of March 31, 2020 but with respect to those seven agreements we have either modified the covenants or paid off the repurchase agreement borrowings in full. Although we were able to obtain a waiver or modify the applicable covenants with respect to those counterparties, receiving consents from our counterparties to receive such waivers or implement such modifications is not within our control and we cannot assure you that we will not be out of compliance with one or more financial covenants in the future, or that we will be able to reach an agreement with our counterparties to waive or modify such covenants so that we can remain in compliance

In response to the pandemic, the U.S. government has taken various actions to support the economy and the continued functioning of the financial markets. The Federal Reserve has announced its commitment to purchase unlimited amounts of U.S. Treasuries, mortgage-backed securities, municipal bonds and other assets. In addition, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security (CARES) Act, which will provide billions of dollars of relief to individuals, businesses, state and local governments, and the health care system suffering the impact of the pandemic, including mortgage loan forbearance and modification programs to qualifying borrowers who have difficulty making their loan payments. There can be no assurance as to how, in the long term, actions by the U.S. government intended to counter the effects of the COVID-19 pandemic, including the CARES Act, will affect the efficiency, liquidity and stability of the financial and mortgage markets. To the extent the financial or mortgage markets do not respond favorably to these government actions, or such actions do not function as intended, our business, results of operations and financial condition may continue to be materially adversely affected.

The extent to which the COVID-19 pandemic impacts our business will depend on future developments which are highly uncertain and cannot be predicted including new information which may emerge concerning the severity of COVID-19 and the actions to contain the pandemic or treat its impact, among others. If these effects continue for a prolonged period or result in a global economic slowdown or recession, many of the risk factors identified in our Annual Report on Form 10-K could be exacerbated and such effects could have a material adverse impact on our results of operations, value of our investments and cash available for distribution to our stockholders.

Our inability to access funding or the terms on which such funding is available could have a material adverse effect on our financial condition, particularly in light of ongoing market dislocations resulting from the COVID-19 pandemic.

Our ability to fund our operations, meet financial obligations and finance our asset may be impacted by our ability to secure and maintain our financings through master repurchase agreements and other borrowings with our counterparties. Because repurchase agreements are short-term commitments of capital, lenders may respond to market conditions making it more difficult for us to renew or replace on a continuous basis our maturing short-term borrowings and have and may continue to impose more onerous conditions when rolling such financings. If we are not able to renew our existing facilities or arrange for new financing on terms acceptable to us, or if we default on our covenants or are otherwise unable to access funds under our financing facilities or if we are required to post more collateral or face larger haircuts, we may have to dispose of assets at significantly depressed prices and at inopportune times, which could cause significant losses. If we are subject to a larger haircut in order to roll repurchase agreement or other borrowings with a particular counterparty then we would be required to post additional margin. Similarly, if we were to move financing to another counterparty that was subject to a larger haircut we would have to pay more cash to the original repurchase agreement counterparty than would be able to borrow from new counterparty.

In addition, if the regulatory capital requirements imposed on our lenders change, they may be required to significantly increase the cost of the financing that they provide to us. Our lenders also have revised and may continue to revise their eligibility requirements for the types of assets they are willing to finance or the terms of such financings, including haircuts and requiring additional collateral in the form of cash, based on, among other factors, the regulatory environment and their management of actual and perceived risk, particularly with respect to assignee liability. Moreover, the amount of financing we receive under our financing arrangements will be directly related to our lenders’ valuatio n of our assets subject to such agreements. Typically, repurchase agreements grant the lender the absolute right to reevaluate the fair market value of the assets that cover outstanding borrowings at any time. If a lender determines in its sole discretion that the value of the assets has decreased, it has the right to initiate a margin call. These valuations may be different than the values that we ascribe to these assets and may be influenced by recent asset sales and distressed levels by forced sellers. A margin call requires us to transfer additional assets to a lender without any advance of funds from the lender for such transfer or to repay a portion of the outstanding borrowings. We have experienced this phenomenon in recent weeks

In recent weeks, we have observed a significant mark-down on our assets by the counterparties to our financing arrangements, resulting in us having to pay cash or securities to satisfy higher than historical levels of margin calls. The significant decline in asset values resulted in us having to sell assets in order to these meet margin calls by our repurchase agreement counterparties. If in the future we are unable to post adequate collateral for a margin call by a counterparty, in a time frame as short as the close of the same business day, it could result in a condition of default under our repurchase agreements, thereby enabling the counterparty to liquidate the collateral pledged by us, which may have a material adverse effect on our financial position, results of operations and cash flows.
In connection with the market disruptions resulting from the COVID-19 pandemic, we changed our interest rate hedging strategy and closed out of, or terminated all of our interest rate hedges, incurring realized losses. As a result, interest rate risk exposure that is associated with certain of our assets and liabilities is no longer being hedged in the manner that we previously used to address interest rate risk and our revised strategy to address interest rate risk may not be effective and could result in the occurrence of future realized losses.

In response to the recent market dislocations resulting from the global pandemic of COVID-19, we made the determination that certain of our interest rate hedges were no longer effective in hedging asset market values and, as of March 23, 2020, had terminated or closed out a all of our outstanding interest rate hedges and, overall, incurred realized losses. While we are monitoring market conditions and determining when we believe it would be appropriate and effective to re-implement interest rate hedging strategies, including by taking into account our future business activities and assets and liabilities, we will be exposed to the impact that changes in benchmark interest rates may have on the value of the loans, securities and other assets we own that are sensitive to interest rate changes, as well as long-term debt obligations that are sensitive to interest rate changes. There can be no assurance that future market conditions and our financial condition in the future will enable us to re-establish an effective interest rate risk hedging program, even if in the future we believe it would otherwise be appropriate or desirable to do so.

We cannot predict the effect that government policies, laws, and plans adopted in response to the COVID-19 pandemic or other future outbreaks involving highly infectious or contagious diseases and resulting recessionary economic conditions will have on us.

Governments have adopted, and we expect will continue to adopt, policies, laws, and plans intended to address the COVID-19 pandemic and adverse developments in the credit, financial, and mortgage markets that it has caused. We cannot assure you that these programs will be effective, sufficient, or otherwise have a positive impact on our business.

Market and economic disruptions caused by the COVID-19 pandemic have made it more difficult for us to determine the fair value of our investments.

Market-based inputs are generally the preferred source of values for purposes of measuring the fair value of our assets under U.S. GAAP. However, the markets for our investments have and continue to experience extreme volatility, reduced transaction volume and liquidity, and disruption as a result of the COVID-19 pandemic, which has made it more difficult for us, and for the providers of third-party valuations that we use, to rely on market-based inputs in connection with the valuation of our assets under U.S. GAAP. The fair value of certain of our investments may fluctuate over short periods of time, and our determinations of fair value may differ materially from the values that would have been used if a ready market for these investments existed. The value of our common and our results of operations could be adversely affected if our determinations regarding the fair value of these investments were materially higher than the values that we ultimately realize upon their disposal.

We may pay taxable dividends in our common stock and cash, in which case stockholders may sell shares of our common stock to pay tax on such dividends, placing downward pressure on the market price of our common stock.

We generally must distribute annually at least 90% of our REIT taxable income (subject to certain adjustments and excluding any net capital gain), in order to qualify as a REIT, and any REIT taxable income that we do not distribute will be subject to U.S. corporate income tax at regular rates. In March 2020, the Board of Directors of the Company determined it was prudent to conserve available liquidity and suspend the Company’s first quarter dividend. . The Board of Directors will evaluate dividends in future periods based upon customary consideration, such as our cash balances, and cash flows and market conditions and could consider paying future dividends in shares of common stock, cash, or a combination of shares of common stock and cash.

On May 4, 2020 the IRS issued Revenue Procedure 2020-19, modifies Revenue Procedure 2017-45 solely with respect to distributions by publically owned REITs. Pursuant to this revenue procedure, effective for distributions declared on or after April 1, 2020, the IRS will treat the distribution of stock pursuant to an elective stock dividend as a distribution of property under Section 301 of the Code (i.e., as a dividend to the extent of our earnings and profits), as long as at least 10% of the total dividend is available in cash and certain other requirements outlined in the revenue procedure are met.

If we make a taxable dividend payable in cash and common stock, taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of our current and accumulated earnings and profits, as determined for U.S. federal income tax purposes. As a result, stockholders may be required to pay income tax with respect to such dividends in excess of the cash dividends received. If a U.S. stockholder sells the common stock that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our common stock at the time of the sale. Furthermore, with respect to certain

non-U.S. stockholders, we may be required to withhold U.S. federal income tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in common stock. If we make a taxable dividend payable in cash and our common stock and a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our common stock.

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

May 11, 2020

By:	/s/ LISA MEYER

Lisa Meyer
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

May 11, 2020