Form 10-Q
period 2020-06-30
Western Asset Mortgage Capital Corp
filed 2020-08-10
CIK 1465885

lUNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
 For the quarterly period ended June 30, 2020

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

As of August 6, 2020 there were 60,812,701 shares, par value $0.01, of the registrant’s common stock outstanding.

Part I
ITEM I. Financial Statements

Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands—except share and per share data)
(Unaudited)

	June 30, 2020	December 31, 2019
Assets:
Cash and cash equivalents	$19,363	$31,331
Restricted cash	26,430	52,948
Agency mortgage-backed securities, at fair value ($1,975 and $1,756,917 pledged as collateral, at fair value, respectively)	1,975	1,795,255
Non-Agency mortgage-backed securities, at fair value ($197,326 and $292,613 pledged as collateral, at fair value, respectively)	216,288	361,833
Other securities, at fair value ($40,466 and $80,031 pledged as collateral, at fair value, respectively)	40,466	80,161
Residential Whole Loans, at fair value ($1,124,051 and $1,375,860 pledged as collateral, at fair value, respectively)	1,124,051	1,375,860
Residential Bridge Loans ($24,171 and $33,269 at fair value and $25,371 and $34,897 pledged as collateral, respectively)	26,505	36,419
Securitized commercial loans, at fair value	465,694	909,040
Commercial Loans, at fair value ($323,474 and $350,213 pledged as collateral, at fair value, respectively)	323,474	370,213
Investment related receivable	12,029	19,931
Interest receivable	11,595	19,413
Due from counterparties	5,177	98,947
Derivative assets, at fair value	714	5,111
Other assets	6,262	4,509
Total Assets (1)	$2,280,023	$5,160,971

Liabilities and Equity:
Liabilities:
Repurchase agreements, net	$369,096	$2,824,801
Convertible senior unsecured notes, net	198,669	197,299
Securitized debt, net ($424,217 and $681,643 at fair value and $43,904 and $142,905 held by affiliates, respectively)	1,458,236	1,477,454
Interest payable (includes $49 and $647 on securitized debt held by affiliates, respectively)	7,710	15,001
Due to counterparties	16	709
Derivative liability, at fair value	943	6,370
Accounts payable and accrued expenses	4,082	3,188
Payable to affiliate	4,701	2,148
Dividend payable	—	16,592
Other liabilities	47,856	52,948
Total Liabilities (2)	2,091,309	4,596,510

Commitments and contingencies

Stockholders’ Equity:
Common stock: $0.01 par value, 500,000,000 shares authorized, 59,458,617 and 53,523,876 outstanding, respectively	595	535
Preferred stock, $0.01 par value, 100,000,000 shares authorized and no shares outstanding	—	—
Treasury stock, at cost, 100,000 and 0 shares held, respectively	(578)	—
Additional paid-in capital	911,488	889,227
Retained earnings (accumulated deficit)	(722,793)	(325,301)
Total Stockholders’ Equity	188,712	564,461
Non-controlling interest	2	—
Total Equity	188,714	564,461
Total Liabilities and Equity	$2,280,023	$5,160,971
 See notes to unaudited consolidated financial statements.
Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Balance Sheets (Continued)
(in thousands—except share and per share data)
(Unaudited)

	June 30, 2020	December 31, 2019
(1) Assets of consolidated VIEs included in the total assets above:
Cash and cash equivalents	$—	$7,589
Restricted cash	26,430	52,948
Residential Whole Loans, at fair value ($1,124,051 and $1,375,860 pledged as collateral, at fair value, respectively)	1,124,051	1,375,860
Residential Bridge Loans ($23,037 and $31,748 at fair value and $25,371 and $34,897 pledged as collateral, respectively)	25,371	34,897
Securitized commercial loans, at fair value	465,694	909,040
Commercial Loans, at fair value ($72,335 and $90,788 pledged as collateral, at fair value, respectively)	72,335	90,788
Investment related receivable	12,029	19,138
Interest receivable	8,640	10,829
Other assets	92	90
Total assets of consolidated VIEs	$1,734,642	$2,501,179

(2) Liabilities of consolidated VIEs included in the total liabilities above:
Securitized debt, net ($424,217 and $681,643 at fair value and $43,904 and $142,905 held by affiliates, respectively)	$1,458,236	$1,477,454
Interest payable (includes $49 and $647 on securitized debt held by affiliates, respectively)	3,144	3,886
Accounts payable and accrued expenses	118	185
Other liabilities	26,430	52,948
Total liabilities of consolidated VIEs	$1,487,928	$1,534,473

See notes to unaudited consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Statements of Operations
(in thousands—except share and per share data)
(Unaudited)

	For the three months ended June 30, 2020	For the three months ended June 30, 2019	For the six months ended June 30, 2020	For the six months ended June 30, 2019
Net Interest Income
Interest income	$31,494	$53,818	$86,340	$105,851
Interest expense (includes $392, $1,106, $2,556 and $3,444 on securitized debt held by affiliates, respectively)	22,959	37,958	59,064	74,358
Net Interest Income	8,535	15,860	27,276	31,493

Other Income (Loss)
Realized gain (loss) on investments, net	(6,960)	(8)	82,226	(5,113)
Other than temporary impairment	—	(3,295)	—	(4,527)
Unrealized gain (loss), net	16,040	74,614	(280,071)	125,395
Gain (loss) on derivative instruments, net	(8,143)	(71,530)	(197,834)	(98,678)
Other, net	(45)	532	416	768
Other Income (Loss)	892	313	(395,263)	17,845

Expenses
Management fee to affiliate	464	1,832	1,503	3,567
Financing fee	20,540	—	20,540	—
Other operating expenses	796	1,253	1,796	2,851
General and administrative expenses:
Compensation expense	692	705	1,354	1,249
Professional fees	1,541	761	3,021	1,976
Other general and administrative expenses	772	530	1,125	715
Total general and administrative expenses	3,005	1,996	5,500	3,940
Total Expenses	24,805	5,081	29,339	10,358

Income (loss) before income taxes	(15,378)	11,092	(397,326)	38,980
Income tax provision	255	478	162	490
Net income (loss)	(15,633)	10,614	(397,488)	38,490
Net income attributable to non-controlling interest	2	—	4	—
Net income (loss) attributable to common stockholders and participating securities	$(15,635)	$10,614	$(397,492)	$38,490

Net income (loss) per Common Share — Basic	$(0.29)	$0.21	$(7.35)	$0.78
Net income (loss) per Common Share — Diluted	$(0.29)	$0.21	$(7.35)	$0.78

See notes to unaudited consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Statements of Changes in Equity
(in thousands—except shares and share data)
(Unaudited)

	Three Months Ended June 30, 2020
	Common Stock Outstanding		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Stockholders' Equity	Non-Controlling Interest	Total Equity
	Shares	Par
Balance at March 31, 2020	53,423,876	$535	$889,392	$(707,158)	$(578)	$182,191	$42	$182,233
Proceeds from public offerings of common stock	6,034,741	60	22,297	—	—	22,357	—	22,357
Offering costs	—	—	(371)	—	—	(371)	—	(371)
Proceeds from non-controlling interest, net of offering costs	—	—	—	—	—	—	(40)	(40)
Vesting of restricted stock	—	—	170	—	—	170	—	170
Net income	—	—	—	(15,635)	—	(15,635)	2	(15,633)
Dividends declared on non-controlling interest	—	—	—	—	—	—	(2)	(2)
Balance at June 30, 2020	59,458,617	$595	$911,488	$(722,793)	$(578)	$188,712	$2	$188,714

	Three Months Ended June 30, 2019
	Common Stock Outstanding		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Stockholders' Equity	Non-Controlling Interest	Total Equity
	Shares	Par
Balance at March 31, 2019	48,224,379	$482	$833,915	$(318,391)	$—	$516,006	$—	$516,006
Proceeds from public offerings of common stock	5,000,000	50	49,600	—	—	49,650	—	49,650
Offering costs	—	—	(309)	—	—	(309)	—	(309)
Vesting of restricted stock	—	—	165	—	—	165	—	165
Net income	—	—	—	10,614	—	10,614	—	10,614
Dividends declared on common stock	—	—	46	(16,546)	—	(16,500)	—	(16,500)
Balance at June 30, 2019	53,224,379	$532	$883,417	$(324,323)	$—	$559,626	$—	$559,626

	Six Months Ended June 30, 2020
	Common Stock Outstanding		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Stockholders' Equity	Non-Controlling Interest
	Shares	Par						Total
Balance at December 31, 2019	53,523,876	$535	$889,227	$(325,301)	$—	$564,461	$—	$564,461
Proceeds from public offerings of common stock	6,034,741	60	22,297	—	—	22,357	—	22,357
Offering costs	—	—	(371)	—	—	(371)	—	(371)
Proceeds from non-controlling interest, net of offering costs	—	—	—	—	—	—	2	2
Vesting of restricted stock	—	—	335	—	—	335	—	335
Treasury stock	(100,000)	—	—	—	(578)	(578)	—	(578)
Net loss	—	—	—	(397,492)	—	(397,492)	4	(397,488)
Dividends declared on non-controlling interest	—	—	—	—	—	—	(4)	(4)
Balance at June 30, 2020	59,458,617	$595	$911,488	$(722,793)	$(578)	$188,712	$2	$188,714

	Six Months Ended June 30, 2019
	Common Stock Outstanding		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Stockholders' Equity	Non-Controlling Interest
	Shares	Par						Total
Balance at December 31, 2018	48,116,379	$481	$833,810	$(331,282)	$—	$503,009	$—	$503,009
Proceeds from public offerings of common stock	5,000,000	50	49,600	—	—	49,650	—	49,650
Offering costs	—	—	(309)	—	—	(309)	—	(309)
Grants of restricted stock	108,000	1	(1)	—	—	—	—	—
Vesting of restricted stock	—	—	235	—	—	235	—	235
Net income	—	—	—	38,490	—	38,490	—	38,490
Dividends declared on common stock	—	—	82	(31,531)	—	(31,449)	—	(31,449)
Balance at June 30, 2019	53,224,379	$532	$883,417	$(324,323)	$—	$559,626	$—	$559,626

See notes to unaudited consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows (in thousands)
(Unaudited)

	For the six months ended June 30, 2020	For the six months ended June 30, 2019
Cash flows from operating activities:
Net income (loss)	$(397,488)	$38,490
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Premium amortization and (discount accretion), net	3,890	2,360
Amortization of deferred financing costs	1,361	483
Amortization of discount on convertible senior notes	546	275
Restricted stock amortization	335	235
Interest payments and basis recovered on MAC interest rate swaps	202	3,204
Premium on purchase of Residential Whole Loans	(3,858)	(4,882)
Premium on purchase of securitized commercial loans	—	(3,769)
Unrealized (gain) loss, net	280,071	(125,395)
Realized loss on sale of real estate owned ("REO")	407	—
Unrealized (gain) loss on derivative instruments, net	3,834	(794)
Other than temporary impairment	—	4,527
Realized (gain) loss on investments, net	(82,633)	5,113
Loss on derivatives, net	13,287	1,777
Changes in operating assets and liabilities:
Decrease in interest receivable	7,818	2,546
(Increase) decrease in other assets	(2,846)	857
(Decrease) increase in interest payable	(7,291)	3,450
Increase (decrease) in accounts payable and accrued expenses	894	(961)
Increase (decrease) in payable to affiliate	2,553	(1,788)
Increase in other liabilities	20,540	—
Net cash used in operating activities	(158,378)	(74,272)
Cash flows from investing activities:
Purchase of securities	(320,996)	(1,093,542)
Proceeds from sale of securities	2,216,874	221,875
Proceeds from sale of REO	1,705	—
Principal repayments and basis recovered on securities	29,986	55,175
Purchase of Residential Whole Loans	(109,480)	(244,317)
Proceeds from sale of Residential Whole Loans	144,258	—
Principal repayments on Residential Whole Loans	139,589	87,615
Purchase of commercial loans	—	(171,188)
Principal repayments on commercial loans	37,637	76,000
Purchase of securitized commercial loans	—	(900,000)
Principal repayments on securitized commercial loans	178,644	1,113,884
Principal repayments on Residential Bridge Loans	10,399	143,992
Payment of premium for option derivatives	—	(302)
Premium received from option derivatives	—	862
Premium for credit default swaps, net	(14,279)	(367)
Net settlements of TBAs	(2,430)	—
(Payments on) Proceeds from termination of futures, net	—	(10,338)
Interest payments and basis recovered on MAC interest rate swaps	(202)	(3,204)
Due from counterparties	2,600	—
Premium for interest rate swaptions, net	80	(332)
Net cash provided by (used in) investing activities	2,314,385	(724,187)

Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Continued) (in thousands)
(Unaudited)

	For the six months ended June 30, 2020	For the six months ended June 30, 2019
Cash flows from financing activities:
Proceeds from issuance of common stock	22,357	49,650
Payment of offering costs	(374)	(405)
Repurchase of common stock	(578)	—
Proceeds from issuance of convertible senior notes	2	—
Proceeds from repurchase agreement borrowings	8,262,555	10,821,699
Repayments of repurchase agreement borrowings	(10,718,271)	(10,639,316)
Proceeds from securitized debt	460,787	1,757,464
Repayments of securitized debt	(266,417)	(1,083,560)
Payments made for deferred financing costs	(2,803)	(5,786)
Due from counterparties, net	91,170	(15,896)
Due to counterparties, net	(693)	4,248
(Decrease) increase in other liabilities	(25,632)	31,331
Dividends paid on common stock	(16,592)	(29,865)
Dividends paid to non-controlling interest	(4)	—
Net cash (used in) provided by financing activities	(2,194,493)	889,564
Net (decrease) increase in cash, cash equivalents and restricted cash	(38,486)	91,105
Cash, cash equivalents and restricted cash, beginning of period	84,279	77,795
Cash, cash equivalents and restricted cash, end of period	$45,793	$168,900

Supplemental disclosure of operating cash flow information:
Interest paid	$63,457	$72,231
Income taxes paid	$—	$48
Supplemental disclosure of non-cash financing/investing activities:
Underwriting and offering costs payable	$—	$81
Securities purchased, not settled	$—	$(99,534)
Assets of deconsolidated VIE	$(150,804)	$—
Liabilities of deconsolidated VIE	$143,952	$—
Mortgage-backed securities recorded upon deconsolidation	$6,852	$—
Dividends and distributions declared, not paid	$—	$16,500
Principal payments of Residential Whole Loans, not settled	$11,780	$20,535
Principal payments of Residential Bridge Loans, not settled	$249	$15,244
Other assets - Transfer of Bridge Loans to REO	$419	$—
Financing fee payable	$(20,540)	$—

Reconciliation of cash, cash equivalents and restricted cash reported in the Consolidated Balance Sheets:
Cash and cash equivalents	$19,363	$81,761
Restricted cash	26,430	87,139
Total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$45,793	$168,900
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

Note 1 — Organization

Western Asset Mortgage Capital Corporation, a Delaware corporation, and its subsidiaries (the “Company”), commenced operations in May 2012. The Company invests in, finances and manages a diversified portfolio of real estate related securities, Whole Loans and other financial assets.  The Company’s current portfolio is comprised of Non-Qualified Residential Whole Loans ("Non-QM"), Commercial Loans, Non-Agency CMBS and to a lesser extent Agency RMBS, Non-Agency RMBS, Residential Bridge Loans, GSE Risk Transfer Securities and asset-backed securities (“ABS”) investments secured by a portfolio of private student loans.  The Company’s investment strategy is based on Western Asset Management Company, LLC’s (the “Manager”) perspective of which mix of portfolio assets it believes provides the Company with the best risk-reward opportunities at any given time.  The Manager will vary the allocation among various asset classes subject to maintaining the Company’s qualification as a REIT and maintaining its exemption from the Investment Company Act of 1940, as amended (the “1940 Act”).  These restrictions limit the Company’s ability to invest in non-qualifying MBS, non-real estate assets and/or assets which are not secured by real estate.  Accordingly, the Company’s portfolio will continue to be principally invested in qualifying MBS, Whole Loans and other real estate related assets.

The Company is externally managed by the Manager, an investment advisor registered with the Securities and Exchange Commission (“SEC”).  The Manager is a wholly-owned subsidiary of Franklin Resources, Inc. (“Franklin”), which on July 31, 2020 acquired the Manager's previous parent Legg Mason Inc. The Company operates and has elected to be taxed as a real estate investment trust or “REIT” commencing with its taxable year ended December 31, 2012.

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited financial statements and related notes have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial reporting in accordance with Article 10 of Regulation S-X and the instructions to Form 10-Q. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary have been made to state fairly the Company’s financial position, results of operations and cash flows. The results of operations for the period ended June 30, 2020, are not necessarily indicative of the results to be expected for the full year or any future period. These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 6, 2020.

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

Impact of the COVID-19 Pandemic

The outbreak of COVID-19, which the World Health Organization designated a pandemic, created unprecedented market disruption and dislocation across fixed income markets. The conditions caused by the pandemic created an extreme lack of liquidity in mortgage markets, combined with forced selling led to swift and dramatic price declines. The illiquidity was exacerbated by inadequate demand for MBS among primary dealers due to balance sheet constraints. In March 2020 and April 2020, the significant decline in value of the Company's investment portfolio resulted in substantial margin calls from its repurchase agreement counterparties. In order to satisfy the margin calls, the Company sold a significant portion of its investments resulting in a material adverse impact on book value, earnings and financial position.

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

Significant Accounting Policies

        There have been no changes to our accounting policies included in Note 2 to the consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2019, other than the below new accounting policy.

As of January 1, 2020, the Company has adopted ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments or CECL in the first quarter of 2020. The standard significantly changes how entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through the income statement. The standard replaced the current "incurred loss" approach with an "expected loss" model for instruments measured at amortized cost. Because the Company elected the Fair Value Option on most of its investments, an allowance is recorded rather than reduce the carrying amount, as was done under the “other than temporary impairment model”. The difference between the amortized cost basis and the fair value are recorded in the “Unrealized, gain (loss), net”. The Company performs both qualitative and quantitative analysis factors to determine if a credit loss exist. The qualitative analysis includes assessing the security’s collateral, industry, geographic area, credit enhancement, payment structure, and credit rating. Solely for the purposes of calculating interest income the Company maintains a “shadow allowance”. The shadow allowance is determined for purposes of ensuring subsequent improvements in cash flows would first reduce the “shadow allowance” and then be treated as prospective yield adjustments. The “shadow allowance” is an operational account for the purposes of determining and calculating accretable yield and accretable basis and would not be recorded in the Company’s financial statements.

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

Note 3 — Fair Value of Financial Instruments

The following tables present the Company’s financial instruments carried at fair value as of June 30, 2020 and December 31, 2019, based upon the valuation hierarchy (dollars in thousands):

	June 30, 2020
	Fair Value
	Level I	Level II	Level III	Total
Assets
Agency RMBS Interest-Only Strips	$—	$—	$180	$180
Agency RMBS Interest-Only Strips accounted for as derivatives, included in MBS	—	—	1,795	1,795
Subtotal Agency MBS	—	—	1,975	1,975
Non-Agency CMBS	—	182,304	7,013	189,317
Non-Agency RMBS	—	—	21,693	21,693
Non-Agency RMBS Interest-Only Strips	—	—	5,278	5,278
Subtotal Non-Agency MBS	—	182,304	33,984	216,288

Other securities	—	31,771	8,695	40,466
Total mortgage-backed securities and other securities	—	214,075	44,654	258,729

Residential Whole Loans	—	—	1,124,051	1,124,051
Residential Bridge Loans	—	—	24,171	24,171
Securitized commercial loans	—	—	465,694	465,694
Commercial Loans	—	—	323,474	323,474
Derivative assets	—	714	—	714
Total Assets	$—	$214,789	$1,982,044	$2,196,833

Liabilities
Derivative liabilities	$—	$943	$—	$943
Securitized debt	—	424,186	31	424,217
Total Liabilities	$—	$425,129	$31	$425,160

	December 31, 2019
	Fair Value
	Level I	Level II	Level III	Total
Assets
Agency CMBS	$—	$1,435,477	$—	$1,435,477
Agency CMBS Interest-Only Strips accounted for as derivatives, included in MBS	—	3,092	—	3,092
Agency RMBS	—	340,771	—	340,771
Agency RMBS Interest-Only Strips	—	—	10,343	10,343
Agency RMBS Interest-Only Strips accounted for as derivatives, included in MBS	—	—	5,572	5,572
Subtotal Agency MBS	—	1,779,340	15,915	1,795,255

Non-Agency CMBS	—	316,019	—	316,019
Non-Agency RMBS	—	—	38,131	38,131
Non-Agency RMBS Interest-Only Strips	—	—	7,683	7,683
Subtotal Non-Agency MBS	—	316,019	45,814	361,833

Other securities	—	62,965	17,196	80,161
Total mortgage-backed securities and other securities	—	2,158,324	78,925	2,237,249

Residential Whole Loans	—	—	1,375,860	1,375,860
Residential Bridge Loans	—	—	33,269	33,269
Securitized commercial loan	—	—	370,213	370,213
Commercial Loans	—	—	909,040	909,040
Derivative assets	—	5,111	—	5,111
Total Assets	$—	$2,163,435	$2,767,307	$4,930,742

Liabilities
Derivative liabilities	$—	$6,370	$—	$6,370
Securitized debt	—	680,586	1,057	681,643
Total Liabilities	$—	$686,956	$1,057	$688,013

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

In instances when the Company is required to consolidate a VIE that is determined to be a qualifying collateralized financing entity ("CFE"), under GAAP and if the Company has elected the fair value option for the securitized debt, the Company will measure both the financial assets and financial liabilities of the VIE using the fair value of either the VIE’s financial assets or financial liabilities, whichever is more observable.

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

Residential Whole Loans and Residential Bridge Loans

Values for the Company's Non-QM Residential Whole Loans and Bridge Loans are based upon prices obtained from an independent third party pricing service that specializes in loan valuation, utilizing a discounted cash flow valuation model that is calibrated to recent loan trade execution. Their valuation methodology incorporates commonly used market pricing methods, which include the inputs considered most significant to the determination of fair value of the Company's Residential Whole Loans and Residential Bridge Loans. The key loan inputs include loan balance, interest rate, loan to value, delinquencies and fair value of the collateral for collateral dependent loans. The assumptions made by the independent third party pricing service includes the market discount rate, yield, default assumption and loss severity. Other inputs and assumptions relevant to the pricing of Residential Whole Loans include FICO scores and prepayment speeds.
The values for the Conforming Residential Whole Loan Portfolio were based on a third party pricing service valuation model that assigns a loan value using TBA prices, adjusted for delivery to Fannie Mae using Fannie Mae's loan-level price adjustment matrix. In addition to pricing the underlying mortgages, the third party pricing service uses a service release premium valuation representing the sale of the right to service the mortgages. Together, the TBA price and service release premium price form the "All-In" price for these mortgages. As of June 30, 2020, the Company no longer holds Conforming Residential Whole Loans in its investment portfolio. The Company sold this portfolio in the second quarter 2020.

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

Securitized debt

Values for the Company's securitized debt that the Company elected the fair value option are based upon prices obtained from independent third party pricing services. The valuation methodology of the third party pricing services incorporates market information and commonly used market pricing methods, which include actual trades and quoted prices for similar or identical instruments. In determining the proper fair value hierarchy or level, the Company considers the amount of available observable market data for each security. Since the securitized debt represents traded debt securities, the Manager's pricing team reviews the trade activity during the quarter for each security to determine the appropriate level within the fair value hierarchy. If there is sufficient trade data above a predetermined volume threshold, the Manager determines it has sufficient observable market data and the debt security will be categorized as a Level II. If there is not sufficient observable market data the debt security will be categorized as a Level III.

Derivatives

Values for the Company's derivatives are based upon prices from third party pricing services, whose pricing is subject to review by the Manager’s pricing committee. In valuing its over-the-counter interest rate derivatives, such as swaps and swaptions, its currency derivatives, such as swaps and forwards and credit derivatives such as total return swaps, the Company considers the creditworthiness of both the Company and its counterparties, along with collateral provisions contained in each derivative agreement, from the perspective of both the Company and its counterparties. No credit valuation adjustment was made in determining the fair value of interest rate derivatives and/or futures contracts for the periods ended June 30, 2020 and December 31, 2019.

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

The following tables present a summary of the available quantitative information about the significant unobservable inputs used in the fair value measurement of financial instruments for which the Company has utilized Level III inputs to determine fair value as of June 30, 2020 and December 31, 2019 (dollars in thousands):

	Fair Value at			Range
	June 30, 2020	Valuation Technique	Unobservable Input	Minimum	Maximum		Weighted Average

Residential Whole-Loans	1,124,051	Discounted Cash Flow	Yield	3.9%	8.0%		5.7%
			Weighted Average Life	1.4	7.6		3.0
Residential Bridge Loans	24,171	Discounted Cash Flow	Yield	8.0%	43.9%	(1)	16.4%
			Weighted Average Life	0.3	2.1		0.8
Commercial Loans	323,474	Discounted Cash Flow	Yield	6.5%	14.7%		9.4%
			Weighted Average Life	0.9	2.4		1.2

	Fair Value at			Range
	December 31, 2019	Valuation Technique	Unobservable Input	Minimum	Maximum		Weighted Average

Residential Whole-Loans(2)	1,200,566	Discounted Cash Flow	Yield	3.4%	7.0%		3.7%
			Weighted Average Life	1.4	7.8		3.0
Residential Bridge Loans	33,269	Discounted Cash Flow	Yield	7.5%	27.0%	(1)	9.8%
			Weighted Average Life	0.3	1.8		0.8
Commercial Loans	370,213	Discounted Cash Flow	Yield	4.7%	10.9%		7.5%
			Weighted Average Life	0.4	2.9		1.6

(1)  Yield to maturity is the total return on the loan expressed as an annual rate. Delinquent Bridge Loans that are nearing maturity and with fair value that is significantly less than the principal amount have a higher yield to maturity, some of which are greater than 100%.
(2) As of December 31, 2019, excludes $175.3 million of Conforming Residential Whole Loans, which were valued using TBA prices, adjusted for delivery to Fannie Mae using Fannie Mae's loan-level price adjustment matrix. As of December 31, 2019, the TBA prices used for valuing the conforming loans range from $101.39 to $107.63.

The following tables present additional information about the Company’s financial instruments which are measured at fair value on a recurring basis for which the Company has utilized Level III inputs to determine fair value:

	Three months ended June 30, 2020
$ in thousands	Agency MBS	Non-Agency MBS	Other Securities	Residential Whole Loans	Residential Bridge Loans	Commercial Loans	Securitized commercial loans	Securitized debt
Beginning balance	$14,442	$33,162	$7,371	$1,309,795	$26,050	$320,308	$477,131	$161
Transfers into Level III from Level II	—	—	—	—	—	—	—	—
Transfers from Level III into Level II	—	—	—	—	—	—	—	—
Sales and settlements	(11,529)	—	—	(144,258)	—	—	—	—
Transfers to REO	—	—	—	—	70	—	—	—
Principal repayments	—	(166)	—	(51,969)	(1,471)	—	(23,943)	—
Total net gains / losses included in net income
Realized gains/(losses), net on assets	1,528	—	—	(10,511)	28	—	—	—
Realized (gains)/losses, net on liabilities	—	—	—	—	—	—	—	—
Unrealized gains/(losses), net on assets(1)	(2,122)	1,253	1,282	21,800	(483)	3,050	12,921	—
Unrealized (gains)/losses, net on liabilities(2)	—	—	—	—	—	—	—	(177)
Premium and discount amortization, net	(344)	(265)	42	(806)	(23)	116	(415)	47
Ending balance	$1,975	$33,984	$8,695	$1,124,051	$24,171	$323,474	$465,694	$31

Unrealized gains/(losses), net on assets held at the end of the period(1)	$(306)	$1,253	$1,282	$10,278	$(495)	$3,050	$12,774	$—
Unrealized gains/(losses), net on liabilities held at the end of the period(2)	$—	$—	$—	$—	$—	$—	$—	$46

	Three months ended June 30, 2019
$ in thousands	Agency MBS	Non-Agency MBS	Other Securities	Residential Whole Loans	Residential Bridge Loans	Commercial Loans	Securitized commercial loan	Securitized debt
Beginning balance	$19,108	$48,392	$17,380	$1,267,163	$144,170	$337,578	$929,474	$3,769
Transfers into Level III from Level II	—	—	—	—	—	—	—	—
Transfers from Level III into Level II	—	—	—	—	—	—	—	—
Purchases	39,856	—	—	—	—	50,000	—	—
Principal repayments	—	(274)	(185)	(69,312)	(56,650)	(75,835)	(125,170)	—
Total net gains / losses included in net income			0
Realized gains/(losses), net on assets	—	—	—	—	(162)	—	—	—
Other than temporary impairment	(4)	(936)	—	—	—	—	—	—
Unrealized gains/(losses), net on assets(1)	984	716	697	9,170	291	(59)	572	—
Unrealized (gains)/losses, net on liabilities(2)	—	—	—	—	—	—	—	(47)
Premium and discount amortization, net	(1,027)	(711)	(95)	(801)	(247)	348	(742)	(846)
Ending balance	$58,917	$47,187	$17,797	$1,206,220	$87,402	$312,032	$804,134	$2,876

Unrealized gains/(losses), net on assets held at the end of the period(1)	$984	$716	$697	$9,869	$(27)	$127	$572	$—
Unrealized gains/(losses), net on liabilities held at the end of the period(2)	$—	$—	$—	$—	$—	$—	$—	$47

	Six months ended June 30, 2020
$ in thousands	Agency MBS	Non-Agency MBS	Other Securities	Residential Whole-Loans	Residential Bridge Loans	Commercial Loans	Securitized commercial loan	Securitized debt
Beginning balance	$15,915	$45,814	$17,196	$1,375,860	$33,269	$370,213	$909,040	$1,057
Transfers into Level III from Level II	—	—	—	—	—	—	—	—
Transfers from Level III into Level II	—	—	(6,482)	—	—	—	—	—
Purchases	—	—	—	110,150	—	—	—	—
Sales and settlements	(11,529)	(12,702)	—	(144,258)	—	—	—	—
Transfers to REO	—	—	—	—	(419)	—	—	—
VIE deconsolidation	—	6,852	—	—	—	—	(150,804)	—
Principal repayments	—	(486)	(154)	(131,035)	(7,879)	(37,638)	(178,644)	—
Total net gains / losses included in net income
Realized gains/(losses), net on assets	1,528	(16)	—	(10,511)	(57)	—	—	—
Unrealized gains/(losses), net on assets(1)	(2,656)	(4,583)	(1,837)	(74,071)	(702)	(9,412)	(114,250)	—
Unrealized (gains)/losses, net on liabilities(2)	—	—	—	—	—	—	—	(554)
Premium and discount amortization, net	(1,283)	(895)	(28)	(2,084)	(41)	311	352	(472)
Ending balance	$1,975	$33,984	$8,695	$1,124,051	$24,171	$323,474	$465,694	$31

Unrealized gains/(losses), net on assets held at the end of the period(1)	$(663)	$(4,353)	$(487)	$(68,797)	$(919)	$(9,412)	$(55,084)	$—
Unrealized gains/(losses), net on liabilities held at the end of the period(2)	$—	$—	$—	$—	$—	$—	$—	$564

	Six months ended June 30, 2019
$ in thousands	Agency MBS	Non-Agency MBS	Other Securities	Residential Whole-Loans	Residential Bridge Loans	Commercial Loans	Securitized commercial loan	Securitized debt
Beginning balance	$19,837	$50,555	$8,951	$1,041,885	$211,999	$216,123	$1,013,511	$2,286
Transfers into Level III from Level II	—	—	8,386	—	—	—	—	—
Transfers from Level III into Level II	—	—	—	—	—	—	—	—
Purchases	39,856	—	—	244,274	—	95,379	903,770	—
Sales and settlements	—	—	—	—	—	—	—	3,769
Transfers to REO	—	—	—	—	—	—	—	—
Principal repayments	—	(525)	(185)	(94,101)	(123,262)	—	(1,113,884)	—
Total net gains / losses included in net income
Realized gains/(losses), net on assets	—	—	—	—	(249)	—	—	—
Realized (gains)/losses, net on liabilities	—	—	—	—	—	—	—	—
Other than temporary impairment	(29)	(1,177)	—	—	—	—	—	—
Unrealized gains/(losses), net on assets(1)	1,371	(477)	818	15,149	(489)	164	1,921	—
Unrealized (gains)/losses, net on liabilities(2)	—	—	—	—	—	—	—	(2,017)
Premium and discount amortization, net	(2,118)	(1,189)	(173)	(987)	(597)	366	(1,184)	(1,162)
Ending balance	$58,917	$47,187	$17,797	$1,206,220	$87,402	$312,032	$804,134	$2,876

Unrealized gains/(losses), net on assets held at the end of the period(1)	$1,371	$(477)	$818	$15,859	$(997)	$164	$1,949	$—
Unrealized gains/(losses), net on liabilities held at the end of the period(2)	$—	$—	$—	$—	$—	$—	$—	$19

(1)Gains and losses are included in "Unrealized gain (loss), net" in the Consolidated Statements of Operations.
(2)Gains and losses on securitized debt are included in "Unrealized gain (loss), net" in the Consolidated Statements of Operations.

Transfers between hierarchy levels for the three and six months ended June 30, 2020 and June 30, 2019 were based on the availability of sufficient observable inputs. Movements from Level II to Level III was based on the back-testing of historical sales transactions performed by the Manager, which did not provide sufficient observable data to meet Level II versus Level III criteria, resulting in the movement from Level II to Level III. Movements from Level III to Level II was based on information received from a third party pricing service which, along with the back-testing of historical sales transactions performed by the Manager, which provided the sufficient observable data for the movement from Level III to Level II. The Company did not have transfers between either Level I and Level II or Level I and Level III for the three and six months ended June 30, 2020 and June 30, 2019.

Other Fair Value Disclosures

Certain Residential Bridge Loans, repurchase agreement borrowings, convertible senior unsecured notes and securitized debt are not carried at fair value in the consolidated financial statements. The following table presents the carrying value and estimated fair value of the Company’s financial instruments that are not carried at fair value as of June 30, 2020 and December 31, 2019 in the consolidated financial statements (dollars in thousands):

	June 30, 2020		December 31, 2019
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets
Residential Bridge Loans	$2,334	$2,248	$3,150	$3,148
Total	$2,334	$2,248	$3,150	$3,148

Liabilities
Borrowings under repurchase agreements	$369,096	$372,874	$2,824,801	$2,829,093
Convertible senior unsecured notes	198,669	146,319	197,299	209,172
Securitized debt(1)	1,041,597	1,056,094	801,109	810,914
Total	$1,609,362	$1,575,287	$3,823,209	$3,849,179

(1) Carrying value excludes $7.6 million and $5.3 million of deferred financing costs as of June 30, 2020 and December 31, 2019, respectively.

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

Securitized debt

Values for the Company's securitized debt, related to the securitization of a portion of its Residential Whole Loans, are based upon prices obtained from independent third party pricing services. The valuation methodology of the third party pricing services incorporates market information and commonly used market pricing methods, which include actual trades and quoted prices for similar or identical instruments. In determining the proper fair value hierarchy or level, the Company considers the amount of available observable market data for each security. Since the securitized debt represents traded debt securities, the Manager's pricing team reviews the trade activity during the quarter for each security to determine the appropriate level within the fair value hierarchy. If there is sufficient trade data above a predetermined threshold, the Manager determines it has sufficient observable market data and the debt security will be categorized as a Level II. If there is not sufficient observable market data the debt security will be categorized as a Level III. At June 30, 2020, there was not sufficient observable market data for the debt to be classified as a Level II, accordingly it was classified as a Level III.

Note 4 – Mortgage-Backed Securities and other securities

The following tables present certain information about the Company’s investment portfolio at June 30, 2020 and December 31, 2019 (dollars in thousands):

	June 30, 2020
	Principal Balance	Unamortized Premium (Discount), net	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Net Weighted Average Coupon
Agency RMBS Interest-Only Strips (1)(2)	N/A	N/A	$142	$38	$—	$180	2.6%
Agency RMBS Interest-Only Strips, accounted for as derivatives (1) (2)	N/A	N/A	N/A	N/A	N/A	1,795	2.6%
Subtotal Agency RMBS	—	—	142	38	—	1,975	2.6%
Total Agency MBS	—	—	142	38	—	1,975	2.6%

Non-Agency RMBS	38,863	(15,215)	23,648	446	(2,401)	21,693	4.6%
Non-Agency RMBS Interest- Only Strips (1)	N/A	N/A	6,847	3	(1,572)	5,278	0.5%
Subtotal Non-Agency RMBS	38,863	(15,215)	30,495	449	(3,973)	26,971	0.9%
Non-Agency CMBS	274,267	(28,383)	245,884	89	(56,656)	189,317	5.2%
Total Non-Agency MBS	313,130	(43,598)	276,379	538	(60,629)	216,288	2.6%

Other securities (3)	51,668	(8,370)	51,489	76	(11,099)	40,466	4.4%
Total	$364,798	$(51,968)	$328,010	$652	$(71,728)	$258,729	2.7%

	December 31, 2019
	Principal Balance	Unamortized Premium (Discount), net	Discount Designated as Credit Reserve and OTTI	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Net Weighted Average Coupon
Agency CMBS	$1,347,929	$26,514	$—	$1,374,443	$66,832	$(5,798)	$1,435,477	3.4%
Agency CMBS Interest-Only Strips accounted for as derivatives (1) (2)	N/A	N/A	N/A	N/A	N/A	N/A	3,092	0.4%
Subtotal Agency CMBS	1,347,929	26,514	—	1,374,443	66,832	(5,798)	1,438,569	3.1%
Agency RMBS	327,814	5,473	—	333,287	7,484	—	340,771	3.5%
Agency RMBS Interest-Only Strips (1)	N/A	N/A	N/A	$8,661	$1,820	$(138)	$10,343	2.8%
Agency RMBS Interest-Only Strips, accounted for as derivatives (1) (2)	N/A	N/A	N/A	N/A	N/A	N/A	5,572	3.0%
Subtotal Agency RMBS	327,814	5,473	—	341,948	9,304	(138)	356,686	3.3%
Total Agency MBS	1,675,743	31,987	—	1,716,391	76,136	(5,936)	1,795,255	3.1%

Non-Agency RMBS	52,767	4,492	(20,256)	37,003	1,388	(260)	38,131	4.8%
Non-Agency RMBS Interest- Only Strips (1)	N/A	N/A	N/A	7,705	636	(658)	7,683	0.6%
Subtotal Non-Agency RMBS	52,767	4,492	(20,256)	44,708	2,024	(918)	45,814	1.0%
Non-Agency CMBS	354,458	(17,909)	(22,016)	314,533	6,359	(4,873)	316,019	5.1%
Total Non-Agency MBS	407,225	(13,417)	(42,272)	359,241	8,383	(5,791)	361,833	2.7%

Other securities (3)	71,896	(2,437)	(6,203)	73,975	6,392	(206)	80,161	6.7%
Total	$2,154,864	$16,133	$(48,475)	$2,149,607	$90,911	$(11,933)	$2,237,249	3.1%

(1) IOs and IIOs have no principal balances and bear interest based on a notional balance.  The notional balance is used solely to determine interest distributions on interest-only class of securities.  At June 30, 2020, the notional balance for Agency RMBS IOs and IIOs, Non-Agency RMBS IOs and IIO and Agency RMBS IOs and IIOs, accounted for as derivatives was $4.4 million, $383.1 million and $24.8 million, respectively.  At December 31, 2019, the notional balance for Agency RMBS IOs and IIOs, Non-Agency RMBS IOs and IIOs, Agency RMBS IOs and IIOs, accounted for as derivatives and Agency CMBS IOs and IIOs, accounted for as derivatives was $121.7 million, $442.4 million, $64.8 million, and $160.2 million, respectively.
(2)  Interest on these securities is reported as a component of "Gain (loss) on derivative instruments, net" in the Consolidated Statements of Operations.
(3)  Other securities include residual interests in asset-backed securities which have no principal balance and an amortized cost of approximately $8.2 million and $10.7 million, as of June 30, 2020 and December 31, 2019, respectively.

As of June 30, 2020 and December 31, 2019 the weighted average expected remaining term of the MBS and other securities investment portfolio was 4.3 years and 7.9 years, respectively.

Prior to the adoption of ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” on January 1, 2020, the Company recorded Other Than Temporary Impairment ("OTTI") when the credit quality of the underlying collateral of the beneficial interest deteriorates and or the scheduled payments are faster than previously projected. Accordingly, as of January 1, 2020, a credit loss adjustment, if any, would be reflected in the fair value of these securities and reported as "Unrealized gain (loss), net in the Consolidated Statements of Operations.

The following table presents the changes in the components of the Company’s purchase discount and amortizable premium on its Non-Agency RMBS, Non-Agency CMBS and other securities for the three and six months ended June 30, 2019 (dollars in thousands):

	Three months ended June 30, 2019
	Discount Designated as Credit Reserve and OTTI	Accretable Discount(1)	Amortizable Premium(1)
Balance at beginning of period	$(50,087)	$(27,632)	$14,661
Accretion of discount	—	1,043	—
Amortization of premium	—	—	(135)
Realized credit losses	1,752	—	—
Purchases	—	(3,106)	287
Sales	3,340	—	(1,088)
Net impairment losses recognized in earnings	(2,000)	—	—
Transfers/release of credit reserve(2)	(1,829)	1,113	716
Balance at end of period	$(48,824)	$(28,582)	$14,441

	Six months ended June 30, 2019
	Discount Designated as Credit Reserve and OTTI	Accretable Discount(1)	Amortizable Premium(1)
Balance at beginning of period	$(53,523)	$(29,465)	$14,928
Accretion of discount	—	2,320	—
Amortization of premium	—	—	(616)
Realized credit losses	4,753	—	—
Purchases	—	(3,106)	287
Sales	6,034	—	(1,611)
Net impairment losses recognized in earnings	(2,966)	—	—
Transfers/release of credit reserve(2)	(3,122)	1,669	1,453
Balance at end of period	$(48,824)	$(28,582)	$14,441

(1) Together with coupon interest, accretable purchase discount and amortizable premium is recognized as interest income over the life of the security.
(2) Subsequent reductions of a security’s non-accretable discount results in a corresponding reduction in its amortizable premium.

The following tables present the fair value and contractual maturities of the Company’s investment securities at June 30, 2020 and December 31, 2019 (dollars in thousands):

	June 30, 2020
	< or equal to 10 years	> 10 years and < or equal to 20 years	> 20 years and < or equal to 30 years	> 30 years	Total
Agency RMBS Interest-Only Strips	$—	$—	$180	$—	$180
Agency RMBS Interest-Only Strips accounted for as derivatives	—	1,795	—	—	1,795
Subtotal Agency	—	1,795	180	—	1,975

Non-Agency CMBS	57,556	79,515	51,476	770	189,317
Non-Agency RMBS	—	—	7,991	13,702	21,693
Non-Agency RMBS Interest- Only Strips	—	—	981	4,297	5,278
Subtotal Non-Agency	57,556	79,515	60,448	18,769	216,288

Other securities	6,421	4,827	18,338	10,880	40,466
Total	$63,977	$86,137	$78,966	$29,649	$258,729

	December 31, 2019
	< or equal to 10 years	> 10 years and < or equal to 20 years	> 20 years and < or equal to 30 years	> 30 years	Total
Agency CMBS	$973,189	$462,288	$—	$—	$1,435,477
Agency CMBS Interest-Only Strips, accounted for as derivatives	—	—	—	3,092	3,092
Agency RMBS	—	—	340,771	—	340,771
Agency RMBS Interest-Only Strips	2,413	1,966	5,964	—	10,343
Agency RMBS Interest-Only Strips accounted for as derivatives	669	3,893	1,010	—	5,572
Subtotal Agency	976,271	468,147	347,745	3,092	1,795,255

Non-Agency CMBS	89,782	125,282	92,610	8,345	316,019
Non-Agency RMBS	—	—	8,966	29,165	38,131
Non-Agency RMBS Interest- Only Strips	—	—	1,716	5,967	7,683
Subtotal Non-Agency	89,782	125,282	103,292	43,477	361,833

Other securities	25,824	31,823	2,768	19,746	80,161
Total	$1,091,877	$625,252	$453,805	$66,315	$2,237,249

The following tables present the gross unrealized losses and estimated fair value of the Company’s MBS and other securities by length of time that such securities have been in a continuous unrealized loss position at June 30, 2020 and December 31, 2019 (dollars in thousands):

	June 30, 2020
	Less than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Non-Agency CMBS	$164,522	$(54,189)	36	$17,744	$(2,467)	5	$182,266	$(56,656)	41
Non-Agency RMBS	19,542	(2,401)	5	—	—	—	19,542	(2,401)	5
Non-Agency RMBS Interest-Only Strips	3,862	(411)	2	981	(1,161)	1	4,843	(1,572)	3
Subtotal Non-Agency	187,926	(57,001)	43	18,725	(3,628)	6	206,651	(60,629)	49

Other securities	29,096	(11,099)	10	—	—	—	29,096	(11,099)	10
Total	$217,022	$(68,100)	53	$18,725	$(3,628)	6	$235,747	$(71,728)	59

	December 31, 2019
	Less than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Agency CMBS	$214,084	$(5,798)	16	$—	$—	—	$214,084	$(5,798)	16
Agency RMBS Interest-Only Strips	1,376	(43)	4	1,828	(95)	7	3,204	(138)	11
Subtotal Agency	215,460	(5,841)	20	1,828	(95)	7	217,288	(5,936)	27

Non-Agency CMBS	171,650	(4,302)	31	18,069	(571)	4	189,719	(4,873)	35
Non-Agency RMBS	13,214	(260)	1	—	—	—	13,214	(260)	1
Non-Agency RMBS Interest-Only Strips	1,716	(658)	1	—	—	—	1,716	(658)	1
Subtotal Non-Agency	186,580	(5,220)	33	18,069	(571)	4	204,649	(5,791)	37

Other securities	10,512	(206)	2	—	—	—	10,512	(206)	2
Total	$412,552	$(11,267)	55	$19,897	$(666)	11	$432,449	$(11,933)	66

The following table presents the OTTI the Company recorded on its securities portfolio for the three and six months ended June 30, 2019 (dollars in thousands):

	Three months ended June 30, 2019	Six months ended June 30, 2019
Agency RMBS(1)	$—	$25
Non-Agency CMBS	1,952	2,918
Non-Agency RMBS	936	1,177
Other securities	407	407
Total	$3,295	$4,527

(1) Other-than-temporary impairment on Agency RMBS includes impairments on Agency RMBS IOs and unrealized loss on Agency RMBS securities that we had the intent to sell at the end of the period, if applicable.

The following tables present components of interest income on the Company’s MBS and other securities for the three and six months ended June 30, 2020 and June 30, 2019, respectively (dollars in thousands):

	Three months ended June 30, 2020			Three months ended June 30, 2019
	Coupon Interest	Net (Premium Amortization/Amortization Basis) Discount Amortization	Interest Income	Coupon Interest	Net (Premium Amortization/Amortization Basis) Discount Amortization	Interest Income
Agency CMBS	$413	$(48)	$365	$12,567	$(733)	$11,834
Agency RMBS	173	(112)	61	2,795	(620)	2,175
Non-Agency CMBS	3,960	1,772	5,732	3,168	1,322	4,490
Non-Agency RMBS	582	(367)	215	1,385	(711)	674
Other securities	2,037	(1,333)	704	3,070	(1,758)	1,312
Total	$7,165	$(88)	$7,077	$22,985	$(2,500)	$20,485

	Six months ended June 30, 2020			Six months ended June 30, 2019
	Coupon Interest	Net (Premium Amortization/Amortization Basis) Discount Amortization	Interest Income	Coupon Interest	Net (Premium Amortization/Amortization Basis) Discount Amortization	Interest Income
Agency CMBS	$11,336	$(636)	$10,700	$23,556	$(789)	$22,767
Agency RMBS	2,929	(954)	1,975	3,666	(1,275)	2,391
Non-Agency CMBS	8,757	2,740	11,497	6,279	2,246	8,525
Non-Agency RMBS	1,733	(1,008)	725	2,592	(1,188)	1,404
Other securities	4,842	(2,797)	2,045	5,959	(3,349)	2,610
Total	$29,597	$(2,655)	$26,942	$42,052	$(4,355)	$37,697

The following tables present the sales and realized gain (loss) of the Company’s MBS and other securities for the three and six months ended June 30, 2020 and June 30, 2019, respectively (dollars in thousands):

	Three months ended June 30, 2020				Three months ended June 30, 2019
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Agency CMBS	$409,117	$22,156	$(32)	$22,124	$—	$—	$—	$—
Agency RMBS	9,512	2,132	(468)	1,664	—	—	—	—
Non-Agency CMBS	42,646	—	(13,901)	(13,901)	6,165	183	(25)	158
Other securities	18,211	—	(6,223)	(6,223)	—	—	—	—
Total	$479,486	$24,288	$(20,624)	$3,664	$6,165	$183	$(25)	$158

	Six months ended June 30, 2020				Six months ended June 30, 2019
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Agency CMBS	$1,668,149	$116,463	$(6,486)	$109,977	$206,710	$—	$(4,189)	$(4,189)
Agency RMBS	400,948	12,552	(506)	12,046	—	—	—	—
Non-Agency CMBS	94,586	1	(22,703)	(22,702)	15,165	183	(854)	(671)
Non-Agency RMBS	12,702	—	(16)	(16)	—	—	—	—
Other securities	35,957	113	(6,223)	(6,110)	—	—	—	—
Total	$2,212,342	$129,129	$(35,934)	$93,195	$221,875	$183	$(5,043)	$(4,860)

Unconsolidated CMBS VIEs

The Company’s economic interests held in unconsolidated CMBS VIEs are limited in nature to those of a passive holder of CMBS issued by securitization trusts; the Company was not involved in the design or creation of the securitization trusts. The Company evaluates its CMBS holdings, for potential consolidation of the securitized trust, in which it owns the most subordinate tranche or a portion of the controlling class. As of June 30, 2020 and December 31, 2019, the Company held eight and ten variable interests in unconsolidated CMBS VIEs, respectively, in which it either owned the most subordinate class or a portion of the controlling class. The Company determined it was not the primary beneficiary and accordingly, the CMBS VIEs were not consolidated in the Company’s consolidated financial statements. As of June 30, 2020 and December 31, 2019, the Company’s maximum exposure to loss from these variable interests did not exceed the carrying value of these investments of $64.7 million and $117.7 million, respectively. These investments are classified in "Non-Agency mortgage-backed securities, at fair value" in the Company’s Consolidated Balance Sheets. Further, as of June 30, 2020 and December 31, 2019, the Company did not guarantee any obligations of unconsolidated entities or enter into any commitment or intent to provide funding to any such entities.

Note 5 — Residential Whole Loans and Bridge Loans

Residential Whole-Loan Trust

The consolidated financial statements include the consolidation of Revolving Mortgage Investment Trust 2015-1QR2 ("RMI 2015 Trust") since it met the definition of a VIE and the Company determined that it was the primary beneficiary of the trust because it was involved in the design of the trust, has oversight rights on defaulted assets and has other significant decision making powers. In addition, the Company has the obligation to absorb losses to the extent of its ownership interest and the right to receive benefits from the trust that could potentially be significant to the trust.  RMI 2015 Trust has issued a trust certificate that is wholly-owned by the Company and represents the entire beneficial interest in pools of Non-QM Residential Whole Loans held by the trust. As of June 30, 2020 and December 31, 2019, the Company financed the trust certificate with $23.6 million and $209.9 million, respectively, on long-term financing facility. The financing liability is held outside the trust. The Company classifies the underlying Residential Whole Loans owned by the trust in "Residential Whole Loans, at fair value" in the Consolidated Balance Sheets and has eliminated the intercompany trust certificate in consolidation.

        In August 2018, the Company formed Revolving Mortgage Investment Trust 2018-RCR ("RCR Trust") to acquire Conforming Residential Whole Loans. The Company determined that RCR Trust was a VIE and that the Company was the primary beneficiary of the trust because it was involved in the design of the trust, has oversight rights on defaulted assets and has other significant decision making powers. In addition, the Company has the obligation to absorb losses to the extent of its ownership interest and the right to receive benefits from the trust that could potentially be significant to the trust. As of December 31, 2019, the Company financed the trust certificate with $164.3 million of repurchase agreements, which is a liability held outside the trust. The Company classifies the underlying conforming mortgages owned by the trust in "Residential Whole Loans, at fair value" in the Consolidated Balance Sheets. The Company has eliminated the intercompany trust certificate in consolidation. In May 2020, the conforming mortgages held by RCR Trust were sold and the trust was terminated

        In September 2018, the Company formed Revolving Mortgage Investment Trust 2018-RNR ("RNR Trust") to acquire Non-QM Residential Whole Loans. The Company determined that RNR Trust was a VIE and that the Company was the primary beneficiary because it was involved in the design of the trust, has oversight rights on defaulted assets and has other significant decision making powers. In addition, the Company has the obligation to absorb losses to the extent of its ownership interest and the right to receive benefits from the trust that could potentially be significant to the trust. As of December 31, 2019, the Company's trust certificate was financed with $8.1 million of repurchase agreements, which is a liability held outside the trust. The Company classifies the underlying Non-QM Residential Whole Loans in "Residential Whole Loans, at fair value" in the Consolidated Balance Sheets. The Company has eliminated the intercompany trust certificate in consolidation. In April 2020, the RNR Trust was terminated following the transfer of the Non-QM Residential Whole Loans it held to RMI 2015 Trust.

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

        In November 2019, the Company formed Revolving Mortgage Investment Trust 2019-RBR ("RBR Trust") to acquire Non-QM Residential Whole Loans. The Company determined that RBR Trust was a VIE and that the Company was the primary beneficiary because it was involved in the design of the trust, has oversight rights on defaulted assets and has other significant decision making powers. In addition, the Company has the obligation to absorb losses to the extent of its ownership interest and the right to receive benefits from the trust that could potentially be significant to the trust. As of December 31, 2019, the Company's trust certificate was financed with $91.7 million of repurchase agreements, which is a liability held outside the trust. The Company classifies the underlying Non-QM Residential Whole Loans in "Residential Whole Loans, at fair value" in the Consolidated Balance Sheets. The Company has eliminated the intercompany trust certificate in consolidation. In April 2020, the RBR Trust was terminated following the transfer of the Non-QM Residential Whole Loans it held to RMI 2015 Trust.

In June 2020, the Company completed a residential mortgage-backed securitization comprised of a portion of its Residential Whole Loan portfolio. During the securitization, RMI 2015 Trust transferred $355.8 million of Non-QM Residential Whole Loans, to a wholly-owned subsidiary of the Company, Arroyo Mortgage Trust 2020-1 ("Arroyo Trust 2020"). The Company issued $341.7 million of mortgage-backed notes and retained all the subordinate and residual debt securities, which includes the required the 5% eligible risk retention. Refer to Note 7 - "Financings" for details on the associated securitized debt. The Company determined that Arroyo Trust 2020 was a VIE and that the Company was also the primary beneficiary because the Manager was involved in the design of the trust and the Company has significant decision making powers. In addition, the Company has the obligation to absorb losses to the extent of its ownership interest and the right to receive benefits from the Arroyo Trust 2020 that could potentially be significant to the trust. The Company classifies the underlying Non-QM Residential Whole Loans in "Residential Whole Loans, at fair value" in the Consolidated Balance Sheets. The Company has eliminated the intercompany Owner Certificates in consolidation.

Residential Bridge Loan Trust

        In February 2017, The Company formed Revolving Mortgage Investment Trust 2017-BRQ1 ("RMI 2017 Trust") and acquired the trust certificate, which represents the entire beneficial interest in pools of Residential Bridge Loans and certain Residential Whole Loans held by the trust. Residential Bridge Loans are mortgage loans secured by residences, typically short-term. The Company determined that RMI Trust was a VIE and that the Company was the primary beneficiary because it was involved in the design of the trust, has oversight rights on defaulted assets and has other significant decision making powers. In addition, the Company has the obligation to absorb losses to the extent of its ownership interest and the right to receive benefits from the trust that could potentially be significant to the trust. As of June 30, 2020 and December 31, 2019, the Company financed the trust certificate with $23.3 million and $32.1 million, respectively, of repurchase agreement borrowings, which is a liability held outside the trust. The Company classifies both the underlying Residential Bridge Loans carried at amortized cost and the Residential Bridge Loans that it elected the fair value option in "Residential Bridge Loans" and the Residential Whole Loans in "Residential Whole Loans, at fair value" in the Consolidated Balance Sheets. The Company has eliminated the intercompany trust certificate in consolidation.

Consolidated Residential Whole-Loan and Residential Bridge Loan Trusts

The Company assesses modifications to VIEs on an ongoing basis to determine if a significant reconsideration event has occurred that would change the Company’s initial consolidation assessment.  The three consolidated Residential Whole-Loan trusts collectively hold 2,858 Residential Whole Loans and the consolidated Bridge Loan Trust holds 47 Residential Bridge Loans and nine Residential Whole Loans as of June 30, 2020.

The following table presents a summary of the assets and liabilities of the consolidated residential whole loan trusts and residential bridge loan trust included in the Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019 (dollars in thousands):

	June 30, 2020	December 31, 2019
Cash and cash equivalents	$—	$1,811
Residential Whole Loans, at fair value ($1,124,051 and $1,375,860 pledged as collateral, at fair value, respectively)	1,124,051	1,375,860
Residential Bridge Loans ($23,037 and $31,748 at fair value and $25,371 and $34,897 pledged as collateral, respectively)	25,371	34,897
Investment related receivable	12,029	19,138
Interest receivable	7,585	7,840
Other assets	92	90
Total assets	$1,169,128	$1,439,636
Securitized debt, net	$1,034,019	$795,811
Interest payable	2,554	2,367
Accounts payable and accrued expenses	114	173
Total liabilities	$1,036,687	$798,351

The Company’s risk with respect to its investment in each residential loan trust is limited to its direct ownership in the trust. The Residential Whole Loans, Residential Bridge Loans and Commercial Loan held by the consolidated trusts are held solely to satisfy the liabilities of the trust, and creditors of the trust have no recourse to the general credit of the Company. The Company is not contractually required and has not provided any additional financial support to the trusts for the three and six months ended June 30, 2020 and June 30, 2019.

The following table presents the components of the carrying value of Residential Whole Loans and Residential Bridge Loans as of June 30, 2020 and December 31, 2019 (dollars in thousands):

	Residential Whole Loans, at Fair Value		Residential Bridge Loans, at Fair Value(1)		Residential Bridge Loans, at Amortized Cost(1)
	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Principal balance	$1,147,860	$1,325,443	$25,685	$34,041	$2,343	$3,155
Unamortized premium	27,518	28,588	25	79	3	6
Unamortized discount	(2,119)	(2,839)	—	(13)	(12)	(11)
Amortized cost	1,173,259	1,351,192	25,710	34,107	2,334	3,150
Gross unrealized gains	422	26,363	—	10	N/A	N/A
Gross unrealized losses	(49,630)	(1,695)	(1,539)	(848)	N/A	N/A
Fair value	$1,124,051	$1,375,860	$24,171	$33,269	N/A	N/A

 (1) These loans are classified in "Residential Bridge Loans" in the Consolidated Balance Sheets.

Residential Whole Loans

The Residential Whole Loans have low LTV's and are comprised of 2,858 Non-QM adjustable rate mortgages and nine investor fixed rate mortgages. The following tables present certain information about the Company’s Residential Whole Loan investment portfolio at June 30, 2020 and December 31, 2019 (dollars in thousands):

June 30, 2020
			Weighted Average
Current Coupon Rate	Number of Loans	Principal Balance	Original LTV	Original FICO Score(1)	Expected Life (years)(2)	Contractual Maturity (years)	Coupon Rate
3.01 – 4.00%	31	$11,165	58.7%	701	4.4	24.4	3.9%
4.01– 5.00%	1,369	481,540	61.8%	752	2.9	28.2	4.9%
5.01 – 6.00%	1,422	639,070	64.2%	740	3.1	27.9	5.4%
6.01 – 7.00%	43	15,572	67.1%	721	3.4	27.4	6.3%
7.01 - 8.00%	2	513	73.2%	753	4.7	28.1	7.1%
Total	2,867	$1,147,860	63.2%	745	3.1	28.0	5.2%

(1)The original FICO score is not available for 262 loans with a principal balance of approximately $88.1 million at June 30, 2020. The Company has excluded these loans from the weighted average computations.
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

The following table presents the various states across the United States in which the collateral securing the Company’s Residential Whole Loans at June 30, 2020 and December 31, 2019, based on principal balance, is located (dollars in thousands):

June 30, 2020			December 31, 2019
State	State Concentration	Principal Balance	State	State Concentration	Principal Balance
California	64.9%	$744,993	California	66.1%	$875,738
New York	18.0%	206,592	New York	16.2%	214,141
Georgia	3.5%	39,906	Georgia	3.4%	45,189
Florida	2.7%	31,096	Florida	2.8%	36,641
New Jersey	2.4%	27,349	New Jersey	2.3%	30,450
Other	8.5%	97,924	Other	9.2%	123,284
Total	100.0%	$1,147,860	Total	100.0%	$1,325,443

Residential Bridge Loans

The Residential Bridge Loans are comprised of short-term non-owner occupied fixed rate loans secured by single or multi-unit residential properties, with LTVs generally not to exceed 85%. The following tables present certain information about the Company’s Residential Bridge Loan investment portfolio at June 30, 2020 and December 31, 2019 (dollars in thousands):

June 30, 2020
c			Weighted Average
Current Coupon Rate	Number of Loans	Principal Balance	Original LTV	Contractual Maturity (months)(1)	Coupon Rate
7.01 – 9.00%	23	$16,604	68.3%	2.0	8.5%
9.01 – 11.00%	21	8,308	74.4%	1.9	10.1%
11.01 – 13.00%	6	2,167	64.3%	0.0	11.7%
17.01 – 19.00%	2	949	75.0%	0.0	18.0%
Total	52	$28,028	70.0%	2.0	9.5%

December 31, 2019
			Weighted Average
Current Coupon Rate	Number of Loans	Principal Balance	Original LTV	Contractual Maturity (months)(1)	Coupon Rate
7.01 – 9.00%	36	$22,409	70.2%	5.8	8.4%
9.01 – 11.00%	28	9,972	74.0%	5.6	10.1%
11.01 – 13.00%	9	2,741	63.1%	2.0	11.7%
13.01 – 15.00%	1	1,125	75.0%	0.0	13.5%
17.01 – 19.00%	2	949	75.0%	0.0	18.0%
Total	76	37,196	71.0%	5.6	9.5%

(1) Non-performing loans that are past their maturity date are excluded from the calculation of the weighted average contractual maturity. The weighted average contractual maturity for these loans is zero.

The following table presents the U.S. states in which the collateral securing the Company’s Residential Bridge Loans at June 30, 2020 and December 31, 2019, based on principal balance, is located (dollars in thousands):

June 30, 2020			December 31, 2019
State	Concentration	Principal Balance	State	Concentration	Principal Balance
California	48.2%	$13,508	California	50.4%	$18,763
New York	15.4%	4,323	Washington	13.1%	4,863
Washington	13.4%	3,748	New York	12.1%	4,518
Florida	9.4%	2,626	Florida	8.9%	3,296
New Jersey	3.6%	1,004	New Jersey	3.8%	1,424
Other	10.0%	2,819	Other	11.7%	4,332
Total	100.0%	$28,028	Total	100.0%	$37,196

Non-performing Loans

The following table presents the aging of the Residential Whole Loans and Bridge Loans as of June 30, 2020 (dollars in thousands):

	Residential Whole Loans			Bridge Loans
	# of Loans	Principal	Fair Value	No of Loans	Principal	Fair Value (1)
Current	2,571	$992,016	$975,530	15	$8,617	$8,582
1-30 days	58	25,240	24,585	4	1,193	1,153
31-60 days	157	83,172	79,411	2	1,334	1,307
61-90 days	63	34,035	31,885	2	3,614	3,391
90+ days	18	13,397	12,640	29	13,270	12,072
Total	2,867	$1,147,860	$1,124,051	52	$28,028	$26,505

(1) Includes $2.3 million loans carried at amortized cost.

COVID-19 has materially disrupted business operations, resulting in significantly higher levels of unemployment or underemployment. As a result, some of its Residential Whole Loan borrowers have experienced financial hardship, making it difficult to meet their payment obligations to the Company, leading to requests for forbearance and higher levels of delinquency and potentially defaults. The Company maintains a strong relationship with its servicers and has utilized these relationships to manage the impacts of COVID-19 pandemic on the Company's Non-QM loans. As of June 30, 2020, the Company had 390 Non-QM loans in forbearance. Under the forbearance agreement, the borrower can generally elect to defer the principal and interest payments for 3 to 5 months. At the end of the forbearance period, the borrower can either repay the deferred principal and interest in full, capitalize the deferred principal and interest to the loan balance and calculate a new amortization payment or request an extension. These loans are carried at fair value and had an unpaid principal balance of approximately $180.6 million and a fair value of $173.5 million. These loans represent approximately 15.7% of the total outstanding principal balance and have a weighted average original LTV of 62.6%.

Residential Whole Loans

        As of June 30, 2020, there were 18 Residential Whole Loans carried at fair value in non-accrual status with an unpaid principal balance of approximately $13.4 million and a fair value of $12.6 million. These nonperforming loans represent approximately 1.2% of the total outstanding principal balance. These loans are collateral dependent with a weighted average original LTV of 62.0%.

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

These loans are carried at fair value, and accordingly no allowance for credit losses or credit loss expense was recorded, since the adjustment for credit losses, if any, would be reflected in the fair value of these loans as a component of "Unrealized gain (loss), net in the Consolidated Statements of Operations. The Company stops accruing interest income for these loans when they became contractually 90 days delinquent.

Residential Bridge Loans

        As of June 30, 2020, there were 3 Residential Bridge Loans carried at amortized cost in non-accrual status with an unpaid principal balance of approximately $1.1 million and 26 Residential Bridge Loans carried at fair value in non-accrual status with an unpaid principal balance of approximately $12.2 million and a fair value of $11.0 million. These nonperforming loans represent approximately 47.3% of the total outstanding Bridge Loans principal balance of $28.0 million. These loans are collateral dependent with a weighted average original LTV of 72.0%.

As of December 31, 2019, there were 27 Residential Bridge Loans carried at fair value in non-accrual status with an unpaid principal balance of $12.1 million and a fair value of $11.4 million. These nonperforming loans represented approximately 32.6% of the total outstanding Bridge Loans principal balance of $37.2 million. These loans are collateral dependent with a weighted average original LTV of 72.1%.

The Company concluded that an allowance for credit losses was not necessary for loans carried at amortized costs as of and for the three and six months ended June 30, 2020 and June 30, 2019 since the fair value of the collateral balance less the cost to sell was in excess of the outstanding principal and interest balances. For loans carried at fair value, no allowance for credit losses or credit loss expense was recorded since the adjustment for credit losses, if any, would be reflected in the fair value of these loans as a component of "Unrealized gain (loss), net in the Consolidated Statements of Operations. The Company stops accruing interest income for these loan when they became contractually 90 days delinquent.

        As of June 30, 2020, the Company had real estate owned ("REO") properties with an aggregate carrying value of $2.2 million related to foreclosed Bridge Loans. The REO properties are held for sale and accordingly carried at the lower of cost or fair value less cost to sell. The REO properties are classified in "Other assets" in the Consolidated Balance Sheets.

Note 6 — Commercial Loans

Securitized Commercial Loans

        Securitized commercial loans is comprised of commercial loans from consolidated third party sponsored CMBS VIE's. At June 30, 2020, the Company had variable interests in one CMBS VIE, RETL 2019-RVP, that it determined it was the primary beneficiary and was required to consolidate. The commercial loans that serve as collateral for the securitized debt issued by this VIE can only be used to settle the securitized debt. Refer to Note 7 - "Financings" for details on the associated securitized debt. The Company assesses modifications to VIEs on an ongoing basis to determine if a significant reconsideration event has occurred that would change the Company’s initial consolidation assessment.

CSMC Trust 2015 - Longhouse MZ

In November 2015, the Company acquired a $14.0 million interest in the trust certificate issued by CSMC Trust 2015 - Longhouse MZ (“CSMC Trust”). The Company determined that CSMC Trust was a VIE and that the Company was the primary beneficiary because it was involved in certain aspects of the design of the trust, has certain oversight rights on defaulted assets and has other significant decision making powers. As the primary beneficiary, the Company was required to consolidate CSMC Trust and accordingly its investment in CSMC Trust was eliminated in consolidation. The CSMC Trust holds a mezzanine loan collateralized by interests in commercial real estate. The mezzanine loan serves as collateral for the trust certificates. In June 2020, the variable interest the Company acquired was paid off and, accordingly the CSMC Trust is no longer consolidated.

RETL 2019-RVP

RETL 2018 was refinanced with a new securitization RETL 2019-RVP ("RETL 2019 Trust") in March 2019. The Company acquired a $65.3 million interest in the trust certificates issued by the RETL 2019 Trust, including $45.3 million which represents the 5% eligible risk retention certificate. The Company determined that RETL 2019 Trust was a VIE and that the Company was also the primary beneficiary because the Manager was involved in certain aspects of the design of the trust and the Company together with other related party entities own more than 50% of the controlling class. As the primary beneficiary, the Company consolidated RETL 2019 Trust and its investment in the trust certificates (HRR class and a portion of the C class) of RETL 2019 Trust were eliminated in the consolidation. The RETL 2019 Trust holds a commercial loan collateralized by first mortgages, deeds of trusts and interests in commercial real estate. The outstanding principal balance on this commercial loan is $519.7 million as of June 30, 2020. The loan's stated maturity date is March 15, 2021 (subject to the borrower's option to extend the initial stated maturity date for two successive one-year terms) and bears an interest rate of one month LIBOR plus 2.30%.

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

        The following table presents the commercial loans held by CRE LLC and CRE Mezz as of June 30, 2020 (dollars in thousands):

Loan	Acquisition Date	Loan Type	Principal Balance	Fair Value	Original LTV	Interest Rate	Maturity Date	Extension Option	Collateral
CRE 1	June 2018	Interest-Only First Mortgage	30,000	28,885	65%	1-Month LIBOR plus 4.5%	6/9/2021	None	Hotel
CRE 2	June 2019	Principal & Interest First Mortgage	50,000	49,283	75%	1-Month LIBOR plus 4.75%	1/11/2022	Two One-Year Extensions	Nursing Facilities
CRE 3	August 2019	Interest-Only Mezzanine loan	90,000	86,702	58%	1-Month LIBOR plus 9.25%	6/29/2021	Two-Year First Extension and One-Year Second Extension	Entertainment and Retail
CRE 4	September 2019	Interest-Only First Mortgage	40,000	38,705	63%	1-Month LIBOR plus 3.02%	8/6/2021	Two One-Year Extensions	Retail
CRE 5	December 2019	Interest-Only First Mortgage	24,535	23,508	62%	1-Month LIBOR plus 3.75%	11/6/2021	Three One-Year Extensions	Hotel
CRE 6	December 2019	Interest-Only First Mortgage	13,207	12,653	62%	1-Month LIBOR plus 3.75%	11/6/2021	Three One-Year Extensions	Hotel
CRE 7	December 2019	Interest-Only First Mortgage	7,259	6,955	62%	1-Month LIBOR plus 3.75%	11/6/2021	Three One-Year Extensions	Hotel
CRE 8	December 2019	Interest-Only First Mortgage	4,425	4,448	79%	1-Month LIBOR plus 4.85%	12/6/2022	None	Assisted Living
			$259,426	$251,139

Commercial Loan Trust

        In March 2018, the Company formed the Revolving Small Balance Commercial Trust 2018-1 ("RSBC Trust") to acquire commercial real estate mortgage loans. The Company determined that the wholly-owned RSBC Trust was a VIE and that the Company was the primary beneficiary because it was involved in the design of the trust and holds significant decision making powers. In addition, the Company has the obligation to absorb losses to the extent of its ownership interest and the right to receive benefits from the trust that could potentially be significant to the trust. As of June 30, 2020, the Company financed the trust certificate with $36.6 million of repurchase agreements, which is a liability held outside the trust.

        The following table presents the commercial real estate loans held by RSBC Trust as of June 30, 2020 (dollars in thousands):

Loan	Acquisition Date	Loan Type	Principal Balance	Fair Value	LTV	Interest Rate	Maturity Date	Extension Option	Collateral
SBC 1	July 2018	Interest-Only First Mortgage	$45,188	$44,690	74%	One-Month LIBOR plus 4.25% (1)	7/1/2020	Two One-Year Extensions	Nursing Facilities
SBC 2	January 2019	Interest-Only First Mortgage	13,600	13,429	84%	One-Month LIBOR plus 4.0% (2)	12/1/2021	One-Year Extension	Apartment Complex
SBC 3	January 2019	Interest-Only First Mortgage	14,362	14,216	49%	One-Month LIBOR plus 4.1%	7/1/2021	None	Nursing Facilities
			$73,150	$72,335

(1) Subject to LIBOR floor of 1.25%.
(2) Subject to LIBOR floor of 2%.

Consolidated Securitized Commercial Loan Trusts and Commercial Loan Trust

The Company assesses modifications to VIEs on an ongoing basis to determine if a significant reconsideration event has occurred that would change the Company’s initial consolidation assessment.  The two consolidated trusts, RETL 2019 Trust and RSBC Trust, collectively hold four commercial loans as of June 30, 2020.

The following table presents a summary of the assets and liabilities of the two consolidated trusts included in the Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019 (dollars in thousands):

	June 30, 2020	December 31, 2019
Cash	$—	$5,778
Restricted cash	26,430	52,948
Securitized commercial loans, at fair value	465,694	909,040
Commercial Loans, at fair value	72,335	90,788
Interest receivable	1,055	2,989
Total assets	$565,514	$1,061,543
Securitized debt, at fair value	$424,217	$681,643
Interest payable	590	1,519
Accounts payable and accrued expenses	4	12
Other liabilities	26,430	52,948
Total liabilities	$451,241	$736,122

The Company’s risk with respect to its investment in each commercial loan trust is limited to its direct ownership in the trust. The commercial loans held by the consolidated trusts are held solely to satisfy the liabilities of the trust, and creditors of the trust have no recourse to the general credit of the Company. The assets of a consolidated trust can only be used to satisfy the obligations of that trust. The Company is not contractually required and has not provided any additional financial support to the trusts for the three and six months ended June 30, 2020 and June 30, 2019.

The following table presents the components of the carrying value of the commercial real estate loans as of June 30, 2020 and December 31, 2019 (dollars in thousands):

	CSMC Trust Securitized Commercial Loan, at Fair Value		RETL Trust Securitized Commercial Loan, at Fair Value		RSBC Trust Commercial Loans, at Fair Value		Commercial Loans, at Fair Value
	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Principal balance	$—	$24,048	$519,735	$674,331	$73,150	$90,788	$259,426	$279,425
Unamortized premium	—	—	774	1,836	—	—	—	—
Unamortized discount	—	—	—	—	(69)	(215)	(129)	(294)
Amortized cost	—	24,048	520,509	676,167	73,081	90,573	259,297	279,131
Gross unrealized gains	—	9	—	269	—	215	22	294
Gross unrealized losses	—	—	(54,815)	—	(746)	—	(8,180)	—
Fair value	$—	$24,057	$465,694	$676,436	$72,335	$90,788	$251,139	$279,425

Non-Performing Commercial Loans

The following table presents the aging of the Commercial Loans as of June 30, 2020 (dollars in thousands):

	Commercial Loans
	No of Loans	Principal	Fair Value
Current	10	$302,576	$294,589
1-30 days	—	—	—
31-60 days	—	—	—
61-90 days	—	—	—
90+ days	1	30,000	28,885
Total	11	$332,576	$323,474

The impact of COVID-19 pandemic has adversely impacted a broad range of industries in which the commercial loan borrowers operate and could impair their ability to fulfill their financial obligations to the Company, most significantly hospitality and retail asset. The Company believes its CRE loan sponsors are well capitalized and generally committed to supporting the assets collateralizing its loans. The low average LTV of the Company's commercial loan portfolio of 65.5% as of June 30, 2020 reflects significant equity value that the sponsors are motivated to protect through the COVID-19 disruption. As of June 30, 2020, As of June 30, 2020, we had one delinquent borrower with a total loan principal balance of $30.0 million. The Company is currently exploring various workout strategies

Note 7— Financings

Repurchase Agreements

The Company has primarily financed its investment acquisitions with repurchase agreements. The repurchase agreements bear interest at a contractually agreed-upon rate and historically had terms ranging from one month to twelve months.  The Company’s repurchase agreement borrowings are accounted for as secured borrowings when the Company maintains effective control of the financed assets.  Under these repurchase agreements, the respective counterparties retain the right to determine the fair value of the underlying collateral. A reduction in the value of pledged assets requires the Company to post additional securities as collateral, pay down borrowings or establish cash margin accounts with the counterparties in order to re-establish the agreed-upon collateral requirements, and is referred to as a margin call.  The inability of the Company to post adequate collateral for a margin call by a counterparty, in a timeframe as short as the close of the same business day, could result in a condition of default under the Company’s repurchase agreements, thereby enabling the counterparty to liquidate the collateral pledged by the Company, which may have a material adverse effect on the Company’s financial position, results of operations and cash flows.

The market disruptions surrounding COVID-19 resulted in the decline of the Company's asset values making it challenging to obtain repurchase agreement financing with favorable terms or at all. The Company's repurchase agreement counterparties have increased borrowing rates and increased haircuts. In the second quarter in order to manage the severe market conditions and the resulting large margin demands from lenders and pressure on the Company’s liquidity, the Company entered into two longer term financing arrangements as it sort to reduce its exposure to short-term financings with daily mark to market exposure. Below is a summary of each of the these financing arrangements;

Residential Whole Loan Facility

On April 21, 2020, the Company entered into amendments with respect to certain of its loan warehouse facilities. These amendments mainly served to convert an existing residential whole loan facility into a term facility by removing any mark to market margin requirements, and to consolidate the Company’s Non-Qualified Mortgage loans, which were previously financed by three separate, unaffiliated counterparties, into a single facility.

The target advance rate under the amended and restated facility is approximately 84% of the aggregate unpaid principal balance of the loans. The facility matures on October 20, 2021. All principal payments and income generated by the loans during the term of the facility will be used to pay principal and interest on the facility. Upon the securitization or sale by the Company of any whole loan subject to this amended and restated facility, the counterparty is entitled to receive a recapture premium fee of 30% of all realized value on any whole loans above such counterparty’s amortized basis as well as an exit fee of 0.50% of the loan amount in circumstances where the counterparty is not involved in the disposition of the loans. The financing cost of this facility was reflective of the challenging market conditions, at such time, when we entered into the agreement.

Initially, the Company’s aggregate borrowings under this facility with respect to its Residential Whole Loans was approximately $385.0 million and the market value of such loans was approximately $430.0 million. On June 29, 2020, the Company securitized approximately $355.8 million of the Residential Whole Loans and paid down the facility by approximately $339.4 million (see "Securitized Debt" below for additional details). As noted above part of the financing arrangements the Company agreed to pay the lender a fee of 30% of all realized value on the Residential Whole Loans above the counterparty's amortized basis upon securitization or sale. As a result of refinancing the Residential Whole Loans through a securitization, the Company accrued a premium recapture fee of approximately $20.5 million, which is payable at the maturity of the facility, and is recorded in "Financing fees" in the Consolidated Statements of Operations. Approximately $74.4 million in non QM loans remain in the facility which are also subject to the recapture premium at sale or securitization and the amount of such liability is contingent on the realizable value at time of sale or securitization.

Non-Agency CMBS and Non-Agency RMBS Facility

On May 4, 2020, the Company supplemented one of its existing securities repurchase facilities to consolidate most of its CMBS and RMBS assets, which were financed by multiple counterparties, into a single term facility with limited mark to market margin requirements. Pursuant to the agreement, a margin deficit will not occur until such time as the loan to value ratio surpasses a certain threshold (the “LTV Trigger”), on a weighted average basis per asset type, calculated on a portfolio level. If this threshold is reached, the Company may elect to provide cash margin or sell certain assets to the extent necessary to lower the ratio. The term of this facility is 12 months, subject to 12 month extensions at the counterparty’s option. All interest income generated by the assets during the term of the facility will be paid to the Company no less often than monthly. Interest on the facility is due from the Company at a rate of three-month LIBOR plus 5.00% payable quarterly in arrears. Half of all principal repayments on the underlying assets will be applied to repay the obligations owed to the counterparty, with the remainder paid to the Company, unless the LTV Trigger has occurred, in which case all principal payments will be applied to repay the obligations.

Certain of the repurchase agreements provide the counterparty with the right to terminate the agreement if the Company does not maintain certain equity and leverage metrics, the most restrictive of which include a limit on leverage based on the composition of the Company’s portfolio. For all the repurchase agreements with outstanding borrowings, the Company was in compliance with the terms of such financial tests as of June 30, 2020.

As of June 30, 2020, the Company had borrowings under six of its master repurchase agreements. The following table summarizes certain characteristics of the Company’s repurchase agreements at June 30, 2020 and December 31, 2019 (dollars in thousands):

	June 30, 2020			December 31, 2019
Securities Pledged	Repurchase Agreement Borrowings	Weighted Average Interest Rate on Borrowings Outstanding at end of period	Weighted Average Remaining Maturity (days)	Repurchase Agreement Borrowings	Weighted Average Interest Rate on Borrowings Outstanding at end of period	Weighted Average Remaining Maturity (days)
Short Term Borrowings:
Agency CMBS	$—	—%	0	$1,352,248	2.05%	26
Agency RMBS	1,491	1.41%	60	348,274	1.99%	52
Non-Agency CMBS	9,118	3.69%	10	190,390	3.05%	35
Non-Agency RMBS	—	—%	0	30,481	3.56%	9
Residential Whole Loans (1)	16,075	5.18%	11	266,294	3.14%	202
Residential Bridge Loans (1)	21,159	3.04%	36	29,869	3.93%	28
Commercial Loans (1)	36,575	3.42%	78	62,746	4.04%	28
Securitized commercial loans (1)	—	—%	0	116,087	3.93%	49
Other securities	2,496	5.49%	7	56,762	3.23%	34
Subtotal	86,914	3.71%	46	2,453,151	2.44%	51
Long Term Borrowings:
Non-Agency CMBS	78,033	5.50%	280	N/A	N/A	N/A
Non-Agency RMBS	15,515	5.50%	219	N/A	N/A	N/A
Residential Whole Loans (1) (2)	23,627	5.50%	478	209,878	3.55%	1358
Commercial Loans (2)	150,581	2.32%	456	161,848	3.88%	590
Other securities	14,491	5.50%	310	—	—%	0
Subtotal	282,247	3.80%	389	371,726	3.70%	1024
Repurchase agreements borrowings	$369,161	3.78%	308	$2,824,877	2.61%	179
Less unamortized debt issuance costs	65	N/A	N/A	76	N/A	N/A
Repurchase agreements borrowings, net	$369,096	3.79%	308	$2,824,801	2.61%	179

(1)Repurchase agreement borrowings on loans owned are through trust certificates.  The trust certificates are eliminated upon consolidation.
(2)Certain Residential Whole Loans and Commercial Loans were financed under two longer term repurchase agreements. The Residential Whole facility is 18 months and the Commercial Loan facility automatically rolls until such time as they are terminated or until certain conditions of default. The weighted average remaining maturity days was calculated using expected weighted life of the underlying collateral.

   At June 30, 2020 and December 31, 2019, repurchase agreements collateralized by investments had the following remaining maturities:

(dollars in thousands)	June 30, 2020	December 31, 2019
1 to 29 days	$31,716	$1,480,286
30 to 59 days	31,080	552,786
60 to 89 days	37,532	255,814
Greater than or equal to 90 days	268,833	535,991
Total	$369,161	$2,824,877

At June 30, 2020, the following table reflects amounts of collateral at risk under its repurchase agreements greater than 10% of the Company's equity with any counterparty (dollars in thousands):

	June 30, 2020
Counterparty	Amount of Collateral at Risk, at fair value	Weighted Average Remaining Maturity (days)	Percentage of Stockholders’ Equity
Credit Suisse AG, Cayman Islands Branch	$152,774	425	81.0%
Citigroup Global Markets Inc.	113,770	275	60.3%
Nomura Securities International, Inc.	41,108	62	21.8%

Collateral for Borrowings under Repurchase Agreements

The following table summarizes the Company’s collateral positions, with respect to its borrowings under repurchase agreements at June 30, 2020 and December 31, 2019 (dollars in thousands):

	June 30, 2020			December 31, 2019
	Assets Pledged	Accrued Interest	Assets Pledged and Accrued Interest	Assets Pledged	Accrued Interest	Assets Pledged and Accrued Interest
Assets pledged for borrowings under repurchase agreements:
Agency CMBS, at fair value	$—	$—	$—	$1,400,230	$3,916	$1,404,146
Agency RMBS, at fair value	1,975	58	2,033	356,687	1,336	358,023
Non-Agency CMBS, at fair value	170,355	747	171,102	246,797	951	247,748
Non-Agency RMBS, at fair value	26,971	308	27,279	45,816	414	46,230
Residential Whole Loans, at fair value(1)	88,603	2,321	90,924	529,495	3,704	533,199
Residential Bridge Loans(1)	25,371	437	25,808	34,897	471	35,368
Commercial Loans, at fair value(1)	323,474	1,853	325,327	350,213	1,855	352,068
Securitized commercial loans, at fair value (1)	—	—	—	171,640	674	172,314
Other securities, at fair value	40,466	56	40,522	80,031	128	80,159
Cash (2)	4,927	—	4,927	43,499	—	43,499
Total	$682,142	$5,780	$687,922	$3,259,305	$13,449	$3,272,754

(1)Loans owned through trust certificates are pledged as collateral. The trust certificates are eliminated upon consolidation.
(2)Cash posted as collateral is included in "Due from counterparties" in the Company’s Consolidated Balance Sheets.

A reduction in the value of pledged assets typically results in the repurchase agreement counterparties initiating a margin call. At June 30, 2020 and December 31, 2019, investments held by counterparties as security for repurchase agreements totaled approximately $677.2 million and $3.2 billion, respectively. Cash collateral held by counterparties at June 30, 2020 and December 31, 2019 was approximately $4.9 million and $43.5 million, respectively.  Cash posted by repurchase agreement counterparties at June 30, 2020 and December 31, 2019, was approximately $16 thousand and $709 thousand, respectively.

Convertible Senior Unsecured Notes

        At June 30, 2020, the Company had $205.0 million aggregate principal amount of 6.75% convertible senior unsecured notes outstanding through three issuances. Interest on the notes is paid semiannually. The notes are convertible into, at the Company's election, cash, shares of the Company's common stock or a combination of both, subject to the satisfaction of certain conditions and during specified periods. The conversion rate is subject to adjustment upon the occurrence of certain specified events and the holders may require the Company to repurchase all or any portion of their notes for cash equal to 100% of the principal amount of the notes, plus accrued and unpaid interest, if the Company undergoes a fundamental change as specified in the agreement. The initial conversion rate was 83.1947 shares of common stock per $1,000 principal amount of notes and represented a conversion price of $12.02 per share of common stock. The notes mature on October 1, 2022, unless earlier converted, redeemed or repurchased by the holders pursuant to their terms, and are not redeemable by us except during the final three months prior to maturity. See also Note 16 - "Subsequent Events" for information related to the Company's July 1, 2020 convertible notes exchange.

Securitized Debt

RETL 2019 Trust

The following table summarizes RETL 2019 Trust's commercial mortgage pass-through certificates at June 30, 2020 (dollars in thousands):

Classes	Principal Balance	Coupon	Fair Value	Contractual Maturity
Class A	$64,835	1.3%	$61,678	3/15/2021
Class B	101,200	1.7%	91,382	3/15/2021
Class C	308,400	2.3%	271,126	3/15/2021
Class HRR	45,300	8.7%	41,477	3/15/2021
Class X-EXT(1)	N/A	1.2	31	3/15/2021
	$519,735		$465,694

(1) Class X-EXT is an interest-only class with an initial notional balance of $308.4 million.

At June 30, 2020, the Company owned the entire class of HRR certificates principal, which is eliminated in consolidation and the remaining RETL debt with a fair value of $424.2 million is recorded in "Securitized debt, net" in the Consolidated Balance Sheets. Of the remaining outstanding principal balance of $474.4 million, excluding the interest-only debt securities, $49.6 million is owned by related parties and $424.8 million is owned by third parties. The securitized debt of the RETL 2019 Trust can only be settled with the commercial loan with an outstanding principal balance of approximately $519.7 million at June 30, 2020, that serves as collateral for the securitized debt and is non-recourse to the Company. The Company has chosen to make the fair value election pursuant to ASC 825 for the debt and accordingly the periodic change in fair value are recorded in current period earnings in the Consolidated Statements of Operations as a component of "Unrealized gain (loss), net."

Arroyo Trust 2019

In May 2019, the Company completed a residential mortgage-backed securitization comprised of $945.5 million of Non-QM Residential Whole Loans, issuing $919.0 million of mortgage-backed notes. The Company did not elect the fair value option for these notes and accordingly they are recorded at their principal balance less unamortized deferred financing cost and classified in "Securitized debt, net" in the Consolidated Balance Sheets. The following table summarizes the issued Arroyo Trust's residential mortgage pass-through certificates at June 30, 2020 (dollars in thousands):

Classes	Principal Balance	Coupon	Carrying Value	Contractual Maturity
Offered Notes:
Class A-1	$592,742	3.3%	$592,740	4/25/2049
Class A-2	31,760	3.5%	31,759	4/25/2049
Class A-3	50,317	3.8%	50,315	4/25/2049
Class M-1	25,055	4.8%	25,055	4/25/2049
Subtotal	$699,874		$699,869
Less: Unamortized Deferred Financing Costs	N/A		4,851
Total	$699,874		$695,018

The Company retained the non-offered securities in the securitization, which include the class B, Class A-IO-S and Class XS certificates. These non-offered securities are eliminated in the consolidation. The securitized debt of the Arroyo Trust can only be settled with the residential loans that serve as collateral for the securitized debt and is non-recourse to the Company. At June 30, 2020, Residential Whole Loans, with an outstanding principal balance of approximately $717.7 million, serve as collateral for the Arroyo Trust's securitized debt. The Company may redeem the offered notes on or after the earlier of (i) the three-year anniversary of the closing date or ii) the date on which the aggregate collateral balance is 20% of the original principal balance. The notes are redeemable at their face value plus accrued interest.

Arroyo Trust 2020

In June 2020, the Company completed a residential mortgage-backed securitization comprised of $355.8 million of Non-QM Residential Whole Loans, issuing $341.7 million of mortgage-backed notes. The Company did not elect the fair value option for these notes and accordingly they are recorded at their principal balance less unamortized deferred financing cost and classified in "Securitized debt, net" in the Consolidated Balance Sheets. The following table summarizes the issued Arroyo Trust 2020's residential mortgage pass-through certificates at June 30, 2020 (dollars in thousands):

Classes	Principal Balance	Coupon	Carrying Value	Contractual Maturity
Offered Notes:
Class A-1A	$266,790	1.7%	$266,843	3/25/2055
Class A-1B	31,658	2.1%	31,658	3/25/2055
Class A-2	13,518	2.9%	13,521	3/25/2055
Class A-3	17,963	3.3%	17,967	3/25/2055
Class M-1	11,739	4.3%	11,739	3/25/2055
Subtotal	$341,668		$341,728
Less: Unamortized Deferred Financing Costs	N/A		2,727
Total	$341,668		$339,001

The Company retained the non-offered securities in the securitization, which include the Class B, Class A-IO-S and Class XS certificates. These non-offered securities were eliminated in the consolidation. The securitized debt of the Arroyo Trust 2020 can only be settled with the residential loans that serve as collateral for the securitized debt and is non-recourse to the Company. At June 30, 2020, Residential Whole Loans, with an outstanding principal balance of approximately $353.2 million serve as collateral for the Arroyo Trust 2020's securitized debt. The Company may redeem the offered notes on or after the earlier of (i) the three-year anniversary of the closing date or ii) the date on which the aggregate collateral balance is equal to or less than 30% of the original principal balance. The notes are redeemable at their face value plus accrued interest.

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

The following table summarizes the Company’s derivative instruments at June 30, 2020 and December 31, 2019 (dollars in thousands):

			June 30, 2020		December 31, 2019
Derivative Instrument	Accounting Designation	Consolidated Balance Sheets Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate swaps, asset	Non-Hedge	Derivative assets, at fair value	$—	$—	$2,701,000	$3,017
Credit default swaps, asset	Non-Hedge	Derivative assets, at fair value	3,520	714	60,100	948
TBA securities, asset	Non-Hedge	Derivative assets, at fair value	—	—	1,000,000	1,146
Total derivative instruments, assets				714		5,111

Interest rate swaps, liability	Non-Hedge	Derivative liability, at fair value	—	—	1,255,000	(501)
Credit default swaps, liability	Non-Hedge	Derivative liability, at fair value	4,140	(943)	90,900	(3,795)
TBA securities, liability	Non-Hedge	Derivative liability, at fair value	—	—	1,000,000	(2,074)
Total derivative instruments, liabilities				(943)		(6,370)
Total derivative instruments, net				$(229)		$(1,259)

The following tables summarize the effects of the Company’s derivative positions, including Interest-Only Strips characterized as derivatives and TBAs, which are reported in "Gain (loss) on derivative instruments, net" in the Consolidated Statements of Operations for the three and six months ended June 30, 2020 and June 30, 2019 (dollars in thousands):

	Realized Gain (Loss), net
Description	Other Settlements / Expirations	Variation Margin Settlement	Return (Recovery) of Basis	Mark-to-Market	Contractual interest income (expense), net(1)	Total
Three months ended June 30, 2020
Interest rate swaptions	$80	$—	$—	$(181)	$—	$(101)
Interest-Only Strips— accounted for as derivatives	(940)	—	(271)	256	340	(615)
Credit default swaps	(8,401)	—	—	974	—	(7,427)
TBAs	(3,924)	—	—	3,924	—	—
Total	$(13,185)	$—	$(271)	$4,973	$340	$(8,143)

Three months ended June 30, 2019
Interest rate swaps	$(588)	$(58,600)	$1,676	$(10,832)	$2,174	$(66,170)
Interest rate swaptions	—	—	—	(176)	—	(176)
Interest-Only Strips— accounted for as derivatives	—	—	(655)	19	819	183
Options	—	—	—	470	—	470
Futures contracts	(5,837)	—	—	—	—	(5,837)
Total	$(6,425)	$(58,600)	$1,021	$(10,519)	$2,993	$(71,530)

	Realized Gain (Loss), net
Description	Other Settlements / Expirations	Variation Margin Settlement	Return (Recovery) of Basis	Mark-to-Market	Contractual interest income (expense), net(1)	Total
Six months ended June 30, 2020
Interest rate swaps	$(262)	$(179,759)	$262	$(2,515)	$(1,395)	$(183,669)
Interest rate swaptions	80	—	—	—	—	80
Interest-Only Strips— accounted for as derivatives	(940)	—	(816)	(583)	976	(1,363)
Credit default swaps	(9,716)	—	—	(1,664)	—	(11,380)
TBAs	(2,430)	—	—	928	—	(1,502)
Total	$(13,268)	$(179,759)	$(554)	$(3,834)	$(419)	$(197,834)

Six months ended June 30, 2019
Interest rate swaps	$(591)	$(96,438)	$3,204	$(3,742)	$4,929	$(92,638)
Interest rate swaptions	—	—	—	(176)	—	(176)
Interest-Only Strips— accounted for as derivatives	—	—	(1,250)	(40)	1,603	313
Options	—	—	—	470	—	470
Futures contracts	(10,340)	—	—	4,657	—	(5,683)
Credit default swap	(589)	—	—	(375)	—	(964)
Total	$(11,520)	$(96,438)	$1,954	$794	$6,532	$(98,678)

At June 30, 2020 and December 31, 2019, the Company had cash pledged as collateral for derivatives of approximately $250 thousand and $55.4 million, respectively, which is reported in "Due from counterparties" in the Consolidated Balance Sheets.

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

Interest Rate Swaps

The Company did not have any interest rate swaps in its holdings at June 30, 2020. The following tables provide additional information on our fixed pay interest rate swaps and the variable pay interest rate swap as of December 31, 2019 (dollars in thousands):

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

Interest Rate Swaptions

The Company did not have any swaptions in its derivative holdings as of June 30, 2020 and December 31, 2019.

Futures Contracts

From time to time, the Company may enter into Eurodollar, Volatility Index, and U.S. Treasury futures. As of June 30, 2020 and December 31, 2019, the Company had no open futures contracts.

To-Be-Announced Securities

        The Company purchased or sold TBAs during the six months ended June 30, 2020 and the year ended December 31, 2019.The following is a summary of the Company's TBA positions as of June 30, 2020 and December 31, 2019, reported in "Derivative assets, at fair value" and "Derivative liability, at fair value" in the Consolidated Balance Sheets (dollars in thousands):

	June 30, 2020		December 31, 2019
	Notional Amount	Fair Value	Notional Amount	Fair Value
Purchase contracts, asset	$—	$—	$1,000,000	$1,146
Sale contracts, liability	—	—	(1,000,000)	(2,074)
TBA securities, net	$—	$—	$—	$(928)

        The following table presents additional information about the Company's contracts to purchase and sell TBAs for the six months ended June 30, 2020 (dollars in thousands):

	Notional Amount		Settlement, Termination,	Notional Amount
	December 31, 2019	Additions	Expiration or Exercise	June 30, 2020
Purchase of TBAs	$1,000,000	$5,257,000	$(6,257,000)	$—
Sale of TBAs	$1,000,000	$5,257,000	$(6,257,000)	$—

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

Note 9 — Offsetting Assets and Liabilities

The following tables present information about certain assets and liabilities that are subject to master netting agreements (or similar agreements) and can potentially be offset in the Company’s Consolidated Balance Sheets at June 30, 2020 and December 31, 2019 (dollars in thousands):

	June 30, 2020
	Gross Amounts	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
Description				Financial Instruments(1)	Cash Collateral (1)
Derivative Assets and Receivable under Reverse Repurchase Agreements
Agency and Non-Agency Interest-Only Strips, accounted for as derivatives included in MBS	$1,795	$—	$1,795	$(1,795)	$—	$—
Derivative asset, at fair value	714	—	714	(714)	—	—
Total assets	$2,509	$—	$2,509	$(2,509)	$—	$—

Derivative Liabilities and Repurchase Agreements
Derivative liability, at fair value(2)	$943	$—	$943	$(714)	$(229)	$—
Repurchase Agreements(3)	369,096	—	369,096	(369,096)	—	—
Total liabilities	$370,039	$—	$370,039	$(369,810)	$(229)	$—

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
(2)Cash collateral pledged against the Company’s derivative counterparties was approximately $250 thousand as of June 30, 2020.
(3)The carrying value of investments pledged against the Company’s repurchase agreements was approximately $677.2 million as of June 30, 2020.

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

The Management Agreement may be amended, supplemented or modified by agreement between the Company and the Manager. The Management Agreement expires on May 16, 2021.  It is automatically renewed for one-year terms on each May 15th unless previously terminated as described below. The Company’s independent directors review the Manager’s performance and any fees payable to the Manager annually and, the Management Agreement may be terminated annually upon the affirmative vote of at least two-thirds (2/3) of the Company’s independent directors, based upon: (i) the Manager’s unsatisfactory performance that is materially detrimental to the Company; or (ii) the Company’s determination that any fees payable to the Manager are not fair, subject to the Manager’s right to prevent such termination due to unfair fees by accepting a reduction of management fees agreed to by at least two-thirds (2/3) of the Company’s independent directors. The Company will provide the Manager 180 days prior notice of any such termination. Unless terminated for cause, the Company will pay the Manager a termination fee equal to three times the average annual management fee earned by the Manager during the prior 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination.

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
  For the three months ended June 30, 2020 and June 30, 2019, the Company incurred approximately $464 thousand and approximately $1.8 million in management fees, respectively. For the six months ended June 30, 2020 and June 30, 2019, the Company incurred approximately $1.5 million and approximately $3.6 million in management fees, respectively. The Manager waived the management fee for March 2020 through May 2020 because of the unprecedented market disruption and dislocation across fixed income markets surrounding the uncertainty related to the COVID-19 pandemic. Future waivers, if any, will be at the Manager's discretion.
In addition to the management fee, the Company is also responsible for reimbursing the Manager for certain expenses paid by the Manager on behalf of the Company as defined in the Management Agreement.  For the three months ended June 30, 2020 and June 30, 2019, the Company recorded expenses included in general and administrative expenses totaling approximately $999 thousand and approximately $959 thousand, respectively, related to reimbursable employee costs. For the six months ended June 30, 2020 and June 30, 2019, the Company recorded expenses included in general and administrative expenses totaling approximately $1.2 million and approximately $1.2 million, respectively, related to reimbursable employee costs. Any such expenses incurred by the Manager and reimbursed by the Company, including the employee compensation expense, are typically included in the Company’s general and administrative expenses in the Consolidated Statements of Operations.  At June 30, 2020 and December 31, 2019, approximately $3.5 million and approximately $2.0 million, respectively, for management fees incurred but not yet paid was included in "Payable to affiliate" in the Consolidated Balance

Sheets.  In addition, at June 30, 2020 and December 31, 2019, approximately $1.2 million and approximately $181 thousand, respectively, of reimbursable costs incurred but not yet paid was included in "Payable to affiliate" in the Consolidated Balance Sheets.

Note 11 — Share-Based Payments

In conjunction with the Company’s IPO and concurrent private placement, the Company’s Board of Directors approved the Western Asset Mortgage Capital Corporation Equity Plan (the “Equity Plan”) and the Western Asset Manager Equity Plan (the “Manager Equity Plan” and collectively the “Equity Incentive Plans”). The Equity Incentive Plans include provisions for grants of restricted common stock and other equity-based awards to the Manager, its employees and employees of its affiliates and to the Company’s directors, officers and employees. The Company can issue up to 3.0% of the total number of issued and outstanding shares of its common stock (on a fully diluted basis) at the time of each award (other than any shares previously issued or subject to awards made pursuant to one of the Company’s Equity Incentive Plans) under these Equity Incentive Plans. Upon the completion of the Company's most recent secondary public offerings, the number of shares of common stock available under the Equity Incentive Plans increased to 1,763,636. Approximately 1,022,452 shares have been issued under the Equity Plans with 741,184 shares available for issuance, as of June 30, 2020.

Under the Equity Plan, the Company made the following grants during the six months ended June 30, 2020 and the year ended December 31, 2019:

On March 28, 2019, the Company granted 108,000 shares of restricted common stock to the Manager under the Manager Equity Plan. One-third of the shares vested on March 28, 2020, one-third will vest on March 28, 2021 and the remaining one-third will vest on March 28, 2022.

On June 6, 2019, the Company granted a total of 28,780 shares (7,195 each) of restricted common stock under the Equity Plan to the Company’s four independent directors. These restricted shares vested in full on June 6, 2020, the first anniversary of the grant date. Each of the independent directors has elected to defer the shares granted to him under the Company’s Director Deferred Fee Plan (the “Director Deferred Fee Plan”). The Director Deferred Fee Plan permits eligible members of the Company's board of directors to defer certain stock awards made under its director compensation programs. The Director Deferred Fee Plan allows directors to defer issuance of their stock awards and therefore defer payment of any tax liability until the deferral is terminated, pursuant to the election form executed each year by each eligible director.

On June 19, 2020, the Company granted a total of 127,275 shares (25,455 each) of restricted common stock under the Equity Plan to the Company’s five independent directors. These restricted shares will vest in full on June 19, 2021, the first anniversary of the grant date. Each of the independent directors has elected to defer the shares granted under the Director Deferred Fee Plan.

During the six months ended June 30, 2020 and June 30, 2019, 67,480 and 29,200 restricted common shares vested, respectively, including shares whose issuance has been deferred under the Director Deferred Fee Plan. The Company recognized stock-based compensation expense of approximately $170 thousand and approximately $165 thousand for the three months ended June 30, 2020 and June 30, 2019, respectively. The Company recognized stock-based compensation expense of approximately $335 thousand and approximately $235 thousand for the six months ended June 30, 2020 and June 30, 2019, respectively. In addition, the Company had unamortized compensation expense of $983 thousand and $968 thousand for equity awards at June 30, 2020 and December 31, 2019, respectively.

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

The following is a summary of restricted common stock vesting dates as of June 30, 2020 and December 31, 2019, including shares whose issuance has been deferred under the Director Deferred Fee Plan:

	June 30, 2020	December 31, 2019
Vesting Date	Shares Vesting	Shares Vesting
March 2020	—	36,000
June 2020	—	30,592
March 2021	36,000	36,000
June 2021	127,275	—
March 2022	36,000	36,000
	199,275	138,592

The following table presents information with respect to the Company’s restricted stock for the six months ended June 30, 2020, including shares whose issuance has been deferred under the Director Deferred Fee Plan:

	June 30, 2020		June 30, 2019
	Shares of Restricted Stock	Weighted Average Grant Date Fair Value (1)	Shares of Restricted Stock	Weighted Average Grant Date Fair Value (1)
Outstanding at beginning of period	894,289	$15.76	753,973	$16.77
Granted (2)	128,163	2.80	138,504	10.34
Cancelled/forfeited	—	—	—	—
Outstanding at end of period	1,022,452	14.13	892,477	15.77
Unvested at end of period	199,275	$5.55	136,780	$10.35

(1)The grant date fair value of restricted stock awards is based on the closing market price of the Company’s common stock at the grant date.
(2)Includes 888 and 1,724 shares of restricted stock attributed to dividends on restricted stock under the Director Deferred Fee Plan for the six months ended June 30, 2020 and June 30, 2019, respectively.

Note 12 — Stockholders’ Equity

At-The-Market Program
        In March 2017, the Company entered into an equity distribution agreement with JMP Securities LLC, which was amended on June 5, 2020, under which the Company may offer and sell up to $100.0 million shares of common stock in an At-The-Market equity offering. During the six months ended June 30, 2020, the Company sold 6,034,741 shares under this amended agreement with an average price of $3.70 per share for a total net proceeds of $22.0 million. During the six months ended June 30, 2019, the Company did not sell any shares under the amended agreement.
Stock Repurchase Program

On December 19, 2019, the Board of Directors of the Company reauthorized its repurchase program of up to 2,700,000 shares of its common stock through December 31, 2021. The previous reauthorization announced on December 21, 2017 of the Company's repurchase program of up to 2,100,000 shares of its common stock expired on December 31, 2019.  Purchases made pursuant to the program will be made in the open market, in privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rules 10b5-1 and 10b-18 of the Securities and Exchange Act of 1934, as amended. The authorization does not obligate the Company to acquire any particular amount of common shares and the program may be suspended or discontinued at the Company’s discretion without prior notice. The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. In March 2020, the Company repurchased 100,000 shares of common stock pursuant to the authorization. The repurchased stock was not retired and will be accounted for as treasury stock.

Dividends

To preserve liquidity, the Company suspended its first and second quarter common stock dividends given extraordinary market volatility driven by uncertainty surrounding the COVID-19 pandemic.

The following table presents cash dividends declared and paid by the Company on its common stock:

Declaration Date	Record Date	Payment Date	Amount per Share	Tax Characterization
2020
June 23, 2020	N/A	N/A	$—	N/A
March 27, 2020	N/A	N/A	$—	N/A
2019
December 19, 2019	December 30, 2019	January 24, 2020	$0.31	Ordinary income
September 19, 2019	September 30, 2019	October 25, 2019	$0.31	Ordinary income
June 20, 2019	July 1, 2019	July 26, 2019	$0.31	Ordinary income
March 21, 2019	April 1, 2019	April 26, 2019	$0.31	Ordinary income

Note 13 — Net Income per Common Share

The table below presents basic and diluted net income per share of common stock using the two-class method for the three and six months ended June 30, 2020 and June 30, 2019 (dollars, other than shares and per share amounts, in thousands):

	For the three months ended June 30, 2020	For the three months ended June 30, 2019	Six months ended June 30, 2020	Six months ended June 30, 2019
Numerator:
Net income (loss) attributable to common stockholders and participating securities for basic and diluted earnings per share	$(15,635)	$10,614	$(397,492)	$38,490
Less:
Dividends and undistributed earnings allocated to participating securities	—	76	—	138
Net income (loss) allocable to common stockholders — basic and diluted	$(15,635)	$10,538	$(397,492)	$38,352

Denominator:
Weighted average common shares outstanding for basic earnings per share	54,688,338	50,588,906	54,045,482	49,359,473
Weighted average common shares outstanding for diluted earnings per share	54,688,338	50,588,906	54,045,482	49,359,473
Basic earnings (loss) per common share	$(0.29)	$0.21	$(7.35)	$0.78
Diluted earnings (loss) per common share	$(0.29)	$0.21	$(7.35)	$0.78

For the three and six months ended June 30, 2020 and June 30, 2019, the Company excluded the effects of the convertible senior unsecured notes from the computation of diluted earnings per share since the average market value per share of the Company’s common stock was below the exercise price of the convertible senior unsecured notes.

Note 14 — Income Taxes

As a REIT, the Company is not subject to federal income tax to the extent that it makes qualifying distributions to its stockholders and satisfies on a continuing basis, through actual investment and operating results, the REIT requirements including certain asset, income and stock ownership tests.

Based on the Company’s analysis of any potential uncertain income tax positions, the Company concluded that it does not have any uncertain tax positions that meet the recognition or measurement criteria as of June 30, 2020.  The Company files U.S. federal and state income tax returns.  As of June 30, 2020, U.S. federal tax returns filed by the Company for 2018, 2017 and 2016 and state tax returns filed for 2018, 2017, 2016 and 2015 are open for examination pursuant to relevant statutes of limitation. In the event that the Company incurs income tax related interest and penalties, the Company’s policy is to classify them as a component of its provision for income taxes.

Income Tax Provision

Subject to the limitation under the REIT asset test rules, the Company is permitted to own up to 100% of the stock of one or more taxable REIT subsidiaries ("TRS"). Currently, the Company owns one TRS that is taxable as a corporation and is subject to federal, state and local income tax on its net income at the applicable corporate rates. The TRS, which was formed in Delaware on July 28, 2014, is a limited liability company and a wholly-owned subsidiary of the Company. During the three months ended June 30, 2020 and June 30, 2019, the Company recorded a federal and state tax provision of $255 thousand and tax provision of $478 thousand, respectively, which is recorded in "Income tax (benefit) provision" in the Consolidated Statements of Operations. During the six months ended June 30, 2020 and June 30, 2019, the Company recorded a federal and state tax provision of $162 thousand and tax provision of $490 thousand, respectively,

Deferred Tax Asset

As of June 30, 2020 and December 31, 2019, the Company recorded a deferred tax asset of approximately $21.6 million and $8.5 million, respectively, relating to capital loss carryforward and temporary differences as a result of the timing of income recognition of certain investments held in the TRS. The capital loss carryforwards may only be recognized to the extent of capital gains. There is uncertainty as to the TRS ability to recognize capital gains in the future. As a result, the Company has concluded it is more likely than not the deferred tax asset will not be realized and has recorded a valuation allowance of $21.6 million and $8.5 million as of June 30, 2020 and December 31, 2019, respectively.

In addition, the REIT generated net operating losses ("NOLs") during the six months ended June 30, 2020 and the year ended December 31, 2017, related to its interest rate swap terminations, and for its California return a portion of the NOL's is apportioned to the TRS. The Company recorded a deferred tax asset relating to the NOLs of $22.1 million and $6.0 million in the REIT and $2.3 million and $1.3 million in the TRS as of June 30, 2020 and December 31, 2019, respectively. The TRS can carryback the NOLs generated during the three months ended June 30, 2020 to each of the five preceding years and the NOLs generated during the year ended December 31, 2017 can be carried back to each of the two preceding years to request a refund for taxes paid. As of June 30, 2020 and December 31, 2019, the Company has concluded it is more likely than not the deferred tax asset relating to the NOLs will not be realized, with the exception of the TRS carryback to 2015, and has recorded a combined valuation allowance of $24.4 million and $6.9 million, respectively. The Company also recorded a deferred federal tax liability of $85 thousand as of December 31, 2019 in anticipation of the receipt of the state tax refund as a result of the carryback of the California NOL. The state tax refund was received during the three months ended March 31, 2020.

Effective Tax Rate

The Company's effective tax rate differs from its combined federal and state income tax rate primarily due to its valuation allowance and the deduction of dividends distributions to be paid under Code Section 857(a).

Note 15 — Contingencies

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. Management is not aware of any material contingencies at June 30, 2020.

Note 16- Subsequent Events

Convertible Notes Exchange

On July 1, 2020, the Company issued an aggregate of 1,354,084 shares of its common stock, par value $0.01 per share (the “Common Stock”), in exchange for $5,000,000 aggregate principal amount of its 6.75% Convertible Senior Notes due 2022 (the “Notes”) pursuant to separate privately negotiated exchange agreements entered into on July 1, 2020 (collectively, the “Exchange Agreement”) between the Company and certain holders of the Notes. The Company will not receive any cash proceeds as a result of the Exchange Agreement, and the Notes exchanged pursuant to the Exchange Agreement will be retired and cancelled. The common stock was issued in reliance upon the exemption set forth in Section 3(a)(9) of the Securities Act of 1933 for securities exchanged by the Company and an existing security holder where no commission or other remuneration is paid or given directly or indirectly by the Company for soliciting such exchange.

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

These forward-looking statements include information about possible or assumed future results of the Company’s business, financial condition, liquidity, results of operations, plans and objectives. When the Company uses the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions, the Company intends to identify forward-looking statements. Statements regarding the following subjects, among others, may be forward-looking: market trends in the Company’s industry, interest rates, real estate values, the debt securities markets, the U.S. housing and the U.S. and foreign commercial real estate markets or the general economy or the market for residential and/or commercial mortgage loans; the Company’s business and investment strategy; the Company’s projected operating results; changes in interest rates and the market value of the Company’s target assets; credit risks; servicing - related risks, including those associated with foreclosure and liquidation; the state of the U.S. and to a lesser extent, international economy generally or in specific geographic regions; economic trends and economic recoveries; the Company’s ability to obtain and maintain financing arrangements, including under the Company’s repurchase agreements, a form of secured financing, and securitizations; the current potential return dynamics available in residential mortgage-backed securities (“RMBS”), and commercial mortgage-backed securities (“CMBS” and collectively with RMBS, “MBS”); the level of government involvement in the U.S. mortgage market; the anticipated default rates on CMBS and Commercial Loans; the loss severity on Non-Agency MBS; the general volatility of the securities markets in which the Company participates; changes in the value of the Company’s assets; the Company’s expected portfolio of assets; the Company’s expected investment and underwriting process; interest rate mismatches between the Company’s target assets and any borrowings used to fund such assets; changes in prepayment rates on the Company’s target assets; effects of hedging instruments on the Company’s target assets; rates of default or decreased recovery rates on the Company’s target assets; the degree to which the Company’s hedging strategies may or may not protect the Company from interest rate volatility; the impact of and changes in governmental regulations, tax law and rates, accounting guidance and similar matters; the Company’s ability to maintain the Company’s qualification as a real estate investment trust for U.S. federal income tax purposes; the Company’s ability to maintain its exemption from registration under the Investment Company Act of 1940, as amended (the “1940 Act”); the availability of opportunities to acquire Agency RMBS, Non-Agency RMBS, CMBS, Residential and Commercial Whole Loans, Residential and Commercial Bridge Loans and other mortgage assets; the availability of qualified personnel; estimates relating to the Company’s ability to make distributions to its stockholders in the future; the Company’s understanding of its competition; and the uncertainty and economic impact of pandemics, epidemics or other public health emergencies, such as the ongoing outbreak of COVID-19.

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

Impact of the COVID-19 Pandemic

The outbreak of COVID-19, which the World Health Organization designated a pandemic, has created extensive disruptions to the global economy and the lives of individuals throughout the world. Governments, businesses, and the public have taken and are continuing to take unprecedented actions to contain the spread of COVID-19 and to mitigate its effects, including quarantines, travel bans, shelter-in-place orders, closures of businesses and schools, fiscal stimulus, and legislation designed to deliver monetary aid and other relief. The scope, duration, and full effects of COVID-19 are rapidly evolving and not fully known. The pandemic and related efforts to contain the COVID-19 have disrupted global economic activity, impacted interest rates, increased economic and market uncertainty, disrupted trade and supply chains, and created unprecedented financial market conditions and disruptions. This rapid disruption in the fixed income markets specifically in mortgage markets had an adverse impact on our book value, liquidity, results of operations, and financial position.

The extreme lack of liquidity in mortgage markets combined with forced selling led to swift and dramatic price declines in March 2020. The illiquidity was exacerbated by inadequate demand for MBS among primary dealers due to balance sheet constraints. On March 23, 2020, the significant decrease in our asset values resulted in margin calls of approximately $116.5 million from our repurchase agreement counterparties. Additional margin calls occurred in the following days. Failure to have posted adequate collateral for these margin calls would have given counterparties the right to call events of default under our repurchase agreements. Under an event of default the counterparty could sell or take ownership of the collateral to satisfy our repurchase agreement obligation and we would be liable for any shortfall. To meet the margin calls it was necessary to sell a material portion of our investment portfolio. In response to the unprecedented market volatility, we implemented measures to increase liquidity, reduce leverage, and seek financing arrangements as an alternative to short term repurchase agreements with daily margin requirements to preserve long-term shareholder value. As of June 30, 2020, these measures included, but were not limited to, the following:

•Suspended our first quarter and second quarter common dividends to preserve liquidity.
•Sold approximately $2.1 billion of Agency MBS, $107.3 million of Non-Agency MBS and $144.3 million of conforming residential whole loans.
•Reduced our repurchase agreement financings by 86.9% to $369.1 million.
•Terminated all interest rate hedges and further reduced margin call volatility.
•Our Manager waived management fees from March 2020 through May 2020.
•We closed an 18 month term financing arrangement without margin requirements for our entire non-QM loan portfolio. The impact of this financing was to reduce our exposure to repurchase agreement financing by $385 million and the associated margin calls from such agreements.
•In May 2020, we closed a 12 month term financing arrangement for Non-Agency RMBS and Non-Agency CMBS, significantly mitigating exposure to margin volatility. The aggregate financing provided by the counterparty with respect to the assets covered under this confirmation is approximately $108.8 million and the market value of such assets is approximately $182.7 million.

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

Our Investment Portfolio

        Our investment portfolio composition at June 30, 2020.

Our Financing Strategy

The uncertainties created by the COVID-19 pandemic have made it challenging to obtain financing arrangements on favorable terms, including our repurchase agreements, term financings, and securitizations. We expect to continue to seek financing arrangements as an alternative to short term repurchase agreements with daily margin requirements, including but not limited to term financing, securitization and converitble senior unsecured notes, as market permit.. The amount of leverage we use for our portfolio depends upon a variety of factors, such as, general economic, political and financial market conditions, the anticipated liquidity and price volatility of our assets, the availability and cost of financing the assets, the creditworthiness of financing counterparties and the health of the U.S. residential and commercial mortgage markets. We are not required to maintain any particular leverage ratio. We expect to maintain a debt-to-equity ratio of three to six times the amount of our stockholders’ equity, depending on our investment composition.

In the second quarter in order to manage the severe market conditions and the resulting large margin demands from lenders and pressure on the our liquidity, we entered into two longer term financing arrangements as our sort to reduce our exposure to short-term financings with daily mark to market exposure.  See Financing Activity for details on these financing arrangements.

Repurchase Agreements

We have primarily financed our investment acquisitions with repurchase agreements. The repurchase agreements bear interest at a contractually agreed-upon rate and historically had terms ranging from one month to twelve months.  Our repurchase agreement borrowings are accounted for as secured borrowings when we maintain effective control of the financed assets.  Under these repurchase agreements, the respective counterparties retain the right to determine the fair value of the underlying collateral. A reduction in the value of pledged assets requires us to post additional securities as collateral, pay down borrowings or establish cash margin accounts with the counterparties in order to re-establish the agreed-upon collateral requirements, and is referred to as a margin call.  Our inability to post adequate collateral for a margin call by a counterparty, in a timeframe as short as the close of the same business day, could result in a condition of default under our repurchase agreements, thereby enabling the counterparty to liquidate the collateral pledged by us, which may have a material adverse effect on our financial position, results of operations and cash flows.

Our repurchase agreement counterparties generally require collateral in excess of the loan amount, or haircuts. As of June 30, 2020, the ranges of the haircuts on our investments were as follows:

Collateral	Minimum	Maximum (excluding IOs and IIOs)	Maximum (including IOs and IIOs)
Agency RMBS	25.0%	n/a	25.0%
Non-Agency RMBS	32.5%	35.0%	35.0%
Non-Agency CMBS	30.0%	45.0%	n/a
Other securities	32.5%	60.0%	n/a
Residential Whole Loans(1)	20.0%	80.0%	n/a
Commercial Loans(2)	20.0%	60.0%	n/a

(1) Includes Residential Bridge Loans.
(2) Includes Securitized commercial loans.

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

The following table presents our investing activity for the six months ended June 30, 2020 (dollars in thousands):

	Balance at		Principal Payments and Basis Recovery	Proceeds from Sales	Transfers to REO	Realized Gain/(Loss)	Unrealized Gain/(loss)	Premium and discount amortization, net	VIE Deconsolidation	Balance at
Investment Type	December 31, 2019	Purchases								June 30, 2020
Agency RMBS and Agency RMBS IOs	$356,686	$64,008	$(17,243)	$(402,965)	n/a	$11,543	$(9,773)	$(281)	$—	$1,975
Non-Agency RMBS	45,814	—	(1,344)	(12,702)	n/a	(16)	(4,632)	(149)	—	26,971
Agency CMBS and Agency CMBS IOs	1,438,569	185,082	(920)	(1,670,664)	n/a	109,539	(60,970)	(636)	—	—
Non-Agency CMBS	316,019	48,505	(9,457)	(94,586)	n/a	(22,702)	(58,053)	2,739	6,852	189,317
Other securities(1)	80,161	23,401	(1,022)	(35,957)	n/a	(6,110)	(17,210)	(2,797)	—	40,466
Total MBS and other securities	2,237,249	320,996	(29,986)	(2,216,874)	n/a	92,254	(150,638)	(1,124)	6,852	258,729
Residential Whole Loans	1,375,860	113,338	(134,114)	(144,258)	—	(10,511)	(73,875)	(2,389)	—	1,124,051
Residential Bridge Loans	36,419	—	(8,699)	—	(419)	(50)	(699)	(47)	—	26,505
Commercial Loans	370,213	—	(37,638)	—	—	—	(9,412)	311	—	323,474
Securitized commercial loans	909,040	—	(178,644)	—	—	—	(114,250)	352	(150,804)	465,694
Total Investments	$4,928,781	$434,334	$(389,081)	$(2,361,132)	$(419)	$81,693	$(348,874)	$(2,897)	$(143,952)	$2,198,453

        (1) Other securities include $33.6 million of GSE CRTs and $6.9 million of ABS at June 30, 2020.

Portfolio Characteristics

Our Agency Portfolio

The following table summarizes our Agency portfolio by investment category as of June 30, 2020 (dollars in thousands):

	Principal Balance	Amortized Cost	Fair Value	Net Weighted Average Coupon
Agency RMBS IOs and IIOs (1)	N/A	$142	$180	2.6%
Agency RMBS IOs and IIOs accounted for as derivatives (1)	N/A	N/A	1,795	2.6%
Total Agency RMBS	—	142	1,975	2.6%
Total	$—	$142	$1,975	2.6%

(1)IOs and IIOs have no principal balances and bear interest based on a notional balance.  The notional balance is used solely to determine interest distributions on the interest-only class of securities.

Credit Sensitive Portfolio

        The following table presents information by vintage(1) as it relates to our credit sensitive investment portfolio at June 30, 2020:

Credit Sensitive Securities	Pre 2011	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020	Total
Non-Agency RMBS	0.1%	—%	—%	—%	—%	—%	—%	0.5%	0.4%	—%	—%	1.0%
Non-Agency RMBS IOs	—%	—%	—%	—%	—%	—%	—%	0.2%	—%	—%	—%	0.2%
Non-Agency CMBS	0.4%	1.3%	—%	—%	1.1%	0.4%	0.5%	0.2%	1.7%	2.8%	0.2%	8.6%
Other securities	—%	—%	—%	—%	0.1%	0.2%	0.1%	0.2%	0.7%	—%	0.6%	1.9%
Residential Whole Loans	0.1%	0.2%	0.2%	1.8%	0.9%	—%	1.3%	3.9%	24.5%	18.1%	0.2%	51.2%
Residential Bridge Loans	—%	—%	—%	—%	—%	—%	—%	0.3%	0.9%	—%	—%	1.2%
Securitized commercial loans	—%	—%	—%	—%	—%	—%	—%	—%	21.2%	—%	—%	21.2%
Commercial Loans	—%	—%	—%	—%	—%	—%	—%	—%	3.3%	11.4%	—%	14.7%
Total	0.6%	1.5%	0.2%	1.8%	2.1%	0.6%	1.9%	5.3%	52.7%	32.3%	1.0%	100%

 (1) Based on carrying amount of the investments.

Non-Agency RMBS

The following table presents the fair value and weighted average purchase price for each of our Non-agency RMBS categories, including IOs accounted for as derivatives, together with certain of their respective underlying loan collateral attributes and current performance metrics as of June 30, 2020 (fair value dollars in thousands):

		Weighted Average
Category	Fair Value	Purchase Price	Life (Years)	Original LTV	Original FICO	60+ Day Delinquent	6-Month CPR
Prime	$8,972	$68.29	11.8	68.9%	769	3.8%	15.0%
Alt-A	17,999	46.04	5.7	80.6%	665	19.9%	9.0%
Total	$26,971	$53.44	7.7	76.7%	699	14.5%	11.0%

Non-Agency CMBS

The following table presents certain characteristics of our Non-Agency CMBS portfolio as of June 30, 2020 (dollars in thousands):

		Principal		Weighted Average
Type	Vintage	Balance	Fair Value	Life (Years)	Original LTV
Conduit:
	2006-2009	$16,687	$7,972	2.5	72.7%
	2010-2020	94,107	47,848	3.8	61.6%
		110,794	55,820	3.6	63.2%
Single Asset:
	2010-2020	163,473	133,497	2.9	65.4%
Total		$274,267	$189,317	3.1	64.8%

Residential Whole Loans

The Residential Whole Loans have low LTV's and are comprised of 2,858 Non-QM adjustable rate mortgages, 0 conforming fixed rate mortgages and nine investor fixed rate mortgages. The following table presents certain information about our Residential Whole Loans investment portfolio at June 30, 2020 (dollars in thousands):

			Weighted Average
Current Coupon Rate	Number of Loans	Principal Balance	Original LTV	Original FICO Score(1)	Expected Life (years)(2)	Contractual Maturity (years)	Coupon Rate
3.01 – 4.00%	31	$11,165	58.7%	701	4.4	24.4	3.9%
4.01– 5.00%	1,369	481,540	61.8%	752	2.9	28.2	4.9%
5.01 – 6.00%	1,422	639,070	64.2%	740	3.1	27.9	5.4%
6.01 – 7.00%	43	15,572	67.1%	721	3.4	27.4	6.3%
7.01 - 8.00%	2	513	73.2%	753	4.7	28.1	7.1%
Total	2,867	$1,147,860	63.2%	745	3.1	28.0	5.2%

(1)The original FICO score is not available for 262 loans with a principal balance of approximately $88.1 million at June 30, 2020. We have excluded those loans from the weighted average computation.
(2)Excludes the expected lives of the conforming Residential Whole Loans held by RCR Trust.

Residential Bridge Loans

        Our Residential Bridge Loans are comprised of short-term fixed rate mortgages secured by non-owner occupied single and multi-family residences with low LTVs, generally up to 85%. The following table presents certain information about our Residential Bridge Loans investment portfolio at June 30, 2020 (dollars in thousands):

			Weighted Average
Current Coupon Rate	Number of Loans	Principal Balance	Original LTV	Contractual Maturity (months)(1)	Coupon Rate
7.01 – 9.00%	23	$16,604	68.3%	2.0	8.5%
9.01 – 11.00%	21	8,308	74.4%	1.9	10.1%
11.01 – 13.00%	6	2,167	64.3%	0.0	11.7%
17.01 – 19.00%	2	949	75.0%	0.0	18.0%
Total	52	$28,028	70.0%	2.00	9.5%

(1) Non-performing loans that are past their maturity date are excluded from the calculation of the weighted average contractual maturity. The weighted average contractual maturity for these loans is zero.

Non-performing Residential Loans

The following table presents the aging of the Residential Whole Loans and Bridge Loans as of June 30, 2020 (dollars in thousands):

	Residential Whole Loans			Bridge Loans
	No of Loans	Principal	Fair Value	No of Loans	Principal	Fair Value (1)
Current	2,571	$992,016	$975,530	15	$8,617	$8,582
1-30 days	58	25,240	24,585	4	1,193	1,153
31-60 days	157	83,172	79,411	2	1,334	1,307
61-90 days	63	34,035	31,885	2	3,614	3,391
90+ days	18	13,397	12,640	29	13,270	12,072
Total	2,867	$1,147,860	$1,124,051	52	$28,028	$26,505

(1) Includes $2.3 million loans carried at amortized cost.

COVID-19 has materially disrupted business operations, resulting in significantly higher levels of unemployment or underemployment. As a result, some of its Residential Whole Loan borrowers have experienced financial hardship, making it difficult to meet their payment obligations to the Company, leading to requests for forbearance and higher levels of delinquency and potentially defaults. The Company maintains a strong relationship with its servicers and has utilized these relationships to manage the impacts of COVID-19 pandemic on the Company's Non-QM loans. As of June 30, 2020, the Company had 390 Non-QM loans in forbearance. Under the forbearance agreement, the borrower can generally elect to defer the principal and interest payments for 3 to 5 months. At the end of the forbearance period, the borrower can either repay the deferred principal and interest in full, capitalize the deferred principal and interest to the loan balance and calculate a new amortization payment or request an extension. These loans are carried at fair value and had an unpaid principal balance of approximately $180.6 million and a fair value of $173.5 million. These loans represent approximately 15.7% of the total outstanding principal balance and have a weighted average original LTV of 62.6%.
Residential Whole Loans

As of June 30, 2020, there were 18 Residential Whole Loans carried at fair value in non-accrual status with an unpaid principal balance of approximately $13.4 million and a fair value of $12.6 million. These nonperforming loans represent approximately 1.2% of the total outstanding principal balance. No allowance or provision for credit losses was recorded as of and for the three and six months ended June 30, 2020 since the valuation adjustment, if any, would be reflected in the fair value of these loans. We stopped accruing interest income for these loans when they became contractually 90 days delinquent.

        As of June 30, 2020, there were three Residential Bridge Loans carried at amortized cost in non-accrual status with an unpaid principal balance of approximately $1.1 million and 26 Residential Bridge Loans carried at fair value in non-accrual status with an unpaid principal balance of approximately $12.2 million and a fair value of $11.0 million. These nonperforming Residential Bridge Loans represent approximately 47.3% of the total outstanding principal balance. We reviewed the estimated fair value of the collateral to determine if an allowance and provision of credit loss was required for loans carried at amortized costs. Based upon our evaluation, no allowance and provision for credit losses was recorded for loans carried at amortized cost as of and for the three and six months ended June 30, 2020 since the fair value of the collateral balance less the cost to sell was in excess of the outstanding principal and interest balances. No allowance and provision for credit losses was recorded for loans carried at fair value as of and for the three and six months ended June 30, 2020 since valuation adjustments, if any, would be reflected in the fair value of these loans. We stopped accruing interest income for these loans when they became contractually 90 days delinquent.

        As of June 30, 2020, we had real estate owned ("REO") properties with an aggregate carrying value of $2.2 million related to foreclosed Bridge Loans. The REO properties are held for sale and accordingly carried at the lower of cost or fair value less cost to sell. The REO properties are classified in "Other assets" in the Consolidated Balance Sheets.

Commercial Real Estate Investments

Securitized Commercial Loans

In November 2015, we acquired a $14.0 million variable interest in CSMC Trust, which is a VIE that we were required to consolidate. In June 2020, the variable interest we acquired was paid off and accordingly, the CSMC Trust is no longer consolidated.

RETL 2018 was refinanced with a new securitization RETL 2019-RVP ("RETL 2019 Trust") in March 2019. We acquired a $65.3 million variable interest in the trust certificates issued by RETL 2019 Trust, including $45.3 million which represents the 5% eligible risk retention certificate. Please refer to Note 6 - "Commercial Real Estate Investments" for details. The RETL 2019 Trust holds a commercial loan collateralized by first mortgages, deeds of trusts and interests in commercial real estate located throughout the United States and Puerto Rico. The outstanding principal balance on this commercial loan is $519.7 million as of June 30, 2020. The commercial loan served as collateral for the $519.7 million securitized debt issued by RETL 2019 Trust. Refer to Note 7 - "Financings" for details on the associated securitized debt.

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

Non-Performing Commercial Loans

The impact of COVID-19 pandemic has adversely impacted a broad range of industries in which our commercial loan borrowers operate and could impair their ability to fulfill their financial obligations to us, most significantly hospitality asset. We believe our CRE loan sponsors are well capitalized and generally committed to supporting the assets collateralizing our loans. Our portfolio’s low average LTV of 65.5% as of June 30, 2020 reflects significant equity value that our sponsors are motivated to protect through the COVID-19 disruption. As of June 30, 2020, we had one delinquent borrower with a total loan principal balance of $30.0 million. The Company is currently exploring various workout strategies.

The following table presents the aging of the Commercial Loans as of June 30, 2020 (dollars in thousands):

	Commercial Loans
	No of Loans	Principal	Fair Value
Current	10	$302,576	$294,589
1-30 days	—	—	—
31-60 days	—	—	—
61-90 days	—	—	—
90+ days	1	30,000	28,885
Total	11	$332,576	$323,474

Geographic Concentration

The mortgages underlying our Non-Agency RMBS and Non-Agency CMBS are located in various states across the United States and other countries. The following table presents the five largest concentrations by location for the mortgages collateralizing our Non-Agency RMBS and Non-Agency CMBS as of June 30, 2020, based on fair value (dollars in thousands):

	Non-Agency RMBS			Non-Agency CMBS
	Concentration	Fair Value		Concentration	Fair Value
California	29.6%	$7,973	California	23.5%	$44,541
Florida	8.5%	2,301	Illinois	11.9%	22,454
New York	7.2%	1,944	Nevada	10.3%	19,569
Maryland	4.4%	1,196	Bahamas	6.1%	11,555
Georgia	4.3%	1,168	Minnesota	6.0%	11,276

The following table presents the various states across the United States in which the collateral securing our Residential Whole Loans and Residential Bridge Loans at June 30, 2020, based on principal balance, is located (dollars in thousands):

	Residential Whole Loans			Residential Bridge Loans
	State Concentration	Principal Balance		State Concentration	Principal Balance
California	64.9%	$744,993	California	48.2%	$13,508
New York	18.0%	206,592	New York	15.4%	4,323
Georgia	3.5%	39,906	Washington	13.4%	3,748
Florida	2.7%	31,096	Florida	9.4%	2,626
New Jersey	2.4%	27,349	New Jersey	3.6%	1,004
Other	8.5%	97,924	Other	10.0%	2,819
Total	100.0%	$1,147,860	Total	100.0%	$28,028

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

Repurchase Agreements

Residential Whole Loan Facility

On April 21, 2020, we entered into amendments with respect to certain of its loan warehouse facilities. These amendments mainly served to convert an existing residential whole loan facility into a term facility by removing any mark to market margin requirements, and to consolidate the Company’s Non-Qualified Mortgage loans, which were previously financed by three separate, unaffiliated counterparties, into a single facility.

The target advance rate under the amended and restated facility is approximately 84% of the aggregate unpaid principal balance of the loans. The facility matures on October 20, 2021. All principal payments and income generated by the loans during the term of the facility will be used to pay principal and interest on the facility. Upon the securitization or sale by us of any whole loan subject to this amended and restated facility, the counterparty is entitled to receive a recapture premium fee of 30% of all realized value on any whole loans above such counterparty’s amortized basis as well as an exit fee of 0.50% of the loan amount in circumstances where the counterparty is not involved in the disposition of the loans. The financing cost of this facility was reflective of the challenging market conditions, at such time, when we entered into the agreement.

Initially, the aggregate borrowings under this facility with respect to its Residential Whole Loans was approximately $385.0 million and the market value of such loans was approximately $430.0 million. On June 29, 2020, we securitized approximately $355.8 million of the Residential Whole Loans and paid down the facility by approximately $339.4 million (see "Securitized Debt" below for additional details). As noted above part of the financing arrangements the Company agreed to pay the lender a fee of 30% of all realized value on the Residential Whole Loans above the counterparty's amortized basis upon securitization or sale. As a result of refinancing the Residential Whole Loans through a securitization, the Company accrued a premium recapture fee of approximately $20.5 million, which is payable at the maturity of the facility, and is recorded in "Financing fees" in the Consolidated Statements of Operations. Approximately $74.4 million in non QM loans remain in the facility which are also subject to the recapture premium at sale or securitization and the amount of such liability is contingent on the realizable value at time of sale or securitization.

Non-Agency CMBS and Non-Agency RMBS Facility

On May 4, 2020, the Company supplemented one of its existing securities repurchase facilities to consolidate most of its CMBS and RMBS assets, which were financed by multiple counterparties, into a single term facility with limited mark to market margin requirements. Pursuant to the agreement, a margin deficit will not occur until such time as the loan to value ratio surpasses a certain threshold (the “LTV Trigger”), on a weighted average basis per asset type, calculated on a portfolio level. If this threshold is reached, the Company may elect to provide cash margin or sell certain assets to the extent necessary to lower the ratio. The term of this facility is 12 months, subject to 12 month extensions at the counterparty’s option. All interest income generated by the assets during the term of the facility will be paid to the Company no less often than monthly. Interest on the facility is due from the Company at a rate of three-month LIBOR plus 5.00% payable quarterly in arrears. Half of all principal repayments on the underlying assets will be applied to repay the obligations owed to the counterparty, with the remainder paid to the Company, unless the LTV Trigger has occurred, in which case all principal payments will be applied to repay the obligations.

Certain of the repurchase agreements provide the counterparty with the right to terminate the agreement if the Company does not maintain certain equity and leverage metrics, the most restrictive of which include a limit on leverage based on the composition of the Company’s portfolio. For all the repurchase agreements with outstanding borrowings, the Company was in compliance with the terms of such financial tests as of June 30, 2020.

At June 30, 2020, we had outstanding borrowings under six of our repurchase agreements. The following table summarizes our financing activity under our repurchase agreements for the six months ended June 30, 2020 (dollars in thousands):

	Balance at			Balance at
Collateral	December 31, 2019	Proceeds	Repayments	June 30, 2020
Agency CMBS	$1,352,248	$2,931,690	$(4,283,938)	$—
Agency RMBS	348,274	213,039	(559,822)	1,491
Non-Agency CMBS	190,390	634,857	(738,096)	87,151
Non-Agency RMBS	30,481	65,832	(80,798)	15,515
Residential Whole Loans(1)	476,172	2,490,910	(2,927,380)	39,702
Residential Bridge Loans(1)	29,869	179,637	(188,347)	21,159
Commercial loans(1)	224,594	1,426,502	(1,463,940)	187,156
Securitized commercial loans(1)	116,087	179,649	(295,736)	—
Other securities	56,762	140,439	(180,214)	16,987
Borrowings under repurchase agreements	2,824,877	8,262,555	(10,718,271)	369,161
Less unamortized debt issuance costs	76	—	—	65
Borrowings under repurchase agreements, net	$2,824,801	$8,262,555	$(10,718,271)	$369,096

(1)The borrowings and collateral pledged attributed to loans owned through trust certificates. The trust certificates are eliminated upon consolidation.

At June 30, 2020, we had outstanding repurchase agreement borrowings with the following counterparties:

(dollars in thousands) Repurchase Agreement Counterparties	Amount Outstanding	Percent of Total Amount Outstanding	Company Investments Held as Collateral	Counterparty Rating(1)
Credit Suisse AG, Cayman Islands Branch (2)	$188,167	50.9%	$337,205	A+
Citigroup Global Markets Inc.	108,039	29.3%	216,705	A+
Nomura Securities International, Inc. (3)	59,849	16.2%	100,243	Unrated (3)
Barclays Capital Inc.	9,119	2.5%	14,230	A
All other counterparties (4)	3,987	1.1%	8,832
Total	$369,161	100.0%	$677,215

(1)The counterparty ratings presented above are the long-term issuer credit ratings as rated at June 30, 2020 by S&P.
(2)Includes master repurchase agreements in which the buyer includes Alpine Securitization LTD., a Credit Suisse sponsored asset-backed commercial paper conduit.
(3) Nomura Holdings, Inc., the parent company of Nomura Securities International, Inc., is rated BBB+ by S&P at June 30, 2020.
(4) Represents amount outstanding with two counterparties, which each holds collateral valued less than 5% of our stockholders’ equity as security for our obligations under the applicable repurchase agreements as of June 30, 2020.

The following table presents our average repurchase agreement borrowings, excluding unamortized debt issuance costs, by type of collateral pledged for the three and six months ended June 30, 2020 (dollars in thousands):

Collateral	Three Months Ended June 30, 2020	Six months ended June 30, 2020
Agency RMBS	$21,181	$137,954
Agency CMBS	100,068	736,198
Non-Agency RMBS	13,004	14,129
Non-Agency CMBS	125,366	176,658
Residential Whole Loans	472,323	493,043
Commercial loans	177,621	195,860
Securitized commercial loans	6,665	55,752
Residential Bridge Loans	26,660	27,488
Other securities	25,555	40,092
Total	$968,443	$1,877,174
Maximum borrowings during the period(1)	$1,006,425	$3,006,550

(1)Amount represents the maximum borrowings at month-end during each of the respective periods.
Securitized Debt

We acquired a variable interest in RETL 2019 Trust and were required to consolidate the CMBS VIE. Refer to Note 7 - "Financings" for details.

The following table summarizes the consolidated RETL 2019 Trust's commercial mortgage pass-through certificates at June 30, 2020 which is classified in "Securitized debt, net" in the Consolidated Balance Sheets (dollars in thousands):

Classes	Principal Balance	Coupon	Fair Value	Contractual Maturity
Class A	$64,835	1.3%	$61,678	3/15/2021
Class B	101,200	1.7%	91,382	3/15/2021
Class C	308,400	2.3%	271,126	3/15/2021
Class X-EXT(1)	N/A	1.2	31	3/15/2021
	$474,435		$424,217

(1) Excluded the principal and fair value of classes owned by us that are eliminated in the Consolidated Balance Sheets.
(2) Class X-EXT is an interest-only class with an initial notional balance of $308.4 million.

In May 2019, we completed a residential mortgage-backed securitization comprised of a portion of our Residential Whole Loan portfolio. RMI 2015 Trust and RNR Trust collectively transferred $945.5 million of Non-QM Residential Whole Loans, to our wholly owned subsidiary, Arroyo Trust. Arroyo Trust issued $919.0 million of mortgage-backed notes and we retained the subordinate Non-Offered Securities. At June 30, 2020, Residential Whole Loans, with an outstanding principal balance of approximately $717.7 million, serve as collateral for the Arroyo Trust's securitized debt.

The following table summarizes the consolidated Arroyo Trust's issued mortgage-backed notes at June 30, 2020 which is classified in "Securitized debt, net" in the Consolidated Balance Sheets (dollars in thousands):

Classes	Principal Balance	Coupon	Carrying Value	Contractual Maturity
Issued Mortgage-Backed Notes
Class A-1	$592,742	3.3%	$592,740	4/25/2049
Class A-2	31,760	3.5%	31,759	4/25/2049
Class A-3	50,317	3.8%	50,315	4/25/2049
Class M-1	25,055	4.8%	25,055	4/25/2049
Subtotal	699,874		$699,869
Less: Unamortized deferred financing costs	N/A		4,851
Total	$699,874		$695,018

In June 2020, we completed a residential mortgage-backed securitization comprised of a portion of our Residential Whole Loan portfolio. RMI 2015 Trust transferred $355.8 million of Non-QM Residential Whole Loans, to our wholly owned subsidiary, Arroyo Trust 2020. Arroyo Trust 2020 issued $341.7 million of mortgage-backed notes and we retained the subordinate Non-Offered Securities. At June 30, 2020, Residential Whole Loans, with an outstanding principal balance of approximately $353.2 million, serve as collateral for the Arroyo Trust 2020's securitized debt.

The following table summarizes the consolidated Arroyo Trust 2020's issued mortgage-backed notes at June 30, 2020 which is classified in "Securitized debt, net" in the Consolidated Balance Sheets (dollars in thousands):

Classes	Principal Balance	Coupon	Carrying Value	Contractual Maturity
Issued Mortgage-Backed Notes
Class A-1A	$266,790	1.7%	$266,843	3/25/2055
Class A-1B	31,658	2.1%	31,658	3/25/2055
Class A-2	13,518	2.9%	13,521	3/25/2055
Class A-3	17,963	3.3%	17,967	3/25/2055
Class M-1	11,739	4.3%	11,739	3/25/2055
Subtotal	341,668		$341,728
Less: Unamortized deferred financing costs	N/A		2,727
Total	$341,668		$339,001

Convertible Senior Unsecured Notes

        As of June 30, 2020, we had $205.0 million of 6.75% convertible senior unsecured notes outstanding. The notes mature on October 1, 2022, unless earlier converted, redeemed or repurchased by the holders pursuant to their terms, and are not redeemable by us except during the final three months prior to maturity. On July 1, 2020, we issued an aggregate of 1,354,084 shares of our common stock in exchange for $5.0 million of our 6.75% convertible senior unsecured notes pursuant to separate privately negotiated exchange agreements entered into on July 1, 2020 (collectively, the “Exchange Agreement”) between us and certain holders of the Notes. We will not receive any cash proceeds as a result of the Exchange Agreement, and the notes exchanged pursuant to the Exchange Agreement will be retired and cancelled. See Note 16 – “Subsequent Events.”

Hedging Activity
In March 2020, we effectively terminated fixed-pay interest rate swaps with a notional value of approximately $3.1 billion and variable-pay interest rate with a notional value of approximately $1.9 billion to reduce hedging costs and associated market volatility. The effect of the termination is reflected in the table below for the six months ended June 30, 2020 in Settlements, Terminations or Expirations.
The following tables summarize the hedging activity during the six months ended June 30, 2020 (dollars in thousands):

	Notional Amount at		Settlements, Terminations or Expirations	Notional Amount at
Derivative Instrument	December 31, 2019	Acquisitions		June 30, 2020
Fixed pay interest rate swaps	$2,551,000	$783,000	$(3,334,000)	$—
Variable pay interest rate swaps	1,405,000	794,800	(2,199,800)	—
Interest rate swaptions	—	305,000	(305,000)	—
Credit default swaps	151,000	164,000	(307,340)	7,660
TBA securities - long positions	1,000,000	5,257,000	(6,257,000)	—
TBA securities - short positions	1,000,000	5,257,000	(6,257,000)	—
Total derivative instruments	$6,107,000	$12,560,800	$(18,660,140)	$7,660

	Fair Value at	Acquisitions	Settlements, Terminations or Expirations	Realized Gains / Losses	Mark-to-market	Fair Value at
Derivative Instrument	December 31, 2019					June 30, 2020
Fixed pay interest rate swaps	$3,001	$(32,894)	$241,939	$(209,046)	$(3,000)	$—
Variable pay interest rate swaps	(485)	7,608	(36,633)	29,025	485	—
Interest rate swaptions	—	—	(80)	80	—	—
Credit default swaps	(2,847)	2,526	11,753	(9,997)	(1,664)	(229)
TBA securities	(928)	—	2,430	(2,430)	928	—
Total derivative instruments	$(1,259)	$(22,760)	$219,409	$(192,368)	$(3,251)	$(229)

As of June 30, 2020, we had no fixed pay rate interest rate swaps or variable pay rate interest rate swaps.

Capital Markets Activity
The following is a summary of activity during 2020:
Dividends

As previously announced, due to the turmoil in the financial markets resulting from the COVID-19 pandemic, we suspended the first and second quarter dividend to preserve liquidity.

Stock Repurchase

On December 19, 2019, our Board of Directors reauthorized the repurchase program of up to 2,700,000 shares of our common stock through December 31, 2021. In March 2020, pursuant to the repurchase plan we acquired 100,000 shares with an average price, including commission, of $5.78 per share, totaling approximately $578 thousand.

At-The-Market Program
        In March 2017, we entered into an equity distribution agreement with JMP Securities LLC, which was amended on June 5, 202, under which we may offer and sell up to $100.0 million shares of common stock in an At-The-Market equity offering. During the six months ended June 30, 2020, we sold 6,034,741 shares under this amended agreement with an average price of $3.70 per share for total net proceeds of $22.0 million.

Book Value

The following chart reflects our book value per common share basic and diluted over five consecutive quarters:

Book Value
15
10
5
0
10.51
10.60
10.55
3.41
3.17
06/30/19
09/30/19
12/31/19
03/31/20
06/30/20
Period Ending

        The COVID-19 pandemic has created unprecedented market disruption and dislocation, requiring us to sell asset to meet margin calls. We have implemented measures to increase liquidity, reduce leverage, and seek alternative financing arrangements to preserve long-term shareholder value. In the second quarter in order to manage the severe market conditions and the resulting large margin demands from lenders and pressure on our liquidity, we entered into two longer term financing arrangements, a Residential Whole Loan Facility and a Non-Agency CMBS and Non-Agency RMBS Facility, as we sought to reduce our exposure to short-term financings with daily mark to market exposure. See Financing Activity for details.

The Residential Whole loan facility included a recapture premium fee of 30% of all realized value on any whole loans above such counterparty’s amortized basis upon the securitization or sale. On June 29, 2020, we refinanced $355.8 million of Residential Whole Loans through a securitization and accordingly in June we accrued a premium recapture fee of 20.5 million, which is payable to the counterparty coupon termination or maturity of the facility. The accrual of this fee resulted in the decrease of 7.0% to $3.17 at June 30, 2020 when compared to our March 31, 2020 book value of $3.41.

Results of Operations

Comparison of the three months ended June 30, 2020 to the three months ended June 30, 2019.

General

Our results of operations were adversely impacted by the COVID-19 pandemic, which created unprecedented market disruption and dislocation. During the first quarter of 2020, the uncertainty surrounding the pandemic created an extreme lack of liquidity in mortgage markets and when combined with forced selling led to swift and dramatic price declines. The significant decline in value of our investment portfolio resulted in substantial margin calls from our repurchase agreement counterparties. In order to satisfy the margin calls, we sold a significant portion of our investments. We also terminated our interest rate hedges because they were ineffective in the low interest rate environment and it further reduced margin call volatility.

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

Due to the significant amount of investment sales, resulting from the market volatility created by the COVID-19 pandemic, our results of operations for the three months ended June 30, 2020 and 2019 are not comparable. During the second quarter of 2020, we worked toward stabilizing our portfolio and our financing sources. For the three months ended June 30, 2020, we generated net loss of $15.6 million, or $0.29 per basic and diluted weighted common share. The net loss was mainly attributable to a one-time financing fee described in "Financing Fee". For the three months ended June 30, 2019and generated net income of $10.6 million, or $0.21 per basic and diluted weighted common share.
Net Interest Income

        The following tables set forth certain information regarding our net interest income on our investment portfolio for the three months ended June 30, 2020 and June 30, 2019 (dollars in thousands):

Three Months Ended June 30, 2020	Average Amortized Cost of Assets	Total Interest Income	Yield on Average Assets

Investments
Agency CMBS	$53,224	$365	2.76%
Agency RMBS	1,534	61	15.99%
Non-Agency CMBS	257,635	5,732	8.95%
Non-Agency RMBS	29,163	215	2.97%
Residential Whole Loans	1,301,974	13,891	4.29%
Residential Bridge Loans	29,006	331	4.59%
Commercial loans	332,263	5,711	6.91%
Securitized commercial loans	543,245	4,484	3.32%
Other securities	44,692	704	6.34%
Total investments	$2,592,736	$31,494	4.89%

	Average Carrying Value	Total Interest Expense	Average Cost of Funds(1)
Borrowings
Repurchase agreements	$968,443	$7,833	3.25%
Convertible senior unsecured notes, net	198,441	4,144	8.40%
Securitized debt	1,306,260	10,982	3.38%
Total borrowings	$2,473,144	$22,959	3.73%

Net interest income and net interest margin(2)		$8,535	1.32%

Three Months Ended June 30, 2019	Average Amortized Cost of Assets	Total Interest Income	Yield on Average Assets

Investments
Agency CMBS	$1,410,093	$11,834	3.37%
Agency RMBS	239,104	2,175	3.65%
Non-Agency CMBS	184,379	4,490	9.77%
Non-Agency RMBS	48,051	674	5.63%
Residential Whole Loans	1,234,272	14,881	4.84%
Residential Bridge Loans	131,955	2,144	6.52%
Commercial Loans	302,389	6,160	8.17%
Securitized commercial loan	890,502	10,148	4.57%
Other securities	63,453	1,312	8.29%
Total investments	$4,504,198	$53,818	4.79%

	Average Carrying Value	Total Interest Expense	Average Cost of Funds(1)
Borrowings
Repurchase agreements	$2,810,510	$23,925	3.41%
Convertible senior unsecured notes, net	110,609	2,270	8.23%
Securitized debt	1,380,415	11,763	3.42%
Total borrowings	$4,301,534	$37,958	3.54%

Net interest income and net interest margin(2)		$15,860	1.41%

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

Interest Income

For the three months ended June 30, 2020 and June 30, 2019, we earned interest income on our investments of approximately $31.5 million and $53.8 million, respectively, a decrease of approximately $22.3 million.  The decrease was driven by the sales of a significant portion of our investment portfolio to meet margin calls. During the first six months of the year, mainly in March and April 2020, we sold $2.4 billion of investments. The majority of the impact of these sales were reflected in interest income in the second quarter of 2020.

For the three months ended June 30, 2020 the weighted average yield on our portfolio increased to 4.89% for the three months ended June 30, 2020 from 4.79% for the three months ended June 30, 2020. While it is difficult to predict the future impact of COVID-19, our principal and interest payments through June 30, 2020 have not been materially impacted.
Interest Expense
Interest expense decreased from $38.0 million for the three months ended June 30, 2019 to $23.0 million for the three months ended June 30, 2020. The decrease was a result of reduced leverage associated with the sale of $2.4 billion of investments, mainly in March and April 2020. During the second quarter of 2020, we entered into two new financing facilities to limit our exposure to short-term mark to market financings. Also, we completed a securitization of approximately $355.8 million of our Residential Whole Loans, reducing our recourse leverage by $339.4 million or 46.0%.

Other income (loss), net

Realized gain (loss) on investments, net

Realized gain (loss) on investments represents the net gain (loss) on sales or settlements from our investment portfolio. To further improve liquidity, reduce our repurchase agreement borrowing and satisfy our margin calls during the second quarter of 2020, we sold an additional $624.0 million in investments. These sales generated $7.0 million in net realized losses.

The following table presents the realized gains (losses) of our investments for each of the three months ended June 30, 2020 and June 30, 2019 (dollars in thousands):

	For the three months ended June 30, 2020				For the three months ended June 30, 2019
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Agency CMBS	$409,117	$22,156	$(32)	$22,124	$—	$—	$—	$—
Agency RMBS	9,512	2,132	(468)	1,664	—	—	—	—
Non-Agency CMBS	42,646	—	(13,901)	(13,901)	6,165	183	(25)	158
Other securities	18,211	—	(6,223)	(6,223)	—	—	—	—
Residential Whole-Loans	144,259	—	(10,511)	(10,511)	—	—	—	—
Loans transferred to REO(1)	(70)	28	—	28	—	—	—	—
Disposition of REO	358	—	(141)	(141)	—	—	—	—
Total	$624,033	$24,316	$(31,276)	$(6,960)	$6,165	$183	$(25)	$158

(1)Realized gains/losses recognized on the transfer of Residential Bridge Loans to REO. Proceeds represent the fair value less estimated selling costs of the real estate on the date of transfer.

Unrealized gain (loss), net

Our investments, and securitized debt, for which we have elected the fair value option are recorded at fair value with the periodic changes in fair value being recorded in earnings.  The change in unrealized gain (loss) is directly attributable to changes in market pricing on the underlying investments and securitized debt during the period. For the three months ended June 30, 2020 we saw some price recovery on certain of our investments in the quarter, which resulted in a net unrealized gain during the period.

The following table presents the net unrealized gains (losses) we recorded on our investments and securitized debt (dollars in thousands):

	Three months ended June 30, 2020	Three months ended June 30, 2019
Agency CMBS	$(26,229)	$55,264
Agency RMBS	(1,814)	5,796
Non-Agency CMBS	(2,744)	2,990
Non-Agency RMBS	1,206	716
Residential Whole Loans	22,097	9,232
Residential Bridge Loans	(484)	286
Commercial loans	3,050	(59)
Securitized commercial loans	12,921	572
Other securities	18,824	416
Securitized debt	(10,662)	(656)
REO	(125)	—
Other liabilities	—	57
Total	$16,040	$74,614

Gain (loss) on derivatives, net

        In March 2020, we effectively terminated all of our fixed-pay interest rate swaps and our variable-pay interest rate to reduce hedging costs and associated margin volatility.

The following table presents the components of gain (loss) on derivatives for the three months ended June 30, 2020 and June 30, 2019 (dollars in thousands):

	Realized Gain (Loss), net
Description	Other Settlements / Expirations	Variation Margin Settlement	Return (Recovery) of Basis	Mark-to-Market	Contractual interest income (expense), net(1)	Total
Three months ended June 30, 2020
Interest rate swaptions	$80	$—	$—	$(181)	$—	$(101)
Agency and Non-Agency Interest-Only Strips— accounted for as derivatives	(940)	—	(271)	256	340	(615)
Credit default swaps	(8,401)	—	—	974	—	(7,427)
TBAs	(3,924)	—	—	3,924	—	—
Total	$(13,185)	$—	$(271)	$4,973	$340	$(8,143)

Three months ended June 30, 2019
Interest rate swaps	$(588)	$(58,600)	$1,676	$(10,832)	$2,174	$(66,170)
Interest rate swaptions	—	—	—	(176)	—	(176)
Agency and Non-Agency Interest-Only Strips— accounted for as derivatives	—	—	(655)	19	819	183
Options	—	—	—	470	—	470
Futures contracts	(5,837)	—	—	—	—	(5,837)
Total	$(6,425)	$(58,600)	$1,021	$(10,519)	$2,993	$(71,530)

(1)Contractual interest income (expense), net on derivative instruments includes interest settlement paid or received.

Other, net

For the three months ended June 30, 2020 and June 30, 2019, "Other, net" was a loss of $45.0 thousand and income of $532 thousand, respectively. The balance is mainly comprised of income on cash balances, miscellaneous net interest income (expense) on cash collateral for our repurchase agreements, and derivatives and miscellaneous fees and expenses on residential mortgage loans.

Expenses

Management Fee

We incurred management fee expense of approximately $464 thousand and $1.8 million for the three months ended June 30, 2020 and June 30, 2019, respectively.  Pursuant to the terms of the Management Agreement, our Manager is paid a management fee equal to 1.5% per annum of our stockholders’ equity (as defined in the Management Agreement), calculated and payable (in cash) quarterly in arrears. The decrease was mainly attributable to our Manager waiving the management fee for April and May 202 as a result of the impact of COVID-19 and the disruption in the mortgage markets. Future waivers, if any, are at the Manager's discretion.

. Future waivers, if any, are at the Manager's discretion.

The management fees, expense reimbursements and the relationship between our Manager and us are discussed further in Note 10, “Related Party Transactions” to the financial statements contained in this Quarterly Report on Form 10-Q.

Financing Fee

In the second quarter in order to manage the severe market conditions and the resulting large margin demands from lenders and pressure on our liquidity, we entered into a longer term financing arrangement for our Residential Whole Loans, as our sort to reduce our exposure to short-term financings with daily mark to market exposure. Under this agreement, we are required to pay the counterparty a 30% premium recapture fee of all realized value on any residential whole loans above such counterparty’s amortized basis upon the securitization or sale.

On June 29, 2020, we securitized approximately $355.8 million of the Residential Whole Loans and paid down the facility by approximately $339.4 million (see "Securitized Debt" below for additional details). As noted above, as part of the financing arrangements, we agreed to pay the lender a fee of 30% of all realized value on the Residential Whole Loans above the counterparty's amortized basis upon securitization or sale. As a result of refinancing the Residential Whole Loans through a securitization, we accrued a premium recapture fee of approximately $20.5 million, which is payable at the maturity of the facility,

Other Operating Expenses

We incurred other operating expenses of approximately $796 thousand and $1.3 million for the three months ended June 30, 2020 and June 30, 2019, respectively. Other operating cost is comprised of derivative transaction costs, custody, and asset management/loan servicing fees for loans acquired serving released. The decrease was primarily a result of a smaller bridge loan portfolio, which were acquired servicing released, thereby decreasing the associated third party asset management/ loan servicing fees by approximately $362 thousand. Also there was a decrease of approximately $95 thousand in transaction costs related to derivatives, trustee fees and acquisitions.

General and Administrative Expenses

General and administrative expenses for three months ended June 30, 2020 was $3.0 million, an increase of $1.0 million from the three months ended June 30, 2019. The increase was attributable to additional legal fees incurred.

Comparison of the six months ended June 30, 2020 to the six months ended June 30, 2019.

General

Our results of operations for the six months ended June 30, 2020 were adversely impacted by the COVID-19 pandemic, which created unprecedented market disruption and dislocation. The uncertainty surrounding the pandemic created an extreme lack of liquidity in mortgage markets and when combined with forced selling led to swift and dramatic price declines. The significant decline in value of our investment portfolio resulted in substantial margin calls from our repurchase agreement counterparties. In order to satisfy the margin calls, we sold a significant portion of our investments. We also terminated our interest rate hedges because they were ineffective in the low interest rate environment and it further reduced margin call volatility. The full impact of COVID-19 on our results of operations is still uncertain as it depends on several factors beyond our control including, but not limited to (i) the uncertainty around the severity and duration of the outbreak, (ii) the effectiveness of the United States public health response, (iii) the pandemic’s impact on the U.S. and global economies, (iv) the timing, scope and effectiveness of additional governmental responses to the pandemic, (v) the timing and speed of economic recovery, including the availability of a treatment or vaccination for COVID-19 and (vi) the negative impact on our borrowers, asset values and cost of capital.

Due to the significant amount of investment sales resulting from the market volatility created by the COVID-19 pandemic, our results of operations for the six months ended June 30, 2020 and June 30, 2019 are not comparable. While in the second quarter of 2020 we stabilized our portfolio and our financing sources, we generated a net loss of $397.5 million, or

$7.35 per basic and diluted weighted common share for the six months ended June 30, 2020, and generated net income of $38.5 million, or $0.78 per basic and diluted weighted common share, for the six months ended June 30, 2019.

Net Interest Income

        The following tables set forth certain information regarding our net interest income on our investment portfolio for the six months ended June 30, 2020 and June 30, 2019 (dollars in thousands):

Six months ended June 30, 2020	Average Amortized Cost of Assets	Total Interest Income	Yield on Average Assets

Investments
Agency CMBS	$691,025	$10,700	3.11%
Agency RMBS	117,830	1,975	3.37%
Non-Agency CMBS	290,531	11,497	7.96%
Non-Agency RMBS	35,743	725	4.08%
Residential Whole Loans	1,347,957	30,194	4.50%
Residential Bridge Loans	31,869	1,217	7.68%
Commercial loans	344,303	12,387	7.23%
Securitized commercial loans	706,500	15,600	4.44%
Other securities	60,909	2,045	6.75%
Total investments	$3,626,667	$86,340	4.79%

	Average Carrying Value	Total Interest Expense	Average Cost of Funds(1)
Borrowings
Repurchase agreements	$1,877,174	$26,258	2.81%
Convertible senior unsecured notes, net	198,098	8,289	8.41%
Securitized debt	1,342,736	24,517	3.67%
Total borrowings	$3,418,008	$59,064	3.48%

Net interest income and net interest margin(2)		$27,276	1.51%

Six months ended June 30, 2019	Average Amortized Cost of Assets	Total Interest Income	Yield on Average Assets

Investments
Agency CMBS	$1,375,870	$22,767	3.34%
Agency RMBS	126,247	2,391	3.82%
Non-Agency CMBS	186,093	8,525	9.24%
Non-Agency RMBS	48,786	1,404	5.80%
Residential Whole Loans	1,177,591	28,866	4.94%
Residential Bridge Loans	166,001	5,800	7.05%
Commercial loans	291,442	11,780	8.15%
Securitized commercial loan	911,021	21,708	4.81%
Other securities	60,157	2,610	8.75%
Total investments	$4,343,208	$105,851	4.91%

	Average Carrying Value	Total Interest Expense	Average Cost of Funds(1)
Borrowings
Repurchase agreements	$2,784,482	$48,898	3.54%
Convertible senior unsecured notes, net	110,444	4,540	8.29%
Securitized debt	1,130,148	20,920	3.73%
Total borrowings	$4,025,074	$74,358	3.73%

Net interest income and net interest margin(2)		$31,493	1.46%

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

Interest Income

For the six months ended June 30, 2020 and June 30, 2019, we earned interest income on our investments of approximately $86.3 million and $105.9 million, respectively, a decrease of approximately $19.5 million.  The decrease was driven by the sales of a significant portion of our investment portfolio to meet margin calls. During the first six months of the year, mainly in March and April 2020, we sold $2.4 billion of investments. The majority of the impact of these sales were reflected in interest income in the second quarter of 2020. While it is difficult to predict the future impact of COVID-19, our principal and interest payments through June 30, 2020 have not been materially impacted.

Interest Expense

Interest expense decreased from $74.4 million for the six months ended June 30, 2019 to $59.1 million for the six months ended June 30, 2020. The decrease was a result of the significant reduction in leverage associated with the sale of $2.4 billion of investments, mainly in March and April 2020. During the second quarter of 2020, we entered into two new financing facilities to limit our exposure to short-term mark to market financings. Also, we completed a securitization of approximately $355.8 million of our Residential Whole Loans, reducing our recourse leverage by $339.4 million or 46.0%.

Other income (loss), net

Realized gain (loss) on investments, net

Realized gain (loss) on investments represents the net gain (loss) on sales or settlements from our investment portfolio. To improve liquidity, reduce our repurchase agreement borrowing and satisfy our margin calls, for the six months ended June 30, 2020, we sold $2.4 billion in investments. These sales generated $82.2 million in realized gains.

The following table presents the realized gains (losses) of our investments for each of the six months ended June 30, 2020 and June 30, 2019 (dollars in thousands):

	For the six months ended June 30, 2020				For the six months ended June 30, 2019
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Agency CMBS	$1,668,149	$116,463	$(6,486)	$109,977	$206,710	$—	$(4,189)	$(4,189)
Agency RMBS	400,948	12,552	(506)	12,046	—	—	—	—
Non-Agency CMBS	94,586	1	(22,703)	(22,702)	15,165	183	(854)	(671)
Non-Agency RMBS	12,702	—	(16)	(16)	—	—	—	—
Other securities	35,957	113	(6,223)	(6,110)	—	—	—	—
Residential Whole-Loans	144,259	—	(10,511)	(10,511)	—	—	—	—
Residential Bridge Loans(1)	—	8	(151)	(143)	—	—	—	—
Loan transferred to REO(2)	419	126	(32)	94	—	—	—	—
Disposition of REO	977	18	(427)	(409)	—	—	—	—
Total	$2,357,997	$129,281	$(47,055)	$82,226	$221,875	$183	$(5,043)	$(4,860)

(1)Realized gains/losses recognized on the final settlement of the loans.
(2)Realized gains/losses recognized on the transfer of Residential Bridge Loans to REO. Proceeds represent the fair value less estimated selling costs of the real estate on the date of transfer.

Unrealized gain (loss), net

Our investments, and securitized debt, for which we have elected the fair value option are recorded at fair value with the periodic changes in fair value being recorded in earnings.  The change in unrealized gain (loss) is directly attributable to changes in market pricing on the underlying investments and securitized debt during the period. The extreme lack of liquidity in mortgage markets combined with forced selling led to swift and dramatic price declines in the first quarter of 2020. While we have seen some price recovery of certain investments in the second quarter, the recovery was not sufficient to significantly reduce the substantial unrealized loss from the dramatic price declines in the first quarter of 2020.

The following table presents the net unrealized gains (losses) we recorded on our investments and securitized debt (dollars in thousands):

	Six months ended June 30, 2020	Six months ended June 30, 2019
Agency CMBS	$(61,034)	$104,067
Agency RMBS	(9,129)	6,151
Non-Agency CMBS	(58,053)	(436)
Non-Agency RMBS	(4,634)	(477)
Residential Whole Loans	(73,875)	15,119
Residential Bridge Loans	(699)	(386)
Commercial loans	(9,412)	164
Securitized commercial loans	(114,250)	1,921
Other securities	(17,210)	1,098
Securitized debt	68,350	(2,051)
REO	(125)	—
Other liabilities	—	225
Total	$(280,071)	$125,395

Gain (loss) on derivatives, net

        In March 2020, we effectively terminated all of our fixed-pay interest rate swaps and variable-pay interest rate swaps to reduce hedging costs and associated margin volatility. The effects of the termination is reflected in the table below for the six months ended June 30, 2020 in Realized Gain (Loss), net.

The following table presents the components of gain (loss) on derivatives for the six months ended June 30, 2020 and June 30, 2019 (dollars in thousands):

	Realized Gain (Loss), net
Description	Other Settlements / Expirations	Variation Margin Settlement	Return (Recovery) of Basis	Mark-to-Market	Contractual interest income (expense), net(1)	Total
Six months ended June 30, 2020
Interest rate swaps	$(262)	$(179,759)	$262	$(2,515)	$(1,395)	$(183,669)
Interest rate swaptions	80	—	—	—	—	80
Agency and Non-Agency Interest-Only Strips— accounted for as derivatives	(940)	—	(816)	(583)	976	(1,363)
Credit default swaps	(9,716)	—	—	(1,664)	—	(11,380)
TBAs	(2,430)	—	—	928	—	(1,502)
Total	$(13,268)	$(179,759)	$(554)	$(3,834)	$(419)	$(197,834)

Six months ended June 30, 2019
Interest rate swaps	$(591)	$(96,438)	$3,204	$(3,742)	$4,929	$(92,638)
Interest rate swaptions	—	—	—	(176)	—	(176)
Agency and Non-Agency Interest-Only Strips— accounted for as derivatives	—	—	(1,250)	(40)	1,603	313
Options	—	—	—	470	—	470
Futures contracts	(10,340)	—	—	4,657	—	(5,683)
Credit default swaps	(589)	—	—	(375)	—	(964)
Total	$(11,520)	$(96,438)	$1,954	$794	$6,532	$(98,678)

(1)Contractual interest income (expense), net on derivative instruments includes interest settlement paid or received.

Other, net

For the six months ended June 30, 2020 and June 30, 2019, "Other, net" was income of $416 thousand and $768 thousand, respectively. The balance is mainly comprised of income on cash balances, miscellaneous net interest income (expense) on cash collateral for our repurchase agreements and derivatives and miscellaneous fees collected on residential mortgage loans.

Expenses

Management Fee

We incurred management fee expense of approximately $1.5 million and $3.6 million for the six months ended June 30, 2020 and June 30, 2019, respectively.  Pursuant to the terms of the Management Agreement, our Manager is paid a management fee equal to 1.5% per annum of our stockholders’ equity (as defined in the Management Agreement), calculated and payable (in cash) quarterly in arrears. The decrease was mainly attributable to our Manager waiving the management fee from March 2020 to May 2020 as a result of the impact of COVID-19 and the disruption in the mortgage markets. Future waivers, if any, are at the Manager's discretion.

The management fees, expense reimbursements and the relationship between our Manager and us are discussed further in Note 10, “Related Party Transactions” to the financial statements contained in this Quarterly Report on Form 10-Q.

Financing Fee

In the second quarter in order to manage the severe market conditions and the resulting large margin demands from lenders and pressure on our liquidity, we entered into a longer term financing arrangement for our Residential Whole Loans, as our sort to reduce our exposure to short-term financings with daily mark to market exposure. Under this agreement, we are required to pay the counterparty a 30% premium recapture fee of all realized value on any residential whole loans above such counterparty’s amortized basis upon the securitization or sale.

On June 29, 2020, we securitized approximately $355.8 million of the Residential Whole Loans and paid down the facility by approximately $339.4 million (see "Securitized Debt" below for additional details). As noted above, as part of the financing arrangements, we agreed to pay the lender a fee of 30% of all realized value on the Residential Whole Loans above the counterparty's amortized basis upon securitization or sale. As a result of refinancing the Residential Whole Loans through a securitization, we accrued a premium recapture fee of approximately $20.5 million, which is payable at the maturity of the facility,

Other Operating Expenses

We incurred other operating expenses of approximately $1.8 million and $2.9 million for the six months ended June 30, 2020 and June 30, 2019, respectively. Other operating cost is comprised of derivative transaction costs, custody, and asset management/loan servicing fees for loans acquired serving released. The decrease was primarily a result of a smaller bridge loan portfolio, which were acquired servicing released, thereby decreasing the associated third party asset management/loan servicing fees by approximately $949 thousand.

General and Administrative Expenses

General and administrative expenses for six months ended June 30, 2020 was $5.5 million, an increase of $1.6 million from $3.9 million for the six months ended June 30, 2019. The increase was attributable to an increase in insurance and legal fees incurred.

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

Core Earnings

Core Earnings is a non-GAAP financial measure that is used by us to approximate cash yield or income associated with our portfolio and is defined as GAAP net income (loss) as adjusted, excluding: (i) net realized gain (loss) on investments and termination of derivative contracts; (ii) net unrealized gain (loss) on investments and debt; (iii) net unrealized gain (loss) resulting from mark-to-market adjustments on derivative contracts; (iv) other than temporary impairment; (v) provision for income taxes; (vi) non-cash stock-based compensation expense; (vii) non-cash amortization of the convertible senior unsecured notes discount; (viii) one-time charges such as acquisition costs and impairment on loans; and (ix) one-time events pursuant to changes in GAAP and certain other non-cash charges after discussions between us, our Manager and our independent directors and after approval by a majority of our independent directors.

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

During the first six months of the year, mainly in March and April 2020, we sold $2.4 billion of investments. The majority of the impact of these sales were reflected in net income in the second quarter of 2020. Due to the significant amount of investment sales, resulting from the market volatility created by the COVID-19 pandemic, our core earnings for the three and six months ended June 30, 2020 and June 30, 2019 are not comparable.

The table below reconciles Net Income to Core Earnings for the three and six months ended June 30, 2020 and June 30, 2019:

(dollars in thousands)	Three months ended June 30, 2020	Three months ended June 30, 2019	Six months ended June 30, 2020	Six months ended June 30, 2019
Net income (loss) attributable to common stockholders and participating securities	$(15,635)	$10,614	$(397,492)	$38,490
Income tax (benefit) provision	255	478	162	490
Net income (loss) before income taxes	(15,380)	11,092	(397,330)	38,980

Adjustments:
Investments:
Unrealized (gain) loss on investments, securitized debt and other liabilities	(16,040)	(74,614)	280,071	(125,395)
Other than temporary impairment	—	3,295	—	4,527
Realized (gain) loss on sale of investments	6,960	8	(82,226)	5,113
One-time transaction costs	20,652	130	20,932	399

Derivative Instruments:
Net realized (gain) loss on derivatives	13,152	65,025	193,308	107,910
Net unrealized (gain) loss on derivatives	(4,973)	10,519	3,834	(794)

Amortization of discount on convertible senior unsecured notes	273	138	546	275
Other non-cash adjustments	988	—	988	—
Non-cash stock-based compensation expense	170	165	335	235
Total adjustments	21,182	4,666	417,788	(7,730)
Core Earnings	$5,802	$15,758	$20,458	$31,250

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

(dollars in thousands)	Three months ended June 30, 2020	Three months ended June 30, 2019	Six months ended June 30, 2020	Six months ended June 30, 2019
Net interest income	$8,535	$15,859	$27,276	$31,492
Interest income from IOs and IIOs accounted for as derivatives	69	165	160	353
Net interest (expense) income from interest rate swaps	—	3,850	(1,133)	8,134
Adjusted net interest income	8,604	19,874	26,303	39,979
Total expenses	(24,805)	(5,081)	(29,339)	(10,358)
Other non-cash adjustments	988	—	988	—
Non-cash stock-based compensation	170	165	335	235
One-time transaction costs	20,652	130	20,932	399
Amortization of discount on convertible unsecured senior notes	273	138	546	275
Interest income on cash balances and other income (loss), net	(78)	532	697	720
Income attributable to non-controlling interest	(2)	—	(4)	—
Core Earnings	$5,802	$15,758	$20,458	$31,250

Reconciliation of GAAP Book Value to Non-GAAP Economic Book Value

"Economic book value" is a non-GAAP financial measure of our financial position on an unconsolidated basis. The Company owns certain securities that represent a controlling variable interest, which under GAAP requires consolidation; however, the Company's economic exposure to these variable interests is limited to the fair value of the individual investments. Economic book value is calculated by taking the GAAP book value and 1) adding the fair value of the retained interest or acquired security of the VIEs held by the Company and 2) removing the asset and liabilities associated with each of consolidated trusts (RETL 2019, Arroyo 2019-2 and Arroyo 2020-1). Management considers that Economic book value provides investors with a useful supplemental measure to evaluate our financial position as it reflects the actual financial interest of these investments irrespective of the variable interest consolidation model applied for GAAP reporting purposes. Economic book value does not represent and should not be considered as a substitute for Stockholders' Equity, as determined in accordance with GAAP, and our calculation of this measure may not be comparable to similarly titled measures reported by other companies.

The table below is a reconciliation of the GAAP Book Value to Non-GAAP Economic Book Value:

	$ Amount	Per Share
GAAP Book Value at June 30, 2020	$188,712	$3.17

Adjustments to deconsolidate VIEs and reflect the Company's interest in the securities owned
Deconsolidation of VIEs assets	(1,555,962)	(26.17)
Deconsolidation VIEs liabilities	1,486,107	25.00
Interest in securities of VIEs owned, at fair value	121,315	2.04
Economic Book Value at June 30, 2020	$240,172	$4.04

Net Interest Income and Net Interest Margin

The following tables set forth certain information regarding our net investment income for the three and six months ended June 30, 2020 and June 30, 2019 (dollars in thousands):

Three Months Ended June 30, 2020	Average Amortized Cost of Assets(1)	Total Interest Income(2)	Yield on Average Assets

Investments
Agency CMBS	$54,092	$402	2.99%
Agency RMBS	3,670	93	10.19%
Non-Agency CMBS	257,635	5,732	8.95%
Non-Agency RMBS	29,163	215	2.97%
Residential Whole Loans	1,301,974	13,891	4.29%
Residential Bridge Loans	29,006	331	4.59%
Commercial loans	332,263	5,711	6.91%
Securitized commercial loans	543,245	4,484	3.32%
Other securities	44,692	704	6.34%
Total investments	2,595,740	31,563	4.89%
Adjustments:
Securitized commercial loans from consolidated VIEs	(543,245)	(4,484)	3.32%
Investments in consolidated VIEs eliminated in consolidation	56,690	1,254	8.90%
Adjusted total investments	$2,109,185	$28,333	5.40%

	Average Carrying Value	Total Interest Expense(3)	Average Effective Cost of Funds
Borrowings
Repurchase agreements	$968,443	$7,833	3.25%
Convertible senior unsecured notes, net	198,441	4,144	8.40%
Securitized debt	1,306,260	10,982	3.38%
Interest rate swaps	n/a	—	—%
Total borrowings	2,473,144	22,959	3.73%
Adjustments:
Securitized debt from consolidated VIEs(4)	(478,739)	(4,661)	3.92%
Adjusted total borrowings	$1,994,405	$18,298	3.69%

Adjusted net interest income and net interest margin		$10,035	1.91%

Three Months Ended June 30, 2019	Average Amortized Cost of Assets(1)	Total Interest Income(2)	Yield on Average Assets

Investments
Agency CMBS	$1,414,206	$11,859	3.36%
Agency RMBS	245,206	2,314	3.79%
Non-Agency CMBS	184,379	4,490	9.77%
Non-Agency RMBS	48,051	674	5.63%
Residential Whole Loans	1,234,272	14,881	4.84%
Residential Bridge Loans	131,955	2,144	6.52%
Commercial loans	302,389	6,160	8.17%
Securitized commercial loans	890,502	10,148	4.57%
Other securities	63,453	1,312	8.29%
Total investments	4,514,413	53,982	4.80%
Adjustments:
Securitized commercial loans from consolidated VIEs	(890,502)	(10,148)	4.57%
Investments in consolidated VIEs eliminated in consolidation	80,206	1,806	9.03%
Adjusted total investments	$3,704,117	$45,640	4.94%

	Average Carrying Value	Total Interest Expense(3)	Average Effective Cost of Funds
Borrowings
Repurchase agreements	$2,810,510	$23,925	3.41%
Convertible senior unsecured notes, net	110,609	2,270	8.23%
Securitized debt	1,380,415	11,763	3.42%
Interest rate swaps	n/a	(3,850)	(0.36)%
Total borrowings	4,301,534	34,108	3.18%
Adjustments:
Securitized debt from consolidated VIEs(4)	(773,592)	(8,215)	4.26%
Adjusted total borrowings	$3,527,942	$25,893	2.94%

Adjusted net interest income and net interest margin		$19,747	2.14%

Six Months Ended June 30, 2020	Average Amortized Cost of Assets(1)	Total Interest Income(2)	Yield on Average Assets

Investments
Agency CMBS	$693,117	$10,751	3.12%
Agency RMBS	121,421	2,084	3.45%
Non-Agency CMBS	290,531	11,497	7.96%
Non-Agency RMBS	35,743	725	4.08%
Residential Whole-Loans	1,347,957	30,194	4.50%
Residential Bridge Loans	31,869	1,217	7.68%
Commercial loans	344,303	12,387	7.23%
Securitized commercial loans	706,500	15,600	4.44%
Other securities	60,909	2,045	6.75%
Total return swaps	—	—	—
Total investments	3,632,350	86,500	4.79%
Adjustments:
Securitized commercial loans from consolidated VIEs	(706,500)	(15,600)	4.44%
Investments in consolidated VIEs eliminated in consolidation	135,895	6,294	9.31%
Adjusted total investments	$3,061,745	$77,194	5.07%

	Average Carrying Value	Total Interest Expense(3)	Average Effective Cost of Funds
Borrowings
Repurchase agreements	$1,877,174	$26,258	2.81%
Convertible senior unsecured notes, net	198,098	8,289	8.41%
Securitized debt	1,342,736	24,517	3.67%
Interest rate swaps	n/a	1,133	0.07%
Total borrowings	3,418,008	60,197	3.54%
Adjustments:
Securitized debt from consolidated VIEs(4)	(546,685)	(11,415)	4.20%
Adjusted total borrowings	$2,871,323	$48,782	3.42%

Adjusted net interest income and net interest margin		$28,412	1.87%

Six Months Ended June 30, 2019	Average Amortized Cost of Assets(1)	Total Interest Income(2)	Yield on Average Assets

Investments
Agency CMBS	$1,380,176	$22,823	3.33%
Agency RMBS	132,785	2,688	4.08%
Non-Agency CMBS	186,093	8,525	9.24%
Non-Agency RMBS	48,786	1,404	5.80%
Residential Whole-Loans	1,177,591	28,866	4.94%
Residential Bridge Loans	166,001	5,800	7.05%
Commercial loans	291,442	11,780	8.15%
Securitized commercial loans	911,021	21,708	4.81%
Other securities	60,157	2,610	8.75%
Total return swaps	—	—	—
Total investments	4,354,052	106,204	4.92%
Adjustments:
Securitized commercial loans from consolidated VIEs	(911,021)	(21,708)	4.81%
Investments in consolidated VIEs eliminated in consolidation	68,709	3,396	9.97%
Adjusted total investments	$3,511,740	$87,892	5.05%

	Average Carrying Value	Total Interest Expense(3)	Average Effective Cost of Funds
Borrowings
Repurchase agreements	$2,784,482	$48,898	3.54%
Convertible senior unsecured notes, net	110,444	4,540	8.29%
Securitized debt	1,130,148	20,920	3.73%
Interest rate swaps	n/a	(8,133)	(0.41)%
Total borrowings	4,025,074	66,225	3.32%
Adjustments:
Securitized debt from consolidated VIEs(4)	(826,737)	(17,372)	4.24%
Adjusted total borrowings	$3,198,337	$48,853	3.08%

Adjusted net interest income and net interest margin		$39,039	2.24%

(1)Includes Agency and Non-Agency Interest-Only Strips accounted for as derivatives.
(2)Refer to below table for components of interest income.
(3)Includes the net amount paid, including accrued amounts and premium amortization for MAC interest rate swaps during the periods included in gain/loss on derivative instruments for GAAP.
(4)Includes only the third-party sponsored securitized debt from RETL Trust and CSMC Trust.

The following table reconciles total interest income to adjusted interest income, which includes interest income on Agency and Non-Agency Interest-Only Strips classified as derivatives (Non-GAAP financial measure) for the three and six months ended June 30, 2020 and June 30, 2019:

(dollars in thousands)	Three months ended June 30, 2020	Three months ended June 30, 2019	Six months ended June 30, 2020	Six months ended June 30, 2019
Coupon interest income:
Agency CMBS	$413	$12,567	$11,336	$23,556
Agency RMBS	173	2,795	2,929	3,666
Non-Agency CMBS	3,960	3,168	8,757	6,279
Non-Agency RMBS	582	1,385	1,733	2,592
Residential Whole Loans	14,993	15,745	32,583	29,927
Residential Bridge Loans	355	2,360	1,264	6,468
Commercial loans	5,595	5,812	12,076	11,224
Securitized commercial loans	4,899	10,890	15,248	22,892
Other Securities	2,037	3,070	4,842	5,959
Subtotal coupon interest	33,007	57,792	90,768	112,563
Premium accretion, discount amortization and amortization of basis, net:
Agency CMBS	(48)	(733)	(636)	(789)
Agency RMBS	(112)	(620)	(954)	(1,275)
Non-Agency CMBS	1,772	1,322	2,740	2,246
Non-Agency RMBS	(367)	(711)	(1,008)	(1,188)
Residential Whole Loans	(1,102)	(864)	(2,389)	(1,061)
Residential Bridge Loans	(24)	(216)	(47)	(668)
Commercial loans	116	348	311	556
Securitized commercial loans	(415)	(742)	352	(1,184)
Other Securities	(1,333)	(1,758)	(2,797)	(3,349)
Subtotal accretion and amortization	(1,513)	(3,974)	(4,428)	(6,712)
Interest income	$31,494	$53,818	$86,340	$105,851
Contractual interest income, net of amortization of basis on Agency and Non-Agency Interest-Only Strips, classified as derivatives(1):
Coupon interest income	$340	$819	$976	$1,603
Amortization of basis	(271)	(655)	(816)	(1,250)
Subtotal	69	164	160	353
Total adjusted interest income	$31,563	$53,982	$86,500	$106,204

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

The following table reconciles the Effective Cost of Funds (Non-GAAP financial measure) with interest expense for the three and six months ended June 30, 2020 and June 30, 2019:

	Three months ended June 30, 2020		Three months ended June 30, 2019		Six months ended June 30, 2020		Six months ended June 30, 2019
(dollars in thousands)	Reconciliation	Cost of Funds/ Effective Borrowing Costs	Reconciliation	Cost of Funds/ Effective Borrowing Costs	Reconciliation	Cost of Funds/ Effective Borrowing Costs	Reconciliation	Cost of Funds/ Effective Borrowing Costs
Interest expense	$22,959	3.73%	$37,958	3.54%	$59,064	3.48%	$74,358	3.73%
Adjustments:
Interest expense on Securitized debt from consolidated VIEs	(4,661)	(3.92)%	(8,215)	(4.26)%	(11,415)	(4.20)%	(17,372)	(4.24)%
Net interest (received) paid - interest rate swaps	—	—%	(3,850)	(0.36)%	1,133	0.07%	(8,133)	(0.41)%
Effective Borrowing Costs	$18,298	3.69%	$25,893	2.94%	$48,782	3.42%	$48,853	3.08%
Weighted average borrowings	$1,994,405		$3,527,942		$2,871,323		$3,198,337

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

Our liquidity and capital resources are managed on a daily basis to ensure that we have sufficient liquidity to absorb market events that could negatively impact collateral valuations and result in margin calls as well as to ensure that we have the flexibility to manage our investment portfolio to take advantage of market opportunities. As of June 30, 2020, our principal sources of cash consist of borrowings under repurchase agreements, payments of principal and interest on our investment portfolio and cash generated from operations and, if market conditions permit, secondary public stock offerings.

   While under normal market conditions we believe that our significant capital resources and access to financing will provide us with financial flexibility at levels sufficient to meet current and anticipated capital requirements, recent market conditions resulting from the COVID 19 pandemic resulted in significant decline in liquidity. In response to the unprecedented market conditions, we implemented measures to increase liquidity, reduce leverage, and seek alternative financing arrangements. As of June 30, 2020, these measures included, but are not limited to, the following:

•Suspended our first quarter and second quarter common dividends to preserve liquidity.
•Sold approximately $2.1 billion of Agency MBS, $107.3 million of Non-Agency MBS and $144.3 million of conforming residential mortgages.
•Reduced our repurchase agreement financings by 86.9% to $369.1 million.
•Terminated all interest rate hedges and further reduced margin call volatility.
•Our Manager suspended management fees for March 2020, April 2020 and May 2020.
•Satisfied all margin calls

Financing Arrangements
On April 21, 2020, we entered into amendments with respect to certain of our loan warehouse facilities. These amendments mainly served to convert an existing residential whole loan facility into a term facility by removing any mark to market margin requirements, and to consolidate our Non-Qualified Mortgage loans, which were previously financed by three separate, unaffiliated counterparties, into a single facility. See "Note 7 - Financings" for details.

On May 4, 2020, we supplemented one of our existing securities repurchase facilities to confirm terms pursuant to which we will consolidate most of our CMBS and RMBS assets, which are currently financed by multiple counterparties, into a single term facility with limited mark to market margin requirements. See "Note 7 - Financings " for details.

Based on the above measures taken by us during these difficult market conditions, we believe we have sufficient current liquidity and access to additional liquidity to meet financial obligations for at least the next 12 months.

Sources of Liquidity

Principal Sources of Cash
We held cash of approximately $19.4 million and $81.8 million at June 30, 2020 and June 30, 2019, respectively. Our primary sources of cash currently consist of investment income, principal repayments on investments, financings and the proceeds from debt and equity offerings, to the extent available in the capital markets. In the future, we expect our primary sources of liquidity to consist of payments of principal and investment income, unused borrowing capacity under our financing sources and future issuances of equity and debt securities to the extent available.

Repurchase Agreements
As of June 30, 2020, we had borrowings under six of our master repurchase agreements of approximately $369.2 million.  The following tables present our repurchase agreement borrowings by type of collateral pledged, as of June 30, 2020 and June 30, 2019, and the respective effective cost of funds (Non-GAAP financial measure) for the three and six months ended June 30, 2020 and June 30, 2019, respectively.  See “Non-GAAP Financial Measures” (dollars in thousands):

	June 30, 2020			Three months ended June 30, 2020		Six months ended June 30, 2020
Collateral	Borrowings Outstanding	Value of Collateral Pledged	Weighted Average Interest Rate end of period	Weighted Average Cost of Funds	Weighted Average Effective Cost of Funds (Non-GAAP)(1)	Weighted Average Cost of Funds	Weighted Average Effective Cost of Funds (Non-GAAP)(1)	Weighted Average Haircut end of period
Agency CMBS, at fair value	$—	$—	—%	2.52%	2.52%	2.20%	2.20%	—%
Agency RMBS, at fair value	1,491	1,975	1.41%	1.97%	1.97%	2.00%	2.00%	25.00%
Non-Agency CMBS, at fair value	87,151	170,355	5.31%	4.27%	4.27%	3.47%	3.47%	41.27%
Non-Agency RMBS, at fair value	15,515	26,971	5.50%	5.29%	5.29%	4.16%	4.16%	33.33%
Residential Whole Loans, at fair value(2)	39,702	88,603	5.37%	3.08%	3.08%	3.17%	3.17%	61.21%
Residential Bridge Loans(2)	21,159	25,371	3.04%	3.09%	3.09%	3.64%	3.64%	20.00%
Commercial loans, at fair value	187,156	323,474	2.53%	3.12%	3.12%	3.49%	3.49%	35.61%
Securitized commercial loan, at fair value(2)	—	—	—%	7.00%	7.00%	3.98%	3.98%	—%
Other securities, at fair value	16,987	40,466	5.50%	4.44%	4.44%	3.63%	3.63%	36.54%
Interest rate swaps	n/a	n/a	n/a	n/a	—%	n/a	0.12%	n/a
Total	$369,161	$677,215	3.78%	3.25%	3.25%	2.81%	2.93%	38.47%

(1)The effective cost of funds for the period presented is calculated on an annualized basis and includes interest expense for the period and net periodic interest payments on interest rate swaps, net of premium amortization on MAC swaps, of approximately $0 and $1.1 million paid for the three and six months ended June 30, 2020, respectively.  While interest rate swaps are not accounted for using hedge accounting, such instruments are viewed by us as an economic hedge against increases in interest rates on our liabilities and are treated as hedges for purposes of satisfying the REIT requirements.  See “Non-GAAP Financial Measures”.
(2)Repurchase agreement borrowings collateralized by Whole Loans, Bridge Loans and securitized commercial loans owned through trust certificates.  The trust certificates are eliminated upon consolidation.

	June 30, 2019			Three months ended June 30, 2019		Six months ended June 30, 2019
Collateral	Borrowings Outstanding	Fair Value of Collateral Pledged(3)	Weighted Average Interest Rate end of period	Weighted Average Cost of Funds	Weighted Average Effective Cost of Funds (Non-GAAP)(2)	Weighted Average Cost of Funds	Weighted Average Effective Cost of Funds (Non-GAAP)(1)	Weighted Average Haircut end of period
Agency CMBS	$1,673,902	$1,783,953	2.62%	2.69%	2.69%	2.72%	2.72%	5.02%
Agency RMBS	573,771	604,384	2.65%	2.70%	2.70%	2.73%	2.73%	4.63%
Non-Agency CMBS	146,629	200,511	3.79%	3.99%	3.99%	4.08%	4.08%	24.40%
Non-Agency RMBS	11,488	14,435	3.86%	4.09%	4.09%	4.16%	4.16%	22.74%
Residential Whole Loans, at fair value(2)	238,546	247,539	3.66%	4.22%	4.22%	4.27%	4.27%	5.25%
Residential Bridge Loans(2)	89,241	90,606	4.59%	4.71%	4.71%	4.73%	4.73%	20.00%
Commercial loans, at fair value	194,821	292,032	4.65%	5.00%	5.00%	5.17%	5.17%	33.08%
Securitized commercial loan, at fair value(2)	19,708	23,187	3.28%	3.63%	3.63%	3.81%	3.81%	15.00%
Other securities, at fair value	53,114	76,483	3.93%	4.12%	4.12%	4.22%	4.22%	29.29%
Interest rate swaps	n/a	n/a	n/a	n/a	(0.55)%	n/a	(0.59)%	n/a
Total	$3,001,220	$3,333,130	2.99%	3.41%	2.87%	3.54%	2.95%	8.75%

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

At-The-Market Program

        In March 2017, we entered into an equity distribution agreement with JMP Securities LLC, or "JMP", which was amended on June 5, 2020, under which we may offer and sell up to $100.0 million shares of common stock in an At-The-Market equity offering from time to time through JMP. During the six months ended June 30, 2020, we sold 6,034,741 shares under this amended agreement with an average price of $3.70 per share for total net proceeds of $22.0 million.

Securitized Debt

In June 2020, we completed a residential mortgage-backed securitization comprised of a portion of our Residential Whole Loan portfolio. RMI 2015 Trust transferred $355.8 million of Non-QM Residential Whole Loans, to our wholly owned subsidiary, Arroyo Trust 2020. Arroyo Trust 2020 issued $341.7 million of mortgage-backed notes and we retained the subordinate Non-Offered Securities. At June 30, 2020, Residential Whole Loans, with an outstanding principal balance of approximately $353.2 million, serve as collateral for the Arroyo Trust 2020's securitized debt.

The following table summarizes the consolidated Arroyo Trust 2020's issued mortgage-backed notes at June 30, 2020 which is classified in "Securitized debt, net" in the Consolidated Balance Sheets (dollars in thousands):

Classes	Principal Balance	Coupon	Carrying Value	Contractual Maturity
Issued Mortgage-Backed Notes
Class A-1A	$266,790	1.7%	$266,843	3/25/2055
Class A-1B	31,658	2.1%	31,658	3/25/2055
Class A-2	13,518	2.9%	13,521	3/25/2055
Class A-3	17,963	3.3%	17,967	3/25/2055
Class M-1	11,739	4.3%	11,739	3/25/2055
Subtotal	$341,668		$341,728
Less: Unamortized deferred financing costs	N/A		2,727
Total	$341,668		$339,001

Cash Generated from Operations

For the six months ended June 30, 2020, net cash used in operating activities was approximately $158.4 million. This was primarily attributable margin settlements of interest rate swaps, operating expenses, general and administrative expenses which was offset by the net interest income we earned on our investments. For the six months ended June 30, 2019, net cash used in operating activities was approximately $74.3 million, attributable margin settlements of interest rate swaps, operating expenses, general and administrative expenses which was offset by the net interest income we earned on our investments.

Cash Provided by and Used in Investing Activities

For the six months ended June 30, 2020, net cash provided by investing activities was approximately $2.3 billion. This was primarily attributable to proceeds from sales to meet the margin calls and receipts of principal payments and payoffs on our investments, which was partially offset by our investment acquisitions. For the six months ended June 30, 2019, net cash used in investing activities was approximately $724.2 million. This was primarily attributable to investment acquisitions, including an investment from a consolidated CMBS VIE, which was partially offset by proceeds from sales and receipts of principal payments and payoffs on our investments investment.

Cash Provided by and Used in Financing Activities

For the six months ended June 30, 2020, net cash used in financing activities was approximately $2.2 billion. This was attributable to net repayments of our repurchase agreement borrowings to reduce our exposure to short term financings and repayment of securitized debt related to consolidated VIEs which was offset net proceeds from the Arroyo 2020-1 that closed during this quarter. For the six months ended June 30, 2019, net cash provided by financing activities was approximately $889.6 million.  This was attributable to net proceeds from financings during the quarter and a secondary public offering. Our net cash provided by financing activities was partially offset by dividends paid on our common stock.
Contractual Obligations and Commitments

Our contractual obligations as of June 30, 2020 are as follows (dollars in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Borrowings under repurchase agreements	$242,414	$126,747	$—	$—	$369,161
Contractual interest on repurchase agreements	10,852	1,279	—	—	12,131
Convertible senior unsecured notes	—	205,000	—	—	205,000
Contractual interest on convertible senior unsecured notes	13,838	20,756	—	—	34,594
Securitized debt(2)	474,435	—	—	1,041,542	1,515,977
Contractual interest on securitized debt(3)	38,407	62,150	62,235	780,678	943,470
Total: GAAP Basis - Excluding TBA - long positions	779,946	415,932	62,235	1,822,220	3,080,333
TBA - long positions	—	—	—	—	—
Total	$779,946	$415,932	$62,235	$1,822,220	$3,080,333

(1)The table above does not include amounts due under the Management Agreement (as defined herein) with our Manager, as those obligations do not have fixed and determinable payments.
(2)The securitized debt is non-recourse to us and can only be settled with the loans that serve as collateral. The collateral for the securitized debt has a principal balance of $1.6 billion. Assumes entire outstanding principal balance at June 30, 2020 is paid at maturity.
(3)For variable rate debt, the one month LIBOR rate as of June 30, 2020 of 0.2% was used to calculate the contractual interest.

 Management Agreement

On May 9, 2012, we entered into a management agreement (the “Management Agreement”) with our Manager which describes the services to be provided by our Manager and compensation for such services. Our Manager is responsible for managing our operations, including: (i) performing all of our day-to-day functions; (ii) determining investment criteria in conjunction with our Board of Directors; (iii) sourcing, analyzing and executing investments, asset sales and financings; (iv) performing asset management duties; and (v) performing financial and accounting management, subject to the direction and oversight of our Board of Directors. Pursuant to the terms of the Management Agreement, our Manager is paid a management fee equal to 1.50% per annum of our stockholders’ equity, (as defined in the Management Agreement), calculated and payable (in cash) quarterly in arrears. The Manager waived the management fee for March 2020 through May 2020 because of the unprecedented market disruption and dislocation across fixed income markets surrounding the uncertainty related to COVID-19 pandemic. Future waivers, if any, are at the Manager's discretion.

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

Dividends

To preserve liquidity, we suspended our first and second quarter common stock dividends given extraordinary market volatility driven by uncertainty surrounding the COVID-19 pandemic.  We will evaluate each subsequent quarter to determine our ability to pay a dividends to our stockholders based on our net taxable income if and to the extent authorized by our Board of Directors.  Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service payments.  If our cash available for distribution is less than our net taxable income, we could be required to sell assets or borrow funds to make cash distributions or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities.

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

As of June 30, 2020, four of the counterparties that we had outstanding repurchase agreement borrowings held collateral which we posted as security for such borrowings in excess of 5% of our stockholders’ equity.  Prior to entering into a repurchase agreement with any particular institution, our Manager does a thorough review of such potential counterparty.  Such review, however, does not assure the creditworthiness of such counterparty nor that the financial wherewithal of the counterparty will not deteriorate in the future.

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

The sensitivity analysis table presented below shows the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments, including interest rate swaps, Interest-Only Strips, and net interest income at June 30, 2020, assuming a static portfolio of assets. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our Manager’s expectations. The analysis presented utilizes our Manager’s assumptions, models and estimates, which are based on our Manager’s judgment and experience.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+1.00%	(36.91)%	(1.94)%
+0.50%	(18.56)%	(0.96)%
-0.50%	20.15%	0.34%
-1.00%	40.17%	(1.24)%

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

Certain assumptions have been made in connection with the calculation of the information set forth in the table above and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes.  The base interest rate scenario assumes interest rates at June 30, 2020.  The analysis presented utilizes assumptions and estimates based on our Manager’s judgment and experience.  Furthermore, while we generally expect to retain such assets and the associated interest rate risk, future purchases and sales of assets could materially change our interest rate risk profile.

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

We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of June 30, 2020. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

No change occurred in our internal control over financial reporting (as defined in Rule13a-15(f) and Rule 15d-15(f) of the Exchange Act) during the three months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  Legal Proceedings

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business.  As of June 30, 2020, the Company was not involved in any legal proceedings.

ITEM 1A.  Risk Factors

The Company is supplementing the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on March 6, 2020. These supplemental risk factors should be read in conjunction with the other risk factors described in the Form 10-K.

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

Our commercial mortgages collateralized by hotels, retail properties are disproportionately impacted by the effects of COVID-19. We expect over the near- and long-term that the economic impacts of the pandemic will impact the financial stability of these borrowers As a result, we expect that some of our borrowers will experience financial hardship, making it difficult to meet their payment obligations to us, leading to requests for forbearance and elevated levels of delinquency and default, which will have an adverse effect on our business, the value of these assets and our results of operations and financial condition. Future outbreaks involving other highly infectious or contagious diseases could have similar adverse effects.

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

In response to the pandemic, the U.S. government has taken various actions to support the economy and the continued functioning of the financial markets. The Federal Reserve has announced its commitment to purchase unlimited amounts of U.S. Treasuries, mortgage-backed securities, municipal bonds and other assets. In addition, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security (CARES) Act, has and is expected to provide billions of dollars of relief to individuals, businesses, state and local governments, and the health care system suffering the impact of the pandemic, including mortgage loan forbearance and modification programs to qualifying borrowers who have difficulty making their loan payments. There can be no assurance as to how, in the long term, actions by the U.S. government intended to counter the effects of the COVID-19 pandemic, including the CARES Act, will affect the efficiency, liquidity and stability of the financial and mortgage markets. To the extent the financial or mortgage markets do not respond favorably to these government actions, or such actions do not function as intended, our business, results of operations and financial condition may continue to be materially adversely affected.

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

In addition, if the regulatory capital requirements imposed on our lenders change, they may be required to significantly increase the cost of the financing that they provide to us. Our lenders also have revised and may continue to revise their eligibility requirements for the types of assets they are willing to finance or the terms of such financings, including haircuts and requiring additional collateral in the form of cash, based on, among other factors, the regulatory environment and their management of actual and perceived risk, particularly with respect to assignee liability. Moreover, the amount of financing we receive under our financing arrangements will be directly related to our lenders’ valuation of our assets subject to such agreements. Typically, repurchase agreements grant the lender the absolute right to reevaluate the fair market value of the assets that cover outstanding borrowings at any time. If a lender determines in its sole discretion that the value of the assets has decreased, it has the right to initiate a margin call. These valuations may be different than the values that we ascribe to these assets and may be influenced by recent asset sales and distressed levels by forced sellers. A margin call requires us to transfer additional assets to a lender without any advance of funds from the lender for such transfer or to repay a portion of the outstanding borrowings. We have experienced this phenomenon in recent weeks

In recent weeks, we have observed a significant mark-down on our assets by the counterparties to our financing arrangements, resulting in us having to pay cash or securities to satisfy higher than historical levels of margin calls. The significant decline in asset values resulted in us having to sell assets in order to these meet margin calls by our repurchase agreement counterparties. If in the future we are unable to post adequate collateral for a margin call by a counterparty, in a time frame as short as the close of the same business day, it could result in a condition of default under our repurchase agreements, thereby enabling the counterparty to liquidate the collateral pledged by us, which may have a material adverse effect on our financial position, results of operations and cash flows.
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

In response to the recent market dislocations resulting from the global pandemic of COVID-19, we made the determination that certain of our interest rate hedges were no longer effective in hedging asset market values and, as of March 23, 2020, had terminated or closed out all of our outstanding interest rate hedges and, overall, incurred realized losses. While we are monitoring market conditions and determining when we believe it would be appropriate and effective to re-implement interest rate hedging strategies, including by taking into account our future business activities and assets and liabilities, we will be exposed to the impact that changes in benchmark interest rates may have on the value of the loans, securities and other assets we own that are sensitive to interest rate changes, as well as long-term debt obligations that are sensitive to interest rate changes. There can be no assurance that future market conditions and our financial condition in the future will enable us to re-

establish an effective interest rate risk hedging program, even if in the future we believe it would otherwise be appropriate or desirable to do so.

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

On May 4, 2020 the IRS issued Revenue Procedure 2020-19, which modifies Revenue Procedure 2017-45 solely with respect to distributions by publicly owned REITs. Pursuant to this revenue procedure, effective for distributions declared on or after April 1, 2020, the IRS will treat the distribution of stock pursuant to an elective stock dividend as a distribution of property under Section 301 of the Code (i.e., as a dividend to the extent of our earnings and profits), as long as at least 10% of the total dividend is available in cash and certain other requirements outlined in the revenue procedure are met.

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

10.11*	Amendment No. 1 to the Equity Distribution Agreement, dated June 5, 2020, among Western Asset Mortgage Capital Corporation, Western Asset Management Company, LLC and JMP Securities LLC, incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-k, filed June 5, 2020.

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certifications of Chief Executive Officer aSection 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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

August 10, 2020

By:	/s/ LISA MEYER

Lisa Meyer
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

August 10, 2020