Form 10-Q
period 2020-09-30
Western Asset Mortgage Capital Corp
filed 2020-11-06
CIK 1465885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
 For the quarterly period ended September 30, 2020

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

As of November 4, 2020 there were 60,812,701 shares, par value $0.01, of the registrant’s common stock outstanding.

Part I
ITEM I. Financial Statements

Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands—except share and per share data)
(Unaudited)

	September 30, 2020	December 31, 2019
Assets:
Cash and cash equivalents	$27,459	$31,331
Restricted cash	95,579	52,948
Agency mortgage-backed securities, at fair value ($1,853 and $1,756,917 pledged as collateral, at fair value, respectively)	1,853	1,795,255
Non-Agency mortgage-backed securities, at fair value ($182,125 and $292,613 pledged as collateral, at fair value, respectively)	207,137	361,833
Other securities, at fair value ($41,055 and $80,031 pledged as collateral, at fair value, respectively)	41,055	80,161
Residential Whole Loans, at fair value ($1,096,997 and $1,375,860 pledged as collateral, at fair value, respectively)	1,096,997	1,375,860
Residential Bridge Loans ($16,333 and $33,269 at fair value and $16,828 and $34,897 pledged as collateral, respectively)	17,841	36,419
Securitized commercial loans, at fair value	1,687,545	909,040
Commercial Loans, at fair value ($325,651 and $350,213 pledged as collateral, at fair value, respectively)	325,651	370,213
Investment related receivable	18,861	19,931
Interest receivable	14,101	19,413
Due from counterparties	1,192	98,947
Derivative assets, at fair value	481	5,111
Other assets	4,418	4,509
Total Assets (1)	$3,540,170	$5,160,971

Liabilities and Equity:
Liabilities:
Repurchase agreements, net	$358,525	$2,824,801
Convertible senior unsecured notes, net	194,510	197,299
Securitized debt, net ($1,636,460 and $681,643 at fair value and $207,852 and $142,905 held by affiliates, respectively)	2,602,909	1,477,454
Interest payable (includes $660 and $647 on securitized debt held by affiliates, respectively)	8,840	15,001
Due to counterparties	17	709
Derivative liability, at fair value	1,166	6,370
Accounts payable and accrued expenses	3,992	3,188
Payable to affiliate	3,255	2,148
Dividend payable	3,041	16,592
Other liabilities	116,124	52,948
Total Liabilities (2)	3,292,379	4,596,510

Commitments and contingencies

Stockholders’ Equity:
Common stock: $0.01 par value, 500,000,000 shares authorized, 60,812,701 and 53,523,876 outstanding, respectively	609	535
Preferred stock, $0.01 par value, 100,000,000 shares authorized and no shares outstanding	—	—
Treasury stock, at cost, 100,000 and 0 shares held, respectively	(578)	—
Additional paid-in capital	915,258	889,227
Retained earnings (accumulated deficit)	(667,500)	(325,301)
Total Stockholders’ Equity	247,789	564,461
Non-controlling interest	2	—
Total Equity	247,791	564,461
Total Liabilities and Equity	$3,540,170	$5,160,971
 See notes to unaudited consolidated financial statements.
Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Balance Sheets (Continued)
(in thousands—except share and per share data)
(Unaudited)

	September 30, 2020	December 31, 2019
(1) Assets of consolidated VIEs included in the total assets above:
Cash and cash equivalents	$—	$7,589
Restricted cash	95,579	52,948
Residential Whole Loans, at fair value ($1,096,997 and $1,375,860 pledged as collateral, at fair value, respectively)	1,096,997	1,375,860
Residential Bridge Loans ($15,319 and $31,748 at fair value and $16,828 and $34,897 pledged as collateral, respectively)	16,828	34,897
Securitized commercial loans, at fair value	1,687,545	909,040
Commercial Loans, at fair value ($72,699 and $90,788 pledged as collateral, at fair value, respectively)	72,699	90,788
Investment related receivable	18,817	19,138
Interest receivable	11,287	10,829
Other assets	92	90
Total assets of consolidated VIEs	$2,999,844	$2,501,179

(2) Liabilities of consolidated VIEs included in the total liabilities above:
Securitized debt, net ($1,636,460 and $681,643 at fair value and $207,852 and $142,905 held by affiliates, respectively)	$2,602,909	$1,477,454
Interest payable (includes $660 and $647 on securitized debt held by affiliates, respectively)	7,681	3,886
Accounts payable and accrued expenses	410	185
Other liabilities	95,579	52,948
Total liabilities of consolidated VIEs	$2,706,579	$1,534,473

See notes to unaudited consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Statements of Operations
(in thousands—except share and per share data)
(Unaudited)

	For the three months ended September 30, 2020	For the three months ended September 30, 2019	For the nine months ended September 30, 2020	For the nine months ended September 30, 2019
Net Interest Income
Interest income	$43,970	$55,652	$130,310	$161,503
Interest expense (includes $2,647, $964, $5,203 and $4,408 on securitized debt held by affiliates, respectively)	33,853	39,082	94,376	113,440
Net Interest Income	10,117	16,570	35,934	48,063

Other Income (Loss)
Realized gain (loss), net	718	21,399	82,944	16,286
Other than temporary impairment	—	(1,819)	—	(6,346)
Unrealized gain (loss), net	54,690	35,030	(225,381)	160,425
Gain (loss) on derivative instruments, net	(88)	(47,056)	(197,922)	(145,734)
Other, net	(31)	918	385	1,686
Other Income (Loss)	55,289	8,472	(339,974)	26,317

Expenses
Management fee to affiliate	1,513	1,800	3,016	5,367
Financing fee	—	—	20,540	—
Other operating expenses	1,198	1,589	2,994	4,440
General and administrative expenses:
Compensation expense	716	671	2,070	1,920
Professional fees	827	973	3,848	2,949
Other general and administrative expenses	1,138	344	2,263	1,059
Total general and administrative expenses	2,681	1,988	8,181	5,928
Total Expenses	5,392	5,377	34,731	15,735

Income (loss) before income taxes	60,014	19,665	(338,771)	58,645
Income tax provision (benefit)	205	(55)	367	435
Net income (loss)	59,809	19,720	(339,138)	58,210
Net income attributable to non-controlling interest	2	—	6	—
Net income (loss) attributable to common stockholders and participating securities	$59,807	$19,720	$(339,144)	$58,210

Net income (loss) per Common Share — Basic	$0.98	$0.37	$(6.02)	$1.15
Net income (loss) per Common Share — Diluted	$0.98	$0.37	$(6.02)	$1.15

See notes to unaudited consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Statements of Changes in Equity
(in thousands—except shares and share data)
(Unaudited)

	Three Months Ended September 30, 2020
	Common Stock Outstanding		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Stockholders' Equity	Non-Controlling Interest	Total Equity
	Shares	Par
Balance at June 30, 2020, as Revised	59,458,617	$595	$911,488	$(724,252)	$(578)	$187,253	$2	$187,255
Exchange of convertible senior notes	1,354,084	14	3,574	—	—	3,588	—	3,588
Vesting of restricted stock	—	—	182	—	—	182	—	182
Net income	—	—	—	59,807	—	59,807	2	59,809
Dividends declared on non-controlling interest	—	—	—	—	—	—	(2)	(2)
Dividends declared on common stock	—	—	14	(3,055)	—	(3,041)	—	(3,041)
Balance at September 30, 2020	60,812,701	$609	$915,258	$(667,500)	$(578)	$247,789	$2	$247,791

	Three Months Ended September 30, 2019
	Common Stock Outstanding		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Stockholders' Equity	Non-Controlling Interest	Total Equity
	Shares	Par
Balance at June 30, 2019	53,224,379	$532	$883,417	$(324,323)	$—	$559,626	$—	$559,626
Offering costs	—	—	(41)	—	—	(41)	—	(41)
Equity component of convertible senior unsecured notes	—	—	1,390	—	—	1,390	—	1,390
Vesting of restricted stock	—	—	164	—	—	164	—	164
Net income	—	—	—	19,720	—	19,720	—	19,720
Dividends declared on common stock	—	—	48	(16,547)	—	(16,499)	—	(16,499)
Balance at September 30, 2019	53,224,379	$532	$884,978	$(321,150)	$—	$564,360	$—	$564,360

	Nine Months Ended September 30, 2020
	Common Stock Outstanding		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Stockholders' Equity	Non-Controlling Interest
	Shares	Par						Total
Balance at December 31, 2019	53,523,876	$535	$889,227	$(325,301)	$—	$564,461	$—	$564,461
Proceeds from public offerings of common stock	6,034,741	60	22,297	—	—	22,357	—	22,357
Offering costs	—	—	(371)	—	—	(371)	—	(371)
Proceeds from non-controlling interest, net of offering costs	—	—	—	—	—	—	2	2
Exchange of convertible senior notes	1,354,084	14	3,574	—	—	3,588	—	3,588
Vesting of restricted stock	—	—	517	—	—	517	—	517
Treasury stock	(100,000)	—	—	—	(578)	(578)	—	(578)
Net loss	—	—	—	(339,144)	—	(339,144)	6	(339,138)
Dividends declared on non-controlling interest	—	—	—	—	—	—	(6)	(6)
Dividends declared on common stock	—	—	14	(3,055)	—	(3,041)	—	(3,041)
Balance at September 30, 2020	60,812,701	$609	$915,258	$(667,500)	$(578)	$247,789	$2	$247,791

	Nine Months Ended September 30, 2019
	Common Stock Outstanding		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Stockholders' Equity	Non-Controlling Interest
	Shares	Par						Total
Balance at December 31, 2018	48,116,379	$481	$833,810	$(331,282)	$—	$503,009	$—	$503,009
Proceeds from public offerings of common stock	5,000,000	50	49,600	—	—	49,650	—	49,650
Offering costs	—	—	(350)	—	—	(350)	—	(350)
Equity component of convertible senior unsecured notes	—	—	1,390	—	—	1,390	—	1,390
Grants of restricted stock	108,000	1	(1)	—	—	—	—	—
Vesting of restricted stock	—	—	399	—	—	399	—	399
Net income	—	—	—	58,210	—	58,210	—	58,210
Dividends declared on common stock	—	—	130	(48,078)	—	(47,948)	—	(47,948)
Balance at September 30, 2019	53,224,379	$532	$884,978	$(321,150)	$—	$564,360	$—	$564,360

See notes to unaudited consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows (in thousands)
(Unaudited)

	For the nine months ended September 30, 2020	For the nine months ended September 30, 2019
Cash flows from operating activities:
Net income (loss)	$(339,138)	$58,210
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Premium amortization and (discount accretion), net	5,291	5,165
Interest income earned added to principal of investments	(647)	—
Amortization of deferred financing costs	2,165	942
Amortization of discount on convertible senior unsecured notes	830	461
Restricted stock amortization	517	399
Interest payments and basis recovered on MAC interest rate swaps	202	4,870
Premium on purchase of Residential Whole Loans	(3,858)	(6,940)
Premium on purchase of securitized commercial loans	—	(3,769)
Unrealized (gain) loss, net	225,381	(160,425)
Realized gain on exchange of convertible senior notes for common stock	(1,258)	—
Realized loss on sale of real estate owned ("REO")	680	33
Unrealized (gain) loss on derivative instruments, net	4,122	(3,293)
Other than temporary impairment	—	6,346
Realized (gain) loss on investments, net	(82,366)	(16,319)
Loss on derivatives, net	13,133	2,068
Changes in operating assets and liabilities:
Decrease in interest receivable	5,312	3,158
(Increase) decrease in other assets	(1,933)	267
(Decrease) increase in interest payable	(6,161)	1,202
Increase (decrease) in accounts payable and accrued expenses	804	(134)
Increase (decrease) in payable to affiliate	1,107	(2,589)
Increase in other liabilities	20,540	—
Net cash used in operating activities	(155,277)	(110,348)
Cash flows from investing activities:
Purchase of securities	(320,996)	(1,468,473)
Proceeds from sale of securities	2,216,830	808,440
Proceeds from sale of REO	2,491	219
Principal repayments and basis recovered on securities	32,401	85,980
Purchase of Residential Whole Loans	(109,480)	(323,003)
Proceeds from sale of Residential Whole Loans	144,258	—
Principal repayments on Residential Whole Loans	210,097	165,224
Purchase of commercial loans	—	(300,919)
Principal repayments on commercial loans	37,728	76,000
Purchase of securitized commercial loans	—	(900,000)
Principal repayments on securitized commercial loans	211,205	1,214,583
Principal repayments on Residential Bridge Loans	16,759	186,989
Payment of premium for option derivatives	—	(780)
Premium received from option derivatives	—	2,157
Premium for credit default swaps, net	(14,028)	3,884
Net settlements of TBAs	(2,430)	—
(Payments on) Proceeds from termination of futures, net	—	(6,718)
Interest payments and basis recovered on MAC interest rate swaps	(202)	(4,870)
Due from counterparties	2,160	(3,720)
Premium for interest rate swaptions, net	80	(332)
Net cash provided by (used in) investing activities	2,426,873	(465,339)

Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Continued) (in thousands)
(Unaudited)

	For the nine months ended September 30, 2020	For the nine months ended September 30, 2019

Cash flows from financing activities:
Proceeds from issuance of common stock	22,357	49,650
Payment of offering costs	(374)	(490)
Repurchase of common stock	(578)	—
Proceeds from issuance of convertible senior notes	—	40,000
Proceeds from offering to non-controlling interest, net of offering costs	2	—
Proceeds from repurchase agreement borrowings	9,149,204	16,401,124
Repayments of repurchase agreement borrowings	(11,615,203)	(16,294,853)
Proceeds from securitized debt	460,787	1,757,464
Repayments of securitized debt	(366,828)	(1,233,153)
Payments made for deferred financing costs	(3,145)	(7,023)
Due from counterparties, net	95,595	(46,813)
Due to counterparties, net	(692)	(15,685)
(Decrease) increase in other liabilities	42,634	(19,351)
Dividends paid on common stock	(16,592)	(46,365)
Dividends paid to non-controlling interest	(4)	—
Net cash (used in) provided by financing activities	(2,232,837)	584,505
Net (decrease) increase in cash, cash equivalents and restricted cash	38,759	8,818
Cash, cash equivalents and restricted cash, beginning of period	84,279	77,795
Cash, cash equivalents and restricted cash, end of period	$123,038	$86,613

Supplemental disclosure of operating cash flow information:
Interest paid	$90,885	$113,746
Income taxes paid	$810	$454
Supplemental disclosure of non-cash financing/investing activities:
Underwriting and offering costs payable	$—	$38
Principal payments of securities, not settled	$44	$—
Securities purchased, not settled	$—	$(71,146)
Assets of deconsolidated VIE	$(150,804)	$—
Liabilities of deconsolidated VIE	$143,952	$—
Mortgage-backed securities recorded upon deconsolidation	$6,852	$—
Assets of consolidated VIE	$1,245,287	$—
Liabilities of consolidated VIE	$(1,231,549)	$—
Mortgage-backed securities derecognized upon VIE consolidation	$(13,737)	$—
Dividends and distributions declared, not paid	$3,041	$16,499
Dividends to non-controlling interest, not paid	$2	$—
Principal payments of Residential Whole Loans, not settled	$16,097	$21,621
Principal payments of Residential Bridge Loans, not settled	$2,720	$10,412
Other assets - Transfer of Bridge Loans to REO	$419	$3,536
Financing fee payable	$(20,540)	$—
Exchange of convertible senior notes for commons stock	$3,588	$—

Reconciliation of cash, cash equivalents and restricted cash reported in the Consolidated Balance Sheets:
Cash and cash equivalents	$27,459	$50,157
Restricted cash	95,579	36,456
Total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$123,038	$86,613
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

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited financial statements and related notes have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial reporting in accordance with Article 10 of Regulation S-X and the instructions to Form 10-Q. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary have been made to state fairly the Company’s financial position, results of operations and cash flows. The results of operations for the period ended September 30, 2020, are not necessarily indicative of the results to be expected for the full year or any future period. These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 6, 2020.

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

To assess whether the Company has the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance, it considers all facts and circumstances, including its role in establishing the VIE and its ongoing rights and responsibilities. This assessment includes: first, identifying the activities that most significantly impact the VIE’s economic performance; and second, identifying which party, if any, has power over those activities. In general, the parties that make the most significant decisions affecting the VIE or have the right to unilaterally remove those decision makers are deemed to have the power to direct the activities of a VIE.

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

Revision of Previously Issued Quarterly Financial Statements

During the third quarter 2020, as part of the close process, the Company discovered an under accrual related to one of its financing arrangements for $1.5 million. The Company has evaluated the impact of this error and has concluded that individually and in the aggregate, the error was not material to the previously issued June 30, 2020 Form 10-Q. However, the Company has decided to revise the June 30, 2020 financial statements. The below tables summarize the effects of the revision of the interest expense under accrual on the originally reported amounts:

	As of June 30, 2020
Dollars in thousands	As Originally Reported	Adjustments	Revised	Change %
Consolidated Balance Sheets (effect on individual line items)
Interest payable	7,710	1,459	9,169	18.9%
Total Liabilities	2,091,309	1,459	2,092,768	0.1%
Total Stockholders' Equity	188,712	(1,459)	187,253	(0.8)%
Total Equity	188,714	(1,459)	187,255	(0.8)%

	For the three months ended June 30, 2020
Dollars in thousands (except per share data)	As Originally Reported	Adjustments	Revised	Change %
Consolidated Statements of Operations (effect on individual line items)
Interest expense	22,959	1,459	24,418	6.4%
Net Interest Income	8,535	(1,459)	7,076	(17.1)%
Income (loss) before income taxes	(15,378)	(1,459)	(16,837)	9.5%
Net income (loss)	(15,633)	(1,459)	(17,092)	9.3%
Net income (loss) attributable to common shareholders and participating securities	(15,635)	(1,459)	(17,094)	9.3%
Net income (loss) per Common Share - Basic	(0.29)	(0.02)	(0.31)	6.9%
Net income (loss) per Common Share - Diluted	(0.29)	(0.02)	(0.31)	6.9%

	For the six months ended June 30, 2020
Dollars in thousands (except per share data)	As Originally Reported	Adjustments	Revised	Change %
Consolidated Statements of Operations (effect on individual line items)
Interest expense	59,064	1,459	60,523	2.5%
Net Interest Income	27,276	(1,459)	25,817	(5.3)%
Income (loss) before income taxes	(397,326)	(1,459)	(398,785)	0.4%
Net income (loss)	(397,488)	(1,459)	(398,947)	0.4%
Net income (loss) attributable to common shareholders and participating securities	(397,492)	(1,459)	(398,951)	0.4%
Net income (loss) per Common Share - Basic	(7.35)	(0.03)	(7.38)	0.4%
Net income (loss) per Common Share - Diluted	(7.35)	(0.03)	(7.38)	0.4%

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

Impact of the COVID-19 Pandemic

The outbreak of COVID-19, which the World Health Organization designated a pandemic, created unprecedented market disruption and dislocation across fixed income markets. The conditions caused by the pandemic created an extreme lack of liquidity in mortgage markets, combined with forced selling led to swift and dramatic price declines. The illiquidity was exacerbated by inadequate demand for MBS among primary dealers due to balance sheet constraints. During late March 2020 and April 2020, the significant decline in value of the Company's investment portfolio resulted in substantial margin calls from its repurchase agreement counterparties. In order to satisfy the margin calls, the Company sold a significant portion of its investments resulting in a material adverse impact on book value, earnings and financial position. During the third quarter our portfolio has experienced improved valuations and the Company did not have significant asset sales or margin calls during the quarter.

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

As of January 1, 2020, the Company has adopted ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments or CECL in the first quarter of 2020. The standard significantly changes how entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through the income statement. The standard replaced the current "incurred loss" approach with an "expected loss" model for instruments measured at amortized cost. Because the Company elected the Fair Value Option on most of its investments, an allowance is recorded rather than reduce the carrying amount, as was done under the “other than temporary impairment model”. The difference between the amortized cost basis and the fair value is recorded in the “Unrealized, gain (loss), net”. The Company performs both qualitative and quantitative analysis factors to determine if a credit loss exist. The qualitative analysis includes assessing the security’s collateral, industry, geographic area, credit enhancement, payment structure, and credit rating. Solely for the purposes of calculating interest income the Company maintains a “shadow allowance”. The shadow allowance is determined for purposes of ensuring subsequent improvements in cash flows would first reduce the “shadow allowance” and then be treated as prospective yield adjustments. The “shadow allowance” is an operational account for the purposes of determining and calculating accretable yield and accretable basis and would not be recorded in the Company’s financial statements.

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

Note 3 — Fair Value of Financial Instruments

The following tables present the Company’s financial instruments carried at fair value as of September 30, 2020 and December 31, 2019, based upon the valuation hierarchy (dollars in thousands):

	September 30, 2020
	Fair Value
	Level I	Level II	Level III	Total
Assets
Agency RMBS Interest-Only Strips	$—	$—	$153	$153
Agency RMBS Interest-Only Strips accounted for as derivatives, included in MBS	—	—	1,700	1,700
Subtotal Agency MBS	—	—	1,853	1,853
Non-Agency CMBS	—	172,391	8,930	181,321
Non-Agency RMBS	—	—	21,568	21,568
Non-Agency RMBS Interest-Only Strips	—	—	4,248	4,248
Subtotal Non-Agency MBS	—	172,391	34,746	207,137

Other securities	—	32,542	8,513	41,055
Total mortgage-backed securities and other securities	—	204,933	45,112	250,045

Residential Whole Loans	—	—	1,096,997	1,096,997
Residential Bridge Loans	—	—	16,333	16,333
Securitized commercial loans	—	—	1,687,545	1,687,545
Commercial Loans	—	—	325,651	325,651
Derivative assets	—	481	—	481
Total Assets	$—	$205,414	$3,171,638	$3,377,052

Liabilities
Derivative liabilities	$—	$1,166	$—	$1,166
Securitized debt	—	1,619,093	17,367	1,636,460
Total Liabilities	$—	$1,620,259	$17,367	$1,637,626

	December 31, 2019
	Fair Value
	Level I	Level II	Level III	Total
Assets
Agency CMBS	$—	$1,435,477	$—	$1,435,477
Agency CMBS Interest-Only Strips accounted for as derivatives, included in MBS	—	3,092	—	3,092
Agency RMBS	—	340,771	—	340,771
Agency RMBS Interest-Only Strips	—	—	10,343	10,343
Agency RMBS Interest-Only Strips accounted for as derivatives, included in MBS	—	—	5,572	5,572
Subtotal Agency MBS	—	1,779,340	15,915	1,795,255

Non-Agency CMBS	—	316,019	—	316,019
Non-Agency RMBS	—	—	38,131	38,131
Non-Agency RMBS Interest-Only Strips	—	—	7,683	7,683
Subtotal Non-Agency MBS	—	316,019	45,814	361,833

Other securities	—	62,965	17,196	80,161
Total mortgage-backed securities and other securities	—	2,158,324	78,925	2,237,249

Residential Whole Loans	—	—	1,375,860	1,375,860
Residential Bridge Loans	—	—	33,269	33,269
Securitized commercial loan	—	—	370,213	370,213
Commercial Loans	—	—	909,040	909,040
Derivative assets	—	5,111	—	5,111
Total Assets	$—	$2,163,435	$2,767,307	$4,930,742

Liabilities
Derivative liabilities	$—	$6,370	$—	$6,370
Securitized debt	—	680,586	1,057	681,643
Total Liabilities	$—	$686,956	$1,057	$688,013

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

Residential Whole Loans and Residential Bridge Loans

Values for the Company's Non-QM Residential Whole Loans and Bridge Loans are based upon prices obtained from an independent third party pricing service that specializes in loan valuation, utilizing a discounted cash flow valuation model that is calibrated to recent loan trade execution. Their valuation methodology incorporates commonly used market pricing methods, which include the inputs considered most significant to the determination of fair value of the Company's Residential Whole Loans and Residential Bridge Loans. The key loan inputs include loan balance, interest rate, loan to value, delinquencies and fair value of the collateral for collateral dependent loans. The assumptions made by the independent third party pricing service includes the yield, default assumption and loss severity. Other inputs and assumptions relevant to the pricing of Residential Whole Loans include FICO scores and prepayment speeds.

In the third quarter of 2020 there was very limited, if any residential whole loans sale transactions. As a result the independent third party pricing service used recent residential whole loans securitization transactions, which was very active, to form their opinion on the appropriate discount rate. To arrive at the appropriate discount rate for residential whole loans, the vendor made adjustments for deal cost and liquidity premium.

The values for the Conforming Residential Whole Loan Portfolio were based on a third party pricing service valuation model that assigns a loan value using TBA prices, adjusted for delivery to Fannie Mae using Fannie Mae's loan-level price adjustment matrix. In addition to pricing the underlying mortgages, the third party pricing service uses a service release premium valuation representing the sale of the right to service the mortgages. Together, the TBA price and service release premium price form the "All-In" price for these mortgages. During the second quarter of 2020, the Company sold its Conforming Residential Whole Loan portfolio and as of September 30, 2020, holds no Conforming Residential Whole Loans in its investment portfolio.

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

Securitized commercial loans

Values for the Company’s securitized commercial loans are based on the CFE valuation methodology.  Since there is an extremely limited market for the securitized commercial loans, the Company determined the securitized debt is more actively traded and therefore was more observable.  Due to the inherent uncertainty of the securitized commercial loans' valuation, the Company classifies its securitized commercial loans as Level III.

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

Derivatives

Values for the Company's derivatives are based upon prices from third party pricing services, whose pricing is subject to review by the Manager’s pricing committee. In valuing its over-the-counter interest rate derivatives, such as swaps and swaptions, its currency derivatives, such as swaps and forwards and credit derivatives such as total return swaps, the Company considers the creditworthiness of both the Company and its counterparties, along with collateral provisions contained in each derivative agreement, from the perspective of both the Company and its counterparties. No credit valuation adjustment was made in determining the fair value of interest rate derivatives and/or futures contracts for the periods ended September 30, 2020 and December 31, 2019.

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

The following tables present a summary of the available quantitative information about the significant unobservable inputs used in the fair value measurement of financial instruments for which the Company has utilized Level III inputs to determine fair value as of September 30, 2020 and December 31, 2019 (dollars in thousands):

	Fair Value at			Range
	September 30, 2020	Valuation Technique	Unobservable Input	Minimum	Maximum		Weighted Average

Residential Whole-Loans	1,096,997	Discounted Cash Flow	Yield	2.0%	7.5%		4.0%
			Weighted Average Life	1.2	6.4		2.7
Residential Bridge Loans	16,333	Discounted Cash Flow	Yield	8.0%	36.9%	(1)	14.9%
			Weighted Average Life	0.3	2.3		1.0
Commercial Loans	325,651	Discounted Cash Flow	Yield	6.3%	14.7%		9.3%
			Weighted Average Life	0.7	2.2		0.9

	Fair Value at			Range
	December 31, 2019	Valuation Technique	Unobservable Input	Minimum	Maximum		Weighted Average

Residential Whole-Loans(2)	1,200,566	Discounted Cash Flow	Yield	3.4%	7.0%		3.7%
			Weighted Average Life	1.4	7.8		3.0
Residential Bridge Loans	33,269	Discounted Cash Flow	Yield	7.5%	27.0%	(1)	9.8%
			Weighted Average Life	0.3	1.8		0.8
Commercial Loans	370,213	Discounted Cash Flow	Yield	4.7%	10.9%		7.5%
			Weighted Average Life	0.4	2.9		1.6

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

The following tables present additional information about the Company’s financial instruments which are measured at fair value on a recurring basis for which the Company has utilized Level III inputs to determine fair value:

	Three months ended September 30, 2020
$ in thousands	Agency MBS	Non-Agency MBS	Other Securities	Residential Whole Loans	Residential Bridge Loans	Commercial Loans	Securitized commercial loans	Securitized debt
Beginning balance	$1,975	$33,984	$8,695	$1,124,051	$24,171	$323,474	$465,694	$31
Transfers into Level III from Level II	—	—	—	—	—	—	—	—
Transfers from Level III into Level II	—	—	—	—	—	—	—	—
Transfers to REO	—	—	—	—	—	—	—	—
VIE consolidation	—	—	—	—	—	—	1,245,287	17,960
Loan modifications / capitalized interest	—	—	—	607	—	33	—	—
Principal repayments	—	(97)	—	(74,818)	(7,942)	(91)	(32,560)	—
Total net gains / losses included in net income
Realized gains/(losses), net on assets	—	—	—	—	(288)	—	—	—
Realized (gains)/losses, net on liabilities	—	—	—	—	—	—	—	—
Unrealized gains/(losses), net on assets(1)	61	950	(188)	48,108	412	2,195	4,567	—
Unrealized (gains)/losses, net on liabilities(2)	—	—	—	—	—	—	—	122
Premium and discount amortization, net	(183)	(91)	6	(951)	(20)	40	4,557	(746)
Ending balance	$1,853	$34,746	$8,513	$1,096,997	$16,333	$325,651	$1,687,545	$17,367

Unrealized gains/(losses), net on assets held at the end of the period(1)	$61	$950	$(188)	$45,948	$29	$2,195	$4,567	$—
Unrealized gains/(losses), net on liabilities held at the end of the period(2)	$—	$—	$—	$—	$—	$—	$—	$(122)

	Three months ended September 30, 2019
$ in thousands	Agency MBS	Non-Agency MBS	Other Securities	Residential Whole Loans	Residential Bridge Loans	Commercial Loans	Securitized commercial loan	Securitized debt
Beginning balance	$58,917	$47,187	$17,797	$1,206,220	$87,402	$312,032	$804,134	$2,876
Transfers into Level III from Level II	—	—	—	—	—	—	—	—
Transfers from Level III into Level II	(43,686)	—	—	—	—	—	—	—
Purchases	68,633	—	—	80,725	—	129,730	—	—
Sales and settlements	(401)	—	—	—	—	—	—	—
Transfers to REO	—	—	—	—	(2,677)	—	—	—
Principal repayments	—	(311)	(253)	(78,672)	(36,978)	—	(100,700)	—
Total net gains / losses included in net income			0
Realized gains/(losses), net on assets	—	—	—	—	(195)	—	—	—
Other than temporary impairment	(193)	(27)	—	—	—	—	—	—
Unrealized gains/(losses), net on assets(1)	2,256	970	305	1,875	569	204	(845)	—
Unrealized (gains)/losses, net on liabilities(2)	—	—	—	—	—	—	—	(71)
Premium and discount amortization, net	(983)	(564)	(74)	(911)	(67)	66	(754)	(829)
Ending balance	$84,543	$47,255	$17,775	$1,209,237	$48,054	$442,032	$701,835	$1,976

Unrealized gains/(losses), net on assets held at the end of the period(1)	$844	$970	$305	$3,239	$(41)	$204	$(845)	$—
Unrealized gains/(losses), net on liabilities held at the end of the period(2)	$—	$—	$—	$—	$—	$—	$—	$71

	Nine months ended September 30, 2020
$ in thousands	Agency MBS	Non-Agency MBS	Other Securities	Residential Whole-Loans	Residential Bridge Loans	Commercial Loans	Securitized commercial loan	Securitized debt
Beginning balance	$15,915	$45,814	$17,196	$1,375,860	$33,269	$370,213	$909,040	$1,057
Transfers into Level III from Level II	—	—	—	—	—	—	—	—
Transfers from Level III into Level II	—	—	(6,482)	—	—	—	—	—
Purchases	—	—	—	103,758	—	—	—	—
Sales and settlements	(11,529)	(12,658)	—	(144,259)	—	—	—	—
Transfers to REO	—	—	—	—	(419)	—	—	—
VIE consolidation	—	—	—	—	—	—	1,245,287	17,960
VIE deconsolidation	—	6,852	—	—	—	—	(150,804)	—
Loan modifications / capitalized interest	—	—	—	614	—	33	—	—
Principal repayments	—	(628)	(154)	(199,655)	(15,821)	(37,728)	(211,204)	—
Total net gains / losses included in net income
Realized gains/(losses), net on assets	1,528	(60)	—	(10,511)	(346)	—	—	—
Unrealized gains/(losses), net on assets(1)	(2,594)	(3,633)	(2,025)	(25,766)	(290)	(7,218)	(109,683)	—
Unrealized (gains)/losses, net on liabilities(2)	—	—	—	—	—	—	—	(432)
Premium and discount amortization, net	(1,467)	(941)	(22)	(3,044)	(60)	351	4,909	(1,218)
Ending balance	$1,853	$34,746	$8,513	$1,096,997	$16,333	$325,651	$1,687,545	$17,367

Unrealized gains/(losses), net on assets held at the end of the period(1)	$(601)	$(3,403)	$(675)	$(18,880)	$(618)	$(7,218)	$(50,517)	$—
Unrealized gains/(losses), net on liabilities held at the end of the period(2)	$—	$—	$—	$—	$—	$—	$—	$432

	Nine months ended September 30, 2019
$ in thousands	Agency MBS	Non-Agency MBS	Other Securities	Residential Whole-Loans	Residential Bridge Loans	Commercial Loans	Securitized commercial loan	Securitized debt
Beginning balance	$19,837	$50,555	$8,951	$1,041,885	$211,999	$216,123	$1,013,511	$2,286
Transfers into Level III from Level II	—	—	8,386	—	—	—	—	—
Transfers from Level III into Level II	—	—	—	—	—	—	—	—
Purchases	66,641	—	—	318,130	—	225,109	903,770	—
Sales and settlements	(401)	—	—	—	—	—	—	3,769
Transfers to REO	—	—	—	—	(2,677)	—	—	—
Principal repayments	—	(837)	(439)	(166,015)	(160,240)	—	(1,214,584)	—
Total net gains / losses included in net income
Realized gains/(losses), net on assets	—	—	—	—	(444)	—	—	—
Realized (gains)/losses, net on liabilities	—	—	—	—	—	—	—	—
Other than temporary impairment	(222)	(1,204)	—	—	—	—	—	—
Unrealized gains/(losses), net on assets(1)	1,776	494	1,123	17,281	80	368	1,076	—
Unrealized (gains)/losses, net on liabilities(2)	—	—	—	—	—	—	—	(2,088)
Premium and discount amortization, net	(3,088)	(1,753)	(246)	(2,044)	(664)	432	(1,938)	(1,991)
Ending balance	$84,543	$47,255	$17,775	$1,209,237	$48,054	$442,032	$701,835	$1,976

Unrealized gains/(losses), net on assets held at the end of the period(1)	$1,771	$494	$1,123	$18,247	$(678)	$368	$1,104	$—
Unrealized gains/(losses), net on liabilities held at the end of the period(2)	$—	$—	$—	$—	$—	$—	$—	$90

(1)Gains and losses are included in "Unrealized gain (loss), net" in the Consolidated Statements of Operations.
(2)Gains and losses on securitized debt are included in "Unrealized gain (loss), net" in the Consolidated Statements of Operations.

Transfers between hierarchy levels for the three and nine months ended September 30, 2020 and September 30, 2019 were based on the availability of sufficient observable inputs. Movements from Level II to Level III was based on the back-testing of historical sales transactions performed by the Manager, which did not provide sufficient observable data to meet Level II versus Level III criteria, resulting in the movement from Level II to Level III. Movements from Level III to Level II was based on information received from a third party pricing service which, along with the back-testing of historical sales transactions performed by the Manager, which provided the sufficient observable data for the movement from Level III to Level II. The Company did not have transfers between either Level I and Level II or Level I and Level III for the three and nine months ended September 30, 2020 and September 30, 2019.

Other Fair Value Disclosures

Certain Residential Bridge Loans, repurchase agreement borrowings, convertible senior unsecured notes and securitized debt are not carried at fair value in the consolidated financial statements. The following table presents the carrying value and estimated fair value of the Company’s financial instruments that are not carried at fair value as of September 30, 2020 and December 31, 2019 in the consolidated financial statements (dollars in thousands):

	September 30, 2020		December 31, 2019
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets
Residential Bridge Loans	$1,508	$1,501	$3,150	$3,148
Total	$1,508	$1,501	$3,150	$3,148

Liabilities
Borrowings under repurchase agreements	$358,525	$361,421	$2,824,801	$2,829,093
Convertible senior unsecured notes	194,510	172,430	197,299	209,172
Securitized debt(1)	973,680	995,536	801,109	810,914
Total	$1,526,715	$1,529,387	$3,823,209	$3,849,179

(1) Carrying value excludes $7.2 million and $5.3 million of deferred financing costs as of September 30, 2020 and December 31, 2019, respectively.

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

Securitized debt

Values for the Company's securitized debt, related to the securitization of a portion of its Residential Whole Loans, are based upon prices obtained from independent third party pricing services. The valuation methodology of the third party pricing services incorporates market information and commonly used market pricing methods, which include actual trades and quoted prices for similar or identical instruments. In determining the proper fair value hierarchy or level, the Company considers the amount of available observable market data for each security. Since the securitized debt represents traded debt securities, the Manager's pricing team reviews the trade activity during the quarter for each security to determine the appropriate level within the fair value hierarchy. If there is sufficient trade data above a predetermined threshold, the Manager determines it has sufficient observable market data and the debt security will be categorized as a Level II. If there is not sufficient observable market data the debt security will be categorized as a Level III. At September 30, 2020, there was not sufficient observable market data for the debt to be classified as a Level II, accordingly it was classified as a Level III.

Note 4 – Mortgage-Backed Securities and other securities

The following tables present certain information about the Company’s investment portfolio at September 30, 2020 and December 31, 2019 (dollars in thousands):

	September 30, 2020
	Principal Balance	Unamortized Premium (Discount), net	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Net Weighted Average Coupon
Agency RMBS Interest-Only Strips (1)(2)	N/A	N/A	$105	$48	$—	$153	2.4%
Agency RMBS Interest-Only Strips, accounted for as derivatives (1) (2)	N/A	N/A	N/A	N/A	N/A	1,700	3.0%
Total Agency MBS	—	—	105	48	—	1,853	2.9%

Non-Agency RMBS	38,447	(15,018)	23,429	427	(2,288)	21,568	4.5%
Non-Agency RMBS Interest- Only Strips (1)	N/A	N/A	6,530	—	(2,282)	4,248	0.5%
Subtotal Non-Agency RMBS	38,447	(15,018)	29,959	427	(4,570)	25,816	0.9%
Non-Agency CMBS	256,450	(26,058)	230,392	2,718	(51,789)	181,321	5.2%
Total Non-Agency MBS	294,897	(41,076)	260,351	3,145	(56,359)	207,137	2.6%

Other securities (3)	51,586	(8,305)	50,417	220	(9,582)	41,055	4.4%
Total	$346,483	$(49,381)	$310,873	$3,413	$(65,941)	$250,045	2.8%

	December 31, 2019
	Principal Balance	Unamortized Premium (Discount), net	Discount Designated as Credit Reserve and OTTI	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Net Weighted Average Coupon
Agency CMBS	$1,347,929	$26,514	$—	$1,374,443	$66,832	$(5,798)	$1,435,477	3.4%
Agency CMBS Interest-Only Strips accounted for as derivatives (1) (2)	N/A	N/A	N/A	N/A	N/A	N/A	3,092	0.4%
Subtotal Agency CMBS	1,347,929	26,514	—	1,374,443	66,832	(5,798)	1,438,569	3.1%
Agency RMBS	327,814	5,473	—	333,287	7,484	—	340,771	3.5%
Agency RMBS Interest-Only Strips (1)	N/A	N/A	N/A	$8,661	$1,820	$(138)	$10,343	2.8%
Agency RMBS Interest-Only Strips, accounted for as derivatives (1) (2)	N/A	N/A	N/A	N/A	N/A	N/A	5,572	3.0%
Subtotal Agency RMBS	327,814	5,473	—	341,948	9,304	(138)	356,686	3.3%
Total Agency MBS	1,675,743	31,987	—	1,716,391	76,136	(5,936)	1,795,255	3.1%

Non-Agency RMBS	52,767	4,492	(20,256)	37,003	1,388	(260)	38,131	4.8%
Non-Agency RMBS Interest- Only Strips (1)	N/A	N/A	N/A	7,705	636	(658)	7,683	0.6%
Subtotal Non-Agency RMBS	52,767	4,492	(20,256)	44,708	2,024	(918)	45,814	1.0%
Non-Agency CMBS	354,458	(17,909)	(22,016)	314,533	6,359	(4,873)	316,019	5.1%
Total Non-Agency MBS	407,225	(13,417)	(42,272)	359,241	8,383	(5,791)	361,833	2.7%

Other securities (3)	71,896	(2,437)	(6,203)	73,975	6,392	(206)	80,161	6.7%
Total	$2,154,864	$16,133	$(48,475)	$2,149,607	$90,911	$(11,933)	$2,237,249	3.1%

(1)    IOs and IIOs have no principal balances and bear interest based on a notional balance.  The notional balance is used solely to determine interest distributions on interest-only class of securities.  At September 30, 2020, the notional balance for Agency RMBS IOs and IIOs, Non-Agency RMBS IOs and IIO and Agency RMBS IOs and IIOs, accounted for as derivatives was $4.0 million, $347.5 million and $23.4 million, respectively.  At December 31, 2019, the notional balance for Agency RMBS IOs and IIOs, Non-Agency RMBS IOs and IIOs, Agency RMBS IOs and IIOs, accounted for as derivatives and Agency CMBS IOs and IIOs, accounted for as derivatives was $121.7 million, $442.4 million, $64.8 million, and $160.2 million, respectively.
(2)     Interest on these securities is reported as a component of "Gain (loss) on derivative instruments, net" in the Consolidated Statements of Operations.
(3)     Other securities include residual interests in asset-backed securities which have no principal balance and an amortized cost of approximately $7.1 million and $10.7 million, as of September 30, 2020 and December 31, 2019, respectively.

As of September 30, 2020 and December 31, 2019 the weighted average expected remaining term of the MBS and other securities investment portfolio was 4.7 years and 7.9 years, respectively.

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

The following table presents the changes in the components of the Company’s purchase discount and amortizable premium on its Non-Agency RMBS, Non-Agency CMBS and other securities for the three and nine months ended September 30, 2019 (dollars in thousands):

	Three months ended September 30, 2019
	Discount Designated as Credit Reserve and OTTI	Accretable Discount(1)	Amortizable Premium(1)
Balance at beginning of period	$(48,824)	$(28,582)	$14,441
Accretion of discount	—	1,032	—
Amortization of premium	—	—	(220)
Realized credit losses	831	—	—
Purchases	—	(3,493)	473
Sales	18,388	—	(17,905)
Net impairment losses recognized in earnings	(1,587)	—	—
Transfers/release of credit reserve(2)	(19,567)	1,130	18,437
Balance at end of period	$(50,759)	$(29,913)	$15,226

	Nine months ended September 30, 2019
	Discount Designated as Credit Reserve and OTTI	Accretable Discount(1)	Amortizable Premium(1)
Balance at beginning of period	$(53,523)	$(29,465)	$14,928
Accretion of discount	—	3,352	—
Amortization of premium	—	—	(836)
Realized credit losses	5,584	—	—
Purchases	—	(6,599)	760
Sales	24,422	—	(19,516)
Net impairment losses recognized in earnings	(4,553)	—	—
Transfers/release of credit reserve(2)	(22,689)	2,799	19,890
Balance at end of period	$(50,759)	$(29,913)	$15,226

(1) Together with coupon interest, accretable purchase discount and amortizable premium is recognized as interest income over the life of the security.
(2) Subsequent reductions of a security’s non-accretable discount results in a corresponding reduction in its amortizable premium.

The following tables present the fair value and contractual maturities of the Company’s investment securities at September 30, 2020 and December 31, 2019 (dollars in thousands):

	September 30, 2020
	< or equal to 10 years	> 10 years and < or equal to 20 years	> 20 years and < or equal to 30 years	> 30 years	Total
Agency RMBS Interest-Only Strips	$—	$—	$153	$—	$153
Agency RMBS Interest-Only Strips accounted for as derivatives	—	1,700	—	—	1,700
Subtotal Agency	—	1,700	153	—	1,853

Non-Agency CMBS	58,500	67,286	54,978	557	181,321
Non-Agency RMBS	—	—	8,008	13,560	21,568
Non-Agency RMBS Interest- Only Strips	—	—	628	3,620	4,248
Subtotal Non-Agency	58,500	67,286	63,614	17,737	207,137

Other securities	6,668	5,092	18,517	10,778	41,055
Total	$65,168	$74,078	$82,284	$28,515	$250,045

	December 31, 2019
	< or equal to 10 years	> 10 years and < or equal to 20 years	> 20 years and < or equal to 30 years	> 30 years	Total
Agency CMBS	$973,189	$462,288	$—	$—	$1,435,477
Agency CMBS Interest-Only Strips, accounted for as derivatives	—	—	—	3,092	3,092
Agency RMBS	—	—	340,771	—	340,771
Agency RMBS Interest-Only Strips	2,413	1,966	5,964	—	10,343
Agency RMBS Interest-Only Strips accounted for as derivatives	669	3,893	1,010	—	5,572
Subtotal Agency	976,271	468,147	347,745	3,092	1,795,255

Non-Agency CMBS	89,782	125,282	92,610	8,345	316,019
Non-Agency RMBS	—	—	8,966	29,165	38,131
Non-Agency RMBS Interest- Only Strips	—	—	1,716	5,967	7,683
Subtotal Non-Agency	89,782	125,282	103,292	43,477	361,833

Other securities	25,824	31,823	2,768	19,746	80,161
Total	$1,091,877	$625,252	$453,805	$66,315	$2,237,249

The following tables present the gross unrealized losses and estimated fair value of the Company’s MBS and other securities by length of time that such securities have been in a continuous unrealized loss position at September 30, 2020 and December 31, 2019 (dollars in thousands):

	September 30, 2020
	Less than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Non-Agency CMBS	$142,229	$(43,839)	25	$28,946	$(7,950)	13	$171,175	$(51,789)	38
Non-Agency RMBS	18,304	(2,288)	4	—	—	—	18,304	(2,288)	4
Non-Agency RMBS Interest-Only Strips	3,620	(854)	3	628	(1,428)	1	4,248	(2,282)	4
Subtotal Non-Agency	164,153	(46,981)	32	29,574	(9,378)	14	193,727	(56,359)	46

Other securities	33,016	(9,582)	9	—	—	—	33,016	(9,582)	9
Total	$197,169	$(56,563)	41	$29,574	$(9,378)	14	$226,743	$(65,941)	55

	December 31, 2019
	Less than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Agency CMBS	$214,084	$(5,798)	16	$—	$—	—	$214,084	$(5,798)	16
Agency RMBS Interest-Only Strips	1,376	(43)	4	1,828	(95)	7	3,204	(138)	11
Subtotal Agency	215,460	(5,841)	20	1,828	(95)	7	217,288	(5,936)	27

Non-Agency CMBS	171,650	(4,302)	31	18,069	(571)	4	189,719	(4,873)	35
Non-Agency RMBS	13,214	(260)	1	—	—	—	13,214	(260)	1
Non-Agency RMBS Interest-Only Strips	1,716	(658)	1	—	—	—	1,716	(658)	1
Subtotal Non-Agency	186,580	(5,220)	33	18,069	(571)	4	204,649	(5,791)	37

Other securities	10,512	(206)	2	—	—	—	10,512	(206)	2
Total	$412,552	$(11,267)	55	$19,897	$(666)	11	$432,449	$(11,933)	66

The following table presents the OTTI the Company recorded on its securities portfolio for the three and nine months ended September 30, 2019 (dollars in thousands):

	Three months ended September 30, 2019	Nine months ended September 30, 2019
Agency RMBS(1)	$49	$74
Non-Agency CMBS	1,588	4,506
Non-Agency RMBS	27	1,204
Other securities	155	562
Total	$1,819	$6,346

(1) Other-than-temporary impairment on Agency RMBS includes impairments on Agency RMBS IOs and unrealized loss on Agency RMBS securities that we had the intent to sell at the end of the period, if applicable.

The following tables present components of interest income on the Company’s MBS and other securities for the three and nine months ended September 30, 2020 and September 30, 2019, respectively (dollars in thousands):

	Three months ended September 30, 2020			Three months ended September 30, 2019
	Coupon Interest	Net (Premium Amortization/Amortization Basis) Discount Amortization	Interest Income	Coupon Interest	Net (Premium Amortization/Amortization Basis) Discount Amortization	Interest Income
Agency CMBS	$—	$—	$—	$14,544	$(764)	$13,780
Agency RMBS	25	(17)	8	4,723	(981)	3,742
Non-Agency CMBS	3,500	1,686	5,186	3,696	1,048	4,744
Non-Agency RMBS	616	(154)	462	1,120	(564)	556
Other securities	1,723	(1,013)	710	2,924	(1,636)	1,288
Total	$5,864	$502	$6,366	$27,007	$(2,897)	$24,110

	Nine months ended September 30, 2020			Nine months ended September 30, 2019
	Coupon Interest	Net (Premium Amortization/Amortization Basis) Discount Amortization	Interest Income	Coupon Interest	Net (Premium Amortization/Amortization Basis) Discount Amortization	Interest Income
Agency CMBS	$11,336	$(636)	$10,700	$38,100	$(1,553)	$36,547
Agency RMBS	2,954	(971)	1,983	8,389	(2,256)	6,133
Non-Agency CMBS	12,257	4,426	16,683	9,975	3,294	13,269
Non-Agency RMBS	2,349	(1,162)	1,187	3,712	(1,752)	1,960
Other securities	6,565	(3,810)	2,755	8,883	(4,985)	3,898
Total	$35,461	$(2,153)	$33,308	$69,059	$(7,252)	$61,807

The following tables present the sales and realized gain (loss) of the Company’s MBS and other securities for the three and nine months ended September 30, 2020 and September 30, 2019, respectively (dollars in thousands):

	Three months ended September 30, 2020				Three months ended September 30, 2019
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Agency CMBS	$—	$—	$—	$—	$356,967	$20,268	$—	$20,268
Agency RMBS	—	—	—	—	205,310	1,560	—	1,560
Non-Agency CMBS	—	—	—	—	24,288	134	(210)	(76)
Non-Agency RMBS	(44)	—	(44)	(44)	—	—	—	—
Total	$(44)	$—	$(44)	$(44)	$586,565	$21,962	$(210)	$21,752

	Nine months ended September 30, 2020				Nine months ended September 30, 2019
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Agency CMBS	$1,668,149	$116,463	$(6,486)	$109,977	$563,677	$20,268	$(4,189)	$16,079
Agency RMBS	400,948	12,552	(506)	12,046	205,310	1,560	—	1,560
Non-Agency CMBS	94,586	1	(22,703)	(22,702)	39,453	317	(1,064)	(747)
Non-Agency RMBS	12,658	—	(60)	(60)	—	—	—	—
Other securities	35,957	113	(6,223)	(6,110)	—	—	—	—
Total	$2,212,298	$129,129	$(35,978)	$93,151	$808,440	$22,145	$(5,253)	$16,892

Unconsolidated CMBS VIEs

The Company’s economic interests held in unconsolidated CMBS VIEs are limited in nature to those of a passive holder of CMBS issued by securitization trusts; the Company was not involved in the design or creation of the securitization trusts. The Company evaluates its CMBS holdings, for potential consolidation of the securitized trust, in which it owns the most subordinate tranche or a portion of the controlling class. As of September 30, 2020 and December 31, 2019, the Company held eight and ten variable interests in unconsolidated CMBS VIEs, respectively, in which it either owned the most subordinate class or a portion of the controlling class. The Company determined it was not the primary beneficiary and accordingly, the CMBS VIEs were not consolidated in the Company’s consolidated financial statements. As of September 30, 2020 and December 31, 2019, the Company’s maximum exposure to loss from these variable interests did not exceed the carrying value of these investments of $65.2 million and $117.7 million, respectively. These investments are classified in "Non-Agency mortgage-backed securities, at fair value" in the Company’s Consolidated Balance Sheets. Further, as of September 30, 2020 and December 31, 2019, the Company did not guarantee any obligations of unconsolidated entities or enter into any commitment or intent to provide funding to any such entities.

Note 5 — Residential Whole Loans and Bridge Loans

Residential Whole-Loan Trust

The consolidated financial statements include the consolidation of Revolving Mortgage Investment Trust 2015-1QR2 ("RMI 2015 Trust") since it met the definition of a VIE and the Company determined that it was the primary beneficiary of the trust because it was involved in the design of the trust, has oversight rights on defaulted assets and has other significant decision making powers. In addition, the Company has the obligation to absorb losses to the extent of its ownership interest and the right to receive benefits from the trust that could potentially be significant to the trust.  RMI 2015 Trust has issued a trust certificate that is wholly-owned by the Company and represents the entire beneficial interest in pools of Non-QM Residential Whole Loans held by the trust. As of September 30, 2020 and December 31, 2019, the Company financed the trust certificate with $20.8 million and $209.9 million, respectively, on long-term financing facility. The financing liability is held outside the trust. The Company classifies the underlying Residential Whole Loans owned by the trust in "Residential Whole Loans, at fair value" in the Consolidated Balance Sheets and has eliminated the intercompany trust certificate in consolidation.

    In August 2018, the Company formed Revolving Mortgage Investment Trust 2018-RCR ("RCR Trust") to acquire Conforming Residential Whole Loans. The Company determined that RCR Trust was a VIE and that the Company was the primary beneficiary of the trust because it was involved in the design of the trust, has oversight rights on defaulted assets and has other significant decision making powers. In addition, the Company has the obligation to absorb losses to the extent of its ownership interest and the right to receive benefits from the trust that could potentially be significant to the trust. As of December 31, 2019, the Company financed the trust certificate with $164.3 million of repurchase agreements, which is a liability held outside the trust. The Company classifies the underlying conforming mortgages owned by the trust in "Residential Whole Loans, at fair value" in the Consolidated Balance Sheets. The Company has eliminated the intercompany trust certificate in consolidation. In May 2020, the conforming mortgages held by RCR Trust were sold and the trust was terminated.

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

In May 2019, the Company completed a residential mortgage-backed securitization comprised of a portion of its Residential Whole Loan portfolio. During the securitization, RMI 2015 Trust and RNR Trust collectively transferred $945.5 million of Non-QM Residential Whole Loans, to a wholly-owned subsidiary of the Company, Arroyo Mortgage Trust 2019-2 ("Arroyo Trust"). The Company issued $919.0 million of mortgage-backed notes and retained all the subordinate and residual debt securities ("Owner Certificates"), which includes the required 5% eligible risk retention. Refer to Note 7 - "Financings" for details on the associated securitized debt. The Company determined that Arroyo Trust was a VIE and that the Company was also the primary beneficiary because the Manager was involved in the design of the trust and the Company has significant decision making powers. In addition, the Company has the obligation to absorb losses to the extent of its ownership interest and the right to receive benefits from the Arroyo Trust that could potentially be significant to the trust. The Company classifies the underlying Non-QM Residential Whole Loans in "Residential Whole Loans, at fair value" in the Consolidated Balance Sheets. The Company has eliminated the intercompany Owner Certificates in consolidation.

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

In June 2020, the Company completed a residential mortgage-backed securitization comprised of a portion of its Residential Whole Loan portfolio. During the securitization, RMI 2015 Trust transferred $355.8 million of Non-QM Residential Whole Loans, to a wholly-owned subsidiary of the Company, Arroyo Mortgage Trust 2020-1 ("Arroyo Trust 2020"). The Company issued $341.7 million of mortgage-backed notes and retained all the subordinate and residual debt securities, which includes the required 5% eligible risk retention. Refer to Note 7 - "Financings" for details on the associated securitized debt. The Company determined that Arroyo Trust 2020 was a VIE and that the Company was also the primary beneficiary because the Manager was involved in the design of the trust and the Company has significant decision making powers. In addition, the Company has the obligation to absorb losses to the extent of its ownership interest and the right to receive benefits from the Arroyo Trust 2020 that could potentially be significant to the trust. The Company classifies the underlying Non-QM Residential Whole Loans in "Residential Whole Loans, at fair value" in the Consolidated Balance Sheets. The Company has eliminated the intercompany Owner Certificates in consolidation.

Residential Bridge Loan Trust

    In February 2017, The Company formed Revolving Mortgage Investment Trust 2017-BRQ1 ("RMI 2017 Trust") and acquired the trust certificate, which represents the entire beneficial interest in pools of Residential Bridge Loans and certain Residential Whole Loans held by the trust. Residential Bridge Loans are mortgage loans secured by residences, typically short-term. The Company determined that RMI Trust was a VIE and that the Company was the primary beneficiary because it was involved in the design of the trust, has oversight rights on defaulted assets and has other significant decision making powers. In addition, the Company has the obligation to absorb losses to the extent of its ownership interest and the right to receive benefits from the trust that could potentially be significant to the trust. As of September 30, 2020 and December 31, 2019, the Company financed the trust certificate with $18.2 million and $32.1 million, respectively, of repurchase agreement borrowings, which is a liability held outside the trust. The Company classifies both the underlying Residential Bridge Loans carried at amortized cost and the Residential Bridge Loans that it elected the fair value option in "Residential Bridge Loans" and the Residential Whole Loans in "Residential Whole Loans, at fair value" in the Consolidated Balance Sheets. The Company has eliminated the intercompany trust certificate in consolidation.

Consolidated Residential Whole-Loan and Residential Bridge Loan Trusts

The Company assesses modifications to VIEs on an ongoing basis to determine if a significant reconsideration event has occurred that would change the Company’s initial consolidation assessment.  The three consolidated Residential Whole-Loan trusts collectively hold 2,701 Residential Whole Loans and the consolidated Bridge Loan Trust holds 33 Residential Bridge Loans and nine Residential Whole Loans as of September 30, 2020.

The following table presents a summary of the assets and liabilities of the consolidated residential whole loan trusts and residential bridge loan trust included in the Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019 (dollars in thousands):

	September 30, 2020	December 31, 2019
Cash and cash equivalents	$—	$1,811
Residential Whole Loans, at fair value ($1,096,997 and $1,375,860 pledged as collateral, at fair value, respectively)	1,096,997	1,375,860
Residential Bridge Loans ($15,319 and $31,748 at fair value and $16,828 and $34,897 pledged as collateral, respectively)	16,828	34,897
Investment related receivable	18,817	19,138
Interest receivable	5,123	7,840
Other assets	92	90
Total assets	$1,137,857	$1,439,636
Securitized debt, net	$966,449	$795,811
Interest payable	2,394	2,367
Accounts payable and accrued expenses	109	173
Total liabilities	$968,952	$798,351

The Company’s risk with respect to its investment in each residential loan trust is limited to its direct ownership in the trust. The Residential Whole Loans, Residential Bridge Loans and Commercial Loan held by the consolidated trusts are held solely to satisfy the liabilities of the trust, and creditors of the trust have no recourse to the general credit of the Company. The Company is not contractually required and has not provided any additional financial support to the trusts for the three and nine months ended September 30, 2020 and September 30, 2019.

The following table presents the components of the carrying value of Residential Whole Loans and Residential Bridge Loans as of September 30, 2020 and December 31, 2019 (dollars in thousands):

	Residential Whole Loans, at Fair Value		Residential Bridge Loans, at Fair Value(1)		Residential Bridge Loans, at Amortized Cost(1)
	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Principal balance	$1,073,648	$1,325,443	$17,455	$34,041	$1,518	$3,155
Unamortized premium	26,113	28,588	4	79	—	6
Unamortized discount	(1,864)	(2,839)	—	(13)	(10)	(11)
Amortized cost	1,097,897	1,351,192	17,459	34,107	1,508	3,150
Gross unrealized gains	8,872	26,363	24	10	N/A	N/A
Gross unrealized losses	(9,772)	(1,695)	(1,150)	(848)	N/A	N/A
Fair value	$1,096,997	$1,375,860	$16,333	$33,269	N/A	N/A

 (1) These loans are classified in "Residential Bridge Loans" in the Consolidated Balance Sheets.

Residential Whole Loans

The Residential Whole Loans have low LTV's and are comprised of 2,701 Non-QM adjustable rate mortgages and nine investor fixed rate mortgages. The following tables present certain information about the Company’s Residential Whole Loan investment portfolio at September 30, 2020 and December 31, 2019 (dollars in thousands):

September 30, 2020
			Weighted Average
Current Coupon Rate	Number of Loans	Principal Balance	Original LTV	Original FICO Score(1)	Expected Life (years)	Contractual Maturity (years)	Coupon Rate
3.01 – 4.00%	73	$25,295	57.0%	708	3.6	23.7	3.8%
4.01– 5.00%	1,287	448,466	61.8%	751	2.5	27.9	4.9%
5.01 – 6.00%	1,310	585,577	64.3%	740	2.7	27.8	5.4%
6.01 – 7.00%	38	13,798	67.4%	723	3.0	27.3	6.3%
7.01 - 8.00%	2	512	73.2%	753	4.0	27.9	7.1%
Total	2,710	$1,073,648	63.1%	744	2.7	27.7	5.1%

(1)The original FICO score is not available for 249 loans with a principal balance of approximately $79.5 million at September 30, 2020. The Company has excluded these loans from the weighted average computations.

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

The following table presents the various states across the United States in which the collateral securing the Company’s Residential Whole Loans at September 30, 2020 and December 31, 2019, based on principal balance, is located (dollars in thousands):

September 30, 2020			December 31, 2019
State	State Concentration	Principal Balance	State	State Concentration	Principal Balance
California	65.4%	$702,352	California	66.1%	$875,738
New York	17.9%	192,458	New York	16.2%	214,141
Georgia	3.4%	35,969	Georgia	3.4%	45,189
Florida	2.7%	29,268	Florida	2.8%	36,641
New Jersey	2.5%	26,642	New Jersey	2.3%	30,450
Other	8.1%	86,959	Other	9.2%	123,284
Total	100.0%	$1,073,648	Total	100.0%	$1,325,443

Residential Bridge Loans

The Residential Bridge Loans are comprised of short-term non-owner occupied fixed rate loans secured by single or multi-unit residential properties, with LTVs generally not to exceed 85%. The following tables present certain information about the Company’s Residential Bridge Loan investment portfolio at September 30, 2020 and December 31, 2019 (dollars in thousands):

September 30, 2020
c			Weighted Average
Current Coupon Rate	Number of Loans	Principal Balance	Original LTV	Contractual Maturity (months)(1)	Coupon Rate
7.01 – 9.00%	15	$10,430	69.5%	1.8	8.6%
9.01 – 11.00%	18	7,714	74.8%	3.2	10.1%
11.01 – 13.00%	3	705	69.8%	0.0	11.4%
17.01 – 19.00%	1	124	75.0%	0.0	18.0%
Total	37	$18,973	71.7%	2.2	9.4%

December 31, 2019
			Weighted Average
Current Coupon Rate	Number of Loans	Principal Balance	Original LTV	Contractual Maturity (months)(1)	Coupon Rate
7.01 – 9.00%	36	$22,409	70.2%	5.8	8.4%
9.01 – 11.00%	28	9,972	74.0%	5.6	10.1%
11.01 – 13.00%	9	2,741	63.1%	2.0	11.7%
13.01 – 15.00%	1	1,125	75.0%	0.0	13.5%
17.01 – 19.00%	2	949	75.0%	0.0	18.0%
Total	76	37,196	71.0%	5.6	9.5%

(1) Non-performing loans that are past their maturity date are excluded from the calculation of the weighted average contractual maturity. The weighted average contractual maturity for these loans is zero.

The following table presents the U.S. states in which the collateral securing the Company’s Residential Bridge Loans at September 30, 2020 and December 31, 2019, based on principal balance, is located (dollars in thousands):

September 30, 2020			December 31, 2019
State	Concentration	Principal Balance	State	Concentration	Principal Balance
California	37.8%	$7,163	California	50.4%	$18,763
New York	17.7%	3,365	Washington	13.1%	4,863
Washington	17.7%	3,361	New York	12.1%	4,518
Florida	12.6%	2,384	Florida	8.9%	3,296
New Jersey	4.4%	843	New Jersey	3.8%	1,424
Other	9.8%	1,857	Other	11.7%	4,332
Total	100.0%	$18,973	Total	100.0%	$37,196

Non-performing Loans

The following table presents the aging of the Residential Whole Loans and Bridge Loans as of September 30, 2020 (dollars in thousands):

	Residential Whole Loans			Bridge Loans
	No of Loans	Principal	Fair Value	No of Loans	Principal	Fair Value (1)
Current(2)	2,655	$1,038,836	$1,063,022	10	$4,501	$4,486
1-30 days	24	10,330	10,472	2	1,430	1,412
31-60 days	3	1,303	1,281	3	2,080	2,038
61-90 days	7	7,266	6,978	—	—	—
90+ days	21	15,913	15,244	22	10,962	9,904
Total	2,710	$1,073,648	$1,096,997	37	$18,973	$17,840

(1) Includes $1.5 million loans carried at amortized cost.
(2) Includes loans in forbearance with unpaid principal balance of approximately $109.6 million.

COVID-19 has materially disrupted business operations, resulting in significantly higher levels of unemployment or underemployment. As a result, some of its Residential Whole Loan borrowers have experienced financial hardship, making it difficult to meet their payment obligations to the Company, leading to requests for forbearance and higher levels of delinquency and potentially defaults. The Company maintains a strong relationship with its servicers and has utilized these relationships to manage the impacts of COVID-19 pandemic on the Company's Non-QM loans. As of September 30, 2020, the Company had 252 Non-QM loans in forbearance. Under the forbearance agreement, the borrower can generally elect to defer the principal and interest payments for 3 to 5 months. At the end of the forbearance period, the borrower can either repay the deferred principal and interest in full, capitalize the deferred principal and interest to the loan balance and calculate a new amortization payment or request an extension. Loans under a forbearance agreement are treated as "Current" in the above table. These loans are carried at fair value and had an unpaid principal balance of approximately $109.6 million, a fair value of $110.3 million, a weighted average original LTV of 63.7%, and represent approximately 10.2% of the total outstanding principal balance of the Company's Residential Whole Loans

    As of September 30, 2020, there were 21 Residential Whole Loans carried at fair value in non-accrual status with an unpaid principal balance of approximately $15.9 million and a fair value of $15.2 million. These nonperforming loans represent approximately 1.5% of the total outstanding principal balance. These loans are collateral dependent with a weighted average original LTV of 61.5%.

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

Residential Bridge Loans

    As of September 30, 2020, there was 1 Residential Bridge Loans carried at amortized cost in non-accrual status with an unpaid principal balance of approximately $124 thousand and 21 Residential Bridge Loans carried at fair value in non-accrual status with an unpaid principal balance of approximately $10.8 million and a fair value of $9.8 million. These nonperforming loans represent approximately 57.8% of the total outstanding Bridge Loans principal balance of $19.0 million. These loans are collateral dependent with a weighted average original LTV of 72.8%.

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

The Company concluded that an allowance for credit losses was not necessary for loans carried at amortized costs as of and for the three and nine months ended September 30, 2020 and September 30, 2019 since the fair value of the collateral balance less the cost to sell was in excess of the outstanding principal and interest balances. For loans carried at fair value, no allowance for credit losses or credit loss expense was recorded since the adjustment for credit losses, if any, would be reflected in the fair value of these loans as a component of "Unrealized gain (loss), net in the Consolidated Statements of Operations. The Company stops accruing interest income for these loan when they became contractually 90 days delinquent.

    As of September 30, 2020, the Company had real estate owned ("REO") properties with an aggregate carrying value of $1.3 million related to foreclosed Bridge Loans. The REO properties are held for sale and accordingly carried at the lower of cost or fair value less cost to sell. The REO properties are classified in "Other assets" in the Consolidated Balance Sheets.

Note 6 — Commercial Loans

Securitized Commercial Loans

    Securitized commercial loans is comprised of commercial loans from consolidated third party sponsored CMBS VIE's. At September 30, 2020, the Company had variable interests in two third party sponsored CMBS VIEs, RETL 2019-RVP and CSMC Trust 2014-USA, that it determined it was the primary beneficiary and was required to consolidate. The commercial loans that serve as collateral for the securitized debt issued by these VIEs can only be used to settle the securitized debt. Refer to Note 7 - "Financings" for details on the associated securitized debt. The Company assesses modifications to VIEs on an ongoing basis to determine if a significant reconsideration event has occurred that would change the Company’s initial consolidation assessment.

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

RETL 2019-RVP

RETL 2018 was refinanced with a new securitization RETL 2019-RVP ("RETL 2019 Trust") in March 2019. The Company acquired a $65.3 million interest in the trust certificates issued by the RETL 2019 Trust, including $45.3 million which represents the 5% eligible risk retention certificate. The Company determined that RETL 2019 Trust was a VIE and that the Company was also the primary beneficiary because the Manager was involved in certain aspects of the design of the trust and the Company together with other related party entities own more than 50% of the controlling class. As the primary beneficiary, the Company consolidated RETL 2019 Trust and its investment in the trust certificates (HRR class and a portion of the C class) of RETL 2019 Trust were eliminated in the consolidation. The RETL 2019 Trust holds a commercial loan collateralized by first mortgages, deeds of trusts and interests in commercial real estate. The outstanding principal balance on this commercial loan is $488.9 million as of September 30, 2020. The loan's stated maturity date is March 15, 2021 (subject to the borrower's option to extend the initial stated maturity date for two successive one-year terms) and bears an interest rate of one month LIBOR plus 2.30%. As of September 30, 2020, the RETL HRR bonds are held in WMC RETL LLC, which is a wholly owned subsidiary of the Company.

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

CSMC Trust 2014-USA

The Company together with other related party entities own more than 50% of the controlling class of CSMC Trust 2014-USA ("CSMC USA"). As of September 30, 2020, the Company held $14.9 million or 8.8% interest in the trust certificates issued by CSMC USA. The Company performs ongoing reassessment of its CMBS VIE holdings for potential consolidation of the securitized trust in which it owns a portion of the controlling class. Since the ownership of the controlling financial interest is held within a related party group, the Company must determine whether it is the primary beneficiary under the related party tie-breaker rule, which requires the evaluation the following considerations: (1) the principal-agency relationship between parties; (2) relationship and significance of the VIE's activities to the variable interest holders; (3) variable interest holder's exposure to VIE's expected losses and (4) the design of the VIE. As a result of the Company's evaluation, it was determined that the Company is the primary beneficiary of CSMC USA, and effective on August 1, 2020, consolidated CSMC USA. The Company’s investment in the trust certificate of CSMC USA (F Class) was eliminated in the consolidation. . The CSMC USA holds a commercial loan secured by a first mortgage lien on the borrowers’ fee and leasehold interests in a portion of a super-regional mall. The outstanding principal balance on this commercial loan is $1.4 billion as of September 30, 2020. The loan's stated maturity date is September 11, 2025 and bears a fixed interest rate of 4.38%. The Company elected the fair value option for the commercial loan as well as the associated securitized debt.

Commercial Loans

    In January 2019, WMC CRE LLC ("CRE LLC"), a wholly-owned subsidiary of the Company, and WMC CRE Mezzanine Loan Subsidiary LCC ("CRE Mezz"), a wholly-owned subsidiary of CRE LLC, were formed for the purpose of acquiring commercial loans.

    The following table presents the commercial loans held by CRE LLC and CRE Mezz as of September 30, 2020 (dollars in thousands):

Loan	Acquisition Date	Loan Type	Principal Balance	Fair Value	Original LTV	Interest Rate	Maturity Date	Extension Option	Collateral
CRE 1	June 2018	Interest-Only First Mortgage	30,000	29,177	65%	1-Month LIBOR plus 4.5%	6/9/2021	None	Hotel
CRE 2	June 2019	Principal & Interest First Mortgage	49,909	49,314	75%	1-Month LIBOR plus 4.75%	1/11/2022	Two One-Year Extensions	Nursing Facilities
CRE 3	August 2019	Interest-Only Mezzanine loan	90,000	87,522	58%	1-Month LIBOR plus 9.25%	6/29/2021	Two-Year First Extension and One-Year Second Extension	Entertainment and Retail
CRE 4	September 2019	Interest-Only First Mortgage	40,000	39,001	63%	1-Month LIBOR plus 3.02%	8/6/2021	Two One-Year Extensions	Retail
CRE 5	December 2019	Interest-Only First Mortgage	24,535	23,695	62%	1-Month LIBOR plus 3.75%	11/6/2021	Three One-Year Extensions	Hotel
CRE 6	December 2019	Interest-Only First Mortgage	13,207	12,754	62%	1-Month LIBOR plus 3.75%	11/6/2021	Three One-Year Extensions	Hotel
CRE 7	December 2019	Interest-Only First Mortgage	7,259	7,010	62%	1-Month LIBOR plus 3.75%	11/6/2021	Three One-Year Extensions	Hotel
CRE 8	December 2019	Interest-Only First Mortgage	4,458	4,479	79%	1-Month LIBOR plus 4.85%	12/6/2022	None	Assisted Living
			$259,368	$252,952

Commercial Loan Trust

    In March 2018, the Company formed the Revolving Small Balance Commercial Trust 2018-1 ("RSBC Trust") to acquire commercial real estate mortgage loans. The Company determined that the wholly-owned RSBC Trust was a VIE and that the Company was the primary beneficiary because it was involved in the design of the trust and holds significant decision making powers. In addition, the Company has the obligation to absorb losses to the extent of its ownership interest and the right to receive benefits from the trust that could potentially be significant to the trust. As of September 30, 2020, the Company financed the trust certificate with $36.6 million of repurchase agreements, which is a liability held outside the trust.

    The following table presents the commercial real estate loans held by RSBC Trust as of September 30, 2020 (dollars in thousands):

Loan	Acquisition Date	Loan Type	Principal Balance	Fair Value	LTV	Interest Rate	Maturity Date	Extension Option	Collateral
SBC 1	July 2018	Interest-Only First Mortgage	$45,188	$44,852	74%	One-Month LIBOR plus 4.25% (1)	8/1/2021	One-Year Extension	Nursing Facilities
SBC 2	January 2019	Interest-Only First Mortgage	13,600	13,554	84%	One-Month LIBOR plus 4.0% (2)	12/1/2021	One-Year Extension	Apartment Complex
SBC 3	January 2019	Interest-Only First Mortgage	14,362	14,293	49%	One-Month LIBOR plus 4.1%	7/1/2021	None	Nursing Facilities
			$73,150	$72,699

(1) Subject to LIBOR floor of 1.25%.
(2) Subject to LIBOR floor of 2%.

Consolidated Securitized Commercial Loan Trusts and Commercial Loan Trust

The Company assesses modifications to VIEs on an ongoing basis to determine if a significant reconsideration event has occurred that would change the Company’s initial consolidation assessment.  The three consolidated trusts, RETL 2019 Trust, CSMC USA and RSBC Trust, collectively hold five commercial loans as of September 30, 2020.

The following table presents a summary of the assets and liabilities of the three consolidated trusts included in the Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019 (dollars in thousands):

	September 30, 2020	December 31, 2019
Cash	$—	$5,778
Restricted cash	95,579	52,948
Securitized commercial loans, at fair value	1,687,545	909,040
Commercial Loans, at fair value	72,699	90,788
Interest receivable	6,164	2,989
Total assets	$1,861,987	$1,061,543
Securitized debt, at fair value	$1,636,460	$681,643
Interest payable	5,287	1,519
Accounts payable and accrued expenses	301	12
Other liabilities	95,579	52,948
Total liabilities	$1,737,627	$736,122

The Company’s risk with respect to its investment in each commercial loan trust is limited to its direct ownership in the trust. The commercial loans held by the consolidated trusts are held solely to satisfy the liabilities of the trust, and creditors of the trust have no recourse to the general credit of the Company. The assets of a consolidated trust can only be used to satisfy the obligations of that trust. The Company is not contractually required and has not provided any additional financial support to the trusts for the three and nine months ended September 30, 2020 and September 30, 2019.

The following table presents the components of the carrying value of the securitized commercial loans commercial loans as of September 30, 2020 and December 31, 2019 (dollars in thousands):

	CSMC Trust Securitized Commercial Loan, at Fair Value		RETL Trust Securitized Commercial Loan, at Fair Value		CSMC USA Trust Securitized Commercial Loan, at Fair Value		RSBC Trust Commercial Loans, at Fair Value		Commercial Loans, at Fair Value
	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Principal balance	$—	$24,048	$488,922	$674,331	$1,389,276	$—	$73,150	$90,788	$259,368	$279,425
Unamortized premium	—	—	553	1,836	—	—	—	—	—	—
Unamortized discount	—	—	—	—	(140,959)	—	(65)	(215)	(91)	(294)
Amortized cost	—	24,048	489,475	676,167	1,248,317	—	73,085	90,573	259,277	279,131
Gross unrealized gains	—	9	—	269	—	—	—	215	21	294
Gross unrealized losses	—	—	(34,810)	—	(15,437)	—	(386)	—	(6,346)	—
Fair value	$—	$24,057	$454,665	$676,436	$1,232,880	$—	$72,699	$90,788	$252,952	$279,425

Non-Performing Commercial Loans

The following table presents the aging of the Commercial Loans as of September 30, 2020 (dollars in thousands):

	Commercial Loans
	No of Loans	Principal	Fair Value
Current	10	$302,518	$296,474
1-30 days	—	—	—
31-60 days	—	—	—
61-90 days	—	—	—
90+ days	1	30,000	29,177
Total	11	$332,518	$325,651

The impact of COVID-19 pandemic has adversely impacted a broad range of industries in which the commercial loan borrowers operate and could impair their ability to fulfill their financial obligations to the Company, most significantly hospitality and retail asset. The Company believes its CRE loan sponsors are well capitalized and generally committed to supporting the assets collateralizing its loans. The low average original LTV of the Company's commercial loan portfolio of 65.5% reflects significant equity value that the sponsors are motivated to protect through the COVID-19 disruption. As of September 30, 2020, the Company had one delinquent borrower with a total loan principal balance of $30.0 million. The Company has filed a notice of default with respect to this loan and is currently exploring various workout strategies.

Note 7— Financings

Repurchase Agreements

The Company has primarily financed its investment acquisitions with repurchase agreements. The repurchase agreements bear interest at a contractually agreed-upon rate and historically had terms ranging from one month to 18 months.  The Company’s repurchase agreement borrowings are accounted for as secured borrowings when the Company maintains effective control of the financed assets.  Under these repurchase agreements, the respective counterparties retain the right to determine the fair value of the underlying collateral. A reduction in the value of pledged assets requires the Company to post additional securities as collateral, pay down borrowings or establish cash margin accounts with the counterparties in order to re-establish the agreed-upon collateral requirements, and is referred to as a margin call.  The inability of the Company to post adequate collateral for a margin call by a counterparty, in a timeframe as short as the close of the same business day, could result in a condition of default under the Company’s repurchase agreements, thereby enabling the counterparty to liquidate the collateral pledged by the Company, which may have a material adverse effect on the Company’s financial position, results of operations and cash flows.

The market disruptions surrounding COVID-19 resulted in the decline of the Company's asset values making it challenging to obtain repurchase agreement financing with favorable terms or at all. The Company's repurchase agreement counterparties have increased borrowing rates and increased haircuts. In the second quarter in order to manage the severe market conditions and the resulting large margin demands from lenders and pressure on the Company’s liquidity, the Company entered into two longer term financing arrangements to reduce its exposure to short-term financings with daily mark to market exposure. Below is a summary of each of the these financing arrangements.

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

The target advance rate under the amended and restated facility is approximately 84% of the aggregate unpaid principal balance of the loans. The original facility matured on October 20, 2021. All principal payments and income generated by the loans during the term of the facility w used to pay principal and interest on the facility. Upon the securitization or sale by the Company of any whole loan subject to this amended and restated facility, the counterparty is entitled to receive a recapture premium fee of 30% of all realized value on any whole loans above such counterparty’s amortized basis as well as an exit fee of 0.50% of the loan amount in circumstances where the counterparty was not involved in the disposition of the loans. The financing cost of this facility was reflective of the challenging market conditions, at such time, when we entered into the agreement.

Initially, the Company’s aggregate borrowings under this facility with respect to its Residential Whole Loans was approximately $385.0 million and the market value of such loans was approximately $430.0 million. On June 29, 2020, the Company securitized approximately $355.8 million of the Residential Whole Loans and paid down the facility by approximately $339.4 million (see "Securitized Debt" below for additional details). As noted above part of the financing arrangements the Company agreed to pay the lender a fee of 30% of all realized value on the Residential Whole Loans above the counterparty's amortized basis upon securitization or sale. As a result of refinancing the Residential Whole Loans through a securitization, the Company accrued a premium recapture fee of approximately $20.5 million, which is payable at the maturity of the facility, and is recorded in "Financing fees" in the Consolidated Statements of Operations. As of September 30, 2020, approximately $72.7 million of non QM loans remain in the facility which are also subject to the recapture premium at sale or securitization and the amount of such liability is contingent on the realizable value at time of sale or securitization. Subsequent to the end of the quarter the facility was further amended. See Note 16- "Subsequent Events"

Non-Agency CMBS and Non-Agency RMBS Facility

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

Certain of the repurchase agreements provide the counterparty with the right to terminate the agreement if the Company does not maintain certain equity, liquidity and leverage metrics, the most restrictive of which include a limit on leverage based on the composition of the Company’s portfolio. For all the repurchase agreements with outstanding borrowings, the Company was in compliance with the terms of such financial tests as of September 30, 2020.

As of September 30, 2020, the Company had borrowings under six of its master repurchase agreements. The following table summarizes certain characteristics of the Company’s repurchase agreements at September 30, 2020 and December 31, 2019 (dollars in thousands):

	September 30, 2020			December 31, 2019
Securities Pledged	Repurchase Agreement Borrowings	Weighted Average Interest Rate on Borrowings Outstanding at end of period	Weighted Average Remaining Maturity (days)	Repurchase Agreement Borrowings	Weighted Average Interest Rate on Borrowings Outstanding at end of period	Weighted Average Remaining Maturity (days)
Short Term Borrowings:
Agency CMBS	$—	—%	0	$1,352,248	2.05%	26
Agency RMBS	1,438	1.46%	59	348,274	1.99%	52
Non-Agency CMBS	9,119	3.28%	13	190,390	3.05%	35
Non-Agency RMBS	—	—%	0	30,481	3.56%	9
Residential Whole Loans (1)	19,215	4.72%	23	266,294	3.14%	202
Residential Bridge Loans (1)	15,763	2.75%	36	29,869	3.93%	28
Commercial Loans (1)	36,575	3.34%	77	62,746	4.04%	28
Securitized Commercial Loans (1)(4)	—	—%	0	116,087	3.93%	49
Membership Interest	18,845	2.90%	29	N/A	N/A	N/A
Other Securities	2,599	4.50%	21	56,762	3.23%	34
Subtotal	103,554	3.42%	45	2,453,151	2.44%	51
Long Term Borrowings:
Non-Agency CMBS (2)	74,145	5.25%	218	N/A	N/A	N/A
Non-Agency RMBS	14,742	5.25%	218	N/A	N/A	N/A
Residential Whole Loans (1) (3)	20,846	5.22%	386	209,878	3.55%	1358
Commercial Loans (3)	131,822	2.20%	377	161,848	3.88%	590
Other Securities	13,769	5.25%	218	N/A	N/A	N/A
Subtotal	255,324	3.67%	314	371,726	3.70%	1024
Repurchase Agreements Borrowings	$358,878	3.60%	236	$2,824,877	2.61%	179
Less Unamortized Debt Issuance Costs	353	N/A	N/A	76	N/A	N/A
Repurchase Agreements Borrowings, net	$358,525	3.60%	236	$2,824,801	2.61%	179

(1)Repurchase agreement borrowings on loans owned are through trust certificates.  The trust certificates are eliminated upon consolidation.
(2)Includes repurchase agreement borrowings on securities eliminated upon VIE consolidation.
(3)Certain Residential Whole Loans and Commercial Loans were financed under two longer term repurchase agreements. The Residential Whole facility is 18 months and the Commercial Loan facility automatically rolls until such time as they are terminated or until certain conditions of default. The weighted average remaining maturity days was calculated using expected weighted life of the underlying collateral.
(4)Repurchase agreement borrowings on subordinate securities owned in the consolidated securitizations are reflected in Non-Agency CMBS for the nine months ended September 30, 2020

At September 30, 2020 and December 31, 2019, repurchase agreements collateralized by investments had the following remaining maturities:

(dollars in thousands)	September 30, 2020	December 31, 2019
1 to 29 days	$47,864	$1,480,286
30 to 59 days	18,195	552,786
60 to 89 days	37,495	255,814
Greater than or equal to 90 days	255,324	535,991
Total	$358,878	$2,824,877

At September 30, 2020, the following table reflects amounts of collateral at risk under its repurchase agreements greater than 10% of the Company's equity with any counterparty (dollars in thousands):

	September 30, 2020
Counterparty	Amount of Collateral at Risk, at fair value	Weighted Average Remaining Maturity (days)	Percentage of Stockholders’ Equity
Credit Suisse AG, Cayman Islands Branch	$202,428	312	81.7%
Citigroup Global Markets Inc.	109,454	218	44.2%
Nomura Securities International, Inc.	37,999	63	15.3%

Collateral for Borrowings under Repurchase Agreements

The following table summarizes the Company’s collateral positions, with respect to its borrowings under repurchase agreements at September 30, 2020 and December 31, 2019 (dollars in thousands):

	September 30, 2020			December 31, 2019
	Assets Pledged	Accrued Interest	Assets Pledged and Accrued Interest	Assets Pledged	Accrued Interest	Assets Pledged and Accrued Interest
Assets pledged for borrowings under repurchase agreements:
Agency CMBS, at fair value	$—	$—	$—	$1,400,230	$3,916	$1,404,146
Agency RMBS, at fair value	1,853	61	1,914	356,687	1,336	358,023
Non-Agency CMBS, at fair value(1)	165,699	734	166,433	246,797	951	247,748
Non-Agency RMBS, at fair value	25,817	277	26,094	45,816	414	46,230
Residential Whole Loans, at fair value(2)	105,059	564	105,623	529,495	3,704	533,199
Residential Bridge Loans(2)	16,828	301	17,129	34,897	471	35,368
Commercial Loans, at fair value(2)(6)	325,651	1,817	327,468	350,213	1,855	352,068
Securitized commercial loans, at fair value (2)	—	—	—	171,640	674	172,314
Membership interest(5)	33,495	n/a	33,495	—	n/a	—
Other securities, at fair value	41,055	55	41,110	80,031	128	80,159
Cash (3)	502	—	502	43,499	—	43,499
Total	$715,959	$3,809	$719,768	$3,259,305	$13,449	$3,272,754

(1)Includes securities eliminated upon VIE consolidation.
(2)Loans owned through trust certificates are pledged as collateral. The trust certificates are eliminated upon consolidation.
(3)Cash posted as collateral is included in "Due from counterparties" in the Company’s Consolidated Balance Sheets.
(4)Included in the Non-Agency CMBS securities pledged is the Company’s investment in the trust certificate of CSMC USA (F Class). As of September 30, 2020, the fair value of this investment is $9.4 million which is eliminated in the consolidation.
(5)The pledged amount relates to the Company's non-controlling membership interest in its wholly owned subsidiary WMC RETL LLC, which was financed under a repurchase agreement. The membership interest is eliminated in consolidation.
(6)The assets pledged as collateral are the subordinate interests in the securitization. For the none months ended September 30, 2020 the assets pledged are reflected in Agency CMBS instead of securitized commercial loans.

A reduction in the value of pledged assets typically results in the repurchase agreement counterparties initiating a margin call. At September 30, 2020 and December 31, 2019, investments held by counterparties as security for repurchase agreements totaled approximately $715.5 million and $3.2 billion, respectively. Cash collateral held by counterparties at September 30, 2020 and December 31, 2019 was approximately $502 thousand and $43.5 million, respectively.  Cash posted by repurchase agreement counterparties at September 30, 2020 and December 31, 2019, was approximately $16 thousand and $709 thousand, respectively.

Convertible Senior Unsecured Notes

    At September 30, 2020, the Company had $200.0 million aggregate principal amount of 6.75% convertible senior unsecured notes outstanding through three issuances. Interest on the notes is paid semiannually. The notes are convertible into, at the Company's election, cash, shares of the Company's common stock or a combination of both, subject to the satisfaction of certain conditions and during specified periods. The conversion rate is subject to adjustment upon the occurrence of certain specified events and the holders may require the Company to repurchase all or any portion of their notes for cash equal to 100% of the principal amount of the notes, plus accrued and unpaid interest, if the Company undergoes a fundamental change as specified in the agreement. The initial conversion rate was 83.1947 shares of common stock per $1,000 principal amount of notes and represented a conversion price of $12.02 per share of common stock. The notes mature on October 1, 2022, unless earlier converted, redeemed or repurchased by the holders pursuant to their terms, and are not redeemable by us except during the final three months prior to maturity.

On July 1, 2020, the Company issued an aggregate of 1,354,084 shares of its common stock, par value $0.01 per share (the “Common Stock”), in exchange for $5.0 million aggregate principal amount of its 6.75% Convertible Senior Notes due 2022 (the “Notes”) pursuant to separate privately negotiated exchange agreements entered into on July 1, 2020 (collectively, the “Exchange Agreement”) between the Company and certain holders of the Notes. The Company did not receive any cash proceeds as a result of the Exchange Agreement, and the Notes exchanged pursuant to the Exchange Agreement were retired and cancelled. The common stock was issued in reliance upon the exemption set forth in Section 3(a)(9) of the Securities Act of 1933 for securities exchanged by the Company and an existing security holder where no commission or other remuneration is paid or given directly or indirectly by the Company for soliciting such exchange.

Securitized Debt

Commercial Mortgage-Backed Notes
RETL 2019 Trust

The following table summarizes RETL 2019 Trust's commercial mortgage pass-through certificates at September 30, 2020 (dollars in thousands):

Classes	Principal Balance	Coupon	Fair Value	Contractual Maturity
Class A	$34,022	1.3%	$34,024	3/15/2021
Class B	101,200	1.7%	96,085	3/15/2021
Class C	308,400	2.3%	282,831	3/15/2021
Class X-EXT(1)	N/A	1.2%	31	3/15/2021
	$443,622		$412,971

(1) Class X-EXT is an interest-only class with an initial notional balance of $308.4 million.

At September 30, 2020, the Company owned the entire class of HRR certificates with a fair value of $41.7 million, which is eliminated in consolidation and the remaining RETL debt with a fair value of $413.0 million is recorded in "Securitized debt, net" in the Consolidated Balance Sheets. The outstanding principal balance of the Securitized debt of $443.6 million, excluding the interest-only debt securities, $47.5 million is owned by related parties and $396.1 million is owned by third parties. The securitized debt of the RETL 2019 Trust can only be settled with the commercial loan with an outstanding principal balance of approximately $488.9 million at September 30, 2020, that serves as collateral for the securitized debt and is non-recourse to the Company. The Company has chosen to make the fair value election pursuant to ASC 825 for the debt and accordingly the periodic change in fair value are recorded in current period earnings in the Consolidated Statements of Operations as a component of "Unrealized gain (loss), net."

CSMC 2014 USA

The following table summarizes CSMC 2014 USA's commercial mortgage pass-through certificates at September 30, 2020 (dollars in thousands):

Classes	Principal Balance	Coupon	Fair Value	Contractual Maturity
Class A-1	124,076	3.3%	124,648	9/11/2025
Class A-2	531,700	4.0%	541,905	3/15/2021
Class B	136,400	4.2%	122,802	9/11/2025
Class C	94,500	4.3%	80,348	9/11/2025
Class D	153,950	4.4%	117,058	9/11/2025
Class E	180,150	4.4%	122,585	9/11/2025
Class F	153,600	4.4%	96,808	9/11/2025
Class X-1(1)	n/a	0.5%	14,638	9/11/2025
Class X-2(1)	n/a	0.4%	2,697	9/11/2025
	$1,374,376		$1,223,489

(1) Class X-1 and X-2 are interest-only classes with notional balances of $655.8 million and $733.5 million as of September 30, 2020, respectively.

At September 30, 2020, the Company owned $14.9 million of the class F certificates principal with a fair value of $9.4 million, which is eliminated in consolidation and the remaining CSMC USA debt with a fair value of $1.2 billion is recorded in "Securitized debt, net" in the Consolidated Balance Sheets. Of the remaining outstanding principal balance of $1.4 billion, $208.2 million is owned by related parties and $1.2 billion is owned by third parties. The securitized debt of the CSMC USA can only be settled with the commercial loan with an outstanding principal balance of approximately $1.4 billion at September 30, 2020, that serves as collateral for the securitized debt and is non-recourse to the Company. The Company has chosen to make the fair value election pursuant to ASC 825 for the debt and accordingly the periodic change in fair value are recorded in current period earnings in the Consolidated Statements of Operations as a component of "Unrealized gain (loss), net."

Residential Mortgage-Backed Notes

Arroyo Trust 2019

In May 2019, the Company completed a residential mortgage-backed securitization comprised of $945.5 million of Non-QM Residential Whole Loans, issuing $919.0 million of mortgage-backed notes. The Company did not elect the fair value option for these notes and accordingly they are recorded at their principal balance less unamortized deferred financing cost and classified in "Securitized debt, net" in the Consolidated Balance Sheets. The following table summarizes the issued Arroyo Trust's residential mortgage pass-through certificates at September 30, 2020 (dollars in thousands):

Classes	Principal Balance	Coupon	Carrying Value	Contractual Maturity
Offered Notes:
Class A-1	$552,779	3.3%	$552,777	4/25/2049
Class A-2	29,619	3.5%	29,618	4/25/2049
Class A-3	46,925	3.8%	46,924	4/25/2049
Class M-1	25,055	4.8%	25,055	4/25/2049
Subtotal	$654,378		$654,374
Less: Unamortized Deferred Financing Costs	N/A		4,625
Total	$654,378		$649,749

The Company retained the non-offered securities in the securitization, which include the class B, Class A-IO-S and Class XS certificates. These non-offered securities with an estimated fair value of $43.7 million at September 30, 2020 were eliminated in the consolidation. The securitized debt of the Arroyo Trust can only be settled with the residential loans that serve as collateral for the securitized debt and is non-recourse to the Company. At September 30, 2020, Residential Whole Loans, with an outstanding principal balance of approximately $668.7 million, serve as collateral for the Arroyo Trust's securitized debt. The Company may redeem the offered notes on or after the earlier of (i) the three-year anniversary of the closing date or ii) the date on which the aggregate collateral balance is 20% of the original principal balance. The notes are redeemable at their face value plus accrued interest.

Arroyo Trust 2020

In June 2020, the Company completed a residential mortgage-backed securitization comprised of $355.8 million of Non-QM Residential Whole Loans, issuing $341.7 million of mortgage-backed notes. The Company did not elect the fair value option for these notes and accordingly they are recorded at their principal balance less unamortized deferred financing cost and classified in "Securitized debt, net" in the Consolidated Balance Sheets. The following table summarizes the issued Arroyo Trust 2020's residential mortgage pass-through certificates at September 30, 2020 (dollars in thousands):

Classes	Principal Balance	Coupon	Carrying Value	Contractual Maturity
Offered Notes:
Class A-1A	$246,807	1.7%	$246,801	3/25/2055
Class A-1B	29,287	2.1%	29,286	3/25/2055
Class A-2	13,518	2.9%	13,517	3/25/2055
Class A-3	17,963	3.3%	17,963	3/25/2055
Class M-1	11,739	4.3%	11,739	3/25/2055
Subtotal	$319,314		$319,306
Less: Unamortized Deferred Financing Costs	N/A		2,606
Total	$319,314		$316,700

The Company retained the non-offered securities in the securitization, which include the Class B, Class A-IO-S and Class XS certificates. These non-offered securities with an estimated fair value of $29.5 million at September 30, 2020 were eliminated in the consolidation. The securitized debt of the Arroyo Trust 2020 can only be settled with the residential loans that serve as collateral for the securitized debt and is non-recourse to the Company. At September 30, 2020, Residential Whole Loans, with an outstanding principal balance of approximately $329.7 million serve as collateral for the Arroyo Trust 2020's securitized debt. The Company may redeem the offered notes on or after the earlier of (i) the three-year anniversary of the closing date or ii) the date on which the aggregate collateral balance is equal to or less than 30% of the original principal balance. The notes are redeemable at their face value plus accrued interest.

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

The following table summarizes the Company’s derivative instruments at September 30, 2020 and December 31, 2019 (dollars in thousands):

			September 30, 2020		December 31, 2019
Derivative Instrument	Accounting Designation	Consolidated Balance Sheets Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate swaps, asset	Non-Hedge	Derivative assets, at fair value	$—	$—	$2,701,000	$3,017
Credit default swaps, asset	Non-Hedge	Derivative assets, at fair value	2,030	481	60,100	948
TBA securities, asset	Non-Hedge	Derivative assets, at fair value	—	—	1,000,000	1,146
Total derivative instruments, assets				481		5,111

Interest rate swaps, liability	Non-Hedge	Derivative liability, at fair value	—	—	1,255,000	(501)
Credit default swaps, liability	Non-Hedge	Derivative liability, at fair value	4,140	(1,166)	90,900	(3,795)
TBA securities, liability	Non-Hedge	Derivative liability, at fair value	—	—	1,000,000	(2,074)
Total derivative instruments, liabilities				(1,166)		(6,370)
Total derivative instruments, net				$(685)		$(1,259)

The following tables summarize the effects of the Company’s derivative positions, including Interest-Only Strips characterized as derivatives and TBAs, which are reported in "Gain (loss) on derivative instruments, net" in the Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and September 30, 2019 (dollars in thousands):

	Realized Gain (Loss), net
Description	Other Settlements / Expirations	Variation Margin Settlement	Return (Recovery) of Basis	Mark-to-Market	Contractual interest income (expense), net(1)	Total
Three months ended September 30, 2020
Interest-Only Strips— accounted for as derivatives	$—	$—	$(166)	$71	$200	$105
Credit default swaps	166	—	—	(359)	—	(193)
Total	$166	$—	$(166)	$(288)	$200	$(88)

Three months ended September 30, 2019
Interest rate swaps	$(123)	$(56,121)	$1,655	$3,289	$60	$(51,240)
Interest rate swaptions	(332)	—	—	176	—	(156)
Interest-Only Strips— accounted for as derivatives	—	—	(590)	(420)	723	(287)
Options	1,378	—	—	(470)	—	908
Futures contracts	3,620	—	—	(710)	—	2,910
Credit default swap	175	—	—	634	—	809
Total	$4,718	$(56,121)	$1,065	$2,499	$783	$(47,056)

	Realized Gain (Loss), net
Description	Other Settlements / Expirations	Variation Margin Settlement	Return (Recovery) of Basis	Mark-to-Market	Contractual interest income (expense), net(1)	Total
Nine months ended September 30, 2020
Interest rate swaps	$(262)	$(179,759)	$262	$(2,515)	$(1,395)	$(183,669)
Interest rate swaptions	80	—	—	—	—	80
Interest-Only Strips— accounted for as derivatives	(940)	—	(982)	(512)	1,176	(1,258)
Credit default swaps	(9,550)	—	—	(2,023)	—	(11,573)
TBAs	(2,430)	—	—	928	—	(1,502)
Total	$(13,102)	$(179,759)	$(720)	$(4,122)	$(219)	$(197,922)

Nine months ended September 30, 2019
Interest rate swaps	$(714)	$(152,559)	$4,859	$(453)	$4,989	$(143,878)
Interest rate swaptions	(332)	—	—	—	—	(332)
Interest-Only Strips— accounted for as derivatives	—	—	(1,840)	(460)	2,326	26
Options	1,378	—	—	—	—	1,378
Futures contracts	(6,720)	—	—	3,947	—	(2,773)
Credit default swap	(414)	—	—	259	—	(155)
Total	$(6,802)	$(152,559)	$3,019	$3,293	$7,315	$(145,734)

At September 30, 2020 and December 31, 2019, the Company had cash pledged as collateral for derivatives of approximately $690 thousand and $55.4 million, respectively, which is reported in "Due from counterparties" in the Consolidated Balance Sheets.

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

Interest Rate Swaps

The Company did not have any interest rate swaps in its holdings at September 30, 2020. The following tables provide additional information on our fixed pay interest rate swaps and the variable pay interest rate swap as of December 31, 2019 (dollars in thousands):

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

Interest Rate Swaptions

The Company did not have any swaptions in its derivative holdings as of September 30, 2020 and December 31, 2019.

Futures Contracts

From time to time, the Company may enter into Eurodollar, Volatility Index, and U.S. Treasury futures. As of September 30, 2020 and December 31, 2019, the Company had no open futures contracts.

To-Be-Announced Securities

    The Company purchased or sold TBAs during the nine months ended September 30, 2020 and the year ended December 31, 2019. The following is a summary of the Company's TBA positions as of September 30, 2020 and December 31, 2019, reported in "Derivative assets, at fair value" and "Derivative liability, at fair value" in the Consolidated Balance Sheets (dollars in thousands):

	September 30, 2020		December 31, 2019
	Notional Amount	Fair Value	Notional Amount	Fair Value
Purchase contracts, asset	$—	$—	$1,000,000	$1,146
Sale contracts, liability	—	—	(1,000,000)	(2,074)
TBA securities, net	$—	$—	$—	$(928)

    The following table presents additional information about the Company's contracts to purchase and sell TBAs for the nine months ended September 30, 2020 (dollars in thousands):

	Notional Amount		Settlement, Termination,	Notional Amount
	December 31, 2019	Additions	Expiration or Exercise	September 30, 2020
Purchase of TBAs	$1,000,000	$5,257,000	$(6,257,000)	$—
Sale of TBAs	$1,000,000	$5,257,000	$(6,257,000)	$—

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

Note 9 — Offsetting Assets and Liabilities

The following tables present information about certain assets and liabilities that are subject to master netting agreements (or similar agreements) and can potentially be offset in the Company’s Consolidated Balance Sheets at September 30, 2020 and December 31, 2019 (dollars in thousands):

	September 30, 2020
	Gross Amounts	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
Description				Financial Instruments(1)	Cash Collateral (1)
Derivative Assets and Receivable under Reverse Repurchase Agreements
Agency and Non-Agency Interest-Only Strips, accounted for as derivatives included in MBS	$1,700	$—	$1,700	$(1,700)	$—	$—
Derivative asset, at fair value	481	—	481	(481)	—	—
Total assets	$2,181	$—	$2,181	$(2,181)	$—	$—

Derivative Liabilities and Repurchase Agreements
Derivative liability, at fair value(2)	$1,166	$—	$1,166	$(481)	$(685)	$—
Repurchase Agreements(3)	358,525	—	358,525	(358,525)	—	—
Total liabilities	$359,691	$—	$359,691	$(359,006)	$(685)	$—

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
(2)Cash collateral pledged against the Company’s derivative counterparties was approximately $690 thousand as of September 30, 2020.
(3)The carrying value of investments pledged against the Company’s repurchase agreements was approximately $715.5 million as of September 30, 2020.

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
     For the three months ended September 30, 2020 and September 30, 2019, the Company incurred approximately $1.5 million and approximately $1.8 million in management fees, respectively. For the nine months ended September 30, 2020 and September 30, 2019, the Company incurred approximately $3.0 million and approximately $5.4 million in management fees, respectively. The Manager waived the management fee for March 2020 through May 2020 because of the unprecedented market disruption and dislocation across fixed income markets surrounding the uncertainty related to the COVID-19 pandemic. Future waivers, if any, will be at the Manager's discretion.
In addition to the management fee, the Company is also responsible for reimbursing the Manager for certain expenses paid by the Manager on behalf of the Company as defined in the Management Agreement.  For the three months ended September 30, 2020 and September 30, 2019, the Company recorded expenses included in general and administrative expenses totaling approximately $211 thousand and approximately $210 thousand, respectively, related to reimbursable employee costs. For the nine months ended September 30, 2020 and September 30, 2019, the Company recorded expenses included in general and administrative expenses totaling approximately $1.4 million and approximately $1.4 million, respectively, related to reimbursable employee costs. Any such expenses incurred by the Manager and reimbursed by the Company, including the employee compensation expense, are typically included in the Company’s general and administrative expenses in the Consolidated Statements of Operations.  At September 30, 2020 and December 31, 2019, approximately $2.0 million and approximately $2.0 million, respectively, for management fees incurred but not yet paid was included in "Payable to affiliate" in the Consolidated Balance Sheets.  In addition, at September 30, 2020 and December 31, 2019, approximately $1.3 million and approximately $181 thousand, respectively, of reimbursable costs incurred but not yet paid was included in "Payable to affiliate" in the Consolidated Balance Sheets.

Note 11 — Share-Based Payments

In conjunction with the Company’s IPO and concurrent private placement, the Company’s Board of Directors approved the Western Asset Mortgage Capital Corporation Equity Plan (the “Equity Plan”) and the Western Asset Manager Equity Plan (the “Manager Equity Plan” and collectively the “Equity Incentive Plans”). The Equity Incentive Plans include provisions for grants of restricted common stock and other equity-based awards to the Manager, its employees and employees of its affiliates and to the Company’s directors, officers and employees. The Company can issue up to 3.0% of the total number of issued and outstanding shares of its common stock (on a fully diluted basis) at the time of each award (other than any shares previously issued or subject to awards made pursuant to one of the Company’s Equity Incentive Plans) under these Equity Incentive Plans. Upon the completion of the Company's most recent secondary public offerings, the number of shares of common stock available under the Equity Incentive Plans increased to 1,804,258. Approximately 1,022,452 shares have been issued under the Equity Plans with 781,806 shares available for issuance, as of September 30, 2020.

Under the Equity Plan, the Company made the following grants during the nine months ended September 30, 2020 and the year ended December 31, 2019:

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

During the nine months ended September 30, 2020 and September 30, 2019, 67,480 and 29,200 restricted common shares vested, respectively, including shares whose issuance has been deferred under the Director Deferred Fee Plan. The Company recognized stock-based compensation expense of approximately $182 thousand and approximately $164 thousand for the three months ended September 30, 2020 and September 30, 2019, respectively. The Company recognized stock-based compensation expense of approximately $517 thousand and approximately $399 thousand for the nine months ended September 30, 2020 and September 30, 2019, respectively. In addition, the Company had unamortized compensation expense of $801 thousand and $968 thousand for equity awards at September 30, 2020 and December 31, 2019, respectively.

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

The following is a summary of restricted common stock vesting dates as of September 30, 2020 and December 31, 2019, including shares whose issuance has been deferred under the Director Deferred Fee Plan:

	September 30, 2020	December 31, 2019
Vesting Date	Shares Vesting	Shares Vesting
March 2020	—	36,000
June 2020	—	30,592
March 2021	36,000	36,000
June 2021	127,275	—
March 2022	36,000	36,000
	199,275	138,592

The following table presents information with respect to the Company’s restricted stock for the nine months ended September 30, 2020 and September 30, 2019, respectively, including shares whose issuance has been deferred under the Director Deferred Fee Plan:

	September 30, 2020		September 30, 2019
	Shares of Restricted Stock	Weighted Average Grant Date Fair Value (1)	Shares of Restricted Stock	Weighted Average Grant Date Fair Value (1)
Outstanding at beginning of period	894,289	$15.76	753,973	$16.77
Granted (2)	128,163	2.80	139,380	10.34
Cancelled/forfeited	—	—	—	—
Outstanding at end of period	1,022,452	14.13	893,353	15.76
Unvested at end of period	199,275	$5.55	137,656	$10.34

(1)The grant date fair value of restricted stock awards is based on the closing market price of the Company’s common stock at the grant date.
(2)Includes 888 and 2,600 shares of restricted stock attributed to dividends on restricted stock under the Director Deferred Fee Plan for the nine months ended September 30, 2020 and September 30, 2019, respectively.

Note 12 — Stockholders’ Equity

At-The-Market Program
    In March 2017, the Company entered into an equity distribution agreement with JMP Securities LLC, which was amended on June 5, 2020, under which the Company may offer and sell up to $100.0 million shares of common stock in an At-The-Market equity offering. During the nine months ended September 30, 2020, the Company sold 6,034,741 shares under this amended agreement with an average price of $3.70 per share for a total net proceeds of $22.0 million. During the nine months ended September 30, 2019, the Company did not sell any shares under the amended agreement.
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

Convertible Notes Exchange

On July 1, 2020, the Company issued an aggregate of 1,354,084 shares of its common stock in exchange for $5.0 million aggregate principal amount of its 6.75% Convertible Senior Notes due 2022. See Note 7 - "Financings" for information related to the convertible notes agreement.

Dividends

To preserve liquidity, the Company suspended its first and second quarter of 2020 common stock dividends given extraordinary market volatility driven by uncertainty surrounding the COVID-19 pandemic. In the third quarter of 2020, the Company resumed its quarterly dividend after making progress strengthening its balance sheet and improving liquidity and earnings power of its investment portfolio.

The following table presents cash dividends declared and paid by the Company on its common stock:

Declaration Date	Record Date	Payment Date	Amount per Share	Tax Characterization
2020
Septemer 22, 2020	October 2, 2020	October 26, 2020	$0.05	Not yet determined
June 23, 2020	N/A	N/A	$—	N/A
March 27, 2020	N/A	N/A	$—	N/A
2019
December 19, 2019	December 30, 2019	January 24, 2020	$0.31	Ordinary income
September 19, 2019	September 30, 2019	October 25, 2019	$0.31	Ordinary income
June 20, 2019	July 1, 2019	July 26, 2019	$0.31	Ordinary income
March 21, 2019	April 1, 2019	April 26, 2019	$0.31	Ordinary income
Note 13 — Net Income per Common Share

The table below presents basic and diluted net income per share of common stock using the two-class method for the three and nine months ended September 30, 2020 and September 30, 2019 (dollars, other than shares and per share amounts, in thousands):

	For the three months ended September 30, 2020	For the three months ended September 30, 2019	Nine months ended September 30, 2020	Nine months ended September 30, 2019
Numerator:
Net income (loss) attributable to common stockholders and participating securities for basic and diluted earnings per share	$59,807	$19,720	$(339,144)	$58,210
Less:
Dividends and undistributed earnings allocated to participating securities	353	96	16	236
Net income (loss) allocable to common stockholders — basic and diluted	$59,454	$19,624	$(339,160)	$57,974

Denominator:
Weighted average common shares outstanding for basic earnings per share	60,740,701	53,116,379	56,293,512	50,625,537
Weighted average common shares outstanding for diluted earnings per share	60,740,701	53,116,379	56,293,512	50,625,537
Basic earnings (loss) per common share	$0.98	$0.37	$(6.02)	$1.15
Diluted earnings (loss) per common share	$0.98	$0.37	$(6.02)	$1.15

For the three and nine months ended September 30, 2020 and September 30, 2019, the Company excluded the effects of the convertible senior unsecured notes from the computation of diluted earnings per share since the average market value per share of the Company’s common stock was below the exercise price of the convertible senior unsecured notes.

Note 14 — Income Taxes

As a REIT, the Company is not subject to federal income tax to the extent that it makes qualifying distributions to its stockholders and satisfies on a continuing basis, through actual investment and operating results, the REIT requirements including certain asset, income and stock ownership tests.

Based on the Company’s analysis of any potential uncertain income tax positions, the Company concluded that it does not have any uncertain tax positions that meet the recognition or measurement criteria as of September 30, 2020.  The Company files U.S. federal and state income tax returns.  As of September 30, 2020, U.S. federal tax returns filed by the Company for 2019, 2018 and 2017 and state tax returns filed for 2019, 2018, 2017, 2016 and 2015 are open for examination pursuant to relevant statutes of limitation. In the event that the Company incurs income tax related interest and penalties, the Company’s policy is to classify them as a component of its provision for income taxes.

Income Tax Provision

Subject to the limitation under the REIT asset test rules, the Company is permitted to own up to 100% of the stock of one or more taxable REIT subsidiaries ("TRS"). Currently, the Company owns one TRS that is taxable as a corporation and is subject to federal, state and local income tax on its net income at the applicable corporate rates. The TRS, which was formed in Delaware on July 28, 2014, is a limited liability company and a wholly-owned subsidiary of the Company. During the three months ended September 30, 2020 and September 30, 2019, the Company recorded a federal and state tax provision of $205 thousand and tax benefit of $55 thousand, respectively, which is recorded in "Income tax provision (benefit)" in the Consolidated Statements of Operations. During the nine months ended September 30, 2020 and September 30, 2019, the Company recorded a federal and state tax provision of $367 thousand and tax provision of $435 thousand, respectively,

Deferred Tax Asset

As of September 30, 2020 and December 31, 2019, the Company recorded a deferred tax asset of approximately $21.6 million and $8.5 million, respectively, relating to capital loss carryforward and temporary differences as a result of the timing of income recognition of certain investments held in the TRS. The capital loss carryforwards may only be recognized to the extent of capital gains. There is uncertainty as to the TRS ability to recognize capital gains in the future. As a result, the Company has concluded it is more likely than not the deferred tax asset will not be realized and has recorded a valuation allowance of $21.6 million and $8.5 million as of September 30, 2020 and December 31, 2019, respectively.

In addition, the REIT generated net operating losses ("NOLs") during the nine months ended September 30, 2020 and the year ended December 31, 2017, related to its interest rate swap terminations, and for its California return a portion of the NOL's is apportioned to the TRS. The Company recorded a deferred tax asset relating to the NOLs of $21.9 million and $6.0 million in the REIT and $2.3 million and $1.3 million in the TRS as of September 30, 2020 and December 31, 2019, respectively. The TRS can carryback the NOLs generated during the three months ended September 30, 2020 to each of the five preceding years and the NOLs generated during the year ended December 31, 2017 can be carried back to each of the two preceding years to request a refund for taxes paid. As of September 30, 2020 and December 31, 2019, the Company has concluded it is more likely than not the deferred tax asset relating to the NOLs will not be realized, with the exception of the TRS carryback to 2015, and has recorded a combined valuation allowance of $24.3 million and $6.9 million, respectively. The Company also recorded a deferred federal tax liability of $85 thousand as of December 31, 2019 in anticipation of the receipt of the state tax refund as a result of the carryback of the California NOL. The state tax refund was received during the three months ended March 31, 2020.

Effective Tax Rate

The Company's effective tax rate differs from its combined federal and state income tax rate primarily due to its valuation allowance and the deduction of dividends distributions to be paid under Code Section 857(a).

Note 15 — Contingencies

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. Management is not aware of any material contingencies at September 30, 2020.

Note 16- Subsequent Events

On October 6, 2020, the Company entered into an amendment with respect to its residential loan warehouse facility. The amendment serves to convert the existing residential loan facility to a limited mark to market margin facility that bears an interest rate of LIBOR plus 2.75%, with a LIBOR floor 0.25%. The target advance rate under the amended facility is 85% and the facility matures on October 5, 2021. The premium recapture fee was eliminated for investments financed under the facility. With the amendment the Company paid $12 million of the accrued premium recapture fee with the balance of the $8.5 million due upon the maturity of the facility.

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

The extreme lack of liquidity in mortgage markets combined with forced selling led to swift and dramatic price declines in late March 2020. The illiquidity was exacerbated by inadequate demand for MBS among primary dealers due to balance sheet constraints. On March 23, 2020, the significant decrease in our asset values resulted in margin calls of approximately $116.5 million from our repurchase agreement counterparties. Additional margin calls occurred in the following days. Failure to have posted adequate collateral for these margin calls would have given counterparties the right to call events of default under our repurchase agreements. Under an event of default the counterparty could sell or take ownership of the collateral to satisfy our repurchase agreement obligation and we would be liable for any shortfall. To meet the margin calls it was necessary to sell a material portion of our investment portfolio. In response to the unprecedented market volatility, during the first two quarters of 2020 we implemented measures to improve our balance sheet by increasing liquidity, reduce leverage, and seek financing arrangements as an alternative to short term repurchase agreements with daily margin requirements to preserve long-term shareholder value. These measures included, but were not limited to, the following:

•Suspended our first quarter and second quarter common dividends to preserve liquidity.
•In March 2020 terminated all interest rate hedges and further reduced margin call volatility.
•To meet margin calls and reduce our exposure to short-term mark to market financing, we old approximately $2.1 billion of Agency MBS, $107.3 million of Non-Agency MBS and $144.3 million of conforming residential whole loans.
•Our Manager waived management fees from March 2020 through May 2020.
•In April 2020, we closed an 18 month term financing arrangement without margin requirements for our entire non-QM loan portfolio. The impact of this financing was to reduce our exposure to repurchase agreement financing by $385 million and the associated margin calls from such agreements.
•In May 2020, we closed a 12 month term financing arrangement for Non-Agency RMBS and Non-Agency CMBS, significantly mitigating exposure to margin volatility. The aggregate financing provided by the counterparty with respect to the assets covered under this confirmation is approximately $108.8 million and the market value of such assets is approximately $182.7 million.

•In June 2020, we completed a residential mortgage-backed securitization of $355.8 million of our Residential Whole Loan investments, enabling the Company to secure $341.7 million of long-term financing at a weighted average interest rate of 2.0%.

These above actions enabled us to strengthening our balance sheet, stabilizing our financing arrangements. In the third quarter of 2020, we implemented the the following measure to further reduced leverage, improve liquidity, shareholders equity and the earnings power of the portfolio. These measures included, but were not limited to, the following:

•In July, the Company retired $5.0 million of its 6.75% Convertible Senior Notes at a 25% discount to par value, in exchange for the issuance of 1.4 million shares of our common stock.
•In the third quarter 2020, we reduced leverage on our commercial loan portfolio by 21.9%, which were financed under our commercial warehouse facility.
•In October 2020, we amended our existing residential loan facility to reduce borrowing costs. The amended facility has a 12 month term bearing an interest rate of one month LIBOR plus 2.75%.
•Also, for the nine months ended September 30, 2020, we reduced our repurchase agreement financings by 87.3% to $358.5 million.

For the three months ended September 30, 2020, we had improved financial results, which included significant recovery in asset valuations and improved net interest margin on our investments. With mortgage credit markets railing during the quarter, valuations on both our Residential Whole Loan portfolio and our commercial investments benefited meaningfully. Also, because of the continued improvement in the underlying performance of our portfolio, we were able to reinstate our dividend in the third quarter, an important step for the Company and our shareholders.

Our Manager's view is the road ahead will be a long hard slog. The full impact of COVID-19 on our results of operations, financial position and cost of capital is still uncertain as it depends on several factors beyond our control. Our Manager outlook is that (i) COVID-19 related growth setbacks have meaningful reduced global and U.S. growth, (ii) the medical battle will take time and prolonged efforts but recent developments are encouraging (iii) U.S. and global inflation are expected to be very subdued, (iv) Fiscal policy will need to remain supportive, and (v) after recovery begins central banks are expected to keep rates ultra low. We continue to operate with a defensive stance to preserve liquidity, reduce our exposure to short-term repurchase agreement financings, and reduce expenses.

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

Our Target Assets

Residential Whole Loans. — Residential Whole Loans are mortgages secured by single family residences held directly by us or through consolidated trusts with us holding the beneficial interest in the trusts. Our Residential Whole Loans are mainly adjustable rate mortgages that do not qualify for the Consumer Finance Protection Bureau’s (or CFPB) safe harbor provision for “qualified mortgages” ("Non QM" mortgages). Our Manager’s review, relating to Non QM mortgages, includes an analysis of the loan originator’s procedures and documentation for compliance with Ability to Repay requirements.  As discussed in Note 7 "Financing," we have and may continue to securitize whole loan interests, selling more senior interests in the pool of loans and retaining residual portions.  The characteristics of our Residential Whole Loans may vary going forward.

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

Our Investment Portfolio

    Our investment portfolio composition at September 30, 2020.

Our Financing Strategy

The uncertainties created by the COVID-19 pandemic have made it challenging to obtain financing arrangements on favorable terms, including our repurchase agreements, term financings, and securitizations. We expect to continue to seek financing arrangements as an alternative to short term repurchase agreements with daily margin requirements, including but not limited to term financing, securitization and convertible senior unsecured notes, as market permit. The amount of leverage we use for our portfolio depends upon a variety of factors, such as, general economic, political and financial market conditions, the anticipated liquidity and price volatility of our assets, the availability and cost of financing the assets, the creditworthiness of financing counterparties and the health of the U.S. residential and commercial mortgage markets. We are not required to maintain any particular leverage ratio. We expect to maintain a debt-to-equity ratio of two to six times the amount of our stockholders’ equity, depending on our investment composition.

See Financing Activity for details of financing arrangements we recently entered into to reduce our exposure to short-term financings with daily mark to market exposure.

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

Our repurchase agreement counterparties generally require collateral in excess of the loan amount, or haircuts. As of September 30, 2020, the ranges of the haircuts on our investments were as follows:

Collateral	Minimum	Maximum (excluding IOs and IIOs)	Maximum (including IOs and IIOs)
Agency RMBS	25.0%	n/a	25.0%
Non-Agency RMBS	32.5%	35.0%	35.0%
Non-Agency CMBS	30.0%	45.0%	n/a
Other securities	32.5%	60.0%	n/a
Residential Whole Loans(1)	20.0%	80.0%	n/a
Commercial Loans(2)	22.0%	67.2%	n/a

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

2020 Activity

Investment Activity

The COVID-19 pandemic has created unprecedented market disruption and dislocation. The extreme lack of liquidity in mortgage markets combined with forced selling led to swift and dramatic price declines. During the first quarter of 2020 and the early part of the second quarter, the significant decline in asset values resulted in us having to sell assets in order to meet margin calls by our repurchase agreement counterparties. By the end of the second quarter and into the third quarter the equity and credit markets rallied, driven by improved liquidity. Our portfolio has experienced improved valuations and we did not have significant asset sales or margin calls during the third quarter.

The following table presents our investing activity for the nine months ended September 30, 2020 (dollars in thousands):

	Balance at		Loan Modification/Capitalized Interest	Principal Payments and Basis Recovery	Proceeds from Sales	Transfers to REO	Realized Gain/(Loss)	Unrealized Gain/(loss)	Premium and discount amortization, net	VIE Consolidation / Deconsolidation, net	Balance at
Investment Type	December 31, 2019	Purchases									September 30, 2020
Agency RMBS and Agency RMBS IOs	$356,686	$64,008	$—	$(17,425)	$(402,965)	n/a	$11,543	$(9,713)	$(281)	$—	$1,853
Non-Agency RMBS	45,814	—	—	(1,802)	(12,658)	n/a	(60)	(5,491)	13	—	25,816
Agency CMBS and Agency CMBS IOs	1,438,569	185,082	—	(920)	(1,670,664)	n/a	109,539	(60,970)	(636)	—	—
Non-Agency CMBS	316,019	48,505	—	(11,276)	(94,586)	n/a	(22,702)	(52,179)	4,425	(6,885)	181,321
Other securities(1)	80,161	23,401	—	(1,022)	(35,957)	n/a	(6,110)	(15,608)	(3,810)	—	41,055
Total MBS and other securities	2,237,249	320,996	—	(32,445)	(2,216,830)	n/a	92,210	(143,961)	(289)	(6,885)	250,045
Residential Whole Loans	1,375,860	113,338	614	(208,940)	(144,258)	—	(10,511)	(25,568)	(3,538)	—	1,096,997
Residential Bridge Loans	36,419	—	—	(17,530)	—	(419)	(273)	(289)	(67)	—	17,841
Commercial Loans	370,213	—	33	(37,729)	—	—	—	(7,218)	352	—	325,651
Securitized commercial loans	909,040	—	—	(211,204)	—	—	—	(109,683)	4,909	1,094,483	1,687,545
Total Investments	$4,928,781	$434,334	$647	$(507,848)	$(2,361,088)	$(419)	$81,426	$(286,719)	$1,367	$1,087,598	$3,378,079

    (1) Other securities include $34.1 million of GSE CRTs and $7.0 million of ABS at September 30, 2020.

Portfolio Characteristics

Our Agency Portfolio

The following table summarizes our Agency portfolio by investment category as of September 30, 2020 (dollars in thousands):

	Principal Balance	Amortized Cost	Fair Value	Net Weighted Average Coupon
Agency RMBS IOs and IIOs (1)	N/A	$105	$153	2.4%
Agency RMBS IOs and IIOs accounted for as derivatives (1)	N/A	N/A	1,700	3.0%
Total Agency RMBS	—	105	1,853	2.9%
Total	$—	$105	$1,853	2.9%

(1)IOs and IIOs have no principal balances and bear interest based on a notional balance.  The notional balance is used solely to determine interest distributions on the interest-only class of securities.

Credit Sensitive Portfolio

    The following table presents information by vintage(1) as it relates to our credit sensitive investment portfolio at September 30, 2020:

Credit Sensitive Securities	Pre 2011	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020	Total
Non-Agency RMBS	0.1%	—%	—%	—%	—%	—%	—%	0.3%	0.2%	—%	—%	0.6%
Non-Agency RMBS IOs	—%	—%	—%	—%	—%	—%	—%	0.1%	—%	—%	—%	0.1%
Non-Agency CMBS	0.2%	0.9%	—%	—%	0.4%	0.3%	0.3%	0.1%	1.0%	1.9%	0.2%	5.3%
Other securities	—%	—%	—%	—%	0.1%	0.1%	0.1%	0.1%	0.5%	—%	0.4%	1.3%
Residential Whole Loans	0.1%	0.1%	0.1%	1.1%	0.6%	—%	0.8%	2.5%	15.5%	11.5%	0.1%	32.4%
Residential Bridge Loans	—%	—%	—%	—%	—%	—%	—%	0.1%	0.4%	—%	—%	0.5%
Securitized commercial loans	—%	—%	—%	—%	36.5%	—%	—%	—%	13.6%	—%	—%	50.1%
Commercial Loans	—%	—%	—%	—%	—%	—%	—%	—%	2.2%	7.5%	—%	9.7%
Total	0.4%	1.0%	0.1%	1.1%	37.6%	0.4%	1.2%	3.2%	33.4%	20.9%	0.7%	100%

 (1) Based on carrying amount of the investments.

Non-Agency RMBS

The following table presents the fair value and weighted average purchase price for each of our Non-agency RMBS categories, including IOs accounted for as derivatives, together with certain of their respective underlying loan collateral attributes and current performance metrics as of September 30, 2020 (fair value dollars in thousands):

		Weighted Average
Category	Fair Value	Purchase Price	Life (Years)	Original LTV	Original FICO	60+ Day Delinquent	6-Month CPR
Prime	$8,636	$71.26	11.8	68.9%	769	4.0%	15.0%
Alt-A	17,180	47.49	12.0	80.6%	665	20.9%	9.0%
Total	$25,816	$55.44	12.0	76.7%	700	15.3%	11.0%

Non-Agency CMBS

The following table presents certain characteristics of our Non-Agency CMBS portfolio as of September 30, 2020 (dollars in thousands):

		Principal		Weighted Average
Type	Vintage	Balance	Fair Value	Life (Years)	Original LTV
Conduit:
	2006-2009	$14,126	$6,735	1.1	72.5%
	2010-2020	94,107	52,252	3.7	61.6%
		108,233	58,987	3.4	62.9%
Single Asset:
	2010-2020	148,217	122,334	2.2	66.2%
Total		$256,450	$181,321	2.6	65.1%

Residential Whole Loans

The Residential Whole Loans have low LTV's and are comprised of 2,701 Non-QM adjustable rate mortgages and nine investor fixed rate mortgages. The following table presents certain information about our Residential Whole Loans investment portfolio at September 30, 2020 (dollars in thousands):

			Weighted Average
Current Coupon Rate	Number of Loans	Principal Balance	Original LTV	Original FICO Score(1)	Expected Life (years)	Contractual Maturity (years)	Coupon Rate
3.01 – 4.00%	73	$25,295	57.0%	708	3.6	23.7	3.8%
4.01– 5.00%	1,287	448,466	61.8%	751	2.5	27.9	4.9%
5.01 – 6.00%	1,310	585,577	64.3%	740	2.7	27.8	5.4%
6.01 – 7.00%	38	13,798	67.4%	723	3.0	27.3	6.3%
7.01 - 8.00%	2	512	73.2%	753	4.0	27.9	7.1%
Total	2,710	$1,073,648	63.1%	744	2.7	27.7	5.1%

(1)The original FICO score is not available for 249 loans with a principal balance of approximately $79.5 million at September 30, 2020. We have excluded those loans from the weighted average computation.

Residential Bridge Loans

    Our Residential Bridge Loans are comprised of short-term fixed rate mortgages secured by non-owner occupied single and multi-family residences with low LTVs, generally up to 85%. The following table presents certain information about our Residential Bridge Loans investment portfolio at September 30, 2020 (dollars in thousands):

			Weighted Average
Current Coupon Rate	Number of Loans	Principal Balance	Original LTV	Contractual Maturity (months)(1)	Coupon Rate
7.01 – 9.00%	15	$10,430	69.5%	1.8	8.6%
9.01 – 11.00%	18	7,714	74.8%	3.2	10.1%
11.01 – 13.00%	3	705	69.8%	0.0	11.4%
17.01 – 19.00%	1	124	75.0%	0.0	18.0%
Total	37	$18,973	71.7%	2.2	9.4%

(1) Non-performing loans that are past their maturity date are excluded from the calculation of the weighted average contractual maturity. The weighted average contractual maturity for these loans is zero.

Non-performing Residential Loans

The following table presents the aging of the Residential Whole Loans and Bridge Loans as of September 30, 2020 (dollars in thousands):

	Residential Whole Loans			Bridge Loans
	No of Loans	Principal	Fair Value	No of Loans	Principal	Fair Value (1)
Current(2)	2,655	$1,038,836	$1,063,022	10	$4,501	$4,486
1-30 days	24	10,330	10,472	2	1,430	1,412
31-60 days	3	1,303	1,281	3	2,080	2,038
61-90 days	7	7,266	6,978	—	—	—
90+ days	21	15,913	15,244	22	10,962	9,904
Total	2,710	$1,073,648	$1,096,997	37	$18,973	$17,840

(1) Includes $1.5 million loans carried at amortized cost.
(2) Includes loans in forbearance with unpaid principal balance of approximately $109.6 million.

COVID-19 has materially disrupted business operations, resulting in significantly higher levels of unemployment or underemployment. As a result, some of its Residential Whole Loan borrowers have experienced financial hardship, making it difficult to meet their payment obligations to the Company, leading to requests for forbearance and higher levels of delinquency and potentially defaults. The Company maintains a strong relationship with its servicers and has utilized these relationships to manage the impacts of COVID-19 pandemic on the Company's Non-QM loans. As of September 30, 2020, the Company had 252 Non-QM loans in forbearance. Under the forbearance agreement, the borrower can generally elect to defer the principal and interest payments for 3 to 5 months. At the end of the forbearance period, the borrower can either repay the deferred principal and interest in full, capitalize the deferred principal and interest to the loan balance and calculate a new amortization payment or request an extension. Loans in forbearance are treated as "Current" in the above chart. These loans are carried at fair value and had an unpaid principal balance of approximately $109.6 million, a fair value of $110.3 million, a weighted average original LTV of 63.7%., and represent approximately 10.2% of the total outstanding principal balance.
Residential Whole Loans

As of September 30, 2020, there were 21 Residential Whole Loans carried at fair value in non-accrual status with an unpaid principal balance of approximately $15.9 million and a fair value of $15.2 million. These nonperforming loans represent approximately 1.5% of the total outstanding principal balance. No allowance or provision for credit losses was recorded as of and for the three and nine months ended September 30, 2020 since the valuation adjustment, if any, would be reflected in the fair value of these loans. We stopped accruing interest income for these loans when they became contractually 90 days delinquent.

    As of September 30, 2020, there were one Residential Bridge Loans carried at amortized cost in non-accrual status with an unpaid principal balance of approximately $123.8 thousand and 21 Residential Bridge Loans carried at fair value in non-accrual status with an unpaid principal balance of approximately $10.8 million and a fair value of $9.8 million. These nonperforming Residential Bridge Loans represent approximately 57.8% of the total outstanding principal balance. We reviewed the estimated fair value of the collateral to determine if an allowance and provision of credit loss was required for loans carried at amortized costs. Based upon our evaluation, no allowance and provision for credit losses was recorded for loans carried at amortized cost as of and for the three and nine months ended September 30, 2020 since the fair value of the collateral balance less the cost to sell was in excess of the outstanding principal and interest balances. No allowance and provision for credit losses was recorded for loans carried at fair value as of and for the three and nine months ended September 30, 2020 since valuation adjustments, if any, would be reflected in the fair value of these loans. We stopped accruing interest income for these loans when they became contractually 90 days delinquent.

    As of September 30, 2020, we had real estate owned ("REO") properties with an aggregate carrying value of $1.3 million related to foreclosed Bridge Loans. The REO properties are held for sale and accordingly carried at the lower of cost or fair value less cost to sell. The REO properties are classified in "Other assets" in the Consolidated Balance Sheets.

Commercial Real Estate Investments

Securitized Commercial Loans

In November 2015, we acquired a $14.0 million variable interest in CSMC Trust, which is a VIE that we were required to consolidate. In June 2020, the variable interest we acquired was paid off and accordingly, the CSMC Trust is no longer consolidated.

RETL 2018 was refinanced with a new securitization RETL 2019-RVP ("RETL 2019 Trust") in March 2019. We acquired a $65.3 million variable interest in the trust certificates issued by RETL 2019 Trust, including $45.3 million which represents the 5% eligible risk retention certificate. Please refer to Note 6 - "Commercial Real Estate Investments" for details. The RETL 2019 Trust holds a commercial loan collateralized by first mortgages, deeds of trusts and interests in commercial real estate located throughout the United States and Puerto Rico. The outstanding principal balance on this commercial loan is $488.9 million as of September 30, 2020. The commercial loan served as collateral for the $488.9 million securitized debt issued by RETL 2019 Trust and the securitized debt is non-recourse to us. Refer to Note 7 - "Financings" for details on the associated securitized debt.

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

In March 2020, we sold our investments in the A Class certificates of MRCD Trust, and shortly after the sale, we entered into an agreement to assign our controlling rights and appoint one of the buyers as the new Directing Holder. As a result, the assets and liabilities of MRCD Trust were unconsolidated since we no longer have the power to direct the activities that significantly impact the economic performance of the MRCD Trust.

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

On August 1, 2020 we consolidated CSMC USA as a result of our ongoing reassessment of our CMBS VIE holdings for potential consolidation of the securitized trust. Our $14.9 million or 8.8% interest in the trust certificate of CSMC USA (F Class) was eliminated in the consolidation. Please refer to Note 6 - "Commercial Real Estate Investments" for details. The CSMC USA holds a commercial loan secured by a first mortgage lien on the borrowers’ fee and leasehold interests in a portion of a super-regional mall. The outstanding principal balance on this commercial loan is $1.4 billion as of September 30, 2020. The loan's stated maturity date is September 11, 2025 and bears a fixed interest rate of 4.38%. The commercial loan served as collateral for the $1.4 billion securitized debt issued by CMSC USA and the securitized debt is non-recourse to us. Refer to Note 7 - "Financings" for details on the associated securitized debt.

Non-Performing Commercial Loans

The impact of COVID-19 pandemic has adversely impacted a broad range of industries in which our commercial loan borrowers operate and could impair their ability to fulfill their financial obligations to us, most significantly hospitality asset. We believe our CRE loan sponsors are well capitalized and generally committed to supporting the assets collateralizing our loans. Our portfolio’s low average LTV of 65.5% as of September 30, 2020 reflects significant equity value that our sponsors are motivated to protect through the COVID-19 disruption. As of September 30, 2020, we had one delinquent borrower with a total loan principal balance of $30.0 million. The Company is currently exploring various workout strategies.

The following table presents the aging of the Commercial Loans as of September 30, 2020 (dollars in thousands):

	Commercial Loans
	No of Loans	Principal	Fair Value
Current	10	$302,518	$296,474
1-30 days	—	—	—
31-60 days	—	—	—
61-90 days	—	—	—
90+ days	1	30,000	29,177
Total	11	$332,518	$325,651

Geographic Concentration

The mortgages underlying our Non-Agency RMBS and Non-Agency CMBS are located in various states across the United States and other countries. The following table presents the five largest concentrations by location for the mortgages collateralizing our Non-Agency RMBS and Non-Agency CMBS as of September 30, 2020, based on fair value (dollars in thousands):

	Non-Agency RMBS			Non-Agency CMBS
	Concentration	Fair Value		Concentration	Fair Value
California	29.4%	$7,602	California	25.7%	$46,533
Florida	8.5%	2,199	Illinois	11.3%	20,545
New York	7.4%	1,913	Nevada	10.9%	19,754
Maryland	4.2%	1,092	Bahamas	6.5%	11,728
Georgia	4.1%	1,068	Kansas	5.3%	9,664

The following table presents the various states across the United States in which the collateral securing our Residential Whole Loans and Residential Bridge Loans at September 30, 2020, based on principal balance, is located (dollars in thousands):

	Residential Whole Loans			Residential Bridge Loans
	State Concentration	Principal Balance		State Concentration	Principal Balance
California	65.4%	$702,352	California	37.8%	$7,163
New York	17.9%	192,458	New York	17.7%	3,365
Georgia	3.4%	35,969	Washington	17.7%	3,361
Florida	2.7%	29,268	Florida	12.6%	2,384
New Jersey	2.5%	26,642	New Jersey	4.4%	843
Other	8.1%	86,959	Other	9.8%	1,857
Total	100.0%	$1,073,648	Total	100.0%	$18,973

Financing Activity

     The market disruptions surrounding COVID-19 resulted in the decline of our asset values making it more difficult to obtain repurchase agreement financing with favorable terms or at all. Our repurchase agreement counterparties have increased borrowing rates and increased haircuts. We will continue to expand and diversify our financing sources, especially those sources that provide an alternative to short term repurchase agreements with daily margin requirements. Our amended Residential Whole Loan facility and supplemented Non-Agency CMBS and RMBS facility has significantly reducing our exposure to margin volatility.

Repurchase Agreements

Residential Whole Loan Facility

On April 21, 2020, we entered into amendments with respect to certain of its loan warehouse facilities. These amendments mainly served to convert an existing residential whole loan facility into a term facility by removing any mark to market margin requirements, and to consolidate the our Non-Qualified Mortgage loans onto a single facility, which were previously financed by three separate, unaffiliated counterparties.

The target advance rate under the amended and restated facility is approximately 84% of the aggregate unpaid principal balance of the loans. The original maturity date for the facility was October 20, 2021. All principal payments and income generated by the loans during the term of the facility will be used to pay principal and interest on the facility. Upon the securitization or sale by us of any whole loan subject to this amended and restated facility, the counterparty is entitled to receive a recapture premium fee of 30% of all realized value on any whole loans above such counterparty’s amortized basis as well as an exit fee of 0.50% of the loan amount in circumstances where the counterparty was involved in the disposition of the loans. The financing cost of this facility was reflective of the challenging market conditions, at such time, when we entered into the agreement.

Initially, the aggregate borrowings under this facility with respect to its Residential Whole Loans was approximately $385.0 million and the market value of such loans was approximately $430.0 million. On June 29, 2020, we securitized approximately $355.8 million of the Residential Whole Loans and paid down the facility by approximately $339.4 million (see "Securitized Debt" below for additional details). As noted above part of the financing arrangements we agreed to pay the lender a fee of 30% of all realized value on the Residential Whole Loans above the counterparty's amortized basis upon securitization or sale. As a result of refinancing the Residential Whole Loans through a securitization, we accrued a premium recapture fee of approximately $20.5 million, which is payable at the maturity of the facility, and was recorded in "Financing fees" in the Consolidated Statements of Operations. In October 2020, in connection with the amendment to the facility discussed above we paid $12.0 million of the premium recapture fee and the balance of $8.5 million is payable at the maturity of the amended facility, October 5, 2021.

As of September 30, 2020, approximately $72.7 million in non QM loans remain in the facility which are also subject to the recapture premium at sale or securitization and the amount of such liability is contingent on the realizable value at time of sale or securitization.

On October 6, 2020 the Company entered into an amendment with respect to its residential loan warehouse facility. The amendment serves to convert the existing residential loan facility to a limited mark to market margin facility that bears an interest rate of LIBOR plus 2.75%, with a LIBOR floor of 0.25%. The target advance rate under the amended facility is 85% and the facility matures on October 5, 2021. As part of the amendment, the premium recapture fee was eliminated for investments financed under the amended facility.

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

Certain of the repurchase agreements provide the counterparty with the right to terminate the agreement if the Company does not maintain certain equity, liquidity and leverage metrics, the most restrictive of which include a limit on leverage based on the composition of the Company’s portfolio. For all the repurchase agreements with outstanding borrowings, the Company was in compliance with the terms of such financial tests as of September 30, 2020.

At September 30, 2020, we had outstanding borrowings under six of our repurchase agreements. The following table summarizes our financing activity under our repurchase agreements for the nine months ended September 30, 2020 (dollars in thousands):

	Balance at			Balance at
Collateral	December 31, 2019	Proceeds	Repayments	September 30, 2020
Agency CMBS	$1,352,248	$2,931,690	$(4,283,938)	$—
Agency RMBS	348,274	214,477	(561,313)	1,438
Non-Agency CMBS(1)	190,390	718,121	(825,247)	83,264
Non-Agency RMBS	30,481	80,574	(96,313)	14,742
Residential Whole Loans(2)	476,172	2,632,792	(3,068,903)	40,061
Residential Bridge Loans(2)	29,869	263,038	(277,144)	15,763
Commercial loans(2)	224,594	1,943,521	(1,999,718)	168,397
Securitized commercial loans(2)	116,087	179,649	(295,736)	—
Membership interest	—	18,845	—	18,845
Other securities	56,762	166,497	(206,891)	16,368
Borrowings under repurchase agreements	2,824,877	9,149,204	(11,615,203)	358,878
Less unamortized debt issuance costs	76	—	—	353
Borrowings under repurchase agreements, net	$2,824,801	$9,149,204	$(11,615,203)	$358,525

(1)Includes repurchase agreement borrowings on securities eliminated upon VIE consolidation.
(2)The borrowings and collateral pledged attributed to loans owned through trust certificates. The trust certificates are eliminated upon consolidation.
.

At September 30, 2020, we had outstanding repurchase agreement borrowings with the following counterparties:

(dollars in thousands) Repurchase Agreement Counterparties	Amount Outstanding	Percent of Total Amount Outstanding	Company Investments Held as Collateral	Counterparty Rating(1)
Credit Suisse AG, Cayman Islands Branch (2)	$188,296	52.5%	$388,909	A+
Citigroup Global Markets Inc.	102,656	28.6%	211,414	A+
Nomura Securities International, Inc. (3)	54,770	15.3%	92,123	Unrated (3)
Barclays Capital Inc.	9,119	2.5%	14,196	A
All other counterparties (4)	4,037	1.1%	8,815
Total	$358,878	100.0%	$715,457

(1)The counterparty ratings presented above are the long-term issuer credit ratings as rated at September 30, 2020 by S&P.
(2)Includes master repurchase agreements in which the buyer includes Alpine Securitization LTD., a Credit Suisse sponsored asset-backed commercial paper conduit.
(3)    Nomura Holdings, Inc., the parent company of Nomura Securities International, Inc., is rated BBB+ by S&P at September 30, 2020.
(4)    Represents amount outstanding with two counterparties, which each holds collateral valued less than 5% of our stockholders’ equity as security for our obligations under the applicable repurchase agreements as of September 30, 2020.

The following table presents our average repurchase agreement borrowings, excluding unamortized debt issuance costs, by type of collateral pledged for the three and nine months ended September 30, 2020 (dollars in thousands):

Collateral	Three Months Ended September 30, 2020	Nine months ended September 30, 2020
Agency RMBS	$1,473	$91,960
Agency CMBS	—	488,102
Non-Agency RMBS	15,044	14,438
Non-Agency CMBS(1)	84,785	182,661
Residential Whole Loans	38,161	339,749
Commercial loans	170,291	187,259
Residential Bridge Loans	21,644	25,519
Membership interest	410	138
Other securities	16,552	32,159
Total	$348,360	$1,361,985
Maximum borrowings during the period(2)	$369,727	$3,006,550

(1)Includes repurchase agreement borrowings on securities eliminated upon VIE consolidation.
(2)Amount represents the maximum borrowings at month-end during each of the respective periods.
Securitized Debt

Commercial Mortgage-Backed Notes

We hold a controlling financial variable interest in RETL 2019 Trust and CSMC USA and were required to consolidate the CMBS VIEs. Refer to Note 7 - "Financings" for details.

The following table summarizes the consolidated RETL 2019 Trust's commercial mortgage pass-through certificates at September 30, 2020 which is classified in "Securitized debt, net" in the Consolidated Balance Sheets (dollars in thousands):

Classes	Principal Balance(1)	Coupon	Fair Value	Contractual Maturity
Class A	$34,022	1.3%	$34,024	3/15/2021
Class B	101,200	1.7%	96,085	3/15/2021
Class C	308,400	2.3%	282,831	3/15/2021
Class X-EXT(2)	N/A	1.2%	31	3/15/2021
	$443,622		$412,971

(1) Excluded the principal and fair value of classes owned by us that are eliminated in the Consolidated Balance Sheets.
(2) Class X-EXT is an interest-only class with an initial notional balance of $308.4 million.

The above table does not reflect the class HRR bond held by us because the bond is eliminated in consolidation The HRR Class bonds had a fair value of $41.7 million as of September 30, 2020 and our exposure to loss is limited to our ownership interest in this bond..

The following table summarizes the consolidated 2014 CSMC USA's commercial mortgage pass-through certificates at September 30, 2020 which is classified in "Securitized debt, net" in the Consolidated Balance Sheets (dollars in thousands):

Classes	Principal Balance	Coupon	Fair Value	Contractual Maturity
Class A-1	124,076	3.3%	124,648	9/11/2025
Class A-2	531,700	4.0%	541,905	3/15/2021
Class B	136,400	4.2%	122,802	9/11/2025
Class C	94,500	4.3%	80,348	9/11/2025
Class D	153,950	4.4%	117,058	9/11/2025
Class E	180,150	4.4%	122,585	9/11/2025
Class F	153,600	4.4%	96,808	9/11/2025
Class X-1(1)	n/a	0.5%	14,638	9/11/2025
Class X-2(1)	n/a	0.4%	2,697	9/11/2025
	$1,374,376		$1,223,489

(1) Class X-1 and X-2 are interest-only classes with notional balances of $655.8 million and $733.5 million as of September 30, 2020, respectively.

The above table does not reflect the portion of the class F bond held by us because the bond is eliminated in consolidation. The Company's ownership interest in the F bonds represents a controlling financial interest, which resulted in consolidation of the trust, during the quarter. The bond had a fair market value of $9.4 million at September 30, 2020, and our exposure to loss is limited to our ownership interest in this bond..

Residential Mortgage-Backed Notes

In May 2019, we completed a residential mortgage-backed securitization comprised of a portion of our Residential Whole Loan portfolio. RMI 2015 Trust and RNR Trust collectively transferred $945.5 million of Non-QM Residential Whole Loans, to our wholly owned subsidiary, Arroyo Trust. Arroyo Trust issued $919.0 million of mortgage-backed notes and we retained the subordinate non-offered securities. These non-offered securities with an estimated fair value of $43.7 million at September 30, 2020 were eliminated in the consolidation. At September 30, 2020, Residential Whole Loans, with an outstanding principal balance of approximately $668.7 million, serve as collateral for the Arroyo Trust's securitized debt.

The following table summarizes the consolidated Arroyo Trust's issued mortgage-backed notes at September 30, 2020 which is classified in "Securitized debt, net" in the Consolidated Balance Sheets (dollars in thousands):

Classes	Principal Balance	Coupon	Carrying Value	Contractual Maturity
Issued Mortgage-Backed Notes
Class A-1	$552,779	3.3%	$552,777	4/25/2049
Class A-2	29,619	3.5%	29,618	4/25/2049
Class A-3	46,925	3.8%	46,924	4/25/2049
Class M-1	25,055	4.8%	25,055	4/25/2049
Subtotal	654,378		$654,374
Less: Unamortized deferred financing costs	N/A		4,625
Total	$654,378		$649,749

In June 2020, we completed a residential mortgage-backed securitization comprised of a portion of our Residential Whole Loan portfolio. RMI 2015 Trust transferred $355.8 million of Non-QM Residential Whole Loans, to our wholly owned subsidiary, Arroyo Trust 2020. Arroyo Trust 2020 issued $341.7 million of mortgage-backed notes and we retained the subordinate non-offered securities. These non-offered securities with an estimated fair value of $29.5 million at September 30,

2020 were eliminated in the consolidation. At September 30, 2020, Residential Whole Loans, with an outstanding principal balance of approximately $329.7 million, serve as collateral for the Arroyo Trust 2020's securitized debt.

The following table summarizes the consolidated Arroyo Trust 2020's issued mortgage-backed notes at September 30, 2020 which is classified in "Securitized debt, net" in the Consolidated Balance Sheets (dollars in thousands):

Classes	Principal Balance	Coupon	Carrying Value	Contractual Maturity
Issued Mortgage-Backed Notes
Class A-1A	$246,807	1.7%	$246,801	3/25/2055
Class A-1B	29,287	2.1%	29,286	3/25/2055
Class A-2	13,518	2.9%	13,517	3/25/2055
Class A-3	17,963	3.3%	17,963	3/25/2055
Class M-1	11,739	4.3%	11,739	3/25/2055
Subtotal	319,314		$319,306
Less: Unamortized deferred financing costs	N/A		2,606
Total	$319,314		$316,700

Convertible Senior Unsecured Notes

    As of September 30, 2020, we had $200.0 million of 6.75% convertible senior unsecured notes outstanding. The notes mature on October 1, 2022, unless earlier converted, redeemed or repurchased by the holders pursuant to their terms, and are not redeemable by us except during the final three months prior to maturity. On July 1, 2020, we issued an aggregate of 1,354,084 shares of our common stock in exchange for $5.0 million of our 6.75% convertible senior unsecured notes pursuant to separate privately negotiated exchange agreements entered into on July 1, 2020 (collectively, the “Exchange Agreement”) between us and certain holders of the Notes. We did not receive any cash proceeds as a result of the Exchange Agreement, and the notes exchanged pursuant to the Exchange Agreement were retired and cancelled. See Note 7 – “Financings.”

Hedging Activity
In March 2020, we effectively terminated fixed-pay interest rate swaps with a notional value of approximately $3.1 billion and variable-pay interest rate with a notional value of approximately $1.9 billion to reduce hedging costs and associated market volatility. The effect of the termination is reflected in the table below for the nine months ended September 30, 2020 in Settlements, Terminations or Expirations.
The following tables summarize the hedging activity during the nine months ended September 30, 2020 (dollars in thousands):

	Notional Amount at		Settlements, Terminations or Expirations	Notional Amount at
Derivative Instrument	December 31, 2019	Acquisitions		September 30, 2020
Fixed pay interest rate swaps	$2,551,000	$783,000	$(3,334,000)	$—
Variable pay interest rate swaps	1,405,000	794,800	(2,199,800)	—
Interest rate swaptions	—	305,000	(305,000)	—
Credit default swaps	151,000	164,000	(308,830)	6,170
TBA securities - long positions	1,000,000	5,257,000	(6,257,000)	—
TBA securities - short positions	1,000,000	5,257,000	(6,257,000)	—
Total derivative instruments	$6,107,000	$12,560,800	$(18,661,630)	$6,170

	Fair Value at	Acquisitions	Settlements, Terminations or Expirations	Realized Gains / Losses	Mark-to-market	Fair Value at
Derivative Instrument	December 31, 2019					September 30, 2020
Fixed pay interest rate swaps	$3,001	$(32,894)	$241,939	$(209,046)	$(3,000)	$—
Variable pay interest rate swaps	(485)	7,608	(36,633)	29,025	485	—
Interest rate swaptions	—	—	(80)	80	—	—
Credit default swaps	(2,847)	2,526	11,502	(9,843)	(2,023)	(685)
TBA securities	(928)	—	2,430	(2,430)	928	—
Total derivative instruments	$(1,259)	$(22,760)	$219,158	$(192,214)	$(3,610)	$(685)

As of September 30, 2020, we had no fixed pay rate interest rate swaps or variable pay rate interest rate swaps.

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

At-The-Market Program
    In March 2017, we entered into an equity distribution agreement with JMP Securities LLC, which was amended on June 5, 2020, under which we may offer and sell up to $100.0 million shares of common stock in an At-The-Market equity offering. During the nine months ended September 30, 2020, we sold 6,034,741 shares under this amended agreement with an average price of $3.70 per share for total net proceeds of $22.0 million.
Convertible Notes Exchange

On July 1, 2020, we issued an aggregate of 1,354,084 shares of our common stock in exchange for $5.0 million aggregate principal amount of our 6.75% Convertible Senior Notes due 2022. See Note 7 - "Financings" for information related to the convertible notes exchange.

Dividends

To preserve liquidity, we suspended our first and second quarter of 2020 common stock dividends in light of extraordinary market volatility driven by uncertainty surrounding the COVID-19 pandemic.

In the third quarter of 2020, we resumed our quarterly dividend after making progress strengthening our balance sheet and improving liquidity and earnings power of our investment portfolio. For the quarter ended September 30, 2020, we declared a $0.05 dividend per share generating a dividend yield of approximately 9.8% based on the stock closing price of $2.04 at September 30, 2020.

Book Value

The following chart reflects our book value per common share basic and diluted over five consecutive quarters:

Book Value
15
10
5
0
10.60
10.55
3.41
3.15
4.07
09/30/19
12/31/19
03/31/20
06/30/20
09/30/20
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

We had improved financial results during the third quarter, which included significant recovery in asset valuations. The improved asset valuations resulted in the increase in book value of 29.2% to $4.07 at September 30, 2020 when compared to our June 30, 2020 book value of $3.15.

Results of Operations

Comparison of the three months ended September 30, 2020 to the three months ended September 30, 2019.

General

Our results of operations were adversely impacted by the COVID-19 pandemic, which created unprecedented market disruption and dislocation. During the first quarter of 2020, the uncertainty surrounding the pandemic created an extreme lack of liquidity in mortgage markets and when combined with forced selling led to swift and dramatic price declines. The significant decline in value of our investment portfolio resulted in substantial margin calls from our repurchase agreement counterparties. In order to satisfy the margin calls, we sold a significant portion of our investments. We also terminated our interest rate hedges because they were ineffective in the low interest rate environment and it further reduced margin call volatility. During the third quarter ending September 30, 2020, our portfolio experienced improved valuations and earnings, and we did not have significant asset sales or margin calls during the quarter.

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

Due to the significant amount of investment sales, resulting from the market volatility created by the COVID-19 pandemic, our results of operations for the three and nine months ended September 30, 2020 and 2019 are not comparable.

During the third quarter of 2020, we continued to make progress towards strengthening our balance sheet, improving liquidity, shareholders equity and the earnings power of the portfolio. For the three months ended September 30, 2020, we generated net income of $59.8 million, or $0.98 per basic and diluted weighted common share. The increase in net income was mainly attributable to improved asset valuations across our portfolio . For the three months ended September 30, 2019 we generated net income of $19.7 million, or $0.37 per basic and diluted weighted common share.

Net Interest Income

    The following tables set forth certain information regarding our net interest income on our investment portfolio for the three months ended September 30, 2020 and September 30, 2019 (dollars in thousands):

Three Months Ended September 30, 2020	Average Amortized Cost of Assets	Total Interest Income	Yield on Average Assets

Investments
Agency RMBS	$136	$8	23.40%
Non-Agency CMBS	244,082	5,186	8.45%
Non-Agency RMBS	30,355	462	6.05%
Residential Whole Loans	1,137,905	12,698	4.44%
Residential Bridge Loans	24,328	325	5.31%
Commercial loans	332,348	5,390	6.45%
Securitized commercial loans	1,329,556	19,191	5.74%
Other securities	51,475	710	5.49%
Total investments	$3,150,185	$43,970	5.55%

	Average Carrying Value	Total Interest Expense	Average Cost of Funds(1)
Borrowings
Repurchase agreements	$348,360	$3,503	4.00%
Convertible senior unsecured notes, net	194,281	4,062	8.32%
Securitized debt	2,264,800	26,288	4.62%
Total borrowings	$2,807,441	$33,853	4.80%

Net interest income and net interest margin(2)		$10,117	1.28%

Three Months Ended September 30, 2019	Average Amortized Cost of Assets	Total Interest Income	Yield on Average Assets

Investments
Agency CMBS	$1,734,681	$13,780	3.15%
Agency RMBS	462,431	3,742	3.21%
Non-Agency CMBS	241,580	4,744	7.79%
Non-Agency RMBS	46,133	556	4.78%
Residential Whole Loans	1,186,261	13,953	4.67%
Residential Bridge Loans	83,208	1,362	6.49%
Commercial Loans	372,802	7,612	8.10%
Securitized commercial loan	736,542	8,615	4.64%
Other securities	73,997	1,288	6.91%
Total investments	$4,937,635	$55,652	4.47%

	Average Carrying Value	Total Interest Expense	Average Cost of Funds(1)
Borrowings
Repurchase agreements	$2,990,018	$22,054	2.93%
Convertible senior unsecured notes, net	135,951	2,653	7.74%
Securitized debt	1,505,784	14,375	3.79%
Total borrowings	$4,631,753	$39,082	3.35%

Net interest income and net interest margin(2)		$16,570	1.33%

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

Interest Income

For the three months ended September 30, 2020 and September 30, 2019, we earned interest income on our investments of approximately $44.0 million and $55.7 million, respectively, a decrease of approximately $11.7 million.  The decrease was driven by the sales of a significant portion of our investment portfolio to meet margin calls. During the first six months of the year, mainly in March and April 2020, we sold $2.4 billion of investments. The full impact of these sales were reflected in interest income in the third quarter of 2020.

For the three months ended September 30, 2020 the weighted average yield on our portfolio increased to 5.55% for the three months ended September 30, 2020 from 4.47% for the three months ended September 30, 2020. While it is difficult to predict the future impact of COVID-19, our principal and interest payments through September 30, 2020 have not been materially impacted.

Interest Expense

Interest expense decreased from $39.1 million for the three months ended September 30, 2019 to $33.9 million for the three months ended September 30, 2020. The decrease was a result of reduced leverage associated with the sale of $2.4 billion of investments, mainly in March and April 2020. During the second quarter of 2020, we entered into two new financing facilities to limit our exposure to short-term mark to market financings. Also, we completed a securitization of approximately $355.8 million of our Residential Whole Loans, reducing our recourse leverage by $339.4 million or 46.0%.

Other income (loss), net

Realized gain (loss) on investments, net

Realized gain (loss) on investments represents the net gain (loss) on sales or settlements from our investment portfolio. Our portfolio experienced improved valuations and we did not have significant asset sales during the third quarter.

The following table presents the realized gains (losses) of our investments for each of the three months ended September 30, 2020 and September 30, 2019 (dollars in thousands):

	For the three months ended September 30, 2020				For the three months ended September 30, 2019
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Agency CMBS	$—	$—	$—	$—	$356,967	$20,268	$—	$20,268
Agency RMBS	—	—	—	—	205,310	1,560	—	1,560
Non-Agency CMBS	—	—	—	—	24,288	134	(210)	(76)
Non-Agency RMBS	(44)	—	(44)	(44)	—	—	—	—
Residential Bridge Loans(1)	—	—	(225)	(225)	—	107	(474)	(367)
Loans transferred to REO(1)	—	—	—	—	3,536	399	(352)	47
Disposition of REO	786	—	(271)	(271)	219	—	(33)	(33)
Total	$742	$—	$(540)	$(540)	$590,320	$22,468	$(1,069)	$21,399

(1)Realized gains/losses recognized on the transfer of Residential Bridge Loans to REO. Proceeds represent the fair value less estimated selling costs of the real estate on the date of transfer.

Unrealized gain (loss), net

Our investments, and securitized debt, for which we have elected the fair value option are recorded at fair value with the periodic changes in fair value being recorded in earnings.  The change in unrealized gain (loss) is directly attributable to changes in market pricing on the underlying investments and securitized debt during the period. For the three months ended September 30, 2020, we saw significant recovery in asset prices across our portfolio, which resulted in a net unrealized gain during the period.

The following table presents the net unrealized gains (losses) we recorded on our investments and securitized debt (dollars in thousands):

	Three months ended September 30, 2020	Three months ended September 30, 2019
Agency CMBS	$—	$25,603
Agency RMBS	(9)	1,772
Non-Agency CMBS	5,873	3,405
Non-Agency RMBS	(856)	971
Residential Whole Loans	48,307	2,141
Residential Bridge Loans	410	569
Commercial loans	2,194	135
Securitized commercial loans	4,567	(845)
Other securities	1,602	534
Securitized debt	(7,523)	745
REO	125	—
Total	$54,690	$35,030

Gain (loss) on derivatives, net

    In March 2020, we effectively terminated all of our fixed-pay interest rate swaps and our variable-pay interest rate to reduce hedging costs and associated margin volatility.

The following table presents the components of gain (loss) on derivatives for the three months ended September 30, 2020 and September 30, 2019 (dollars in thousands):

	Realized Gain (Loss), net
Description	Other Settlements / Expirations	Variation Margin Settlement	Return (Recovery) of Basis	Mark-to-Market	Contractual interest income (expense), net(1)	Total
Three months ended September 30, 2020
Agency and Non-Agency Interest-Only Strips— accounted for as derivatives	$—	$—	$(166)	$71	$200	$105
Credit default swaps	166	—	—	(359)	—	(193)
Total	$166	$—	$(166)	$(288)	$200	$(88)

Three months ended September 30, 2019
Interest rate swaps	$(123)	$(56,121)	$1,655	$3,289	$60	$(51,240)
Interest rate swaptions	(332)	—	—	176	—	(156)
Agency and Non-Agency Interest-Only Strips— accounted for as derivatives	—	—	(590)	(420)	723	(287)
Options	1,378	—	—	(470)	—	908
Futures contracts	3,620	—	—	(710)	—	2,910
Credit default swaps	175	—	—	634	—	809
Total	$4,718	$(56,121)	$1,065	$2,499	$783	$(47,056)

(1)Contractual interest income (expense), net on derivative instruments includes interest settlement paid or received.

Other, net

For the three months ended September 30, 2020 and September 30, 2019, "Other, net" was a loss of $31 thousand and income of $918 thousand, respectively. The balance is mainly comprised of income on cash balances, miscellaneous net interest income (expense) on cash collateral for our repurchase agreements, and derivatives and miscellaneous fees and expenses on residential mortgage loans.

Expenses

Management Fee

We incurred management fee expense of approximately $1.5 million and $1.8 million for the three months ended September 30, 2020 and September 30, 2019, respectively.  Pursuant to the terms of the Management Agreement, our Manager is paid a management fee equal to 1.5% per annum of our stockholders’ equity (as defined in the Management Agreement), calculated and payable (in cash) quarterly in arrears. The decrease was mainly attributable to a decline in stockholders' equity, as defined in the agreement, as a result of losses recognized in connection with the asset sales and interest rate swap terminations in March and April 2020.

The management fees, expense reimbursements and the relationship between our Manager and us are discussed further in Note 10, “Related Party Transactions” to the financial statements contained in this Quarterly Report on Form 10-Q.

Other Operating Expenses

We incurred other operating expenses of approximately $1.2 million and $1.6 million for the three months ended September 30, 2020 and September 30, 2019, respectively. Other operating cost is comprised of derivative transaction costs, custody, and asset management/loan servicing fees for loans acquired serving released. The decrease was primarily a result of a a reduction in acquisition transaction costs due to no acquisitions in the quarter ended September 30, 2020 , a smaller bridge loan portfolio, which were acquired servicing released, thereby decreasing the associated third party asset management/ loan servicing fees by approximately $362 thousand. Also there was a decrease of approximately $95 thousand in transaction costs related to derivatives, trustee fees and acquisitions.

General and Administrative Expenses

General and administrative expenses for three months ended September 30, 2020 was $2.7 million, an increase of $693 thousand from the three months ended September 30, 2019. The increase was mainly attributable to an increase in the cost of our D&O insurance.

Comparison of the nine months ended September 30, 2020 to the nine months ended September 30, 2019.

General

Our results of operations for the nine months ended September 30, 2020 were adversely impacted by the COVID-19 pandemic, which created unprecedented market disruption and dislocation. The uncertainty surrounding the pandemic created an extreme lack of liquidity in mortgage markets and when combined with forced selling led to swift and dramatic price declines. The significant decline in value of our investment portfolio resulted in substantial margin calls from our repurchase agreement counterparties. In order to satisfy the margin calls, we sold a significant portion of our investments. We also terminated our interest rate hedges because they were ineffective in the low interest rate environment and it further reduced margin call volatility. The full impact of COVID-19 on our results of operations is still uncertain as it depends on several factors beyond our control including, but not limited to (i) the uncertainty around the severity and duration of the outbreak, (ii) the effectiveness of the United States public health response, (iii) the pandemic’s impact on the U.S. and global economies, (iv) the timing, scope and effectiveness of additional governmental responses to the pandemic, (v) the timing and speed of economic recovery, including the availability of a treatment or vaccination for COVID-19 and (vi) the negative impact on our borrowers, asset values and cost of capital.

Due to the significant amount of investment sales resulting from the market volatility created by the COVID-19 pandemic, our results of operations for the nine months ended September 30, 2020 and September 30, 2019 are not comparable. Although, we continued to make progress towards strengthening our balance sheet, improving liquidity, shareholders equity and the earnings power of the portfolio, we generated a net loss of $339.1 million, or $6.02 per basic and diluted weighted common share for the nine months ended September 30, 2020. We generated net income of $58.2 million, or $1.15 per basic and diluted weighted common share, for the nine months ended September 30, 2019.

Net Interest Income

    The following tables set forth certain information regarding our net interest income on our investment portfolio for the nine months ended September 30, 2020 and September 30, 2019 (dollars in thousands):

Nine months ended September 30, 2020	Average Amortized Cost of Assets	Total Interest Income	Yield on Average Assets

Investments
Agency CMBS	$458,152	$10,700	3.12%
Agency RMBS	78,167	1,983	3.39%
Non-Agency CMBS	274,878	16,683	8.11%
Non-Agency RMBS	33,928	1,187	4.67%
Residential Whole Loans	1,277,263	42,892	4.49%
Residential Bridge Loans	29,311	1,542	7.03%
Commercial loans	340,184	17,777	6.98%
Securitized commercial loans	846,243	34,791	5.49%
Other securities	57,730	2,755	6.37%
Total investments	$3,395,856	$130,310	5.13%

	Average Carrying Value	Total Interest Expense	Average Cost of Funds(1)
Borrowings
Repurchase agreements	$1,361,985	$31,220	3.06%
Convertible senior unsecured notes, net	196,826	12,351	8.38%
Securitized debt	1,650,091	50,805	4.11%
Total borrowings	$3,208,902	$94,376	3.93%

Net interest income and net interest margin(2)		$35,934	1.41%

Nine months ended September 30, 2019	Average Amortized Cost of Assets	Total Interest Income	Yield on Average Assets

Investments
Agency CMBS	$1,495,011	$36,547	3.27%
Agency RMBS	239,969	6,133	3.42%
Non-Agency CMBS	204,068	13,269	8.69%
Non-Agency RMBS	48,292	1,960	5.43%
Residential Whole Loans	1,176,978	42,819	4.86%
Residential Bridge Loans	138,100	7,162	6.93%
Commercial loans	318,673	19,392	8.14%
Securitized commercial loan	852,621	30,323	4.75%
Other securities	65,950	3,898	7.90%
Total investments	$4,539,662	$161,503	4.76%

	Average Carrying Value	Total Interest Expense	Average Cost of Funds(1)
Borrowings
Repurchase agreements	$2,853,746	$70,952	3.32%
Convertible senior unsecured notes, net	118,946	7,193	8.09%
Securitized debt	1,255,360	35,295	3.76%
Total borrowings	$4,228,052	$113,440	3.59%

Net interest income and net interest margin(2)		$48,063	1.42%

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

Interest Income

For the nine months ended September 30, 2020 and September 30, 2019, we earned interest income on our investments of approximately $130.3 million and $161.5 million, respectively, a decrease of approximately $31.2 million.  The decrease was driven by the sales of a significant portion of our investment portfolio to meet margin calls. We sold $2.4 billion of investments, mainly in March and April 2020. The majority of the impact of these sales were reflected in interest income in the second and third quarter of 2020. Our portfolio experienced improved valuations and we did not have significant asset sales during the third quarter. While it is difficult to predict the future impact of COVID-19, our principal and interest payments through September 30, 2020 have not been materially impacted.

Interest Expense

Interest expense decreased from $113.4 million for the nine months ended September 30, 2019 to $94.4 million for the nine months ended September 30, 2020. The decrease was a result of the significant reduction in leverage associated with the sale of $2.4 billion of investments, mainly in March and April 2020. During the second quarter of 2020, we entered into two new financing facilities to limit our exposure to short-term mark to market financings. Also, we completed a securitization of approximately $355.8 million of our Residential Whole Loans, reducing our recourse leverage by $339.4 million or 46.0%.

Other income (loss), net

Realized gain (loss) on investments, net

Realized gain (loss) on investments represents the net gain (loss) on sales or settlements from our investment portfolio. To improve liquidity, reduce our repurchase agreement borrowing and satisfy our margin calls, we sold $2.4 billion in investments mainly in March and April 2020. These sales generated $81.7 million in realized gains. Our portfolio experienced improved valuations and we did not have significant asset sales during the third quarter.

The following table presents the realized gains (losses) of our investments for each of the nine months ended September 30, 2020 and September 30, 2019 (dollars in thousands):

	For the nine months ended September 30, 2020				For the nine months ended September 30, 2019
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Agency CMBS	$1,668,149	$116,463	$(6,486)	$109,977	$563,677	$20,268	$(4,189)	$16,079
Agency RMBS	400,948	12,552	(506)	12,046	205,310	1,560	—	1,560
Non-Agency CMBS	94,586	1	(22,703)	(22,702)	39,453	317	(1,064)	(747)
Non-Agency RMBS	12,658	—	(60)	(60)	—	—	—	—
Other securities	35,957	113	(6,223)	(6,110)	—	—	—	—
Residential Whole-Loans	144,259	—	(10,511)	(10,511)	—	—	—	—
Residential Bridge Loans(1)	—	8	(376)	(368)	—	142	(762)	(620)
Loan transferred to REO(2)	419	126	(32)	94	3,536	399	(352)	47
Disposition of REO	1,763	18	(698)	(680)	219	—	(33)	(33)
Total	$2,358,739	$129,281	$(47,595)	$81,686	$812,195	$22,686	$(6,400)	$16,286

(1)Realized gains/losses recognized on the final settlement of the loans.
(2)Realized gains/losses recognized on the transfer of Residential Bridge Loans to REO. Proceeds represent the fair value less estimated selling costs of the real estate on the date of transfer.

Unrealized gain (loss), net

Our investments, and securitized debt, for which we have elected the fair value option are recorded at fair value with the periodic changes in fair value being recorded in earnings.  The change in unrealized gain (loss) is directly attributable to changes in market pricing on the underlying investments and securitized debt during the period. The extreme lack of liquidity in mortgage markets combined with forced selling led to swift and dramatic price declines in the first quarter of 2020. While we have seen price recovery of investments in the second and third quarters, the recovery was not sufficient to significantly reduce the substantial unrealized loss from the dramatic price declines in the first quarter of 2020.

The following table presents the net unrealized gains (losses) we recorded on our investments and securitized debt (dollars in thousands):

	Nine months ended September 30, 2020	Nine months ended September 30, 2019
Agency CMBS	$(61,034)	$129,670
Agency RMBS	(9,138)	7,923
Non-Agency CMBS	(52,180)	2,969
Non-Agency RMBS	(5,490)	494
Residential Whole Loans	(25,568)	17,260
Residential Bridge Loans	(289)	183
Commercial loans	(7,218)	299
Securitized commercial loans	(109,683)	1,076
Other securities	(15,608)	1,632
Securitized debt	60,827	(1,306)
Other liabilities	—	225
Total	$(225,381)	$160,425
Gain (loss) on derivatives, net

    In March 2020, we effectively terminated all of our fixed-pay interest rate swaps and variable-pay interest rate swaps to reduce hedging costs and associated margin volatility. The effects of the termination is reflected in the table below for the nine months ended September 30, 2020 in Realized Gain (Loss), net.

The following table presents the components of gain (loss) on derivatives for the nine months ended September 30, 2020 and September 30, 2019 (dollars in thousands):

	Realized Gain (Loss), net
Description	Other Settlements / Expirations	Variation Margin Settlement	Return (Recovery) of Basis	Mark-to-Market	Contractual interest income (expense), net(1)	Total
Nine months ended September 30, 2020
Interest rate swaps	$(262)	$(179,759)	$262	$(2,515)	$(1,395)	$(183,669)
Interest rate swaptions	80	—	—	—	—	80
Agency and Non-Agency Interest-Only Strips— accounted for as derivatives	(940)	—	(982)	(512)	1,176	(1,258)
Credit default swaps	(9,550)	—	—	(2,023)	—	(11,573)
TBAs	(2,430)	—	—	928	—	(1,502)
Total	$(13,102)	$(179,759)	$(720)	$(4,122)	$(219)	$(197,922)

Nine months ended September 30, 2019
Interest rate swaps	$(714)	$(152,559)	$4,859	$(453)	$4,989	$(143,878)
Interest rate swaptions	(332)	—	—	—	—	(332)
Agency and Non-Agency Interest-Only Strips— accounted for as derivatives	—	—	(1,840)	(460)	2,326	26
Options	1,378	—	—	—	—	1,378
Futures contracts	(6,720)	—	—	3,947	—	(2,773)
Credit default swaps	(414)	—	—	259	—	(155)
Total	$(6,802)	$(152,559)	$3,019	$3,293	$7,315	$(145,734)

(1)Contractual interest income (expense), net on derivative instruments includes interest settlement paid or received.

Other, net

For the nine months ended September 30, 2020 and September 30, 2019, "Other, net" was income of $385 thousand and $1.7 million, respectively. The balance is mainly comprised of income on cash balances, miscellaneous net interest income (expense) on cash collateral for our repurchase agreements and derivatives and miscellaneous fees collected on residential mortgage loans.

Expenses

Management Fee

We incurred management fee expense of approximately $3.0 million and $5.4 million for the nine months ended September 30, 2020 and September 30, 2019, respectively.  Pursuant to the terms of the Management Agreement, our Manager is paid a management fee equal to 1.5% per annum of our stockholders’ equity (as defined in the Management Agreement), calculated and payable (in cash) quarterly in arrears. The decrease was mainly attributable to our Manager waiving the management fee from March 2020 to May 2020 as a result of the impact of COVID-19 and the disruption in the mortgage markets. Future waivers, if any, are at the Manager's discretion. In addition, asset sales mainly in March and April 2020 resulted in losses that reduced stockholders' equity that is used to calculate the management fee.

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

On June 29, 2020, we securitized approximately $355.8 million of the Residential Whole Loans and paid down the facility by approximately $339.4 million (see "Securitized Debt" below for additional details). As noted above, as part of the financing arrangements, we agreed to pay the lender a fee of 30% of all realized value on the Residential Whole Loans above the counterparty's amortized basis upon securitization or sale. As a result of refinancing the Residential Whole Loans through a securitization, we accrued a premium recapture fee of approximately $20.5 million, which is payable at the maturity of the facility. However, in connection with an amendment to this facility effective October 6, 2020, we paid $12 million of the fee with the balance of $8.5 million due on the new maturity if the facility on October 5, 2021. The amendment also eliminated the the premium recapture fee for assets financed under the amended facility.

Other Operating Expenses

We incurred other operating expenses of approximately $3.0 million and $4.4 million for the nine months ended September 30, 2020 and September 30, 2019, respectively. Other operating cost is comprised of derivative transaction costs, custody, and asset management/loan servicing fees for loans acquired serving released. The decrease was primarily a result of a smaller bridge loan portfolio, which were acquired servicing released, thereby decreasing the associated third party asset management/loan servicing fees by approximately $1.0 million. In addition we incurred lower acquisition transaction costs, due to no acquisitions in the second and third quarters and lower derivative derivative commissions and fees due to no new derivative transactions since we terminated our interest rate swaps in March 2020.
General and Administrative Expenses

General and administrative expenses for nine months ended September 30, 2020 was $8.2 million, an increase of $2.3 million from $5.9 million for the nine months ended September 30, 2019. The increase was attributable to an increase in D&O insurance and legal fees incurred.

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

In March and April 2020, we sold $2.4 billion of investments. The majority of the impact of these sales were reflected in net income in the second and third quarters of 2020. Due to the significant amount of investment sales, resulting from the market volatility created by the COVID-19 pandemic, our core earnings for the three and nine months ended September 30, 2020 and September 30, 2019 are not comparable.

The table below reconciles Net Income to Core Earnings for the three and nine months ended September 30, 2020 and September 30, 2019:

(dollars in thousands)	Three months ended September 30, 2020	Three months ended September 30, 2019	Nine months ended September 30, 2020	Nine months ended September 30, 2019
Net income (loss) attributable to common stockholders and participating securities	$59,807	$19,720	$(339,144)	$58,210
Income tax (benefit) provision	205	(55)	367	435
Net income (loss) before income taxes	60,012	19,665	(338,777)	58,645

Adjustments:
Investments:
Unrealized (gain) loss on investments, securitized debt and other liabilities	(54,690)	(35,030)	225,381	(160,425)
Other than temporary impairment	—	1,819	—	6,346
Realized (gain) loss on sale of investments	(718)	(21,399)	(82,944)	(16,286)
One-time transaction costs	57	531	20,989	930

Derivative Instruments:
Net realized (gain) loss on derivatives	(154)	51,577	193,154	159,487
Net unrealized (gain) loss on derivatives	288	(2,499)	4,122	(3,293)

Amortization of discount on convertible senior unsecured notes	284	186	830	461
Other non-cash adjustments	1,130	—	2,118	—
Non-cash stock-based compensation expense	182	164	517	399
Total adjustments	(53,621)	(4,651)	364,167	(12,381)
Core Earnings	$6,391	$15,014	$25,390	$46,264

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

(dollars in thousands)	Three months ended September 30, 2020	Three months ended September 30, 2019	Nine months ended September 30, 2020	Nine months ended September 30, 2019
Net interest income	$10,117	$16,570	$35,934	$48,063
Interest income from IOs and IIOs accounted for as derivatives	34	133	194	486
Net interest (expense) income from interest rate swaps	—	1,715	(1,133)	9,848
Adjusted net interest income	10,151	18,418	34,995	58,397
Total expenses	(5,392)	(5,377)	(34,731)	(15,735)
Other non-cash adjustments	1,130	—	2,118	—
Non-cash stock-based compensation	182	164	517	399
One-time transaction costs	57	531	20,989	930
Amortization of discount on convertible unsecured senior notes	284	186	830	461
Interest income on cash balances and other income (loss), net	(19)	1,092	678	1,812
Income attributable to non-controlling interest	(2)	—	(6)	—
Core Earnings	$6,391	$15,014	$25,390	$46,264

Revision of Core Earnings for the three and six months ended June 30, 2020

As discussed further in Note 2 - "Basis of Presentation and Summary of Significant Accounting Policies", we have elected to revise our presentation of Core Earnings for the three and six months ended June 30, 2020 in this quarterly financial statements on Form 10-Q to correct this errors.

The following tables reflect the effect of these error on individual line items of the reconciliation of Net Income (Loss) to Core Earnings:

	For the three months ended June 30, 2020
Dollars in thousands	As Originally Reported	Adjustments	Revised	Change %
Core Earnings (effect on individual line items)
Net income (loss) attributable to common shareholders and participating securities	(15,635)	(1,459)	(17,094)	9.3%
Net income (loss) before income taxes	(15,380)	(1,459)	(16,839)	9.5%
Core Earnings	5,802	(1,459)	4,343	(25.1)%

	For the six months ended June 30, 2020
Dollars in thousands	As Originally Reported	Adjustments	Revised	Change %
Core Earnings (effect on individual line items)
Net income (loss) attributable to common shareholders and participating securities	(397,492)	(1,459)	(398,951)	0.4%
Net income (loss) before income taxes	(397,330)	(1,459)	(398,789)	0.4%
Core Earnings	20,458	(1,459)	18,999	(7.1)%

Reconciliation of GAAP Book Value to Non-GAAP Economic Book Value

"Economic book value" is a non-GAAP financial measure of our financial position on an unconsolidated basis. The Company owns certain securities that represent a controlling variable interest, which under GAAP requires consolidation; however, the Company's economic exposure to these variable interests is limited to the fair value of the individual investments. Economic book value is calculated by taking the GAAP book value and 1) adding the fair value of the retained interest or acquired security of the VIEs held by the Company and 2) removing the asset and liabilities associated with each of consolidated trusts (RETL 2019, CSMC USA, Arroyo 2019-2 and Arroyo 2020-1). Management considers that Economic book value provides investors with a useful supplemental measure to evaluate our financial position as it reflects the actual financial interest of these investments irrespective of the variable interest consolidation model applied for GAAP reporting purposes. Economic book value does not represent and should not be considered as a substitute for Stockholders' Equity, as determined in accordance with GAAP, and our calculation of this measure may not be comparable to similarly titled measures reported by other companies.

The table below is a reconciliation of the GAAP Book Value to Non-GAAP Economic Book Value:

	$ Amount	Per Share
GAAP Book Value at September 30, 2020	$247,789	$4.07

Adjustments to deconsolidate VIEs and reflect the Company's interest in the securities owned
Deconsolidation of VIEs assets	(2,827,360)	(46.48)
Deconsolidation of VIEs liabilities	2,705,246	44.48
Interest in securities of VIEs owned, at fair value	124,309	2.04
Economic Book Value at September 30, 2020	$249,984	$4.11

Net Interest Income and Net Interest Margin

The following tables set forth certain information regarding our net investment income for the three and nine months ended September 30, 2020 and September 30, 2019 (dollars in thousands):

Three Months Ended September 30, 2020	Average Amortized Cost of Assets(1)	Total Interest Income(2)	Yield on Average Assets

Investments
Agency RMBS	$1,680	$42	9.95%
Non-Agency CMBS	244,082	5,186	8.45%
Non-Agency RMBS	30,355	462	6.05%
Residential Whole Loans	1,137,905	12,698	4.44%
Residential Bridge Loans	24,328	325	5.31%
Commercial loans	332,348	5,390	6.45%
Securitized commercial loans	1,329,556	19,191	5.74%
Other securities	51,475	710	5.49%
Total investments	3,151,729	44,004	5.55%
Adjustments:
Securitized commercial loans from consolidated VIEs	(1,329,556)	(19,191)	5.74%
Investments in consolidated VIEs eliminated in consolidation	54,437	1,172	8.56%
Adjusted total investments	$1,876,610	$25,985	5.51%

	Average Carrying Value	Total Interest Expense(3)	Average Effective Cost of Funds
Borrowings
Repurchase agreements	$348,360	$3,503	4.00%
Convertible senior unsecured notes, net	194,281	4,062	8.32%
Securitized debt	2,264,800	26,288	4.62%
Total borrowings	2,807,441	33,853	4.80%
Adjustments:
Securitized debt from consolidated VIEs(4)	(1,268,471)	(18,597)	5.83%
Adjusted total borrowings	$1,538,970	$15,256	3.94%

Adjusted net interest income and net interest margin		$10,729	2.27%

Three Months Ended September 30, 2019	Average Amortized Cost of Assets(1)	Total Interest Income(2)	Yield on Average Assets

Investments
Agency CMBS	$1,738,553	$13,803	3.15%
Agency RMBS	468,099	3,852	3.26%
Non-Agency CMBS	241,580	4,744	7.79%
Non-Agency RMBS	46,133	556	4.78%
Residential Whole Loans	1,186,261	13,953	4.67%
Residential Bridge Loans	83,208	1,362	6.49%
Commercial loans	372,802	7,612	8.10%
Securitized commercial loans	736,542	8,615	4.64%
Other securities	73,997	1,288	6.91%
Total investments	4,947,175	55,785	4.47%
Adjustments:
Securitized commercial loans from consolidated VIEs	(736,542)	(8,615)	4.64%
Investments in consolidated VIEs eliminated in consolidation	86,956	1,863	8.50%
Adjusted total investments	$4,297,589	$49,033	4.53%

	Average Carrying Value	Total Interest Expense(3)	Average Effective Cost of Funds
Borrowings
Repurchase agreements	$2,990,018	$22,054	2.93%
Convertible senior unsecured notes, net	135,951	2,653	7.74%
Securitized debt	1,505,784	14,375	3.79%
Interest rate swaps	n/a	(1,715)	(0.15)%
Total borrowings	4,631,753	37,367	3.20%
Adjustments:
Securitized debt from consolidated VIEs(4)	(631,219)	(6,657)	4.18%
Adjusted total borrowings	$4,000,534	$30,710	3.05%

Adjusted net interest income and net interest margin		$18,323	1.69%

Nine Months Ended September 30, 2020	Average Amortized Cost of Assets(1)	Total Interest Income(2)	Yield on Average Assets

Investments
Agency CMBS	$459,539	$10,751	3.13%
Agency RMBS	81,068	2,126	3.50%
Non-Agency CMBS	274,878	16,683	8.11%
Non-Agency RMBS	33,928	1,187	4.67%
Residential Whole-Loans	1,277,263	42,892	4.49%
Residential Bridge Loans	29,311	1,542	7.03%
Commercial loans	340,184	17,777	6.98%
Securitized commercial loans	846,243	34,791	5.49%
Other securities	57,730	2,755	6.37%
Total investments	3,400,144	130,504	5.13%
Adjustments:
Securitized commercial loans from consolidated VIEs	(846,243)	(34,791)	5.49%
Investments in consolidated VIEs eliminated in consolidation	107,663	7,466	9.26%
Adjusted total investments	$2,661,564	$103,179	5.18%

	Average Carrying Value	Total Interest Expense(3)	Average Effective Cost of Funds
Borrowings
Repurchase agreements	$1,361,985	$31,220	3.06%
Convertible senior unsecured notes, net	196,826	12,351	8.38%
Securitized debt	1,650,091	50,805	4.11%
Interest rate swaps	n/a	1,133	0.05%
Total borrowings	3,208,902	95,509	3.98%
Adjustments:
Securitized debt from consolidated VIEs(4)	(787,280)	(30,012)	5.09%
Adjusted total borrowings	$2,421,622	$65,497	3.61%

Adjusted net interest income and net interest margin		$37,682	1.89%

Nine Months Ended September 30, 2019	Average Amortized Cost of Assets(1)	Total Interest Income(2)	Yield on Average Assets

Investments
Agency CMBS	$1,499,301	$36,626	3.27%
Agency RMBS	246,505	6,540	3.55%
Non-Agency CMBS	204,068	13,269	8.69%
Non-Agency RMBS	48,292	1,960	5.43%
Residential Whole-Loans	1,176,978	42,819	4.86%
Residential Bridge Loans	138,100	7,162	6.93%
Commercial loans	318,673	19,392	8.14%
Securitized commercial loans	852,621	30,323	4.75%
Other securities	65,950	3,898	7.90%
Total return swaps	—	—	—
Total investments	4,550,488	161,989	4.76%
Adjustments:
Securitized commercial loans from consolidated VIEs	(852,621)	(30,323)	4.75%
Investments in consolidated VIEs eliminated in consolidation	74,858	5,259	9.39%
Adjusted total investments	$3,772,725	$136,925	4.85%

	Average Carrying Value	Total Interest Expense(3)	Average Effective Cost of Funds
Borrowings
Repurchase agreements	$2,853,746	$70,952	3.32%
Convertible senior unsecured notes, net	118,946	7,193	8.09%
Securitized debt	1,255,360	35,295	3.76%
Interest rate swaps	n/a	(9,848)	(0.31)%
Total borrowings	4,228,052	103,592	3.28%
Adjustments:
Securitized debt from consolidated VIEs(4)	(761,564)	(24,029)	4.22%
Adjusted total borrowings	$3,466,488	$79,563	3.07%

Adjusted net interest income and net interest margin		$57,362	2.03%

(1)Includes Agency and Non-Agency Interest-Only Strips accounted for as derivatives.
(2)Refer to below table for components of interest income.
(3)Includes the net amount paid, including accrued amounts and premium amortization for MAC interest rate swaps during the periods included in gain/loss on derivative instruments for GAAP.
(4)Includes only the third-party sponsored securitized debt from RETL Trust and CSMC USA.

The following table reconciles total interest income to adjusted interest income, which includes interest income on Agency and Non-Agency Interest-Only Strips classified as derivatives (Non-GAAP financial measure) for the three and nine months ended September 30, 2020 and September 30, 2019:

(dollars in thousands)	Three months ended September 30, 2020	Three months ended September 30, 2019	Nine months ended September 30, 2020	Nine months ended September 30, 2019
Coupon interest income:
Agency CMBS	$—	$14,544	$11,336	$38,100
Agency RMBS	25	4,723	2,954	8,389
Non-Agency CMBS	3,500	3,696	12,257	9,975
Non-Agency RMBS	616	1,120	2,349	3,712
Residential Whole Loans	13,847	15,129	46,430	45,056
Residential Bridge Loans	345	1,429	1,609	7,897
Commercial loans	5,349	7,477	17,425	18,701
Securitized commercial loans	14,634	9,369	29,882	32,261
Other Securities	1,723	2,924	6,565	8,883
Subtotal coupon interest	40,039	60,411	130,807	172,974
Premium accretion, discount amortization and amortization of basis, net:
Agency CMBS	—	(764)	(636)	(1,553)
Agency RMBS	(17)	(981)	(971)	(2,256)
Non-Agency CMBS	1,686	1,048	4,426	3,294
Non-Agency RMBS	(154)	(564)	(1,162)	(1,752)
Residential Whole Loans	(1,149)	(1,176)	(3,538)	(2,237)
Residential Bridge Loans	(20)	(67)	(67)	(735)
Commercial loans	41	135	352	691
Securitized commercial loans	4,557	(754)	4,909	(1,938)
Other Securities	(1,013)	(1,636)	(3,810)	(4,985)
Subtotal accretion and amortization	3,931	(4,759)	(497)	(11,471)
Interest income	$43,970	$55,652	$130,310	$161,503
Contractual interest income, net of amortization of basis on Agency and Non-Agency Interest-Only Strips, classified as derivatives(1):
Coupon interest income	$200	$723	$1,176	$2,326
Amortization of basis	(166)	(590)	(982)	(1,840)
Subtotal	34	133	194	486
Total adjusted interest income	$44,004	$55,785	$130,504	$161,989

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

The following table reconciles the Effective Cost of Funds (Non-GAAP financial measure) with interest expense for the three and nine months ended September 30, 2020 and September 30, 2019:

	Three months ended September 30, 2020		Three months ended September 30, 2019		Nine months ended September 30, 2020		Nine months ended September 30, 2019
(dollars in thousands)	Reconciliation	Cost of Funds/ Effective Borrowing Costs	Reconciliation	Cost of Funds/ Effective Borrowing Costs	Reconciliation	Cost of Funds/ Effective Borrowing Costs	Reconciliation	Cost of Funds/ Effective Borrowing Costs
Interest expense	$33,853	4.80%	$39,082	3.35%	$94,376	3.93%	$113,440	3.59%
Adjustments:
Interest expense on Securitized debt from consolidated VIEs	(18,597)	(5.83)%	(6,657)	(4.18)%	(30,012)	(5.09)%	(24,029)	(4.22)%
Net interest (received) paid - interest rate swaps	—	—%	(1,715)	(0.15)%	1,133	0.05%	(9,848)	(0.31)%
Effective Borrowing Costs	$15,256	3.94%	$30,710	3.05%	$65,497	3.61%	$79,563	3.07%
Weighted average borrowings	$1,538,970		$4,000,534		$2,421,622		$3,466,488

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

Our liquidity and capital resources are managed on a daily basis to ensure that we have sufficient liquidity to absorb market events that could negatively impact collateral valuations and result in margin calls as well as to ensure that we have the flexibility to manage our investment portfolio to take advantage of market opportunities. As of September 30, 2020, our principal sources of cash consist of borrowings under repurchase agreements, payments of principal and interest on our investment portfolio and cash generated from operations and, if market conditions permit, secondary public stock offerings.

      While under normal market conditions we believe that our significant capital resources and access to financing will provide us with financial flexibility at levels sufficient to meet current and anticipated capital requirements, recent market conditions resulting from the COVID 19 pandemic resulted in significant decline in liquidity. In response to the unprecedented market conditions, we implemented measures to increase liquidity, reduce leverage, and seek alternative financing arrangements. We made further progress towards strengthening our balance sheet in the third quarter by reducing debt and leverage, while improving liquidity, shareholders equity and the earnings power of the portfolio.We had improved financial results during the third quarter, which included significant recovery in asset valuations.

Financing Arrangements
On April 21, 2020, we entered into amendments with respect to certain of our residential loan warehouse facilities. These amendments mainly served to convert an existing residential whole loan facility into a term facility by removing any mark to market margin requirements, and to consolidate our Non-Qualified Mortgage loans, which were previously financed by three separate, unaffiliated counterparties, into a single facility. See "Note 7 - Financings" for details.

On October 6, 2020 the Company entered into an amendment with respect to its residential loan warehouse facility. The amendment serves to convert the existing residential loan facility to a limited mark to market margin facility that bears an interest rate of LIBOR plus 2.75%, with a LIBOR floor of 0.25%. The target advance rate under the amended facility is 85%

and the facility matures on October 5, 2021. The premium recapture fee was eliminated for holdings that had not yet been sold or otherwise disposed of. See "Note 7 - Financings " for details.

On May 4, 2020, we supplemented one of our existing securities repurchase facilities to confirm terms pursuant to which we will consolidate most of our CMBS and RMBS assets, which are currently financed by multiple counterparties, into a single term facility with limited mark to market margin requirements. See "Note 7 - Financings " for details.

Based on the measures taken by us during these difficult market conditions, we believe we have sufficient current liquidity and access to additional liquidity to meet financial obligations for at least the next 12 months.

Sources of Liquidity

Principal Sources of Cash
We held cash of approximately $27.5 million and $81.8 million at September 30, 2020 and September 30, 2019, respectively. Our primary sources of cash currently consist of investment income, principal repayments on investments, financings and the proceeds from debt and equity offerings, to the extent available in the capital markets. In the future, we expect our primary sources of liquidity to consist of payments of principal and investment income, unused borrowing capacity under our financing sources and future issuances of equity and debt securities to the extent available.

Repurchase Agreements
As of September 30, 2020, we had borrowings under six of our master repurchase agreements of approximately $358.9 million.  The following tables present our repurchase agreement borrowings by type of collateral pledged, as of September 30, 2020 and September 30, 2019, and the respective effective cost of funds (Non-GAAP financial measure) for the three and nine months ended September 30, 2020 and September 30, 2019, respectively.  See “Non-GAAP Financial Measures” (dollars in thousands):

	September 30, 2020			Three months ended September 30, 2020		Nine months ended September 30, 2020
Collateral	Borrowings Outstanding	Value of Collateral Pledged	Weighted Average Interest Rate end of period	Weighted Average Cost of Funds	Weighted Average Effective Cost of Funds (Non-GAAP)(1)	Weighted Average Cost of Funds	Weighted Average Effective Cost of Funds (Non-GAAP)(1)	Weighted Average Haircut end of period
Agency CMBS, at fair value	$—	$—	—%	—%	—%	2.21%	2.21%	—%
Agency RMBS, at fair value	1,438	1,853	1.46%	1.62%	1.62%	2.00%	2.00%	25.00%
Non-Agency CMBS, at fair value(2)	83,264	165,699	5.02%	5.26%	5.26%	3.86%	3.86%	41.21%
Non-Agency RMBS, at fair value	14,742	25,817	5.25%	5.45%	5.45%	4.61%	4.61%	33.33%
Residential Whole Loans, at fair value(2)	40,061	105,059	4.98%	5.95%	5.95%	3.85%	3.85%	59.21%
Residential Bridge Loans(2)	15,763	16,828	2.75%	2.90%	2.90%	3.43%	3.43%	20.00%
Commercial loans, at fair value	168,397	325,651	2.45%	2.84%	2.84%	3.29%	3.29%	35.53%
Membership interest	18,845	33,495	2.90%	3.88%	3.88%	3.87%	3.87%	35.00%
Other securities, at fair value	16,368	41,055	5.13%	5.34%	5.34%	3.93%	3.93%	36.87%
Interest rate swaps	n/a	n/a	n/a	n/a	—%	—	0.11%	n/a
Total	$358,878	$715,457	3.60%	4.00%	4.00%	3.06%	3.17%	38.44%

(1)The effective cost of funds for the period presented is calculated on an annualized basis and includes interest expense for the period and net periodic interest payments on interest rate swaps, net of premium amortization on MAC swaps, of zero and $1.1 million paid for the three and nine months ended September 30, 2020, respectively.  While interest rate swaps are not accounted for using hedge accounting, such instruments are viewed by us as an economic hedge against increases in interest rates on our liabilities and are treated as hedges for purposes of satisfying the REIT requirements.  See “Non-GAAP Financial Measures”.
(2)Includes repurchase agreement borrowings on securities eliminated upon VIE consolidation.
(3)Repurchase agreement borrowings collateralized by Whole Loans, Bridge Loans and securitized commercial loans owned through trust certificates.  The trust certificates are eliminated upon consolidation.

	September 30, 2019			Three months ended September 30, 2019		Nine months ended September 30, 2019
Collateral	Borrowings Outstanding	Fair Value of Collateral Pledged(3)	Weighted Average Interest Rate end of period	Weighted Average Cost of Funds	Weighted Average Effective Cost of Funds (Non-GAAP)(2)	Weighted Average Cost of Funds	Weighted Average Effective Cost of Funds (Non-GAAP)(1)	Weighted Average Haircut end of period
Agency CMBS	$1,640,190	$1,739,015	2.36%	2.50%	2.50%	2.63%	2.63%	5.11%
Agency RMBS	366,488	379,998	2.31%	2.55%	2.55%	2.61%	2.61%	5.18%
Non-Agency CMBS	201,751	270,434	3.28%	3.52%	3.52%	3.85%	3.85%	22.74%
Non-Agency RMBS	31,071	47,256	3.67%	3.78%	3.78%	4.05%	4.05%	36.03%
Residential Whole Loans, at fair value(2)	282,741	300,551	3.69%	3.85%	3.85%	4.22%	4.22%	6.75%
Residential Bridge Loans(2)	50,092	50,675	4.26%	4.44%	4.44%	4.67%	4.67%	20.00%
Commercial loans, at fair value	262,821	422,032	4.31%	4.66%	4.66%	4.97%	4.97%	35.17%
Securitized commercial loan, at fair value(2)	32,893	44,244	3.13%	3.30%	3.30%	3.57%	3.57%	22.20%
Other securities, at fair value	57,061	82,875	3.55%	3.77%	3.77%	4.04%	4.04%	28.94%
Interest rate swaps	n/a	n/a	n/a	n/a	(0.23)%	n/a	(0.46)%	n/a
Total	$2,925,108	$3,337,080	2.80%	2.93%	2.70%	3.32%	2.86%	10.45%

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

At-The-Market Program

    In March 2017, we entered into an equity distribution agreement with JMP Securities LLC, or "JMP", which was amended on June 5, 2020, under which we may offer and sell up to $100.0 million shares of common stock in an At-The-Market equity offering from time to time through JMP. During the nine months ended September 30, 2020, we sold 6,034,741 shares under this amended agreement with an average price of $3.70 per share for total net proceeds of $22.0 million.

Securitized Debt

In June 2020, we completed a residential mortgage-backed securitization comprised of a portion of our Residential Whole Loan portfolio. RMI 2015 Trust transferred $355.8 million of Non-QM Residential Whole Loans, to our wholly owned subsidiary, Arroyo Trust 2020. Arroyo Trust 2020 issued $341.7 million of mortgage-backed notes and we retained the subordinate Non-Offered Securities. These non-offered securities with an estimated fair value of $29.5 million at September 30, 2020 were eliminated in the consolidation. At September 30, 2020, Residential Whole Loans, with an outstanding principal balance of approximately $329.7 million, serve as collateral for the Arroyo Trust 2020's securitized debt.

The following table summarizes the consolidated Arroyo Trust 2020's issued mortgage-backed notes at September 30, 2020 which is classified in "Securitized debt, net" in the Consolidated Balance Sheets (dollars in thousands):

Classes	Principal Balance	Coupon	Carrying Value	Contractual Maturity
Issued Mortgage-Backed Notes
Class A-1A	$246,807	1.7%	$246,801	3/25/2055
Class A-1B	29,287	2.1%	29,286	3/25/2055
Class A-2	13,518	2.9%	13,517	3/25/2055
Class A-3	17,963	3.3%	17,963	3/25/2055
Class M-1	11,739	4.3%	11,739	3/25/2055
Subtotal	$319,314		$319,306
Less: Unamortized deferred financing costs	N/A		2,606
Total	$319,314		$316,700

Cash Generated from Operations

For the nine months ended September 30, 2020, net cash used in operating activities was approximately $155.3 million. This was primarily attributable margin settlements of interest rate swaps, operating expenses, general and administrative expenses which was offset by the net interest income we earned on our investments. For the nine months ended September 30, 2019, net cash used in operating activities was approximately $110.3 million, this was attributable to the net interest income we earned on our investments less operating expenses, general and administrative expenses and margin settlements of interest rate swaps.

Cash Provided by and Used in Investing Activities

For the nine months ended September 30, 2020, net cash provided by investing activities was approximately $2.4 billion. This was primarily attributable to proceeds from sales to meet the margin calls and receipts of principal payments and payoffs on our investments, which was partially offset by our investment acquisitions. For the nine months ended September 30, 2019, net cash used in investing activities was approximately $465.3 million. This was primarily attributable to investment acquisitions, including an investment from a consolidated CMBS VIE, which was partially offset by proceeds from sales and receipts of principal payments and payoffs on our investments.

Cash Provided by and Used in Financing Activities

For the nine months ended September 30, 2020, net cash used in financing activities was approximately $2.2 billion. This was attributable to net repayments of our repurchase agreement borrowings to reduce our exposure to short term financings and repayment of securitized debt related to consolidated VIEs which was offset net proceeds from the Arroyo 2020-1 that closed during this quarter. For the nine months ended September 30, 2019, net cash provided by financing activities was approximately $584.5 million.  This was attributable to net proceeds from financings during the quarter and a secondary public offering. Our net cash provided by financing activities was partially offset by dividends paid on our common stock.
Contractual Obligations and Commitments

Our contractual obligations as of September 30, 2020 are as follows (dollars in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Borrowings under repurchase agreements	$266,145	$92,733	$—	$—	$358,878
Contractual interest on repurchase agreements	8,563	462	—	—	9,025
Convertible senior unsecured notes	—	200,000	—	—	200,000
Contractual interest on convertible senior unsecured notes	6,750	20,250	—	—	27,000
Securitized debt(2)	443,622	—	1,374,376	973,692	2,791,690
Contractual interest on securitized debt(3)	89,560	169,953	169,953	714,207	1,143,673
Total: GAAP Basis - Excluding TBA - long positions	814,640	483,398	1,544,329	1,687,899	4,530,266
TBA - long positions	—	—	—	—	—
Total	$814,640	$483,398	$1,544,329	$1,687,899	$4,530,266

(1)The table above does not include amounts due under the Management Agreement (as defined herein) with our Manager, as those obligations do not have fixed and determinable payments.
(2)The securitized debt is non-recourse to us and can only be settled with the loans that serve as collateral. The collateral for the securitized debt has a principal balance of $2.9 billion. Assumes entire outstanding principal balance at September 30, 2020 is paid at maturity.
(3)For variable rate debt, the one month LIBOR rate as of September 30, 2020 of 0.2% was used to calculate the contractual interest.

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

Dividends

To preserve liquidity, we suspended our first and second quarter common stock dividends given extraordinary market volatility driven by uncertainty surrounding the COVID-19 pandemic. In the third quarter of 2020, the Company resumed its quarterly dividend after making progress strengthening its balance sheet and improving liquidity and earnings power of its investment portfolio. We will continue to evaluate each subsequent quarter to determine our ability to pay dividends to our stockholders based on our net taxable income if and to the extent authorized by our Board of Directors.  Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service payments.  If our cash available for distribution is less than our net taxable income, we could be required to sell assets or borrow funds to make cash distributions or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities.

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

Credit Risk

We are subject to varying degrees of credit risk in connection with our assets. We are exposed to the risk of potential credit losses from general credit spread widening related to instruements that make up most of our current portfolio. As part of the risk management process, our Manager uses detailed proprietary models, applicable to evaluate, depending on the asset class, house price appreciation and depreciation by region, prepayment speeds and foreclosure/default frequency, cost and timing. If our Manager determines that the proposed investment can meet the appropriate risk and return criteria as well as complement our existing asset portfolio, the investment will undergo a more thorough analysis. Investments are evaluated and decisions are made following a bottom-up credit analysis and specific relevant risk assumptions.

As of September 30, 2020, four of the counterparties that we had outstanding repurchase agreement borrowings held collateral which we posted as security for such borrowings in excess of 5% of our stockholders’ equity.  Prior to entering into a repurchase agreement with any particular institution, our Manager does a thorough review of such potential counterparty.  Such review, however, does not assure the creditworthiness of such counterparty nor that the financial wherewithal of the counterparty will not deteriorate in the future.

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

The sensitivity analysis table presented below shows the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments, including interest rate swaps, Interest-Only Strips, and net interest income at September 30, 2020, assuming a static portfolio of assets. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our Manager’s expectations. The analysis presented utilizes our Manager’s assumptions, models and estimates, which are based on our Manager’s judgment and experience.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+1.00%	(8.44)%	(0.50)%
+0.50%	(4.25)%	(0.26)%
-0.50%	4.91%	0.18%
-1.00%	9.89%	0.37%

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

Certain assumptions have been made in connection with the calculation of the information set forth in the table above and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes.  The base interest rate scenario assumes interest rates at September 30, 2020.  The analysis presented utilizes assumptions and estimates based on our Manager’s judgment and experience.  Furthermore, while we generally expect to retain such assets and the associated interest rate risk, future purchases and sales of assets could materially change our interest rate risk profile.

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

The value of our Agency and Non-Agency CMBS, as well as Commercial Whole Loans, will also be affected by prepayment rates. However, commercial mortgages frequently limit the ability of the borrower to prepay, thereby providing a certain level of prepayment protection.  Common restrictions include yield maintenance and prepayment penalties, the proceeds of which are generally at least partially allocable to these securities, as well as defeasance.

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

Real Estate Risk
Residential and commercial property values are subject to volatility and may be adversely affected by a number of factors, including, but not limited to: national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions (such as the supply of housing stock); changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; and retroactive changes to building or similar codes. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay our loans, which could also cause us to suffer losses. The COVID 19 pandemic could have a significant impact on real estate values generally or as certain sectors more affected by health related shut downs or reductions in activity

 Counterparty Risk

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

We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of September 30, 2020. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

No change occurred in our internal control over financial reporting (as defined in Rule13a-15(f) and Rule 15d-15(f) of the Exchange Act) during the three months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  Legal Proceedings

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business.  As of September 30, 2020, the Company was not involved in any legal proceedings.

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

In addition, if the regulatory capital requirements imposed on our lenders change, they may be required to significantly increase the cost of the financing that they provide to us. Our lenders also have revised and may continue to revise their eligibility requirements for the types of assets they are willing to finance or the terms of such financings, including haircuts and requiring additional collateral in the form of cash, based on, among other factors, the regulatory environment and their management of actual and perceived risk, particularly with respect to assignee liability. Moreover, the amount of financing we receive under our financing arrangements will be directly related to our lenders’ valuation of our assets subject to such agreements. Typically, repurchase agreements grant the lender the absolute right to reevaluate the fair market value of the assets that cover outstanding borrowings at any time. If a lender determines in its sole discretion that the value of the assets has decreased, it has the right to initiate a margin call. These valuations may be different than the values that we ascribe to these assets and may be influenced by recent asset sales and distressed levels by forced sellers. A margin call requires us to transfer additional assets to a lender without any advance of funds from the lender for such transfer or to repay a portion of the outstanding borrowings. We have experienced this phenomenon in recent weeks

In March and April 2020, we have observed a significant mark-down on our assets by the counterparties to our financing arrangements, resulting in us having to pay cash or securities to satisfy higher than historical levels of margin calls. The significant decline in asset values resulted in us having to sell assets in order to these meet margin calls by our repurchase agreement counterparties. If in the future we are unable to post adequate collateral for a margin call by a counterparty, in a time frame as short as the close of the same business day, it could result in a condition of default under certain of our repurchase agreements, thereby enabling the counterparty to liquidate the collateral pledged by us, which may have a material adverse effect on our financial position, results of operations and cash flows.
In connection with the market disruptions in the first and second quarters of 2020, resulting from the COVID-19 pandemic, we changed our interest rate hedging strategy and closed out of, or terminated all of our interest rate hedges, incurring realized losses. As a result, interest rate risk exposure that is associated with certain of our assets and liabilities is no longer being hedged in the manner that we previously used to address interest rate risk and our revised strategy to address interest rate risk may not be effective and could result in the occurrence of future realized losses.

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019; (ii) the Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and 2019; (iii) the Consolidated Statements of Changes in Equity for the three and nine months ended September 30, 2020 and 2019; (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019; and (v) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the iXBRL document).

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

November 6, 2020

By:	/s/ LISA MEYER

Lisa Meyer
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

November 6, 2020