Form 10-K
period 2020-12-31
Western Asset Mortgage Capital Corp
filed 2021-03-08
CIK 1465885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of the registrant's common stock held by non-affiliates was $157,840,509 based on the closing sales price on the New York Stock Exchange on June 30, 2020.
On March 3, 2021, the registrant had a total of 60,812,701 shares of common stock outstanding.

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

Our objective is to provide attractive risk adjusted returns to our stockholders primarily through an attractive dividend, which we intend to support with sustainable core earnings, as well as the potential for higher returns through capital appreciation. Our investment strategy is based on our Manager's perspective of which mix of our target assets it believes provides us with the best risk-reward opportunities at any given time.  We also deploy leverage as part of our investment strategy to increase potential returns.
Our Manager
We are externally managed and advised by our Manager, an SEC-registered investment advisor and a wholly-owned subsidiary of Franklin Resources, Inc. (“Franklin”), headquartered in Pasadena, California, that specializes in fixed-income asset management. From offices in Pasadena, Hong Kong, London, Melbourne, New York, São Paulo, Singapore, Tokyo and Zurich, our Manager's 804 employees provide investment services for a wide variety of global clients, including mutual funds, corporate, public, insurance, health care, union organizations and charitable foundations. In addition, two of our directors, James W. Hirschmann III and Jennifer W. Murphy, are also employees of our Manager. Our Manager is responsible for, among other duties: (i) performing all of our day-to-day functions; (ii) determining investment criteria in conjunction with our Board of Directors; (iii) sourcing, analyzing and executing investments, asset sales and financings; (iv) performing asset management duties; and (v) performing financial and accounting management.
Our Competitive Advantages
Our competitive advantages in the marketplace stems from our relationship with our Manager. As of December 31, 2020, our Manager had approximately $484.5 billion in assets under management. Our Manager's scale makes it an important trading partner for many of the largest broker-dealers and banks, which provides our investment team the ability to source real estate related opportunities directly from originators as well as access attractive financing.
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

Commercial Whole Loans. — Commercial Whole Loans are generally loans ranging from $5 million to $125 million, secured by commercial real estate typically short-term loans. The collateral types may include hospitality, senior care living facilities, multifamily, office retail and industrial properties. These loans may be held directly by us or through consolidated trusts with us holding the beneficial interest in the trust.

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

Agency RMBS. — Agency RMBS, which are RMBS for which the principal and interest payments are guaranteed by a U.S. Government agency, such as the Government National Mortgage Association (“GNMA” or “Ginnie Mae”), or a U.S. Government-sponsored entity ("GSE"), such as the Federal National Mortgage Association (“FNMA” or “Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“FHLMC” or “Freddie Mac”).  The Agency RMBS we acquire can be secured by fixed-rate mortgages, adjustable-rate mortgages or hybrid adjustable-rate mortgages. Fixed-rate mortgages have interest rates that are fixed for the term of the loan and do not adjust. The interest rates on adjustable-rate mortgages generally adjust annually (although some may adjust more frequently) to an increment over a specified interest rate index. Hybrid adjustable-rate mortgages have interest rates that are fixed for a specified period of time (typically three, five, seven or ten years) and, thereafter, adjust to an increment over a specified interest rate index. Adjustable-rate mortgages and hybrid adjustable-rate mortgages generally have periodic and lifetime constraints on the amount by which the loan interest rate can change on any predetermined interest rate reset date. These investments can be in the form of pools, TBA and CMO (including interest only, principal only or other structures).

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

Our Investment Portfolio

    Our investment portfolio composition at December 31, 2020.

Investment Portfolio

Agency RMBS: 0.1%
Non-Agency CMBS: 5.2%
Non-Agency RMBS: 0.8%
Other Investments : 1.5%
Residential Whole-Loans: 31.7%
Securitized Commercial Loans: 50.5%
Residential Bridge Loans: 0.4%
Commercial Loans: 9.8%

Our Financing Strategy

During 2020, the uncertainties created by the COVID-19 pandemic made it challenging to obtain financing arrangements on favorable terms, including our repurchase agreements, term financings, and securitizations. In the fourth quarter of 2020, terms for financing arrangements improved significantly. We have primarily financed our investment acquisitions with repurchase agreements. We believe the amount of leverage we use is consistent with our intention of keeping total borrowings within a prudent range, as determined by our Manager, taking into account a variety of factors, which a variety of factors, such as, general economic, political and financial market conditions, the anticipated liquidity and price volatility of our assets, the availability and cost of financing the assets, the creditworthiness of financing counterparties and the health of the U.S. residential and commercial mortgage markets. In utilizing leverage, we seek to enhance equity returns while limiting our exposure to interest rate volatility and daily margin calls. We expect to continue to seek financing arrangements without daily margin requirements or with margin requirements which apply only after a significant reduction in the valuation of the assets financed, , including but not limited to term financing, securitization and convertible senior unsecured notes, as market permit. We are not required to maintain any particular leverage ratio. We expect to maintain a debt-to-equity ratio of two to five times the amount of our stockholders’ equity, depending on our investment composition.

Our repurchase agreements bear interest at a contractually agreed-upon rate and historically had terms ranging from one month to 18 months.  Under these repurchase agreements, the respective counterparties retain the right to determine the fair value of the underlying collateral. A reduction in the value of pledged assets may require us to post additional securities as collateral, pay down borrowings or establish cash margin accounts with the counterparties in order to re-establish the agreed-upon advance rates. Our inability to post adequate collateral for a margin call by a counterparty, in a timeframe as short as the close of the same business day, could result in a condition of default under our repurchase agreements, thereby enabling the counterparty to liquidate the collateral pledged by us, which may have a material adverse effect on our financial position, results of operations and cash flows.

Our repurchase agreement counterparties generally require collateral in excess of the loan amount, or haircuts. As of December 31, 2020, the ranges of the haircuts on our investments were as follow:

	Minimum	Maximum (excluding IOs and IIOs)	Maximum (including IOs and IIOs)
Agency RMBS	25.0%	n/a	25.0%
Non-Agency RMBS	35.0%	35.0%	35.0%
Non-Agency CMBS	25.0%	45.0%	n/a
Other securities	35.0%	60.0%	n/a
Residential Whole Loans(1)	16.0%	80.0%	n/a
Commercial Loans(2)	22.0%	90.9%	n/a

(1) Includes Residential Bridge Loans.
(2) Includes Securitized commercial loans.

Our Hedging and Risk Management Strategy

Our overall portfolio strategy is designed to generate attractive returns to our investors through various economic cycles. We believe our broad approach to investing in the real estate mortgage markets, which considers all categories of real estate assets, allows us to invest in a diversified portfolio and help mitigate our portfolio from risks that arise from investing in a single or limited collateral type. In connection with our risk management activities, we may enter into a variety of derivative and non-derivative instruments. When purchased, our primary objective for acquiring these derivatives and non-derivative instruments is to mitigate our exposure to future events that are outside our control. Our derivative instruments are designed to mitigate the effects of market risk and cash flow volatility associated with interest rate risk, including prepayment risk. As part of our hedging strategy, we may enter into interest rate swaps, including forward starting swaps, interest rate swaptions, U.S. Treasury options, future contracts, TBAs, credit default swaps, and forwards and other similar instruments. There can be no assurance that appropriate hedging strategies will be available or that if implemented they will be successful.

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
Environmental Matters
We are not aware of any federal, state or local environmental laws or regulations that will materially affect our earnings or statement of position or result in material capital expenditures.
Employees and Human Capital
We have no employees. We are externally managed pursuant to the management agreement dated May 9, 2012. All of our officers and two of our directors, James W. Hirschmann III and Jennifer W. Murphy, are employees of our Manager. We benefit from our Manager's global infrastructure and operating platform, through which we are able to source, evaluate and manage potential investments in our target assets. Our Manager strides to create a diverse and inclusive workforce in operating its business.
Corporate Governance and Internet Address
We emphasize the importance of professional business conduct and ethics through our corporate governance initiatives. The Board has appointed a lead independent director to enhance governance Currently five of seven directors are independent directors so that our Board of Directors consists of more than two-thirds independent directors. The audit, nominating and corporate governance, risk, and compensation committees of our Board of Directors are composed entirely of independent directors. We have adopted corporate governance guidelines and a code of business conduct and ethics, which delineate our standards for our officers and directors.
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

RISK FACTOR SUMMARY

Risks related to our business

•The COVID-19 pandemic and measures intended to prevent its spread have had and may continue to have a material adverse effect on our business, results of operations, liquidity and financial condition.
•We may not be unable to make or sustain distributions to our stockholders.
•Increases in interest rates could adversely affect the value of our investments and cause our interest expense to increase.
•Changes to, or the elimination of, LIBOR may adversely affect interest expense related to our loans and investments.

Risks related to our investing strategy

•Market and economic disruptions caused by the COVID-19 pandemic have made it more difficult for us to determine the fair value of our investments.
•Our investments in Non-Agency MBS, Residential Whole Loans, Commercial Loans and Residential Bridge Loans involve credit risks, which could materially adversely affect our results of operations.
•A lack of liquidity in our investments may adversely affect our business.
•Our investments in Residential Whole Loans, Residential Bridge Loans and Commercial Loans subject us to servicing-related risks, including those associated with foreclosure and liquidation.
•The commercial mortgage loans underlying the CMBS and our Commercial Loans we may acquire are subject to risks, which could result in losses to us.
•If our Manager overestimates the loss-adjusted yields of our CMBS investments, we may experience losses.
•If we do not control the special servicing of the mortgage loans included in the CMBS in which we invest and, in such cases, the special servicer may take actions that could adversely affect our interests.
•Our investments are recorded at fair value, and quoted prices or observable inputs may not be available to determine such value, resulting in the use of significant unobservable inputs to determine value.
•We may be adversely effected by declines in value of the assets in which we invest.
•Interest rate mismatches between our RMBS and Whole Loans backed by ARMs or hybrid ARMs and our borrowings used to fund our purchases of these assets may cause us to suffer losses.
•Prepayment may adversely affect our profitability.
•Geographic concentration of the properties securing the mortgage loans underlying our investments exposes us to risk.
•We may make investments in non U.S. dollar denominated securities, which will be subject to currency rate exposure and risks associated with the uncertainty of foreign laws and markets.

Risks related to financing and hedging

•We may be unable to access funding on advantageous terms, if at all in light of ongoing market dislocations resulting from the COVID-19 pandemic.
•Our strategy to address interest rate risk may not be effective and could result in future realized losses.
•Our strategy involves significant leverage, which may amplify losses.
•Our Manager may not be able to prevent mismatches in the maturities of our assets and liabilities.
•We may be subject to margin calls under our master repurchase agreements.
•We may lose money on our repurchase transactions.
•If a counterparty to one of our swap agreements or TBAs defaults on its obligations, we may incur losses.
•We may fail to procure adequate repurchase agreement financing or to renew or replace repurchase agreement financing.
•Our repurchase agreement financing may require additional collateral or restrict us from leveraging our assets.
•An increase in our borrowing costs relative to the interest that we receive on our portfolio investments may adversely affect our profitability and cash available for distribution to our stockholders.
•Our inability to finance, refinance and securitize our investments in Residential and Commercial Whole Loans could materially and adversely affect our liquidity and earnings and limit the cash available for distribution to our stockholders.

Risks associated with our relationship with our Manager

•Our Manager has been granted broad investment authority.
•There are conflicts of interest in our relationship with our Manager and the Management Agreement with our Manager was not negotiated on an arm's-length basis and may be costly and difficult to terminate.

•We are dependent on our Manager and its key personnel for our success.
•Our Manager's management fee is payable regardless of our performance.

Risks related to our common stock

•We may pay taxable dividends in our common stock and cash, in which case stockholders may sell shares of our common stock to pay tax on such dividends, placing downward pressure on the market price of our common stock.
•The market price and trading volume of our common stock may vary substantially.
•Common stock eligible for future sale may have adverse effects on our share price.
•We have no minimum distribution payment level and cannot assure you of our ability to pay distributions in the future.
•Conversion of our convertible senior unsecured notes may dilute the ownership interest of existing stockholders.

Risks related to our organization and structure

•Ownership limitations may restrict change of control or business combination opportunities in which our stockholders might receive a premium for their shares.
•Provisions in our organizational documents and Delaware law may prevent or hinder a change in control and adversely affecting the market price of our common stock.

Risks Related to REIT Status

•We may fail to remain qualified as a REIT, incurring substantial tax liability.
•Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.
•REIT distribution requirements could adversely affect our ability to execute our business plan.
•Complying with REIT requirements may cause us to liquidate or forgo otherwise attractive opportunities.
•Our reported taxable income for certain investments may exceed the economic income we ultimately realize.
•Certain apportionment rules may affect our ability to comply with the REIT asset and gross income tests.
•The "taxable mortgage pool" rules may increase the taxes that we or our stockholders may incur, and may limit the manner in which we effect future securitizations.
•Our ability to invest in and dispose of "to be announced" securities could be limited by our REIT status.
•Securities subject to our repurchase agreements may not qualify as real estate assets, adversely affecting our REIT status.
•Liquidation of assets may jeopardize our REIT qualification or create additional tax liability for us.
•Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.
•Qualifying as a REIT involves highly technical and complex provisions of the Code.
Risks related to our business
The COVID-19 pandemic and measures intended to prevent its spread have had and may continue to have a material adverse effect on our business, results of operations, liquidity and financial condition.
The COVID-19 pandemic is causing significant disruptions to the U.S. and global economies and has contributed to volatility and negative pressure in financial markets. The outbreak has led governments and other authorities around the world to impose measures intended to control its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business closures, quarantines and shelter-in-place orders. The actual and potential impact and duration of COVID-19 or another pandemic have and are expected to continue to have significant repercussions across regional, national and global economies and financial markets, and have triggered a period of regional, national and global economic slowdown and may trigger a longer term recession. The impact of the pandemic and measures to prevent its spread have negatively impacted us and could further negatively impact our business. To the extent current conditions persist or worsen, we expect there to be a materially negative effect on the value of our assets and our results of operations, and, in turn, cash available for distribution to our stockholders. Moreover, many risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 should be interpreted as heightened risks as a result of the ongoing and numerous adverse impacts of the COVID-19 pandemic.

Our commercial mortgages collateralized by hotels, retail properties are disproportionately impacted by the effects of COVID-19. We expect over the near- and long-term that the economic impacts of the pandemic will impact the financial stability of these borrowers As a result, some of our borrowers experienced financial hardship, making it difficult to meet their payment obligations to us, leading to requests for forbearance and elevated levels of delinquency and default, which will have an adverse effect on our business, the value of these assets and our results of operations and financial condition. Future outbreaks involving other highly infectious or contagious diseases could have similar adverse effects.

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
    Our investment portfolio contains a significant allocation to MBS, as well Residential and Commercial Whole Loans. The relationship between short-term and longer-term interest rates is often referred to as the “yield curve.” In a normal yield curve environment, an investment in such assets will generally decline in value if long-term interest rates increase. Declines in market value may ultimately reduce earnings or result in losses to us, which may negatively affect cash available for distribution to our stockholders. Ordinarily, short-term interest rates are lower than longer-term interest rates. If short-term interest rates rise disproportionately relative to longer-term interest rates (a flattening of the yield curve), our borrowing costs will generally increase more rapidly than the interest income earned on our assets. Because our investments on average, generally bear interest based on longer-term rates than our borrowings, a flattening of the yield curve would tend to decrease our net interest margin, net income, book value and the market value of our net assets. It is also possible that short-term interest rates may exceed longer-term interest rates (a yield curve inversion), in which event our borrowing costs may exceed our interest income and we could incur operating losses. Additionally, to the extent cash flows from investments that return scheduled and unscheduled principal are reinvested, the spread between the yields on the new investments and available borrowing rates may decline, which would likely decrease our net income. A significant risk associated with our target assets is the risk that both long-term and short-term interest rates will increase significantly. If long-term rates increase significantly, the market value of these investments will decline, and the duration and weighted average life of the investments will increase. At the same time, an increase in short-term interest rates will increase the amount of interest owed on the repurchase agreements we enter into to finance the purchase of our investments.

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

    In the last few years, our portfolio of Residential Whole Loans and Commercial Loans has increased. As a holder of these loans, we are subject to the risk that the related borrowers may default or have defaulted on their obligations to make full and timely payments of principal and interest. A number of factors impact a borrower’s ability to repay including, among other things, changes in employment status, changes in interest rates or the availability of credit, and changes in real estate values. Thr current pandemic has exacerbated many risks. In addition to the credit risk associated with these assets, Residential Whole Loans and Commercial Loans are less liquid than certain of our other credit sensitive assets, which may make them more difficult to dispose of if the need or desire arises. If actual results are different from our assumptions in determining the prices paid to acquire such loans, particularly if the market value of the underlying properties decreases significantly subsequent to purchase, we may incur significant losses, which could materially adversely affect our results of operations.

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
Many of the assets we acquire are not publicly traded. A lack of liquidity may result from the absence of a willing buyer or an established market for these assets, as well as legal or contractual restrictions on resale or the unavailability of financing for these assets. In addition, mortgage-related assets generally experience periods of illiquidity, especially during periods of economic stress such as the economic recession in 2008 or the initial impact of the pandemic in 2020, which resulted in increased delinquencies and defaults with respect to residential and commercial mortgage loans. The illiquidity of our investments may make it difficult for us to sell such investments if the need or desire arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments. Further, we may face other restrictions on our ability to liquidate an investment in a business entity to the extent that we or our Manager has or could be attributed with material, non-public information regarding such business entity. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited, which could adversely affect our results of operations and financial condition.
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
CMBS may be secured by a single commercial mortgage loan or a pool of commercial mortgage loans. Commercial mortgage loans may be secured by multifamily or commercial property and are subject to risks of delinquency and foreclosure, and risks of loss that may be greater than similar risks associated with loans made on the security of residential property. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower's ability or willingness to repay the loan may be impaired. Net operating income of an income-producing property can be affected by, among other things,
•tenant mix;
•success of tenant businesses;
•property management decisions;
•property location and condition;
•competition from comparable types of properties;
•changes in laws that increase operating expenses or limit rents that may be charged;
•any need to address environmental contamination at the property or the occurrence of any uninsured casualty at the property;
•changes in national, regional or local economic conditions and/or specific industry segments;
•declines in regional or local real estate values;
•declines in regional or local rental or occupancy rates;
•increases in interest rates;
•real estate tax rates and other operating expenses;
•changes in governmental rules, regulations and fiscal policies, including environmental legislation; and
•acts of God, terrorist attacks, social unrest and civil disturbances.
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
As of December 31, 2020, our Non-Agency RMBS and Whole Loans were secured by ARMs, Hybrid ARMS, pay option ARMs and fixed-rate mortgages. There can be no assurance that this will not change in the future.
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

    Our performance depends on the economic conditions in markets in which the properties securing the mortgage loans underlying our investments are concentrated. As of December 31, 2020, a substantial portion of our investments had underlying properties in California. Our financial condition, results of operations, the market price of our common stock and our ability to make distributions to our stockholders could be materially and adversely affected by this geographic concentration if market conditions, such as an oversupply of space or a reduction in demand for real estate in an area, deteriorate in California. Moreover, due to the geographic concentration of properties securing the mortgages underlying our investments, the Company may be disproportionately affected by general risks such as natural disasters, including major wildfires, floods and earthquakes and , severe or inclement weather, should such developments occur in or near the markets in California in which such properties are located.
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

Risks related to financing and hedging
Our inability to access funding or the terms on which such funding is available could have a material adverse effect on our financial condition, particularly in light of ongoing market dislocations resulting from the COVID-19 pandemic.
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

In addition, if the regulatory capital requirements imposed on our lenders change, they may be required to significantly increase the cost of the financing that they provide to us. Our lenders also have revised and may continue to revise their eligibility requirements for the types of assets they are willing to finance or the terms of such financings, including haircuts and requiring additional collateral in the form of cash, based on, among other factors, the regulatory environment and their management of actual and perceived risk, particularly with respect to assignee liability. Moreover, the amount of financing we receive under our financing arrangements will be directly related to our lenders’ valuation of our assets subject to such agreements. Typically, repurchase agreements grant the lender the absolute right to reevaluate the fair market value of the assets that cover outstanding borrowings at any time. If a lender determines in its sole discretion that the value of the assets has decreased, it has the right to initiate a margin call. These valuations may be different than the values that we ascribe to these assets and may be influenced by recent asset sales and distressed levels by forced sellers. A margin call requires us to transfer additional assets to a lender without any advance of funds from the lender for such transfer or to repay a portion of the outstanding borrowings. We have experienced this phenomenon in recent weeks

In March and April 2020, we observed a significant mark-down on our assets by the counterparties to our financing arrangements, resulting in us having to pay cash or securities to satisfy higher than historical levels of margin calls. The significant decline in asset values resulted in us having to sell assets in order to these meet margin calls by our repurchase agreement counterparties. If in the future we are unable to post adequate collateral for a margin call by a counterparty, in a time frame as short as the close of the same business day, it could result in a condition of default under certain of our repurchase agreements, thereby enabling the counterparty to liquidate the collateral pledged by us, which may have a material adverse effect on our financial position, results of operations and cash flows.

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
Our strategy involves leverage, which may amplify losses.

Our current target leverage generally ranges between two to six times the amount of our stockholders' equity (calculated in accordance with U.S. GAAP). We incur this leverage by borrowing against a substantial portion of the market value of our assets. By utilizing this leverage, we can enhance our returns. Nevertheless, this leverage, which is fundamental to our investment strategy, also creates significant risks.
As a result of our significant leverage, we may incur substantial losses if our borrowing costs increase. Our borrowing costs may increase for any of the following reasons:
•short-term interest rates increase;
•the market value of our securities decreases;
•interest rate volatility increases; or
•the availability of financing in the market decreases.
Fluctuations in interest rates could materially affect our financial results
Interest rate fluctuations could reduce the income on our assets and could increase our financing costs, which may adversely affect our earnings and our cash available for distribution to our stockholders. Changes in interest rates will affect our operating results as such changes will affect the interest we receive on any floating rate interest bearing assets and the financing cost of our floating rate debt, as well as our interest rate swap that we may utilize for hedging purposes. Changes in interest rates may also affect borrower default rates, which may result in losses for us.

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
When we engage in repurchase transactions, we generally sell securities to lenders (repurchase agreement counterparties) and receive cash from these lenders. The lenders are obligated to resell the same securities back to us at the end of the term of the transaction. Because the cash we receive from the lender when we initially sell the securities to the lender will be less than the value of those securities (this difference is the haircut), if the lender defaults on its obligation to resell the same securities back to us we may incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities). We would also lose money on a repurchase transaction if the value of the underlying securities has declined as of the end of the transaction term, as we would have to repurchase the securities based on their initial value but would receive securities worth less than that amount. Further, if we default on one of our obligations under a repurchase transaction, the lender can terminate the transaction and cease entering into any other repurchase transactions with us. Our inability to post adequate collateral for a margin call by the counterparty, in a time frame as short as the close of the same business day, could result in a condition of default under our repurchase agreements, thereby enabling the counterparty to liquidate the collateral pledged by us, which may have a material adverse effect on our financial position, results of operations and cash flows. Certain of our repurchase agreements contain cross-default provisions, such that if a default occurs under an agreement with any specific lender, that lender could also declare a default under other repurchase agreements or other financing or derivative contracts, if any, with such lender. Further, four of the counterparties to our repurchase agreements held, as of December 31, 2020, collateral valued in excess of 5% of our stockholders' equity as security for our obligations under the applicable repurchase agreements. Any losses we incur on our repurchase transactions could adversely affect our earnings and thus our cash available for distribution to our stockholders.
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
We use repurchase agreement financing as a strategy to increase the return on our investment portfolio. However, we may not be able to achieve our desired leverage ratio for a number of reasons, including if the following events occur:
•our lenders do not make repurchase agreement financing available to us at acceptable rates;
•certain of our lenders exit the repurchase market;
•our lenders require that we pledge additional collateral to cover our borrowings, which we may be unable to do; or
•we determine that the leverage would expose us to excessive risk.
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
As of December 31, 2020, we had amounts outstanding under repurchase agreements with five separate lenders and had repurchase agreements with 37 different lenders. Prior to entering into a lending relationship with any financial institution, our Manager does a thorough credit review of such potential lender. Notwithstanding the foregoing, a material adverse development involving one or more major financial institutions or the financial markets in general, in addition to the regulatory changes, could result in our lenders reducing our access to funds available under our repurchase agreements or terminating such agreements altogether.
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
Subject to maintaining our qualification as a REIT and exemption from registration under the 1940 Act, we may pursue various economic hedging strategies to seek to reduce our exposure to adverse changes in interest rates. Our hedging activity varies in scope based on the level and volatility of interest rates, the type of assets held and other changing market conditions. Interest rate hedging may fail to protect or could adversely affect us because, among other things:
•interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates;
•available interest rate hedges may not correspond directly with the interest rate risk for which protection is sought;
•due to a credit loss, the duration of the hedge may not match the duration of the related liability;
•the amount of income that a REIT may earn from hedging transactions (other than hedging transactions that satisfy certain requirements of the Code or that are done through a taxable REIT subsidiary (a "TRS") to offset interest rate losses is limited by U.S. federal tax provisions governing REITs);
•the value of derivatives used for hedging may be adjusted from time to time in accordance with accounting rules to reflect changes in fair value. Downward adjustments or "mark-to-market losses," would reduce our stockholders' equity;

•the credit quality of the hedging counterparty owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction; and
•the hedging counterparty owing money in the hedging transaction may default on its obligation to pay.
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
As of December 31, 2020, our Manager owned 1,277,861 shares of our common stock. To the extent our Manager elects to sell all or a portion of these shares in the future, our Manager's interests may be less aligned with our interests.
We are dependent on our Manager and its key personnel for our success.
We have no separate facilities and are completely reliant on our Manager. All of our executive officers and two of our directors, are employees of our Manager. Our Manager has significant discretion as to the implementation of our investment and operating policies and strategies. Accordingly, we believe that our success will depend to a significant extent upon the efforts, experience, diligence, skill and network of business contacts of the executive officers and key personnel of our Manager. The executive officers and key personnel of our Manager evaluate, negotiate, close and monitor our investments; therefore, our success depends on their continued service. The departure of any of the executive officers or key personnel of our Manager could have a material adverse effect on our performance. In addition, we offer no assurance that our Manager will remain our investment manager or that we will continue to have access to our Manager's principals and professionals. The term of our Management Agreement with our Manager expires on May 16, 2022, with automatic one-year renewals thereafter. If the Management Agreement is terminated and no suitable replacement is found to manage us, we may not be able to execute our business plan. Moreover, our Manager is not obligated to dedicate any of its personnel exclusively to us nor is it obligated to dedicate any specific portion of its time to our business, and none of our Manager's personnel are contractually dedicated to us under our Management Agreement with our Manager.
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
Our Manager is only contractually committed to serve us until May 16, 2022. The Management Agreement is automatically renewable for one-year terms; provided, however, that our Manager may terminate the Management Agreement annually upon 180 days prior notice. If the Management Agreement is terminated and no suitable replacement is found to manage us, we may not be able to execute our business plan.
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
We generally must distribute annually at least 90% of our REIT taxable income (subject to certain adjustments and excluding any net capital gain), in order to qualify as a REIT, and any REIT taxable income that we do not distribute will be subject to U.S. corporate income tax at regular rates. In 2020, the Board of Directors of the Company determined it was prudent to conserve available liquidity and suspended the Company’s first and second quarter dividend. The Company resumed paying a quarterly dividend for the third and fourth quarters. The Board of Directors will evaluate dividends in future periods based upon customary consideration, such as our cash balances, and cash flows and market conditions and could consider paying future dividends in shares of common stock, cash, or a combination of shares of common stock and cash.

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
Some of the factors that could negatively affect the market price of our common stock include:
•actual or anticipated variations in our quarterly operating results;
•changes in our earnings estimates or publication of research reports about us or the real estate industry;
•changes in market valuations of similar companies;
•adverse market reaction to any increased indebtedness we incur in the future;
•additions to or departures of our Manager's key personnel;
•actions by our stockholders;
•changes in our dividend policy or payments; and
•speculation in the press or investment community.
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
We intend to pay quarterly distributions and to make distributions to our stockholders in an amount such that we distribute all or substantially all of our net taxable income, calculated in accordance with the REIT requirements, each year. We have not established a minimum distribution payment level and our ability to pay distributions may be adversely affected by a number of factors, including the risk factors described herein. All distributions will be made at the discretion of our Board of Directors and will depend on our earnings, our financial condition, debt covenants, maintenance of our REIT qualification and other factors our Board of Directors may deem relevant from time to time. We believe that a change in any one of the following factors could adversely affect our results of operations and impair our ability to pay distributions to our stockholders:
•the profitability of our existing investments and the investment of net proceeds of any subsequent offering;

•our ability to make profitable investments;
•margin calls or other expenses that reduce our cash flow;
•decreases in the value of our portfolio or defaults in our asset portfolio; and
•the fact that anticipated operating expense levels may not prove accurate, as actual results may vary from estimates.
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
The Company has outstanding $175.0 million aggregate principal amount of 6.75% convertible senior unsecured notes. The notes mature on October 1, 2022, unless earlier converted, redeemed or repurchased by the holders pursuant to their terms, and are not redeemable by the Company except during the final three months prior to maturity.

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
The following table summarizes our dividends declared on common stock, on a per share basis, for the years ended December 31, 2020 and 2019:

Declaration Date	Record Date	Payment Date	Common Stock Dividend
2020
December 17, 2020	December 28, 2020	January 26, 2021	$0.06
September 22, 2020	October 2, 2020	October 26, 2020	$0.05
2019
December 19, 2019	December 30, 2019	January 24, 2020	$0.31
September 19, 2019	September 30, 2019	October 25, 2019	$0.31
June 20, 2019	July 1, 2019	July 26, 2019	$0.31
March 21, 2019	April 1, 2019	April 26, 2019	$0.31
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
As of March 3, 2021, we had 7 registered holders of our common stock and 60,812,701 shares outstanding.
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
The following table presents certain information about the Equity Incentive Plans as of December 31, 2020:

Award	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Restricted common stock	N/A	N/A	778,716
Total	—	—	778,716
Stockholder Return Performance
The following graph is a comparison of the cumulative total stockholder return on the Company's common stock, the Standard & Poor's 500 Index (the "S&P 500 Index"), the Russell 2000 Index (the "Russell 2000") and the FTSE NAREIT Mortgage REITs Index (the "FTSE Mortgage REIT"), a peer group index for a five-year period from December 31, 2015 to December 31, 2020, and accordingly does not take into account the dividend the Company declared on December 17, 2020 and paid on January 26, 2021. The graph assumes that $100 was invested on December 31, 2015 in the Company's common stock, the S&P 500 Index, the Russell 2000 and the FTSE Mortgage REIT and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of the Company's shares will continue in line with the same or similar trends depicted in the graph below.

Index	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20
Western Asset Mortgage Capital Corp	$100.00	$113.00	$125.83	$119.74	$167.56	$55.16
S&P 500	$100.00	$111.96	$136.40	$130.42	$171.49	$203.04
Russell 2000	$100.00	$121.31	$139.08	$123.76	$155.35	$186.36
FTSE NAREIT Mortgage REIT	$100.00	$122.85	$147.16	$143.45	$174.05	$141.38
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

The following table shows common shares repurchase activity during the year ended December 31, 2020:

Month	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs at the end of period
March 1 - 31, 2020	100,000	5.78	100,000	2,600,000
Total	100,000		100,000

(1) Shares purchase price includes brokers commission of $0.03 per share.
(2) The Company repurchased 100,000 shares in 2020 of common stock accounted for as treasury stock pursuant to the authorization.

Item 6.    Selected Financial Data
The information below should be read in conjunction with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes included in Item 8. "Financial Statements and Supplementary Data," included in this annual report on Form 10-K.

in thousands—except per share data	Year ended December 31, 2020	Year ended December 31, 2019	Year ended December 31, 2018	Year ended December 31, 2017	Year ended December 31, 2016
Operating Data:
Net Interest Income	$45,437	$66,990	$71,122	$75,918	$91,326
Other Income (Loss)	(334,480)	25,710	(21,328)	30,444	(91,939)
Operating expenses	27,939	12,873	14,749	10,519	11,493
General and administrative expenses	10,968	8,071	7,927	7,259	9,753
Income (loss) before income taxes	(327,950)	71,756	27,118	88,584	(21,859)
Income tax provision	396	1,057	709	3,487	3,156
Net income (loss)	(328,346)	70,699	26,409	85,097	(25,015)
Net income attributable to non-controlling interest	8	—	—	—	—
Net income (loss) attributable to common stockholders and participating securities	$(328,354)	$70,699	$26,409	$85,097	$(25,015)
Net income (loss) per Common Share—Basic	$(5.72)	$1.37	$0.61	$2.03	$(0.61)
Net income (loss) per Common Share—Diluted	$(5.72)	$1.37	$0.61	$2.03	$(0.61)
Dividends Declared per Share of Common Stock	$0.11	$1.24	$1.24	$1.24	$1.38
Balance Sheet Data (at period end):
Total assets	$3,336,009	$5,160,971	$4,497,395	$3,886,906	$3,156,016
Total liabilities	$3,080,895	$4,596,510	$3,994,386	$3,420,868	$2,725,534
Total equity	$255,114	$564,461	$503,009	$466,038	$430,482
Other Data:
Cash flow provided by (used in):
Operating activities	$(147,648)	$(52,240)	$107,052	$59,382	$11,546
Investing activities	$2,676,632	$(478,503)	$(716,875)	$(1,202,572)	$504,631
Financing activities	$(2,505,518)	$537,227	$639,594	$1,145,043	$(494,799)

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion provides the reader a narrative from the perspective of management and should be read in conjunction with our consolidated financial statements and related notes included in Item 8, "Financial Statements and Supplementary Data" of this annual report on Form 10-K.
Overview
We are a Delaware corporation that commenced operations in May 2012. We operate and elected to be taxed as a REIT, commencing with our taxable year ended December 31, 2012. Our portfolio is mainly comprised of Residential Whole Loans and Commercial Loans, Non-Agency CMBS, Non-Agency RMBS, and to a lesser extent Agency RMBS, Residential Bridge Loans, GSE Risk Sharing Securities and ABS investments secured by a portfolio of private student loans. In addition, our holdings include two securitized commercial loans from the two consolidated third-party sponsored CMBS VIEs.
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
Factors Impacting Our Operating Results
Our results of operations are affected by a number of factors and primarily depend on, among other things, the level of the interest income from target assets, the market value of our assets and the supply of, and demand for residential and commercial whole loans, Non-Agency CMBS, Non- Agency RMBS, and other real estate-related investments in which we invest, and the financing and other costs associated with our business. Interest income and borrowing costs may vary as a result of changes in interest rates and the availability of financing, each of which could impact the net interest income we receive on our investments. Our operating results may also be impacted by conditions in the financial markets, such as, unanticipated credit events experienced by our investment portfolio.
Changes in market interest rates. With respect to our business operations, increases in interest rates, in general, may over time cause: (i) the interest expense associated with variable rate borrowings to increase; (ii) the value of certain of our assets to decline; (iii) to the extent applicable under the terms of our investments, prepayments on our investments to slow, and (iv) to the extent that we enter into interest rate swap agreements as part of our hedging strategy, the value of these agreements to increase.

Conversely, decreases in interest rates, in general, may over time cause: (i) the interest expense associated with variable rate borrowings to decrease; (ii) the value of certain of our investments to increase; (iii) to the extent applicable under the terms of our investments, prepayments on our investments to increase, and (iv) to the extent that we enter into interest rate swap agreements as part of our hedging strategy, the value of these agreements to decrease.

Credit risk. One of our strategic focuses is acquiring assets which are believed to be of high credit quality. Management believes this strategy will generally keep credit losses and financing costs low. However, we are subject to varying degrees of credit risk in connection with our target assets. Our Manager seeks to mitigate this risk by seeking to acquire high quality assets, at appropriate prices given anticipated and unanticipated losses and by deploying a value-driven approach to underwriting and diligence, consistent with our Manager’s historical investment strategy. However, unanticipated credit losses could occur which could adversely impact operating results.

Size of portfolio. The size of our portfolio of assets is a key revenue driver. Generally, as the size of our portfolio grows, the amount of interest income earned increases, and conversely as the size of our portfolio declines, the amount of interest income earned will decline.

Market conditions. During the first quarter of 2020, the outbreak of COVID-19, which the World Health Organization designated a pandemic, has created extensive disruptions to the global economy and the lives of individuals throughout the world. Governments, businesses, and the public have taken and are continuing to take unprecedented actions to contain the spread of COVID-19 and to mitigate its effects, including quarantines, travel bans, shelter-in-place orders, closures of businesses and schools, fiscal stimulus, and legislation designed to deliver monetary aid and other relief. The scope, duration, and full effects of COVID-19 are still not fully known. The pandemic and related efforts to contain the COVID-19 have disrupted global economic activity, impacted interest rates, increased economic and market uncertainty, disrupted trade and supply chains, and created unprecedented financial market conditions and disruptions. This rapid disruption in the fixed income markets specifically in mortgage markets had an adverse impact on our book value, liquidity, results of operations, and financial position.

While there is hope on the horizon with the development of a vaccine, our Manager's view is the road ahead will be a long and difficult path. The full impact of COVID-19 on our results of operations, financial position and cost of capital is still uncertain as it depends on several factors beyond our control. Our Manager outlook is that (i) COVID-19 related growth setbacks have meaningful reduced global and U.S. growth, (ii) the medical battle will take time and prolonged efforts but recent developments are encouraging, (iii) second half of 2021 should should see meaning pick up in growth as the economy reopens (iv) U.S. and global inflation are expected to be very subdued, (v) Fiscal policy and monetary policy will remain supportive, and (vi) Central banks are expected to keep rates low for long. We continue to operate with a defensive stance to preserve liquidity, reduce our exposure to short-term repurchase agreement financings, and reduce expenses.

See Item 1A. "Risk Factors" of this annual report on Form 10-K additional factors that may impact our operating results. Also, please see "Liquidity and Capital Resources" section of this annual report on Form 10-K for additional discussion surrounding the ongoing impact we expect COVID-19 will have on our liquidity and capital resources.

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

As of January 1, 2020, we adopted ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments or CECL in the first quarter of 2020. The standard significantly changes how entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through the income statement. The standard replaced the current "incurred loss" approach with an "expected loss" model for instruments measured at amortized cost. Since we elected the Fair Value Option for our mortgage-backed securities and other securities, we we do not apply the expected loss model instead we record changes in fair value of these investment in the Consolidated Statements of Operations as a component of "Unrealized gain (loss), net."

If we purchase securities with evidence of credit deterioration, we will analyze to determine if the guidance in ASU 2016-13, "Financial Instruments - Credit Losses, is applicable.

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

On a quarterly basis, we evaluate the collectability of both interest and principal of each loan, if circumstances warrant, to determine whether such loan is impaired. A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the existing contractual terms. We do not record an allowance for credit losses under ASU 2016-13 as we have elected the fair value option.

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

A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the existing contractual terms. We evaluate each of Residential Bridge Loans on a quarterly basis. These loans are individually specific as they relate to the borrower, collateral type, interest rate, LTV and term as well as geographic location. We evaluate the collectability of both principal and interest of each loan. When a loan is impaired, the impairment is then measured based on fair value of the collateral, since these loans are collateral dependent. Upon measurement of impairment, we record an allowance for credit losses to reduce the carrying value of the loan with a corresponding charge to net income for those loans that we did not elect the fair value option. Significant judgments are required in determining impairment, including assumptions regarding the value of the loan, the value of the underlying collateral and other provisions such as guarantees. We do not record an allowance for credit losses for the Residential Bridge Loans under ASU 2016-13 that we elected the fair value option.

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

The securitized commercial loans are typically collateralized by commercial real estate. As a result, we regularly evaluate the extent and impact of any credit migration associated with the performance and/or value of the underlying collateral property as well as the financial and operating capability of the borrower on a loan by loan basis. On a quarterly basis, we evaluate the collectability of both interest and principal of each loan, if circumstances warrant, to determine whether such loan is impaired. A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the existing contractual terms. We do not record an allowance for credit losses under ASU 2016-13 as we have elected the fair value option.

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

Our loans are typically collateralized by commercial real estate. As a result, we regularly evaluate the extent and impact of any credit migration associated with the performance and or value of the underlying collateral property as well as the financial and operating capability of the borrower on a loan by loan basis. On a quarterly basis, we evaluate the collectability of both interest and principal of each loan, if circumstances warrant, to determine whether such loan is impaired. A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the existing contractual terms. We do not record an allowance for credit losses under ASU 2016-13 because we have elected the fair value option.

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

We adopted ASU 2016-13 beginning January 1, 2020. The ASU requires a company to measure credit loss using an expected credit loss model. We elected the fair value option for our investments and as such does not apply the expected loss model instead we record changes in fair value of these investment in the Consolidated Statements of Operations as a component of "Unrealized gain (loss), net." For the purposes of calculating interest income, to ensure that a projected credit loss of a security does not impact the effective yield and interest income we maintain a “shadow allowance” account. We use the shadow allowance to create a management basis. The management basis which is the difference between the net present value of projected cash flows less shadow allowance amount. The shadow allowance and the management basis are operational accounts that are used solely for the purposes of determining and calculating accretable yield and accretable book value and are not recorded in the consolidated financial statements. The management basis is limited to a fair market value of the investment. Actual realized loss on a security is recorded as a reduction in both the management basis and the amortized cost basis. Interest income is computed using the amortized basis as the reference amount and applying the yield calculated using management basis.

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

2020 Activity

Investment Activity

The COVID-19 pandemic has created unprecedented market disruption and dislocation. The extreme lack of liquidity in mortgage markets combined with forced selling led to swift and dramatic price declines. During the first quarter of 2020 and the early part of the second quarter, the significant decline in asset values resulted in us having to sell assets in order to meet margin calls by our repurchase agreement counterparties. In the second half of 2020, the equity and credit markets rallied, driven by improved liquidity. As a result our portfolio has experienced improved valuations and we did not have significant asset sales or margin calls during the second half of 2020.

The following table presents our investing activity for the year ended December 31, 2020 (dollars in thousands):

Investment Type	Balance at December 31, 2019	Purchases	Loan Modification/Capitalized Interest	Principal Payments and Basis Recovery	Proceeds from Sales	Transfers to REO	Realized Gain/(Loss)	Unrealized Gain/(loss)	Premium and discount amortization, net	VIE Consolidation / Deconsolidation, net	Balance at December 31, 2020
Agency CMBS and Agency CMBS IOs	$1,438,569	$185,082	N/A	$(920)	$(1,670,664)	N/A	$109,539	$(60,970)	$(636)	$—	$—
Agency RMBS and Agency RMBS IOs	356,686	64,008	N/A	(17,555)	(402,965)	N/A	11,543	(9,728)	(281)	—	1,708
Non-Agency RMBS	45,814	—	N/A	(2,142)	(12,658)	N/A	(61)	(5,812)	240	—	25,381
Non-Agency CMBS	316,019	48,505	N/A	(13,757)	(111,804)	N/A	(23,624)	(50,841)	6,468	(6,885)	164,081
Other securities(1)	80,161	23,401	N/A	(1,022)	(35,957)	N/A	(6,110)	(6,938)	(4,781)	—	48,754
Total MBS and other securities	2,237,249	320,996	N/A	(35,396)	(2,234,048)	N/A	91,287	(134,289)	1,010	(6,885)	239,924
Residential Whole Loans	1,375,860	113,338	780	(298,197)	(144,258)	—	(10,511)	(22,891)	(5,339)	—	1,008,782
Residential Bridge Loans	36,419	—	—	(21,228)	—	(419)	(300)	(497)	(59)	—	13,916
Commercial Loans	370,213	—	49	(44,820)	—	—	—	(15,281)	362	—	310,523
Securitized commercial loans	909,040	—	—	(349,609)	—	—	—	(58,421)	9,842	1,094,483	1,605,335
Total Investments	$4,928,781	$434,334	$829	$(749,250)	$(2,378,306)	$(419)	$80,476	$(231,379)	$5,816	$1,087,598	$3,178,480

(1) Other securities include $42.2 million of GSE CRTs and $6.5 million of ABS at December 31, 2020.

Portfolio Characteristics

Our Agency Portfolio

The following table summarizes our Agency portfolio by investment category as of December 31, 2020 (dollars in thousands):

	Principal Balance	Amortized Cost	Fair Value	Net Weighted Average Coupon
Agency RMBS IOs and IIOs (1)	N/A	$89	$143	2.1%
Agency RMBS IOs and IIOs accounted for as derivatives (1)	N/A	N/A	1,565	2.6%
Total Agency RMBS	—	89	1,708	2.5%
Total	$—	$89	$1,708	2.5%

(1)IOs and IIOs have no principal balances and bear interest based on a notional balance.  The notional balance is used solely to determine interest distributions on the interest-only class of securities.

Credit Sensitive Portfolio
Non-Agency RMBS

The following table presents the fair value and weighted average purchase price for each of our Non-agency RMBS categories, including IOs accounted for as derivatives, together with certain of their respective underlying loan collateral attributes and current performance metrics as of December 31, 2020 (fair value dollars in thousands):

		Weighted Average
Category	Fair Value	Purchase Price	Life (Years)	Original LTV	Original FICO	60+ Day Delinquent	6-Month CPR
Prime	$8,431	$72.49	7.4	68.9%	769	4.0%	25.8%
Alt-A	16,950	47.60	12.2	80.6%	665	20.8%	0.8%
Total	$25,381	$55.87	10.6	76.7%	699	15.3%	9.1%

Non-Agency CMBS

The following table presents certain characteristics of our Non-Agency CMBS portfolio as of December 31, 2020 (dollars in thousands):

		Principal		Weighted Average
Type	Vintage	Balance	Fair Value	Life (Years)	Original LTV
Conduit:					0
	2006-2009	$12,997	$4,077	2.1	71.3%
	2010-2020	94,107	51,326	4.8	61.8%
		107,104	55,403	4.6	62.5%
Single Asset:
	2010-2020	128,393	108,678	2.2	65.4%
Total		$235,497	$164,081	3.0	64.4%

Residential Whole Loans

The Residential Whole Loans have low LTV's and are comprised of 2,489 Non-QM adjustable rate mortgages and eight investor fixed rate mortgages. The following table presents certain information about our Residential Whole-Loans investment portfolio as of December 31, 2020 (dollars in thousands):

			Weighted Average
Current Coupon Rate	Number of Loans	Principal Balance	Original LTV	Original FICO Score(1)	Expected Life (years) (2)	Contractual Maturity (years)	Coupon Rate
2.01 - 3.00%	4	$3,239	66.7%	733	5.9	28.0	2.7%
3.01 - 4.00%	118	41,489	55.8%	709	3.8	23.3	3.7%
4.01 - 5.00%	1,172	403,398	61.8%	751	2.7	27.7	4.9%
5.01 - 6.00%	1,166	523,105	64.2%	740	2.9	27.7	5.4%
6.01 - 7.00%	35	12,813	67.5%	720	3.2	27.0	6.3%
7.01 - 8.00%	2	511	73.2%	753	4.1	27.6	7.1%
Total	2,497	$984,555	62.9%	744	2.9	27.5	5.1%

(1)The original FICO score is not available for 236 loans with a principal balance of approximately $75.2 million at December 31, 2020. We have excluded these loans from the weighted average computations.

Residential Bridge Loans

    Our Residential Bridge Loans are comprised of short-term fixed rate mortgages secured by non-owner occupied single and multi-family residences with low LTVs, generally up to 85%. The following table presents certain information about our Residential Bridge Loans investment portfolio at December 31, 2020 (dollars in thousands):

			Weighted Average
Current Coupon Rate	Number of Loans	Principal Balance	Original LTV	Contractual Maturity (months)(1)	Coupon Rate
7.01 – 9.00%	10	$8,295	69.6%	1.4	8.7%
9.01 – 11.00%	15	6,123	75.5%	0.5	10.1%
11.01 - 13.00%	3	705	69.8%	0.0	11.4%
17.01 – 19.00%	1	124	75.0%	0.0	18.0%
Total	29	$15,247	72.0%	0.8	9.4%

(1) Non-performing loans that are past their maturity date are excluded from the calculation of the weighted average contractual maturity. The weighted average contractual maturity for these loans is zero.

Non-performing Residential Loans

The following table presents the aging of the Residential Whole Loans and Bridge Loans as of December 31, 2020 (dollars in thousands):

	Residential Whole Loans			Bridge Loans
	No of Loans	Principal	Fair Value	No of Loans	Principal	Fair Value (1)
Current(2)	2,446	$953,071	$977,875	5	$2,906	$2,839
1-30 days delinquent	16	7,972	8,181	2	1,430	1,287
31-60 days delinquent	3	823	810	1	849	764
61-90 days delinquent	6	7,378	7,196	—	—	—
90+ days delinquent	26	15,311	14,720	21	10,062	9,026
Total	2,497	$984,555	$1,008,782	29	$15,247	$13,916

(1) Includes $124 thousand loans carried at amortized cost.
(2) Includes 7 loans in forbearance with unpaid principal balance of approximately $2.4 million and 142 loans that were previously in forbearance but are currently performing under the repayment phase following forbearance period with unpaid principal balance of approximately $59.0 million.

COVID-19 has materially disrupted business operations, resulting in significantly higher levels of unemployment or underemployment. As a result, some of its Residential Whole Loan borrowers have experienced financial hardship, making it difficult to meet their payment obligations to us, leading to requests for forbearance and higher levels of delinquency and potentially defaults. We maintain a strong relationship with our servicers and have utilized these relationships to manage the impacts of COVID-19 pandemic on our Non-QM loans. As of December 31, 2020, we had 7 Non-QM loans in forbearance and 142 Non-QM loans in the repayment phase following forbearance. Under the forbearance agreement, the borrower can generally elect to defer the principal and interest payments for 3 months. At the end of the forbearance period, the borrower can either request an extension for payment deferral, repay the deferred principal and interest in full or over the next 9 months or capitalize the deferred principal and interest to the loan balance and calculate a new amortization payment. Loans under a forbearance agreement are treated as "Current" in the above table. These loans are carried at fair value and had an unpaid principal balance of approximately $2.4 million, a fair value of $2.4 million, a weighted average original LTV of 65.3% and represent approximately 0.2% of the total outstanding principal balance of our Residential Whole Loans.

    As of December 31, 2020, there were 26 Non-QM loans carried at fair value in non-accrual status with an unpaid principal balance of approximately $15.3 million and a fair value of approximately $14.7 million. These nonperforming loans represent approximately 1.6% of the total outstanding principal balance. No allowance or provision for credit losses was recorded as of and for the year ended December 31, 2020 since the valuation adjustment, if any, would be reflected in the fair value of these loans. We stopped accruing interest income for these loan when they became contractually 90 days delinquent.

As of December 31, 2020, there was 1 Residential Bridge Loan carried at amortized cost in non-accrual status with an unpaid principal balance of approximately $123.8 thousand and 20 Residential Bridge Loans carried at fair value in non-accrual status with an unpaid principal balance of approximately $9.9 million and a fair value of $8.9 million. These nonperforming Residential Bridge Loans represent approximately 66.0% of the total outstanding principal balance. No allowance and provision for credit losses was recorded for loans carried at fair value as of and for the year ended December 31, 2020 since valuation adjustments, if any, would be reflected in the fair value of these loans. We stopped accruing interest income for these loans when they became contractually 90 days delinquent.

    As of December 31, 2020, we had three real estate owned ("REO") properties with an aggregate carrying value of $1.1 million related to foreclosed Bridge Loans. The REO properties are held for sale and accordingly carried at the lower of cost or fair value less cost to sell. The REO properties are classified in "Other assets" in the Consolidated Balance Sheet.

Commercial Real Estate Investments

Securitized Commercial Loans

In November 2015, we acquired a $14.0 million variable interest in CMSC Trust, which is a VIE that we were required to consolidate. In June 2020, the variable interest we acquired was paid off and accordingly, the CSMC Trust is no longer consolidated.

RETL 2018-RVP was refinanced with a new securitization RETL 2019-RVP ("RETL 2019 Trust") in March 2019. We acquired a $65.3 million variable interest in the trust certificates issued by RETL 2019 Trust, including $45.3 million which represents the 5% eligible risk retention certificate. Please refer to Note 6 - "Commercial Real Estate Investments" for details. The RETL 2019 Trust holds a commercial loan collateralized by first mortgages, deeds of trusts and interests in commercial real estate located throughout the United States and Puerto Rico. The outstanding principal balance on this commercial loan is $354.2 million as of December 31, 2020. The commercial loan served as collateral for the $354.2 million securitized debt issued by RETL 2019 Trust and the securitized debt is non-recourse to us. Refer to Note 7 - "Financings" for details on the associated securitized debt.

In December 2019, we acquired a $161.4 million interest in the trust certificates issued by the MRCD 2019-PRKC Mortgage Trust (MRCD Trust"), including $10.5 million HRR certificates, which represents the initial controlling class. We determined that MRCD Trust was a VIE and that we were also the primary beneficiary because the Manager was involved in certain aspects of the design of the trust and we own the controlling class. As the primary beneficiary, we consolidated MRCD Trust and our investment in the trust certificates (HRR class and a portion of the A class) of MRCD Trust were eliminated in the consolidation.

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

On August 1, 2020 we consolidated CSMC USA as a result of our ongoing reassessment of our CMBS VIE holdings for potential consolidation of the securitized trust. Our $14.9 million or 8.8% interest in the trust certificate of CSMC USA (F Class) was eliminated in the consolidation. Please refer to Note 6 - "Commercial Real Estate Investments" for details. The CSMC USA holds a commercial loan secured by a first mortgage lien on the borrowers’ fee and leasehold interests in a portion of a super-regional mall. The outstanding principal balance on this commercial loan is $1.4 billion as of December 31, 2020. The loan's stated maturity date is September 11, 2025 and bears a fixed interest rate of 4.38%. The commercial loan served as collateral for the $1.4 billion securitized debt issued by CMSC USA and the securitized debt is non-recourse to us. Refer to Note 7 - "Financings" for details on the associated securitized debt.

In December 2020, the commercial loan held by CSMC USA was amended to an interest only payment through maturity. Cash Management Forbearance Agreement previously entered into by Special Servicer and the borrower that required both increased reporting requirements and monthly net cash remittance continues to be in effect.

Non-Performing Commercial Loans

The impact of COVID-19 pandemic has adversely impacted a broad range of industries in which our commercial loan borrowers operate and could impair their ability to fulfill their financial obligations to us, most significantly hospitality assets. We believe our CRE loan sponsors are well capitalized and generally committed to supporting the assets collateralizing our loans. Our portfolio’s low average LTV of 65.5% as of December 31, 2020 reflects significant equity value that our sponsors are motivated to protect through the COVID-19 disruption.

As of December 31, 2020, we commenced foreclosure procedures for our delinquent commercial loan with an outstanding principal balance of $30.0 million, secured by a hotel. However, on February 24, 2021, the borrower filed for bankruptcy protection. We expect to move forward with the foreclosure subject to the bankruptcy process and believe there is a reasonable likelihood that the outstanding principal balance of $30.0 million, will be recovered, although there is no assurance.

We hold a junior mezzanine loan ("CRE 3" loan) with an outstanding principal balance of $90 million secured by a retail facility. The CRE 3 loan has an initial maturity on June 29, 2021. The CRE 3 loan is currently receiving interest payments from a reserve that will become exhausted at maturity of the loan. We expect that the CRE 3 loan will become non performing upon depletion of such reserve.

The following table presents the aging of the Commercial Loans as of December 31, 2020 (dollars in thousands):

Commercial Loan Trust

	Commercial Loans
	No of Loans	Principal	Fair Value
Current	10	$295,444	$283,120
1-30 days	—	—	—
31-60 days	—	—	—
61-90 days	—	—	—
90+ days	1	30,000	27,403
Total	11	$325,444	$310,523

Geographic Concentration

The mortgages underlying our Non-Agency RMBS and Non-Agency CMBS are located in various states across the United States and other countries. The following table presents the five largest concentrations by location for the mortgages collateralizing our Non-Agency RMBS and Non-Agency CMBS as of December 31, 2020, based on fair value (dollars in thousands):

	Non-Agency RMBS			Non-Agency CMBS
	Concentration	Fair Value		Concentration	Fair Value
California	28.8%	$7,320	California	25.6%	$41,955
Florida	8.6%	2,179	Illinois	12.0%	19,647
New York	7.8%	1,970	Nevada	11.5%	18,917
Maryland	4.2%	1,066	Bahamas	7.3%	11,927
Georgia	4.2%	1,054	Kansas	6.0%	9,781

The following table presents the various states across the United States in which the collateral securing our Residential Whole Loans and Residential Bridge Loans at December 31, 2020, based on principal balance, is located (dollars in thousands):

	Residential Whole Loans			Residential Bridge Loans
	Concentration	Principal Balance		Concentration	Principal Balance
California	65.8%	$647,877	California	37.5%	$5,713
New York	17.7%	173,788	New York	17.3%	2,632
Georgia	3.4%	33,577	Washington	16.1%	2,461
Florida	2.8%	27,274	Florida	12.9%	1,969
New Jersey	2.5%	24,704	Connecticut	5.7%	872
Other	7.8%	77,335	Other	10.5%	1,600
Total	100.0%	$984,555	Total	100.0%	$15,247

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

Repurchase Agreements

Residential Whole Loan Facility

On April 21, 2020, we entered into amendments with respect to certain of our loan warehouse facilities. These amendments mainly served to convert an existing residential whole loan facility into a term facility by removing any mark to market margin requirements, and to consolidate our Non-Qualified Mortgage loans onto a single facility, which were previously financed by three separate, unaffiliated counterparties.

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

Initially, the aggregate borrowings under this facility with respect to its Residential Whole Loans was approximately $385.0 million and the market value of such loans was approximately $430.0 million. On June 29, 2020, we securitized approximately $355.8 million of the Residential Whole Loans and paid down the facility by approximately $339.4 million (see "Securitized Debt" below for additional details). As noted above as part of the financing arrangements we agreed to pay the lender a fee of 30% of all realized value on the Residential Whole Loans above the counterparty's amortized basis upon securitization or sale. As a result of refinancing the Residential Whole Loans through a securitization, we accrued a premium recapture fee of approximately $20.5 million, which was payable at the maturity of the facility, and was recorded in "Financing fees" in the Consolidated Statements of Operations. In October 2020, in connection with the amendment to the facility discussed below we paid $12.0 million of the premium recapture fee and the balance of $8.5 million is payable at the maturity of the amended facility, October 5, 2021.

On October 6, 2020 we entered into an amendment with respect to its residential loan warehouse facility. The amendment serves to convert the existing residential loan facility to a limited mark to market margin facility that bears an interest rate of LIBOR plus 2.75%, with a LIBOR floor of 0.25%. The target advance rate under the amended facility is 85% and the facility matures on October 5, 2021. As part of the amendment, the premium recapture fee was eliminated for investments financed under the amended facility.

Non-Agency CMBS and Non-Agency RMBS Facility

On May 4, 2020, we supplemented one of our existing securities repurchase facilities to consolidate most of our CMBS and RMBS assets, which were financed by multiple counterparties, into a single term facility with limited mark to market margin requirements. Pursuant to the agreement, a margin deficit will not occur until such time as the loan to value ratio surpasses a certain threshold (the “LTV Trigger”), on a weighted average basis per asset type, calculated on a portfolio level. If this threshold is reached, we may elect to provide cash margin or sell certain assets to the extent necessary to lower the ratio. The term of this facility is 12 months, subject to 12 month extensions at the counterparty’s option. All interest income generated by the assets during the term of the facility will be paid to us no less often than monthly. Interest on the facility is due from us at a rate of three-month LIBOR plus 5.00% payable quarterly in arrears. Half of all principal repayments on the underlying assets will be applied to repay the obligations owed to the counterparty, with the remainder paid to us, unless the LTV Trigger has occurred, in which case all principal payments will be applied to repay the obligations.

Certain of the repurchase agreements provide the counterparty with the right to terminate the agreement if we do not maintain certain equity, liquidity and leverage metrics, the most restrictive of which include a limit on leverage based on the composition of our portfolio. For all the repurchase agreements with outstanding borrowings, we were in compliance with the terms of such financial tests as of December 31, 2020.

At December 31, 2020, we had outstanding borrowings under five of our master repurchase agreements. The following table summarizes our 2020 financing activity under our repurchase agreements for the twelve months ended December 31, 2020 (dollars in thousands):

Collateral	Balance at December 31, 2019	Proceeds	Repayments	Balance at December 31, 2020
Agency CMBS	$1,352,248	$2,931,690	$(4,283,938)	$—
Agency RMBS	348,274	215,896	(562,752)	1,418
Non-Agency RMBS	30,481	95,217	(111,055)	14,643
Non-Agency CMBS(2)	190,390	822,708	(936,018)	77,080
Residential Whole Loans(1)	476,172	2,786,399	(3,202,547)	60,024
Residential Bridge Loans(1)	29,869	323,523	(342,138)	11,254
Commercial loans(1)	224,594	2,402,049	(2,467,331)	159,312
Securitized commercial loans(1)	116,087	179,649	(295,736)	—
Membership interest(3)	—	75,377	(56,533)	18,844
Other securities	56,762	188,085	(228,576)	16,271
Borrowings under repurchase agreements	$2,824,877	$10,020,593	$(12,486,624)	$358,846
Less unamortized debt issuance costs	76	N/A	N/A	1,923
Borrowings under repurchase agreements, net	$2,824,801	$10,020,593	$(12,486,624)	$356,923

(1)The borrowings and collateral pledged attributed to loans owned through trust certificates.  The trust certificates are eliminated upon consolidation.
(2)Includes repurchase agreement borrowings on securities eliminated upon VIE consolidation.
(3)The pledged amount relates to our non-controlling membership interest in our wholly owned subsidiary, WMC RETL LLC, which was financed under a repurchase agreement. The membership interest is eliminated in consolidation.

Certain of the financing arrangements provide the counterparty with the right to terminate the agreement if we do not maintain certain equity, liquidity and leverage metrics. With the exception of one repurchase agreement for which we received a waiver, we were in compliance with the terms of such financial tests as of December 31, 2020.

At December 31, 2020, we had outstanding repurchase agreement borrowings with the following counterparties:

(dollars in thousands) Repurchase Agreement Counterparties	Amount Outstanding	Percent of Total Amount Outstanding	Investments Held as Collateral	Counterparty Rating(1)
Credit Suisse AG, Cayman Islands Branch (2)	$201,638	56.2%	$370,817	A
Citigroup Global Markets Inc.	95,086	26.5%	205,508	A+
Nomura Securities International, Inc. (3)	47,796	13.3%	83,921	Unrated (3)
Credit Suisse Securities (USA) LLC	12,907	3.6%	20,904	A+
All other counterparties (4)	1,419	0.4%	1,708
Total	$358,846	100.0%	$682,858

(1)The counterparty ratings presented above are the long-term issuer credit ratings as rated at December 31, 2020 by S&P.
(2)Includes master repurchase agreements in which the buyer includes Alpine Securitization LTD., a Credit Suisse sponsored asset-backed commercial paper conduit.
(3)Nomura Holdings, Inc., the parent company of Nomura Securities International, Inc., is rated BBB+ by S&P at December 31, 2020.
(4)Represents amount outstanding with one counterparty, which holds collateral valued less than 5% of our stockholders’ equity as security for our obligations under the applicable repurchase agreements as of December 31, 2020.

The following table presents our average repurchase agreement borrowings, excluding unamortized debt issuance costs, by type of collateral pledged for the years ended December 31, 2020 and December 31, 2019 (dollars in thousands):

Collateral	Year ended December 31, 2020	Year ended December 31, 2019
Agency CMBS	$365,073	$1,488,995
Agency RMBS	69,137	261,210
Non-Agency RMBS	14,459	28,234
Non-Agency CMBS(2)	157,280	159,336
Residential Whole Loans	267,609	562,871
Commercial Loans	179,251	203,686
Securitized commercial loans	—	29,569
Residential Bridge Loans	23,144	105,657
Membership interest	4,749	—
Other securities	28,136	48,592
Total	$1,108,838	$2,888,150
Maximum borrowings during the period(1)	$3,006,550	$3,100,204

(1)Amount represents the maximum borrowings at month-end during each of the respective periods.
(2)Includes repurchase agreement borrowings on securities eliminated upon VIE consolidation.

 Securitized Debt

We hold a controlling financial variable interest in RETL 2019 Trust and CSMC USA and were required to consolidate the CMBS VIEs. Refer to Note 7 - "Financings" for details.

The following table summarizes the consolidated RETL 2019 Trust's commercial mortgage pass-through certificates at December 31, 2020 which is classified in "Securitized debt, net" in the Consolidated Balance Sheets (dollars in thousands):

Classes	Principal Balance	Coupon	Fair Value	Contractual Maturity
Class B	$502	1.7%	$492	3/15/2021
Class C	308,400	2.3%	296,933	3/15/2021
Class X-EXT(1)	N/A	1.1%	31	3/15/2021
	$308,902		$297,456

(1) Class X-EXT is an interest-only class with a notional balance of $308.4 million as of December 31, 2020.

The following table summarizes the consolidated 2014 CSMC USA's commercial mortgage pass-through certificates at December 31, 2020 which is classified in "Securitized debt, net" in the Consolidated Balance Sheets (dollars in thousands):

Classes	Principal Balance	Coupon	Fair Value	Contractual Maturity
Class A-1	$120,391	3.3%	$120,443	9/11/2025
Class A-2	531,700	4.0%	538,469	9/11/2025
Class B	136,400	4.2%	137,970	9/11/2025
Class C	94,500	4.3%	85,140	9/11/2025
Class D	153,950	4.4%	127,092	9/11/2025
Class E	180,150	4.4%	131,906	9/11/2025
Class F	153,600	4.4%	99,859	9/11/2025
Class X-1(1)	n/a	0.5%	12,794	9/11/2025
Class X-2(1)	n/a	0.4%	2,593	9/11/2025
	$1,370,691		$1,256,266

(1) Class X-1 and Class X-2 are interest-only classes with notional balances of $652.1 million and $733.5 million as of December 31, 2020, respectively.

The above table does not reflect the portion of the class F bond held by us because the bond is eliminated in consolidation. Our ownership interest in the F bonds represents a controlling financial interest, which resulted in consolidation of the trust, during the quarter. The bond had a fair market value of $9.7 million at December 31, 2020, and our exposure to loss is limited to our ownership interest in this bond.

Residential Mortgage-Backed Notes

In May 2019, we completed a residential mortgage-backed securitization comprised of a portion of our Residential Whole Loan portfolio. RMI 2015 Trust and RNR Trust collectively transferred $945.5 million of Non-QM Residential Whole Loans, to our wholly-owned subsidiary, Arroyo Mortgage Trust 2019-2 ("Arroyo Trust") and Arroyo Trust issued $919.0 million of mortgage-backed notes and we retained the subordinate Non-Offered Securities. At December 31, 2020, Residential Whole Loans, with an outstanding principal balance of approximately $615.3 million, serve as collateral for the Arroyo Trust's securitized debt.

The following table summarizes the consolidated Arroyo Trust's issued mortgage-backed notes at December 31, 2020 which is classified in "Securitized debt, net" in the Consolidated Balance Sheets (dollars in thousands):

Classes	Principal Balance	Coupon	Carrying Value	Contractual Maturity
Offered Notes:
Class A-1	$511,623	3.3%	$511,620	4/25/2049
Class A-2	27,414	3.5%	27,414	4/25/2049
Class A-3	43,433	3.8%	43,430	4/25/2049
Class M-1	25,055	4.8%	25,055	4/25/2049
Subtotal	607,525		$607,519
Less: Unamortized deferred financing costs	N/A		4,398
Total	$607,525		$603,121

In June 2020, we completed a residential mortgage-backed securitization comprised of a portion of our Residential Whole Loan portfolio. RMI 2015 Trust transferred $355.8 million of Non-QM Residential Whole Loans, to our wholly owned subsidiary, Arroyo Trust 2020. Arroyo Trust 2020 issued $341.7 million of mortgage-backed notes and we retained the subordinate non-offered securities. These non-offered securities with an estimated fair value of $27.7 million at December 31, 2020 were eliminated in the consolidation. At December 31, 2020, Residential Whole Loans, with an outstanding principal balance of approximately $300.0 million, serve as collateral for the Arroyo Trust 2020's securitized debt.

The following table summarizes the consolidated Arroyo Trust 2020's issued mortgage-backed notes at December 31, 2020 which is classified in "Securitized debt, net" in the Consolidated Balance Sheets (dollars in thousands):

Classes	Principal Balance	Coupon	Carrying Value	Contractual Maturity
Offered Notes:
Class A-1A	$222,117	1.7%	$222,112	3/25/2055
Class A-1B	26,357	2.1%	26,357	3/25/2055
Class A-2	13,518	2.9%	13,517	3/25/2055
Class A-3	17,963	3.3%	17,963	3/25/2055
Class M-1	11,739	4.3%	11,739	3/25/2055
Subtotal	$291,694		$291,688
Less: Unamortized deferred financing costs	N/A		2,519
Total	$291,694		$289,169

Convertible Senior Unsecured Notes

As of December 31, 2020, we had $175.0 million of 6.75% convertible senior unsecured notes (the "2022 Notes) outstanding. The 2022 Notes mature on October 1, 2022, unless earlier converted, redeemed or repurchased by the holders pursuant to their terms, and are not redeemable by us except during the final three months prior to maturity.

On July 1, 2020, we issued an aggregate of 1,354,084 shares of our common stock in exchange for $5.0 million of our 2022 Notes pursuant to separate privately negotiated exchange agreements entered into on July 1, 2020 (collectively, the “Exchange Agreement”) between us and certain holders of the 2022 Notes. We did not receive any cash proceeds as a result of the Exchange Agreement, and the notes exchanged pursuant to the Exchange Agreement were retired and cancelled. See Note 7 – “Financings.”

In the fourth quarter of 2020, we repurchased $25.0 million aggregate principal amount of the 2022 Notes at an approximate 13% discount to par value, plus accrued and unpaid interest.

Hedging Activity
In March 2020, we effectively terminated fixed-pay interest rate swaps with a notional value of approximately $3.1 billion and variable-pay interest rate with a notional value of approximately $1.9 billion to reduce hedging costs and associated market volatility. The effect of the termination is reflected in the table below for the year ended December 31, 2020 in Settlements, Terminations or Expirations.
The following tables summarize the hedging activity during the twelve months ended December 31, 2020 (dollars in thousands):

Derivative Instrument	Notional Amount at December 31, 2019	Acquisitions	Settlements, Terminations or Expirations	Notional Amount at December 31, 2020
Fixed pay interest rate swaps	$2,551,000	$783,000	$(3,334,000)	$—
Variable pay interest rate swaps	1,405,000	794,800	(2,199,800)	—
Interest rate swaptions	—	305,000	(305,000)	—
Credit default swaps	151,000	164,000	(308,830)	6,170
TBA securities - long positions	1,000,000	5,257,000	(6,257,000)	—
TBA securities - short positions	1,000,000	5,257,000	(6,257,000)	—
Total derivative instruments	$6,107,000	$12,560,800	$(18,661,630)	$6,170

Derivative Instrument	Fair Value at December 31, 2019	Acquisitions	Settlements, Terminations or Expirations	Realized Gains / Losses	Mark-to-market	Fair Value at December 31, 2020
Fixed pay interest rate swaps	$3,001	$(32,894)	$241,939	$(209,046)	$(3,000)	$—
Variable pay interest rate swaps	(485)	7,608	(36,633)	29,025	485	—
Interest rate swaptions	—	—	(80)	80		—
Credit default swaps	(2,847)	2,527	11,503	(9,844)	(1,834)	(495)
TBA securities	(928)	—	2,430	(2,430)	928	—
Total derivative instruments	$(1,259)	$(22,759)	$219,159	$(192,215)	$(3,421)	$(495)
As of December 31, 2020, we had no fixed pay rate interest rate swaps or variable pay rate interest rate swaps.
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

At-The-Market Program
    In March 2017, we entered into an equity distribution agreement with JMP Securities LLC, which was amended on June 5, 2020, under which we may offer and sell up to $100.0 million shares of common stock in an At-The-Market equity offering. During the year ended December 31, 2020, we sold 6,034,741 shares under this amended agreement with an average price of $3.70 per share for total net proceeds of $22.0 million.
Convertible Notes Exchange

On July 1, 2020, we issued an aggregate of 1,354,084 shares of our common stock in exchange for $5.0 million aggregate principal amount of our 2022 Notes. See Note 7 - "Financings" for information related to the convertible notes exchange.

Convertible Notes Repurchase

In the fourth quarter of 2020, we repurchased $25.0 million aggregate principal amount of the 2022 Notes at an approximate 13% discount to par value, plus accrued and unpaid interest.

Dividends

To preserve liquidity, we suspended our first and second quarter of 2020 common stock dividends in light of extraordinary market volatility driven by uncertainty surrounding the COVID-19 pandemic.

In the third quarter of 2020, we resumed payment of our quarterly dividend after making progress strengthening our balance sheet and improving liquidity and earnings power of our investment portfolio. For the quarters ended September 30, 2020 and December 31, 2020, we declared a $0.05 and $0.06 dividend per share, respectively, generating a dividend yield of approximately 6.7% based on the stock closing price of $3.26 at December 31, 2020.

Book Value

    The following chart reflects our book value per common share basic and diluted shares over five consecutive quarters:

Book Value
15
10
5
0
10.55
3.41
3.15
4.07
4.20
12/31/19
03/31/20
06/30/20
09/30/20
12/31/20
Period Ending

    The COVID-19 pandemic has created unprecedented market disruption and dislocation, requiring us to sell asset to meet margin calls. We have implemented measures to increase liquidity, reduce leverage, and seek alternative financing arrangements to preserve long-term shareholder value. We had improved financial results during the second half of 2020, which included significant recovery in asset valuations. The improved asset valuations resulted in the increase in book value of $0.13 to $4.20 at December 31, 2020 when compared to our September 30, 2020 book value of $4.07.
Results of Operations
Comparison of the year ended December 31, 2020 to the year ended December 31, 2019
General
Our results of operations were adversely impacted by the COVID-19 pandemic, which created unprecedented market disruption and dislocation. During the first quarter of 2020, the uncertainty surrounding the pandemic created an extreme lack of liquidity in mortgage markets and when combined with forced selling led to swift and dramatic price declines. The significant decline in value of our investment portfolio resulted in substantial margin calls from our repurchase agreement counterparties. In order to satisfy the margin calls, we sold a significant portion of our investments. We also terminated our interest rate hedges because they were ineffective in the low interest rate environment and it further reduced margin call volatility. During the second half of 2020, our portfolio experienced improved valuations and earnings, and we did not have significant asset sales or margin calls during the quarter.
The full impact of COVID-19 on our results of operations is still uncertain as it depends on several factors beyond our control including, but not limited to (i) the uncertainty around the severity and duration of the outbreak, (ii) the effectiveness of the United States public health response, (iii) the pandemic’s impact on the U.S. and global economies, (iv) the timing, scope and effectiveness of additional governmental responses to the pandemic, (v) the timing and speed of economic recovery, including the availability and effectiveness of the vaccination for COVID-19 and (vi) the negative impact on our borrowers, asset values and cost of capital.

Due to the significant amount of investment sales, resulting from the market volatility created by the COVID-19 pandemic, our results of operations for the years ended December 31, 2020 and December 31, 2019 are not comparable.

During the second half of 2020, we continued to make progress towards strengthening our balance sheet, improving liquidity, shareholders equity and the earnings power of the portfolio. For the year ended December 31, 2020, we generated a net loss of $328.3 million or $5.72 per basic and diluted weighted common share, compared to net income of $70.7 million or $1.37 per basic and diluted weighted common share for the year ended December 31, 2019. Our results of operations, for the second half of 2020, was positively impacted by improved valuations on our investment portfolio, specifically our Residential Whole Loan Investments. Our credit sensitive portfolio continued to perform in line with our expectations.

The following tables set forth certain information regarding our net interest income on our investment portfolio for the years ended December 31, 2020 and December 31, 2019 (dollars in thousands):

Year ended December 31, 2020	Average Amortized Cost of Assets	Total Interest Income	Yield on Average Assets

Investments
Agency CMBS	$342,673	$10,700	3.12%
Agency RMBS	58,491	1,988	3.40%
Non-Agency RMBS	32,905	1,539	4.68%
Non-Agency CMBS	262,372	21,798	8.31%
Residential Whole Loans	1,223,043	54,359	4.44%
Residential Bridge Loans	26,354	1,756	6.66%
Commercial loans	337,485	23,194	6.87%
Securitized commercial loans	1,093,487	59,212	5.41%
Other securities	53,753	3,482	6.48%
Total investments	$3,430,563	$178,028	5.19%

	Average Carrying Value	Total Interest Expense	Average Cost of Funds(1)
Borrowings
Repurchase agreements	$1,108,838	$35,243	3.18%
Convertible senior unsecured notes, net	193,516	16,252	8.40%
Securitized debt	1,864,964	81,096	4.35%
Total borrowings	$3,167,318	$132,591	4.19%

Net interest income and net interest margin(2)		$45,437	1.32%

Year ended December 31, 2019	Average Amortized Cost of Assets	Total Interest Income	Yield on Average Assets

Investments
Agency CMBS	$1,517,394	$48,959	3.23%
Agency RMBS	268,554	9,128	3.40%
Non-Agency RMBS	47,982	2,468	5.14%
Non-Agency CMBS	226,072	18,195	8.05%
Residential Whole Loans	1,196,675	57,234	4.78%
Residential Bridge Loans	115,199	8,109	7.04%
Commercial loans	348,884	28,556	8.18%
Securitized commercial loans	830,311	39,454	4.75%
Other securities	69,894	5,161	7.38%
Total investments	$4,620,965	$217,264	4.70%

	Average Carrying Value	Total Interest Expense	Average Cost of Funds(1)
Borrowings
Repurchase agreements	$2,888,151	$90,802	3.14%
Convertible senior unsecured notes, net	130,457	10,556	8.09%
Securitized debt	1,305,158	48,916	3.75%
Total borrowings	$4,323,766	$150,274	3.48%

Net interest income and net interest margin(2)		$66,990	1.45%

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
Interest Income
For the years ended December 31, 2020 and December 31, 2019, we earned interest income on our investments of approximately $178.0 million and $217.3 million, respectively. The decrease in interest income for the year ended December 31, 2020 as compared to the year ended December 31, 2019 was driven by the sales of a significant portion of our investment portfolio to meet margin calls. We sold $2.0 billion of investments, mainly in March and April 2020. The majority of the impact of these sales were reflected in interest income in starting in the second of 2020. Our portfolio experienced improved valuations and we did not have significant asset sales in the second half of the year.
Interest Expense
Interest expense decreased from $150.3 million for the year ended December 31, 2019 to $132.6 million for the year ended December 31, 2020. The decrease was a result of the significant reduction in leverage associated with the sale of $2.4 billion of investments, mainly in March and April 2020. During the second quarter of 2020, we entered into two new financing facilities to limit our exposure to short-term mark to market financings. Also, we completed a securitization of approximately $355.8 million of our Residential Whole Loans, reducing our recourse leverage by $339.4 million or 46.0%.
Other income (loss), net
Realized gain (loss) on investments, net

Realized gain (loss) on investments represents the net gain (loss) on sales or settlements from our investment portfolio. To improve liquidity, reduce our repurchase agreement borrowing and satisfy our margin calls, we sold $2.4 billion in investments mainly in March and April 2020. These sales generated $80.6 million in net realized gains. Our portfolio experienced improved valuations and we did not have significant asset sales during the third quarter.

The following table presents the realized gains (losses) of our investments for each of the years ended December 31, 2020 and December 31, 2019 (dollars in thousands):

	Year ended December 31, 2020				Year ended December 31, 2019
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Agency CMBS	$1,668,149	$116,463	$(6,486)	$109,977	$891,072	$32,793	$(4,190)	$28,603
Agency RMBS	400,948	12,552	(506)	12,046	205,310	1,559	—	1,559
Non-Agency RMBS(1)	12,658	—	(60)	(60)	—	—	—	—
Non-Agency CMBS	111,804	1	(23,624)	(23,623)	40,235	317	(1,624)	(1,307)
Other securities	35,957	113	(6,223)	(6,110)	—	—	—	—
Residential Whole-Loans	144,259	—	(10,511)	(10,511)	—	—	—	—
Residential Bridge Loans(1)	—	8	(404)	(396)	—	232	(762)	(530)
Loans transferred to REO(2)	419	126	(32)	94	5,029	516	(473)	43
Disposition of REO	1,892	18	(808)	(790)	1,761	38	(128)	(90)
Total	$2,376,086	$129,281	$(48,654)	$80,627	$1,143,407	$35,455	$(7,177)	$28,278

(1)Realized gains/losses recognized on the final settlement of the loans.
(2)Realized gains/losses recognized on the transfer of Residential Bridge Loans to REO. Proceeds represent the fair value less estimated selling costs of the real estate on the date of transfer.

Unrealized gain (loss), net
Our investments, and securitized debt, for which we have elected the fair value option are recorded at fair value with the periodic changes in fair value being recorded in earnings.  The change in unrealized gain (loss) is directly attributable to changes in market pricing on the underlying investments and securitized debt during the period. The extreme lack of liquidity in mortgage markets combined with forced selling led to swift and dramatic price declines in the first quarter of 2020. While we have seen price recovery on our investments investments in the second, third, and fourth quarters, there is still a lot of uncertainty surrounding the opening and recovery of the economy. Therefore, the recovery experienced was not sufficient to significantly reduce the substantial unrealized loss from the dramatic price declines.

The following table presents the net unrealized gains (losses) we recorded on our investments and securitized debt (dollars in thousands):

	Year ended December 31, 2020	Year ended December 31, 2019
Agency CMBS	$(61,033)	$78,544
Agency RMBS	(9,131)	8,510
Non-Agency RMBS	(5,812)	(230)
Non-Agency CMBS	(50,841)	(890)
Residential Whole Loans	(22,891)	20,790
Residential Bridge Loans	(497)	501
Commercial loans	(15,281)	(121)
Securitized commercial loans	(58,421)	(1,070)
Other securities	(6,938)	1,564
Securitized debt	9,458	(294)
Other liabilities	—	225
Total	$(221,387)	$107,529
Gain (loss) on derivatives, net
In March 2020, we effectively terminated all of our fixed-pay interest rate swaps and variable-pay interest rate swaps to reduce hedging costs and associated margin volatility. The effects of the termination is reflected in the table below for the December 31, 2020.
The following table presents the components of gain (loss) on derivatives for the years ended December 31, 2020 and December 31, 2019 (dollars in thousands):

	Realized Gain (Loss), net
Description	Other Settlements / Expirations	Variation Margin Settlement	Mark-to-market	Return (Recovery) of Basis	Contractual interest income(expense), net(1)	Total
Year ended December 31, 2020
Interest rate swaps	$(262)	$(179,759)	$(2,515)	$262	$(1,395)	$(183,669)
Interest rate swaptions	80	—	—	—	—	80
Agency and Non-Agency Interest-Only Strips - accounted for as derivatives	(940)	—	(532)	(1,096)	1,324	(1,244)
Credit default swaps	(9,534)	—	(1,834)	—	—	(11,368)
TBAs	(2,430)	—	928	—	—	(1,502)
Total	$(13,086)	$(179,759)	$(3,953)	$(834)	$(71)	$(197,703)

Year ended December 31, 2019
Interest rate swaps	$(4,978)	$(108,169)	$5,140	$5,769	$3,732	$(98,506)
Interest rate swaptions	(332)	—	—	—	—	(332)
Agency and Non-Agency Interest-Only Strips - accounted for as derivatives	—	—	(508)	(2,688)	3,277	81
Options	1,378	—	—	—	—	1,378
Futures contracts	(12,862)	—	4,657	—	—	(8,205)
Credit default swaps	(178)	—	1,029	—	—	851
TBAs	1,934	—	(928)	—	—	1,006
Total	$(15,038)	$(108,169)	$9,390	$3,081	$7,009	$(103,727)

(1)Contractual interest income (expense), net on derivative instruments includes interest settlement paid or received.
Other, net

For the years ended December 31, 2020 and December 31, 2019, "Other, net" consisted of income of $339 thousand and income of $2.2 million, respectively. The balance is mainly comprised of interest on cash balances, miscellaneous net interest income (expense) on cash collateral for our repurchase agreements and derivatives and miscellaneous fees collected on residential mortgage loans.
Expenses

Management Fee Expense

We incurred management fee expense of approximately $4.5 million and $7.4 million for the years ended December 31, 2020 and December 31, 2019, respectively. Pursuant to the terms of the Management Agreement, our Manager is paid a management fee equal to 1.5% per annum of our stockholders’ equity (as defined in the Management Agreement), calculated and payable (in cash) quarterly in arrears. The decrease was mainly attributable to our Manager waiving the management fee from March 2020 to May 2020 as a result of the impact of COVID-19 and the disruption in the mortgage markets. Future waivers, if any, are at the Manager's discretion. Also, the termination of our interest rate swaps in March 2020 resulted in realized losses that reduced stockholders' equity that is used to calculate the management fee.

The management fees, expense reimbursements and the relationship between our Manager and us are discussed further in Note 10, “Related Party Transactions” to the consolidated financial statements contained in this annual report on Form 10-K.

Financing Fee

In the second quarter in order to manage the severe market conditions and the resulting large margin demands from lenders and pressure on our liquidity, we entered into a longer term financing arrangement for our Residential Whole Loans, as we sort to reduce our exposure to short-term financings with daily mark to market exposure. Under this agreement, we are required to pay the counterparty a 30% premium recapture fee of all realized value on any residential whole loans above such counterparty’s amortized basis upon the securitization or sale.

On June 29, 2020, we securitized approximately $355.8 million of the Residential Whole Loans and paid down the facility by approximately $339.4 million (see "Securitized Debt" below for additional details). As noted above, as part of the financing arrangements, we agreed to pay the lender a fee of 30% of all realized value on the Residential Whole Loans above the counterparty's amortized basis upon securitization or sale. As a result of refinancing the Residential Whole Loans through a securitization, we accrued a premium recapture fee of approximately $20.5 million, which is payable at the maturity of the facility. However, in connection with an amendment to this facility effective October 6, 2020, we paid $12.0 million of the fee with the balance of $8.5 million due on the new maturity if the facility on October 5, 2021. The amendment also eliminated the the premium recapture fee for assets financed under the amended facility.

Other Operating Expenses

We incurred other operating expenses of approximately $2.9 million and $5.5 million for the years ended December 31, 2020 and December 31, 2019, respectively. Other operating cost is comprised of derivative transaction costs, custody, and asset management/loan servicing fees. The decrease was primarily a result of a smaller bridge loan portfolio, which were acquired servicing released, thereby decreasing the associated third party asset management/loan servicing fees. In addition we incurred lower acquisition transaction costs, due to no investment acquisitions in the second, third and fourth quarters and lower derivative commissions and fees due to no new derivative transactions since we terminated our interest rate swaps in March 2020.

General and Administrative Expenses

General and administrative expenses for the years ended December 31, 2020 and December 31, 2019 were $11.0 million and $8.1 million, respectively. The increase was mainly attributable to an increase in the cost of our D&O insurance and additional legal fees incurred.

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
Net Interest Income
The following tables set forth certain information regarding our net interest income on our investment portfolio for the years ended December 31, 2019 and December 31, 2018 (dollars in thousands):

Year ended December 31, 2019	Average Amortized Cost of Assets	Total Interest Income	Yield on Average Assets

Investments
Agency CMBS	$1,517,394	$48,959	3.23%
Agency RMBS	268,554	9,128	3.40%
Non-Agency RMBS	47,982	2,468	5.14%
Non-Agency CMBS	226,072	18,195	8.05%
Residential Whole Loans	1,196,675	57,234	4.78%
Residential Bridge Loans	115,199	8,109	7.04%
Commercial loans	348,884	28,556	8.18%
Securitized commercial loans	830,311	39,454	4.75%
Other Securities	69,894	5,161	7.38%
Total	$4,620,965	$217,264	4.70%

	Average Carrying Value	Total Interest Expense	Average Cost of Funds(1)
Borrowings
Repurchase agreements	$2,888,151	$90,802	3.14%
Convertible senior unsecured notes, net	130,457	10,556	8.09%
Securitized debt	1,305,158	48,916	3.75%
Total borrowings	$4,323,766	$150,274	3.48%

Net interest income and net interest margin(2)		$66,990	1.45%

Year ended December 31, 2018	Average Amortized Cost of Assets	Total Interest Income	Yield on Average Assets

Investments
Agency CMBS	$1,976,291	$59,502	3.01%
Agency RMBS	442,145	14,415	3.26%
Non-Agency RMBS	92,789	6,047	6.52%
Non-Agency CMBS	294,811	26,424	8.96%
Residential Whole Loans	494,438	23,331	4.72%
Residential Bridge Loans	223,015	15,889	7.12%
Commercial Whole-Loans	88,091	6,898	7.83%
Securitized commercial loan	931,090	48,422	5.20%
Other Securities	96,810	8,434	8.71%
Total	$4,639,480	$209,362	4.51%

	Average Carrying Value	Total Interest Expense	Average Cost of Funds(1)
Borrowings
Repurchase agreements	$3,267,101	$86,742	2.66%
Convertible senior unsecured notes, net	109,456	9,058	8.28%
Securitized debt	957,816	42,440	4.43%
Total borrowings	$4,334,373	$138,240	3.19%

Net interest income and net interest margin(2)		$71,122	1.53%

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

The following table presents the sales and realized gains (loss) of our investments for the years ended December 31, 2019 and December 31, 2018 (dollars in thousands):

	Year ended December 31, 2019				Year ended December 31, 2018
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Agency CMBS	$891,072	$32,793	$(4,190)	$28,603	$1,534,967	$—	$(51,045)	$(51,045)
Agency RMBS	205,310	1,559	—	1,559	589,854	18	(23,997)	(23,979)
Non-Agency RMBS(1)	—	—	—	—	99,842	7,008	(478)	6,530
Non-Agency CMBS	40,235	317	(1,624)	(1,307)	140,292	3,086	(6,201)	(3,115)
Other securities	—	—	—	—	65,099	8,400	—	8,400
Residential Bridge loans (1)	—	232	(762)	(530)	569	—	(48)	(48)
Loans transferred to REO(2)	5,029	516	(473)	43	—	—	—	—
Disposition of REO	1,761	38	(128)	(90)	—	—	—	—
Total	$1,143,407	$35,455	$(7,177)	$28,278	$2,430,623	$18,512	$(81,769)	$(63,257)

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

The following table presents the components of gain (loss) on derivatives for the year ended December 31, 2019 and December 31, 2018 (dollars in thousands):

	Realized Gain (Loss), net
Description	Other Settlements / Expirations	Variation Margin Settlement	Mark-to-market	Return (Recovery) of Basis	Contractual interest income(expense), net(1)	Total
Year ended December 31, 2019
Interest rate swaps	$(4,978)	$(108,169)	$5,140	$5,769	$3,732	$(98,506)
Interest rate swaptions	(332)	—	—	—	—	(332)
Agency and Non-Agency Interest-Only Strips - accounted for as derivatives	—	—	(508)	(2,688)	3,277	81
Options	1,378	—	—	—	—	1,378
Futures contracts	(12,862)	—	4,657	—	—	(8,205)
Credit default swaps	(178)	—	1,029	—	—	851
TBAs	1,934	—	(928)	—	—	1,006
Total	$(15,038)	$(108,169)	$9,390	$3,081	$7,009	$(103,727)

Year ended December 31, 2018
Interest rate swaps(2)	$163	$76,979	$(5,147)	$2,465	$3,693	$78,153
Agency and Non-Agency Interest-Only Strips - accounted for as derivatives	—	—	(655)	(3,661)	4,511	195
Options	(871)	—	300	—	—	(571)
Futures contracts	6,112	—	(5,285)	—	—	827
Credit default swaps	(241)	—	396	—	—	155
TBAs	(800)	—	10	—	—	(790)
Total	$4,363	$76,979	$(10,381)	$(1,196)	$8,204	$77,969

(1)Contractual interest income (expense), net on derivative instruments includes interest settlement paid or received.
(2)"Other Settlements /Expirations" and "Market to Market" include the effects of the April 2017 restructuring of our interest rate swaps.
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

In March and April 2020, we sold $2.4 billion of investments. The majority of the impact of these sales were reflected in net income in the first half of 2020. Due to the significant amount of investment sales, resulting from the market volatility created by the COVID-19 pandemic, our core earnings for the years ended December 31, 2020 and December 31, 2019 are not comparable.
The table below reconciles Net Income to Core Earnings for the years ended December 31, 2020, December 31, 2019 and December 31, 2018:

(dollars in thousands)	Year ended December 31, 2020	Year ended December 31, 2019	Year ended December 31, 2018
Net income (loss) attributable to common stockholders and participating securities	$(328,354)	$70,699	$26,409
Income tax provision	396	1,057	709
Net income (loss) before income taxes	(327,958)	71,756	27,118

Adjustments:
Investments:
Unrealized (gain) loss on investments, securitized debt and other liabilities	221,387	(107,529)	24,671
Other than temporary impairment	—	8,574	11,180
Realized (gain) loss on sale of investments	(80,627)	(28,278)	63,257
One-time transaction costs	21,232	1,084	812

Derivative Instruments:
Net realized (gain) loss on derivatives	193,155	123,569	(81,534)
Net unrealized (gain) loss on derivatives	3,953	(9,390)	10,381

Other:
Realized gain on extinguishment of convertible senior unsecured notes	(3,644)	—	—
Amortization of discount on convertible senior unsecured notes	1,097	718	550
Other non-cash adjustments	3,304	—	—
Non-cash stock-based compensation expense	699	564	265
Total adjustments	360,556	(10,688)	29,582
Core Earnings	$32,598	$61,068	$56,700

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

(dollars in thousands)	Year ended December 31, 2020	Year ended December 31, 2019	Year ended December 31, 2018
Net interest income	$45,437	$66,990	$71,122
Interest income from IOs and IIOs accounted for as derivatives	228	589	850
Net interest income (expense) from interest rate swaps	(1,133)	9,501	6,158
Adjusted net interest income	44,532	77,080	78,130
Total expenses	(38,907)	(20,944)	(22,676)
Other non-cash adjustments	3,304	—	—
Non-cash stock-based compensation	699	564	265
One-time transaction costs	21,232	1,084	812
Amortization of discount on convertible unsecured senior notes	1,097	718	550
Interest income on cash balances and other income (loss), net	649	2,566	(381)
Income attributable to non-controlling interest	(8)	—	—
Core Earnings	$32,598	$61,068	$56,700

Reconciliation of GAAP Book Value to Non-GAAP Economic Book Value

"Economic book value" is a non-GAAP financial measure of our financial position on an unconsolidated basis. We own certain securities that represent a controlling variable interest, which under GAAP requires consolidation; however, our economic exposure to these variable interests is limited to the fair value of the individual investments. Economic book value is calculated by taking the GAAP book value and 1) adding the fair value of the retained interest or acquired security of the VIEs held by us and 2) removing the asset and liabilities associated with each of consolidated trusts (RETL 2019, CSMC USA, Arroyo 2019-2 and Arroyo 2020-1). Management considers that Economic book value provides investors with a useful supplemental measure to evaluate our financial position as it reflects the actual financial interest of these investments irrespective of the variable interest consolidation model applied for GAAP reporting purposes. Economic book value does not represent and should not be considered as a substitute for Stockholders' Equity, as determined in accordance with GAAP, and our calculation of this measure may not be comparable to similarly titled measures reported by other companies.

The table below is a reconciliation of the GAAP Book Value to Non-GAAP Economic Book Value:

	$ Amount	Per Share
GAAP Book Value at December 31, 2020	$255,112	$4.20

Adjustments to deconsolidate VIEs and reflect our interest in the securities owned
Deconsolidation of VIEs assets	(2,651,627)	(43.60)
Deconsolidation of VIEs liabilities	2,528,536	41.58
Interest in securities of VIEs owned, at fair value	122,533	2.01
Economic Book Value at December 31, 2020	$254,554	$4.19

Net Interest Income and Net Interest Margin

The following tables set forth certain information regarding our net investment income for the years ended December 31, 2020, December 31, 2019 and December 31, 2018 (dollars in thousands):

Year ended December 31, 2020	Average Amortized Cost of Assets(1)	Total Interest Income(2)	Yield on Average Assets

Investments
Agency CMBS	$343,711	$10,751	3.13%
Agency RMBS	61,008	2,165	3.55%
Non-Agency RMBS	32,905	1,539	4.68%
Non-Agency CMBS	262,372	21,798	8.31%
Residential Whole Loans	1,223,043	54,359	4.44%
Residential Bridge Loans	26,354	1,756	6.66%
Commercial loans	337,485	23,194	6.87%
Securitized commercial loans	1,093,487	59,212	5.41%
Other securities	53,753	3,482	6.48%
Total investments	$3,434,118	$178,256	5.19%
Adjustments:
Securitized commercial loans from consolidated VIEs	(1,093,487)	(59,212)	5.41%
Investments in consolidated VIEs eliminated in consolidation	93,688	8,655	9.24%
Adjusted total investments	$2,434,319	$127,699	5.25%

	Average Carrying Value	Total Interest Expense(3)	Average Effective Cost of Funds
Borrowings
Repurchase agreements	$1,108,838	$35,243	3.18%
Convertible senior unsecured notes, net	193,516	16,252	8.40%
Securitized debt, net	1,864,964	81,096	4.35%
Interest rate swaps	—	1,133	0.04%
Total borrowings	$3,167,318	$133,724	4.22%
Adjustments:
Securitized debt from consolidated VIEs(4)	$(986,786)	$(53,118)	5.38%
Adjusted total borrowings	$2,180,532	$80,606	3.70%

Adjusted net interest income and net interest margin		$47,093	1.93%

Year ended December 31, 2019	Average Amortized Cost of Assets(1)	Total Interest Income(2)	Yield on Average Assets

Investments
Agency CMBS	$1,521,668	$49,056	3.22%
Agency RMBS	275,054	9,620	3.50%
Non-Agency RMBS	47,982	2,468	5.14%
Non-Agency CMBS	226,072	18,195	8.05%
Residential Whole Loans	1,196,675	57,234	4.78%
Residential Bridge Loans	115,199	8,109	7.04%
Commercial loans	348,884	28,556	8.18%
Securitized commercial loans	830,311	39,454	4.75%
Other securities	69,894	5,161	7.38%
Total investments	$4,631,739	$217,853	4.70%
Adjustments:
Securitized commercial loan from consolidated VIEs	(830,311)	(39,454)	4.75%
Investments in consolidated VIE eliminated in consolidation	88,781	7,875	8.87%
Adjusted total investments	$3,890,209	$186,274	4.79%

	Average Carrying Value	Total Interest Expense(3)	Average Effective Cost of Funds
Borrowings
Repurchase agreements	$2,888,151	$90,802	3.14%
Convertible senior unsecured notes, net	130,457	10,556	8.09%
Securitized debt	1,305,158	48,916	3.75%
Interest rate swaps	n/a	(9,501)	(0.22)%
Total borrowings	$4,323,766	$140,773	3.26%
Adjustments:
Securitized debt from consolidated VIEs(4)	$(729,745)	$(30,312)	4.15%
Adjusted total borrowings	$3,594,021	$110,461	3.07%

Adjusted net interest income and net interest margin		$75,813	1.95%

Year ended December 31, 2018	Average Amortized Cost of Assets(1)	Total Interest Income(2)	Yield on Average Assets

Investments
Agency CMBS	$1,982,164	$59,698	3.01%
Agency RMBS	450,998	15,069	3.34%
Non-Agency RMBS	92,789	6,047	6.52%
Non-Agency CMBS	294,811	26,424	8.96%
Residential Whole Loans	494,438	23,331	4.72%
Residential Bridge Loans	223,015	15,889	7.12%
Commercial loans	88,091	6,898	7.83%
Securitized commercial loan	931,090	48,422	5.20%
Other securities	96,810	8,434	8.71%
Total investments	$4,654,206	$210,212	4.52%
Adjustments:
Securitized commercial loan from consolidated VIE	(931,090)	(48,422)	5.20%
Investment in consolidated VIE eliminated in consolidation	60,006	6,675	11.12%
Adjusted total investments	$3,783,122	$168,465	4.45%

	Average Carrying Value	Total Interest Expense(3)	Average Effective Cost of Funds
Borrowings
Repurchase agreements	$3,267,101	$86,742	2.66%
Convertible senior unsecured notes, net	109,456	9,058	8.28%
Securitized debt	957,816	42,440	4.43%
Interest rate swaps	n/a	(6,158)	(0.14)%
Total borrowings	$4,334,373	$132,082	3.05%
Adjustments:
Securitized debt from consolidated VIE(4)	$(957,816)	$(42,440)	4.43%
Adjusted total borrowings	$3,376,557	$89,642	2.65%

Adjusted net interest income and net interest margin		$78,823	2.08%

(1)Includes Agency and Non-Agency Interest-Only Strips accounted for as derivatives.
(2)Refer to below table for components of interest income.
(3)Includes the net amount paid, including accrued amounts and premium amortization for MAC interest rate swaps during the periods included in gain/loss on derivative instruments for GAAP.
(4)Includes only the third-party sponsored securitized debt from RETL Trust, CMSC Trust, MRCD Trust and CMSC USA.

The following table reconciles total interest income to adjusted interest income, which includes interest income on Agency and Non-Agency Interest-Only Strips classified as derivatives (Non-GAAP financial measure) for the years ended December 31, 2020, December 31, 2019 and December 31, 2018:

(dollars in thousands)	Year ended December 31, 2020	Year ended December 31, 2019	Year ended December 31, 2018
Coupon interest income:
Agency CMBS	$11,336	$51,286	$60,148
Agency RMBS	2,975	12,181	19,507
Non-Agency RMBS	2,732	4,682	7,120
Non-Agency CMBS	15,331	14,178	20,058
Residential Whole Loans	59,698	61,024	24,300
Residential Bridge Loans	1,815	8,846	18,299
Commercial loans	22,832	27,332	6,624
Securitized commercial loans	49,370	41,398	51,009
Other securities	8,263	11,633	14,805
Subtotal coupon interest	$174,352	$232,560	$221,870
Premium accretion, discount amortization and amortization of basis, net:
Agency RMBS	$(987)	$(3,053)	$(5,092)
Agency CMBS	(636)	(2,327)	(646)
Non-Agency RMBS	(1,193)	(2,214)	(1,073)
Non-Agency CMBS	6,467	4,017	6,366
Residential Whole Loans	(5,339)	(3,790)	(969)
Residential Bridge Loans	(59)	(737)	(2,410)
Commercial loans	362	1,224	274
Securitized commercial loans	9,842	(1,944)	(2,587)
Other securities	(4,781)	(6,472)	(6,371)
Subtotal accretion and amortization	$3,676	$(15,296)	$(12,508)
Interest income	$178,028	$217,264	$209,362
Contractual interest income, net of amortization of basis on Agency and Non-Agency Interest-Only Strips, classified as derivatives(1):
Coupon interest income	$1,324	$3,277	$4,511
Amortization of basis	(1,096)	(2,688)	(3,661)
Subtotal	$228	$589	$850
Total adjusted interest income	$178,256	$217,853	$210,212

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

The following table reconciles the Effective Cost of Funds (Non-GAAP financial measure) with interest expense for the years ended December 31, 2020, December 31, 2019 and December 31, 2018:

	Year ended December 31, 2020		Year ended December 31, 2019		Year ended December 31, 2018
(dollars in thousands)	Reconciliation	Cost of Funds/Effective Borrowing Costs	Reconciliation	Cost of Funds/Effective Borrowing Costs	Reconciliation	Cost of Funds/Effective Borrowing Costs
Interest expense	$132,591	4.19%	$150,274	3.48%	$138,240	3.19%
Adjustments:
Interest expense on Securitized debt from consolidated VIEs	(53,118)	(5.38)%	(30,312)	(4.15)%	(42,440)	(4.43)%
Net interest (received) paid —interest rate swaps	1,133	0.04%	(9,501)	(0.22)%	(6,158)	(0.14)%
Effective Borrowing Costs	$80,606	3.70%	$110,461	3.07%	$89,642	2.65%
Weighted average borrowings	$2,180,532		$3,594,020		$3,376,557

Liquidity and Capital Resources
General
Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain our assets and operations, make distributions to our stockholders, and other general business needs.  To maintain our REIT qualifications under the Internal Revenue Code, we must distribute annually at least 90% of our taxable income, excluding capital gains and, such distributions requirements limit our ability to retain earnings and increase capital for operations. As of December 31, 2020, we had $ 175.0 million of senior unsecured convertible notes and $356.9 million of asset specific financings. Our convertible senior unsecured notes are not due until October 2022. As of December 31, 2020, we had $31.6 million in cash and cash equivalents. In response to the unprecedented market conditions, we implemented measures to increase liquidity, reduce leverage, and seek alternative financing arrangements. We made further progress towards strengthening our balance sheet by reducing debt and leverage, while improving liquidity, shareholders equity and the earnings power of the portfolio.
As the duration and severity of COVID-19 remain unknown, so does the impact it will have on our borrowers, lenders, and the economy as a whole. We will continue to closely monitor developments related to COVID-19 as it relates to our liquidity position and financial obligations. At this time we believe we have sufficient liquidity and access to additional liquidity to meet financial obligations for at least the next 12 months.

Debt to Equity Ratio

	December 31, 2020	December 31, 2019
Total debt(1)	$527,720	$3,022,100
Total equity	$255,114	$564,461
Debt to equity ratio	2.1	5.4

(1) Total debt excludes the securitized debt which is non-recourse to us.

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

On October 6, 2020 we entered into an amendment with respect to its residential loan warehouse facility. The amendment serves to convert the existing residential loan facility to a limited mark to market margin facility that bears an interest rate of LIBOR plus 2.75%, with a LIBOR floor of 0.25%. The target advance rate under the amended facility is 85% and the facility matures on October 5, 2021. The premium recapture fee was eliminated for holdings that had not yet been sold or otherwise disposed of. See "Note 7 - Financings " for details.

On May 4, 2020, we supplemented one of our existing securities repurchase facilities to confirm terms pursuant to which we will consolidate most of our CMBS and RMBS assets, which are currently financed by multiple counterparties, into a single term facility with limited mark to market margin requirements. See "Note 7 - Financings " for details.

Sources of Liquidity
Our primary sources of liquidity are as follows:
Cash Generated from Operations
For the year ended December 31, 2020, net cash used in operating activities was approximately $147.6 million. This was primarily attributable to the net loss on our investments net of adjustments pertaining to the amortization/accretion of premiums and discounts and other non-cash items less operating expenses, general and administrative and margin settlements on our interest rate swaps. For the year ended December 31, 2019, net cash used in operating activities was approximately $52.2 million. This was primarily attributable to the net income we earned on our investments net of adjustments pertaining to the amortization/accretion of premiums and discounts and other non-cash items less operating expenses, general and administrative and margin settlements on our interest rate swaps. For the year ended December 31, 2018, net cash provided by operating activities was by approximately $107.1 million. This was primarily attributable to the net income we earned on our investments net of adjustments pertaining to the amortization/accretion of premiums and discounts and other non-cash items less operating expenses, general and administrative and margin settlements on our interest rate swaps.
Cash Provided by and Used in Investing Activities
For the year ended December 31, 2020, net cash provided by investing activities was approximately $2.7 billion. This was primarily attributable to proceeds from sales and receipts of principal payments on our investments, which was partially offset by our investment acquisitions. For the year ended December 31, 2019, net cash used in investing activities was approximately $478.5 million. This was primarily attributable to our investment acquisitions, including an investment from a consolidated CMBS VIEs, which was partially offset by proceeds from sales and receipts of principal payments on our investments. For the year ended December 31, 2018, net cash used in investing activities was approximately $716.9 million. This was primarily attributable to our investment acquisitions, including an investment from a consolidated CMBS VIE, which was partially offset by proceeds from sales of MBS and other securities and by our receipt of principal payments on MBS and other securities.
Cash Provided by and Used in Financing Activities
For the year ended December 31, 2020, net cash used in financing activities was approximately $2.5 billion. This was primarily attributable to net repayments of our repurchase agreement borrowings. For the year ended December 31, 2019, net cash provided by financing activity was approximately $537.2 million. This was primarily attributable to net proceeds from financings during the year and a secondary public offering. Our net cash provided by financing activities was partially offset by dividends paid on our common stock. For the year ended December 31, 2018, net cash provided by financing activity was approximately 639.6 million. This was primarily attributable to net proceeds from financings during the year and a secondary public offering. Our net cash provided by financing activities was partially offset by dividends paid on our common stock.

Repurchase Agreements
As of December 31, 2020, we had 37 master repurchase agreements with our counterparties. We had borrowings under five of the 37 master repurchase agreements of approximately $358.8 million at December 31, 2020. The following table presents our repurchase agreement borrowings, by type of collateral pledged, as of December 31, 2020 and December 31, 2019, and the respective effective cost of funds (Non-GAAP financial measure) for the years ended December 31, 2020 and December 31, 2019, respectively. See "Non-GAAP Financial Measures" (dollars in thousands):

Collateral	Borrowings Outstanding	Value of Collateral Pledged	Weighted Average Interest Rate end of period	Weighted Average Cost of Funds	Weighted Average Effective Cost of Funds (Non-GAAP) (1)	Weighted Average Haircut end of period
December 31, 2020
Agency CMBS, at fair value	$—	$—	—%	2.21%	2.21%	—%
Agency RMBS, at fair value	1,418	1,708	1.34%	2.00%	2.00%	25.00%
Non-Agency RMBS, at fair value	14,643	25,382	5.23%	4.81%	4.81%	33.33%
Non-Agency CMBS, at fair value(2)	77,080	152,275	4.83%	4.10%	4.10%	40.24%
Residential Whole Loans, at fair value(3)	60,024	97,566	4.61%	4.06%	4.06%	35.30%
Residential Bridge Loans(3)	11,254	12,960	2.73%	3.32%	3.32%	20.00%
Commercial loans, at fair value(3)	159,312	310,523	2.42%	3.14%	3.14%	36.39%
Membership interest(4)	18,844	33,690	2.90%	3.01%	3.01%	35.00%
Other securities, at fair value	16,271	48,754	5.12%	4.12%	4.12%	36.88%
Interest rate swaps	n/a	n/a	n/a	n/a	0.10%	n/a
Total	$358,846	$682,858	3.57%	3.18%	3.28%	36.21%

December 31, 2019
Agency CMBS, at fair value	$1,352,248	$1,400,230	2.05%	2.51%	2.51%	5.13%
Agency RMBS, at fair value	348,274	356,687	1.99%	2.47%	2.47%	5.35%
Non-Agency RMBS, at fair value	30,481	45,816	3.56%	3.93%	3.93%	36.70%
Non-Agency CMBS, at fair value	190,390	246,797	3.05%	3.64%	3.64%	22.46%
Residential Whole Loans, at fair value(3)	476,172	529,495	3.32%	4.03%	4.03%	7.88%
Residential Bridge Loans(3)	29,869	34,897	3.93%	4.61%	4.61%	20.00%
Commercial loans, at fair value(3)	224,594	350,213	3.93%	4.71%	4.71%	33.60%
Securitized commercial loan, at fair value(3)	116,087	171,640	3.93%	3.61%	3.61%	31.38%
Other securities, at fair value	56,762	80,031	3.23%	3.85%	3.85%	28.30%
Interest rate swaps	n/a	n/a	n/a	n/a	(0.33)%	n/a
Total	$2,824,877	$3,215,806	2.61%	3.14%	2.81%	11.11%

(1)The effective cost of funds for the period presented is calculated on an annualized basis and includes interest expense for the period and net periodic interest payments on interest rate swaps, net of premium amortization on MAC swaps, of approximately $1.1 million received and $9.5 million received for the years ended December 31, 2020 and 2019, respectively. While interest rate swaps are not accounted for using hedge accounting, such instruments are viewed by us as an economic hedge against increases in interest rates on our liabilities and are treated as hedges for purposes of satisfying the REIT requirements. See "Non-GAAP Financial Measures."
(2)Includes repurchase agreement borrowings on securities eliminated upon VIE consolidation.
(3)Repurchase agreement borrowings collateralized by Whole Loans, Bridge Loans and securitized commercial loans owned through trust certificates. The trust certificates are eliminated upon consolidation.
(4)The pledged amount relates to our non-controlling membership interest in our wholly owned subsidiary, WMC RETL LLC, which was financed under a repurchase agreement. The membership interest is eliminated in consolidation.

At-The-Market Program
    In March 2017, we entered into an equity distribution agreement with JMP Securities LLC, or "JMP", which was amended on June 5, 2020, under which we may offer and sell up to $100.0 million shares of common stock in an At-The-Market equity offering from time to time through JMP. During the year ended December 31, 2020, we sold 6,034,741 shares under this amended agreement with an average price of $3.70 per share for total net proceeds of $22.0 million.

Securitized Debt

In June 2020, we completed a residential mortgage-backed securitization comprised of a portion of our Residential Whole Loan portfolio. RMI 2015 Trust transferred $355.8 million of Non-QM Residential Whole Loans, to our wholly owned subsidiary, Arroyo Trust 2020. Arroyo Trust 2020 issued $341.7 million of mortgage-backed notes and we retained the subordinate Non-Offered Securities. These Non-Offered securities with an estimated fair value of $27.7 million at December 31, 2020 were eliminated in the consolidation. At December 31, 2020, Residential Whole Loans, with an outstanding principal balance of approximately $300.0 million, serve as collateral for the Arroyo Trust 2020's securitized debt.

The following table summarizes the consolidated Arroyo Trust 2020's issued mortgage-backed notes at December 31, 2020 which is classified in "Securitized debt, net" in the Consolidated Balance Sheets (dollars in thousands):

Classes	Principal Balance	Coupon	Carrying Value	Contractual Maturity
Offered Notes:
Class A-1A	$222,117	1.7%	$222,112	3/25/2055
Class A-1B	26,357	2.1%	26,357	3/25/2055
Class A-2	13,518	2.9%	13,517	3/25/2055
Class A-3	17,963	3.3%	17,963	3/25/2055
Class M-1	11,739	4.3%	11,739	3/25/2055
Subtotal	$291,694		$291,688
Less: Unamortized deferred financing costs	N/A		2,519
Total	$291,694		$289,169

Contractual Obligations and Commitments
Our contractual obligations as of December 31, 2020 are as follows (dollars in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Borrowings under repurchase agreements	$320,557	$38,289	$—	$—	$358,846
Contractual interest on repurchase agreements	6,534	95	—	—	6,629
Convertible senior unsecured notes	—	175,000	—	—	175,000
Contractual interest on convertible senior unsecured notes	11,813	11,813	—	—	23,626
Securitized debt(2)	308,902	—	1,370,691	899,219	2,578,812
Contractual interest on securitized debt(3)	84,540	165,592	151,559	656,187	1,057,878
Total	$732,346	$390,789	$1,522,250	$1,555,406	$4,200,791

(1)The table above does not include amounts due under the Management Agreement (as defined herein) with our Manager, as those obligations do not have fixed and determinable payments.
(2)The securitized debt is non-recourse to us and can only be settled with the loans that serve as collateral. The collateral for the securitized debt has a principal balance of $2.7 billion. Assumes entire outstanding principal balance at December 31, 2020 is paid at maturity.
(3)For variable rate debt, the one month LIBOR rate as of December 31, 2020 of 0.2% was used to calculate the contractual interest.
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
Dividends
To preserve liquidity, we suspended our first and second quarter common stock dividends given extraordinary market volatility driven by uncertainty surrounding the COVID-19 pandemic. Starting in the third quarter of 2020, we resumed paying a quarterly dividend after making progress strengthening its balance sheet and improving liquidity and earnings power of its investment portfolio. We will continue to evaluate each subsequent quarter to determine our ability to pay dividends to our stockholders based on our net taxable income if and to the extent authorized by our Board of Directors.  Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service payments.  If our cash available for distribution is less than our net taxable income, we could be required to sell assets or borrow funds to make cash distributions or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities.

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

As of December 31, 2020, our of the counterparties that we had outstanding repurchase agreement borrowings held collateral which we posted as security for such borrowings in excess of 5% of our stockholders’ equity.  Prior to entering into a repurchase agreement with any particular institution, our Manager does a thorough review of such potential counterparty.  Such review, however, does not assure the creditworthiness of such counterparty nor that the financial wherewithal of the counterparty will not deteriorate in the future.

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

The sensitivity analysis table presented below shows the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments, including interest rate swaps, Interest-Only Strips, and net interest income at December 31, 2020, assuming a static portfolio of assets. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our Manager’s expectations. The analysis presented utilizes our Manager’s assumptions, models and estimates, which are based on our Manager’s judgment and experience.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+1.00%	(5.72)%	(0.48)%
+0.50%	(2.81)%	(0.25)%
-0.50%	3.42%	0.17%
-1.00%	7.15%	0.26%

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

Certain assumptions have been made in connection with the calculation of the information set forth in the table above and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes.  The base interest rate scenario assumes interest rates at December 31, 2020.  The analysis presented utilizes assumptions and estimates based on our Manager’s judgment and experience.  Furthermore, while we generally expect to retain such assets and the associated interest rate risk, future purchases and sales of assets could materially change our interest rate risk profile.

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

Real Estate Risk

Residential and commercial property values are subject to volatility and may be adversely affected by a number of factors, including, but not limited to: national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions (such as the supply of housing stock); changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; and retroactive changes to building or similar codes. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay our loans, which could also cause us to suffer losses. The COVID 19 pandemic could have a significant impact on real estate values generally or as certain sectors more affected by health related shut downs or reductions in activity.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Western Asset Mortgage Capital Corporation:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Western Asset Mortgage Capital Corporation and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes and the financial statement schedule as listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Non-Qualified Residential Whole Loans

As described in Note 3 to the consolidated financial statements, the fair value of the Company’s Non-Qualified Residential Whole Loans (“Non-QM”) was $1.01 billion as of December 31, 2020.

The Company’s valuation is based upon prices obtained from an independent third party pricing service that specializes in loan valuation, utilizing a discounted cash flow valuation model that is calibrated to recent loan trade execution. The valuation methodology incorporates commonly used market pricing methods, which include the inputs considered most significant to the determination of fair value of the Company's residential whole loans. The assumptions made by the independent third party pricing service include the market discount rate, default assumption, loss severity and prepayment speeds. Management reviews the analysis provided by pricing service as well as the key assumptions made available to the company.

The principal considerations for our determination that performing procedures relating to the valuation of the Company’s Non-QM Residential Whole Loans is a critical audit matter are the significant judgment by management to determine the fair value of these loans, which included significant assumptions related to the market discount rate, default assumption, loss severity and prepayment speeds, which in turn led to a high degree of auditor subjectivity, judgment, and effort in performing audit procedures and evaluating the audit evidence obtained related to the valuation and the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of Non-QM Residential Whole Loans, including controls over management’s loan data and the prices and significant assumptions received from the independent third party pricing service. These procedures also included, among others, (i) the involvement of professionals with specialized skill and knowledge to assist in developing an independent range of prices for the Non-QM Residential Whole Loan portfolio and (ii) comparing the independent range to management’s estimate to evaluate the reasonableness of management’s estimate. Developing the independent estimate involved (i) testing the loan data provided by management and (ii) independently developing the assumptions related to the discount rate, default assumptions, loss severity and prepayment speeds by utilizing data obtained from market sources and observable transactions under a variety of macroeconomic scenarios.

Valuation of Commercial Loans

As described in Note 3 to the consolidated financial statements, the fair value of the Company’s commercial loans was $310.52 million as of December 31, 2020. The Company’s valuation is based upon prices received from an independent third party pricing service that specializes in loan valuation, utilizing a valuation model that is calibrated to recent loan trade execution. The valuation methodology incorporates commonly used market pricing methods, which include the inputs considered most significant to the determination of fair value of the Company's commercial loans. The assumptions made by the independent third party pricing service include the market discount rate, default assumption and loss severity. Management reviews the analysis provided by pricing service as well as the key assumptions.

The principal considerations for our determination that performing procedures relating to the valuation of the Company’s commercial loans is a critical audit matter are the significant judgment by management to determine the fair value of these loans, which included the market discount rate assumption, which in turn led to a high degree of auditor subjectivity, judgment, and effort in performing audit procedures and evaluating the audit evidence obtained related to the valuation and the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of commercial loans, including controls over management’s loan data and the prices and market discount rate received from the independent third party pricing service. These procedures also included, among others, (i) testing the loan data provided by management, (ii) the involvement of professionals with specialized skill and knowledge to assist in developing an independent range of fair values to evaluate management's estimate for a sample of loans, and (iii) comparing the independent range to management’s estimate to evaluate the reasonableness of management’s estimate. Developing an independent range involved projecting loan level cash flows using the market discount rate for loans with similar characteristics.

/s/ PricewaterhouseCoopers, LLP

Los Angeles, California
March 5, 2021
We have served as the Company’s auditor since 2011.

	December 31, 2020	December 31, 2019
Assets:
Cash and cash equivalents	$31,613	$31,331
Restricted cash	76,132	52,948
Agency mortgage-backed securities, at fair value ($1,708 and $1,756,917 pledged as collateral, at fair value, respectively)	1,708	1,795,255
Non-Agency mortgage-backed securities, at fair value ($167,970 and $292,613 pledged as collateral, at fair value, respectively)	189,462	361,833
Other securities, at fair value ($48,754 and $80,031 pledged as collateral, at fair value, respectively)	48,754	80,161
Residential Whole-Loans, at fair value ($1,008,782 and $1,375,860 pledged as collateral, at fair value, respectively)	1,008,782	1,375,860
Residential Bridge Loans ($12,813 and $33,269 at fair value and $12,960 and $34,897 pledged as collateral, respectively)	13,916	36,419
Securitized commercial loans, at fair value	1,605,335	909,040
Commercial Loans, at fair value ($310,523 and $350,213 pledged as collateral, at fair value, respectively)	310,523	370,213
Investment related receivable	30,576	19,931
Interest receivable	13,568	19,413
Due from counterparties	2,327	98,947
Derivative assets, at fair value	161	5,111
Other assets	3,152	4,509
Total Assets(1)	$3,336,009	$5,160,971
Liabilities and Stockholders' Equity:
Liabilities:
Repurchase agreements, net	$356,923	$2,824,801
Convertible senior unsecured notes, net	170,797	197,299
Securitized debt, net ($1,553,722 and $681,643 at fair value and $215,753 and $142,905 held by affiliates, respectively)	2,446,012	1,477,454
Interest payable (includes $784 and $647 on securitized debt held by affiliates, respectively)	12,006	15,001
Due to counterparties	321	709
Derivative liability, at fair value	656	6,370
Accounts payable and accrued expenses	2,686	3,188
Payable to affiliate	3,171	2,148
Dividend payable	3,649	16,592
Other liabilities	84,674	52,948
Total Liabilities(2)	3,080,895	4,596,510
Commitments and contingencies
Stockholders' Equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, and 60,812,701 and 53,523,876 outstanding, respectively	609	535
Preferred stock, $0.01 par value, 100,000,000 shares authorized and no shares outstanding	—	—
Treasury stock, at cost 0,100 and 0 shares held, respectively	(578)	—
Additional paid-in capital	915,458	889,227
Retained earnings (accumulated deficit)	(660,377)	(325,301)
Total Stockholders' Equity	255,112	564,461
Non-controlling interest	2	—
Total Equity	255,114	564,461
Total Liabilities and Stockholders' Equity	$3,336,009	$5,160,971
See notes to consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands—except share and per share data)
(1)Assets of consolidated VIEs included in the total assets above:

	December 31, 2020	December 31, 2019
Cash and cash equivalents	$—	$7,589
Restricted cash	76,132	52,948
Residential Whole-Loans, at fair value ($1,008,782 and $1,375,860 pledged as collateral, at fair value, respectively)	1,008,782	1,375,860
Residential Bridge Loans ($11,858 and $31,748 at fair value and $12,960 and $34,897 pledged as collateral, respectively)	12,960	34,897
Securitized commercial loans, at fair value	1,605,335	909,040
Commercial Loans, at fair value ($68,466 and $90,788 pledged as collateral, respectively)	68,466	90,788
Investment related receivable	27,987	19,138
Interest receivable	10,936	10,829
Other assets	80	90
Total assets of consolidated VIEs	$2,810,678	$2,501,179

(2)Liabilities of consolidated VIEs included in the total liabilities above:

Securitized debt, net ($1,553,722 and $681,643 at fair value and $215,753 and $142,905 held by affiliates, respectively)	$2,446,012	$1,477,454
Interest payable (includes $784 and $647 on securitized debt held by affiliates, respectively)	7,882	3,886
Accounts payable and accrued expenses	89	185
Other liabilities	76,132	52,948
Total liabilities of consolidated VIEs	$2,530,115	$1,534,473
See notes to consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands—except share and per share data)
Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Statements of Operations
(in thousands—except share and per share data)

	For the years ended December 31,
	2020	2019	2018
Net Interest Income
Interest income	$178,028	$217,264	$209,362
Interest expense (includes $8,877, $5,674 and $13,739 on securitized debt held by affiliates, respectively)	132,591	150,274	138,240
Net Interest Income	45,437	66,990	71,122

Other Income (Loss)
Realized gain (loss), net	84,271	28,278	(63,257)
Other than temporary impairment	—	(8,574)	(11,180)
Unrealized gain (loss), net	(221,387)	107,529	(24,671)
Gain (loss) on derivative instruments, net	(197,703)	(103,727)	77,969
Other, net	339	2,204	(189)
Other Income (Loss)	(334,480)	25,710	(21,328)

Expenses
Management fee to affiliate	4,544	7,354	8,673
Financing fee	20,540	—	—
Other operating expenses	2,855	5,519	6,076
General and administrative expenses:
Compensation expense	2,787	2,591	2,186
Professional fees	4,878	3,980	4,299
Other general and administrative expenses	3,303	1,500	1,442
Total general and administrative expenses	10,968	8,071	7,927
Total Expenses	38,907	20,944	22,676

Income (loss) before income taxes	(327,950)	71,756	27,118
Income tax provision	396	1,057	709
Net income (loss)	(328,346)	70,699	26,409
Net income attributable to non-controlling interest	8	—	—
Net income (loss) attributable to common stockholders and participating securities	$(328,354)	$70,699	$26,409

Net income (loss) per Common Share — Basic	$(5.72)	$1.37	$0.61
Net income (loss) per Common Share — Diluted	$(5.72)	$1.37	$0.61
See notes to consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
(in thousands—except shares and share data)

	Common Stock Outstanding		Additional Paid-In Capital	Retained Earnings (Accumulated) Deficit	Treasury Stock	Total Stockholders' Equity	Non-Controlling Interest	Total Equity
	Shares	Par
Balance at December 31, 2017	41,794,079	$419	$768,763	$(301,912)	$(1,232)	$466,038	$—	$466,038
Net proceeds from public offerings of common stock	6,196,578	62	64,818	—	—	64,880	—	64,880
Offering costs	—	—	(373)	—	—	(373)	—	(373)
Vesting of restricted stock	—	—	265	—	—	265	—	265
Treasury stock	125,722	—	213	—	1,232	1,445	—	1,445
Net income	—	—	—	26,409	—	26,409	—	26,409
Dividends on common stock	—	—	124	(55,779)	—	(55,655)	—	(55,655)
Balance at December 31, 2018	48,116,379	481	833,810	(331,282)	—	503,009	—	503,009
Net proceeds from public offerings of common stock	5,299,497	53	52,661	—	—	52,714	—	52,714
Offering costs	—	—	(430)	—	—	(430)	—	(430)
Grants of restricted stock	108,000	1	(1)	—	—	—	—	—
Vesting of restricted stock	—	—	564	—	—	564	—	564
Equity component of convertible senior unsecured notes	—	—	2,445	—	—	2,445	—	2,445
Net income	—	—	—	70,699	—	70,699	—	70,699
Dividends on common stock	—	—	178	(64,718)	—	(64,540)	—	(64,540)
Balance at December 31, 2019	53,523,876	535	889,227	(325,301)	—	564,461	—	564,461
Proceeds from public offerings of common stock	6,034,741	60	22,297	—	—	22,357	—	22,357
Offering costs	—	—	(371)	—	—	(371)	—	(371)
Proceeds from non-controlling interest, net of offering costs	—	—	—	—	—	—	2	2
Exchange of convertible senior notes	1,354,084	14	3,574	—	—	3,588	—	3,588
Vesting of restricted stock	—	—	699	—	—	699	—	699
Treasury stock	(100,000)	—	—	—	(578)	(578)	—	(578)
Net loss	—	—	—	(328,354)	—	(328,354)	8	(328,346)
Dividends declared on non-controlling interest	—	—	—	—	—	—	(8)	(8)
Dividends declared on common stock	—	—	32	(6,722)	—	(6,690)	—	(6,690)
Balance at December 31, 2020	60,812,701	$609	$915,458	$(660,377)	$(578)	$255,112	$2	$255,114
See notes to consolidated financial statements.

	For the year ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income (loss)	$(328,346)	$70,699	$26,409
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Premium amortization and (discount accretion), net	5,141	7,398	5,374
Interest income earned added to principal of investments	(829)	—	—
Amortization of deferred financing costs	3,577	1,488	767
Amortization of discount on convertible senior unsecured notes	1,097	718	550
Restricted stock amortization	699	564	265
Interest payments and basis recovered on MAC interest rate swaps	202	5,772	2,465
Premium on purchase of Residential Whole Loans	(3,858)	(15,304)	(15,850)
Premium on purchase of Residential Bridge Loans	—	—	(3,889)
Premium on purchase of securitized commercial loans	—	(3,769)	(3,019)
Financing fee	12,000	—	—
Unrealized (gain) loss, net	221,387	(107,529)	24,671
Unrealized (gain) loss on derivative instruments, net	3,953	(9,390)	10,381
Other than temporary impairment	—	8,574	11,180
Realized gain on exchange and extinguishment of convertible senior notes	(3,644)	—	—
Realized loss on sale of real estate owned ("REO"), net	789	90	—
Realized (gain) loss on investments, net	(81,416)	(28,368)	63,257
(Gain) loss on derivatives, net	13,134	9,631	(10,316)
Changes in operating assets and liabilities:
Decrease (increase) in interest receivable	5,845	2,546	(8,356)
Increase in investment related receivable	(2,544)	—	—
Decrease (increase) in other assets	(905)	1,157	(184)
(Decrease) increase in interest payable	(2,995)	6,469	210
(Decrease) increase in accounts payable and accrued expenses	(499)	(519)	563
Increase (decrease) in payable to related party	1,023	(2,467)	2,574
Increase in other liabilities	8,541	—	—
Net cash (used in) provided by operating activities	(147,648)	(52,240)	107,052
Cash flows from investing activities:
Purchase of securities	(320,996)	(1,581,485)	(1,128,399)
Proceeds from sale of securities	2,234,048	1,136,617	2,430,054
Principal repayments and basis recovered on securities	35,352	126,091	123,837
Proceeds from sale of REO	2,620	1,033	—
Purchase of Residential Whole Loans	(109,480)	(563,821)	(873,911)
Proceeds from sale of Residential Whole Loans	144,258	—	—
Principal repayments on Residential Whole Loans	288,568	254,125	76,942
Purchase of commercial loans	—	(350,232)	(235,857)
Principal repayments on commercial loans	44,819	197,245	20,638
Purchase of securitized commercial loans	—	(1,109,461)	(1,350,000)
Principal repayments on securitized commercial loans	349,608	1,214,688	361,781
Purchase of Residential Bridge Loans	—	—	(418,953)

Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	For the year ended December 31,
	2020	2019	2018
Principal repayments on Residential Bridge Loans	22,075	211,316	274,964
Payment of premium for option derivatives	—	(780)	(1,757)
Premium received from option derivatives	—	2,158	1,236
Premium for credit default swaps, net	(14,028)	3,885	(297)
Net settlements of TBAs	(2,430)	1,934	(800)
Proceeds from (Payments on) termination of futures, net	—	(12,862)	6,112
Due from counterparties, net	2,340	(2,850)	—
Interest payments and basis recovered on MAC interest rate swaps	(202)	(5,772)	(2,465)
Premium for interest rate swaptions, net	80	(332)	—
Net cash provided by (used in) investing activities	2,676,632	(478,503)	(716,875)

Cash flows from financing activities:
Net proceeds from issuance of common stock	22,357	52,714	64,880
Payment of offering costs	(374)	(580)	(195)
Repurchase of common stock	(578)	—	(1,733)
Proceeds from sale of treasury stock	—	—	3,177
Proceeds from repurchase agreement borrowings	10,020,593	21,381,571	21,472,963
Proceeds from convertible note offering	—	90,625	—
Payments on extinguishment of convertible senior notes	(21,975)	—	—
Proceeds from offering to non-controlling interest, net of offering costs	2	—	—
Repayments of repurchase agreement borrowings	(12,486,624)	(21,375,531)	(21,905,812)
Proceeds from securitized debt	460,787	1,828,361	1,285,219
Repayments of securitized debt	(579,705)	(1,292,141)	(344,612)
Financing fee	(12,000)	—	—
Payments made for deferred financing costs	(5,437)	(8,522)	—
Due from counterparties, net	94,280	(56,474)	47,307
Due to counterparties, net	(388)	(17,072)	16,291
Increase (decrease) in other liabilities, net	23,185	(2,860)	55,808
Dividends paid on common stock	(19,633)	(62,864)	(53,699)
Dividends paid to non-controlling interest	(8)	—	—
Net cash (used in) provided by financing activities	(2,505,518)	537,227	639,594
Net increase in cash and cash equivalents	23,466	6,484	29,771
Cash, cash equivalents and restricted cash, beginning of period	84,279	77,795	48,024
Cash, cash equivalents and restricted cash, end of period	$107,745	$84,279	$77,795

Supplemental disclosure of operating cash flow information:
Interest paid	$119,957	$144,987	$138,524
Income taxes paid	$810	$549	$1,635
Supplemental disclosure of non-cash financing/investing activities:
Underwriting and offering costs payable	$—	$27	$177
Principal payments of securities, not settled	$44	$—	$—
Assets of deconsolidated VIE	$(150,804)	$—	$—
See notes to consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(in thousands)

	For the year ended December 31,
	2020	2019	2018
Liabilities of deconsolidated VIE	$143,952	$—	$—
Mortgage-backed securities recorded upon deconsolidation	$6,852	$—	$—
Assets of consolidated VIE	$1,245,287	$—	$—
Liabilities of consolidated VIE	$(1,231,549)	$—	$—
Mortgage-backed securities derecognized upon VIE consolidation	$(13,737)	$—	$—
Dividends and distributions declared, not paid	$3,649	$16,592	$14,916
Principal payments of Residential Whole Loans, not settled	$26,885	$17,254	$9,230
Principal payments of Residential Bridge Loans, not settled	$1,102	$1,949	$33,717
Other assets - Transfer of Bridge Loans to REO	$419	$5,029	143
Proceeds from sale of REO, not settled	$—	$728	$—
Financing fee payable	$(8,540)	$—	$—
Exchange of convertible senior notes for commons stock	$3,588	$—	$—

Reconciliation of cash, cash equivalents and restricted cash reported in the Consolidated Balance Sheets:
Cash and cash equivalents	$31,613	$31,331	$21,987
Restricted cash	76,132	52,948	55,808
Total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$107,745	$84,279	$77,795

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
The Company is externally managed by the Manager, an investment advisor registered with the Securities and Exchange Commission ("SEC"). The Manager is a wholly-owned subsidiary of Franklin Resources, Inc. (“Franklin”), which on July 31, 2020 acquired the Manager's previous parent Legg Mason Inc. The Company operates and has elected to be taxed as a real estate investment trust or “REIT” commencing with its taxable, year ended December 31, 2012.

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

Impact of the COVID-19 Pandemic

Western Asset Mortgage Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(in thousands—except share and per share data)

During the first quarter of 2020, the outbreak of COVID-19, which the World Health Organization designated a pandemic, created extensive disruptions to the global economy and the lives of individuals throughout the world. Governments, businesses, and the public have taken and are continuing to take unprecedented actions to contain the spread of COVID-19 and to mitigate its effects, including quarantines, travel bans, shelter-in-place orders, closures of businesses and schools, fiscal stimulus, and legislation designed to deliver monetary aid and other relief. The scope, duration, and full effects of COVID-19 are still not fully known. The pandemic and related efforts to contain the COVID-19 have disrupted global economic activity, impacted interest rates, increased economic and market uncertainty, disrupted trade and supply chains, and created unprecedented financial market conditions and disruptions. This rapid disruption in the fixed income markets specifically in mortgage markets had an adverse impact on our book value, liquidity, results of operations, and financial position.

While the development and initial application of vaccines offer hope on the horizon, our Manager's view is the recovery will take a long time. The full impact of COVID-19 on our results of operations, financial position and cost of capital is still uncertain as it depends on several factors beyond our control. Our Manager's outlook is that (i) COVID-19 related growth setbacks have meaningfully reduced global and U.S. growth, (ii) vaccine distribution will take time but as noted recent developments are encouraging, (iii) second half of 2021 should should see a meaning pick up in growth as the economy reopens (iii) U.S. and global inflation are expected to be very subdued, (iv) fiscal policy and monetary policy will remain supportive, and (v) Central banks are expected to keep rates ultra low for long. We continue to operate with a defensive stance to preserve liquidity, reduce our exposure to short-term repurchase agreement financings, and reduce expenses.

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

Mortgage-Backed Securities and Other Securities

The Company's mortgage-backed securities and other securities portfolio primarily consisted of Agency CMBS, Non-Agency CMBS, Agency RMBS, Non-Agency RMBS, ABS and other real estate related securities. These investments are recorded in accordance with ASC 320, “Investments - Debt and Equity Securities” and ASC 325-40, “Beneficial Interests in Securitized Financial Assets.” The Company has chosen to elect the fair value option pursuant to ASC 825, “Financial Instruments” for its mortgage-backed securities and other securities portfolio. Electing the fair value option allows the Company to record changes in fair value in the Consolidated Statements of Operations as a component of “Unrealized gain (loss), net.”

As of January 1, 2020, the Company has adopted ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("CECL") in the first quarter of 2020. The standard significantly changes how entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through the income statement. The standard replaced the current "incurred loss" approach with an "expected loss" model for instruments measured at amortized cost. Since the Company elected the Fair Value Option for its mortgage-backed securities and other securities, the Company does not apply the expected loss model instead the Company records changes in fair value of these investment in the Consolidated Statements of Operations as a component of "Unrealized gain (loss), net."

If the Company purchases securities with evidence of credit deterioration, it will analyze to determine if the guidance in ASU 2016-13, "Financial Instruments - Credit Losses, is applicable.

Residential Whole Loans

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

On a quarterly basis, the Company evaluates the collectability of both interest and principal of each loan, if circumstances warrant, to determine whether such loan is impaired. A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms. The Company does not record an allowance for credit losses under ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments because it has elected the fair value option.

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

A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms. The Company evaluates each of its Residential Bridge Loans on a quarterly basis. These loans are individually specific as they relate to the borrower, collateral type, interest rate, LTV and term as well as geographic location. The Company evaluates the collectability of both principal and interest of each loan. When a loan is impaired, the impairment is then measured based on fair value of the collateral less cost to sell, since these loans are collateral dependent. For loans the Company did not elect the fair value option, upon measurement of impairment, the Company records an allowance for credit losses to reduce the carrying value of the loan with a corresponding charge to earnings. Significant judgments are required in determining impairment, including assumptions regarding the value of the loan, the value of the underlying collateral and other provisions such as guarantees. The Company does not record an allowance for credit losses for the Residential Bridge Loans under ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments that it has elected the fair value option.

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

The securitized commercial loans are typically collateralized by commercial real estate. As a result, the Company regularly evaluates the extent and impact of any credit migration associated with the performance and/or value of the underlying collateral property as well as the financial and operating capability of the borrower on a loan by loan basis. On a quarterly basis, the Company evaluates the collectability of both interest and principal of each loan, if circumstances warrant, to determine whether such loan is impaired. A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms. The Company does not record an allowance for credit losses under ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments because it has elected the fair value option.

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

The Company’s loans are typically collateralized by commercial real estate. As a result, the Company regularly evaluates the extent and impact of any credit migration associated with the performance and or value of the underlying collateral property as well as the financial and operating capability of the borrower on a loan by loan basis. On a quarterly basis, the Company evaluates the collectability of both interest and principal of each loan, if circumstances warrant, to determine whether such loan is impaired. A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms. The Company does not record an allowance for credit losses under ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments because it has elected the fair value option.

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

The Company adopted ASU 2016-13 beginning January 1, 2020. The ASU requires a company to measure credit loss using an expected credit loss model. The Company has elected the fair value option for its investments and as such does not apply the expected loss model instead the Company records changes in fair value of these investment in the Consolidated Statements of Operations as a component of "Unrealized gain (loss), net." For the purposes of calculating interest income, to ensure that a projected credit loss of a security does not impact the effective yield and F interest income the Company maintains a “shadow allowance” account. The Company uses the shadow allowance to create a management basis. The management basis which is the difference between the net present value of projected cash flows less shadow allowance amount. The shadow allowance and the management basis are operational accounts that are used solely for the purposes of determining and calculating accretable yield and accretable book value and are not recorded in the Company's consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(in thousands—except share and per share data)
The management basis is limited to a fair market value of the investment. Actual realized loss on a security is recorded as a reduction in both the management basis and the amortized cost basis. Interest income is computed using the amortized basis as the reference amount and applying the yield calculated using management basis.

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

From time to time the Company may create and elect to treat certain subsidiaries as Taxable REIT Subsidiaries ("TRS"). In general, a TRS may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business. A domestic TRS is subject to U.S. federal, state and local corporate income taxes, and its value, along with all other TRS's, may not exceed 20% of the value of the Company. If the TRS generates net income it may declare dividends to the Company, which will be included in the Company’s taxable income and necessitate a distribution to its stockholders. Conversely, if the Company retains earnings at the TRS level, no distribution is required and it can increase book equity of the consolidated entity. As of December 31, 2020, the Company has a single wholly-owned subsidiary which it has elected to treat as a domestic TRS.

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

In August 2020, the FASB issued ASU 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40).” The amendments in this Update affect entities that issue convertible instruments and/or contracts in an entity’s own equity. For convertible instruments, the instruments primarily affected are those issued with beneficial conversion features or cash conversion features because the accounting models for those specific features are removed.
	First quarter 2022.	The Company is evaluating the impact this standard may have on its consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(in thousands—except share and per share data)
Note 3—Fair Value of Financial Instruments
The following tables present the Company's financial instruments carried at fair value as of December 31, 2020 and December 31, 2019, based upon the valuation hierarchy (dollars in thousands):

	December 31, 2020
	Fair Value
Assets	Level I	Level II	Level III	Total
Agency RMBS	$—	$—	$143	$143
Agency RMBS Interest-Only Strips	—	—	1,565	1,565
Subtotal Agency MBS	—	—	1,708	1,708

Non-Agency CMBS	—	155,093	8,988	164,081
Non-Agency RMBS	—	—	21,416	21,416
Non-Agency RMBS Interest-Only Strips	—	—	3,965	3,965
Subtotal Non-Agency MBS	—	155,093	34,369	189,462

Other securities	—	40,161	8,593	48,754
Total mortgage-backed securities and other securities	—	195,254	44,670	239,924

Residential Whole Loans	—	—	1,008,782	1,008,782
Residential Bridge Loans	—	—	12,813	12,813
Commercial loans	—	—	310,523	310,523
Securitized commercial loans	—	—	1,605,335	1,605,335
Derivative assets	—	161	—	161
Total Assets	$—	$195,415	$2,982,123	$3,177,538

Liabilities
Derivative liabilities	$—	$656	$—	$656
Securitized debt	—	1,538,304	15,418	1,553,722
Total Liabilities	$—	$1,538,960	$15,418	$1,554,378

	December 31, 2019
	Fair Value
Assets	Level I	Level II	Level III	Total
Agency CMBS	$—	$1,435,477	$—	$1,435,477
Agency CMBS Interest-Only Strips accounted for as derivatives, included in MBS	—	3,092	—	3,092
Agency RMBS	—	340,771	—	340,771
Agency RMBS Interest-Only Strips	—	—	10,343	10,343
Agency RMBS Interest-Only Strips accounted for as derivatives, included in MBS	—	—	5,572	5,572
Subtotal Agency MBS	—	1,779,340	15,915	1,795,255

Non-Agency CMBS	—	316,019	—	316,019
Non-Agency RMBS	—	—	38,131	38,131
Non-Agency RMBS Interest-Only Strips	—	—	7,683	7,683
Subtotal Non-Agency MBS	—	316,019	45,814	361,833

Other securities	—	62,965	17,196	80,161
Total mortgage-backed securities and other securities	—	2,158,324	78,925	2,237,249

Residential Whole Loans	—	—	1,375,860	1,375,860
Residential Bridge Loans		—	33,269	33,269
Commercial loans	—	—	370,213	370,213
Securitized commercial loan	—	—	909,040	909,040
Derivative assets	—	5,111	—	5,111
Total Assets	$—	$2,163,435	$2,767,307	$4,930,742

Liabilities
Derivative liabilities	$—	$6,370	$—	$6,370
Securitized debt	—	680,586	1,057	681,643
Total Liabilities	$—	$686,956	$1,057	$688,013
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
Mortgage-backed securities and other securities
    In determining the proper fair value hierarchy or level the Company considers the amount of available observable market data for each security. Agency RMBS and Agency CMBS, given the amount of available observable market data, generally are classified in Level II. For newly issued Agency CMBS securities that have not settled at period end and do not have a CUSIP yet, the Company utilizes a broker quote due to lack of observable market data. Accordingly, these securities are classified in Level III. For Agency IOs, Non-Agency RMBS, CMBS and other securities, to determine whether a security should be a Level II, the securities are grouped by security type and the Manager reviews the internal trade history, for the quarter, for each security type. If there is sufficient trade data above a predetermined threshold of a security type, the Manager determines it has sufficient observable market data and the security will be categorized as a Level II; otherwise, the security is classified as a Level III.
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
Residential Whole Loans and Residential Bridge Loans
    Values for the Company's Non-QM Residential Whole Loans and Bridge Loans are based upon prices obtained from an independent third party pricing service that specializes in loan valuation, utilizing a discounted cash flow valuation model that is calibrated to recent loan trade execution. Their valuation methodology incorporates commonly used market pricing methods, which include the inputs considered most significant to the determination of fair value of the Company's Residential Whole Loans and Residential Bridge Loans. The key loan inputs include loan balance, interest rate, loan to value, delinquencies and fair value of the collateral for collateral dependent loans. The assumption made by the independent third party pricing service includes the market discount rate, default assumptions and loss severity. Other inputs and assumptions relevant to the pricing of Residential Whole Loans include FICO scores and prepayment speeds.
In the second half of 2020 there was very limited, if any residential whole loans sale transactions. As a result the independent third party pricing service used recent residential whole loans securitization transactions, which was very active, to form their opinion on the appropriate discount rate. To arrive at the appropriate discount rate for residential whole loans, the vendor made adjustments for deal cost and liquidity premium.
    The values for the Conforming Residential Whole Loan Portfolio were based on a third party pricing service valuation model that assigns a loan value using TBA prices, adjusted for delivery to Fannie Mae using Fannie Mae's loan-level price adjustment matrix. In addition to pricing the underlying mortgages, the third party pricing service uses a service release premium valuation representing the sale of the right to service the mortgages. Together, the TBA price and service release premium price form the "All-In" price for these mortgages. During the second quarter of 2020, the Company sold its Conforming Residential Whole Loan portfolio and as of December 31, 2020, holds no Conforming Residential Whole Loans in its investment portfolio.
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
Derivatives
    Values for the Company's derivatives are based upon prices from third party pricing services, whose pricing is subject to review by the Manager's pricing committee. In valuing its over-the-counter interest rate derivatives, such as swaps and swaptions, its currency derivatives, such as swaps and forwards and credit derivatives such as total return swaps, the Company considers the creditworthiness of both the Company and its counterparties, along with collateral provisions contained in each derivative agreement, from the perspective of both the Company and its counterparties. No credit valuation adjustment was made in determining the fair value of interest rate derivatives and/or futures contracts for the years ended December 31, 2020 and December 31, 2019.
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
The following tables present a summary of the available quantitative information about the significant unobservable inputs used in the fair value measurement of financial instruments for which the Company has utilized Level III inputs to determine fair value as of December 31, 2020 and December 31, 2019 (dollars in thousands).

	Fair Value at			Range
	December 31, 2020	Valuation Technique	Unobservable Input	Minimum	Maximum		Weighted Average
Residential Whole-Loans	1,008,782	Discounted Cash Flow	Market Discount Rate	2.1%	7.5%		4.1%
			Weighted Average Life	1.5	8.4		2.9
Residential Bridge Loans	12,813	Discounted Cash Flow	Market Discount Rate	8.0%	35.2%	(1)	18.0%
			Weighted Average Life	0.3	2.6		1.3
Commercial Loans	310,523	Discounted Cash Flow	Market Discount Rate	6.3%	18.4%		10.5%
			Weighted Average Life	0.5	1.9		0.7

	Fair Value at			Range
	December 31, 2019	Valuation Technique	Unobservable Input	Minimum	Maximum		Weighted Average
Residential Whole-Loans(2)	1,375,860	Discounted Cash Flow	Market Discount Rate	3.4%	7.0%		3.7%
			Weighted Average Life	1.4	7.8		3.0
Residential Bridge Loans	33,269	Discounted Cash Flow	Market Discount Rate	7.5%	27.0%	(1)	9.8%
			Weighted Average Life	0.3	1.8		0.8
Commercial Loans:	370,213	Discounted Cash Flow	Market Discount Rate	4.7%	10.9%		7.5%
			Weighted Average Life	0.4	2.9		1.6

(1)     Yield to maturity is the total return on the loan expressed as an annual rate. Delinquent Bridge Loans that are nearing maturity and with fair value that is significantly less than the principal amount have a higher yield to maturity.
(2)    As of December 31, 2019, excludes $175,294 Conforming Residential Whole Loans, which are valued using TBA prices, adjusted for delivery to Fannie Mae using Fannie Mae's loan-level price adjustment matrix. As of December 31, 2019, the TBA prices used for valuing the conforming loans range from $101.39 to $107.63.
    The following tables present additional information about the Company's financial instruments which are measured at fair value on a recurring basis for which the Company has utilized Level III inputs to determine fair value:

	Year ended December 31, 2020
$ in thousands	Agency MBS	Non-Agency MBS	Other Securities	Residential Whole Loans	Residential Bridge Loans	Commercial Loans	Securitized Commercial Loans	Securitized Debt
Beginning balance	$15,915	$45,814	$17,196	$1,375,860	$33,269	$370,213	$909,040	$1,057
Transfers into Level III from Level II	—	—	—	—	—	—	—	—
Transfers from Level III into Level II	—	—	(6,482)	—	—	—	—	—
Purchases	—	—	—	92,822	—	—	—	—
Sales and settlements	(11,529)	(12,658)	—	(144,259)	—	—	—	—
Transfers to REO	—	—	—	—	(419)	—	—	—
VIE consolidation	—	—	—	—	—	—	1,245,287	17,960
VIE deconsolidation	—	6,852	—	—	—	—	(150,804)	—
Loan modifications / capitalized interest	—	—	—	779	—	49	—	—
Principal repayments	—	(710)	(154)	(278,316)	(19,105)	(44,819)	(349,609)	—
Total net gains/losses included in net income
Realized gains/(losses), net on assets	1,528	(60)	—	(10,511)	(373)	—	—	—
Unrealized gains/(losses), net on assets(1)	(2,609)	(4,013)	(1,949)	(23,094)	(499)	(15,282)	(58,421)	—
Unrealized (gains)/losses, net on liabilities(2)	—	—	—	—	—	—	—	(887)
Premium and discount amortization, net	(1,597)	(856)	(18)	(4,499)	(60)	362	9,842	(2,712)
Ending balance	$1,708	$34,369	$8,593	$1,008,782	$12,813	$310,523	$1,605,335	$15,418

Unrealized gains/(losses), net on assets held at the end of the period(1)	$(616)	$(3,783)	$(599)	$(14,807)	$(881)	$(15,282)	$746	$—
Unrealized gains/(losses), net on liabilities held at the end of the period(2)	$—	$—	$—	$—	$—	$—	$—	$887

	Year ended December 31, 2019
$ in thousands	Agency MBS	Non-Agency MBS	Other Securities	Residential Whole Loans	Residential Bridge Loans	Commercial Loans	Securitized Commercial Loans	Securitized Debt
Beginning balance	$19,837	$50,555	$8,951	$1,041,885	$211,999	$216,123	$1,013,511	$2,286
Transfers into Level III from Level II	—	—	8,386	—	—	—	—	—
Transfers from Level III into Level II	—	—	—	—	—	—	—	—
Purchases	—	—	—	544,426	—	274,422	1,113,231	—
Sales and settlements	(401)	—	—	—	—	—	—	3,769
Transfers to REO	—	—	—	—	(2,677)	—	—	—
Principal repayments	—	(965)	(555)	(228,163)	(175,422)	(121,245)	(1,214,688)	—
Total net gains / (losses) included in net income
Realized gains/(losses), net on assets	—	—	—	—	(351)	—	—	—
Other than temporary impairment	(222)	(1,332)	—	—	—	—	—	—
Unrealized gains/(losses), net on assets(1)	762	(229)	693	20,887	397	(122)	(1,070)	—
Unrealized (gains)/losses, net on liabilities(2)	—	—	—	—	—	—	—	(2,373)
Premium and discount amortization, net	(4,061)	(2,215)	(279)	(3,175)	(677)	1,035	(1,944)	(2,625)
Ending balance	$15,915	$45,814	$17,196	$1,375,860	$33,269	$370,213	$909,040	$1,057

Unrealized gains/(losses), net on assets held at the end of the period(1)	$780	$(229)	$693	$21,768	$(488)	$128	$(1,042)	$—
Unrealized gains/(losses), net on liabilities held at the end of the period(2)	$—	$—	$—	$—	$—	$—	$—	$375

(1)Gains and losses are included in "Unrealized gain (loss), net" in the Consolidated Statements of Operations.
(2)Gains and losses on securitized debt are included in "Unrealized gain (loss), net" in the Consolidated Statements of Operations.

    Transfers between hierarchy levels for the years ended December 31, 2020 and December 31, 2019 were based on the availability of sufficient observable inputs. Movements from Level II to Level III was based on the back-testing of historical sales transactions performed by the Manager, which did not provide sufficient observable data to meet Level II versus Level III criteria, resulting in the movement from Level II to Level III. Movements from Level III to Level II was based on information received from a third party pricing service which, along with the back-testing of historical sales transactions performed by the Manager, which provided the sufficient observable data for the movement from Level III to Level II. The Company did not have transfers between either Level I and Level II or Level I and Level III for the years ended December 31, 2020 and December 31, 2019.
Other Fair Value Disclosures
    Certain Residential Bridge Loans, repurchase agreement borrowings, convertible senior unsecured notes and securitized debt are not carried at fair value in the consolidated financial statements. The following table presents the carrying value and estimated fair value of the Company’s financial instruments that are not carried at fair value, as of December 31, 2020 and December 31, 2019, in the consolidated financial statements (dollars in thousands):

	December 31, 2020		December 31, 2019
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets
Residential Bridge Loans	$1,103	$1,095	$3,150	$3,148
Total	$1,103	$1,095	$3,150	$3,148

Liabilities
Borrowings under repurchase agreements	$356,923	$359,799	$2,824,801	$2,829,093
Convertible senior unsecured notes	170,797	155,129	197,299	209,172
Securitized debt(1)	899,207	922,362	801,109	810,914
Total	$1,426,927	$1,437,290	$3,823,209	$3,849,179

(1) Carrying value excludes $6.9 million and $5.3 million of deferred financing costs as of December 31, 2020 and December 31, 2019, respectively.

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

Securitized debt

Values for the Company's securitized debt, related to the securitization of a portion of its Residential Whole Loans, are based upon prices obtained from independent third party pricing services. The valuation methodology of the third party pricing services incorporates market information and commonly used market pricing methods, which include actual trades and quoted prices for similar or identical instruments. In determining the proper fair value hierarchy or level, the Company considers the amount of available observable market data for each security. Since the securitized debt represents traded debt securities, the Manager's pricing team reviews the trade activity during the quarter for each security to determine the appropriate level within the fair value hierarchy. If there is sufficient trade data above a predetermined threshold, the Manager determines it has sufficient observable market data and the debt security will be categorized as a Level II. If there is not sufficient observable market data the debt security will be categorized as a Level III. At December 31, 2020, there was not sufficient observable market data for the debt to be classified as a Level II, accordingly it was classified as a Level III.

Note 4 - Mortgage-Backed Securities and other securities
    The following tables present certain information about the Company's investment portfolio at December 31, 2020 and December 31, 2019 (dollars in thousands):

	December 31, 2020
	Principal Balance	Unamortized Premium (Discount), net	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Net Weighted Average Coupon(4)
Agency RMBS Interest-Only Strips(1)	N/A	N/A	$89	$54	$—	$143	2.1%
Agency RMBS Interest-Only Strips, accounted for as derivatives(1)(2)	N/A	N/A	N/A	N/A	N/A	1,565	2.6%
Total Agency MBS	—	—	89	54	—	1,708	2.5%

Non-Agency RMBS	38,112	(14,649)	23,463	451	(2,498)	21,416	1.6%
Non-Agency RMBS Interest- Only Strips(1)	N/A	N/A	6,271	—	(2,306)	3,965	0.4%
Subtotal Non-Agency RMBS	38,112	(14,649)	29,734	451	(4,804)	25,381	0.6%
Non-Agency CMBS	235,497	(25,258)	210,239	2,850	(49,008)	164,081	5.0%
Total Non-Agency MBS	273,609	(39,907)	239,973	3,301	(53,812)	189,462	2.4%

Other securities(3)	51,537	(8,239)	49,420	1,152	(1,818)	48,754	4.4%
Total	$325,146	$(48,146)	$289,482	$4,507	$(55,630)	$239,924	2.5%

	December 31, 2019
	Principal Balance	Unamortized Premium (Discount), net	Discount Designated as Credit Reserve and OTTI	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Net Weighted Average Coupon(4)
Agency CMBS	$1,347,929	$26,514	$—	$1,374,443	$66,832	$(5,798)	$1,435,477	3.4%
Agency CMBS Interest-Only Strips, accounted for as derivatives(1)(2)	N/A	N/A	N/A	N/A	N/A	N/A	3,092	0.4%
Subtotal Agency CMBS	1,347,929	26,514	—	1,374,443	66,832	(5,798)	1,438,569	3.1%
Agency RMBS	327,814	5,473	—	333,287	7,484	—	340,771	3.5%
Agency RMBS Interest-Only Strips(1)	N/A	N/A	N/A	8,661	1,820	(138)	10,343	2.8%
Agency RMBS Interest-Only Strips, accounted for as derivatives(1)(2)	N/A	N/A	N/A	N/A	N/A	N/A	5,572	3.0%
Subtotal Agency RMBS	327,814	5,473	—	341,948	9,304	(138)	356,686	3.3%
Total Agency MBS	1,675,743	31,987	—	1,716,391	76,136	(5,936)	1,795,255	3.1%

Non-Agency RMBS	52,767	4,492	(20,256)	37,003	1,388	(260)	38,131	4.8%
Non-Agency RMBS Interest- Only Strips(1)	N/A	N/A	N/A	7,705	636	(658)	7,683	0.6%
Subtotal Non-Agency RMBS	52,767	4,492	(20,256)	44,708	2,024	(918)	45,814	1.0%
Non-Agency CMBS	354,458	(17,909)	(22,016)	314,533	6,359	(4,873)	316,019	5.1%
Total Non-Agency MBS	407,225	(13,417)	(42,272)	359,241	8,383	(5,791)	361,833	2.7%

Other securities(3)	71,896	(2,437)	(6,203)	73,975	6,392	(206)	80,161	6.7%
Total	$2,154,864	$16,133	$(48,475)	$2,149,607	$90,911	$(11,933)	$2,237,249	3.1%

(1)IOs and IIOs have no principal balances and bear interest based on a notional balance. The notional balance is used solely to determine interest distributions on interest-only class of securities. At December 31, 2020, the notional balance for Agency RMBS IOs and IIOs, Non-Agency RMBS IOs and IIOs, and Agency RMBS IOs and IIOs, accounted for as derivatives was $3.7 million, $306.0 million and $21.6 million, respectively. At December 31, 2019, the notional balance for Agency RMBS IOs and IIOs, Non-Agency RMBS IOs and IIOs, Agency RMBS IOs and IIOs, accounted for as derivatives and Agency CMBS IOs and IIOs, accounted for as derivatives was $121.7 million, $442.4 million, $64.8 million and $160.2 million, respectively.
(2)Interest on these securities is reported as a component of "Gain (loss) on derivative instruments, net" in the Consolidated Statements of Operations.
(3)Other securities include residual interests in asset-backed securities which have no principal balance and an amortized cost of approximately $6.1 million and $10.7 million, as of December 31, 2020 and December 31, 2019, respectively.
(4)The calculation of the weighted average coupon rate includes the weighted average coupon rates of IOs and IIOs accounted for as derivatives using their notional amounts.

    As of December 31, 2020 and December 31, 2019, the weighted average expected remaining term of the MBS and other securities investment portfolio was 5.5 years and 7.9 years, respectively.
    Prior to the adoption of CECL on January 1, 2020, the Company recorded Other Than Temporary Impairment ("OTTI") when the credit quality of the underlying collateral of the beneficial interest deteriorates and or the scheduled payments are faster than previously projected. As of January 1, 2020, since we elected the fair value option for these investment a credit loss adjustment, if any, would be reflected in the fair value of these securities and reported as "Unrealized gain (loss), net in the Consolidated Statements of Operations.
    The following table presents the changes in the components of the Company's purchase discount and amortizable premium on its Non-Agency RMBS, Non-Agency CMBS and other securities for the years ended December 31, 2019 and December 31, 2018 (dollars in thousands):

	Year ended December 31, 2019			Year ended December 31, 2018
	Discount Designated as Credit Reserve and OTTI	Accretable Discount(1)	Amortizable Premium(1)	Discount Designated as Credit Reserve and OTTI	Accretable Discount(1)	Amortizable Premium(1)
Balance at beginning of period	$(53,523)	$(29,465)	$14,928	$(72,915)	$(68,438)	$20,872
Accretion of discount	—	4,364	—	—	7,137	—
Amortization of premium	—	—	(1,215)	—	—	(675)
Realized credit losses	7,290	—	—	5,863	—	—
Purchases	(28)	(7,953)	819	(7,182)	(6,473)	435
Sales	26,706	—	(19,640)	32,301	40,338	(9,590)
Net impairment losses recognized in earnings	(6,612)	—	—	(9,733)	—	—
Transfers/release of credit reserve(2)	(22,308)	2,889	19,419	(1,857)	(2,029)	3,886
Balance at end of period	$(48,475)	$(30,165)	$14,311	$(53,523)	$(29,465)	$14,928

(1)Together with coupon interest, accretable purchase discount and amortizable premium is recognized as interest income over the life of the security.
(2)Subsequent reductions of a security's non-accretable discount results in a corresponding reduction in its amortizable premium.

    The following tables present the fair value and contractual maturities of the Company's investment securities at December 31, 2020 and December 31, 2019 (dollars in thousands):

	December 31, 2020
	< or equal to 10 years	> 10 years and < or equal to 20 years	> 20 years and < or equal to 30 years	> 30 years	Total
Agency RMBS Interest-Only Strips	$—	$—	$143	$—	$143
Agency RMBS Interest-Only Strips, accounted for as derivatives	—	1,565	—	—	1,565
Subtotal Agency	—	1,565	143	—	1,708

Non-Agency CMBS	59,724	50,408	53,269	680	164,081
Non-Agency RMBS	—	—	7,958	13,458	21,416
Non-Agency RMBS Interest-Only Strips	—	—	472	3,493	3,965
Subtotal Non-Agency	59,724	50,408	61,699	17,631	189,462

Other securities	7,247	6,203	24,610	10,694	48,754
Total	$66,971	$58,176	$86,452	$28,325	$239,924

	December 31, 2019
	< or equal to 10 years	> 10 years and < or equal to 20 years	> 20 years and < or equal to 30 years	> 30 years	Total
Agency CMBS	$973,189	$462,288	$—	$—	$1,435,477
Agency CMBS Interest-Only Strips, accounted for as derivatives	—	—	—	3,092	3,092
Agency RMBS	—	—	340,771	—	340,771
Agency RMBS Interest-Only Strips	2,413	1,966	5,964	—	10,343
Agency RMBS Interest-Only Strips, accounted for as derivatives	669	3,893	1,010	—	5,572
Subtotal Agency	976,271	468,147	347,745	3,092	1,795,255

Non-Agency CMBS	89,782	125,282	92,610	8,345	316,019
Non-Agency RMBS	—	—	8,966	29,165	38,131
Non-Agency RMBS Interest-Only Strips	—	—	1,716	5,967	7,683
Subtotal Non-Agency	89,782	125,282	103,292	43,477	361,833

Other securities	25,824	31,823	2,768	19,746	80,161
Total	$1,091,877	$625,252	$453,805	$66,315	$2,237,249
    The following tables present the gross unrealized losses and estimated fair value of the Company's MBS and other securities by length of time that such securities have been in a continuous unrealized loss position at December 31, 2020 and December 31, 2019 (dollars in thousands):

	December 31, 2020
	Less than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Non-Agency CMBS	$102,935	$(33,602)	16	$50,887	$(15,406)	15	$153,822	$(49,008)	31
Non-Agency RMBS	18,242	(2,498)	4	—	—	—	18,242	(2,498)	4
Non-Agency RMBS Interest-Only Strips	3,492	(790)	3	472	(1,516)	1	3,964	(2,306)	4
Subtotal Non-Agency	124,669	(36,890)	23	51,359	(16,922)	16	176,028	(53,812)	39

Other securities	26,365	(1,818)	6	—	—	—	26,365	(1,818)	6
Total	$151,034	$(38,708)	29	$51,359	$(16,922)	16	$202,393	$(55,630)	45

	December 31, 2019
	Less than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Agency CMBS	$214,084	$(5,798)	16	$—	$—	—	$214,084	$(5,798)	16
Agency RMBS Interest-Only Strips	1,376	(43)	4	1,828	(95)	7	3,204	(138)	11
Subtotal Agency	215,460	(5,841)	20	1,828	(95)	7	217,288	(5,936)	27

Non-Agency CMBS	171,650	(4,302)	31	18,069	(571)	4	189,719	(4,873)	35
Non-Agency RMBS	13,214	(260)	1	—	—	—	13,214	(260)	1
Non-Agency RMBS Interest-Only Strips	1,716	(658)	1	—	—	—	1,716	(658)	1
Subtotal Non-Agency	186,580	(5,220)	33	18,069	(571)	4	204,649	(5,791)	37

Other securities	10,512	(206)	2	—	—	—	10,512	(206)	2
Total	$412,552	$(11,267)	55	$19,897	$(666)	11	$432,449	$(11,933)	66
    The following table presents the OTTI the Company recorded on its securities portfolio prior to the adoption of CECL (dollars in thousands):

	For the year ended December 31, 2019	For the year ended December 31, 2018
Agency RMBS(1)	$74	$807
Non-Agency RMBS	1,331	996
Non-Agency CMBS	6,565	8,660
Other securities	604	717
Total	$8,574	$11,180

(1)     Other-than-temporary impairment on Agency RMBS includes impairments on Agency RMBS IOs and unrealized loss on Agency RMBS securities that the Company had the intent to sell at the end of the period, if applicable.
    The following table presents components of interest income on the Company's MBS and other securities for the three years ended December 31, 2020, December 31, 2019 and December 31, 2018, respectively (dollars in thousands):

	For the year ended December 31, 2020			For the year ended December 31, 2019			For the year ended December 31, 2018
	Coupon Interest	Net (Premium Amortization/ Amortization Basis) Discount Amortization	Interest Income	Coupon Interest	Net (Premium Amortization/ Amortization Basis) Discount Amortization	Interest Income	Coupon Interest	Net (Premium Amortization/ Amortization Basis) Discount Amortization	Interest Income
Agency CMBS	$11,336	$(636)	$10,700	$51,286	$(2,327)	$48,959	$60,148	$(646)	$59,502
Agency RMBS	2,975	(987)	1,988	12,181	(3,053)	9,128	19,507	(5,092)	14,415
Non-Agency CMBS	15,331	6,467	21,798	14,178	4,017	18,195	20,058	6,366	26,424
Non-Agency RMBS	2,732	(1,193)	1,539	4,682	(2,214)	2,468	7,120	(1,073)	6,047
Other securities	8,263	(4,781)	3,482	11,633	(6,472)	5,161	14,805	(6,371)	8,434
Total	$40,637	$(1,130)	$39,507	$93,960	$(10,049)	$83,911	$121,638	$(6,816)	$114,822

    The following tables present the sales and realized gains (losses) of the Company's MBS and other securities for the three years ended December 31, 2020, December 31, 2019 and December 31, 2018, respectively (dollars in thousands):

	For the year ended December 31, 2020
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Agency CMBS	$1,668,149	$116,463	$(6,486)	$109,977
Agency RMBS	400,948	12,552	(506)	12,046
Non-Agency CMBS	111,804	1	(23,624)	(23,623)
Non-Agency RMBS	12,658	—	(60)	(60)
Other securities	35,957	113	(6,223)	(6,110)
Total	$2,229,516	$129,129	$(36,899)	$92,230

	For the year ended December 31, 2019
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Agency CMBS	$891,072	$32,793	$(4,190)	$28,603
Agency RMBS	205,310	1,559	—	1,559
Non-Agency CMBS	40,235	317	(1,624)	(1,307)
Total	$1,136,617	$34,669	$(5,814)	$28,855

	For the year ended December 31, 2018
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Agency RMBS	$589,854	$18	$(23,997)	$(23,979)
Agency CMBS	1,534,967	—	(51,045)	(51,045)
Non-Agency RMBS	99,842	7,008	(478)	6,530
Non-Agency CMBS	140,292	3,086	(6,201)	(3,115)
Other securities	65,099	8,400	—	8,400
Total	$2,430,054	$18,512	$(81,721)	$(63,209)

Unconsolidated CMBS VIEs
    The Company’s economic interests held in unconsolidated CMBS VIEs are limited in nature to those of a passive holder of CMBS issued by securitization trusts; the Company was not involved in the design or creation of the securitization trusts. The Company evaluates its CMBS holdings for potential consolidation of the securitized trust, in which it owns the most subordinate tranche or a portion of the controlling class. As of December 31, 2020 and December 31, 2019, the Company held seven and ten variable interests in unconsolidated CMBS VIEs, respectively, in which it either owned the most subordinate class or a portion of the controlling class. The Company determined it was not the primary beneficiary and accordingly, the CMBS VIEs were not consolidated in the Company’s consolidated financial statements. As of December 31, 2020 and December 31, 2019, the Company’s maximum exposure to loss from these variable interests did not exceed the carrying value of these investments of $48.9 million and $117.7 million, respectively. These investments are classified in "Non-Agency mortgage-backed securities, at fair value" in the Company’s Consolidated Balance Sheets. Further, as of December 31, 2020 and December 31, 2019, the Company did not guarantee any obligations of unconsolidated entities or enter into any commitment or intent to provide funding to any such entities.

Note 5—Residential Whole Loans and Bridge Loans
Residential Whole-Loan Trust
    The consolidated financial statements include the consolidation of Revolving Mortgage Investment Trust 2015-1QR2 ("RMI 2015 Trust") since it met the definition of a VIE and the Company determined that it was the primary beneficiary of the trust because it was involved in the design of the trust, has oversight rights on defaulted assets and has other significant decision making powers. In addition, the Company has the obligation to absorb losses to the extent of its ownership interest and the right to receive benefits from the trust that could potentially be significant to the trust.  RMI 2015 Trust has issued a trust certificate that is wholly-owned by the Company and represents the entire beneficial interest in pools of Non-QM Residential Whole Loans held by the trust. As of December 31, 2020 and December 31, 2019, the Company financed the trust certificate with $30.2 million and $209.9 million, respectively, on long-term financing facilities. The financing liability is held outside the trust. The Company classifies the underlying Residential Whole Loans owned by the trust in "Residential Whole Loans, at fair value" in the Consolidated Balance Sheets and has eliminated the intercompany trust certificate in consolidation.

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

Residential Bridge Loan Trust

    In February 2017, the Company formed Revolving Mortgage Investment Trust 2017-BRQ1 ("RMI 2017 Trust") and acquired the trust certificate, which represents the entire beneficial interest in pools of Residential Bridge Loans and certain Residential Whole Loans held by the trust. Residential Bridge Loans are mortgage loans secured by residences, typically short-term. The Company determined that RMI Trust was a VIE and that the Company was the primary beneficiary because it was involved in the design of the trust, has oversight rights on defaulted assets and has other significant decision making powers. In addition, the Company has the obligation to absorb losses to the extent of its ownership interest and the right to receive benefits from the trust that could potentially be significant to the trust. As of December 31, 2020 and December 31, 2019, the Company financed the trust certificate with $13.4 million and $32.1 million, respectively, of repurchase agreement borrowings, which is a liability held outside the trust. The Company classifies both the underlying Residential Bridge Loans carried at amortized cost and the Residential Bridge Loans that it elected the fair value option in "Residential Bridge Loans" and the Residential Whole Loans in "Residential Whole Loans, at fair value" in the Consolidated Balance Sheets. The Company has eliminated the intercompany trust certificate in consolidation.

Consolidated Residential Whole-Loan and Residential Bridge Loan Trusts

    The Company assesses modifications to VIEs on an ongoing basis to determine if a significant reconsideration event has occurred that would change the Company’s initial consolidation assessment.  The three consolidated Residential Whole-Loan trusts collectively hold 2,489 Residential Whole Loans and the consolidated Bridge Loan Trust holds 25 Residential Bridge Loans and eight Residential Whole Loans as of December 31, 2020.
The following table presents a summary of the assets and liabilities of the consolidated residential whole-loan trusts and residential bridge loan trust included in the Consolidated Balance Sheets as of December 31, 2020 and December 31, 2019 (dollars in thousands):

	December 31, 2020	December 31, 2019
Cash and cash equivalents	$—	$1,811
Residential Whole-Loans, at fair value ($1,008,782 and $1,375,860 pledged as collateral, at fair value, respectively)	1,008,782	1,375,860
Residential Bridge Loans ($11,858 and $31,748 at fair value and $12,960 and $34,897 pledged as collateral, respectively)	12,960	34,897
Investment related receivable	27,987	19,138
Interest receivable	4,688	7,840
Other assets	80	90
Total assets	$1,054,497	$1,439,636
Securitized debt, net	$892,290	$795,811
Interest payable	2,222	2,367
Accounts payable and accrued expenses	77	173
Total liabilities	$894,589	$798,351

    The Company's risk with respect to its investment in each residential loan trust is limited to its direct ownership in the trust. The Residential Whole Loans, Residential Bridge Loans and Commercial Loan held by the consolidated trusts are held solely to satisfy the liabilities of the trust, and creditors of the trust have no recourse to the general credit of the Company. The Company is not contractually required and has not provided any additional financial support to the trusts for the years ended December 31, 2020 and December 31, 2019.
    The following table presents the components of the carrying value of Residential Whole Loans and Residential Bridge Loans as of December 31, 2020 and December 31, 2019 (dollars in thousands):

	Residential Whole Loans, at Fair Value		Residential Bridge Loans, at Fair Value(1)		Residential Bridge Loans, at Amortized Cost(1)
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Principal balance	$984,555	$1,325,443	$14,144	$34,041	$1,103	$3,155
Unamortized premium	24,248	28,588	3	79	—	6
Unamortized discount	(1,799)	(2,839)	—	(13)	—	(11)
Amortized cost	1,007,004	1,351,192	14,147	34,107	1,103	3,150
Gross unrealized gains	9,282	26,363	5	10	N/A	N/A
Gross unrealized losses	(7,504)	(1,695)	(1,339)	(848)	N/A	N/A
Fair value	$1,008,782	$1,375,860	$12,813	$33,269	N/A	N/A

(1) These loans are classified in "Residential Bridge Loans" in the Consolidated Balance Sheets
Residential Whole Loans
    The Residential Whole Loans have low LTV's and are comprised of 2,489 Non-QM adjustable rate mortgages and eight investor owned fixed rate mortgages. The following tables present certain information about the Company's Residential Whole Loan investment portfolio at December 31, 2020 and December 31, 2019 (dollars in thousands):

December 31, 2020
			Weighted Average
Current Coupon Rate	Number of Loans	Principal Balance	Original LTV	Original FICO Score(1)	Expected Life (years)	Contractual Maturity (years)	Coupon Rate
2.01 - 3.00%	4	$3,239	66.7%	733	5.9	28.0	2.7%
3.01 - 4.00%	118	41,489	55.8%	709	3.8	23.3	3.7%
4.01 - 5.00%	1,172	403,398	61.8%	751	2.7	27.7	4.9%
5.01 - 6.00%	1,166	523,105	64.2%	740	2.9	27.7	5.4%
6.01 - 7.00%	35	12,813	67.5%	720	3.2	27.0	6.3%
7.01 - 8.00%	2	511	73.2%	753	4.1	27.6	7.1%
Total	2,497	$984,555	62.9%	744	2.9	27.5	5.1%

(1)The original FICO score is not available for 236 loans with a principal balance of approximately $75.2 million at December 31, 2020. The Company has excluded these loans from the weighted average computations.

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

    The following table presents the various states across the United States in which the collateral securing the Company's Residential Whole Loans at December 31, 2020 and December 31, 2019, based on principal balance, is located (dollars in thousands):

	December 31, 2020			December 31, 2019
State	Concentration	Principal Balance	State	Concentration	Principal Balance
California	65.8%	$647,877	California	66.1%	$875,738
New York	17.7%	173,788	New York	16.2%	214,141
Georgia	3.4%	33,577	Georgia	3.4%	45,189
Florida	2.8%	27,274	Florida	2.8%	36,641
New Jersey	2.5%	24,704	New Jersey	2.3%	30,450
Other	7.8%	77,335	Other	9.2%	123,284
Total	100.0%	$984,555	Total	100.0%	$1,325,443

Residential Bridge Loans

The Residential Bridge Loans are comprised of short-term non-owner occupied fixed rate loans secured by single or multi-unit residential properties, with LTVs generally not to exceed 85%. The following tables present certain information about the Company’s Residential Bridge Loan investment portfolio at December 31, 2020 and December 31, 2019 (dollars in thousands):

December 31, 2020
			Weighted Average
Current Coupon Rate	Number of Loans	Principal Balance	Original LTV	Contractual Maturity (months)(1)	Coupon Rate
7.01 – 9.00%	10	$8,295	69.6%	1.4	8.7%
9.01 – 11.00%	15	6,123	75.5%	0.5	10.1%
11.01 - 13.00%	3	705	69.8%	0.0	11.4%
17.01 – 19.00%	1	124	75.0%	0.0	18.0%
Total	29	$15,247	72.0%	0.8	9.4%

December 31, 2019
			Weighted Average
Current Coupon Rate	Number of Loans	Principal Balance	Original LTV	Contractual Maturity (months)(1)	Coupon Rate
7.01 – 9.00%	36	$22,409	70.2%	5.8	8.4%
9.01 – 11.00%	28	9,972	74.0%	5.6	10.1%
11.01 – 13.00%	9	2,741	63.1%	2.0	11.7%
13.01 – 15.00%	1	1,125	75.0%	0.0	13.5%
17.01 - 19.00%	2	949	75.0%	0.0	18.0%
Total	76	$37,196	71.0%	5.6	9.5%

(1) Non-performing loans that are past their maturity date are excluded from the calculation of the weighted average contractual maturity. The weighted average contractual maturity for these loans is zero.

The following table presents the various states across the United States in which the collateral securing the Company’s Residential Bridge Loans at December 31, 2020 and December 31, 2019, based on principal balance, is located (dollars in thousands):

December 31, 2020			December 31, 2019
State	Concentration	Principal Balance	State	Concentration	Principal Balance
California	37.5%	$5,713	California	50.4%	$18,763
New York	17.3%	2,632	Washington	13.1%	4,863
Washington	16.1%	2,461	New York	12.1%	4,518
Florida	12.9%	1,969	Florida	8.9%	3,296
Connecticut	5.7%	872	New Jersey	3.8%	1,424
Other	10.5%	1,600	Other	11.7%	4,332
Total	100.0%	$15,247	Total	100.0%	$37,196

Non-performing Loans

The following table presents the aging of the Residential Whole Loans and Bridge Loans as of December 31, 2020 (dollars in thousands):

	Residential Whole Loans			Bridge Loans
	No of Loans	Principal	Fair Value	No of Loans	Principal	Fair Value (1)
Current(2)	2446	$953,071	$977,875	5	$2,906	$2,839
1-30 days delinquent	16	7,972	8,181	2	1,430	1,287
31-60 days delinquent	3	823	810	1	849	764
61-90 days delinquent	6	7,378	7,196	—	—	—
90+ days delinquent	26	15,311	14,720	21	10,062	9,026
Total	2,497	$984,555	$1,008,782	29	$15,247	$13,916

(1) Includes a $124 thousand loan carried at amortize cost.
(2) Includes 7 loans in forbearance with unpaid principal balance of approximately $$2.4 million and 142 loans that were previously in forbearance but are currently performing under the repayment plan with unpaid principal balance of approximately $59.0 million.

COVID-19 has materially disrupted business operations, resulting in significantly higher levels of unemployment or underemployment. As a result, some of its Residential Whole Loan borrowers have experienced financial hardship, making it difficult to meet their payment obligations to the Company, leading to requests for forbearance and higher levels of delinquency and potentially defaults. The Company maintains a strong relationship with its servicers and has utilized these relationships to manage the impacts of COVID-19 pandemic on the Company's Non-QM loans. As of December 31, 2020, the Company had 7 Non-QM loans in forbearance and 142 Non-QM loans in the repayment phase following forbearance. Under the forbearance agreement, the borrower can generally elect to defer the principal and interest payments for 3 months. At the end of the forbearance period, the borrower can either request an extension for payment deferral, repay the deferred principal and interest in full or over the next 9 months or capitalize the deferred principal and interest to the loan balance and calculate a new amortization payment. Loans under a forbearance agreement are treated as "Current" in the above table. These loans are carried at fair value and had an unpaid principal balance of approximately $2.4 million, a fair value of $2.4 million, a weighted average original LTV of 65.3% and represent approximately 0.2% of the total outstanding principal balance of our Residential Whole Loans.

Residential Whole Loans

    As of December 31, 2020, there were 26 Residential Whole Loans carried at fair value in non-accrual status with an unpaid principal balance of approximately $15.3 million and a fair value of approximately $14.7 million. These nonperforming loans represent approximately 1.6% of the total outstanding principal balance. These loans are collateral dependent with a weighted average original LTV of 60.4%.

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

Residential Bridge Loans

    As of December 31, 2020, there was 1 Residential Bridge Loan carried at amortized cost in non-accrual status with an unpaid principal balance of approximately $123.8 thousand and 20 Residential Bridge Loans carried at fair value in non-accrual status with an unpaid principal balance of approximately $9.9 million and a fair value of $8.9 million. These nonperforming loans represent approximately 66.0% of the total outstanding Bridge Loans principal balance of $15.2 million. These loans are collateral dependent with a weighted average original LTV of 73.0%.

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

    The Company concluded that an allowance for credit losses was not necessary for loans carried at amortized costs as of and for the years ended December 31, 2020 and December 31, 2019 since the fair value of the collateral balance less the cost to sell was in excess of the outstanding principal and interest balances. For loans carried at fair value no allowance for credit l;losses was recorded as of and for the years ended December 31, 2020 and December 31, 2019 since the valuation adjustment, if any, would be reflected in the fair value of these loans. The Company stopped accruing interest income for these loans when they became contractually 90 days delinquent.

    As of December 31, 2020, the Company had real estate owned ("REO") properties with an aggregate carrying value of $1.1 million related to foreclosed Bridge Loans. The REO properties are held for sale and accordingly carried at the lower of cost or fair value less cost to sell. The REO properties are classified in "Other assets" in the Consolidated Balance Sheet.

Note 6 - Commercial Loans

Securitized Commercial Loans

Securitized commercial loans is comprised of commercial loans from consolidated third party sponsored CMBS VIE's. At December 31, 2020, the Company had variable interests in two third party sponsored CMBS VIEs, RETL 2019-RVP and CSMC Trust 2014-USA, that it determined it was the primary beneficiary and was required to consolidate. The commercial loans that serve as collateral for the securitized debt issued by these VIEs can only be used to settle the securitized debt. Refer to Note 7 - "Financings" for details on the associated securitized debt. The Company assesses modifications to VIEs on an ongoing basis to determine if a significant reconsideration event has occurred that would change the Company’s initial consolidation assessment.

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

RETL 2019-RVP and RETL 2018-RVP

RETL 2018-RVP was refinanced with a new securitization RETL 2019-RVP ("RETL 2019 Trust") in March 2019. The Company acquired a $65.3 million interest in the trust certificates issued by the RETL 2019 Trust, including $45.3 million which represents the 5% eligible risk retention certificate. The Company determined that RETL 2019 Trust was a VIE and that the Company was also the primary beneficiary because the Manager was involved in certain aspects of the design of the trust and the Company together with other related party entities own more than 50% of the controlling class. As the primary beneficiary, the Company consolidated RETL 2019 Trust and its investment in the trust certificates (HRR class and a portion of the C class) of RETL 2019 Trust were eliminated in the consolidation. The RETL 2019 Trust holds a commercial loan collateralized by first mortgages, deeds of trusts and interests in commercial real estate. The outstanding principal balance on this commercial loan is $354.2 million as of December 31, 2020. The loan's stated maturity date is March 15, 2021 (subject to the borrower's option to extend the initial stated maturity date for two successive one-year terms) and bears an interest rate of one month LIBOR plus 3.94%. As of December 31, 2020, the RETL HRR bonds are held in WMC RETL LLC, which is a wholly owned subsidiary of the Company.

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

MRCD qualified as a CFE under GAAP and the Company measured both the financial assets and financial liabilities using the fair value of the financial liabilities, since it was more observable. The Company recognized an unrealized loss of $43.7 million in earnings, related to the periodic change in fair value of MRCD's assets and liabilities in March 2020, prior to deconsolidation. Also, the Company retained the HRR certificates, which were measured at fair value at the date of deconsolidation and is included in the "Non-Agency mortgage-backed securities, at fair value" in the Consolidated Balance Sheets.

CSMC Trust 2014-USA

The Company together with other related party entities own more than 50% of the controlling class of CSMC Trust 2014-USA ("CSMC USA"). As of December 31, 2020, the Company held an 8.8% interest in the trust certificates issued by CSMC USA (F Class) with an outstanding principal balance of $14.9 million. The Company performs ongoing reassessment of its CMBS VIE holdings for potential consolidation of the securitized trust in which it owns a portion of the controlling class. Since the ownership of the controlling financial interest is held within a related party group, the Company must determine whether it is the primary beneficiary under the related party tie-breaker rule, which requires the evaluation of the following considerations: (1) the principal-agency relationship between parties; (2) relationship and significance of the VIE's activities to the variable interest holders; (3) variable interest holder's exposure to VIE's expected losses and (4) the design of the VIE. As a result of the Company's evaluation, it was determined that the Company is the primary beneficiary of CSMC USA, and effective on August 1, 2020, consolidated CSMC USA. The Company’s investment in the trust certificate of CSMC USA (F Class) was eliminated in the consolidation. The CSMC USA holds a commercial loan secured by a first mortgage lien on the borrowers’ fee and leasehold interests in a portion of a super-regional mall. The outstanding principal balance on this commercial loan is $1.4 billion as of December 31, 2020. The loan's stated maturity date is September 11, 2025 and bears a fixed interest rate of 4.38%. The Company elected the fair value option for the commercial loan as well as the associated securitized debt.

In December 2020, the commercial loan held by CSMC USA was amended to an interest only payment through maturity. As part of the modification a Cash Management Forbearance Agreement was entered into by Special Servicer and the borrower, that required both increased reporting requirements and monthly net cash remittance continues to be in effect.

Commercial Loans

In January 2019, WMC CRE LLC ("CRE LLC"), a wholly-owned subsidiary of the Company, was formed for the purpose of acquiring commercial loans.

    The following table presents the commercial loans held by CRE LLC as of December 31, 2020 (dollars in thousands):

Loan	Acquisition Date	Loan Type	Principal Balance	Fair Value	Original LTV	Interest Rate	Maturity Date	Extension Option	Collateral	Collateral Location
CRE 1	June 2018	Interest-Only First Mortgage	$30,000	$27,403	65%	1-Month LIBOR plus 4.50%	6/9/2021	None	Hotel	CA
CRE 2	June 2019	Principal & Interest First Mortgage	47,219	46,776	75%	1-Month LIBOR plus 4.75%	1/11/2022	Two One-Year Extensions	Nursing Facilities	SC, GA
CRE 3	August 2019	Interest-Only Mezzanine loan	90,000	80,291	58%	1-Month LIBOR plus 9.25%	6/29/2021	Two-Year First Extension and One-Year Second Extension	Entertainment and Retail	NJ
CRE 4	September 2019	Interest-Only First Mortgage	40,000	39,300	63%	1-Month LIBOR plus 3.02%	8/6/2021	Two One-Year Extensions	Retail	CT
CRE 5	December 2019	Interest-Only First Mortgage	24,535	23,887	62%	1-Month LIBOR plus 3.75%	11/6/2021	Three One-Year Extensions	Hotel	NY
CRE 6	December 2019	Interest-Only First Mortgage	13,207	12,858	62%	1-Month LIBOR plus 3.75%	11/6/2021	Three One-Year Extensions	Hotel	CA
CRE 7	December 2019	Interest-Only First Mortgage	7,259	7,067	62%	1-Month LIBOR plus 3.75%	11/6/2021	Three One-Year Extensions	Hotel	IL
CRE8	December 2019	Interest-Only First Mortgage	4,474	4,475	79%	1-Month LIBOR plus 4.85%	12/6/2022	None	Assisted Living	FL
			$256,694	$242,057

Commercial Loan Trust

    In March 2018, the Company formed the Revolving Small Balance Commercial Trust 2018-1 ("RSBC Trust") to acquire commercial real estate mortgage loans. The Company determined that the wholly-owned RSBC Trust was a VIE and that the Company was the primary beneficiary because it was involved in the design of the trust and holds significant decision making powers. In addition, the Company has the obligation to absorb losses to the extent of its ownership interest and the right to receive benefits from the trust that could potentially be significant to the trust. As of December 31, 2020, the Company financed the trust certificate with $34.4 million of repurchase agreements, which is a liability held outside the trust.

    The following table presents the commercial real estate loans held by RSBC Trust as of December 31, 2020 (dollars in thousands):

Loan	Acquisition Date	Loan Type	Principal Balance	Fair Value	Original LTV	Interest Rate	Maturity Date	Extension Option	Collateral	Collateral Location
SBC 1	July 2018	Interest-Only First Mortgage	$45,188	$44,965	74%	One-Month LIBOR plus 4.25% (1)	8/1/2021	One-Year Extensions	Nursing Facilities	MI
SBC 2	January 2019	Interest-Only First Mortgage	9,200	9,179	84%	One-Month LIBOR plus 4.00%(2)	12/1/2021	One-Year Extension	Apartment Complex	MO
SBC 3	January 2019	Interest-Only First Mortgage	14,362	14,322	49%	One-Month LIBOR plus 4.10%	7/1/2021	None	Nursing Facilities	CT
			$68,750	$68,466

(1) Subject to LIBOR floor of 1.25%.
(2) Subject to LIBOR floor of 2.00%.

Consolidated Securitized Commercial Loan Trusts and Commercial Loan Trust

The Company assesses modifications to VIEs on an ongoing basis to determine if a significant reconsideration event has occurred that would change the Company’s initial consolidation assessment.  The three consolidated trusts, RETL 2019 Trust, CSMC USA and RSBC Trust collectively hold five commercial loans as of December 31, 2020.

The following table presents a summary of the assets and liabilities of the three consolidated trusts included in the Consolidated Balance Sheets as of December 31, 2020 and December 31, 2019 (dollars in thousands):

	December 31, 2020	December 31, 2019
Cash	$—	$5,778
Restricted cash	76,132	52,948
Securitized commercial loans, at fair value	1,605,335	909,040
Commercial Loans, at fair value	68,466	90,788
Interest receivable	6,248	2,989
Total assets	$1,756,181	$1,061,543
Securitized debt, at fair value	$1,553,722	$681,643
Interest payable	5,660	1,519
Accounts payable and accrued expenses	12	12
Other liabilities	76,132	52,948
Total liabilities	$1,635,526	$736,122

The Company’s risk with respect to its investment in each commercial loan trust is limited to its direct ownership in the trust. The commercial loans held by the consolidated trusts are held solely to satisfy the liabilities of the trust, and creditors of the trust have no recourse to the general credit of the Company. The assets of a consolidated trust can only be used to satisfy the obligations of that trust. The Company is not contractually required and has not provided any additional financial support to the trusts for the years ended December 31, 2020 and December 31, 2019.

The following table presents the components of the carrying value of the securitized commercial loans and commercial loans as of December 31, 2020 and December 31, 2019 (dollars in thousands):

	CMSC Trust Securitized Commercial Loan, at Fair Value		RETL Trust Securitized Commercial Loan, at Fair Value		CSMC USA Trust Securitized Commercial Loan, at Fair Value		RSBC Trust Commercial Loans, at Fair Value		Commercial Loans, at Fair Value
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Principal balance	$—	$24,048	$354,202	$674,331	$1,385,591	$—	$68,750	$90,788	$256,694	$279,425
Unamortized premium	—	—	180	1,836	—	—	—	—	—	—
Unamortized discount	—	—	—	—	(135,653)	—	(94)	(215)	(53)	(294)
Amortized cost	—	24,048	354,382	676,167	1,249,938	—	68,656	90,573	256,641	279,131
Gross unrealized gains	—	9	—	269	16,013	—	—	215	1	294
Gross unrealized losses	—	—	(14,998)	—	—	—	(190)	—	(14,585)	—
Fair value	$—	$24,057	$339,384	$676,436	$1,265,951	$—	$68,466	$90,788	$242,057	$279,425
Non-Performing Commercial Loans

The following table presents the aging of the Commercial Loans as of December 31, 2020 (dollars in thousands):

	Commercial Loans
	No of Loans	Principal	Fair Value
Current	10	$295,444	$283,120
1-30 days	—	—	—
31-60 days	—	—	—
61-90 days	—	—	—
90+ days	1	30,000	27,403
Total	11	$325,444	$310,523

The impact of COVID-19 pandemic has adversely impacted a broad range of industries in which the commercial loan borrowers operate and could impair their ability to fulfill their financial obligations to the Company, most significantly hospitality and retail asset. The Company believes its CRE loan sponsors are well capitalized and generally committed to supporting the assets collateralizing its loans. The low average original LTV of the Company's commercial loan portfolio of 65.1% reflects significant equity value that the sponsors are motivated to protect through the COVID-19 disruption.

As of December 31, 2020, the Company had one delinquent borrower with a total loan principal balance of $30.0 million secured by a hotel. The Company commenced foreclosure proceedings. However, on February 24, 2021, the borrower filed for bankruptcy protection. The Company expects to move forward with the foreclosure subject to the bankruptcy process and believes believes there is a reasonable likelihood that the outstanding principal balance of $30.0 million, will be recovered, although there is no assurance.

The Company holds a junior mezzanine loan ("CRE 3" loan) with an outstanding principal balance of $90 million secured by a retail facility. CRE 3 loan has an initial maturity on June 29, 2021.CRE 3 is currently receiving interest payments from a reserve that will become exhausted at maturity of the loan. The Company expects that the CRE 3 loan will become non performing upon depletion of such reserve.

Note 7—Financings
Repurchase Agreements
    The Company has primarily financed its investment acquisitions with repurchase agreements. The repurchase agreements bear interest at a contractually agreed-upon rate and historically had terms ranging from one month to 18 months.  The Company’s repurchase agreement borrowings are accounted for as secured borrowings when the Company maintains effective control of the financed assets.  Under these repurchase agreements, the respective counterparties retain the right to determine the fair value of the underlying collateral. A reduction in the value of pledged assets normally requires the Company to post additional securities as collateral, pay down borrowings or establish cash margin accounts with the counterparties in order to re-establish the agreed-upon collateral requirements, and is referred to as a margin call.  The inability of the Company to post adequate collateral for a margin call by a counterparty, in a time frame as short as the close of the same business day, could result in a condition of default under the Company’s repurchase agreements, thereby enabling the counterparty to liquidate the collateral pledged by the Company, which may have a material adverse effect on the Company’s financial position, results of operations and cash flows.

The market disruptions surrounding COVID-19 resulted in the decline of the Company's asset values making it challenging to obtain repurchase agreement financing with favorable terms or at all. The Company's repurchase agreement counterparties have increased borrowing rates and increased haircuts. In the second quarter in order to manage the severe market conditions and the resulting large margin demands from lenders and pressure on the Company’s liquidity, the Company entered into two longer term financing arrangements to reduce its exposure to short-term financings with daily mark to market exposure. Below is a summary of each of these financing arrangements.

Residential Whole Loan Facility

On April 21, 2020, the Company entered into amendments with respect to certain of its loan warehouse facilities. These amendments mainly served to convert an existing residential whole loan facility into a term facility by removing any mark to market margin requirements, and to consolidate the Company’s Non-Qualified Mortgage loans, which were previously financed by three separate, unaffiliated counterparties, into a single facility. The target advance rate under the amended and restated facility is approximately 84% of the aggregate unpaid principal balance of the loans. The original facility matured on October 20, 2021. All principal payments and income generated by the loans during the term of the facility w used to pay principal and interest on the facility. Upon the securitization or sale by the Company of any whole loan subject to this amended and restated facility, the counterparty was entitled to receive a recapture premium fee of 30% of all realized value on any whole loans above such counterparty’s amortized basis as well as an exit fee of 0.50% of the loan amount in circumstances where the counterparty was not involved in the disposition of the loans. The financing cost of this facility was reflective of the challenging market conditions, at the time, when we entered into the agreement.

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

On October 6, 2020 the Company entered into an amendment with respect to this residential loan warehouse facility. The amendment serves to convert the existing residential loan facility to a limited mark to market margin facility that bears an interest rate of LIBOR plus 2.75%, with a LIBOR floor of 0.25%. The target advance rate under the amended facility is 85% and the facility matures on October 5, 2021. In connection with the amendment to the facility the Company paid $12.0 million of the premium recapture fee and the balance of $8.5 million is payable at the maturity of the amended facility, October 5, 2021. The premium recapture fee was eliminated for investments financed under the amended facility. As of December 31, 2020 approximately $67.1 million in non QM loans remained in the facility with a borrowing amount of $30.2 million.

Non-Agency CMBS and Non-Agency RMBS Facility

On May 4, 2020, the Company supplemented one of its existing securities repurchase facilities to consolidate most of its CMBS and RMBS assets, which were financed by multiple counterparties, into a single term facility with limited mark to market margin requirements. Pursuant to the agreement, a margin deficit will not occur until such time as the loan to value ratio surpasses a certain threshold (the “LTV Trigger”), on a weighted average basis per asset type, calculated on a portfolio level. If this threshold is reached, the Company may elect to provide cash margin or sell certain assets to the extent necessary to lower the ratio. The term of this facility is 12 months, subject to 12 month extensions at the counterparty’s option. All interest income generated by the assets during the term of the facility will be paid to the Company no less often than monthly. Interest on the facility is due from the Company at a rate of three-month LIBOR plus 5.00% payable quarterly in arrears. Half of all principal repayments on the underlying assets will be applied to repay the obligations owed to the counterparty, with the remainder paid to the Company, unless the LTV Trigger has occurred, in which case all principal payments will be applied to repay the obligations. As of December 31, 2020, the outstanding balance under this facility was $95.1 million.

     Certain of the financing arrangements provide the counterparty with the right to terminate the agreement if the Company does not maintain certain equity, liquidity and leverage metrics. With the exception of one repurchase agreement for which the Company received a waiver, the Company was in compliance with the terms of such financial tests as of December 31, 2020.

As of December 31, 2020, the Company had borrowings under five of its master repurchase agreements. The following table summarizes certain characteristics of the Company's repurchase agreements at December 31, 2020 and December 31, 2019 (dollars in thousands):

	December 31, 2020			December 31, 2019
Securities Pledged	Repurchase Agreement Borrowings	Weighted Average Interest Rate on Borrowings Outstanding at end of period	Weighted Average Remaining Maturity (days)	Repurchase Agreement Borrowings	Weighted Average Interest Rate on Borrowings Outstanding at end of period	Weighted Average Remaining Maturity (days)
Short Term Borrowings:
Agency CMBS	$—	—%	0	$1,352,248	2.05%	26
Agency RMBS	1,418	1.34%	59	348,274	1.99%	52
Non-Agency CMBS	10,313	2.25%	14	190,390	3.05%	35
Non-Agency RMBS	—	—%	0	30,481	3.56%	9
Residential Whole Loans(1)	29,800	3.71%	15	266,294	3.14%	202
Residential Bridge Loans(1)	11,254	2.73%	36	29,869	3.93%	28
Commercial Loans(1)	34,375	3.32%	75	62,746	4.04%	28
Securitized commercial loans(1)(4)	—	—%	0	116,087	3.93%	49
Membership Interest	18,844	2.90%	29	—	—%	0
Other securities	2,594	4.51%	19	56,762	3.23%	34
Subtotal	108,598	3.19%	39	2,453,151	2.44%	51
Long Term Borrowings:
Non-Agency CMBS (3)	66,767	5.23%	126	N/A	N/A	N/A
Non-Agency RMBS	14,643	5.23%	126	N/A	N/A	N/A
Residential Whole Loans (1) (2)	30,224	3.00%	278	209,878	3.55%	1358
Commercial Loans (2)	124,937	2.17%	287	161,848	3.88%	590
Other Securities	13,677	5.24%	126	N/A	N/A	N/A
Subtotal	250,248	3.74%	225	371,726	3.70%	1024
Repurchase agreements borrowings	$358,846	3.57%	169	$2,824,877	2.61%	179
Less unamortized debt issuance costs	1,923	N/A	N/A	76	N/A	N/A
Repurchase agreements borrowings, net	$356,923	3.57%	169	$2,824,801	2.61%	179

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
(3)Includes repurchase agreement borrowings on securities eliminated upon VIE consolidation.
(4)Repurchase agreement borrowings on subordinate securities owned in the consolidated securitizations are reflected in Non-Agency CMBS for the year ended December 31, 2020.
    At December 31, 2020 and December 31, 2019, repurchase agreements collateralized by investments had the following remaining maturities:

(dollars in thousands)	December 31, 2020	December 31, 2019
1 to 29 days	$59,856	$1,480,286
30 to 59 days	13,421	552,786
60 to 89 days	35,321	255,814
Greater than or equal to 90 days	250,248	535,991
Total	$358,846	$2,824,877

    At December 31, 2020, the following table reflects amounts of collateral at risk under its repurchase agreements greater than 10% of the Company's equity with any counterparty (dollars in thousands):

	December 31, 2020
Counterparty	Amount of Collateral at Risk, at fair value	Weighted Average Remaining Maturity (days)	Percentage of Stockholders' Equity
Credit Suisse AG, Cayman Islands Branch	$171,503	224	67.2%
Citigroup Global Markets Inc.	111,562	126	43.7%
Nomura Securities International, Inc.	36,654	64	14.4%

Collateral for Borrowings under Repurchase Agreements
    The following table summarizes the Company's collateral positions, with respect to its borrowings under repurchase agreements at December 31, 2020 and December 31, 2019 (dollars in thousands):

	December 31, 2020			December 31, 2019
	Assets Pledged	Accrued Interest	Assets Pledged and Accrued Interest	Assets Pledged	Accrued Interest	Assets Pledged and Accrued Interest
Assets pledged for borrowings under repurchase agreements:
Agency CMBS, at fair value	$—	$—	$—	$1,400,230	$3,916	$1,404,146
Agency RMBS, at fair value	1,708	49	1,757	356,687	1,336	358,023
Non-Agency CMBS, at fair value(1)	152,275	649	152,924	246,797	951	247,748
Non-Agency RMBS, at fair value	25,382	160	25,542	45,816	414	46,230
Residential Whole Loans, at fair value(2)	97,566	543	98,109	529,495	3,704	533,199
Residential Bridge Loans(2)	12,960	180	13,140	34,897	471	35,368
Commercial Loans, at fair value(2)	310,523	1,850	312,373	350,213	1,855	352,068
Securitized commercial loans, at fair value(2)	—	—	—	171,640	674	172,314
Membership interest(3)	33,690	—	33,690	—	—	—
Other securities, at fair value	48,754	44	48,798	80,031	128	80,159
Cash(4)	1,817	—	1,817	43,499	—	43,499
Total	$684,675	$3,475	$688,150	$3,259,305	$13,449	$3,272,754

(1)Includes securities eliminated upon VIE consolidation.
(2)Loans owned through trust certificates are pledged as collateral. The trust certificates are eliminated upon consolidation.
(3)The pledged amount relates to the Company's non-controlling membership interest in its wholly owned subsidiary WMC RETL LLC, which was financed under a repurchase agreement. The membership interest is eliminated in consolidation.
(4)Cash posted as collateral is included in "Due from counterparties" in the Company's Consolidated Balance Sheets.

A reduction in the value of pledged assets typically results in the repurchase agreement counterparties initiating a margin call. At December 31, 2020 and December 31, 2019, investments held by counterparties as security for repurchase agreements totaled approximately $682.9 million and approximately $3.2 billion, respectively. Cash collateral held by repurchase agreement counterparties at December 31, 2020 and December 31, 2019 was approximately $1.8 million and $43.5 million, respectively. Cash posted by repurchase agreement counterparties at December 31, 2020 and December 31, 2019, was approximately $320 thousand and $709 thousand, respectively.
Convertible Senior Unsecured Notes
    As of December 31, 2020 and December 31, 2019, the Company had $175.0 million and $205.0 million aggregate principal amount, respectively, of 6.75% convertible senior unsecured notes (the "2022 Notes") outstanding through three issuances. Interest on the notes is paid semiannually. The notes are convertible into, at the Company's election, cash, shares of the Company's common stock or a combination of both, subject to the satisfaction of certain conditions and during specified periods. The conversion rate is subject to adjustment upon the occurrence of certain specified events and the holders may require the Company to repurchase all or any portion of their notes for cash equal to 100% of the principal amount of the notes, plus accrued and unpaid interest, if the Company undergoes a fundamental change as specified in the agreement. The initial conversion rate was 83.1947 of common stock per $1,000 principal amount of notes and represented a conversion price of $12.02 per share of common stock. The notes mature on October 1, 2022, unless earlier converted, redeemed or repurchased by the holders pursuant to their terms, and are not redeemable by us except during the final three months prior to maturity.

On July 1, 2020, the Company issued an aggregate of 1,354,084 shares of its common stock, par value $0.01 per share (the “Common Stock”), in exchange for $5.0 million aggregate principal amount of the 2022 Notes pursuant to separate privately negotiated exchange agreements entered into on July 1, 2020 (collectively, the “Exchange Agreement”) between the Company and certain holders of the 2022 Notes. The Company did not receive any cash proceeds as a result of the Exchange Agreement, and the 2022 Notes exchanged pursuant to the Exchange Agreement were retired and cancelled. The common stock was issued in reliance upon the exemption set forth in Section 3(a)(9) of the Securities Act of 1933 for securities exchanged by the Company and an existing security holder where no commission or other remuneration is paid or given directly or indirectly by the Company for soliciting such exchange.

In the fourth quarter of 2020, the Company repurchased $25.0 million aggregate principal amount of the 2022 Notes at an approximate 13% discount to par value, plus accrued and unpaid interest.

Securitized Debt

Commercial Mortgage-Backed Notes

RETL 2019 Trust

The following table summarizes RETL 2019 Trust's commercial mortgage pass-through certificates at December 31, 2020 (dollars in thousands):

Classes	Principal Balance	Coupon	Fair Value	Contractual Maturity
Class B	$502	1.7%	$492	3/15/2021
Class C	308,400	2.3%	296,933	3/15/2021
Class X-EXT(1)	N/A	1.1%	31	3/15/2021
	$308,902		$297,456

(1) Class X-EXT is an interest-only class with a notional balance of $308.4 million as of December 31, 2020.

At December 31, 2020, the Company owned the entire class of HRR certificates with a outstanding principal balance of $45.3 million, which is eliminated in consolidation and the remaining RETL debt with a fair value of $297.5 million is recorded in "Securitized debt, net" in the Consolidated Balance Sheets. Of the outstanding principal balance of the Securitized debt of $308.9 million, excluding the interest-only debt securities, $45.6 million is owned by related parties and $263.3 million is owned by third parties. The securitized debt of the RETL 2019 Trust can only be settled with the commercial loan, with an outstanding principal balance of approximately $354.2 million at December 31, 2020, that serves as collateral for the securitized debt and is non-recourse to the Company. The Company has chosen to make the fair value election pursuant to ASC 825 for the debt and accordingly the periodic changes in fair value are recorded in current period earnings in the Consolidated Statements of Operations as a component of "Unrealized gain (loss), net."

CSMC 2014 USA

The following table summarizes CSMC 2014 USA's commercial mortgage pass-through certificates at December 31, 2020 (dollars in thousands):

Classes	Principal Balance	Coupon	Fair Value	Contractual Maturity
Class A-1	$120,391	3.3%	$120,443	9/11/2025
Class A-2	531,700	4.0%	538,469	9/11/2025
Class B	136,400	4.2%	137,970	9/11/2025
Class C	94,500	4.3%	85,140	9/11/2025
Class D	153,950	4.4%	127,092	9/11/2025
Class E	180,150	4.4%	131,906	9/11/2025
Class F	153,600	4.4%	99,859	9/11/2025
Class X-1(1)	n/a	0.5%	12,794	9/11/2025
Class X-2(1)	n/a	0.4%	2,593	9/11/2025
	$1,370,691		$1,256,266

(1) Class X-1 and Class X-2 are interest-only classes with notional balances of $652.1 million and $733.5 million as of December 31, 2020, respectively.

At December 31, 2020, the Company owned a portion of the class F certificates with an outstanding principal balance of $14.9 million, which is eliminated in consolidation. The remaining CSMC USA debt that we elected the fair value option had a fair value of $1.3 billion, and is recorded in "Securitized debt, net" in the Consolidated Balance Sheets. Of the remaining outstanding principal balance of $1.4 billion, $208.2 million is owned by related parties and $1.2 billion is owned by third parties. The securitized debt of the CSMC USA can only be settled with the commercial loan with an outstanding principal balance of approximately $1.4 billion at December 31, 2020, that serves as collateral for the securitized debt and is non-recourse to the Company. The Company has chosen to make the fair value election pursuant to ASC 825 for the debt and accordingly the periodic changes in fair value are recorded in current period earnings in the Consolidated Statements of Operations as a component of "Unrealized gain (loss), net."

Residential Mortgage-Backed Notes

Arroyo Trust 2019

In May 2019, the Company completed a residential mortgage-backed securitization comprised of $945.5 million of Non-QM Residential Whole Loans, issuing $919.0 million of mortgage-backed notes. The Company did not elect the fair value option for these notes and accordingly they are recorded at their principal balance less unamortized deferred financing costs and classified in "Securitized debt, net" in the Consolidated Balance Sheets. The following table summarizes the issued Arroyo Trust's residential mortgage pass-through certificates at December 31, 2020 (dollars in thousands):

Classes	Principal Balance	Coupon	Carrying Value	Contractual Maturity
Offered Notes:
Class A-1	$511,623	3.3%	$511,620	4/25/2049
Class A-2	27,414	3.5%	27,414	4/25/2049
Class A-3	43,433	3.8%	43,430	4/25/2049
Class M-1	25,055	4.8%	25,055	4/25/2049
Subtotal	$607,525		$607,519
Less: Unamortized Deferred Financing Costs	N/A		4,398
Total	$607,525		$603,121

The Company retained the non-offered securities in the securitization, which include the class B, Class A-IO-S and Class XS certificates. These non-offered securities were eliminated in consolidation. The securitized debt of the Arroyo Trust can only be settled with the residential loans that serve as collateral for the securitized debt and is non-recourse to the Company. At December 31, 2020, Residential Whole Loans, with an outstanding principal balance of approximately $615.3 million, serve as collateral for the Arroyo Trust's securitized debt. The Company may redeem the offered notes on or after the earlier of (i) the three-year anniversary of the closing date or (ii) the date on which the aggregate collateral balance is 20% of the original principal balance. The notes are redeemable at their face value plus accrued interest.

Arroyo Trust 2020

In June 2020, the Company completed a residential mortgage-backed securitization comprised of $355.8 million of Non-QM Residential Whole Loans, issuing $341.7 million of mortgage-backed notes. The Company did not elect the fair value option for these notes and accordingly they are recorded at their principal balance less unamortized deferred financing cost and classified in "Securitized debt, net" in the Consolidated Balance Sheets. The following table summarizes the issued Arroyo Trust 2020's residential mortgage pass-through certificates at December 31, 2020 (dollars in thousands):

Classes	Principal Balance	Coupon	Carrying Value	Contractual Maturity
Offered Notes:
Class A-1A	$222,117	1.7%	$222,112	3/25/2055
Class A-1B	26,357	2.1%	26,357	3/25/2055
Class A-2	13,518	2.9%	13,517	3/25/2055
Class A-3	17,963	3.3%	17,963	3/25/2055
Class M-1	11,739	4.3%	11,739	3/25/2055
Subtotal	$291,694		$291,688
Less: Unamortized Deferred Financing Costs	N/A		2,519
Total	$291,694		$289,169

The Company retained the non-offered securities in the securitization, which include the Class B, Class A-IO-S and Class XS certificates. These non-offered securities were eliminated in consolidation. The securitized debt of the Arroyo Trust 2020 can only be settled with the residential loans that serve as collateral for the securitized debt and is non-recourse to the Company. At December 31, 2020, Residential Whole Loans, with an outstanding principal balance of approximately $300.0 million serve as collateral for the Arroyo Trust 2020's securitized debt. The Company may redeem the offered notes on or after the earlier of (i) the three-year anniversary of the closing date or (ii) the date on which the aggregate collateral balance is equal to or less than 30% of the original principal balance. The notes are redeemable at their face value plus accrued interest.

Note 8—Derivative Instruments
    The Company's derivatives may include interest rate swaps, swaptions, options, futures contracts, TBAs, Agency and Non-Agency Interest-Only Strips that are classified as derivatives, credit default swaps and total return swaps.
    The following table summarizes the Company's derivative instruments at December 31, 2020 and December 31, 2019 (dollars in thousands):

			December 31, 2020		December 31, 2019
Derivative Instrument	Accounting Designation	Consolidated Balance Sheets Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate swaps, asset	Non-Hedge	Derivative assets, at fair value	$—	$—	$2,701,000	$3,017
Credit default swaps, asset	Non-Hedge	Derivative assets, at fair value	2,030	161	60,100	948
TBA securities, asset	Non-Hedge	Derivative assets, at fair value	—	—	1,000,000	1,146
Total derivative instruments, assets				161		5,111
Interest rate swaps, liability	Non-Hedge	Derivative liability, at fair value	—	—	1,255,000	(501)
Credit default swaps, liability	Non-Hedge	Derivative liability, at fair value	4,140	(656)	90,900	(3,795)
TBA securities, liability	Non-Hedge	Derivative liability, at fair value	—	—	1,000,000	(2,074)
Total derivative instruments, liabilities				(656)		(6,370)
Total derivative instruments, net				$(495)		$(1,259)

    The following tables summarize the effects of the Company's derivative positions, including Interest-Only Strips characterized as derivatives and TBAs, which are reported in "Gain (loss) on derivative instruments, net" in the Consolidated Statements of Operations for the years ended December 31, 2020, December 31, 2019 and December 31, 2018 (dollars in thousands):

	Realized Gain (Loss), net
Description	Other Settlements / Expirations	Variation Margin Settlement	Return (Recovery) of Basis	Mark-to-Market	Contractual interest income (expense), net	Total
Year ended December 31, 2020
Interest rate swaps	$(262)	$(179,759)	$262	$(2,515)	$(1,395)	$(183,669)
Interest rate swaptions	80	—	—	—	—	80
Interest-Only Strips—accounted for as derivatives	(940)	—	(1,096)	(532)	1,324	(1,244)
Credit default swaps	(9,534)	—	—	(1,834)	—	(11,368)
TBAs	(2,430)	—	—	928	—	(1,502)
Total	$(13,086)	$(179,759)	$(834)	$(3,953)	$(71)	$(197,703)

Year ended December 31, 2019
Interest rate swaps	$(4,978)	$(108,169)	$5,769	$5,140	$3,732	$(98,506)
Interest rate swaptions	(332)	—	—	—	—	(332)
Interest-Only Strips—accounted for as derivatives	—	—	(2,688)	(508)	3,277	81
Options	1,378	—	—	—	—	1,378
Futures contracts	(12,862)	—	—	4,657	—	(8,205)
Credit default swaps	(178)	—	—	1,029	—	851
TBAs	1,934	—	—	(928)	—	1,006
Total	$(15,038)	$(108,169)	$3,081	$9,390	$7,009	$(103,727)

Year ended December 31, 2018
Interest rate swaps	$163	$76,979	$2,465	$(5,147)	$3,693	$78,153
Interest-Only Strips—accounted for as derivatives	—	—	(3,661)	(655)	4,511	195
Options	(871)	—	—	300	—	(571)
Futures contracts	6,112	—	—	(5,285)	—	827
Credit default swaps	(241)	—	—	396	—	155
TBAs	(800)	—	—	10	—	(790)
Total	$4,363	$76,979	$(1,196)	$(10,381)	$8,204	$77,969

    At December 31, 2020 and December 31, 2019, the Company had cash pledged as collateral for its derivatives of approximately $510 thousand and approximately $55.4 million respectively, which is reported in "Due from counterparties" in the Consolidated Balance Sheets.
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
Interest Rate Swaps
    The Company did not have any interest rate swaps in its holdings at December 31, 2020. The following tables provide additional information on the Company's fixed pay interest rate swaps and the variable pay interest rate swaps as of December 31, 2019 (dollars in thousands):

	December 31, 2019
Fixed Pay Interest Rate Swap Remaining Term	Notional Amount	Average Fixed Pay Rate	Average Floating Receive Rate	Average Maturity (Years)
1 year or less	$200,000	1.8%	1.9%	0.4
Greater than 3 years and less than 5 years	622,400	2.6%	1.9%	4.1
Greater than 5 years	1,728,600	2.1%	2.0%	8.9
Total	$2,551,000	2.2%	2.0%	7.1

	December 31, 2019
Variable Pay Interest Rate Swap Remaining Term	Notional Amount	Average Variable Pay Rate	Average Fixed Receive Rate	Average Maturity (Years)
Greater than 1 years and less than 3years	$810,000	2.0%	2.0%	1.6
Greater than 3 years and less than 5 years	550,000	1.9%	1.6%	5.0
Greater than 5 years	45,000	1.9%	2.3%	19.5
Total	$1,405,000	2.0%	1.9%	3.5

Interest Rate Swaptions
The Company did not have any swaptions in its derivative holdings as of December 31, 2020 and December 31, 2019.
Futures Contracts
From time to time, the Company may enter into Eurodollar, Volatility Index, and U.S. Treasury futures. As of December 31, 2020 and December 31, 2019, the Company had no open futures contracts.
To-Be-Announced Securities
    The Company purchased or sold TBAs during the years ended December 31, 2020 and December 31, 2019. There were no open TBA positions as of December 31, 2020. The following is a summary of the Company's TBA positions as of

December 31, 2019, reported in "Derivative assets, at fair value" and "Derivative liability, at fair value" in the Consolidated Balance Sheets (dollars in thousands):

	December 31, 2019
	Notional Amount	Fair Value
Purchase contracts, asset	$1,000,000	$1,146
Purchase contracts, liability	(1,000,000)	(2,074)
TBA securities, net	$—	$(928)
    The following table presents additional information about the Company's contracts to purchase and sell TBAs for the year ended December 31, 2020 (dollars in thousands):

	Notional Amount		Settlement, Termination,	Notional Amount
	December 31, 2019	Additions	Expiration or Exercise	December 31, 2020
Purchase of TBAs	$1,000,000	$5,257,000	$(6,257,000)	$—
Sale of TBAs	$1,000,000	$5,257,000	$(6,257,000)	$—
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
Credit Default Swaps

    The Company has previously entered into credit default swaps and, in the future, may continue to enter into these types of credit derivatives. Under these instruments, the buyer makes a monthly premium payment over the term of the contract in exchange for the seller making a payment for losses of the reference securities, upon the occurrence of a specified credit event.

Note 9—Offsetting Assets and Liabilities
    The following tables present information about certain assets and liabilities that are subject to master netting agreements (or similar agreements) and can potentially be offset in the Company's Consolidated Balance Sheets at December 31, 2020 and December 31, 2019 (dollars in thousands):

	December 31, 2020
	Gross Amounts	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
Description				Financial Instruments(1)	Cash Collateral(1)	Net Amount
Derivative Assets
Agency and Non-Agency Interest-Only Strips, accounted for as derivatives included in MBS	$1,565	$—	$1,565	$(1,565)	$—	$—
Derivative asset, at fair value(2)	161	—	161	(161)	—	—
Total derivative assets	$1,726	$—	$1,726	$(1,726)	$—	$—

Derivative Liabilities and Repurchase Agreements
Derivative liability, at fair value(2)(3)	$656	$—	$656	$(161)	$(495)	$—
Repurchase Agreements(4)	356,923	—	356,923	(356,923)	—	—
Total derivative liability	$357,579	$—	$357,579	$(357,084)	$(495)	$—

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
(3)Cash collateral pledged against the Company's derivative counterparties was approximately $510 thousand as of December 31, 2020.
(4)The carrying value of investments pledged against the Company's repurchase agreements was approximately $682.9 million as of December 31, 2020.

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
(3)Cash collateral pledged against the Company's derivative counterparties was approximately $55.4 million as of December 31, 2019.
(4)The carrying value of investments pledged against the Company's repurchase agreements was approximately $3.2 billion as of December 31, 2019.

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
    The Management Agreement may be amended, supplemented or modified by agreement between the Company and the Manager. The Management Agreement expires on May 16, 2022 It is automatically renewed for one year terms on each May 15th unless previously terminated as described below. The Company's independent directors review the Manager's performance and any fees payable to the Manager annually and, the Management Agreement may be terminated annually upon the affirmative vote of at least two-thirds (2/3) of the Company's independent directors, based upon: (i) the Manager's unsatisfactory performance that is materially detrimental to the Company; or (ii) the Company's determination that any fees payable to the Manager are not fair, subject to the Manager's right to prevent such termination due to unfair fees by accepting a reduction of management fees agreed to by at least two-thirds (2/3) of the Company's independent directors. The Company will provide the Manager 180 days prior notice of any such termination. Unless terminated for cause, the Company will pay the Manager a termination fee equal to three times the average annual management fee earned by the Manager during the prior 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination.

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
    For the years ended December 31, 2020, December 31, 2019 and December 31, 2018 the Company incurred $4.5 million, $7.4 million and $8.7 million in management fees, respectively. The Manager waived the management fee in part for six months from October 2018 through March 2019 to reduce the impact of 2018 secondary public offering on earnings as the Company fully deployed the capital into its target assets. The Manger waived the management fee for three months from March 2020 through May 2020 because of the unprecedented market disruption and dislocation across fixed income markets surrounding the uncertainty related to the COVID-19 pandemic. Future waivers, if any, will be at the Manager's discretion.
    In addition to the management fee, the Company is also responsible for reimbursing the Manager for certain expenses paid by the Manager on behalf of the Company, as defined in the Management Agreement. For the years ended December 31, 2020, December 31, 2019 and December 31, 2018, the Company recorded expenses included in general and administrative expenses totaling approximately $1.7 million, $1.6 million and $1.5 million, respectively, related to reimbursable employee costs. Any such expenses incurred by the Manager and reimbursed by the Company, including the employee compensation expense, are typically included in the Company's general and administrative expense in the Consolidated Statements of Operations. At December 31, 2020 and December 31, 2019, approximately $3.0 million and approximately $2.0 million, respectively, for management fees incurred but not yet paid was included in "Payable to affiliate" in the Consolidated Balance Sheets. In addition, at December 31, 2020 and December 31, 2019, approximately $148 thousand and approximately $181 thousand, respectively of reimbursable costs incurred but not yet paid was included in "Payable to affiliate" in the Consolidated Balance Sheets.
Note 11—Share-Based Payments
    In conjunction with the Company's IPO and concurrent private placement, the Company's Board of Directors approved the Western Asset Mortgage Capital Corporation Equity Plan (the "Equity Plan") and the Western Asset Manager Equity Plan (the "Manager Equity Plan" and collectively the "Equity Incentive Plans"). The Equity Incentive Plans include provisions for grants of restricted common stock and other equity-based awards to the Manager, its employees and employees of its affiliates and to the Company's directors, officers and employees. The Company can issue up to 3.0% of the total number of issued and outstanding shares of its common stock (on a fully diluted basis) at the time of each award (other than any shares previously issued or subject to awards made pursuant to one of the Company's Equity Incentive Plans) under these Equity Incentive Plans. Upon the completion of the Company's most recent secondary public offering, the number of shares of common stock available under the Equity Incentive Plans increased to 1,804,258. Approximately 1,025,542 of shares have been issued under the Equity Plans with 778,716 shares available for issuance as of December 31, 2020.
    Under the Equity Plan, the Company made the following grants during the years ended December 31, 2020 and December 31, 2019:

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
    During the years ended December 31, 2020, December 31, 2019 and December 31, 2018, 67,480, 29,200 and 84,203 restricted common shares vested, respectively, including shares whose issuance has been deferred under the Director Deferred Fee Plan. The Company recognized stock-based compensation expense of approximately $699 thousand, $564 thousand and $265 thousand for the years ended December 31, 2020, December 31, 2019 and December 31, 2018, respectively. In addition, the Company had unamortized compensation expense of $619 thousand and $968 thousand for equity awards at December 31, 2020 and December 31, 2019, respectively.
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
    The following is a summary of restricted common stock vesting dates as of December 31, 2020 and December 31, 2019, including shares whose issuance has been deferred under the Director Deferred Fee Plan:

	December 31, 2020	December 31, 2019
Vesting Date	Shares Vesting	Shares Vesting
March 2020	—	36,000
June 2020	—	30,592
March 2021	36,000	36,000
June 2021	130,365	—
March 2022	36,000	36,000
	202,365	138,592
    The following table presents information with respect to the Company's restricted stock for the years ended December 31, 2020 and December 31, 2019, including shares whose issuance has been deferred under the Director Deferred Fee Plan:

	December 31, 2020		December 31, 2019
	Shares of Restricted Stock	Weighted Average Grant Date Fair Value(1)	Shares of Restricted Stock	Weighted Average Grant Date Fair Value(1)
Outstanding at beginning of period	894,289	$15.76	753,973	$16.77
Granted(2)	131,253	2.79	140,316	10.34
Outstanding at end of period	1,025,542	$14.10	894,289	$15.76
Unvested at end of period	202,365	$5.50	138,592	$10.34

(1)The grant date fair value of restricted stock awards is based on the closing market price of the Company's common stock at the grant date.

(2)Includes 3,978 shares and 3,536 shares of restricted stock attributed to dividends on restricted stock under the Director Deferred Fee Plan for the years ended December 31, 2020 and December 31, 2019, respectively.

Note 12—Stockholders' Equity
At-The-Market Program
    In March 2017, the Company entered into an equity distribution agreement with JMP Securities LLC, which was amended on June 5, 2020, under which the Company may offer and sell up to $100.0 million shares of common stock in an At-The-Market equity offering. During the year ended December 31, 2020, the Company sold 6,034,741 shares under this agreement with an average price of $3.70 per share for a total net proceeds of approximately $22.0 million. During the year ended December 31, 2019, the Company sold 299,497 shares under the agreement with an average price of $10.21 for a total net proceeds of approximately $3.0 million.
Secondary Public Offerings
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
Stock Repurchase Program
    On December 19, 2019, the Board of Directors of the Company reauthorized its repurchase program of up to 2,700,000 shares of its common stock through December 31, 2021. The previous reauthorization announced on December 21, 2017 of the Company's repurchase program of up to 2,100,000 shares of its common stock expired on December 31, 2019. Purchases made pursuant to the program will be made in the open market, in privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rules 10b5-1 and 10b-18 of the Securities and Exchange Act of 1934, as amended. The authorization does not obligate the Company to acquire any particular amount of common shares and the program may be suspended or discontinued at the Company's discretion without prior notice. The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. In March 2020, the Company repurchased 100,000 shares of common stock with a weighted average price of $5.78. The repurchased stock was not retired and will be accounted for as treasury stock.
Convertible Notes Exchange
    On July 1, 2020, the Company issued an aggregate of 1,354,084 shares of its common stock in exchange for $5.0 million aggregate principal amount of its 2022 Notes. See Note 7 - "Financings" for information related to the convertible notes agreement.
Dividends
    To preserve liquidity, the Company suspended its first and second quarter of 2020 common stock dividends given extraordinary market volatility driven by uncertainty surrounding the COVID-19 pandemic. Starting in the third quarter of 2020, the Company resumed payment of the quarterly dividend after making progress strengthening its balance sheet and improving liquidity and earnings power of its investment portfolio.
    The following table presents cash dividends declared and paid by the Company on its common stock:

Declaration Date	Record Date	Payment Date	Amount per Share	Tax Characterization
2020
December 17, 2020	December 28, 2020	January 26, 2021	$0.06	Not yet determined	(1)
September 22, 2020	October 2, 2020	October 26, 2020	$0.05	Return of capital

2019
December 19, 2019	December 30, 2019	January 24, 2020	$0.31	50% Ordinary income and 50% Return of Capital	(2)
September 19, 2019	September 30, 2019	October 25, 2019	$0.31	Ordinary income
June 20, 2019	July 1, 2019	July 26, 2019	$0.31	Ordinary income
March 21, 2019	April 1, 2019	April 26, 2019	$0.31	Ordinary income

(1)The cash distributions made on January 26, 2021, with a record date of December 28, 2020, are treated as received by stockholders on January 26, 2021 and taxable in calendar year 2021. The tax characterization of these distributions will be determined in January 2022.
(2)Only 50% of the cash distributions made on January 24, 2020, with a record date of December 30, 2019, were treated as received by stockholders on December 30, 2019 and taxable in calendar year 2019 as ordinary income with the remaining 50% taxable in calendar year 2020 and treated as return of capital.
Note 13—Net Income per Common Share
    The table below presents basic and diluted net income per share of common stock using the two-class method for the years ended December 31, 2020, December 31, 2019 and December 31, 2018 (dollars, other than shares and per share amounts, in thousands):

	For the year ended December 31, 2020	For the year ended December 31, 2019	For the year ended December 31, 2018
Numerator:
Net income attributable to common stockholders and participating securities for basic and diluted earnings per share	$(328,354)	$70,699	$26,409
Less:
Dividends and undistributed earnings allocated to participating securities	36	303	138
Net income allocable to common stockholders—basic and diluted	$(328,390)	$70,396	$26,271
Denominator:
Weighted average common shares outstanding for basic earnings per share	57,411,384	51,278,932	43,388,810
Weighted average common shares outstanding for diluted earnings per share	57,411,384	51,278,932	43,388,810
Basic earnings per common share	$(5.72)	$1.37	$0.61
Diluted earnings per common share	$(5.72)	$1.37	$0.61
    For the years ended December 31, 2020, December 31, 2019 and December 31, 2018, the Company excluded the effects of the convertible senior unsecured notes from the computation of diluted earnings per share since the average market value per share of the Company's common stock was below the exercise price of the convertible senior unsecured notes. For the years ended December 31, 2019 and December 31, 2018, the Company excluded the effects of the warrants from the computation of diluted earnings per share since the average market value per share of the Company’s common stock was below the exercise price of the warrants.
Note 14—Income Taxes

    As a REIT, the Company is not subject to federal income tax to the extent that it makes qualifying distributions to its stockholders and satisfies on a continuing basis, through actual investment and operating results, the REIT requirements including certain asset, income and stock ownership tests.
    Based on the Company's analysis of any potential uncertain income tax positions, the Company concluded that it does not have any uncertain tax positions that meet the recognition or measurement criteria as of December 31, 2020. The Company files U.S. federal and state income tax returns. As of December 31, 2020, U.S. federal tax returns filed by the Company for 2019, 2018 and 2017 and state tax returns filed for 2019, 2018, 2017, 2016 and 2015 are open for examination pursuant to relevant statutes of limitation. In the event that the Company incurs income tax related interest and penalties, the Company's policy is to classify them as a component of its provision for income taxes.
Income Tax Provision
    Subject to the limitation under the REIT asset test rules, the Company is permitted to own up to 100% of the stock of one or more TRS. Currently, the Company owns one TRS that is taxable as a corporation and is subject to federal, state and local income tax on its net income at the applicable corporate rates. The TRS, which was formed in Delaware on July 28, 2014, is a limited liability company and a wholly-owned subsidiary of the Company. For the years ended December 31, 2020, December 31, 2019 and December 31, 2018, the Company recorded a federal and state tax provision of approximately $396 thousand, $1.1 million, and $709 thousand, respectively.
    The following table summarizes the Company's income tax provision for the years ended December 31, 2020, December 31, 2019 and December 31, 2018 (dollars in thousands):

	For the year ended December 31, 2020	For the year ended December 31, 2019	For the year ended December 31, 2018
Current Tax Provision (Benefit)
Federal	$527	$860	$709
State	(452)	197	—
Total Current Provision for Income Taxes, net	75	1,057	709
Deferred Provision (Benefit) for Income Taxes
Federal	(85)	—	—
State	406	—	—
Total Deferred Benefit for Income Taxes, net	321	—	—
Total Income Tax Provision, net	$396	$1,057	$709

Deferred Tax Asset and Deferred Tax Liability

    As of December 31, 2020 and December 31, 2019, the Company recorded a deferred tax asset of approximately $21.0 million and $8.5 million, respectively, relating to capital loss carryforward and temporary differences as a result of the timing of income recognition of certain investments held in the TRS. The capital loss carryforwards may only be recognized to the extent of capital gains. There is uncertainty as to the TRS ability to recognize capital gains in the future. As a result, the Company has concluded it is more likely than not the deferred tax asset will not be realized and has recorded a full valuation allowance.

    In addition, the REIT generated net operating losses ("NOLs") during the years ended December 31, 2020 and December 31, 2017, related to its swap terminations, and for its California return a portion of the NOLs is apportioned to the TRS. The Company recorded a deferred state tax asset of $19.3 million and $6.0 million in the REIT and $2.1 million and $1.3 million in the TRS as of December 31, 2020 and December 31, 2019, respectively. The TRS can carryback the NOLs generated during the years ended December 31, 2020 and December 31, 2017 to each of the two preceding years to request a refund for taxes paid. As of December 31, 2020 and December 31, 2019, the Company has concluded it is more likely than not the deferred tax asset relating to the NOLs will not be realized, with the exception of the TRS carryback to 2015, and it has recorded a combined valuation allowance of $21.4 million and $6.9 million, respectively. The Company also recorded a deferred federal tax liability of $85 thousand as of December 31, 2019 in anticipation of the receipt of the state tax refund as a result of the carryback of the California NOL. The state tax refund was received during the year ended December 31, 2020.

    The following tables disclose the components of the Company's deferred tax asset and deferred tax liability at December 31, 2020 and 2019 (dollars in thousands):

Deferred Tax Asset	December 31, 2020	December 31, 2019
Net operating loss available for carry-back and carry-forward (1)	$21,402	$7,295
Net capital loss carry-forward (1)	11,966	6,775
Investments	9,061	1,719
Deferred tax asset	42,429	15,789
Allowance	(42,429)	(15,382)
Net deferred tax asset	$—	$407

Deferred Tax Liability	December 31, 2020	December 31, 2019
Net operating loss available for carry-back and carry-forward	$—	$85
Net deferred tax liability	$—	$85

(1) Net operating loss available for carry-forward begin to expire in 2037. Net capital loss available for carry-forward begin to expire in 2021.

Reconciliation of Tax Rate to Effective Tax Rate

    The Company's effective tax rate differs from its combined federal and state income tax rate primarily due to the deduction of dividends distributions to be paid under Code Section 857(a). The reconciliation of these rates are as follows:

	For the year ended December 31, 2020	For the year ended December 31, 2019
Federal statutory rate	21.0%	21.0%
State statutory rate, net of federal benefit	1.5%	(1.0)%
Other	—%	0.1%
Change in valuation allowance	(4.4)%	3.6%
REIT earnings not subject to corporate taxes	(18.2)%	(22.2)%
Effective Tax Rate	(0.1)%	1.5%

Note 15—Contingencies
    From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. Management is not aware of any material contingencies at December 31, 2020.

Note 16—Summarized Quarterly Results (unaudited)
    The following is a presentation of selected unaudited results of operations (in thousands - except per share data):

	Quarter Ended
	March 31, 2020	June 30, 2020(1) (Revised)	September 30, 2020	December 31, 2020
Net Interest Income:
Interest income	$54,846	$31,494	$43,970	$47,718
Interest expense	36,105	24,418	33,853	38,215
Net Interest Income	18,741	7,076	10,117	9,503

Other Income (Loss):
Realized gain (loss), net	89,186	(6,960)	718	1,327
Unrealized gain (loss), net	(296,111)	16,040	54,690	3,994
Gain (loss) on derivative instruments, net	(189,691)	(8,143)	(88)	219
Other, net	461	(45)	(31)	(46)
Other Income (Loss)	(396,155)	892	55,289	5,494

Expenses:
Management fee to affiliate	1,039	464	1,513	1,528
Financing fee	—	20,540	—	—
Other operating expenses	1,000	796	1,198	(139)
General and administrative expenses:
Compensation expense	662	692	716	717
Professional fees	1,480	1,541	827	1,030
Other general and administrative expenses	353	772	1,138	1,040
Total general and administrative expenses	2,495	3,005	2,681	2,787
Total Expenses	4,534	24,805	5,392	4,176

Income (loss) before income taxes	(381,948)	(16,837)	60,014	10,821
Income tax provision (benefit)	(93)	255	205	29
Net income (loss)	(381,855)	(17,092)	59,809	10,792
Net income attributable to non-controlling interest	2	2	2	2
Net income (loss) attributable to common stockholders and participating securities	$(381,857)	$(17,094)	$59,807	$10,790

Net income (loss) per Common Share — Basic	$(7.15)	$(0.31)	$0.98	$0.18
Net income (loss) per Common Share — Diluted	$(7.15)	$(0.31)	$0.98	$0.18

	Quarter Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Net Interest Income:
Interest income	$52,033	$53,818	$55,652	$55,761
Interest expense	36,400	37,958	39,082	36,834
Net Interest Income	15,633	15,860	16,570	18,927

Other Income (Loss):
Realized gain (loss), net	(5,105)	(8)	21,399	11,992
Other than temporary impairment	(1,232)	(3,295)	(1,819)	(2,228)
Unrealized gain (loss), net	50,781	74,614	35,030	(52,896)
Gain (loss) on derivative instruments, net	(27,148)	(71,530)	(47,056)	42,007
Other, net	236	532	918	518
Other Income (Loss)	17,532	313	8,472	(607)

Expenses:
Management fee to affiliate	1,735	1,832	1,800	1,987
Other operating expenses	1,598	1,253	1,589	1,079
General and administrative expenses:
Compensation expense	544	705	671	671
Professional fees	1,215	761	973	1,031
Other general and administrative expenses	185	530	344	441
Total general and administrative expenses	1,944	1,996	1,988	2,143
Total Expenses	5,277	5,081	5,377	5,209

Income before income taxes	27,888	11,092	19,665	13,111
Income tax provision (benefit)	12	478	(55)	622
Net income	$27,876	$10,614	$19,720	$12,489

Net income per Common Share—Basic	$0.58	$0.21	$0.37	$0.23
Net income per Common Share—Diluted	$0.58	$0.21	$0.37	$0.23

(1) The consolidated statements of operations for the three months ended June 30, 2020 was revised during the three months ended September 30, 2020 to reflect the under accrual of interest expense in the amount of $1.5 million.

Western Asset Mortgage Capital Corporation and Subsidiaries
Schedule IV
Mortgage Loans on Real Estate
As of December 31, 2020

$ in thousands Asset Type	Description	Number of Loans	Interest Rate	Maturity Date	Periodic Payment Terms(1)	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages(5)	Principal Amount of Loans Subject to Delinquent Principal or Interest
Residential Whole-Loans and Bridge Loans
Adjustable Rate Residential Mortgage Loan Held in Securitization Trusts	Original Loan Balance $0 - $249,999	616	Hybrid ARM 3.5% to 6.4%	11/01/2041 to 02/1/2050	P&I	$—	$97,397	$99,803	$437
Adjustable Rate Residential Mortgage Loan Held in Securitization Trusts	Original Loan Balance $250,000 - $499,999	871	Hybrid ARM 2.7% to 6.5%	01/01/2042 to 02/1/2050	P&I	—	286,860	294,282	3,352
Adjustable Rate Residential Mortgage Loan Held in Securitization Trusts	Original Loan Balance $500,000 - $749,999	283	Hybrid ARM 2.7% to 6.3%	02/01/2042 to 02/01/2050	P&I	—	159,657	163,515	2,348
Adjustable Rate Residential Mortgage Loan Held in Securitization Trusts	Original Loan Balance $750,000 - $999,999	125	Hybrid ARM 3.5% to 6.4%	05/01/2043 to 02/01/2050	P&I	—	101,109	103,489	790
Adjustable Rate Residential Mortgage Loan Held in Securitization Trusts	Original Loan Balance $1,000,000 - $1,249,999	30	Hybrid ARM 3.5% to 5.6%	9/01/2043 to 02/01/2050	P&I	—	31,365	31,956	989
Adjustable Rate Residential Mortgage Loan Held in Securitization Trusts	Original Loan Balance $1,250,000 - $1,499,999	16	Hybrid ARM 3.5% to 5.6%	12/01/2041 to 01/01/2050	P&I	—	21,025	21,514	—
Adjustable Rate Residential Mortgage Loan Held in Securitization Trusts	Original Loan Balance $1,500,000 and above	25	Hybrid ARM 2.7% to 6.1%	02/01/2042 to 01/01/2050	P&I	—	61,014	62,306	2,658
Variable Rate Residential Mortgage Loan Held in Securitization Trusts	Original Loan Balance $0 - $249,999	4	Variable 4.2% to 5.2%	02/01/2044 to 05/01/2044	P&I	—	546	571	—
Variable Rate Residential Mortgage Loan Held in Securitization Trusts	Original Loan Balance $250,000 - $499,999	4	Variable 4% to 5.2%	04/01/2044 to 06/01/2046	P&I	—	1,288	1,343	—
Variable Rate Residential Mortgage Loan Held in Securitization Trusts	Original Loan Balance $500,000 - $749,999	1	Variable 5.2% to 5.2%	04/01/2044 to 04/01/2044	P&I	—	440	449	—
Variable Rate Residential Mortgage Loan Held in Securitization Trusts	Original Loan Balance $1,250,000 - $1,499,999	2	Variable 4.2% to 5.2%	02/01/2044 to 05/01/2044	P&I	—	1,314	1,389	—
Fixed Rate Residential Mortgage Loan Held in Securitization Trusts	Original Loan Balance $0 - $249,999	163	Fixed 4.6% to 7.1%	07/01/2026 to 02/01/2050	P&I	—	24,752	25,457	340

$ in thousands Asset Type	Description	Number of Loans	Interest Rate	Maturity Date	Periodic Payment Terms(1)	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages(5)	Principal Amount of Loans Subject to Delinquent Principal or Interest
Fixed Rate Residential Mortgage Loan Held in Securitization Trusts	Original Loan Balance $250,000 - $499,999	194	Fixed 4.2% to 7.2%	09/01/2026 to 02/01/2050	P&I	—	66,638	68,391	691
Fixed Rate Residential Mortgage Loan Held in Securitization Trusts	Original Loan Balance $500,000 - $749,999	93	Fixed 4.6% to 6.5%	11/01/2033 to 02/01/2050	P&I	—	53,733	54,964	630
Fixed Rate Residential Mortgage Loan Held in Securitization Trusts	Original Loan Balance $750,000 - $999,999	35	Fixed 2.7% to 5.9%	11/01/2033 to 02/01/2050	P&I	—	29,259	29,974	805
Fixed Rate Residential Mortgage Loan Held in Securitization Trusts	Original Loan Balance $1,000,000 - $1,249,999	15	Fixed 4.9% to 5.9%	02/01/2048 to 01/01/2050	P&I	—	16,129	16,547	—
Fixed Rate Residential Mortgage Loan Held in Securitization Trusts	Original Loan Balance $1,250,000 - $1,499,999	10	Fixed 4.7% to 6.3%	02/01/2036 to 02/01/2050	P&I	—	12,443	12,822	—
Fixed Rate Residential Mortgage Loan Held in Securitization Trusts	Original Loan Balance $1,500,000 and above	10	Fixed 4.6% to 5.7%	09/01/2048 to 02/01/2050	P&I	—	19,586	20,010	2,271
Fixed Rate Residential Bridge Loans Held in Securitization Trusts	Original Loan Balance $0 - $249,999	12	Fixed 9% to 18%	12/31/2020 to 12/31/2020	Interest Only(3)	—	1,373	1,101	1,268
Fixed Rate Residential Bridge Loans Held in Securitization Trusts	Original Loan Balance $250,000 - $499,999	3	Fixed 8% to 11.3%	12/31/2020 to 02/01/2021	Interest Only(3)	—	1,144	1,067	771
Fixed Rate Residential Bridge Loans Held in Securitization Trusts	Original Loan Balance $500,000 - $749,999	4	Fixed 8.8% to 10%	12/31/2020 to 12/31/2020	Interest Only(3)	—	2,455	2,357	1,353
Fixed Rate Residential Bridge Loans Held in Securitization Trusts	Original Loan Balance $750,000 - $999,999	7	Fixed 8.5% to 10.5%	12/31/2020 to 12/31/2020	Interest Only(3)	—	6,183	5,708	2,579
Fixed Rate Residential Bridge Loans Held in Securitization Trusts	Original Loan Balance $1,000,000 - $1,249,999	1	Fixed 9% to 9%	12/31/2020 to 12/31/2020	Interest Only(3)	—	1,125	1,013	1,125
Fixed Rate Residential Bridge Loans Held in Securitization Trusts	Original Loan Balance $1,250,000 - $1,499,999	1	Fixed 10.8% to 10.8%	12/31/2020 to 12/31/2020	Interest Only(3)	—	1,295	1,165	1,295
Fixed Rate Residential Bridge Loans Held in Securitization Trusts	Original Loan Balance $1,500,000 and above	1	Fixed 8.5% to 8.5%	12/31/2020 to 12/31/2020	Interest Only(3)	—	1,672	1,505	1,672
Total Residential Whole-Loans and Bridge Loans						$—	$999,802	$1,022,698	$25,374

Western Asset Mortgage Capital Corporation and Subsidiaries
Schedule IV
Mortgage Loans on Real Estate
As of December 31, 2020

$ in thousands Asset Type	Description	Number of Loans	Interest Rate	Maturity Date	Periodic Payment Terms(1)	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages(5)	Principal Amount of Loans Subject to Delinquent Principal or Interest
Commercial Loans
Commercial Loan Held in Securitization Trust	Original Loan Balance $45,187,500	1	LIBOR + 4.25%	08/06/2021	Interest Only(4)	$—	$45,188	$44,965	$—
Commercial Loan Held in Securitization Trust	Original Loan Balance $13,600,000	1	LIBOR + 4.00%	11/30/2021	Interest Only(4)	—	9,200	9,179	—
Commercial Loan Held in Securitization Trust	Original Loan Balance $32,000,000	1	LIBOR + 4.10%	07/06/2021	Interest Only(4)	$—	$14,362	$14,322	$—
Commercial Loan	Original Loan Balance $30,000,000	1	LIBOR + 4.5%	06/09/2020	Interest Only(4)	—	30,000	27,403	30,000
Commercial Loan	Original Loan Balance $50,000,000	1	LIBOR + 4.75%	01/11/2024	Interest Only(4)	—	47,219	46,776	—
Commercial Loan	Original Loan Balance $90,000,000	1	LIBOR + 9.25%	06/29/2024	Interest Only(4)	—	90,000	80,291	—
Commercial Loan	Original Loan Balance $40,000,000	1	LIBOR + 3.02%	08/09/2023	Interest Only(4)	—	40,000	39,300	—
Commercial Loan	Original Loan Balance $13,206,521	1	LIBOR + 3.75%	11/06/2024	Interest Only(4)	—	13,207	12,858	—
Commercial Loan	Original Loan Balance $24,534,783	1	LIBOR + 3.75%	11/06/2024	Interest Only(4)	—	24,535	23,887	—
Commercial Loan	Original Loan Balance $7,258,696	1	LIBOR + 3.75%	11/06/2024	Interest Only(4)	—	7,259	7,067	—
Commercial Loan	Original Loan Balance $4,425,400	1	LIBOR + 4.85%	12/06/2022	Interest Only(4)	—	4,474	4,475	—
Total Commercial Loans						$—	$325,444	$310,523	$30,000

Securitized Commercial Loans
Commercial Loan Held in Securitization Trust	Original Loan Balance $900,000,000	1	LIBOR + 8.50%	03/09/2021	Interest Only(4)	—	354,202	339,384	—
Commercial Loan Held in Securitization Trust	Original Loan Balance $1,400,000,000	1	Fixed 4.37%	09/15/2025	Interest Only(4)	—	1,385,591	1,265,951	—
Total Securitized Commercial Loans						$—	$1,739,793	$1,605,335	$—

Total Residential and Commercial Loans						$—	$3,065,039	$2,938,556	$55,374

(1) Principal and interest ("P&I")
(2) Interest only payments for initial 2 years. After 2 years, monthly P&I payments are based on an 2 years amortization schedule and a balloon payment is due on the maturity date.
(3) Residential Bridge Loans are mainly interest only loans with a balloon payment at maturity.
(4) The borrower may prepay the commercial loan in whole or in part at any time in accordance with the terms of the loan agreement.
(5) The carrying value of the reflects the fair value of the mortgage loans.
Reconciliation of Carrying Value of Mortgage Loans on Real Estate:

	2020	2019	2018
Beginning balance	$2,691,532	$2,493,238	$368,972
Additions during period:
New mortgage loans	113,340	2,042,587	2,901,479
Unrealized gains	—	21,291	631
Capitalized interest	829	—	—
Mortgage loan of consolidated VIE	1,245,287	—	—
Deductions during period:
Collections of principal	713,854	1,853,630	769,605
Transfer to REO	419	5,029	143
Amortization of premium and (discounts), net	(4,805)	5,247	5,692
Unrealized losses	97,089	1,191	2,356
Sales of mortgage loans	144,259	—	—
Realized losses	10,812	487	48
Mortgage loan of deconsolidated VIE	150,804	—	—
Balance at end of period	$2,938,556	$2,691,532	$2,493,238

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
The Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2020.
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
•pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
Management of the Company has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2020. In making its assessment of internal control over financial reporting, management used the criteria described in "Internal Control—Integrated Framework" (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission, ("COSO"). Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2020 based on criteria in "Internal Control—Integrated Framework" (2013 framework) issued by the COSO.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
(c) Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    Other Information
None.
PART III
ITEM 10.    Directors, Executive Officers and Corporate Governance
The information regarding the Company's directors, executive officers and certain other matters required by Item 401 of Regulation S-K is incorporated herein by reference to the Company's proxy statement relating to its annual meeting of stockholders to be held on or about June 10, 2021 (the "Proxy Statement"), to be filed with the SEC within 120 days after December 31, 2020.
The information regarding compliance with Section 16(a) of the Exchange Act required by Item 405 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2020.
The information regarding the Company's Code of Business Conduct and Ethics required by Item 406 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2020.
The information regarding certain matters pertaining to the Company's corporate governance required by Item 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2020.
ITEM 11.    Executive Compensation.
The information regarding executive compensation and other compensation related matters required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2020.
ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
The tables on equity compensation plan information and beneficial ownership of the Company required by Items 201(d) and 403 of Regulation S-K are incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2020.
ITEM 13.    Certain Relationships and Related Transactions and Director Independence
The information regarding transactions with related persons, promoters and certain control persons and director independence required by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2020.
ITEM 14.    Principal Accounting Fees and Services
The information concerning principal accounting fees and services and the Audit Committee's pre-approval policies and procedures required by Item 9(e) of Schedule 14A is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2020.
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
March 5, 2021
________________________________________________________________________________________________________________________
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Jennifer W. Murphy Jennifer W. Murphy President, Chief Executive Officer and Director (Principal Executive Officer)
March 5, 2021
By:	/s/ LISA MEYER Lisa Meyer Chief Financial Officer & Treasurer (Principal Financial and Accounting Officer)
March 5, 2021
By:	/s/ JAMES W. HIRSCHMANN III James W. Hirschmann III Director
March 5, 2021
By:	/s/ EDWARD D. FOX JR. Edward D. Fox Jr. Director
March 5, 2021
By:	/s/ RICHARD ROLL Richard Roll Director
March 5, 2021
By:	/s/ M. CHRISTIAN MITCHELL M. Christian Mitchell Director
March 5, 2021
By:	/s/ RANJIT M. KRIPALANI Ranjit M. Kripalani Director
March 5, 2021