Form 10-Q
period 2021-03-31
Western Asset Mortgage Capital Corp
filed 2021-05-06
CIK 1465885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
 For the quarterly period ended March 31, 2021

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

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

As of May 5, 2021 there were 60,812,701 shares, par value $0.01, of the registrant’s common stock outstanding.

Part I
ITEM I. Financial Statements

Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands—except share and per share data)
(Unaudited)

	March 31, 2021	December 31, 2020
Assets:
Cash and cash equivalents	$25,159	$31,613
Restricted cash	24,331	76,132
Agency mortgage-backed securities, at fair value ($1,629 and $1,708 pledged as collateral, at fair value, respectively)	1,629	1,708
Non-Agency mortgage-backed securities, at fair value ($160,184 and $167,970 pledged as collateral, at fair value, respectively)	172,690	189,462
Other securities, at fair value ($48,666 and $48,754 pledged as collateral, at fair value, respectively)	48,666	48,754
Residential Whole Loans, at fair value ($929,215 and $1,008,782 pledged as collateral, at fair value, respectively)	929,215	1,008,782
Residential Bridge Loans ($11,212 and $12,813 at fair value and $12,044 and $12,960 pledged as collateral, respectively)	12,315	13,916
Securitized commercial loans, at fair value	1,636,127	1,605,335
Commercial Loans, at fair value ($312,061 and $310,523 pledged as collateral, at fair value, respectively)	312,061	310,523
Investment related receivable	33,608	30,576
Interest receivable	13,112	13,568
Due from counterparties	1,065	2,327
Derivative assets, at fair value	136	161
Other assets	3,249	3,152
Total Assets (1)	$3,213,363	$3,336,009

Liabilities and Equity:
Liabilities:
Repurchase agreements, net	$347,132	$356,923
Convertible senior unsecured notes, net	164,835	170,797
Securitized debt, net ($1,582,440 and $1,553,722 at fair value and $217,972 and $215,753 held by affiliates, respectively)	2,390,122	2,446,012
Interest payable (includes $765 and $784 on securitized debt held by affiliates, respectively)	8,878	12,006
Due to counterparties	61	321
Derivative liability, at fair value	648	656
Accounts payable and accrued expenses	2,403	2,686
Payable to affiliate	3,161	3,171
Dividend payable	3,649	3,649
Other liabilities	32,873	84,674
Total Liabilities (2)	2,953,762	3,080,895

Commitments and contingencies

Stockholders’ Equity:
Common stock: $0.01 par value, 500,000,000 shares authorized, 60,812,701 and 60,812,701 outstanding, respectively	609	609
Preferred stock, $0.01 par value, 100,000,000 shares authorized and no shares outstanding	—	—
Treasury stock, at cost, 100,000 and 100,000 shares held, respectively	(578)	(578)
Additional paid-in capital	915,659	915,458
Retained earnings (accumulated deficit)	(656,091)	(660,377)
Total Stockholders’ Equity	259,599	255,112
Non-controlling interest	2	2
Total Equity	259,601	255,114
Total Liabilities and Equity	$3,213,363	$3,336,009
 See notes to unaudited consolidated financial statements.
Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Balance Sheets (Continued)
(in thousands — except share and per share data)
(Unaudited)

	March 31, 2021	December 31, 2020
(1) Assets of consolidated VIEs included in the total assets above:
Restricted cash	$24,331	$76,132
Residential Whole Loans, at fair value ($929,215 and $1,008,782 pledged as collateral, at fair value, respectively)	929,215	1,008,782
Residential Bridge Loans ($10,941 and $11,858 at fair value and $12,044 and $12,960 pledged as collateral, respectively)	12,044	12,960
Securitized commercial loans, at fair value	1,636,127	1,605,335
Commercial Loans, at fair value ($68,569 and $68,466 pledged as collateral, at fair value, respectively)	68,569	68,466
Investment related receivable	31,239	27,987
Interest receivable	10,594	10,936
Other assets	80	80
Total assets of consolidated VIEs	$2,712,199	$2,810,678

(2) Liabilities of consolidated VIEs included in the total liabilities above:
Securitized debt, net ($1,582,440 and $1,553,722 at fair value and $217,972 and $215,753 held by affiliates, respectively)	$2,390,122	$2,446,012
Interest payable (includes $765 and $784 on securitized debt held by affiliates, respectively)	7,594	7,882
Accounts payable and accrued expenses	48	89
Other liabilities	24,331	76,132
Total liabilities of consolidated VIEs	$2,422,095	$2,530,115

See notes to unaudited consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Statements of Operations
(in thousands—except share and per share data)
(Unaudited)

	For the three months ended March 31, 2021	For the three months ended March 31, 2020
Net Interest Income
Interest income	$46,017	$54,846
Interest expense (includes $3,693 and $2,164 on securitized debt held by affiliates, respectively)	36,769	36,105
Net Interest Income	9,248	18,741

Other Income (Loss)
Realized gain (loss), net	(5,725)	89,186
Unrealized gain (loss), net	9,050	(296,111)
Gain (loss) on derivative instruments, net	26	(189,691)
Other, net	(28)	461
Other Income (Loss)	3,323	(396,155)

Expenses
Management fee to affiliate	1,477	1,039
Other operating expenses	392	1,000
General and administrative expenses:
Compensation expense	708	662
Professional fees	879	1,480
Other general and administrative expenses	1,062	353
Total general and administrative expenses	2,649	2,495
Total Expenses	4,518	4,534

Income (loss) before income taxes	8,053	(381,948)
Income tax provision (benefit)	98	(93)
Net income (loss)	7,955	(381,855)
Net income attributable to non-controlling interest	2	2
Net income (loss) attributable to common stockholders and participating securities	$7,953	$(381,857)

Net income (loss) per Common Share — Basic	$0.13	$(7.15)
Net income (loss) per Common Share — Diluted	$0.13	$(7.15)

See notes to unaudited consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Statements of Changes in Equity
(in thousands—except shares and share data)
(Unaudited)

	Three Months Ended March 31, 2021
	Common Stock Outstanding		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Stockholders' Equity	Non-Controlling Interest	Total Equity
	Shares	Par
Balance at December 31, 2020	60,812,701	$609	$915,458	$(660,377)	$(578)	$255,112	$2	$255,114
Vesting of restricted stock	—	—	183	—	—	183	—	183
Net income	—	—	—	7,953	—	7,953	2	7,955
Dividends declared on non-controlling interest	—	—	—	—	—	—	(2)	(2)
Dividends declared on common stock	—	—	18	(3,667)	—	(3,649)	—	(3,649)
Balance at March 31, 2021	60,812,701	$609	$915,659	$(656,091)	$(578)	$259,599	$2	$259,601

	Three Months Ended March 31, 2020
	Common Stock Outstanding		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Stockholders' Equity	Non-Controlling Interest	Total Equity
	Shares	Par
Balance at December 31, 2019	53,523,876	$535	$889,227	$(325,301)	$—	$564,461	$—	$564,461
Proceeds from non-controlling interest, net of offering costs	—	—	—	—	—	—	42	42
Vesting of restricted stock	—	—	165	—	—	165	—	165
Treasury stock	(100,000)	—	—	—	(578)	(578)	—	(578)
Net loss	—	—	—	(381,857)	—	(381,857)	2	(381,855)
Dividends declared on non-controlling interest	—	—	—	—	—	—	(2)	(2)
Balance at March 31, 2020	53,423,876	$535	$889,392	$(707,158)	$(578)	$182,191	$42	$182,233

See notes to unaudited consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows (in thousands)
(Unaudited)

	For the three months ended March 31, 2021	For the three months ended March 31, 2020
Cash flows from operating activities:
Net income (loss)	$7,955	$(381,855)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Premium amortization and (discount accretion), net	(170)	1,837
Interest income earned added to principal of investments	(174)	—
Amortization of deferred financing costs	1,367	646
Amortization of discount on convertible senior unsecured notes	245	273
Restricted stock amortization	182	165
Interest payments and basis recovered on MAC interest rate swaps	—	202
Premium on purchase of Residential Whole Loans	—	(3,858)
Unrealized (gain) loss, net	(9,050)	296,111
Realized gain on extinguishment of convertible senior notes	(240)	—
Realized loss on sale of real estate owned ("REO")	—	267
Unrealized (gain) loss on derivative instruments, net	17	8,807
Realized (gain) loss on investments, net	5,965	(89,453)
Loss on derivatives, net	—	135
Changes in operating assets and liabilities:
Interest receivable	456	4,608
Investment related receivable	177	—
Other assets	587	(1,583)
Interest payable	(3,128)	(8,572)
Accounts payable and accrued expenses	(259)	3,119
Payable to affiliate	(10)	1,089
Other liabilities	(1)	—
Net cash provided by (used in ) in operating activities	3,919	(168,062)
Cash flows from investing activities:
Purchase of securities	—	(320,997)
Proceeds from sale of securities	—	1,685,381
Proceeds from sale of REO	—	1,347
Principal repayments and basis recovered on securities	1,041	25,454
Purchase of Residential Whole Loans	—	(109,481)
Principal repayments on Residential Whole Loans	90,663	77,217
Principal repayments on commercial loans	148	37,638
Principal repayments on securitized commercial loans	51,167	154,702
Principal repayments on Residential Bridge Loans	2,183	6,372
Premium for credit default swaps, net	—	(566)
Net settlements of TBAs	—	883
Interest payments and basis recovered on MAC interest rate swaps	—	(202)
Due from counterparties	—	(4,120)
Payments made on reverse repurchase agreements, net	—	(24,826)
Net cash provided by investing activities	145,202	1,528,802

Cash flows from financing activities:
Payment of offering costs	(24)	(3)
Repurchase of common stock	—	(578)
Payments on extinguishment of convertible senior notes	(6,315)	—
Proceeds from offering to non-controlling interest, net of offering costs	—	42
Proceeds from repurchase agreement borrowings	726,551	5,786,714

Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Continued) (in thousands)
(Unaudited)

	For the three months ended March 31, 2021	For the three months ended March 31, 2020
Repayments of repurchase agreement borrowings	(737,018)	(7,057,810)
Proceeds from other liabilities	—	12,549
Proceeds from securitized debt	—	92,828
Repayments of securitized debt	(136,119)	(208,379)
Payments made for deferred financing costs	(2)	—
Due from counterparties, net	1,262	(14,603)
Due to counterparties, net	(260)	24,102
Decrease in other liabilities	(51,802)	(19,720)
Dividends paid on common stock	(3,649)	(16,590)
Net cash used in financing activities	(207,376)	(1,401,448)
Net decrease in cash, cash equivalents and restricted cash	(58,255)	(40,708)
Cash, cash equivalents and restricted cash, beginning of period	107,745	84,279
Cash, cash equivalents and restricted cash, end of period	$49,490	$43,571

Supplemental disclosure of operating cash flow information:
Interest paid	$32,294	$43,800
Supplemental disclosure of non-cash financing/investing activities:
Securities sold, not settled	$—	$47,475
Assets of deconsolidated VIE	$—	$(150,804)
Liabilities of deconsolidated VIE	$—	$143,952
Mortgage-backed securities recorded upon deconsolidation	$—	$6,852
Net unsettled TBAs	$—	$612
Dividends and distributions declared, not paid	$3,649	$—
Dividends to non-controlling interest, not paid	$2	$2
Principal payments of Residential Whole Loans, not settled	$31,239	$22,181
Principal payments of Residential Bridge Loans, not settled	$—	$2,557
Other assets - Transfer of Bridge Loans to REO	$684	$489

Reconciliation of cash, cash equivalents and restricted cash reported in the Consolidated Balance Sheets:
Cash and cash equivalents	$25,159	$10,342
Restricted cash	24,331	33,229
Total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$49,490	$43,571

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

Note 1 — Organization

Western Asset Mortgage Capital Corporation, a Delaware corporation, and its subsidiaries (the “Company”), commenced operations in May 2012. The Company invests in, finances and manages a diversified portfolio of real estate related securities, Whole Loans and other financial assets.  The Company’s current portfolio is comprised of Non-Qualified Residential Whole Loans ("Non-QM"), Commercial Loans, Non-Agency CMBS and to a lesser extent Agency RMBS, Non-Agency RMBS, Residential Bridge Loans, GSE Risk Transfer Securities and asset-backed securities (“ABS”) secured by a portfolio of private student loans.  The Company’s investment strategy is based on Western Asset Management Company, LLC’s (the “Manager”) perspective of which mix of portfolio assets it believes provides the Company with the best risk-reward opportunities at any given time.  The Manager will vary the allocation among various asset classes subject to maintaining the Company’s qualification as a REIT and maintaining its exemption from the Investment Company Act of 1940, as amended (the “1940 Act”).  These restrictions limit the Company’s ability to invest in non-qualifying MBS, non-real estate assets and/or assets which are not secured by real estate.  Accordingly, the Company’s portfolio will continue to be principally invested in qualifying MBS, Whole Loans and other real estate related assets.

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

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited financial statements and related notes have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial reporting in accordance with Article 10 of Regulation S-X and the instructions to Form 10-Q. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary have been made to state fairly the Company’s financial position, results of operations and cash flows. The results of operations for the period ended March 31, 2021, are not necessarily indicative of the results to be expected for the full year or any future period. These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 5, 2021.

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

Impact of the COVID-19 Pandemic

During the quarter ended March 31, 2020, the COVID-19 pandemic, created extensive disruptions to the global economy and the lives of individuals throughout the world. Governments and businesses have taken and are continuing to take unprecedented actions to contain the spread of COVID-19 and to mitigate its effects, including quarantines, travel bans, shelter-in-place orders, closures of businesses and schools, fiscal stimulus, and legislation designed to deliver monetary aid and other relief. The scope, duration, and full effects of COVID-19 are still not fully known. The pandemic and related efforts to contain the COVID-19 have disrupted global economic activity, impacted interest rates, increased economic and market uncertainty, disrupted trade and supply chains, and created unprecedented financial market conditions and disruptions. This rapid disruption in the fixed income markets in early 2020 specifically in mortgage markets had an adverse impact on our book value, liquidity, results of operations, and financial position.

While the development and roll out of vaccines offer a prospective timeline for recovery, our Manager's view is that it will take some time, if ever, for economic and social conditions to fully rebound. The full impact of COVID-19 on our results of operations, financial position and cost of capital is still uncertain as it depends on several factors beyond our control. Our Manager's outlook is that (i) global economy is slowly recovering, (ii) fiscal and monetary is expected to remain supportive, (iii) the second half of 2021 should see a meaningful pick up in growth as the economy reopens (iv) central bank policy rates are expected to be very low for very long , and (v) inflation pick-up will prove transitory and not persistent. The Company continues to operate in a manner that preserves liquidity, reduces exposure to short-term repurchase agreement financings, and reduces expenses.

Significant Accounting Policies

    There have been no significant changes to our accounting policies included in Note 2 to the consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2020.

Recently adopted accounting pronouncements

Description	Adoption Date	Effect on Financial Statements

In January 2020, the FASB issued ASU 2020-01, “Investments-Equity Securities (Topic 321), Investment-Equity Method and Joint Ventures (Topic 323, and Derivatives and Hedging (Topic 815).” The amendments in this Update clarify the interaction of the accounting for equity securities under Topic 321 and investments accounted for under the equity method of accounting in Topic 323 and the accounting for certain forward contracts and purchase options accounted for under Topic 815.	First quarter 2021.	The adoption of this standard did not have a material impact on the consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The amendments in this Update provide optional expedients and exceptions for applying generally accepted accounting principles (GAAP) to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this Update apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU 2021-01, "Reference Rate Reform (Topic 848)." The amendments in this Update clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition.
	March 12, 2020 through December 31, 2022	The adoption of this standard did not have a material impact on the consolidated financial statements.

Recently issued accounting pronouncements

Description	Effective Date	Effect on Financial Statements

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

Note 3 — Fair Value of Financial Instruments

The following tables present the Company’s financial instruments carried at fair value as of March 31, 2021 and December 31, 2020, based upon the valuation hierarchy (dollars in thousands):

	March 31, 2021
	Fair Value
	Level I	Level II	Level III	Total
Assets
Agency RMBS Interest-Only Strips	$—	$—	$158	$158
Agency RMBS Interest-Only Strips accounted for as derivatives, included in MBS	—	—	1,471	1,471
Subtotal Agency MBS	—	—	1,629	1,629
Non-Agency CMBS	—	137,072	8,959	146,031
Non-Agency RMBS	—	—	22,903	22,903
Non-Agency RMBS Interest-Only Strips	—	—	3,756	3,756
Subtotal Non-Agency MBS	—	137,072	35,618	172,690

Other securities	—	39,610	9,056	48,666
Total mortgage-backed securities and other securities	—	176,682	46,303	222,985

Residential Whole Loans	—	—	929,215	929,215
Residential Bridge Loans	—	—	11,212	11,212
Securitized commercial loans	—	—	1,636,127	1,636,127
Commercial Loans	—	—	312,061	312,061
Derivative assets	—	136	—	136
Total Assets	$—	$176,818	$2,934,918	$3,111,736

Liabilities
Derivative liabilities	$—	$648	$—	$648
Securitized debt	—	1,567,494	14,946	1,582,440
Total Liabilities	$—	$1,568,142	$14,946	$1,583,088

	December 31, 2020
	Fair Value
	Level I	Level II	Level III	Total
Assets
Agency RMBS Interest-Only Strips	$—	$—	$143	$143
Agency RMBS Interest-Only Strips accounted for as derivatives, included in MBS	—	—	1,565	1,565
Subtotal Agency MBS	—	—	1,708	1,708

Non-Agency CMBS	—	155,093	8,988	164,081
Non-Agency RMBS	—	—	21,416	21,416
Non-Agency RMBS Interest-Only Strips	—	—	3,965	3,965
Subtotal Non-Agency MBS	—	155,093	34,369	189,462

Other securities	—	40,161	8,593	48,754
Total mortgage-backed securities and other securities	—	195,254	44,670	239,924

Residential Whole Loans	—	—	1,008,782	1,008,782
Residential Bridge Loans	—	—	12,813	12,813
Securitized commercial loan	—	—	1,605,335	1,605,335
Commercial Loans	—	—	310,523	310,523
Derivative assets	—	161	—	161
Total Assets	$—	$195,415	$2,982,123	$3,177,538

Liabilities
Derivative liabilities	$—	$656	$—	$656
Securitized debt	—	1,538,304	15,418	1,553,722
Total Liabilities	$—	$1,538,960	$15,418	$1,554,378

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

During the quarter ended March 31, 2021, there were limited, residential whole loans sale transactions. The independent third party pricing service used a combination of recent loan trades and recent residential whole loans securitization transactions adjusted for deal cost and liquidity premium, to form their opinion on the appropriate discount rate.

The values for the Conforming Residential Whole Loan Portfolio were based on a third party pricing service valuation model that assigns a loan value using TBA prices, adjusted for delivery to Fannie Mae using Fannie Mae's loan-level price adjustment matrix. In addition to pricing the underlying mortgages, the third party pricing service uses a service release premium valuation representing the sale of the right to service the mortgages. Together, the TBA price and service release premium price form the "All-In" price for these mortgages. During the quarter ended June 30, 2020, the Company sold its Conforming Residential Whole Loan portfolio and as of March 31, 2021 and December 31, 2020, holds no Conforming Residential Whole Loans in its investment portfolio.

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

Commercial Loans

    Values for the Company's Commercial Loans are based upon prices obtained from an independent third party pricing service that specializes in loan valuation, utilizing a valuation model that is calibrated to recent loan trade execution. Their valuation methodology incorporates commonly used market pricing methods, which include the inputs considered most significant to the determination of fair value of the Company's Commercial Loans. The assumptions made by the independent third party pricing vendor include a market discount rate, default assumption and loss severity. The Company reviews the analysis provided by the pricing service as well as the key assumptions. Due to the inherent uncertainty of such valuation, the fair values established for commercial loans held by the Company may differ from the fair values that would have been established if a readily available market existed for these loans. Accordingly, the Company's commercial loans are classified as a Level III.

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

Derivatives

Values for the Company's derivatives are based upon prices from third party pricing services, whose pricing is subject to review by the Manager’s pricing committee. In valuing its over-the-counter interest rate derivatives, such as swaps and swaptions, its currency derivatives, such as swaps and forwards and credit derivatives such as total return swaps, the Company considers the creditworthiness of both the Company and its counterparties, along with collateral provisions contained in each derivative agreement, from the perspective of both the Company and its counterparties. No credit valuation adjustment was made in determining the fair value of interest rate derivatives and/or futures contracts for the periods ended March 31, 2021 and December 31, 2020.

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

The following tables present a summary of the available quantitative information about the significant unobservable inputs used in the fair value measurement of financial instruments for which the Company has utilized Level III inputs to determine fair value as of March 31, 2021 and December 31, 2020 (dollars in thousands):

	Fair Value at			Range
	March 31, 2021	Valuation Technique	Unobservable Input	Minimum	Maximum		Weighted Average

Residential Whole Loans	929,215	Discounted Cash Flow	Market Discount Rate	2.2%	7.5%		3.9%
			Weighted Average Life	1.7	9.4		3.4
Residential Bridge Loans	11,212	Discounted Cash Flow	Market Discount Rate	9.0%	31.4%	(1)	16.4%
			Weighted Average Life	0.3	2.8		1.5
Commercial Loans	312,061	Discounted Cash Flow	Market Discount Rate	6.3%	18.5%		10.4%
			Weighted Average Life	0.3	1.7		0.8

	Fair Value at			Range
	December 31, 2020	Valuation Technique	Unobservable Input	Minimum	Maximum		Weighted Average

Residential Whole Loans	1,008,782	Discounted Cash Flow	Market Discount Rate	2.1%	7.5%		4.1%
			Weighted Average Life	1.5	8.4		2.9
Residential Bridge Loans	12,813	Discounted Cash Flow	Market Discount Rate	8.0%	35.2%	(1)	18.0%
			Weighted Average Life	0.3	2.6		1.3
Commercial Loans	310,523	Discounted Cash Flow	Market Discount Rate	6.3%	18.4%		10.5%
			Weighted Average Life	0.5	1.9		0.7

(1)     Yield to maturity is the total return on the loan expressed as an annual rate. Delinquent Bridge Loans that are nearing maturity and with fair value that is significantly less than the principal amount have a higher discount rate or yield to maturity.

The following tables present additional information about the Company’s financial instruments which are measured at fair value on a recurring basis for which the Company has utilized Level III inputs to determine fair value:

	Three months ended March 31, 2021
$ in thousands	Agency MBS	Non-Agency MBS	Other Securities	Residential Whole Loans	Residential Bridge Loans	Commercial Loans	Securitized commercial loans	Securitized debt
Beginning balance	$1,708	$34,369	$8,593	$1,008,782	$12,813	$310,523	$1,605,335	$15,418
Transfers into Level III from Level II	—	—	—	—	—	—	—	—
Transfers from Level III into Level II	—	—	—	—	—	—	—	—
Transfers to REO	—	—	—	—	(684)	—	—	—
Loan modifications / capitalized interest	—	—	—	174	—	—	—	—
Principal repayments	—	(119)	—	(95,015)	(1,082)	(148)	(51,168)	—
Total net gains / losses included in net income
Realized gains/(losses), net on assets	—	—	—	—	(36)	—	—	—
Unrealized gains/(losses), net on assets(1)	25	1,302	426	16,805	203	1,622	75,810	—
Unrealized (gains)/losses, net on liabilities(2)	—	—	—	—	—	—	—	776
Premium and discount amortization, net	(104)	66	37	(1,531)	(2)	64	6,150	(1,248)
Ending balance	$1,629	$35,618	$9,056	$929,215	$11,212	$312,061	$1,636,127	$14,946

Unrealized gains/(losses), net on assets held at the end of the period(1)	$25	$1,302	$426	$17,525	$58	$1,622	$75,810	$—
Unrealized gains/(losses), net on liabilities held at the end of the period(2)	$—	$—	$—	$—	$—	$—	$—	$(776)

	Three months ended March 31, 2020
$ in thousands	Agency MBS	Non-Agency MBS	Other Securities	Residential Whole Loans	Residential Bridge Loans	Commercial Loans	Securitized commercial loan	Securitized debt
Beginning balance	$15,915	$45,814	$17,196	$1,375,860	$33,269	$370,213	$909,040	$1,057
Transfers from Level III into Level II	—	—	(6,482)	—	—	—	—	—
Purchases	—	—	—	111,486	—	—	—	—
Sales and settlements	—	(12,702)	—	—	—	—	—	—
Transfers to REO	—	—	—	—	(489)	—	—	—
VIE deconsolidation	—	6,852	—	—	—	—	(150,804)	—
Principal repayments	—	(320)	(153)	(80,361)	(6,408)	(37,638)	(154,701)	—
Total net gains / losses included in net income			0
Realized gains/(losses), net on assets	—	(16)	—	—	(85)	—	—	—
Unrealized gains/(losses), net on assets(1)	(534)	(5,835)	(3,120)	(96,160)	(218)	(12,462)	(127,171)	—
Unrealized (gains)/losses, net on liabilities(2)	—	—	—	—	—	—	—	(377)
Premium and discount amortization, net	(939)	(631)	(70)	(1,030)	(19)	195	767	(519)
Ending balance	$14,442	$33,162	$7,371	$1,309,795	$26,050	$320,308	$477,131	$161

Unrealized gains/(losses), net on assets held at the end of the period(1)	$(534)	$(5,605)	$(1,770)	$(94,347)	$(417)	$(12,460)	$(68,013)	$—
Unrealized gains/(losses), net on liabilities held at the end of the period(2)	$—	$—	$—	$—	$—	$—	$—	$377

(1)Gains and losses are included in "Unrealized gain (loss), net" in the Consolidated Statements of Operations.
(2)Gains and losses on securitized debt are included in "Unrealized gain (loss), net" in the Consolidated Statements of Operations.

Transfers between hierarchy levels for the three months ended March 31, 2021 and March 31, 2020 were based on the availability of sufficient observable inputs. Movements from Level II to Level III was based on the back-testing of historical sales transactions performed by the Manager, which did not provide sufficient observable data to meet Level II versus Level III criteria, resulting in the movement from Level II to Level III. Movements from Level III to Level II was based on information received from a third party pricing service which, along with the back-testing of historical sales transactions performed by the Manager, provided the sufficient observable data for the movement from Level III to Level II. The Company did not have transfers between either Level I and Level II or Level I and Level III for the three months ended March 31, 2021 and March 31, 2020.

Other Fair Value Disclosures

Certain Residential Bridge Loans, repurchase agreement borrowings, convertible senior unsecured notes and securitized debt are not carried at fair value in the consolidated financial statements. The following table presents the carrying value and estimated fair value of the Company’s financial instruments that are not carried at fair value as of March 31, 2021 and December 31, 2020 in the consolidated financial statements (dollars in thousands):

	March 31, 2021		December 31, 2020
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets
Residential Bridge Loans	$1,103	$992	$1,103	$1,095
Total	$1,103	$992	$1,103	$1,095

Liabilities
Borrowings under repurchase agreements	$347,132	$349,504	$356,923	$359,799
Convertible senior unsecured notes	164,835	157,803	170,797	155,129
Securitized debt(1)	814,258	830,014	899,207	922,362
Total	$1,326,225	$1,337,321	$1,426,927	$1,437,290

(1) Carrying value excludes $6.6 million and $6.9 million of deferred financing costs as of March 31, 2021 and December 31, 2020, respectively.

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

Securitized debt

Values for the Company's securitized debt, related to the securitization of a portion of its Residential Whole Loans, are based upon prices obtained from independent third party pricing services. The valuation methodology of the third party pricing services incorporates market information and commonly used market pricing methods, which include actual trades and quoted prices for similar or identical instruments. In determining the proper fair value hierarchy or level, the Company considers the amount of available observable market data for each security. Since the securitized debt represents traded debt securities, the Manager's pricing team reviews the trade activity during the quarter for each security to determine the appropriate level within the fair value hierarchy. If there is sufficient trade data above a predetermined threshold, the Manager determines it has sufficient observable market data and the debt security will be categorized as a Level II. If there is not sufficient observable market data the debt security will be categorized as a Level III. At March 31, 2021, there was not sufficient observable market data for the debt to be classified as a Level II, accordingly it was classified as a Level III.

Note 4 – Mortgage-Backed Securities and other securities

The following tables present certain information about the Company’s investment portfolio at March 31, 2021 and December 31, 2020 (dollars in thousands):

	March 31, 2021
	Principal Balance	Unamortized Premium (Discount), net	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Net Weighted Average Coupon
Agency RMBS Interest-Only Strips (1)(2)	N/A	N/A	$78	$80	$—	$158	1.6%
Agency RMBS Interest-Only Strips, accounted for as derivatives (1) (2)	N/A	N/A	N/A	N/A	N/A	1,471	2.3%
Total Agency MBS	—	—	78	80	—	1,629	2.2%

Non-Agency RMBS	37,820	(14,466)	23,354	1,901	(2,352)	22,903	1.6%
Non-Agency RMBS Interest- Only Strips (1)	N/A	N/A	6,078	—	(2,322)	3,756	0.4%
Subtotal Non-Agency RMBS	37,820	(14,466)	29,432	1,901	(4,674)	26,659	0.5%
Non-Agency CMBS	226,998	(20,762)	206,236	2,564	(62,769)	146,031	5.0%
Total Non-Agency MBS	264,818	(35,228)	235,668	4,465	(67,443)	172,690	2.5%

Other securities (3)	51,455	(8,114)	48,608	2,132	(2,074)	48,666	4.3%
Total	$316,273	$(43,342)	$284,354	$6,677	$(69,517)	$222,985	2.6%

	December 31, 2020
	Principal Balance	Unamortized Premium (Discount), net	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Net Weighted Average Coupon
Agency RMBS Interest-Only Strips (1)	N/A	N/A	$89	$54	$—	$143	2.1%
Agency RMBS Interest-Only Strips, accounted for as derivatives (1) (2)	N/A	N/A	N/A	N/A	N/A	1,565	2.6%
Total Agency MBS	—	—	89	54	—	1,708	2.5%

Non-Agency RMBS	38,112	(14,649)	23,463	451	(2,498)	21,416	1.6%
Non-Agency RMBS Interest- Only Strips (1)	N/A	N/A	6,271	—	(2,306)	3,965	0.4%
Subtotal Non-Agency RMBS	38,112	(14,649)	29,734	451	(4,804)	25,381	0.6%
Non-Agency CMBS	235,497	(25,258)	210,239	2,850	(49,008)	164,081	5.0%
Total Non-Agency MBS	273,609	(39,907)	239,973	3,301	(53,812)	189,462	2.4%

Other securities (3)	51,537	(8,239)	49,420	1,152	(1,818)	48,754	4.4%
Total	$325,146	$(48,146)	$289,482	$4,507	$(55,630)	$239,924	2.5%

(1)    IOs and IIOs have no principal balances and bear interest based on a notional balance.  The notional balance is used solely to determine interest distributions on interest-only class of securities.  At March 31, 2021, the notional balance for Agency RMBS IOs and IIOs, Non-Agency RMBS IOs and IIO and Agency RMBS IOs and IIOs, accounted for as derivatives was $3.4 million, $266.0 million and $20.2 million, respectively.  At December 31, 2020, the notional balance for Agency RMBS IOs and IIOs, Non-Agency RMBS IOs and IIOs and Agency RMBS IOs and IIOs, accounted for as derivatives was $3.7 million, $306.0 million and $21.6 million, respectively.
(2)     Interest on these securities is reported as a component of "Gain (loss) on derivative instruments, net" in the Consolidated Statements of Operations.
(3)     Other securities include residual interests in asset-backed securities which have no principal balance and an amortized cost of approximately $5.3 million and $6.1 million, as of March 31, 2021 and December 31, 2020, respectively.
(4)     The calculation of the weighted average coupon rate includes the weighted average coupon rates of IOs and IIOs accounted for as derivatives using their notional amounts.

As of March 31, 2021 and December 31, 2020 the weighted average expected remaining term of the MBS and other securities investment portfolio was 6.2 years and 5.5 years, respectively.

The following tables present the fair value and contractual maturities of the Company’s investment securities at March 31, 2021 and December 31, 2020 (dollars in thousands):

	March 31, 2021
	< or equal to 10 years	> 10 years and < or equal to 20 years	> 20 years and < or equal to 30 years	> 30 years	Total
Agency RMBS Interest-Only Strips	$—	$—	$158	$—	$158
Agency RMBS Interest-Only Strips accounted for as derivatives	—	1,471	—	—	1,471
Subtotal Agency	—	1,471	158	—	1,629

Non-Agency CMBS	62,652	43,591	39,398	390	146,031
Non-Agency RMBS	—	—	9,626	13,277	22,903
Non-Agency RMBS Interest- Only Strips	—	—	405	3,351	3,756
Subtotal Non-Agency	62,652	43,591	49,429	17,018	172,690

Other securities	9,239	4,047	24,221	11,159	48,666
Total	$71,891	$49,109	$73,808	$28,177	$222,985

	December 31, 2020
	< or equal to 10 years	> 10 years and < or equal to 20 years	> 20 years and < or equal to 30 years	> 30 years	Total
Agency RMBS Interest-Only Strips	$—	$—	$143	$—	$143
Agency RMBS Interest-Only Strips accounted for as derivatives	—	1,565	—	—	1,565
Subtotal Agency	—	1,565	143	—	1,708

Non-Agency CMBS	59,724	50,408	53,269	680	164,081
Non-Agency RMBS	—	—	7,958	13,458	21,416
Non-Agency RMBS Interest- Only Strips	—	—	472	3,493	3,965
Subtotal Non-Agency	59,724	50,408	61,699	17,631	189,462

Other securities	7,247	6,203	24,610	10,694	48,754
Total	$66,971	$58,176	$86,452	$28,325	$239,924

The following tables present the gross unrealized losses and estimated fair value of the Company’s MBS and other securities by length of time that such securities have been in a continuous unrealized loss position at March 31, 2021 and December 31, 2020 (dollars in thousands):

	March 31, 2021
	Less than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Non-Agency CMBS	$14,060	$(525)	1	$115,961	$(62,244)	27	$130,021	$(62,769)	28
Non-Agency RMBS	11,147	(2,308)	1	244	(44)	1	11,391	(2,352)	2
Non-Agency RMBS Interest-Only Strips	3	(427)	1	3,753	(1,895)	3	3,756	(2,322)	4
Subtotal Non-Agency	25,210	(3,260)	3	119,958	(64,183)	31	145,168	(67,443)	34

Other securities	—	—	—	26,161	(2,074)	6	26,161	(2,074)	6
Total	$25,210	$(3,260)	3	$146,119	$(66,257)	37	$171,329	$(69,517)	40

	December 31, 2020
	Less than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Non-Agency CMBS	$102,935	$(33,602)	16	$50,887	$(15,406)	15	$153,822	$(49,008)	31
Non-Agency RMBS	18,242	(2,498)	4	—	—	—	18,242	(2,498)	4
Non-Agency RMBS Interest-Only Strips	3,492	(790)	3	472	(1,516)	1	3,964	(2,306)	4
Subtotal Non-Agency	124,669	(36,890)	23	51,359	(16,922)	16	176,028	(53,812)	39

Other securities	26,365	(1,818)	6	—	—	—	26,365	(1,818)	6
Total	$151,034	$(38,708)	29	$51,359	$(16,922)	16	$202,393	$(55,630)	45

The following tables present components of interest income on the Company’s MBS and other securities for the three months ended March 31, 2021 and March 31, 2020, respectively (dollars in thousands):

	Three months ended March 31, 2021			Three months ended March 31, 2020
	Coupon Interest	Net (Premium Amortization/Amortization Basis) Discount Amortization	Interest Income	Coupon Interest	Net (Premium Amortization/Amortization Basis) Discount Amortization	Interest Income
Agency CMBS	$—	$—	$—	$10,923	$(588)	$10,335
Agency RMBS	15	(11)	4	2,756	(842)	1,914
Non-Agency CMBS	2,337	2,430	4,767	4,797	968	5,765
Non-Agency RMBS	413	(58)	355	1,151	(641)	510
Other securities	1,591	(769)	822	2,805	(1,464)	1,341
Total	$4,356	$1,592	$5,948	$22,432	$(2,567)	$19,865

The following tables present the sales and realized gain (loss) of the Company’s MBS and other securities, excluding Interest-Only Strips accounted for as derivatives, for the three months ended March 31, 2021 and March 31, 2020, respectively (dollars in thousands):

	Three months ended March 31, 2021				Three months ended March 31, 2020
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Agency CMBS	$—	$—	$—	$—	$1,259,032	$94,307	$(6,454)	$87,853
Agency RMBS	—	—	—	—	391,436	10,420	(38)	10,382
Non-Agency CMBS(1)	—	—	(5,929)	(5,929)	51,940	1	(8,802)	(8,801)
Non-Agency RMBS	—	—	—	—	12,702	—	(16)	(16)
Other securities	—	—	—	—	17,746	113	—	113
Total	$—	$—	$(5,929)	$(5,929)	$1,732,856	$104,841	$(15,310)	$89,531

(1)    Realized loss for the three months ended March 31, 2021 was attributable to a legacy Non-agency CMBS bond that factored down to zero from a cash shortfall in the securitization.

Unconsolidated CMBS VIEs

The Company’s economic interests held in unconsolidated CMBS VIEs are limited in nature to those of a passive holder of CMBS issued by securitization trusts; the Company was not involved in the design or creation of the securitization trusts. The Company evaluates its CMBS holdings, for potential consolidation of the securitized trust, in which it owns the most subordinate tranche or a portion of the controlling class. As of both March 31, 2021 and December 31, 2020, the Company held seven variable interests in unconsolidated CMBS VIEs, respectively, in which it either owned the most subordinate class or a portion of the controlling class. The Company determined it was not the primary beneficiary and accordingly, the CMBS VIEs were not consolidated in the Company’s consolidated financial statements. As of March 31, 2021 and December 31, 2020, the Company’s maximum exposure to loss from these variable interests did not exceed the carrying value of these investments of $30.2 million and $48.9 million, respectively. These investments are classified in "Non-Agency mortgage-backed securities, at fair value" in the Company’s Consolidated Balance Sheets. Further, as of March 31, 2021 and December 31, 2020, the Company did not guarantee any obligations of unconsolidated entities or enter into any commitment or intent to provide funding to any such entities.

Note 5 — Residential Whole Loans and Bridge Loans

Residential Whole-Loan Trust

The consolidated financial statements include the consolidation of Revolving Mortgage Investment Trust 2015-1QR2 ("RMI 2015 Trust") since it met the definition of a VIE and the Company determined that it was the primary beneficiary of the trust because it was involved in the design of the trust, has oversight rights on defaulted assets and has other significant decision making powers. In addition, the Company has the obligation to absorb losses to the extent of its ownership interest and the right to receive benefits from the trust that could potentially be significant to the trust.  RMI 2015 Trust has issued a trust certificate that is wholly-owned by the Company and represents the entire beneficial interest in pools of Non-QM Residential Whole Loans held by the trust. As of March 31, 2021 and December 31, 2020, the Company financed the trust certificate with $27.9 million and $30.2 million, respectively, on long-term financing facility. The financing liability is held outside the trust. The Company classifies the underlying Residential Whole Loans owned by the trust in "Residential Whole Loans, at fair value" in the Consolidated Balance Sheets and has eliminated the intercompany trust certificate in consolidation.

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

In May 2019, the Company completed a residential mortgage-backed securitization comprised of a portion of its Residential Whole Loan portfolio. During the securitization, RMI 2015 Trust and RNR Trust collectively transferred $945.5 million of Non-QM Residential Whole Loans, to a wholly-owned subsidiary of the Company, Arroyo Mortgage Trust 2019-2 (the "Arroyo Trust 2019"). The Company issued $919.0 million of mortgage-backed notes and retained all the subordinate and residual debt securities ("Owner Certificates"), which includes the required 5% eligible risk retention. Refer to Note 7 - "Financings" for details on the associated securitized debt. The Company determined that the Arroyo Trust 2019 was a VIE and that the Company was also the primary beneficiary because the Manager was involved in the design of the trust and the Company has significant decision making powers. In addition, the Company has the obligation to absorb losses to the extent of its ownership interest and the right to receive benefits from the Arroyo Trust 2019 that could potentially be significant to the trust. The Company classifies the underlying Non-QM Residential Whole Loans in "Residential Whole Loans, at fair value" in the Consolidated Balance Sheets. The Company has eliminated the intercompany Owner Certificates in consolidation.

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

Residential Bridge Loan Trust

    In February 2017, The Company formed Revolving Mortgage Investment Trust 2017-BRQ1 ("RMI 2017 Trust") and acquired the trust certificate, which represents the entire beneficial interest in pools of Residential Bridge Loans and certain Residential Whole Loans held by the trust. Residential Bridge Loans are mortgage loans secured by residences, typically short-term. The Company determined that RMI Trust was a VIE and that the Company was the primary beneficiary because it was involved in the design of the trust, has oversight rights on defaulted assets and has other significant decision making powers. In addition, the Company has the obligation to absorb losses to the extent of its ownership interest and the right to receive benefits from the trust that could potentially be significant to the trust. As of March 31, 2021 and December 31, 2020, the Company financed the trust certificate with $11.7 million and $13.4 million, respectively, of repurchase agreement borrowings, which is a liability held outside the trust. The Company classifies both the underlying Residential Bridge Loans carried at amortized cost and the Residential Bridge Loans that it elected the fair value option in "Residential Bridge Loans" and the Residential Whole Loans in "Residential Whole Loans, at fair value" in the Consolidated Balance Sheets. The Company has eliminated the intercompany trust certificate in consolidation.

Consolidated Residential Whole-Loan and Residential Bridge Loan Trusts

The Company assesses modifications to VIEs on an ongoing basis to determine if a significant reconsideration event has occurred that would change the Company’s initial consolidation assessment.  The three consolidated Residential Whole-Loan trusts collectively hold 2,289 Residential Whole Loans and the consolidated Bridge Loan Trust holds 23 Residential Bridge Loans and seven Residential Whole Loans as of March 31, 2021.

The following table presents a summary of the assets and liabilities of the consolidated residential whole loan trusts and residential bridge loan trust included in the Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020 (dollars in thousands):

	March 31, 2021	December 31, 2020
Residential Whole Loans, at fair value ($929,215 and $1,008,782 pledged as collateral, at fair value, respectively)	$929,215	$1,008,782
Residential Bridge Loans ($10,941 and $11,858 at fair value and $12,044 and $12,960 pledged as collateral, respectively)	12,044	12,960
Investment related receivable	31,239	27,987
Interest receivable	4,433	4,688
Other assets	80	80
Total assets	$977,011	$1,054,497
Securitized debt, net	$807,682	$892,290
Interest payable	2,019	2,222
Accounts payable and accrued expenses	37	77
Total liabilities	$809,738	$894,589

The Company’s risk with respect to its investment in each residential loan trust is limited to its direct ownership in the trust. The Residential Whole Loans, Residential Bridge Loans and Commercial Loan held by the consolidated trusts are held solely to satisfy the liabilities of the trust, and creditors of the trust have no recourse to the general credit of the Company. The Company is not contractually required and has not provided any additional financial support to the trusts for the three months ended March 31, 2021 and March 31, 2020.

The following table presents the components of the carrying value of Residential Whole Loans and Residential Bridge Loans as of March 31, 2021 and December 31, 2020 (dollars in thousands):

	Residential Whole Loans, at Fair Value		Residential Bridge Loans, at Fair Value(1)		Residential Bridge Loans, at Amortized Cost(1)
	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Principal balance	$889,713	$984,555	$12,342	$14,144	$1,103	$1,103
Unamortized premium	22,132	24,248	1	3	—	—
Unamortized discount	(1,730)	(1,799)	—	—	—	—
Amortized cost	910,115	1,007,004	12,343	14,147	1,103	1,103
Gross unrealized gains	21,746	9,282	21	5	N/A	N/A
Gross unrealized losses	(2,646)	(7,504)	(1,152)	(1,339)	N/A	N/A
Fair value	$929,215	$1,008,782	$11,212	$12,813	N/A	N/A

 (1) These loans are classified in "Residential Bridge Loans" in the Consolidated Balance Sheets.

Residential Whole Loans

The Residential Whole Loans have low LTV's and are comprised of 2,289 Non-QM adjustable rate mortgages and seven investor fixed rate mortgages. The following tables present certain information about the Company’s Residential Whole Loan investment portfolio at March 31, 2021 and December 31, 2020 (dollars in thousands):

March 31, 2021
			Weighted Average
Current Coupon Rate	Number of Loans	Principal Balance	Original LTV	Original FICO Score(1)	Expected Life (years)	Contractual Maturity (years)	Coupon Rate
2.01% – 3.00%	7	$4,583	67.4%	732	6.9	28.3	2.7%
3.01% – 4.00%	161	57,061	54.6%	718	4.1	23.0	3.6%
4.01% – 5.00%	1,058	357,860	62.0%	751	3.3	27.6	4.9%
5.01% – 6.00%	1,037	459,058	64.4%	740	3.5	27.5	5.4%
6.01% – 7.00%	31	10,642	68.6%	718	3.5	26.5	6.3%
7.01% - 8.00%	2	509	73.2%	753	4.9	27.4	7.1%
Total	2,296	$889,713	62.8%	743	3.4	27.2	5.1%

(1)The original FICO score is not available for 223 loans with a principal balance of approximately $69.7 million at March 31, 2021. The Company has excluded these loans from the weighted average computations.

December 31, 2020
			Weighted Average
Current Coupon Rate	Number of Loans	Principal Balance	Original LTV	Original FICO Score(1)	Expected Life (years)(2)	Contractual Maturity (years)	Coupon Rate
2.01% – 3.00%	4	$3,239	66.7%	733	5.9	28.0	2.7%
3.01% – 4.00%	118	41,489	55.8%	709	3.8	23.3	3.7%
4.01% – 5.00%	1,172	403,398	61.8%	751	2.7	27.7	4.9%
5.01% – 6.00%	1,166	523,105	64.2%	740	2.9	27.7	5.4%
6.01% – 7.00%	35	12,813	67.5%	720	3.2	27.0	6.3%
7.01% - 8.00%	2	511	73.2%	753	4.1	27.6	7.1%
Total	2,497	$984,555	62.9%	744	2.9	27.5	5.1%

(1)The original FICO score is not available for 236 loans with a principal balance of approximately $75.2 million at December 31, 2020. The Company has excluded these loans from the weighted average computations.

The following table presents the various states across the United States in which the collateral securing the Company’s Residential Whole Loans at March 31, 2021 and December 31, 2020, based on principal balance, is located (dollars in thousands):

March 31, 2021			December 31, 2020
State	State Concentration	Principal Balance	State	State Concentration	Principal Balance
California	65.4%	$582,271	California	65.8%	$647,877
New York	17.5%	156,005	New York	17.7%	173,788
Georgia	3.4%	30,466	Georgia	3.4%	33,577
Florida	3.0%	26,578	Florida	2.8%	27,274
New Jersey	2.6%	23,252	New Jersey	2.5%	24,704
Other	8.1%	71,141	Other	7.8%	77,335
Total	100.0%	$889,713	Total	100.0%	$984,555

Residential Bridge Loans

The Residential Bridge Loans are comprised of short-term fixed rate loans secured by non-owner occupied single or multi-unit residential properties, with LTVs generally not to exceed 85%. The following tables present certain information about the Company’s Residential Bridge Loan investment portfolio at March 31, 2021 and December 31, 2020 (dollars in thousands):

March 31, 2021
c			Weighted Average
Current Coupon Rate	Number of Loans	Principal Balance	Original LTV	Contractual Maturity (months)(1)	Coupon Rate
7.01% – 9.00%	9	$7,423	70.7%	0.0	8.7%
9.01% – 11.00%	14	5,403	76.2%	0.3	10.1%
11.01% – 13.00%	2	495	69.7%	0.0	11.4%
17.01% – 19.00%	1	124	75.0%	0.0	18.0%
Total	26	$13,445	72.9%	0.3	9.5%

December 31, 2020
			Weighted Average
Current Coupon Rate	Number of Loans	Principal Balance	Original LTV	Contractual Maturity (months)(1)	Coupon Rate
7.01% – 9.00%	10	$8,295	69.6%	1.4	8.7%
9.01% – 11.00%	15	6,123	75.5%	0.5	10.1%
11.01% – 13.00%	3	705	69.8%	0.0	11.4%
17.01% – 19.00%	1	124	75.0%	0.0	18.0%
Total	29	$15,247	72.0%	0.8	9.4%

(1) Non-performing loans that are past their maturity date are excluded from the calculation of the weighted average contractual maturity. The weighted average contractual maturity for these loans is zero.

The following table presents the U.S. states in which the collateral securing the Company’s Residential Bridge Loans at March 31, 2021 and December 31, 2020, based on principal balance, is located (dollars in thousands):

March 31, 2021			December 31, 2020
State	Concentration	Principal Balance	State	Concentration	Principal Balance
California	36.0%	$4,841	California	37.5%	$5,713
New York	19.6%	2,632	New York	17.3%	2,632
Washington	18.3%	2,461	Washington	16.1%	2,461
Florida	9.3%	1,249	Florida	12.9%	1,969
Connecticut	6.5%	872	Connecticut	5.7%	872
Other	10.3%	1,390	Other	10.5%	1,600
Total	100.0%	$13,445	Total	100.0%	$15,247

Non-performing Loans

The following table presents the aging of the Residential Whole Loans and Bridge Loans as of March 31, 2021 (dollars in thousands):

	Residential Whole Loans			Bridge Loans
	No of Loans	Principal	Fair Value	No of Loans	Principal	Fair Value (1)
Current(2)	2,246	$858,929	$898,785	1	$105	$77
1-30 days	14	7,897	8,218	3	2,027	2,045
31-60 days	5	2,326	2,432	1	373	366
61-90 days	5	2,297	2,218	—	—	—
90+ days	26	18,264	17,562	21	10,940	9,827
Total	2,296	$889,713	$929,215	26	$13,445	$12,315

(1) Includes $1.1 million loans carried at amortized cost.
(2) Includes 12 loans in forbearance with unpaid principal balance of approximately $5.2 million.

COVID-19 has materially disrupted business operations, resulting in significantly higher levels of unemployment or underemployment in certain sectors. As a result, some of its Residential Whole Loan borrowers have experienced financial hardship, making it difficult to meet their payment obligations to the Company, leading to requests for forbearance and higher levels of delinquency and potentially defaults. The Company maintains a strong relationship with its servicers and has utilized these relationships to manage the impacts of COVID-19 pandemic on the Company's Non-QM loans. As of March 31, 2021, the Company had 12 Non-QM loans in forbearance and 74 Non-QM loans in the repayment phase following forbearance. Under the forbearance agreement, the borrower can generally elect to defer the principal and interest payments for 3 to 5 months. At the end of the forbearance period, the borrower can either repay the deferred principal and interest in full or over the next 9 months or capitalize the deferred principal and interest to the loan balance and calculate a new amortization payment. Loans under a forbearance agreement are treated as "Current" in the above table. These loans in forbearance are carried at fair value and had an unpaid principal balance of approximately $5.2 million, a fair value of $5.2 million, a weighted average original LTV of 57.4%, and represent approximately 0.6% of the total outstanding principal balance of the Company's Residential Whole Loans.

    As of March 31, 2021, there were 26 Residential Whole Loans carried at fair value in non-accrual status with an unpaid principal balance of approximately $18.3 million and a fair value of $17.6 million. These nonperforming loans represent approximately 2.1% of the total outstanding principal balance. These loans are collateral dependent with a weighted average original LTV of 60.5%.

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

These loans are carried at fair value, and accordingly no allowance for credit losses or credit loss expense was recorded, since the adjustment for credit losses, if any, would be reflected in the fair value of these loans as a component of "Unrealized gain (loss), net" in the Consolidated Statements of Operations. The Company stops accruing interest income for these loans when they became contractually 90 days delinquent.

Residential Bridge Loans

    As of March 31, 2021, there was one Residential Bridge Loan carried at amortized cost in non-accrual status with an unpaid principal balance of approximately $124 thousand and 20 Residential Bridge Loans carried at fair value in non-accrual status with an unpaid principal balance of approximately $10.8 million and a fair value of $9.7 million. These nonperforming loans represent approximately 81.4% of the total outstanding Bridge Loans principal balance of $13.4 million. These loans are collateral dependent with a weighted average original LTV of 71.8%.

As of December 31, 2020, there was one Residential Bridge Loan carried at amortized cost in non-accrual status with an unpaid principal balance of approximately $123.8 thousand and 20 Residential Bridge Loans carried at fair value in non-accrual status with an unpaid principal balance of approximately $9.9 million and a fair value of $8.9 million. These nonperforming loans represent approximately 66.0% of the total outstanding Bridge Loans principal balance of $15.2 million. These loans are collateral dependent with a weighted average original LTV of 73.0%.

The Company concluded that an allowance for credit losses was not necessary for loans carried at amortized costs as of March 31, 2021 and December 31, 2020 since the fair value of the collateral balance less the cost to sell was in excess of the outstanding principal and interest balances. For loans carried at fair value, no allowance for credit losses was recorded as of March 31, 2021 and December 31, 2020 since the valuation adjustment, if any, would be reflected in the fair value of these loans. The Company stopped accruing interest income for these loans when they became contractually 90 days delinquent.

    As of March 31, 2021 and December 31, 2020, the Company had three and two real estate owned ("REO") properties with an aggregate carrying value of $1.7 million and $1.1 million, respectively, related to foreclosed Bridge Loans. The REO properties are held for sale and accordingly carried at the lower of cost or fair value less cost to sell. The REO properties are classified in "Other assets" in the Consolidated Balance Sheets.

Note 6 — Commercial Loans

Securitized Commercial Loans

    Securitized commercial loans is comprised of commercial loans from consolidated third party sponsored CMBS VIE's. At March 31, 2021, the Company had variable interests in two third party sponsored CMBS VIEs, RETL 2019-RVP and CSMC Trust 2014-USA, that it determined it was the primary beneficiary and was required to consolidate. The commercial loans that serve as collateral for the securitized debt issued by these VIEs can only be used to settle the securitized debt. Refer to Note 7 - "Financings" for details on the associated securitized debt. The Company assesses modifications to VIEs on an ongoing basis to determine if a significant reconsideration event has occurred that would change the Company’s initial consolidation assessment.

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

RETL 2019-RVP

RETL 2018 was refinanced with a new securitization RETL 2019-RVP ("RETL 2019 Trust") in March 2019. The Company acquired a $65.3 million interest in the trust certificates issued by the RETL 2019 Trust, including $45.3 million which represents the 5% eligible risk retention certificate. The Company determined that RETL 2019 Trust was a VIE and that the Company was also the primary beneficiary because the Manager was involved in certain aspects of the design of the trust and the Company together with other related party entities own more than 50% of the controlling class. As the primary beneficiary, the Company consolidated RETL 2019 Trust and its investment in the trust certificates (HRR class and a portion of the C class) of RETL 2019 Trust was eliminated in the consolidation. The RETL 2019 Trust holds a commercial loan collateralized by first mortgages, deeds of trusts and interests in commercial real estate. The outstanding principal balance on this commercial loan is $303.0 million as of March 31, 2021. The loan's stated maturity date is March 2022 (subject to the borrower's option to extend the stated maturity date for three successive one-year terms) and bears an interest rate of one month LIBOR plus 4.06%. As of March 31, 2021, the RETL HRR bonds are held in WMC RETL LLC, which is a wholly-owned subsidiary of the Company.

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

CSMC Trust 2014-USA

The Company together with other related party entities own more than 50% of the controlling class of CSMC Trust 2014-USA ("CSMC USA"). As of March 31, 2021, the Company held an 8.8% interest in the trust certificates issued by CSMC USA (F Class) with an outstanding principal balance of $14.9 million. The Company performs ongoing reassessment of its CMBS VIE holdings for potential consolidation of the securitized trust in which it owns a portion of the controlling class. Since the ownership of the controlling financial interest is held within a related party group, the Company must determine whether it is the primary beneficiary under the related party tie-breaker rule, which requires the evaluation of the following considerations: (1) the principal-agency relationship between parties; (2) relationship and significance of the VIE's activities to the variable interest holders; (3) variable interest holder's exposure to VIE's expected losses and (4) the design of the VIE. As a result of the Company's evaluation, it was determined that the Company is the primary beneficiary of CSMC USA, and effective on August 1, 2020, consolidated CSMC USA. The Company’s investment in the trust certificate of CSMC USA (F Class) was eliminated in the consolidation. The CSMC USA holds a commercial loan secured by a first mortgage lien on the borrowers’ fee and leasehold interests in a portion of a super-regional mall. The outstanding principal balance on this commercial loan is $1.4 billion as of March 31, 2021. The loan's stated maturity date is September 11, 2025 and bears a fixed interest rate of 4.38%. The Company elected the fair value option for the commercial loan as well as the associated securitized debt.

In December 2020, the commercial loan held by CSMC USA was amended to an interest only payment through maturity. As part of the modification, a Cash Management Forbearance Agreement was entered into by the special servicer and the borrower that required both increased reporting requirements and monthly net cash remittance.

Commercial Loans

    In January 2019, WMC CRE LLC ("CRE LLC"), a wholly-owned subsidiary of the Company was formed for the purpose of acquiring commercial loans.

    The following table presents the commercial loans held by CRE LLC as of March 31, 2021 (dollars in thousands):

Loan	Acquisition Date	Loan Type	Principal Balance	Fair Value	Original LTV	Interest Rate	Maturity Date	Extension Option	Collateral
CRE 1	June 2018	Interest-Only First Mortgage	$30,000	$27,345	65%	1-Month LIBOR plus 4.50%	6/9/2021	None	Hotel
CRE 2	June 2019	Principal & Interest First Mortgage	47,079	46,732	75%	1-Month LIBOR plus 4.75%	1/11/2022	Two One-Year Extensions	Nursing Facilities
CRE 3	August 2019	Interest-Only Mezzanine loan	90,000	81,369	58%	1-Month LIBOR plus 9.25%	6/29/2021	Two-Year First Extension and One-Year Second Extension	Entertainment and Retail
CRE 4	September 2019	Interest-Only First Mortgage	40,000	39,593	63%	1-Month LIBOR plus 3.02%	8/6/2021	Two One-Year Extensions	Retail
CRE 5	December 2019	Interest-Only First Mortgage	24,535	23,985	62%	1-Month LIBOR plus 3.75%	11/6/2021	Three One-Year Extensions	Hotel
CRE 6	December 2019	Interest-Only First Mortgage	13,207	12,911	62%	1-Month LIBOR plus3.75%	11/6/2021	Three One-Year Extensions	Hotel
CRE 7	December 2019	Interest-Only First Mortgage	7,259	7,096	62%	1-Month LIBOR plus 3.75%	11/6/2021	Three One-Year Extensions	Hotel
CRE 8	December 2019	Interest-Only First Mortgage	4,466	4,461	79%	1-Month LIBOR plus 4.85%	12/6/2022	None	Assisted Living
			$256,546	$243,492

Commercial Loan Trust

    In March 2018, the Company formed the Revolving Small Balance Commercial Trust 2018-1 ("RSBC Trust") to acquire commercial real estate mortgage loans. The Company determined that the wholly-owned RSBC Trust was a VIE and that the Company was the primary beneficiary because it was involved in the design of the trust and holds significant decision making powers. In addition, the Company has the obligation to absorb losses to the extent of its ownership interest and the right to receive benefits from the trust that could potentially be significant to the trust. As of March 31, 2021, the Company financed the trust certificate with $34.4 million of repurchase agreements, which is a liability held outside the trust.

    The following table presents the commercial real estate loans held by RSBC Trust as of March 31, 2021 (dollars in thousands):

Loan	Acquisition Date	Loan Type	Principal Balance	Fair Value	LTV	Interest Rate	Maturity Date	Extension Option	Collateral
SBC 1	July 2018	Interest-Only First Mortgage	$45,188	$45,050	74%	1-Month LIBOR plus 4.25% (1)	8/1/2021	One-Year Extension	Nursing Facilities
SBC 2	January 2019	Interest-Only First Mortgage	9,200	9,182	84%	1-Month LIBOR plus 4.00% (2)	12/1/2021	One-Year Extension	Apartment Complex
SBC 3	January 2019	Interest-Only First Mortgage	14,362	14,337	49%	1-Month LIBOR plus 4.10%	7/1/2021	None	Nursing Facilities
			$68,750	$68,569
(1) Subject to LIBOR floor of 1.25%.
(2) Subject to LIBOR floor of 2%.

Consolidated Securitized Commercial Loan Trusts and Commercial Loan Trust

The Company assesses modifications to VIEs on an ongoing basis to determine if a significant reconsideration event has occurred that would change the Company’s initial consolidation assessment.  The three consolidated trusts, RETL 2019 Trust, CSMC USA and RSBC Trust, collectively hold five commercial loans as of March 31, 2021.

The following table presents a summary of the assets and liabilities of the three consolidated trusts included in the Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020 (dollars in thousands):

	March 31, 2021	December 31, 2020
Restricted cash	$24,331	$76,132
Securitized commercial loans, at fair value	1,636,127	1,605,335
Commercial Loans, at fair value	68,569	68,466
Interest receivable	6,161	6,248
Total assets	$1,735,188	$1,756,181
Securitized debt, at fair value	$1,582,440	$1,553,722
Interest payable	5,575	5,660
Accounts payable and accrued expenses	11	12
Other liabilities	24,331	76,132
Total liabilities	$1,612,357	$1,635,526

The Company’s risk with respect to its investment in each commercial loan trust is limited to its direct ownership in the trust. The commercial loans held by the consolidated trusts are held solely to satisfy the liabilities of the trust, and creditors of the trust have no recourse to the general credit of the Company. The assets of a consolidated trust can only be used to satisfy the obligations of that trust. The Company is not contractually required and has not provided any additional financial support to the trusts for the three months ended March 31, 2021 and March 31, 2020.

The following table presents the components of the carrying value of the securitized commercial loans and commercial loans as of March 31, 2021 and December 31, 2020 (dollars in thousands):

	RETL Trust Securitized Commercial Loan, at Fair Value		CSMC USA Trust Securitized Commercial Loan, at Fair Value		RSBC Trust Commercial Loans, at Fair Value		Commercial Loans, at Fair Value
	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Principal balance	$303,034	$354,202	$1,385,591	$1,385,591	$68,750	$68,750	$256,546	$256,694
Unamortized premium	58	180	—	—	—	—	—	—
Unamortized discount	—	—	(129,381)	(135,653)	(53)	(94)	(31)	(53)
Amortized cost	303,092	354,382	1,256,210	1,249,938	68,697	68,656	256,515	256,641
Gross unrealized gains	—	—	80,589	16,013	—	—	—	1
Gross unrealized losses	(3,764)	(14,998)	—	—	(128)	(190)	(13,023)	(14,585)
Fair value	$299,328	$339,384	$1,336,799	$1,265,951	$68,569	$68,466	$243,492	$242,057

Non-Performing Commercial Loans

The following table presents the aging of the Commercial Loans as of March 31, 2021 (dollars in thousands):

	Commercial Loans
	No of Loans	Principal	Fair Value
Current	10	$295,296	$284,716
1-30 days	—	—	—
31-60 days	—	—	—
61-90 days	—	—	—
90+ days	1	30,000	27,345
Total	11	$325,296	$312,061

The impact of COVID-19 pandemic has adversely impacted a broad range of industries in which the commercial loan borrowers operate and could impair their ability to fulfill their financial obligations to the Company, most significantly hospitality and retail assets. The Company believes its CRE loan sponsors are well capitalized and generally committed to supporting the assets collateralizing its loans. The low average original LTV of the Company's commercial loan portfolio of 65.1% reflects significant equity value that the sponsors are motivated to protect.

As of March 31, 2021, the Company had one delinquent borrower with a total loan principal balance of $30.0 million secured by a hotel. The Company commenced foreclosure proceedings. However, on February 24, 2021, the borrower filed for bankruptcy protection. The Company expects to move forward with the foreclosure subject to the bankruptcy process and believes there is a reasonable likelihood that the outstanding principal balance of $30.0 million will be recovered, although there is no assurance of full recovery.

The Company holds a junior mezzanine loan (the "CRE 3 loan") with an outstanding principal balance of $90.0 million secured by a retail facility. The CRE 3 loan has an initial maturity on June 29, 2021. The CRE 3 loan is currently receiving interest payments from a reserve that will be exhausted in May 2021. The Company expects that the CRE 3 loan will become non performing upon depletion of such reserve.

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

The market disruptions surrounding COVID-19 resulted in the decline of the Company's asset values making it challenging to obtain repurchase agreement financing with favorable terms or at all. The Company's repurchase agreement counterparties have increased borrowing rates and increased haircuts. In the quarter ended June 30, 2020, in order to manage the severe market conditions and the resulting large margin demands from lenders and pressure on the Company’s liquidity, the Company entered into two longer term financing arrangements to reduce its exposure to short-term financings with daily mark to market exposure. Below is a summary of each of these financing arrangements.

Residential Whole Loan Facility

On April 21, 2020, the Company entered into amendments with respect to certain of its loan warehouse facilities. These amendments mainly served to convert an existing residential whole loan facility into a term facility by removing any mark to market margin requirements, and to consolidate the Company’s Non-Qualified Mortgage loans, which were previously financed by three separate, unaffiliated counterparties, into a single facility. The target advance rate under the amended and restated facility was approximately 84% of the aggregate unpaid principal balance of the loans. The original facility matured on October 20, 2021. All principal payments and income generated by the loans during the term of the facility were used to pay principal and interest on the facility. Upon the securitization or sale by the Company of any whole loan subject to this amended and restated facility, the counterparty was entitled to receive a recapture premium fee of 30% of all realized value on any whole loans above such counterparty’s amortized basis as well as an exit fee of 0.50% of the loan amount in circumstances where the counterparty was not involved in the disposition of the loans. The financing cost of this facility was reflective of the challenging market conditions, at such time, when we entered into the agreement.

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

On October 6, 2020 the Company entered into an amendment with respect to this residential loan warehouse facility. The amendment served to convert the existing residential loan facility to a limited mark to market margin facility that bears an interest rate of LIBOR plus 2.75%, with a LIBOR floor of 0.25%. The target advance rate under the amended facility is 85% and the facility matures on October 5, 2021. In connection with the amendment to the facility the Company paid $12.0 million of the premium recapture fee and the balance of $8.5 million is payable at October 5, 2021, when the amended facility matures. The premium recapture fee was eliminated for new and remaining investments financed under the amended facility. As of March 31, 2021 approximately $62.0 million in non QM loans remained in the facility with a borrowing amount of $27.9 million.

Non-Agency CMBS and Non-Agency RMBS Facility

On May 4, 2020, the Company supplemented one of its existing securities repurchase facilities to consolidate most of its CMBS and RMBS assets, which were financed by multiple counterparties, into a single term facility with limited mark to market margin requirements. Pursuant to the agreement, a margin deficit will not occur until such time as the loan to value ratio surpasses a certain threshold (the “LTV Trigger”), on a weighted average basis per asset type, calculated on a portfolio level. If this threshold was reached, the Company may elect to provide cash margin or sell certain assets to the extent necessary to lower the ratio. The term of this facility was 12 months, subject to a 12 month extensions at the counterparty’s option. All interest income generated by the assets during the term of the facility is paid to the Company no less often than monthly. Interest on the facility is due from the Company at a rate of three-month LIBOR plus 5.00% payable quarterly in arrears. Half of all principal repayments on the underlying assets was applied to repay the obligations owed to the counterparty, with the remainder paid to the Company, unless the LTV Trigger has occurred, in which case all principal payments will be applied to repay the obligations. As of March 31, 2021, the outstanding balance under this facility was $93.9 million. The facility was amended in May 2021. See Note 16 Subsequent Events for details.

Certain of the financing agreements provide the counterparty with the right to terminate the agreement if the Company does not maintain certain equity, liquidity and leverage metrics. With the exception of one repurchase agreement for which the Company received a waiver, the Company was in compliance with the terms of such financial tests as of March 31, 2021.

As of March 31, 2021, the Company had borrowings under five of its master repurchase agreements. The following table summarizes certain characteristics of the Company’s repurchase agreements at March 31, 2021 and December 31, 2020 (dollars in thousands):

	March 31, 2021			December 31, 2020
Securities Pledged	Repurchase Agreement Borrowings	Weighted Average Interest Rate on Borrowings Outstanding at end of period	Weighted Average Remaining Maturity (days)	Repurchase Agreement Borrowings	Weighted Average Interest Rate on Borrowings Outstanding at end of period	Weighted Average Remaining Maturity (days)
Short-Term Borrowings:
Agency RMBS	$1,242	1.13%	59	$1,418	1.34%	59
Non-Agency CMBS	10,312	2.01%	42	10,313	2.25%	14
Residential Whole Loans (1)	29,373	3.17%	15	29,800	3.71%	15
Residential Bridge Loans (1)	10,097	2.70%	35	11,254	2.73%	36
Commercial Loans (1)	34,375	3.29%	77	34,375	3.32%	75
Membership Interest	19,551	2.86%	1	18,844	2.90%	29
Other Securities	2,467	4.50%	19	2,594	4.51%	19
Subtotal	107,417	3.00%	37	108,598	3.19%	39
Long-Term Borrowings:
Non-Agency CMBS (2)	65,914	5.19%	36	66,767	5.23%	126
Non-Agency RMBS	14,456	5.20%	36	14,643	5.23%	126
Residential Whole Loans (1) (3)	27,923	3.00%	188	30,224	3.00%	278
Commercial Loans (3)	119,167	2.09%	202	124,937	2.17%	287
Other Securities	13,502	5.19%	36	13,677	5.24%	126
Subtotal	240,962	3.41%	136	250,248	3.74%	225
Repurchase Agreements Borrowings	$348,379	3.28%	105	$358,846	3.57%	169
Less Unamortized Debt Issuance Costs	1,247	N/A	N/A	1,923	N/A	N/A
Repurchase Agreements Borrowings, net	$347,132	3.28%	105	$356,923	3.57%	169

(1)Repurchase agreement borrowings on loans owned are through trust certificates.  The trust certificates are eliminated upon consolidation.
(2)Includes repurchase agreement borrowings on securities eliminated upon VIE consolidation.
(3)Certain Residential Whole Loans and Commercial Loans were financed under two longer term repurchase agreements. The Residential Whole facility is 18 months and the Commercial Loan facility automatically rolls until such time as they are terminated or until certain conditions of default. The weighted average remaining maturity days was calculated using expected weighted life of the underlying collateral. The Commercial Loan facility was amended in May 2021. See Note 16 Subsequent Events for details.

At March 31, 2021 and December 31, 2020, repurchase agreements collateralized by investments had the following remaining maturities:

(dollars in thousands)	March 31, 2021	December 31, 2020
1 to 29 days	$50,255	$59,856
30 to 59 days	115,858	13,421
60 to 89 days	51,752	35,321
Greater than or equal to 90 days	130,514	250,248
Total	$348,379	$358,846

At March 31, 2021, the following table reflects amounts of collateral at risk under its repurchase agreements greater than 10% of the Company's equity with any counterparty (dollars in thousands):

	March 31, 2021
Counterparty	Amount of Collateral at Risk, at fair value	Weighted Average Remaining Maturity (days)	Percentage of Stockholders’ Equity
Credit Suisse AG, Cayman Islands Branch	$175,943	153	67.8%
Citigroup Global Markets Inc.	105,829	36	40.8%
Nomura Securities International, Inc.	36,919	66	14.2%

Collateral for Borrowings under Repurchase Agreements

The following table summarizes the Company’s collateral positions, with respect to its borrowings under repurchase agreements at March 31, 2021 and December 31, 2020 (dollars in thousands):

	March 31, 2021			December 31, 2020
	Assets Pledged	Accrued Interest	Assets Pledged and Accrued Interest	Assets Pledged	Accrued Interest	Assets Pledged and Accrued Interest
Assets pledged for borrowings under repurchase agreements:
Agency RMBS, at fair value	$1,629	$40	$1,669	$1,708	$49	$1,757
Non-Agency CMBS, at fair value(1)	144,346	609	144,955	152,275	649	152,924
Non-Agency RMBS, at fair value	26,659	136	26,795	25,382	160	25,542
Residential Whole Loans, at fair value(2)	92,497	558	93,055	97,566	543	98,109
Residential Bridge Loans(2)	12,044	167	12,211	12,960	180	13,140
Commercial Loans, at fair value(2)	312,061	1,849	313,910	310,523	1,850	312,373
Membership interest(4)	34,439	n/a	34,439	33,690	—	33,690
Other securities, at fair value	48,666	58	48,724	48,754	44	48,798
Cash (3)	555	—	555	1,817	—	1,817
Total	$672,896	$3,417	$676,313	$684,675	$3,475	$688,150

(1)Includes securities eliminated upon VIE consolidation.
(2)Loans owned through trust certificates are pledged as collateral. The trust certificates are eliminated upon consolidation.
(3)Cash posted as collateral is included in "Due from counterparties" in the Company’s Consolidated Balance Sheets.
(4)The pledged amount relates to the Company's non-controlling membership interest in its wholly-owned subsidiary WMC RETL LLC, which was financed under a repurchase agreement. The membership interest is eliminated in consolidation.

A reduction in the value of pledged assets typically results in the repurchase agreement counterparties initiating a margin call. At March 31, 2021 and December 31, 2020, investments held by counterparties as security for repurchase agreements totaled approximately $672.3 million and $682.9 million, respectively. Cash collateral held by counterparties at March 31, 2021 and December 31, 2020 was approximately $555 thousand and $1.8 million, respectively.  Cash posted by repurchase agreement counterparties at March 31, 2021 and December 31, 2020, was approximately $60 thousand and $320 thousand, respectively.

Convertible Senior Unsecured Notes

    At March 31, 2021 and December 31, 2020, the Company had $168.3 million and $175.0 million aggregate principal amount, respectively, of 6.75% convertible senior unsecured notes (the "2022 Notes") outstanding through three issuances. Interest on the 2022 Notes is paid semiannually. The 2022 Notes are convertible into, at the Company's election, cash, shares of the Company's common stock or a combination of both, subject to the satisfaction of certain conditions and during specified periods. The conversion rate is subject to adjustment upon the occurrence of certain specified events and the holders may require the Company to repurchase all or any portion of their notes for cash equal to 100% of the principal amount of the 2022 Notes, plus accrued and unpaid interest, if the Company undergoes a fundamental change as specified in the agreement. The initial conversion rate was 83.1947 shares of common stock per $1,000 principal amount of notes and represented a conversion price of $12.02 per share of common stock. The 2022 Notes mature on October 1, 2022, unless earlier converted, redeemed or repurchased by the holders pursuant to their terms, and are not redeemable by us except during the final three months prior to maturity.

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

During the quarter ended December 31, 2020, the Company repurchased $25.0 million aggregate principal amount of the 2022 Notes at an approximate 13% discount to par value, plus accrued and unpaid interest.

During the quarter ended March 31, 2021, the Company repurchased $6.7 million aggregate principal amount of the 2022 Notes at an approximate 6.25% discount to par value, plus accrued and unpaid interest.

Securitized Debt

Commercial Mortgage-Backed Notes
RETL 2019 Trust

The following table summarizes RETL 2019 Trust's commercial mortgage pass-through certificates at March 31, 2021 (dollars in thousands):

Classes	Principal Balance	Coupon	Fair Value	Contractual Maturity
Class C	$257,734	2.2%	$256,436	3/15/2022
Class X-EXT(1)	N/A	1.2%	26	3/15/2022
	$257,734		$256,462

(1) Class X-EXT is an interest-only class with a notional balance of $257.7 million as of March 31, 2021.

At March 31, 2021, the Company owned the entire class of HRR certificates with an outstanding principal balance of $45.3 million, which is eliminated in consolidation and the remaining RETL debt with a fair value of $256.5 million is recorded in "Securitized debt, net" in the Consolidated Balance Sheets. Of the outstanding principal balance of the Securitized debt of $257.7 million, excluding the interest-only debt securities, $37.4 million is owned by related parties and $220.3 million is owned by third parties. The securitized debt of the RETL 2019 Trust can only be settled with the commercial loan with an outstanding principal balance of approximately $303.0 million at March 31, 2021, that serves as collateral for the securitized debt and is non-recourse to the Company. The Company has chosen to make the fair value election pursuant to ASC 825 for the debt and accordingly the periodic change in fair value are recorded in current period earnings in the Consolidated Statements of Operations as a component of "Unrealized gain (loss), net."

CSMC 2014 USA

The following table summarizes CSMC 2014 USA's commercial mortgage pass-through certificates at March 31, 2021 (dollars in thousands):

Classes	Principal Balance	Coupon	Fair Value	Contractual Maturity
Class A-1	$120,391	3.3%	$122,992	9/11/2025
Class A-2	531,700	4.0%	557,729	9/11/2025
Class B	136,400	4.2%	135,402	9/11/2025
Class C	94,500	4.3%	92,155	9/11/2025
Class D	153,950	4.4%	142,388	9/11/2025
Class E	180,150	4.4%	148,840	9/11/2025
Class F	153,600	4.4%	111,553	9/11/2025
Class X-1(1)	N/A	0.7%	12,347	9/11/2025
Class X-2(1)	N/A	0.2%	2,572	9/11/2025
	$1,370,691		$1,325,978

(1) Class X-1 and X-2 are interest-only classes with notional balances of $652.1 million and $733.5 million as of March 31, 2021, respectively.

At March 31, 2021, the Company owned a portion of the class F certificates with an outstanding principal balance of $14.9 million, which is eliminated in consolidation. The remaining CSMC USA debt for which the Company elected the fair value option had a fair value of $1.3 billion at March 31, 2021, and is recorded in "Securitized debt, net" in the Consolidated Balance Sheets. Of the remaining outstanding principal balance of $1.4 billion, $205.6 million is owned by related parties and $1.2 billion is owned by third parties. The securitized debt of the CSMC USA can only be settled with the commercial loan with an outstanding principal balance of approximately $1.4 billion at March 31, 2021, that serves as collateral for the securitized debt and is non-recourse to the Company. The Company has chosen to make the fair value election pursuant to ASC 825 for the debt and accordingly the periodic change in fair value are recorded in current period earnings in the Consolidated Statements of Operations as a component of "Unrealized gain (loss), net."

Residential Mortgage-Backed Notes

Arroyo Trust 2019

In May 2019, the Company completed a residential mortgage-backed securitization comprised of $945.5 million of Non-QM Residential Whole Loans, issuing $919.0 million of mortgage-backed notes. The Company did not elect the fair value option for these notes and accordingly they are recorded at their principal balance less unamortized deferred financing cost and classified in "Securitized debt, net" in the Consolidated Balance Sheets. The following table summarizes the issued Arroyo Trust 2019's residential mortgage pass-through certificates at March 31, 2021 (dollars in thousands):

Classes	Principal Balance	Coupon	Carrying Value	Contractual Maturity
Offered Notes:
Class A-1	$460,106	3.3%	$460,104	4/25/2049
Class A-2	24,658	3.5%	24,657	4/25/2049
Class A-3	39,065	3.8%	39,064	4/25/2049
Class M-1	25,055	4.8%	25,055	4/25/2049
Subtotal	$548,884		$548,880
Less: Unamortized Deferred Financing Costs	N/A		4,177
Total	$548,884		$544,703

The Company retained the non-offered securities in the securitization, which include the class B, Class A-IO-S and Class XS certificates. These non-offered securities were eliminated in consolidation. The securitized debt of the Arroyo Trust 2019 can only be settled with the residential loans that serve as collateral for the securitized debt and is non-recourse to the Company. At March 31, 2021, Residential Whole Loans, with an outstanding principal balance of approximately $555.5 million, serve as collateral for the Arroyo Trust 2019's securitized debt. The Company may redeem the offered notes on or after the earlier of (i) the three-year anniversary of the closing date or ii) the date on which the aggregate collateral balance is 20% of the original principal balance. The notes are redeemable at their face value plus accrued interest.

Arroyo Trust 2020

In June 2020, the Company completed a residential mortgage-backed securitization comprised of $355.8 million of Non-QM Residential Whole Loans, issuing $341.7 million of mortgage-backed notes. The Company did not elect the fair value option for these notes and accordingly they are recorded at their principal balance less unamortized deferred financing cost and classified in "Securitized debt, net" in the Consolidated Balance Sheets. The following table summarizes the issued Arroyo Trust 2020's residential mortgage pass-through certificates at March 31, 2021 (dollars in thousands):

Classes	Principal Balance	Coupon	Carrying Value	Contractual Maturity
Offered Notes:
Class A-1A	$198,598	1.7%	$198,593	3/25/2055
Class A-1B	23,566	2.1%	23,566	3/25/2055
Class A-2	13,518	2.9%	13,517	3/25/2055
Class A-3	17,963	3.3%	17,963	3/25/2055
Class M-1	11,739	4.3%	11,739	3/25/2055
Subtotal	$265,384		$265,378
Less: Unamortized Deferred Financing Costs	N/A		2,399
Total	$265,384		$262,979

The Company retained the non-offered securities in the securitization, which include the Class B, Class A-IO-S and Class XS certificates. These non-offered securities were eliminated in consolidation. The securitized debt of the Arroyo Trust 2020 can only be settled with the residential loans that serve as collateral for the securitized debt and is non-recourse to the Company. At March 31, 2021, Residential Whole Loans, with an outstanding principal balance of approximately $271.5 million serve as collateral for the Arroyo Trust 2020's securitized debt. The Company may redeem the offered notes on or after the earlier of (i) the three-year anniversary of the closing date or (ii) the date on which the aggregate collateral balance is equal to or less than 30% of the original principal balance. The notes are redeemable at their face value plus accrued interest.

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

The following table summarizes the Company’s derivative instruments at March 31, 2021 and December 31, 2020 (dollars in thousands):

			March 31, 2021		December 31, 2020
Derivative Instrument	Accounting Designation	Consolidated Balance Sheets Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Credit default swaps, asset	Non-Hedge	Derivative assets, at fair value	$2,030	$136	$2,030	$161
Total derivative instruments, assets				136		161

Credit default swaps, liability	Non-Hedge	Derivative liability, at fair value	4,140	(648)	4,140	(656)
Total derivative instruments, liabilities				(648)		(656)
Total derivative instruments, net				$(512)		$(495)

The following table summarizes the effects of the Company’s derivative positions, including Interest-Only Strips characterized as derivatives and TBAs, which are reported in "Gain (loss) on derivative instruments, net" in the Consolidated Statements of Operations for the three months ended March 31, 2021 and March 31, 2020 (dollars in thousands):

	Realized Gain (Loss), net
Description	Other Settlements / Expirations	Variation Margin Settlement	Return (Recovery) of Basis	Mark-to-Market	Contractual interest income (expense), net(1)	Total
Three months ended March 31, 2021
Interest-Only Strips— accounted for as derivatives	$—	$—	$(94)	$—	$121	$27
Credit default swaps	16	—	—	(17)	—	(1)
Total	$16	$—	$(94)	$(17)	$121	$26

Three months ended March 31, 2020
Interest rate swaps	$(262)	$(179,759)	$262	$(2,515)	$(1,395)	$(183,669)
Interest rate swaptions	—	—	—	181	—	181
Interest-Only Strips— accounted for as derivatives	—	—	(545)	(839)	636	(748)
Credit default swap	(1,315)	—	—	(2,638)	—	(3,953)
TBAs	1,494	—	—	(2,996)	—	(1,502)
Total	$(83)	$(179,759)	$(283)	$(8,807)	$(759)	$(189,691)

At March 31, 2021 and December 31, 2020, the Company had cash pledged as collateral for derivatives of approximately $510 thousand and $510 thousand, respectively, which is reported in "Due from counterparties" in the Consolidated Balance Sheets.

Interest rate swaps and interest rate swaptions

The Company uses interest rate swaps and interest rate swaptions to mitigate its exposure to higher short-term interest rates in connection with its repurchase agreements.  Interest rate swaps generally involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the interest rate swap without exchange of the underlying notional amount.  Notwithstanding the foregoing, in order to manage its hedge position with regard to its liabilities, the Company on occasion will enter into interest rate swaps which involve the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the interest rate swap without exchange of the underlying notional amount. The Company also enters into forward starting swaps and interest rate swaptions to help mitigate the effects of changes in interest rates on a portion of its borrowings under repurchase agreements. Interest rate swaptions provide the Company the option to enter into an interest rate swap agreement for a predetermined notional amount, stated term and pay and receive interest rates in the future.  The Company generally enters into MAC (Market Agreed Coupon) interest rate swaps in which it may receive or make a payment at the time of entering such interest rate swap to compensate for the out of the market nature of such interest rate swap.  Similar to all other interest rate swaps, these interest rate swaps are also subject to margin requirements.

The Company has not elected to account for its interest rate swaps as “hedges” under GAAP, accordingly the change in fair value of the interest rate swaps not designated in hedging relationships are recorded together with periodic net interest settlement amounts in "Gain (loss) on derivatives instruments, net" in the Consolidated Statements of Operations.

Interest Rate Swaps

From time to time, the Company may enter into interest rate swaps. As of March 31, 2021 and December 31, 2020, the Company did not have any interest rate swaps in its derivative holdings.

Interest Rate Swaptions

From time to time, the Company may enter into interest rate swaptions. As of March 31, 2021 and December 31, 2020, the Company did not have any interest rate swaptions in its derivative holdings.

Futures Contracts

From time to time, the Company may enter into Eurodollar, Volatility Index, and U.S. Treasury futures. As of March 31, 2021 and December 31, 2020, the Company had no open futures contracts.

To-Be-Announced Securities

    From time to time, the Company may purchase or sell TBAs. There were no open TBA positions as of March 31, 2021 and December 31, 2020.

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

Note 9 — Offsetting Assets and Liabilities

The following tables present information about certain assets and liabilities that are subject to master netting agreements (or similar agreements) and can potentially be offset in the Company’s Consolidated Balance Sheets at March 31, 2021 and December 31, 2020 (dollars in thousands):

	March 31, 2021
	Gross Amounts	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
Description				Financial Instruments(1)	Cash Collateral (1)
Derivative Assets
Agency and Non-Agency Interest-Only Strips, accounted for as derivatives included in MBS	$1,471	$—	$1,471	$(1,471)	$—	$—
Derivative asset, at fair value	136	—	136	(136)	—	—
Total assets	$1,607	$—	$1,607	$(1,607)	$—	$—

Derivative Liabilities and Repurchase Agreements
Derivative liability, at fair value(2)	$648	$—	$648	$(136)	$(510)	$2
Repurchase Agreements(3)	347,132	—	347,132	(347,132)	—	—
Total liabilities	$347,780	$—	$347,780	$(347,268)	$(510)	$2

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
(2)Cash collateral pledged against the Company’s derivative counterparties was approximately $510 thousand as of March 31, 2021.
(3)The carrying value of investments pledged against the Company’s repurchase agreements was approximately $672.3 million as of March 31, 2021.

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
(3)Cash collateral pledged against the Company’s derivative counterparties was approximately $510 thousand as of December 31, 2020.
(4)The carrying value of investments pledged against the Company’s repurchase agreements was approximately $682.9 million as of December 31, 2020.

Certain of the Company’s repurchase agreement and derivative transactions are governed by underlying agreements that generally provide for a right of set-off in the event of default or in the event of a bankruptcy of either party to the transaction.

Note 10 — Related Party Transactions

Management Agreement

In connection with the Company’s initial public offering ("IPO") in May 2012, the Company entered into a management agreement (the “Management Agreement”) with the Manager, which describes the services to be provided by the Manager and compensation for such services.  The Manager is responsible for managing the Company’s operations, including: (i) performing all of its day-to-day functions; (ii) determining investment criteria in conjunction with the Board of Directors; (iii) sourcing, analyzing and executing investments, asset sales and financings; (iv) performing asset management duties; and (v) performing financial and accounting management, subject to the direction and oversight of the Company’s Board of Directors. Pursuant to the terms of the Management Agreement, the Manager is paid a management fee equal to 1.50% per annum of the Company’s stockholders’ equity (as defined in the Management Agreement), calculated and payable (in cash) quarterly in arrears. For purposes of calculating the management fee, “stockholders’ equity” means the sum of the net proceeds from any issuances of the Company’s equity securities since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus retained earnings, calculated in accordance with GAAP, at the end of the most recently completed fiscal quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less any amount paid for repurchases of the Company’s shares of common stock, excluding any unrealized gains or losses on our investments and derivatives and other non-cash items (excluding other than temporary impairment) that have impacted stockholders' equity as reported in the Company’s consolidated financial statements prepared in accordance with GAAP, regardless of whether such items are included in other comprehensive income or loss, or in net income, and excluding one-time events pursuant to changes in GAAP and certain other non-cash charges after discussions between the Manager and the Company’s independent directors and after approval by a majority of the Company’s independent directors. However, if the Company’s stockholders’ equity for any given quarter is negative based on the calculation described above, the Manager will not be entitled to receive any management fee for that quarter.

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

The Management Agreement may be amended, supplemented or modified by agreement between the Company and the Manager. The Management Agreement expires on May 16, 2022.  It is automatically renewed for one-year terms on each May 15th unless previously terminated as described below. The Company’s independent directors review the Manager’s performance and any fees payable to the Manager annually and, the Management Agreement may be terminated annually upon the affirmative vote of at least two-thirds (2/3) of the Company’s independent directors, based upon: (i) the Manager’s unsatisfactory performance that is materially detrimental to the Company; or (ii) the Company’s determination that any fees payable to the Manager are not fair, subject to the Manager’s right to prevent such termination due to unfair fees by accepting a reduction of management fees agreed to by at least two-thirds (2/3) of the Company’s independent directors. The Company will provide the Manager 180 days prior notice of any such termination. Unless terminated for cause, the Company will pay the Manager a termination fee equal to three times the average annual management fee earned by the Manager during the prior 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination.

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
     For the three months ended March 31, 2021 and March 31, 2020, the Company incurred approximately $1.5 million and approximately $1.0 million in management fees, respectively. The Manager waived the management fee for three months from March 2020 through May 2020 because of the unprecedented market disruption and dislocation across fixed income markets surrounding the uncertainty related to the COVID-19 pandemic. Future waivers, if any, will be at the Manager's discretion.
In addition to the management fee, the Company is also responsible for reimbursing the Manager for certain expenses paid by the Manager on behalf of the Company as defined in the Management Agreement.  For the three months ended March 31, 2021 and March 31, 2020, the Company recorded expenses included in general and administrative expenses totaling approximately $219 thousand and approximately $221 thousand, respectively, related to reimbursable employee costs. Any such expenses incurred by the Manager and reimbursed by the Company, including the employee compensation expense, are typically included in the Company’s general and administrative expenses in the Consolidated Statements of Operations.  At March 31, 2021 and December 31, 2020, approximately $3.0 million and approximately $3.0 million, respectively, for management fees incurred but not yet paid was included in "Payable to affiliate" in the Consolidated Balance Sheets.  In addition, at March 31, 2021 and December 31, 2020, approximately $156 thousand and approximately $148 thousand, respectively, of reimbursable costs incurred but not yet paid was included in "Payable to affiliate" in the Consolidated Balance Sheets.

Note 11 — Share-Based Payments

In conjunction with the Company’s IPO and concurrent private placement, the Company’s Board of Directors approved the Western Asset Mortgage Capital Corporation Equity Plan (the “Equity Plan”) and the Western Asset Manager Equity Plan (the “Manager Equity Plan” and collectively the “Equity Incentive Plans”). The Equity Incentive Plans include provisions for grants of restricted common stock and other equity-based awards to the Manager, its employees and employees of its affiliates and to the Company’s directors, officers and employees. The Company can issue up to 3.0% of the total number of issued and outstanding shares of its common stock (on a fully diluted basis) at the time of each award (other than any shares previously issued or subject to awards made pursuant to one of the Company’s Equity Incentive Plans) under these Equity Incentive Plans. Upon the completion of the Company's most recent secondary public offerings, the number of shares of common stock available under the Equity Incentive Plans increased to 1,804,258. Approximately 1,027,992 shares have been issued under the Equity Plans with 776,266 shares available for issuance, as of March 31, 2021.

Under the Equity Plan, the Company made the following grants during the three months ended March 31, 2021 and the year ended December 31, 2020:

On June 19, 2020, the Company granted a total of 127,275 shares (25,455 each) of restricted common stock under the Equity Plan to the Company’s five independent directors. These restricted shares will vest in full on June 19, 2021, the first anniversary of the grant date. Each of the independent directors has elected to defer the shares granted under the Director Deferred Fee Plan.

During the three months ended March 31, 2021 and March 31, 2020, 36,000 and 36,000 restricted common shares vested, respectively, including shares whose issuance has been deferred under the Director Deferred Fee Plan. The Company recognized stock-based compensation expense of approximately $182 thousand and approximately $165 thousand for the three months ended March 31, 2021 and March 31, 2020, respectively. In addition, the Company had unamortized compensation expense of $437 thousand and $619 thousand for equity awards at March 31, 2021 and December 31, 2020, respectively.

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

The following is a summary of restricted common stock vesting dates as of March 31, 2021 and December 31, 2020, including shares whose issuance has been deferred under the Director Deferred Fee Plan:

	March 31, 2021	December 31, 2020
Vesting Date	Shares Vesting	Shares Vesting
March 2021	—	36,000
June 2021	132,815	130,365
March 2022	36,000	36,000
	168,815	202,365

The following table presents information with respect to the Company’s restricted stock for the three months ended March 31, 2021 and March 31, 2020, respectively, including shares whose issuance has been deferred under the Director Deferred Fee Plan:

	March 31, 2021		March 31, 2020
	Shares of Restricted Stock	Weighted Average Grant Date Fair Value (1)	Shares of Restricted Stock	Weighted Average Grant Date Fair Value (1)
Outstanding at beginning of period	1,025,542	$14.10	894,289	$15.76
Granted (2)	2,450	3.19	888	10.67
Cancelled/forfeited	—	—	—	—
Outstanding at end of period	1,027,992	14.07	895,177	15.75
Unvested at end of period	168,815	$4.40	103,480	$10.29

(1)The grant date fair value of restricted stock awards is based on the closing market price of the Company’s common stock at the grant date.
(2)Includes 2,450 and 888 shares of restricted stock attributed to dividends on restricted stock under the Director Deferred Fee Plan for the three months ended March 31, 2021 and March 31, 2020, respectively.

Note 12 — Stockholders’ Equity

At-The-Market Program
    In March 2017, the Company entered into an equity distribution agreement with JMP Securities LLC, which was amended on June 5, 2020, under which the Company may offer and sell up to $100.0 million shares of common stock in an At-The-Market equity offering. During the year ended December 31, 2020, the Company sold 6,034,741 shares under this amended agreement with an average price of $3.70 per share for a total net proceeds of $22.0 million. During the three months ended March 31, 2021, the Company did not sell any shares under the amended agreement.
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

Dividends

To preserve liquidity, the Company suspended its first and second quarter common stock dividends in 2020 given extraordinary market volatility driven by uncertainty surrounding the COVID-19 pandemic. Starting in the quarter ended September 30, 2020, the Company resumed payment of the quarterly dividend after making progress strengthening its balance sheet and improving liquidity and earnings power of its investment portfolio.

The following table presents cash dividends declared and paid by the Company on its common stock:

Declaration Date	Record Date	Payment Date	Amount per Share	Tax Characterization
2021
March 23, 2021	April 2, 2021	April 26, 2021	$0.06	Not yet determined
2020
December 17, 2020	December 28, 2020	January 26, 2021	$0.06	Not yet determined(1)
September 22, 2020	October 2, 2020	October 26, 2020	$0.05	Return of capital
(1)The cash distributions made on January 26, 2021, with a record date of December 28, 2020, are treated as received by stockholders on January 26, 2021 and taxable in calendar year 2021. The tax characterization of these distributions will be determined in January 2022.

Note 13 — Net Income (loss) per Common Share

The table below presents basic and diluted net income (loss) per share of common stock using the two-class method for the three months ended March 31, 2021 and March 31, 2020 (dollars, other than shares and per share amounts, in thousands):

	For the three months ended March 31, 2021	For the three months ended March 31, 2020
Numerator:
Net income (loss) attributable to common stockholders and participating securities for basic and diluted earnings per share	$7,953	$(381,857)
Less:
Dividends and undistributed earnings allocated to participating securities	48	—
Net income (loss) allocable to common stockholders — basic and diluted	$7,905	$(381,857)

Denominator:
Weighted average common shares outstanding for basic earnings per share	60,742,301	53,402,623
Weighted average common shares outstanding for diluted earnings per share	60,742,301	53,402,623
Basic earnings (loss) per common share	$0.13	$(7.15)
Diluted earnings (loss) per common share	$0.13	$(7.15)

For the three months ended March 31, 2021 and March 31, 2020, the Company excluded the effects of the convertible senior unsecured notes from the computation of diluted earnings per share since the average market value per share of the Company’s common stock was below the exercise price of the convertible senior unsecured notes.

Note 14 — Income Taxes

As a REIT, the Company is not subject to federal income tax to the extent that it makes qualifying distributions to its stockholders and satisfies on a continuing basis, through actual investment and operating results, the REIT requirements including certain asset, income and stock ownership tests.

Based on the Company’s analysis of any potential uncertain income tax positions, the Company concluded that it does not have any uncertain tax positions that meet the recognition or measurement criteria as of March 31, 2021.  The Company files U.S. federal and state income tax returns.  As of March 31, 2021, U.S. federal tax returns filed by the Company for 2019, 2018 and 2017 and state tax returns filed for 2019, 2018, 2017, 2016 and 2015 are open for examination pursuant to relevant statutes of limitation. In the event that the Company incurs income tax related interest and penalties, the Company’s policy is to classify them as a component of its provision for income taxes.

Income Tax Provision

Subject to the limitation under the REIT asset test rules, the Company is permitted to own up to 100% of the stock of one or more taxable REIT subsidiaries ("TRS"). Currently, the Company owns one TRS that is taxable as a corporation and is subject to federal, state and local income tax on its net income at the applicable corporate rates. The TRS, which was formed in Delaware on July 28, 2014, is a limited liability company and a wholly-owned subsidiary of the Company. During the three months ended March 31, 2021 and March 31, 2020, the Company recorded a federal and state tax provision of $98 thousand and tax benefit of $93 thousand, respectively, which is recorded in "Income tax provision (benefit)" in the Consolidated Statements of Operations.

Deferred Tax Asset

As of March 31, 2021 and December 31, 2020, the Company recorded a deferred tax asset of approximately $21.0 million and $21.0 million, respectively, relating to capital loss carryforward and temporary differences as a result of the timing of income recognition of certain investments held in the TRS. The capital loss carryforwards may only be recognized to the extent of capital gains. There is uncertainty as to the TRS ability to recognize capital gains in the future. As a result, the Company has concluded it is more likely than not the deferred tax asset will not be realized and has recorded a full valuation allowance of $21.0 million and $21.0 million as of March 31, 2021 and December 31, 2020, respectively.

In addition, the REIT generated net operating losses ("NOLs") for the years ended December 31, 2020 and December 31, 2017, related to its interest rate swap terminations, and for its California return a portion of the NOLs is apportioned to the TRS. The Company recorded a deferred tax asset relating to the NOLs of $19.3 million and $19.3 million in the REIT and $2.1 million and $2.1 million in the TRS as of March 31, 2021 and December 31, 2020, respectively. The TRS can carryback the NOLs generated during the years ended December 31, 2020 and December 31, 2017 to each of the two preceding years to request a refund for taxes paid. As of March 31, 2021 and December 31, 2020, the Company has concluded it is more likely than not the deferred tax asset relating to the NOLs will not be realized, with the exception of the TRS carryback to 2015, and it has recorded a combined valuation allowance of $21.4 million and $21.4 million, respectively.

Effective Tax Rate

The Company's effective tax rate differs from its combined federal and state income tax rate primarily due to its valuation allowance and the deduction of dividends distributions to be paid under Code Section 857(a).

Note 15 — Contingencies

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. Management is not aware of any material contingencies at March 31, 2021.

Note 16 — Subsequent Events

Commercial Whole Loan Facility
On May 5, 2021, the Company amended its Commercial Whole Loan Facility, to among other things, convert the term to a 12-month facility with up to a 12-month extension option, subject to the lender's consent.

Non-Agency CMBS and Non-Agency RMBS Facility

On May 5, 2021, the Company amended its Non-Agency CMBS and Non-Agency RMBS financing facility, to among other things, extend the facility for an additional 12 months and reduce the interest rate. The amended facility has improved advance rates and bears interest at a rate of three-month LIBOR plus 2.00%.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING INFORMATION

The Company makes forward-looking statements herein and will make forward-looking statements in future filings with the Securities and Exchange Commission (the “SEC”), press releases or other written or oral communications within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For these statements, the Company claims the protections of the safe harbor for forward-looking statements contained in such sections. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond the Company’s control. In particular, it is difficult to fully assess the long-term social, economic and health impact of and success of recovery efforts, including vaccine distribution, relate to COVID-19 at this time.

These forward-looking statements include information about possible or assumed future results of the Company’s business, financial condition, liquidity, results of operations, plans and objectives. When the Company uses the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions, the Company intends to identify forward-looking statements. Statements regarding the following subjects, among others, may be forward-looking: market trends in the Company’s industry, interest rates, real estate values, the debt securities markets, the U.S. housing and the U.S. and foreign commercial real estate markets or the general economy or the market for residential and/or commercial mortgage loans; the Company’s business and investment strategy; the Company’s projected operating results; changes in interest rates and the market value of the Company’s target assets; credit risks; servicing - related risks, including those associated with foreclosure and liquidation; the state of the U.S. and to a lesser extent, international economy generally or in specific geographic regions; economic trends and economic recoveries; the Company’s ability to obtain and maintain financing arrangements, including under the Company’s repurchase agreements, a form of secured financing, and securitizations; the current potential return dynamics available in residential mortgage-backed securities (“RMBS”), and commercial mortgage-backed securities (“CMBS” and collectively with RMBS, “MBS”); the level of government involvement in the U.S. mortgage market; the anticipated default rates on CMBS and Commercial Loans; the loss severity on Non-Agency MBS; the general volatility of the securities markets in which the Company participates; changes in the value of the Company’s assets; the Company’s expected portfolio of assets; the Company’s expected investment and underwriting process; interest rate mismatches between the Company’s target assets and any borrowings used to fund such assets; changes in prepayment rates on the Company’s target assets; effects of hedging instruments on the Company’s target assets; rates of default or decreased recovery rates on the Company’s target assets; the degree to which the Company’s hedging strategies may or may not protect the Company from interest rate volatility; the impact of and changes in governmental regulations, tax law and rates, accounting guidance and similar matters; the Company’s ability to maintain the Company’s qualification as a real estate investment trust for U.S. federal income tax purposes; the Company’s ability to maintain its exemption from registration under the Investment Company Act of 1940, as amended (the “1940 Act”); the availability of opportunities to acquire Agency RMBS, Non-Agency RMBS, CMBS, Residential and Commercial Whole Loans, Residential and Commercial Bridge Loans and other mortgage assets; the availability of qualified personnel; estimates relating to the Company’s ability to make distributions to its stockholders in the future; the Company’s understanding of its competition; the uncertainty and economic impact of pandemics, epidemics or other public health emergencies, such as the ongoing outbreak of COVID-19; and the Manager's expectations regarding COVID-19 recovery.

The forward-looking statements are based on the Company’s beliefs, assumptions and expectations of its future performance, taking into account all information currently available to it.  Forward-looking statements are not predictions of future events.  These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to the Company.  Some of these factors, are described in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 5, 2021. These and other risks, uncertainties and factors, including those described in the annual, quarterly and current reports that the Company files with the SEC, could cause its actual results to differ materially from those included in any forward-looking statements the Company makes.  All forward-looking statements speak only as of the date they are made.  New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect the Company.  Except as required by law, the Company is not obligated to, and does not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Our Target Assets

 Residential Whole Loans. — Residential Whole Loans are mortgages secured by single family residences held directly by us or through consolidated trusts with us holding the beneficial interest in the trusts. Our Residential Whole Loans are mainly adjustable rate mortgages that do not qualify for the Consumer Finance Protection Bureau’s (or CFPB) safe harbor provision for “qualified mortgages” ("Non QM mortgages"). Our Manager’s review, relating to Non QM mortgages, includes an analysis of the loan originator’s procedures and documentation for compliance with Ability to Repay requirements.  As discussed in Note 7 "Financing," we have and may continue to securitize whole loan interests, selling more senior interests in the pool of loans and retaining residual portions.  The characteristics of our Residential Whole Loans may vary going forward.

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

Our Investment Portfolio

    Our investment portfolio composition at March 31, 2021.

Our Financing Strategy

During 2020, the uncertainties created by the COVID-19 pandemic made it challenging to obtain financing arrangements on favorable terms, including our repurchase agreements, term financings, and securitizations. In the latter part of 2020 and continuing into 2021 terms for financing arrangements have improved significantly. We have primarily financed our investment acquisitions with repurchase agreements. We believe the amount of leverage we use is consistent with our intention of keeping total borrowings within a prudent range, as determined by our Manager, taking into account a variety of factors such as general economic, political and financial market conditions, the anticipated liquidity and price volatility of our assets, the availability and cost of financing the assets, the creditworthiness of financing counterparties and the health of the U.S. residential and commercial mortgage markets. In utilizing leverage, we seek to enhance equity returns while limiting our exposure to interest rate volatility and daily margin calls. We expect to continue to seek financing arrangements without daily margin requirements or with margin requirements which apply only after a significant reduction in the valuation of the assets financed, including but not limited to term financing, securitization and convertible senior unsecured notes, as the market permits. While we are not required to maintain any particular leverage ratio, we expect to maintain a debt-to-equity ratio of two to five times the amount of our stockholders’ equity, depending on our investment composition.

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

Our repurchase agreement counterparties generally require collateral in excess of the loan amount, or haircuts. As of March 31, 2021, the ranges of the haircuts on our investments were as follows:

Collateral	Minimum	Maximum (excluding IOs and IIOs)	Maximum (including IOs and IIOs)
Agency RMBS	25.0%	n/a	25.0%
Non-Agency RMBS	32.5%	35.0%	35.0%
Non-Agency CMBS	25.0%	45.0%	n/a
Other securities	32.5%	60.0%	n/a
Residential Whole Loans(1)	18.6%	80.0%	n/a
Commercial Loans(2)	22.0%	96.9%	n/a

(1) Includes Residential Bridge Loans.
(2) Includes Securitized commercial loans.

Our Hedging Strategy and Risk Management Strategy

Our overall portfolio strategy is designed to generate attractive returns to our investors through various economic cycles. We believe our broad approach to investing in the real estate mortgage markets, which considers all categories of real estate assets, allows us to invest in a diversified portfolio and help mitigate our portfolio from risks that arise from investing in a single or limited collateral type. In connection with our risk management activities, we may enter into a variety of derivative and non-derivative instruments. When purchased, our primary objective for acquiring these derivatives and non-derivative instruments is to mitigate our exposure to future events that are outside our control. Our derivative instruments are designed to mitigate the effects market risk and cash flow volatility associated with interest rate risk, including prepayment risk. As part of our hedging strategy, we may enter into, interest rate swaps, including forward starting swaps, interest rate swaptions, U.S. Treasury options, future contracts, TBAs, credit default swaps, forwards and other similar instruments. There can be no assurance that appropriate hedging strategies will be available or that if implemented they will be successful.

Critical Accounting Policies

The consolidated financial statements include our accounts, those of our wholly-owned subsidiaries and certain VIEs in which we are the primary beneficiary.  All intercompany amounts have been eliminated in consolidation.  In accordance with GAAP, our consolidated financial statements require the use of estimates and assumptions that involve the exercise of judgment and use of assumptions as to future uncertainties.  In accordance with SEC guidance, the following discussion addresses the accounting policies that we currently apply. Our most critical accounting policies will involve decisions and assessments that could affect our reported assets and liabilities, as well as our reported revenues and expenses. We believe that all of the decisions and assessments upon which our consolidated financial statements have been based were reasonable at the time made and based upon information available to us at that time. For a review of recent accounting pronouncements that may impact our results of operations, see Note 2 of our “Notes to Consolidated Financial Statements (Unaudited).”

There have been no significant changes to our critical accounting policies that are disclosed in our most recent Annual Report on Form 10-K for the year ended December 31, 2020.

2021 Activity

Investment Activity

We continually evaluate potential investments and our investment selection is based on supply and demand of our target assets, costs of financing, and the expected future interest rate volatility costs of hedging. During the three months ended March 31, 2021, we did not acquire or sell any investments.

The following table presents our investing activity for the three months ended March 31, 2021 (dollars in thousands):

	Balance at		Loan Modification/Capitalized Interest	Principal Payments and Basis Recovery	Proceeds from Sales	Transfers to REO	Realized Gain/(Loss)	Unrealized Gain/(loss)	Premium and discount amortization, net	Balance at
Investment Type	December 31, 2020	Purchases								March 31, 2021
Agency RMBS and Agency RMBS IOs	$1,708	$—	N/A	$(105)	$—	N/A	$—	$26	$—	$1,629
Non-Agency RMBS	25,381	—	N/A	(311)	—	N/A	—	1,455	134	26,659
Non-Agency CMBS	164,081	—	N/A	(581)	—	N/A	(5,929)	(13,971)	2,431	146,031
Other securities(1)	48,754	—	N/A	—	—	N/A	—	681	(769)	48,666
Total MBS and other securities	239,924	—	N/A	(997)	—	N/A	(5,929)	(11,809)	1,796	222,985
Residential Whole Loans	1,008,782	—	174	(95,015)	—	—	—	17,321	(2,047)	929,215
Residential Bridge Loans	13,916	—	—	(1,082)	—	(684)	(36)	203	(2)	12,315
Commercial Loans	310,523	—	—	(148)	—	—	—	1,622	64	312,061
Securitized commercial loans	1,605,335	—	—	(51,168)	—	—	—	75,810	6,150	1,636,127
Total Investments	$3,178,480	$—	$174	$(148,410)	$—	$(684)	$(5,965)	$83,147	$5,961	$3,112,703

(1) Other securities include $42.5 million of GSE CRTs and $6.2 million of ABS at March 31, 2021.

Portfolio Characteristics

Our Agency Portfolio

The following table summarizes our Agency portfolio by investment category as of March 31, 2021 (dollars in thousands):

	Principal Balance	Amortized Cost	Fair Value	Net Weighted Average Coupon
Agency RMBS IOs and IIOs (1)	N/A	$78	$158	1.6%
Agency RMBS IOs and IIOs accounted for as derivatives (1)	N/A	N/A	1,471	2.3%
Total Agency RMBS	—	78	1,629	2.2%
Total	$—	$78	$1,629	2.2%

(1)IOs and IIOs have no principal balances and bear interest based on a notional balance.  The notional balance is used solely to determine interest distributions on the interest-only class of securities.

Credit Sensitive Portfolio

Non-Agency RMBS

The following table presents the fair value and weighted average purchase price for each of our Non-agency RMBS categories, including IOs accounted for as derivatives, together with certain of their respective underlying loan collateral attributes and current performance metrics as of March 31, 2021 (fair value dollars in thousands):

		Weighted Average
Category	Fair Value	Purchase Price	Life (Years)	Original LTV	Original FICO	60+ Day Delinquent	CPR
Prime	$10,031	$71.62	5.9	68.9%	769	4.0%	33.1%
Alt-A	16,628	47.70	12.4	80.7%	665	20.7%	0.9%
Total	$26,659	$56.70	10.0	76.2%	704	14.5%	13.0%

 Non-Agency CMBS

The following table presents certain characteristics of our Non-Agency CMBS portfolio as of March 31, 2021 (dollars in thousands):

		Principal		Weighted Average
Type	Vintage	Balance	Fair Value	Life (Years)	Original LTV
Conduit:
	2006-2009	$4,990	$2,700	2.2	73.4%
	2010-2020	94,107	37,089	5.2	62.5%
		99,097	39,789	5.0	63.2%
Single Asset:
	2010-2020	127,901	106,242	2.0	66.3%
Total		$226,998	$146,031	2.8	65.4%

Residential Whole Loans

The Residential Whole Loans have low LTV's and are comprised of 2,289 Non-QM adjustable rate mortgages and seven investor fixed rate mortgages. The following table presents certain information about our Residential Whole Loans investment portfolio at March 31, 2021 (dollars in thousands):

			Weighted Average
Current Coupon Rate	Number of Loans	Principal Balance	Original LTV	Original FICO Score(1)	Expected Life (years)	Contractual Maturity (years)	Coupon Rate
2.01% – 3.00%	7	$4,583	67.4%	732	6.9	28.3	2.7%
3.01% – 4.00%	161	57,061	54.6%	718	4.1	23.0	3.6%
4.01% – 5.00%	1,058	357,860	62.0%	751	3.3	27.6	4.9%
5.01% – 6.00%	1,037	459,058	64.4%	740	3.5	27.5	5.4%
6.01% – 7.00%	31	10,642	68.6%	718	3.5	26.5	6.3%
7.01% - 8.00%	2	509	73.2%	753	4.9	27.4	7.1%
Total	2,296	$889,713	62.8%	743	3.4	27.2	5.1%

(1)The original FICO score is not available for 223 loans with a principal balance of approximately $69.7 million at March 31, 2021. We have excluded those loans from the weighted average computation.

Residential Bridge Loans

    Our Residential Bridge Loans are comprised of short-term fixed rate mortgages secured by non-owner occupied single and multi-family residences with low LTVs, generally up to 85%. The following table presents certain information about our Residential Bridge Loans investment portfolio at March 31, 2021 (dollars in thousands):

			Weighted Average
Current Coupon Rate	Number of Loans	Principal Balance	Original LTV	Contractual Maturity (months)(1)	Coupon Rate
7.01% – 9.00%	9	$7,423	70.7%	0.0	8.7%
9.01% – 11.00%	14	5,403	76.2%	0.3	10.1%
11.01% – 13.00%	2	495	69.7%	0.0	11.4%
17.01% – 19.00%	1	124	75.0%	0.0	18.0%
Total	26	$13,445	72.9%	0.3	9.5%

(1) Non-performing loans that are past their maturity date are excluded from the calculation of the weighted average contractual maturity. The weighted average contractual maturity for these loans is zero.

Non-performing Residential Loans

The following table presents the aging of the Residential Whole Loans and Bridge Loans as of March 31, 2021 (dollars in thousands):

	Residential Whole Loans			Bridge Loans
	No of Loans	Principal	Fair Value	No of Loans	Principal	Fair Value (1)
Current(2)	2,246	$858,929	$898,785	1	$105	$77
1-30 days	14	7,897	8,218	3	2,027	2,045
31-60 days	5	2,326	2,432	1	373	366
61-90 days	5	2,297	2,218	—	—	—
90+ days	26	18,264	17,562	21	10,940	9,827
Total	2,296	$889,713	$929,215	26	$13,445	$12,315

(1) Includes $1.1 million loans carried at amortized cost.
(2) Includes loans in forbearance with unpaid principal balance of approximately $5.2 million.

COVID-19 has materially disrupted business operations, resulting in significantly higher levels of unemployment or underemployment in certain sectors. As a result, some of its Residential Whole Loan borrowers have experienced financial hardship, making it difficult to meet their payment obligations to us, leading to requests for forbearance and higher levels of delinquency and potentially defaults. We maintain a strong relationship with our servicers and have utilized these relationships to manage the impacts of COVID-19 pandemic on the our Non-QM loans. As of March 31, 2021, we had 12 Non-QM loans in forbearance and 74 Non-QM loans in the repayment phase following forbearance. Under the forbearance agreement, the borrower can generally elect to defer the principal and interest payments for 3 to 5 months. At the end of the forbearance period, the borrower can either repay the deferred principal and interest in full or over the next 9 months or, capitalize the deferred principal and interest to the loan balance and calculate a new amortization payment. Loans in forbearance are treated as "Current" in the above table. These loans in forbearance are carried at fair value and had an unpaid principal balance of approximately $5.2 million, a fair value of $5.2 million, a weighted average original LTV of 57.4%., and represent approximately 0.6% of the total outstanding principal balance of our Residential Whole Loans.
Residential Whole Loans

As of March 31, 2021, there were 26 Non-QM loans carried at fair value in non-accrual status with an unpaid principal balance of approximately $18.3 million and a fair value of $17.6 million. These nonperforming loans represent approximately 2.1% of the total outstanding principal balance. No allowance or provision for credit losses was recorded as of and for the three months ended March 31, 2021 since the valuation adjustment, if any, would be reflected in the fair value of these loans. We stopped accruing interest income for these loans when they became contractually 90 days delinquent.

    As of March 31, 2021, there was one Residential Bridge Loans carried at amortized cost in non-accrual status with an unpaid principal balance of approximately $123.8 thousand and 20 Residential Bridge Loans carried at fair value in non-accrual status with an unpaid principal balance of approximately $10.8 million and a fair value of $9.7 million. These nonperforming Residential Bridge Loans represent approximately 81.4% of the total outstanding principal balance. We reviewed the estimated fair value of the collateral to determine if an allowance and provision of credit loss was required for loans carried at amortized costs. Based upon our evaluation, no allowance and provision for credit losses was recorded for loans carried at amortized cost as of and for the three months ended March 31, 2021 since the fair value of the collateral balance less the cost to sell was in excess of the outstanding principal and interest balances. No allowance and provision for credit losses was recorded for loans carried at fair value as of and for the three months ended March 31, 2021 since valuation adjustments, if any, would be reflected in the fair value of these loans. We stopped accruing interest income for these loans when they became contractually 90 days delinquent.

    As of March 31, 2021, we had three real estate owned ("REO") properties with an aggregate carrying value of $1.7 million related to foreclosed Bridge Loans. The REO properties are held for sale and accordingly carried at the lower of cost or fair value less cost to sell. The REO properties are classified in "Other assets" in the Consolidated Balance Sheets.

Commercial Real Estate Investments

Securitized Commercial Loans

RETL 2018-RVP was refinanced with a new securitization RETL 2019-RVP ("RETL 2019 Trust") in March 2019. We acquired a $65.3 million variable interest in the trust certificates issued by RETL 2019 Trust, including $45.3 million which represents the 5% eligible risk retention certificate. Please refer to Note 6 - "Commercial Real Estate Investments" for details. The RETL 2019 Trust holds a commercial loan collateralized by first mortgages, deeds of trusts and interests in commercial real estate located throughout the United States and Puerto Rico. The outstanding principal balance on this commercial loan is $303.0 million as of March 31, 2021. The commercial loan served as collateral for the $303.0 million securitized debt issued by RETL 2019 Trust and the securitized debt is non-recourse to us. Refer to Note 7 - "Financings" for details on the associated securitized debt.

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

In March 2020, we sold our investments in the A Class certificates of MRCD Trust, and shortly after the sale, we entered into an agreement that irrevocably assigned our controlling rights and appointed one of the buyers the new Directing Holder. As a result, the assets and liabilities of MRCD Trust were unconsolidated since we no longer have the power to direct the activities that significantly impact the economic performance of the MRCD Trust.

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

On August 1, 2020 we consolidated CSMC USA as a result of our ongoing reassessment of our CMBS VIE holdings for potential consolidation of the securitized trust. Our $14.9 million or 8.8% interest in the trust certificate of CSMC USA (F Class) was eliminated in the consolidation. Please refer to Note 6 - "Commercial Real Estate Investments" for details. The CSMC USA holds a commercial loan secured by a first mortgage lien on the borrowers’ fee and leasehold interests in a portion of a super-regional mall. The outstanding principal balance on this commercial loan is $1.4 billion as of March 31, 2021. The loan's stated maturity date is September 11, 2025 and bears a fixed interest rate of 4.38%. The commercial loan served as collateral for the $1.4 billion securitized debt issued by CMSC USA and the securitized debt is non-recourse to us. Refer to Note 7 - "Financings" for details on the associated securitized debt.

In December 2020, the commercial loan held by CSMC USA was amended to an interest only payment through maturity. As part of the modification, a Cash Management Forbearance Agreement was entered into by special servicer and the borrower that required both increased reporting requirements and monthly net cash remittance.

Non-Performing Commercial Loans

The impact of COVID-19 pandemic has adversely impacted a broad range of industries in which our commercial loan borrowers operate and could impair their ability to fulfill their financial obligations to us, most significantly hospitality asset. We believe our CRE loan sponsors are well capitalized and generally committed to supporting the assets collateralizing our loans. Our portfolio’s low average original LTV of 65.1% reflects significant equity value that our sponsors are motivated to protect.

As of December 31, 2020, we commenced foreclosure procedures for our delinquent commercial loan with an outstanding principal balance of $30.0 million, secured by a hotel. However, on February 24, 2021, the borrower filed for bankruptcy protection. We expect to move forward with the foreclosure subject to the bankruptcy process and believe there is a reasonable likelihood that the outstanding principal balance of $30.0 million, will be recovered, although there is no assurance of full recovery.

We hold a junior mezzanine loan (the "CRE 3 loan") with an outstanding principal balance of $90 million secured by a retail facility. The CRE 3 loan has an initial maturity on June 29, 2021. The CRE 3 loan is currently receiving interest payments from a reserve that will be exhausted in May 2021. We expect that the CRE 3 loan will become non performing upon depletion of such reserve.

The following table presents the aging of the Commercial Loans as of March 31, 2021 (dollars in thousands):

	Commercial Loans
	No of Loans	Principal	Fair Value
Current	10	$295,296	$284,716
1-30 days	—	—	—
31-60 days	—	—	—
61-90 days	—	—	—
90+ days	1	30,000	27,345
Total	11	$325,296	$312,061

Geographic Concentration

The mortgages underlying our Non-Agency RMBS and Non-Agency CMBS are located in various states across the United States and other countries. The following table presents the five largest concentrations by location for the mortgages collateralizing our Non-Agency RMBS and Non-Agency CMBS as of March 31, 2021, based on fair value (dollars in thousands):

	Non-Agency RMBS			Non-Agency CMBS
	Concentration	Fair Value		Concentration	Fair Value
California	29.7%	$7,912	California	27.4%	$39,951
New York	8.5%	2,264	Nevada	13.2%	19,248
Florida	8.5%	2,257	Illinois	13.2%	19,209
Georgia	4.1%	1,088	Bahamas	9.8%	14,247
Washington	4.0%	1,068	Kansas	6.8%	9,966

The following table presents the various states across the United States in which the collateral securing our Residential Whole Loans and Residential Bridge Loans at March 31, 2021, based on principal balance, is located (dollars in thousands):

	Residential Whole Loans			Residential Bridge Loans
	State Concentration	Principal Balance		State Concentration	Principal Balance
California	65.4%	$582,271	California	36.0%	$4,841
New York	17.5%	156,005	New York	19.6%	2,632
Georgia	3.4%	30,466	Washington	18.3%	2,461
Florida	3.0%	26,578	Florida	9.3%	1,249
New Jersey	2.6%	23,252	Connecticut	6.5%	872
Other	8.1%	71,141	Other	10.3%	1,390
Total	100.0%	$889,713	Total	100.0%	$13,445

Financing Activity

      We will look to continue to expand and diversify our financing sources, especially those sources that provide an alternative to short-term repurchase agreements with daily margin requirements. Our amended Residential Whole Loan facility and supplemented Non-Agency CMBS and RMBS facility has significantly reducing our exposure to margin volatility.

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

The target advance rate under the amended and restated facility was approximately 84% of the aggregate unpaid principal balance of the loans. The original maturity date for the facility was October 20, 2021. All principal payments and income generated by the loans during the term of the facility were used to pay principal and interest on the facility. Upon the securitization or sale by us of any whole loan subject to this amended and restated facility, the counterparty was entitled to receive a recapture premium fee of 30% of all realized value on any whole loans above such counterparty’s amortized basis as well as an exit fee of 0.50% of the loan amount in circumstances where the counterparty was not involved in the disposition of the loans. The financing cost of this facility was reflective of the challenging market conditions, at such time, when we entered into the agreement.

Initially, the aggregate borrowings under this facility with respect to its Residential Whole Loans was approximately $385.0 million and the market value of such loans was approximately $430.0 million. On June 29, 2020, we securitized approximately $355.8 million of the Residential Whole Loans and paid down the facility by approximately $339.4 million (see "Securitized Debt" below for additional details). As noted above as part of the financing arrangements we agreed to pay the lender a fee of 30% of all realized value on the Residential Whole Loans above the counterparty's amortized basis upon securitization or sale. As a result of refinancing the Residential Whole Loans through a securitization, we accrued a premium recapture fee of approximately $20.5 million, which was payable at the maturity of the facility, and was recorded in "Financing fees" in the Consolidated Statements of Operations. In October 2020, in connection with the amendment to the facility discussed below we paid $12.0 million of the premium recapture fee and the balance of $8.5 million is payable at October 5, 2021, when the amended facility matures.

On October 6, 2020, we entered into an amendment with respect to our residential loan warehouse facility. The amendment serves to convert the existing residential loan facility to a limited mark to market margin facility that bears an interest rate of LIBOR plus 2.75%, with a LIBOR floor of 0.25%. The target advance rate under the amended facility is 85% and the facility matures on October 5, 2021. As part of the amendment, the premium recapture fee was eliminated for new and existing investments financed under the amended facility.

Non-Agency CMBS and Non-Agency RMBS Facility

On May 4, 2020, we supplemented one of our existing securities repurchase facilities to consolidate most of our CMBS and RMBS assets, which were financed by multiple counterparties, into a single term facility with limited mark to market margin requirements. Pursuant to the agreement, a margin deficit will not occur until such time as the loan to value ratio surpasses a certain threshold (the “LTV Trigger”), on a weighted average basis per asset type, calculated on a portfolio level. If this threshold is reached, we may elect to provide cash margin or sell certain assets to the extent necessary to lower the ratio. The term of this facility is 12 months, subject to 12 month extensions at the counterparty’s option. All interest income generated by the assets during the term of the facility will be paid to us no less often than monthly. Interest on the facility is due from us at a rate of three-month LIBOR plus 5.00% payable quarterly in arrears. Half of all principal repayments on the underlying assets will be applied to repay the obligations owed to the counterparty, with the remainder paid to us, unless the LTV Trigger has occurred, in which case all principal payments will be applied to repay the obligations. The facility was amended in May 2021. See Note 16 Subsequent Events for details.

Certain of the repurchase agreements provide the counterparty with the right to terminate the agreement if we do not maintain certain equity, liquidity and leverage metrics, the most restrictive of which include a limit on leverage based on the composition of our portfolio. For all the repurchase agreements with outstanding borrowings, we were in compliance with the terms of such financial tests as of March 31, 2021.

At March 31, 2021, we had outstanding borrowings under five of our repurchase agreements. The following table summarizes our financing activity under our repurchase agreements for the three months ended March 31, 2021 (dollars in thousands):

	Balance at			Balance at
Collateral	December 31, 2020	Proceeds	Repayments	March 31, 2021
Agency RMBS	$1,418	$1,243	$(1,419)	$1,242
Non-Agency CMBS(1)	77,080	86,539	(87,393)	76,226
Non-Agency RMBS	14,643	14,456	(14,643)	14,456
Residential Whole Loans(2)	60,024	114,679	(117,407)	57,296
Residential Bridge Loans(2)	11,254	46,914	(48,071)	10,097
Commercial loans(2)	159,312	407,649	(413,419)	153,542
Membership interest(3)	18,844	39,102	(38,395)	19,551
Other securities	16,271	15,969	(16,271)	15,969
Borrowings under repurchase agreements	358,846	726,551	(737,018)	348,379
Less unamortized debt issuance costs	1,923	—	—	1,247
Borrowings under repurchase agreements, net	$356,923	$726,551	$(737,018)	$347,132

(1)Includes repurchase agreement borrowings on securities eliminated upon VIE consolidation.
(2)The borrowings and collateral pledged attributed to loans owned through trust certificates. The trust certificates are eliminated upon consolidation.
(3)The pledged amount relates to our non-controlling membership interest in our wholly-owned subsidiary, WMC RETL LLC, which was financed under a repurchase agreement. The membership interest is eliminated in consolidation.
.
Certain of the financing arrangements provide the counterparty with the right to terminate the agreement if we do not maintain certain equity, liquidity and leverage metrics. With the exception of one repurchase agreement for which we received a waiver, we were in compliance with the terms of such financial tests as of March 31, 2021.

At March 31, 2021, we had outstanding repurchase agreement borrowings with the following counterparties:

(dollars in thousands) Repurchase Agreement Counterparties	Amount Outstanding	Percent of Total Amount Outstanding	Company Investments Held as Collateral	Counterparty Rating(1)
Credit Suisse AG, Cayman Islands Branch (2)	$194,437	55.8%	$368,546	A+
Citigroup Global Markets Inc.	93,871	26.9%	199,402	A+
Nomura Securities International, Inc. (3)	46,048	13.2%	82,494	Unrated (3)
Credit Suisse Securities (USA) LLC	12,780	3.7%	20,270	A+
All other counterparties (4)	1,243	0.4%	1,629
Total	$348,379	100.0%	$672,341

(1)The counterparty ratings presented above are the long-term issuer credit ratings as rated at March 31, 2021 by S&P.
(2)Includes master repurchase agreements in which the buyer includes Alpine Securitization LTD., a Credit Suisse sponsored asset-backed commercial paper conduit.
(3)    Nomura Holdings, Inc., the parent company of Nomura Securities International, Inc., is rated BBB+ by S&P at March 31, 2021.
(4)    Represents amount outstanding with one counterparty, which holds collateral valued less than 5% of our stockholders’ equity as security for our obligations under the applicable repurchase agreements as of March 31, 2021.

The following table presents our average repurchase agreement borrowings, excluding unamortized debt issuance costs, by type of collateral pledged for the three months ended March 31, 2021 (dollars in thousands):

Collateral	Three Months Ended March 31, 2021
Agency RMBS	$1,370
Non-Agency RMBS	14,535
Non-Agency CMBS(1)	76,586
Residential Whole Loans	53,038
Commercial loans	155,991
Residential Bridge Loans	12,491
Membership interest	18,462
Other securities	16,068
Total	$348,541
Maximum borrowings during the period(2)	$357,553

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

The following table summarizes the consolidated RETL 2019 Trust's commercial mortgage pass-through certificates at March 31, 2021 which is classified in "Securitized debt, net" in the Consolidated Balance Sheets (dollars in thousands):

Classes	Principal Balance(1)	Coupon	Fair Value	Contractual Maturity
Class C	$257,734	2.2%	$256,436	3/15/2022
Class X-EXT(1)	N/A	1.2%	26	3/15/2022
	$257,734		$256,462

(1) Class X-EXT is an interest-only class with a notional balance of $257.7 million as of March 31, 2021.

The above table does not reflect the HRR class bonds held by us because the bonds are eliminated in consolidation. The HRR class bonds had a fair value of $42.9 million as of March 31, 2021 and our exposure to loss is limited to our ownership interest in these bonds.

The following table summarizes the consolidated 2014 CSMC USA's commercial mortgage pass-through certificates at March 31, 2021 which is classified in "Securitized debt, net" in the Consolidated Balance Sheets (dollars in thousands):

Classes	Principal Balance	Coupon	Fair Value	Contractual Maturity
Class A-1	$120,391	3.3%	$122,992	9/11/2025
Class A-2	531,700	4.0%	557,729	9/11/2025
Class B	136,400	4.2%	135,402	9/11/2025
Class C	94,500	4.3%	92,155	9/11/2025
Class D	153,950	4.4%	142,388	9/11/2025
Class E	180,150	4.4%	148,840	9/11/2025
Class F	153,600	4.4%	111,553	9/11/2025
Class X-1(1)	N/A	0.7%	12,347	9/11/2025
Class X-2(1)	N/A	0.2%	2,572	9/11/2025
	$1,370,691		$1,325,978

(1) Class X-1 and X-2 are interest-only classes with notional balances of $652.1 million and $733.5 million as of March 31, 2021, respectively.

The above table does not reflect the portion of the class F bond held by us because the bond is eliminated in consolidation. Our ownership interest in the F bonds represents a controlling financial interest, which resulted in consolidation of the trust, during the quarter. The bond had a fair market value of $10.8 million at March 31, 2021, and our exposure to loss is limited to our ownership interest in this bond.

Residential Mortgage-Backed Notes

In May 2019, we completed a residential mortgage-backed securitization comprised of a portion of our Residential Whole Loan portfolio. RMI 2015 Trust and RNR Trust collectively transferred $945.5 million of Non-QM Residential Whole Loans, to our wholly owned subsidiary, Arroyo Trust 2019. Arroyo Trust 2019 issued $919.0 million of mortgage-backed notes and we retained the subordinate non-offered securities. These non-offered securities with an estimated fair value of $40.5 million at March 31, 2021 were eliminated in the consolidation. At March 31, 2021, Residential Whole Loans, with an outstanding principal balance of approximately $555.5 million, serve as collateral for the Arroyo Trust 2019's securitized debt.

The following table summarizes the consolidated Arroyo Trust 2019's issued mortgage-backed notes at March 31, 2021 which is classified in "Securitized debt, net" in the Consolidated Balance Sheets (dollars in thousands):

Classes	Principal Balance	Coupon	Carrying Value	Contractual Maturity
Issued Mortgage-Backed Notes
Class A-1	$460,106	3.3%	$460,104	4/25/2049
Class A-2	24,658	3.5%	24,657	4/25/2049
Class A-3	39,065	3.8%	39,064	4/25/2049
Class M-1	25,055	4.8%	25,055	4/25/2049
Subtotal	$548,884		$548,880
Less: Unamortized deferred financing costs	N/A		4,177
Total	$548,884		$544,703

In June 2020, we completed a residential mortgage-backed securitization comprised of a portion of our Residential Whole Loan portfolio. RMI 2015 Trust transferred $355.8 million of Non-QM Residential Whole Loans, to our wholly owned subsidiary, Arroyo Trust 2020. Arroyo Trust 2020 issued $341.7 million of mortgage-backed notes and we retained the subordinate non-offered securities. These non-offered securities with an estimated fair value of $30.1 million at March 31, 2021 were eliminated in the consolidation. At March 31, 2021, Residential Whole Loans, with an outstanding principal balance of approximately $271.5 million, serve as collateral for the Arroyo Trust 2020's securitized debt.

The following table summarizes the consolidated Arroyo Trust 2020's issued mortgage-backed notes at March 31, 2021 which is classified in "Securitized debt, net" in the Consolidated Balance Sheets (dollars in thousands):

Classes	Principal Balance	Coupon	Carrying Value	Contractual Maturity
Issued Mortgage-Backed Notes
Class A-1A	$198,598	1.7%	$198,593	3/25/2055
Class A-1B	23,566	2.1%	23,566	3/25/2055
Class A-2	13,518	2.9%	13,517	3/25/2055
Class A-3	17,963	3.3%	17,963	3/25/2055
Class M-1	11,739	4.3%	11,739	3/25/2055
Subtotal	$265,384		$265,378
Less: Unamortized deferred financing costs	N/A		2,399
Total	$265,384		$262,979

Convertible Senior Unsecured Notes

    As of March 31, 2021, we had $168.3 million of the 2022 Notes outstanding. The 2022 Notes mature on October 1, 2022, unless earlier converted, redeemed or repurchased by the holders pursuant to their terms, and are not redeemable by us except during the final three months prior to maturity.

Hedging Activity
The following tables summarize the hedging activity during the three months ended March 31, 2021 (dollars in thousands):

	Notional Amount at		Settlements, Terminations or Expirations	Notional Amount at
Derivative Instrument	December 31, 2020	Acquisitions		March 31, 2021
Credit default swaps	$6,170	$—	$—	$6,170
Total derivative instruments	$6,170	$—	$—	$6,170

	Fair Value at	Acquisitions	Settlements, Terminations or Expirations	Realized Gains / Losses	Mark-to-market	Fair Value at
Derivative Instrument	December 31, 2020					March 31, 2021
Credit default swaps	$(495)	$—	$—	$—	$(17)	$(512)
Total derivative instruments	$(495)	$—	$—	$—	$(17)	$(512)

Capital Markets Activity
The following is a summary of activity during quarter ended March 31, 2021:
Convertible Notes Repurchase

In the quarter ended March 31, 2021, we repurchased $6.7 million aggregate principal amount of the 2022 Notes at an approximate 6.3% discount to par value, plus accrued and unpaid interest.

Dividends

For the quarter ended March 31, 2021, we declared a $0.06 dividend per share generating a dividend yield of approximately 7.5% based on the stock closing price of $3.19 at March 31, 2021.

Book Value

The following chart reflects our book value per common share basic and diluted over five consecutive quarters:

Book Value
15
10
5
0
3.41
3.15
4.07
4.20
4.27
03/31/20
06/30/20
09/30/20
12/31/20
03/31/21
Period Ending

    During the first half of 2020, the COVID-19 pandemic created unprecedented market disruption and dislocation, requiring us to sell assets to meet margin calls. We have implemented measures to increase liquidity, reduce leverage, and seek alternative financing arrangements to preserve long-term shareholder value. Since then we have had generally improving financial results including recovery in asset valuations. The improved asset valuations during the first quarter of 2021 resulted in the increase in book value of 1.7% to $4.27 at March 31, 2021 when compared to our December 31, 2020 book value of $4.20.

Results of Operations

Comparison of the three months ended March 31, 2021 to the three months ended March 31, 2020.

General

During the quarter ended March 31, 2021, our results of operations were adversely impacted by the COVID-19 pandemic's ongoing market disruption and dislocation. The uncertainty surrounding the pandemic created an extreme lack of liquidity in mortgage markets and, when combined with forced selling, led to swift and dramatic price declines. Our investment portfolio's significant drop in value resulted in substantial margin calls from our repurchase agreement counterparties. To satisfy the margin calls, we sold a significant portion of our investments. We also terminated our interest rate hedges because they were ineffective in the low interest rate environment, and it further reduced margin call volatility. During the second half of 2020 and continuing into 2021, our portfolio experienced improved valuations and earnings, and during the quarter ended March 31, 2021, we did not sell a material amount of assets or receive significant margin calls.

Due to the significant amount of investment sales in the quarter ended March 31, 2021 resulting from the market volatility created by the COVID-19 pandemic, our results of operations for the three months ended March 31, 2021 and March 31, 2020 may not be comparable.

We continued to make progress towards strengthening our balance sheet, improving liquidity, shareholders equity and the earnings power of the portfolio. For the three months ended March 31, 2021, we generated net income of $8.0 million, or $0.13 per basic and diluted weighted common share. The increase in net income was mainly attributable to improved asset valuations across our portfolio. For the three months ended March 31, 2020 due to the significant decline in asset prices we generated net loss of $381.9 million, or $7.15 per basic and diluted weighted common share.

Net Interest Income

    The following tables set forth certain information regarding our net interest income on our investment portfolio for the three months ended March 31, 2021 and March 31, 2020 (dollars in thousands):

Three Months Ended March 31, 2021	Average Amortized Cost of Assets	Total Interest Income	Yield on Average Assets

Investments
Agency RMBS	$89	$4	18.23%
Non-Agency CMBS	208,870	4,767	9.26%
Non-Agency RMBS	29,554	355	4.87%
Residential Whole Loans	970,642	10,058	4.20%
Residential Bridge Loans	14,141	230	6.60%
Commercial loans	325,227	5,217	6.51%
Securitized commercial loans	1,568,571	24,564	6.35%
Other securities	49,396	822	6.75%
Total investments	$3,166,490	$46,017	5.89%

	Average Carrying Value	Total Interest Expense	Average Cost of Funds
Borrowings
Repurchase agreements	$348,541	$3,604	4.19%
Convertible senior unsecured notes, net	169,010	3,540	8.49%
Securitized debt	2,336,479	29,625	5.14%
Total borrowings	$2,854,030	$36,769	5.22%

Net interest income and net interest margin		$9,248	1.18%

Three Months Ended March 31, 2020	Average Amortized Cost of Assets	Total Interest Income	Yield on Average Assets

Investments
Agency CMBS	$1,328,239	$10,335	3.13%
Agency RMBS	233,283	1,914	3.30%
Non-Agency CMBS	324,310	5,765	7.15%
Non-Agency RMBS	41,691	510	4.92%
Residential Whole Loans	1,395,835	16,303	4.70%
Residential Bridge Loans	34,735	886	10.26%
Commercial Loans	356,539	6,676	7.53%
Securitized commercial loan	869,092	11,116	5.14%
Other securities	75,931	1,341	7.10%
Total investments	$4,659,655	$54,846	4.73%

	Average Carrying Value	Total Interest Expense	Average Cost of Funds(1)
Borrowings
Repurchase agreements	$2,770,708	$18,425	2.67%
Convertible senior unsecured notes, net	197,756	4,145	8.43%
Securitized debt	1,379,213	13,535	3.95%
Total borrowings	$4,347,677	$36,105	3.34%

Net interest income and net interest margin(2)		$18,741	1.62%

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

Interest Income

For the three months ended March 31, 2021 and March 31, 2020, we earned interest income on our investments of approximately $46.0 million and $54.8 million, respectively, a decrease of approximately $8.8 million. The decrease was driven by the sales of a significant portion of our agency portfolio in March and April of 2020 to meet margin calls. The full impact of these sales were reflected in interest income in the quarter ended September 30, 2020. While it is difficult to predict the future impact of COVID-19, our principal and interest payments through March 31, 2021 have not been materially impacted since then.

For the three months ended March 31, 2021 the weighted average yield on our portfolio increased to 5.89% for the three months ended March 31, 2021 from 4.73% for the three months ended March 31, 2020 due to a larger portion of our portfolio in higher yielding investments.

Interest Expense

Interest expense increased from $36.1 million for the three months ended March 31, 2020 to $36.8 million for the three months ended March 31, 2021. Although we reduced leverage during 2020, the residential and securities financing facilities we entered into that limited our exposure to short-term mark-to-market financing increased our overall financing cost.

Other income (loss), net

Realized gain (loss) on investments, net

Realized gain (loss) on investments represents the net gain (loss) on sales or settlements from our investment portfolio. We did not have significant asset sales during the quarter ended March 31, 2021.

The following table presents the realized gains (losses) of our investments for each of the three months ended March 31, 2021 and March 31, 2020 (dollars in thousands):

	For the three months ended March 31, 2021				For the three months ended March 31, 2020
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Agency CMBS	$—	$—	$—	$—	$1,259,032	$94,307	$(6,454)	$87,853
Agency RMBS	—	—	—	—	391,436	10,420	(38)	10,382
Non-Agency CMBS	—	—	(5,929)	(5,929)	51,940	1	(8,802)	(8,801)
Non-Agency RMBS	—	—	—	—	12,702	—	(16)	(16)
Other securities	—	—	—	—	17,746	113	—	113
Residential Bridge Loans(1)	—	—	—	—	—	8	(151)	(143)
Loans transferred to REO(2)	684	—	(36)	(36)	489	98	(32)	66
Disposition of REO	—	—	—	—	619	18	(286)	(268)
Total	$684	$—	$(5,965)	$(5,965)	$1,733,964	$104,965	$(15,779)	$89,186

(1)Realized gains/losses recognized on the final settlement of the loans.
(2)Realized gains/losses recognized on the transfer of Residential Bridge Loans to REO. Proceeds represent the fair value less estimated selling costs of the real estate on the date of transfer.

Unrealized gain (loss), net

Our investments, and securitized debt, for which we have elected the fair value option are recorded at fair value with the periodic changes in fair value being recorded in earnings.  The change in unrealized gain (loss) is directly attributable to changes in market pricing on the underlying investments and securitized debt during the period. For the three months ended March 31, 2021, generally we saw recovery in asset prices across our portfolio, which resulted in a net unrealized gain during the period.

The following table presents the net unrealized gains (losses) we recorded on our investments and securitized debt (dollars in thousands):

	Three months ended March 31, 2021	Three months ended March 31, 2020
Agency CMBS	$—	$(34,805)
Agency RMBS	26	(7,315)
Non-Agency CMBS	(13,972)	(55,309)
Non-Agency RMBS	1,454	(5,840)
Residential Whole Loans	17,321	(95,972)
Residential Bridge Loans	203	(215)
Commercial loans	1,622	(12,462)
Securitized commercial loans	75,810	(127,171)
Other securities	681	(36,034)
Securitized debt	(74,095)	79,012
Total	$9,050	$(296,111)

Gain (loss) on derivatives, net

    In March 2020, we effectively terminated all of our fixed-pay interest rate swaps and our variable-pay interest rate swaps to reduce hedging costs and associated margin volatility.

The following table presents the components of gain (loss) on derivatives for the three months ended March 31, 2021 and March 31, 2020 (dollars in thousands):

	Realized Gain (Loss), net
Description	Other Settlements / Expirations	Variation Margin Settlement	Return (Recovery) of Basis	Mark-to-Market	Contractual interest income (expense), net(1)	Total
Three months ended March 31, 2021
Agency and Non-Agency Interest-Only Strips— accounted for as derivatives	$—	$—	$(94)	$—	$121	$27
Credit default swaps	16	—	—	(17)	—	(1)
Total	$16	$—	$(94)	$(17)	$121	$26

Three months ended March 31, 2020
Interest rate swaps	$(262)	$(179,759)	$262	$(2,515)	$(1,395)	$(183,669)
Interest rate swaptions	—	—	—	181	—	181
Agency and Non-Agency Interest-Only Strips— accounted for as derivatives	—	—	(545)	(839)	636	(748)
Credit default swaps	(1,315)	—	—	(2,638)	—	(3,953)
TBAs	1,494	—	—	(2,996)	—	(1,502)
Total	$(83)	$(179,759)	$(283)	$(8,807)	$(759)	$(189,691)

(1)Contractual interest income (expense), net on derivative instruments includes interest settlement paid or received.

Other, net

For the three months ended March 31, 2021 and March 31, 2020, "Other, net" was a loss of $28 thousand and income of $461 thousand, respectively. The balance is mainly comprised of income on cash balances, miscellaneous net interest income (expense) on cash collateral for our repurchase agreements, and derivatives and miscellaneous fees and expenses on residential mortgage loans.

Expenses

Management Fee

We incurred management fee expense of approximately $1.5 million and $1.0 million for the three months ended March 31, 2021 and March 31, 2020, respectively.  Pursuant to the terms of the Management Agreement, our Manager is paid a management fee equal to 1.5% per annum of our stockholders’ equity (as defined in the Management Agreement), calculated and payable (in cash) quarterly in arrears. The increase was mainly attributable to lower fees in 2020 because our Manager waived the management fee from March 2020 to May 2020 because of the impact of COVID-19 and its disruption in the mortgage markets.

The management fees, expense reimbursements and the relationship between our Manager and us are discussed further in Note 10, “Related Party Transactions” to the financial statements contained in this Quarterly Report on Form 10-Q.

Other Operating Expenses

We incurred other operating expenses of approximately $392 thousand and $1.0 million for the three months ended March 31, 2021 and March 31, 2020, respectively. Other operating cost is comprised of derivative transaction costs, custody, and asset management/loan servicing fees for loans acquired serving released. The decrease was primarily a result of a reduction in acquisition transaction costs due to no acquisitions in the quarter ended March 31, 2021 and a smaller bridge loan portfolio, which resulted in a decrease in the associated third party asset management / loan servicing fees.

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

In March and April 2020, we sold an aggregate of $2.4 billion of investments. The majority of the impact of these sales were reflected in net income in the second and third quarters of 2020. Due to the significant amount of investment sales, resulting from the market volatility created by the COVID-19 pandemic, our core earnings for the three months ended March 31, 2021 and March 31, 2020 are not comparable.

The table below reconciles Net Income to Core Earnings for the three months ended March 31, 2021 and March 31, 2020:

(dollars in thousands)	Three months ended March 31, 2021	Three months ended March 31, 2020
Net income (loss) attributable to common stockholders and participating securities	$7,953	$(381,857)
Income tax provision (benefit)	98	(93)
Net income (loss) before income taxes	8,051	(381,950)

Adjustments:
Investments:
Unrealized (gain) loss on investments, securitized debt and other liabilities	(9,050)	296,111
Realized (gain) loss on investments	5,965	(89,186)
One-time transaction costs	(4)	280

Derivative Instruments:
Net realized loss on derivatives	—	180,156
Net unrealized loss on derivatives	17	8,807

Other:
Realized gain on extinguishment of convertible senior unsecured notes	(240)	—
Amortization of discount on convertible senior unsecured notes	245	273
Other non-cash adjustments	977	—
Non-cash stock-based compensation expense	182	165
Total adjustments	(1,908)	396,606
Core Earnings	$6,143	$14,656

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

(dollars in thousands)	Three months ended March 31, 2021	Three months ended March 31, 2020
Net interest income	$9,248	$18,741
Interest income from IOs and IIOs accounted for as derivatives	27	91
Net interest expense from interest rate swaps	—	(1,133)
Adjusted net interest income	9,275	17,699
Total expenses	(4,518)	(4,534)
Other non-cash adjustments	977	—
Non-cash stock-based compensation	182	165
One-time transaction costs	(4)	280
Amortization of discount on convertible unsecured senior notes	245	273
Interest income on cash balances and other income (loss), net	(12)	775
Income attributable to non-controlling interest	(2)	(2)
Core Earnings	$6,143	$14,656

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

The table below is a reconciliation of the GAAP Book Value to Non-GAAP Economic Book Value:

	$ Amount	Per Share
GAAP Book Value at March 31, 2021	$259,599	$4.27

Adjustments to deconsolidate VIEs and reflect the Company's interest in the securities owned
Deconsolidation of VIEs assets	(2,559,956)	(42.09)
Deconsolidation of VIEs liabilities	2,420,377	39.80
Interest in securities of VIEs owned, at fair value	124,250	2.04
Economic Book Value at March 31, 2021	$244,270	$4.02

Net Interest Income and Net Interest Margin

The following tables set forth certain information regarding our Non-GAAP net investment income and net interest margin which includes interest income on Agency and Non-Agency Interest-Only Strips classified as derivatives and excludes the interest expense for third-party consolidated VIEs for the three months ended March 31, 2021 and March 31, 2020 (dollars in thousands):

Three Months Ended March 31, 2021	Average Amortized Cost of Assets(1)	Total Interest Income(2)	Yield on Average Assets

Investments
Agency RMBS	$1,352	$31	9.30%
Non-Agency CMBS	208,870	4,767	9.26%
Non-Agency RMBS	29,554	355	4.87%
Residential Whole Loans	970,642	10,058	4.20%
Residential Bridge Loans	14,141	230	6.60%
Commercial loans	325,227	5,217	6.51%
Securitized commercial loans	1,568,571	24,564	6.35%
Other securities	49,396	822	6.75%
Total investments	3,167,753	46,044	5.89%
Adjustments:
Securitized commercial loans from consolidated VIEs	(1,568,571)	(24,564)	6.35%
Investments in consolidated VIEs eliminated in consolidation	59,051	1,193	8.19%
Adjusted total investments	$1,658,233	$22,673	5.55%

	Average Carrying Value	Total Interest Expense	Average Effective Cost of Funds
Borrowings
Repurchase agreements	$348,541	$3,604	4.19%
Convertible senior unsecured notes, net	169,010	3,540	8.49%
Securitized debt	2,336,479	29,625	5.14%
Total borrowings	2,854,030	36,769	5.22%
Adjustments:
Securitized debt from consolidated VIEs(3)	(1,495,410)	(23,035)	6.25%
Adjusted total borrowings	$1,358,620	$13,734	4.10%

Adjusted net interest income and net interest margin		$8,939	2.19%

Three Months Ended March 31, 2020	Average Amortized Cost of Assets(1)	Total Interest Income(2)	Yield on Average Assets

Investments
Agency CMBS	$1,331,392	$10,349	3.13%
Agency RMBS	237,953	1,991	3.37%
Non-Agency CMBS	324,310	5,765	7.15%
Non-Agency RMBS	41,691	510	4.92%
Residential Whole Loans	1,395,835	16,303	4.70%
Residential Bridge Loans	34,735	886	10.26%
Commercial loans	356,539	6,676	7.53%
Securitized commercial loans	869,092	11,116	5.14%
Other securities	75,931	1,341	7.10%
Total investments	4,667,478	54,937	4.73%
Adjustments:
Securitized commercial loans from consolidated VIEs	(869,092)	(11,116)	5.14%
Investments in consolidated VIEs eliminated in consolidation	215,890	5,040	9.39%
Adjusted total investments	$4,014,276	$48,861	4.90%

	Average Carrying Value	Total Interest Expense(4)	Average Effective Cost of Funds
Borrowings
Repurchase agreements	$2,770,708	$18,425	2.67%
Convertible senior unsecured notes, net	197,756	4,145	8.43%
Securitized debt	1,379,213	13,535	3.95%
Interest rate swaps	n/a	1,133	0.10%
Total borrowings	4,347,677	37,238	3.44%
Adjustments:
Securitized debt from consolidated VIEs(5)	(614,632)	(6,754)	4.42%
Adjusted total borrowings	$3,733,045	$30,484	3.28%

Adjusted net interest income and net interest margin		$18,377	1.84%

(1)Includes Agency and Non-Agency Interest-Only Strips accounted for as derivatives.
(2)Refer to below table for components of interest income.
(3)Includes only the third-party sponsored securitized debt from RETL Trust and CSMC USA.
(4)Includes the net amount paid, including accrued amounts and premium amortization for MAC interest rate swaps during the periods included in gain/loss on derivative instruments for GAAP.
(5)Includes only the third-party sponsored securitized debt from RETL Trust, CMSC Trust and MRCD Trust.

The following table reconciles total interest income to adjusted interest income, which includes interest income on Agency and Non-Agency Interest-Only Strips classified as derivatives (Non-GAAP financial measure) for the three months ended March 31, 2021 and March 31, 2020:

(dollars in thousands)	Three months ended March 31, 2021	Three months ended March 31, 2020
Coupon interest income:
Agency CMBS	$—	$10,923
Agency RMBS	15	2,756
Non-Agency CMBS	2,337	4,797
Non-Agency RMBS	413	1,151
Residential Whole Loans	12,105	17,590
Residential Bridge Loans	232	909
Commercial loans	5,153	6,481
Securitized commercial loans	18,414	10,349
Other Securities	1,591	2,805
Subtotal coupon interest	40,260	57,761
Premium accretion, discount amortization and amortization of basis, net:
Agency CMBS	—	(588)
Agency RMBS	(11)	(842)
Non-Agency CMBS	2,430	968
Non-Agency RMBS	(58)	(641)
Residential Whole Loans	(2,047)	(1,287)
Residential Bridge Loans	(2)	(23)
Commercial loans	64	195
Securitized commercial loans	6,150	767
Other Securities	(769)	(1,464)
Subtotal accretion and amortization	5,757	(2,915)
Interest income	$46,017	$54,846
Contractual interest income, net of amortization of basis on Agency and Non-Agency Interest-Only Strips, classified as derivatives(1):
Coupon interest income	$121	$636
Amortization of basis	(94)	(545)
Subtotal	27	91
Total adjusted interest income	$46,044	$54,937

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

The following table reconciles the Effective Cost of Funds (Non-GAAP financial measure) with interest expense for the three months ended March 31, 2021 and March 31, 2020:

	Three months ended March 31, 2021		Three months ended March 31, 2020
(dollars in thousands)	Reconciliation	Cost of Funds/ Effective Borrowing Costs	Reconciliation	Cost of Funds/ Effective Borrowing Costs
Interest expense	$36,769	5.22%	$36,105	3.34%
Adjustments:
Interest expense on Securitized debt from consolidated VIEs	(23,035)	(6.25)%	(6,754)	(4.42)%
Net interest (received) paid - interest rate swaps	—	—%	1,133	0.10%
Effective Cost of Funds	$13,734	4.10%	$30,484	3.28%
Weighted average borrowings	$1,358,620		$3,733,045

Liquidity and Capital Resources

General

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain our assets and operations, make distributions to our stockholders, and other general business needs.  To maintain our REIT qualifications under the Internal Revenue Code, we must distribute annually at least 90% of our taxable income, excluding capital gains and, such distributions requirements limit our ability to retain earnings and increase capital for operations. As of March 31, 2021, we had $168.3 million of senior unsecured convertible notes outstanding and $347.1 million of asset specific financings. The 2022 Notes mature in October 2022. As of March 31, 2021, we had $25.2 million in cash and cash equivalents. We continue to take steps towards strengthening our balance sheet by reducing debt and leverage, while improving liquidity and shareholders equity.

We will continue to closely monitor developments related to COVID-19 as it relates to our liquidity position and financial obligations. At this time, we believe we have sufficient liquidity and access to additional liquidity to meet financial obligations for at least the next 12 months.

Debt to Equity Ratio

	March 31, 2021	December 31, 2020
Total debt(1)	$511,967	$527,720
Total equity	$259,601	$255,114
Debt to equity ratio	2.0	2.1

(1) Total debt excludes the securitized debt which is non-recourse to us.

Sources of Liquidity
Our primary sources of liquidity are as follows:
Cash Generated from Operations

For the three months ended March 31, 2021, net cash from operating activities was approximately $3.9 million. This was primarily attributable to the net interest income we earned on our investments less operating expenses, general and administrative expenses. For the three months ended March 31, 2020, net cash used in operating activities was approximately

$168.1 million, this was primarily attributable to margin settlements of interest rate swaps operating expenses, general and administrative expenses which was offset by interest income we earned on our investments.

Cash Provided by and Used in Investing Activities

For the three months ended March 31, 2021, net cash provided by investing activities was approximately $145.2 million. This was primarily attributable to receipts of principal payments and payoffs on our investments. For the three months ended March 31, 2020, net cash provided by investing activities was approximately $1.5 billion. This was primarily attributable to proceeds from sales to meet the margin calls and receipts of principal payments and payoffs on our investments, which was partially offset by our investment acquisitions.

Cash Provided by and Used in Financing Activities

For the three months ended March 31, 2021, net cash used in financing activities was approximately $207.4 million. This was attributable to repayment of securitized debt related to consolidated VIEs and net repayments of our repurchase agreement borrowings. For the three months ended March 31, 2020, net cash used in financing activities was approximately $1.4 billion. This was attributable to net repayments of our repurchase agreement borrowings to reduce our exposure to short term financings and repayment of securitized debt related to consolidated VIEs.

Repurchase Agreements
As of March 31, 2021, we had borrowings under five of our master repurchase agreements of approximately $348.4 million.  The following tables present our repurchase agreement borrowings by type of collateral pledged, as of March 31, 2021 and March 31, 2020, and the respective effective cost of funds (Non-GAAP financial measure) for the three months ended March 31, 2021 and March 31, 2020, respectively.  See “Non-GAAP Financial Measures” (dollars in thousands):

	March 31, 2021			Three months ended March 31, 2021
Collateral	Borrowings Outstanding	Value of Collateral Pledged	Weighted Average Interest Rate end of period	Weighted Average Cost of Funds	Weighted Average Effective Cost of Funds (Non-GAAP)	Weighted Average Haircut end of period
Agency RMBS, at fair value	$1,242	$1,629	1.13%	1.18%	1.18%	25.00%
Non-Agency CMBS, at fair value(1)	76,226	144,346	4.76%	4.86%	4.86%	40.21%
Non-Agency RMBS, at fair value	14,456	26,659	5.20%	5.25%	5.25%	33.33%
Residential Whole Loans, at fair value(2)	57,296	92,497	3.09%	8.04%	8.04%	35.99%
Residential Bridge Loans(2)	10,097	12,044	2.70%	2.76%	2.76%	20.00%
Commercial loans, at fair value(2)	153,542	312,061	2.36%	2.43%	2.43%	34.86%
Membership interest(3)	19,551	34,439	2.86%	3.05%	3.05%	35.00%
Other securities, at fair value	15,969	48,666	5.08%	5.17%	5.17%	36.75%
Total	$348,379	$672,341	3.28%	4.19%	4.19%	35.71%

(1)Includes repurchase agreement borrowings on securities eliminated upon VIE consolidation.
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

	March 31, 2020			Three months ended March 31, 2020
Collateral	Borrowings Outstanding	Fair Value of Collateral Pledged(3)	Weighted Average Interest Rate end of period	Weighted Average Cost of Funds	Weighted Average Effective Cost of Funds (Non-GAAP)(1)	Weighted Average Haircut end of period
Agency CMBS	$437,577	$457,400	1.38%	2.21%	2.21%	5.79%
Agency RMBS	11,852	14,442	2.35%	2.07%	2.07%	20.00%
Non-Agency CMBS	214,972	239,351	3.04%	3.04%	3.04%	25.06%
Non-Agency RMBS	20,148	26,296	3.09%	3.19%	3.19%	35.64%
Residential Whole Loans, at fair value(2)	557,867	576,769	2.83%	3.15%	3.15%	8.28%
Residential Bridge Loans(2)	24,222	27,571	3.79%	3.90%	3.90%	20.00%
Commercial loans, at fair value(2)	201,096	320,308	3.01%	3.88%	3.88%	32.70%
Securitized commercial loan, at fair value(2)	32,803	39,649	2.76%	3.79%	3.79%	22.16%
Other securities, at fair value	53,244	47,307	3.15%	3.24%	3.24%	33.43%
Interest rate swaps	n/a	n/a	n/a	n/a	0.16%	n/a
Total	$1,553,781	$1,749,093	2.50%	2.67%	2.84%	14.86%

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

Contractual Obligations and Commitments

Our contractual obligations as of March 31, 2021 are as follows (dollars in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Borrowings under repurchase agreements	$345,332	$3,047	$—	$—	$348,379
Contractual interest on repurchase agreements	3,719	50	—	—	3,769
Convertible senior unsecured notes	—	168,300	—	—	168,300
Contractual interest on convertible senior unsecured notes	5,680	11,360	—	—	17,040
Securitized debt(2)	257,734	—	1,370,691	814,268	2,442,693
Contractual interest on securitized debt(3)	86,124	160,719	132,655	590,628	970,126
Total	$698,589	$343,476	$1,503,346	$1,404,896	$3,950,307

(1)The table above does not include amounts due under the Management Agreement (as defined herein) with our Manager, as those obligations do not have fixed and determinable payments.
(2)The securitized debt is non-recourse to us and can only be settled with the loans that serve as collateral. The collateral for the securitized debt has a principal balance of $2.5 billion. Assumes entire outstanding principal balance at March 31, 2021 is paid at maturity.
(3)For variable rate debt, the one month LIBOR rate as of March 31, 2021 of 0.1% was used to calculate the contractual interest.

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

Dividends

To preserve liquidity, we suspended our first and second quarter common stock dividends in 2020 given extraordinary market volatility driven by uncertainty surrounding the COVID-19 pandemic. In the quarter ended September 30, 2020, we resumed paying a quarterly dividend after making progress strengthening our balance sheet and improving liquidity and earnings power of our investment portfolio. We will continue to evaluate each subsequent quarter to determine our ability to pay dividends to our stockholders based on our net taxable income if and to the extent authorized by our Board of Directors.  Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service payments.  If our cash available for distribution is less than our net taxable income, we could be required to sell assets or borrow funds to make cash distributions or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities.

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

Credit Risk

We are subject to varying degrees of credit risk in connection with our assets. We are exposed to the risk of potential credit losses from general credit spread widening related to instruments that make up most of our current portfolio. As part of the risk management process, our Manager uses detailed proprietary models, applicable to evaluate, depending on the asset class, house price appreciation and depreciation by region, prepayment speeds and foreclosure/default frequency, cost and timing. If our Manager determines that the proposed investment can meet the appropriate risk and return criteria as well as complement our existing asset portfolio, the investment will undergo a more thorough analysis. Investments are evaluated and decisions are made following a bottom-up credit analysis and specific relevant risk assumptions.

As of March 31, 2021, four of our counterparties that we had outstanding repurchase agreement borrowings held collateral which we posted as security for such borrowings in excess of 5% of our stockholders’ equity.  Prior to entering into a repurchase agreement with any particular institution, our Manager does a thorough review of such potential counterparty.  Such review, however, does not assure the creditworthiness of such counterparty nor that the financial wherewithal of the counterparty will not deteriorate in the future.

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

The sensitivity analysis table presented below shows the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments, including interest rate swaps, Interest-Only Strips, and net interest income at March 31, 2021, assuming a static portfolio of assets. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our Manager’s expectations. The analysis presented utilizes our Manager’s assumptions, models and estimates, which are based on our Manager’s judgment and experience.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+1.00%	9.42%	(0.54)%
+0.50%	4.88%	(0.27)%
-0.50%	(3.81)%	0.23%
-1.00%	(7.48)%	0.36%

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

Certain assumptions have been made in connection with the calculation of the information set forth in the table above and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes.  The base interest rate scenario assumes interest rates at March 31, 2021.  The analysis presented utilizes assumptions and estimates based on our Manager’s judgment and experience.  Furthermore, while we generally expect to retain such assets and the associated interest rate risk, future purchases and sales of assets could materially change our interest rate risk profile.

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

Likewise, the value of our ABS and other structured securities will also be affected by prepayment rates.  The collateral underlying such securities may, similar to most residential mortgages, allow the borrower to prepay at any time or, similar to commercial mortgages, limit the ability of the borrower to prepay by imposing lock-out provisions, prepayment penalties and/or make whole provisions.

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

If a counterparty to a bi-lateral interest rate swap cannot perform under the terms of the interest rate swap, we may not receive payments due under that agreement, and thus, we may lose any unrealized gain associated with the interest rate swap. We may also risk the loss of any collateral we have pledged to secure our obligations under an interest rate swap if the counterparty becomes insolvent or files for bankruptcy. In the case of a cleared swap, if our clearing broker were to default, become insolvent or file for bankruptcy, we may also risk the loss of any collateral we have posted to the clearing broker unless we were able to transfer or “port” our positions and held collateral to another clearing broker. In addition, the interest rate swap would no longer mitigate the impact of changes in interest rates as intended.  Most of our interest swaps are currently cleared through a central clearing house which reduces but does not eliminate the aforementioned risks.  Also see “Liquidity Risk” below.

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

We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of March 31, 2021. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

No change occurred in our internal control over financial reporting (as defined in Rule13a-15(f) and Rule 15d-15(f) of the Exchange Act) during the three months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  Legal Proceedings

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business.  As of March 31, 2021, the Company was not involved in any material legal proceedings.

ITEM 1A.  Risk Factors

There were no material changes during the period covered by this report to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 5, 2021. Additional risks not presently known, or that we currently deem immaterial, also may have a material adverse effect on our business, financial condition and results of operations.

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

10.11*	Amendment No. 1 to the Equity Distribution Agreement, dated June 5, 2020, among Western Asset Mortgage Capital Corporation, Western Asset Management Company, LLC and JMP Securities LLC, incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K, filed June 5, 2020.

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certifications of Chief Executive Officer Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020; (ii) the Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020; (iii) the Consolidated Statements of Changes in Equity for the three months ended March 31, 2021 and 2020; (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020; and (v) the Notes to Consolidated Financial Statements.

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

May 6, 2021

By:	/s/ LISA MEYER

Lisa Meyer
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

May 6, 2021