Form 10-Q
period 2021-06-30
Western Asset Mortgage Capital Corp
filed 2021-08-04
CIK 1465885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
 For the quarterly period ended June 30, 2021

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

As of August 3, 2021 there were 60,812,701 shares, par value $0.01, of the registrant’s common stock outstanding.

Part I
ITEM I. Financial Statements

Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands—except share and per share data)
(Unaudited)

	June 30, 2021	December 31, 2020
Assets:
Cash and cash equivalents	$45,775	$31,613
Restricted cash	22,975	76,132
Agency mortgage-backed securities, at fair value ($1,501 and $1,708 pledged as collateral, at fair value, respectively)	1,501	1,708
Non-Agency mortgage-backed securities, at fair value ($161,072 and $167,970 pledged as collateral, at fair value, respectively)	173,765	189,462
Other securities, at fair value ($51,433 and $48,754 pledged as collateral, at fair value, respectively)	51,433	48,754
Residential Whole Loans, at fair value ($801,503 and $1,008,782 pledged as collateral, at fair value, respectively)	801,503	1,008,782
Residential Bridge Loans ($7,471 and $12,813 at fair value and $8,205 and $12,960 pledged as collateral, respectively)	8,450	13,916
Securitized commercial loans, at fair value	1,595,077	1,605,335
Commercial Loans, at fair value ($234,492 and $310,523 pledged as collateral, at fair value, respectively)	267,203	310,523
Investment related receivable	30,972	30,576
Interest receivable	11,546	13,568
Due from counterparties	3,448	2,327
Derivative assets, at fair value	120	161
Other assets	4,623	3,152
Total Assets (1)	$3,018,391	$3,336,009

Liabilities and Equity:
Liabilities:
Repurchase agreements, net	$364,835	$356,923
Convertible senior unsecured notes, net	165,413	170,797
Securitized debt, net ($1,540,652 and $1,553,722 at fair value and $214,120 and $215,753 held by affiliates, respectively)	2,221,860	2,446,012
Interest payable (includes $749 and $784 on securitized debt held by affiliates, respectively)	10,648	12,006
Due to counterparties	421	321
Derivative liability, at fair value	573	656
Accounts payable and accrued expenses	1,863	2,686
Payable to affiliate	1,572	3,171
Dividend payable	3,649	3,649
Other liabilities	31,662	84,674
Total Liabilities (2)	2,802,496	3,080,895

Commitments and contingencies

Stockholders’ Equity:
Common stock: $0.01 par value, 500,000,000 shares authorized, 60,812,701 and 60,812,701 outstanding, respectively	609	609
Preferred stock, $0.01 par value, 100,000,000 shares authorized and no shares outstanding	—	—
Treasury stock, at cost, 100,000 and 100,000 shares held, respectively	(578)	(578)
Additional paid-in capital	915,782	915,458
Retained earnings (accumulated deficit)	(699,920)	(660,377)
Total Stockholders’ Equity	215,893	255,112
Non-controlling interest	2	2
Total Equity	215,895	255,114
Total Liabilities and Equity	$3,018,391	$3,336,009
 See notes to unaudited consolidated financial statements.
Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Balance Sheets (Continued)
(in thousands — except share and per share data)
(Unaudited)

	June 30, 2021	December 31, 2020
(1) Assets of consolidated VIEs included in the total assets above:
Cash and cash equivalents	$90	$—
Restricted cash	22,975	76,132
Residential Whole Loans, at fair value ($801,503 and $1,008,782 pledged as collateral, at fair value, respectively)	801,503	1,008,782
Residential Bridge Loans ($7,226 and $11,858 at fair value and $8,205 and $12,960 pledged as collateral, respectively)	8,205	12,960
Securitized commercial loans, at fair value	1,595,077	1,605,335
Commercial Loans, at fair value ($68,661 and $68,466 pledged as collateral, at fair value, respectively)	68,661	68,466
Investment related receivable	28,695	27,987
Interest receivable	9,621	10,936
Other assets	80	80
Total assets of consolidated VIEs	$2,534,907	$2,810,678

(2) Liabilities of consolidated VIEs included in the total liabilities above:
Securitized debt, net ($1,540,652 and $1,553,722 at fair value and $214,120 and $215,753 held by affiliates, respectively)	$2,221,860	$2,446,012
Interest payable (includes $749 and $784 on securitized debt held by affiliates, respectively)	6,958	7,882
Accounts payable and accrued expenses	42	89
Other liabilities	22,975	76,132
Total liabilities of consolidated VIEs	$2,251,835	$2,530,115

See notes to unaudited consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Statements of Operations
(in thousands—except share and per share data)
(Unaudited)

	For the three months ended June 30, 2021	For the three months ended June 30, 2020	For the six months ended June 30, 2021	For the six months ended June 30, 2020
Net Interest Income
Interest income	$41,195	$31,494	$87,212	$86,340
Interest expense (includes $3,662, $392, $7,355 and $2,556 on securitized debt held by affiliates, respectively)	34,605	24,418	71,374	60,523
Net Interest Income	6,590	7,076	15,838	25,817

Other Income (Loss)
Realized gain (loss), net	(116)	(6,960)	(5,841)	82,226
Unrealized gain (loss), net	(42,318)	16,040	(33,268)	(280,071)
Gain (loss) on derivative instruments, net	175	(8,143)	201	(197,834)
Other, net	200	(45)	172	416
Other Income (Loss)	(42,059)	892	(38,736)	(395,263)

Expenses
Management fee to affiliate	1,490	464	2,967	1,503
Financing fee	—	20,540	—	20,540
Other operating expenses	428	796	820	1,796
General and administrative expenses:
Compensation expense	651	692	1,359	1,354
Professional fees	1,038	1,541	1,917	3,021
Other general and administrative expenses	984	772	2,046	1,125
Total general and administrative expenses	2,673	3,005	5,322	5,500
Total Expenses	4,591	24,805	9,109	29,339

Loss before income taxes	(40,060)	(16,837)	(32,007)	(398,785)
Income tax provision	101	255	199	162
Net loss	(40,161)	(17,092)	(32,206)	(398,947)
Net income attributable to non-controlling interest	2	2	4	4
Net loss attributable to common stockholders and participating securities	$(40,163)	$(17,094)	$(32,210)	$(398,951)

Net loss per Common Share — Basic	$(0.66)	$(0.31)	$(0.53)	$(7.38)
Net loss per Common Share — Diluted	$(0.66)	$(0.31)	$(0.53)	$(7.38)

.
See notes to unaudited consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Statements of Changes in Equity
(in thousands—except shares and share data)
(Unaudited)

	Three Months Ended June 30, 2021
	Common Stock Outstanding		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Stockholders' Equity	Non-Controlling Interest	Total Equity
	Shares	Par
Balance at March 31, 2021	60,812,701	$609	$915,659	$(656,091)	$(578)	$259,599	$2	$259,601
Vesting of restricted stock	—	—	106	—	—	106	—	106
Net loss	—	—	—	(40,163)	—	(40,163)	2	(40,161)
Dividends declared on non-controlling interest	—	—	—	—	—	—	(2)	(2)
Dividends declared on common stock	—	—	17	(3,666)	—	(3,649)	—	(3,649)
Balance at June 30, 2021	60,812,701	$609	$915,782	$(699,920)	$(578)	$215,893	$2	$215,895

	Three Months Ended June 30, 2020
	Common Stock Outstanding		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Stockholders' Equity	Non-Controlling Interest	Total Equity
	Shares	Par
Balance at March 31, 2020	53,423,876	$535	$889,392	$(707,158)	$(578)	$182,191	$42	$182,233
Proceeds from public offerings of common stock	6,034,741	60	22,297	—	—	22,357	—	22,357
Offering costs	—	—	(371)	—	—	(371)	—	(371)
Proceeds from non-controlling interest, net of offering costs	—	—	—	—	—	—	(40)	(40)
Vesting of restricted stock	—	—	170	—	—	170	—	170
Net loss	—	—	—	(17,094)	—	(17,094)	2	(17,092)
Dividends declared on non-controlling interest	—	—	—	—	—	—	(2)	(2)
Balance at June 30, 2020	59,458,617	$595	$911,488	$(724,252)	$(578)	$187,253	$2	$187,255

	Six Months Ended June 30, 2021
	Common Stock Outstanding		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Stockholders' Equity	Non-Controlling Interest
	Shares	Par						Total
Balance at December 31, 2020	60,812,701	$609	$915,458	$(660,377)	$(578)	$255,112	$2	$255,114
Vesting of restricted stock	—	—	289	—	—	289	—	289
Net loss	—	—	—	(32,210)	—	(32,210)	4	(32,206)
Dividends declared on non-controlling interest	—	—	—	—	—	—	(4)	(4)
Dividends declared on common stock	—	—	35	(7,333)	—	(7,298)	—	(7,298)
Balance at June 30, 2021	60,812,701	$609	$915,782	$(699,920)	$(578)	$215,893	$2	$215,895

	Six Months Ended June 30, 2020
	Common Stock Outstanding		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Stockholders' Equity	Non-Controlling Interest
	Shares	Par						Total
Balance at December 31, 2019	53,523,876	$535	$889,227	$(325,301)	$—	$564,461	$—	$564,461
Proceeds from public offerings of common stock	6,034,741	60	22,297	—	—	22,357	—	22,357
Offering costs	—	—	(371)	—	—	(371)	—	(371)
Proceeds from non-controlling interest, net of offering costs	—	—	—	—	—	—	2	2
Vesting of restricted stock	—	—	335	—	—	335	—	335
Treasury stock	(100,000)	—	—	—	(578)	(578)	—	(578)
Net loss	—	—	—	(398,951)	—	(398,951)	4	(398,947)
Dividends declared on non-controlling interest	—	—	—	—	—	—	(4)	(4)
Balance at June 30, 2020	59,458,617	$595	$911,488	$(724,252)	$(578)	$187,253	$2	$187,255

See notes to unaudited consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows (in thousands)
(Unaudited)

	For the six months ended June 30, 2021	For the six months ended June 30, 2020
Cash flows from operating activities:
Net loss	$(32,206)	$(398,947)
Adjustments to reconcile net loss to net cash provided by operating activities:
Premium amortization and (discount accretion), net	204	3,890
Interest income earned added to principal of investments	(278)	—
Amortization of deferred financing costs	2,660	1,361
Amortization of discount on convertible senior unsecured notes	484	546
Restricted stock amortization	288	335
Interest payments and basis recovered on MAC interest rate swaps	—	202
Premium on purchase of Residential Whole Loans	(274)	(3,858)
Unrealized (gain) loss, net	33,268	280,071
Realized gain on extinguishment of convertible senior notes	(240)	—
Realized loss on sale of real estate owned ("REO")	—	407
Unrealized (gain) loss on derivative instruments, net	(8)	3,834
Realized (gain) loss on investments, net	6,081	(82,633)
Loss on derivatives, net	—	13,287
Changes in operating assets and liabilities:
Interest receivable	2,022	7,818
Investment related receivable	269	—
Other assets	(787)	(2,846)
Interest payable	(1,358)	(5,832)
Accounts payable and accrued expenses	(799)	894
Payable to affiliate	(1,599)	2,553
Other liabilities	145	20,540
Net cash provided by (used in ) in operating activities	7,872	(158,378)
Cash flows from investing activities:
Purchase of securities	—	(320,996)
Proceeds from sale of securities	—	2,216,874
Proceeds from sale of REO	—	1,705
Principal repayments and basis recovered on securities	2,667	29,986
Purchase of Residential Whole Loans	(9,799)	(109,480)
Proceeds from sale of Residential Whole Loans	—	144,258
Principal repayments on Residential Whole Loans	226,734	139,589
Principal repayments on commercial loans	303	37,637
Principal repayments on securitized commercial loans	139,657	178,644
Principal repayments on Residential Bridge Loans	6,192	10,399
Premium for credit default swaps, net	—	(14,279)
Net settlements of TBAs	—	(2,430)
Interest payments and basis recovered on MAC interest rate swaps	—	(202)
Due from counterparties	—	2,600
Premium for interest rate swaptions, net	—	80
Net cash provided by investing activities	365,754	2,314,385

Cash flows from financing activities:
Proceeds from issuance of common stock	—	22,357
Payment of offering costs	(24)	(374)
Repurchase of common stock	—	(578)
Proceeds from issuance of convertible senior notes	—	2

Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Continued) (in thousands)
(Unaudited)

	For the six months ended June 30, 2021	For the six months ended June 30, 2020
Payments on extinguishment of convertible senior notes	(6,315)	—
Proceeds from repurchase agreement borrowings	1,482,074	8,262,555
Repayments of repurchase agreement borrowings	(1,475,438)	(10,718,271)
Proceeds from securitized debt	—	460,787
Repayments of securitized debt	(351,428)	(266,417)
Payments made for deferred financing costs	(10)	(2,803)
Due from counterparties, net	(1,121)	91,170
Due to counterparties, net	100	(693)
Increase (decrease) in other liabilities	(53,157)	(25,632)
Dividends paid on common stock	(7,298)	(16,592)
Dividends paid to non-controlling interest	(4)	(4)
Net cash used in financing activities	(412,621)	(2,194,493)
Net decrease in cash, cash equivalents and restricted cash	(38,995)	(38,486)
Cash, cash equivalents and restricted cash, beginning of period	107,745	84,279
Cash, cash equivalents and restricted cash, end of period	$68,750	$45,793

Supplemental disclosure of operating cash flow information:
Interest paid	$58,531	$63,457
Income taxes paid	$173	$—
Supplemental disclosure of non-cash financing/investing activities:
Assets of deconsolidated VIE	$—	$(150,804)
Liabilities of deconsolidated VIE	$—	$143,952
Mortgage-backed securities recorded upon deconsolidation	$—	$6,852
Dividends and distributions declared, not paid	$3,649	$—
Principal payments of Residential Whole Loans, not settled	$28,695	$11,780
Principal payments of Residential Bridge Loans, not settled	$—	$249
Other assets - Transfer of Bridge Loans to REO	$684	$419
Financing fee payable	$—	$(20,540)

Reconciliation of cash, cash equivalents and restricted cash reported in the Consolidated Balance Sheets:
Cash and cash equivalents	$45,775	$19,363
Restricted cash	22,975	26,430
Total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$68,750	$45,793

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

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited financial statements and related notes have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial reporting in accordance with Article 10 of Regulation S-X and the instructions to Form 10-Q. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary have been made to state fairly the Company’s financial position, results of operations and cash flows. The results of operations for the period ended June 30, 2021, are not necessarily indicative of the results to be expected for the full year or any future period. These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 5, 2021.

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

Revision of Previously Issued Quarterly Financial Statements

In finalizing the financial reporting close process during the third quarter 2020, the Company discovered an under accrual of interest for the quarter ended June 30, 2020 related to one of its financing arrangements for $1.5 million. The Company has evaluated the impact of this error and has concluded that individually and in the aggregate, the error was not material. However, the Company has decided to revise the June 30, 2020 financial statements to correct the immaterial error. The below tables summarize the effects of the revision of the interest expense under accrual on the originally reported amounts:

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

Impact of the COVID-19 Pandemic

During the quarter ended March 31, 2020, the COVID-19 pandemic, created extensive disruptions to the global economy and the lives of individuals throughout the world. Governments and businesses have taken and are continuing to take unprecedented actions to contain the spread of COVID-19 and to mitigate its effects, including vaccination efforts, face covering mandates, quarantines, travel bans, shelter-in-place orders, closures of businesses and schools, fiscal stimulus, and legislation designed to deliver monetary aid and other relief. The scope, duration, and full effects of COVID-19 are still not fully known. The pandemic and related efforts to contain the spread of COVID-19 have disrupted global economic activity, impacted interest rates, increased economic and market uncertainty, disrupted trade and supply chains, and created unprecedented financial market conditions and disruptions. This rapid disruption in the fixed income markets in early 2020 specifically in mortgage markets had an adverse impact on our book value, liquidity, results of operations, and financial position.

While the development and roll out of vaccines offer a prospective timeline for recovery, our Manager's view is that it will take some time, if ever, for economic and social conditions to fully rebound. The full impact of COVID-19 on our results of operations, financial position and cost of capital is still uncertain as it depends on several factors beyond our control. Our

Manager's outlook is that (i) the global economy is recovering from pandemic-induced slowdown, (ii) fiscal and monetary should stay supportive, (iii) pre-pandemic levels of the global outlook will be restored but it will take time, (iv) global economic slack, debt burdens, labor market scarring, and the small and medium enterprise destruction will take years to absorb, (v) central bank policy rates will be very low for a very long time and (vi) inflation, though elevated currently should ultimately prove transitory. The Company continues to operate in a manner that seeks to preserve liquidity, reduce exposure to short-term repurchase agreement financings, and reduce expenses.

Significant Accounting Policies

    There have been no significant changes to our accounting policies included in Note 2 to the consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2020.

Recently adopted accounting pronouncements

Description	Adoption Date	Effect on Financial Statements

In January 2020, the FASB issued ASU 2020-01, “Investments-Equity Securities (Topic 321), Investment-Equity Method and Joint Ventures (Topic 323, and Derivatives and Hedging (Topic 815).” The amendments in this update clarified the interaction of the accounting for equity securities under Topic 321 and investments accounted for under the equity method of accounting in Topic 323 and the accounting for certain forward contracts and purchase options accounted for under Topic 815.	January 1, 2021	The adoption of this standard did not have a material impact on the consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The amendments in this update provided optional expedients and exceptions for applying generally accepted accounting principles (GAAP) to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this Update apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU 2021-01, "Reference Rate Reform (Topic 848)." The amendments in this Update clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition.
	March 12, 2020 through December 31, 2022	The Company may elect to adopt the amendments in ASU 2020-04 and ASU 2021-1 at any time after March 12, 2020 but not later than December 31, 2022. Currently, the Company's contracts that are referenced to LIBOR have not been affected by the amendments in these updates. The Company is continuing to evaluate the impact this standard may have on its consolidated financial statements.

Recently issued accounting pronouncements

Description	Effective Date	Effect on Financial Statements

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
	January 1, 2022.	The Company is evaluating the impact this standard may have on its consolidated financial statements.

Note 3 — Fair Value of Financial Instruments

The following tables present the Company’s financial instruments carried at fair value as of June 30, 2021 and December 31, 2020, based upon the valuation hierarchy (dollars in thousands):

	June 30, 2021
	Fair Value
	Level I	Level II	Level III	Total
Assets
Agency RMBS Interest-Only Strips	$—	$—	$144	$144
Agency RMBS Interest-Only Strips accounted for as derivatives, included in MBS	—	—	1,357	1,357
Subtotal Agency MBS	—	—	1,501	1,501
Non-Agency CMBS	—	138,592	9,043	147,635
Non-Agency RMBS	—	23,370	—	23,370
Non-Agency RMBS Interest-Only Strips	—	—	2,760	2,760
Subtotal Non-Agency MBS	—	161,962	11,803	173,765

Other securities	—	51,433	—	51,433
Total mortgage-backed securities and other securities	—	213,395	13,304	226,699

Residential Whole Loans	—	—	801,503	801,503
Residential Bridge Loans	—	—	7,471	7,471
Securitized commercial loans	—	—	1,595,077	1,595,077
Commercial Loans	—	—	267,203	267,203
Derivative assets	—	120	—	120
Total Assets	$—	$213,515	$2,684,558	$2,898,073

Liabilities
Derivative liabilities	$—	$573	$—	$573
Securitized debt	—	1,525,715	14,937	1,540,652
Total Liabilities	$—	$1,526,288	$14,937	$1,541,225

	December 31, 2020
	Fair Value
	Level I	Level II	Level III	Total
Assets
Agency RMBS Interest-Only Strips	$—	$—	$143	$143
Agency RMBS Interest-Only Strips accounted for as derivatives, included in MBS	—	—	1,565	1,565
Subtotal Agency MBS	—	—	1,708	1,708

Non-Agency CMBS	—	155,093	8,988	164,081
Non-Agency RMBS	—	—	21,416	21,416
Non-Agency RMBS Interest-Only Strips	—	—	3,965	3,965
Subtotal Non-Agency MBS	—	155,093	34,369	189,462

Other securities	—	40,161	8,593	48,754
Total mortgage-backed securities and other securities	—	195,254	44,670	239,924

Residential Whole Loans	—	—	1,008,782	1,008,782
Residential Bridge Loans	—	—	12,813	12,813
Securitized commercial loan	—	—	1,605,335	1,605,335
Commercial Loans	—	—	310,523	310,523
Derivative assets	—	161	—	161
Total Assets	$—	$195,415	$2,982,123	$3,177,538

Liabilities
Derivative liabilities	$—	$656	$—	$656
Securitized debt	—	1,538,304	15,418	1,553,722
Total Liabilities	$—	$1,538,960	$15,418	$1,554,378

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

During the quarter ended June 30, 2021, the independent third party pricing service used a combination of recent loan trades and recent residential whole loans securitization transactions adjusted for deal cost and liquidity premium, to form their opinion on the appropriate discount rate.

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

Commercial Loans

    Values for the Company's Commercial Loans are based upon prices obtained from an independent third party pricing service that specializes in loan valuation, utilizing a valuation model that is calibrated to recent loan trade execution. Their valuation methodology incorporates commonly used market pricing methods, which include the inputs considered most significant to the determination of fair value of the Company's Commercial Loans. The assumptions made by the independent third party pricing vendor include a market discount rate, default assumption, loss severity, cash flows and probability weighted loss scenarios. The Company reviews the analysis provided by the pricing service as well as the key assumptions. Due to the inherent uncertainty of such valuation, the fair values established for commercial loans held by the Company may differ from the fair values that would have been established if a readily available market existed for these loans. Accordingly, the Company's commercial loans are classified as a Level III.

Securitized commercial loans

Values for the Company’s securitized commercial loans are based on the collateralized financing entity ("CFE") valuation methodology.  Since there is an extremely limited market for the securitized commercial loans, the Company determined the securitized debt is more actively traded and therefore was more observable.  Due to the inherent uncertainty of the securitized commercial loans' valuation, the Company classifies its securitized commercial loans as Level III.

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

Derivatives

Values for the Company's derivatives are based upon prices from third party pricing services, whose pricing is subject to review by the Manager’s pricing committee. In valuing its over-the-counter interest rate derivatives, such as swaps and swaptions, its currency derivatives, such as swaps and forwards and credit derivatives such as total return swaps, the Company considers the creditworthiness of both the Company and its counterparties, along with collateral provisions contained in each derivative agreement, from the perspective of both the Company and its counterparties. No credit valuation adjustment was made in determining the fair value of interest rate derivatives and/or futures contracts for the periods ended June 30, 2021 and December 31, 2020.

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
The following tables present a summary of the available quantitative information about the significant unobservable inputs used in the fair value measurement of financial instruments for which the Company has utilized Level III inputs to determine fair value as of June 30, 2021 and December 31, 2020 (dollars in thousands):

	Fair Value at			Range
	June 30, 2021	Valuation Technique	Unobservable Input	Minimum	Maximum		Weighted Average

Residential Whole Loans	801,503	Discounted Cash Flow	Market Discount Rate	2.1%	7.5%		3.4%
			Weighted Average Life	1.1	8.0		2.8
Residential Bridge Loans	7,471	Discounted Cash Flow	Market Discount Rate	11.4%	34.6%	(1)	18.8%
			Weighted Average Life	0.4	3.1		1.8
Commercial Loans	267,203	Discounted Cash Flow	Market Discount Rate	4.1%	21.3%		7.3%
			Weighted Average Life	0.1	2.4		0.7

	Fair Value at			Range
	December 31, 2020	Valuation Technique	Unobservable Input	Minimum	Maximum		Weighted Average

Residential Whole Loans	1,008,782	Discounted Cash Flow	Market Discount Rate	2.1%	7.5%		4.1%
			Weighted Average Life	1.5	8.4		2.9
Residential Bridge Loans	12,813	Discounted Cash Flow	Market Discount Rate	8.0%	35.2%	(1)	18.0%
			Weighted Average Life	0.3	2.6		1.3
Commercial Loans	310,523	Discounted Cash Flow	Market Discount Rate	6.3%	18.4%		10.5%
			Weighted Average Life	0.5	1.9		0.7

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

The following tables present additional information about the Company’s financial instruments which are measured at fair value on a recurring basis for which the Company has utilized Level III inputs to determine fair value:

	Three months ended June 30, 2021
$ in thousands	Agency MBS	Non-Agency MBS	Other Securities	Residential Whole Loans	Residential Bridge Loans	Commercial Loans	Securitized commercial loans	Securitized debt
Beginning balance	$1,629	$35,618	$9,056	$929,215	$11,212	$312,061	$1,636,127	$14,946
Transfers into Level III from Level II	—	—	—	—	—	—	—	—
Transfers from Level III into Level II	—	(23,370)	(10,306)	—	—	—	—	—
Purchases	—	—	—	10,073	—	—	—	—
Loan modifications / capitalized interest	—	—	—	103	—	—	—	—
Principal repayments	—	(137)	—	(133,525)	(3,885)	(155)	(88,489)	—
Total net gains / losses included in net income
Realized gains/(losses), net on assets	—	—	—	—	(117)	—	—	—
Unrealized gains/(losses), net on assets(1)	(41)	(34)	1,231	(1,944)	261	(44,758)	41,230	—
Unrealized (gains)/losses, net on liabilities(2)	—	—	—	—	—	—	—	931
Premium and discount amortization, net	(87)	(274)	19	(2,419)	—	55	6,209	(940)
Ending balance	$1,501	$11,803	$—	$801,503	$7,471	$267,203	$1,595,077	$14,937

Unrealized gains/(losses), net on assets held at the end of the period(1)	$(41)	$(866)	$—	$1,490	$(178)	$(44,758)	$41,230	$—
Unrealized gains/(losses), net on liabilities held at the end of the period(2)	$—	$—	$—	$—	$—	$—	$—	$(931)

	Three months ended June 30, 2020
$ in thousands	Agency MBS	Non-Agency MBS	Other Securities	Residential Whole Loans	Residential Bridge Loans	Commercial Loans	Securitized commercial loan	Securitized debt
Beginning balance	$14,442	$33,162	$7,371	$1,309,795	$26,050	$320,308	$477,131	$161
Transfers into Level III from Level II	—	—	—	—	—	—	—	—
Transfers from Level III into Level II	—	—	—	—	—	—	—	—
Sales and settlements	(11,529)	—	—	(144,258)	—	—	—	—
Transfers to REO	—	—	—	—	70	—	—	—
Principal repayments	—	(166)	—	(51,969)	(1,471)	—	(23,943)	—
Total net gains / losses included in net income			0
Realized gains/(losses), net on assets	1,528	—	—	(10,511)	28	—	—	—
Unrealized gains/(losses), net on assets(1)	(2,122)	1,253	1,282	21,800	(483)	3,050	12,921	—
Unrealized (gains)/losses, net on liabilities(2)	—	—	—	—	—	—	—	(177)
Premium and discount amortization, net	(344)	(265)	42	(806)	(23)	116	(415)	47
Ending balance	$1,975	$33,984	$8,695	$1,124,051	$24,171	$323,474	$465,694	$31

Unrealized gains/(losses), net on assets held at the end of the period(1)	$(306)	$1,253	$1,282	$10,278	$(495)	$3,050	$12,774	$—
Unrealized gains/(losses), net on liabilities held at the end of the period(2)	$—	$—	$—	$—	$—	$—	$—	$46

	Six months ended June 30, 2021
$ in thousands	Agency MBS	Non-Agency MBS	Other Securities	Residential Whole-Loans	Residential Bridge Loans	Commercial Loans	Securitized commercial loan	Securitized debt
Beginning balance	$1,708	$34,369	$8,593	$1,008,782	$12,813	$310,523	$1,605,335	$15,418
Transfers into Level III from Level II	—	—	—	—	—	—	—	—
Transfers from Level III into Level II	—	(23,370)	(10,306)	—	—	—	—	—
Purchases	—	—	—	10,073	—	—	—	—
Transfers to REO	—	—	—	—	(684)	—	—	—
Loan modifications / capitalized interest	—	—	—	278	—	—	—	—
Principal repayments	—	(256)	—	(228,541)	(4,967)	(302)	(139,657)	—
Total net gains / losses included in net income
Realized gains/(losses), net on assets	—	—	—	—	(153)	—	—	—
Unrealized gains/(losses), net on assets(1)	(15)	1,267	1,657	15,543	464	(43,136)	117,039	—
Unrealized (gains)/losses, net on liabilities(2)	—	—	—	—	—	—	—	1,707
Premium and discount amortization, net	(192)	(207)	56	(4,632)	(2)	118	12,360	(2,188)
Ending balance	$1,501	$11,803	$—	$801,503	$7,471	$267,203	$1,595,077	$14,937

Unrealized gains/(losses), net on assets held at the end of the period(1)	$(15)	$(1,035)	$—	$16,271	$(113)	$(43,136)	$117,039	$—
Unrealized gains/(losses), net on liabilities held at the end of the period(2)	$—	$—	$—	$—	$—	$—	$—	$(1,707)

	Six months ended June 30, 2020
$ in thousands	Agency MBS	Non-Agency MBS	Other Securities	Residential Whole-Loans	Residential Bridge Loans	Commercial Loans	Securitized commercial loan	Securitized debt
Beginning balance	$15,915	$45,814	$17,196	$1,375,860	$33,269	$370,213	$909,040	$1,057
Transfers into Level III from Level II	—	—	—	—	—	—	—	—
Transfers from Level III into Level II	—	—	(6,482)	—	—	—	—	—
Purchases	—	—	—	110,150	—	—	—	—
Sales and settlements	(11,529)	(12,702)	—	(144,258)	—	—	—	—
Transfers to REO	—	—	—	—	(419)	—	—	—
VIE deconsolidation	—	6,852	—	—	—	—	(150,804)	—
Principal repayments	—	(486)	(154)	(131,035)	(7,879)	(37,638)	(178,644)	—
Total net gains / losses included in net income
Realized gains/(losses), net on assets	1,528	(16)	—	(10,511)	(57)	—	—	—
Unrealized gains/(losses), net on assets(1)	(2,656)	(4,583)	(1,837)	(74,071)	(702)	(9,412)	(114,250)	—
Unrealized (gains)/losses, net on liabilities(2)	—	—	—	—	—	—	—	(554)
Premium and discount amortization, net	(1,283)	(895)	(28)	(2,084)	(41)	311	352	(472)
Ending balance	$1,975	$33,984	$8,695	$1,124,051	$24,171	$323,474	$465,694	$31

Unrealized gains/(losses), net on assets held at the end of the period(1)	$(663)	$(4,353)	$(487)	$(68,797)	$(919)	$(9,412)	$(55,084)	$—
Unrealized gains/(losses), net on liabilities held at the end of the period(2)	$—	$—	$—	$—	$—	$—	$—	$564

(1)Gains and losses are included in "Unrealized gain (loss), net" in the Consolidated Statements of Operations.
(2)Gains and losses on securitized debt are included in "Unrealized gain (loss), net" in the Consolidated Statements of Operations.

Transfers between hierarchy levels for the three and six months ended June 30, 2021 and June 30, 2020 were based on the availability of sufficient observable inputs. Movements from Level II to Level III was based on the back-testing of historical sales transactions performed by the Manager, which did not provide sufficient observable data to meet Level II versus Level III criteria, resulting in the movement from Level II to Level III. Movements from Level III to Level II was based on information received from a third party pricing service which, along with the back-testing of historical sales transactions performed by the Manager, provided the sufficient observable data for the movement from Level III to Level II. The Company did not have transfers between either Level I and Level II or Level I and Level III for the three and six months ended June 30, 2021 and June 30, 2020.

Other Fair Value Disclosures

Certain Residential Bridge Loans, repurchase agreement borrowings, convertible senior unsecured notes and securitized debt are not carried at fair value in the consolidated financial statements. The following table presents the carrying value and estimated fair value of the Company’s financial instruments that are not carried at fair value as of June 30, 2021 and December 31, 2020 in the consolidated financial statements (dollars in thousands):

	June 30, 2021		December 31, 2020
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets
Residential Bridge Loans	$979	$881	$1,103	$1,095
Total	$979	$881	$1,103	$1,095

Liabilities
Borrowings under repurchase agreements	$364,835	$366,271	$356,923	$359,799
Convertible senior unsecured notes	165,413	164,008	170,797	155,129
Securitized debt(1)	687,438	698,666	899,207	922,362
Total	$1,217,686	$1,228,945	$1,426,927	$1,437,290

(1) Carrying value excludes $6.2 million and $6.9 million of deferred financing costs as of June 30, 2021 and December 31, 2020, respectively.

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

Securitized debt

Values for the Company's securitized debt, related to the securitization of a portion of its Residential Whole Loans, are based upon prices obtained from independent third party pricing services. The valuation methodology of the third party pricing services incorporates market information and commonly used market pricing methods, which include actual trades and quoted prices for similar or identical instruments. In determining the proper fair value hierarchy or level, the Company considers the amount of available observable market data for each security. Since the securitized debt represents traded debt securities, the Manager's pricing team reviews the trade activity during the quarter for each security to determine the appropriate level within the fair value hierarchy. If there is sufficient trade data above a predetermined threshold, the Manager determines it has sufficient observable market data and the debt security will be categorized as a Level II. If there is not sufficient observable market data the debt security will be categorized as a Level III. At June 30, 2021, there was not sufficient observable market data for the debt to be classified as a Level II, accordingly it was classified as a Level III.

Note 4 – Mortgage-Backed Securities and other securities

The following tables present certain information about the Company’s investment portfolio at June 30, 2021 and December 31, 2020 (dollars in thousands):

	June 30, 2021
	Principal Balance	Unamortized Premium (Discount), net	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Net Weighted Average Coupon
Agency RMBS Interest-Only Strips (1)(2)	N/A	N/A	$70	$74	$—	$144	1.4%
Agency RMBS Interest-Only Strips, accounted for as derivatives (1) (2)	N/A	N/A	N/A	N/A	N/A	1,357	2.1%
Total Agency MBS	—	—	70	74	—	1,501	2.0%

Non-Agency RMBS	37,184	(14,449)	22,735	2,644	(2,009)	23,370	4.3%
Non-Agency RMBS Interest- Only Strips (1)	N/A	N/A	5,900	—	(3,140)	2,760	0.3%
Subtotal Non-Agency RMBS	37,184	(14,449)	28,635	2,644	(5,149)	26,130	0.9%
Non-Agency CMBS	224,590	(17,501)	207,089	2,567	(62,021)	147,635	5.0%
Total Non-Agency MBS	261,774	(31,950)	235,724	5,211	(67,170)	173,765	2.8%

Other securities (3)	51,372	(7,962)	48,389	3,541	(497)	51,433	4.6%
Total	$313,146	$(39,912)	$284,183	$8,826	$(67,667)	$226,699	2.9%

	December 31, 2020
	Principal Balance	Unamortized Premium (Discount), net	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Net Weighted Average Coupon
Agency RMBS Interest-Only Strips (1)	N/A	N/A	$89	$54	$—	$143	2.1%
Agency RMBS Interest-Only Strips, accounted for as derivatives (1) (2)	N/A	N/A	N/A	N/A	N/A	1,565	2.6%
Total Agency MBS	—	—	89	54	—	1,708	2.5%

Non-Agency RMBS	38,112	(14,649)	23,463	451	(2,498)	21,416	1.6%
Non-Agency RMBS Interest- Only Strips (1)	N/A	N/A	6,271	—	(2,306)	3,965	0.4%
Subtotal Non-Agency RMBS	38,112	(14,649)	29,734	451	(4,804)	25,381	0.6%
Non-Agency CMBS	235,497	(25,258)	210,239	2,850	(49,008)	164,081	5.0%
Total Non-Agency MBS	273,609	(39,907)	239,973	3,301	(53,812)	189,462	2.4%

Other securities (3)	51,537	(8,239)	49,420	1,152	(1,818)	48,754	4.4%
Total	$325,146	$(48,146)	$289,482	$4,507	$(55,630)	$239,924	2.5%

(1)    IOs and IIOs have no principal balances and bear interest based on a notional balance.  The notional balance is used solely to determine interest distributions on interest-only class of securities.  At June 30, 2021, the notional balance for Agency RMBS IOs and IIOs, Non-Agency RMBS IOs and IIO and Agency RMBS IOs and IIOs, accounted for as derivatives was $3.2 million, $225.4 million and $18.9 million, respectively.  At December 31, 2020, the notional balance for Agency RMBS IOs and IIOs, Non-Agency RMBS IOs and IIOs and Agency RMBS IOs and IIOs, accounted for as derivatives was $3.7 million, $306.0 million and $21.6 million, respectively.
(2)     Interest on these securities is reported as a component of "Gain (loss) on derivative instruments, net" in the Consolidated Statements of Operations.
(3)     Other securities include residual interests in asset-backed securities which have no principal balance and an amortized cost of approximately $5.0 million and $6.1 million, as of June 30, 2021 and December 31, 2020, respectively.
(4)     The calculation of the weighted average coupon rate includes the weighted average coupon rates of IOs and IIOs accounted for as derivatives using their notional amounts.

As of June 30, 2021 and December 31, 2020 the weighted average expected remaining term of the MBS and other securities investment portfolio was 5.5 years and 5.5 years, respectively.

The following tables present the fair value and contractual maturities of the Company’s investment securities at June 30, 2021 and December 31, 2020 (dollars in thousands):

	June 30, 2021
	< or equal to 10 years	> 10 years and < or equal to 20 years	> 20 years and < or equal to 30 years	> 30 years	Total
Agency RMBS Interest-Only Strips	$—	$—	$144	$—	$144
Agency RMBS Interest-Only Strips accounted for as derivatives	—	1,357	—	—	1,357
Subtotal Agency	—	1,357	144	—	1,501

Non-Agency CMBS	77,536	29,955	39,818	326	147,635
Non-Agency RMBS	—	—	10,247	13,123	23,370
Non-Agency RMBS Interest- Only Strips	—	—	215	2,545	2,760
Subtotal Non-Agency	77,536	29,955	50,280	15,994	173,765

Other securities	9,527	4,255	25,400	12,251	51,433
Total	$87,063	$35,567	$75,824	$28,245	$226,699

	December 31, 2020
	< or equal to 10 years	> 10 years and < or equal to 20 years	> 20 years and < or equal to 30 years	> 30 years	Total
Agency RMBS Interest-Only Strips	$—	$—	$143	$—	$143
Agency RMBS Interest-Only Strips accounted for as derivatives	—	1,565	—	—	1,565
Subtotal Agency	—	1,565	143	—	1,708

Non-Agency CMBS	59,724	50,408	53,269	680	164,081
Non-Agency RMBS	—	—	7,958	13,458	21,416
Non-Agency RMBS Interest- Only Strips	—	—	472	3,493	3,965
Subtotal Non-Agency	59,724	50,408	61,699	17,631	189,462

Other securities	7,247	6,203	24,610	10,694	48,754
Total	$66,971	$58,176	$86,452	$28,325	$239,924

The following tables present the gross unrealized losses and estimated fair value of the Company’s MBS and other securities by length of time that such securities have been in a continuous unrealized loss position at June 30, 2021 and December 31, 2020 (dollars in thousands):

	June 30, 2021
	Less than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Non-Agency CMBS	$—	$—	—	$131,841	$(62,021)	28	$131,841	$(62,021)	28
Non-Agency RMBS	—	—	—	11,294	(2,009)	2	11,294	(2,009)	2
Non-Agency RMBS Interest-Only Strips	3	(428)	1	2,757	(2,712)	3	2,760	(3,140)	4
Subtotal Non-Agency	3	(428)	1	145,892	(66,742)	33	145,895	(67,170)	34

Other securities	—	—	—	27,832	(497)	6	27,832	(497)	6
Total	$3	$(428)	1	$173,724	$(67,239)	39	$173,727	$(67,667)	40

	December 31, 2020
	Less than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Non-Agency CMBS	$102,935	$(33,602)	16	$50,887	$(15,406)	15	$153,822	$(49,008)	31
Non-Agency RMBS	18,242	(2,498)	4	—	—	—	18,242	(2,498)	4
Non-Agency RMBS Interest-Only Strips	3,492	(790)	3	472	(1,516)	1	3,964	(2,306)	4
Subtotal Non-Agency	124,669	(36,890)	23	51,359	(16,922)	16	176,028	(53,812)	39

Other securities	26,365	(1,818)	6	—	—	—	26,365	(1,818)	6
Total	$151,034	$(38,708)	29	$51,359	$(16,922)	16	$202,393	$(55,630)	45

The following tables present components of interest income on the Company’s MBS and other securities for the three and six months ended June 30, 2021 and June 30, 2020, respectively (dollars in thousands):

	Three months ended June 30, 2021			Three months ended June 30, 2020
	Coupon Interest	Net (Premium Amortization/Amortization Basis) Discount Amortization	Interest Income	Coupon Interest	Net (Premium Amortization/Amortization Basis) Discount Amortization	Interest Income
Agency CMBS	$—	$—	$—	$413	$(48)	$365
Agency RMBS	12	(8)	4	173	(112)	61
Non-Agency CMBS	2,213	2,131	4,344	3,960	1,772	5,732
Non-Agency RMBS	740	(406)	334	582	(367)	215
Other securities	1,083	(175)	908	2,037	(1,333)	704
Total	$4,048	$1,542	$5,590	$7,165	$(88)	$7,077

	Six months ended June 30, 2021			Six months ended June 30, 2020
	Coupon Interest	Net (Premium Amortization/Amortization Basis) Discount Amortization	Interest Income	Coupon Interest	Net (Premium Amortization/Amortization Basis) Discount Amortization	Interest Income
Agency CMBS	$—	$—	$—	$11,336	$(636)	$10,700
Agency RMBS	27	(19)	8	2,929	(954)	1,975
Non-Agency CMBS	4,550	4,561	9,111	8,757	2,740	11,497
Non-Agency RMBS	1,153	(464)	689	1,733	(1,008)	725
Other securities	2,674	(944)	1,730	4,842	(2,797)	2,045
Total	$8,404	$3,134	$11,538	$29,597	$(2,655)	$26,942

The following tables present the sales and realized gain (loss) of the Company’s MBS and other securities, excluding Interest-Only Strips accounted for as derivatives, for the three and six months ended June 30, 2021 and June 30, 2020, respectively (dollars in thousands):

	Three months ended June 30, 2021				Three months ended June 30, 2020
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Agency CMBS	$—	$—	$—	$—	$409,117	$22,156	$(32)	$22,124
Agency RMBS	—	—	—	—	9,512	2,132	(468)	1,664
Non-Agency CMBS	—	—	—	—	42,646	—	(13,901)	(13,901)
Other securities	—	—	—	—	18,211	—	(6,223)	(6,223)
Total	$—	$—	$—	$—	$479,486	$24,288	$(20,624)	$3,664

(1)    Realized loss for the three months ended June 30, 2021 was attributable to a legacy Non-agency CMBS bond that factored down to zero from a cash shortfall in the securitization.

	Six months ended June 30, 2021				Six months ended June 30, 2020
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Agency CMBS	$—	$—	$—	$—	$1,668,149	$116,463	$(6,486)	$109,977
Agency RMBS	—	—	—	—	400,948	12,552	(506)	12,046
Non-Agency CMBS(1)	—	—	(5,929)	(5,929)	94,586	1	(22,703)	(22,702)
Non-Agency RMBS	—	—	—	—	12,702	—	(16)	(16)
Other securities	—	—	—	—	35,957	113	(6,223)	(6,110)
Total	$—	$—	$(5,929)	$(5,929)	$2,212,342	$129,129	$(35,934)	$93,195

(1)    Realized loss for the six months ended June 30, 2021 was attributable to a legacy Non-agency CMBS bond that factored down to zero from a cash shortfall in the securitization.

Unconsolidated CMBS VIEs

The Company’s economic interests held in unconsolidated CMBS VIEs are limited in nature to those of a passive holder of CMBS issued by securitization trusts; the Company was not involved in the design or creation of the securitization trusts. The Company evaluates its CMBS holdings, for potential consolidation of the securitized trust, in which it owns the most subordinate tranche or a portion of the controlling class. As of both June 30, 2021 and December 31, 2020, the Company held seven variable interests in unconsolidated CMBS VIEs, respectively, in which it either owned the most subordinate class or a portion of the controlling class. The Company determined it was not the primary beneficiary and accordingly, the CMBS VIEs were not consolidated in the Company’s consolidated financial statements. As of June 30, 2021 and December 31, 2020, the Company’s maximum exposure to loss from these variable interests did not exceed the carrying value of these investments of $30.6 million and $48.9 million, respectively. These investments are classified in "Non-Agency mortgage-backed securities, at fair value" in the Company’s Consolidated Balance Sheets. Further, as of June 30, 2021 and December 31, 2020, the Company

did not guarantee any obligations of unconsolidated entities or enter into any commitment or intent to provide funding to any such entities.

Note 5 — Residential Whole Loans and Bridge Loans

Residential Whole-Loan Trust

The consolidated financial statements include the consolidation of Revolving Mortgage Investment Trust 2015-1QR2 ("RMI 2015 Trust") since it met the definition of a VIE and the Company determined that it was the primary beneficiary of the trust because it was involved in the design of the trust, has oversight rights on defaulted assets and has other significant decision making powers. In addition, the Company has the obligation to absorb losses to the extent of its ownership interest and the right to receive benefits from the trust that could potentially be significant to the trust. RMI 2015 Trust has issued a trust certificate that is wholly-owned by the Company and represents the entire beneficial interest in pools of Non-QM Residential Whole Loans held by the trust. As of June 30, 2021 and December 31, 2020, the Company financed the trust certificate with $32.6 million and $30.2 million, respectively, on long-term financing facility. The financing liability is held outside the trust. The Company classifies the underlying Residential Whole Loans owned by the trust in "Residential Whole Loans, at fair value" in the Consolidated Balance Sheets and has eliminated the intercompany trust certificate in consolidation.

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

Residential Bridge Loan Trust

    In February 2017, The Company formed Revolving Mortgage Investment Trust 2017-BRQ1 ("RMI 2017 Trust") and acquired the trust certificate, which represents the entire beneficial interest in pools of Residential Bridge Loans and certain Residential Whole Loans held by the trust. Residential Bridge Loans are mortgage loans secured by residences, typically short-term. The Company determined that RMI Trust was a VIE and that the Company was the primary beneficiary because it was involved in the design of the trust, has oversight rights on defaulted assets and has other significant decision making powers. In addition, the Company has the obligation to absorb losses to the extent of its ownership interest and the right to receive benefits from the trust that could potentially be significant to the trust. As of June 30, 2021 and December 31, 2020, the Company financed the trust certificate with $8.2 million and $13.4 million, respectively, of repurchase agreement borrowings, which is a liability held outside the trust. The Company classifies both the underlying Residential Bridge Loans carried at amortized cost and the Residential Bridge Loans that it elected the fair value option in "Residential Bridge Loans" and the Residential Whole Loans in "Residential Whole Loans, at fair value" in the Consolidated Balance Sheets. The Company has eliminated the intercompany trust certificate in consolidation.

Consolidated Residential Whole-Loan and Residential Bridge Loan Trusts

The Company assesses modifications to VIEs on an ongoing basis to determine if a significant reconsideration event has occurred that would change the Company’s initial consolidation assessment.  The three consolidated Residential Whole-Loan trusts collectively hold 2,035 Residential Whole Loans and the consolidated Bridge Loan Trust holds 16 Residential Bridge Loans and six Residential Whole Loans as of June 30, 2021.

The following table presents a summary of the assets and liabilities of the consolidated residential whole loan trusts and residential bridge loan trust included in the Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020 (dollars in thousands):

	June 30, 2021	December 31, 2020
Cash and cash equivalents	$90	$—
Residential Whole Loans, at fair value ($801,503 and $1,008,782 pledged as collateral, at fair value, respectively)	801,503	1,008,782
Residential Bridge Loans ($7,226 and $11,858 at fair value and $8,205 and $12,960 pledged as collateral, respectively)	8,205	12,960
Investment related receivable	28,695	27,987
Interest receivable	3,809	4,688
Other assets	80	80
Total assets	$842,382	$1,054,497
Securitized debt, net	$681,208	$892,290
Interest payable	1,709	2,222
Accounts payable and accrued expenses	31	77
Total liabilities	$682,948	$894,589

The Company’s risk with respect to its investment in each residential loan trust is limited to its direct ownership in the trust. The Residential Whole Loans, Residential Bridge Loans and Commercial Loan held by the consolidated trusts are held solely to satisfy the liabilities of the trust, and creditors of the trust have no recourse to the general credit of the Company. The

Company is not contractually required and has not provided any additional financial support to the trusts for the three and six months ended June 30, 2021 and June 30, 2020.

The following table presents the components of the carrying value of Residential Whole Loans and Residential Bridge Loans as of June 30, 2021 and December 31, 2020 (dollars in thousands):

	Residential Whole Loans, at Fair Value		Residential Bridge Loans, at Fair Value(1)		Residential Bridge Loans, at Amortized Cost(1)
	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Principal balance	$766,090	$984,555	$8,340	$14,144	$979	$1,103
Unamortized premium	19,146	24,248	1	3	—	—
Unamortized discount	(1,571)	(1,799)	—	—	—	—
Amortized cost	783,665	1,007,004	8,341	14,147	979	1,103
Gross unrealized gains	20,187	9,282	—	5	N/A	N/A
Gross unrealized losses	(2,349)	(7,504)	(870)	(1,339)	N/A	N/A
Fair value	$801,503	$1,008,782	$7,471	$12,813	N/A	N/A

 (1) These loans are classified in "Residential Bridge Loans" in the Consolidated Balance Sheets.

Residential Whole Loans

The Residential Whole Loans have low LTV's and are comprised of 2,035 Non-QM adjustable rate mortgages and six investor fixed rate mortgages. The following tables present certain information about the Company’s Residential Whole Loan investment portfolio at June 30, 2021 and December 31, 2020 (dollars in thousands):

June 30, 2021
			Weighted Average
Current Coupon Rate	Number of Loans	Principal Balance	Original LTV	Original FICO Score(1)	Expected Life (years)	Contractual Maturity (years)	Coupon Rate
2.01% – 3.00%	8	$5,192	66.5%	733	5.5	27.9	2.7%
3.01% – 4.00%	183	60,763	54.4%	719	3.7	22.8	3.6%
4.01% – 5.00%	914	303,841	62.2%	750	2.7	27.4	4.9%
5.01% – 6.00%	904	385,319	64.3%	739	2.8	27.3	5.4%
6.01% – 7.00%	30	10,467	68.5%	718	2.9	26.2	6.3%
7.01% - 8.00%	2	508	73.2%	753	4.4	27.1	7.1%
Total	2,041	$766,090	62.7%	742	2.8	27.0	5.0%

(1)The original FICO score is not available for 211 loans with a principal balance of approximately $65.5 million at June 30, 2021. The Company has excluded these loans from the weighted average computations.

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

The following table presents the various states across the United States in which the collateral securing the Company’s Residential Whole Loans at June 30, 2021 and December 31, 2020, based on principal balance, is located (dollars in thousands):

June 30, 2021			December 31, 2020
State	State Concentration	Principal Balance	State	State Concentration	Principal Balance
California	64.4%	$493,266	California	65.8%	$647,877
New York	17.8%	136,417	New York	17.7%	173,788
Georgia	3.6%	27,346	Georgia	3.4%	33,577
Florida	3.1%	23,784	Florida	2.8%	27,274
New Jersey	2.8%	21,381	New Jersey	2.5%	24,704
Other	8.3%	63,896	Other	7.8%	77,335
Total	100.0%	$766,090	Total	100.0%	$984,555

Residential Bridge Loans

The Residential Bridge Loans are comprised of short-term fixed rate loans secured by non-owner occupied single or multi-unit residential properties, with LTVs generally not to exceed 85%. The following tables present certain information about the Company’s Residential Bridge Loan investment portfolio at June 30, 2021 and December 31, 2020 (dollars in thousands):

June 30, 2021
c			Weighted Average
Current Coupon Rate	Number of Loans	Principal Balance	Original LTV	Contractual Maturity (months)(1)	Coupon Rate
7.01% – 9.00%	5	$4,469	70.5%	1.1	8.9%
9.01% – 11.00%	12	4,355	76.8%	0.0	10.2%
11.01% – 13.00%	2	495	69.7%	5.1	11.4%
Total	19	$9,319	73.4%	1.5	9.6%

December 31, 2020
			Weighted Average
Current Coupon Rate	Number of Loans	Principal Balance	Original LTV	Contractual Maturity (months)(1)	Coupon Rate
7.01% – 9.00%	10	$8,295	69.6%	1.4	8.7%
9.01% – 11.00%	15	6,123	75.5%	0.5	10.1%
11.01% – 13.00%	3	705	69.8%	0.0	11.4%
17.01% – 19.00%	1	124	75.0%	0.0	18.0%
Total	29	$15,247	72.0%	0.8	9.4%

(1) Non-performing loans that are past their maturity date are excluded from the calculation of the weighted average contractual maturity. The weighted average contractual maturity for these loans is zero.

The following table presents the U.S. states in which the collateral securing the Company’s Residential Bridge Loans at June 30, 2021 and December 31, 2020, based on principal balance, is located (dollars in thousands):

June 30, 2021			December 31, 2020
State	Concentration	Principal Balance	State	Concentration	Principal Balance
California	41.9%	$3,909	California	37.5%	$5,713
New York	28.2%	2,632	New York	17.3%	2,632
Florida	12.1%	1,125	Washington	16.1%	2,461
Washington	8.5%	789	Florida	12.9%	1,969
New Jersey	3.6%	335	Connecticut	5.7%	872
Other	5.7%	529	Other	10.5%	1,600
Total	100.0%	$9,319	Total	100.0%	$15,247

Non-performing Loans

The following table presents the aging of the Residential Whole Loans and Bridge Loans as of June 30, 2021 (dollars in thousands):

	Residential Whole Loans			Bridge Loans
	No of Loans	Principal	Fair Value	No of Loans	Principal	Fair Value (1)
Current(2)	1,999	$745,754	$781,345	2	$619	$601
1-30 days	13	6,347	6,650	1	105	77
31-60 days	3	1,214	1,246	—	—	—
61-90 days	4	1,892	1,783	—	—	—
90+ days	22	10,883	10,479	16	8,595	7,772
Total	2,041	$766,090	$801,503	19	$9,319	$8,450

(1) Includes $1.0 million loans carried at amortized cost.
(2) Includes 5 loans in forbearance with unpaid principal balance of approximately $2.5 million.

COVID-19 has materially disrupted business operations, resulting in significantly higher levels of unemployment or underemployment in certain sectors. As a result, some of its Residential Whole Loan borrowers have experienced financial hardship, making it difficult to meet their payment obligations to the Company, leading to requests for forbearance and higher levels of delinquency and potentially defaults. The Company maintains a strong relationship with its servicers and has utilized these relationships to manage the impacts of COVID-19 pandemic on the Company's Non-QM loans. As of June 30, 2021, the Company had 5 Non-QM loans in forbearance and 50 Non-QM loans in the repayment phase following forbearance. Under the forbearance agreement, the borrower can generally elect to defer the principal and interest payments for 3 to 5 months. At the end of the forbearance period, the borrower can either repay the deferred principal and interest in full or over the next 9 months or capitalize the deferred principal and interest to the loan balance and calculate a new amortization payment. Loans under a forbearance agreement are treated as "Current" in the above table. These loans in forbearance are carried at fair value and had an unpaid principal balance of approximately $2.5 million, a fair value of $2.5 million, a weighted average original LTV of 59.0%, and represent approximately 0.3% of the total outstanding principal balance of the Company's Residential Whole Loans.

    As of June 30, 2021, there were 22 Residential Whole Loans carried at fair value in non-accrual status with an unpaid principal balance of approximately $10.9 million and a fair value of $10.5 million. These nonperforming loans represent approximately 1.4% of the total outstanding principal balance. These loans are collateral dependent with a weighted average original LTV of 61.3%.

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

Residential Bridge Loans

    As of June 30, 2021, there were 16 Residential Bridge Loans carried at fair value in non-accrual status with an unpaid principal balance of approximately $8.6 million and a fair value of $7.8 million. These nonperforming loans represent approximately 92.2% of the total outstanding Bridge Loans principal balance of $9.3 million. These loans are collateral dependent with a weighted average original LTV of 73.3%.

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

The Company concluded that an allowance for credit losses was not necessary for loans carried at amortized costs as of June 30, 2021 and December 31, 2020 since the fair value of the collateral balance less the cost to sell was in excess of the outstanding principal and interest balances. For loans carried at fair value, no allowance for credit losses was recorded as of June 30, 2021 and December 31, 2020 since the valuation adjustment, if any, would be reflected in the fair value of these loans. The Company stopped accruing interest income for these loans when they became contractually 90 days delinquent.

    As of June 30, 2021 and December 31, 2020, the Company had four and two real estate owned ("REO") properties with an aggregate carrying value of $1.7 million and $1.1 million, respectively, related to foreclosed Bridge Loans. The REO properties are held for sale and accordingly carried at the lower of cost or fair value less cost to sell. The REO properties are classified in "Other assets" in the Consolidated Balance Sheets.

Note 6 — Commercial Loans

Securitized Commercial Loans

    Securitized commercial loans is comprised of commercial loans from consolidated third party sponsored CMBS VIE's. At June 30, 2021, the Company had variable interests in two third party sponsored CMBS VIEs, RETL 2019-RVP and CSMC Trust 2014-USA, that it determined it was the primary beneficiary and was required to consolidate. The commercial loans that serve as collateral for the securitized debt issued by these VIEs can only be used to settle the securitized debt. Refer to Note 7 - "Financings" for details on the associated securitized debt. The Company assesses modifications to VIEs on an ongoing basis to determine if a significant reconsideration event has occurred that would change the Company’s initial consolidation assessment.

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

RETL 2019-RVP

RETL 2018 was refinanced with a new securitization RETL 2019-RVP ("RETL 2019 Trust") in March 2019. The Company acquired a $65.3 million interest in the trust certificates issued by the RETL 2019 Trust, including $45.3 million which represents the 5% eligible risk retention certificate. The Company determined that RETL 2019 Trust was a VIE and that the Company was also the primary beneficiary because the Manager was involved in certain aspects of the design of the trust and the Company together with other related party entities own more than 50% of the controlling class. As the primary beneficiary, the Company consolidated RETL 2019 Trust and its investment in the trust certificates (HRR class and a portion of the C class) of RETL 2019 Trust was eliminated in the consolidation. The RETL 2019 Trust holds a commercial loan collateralized by first mortgages, deeds of trusts and interests in commercial real estate. The outstanding principal balance on this commercial loan is $214.5 million as of June 30, 2021. The loan's stated maturity date is March 2022 (subject to the borrower's option to extend the stated maturity date for three successive one-year terms) and bears an interest rate of one month LIBOR plus 4.38%. As of June 30, 2021, the RETL HRR bonds are held in WMC RETL LLC, which is a wholly-owned subsidiary of the Company.

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

CSMC Trust 2014-USA

The Company together with other related party entities own more than 50% of the controlling class of CSMC Trust 2014-USA ("CSMC USA"). As of June 30, 2021, the Company held an 8.8% interest in the trust certificates issued by CSMC USA (F Class) with an outstanding principal balance of $14.9 million. The Company performs ongoing reassessment of its CMBS VIE holdings for potential consolidation of the securitized trust in which it owns a portion of the controlling class. Since the ownership of the controlling financial interest is held within a related party group, the Company must determine whether it is the primary beneficiary under the related party tie-breaker rule, which requires the evaluation of the following considerations:

(1) the principal-agency relationship between parties; (2) relationship and significance of the VIE's activities to the variable interest holders; (3) variable interest holder's exposure to VIE's expected losses and (4) the design of the VIE. As a result of the Company's evaluation, it was determined that the Company is the primary beneficiary of CSMC USA, and effective on August 1, 2020, consolidated CSMC USA. The Company’s investment in the trust certificate of CSMC USA (F Class) was eliminated in the consolidation. The CSMC USA holds a commercial loan secured by a first mortgage lien on the borrowers’ fee and leasehold interests in a portion of a super-regional mall. The outstanding principal balance on this commercial loan is $1.4 billion as of June 30, 2021. The loan's stated maturity date is September 11, 2025 and bears a fixed interest rate of 4.38%. The Company elected the fair value option for the commercial loan as well as the associated securitized debt.

In December 2020, the commercial loan held by CSMC USA was amended to an interest only payment through maturity. As part of the modification, a Cash Management Forbearance Agreement was entered into by the special servicer and the borrower that required both increased reporting requirements and monthly net cash remittance.

Commercial Loans

    In January 2019, WMC CRE LLC ("CRE LLC"), a wholly-owned subsidiary of the Company was formed for the purpose of acquiring commercial loans.

    The following table presents the commercial loans held by CRE LLC as of June 30, 2021 (dollars in thousands):

Loan	Acquisition Date	Loan Type	Principal Balance	Fair Value	Original LTV	Interest Rate	Maturity Date	Extension Option	Collateral
CRE 1	June 2018	Interest-Only First Mortgage	$30,000	$30,000	65%	1-Month LIBOR plus 4.50%	6/9/2021	None	Hotel
CRE 2	June 2019	Principal & Interest First Mortgage	46,937	46,937	75%	1-Month LIBOR plus 4.75%	1/11/2022	Two One-Year Extensions	Nursing Facilities
CRE 3	August 2019	Interest-Only Mezzanine loan	90,000	32,711	58%	1-Month LIBOR plus 9.25%	6/29/2021	Two-Year First Extension and One-Year Second Extension	Entertainment and Retail
CRE 4	September 2019	Interest-Only First Mortgage	40,000	39,950	63%	1-Month LIBOR plus 3.02%	8/6/2021	Two One-Year Extensions	Retail
CRE 5	December 2019	Interest-Only First Mortgage	24,535	24,259	62%	1-Month LIBOR plus 3.75%	11/6/2021	Three One-Year Extensions	Hotel
CRE 6	December 2019	Interest-Only First Mortgage	13,207	13,058	62%	1-Month LIBOR plus 3.75%	11/6/2021	Three One-Year Extensions	Hotel
CRE 7	December 2019	Interest-Only First Mortgage	7,259	7,177	62%	1-Month LIBOR plus 3.75%	11/6/2021	Three One-Year Extensions	Hotel
CRE 8	December 2019	Interest-Only First Mortgage	4,454	4,450	79%	1-Month LIBOR plus 4.85%	12/6/2022	None	Assisted Living
			$256,392	$198,542

Commercial Loan Trust

    In March 2018, the Company formed the Revolving Small Balance Commercial Trust 2018-1 ("RSBC Trust") to acquire commercial real estate mortgage loans. The Company determined that the wholly-owned RSBC Trust was a VIE and that the Company was the primary beneficiary because it was involved in the design of the trust and holds significant decision making powers. In addition, the Company has the obligation to absorb losses to the extent of its ownership interest and the right to receive benefits from the trust that could potentially be significant to the trust. As of June 30, 2021, the Company financed the trust certificate with $30.9 million of repurchase agreements, which is a liability held outside the trust.

    The following table presents the commercial real estate loans held by RSBC Trust as of June 30, 2021 (dollars in thousands):

Loan	Acquisition Date	Loan Type	Principal Balance	Fair Value	LTV	Interest Rate	Maturity Date	Extension Option	Collateral
SBC 1	July 2018	Interest-Only First Mortgage	$45,188	$45,188	74%	1-Month LIBOR plus 4.25% (1)	8/1/2021	One-Year Extension	Nursing Facilities
SBC 2	January 2019	Interest-Only First Mortgage	9,200	9,200	84%	1-Month LIBOR plus 4.00% (2)	12/1/2021	One-Year Extension	Apartment Complex
SBC 3	January 2019	Interest-Only First Mortgage	14,362	14,273	49%	1-Month LIBOR plus 4.10%	7/1/2021	None	Nursing Facilities
			$68,750	$68,661
(1) Subject to LIBOR floor of 1.25%.
(2) Subject to LIBOR floor of 2%.

Consolidated Securitized Commercial Loan Trusts and Commercial Loan Trust

The Company assesses modifications to VIEs on an ongoing basis to determine if a significant reconsideration event has occurred that would change the Company’s initial consolidation assessment.  The three consolidated trusts, RETL 2019 Trust, CSMC USA and RSBC Trust, collectively hold five commercial loans as of June 30, 2021.

The following table presents a summary of the assets and liabilities of the three consolidated trusts included in the Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020 (dollars in thousands):

	June 30, 2021	December 31, 2020
Restricted cash	$22,975	$76,132
Securitized commercial loans, at fair value	1,595,077	1,605,335
Commercial Loans, at fair value	68,661	68,466
Interest receivable	5,812	6,248
Total assets	$1,692,525	$1,756,181
Securitized debt, at fair value	$1,540,652	$1,553,722
Interest payable	5,249	5,660
Accounts payable and accrued expenses	11	12
Other liabilities	22,975	76,132
Total liabilities	$1,568,887	$1,635,526

The Company’s risk with respect to its investment in each securitized commercial loan trust is limited to its direct ownership in the trust. The commercial loans held by the consolidated securitized commercial loan trusts are held solely to satisfy the liabilities of the trust, and creditors of the trust have no recourse to the general credit of the Company. The assets of a consolidated securitized commercial loan trust can only be used to satisfy the obligations of that trust. The Company is not contractually required and has not provided any additional financial support to the securitized commercial loan trusts for the three and six months ended June 30, 2021 and June 30, 2020.

The following table presents the components of the carrying value of the securitized commercial loans and commercial loans as of June 30, 2021 and December 31, 2020 (dollars in thousands):

	RETL Trust Securitized Commercial Loan, at Fair Value		CSMC USA Trust Securitized Commercial Loan, at Fair Value		RSBC Trust Commercial Loans, at Fair Value		Commercial Loans, at Fair Value
	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Principal balance	$214,545	$354,202	$1,385,591	$1,385,591	$68,750	$68,750	$256,392	$256,694
Unamortized premium	58	180	—	—	—	—	—	—
Unamortized discount	—	—	(123,171)	(135,653)	(16)	(94)	(13)	(53)
Amortized cost	214,603	354,382	1,262,420	1,249,938	68,734	68,656	256,379	256,641
Gross unrealized gains	—	—	120,773	16,013	16	—	—	1
Gross unrealized losses	(2,719)	(14,998)	—	—	(89)	(190)	(57,837)	(14,585)
Fair value	$211,884	$339,384	$1,383,193	$1,265,951	$68,661	$68,466	$198,542	$242,057

Non-Performing Commercial Loans

The following table presents the aging of the Commercial Loans as of June 30, 2021 (dollars in thousands):

	Commercial Loans
	No of Loans	Principal	Fair Value
Current	9	$205,142	$204,492
1-30 days	—	—	—
31-60 days	1	90,000	32,711
61-90 days	—	—	—
90+ days	1	30,000	30,000
Total	11	$325,142	$267,203

The impact of COVID-19 pandemic has adversely impacted a broad range of industries in which the commercial loan borrowers operate and could impair their ability to fulfill their financial obligations to the Company, most significantly hospitality and retail assets. The low average original LTV of the Company's commercial loan portfolio of 65.1% reflects significant equity value that the sponsors are motivated to protect. All but the two loans discussed below remain current.

CRE 1 Loan

As of June 30, 2021, the CRE 1 loan was non-performing. In October 2020, the Company commenced foreclosure proceedings. However, on February 24, 2021, the borrower filed for bankruptcy protection halting the foreclosure process. While the borrower has been seeking to sell the property backing the loan, no sales agreement has been executed, and there are still uncertainties surrounding the pace and ultimate execution of the property sale. However, the Company believes there is a reasonable likelihood that the outstanding principal balance of $30.0 million will be recovered, although there is no assurance of full recovery.

CRE 3 Loan

As of June 30, 2021, the CRE 3 junior mezzanine loan had an outstanding principal balance of $90 million secured by a class A retail and entertainment complex located in the North East U.S. (the “Property”) was in default. The Property, which was originally scheduled to open in March 2020, was severely impacted by COVID-19 related shutdowns and restrictions and continues to face the challenging conditions impacting large portions of the retail sector. The Company was receiving interest payments on this loan from a reserve that was exhausted in May 2021 and the loan became non-performing.

Additionally, on May 10, 2021, the administrative agent for the senior mortgage loan on the Property (the “Administrative Agent”) notified us, as administrative agent for the junior mezzanine loan, of the Administrative Agent’s intent to accept an assignment in lieu of foreclosure with respect to the Property if the junior mezzanine lenders did not elect to purchase the senior mortgage loan within 30 days pursuant to the terms set forth in an intercreditor agreement among the

Administrative Agent, the Company and the senior mezzanine lender. The senior mezzanine lender was provided with a similar notice on May 10, 2021. Since the original notice provided by the Administrative Agent on May 10, 2021, the Administrative Agent has extended the deadline for the junior mezzanine lenders and the senior mezzanine lender to exercise their purchase right with respect to the senior mortgage loan a total of three times, with the most recent extension expiring on July 14, 2021. The notice expired on July 14, 2021, and neither the junior mezzanine lenders nor the senior mezzanine lender has offered to purchase the senior mortgage loan.

The fair value of the loan has significantly declined to reflect the new facts and circumstances that unfolded in the second quarter. The Company is currently in discussions with the borrower and certain other lenders regarding alternatives to address the situation which might include modifications of loan terms, deferral of payments and the funding of new advances. There can be no assurance that these discussions will result in an outcome in which the Company would be repaid any amount of the loan and the Company may suffer further declines in fair value with respect to the mezzanine investment. For example, if the assignment in lieu of foreclosure were to move forward, or under other potential scenarios, such as a traditional foreclosure process initiated by one of the senior lenders, the Company may experience a total loss of its investment, which at current levels would result in a $32.7 million reduction in the Company’s book value.

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

The market disruptions surrounding COVID-19 resulted in the decline of the Company's asset values making it challenging to obtain repurchase agreement financing with favorable terms or at all. The Company's repurchase agreement counterparties have increased borrowing rates and increased haircuts. In order to manage the severe market conditions and the resulting large margin demands from lenders and pressure on the Company’s liquidity, the Company entered into three longer term financing arrangements to reduce its exposure to short-term financings with daily mark to market exposure. Below is a summary of each of these financing arrangements.

Residential Whole Loan Facility

On April 21, 2020, the Company entered into amendments with respect to certain of its loan warehouse facilities. These amendments mainly served to convert an existing residential whole loan facility into a term facility by removing any mark to market margin requirements, and to consolidate the Company’s Non-Qualified Mortgage loans, which were previously financed by three separate, unaffiliated counterparties, into a single facility. The target advance rate under the amended and restated facility was approximately 84% of the aggregate unpaid principal balance of the loans. The facility had an orignal maturity of October 20, 2021. All principal payments and income generated by the loans during the term of the facility were used to pay principal and interest on the facility. Upon the securitization or sale by the Company of any whole loan subject to this amended and restated facility, the counterparty was entitled to receive a recapture premium fee of 30% of all realized value on any whole loans above such counterparty’s amortized basis as well as an exit fee of 0.50% of the loan amount in circumstances where the counterparty was not involved in the disposition of the loans. The financing cost of this facility was reflective of the challenging market conditions, at such time, when we entered into the agreement.

On June 29, 2020, the Company securitized approximately $355.8 million of the Residential Whole Loans and paid down the facility by approximately $339.4 million (see "—Securitized Debt" below for additional details). As part of the financing arrangements noted above, the Company agreed to pay the lender a fee of 30% of all realized value on the Residential Whole Loans above the counterparty's amortized basis upon securitization or sale. As a result of refinancing the Residential

Whole Loans through a securitization, the Company accrued a premium recapture fee of approximately $20.5 million, which was payable at the maturity of the facility, and was recorded in "Financing fees" in the Consolidated Statements of Operations.

On October 6, 2020, the Company entered into an amendment with respect to this residential loan warehouse facility. The amendment served to convert the existing residential loan facility to a limited mark to market margin facility that bears an interest rate of LIBOR plus 2.75%, with a LIBOR floor of 0.25%. The target advance rate under the amended facility is 85% and the facility matures on October 5, 2021. In connection with the amendment to the facility, the Company paid $12.0 million of the premium recapture fee. The balance of $8.5 million is payable at October 5, 2021 when the amended facility matures. The premium recapture fee was eliminated for new and remaining investments financed under the amended facility. As of June 30, 2021 approximately $63.4 million in Non-QM loans remained in the facility with a borrowing amount of $32.6 million.

Non-Agency CMBS and Non-Agency RMBS Facility

On May 4, 2020, the Company supplemented one of its existing securities repurchase facilities to consolidate most of its CMBS and RMBS assets, which were financed by multiple counterparties, into a single term facility with limited mark to market margin requirements. Pursuant to the agreement, a margin deficit will not occur until such time as the loan to value ratio surpasses a certain threshold (the “LTV Trigger”), on a weighted average basis per asset type, calculated on a portfolio level. If this threshold was reached, the Company may elect to provide cash margin or sell certain assets to the extent necessary to lower the ratio. The term of this facility was 12 months, subject to a 12 month extensions at the counterparty’s option. All interest income generated by the assets during the term of the facility was paid to the Company no less often than monthly. Interest on the facility was due from the Company at a rate of three-month LIBOR plus 5.00% payable quarterly in arrears. Half of all principal repayments on the underlying assets was applied to repay the obligations owed to the counterparty, with the remainder paid to the Company, unless the LTV Trigger has occurred, in which case all principal payments will be applied to repay the obligations.

On May 5, 2021, the Company amended its Non-Agency CMBS and Non-Agency RMBS financing facility to, among other things, extend the facility for an additional 12 months and reduce the interest rate. The amended facility has improved advance rates and bears interest at a rate of three-month LIBOR plus 2.00%. As of June 30, 2021, the outstanding balance under this facility was $117.5 million.

Commercial Whole Loan Facility

As of June 30, 2021, the Company had approximately $115.3 million in borrowings, with a weighted average interest rate of 2.05% under its commercial whole loan facility. The borrowing is secured by loans with an estimated fair market value of $165.8 million as of June 30, 2021. The facility was subject to automatic monthly rolling until such time that it is terminated pursuant to the terms of the agreement by either the borrower or lender or until certain conditions of default.
On May 5, 2021, the Company amended its Commercial Whole Loan Facility to, among other things, convert the term to a 12-month facility with up to a 12-month extension option, subject to the lender's consent.

Certain of the financing arrangements provide the counterparty with the right to terminate the agreement if the Company does not maintain certain equity, liquidity and leverage metrics. The Company was in compliance with the terms of such financial tests as of June 30, 2021.

As of June 30, 2021, the Company had borrowings under five of its master repurchase agreements. The following table summarizes certain characteristics of the Company’s repurchase agreements at June 30, 2021 and December 31, 2020 (dollars in thousands):

	June 30, 2021			December 31, 2020
Securities Pledged	Repurchase Agreement Borrowings	Weighted Average Interest Rate on Borrowings Outstanding at end of period	Weighted Average Remaining Maturity (days)	Repurchase Agreement Borrowings	Weighted Average Interest Rate on Borrowings Outstanding at end of period	Weighted Average Remaining Maturity (days)
Short-Term Borrowings:
Agency RMBS	$1,156	1.04%	60	$1,418	1.34%	59
Non-Agency CMBS	10,313	1.75%	12	10,313	2.25%	14
Residential Whole Loans (1)	28,512	2.90%	8	29,800	3.71%	15
Residential Bridge Loans (1)	6,801	2.68%	37	11,254	2.73%	36
Commercial Loans (1)	30,938	3.22%	78	34,375	3.32%	75
Membership Interest	20,022	2.85%	34	18,844	2.90%	29
Other Securities	2,378	3.74%	19	2,594	4.51%	19
Subtotal	100,120	2.85%	38	108,598	3.19%	39
Long-Term Borrowings:
Non-Agency CMBS (2)	74,312	2.18%	253	66,767	5.23%	126
Non-Agency RMBS	15,632	2.18%	309	14,643	5.23%	126
Residential Whole Loans (1) (3)	32,610	3.00%	97	30,224	3.00%	278
Commercial Loans (3)	115,302	2.05%	119	124,937	2.17%	287
Other Securities	27,506	2.17%	309	13,677	5.24%	126
Subtotal	265,362	2.22%	184	250,248	3.74%	225
Repurchase Agreements Borrowings	$365,482	2.39%	144	$358,846	3.57%	169
Less Unamortized Debt Issuance Costs	647	N/A	N/A	1,923	N/A	N/A
Repurchase Agreements Borrowings, net	$364,835	2.39%	144	$356,923	3.57%	169

(1)Repurchase agreement borrowings on loans owned are through trust certificates.  The trust certificates are eliminated upon consolidation.
(2)Includes repurchase agreement borrowings on securities eliminated upon VIE consolidation.
(3)Certain Residential Whole Loans and Commercial Loans were financed under two longer term repurchase agreements. The Residential Whole facility has an 18-month term and the Commercial Loan facility has a 12-month term with up to a 12-month extension option, subject to the lender's consent. The weighted average remaining maturity days was calculated using expected weighted life of the underlying collateral.

At June 30, 2021 and December 31, 2020, repurchase agreements collateralized by investments had the following remaining maturities:

(dollars in thousands)	June 30, 2021	December 31, 2020
1 to 29 days	$64,057	$59,856
30 to 59 days	59,454	13,421
60 to 89 days	31,683	35,321
Greater than or equal to 90 days	210,288	250,248
Total	$365,482	$358,846

At June 30, 2021, the following table reflects amounts of collateral at risk under its repurchase agreements greater than 10% of the Company's equity with any counterparty (dollars in thousands):

	June 30, 2021
Counterparty	Amount of Collateral at Risk, at fair value	Weighted Average Remaining Maturity (days)	Percentage of Stockholders’ Equity
Credit Suisse AG, Cayman Islands Branch	$99,184	91	45.9%
Citigroup Global Markets Inc.	87,017	273	40.3%
Nomura Securities International, Inc.	39,825	69	18.4%

Collateral for Borrowings under Repurchase Agreements

The following table summarizes the Company’s collateral positions, with respect to its borrowings under repurchase agreements at June 30, 2021 and December 31, 2020 (dollars in thousands):

	June 30, 2021			December 31, 2020
	Assets Pledged	Accrued Interest	Assets Pledged and Accrued Interest	Assets Pledged	Accrued Interest	Assets Pledged and Accrued Interest
Assets pledged for borrowings under repurchase agreements:
Agency RMBS, at fair value	$1,501	$35	$1,536	$1,708	$49	$1,757
Non-Agency CMBS, at fair value(1)	146,325	590	146,915	152,275	649	152,924
Non-Agency RMBS, at fair value	26,122	199	26,321	25,382	160	25,542
Residential Whole Loans, at fair value(2)	93,038	565	93,603	97,566	543	98,109
Residential Bridge Loans(2)	8,205	101	8,306	12,960	180	13,140
Commercial Loans, at fair value(2)	234,492	1,199	235,691	310,523	1,850	312,373
Membership interest(3)	34,578	n/a	34,578	33,690	—	33,690
Other securities, at fair value	51,433	64	51,497	48,754	44	48,798
Cash(4)	1,528	—	1,528	1,817	—	1,817
Total	$597,222	$2,753	$599,975	$684,675	$3,475	$688,150

(1)Includes securities eliminated upon VIE consolidation.
(2)Loans owned through trust certificates are pledged as collateral. The trust certificates are eliminated upon consolidation.
(3)The pledged amount relates to the Company's non-controlling membership interest in its wholly-owned subsidiary WMC RETL LLC, which was financed under a repurchase agreement. The membership interest is eliminated in consolidation.
(4)Cash posted as collateral is included in "Due from counterparties" in the Company’s Consolidated Balance Sheets.

A reduction in the value of pledged assets typically results in the repurchase agreement counterparties initiating a margin call. At June 30, 2021 and December 31, 2020, investments held by counterparties as security for repurchase agreements totaled approximately $595.7 million and $682.9 million, respectively. Cash collateral held by counterparties at June 30, 2021 and December 31, 2020 was approximately $1.5 million and $1.8 million, respectively.  Cash posted by repurchase agreement counterparties at June 30, 2021 and December 31, 2020, was approximately $420 thousand and $320 thousand, respectively.

Convertible Senior Unsecured Notes

    At June 30, 2021 and December 31, 2020, the Company had $168.3 million and $175.0 million aggregate principal amount, respectively, of 6.75% convertible senior unsecured notes (the "2022 Notes") outstanding through three issuances. Interest on the 2022 Notes is paid semiannually. The 2022 Notes are convertible into, at the Company's election, cash, shares of the Company's common stock or a combination of both, subject to the satisfaction of certain conditions and during specified periods. The conversion rate is subject to adjustment upon the occurrence of certain specified events and the holders may require the Company to repurchase all or any portion of their notes for cash equal to 100% of the principal amount of the 2022 Notes, plus accrued and unpaid interest, if the Company undergoes a fundamental change as specified in the agreement. The initial conversion rate was 83.1947 shares of common stock per $1,000 principal amount of notes and represented a conversion price of $12.02 per share of common stock. The 2022 Notes mature on October 1, 2022, unless earlier converted, redeemed or repurchased by the holders pursuant to their terms, and are not redeemable by us except during the final three months prior to maturity.

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

Securitized Debt

Commercial Mortgage-Backed Notes
RETL 2019 Trust

The following table summarizes RETL 2019 Trust's commercial mortgage pass-through certificates at June 30, 2021 (dollars in thousands):

Classes	Principal Balance	Coupon	Fair Value	Contractual Maturity
Class C	$169,245	2.2%	$168,816	3/15/2022
Class X-EXT(1)	N/A	1.2%	17	3/15/2022
	$169,245		$168,833

(1) Class X-EXT is an interest-only class with a notional balance of $169.2 million as of June 30, 2021.

At June 30, 2021, the Company owned the entire class of HRR certificates with an outstanding principal balance of $45.3 million, which is eliminated in consolidation and the remaining RETL debt with a fair value of $168.8 million is recorded in "Securitized debt, net" in the Consolidated Balance Sheets. Of the outstanding principal balance of the Securitized debt of $169.2 million, excluding the interest-only debt securities, $24.6 million is owned by related parties and $144.7 million is owned by third parties. The securitized debt of the RETL 2019 Trust can only be settled with the commercial loan with an outstanding principal balance of approximately $214.5 million at June 30, 2021, that serves as collateral for the securitized debt and is non-recourse to the Company. The Company has chosen to make the fair value election pursuant to ASC 825 for the debt and accordingly the periodic change in fair value are recorded in current period earnings in the Consolidated Statements of Operations as a component of "Unrealized gain (loss), net."

CSMC 2014 USA

The following table summarizes CSMC 2014 USA's commercial mortgage pass-through certificates at June 30, 2021 (dollars in thousands):

Classes	Principal Balance	Coupon	Fair Value	Contractual Maturity
Class A-1	$120,391	3.3%	$127,207	9/11/2025
Class A-2	531,700	4.0%	573,062	9/11/2025
Class B	136,400	4.2%	141,766	9/11/2025
Class C	94,500	4.3%	93,844	9/11/2025
Class D	153,950	4.4%	142,388	9/11/2025
Class E	180,150	4.4%	161,368	9/11/2025
Class F	153,600	4.4%	117,265	9/11/2025
Class X-1(1)	N/A	0.5%	12,347	9/11/2025
Class X-2(1)	N/A	—%	2,572	9/11/2025
	$1,370,691		$1,371,819

(1) Class X-1 and X-2 are interest-only classes with notional balances of $652.1 million and $733.5 million as of June 30, 2021, respectively.

At June 30, 2021, the Company owned a portion of the class F certificates with an outstanding principal balance of $14.9 million, which is eliminated in consolidation. The remaining CSMC USA debt for which the Company elected the fair value option had a fair value of $1.4 billion at June 30, 2021, and is recorded in "Securitized debt, net" in the Consolidated Balance Sheets. Of the remaining outstanding principal balance of $1.4 billion, $205.6 million is owned by related parties and $1.2 billion is owned by third parties. The securitized debt of the CSMC USA can only be settled with the commercial loan with an outstanding principal balance of approximately $1.4 billion at June 30, 2021, that serves as collateral for the securitized debt and is non-recourse to the Company. The Company has chosen to make the fair value election pursuant to ASC 825 for the debt and accordingly the periodic change in fair value are recorded in current period earnings in the Consolidated Statements of Operations as a component of "Unrealized gain (loss), net."

Residential Mortgage-Backed Notes

Arroyo Trust 2019

In May 2019, the Company completed a residential mortgage-backed securitization comprised of $945.5 million of Non-QM Residential Whole Loans, issuing $919.0 million of mortgage-backed notes. The Company did not elect the fair value option for these notes and accordingly they are recorded at their principal balance less unamortized deferred financing cost and classified in "Securitized debt, net" in the Consolidated Balance Sheets. The following table summarizes the issued Arroyo Trust 2019's residential mortgage pass-through certificates at June 30, 2021 (dollars in thousands):

Classes	Principal Balance	Coupon	Carrying Value	Contractual Maturity
Offered Notes:
Class A-1	$378,754	3.3%	$378,751	4/25/2049
Class A-2	20,303	3.5%	20,302	4/25/2049
Class A-3	32,165	3.8%	32,164	4/25/2049
Class M-1	25,055	4.8%	25,055	4/25/2049
Subtotal	$456,277		$456,272
Less: Unamortized Deferred Financing Costs	N/A		3,953
Total	$456,277		$452,319

The Company retained the non-offered securities in the securitization, which include the class B, Class A-IO-S and Class XS certificates. These non-offered securities were eliminated in consolidation. The securitized debt of the Arroyo Trust 2019 can only be settled with the residential loans that serve as collateral for the securitized debt and is non-recourse to the Company. At June 30, 2021, Residential Whole Loans, with an outstanding principal balance of approximately $463.0 million, serve as collateral for the Arroyo Trust 2019's securitized debt. The Company may redeem the offered notes on or after the earlier of (i) the three-year anniversary of the closing date or ii) the date on which the aggregate collateral balance is 20% of the original principal balance. The notes are redeemable at their face value plus accrued interest.

Arroyo Trust 2020

In June 2020, the Company completed a residential mortgage-backed securitization comprised of $355.8 million of Non-QM Residential Whole Loans, issuing $341.7 million of mortgage-backed notes. The Company did not elect the fair value option for these notes and accordingly they are recorded at their principal balance less unamortized deferred financing cost and classified in "Securitized debt, net" in the Consolidated Balance Sheets. The following table summarizes the issued Arroyo Trust 2020's residential mortgage pass-through certificates at June 30, 2021 (dollars in thousands):

Classes	Principal Balance	Coupon	Carrying Value	Contractual Maturity
Offered Notes:
Class A-1A	$168,015	1.7%	$168,010	3/25/2055
Class A-1B	19,937	2.1%	19,937	3/25/2055
Class A-2	13,518	2.9%	13,517	3/25/2055
Class A-3	17,963	3.3%	17,963	3/25/2055
Class M-1	11,739	4.3%	11,739	3/25/2055
Subtotal	$231,172		$231,166
Less: Unamortized Deferred Financing Costs	N/A		2,277
Total	$231,172		$228,889

The Company retained the non-offered securities in the securitization, which include the Class B, Class A-IO-S and Class XS certificates. These non-offered securities were eliminated in consolidation. The securitized debt of the Arroyo Trust 2020 can only be settled with the residential loans that serve as collateral for the securitized debt and is non-recourse to the Company. At June 30, 2021, Residential Whole Loans, with an outstanding principal balance of approximately $239.4 million serve as collateral for the Arroyo Trust 2020's securitized debt. The Company may redeem the offered notes on or after the earlier of (i) the three-year anniversary of the closing date or (ii) the date on which the aggregate collateral balance is equal to or less than 30% of the original principal balance. The notes are redeemable at their face value plus accrued interest.

Note 8 — Derivative Instruments

The Company’s derivatives may include interest rate swaps, swaptions, options, futures contracts, TBAs, Agency and Non-Agency Interest-Only Strips that are classified as derivatives, credit default swaps and total return swaps.

The following table summarizes the Company’s derivative instruments at June 30, 2021 and December 31, 2020 (dollars in thousands):

			June 30, 2021		December 31, 2020
Derivative Instrument	Accounting Designation	Consolidated Balance Sheets Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate swaps, asset	Non-Hedge	Derivative assets, at fair value	$56,500	$46	$—	$—
Credit default swaps, asset	Non-Hedge	Derivative assets, at fair value	2,030	74	2,030	161
Total derivative instruments, assets				120		161

Credit default swaps, liability	Non-Hedge	Derivative liability, at fair value	4,140	(573)	4,140	(656)
Total derivative instruments, liabilities				(573)		(656)
Total derivative instruments, net				$(453)		$(495)

The following table summarizes the effects of the Company’s derivative positions, including Interest-Only Strips characterized as derivatives and TBAs, which are reported in "Gain (loss) on derivative instruments, net" in the Consolidated Statements of Operations for the three and six months ended June 30, 2021 and June 30, 2020 (dollars in thousands):

	Realized Gain (Loss), net
Description	Other Settlements / Expirations	Variation Margin Settlement	Return (Recovery) of Basis	Mark-to-Market	Contractual interest income (expense), net(1)	Total
Three months ended June 30, 2021
Interest rate swaps	$—	$35	$—	$46	$76	$157
Interest-Only Strips— accounted for as derivatives	—	—	(79)	(34)	102	(11)
Credit default swaps	16	—	—	13	—	29
Total	$16	$35	$(79)	$25	$178	$175

Three months ended June 30, 2020
Interest rate swaptions	$80	$—	$—	$(181)	$—	$(101)
Interest-Only Strips— accounted for as derivatives	(940)	—	(271)	256	340	(615)
Credit default swap	(8,401)	—	—	974	—	(7,427)
TBAs	(3,924)	—	—	3,924	—	—
Total	$(13,185)	$—	$(271)	$4,973	$340	$(8,143)

	Realized Gain (Loss), net
Description	Other Settlements / Expirations	Variation Margin Settlement	Return (Recovery) of Basis	Mark-to-Market	Contractual interest income (expense), net(1)	Total
Six months ended June 30, 2021
Interest rate swaps	$—	$35	$—	$46	$76	$157
Interest-Only Strips— accounted for as derivatives	—	—	(173)	(34)	223	16
Credit default swaps	32	—	—	(4)	—	28
Total	$32	$35	$(173)	$8	$299	$201

Six months ended June 30, 2020
Interest rate swaps	$(262)	$(179,759)	$262	$(2,515)	$(1,395)	$(183,669)
Interest rate swaptions	80	—	—	—	—	80
Interest-Only Strips— accounted for as derivatives	(940)	—	(816)	(583)	976	(1,363)
Credit default swap	(9,716)	—	—	(1,664)	—	(11,380)
TBAs	(2,430)	—	—	928	—	(1,502)
Total	$(13,268)	$(179,759)	$(554)	$(3,834)	$(419)	$(197,834)

At June 30, 2021 and December 31, 2020, the Company had cash pledged as collateral for derivatives of approximately $1.9 million and $510 thousand, respectively, which is reported in "Due from counterparties" in the Consolidated Balance Sheets.

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

Interest Rate Swaps

From time to time, the Company may enter into interest rate swaps. In March 2020, the Company terminated fixed-pay interest rate swaps with a notional value of approximately $3.1 billion and variable-pay interest rate with a notional value of approximately $1.9 billion to reduce hedging costs and associated margin volatility. As of December 31, 2020, the Company did not have any interest rate swaps in its derivative holdings.

In the three months ended June 30, 2021, the Company entered into a variable pay interest rate swaps. The following table provides additional information on our variable pay interest rate swap as of June 30, 2021:

	June 30, 2021
Variable Pay Interest Rate Swap Remaining Term	Notional Amount	Average Variable Pay Rate	Average Fixed Receive Rate	Average Maturity (Years)
Greater than 3 years and less than 5 years	$56,500	0.2%	1.0%	4.8
Total	$56,500	0.2%	1.0%	4.8

Interest Rate Swaptions

From time to time, the Company may enter into interest rate swaptions. As of June 30, 2021 and December 31, 2020, the Company did not have any interest rate swaptions in its derivative holdings.

Futures Contracts

From time to time, the Company may enter into Eurodollar, Volatility Index, and U.S. Treasury futures. As of June 30, 2021 and December 31, 2020, the Company had no open futures contracts.

To-Be-Announced Securities

    From time to time, the Company may purchase or sell TBAs. There were no open TBA positions as of June 30, 2021 and December 31, 2020.

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

Note 9 — Offsetting Assets and Liabilities

The following tables present information about certain assets and liabilities that are subject to master netting agreements (or similar agreements) and can potentially be offset in the Company’s Consolidated Balance Sheets at June 30, 2021 and December 31, 2020 (dollars in thousands):

	June 30, 2021
	Gross Amounts	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
Description				Financial Instruments(1)	Cash Collateral (1)
Derivative Assets
Agency and Non-Agency Interest-Only Strips, accounted for as derivatives included in MBS	$1,357	$—	$1,357	$(1,357)	$—	$—
Derivative asset, at fair value	120	—	120	(74)	—	46
Total assets	$1,477	$—	$1,477	$(1,431)	$—	$46

Derivative Liabilities and Repurchase Agreements
Derivative liability, at fair value(2)	$573	$—	$573	$(74)	$(499)	$—
Repurchase Agreements(3)	364,835	—	364,835	(364,835)	—	—
Total liabilities	$365,408	$—	$365,408	$(364,909)	$(499)	$—

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
(2)Cash collateral pledged against the Company’s derivative counterparties was approximately $1.9 million as of June 30, 2021.
(3)The carrying value of investments pledged against the Company’s repurchase agreements was approximately $595.7 million as of June 30, 2021.

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
     For the three months ended June 30, 2021 and June 30, 2020, the Company incurred approximately $1.5 million and approximately $464 thousand in management fees, respectively. For the six months ended June 30, 2021 and June 30, 2020, the Company incurred approximately $3.0 million and approximately $1.5 million in management fees, respectively. The Manager waived the management fee for three months from March 2020 through May 2020 because of the unprecedented market disruption and dislocation across fixed income markets surrounding the uncertainty related to the COVID-19 pandemic. Future waivers, if any, will be at the Manager's discretion.
In addition to the management fee, the Company is also responsible for reimbursing the Manager for certain expenses paid by the Manager on behalf of the Company as defined in the Management Agreement.  For the three months ended June 30, 2021 and June 30, 2020, the Company recorded expenses included in general and administrative expenses totaling approximately $1.1 million and approximately $999 thousand, respectively, related to reimbursable employee costs. For the six months ended June 30, 2021 and June 30, 2020, the Company recorded expenses included in general and administrative expenses totaling approximately $1.3 million and approximately $1.2 million, respectively, related to reimbursable employee costs. Any such expenses incurred by the Manager and reimbursed by the Company, including the employee compensation expense, are typically included in the Company’s general and administrative expenses in the Consolidated Statements of Operations.  At June 30, 2021 and December 31, 2020, approximately $1.5 million and approximately $3.0 million, respectively, for management fees incurred but not yet paid was included in "Payable to affiliate" in the Consolidated Balance Sheets.  In addition, at June 30, 2021 and December 31, 2020, approximately $83 thousand and approximately $148 thousand, respectively, of reimbursable costs incurred but not yet paid was included in "Payable to affiliate" in the Consolidated Balance Sheets.

Note 11 — Share-Based Payments

In conjunction with the Company’s IPO and concurrent private placement, the Company’s Board of Directors approved the Western Asset Mortgage Capital Corporation Equity Plan (the “Equity Plan”) and the Western Asset Manager Equity Plan (the “Manager Equity Plan” and collectively the “Equity Incentive Plans”). The Equity Incentive Plans include provisions for grants of restricted common stock and other equity-based awards to the Manager, its employees and employees of its affiliates and to the Company’s directors, officers and employees. The Company can issue up to 3.0% of the total number of issued and outstanding shares of its common stock (on a fully diluted basis) at the time of each award (other than any shares previously issued or subject to awards made pursuant to one of the Company’s Equity Incentive Plans) under these Equity Incentive Plans. Upon the completion of the Company's most recent secondary public offerings, the number of shares of common stock available under the Equity Incentive Plans increased to 1,804,258. Approximately 1,086,312 shares have been issued under the Equity Plans with 717,946 shares available for issuance, as of June 30, 2021.

On June 25, 2021, the Company granted a total of 81,160 shares (20,290 each) of restricted common stock under the Equity Plan to the Company’s four independent directors. These restricted shares will vest in full on June 25, 2022, the first anniversary of the grant date. Each of the independent directors has elected to defer the issuance of the shares granted under the Director Deferred Fee Plan.

On June 19, 2020, the Company granted a total of 127,275 shares (25,455 each) of restricted common stock under the Equity Plan to the Company’s five independent directors. Each of the independent directors has elected to defer the issuance of the shares granted under the Director Deferred Fee Plan. In May 2021, one of the independent directors retired. As a result, 25,455 shares of the unvested restricted stock were forfeited during the three and six months ended June 30, 2021. The remaining restricted shares in this grant vested in full on June 19, 2021, the first anniversary of the grant date.

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

During the six months ended June 30, 2021 and June 30, 2020, 137,820 and 67,480 restricted common shares vested, respectively, including shares whose issuance has been deferred under the Director Deferred Fee Plan. The Company recognized stock-based compensation expense of approximately $106 thousand and approximately $170 thousand for the three months ended June 30, 2021 and June 30, 2020, respectively. The Company recognized stock-based compensation expense of approximately $288 thousand and approximately $335 thousand for the six months ended June 30, 2021 and June 30, 2020, respectively. In addition, the Company had unamortized compensation expense of $540 thousand and $619 thousand for equity awards at June 30, 2021 and December 31, 2020, respectively.

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

The following is a summary of restricted common stock vesting dates as of June 30, 2021 and December 31, 2020, including shares whose issuance has been deferred under the Director Deferred Fee Plan:

	June 30, 2021	December 31, 2020
Vesting Date	Shares Vesting	Shares Vesting
March 2021	—	36,000
June 2021	—	130,365
March 2022	36,000	36,000
June 2022	81,160	—
	117,160	202,365

The following table presents information with respect to shares issued under the Company’s Equity Incentive Plans for the six months ended June 30, 2021 and June 30, 2020, respectively, including shares whose issuance has been deferred under the Director Deferred Fee Plan:

	June 30, 2021		June 30, 2020
	Shares Issued Under the Equity Incentive Plans	Weighted Average Grant Date Fair Value (1)	Shares Issued Under the Equity Incentive Plans	Weighted Average Grant Date Fair Value (1)
Outstanding at beginning of period	1,025,542	$14.10	894,289	$15.76
Granted (2)	86,225	3.25	888	10.67
Cancelled/forfeited	(25,455)	2.75	—	—
Outstanding at end of period	1,086,312	13.50	895,177	15.75
Unvested at end of period	117,160	$5.62	103,480	$10.29

(1)The grant date fair value of the awards is based on the closing market price of the Company’s common stock at the grant date.
(2)Includes 5,065 and 888 shares attributed to dividends on restricted stock under the Director Deferred Fee Plan for the six months ended June 30, 2021 June 30, 2020, respectively.

Note 12 — Stockholders’ Equity

At-The-Market Program
    In March 2017, the Company entered into an equity distribution agreement with JMP Securities LLC, which was amended on June 5, 2020, under which the Company may offer and sell up to $100.0 million shares of common stock in an At-The-Market equity offering. During the year ended December 31, 2020, the Company sold 6,034,741 shares under this amended agreement with an average price of $3.70 per share for a total net proceeds of $22.0 million. During the six months ended June 30, 2021, the Company did not sell any shares under the amended agreement.
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

The following table presents cash dividends declared and paid by the Company on its common stock:

Declaration Date	Record Date	Payment Date	Amount per Share	Tax Characterization
2021
June 22, 2021	July 2, 2021	July 26, 2021	$0.06	Not yet determined
March 23, 2021	April 2, 2021	April 26, 2021	$0.06	Not yet determined
2020
December 17, 2020	December 28, 2020	January 26, 2021	$0.06	Not yet determined(1)
September 22, 2020	October 2, 2020	October 26, 2020	$0.05	Return of capital
(1)The cash distributions made on January 26, 2021, with a record date of December 28, 2020, are treated as received by stockholders on January 26, 2021 and taxable in calendar year 2021. The tax characterization of these distributions will be determined in January 2022.

Note 13 — Net Income (loss) per Common Share

The table below presents basic and diluted net income (loss) per share of common stock using the two-class method for the three and six months ended June 30, 2021 and June 30, 2020 (dollars, other than shares and per share amounts, in thousands):

	For the three months ended June 30, 2021	For the three months ended June 30, 2020	For the six months ended June 30, 2021	For the six months ended June 30, 2020
Numerator:
Net income (loss) attributable to common stockholders and participating securities for basic and diluted earnings per share	$(40,163)	$(17,094)	$(32,210)	$(398,951)
Less:
Dividends and undistributed earnings allocated to participating securities	19	—	40	—
Net income (loss) allocable to common stockholders — basic and diluted	$(40,182)	$(17,094)	$(32,250)	$(398,951)

Denominator:
Weighted average common shares outstanding for basic earnings per share	60,776,701	54,688,338	60,759,596	54,045,482
Weighted average common shares outstanding for diluted earnings per share	60,776,701	54,688,338	60,759,596	54,045,482
Basic earnings (loss) per common share	$(0.66)	$(0.31)	$(0.53)	$(7.38)
Diluted earnings (loss) per common share	$(0.66)	$(0.31)	$(0.53)	$(7.38)

For the three and six months ended June 30, 2021 and June 30, 2020, the Company excluded the effects of the convertible senior unsecured notes from the computation of diluted earnings per share since the average market value per share of the Company’s common stock was below the exercise price of the convertible senior unsecured notes.

Note 14 — Income Taxes

As a REIT, the Company is not subject to federal income tax to the extent that it makes qualifying distributions to its stockholders and satisfies on a continuing basis, through actual investment and operating results, the REIT requirements including certain asset, income and stock ownership tests.

Based on the Company’s analysis of any potential uncertain income tax positions, the Company concluded that it does not have any uncertain tax positions that meet the recognition or measurement criteria as of June 30, 2021.  The Company files U.S. federal and state income tax returns.  As of June 30, 2021, U.S. federal tax returns filed by the Company for 2019, 2018 and 2017 and state tax returns filed for 2019, 2018, 2017, 2016 and 2015 are open for examination pursuant to relevant statutes of limitation. In the event that the Company incurs income tax related interest and penalties, the Company’s policy is to classify them as a component of its provision for income taxes.

Income Tax Provision

Subject to the limitation under the REIT asset test rules, the Company is permitted to own up to 100% of the stock of one or more taxable REIT subsidiaries ("TRS"). Currently, the Company owns one TRS that is taxable as a corporation and is subject to federal, state and local income tax on its net income at the applicable corporate rates. The TRS, which was formed in Delaware on July 28, 2014, is a limited liability company and a wholly-owned subsidiary of the Company. During the three months ended June 30, 2021 and June 30, 2020, the Company recorded a federal and state tax provision of $101 thousand and tax provision of $255 thousand, respectively, which is recorded in "Income tax provision (benefit)" in the Consolidated Statements of Operations. During the six months ended June 30, 2021 and June 30, 2020, the Company recorded a federal and state tax provision of $199 thousand and tax provision of $162 thousand, respectively.

Deferred Tax Asset

As of June 30, 2021 and December 31, 2020, the Company recorded a deferred tax asset of approximately $21.2 million and $21.0 million, respectively, relating to capital loss carryforward and temporary differences as a result of the timing of income recognition of certain investments held in the TRS. The capital loss carryforwards may only be recognized to the extent of capital gains. There is uncertainty as to the TRS ability to recognize capital gains in the future. As a result, the Company has concluded it is more likely than not the deferred tax asset will not be realized and has recorded a full valuation allowance of $21.2 million and $21.0 million as of June 30, 2021 and December 31, 2020, respectively.

In addition, the REIT generated net operating losses ("NOLs") during the six months ended June 30, 2021 related to ordinary losses on its MBS portfolio and it generated NOLs for the years ended December 31, 2020 and December 31, 2017, related to its interest rate swap terminations, and for its California return a portion of the NOLs is apportioned to the TRS. The Company recorded a deferred tax asset relating to the NOLs of $19.6 million and $19.3 million in the REIT and $2.1 million and $2.1 million in the TRS as of June 30, 2021 and December 31, 2020, respectively. The TRS can carryback the NOLs generated during the years ended December 31, 2020 and December 31, 2017 to each of the two preceding years to request a refund for taxes paid. As of June 30, 2021 and December 31, 2020, the Company has concluded it is more likely than not the deferred tax asset relating to the NOLs will not be realized, with the exception of the TRS carryback to 2015, and it has recorded a combined valuation allowance of $21.7 million and $21.4 million, respectively.

Effective Tax Rate

The Company's effective tax rate differs from its combined federal and state income tax rate primarily due to its valuation allowance and the deduction of dividends distributions to be paid under Code Section 857(a).

Note 15 — Contingencies

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. Management is not aware of any material contingencies at June 30, 2021.

Note 16 — Subsequent Events

On July 7, 2021, SBC 1 commercial loan collateralized by nursing facilities with a principal balance of $45.2 million and bearing interest at 1-month LIBOR plus 4.25% was paid in full. This loan had a maturity date of August 01, 2021.

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

    Our objective is to provide attractive risk adjusted returns to our stockholders primarily through an attractive dividend, which we intend to support with sustainable distributable earnings (which we previously referred to as core earnings), as well as the potential for higher returns through capital appreciation. Our investment strategy is based on our Manager's perspective of which mix of our target assets it believes provides us with the best risk-reward opportunities at any given time.  We also deploy leverage as part of our investment strategy to increase potential returns.

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

Our Target Assets

 Residential Whole Loans. — Residential Whole Loans are mortgages secured by single family residences held directly by us or through consolidated trusts with us holding the beneficial interest in the trusts. Our Residential Whole Loans are mainly adjustable rate mortgages that do not qualify for the Consumer Finance Protection Bureau’s (or CFPB) safe harbor provision for “qualified mortgages” ("Non-QM mortgages"). Our Manager’s review, relating to Non-QM mortgages, includes an analysis of the loan originator’s procedures and documentation for compliance with Ability to Repay requirements.  As discussed in Note 7 "Financing," we have and may continue to securitize whole loan interests, selling more senior interests in the pool of loans and retaining residual portions.  The characteristics of our Residential Whole Loans may vary going forward.

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

Our Investment Portfolio

    Our investment portfolio composition at June 30, 2021.

Our Financing Strategy

During 2020, the uncertainties created by the COVID-19 pandemic made it challenging to obtain financing arrangements on favorable terms, including our repurchase agreements, term financings, and securitizations. In the latter part of 2020 and continuing into 2021 terms for financing arrangements have improved significantly. We have primarily financed our investment acquisitions with repurchase agreements. We believe the amount of leverage we use is consistent with our intention of keeping total borrowings within a prudent range, as determined by our Manager, taking into account a variety of factors such as general economic, political and financial market conditions, the anticipated liquidity and price volatility of our assets, the availability and cost of financing the assets, the creditworthiness of financing counterparties and the health of the U.S. residential and commercial mortgage markets. In utilizing leverage, we seek to enhance equity returns while limiting our exposure to interest rate volatility and daily margin calls. We expect to continue to seek financing arrangements without daily margin requirements or with margin requirements which apply only after a significant reduction in the valuation of the assets financed, including but not limited to term financing, securitization and convertible senior unsecured notes, as the market permits. We expect to maintain a debt-to-equity ratio of two to four and a half times the amount of our stockholders’ equity, depending on our investment composition.

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

Our repurchase agreement counterparties generally require collateral in excess of the loan amount, or haircuts. As of June 30, 2021, the ranges of the haircuts on our investments were as follows:

Collateral	Minimum	Maximum (excluding IOs and IIOs)	Maximum (including IOs and IIOs)
Agency RMBS	25.0%	n/a	25.0%
Non-Agency RMBS	35.0%	35.0%	35.0%
Non-Agency CMBS	25.0%	40.0%	n/a
Other securities	35.0%	60.0%	n/a
Residential Whole Loans(1)	15.0%	80.0%	n/a
Commercial Loans(2)	22.0%	55.0%	n/a

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

2021 Activity

Investment Activity

We continually evaluate potential investments and our investment selection is based on supply and demand of our target assets, costs of financing, and the expected future interest rate volatility costs of hedging. During the six months ended June 30, 2021, we acquired a small portfolio of residential whole loans. We did not sell any investments.

The following table presents our investing activity for the six months ended June 30, 2021 (dollars in thousands):

	Balance at		Loan Modification/Capitalized Interest	Principal Payments and Basis Recovery	Proceeds from Sales	Transfers to REO	Realized Gain/(Loss)	Unrealized Gain/(loss)	Premium and discount amortization, net	Balance at
Investment Type	December 31, 2020	Purchases								June 30, 2021
Agency RMBS and Agency RMBS IOs	$1,708	$—	N/A	$(192)	$—	N/A	$—	$(15)	$—	$1,501
Non-Agency RMBS	25,381	—	N/A	(626)	—	N/A	—	1,469	(94)	26,130
Non-Agency CMBS	164,081	—	N/A	(1,805)	—	N/A	(5,929)	(13,274)	4,562	147,635
Other securities(1)	48,754	—	N/A	—	—	N/A	—	3,623	(944)	51,433
Total MBS and other securities	239,924	—	N/A	(2,623)	—	N/A	(5,929)	(8,197)	3,524	226,699
Residential Whole Loans	1,008,782	10,073	278	(228,543)	—	—	—	16,061	(5,148)	801,503
Residential Bridge Loans	13,916	—	—	(5,092)	—	(684)	(152)	464	(2)	8,450
Commercial Loans	310,523	—	—	(302)	—	—	—	(43,136)	118	267,203
Securitized commercial loans	1,605,335	—	—	(139,657)	—	—	—	117,039	12,360	1,595,077
Total Investments	$3,178,480	$10,073	$278	$(376,217)	$—	$(684)	$(6,081)	$82,231	$10,852	$2,898,932

(1) Other securities include $45.6 million of GSE CRTs and $5.8 million of ABS at June 30, 2021.

Portfolio Characteristics

Our Agency Portfolio

The following table summarizes our Agency portfolio by investment category as of June 30, 2021 (dollars in thousands):

	Principal Balance	Amortized Cost	Fair Value	Net Weighted Average Coupon
Agency RMBS IOs and IIOs (1)	N/A	$70	$144	1.4%
Agency RMBS IOs and IIOs accounted for as derivatives (1)	N/A	N/A	1,357	2.1%
Total Agency RMBS	—	70	1,501	2.0%
Total	$—	$70	$1,501	2.0%

(1)IOs and IIOs have no principal balances and bear interest based on a notional balance.  The notional balance is used solely to determine interest distributions on the interest-only class of securities.

Credit Sensitive Portfolio

Non-Agency RMBS

The following table presents the fair value and weighted average purchase price for each of our Non-agency RMBS categories, including IOs accounted for as derivatives, together with certain of their respective underlying loan collateral attributes and current performance metrics as of June 30, 2021 (fair value dollars in thousands):

		Weighted Average
Category	Fair Value	Purchase Price	Life (Years)	Original LTV	Original FICO	60+ Day Delinquent	CPR
Prime	$10,462	$73.83	5.5	58.7%	769	4.0%	40.0%
Alt-A	15,668	49.78	11.9	80.6%	665	20.8%	10.8%
Total	$26,130	$59.41	9.3	71.8%	706	14.1%	22.5%

Non-Agency CMBS

The following table presents certain characteristics of our Non-Agency CMBS portfolio as of June 30, 2021 (dollars in thousands):

		Principal		Weighted Average
Type	Vintage	Balance	Fair Value	Life (Years)	Original LTV
Conduit:
	2006-2009	$3,365	$2,262	2.0	73.6%
	2010-2020	94,107	37,882	5.2	63.4%
		97,472	40,144	5.0	64.0%
Single Asset:
	2010-2020	127,118	107,491	2.0	66.0%
Total		$224,590	$147,635	2.8	65.5%

Residential Whole Loans

The Residential Whole Loans have low LTV's and are comprised of 2,035 Non-QM adjustable rate mortgages and six investor fixed rate mortgages. The following table presents certain information about our Residential Whole Loans investment portfolio at June 30, 2021 (dollars in thousands):

			Weighted Average
Current Coupon Rate	Number of Loans	Principal Balance	Original LTV	Original FICO Score(1)	Expected Life (years)	Contractual Maturity (years)	Coupon Rate
2.01% – 3.00%	8	$5,192	66.5%	733	5.5	27.9	2.7%
3.01% – 4.00%	183	60,763	54.4%	719	3.7	22.8	3.6%
4.01% – 5.00%	914	303,841	62.2%	750	2.7	27.4	4.9%
5.01% – 6.00%	904	385,319	64.3%	739	2.8	27.3	5.4%
6.01% – 7.00%	30	10,467	68.5%	718	2.9	26.2	6.3%
7.01% - 8.00%	2	508	73.2%	753	4.4	27.1	7.1%
Total	2,041	$766,090	62.7%	742	2.8	27.0	5.0%

(1)The original FICO score is not available for 211 loans with a principal balance of approximately $65.5 million at June 30, 2021. We have excluded those loans from the weighted average computation.

Residential Bridge Loans

    Our Residential Bridge Loans are comprised of short-term fixed rate mortgages secured by non-owner occupied single and multi-family residences with low LTVs, generally up to 85%. The following table presents certain information about our Residential Bridge Loans investment portfolio at June 30, 2021 (dollars in thousands):

			Weighted Average
Current Coupon Rate	Number of Loans	Principal Balance	Original LTV	Contractual Maturity (months)(1)	Coupon Rate
7.01% – 9.00%	5	$4,469	70.5%	1.1	8.9%
9.01% – 11.00%	12	4,355	76.8%	0.0	10.2%
11.01% – 13.00%	2	495	69.7%	5.1	11.4%
Total	19	$9,319	73.4%	1.5	9.6%

(1) Non-performing loans that are past their maturity date are excluded from the calculation of the weighted average contractual maturity. The weighted average contractual maturity for these loans is zero.

Non-performing Residential Loans

The following table presents the aging of the Residential Whole Loans and Bridge Loans as of June 30, 2021 (dollars in thousands):

	Residential Whole Loans			Bridge Loans
	No of Loans	Principal	Fair Value	No of Loans	Principal	Fair Value (1)
Current(2)	1,999	$745,754	$781,345	2	$619	$601
1-30 days	13	6,347	6,650	1	105	77
31-60 days	3	1,214	1,246	—	—	—
61-90 days	4	1,892	1,783	—	—	—
90+ days	22	10,883	10,479	16	8,595	7,772
Total	2,041	$766,090	$801,503	19	$9,319	$8,450

(1) Includes $1.0 million loans carried at amortized cost.
(2) Includes loans in forbearance with unpaid principal balance of approximately $2.5 million.

Forbearance Programs
COVID-19 has materially disrupted business operations, resulting in significantly higher levels of unemployment or underemployment in certain sectors. As a result, some Residential Whole Loan borrowers have experienced financial hardship, making it difficult to meet their payment obligations to us, leading to requests for forbearance and higher levels of delinquency and potentially defaults. We maintain a strong relationship with our servicers and have utilized these relationships to manage the impacts of COVID-19 pandemic on our Non-QM loans, including the use of forbearance programs. As of June 30, 2021, we had 5 Non-QM loans in forbearance and 50 Non-QM loans in the repayment phase following forbearance. Under the forbearance agreement, the borrower can generally elect to defer the principal and interest payments for 3 to 5 months. At the end of the forbearance period, the borrower can either repay the deferred principal and interest in full or over the next 9 months or, capitalize the deferred principal and interest to the loan balance and calculate a new amortization payment. Loans in forbearance are treated as "Current" in the above table. These loans in forbearance are carried at fair value and had an unpaid principal balance of approximately $2.5 million, a fair value of $2.5 million, a weighted average original LTV of 59.0%, and represent approximately 0.3% of the total outstanding principal balance of our Residential Whole Loans.
Residential Whole Loans

As of June 30, 2021, there were 22 Non-QM loans carried at fair value in non-accrual status with an unpaid principal balance of approximately $10.9 million and a fair value of $10.5 million. These nonperforming loans represent approximately 1.4% of the total outstanding principal balance. No allowance or provision for credit losses was recorded as of and for the three and six months ended June 30, 2021 since the valuation adjustment, if any, would be reflected in the fair value of these loans. We stopped accruing interest income for these loans when they became contractually 90 days delinquent.

    As of June 30, 2021, there were 16 Residential Bridge Loans carried at fair value in non-accrual status with an unpaid principal balance of approximately $8.6 million and a fair value of $7.8 million. These nonperforming Residential Bridge Loans represent approximately 92.2% of the total outstanding principal balance. We reviewed the estimated fair value of the collateral to determine if an allowance and provision of credit loss was required for loans carried at amortized costs. Based upon our evaluation, no allowance and provision for credit losses was recorded for loans carried at amortized cost as of and for the three and six months ended June 30, 2021 since the fair value of the collateral balance less the cost to sell was in excess of the outstanding principal and interest balances. No allowance and provision for credit losses was recorded for loans carried at fair value as of and for the six months ended June 30, 2021 since valuation adjustments, if any, would be reflected in the fair value of these loans. We stopped accruing interest income for these loans when they became contractually 90 days delinquent.

    As of June 30, 2021, we had four real estate owned ("REO") properties with an aggregate carrying value of $1.7 million related to foreclosed Bridge Loans. The REO properties are held for sale and accordingly carried at the lower of cost or fair value less cost to sell. The REO properties are classified in "Other assets" in the Consolidated Balance Sheets.

Commercial Real Estate Investments

Securitized Commercial Loans

RETL 2018-RVP was refinanced with a new securitization RETL 2019-RVP ("RETL 2019 Trust") in March 2019. We acquired a $65.3 million variable interest in the trust certificates issued by RETL 2019 Trust, including $45.3 million which represents the 5% eligible risk retention certificate. Please refer to Note 6 - "Commercial Real Estate Investments" for details. The RETL 2019 Trust holds a commercial loan collateralized by first mortgages, deeds of trusts and interests in commercial real estate located throughout the United States and Puerto Rico. The outstanding principal balance on this commercial loan is $214.5 million as of June 30, 2021. The commercial loan served as collateral for the $214.5 million securitized debt issued by RETL 2019 Trust and the securitized debt is non-recourse to us. Refer to Note 7 - "Financings" for details on the associated securitized debt.

On August 1, 2020 we consolidated CSMC USA as a result of our ongoing reassessment of our CMBS VIE holdings for potential consolidation of the securitized trust. Our $14.9 million or 8.8% interest in the trust certificate of CSMC USA (F Class) was eliminated in the consolidation. Please refer to Note 6 - "Commercial Real Estate Investments" for details. The CSMC USA holds a commercial loan secured by a first mortgage lien on the borrowers’ fee and leasehold interests in a portion of a super-regional mall. The outstanding principal balance on this commercial loan is $1.4 billion as of June 30, 2021. The loan's stated maturity date is September 11, 2025 and bears a fixed interest rate of 4.38%. The commercial loan served as collateral for the $1.4 billion securitized debt issued by CMSC USA and the securitized debt is non-recourse to us. Refer to Note 7 - "Financings" for details on the associated securitized debt.

In December 2020, the commercial loan held by CSMC USA was amended to an interest only payment through maturity. As part of the modification, a Cash Management Forbearance Agreement was entered into by special servicer and the borrower that required both increased reporting requirements and monthly net cash remittance.

Non-Performing Commercial Loans

The impact of COVID-19 pandemic has adversely impacted a broad range of industries in which our commercial loan borrowers operate and could impair their ability to fulfill their financial obligations to us, most significantly retail and hospitality asset. Our portfolio’s low average original LTV of 65.1%. All but the two loans discussed below remain current.

As of June 30, 2021, the CRE 1 loan was non-performing. In October 2020, we commenced foreclosure proceedings. However, on February 24, 2021, the borrower filed for bankruptcy protection halting the foreclosure process. While the borrower has been seeking to sell the property backing the loan, no sales agreement has been executed, and there are still uncertainties surrounding the pace and ultimate execution of the property sale. However, we believe there is a reasonable likelihood that the outstanding principal balance of $30.0 million will be recovered, although there is no assurance of full recovery.

As of June 30, 2021, the CRE 3 junior mezzanine loan with an outstanding principal balance of $90 million secured by a retail facility was non-performing and past its maturity date of June 29, 2021. We were receiving interest payments on this loan from a reserve that was exhausted in May 2021. During the second quarter of 2021, the fair value of the loan declined significantly. We are currently in discussions with the borrower and certain other lenders regarding alternatives to address the situation which might include modifications of loan terms, deferral of payments and the funding of new advances. There can be no assurance that these discussions will result in an outcome in which the Company would be repaid any amount of the loan and the Company may suffer further declines in fair value with respect to the mezzanine investments.. Refer to Note 6 - "Commercial Loans" for details.

The following table presents the aging of the Commercial Loans as of June 30, 2021 (dollars in thousands):

	Commercial Loans
	No of Loans	Principal	Fair Value
Current	9	$205,142	$204,492
1-30 days	—	—	—
31-60 days	1	90,000	32,711
61-90 days	—	—	—
90+ days	1	30,000	30,000
Total	11	$325,142	$267,203

Geographic Concentration

The mortgages underlying our Non-Agency RMBS and Non-Agency CMBS are located in various states across the United States and other countries. The following table presents the five largest concentrations by location for the mortgages collateralizing our Non-Agency RMBS and Non-Agency CMBS as of June 30, 2021, based on fair value (dollars in thousands):

	Non-Agency RMBS			Non-Agency CMBS
	Concentration	Fair Value		Concentration	Fair Value
California	29.1%	$7,610	California	27.4%	$40,437
New York	9.0%	2,343	Nevada	13.2%	19,436
Florida	8.7%	2,284	Illinois	12.8%	18,930
Washington	4.0%	1,050	Bahamas	9.7%	14,288
Maryland	4.0%	1,037	Kansas	6.9%	10,182

The following table presents the various states across the United States in which the collateral securing our Residential Whole Loans and Residential Bridge Loans at June 30, 2021, based on principal balance, is located (dollars in thousands):

	Residential Whole Loans			Residential Bridge Loans
	State Concentration	Principal Balance		State Concentration	Principal Balance
California	64.4%	$493,266	California	41.9%	$3,909
New York	17.8%	136,417	New York	28.2%	2,632
Georgia	3.6%	27,346	Florida	12.1%	1,125
Florida	3.1%	23,784	Washington	8.5%	789
New Jersey	2.8%	21,381	New Jersey	3.6%	335
Other	8.3%	63,896	Other	5.7%	529
Total	100.0%	$766,090	Total	100.0%	$9,319

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

Initially, the aggregate borrowings under this facility with respect to its Residential Whole Loans was approximately $385.0 million and the market value of such loans was approximately $430.0 million. On June 29, 2020, we securitized approximately $355.8 million of the Residential Whole Loans and paid down the facility by approximately $339.4 million (see "—Securitized Debt" below for additional details). As noted above, as part of the financing arrangements we agreed to pay the lender a fee of 30% of all realized value on the Residential Whole Loans above the counterparty's amortized basis upon securitization or sale. As a result of refinancing the Residential Whole Loans through a securitization, we accrued a premium recapture fee of approximately $20.5 million, which was payable at the maturity of the facility, and was recorded in "Financing fees" in the Consolidated Statements of Operations. In October 2020, in connection with the amendment to the facility discussed below we paid $12.0 million of the premium recapture fee. The balance of $8.5 million is payable at October 5, 2021 when the amended facility matures.

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

Non-Agency CMBS and Non-Agency RMBS Facility

On May 4, 2020, we supplemented one of our existing securities repurchase facilities to consolidate most of our CMBS and RMBS assets, which were financed by multiple counterparties, into a single term facility with limited mark to market margin requirements. Pursuant to the agreement, a margin deficit will not occur until such time as the loan to value ratio surpasses a certain threshold (the “LTV Trigger”), on a weighted average basis per asset type, calculated on a portfolio level. If this threshold is reached, we may elect to provide cash margin or sell certain assets to the extent necessary to lower the ratio. The term of this facility was 12 months, subject to 12 month extensions at the counterparty’s option. All interest income generated by the assets during the term of the facility will be paid to us no less often than monthly. Interest on the facility is due from us at a rate of three-month LIBOR plus 5.00% payable quarterly in arrears. Half of all principal repayments on the underlying assets will be applied to repay the obligations owed to the counterparty, with the remainder paid to us, unless the LTV Trigger has occurred, in which case all principal payments will be applied to repay the obligations.

On May 5, 2021, we amended our Non-Agency CMBS and Non-Agency RMBS financing facility to, among other things, extend the facility for an additional 12 months and reduce the interest rate. The amended facility has improved advance rates and bears interest at a rate of three-month LIBOR plus 2.00%. As of June 30, 2021, the outstanding balance under this facility was $117.5 million.

Commercial Whole Loan Facility

As of June 30, 2021, we had approximately $115.3 million in borrowings, with a weighted average interest rate of 2.05% under our commercial whole loan facility. The borrowing is secured by loans with an estimated fair market value of $165.8 million as of June 30, 2021. The facility was subject to automatic monthly rolling until such time that it is terminated pursuant to the terms of the agreement by either the borrower or lender or until certain conditions of default.
On May 5, 2021, we amended our Commercial Whole Loan Facility to, among other things, convert the term to a 12-month facility with up to a 12-month extension option, subject to the lender's consent.

Financing Facilities Outstanding Borrowings

At June 30, 2021, we had outstanding borrowings under five of our repurchase agreements. The following table summarizes certain characteristics of our repurchase agreements at June 30, 2021 (dollars in thousands):

Securities Pledged	Repurchase Agreement Borrowings	Weighted Average Interest Rate on Borrowings Outstanding at end of period	Weighted Average Remaining Maturity (days)
Short-Term Borrowings:
Agency RMBS	$1,156	1.04%	60
Non-Agency CMBS	10,313	1.75%	12
Residential Whole Loans (1)	28,512	2.90%	8
Residential Bridge Loans (1)	6,801	2.68%	37
Commercial Loans (1)	30,938	3.22%	78
Membership Interest	20,022	2.85%	34
Other Securities	2,378	3.74%	19
Subtotal	100,120	2.85%	38
Long-Term Borrowings:
Non-Agency CMBS (2)	74,312	2.18%	253
Non-Agency RMBS	15,632	2.18%	309
Residential Whole Loans (1)(3)	32,610	3.00%	97
Commercial Loans (3)	115,302	2.05%	119
Other Securities	27,506	2.17%	309
Subtotal	265,362	2.22%	184
Repurchase Agreements Borrowings	$365,482	2.39%	144
Less Unamortized Debt Issuance Costs	647	N/A	N/A
Repurchase Agreements Borrowings, net	$364,835	2.39%	144

(1)Repurchase agreement borrowings on loans owned are through trust certificates. The trust certificates are eliminated in consolidation.
(2)Includes repurchase agreement borrowings on securities eliminated upon VIE consolidation.
(3)Certain Residential Whole Loans and Commercial Loans were financed under two longer term repurchase agreements. The Residential Whole facility has an 18-month term and the Commercial Loan facility has a 12-month term with up to a 12-month extension option, subject to the lender's consent. The weighted average remaining maturity days was calculated using expected weighted life of the underlying collateral.

.
Certain of the financing arrangements provide the counterparty with the right to terminate the agreement if we do not maintain certain equity, liquidity and leverage metrics. We were in compliance with the terms of such financial tests as of June 30, 2021.

At June 30, 2021, we had outstanding repurchase agreement borrowings with the following counterparties:

(dollars in thousands) Repurchase Agreement Counterparties	Amount Outstanding	Percent of Total Amount Outstanding	Company Investments Held as Collateral	Counterparty Rating(1)
Credit Suisse AG, Cayman Islands Branch (2)	$195,016	53.4%	$291,720	A+
Citigroup Global Markets Inc.	117,450	32.1%	204,018	A+
Nomura Securities International, Inc. (3)	39,169	10.7%	78,592	Unrated (3)
Credit Suisse Securities (USA) LLC	12,691	3.5%	19,863	A+
All other counterparties (4)	1,156	0.3%	1,501
Total	$365,482	100.0%	$595,694

(1)The counterparty ratings presented above are the long-term issuer credit ratings as rated at June 30, 2021 by S&P.
(2)Includes master repurchase agreements in which the buyer includes Alpine Securitization LTD., a Credit Suisse sponsored asset-backed commercial paper conduit.
(3)    Nomura Holdings, Inc., the parent company of Nomura Securities International, Inc., is rated BBB+ by S&P at June 30, 2021.
(4)    Represents amount outstanding with one counterparty, which holds collateral valued less than 5% of our stockholders’ equity as security for our obligations under the applicable repurchase agreements as of June 30, 2021.

The following table presents our average repurchase agreement borrowings, excluding unamortized debt issuance costs, by type of collateral pledged for the three and six months ended June 30, 2021 (dollars in thousands):

Collateral	Three Months Ended June 30, 2021	Six months ended June 30, 2021
Agency RMBS	$1,212	$1,290
Non-Agency RMBS	15,180	14,859
Non-Agency CMBS(1)	81,385	79,000
Residential Whole Loans	54,216	53,630
Commercial loans	144,548	150,238
Residential Bridge Loans	10,689	11,585
Membership interest	19,707	19,087
Other securities	24,515	20,315
Total	$351,452	$350,004
Maximum borrowings during the period(2)	$365,482	$365,482

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

The following table summarizes the consolidated RETL 2019 Trust's commercial mortgage pass-through certificates at June 30, 2021 which is classified in "Securitized debt, net" in the Consolidated Balance Sheets (dollars in thousands):

Classes	Principal Balance(1)	Coupon	Fair Value	Contractual Maturity
Class C	$169,245	2.2%	$168,816	3/15/2022
Class X-EXT(1)	N/A	1.2%	17	3/15/2022
	$169,245		$168,833

(1) Class X-EXT is an interest-only class with a notional balance of $169.2 million as of June 30, 2021.

The above table does not reflect the HRR class bonds held by us because the bonds are eliminated in consolidation. The HRR class bonds had a fair value of $43.1 million as of June 30, 2021 and our exposure to loss is limited to our ownership interest in these bonds.

The following table summarizes the consolidated 2014 CSMC USA's commercial mortgage pass-through certificates at June 30, 2021 which is classified in "Securitized debt, net" in the Consolidated Balance Sheets (dollars in thousands):

Classes	Principal Balance	Coupon	Fair Value	Contractual Maturity
Class A-1	$120,391	3.3%	$127,207	9/11/2025
Class A-2	531,700	4.0%	573,062	9/11/2025
Class B	136,400	4.2%	141,766	9/11/2025
Class C	94,500	4.3%	93,844	9/11/2025
Class D	153,950	4.4%	142,388	9/11/2025
Class E	180,150	4.4%	161,368	9/11/2025
Class F	153,600	4.4%	117,265	9/11/2025
Class X-1(1)	N/A	0.5%	12,347	9/11/2025
Class X-2(1)	N/A	—%	2,572	9/11/2025
	$1,370,691		$1,371,819

(1) Class X-1 and X-2 are interest-only classes with notional balances of $652.1 million and $733.5 million as of June 30, 2021, respectively.

The above table does not reflect the portion of the class F bond held by us because the bond is eliminated in consolidation. Our ownership interest in the F bonds represents a controlling financial interest, which resulted in consolidation of the trust, during the quarter. The bond had a fair market value of $11.4 million at June 30, 2021, and our exposure to loss is limited to our ownership interest in this bond.

Residential Mortgage-Backed Notes

In May 2019, we completed a residential mortgage-backed securitization comprised of a portion of our Residential Whole Loan portfolio. RMI 2015 Trust and RNR Trust collectively transferred $945.5 million of Non-QM Residential Whole Loans, to our wholly owned subsidiary, Arroyo Trust 2019. Arroyo Trust 2019 issued $919.0 million of mortgage-backed notes and we retained the subordinate non-offered securities. These non-offered securities with an estimated fair value of $37.5 million at June 30, 2021 were eliminated in the consolidation. At June 30, 2021, Residential Whole Loans, with an outstanding principal balance of approximately $463.0 million, serve as collateral for the Arroyo Trust 2019's securitized debt.

The following table summarizes the consolidated Arroyo Trust 2019's issued mortgage-backed notes at June 30, 2021 which is classified in "Securitized debt, net" in the Consolidated Balance Sheets (dollars in thousands):

Classes	Principal Balance	Coupon	Carrying Value	Contractual Maturity
Issued Mortgage-Backed Notes
Class A-1	$378,754	3.3%	$378,751	4/25/2049
Class A-2	20,303	3.5%	20,302	4/25/2049
Class A-3	32,165	3.8%	32,164	4/25/2049
Class M-1	25,055	4.8%	25,055	4/25/2049
Subtotal	$456,277		$456,272
Less: Unamortized deferred financing costs	N/A		3,953
Total	$456,277		$452,319

In June 2020, we completed a residential mortgage-backed securitization comprised of a portion of our Residential Whole Loan portfolio. RMI 2015 Trust transferred $355.8 million of Non-QM Residential Whole Loans, to our wholly owned subsidiary, Arroyo Trust 2020. Arroyo Trust 2020 issued $341.7 million of mortgage-backed notes and we retained the subordinate non-offered securities. These non-offered securities with an estimated fair value of $27.3 million at June 30, 2021 were eliminated in the consolidation. At June 30, 2021, Residential Whole Loans, with an outstanding principal balance of approximately $239.4 million, serve as collateral for the Arroyo Trust 2020's securitized debt.

The following table summarizes the consolidated Arroyo Trust 2020's issued mortgage-backed notes at June 30, 2021 which is classified in "Securitized debt, net" in the Consolidated Balance Sheets (dollars in thousands):

Classes	Principal Balance	Coupon	Carrying Value	Contractual Maturity
Issued Mortgage-Backed Notes
Class A-1A	$168,015	1.7%	$168,010	3/25/2055
Class A-1B	19,937	2.1%	19,937	3/25/2055
Class A-2	13,518	2.9%	13,517	3/25/2055
Class A-3	17,963	3.3%	17,963	3/25/2055
Class M-1	11,739	4.3%	11,739	3/25/2055
Subtotal	$231,172		$231,166
Less: Unamortized deferred financing costs	N/A		2,277
Total	$231,172		$228,889

Convertible Senior Unsecured Notes

    As of June 30, 2021, we had $168.3 million of the 2022 Notes outstanding. The 2022 Notes mature on October 1, 2022, unless earlier converted, redeemed or repurchased by the holders pursuant to their terms, and are not redeemable by us except during the final three months prior to maturity.

Hedging Activity

The following tables summarize the hedging activity during the six months ended June 30, 2021 (dollars in thousands):

	Notional Amount at		Settlements, Terminations or Expirations	Notional Amount at
Derivative Instrument	December 31, 2020	Acquisitions		June 30, 2021
Variable pay interest rate swaps	$—	$56,500	$—	$56,500
Credit default swaps	6,170	—	—	6,170
Total derivative instruments	$6,170	$56,500	$—	$62,670

	Fair Value at	Acquisitions	Settlements, Terminations or Expirations	Realized Gains / Losses	Mark-to-market	Fair Value at
Derivative Instrument	December 31, 2020					June 30, 2021
Variable pay interest rate swaps	$—	$—	$(35)	$35	$46	$46
Credit default swaps	(495)	—	—	—	(4)	(499)
Total derivative instruments	$(495)	$—	$(35)	$35	$42	$(453)

Capital Markets Activity
Convertible Notes Repurchase

In the six months ended June 30, 2021, we repurchased $6.7 million aggregate principal amount of the 2022 Notes at an approximate 6.3% discount to par value, plus accrued and unpaid interest.

Dividends

For the six months ended June 30, 2021, we declared a $0.12 dividend per share generating a dividend yield of approximately 7.4% based on the stock closing price of $3.25 on June 30, 2021.

Book Value

The following chart reflects our book value per common share basic and diluted over five consecutive quarters:

Book Value
15
10
5
0
3.15
4.07
4.20
4.27
3.55
06/30/20
09/30/20
12/31/20
03/31/21
06/30/21
Period Ending

    During the first half of 2020, the COVID-19 pandemic created unprecedented market disruption and dislocation, requiring us to sell assets to meet margin calls. We have implemented measures to increase liquidity, reduce leverage, and seek alternative financing arrangements to preserve long-term shareholder value. The decline in book value from $4.27 as of March 31, 2021 to $3.55 as of June 30, 2021 was primarily due to a decline in fair value in a commercial real estate mezzanine loan with an outstanding balance of $90 million. The underlying Property is a class A retail and entertainment complex located in the North East US. The unprecedented global pandemic has adversely impacted the operating performance of this major asset that was scheduled to open in March 2020. As previously disclosed, the Company was receiving interest payments on this loan from a reserve that was exhausted in May 2021 and the loan became non-performing upon depletion of the reserve.

Results of Operations

Comparison of the three months ended June 30, 2021 to the three months ended June 30, 2020.

General

During the three months ended June 30, 2021, our results of operations continued to be impacted by ongoing market disruption and dislocation due to the COVID-19 pandemic. In 2021, our portfolio generally experienced improved valuations and earnings. However, the recovery of the commercial mortgage sector, mainly retail and hospitality, has lagged the residential mortgage sector. During the second quarter of 2021, the fair value of our $90 million mezzanine commercial loan declined significantly to reflect the new facts and circumstances that unfolded in the quarter, which negatively impacted net income. Refer to Note 6 - "Commercial Loans" for details. We expect improvement in the retail and hospitality mortgage markets as the economy reopens, which in turn will improve valuations. However, there is no assurance that this will be the case. We did not sell a material amount of assets or receive significant margin calls during the second quarter of 2021.
Due to the significant amount of investment sales in the quarter ended June 30, 2020 resulting from the market volatility created by the COVID-19 pandemic, our results of operations for the three months ended June 30, 2021 and June 30, 2020 may not be comparable.
We continued to make progress towards strengthening our balance sheet and improving liquidity. For the three months ended June 30, 2021, we generated a net loss of $40.2 million, or $0.66 per basic and diluted weighted common share. The key driver of the net loss was the $48.7 million decline in the fair value of our $90 million non-performing commercial mezzanine loan collateralized by the Property. For the three months ended June 30, 2020, due to the significant decline in asset values created by the uncertainty surrounding the pandemic, we generated a net loss of $17.1 million, or $0.31 per basic and diluted weighted common share.

Net Interest Income

    The following tables set forth certain information regarding our net interest income on our investment portfolio for the three months ended June 30, 2021 and June 30, 2020 (dollars in thousands):

Three Months Ended June 30, 2021	Average Amortized Cost of Assets	Total Interest Income	Yield on Average Assets

Investments
Agency RMBS	$78	$4	20.57%
Non-Agency CMBS	205,734	4,344	8.47%
Non-Agency RMBS	29,211	334	4.59%
Residential Whole Loans	850,385	7,519	3.55%
Residential Bridge Loans	11,338	487	17.23%
Commercial loans	325,109	3,199	3.95%
Securitized commercial loans	1,505,871	24,400	6.50%
Other securities	48,592	908	7.50%
Total investments	$2,976,318	$41,195	5.55%

	Average Carrying Value	Total Interest Expense	Average Cost of Funds
Borrowings
Repurchase agreements	$351,452	$3,114	3.55%
Convertible senior unsecured notes, net	165,220	3,417	8.30%
Securitized debt	2,178,868	28,074	5.17%
Total borrowings	$2,695,540	$34,605	5.15%

Net interest income and net interest margin		$6,590	0.89%

Three Months Ended June 30, 2020(3)	Average Amortized Cost of Assets	Total Interest Income	Yield on Average Assets

Investments
Agency CMBS	$53,224	$365	2.76%
Agency RMBS	1,534	61	15.99%
Non-Agency CMBS	257,635	5,732	8.95%
Non-Agency RMBS	29,163	215	2.97%
Residential Whole Loans	1,301,974	13,891	4.29%
Residential Bridge Loans	29,006	331	4.59%
Commercial Loans	332,263	5,711	6.91%
Securitized commercial loan	543,245	4,484	3.32%
Other securities	44,692	704	6.34%
Total investments	$2,592,736	$31,494	4.89%

	Average Carrying Value	Total Interest Expense	Average Cost of Funds(1)
Borrowings
Repurchase agreements	$968,443	$9,292	3.86%
Convertible senior unsecured notes, net	198,441	4,144	8.40%
Securitized debt	1,306,260	10,982	3.38%
Total borrowings	$2,473,144	$24,418	3.97%

Net interest income and net interest margin(2)		$7,076	1.10%

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
(3) In finalizing the financial reporting close process for the third quarter 2020, we discovered an under accrual of interest related to one of our financing arrangements for $1.5 million. We evaluated the impact of this error and concluded that error was not material. However, we decided to revise the June 30, 2020 financial statements. See Note — "Basis of Presentation and Summary of Significant Accounting Policies" for more information.

Interest Income

For the three months ended June 30, 2021, and June 30, 2020, we earned interest income on our investments of approximately $41.2 million and $31.5 million, respectively, an increase of approximately $9.7 million. The consolidation of CSMC USA as of August 1, 2020, mainly drove an increase in interest income of $21.3 million. We were required to consolidate the securitization because we hold a controlling financial interest. The interest in interest income was partially offset by investments sales to meet margin calls in the first half of 2020, pay downs in the residential whole loan portfolio, and two non-performing commercial loans in non-accrual status.

For the three months ended June 30, 2021, the weighted average yield on our portfolio increased to 5.55% for the three months ended June 30, 2021 from 4.89% for the three months ended June 30, 2020, due to a larger portion of our portfolio in higher yielding investments.

Interest Expense

Interest expense increased from $24.4 million for the three months ended June 30, 2020, to $34.6 million for the three months ended June 30, 2021. The increase in interest expense was a result of the consolidation of CSMC USA, which increased interest expense by $20.4 million. The increase was partially offset by a decline in recourse leverage from a smaller investment portfolio, improved cost of financing from our 2020 residential whole loan securitization, and improved terms on our amended residential and securities financing facilities.

Other income (loss), net

Realized gain (loss) on investments, net

Realized gain (loss) on investments represents the net gain (loss) on sales or settlements from our investment portfolio. We did not have significant asset sales during the quarter ended June 30, 2021.

The following table presents the realized gains (losses) of our investments for each of the three months ended June 30, 2021 and June 30, 2020 (dollars in thousands):

	For the three months ended June 30, 2021				For the three months ended June 30, 2020
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Agency CMBS	$—	$—	$—	$—	$409,117	$22,156	$(32)	$22,124
Agency RMBS	—	—	—	—	9,512	2,132	(468)	1,664
Non-Agency CMBS	—	—	—	—	42,646	—	(13,901)	(13,901)
Non-Agency RMBS	—	—	—	—	—	—	—	—
Other securities	—	—	—	—	18,211	—	(6,223)	(6,223)
Residential Whole-Loans	—	—	—	—	144,259	—	(10,511)	(10,511)
Residential Bridge Loans(1)	—	—	(116)	(116)	—	—	—	—
Loans transferred to REO(2)	—	—	—	—	(70)	28	—	28
Disposition of REO	—	—	—	—	358	—	(141)	(141)
Total	$—	$—	$(116)	$(116)	$624,033	$24,316	$(31,276)	$(6,960)

(1)Realized gains/losses recognized on the final settlement of the loans.
(2)Realized gains/losses recognized on the transfer of Residential Bridge Loans to REO. Proceeds represent the fair value less estimated selling costs of the real estate on the date of transfer.

Unrealized gain (loss), net

Our investments, and securitized debt, for which we have elected the fair value option are recorded at fair value with the periodic changes in fair value being recorded in earnings.  The change in unrealized gain (loss) is directly attributable to changes in market pricing on the underlying investments and securitized debt during the period. For the three months ended June 30, 2021, a commercial mezzanine loan with an outstanding principal balance of $90 million became non-performing in May 2021 upon depletion of the interest reserve. During the second quarter of 2021, the fair value of the loan declined significantly and we recognized an unrealized loss of $48.7 million, which reflected the new facts and circumstances that unfolded in the quarter. Generally, we saw recovery in asset prices across the remainder of our portfolio.

The following table presents the net unrealized gains (losses) we recorded on our investments and securitized debt (dollars in thousands):

	Three months ended June 30, 2021	Three months ended June 30, 2020
Agency CMBS	$—	$(26,229)
Agency RMBS	(7)	(1,814)
Non-Agency CMBS	698	(2,744)
Non-Agency RMBS	15	1,206
Residential Whole Loans	(1,260)	22,097
Residential Bridge Loans	261	(484)
Commercial loans	(44,758)	3,050
Securitized commercial loans	41,229	12,921
Other securities	2,942	18,824
Securitized debt	(41,438)	(10,662)
REO	—	(125)
Total	$(42,318)	$16,040

Gain (loss) on derivatives, net

    In March 2020, we effectively terminated all of our fixed-pay interest rate swaps and our variable-pay interest rate swaps to reduce hedging costs and associated margin volatility. In the three months ended June 30, 2021, we entered into interest rate swaps with a notional amount of $56.5 million to mitigate our exposure to interest rate volatility.

The following table presents the components of gain (loss) on derivatives for the three months ended June 30, 2021 and June 30, 2020 (dollars in thousands):

	Realized Gain (Loss), net
Description	Other Settlements / Expirations	Variation Margin Settlement	Return (Recovery) of Basis	Mark-to-Market	Contractual interest income (expense), net(1)	Total
Three months ended June 30, 2021
Interest rate swaps	$—	$35	$—	$46	$76	$157
Agency and Non-Agency Interest-Only Strips— accounted for as derivatives	—	—	(79)	(34)	102	(11)
Credit default swaps	16	—	—	13	—	29
Total	$16	$35	$(79)	$25	$178	$175

Three months ended June 30, 2020
Interest rate swaptions	80	—	—	(181)	—	(101)
Agency and Non-Agency Interest-Only Strips— accounted for as derivatives	(940)	—	(271)	256	340	(615)
Credit default swaps	(8,401)	—	—	974	—	(7,427)
TBAs	(3,924)	—	—	3,924	—	—
Total	$(13,185)	$—	$(271)	$4,973	$340	$(8,143)

(1)Contractual interest income (expense), net on derivative instruments includes interest settlement paid or received.

Other, net

For the three months ended June 30, 2021 and June 30, 2020, "Other, net" was a income of $200 thousand and a loss of $45 thousand, respectively. The balance is mainly comprised of income on cash balances, miscellaneous net interest income (expense) on cash collateral for our repurchase agreements and derivatives, and miscellaneous fees and expenses on residential mortgage loans.

Expenses

Management Fee

We incurred management fee expense of approximately $1.5 million and $464 thousand for the three months ended June 30, 2021 and June 30, 2020, respectively.  Pursuant to the terms of the Management Agreement, our Manager is paid a management fee equal to 1.5% per annum of our stockholders’ equity (as defined in the Management Agreement), calculated and payable (in cash) quarterly in arrears. The increase was mainly attributable to lower fees in 2020 because our Manager waived the management fee from March 2020 to May 2020 because of the impact of COVID-19 and its disruption in the mortgage markets. Future waivers, if any, are at the Manager's discretion.

The management fees, expense reimbursements and the relationship between our Manager and us are discussed further in Note 10, “Related Party Transactions” to the financial statements contained in this Quarterly Report on Form 10-Q.

Financing Fee

In the three months ended June 30, 2020, in order to manage the severe market conditions and the resulting large margin demands from lenders and pressure on our liquidity, we entered into a longer term financing arrangement for our Residential Whole Loans, as we sought to reduce our exposure to short-term financings with daily mark to market exposure. Under this agreement, we were required to pay the counterparty a premium recapture fee of 30% of all realized value on any residential whole loans above such counterparty’s amortized basis upon the securitization or sale.

On June 29, 2020, we securitized approximately $355.8 million of the Residential Whole Loans and paid down the facility by approximately $339.4 million (see "—Securitized Debt" below for additional details). As noted above, as part of the financing arrangements, we agreed to pay the lender a fee of 30% of all realized value on the Residential Whole Loans above the counterparty's amortized basis upon securitization or sale. As a result of refinancing the Residential Whole Loans through a securitization, we accrued a premium recapture fee of approximately $20.5 million in the three months ended June 30, 2020.

In October 2020, the residential financing facility was amended and as part of the amendment the premium recapture fee was eliminated for new and remaining investments financed under the amended facility.

Other Operating Expenses

We incurred other operating expenses of approximately $428 thousand and $796 thousand for the three months ended June 30, 2021, and June 30, 2020, respectively. Other operating cost comprise derivative transaction costs, custody, and asset management/loan servicing fees for loans acquired serving released. The decrease was primarily due to a reduction in custody fees due to a smaller investment portfolio in the quarter ended June 30, 2021 and reduced third-party asset management/loan servicing fees from a smaller residential whole loan and bridge loan portfolios.
General and Administrative Expenses

General and administrative expenses were flat quarter over quarter.

Comparison of the six months ended June 30, 2021 to the six months ended June 30, 2020

General
During the six months ended June 30, 2021, our results of operations continued to be impacted by ongoing market disruption and dislocation due to the COVID-19 pandemic. In 2021, our portfolio generally experienced improved valuations and earnings. However, the recovery of the commercial mortgage sector, mainly retail and hospitality, has lagged the residential mortgage sector. During the second quarter of 2021, the fair value of our $90 million mezzanine commercial loan declined significantly to reflect the new facts and circumstances that unfolded in the quarter, which negatively impacted net income. Refer to Note 6 - "Commercial Loans" for details. We expect improvement in the retail and hospitality mortgage markets as the economy reopens, which in turn should improve valuations. However, there is no assurance that this will be the case. We did not sell a material amount of assets or receive significant margin calls during the six ended June 30, 2021.

Due to the significant amount of investment sales in the first half of 2020 resulting from the market volatility created by the COVID-19 pandemic, our results of operations for the six months ended June 30, 2021 and June 30, 2020 may not be comparable.

We continued to make progress towards strengthening our balance sheet and improving liquidity. For the six months ended June 30, 2021, we generated a net loss of $32.2 million, or $0.53 per basic and diluted weighted common share. The key driver of the net loss was the $48.7 million decline in the fair value of our $90 million non-performing commercial mezzanine loan collateralized by the Property. For the six months ended June 30, 2020, due to a significant decline in asset values created by the uncertainty surrounding the pandemic, we generated a net loss of $398.9 million, or $7.38 per basic and diluted weighted common share.

Net Interest Income

    The following tables set forth certain information regarding our net interest income on our investment portfolio for the six months ended June 30, 2021 and June 30, 2020 (dollars in thousands):

Six months ended June 30, 2021	Average Amortized Cost of Assets	Total Interest Income	Yield on Average Assets

Investments
Agency RMBS	$89	$8	18.13%
Non-Agency CMBS	206,179	9,111	8.91%
Non-Agency RMBS	29,411	689	4.72%
Residential Whole Loans	906,352	17,577	3.91%
Residential Bridge Loans	12,732	717	11.36%
Commercial loans	325,136	8,416	5.22%
Securitized commercial loans	1,533,956	48,964	6.44%
Other securities	49,378	1,730	7.07%
Total investments	$3,063,233	$87,212	5.74%

	Average Carrying Value	Total Interest Expense	Average Cost of Funds(1)
Borrowings
Repurchase agreements	$350,004	$6,718	3.87%
Convertible senior unsecured notes, net	167,115	6,957	8.40%
Securitized debt	2,257,673	57,699	5.15%
Total borrowings	$2,774,792	$71,374	5.19%

Net interest income and net interest margin(2)		$15,838	1.04%

Six months ended June 30, 2020(3)	Average Amortized Cost of Assets	Total Interest Income	Yield on Average Assets

Investments
Agency CMBS	$691,025	$10,700	3.11%
Agency RMBS	117,830	1,975	3.37%
Non-Agency CMBS	290,531	11,497	7.96%
Non-Agency RMBS	35,743	725	4.08%
Residential Whole Loans	1,347,957	30,194	4.50%
Residential Bridge Loans	31,869	1,217	7.68%
Commercial loans	344,303	12,387	7.23%
Securitized commercial loan	706,500	15,600	4.44%
Other securities	60,909	2,045	6.75%
Total investments	$3,626,667	$86,340	4.79%

	Average Carrying Value	Total Interest Expense	Average Cost of Funds(1)
Borrowings
Repurchase agreements	$1,877,174	$27,717	2.97%
Convertible senior unsecured notes, net	198,098	8,289	8.41%
Securitized debt	1,342,736	24,517	3.67%
Total borrowings	$3,418,008	$60,523	3.56%

Net interest income and net interest margin(2)		$25,817	1.43%

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
(3) In finalizing the financial reporting close process for the third quarter 2020, we discovered an under accrual of interest related to one of our financing arrangements for $1.5 million. We evaluated the impact of this error and concluded that error was not material. However, we decided to revise the June 30, 2020 financial statements. See Note — "Basis of Presentation and Summary of Significant Accounting Policies" for more information.

Interest Income

For the six months ended June 30, 2021 and June 30, 2020, we earned interest income on our investments of approximately $87.2 million and $86.3 million, respectively, an increase of approximately $872 thousand.  The consolidation of CSMC USA as of August 1, 2020, mainly drove an increase in interest of $42.6 million. The increase in interest income was partially offset by investments sales to meet margin calls in the first half of 2020, pay downs in the residential whole loan portfolio, and two non-performing commercial loans in non-accrual status.

Interest Expense

Interest expense increased from $60.5 million for the six months ended June 30, 2020, to $71.4 million for the six months ended June 30, 2021. The increase in interest expense was a result of the consolidation of CSMC USA, which increased interest expense by $40.7 million. The increase was partially offset by a decline in recourse leverage from a smaller investment portfolio, improved cost of financing from our 2020 residential whole loan securitization, and improved terms on our amended residential and securities financing facilities.

Other income (loss), net

Realized gain (loss) on investments, net

Realized gain (loss) on investments represents the net gain (loss) on sales or settlements from our investment portfolio. We did not have a significant amount of asset sales for the six months ended June 30, 2021. For the six months ended June 30, 2020, to improve liquidity, reduce our repurchase agreement borrowing, and satisfy our margin calls, we sold $2.4 billion in investments. These sales generated $82.2 million in realized gains.

The following table presents the realized gains (losses) of our investments for each of the six months ended June 30, 2021 and June 30, 2020 (dollars in thousands):

	For the six months ended June 30, 2021				For the six months ended June 30, 2020
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Agency CMBS	$—	$—	$—	$—	$1,668,149	$116,463	$(6,486)	$109,977
Agency RMBS	—	—	—	—	400,948	12,552	(506)	12,046
Non-Agency CMBS	—	—	(5,929)	(5,929)	94,586	1	(22,703)	(22,702)
Non-Agency RMBS	—	—	—	—	12,702	—	(16)	(16)
Other securities	—	—	—	—	35,957	113	(6,223)	(6,110)
Residential Whole-Loans	—	—	—	—	144,259	—	(10,511)	(10,511)
Residential Bridge Loans(1)	—	—	(116)	(116)	—	8	(151)	(143)
Loan transferred to REO(2)	684	—	(36)	(36)	419	126	(32)	94
Disposition of REO	—	—	—	—	977	18	(427)	(409)
Total	$684	$—	$(6,081)	$(6,081)	$2,357,997	$129,281	$(47,055)	$82,226

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

We recognized an unrealized loss of $33.3 million for the six months ended June 30, 2021, mainly driven by a commercial mezzanine loan with an outstanding principal balance of $90 million that became non-performing in May 2021 upon depletion of the interest reserve. During the second quarter of 2021, the fair value of the loan declined significantly, and we recognized an unrealized loss of $48.7 million, which reflected the new facts and circumstances that unfolded in the quarter. Generally, we saw a recovery in asset prices across the remainder of the portfolio, particularly in the residential investments.

    We recognized an unrealized loss of $280.1 million for the six months ended June 30, 2020, driven by the extreme lack of liquidity in mortgage markets combined with forced selling led to swift and dramatic price declines in the first quarter of 2020. While we have seen some price recovery of certain investments in the second quarter of 2020, the rally was not sufficient to significantly reduce the substantial unrealized loss from the dramatic price declines in the first quarter of 2020.

The following table presents the net unrealized gains (losses) we recorded on our investments and securitized debt (dollars in thousands):

	Six months ended June 30, 2021	Six months ended June 30, 2020
Agency CMBS	$—	$(61,034)
Agency RMBS	19	(9,129)
Non-Agency CMBS	(13,274)	(58,053)
Non-Agency RMBS	1,469	(4,634)
Residential Whole Loans	16,061	(73,875)
Residential Bridge Loans	464	(699)
Commercial loans	(43,136)	(9,412)
Securitized commercial loans	117,039	(114,250)
Other securities	3,623	(17,210)
Securitized debt	(115,533)	68,350
REO	—	(125)
Total	$(33,268)	$(280,071)

Gain (loss) on derivatives, net

    In March 2020, we effectively terminated all of our fixed-pay interest rate swaps and variable-pay interest rate swaps to reduce hedging costs and associated margin volatility. In the six months ended June 30, 2021, we entered into interest rate swaps with a notional amount of $56.5 million to mitigate our exposure to interest rate volatility.

The following table presents the components of gain (loss) on derivatives for the six months ended June 30, 2021 and June 30, 2020 (dollars in thousands):

	Realized Gain (Loss), net
Description	Other Settlements / Expirations	Variation Margin Settlement	Return (Recovery) of Basis	Mark-to-Market	Contractual interest income (expense), net(1)	Total
Six months ended June 30, 2021
Interest rate swaps	$—	$35	$—	$46	$76	$157
Agency and Non-Agency Interest-Only Strips— accounted for as derivatives	—	—	(173)	(34)	223	16
Credit default swaps	32	—	—	(4)	—	28
Total	$32	$35	$(173)	$8	$299	$201

Six months ended June 30, 2020
Interest rate swaps	$(262)	$(179,759)	$262	$(2,515)	$(1,395)	$(183,669)
Interest rate swaptions	80	—	—	—	—	80
Agency and Non-Agency Interest-Only Strips— accounted for as derivatives	(940)	—	(816)	(583)	976	(1,363)
Credit default swaps	(9,716)	—	—	(1,664)	—	(11,380)
TBAs	(2,430)	—	—	928	—	(1,502)
Total	$(13,268)	$(179,759)	$(554)	$(3,834)	$(419)	$(197,834)

(1)Contractual interest income (expense), net on derivative instruments includes interest settlement paid or received.

Other, net

For the six months ended June 30, 2021 and June 30, 2020, "Other, net" was income of $172 thousand and income of $416 thousand, respectively. The balance is mainly comprised of income on cash balances, miscellaneous net interest income (expense) on cash collateral for our repurchase agreements and derivatives and miscellaneous fees collected on residential mortgage loans.

Expenses

Management Fee

We incurred management fee expense of approximately $3.0 million and $1.5 million for the six months ended June 30, 2021 and June 30, 2020, respectively.  Pursuant to the terms of the Management Agreement, our Manager is paid a management fee equal to 1.5% per annum of our stockholders’ equity (as defined in the Management Agreement), calculated and payable (in cash) quarterly in arrears. The increase was mainly attributable to our Manager waiving the management fee from March 2020 to May 2020 as a result of the impact of COVID-19 and the disruption in the mortgage markets. Future waivers, if any, are at the Manager's discretion.

The management fees, expense reimbursements and the relationship between our Manager and us are discussed further in Note 10, “Related Party Transactions” to the financial statements contained in this Quarterly Report on Form 10-Q.

Financing Fee

In the six months ended June 30, 2020, in order to manage the severe market conditions and the resulting large margin demands from lenders and pressure on our liquidity, we entered into a longer term financing arrangement for our Residential Whole Loans, as we sought to reduce our exposure to short-term financings with daily mark to market exposure. Under this agreement, we were required to pay the counterparty a premium recapture fee of 30% of all realized value on any residential whole loans above such counterparty’s amortized basis upon the securitization or sale.

On June 29, 2020, we securitized approximately $355.8 million of the Residential Whole Loans and paid down the facility by approximately $339.4 million (see "—Securitized Debt" below for additional details). As noted above, as part of the financing arrangements, we agreed to pay the lender a fee of 30% of all realized value on the Residential Whole Loans above the counterparty's amortized basis upon securitization or sale. As a result of refinancing the Residential Whole Loans through a securitization, we accrued a premium recapture fee of approximately $20.5 million in the six months ended June 30, 2020.

In October 2020, the residential financing facility was amended and as part of the amendment the premium recapture fee was eliminated for new and remaining investments financed under the amended facility.

Other Operating Expenses

We incurred other operating expenses of approximately $820 thousand and $1.8 million for the six months ended June 30, 2021 and June 30, 2020, respectively. Other operating cost is comprised of derivative transaction costs, custody, and asset management/loan servicing fees for loans acquired serving released. The decrease was primarily a result of a smaller bridge loan portfolio, which were acquired servicing released, thereby decreasing the associated third party asset management/loan servicing fees by approximately $949 thousand.

General and Administrative Expenses

General and administrative expenses for six months ended June 30, 2021 were $5.3 million, a decrease of $178 thousand from $5.5 million for the six months ended June 30, 2020. The decrease was mainly attributable to a reduction in professional fees which was partially offset by higher D&O insurance.

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

Distributable Earnings (formerly referred to as Core Earnings) is a non-GAAP financial measure that is used by us to approximate cash yield or income associated with our portfolio and is defined as GAAP net income (loss) as adjusted, excluding: (i) net realized gain (loss) on investments and termination of derivative contracts; (ii) net unrealized gain (loss) on investments and debt; (iii) net unrealized gain (loss) resulting from mark-to-market adjustments on derivative contracts; (iv) other than temporary impairment; (v) provision for income taxes; (vi) non-cash stock-based compensation expense; (vii) non-cash amortization of the convertible senior unsecured notes discount; (viii) one-time charges such as acquisition costs and impairment on loans; and (ix) one-time events pursuant to changes in GAAP and certain other non-cash charges after discussions between us, our Manager and our independent directors and after approval by a majority of our independent directors.

We utilize Distributable Earnings as a key metric to evaluate the effective yield of the portfolio. Distributable Earnings allows us to reflect the net investment income of our portfolio as adjusted to reflect the net interest rate swap interest expense.  Distributable Earnings allows us to isolate the interest expense associated with our interest rate swaps in order to monitor and project our borrowing costs and interest rate spread. It is one metric of several used in determining the appropriate distributions to our shareholders.

Due to the significant amount of investment sales resulting from the market volatility created by the COVID-19 pandemic, our distributable earnings for the three and six months ended June 30, 2021 and June 30, 2020 may not be comparable.

The table below reconciles Net Income to Distributable Earnings for the three and six months ended June 30, 2021 and June 30, 2020:

(dollars in thousands)	Three months ended June 30, 2021	Three months ended June 30, 2020(1)	Six months ended June 30, 2021	Six months ended June 30, 2020(1)
Net loss attributable to common stockholders and participating securities	$(40,163)	$(17,094)	$(32,210)	$(398,951)
Income tax provision (benefit)	101	255	199	162
Net loss before income taxes	(40,062)	(16,839)	(32,011)	(398,789)

Adjustments:
Investments:
Unrealized (gain) loss on investments, securitized debt and other liabilities	42,318	(16,040)	33,268	280,071
Realized (gain) loss on investments	116	6,960	6,081	(82,226)
One-time transaction costs	104	20,652	100	20,932

Derivative Instruments:
Net realized loss on derivatives	(35)	13,152	(35)	193,308
Net unrealized loss on derivatives	(25)	(4,973)	(8)	3,834

Other:
Realized gain on extinguishment of convertible senior unsecured notes	—	—	(240)	—
Amortization of discount on convertible senior unsecured notes	239	273	484	546
Other non-cash adjustments	—	988	977	988
Non-cash stock-based compensation expense	106	170	288	335
Total adjustments	42,823	21,182	40,915	417,788
Distributable Earnings	$2,761	$4,343	$8,904	$18,999

(1) In finalizing the financial reporting close process for the third quarter 2020, we discovered an under accrual of interest related to one of our financing arrangements for $1.5 million. We evaluated the impact of this error and concluded that error was not material. However, we decided to revise the June 30, 2020 financial statements. See Note — "Basis of Presentation and Summary of Significant Accounting Policies" for more information.

Alternatively, our Distributable Earnings can also be derived as presented in the table below by starting with Adjusted net interest income, which includes interest income on Interest-Only Strips accounted for as derivatives and other derivatives, and net interest expense incurred on interest rate swaps and foreign currency swaps and forwards (a Non-GAAP financial measure) subtracting Total expenses, adding Non-cash stock based compensation, adding one-time transaction costs, adding amortization of discount on convertible senior notes and adding interest income on cash balances and other income (loss), net:

(dollars in thousands)	Three months ended June 30, 2021	Three months ended June 30, 2020(1)	Six months ended June 30, 2021	Six months ended June 30, 2020(1)
Net interest income	$6,590	$7,076	$15,838	$25,817
Interest income from IOs and IIOs accounted for as derivatives	23	69	50	160
Net interest income (expense) from interest rate swaps	76	—	76	(1,133)
Adjusted net interest income	6,689	7,145	15,964	24,844
Total expenses	(4,591)	(24,805)	(9,109)	(29,339)
Other non-cash adjustments	—	988	977	988
Non-cash stock-based compensation	106	170	288	335
One-time transaction costs	104	20,652	100	20,932
Amortization of discount on convertible unsecured senior notes	239	273	484	546
Interest income on cash balances and other income (loss), net	216	(78)	204	697
Income attributable to non-controlling interest	(2)	(2)	(4)	(4)
Distributable Earnings	$2,761	$4,343	$8,904	$18,999

(1) In finalizing the financial close process for the third quarter 2020, we discovered an under accrual of interest related to one of our financing arrangements for $1.5 million. We evaluated the impact of this error and concluded that error was not material. However, we decided to revise the June 30, 2020 financial statements. See Note — "Basis of Presentation and Summary of Significant Accounting Policies" for more information.

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

The table below is a reconciliation of the GAAP Book Value to Non-GAAP Economic Book Value:

	$ Amount	Per Share
GAAP Book Value at June 30, 2021	$215,893	$3.55

Adjustments to deconsolidate VIEs and reflect the Company's interest in the securities owned
Deconsolidation of VIEs assets	(2,385,216)	(39.22)
Deconsolidation of VIEs liabilities	2,249,589	36.99
Interest in securities of VIEs owned, at fair value	119,219	1.96
Economic Book Value at June 30, 2021	$199,485	$3.28

Net Interest Income and Net Interest Margin

The following tables set forth certain information regarding our Non-GAAP net investment income and net interest margin which includes interest income on Agency and Non-Agency Interest-Only Strips classified as derivatives and excludes the interest expense for third-party consolidated VIEs for the three and six months ended June 30, 2021 and June 30, 2020 (dollars in thousands):

Three Months Ended June 30, 2021	Average Amortized Cost of Assets(1)	Total Interest Income(2)	Yield on Average Assets

Investments
Agency RMBS	$1,247	$27	8.68%
Non-Agency CMBS	205,734	4,344	8.47%
Non-Agency RMBS	29,211	334	4.59%
Residential Whole Loans	850,385	7,519	3.55%
Residential Bridge Loans	11,338	487	17.23%
Commercial loans	325,109	3,199	3.95%
Securitized commercial loans	1,505,871	24,400	6.50%
Other securities	48,592	908	7.50%
Total investments	2,977,487	41,218	5.55%
Adjustments:
Securitized commercial loans from consolidated VIEs	(1,505,871)	(24,400)	6.50%
Investments in consolidated VIEs eliminated in consolidation	59,104	1,201	8.15%
Adjusted total investments	$1,530,720	$18,019	4.72%

	Average Carrying Value	Total Interest Expense	Average Effective Cost of Funds
Borrowings
Repurchase agreements	$351,452	$3,114	3.55%
Convertible senior unsecured notes, net	165,220	3,417	8.30%
Securitized debt	2,178,868	28,074	5.17%
Interest rate swaps	n/a	(76)	(0.01)%
Total borrowings	2,695,540	34,529	5.14%
Adjustments:
Securitized debt from consolidated VIEs(3)	(1,447,218)	(22,277)	6.17%
Adjusted total borrowings	$1,248,322	$12,252	3.94%

Adjusted net interest income and net interest margin		$5,767	1.51%

Three Months Ended June 30, 2020(6)	Average Amortized Cost of Assets(1)	Total Interest Income(2)	Yield on Average Assets

Investments
Agency CMBS	$54,092	$402	2.99%
Agency RMBS	3,670	93	10.19%
Non-Agency CMBS	257,635	5,732	8.95%
Non-Agency RMBS	29,163	215	2.97%
Residential Whole Loans	1,301,974	13,891	4.29%
Residential Bridge Loans	29,006	331	4.59%
Commercial loans	332,263	5,711	6.91%
Securitized commercial loans	543,245	4,484	3.32%
Other securities	44,692	704	6.34%
Total investments	2,595,740	31,563	4.89%
Adjustments:
Securitized commercial loans from consolidated VIEs	(543,245)	(4,484)	3.32%
Investments in consolidated VIEs eliminated in consolidation	56,690	1,254	8.90%
Adjusted total investments	$2,109,185	$28,333	5.40%

	Average Carrying Value	Total Interest Expense(4)	Average Effective Cost of Funds
Borrowings
Repurchase agreements	$968,443	$9,292	3.86%
Convertible senior unsecured notes, net	198,441	4,144	8.40%
Securitized debt	1,306,260	10,982	3.38%
Interest rate swaps	n/a	—	—%
Total borrowings	2,473,144	24,418	3.97%
Adjustments:
Securitized debt from consolidated VIEs(5)	(478,739)	(4,661)	3.92%
Adjusted total borrowings	$1,994,405	$19,757	3.98%

Adjusted net interest income and net interest margin		$8,576	1.64%

Six Months Ended June 30, 2021	Average Amortized Cost of Assets(1)	Total Interest Income(2)	Yield on Average Assets

Investments
Agency RMBS	$1,352	$58	8.65%
Non-Agency CMBS	206,179	9,111	8.91%
Non-Agency RMBS	29,411	689	4.72%
Residential Whole Loans	906,352	17,577	3.91%
Residential Bridge Loans	12,732	717	11.36%
Commercial loans	325,136	8,416	5.22%
Securitized commercial loans	1,533,956	48,964	6.44%
Other securities	49,378	1,730	7.07%
Total investments	3,064,496	87,262	5.74%
Adjustments:
Securitized commercial loans from consolidated VIEs	(1,533,956)	(48,964)	6.44%
Investments in consolidated VIEs eliminated in consolidation	59,051	2,394	8.18%
Adjusted total investments	$1,589,591	$40,692	5.16%

	Average Carrying Value	Total Interest Expense	Average Effective Cost of Funds
Borrowings
Repurchase agreements	$350,004	$6,718	3.87%
Convertible senior unsecured notes, net	167,115	6,957	8.40%
Securitized debt	2,257,673	57,699	5.15%
Interest rate swaps	n/a	(76)	(0.01)%
Total borrowings	2,774,792	71,298	5.18%
Adjustments:
Securitized debt from consolidated VIEs(3)	(1,471,314)	(45,312)	6.21%
Adjusted total borrowings	$1,303,478	$25,986	4.02%

Adjusted net interest income and net interest margin		$14,706	1.87%

Six Months Ended June 30, 2020(6)	Average Amortized Cost of Assets(1)	Total Interest Income(2)	Yield on Average Assets

Investments
Agency CMBS	$693,117	$10,751	3.12%
Agency RMBS	121,421	2,084	3.45%
Non-Agency CMBS	290,531	11,497	7.96%
Non-Agency RMBS	35,743	725	4.08%
Residential Whole Loans	1,347,957	30,194	4.50%
Residential Bridge Loans	31,869	1,217	7.68%
Commercial loans	344,303	12,387	7.23%
Securitized commercial loans	706,500	15,600	4.44%
Other securities	60,909	2,045	6.75%
Total investments	3,632,350	86,500	4.79%
Adjustments:
Securitized commercial loans from consolidated VIEs	(706,500)	(15,600)	4.44%
Investments in consolidated VIEs eliminated in consolidation	135,895	6,294	9.31%
Adjusted total investments	$3,061,745	$77,194	5.07%

	Average Carrying Value	Total Interest Expense(3)	Average Effective Cost of Funds
Borrowings
Repurchase agreements	$1,877,174	$27,717	2.97%
Convertible senior unsecured notes, net	198,098	8,289	8.41%
Securitized debt	1,342,736	24,517	3.67%
Interest rate swaps	n/a	1,133	0.07%
Total borrowings	3,418,008	61,656	3.63%
Adjustments:
Securitized debt from consolidated VIEs(5)	(546,685)	(11,415)	4.20%
Adjusted total borrowings	$2,871,323	$50,241	3.52%

Adjusted net interest income and net interest margin		$26,953	1.77%

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
(6)In finalizing the financial reporting close process for the third quarter 2020, we discovered an under accrual of interest related to one of our financing arrangements for $1.5 million. We evaluated the impact of this error and concluded that error was not material. However, we decided to revise the June 30, 2020 financial statements. See Note — "Basis of Presentation and Summary of Significant Accounting Policies" for more information.

The following table reconciles total interest income to adjusted interest income, which includes interest income on Agency and Non-Agency Interest-Only Strips classified as derivatives (Non-GAAP financial measure) for the three and six months ended June 30, 2021 and June 30, 2020:

(dollars in thousands)	Three months ended June 30, 2021	Three months ended June 30, 2020	Six months ended June 30, 2021	Six months ended June 30, 2020
Coupon interest income:
Agency CMBS	$—	$413	$—	$11,336
Agency RMBS	12	173	27	2,929
Non-Agency CMBS	2,213	3,960	4,550	8,757
Non-Agency RMBS	740	582	1,153	1,733
Residential Whole Loans	10,620	14,993	22,725	32,583
Residential Bridge Loans	487	355	719	1,264
Commercial loans	3,145	5,595	8,298	12,076
Securitized commercial loans	18,190	4,899	36,604	15,248
Other Securities	1,083	2,037	2,674	4,842
Subtotal coupon interest	36,490	33,007	76,750	90,768
Premium accretion, discount amortization and amortization of basis, net:
Agency CMBS	—	(48)	—	(636)
Agency RMBS	(8)	(112)	(19)	(954)
Non-Agency CMBS	2,131	1,772	4,561	2,740
Non-Agency RMBS	(406)	(367)	(464)	(1,008)
Residential Whole Loans	(3,101)	(1,102)	(5,148)	(2,389)
Residential Bridge Loans	—	(24)	(2)	(47)
Commercial loans	54	116	118	311
Securitized commercial loans	6,210	(415)	12,360	352
Other Securities	(175)	(1,333)	(944)	(2,797)
Subtotal accretion and amortization	4,705	(1,513)	10,462	(4,428)
Interest income	$41,195	$31,494	$87,212	$86,340
Contractual interest income, net of amortization of basis on Agency and Non-Agency Interest-Only Strips, classified as derivatives(1):
Coupon interest income	$102	$340	$223	$976
Amortization of basis	(79)	(271)	(173)	(816)
Subtotal	23	69	50	160
Total adjusted interest income	$41,218	$31,563	$87,262	$86,500

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

The following table reconciles the Effective Cost of Funds (Non-GAAP financial measure) with interest expense for the three and six months ended June 30, 2021 and June 30, 2020:

	Three months ended June 30, 2021		Three months ended June 30, 2020(1)		Six months ended June 30, 2021		Six months ended June 30, 2020(1)
(dollars in thousands)	Reconciliation	Cost of Funds/ Effective Borrowing Costs	Reconciliation	Cost of Funds/ Effective Borrowing Costs	Reconciliation	Cost of Funds/ Effective Borrowing Costs	Reconciliation	Cost of Funds/ Effective Borrowing Costs
Interest expense	$34,605	5.15%	$24,418	3.97%	$71,374	5.19%	$60,523	3.56%
Adjustments:
Interest expense on Securitized debt from consolidated VIEs	(22,277)	(6.17)%	(4,661)	(3.92)%	(45,312)	(6.21)%	(11,415)	(4.20)%
Net interest (received) paid - interest rate swaps	(76)	(0.01)%	—	—%	(76)	(0.01)%	1,133	0.07%
Effective Cost of Funds	$12,252	3.94%	$19,757	3.98%	$25,986	4.02%	$50,241	3.52%
Weighted average borrowings	$1,248,322		$1,994,405		$1,303,478		$2,871,323

(1) In finalizing the financial reporting close process for the third quarter 2020, we discovered an under accrual of interest related to one of our financing arrangements for $1.5 million. We evaluated the impact of this error and concluded that error was not material. However, we decided to revise the June 30, 2020 financial statements. See Note — "Basis of Presentation and Summary of Significant Accounting Policies" for more information.

Liquidity and Capital Resources

General

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain our assets and operations, make distributions to our stockholders, and other general business needs.  To maintain our REIT qualifications under the Internal Revenue Code, we must distribute annually at least 90% of our taxable income, excluding capital gains and, such distributions requirements limit our ability to retain earnings and increase capital for operations. As of June 30, 2021, we had $168.3 million of senior unsecured convertible notes outstanding and $364.8 million of asset specific financings. The 2022 Notes mature in October 2022. As of June 30, 2021, we had $45.8 million in cash and cash equivalents. We continue to take steps towards strengthening our balance sheet by reducing debt and leverage, while improving liquidity and shareholders' equity.

We will continue to closely monitor developments related to COVID-19 as it relates to our liquidity position and financial obligations. At this time, we believe we have sufficient liquidity and access to additional liquidity to meet financial obligations for at least the next 12 months.

Debt to Equity Ratio

	June 30, 2021	December 31, 2020
Total debt(1)	$530,248	$527,720
Total equity	$215,895	$255,114
Debt to equity ratio	2.5	2.1

(1) Total debt excludes the securitized debt which is non-recourse to us.

Sources of Liquidity
Our primary sources of liquidity are as follows:
Cash Generated from Operations

For the six months ended June 30, 2021, net cash provided by operating activities was approximately $7.9 million. This was primarily attributable to the net interest income on our investments, less operating expenses, and general and administrative expenses. For the six months ended June 30, 2020, net cash used in operating activities was approximately $158.4 million. This was primarily attributable to margin settlements of interest rate swaps, operating expenses, and general and administrative expenses, which were offset by the interest income we earned on our investments.

Cash Provided by and Used in Investing Activities

For the six months ended June 30, 2021, net cash provided by investing activities was approximately $365.8 million. This was primarily attributable to receipts of principal payments and payoffs on our investments. For the six months ended June 30, 2020, net cash provided by investing activities was approximately $2.3 billion. This was primarily attributable to proceeds from sales to meet the margin calls and receipts of principal payments and payoffs on our investments, which were partially offset by our investment acquisitions.

Cash Provided by and Used in Financing Activities

For the six months ended June 30, 2021, net cash used in financing activities was approximately $412.6 million. This was attributable to repayment of securitized debt and distribution of escrows related to consolidated VIEs. For the six months ended June 30, 2020, net cash used in financing activities was approximately $2.2 billion. This was attributable to net repayments of our repurchase agreement borrowings to reduce our exposure to short term financings and repayment of securitized debt related to consolidated VIEs which was offset net proceeds from the Arroyo 2020-1 that closed during the quarter ended June 30, 2020.

Repurchase Agreements
As of June 30, 2021, we had borrowings under five of our master repurchase agreements of approximately $365.5 million.  The following tables present our repurchase agreement borrowings by type of collateral pledged, as of June 30, 2021 and June 30, 2020, and the respective effective cost of funds (Non-GAAP financial measure) for the three and six months ended June 30, 2021 and June 30, 2020, respectively.  See “Non-GAAP Financial Measures” (dollars in thousands):

	June 30, 2021			Three months ended June 30, 2021		Six months ended June 30, 2021
Collateral	Borrowings Outstanding	Value of Collateral Pledged	Weighted Average Interest Rate end of period	Weighted Average Cost of Funds	Weighted Average Effective Cost of Funds (Non-GAAP)	Weighted Average Cost of Funds	Weighted Average Effective Cost of Funds (Non-GAAP)(1)	Weighted Average Haircut end of period
Agency RMBS, at fair value	$1,156	$1,501	1.04%	1.32%	1.32%	1.25%	1.25%	25.00%
Non-Agency CMBS, at fair value(1)	84,625	146,325	2.13%	3.12%	3.12%	3.96%	3.96%	38.17%
Non-Agency RMBS, at fair value	15,632	26,122	2.18%	3.36%	3.36%	4.27%	4.27%	35.00%
Residential Whole Loans, at fair value(2)	61,122	93,038	2.95%	7.41%	7.41%	7.72%	7.72%	33.81%
Residential Bridge Loans(2)	6,801	8,205	2.68%	2.70%	2.70%	2.73%	2.73%	20.00%
Commercial loans, at fair value(2)	146,240	234,492	2.30%	2.63%	2.63%	2.52%	2.52%	34.42%
Membership interest(3)	20,022	34,578	2.85%	2.93%	2.93%	2.99%	2.99%	60.00%
Other securities, at fair value	29,884	51,433	2.29%	3.03%	3.03%	3.87%	3.87%	36.99%
Interest rate swaps	n/a	n/a	n/a	n/a	(0.09)%	n/a	(0.04)%	n/a
Total	$365,482	$595,694	2.39%	3.55%	3.47%	3.87%	3.83%	35.10%

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

	June 30, 2020			Three months ended June 30, 2020		Six months ended June 30, 2020
Collateral(3)	Borrowings Outstanding	Fair Value of Collateral Pledged(3)	Weighted Average Interest Rate end of period	Weighted Average Cost of Funds	Weighted Average Effective Cost of Funds (Non-GAAP)(1)	Weighted Average Cost of Funds	Weighted Average Effective Cost of Funds (Non-GAAP)(1)	Weighted Average Haircut end of period
Agency CMBS	$—	$—	- %	2.52%	2.52%	2.20%	2.20%	- %
Agency RMBS	1,491	1,975	1.41%	1.97%	1.97%	2.00%	2.00%	25.00%
Non-Agency CMBS	87,151	170,355	5.31%	4.27%	4.27%	3.47%	3.47%	41.27%
Non-Agency RMBS	15,515	26,971	5.50%	5.29%	5.29%	4.16%	4.16%	33.33%
Residential Whole Loans, at fair value(2)	39,702	88,603	5.37%	4.32%	4.32%	3.76%	3.76%	61.21%
Residential Bridge Loans(2)	21,159	25,371	3.04%	3.09%	3.09%	3.64%	3.64%	20.00%
Commercial loans, at fair value(2)	187,156	323,474	2.53%	3.12%	3.12%	3.49%	3.49%	35.61%
Securitized commercial loan, at fair value(2)	—	—	- %	7.00%	7.00%	3.98%	3.98%	- %
Other securities, at fair value	16,987	40,466	5.50%	4.44%	4.44%	3.63%	3.63%	36.54%
Interest rate swaps	n/a	n/a	n/a	n/a	- %	n/a	0.12%	n/a
Total	$369,161	$677,215	3.78%	3.86%	3.86%	2.97%	3.09%	38.47%

(1)The effective cost of funds for the period presented is calculated on an annualized basis and includes interest expense for the period and net periodic interest payments on interest rate swaps, net of premium amortization on MAC swaps, of approximately $1.1 million paid for the three and six months ended June 30, 2020.  While interest rate swaps are not accounted for using hedge accounting, such instruments are viewed by us as an economic hedge against increases in interest rates on our liabilities and are treated as hedges for purposes of satisfying the REIT requirements.  See “Non-GAAP Financial Measures.”
(2)Repurchase agreement borrowings collateralized by Whole Loans, Bridge Loans and securitized commercial loan owned through trust certificates.  The trust certificates are eliminated upon consolidation.
(3)In finalizing the financial close process for the third quarter 2020, we discovered an under accrual of interest related to one of our financing arrangements for $1.5 million. We evaluated the impact of this error and concluded that error was not material. However, we decided to revise the June 30, 2020 financial statements. See Note — "Basis of Presentation and Summary of Significant Accounting Policies" for more information.

Contractual Obligations and Commitments

Our contractual obligations as of June 30, 2021 are as follows (dollars in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Borrowings under repurchase agreements	$362,444	$3,038	$—	$—	$365,482
Contractual interest on repurchase agreements	4,176	—	—	—	4,176
Convertible senior unsecured notes	—	168,300	—	—	168,300
Contractual interest on convertible senior unsecured notes	11,360	5,680	—	—	17,040
Securitized debt(2)	169,245	—	1,370,691	687,449	2,227,385
Contractual interest on securitized debt(3)	79,427	153,276	111,179	496,127	840,009
Total	$626,652	$330,294	$1,481,870	$1,183,576	$3,622,392

(1)The table above does not include amounts due under the Management Agreement (as defined herein) with our Manager, as those obligations do not have fixed and determinable payments.
(2)The securitized debt is non-recourse to us and can only be settled with the loans that serve as collateral. The collateral for the securitized debt has a principal balance of $2.3 billion. Assumes entire outstanding principal balance at June 30, 2021 is paid at maturity.
(3)For variable rate debt, the one month LIBOR rate as of June 30, 2021 of 0.1% was used to calculate the contractual interest.

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

Credit Risk

We are subject to varying degrees of credit risk in connection with our assets. We are exposed to the risk of potential credit losses from general credit spread widening related to instruments that make up most of our current portfolio. As part of the risk management process, our Manager uses detailed proprietary models, applicable to evaluate, depending on the asset class, house price appreciation and depreciation by region, prepayment speeds and foreclosure/default frequency, cost and timing. If our Manager determines that the proposed investment can meet the appropriate risk and return criteria as well as complement our existing portfolio, the investment will undergo a more thorough analysis. Investments are evaluated and decisions are made following a bottom-up credit analysis and specific relevant risk assumptions.

As of June 30, 2021, four of our counterparties that we had outstanding repurchase agreement borrowings held collateral which we posted as security for such borrowings in excess of 5% of our stockholders’ equity.  Prior to entering into a repurchase agreement with any particular institution, our Manager does a thorough review of such potential counterparty.  Such review, however, does not assure the creditworthiness of such counterparty nor that the financial wherewithal of the counterparty will not deteriorate in the future.

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

The sensitivity analysis table presented below shows the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments, including interest rate swaps, Interest-Only Strips, and net interest income at June 30, 2021, assuming a static portfolio of assets. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our Manager’s expectations. The analysis presented utilizes our Manager’s assumptions, models and estimates, which are based on our Manager’s judgment and experience.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+1.00%	1.58%	(0.61)%
+0.50%	1.51%	(0.31)%
-0.50%	1.47%	0.27%
-1.00%	1.43%	0.43%

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

Certain assumptions have been made in connection with the calculation of the information set forth in the table above and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes.  The base interest rate scenario assumes interest rates at June 30, 2021.  The analysis presented utilizes assumptions and estimates based on our Manager’s judgment and experience.  Furthermore, while we generally expect to retain such assets and the associated interest rate risk, future purchases and sales of assets could materially change our interest rate risk profile.

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

Real Estate Risk
Residential and commercial property values are subject to volatility and may be adversely affected by a number of factors, including, but not limited to: national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions (such as the supply of housing stock); changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; and retroactive changes to building or similar codes. In addition, the COVID 19 pandemic decreases in property values in the retail and the hospitality sectors since these sectors were more affected by health related shutdowns. There remains uncertainty around the timing and extent of a recovery in the performance in these property types and the reduction in value of the collateral and the potential proceeds available to a borrower to repay our loans, may cause us to suffer further losses.

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

We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of June 30, 2021. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

No change occurred in our internal control over financial reporting (as defined in Rule13a-15(f) and Rule 15d-15(f) of the Exchange Act) during the three months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  Legal Proceedings

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business.  As of June 30, 2021, the Company was not involved in any material legal proceedings.

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020; (ii) the Consolidated Statements of Operations for the three and six months ended June 30, 2021 and 2020; (iii) the Consolidated Statements of Changes in Equity for the three and six months ended June 30, 2021 and 2020; (iv) the Consolidated Statements of Cash Flows for the three and six months ended June 30, 2021 and 2020; and (v) the Notes to Consolidated Financial Statements.

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

August 4, 2021

By:	/s/ LISA MEYER

Lisa Meyer
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

August 4, 2021