Form 10-Q
period 2021-09-30
Western Asset Mortgage Capital Corp
filed 2021-11-05
CIK 1465885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
 For the quarterly period ended September 30, 2021

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

As of November 3, 2021 there were 60,859,913 shares, par value $0.01, of the registrant’s common stock outstanding.

Part I
ITEM I. Financial Statements

Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands—except share and per share data)
(Unaudited)

	September 30, 2021	December 31, 2020
Assets:
Cash and cash equivalents	$63,916	$31,613
Restricted cash	260	76,132
Agency mortgage-backed securities, at fair value ($1,342 and $1,708 pledged as collateral, at fair value, respectively)	1,342	1,708
Non-Agency mortgage-backed securities, at fair value ($153,460 and $167,970 pledged as collateral, at fair value, respectively)	162,661	189,462
Other securities, at fair value ($52,093 and $48,754 pledged as collateral, at fair value, respectively)	52,093	48,754
Residential Whole Loans, at fair value ($949,417 and $1,008,782 pledged as collateral, at fair value, respectively)	949,417	1,008,782
Residential Bridge Loans ($5,960 and $12,813 at fair value and $5,960 and $12,960 pledged as collateral, respectively)	5,960	13,916
Securitized commercial loans, at fair value	1,377,005	1,605,335
Commercial Loans, at fair value ($101,271 and $310,523 pledged as collateral, at fair value, respectively)	128,766	310,523
Investment related receivable	27,586	30,576
Interest receivable	10,726	13,568
Due from counterparties	2,842	2,327
Derivative assets, at fair value	94	161
Other assets	46,676	3,152
Total Assets (1)	$2,829,344	$3,336,009

Liabilities and Equity:
Liabilities:
Repurchase agreements, net	$483,268	$356,923
Convertible senior unsecured notes, net	126,632	170,797
Securitized debt, net ($1,365,494 and $1,553,722 at fair value and $185,666 and $215,753 held by affiliates, respectively)	1,970,513	2,446,012
Interest payable (includes $712 and $784 on securitized debt held by affiliates, respectively)	7,763	12,006
Due to counterparties	—	321
Derivative liability, at fair value	562	656
Accounts payable and accrued expenses	2,965	2,686
Payable to affiliate	3,133	3,171
Dividend payable	3,651	3,649
Other liabilities	8,804	84,674
Total Liabilities (2)	2,607,291	3,080,895

Commitments and contingencies

Stockholders’ Equity:
Common stock: $0.01 par value, 500,000,000 shares authorized, 60,859,913 and 60,812,701 outstanding, respectively	609	609
Preferred stock, $0.01 par value, 100,000,000 shares authorized and no shares outstanding	—	—
Treasury stock, at cost, 100,000 and 100,000 shares held, respectively	(578)	(578)
Additional paid-in capital	917,963	915,458
Retained earnings (accumulated deficit)	(707,808)	(660,377)
Total Stockholders’ Equity	210,186	255,112
Non-controlling interest	11,867	2
Total Equity	222,053	255,114
Total Liabilities and Equity	$2,829,344	$3,336,009
 See notes to unaudited consolidated financial statements.
Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Balance Sheets (Continued)
(in thousands — except share and per share data)
(Unaudited)

	September 30, 2021	December 31, 2020
(1) Assets of consolidated VIEs included in the total assets above:
Cash and cash equivalents	$9,245	$—
Restricted cash	260	76,132
Residential Whole Loans, at fair value ($949,417 and $1,008,782 pledged as collateral, at fair value, respectively)	949,417	1,008,782
Residential Bridge Loans ($5,960 and $11,858 at fair value and $5,960 and $12,960 pledged as collateral, respectively)	5,960	12,960
Securitized commercial loans, at fair value	1,377,005	1,605,335
Commercial Loans, at fair value ($14,362 and $68,466 pledged as collateral, at fair value, respectively)	14,362	68,466
Investment related receivable	24,224	27,987
Interest receivable	9,433	10,936
Other assets	80	80
Total assets of consolidated VIEs	$2,389,986	$2,810,678

(2) Liabilities of consolidated VIEs included in the total liabilities above:
Securitized debt, net ($1,365,494 and $1,553,722 at fair value and $185,666 and $215,753 held by affiliates, respectively)	$1,970,513	$2,446,012
Interest payable (includes $712 and $784 on securitized debt held by affiliates, respectively)	6,519	7,882
Accounts payable and accrued expenses	49	89
Other liabilities	260	76,132
Total liabilities of consolidated VIEs	$1,977,341	$2,530,115

See notes to unaudited consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Statements of Operations
(in thousands—except share and per share data)
(Unaudited)

	For the three months ended September 30, 2021	For the three months ended September 30, 2020	For the nine months ended September 30, 2021	For the nine months ended September 30, 2020
Net Interest Income
Interest income	$40,141	$43,970	$127,353	$130,310
Interest expense (includes $3,564, $2,647, $10,919 and $5,203 on securitized debt held by affiliates, respectively)	32,978	33,853	104,352	94,376
Net Interest Income	7,163	10,117	23,001	35,934

Other Income (Loss)
Realized gain (loss), net	(1,526)	718	(7,367)	82,944
Unrealized gain (loss), net	(6,003)	54,690	(39,271)	(225,381)
Gain (loss) on derivative instruments, net	515	(88)	716	(197,922)
Other, net	277	(31)	449	385
Other Income (Loss)	(6,737)	55,289	(45,473)	(339,974)

Expenses
Management fee to affiliate	1,502	1,513	4,469	3,016
Financing fee	—	—	—	20,540
Other operating expenses	1,306	1,198	2,126	2,994
General and administrative expenses:
Compensation expense	626	716	1,985	2,070
Professional fees	947	827	2,864	3,848
Other general and administrative expenses	747	1,138	2,793	2,263
Total general and administrative expenses	2,320	2,681	7,642	8,181
Total Expenses	5,128	5,392	14,237	34,731

Income (loss) before income taxes	(4,702)	60,014	(36,709)	(338,771)
Income tax provision (benefit)	(218)	205	(19)	367
Net income (loss)	(4,484)	59,809	(36,690)	(339,138)
Net income (loss) attributable to non-controlling interest	(271)	2	(267)	6
Net income (loss) attributable to common stockholders and participating securities	$(4,213)	$59,807	$(36,423)	$(339,144)

Net income (loss) per Common Share — Basic	$(0.07)	$0.98	$(0.60)	$(6.02)
Net income (loss) per Common Share — Diluted	$(0.07)	$0.98	$(0.60)	$(6.02)

.
See notes to unaudited consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Statements of Changes in Equity
(in thousands—except shares and share data)
(Unaudited)

	Three Months Ended September 30, 2021
	Common Stock Outstanding		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Stockholders' Equity	Non-Controlling Interest	Total Equity
	Shares	Par
Balance at June 30, 2021	60,812,701	$609	$915,782	$(699,920)	$(578)	$215,893	$2	$215,895
Equity contributions	—	—	—	—	—	—	12,138	12,138
Equity component of convertible senior unsecured notes	—	—	2,060	—	—	2,060	—	2,060
Exchange of phantom stock to common stock	47,212	—	—	—	—	—	—	—
Offering costs	—	—	(68)	—	—	(68)	—	(68)
Vesting of restricted stock	—	—	165	—	—	165	—	165
Net loss	—	—	—	(4,213)	—	(4,213)	(271)	(4,484)
Dividends declared on non-controlling interest	—	—	—	—	—	—	(2)	(2)
Dividends declared on common stock	—	—	24	(3,675)	—	(3,651)	—	(3,651)
Balance at September 30, 2021	60,859,913	$609	$917,963	$(707,808)	$(578)	$210,186	$11,867	$222,053

	Three Months Ended September 30, 2020
	Common Stock Outstanding		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Stockholders' Equity	Non-Controlling Interest	Total Equity
	Shares	Par
Balance at June 30, 2020	59,458,617	$595	$911,488	$(724,252)	$(578)	$187,253	$2	$187,255
Exchange of convertible senior unsecured notes	1,354,084	14	3,574	—	—	3,588	—	3,588
Vesting of restricted stock	—	—	182	—	—	182	—	182
Net income	—	—	—	59,807	—	59,807	2	59,809
Dividends declared on non-controlling interest	—	—	—	—	—	—	(2)	(2)
Dividends declared on common stock	—	—	14	(3,055)	—	(3,041)		(3,041)
Balance at September 30, 2020	60,812,701	$609	$915,258	$(667,500)	$(578)	$247,789	$2	$247,791

	Nine Months Ended September 30, 2021
	Common Stock Outstanding		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Stockholders' Equity	Non-Controlling Interest
	Shares	Par						Total
Balance at December 31, 2020	60,812,701	$609	$915,458	$(660,377)	$(578)	$255,112	$2	$255,114
Equity contributions	—	—	—	—	—	—	12,138	12,138
Equity component of convertible senior unsecured notes	—	—	2,060	—	—	2,060	—	2,060
Exchange of phantom stock to common stock	47,212	—	—	—	—	—	—	—
Offering costs	—	—	(68)	—	—	(68)	—	(68)
Vesting of restricted stock	—	—	454	—	—	454	—	454
Net loss	—	—	—	(36,423)	—	(36,423)	(267)	(36,690)
Dividends declared on non-controlling interest	—	—	—	—	—	—	(6)	(6)
Dividends declared on common stock	—	—	59	(11,008)	—	(10,949)	—	(10,949)
Balance at September 30, 2021	60,859,913	$609	$917,963	$(707,808)	$(578)	$210,186	$11,867	$222,053

	Nine Months Ended September 30, 2020
	Common Stock Outstanding		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Stockholders' Equity	Non-Controlling Interest
	Shares	Par						Total
Balance at December 31, 2019	53,523,876	$535	$889,227	$(325,301)	$—	$564,461	$—	$564,461
Proceeds from public offerings of common stock	6,034,741	60	22,297	—	—	22,357	—	22,357
Offering costs	—	—	(371)	—	—	(371)	—	(371)
Proceeds from non-controlling interest, net of offering costs	—	—	—	—	—	—	2	2
Exchange of convertible senior notes	1,354,084	14	3,574	—	—	3,588	—	3,588
Vesting of restricted stock	—	—	517	—	—	517	—	517
Treasury stock	(100,000)	—	—	—	(578)	(578)	—	(578)
Net loss	—	—	—	(339,144)	—	(339,144)	6	(339,138)
Dividends declared on non-controlling interest	—	—	—	—	—	—	(6)	(6)
Dividends declared on common stock	—	—	14	(3,055)	—	(3,041)	—	(3,041)
Balance at September 30, 2020	60,812,701	$609	$915,258	$(667,500)	$(578)	$247,789	$2	$247,791

See notes to unaudited consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows (in thousands)
(Unaudited)

	For the nine months ended September 30, 2021	For the nine months ended September 30, 2020
Cash flows from operating activities:
Net loss	$(36,690)	$(339,138)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Premium amortization and (discount accretion), net	145	5,291
Interest income earned added to principal of investments	(310)	(647)
Amortization of deferred financing costs	3,935	2,165
Amortization of discount on convertible senior unsecured notes	712	830
Restricted stock amortization	453	517
Interest payments and basis recovered on MAC interest rate swaps	—	202
Premium on purchase of Residential Whole Loans	(10,281)	(3,858)
Unrealized loss, net	39,271	225,381
Realized (gain) loss on extinguishment of convertible senior notes	1,337	(1,258)
Realized (gain) loss on sale of real estate owned ("REO")	(54)	680
Unrealized loss on derivative instruments, net	97	4,122
Realized (gain) loss on investments, net	6,084	(82,366)
Loss on derivatives, net	—	13,133
Changes in operating assets and liabilities:
Interest receivable	2,496	5,312
Investment related receivable	(704)	—
Other assets	(973)	(1,933)
Interest payable	(4,243)	(6,161)
Accounts payable and accrued expenses	60	804
Payable to affiliate	(38)	1,107
Other liabilities	1	20,540
Net cash provided by (used in ) in operating activities	1,298	(155,277)
Cash flows from investing activities:
Purchase of securities	—	(320,996)
Proceeds from sale of securities	—	2,216,830
Proceeds from sale of REO	738	2,491
Principal repayments and basis recovered on securities	14,685	32,401
Purchase of Residential Whole Loans	(233,041)	(109,480)
Proceeds from sale of Residential Whole Loans	—	144,258
Principal repayments on Residential Whole Loans	313,661	210,097
Principal repayments on commercial loans	103,272	37,728
Principal repayments on securitized commercial loans	354,202	211,205
Principal repayments on Residential Bridge Loans	7,052	16,759
Premium for credit default swaps, net	—	(14,028)
Net settlements of TBAs	—	(2,430)
Interest payments and basis recovered on MAC interest rate swaps	—	(202)
Due from counterparties	50	2,160
Premium for interest rate swaptions, net	—	80
Net cash provided by investing activities	560,619	2,426,873

Cash flows from financing activities:
Proceeds from issuance of common stock	—	22,357
Payment of offering costs	(86)	(374)
Repurchase of common stock	—	(578)
Proceeds from issuance of convertible senior unsecured notes	86,250	—
Payments on extinguishment of convertible senior unsecured notes	(128,645)	—

Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Continued) (in thousands)
(Unaudited)

	For the nine months ended September 30, 2021	For the nine months ended September 30, 2020
Proceeds from offering to non-controlling interest, net of offering costs	—	2
Proceeds from repurchase agreement borrowings	2,527,530	9,149,204
Repayments of repurchase agreement borrowings	(2,403,068)	(11,615,203)
Proceeds from securitized debt	—	460,787
Repayments of securitized debt	(597,221)	(366,828)
Payments made for deferred financing costs	(2,536)	(3,145)
Due from counterparties, net	(565)	95,595
Due to counterparties, net	(321)	(692)
Increase (decrease) in other liabilities	(75,873)	42,634
Dividends paid on common stock	(10,947)	(16,592)
Dividends paid to non-controlling interest	(4)	(4)
Net cash used in financing activities	(605,486)	(2,232,837)
Net (decrease) increase in cash, cash equivalents and restricted cash	(43,569)	38,759
Cash, cash equivalents and restricted cash, beginning of period	107,745	84,279
Cash, cash equivalents and restricted cash, end of period	$64,176	$123,038

Supplemental disclosure of operating cash flow information:
Interest paid	$87,658	$90,885
Income taxes paid	$192	$810
Supplemental disclosure of non-cash financing/investing activities:
Underwriting and offering costs payable	$6	$—
Principal payments of securities, not settled	$—	$44
Assets of deconsolidated VIE	$—	$(150,804)
Liabilities of deconsolidated VIE	$—	$143,952
Mortgage-backed securities recorded upon deconsolidation	$—	$6,852
Assets of consolidated VIE	$—	$1,245,287
Liabilities of consolidated VIE	$—	$(1,231,549)
Mortgage-backed securities derecognized upon VIE consolidation	$—	$(13,737)
Dividends and distributions declared, not paid	$3,651	$3,041
Dividends to non-controlling interest, not paid	$2	$2
Principal payments of Residential Whole Loans, not settled	$22,621	$16,097
Principal payments of Residential Bridge Loans, not settled	$1,715	$2,720
Other assets - Transfer of Bridge Loans to REO	$752	$419
Other assets - Transfer of Commercial Loans to REO	$30,345	$—
Other assets - Contribution of REO from non-controlling interest	$12,138	$—
Financing fee payable	$—	$(20,540)
Exchange of convertible senior notes for common stock	$—	$3,588

Reconciliation of cash, cash equivalents and restricted cash reported in the Consolidated Balance Sheets:
Cash and cash equivalents	$63,916	$27,459
Restricted cash	260	95,579
Total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$64,176	$123,038

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

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited financial statements and related notes have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial reporting in accordance with Article 10 of Regulation S-X and the instructions to Form 10-Q. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary have been made to state fairly the Company’s financial position, results of operations and cash flows. The results of operations for the period ended September 30, 2021, are not necessarily indicative of the results to be expected for the full year or any future period. These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 5, 2021.

The consolidated financial statements include the accounts of the Company, its wholly-owned and majority-owned subsidiaries, and variable interest entities (“VIEs”) in which it is considered the primary beneficiary.  All intercompany amounts between the Company and its subsidiaries and consolidated VIEs have been eliminated in consolidation.

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

Impact of the COVID-19 Pandemic

Beginning with the quarter ended March 31, 2020, the COVID-19 pandemic, created extensive disruptions to the global economy and the lives of individuals throughout the world. Governments and businesses have taken and are continuing to take unprecedented actions to contain the spread of COVID-19 and to mitigate its effects, including vaccination efforts, face covering mandates, quarantines, travel bans, shelter-in-place orders, closures of businesses and schools, fiscal stimulus, and legislation designed to deliver monetary aid and other relief. The pandemic and related efforts to contain the spread of COVID-19 have disrupted global economic activity, impacted interest rates, increased economic and market uncertainty, disrupted trade and supply chains, and created unprecedented financial market conditions and disruptions. This rapid disruption in the fixed income markets in early 2020 specifically in mortgage markets had an adverse impact on our book value, liquidity, results of operations, and financial position. Although market conditions have improved since the first quarter of 2020, the full impact of COVID-19 on the mortgage REIT industry, credit markets, and consequently, on the Company's financial condition and results of operations for future periods remain uncertain.

While the roll out of vaccines and booster vaccines offer a prospective timeline for recovery, our Manager's view is that it will take some time, if ever, for economic and social conditions to fully rebound. Our Manager's outlook is that (i) the near-term, ii) COVID-19 continues to impact global populations, but the worst of the delta variant is behind us, iii) U.S. and global grow is decelerating from high levels, iv) monetary accommodation will be reduced from crisis levels, v) the bar for the Federal Reserve tightening remains high and is unlikely to be met in 2022, vi) global fiscal stimulus will be sharply reduced, vii) inflation remains challenging but will ease meaningfully during 2022, and viii)rates should remain range-bound in an estimated band of 1.25%-1.75% for 10-year U.S. treasuries.

Significant Accounting Policies

    There have been no significant changes to our accounting policies included in Note 2 to the consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2020, other than the significant accounting policy disclosed below.

Real Estate Owned

REO represents real estate property acquired by the Company through foreclosure and it is classified as held for sale. Upon completion of the foreclosure, the Company initially records the REO at fair value less estimated costs to sell the property. In subsequent periods, REO is reported at the lower of the current carrying amount or fair value less estimated selling costs and it is classified in "Other assets" in the Consolidated Balance Sheets. Gains/losses recognized on foreclosure as well as realized gains/losses on the disposition of REO are reported by the Company in "Realized gain (loss), net" in the Consolidated Statements of Operations.

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
	January 1, 2022.	The Company evaluated the impact this standard may have on its consolidated financial statements and does not believe it will have a material impact on its financial statements due to the limited nature of such transactions.
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
	March 12, 2020 through December 31, 2022	The Company may elect to adopt the amendments in ASU 2020-04 and ASU 2021-1 at any time after March 12, 2020 but not later than December 31, 2022. Currently, the Company's contracts that are referenced to LIBOR have not been affected by the amendments in these updates. The Company is in the process of evaluating the guidance and the other optional expedients, and the effect on the company's financial statements has not yet been determined

Note 3 — Fair Value of Financial Instruments

The following tables present the Company’s financial instruments carried at fair value as of September 30, 2021 and December 31, 2020, based upon the valuation hierarchy (dollars in thousands):

	September 30, 2021
	Fair Value
	Level I	Level II	Level III	Total
Assets
Agency RMBS Interest-Only Strips	$—	$—	$134	$134
Agency RMBS Interest-Only Strips accounted for as derivatives, included in MBS	—	—	1,208	1,208
Subtotal Agency MBS	—	—	1,342	1,342

Non-Agency CMBS	—	119,861	14,789	134,650
Non-Agency RMBS	—	25,731	—	25,731
Non-Agency RMBS Interest-Only Strips	—	—	2,280	2,280
Subtotal Non-Agency MBS	—	145,592	17,069	162,661

Other securities	—	52,093	—	52,093
Total mortgage-backed securities and other securities	—	197,685	18,411	216,096

Residential Whole Loans	—	—	949,417	949,417
Residential Bridge Loans	—	—	5,960	5,960
Securitized commercial loans	—	—	1,377,005	1,377,005
Commercial Loans	—	—	128,766	128,766
Derivative assets	—	94	—	94
Total Assets	$—	$197,779	$2,479,559	$2,677,338

Liabilities
Derivative liabilities	$—	$562	$—	$562
Securitized debt	—	1,350,574	14,920	1,365,494
Total Liabilities	$—	$1,351,136	$14,920	$1,366,056

	December 31, 2020
	Fair Value
	Level I	Level II	Level III	Total
Assets
Agency RMBS Interest-Only Strips	$—	$—	$143	$143
Agency RMBS Interest-Only Strips accounted for as derivatives, included in MBS	—	—	1,565	1,565
Subtotal Agency MBS	—	—	1,708	1,708

Non-Agency CMBS	—	155,093	8,988	164,081
Non-Agency RMBS	—	—	21,416	21,416
Non-Agency RMBS Interest-Only Strips	—	—	3,965	3,965
Subtotal Non-Agency MBS	—	155,093	34,369	189,462

Other securities	—	40,161	8,593	48,754
Total mortgage-backed securities and other securities	—	195,254	44,670	239,924

Residential Whole Loans	—	—	1,008,782	1,008,782
Residential Bridge Loans	—	—	12,813	12,813
Securitized commercial loan	—	—	1,605,335	1,605,335
Commercial Loans	—	—	310,523	310,523
Derivative assets	—	161	—	161
Total Assets	$—	$195,415	$2,982,123	$3,177,538

Liabilities
Derivative liabilities	$—	$656	$—	$656
Securitized debt	—	1,538,304	15,418	1,553,722
Total Liabilities	$—	$1,538,960	$15,418	$1,554,378

When available, the Company uses quoted market prices to determine the fair value of an asset or liability. If quoted market prices are not available, the Company will use independent pricing services, and if the independent pricing service cannot price a particular asset or liability, the Company will obtain third party broker quotes.  The Manager’s pricing group, which functions independently from its portfolio management personnel, reviews the third party broker quotes by comparing the broker quotes for reasonableness to alternate sources when available.  If independent pricing services or third party broker quotes, are not available, the Company determines the fair value of the securities using valuation techniques that use, when possible, current market-based or independently sourced market parameters, such as interest rates and when applicable, estimates of prepayments and credit losses.

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

During the quarter ended September 30, 2021, the independent third party pricing service used a combination of recent loan trades and recent residential whole loans securitization transactions adjusted for deal cost and liquidity premium, to form their opinion on the appropriate discount rate.

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

Derivatives

Values for the Company's derivatives are based upon prices from third party pricing services, whose pricing is subject to review by the Manager’s pricing committee. In valuing its over-the-counter interest rate derivatives, such as swaps and swaptions, its currency derivatives, such as swaps and forwards and credit derivatives such as total return swaps, the Company considers the creditworthiness of both the Company and its counterparties, along with collateral provisions contained in each derivative agreement, from the perspective of both the Company and its counterparties. No credit valuation adjustment was made in determining the fair value of interest rate derivatives and/or futures contracts for the periods ended September 30, 2021 and December 31, 2020.

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
The following tables present a summary of the available quantitative information about the significant unobservable inputs used in the fair value measurement of financial instruments for which the Company has utilized Level III inputs to determine fair value as of September 30, 2021 and December 31, 2020 (dollars in thousands):

	Fair Value at			Range
	September 30, 2021	Valuation Technique	Unobservable Input	Minimum	Maximum		Weighted Average

Residential Whole Loans	$949,417	Discounted Cash Flow	Market Discount Rate	2.0%	7.5%		3.2%
			Weighted Average Life	1.1	8.6		2.9
Residential Bridge Loans	$5,960	Discounted Cash Flow	Market Discount Rate	9.7%	26.3%	(1)	16.8%
			Weighted Average Life	0.3	3.3		2.2
Commercial Loans	$128,766	Discounted Cash Flow	Market Discount Rate	4.2%	22.0%		9.1%
			Weighted Average Life	0.8	2.4		1.3

	Fair Value at			Range
	December 31, 2020	Valuation Technique	Unobservable Input	Minimum	Maximum		Weighted Average

Residential Whole Loans	$1,008,782	Discounted Cash Flow	Market Discount Rate	2.1%	7.5%		4.1%
			Weighted Average Life	1.5	8.4		2.9
Residential Bridge Loans	$12,813	Discounted Cash Flow	Market Discount Rate	8.0%	35.2%	(1)	18.0%
			Weighted Average Life	0.3	2.6		1.3
Commercial Loans	$310,523	Discounted Cash Flow	Market Discount Rate	6.3%	18.4%		10.5%
			Weighted Average Life	0.5	1.9		0.7

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

The following tables present additional information about the Company’s financial instruments which are measured at fair value on a recurring basis for which the Company has utilized Level III inputs to determine fair value:

	Three months ended September 30, 2021
$ in thousands	Agency MBS	Non-Agency MBS	Residential Whole Loans	Residential Bridge Loans	Commercial Loans	Securitized commercial loans	Securitized debt
Beginning balance	$1,501	$11,803	$801,503	$7,471	$267,203	$1,595,077	$14,937
Transfers into Level III from Level II	—	5,683	—	—	—	—	—
Transfers from Level III into Level II	—	—	—	—	—	—	—
Purchases	—	—	232,993	—	—	—	—
Transfers to REO	—	—	—	(68)	(30,000)	—	—
Loan modifications / capitalized interest	—	—	34	—	—	—	—
Principal repayments	—	—	(80,607)	(1,575)	(102,969)	(214,545)	—
Total net gains / losses included in net income
Realized gains/(losses), net on assets	—	—	—	(3)	—	—	—
Unrealized gains/(losses), net on assets(1)	(93)	(399)	(3,074)	154	(5,495)	(9,617)	—
Unrealized (gains)/losses, net on liabilities(2)	—	—	—	—	—	—	1,103
Premium and discount amortization, net	(66)	(18)	(1,432)	(19)	27	6,090	(1,120)
Ending balance	$1,342	$17,069	$949,417	$5,960	$128,766	$1,377,005	$14,920

Unrealized gains/(losses), net on assets held at the end of the period(1)	$(93)	$(399)	$(1,055)	$36	$(5,479)	$(12,336)	$—
Unrealized gains/(losses), net on liabilities held at the end of the period(2)	$—	$—	$—	$—	$—	$—	$(1,121)

	Three months ended September 30, 2020
$ in thousands	Agency MBS	Non-Agency MBS	Other Securities	Residential Whole Loans	Residential Bridge Loans	Commercial Loans	Securitized commercial loan	Securitized debt
Beginning balance	$1,975	$33,984	$8,695	$1,124,051	$24,171	$323,474	$465,694	$31
Transfers into Level III from Level II	—	—	—	—	—	—	—	—
Transfers from Level III into Level II	—	—	—	—	—	—	—	—
Sales and settlements	—	—	—	—	—	—	—	—
Transfers to REO	—	—	—	—	—	—	—	—
VIE consolidation	—	—	—	—	—	—	1,245,287	17,960
Loan modifications / capitalized interest	—	—	—	607	—	33	—	—
Principal repayments	—	(97)	—	(74,818)	(7,942)	(91)	(32,560)	—
Total net gains / losses included in net income			0
Realized gains/(losses), net on assets	—	—	—	—	(288)	—	—	—
Unrealized gains/(losses), net on assets(1)	61	950	(188)	48,108	412	2,195	4,567	—
Unrealized (gains)/losses, net on liabilities(2)	—	—	—	—	—	—	—	122
Premium and discount amortization, net	(183)	(91)	6	(951)	(20)	40	4,557	(746)
Ending balance	$1,853	$34,746	$8,513	$1,096,997	$16,333	$325,651	$1,687,545	$17,367

Unrealized gains/(losses), net on assets held at the end of the period(1)	$61	$950	$(188)	$45,948	$29	$2,195	$4,567	$—
Unrealized gains/(losses), net on liabilities held at the end of the period(2)	$—	$—	$—	$—	$—	$—	$—	$(122)

	Nine months ended September 30, 2021
$ in thousands	Agency MBS	Non-Agency MBS	Other Securities	Residential Whole-Loans	Residential Bridge Loans	Commercial Loans	Securitized commercial loan	Securitized debt
Beginning balance	$1,708	$34,369	$8,593	$1,008,782	$12,813	$310,523	$1,605,335	$15,418
Transfers into Level III from Level II	—	5,683	—	—	—	—	—	—
Transfers from Level III into Level II	—	(23,370)	(10,306)	—	—	—	—	—
Purchases	—	—	—	241,417	—	—	—	—
Transfers to REO	—	—	—	—	(752)	(30,000)	—	—
Loan modifications / capitalized interest	—	—	—	311	—	—	—	—
Principal repayments	—	(256)	—	(307,543)	(6,542)	(103,272)	(354,202)	—
Total net gains / losses included in net income
Realized gains/(losses), net on assets	—	—	—	—	(155)	—	—	—
Unrealized gains/(losses), net on assets(1)	(109)	868	1,657	13,160	617	(48,630)	107,423	—
Unrealized (gains)/losses, net on liabilities(2)	—	—	—	—	—	—	—	2,810
Premium and discount amortization, net	(257)	(225)	56	(6,710)	(21)	145	18,449	(3,308)
Ending balance	$1,342	$17,069	$—	$949,417	$5,960	$128,766	$1,377,005	$14,920

Unrealized gains/(losses), net on assets held at the end of the period(1)	$(109)	$(1,434)	$—	$13,702	$(60)	$(48,630)	$92,424	$—
Unrealized gains/(losses), net on liabilities held at the end of the period(2)	$—	$—	$—	$—	$—	$—	$—	$(2,357)

	Nine months ended September 30, 2020
$ in thousands	Agency MBS	Non-Agency MBS	Other Securities	Residential Whole-Loans	Residential Bridge Loans	Commercial Loans	Securitized commercial loan	Securitized debt
Beginning balance	$15,915	$45,814	$17,196	$1,375,860	$33,269	$370,213	$909,040	$1,057
Transfers into Level III from Level II	—	—	—	—	—	—	—	—
Transfers from Level III into Level II	—	—	(6,482)	—	—	—	—	—
Purchases	—	—	—	103,758	—	—	—	—
Sales and settlements	(11,529)	(12,658)	—	(144,259)	—	—	—	—
Transfers to REO	—	—	—	—	(419)	—	—	—
VIE consolidation	—	—	—	—	—	—	1,245,287	17,960
VIE deconsolidation	—	6,852	—	—	—	—	(150,804)	—
Loan modifications / capitalized interest	—	—	—	614	—	33	—	—
Principal repayments	—	(628)	(154)	(199,655)	(15,821)	(37,728)	(211,204)	—
Total net gains / losses included in net income
Realized gains/(losses), net on assets	1,528	(60)	—	(10,511)	(346)	—	—	—
Unrealized gains/(losses), net on assets(1)	(2,594)	(3,633)	(2,025)	(25,766)	(290)	(7,218)	(109,683)	—
Unrealized (gains)/losses, net on liabilities(2)	—	—	—	—	—	—	—	(432)
Premium and discount amortization, net	(1,467)	(941)	(22)	(3,044)	(60)	351	4,909	(1,218)
Ending balance	$1,853	$34,746	$8,513	$1,096,997	$16,333	$325,651	$1,687,545	$17,367

Unrealized gains/(losses), net on assets held at the end of the period(1)	$(601)	$(3,403)	$(675)	$(18,880)	$(618)	$(7,218)	$(50,517)	$—
Unrealized gains/(losses), net on liabilities held at the end of the period(2)	$—	$—	$—	$—	$—	$—	$—	$432

(1)Gains and losses are included in "Unrealized gain (loss), net" in the Consolidated Statements of Operations.
(2)Gains and losses on securitized debt are included in "Unrealized gain (loss), net" in the Consolidated Statements of Operations.

Transfers between hierarchy levels for the three and nine months ended September 30, 2021 and September 30, 2020 were based on the availability of sufficient observable inputs. Movements from Level II to Level III was based on the back-testing of historical sales transactions performed by the Manager, which did not provide sufficient observable data to meet Level II versus Level III criteria, resulting in the movement from Level II to Level III. Movements from Level III to Level II was based on information received from a third party pricing service which, along with the back-testing of historical sales transactions performed by the Manager, provided the sufficient observable data for the movement from Level III to Level II. The Company did not have transfers between either Level I and Level II or Level I and Level III for the three and nine months ended September 30, 2021 and September 30, 2020.

Other Fair Value Disclosures

Certain Residential Bridge Loans, repurchase agreement borrowings, convertible senior unsecured notes and securitized debt are not carried at fair value in the consolidated financial statements. The following table presents the carrying value and estimated fair value of the Company’s financial instruments that are not carried at fair value as of September 30, 2021 and December 31, 2020 in the consolidated financial statements (dollars in thousands):

	September 30, 2021		December 31, 2020
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets
Residential Bridge Loans	N/A	N/A	$1,103	$1,095
Total	$—	$—	$1,103	$1,095

Liabilities
Borrowings under repurchase agreements	$483,268	$481,009	$356,923	$359,799
Convertible senior unsecured notes	126,632	133,365	170,797	155,129
Securitized debt(1)	610,900	618,553	899,207	922,362
Total	$1,220,800	$1,232,927	$1,426,927	$1,437,290

(1) Carrying value excludes $5.9 million and $6.9 million of deferred financing costs as of September 30, 2021 and December 31, 2020, respectively.

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

Securitized debt

Values for the Company's securitized debt, related to the securitization of a portion of its Residential Whole Loans, are based upon prices obtained from independent third party pricing services. The valuation methodology of the third party pricing services incorporates market information and commonly used market pricing methods, which include actual trades and quoted prices for similar or identical instruments. In determining the proper fair value hierarchy or level, the Company considers the amount of available observable market data for each security. Since the securitized debt represents traded debt securities, the Manager's pricing team reviews the trade activity during the quarter for each security to determine the appropriate level within the fair value hierarchy. If there is sufficient trade data above a predetermined threshold, the Manager determines it has sufficient observable market data and the debt security will be categorized as a Level II. If there is not sufficient observable market data the debt security will be categorized as a Level III. At September 30, 2021, there was not sufficient observable market data for the debt to be classified as a Level II, accordingly it was classified as a Level III.

Note 4 – Mortgage-Backed Securities and other securities

The following tables present certain information about the Company’s investment portfolio at September 30, 2021 and December 31, 2020 (dollars in thousands):

	September 30, 2021
	Principal Balance	Unamortized Premium (Discount), net	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Net Weighted Average Coupon
Agency RMBS Interest-Only Strips (1)(2)	N/A	N/A	$63	$71	$—	$134	1.4%
Agency RMBS Interest-Only Strips, accounted for as derivatives (1) (2)	N/A	N/A	N/A	N/A	N/A	1,208	1.3%
Total Agency MBS	—	—	63	71	—	1,342	1.3%

Non-Agency RMBS	36,879	(14,437)	22,442	3,327	(38)	25,731	4.3%
Non-Agency RMBS Interest- Only Strips (1)	N/A	N/A	5,742	—	(3,462)	2,280	0.3%
Subtotal Non-Agency RMBS	36,879	(14,437)	28,184	3,327	(3,500)	28,011	0.9%
Non-Agency CMBS	212,440	(15,474)	196,966	2,414	(64,730)	134,650	5.0%
Total Non-Agency MBS	249,319	(29,911)	225,150	5,741	(68,230)	162,661	2.9%

Other securities (3)	51,269	(8,046)	48,066	4,198	(171)	52,093	5.3%
Total	$300,588	$(37,957)	$273,279	$10,010	$(68,401)	$216,096	3.0%

	December 31, 2020
	Principal Balance	Unamortized Premium (Discount), net	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Net Weighted Average Coupon(4)
Agency RMBS Interest-Only Strips (1)	N/A	N/A	$89	$54	$—	$143	2.1%
Agency RMBS Interest-Only Strips, accounted for as derivatives (1) (2)	N/A	N/A	N/A	N/A	N/A	1,565	2.6%
Total Agency MBS	—	—	89	54	—	1,708	2.5%

Non-Agency RMBS	38,112	(14,649)	23,463	451	(2,498)	21,416	1.6%
Non-Agency RMBS Interest- Only Strips (1)	N/A	N/A	6,271	—	(2,306)	3,965	0.4%
Subtotal Non-Agency RMBS	38,112	(14,649)	29,734	451	(4,804)	25,381	0.6%
Non-Agency CMBS	235,497	(25,258)	210,239	2,850	(49,008)	164,081	5.0%
Total Non-Agency MBS	273,609	(39,907)	239,973	3,301	(53,812)	189,462	2.4%

Other securities (3)	51,537	(8,239)	49,420	1,152	(1,818)	48,754	4.4%
Total	$325,146	$(48,146)	$289,482	$4,507	$(55,630)	$239,924	2.5%

(1)    IOs and IIOs have no principal balances and bear interest based on a notional balance.  The notional balance is used solely to determine interest distributions on interest-only class of securities.  At September 30, 2021, the notional balance for Agency RMBS IOs and IIOs, Non-Agency RMBS IOs and IIO and Agency RMBS IOs and IIOs, accounted for as derivatives was $3.0 million, $200.1 million and $17.6 million, respectively.  At December 31, 2020, the notional balance for Agency RMBS IOs and IIOs, Non-Agency RMBS IOs and IIOs and Agency RMBS IOs and IIOs, accounted for as derivatives was $3.7 million, $306.0 million and $21.6 million, respectively.
(2)     Interest on these securities is reported as a component of "Gain (loss) on derivative instruments, net" in the Consolidated Statements of Operations.
(3)     Other securities include residual interests in asset-backed securities which have no principal balance and an amortized cost of approximately $4.8 million and $6.1 million, as of September 30, 2021 and December 31, 2020, respectively.
(4)     The calculation of the weighted average coupon rate includes the weighted average coupon rates of IOs and IIOs accounted for as derivatives using their notional amounts.

As of September 30, 2021 and December 31, 2020 the weighted average expected remaining term of the MBS and other securities investment portfolio was 5.6 years and 5.5 years, respectively.

The following tables present the fair value and contractual maturities of the Company’s investment securities at September 30, 2021 and December 31, 2020 (dollars in thousands):

	September 30, 2021
	< or equal to 10 years	> 10 years and < or equal to 20 years	> 20 years and < or equal to 30 years	> 30 years	Total
Agency RMBS Interest-Only Strips	$—	$—	$134	$—	$134
Agency RMBS Interest-Only Strips accounted for as derivatives	—	1,208	—	—	1,208
Subtotal Agency	—	1,208	134	—	1,342

Non-Agency CMBS	80,460	17,856	36,110	224	134,650
Non-Agency RMBS	—	—	10,181	15,550	25,731
Non-Agency RMBS Interest- Only Strips	—	—	142	2,138	2,280
Subtotal Non-Agency	80,460	17,856	46,433	17,912	162,661

Other securities	9,394	4,271	25,935	12,493	52,093
Total	$89,854	$23,335	$72,502	$30,405	$216,096

	December 31, 2020
	< or equal to 10 years	> 10 years and < or equal to 20 years	> 20 years and < or equal to 30 years	> 30 years	Total
Agency RMBS Interest-Only Strips	$—	$—	$143	$—	$143
Agency RMBS Interest-Only Strips accounted for as derivatives	—	1,565	—	—	1,565
Subtotal Agency	—	1,565	143	—	1,708

Non-Agency CMBS	59,724	50,408	53,269	680	164,081
Non-Agency RMBS	—	—	7,958	13,458	21,416
Non-Agency RMBS Interest- Only Strips	—	—	472	3,493	3,965
Subtotal Non-Agency	59,724	50,408	61,699	17,631	189,462

Other securities	7,247	6,203	24,610	10,694	48,754
Total	$66,971	$58,176	$86,452	$28,325	$239,924

The following tables present the gross unrealized losses and estimated fair value of the Company’s MBS and other securities by length of time that such securities have been in a continuous unrealized loss position at September 30, 2021 and December 31, 2020 (dollars in thousands):

	September 30, 2021
	Less than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Non-Agency CMBS	$—	$—	—	$118,859	$(64,730)	24	$118,859	$(64,730)	24
Non-Agency RMBS	—	—	—	216	(38)	1	216	(38)	1
Non-Agency RMBS Interest-Only Strips	—	—	—	2,280	(3,462)	4	2,280	(3,462)	4
Subtotal Non-Agency	—	—	—	121,355	(68,230)	29	121,355	(68,230)	29

Other securities	—	—	—	11,080	(171)	5	11,080	(171)	5
Total	$—	$—	—	$132,435	$(68,401)	34	$132,435	$(68,401)	34

	December 31, 2020
	Less than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Non-Agency CMBS	$102,935	$(33,602)	16	$50,887	$(15,406)	15	$153,822	$(49,008)	31
Non-Agency RMBS	18,242	(2,498)	4	—	—	—	18,242	(2,498)	4
Non-Agency RMBS Interest-Only Strips	3,492	(790)	3	472	(1,516)	1	3,964	(2,306)	4
Subtotal Non-Agency	124,669	(36,890)	23	51,359	(16,922)	16	176,028	(53,812)	39

Other securities	26,365	(1,818)	6	—	—	—	26,365	(1,818)	6
Total	$151,034	$(38,708)	29	$51,359	$(16,922)	16	$202,393	$(55,630)	45

The following tables present components of interest income on the Company’s MBS and other securities for the three and nine months ended September 30, 2021 and September 30, 2020, respectively (dollars in thousands):

	Three months ended September 30, 2021			Three months ended September 30, 2020
	Coupon Interest	Net (Premium Amortization/Amortization Basis) Discount Amortization	Interest Income	Coupon Interest	Net (Premium Amortization/Amortization Basis) Discount Amortization	Interest Income
Agency RMBS	$11	$(7)	$4	$25	$(17)	$8
Non-Agency CMBS	2,621	1,669	4,290	3,500	1,686	5,186
Non-Agency RMBS	609	(240)	369	616	(154)	462
Other securities	1,043	(270)	773	1,723	(1,013)	710
Total	$4,284	$1,152	$5,436	$5,864	$502	$6,366

	Nine months ended September 30, 2021			Nine months ended September 30, 2020
	Coupon Interest	Net (Premium Amortization/Amortization Basis) Discount Amortization	Interest Income	Coupon Interest	Net (Premium Amortization/Amortization Basis) Discount Amortization	Interest Income
Agency CMBS	$—	$—	$—	$11,336	$(636)	$10,700
Agency RMBS	38	(26)	12	2,954	(971)	1,983
Non-Agency CMBS	7,171	6,230	13,401	12,257	4,426	16,683
Non-Agency RMBS	1,762	(704)	1,058	2,349	(1,162)	1,187
Other securities	3,717	(1,214)	2,503	6,565	(3,810)	2,755
Total	$12,688	$4,286	$16,974	$35,461	$(2,153)	$33,308

The following tables present the sales and realized gain (loss) of the Company’s MBS and other securities, excluding Interest-Only Strips accounted for as derivatives, for the three and nine months ended September 30, 2021 and September 30, 2020, respectively (dollars in thousands):

	Three months ended September 30, 2021				Three months ended September 30, 2020
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Non-Agency RMBS	$—	$—	$—	$—	$(44)	$—	$(44)	$(44)
Total	$—	$—	$—	$—	$(44)	$—	$(44)	$(44)

	Nine months ended September 30, 2021				Nine months ended September 30, 2020
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Agency CMBS	$—	$—	$—	$—	$1,668,149	$116,463	$(6,486)	$109,977
Agency RMBS	—	—	—	—	400,948	12,552	(506)	12,046
Non-Agency CMBS(1)	—	—	(5,929)	(5,929)	94,586	1	(22,703)	(22,702)
Non-Agency RMBS	—	—	—	—	12,658	—	(60)	(60)
Other securities	—	—	—	—	35,957	113	(6,223)	(6,110)
Total	$—	$—	$(5,929)	$(5,929)	$2,212,298	$129,129	$(35,978)	$93,151

(1)    Realized loss for the nine months ended September 30, 2021 was attributable to a legacy Non-agency CMBS bond that factored down to zero from a cash shortfall in the securitization.

Unconsolidated CMBS VIEs

The Company’s economic interests held in unconsolidated CMBS VIEs are limited in nature to those of a passive holder of CMBS issued by securitization trusts; the Company was not involved in the design or creation of the securitization trusts. The Company evaluates its CMBS holdings, for potential consolidation of the securitized trust, in which it owns the most subordinate tranche or a portion of the controlling class. As of both September 30, 2021 and December 31, 2020, the Company held seven variable interests in unconsolidated CMBS VIEs, respectively, in which it either owned the most subordinate class or a portion of the controlling class. The Company determined it was not the primary beneficiary and accordingly, the CMBS VIEs were not consolidated in the Company’s consolidated financial statements. As of September 30, 2021 and December 31, 2020, the Company’s maximum exposure to loss from these variable interests did not exceed the carrying value of these investments of $27.5 million and $48.9 million, respectively. These investments are classified in "Non-Agency mortgage-backed securities, at fair value" in the Company’s Consolidated Balance Sheets. Further, as of September 30, 2021 and December 31, 2020, the Company did not guarantee any obligations of unconsolidated entities or enter into any commitment or intent to provide funding to any such entities.

Note 5 — Residential Whole Loans and Bridge Loans

Residential Whole-Loan Trust

The consolidated financial statements include the consolidation of Revolving Mortgage Investment Trust 2015-1QR2 ("RMI 2015 Trust") since it met the definition of a VIE and the Company determined that it was the primary beneficiary of the trust because it was involved in the design of the trust, has oversight rights on defaulted assets and has other significant decision making powers. In addition, the Company has the obligation to absorb losses to the extent of its ownership interest and the right to receive benefits from the trust that could potentially be significant to the trust. RMI 2015 Trust has issued a trust certificate that is wholly-owned by the Company and represents the entire beneficial interest in pools of Non-QM Residential Whole Loans held by the trust. As of September 30, 2021 and December 31, 2020, the Company financed the trust certificate with $236.8 million and $30.2 million, respectively, on long-term financing facility. The financing liability is held outside the trust. The Company classifies the underlying Residential Whole Loans owned by the trust in "Residential Whole Loans, at fair value" in the Consolidated Balance Sheets and has eliminated the intercompany trust certificate in consolidation.

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

Residential Bridge Loan Trust

    In February 2017, The Company formed Revolving Mortgage Investment Trust 2017-BRQ1 ("RMI 2017 Trust") and acquired the trust certificate, which represents the entire beneficial interest in pools of Residential Bridge Loans and certain Residential Whole Loans held by the trust. Residential Bridge Loans are mortgage loans secured by residences, typically short-term. The Company determined that RMI Trust was a VIE and that the Company was the primary beneficiary because it was involved in the design of the trust, has oversight rights on defaulted assets and has other significant decision making powers. In addition, the Company has the obligation to absorb losses to the extent of its ownership interest and the right to receive benefits from the trust that could potentially be significant to the trust. As of September 30, 2021 and December 31, 2020, the Company financed the trust certificate with $7.5 million and $13.4 million, respectively, of repurchase agreement borrowings, which is a liability held outside the trust. The Company classifies both the underlying Residential Bridge Loans carried at amortized cost and the Residential Bridge Loans that it elected the fair value option in "Residential Bridge Loans" and the Residential Whole Loans in "Residential Whole Loans, at fair value" in the Consolidated Balance Sheets. The Company has eliminated the intercompany trust certificate in consolidation.

Consolidated Residential Whole-Loan and Residential Bridge Loan Trusts

The Company assesses modifications to VIEs on an ongoing basis to determine if a significant reconsideration event has occurred that would change the Company’s initial consolidation assessment.  The three consolidated Residential Whole-Loan trusts collectively hold 2,187 Residential Whole Loans and the consolidated Bridge Loan Trust holds 12 Residential Bridge Loans and six Residential Whole Loans as of September 30, 2021.

The following table presents a summary of the assets and liabilities of the consolidated residential whole loan trusts and residential bridge loan trust included in the Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020 (dollars in thousands):

	September 30, 2021	December 31, 2020
Residential Whole Loans, at fair value ($949,417 and $1,008,782 pledged as collateral, at fair value, respectively)	$949,417	$1,008,782
Residential Bridge Loans ($5,960 and $11,858 at fair value and $5,960 and $12,960 pledged as collateral, respectively)	5,960	12,960
Investment related receivable	24,224	27,987
Interest receivable	4,314	4,688
Other assets	80	80
Total assets	$983,995	$1,054,497
Securitized debt, net	$605,019	$892,290
Interest payable	1,524	2,222
Accounts payable and accrued expenses	40	77
Total liabilities	$606,583	$894,589

The Company’s risk with respect to its investment in each residential loan trust is limited to its direct ownership in the trust. The Residential Whole Loans, Residential Bridge Loans and Commercial Loan held by the consolidated trusts are held solely to satisfy the liabilities of the trust, and creditors of the trust have no recourse to the general credit of the Company. The Company is not contractually required and has not provided any additional financial support to the trusts for the three and nine months ended September 30, 2021 and September 30, 2020.

The following table presents the components of the carrying value of Residential Whole Loans and Residential Bridge Loans as of September 30, 2021 and December 31, 2020 (dollars in thousands):

	Residential Whole Loans, at Fair Value		Residential Bridge Loans, at Fair Value(1)		Residential Bridge Loans, at Amortized Cost(1)
	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Principal balance	$908,512	$984,555	$6,654	$14,144	$—	$1,103
Unamortized premium	26,920	24,248	1	3	—	—
Unamortized discount	(1,459)	(1,799)	—	—	—	—
Amortized cost	933,973	1,007,004	6,655	14,147	—	1,103
Gross unrealized gains	19,174	9,282	—	5	N/A	N/A
Gross unrealized losses	(3,730)	(7,504)	(695)	(1,339)	N/A	N/A
Fair value	$949,417	$1,008,782	$5,960	$12,813	N/A	N/A

 (1) These loans are classified in "Residential Bridge Loans" in the Consolidated Balance Sheets.

Residential Whole Loans

The Residential Whole Loans have low LTV's and are comprised of 2,187 Non-QM adjustable rate mortgages and six investor fixed rate mortgages. The following tables present certain information about the Company’s Residential Whole Loan investment portfolio at September 30, 2021 and December 31, 2020 (dollars in thousands):

September 30, 2021
			Weighted Average
Current Coupon Rate	Number of Loans	Principal Balance	Original LTV	Original FICO Score(1)	Expected Life (years)	Contractual Maturity (years)	Coupon Rate
2.01% – 3.00%	14	$7,816	66.0%	746	5.7	28.4	2.7%
3.01% – 4.00%	332	163,681	62.6%	751	3.2	27.3	3.7%
4.01% – 5.00%	997	380,394	64.8%	748	2.7	28.0	4.8%
5.01% – 6.00%	820	346,778	64.6%	739	2.9	27.2	5.4%
6.01% – 7.00%	28	9,337	67.8%	720	3.0	25.9	6.3%
7.01% - 8.00%	2	506	73.2%	753	4.5	26.9	7.1%
Total	2,193	$908,512	64.3%	745	2.9	27.6	4.8%

(1)The original FICO score is not available for 215 loans with a principal balance of approximately $68.8 million at September 30, 2021. The Company has excluded these loans from the weighted average computations.

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

The following table presents the various states across the United States in which the collateral securing the Company’s Residential Whole Loans at September 30, 2021 and December 31, 2020, based on principal balance, is located (dollars in thousands):

September 30, 2021			December 31, 2020
State	State Concentration	Principal Balance	State	State Concentration	Principal Balance
California	72.3%	$656,801	California	65.8%	$647,877
New York	14.3%	129,931	New York	17.7%	173,788
Georgia	2.7%	24,300	Georgia	3.4%	33,577
Florida	2.4%	21,697	Florida	2.8%	27,274
New Jersey	2.0%	18,255	New Jersey	2.5%	24,704
Other	6.3%	57,528	Other	7.8%	77,335
Total	100.0%	$908,512	Total	100.0%	$984,555

Residential Bridge Loans

The Residential Bridge Loans are comprised of short-term fixed rate loans secured by non-owner occupied single or multi-unit residential properties, with LTVs generally not to exceed 85%. The following tables present certain information about the Company’s Residential Bridge Loan investment portfolio at September 30, 2021 and December 31, 2020 (dollars in thousands):

September 30, 2021
c			Weighted Average
Current Coupon Rate	Number of Loans	Principal Balance	Original LTV	Contractual Maturity (months)(1)	Coupon Rate
7.01% – 9.00%	3	$2,946	70.4%	0.0	8.8%
9.01% – 11.00%	7	3,213	75.9%	2.0	10.3%
11.01% – 13.00%	2	495	69.7%	2.0	11.4%
Total	12	$6,654	73.0%	2.0	9.7%

December 31, 2020
			Weighted Average
Current Coupon Rate	Number of Loans	Principal Balance	Original LTV	Contractual Maturity (months)(1)	Coupon Rate
7.01% – 9.00%	10	$8,295	69.6%	1.4	8.7%
9.01% – 11.00%	15	6,123	75.5%	0.5	10.1%
11.01% – 13.00%	3	705	69.8%	0.0	11.4%
17.01% – 19.00%	1	124	75.0%	0.0	18.0%
Total	29	$15,247	72.0%	0.8	9.4%

(1) Non-performing loans that are past their maturity date are excluded from the calculation of the weighted average contractual maturity. The weighted average contractual maturity for these loans is zero.

The following table presents the U.S. states in which the collateral securing the Company’s Residential Bridge Loans at September 30, 2021 and December 31, 2020, based on principal balance, is located (dollars in thousands):

September 30, 2021			December 31, 2020
State	Concentration	Principal Balance	State	Concentration	Principal Balance
New York	39.5%	$2,631	California	37.5%	$5,713
California	35.9%	2,386	New York	17.3%	2,632
Florida	16.9%	1,125	Washington	16.1%	2,461
New Jersey	5.0%	335	Florida	12.9%	1,969
Pennsylvania	1.6%	105	Connecticut	5.7%	872
Other	1.1%	72	Other	10.5%	1,600
Total	100.0%	$6,654	Total	100.0%	$15,247

Non-performing Loans

The following table presents the aging of the Residential Whole Loans and Bridge Loans as of September 30, 2021 (dollars in thousands):

	Residential Whole Loans			Bridge Loans
	No of Loans	Principal	Fair Value	No of Loans	Principal	Fair Value
Current(1)	2,156	$889,231	$930,286	1	$75	$75
1-30 days	15	7,448	7,746	1	105	105
31-60 days	—	—	—	—	—	—
61-90 days	3	1,238	1,259	—	—	—
90+ days	19	10,595	10,126	10	6,474	5,780
Total	2,193	$908,512	$949,417	12	$6,654	$5,960

(1) Includes one loan in forbearance with unpaid principal balance of $493 thousand.

COVID-19 has materially disrupted business operations, resulting in significantly higher levels of unemployment or underemployment in certain sectors. At the beginning of the COVID-19 pandemic, some of its Residential Whole Loan borrowers have experienced financial hardship, making it difficult to meet their payment obligations to the Company, leading to requests for forbearance and higher levels of delinquency and potentially defaults. The Company maintains a strong relationship with its servicers and was able to utilize these relationships to manage the impacts of COVID-19 pandemic on the Company's Non-QM loans. As of September 30, 2021, the Company had one Non-QM loan in forbearance and no Non-QM loans in the repayment phase following forbearance. Under the forbearance agreement, the borrower can generally elect to defer the principal and interest payments for 3 to 5 months. At the end of the forbearance period, the borrower can either repay the deferred principal and interest in full or over the next 9 months or capitalize the deferred principal and interest to the loan balance and calculate a new amortization payment. Loans under a forbearance agreement are treated as "Current" in the above table. The loan in forbearance is carried at fair value and had an unpaid principal balance of $493 thousand, a fair value of $434 thousand, an original LTV of 64.7%, and represents approximately 0.1% of the total outstanding principal balance of the Company's Residential Whole Loans.

    As of September 30, 2021, there were 19 Residential Whole Loans carried at fair value in non-accrual status with an unpaid principal balance of approximately $10.6 million and a fair value of $10.1 million. These nonperforming loans represent approximately 1.2% of the total outstanding principal balance. These loans are collateral dependent with a weighted average original LTV of 60.8%.

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

Residential Bridge Loans

    As of September 30, 2021, there were 10 Residential Bridge Loans carried at fair value in non-accrual status with an unpaid principal balance of approximately $6.5 million and a fair value of $5.8 million. These nonperforming loans represent approximately 97.3% of the total outstanding Bridge Loans principal balance of $6.7 million. These loans are collateral dependent with a weighted average original LTV of 73.1%.

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

The Company concluded that an allowance for credit losses was not necessary for loans carried at amortized costs as of December 31, 2020 since the fair value of the collateral balance less the cost to sell was in excess of the outstanding principal and interest balances. For loans carried at fair value, no allowance for credit losses was recorded as of September 30, 2021 and December 31, 2020 since the valuation adjustment, if any, would be reflected in the fair value of these loans. The Company stopped accruing interest income for these loans when they became contractually 90 days delinquent.

    As of September 30, 2021 and December 31, 2020, the Company had four and three REO properties with an aggregate carrying value of $1.1 million and $1.1 million, respectively, related to foreclosed Bridge Loans. The REO properties are held for sale and accordingly carried at the lower of cost or fair value less cost to sell. The REO properties are classified in "Other assets" in the Consolidated Balance Sheets.

Note 6 — Commercial Loans

Securitized Commercial Loans

    Securitized commercial loans is comprised of commercial loans from consolidated third party sponsored CMBS VIE's. At September 30, 2021, the Company had a variable interest in one third party sponsored CMBS VIE, CSMC Trust 2014-USA, that it determined it was the primary beneficiary and was required to consolidate. The commercial loans that serve as collateral for the securitized debt issued by this VIE can only be used to settle the securitized debt. Refer to Note 7 - "Financings" for details on the associated securitized debt. The Company assesses modifications to VIEs on an ongoing basis to determine if a significant reconsideration event has occurred that would change the Company’s initial consolidation assessment.

CSMC Trust 2015 - Longhouse MZ

In November 2015, the Company acquired a $14.0 million interest in the trust certificate issued by CSMC Trust 2015 - Longhouse MZ (“CSMC Trust”). The Company determined that CSMC Trust was a VIE and that the Company was the primary beneficiary because it was involved in certain aspects of the design of the trust, has certain oversight rights on defaulted assets and has other significant decision making powers. As the primary beneficiary, the Company was required to consolidate CSMC Trust and accordingly its investment in CSMC Trust was eliminated in consolidation. The CSMC Trust holds a mezzanine loan collateralized by interests in commercial real estate. The mezzanine loan serves as collateral for the trust certificates. In June 2020, the variable interest the Company acquired was paid off and, accordingly, the CSMC Trust is no longer consolidated.

RETL 2019-RVP

RETL 2018 was refinanced with a new securitization RETL 2019-RVP ("RETL 2019 Trust") in March 2019. The Company acquired a $65.3 million interest in the trust certificates issued by the RETL 2019 Trust, including $45.3 million which represents the 5% eligible risk retention certificate. The Company determined that RETL 2019 Trust was a VIE and that the Company was also the primary beneficiary because the Manager was involved in certain aspects of the design of the trust and the Company together with other related party entities own more than 50% of the controlling class. As the primary beneficiary, the Company consolidated RETL 2019 Trust and its investment in the trust certificates (HRR class and a portion of the C class) of RETL 2019 Trust was eliminated in consolidation. The RETL 2019 Trust held a commercial loan collateralized by first mortgages, deeds of trusts and interests in commercial real estate.

On September 15, 2021, the commercial loan was paid in full by the borrower and the RETL HRR bond with an outstanding principal amount of $45.3 million held in WMC RETL LLC, a wholly-owned subsidiary of the Company, was paid off. Accordingly, the RETL 2019 Trust is no longer consolidated.

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

CSMC Trust 2014-USA

The Company together with other related party entities own more than 50% of the controlling class of CSMC Trust 2014-USA ("CSMC USA"). As of September 30, 2021, the Company held an 8.8% interest in the trust certificates issued by CSMC USA (F Class) with an outstanding principal balance of $14.9 million. The Company performs ongoing reassessment of its CMBS VIE holdings for potential consolidation of the securitized trust in which it owns a portion of the controlling class. Since the ownership of the controlling financial interest is held within a related party group, the Company must determine whether it is the primary beneficiary under the related party tie-breaker rule, which requires the evaluation of the following considerations: (1) the principal-agency relationship between parties; (2) relationship and significance of the VIE's activities to the variable interest holders; (3) variable interest holder's exposure to VIE's expected losses and (4) the design of the VIE. As a result of the Company's evaluation, it was determined that the Company is the primary beneficiary of CSMC USA, and effective on August 1, 2020, consolidated CSMC USA. The Company’s investment in the trust certificate of CSMC USA (F Class) was eliminated in the consolidation. The CSMC USA holds a commercial loan secured by a first mortgage lien on the borrowers’ fee and leasehold interests in a portion of a super-regional mall. The outstanding principal balance on this commercial loan is $1.4 billion as of September 30, 2021. The loan's stated maturity date is September 11, 2025 and bears a fixed interest rate of 4.38%. The Company elected the fair value option for the commercial loan as well as the associated securitized debt.

In December 2020, the commercial loan held by CSMC USA was amended to an interest only payment through maturity. As part of the modification, a Cash Management Forbearance Agreement was entered into by the special servicer and the borrower that required both increased reporting requirements and monthly net cash remittance.

Commercial Loans

    In January 2019, WMC CRE LLC ("CRE LLC"), a wholly-owned subsidiary of the Company was formed for the purpose of acquiring commercial loans. The following table presents the commercial loans held by CRE LLC as of September 30, 2021 (dollars in thousands):

Loan	Acquisition Date	Loan Type	Principal Balance	Fair Value	Original LTV	Interest Rate	Maturity Date	Extension Option	Collateral
CRE 3	August 2019	Interest-Only Mezzanine loan	$90,000	$27,495	58%	1-Month LIBOR plus 9.25%	6/29/2021	Two-Year First Extension and One-Year Second Extension	Entertainment and Retail
CRE 4	September 2019	Interest-Only First Mortgage	38,367	38,294	63%	1-Month LIBOR plus 3.02%	8/6/2022	Two One-Year Extensions	Retail
CRE 5	December 2019	Interest-Only First Mortgage	24,535	24,085	62%	1-Month LIBOR plus 3.75%	11/6/2022	Three One-Year Extensions	Hotel
CRE 6	December 2019	Interest-Only First Mortgage	13,207	12,964	62%	1-Month LIBOR plus 3.75%	11/6/2022	Three One-Year Extensions	Hotel
CRE 7	December 2019	Interest-Only First Mortgage	7,259	7,126	62%	1-Month LIBOR plus 3.75%	11/6/2022	Three One-Year Extensions	Hotel
CRE 8	December 2019	Interest-Only First Mortgage	4,442	4,440	79%	1-Month LIBOR plus 4.85%	12/6/2022	None	Assisted Living Facilities
			$177,810	$114,404

Commercial Loan Payoffs

On September 7, 2021, CRE 2, with an outstanding principal balance of $46.8 million collateralized by nursing facilities, was paid off in full.

Commercial Loan Trust

    In March 2018, the Company formed the Revolving Small Balance Commercial Trust 2018-1 ("RSBC Trust") to acquire commercial real estate mortgage loans. The Company determined that the wholly-owned RSBC Trust was a VIE and that the Company was the primary beneficiary because it was involved in the design of the trust and holds significant decision making powers. In addition, the Company has the obligation to absorb losses to the extent of its ownership interest and the right to receive benefits from the trust that could potentially be significant to the trust. As of September 30, 2021, the Company financed the trust certificate with $10.6 million of repurchase agreements, which is a liability held outside the trust.

    The following table presents the commercial real estate loan held by RSBC Trust as of September 30, 2021 (dollars in thousands):

Loan	Acquisition Date	Loan Type	Principal Balance	Fair Value	LTV	Interest Rate	Maturity Date	Extension Option	Collateral
SBC 3	January 2019	Interest-Only First Mortgage	$14,362	$14,362	49%	1-Month LIBOR plus 4.10%	7/6/2022	None	Nursing Facilities
			$14,362	$14,362
RSBC Trust Loan Payoffs

On July 7, 2021, SBC 1, with an outstanding principal balance of $45.2 million collateralized by nursing facilities, was paid off in full.

On September 24, 2021, SBC 2 with an outstanding principal balance of $9.2 million collateralized by an apartment complex was paid off in full.
Consolidated Securitized Commercial Loan Trusts and Commercial Loan Trust

The Company assesses modifications to VIEs on an ongoing basis to determine if a significant reconsideration event has occurred that would change the Company’s initial consolidation assessment.  As of September 30, 2021, the Company had two consolidated trusts, CSMC USA and RSBC Trust, that collectively hold two commercial loans.

The following table presents a summary of the assets and liabilities of the two consolidated trusts included in the Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020 (dollars in thousands):

	September 30, 2021	December 31, 2020
Cash	$9,245	$—
Restricted cash	260	76,132
Securitized commercial loans, at fair value	1,377,005	1,605,335
Commercial Loans, at fair value	14,362	68,466
Interest receivable	5,119	6,248
Total assets	$1,405,991	$1,756,181
Securitized debt, at fair value	$1,365,494	$1,553,722
Interest payable	4,995	5,660
Accounts payable and accrued expenses	9	12
Other liabilities	260	76,132
Total liabilities	$1,370,758	$1,635,526

The Company’s risk with respect to its investment in each securitized commercial loan trust is limited to its direct ownership in the trust. The commercial loans held by the consolidated securitized commercial loan trusts are held solely to satisfy the liabilities of the trust, and creditors of the trust have no recourse to the general credit of the Company. The assets of a consolidated securitized commercial loan trust can only be used to satisfy the obligations of that trust. The Company is not contractually required and has not provided any additional financial support to the securitized commercial loan trusts for the three and nine months ended September 30, 2021 and September 30, 2020.

The following table presents the components of the carrying value of the securitized commercial loans and commercial loans as of September 30, 2021 and December 31, 2020 (dollars in thousands):

	RETL Trust Securitized Commercial Loan, at Fair Value(1)		CSMC USA Trust Securitized Commercial Loan, at Fair Value		RSBC Trust Commercial Loans, at Fair Value		Commercial Loans, at Fair Value
	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Principal balance	$—	$354,202	$1,385,591	$1,385,591	$14,362	$68,750	$177,810	$256,694
Unamortized premium	—	180	—	—	—	—	—	—
Unamortized discount	—	—	(117,024)	(135,653)	—	(94)	(2)	(53)
Amortized cost	—	354,382	1,268,567	1,249,938	14,362	68,656	177,808	256,641
Gross unrealized gains	—	—	108,438	16,013	—	—	—	1
Gross unrealized losses	—	(14,998)	—	—	—	(190)	(63,404)	(14,585)
Fair value	$—	$339,384	$1,377,005	$1,265,951	$14,362	$68,466	$114,404	$242,057

(1) On September 15, 2021, the commercial loan was paid in full by the borrower and the RETL HRR bond with an outstanding principal amount of $45.3 million held in WMC RETL LLC, a wholly-owned subsidiary of the Company, was paid off. Accordingly, the RETL 2019 Trust is no longer consolidated.

Non-Performing Commercial Loans

The following table presents the aging of the Commercial Loans as of September 30, 2021 (dollars in thousands):

	Commercial Loans
	No of Loans	Principal	Fair Value
Current	6	$102,172	$101,271
1-30 days	—	—	—
31-60 days	—	—	—
61-90 days	—	—	—
90+ days	1	90,000	27,495
Total	7	$192,172	$128,766

The COVID-19 pandemic has adversely impacted a broad range of industries in which the commercial loan borrowers operate and could impair their ability to fulfill their financial obligations to the Company, most significantly hospitality and retail assets. The low average original LTV of the Company's commercial loan portfolio of 59.7%, reflecting significant equity value that the sponsors are motivated to protect, is a mitigating factor of these risks. Still there is no guarantee that losses will not occur.

CRE 1 Loan

In October 2020, the Company commenced foreclosure proceedings for its non-performing commercial loan with an outstanding principal balance of $30.0 million.secured by a hotel. However, on February 24, 2021, the borrower filed for bankruptcy protection halting the foreclosure process. In August 2021, the bankruptcy case was dismissed by the bankruptcy court and the Company and the other holders of the loan foreclosed on the property through a special purpose entity ("SPE") formed for the purpose of holding the property. The process of marketing the property began following the foreclosure but the borrower has continued to file legal challenges to the sale process. While the Company believes these legal challenges have no merit, they have delayed moving forward with the sale of the property. Based on preliminary bids, the Company believes there is a reasonable likelihood that its investment along with the other members' interest will be recovered, although there is no assurance of full recovery

The SPE is consolidated by the Company and the property is recorded at the lower of cost or fair value less cost to sell. As of September 30, 2021, the REO is recorded at $42.5 million and classified in "Other assets" in the Consolidated Balance Sheets and the other members' interests in the SPE of approximately $11.9 million are recorded as "Non-controlling interest" in the consolidated financial statements.

CRE 3 Loan

As of September 30, 2021, the CRE 3 junior mezzanine loan which has an outstanding principal balance of $90.0 million secured by a class A retail and entertainment complex located in the North East U.S. (the “Property”) was in default. The Property, which was originally scheduled to open in March 2020, was severely impacted by COVID-19 related shutdowns and restrictions and continues to face the challenging conditions impacting large portions of the retail sector. The Company was receiving interest payments on this loan from a reserve that was exhausted in May 2021 and the loan became non-performing.

Additionally, on May 10, 2021, the administrative agent for the senior mortgage loan on the Property (the “Administrative Agent”) notified us, as administrative agent for the junior mezzanine loan, of the Administrative Agent’s intent to accept an assignment in lieu of foreclosure with respect to the Property if the junior mezzanine lenders did not elect to purchase the senior mortgage loan within 30 days pursuant to the terms set forth in an intercreditor agreement among the Administrative Agent, the Company and the senior mezzanine lender. The senior mezzanine lender was provided with a similar notice on May 10, 2021. Since the original notice provided by the Administrative Agent on May 10, 2021, the Administrative Agent has extended the deadline for the junior mezzanine lenders and the senior mezzanine lender to exercise their purchase right with respect to the senior mortgage loan a total of three times, with the most recent extension expired on July 14, 2021, and neither the junior mezzanine lenders nor the senior mezzanine lender offered to purchase the senior mortgage loan.

The Company is currently in discussions with the borrower and certain other lenders regarding alternatives to address the situation which might include modifications of loan terms, deferral of payments and the funding of new advances. There can be no assurance that these discussions will result in an outcome in which the Company would be repaid any amount of the loan and the Company may suffer further declines in fair value with respect to this mezzanine investment. For the three months ended September 30, 2021, the Company recorded a further decline of $5.2 million in the fair value of this investment. The Company could experience a total loss of its investment under various scenarios, which at current levels would result in a $27.5 million reduction in the Company’s book value.

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

Residential Whole Loan Facility

On April 21, 2020, the Company entered into amendments with respect to certain of its loan warehouse facilities. These amendments mainly served to convert an existing residential whole loan facility into a term facility by removing any mark to market margin requirements, and to consolidate the Company’s Non-Qualified Mortgage loans, which were previously financed by three separate, unaffiliated counterparties, into a single facility. The target advance rate under the amended and restated facility was approximately 84% of the aggregate unpaid principal balance of the loans. The facility had an original maturity of October 20, 2021. All principal payments and income generated by the loans during the term of the facility were used to pay principal and interest on the facility. Upon the securitization or sale by the Company of any whole loan subject to this amended and restated facility, the counterparty was entitled to receive a recapture premium fee of 30% of all realized value on any whole loans above such counterparty’s amortized basis as well as an exit fee of 0.50% of the loan amount in circumstances where the counterparty was not involved in the disposition of the loans. The financing cost of this facility was reflective of the challenging market conditions, at such time, when the Company entered into the agreement.

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

Under the residential whole loan facility, as of September 30, 2021, the Company had approximately $236.8 million in borrowings with an interest rate of one month LIBOR plus 2.75%. The borrowing is secured by Non-QM loans with an estimated fair market value of $287.1 million.
The Company further amended its residential whole loan facility on November 5, 2021. Refer to Note 16 - "Subsequent Events" for details.

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

On May 5, 2021, the Company amended its Non-Agency CMBS and Non-Agency RMBS financing facility to, among other things, extend the facility for an additional 12 months and reduce the interest rate. The amended facility has improved advance rates and bears interest at a rate of three-month LIBOR plus 2.00%. As of September 30, 2021, the outstanding balance under this facility was $111.5 million. The borrowing is secured by investments with an estimated fair market value of $196.7 million as of September 30, 2021.

Commercial Whole Loan Facility
On May 5, 2021, the Company amended its Commercial Whole Loan Facility to, among other things, convert the term to a 12-month facility with up to a 12-month extension option, subject to the lender's consent.
As of September 30, 2021, the Company had approximately $63.7 million in borrowings, with a weighted average interest rate of 2.27% under its commercial whole loan facility. The borrowing is secured by loans with an estimated fair market value of $86.9 million as of September 30, 2021. The facility was subject to automatic monthly rolling until such time that it is terminated pursuant to the terms of the agreement by either the borrower or lender or until certain conditions of default.

Financial Metrics
Certain of the Company’s financing arrangements provide the counterparty with the right to terminate the agreement and accelerate amounts due under the associated agreement if the Company does not maintain financial metrics. Although specific to each financing arrangement, typical financial metrics include minimum equity and liquidity requirements, leverage ratios, and performance triggers. In addition, some of the financing arrangements contain cross-default features, whereby default under an agreement with one lender simultaneously causes default under agreements with other lenders. The Company was in compliance with the terms of such financial tests as of September 30, 2021.

Outstanding Borrowings

As of September 30, 2021, the Company had borrowings under five of its master repurchase agreements. The following table summarizes certain characteristics of the Company’s repurchase agreements at September 30, 2021 and December 31, 2020 (dollars in thousands):

	September 30, 2021			December 31, 2020
Securities Pledged	Repurchase Agreement Borrowings	Weighted Average Interest Rate on Borrowings Outstanding at end of period	Weighted Average Remaining Maturity (days)	Repurchase Agreement Borrowings	Weighted Average Interest Rate on Borrowings Outstanding at end of period	Weighted Average Remaining Maturity (days)
Short-Term Borrowings:
Agency RMBS	$1,048	1.05%	59	$1,418	1.34%	59
Non-Agency CMBS	10,314	1.75%	12	10,313	2.25%	14
Residential Whole Loans (1)	41,013	2.66%	4	29,800	3.71%	15
Residential Bridge Loans (1)	5,817	2.60%	4	11,254	2.73%	36
Commercial Loans (1)	10,603	3.18%	4	34,375	3.32%	75
Membership Interest	—	—%	0	18,844	2.90%	29
Other Securities	2,587	3.52%	19	2,594	4.51%	19
Subtotal	71,382	2.60%	7	108,598	3.19%	39
Long-Term Borrowings:
Non-Agency CMBS (2)	68,352	2.12%	193	66,767	5.23%	126
Non-Agency RMBS	15,632	2.12%	217	14,643	5.23%	126
Residential Whole Loans (1)(3)	236,767	3.00%	36	30,224	3.00%	278
Commercial Loans	63,669	2.27%	360	124,937	2.17%	287
Other Securities	27,506	2.12%	217	13,677	5.24%	126
Subtotal	411,926	2.65%	113	250,248	3.74%	225
Repurchase Agreements Borrowings	$483,308	2.64%	98	$358,846	3.57%	169
Less Unamortized Debt Issuance Costs	40	N/A	N/A	1,923	N/A	N/A
Repurchase Agreements Borrowings, net	$483,268	2.64%	98	$356,923	3.57%	169

(1)Repurchase agreement borrowings on loans owned are through trust certificates.  The trust certificates are eliminated upon consolidation. This includes $39.3 million borrowings on the trust certificates would have been classified as Non-Agency RMBS.
(2)Includes repurchase agreement borrowings on securities eliminated upon VIE consolidation.
(3)The Residential Whole Loan facility's maturity was extended one month in October 2021.The weighted average remaining maturity reflects the one month extension.

At September 30, 2021 and December 31, 2020, repurchase agreements collateralized by investments had the following remaining maturities:

(dollars in thousands)	September 30, 2021	December 31, 2020
1 to 29 days	$307,487	$59,856
30 to 59 days	—	13,421
60 to 89 days	12,181	35,321
Greater than or equal to 90 days	163,640	250,248
Total	$483,308	$358,846

At September 30, 2021, the following table reflects amounts of collateral at risk under its repurchase agreements greater than 10% of the Company's equity with any counterparty (dollars in thousands):

	September 30, 2021
Counterparty	Amount of Collateral at Risk, at fair value	Weighted Average Remaining Maturity (days)	Percentage of Stockholders’ Equity
Citigroup Global Markets Inc.	$85,627	202	40.7%
Credit Suisse AG, Cayman Islands Branch	76,778	71	36.5%

Collateral for Borrowings under Repurchase Agreements

The following table summarizes the Company’s collateral positions, with respect to its borrowings under repurchase agreements at September 30, 2021 and December 31, 2020 (dollars in thousands):

	September 30, 2021			December 31, 2020
	Assets Pledged	Accrued Interest	Assets Pledged and Accrued Interest	Assets Pledged	Accrued Interest	Assets Pledged and Accrued Interest
Assets pledged for borrowings under repurchase agreements:
Agency RMBS, at fair value	$1,342	$20	$1,362	$1,708	$49	$1,757
Non-Agency CMBS, at fair value(1)	136,968	564	137,532	152,275	649	152,924
Non-Agency RMBS, at fair value	28,003	182	28,185	25,382	160	25,542
Residential Whole Loans, at fair value(2)	328,811	1,494	330,305	97,566	543	98,109
Residential Bridge Loans(2)	5,960	78	6,038	12,960	180	13,140
Commercial Loans, at fair value(2)	101,271	346	101,617	310,523	1,850	312,373
Membership interest(3)	—	n/a	—	33,690	—	33,690
Other securities, at fair value	52,093	82	52,175	48,754	44	48,798
Cash(4)	1,428	—	1,428	1,817	—	1,817
Total	$655,876	$2,766	$658,642	$684,675	$3,475	$688,150

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

A reduction in the value of pledged assets typically results in the repurchase agreement counterparties initiating a margin call. At September 30, 2021 and December 31, 2020, investments held by counterparties as security for repurchase agreements totaled approximately $654.4 million and $682.9 million, respectively. Cash collateral held by counterparties at September 30, 2021 and December 31, 2020 was approximately $1.4 million and $1.8 million, respectively.  Cash posted by repurchase agreement counterparties at September 30, 2021 and December 31, 2020, was $0 and $320 thousand, respectively.

Convertible Senior Unsecured Notes

6.75% Convertible Senior Unsecured Notes due 2024 (the "2024 Notes")

In September 2021, the Company issued $86.3 million aggregate principal amount of the 2024 Notes for net proceeds of $83.4 million. Interest on the 2024 Notes is paid semiannually. The 2024 Notes are convertible into, at the Company's election, cash, shares of the Company's common stock or a combination of both, subject to the satisfaction of certain conditions and during specified periods. The conversion rate is subject to adjustment upon the occurrence of certain specified events and the holders may require the Company to repurchase all or any portion of their notes for cash equal to 100% of the principal amount of the 2024 Notes, plus accrued and unpaid interest, if the Company undergoes a fundamental change as specified in the supplemental indenture for the 2024 Notes. The initial conversion rate was 337.9520 shares of common stock per $1,000 principal amount of notes and represented a conversion price of $2.96 per share of common stock. The 2024 Notes mature on September 15, 2024, unless earlier converted, redeemed or repurchased by the holders pursuant to their terms, and are not redeemable by the Company except during the final three months prior to maturity.

6.75% Convertible Senior Unsecured Notes due 2022 (the "2022 Notes")

    At September 30, 2021 and December 31, 2020, the Company had $45.7 million and $175.0 million aggregate principal amount, respectively, of the 2022 Notes outstanding through three issuances. Interest on the 2022 Notes is paid semiannually. The 2022 Notes are convertible into, at the Company's election, cash, shares of the Company's common stock or a combination of both, subject to the satisfaction of certain conditions and during specified periods. The conversion rate is subject to adjustment upon the occurrence of certain specified events and the holders may require the Company to repurchase all or any portion of their notes for cash equal to 100% of the principal amount of the 2022 Notes, plus accrued and unpaid interest, if the Company undergoes a fundamental change as specified in the supplemental indenture for the 2022 Notes. The initial and current conversion rate was 83.1947 shares of common stock per $1,000 principal amount of notes and represented a conversion price of $12.02 per share of common stock. The 2022 Notes mature on October 1, 2022, unless earlier converted, redeemed or repurchased by the holders pursuant to their terms, and are not redeemable by the Company except during the final three months prior to maturity.

The 2022 Notes Exchanges and Repurchases

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

During August 2021, the Company repurchased $22.3 million aggregate principal amount of the 2022 Notes at an approximate 2.8% discount to par value, plus accrued and unpaid interest.

In addition, in September 2021, the Company used the net proceeds from the issuance of the 2024 Notes and $20.2 million in cash on hand to repurchase $100.3 million of the 2022 Notes at par, plus accrued and unpaid interest.

Securitized Debt

Commercial Mortgage-Backed Notes

CSMC 2014 USA

The following table summarizes CSMC 2014 USA's commercial mortgage pass-through certificates at September 30, 2021 (dollars in thousands):

Classes	Principal Balance	Coupon	Fair Value	Contractual Maturity
Class A-1	$120,391	3.3%	$126,264	9/11/2025
Class A-2	531,700	4.0%	570,167	9/11/2025
Class B	136,400	4.2%	138,562	9/11/2025
Class C	94,500	4.3%	92,630	9/11/2025
Class D	153,950	4.4%	142,388	9/11/2025
Class E	180,150	4.4%	161,900	9/11/2025
Class F	153,600	4.4%	118,664	9/11/2025
Class X-1(1)	N/A	0.5%	12,347	9/11/2025
Class X-2(1)	N/A	0.03%	2,572	9/11/2025
	$1,370,691		$1,365,494

(1) Class X-1 and X-2 are interest-only classes with notional balances of $652.1 million and $733.5 million as of September 30, 2021, respectively.

At September 30, 2021, the Company owned a portion of the class F certificates with an outstanding principal balance of $14.9 million, which is eliminated in consolidation. The remaining CSMC USA debt for which the Company elected the fair value option had a fair value of $1.4 billion at September 30, 2021, and is recorded in "Securitized debt, net" in the Consolidated Balance Sheets. Of the remaining outstanding principal balance of approximately $1.4 billion, approximately $201.6 million is owned by related parties and approximately $1.2 billion is owned by third parties. The securitized debt of the CSMC USA can only be settled with the commercial loan with an outstanding principal balance of approximately $1.4 billion at September 30, 2021, that serves as collateral for the securitized debt and is non-recourse to the Company. The Company has chosen to make the fair value election pursuant to ASC 825 for the debt and accordingly the periodic change in fair value are recorded in current period earnings in the Consolidated Statements of Operations as a component of "Unrealized gain (loss), net."

Residential Mortgage-Backed Notes

Arroyo Trust 2019

In May 2019, the Company completed a residential mortgage-backed securitization comprised of $945.5 million of Non-QM Residential Whole Loans, issuing $919.0 million of mortgage-backed notes. The Company did not elect the fair value option for these notes and accordingly they are recorded at their principal balance less unamortized deferred financing cost and classified in "Securitized debt, net" in the Consolidated Balance Sheets. The following table summarizes the issued Arroyo Trust 2019's residential mortgage pass-through certificates at September 30, 2021 (dollars in thousands):

Classes	Principal Balance	Coupon	Carrying Value	Contractual Maturity
Offered Notes:
Class A-1	$330,944	3.3%	$330,944	4/25/2049
Class A-2	17,740	3.5%	17,740	4/25/2049
Class A-3	28,106	3.8%	28,106	4/25/2049
Class M-1	25,055	4.8%	25,055	4/25/2049
Subtotal	$401,845		$401,845
Less: Unamortized Deferred Financing Costs	N/A		3,727
Total	$401,845		$398,118

The Company retained the non-offered securities in the securitization, which include the class B, Class A-IO-S and Class XS certificates. These non-offered securities were eliminated in consolidation. The securitized debt of the Arroyo Trust 2019 can only be settled with the residential loans that serve as collateral for the securitized debt and is non-recourse to the Company. At September 30, 2021, Residential Whole Loans, with an outstanding principal balance of approximately $414.0 million, serve as collateral for the Arroyo Trust 2019's securitized debt. The Company may redeem the offered notes on or after the earlier of (i) the three-year anniversary of the closing date or ii) the date on which the aggregate collateral balance is 20% of the original principal balance. The notes are redeemable at their face value plus accrued interest.

Arroyo Trust 2020

In June 2020, the Company completed a residential mortgage-backed securitization comprised of $355.8 million of Non-QM Residential Whole Loans, issuing $341.7 million of mortgage-backed notes. The Company did not elect the fair value option for these notes and accordingly they are recorded at their principal balance less unamortized deferred financing cost and classified in "Securitized debt, net" in the Consolidated Balance Sheets. The following table summarizes the issued Arroyo Trust 2020's residential mortgage pass-through certificates at September 30, 2021 (dollars in thousands):

Classes	Principal Balance	Coupon	Carrying Value	Contractual Maturity
Offered Notes:
Class A-1A	$148,244	1.7%	$148,244	3/25/2055
Class A-1B	17,591	2.1%	17,591	3/25/2055
Class A-2	13,518	2.9%	13,518	3/25/2055
Class A-3	17,963	3.3%	17,963	3/25/2055
Class M-1	11,739	4.3%	11,739	3/25/2055
Subtotal	$209,055		$209,055
Less: Unamortized Deferred Financing Costs	N/A		2,154
Total	$209,055		$206,901

The Company retained the non-offered securities in the securitization, which include the Class B, Class A-IO-S and Class XS certificates. These non-offered securities were eliminated in consolidation. The securitized debt of the Arroyo Trust 2020 can only be settled with the residential loans that serve as collateral for the securitized debt and is non-recourse to the Company. At September 30, 2021, Residential Whole Loans, with an outstanding principal balance of approximately $216.4 million serve as collateral for the Arroyo Trust 2020's securitized debt. The Company may redeem the offered notes on or after the earlier of (i) the three-year anniversary of the closing date or (ii) the date on which the aggregate collateral balance is equal to or less than 30% of the original principal balance. The notes are redeemable at their face value plus accrued interest.

Note 8 — Derivative Instruments

The Company’s derivatives may include interest rate swaps, swaptions, options, futures contracts, TBAs, Agency and Non-Agency Interest-Only Strips that are classified as derivatives, credit default swaps and total return swaps.

The following table summarizes the Company’s derivative instruments at September 30, 2021 and December 31, 2020 (dollars in thousands):

			September 30, 2021		December 31, 2020
Derivative Instrument	Accounting Designation	Consolidated Balance Sheets Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Credit default swaps, asset	Non-Hedge	Derivative assets, at fair value	2,030	$94	2,030	$161
Total derivative instruments, assets				94		161

Interest rate swaps, liability	Non-Hedge	Derivative liability, at fair value	22,000	(25)	—	—
Credit default swaps, liability	Non-Hedge	Derivative liability, at fair value	4,140	(537)	4,140	(656)
Total derivative instruments, liabilities				(562)		(656)
Total derivative instruments, net				$(468)		$(495)

The following table summarizes the effects of the Company’s derivative positions, including Interest-Only Strips characterized as derivatives and TBAs, which are reported in "Gain (loss) on derivative instruments, net" in the Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and September 30, 2020 (dollars in thousands):

	Realized Gain (Loss), net
Description	Other Settlements / Expirations	Variation Margin Settlement	Return (Recovery) of Basis	Mark-to-Market	Contractual interest income (expense), net(1)	Total
Three months ended September 30, 2021
Interest rate swaps	$—	$485	$—	$(71)	$96	$510
Interest-Only Strips— accounted for as derivatives	—	—	(59)	(90)	82	(67)
Credit default swaps	16	—	—	56	—	72
Total	$16	$485	$(59)	$(105)	$178	$515

Three months ended September 30, 2020
Interest-Only Strips— accounted for as derivatives	$—	$—	$(166)	$71	$200	$105
Credit default swap	166	—	—	(359)	—	(193)
Total	$166	$—	$(166)	$(288)	$200	$(88)

	Realized Gain (Loss), net
Description	Other Settlements / Expirations	Variation Margin Settlement	Return (Recovery) of Basis	Mark-to-Market	Contractual interest income (expense), net(1)	Total
Nine months ended September 30, 2021
Interest rate swaps	$—	$520	$—	$(25)	$172	$667
Interest-Only Strips— accounted for as derivatives	—	—	(232)	(124)	305	(51)
Credit default swaps	48	—	—	52	—	100
Total	$48	$520	$(232)	$(97)	$477	$716

Nine months ended September 30, 2020
Interest rate swaps	$(262)	$(179,759)	$262	$(2,515)	$(1,395)	$(183,669)
Interest rate swaptions	80	—	—	—	—	80
Interest-Only Strips— accounted for as derivatives	(940)	—	(982)	(512)	1,176	(1,258)
Credit default swap	(9,550)	—	—	(2,023)	—	(11,573)
TBAs	(2,430)	—	—	928	—	(1,502)
Total	$(13,102)	$(179,759)	$(720)	$(4,122)	$(219)	$(197,922)

At September 30, 2021 and December 31, 2020, the Company had cash pledged as collateral for derivatives of approximately $1.4 million and $510 thousand, respectively, which is reported in "Due from counterparties" in the Consolidated Balance Sheets.

Interest rate swaps

The Company uses interest rate swaps to mitigate its exposure to higher short-term interest rates in connection with its repurchase agreements.  Interest rate swaps generally involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the interest rate swap without exchange of the underlying notional amount.  Notwithstanding the foregoing, in order to manage its hedge position with regard to its liabilities, the Company on occasion will enter into interest rate swaps which involve the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the interest rate swap without exchange of the underlying notional amount. The Company also enters into forward starting swaps to help mitigate the effects of changes in interest rates on a portion of its borrowings under repurchase agreements. The Company generally enters into MAC (Market Agreed Coupon) interest rate swaps in which it may receive or make a payment at the time of entering such interest rate swap to compensate for the out of the market nature of such interest rate swap.  Similar to all other interest rate swaps, these interest rate swaps are also subject to margin requirements.

The Company has not elected to account for its interest rate swaps as “hedges” under GAAP, accordingly the change in fair value of the interest rate swaps not designated in hedging relationships are recorded together with periodic net interest settlement amounts in "Gain (loss) on derivatives instruments, net" in the Consolidated Statements of Operations.

Interest Rate Swaps

From time to time, the Company may enter into interest rate swaps. During the nine months ended September 30, 2021, the Company entered into a fixed-pay interest rate swap and a variable-pay interest rate swap with notional amounts of $22.0 million and $56.5 million, respectively. The Company terminated the variable-pay interest rate swap during the three months ended September 30, 2021.

In March 2020, the Company terminated fixed-pay interest rate swaps with a notional value of approximately $3.1 billion and variable-pay interest rate swaps with a notional value of approximately $1.9 billion to reduce hedging costs and associated margin volatility. As of December 31, 2020, the Company did not have any interest rate swaps in its derivative holdings.

The following table provides additional information on the Company's fixed-pay interest rate swap as of September 30, 2021 (dollars in thousands):

	September 30, 2021
Fixed Pay Interest Rate Swap Remaining Term	Notional Amount	Average Fixed Pay Rate	Average Variable Receive Rate	Average Maturity (Years)
Greater than 5 years	$22,000	1.2%	0.1%	10
Total	$22,000	1.2%	0.1%	10

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

Credit Default Swaps

    The Company currently has outstanding credit default swaps and, in the future, may continue to enter into these types of credit derivatives. Under these instruments, the buyer makes a monthly premium payment over the term of the contract in exchange for the seller making a payment for losses of the reference securities, upon the occurrence of a specified credit event.

Note 9 — Offsetting Assets and Liabilities

The following tables present information about certain assets and liabilities that are subject to master netting agreements (or similar agreements) and can potentially be offset in the Company’s Consolidated Balance Sheets at September 30, 2021 and December 31, 2020 (dollars in thousands):

	September 30, 2021
	Gross Amounts	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
Description				Financial Instruments(1)	Cash Collateral (1)
Derivative Assets
Agency and Non-Agency Interest-Only Strips, accounted for as derivatives included in MBS	$1,208	$—	$1,208	$(1,208)	$—	$—
Derivative asset, at fair value	94	—	94	(94)	—	—
Total assets	$1,302	$—	$1,302	$(1,302)	$—	$—

Derivative Liabilities and Repurchase Agreements
Derivative liability, at fair value(2)	$562	$—	$562	$(94)	$(468)	$—
Repurchase Agreements(3)	483,268	—	483,268	(483,268)	—	—
Total liabilities	$483,830	$—	$483,830	$(483,362)	$(468)	$—

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
(2)Cash collateral pledged against the Company’s derivative counterparties was approximately $1.4 million as of September 30, 2021.
(3)The carrying value of investments pledged against the Company’s repurchase agreements was approximately $654.4 million as of September 30, 2021.

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

The Management Agreement may be amended, supplemented or modified by agreement between the Company and the Manager. The Management Agreement expires on May 16, 2022.  It is automatically renewed for one-year terms on each May 15th unless previously terminated as described below. The Company’s independent directors review the Manager’s performance and any fees payable to the Manager annually and, the Management Agreement may be terminated annually upon the affirmative vote of at least two-thirds (2/3) of the Company’s independent directors, based upon: (i) the Manager’s unsatisfactory performance that is materially detrimental to the Company; or (ii) the Company’s determination that any fees payable to the Manager are not fair, subject to the Manager’s right to prevent such termination due to unfair fees by accepting a reduction of management fees agreed to by at least two-thirds (2/3) of the Company’s independent directors. The Company will provide the Manager 180 days prior notice of any such termination. Unless terminated for cause, the Company will pay the Manager a termination fee equal to three times the average annual management fee earned by the Manager during the prior 24-

month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination.

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
     For the three months ended September 30, 2021 and September 30, 2020, the Company incurred approximately $1.5 million and approximately $1.5 million in management fees, respectively. For the nine months ended September 30, 2021 and September 30, 2020, the Company incurred approximately $4.5 million and approximately $3.0 million in management fees, respectively. The Manager waived the management fee for three months from March 2020 through May 2020 because of the unprecedented market disruption and dislocation across fixed income markets surrounding the uncertainty related to the COVID-19 pandemic. Future waivers, if any, will be at the Manager's discretion.
In addition to the management fee, the Company is also responsible for reimbursing the Manager for certain expenses paid by the Manager on behalf of the Company as defined in the Management Agreement.  For the three months ended September 30, 2021 and September 30, 2020, the Company recorded expenses included in general and administrative expenses totaling approximately $201 thousand and approximately $211 thousand, respectively, related to reimbursable employee costs. For the nine months ended September 30, 2021 and September 30, 2020, the Company recorded expenses included in general and administrative expenses totaling approximately $1.5 million and approximately $1.4 million, respectively, related to reimbursable employee costs. Any such expenses incurred by the Manager and reimbursed by the Company, including the employee compensation expense, are typically included in the Company’s general and administrative expenses in the Consolidated Statements of Operations.  At September 30, 2021 and December 31, 2020, approximately $3.0 million and approximately $3.0 million, respectively, for management fees incurred but not yet paid was included in "Payable to affiliate" in the Consolidated Balance Sheets.  In addition, at September 30, 2021 and December 31, 2020, approximately $141 thousand and approximately $148 thousand, respectively, of reimbursable costs incurred but not yet paid was included in "Payable to affiliate" in the Consolidated Balance Sheets.

Note 11 — Share-Based Payments

In conjunction with the Company’s IPO and concurrent private placement, the Company’s Board of Directors approved the Western Asset Mortgage Capital Corporation Equity Plan (the “Equity Plan”) and the Western Asset Manager Equity Plan (the “Manager Equity Plan” and collectively the “Equity Incentive Plans”). The Equity Incentive Plans include provisions for grants of restricted common stock and other equity-based awards to the Manager, its employees and employees of its affiliates and to the Company’s directors, officers and employees. The Company can issue up to 3.0% of the total number of issued and outstanding shares of its common stock (on a fully diluted basis) at the time of each award (other than any shares previously issued or subject to awards made pursuant to one of the Company’s Equity Incentive Plans) under these Equity Incentive Plans. Upon the completion of the Company's most recent secondary public offerings, the number of shares of common stock available under the Equity Incentive Plans increased to 1,804,258. Approximately 1,140,653 shares have been issued under the Equity Plans with 663,605 shares available for issuance, as of September 30, 2021.

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

On June 19, 2020, the Company granted a total of 127,275 shares (25,455 each) of restricted common stock under the Equity Plan to the Company’s then five independent directors. Each of the independent directors elected to defer the issuance of the shares granted under the Director Deferred Fee Plan. In May 2021, one of the independent directors retired. As a result,

25,455 shares of the unvested restricted stock were forfeited during the nine months ended September 30, 2021. The remaining restricted shares in this grant vested in full on June 19, 2021, the first anniversary of the grant date.

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

During the nine months ended September 30, 2021 and September 30, 2020, 137,820 and 67,480 restricted common shares vested, respectively, including shares whose issuance has been deferred under the Director Deferred Fee Plan. The Company recognized stock-based compensation expense of approximately $165 thousand and approximately $182 thousand for the three months ended September 30, 2021 and September 30, 2020, respectively. The Company recognized stock-based compensation expense of approximately $453 thousand and approximately $517 thousand for the nine months ended September 30, 2021 and September 30, 2020, respectively. In addition, the Company had unamortized compensation expense of $376 thousand and $619 thousand for equity awards at September 30, 2021 and December 31, 2020, respectively.

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

The following is a summary of restricted common stock vesting dates as of September 30, 2021 and December 31, 2020, including shares whose issuance has been deferred under the Director Deferred Fee Plan:

	September 30, 2021	December 31, 2020
Vesting Date	Shares Vesting	Shares Vesting
March 2021	—	36,000
June 2021	—	130,365
March 2022	36,000	36,000
June 2022	81,160	—
	117,160	202,365

The following table presents information with respect to shares issued under the Company’s Equity Incentive Plans for the nine months ended September 30, 2021 and September 30, 2020, respectively, including shares whose issuance has been deferred under the Director Deferred Fee Plan:

	September 30, 2021		September 30, 2020
	Shares Issued Under the Equity Incentive Plans	Weighted Average Grant Date Fair Value (1)	Shares Issued Under the Equity Incentive Plans	Weighted Average Grant Date Fair Value (1)
Outstanding at beginning of period	1,025,542	$14.10	894,289	$15.76
Granted (2)	140,566	5.21	128,163	2.80
Cancelled/forfeited	(25,455)	2.75	—	—
Outstanding at end of period	1,140,653	13.26	1,022,452	14.13
Unvested at end of period	117,160	$5.62	199,275	$5.55

(1)The grant date fair value of the awards is based on the closing market price of the Company’s common stock at the grant date.

(2)Includes 59,406 and 888 shares attributed to dividends on restricted stock under the Director Deferred Fee Plan for the nine months ended September 30, 2021 and September 30, 2020, respectively.

Note 12 — Stockholders’ Equity

At-The-Market Program
    In March 2017, the Company entered into an equity distribution agreement with JMP Securities LLC, which was amended on June 5, 2020, under which the Company may offer and sell up to $100.0 million shares of common stock in an At-The-Market equity offering. During the year ended December 31, 2020, the Company sold 6,034,741 shares under this amended agreement with an average price of $3.70 per share for a total net proceeds of $22.0 million. During the nine months ended September 30, 2021, the Company did not sell any shares under the amended agreement.
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

The following table presents cash dividends declared and paid by the Company on its common stock:

Declaration Date	Record Date	Payment Date	Amount per Share	Tax Characterization
2021
September 23, 2021	October 4, 2021	October 26, 2021	$0.06	Not yet determined
June 22, 2021	July 2, 2021	July 26, 2021	$0.06	Not yet determined
March 23, 2021	April 2, 2021	April 26, 2021	$0.06	Not yet determined
2020
December 17, 2020	December 28, 2020	January 26, 2021	$0.06	Not yet determined(1)
September 22, 2020	October 2, 2020	October 26, 2020	$0.05	Return of capital

(1)The cash distributions made on January 26, 2021, with a record date of December 28, 2020, are treated as received by stockholders on January 26, 2021 and taxable in calendar year 2021. The tax characterization of these distributions will be determined in January 2022.

Note 13 — Net Income (loss) per Common Share

The table below presents basic and diluted net income (loss) per share of common stock using the two-class method for the three and nine months ended September 30, 2021 and September 30, 2020 (dollars, other than shares and per share amounts, in thousands):

	For the three months ended September 30, 2021	For the three months ended September 30, 2020	For the nine months ended September 30, 2021	For the nine months ended September 30, 2020
Numerator:
Net income (loss) attributable to common stockholders and participating securities for basic and diluted earnings per share	$(4,213)	$59,807	$(36,423)	$(339,144)
Less:
Dividends and undistributed earnings allocated to participating securities	24	353	65	16
Net income (loss) allocable to common stockholders — basic and diluted	$(4,237)	$59,454	$(36,488)	$(339,160)

Denominator:
Weighted average common shares outstanding for basic earnings per share	60,795,688	60,740,701	60,771,759	56,293,512
Weighted average common shares outstanding for diluted earnings per share	60,795,688	60,740,701	60,771,759	56,293,512
Basic earnings (loss) per common share	$(0.07)	$0.98	$(0.60)	$(6.02)
Diluted earnings (loss) per common share	$(0.07)	$0.98	$(0.60)	$(6.02)

For the three and nine months ended September 30, 2021 and September 30, 2020, the Company excluded the effects of the convertible senior unsecured notes from the computation of diluted earnings per share since the average market value per share of the Company’s common stock was below the exercise price of the convertible senior unsecured notes.

Note 14 — Income Taxes

As a REIT, the Company is not subject to federal income tax to the extent that it makes qualifying distributions to its stockholders and satisfies on a continuing basis, through actual investment and operating results, the REIT requirements including certain asset, income and stock ownership tests.

Based on the Company’s analysis of any potential uncertain income tax positions, the Company concluded that it does not have any uncertain tax positions that meet the recognition or measurement criteria as of September 30, 2021.  The Company files U.S. federal and state income tax returns.  As of September 30, 2021, U.S. federal tax returns filed by the Company for 2019, 2018 and 2017 and state tax returns filed for 2019, 2018, 2017, 2016 and 2015 are open for examination pursuant to relevant statutes of limitation. In the event that the Company incurs income tax related interest and penalties, the Company’s policy is to classify them as a component of its provision for income taxes.

Income Tax Provision

Subject to the limitation under the REIT asset test rules, the Company is permitted to own up to 100% of the stock of one or more taxable REIT subsidiaries ("TRS"). Currently, the Company owns one TRS that is taxable as a corporation and is subject to federal, state and local income tax on its net income at the applicable corporate rates. The TRS, which was formed in Delaware on July 28, 2014, is a limited liability company and a wholly-owned subsidiary of the Company. During the three months ended September 30, 2021 and September 30, 2020, the Company recorded a federal and state tax benefit of $218 thousand and tax provision of $205 thousand, respectively, which is recorded in "Income tax provision (benefit)" in the Consolidated Statements of Operations. During the nine months ended September 30, 2021 and September 30, 2020, the Company recorded a federal and state tax benefit of $19 thousand and tax provision of $367 thousand, respectively.

Deferred Tax Asset

As of September 30, 2021 and December 31, 2020, the Company recorded a deferred tax asset of approximately $20.6 million and $21.0 million, respectively, relating to capital loss carryforward and temporary differences as a result of the timing of income recognition of certain investments held in the TRS. The capital loss carryforwards may only be recognized to the extent of capital gains. There is uncertainty as to the TRS' ability to recognize capital gains in the future. As a result, the Company has concluded it is more likely than not the deferred tax asset will not be realized and has recorded a full valuation allowance of $20.6 million and $21.0 million as of September 30, 2021 and December 31, 2020, respectively.

In addition, the REIT generated net operating losses ("NOLs") during the nine months ended September 30, 2021 related to ordinary losses on its MBS portfolio and it generated NOLs for the years ended December 31, 2020 and December 31, 2017, related to its interest rate swap terminations, and for its California return a portion of the NOLs is apportioned to the TRS. The Company recorded a deferred tax asset relating to the NOLs of $18.8 million and $19.3 million in the REIT and $2.1 million and $2.1 million in the TRS as of September 30, 2021 and December 31, 2020, respectively. The TRS can carryback the NOLs generated during the years ended December 31, 2020 and December 31, 2017 to each of the two preceding years to request a refund for taxes paid. As of September 30, 2021 and December 31, 2020, the Company has concluded it is more likely than not the deferred tax asset relating to the NOLs will not be realized, with the exception of the TRS carryback to 2015, and it has recorded a combined valuation allowance of $20.9 million and $21.4 million, respectively.

Effective Tax Rate

The Company's effective tax rate differs from its combined federal and state income tax rate primarily due to its valuation allowance and the deduction of dividends distributions to be paid under Code Section 857(a).

Note 15 — Contingencies

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. Management is not aware of any material contingencies at September 30, 2021.

Note 16 — Subsequent Events

On November 5, 2021, the Company entered into an amendment of its Residential Whole Loan Facility. The amendment facility bears an interest rate to LIBOR plus 2.00%, with a LIBOR floor of 0.25%. The facility is available to finance five types of residential mortgages: Non-Agency mortgage loans, Non-QM loans, investor loans, re-performing and non-performing loans. The advance rates differ by type of loan, but for performing Non-QM loans the advance rate is 90%. The facility matures on November 4, 2022. The facility is a mark to market margin facility once the collateral value declines below par and has a stated capacity of $500 million.

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

Our Investment Strategy

Our Manager’s investment philosophy, which developed from a singular focus in fixed-income asset management over a variety of credit cycles and conditions, is to provide clients with a diversified, long-term value-oriented portfolio. We benefit from the breadth and depth of our Manager’s overall investment philosophy, which focuses on a macroeconomic analysis as well as an in-depth analysis of individual assets and their relative value. In making investment decisions on our behalf, our Manager seeks to identify assets across the broad mortgage universe with attractive risk adjusted returns, which incorporates its view on the outlook for the mortgage markets, including relative valuation, supply and demand trends, the level of interest rates, the shape of the yield curve, prepayment rates, financing and liquidity, commercial and residential real estate prices, delinquencies, default rates, recovery of various segments of the economy and vintage of collateral, subject to maintaining our REIT qualification and our exemption from registration under the 1940 Act. We do not have an established minimum current rating requirement for our investments.

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

Other investments. — In addition to MBS, our principal investment, we may also make other investments in securities, which our Manager believes will assist us in meeting our investment objective and are consistent with our overall investment policies.  These investments will normally be limited by the REIT requirements that 75% our assets be real estate assets and that 75% of our income be generated from real estate, thereby limiting our ability to invest in such assets.

Our Investment Portfolio

    Our investment portfolio composition at September 30, 2021.

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

Our repurchase agreement counterparties generally require collateral in excess of the loan amount, or haircuts. As of September 30, 2021, the ranges of the haircuts on our investments were as follows:

Collateral	Minimum	Maximum (excluding IOs and IIOs)	Maximum (including IOs and IIOs)
Agency RMBS	25.0%	n/a	25.0%
Non-Agency RMBS	35.0%	35.0%	35.0%
Non-Agency CMBS	25.0%	40.0%	n/a
Other securities	35.0%	60.0%	n/a
Residential Whole Loans(1)	15.0%	50.0%	n/a
Commercial Loans(2)	22.0%	55.0%	n/a

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

There have been no significant changes to our critical accounting policies that are disclosed in our most recent Annual Report on Form 10-K for the year ended December 31, 2020, other than the significant accounting policy disclosed below.

Real Estate Owned

REO represents real estate property acquired by the Company through foreclosure and it is classified as held for sale. Upon completion of the foreclosure, the Company initially records the REO at fair value less estimated costs to sell the property. In subsequent periods, REO is reported at the lower of the current carrying amount or fair value less estimated selling costs and it is classified in "Other assets" in the Consolidated Balance Sheets. Gains/losses recognized on foreclosure as well as realized gains/losses on the disposition of REO are reported by the Company in "Realized gain (loss), net" in the Consolidated Statements of Operations.

2021 Activity

Investment Activity

We continually evaluate potential investments and our investment selection is based on supply and demand of our target assets, costs of financing, and the expected future interest rate volatility costs of hedging. During the nine months ended September 30, 2021, we acquired $243.3 million of residential whole loans. We did not sell any investments.

The following table presents our investing activity for the nine months ended September 30, 2021 (dollars in thousands):

	Balance at		Loan Modification/Capitalized Interest	Principal Payments and Basis Recovery	Proceeds from Sales	Transfers to REO	Realized Gain/(Loss)	Unrealized Gain/(loss)	Premium and discount amortization, net	Balance at
Investment Type	December 31, 2020	Purchases								September 30, 2021
Agency RMBS and Agency RMBS IOs	$1,708	$—	N/A	$(258)	$—	N/A	$—	$(108)	$—	$1,342
Non-Agency RMBS	25,381	—	N/A	(904)	—	N/A	—	3,710	(176)	28,011
Non-Agency CMBS	164,081	—	N/A	(13,479)	—	N/A	(5,929)	(16,254)	6,231	134,650
Other securities(1)	48,754	—	N/A	—	—	N/A	—	4,553	(1,214)	52,093
Total MBS and other securities	239,924	—	N/A	(14,641)	—	N/A	(5,929)	(8,099)	4,841	216,096
Residential Whole Loans	1,008,782	243,322	310	(309,395)	—	—	—	13,667	(7,269)	949,417
Residential Bridge Loans	13,916	—	—	(7,667)	—	(752)	(155)	639	(21)	5,960
Commercial Loans	310,523	—	—	(103,272)	—	(30,000)	—	(48,630)	145	128,766
Securitized commercial loans	1,605,335	—	—	(354,202)	—	—	—	107,423	18,449	1,377,005
Total Investments	$3,178,480	$243,322	$310	$(789,177)	$—	$(30,752)	$(6,084)	$65,000	$16,145	$2,677,244

(1) Other securities include $45.8 million of GSE CRTs and $6.3 million of ABS at September 30, 2021.

Portfolio Characteristics

Our Agency Portfolio

The following table summarizes our Agency portfolio by investment category as of September 30, 2021 (dollars in thousands):

	Principal Balance	Amortized Cost	Fair Value	Net Weighted Average Coupon
Agency RMBS IOs and IIOs (1)	N/A	$63	$134	1.4%
Agency RMBS IOs and IIOs accounted for as derivatives (1)	N/A	N/A	1,208	1.3%
Total Agency RMBS	—	63	1,342	1.3%
Total	$—	$63	$1,342	1.3%

(1)IOs and IIOs have no principal balances and bear interest based on a notional balance.  The notional balance is used solely to determine interest distributions on the interest-only class of securities.

Credit Sensitive Portfolio

Non-Agency RMBS

The following table presents the fair value and weighted average purchase price for each of our Non-agency RMBS categories, including IOs accounted for as derivatives, together with certain of their respective underlying loan collateral attributes and current performance metrics as of September 30, 2021 (fair value dollars in thousands):

		Weighted Average
Category	Fair Value	Purchase Price	Life (Years)	Original LTV	Original FICO	60+ Day Delinquent	CPR
Prime	$10,324	$74.82	5.6	59.4%	779	4.1%	40.5%
Alt-A	17,687	44.10	10.5	71.4%	589	18.5%	9.6%
Total	$28,011	$55.42	8.7	67.0%	659	13.2%	21.0%

Non-Agency CMBS

The following table presents certain characteristics of our Non-Agency CMBS portfolio as of September 30, 2021 (dollars in thousands):

		Principal		Weighted Average
Type	Vintage	Balance	Fair Value	Life (Years)	Original LTV
Conduit:
	2006-2009	$2,229	$1,677	2.4	75.0%
	2010-2020	94,107	34,657	5.8	63.6%
		96,336	36,334	5.7	64.1%
Single Asset:
	2010-2020	116,104	98,316	1.7	64.9%
Total		$212,440	$134,650	2.8	64.7%

Residential Whole Loans

The Residential Whole Loans have low LTV's and are comprised of 2,187 Non-QM adjustable rate mortgages and six investor fixed rate mortgages. The following table presents certain information about our Residential Whole Loans investment portfolio at September 30, 2021 (dollars in thousands):

			Weighted Average
Current Coupon Rate	Number of Loans	Principal Balance	Original LTV	Original FICO Score(1)	Expected Life (years)	Contractual Maturity (years)	Coupon Rate
2.01% – 3.00%	14	$7,816	66.0%	746	5.7	28.4	2.7%
3.01% – 4.00%	332	163,681	62.6%	751	3.2	27.3	3.7%
4.01% – 5.00%	997	380,394	64.8%	748	2.7	28.0	4.8%
5.01% – 6.00%	820	346,778	64.6%	739	2.9	27.2	5.4%
6.01% – 7.00%	28	9,337	67.8%	720	3.0	25.9	6.3%
7.01% - 8.00%	2	506	73.2%	753	4.5	26.9	7.1%
Total	2,193	$908,512	64.3%	745	2.9	27.6	4.8%

(1)The original FICO score is not available for 215 loans with a principal balance of approximately $68.8 million at September 30, 2021. We have excluded those loans from the weighted average computation.

Residential Bridge Loans

    Our Residential Bridge Loans are comprised of short-term fixed rate mortgages secured by non-owner occupied single and multi-family residences with low LTVs, generally up to 85%. The following table presents certain information about our Residential Bridge Loans investment portfolio at September 30, 2021 (dollars in thousands):

			Weighted Average
Current Coupon Rate	Number of Loans	Principal Balance	Original LTV	Contractual Maturity (months)(1)	Coupon Rate
7.01% – 9.00%	3	$2,946	70.4%	0.0	8.8%
9.01% – 11.00%	7	3,213	75.9%	2.0	10.3%
11.01% – 13.00%	2	495	69.7%	2.0	11.4%
Total	12	$6,654	73.0%	2.0	9.7%

(1) Non-performing loans that are past their maturity date are excluded from the calculation of the weighted average contractual maturity. The weighted average contractual maturity for these loans is zero.

Non-performing Residential Loans

The following table presents the aging of the Residential Whole Loans and Bridge Loans as of September 30, 2021 (dollars in thousands):

	Residential Whole Loans			Bridge Loans
	No of Loans	Principal	Fair Value	No of Loans	Principal	Fair Value
Current(1)	2,156	$889,231	$930,286	1	$75	$75
1-30 days	15	7,448	7,746	1	105	105
31-60 days	—	—	—	—	—	—
61-90 days	3	1,238	1,259	—	—	—
90+ days	19	10,595	10,126	10	6,474	5,780
Total	2,193	$908,512	$949,417	12	$6,654	$5,960

(1) Includes one loan in forbearance with unpaid principal balance of $493 thousand.

Residential Whole Loans Forbearance Programs

COVID-19 has materially disrupted business operations, resulting in significantly higher levels of unemployment or underemployment in certain sectors. As a result, some Residential Whole Loan borrowers have experienced financial hardship, making it difficult to meet their payment obligations to us, leading to requests for forbearance and higher levels of delinquency and potentially defaults. We maintain a strong relationship with our servicers and have utilized these relationships to manage the impacts of COVID-19 pandemic on our Non-QM loans, including the use of forbearance programs. As of September 30, 2021, we had one Non-QM loan in forbearance and no Non-QM loans in the repayment phase following forbearance. Under the forbearance agreement, the borrower can generally elect to defer the principal and interest payments for 3 to 5 months. At the end of the forbearance period, the borrower can either repay the deferred principal and interest in full or over the next 9 months or, capitalize the deferred principal and interest to the loan balance and calculate a new amortization payment. Loans in forbearance are treated as "Current" in the above table. The loan in forbearance is carried at fair value and had an unpaid principal balance of $493 thousand, a fair value of $434 thousand, an original LTV of 64.7%, and represents approximately 0.1% of the total outstanding principal balance of our Residential Whole Loans.

Residential Whole Loans in Non-Accrual Status

As of September 30, 2021, there were 19 Non-QM loans carried at fair value in non-accrual status with an unpaid principal balance of approximately $10.6 million and a fair value of $10.1 million. These nonperforming loans represent approximately 1.2% of the total outstanding principal balance. No allowance or provision for credit losses was recorded as of and for the three and nine months ended September 30, 2021 since the valuation adjustment, if any, would be reflected in the fair value of these loans. We stopped accruing interest income for these loans when they became contractually 90 days delinquent.

    As of September 30, 2021, there were 10 Residential Bridge Loans carried at fair value in non-accrual status with an unpaid principal balance of approximately $6.5 million and a fair value of $5.8 million. These nonperforming Residential Bridge Loans represent approximately 97.3% of the total outstanding principal balance. No allowance and provision for credit losses was recorded for loans carried at fair value as of and for the three and nine months ended September 30, 2021 since valuation adjustments, if any, would be reflected in the fair value of these loans. We stopped accruing interest income for these loans when they became contractually 90 days delinquent.

    As of September 30, 2021, we had four real estate owned ("REO") properties with an aggregate carrying value of $1.1 million related to foreclosed Bridge Loans. The REO properties are held for sale and accordingly carried at the lower of cost or fair value less cost to sell. The REO properties are classified in "Other assets" in the Consolidated Balance Sheets.

Commercial Real Estate Investments

The following table presents our commercial loan investments as of September 30, 2021 (dollars in thousands):

Loan	Loan Type	Principal Balance	Fair Value	Original LTV	Interest Rate	Maturity Date	Extension Option	Collateral	Geographic Location
CRE 3	Interest-Only Mezzanine loan	$90,000	$27,495	58%	1-Month LIBOR plus 9.25%	6/29/2021	Two-Year First Extension and One-Year Second Extension	Entertainment and Retail	NJ
CRE 4	Interest-Only First Mortgage	38,367	38,294	63%	1-Month LIBOR plus 3.02%	8/6/2022	Two One-Year Extensions	Retail	CT
CRE 5	Interest-Only First Mortgage	24,535	24,085	62%	1-Month LIBOR plus 3.75%	11/6/2022	Three One-Year Extensions	Hotel	NY
CRE 6	Interest-Only First Mortgage	13,207	12,964	62%	1-Month LIBOR plus 3.75%	11/6/2022	Three One-Year Extensions	Hotel	CA
CRE 7	Interest-Only First Mortgage	7,259	7,126	62%	1-Month LIBOR plus 3.75%	11/6/2022	Three One-Year Extensions	Hotel	IL, FL
CRE 8	Interest-Only First Mortgage	4,442	4,440	79%	1-Month LIBOR plus 4.85%	12/6/2022	None	Assisted Living Facilities	FL
SBC 3	Interest-Only First Mortgage	14,362	14,362	49%	1-Month LIBOR plus 4.10%	7/6/2022	None	Nursing Facilities	CT
		$192,172	$128,766

Commercial Loan Payoffs

On July 7, 2021, SBC 1, with an outstanding principal balance of $45.2 million collateralized by nursing facilities, was paid off in full.

On September 7, 2021, CRE 2, with an outstanding principal balance of $46.8 million collateralized by nursing facilities, was paid off in full.

On September 24, 2021, SBC 2 with an outstanding principal balance of $9.2 million collateralized by an apartment complex was paid off in full.

Non-Performing Commercial Loans

The impact of COVID-19 pandemic has adversely impacted a broad range of industries in which our commercial loan borrowers operate and could impair their ability to fulfill their financial obligations to us, most significantly retail and hospitality asset. All but the two loans discussed below remain current.

CRE 1 Loan

In October 2020, we commenced foreclosure proceedings. However, on February 24, 2021, the borrower filed for bankruptcy protection halting the foreclosure process. In August 2021, the bankruptcy case was dismissed by the bankruptcy court and we, together with the other holders of the loan, foreclosed on the property through a SPE formed for the purpose of holding the property. The property is currently being marketed for sale. Based on preliminary bids, we believe there is a reasonable likelihood that our investment along with the other members' interest will be recovered, although there is no assurance of full recovery. The borrower has continued to file legal challenge to the sale process. While the Company believes these legal challenges have no merit, they have delayed moving forward with the sale of the property.

The SPE is consolidated by us and the property is recorded at the lower of cost or fair value less cost to sell. As of September 30, 2021, the REO is recorded at $42.5 million and classified in "Other assets" in the Consolidated Balance Sheets and the other members' interests in the SPE of approximately $11.9 million are recorded as "Non-controlling interest" in the consolidated financial statements.

CRE 3 Loan

As of September 30, 2021, the CRE 3 junior mezzanine loan with an outstanding principal balance of $90.0 million secured by a retail facility was non-performing and past its maturity date of June 29, 2021. We were receiving interest payments on this loan from a reserve that was exhausted in May 2021. During the second quarter of 2021, the fair value of the loan declined significantly. We are currently in discussions with the borrower and certain other lenders regarding alternatives to address the situation which might include modifications of loan terms, deferral of payments and the funding of new advances. There can be no assurance that these discussions will result in an outcome in which we would be repaid any amount of the loan and we may suffer further declines in fair value with respect to the mezzanine investment. For the three months ended September 30, 2021, we suffered a further decline of $5.2 million in the fair value of this investment. We could experience a total loss of our investment under various scenarios, which at current levels would result in a $27.5 million reduction in the Company’s book value. Refer to Note 6 - "Commercial Loans" for details.

The following table presents the aging of the Commercial Loans as of September 30, 2021 (dollars in thousands):

	Commercial Loans
	No of Loans	Principal	Fair Value
Current	6	$102,172	$101,271
1-30 days	—	—	—
31-60 days	—	—	—
61-90 days	—	—	—
90+ days	1	90,000	27,495
Total	7	$192,172	$128,766

Securitized Commercial Loan

On August 1, 2020 we consolidated CSMC USA as a result of our ongoing reassessment of our CMBS VIE holdings for potential consolidation of the securitized trust. Our $14.9 million or 8.8% interest in the trust certificate of CSMC USA (F Class) was eliminated in the consolidation. Please refer to Note 6 - "Commercial Real Estate Investments" for details. The CSMC USA holds a commercial loan secured by a first mortgage lien on the borrowers’ fee and leasehold interests in a portion of a super-regional mall. The outstanding principal balance on this commercial loan is $1.4 billion as of September 30, 2021. The loan's stated maturity date is September 11, 2025 and bears a fixed interest rate of 4.38%. The commercial loan served as collateral for the $1.4 billion securitized debt issued by CMSC USA and the securitized debt is non-recourse to us. Refer to Note 7 - "Financings" for details on the associated securitized debt.

In December 2020, the commercial loan held by CSMC USA was amended to an interest only payment through maturity. As part of the modification, a Cash Management Forbearance Agreement was entered into by special servicer and the borrower that required both increased reporting requirements and monthly net cash remittance.

Geographic Concentration

The mortgages underlying our Non-Agency RMBS and Non-Agency CMBS are located in various states across the United States and other countries. The following table presents the five largest concentrations by location for the mortgages collateralizing our Non-Agency RMBS and Non-Agency CMBS as of September 30, 2021, based on fair value (dollars in thousands):

	Non-Agency RMBS			Non-Agency CMBS
	Concentration	Fair Value		Concentration	Fair Value
California	27.2%	$7,628	California	30.6%	$41,196
New York	9.3%	2,591	Nevada	14.6%	19,620
Florida	9.1%	2,554	Illinois	13.6%	18,372
New Jersey	4.2%	1,173	Bahamas	10.6%	14,330
Maryland	4.0%	1,125	New York	3.8%	5,073

The following table presents the various states across the United States in which the collateral securing our Residential Whole Loans and Residential Bridge Loans at September 30, 2021, based on principal balance, is located (dollars in thousands):

	Residential Whole Loans			Residential Bridge Loans
	State Concentration	Principal Balance		State Concentration	Principal Balance
California	72.3%	$656,801	New York	39.5%	$2,631
New York	14.3%	129,931	California	35.9%	2,386
Georgia	2.7%	24,300	Florida	16.9%	1,125
Florida	2.4%	21,697	New Jersey	5.0%	335
New Jersey	2.0%	18,255	Pennsylvania	1.6%	105
Other	6.3%	57,528	Other	1.1%	72
Total	100.0%	$908,512	Total	100.0%	$6,654

Financing Activity

      We will look to continue to expand and diversify our financing sources, especially those sources that provide an alternative to short-term repurchase agreements with daily margin requirements. During the nine months ended September 30, 2021, we repurchased $129.3 million aggregate principal amount of the 2022 Notes and issued $86.3 million aggregate principal amount of the 2024 Notes. We did not sell any investments during the nine months ended September 30, 2021.

Repurchase Agreements

Non-Agency CMBS and Non-Agency RMBS Facility

On May 5, 2021, we amended our Non-Agency CMBS and Non-Agency RMBS financing facility to, among other things, extend the facility for an additional 12 months and reduce the interest rate. The amended facility has improved advance rates and bears interest at a rate of three-month LIBOR plus 2.00%. As of September 30, 2021, the outstanding balance under this facility was $111.5 million. The borrowing is secured by investments with an estimated fair market value of $196.7 million as of September 30, 2021.

Commercial Whole Loan Facility

As of September 30, 2021, we had approximately $63.7 million in borrowings, with a weighted average interest rate of 2.27% under our commercial whole loan facility. The borrowing is secured by loans with an estimated fair market value of

$86.9 million as of September 30, 2021. The facility was subject to automatic monthly rolling until such time that it is terminated pursuant to the terms of the agreement by either the borrower or lender or until certain conditions of default.

Residential Whole Loan Facility
Under the residential whole loan facility, as of September 30, 2021, we had approximately $236.8 million in borrowings with an interest rate of one month LIBOR plus 2.75%. The borrowing is secured by Non-QM loans with an estimated fair market value of $287.1 million.

Recourse and Non-Recourse Financing

We utilize both recourse and non-recourse debt to finance our portfolio. Our recourse debt included our short and long-term repurchase agreement financings and our convertible senior unsecured notes. At September 30, 2021, our total non-recourse financing of approximately $2.0 billion is comprised of $605.0 million of securitized debt issued in connection with our two Residential Whole Loan securitizations and $1.4 billion of securitized debt from owning a $14.9 million Non-Agency CMBS bond deemed to be a controlling financial variable interest in CSMC USA which required us to consolidate the CMBS VIE.

(dollars in thousands)	September 30, 2021		December 31, 2020
Recourse and non-recourse financing	$2,580,413		$2,973,732
Non-recourse financing	1,970,513		2,446,012
Total recourse financing	$609,900	$609,900	$527,720

Stockholders' equity	$210,186		$255,112

Recourse leverage	2.9x		2.1x

Financing Facilities Outstanding Borrowings

At September 30, 2021, we had outstanding borrowings under five of our repurchase agreements. The following table summarizes certain characteristics of our repurchase agreements at September 30, 2021 (dollars in thousands):

Securities Pledged	Repurchase Agreement Borrowings	Weighted Average Interest Rate on Borrowings Outstanding at end of period	Weighted Average Remaining Maturity (days)
Short-Term Borrowings:
Agency RMBS	$1,048	1.05%	59
Non-Agency CMBS	10,314	1.75%	12
Residential Whole Loans (1)	41,013	2.66%	4
Residential Bridge Loans (1)	5,817	2.60%	4
Commercial Loans (1)	10,603	3.18%	4
Other Securities	2,587	3.52%	19
Subtotal	71,382	2.60%	7
Long-Term Borrowings:
Non-Agency CMBS (2)	68,352	2.12%	193
Non-Agency RMBS	15,632	2.12%	217
Residential Whole Loans (1)(3)	236,767	3.00%	36
Commercial Loans	63,669	2.27%	360
Other Securities	27,506	2.12%	217
Subtotal	411,926	2.65%	113
Repurchase Agreements Borrowings	$483,308	2.64%	98
Less Unamortized Debt Issuance Costs	40	N/A	N/A
Repurchase Agreements Borrowings, net	$483,268	2.64%	98

(1)Repurchase agreement borrowings on loans owned are through trust certificates. The trust certificates are eliminated in consolidation.
(2)Includes repurchase agreement borrowings on securities eliminated upon VIE consolidation.
(3)The Residential Whole Loan facility's maturity was extended one month in October 2021.The weighted average remaining maturity reflects the one month extension.
.
Certain of the financing arrangements provide the counterparty with the right to terminate the agreement if we do not maintain certain equity, liquidity and leverage metrics. We were in compliance with the terms of such financial tests as of September 30, 2021.

At September 30, 2021, we had outstanding repurchase agreement borrowings with the following counterparties:

(dollars in thousands) Repurchase Agreement Counterparties	Amount Outstanding	Percent of Total Amount Outstanding	Company Investments Held as Collateral	Counterparty Rating(1)
Credit Suisse AG, Cayman Islands Branch (2)	$339,773	70.3%	$414,003	A+
Citigroup Global Markets Inc.	111,491	23.1%	196,665	A+
Nomura Securities International, Inc. (3)	18,096	3.7%	22,038	Unrated (3)
Credit Suisse Securities (USA) LLC	12,900	2.7%	20,400	A+
All other counterparties (4)	1,048	0.2%	1,342
Total	$483,308	100.0%	$654,448

(1)The counterparty ratings presented above are the long-term issuer credit ratings as rated at September 30, 2021 by S&P.
(2)Includes master repurchase agreements in which the buyer includes Alpine Securitization LTD., a Credit Suisse sponsored asset-backed commercial paper conduit.
(3)    Nomura Holdings, Inc., the parent company of Nomura Securities International, Inc., is rated BBB+ by S&P at September 30, 2021.
(4)    Represents amount outstanding with one counterparty, which holds collateral valued less than 5% of our stockholders’ equity as security for our obligations under the applicable repurchase agreements as of September 30, 2021.

The following table presents our average repurchase agreement borrowings, excluding unamortized debt issuance costs, by type of collateral pledged for the three and nine months ended September 30, 2021 (dollars in thousands):

Collateral	Three Months Ended September 30, 2021	Nine months ended September 30, 2021
Agency RMBS	$1,125	$1,235
Non-Agency RMBS	15,632	15,120
Non-Agency CMBS(1)	81,645	79,890
Residential Whole Loans	133,556	80,565
Commercial loans	106,200	135,398
Residential Bridge Loans	7,897	10,342
Membership interest	15,452	17,863
Other securities	30,052	23,596
Total	$391,559	$364,009
Maximum borrowings during the period(2)	$483,307	$483,307

(1)Includes repurchase agreement borrowings on securities eliminated upon VIE consolidation.
(2)Amount represents the maximum borrowings at month-end during each of the respective periods.
Securitized Debt

Commercial Mortgage-Backed Notes

We hold a controlling financial variable interest in CSMC USA and were required to consolidate the CMBS VIE. Refer to Note 7 - "Financings" for details. The following table summarizes the consolidated 2014 CSMC USA's commercial mortgage pass-through certificates at September 30, 2021 which is classified in "Securitized debt, net" in the Consolidated Balance Sheets (dollars in thousands):

Classes	Principal Balance	Coupon	Fair Value	Contractual Maturity
Class A-1	$120,391	3.3%	$126,264	9/11/2025
Class A-2	531,700	4.0%	570,167	9/11/2025
Class B	136,400	4.2%	138,562	9/11/2025
Class C	94,500	4.3%	92,630	9/11/2025
Class D	153,950	4.4%	142,388	9/11/2025
Class E	180,150	4.4%	161,900	9/11/2025
Class F	153,600	4.4%	118,664	9/11/2025
Class X-1(1)	N/A	0.5%	12,347	9/11/2025
Class X-2(1)	N/A	0.03%	2,572	9/11/2025
	$1,370,691		$1,365,494

(1) Class X-1 and X-2 are interest-only classes with notional balances of $652.1 million and $733.5 million as of September 30, 2021, respectively.

The above table does not reflect the portion of the class F bond held by us because the bond is eliminated in consolidation. Our ownership interest in the F bonds represents a controlling financial interest, which resulted in consolidation of the trust, during the quarter. The bond had a fair market value of $11.5 million at September 30, 2021, and our exposure to loss is limited to our ownership interest in this bond.

Residential Mortgage-Backed Notes

In May 2019, we completed a residential mortgage-backed securitization comprised of a portion of our Residential Whole Loan portfolio. RMI 2015 Trust and RNR Trust collectively transferred $945.5 million of Non-QM Residential Whole

Loans, to our wholly owned subsidiary, Arroyo Trust 2019. Arroyo Trust 2019 issued $919.0 million of mortgage-backed notes and we retained the subordinate non-offered securities. These non-offered securities with an estimated fair value of $35.9 million at September 30, 2021 were eliminated in the consolidation. At September 30, 2021, Residential Whole Loans, with an outstanding principal balance of approximately $414.0 million, serve as collateral for the Arroyo Trust 2019's securitized debt.

The following table summarizes the consolidated Arroyo Trust 2019's issued mortgage-backed notes at September 30, 2021 which is classified in "Securitized debt, net" in the Consolidated Balance Sheets (dollars in thousands):

Classes	Principal Balance	Coupon	Carrying Value	Contractual Maturity
Issued Mortgage-Backed Notes
Class A-1	$330,944	3.3%	$330,944	4/25/2049
Class A-2	17,740	3.5%	17,740	4/25/2049
Class A-3	28,106	3.8%	28,106	4/25/2049
Class M-1	25,055	4.8%	25,055	4/25/2049
Subtotal	$401,845		$401,845
Less: Unamortized deferred financing costs	N/A		3,727
Total	$401,845		$398,118

In June 2020, we completed a residential mortgage-backed securitization comprised of a portion of our Residential Whole Loan portfolio. RMI 2015 Trust transferred $355.8 million of Non-QM Residential Whole Loans, to our wholly owned subsidiary, Arroyo Trust 2020. Arroyo Trust 2020 issued $341.7 million of mortgage-backed notes and we retained the subordinate non-offered securities. These non-offered securities with an estimated fair value of $26.0 million at September 30, 2021 were eliminated in the consolidation. At September 30, 2021, Residential Whole Loans, with an outstanding principal balance of approximately $216.4 million, serve as collateral for the Arroyo Trust 2020's securitized debt.

The following table summarizes the consolidated Arroyo Trust 2020's issued mortgage-backed notes at September 30, 2021 which is classified in "Securitized debt, net" in the Consolidated Balance Sheets (dollars in thousands):

Classes	Principal Balance	Coupon	Carrying Value	Contractual Maturity
Issued Mortgage-Backed Notes
Class A-1A	$148,244	1.7%	$148,244	3/25/2055
Class A-1B	17,591	2.1%	17,591	3/25/2055
Class A-2	13,518	2.9%	13,518	3/25/2055
Class A-3	17,963	3.3%	17,963	3/25/2055
Class M-1	11,739	4.3%	11,739	3/25/2055
Subtotal	$209,055		$209,055
Less: Unamortized deferred financing costs	N/A		2,154
Total	$209,055		$206,901

Convertible Senior Unsecured Notes
1
During the quarter we reduced the our overall convertible senior unsecured notes outstanding by $36.4 million and extended the maturity to 2024 for $86.3 million of our convertible senior unsecured debt through the issuance of the 2024 Notes to further strengthen our balance sheet.

1

In August 2021, we repurchased $22.3 million aggregate principal amount of our existing 2022 Notes at a weighted average discount to par value of 2.8%.
In September 2021, we issued $86.3 million of 2024 Notes and used the net proceeds, together with approximately $20.2 million of cash on hand, to repurchase an additional $100.3 million of our 2022 Notes.

As of September 30, 2021, we had $45.7 million of the 2022 Notes outstanding. The 2022 Notes mature on October 1, 2022, unless earlier converted, redeemed or repurchased by the holders pursuant to their terms, and are not redeemable by us except during the final three months prior to maturity.

As of September 30, 2021, we had $86.3 million aggregate principal amount of the 2024 Notes outstanding. The 2024 notes mature on September 15, 2024, unless earlier converted, redeemed or repurchased by the holders pursuant to their terms, and are not redeemable by us except during the final three months prior to maturity.

Hedging Activity
The following tables summarize the hedging activity during the nine months ended September 30, 2021 (dollars in thousands):

	Notional Amount at		Settlements, Terminations or Expirations	Notional Amount at
Derivative Instrument	December 31, 2020	Acquisitions		September 30, 2021
Fixed pay interest rate swaps	$—	$22,000	$—	$22,000
Variable pay interest rate swaps	—	56,500	(56,500)	—
Credit default swaps	6,170	—	—	6,170
Total derivative instruments	$6,170	$78,500	$(56,500)	$28,170

	Fair Value at	Acquisitions	Settlements, Terminations or Expirations	Realized Gains / Losses	Mark-to-market	Fair Value at
Derivative Instrument	December 31, 2020					September 30, 2021
Fixed pay interest rate swaps	$—	$—	$(341)	$341	$(25)	$(25)
Variable pay interest rate swaps	—	—	(179)	179	—	—
Credit default swaps	(495)	—	—	—	52	(443)
Total derivative instruments	$(495)	$—	$(520)	$520	$27	$(468)

Capital Markets Activity
Convertible Notes Repurchases

During the nine months ended September 30, 2021, we repurchased $129.3 million aggregate principal amount of the 2022 Notes at an approximate 0.8% discount to par value, plus accrued and unpaid interest.

Dividends

During the nine months ended September 30, 2021, we declared dividends totaling $0.18 per share generating a dividend yield of approximately 9.2% based on the stock closing price of $2.61 on September 30, 2021.

Book Value

The following chart reflects our book value per common share basic and diluted over five consecutive quarters:

Book Value
5
4
3
2
1
0
4.07
4.20
4.27
3.55
3.45
09/30/20
12/31/20
03/31/21
06/30/21
09/30/21
Period Ending

    During the first half of 2020, the COVID-19 pandemic created unprecedented market disruption and dislocation, requiring us to sell assets to meet margin calls. We have implemented measures to increase liquidity, reduce leverage, and seek alternative financing arrangements to preserve long-term shareholder value. The decrease in book value from $3.55 as of June 30, 2021, to $3.45 as of September 30, 2021, was primarily due to a decline in fair value in our commercial investment portfolio and the fair value adjustment and accelerated premium amortization associated prepayments in our residential whole loan portfolio during the 3rd quarter.

Results of Operations

Comparison of the three months ended September 30, 2021 to the three months ended September 30, 2020.

General
Due to the continued uncertainty still surrounding COVID-19 pandemic, our results of operations for the three months ended September 30, 2021 and September 30, 2020 may not be comparable.
We continued to make progress towards strengthening our balance sheet and improving liquidity. For the three months ended September 30, 2021, we generated a net loss of $4.5 million, or $0.07 per basic and diluted weighted common share. Although the residential credit markets continued to improve in the three months ended September 30, 2021, our commercial real estate investments especially in the retail ans hospitality sectors are taking longer to recover, which impacted valuations and was a key driver of the net loss for the period. Our commercial investment declined in fair value by approximately $8.5 million and further losses are possible. However, during the quarter, certain of our commercial investments benefited from improvements in the commercials mortgage markets resulting in $157.3 million in payoffs from three commercial loans, a CMBS bond and a risk retention bond. We deployed the capital to acquire $233.2 million in Non_QM loans and buy back a portion of our 2022 Notes. We did not dispose of any investments or receive significant margin calls during the third quarter of 2021.
For the three months ended September 30, 2020, due the improved residential credit markets there was significant increase in our residential whole loan investments, which was a key contributor to the generation of net income of $59.8 million, or $0.98 per basic and diluted weighted common share.

Net Interest Income

    The following tables set forth certain information regarding our net interest income on our investment portfolio for the three months ended September 30, 2021 and September 30, 2020 (dollars in thousands):

Three Months Ended September 30, 2021	Average Amortized Cost of Assets	Total Interest Income	Yield on Average Assets

Investments
Agency RMBS	$70	$4	22.67%
Non-Agency CMBS	200,824	4,290	8.48%
Non-Agency RMBS	28,528	369	5.13%
Residential Whole Loans	831,634	8,147	3.89%
Residential Bridge Loans	8,714	89	4.05%
Commercial loans	243,534	2,847	4.64%
Securitized commercial loans	1,407,129	23,622	6.66%
Other securities	48,364	773	6.34%
Total investments	$2,768,797	$40,141	5.75%

	Average Carrying Value	Total Interest Expense	Average Cost of Funds(1)
Borrowings
Repurchase agreements	$391,559	$3,037	3.08%
Convertible senior unsecured notes, net	145,356	3,099	8.46%
Securitized debt	1,995,098	26,842	5.34%
Total borrowings	$2,532,013	$32,978	5.17%

Net interest income and net interest margin(2)		$7,163	1.03%

Three Months Ended September 30, 2020	Average Amortized Cost of Assets	Total Interest Income	Yield on Average Assets

Investments
Agency RMBS	$136	$8	23.40%
Non-Agency CMBS	244,082	5,186	8.45%
Non-Agency RMBS	30,355	462	6.05%
Residential Whole Loans	1,137,905	12,698	4.44%
Residential Bridge Loans	24,328	325	5.31%
Commercial Loans	332,348	5,390	6.45%
Securitized commercial loan	1,329,556	19,191	5.74%
Other securities	51,475	710	5.49%
Total investments	$3,150,185	$43,970	5.55%

	Average Carrying Value	Total Interest Expense	Average Cost of Funds(1)
Borrowings
Repurchase agreements	$348,360	$3,503	4.00%
Convertible senior unsecured notes, net	194,281	4,062	8.32%
Securitized debt	2,264,800	26,288	4.62%
Total borrowings	$2,807,441	$33,853	4.80%

Net interest income and net interest margin(2)		$10,117	1.28%

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

Interest Income

For the three months ended September 30, 2021, and September 30, 2020, we earned interest income on our investments of approximately $40.1 million and $44.0 million, respectively, a decrease of approximately $3.8 million. The decrease in interest income was a result of payoffs in our commercial investment portfolio and our $90 million commercial mezzanine loan becoming non-performing in May 2021. The decrease was partially offset by the increase in the weighted average yield on our portfolio to 5.75% for the three months ended September 30, 2021 from 5.55% for the three months ended September 30, 2020, due to a larger portion of our portfolio in higher yielding investments.

Interest Expense

Interest expense decreased from $33.9 million for the three months ended September 30, 2020, to $33.0 million for the three months ended September 30, 2021. The decrease in interest expense was a result of improved cost of financing from the improved terms on our amended residential and securities financing facilities and a decrease in our convertible senior unsecured notes outstanding as a result of the repurchases.

Other income (loss), net

Realized gain (loss), net

Realized gain (loss) represents the net gain (loss) on sales or settlements from our investment portfolio and debt. We did not have significant asset sales during the quarter ended September 30, 2021. However, during the quarter ended September 30, 2021, we repurchased $122.6 million aggregate principal amount of our 2022 Notes. Refer to Note 7 - "Financing" for details.

The following table presents the realized gains (losses) of our investments and debt for each of the three months ended September 30, 2021 and September 30, 2020 (dollars in thousands):

	For the three months ended September 30, 2021				For the three months ended September 30, 2020
	Proceeds (Payments)	Gross Gains	Gross Losses	Net Gain (Loss)	Proceeds (Payments)	Gross Gains	Gross Losses	Net Gain (Loss)
Non-Agency RMBS	$—	$—	$—	$—	$(44)	$—	$(44)	$(44)
Residential Bridge Loans(1)	—	19	(37)	(18)	—	—	(225)	(225)
Loans transferred to REO(2)	68	15	—	15	—	—	—	—
Disposition of REO	738	54	—	54	786	—	(271)	(271)
Convertible senior unsecured notes(3)	(122,330)	165	(1,742)	(1,577)	—	1,258	—	1,258
Total	$(121,524)	$253	$(1,779)	$(1,526)	$742	$1,258	$(540)	$718

(1)Realized gains/losses recognized on the final settlement of the loans.
(2)Realized gains/losses recognized on the transfer of Residential Bridge Loans to REO. Proceeds represent the fair value less estimated selling costs of the real estate on the date of transfer.
(3)Realized gains/losses recognized on the extinguishment of convertible senior notes.

Unrealized gain (loss), net

Our investments, and securitized debt, for which we have elected the fair value option are recorded at fair value with the periodic changes in fair value being recorded in earnings.  The change in unrealized gain (loss) is directly attributable to changes in market pricing on the underlying investments and securitized debt during the period. The residential credit markets improved in the three months ended September 30, 2020 and three months ended September 30, 2021 resulting in improved valuations. However, our commercial real estate investments suffered from lower valuation in the three months ended September 30, 2021.

The following table presents the net unrealized gains (losses) we recorded on our investments and securitized debt (dollars in thousands):

	Three months ended September 30, 2021	Three months ended September 30, 2020
Agency RMBS	$(3)	$(9)
Non-Agency CMBS	(2,980)	5,873
Non-Agency RMBS	2,241	(856)
Residential Whole Loans	(2,394)	48,307
Residential Bridge Loans	175	410
Commercial loans	(5,494)	2,194
Securitized commercial loans	(9,616)	4,567
Other securities	930	1,602
Securitized debt	11,138	(7,523)
REO	—	125
Total	$(6,003)	$54,690

Gain (loss) on derivatives, net

    In March 2020, we effectively terminated all of our fixed-pay interest rate swaps and our variable-pay interest rate swaps to reduce hedging costs and associated margin volatility. As of September 30, 2021, we had interest rate swaps with a notional amount of $22.0 million. Our hedging strategy is designed to mitigate our exposure to interest rate volatility.

The following table presents the components of gain (loss) on derivatives for the three months ended September 30, 2021 and September 30, 2020 (dollars in thousands):

	Realized Gain (Loss), net
Description	Other Settlements / Expirations	Variation Margin Settlement	Return (Recovery) of Basis	Mark-to-Market	Contractual interest income (expense), net(1)	Total
Three months ended September 30, 2021
Interest rate swaps	$—	$485	$—	$(71)	$96	$510
Agency and Non-Agency Interest-Only Strips— accounted for as derivatives	—	—	(59)	(90)	82	(67)
Credit default swaps	16	—	—	56	—	72
Total	$16	$485	$(59)	$(105)	$178	$515

Three months ended September 30, 2020
Agency and Non-Agency Interest-Only Strips— accounted for as derivatives	$—	$—	$(166)	$71	$200	$105
Credit default swaps	166	—	—	(359)	—	(193)
Total	$166	$—	$(166)	$(288)	$200	$(88)

(1)Contractual interest income (expense), net on derivative instruments includes interest settlement paid or received.

Other, net

For the three months ended September 30, 2021 and September 30, 2020, "Other, net" was a income of $277 thousand and a loss of $31 thousand, respectively. The balance is mainly comprised of income on cash balances, miscellaneous net interest income (expense) on cash collateral for our repurchase agreements and derivatives, and miscellaneous fees and expenses on residential mortgage loans.

Expenses

Management Fee

We incurred management fee expense of approximately $1.5 million and $1.5 million for the three months ended September 30, 2021 and September 30, 2020, respectively.  Pursuant to the terms of the Management Agreement, our Manager is paid a management fee equal to 1.5% per annum of our stockholders’ equity (as defined in the Management Agreement), calculated and payable (in cash) quarterly in arrears.

The management fees, expense reimbursements and the relationship between our Manager and us are discussed further in Note 10, “Related Party Transactions” to the financial statements contained in this Quarterly Report on Form 10-Q.

Other Operating Expenses

We incurred other operating expenses of approximately $1.3 million and $1.2 million for the three months ended September 30, 2021, and September 30, 2020, respectively. Other operating costs comprise derivative transaction costs, custody, and asset management/loan servicing fees for loans acquired serving released. The increase was primarily due to transaction costs associated with the foreclosure of one of our commercial loans. The hotel REO is held in an SPE in which we have a majority interest and which we consolidate.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2021 was $2.3 million, a decrease of $361 thousand from $2.7 million for the three months ended September 30, 2020. The decrease was mainly attributable to a decrease in the cost of our D&O insurance.

Comparison of the nine months ended September 30, 2021 to the nine months ended September 30, 2020

General
During the nine months ended September 30, 2021, our results of operations continued to be impacted by ongoing market disruption and dislocation due to the COVID-19 pandemic. In 2021, our portfolio generally experienced improved valuations and earnings. However, the recovery of the commercial mortgage sector, mainly retail and hospitality, has lagged the residential mortgage sector. We expect improvement in the retail and hospitality mortgage markets as the economy reopens, which in turn should improve valuations. However, there is no assurance that this will be the case. Certain of our commercial investments benefited from some improvement in the commercial mortgage markets resulting in $157.3 million in payoffs from three commercial loans, a CMBS bond, and a risk retention bond. We deployed the capital to acquire $243.3 million in Non_QM loans and buy back a portion of our 2022 Notes. We did not sell a material amount of assets or receive significant margin calls during the nine months ended September 30, 2021.

Due to the significant amount of investment sales in the first half of 2020 resulting from the market volatility created by the COVID-19 pandemic, our results of operations for the nine months ended September 30, 2021 and September 30, 2020 may not be comparable.

We continued to make progress towards strengthening our balance sheet and improving liquidity. For the nine months ended September 30, 2021, we generated a net loss of $36.7 million, or $0.60 per basic and diluted weighted common share. The key driver of the net loss was the $52.8 million decline in the fair value of our $90.0 million non-performing commercial mezzanine loan collateralized by the Property. For the nine months ended September 30, 2020, due to a significant decline in asset values created by the uncertainty surrounding the pandemic, we generated a net loss of $339.1 million, or $6.02 per basic and diluted weighted common share.

Net Interest Income

    The following tables set forth certain information regarding our net interest income on our investment portfolio for the nine months ended September 30, 2021 and September 30, 2020 (dollars in thousands):

Nine months ended September 30, 2021	Average Amortized Cost of Assets	Total Interest Income	Yield on Average Assets

Investments
Agency RMBS	$89	$12	18.03%
Non-Agency CMBS	202,937	13,401	8.83%
Non-Agency RMBS	29,270	1,058	4.83%
Residential Whole Loans	883,711	25,724	3.89%
Residential Bridge Loans	11,383	806	9.47%
Commercial loans	297,593	11,263	5.06%
Securitized commercial loans	1,487,050	72,586	6.53%
Other securities	49,355	2,503	6.78%
Total investments	$2,961,388	$127,353	5.75%

	Average Carrying Value	Total Interest Expense	Average Cost of Funds(1)
Borrowings
Repurchase agreements	$364,009	$9,755	3.58%
Convertible senior unsecured notes, net	159,862	10,056	8.41%
Securitized debt	2,170,148	84,541	5.21%
Total borrowings	$2,694,019	$104,352	5.18%

Net interest income and net interest margin(2)		$23,001	1.04%

Nine months ended September 30, 2020	Average Amortized Cost of Assets	Total Interest Income	Yield on Average Assets

Investments
Agency CMBS	$458,152	$10,700	3.12%
Agency RMBS	78,167	1,983	3.39%
Non-Agency CMBS	274,878	16,683	8.11%
Non-Agency RMBS	33,928	1,187	4.67%
Residential Whole Loans	1,277,263	42,892	4.49%
Residential Bridge Loans	29,311	1,542	7.03%
Commercial loans	340,184	17,777	6.98%
Securitized commercial loan	846,243	34,791	5.49%
Other securities	57,730	2,755	6.37%
Total investments	$3,395,856	$130,310	5.13%

	Average Carrying Value	Total Interest Expense	Average Cost of Funds(1)
Borrowings
Repurchase agreements	$1,361,985	$31,220	3.06%
Convertible senior unsecured notes, net	196,826	12,351	8.38%
Securitized debt	1,650,091	50,805	4.11%
Total borrowings	$3,208,902	$94,376	3.93%

Net interest income and net interest margin(2)		$35,934	1.41%

(1) Average cost of funds does not include the interest expense related to our derivatives. In accordance with GAAP, such costs are included in "Gain (loss) on derivative instruments, net" in the Consolidated Statements of Operations.
(2) Since we do not apply hedge accounting, our net interest margin in this table does not reflect the benefit /cost of our interest rate swaps. See Non-

Interest Income

For the nine months ended September 30, 2021, and September 30, 2020, we earned interest income on our investments of approximately $127.4 million and $130.3 million, respectively, a decrease of approximately $3.0 million.  A smaller investment portfolio from sales in the first six months of 2020, 2021 payoffs in our residential and commercial investments and our $90 million commercial mezzanine loan becoming non-performing in May 2021 mainly drove the decrease in interest income. The consolidation of CSMC USA as of August 1, 2020 and the 2021 acquisition of $243.3 million in Non_QM loans partially offset the decline in interest income.

Interest Expense

Interest expense increased from $94.4 million for the nine months ended September 30, 2020, to $104.4 million for the nine months ended September 30, 2021. The increase in interest expense was mainly a result of the consolidation of CSMC USA, which increased interest expense by $46.9 million. The increase was partially offset by a decline in recourse leverage from a smaller investment portfolio, improved cost of financing from our 2020 residential whole loan securitization, improved terms on our amended residential and securities financing facilities, repurchases of our 2022 Notes and securitized debt paydowns.
Other income (loss), net

Realized gain (loss) on investments, net

Realized gain (loss) on investments represents the net gain (loss) on sales or settlements from our investment portfolio and debt. We did not have a significant amount of asset sales. However, during the nine months ended September 30, 2021, we repurchased $129.3 million of our 2022 Notes. Refer to Note 7 - "Financing" for details. For the nine months ended September 30, 2020, we sold $2.4 billion in investments in order to improve liquidity, reduce our repurchase agreement borrowing, and satisfy our margin calls. These sales generated $82.9 million in realized gains.

The following table presents the realized gains (losses) of our investments and debt for each of the nine months ended September 30, 2021 and September 30, 2020 (dollars in thousands):

	For the nine months ended September 30, 2021				For the nine months ended September 30, 2020
	Proceeds (Payments)	Gross Gains	Gross Losses	Net Gain (Loss)	Proceeds (Payments)	Gross Gains	Gross Losses	Net Gain (Loss)
Agency CMBS	$—	$—	$—	$—	$1,668,149	$116,463	$(6,486)	$109,977
Agency RMBS	—	—	—	—	400,948	12,552	(506)	12,046
Non-Agency CMBS	—	—	(5,929)	(5,929)	94,586	1	(22,703)	(22,702)
Non-Agency RMBS	—	—	—	—	12,658	—	(60)	(60)
Other securities	—	—	—	—	35,957	113	(6,223)	(6,110)
Residential Whole-Loans	—	—	—	—	144,259	—	(10,511)	(10,511)
Residential Bridge Loans(1)	—	19	(153)	(134)	—	8	(376)	(368)
Loan transferred to REO(2)	752	15	(36)	(21)	419	126	(32)	94
Disposition of REO	738	54	—	54	1,763	18	(698)	(680)
Convertible senior unsecured notes(3)	(128,645)	405	(1,742)	(1,337)	—	1,258	—	1,258
Total	$(127,155)	$493	$(7,860)	$(7,367)	$2,358,739	$130,539	$(47,595)	$82,944

(1)Realized gains/losses recognized on the final settlement of the loans.
(2)Realized gains/losses recognized on the transfer of Residential Bridge Loans to REO. Proceeds represent the fair value less estimated selling costs of the real estate on the date of transfer.
(3)Realized gains/losses recognized on the extinguishment of convertible senior notes.

Unrealized gain (loss), net

Our investments, and securitized debt, for which we have elected the fair value option are recorded at fair value with the periodic changes in fair value being recorded in earnings.  The change in unrealized gain (loss) is directly attributable to changes in market pricing on the underlying investments and securitized debt during the period.

We recognized an unrealized loss of $39.3 million for the nine months ended September 30, 2021, mainly driven by a commercial mezzanine loan and our Non-Agency CMBS investments. During the nine months ended September 30, 2021, the fair value of the commercial mezzanine loan declined significantly, and we recognized an unrealized loss of $52.8 million, which reflected the new facts and circumstances that unfolded in the period. Generally, we saw a recovery in asset prices across our residential investments.

    We recognized an unrealized loss of $225.4 million for the nine months ended September 30, 2020, driven by the extreme lack of liquidity in mortgage markets combined with forced selling led to swift and dramatic price declines in the first quarter of 2020. While we have seen some price recovery of certain investments in the second quarter of 2020, the rally was not sufficient to significantly reduce the substantial unrealized loss from the dramatic price declines in the first quarter of 2020.

The following table presents the net unrealized gains (losses) we recorded on our investments and securitized debt (dollars in thousands):

	Nine months ended September 30, 2021	Nine months ended September 30, 2020
Agency CMBS	$—	$(61,034)
Agency RMBS	16	(9,138)
Non-Agency CMBS	(16,254)	(52,180)
Non-Agency RMBS	3,710	(5,490)
Residential Whole Loans	13,667	(25,568)
Residential Bridge Loans	639	(289)
Commercial loans	(48,630)	(7,218)
Securitized commercial loans	107,423	(109,683)
Other securities	4,553	(15,608)
Securitized debt	(104,395)	60,827
Total	$(39,271)	$(225,381)

Gain (loss) on derivatives, net

    In March 2020, we effectively terminated all of our fixed-pay interest rate swaps and variable-pay interest rate swaps to reduce hedging costs and associated margin volatility. As of September 30, 2021, we had interest rate swaps with a notional amount of $22.0 million. Our hedging strategy is designed to mitigate our exposure to interest rate volatility.

The following table presents the components of gain (loss) on derivatives for the nine months ended September 30, 2021 and September 30, 2020 (dollars in thousands):

	Realized Gain (Loss), net
Description	Other Settlements / Expirations	Variation Margin Settlement	Return (Recovery) of Basis	Mark-to-Market	Contractual interest income (expense), net(1)	Total
Nine months ended September 30, 2021
Interest rate swaps	$—	$520	$—	$(25)	$172	$667
Agency and Non-Agency Interest-Only Strips— accounted for as derivatives	—	—	(232)	(124)	305	(51)
Credit default swaps	48	—	—	52	—	100
Total	$48	$520	$(232)	$(97)	$477	$716

Nine months ended September 30, 2020
Interest rate swaps	$(262)	$(179,759)	$262	$(2,515)	$(1,395)	$(183,669)
Interest rate swaptions	80	—	—	—	—	80
Agency and Non-Agency Interest-Only Strips— accounted for as derivatives	(940)	—	(982)	(512)	1,176	(1,258)
Credit default swaps	(9,550)	—	—	(2,023)	—	(11,573)
TBAs	(2,430)	—	—	928	—	(1,502)
Total	$(13,102)	$(179,759)	$(720)	$(4,122)	$(219)	$(197,922)

(1)Contractual interest income (expense), net on derivative instruments includes interest settlement paid or received.

Other, net

For the nine months ended September 30, 2021 and September 30, 2020, "Other, net" was income of $449 thousand and income of $385 thousand, respectively. The balance is mainly comprised of income on cash balances, miscellaneous net interest income (expense) on cash collateral for our repurchase agreements and derivatives and miscellaneous fees collected on residential mortgage loans.

Expenses

Management Fee

We incurred management fee expense of approximately $4.5 million and $3.0 million for the nine months ended September 30, 2021 and September 30, 2020, respectively.  Pursuant to the terms of the Management Agreement, our Manager is paid a management fee equal to 1.5% per annum of our stockholders’ equity (as defined in the Management Agreement), calculated and payable (in cash) quarterly in arrears. The increase was mainly attributable to our Manager waiving the management fee from March 2020 to May 2020 as a result of the impact of COVID-19 and the disruption in the mortgage markets. Future waivers, if any, are at the Manager's discretion.

The management fees, expense reimbursements and the relationship between our Manager and us are discussed further in Note 10, “Related Party Transactions” to the financial statements contained in this Quarterly Report on Form 10-Q.

Financing Fee

In the nine months ended September 30, 2020, in order to manage the severe market conditions and the resulting large margin demands from lenders and pressure on our liquidity, we entered into a longer term financing arrangement for our Residential Whole Loans, as we sought to reduce our exposure to short-term financings with daily mark to market exposure. Under this agreement, we were required to pay the counterparty a premium recapture fee of 30% of all realized value on any residential whole loans above such counterparty’s amortized basis upon the securitization or sale.

On June 29, 2020, we securitized approximately $355.8 million of the Residential Whole Loans and paid down the facility by approximately $339.4 million (see "—Securitized Debt" below for additional details). As noted above, as part of the financing arrangements, we agreed to pay the lender a fee of 30% of all realized value on the Residential Whole Loans above the counterparty's amortized basis upon securitization or sale. As a result of refinancing the Residential Whole Loans through a securitization, we accrued a premium recapture fee of approximately $20.5 million in the nine months ended September 30, 2020.

In October 2020, the residential financing facility was amended and as part of the amendment the premium recapture fee was eliminated for new and remaining investments financed under the amended facility.

Other Operating Expenses

We incurred other operating expenses of approximately $2.1 million and $3.0 million for the nine months ended September 30, 2021 and September 30, 2020, respectively. Other operating cost is comprised of derivative transaction costs, custody, and asset management/loan servicing fees for loans acquired serving released. The decrease was primarily a result of a decrease in third party asset management/loan servicing fees and special servicing fees.

General and Administrative Expenses

General and administrative expenses for nine months ended September 30, 2021 were $7.6 million, a decrease of $539 thousand from $8.2 million for the nine months ended September 30, 2020. The decrease was mainly attributable to a reduction in professional fees which was partially offset by higher D&O insurance.

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

Due to the significant amount of investment sales resulting from the market volatility created by the COVID-19 pandemic, our distributable earnings for the three and nine months ended September 30, 2021 and September 30, 2020 may not be comparable.

The table below reconciles Net Income to Distributable Earnings for the three and nine months ended September 30, 2021 and September 30, 2020:

(dollars in thousands)	Three months ended September 30, 2021	Three months ended September 30, 2020	Nine months ended September 30, 2021	Nine months ended September 30, 2020
Net income (loss) attributable to common stockholders and participating securities	$(4,213)	$59,807	$(36,423)	$(339,144)
Income tax provision (benefit)	(218)	205	(19)	367
Net income (loss) before income taxes	(4,431)	60,012	(36,442)	(338,777)

Adjustments:
Investments:
Unrealized (gain) loss on investments, securitized debt and other liabilities	6,003	(54,690)	39,271	225,381
Realized (gain) loss on investments	(51)	540	6,030	(81,686)
One-time transaction costs	681	57	781	20,989

Derivative Instruments:
Net realized (gain) loss on derivatives	(485)	(154)	(520)	193,154
Net unrealized loss on derivatives	105	288	97	4,122

Other:
Realized (gain) loss on extinguishment of convertible senior unsecured notes	1,577	(1,258)	1,337	(1,258)
Amortization of discount on convertible senior unsecured notes	228	284	712	830
Other non-cash adjustments	—	1,130	977	2,118
Non-cash stock-based compensation expense	165	182	453	517
Total adjustments	8,223	(53,621)	49,138	364,167
Distributable Earnings	$3,792	$6,391	$12,696	$25,390

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

(dollars in thousands)	Three months ended September 30, 2021	Three months ended September 30, 2020	Nine months ended September 30, 2021	Nine months ended September 30, 2020
Net interest income	$7,163	$10,117	$23,001	$35,934
Interest income from IOs and IIOs accounted for as derivatives	23	34	73	194
Net interest income (expense) from interest rate swaps	96	—	172	(1,133)
Adjusted net interest income	7,282	10,151	23,246	34,995
Total expenses	(5,128)	(5,392)	(14,237)	(34,731)
Other non-cash adjustments	—	1,130	977	2,118
Non-cash stock-based compensation	165	182	453	517
One-time transaction costs	681	57	781	20,989
Amortization of discount on convertible unsecured senior notes	228	284	712	830
Interest income on cash balances and other income (loss), net	293	(19)	497	678
Income attributable to non-controlling interest	271	(2)	267	(6)
Distributable Earnings	$3,792	$6,391	$12,696	$25,390

Reconciliation of GAAP Book Value to Non-GAAP Economic Book Value

"Economic book value" is a non-GAAP financial measure of our financial position on an unconsolidated basis. We own certain securities that represent a controlling variable interest, which under GAAP requires consolidation; however, our economic exposure to these variable interests is limited to the fair value of the individual investments. Economic book value is calculated by taking the GAAP book value and 1) adding the fair value of the retained interest or acquired security of the VIEs held by us and 2) removing the asset and liabilities associated with each of consolidated trusts (CSMC USA, Arroyo 2019-2 and Arroyo 2020-1). Management considers that Economic book value provides investors with a useful supplemental measure to evaluate our financial position as it reflects the actual financial interest of these investments irrespective of the variable interest consolidation model applied for GAAP reporting purposes. Economic book value does not represent and should not be considered as a substitute for Stockholders' Equity, as determined in accordance with GAAP, and our calculation of this measure may not be comparable to similarly titled measures reported by other companies.

The table below is a reconciliation of the GAAP Book Value to Non-GAAP Economic Book Value (dollars in thousands - except per share data):

	$ Amount	Per Share
GAAP Book Value at September 30, 2021	$210,186	$3.45

Adjustments to deconsolidate VIEs and reflect the Company's interest in the securities owned
Deconsolidation of VIEs assets	(2,065,610)	(33.95)
Deconsolidation of VIEs liabilities	1,977,055	32.49
Interest in securities of VIEs owned, at fair value	73,390	1.21
Economic Book Value at September 30, 2021	$195,021	$3.20

Net Interest Income and Net Interest Margin

The following tables set forth certain information regarding our Non-GAAP net investment income and net interest margin which includes interest income on Agency and Non-Agency Interest-Only Strips classified as derivatives and excludes the interest expense for third-party consolidated VIEs for the three and nine months ended September 30, 2021 and September 30, 2020 (dollars in thousands):

Three Months Ended September 30, 2021	Average Amortized Cost of Assets(1)	Total Interest Income(2)	Yield on Average Assets

Investments
Agency RMBS	$1,160	$27	9.23%
Non-Agency CMBS	200,824	4,290	8.48%
Non-Agency RMBS	28,528	369	5.13%
Residential Whole Loans	831,634	8,147	3.89%
Residential Bridge Loans	8,714	89	4.05%
Commercial loans	243,534	2,847	4.64%
Securitized commercial loans	1,407,129	23,622	6.66%
Other securities	48,364	773	6.34%
Total investments	2,769,887	40,164	5.75%
Adjustments:
Securitized commercial loans from consolidated VIEs	(1,407,129)	(23,622)	6.66%
Investments in consolidated VIEs eliminated in consolidation	51,278	1,038	8.03%
Adjusted total investments	$1,414,036	$17,580	4.93%

	Average Carrying Value	Total Interest Expense	Average Effective Cost of Funds
Borrowings
Repurchase agreements	$391,559	$3,037	3.08%
Convertible senior unsecured notes, net	145,356	3,099	8.46%
Securitized debt	1,995,098	26,842	5.34%
Interest rate swaps	n/a	(96)	(0.02)%
Total borrowings	2,532,013	32,882	5.15%
Adjustments:
Securitized debt from consolidated VIEs(3)	(1,361,048)	(21,745)	6.34%
Adjusted total borrowings	$1,170,965	$11,137	3.77%

Adjusted net interest income and net interest margin		$6,443	1.81%

Three Months Ended September 30, 2020	Average Amortized Cost of Assets(1)	Total Interest Income(2)	Yield on Average Assets

Investments
Agency RMBS	$1,680	$42	9.95%
Non-Agency CMBS	244,082	5,186	8.45%
Non-Agency RMBS	30,355	462	6.05%
Residential Whole Loans	1,137,905	12,698	4.44%
Residential Bridge Loans	24,328	325	5.31%
Commercial loans	332,348	5,390	6.45%
Securitized commercial loans	1,329,556	19,191	5.74%
Other securities	51,475	710	5.49%
Total investments	$3,151,729	$44,004	5.55%
Adjustments:
Securitized commercial loans from consolidated VIEs	(1,329,556)	(19,191)	5.74%
Investments in consolidated VIEs eliminated in consolidation	54,437	1,172	8.56%
Adjusted total investments	$1,876,610	$25,985	5.51%

	Average Carrying Value	Total Interest Expense(4)	Average Effective Cost of Funds
Borrowings
Repurchase agreements	$348,360	$3,503	4.00%
Convertible senior unsecured notes, net	194,281	4,062	8.32%
Securitized debt	2,264,800	26,288	4.62%
Total borrowings	2,807,441	33,853	—%
Adjustments:
Securitized debt from consolidated VIEs(3)	(1,268,471)	(18,597)	5.83%
Adjusted total borrowings	$1,538,970	$15,256	3.94%

Adjusted net interest income and net interest margin		$10,729	2.27%

Nine Months Ended September 30, 2021	Average Amortized Cost of Assets(1)	Total Interest Income(2)	Yield on Average Assets

Investments
Agency RMBS	$1,353	$85	8.40%
Non-Agency CMBS	202,937	13,401	8.83%
Non-Agency RMBS	29,270	1,058	4.83%
Residential Whole Loans	883,711	25,724	3.89%
Residential Bridge Loans	11,383	806	9.47%
Commercial loans	297,593	11,263	5.06%
Securitized commercial loans	1,487,050	72,586	6.53%
Other securities	49,355	2,503	6.78%
Total investments	2,962,652	127,426	5.75%
Adjustments:
Securitized commercial loans from consolidated VIEs	(1,487,050)	(72,586)	6.53%
Investments in consolidated VIEs eliminated in consolidation	56,396	3,432	8.14%
Adjusted total investments	$1,531,998	$58,272	5.09%

	Average Carrying Value	Total Interest Expense	Average Effective Cost of Funds
Borrowings
Repurchase agreements	$364,009	$9,755	3.58%
Convertible senior unsecured notes, net	159,862	10,056	8.41%
Securitized debt	2,170,148	84,541	5.21%
Interest rate swaps	n/a	(172)	(0.01)%
Total borrowings	2,694,019	104,180	5.17%
Adjustments:
Securitized debt from consolidated VIEs(3)	(1,434,559)	(67,057)	6.25%
Adjusted total borrowings	$1,259,460	$37,123	3.94%

Adjusted net interest income and net interest margin		$21,149	1.85%

Nine months ended September 30, 2020	Average Amortized Cost of Assets(1)	Total Interest Income(2)	Yield on Average Assets

Investments
Agency CMBS	$459,539	$10,751	3.13%
Agency RMBS	81,068	2,126	3.50%
Non-Agency CMBS	274,878	16,683	8.11%
Non-Agency RMBS	33,928	1,187	4.67%
Residential Whole Loans	1,277,263	42,892	4.49%
Residential Bridge Loans	29,311	1,542	7.03%
Commercial loans	340,184	17,777	6.98%
Securitized commercial loans	846,243	34,791	5.49%
Other securities	57,730	2,755	6.37%
Total investments	3,400,144	130,504	5.13%
Adjustments:
Securitized commercial loans from consolidated VIEs	(846,243)	(34,791)	5.49%
Investments in consolidated VIEs eliminated in consolidation	107,663	7,466	9.26%
Adjusted total investments	$2,661,564	$103,179	5.18%

	Average Carrying Value	Total Interest Expense(3)	Average Effective Cost of Funds
Borrowings
Repurchase agreements	$1,361,985	$31,220	3.06%
Convertible senior unsecured notes, net	196,826	12,351	8.38%
Securitized debt	1,650,091	50,805	4.11%
Interest rate swaps	n/a	1,133	0.05%
Total borrowings	3,208,902	95,509	3.98%
Adjustments:
Securitized debt from consolidated VIEs(5)	(787,280)	(30,012)	5.09%
Adjusted total borrowings	$2,421,622	$65,497	3.61%

Adjusted net interest income and net interest margin		$37,682	1.89%

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

The following table reconciles total interest income to adjusted interest income, which includes interest income on Agency and Non-Agency Interest-Only Strips classified as derivatives (Non-GAAP financial measure) for the three and nine months ended September 30, 2021 and September 30, 2020:

(dollars in thousands)	Three months ended September 30, 2021	Three months ended September 30, 2020	Nine months ended September 30, 2021	Nine months ended September 30, 2020
Coupon interest income:
Agency CMBS	$—	$—	$—	$11,336
Agency RMBS	11	25	38	2,954
Non-Agency CMBS	2,621	3,500	7,171	12,257
Non-Agency RMBS	609	616	1,762	2,349
Residential Whole Loans	10,268	13,847	32,993	46,430
Residential Bridge Loans	108	345	827	1,609
Commercial loans	2,820	5,349	11,118	17,425
Securitized commercial loans	17,533	14,634	54,137	29,882
Other Securities	1,043	1,723	3,717	6,565
Subtotal coupon interest	35,013	40,039	111,763	130,807
Premium accretion, discount amortization and amortization of basis, net:
Agency CMBS	—	—	—	(636)
Agency RMBS	(7)	(17)	(26)	(971)
Non-Agency CMBS	1,669	1,686	6,230	4,426
Non-Agency RMBS	(240)	(154)	(704)	(1,162)
Residential Whole Loans	(2,121)	(1,149)	(7,269)	(3,538)
Residential Bridge Loans	(19)	(20)	(21)	(67)
Commercial loans	27	41	145	352
Securitized commercial loans	6,089	4,557	18,449	4,909
Other Securities	(270)	(1,013)	(1,214)	(3,810)
Subtotal accretion and amortization	5,128	3,931	15,590	(497)
Interest income	$40,141	$43,970	$127,353	$130,310
Contractual interest income, net of amortization of basis on Agency and Non-Agency Interest-Only Strips, classified as derivatives(1):
Coupon interest income	$82	$200	$305	$1,176
Amortization of basis	(59)	(166)	(232)	(982)
Subtotal	23	34	73	194
Total adjusted interest income	$40,164	$44,004	$127,426	$130,504

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

The following table reconciles the Effective Cost of Funds (Non-GAAP financial measure) with interest expense for the three and nine months ended September 30, 2021 and September 30, 2020:

	Three months ended September 30, 2021		Three months ended September 30, 2020		Nine months ended September 30, 2021		Nine months ended September 30, 2020
(dollars in thousands)	Reconciliation	Cost of Funds/ Effective Borrowing Costs	Reconciliation	Cost of Funds/ Effective Borrowing Costs	Reconciliation	Cost of Funds/ Effective Borrowing Costs	Reconciliation	Cost of Funds/ Effective Borrowing Costs
Interest expense	$32,978	5.17%	$33,853	4.80%	$104,352	5.18%	$94,376	3.93%
Adjustments:
Interest expense on Securitized debt from consolidated VIEs	(21,745)	(6.34)%	(18,597)	(5.83)%	(67,057)	(6.25)%	(30,012)	(5.09)%
Net interest (received) paid - interest rate swaps	(96)	(0.02)%	—	—%	(172)	(0.01)%	1,133	0.05%
Effective Cost of Funds	$11,137	3.77%	$15,256	3.94%	$37,123	3.94%	$65,497	3.61%
Weighted average borrowings	$1,170,965		$1,538,970		$1,259,460		$2,421,622

Liquidity and Capital Resources

General

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain our assets and operations, make distributions to our stockholders, and other general business needs.  To maintain our REIT qualifications under the Internal Revenue Code, we must distribute annually at least 90% of our taxable income, excluding capital gains and, such distributions requirements limit our ability to retain earnings and increase capital for operations. As of September 30, 2021, we had $45.7 million of senior unsecured convertible notes outstanding of which $45.7 million aggregate principal amount mature in October 2022 and $86.3 million aggregate principal amount mature in September 2024. We also had $483.3 million of asset specific financings. As of September 30, 2021, we had $63.9 million in cash and cash equivalents. We continue to take steps towards strengthening our balance sheet by reducing debt and leverage, while improving liquidity and shareholders' equity.

We will continue to closely monitor developments related to COVID-19 as it relates to our liquidity position and financial obligations. At this time, we believe we have sufficient liquidity and access to additional liquidity to meet financial obligations for at least the next 12 months.

Debt to Equity Ratio

	September 30, 2021	December 31, 2020
Total debt(1)	$609,900	$527,720
Total equity	$210,186	$255,112
Debt to equity ratio	2.9x	2.1x

(1) Total debt excludes the securitized debt which is non-recourse to us.

Sources of Liquidity
Our primary sources of liquidity are as follows:

Cash Generated from Operations

For the nine months ended September 30, 2021, net cash provided by operating activities was approximately $1.3 million. This was primarily attributable to the net interest income on our investments, less operating expenses, and general and administrative expenses. For the nine months ended September 30, 2020, net cash used in operating activities was approximately $155.3 million. This was primarily attributable to margin settlements of interest rate swaps, operating expenses, and general and administrative expenses, which were offset by the interest income we earned on our investments.

Cash Provided by and Used in Investing Activities

For the nine months ended September 30, 2021, net cash provided by investing activities was approximately $560.6 million. This was primarily attributable to receipts of principal payments and payoffs on our investments. For the nine months ended September 30, 2020, net cash provided by investing activities was approximately $2.4 billion. This was primarily attributable to proceeds from sales to meet the margin calls and receipts of principal payments and payoffs on our investments, which were partially offset by our investment acquisitions.

Cash Provided by and Used in Financing Activities

For the nine months ended September 30, 2021, net cash used in financing activities was approximately $605.5 million. This was attributable to repayment of securitized debt, distribution of escrows related to consolidated VIEs and extinguishment of convertible senior unsecured notes. For the nine months ended September 30, 2020, net cash used in financing activities was approximately $2.2 billion. This was attributable to net repayments of our repurchase agreement borrowings to reduce our exposure to short term financings and repayment of securitized debt related to consolidated VIEs which was offset net proceeds from the Arroyo 2020-1 that closed during the quarter ended June 30, 2020.

Repurchase Agreements
As of September 30, 2021, we had borrowings under five of our master repurchase agreements of approximately $483.3 million.  The following tables present our repurchase agreement borrowings by type of collateral pledged, as of September 30, 2021 and September 30, 2020, and the respective effective cost of funds (Non-GAAP financial measure) for the three and nine months ended September 30, 2021 and September 30, 2020, respectively.  See “Non-GAAP Financial Measures” (dollars in thousands):

	September 30, 2021			Three months ended September 30, 2021		Nine months ended September 30, 2021
Collateral	Borrowings Outstanding	Value of Collateral Pledged	Weighted Average Interest Rate end of period	Weighted Average Cost of Funds	Weighted Average Effective Cost of Funds (Non-GAAP)(1)	Weighted Average Cost of Funds	Weighted Average Effective Cost of Funds (Non-GAAP)(1)	Weighted Average Haircut end of period
Agency RMBS, at fair value	$1,048	$1,342	1.05%	1.06%	1.06%	1.19%	1.19%	25.00%
Non-Agency CMBS, at fair value(2)	78,666	136,968	2.07%	2.12%	2.12%	3.33%	3.33%	38.03%
Non-Agency RMBS, at fair value	15,632	28,003	2.12%	2.18%	2.18%	3.55%	3.55%	35.00%
Residential Whole Loans, at fair value(3)	277,780	328,811	2.95%	4.10%	4.10%	5.70%	5.70%	18.71%
Residential Bridge Loans(3)	5,817	5,960	2.60%	2.66%	2.66%	2.71%	2.71%	20.00%
Commercial loans, at fair value(3)	74,272	101,271	2.40%	2.93%	2.93%	2.63%	2.63%	31.14%
Membership interest	—	—	—%	3.08%	3.08%	3.02%	3.02%	—%
Other securities, at fair value	30,093	52,093	2.24%	2.30%	2.30%	3.20%	3.20%	37.15%
Interest rate swaps	n/a	n/a	n/a	n/a	(0.10)%	n/a	(0.06)%	n/a
Total	$483,308	$654,448	2.64%	3.08%	2.98%	3.58%	3.52%	25.47%

(1)The effective cost of funds for the period presented is calculated on an annualized basis and includes interest expense for the period and net periodic interest payments on interest rate swaps, net of premium amortization on MAC swaps, of approximately $96 thousand and $172 thousand received for the three and nine months ended September 30, 2021.  While interest rate swaps are not accounted for using hedge accounting, such instruments are viewed by us as an economic hedge against increases in interest rates on our liabilities and are treated as hedges for purposes of satisfying the REIT requirements.  See “Non-GAAP Financial Measures.”
(2)Includes repurchase agreement borrowings on securities eliminated upon VIE consolidation.

(3)Repurchase agreement borrowings collateralized by Whole Loans, Bridge Loans and commercial loans owned through trust certificates.  The trust certificates are eliminated upon consolidation.

	September 30, 2020			Three months ended September 30, 2020		Nine months ended September 30, 2020
Collateral	Borrowings Outstanding	Fair Value of Collateral Pledged(3)	Weighted Average Interest Rate end of period	Weighted Average Cost of Funds	Weighted Average Effective Cost of Funds (Non-GAAP)(1)	Weighted Average Cost of Funds	Weighted Average Effective Cost of Funds (Non-GAAP)(1)	Weighted Average Haircut end of period
Agency CMBS, at fair value	$—	$—	—%	—%	—%	2.21%	2.21%	—%
Agency RMBS, at fair value	1,438	1,853	1.46%	1.62%	1.62%	2.00%	2.00%	25.00%
Non-Agency CMBS, at fair value(2)	83,264	165,699	5.03%	5.26%	5.26%	3.86%	3.86%	41.21%
Non-Agency RMBS, at fair value	14,742	25,817	5.25%	5.45%	5.45%	4.61%	4.61%	33.33%
Residential Whole Loans, at fair value(3)	40,061	105,059	4.98%	5.95%	5.95%	3.85%	3.85%	59.21%
Residential Bridge Loans(3)	15,763	16,828	2.75%	2.90%	2.90%	3.43%	3.43%	20.00%
Commercial loans, at fair value(3)	168,397	325,651	2.45%	2.84%	2.84%	3.29%	3.29%	35.53%
Membership interest	18,845	33,495	2.90%	3.88%	3.88%	3.87%	3.87%	35.00%
Other securities, at fair value	16,368	41,055	5.13%	5.34%	5.34%	3.93%	3.93%	36.87%
Interest rate swaps	n/a	n/a	n/a	n/a	—%	n/a	0.11%	n/a
Total	$358,878	$715,457	3.60%	4.00%	4.00%	3.06%	3.17%	38.44%

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
(3)Repurchase agreement borrowings collateralized by Whole Loans, Bridge Loans and commercial loan owned through trust certificates.  The trust certificates are eliminated upon consolidation.

Contractual Obligations and Commitments

Our contractual obligations as of September 30, 2021 are as follows (dollars in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Borrowings under repurchase agreements	$449,566	$33,742	$—	$—	$483,308
Contractual interest on repurchase agreements	3,880	87	—	—	3,967
Convertible senior unsecured notes	—	131,948	—	—	131,948
Contractual interest on convertible senior unsecured notes	7,154	13,186	—	—	20,340
Securitized debt(2)	—	—	1,370,691	610,900	1,981,591
Contractual interest on securitized debt	74,416	148,832	92,703	438,585	754,536
Total	$535,016	$327,795	$1,463,394	$1,049,485	$3,375,690

(1)The table above does not include amounts due under the Management Agreement (as defined herein) with our Manager, as those obligations do not have fixed and determinable payments.
(2)The securitized debt is non-recourse to us and can only be settled with the loans that serve as collateral. The collateral for the securitized debt has a principal balance of $2.0 billion. Assumes entire outstanding principal balance at September 30, 2021 is paid at maturity.

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

Dividends

To preserve liquidity, we suspended our first and second quarter common stock dividends in 2020 given extraordinary market volatility driven by uncertainty surrounding the COVID-19 pandemic. Beginning in the quarter ended September 30, 2020, we resumed paying a quarterly dividend after making progress strengthening our balance sheet and improving liquidity and earnings power of our investment portfolio. We will continue to evaluate each subsequent quarter to determine our ability to pay dividends to our stockholders based on our net taxable income if and to the extent authorized by our Board of Directors.  Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service payments.  If our cash available for distribution is less than our net taxable income, we could be required to sell assets or borrow funds to make cash distributions or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities.

Recent Developments
On November 5, 2021, we entered into an amendment of our Residential Whole Loan Facility. The amendment facility bears an interest rate of LIBOR plus 2.00%, with a LIBOR floor of 0.25%. The facility is available to finance five types of residential mortgages: Non-Agency mortgage loans, Non-QM loans, BPL-Long, re-performing and non-performing loans. The advance rates differ by type of loan, but for performing Non-QM loans the advance rate is 90%. The facility matures on November 5, 2022. The facility is a mark to market margin facility once the collateral value declines below par and has a stated capacity of $500 million.

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

As of September 30, 2021, four of our counterparties that we had outstanding repurchase agreement borrowings held collateral which we posted as security for such borrowings in excess of 5% of our stockholders’ equity.  Prior to entering into a repurchase agreement with any particular institution, our Manager does a thorough review of such potential counterparty.  Such review, however, does not assure the creditworthiness of such counterparty nor that the financial wherewithal of the counterparty will not deteriorate in the future.

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

The sensitivity analysis table presented below shows the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments, including interest rate swaps, Interest-Only Strips, and net interest income at September 30, 2021, assuming a static portfolio of assets. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our Manager’s expectations. The analysis presented utilizes our Manager’s assumptions, models and estimates, which are based on our Manager’s judgment and experience.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+1.00%	(0.18)%	(1.13)%
+0.50%	0.12%	(0.57)%
-0.50%	(0.05)%	0.39%
-1.00%	(1.22)%	0.57%

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

Certain assumptions have been made in connection with the calculation of the information set forth in the table above and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes.  The base interest rate scenario assumes interest rates at September 30, 2021.  The analysis presented utilizes assumptions and estimates based on our Manager’s judgment and experience.  Furthermore, while we generally expect to retain such assets and the associated interest rate risk, future purchases and sales of assets could materially change our interest rate risk profile.

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

We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of September 30, 2021. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

No change occurred in our internal control over financial reporting (as defined in Rule13a-15(f) and Rule 15d-15(f) of the Exchange Act) during the three months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  Legal Proceedings

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business.  As of September 30, 2021, the Company was not involved in any material legal proceedings.

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020; (ii) the Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and 2020; (iii) the Consolidated Statements of Changes in Equity for the three and nine months ended September 30, 2021 and 2020; (iv) the Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2021 and 2020; and (v) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the iXBRL document).

__________________________________
*Fully or partly previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ BONNIE M. WONGTRAKOOL

/s/ BONNIE M. WONGTRAKOOL
Chief Executive Officer and Director (Principal Executive Officer)

November 5, 2021

By:	/s/ LISA MEYER

Lisa Meyer
President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

November 5, 2021