Form 10-K
period 2021-12-31
Western Asset Mortgage Capital Corp
filed 2022-03-08
CIK 1465885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
47 W 200 S,
Salt Lake City, UT 84101
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of the registrant's common stock held by non-affiliates was $187,567,608 based on the closing sales price on the New York Stock Exchange on June 30, 2021.
On March 4, 2022, the registrant had a total of 60,380,105 shares of common stock outstanding.

FORWARD-LOOKING INFORMATION

The Company makes forward-looking statements herein and will make forward-looking statements in future filings with the Securities and Exchange Commission (the “SEC”), press releases or other written or oral communications within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For these statements, the Company claims the protections of the safe harbor for forward-looking statements contained in such sections. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond the Company’s control. In particular, it is difficult to fully assess the ongoing impact of the COVID-19 pandemic on the United States economy, the mortgage finance markets and the broader financial markets. There is still uncertainty around the severity and duration of the pandemic domestically and internationally, as well as the uncertainty around the efficacy of Federal, State and local governments’ efforts to contain the spread of COVID-19 and respond to its direct and indirect impacts on many aspects of Americans’ lives and economic activity.

These forward-looking statements include information about possible or assumed future results of the Company’s business, financial condition, liquidity, results of operations, plans and objectives. When the Company uses the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions, the Company intends to identify forward-looking statements. Statements regarding the following subjects, among others, may be forward-looking: market trends in the Company’s industry, interest rates, real estate values, the debt securities markets, the U.S. housing and the U.S. and foreign commercial real estate markets or the general economy or the market for residential and/or commercial mortgage loans; the Company’s business and investment strategy; the Company’s projected operating results; changes in interest rates and the market value of the Company’s target assets; credit risks; servicing - related risks, including those associated with foreclosure and liquidation; the state of the U.S. and to a lesser extent, international economy generally or in specific geographic regions; economic trends and economic recoveries; the Company’s ability to obtain and maintain financing arrangements, including under the Company’s repurchase agreements, a form of secured financing, and securitizations; the current potential return dynamics available in residential mortgage-backed securities (“RMBS”), and commercial mortgage-backed securities (“CMBS” and collectively with RMBS, “MBS”); the level of government involvement in the U.S. mortgage market; the anticipated default rates on CMBS and Commercial Loans; the loss severity on Non-Agency MBS; the general volatility of the securities markets in which the Company participates; changes in the value of the Company’s assets; the Company’s expected portfolio of assets; the Company’s expected investment and underwriting process; interest rate mismatches between the Company’s target assets and any borrowings used to fund such assets; changes in prepayment rates on the Company’s target assets; effects of hedging instruments on the Company’s target assets; rates of default or decreased recovery rates on the Company’s target assets; the degree to which the Company’s hedging strategies may or may not protect the Company from interest rate volatility; the impact of and changes in governmental regulations, tax law and rates, accounting guidance and similar matters; the Company’s ability to maintain the Company’s qualification as a real estate investment trust for U.S. federal income tax purposes; the Company’s ability to maintain its exemption from registration under the Investment Company Act of 1940, as amended (the “1940 Act” or the "Investment Company Act"); the availability of opportunities to acquire Agency RMBS, Non-Agency RMBS, CMBS, Residential and Commercial Whole Loans, Residential and Commercial Bridge Loans and other mortgage assets; the availability of qualified personnel; estimates relating to the Company’s ability to make distributions to its stockholders in the future; the Company’s understanding of its competition; the uncertainty and economic impact of pandemics, epidemics or other public health emergencies, such as the ongoing outbreak of COVID-19; and the Manager's expectations regarding COVID-19 recovery.
The forward-looking statements are based on the Company's beliefs, assumptions and expectations of its future performance, taking into account all information currently available to it. Forward-looking statements are not predictions of future events. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to the Company. Some of these factors, are described in Item 1A - "Risk Factors" and Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this annual report on Form 10-K. These and other risks, uncertainties and factors, including those described in the annual, quarterly and current reports that the Company files with the SEC, could cause its actual results to differ materially from those included in any forward-looking statements the Company makes. All forward-looking statements speak only as of the date they are made. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect the Company. Except as required by law, the Company is not obligated to, and does not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Part I
Item 1.    Business
Our Company
Western Asset Mortgage Capital Corporation, a Delaware corporation, and Subsidiaries (the “Company” unless otherwise indicated or except where the context otherwise requires “we,” “us” or “our”) commenced operations in May 2012, focused on investing in, financing and managing a diversified portfolio of real estate related securities, whole loans and other financial assets, which we collectively refer to as our target assets.  We are externally managed by Western Asset Management Company, LLC (our “Manager”) pursuant to the terms of a management agreement. We conduct our operations to qualify and be taxed as a real estate investment trust, or REIT, for U.S. federal income tax purposes. Accordingly, we generally will not be subject to U.S. federal income taxes on our taxable income that we distribute currently to our stockholders as long as we maintain our intended qualification as a REIT. However, certain activities that we may perform may cause us to earn income which will not be qualifying income for REIT purposes. We have designated a subsidiary as a taxable REIT subsidiary, or TRS, to engage in such activities. We also intend to operate our business in a manner that permits us to maintain our exemption from registration under the 1940 Act. Our common stock is traded on the New York Stock Exchange, or the NYSE, under the symbol "WMC."

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
Our Manager
We are externally managed and advised by our Manager, an SEC-registered investment advisor and a wholly-owned subsidiary of Franklin Resources, Inc. (“Franklin”), headquartered in Pasadena, California, that specializes in fixed-income asset management. From offices in Pasadena, Hong Kong, London, Melbourne, New York, São Paulo, Singapore, Tokyo and Zurich, our Manager's 762 employees provide investment services for a wide variety of global clients, including mutual funds, corporate, public, insurance, health care, union organizations and charitable foundations. In addition, two of our directors, James W. Hirschmann III and Bonnie M.Wongtrakool, are also employees of our Manager. Our Manager is responsible for, among other duties: (i) performing all of our day-to-day functions; (ii) determining investment criteria in conjunction with our Board of Directors; (iii) sourcing, analyzing and executing investments, asset sales and financings; (iv) performing asset management duties; and (v) performing financial and accounting management.
Our Competitive Advantages
Our competitive advantages in the marketplace stems from our relationship with our Manager. As of December 31, 2021, our Manager had approximately $492.4 billion in assets under management. Our Manager's scale makes it an important trading partner for many of the largest broker-dealers and banks, which provides our investment team the ability to source real estate related opportunities directly from originators as well as access attractive financing.
Our Investment Strategy

Our Manager’s investment philosophy, which developed from a singular focus in fixed-income asset management over a variety of credit cycles and conditions, is to provide clients with a long-term value-oriented portfolio. We benefit from the breadth and depth of our Manager’s overall investment philosophy, which focuses on a macroeconomic analysis as well as an in-depth analysis of individual assets and their relative value. In making investment decisions on our behalf, our Manager seeks to identify assets across the broad mortgage universe with attractive risk adjusted returns, which incorporates its view on the outlook for the mortgage markets, including relative valuation, supply and demand trends, the level of interest rates, the shape of the yield curve, prepayment rates, financing and liquidity, residential real estate prices, delinquencies, default rates, recovery of various segments of the economy and vintage of collateral, subject to maintaining our REIT qualification and our exemption from registration under the 1940 Act.

In December 2021, we announced that our investment strategy will focus on residential real estate related investments, including but not limited to non-qualified mortgage loans, non-agency RMBS, and other related investments. We believe this focus will allow us to address attractive market opportunities while maintaining alignment with our Manager’s core competencies. The portfolio transition is expected to be accomplished over the next 12-18 months. We plan to transition out of the commercial investments in our portfolio, though we may from time to time make commercial investments on an opportunistic basis.

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
Our Investment Portfolio

Investment Portfolio

Our investment strategy will focus on residential real estate related investments, including but not limited to non-qualified mortgage loans, non-agency RMBS, and other related investments. The portfolio transition is expected to be accomplished over 12-18 months.

Our investment portfolio composition at December 31, 2021.

Non-Agency CMBS: 3.9%
Non-Agency RMBS: 1.0%
Other Investments : 1.9%
Securitized Commercial Loans: 50.2%
Residential Whole-Loans: 38.0%
Residential Bridge Loans: 0.2%
Commercial Loans: 4.8%

Our Financing Strategy

Previous to 2020, the Company had relied primarily on short-term repurchase agreement financing. During 2020, the uncertainties created by the COVID-19 pandemic made it challenging to obtain financing arrangements on favorable terms.  In the latter part of 2020 and the beginning of 2021, terms for financing arrangements have improved significantly. As a result, we diversified our financing sources to provide an alternative to short-term repurchase agreements with daily margin requirements. We expect to continue to seek financing arrangements without daily margin requirements or with margin requirements that apply only after a significant reduction in the valuation of the assets financed, including but not limited to repurchase agreements, term financing, securitization and convertible senior unsecured notes, as the market permits. We believe the amount of leverage we use is consistent with our intention of keeping total borrowings within a prudent range, as determined by our Manager, taking into account a variety of factors such as general economic, political and financial market conditions, the anticipated liquidity and price volatility of our assets, the availability and cost of financing the assets, the creditworthiness of financing counterparties and the health of the U.S. residential and commercial mortgage markets. We expect to maintain a debt-to-equity ratio of two to four and a half times the amount of our stockholders’ equity, depending on our investment composition. We seek to enhance equity returns by effectively utilizing leverage and seeking to limit our exposure to interest rate volatility and daily margin calls. The following table presents our debt-to-equity ratio for the years ended December 31, 2021 and December 31, 2020.

	December 31, 2021	December 31, 2020
Total debt(1)	$736,357	$527,720
Total equity	$193,109	$255,112
Debt-to-equity ratio	3.8	2.1
(1) Total debt excludes the securitized debt which is non-recourse to us

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
Competition
Our net income depends, in part, on our ability to acquire assets at favorable spreads over our borrowing costs. In acquiring our target assets, we compete with other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, financial institutions, governmental bodies and other entities. In addition, other REITs with similar asset acquisition objectives, including others that may be organized in the future, compete with us in acquiring assets and obtaining financing. These competitors may be significantly larger than us, may have access to greater capital and other resources or may have other advantages. In addition, some competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments, and establish more relationships, than us. Current market conditions may attract more competitors, which may increase the competition for sources of financing. An increase in the competition for sources of funding could adversely affect the availability and cost of financing, and thereby adversely affect the market price of our common stock.
Environmental Matters
We are not aware of any federal, state or local environmental laws or regulations that will materially affect our earnings or statement of position or result in material capital expenditures.

Employees and Human Capital
We have no employees. We are externally managed pursuant to the management agreement between us and the Manager dated May 9, 2012. All of our officers and two of our directors, James W. Hirschmann III and Bonnie W. Wongtrakool, are employees of our Manager. We benefit from our Manager's global infrastructure and operating platform, through which we are able to source, evaluate and manage potential investments in our target assets. Our Manager strides to create a diverse and inclusive workforce in operating its business. By supporting, recognizing, and investing in the employees, our Manager believes that it is able to attract and retain the highest quality talent.
Measures implemented to prevent the spread of COVID-19 included travel bans, "shelter in place" restrictions and curfews, banning large gatherings, closing non-essential businesses, mandating vaccinations, and generally promoting social distancing in the workplace. Our Manager's concern for its employees' well-being resulted in the decision to have a significant amount of its employees working remotely. We do not believe the remote working environment hurt our operations. Although many of these measures and recommendations have been lifted or suspended, some remain in place. As of December 31, 2021, a significant portion of our Manager's employees continued to work remotely.
Corporate Governance and Internet Address
We emphasize the importance of professional business conduct and ethics through our corporate governance initiatives. The Board has appointed a lead independent director to enhance governance. Currently, four of six directors are independent directors, so our Board of Directors consists of two-thirds independent directors. The audit, nominating, and corporate governance, risk, and compensation committees of our Board of Directors are composed entirely of independent directors. We have adopted corporate governance guidelines and a code of business conduct and ethics, which delineate our standards for our officers and directors.
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
RISK FACTOR SUMMARY

Risks related to our business

•The ongoing COVID-19 pandemic and measures intended to prevent its spread have had and may continue to have a material adverse effect on our business, results of operations, liquidity and financial condition.
•We may not be able to make or sustain distributions to our stockholders.
•Increases in interest rates could adversely affect the value of our investments and cause our interest expense to increase.
•Changes to, and the replacement of LIBOR may adversely affect interest expense related to our loans and interest income with respect to our investments.

Risks related to our investing strategy

•Our investments in Non-Agency MBS, Residential Whole Loans, and Commercial Loans involve credit risks, which could materially adversely affect our results of operations.
•A lack of liquidity in our investments may adversely affect our business.
•Our investments in Residential Whole Loans, and Commercial Loans subject us to servicing-related risks, including those associated with foreclosure and liquidation.

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

Risks related to financing and hedging

•We may be unable to access funding on advantageous terms, if at all.
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
Risks related to our business
The ongoing COVID-19 pandemic and measures intended to prevent its spread have had and may continue to have a material adverse effect on our business, results of operations, liquidity and financial condition.
The ongoing COVID-19 pandemic, which emerged in early 2020, has causing significant disruptions to the U.S. and global economies and contributed to volatility and negative pressure in financial markets. Many governments and other authorities around the world have re-instituted, or strongly encouraged measures intended to control the spread of COVID-19 and its variants, including restrictions on freedom of movement and business operations such as travel bans, border closings, business closures, quarantines and shelter-in-place orders. While vaccine availability and the uptake has increased, the longer term macroeconimic effects on global supply changes, inflation, labor shortages and wage increases continue to impact many industries. The actual and potential impact and duration of COVID-19 or another pandemic have and are expected to continue to have significant repercussions across regional, national and global economies and financial markets, and have triggered a period of regional, national and global economic slowdown and may trigger a longer term recession. The impact of the pandemic and measures to prevent its spread have negatively impacted us and could further negatively impact our business. To the extent current conditions persist or worsen, we expect there to be a materially negative effect on the value of our assets and our results of operations, and, in turn, cash available for distribution to our stockholders.

Our commercial mortgages collateralized by hotels and, retail properties were disproportionately impacted by the effects of COVID-19. We expect over the near- and long-term that the economic impacts of the pandemic will impact the financial stability of these borrowers. As a result, some of our borrowers experienced financial hardship, making it difficult to meet their payment obligations to us, leading to requests for forbearance and elevated levels of delinquency and default, which had and is likely to continue to have an adverse effect on our business, the value of these assets and our results of operations and financial condition.

We are subject to risks related to residential mortgages. Over the near and long term, the economic and market disruptions caused by the COVID-19 pandemic are likely to continue to adversely impact the financial condition of borrowers underlying our residential mortgage loan investments. As a result, we anticipate that the number of borrowers who become delinquent or default on their loans may further increase. Such increased levels of payment delinquencies, defaults, foreclosures, or losses would adversely affect our business, the value of these assets, results of operations and financial position. Future outbreaks involving other highly infectious or contagious diseases could have similar adverse effects.

The full extent of the impact and the effects of the COVID-19 pandemic on our business will depend on future developments which are highly uncertain and cannot be predicted, including the duration and spread of the virus and its variants, the availability, acceptance and effectiveness of vaccines, and the impact of governmental interventions, among others. Future outbreaks involving COVID-19 or other highly infectious or contagious diseases could have similar adverse effects. If these effects continue for a prolonged period or result in a global economic slowdown or recession, many of the risk factors identified in this Annual Report on Form 10-K could be exacerbated and such effects could have a material adverse impact on our results of operations, value of our investments and cash available for distribution to our stockholders.
We cannot predict the effect that government policies, laws, and plans adopted in response to the COVID-19 pandemic or other future outbreaks involving highly infectious or contagious diseases and resulting recessionary economic conditions will have on us.
Governments have adopted, and we expect will continue to adopt, policies, laws, and plans intended to address the on going COVID-19 pandemic and adverse developments in the credit, financial, and mortgage markets that it has caused. We cannot assure you that these programs will be effective, sufficient, or otherwise have a positive impact on our business.

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

Changes to, and the replacement of LIBOR may adversely affect interest expense related to our loans and investments.
    In July 2017, the United Kingdom Financial Conduct Authority (the authority that regulates LIBOR) announced its intent to stop persuading or compelling banks to submit rates for the calculation of LIBOR after 2021. In March 2021, the administrator of LIBOR announced its intention to cease the publication of the one-week and two-month USD-LIBOR settings immediately following December 31, 2021, and the remaining USD-LIBOR settings immediately following the LIBOR publication on June 30, 2023. The one-week and two-month USD LIBOR settings were last published on December 31, 2021. Additionally, it is expected that banks will no longer issue LIBOR-based debt after December 31, 2021. Accordingly, there is considerable uncertainty regarding the publication of such rates beyond these dates. The Alternative Reference Rates Committee (“ARRC”) has proposed that the Secured Overnight Financing Rate (“SOFR”) is the rate that represents best practice as the alternative to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. ARRC has proposed a paced market transition plan to SOFR from USD-LIBOR. At this time, it is not known whether or when SOFR or other alternative reference rates will attain market traction as replacements for LIBOR. However, market participants are still evaluating what convention of SOFR will be adopted for various types of financial instruments and securitization vehicles. It is possible that not all of our assets and liabilities will transition away from LIBOR at the same time or to the same alternative reference rate. We have material contracts, including agreements governing certain of our indebtedness, that are indexed to USD-LIBOR and are monitoring this activity and continuing to evaluate the related risks. In addition, approximately half of our investment portfolio pays interest at a variable rate that is tied to LIBOR. If LIBOR is no longer available, we may need to renegotiate some of our agreements to determine a replacement index or rate of interest. To the extent the replacement index or rate of interest is lower than the existing LIBOR-based rate it could have an adverse impact on the value of such investments, our financial condition and results of operations. However, at this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be enacted in the United Kingdom or elsewhere. Uncertainty as to the nature of such potential changes, alternative reference rates or other reforms may adversely affect the trading market for LIBOR-based securities, including our material contracts that are indexed to USD-LIBOR. Furthermore, we may need to renegotiate any agreements governing our indebtedness extending beyond 2021 that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established. As such, the potential effect of any such event on our business, financial condition and results of operations cannot yet be determined. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations—Proposed Changes to LIBOR" for additional information.
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

Our investments in Non-Agency MBS, Residential Whole Loans, and Commercial Loans involve credit risks, which could materially adversely affect our results of operations.

The holder of a residential mortgages, commercial mortgages or MBS assumes the risk that the related borrowers may default on their obligations to make full and timely payments of principal and interest. Under our investment policy, we have the ability to acquire Non-Agency MBS, Residential Whole Loans and Commercial Loans. In general, these investments carry greater investment risk than Agency MBS because the former are not guaranteed as to principal or interest by the U.S. Government, any federal agency or any federally chartered corporation. Higher-than-expected rates of default and/or higher-than-expected loss severities on these investments could adversely affect the value of these assets. Accordingly, defaults in the payment of principal and/or interest on our Residential Whole Loans, Commercial Loans, and Non-Agency MBS and would likely result in our incurring losses of income from, and/or losses in market value relating to, these assets, which could materially adversely affect our results of operations.

    In the last few years, our portfolio of Residential Whole Loans and Commercial Loans has increased, and we expect that our investment portfolio in residential real estate related investments will continue to increase during 2022. As a holder of these loans, we are subject to the risk that the related borrowers may default or have defaulted on their obligations to make full and timely payments of principal and interest. A number of factors impact a borrower’s ability to repay including, among other things, changes in employment status, changes in interest rates or the availability of credit, and changes in real estate values. The ongoing COVID-19 pandemic has exacerbated many of these risks. In addition to the credit risk associated with these assets, Residential Whole Loans and Commercial Loans are less liquid than certain of our other credit sensitive assets, which may make them more difficult to dispose of if the need or desire arises. If actual results are different from our assumptions in determining the prices paid to acquire such loans, particularly if the market value of the underlying properties decreases significantly subsequent to purchase, we may incur significant losses, which could materially adversely affect our results of operations.

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
Many of the assets we acquire are not publicly traded. A lack of liquidity may result from the absence of a willing buyer or an established market for these assets, as well as legal or contractual restrictions on resale or the unavailability of financing for these assets. In addition, mortgage-related assets generally experience periods of illiquidity, especially during periods of economic stress such as the economic recession in 2008 or the ongoing impact of the COVID-19 pandemic, which resulted in increased delinquencies and defaults with respect to residential and commercial mortgage loans. The illiquidity of our investments may make it difficult for us to sell such investments if the need or desire arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments. Further, we may face other restrictions on our ability to liquidate an investment in a business entity to the extent that we or our Manager has or could be attributed with material, non-public information regarding such business entity. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited, which could adversely affect our results of operations and financial condition.
An economic recession and declining real estate values could impair our assets and harm our operations.
The risks associated with our business are more severe during economic recessions and are compounded by declining real estate values. The Residential Whole Loans, Commercial Loans, Non-Agency RMBS and Non-Agency CMBS in which we invest a part of our capital will be particularly sensitive to these risks. Declining real estate values will likely reduce the level of new mortgage loan originations since borrowers often use appreciation in the value of their existing properties to support the purchase of additional properties. Borrowers will also be less able to pay principal and interest on loans underlying the securities in which we invest if the value of residential and commercial real estate weakens further. Further, declining real estate values significantly increase the likelihood that we will incur losses on these investments in the event of default because the value of collateral on the mortgages underlying such securities may be insufficient to cover the outstanding principal amount of the loan. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect our net interest income from these investments, which could have an adverse effect on our financial condition, results of operations and our ability to make distributions to our stockholders
Our investments in Residential Whole Loans, and Commercial Loans subject us to servicing-related risks, including those associated with foreclosure and liquidation.

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
CMBS may be secured by a single commercial mortgage loan or a pool of commercial mortgage loans. Commercial mortgage loans may be secured by multifamily or commercial property and are subject to risks of delinquency and foreclosure, and risks of loss that may be greater than similar risks associated with loans made on the security of residential property. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower's ability or willingness to repay the loan may be impaired. Net operating income of an income-producing property can be affected by, among other things:
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
As of December 31, 2021, our Non-Agency RMBS and Whole Loans were secured by ARMs, Hybrid ARMS, pay option ARMs and fixed-rate mortgages. There can be no assurance that this will not change in the future.
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
In addition, a decrease in prepayments may adversely affect our profitability. When borrowers prepay their residential mortgage loans at slower than expected rates, prepayments on the RMBS may be slower than expected. These slower than expected payments may adversely affect our profitability. We may purchase RMBS assets that have a lower interest rate than the then prevailing market interest rate. In exchange for this lower interest rate, we may pay a discount to par value to acquire the asset. In accordance with accounting rules, we accrete this discount over the expected term of the asset based on our prepayment assumptions. If the asset is prepaid at a slower than expected rate, however, we must accrete the remaining portion of the discount at a slower than expected rate. This will extend the expected life of the asset and result in a lower than expected yield on assets purchased at a discount to par.

We could be materially and adversely affected by poor market conditions where the properties securing the mortgage loans underlying our investments are geographically concentrated.

    Our performance depends on the economic conditions in markets in which the properties securing the mortgage loans underlying our investments are concentrated. As of December 31, 2021, a substantial portion of our investments had underlying properties in California. Our financial condition, results of operations, the market price of our common stock and our ability to make distributions to our stockholders could be materially and adversely affected by this geographic concentration if market conditions, such as an oversupply of space or a reduction in demand for real estate in an area, deteriorate in California. Moreover, due to the geographic concentration of properties securing the mortgages underlying our investments, the Company may be disproportionately affected by general risks such as natural disasters, including major wildfires, floods and earthquakes and , severe or inclement weather, should such developments occur in or near the markets in California in which such properties are located.
We may incur losses as a result of unforeseen or catastrophic events, including the emergence of a pandemic and acts of terrorism.
    The occurrence of unforeseen or catastrophic events, including the emergence of a pandemic, such as COVID-19 and its variants, or other widespread health emergency (or concerns over the possibility of such an emergency) and terrorist attacks could create economic and financial disruptions, and could lead to operational difficulties that could impair our ability to manage our businesses.

We may make investments in non U.S. dollar denominated securities, which will be subject to currency rate exposure and risks associated with the uncertainty of foreign laws and markets.
Some of our real estate-related securities investments may be denominated in foreign currencies, and therefore, we expect to have currency risk exposure to any such foreign currencies. A change in foreign currency exchange rates may have an adverse impact on returns on our non U.S. dollar denominated investments. Although we may hedge our foreign currency risk subject to the REIT income tests, we may not be able to do so successfully and may incur losses on these investments as a result of exchange rate fluctuations. To the extent that we invest in non U.S. dollar denominated securities, in addition to risks inherent in the investment in securities generally discussed in this Annual Report on Form 10-K, we will also be subject to risks associated with the uncertainty of foreign laws and markets, including, but not limited to, unexpected changes in regulatory requirements, political and economic instability in certain geographic locations, difficulties in managing international operations, currency exchange controls, potentially adverse tax consequences, additional accounting and control expenses and the administrative burden of complying with a wide variety of foreign laws.
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
Our ability to fund our operations, meet financial obligations and finance our asset may be impacted by our ability to secure and maintain our financings and other borrowings with our counterparties. If we are not able to renew our existing facilities or arrange for new financing on terms acceptable to us, or if we default on our covenants or are otherwise unable to access funds under our financing facilities or if we are required to post collateral or face larger haircuts, we may have to dispose of assets at significantly depressed prices and at inopportune times, which could cause significant losses.

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
Our current target leverage generally ranges between two to four and a half the amount of our stockholders' equity (calculated in accordance with U.S. GAAP). We incur this leverage by borrowing against a substantial portion of the market value of our assets. By utilizing this leverage, we can enhance our returns. Nevertheless, this leverage, which is fundamental to our investment strategy, also creates significant risks.
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
When we engage in repurchase transactions, we generally sell securities to lenders (repurchase agreement counterparties) and receive cash from these lenders. The lenders are obligated to resell the same securities back to us at the end of the term of the transaction. Because the cash we receive from the lender when we initially sell the securities to the lender will be less than the value of those securities (this difference is the haircut), if the lender defaults on its obligation to resell the same securities back to us we may incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities). We would also lose money on a repurchase transaction if the value of the underlying securities has declined as of the end of the transaction term, as we would have to repurchase the securities based on their initial value but would receive securities worth less than that amount. Further, if we default on one of our obligations under a repurchase transaction, the lender can terminate the transaction and cease entering into any other repurchase transactions with us. Our inability to post adequate collateral for a margin call by the counterparty, in a time frame as short as the close of the same business day, could result in a condition of default under our repurchase agreements, thereby enabling the counterparty to liquidate the collateral pledged by us, which may have a material adverse effect on our financial position, results of operations and cash flows. Certain of our repurchase agreements contain cross-default provisions, such that if a default occurs under an agreement with any specific lender, that lender could also declare a default under other repurchase agreements or other financing or derivative contracts, if any, with such lender. Further, three of the counterparties to our repurchase agreements held, as of December 31, 2021, collateral valued in excess of 5% of our stockholders' equity as security for our obligations under the applicable repurchase agreements. Any losses we incur on our repurchase transactions could adversely affect our earnings and thus our cash available for distribution to our stockholders.
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
As of December 31, 2021, we had amounts outstanding under five repurchase agreements. Prior to entering into a lending relationship with any financial institution, our Manager does a thorough credit review of such potential lender. Notwithstanding the foregoing, a material adverse development involving one or more major financial institutions or the financial markets in general, in addition to the regulatory changes, could result in our lenders reducing our access to funds available under our repurchase agreements or terminating such agreements altogether.
Furthermore, our ability to achieve our investment objectives will depend not only on our ability to borrow money in sufficient amounts and on favorable terms, but also on our ability to renew or replace our financing arrangements. If we are unable to renew or replace our maturing borrowings due to liquidity shortfalls in the market and other funding markets, changes in the regulatory environment or for any other reason, we will have to sell some or all of our assets, possibly under adverse market conditions which may have a material adverse effect on our financial position, results of operations and cash flows. In addition, the aforementioned changes to the regulatory capital requirements imposed on our lenders may significantly increase the cost of the financing that they provide to us. Our lenders also may revise their eligibility requirements for the types of assets they are willing to finance or the terms of such financings, based on, among other factors, the recent changes in the regulatory environment and their management of perceived risk, particularly with respect to assignee liability.
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
We are subject to conflicts of interest arising out of our relationship with our Manager. We do not have any employees. All of our executive officers and two of our directors, James W. Hirschmann III and Bonnie M. Wongtrakool, are employees of our Manager. Our Management Agreement with our Manager was negotiated between related parties and its terms, including fees and other amounts payable, may not be as favorable to us as if it had been negotiated at arm's-length with an unaffiliated third party. In addition, the obligations of our Manager and its officers and personnel to engage in other business activities may reduce the time our Manager and its officers and personnel spend managing us.
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
As of December 31, 2021, our Manager owned 1,164,786 shares of our common stock. To the extent our Manager elects to sell all or a portion of these shares in the future, our Manager's interests may be less aligned with our interests.
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
Our common stock is listed on the NYSE under the symbol "WMC." The stock markets, including the NYSE, have experienced significant price and volume fluctuations currently and over the past several years. As a result, the market price of our common stock is likely to be similarly volatile, and investors in our common stock may experience a decrease in the value of their shares. Accordingly, no assurance can be given as to the ability of our stockholders to sell their common stock or the price that our stockholders may obtain for their common stock.
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
•speculation in the press or investment community; and
•adverse changes in general stock and bond market conditions, including as a result of pandemics and health crises, such as the ongoing COVID-19 pandemic.
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
The Company has outstanding $37.7 million aggregate principal amount of 6.75% convertible senior unsecured notes, which mature on October 1, 2022 (the "2022 Notes"), unless earlier converted, redeemed or repurchased by the holders pursuant to their terms, and are not redeemable by the Company except during the final three months prior to maturity.

The 2022 Notes are convertible into, at the Company's election, cash, shares of the Company's common stock or a combination of both, subject to the satisfaction of certain conditions and during specified periods. The conversion rate is subject to adjustment upon the occurrence of certain specified events and the holders may require the Company to repurchase all or any portion of their notes for cash equal to 100% of the principal amount of the 2022 Notes, plus accrued and unpaid interest, if the Company undergoes a fundamental change as specified in the supplemental indenture. The conversion rate is 83.1947 shares of common stock per $1,000 principal amount of the 2022 Notes and represented a conversion price of $12.02 per share of common stock.

The Company also has outstanding $86.3 million aggregate principal amount of 6.75% convertible senior unsecured notes, which mature on September 15, 2024 (the "2024 Notes"), unless earlier converted, redeemed or repurchased by the holders pursuant to their terms, and are not redeemable by the Company except during the final three months prior to maturity.

The 2024 Notes are convertible into, at the Company's election, cash, shares of the Company's common stock or a combination of both, subject to the satisfaction of certain conditions and during specified periods. The conversion rate is subject to adjustment upon the occurrence of certain specified events and the holders may require the Company to repurchase all or any portion of their notes for cash equal to 100% of the principal amount of the 2024 Notes, plus accrued and unpaid interest, if the Company undergoes a fundamental change as specified in the supplemental indenture. The initial conversion rate was 337.9520 shares of common stock per $1,000 principal amount of the 2024 Notes and represented a conversion price of $2.96 per share of common stock.

To the extent we issue shares of our common stock upon conversion of the 2022 Notes or the 2024 Notes, the conversion of some or all of our 2022 Notes or the 2024 Notes will dilute the ownership interests of existing stockholders. Any sales in the public market of shares of our common stock issuable upon such conversion of the 2022 Notes or the 2024 Notes could adversely affect the prevailing market prices of our common stock.
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
Item 1B.    Unresolved Staff Comment
None
Item 2.    Properties
At December 31, 2021, our executive and administrative offices are located in Pasadena, California, in office space shared with our Manager. We do not own any material important physical properties as we rely on our Manager for management services; however, we have real estate owned or REO that we acquire, from time to time, through foreclosures on mortgage loans.

Item 3.    Legal Proceedings
None.
Item 4.    Mine Safety Disclosures.
Not applicable.

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the NYSE under the symbol "WMC."
The following table summarizes our dividends declared on common stock, on a per share basis, for the years ended December 31, 2021 and December 31, 2020:

Declaration Date	Record Date	Payment Date	Common Stock Dividend
2021
December 21, 2021	December 31, 2021	January 26, 2022	$0.06
September 23, 2021	October 4, 2021	October 26, 2021	$0.06
June 22, 2021	July 2, 2021	July 26, 2021	$0.06
March 23, 2021	April 2, 2021	April 26, 2021	$0.06
2020
December 17, 2020	December 28, 2020	January 26, 2021	$0.06
September 22, 2020	October 2, 2020	October 26, 2020	$0.05

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
As of March 4, 2022, we had seven registered holders of our common stock and 60,380,105 shares outstanding.
Securities Authorized for Issuance Under Equity Compensation Plans
In conjunction with our IPO and concurrent private placement, our Board of Directors approved the Western Asset Mortgage Capital Corporation Equity Plan (the "Equity Plan") and the Western Asset Manager Equity Plan (the "Manager Equity Plan" and collectively the "Equity Incentive Plans"). For further details, see Note 11- "Share-Based Payments" to the Consolidated Financial Statements included under Item 8 in this Annual Report on Form 10-K.
The following table presents certain information about the Equity Incentive Plans as of December 31, 2021:

Award	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Restricted common stock	N/A	N/A	656,033
Total	N/A	N/A	656,033
Stockholder Return Performance
The following graph is a comparison of the cumulative total stockholder return on the Company's common stock, the Standard & Poor's 500 Index (the "S&P 500 Index"), the Russell 2000 Index (the "Russell 2000") and the FTSE NAREIT Mortgage REITs Index (the "FTSE Mortgage REIT"), a peer group index for a five-year period from December 31, 2016 to December 31, 2021, and accordingly does not take into account the dividend the Company declared on December 21, 2021 and paid on January 26, 2022. The graph assumes that $100 was invested on December 31, 2015 in the Company's common stock, the S&P 500 Index, the Russell 2000 and the FTSE Mortgage REIT and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of the Company's shares will continue in line with the same or similar trends depicted in the graph below.

Index	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21
Western Asset Mortgage Capital Corp	$100.00	$111.36	$105.97	$148.29	$48.82	$34.50
S&P 500 Index	$100.00	$121.83	$116.49	$153.17	$181.35	$233.41
Russell 2000 Index	$100.00	$114.65	$102.02	$128.06	$153.62	$176.39
FTSE NAREIT Mortgage REITs Index	$100.00	$119.79	$116.77	$141.67	$115.09	$133.08
Recent Sales of Unregistered Securities: Use of Proceeds from Registered Securities
Not applicable.
Purchase of Equity Securities by the Issuer

On December 21, 2021, the Board of Directors of the Company reauthorized its repurchase program of up to 3,000,000 shares of its common stock through December 31, 2023. The previous reauthorization on December 19, 2019 of the Company's repurchase program of up to 2,700,000 shares of its common stock expired on December 31, 2021. Purchases made pursuant to the program will be made in the open market, in privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rules 10b5-1 and 10b-18 of the Securities and Exchange Commission. The authorization does not obligate the Company to acquire any particular amount of common shares and the program may be suspended or discontinued at the Company's discretion without prior notice.

The following table shows common shares repurchase activity during the year ended December 31, 2021:

Month of Settlement	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs at the end of period
November 1 - 30, 2021	43,714	2.20	43,714	2,956,286
December 1 - 31, 2021	436,094	2.27	436,094	2,520,192
Total	479,808		479,808

(1) Shares purchase price includes brokers commission of $0.02 per share.
(2) The Company repurchased 479,808 shares in 2021 of common stock accounted for as treasury stock pursuant to the authorization.

ITEM 6. Reserved

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion provides the reader a narrative from the perspective of management and should be read in conjunction with our consolidated financial statements and related notes included in Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
Overview
Western Asset Mortgage Capital Corporation, a Delaware corporation, commenced operations in May 2012, focused on investing in, financing and managing a diversified portfolio of real estate related securities, whole loans and other financial assets, which we collectively refer to as our target assets. Our investment strategy is based on our Manager's perspective of which mix of our target assets it believes provides us with the best risk-reward opportunities at any given time.  Our objective is to provide attractive risk adjusted returns to our stockholders primarily through an attractive dividend, which we intend to support with sustainable distributable earnings (which we previously referred to as core earnings), as well as the potential for higher returns through capital appreciation.

Factors Impacting Our Operating Results
Our results of operations are affected by several factors. They primarily depend on, among other things, the level of interest income and market value of our investments, the supply of and demand for the target assets in which we invest, and the financing and other costs associated with our business. Interest income and borrowing costs may vary due to changes in interest rates and the availability of financing, each of which could impact the net interest income we receive on our investments. Also, our operating results may be affected by conditions in the financial markets, such as unanticipated credit events experienced by our investment portfolio.
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

Market conditions. The Covid-19 recovery has been uneven across parts of the economy, geographically due to localized restrictions and caseloads, and across demographics with certain segments of the economy operating well above and others well below pre-COVID-19 levels. For the most part, structured credit spreads remained at wider levels relative to pre-COVID-19 and ended 2021 at their widest level for the year, in spite of the overall strength of the US economy due to the remaining uncertainties and unevenness of the recovery.

The housing market ended 2021 in a strong position, but one that is decelerating from the rapid home price appreciation ("HPA") experienced during the peak Covid-19 demand surge. Fueling the housing boom of the post-Covid-19 world are historically low mortgage rates, a dismal lack of housing supply on the market, tight lending conditions and a rebirth of household formations. Home price growth is expected to cool off but remain above average. Many market forecasts are still calling for a strong year, with the HPA growth estimates for 2022 ranging between 7% and 9%. The Manager believes housing starts should continue to rise to meet the strong demand, and as supply-chain issues ease, construction can pick up to close to 1.5 million units. This should help to reduce the supply and demand imbalance. However, that means that mortgage origination volumes will again be strong in 2022 with net supply of agency mortgages anticipated to reach approximately $600 billion, which would be the second highest year on record after 2021’s $800 billion.

After a challenging year for commercial real estate with revenues limited due to mandated stay-at-home orders, the reopening of retailers and leisure travel has provided a tailwind for the industry. Our Manager believes single asset single borrower ("SASB") non-agency mortgages secured by high-quality commercial properties with strong equity sponsors will benefit if as the Manager anticipates as COVID-19 restrictions continue to lift and the economy moves toward a full reopening.

Our Manager believes the largest dislocated opportunities are in residential and commercial mortgage credit, which are sectors that have not received the benefit of a Federal Reserve backstop and have lagged other credit sectors in that the have rebounded since March 2021. Mortgage credit offers value backed by real assets that benefit from a rising inflation environment and can generate attractive risk-adjusted returns.

See Item 1A. "Risk Factors" of this Annual Report on Form 10-K additional factors that may impact our operating results. Also, please see "Liquidity and Capital Resources" section of this annual report on Form 10-K for additional discussion surrounding the ongoing impact we expect COVID-19 will have on our liquidity and capital resources.
Proposed Changes to LIBOR
In March 2021, the U.K. Financial Conduct Authority ("FCA"), which regulates LIBOR, announced that December 31, 2021, will be the termination date for 1-week and 2-month USD-LIBOR. The FCA also set June 30, 2023, as the termination date for the other five USD-LIBOR (overnight, 1-month, 3-month, 6-month, and 12-month).

In July 2021, the Alternative Reference Rates Committee's ("ARRC") formally recommended Chicago Mercantile Exchange Group's forward looking Secured Overnight Financing Rate ("SOFR") term rate. However, market participants are still evaluating what convention of SOFR will be adopted for various types of financial instruments and securitization vehicles. For example, the mortgage and derivatives markets have adopted the daily compounded and paid in arrears SOFR convention. In contrast, government sponsored enterprises, such as Fannie Mae, and Freddie Mac have begun issuing adjustable rate mortgages, mortgage-backed securities, and credit risk transfer deals indexed to the 30-, 90-, and 180-day Average SOFR rates published by the Federal Reserve Bank of New York as well as Term SOFR rates in the future. It is possible that not all of our assets and liabilities will transition away from LIBOR at the same time or to the same alternative reference rate

Since late 2019, our Manager has had in place a LIBOR working group comprised of representatives from all relevant areas of the Firm. Our Manager's working group was focused on the transition of the various LIBOR tenors that ceased at the end of December 2021 and remains focused on the USD LIBOR tenors that will cease at the end of June 2023. We were not impacted by any LIBOR tenor that ceased at the close of 2021. A comprehensive inventory of LIBOR exposures has been developed. The inventory includes portfolio instruments with LIBOR-related terms; accounts and portfolios with benchmarks tied to LIBOR; and other agreements using LIBOR to determine receivables or payment obligations. Our Manager's working group is committed to identifying potential negative economic or operational impacts and seeking to mitigate these risks.

We have investments and repurchase agreements that are indexed to LIBOR and our Manager continues to evaluate any potential related risks. However, we cannot predict the effects of the elimination of LIBOR on interest expense and interest income on our investments indexed to LIBOR. See Item 1A - "Risk Factors - Changes to, or and the elimination replacement of, LIBOR may adversely affect interest expense related to our loans and investments."

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

2021 Activity

Investment Activity

We continually evaluate potential investments, and our investment selection is based on the supply and demand of our target assets, costs of financing, and the expected future interest rate volatility costs of hedging. As part of our investment focus on residential real estate-related investments, during the twelve months ended December 31, 2021, we acquired $427.8 million of Residential Whole Loans. Also, we strategically sold $27.5 million of commercial investments.

The following table presents our investing activity for the year ended December 31, 2021 (dollars in thousands):

Investment Type	Balance at December 31, 2020	Purchases	Loan Modification/Capitalized Interest	Principal Payments and Basis Recovery	Proceeds from Sales	Transfers to REO	Realized Gain/(Loss)	Unrealized Gain/(loss)	Premium and discount amortization, net	Balance at December 31, 2021
Agency RMBS and Agency RMBS IOs	$1,708	$—	N/A	$(331)	$—	N/A	$—	$(205)	$—	$1,172
Non-Agency RMBS	25,381	—	N/A	(1,148)	—	N/A	—	3,543	(7)	27,769
Non-Agency CMBS	164,081	—	N/A	(15,181)	(27,488)	N/A	(9,266)	(13,323)	6,535	105,358
Other securities(1)	48,754	—	N/A	—	—	N/A	—	4,468	(1,574)	51,648
Total MBS and other securities	239,924	—	N/A	(16,660)	(27,488)	N/A	(9,266)	(5,517)	4,954	185,947
Residential Whole Loans	1,008,782	427,848	485	(406,688)	—	—	—	2,850	(9,775)	1,023,502
Residential Bridge Loans	13,916	—	—	(8,437)	—	(751)	(206)	928	(22)	5,428
Commercial Loans	310,523	—	—	(103,285)	—	(30,000)	—	(46,813)	147	130,572
Securitized commercial loans	1,605,335	—	—	(354,202)	—	—	—	79,972	24,703	1,355,808
Total Investments	$3,178,480	$427,848	$485	$(889,272)	$(27,488)	$(30,751)	$(9,472)	$31,420	$20,007	$2,701,257

(1) Other securities include $45.6 million of GSE CRTs and $6.1 million of ABS at December 31, 2021.

Portfolio Characteristics

Residential Real Estate Investments

Residential Whole Loans

The Residential Whole Loans have low LTV's and are comprised of 2,355 Non-QM adjustable rate mortgages and six investor fixed rate mortgages. The following table presents certain information about our Residential Whole-Loans investment portfolio as of December 31, 2021 (dollars in thousands):

			Weighted Average
Current Coupon Rate	Number of Loans	Principal Balance	Original LTV	Original FICO Score(1)	Expected Life (years) (2)	Contractual Maturity (years)	Coupon Rate
2.01% - 3.00%	27	$15,640	65.1%	757	5.3	28.8	2.8%
3.01% - 4.00%	496	244,022	63.7%	756	3.3	28.0	3.7%
4.01% - 5.00%	1,051	413,451	65.1%	747	2.9	28.2	4.7%
5.01% - 6.00%	757	305,344	64.9%	738	3.0	26.8	5.4%
6.01% - 7.00%	28	10,181	67.9%	721	3.1	25.8	6.3%
7.01% - 8.00%	2	505	73.2%	753	4.5	26.8	7.1%
Total	2,361	$989,143	64.8%	746	3.1	27.7	4.6%

(1)The original FICO score is not available for 230 loans with a principal balance of approximately $74.3 million at December 31, 2021. We have excluded these loans from the weighted average computations.

Residential Bridge Loans

    We are no longer allocating capital to Residential Bridge Loans. The following table presents certain information about the remaining nine Residential Bridge Loans left in the portfolio at December 31, 2021 (dollars in thousands):

			Weighted Average
Current Coupon Rate	Number of Loans	Principal Balance	Original LTV	Contractual Maturity (months)(1)	Coupon Rate
7.01% – 9.00%	3	$2,946	70.4%	0.0	8.8%
9.01% – 11.00%	4	2,393	76.7%	0.0	10.4%
11.01% - 13.00%	2	495	69.7%	0.0	11.4%
Total	9	$5,834	72.9%	0.0	9.7%

(1) Non-performing loans that are past their maturity date are excluded from the calculation of the weighted average contractual maturity. The weighted average contractual maturity for these loans is zero.

Non-performing Residential Loans

The following table presents the aging of the Residential Whole Loans and Bridge Loans as of December 31, 2021 (dollars in thousands):

	Residential Whole Loans			Bridge Loans
	No of Loans	Principal	Fair Value	No of Loans	Principal	Fair Value
Current	2,329	$971,790	$1,006,271	—	$—	$—
1-30 days	9	3,146	3,285	1	75	76
31-60 days	—	—	—	—	—	—
61-90 days	3	1,993	1,989	2	954	935
90+ days	20	12,214	11,957	6	4,805	4,417
Total	2,361	$989,143	$1,023,502	9	$5,834	$5,428

Residential Whole Loans in Non-Accrual Status

    As of December 31, 2021, there were 20 Non-QM loans carried at fair value in non-accrual status with an unpaid principal balance of approximately $12.2 million and a fair value of approximately $12.0 million. These nonperforming loans represent approximately 1.2% of the total outstanding principal balance. No allowance or provision for credit losses was recorded as of and for the year ended December 31, 2021 since the valuation adjustment, if any, would be reflected in the fair value of these loans. We stopped accruing interest income for these loan when they became contractually 90 days delinquent. As of December 31, 2021, we had no Non-QM loans in forbearance

As of December 31, 2021, we had nine Residential Bridge Loans remaining in the portfolio and six were in non-accrual status with an unpaid principal balance of approximately $4.8 million and a fair value of $4.4 million. No allowance and provision for credit losses was recorded for loans carried at fair value as of and for the year ended December 31, 2021 since valuation adjustments, if any, would be reflected in the fair value of these loans. We stopped accruing interest income for these loans when they became contractually 90 days delinquent.

    As of December 31, 2021, we had four real estate owned ("REO") properties with an aggregate carrying value of $1.1 million related to foreclosed Bridge Loans. The REO properties are held for sale and accordingly carried at the lower of cost or fair value less cost to sell. The REO properties are classified in "Other assets" in the Consolidated Balance Sheet.

Non-Agency RMBS

The following table presents the fair value and weighted average purchase price for each of our Non-agency RMBS categories, including IOs accounted for as derivatives, together with certain of their respective underlying loan collateral attributes and current performance metrics as of December 31, 2021 (fair value dollars in thousands):

		Weighted Average
Category	Fair Value	Purchase Price	Life (Years)	Original LTV	Original FICO	60+ Day Delinquent	6-Month CPR
Prime	$10,388	$72.49	4.0	59.0%	769	4.0%	49.7%
Alt-A	17,381	51.48	11.3	80.7%	664	20.3%	11.8%
Total	$27,769	$59.34	8.6	72.6%	703	14.2%	26.0%

Agency RMBS Portfolio

The following table summarizes our Agency portfolio by investment category as of December 31, 2021 (dollars in thousands):

	Principal Balance	Amortized Cost	Fair Value	Net Weighted Average Coupon
Agency RMBS IOs and IIOs (1)	N/A	$59	$114	1.3%
Agency RMBS IOs and IIOs accounted for as derivatives (1)	N/A	N/A	1,058	1.3%
Total Agency RMBS	—	59	1,172	1.3%
Total	$—	$59	$1,172	1.3%

(1)IOs and IIOs have no principal balances and bear interest based on a notional balance.  The notional balance is used solely to determine interest distributions on the interest-only class of securities.

Commercial Real Estate Investments

Non-Agency CMBS

The following table presents certain characteristics of our Non-Agency CMBS portfolio as of December 31, 2021 (dollars in thousands):

		Principal		Weighted Average
Type	Vintage	Balance	Fair Value	Life (Years)	Original LTV
Conduit:					0
	2005-2009	$180	$175	1.9	83.7%
	2010-2020	78,776	21,155	5.6	62.8%
		78,956	21,330	5.5	62.9%
Single Asset:
	2010-2020	100,663	84,028	1.8	65.4%
Total		$179,619	$105,358	2.5	64.9%

Commercial Loans
The following table presents our commercial loan investments as of December 31, 2021 (dollars in thousands):

Loan	Loan Type	Principal Balance	Fair Value	Original LTV	Interest Rate	Maturity Date	Extension Option	Collateral	Geographic Location
CRE 3	Interest-Only Mezzanine loan	$90,000	$29,113	58%	1-Month LIBOR plus 9.25%	6/29/2021	None (1)	Entertainment and Retail	NJ
CRE 4	Interest-Only First Mortgage	38,367	38,267	63%	1-Month LIBOR plus 3.02%	8/6/2022	One-Year Extension	Retail	CT
CRE 5	Interest-Only First Mortgage	24,535	24,212	62%	1-Month LIBOR plus 3.75%	11/6/2022	Two One-Year Extensions	Hotel	NY
CRE 6	Interest-Only First Mortgage	13,207	13,033	62%	1-Month LIBOR plus 3.75%	11/6/2022	Two One-Year Extensions	Hotel	CA
CRE 7	Interest-Only First Mortgage	7,259	7,163	62%	1-Month LIBOR plus 3.75%	11/6/2022	Two One-Year Extensions	Hotel	IL, FL
CRE 8	Interest-Only First Mortgage	4,429	4,422	79%	1-Month LIBOR plus 4.85%	12/6/2022	None	Assisted Living Facilities	FL
SBC 3	Interest-Only First Mortgage	14,362	14,362	49%	One-Month LIBOR plus 4.10%	7/6/2022	None	Nursing Facilities	CT
		$192,159	$130,572

(1) CRE 3 is in default and not eligible for extension.

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
Non-Performing Commercial Loans

The impact of COVID-19 pandemic has adversely impacted a broad range of industries in which our commercial loan borrowers operate and could impair their ability to fulfill their financial obligations to us, most significantly retail and hospitality asset. All but the one loans discussed below remain current.

CRE 3 Loan

As of December 31, 2021, the CRE 3 junior mezzanine loan with an outstanding principal balance of $90.0 million secured by a retail facility was non-performing and past its maturity date of June 29, 2021. We were receiving interest payments on this loan from a reserve that was exhausted in May 2021. During the second quarter of 2021, the fair value of the loan declined significantly. We are currently in discussions with the borrower and certain other lenders regarding alternatives to address the situation which might include modifications of loan terms, deferral of payments and the funding of new advances. There can be no assurance that these discussions will result in an outcome in which we would be repaid any amount of the loan and we may suffer further declines in fair value with respect to the mezzanine investment. For the twelve months ended December 31, 2021, we suffered a decline of $51.2 million in the fair value of this investment. We could experience a total loss of our investment under various scenarios, which at current levels would result in a $29.1 million reduction in the Company’s book value. Refer to Note 6 - "Commercial Loans" for details.

The following table presents the aging of the Commercial Loans as of December 31, 2021 (dollars in thousands):

	Commercial Loans
	No of Loans	Principal	Fair Value
Current	6	$102,159	$101,459
1-30 days	—	—	—
31-60 days	—	—	—
61-90 days	—	—	—
90+ days	1	90,000	29,113
Total	7	$192,159	$130,572

Commercial Real Estate Owned

In October 2020, we commenced foreclosure proceedings. However, on February 24, 2021, the borrower filed for bankruptcy protection halting the foreclosure process. In August 2021, the bankruptcy case was dismissed by the bankruptcy court and we, together with the other holders of the loan, foreclosed on the property through a SPE formed for the purpose of holding the property. The SPE is consolidated by us and the property is recorded at the lower of cost or fair value less cost to sell. As of December 31, 2021, the REO is recorded at $42.5 million and classified in "Other assets" in the Consolidated Balance Sheets and the other members' interests in the SPE of approximately $11.2 million are recorded as "Non-controlling interest" in the consolidated financial statements.

The property was marketed for sale and in January 2022, a purchase and sales agreement was executed for a purchase price of $55.9 million, subject to customary diligence. The sale of the Property closed on February 14, 2022. The Company and the other investors fully recovered their aggregate initial investment of $42.0 million. The Company estimates it will recognize a gain on sale of approximately $6.7 million, based on the December 31, 2021 carrying value.

Securitized Commercial Loans

On September 15, 2021, the commercial loan that served as collateral for the RETL2019-RVP securitization paid in full by the borrower and the RETL HRR bond with an outstanding principal amount of $45.3 million held in WMC RETL LLC, a wholly-owned subsidiary of the Company, was paid off. Accordingly, the RETL 2019 Trust is no longer consolidated.

Geographic Concentration

The mortgages underlying our Non-Agency RMBS and Non-Agency CMBS are located in various states across the United States and other countries. The following table presents the five largest concentrations by location for the mortgages collateralizing our Non-Agency RMBS and Non-Agency CMBS as of December 31, 2021, based on fair value (dollars in thousands):

	Non-Agency RMBS			Non-Agency CMBS
	Concentration	Fair Value		Concentration	Fair Value
California	26.5%	$7,371	California	36.5%	$38,446
New York	10.4%	2,889	Nevada	18.4%	19,378
Florida	9.0%	2,504	Bahamas	13.6%	14,375
New Jersey	4.6%	1,271	Delaware	4.6%	4,870
Maryland	4.0%	1,106	Texas	4.1%	4,364

The following table presents the various states across the United States in which the collateral securing our Residential Whole Loans and Residential Bridge Loans at December 31, 2021, based on principal balance, is located (dollars in thousands):

	Residential Whole Loans			Residential Bridge Loans
	Concentration	Principal Balance		Concentration	Principal Balance
California	73.9%	$730,771	New York	45.1%	$2,631
New York	11.6%	114,625	California	30.1%	1,754
Florida	2.7%	26,293	Florida	19.3%	1,125
Georgia	2.5%	25,106	New Jersey	3.7%	219
Texas	1.9%	19,062	Pennsylvania	1.8%	105
Other	7.4%	73,286	Other	—%	—
Total	100.0%	$989,143	Total	100.0%	$5,834

Financing Activity

We will look to continue to expand and diversify our financing sources, especially those sources that provide an alternative to short-term repurchase agreements with daily margin requirements.

Repurchase Agreements

Our repurchase agreements bear interest at a contractually agreed-upon rate and have terms ranging from one month to 12 months. Our counterparties generally require collateral in excess of the loan amount, or haircuts. As of December 31, 2021, the contractual haircuts required under repurchase agreements on our investments were as follows:

	Minimum	Maximum (excluding IOs and IIOs)	Maximum (including IOs and IIOs)
Short-Term Borrowings
Agency RMBS IOs	7.0%	20.4%	20.4%
Non-Agency RMBS	10.0%	59.9%	n/a
Residential Whole Loans	16.1%	16.1%	n/a
Residential Bridge Loans	19.5%	19.5%	n/a
Commercial Loans	55.0%	55.0%	n/a
Other Securities	58.7%	59.8%	n/a

Long-Term Borrowings
Non-Agency CMBS and Non-Agency RMBS Facility
Non-Agency RMBS	25.0%	25.0%	n/a
Non-Agency CMBS	30.0%	30.0%	n/a
Other securities	25.0%	30.0%	n/a

Residential Whole Loan Facility
Residential Whole Loans(1)	10.0%	10.0%	n/a

Commercial Whole Loan Facility
Commercial Loans(2)	22.0%	55.0%	n/a
(1) The haircut is based on 10% of the outstanding principal amount of the Residential Whole Loans
(2) Each Commercial Loans is financed separately under this facility and the haircuts are dependent on the type collateral.

Residential Whole Loan Facility

On November 5, 2021, we entered into an amendment of our Residential Whole Loan Facility. The amendment facility has a stated of capacity $500 million and bears an interest rate of LIBOR plus 2.00%, with a LIBOR floor of 0.25%. The facility is available to finance five types of residential mortgages: Non-Agency mortgage loans, Non-QM loans, investor loans, re-performing and non-performing loans. The advance rates differ by type of loan, but for performing Non-QM loans the advance rate is 90% of the outstanding principal amount. The facility matures on November 4, 2022. The facility is a mark to market margin facility; however, the margin requirement is only triggered if the fair value of the collateral declines below its outstanding aggregate principal amount.

Non-Agency CMBS and Non-Agency RMBS Facility

On May 5, 2021, we amended our Non-Agency CMBS and Non-Agency RMBS financing facility to, among other things, extend the facility for an additional 12 months and reduce the interest rate. The amended facility has improved advance rates and bears interest at a rate of three-month LIBOR plus 2.00%. The facility is not subject to daily margin calls; however the margin requirement is triggered when the loan to value ratio surpasses a certain threshold (the "LTV Trigger"), on a weighted average basis per asset type, calculated on a portfolio level. The LTV Trigger for collectively for RMBS investments is 75% and 70% for collectively for CMBS investments.

Commercial Whole Loan Facility
On May 5, 2021, we amended our $100 million Commercial Whole Loan Facility to, among other things, convert the term to a 12-month facility with up to one 12-month extension option, subject to the lender's consent.

Convertible Senior Unsecured Notes

For the year ended December 31, 2021, through a series of transactions summarized below, we reduced the our overall convertible senior unsecured notes outstanding by $51.1 million and extended the maturity to 2024 for $86.3 million of our convertible senior unsecured debt to further strengthen our balance sheet. The following summarizes the transactions for the twelve months ended December 31, 2021.

•In March 2021, we repurchased $6.7 million aggregate principal amount of our 2022 Notes at a weighted average discount to par value of 6.3%.

•In August 2021, we repurchased $22.3 million aggregate principal amount of the 2022 Notes at a weighted average discount to par value of 2.8%. Refer to Note 7 - "Borrowings" for details of the 2024 Notes.

•In September 2021, we issued $86.3 million of the 2024 Notes and used the net proceeds, together with approximately $20.2 million of cash on hand, to repurchase an additional $100.3 million of our 2022 Notes.

•In December 2021, we repurchased $8.0 million aggregate principal amount of our 2022 Notes at a weighted average premium to par value of 1.0%.

Outstanding Borrowings
Repurchase Agreements

At December 31, 2021, we had outstanding borrowings under five of our master repurchase agreements. The following table summarizes certain characteristics of our repurchase agreements at December 31, 2021 (dollars in thousands):

Securities Pledged	Repurchase Agreement Borrowings	Weighted Average Interest Rate on Borrowings Outstanding at end of period	Weighted Average Remaining Maturity (days)
Short Term Borrowings:
Agency RMBS	$976	1.02%	58
Non-Agency RMBS(1)	38,354	2.94%	4
Residential Whole Loans(2)	1,439	2.57%	5
Residential Bridge Loans(2)	4,368	2.61%	5
Commercial Loans(2)	6,463	3.20%	5
Other securities	2,457	3.50%	18
Total short term borrowings	54,057	2.92%	6
Long Term Borrowings:
Non-Agency CMBS and Non-Agency RMBS Facility
Non-Agency CMBS(1)	59,802	2.14%	125
Non-Agency RMBS	15,632	2.14%	125
Other Securities	27,506	2.22%	125
Subtotal	102,940	2.16%	125
Residential Whole Loan Facility
Residential Whole Loans(2)	396,531	2.25%	308
Commercial Whole Loan Facility
Commercial Loans	63,661	2.27%	268
Total long term borrowings	563,132	2.24%	270
Repurchase agreements borrowings	$617,189	2.30%	247
Less unamortized debt issuance costs	—	N/A	N/A
Repurchase agreements borrowings, net	$617,189	2.30%	247

(1)Includes repurchase agreement borrowings on securities eliminated upon VIE consolidation.
(2)Repurchase agreement borrowings on loans owned are through trust certificates. The trust certificates are eliminated in consolidation.

At December 31, 2021, we had outstanding repurchase agreement borrowings with the following counterparties:

(dollars in thousands) Repurchase Agreement Counterparties	Amount Outstanding	Percent of Total Amount Outstanding	Investments Held as Collateral	Counterparty Rating(1)
Credit Suisse AG, Cayman Islands Branch (2)	$498,545	80.7%	$577,622	A
Citigroup Global Markets Inc.	102,941	16.7%	180,982	A+
Nomura Securities International, Inc. (3)	12,270	2.0%	21,283	Unrated (3)
All other counterparties (4)	3,433	0.6%	7,225
Total	$617,189	100.0%	$787,112

(1)The counterparty ratings presented above are the long-term issuer credit ratings as rated at December 31, 2021 by S&P.
(2)Includes master repurchase agreements in which the buyer includes Alpine Securitization LTD., a Credit Suisse sponsored asset-backed commercial paper conduit.
(3)Nomura Holdings, Inc., the parent company of Nomura Securities International, Inc., is rated BBB+ by S&P at December 31, 2021.
(4)Represents amount outstanding with two counterparties, which each holds collateral valued less than 5% of our stockholders’ equity as security for our obligations under the applicable repurchase agreements as of December 31, 2021.

The following table presents our average repurchase agreement borrowings, excluding unamortized debt issuance costs, by type of collateral pledged for the years ended December 31, 2021 and December 31, 2020 (dollars in thousands):

Collateral	Year ended December 31, 2021	Year ended December 31, 2020
Agency CMBS	$—	$365,073
Agency RMBS	1,182	69,137
Non-Agency RMBS(1)	46,140	14,459
Non-Agency CMBS(1)	78,476	157,280
Residential Whole Loans	125,746	267,609
Commercial Loans	118,660	179,251
Residential Bridge Loans	9,400	23,144
Membership interest	13,361	4,749
Other securities	26,489	28,136
Total	$419,454	$1,108,838
Maximum borrowings during the period(2)	$644,675	$3,006,550

(1)Includes repurchase agreement borrowings on securities eliminated upon VIE consolidation.
(2)Amount represents the maximum borrowings at month-end during each of the respective periods.

Repurchase Agreements Financial Metrics
Certain of our financing arrangements provide the counterparty with the right to terminate the agreement and accelerate amounts due under the associated agreement if the we do not maintain certain financial metrics. Although specific to each financing arrangement, typical financial metrics include minimum equity and liquidity requirements, leverage ratios, and performance triggers. In addition, some of the financing arrangements contain cross-default features, whereby default under an agreement with one lender simultaneously causes default under agreements with other lenders. We were in compliance with the terms of such financial tests as of December 31, 2021.

Securitized Debt

Residential Mortgage-Backed Notes

In May 2019, we completed a residential mortgage-backed securitization comprised of a portion of our Residential Whole Loan portfolio. The Arroyo Mortgage Trust 2019-2 ("Arroyo Trust 2019"), a wholly owned subsidiary, issued $919.0 million of mortgage-backed notes and we retained the non-offered securities in the securitization, which include the class B, Class A-IO-S and Class XS certificates. These non-offered securities were eliminated in consolidation. At December 31, 2021,

Residential Whole Loans, with an outstanding principal balance of approximately $358.9 million, serve as collateral for the Arroyo Trust's securitized debt.

The following table summarizes the consolidated Arroyo Trust's issued mortgage-backed notes at December 31, 2021 which is classified in "Securitized debt, net" in the Consolidated Balance Sheets (dollars in thousands):

Classes	Principal Balance	Coupon	Carrying Value	Contractual Maturity
Offered Notes:
Class A-1	$277,549	3.3%	$277,549	4/25/2049
Class A-2	14,885	3.5%	14,885	4/25/2049
Class A-3	23,583	3.8%	23,583	4/25/2049
Class M-1	25,055	4.8%	25,055	4/25/2049
Subtotal	341,072		$341,072
Less: Unamortized deferred financing costs	N/A		3,501
Total	$341,072		$337,571

In June 2020, we completed a second residential mortgage-backed securitization. The Arroyo Trust 2020-1 ("Arroyo Trust 2020) issued $341.7 million of mortgage-backed notes and we retained the non-offered securities in the securitization, which include the class B, Class A-IO-S and Class XS certificates. These non-offered securities were eliminated in consolidation. At December 31, 2021, Residential Whole Loans, with an outstanding principal balance of approximately $188.2 million, serve as collateral for the Arroyo Trust 2020's securitized debt.

The following table summarizes the consolidated Arroyo Trust 2020's issued mortgage-backed notes at December 31, 2021 which is classified in "Securitized debt, net" in the Consolidated Balance Sheets (dollars in thousands):

Classes	Principal Balance	Coupon	Carrying Value	Contractual Maturity
Offered Notes:
Class A-1A	$125,469	1.7%	$125,469	3/25/2055
Class A-1B	14,888	2.1%	14,888	3/25/2055
Class A-2	13,518	2.9%	13,518	3/25/2055
Class A-3	17,963	3.3%	17,963	3/25/2055
Class M-1	11,739	4.3%	11,739	3/25/2055
Subtotal	$183,577		$183,577
Less: Unamortized deferred financing costs	N/A		2,030
Total	$183,577		$181,547

Commercial Mortgage-Backed Notes

We hold a controlling financial variable interest in CSMC USA and were required to consolidate the CMBS VIE. Refer to Note 7 - "Financings" for details. The following table summarizes the consolidated 2014 CSMC USA's commercial mortgage pass-through certificates at December 31, 2021 which is classified in "Securitized debt, net" in the Consolidated Balance Sheets (dollars in thousands):

Classes	Principal Balance	Coupon	Fair Value	Contractual Maturity
Class A-1	$120,391	3.3%	$124,143	9/11/2025
Class A-2	531,700	4.0%	559,447	9/11/2025
Class B	136,400	4.2%	133,776	9/11/2025
Class C	94,500	4.3%	91,460	9/11/2025
Class D	153,950	4.4%	142,388	9/11/2025
Class E	180,150	4.4%	160,325	9/11/2025
Class F	153,600	4.4%	117,912	9/11/2025
Class X-1(1)	n/a	0.7%	12,347	9/11/2025
Class X-2(1)	n/a	0.2%	2,572	9/11/2025
	$1,370,691		$1,344,370

(1) Class X-1 and Class X-2 are interest-only classes with notional balances of $652.1 million and $733.5 million as of December 31, 2021, respectively.

The above table does not reflect the portion of the class F bond held by us because the bond is eliminated in consolidation. Our ownership interest in the class F bond represents a controlling financial interest, which resulted in consolidation of the trust. The class F bond had a fair market value of $11.4 million at December 31, 2021, and our exposure to loss is limited to our ownership interest in this bond.

Convertible Senior Unsecured Notes

2022 Notes

As of December 31, 2021, we had $37.7 million aggregate principal amount of the 2022Notes outstanding. The 2022 Notes mature on October 1, 2022, unless earlier converted, redeemed by the holders pursuant to their terms or repurchased by us , and are not redeemable by us except during the final three months prior to maturity.

2024 Notes

As of December 31, 2021, we had $86.3 million aggregate principal amount of the 2024 Notes outstanding. The 2024 notes mature on September 15, 2024, unless earlier converted, redeemed by the holders pursuant to their terms or repurchased by us , and are not redeemable by us except during the final three months prior to maturity.

Recourse and Non-Recourse Financing

We utilize both recourse and non-recourse debt to finance our portfolio. Our recourse debt included our short and long-term repurchase agreement financings and our convertible senior unsecured notes. At December 31, 2021, our total non-recourse financing is comprised of $519.1 million of securitized debt issued in connection with our two Residential Whole Loan securitizations and $1.3 billion of securitized debt from owning a Non-Agency CMBS bond with a fair value of $11.4 million that was deemed a controlling financial variable interest in CSMC USA which required us to consolidate the CMBS VIE.

(dollars in thousands)	December 31, 2021	December 31, 2020
Recourse and non-recourse financing	$2,599,845	$2,973,732
Non-recourse financing
Arroyo 2019-2	337,571	603,121
Arroyo 2020-1	181,547	289,169
RETL 2019 Trust	—	297,456
CMSC USA	1,344,370	1,256,266
Total recourse financing	$736,357	$527,720

Stockholders' equity	$193,109	$255,112

Recourse leverage	3.8x	2.1x

Hedging Activity
The following tables summarize the hedging activity during the twelve months ended December 31, 2021 (dollars in thousands):

Derivative Instrument	Notional Amount at December 31, 2020	Acquisitions	Settlements, Terminations or Expirations	Notional Amount at December 31, 2021
Fixed pay interest rate swaps	$—	$22,000	$—	$22,000
Variable pay interest rate swaps	—	56,500	(56,500)	—
Credit default swaps	6,170	—	—	6,170
Total derivative instruments	$6,170	$78,500	$(56,500)	$28,170

Derivative Instrument	Fair Value at December 31, 2020	Acquisitions	Settlements, Terminations or Expirations	Realized Gains / Losses	Mark-to-market	Fair Value at December 31, 2021
Fixed pay interest rate swaps	$—	$—	$(311)	$311	$(38)	$(38)
Variable pay interest rate swaps	—	—	(179)	179	—	—
Credit default swaps	(495)	—	—	—	36	(459)
Total derivative instruments	$(495)	$—	$(490)	$490	$(2)	$(497)

Capital Markets Activity
    The following is a summary of activity for the year ended December 31, 2021:
Stock Repurchase
On December 21, 2021, our Board of Directors reauthorized the repurchase program of up to 3,000,000 shares of our common stock through December 31, 2023. In the fourth quarter of 2021, pursuant to the repurchase plan we acquired 479,808 shares with an average price, including commission, of $2.27 per share, totaling approximately $1.1 million.

However, management's overall goals include growing the Company's equity base to help reduce the Company's expense ratio and expand capital for investment, but from time to time when shares are trading at a significant discount repurchasing shares can generate value for our shareholders. The timing, manner, price and amount of any future repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors.

Dividends

During the twelve months ended December 31, 2021, we declared dividends totaling $0.24 per share generating a dividend yield of approximately 11.4% based on the stock closing price of $2.11 on December 31, 2021

Book Value

    The following chart reflects our book value per common share basic and diluted shares over five consecutive quarters:

Book Value

7.5
5
2.5
0
4.20
4.27
3.55
3.45
3.20
12/31/20
03/31/21
06/30/21
09/30/21
12/31/21
Period Ending

    We continue to implement measures to improve our balance sheet by increasing liquidity, reducing leverage, and seek alternative financing arrangements to preserve long-term shareholder value. The decrease in book value to $3.20 at December 31, 2021 when compared to our September 30, 2021 book value of $3.45 was primarily due to a decline in fair value in our investment portfolio coupled with a reduction in net interest income from investment payoffs and accelerated premium amortization associated prepayments in our Residential Whole Loan portfolio.
Results of Operations
Comparison of the year ended December 31, 2021 to the year ended December 31, 2020
General
Due to the continued uncertainty surrounding the COVID -19 pandemic our results of operations continued to be impacted and for the years ended December 31, 2021 and December 31, 2020 may not be comparable. The full impact of COVID-19 on our results of operations is still uncertain as it depends on several factors beyond our control including, but not limited to (i) the duration and spread of the virus and its variants of the outbreak, (ii) the availability, acceptance and effectiveness of vaccines, (iii) the pandemic’s impact on the U.S. and global economies, (iv) the timing, scope and effectiveness of additional governmental responses to the pandemic, (v) the timing and speed of economic recovery, and (vi) the negative impact on our borrowers, asset values and cost of capital.

In 2021, we continued to make progress towards strengthening our balance sheet and improving liquidity. During the year ended December 31, 2021, through a series of transactions, we reduced the aggregate principal amount of our convertible senior unsecured notes outstanding by $51.1 million and extended the maturity to 2024 for $86.3 million of our convertible senior unsecured debt through the issuance of the 2024 Notes. We also amended and extended two key financing facilities, our Residential Whole Loan Facility and our Non-Agency RMBS and Non-Agency CMBS Facility, resulting in improved advance rates and lowered interest rates. These facilities have limited mark to market provisions (See Note 7 - "Financings" for additional details.). For the year ended December 31, 2021 we did not receive a margin call on either of these facilities.

For the year ended December 31, 2021, we generated a net loss of $49.9 million or $0.81 per basic and diluted weighted common share, compared to a net loss of $328.3 million or $5.72 per basic and diluted weighted common share for the year ended December 31, 2020. Although the residential credit markets improved in the twelve months ended December 31, 2021, our commercial real estate investments especially in the retail and hospitality sectors are taking longer to recover, which impacted valuations and was a key driver of the net loss for the period. Our Non-Agency CMBS and Commercial Loan investments declined in fair value by approximately $60.1 million and further losses are possible. However, during the third quarter of 2021, certain of our commercial investments benefited from improvements in the commercial mortgage markets resulting in $157.2 million in payoffs from three commercial loans, a Non-Agency CMBS bond and a risk retention bond. With our new focus of capital allocation in residential real estate-related investments, in the second half of 2021, we deployed capital to acquire $417.8 million in Non-QM loans and in December 2021, we strategically sold three Non-Agency CMBS investments for net proceeds of $27.5 million. During the transition of the portfolio over the next 12 to 18 months we may experience negative fluctuations in earnings.

The following tables set forth certain information regarding our net interest income on our investment portfolio for the years ended December 31, 2021 and December 31, 2020 (dollars in thousands):

Year ended December 31, 2021	Average Amortized Cost of Assets	Total Interest Income	Yield on Average Assets

Investments
Agency RMBS	$89	$17	19.10%
Non-Agency RMBS	29,128	1,457	5.00%
Non-Agency CMBS	198,214	16,409	8.28%
Residential Whole Loans	917,960	35,092	3.82%
Residential Bridge Loans	10,043	1,099	10.94%
Commercial loans	270,982	12,537	4.63%
Securitized commercial loans	1,427,347	94,349	6.61%
Other securities	49,330	3,111	6.31%
Total investments	$2,903,093	$164,071	5.65%

	Average Carrying Value	Total Interest Expense	Average Cost of Funds(1)
Borrowings
Repurchase agreements	$419,455	$14,517	3.46%
Convertible senior unsecured notes, net	150,961	12,805	8.48%
Securitized debt	2,078,156	109,588	5.27%
Total borrowings	$2,648,572	$136,910	5.17%

Net interest income and net interest margin(2)		$27,161	0.94%

Year ended December 31, 2020	Average Amortized Cost of Assets	Total Interest Income	Yield on Average Assets

Investments
Agency CMBS	$342,673	$10,700	3.12%
Agency RMBS	58,491	1,988	3.40%
Non-Agency RMBS	32,905	1,539	4.68%
Non-Agency CMBS	262,372	21,798	8.31%
Residential Whole Loans	1,223,043	54,359	4.44%
Residential Bridge Loans	26,354	1,756	6.66%
Commercial loans	337,485	23,194	6.87%
Securitized commercial loans	1,093,487	59,212	5.41%
Other securities	53,753	3,482	6.48%
Total investments	$3,430,563	$178,028	5.19%

	Average Carrying Value	Total Interest Expense	Average Cost of Funds(1)
Borrowings
Repurchase agreements	$1,108,838	$35,243	3.18%
Convertible senior unsecured notes, net	193,516	16,252	8.40%
Securitized debt	1,864,964	81,096	4.35%
Total borrowings	$3,167,318	$132,591	4.19%

Net interest income and net interest margin(2)		$45,437	1.32%

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
Interest Income
For the years ended December 31, 2021 and December 31, 2020, we earned interest income on our investments of approximately $164.1 million and $178.0 million, respectively. The decrease of approximately $14.0 million was mainly due to a smaller investment portfolio from 2021 payoffs of $406.7 million and $157.2 million in our Residential Whole Loans and commercial investments, respectively, and our $90.0 million commercial mezzanine loan becoming non-performing in May 2021. The consolidation of CSMC USA as of August 1, 2020 and the 2021 acquisition, in the latter part of 2021, of $427.8 million, in Non-QM loans partially offset the decline in interest income.
Interest Expense
Interest expense increased by $4.3 million for the year ended December 31, 2021, compared to December 31, 2020, mainly a result of the consolidation of CSMC USA, which increased interest expense by $48.2 million. However, interest expense on our recourse leverage declined by $24.2 million from lower average borrowings attributable to a smaller investment portfolio, improved terms on our amended residential and securities financing facilities, and the repurchases of our 2022 Notes. Also, in 2021 interest expense declined by $17.9 million related to our securitized debt from the payoff of RETL 2019 Trust and paydown in our residential mortgage-backed debt (Arroyo Trust 2019 and Arroyo Trust 2020).
Other income (loss), net
Realized gain (loss), net

Realized gain (loss) represents the net gain (loss) on sales or settlements from our investment portfolio and debt. In December 2021, as part of our new investment focus on residential real estate-related investments we strategically sold three Non-Agency CMBS investments for net proceeds of $27.5 million, realizing a loss of $1.1 million. For the twelve months ended December 31, 2020, to improve liquidity, reduce our repurchase agreement borrowing and satisfy our margin calls, we sold $2.4 billion in investments mainly in March and April 2020. These sales generated $84.3 million in net realized gains.

The following table presents the realized gains (losses) for each of the years ended December 31, 2021 and December 31, 2020 (dollars in thousands):

	Year ended December 31, 2021				Year ended December 31, 2020
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Agency CMBS	$—	$—	$—	$—	$1,668,149	$116,463	$(6,486)	$109,977
Agency RMBS	—	—	—	—	400,948	12,552	(506)	12,046
Non-Agency RMBS(1)	—	—	—	—	12,658	—	(60)	(60)
Non-Agency CMBS(4)	27,488	—	(9,266)	(9,266)	111,804	1	(23,624)	(23,623)
Other securities	—	—	—	—	35,957	113	(6,223)	(6,110)
Residential Whole-Loans	—	—	—	—	144,259	—	(10,511)	(10,511)
Residential Bridge Loans(1)	—	20	(205)	(185)	—	8	(404)	(396)
Loans transferred to REO(2)	752	15	(36)	(21)	419	126	(32)	94
Disposition of REO	738	54	—	54	1,892	18	(808)	(790)
Convertible senior unsecured notes (3)	(136,754)	405	(1,914)	(1,509)	(21,975)	3,644	—	3,644
Total	$(107,776)	$494	$(11,421)	$(10,927)	$2,354,111	$132,925	$(48,654)	$84,271

(1)Realized gains/losses recognized on the final settlement of the loans.
(2)Realized gains/losses recognized on the transfer of Residential Bridge Loans to REO. Proceeds represent the fair value less estimated selling costs of the real estate on the date of transfer.
(3)Realized gains/losses recognized on the extinguishment of the 2022 Notes. See Note 7 - Financings for details.
(4)Realized losses of $8.2 million were recognized on the permanent write down of Non-Agency CMBS investments for the year ended December 31, 2021.

Unrealized gain (loss), net
Our investments, and securitized debt, for which we have elected the fair value option are recorded at fair value with the periodic changes in fair value being recorded in earnings.  The change in unrealized gain (loss) is directly attributable to changes in market pricing on the underlying investments and securitized debt during the period.

We recognized an unrealized loss of $46.4 million for the twelve months ended December 31, 2021 , mainly driven by the non-performing CRE 3 junior mezzanine loan and our Non-Agency CMBS investments. During the the twelve months ended December 31, 2021 the fair value of the commercial mezzanine loan declined significantly, and we recognized an unrealized loss of $51.2 million. Generally, we saw a recovery in asset prices across our residential investments.

We recognized an unrealized loss of $221.4 million for the twelve months ended December 31, 2020, driven by the extreme lack of liquidity in mortgage markets combined with forced selling which led to swift and dramatic price declines in the first quarter of 2020. While we saw some price recovery of certain investments in the second quarter of 2020, the rally was not sufficient to significantly reduce the substantial unrealized loss from the dramatic price declines in the first quarter of 2020.

The following table presents the net unrealized gains (losses) we recorded on our investments and securitized debt (dollars in thousands):

	Year ended December 31, 2021	Year ended December 31, 2020
Agency CMBS	$—	$(61,033)
Agency RMBS	—	(9,131)
Non-Agency RMBS	3,543	(5,812)
Non-Agency CMBS	(13,322)	(50,841)
Residential Whole Loans	2,850	(22,891)
Residential Bridge Loans	928	(497)
Commercial loans	(46,813)	(15,281)
Securitized commercial loans	79,972	(58,421)
Other securities	4,468	(6,938)
Securitized debt	(78,017)	9,458
Total	$(46,391)	$(221,387)
Gain (loss) on derivatives, net
As of December 31, 2021, we had interest rate swaps with a notional amount of $22.0 million. Our hedging strategy is designed to mitigate our exposure to interest rate volatility.

In March 2020, we effectively terminated all of our fixed-pay interest rate swaps and variable-pay interest rate swaps to reduce hedging costs and associated margin volatility. The effects of the termination is reflected in the table below for the year ended December 31, 2020.

The following table presents the components of gain (loss) on derivatives for the years ended December 31, 2021 and December 31, 2020 (dollars in thousands):

	Realized Gain (Loss), net
Description	Other Settlements / Expirations	Variation Margin Settlement	Mark-to-market	Return (Recovery) of Basis	Contractual interest income(expense), net(1)	Total
Year ended December 31, 2021
Interest rate swaps	$—	$490	$(38)	$—	$109	$561
Agency and Non-Agency Interest-Only Strips - accounted for as derivatives	—	—	(206)	(300)	394	(112)
Credit default swaps	64	—	36	—	—	100
Total	$64	$490	$(208)	$(300)	$503	$549

Year ended December 31, 2020
Interest rate swaps	$(262)	$(179,759)	$(2,515)	$262	$(1,395)	$(183,669)
Interest rate swaptions	80	—	—	—	—	80
Agency and Non-Agency Interest-Only Strips - accounted for as derivatives	(940)	—	(532)	(1,096)	1,324	(1,244)
Credit default swaps	(9,534)	—	(1,834)	—	—	(11,368)
TBAs	(2,430)	—	928	—	—	(1,502)
Total	$(13,086)	$(179,759)	$(3,953)	$(834)	$(71)	$(197,703)

(1)Contractual interest income (expense), net on derivative instruments includes interest settlement paid or received.
Other, net
For the years ended December 31, 2021 and December 31, 2020, "Other, net" consisted of income of $490 thousand and income of $339 thousand, respectively. The balance is mainly comprised of interest on cash balances, miscellaneous net interest income (expense) on cash collateral for our repurchase agreements and derivatives and miscellaneous fees collected on residential mortgage loans.
Expenses

Management Fee Expense

We incurred management fee expense of approximately $5.9 million and $4.5 million for the years ended December 31, 2021 and December 31, 2020, respectively. Pursuant to the terms of the Management Agreement, our Manager is paid a management fee equal to 1.5% per annum of our stockholders’ equity (as defined in the Management Agreement), calculated and payable (in cash) quarterly in arrears. The increase was mainly attributable to our Manager's waiver of the management fee from March 2020 to May 2020 to help address the impact of COVID-19 and the disruption in the mortgage markets. Future waivers are at the Manager's discretion.

The management fees, expense reimbursements and the relationship between our Manager and us are discussed further in Note 10, “Related Party Transactions” to the consolidated financial statements contained in this Annual Report on Form 10-K.

Financing Fee

In the second quarter of 2020, in order to manage the severe market conditions and the resulting large margin demands from lenders and pressure on our liquidity, we entered into a longer term financing arrangement for our Residential Whole Loans, as we sought to reduce our exposure to short-term financings with daily mark to market exposure. Under this agreement, we were required to pay the counterparty a 30% premium recapture fee of all realized value on any Residential Whole Loans above such counterparty’s amortized basis upon the securitization or sale.

    On June 29, 2020, we securitized approximately $355.8 million of the Residential Whole Loans and paid down the facility by approximately $339.4 million (see "Securitized Debt" below for additional details). As noted above, as part of the financing arrangements, we agreed to pay the lender a fee of 30% of all realized value on the Residential Whole Loans above the counterparty's amortized basis upon securitization or sale. As a result of refinancing the Residential Whole Loans through a securitization, we accrued a premium recapture fee of approximately $20.5 million, which was payable at the maturity of the facility. However, in connection with an amendment to this facility effective October 6, 2020, we paid $12.0 million of the fee with the balance of $8.5 million paid on November 5, 2021 when the facility was further amended and extended to November 2022. The amendment also eliminated the premium recapture fee for assets financed under the amended facility.

Other Operating Expenses

We incurred other operating expenses of approximately $4.7 million and $2.9 million for the years ended December 31, 2021 and December 31, 2020, respectively. Other operating cost is comprised of derivative transaction costs, custody, acquisition transaction costs and asset management/loan servicing fees. The increase was primarily a result of transaction, real estate and insurance costs recorded in the consolidated SPE that holds the foreclosed hotel REO. The increase was partially offset by an overall decrease in derivative transaction costs, acquisition transaction costs and asset management/loan servicing fees.

General and Administrative Expenses

General and administrative expenses for the years ended December 31, 2021 and December 31, 2020 were $10.0 million and $11.0 million, respectively. The decrease was mainly attributable to a decrease in the cost of our director and officer insurance.

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
The following tables set forth certain information regarding our net interest income on our investment portfolio for the years ended December 31, 2020 and December 31, 2019 (dollars in thousands):

Year ended December 31, 2020	Average Amortized Cost of Assets	Total Interest Income	Yield on Average Assets

Investments
Agency CMBS	$342,673	$10,700	3.12%
Agency RMBS	58,491	1,988	3.40%
Non-Agency RMBS	32,905	1,539	4.68%
Non-Agency CMBS	262,372	21,798	8.31%
Residential Whole Loans	1,223,043	54,359	4.44%
Residential Bridge Loans	26,354	1,756	6.66%
Commercial loans	337,485	23,194	6.87%
Securitized commercial loans	1,093,487	59,212	5.41%
Other securities	53,753	3,482	6.48%
Total	$3,430,563	$178,028	5.19%

	Average Carrying Value	Total Interest Expense	Average Cost of Funds(1)
Borrowings
Repurchase agreements	$1,108,838	$35,243	3.18%
Convertible senior unsecured notes, net	193,516	16,252	8.40%
Securitized debt	1,864,964	81,096	4.35%
Total borrowings	$3,167,318	$132,591	4.19%

Net interest income and net interest margin(2)		$45,437	1.32%

Year ended December 31, 2019	Average Amortized Cost of Assets	Total Interest Income	Yield on Average Assets

Investments
Agency CMBS	$1,517,394	$48,959	3.23%
Agency RMBS	268,554	9,128	3.40%
Non-Agency RMBS	47,982	2,468	5.14%
Non-Agency CMBS	226,072	18,195	8.05%
Residential Whole Loans	1,196,675	57,234	4.78%
Residential Bridge Loans	115,199	8,109	7.04%
Commercial Whole-Loans	348,884	28,556	8.18%
Securitized commercial loan	830,311	39,454	4.75%
Other securities	69,894	5,161	7.38%
Total	$4,620,965	$217,264	4.70%

	Average Carrying Value	Total Interest Expense	Average Cost of Funds(1)
Borrowings
Repurchase agreements	$2,888,151	$90,802	3.14%
Convertible senior unsecured notes, net	130,457	10,556	8.09%
Securitized debt	1,305,158	48,916	3.75%
Total borrowings	$4,323,766	$150,274	3.48%

Net interest income and net interest margin(2)		$66,990	1.45%

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

The following table presents the sales and realized gains (loss) of our investments for the years ended December 31, 2020 and December 31, 2019 (dollars in thousands):

	Year ended December 31, 2020				Year ended December 31, 2019
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Agency CMBS	$1,668,149	$116,463	$(6,486)	$109,977	$891,072	$32,793	$(4,190)	$28,603
Agency RMBS	400,948	12,552	(506)	12,046	205,310	1,559	—	1,559
Non-Agency RMBS(1)	12,658	—	(60)	(60)	—	—	—	—
Non-Agency CMBS	111,804	1	(23,624)	(23,623)	40,235	317	(1,624)	(1,307)
Other securities	35,957	113	(6,223)	(6,110)	—	—	—	—
Residential Whole Loans	144,259	—	(10,511)	(10,511)	—	—	—	—
Residential Bridge Loans (1)	—	8	(404)	(396)	—	232	(762)	(530)
Loans transferred to REO(2)	419	126	(32)	94	5,029	516	(473)	43
Disposition of REO	1,892	18	(808)	(790)	1,761	38	(128)	(90)
Total	$2,376,086	$129,281	$(48,654)	$80,627	$1,143,407	$35,455	$(7,177)	$28,278

(1)Realized gains/losses recognized on the final settlement of the loans.
(2)Realized gains/losses recognized on the transfer of Residential Bridge Loans to REO. Proceeds represent the fair value less estimated selling costs of the real estate on the date of transfer.
Unrealized gain (loss), net
Our investments, and securitized debt, for which we have elected the fair value option are recorded at fair value with the periodic changes in fair value being recorded in earnings. The change in unrealized gain (loss) is directly attributable to changes in market pricing on the underlying investments and securitized debt during the period. The extreme lack of liquidity in mortgage markets combined with forced selling led to swift and dramatic price declines in the first quarter of 2020. While we did not see price recovery on our investments in the second, third, and fourth quarters, there was still a lot of uncertainty surrounding the opening and recovery of the economy. Therefore, the recovery experienced was not sufficient to significantly reduce the substantial unrealized loss from the dramatic price declines.

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
Gain (loss) on derivatives, net
In March 2020, we effectively terminated all of our fixed-pay interest rate swaps and variable-pay interest rate swaps to reduce hedging costs and associated margin volatility. The effects of the terminations are reflected in the table below for the December 31, 2020.

The following table presents the components of gain (loss) on derivatives for the year ended December 31, 2020 and December 31, 2019 (dollars in thousands):

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

Expenses

Management Fee Expense

We incurred management fee expense of approximately $4.5 million and $7.4 million for the years ended December 31, 2020 and December 31, 2019, respectively. Pursuant to the terms of the Management Agreement, our Manager is paid a management fee equal to 1.5% per annum of our stockholders’ equity (as defined in the Management Agreement), calculated and payable (in cash) quarterly in arrears. The decrease was mainly attributable to our Manager's waiver of the management fee from March 2020 to May 2020 to help address the impact of COVID-19 and the disruption in the mortgage markets. Future waivers, if any, are at the Manager's discretion. Also, the termination of our interest rate swaps in March 2020 resulted in realized losses that reduced stockholders' equity that is used to calculate the management fee.

The management fees, expense reimbursements and the relationship between our Manager and us are discussed further in Note 10, “Related Party Transactions”

Financing Fee

In the second quarter of 2020 in order to manage the severe market conditions and the resulting large margin demands from lenders and pressure on our liquidity, we entered into a longer term financing arrangement for our Residential Whole Loans, as we sought to reduce our exposure to short-term financings with daily mark to market exposure. Under this agreement, we were required to pay the counterparty a 30% premium recapture fee of all realized value on any Residential Whole Loans above such counterparty’s amortized basis upon the securitization or sale.

On June 29, 2020, we securitized approximately $355.8 million of the Residential Whole Loans and paid down the facility by approximately $339.4 million (see "Securitized Debt" below for additional details). As noted above, as part of the financing arrangements, we agreed to pay the lender a fee of 30% of all realized value on the Residential Whole Loans above the counterparty's amortized basis upon securitization or sale. As a result of refinancing the Residential Whole Loans through a securitization, we accrued a premium recapture fee of approximately $20.5 million, which was payable at the maturity of the facility. However, in connection with an amendment to this facility effective October 6, 2020, we paid $12.0 million of the fee with the balance of $8.5 million due on the maturity of the amended facility on November 5, 2021. The amendment also eliminated the premium recapture fee for assets financed under the amended facility.

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

General and Administrative Expenses

General and administrative expenses for the years ended December 31, 2020 and December 31, 2019 were $11.0 million and $8.1 million, respectively. The increase was mainly attributable to an increase in the cost of our director and officer insurance and additional legal fees incurred.

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

Due to the significant amount of investment sales, resulting from the market volatility created by the COVID-19 pandemic, our Distributable Earnings for the years ended December 31, 2021, December 31, 2020 and December 31, 2019 are not comparable.
The table below reconciles Net Income to Distributable Earnings for the years ended December 31, 2021, December 31, 2020 and December 31, 2019:

(dollars in thousands)	Year ended December 31, 2021	Year ended December 31, 2020	Year ended December 31, 2019
Net income (loss) attributable to common stockholders and participating securities	$(48,953)	$(328,354)	$70,699
Income tax provision	99	396	1,057
Net income (loss) before income taxes	(48,854)	(327,958)	71,756

Adjustments:
Investments:
Unrealized (gain) loss on investments, securitized debt and other liabilities	46,391	221,387	(107,529)
Other than temporary impairment	—	—	8,574
Realized (gain) loss on investments	9,418	(80,627)	(28,278)
One-time transaction costs	2,415	21,232	1,084

Derivative Instruments:
Net realized (gain) loss on derivatives	(490)	193,155	123,569
Net unrealized (gain) loss on derivatives	208	3,953	(9,390)

Other:
Realized (gain) loss on extinguishment of convertible senior unsecured notes	1,509	(3,644)	—
Amortization of discount on convertible senior unsecured notes	944	1,097	718
Other non-cash adjustments	977	3,304	—
Non-cash stock-based compensation expense	618	699	564
Total adjustments	61,990	360,556	(10,688)
Distributable Earnings	$13,136	$32,598	$61,068

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

(dollars in thousands)	Year ended December 31, 2021	Year ended December 31, 2020	Year ended December 31, 2019
Net interest income	$27,161	$45,437	$66,990
Interest income from IOs and IIOs accounted for as derivatives	94	228	589
Net interest income (expense) from interest rate swaps	109	(1,133)	9,501
Adjusted net interest income	27,364	44,532	77,080
Total expenses	(20,648)	(38,907)	(20,944)
Other non-cash adjustments	977	3,304	—
Non-cash stock-based compensation	618	699	564
One-time transaction costs	2,415	21,232	1,084
Amortization of discount on convertible unsecured senior notes	944	1,097	718
Interest income on cash balances and other income (loss), net	554	649	2,566
Income attributable to non-controlling interest	912	(8)	—
Distributable Earnings	$13,136	$32,598	$61,068

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

The table below is a reconciliation of the GAAP Book Value to Non-GAAP Economic Book Value (dollars in thousands - except per share data):

	$ Amount		Per Share
GAAP Book Value at December 31, 2021	$193,109	193109000	$3.20

Adjustments to deconsolidate VIEs and reflect our interest in the securities owned
Deconsolidation of VIEs assets	(1,950,851)		(32.31)
Deconsolidation of VIEs liabilities	1,869,987		30.97
Interest in securities of VIEs owned, at fair value	70,461		1.17
Economic Book Value at December 31, 2021	$182,706		$3.03

Net Interest Income and Net Interest Margin

The following tables set forth certain information regarding our Non-GAAP net investment income and net interest margin which includes interest income on Agency and Non-Agency Interest-Only Strips classified as derivatives and excludes the interest expense for third-party consolidated VIEs for the years ended December 31, 2021, December 31, 2020 and December 31, 2019 (dollars in thousands):

Year ended December 31, 2021	Average Amortized Cost of Assets(1)	Total Interest Income(2)	Yield on Average Assets

Investments
Agency RMBS	$1,353	$111	8.20%
Non-Agency RMBS	29,128	1,457	5.00%
Non-Agency CMBS	198,214	16,409	8.28%
Residential Whole Loans	917,960	35,092	3.82%
Residential Bridge Loans	10,043	1,099	10.94%
Commercial loans	270,982	12,537	4.63%
Securitized commercial loans	1,427,347	94,349	6.61%
Other securities	49,330	3,111	6.31%
Total investments	$2,904,357	$164,165	5.65%
Adjustments:
Securitized commercial loans from consolidated VIEs	(1,427,347)	(94,349)	6.61%
Investments in consolidated VIEs eliminated in consolidation	45,647	3,649	7.99%
Adjusted total investments	$1,522,657	$73,465	4.82%

	Average Carrying Value	Total Interest Expense(3)	Average Effective Cost of Funds
Borrowings
Repurchase agreements	$419,455	$14,517	3.46%
Convertible senior unsecured notes, net	150,961	12,805	8.48%
Securitized debt, net	2,078,156	109,588	5.27%
Interest rate swaps	—	(109)	—%
Total borrowings	$2,648,572	$136,801	5.17%
Adjustments:
Securitized debt from consolidated VIEs(4)	$(1,389,308)	$(87,635)	6.31%
Adjusted total borrowings	$1,259,264	$49,166	3.90%

Adjusted net interest income and net interest margin		$24,299	1.60%

Year ended December 31, 2020	Average Amortized Cost of Assets(1)	Total Interest Income(2)	Yield on Average Assets

Investments
Agency CMBS	$343,711	$10,751	3.13%
Agency RMBS	61,008	2,165	3.55%
Non-Agency RMBS	32,905	1,539	4.68%
Non-Agency CMBS	262,372	21,798	8.31%
Residential Whole Loans	1,223,043	54,359	4.44%
Residential Bridge Loans	26,354	1,756	6.66%
Commercial loans	337,485	23,194	6.87%
Securitized commercial loans	1,093,487	59,212	5.41%
Other securities	53,753	3,482	6.48%
Total investments	$3,434,118	$178,256	5.19%
Adjustments:
Securitized commercial loan from consolidated VIEs	(1,093,487)	(59,212)	5.41%
Investments in consolidated VIE eliminated in consolidation	93,688	8,655	9.24%
Adjusted total investments	$2,434,319	$127,699	5.25%

	Average Carrying Value	Total Interest Expense(3)	Average Effective Cost of Funds
Borrowings
Repurchase agreements	$1,108,838	$35,243	3.18%
Convertible senior unsecured notes, net	193,516	16,252	8.40%
Securitized debt	1,864,964	81,096	4.35%
Interest rate swaps	—	1,133	0.04%
Total borrowings	$3,167,318	$133,724	4.22%
Adjustments:
Securitized debt from consolidated VIEs(4)	$(986,786)	$(53,118)	5.38%
Adjusted total borrowings	$2,180,532	$80,606	3.70%

Adjusted net interest income and net interest margin		$47,093	1.93%

Year ended December 31, 2019	Average Amortized Cost of Assets(1)	Total Interest Income(2)	Yield on Average Assets

Investments
Agency CMBS	$1,521,668	$49,056	3.22%
Agency RMBS	275,054	9,620	3.50%
Non-Agency RMBS	47,982	2,468	5.14%
Non-Agency CMBS	226,072	18,195	8.05%
Residential Whole Loans	1,196,675	57,234	4.78%
Residential Bridge Loans	115,199	8,109	7.04%
Commercial loans	348,884	28,556	8.18%
Securitized commercial loan	830,311	39,454	4.75%
Other securities	69,894	5,161	7.38%
Total investments	$4,631,739	$217,853	4.70%
Adjustments:
Securitized commercial loan from consolidated VIE	(830,311)	(39,454)	4.75%
Investment in consolidated VIE eliminated in consolidation	88,781	7,875	8.87%
Adjusted total investments	$3,890,209	$186,274	4.79%

	Average Carrying Value	Total Interest Expense(3)	Average Effective Cost of Funds
Borrowings
Repurchase agreements	$2,888,150	$90,802	3.14%
Convertible senior unsecured notes, net	130,457	10,556	8.09%
Securitized debt	1,305,158	48,916	3.75%
Interest rate swaps	n/a	(9,501)	(0.22)%
Total borrowings	$4,323,765	$140,773	3.26%
Adjustments:
Securitized debt from consolidated VIE(4)	$(729,745)	$(30,312)	4.15%
Adjusted total borrowings	$3,594,020	$110,461	3.07%

Adjusted net interest income and net interest margin		$75,813	1.95%

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
(4)Includes only the third-party sponsored securitized debt from RETL Trust, CMSC Trust, MRCD Trust and CMSC USA.

The following table reconciles total interest income to adjusted interest income, which includes interest income on Agency and Non-Agency Interest-Only Strips classified as derivatives (Non-GAAP financial measure) for the years ended December 31, 2021, December 31, 2020 and December 31, 2019:

(dollars in thousands)	Year ended December 31, 2021	Year ended December 31, 2020	Year ended December 31, 2019
Coupon interest income:
Agency CMBS	$—	$11,336	$51,286
Agency RMBS	47	2,975	12,181
Non-Agency RMBS	2,127	2,732	4,682
Non-Agency CMBS	9,874	15,331	14,178
Residential Whole Loans	44,867	59,698	61,024
Residential Bridge Loans	1,121	1,815	8,846
Commercial loans	12,390	22,832	27,332
Securitized commercial loans	69,646	49,370	41,398
Other securities	4,685	8,263	11,633
Subtotal coupon interest	$144,757	$174,352	$232,560
Premium accretion, discount amortization and amortization of basis, net:
Agency RMBS	$(30)	$(987)	$(3,053)
Agency CMBS	—	(636)	(2,327)
Non-Agency RMBS	(670)	(1,193)	(2,214)
Non-Agency CMBS	6,535	6,467	4,017
Residential Whole Loans	(9,775)	(5,339)	(3,790)
Residential Bridge Loans	(22)	(59)	(737)
Commercial loans	147	362	1,224
Securitized commercial loans	24,703	9,842	(1,944)
Other securities	(1,574)	(4,781)	(6,472)
Subtotal accretion and amortization	$19,314	$3,676	$(15,296)
Interest income	$164,071	$178,028	$217,264
Contractual interest income, net of amortization of basis on Agency and Non-Agency Interest-Only Strips, classified as derivatives(1):
Coupon interest income	$394	$1,324	$3,277
Amortization of basis	(300)	(1,096)	(2,688)
Subtotal	$94	$228	$589
Total adjusted interest income	$164,165	$178,256	$217,853

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

The following table reconciles the Effective Cost of Funds (Non-GAAP financial measure) with interest expense for the years ended December 31, 2021, December 31, 2020 and December 31, 2019:

	Year ended December 31, 2021		Year ended December 31, 2020		Year ended December 31, 2019
(dollars in thousands)	Reconciliation	Cost of Funds/Effective Borrowing Costs	Reconciliation	Cost of Funds/Effective Borrowing Costs	Reconciliation	Cost of Funds/Effective Borrowing Costs
Interest expense	$136,910	5.17%	$132,591	4.19%	$150,274	3.48%
Adjustments:
Interest expense on Securitized debt from consolidated VIEs	(87,635)	(6.31)%	(53,118)	(5.38)%	(30,312)	(4.15)%
Net interest (received) paid —interest rate swaps	(109)	—%	1,133	0.04%	(9,501)	(0.22)%
Effective Borrowing Costs	$49,166	3.90%	$80,606	3.70%	$110,461	3.07%
Weighted average borrowings	$1,259,264		$2,180,532		$3,594,020

Liquidity and Capital Resources
General
Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain our assets and operations, make distributions to our stockholders, and other general business needs.  To maintain our REIT qualifications under the Internal Revenue Code, we must distribute annually at least 90% of our taxable income, excluding capital gains and, such distributions requirements limit our ability to retain earnings and increase capital for operations. Our principal sources of funds generally consist of borrowings under repurchase agreements, Residential Whole Loan securitizations , payments of principal and interest we receive on our investment portfolio, cash generated from investment sales and, to the extent such transactions are entered into, proceeds from capital market and unsecured convertible note transactions.
We will continue to closely monitor developments related to COVID-19 as they relate to our liquidity position and financial obligations. We currently believe we have sufficient liquidity and capital resources available, for at least the next 12 months, to fund our operations, meet our financial obligations, purchase our target asset, and make dividend payments to maintain our REIT qualifications. As of December 31, 2021, we had access to various sources of liquidity, including $40.2 million of cash and cash equivalents, unencumbered investments, and unused borrowing capacity in certain borrowing facilities since the amount borrowed is less than the maximum advance rate.

Sources of Liquidity
Our primary sources of liquidity are as follows:
Cash Generated from Operations
For the year ended December 31, 2021, net cash provided by operating activities was approximately $2.1 million. This was primarily attributable to the net interest income on our investments, less operating expenses, and general and administrative expenses. For the year ended December 31, 2020, net cash used in operating activities was approximately $147.6 million. This was primarily attributable to the net loss on our investments net of adjustments pertaining to the amortization/accretion of premiums and discounts and other non-cash items less operating expenses, general and administrative expenses and margin settlements on our interest rate swaps. For the year ended December 31, 2019, net cash used in operating activities was by approximately $52.2 million. This was primarily attributable to the net income we earned on our investments net of adjustments pertaining to the amortization/accretion of premiums and discounts and other non-cash items less operating expenses, general and administrative expenses and margin settlements on our interest rate swaps.
Cash Provided by and Used in Investing Activities
For the year ended December 31, 2021, net cash provided by investing activities was approximately $512.7 million. The net cash provided by investing activity was primarily attributable to proceeds from payoffs in our commercial and residential whole loans and principal payments on our investments, which was partially offset by our investment acquisitions. For the year ended December 31, 2020, net cash provided by investing activities was approximately $2.7 billion. This was primarily attributable to proceeds from sales and receipts of principal payments on our investments, which were partially offset by our investment acquisitions. For the year ended December 31, 2019, net cash used in investing activities was approximately $478.5 million. This was primarily attributable to our investment acquisitions, including a consolidated CMBS VIE investment, which was partially offset by proceeds from sales and receipts of principal payments on our investments.
Cash Provided by and Used in Financing Activities
For the year ended December 31, 2021, net cash used in financing activities was approximately $582.0 million. This was primarily attributable to extinguishment of $137.3 million principal amount of the 2022 Notes, the repayments on securitized debt, and distribution of escrows related to consolidated VIEs and the payment of dividends on our common stock The proceeds from the issuance of the 2024 Notes partially offset the net cash used in financing activities. For the year ended December 31, 2020, net cash used in financing activity was approximately $2.5 billion. This was primarily attributable to net repayments of our repurchase agreement borrowings. Our net cash provided by financing activities was partially offset by dividends paid on our common stock. For the year ended December 31, 2019, net cash provided by financing activity was approximately $537.2 million. This was primarily attributable to net proceeds from financings during the year and a secondary public offering. Our net cash provided by financing activities was partially offset by dividends paid on our common stock.
Financing Facilities
Repurchase Agreements
As of December 31, 2021, we had borrowings under five of our master repurchase agreements of approximately $617.2 million. The following table presents our repurchase agreement borrowings, by type of collateral pledged, as of December 31, 2021 and December 31, 2020, and the respective effective cost of funds (Non-GAAP financial measure) for the years ended December 31, 2021 and December 31, 2020, respectively. See "Non-GAAP Financial Measures" (dollars in thousands):

Collateral	Borrowings Outstanding	Value of Collateral Pledged	Weighted Average Interest Rate end of period	Weighted Average Cost of Funds	Weighted Average Effective Cost of Funds (Non-GAAP) (1)	Weighted Average Haircut end of period
December 31, 2021
Agency RMBS, at fair value	$976	$1,172	1.02%	1.10%	1.10%	25.00%
Non-Agency RMBS, at fair value(2)	53,986	66,555	2.71%	3.10%	3.10%	39.29%
Non-Agency CMBS, at fair value(2)	59,802	107,624	2.14%	3.04%	3.04%	40.00%
Residential Whole Loans, at fair value(3)	397,970	453,447	2.31%	4.86%	4.86%	10.00%
Residential Bridge Loans(3)	4,368	5,207	2.61%	2.68%	2.68%	20.00%
Commercial loans, at fair value(3)	70,124	101,459	2.36%	2.62%	2.62%	29.73%
Membership interest	—	—	—%	3.02%	3.02%	—%
Other securities, at fair value	29,963	51,648	2.32%	2.78%	2.78%	37.05%
Interest rate swaps	n/a	n/a	n/a	n/a	(0.03)%	n/a
Total	$617,189	$787,112	2.30%	3.46%	3.43%	19.14%

December 31, 2020
Agency CMBS, at fair value	$—	$—	—%	2.21%	2.21%	—%
Agency RMBS, at fair value	1,418	1,708	1.34%	2.00%	2.00%	25.00%
Non-Agency RMBS, at fair value	14,643	25,382	5.23%	4.81%	4.81%	33.33%
Non-Agency CMBS, at fair value	77,080	152,275	4.83%	4.10%	4.10%	40.24%
Residential Whole Loans, at fair value(3)	60,024	97,566	4.61%	4.06%	4.06%	35.30%
Residential Bridge Loans(3)	11,254	12,960	2.73%	3.32%	3.32%	20.00%
Commercial loans, at fair value(3)	159,312	310,523	2.42%	3.14%	3.14%	36.39%
Membership interest(4)	18,844	33,690	2.90%	3.01%	3.01%	35.00%
Other securities, at fair value	16,271	48,754	5.12%	4.12%	4.12%	36.88%
Interest rate swaps	n/a	n/a	n/a	n/a	0.10%	n/a
Total	$358,846	$682,858	3.57%	3.18%	3.28%	36.21%

(1)The effective cost of funds for the period presented is calculated on an annualized basis and includes interest expense for the period and net periodic interest payments on interest rate swaps, net of premium amortization on MAC swaps, of approximately $109 thousand received and $1.1 million paid for the years ended December 31, 2021 and 2020, respectively. While interest rate swaps are not accounted for using hedge accounting, such instruments are viewed by us as an economic hedge against increases in interest rates on our liabilities and are treated as hedges for purposes of satisfying the REIT requirements. See "Non-GAAP Financial Measures."
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

In connection with our repurchase agreement financings and interest rate swaps, we may receive margin calls or make a margin call from our counterparties. Our ability to meet future margin calls will be affected by our ability to use cash, draw on the unused capacity existing on financing facilities or obtain financing from unpledged collateral, the amount of which can vary based on the market value of such collateral. Our cash position fluctuates based on the timing of our operating, investing, and financing activities and is managed based on our anticipated cash needs. In 2021, we met our margin calls, and the cash collateral related to margin calls held by counterparties on December 31, 2021, was approximately $3.2 million.

At-The-Market Program
    In March 2017, we entered into an equity distribution agreement with JMP Securities LLC, or "JMP", which was amended on June 5, 2020, under which we may offer and sell up to $100.0 million shares of common stock in an At-The-Market equity offering from time to time through JMP.

Contractual Obligations and Commitments
Our contractual obligations as of December 31, 2021 are as follows (dollars in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Borrowings under repurchase agreements	$617,189	$—	$—	$—	$617,189
Contractual interest on repurchase agreements	10,938	—	—	—	10,938
Convertible senior unsecured notes	37,670	86,250	—	—	123,920
Contractual interest on convertible senior unsecured notes	8,154	11,644	—	—	19,798
Securitized debt(2)	—	—	1,370,691	524,649	1,895,340
Contractual interest on securitized debt	71,922	143,843	73,682	375,736	665,183
Total	$745,873	$241,737	$1,444,373	$900,385	$3,332,368

(1)The table above does not include amounts due under the Management Agreement (as defined herein) with our Manager, as those obligations do not have fixed and determinable payments.
(2)The securitized debt is non-recourse to us and can only be settled with the loans that serve as collateral. The collateral for the securitized debt has a principal balance of $1.9 billion. Assumes entire outstanding principal balance at December 31, 2021 is paid at maturity.
Management Agreement
On May 9, 2012, we entered into a management agreement (the "Management Agreement") with our Manager which describes the services to be provided by our Manager and compensation for such services. Our Manager is responsible for managing our operations, including: (i) performing all of our day-to-day functions; (ii) determining investment criteria in conjunction with our Board of Directors; (iii) sourcing, analyzing and executing investments, asset sales and financings; (iv) performing asset management duties; and (v) performing financial and accounting management, subject to the direction and oversight of our Board of Directors. Pursuant to the terms of the Management Agreement, our Manager is paid a management fee equal to 1.50% per annum of our stockholders' equity, (as defined in the Management Agreement), calculated and payable (in cash) quarterly in arrears. The Manager waived the management fee for March 2020 through May 2020 because of the unprecedented market disruption and dislocation across fixed income markets surrounding the uncertainty related to COVID-19 pandemic. In December 2021, the Manager agreed to voluntarily waive 25% of its management fee solely for the duration of calendar year 2022 in order to support the earnings potential of the Company and its transition to a residential focused investment portfolio. Future waivers, if any, are at the Manager's discretion. Refer to Note 10 - "Related Party Transactions" to our Consolidated Financial Statements included in Item 8 included in this annual report on Form 10-K.
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
Dividends
To maintain our qualification as a REIT, U.S. federal income tax law generally requires that we distribute at least 90% of our REIT taxable income annually, determined without regard to the deduction for dividends paid and excluding net capital gains. We must pay tax at regular corporate rates to the extent that we annually distribute less than 100% of our taxable income.
We evaluate each quarter to determine our ability to pay dividends to our stockholders based on our net taxable income if and to the extent authorized by our Board of Directors.  Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service payments.  If our cash available for distribution is less than our net taxable income, we could be required to sell assets or borrow funds to make cash distributions or we may make a portion of the required distribution in the form of a taxable stock distribution.

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

As of December 31, 2021, three of the counterparties with which we had outstanding repurchase agreement borrowings held collateral which we posted as security for such borrowings in excess of 5% of our stockholders’ equity.  Prior to entering into a repurchase agreement with any particular institution, our Manager does a thorough review of such potential counterparty.  Such review, however, does not assure the creditworthiness of such counterparty nor that the financial wherewithal of the counterparty will not deteriorate in the future.

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

The sensitivity analysis table presented below shows the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments, including interest rate swaps, Interest-Only Strips, and net interest income at December 31, 2021, assuming a static portfolio of assets. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our Manager’s expectations. The analysis presented utilizes our Manager’s assumptions, models and estimates, which are based on our Manager’s judgment and experience.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+1.00%	(7.18)%	(0.72)%
+0.50%	(3.40)%	(0.37)%
-0.50%	4.13%	0.34%
-1.00%	7.93%	0.51%

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

Certain assumptions have been made in connection with the calculation of the information set forth in the table above and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes.  The base interest rate scenario assumes interest rates at December 31, 2021.  The analysis presented utilizes assumptions and estimates based on our Manager’s judgment and experience.  Furthermore, while we generally expect to retain such assets and the associated interest rate risk, future purchases and sales of assets could materially change our interest rate risk profile.

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

We enter into interest rate swaps to manage our interest rate risk. We are required to pledge cash or securities as collateral as part of a margin arrangement, calculated daily, in connection with the interest rate swaps. The amount of margin that we are required to post will vary and generally reflects collateral required to be posted with respect to interest rate swaps that are in an unrealized loss position to us and is generally based on a percentage of the aggregate notional amount of interest rate swaps per counterparty.  Margin calls could adversely affect our liquidity. Our inability to post adequate collateral for a margin call could result in a condition of default under our interest rate swap agreements, thereby resulting in liquidation of the collateral pledged by us, which may have a material adverse consequence on our business, financial position, results of operations and cash flows. Conversely, if our interest rate swaps are in an unrealized gain position, our counterparties to bilateral swaps are required to post collateral with us, under the same terms that we post collateral with them.  We at times enter into a MAC interest rate swap in which we receive or make a payment at the time of entering such interest rate swap to compensate for the out of the market nature of such interest rate swap.  Similar to all other interest rate swaps, MAC interest rate swaps are subject to the margin requirements previously described.

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

To the Board of Directors and Stockholders of Western Asset Mortgage Capital Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Western Asset Mortgage Capital Corporation and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes and the financial statement schedule as listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Valuation of Non-Qualified Residential Whole Loans

As described in Note 3 to the consolidated financial statements, the fair value of the Company’s Non-Qualified Residential Whole Loans (“Non-QM”) was $1.02 billion as of December 31, 2021. The Company’s valuation is based upon prices obtained from an independent third party pricing service that specializes in loan valuation, utilizing a discounted cash flow valuation model that is calibrated to recent loan trade execution. The valuation methodology incorporates commonly used market pricing methods, which include the inputs considered most significant to the determination of fair value of the Company's residential whole loans. The assumptions made by the independent third party pricing service include the market discount rate, default assumption, loss severity and prepayment speeds. Management reviews the analysis provided by pricing service as well as the key assumptions made available to the company.

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

Valuation of Commercial Loans

As described in Note 3 to the consolidated financial statements, the fair value of the Company’s commercial loans was $130.5 million as of December 31, 2021. The Company’s valuation is based upon prices received from an independent third party pricing service that specializes in loan valuation, utilizing a valuation model that is calibrated to recent loan trade execution. The valuation methodology incorporates commonly used market pricing methods, which include the inputs considered most significant to the determination of fair value of the Company's commercial loans. The assumptions made by the independent third party pricing service include the market discount rate, default assumption and loss severity. Management reviews the analysis provided by pricing service as well as the key assumptions.

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

/s/ PricewaterhouseCoopers LLP

Los Angeles, California March 7, 2022

We have served as the Company’s auditor since 2011.

	December 31, 2021	December 31, 2020
Assets:
Cash and cash equivalents	$40,193	$31,613
Restricted cash	260	76,132
Agency mortgage-backed securities, at fair value ($1,172 and $1,708 pledged as collateral, at fair value, respectively)	1,172	1,708
Non-Agency mortgage-backed securities, at fair value ($123,947 and $167,970 pledged as collateral, at fair value, respectively)	133,127	189,462
Other securities, at fair value ($51,648 and $48,754 pledged as collateral, at fair value, respectively)	51,648	48,754
Residential Whole Loans, at fair value ($1,023,502 and $1,008,782 pledged as collateral, at fair value, respectively)	1,023,502	1,008,782
Residential Bridge Loans ($5,428 and $12,813 at fair value and $5,207 and $12,960 pledged as collateral, respectively)	5,428	13,916
Securitized commercial loans, at fair value	1,355,808	1,605,335
Commercial Loans, at fair value ($101,459 and $310,523 pledged as collateral, at fair value, respectively)	130,572	310,523
Investment related receivable	22,133	30,576
Interest receivable	11,823	13,568
Due from counterparties	4,565	2,327
Derivative assets, at fair value	105	161
Other assets	45,364	3,152
Total Assets(1)	$2,825,700	$3,336,009
Liabilities and Stockholders' Equity:
Liabilities:
Repurchase agreements, net	$617,189	$356,923
Convertible senior unsecured notes, net	119,168	170,797
Securitized debt, net ($1,344,370 and $1,553,722 at fair value and $180,116 and $215,753 held by affiliates, respectively)	1,863,488	2,446,012
Interest payable (includes $699 and $784 on securitized debt held by affiliates, respectively)	10,272	12,006
Due to counterparties	—	321
Derivative liability, at fair value	602	656
Accounts payable and accrued expenses	4,842	2,686
Payable to affiliate	1,925	3,171
Dividend payable	3,623	3,649
Other liabilities	262	84,674
Total Liabilities(2)	2,621,371	3,080,895
Commitments and contingencies (Note 16)
Stockholders' Equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, and 60,380,105 and 60,812,701 outstanding, respectively	609	609
Preferred stock, $0.01 par value, 100,000,000 shares authorized and no shares outstanding	—	—
Treasury stock, at cost, 579,808 and 100,000 shares held, respectively	(1,665)	(578)
Additional paid-in capital	918,146	915,458
Retained earnings (accumulated deficit)	(723,981)	(660,377)
Total Stockholders' Equity	193,109	255,112
Non-controlling interest	11,220	2
Total Equity	204,329	255,114
Total Liabilities and Stockholders' Equity	$2,825,700	$3,336,009
See notes to consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands—except share and per share data)

	December 31, 2021	December 31, 2020
(1) Assets of consolidated VIEs included in the total assets above:
Cash and cash equivalents	$266	$—
Restricted cash	260	76,132
Residential Whole Loans, at fair value ($1,023,502 and $1,008,782 pledged as collateral, at fair value, respectively)	1,023,502	1,008,782
Residential Bridge Loans ($5,207 and $11,858 at fair value and $5,207 and $12,960 pledged as collateral, respectively)	5,207	12,960
Securitized commercial loans, at fair value	1,355,808	1,605,335
Commercial Loans, at fair value ($14,362 and $68,466 pledged as collateral, at fair value, respectively)	14,362	68,466
Investment related receivable	22,087	27,987
Interest receivable	10,572	10,936
Other assets	—	80
Total assets of consolidated VIEs	$2,432,064	$2,810,678
(2)Liabilities of consolidated VIEs included in the total liabilities above:

Securitized debt, net ($1,344,370 and $1,553,722 at fair value and $180,116 and $215,753 held by affiliates, respectively)	$1,863,488	$2,446,012
Interest payable (includes $699 and $784 on securitized debt held by affiliates, respectively)	6,480	7,882
Accounts payable and accrued expenses	78	89
Other liabilities	260	76,132
Total liabilities of consolidated VIEs	$1,870,306	$2,530,115
See notes to consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands—except share and per share data)
Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Statements of Operations
(in thousands—except share and per share data)

	For the years ended December 31,
	2021	2020	2019
Net Interest Income
Interest income	$164,071	$178,028	$217,264
Interest expense (includes $14,341, $8,877 and $5,674 on securitized debt held by affiliates, respectively)	136,910	132,591	150,274
Net Interest Income	27,161	45,437	66,990

Other Income (Loss)
Realized gain (loss), net	(10,927)	84,271	28,278
Other than temporary impairment	—	—	(8,574)
Unrealized gain (loss), net	(46,391)	(221,387)	107,529
Gain (loss) on derivative instruments, net	549	(197,703)	(103,727)
Other, net	490	339	2,204
Other Income (Loss)	(56,279)	(334,480)	25,710

Expenses
Management fee to affiliate	5,937	4,544	7,354
Financing fee	—	20,540	—
Other operating expenses	4,742	2,855	5,519
General and administrative expenses:
Compensation expense	2,571	2,787	2,591
Professional fees	3,890	4,878	3,980
Other general and administrative expenses	3,508	3,303	1,500
Total general and administrative expenses	9,969	10,968	8,071
Total Expenses	20,648	38,907	20,944

Income (loss) before income taxes	(49,766)	(327,950)	71,756
Income tax provision	99	396	1,057
Net income (loss)	(49,865)	(328,346)	70,699
Net income (loss) attributable to non-controlling interest	(912)	8	—
Net income (loss) attributable to common stockholders and participating securities	$(48,953)	$(328,354)	$70,699

Net income (loss) per Common Share — Basic	$(0.81)	$(5.72)	$1.37
Net income (loss) per Common Share — Diluted	$(0.81)	$(5.72)	$1.37
See notes to consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
(in thousands—except shares and share data)

	Common Stock Outstanding		Additional Paid-In Capital	Retained Earnings (Accumulated) Deficit	Treasury Stock	Total Stockholders' Equity	Non-Controlling Interest	Total Equity
	Shares	Par
Balance at December 31, 2018	48,116,379	$481	$833,810	$(331,282)	$—	$503,009	$—	$503,009
Net proceeds from public offerings of common stock	5,299,497	53	52,661	—	—	52,714	—	52,714
Offering costs	—	—	(430)	—	—	(430)	—	(430)
Grants of restricted stock	108,000	1	(1)	—	—	—	—	—
Vesting of restricted stock	—	—	564	—	—	564	—	564
Equity component of convertible senior unsecured notes	—	—	2,445	—	—	2,445	—	2,445
Net income	—	—	—	70,699	—	70,699	—	70,699
Dividends on common stock	—	—	178	(64,718)	—	(64,540)	—	(64,540)
Balance at December 31, 2019	53,523,876	535	889,227	(325,301)	—	564,461	—	564,461
Net proceeds from public offerings of common stock	6,034,741	60	22,297	—	—	22,357	—	22,357
Offering costs	—	—	(371)	—	—	(371)	—	(371)
Proceeds from non-controlling interest, net of offering costs	—	—	—	—	—	—	2	2
Exchange of convertible senior notes	1,354,084	14	3,574	—	—	3,588	—	3,588
Vesting of restricted stock	—	—	699	—	—	699	—	699
Treasury Stock	(100,000)	—	—	—	(578)	(578)	—	(578)
Net loss	—	—	—	(328,354)	—	(328,354)	8	(328,346)
Dividends declared on non-controlling interest	—	—	—	—	—	—	(8)	(8)
Dividends on common stock	—	—	32	(6,722)	—	(6,690)	—	(6,690)
Balance at December 31, 2020	60,812,701	609	915,458	(660,377)	(578)	255,112	2	255,114
Equity contributions	—	—	—	—	—	—	12,138	12,138
Equity component of convertible senior unsecured notes	—	—	2,060	—	—	2,060	—	2,060
Exchange of phantom stock to common stock	47,212	—	—	—	—	—	—	—
Offering costs	—	—	(70)	—	—	(70)	—	(70)
Vesting of restricted stock	—	—	619	—	—	619	—	619
Treasury stock	(479,808)	—	—	—	(1,087)	(1,087)	—	(1,087)
Net loss	—	—	—	(48,953)	—	(48,953)	(912)	(49,865)
Dividends declared on non-controlling interest	—	—	—	—	—	—	(8)	(8)
Dividends declared on common stock	—	—	79	(14,651)	—	(14,572)	—	(14,572)
Balance at December 31, 2021	60,380,105	$609	$918,146	$(723,981)	$(1,665)	$193,109	$11,220	$204,329

See notes to consolidated financial statements.

	For the year ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$(49,865)	$(328,346)	$70,699
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Premium amortization and (discount accretion), net	1,540	5,141	7,398
Interest income earned added to principal of investments	(485)	(829)	—
Amortization of deferred financing costs	5,445	3,577	1,488
Amortization of discount on convertible senior unsecured notes	944	1,097	718
Restricted stock amortization	618	699	564
Interest payments and basis recovered on MAC interest rate swaps	—	202	5,772
Premium on purchase of Residential Whole Loans	(17,058)	(3,858)	(15,304)
Premium on purchase of securitized commercial loans	—	—	(3,769)
Financing fee	8,540	12,000	—
Unrealized (gain) loss, net	46,391	221,387	(107,529)
Unrealized (gain) loss on derivative instruments, net	208	3,953	(9,390)
Other than temporary impairment	—	—	8,574
Realized (gain) loss on exchange and extinguishment of convertible senior notes, net	1,509	(3,644)	—
Realized (gain) loss on sale of real estate owned ("REO"), net	(54)	789	90
Realized (gain) loss on investments, net	9,472	(81,416)	(28,368)
Loss on derivatives, net	—	13,134	9,631
Changes in operating assets and liabilities:
Interest receivable	1,399	5,845	2,546
Invested related receivable	2,546	(2,544)	—
Other assets	339	(905)	1,157
Interest payable	(1,734)	(2,995)	6,469
Accounts payable and accrued expenses	2,095	(499)	(519)
Payable to affiliate	(1,246)	1,023	(2,467)
Other liabilities	(8,539)	8,541	—
Net cash provided by (used in) operating activities	2,065	(147,648)	(52,240)
Cash flows from investing activities:
Purchase of securities	—	(320,996)	(1,581,485)
Proceeds from sale of securities	27,488	2,234,048	1,136,617
Principal repayments and basis recovered on securities	16,704	35,352	126,091
Proceeds from sale of REO	738	2,620	1,033
Purchase of Residential Whole Loans	(410,790)	(109,480)	(563,821)
Proceeds from sale of Residential Whole Loans	—	144,258	—
Principal repayments on Residential Whole Loans	411,605	288,568	254,125
Purchase of commercial loans	—	—	(350,232)
Principal repayments on commercial loans	103,284	44,819	197,245
Purchase of securitized commercial loans	—	—	(1,109,461)
Principal repayments on securitized commercial loans	354,203	349,608	1,214,688
Principal repayments on Residential Bridge Loans	9,374	22,075	211,316
Payment of premium for option derivatives	—	—	(780)

Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	For the year ended December 31,
	2021	2020	2019
Premium received from option derivatives	—	—	2,158
Premium for credit default swaps, net	—	(14,028)	3,885
Net settlements of TBAs	—	(2,430)	1,934
Proceeds from (Payments on) termination of futures, net	—	—	(12,862)
Due from counterparties, net	50	2,340	(2,850)
Interest payments and basis recovered on MAC interest rate swaps	—	(202)	(5,772)
Premium for interest rate swaptions, net	—	80	(332)
Net cash provided by (used in) investing activities	512,656	2,676,632	(478,503)

Cash flows from financing activities:
Net proceeds from issuance of common stock	—	22,357	52,714
Payment of offering costs	(92)	(374)	(580)
Repurchase of common stock	(1,087)	(578)	—
Proceeds from repurchase agreement borrowings	4,592,689	10,020,593	21,381,571
Proceeds from convertible note offering	86,250	—	90,625
Payments on extinguishment of convertible senior notes	(136,754)	(21,975)	—
Proceeds from offering to non-controlling interest, net of offering costs	—	2	—
Repayments of repurchase agreement borrowings	(4,334,346)	(12,486,624)	(21,375,531)
Proceeds from securitized debt	—	460,787	1,828,361
Repayments of securitized debt	(683,472)	(579,705)	(1,292,141)
Financing fee	(8,540)	(12,000)	—
Payments made for deferred financing costs	(3,573)	(5,437)	(8,522)
Due from counterparties, net	(2,288)	94,280	(56,474)
Due to counterparties, net	(321)	(388)	(17,072)
Increase (decrease) in other liabilities, net	(75,873)	23,185	(2,860)
Dividends paid on common stock	(14,598)	(19,633)	(62,864)
Dividends paid to non-controlling interest	(8)	(8)	—
Net cash (used in) provided by financing activities	(582,013)	(2,505,518)	537,227
Net (decrease) increase in cash and cash equivalents	(67,292)	23,466	6,484
Cash, cash equivalents and restricted cash, beginning of period	107,745	84,279	77,795
Cash, cash equivalents and restricted cash, end of period	$40,453	$107,745	$84,279

Supplemental disclosure of operating cash flow information:
Interest paid	$110,707	$119,957	$144,987
Income taxes paid	$192	$810	$549
Supplemental disclosure of non-cash financing/investing activities:
Underwriting and offering costs payable	$2	$—	$27
Principal payments of securities, not settled	$—	$44	$—
Assets of deconsolidated VIE	$—	$(150,804)	$—
Liabilities of deconsolidated VIE	$—	$143,952	$—
Mortgage-backed securities recorded upon deconsolidation	$—	$6,852	$—
Assets of consolidated VIE	$—	$1,245,287	$—
See notes to consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(in thousands)

	For the year ended December 31,
	2021	2020	2019
Liabilities of consolidated VIE	$—	$(1,231,549)	$—
Mortgage-backed securities derecognized upon VIE consolidation	$—	$(13,737)	$—
Dividends and distributions declared, not paid	$3,623	$3,649	$16,592
Principal payments of Residential Whole Loans, not settled	$21,970	$26,885	$17,254
Principal payments of Residential Bridge Loans, not settled	$163	$1,102	$1,949
Other assets - Transfer of Bridge Loans to REO	$752	$419	5,029
Other assets - Transfer of Commercial Loans to REO	$30,345	$—	$—
Other assets - Transfer of REO from non-controlling interest	$12,138	$—	$—
Proceeds from sale of REO, not settled	$—	$—	$728
Financing fee payable	$—	$(8,540)	$—
Exchange of convertible senior notes for commons stock	$—	$3,588	$—

Reconciliation of cash, cash equivalents and restricted cash reported in the Consolidated Balance Sheets:
Cash and cash equivalents	$40,193	$31,613	$31,331
Restricted cash	260	76,132	52,948
Total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$40,453	$107,745	$84,279

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

Note 1—Organization
Western Asset Mortgage Capital Corporation, a Delaware corporation, and its subsidiaries (the “Company”), commenced operations in May 2012. The Company invests in, finances and manages a diversified portfolio of real estate related securities, Whole Loans and other financial assets.  The Company’s current portfolio is comprised of Non-QM loans, Commercial Loans, Non-Agency CMBS and to a lesser extent Agency RMBS, Non-Agency RMBS, Residential Bridge Loans, GSE Risk Transfer Securities and asset-backed securities (“ABS”) secured by a portfolio of private student loans.  The Company’s investment strategy is based on Western Asset Management Company, LLC’s (the “Manager”) perspective of which mix of portfolio assets it believes provides the Company with the best risk-reward opportunities at any given time. The Company's current investment strategy will focus on residential real estate related investments, including but not limited to non-qualified mortgage loans, non-agency RMBS, and other related investments. The Manager will vary the allocation among these asset classes subject to maintaining the Company’s qualification as a REIT and maintaining its exemption from the Investment Company Act of 1940, as amended (the “1940 Act”).  These restrictions limit the Company’s ability to invest in non-qualifying MBS, non-real estate assets and/or assets which are not secured by real estate.  Accordingly, the Company’s portfolio will continue to be principally invested in qualifying MBS, Whole Loans and other real estate related assets.

The Company is externally managed by the Manager, an investment advisor registered with the Securities and Exchange Commission (“SEC”).  The Manager is a wholly-owned subsidiary of Franklin Resources, Inc. (“Franklin”). The Company operates and has elected to be taxed as a real estate investment trust or “REIT” commencing with its taxable year ended December 31, 2012.

Note 2—Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
    The accompanying financial statements and related notes have been prepared in conformity with generally accepted accounting principles in the United States of America ("GAAP"). The consolidated financial statements include the accounts of the Company, its wholly-owned and majority owned subsidiaries and VIEs in which it is considered the primary beneficiary. All intercompany amounts between the Company and its subsidiaries and consolidated VIEs have been eliminated in consolidation.
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

Impact of the COVID-19 Pandemic

The global impact of the COVID-19 pandemic continues to evolve rapidly. Beginning with the quarter ended March 31, 2020, the COVID-19 pandemic, created extensive disruptions to the global economy and the lives of individuals throughout the world. Governments and businesses took unprecedented actions to contain the spread of COVID-19 and to mitigate its effects, including vaccination efforts, face covering mandates, quarantines, travel bans, shelter-in-place orders, closures of businesses and schools, fiscal stimulus, and legislation designed to deliver monetary aid and other relief. With the roll out of the vaccines and the decline in COVID-19 cases many of these restrictions were lifted in 2021. While the overall economy is showing signs of recovery from the initial impacts of COVID-19, workforce shortages, global supply chain bottlenecks and shortages, inflation, as well as COVID-19 variants are impacting the pace of recovery. The extent of the future effects of COVID-19 on our business, results of operations, cash flows, and growth prospects is highly uncertain and will ultimately depend on future COVID-19 developments, none of which can be predicted with any certainty.

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

Credit Loss on Investments

The Company’s loan investments are typically collateralized by real estate. As a result, the Company regularly evaluates the extent and impact of any credit migration associated with the performance and or value of the underlying collateral property as well as the financial and operating capability of the borrower on a loan by loan basis. On a quarterly basis, the Company evaluates the collectability of both interest and principal of each loan, if circumstances warrant, to determine whether such loan is impaired. A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms.

The Company elected the Fair Value Option for all of its investments and accordingly it does not apply the expected loss model in accordance with ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("CECL") instead the Company records changes in fair value of these investment in the Consolidated Statements of Operations as a component of "Unrealized gain (loss), net."

For the Company's investment in mortgage-backed securities and other securities the impact of CECL guidance is limited to the calculation of the effective yield and on these investments.

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

For the purposes of calculating interest income, to ensure that a projected credit loss of a security does not impact the effective yield and interest income the Company maintains a “shadow allowance” account. The Company uses the shadow allowance to create a management basis. The management basis which is the difference between the net present value of projected cash flows less shadow allowance amount. The shadow allowance and the management basis are operational accounts that are used solely for the purposes of determining and calculating accretable yield and accretable book value and are not recorded in the Company's consolidated financial statements. The management basis is limited to a fair market value of the investment. Actual realized loss on a security is recorded as a reduction in both the management basis and the amortized cost basis. Interest income is computed using the amortized basis as the reference amount and applying the yield calculated using management basis.

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

The Company accounts for variation margins as partial settlement of the respective derivative asset or liability that will result in realized gains or losses on the derivative contract in the Consolidated Statement of Operation. The cash payments for variation margin are included in operating activities in the Consolidated Statements of Cash Flows.

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

Share-based Compensation

Compensation cost related to restricted common stock or restricted stock units ("RSUs") issued to the Company’s independent directors, including any restricted stock which is subject to a deferred compensation program, is measured at its fair value at the grant date and amortized into expense over the service period on a straight-line basis. Compensation cost related to restricted common stock issued to the Manager and to employees of the Manager, including officers and certain directors, of the Company who are employees of the Manager and its affiliates, is initially measured at fair value at the grant date, and amortized into expense over the vesting period on a straight-line basis.

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

From time to time the Company may create and elect to treat certain subsidiaries as Taxable REIT Subsidiaries ("TRS"). In general, a TRS may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business. A domestic TRS is subject to U.S. federal, state and local corporate income taxes, and its value, along with all other TRS's, may not exceed 20% of the value of the Company. If the TRS generates net income it may declare dividends to the Company, which will be included in the Company’s taxable income and necessitate a distribution to its stockholders. Conversely, if the Company retains earnings at the TRS level, no distribution is required and it can increase book equity of the consolidated entity. As of December 31, 2021, the Company has a single wholly-owned subsidiary which it has elected to treat as a domestic TRS.

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

Comprehensive Income (Loss)

The Company has none of the components of comprehensive income (loss) and therefore comprehensive income (loss) is not presented.

Recently adopted accounting pronouncements

Description	Adoption Date	Effect on Financial Statements

In January 2020, the FASB issued ASU 2020-01, “Investments-Equity Securities (Topic 321), Investment-Equity Method and Joint Ventures (Topic 323, and Derivatives and Hedging (Topic 815).” The amendments in this update clarified the interaction of the accounting for equity securities under Topic 321 and investments accounted for under the equity method of accounting in Topic 323 and the accounting for certain forward contracts and purchase options accounted for under Topic 815.	January 1, 2021	The adoption of this standard did not have a material impact on the consolidated financial statements.

Recently issued accounting pronouncements

Description	Effective Date	Effect on Financial Statements
In August 2020, the FASB issued ASU 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40).” The amendments in this Update affect entities that issue convertible instruments and/or contracts in an entity’s own equity. For convertible instruments, the instruments primarily affected are those issued with beneficial conversion features or cash conversion features because the accounting models for those specific features are removed.	January 1, 2022.	The Company evaluated the impact this standard may have on its consolidated financial statements and does not believe it will have a material impact on its financial statements due to the limited nature of such transactions.

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The amendments in this update provided optional expedients and exceptions for applying generally accepted accounting principles (GAAP) to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this Update apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU 2021-01, "Reference Rate Reform (Topic 848)." The amendments in this Update clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition.	March 12, 2020 through December 31, 2022	The Company may elect to adopt the amendments in ASU 2020-04 and ASU 2021-1 at any time after March 12, 2020 but not later than December 31, 2022. Currently, the Company's contracts that are referenced to LIBOR have not been affected by the amendments in these updates. The Company is in the process of evaluating the guidance and the other optional expedients, and the effect on the company's financial statements has not yet been determined.

Note 3—Fair Value of Financial Instruments
The following tables present the Company's financial instruments carried at fair value as of December 31, 2021 and December 31, 2020, based upon the valuation hierarchy (dollars in thousands):

	December 31, 2021
	Fair Value
Assets	Level I	Level II	Level III	Total
Agency RMBS Interest-Only Strips	$—	$—	$114	$114
Agency RMBS Interest-Only Strips accounted for as derivatives, included in MBS	—	—	1,058	1,058
Subtotal Agency MBS	—	—	1,172	1,172

Non-Agency CMBS	—	99,630	5,728	105,358
Non-Agency RMBS	—	25,652	—	25,652
Non-Agency RMBS Interest-Only Strips	—	—	2,117	2,117
Subtotal Non-Agency MBS	—	125,282	7,845	133,127

Other securities	—	51,648	—	51,648
Total mortgage-backed securities and other securities	—	176,930	9,017	185,947

Residential Whole Loans	—	—	1,023,502	1,023,502
Residential Bridge Loans	—	—	5,428	5,428
Commercial loans	—	—	130,572	130,572
Securitized commercial loans	—	—	1,355,808	1,355,808
Derivative assets	—	105	—	105
Total Assets	$—	$177,035	$2,524,327	$2,701,362

Liabilities
Derivative liabilities	$—	$602	$—	$602
Securitized debt	—	1,329,451	14,919	1,344,370
Total Liabilities	$—	$1,330,053	$14,919	$1,344,972

	December 31, 2020
	Fair Value
Assets	Level I	Level II	Level III	Total
Agency RMBS Interest-Only Strips	$—	$—	$143	$143
Agency RMBS Interest-Only Strips accounted for as derivatives, included in MBS	—	—	1,565	1,565
Subtotal Agency MBS	—	—	1,708	1,708

Non-Agency CMBS	—	155,093	8,988	164,081
Non-Agency RMBS	—	—	21,416	21,416
Non-Agency RMBS Interest-Only Strips	—	—	3,965	3,965
Subtotal Non-Agency MBS	—	155,093	34,369	189,462

Other securities	—	40,161	8,593	48,754
Total mortgage-backed securities and other securities	—	195,254	44,670	239,924

Residential Whole Loans	—	—	1,008,782	1,008,782
Residential Bridge Loans		—	12,813	12,813
Commercial loans	—	—	310,523	310,523
Securitized commercial loan	—	—	1,605,335	1,605,335
Derivative assets	—	161	—	161
Total Assets	$—	$195,415	$2,982,123	$3,177,538

Liabilities
Derivative liabilities	$—	$656	$—	$656
Securitized debt	—	1,538,304	15,418	1,553,722
Total Liabilities	$—	$1,538,960	$15,418	$1,554,378
When available, the Company uses quoted market prices to determine the fair value of an asset or liability. If quoted market prices are not available, the Company will use independent pricing services and if the independent pricing service cannot price a particular asset or liability, the Company will obtain third party broker quotes. The Manager's pricing group, which functions independently from its portfolio management personnel, reviews the third-party broker quotes by comparing the broker quotes for reasonableness to alternate sources when available. If independent pricing services or third-party broker quotes are not available, the Company determines the fair value of the securities using valuation techniques that use, when possible, current market-based or independently sourced market parameters, such as interest rates and when applicable, estimates of prepayments and credit losses.
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

    Values for the Company's securities are based upon prices obtained from independent third-party pricing services. The valuation methodology of the third-party pricing services incorporates market information and commonly used market pricing methods, which include actual trades and quoted prices for similar or identical instruments, and are designed to produce a pricing process that is responsive to market conditions. Depending on the type of asset and the underlying collateral, the primary inputs to the model include yields for TBAs, Agency RMBS, the U.S. Treasury market and floating rate indices such as LIBOR, the Constant Maturity Treasury rate and the prime rate as a benchmark yield. In addition, the model may incorporate the current weighted average maturity and additional pool level information such as prepayment speeds, default frequencies and default severities, if applicable. When the third-party pricing service cannot adequately price a particular security, the Company utilizes a broker's quote which is reviewed for reasonableness by the Manager's pricing group.
Residential Whole Loans and Residential Bridge Loans
    Values for the Company's Residential Whole Loans and Bridge Loans are based upon prices obtained from an independent third-party pricing service that specializes in loan valuation, utilizing a discounted cash flow valuation model that is calibrated to recent loan trade execution. Their valuation methodology incorporates commonly used market pricing methods, which include the inputs considered most significant to the determination of fair value of the Company's Residential Whole Loans and Residential Bridge Loans. The key loan inputs include loan balance, interest rate, loan to value, delinquencies and fair value of the collateral for collateral dependent loans. The assumption made by the independent third-party pricing service includes the market discount rate, default assumptions and loss severity. Other inputs and assumptions relevant to the pricing of Residential Whole Loans include FICO scores and prepayment speeds.
The independent third-party pricing service used a combination of recent loan trades and recent residential whole loans securitization transactions adjusted for deal cost and liquidity premium, to form their opinion on the appropriate discount rate.
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
Commercial Loans
    Values for the Company's Commercial Loans are based upon prices obtained from an independent third-party pricing service that specializes in loan valuation, utilizing a valuation model that is calibrated to recent loan trade execution. Their valuation methodology incorporates commonly used market pricing methods, which include the inputs considered most significant to the determination of fair value of the Company's Commercial Loans. The assumptions made by the independent third-party pricing vendor include a market discount rate, default assumption, loss severity, cash flows and probability weighted loss scenarios. The Company reviews the analysis provided by the pricing service as well as the key assumptions. Due to the inherent uncertainty of such valuation, the fair values established for Commercial Loans held by the Company may differ from the fair values that would have been established if a readily available market existed for these loans. Accordingly, the Company's Commercial Loans are classified as a Level III.
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
Securitized debt
    Values for the Company's securitized debt that the Company elected the fair value option are based upon prices obtained from independent third-party pricing services. The valuation methodology of the third-party pricing services incorporates market information and commonly used market pricing methods, which include actual trades and quoted prices for similar or identical instruments. In determining the proper fair value hierarchy or level, the Company considers the amount of available observable market data for each security. Since the securitized debt represents traded debt securities, the Manager's pricing team reviews the trade activity during the quarter for each security to determine the appropriate level within the fair value hierarchy. If there is sufficient trade data above a predetermined volume threshold, the Manager determines it has sufficient observable market data and the debt security will be categorized as a Level II. If there is not sufficient observable market data the debt security will be categorized as a Level III.

Derivatives
    Values for the Company's derivatives are based upon prices from third-party pricing services, whose pricing is subject to review by the Manager's pricing committee. In valuing its over-the-counter interest rate derivatives, such as swaps and swaptions, its currency derivatives, such as swaps and forwards and credit derivatives such as total return swaps, the Company considers the creditworthiness of both the Company and its counterparties, along with collateral provisions contained in each derivative agreement, from the perspective of both the Company and its counterparties. No credit valuation adjustment was made in determining the fair value of interest rate derivatives and/or futures contracts for the years ended December 31, 2021 and December 31, 2020.
Third-Party Pricing Data Review
    The Company performs quarterly reviews of the independent third-party pricing data. These reviews may include a review of the valuation methodology used by third-party valuation specialists and review of the daily change in the prices provided by the independent pricing vendor which exceed established tolerances or comparisons to executed transaction prices, utilizing the Manager's pricing group. The Manager's pricing group, which functions independently from its portfolio management personnel, reviews the price differences or changes in price by comparing the vendor price to alternate sources including other independent pricing services or broker quotations. If the price change or difference cannot be corroborated, the Manager's pricing group consults with the portfolio management team for market color in reviewing such pricing data as warranted. To the extent that the Manager has information, typically in the form of broker quotations that would indicate that a price received from the independent pricing service is outside of a tolerance range, the Manager generally challenges the independent pricing service price.
The following tables present a summary of the available quantitative information about the significant unobservable inputs used in the fair value measurement of financial instruments for which the Company has utilized Level III inputs to determine fair value as of December 31, 2021 and December 31, 2020 (dollars in thousands).

	Fair Value at			Range
	December 31, 2021	Valuation Technique	Unobservable Input	Minimum	Maximum		Weighted Average
Residential Whole-Loans	$1,023,502	Discounted Cash Flow	Market Discount Rate	2.6%	7.5%		3.5%
			Weighted Average Life	1.4	8.9		3.1
Residential Bridge Loans	$5,428	Discounted Cash Flow	Market Discount Rate	9.8%	23.1%	(1)	17.2%
			Weighted Average Life	0.3	3.6		2.4
Commercial Loans	$130,572	Discounted Cash Flow	Market Discount Rate	4.5%	21.7%		9.3%
			Weighted Average Life	0.5	2.8		1.2

	Fair Value at			Range
	December 31, 2020	Valuation Technique	Unobservable Input	Minimum	Maximum		Weighted Average
Residential Whole-Loans	$1,008,782	Discounted Cash Flow	Market Discount Rate	2.1%	7.5%		4.1%
			Weighted Average Life	1.5	8.4		2.9
Residential Bridge Loans	$12,813	Discounted Cash Flow	Market Discount Rate	8.0%	35.2%	(1)	18.0%
			Weighted Average Life	0.3	2.6		1.3
Commercial Loans:	$310,523	Discounted Cash Flow	Market Discount Rate	6.3%	18.4%		10.5%
			Weighted Average Life	0.5	1.9		0.7

(1)     Yield to maturity is the total return on the loan expressed as an annual rate. Delinquent Bridge Loans that are nearing maturity and with fair value that is significantly less than the principal amount have a higher discount rate or yield to maturity.

    The following tables present additional information about the Company's financial instruments which are measured at fair value on a recurring basis for which the Company has utilized Level III inputs to determine fair value (dollars in thousands) :

	Year ended December 31, 2021
	Agency MBS	Non-Agency MBS	Other Securities	Residential Whole Loans	Residential Bridge Loans	Commercial Loans	Securitized Commercial Loans	Securitized Debt
Beginning balance	$1,708	$34,369	$8,593	$1,008,782	$12,813	$310,523	$1,605,335	$15,418
Transfers into Level III from Level II	—	5,683	—	—	—	—	—	—
Transfers from Level III into Level II	—	(32,471)	(10,306)	—	—	—	—	—
Purchases	—	—	—	422,041	—	—	—	—
Transfers to REO	—	—	—	—	(752)	(30,000)	—	—
Loan modifications / capitalized interest	—	—	—	486	—	—	—	—
Principal repayments	—	(256)	—	(401,075)	(7,312)	(103,285)	(354,202)	—
Total net gains/losses included in net income
Realized gains/(losses), net on assets	—	—	—	—	(206)	—	—	—
Unrealized gains/(losses), net on assets(1)	(206)	698	1,657	2,354	907	(46,813)	79,972	—
Unrealized (gains)/losses, net on liabilities(2)	—	—	—	—	—	—	—	4,056
Premium and discount amortization, net	(330)	(178)	56	(9,086)	(22)	147	24,703	(4,555)
Ending balance	$1,172	$7,845	$—	$1,023,502	$5,428	$130,572	$1,355,808	$14,919

Unrealized gains/(losses), net on assets held at the end of the period(1)	$(206)	$(1,173)	$—	$5,795	$149	$(50,034)	$64,973	$—
Unrealized gains/(losses), net on liabilities held at the end of the period(2)	$—	$—	$—	$—	$—	$—	$—	$(3,603)

	Year ended December 31, 2020
	Agency MBS	Non-Agency MBS	Other Securities	Residential Whole Loans	Residential Bridge Loans	Commercial Loans	Securitized Commercial Loans	Securitized Debt
Beginning balance	$15,915	$45,814	$17,196	$1,375,860	$33,269	$370,213	$909,040	$1,057
Transfers into Level III from Level II	—	—	—	—	—	—	—	—
Transfers from Level III into Level II	—	—	(6,482)	—	—	—	—	—
Purchases	—	—	—	92,822	—	—	—	—
Sales and settlements	(11,529)	(12,658)	—	(144,259)	—	—	—	—
Transfers to REO	—	—	—	—	(419)	—	—	—
VIE consolidation	—	—	—	—	—	—	1,245,287	17,960
VIE deconsolidation	—	6,852	—	—	—	—	(150,804)	—
Loan modifications / capitalized interest	—	—	—	779	—	49	—	—
Principal repayments	—	(710)	(154)	(278,316)	(19,105)	(44,819)	(349,609)	—
Total net gains / (losses) included in net income
Realized gains/(losses), net on assets	1,528	(60)	—	(10,511)	(373)	—	—	—
Unrealized gains/(losses), net on assets(1)	(2,609)	(4,013)	(1,949)	(23,094)	(499)	(15,282)	(58,421)	—
Unrealized (gains)/losses, net on liabilities(2)	—	—	—	—	—	—	—	(887)
Premium and discount amortization, net	(1,597)	(856)	(18)	(4,499)	(60)	362	9,842	(2,712)
Ending balance	$1,708	$34,369	$8,593	$1,008,782	$12,813	$310,523	$1,605,335	$15,418

Unrealized gains/(losses), net on assets held at the end of the period(1)	$(616)	$(3,783)	$(599)	$(14,807)	$(881)	$(15,282)	$746	$—
Unrealized gains/(losses), net on liabilities held at the end of the period(2)	$—	$—	$—	$—	$—	$—	$—	$887

(1)Gains and losses are included in "Unrealized gain (loss), net" in the Consolidated Statements of Operations.
(2)Gains and losses on securitized debt are included in "Unrealized gain (loss), net" in the Consolidated Statements of Operations.

    Transfers between hierarchy levels for the years ended December 31, 2021 and December 31, 2020 were based on the availability of sufficient observable inputs. Movements from Level II to Level III was based on the back-testing of historical sales transactions performed by the Manager, which did not provide sufficient observable data to meet Level II versus Level III criteria, resulting in the movement from Level II to Level III. Movements from Level III to Level II was based on information received from a third party pricing service which, along with the back-testing of historical sales transactions performed by the Manager, provided the sufficient observable data for the movement from Level III to Level II. The Company did not have transfers between either Level I and Level II or Level I and Level III for the years ended December 31, 2021 and December 31, 2020.
Other Fair Value Disclosures
    The Company's repurchase agreement borrowings, convertible senior unsecured notes and securitized debt are not carried at fair value in the consolidated financial statements. The following table presents the carrying value and estimated fair value of the Company’s financial instruments that are not carried at fair value, as of December 31, 2021 and December 31, 2020, in the consolidated financial statements (dollars in thousands):

	December 31, 2021		December 31, 2020
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets
Residential Bridge Loans	N/A	N/A	$1,103	$1,095
Total	$—	$—	$1,103	$1,095

Liabilities
Borrowings under repurchase agreements	$617,189	$617,794	$356,923	$359,799
Convertible senior unsecured notes	119,168	122,133	170,797	155,129
Securitized debt(1)	524,649	528,046	899,207	922,362
Total	$1,261,006	$1,267,973	$1,426,927	$1,437,290

(1) For the year ended December 31, 2021, the remianing nine residential bridge loans left in the portfolio were all carried at fair value.
(2) Carrying value excludes $5.5 million and $6.9 million of deferred financing costs as of December 31, 2021 and December 31, 2020, respectively.

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

Securitized debt

Values for the Company's securitized debt, related to the securitization of a portion of its Residential Whole Loans, are based upon prices obtained from independent third party pricing services. The valuation methodology of the third party pricing services incorporates market information and commonly used market pricing methods, which include actual trades and quoted prices for similar or identical instruments. In determining the proper fair value hierarchy or level, the Company considers the amount of available observable market data for each security. Since the securitized debt represents traded debt securities, the Manager's pricing team reviews the trade activity during the quarter for each security to determine the appropriate level within the fair value hierarchy. If there is sufficient trade data above a predetermined threshold, the Manager determines it has sufficient observable market data and the debt security will be categorized as a Level II. If there is not sufficient observable market data the debt security will be categorized as a Level III. At December 31, 2021, there was not sufficient observable market data for the debt to be classified as a Level II, accordingly it was classified as a Level III.

Note 4 - Mortgage-Backed Securities and other securities
    The following tables present certain information about the Company's investment portfolio at December 31, 2021 and December 31, 2020 (dollars in thousands):

	December 31, 2021
	Principal Balance	Unamortized Premium (Discount), net	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Net Weighted Average Coupon(4)
Agency RMBS Interest-Only Strips(1)	N/A	N/A	$59	$55	$—	$114	1.3%
Agency RMBS Interest-Only Strips, accounted for as derivatives(1)(2)	N/A	N/A	N/A	N/A	N/A	1,058	1.3%
Total Agency MBS	—	—	59	55	—	1,172	1.3%

Non-Agency RMBS	36,147	(13,936)	22,211	3,476	(35)	25,652	4.3%
Non-Agency RMBS Interest- Only Strips(1)	N/A	N/A	5,608	—	(3,491)	2,117	0.3%
Subtotal Non-Agency RMBS	36,147	(13,936)	27,819	3,476	(3,526)	27,769	1.0%
Non-Agency CMBS	179,619	(13,088)	166,531	1,543	(62,716)	105,358	5.4%
Total Non-Agency MBS	215,766	(27,024)	194,350	5,019	(66,242)	133,127	3.0%

Other securities(3)	51,159	(8,229)	47,652	4,209	(213)	51,648	5.6%
Total	$266,925	$(35,253)	$242,061	$9,283	$(66,455)	$185,947	3.2%

	December 31, 2020
	Principal Balance	Unamortized Premium (Discount), net	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Net Weighted Average Coupon(4)
Agency RMBS Interest-Only Strips(1)	N/A	N/A	$89	$54	$—	$143	2.1%
Agency RMBS Interest-Only Strips, accounted for as derivatives(1)(2)	N/A	N/A	N/A	N/A	N/A	1,565	2.6%
Total Agency MBS	—	—	89	54	—	1,708	2.5%

Non-Agency RMBS	38,112	(14,649)	23,463	451	(2,498)	21,416	1.6%
Non-Agency RMBS Interest- Only Strips(1)	N/A	N/A	6,271	—	(2,306)	3,965	0.4%
Subtotal Non-Agency RMBS	38,112	(14,649)	29,734	451	(4,804)	25,381	0.6%
Non-Agency CMBS	235,497	(25,258)	210,239	2,850	(49,008)	164,081	5.0%
Total Non-Agency MBS	273,609	(39,907)	239,973	3,301	(53,812)	189,462	2.4%

Other securities(3)	51,537	(8,239)	49,420	1,152	(1,818)	48,754	4.4%
Total	$325,146	$(48,146)	$289,482	$4,507	$(55,630)	$239,924	2.5%

(1)IOs and IIOs have no principal balances and bear interest based on a notional balance. The notional balance is used solely to determine interest distributions on interest-only class of securities. At December 31, 2021, the notional balance for Agency RMBS IOs and IIOs, Non-Agency RMBS IOs and IIOs, and Agency RMBS IOs and IIOs, accounted for as derivatives was $2.9 million, $181.0 million and $16.8 million, respectively. At December 31, 2020, the notional balance for Agency RMBS IOs and IIOs, Non-Agency RMBS IOs and IIOs and Agency RMBS IOs and IIOs accounted for as derivatives was $3.7 million, $306.0 million and $21.6 million, respectively.
(2)Interest on these securities is reported as a component of "Gain (loss) on derivative instruments, net" in the Consolidated Statements of Operations.
(3)Other securities include residual interests in asset-backed securities which have no principal balance and an amortized cost of approximately $4.7 million and $6.1 million, as of December 31, 2021 and December 31, 2020, respectively.
(4)The calculation of the weighted average coupon rate includes the weighted average coupon rates of IOs and IIOs accounted for as derivatives using their notional amounts.

    As of December 31, 2021 and December 31, 2020, the weighted average expected remaining term of the MBS and other securities investment portfolio was 5.9 years and 5.5 years, respectively.
    Prior to the adoption of CECL on January 1, 2020, the Company recorded Other Than Temporary Impairment ("OTTI") when the credit quality of the underlying collateral of the beneficial interest deteriorates and or the scheduled payments are faster than previously projected. As of January 1, 2020, since we elected the fair value option for these investment a credit loss adjustment, if any, would be reflected in the fair value of these securities and reported as "Unrealized gain (loss), net" in the Consolidated Statements of Operations.
    The following table presents the changes in the components of the Company's purchase discount and amortizable premium on its Non-Agency RMBS, Non-Agency CMBS and other securities for the year ended December 31, 2019 (dollars in thousands):

	Discount Designated as Credit Reserve and OTTI		Accretable Discount(1)	Amortizable Premium(1)
Balance at beginning of period	$(53,523)		$(29,465)	$14,928
Accretion of discount	—		4,364	—
Amortization of premium	—		—	(1,215)
Realized credit losses	7,290		—	—
Purchases	(28)		(7,953)	819
Sales	26,706		—	(19,640)
Net impairment losses recognized in earnings	(6,612)		—	—
Transfers/release of credit reserve(2)	(22,308)		2,889	19,419
Balance at end of period	$(48,475)	-48475000	$(30,165)	$14,311

(1)Together with coupon interest, accretable purchase discount and amortizable premium is recognized as interest income over the life of the security.
(2)Subsequent reductions of a security's non-accretable discount results in a corresponding reduction in its amortizable premium.

    The following tables present the fair value and contractual maturities of the Company's investment securities at December 31, 2021 and December 31, 2020 (dollars in thousands):

	December 31, 2021
	< or equal to 10 years	> 10 years and < or equal to 20 years	> 20 years and < or equal to 30 years	> 30 years	Total
Agency RMBS Interest-Only Strips	$—	$—	$114	$—	$114
Agency RMBS Interest-Only Strips, accounted for as derivatives	—	1,058	—	—	1,058
Subtotal Agency	—	1,058	114	—	1,172

Non-Agency CMBS	66,384	17,644	21,171	159	105,358
Non-Agency RMBS	—	—	10,282	15,370	25,652
Non-Agency RMBS Interest-Only Strips	—	—	106	2,011	2,117
Subtotal Non-Agency	66,384	17,644	31,559	17,540	133,127

Other securities	9,255	4,266	25,653	12,474	51,648
Total	$75,639	$22,968	$57,326	$30,014	$185,947

	December 31, 2020
	< or equal to 10 years	> 10 years and < or equal to 20 years	> 20 years and < or equal to 30 years	> 30 years	Total
Agency RMBS Interest-Only Strips	$—	$—	$143	$—	$143
Agency RMBS Interest-Only Strips, accounted for as derivatives	—	1,565	—	—	1,565
Subtotal Agency	—	1,565	143	—	1,708

Non-Agency CMBS	59,724	50,408	53,269	680	164,081
Non-Agency RMBS	—	—	7,958	13,458	21,416
Non-Agency RMBS Interest-Only Strips	—	—	472	3,493	3,965
Subtotal Non-Agency	59,724	50,408	61,699	17,631	189,462

Other securities	7,247	6,203	24,610	10,694	48,754
Total	$66,971	$58,176	$86,452	$28,325	$239,924
    The following tables present the gross unrealized losses and estimated fair value of the Company's MBS and other securities by length of time that such securities have been in a continuous unrealized loss position at December 31, 2021 and December 31, 2020 (dollars in thousands):

	December 31, 2021
	Less than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Non-Agency CMBS	$—	$—	—	$96,080	$(62,716)	16	$96,080	$(62,716)	16
Non-Agency RMBS	—	—	—	201	(35)	1	201	(35)	1
Non-Agency RMBS Interest-Only Strips	—	—	—	2,117	(3,491)	4	2,117	(3,491)	4
Subtotal Non-Agency	—	—	—	98,398	(66,242)	21	98,398	(66,242)	21

Other securities	—	—	—	9,022	(213)	4	9,022	(213)	4
Total	$—	$—	—	$107,420	$(66,455)	25	$107,420	$(66,455)	25

	December 31, 2020
	Less than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities

Non-Agency CMBS	$102,935	$(33,602)	16	$50,887	$(15,406)	15	$153,822	$(49,008)	31
Non-Agency RMBS	18,242	(2,498)	4	—	—	—	18,242	(2,498)	4
Non-Agency RMBS Interest-Only Strips	3,492	(790)	3	472	(1,516)	1	3,964	(2,306)	4
Subtotal Non-Agency	124,669	(36,890)	23	51,359	(16,922)	16	176,028	(53,812)	39

Other securities	26,365	(1,818)	6	—	—	—	26,365	(1,818)	6
Total	$151,034	$(38,708)	29	$51,359	$(16,922)	16	$202,393	$(55,630)	45

The following table presents the OTTI the Company recorded on its securities portfolio prior to the adoption of CECL (dollars in thousands):

For the year ended December 31, 2019
Agency RMBS(1)	$74
Non-Agency RMBS	1,331
Non-Agency CMBS	6,565
Other securities	604
Total	$8,574

(1)     Other-than-temporary impairment on Agency RMBS includes impairments on Agency RMBS IOs and unrealized loss on Agency RMBS securities that the Company had the intent to sell at the end of the period, if applicable.
    The following table presents components of interest income on the Company's MBS and other securities for the three years ended December 31, 2021, December 31, 2020 and December 31, 2019, respectively (dollars in thousands):

	For the year ended December 31, 2021			For the year ended December 31, 2020			For the year ended December 31, 2019
	Coupon Interest	Net (Premium Amortization/ Amortization Basis) Discount Amortization	Interest Income	Coupon Interest	Net (Premium Amortization/ Amortization Basis) Discount Amortization	Interest Income	Coupon Interest	Net (Premium Amortization/ Amortization Basis) Discount Amortization	Interest Income
Agency CMBS	$—	$—	$—	$11,336	$(636)	$10,700	$51,286	$(2,327)	$48,959
Agency RMBS	47	(30)	17	2,975	(987)	1,988	12,181	(3,053)	9,128
Non-Agency CMBS	9,874	6,535	16,409	15,331	6,467	21,798	14,178	4,017	18,195
Non-Agency RMBS	2,127	(670)	1,457	2,732	(1,193)	1,539	4,682	(2,214)	2,468
Other securities	4,685	(1,574)	3,111	8,263	(4,781)	3,482	11,633	(6,472)	5,161
Total	$16,733	$4,261	$20,994	$40,637	$(1,130)	$39,507	$93,960	$(10,049)	$83,911

    The following tables present the sales and realized gains (losses) of the Company's MBS and other securities for the three years ended December 31, 2021, December 31, 2020 and December 31, 2019, respectively (dollars in thousands):

	For the year ended December 31, 2021
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Non-Agency CMBS	$27,488	$—	$(9,266)	$(9,266)
Total	$27,488	$—	$(9,266)	$(9,266)

	For the year ended December 31, 2020
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Agency CMBS	$1,668,149	$116,463	$(6,486)	$109,977
Agency RMBS	400,948	12,552	(506)	12,046
Non-Agency CMBS	111,804	1	(23,624)	(23,623)
Non-Agency RMBS	12,658	—	(60)	(60)
Other securities	35,957	113	(6,223)	(6,110)
Total	$2,229,516	$129,129	$(36,899)	$92,230

	For the year ended December 31, 2019
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Agency CMBS	891,072	32,793	(4,190)	28,603
Agency RMBS	$205,310	$1,559	$—	$1,559
Non-Agency CMBS	40,235	317	(1,624)	(1,307)
Total	$1,136,617	$34,669	$(5,814)	$28,855

Unconsolidated CMBS VIEs
    The Company’s economic interests held in unconsolidated CMBS VIEs are limited in nature to those of a passive holder of CMBS issued by securitization trusts; the Company was not involved in the design or creation of the securitization trusts. The Company evaluates its CMBS holdings for potential consolidation of the securitized trust, in which it owns the most subordinate tranche or a portion of the controlling class. As of December 31, 2021 and December 31, 2020, the Company held five and seven variable interests in unconsolidated CMBS VIEs, respectively, in which it either owned the most subordinate class or a portion of the controlling class. The Company determined it was not the primary beneficiary and accordingly, the CMBS VIEs were not consolidated in the Company’s consolidated financial statements. As of December 31, 2021 and December 31, 2020, the Company’s maximum exposure to loss from these variable interests did not exceed the carrying value of these investments of $26.5 million and $48.9 million, respectively. These investments are classified in "Non-Agency mortgage-backed securities, at fair value" in the Company’s Consolidated Balance Sheets. Further, as of December 31, 2021 and December 31, 2020, the Company did not guarantee any obligations of unconsolidated entities or enter into any commitment or intent to provide funding to any such entities.

Note 5—Residential Whole Loans and Bridge Loans
Residential Whole-Loan Trusts
Revolving Mortgage Investment Trust 2015-1QR2
    Revolving Mortgage Investment Trust 2015-1QR2 ("RMI 2015 Trust") was formed to acquire Non-QM Residential Whole Loans. RMI 2015 Trust issued a trust certificate that is wholly-owned by the Company and represents the entire beneficial interest in pools of Non-QM Residential Whole Loans held by the trust. The Company consolidates the trust since it met the definition of a VIE and the Company determined that it was the primary beneficiary. The Company classifies the underlying Non-QM Residential Whole Loans owned by the trust in "Residential Whole Loans, at fair value" in the Consolidated Balance Sheets and has eliminated the intercompany trust certificate in consolidation.

As of December 31, 2021, and December 31, 2020, the RMI 2015 Trust owns 770 and 134 Non-QM Residential Whole Loans with a fair value of $451.7 million and $67.1 million, respectively. The loans are financed under the Company's Residential Whole Loan Facility, and the Company holds the financing liability outside the RMI 2015 Trust. Refer to Note 7 - Financings for details.

Arroyo Mortgage Trust 2019-2

    In May 2019, the Company formed Arroyo Mortgage Trust 2019-2 ("Arroyo Trust 2019"), a wholly-owned subsidiary of the Company, to completed its first residential mortgage-backed securitization comprised $945.5 million of Non-QM Residential Whole Loans. The Arroyo Trust 2019 issued $919.0 million of mortgage-backed notes and retained all the subordinate and residual debt securities ("Owner Certificates"), which includes the required 5% eligible risk retention. Refer to Note 7 - "Financings" for details. The Company consolidates the trust since it met the definition of a VIE and the Company determined that it was the primary beneficiary. The Company classifies the underlying Non-QM Residential Whole Loans in "Residential Whole Loans, at fair value" in the Consolidated Balance Sheets and eliminated intercompany Owner Certificates in consolidation.

As of December 31, 2021, and December 31, 2020, the Arroyo Trust 2019 owns 1,042 and 1,575 Non-QM Residential Whole Loans with a fair value of $374.3 million and $632.3 million, respectively.

Arroyo Mortgage Trust 2020-1

In June 2020, the Company formed Arroyo Mortgage Trust 2020-1 ("Arroyo Trust 2020"), a wholly-owned subsidiary of the Company, to completed its second residential mortgage-backed securitization comprised of $355.8 million of Non-QM Residential Whole Loans. The Arroyo Trust 2020 issued $341.7 million of mortgage-backed notes and retained all the subordinate and residual debt securities, which includes the required 5% eligible risk retention. Refer to Note 7 - "Financings" for details. The Company consolidates the trust since it met the definition of a VIE and the Company determined that it was the primary beneficiary. The Company classifies the underlying Non-QM Residential Whole Loans in "Residential Whole Loans, at fair value" in the Consolidated Balance Sheets and eliminated intercompany Owner Certificates in consolidation.

As of December 31, 2021, and December 31, 2020, the Arroyo Trust 2020 owns 543 and 780 Non-QM Residential Whole Loans with a fair value of $195.7 million and $306.9 million, respectively.

Residential Bridge Loan Trust

    In February 2017, the Company formed Revolving Mortgage Investment Trust 2017-BRQ1 ("RMI 2017 Trust") to acquire Residential Bridge Loans. RMI 2017 Trust issued a trust certificate that is wholly-owned by the Company and represents the entire beneficial interest in pools of Residential Bridge Loans and certain Residential Whole Loans held by the trust. Residential Bridge Loans are mortgage loans secured by residences, typically short-term. The Company consolidates the trust since it met the definition of a VIE and the Company determined that it was the primary beneficiary. The Company has eliminated the intercompany trust certificate in consolidation.

The Company is no longer allocating capital to Residential Bridge Loans. As of December 31, 2021, and December 31, 2020 there were eight and 25 remaining Residential Bridge Loans in the portfolio with a fair value of $5.2 million and $13.0 million, respectively. As of December 31, 2021, and December 31, 2020, the trust also owned six and eight investor fixed rate residential mortgages with a fair value of $1.7 million and $2.5 million, respectively.

Consolidated Residential Whole-Loan and Residential Bridge Loan Trusts
The following table presents a summary of the assets and liabilities of the consolidated residential whole-loan trusts and residential bridge loan trust included in the Consolidated Balance Sheets as of December 31, 2021 and December 31, 2020 (dollars in thousands):

	December 31, 2021	December 31, 2020
Cash and cash equivalents	$266	$—
Residential Whole Loans, at fair value ($1,023,502 and $1,008,782 pledged as collateral, at fair value, respectively)	1,023,502	1,008,782
Residential Bridge Loans ($5,428 and $12,813 at fair value and $5,207 and $12,960 pledged as collateral, respectively)	5,207	12,960
Investment related receivable	22,087	27,987
Interest receivable	5,282	4,688
Other assets	—	80
Total assets	$1,056,344	$1,054,497
Securitized debt, net	$519,118	$892,290
Interest payable	1,316	2,222
Accounts payable and accrued expenses	69	77
Total liabilities	$520,503	$894,589

    The Residential Whole Loans held by the consolidated Arroyo Trust 2019 and Arroyo Trust 2020 are held solely to satisfy the liabilities of each respective trust, and has no recourse to the general credit of the Company. The Company is not contractually required and has not provided any additional financial support to the these trusts for the years ended December 31, 2021 and December 31, 2020.
    The following table presents the components of the carrying value of Residential Whole Loans and Residential Bridge Loans as of December 31, 2021 and December 31, 2020 (dollars in thousands):

	Residential Whole Loans, at Fair Value		Residential Bridge Loans, at Fair Value(1)
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Principal balance	$989,143	$984,555	$5,834	$15,247
Unamortized premium	31,070	24,248	—	3
Unamortized discount	(1,337)	(1,799)	—	—
Amortized cost	1,018,876	1,007,004	5,834	15,250
Gross unrealized gains	14,190	9,282	78	5
Gross unrealized losses	(9,564)	(7,504)	(484)	(1,339)
Fair value	$1,023,502	$1,008,782	$5,428	$13,916

(1) Includes $1.1 million of Residential Bridge Loans carried at amortized cost as of December 31, 2020.
Residential Whole Loans
    The Residential Whole Loans have low LTV's and are comprised of 2,355 Non-QM adjustable rate mortgages and six investor fixed rate residential mortgages. The following tables present certain information about the Company's Residential Whole Loan investment portfolio at December 31, 2021 and December 31, 2020 (dollars in thousands):

December 31, 2021
			Weighted Average
Current Coupon Rate	Number of Loans	Principal Balance	Original LTV	Original FICO Score(1)	Expected Life (years)	Contractual Maturity (years)	Coupon Rate
2.01% - 3.00%	27	$15,640	65.1%	757	5.3	28.8	2.8%
3.01% - 4.00%	496	244,022	63.7%	756	3.3	28.0	3.7%
4.01% - 5.00%	1,051	413,451	65.1%	747	2.9	28.2	4.7%
5.01% - 6.00%	757	305,344	64.9%	738	3.0	26.8	5.4%
6.01% - 7.00%	28	10,181	67.9%	721	3.1	25.8	6.3%
7.01% - 8.00%	2	505	73.2%	753	4.5	26.8	7.1%
Total	2,361	$989,143	64.8%	746	3.1	27.7	4.6%

(1)The original FICO score is not available for 230 loans with a principal balance of approximately $74.3 million at December 31, 2021. The Company has excluded these loans from the weighted average computations.

December 31, 2020
			Weighted Average
Current Coupon Rate	Number of Loans	Principal Balance	Original LTV	Original FICO Score(1)	Expected Life (years)	Contractual Maturity (years)	Coupon Rate
2.01% - 3.00%	4	$3,239	66.7%	733	5.9	28.0	2.7%
3.01% - 4.00%	118	$41,489	55.8%	709	3.8	23.3	3.7%
4.01% - 5.00%	1,172	$403,398	61.8%	751	2.7	27.7	4.9%
5.01% - 6.00%	1,166	$523,105	64.2%	740	2.9	27.7	5.4%
6.01% - 7.00%	35	$12,813	67.5%	720	3.2	27.0	6.3%
7.01% - 8.00%	2	511	73.2%	753	4.1	27.6	7.1%
Total	2,497	$984,555	62.9%	744	2.9	27.5	5.1%

(1)     The original FICO score is not available for 236 loans with a principal balance of approximately $75.2 million at December 31, 2020. The Company has excluded these loans from the weighted average computations.

    The following table presents the various states across the United States in which the collateral securing the Company's Residential Whole Loans at December 31, 2021 and December 31, 2020, based on principal balance, is located (dollars in thousands):

	December 31, 2021			December 31, 2020
State	State Concentration	Principal Balance	State	State Concentration	Principal Balance
California	73.9%	$730,771	California	65.8%	$647,877
New York	11.6%	114,625	New York	17.7%	173,788
Florida	2.7%	26,293	Georgia	3.4%	33,577
Georgia	2.5%	25,106	Florida	2.8%	27,274
Texas	1.9%	19,062	New Jersey	2.5%	24,704
Other	7.4%	73,286	Other	7.8%	77,335
Total	100.0%	$989,143	Total	100.0%	$984,555

Residential Bridge Loans

The Company is no longer allocating capital to Residential Bridge Loans. The following tables present certain information about the remaining Residential Bridge Loans in the Company's investment portfolio at December 31, 2021 and December 31, 2020 (dollars in thousands):

December 31, 2021
			Weighted Average
Current Coupon Rate	Number of Loans	Principal Balance	Original LTV	Contractual Maturity (months)(1)	Coupon Rate
7.01% – 9.00%	3	$2,946	70.4%	0.0	8.8%
9.01% – 11.00%	4	2,393	76.7%	0.0	10.4%
11.01% - 13.00%	2	495	69.7%	0.0	11.4%
Total	9	$5,834	72.9%	0.0	9.7%

December 31, 2020
			Weighted Average
Current Coupon Rate	Number of Loans	Principal Balance	Original LTV	Contractual Maturity (months)(1)	Coupon Rate
7.01% – 9.00%	10	$8,295	69.6%	1.4	8.7%
9.01% – 11.00%	15	$6,123	75.5%	0.5	10.1%
11.01% - 13.00%	3	705	69.8%	0.0	11.4%
17.01% – 19.00%	1	124	75.0%	0.0	18.0%
Total	29	$15,247	72.0%	0.8	9.4%

(1) Non-performing loans that are past their maturity date are excluded from the calculation of the weighted average contractual maturity. The weighted average contractual maturity for these loans is zero.

The following table presents the various states across the United States in which the collateral securing the Company’s Residential Bridge Loans at December 31, 2021 and December 31, 2020, based on principal balance, is located (dollars in thousands):

December 31, 2021			December 31, 2020
State	State Concentration	Principal Balance	State	State Concentration	Principal Balance
New York	45.1%	$2,631	California	37.5%	$5,713
California	30.1%	1,754	New York	17.3%	2,632
Florida	19.3%	1,125	Washington	16.1%	2,461
New Jersey	3.7%	219	Florida	12.9%	1,969
Pennsylvania	1.8%	105	Connecticut	5.7%	872
Other	—%	—	Other	10.5%	1,600
Total	100.0%	$5,834	Total	100.0%	$15,247

Non-performing Loans

The following table presents the aging of the Residential Whole Loans and Bridge Loans as of December 31, 2021 (dollars in thousands):

	Residential Whole Loans(1)			Bridge Loans
	No of Loans	Principal	Fair Value	No of Loans	Principal	Fair Value
Current	2,329	$971,790	$1,006,271	—	$—	$—
1-30 days	9	3,146	3,285	1	75	76
31-60 days	—	—	—	—	—	—
61-90 days	3	1,993	1,989	2	954	935
90+ days	20	12,214	11,957	6	4,805	4,417
Total	2,361	$989,143	$1,023,502	9	$5,834	$5,428

(1) As of December 31, 2021, there were no loans in forbearance.
Residential Whole Loans

    As of December 31, 2021, there were 20 Residential Whole Loans carried at fair value in non-accrual status with an unpaid principal balance of approximately $12.2 million and a fair value of approximately $12.0 million. These nonperforming loans represent approximately 1.2% of the total outstanding principal balance. These loans are collateral dependent with a weighted average original LTV of 60.0%.

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

Residential Bridge Loans

    As of December 31, 2021, the Company had nine remaining Residential Bridge Loans in the portfolio. Of these six were in non-accrual status with an unpaid principal balance of approximately $4.8 million and a fair value of $4.4 million. These nonperforming loans had an outstanding principal balance of $5.8 million. These loans are collateral dependent.
    As of December 31, 2020, there was one Residential Bridge Loan carried at amortized cost in non-accrual status with an unpaid principal balance of approximately $124 thousand and 20 Residential Bridge Loans carried at fair value in non-accrual status with an unpaid principal balance of approximately $9.9 million and a fair value of $8.9 million. These nonperforming loans had an outstanding Bridge Loans principal balance of $15.2 million. These loans are collateral dependent.

    The Company concluded that an allowance for credit losses was not necessary for the loan carried at amortized cost as of and for the year ended December 31, 2020 since the fair value of the collateral balance less the cost to sell was in excess of the outstanding principal and interest balance. For loans carried at fair value no allowance for credit losses was recorded as of and for the years ended December 31, 2021 and December 31, 2020 since the valuation adjustment, if any, would be reflected in the fair value of these loans. The Company stopped accruing interest income for these loans when they became contractually 90 days delinquent.

Residential Real Estate Owned

    As of December 31, 2021 and December 31, 2020, the Company had four and three residential REO properties with an aggregate carrying value of $1.1 million and $1.1 million, respectively, related to foreclosed Bridge Loans. The residential REO properties are held for sale and accordingly carried at the lower of cost or fair value less cost to sell. The residential REO properties are classified in "Other assets" in the Consolidated Balance Sheets.

Note 6 - Commercial Loans
Commercial Loans

In January 2019, WMC CRE LLC ("CRE LLC"), a wholly-owned subsidiary of the Company, was formed for the purpose of acquiring Commercial Loans. The Commercial Loans owned by CRE LLC are financed under the Commercial Whole Loan Facility. Refer to Note 7 - Financings for details.

The following table presents information about the Commercial Loans owned by CRE LLC as of December 31, 2021 (dollars in thousands):

Loan	Acquisition Date	Loan Type	Principal Balance	Fair Value	Original LTV	Interest Rate	Maturity Date	Extension Option	Collateral
CRE 3	August 2019	Interest-Only Mezzanine loan	$90,000	$29,113	58%	1-Month LIBOR plus 9.25%	6/29/2021	None (1)	Entertainment and Retail
CRE 4	September 2019	Interest-Only First Mortgage	38,367	38,267	63%	1-Month LIBOR plus 3.02%	8/6/2022	One-Year Extension	Retail
CRE 5	December 2019	Interest-Only First Mortgage	24,535	24,212	62%	1-Month LIBOR plus 3.75%	11/6/2022	Two One-Year Extensions	Hotel
CRE 6	December 2019	Interest-Only First Mortgage	13,207	13,033	62%	1-Month LIBOR plus 3.75%	11/6/2022	Two One-Year Extensions	Hotel
CRE 7	December 2019	Interest-Only First Mortgage	7,259	7,163	62%	1-Month LIBOR plus 3.75%	11/6/2022	Two One-Year Extensions	Hotel
CRE 8	December 2019	Interest-Only First Mortgage	4,429	4,422	79%	1-Month LIBOR plus 4.85%	12/6/2022	None	Assisted Living
			$177,797	$116,210
(1) CRE 3 is in default and not eligible for extension.
Commercial Loan Payoffs

On September 7, 2021, CRE 2, which had an outstanding principal balance of $46.8 million collateralized by nursing facilities, was paid off in full.

Commercial Loan Trust
    In March 2018, the Company formed the Revolving Small Balance Commercial Trust 2018-1 ("RSBC Trust") to acquire commercial real estate mortgage loans. The Company consolidates the trust because it determined that the wholly-owned RSBC Trust was a VIE and that the Company was the primary beneficiary. As of December 31, 2021, there is one loan remaining in the trust and it is financed under one of the Company's short-term repurchase agreements. The Company holds the financing liability outside the RSBC Trust. Refer to Note 7 - "Financings" for details.

    The following table presents information on the commercial real estate mortgage loan held by RSBC Trust as of December 31, 2021 (dollars in thousands):

Loan	Acquisition Date	Loan Type	Principal Balance	Fair Value	Original LTV	Interest Rate	Maturity Date	Extension Option	Collateral
SBC 3	January 2019	Interest-Only First Mortgage	$14,362	$14,362	49%	One-Month LIBOR plus 4.10%	7/6/2022	None	Nursing Facilities
			$14,362	$14,362
RSBC Trust Loan Payoffs

On July 7, 2021, SBC 1, which had an outstanding principal balance of $45.2 million collateralized by nursing facilities, was paid off in full.

On September 24, 2021, SBC 2 which had an outstanding principal balance of $9.2 million collateralized by an apartment complex was paid off in full.

Securitized Commercial Loans

Securitized commercial loans are comprised of commercial loans from consolidated third party sponsored CMBS VIE's. At December 31, 2021, the Company had a variable interest in one third party sponsored CMBS VIEs, CSMC Trust 2014-USA, that it determined it was the primary beneficiary and was required to consolidate. The commercial loans that serve as collateral for the securitized debt issued by this VIE can only be used to settle the securitized debt. Refer to Note 7 -

"Financings" for details on the associated securitized debt. The Company assesses modifications to VIEs on an ongoing basis to determine if a significant reconsideration event has occurred that would change the Company’s initial consolidation assessment.

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

On September 15, 2021, the commercial loan was paid in full by the borrower and the RETL HRR bond which had an outstanding principal amount of $45.3 million held in WMC RETL LLC, a wholly-owned subsidiary of the Company, was paid off. Accordingly, the RETL 2019 Trust is no longer consolidated.

CSMC Trust 2014-USA

The Company together with other related party entities own more than 50% of the controlling class of CSMC Trust 2014-USA ("CSMC USA"). As of December 31, 2021, the Company held an 8.8% interest in the trust certificates issued by CSMC USA (F Class) with an outstanding principal balance of $14.9 million. The Company performs ongoing reassessment of its CMBS VIE holdings for potential consolidation of the securitized trust in which it owns a portion of the controlling class. Since the ownership of the controlling financial interest is held within a related party group, the Company must determine whether it is the primary beneficiary under the related party tie-breaker rule. As a result of the Company's evaluation, it was determined that the Company is the primary beneficiary of CSMC USA, and effective on August 1, 2020, consolidated CSMC USA. The Company’s investment in the trust certificate of CSMC USA (F Class) was eliminated in the consolidation. The CSMC USA holds a commercial loan secured by a first mortgage lien on the borrowers’ fee and leasehold interests in a portion of a super-regional mall. The outstanding principal balance on this commercial loan is $1.4 billion as of December 31, 2021. The loan's has a stated maturity date is September 11, 2025 and bears a fixed interest rate of 4.38%. The Company elected the fair value option for the commercial loan as well as the associated securitized debt.

In December 2020, the commercial loan held by CSMC USA was amended to an interest only payment through maturity. As part of the modification a Cash Management Forbearance Agreement was entered into by the special servicer and the borrower, which required both increased reporting requirements and monthly net cash remittance.

Consolidated Securitized Commercial Loan Trusts and Commercial Loan Trust

The two commercial consolidated trusts, CSMC USA and RSBC Trust collectively held two Commercial Loans as of December 31, 2021.  The following table presents a summary of the assets and liabilities of the two consolidated trusts included in the Consolidated Balance Sheets as of December 31, 2021 and December 31, 2020 (dollars in thousands):

	December 31, 2021	December 31, 2020
Restricted cash	$260	$76,132
Securitized commercial loans, at fair value	1,355,808	1,605,335
Commercial Loans, at fair value	14,362	68,466
Interest receivable	5,290	6,248
Total assets	$1,375,720	$1,756,181
Securitized debt, at fair value	$1,344,370	$1,553,722
Interest payable	5,164	5,660
Accounts payable and accrued expenses	9	12
Other liabilities	260	76,132
Total liabilities	$1,349,803	$1,635,526

The Company’s risk with respect to its investment in the securitized commercial loan trust is limited to its direct ownership in the trust. The commercial loan held by the consolidated securitized commercial loan trust is held solely to satisfy the liabilities of the trust, and creditors of the trust have no recourse to the general credit of the Company. The securitized commercial loan of trust can only be used to satisfy the obligations of that trust. The Company is not contractually required to provide, and has not provided any additional financial support to the securitized commercial trust for the years ended December 31, 2021 and December 31, 2020.

The following table presents the components of the carrying value of the securitized commercial loans and commercial loans as of December 31, 2021 and December 31, 2020 (dollars in thousands):

	RETL Trust Securitized Commercial Loan, at Fair Value (1)		CSMC USA Trust Securitized Commercial Loan, at Fair Value		RSBC Trust Commercial Loans, at Fair Value		Commercial Loans, at Fair Value
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Principal balance	$—	$354,202	$1,385,591	$1,385,591	$14,362	$68,750	$177,797	$256,694
Unamortized premium	—	180	—	—	—	—	—	—
Unamortized discount	—	—	(110,770)	(135,653)	—	(94)	—	(53)
Amortized cost	—	354,382	1,274,821	1,249,938	14,362	68,656	177,797	256,641
Gross unrealized gains	—	—	80,987	16,013	—	—	—	1
Gross unrealized losses	—	(14,998)	—	—	—	(190)	(61,587)	(14,585)
Fair value	$—	$339,384	$1,355,808	$1,265,951	$14,362	$68,466	$116,210	$242,057

(1) On September 15, 2021, the commercial loan was paid in full by the borrower and the RETL HRR bond with an outstanding principal amount of $45.3 million held in WMC RETL LLC, a wholly-owned subsidiary of the Company, was paid off. Accordingly, the RETL 2019 Trust is no longer consolidated.
Non-Performing Commercial Loans

The following table presents the aging of the Commercial Loans as of December 31, 2021 (dollars in thousands):

	Commercial Loans
	No of Loans	Principal	Fair Value
Current	6	$102,159	$101,459
1-30 days	—	—	—
31-60 days	—	—	—
61-90 days	—	—	—
90+ days	1	90,000	29,113
Total	7	$192,159	$130,572

The COVID-19 pandemic has adversely impacted a broad range of industries in which the commercial loan borrowers operate and could impair their ability to fulfill their financial obligations to the Company, most significantly hospitality and retail assets. The low average original LTV of the Company's commercial loan portfolio of 59.7%, reflecting significant equity value that the sponsors are motivated to protect, is a mitigating factor of these risks. However, there is no guarantee that losses will not occur.

CRE 3 Loan

As of December 31, 2021, the CRE 3 junior mezzanine loan which has an outstanding principal balance of $90.0 million secured by a class A retail and entertainment complex located in the North East U.S. (the “Property”) was in default. The Property, which was originally scheduled to open in March 2020, was severely impacted by COVID-19 related shutdowns and restrictions and continues to face the challenging conditions impacting large portions of the retail sector. The Company was receiving interest payments on this loan from a reserve that was exhausted in May 2021 and the loan became non-performing.

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

The Company is currently in discussions with the borrower and certain other lenders regarding alternatives to address the situation which might include modifications of loan terms, deferral of payments and the funding of new advances. There can be no assurance that these discussions will result in an outcome in which the Company would be repaid any amount of the loan and the Company may suffer further declines in fair value with respect to this mezzanine investment. The Company could experience a total loss of its investment under various scenarios, which at current levels would result in a $29.1 million reduction in the Company’s book value.

Commercial Real Estate Owned
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

The SPE is consolidated by the Company and the property is recorded at the lower of cost or fair value less cost to sell. As of December 31, 2021, the REO is recorded at $42.5 million and classified in "Other assets" in the Consolidated Balance Sheets and the other members' interests in the SPE of approximately $11.2 million are recorded as "Non-controlling interest" in the consolidated financial statements. The property was marketed for sale and sold in February 2022. See Note 16 - "Subsequent Events" for details on the sale.

Note 7—Financings
Repurchase Agreements
    The Company has primarily financed its investment acquisitions with repurchase agreements. The repurchase agreements bear interest at a contractually agreed-upon rate and historically had terms ranging from one month to 12 months.  The Company’s repurchase agreement borrowings are accounted for as secured borrowings when the Company maintains effective control of the financed assets.  Under these repurchase agreements, the respective counterparties retain the right to determine the fair value of the underlying collateral. A reduction in the value of pledged assets normally requires the Company to post additional securities as collateral, pay down borrowings or establish cash margin accounts with the counterparties in order to re-establish the agreed-upon collateral requirements, and is referred to as a margin call.  The inability of the Company to post adequate collateral for a margin call by a counterparty, in a time frame as short as the close of the same business day, could result in a condition of default under the Company’s repurchase agreements, thereby enabling the counterparty to liquidate the collateral pledged by the Company, which may have a material adverse effect on the Company’s financial position, results of operations and cash flows.

The market disruptions surrounding COVID-19 pandemic in 2020 resulted in the decline of the Company's asset values making it challenging to obtain repurchase agreement financing with favorable terms or at all. The Company's repurchase agreement counterparties have increased borrowing rates and increased haircuts. In the second quarter of 2020 in order to manage the severe market conditions and the resulting large margin demands from lenders and pressure on the Company’s liquidity, the Company entered into three longer term financing arrangements to reduce its exposure to short-term financings with daily mark to market exposure. Below is a summary of each of these financing arrangements.

Residential Whole Loan Facility

On April 21, 2020, the Company entered into amendments with respect to certain of its loan warehouse facilities. These amendments mainly served to convert an existing residential whole loan facility into a term facility by removing any mark to market margin requirements, and to consolidate the Company’s Non-Qualified Mortgage loans, which were previously financed by three separate, unaffiliated counterparties, into a single facility. The target advance rate under the amended and restated facility was approximately 84% of the aggregate unpaid principal balance of the loans. The facility had an original maturity of October 20, 2021. All principal payments and income generated by the loans during the term of the facility were used to pay principal and interest on the facility. Upon the securitization or sale by the Company of any whole loan subject to this amended and restated facility, the counterparty was entitled to receive a recapture premium fee of 30% of all realized value on any whole loans above such counterparty’s amortized basis as well as an exit fee of 0.50% of the loan amount in circumstances where the counterparty was not involved in the disposition of the loans. The financing cost of this facility was reflective of the challenging market conditions, at time, when the Company entered into the agreement.

On June 29, 2020, the Company securitized approximately $355.8 million of the Residential Whole Loans and paid down the facility by approximately $339.4 million (see "Securitized Debt" below for additional details). As part of the financing arrangements noted above, the Company had agreed to pay the lender a fee of 30% of all realized value on the Residential Whole Loans above the counterparty's amortized basis upon securitization or sale. As a result of refinancing the Residential Whole Loans through a securitization, the Company accrued a premium recapture fee of approximately $20.5 million, to be paid at the maturity of the facility, and recorded in "Financing fees" in the Consolidated Statements of Operations.

On October 6, 2020 the Company entered into an amendment of its Residential Whole Loan Facility. The amendment converted the existing Residential Whole Loan Facility to a limited mark to market margin facility that bore an interest rate of LIBOR plus 2.75%, with a LIBOR floor of 0.25%. The target advance rate under the amended facility was 85% and the facility scheduled maturity was on October 5, 2021. In connection with this amendment to the facility the Company paid $12.0 million of the premium recapture fee. The balance of $8.5 million was paid on November 5, 2021 when the amended facility matured after a one month extension and the Company entered into a new amended Residential Whole Loan Facility. The premium recapture fee was eliminated for new and remaining investments financed under this facility.

On November 5, 2021, the Company entered into a further amendment of its Residential Whole Loan Facility. The amended facility has a stated capacity of $500.0 million. and bears an interest rate to LIBOR plus 2.00%, with a LIBOR floor of 0.25%. The facility is available to finance five types of residential mortgages: Non-Agency mortgage loans, Non-QM loans, investor loans, re-performing and non-performing loans. The advance rates may differ by type of loan, but for performing Non-

QM loans the advance rate is 90%. The facility matures on November 4, 2022. The facility is a mark to market margin facility; however, the margin requirement is only triggered if the fair value of the collateral declines to below the aggregate outstanding principal amount of the collateral.

The Company finances its Non-QM Residential Whole Loans held in RMI 2015 Trust under this facility. As of December 31, 2021, the Company had outstanding borrowings of $396.5 million. The borrowing is secured by against Non-QM Residential Whole Loans with a fair value of $451.7 million.

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

On May 5, 2021, the Company amended its Non-Agency CMBS and Non-Agency RMBS financing facility to, among other things, extend the facility for an additional 12 months and reduce the interest rate. The amended facility has improved advance rates and bears interest at a rate of three-month LIBOR plus 2.00%. As of December 31, 2021, the outstanding balance under this facility was $102.9 million. The borrowing is secured by investments with a fair market value of $181.0 million as of December 31, 2021.

Commercial Whole Loan Facility
On May 5, 2021, the Company amended its Commercial Whole Loan Facility to, among other things, convert the term to a 12-month facility with a stated capacity of up to $100 million. The facility has a 12-month extension option, subject to the lender's consent.
As of December 31, 2021, the Company had approximately $63.7 million in borrowings, with a weighted average interest rate of 2.27% under its Commercial Whole Loan Facility. The borrowing is secured by the performing commercial loans that are held in CRE LLC with an estimated fair market value of $87.1 million as of December 31, 2021.

Financial Metrics
Certain of the Company’s financing arrangements provide the counterparty with the right to terminate the agreement and accelerate amounts due under the associated agreement if the Company does not maintain financial metrics. Although specific to each financing arrangement, typical financial metrics include minimum equity and liquidity requirements, leverage ratios, and performance triggers. In addition, some of the financing arrangements contain cross-default features, whereby default under an agreement with one lender simultaneously causes default under agreements with other lenders. The Company was in compliance with the terms of such financial tests as of December 31, 2021.

As of December 31, 2021, the Company had borrowings under five of its master repurchase agreements. The following table summarizes certain characteristics of the Company's repurchase agreements at December 31, 2021 and December 31, 2020 (dollars in thousands):

	December 31, 2021			December 31, 2020
Securities Pledged	Repurchase Agreement Borrowings	Weighted Average Interest Rate on Borrowings Outstanding at end of period	Weighted Average Remaining Maturity (days)	Repurchase Agreement Borrowings	Weighted Average Interest Rate on Borrowings Outstanding at end of period	Weighted Average Remaining Maturity (days)
Short Term Borrowings:
Agency RMBS	$976	1.02%	58	$1,418	1.34%	59
Non-Agency CMBS	—	—%	0	10,313	2.25%	14
Non-Agency RMBS(1)	38,354	2.94%	4	—	—%	0
Residential Whole Loans(2)	1,439	2.57%	5	29,800	3.71%	15
Residential Bridge Loans(2)	4,368	2.61%	5	11,254	2.73%	36
Commercial Loans(2)	6,463	3.20%	5	34,375	3.32%	75
Membership Interest	—	—%	0	18,844	2.90%	29
Other securities	2,457	3.50%	18	2,594	4.51%	19
Total short term borrowings	54,057	2.92%	6	108,598	3.19%	39
Long Term Borrowings:
Non-Agency CMBS and Non-Agency RMBS Facility
Non-Agency CMBS(1)	59,802	2.14%	125	66,767	5.23%	126
Non-Agency RMBS	15,632	2.14%	125	14,643	5.23%	126
Other Securities	27,506	2.22%	125	13,677	5.24%	126
Subtotal	102,940	2.16%	125	95,087	5.23%	126
Residential Whole Loan Facility
Residential Whole Loans(2)	396,531	2.25%	308	30,224	3.00%	278
Commercial Whole Loan Facility
Commercial Loans	63,661	2.27%	268	124,937	2.17%	287
Total long term borrowings	563,132	2.24%	270	250,248	3.74%	225
Repurchase agreements borrowings	$617,189	2.30%	247	$358,846	3.57%	169
Less unamortized debt issuance costs	—	N/A	N/A	1,923	N/A	N/A
Repurchase agreements borrowings, net	$617,189	2.30%	247	$356,923	3.57%	169

(1)Includes repurchase agreement borrowings on securities eliminated upon VIE consolidation.
(2)Repurchase agreement borrowings on loans owned are through trust certificates. The trust certificates are eliminated in consolidation.

    At December 31, 2021 and December 31, 2020, repurchase agreements collateralized by investments had the following remaining maturities:

(dollars in thousands)	December 31, 2021	December 31, 2020
1 to 29 days	$53,081	$59,856
30 to 59 days	370	13,421
60 to 89 days	606	35,321
Greater than or equal to 90 days	563,132	250,248
Total	$617,189	$358,846

    At December 31, 2021, the following table reflects amounts of collateral at risk under its repurchase agreements greater than 10% of the Company's equity with any counterparty (dollars in thousands):

	December 31, 2021
Counterparty	Amount of Collateral at Risk, at fair value	Weighted Average Remaining Maturity (days)	Percentage of Stockholders' Equity
Credit Suisse AG, Cayman Islands Branch	$84,150	280	43.6%
Citigroup Global Markets Inc.	78,544	125	40.7%

Collateral for Borrowings under Repurchase Agreements
    The following table summarizes the Company's collateral positions, with respect to its borrowings under repurchase agreements at December 31, 2021 and December 31, 2020 (dollars in thousands):

	December 31, 2021			December 31, 2020
	Assets Pledged	Accrued Interest	Assets Pledged and Accrued Interest	Assets Pledged	Accrued Interest	Assets Pledged and Accrued Interest
Assets pledged for borrowings under repurchase agreements:
Agency RMBS, at fair value	$1,172	$19	$1,191	$1,708	$49	$1,757
Non-Agency CMBS, at fair value(1)	107,624	504	108,128	152,275	649	152,924
Non-Agency RMBS, at fair value	66,555	343	66,898	25,382	160	25,542
Residential Whole Loans, at fair value(2)	453,447	2,674	456,121	97,566	543	98,109
Residential Bridge Loans(2)	5,207	91	5,298	12,960	180	13,140
Commercial Loans, at fair value(2)	101,459	360	101,819	310,523	1,850	312,373
Membership interest(3)	—	—	—	33,690	—	33,690
Other securities, at fair value	51,648	100	51,748	48,754	44	48,798
Cash(4)	3,151	—	3,151	1,817	—	1,817
Total	$790,263	$4,091	$794,354	$684,675	$3,475	$688,150

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

A reduction in the value of pledged assets typically results in the repurchase agreement counterparties initiating a margin call. At December 31, 2021 and December 31, 2020, investments held by counterparties as security for repurchase agreements totaled approximately $787.1 million and approximately $682.9 million, respectively. Cash collateral held by counterparties at December 31, 2021 and December 31, 2020 was approximately $3.2 million and $1.8 million, respectively. Cash posted by repurchase agreement counterparties at December 31, 2021 and December 31, 2020 was $0 and $320 thousand, respectively.
Convertible Senior Unsecured Notes

6.75% Convertible Senior Unsecured Notes due 2024

In September 2021, the Company issued $86.3 million aggregate principal amount of the 2024 Notes for net proceeds of $83.3 million. Interest on the 2024 Notes is paid semiannually. The 2024 Notes are convertible into, at the Company's election, cash, shares of the Company's common stock or a combination of both, subject to the satisfaction of certain conditions and during specified periods. The conversion rate is subject to adjustment upon the occurrence of certain specified events and the holders may require the Company to repurchase all or any portion of their notes for cash equal to 100% of the principal amount of the 2024 Notes, plus accrued and unpaid interest, if the Company undergoes a fundamental change as specified in the supplemental indenture for the 2024 Notes. The initial conversion rate was 337.9520 shares of common stock per $1,000 principal amount of notes and represented a conversion price of $2.96 per share of common stock. The 2024 Notes mature on September 15, 2024, unless earlier converted, redeemed or repurchased by the holders pursuant to their terms, and are not redeemable by the Company except during the final three months prior to maturity.

6.75% Convertible Senior Unsecured Notes due 2022

    At December 31, 2021 and December 31, 2020, the Company had $37.7 million and $175.0 million aggregate principal amount, respectively, of the 2022 Notes outstanding. Interest on the 2022 Notes is paid semiannually. The 2022 Notes are convertible into, at the Company's election, cash, shares of the Company's common stock or a combination of both, subject to the satisfaction of certain conditions and during specified periods. The conversion rate is subject to adjustment upon the occurrence of certain specified events and the holders may require the Company to repurchase all or any portion of their notes for cash equal to 100% of the principal amount of the 2022 Notes, plus accrued and unpaid interest, if the Company undergoes a fundamental change as specified in the supplemental indenture for the 2022 Notes. The initial and current conversion rate was 83.1947 shares of common stock per $1,000 principal amount of notes and represented a conversion price of $12.02 per share of common stock. The 2022 Notes mature on October 1, 2022, unless earlier converted, redeemed or repurchased by the holders pursuant to their terms, and are not redeemable by the Company except during the final three months prior to maturity.

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

During September 2021, the Company used the net proceeds from the issuance of the 2024 Notes and $20.3 million in cash on hand to repurchase $100.3 million of the 2022 Notes at par, plus accrued and unpaid interest.

During December 2021, the Company repurchased $8.0 million aggregate principal amount of its 2022 Notes at a 1% premium to par value, plus accrued and unpaid interest.

Securitized Debt

Residential Mortgage-Backed Notes

Arroyo Trust 2019

In May 2019, the Company completed a residential mortgage-backed securitization comprised of $945.5 million of Non-QM Residential Whole Loans, issuing $919.0 million of mortgage-backed notes. The Company did not elect the fair value option for these notes and accordingly they are recorded at their principal balance less unamortized deferred financing costs and classified in "Securitized debt, net" in the Consolidated Balance Sheets. The following table summarizes the issued Arroyo Trust's residential mortgage pass-through certificates at December 31, 2021 (dollars in thousands):

Classes	Principal Balance	Coupon	Carrying Value	Contractual Maturity
Offered Notes:
Class A-1	$277,549	3.3%	$277,549	4/25/2049
Class A-2	14,885	3.5%	14,885	4/25/2049
Class A-3	23,583	3.8%	23,583	4/25/2049
Class M-1	25,055	4.8%	25,055	4/25/2049
Subtotal	$341,072		$341,072
Less: Unamortized Deferred Financing Costs	N/A		3,501
Total	$341,072		$337,571

The Company retained the non-offered securities in the securitization, which include the class B, Class A-IO-S and Class XS certificates. These non-offered securities were eliminated in consolidation. The securitized debt of the Arroyo Trust 2019 can only be settled with the residential loans that serve as collateral for the securitized debt and is non-recourse to the Company. At December 31, 2021, Residential Whole Loans, with an outstanding principal balance of approximately $358.9 million, served as collateral for the Arroyo Trust 2019's securitized debt. The Company may redeem the offered notes on or after the earlier of (i) the three-year anniversary of the closing date or (ii) the date on which the aggregate collateral balance is 20% of the original principal balance. The notes are redeemable at their face value plus accrued interest.

Arroyo Trust 2020

In June 2020, the Company completed a residential mortgage-backed securitization comprised of $355.8 million of Non-QM Residential Whole Loans, issuing $341.7 million of mortgage-backed notes. The Company did not elect the fair value option for these notes and accordingly they are recorded at their principal balance less unamortized deferred financing cost and classified in "Securitized debt, net" in the Consolidated Balance Sheets. The following table summarizes the issued Arroyo Trust 2020's residential mortgage pass-through certificates at December 31, 2021 (dollars in thousands):

Classes	Principal Balance	Coupon	Carrying Value	Contractual Maturity
Offered Notes:
Class A-1A	$125,469	1.7%	$125,469	3/25/2055
Class A-1B	14,888	2.1%	14,888	3/25/2055
Class A-2	13,518	2.9%	13,518	3/25/2055
Class A-3	17,963	3.3%	17,963	3/25/2055
Class M-1	11,739	4.3%	11,739	3/25/2055
Subtotal	$183,577		$183,577
Less: Unamortized Deferred Financing Costs	N/A		2,030
Total	$183,577		$181,547

The Company retained the non-offered securities in the securitization, which include the Class B, Class A-IO-S and Class XS certificates. These non-offered securities were eliminated in consolidation. The securitized debt of the Arroyo Trust 2020 can only be settled with the residential loans that serve as collateral for the securitized debt and is non-recourse to the Company. At December 31, 2021, Residential Whole Loans, with an outstanding principal balance of approximately $188.2 million serve as collateral for the Arroyo Trust 2020's securitized debt. The Company may redeem the offered notes on or after the earlier of (i) the three-year anniversary of the closing date or (ii) the date on which the aggregate collateral balance is equal to or less than 30% of the original principal balance. The notes are redeemable at their face value plus accrued interest.

Commercial Mortgage-Backed Notes

CSMC 2014 USA

The following table summarizes CSMC 2014 USA's commercial mortgage pass-through certificates at December 31, 2021 (dollars in thousands):

Classes	Principal Balance	Coupon	Fair Value	Contractual Maturity
Class A-1	$120,391	3.3%	$124,143	9/11/2025
Class A-2	531,700	4.0%	559,447	9/11/2025
Class B	136,400	4.2%	133,776	9/11/2025
Class C	94,500	4.3%	91,460	9/11/2025
Class D	153,950	4.4%	142,388	9/11/2025
Class E	180,150	4.4%	160,325	9/11/2025
Class F	153,600	4.4%	117,912	9/11/2025
Class X-1(1)	n/a	0.7%	12,347	9/11/2025
Class X-2(1)	n/a	0.2%	2,572	9/11/2025
	$1,370,691		$1,344,370

(1) Class X-1 and Class X-2 are interest-only classes with notional balances of $652.1 million and $733.5 million as of December 31, 2021, respectively.

At December 31, 2021, the Company owned a portion of the class F certificates with an outstanding principal balance of $14.9 million, which is eliminated in consolidation. The remaining CSMC USA debt that we elected the fair value option had a fair value of $1.3 billion, and is recorded in "Securitized debt, net" in the Consolidated Balance Sheets. Of the remaining outstanding principal balance of $1.4 billion, $198.3 million is owned by related parties and $1.2 billion is owned by third parties. The securitized debt of the CSMC USA can only be settled with the commercial loan with an outstanding principal balance of approximately $1.4 billion at December 31, 2021, that serves as collateral for the securitized debt and is non-recourse to the Company. The Company has chosen to make the fair value election pursuant to ASC 825 for the debt and accordingly the periodic changes in fair value are recorded in current period earnings in the Consolidated Statements of Operations as a component of "Unrealized gain (loss), net."

Note 8—Derivative Instruments
    The Company's derivatives may include interest rate swaps, swaptions, options, futures contracts, TBAs, Agency and Non-Agency Interest-Only Strips that are classified as derivatives, credit default swaps and total return swaps.
    The following table summarizes the Company's derivative instruments at December 31, 2021 and December 31, 2020 (dollars in thousands):

			December 31, 2021		December 31, 2020
Derivative Instrument	Accounting Designation	Consolidated Balance Sheets Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Credit default swaps, asset	Non-Hedge	Derivative assets, at fair value	$2,030	$105	$2,030	$161
Total derivative instruments, assets				105		161
Interest rate swaps, liability	Non-Hedge	Derivative liability, at fair value	22,000	(38)	—	—
Credit default swaps, liability	Non-Hedge	Derivative liability, at fair value	4,140	(564)	4,140	(656)
Total derivative instruments, liabilities				(602)		(656)
Total derivative instruments, net				$(497)		$(495)
    The following table summarizes the effects of the Company's derivative positions, including Interest-Only Strips characterized as derivatives and TBAs, which are reported in "Gain (loss) on derivative instruments, net" in the Consolidated Statements of Operations for the years ended December 31, 2021, December 31, 2020 and December 31, 2019 (dollars in thousands):

	Realized Gain (Loss), net
Description	Other Settlements / Expirations	Variation Margin Settlement	Return (Recovery) of Basis	Mark-to-Market	Contractual interest income (expense), net	Total
Year ended December 31, 2021
Interest rate swaps	$—	$490	$—	$(38)	$109	$561
Interest-Only Strips—accounted for as derivatives	—	—	(300)	(206)	394	(112)
Credit default swaps	64	—	—	36	—	100
Total	$64	$490	$(300)	$(208)	$503	$549

Year ended December 31, 2020
Interest rate swaps	$(262)	$(179,759)	$262	$(2,515)	$(1,395)	$(183,669)
Interest rate swaptions	80	—	—	—	—	80
Interest-Only Strips—accounted for as derivatives	(940)	—	(1,096)	(532)	1,324	(1,244)
Credit default swaps	(9,534)	—	—	(1,834)	—	(11,368)
TBAs	(2,430)	—	—	928	—	(1,502)
Total	$(13,086)	$(179,759)	$(834)	$(3,953)	$(71)	$(197,703)

Year ended December 31, 2019
Interest rate swaps	$(4,978)	$(108,169)	$5,769	$5,140	$3,732	$(98,506)
Interest rate swaptions	(332)	—	—	—	—	(332)
Interest-Only Strips—accounted for as derivatives	—	—	(2,688)	(508)	3,277	81
Options	1,378	—	—	—	—	1,378
Futures contracts	(12,862)	—	—	4,657	—	(8,205)
Credit default swaps	(178)	—	—	1,029	—	851
TBAs	1,934	—	—	(928)	—	1,006
Total	$(15,038)	$(108,169)	$3,081	$9,390	$7,009	$(103,727)

    At December 31, 2021 and December 31, 2020, the Company had cash pledged as collateral for derivatives of approximately $1.4 million and approximately $510 thousand respectively, which is reported in "Due from counterparties" in the Consolidated Balance Sheets.
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
    The following table provides additional information on the Company's fixed-pay interest rate swap as of December 31, 2021 (dollars in thousands):

	December 31, 2021
Fixed Pay Interest Rate Swap Remaining Term	Notional Amount	Average Fixed Pay Rate	Average Floating Receive Rate	Average Maturity (Years)
Greater than 5 years	$22,000	1.2%	0.05%	9.8
Total	$22,000	1.2%	0.05%	9.8
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

Note 9—Offsetting Assets and Liabilities
    The following tables present information about certain assets and liabilities that are subject to master netting agreements (or similar agreements) and can potentially be offset in the Company's Consolidated Balance Sheets at December 31, 2021 and December 31, 2020 (dollars in thousands):

	December 31, 2021
	Gross Amounts	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
Description				Financial Instruments(1)	Cash Collateral(1)	Net Amount
Derivative Assets
Agency and Non-Agency Interest-Only Strips, accounted for as derivatives included in MBS	$1,058	$—	$1,058	$(1,058)	$—	$—
Derivative asset, at fair value(2)	105	—	105	(105)	—	—
Total assets	$1,163	$—	$1,163	$(1,163)	$—	$—

Derivative Liabilities and Repurchase Agreements
Derivative liability, at fair value(2)(3)	$602	$—	$602	$(105)	$(497)	$—
Repurchase Agreements(4)	617,189	—	617,189	(617,189)	—	—
Total liability	$617,791	$—	$617,791	$(617,294)	$(497)	$—

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
(2)Derivative asset, at fair value and Derivative liability, at fair value includes interest rate swaps and credit default swaps.
(3)Cash collateral pledged against the Company's derivative counterparties was approximately $1.4 million as of December 31, 2021.
(4)The carrying value of investments pledged against the Company's repurchase agreements was approximately $787.1 million as of December 31, 2021.

	December 31, 2020
	Gross Amounts	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
Description				Financial Instruments(1)	Cash Collateral(1)	Net Amount
Derivative Assets
Agency and Non-Agency Interest-Only Strips, accounted for as derivatives included in MBS	$1,565	$—	$1,565	$(1,565)	$—	$—
Derivative asset, at fair value(2)	161	—	161	(161)	—	—
Total derivative assets	$1,726	$—	$1,726	$(1,726)	$—	$—

Derivative Liabilities and Repurchase Agreements
Derivative liability, at fair value(2)(3)	$656	$—	$656	$(161)	$(495)	$—
Repurchase Agreements(4)	356,923	—	356,923	(356,923)	—	—
Total liability	$357,579	$—	$357,579	$(357,084)	$(495)	$—

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
(2)Derivative asset, at fair value and Derivative liability, at fair value credit default swaps.
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

Note 10—Related Party Transactions
Management Agreement
    In connection with the Company's initial public offering ("IPO") in May 2012, the Company entered into a management agreement (the "Management Agreement") with the Manager, which describes the services to be provided by the Manager and compensation for such services. The Manager is responsible for managing the Company's operations, including: (i) performing all of its day-to-day functions; (ii) determining investment criteria in conjunction with the Board of Directors; (iii) sourcing, analyzing and executing investments, asset sales and financings; (iv) performing asset management duties; and (v) performing financial and accounting management, subject to the direction and oversight of the Company's Board of Directors. Pursuant to the terms of the Management Agreement, the Manager is paid a management fee equal to 1.50% per annum of the Company's stockholders' equity (as defined in the Management Agreement), calculated and payable (in cash) quarterly in arrears. For purposes of calculating the management fee, "stockholders' equity" means the sum of the net proceeds from any issuances of the Company's equity securities since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus retained earnings, calculated in accordance with GAAP, at the end of the most recently completed fiscal quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less any amount paid for repurchases of the Company's shares of common stock, excluding any unrealized gains or losses on our investments and derivatives and other non-cash items, (excluding other than temporary impairment) that have impacted stockholders' equity as reported in the Company's consolidated financial statements prepared in accordance with GAAP, regardless of whether such items are included in other comprehensive income or loss, or in net income, and excluding one-time events pursuant to changes in GAAP and certain other non-cash charges after discussions between the Manager and the Company's independent directors and after approval by a majority of the Company's independent directors. However, if the Company's stockholders' equity for any given quarter is negative based on the calculation described above, the Manager will not be entitled to receive any management fee for that quarter.
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
For the years ended December 31, 2021, December 31, 2020 and December 31, 2019 the Company incurred $5.9 million, $4.5 million and $7.4 million in management fees, respectively. The Manager waived the management fee in part for six months from October 2018 through March 2019 to reduce the impact of the Company's 2018 secondary public offering on earnings as the Company fully deployed the capital into its target assets. The Manger waived the management fee for three months from March 2020 through May 2020 because of the unprecedented market disruption and dislocation across fixed income markets surrounding the uncertainty related to the COVID-19 pandemic. In December 2021, the Manager agreed to voluntarily waive 25% of its management fee solely for the duration of calendar year 2022 in order to support the earnings potential of the Company and its transition to a residential focused investment portfolio. Future waivers, if any, will be at the Manager's discretion.
In addition to the management fee, the Company is also responsible for reimbursing the Manager for certain expenses paid by the Manager on behalf of the Company, as defined in the Management Agreement. For the years ended December 31, 2021, December 31, 2020 and December 31, 2019, the Company recorded expenses included in general and administrative expenses totaling approximately $1.9 million, $1.7 million and $1.6 million, respectively, related to reimbursable employee costs. Any such expenses incurred by the Manager and reimbursed by the Company, including the employee compensation expense, are typically included in the Company's general and administrative expense in the Consolidated Statements of Operations. At December 31, 2021 and December 31, 2020, approximately $1.5 million and approximately $3.0 million, respectively, for management fees incurred but not yet paid was included in "Payable to affiliate" in the Consolidated Balance Sheets. In addition, at December 31, 2021 and December 31, 2020, approximately $457 thousand and approximately $148 thousand, respectively of reimbursable costs incurred but not yet paid was included in "Payable to affiliate" in the Consolidated Balance Sheets.
Note 11—Share-Based Payments
    In conjunction with the Company's IPO and concurrent private placement, the Company's Board of Directors approved the Western Asset Mortgage Capital Corporation Equity Plan (the "Equity Plan") and the Western Asset Manager Equity Plan (the "Manager Equity Plan" and collectively the "Equity Incentive Plans"). The Equity Incentive Plans include provisions for grants of restricted common stock and other equity-based awards, including restricted stock units to the Manager, its employees and employees of its affiliates and to the Company's directors, officers and employees. The Company can issue up to 3.0% of the total number of issued and outstanding shares of its common stock (on a fully diluted basis) at the time of each award (other than any shares previously issued or subject to awards made pursuant to one of the Company's Equity Incentive Plans) under these Equity Incentive Plans. The number of shares of common stock available under the Equity Incentive Plans is 1,804,258. Approximately 1,148,225 of shares have been issued under the Equity Plans with 656,033 shares available for issuance as of December 31, 2021.
    Under the Equity Plan, the Company made the following grants during the years ended December 31, 2021 and December 31, 2020:
    On June 19, 2020, the Company granted a total of 127,275 restricted stock units (25,455 each) under the Equity Plan to the Company’s then five independent directors. In May 2021, one of the independent directors retired. As a result 25,455 shares of the unvested restricted stock were forfeited during the year ended December 31, 2021. The remaining restricted stock units in this grant vested in full on June 19, 2021, the first anniversary of the grant date, and will be settled in shares of the Company's common stock upon a separation from service with the Company

On June 25, 2021, the Company granted a total of 81,160 restricted stock units (20,290 each) under the Equity Plan to the Company’s four independent directors. These restricted stock units will vest in full on June 25, 2022, the first anniversary of the grant date, and will be settled in shares of the Company's common stock upon a separation from service with the Company
    During the years ended December 31, 2021, December 31, 2020 and December 31, 2019, 137,820, 67,480 and 29,200 restricted stock units vested, respectively. The Company recognized stock-based compensation expense of approximately $618 thousand, $699 thousand and $564 thousand for the years ended December 31, 2021, December 31, 2020 and December 31, 2019, respectively. In addition, the Company had unamortized compensation expense of $211 thousand and $619 thousand for equity awards at December 31, 2021 and December 31, 2020, respectively.
Holders of restricted stock units are entitled to receive dividends (or dividend equivalent payments) and distributions that become payable on the restricted stock units during the restricted period. Dividend equivalent payments allocable to restricted stock units are deemed to purchase additional phantom shares of the Company's common stock that are credited to each participant's deferral account. The award agreements include restrictions whereby the restricted stock units cannot be sold, assigned, transferred, pledged, hypothecated or otherwise disposed of prior to the lapse of restrictions under the respective award agreement. The restrictions lapse on the unvested restricted stock units awarded when vested, subject to the grantee's continuing to provide services to the Company as of the vesting date. Unvested restricted stock units and rights to dividends thereon are forfeited upon termination of the grantee.
    The following is a summary of restricted stock units vesting dates as of December 31, 2021 and December 31, 2020:

	December 31, 2021	December 31, 2020
Vesting Date	Shares Vesting	Shares Vesting
March 2021	—	36,000
June 2021	—	130,365
March 2022	36,000	36,000
June 2022	81,160	—
	117,160	202,365
    The following table presents information with respect to the Company's restricted stock units for the years ended December 31, 2021 and December 31, 2020:

	December 31, 2021		December 31, 2020
	Restricted Stock Units	Weighted Average Grant Date Fair Value(1)	Restricted Stock Units	Weighted Average Grant Date Fair Value(1)
Outstanding at beginning of period	1,025,542	$14.10	894,289	$15.76
Granted(2)	148,138	5.07	131,253	2.79
Cancelled/forfeited	(25,455)	2.75	—	—
Outstanding at end of period	1,148,225	$13.19	1,025,542	$14.10
Unvested at end of period	117,160	$5.62	202,365	$5.50

(1)The grant date fair value of restricted stock unit awards is based on the closing market price of the Company's common stock at the grant date.
(2)Includes 66,978 shares and 3,978 restricted stock units attributed to dividends on restricted stock units for the years ended December 31, 2021 and December 31, 2020, respectively.

Note 12—Stockholders' Equity
At-The-Market Program
    In March 2017, the Company entered into an equity distribution agreement with JMP Securities LLC, which was amended on June 5, 2020, under which the Company may offer and sell up to $100.0 million shares of common stock in an At-The-Market equity offering. During the year ended December 31, 2021, the Company did not sell shares under this agreement. During the year ended December 31, 2020, the Company sold 6,034,741 shares under the agreement with an average price of $3.70,for total net proceeds of approximately $22.0 million.
Stock Repurchase Program
    In December 2021, The Company extended its share repurchase program as authorized by its Board of Directors. Under the extended program, the Company is permitted to repurchase up to 3,000,000 shares of its common stock through December 31, 2023. The previous authorization expired on December 31, 2021. Any purchases made pursuant to the program will be made in the open market, in privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rules 10b5-1 and 10b-18 of the Securities and Exchange Commission Act of 1934, as amended. The authorization does not obligate the Company to acquire any particular amount of common shares, or any shares at all, and the program may be suspended or discontinued at the Company's discretion without prior notice.
In the fourth quarter of 2021, the Company repurchased 479,808 shares of common stock with a weighted average price of $2.27. The repurchased stock was not retired and will be accounted for as treasury stock.
Convertible Notes Exchange

    On July 1, 2020, the Company issued an aggregate of 1,354,084 shares of its common stock in exchange for $5.0 million aggregate principal amount of its 2022 Notes. See Note 7 - "Financings" for additional information related to the Exchange Agreement.
Dividends
    To preserve liquidity, the Company suspended its common stick dividend during the first and second quarter of 2020 given extraordinary market volatility driven by uncertainty surrounding the COVID-19 pandemic. Begining in the third quarter of 2020, the Company resumed payment of the quarterly dividend after making progress strengthening its balance sheet and improving liquidity and earnings power of its investment portfolio.
    The following table presents cash dividends declared and paid by the Company on its common stock:

Declaration Date	Record Date	Payment Date	Amount per Share	Tax Characterization
2021
December 21, 2021	December 31, 2021	January 26, 2022	$0.06	Not yet determined	(1)
September 23, 2021	October 4, 2021	October 26, 2021	$0.06	Return of capital
June 22, 2021	July 2, 2021	July 26, 2021	$0.06	Return of capital
March 23, 2021	April 2, 2021	April 26, 2021	$0.06	Return of capital

2020
December 17, 2020	December 28, 2020	January 26, 2021	$0.06	Return of capital	(2)
September 22, 2020	October 2, 2020	October 26, 2020	$0.05	Return of capital

(1)The cash distributions made on January 26, 2022, with a record date of December 31, 2021, are treated as received by stockholders on January 26, 2022 and taxable in calendar year 2022. The tax characterization of these distributions will be determined in January 2023.
(2)The cash distributions made on January 26, 2021, with a record date of December 28, 2020, were treated as received by stockholders on January 26, 2021 and taxable in calendar year 2021 as return of capital.
Note 13—Net Income (Loss) per Common Share
    The table below presents basic and diluted net income (loss) per share of common stock using the two-class method for the years ended December 31, 2021, December 31, 2020 and December 31, 2019 (dollars, other than shares and per share amounts, in thousands):

	For the year ended December 31, 2021	For the year ended December 31, 2020	For the year ended December 31, 2019
Numerator:
Net income (loss) attributable to common stockholders and participating securities for basic and diluted earnings per share	$(48,953)	$(328,354)	$70,699
Less:
Dividends and undistributed earnings allocated to participating securities	89	36	303
Net income (loss) allocable to common stockholders—basic and diluted	$(49,042)	$(328,390)	$70,396
Denominator:
Weighted average common shares outstanding for basic earnings per share	60,747,137	57,411,384	51,278,932
Weighted average common shares outstanding for diluted earnings per share	60,747,137	57,411,384	51,278,932
Basic earnings (loss) per common share	$(0.81)	$(5.72)	$1.37
Diluted earnings (loss) per common share	$(0.81)	$(5.72)	$1.37

    For the years ended December 31, 2021, December 31, 2020 and December 31, 2019, the Company excluded the effects of the convertible senior unsecured notes from the computation of diluted earnings per share since the average market value per share of the Company's common stock was below the exercise price of the convertible senior unsecured notes. For the year ended December 31, 2019, the Company excluded the effects of the warrants from the computation of diluted earnings per share since the average market value per share of the Company’s common stock was below the exercise price of the warrants.
Note 14—Income Taxes
    As a REIT, the Company is not subject to federal income tax to the extent that it makes qualifying distributions to its stockholders and satisfies on a continuing basis, through actual investment and operating results, the REIT requirements including certain asset, income and stock ownership tests.
    Based on the Company's analysis of any potential uncertain income tax positions, the Company concluded that it does not have any uncertain tax positions that meet the recognition or measurement criteria as of December 31, 2021. The Company files U.S. federal and state income tax returns. As of December 31, 2021, U.S. federal tax returns filed by the Company for 2020, 2019 and 2018 and state tax returns filed for 2020, 2019, 2018, 2017 and 2016 are open for examination pursuant to relevant statutes of limitation. In the event that the Company incurs income tax related interest and penalties, the Company's policy is to classify them as a component of its provision for income taxes.
Income Tax Provision
    Subject to the limitation under the REIT asset test rules, the Company is permitted to own up to 100% of the stock of one or more TRS. Currently, the Company owns one TRS that is taxable as a corporation and is subject to federal, state and local income tax on its net income at the applicable corporate rates. The TRS, which was formed in Delaware on July 28, 2014, is a limited liability company and a wholly-owned subsidiary of the Company. For the years ended December 31, 2021, December 31, 2020 and December 31, 2019, the Company recorded a federal and state tax provision of approximately $99 thousand, $396 thousand, and $1.1 million, respectively.
    The following table summarizes the Company's income tax provision for the years ended December 31, 2021, December 31, 2020 and December 31, 2019 (dollars in thousands):

	For the year ended December 31, 2021	For the year ended December 31, 2020	For the year ended December 31, 2019
Current Tax Provision (Benefit)
Federal	$55	$527	$860
State	44	(452)	197
Total Current Provision for Income Taxes, net	99	75	1,057
Deferred Provision (Benefit) for Income Taxes
Federal	—	(85)	—
State	—	406	—
Total Deferred Benefit for Income Taxes, net	—	321	—
Total Income Tax Provision, net	$99	$396	$1,057

Deferred Tax Asset and Deferred Tax Liability

    As of December 31, 2021 and December 31, 2020, the Company recorded a deferred tax asset of approximately $13.0 million and $21.0 million, respectively, relating to capital loss carryforward and temporary differences as a result of the timing of income recognition of certain investments held in the TRS. The capital loss carryforwards may only be recognized to the extent of capital gains. There is uncertainty as to the TRS ability to recognize capital gains in the future. As a result, the Company has concluded it is more likely than not the deferred tax asset will not be realized and has recorded a full valuation allowance.

    In addition, the REIT generated net operating losses ("NOLs") during the year ended December 31, 2021 related to ordinary losses on its MBS portfolio and it generated NOLs for the years ended December 31, 2020 and December 31, 2017, related to its swap terminations, and for its California return a portion of the NOLs is apportioned to the TRS. The Company recorded a deferred state tax asset of $18.6 million and $19.3 million in the REIT and $2.0 million and $2.1 million in the TRS as of December 31, 2021 and December 31, 2020, respectively. The TRS can carryback the NOLs generated during the years ended December 31, 2020 and December 31, 2017 to each of the two preceding years to request a refund for taxes paid. As of December 31, 2021 and December 31, 2020, the Company has concluded it is more likely than not the deferred tax asset relating to the NOLs will not be realized and it has recorded a combined valuation allowance of $20.6 million and $21.4 million, respectively.

    The following tables disclose the components of the Company's deferred tax asset and deferred tax liability at December 31, 2021 and 2020 (dollars in thousands):

Deferred Tax Asset	December 31, 2021	December 31, 2020
Net operating loss available for carry-back and carry-forward (1)	$20,637	$21,402
Net capital loss carry-forward (1)	11,072	11,966
Investments	1,972	9,061
Deferred tax asset	33,681	42,429
Allowance	(33,681)	(42,429)
Net deferred tax asset	$—	$—

Deferred Tax Liability	December 31, 2021	December 31, 2020
Net operating loss available for carry-back and carry-forward	$—	$85
Net deferred tax liability	$—	$85

(1) Net operating loss available for carry-forward begin to expire in 2037. Net capital loss available for carry-forward begin to expire in 2022.

Reconciliation of Tax Rate to Effective Tax Rate

    The Company's effective tax rate differs from its combined federal and state income tax rate primarily due to the deduction of dividends distributions to be paid under Code Section 857(a). The reconciliation of these rates are as follows:

	For the year ended December 31, 2021	For the year ended December 31, 2020
Federal statutory rate	21.0%	21.0%
State statutory rate, net of federal benefit	(4.4)%	1.5%
Other	0.2%	—%
Change in valuation allowance	13.8%	(4.4)%
REIT earnings not subject to corporate taxes	(30.8)%	(18.2)%
Effective Tax Rate	(0.2)%	(0.1)%

Note 15—Commitments and Contingencies
    From time to time, the Company may become involved in various claims, regulatory actions and legal actions arising in the ordinary course of business. Management is not aware of any material contingencies at December 31, 2021 and December 31, 2020, respectively .

Note 16—Subsequent Events
Residential Mortgage-Backed Notes

In February 2022, the Company completed its third securitization of $432.0 million of Residential Whole Loans, issuing $398.9 million of mortgage back notes, The mortgage backed notes were issued by Arroyo Mortgage Trust 2022-1 in five classes with a weighted average fixed interest rate of approximately 3.1% per annum.
Commercial Real Estate Owned

In February 2022, the Company and the other investors sold the unencumbered hotel property for $55.9 million which was foreclosed on in the third quarter of 2022. The Company and the other investors fully recovered their aggregate initial investment of $42.0 million. The Company estimates it will recognize a gain on sale of approximately $6.7 million, based on the December 31, 2021 carrying value.

Western Asset Mortgage Capital Corporation and Subsidiaries
Schedule IV
Mortgage Loans on Real Estate
As of December 31, 2021

$ in thousands Asset Type	Description	Number of Loans	Interest Rate	Maturity Date	Periodic Payment Terms(1)	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages(4)	Principal Amount of Loans Subject to Delinquent Principal or Interest
Residential Whole-Loans and Bridge Loans
Adjustable Rate Residential Mortgage Loan Held in Securitization Trusts	Original Loan Balance $0 - $249,999	434	Hybrid ARM 2.5% to 6.4%	11/01/2041 to 11/01/2051	P&I	$—	$65,285	$68,209	$—
Adjustable Rate Residential Mortgage Loan Held in Securitization Trusts	Original Loan Balance $250,000 - $499,999	656	Hybrid ARM 2.7% to 5.9%	11/01/2034 to 02/01/2055	P&I	—	213,403	222,038	769
Adjustable Rate Residential Mortgage Loan Held in Securitization Trusts	Original Loan Balance $500,000 - $749,999	237	Hybrid ARM 2.5% to 6.3%	04/01/2043 to 11/01/2051	P&I	—	133,682	138,503	1,115
Adjustable Rate Residential Mortgage Loan Held in Securitization Trusts	Original Loan Balance $750,000 - $999,999	100	Hybrid ARM 3.4% to 6.2%	05/01/2043 to 11/01/2051	P&I	—	79,399	82,331	790
Adjustable Rate Residential Mortgage Loan Held in Securitization Trusts	Original Loan Balance $1,000,000 - $1,249,999	35	Hybrid ARM 3.5% to 5.8%	09/01/2043 to 11/01/2051	P&I	—	35,905	37,080	989
Adjustable Rate Residential Mortgage Loan Held in Securitization Trusts	Original Loan Balance $1,250,000 - $1,499,999	22	Hybrid ARM 3.4% to 5.6%	12/01/2041 to 11/01/2051	P&I	—	27,586	28,451	—
Adjustable Rate Residential Mortgage Loan Held in Securitization Trusts	Original Loan Balance $1,500,000 and above	17	Hybrid ARM 2.9% to 6.1%	05/01/2044 to 09/01/2051	P&I	—	30,896	32,043	1,557
Fixed Rate Residential Mortgage Loan Held in Securitization Trusts	Original Loan Balance $0 - $249,999	232	Fixed 3.7% to 7.1%	07/01/2026 to 11/01/2051	P&I	—	35,329	36,951	229
Fixed Rate Residential Mortgage Loan Held in Securitization Trusts	Original Loan Balance $250,000 - $499,999	301	Fixed 2.9% to 7.2%	09/01/2026 to 11/01/2051	P&I	—	106,453	109,780	2,064
Fixed Rate Residential Mortgage Loan Held in Securitization Trusts	Original Loan Balance $500,000 - $749,999	181	Fixed 2.5% to 6.1%	11/01/2033 to 11/01/2055	P&I	—	106,729	109,372	1,625
Fixed Rate Residential Mortgage Loan Held in Securitization Trusts	Original Loan Balance $750,000 - $999,999	78	Fixed 2.9% to 6.4%	11/01/2033 to 11/01/2051	P&I	—	66,170	67,992	805
Fixed Rate Residential Mortgage Loan Held in Securitization Trusts	Original Loan Balance $1,000,000 - $1,249,999	31	Fixed 2.9% to 5.9%	04/01/2048 to 11/01/2051	P&I	—	33,311	34,236	—
Fixed Rate Residential Mortgage Loan Held in Securitization Trusts	Original Loan Balance $1,250,000 - $1,499,999	22	Fixed 2.7% to 6.3%	02/01/2036 to 11/01/2051	P&I	—	28,497	29,285	—
Fixed Rate Residential Mortgage Loan Held in Securitization Trusts	Original Loan Balance $1,500,000 and above	15	Fixed 3.1% to 5.7%	10/01/2048 to 11/01/2051	P&I	—	26,498	27,231	2,271

$ in thousands Asset Type	Description	Number of Loans	Interest Rate	Maturity Date	Periodic Payment Terms(1)	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages(4)	Principal Amount of Loans Subject to Delinquent Principal or Interest
Fixed Rate Residential Bridge Loans Held in Securitization Trusts	Original Loan Balance $0 - $249,999	3	Fixed 9.8% to 12.3%	11/01/2019 to 12/31/2021	Interest Only(2)	—	324	400	144
Fixed Rate Residential Bridge Loans Held in Securitization Trusts	Original Loan Balance $250,000 - $499,999	1	Fixed 11.3%	12/31/2021	Interest Only(2)	—	420	378	420
Fixed Rate Residential Bridge Loans Held in Securitization Trusts	Original Loan Balance $750,000 - $999,999	3	Fixed 8.5% to 10%	12/31/2021 to 01/01/2022	Interest Only(2)	—	2,670	2,473	1,821
Fixed Rate Residential Bridge Loans Held in Securitization Trusts	Original Loan Balance $1,000,000 - $1,249,999	1	Fixed 9%	12/31/2021	Interest Only(2)	—	1,125	1,012	1,125
Fixed Rate Residential Bridge Loans Held in Securitization Trusts	Original Loan Balance $1,250,000 - $1,499,999	1	Fixed 10.8%	12/31/2021	Interest Only(2)	—	1,295	1,165	1,295
Total Residential Whole-Loans and Bridge Loans						$—	$994,977	$1,028,930	$17,019

Commercial Loans
Commercial Loan Held in Securitization Trust	Original Loan Balance $32,000,000	1	LIBOR + 4.1%	07/06/2022	Interest Only(3)	$—	$14,362	$14,362	$—
Commercial Loan	Original Loan Balance $90,000,000	1	LIBOR + 9.25%	06/29/2021	Interest Only(3)	—	90,000	29,113	90,000
Commercial Loan	Original Loan Balance $40,000,000	1	LIBOR + 3.02%	08/06/2022	Interest Only(3)	—	38,367	38,267	—
Commercial Loan	Original Loan Balance $13,206,521	1	LIBOR + 3.75%	11/06/2022	Interest Only(3)	—	13,207	13,033	—
Commercial Loan	Original Loan Balance $24,534,783	1	LIBOR + 3.75%	11/06/2022	Interest Only(3)	—	24,535	24,212	—
Commercial Loan	Original Loan Balance $7,258,696	1	LIBOR + 3.75%	11/06/2022	Interest Only(3)	—	7,259	7,163	—
Commercial Loan	Original Loan Balance $4,425,400	1	LIBOR + 4.85%	12/06/2022	Interest Only(3)	—	4,429	4,422	—
Total Commercial Loans						$—	$192,159	$130,572	$90,000

Securitized Commercial Loans
Commercial Loan Held in Securitization Trust	Original Loan Balance $1,400,000,000	1	Fixed 4.38%	09/15/2025	Interest Only(3)	—	1,385,591	1,355,808	—
Total Securitized Commercial Loans						$—	$1,385,591	$1,355,808	$—

Total Residential and Commercial Loans						$—	$2,572,727	$2,515,310	$107,019

(1) Principal and interest ("P&I")
(2) Residential Bridge Loans are mainly interest only loans with a balloon payment at maturity.
(3) The borrower may prepay the commercial loan in whole or in part at any time in accordance with the terms of the loan agreement.
(4) The carrying value of the reflects the fair value of the mortgage loans.

Reconciliation of Carrying Value of Mortgage Loans on Real Estate:

	2021	2020	2019
Beginning balance	$2,938,556	$2,691,532	$2,493,238
Additions during period:
New mortgage loans	427,848	113,340	2,042,587
Unrealized gains	100,598	—	21,291
Realized gains	35	—	—
Capitalized interest	485	829	—
Mortgage loan of consolidated VIE	—	1,245,287	—
Deductions during period:
Collections of principal	872,612	713,854	1,853,630
Transfer to REO	30,751	419	5,029
Amortization of premium and (discounts), net	(15,053)	(4,805)	5,247
Unrealized losses	63,661	97,089	1,191
Sales of mortgage loans	—	144,259	—
Realized losses	241	10,812	487
Mortgage loan of deconsolidated VIE	—	150,804	—
Balance at end of period	$2,515,310	$2,938,556	$2,691,532

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
The Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2021.
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
Management of the Company has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2021. In making its assessment of internal control over financial reporting, management used the criteria described in "Internal Control—Integrated Framework" (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission, ("COSO"). Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2021 based on criteria in "Internal Control—Integrated Framework" (2013 framework) issued by the COSO.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
(c) Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    Other Information
None.
ITEM 9C. Disclosure Regarding Foreign Jurisdiction That Prevent Inspections
Not applicable.
PART III
ITEM 10.    Directors, Executive Officers and Corporate Governance
The information regarding the Company's directors, executive officers and certain other matters required by Item 401 of Regulation S-K is incorporated herein by reference to the Company's proxy statement relating to its annual meeting of stockholders to be held on or about June 10, 2021 (the "Proxy Statement"), to be filed with the SEC within 120 days after December 31, 2021.
The information regarding compliance with Section 16(a) of the Exchange Act required by Item 405 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2021.
The information regarding the Company's Code of Business Conduct and Ethics required by Item 406 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2021.
The information regarding certain matters pertaining to the Company's corporate governance required by Item 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2021.
ITEM 11.    Executive Compensation.
The information regarding executive compensation and other compensation related matters required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2021.
ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
The tables on equity compensation plan information and beneficial ownership of the Company required by Items 201(d) and 403 of Regulation S-K are incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2021.
ITEM 13.    Certain Relationships and Related Transactions and Director Independence
The information regarding transactions with related persons, promoters and certain control persons and director independence required by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2021.
ITEM 14.    Principal Accounting Fees and Services
The information concerning principal accounting fees and services and the Audit Committee's pre-approval policies and procedures required by Item 9(e) of Schedule 14A is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2021.
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

23.1	Consent of Independent Registered Public Accounting Firm
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

*    Fully or partly previously filed.
+    Management contract or compensatory plan arrangement.

ITEM 16. Form 10-K Summary

None.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN ASSET MORTGAGE CAPITAL CORPORATION
By:	/s/BONNIE M. WONGTRAKOOL Bonnie M. Wongtrakool Chief Executive Officer and Director
March 7, 2022
________________________________________________________________________________________________________________________
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ BONNIE M. WONGTRAKOOL Bonnie M. Wongtrakool Chief Executive Officer and Director (Principal Executive Officer)
March 7, 2022
By:	/s/ LISA MEYER Lisa Meyer President,Chief Financial Officer & Treasurer (Principal Financial and Accounting Officer)
March 7, 2022
By:	/s/ JAMES W. HIRSCHMANN III James W. Hirschmann III Director
March 7, 2022
By:	/s/ EDWARD D. FOX JR. Edward D. Fox Jr. Director
March 7, 2022
By:	/s/ M. CHRISTIAN MITCHELL M. Christian Mitchell Director
March 7, 2022
By:	/s/ RANJIT M. KRIPALANI Ranjit M. Kripalani Director
March 7, 2022
By:	/s/ LISA G. QUATEMAN Lisa G. Quateman Director
March 7, 2022