Form 10-Q
period 2022-03-31
Western Asset Mortgage Capital Corp
filed 2022-05-09
CIK 1465885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
 For the quarterly period ended March 31, 2022

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
47 W 200 South, Suite 200
Salt Lake City, Utah 84101
(Address of Registrant’s principal executive offices)

(801) 952-3390
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

As of May 5, 2022 there were 60,380,105 shares, par value $0.01, of the registrant’s common stock outstanding.

Part I
ITEM I. Financial Statements

Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands—except share and per share data)
(Unaudited)

	March 31, 2022	December 31, 2021
Assets:
Cash and cash equivalents	$42,849	$40,193
Restricted cash	257	260
Agency mortgage-backed securities, at fair value ($300 and $1,172 pledged as collateral, at fair value, respectively)	940	1,172
Non-Agency mortgage-backed securities, at fair value ($142,665 and $123,947 pledged as collateral, at fair value, respectively)	169,497	133,127
Other securities, at fair value ($49,040 and $51,648 pledged as collateral, at fair value, respectively)	49,040	51,648
Residential Whole Loans, at fair value ($1,002,710 and $1,023,502 pledged as collateral, at fair value, respectively)	1,002,710	1,023,502
Residential Bridge Loans, at fair value ($5,129 and $5,207 pledged as collateral, at fair value, respectively)	5,350	5,428
Securitized commercial loans, at fair value	1,288,943	1,355,808
Commercial Loans, at fair value ($101,435 and $101,459 pledged as collateral, at fair value, respectively)	128,495	130,572
Investment related receivable	20,882	22,133
Interest receivable	10,960	11,823
Due from counterparties	8,819	4,565
Derivative assets, at fair value	3,602	105
Other assets	2,265	45,364
Total Assets (1)	$2,734,609	$2,825,700

Liabilities and Equity:
Liabilities:
Repurchase agreements, net	$342,380	$617,189
Convertible senior unsecured notes, net	116,347	119,168
Securitized debt, net ($1,654,333 and $1,344,370 at fair value and $171,013 and $180,116 held by affiliates, respectively)	2,092,482	1,863,488
Interest payable (includes $699 and $699 on securitized debt held by affiliates, respectively)	8,241	10,272
Derivative liability, at fair value	2,335	602
Accounts payable and accrued expenses	2,277	4,842
Payable to affiliate	2,691	1,925
Dividend payable	2,415	3,623
Other liabilities	291	262
Total Liabilities (2)	2,569,459	2,621,371

Commitments and contingencies (Note 15)

Stockholders’ Equity:
Common stock: $0.01 par value, 500,000,000 shares authorized, 60,380,105 and 60,380,105 outstanding, respectively	609	609
Preferred stock, $0.01 par value, 100,000,000 shares authorized and no shares outstanding	—	—
Treasury stock, at cost, 579,808 and 579,808 shares held, respectively	(1,665)	(1,665)
Additional paid-in capital	918,325	918,146
Retained earnings (accumulated deficit)	(752,263)	(723,981)
Total Stockholders’ Equity	165,006	193,109
Non-controlling interest	144	11,220
Total Equity	165,150	204,329
Total Liabilities and Equity	$2,734,609	$2,825,700
 See notes to unaudited consolidated financial statements.
Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Balance Sheets (Continued)
(in thousands — except share and per share data)
(Unaudited)

	March 31, 2022	December 31, 2021
(1) Assets of consolidated VIEs included in the total assets above:
Cash and cash equivalents	$—	$266
Restricted cash	257	260
Residential Whole Loans, at fair value ($1,002,710 and $1,023,502 pledged as collateral, at fair value, respectively)	1,002,710	1,023,502
Residential Bridge Loans, at fair value ($5,129 and $5,207 pledged as collateral, at fair value, respectively)	5,129	5,207
Securitized commercial loans, at fair value	1,288,943	1,355,808
Commercial Loans, at fair value ($14,362 and $14,362 pledged as collateral, at fair value, respectively)	14,362	14,362
Investment related receivable	20,836	22,087
Interest receivable	9,539	10,572
Total assets of consolidated VIEs	$2,341,776	$2,432,064

(2) Liabilities of consolidated VIEs included in the total liabilities above:
Securitized debt, net ($1,654,333 and $1,344,370 at fair value and $171,013 and $180,116 held by affiliates, respectively)	$2,092,482	$1,863,488
Interest payable (includes $699 and $699 on securitized debt held by affiliates, respectively)	7,222	6,480
Accounts payable and accrued expenses	75	78
Other liabilities	257	260
Total liabilities of consolidated VIEs	$2,100,036	$1,870,306

See notes to unaudited consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Statements of Operations
(in thousands—except share and per share data)
(Unaudited)

	For the three months ended March 31, 2022	For the three months ended March 31, 2021
Net Interest Income
Interest income	$35,642	$46,017
Interest expense (includes $3,443 and $3,693 on securitized debt held by affiliates, respectively)	31,359	36,769
Net Interest Income	4,283	9,248

Other Income (Loss)
Realized gain (loss), net	12,145	(5,725)
Unrealized gain (loss), net	(38,903)	9,050
Gain (loss) on derivative instruments, net	6,936	26
Other, net	(145)	(28)
Other Income (Loss)	(19,967)	3,323

Expenses
Management fee to affiliate	1,100	1,477
Other operating expenses	296	392
Transaction costs	2,611	—
General and administrative expenses:
Compensation expense	498	708
Professional fees	1,256	879
Other general and administrative expenses	736	1,062
Total general and administrative expenses	2,490	2,649
Total Expenses	6,497	4,518

Income (loss) before income taxes	(22,181)	8,053
Income tax provision	56	98
Net income (loss)	(22,237)	7,955
Net income attributable to non-controlling interest	3,616	2
Net income (loss) attributable to common stockholders and participating securities	$(25,853)	$7,953

Net income (loss) per Common Share — Basic	$(0.43)	$0.13
Net income (loss) per Common Share — Diluted	$(0.43)	$0.13

.
See notes to unaudited consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Statements of Changes in Equity
(in thousands—except shares and share data)
(Unaudited)

	Three Months Ended March 31, 2022
	Common Stock Outstanding		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Stockholders' Equity	Non-Controlling Interest	Total Equity
	Shares	Par
Balance at December 31, 2021	60,380,105	$609	$918,146	$(723,981)	$(1,665)	$193,109	$11,220	$204,329
Equity distribution	—	—	—	—	—	—	(14,690)	(14,690)
Vesting of restricted stock	—	—	165	—	—	165	—	165
Net income (loss)	—	—	—	(25,853)	—	(25,853)	3,616	(22,237)
Dividends declared on non-controlling interest	—	—	—	—	—	—	(2)	(2)
Dividends declared on common stock	—	—	14	(2,429)	—	(2,415)	—	(2,415)
Balance at March 31, 2022	60,380,105	$609	$918,325	$(752,263)	$(1,665)	$165,006	$144	$165,150

	Three Months Ended March 31, 2021
	Common Stock Outstanding		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Stockholders' Equity	Non-Controlling Interest	Total Equity
	Shares	Par
Balance at December 31, 2020	60,812,701	$609	$915,458	$(660,377)	$(578)	$255,112	$2	$255,114
Vesting of restricted stock	—	—	183	—	—	183	—	183
Net loss	—	—	—	7,953	—	7,953	2	7,955
Dividends declared on non-controlling interest	—	—	—	—	—	—	(2)	(2)
Dividends declared on common stock	—	—	18	(3,667)	—	(3,649)	—	(3,649)
Balance at March 31, 2021	60,812,701	$609	$915,659	$(656,091)	$(578)	$259,599	$2	$259,601

See notes to unaudited consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows (in thousands)
(Unaudited)

	For the three months ended March 31, 2022	For the three months ended March 31, 2021
Cash flows from operating activities:
Net income (loss)	$(22,237)	$7,955
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Premium amortization and (discount accretion), net	2,228	(170)
Interest income earned added to principal of investments	(64)	(174)
Amortization of deferred financing costs	653	1,367
Amortization of discount on convertible senior unsecured notes	223	245
Restricted stock amortization	165	182
Premium on purchase of Residential Whole Loans	(2,139)	—
Unrealized (gain) loss, net	38,903	(9,050)
Realized (gain) loss on extinguishment of convertible senior notes	53	(240)
Realized gain on sale of real estate owned ("REO")	(12,198)	—
Unrealized (gain) loss on derivative instruments, net	(1,655)	17
Realized loss on investments, net	—	5,965
Changes in operating assets and liabilities:
Interest receivable	863	456
Investment related receivable	—	177
Other assets	616	587
Interest payable	(2,031)	(3,128)
Accounts payable and accrued expenses	(2,563)	(259)
Payable to affiliate	766	(10)
Other liabilities	30	(1)
Net cash provided by operating activities	1,613	3,919

Cash flows from investing activities:
Purchase of securities	(39,952)	—
Proceeds from sale of REO	54,681	—
Principal repayments and basis recovered on securities	907	1,041
Purchase of Residential Whole Loans	(116,954)	—
Principal repayments on Residential Whole Loans	96,808	90,663
Principal repayments on commercial loans	4	148
Principal repayments on securitized commercial loans	—	51,167
Principal repayments on Residential Bridge Loans	117	2,183
Due from counterparties	100	—
Net cash (used in) provided by investing activities	(4,289)	145,202

Cash flows from financing activities:
Payment of offering costs	(2)	(24)
Payments on extinguishment of convertible senior unsecured notes	(3,408)	(6,315)
Proceeds from repurchase agreement borrowings	1,000,942	726,551
Repayments of repurchase agreement borrowings	(1,275,751)	(737,018)
Proceeds from securitized debt	397,934	—
Repayments of securitized debt	(91,716)	(136,119)
Payments made for deferred financing costs	—	(2)
Due from counterparties, net	(4,354)	1,262
Due to counterparties, net	—	(260)
Increase (decrease) in other liabilities	(3)	(51,802)
Equity distributions to non-controlling interest	(14,690)	—
Dividends paid on common stock	(3,623)	(3,649)
Net cash provided by (used in) financing activities	5,329	(207,376)

Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Continued) (in thousands)
(Unaudited)

	For the three months ended March 31, 2022	For the three months ended March 31, 2021
Net increase (decrease) in cash, cash equivalents and restricted cash	2,653	(58,255)
Cash, cash equivalents and restricted cash, beginning of period	40,453	107,745
Cash, cash equivalents and restricted cash, end of period	$43,106	$49,490

Supplemental disclosure of operating cash flow information:
Interest paid	$26,657	$32,294
Supplemental disclosure of non-cash financing/investing activities:
Dividends and distributions declared, not paid	$2,415	$3,649
Dividends to non-controlling interest, not paid	$2	$2
Principal payments of Residential Whole Loans, not settled	$20,731	$31,239
Principal payments of Residential Bridge Loans, not settled	$151	$—
Other assets - Transfer of Bridge Loans to REO	$—	$684

Reconciliation of cash, cash equivalents and restricted cash reported in the Consolidated Balance Sheets:
Cash and cash equivalents	$42,849	$25,159
Restricted cash	257	24,331
Total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$43,106	$49,490

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

Note 1 — Organization

Western Asset Mortgage Capital Corporation, a Delaware corporation, and its subsidiaries (the “Company”), commenced operations in May 2012. The Company invests in, finances and manages a portfolio of real estate related securities, Whole Loans and other financial assets.  The Company’s current portfolio is comprised of Non-Qualified ("Non-QM") Residential Whole Loans, Non-Agency RMBS, Commercial Loans, Non-Agency CMBS and to a lesser extent Agency RMBS, GSE Risk Transfer Securities, Residential Bridge Loans, and asset-backed securities (“ABS”) secured by a portfolio of private student loans.  The Company’s investment strategy is based on Western Asset Management Company, LLC’s (the “Manager”) perspective of which mix of portfolio assets it believes provides the Company with the best risk-reward opportunities at any given time.  The Company's current investment strategy will focus on residential real estate related investments, including but not limited to non-qualified mortgage loans, Non-Agency RMBS, and other related investments. The Manager will vary the allocation among these asset classes subject to maintaining the Company’s qualification as a REIT and maintaining its exemption from the Investment Company Act of 1940, as amended (the “1940 Act”).  These restrictions limit the Company’s ability to invest in non-qualified MBS, non-real estate assets and/or assets which are not secured by real estate.  Accordingly, the Company’s portfolio will continue to be principally invested in qualifying MBS, Whole Loans and other real estate related assets.

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

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited financial statements and related notes have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial reporting in accordance with Article 10 of Regulation S-X and the instructions to Form 10-Q. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary have been made to state fairly the Company’s financial position, results of operations and cash flows. The results of operations for the period ended March 31, 2022, are not necessarily indicative of the results to be expected for the full year or any future period. These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 8, 2022.

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

Impact of the COVID-19 Pandemic

The global impact of the COVID-19 pandemic continues to evolve rapidly. Beginning with the quarter ended March 31, 2020, the COVID-19 pandemic, created extensive disruptions to the global economy and the lives of individuals throughout the world. Governments and businesses took unprecedented actions to contain the spread of COVID-19 and to mitigate its effects, including vaccination efforts, face covering mandates, quarantines, travel bans, shelter-in-place orders, closures of businesses and schools, fiscal stimulus, and legislation designed to deliver monetary aid and other relief. With the roll out of the vaccines and the decline in COVID-19 cases many of these restrictions were lifted in 2021. While the overall economy is showing signs of recovery from the impacts of COVID-19, workforce shortages, global supply chain bottlenecks and shortages, inflation, as well as the emergence of new COVID-19 variants, are impacting the pace of recovery. The extent of the future effects of COVID-19 on our business, results of operations, cash flows, and growth prospects is still highly uncertain and will ultimately depend on future COVID-19 developments, none of which can be predicted with any certainty.

Significant Accounting Policies

    There have been no significant changes to our accounting policies included in Note 2 to the consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2021.

Recently adopted accounting pronouncements

Description	Adoption Date	Effect on Financial Statements

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
	January 1, 2022	The adoption of this standard did not have a material impact on the Company's consolidated financial statements due to the limited nature of such transactions.

Recently issued accounting pronouncements

Description	Effective Date	Effect on Financial Statements

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

Note 3 — Fair Value of Financial Instruments

The following tables present the Company’s financial instruments carried at fair value as of March 31, 2022 and December 31, 2021, based upon the valuation hierarchy (dollars in thousands):

	March 31, 2022
	Fair Value
	Level I	Level II	Level III	Total
Assets
Agency RMBS Interest-Only Strips	$—	$—	$62	$62
Agency RMBS Interest-Only Strips accounted for as derivatives, included in MBS	—	—	878	878
Subtotal Agency MBS	—	—	940	940

Non-Agency CMBS	—	99,808	5,478	105,286
Non-Agency RMBS	—	63,030	—	63,030
Non-Agency RMBS Interest-Only Strips	—	—	1,181	1,181
Subtotal Non-Agency MBS	—	162,838	6,659	169,497

Other securities	—	49,040	—	49,040
Total mortgage-backed securities and other securities	—	211,878	7,599	219,477

Residential Whole Loans	—	—	1,002,710	1,002,710
Residential Bridge Loans	—	—	5,350	5,350
Securitized commercial loans	—	—	1,288,943	1,288,943
Commercial Loans	—	—	128,495	128,495
Derivative assets	—	3,602	—	3,602
Total Assets	$—	$215,480	$2,433,097	$2,648,577

Liabilities
Derivative liabilities	$—	$2,335	$—	$2,335
Securitized debt	—	1,639,414	14,919	1,654,333
Total Liabilities	$—	$1,641,749	$14,919	$1,656,668

	December 31, 2021
	Fair Value
	Level I	Level II	Level III	Total
Assets
Agency RMBS Interest-Only Strips	$—	$—	$114	$114
Agency RMBS Interest-Only Strips accounted for as derivatives, included in MBS	—	—	1,058	1,058
Subtotal Agency MBS	—	—	1,172	1,172

Non-Agency CMBS	—	99,630	5,728	105,358
Non-Agency RMBS	—	25,652	—	25,652
Non-Agency RMBS Interest-Only Strips	—	—	2,117	2,117
Subtotal Non-Agency MBS	—	125,282	7,845	133,127

Other securities	—	51,648	—	51,648
Total mortgage-backed securities and other securities	—	176,930	9,017	185,947

Residential Whole Loans	—	—	1,023,502	1,023,502
Residential Bridge Loans	—	—	5,428	5,428
Securitized commercial loan	—	—	1,355,808	1,355,808
Commercial Loans	—	—	130,572	130,572
Derivative assets	—	105	—	105
Total Assets	$—	$177,035	$2,524,327	$2,701,362

Liabilities
Derivative liabilities	$—	$602	$—	$602
Securitized debt	—	1,329,451	14,919	1,344,370
Total Liabilities	$—	$1,330,053	$14,919	$1,344,972

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

Residential Whole Loans and Residential Bridge Loans

Values for the Company's Residential Whole Loans and Bridge Loans are based upon prices obtained from an independent third party pricing service that specializes in loan valuation, utilizing a discounted cash flow valuation model that is calibrated to recent loan trade execution. Their valuation methodology incorporates commonly used market pricing methods, which include the inputs considered most significant to the determination of fair value of the Company's Residential Whole Loans and Residential Bridge Loans. The key loan inputs include loan balance, interest rate, loan to value, delinquencies and fair value of the collateral for collateral dependent loans. The assumptions made by the independent third-party pricing service includes the market discount rate, default assumptions and loss severity. Other inputs and assumptions relevant to the pricing of Residential Whole Loans include FICO scores and prepayment speeds.

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

Derivatives

Values for the Company's derivatives are based upon prices from third party pricing services, whose pricing is subject to review by the Manager’s pricing committee. In valuing its over-the-counter interest rate derivatives, such as swaps and swaptions, its currency derivatives, such as swaps and forwards and credit derivatives such as total return swaps, the Company considers the creditworthiness of both the Company and its counterparties, along with collateral provisions contained in each derivative agreement, from the perspective of both the Company and its counterparties. No credit valuation adjustment was made in determining the fair value of interest rate derivatives and/or futures contracts for the periods ended March 31, 2022 and December 31, 2021.

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
The following tables present a summary of the available quantitative information about the significant unobservable inputs used in the fair value measurement of financial instruments for which the Company has utilized Level III inputs to determine fair value as of March 31, 2022 and December 31, 2021 (dollars in thousands):

	Fair Value at			Range
	March 31, 2022	Valuation Technique	Unobservable Input	Minimum	Maximum		Weighted Average

Residential Whole Loans	$1,002,710	Discounted Cash Flow	Market Discount Rate	4.6%	7.5%		5.2%
			Weighted Average Life	1.8	10.2		4.1
Residential Bridge Loans	$5,350	Discounted Cash Flow	Market Discount Rate	13.1%	20.1%	(1)	15.2%
			Weighted Average Life	0.3	3.8		2.7
Commercial Loans	$128,495	Discounted Cash Flow	Market Discount Rate	5.6%	24.8%		10.5%
			Weighted Average Life	0.3	4.1		1.2

	Fair Value at			Range
	December 31, 2021	Valuation Technique	Unobservable Input	Minimum	Maximum		Weighted Average

Residential Whole Loans	$1,023,502	Discounted Cash Flow	Market Discount Rate	2.6%	7.5%		3.5%
			Weighted Average Life	1.4	8.9		3.1
Residential Bridge Loans	$5,428	Discounted Cash Flow	Market Discount Rate	9.8%	23.1%	(1)	17.2%
			Weighted Average Life	0.3	3.6		2.4
Commercial Loans	$130,572	Discounted Cash Flow	Market Discount Rate	4.5%	21.7%		9.3%
			Weighted Average Life	0.5	2.8		1.2

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

The following tables present additional information about the Company’s financial instruments which are measured at fair value on a recurring basis for which the Company has utilized Level III inputs to determine fair value:

	Three months ended March 31, 2022
$ in thousands	Agency MBS	Non-Agency MBS	Residential Whole Loans	Residential Bridge Loans	Commercial Loans	Securitized commercial loans	Securitized debt
Beginning balance	$1,172	$7,845	$1,023,502	$5,428	$130,572	$1,355,808	$14,919
Transfers into Level III from Level II	—	—	—	—	—	—	—
Transfers from Level III into Level II	—	—	—	—	—	—	—
Purchases	—	—	118,738	—	—	—	—
Loan modifications / capitalized interest	—	—	64	—	—	—	—
Principal repayments	—	—	(95,224)	(105)	(4)	—	—
Total net gains / losses included in net income
Unrealized gains/(losses), net on assets(1)	(157)	(1,104)	(42,327)	27	(2,073)	(73,564)	—
Unrealized (gains)/losses, net on liabilities(2)	—	—	—	—	—	—	811
Premium and discount amortization, net	(75)	(82)	(2,043)	—	—	6,699	(811)
Ending balance	$940	$6,659	$1,002,710	$5,350	$128,495	$1,288,943	$14,919

Unrealized gains/(losses), net on assets held at the end of the period(1)	$(157)	$(1,104)	$(40,637)	$25	$(2,073)	$(73,564)	$—
Unrealized gains/(losses), net on liabilities held at the end of the period(2)	$—	$—	$—	$—	$—	$—	$(811)

	Three months ended March 31, 2021
$ in thousands	Agency MBS	Non-Agency MBS	Other Securities	Residential Whole Loans	Residential Bridge Loans	Commercial Loans	Securitized commercial loan	Securitized debt
Beginning balance	$1,708	$34,369	$8,593	$1,008,782	$12,813	$310,523	$1,605,335	$15,418
Transfers into Level III from Level II	—	—	—	—	—	—	—	—
Transfers from Level III into Level II	—	—	—	—	—	—	—	—
Transfers to REO	—	—	—	—	(684)	—	—	—
Loan modifications / capitalized interest	—	—	—	174	—	—	—	—
Principal repayments	—	(119)	—	(95,015)	(1,082)	(148)	(51,168)	—
Total net gains / losses included in net income			0
Realized gains/(losses), net on assets	—	—	—	—	(36)	—	—	—
Unrealized gains/(losses), net on assets(1)	25	1,302	426	16,805	203	1,622	75,810	—
Unrealized (gains)/losses, net on liabilities(2)	—	—	—	—	—	—	—	776
Premium and discount amortization, net	(104)	66	37	(1,531)	(2)	64	6,150	(1,248)
Ending balance	$1,629	$35,618	$9,056	$929,215	$11,212	$312,061	$1,636,127	$14,946

Unrealized gains/(losses), net on assets held at the end of the period(1)	$25	$1,302	$426	$17,525	$58	$1,622	$75,810	$—
Unrealized gains/(losses), net on liabilities held at the end of the period(2)	$—	$—	$—	$—	$—	$—	$—	$(776)

(1)Gains and losses are included in "Unrealized gain (loss), net" in the Consolidated Statements of Operations.
(2)Gains and losses on securitized debt are included in "Unrealized gain (loss), net" in the Consolidated Statements of Operations.

The Company did not have transfers between either Level I and Level II or Level I and Level III for the three months ended March 31, 2022 and March 31, 2021.

Other Fair Value Disclosures

The Company's repurchase agreement borrowings, convertible senior unsecured notes and securitized debt are not carried at fair value in the consolidated financial statements.

Borrowings under repurchase agreements

The fair values of the Company's repurchase agreements approximates the carrying value due to the floating interest rates that are based on an index plus a spread, which is typically consistent with those demanded in the market and the short-term maturities of generally one year or less. The Company's repurchase agreements are classified as Level II.

The following table presents the carrying value and estimated fair value of the Company’s convertible senior unsecured notes and securitized debt that are not carried at fair value as of March 31, 2022 and December 31, 2021 in the consolidated financial statements (dollars in thousands):

	March 31, 2022		December 31, 2021
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Liabilities
Convertible senior unsecured notes	116,347	114,846	119,168	122,133
Securitized debt(1)	443,339	434,066	524,649	528,046
Total	$559,686	$548,912	$643,817	$650,179

(1) Carrying value excludes $5.2 million and $5.5 million of deferred financing costs as of March 31, 2022 and December 31, 2021, respectively.
"Due from counterparties" and "Due to counterparties" in the Company’s Consolidated Balance Sheets are reflected at cost which approximates fair value.

Convertible senior unsecured notes

The fair value of the convertible senior unsecured notes is based on quoted market prices. Accordingly, the Company's convertible senior unsecured notes are classified as Level I.

Securitized debt

Values for the Company's securitized debt, related to the securitization of a portion of its Residential Whole Loans, are based upon prices obtained from independent third party pricing services. The valuation methodology of the third party pricing services incorporates market information and commonly used market pricing methods, which include actual trades and quoted prices for similar or identical instruments. In determining the proper fair value hierarchy or level, the Company considers the amount of available observable market data for each security. Since the securitized debt represents traded debt securities, the Manager's pricing team reviews the trade activity during the quarter for each security to determine the appropriate level within the fair value hierarchy. If there is sufficient trade data above a predetermined threshold, the Manager determines it has sufficient observable market data and the debt security will be categorized as a Level II. If there is not sufficient observable market data the debt security will be categorized as a Level III. At March 31, 2022, there was $1.6 billion of securitized debt classified as a Level II, while $14.9 million was classified as a Level III because there was not sufficient market data for the debt to be classified as Level II.

Note 4 – Mortgage-Backed Securities and other securities

The following tables present certain information about the Company’s investment portfolio at March 31, 2022 and December 31, 2021 (dollars in thousands):

	March 31, 2022
	Principal Balance	Unamortized Premium (Discount), net	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Net Weighted Average Coupon
Agency RMBS Interest-Only Strips (1)(2)	N/A	N/A	$55	$7	$—	$62	1.1%
Agency RMBS Interest-Only Strips, accounted for as derivatives (1) (2)	N/A	N/A	N/A	N/A	N/A	878	1.8%
Total Agency MBS	—	—	55	7	—	940	1.7%

Non-Agency RMBS	76,855	(14,718)	62,137	2,648	(1,755)	63,030	4.1%
Non-Agency RMBS Interest- Only Strips (1)	N/A	N/A	5,492	—	(4,311)	1,181	0.3%
Subtotal Non-Agency RMBS	76,855	(14,718)	67,629	2,648	(6,066)	64,211	1.4%
Non-Agency CMBS	178,974	(13,489)	165,485	1,184	(61,383)	105,286	5.4%
Total Non-Agency MBS	255,829	(28,207)	233,114	3,832	(67,449)	169,497	3.2%

Other securities (3)	51,130	(8,426)	47,402	3,921	(2,283)	49,040	5.5%
Total	$306,959	$(36,633)	$280,571	$7,760	$(69,732)	$219,477	3.4%

	December 31, 2021
	Principal Balance	Unamortized Premium (Discount), net	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Net Weighted Average Coupon(4)
Agency RMBS Interest-Only Strips (1)	N/A	N/A	$59	$55	$—	$114	1.3%
Agency RMBS Interest-Only Strips, accounted for as derivatives (1) (2)	N/A	N/A	N/A	N/A	N/A	1,058	1.3%
Total Agency MBS	—	—	59	55	—	1,172	1.3%

Non-Agency RMBS	36,147	(13,936)	22,211	3,476	(35)	25,652	4.3%
Non-Agency RMBS Interest- Only Strips (1)	N/A	N/A	5,608	—	(3,491)	2,117	0.3%
Subtotal Non-Agency RMBS	36,147	(13,936)	27,819	3,476	(3,526)	27,769	1.0%
Non-Agency CMBS	179,619	(13,088)	166,531	1,543	(62,716)	105,358	5.4%
Total Non-Agency MBS	215,766	(27,024)	194,350	5,019	(66,242)	133,127	3.0%

Other securities (3)	51,159	(8,229)	47,652	4,209	(213)	51,648	5.6%
Total	$266,925	$(35,253)	$242,061	$9,283	$(66,455)	$185,947	3.2%

(1)    IOs and IIOs have no principal balances and bear interest based on a notional balance.  The notional balance is used solely to determine interest distributions on interest-only class of securities.  At March 31, 2022, the notional balance for Agency RMBS IOs and IIOs, Non-Agency RMBS IOs and IIO and Agency RMBS IOs and IIOs, accounted for as derivatives was $2.7 million, $165.3 million and $15.7 million, respectively.  At December 31, 2021, the notional balance for Agency RMBS IOs and IIOs, Non-Agency RMBS IOs and IIOs and Agency RMBS IOs and IIOs, accounted for as derivatives was $2.9 million, $181.0 million and $16.8 million, respectively.
(2)     Interest on these securities is reported as a component of "Gain (loss) on derivative instruments, net" in the Consolidated Statements of Operations.
(3)     Other securities include residual interests in ABS which have no principal balance and an amortized cost of approximately $4.7 million and $4.7 million, as of March 31, 2022 and December 31, 2021, respectively.
(4)     The calculation of the weighted average coupon rate includes the weighted average coupon rates of IOs and IIOs accounted for as derivatives using their notional amounts.

As of March 31, 2022 and December 31, 2021 the weighted average expected remaining term of the MBS and other securities investment portfolio was 8.4 years and 5.9 years, respectively.

The following tables present the fair value and contractual maturities of the Company’s investment securities at March 31, 2022 and December 31, 2021 (dollars in thousands):

	March 31, 2022
	< or equal to 10 years	> 10 years and < or equal to 20 years	> 20 years and < or equal to 30 years	> 30 years	Total
Agency RMBS Interest-Only Strips	$—	$—	$62	$—	$62
Agency RMBS Interest-Only Strips accounted for as derivatives	—	878	—	—	878
Subtotal Agency	—	878	62	—	940

Non-Agency CMBS	66,687	16,749	21,814	36	105,286
Non-Agency RMBS	—	12,583	17,389	33,058	63,030
Non-Agency RMBS Interest- Only Strips	—	—	73	1,108	1,181
Subtotal Non-Agency	66,687	29,332	39,276	34,202	169,497

Other securities	8,729	3,955	24,177	12,179	49,040
Total	$75,416	$34,165	$63,515	$46,381	$219,477

	December 31, 2021
	< or equal to 10 years	> 10 years and < or equal to 20 years	> 20 years and < or equal to 30 years	> 30 years	Total
Agency RMBS Interest-Only Strips	$—	$—	$114	$—	$114
Agency RMBS Interest-Only Strips accounted for as derivatives	—	1,058	—	—	1,058
Subtotal Agency	—	1,058	114	—	1,172

Non-Agency CMBS	66,384	17,644	21,171	159	105,358
Non-Agency RMBS	—	—	10,282	15,370	25,652
Non-Agency RMBS Interest- Only Strips	—	—	106	2,011	2,117
Subtotal Non-Agency	66,384	17,644	31,559	17,540	133,127

Other securities	9,255	4,266	25,653	12,474	51,648
Total	$75,639	$22,968	$57,326	$30,014	$185,947

The following tables present the gross unrealized losses and estimated fair value of the Company’s MBS and other securities by length of time that such securities have been in a continuous unrealized loss position at March 31, 2022 and December 31, 2021 (dollars in thousands):

	March 31, 2022
	Less than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Non-Agency CMBS	$—	$—	—	$96,209	$(61,383)	16	$96,209	$(61,383)	16
Non-Agency RMBS	46,043	(1,702)	8	178	(53)	1	46,221	(1,755)	9
Non-Agency RMBS Interest-Only Strips	—	—	—	1,180	(4,311)	4	1,180	(4,311)	4
Subtotal Non-Agency	46,043	(1,702)	8	97,567	(65,747)	21	143,610	(67,449)	29

Other securities	20,238	(1,464)	3	8,423	(819)	4	28,661	(2,283)	7
Total	$66,281	$(3,166)	11	$105,990	$(66,566)	25	$172,271	$(69,732)	36

	December 31, 2021
	Less than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Non-Agency CMBS	$—	$—	—	$96,080	$(62,716)	16	$96,080	$(62,716)	16
Non-Agency RMBS	—	—	—	201	(35)	1	201	(35)	1
Non-Agency RMBS Interest-Only Strips	—	—	—	2,117	(3,491)	4	2,117	(3,491)	4
Subtotal Non-Agency	—	—	—	98,398	(66,242)	21	98,398	(66,242)	21

Other securities	—	—	—	9,022	(213)	4	9,022	(213)	4
Total	$—	$—	—	$107,420	$(66,455)	25	$107,420	$(66,455)	25

The following table presents components of interest income on the Company’s MBS and other securities for the three months ended March 31, 2022 and March 31, 2021, respectively (dollars in thousands):

	Three months ended March 31, 2022			Three months ended March 31, 2021
	Coupon Interest	Net (Premium Amortization/Amortization Basis) Discount Accretion	Interest Income	Coupon Interest	Net (Premium Amortization/Amortization Basis) Discount Accretion	Interest Income
Agency RMBS	$8	$(4)	$4	$15	$(11)	$4
Non-Agency CMBS	2,972	(402)	2,570	2,337	2,430	4,767
Non-Agency RMBS	545	(15)	530	413	(58)	355
Other securities	888	(234)	654	1,591	(769)	822
Total	$4,413	$(655)	$3,758	$4,356	$1,592	$5,948

The following table presents the sales and realized gain (loss) of the Company’s MBS and other securities for the three months ended March 31, 2022 and March 31, 2021, respectively (dollars in thousands):

	Three months ended March 31, 2022				Three months ended March 31, 2021
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Non-Agency CMBS(1)	$—	$—	$—	$—	$—	$—	$(5,929)	$(5,929)
Total	$—	$—	$—	$—	$—	$—	$(5,929)	$(5,929)

(1)    There were no sales of Non-Agency CMBS in the three months ended March 31, 2022. The realized loss for the three months ended March 31, 2021 was attributable to a legacy Non-Agency CMBS bond that factored down to zero from a cash shortfall in the securitization.

Unconsolidated CMBS VIEs

The Company’s economic interests held in unconsolidated CMBS VIEs are limited in nature to those of a passive holder of CMBS issued by securitization trusts; the Company was not involved in the design or creation of the securitization trusts. The Company evaluates its CMBS holdings, for potential consolidation of the securitized trust, in which it owns the most subordinate tranche or a portion of the controlling class. As of both March 31, 2022 and December 31, 2021, the Company held five variable interests in unconsolidated CMBS VIEs, respectively, in which it either owned the most subordinate class or a portion of the controlling class. The Company determined it was not the primary beneficiary and accordingly, the CMBS VIEs were not consolidated in the Company’s consolidated financial statements. As of March 31, 2022 and December 31, 2021, the Company’s maximum exposure to loss from these variable interests did not exceed the carrying value of these investments of $27.7 million and $26.5 million, respectively. These investments are classified in "Non-Agency mortgage-backed securities, at fair value" in the Company’s Consolidated Balance Sheets. Further, as of March 31, 2022 and December 31, 2021, the Company did not guarantee any obligations of unconsolidated entities or enter into any commitment or intent to provide funding to any such entities.

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

As of March 31, 2022 and December 31, 2021, the RMI 2015 Trust owns 356 and 770 Non-QM Residential Whole Loans with a fair value of $120.2 million and $451.7 million, respectively. The loans are financed under the Company's Residential Whole Loan Facility, and the Company holds the financing liability outside the RMI 2015 Trust. Refer to Note 7 - Financings for details.

Arroyo Mortgage Trust 2019-2

In May 2019, the Company formed Arroyo Mortgage Trust 2019-2 ("Arroyo Trust 2019"), a wholly-owned subsidiary of the Company, to complete its first residential mortgage-backed securitization comprised of $945.5 million of Non-QM Residential Whole Loans, to a wholly-owned subsidiary of the Company, Arroyo Mortgage Trust 2019-2 (the "Arroyo Trust 2019"). The Arroyo Trust 2019 issued $919.0 million of mortgage-backed notes and retained all the subordinate and residual debt securities ("Owner Certificates"), which includes the required 5% eligible risk retention. Refer to Note 7 - "Financings" for details. The Company consolidates the trust since it met the definition of a VIE and the Company determined that it was the primary beneficiary. The Company classifies the underlying Non-QM Residential Whole Loans in "Residential Whole Loans, at fair value" in the Consolidated Balance Sheets and eliminated the intercompany Owner Certificates in consolidation.

As of March 31, 2022 and December 31, 2021, the Arroyo Trust 2019 owns 926 and 1,042 Non-QM Residential Whole Loans with a fair value of $310.6 million and $374.3 million, respectively.

Arroyo Mortgage Trust 2020-1

In June 2020, the Company formed Arroyo Mortgage Trust 2020-1 ("Arroyo Trust 2020"), a wholly-owned subsidiary of the Company, to complete its second residential mortgage-backed securitization comprised of $355.8 million of Non-QM Residential Whole Loans. The Arroyo Trust 2020 issued $341.7 million of mortgage-backed notes and retained all the subordinate and residual debt securities, which includes the required 5% eligible risk retention. Refer to Note 7 - "Financings" for details. The Company consolidates the trust since it met the definition of a VIE and the Company determined that it was the primary beneficiary. The Company classifies the underlying Non-QM Residential Whole Loans in "Residential Whole Loans, at fair value" in the Consolidated Balance Sheets and eliminated the intercompany Owner Certificates.

As of March 31, 2022, and December 31, 2021, the Arroyo Trust 2020 owns 489 and 543 Non-QM Residential Whole Loans with a fair value of $162.3 million and $195.7 million, respectively.

Arroyo Mortgage Trust 2022-1

In February 2022, the Company formed Arroyo Mortgage Trust 2022-1 ("Arroyo Trust 2022"), a wholly-owned subsidiary of the Company, to complete its third residential mortgage-backed securitization comprised of $432.0 million of Non-QM Residential Whole Loans. The Arroyo Trust 2022 issued $398.9 million of mortgage-backed notes and retained all the subordinate and residual debt securities, which includes the required 5% eligible risk retention. Refer to Note 7 - "Financings" for details. The Company consolidates the trust since it met the definition of a VIE and the Company determined that it was the primary beneficiary. The Company classifies the underlying Non-QM Residential Whole Loans in "Residential Whole Loans, at fair value" in the Consolidated Balance Sheets and eliminated the intercompany Owners Certificates.

As of March 31, 2022, the Arroyo Trust 2022 owns 734 Non-QM Residential Whole Loans with a fair value of $408.0 million. The Company has elected the fair value option for the securitized debt. The fair values for the Company’s Non-QM loans held in the Arroyo Trust 2022 are measured using the fair value of the securitized debt based on the CFE valuation methodology. The Company determined that the securitized debt is more actively traded and, therefore, more observable.

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

The Company is no longer allocating capital to Residential Bridge Loans. As of March 31, 2022, and December 31, 2021, there were seven and eight remaining Residential Bridge Loans in the RMI 2017 Trust with a fair value of $5.1 million and $5.2 million, respectively. As of March 31, 2022, and December 31, 2021, the trust also owned six investor fixed rate residential mortgages with a fair value of $1.6 million and $1.7 million, respectively.

Consolidated Residential Whole Loan and Residential Bridge Loan Trusts

The following table presents a summary of the assets and liabilities of the consolidated residential whole loan trusts and residential bridge loan trust included in the Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021 (dollars in thousands):

	March 31, 2022	December 31, 2021
Cash and cash equivalents	$—	$266
Residential Whole Loans, at fair value ($1,002,710 and $1,023,502 pledged as collateral, at fair value, respectively)	1,002,710	1,023,502
Residential Bridge Loans, at fair value ($5,129 and $5,207 pledged as collateral, at fair value, respectively)	5,129	5,207
Investment related receivable	20,836	22,087
Interest receivable	4,249	5,282
Total assets	$1,032,924	$1,056,344
Securitized debt, net	$814,571	$519,118
Interest payable	2,058	1,316
Accounts payable and accrued expenses	66	69
Total liabilities	$816,695	$520,503

The Residential Whole Loans held by the consolidated Arroyo Trust 2019, Arroyo Trust 2020 and Arroyo Trust 2022 are held solely to satisfy the liabilities of each respective trust, and has no recourse to the general credit of the Company. The Company is not contractually required and has not provided any additional financial support to the trusts for the periods ended March 31, 2022 and December 31, 2021.

The following table presents the components of the carrying value of Residential Whole Loans and Residential Bridge Loans as of March 31, 2022 and December 31, 2021 (dollars in thousands):

	Residential Whole Loans, at Fair Value		Residential Bridge Loans, at Fair Value
	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Principal balance	$1,010,687	$989,143	$5,729	$5,834
Unamortized premium	30,560	31,070	—	—
Unamortized discount	(1,322)	(1,337)	—	—
Amortized cost	1,039,925	1,018,876	5,729	5,834
Gross unrealized gains	3,105	14,190	87	78
Gross unrealized losses	(40,320)	(9,564)	(466)	(484)
Fair value	$1,002,710	$1,023,502	$5,350	$5,428

Residential Whole Loans

The Residential Whole Loans have low LTV's and are comprised of 2,505 Non-QM adjustable rate mortgages and six investor fixed rate residential mortgages. The following tables present certain information about the Company’s Residential Whole Loan investment portfolio at March 31, 2022 and December 31, 2021 (dollars in thousands):

March 31, 2022
			Weighted Average
Current Coupon Rate	Number of Loans	Principal Balance	Original LTV	Original FICO Score(1)	Expected Life (years)	Contractual Maturity (years)	Coupon Rate
2.01% – 3.00%	40	$20,896	54.2%	751	6.5	29.0	2.9%
3.01% – 4.00%	543	266,264	61.1%	744	4.4	27.9	3.7%
4.01% – 5.00%	1,232	453,466	55.1%	752	4.1	27.2	4.6%
5.01% – 6.00%	668	260,311	63.8%	741	3.7	26.7	5.4%
6.01% – 7.00%	26	9,320	67.8%	725	3.8	25.6	6.3%
7.01% - 8.00%	2	430	73.7%	748	3.2	26.5	7.1%
Total	2,511	$1,010,687	59.0%	747	4.1	27.3	4.5%

(1)The original FICO score is not available for 249 loans with a principal balance of approximately $83.2 million at March 31, 2022. The Company has excluded these loans from the weighted average computations.

December 31, 2021
			Weighted Average
Current Coupon Rate	Number of Loans	Principal Balance	Original LTV	Original FICO Score(1)	Expected Life (years)(2)	Contractual Maturity (years)	Coupon Rate
2.01% – 3.00%	27	$15,640	65.1%	757	5.3	28.8	2.8%
3.01% – 4.00%	496	244,022	63.7%	756	3.3	28.0	3.7%
4.01% – 5.00%	1,051	413,451	65.1%	747	2.9	28.2	4.7%
5.01% – 6.00%	757	305,344	64.9%	738	3.0	26.8	5.4%
6.01% – 7.00%	28	10,181	67.9%	721	3.1	25.8	6.3%
7.01% - 8.00%	2	505	73.2%	753	4.5	26.8	7.1%
Total	2,361	$989,143	64.8%	746	3.1	27.7	4.6%

(1)The original FICO score is not available for 230 loans with a principal balance of approximately $74.3 million at December 31, 2021. The Company has excluded these loans from the weighted average computations.

The following table presents the various states across the United States in which the collateral securing the Company’s Residential Whole Loans at March 31, 2022 and December 31, 2021, based on principal balance, is located (dollars in thousands):

March 31, 2022			December 31, 2021
State	State Concentration	Principal Balance	State	State Concentration	Principal Balance
California	69.6%	$703,135	California	73.9%	$730,771
New York	12.6%	127,581	New York	11.6%	114,625
Georgia	3.3%	33,024	Florida	2.7%	26,293
Texas	2.9%	29,139	Georgia	2.5%	25,106
Florida	2.7%	27,221	Texas	1.9%	19,062
Other	8.9%	90,587	Other	7.4%	73,286
Total	100.0%	$1,010,687	Total	100.0%	$989,143

Residential Bridge Loans

The Company is no longer allocating capital to Residential Bridge Loans. The following tables present certain information about the remaining Residential Bridge Loans which are non-performing in the Company's investment portfolio at March 31, 2022 and December 31, 2021 (dollars in thousands):

March 31, 2022
c			Weighted Average
Current Coupon Rate	Number of Loans	Principal Balance	Original LTV	Contractual Maturity (months)(1)	Coupon Rate
7.01% – 9.00%	3	$2,946	70.4%	0.0	8.8%
9.01% – 11.00%	3	2,288	77.0%	0.0	10.5%
11.01% – 13.00%	2	495	69.7%	0.0	11.4%
Total	8	$5,729	73.0%	0.0	9.7%

December 31, 2021
			Weighted Average
Current Coupon Rate	Number of Loans	Principal Balance	Original LTV	Contractual Maturity (months)(1)	Coupon Rate
7.01% – 9.00%	3	$2,946	70.4%	0.0	8.8%
9.01% – 11.00%	4	2,393	76.7%	0.0	10.4%
11.01% – 13.00%	2	495	69.7%	0.0	11.4%
Total	9	$5,834	72.9%	0.0	9.7%

(1) Non-performing loans that are past their maturity date are excluded from the calculation of the weighted average contractual maturity. The weighted average contractual maturity for these loans is zero.

The following table presents the various states across the United States in which the collateral securing the Company’s Residential Bridge Loans at March 31, 2022 and December 31, 2021, based on principal balance, is located (dollars in thousands):

March 31, 2022			December 31, 2021
State	Concentration	Principal Balance	State	Concentration	Principal Balance
New York	45.9%	$2,631	New York	45.1%	$2,631
California	30.6%	1,754	California	30.1%	1,754
Florida	19.6%	1,125	Florida	19.3%	1,125
New Jersey	3.9%	219	New Jersey	3.7%	219
Total	100.0%	5,729	Pennsylvania	1.8%	105
			Total	100.0%	$5,834
Non-performing Loans

The following table presents the aging of the Residential Whole Loans and Bridge Loans as of March 31, 2022 (dollars in thousands):

	Residential Whole Loans(1)			Bridge Loans
	No of Loans	Principal	Fair Value	No of Loans	Principal	Fair Value
Current(1)	2,479	$994,489	$986,712	1	$849	$859
1-30 days	16	7,247	7,250	1	75	75
31-60 days	2	824	766	—	—	—
61-90 days	1	536	509	—	—	—
90+ days	13	7,591	7,473	6	4,805	4,416
Total	2,511	$1,010,687	$1,002,710	8	$5,729	$5,350

(1) As of March 31, 2022, there was one loan in forbearance.

Residential Whole Loans

As of March 31, 2022, there were 13 Residential Whole Loans carried at fair value in non-accrual status with an unpaid principal balance of approximately $7.6 million and a fair value of $7.5 million. These nonperforming loans represent approximately 0.8% of the total outstanding principal balance. These loans are collateral dependent with a weighted average original LTV of 61.0%.

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

Residential Bridge Loans

    As of March 31, 2022, the Company had eight remaining Residential Bridge Loans in the portfolio. Of these, six were in non-accrual status with an unpaid principal balance of approximately $4.8 million and a fair value of $4.4 million. These nonperforming loans had an outstanding principal balance of $4.8 million. These loans are collateral dependent.

As of December 31, 2021, the Company had nine remaining Residential Bridge Loans in the portfolio. Of these, six were in non-accrual status with an unpaid principal balance of $4.8 million and a fair value of $4.4 million. These nonperforming loans had an outstanding principal balance of $5.8 million. These loans are collateral dependent.

The remaining Residential Bridge Loans were carried at fair value. No allowance for credit losses was recorded because the valuation adjustments as of March 31, 2022 and December 31, 2021, if any, would be reflected in the fair value of these loans. The Company stopped accruing interest income for these loans when they became contractually 90 days delinquent.

Residential Real Estate Owned

As of March 31, 2022 and December 31, 2021, the Company had four residential REO properties with an aggregate carrying value of $1.1 million, related to foreclosed Bridge Loans. The residential REO properties are held for sale and accordingly carried at the lower of cost or fair value less cost to sell. The residential REO properties are classified in "Other assets" in the Consolidated Balance Sheets.

Note 6 — Commercial Loans

Commercial Loans

    In January 2019, WMC CRE LLC ("CRE LLC"), a wholly-owned subsidiary of the Company was formed for the purpose of acquiring Commercial Loans. The Commercial Loans owned by CRE LLC are financed under the Commercial Whole Loan Facility. Refer to Note 7 - Financings for details.

The following table presents information about the Commercial Loans owned by CRE LLC as of March 31, 2022 (dollars in thousands):

Loan	Acquisition Date	Loan Type	Principal Balance	Fair Value	Original LTV	Interest Rate	Maturity Date	Extension Option	Collateral
CRE 3	August 2019	Interest-Only Mezzanine loan	$90,000	$27,060	58%	1-Month LIBOR plus 9.25%	6/29/2021	None(1)	Entertainment and Retail
CRE 4	September 2019	Interest-Only First Mortgage	38,367	38,229	63%	1-Month LIBOR plus 3.02%	8/6/2022	One-Year Extension	Retail
CRE 5	December 2019	Interest-Only First Mortgage	24,535	24,242	62%	1-Month LIBOR plus 3.75%	11/6/2022	Two One-Year Extensions	Hotel
CRE 6	December 2019	Interest-Only First Mortgage	13,207	13,049	62%	1-Month LIBOR plus 3.75%	11/6/2022	Two One-Year Extensions	Hotel
CRE 7	December 2019	Interest-Only First Mortgage	7,259	7,172	62%	1-Month LIBOR plus 3.75%	11/6/2022	Two One-Year Extensions	Hotel
CRE 8	December 2019	Interest-Only First Mortgage	4,425	4,381	79%	1-Month LIBOR plus 4.85%	12/6/2022	None	Assisted Living Facilities
			$177,793	$114,133
(1) CRE 3 is in default and not eligible for extension.

Commercial Loan Trust

In March 2018, the Company formed the Revolving Small Balance Commercial Trust 2018-1 ("RSBC Trust") to acquire commercial real estate mortgage loans. The Company consolidates the trust because it determined that the wholly-owned RSBC Trust was a VIE and that the Company was the primary beneficiary. As of March 31, 2022, there is one loan remaining in the trust and it is financed under one of the Company's short-term repurchase agreements. The Company holds the financing liability outside the RSBC Trust. Refer to Note 7 - "Financings" for details.

    The following table presents information on the commercial real estate mortgage loan held by RSBC Trust as of March 31, 2022 (dollars in thousands):

Loan	Acquisition Date	Loan Type	Principal Balance	Fair Value	LTV	Interest Rate	Maturity Date	Extension Option	Collateral
SBC 3	January 2019	Interest-Only First Mortgage	$14,362	$14,362	49%	1-Month LIBOR plus 4.10%	7/6/2022	None	Nursing Facilities
			$14,362	$14,362
Securitized Commercial Loans

    Securitized commercial loans are comprised of commercial loans from consolidated third party sponsored CMBS VIE's. At March 31, 2022, the Company had a variable interest in one third party sponsored CMBS VIE, CSMC Trust 2014-USA, that it determined it was the primary beneficiary and was required to consolidate. The commercial loans that serve as collateral for the securitized debt issued by this VIE can only be used to settle the securitized debt. Refer to Note 7 - "Financings" for details on the associated securitized debt. The Company assesses modifications to VIEs on an ongoing basis to determine if a significant reconsideration event has occurred that would change the Company’s initial consolidation assessment.

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

CSMC Trust 2014-USA

The Company together with other related party entities own more than 50% of the controlling class of CSMC Trust 2014-USA ("CSMC USA"). As of March 31, 2022, the Company held an 8.8% interest in the trust certificates issued by CSMC USA (F Class) with an outstanding principal balance of $14.9 million. The Company performs ongoing reassessment of its CMBS VIE holdings for potential consolidation of the securitized trust in which it owns a portion of the controlling class. Since the ownership of the controlling financial interest is held within a related party group, the Company must determine whether it is the primary beneficiary under the related party tie-breaker rule. As a result of the Company's evaluation, it was determined that the Company is the primary beneficiary of CSMC USA, and effective on August 1, 2020, consolidated CSMC USA. The Company’s investment in the trust certificate of CSMC USA (F Class) was eliminated in the consolidation. The CSMC USA holds a commercial loan secured by a first mortgage lien on the borrowers’ fee and leasehold interests in a portion of a super-regional mall. The outstanding principal balance on this commercial loan is $1.4 billion as of March 31, 2022. The loan has a stated maturity date of September 11, 2025 and bears a fixed interest rate of 4.38%. The Company elected the fair value option for the commercial loan as well as the associated securitized debt.

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
Consolidated Securitized Commercial Loan Trusts and Commercial Loan Trust

The two commercial consolidated trusts, CSMC USA and RSBC Trust, collectively held two Commercial Loans as of March 31, 2022.   The following table presents a summary of the assets and liabilities of the two consolidated trusts included in the Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021 (dollars in thousands):

	March 31, 2022	December 31, 2021
Restricted cash	$257	$260
Securitized commercial loans, at fair value	1,288,943	1,355,808
Commercial Loans, at fair value	14,362	14,362
Interest receivable	5,290	5,290
Total assets	$1,308,852	$1,375,720
Securitized debt, at fair value	$1,277,911	$1,344,370
Interest payable	5,164	5,164
Accounts payable and accrued expenses	9	9
Other liabilities	257	260
Total liabilities	$1,283,341	$1,349,803

The Company’s risk with respect to its investment in the securitized commercial loan trust is limited to its direct ownership in the trust. The commercial loan held by the consolidated securitized commercial loan trust is held solely to satisfy the liabilities of the trust, and creditors of the trust have no recourse to the general credit of the Company. The securitized commercial loan of the trust can only be used to satisfy the obligations of that trust. The Company is not contractually required to provide, and has not provided any additional financial support to the securitized commercial loan trust for the three months ended March 31, 2022 and March 31, 2021.

The following table presents the components of the carrying value of the securitized commercial loans and commercial loans as of March 31, 2022 and December 31, 2021 (dollars in thousands):

	CSMC USA Trust Securitized Commercial Loan, at Fair Value		RSBC Trust Commercial Loans, at Fair Value		Commercial Loans, at Fair Value
	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Principal balance	$1,385,591	$1,385,591	$14,362	$14,362	$177,793	$177,797
Unamortized premium	—	—	—	—	—	—
Unamortized discount	(104,071)	(110,770)	—	—	—	—
Amortized cost	1,281,520	1,274,821	14,362	14,362	177,793	177,797
Gross unrealized gains	7,423	80,987	—	—	—	—
Gross unrealized losses	—	—	—	—	(63,660)	(61,587)
Fair value	$1,288,943	$1,355,808	$14,362	$14,362	$114,133	$116,210

Non-Performing Commercial Loans

The following table presents the aging of the Commercial Loans as of March 31, 2022 (dollars in thousands):

	Commercial Loans
	No of Loans	Principal	Fair Value
Current	6	$102,155	$101,435
1-30 days	—	—	—
31-60 days	—	—	—
61-90 days	—	—	—
90+ days	1	90,000	27,060
Total	7	$192,155	$128,495

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

CRE 3 Loan

As of March 31, 2022, the CRE 3 junior mezzanine loan which has an outstanding principal balance of $90.0 million secured by a class A retail and entertainment complex located in the North East U.S. (the “Property”) was in default. The Property, which was originally scheduled to open in March 2020, was severely impacted by COVID-19 related shutdowns and restrictions and continues to face the challenging conditions impacting large portions of the retail sector. The Company was receiving interest payments on this loan from a reserve that was exhausted in May 2021 and the loan became non-performing.

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

The Company is currently in discussions with the borrower and certain other lenders regarding alternatives to address the situation which might include modifications of loan terms, deferral of payments and the funding of new advances. There can be no assurance that these discussions will result in an outcome in which the Company would be repaid any amount of the loan and the Company may suffer further declines in fair value with respect to this mezzanine investment. The Company could experience a total loss of its investment under various scenarios, which at current levels would result in a $27.1 million reduction in the Company’s book value.

Commercial Real Estate Owned

Hotel REO

In February 2022, the Company and the other investors sold the unencumbered hotel property which was foreclosed on in the third quarter of 2021 for $55.9 million . The Company and the other investors fully recovered their aggregate initial investment of $42.0 million. The Company recognized a gain on sale of approximately $12.2 million of which $8.7 million was the Company's share of the gain.

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

In order to manage the severe market conditions and the resulting large margin demands from lenders and pressure on the Company’s liquidity, the Company entered into three longer term financing arrangements to reduce its exposure to short-term financings with daily mark-to-market exposure. Below is a summary of each of these financing arrangements.

Residential Whole Loan Facility

On November 5, 2021, the Company entered into an amendment of its Residential Whole Loan Facility. The amended facility has a stated capacity of $500.0 million. and bears an interest rate of LIBOR plus 2.00%, with a LIBOR floor of 0.25%. The facility is available to finance five types of residential mortgages: Non-Agency mortgage loans, Non-QM loans, investor loans, re-performing and non-performing loans. The advance rates may differ by type of loan, but for performing Non-QM loans the advance rate is 90%. The facility matures on November 4, 2022. The facility is a mark-to-market margin facility; however, the margin requirement is only triggered if the fair value of the collateral declines to below the aggregate outstanding principal amount of the collateral.

The Company finances its Non-QM Residential Whole Loans held in RMI 2015 Trust under this facility. As of March 31, 2022, the Company had outstanding borrowings of $109.1 million. The borrowing is secured by Non-QM Residential Whole Loans with a fair value of $120.2 million as of March 31, 2022.

Non-Agency CMBS and Non-Agency RMBS Facility

On May 5, 2021, the Company amended its Non-Agency CMBS and Non-Agency RMBS financing facility to, among other things, extend the facility for an additional 12 months and reduce the interest rate. The amended facility has improved advance rates and bears interest at a rate of three-month LIBOR plus 2.00%. As of March 31, 2022, the outstanding balance under this facility was $100.4 million. The borrowing is secured by investments with a fair market value of $173.7 million as of March 31, 2022.

Commercial Whole Loan Facility
On May 5, 2021, the Company amended its Commercial Whole Loan Facility to, among other things, convert the term to a 12-month facility with a stated capacity of up to $100 million. The facility has a 12-month extension option, subject to the lender's consent.
As of March 31, 2022, the Company had approximately $63.7 million in borrowings, with a weighted average interest rate of 2.27% under its Commercial Whole Loan Facility. The borrowing is secured by the performing commercial loans that are held in CRE LLC with an estimated fair market value of $87.1 million as of March 31, 2022.

Financial Metrics
Certain of the Company’s financing arrangements provide the counterparty with the right to terminate the agreement and accelerate amounts due under the associated agreement if the Company does not maintain financial metrics. Although specific to each financing arrangement, typical financial metrics include minimum equity and liquidity requirements, leverage ratios, and performance triggers. In addition, some of the financing arrangements contain cross-default features, whereby default under an agreement with one lender simultaneously causes default under agreements with other lenders. The Company complied with the terms of such financial metrics as of March 31, 2022.
As of March 31, 2022, the Company had borrowings under six of its master repurchase agreements. The following table summarizes certain characteristics of the Company’s repurchase agreements at March 31, 2022 and December 31, 2021 (dollars in thousands):

	March 31, 2022			December 31, 2021
Securities Pledged	Repurchase Agreement Borrowings	Weighted Average Interest Rate on Borrowings Outstanding at end of period	Weighted Average Remaining Maturity (days)	Repurchase Agreement Borrowings	Weighted Average Interest Rate on Borrowings Outstanding at end of period	Weighted Average Remaining Maturity (days)
Short-Term Borrowings:
Agency RMBS	$354	1.13%	32	$976	1.02%	58
Non-Agency RMBS (1)	54,388	2.33%	11	38,354	2.94%	4
Residential Whole Loans (2)	1,322	2.95%	28	1,439	2.57%	5
Residential Bridge Loans (2)	4,231	2.95%	28	4,368	2.61%	5
Commercial Loans (2)	6,463	3.56%	28	6,463	3.20%	5
Other Securities	2,410	3.49%	18	2,457	3.50%	18
Total short-term borrowings	69,168	2.53%	15	54,057	2.92%	6
Long-Term Borrowings:
Non-Agency CMBS and Non-Agency RMBS Facility
Non-Agency CMBS (1)	56,486	2.14%	35	59,802	2.14%	125
Non-Agency RMBS	16,451	2.15%	35	15,632	2.14%	125
Other Securities	27,506	2.22%	35	27,506	2.22%	125
Subtotal	100,443	2.17%	35	102,940	2.16%	125
Residential Whole Loan Facility
Residential Whole Loans (2)	109,111	2.25%	218	396,531	2.25%	308
Commercial Whole Loan Facility
Commercial Loans	63,658	2.27%	178	63,661	2.27%	268
Total long-term borrowings	273,212	2.22%	141	563,132	2.24%	270
Repurchase Agreements Borrowings	$342,380	2.29%	116	$617,189	2.30%	247
Less Unamortized Debt Issuance Costs	—	N/A	N/A	—	N/A	N/A
Repurchase Agreements Borrowings, net	$342,380	2.29%	116	$617,189	2.30%	247

(1)Includes repurchase agreement borrowings on securities eliminated upon VIE consolidation.
(2)Repurchase agreement borrowings on loans owned are through trust certificates. The trust certificates are eliminated in consolidation.

At March 31, 2022 and December 31, 2021, repurchase agreements collateralized by investments had the following remaining maturities:

(dollars in thousands)	March 31, 2022	December 31, 2021
1 to 29 days	$68,815	$53,081
30 to 59 days	100,796	370
60 to 89 days	—	606
Greater than or equal to 90 days	172,769	563,132
Total	$342,380	$617,189

At March 31, 2022, the following table reflects amounts of collateral at risk under its repurchase agreements greater than 10% of the Company's equity with any counterparty (dollars in thousands):

	March 31, 2022
Counterparty	Amount of Collateral at Risk, at fair value	Weighted Average Remaining Maturity (days)	Percentage of Stockholders’ Equity
Citigroup Global Markets Inc.	$73,741	35	44.7%
Credit Suisse AG, Cayman Islands Branch	36,296	170	22.0%

Collateral for Borrowings under Repurchase Agreements

The following table summarizes the Company’s collateral positions, with respect to its borrowings under repurchase agreements at March 31, 2022 and December 31, 2021 (dollars in thousands):

	March 31, 2022			December 31, 2021
	Assets Pledged	Accrued Interest	Assets Pledged and Accrued Interest	Assets Pledged	Accrued Interest	Assets Pledged and Accrued Interest
Assets pledged for borrowings under repurchase agreements:
Agency RMBS, at fair value	$300	$8	$308	$1,172	$19	$1,191
Non-Agency CMBS, at fair value(1)	106,380	505	106,885	107,624	504	108,128
Non-Agency RMBS, at fair value	81,898	427	82,325	66,555	343	66,898
Residential Whole Loans, at fair value(2)	121,794	521	122,315	453,447	2,674	456,121
Residential Bridge Loans(2)	5,129	80	5,209	5,207	91	5,298
Commercial Loans, at fair value(2)	101,435	360	101,795	101,459	360	101,819
Other securities, at fair value	49,040	100	49,140	51,648	100	51,748
Cash(3)	1,766	—	1,766	3,151	—	3,151
Total	$467,742	$2,001	$469,743	$790,263	$4,091	$794,354

(1)Includes securities eliminated upon VIE consolidation.
(2)Loans owned through trust certificates are pledged as collateral. The trust certificates are eliminated upon consolidation.
(3)Cash posted as collateral is included in "Due from counterparties" in the Company’s Consolidated Balance Sheets.

A reduction in the value of pledged assets typically results in the repurchase agreement counterparties initiating a margin call. At March 31, 2022 and December 31, 2021, investments held by counterparties as security for repurchase agreements totaled approximately $466.0 million and $787.1 million, respectively. Cash collateral held by counterparties at March 31, 2022 and December 31, 2021 was approximately $1.8 million and $3.2 million, respectively. There was no cash posted by repurchase agreement counterparties at both March 31, 2022 and December 31, 2021.

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

6.75% Convertible Senior Unsecured Notes due 2022 (the "2022 Notes")

    At March 31, 2022 and December 31, 2021, the Company had $34.3 million and $37.7 million aggregate principal amount, respectively, of the 2022 Notes outstanding. Interest on the 2022 Notes is paid semiannually. The 2022 Notes are convertible into, at the Company's election, cash, shares of the Company's common stock or a combination of both, subject to the satisfaction of certain conditions and during specified periods. The conversion rate is subject to adjustment upon the occurrence of certain specified events and the holders may require the Company to repurchase all or any portion of their notes for cash equal to 100% of the principal amount of the 2022 Notes, plus accrued and unpaid interest, if the Company undergoes a fundamental change as specified in the supplemental indenture for the 2022 Notes. The initial and current conversion rate was 83.1947 shares of common stock per $1,000 principal amount of notes and represented a conversion price of $12.02 per share of common stock. The 2022 Notes mature on October 1, 2022, unless earlier converted, redeemed or repurchased by the holders pursuant to their terms, and are not redeemable by the Company except during the final three months prior to maturity.

The 2022 Notes Exchanges and Repurchases

During the quarter ended March 31, 2022, the Company repurchased $3.4 million aggregate principal amount of the 2022 Notes at an approximate 0.8% premium to par value, plus accrued and unpaid interest.

Securitized Debt

Residential Mortgage-Backed Notes

Arroyo Trust 2019

In May 2019, the Company completed a residential mortgage-backed securitization comprised of $945.5 million of Non-QM Residential Whole Loans, issuing $919.0 million of mortgage-backed notes. The Company did not elect the fair value option for these notes and accordingly they are recorded at their principal balance less unamortized deferred financing cost and classified in "Securitized debt, net" in the Consolidated Balance Sheets. The following table summarizes the issued Arroyo Trust 2019's residential mortgage pass-through certificates at March 31, 2022 (dollars in thousands):

Classes	Principal Balance	Coupon	Carrying Value	Contractual Maturity
Offered Notes:
Class A-1	$234,900	3.3%	$234,900	4/25/2049
Class A-2	12,598	3.5%	12,598	4/25/2049
Class A-3	19,959	3.8%	19,959	4/25/2049
Class M-1	25,055	4.8%	25,055	4/25/2049
Subtotal	$292,512		$292,512
Less: Unamortized Deferred Financing Costs	N/A		3,280
Total	$292,512		$289,232

The Company retained the non-offered securities in the securitization, which include the class B, Class A-IO-S and Class XS certificates. These non-offered securities were eliminated in consolidation. The securitized debt of the Arroyo Trust 2019 can only be settled with the residential loans that serve as collateral for the securitized debt and is non-recourse to the Company. At March 31, 2022, Residential Whole Loans, with an outstanding principal balance of approximately $308.2 million, serve as collateral for the Arroyo Trust 2019's securitized debt. The Company may redeem the offered notes on or after the earlier of (i) the three-year anniversary of the closing date or (ii) the date on which the aggregate collateral balance is 20% of the original principal balance. The notes are redeemable at their face value plus accrued interest.

Arroyo Trust 2020

In June 2020, the Company completed a residential mortgage-backed securitization comprised of $355.8 million of Non-QM Residential Whole Loans, issuing $341.7 million of mortgage-backed notes. The Company did not elect the fair value option for these notes and accordingly they are recorded at their principal balance less unamortized deferred financing cost and classified in "Securitized debt, net" in the Consolidated Balance Sheets. The following table summarizes the issued Arroyo Trust 2020's residential mortgage pass-through certificates at March 31, 2022 (dollars in thousands):

Classes	Principal Balance	Coupon	Carrying Value	Contractual Maturity
Offered Notes:
Class A-1A	$96,193	1.7%	$96,193	3/25/2055
Class A-1B	11,414	2.1%	11,414	3/25/2055
Class A-2	13,518	2.9%	13,518	3/25/2055
Class A-3	17,963	3.3%	17,963	3/25/2055
Class M-1	11,739	4.3%	11,739	3/25/2055
Subtotal	$150,827		$150,827
Less: Unamortized Deferred Financing Costs	N/A		1,910
Total	$150,827		$148,917

The Company retained the non-offered securities in the securitization, which include the Class B, Class A-IO-S and Class XS certificates. These non-offered securities were eliminated in consolidation. The securitized debt of the Arroyo Trust 2020 can only be settled with the residential loans that serve as collateral for the securitized debt and is non-recourse to the Company. At March 31, 2022, Residential Whole Loans with an outstanding principal balance of approximately $162.2 million serve as collateral for the Arroyo Trust 2020's securitized debt. The Company may redeem the offered notes on or after the earlier of (i) the three-year anniversary of the closing date or (ii) the date on which the aggregate collateral balance is equal to or less than 30% of the original principal balance. The notes are redeemable at their face value plus accrued interest.

Arroyo Trust 2022

In February 2022, the Company completed a residential-mortgage backed securitization comprised of $432.0 million of Non-QM Residential Whole Loans, issuing $398.9 million of mortgage-backed notes. The Company has chosen to make the fair value election pursuant to ASC 825 for the debt and accordingly the bonds are recorded at fair value in the Consolidated Balance Sheets with the periodic changes in fair value are recorded in current period earnings in the Consolidated Statements of Operations as a component of "Unrealized gain (loss), net."

The following table summarizes the issued Arroyo Trust 2022's residential mortgage pass-through certificates at March 31, 2022 (dollars in thousands):

Classes	Principal Balance	Coupon	Fair Value	Contractual Maturity
Offered Notes:
Class A-1A	$238,419	2.5%	$232,676	12/25/2056
Class A-1B	82,942	3.3%	79,703	12/25/2056
Class A-2	21,168	3.6%	20,381	12/25/2056
Class A-3	28,079	3.7%	26,918	12/25/2056
Class M-1	17,928	3.7%	16,744	12/25/2056
Total	$388,536		$376,422

The Company retained the non-offered securities in the securitization, which include the Class B, Class A-IO-S and Class XS certificates. These non-offered securities were eliminated in consolidation. The securitized debt of the Arroyo Trust 2022 can only be settled with the residential loans that serve as collateral for the securitized debt and is non-recourse to the Company. At March 31, 2022, Residential Whole Loans with an outstanding principal balance of approximately $415.2 million serve as collateral for the Arroyo Trust 2022's securitized debt. The Company may redeem the offered notes on or after the earlier of (i) the three-year anniversary of the closing date or (ii) the date on which the aggregate collateral balance is equal to or less than 30% of the original principal balance. The notes are redeemable at their fair value plus accrued interest.

Commercial Mortgage-Backed Notes

CSMC 2014 USA

The following table summarizes CSMC 2014 USA's commercial mortgage pass-through certificates at March 31, 2022 (dollars in thousands):

Classes	Principal Balance	Coupon	Fair Value	Contractual Maturity
Class A-1	$120,391	3.3%	$117,768	9/11/2025
Class A-2	531,700	4.0%	523,078	9/11/2025
Class B	136,400	4.2%	126,957	9/11/2025
Class C	94,500	4.3%	86,707	9/11/2025
Class D	153,950	4.4%	142,388	9/11/2025
Class E	180,150	4.4%	152,369	9/11/2025
Class F	153,600	4.4%	113,725	9/11/2025
Class X-1(1)	N/A	0.7%	12,347	9/11/2025
Class X-2(1)	N/A	0.2%	2,572	9/11/2025
	$1,370,691		$1,277,911

(1) Class X-1 and X-2 are interest-only classes with notional balances of $652.1 million and $733.5 million as of March 31, 2022, respectively.

At March 31, 2022, the Company owned a portion of the class F certificates with an outstanding principal balance of $14.9 million, which is eliminated in consolidation. The remaining CSMC USA debt that we elected the fair value option had a fair value of $1.3 billion at March 31, 2022, and is recorded in "Securitized debt, net" in the Consolidated Balance Sheets. Of the remaining outstanding principal balance of $1.4 billion, $198.3 million is owned by related parties and $1.2 billion is owned by third parties. The securitized debt of the CSMC USA can only be settled with the commercial loan with an outstanding principal balance of approximately $1.4 billion at March 31, 2022, that serves as collateral for the securitized debt and is non-recourse to the Company. The Company has chosen to make the fair value election pursuant to ASC 825 for the debt and accordingly the periodic changes in fair value are recorded in current period earnings in the Consolidated Statements of Operations as a component of "Unrealized gain (loss), net."

Note 8 — Derivative Instruments

The Company’s derivatives may include interest rate swaps, swaptions, options, futures contracts, TBAs, Agency and Non-Agency Interest-Only Strips that are classified as derivatives, credit default swaps and total return swaps.

The following table summarizes the Company’s derivative instruments at March 31, 2022 and December 31, 2021 (dollars in thousands):

			March 31, 2022		December 31, 2021
Derivative Instrument	Accounting Designation	Consolidated Balance Sheets Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Credit default swaps, asset	Non-Hedge	Derivative assets, at fair value	4,140	$3,602	2,030	$105
Total derivative instruments, assets				3,602		105

Interest rate swaps, liability	Non-Hedge	Derivative liability, at fair value	252,000	(487)	22,000	(38)
Credit default swaps, liability	Non-Hedge	Derivative liability, at fair value	2,030	(1,848)	4,140	(564)
Total derivative instruments, liabilities				(2,335)		(602)
Total derivative instruments, net				$1,267		$(497)

The following table summarizes the effects of the Company’s derivative positions, including Interest-Only Strips characterized as derivatives and TBAs, which are reported in "Gain (loss) on derivative instruments, net" in the Consolidated Statements of Operations for the three months ended March 31, 2022 and March 31, 2021 (dollars in thousands):

	Realized Gain (Loss), net
Description	Other Settlements / Expirations	Variation Margin Settlement	Return (Recovery) of Basis	Mark-to-Market	Contractual interest income (expense), net(1)	Total
Three months ended March 31, 2022
Interest rate swaps	$—	$5,540	$—	$(449)	$(291)	$4,800
Interest-Only Strips— accounted for as derivatives	—	—	(72)	(109)	89	(92)
Credit default swaps	15	—	—	2,213	—	2,228
Total	$15	$5,540	$(72)	$1,655	$(202)	$6,936

Three months ended March 31, 2021
Interest-Only Strips— accounted for as derivatives	$—	$—	$(94)	$—	$121	$27
Credit default swap	16	—	—	(17)	—	(1)
Total	$16	$—	$(94)	$(17)	$121	$26

At March 31, 2022 and December 31, 2021, the Company had cash pledged as collateral for derivatives of approximately $7.1 million and $1.4 million, respectively, which is reported in "Due from counterparties" in the Consolidated Balance Sheets.

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

The following tables provide additional information on the Company's fixed-pay interest rate swaps as of March 31, 2022 and December 31, 2021 (dollars in thousands):

	March 31, 2022
Fixed Pay Interest Rate Swap Remaining Term	Notional Amount	Average Fixed Pay Rate	Average Variable Receive Rate	Average Maturity (Years)	Forward Starting
Greater than 1 year and less than 3 years	$60,000	1.4%	0.2%	2.0	—%
Greater than 3 years and less than 5 years	70,000	1.4%	0.1%	4.8	—%
Greater than 5 years	122,000	2.3%	0.1%	6.0	82.0%
Total	$252,000	1.8%	0.1%	4.7	39.7%

	December 31, 2021
Fixed Pay Interest Rate Swap Remaining Term	Notional Amount	Average Fixed Pay Rate	Average Variable Receive Rate	Average Maturity (Years)	Forward Starting
Greater than 5 years	$22,000	1.2%	0.1%	9.8	—%
Total	$22,000	1.2%	0.1%	9.8	—%

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

Note 9 — Offsetting Assets and Liabilities

The following tables present information about certain assets and liabilities that are subject to master netting agreements (or similar agreements) and can potentially be offset in the Company’s Consolidated Balance Sheets at March 31, 2022 and December 31, 2021 (dollars in thousands):

	March 31, 2022
	Gross Amounts	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
Description				Financial Instruments(1)	Cash Collateral (1)
Derivative Assets
Agency and Non-Agency Interest-Only Strips, accounted for as derivatives included in MBS	$878	$—	$878	$(239)	$—	$639
Derivative asset, at fair value (2)	3,602	—	3,602	(1,848)	—	1,754
Total assets	$4,480	$—	$4,480	$(2,087)	$—	$2,393

Derivative Liabilities and Repurchase Agreements
Derivative liability, at fair value(2)(3)	$2,335	$—	$2,335	$(1,848)	$(487)	$—
Repurchase Agreements(4)	342,380	—	342,380	(342,327)	(53)	—
Total liability	$344,715	$—	$344,715	$(344,175)	$(540)	$—

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
(3)Cash collateral pledged against the Company’s derivative counterparties was approximately $7.1 million as of March 31, 2022.
(4)The carrying value of investments pledged against the Company’s repurchase agreements was approximately $466.0 million as of March 31, 2022.

	December 31, 2021
	Gross Amounts	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments(1)	Cash Collateral (1)
Derivative Assets
Agency and Non-Agency Interest-Only Strips, accounted for as derivatives included in MBS	$1,058	$—	$1,058	$(1,058)	$—	$—
Derivative asset, at fair value(2)	105	—	105	(105)	—	—
Total derivative assets	$1,163	$—	$1,163	$(1,163)	$—	$—

Derivative Liabilities and Repurchase Agreements
Derivative liability, at fair value(2)(3)	$602	$—	$602	$(105)	$(497)	$—
Repurchase Agreements(4)	617,189	—	617,189	(617,189)	—	—
Total derivative liability	$617,791	$—	$617,791	$(617,294)	$(497)	$—

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
(3)Cash collateral pledged against the Company’s derivative counterparties was approximately $1.4 million as of December 31, 2021.
(4)The carrying value of investments pledged against the Company’s repurchase agreements was approximately $787.1 million as of December 31, 2021.

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

The Management Agreement may be amended, supplemented or modified by agreement between the Company and the Manager. The Management Agreement expires on May 16, 2023.  It is automatically renewed for one-year terms on each May 15th unless previously terminated as described below. The Company’s independent directors review the Manager’s performance and any fees payable to the Manager annually and, the Management Agreement may be terminated annually upon the affirmative vote of at least two-thirds (2/3) of the Company’s independent directors, based upon: (i) the Manager’s unsatisfactory performance that is materially detrimental to the Company; or (ii) the Company’s determination that any fees payable to the Manager are not fair, subject to the Manager’s right to prevent such termination due to unfair fees by accepting a reduction of management fees agreed to by at least two-thirds (2/3) of the Company’s independent directors. The Company will provide the Manager 180 days prior notice of any such termination. Unless terminated for cause, the Company will pay the Manager a termination fee equal to three times the average annual management fee earned by the Manager during the prior 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination.

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
     For the three months ended March 31, 2022 and March 31, 2021, the Company incurred approximately $1.1 million and approximately $1.5 million in management fees, respectively.
In addition to the management fee, the Company is also responsible for reimbursing the Manager for certain expenses paid by the Manager on behalf of the Company as defined in the Management Agreement.  For the three months ended March 31, 2022 and March 31, 2021, the Company recorded expenses included in general and administrative expenses totaling approximately $151 thousand and approximately $219 thousand, respectively, related to reimbursable employee costs. Any such expenses incurred by the Manager and reimbursed by the Company, including the employee compensation expense, are typically included in the Company’s general and administrative expense in the Consolidated Statements of Operations.  At March 31, 2022 and December 31, 2021, approximately $2.6 million and approximately $1.5 million, respectively, for management fees incurred but not yet paid was included in "Payable to affiliate" in the Consolidated Balance Sheets.  In addition, at March 31, 2022 and December 31, 2021, approximately $122 thousand and approximately $457 thousand, respectively, of reimbursable costs incurred but not yet paid was included in "Payable to affiliate" in the Consolidated Balance Sheets.

Note 11 — Share-Based Payments

In conjunction with the Company's IPO and concurrent private placement, the Company's Board of Directors approved the Western Asset Mortgage Capital Corporation Equity Plan (the "Equity Plan") and the Western Asset Manager Equity Plan (the "Manager Equity Plan" and collectively the "Equity Incentive Plans"). The Equity Incentive Plans include provisions for grants of restricted common stock and other equity-based awards, including restricted stock units, to the Manager, its employees and employees of its affiliates and to the Company's directors, officers and employees. The Company can issue up to 3.0% of the total number of issued and outstanding shares of its common stock (on a fully diluted basis) at the time of each award (other than any shares previously issued or subject to awards made pursuant to one of the Company's Equity Incentive Plans) under these Equity Incentive Plans. The number of shares of common stock available under the Equity Incentive Plans increased to 1,804,258. Approximately 1,153,789 shares have been issued under the Equity Plans with 650,469 shares available for issuance, as of March 31, 2022.

On June 25, 2021, the Company granted a total of 81,160 shares (20,290 each) of restricted stock units under the Equity Plan to the Company’s four independent directors. These restricted stock units will vest in full on June 25, 2022, the first anniversary of the grant date. Each of the independent directors has elected to defer the issuance of the shares granted under the Director Deferred Fee Plan.

During the three months ended March 31, 2022 and March 31, 2021, 36,000 and 36,000 restricted stock units vested, respectively, including shares whose issuance has been deferred under the Director Deferred Fee Plan. The Company recognized stock-based compensation expense of approximately $165 thousand and approximately $182 thousand for the three months ended March 31, 2022 and March 31, 2021, respectively. In addition, the Company had unamortized compensation expense of $47 thousand and $211 thousand for equity awards at March 31, 2022 and December 31, 2021, respectively.

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

The following is a summary of restricted common stock vesting dates as of March 31, 2022 and December 31, 2021, including shares whose issuance has been deferred under the Director Deferred Fee Plan:

	March 31, 2022	December 31, 2021
Vesting Date	Shares Vesting	Shares Vesting
March 2022	—	36,000
June 2022	81,160	81,160
Total	81,160	117,160

The following table presents information with respect to shares issued under the Company’s Equity Incentive Plans for the three months ended March 31, 2022 and March 31, 2021, respectively, including shares whose issuance has been deferred under the Director Deferred Fee Plan:

	March 31, 2022		March 31, 2021
	Restricted Stock Units	Weighted Average Grant Date Fair Value (1)	Restricted Stock Units	Weighted Average Grant Date Fair Value (1)
Outstanding at beginning of period	1,148,225	$13.19	1,025,542	$14.10
Granted (2)	5,564	3.19	2,450	3.19
Cancelled/forfeited	—	—	—	—
Outstanding at end of period	1,153,789	13.14	1,027,992	14.13
Unvested at end of period	81,160	$3.45	168,815	$4.40

(1)The grant date fair value of the awards is based on the closing market price of the Company’s common stock at the grant date.
(2)Includes 5,564 and 2,450 shares attributed to dividends on restricted stock under the Director Deferred Fee Plan for the three months ended March 31, 2022 and March 31, 2021, respectively.

Note 12 — Stockholders’ Equity

At-The-Market Program
    In March 2017, the Company entered into an equity distribution agreement with JMP Securities LLC, which was amended on June 5, 2020, under which the Company may offer and sell up to $100.0 million shares of common stock in an At-The-Market equity offering. During the three months ended March 31, 2022, the Company did not sell any shares under the amended agreement.
Stock Repurchase Program

In December 2021, the Company extended its stock repurchase program as authorized by its Board of Directors. Under the extended program, the Company is permitted to repurchase up to 3,000,000 shares of its common stock through December 31, 2023. The previous authorization expired December 31, 2021. Any purchases made pursuant to the program will be made in the open market, in privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rules 10b5-1 and 10b-18 of the Securities and Exchange Commission Act of 1934, as amended. The authorization does not obligate the Company to acquire any particular amount of common shares, or any shares at all, and the program may be suspended or discontinued at the Company's discretion without prior notice.
During the three months ended March 31, 2022, the Company did not repurchase any shares under the stock repurchase program.

Dividends

The following table presents cash dividends declared and paid by the Company on its common stock:

Declaration Date	Record Date	Payment Date	Amount per Share	Tax Characterization
2022
March 23, 2022	April 4, 2022	April 26, 2022	$0.04	Not yet determined
2021
December 21, 2021	December 31, 2021	January 26, 2022	$0.06	Not yet determined(1)
September 23, 2021	October 4, 2021	October 26, 2021	$0.06	Return of capital
June 22, 2021	July 2, 2021	July 26, 2021	$0.06	Return of capital
March 23, 2021	April 2, 2021	April 26, 2021	$0.06	Return of capital

(1)The cash distributions made on January 26, 2022, with a record date of December 31, 2021, are treated as received by stockholders on January 26, 2022 and taxable in calendar year 2022. The tax characterization of these distributions will be determined in January 2023.

Note 13 — Net Income (loss) per Common Share

The table below presents basic and diluted net income (loss) per share of common stock using the two-class method for the three months ended March 31, 2022 and March 31, 2021 (dollars, other than shares and per share amounts, in thousands):

	For the three months ended March 31, 2022	For the three months ended March 31, 2021
Numerator:
Net income (loss) attributable to common stockholders and participating securities for basic and diluted earnings per share	$(25,853)	$7,953
Less:
Dividends and undistributed earnings allocated to participating securities	15	48
Net income (loss) allocable to common stockholders — basic and diluted	$(25,868)	$7,905

Denominator:
Weighted average common shares outstanding for basic earnings per share	60,345,705	60,742,301
Weighted average common shares outstanding for diluted earnings per share	60,345,705	60,740,701
Basic earnings (loss) per common share	$(0.43)	$0.13
Diluted earnings (loss) per common share	$(0.43)	$0.13

For the three months ended March 31, 2022 and March 31, 2021, the Company excluded the effects of the convertible senior unsecured notes from the computation of diluted earnings per share since the average market value per share of the Company’s common stock was below the exercise price of the convertible senior unsecured notes.

Note 14 — Income Taxes

As a REIT, the Company is not subject to federal income tax to the extent that it makes qualifying distributions to its stockholders and satisfies on a continuing basis, through actual investment and operating results, the REIT requirements including certain asset, income and stock ownership tests.

Based on the Company’s analysis of any potential uncertain income tax positions, the Company concluded that it does not have any uncertain tax positions that meet the recognition or measurement criteria as of March 31, 2022.  The Company files U.S. federal and state income tax returns.  As of March 31, 2022, U.S. federal tax returns filed by the Company for 2020, 2019 and 2018 and state tax returns filed for 2020, 2019, 2018, 2017 and 2016 are open for examination pursuant to relevant statutes of limitation. In the event that the Company incurs income tax related interest and penalties, the Company’s policy is to classify them as a component of its provision for income taxes.

Income Tax Provision

Subject to the limitation under the REIT asset test rules, the Company is permitted to own up to 100% of the stock of one or more taxable REIT subsidiaries ("TRS"). Currently, the Company owns one TRS that is taxable as a corporation and is subject to federal, state and local income tax on its net income at the applicable corporate rates. The TRS, which was formed in Delaware on July 28, 2014, is a limited liability company and a wholly-owned subsidiary of the Company. During the three months ended March 31, 2022 and March 31, 2021, the Company recorded a federal and state tax provision of $56 thousand and tax provision of $98 thousand, respectively, which is recorded in "Income tax provision (benefit)" in the Consolidated Statements of Operations.

Deferred Tax Asset

As of March 31, 2022 and December 31, 2021, the Company recorded a deferred tax asset of approximately $13.2 million and $13.0 million, respectively, relating to capital loss carryforward and temporary differences as a result of the timing of income recognition of certain investments held in the TRS. The capital loss carryforwards may only be recognized to the extent of capital gains. There is uncertainty as to the TRS ability to recognize capital gains in the future. As a result, the Company has concluded it is more likely than not the deferred tax asset will not be realized and has recorded a full valuation allowance.

In addition, the REIT generated net operating losses ("NOLs") during the three months ended March 31, 2022 related to ordinary losses on its MBS portfolio and it generated NOLs for the years ended December 31, 2020 and December 31, 2017, related to its interest rate swap terminations, and for its California return a portion of the NOLs is apportioned to the TRS. The Company recorded a deferred tax asset relating to the NOLs of $18.6 million and $18.6 million in the REIT and $2.0 million and $2.0 million in the TRS as of March 31, 2022 and December 31, 2021, respectively. The TRS can carryback the NOLs generated during the years ended December 31, 2020 and December 31, 2017 to each of the two preceding years to request a refund for taxes paid. As of March 31, 2022 and December 31, 2021, the Company has concluded it is more likely than not the deferred tax asset relating to the NOLs will not be realized, with the exception of the TRS carryback to 2015, and it has recorded a combined valuation allowance of $20.6 million and $20.6 million, respectively.

Effective Tax Rate

The Company's effective tax rate differs from its combined federal and state income tax rate primarily due to its valuation allowance and the deduction of dividends distributions to be paid under Code Section 857(a).

Note 15 — Contingencies

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. Management is not aware of any material contingencies at March 31, 2022.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING INFORMATION

The Company makes forward-looking statements herein and will make forward-looking statements in future filings with the Securities and Exchange Commission (the “SEC”), press releases or other written or oral communications within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For these statements, the Company claims the protections of the safe harbor for forward-looking statements contained in such sections. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond the Company’s control. In particular, it is difficult to fully assess the ongoing impact of the COVID-19 pandemic on the United States economy, the mortgage finance markets and the broader financial markets. There is still uncertainty around the severity and duration of the pandemic domestically and internationally, as well as uncertainty around the efficacy of Federal, State and local governments' efforts to contain the spread of COVID-19 and respond to its direct and indirect impacts on many aspects of Americans' lives and economic activity.

These forward-looking statements include information about possible or assumed future results of the Company’s business, financial condition, liquidity, results of operations, plans and objectives. When the Company uses the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions, the Company intends to identify forward-looking statements. Statements regarding the following subjects, among others, may be forward-looking: market trends in the Company’s industry, interest rates, real estate values, the debt securities markets, the U.S. housing and the U.S. and foreign commercial real estate markets or the general economy or the market for residential and/or commercial mortgage loans; the Company’s business and investment strategy; the Company’s projected operating results; changes in interest rates and the market value of the Company’s target assets; credit risks; servicing-related risks, including those associated with foreclosure and liquidation; the state of the U.S. and to a lesser extent, international economy generally or in specific geographic regions; economic trends and economic recoveries; the Company’s ability to obtain and maintain financing arrangements, including under the Company’s repurchase agreements, a form of secured financing, and securitizations; the current potential return dynamics available in residential mortgage-backed securities (“RMBS”), and commercial mortgage-backed securities (“CMBS” and collectively with RMBS, “MBS”); the level of government involvement in the U.S. mortgage market; the anticipated default rates on CMBS and Commercial Loans; the loss severity on Non-Agency MBS; the general volatility of the securities markets in which the Company participates; changes in the value of the Company’s assets; the Company’s expected portfolio of assets; the Company’s expected investment and underwriting process; interest rate mismatches between the Company’s target assets and any borrowings used to fund such assets; changes in prepayment rates on the Company’s target assets; effects of hedging instruments on the Company’s target assets; rates of default or decreased recovery rates on the Company’s target assets; the degree to which the Company’s hedging strategies may or may not protect the Company from interest rate volatility; the impact of and changes in governmental regulations, tax law and rates, accounting guidance and similar matters; the Company’s ability to maintain the Company’s qualification as a real estate investment trust for U.S. federal income tax purposes; the Company’s ability to maintain its exemption from registration under the Investment Company Act of 1940, as amended (the “1940 Act”); the availability of opportunities to acquire Agency RMBS, Non-Agency RMBS, CMBS, Residential and Commercial Whole Loans, Residential and Commercial Bridge Loans and other mortgage assets; the availability of qualified personnel; estimates relating to the Company’s ability to make distributions to its stockholders in the future; the Company’s understanding of its competition; the uncertainty and economic impact of pandemics, epidemics or other public health emergencies, such as the ongoing outbreak of COVID-19; and the Manager's expectations regarding COVID-19 recovery.

The forward-looking statements are based on the Company’s beliefs, assumptions and expectations of its future performance, taking into account all information currently available to it.  Forward-looking statements are not predictions of future events.  These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to the Company.  Some of these factors, are described in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 8, 2022. These and other risks, uncertainties and factors, including those described in the annual, quarterly and current reports that the Company files with the SEC, could cause its actual results to differ materially from those included in any forward-looking statements the Company makes.  All forward-looking statements speak only as of the date they are made.  New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect the Company.  Except as required by law, the Company is not obligated to, and does not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

Western Asset Mortgage Capital Corporation, a Delaware corporation, and its subsidiaries (the “Company” unless otherwise indicated or except where the context otherwise requires “we,” “us” or “our”) commenced operations in May 2012, focused on investing in, financing and managing a portfolio of real estate related securities, Whole Loans and other financial assets, which we collectively refer to as our target assets.  We are externally managed by Western Asset Management Company, LLC (our “Manager”) pursuant to the terms of a management agreement. We conduct our operations to qualify and be taxed as a real estate investment trust, or REIT, for U.S. federal income tax purposes. Accordingly, we generally will not be subject to U.S. federal income taxes on our taxable income that we distribute currently to our stockholders as long as we maintain our intended qualification as a REIT. However, certain activities that we may perform may cause us to earn income which will not be qualifying income for REIT purposes. We have designated a subsidiary as a taxable REIT subsidiary, or TRS, to engage in such activities. We also intend to operate our business in a manner that permits us to maintain our exemption from registration under the 1940 Act. Our common stock is traded on the New York Stock Exchange, or the NYSE, under the symbol "WMC."

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

In December 2021, we announced that our investment strategy will focus on residential real estate-related investments, including but not limited to non-qualified mortgage loans, Non-Agency RMBS, and other related investments. We believe this focus will allow us to address attractive market opportunities while maintaining alignment with our Manager’s core competencies. The portfolio transition is expected to be accomplished over the next 15 months. We plan to transition out of the commercial investments in our portfolio, though we may from time to time make commercial investments on an opportunistic basis.

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

Non-Agency RMBS. — RMBS that are not guaranteed by a U.S. Government agency or U.S. Government-sponsored entity. The mortgage loan collateral for Non-Agency RMBS consists of residential mortgage loans that do not generally conform to underwriting guidelines issued by a U.S. Government agency or U.S. Government-sponsored entity due to certain factors, including mortgage balances in excess of Agency underwriting guidelines, borrower characteristics, loan characteristics and/or level of documentation, and therefore are not issued or guaranteed by a U.S. Government agency or U.S. Government-

sponsored entity. The mortgage loan collateral may be classified as subprime, Alternative-A or prime depending on the borrower’s credit rating and the underlying level of documentation. Non-Agency RMBS collateral may also include reperforming loans, which are conventional mortgage loans that were current at the time of the securitization, but had been delinquent in the past. Non-Agency RMBS may be secured by fixed-rate mortgages, adjustable-rate mortgages or hybrid adjustable-rate mortgages.

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

Other investments. — In addition to Residential Whole Loans and Non-Agency RMBS, our current target investments, we may also make investments in Commercial Loans and Non-Agency CMBS and other securities on an opportunistic basis, which our Manager believes will assist us in meeting our investment objective and are consistent with our overall investment policies.  These investments will normally be limited by the REIT requirements that 75% our assets be real estate assets and that 75% of our income be generated from real estate, thereby limiting our ability to invest in such assets.

Our Investment Portfolio

Our investment strategy will focus on residential real estate related investments, including but not limited to non-qualified mortgage loans, Non-Agency RMBS and other related investments. The portfolio transition is expected to be accomplished over 15 months.

Our investment portfolio composition at March 31, 2022.

Our Financing Strategy

During 2020, the uncertainties created by the COVID-19 pandemic made it challenging to obtain financing arrangements on favorable terms.  In the latter part of 2020 and the beginning of 2021, terms for financing arrangements have improved significantly. As a result, we diversified our financing sources to provide an alternative to short-term repurchase agreements with daily margin requirements. We expect to continue to seek financing arrangements without daily margin requirements or with margin requirements that apply only after a significant reduction in the valuation of the assets financed, including but not limited to repurchase agreements, term financing, securitization and convertible senior unsecured notes, as the market permits. We believe the amount of leverage we use is consistent with our intention of keeping total borrowings within a prudent range, as determined by our Manager, taking into account a variety of factors such as general economic, political and financial market conditions, the anticipated liquidity and price volatility of our assets, the availability and cost of financing the assets, the creditworthiness of financing counterparties and the health of the U.S. residential and commercial mortgage markets. We expect to maintain a debt-to-equity ratio of two to four and a half times the amount of our stockholders' equity, depending on our investment composition. We seek to enhance equity returns by effectively utilizing leverage and seeking to limit our exposure to interest rate volatility and daily margin calls. The following table presents our debt-to-equity ratio on March 31, 2022 and December 31, 2021:

(dollars in thousands)	March 31, 2022	December 31, 2021
Total debt(1)	$458,727	$736,357
Total equity	$165,006	$193,109
Debt-to-equity ratio	2.8	3.8
(1) Total debt excludes the securitized debt which is non-recourse to us.

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

Critical Accounting Policies

The consolidated financial statements include our accounts, those of our wholly-owned subsidiaries and certain VIEs in which we are the primary beneficiary.  All intercompany amounts have been eliminated in consolidation.  In accordance with GAAP, our consolidated financial statements require the use of estimates and assumptions that involve the exercise of judgment and use of assumptions as to future uncertainties.  Our most critical accounting policies will involve decisions and assessments that could affect our reported assets and liabilities, as well as our reported revenues and expenses. We believe that all of the decisions and assessments upon which our consolidated financial statements have been based were reasonable at the time made and based upon information available to us at that time. There have been no significant changes to our critical accounting policies that are disclosed in our most recent Annual Report on Form 10-K for the year ended December 31, 2021.

2022 Activity

Investment Activity

We continually evaluate potential investments and our investment selection is based on supply and demand of our target assets, costs of financing, and the expected future interest rate volatility costs of hedging. During the three months ended March 31, 2022, we acquired $119.1 million of Residential Whole Loans and $40.0 million of Non-Agency RMBS. Also,we along with the other investors sold a Commercial REO for total proceeds of $54.7 million.

The following table presents our investing activity for the three months ended March 31, 2022 (dollars in thousands):

	Balance at		Loan Modification/Capitalized Interest	Principal Payments and Basis Recovery	Proceeds from Sales	Transfers to REO	Realized Gain/(Loss)	Unrealized Gain/(loss)	Premium and discount amortization, net	Balance at
Investment Type	December 31, 2021	Purchases								March 31, 2022
Agency RMBS and Agency RMBS IOs	$1,172	$—	N/A	$(76)	$—	N/A	$—	$(156)	$—	$940
Non-Agency RMBS	27,769	39,952	N/A	(187)	—	N/A	—	(3,425)	102	64,211
Non-Agency CMBS	105,358	—	N/A	(644)	—	N/A	—	974	(402)	105,286
Other securities(1)	51,648	—	N/A	—	—	N/A	—	(2,374)	(234)	49,040
Total MBS and other securities	185,947	39,952	N/A	(907)	—	N/A	—	(4,981)	(534)	219,477
Residential Whole Loans	1,023,502	119,093	64	(95,569)	—	—	—	(41,843)	(2,537)	1,002,710
Residential Bridge Loans	5,428	—	—	(105)	—	—	—	27	—	5,350
Commercial Loans	130,572	—	—	(4)	—	—	—	(2,073)	—	128,495
Securitized commercial loans	1,355,808	—	—	—	—	—	—	(73,564)	6,699	1,288,943
REO	43,607	—	N/A	—	(54,681)	—	12,198	—	N/A	1,124
Total Investments	$2,744,864	$159,045	$64	$(96,585)	$(54,681)	$—	$12,198	$(122,434)	$3,628	$2,646,099

(1) Other securities include $42.4 million of GSE CRTs and $6.7 million of ABS at March 31, 2022.

Portfolio Characteristics

Residential Real Estate Investments

Residential Whole Loans

The Residential Whole Loans have low LTV's and are comprised of 2,505 Non-QM adjustable rate mortgages and six investor fixed rate mortgages. The following table presents certain information about our Residential Whole Loans investment portfolio at March 31, 2022 (dollars in thousands):

			Weighted Average
Current Coupon Rate	Number of Loans	Principal Balance	Original LTV	Original FICO Score(1)	Expected Life (years)	Contractual Maturity (years)	Coupon Rate
2.01% – 3.00%	40	$20,896	54.2%	751	6.5	29.0	2.9%
3.01% – 4.00%	543	266,264	61.1%	744	4.4	27.9	3.7%
4.01% – 5.00%	1,232	453,466	55.1%	752	4.1	27.2	4.6%
5.01% – 6.00%	668	260,311	63.8%	741	3.7	26.7	5.4%
6.01% – 7.00%	26	9,320	67.8%	725	3.8	25.6	6.3%
7.01% - 8.00%	2	430	73.7%	748	3.2	26.5	7.1%
Total	2,511	$1,010,687	59.0%	747	4.1	27.3	4.5%

(1)The original FICO score is not available for 249 loans with a principal balance of approximately $83.2 million at March 31, 2022. We have excluded these loans from the weighted average computations.

Residential Bridge Loans

    We are no longer allocating capital to Residential Bridge Loans. The following table presents certain information about the remaining eight Residential Bridge Loans left in the portfolio at March 31, 2022 (dollars in thousands):

			Weighted Average
Current Coupon Rate	Number of Loans	Principal Balance	Original LTV	Contractual Maturity (months)(1)	Coupon Rate
7.01% – 9.00%	3	$2,946	70.4%	0.0	8.8%
9.01% – 11.00%	3	2,288	77.0%	0.0	10.5%
11.01% – 13.00%	2	495	69.7%	0.0	11.4%
Total	8	$5,729	73.0%	0.0	9.7%

(1) Non-performing loans that are past their maturity date are excluded from the calculation of the weighted average contractual maturity. The weighted average contractual maturity for these loans is zero.

Non-performing Residential Loans

The following table presents the aging of the Residential Whole Loans and Bridge Loans as of March 31, 2022 (dollars in thousands):

	Residential Whole Loans			Bridge Loans
	No of Loans	Principal	Fair Value	No of Loans	Principal	Fair Value
Current	2,479	$994,489	$986,712	1	$849	$859
1-30 days	16	7,247	7,250	1	75	75
31-60 days	2	824	766	—	—	—
61-90 days	1	536	509	—	—	—
90+ days	13	7,591	7,473	6	4,805	4,416
Total	2,511	$1,010,687	$1,002,710	8	$5,729	$5,350

Residential Whole Loans in Non-Accrual Status

As of March 31, 2022, there were 13 Non-QM loans carried at fair value in non-accrual status with an unpaid principal balance of approximately $7.6 million and a fair value of $7.5 million. These nonperforming loans represent approximately 0.8% of the total outstanding principal balance. No allowance or provision for credit losses was recorded as of and for the three months ended March 31, 2022 since the valuation adjustment, if any, would be reflected in the fair value of these loans. We stopped accruing interest income for these loans when they became contractually 90 days delinquent.

    As of March 31, 2022, there were six Residential Bridge Loans carried at fair value in non-accrual status with an unpaid principal balance of approximately $4.8 million and a fair value of $4.4 million. No allowance and provision for credit losses was recorded for loans carried at fair value as of and for the three months ended March 31, 2022 since valuation adjustments, if any, would be reflected in the fair value of these loans. We stopped accruing interest income for these loans when they became contractually 90 days delinquent.

    As of March 31, 2022, we had four real estate owned ("REO") properties with an aggregate carrying value of $1.1 million related to foreclosed Bridge Loans. The REO properties are held for sale and accordingly carried at the lower of cost or fair value less cost to sell. The REO properties are classified in "Other assets" in the Consolidated Balance Sheet.

Non-Agency RMBS

The following table presents the fair value and weighted average purchase price for each of our Non-Agency RMBS categories, including IOs accounted for as derivatives, together with certain of their respective underlying loan collateral attributes and current performance metrics as of March 31, 2022 (fair value dollars in thousands):

		Weighted Average
Category	Fair Value	Purchase Price	Life (Years)	Original LTV	Original FICO	60+ Day Delinquent	CPR
Prime	$44,095	$91.87	9.6	46.4%	535	0.9%	15.5%
Alt-A	20,116	65.31	19.1	69.9%	641	14.4%	13.3%
Total	$64,211	$83.55	12.6	53.7%	568	5.1%	14.8%

Agency RMBS Portfolio

The following table summarizes our Agency portfolio by investment category as of March 31, 2022 (dollars in thousands):

	Principal Balance	Amortized Cost	Fair Value	Net Weighted Average Coupon
Agency RMBS IOs and IIOs (1)	N/A	$55	$62	1.1%
Agency RMBS IOs and IIOs accounted for as derivatives (1)	N/A	N/A	878	1.8%
Total Agency RMBS	—	55	940	1.7%
Total	$—	$55	$940	1.7%

(1)IOs and IIOs have no principal balances and bear interest based on a notional balance.  The notional balance is used solely to determine interest distributions on the interest-only class of securities.

Commercial Real Estate Investments

With the new focus on residential real estate related investments, we plan to transition out of commercial real estate investments over the next 15 months.

Non-Agency CMBS

The following table presents certain characteristics of our Non-Agency CMBS portfolio as of March 31, 2022 (dollars in thousands):

		Principal		Weighted Average
Type	Vintage	Balance	Fair Value	Life (Years)	Original LTV
Conduit:
	2006-2009	$164	$159	1.9	83.7%
	2010-2020	78,776	21,691	4.4	62.8%
		78,940	21,850	4.4	62.9%
Single Asset:
	2010-2020	100,034	83,436	1.7	65.3%
Total		$178,974	$105,286	2.2	64.8%

Commercial Real Estate Investments

The following table presents our commercial loan investments as of March 31, 2022 (dollars in thousands):

Loan	Loan Type	Principal Balance	Fair Value	Original LTV	Interest Rate	Maturity Date	Extension Option	Collateral	Geographic Location
CRE 3	Interest-Only Mezzanine loan	$90,000	$27,060	58%	1-Month LIBOR plus 9.25%	6/29/2021	None(1)	Entertainment and Retail	NJ
CRE 4	Interest-Only First Mortgage	38,367	38,229	63%	1-Month LIBOR plus 3.02%	8/6/2022	A One-Year Extensions	Retail	CT
CRE 5	Interest-Only First Mortgage	24,535	24,242	62%	1-Month LIBOR plus 3.75%	11/6/2022	Two One-Year Extensions	Hotel	NY
CRE 6	Interest-Only First Mortgage	13,207	13,049	62%	1-Month LIBOR plus 3.75%	11/6/2022	Two One-Year Extensions	Hotel	CA
CRE 7	Interest-Only First Mortgage	7,259	7,172	62%	1-Month LIBOR plus 3.75%	11/6/2022	Two One-Year Extensions	Hotel	IL, FL
CRE 8	Interest-Only First Mortgage	4,425	4,381	79%	1-Month LIBOR plus 4.85%	12/6/2022	None	Assisted Living Facilities	FL
SBC 3	Interest-Only First Mortgage	14,362	14,362	49%	1-Month LIBOR plus 4.10%	7/6/2022	None	Nursing Facilities	CT
		$192,155	$128,495
(1) CRE 3 is in default and not eligible for extension.

Non-Performing Commercial Loans

The COVID-19 pandemic has adversely impacted a broad range of industries in which our commercial loan borrowers operate and could impair their ability to fulfill their financial obligations to us, most significantly retail and hospitality asset. All but the one loan discussed below remain current.

CRE 3 Loan

As of March 31, 2022, the CRE 3 junior mezzanine loan with an outstanding principal balance of $90.0 million secured by a retail facility was non-performing and past its maturity date of June 29, 2021. We were receiving interest payments on this loan from a reserve that was exhausted in May 2021. We are currently in discussions with the borrower and certain other lenders regarding alternatives to address the situation which might include modifications of loan terms, deferral of payments and the funding of new advances. There can be no assurance that these discussions will result in an outcome in which we would be repaid any amount of the loan and we may suffer further declines in fair value with respect to the mezzanine investment. We could experience a total loss of our investment under various scenarios, which at current levels would result in a $27.1 million reduction in the Company’s book value. Refer to Note 6 - "Commercial Loans" for details.

The following table presents the aging of the Commercial Loans as of March 31, 2022 (dollars in thousands):

	Commercial Loans
	No of Loans	Principal	Fair Value
Current	6	$102,155	$101,435
1-30 days	—	—	—
31-60 days	—	—	—
61-90 days	—	—	—
90+ days	1	90,000	27,060
Total	7	$192,155	$128,495

Commercial Real Estate Owned

In February 2022, we and the other investors sold the unencumbered hotel property for $55.9 million which was foreclosed on in the third quarter of 2021. We and the other investors fully recovered our aggregate initial investment of $42.0 million. We recognized a gain on sale of approximately $12.2 million.

Geographic Concentration

The mortgages underlying our Non-Agency RMBS and Non-Agency CMBS are located in various states across the United States and other countries. The following table presents the five largest concentrations by location for the mortgages collateralizing our Non-Agency RMBS and Non-Agency CMBS as of March 31, 2022, based on fair value (dollars in thousands):

	Non-Agency RMBS			Non-Agency CMBS
	Concentration	Fair Value		Concentration	Fair Value
California	37.2%	$23,890	California	36.4%	$38,343
Florida	14.6%	9,402	Nevada	18.5%	19,468
New York	7.2%	4,628	Bahamas	13.7%	14,420
New Jersey	3.8%	2,425	Delaware	5.2%	5,474
Texas	3.7%	2,363	Texas	4.1%	4,298

The following table presents the various states across the United States in which the collateral securing our Residential Whole Loans and Residential Bridge Loans at March 31, 2022, based on principal balance, is located (dollars in thousands):

	Residential Whole Loans			Residential Bridge Loans
	State Concentration	Principal Balance		State Concentration	Principal Balance
California	69.6%	$703,135	New York	45.9%	$2,631
New York	12.6%	127,581	California	30.6%	1,754
Georgia	3.3%	33,024	Florida	19.6%	1,125
Texas	2.9%	29,139	New Jersey	3.9%	219
Florida	2.7%	27,221	Total	100.0%	5,729
Other	8.9%	90,587
Total	100.0%	$1,010,687

Financing Activity

      We will look to continue to expand and diversify our financing sources, especially those sources that provide an alternative to short-term repurchase agreements with daily margin requirements.

Repurchase Agreements

Our repurchase agreements bear interest at a contractually agreed-upon rate and have terms ranging from one month to 12 months. Our counterparties generally require collateral in excess of the loan amount, or haircuts. As of March 31, 2022, the contractual haircuts required under repurchase agreements on our investments were as follows:

	Minimum	Maximum
Short-Term Borrowings
Agency RMBS IOs	33%	37%
Non-Agency RMBS	13%	61%
Residential Whole Loans	21%	21%
Residential Bridge Loans	18%	18%
Commercial Loans	55%	55%
Other Securities	63%	65%

Long-Term Borrowings
Non-Agency CMBS and Non-Agency RMBS Facility
Non-Agency RMBS	25%	25%
Non-Agency CMBS	30%	30%
Other Securities	25%	30%

Residential Whole Loan Facility
Residential Whole Loans(1)	10%	10%

Commercial Whole Loan Facility
Commercial Loans(2)	22%	31%

(1) The haircut is based on 10% of the outstanding principal amount of the Residential Whole Loans.
(2) Each Commercial Loan is financed separately under this facility and the haircuts are dependent on the type of collateral.

Convertible Senior Unsecured Notes

During the quarter ended March 31, 2022, we repurchased $3.4 million aggregate principal amount of the 2022 Notes at an approximate 0.8% premium to par value, plus accrued and unpaid interest.

Securitized Debt

In February 2022, we completed a residential mortgage-backed securitization. The Arroyo Trust 2022 issued $398.9 million of mortgage-backed notes and we retained the subordinate non-offered securities in the securitization, which include the Class B, Class A-IO-S and Class XS certificates. These non-offered securities were eliminated in the consolidation. As of March 31, 2022, Residential Whole Loans, with an outstanding principal balance of approximately $415.2 million, serve as collateral for the Arroyo Trust 2022's securitized debt.

Outstanding Borrowings

Repurchase Agreements

At March 31, 2022, we had outstanding borrowings under six of our repurchase agreements. The following table summarizes certain characteristics of our repurchase agreements at March 31, 2022 (dollars in thousands):

Securities Pledged	Repurchase Agreement Borrowings	Weighted Average Interest Rate on Borrowings Outstanding at end of period	Weighted Average Remaining Maturity (days)
Short-Term Borrowings:
Agency RMBS	$354	1.13%	32
Non-Agency RMBS(1)	54,388	2.33%	11
Residential Whole Loans (2)	1,322	2.95%	28
Residential Bridge Loans (2)	4,231	2.95%	28
Commercial Loans (2)	6,463	3.56%	28
Other Securities	2,410	3.49%	18
Total short term borrowings	69,168	2.53%	15
Long Term Borrowings:
Non-Agency CMBS and Non-Agency RMBS Facility
Non-Agency CMBS (1)	56,486	2.14%	35
Non-Agency RMBS	16,451	2.15%	35
Other Securities	27,506	2.22%	35
Subtotal	100,443	2.17%	35
Residential Whole Loan Facility
Residential Whole Loans (2)	109,111	2.25%	218
Commercial Whole Loan Facility
Commercial Loans	63,658	2.27%	178
Total long term borrowings	273,212	2.22%	141
Repurchase agreements borrowings	$342,380	2.29%	116
Less unamortized debt issuance costs	—	N/A	N/A
Repurchase agreement borrowings, net	$342,380	2.29%	116

(1)Includes repurchase agreement borrowings on securities eliminated upon VIE consolidation.
(2)Repurchase agreement borrowings on loans owned are through trust certificates. The trust certificates are eliminated in consolidation.

At March 31, 2022, we had outstanding repurchase agreement borrowings with the following counterparties:

(dollars in thousands) Repurchase Agreement Counterparties	Amount Outstanding	Percent of Total Amount Outstanding	Company Investments Held as Collateral	Counterparty Rating(1)
Credit Suisse AG, Cayman Islands Branch (2)	$207,753	60.7%	$241,846	A+
Citigroup Global Markets Inc.	100,443	29.3%	173,733	A+
RBC Capital Markets LLC	19,405	5.7%	22,349	AA-
Nomura Securities International, Inc. (3)	12,016	3.5%	21,092	Unrated (3)
All other counterparties (4)	2,763	0.8%	6,956
Total	$342,380	100.0%	$465,976

(1)The counterparty ratings presented above are the long-term issuer credit ratings as rated at March 31, 2022 by S&P.
(2)Includes master repurchase agreements in which the buyer includes Alpine Securitization LTD., a Credit Suisse sponsored asset-backed commercial paper conduit.
(3)    Nomura Holdings, Inc., the parent company of Nomura Securities International, Inc., is rated BBB+ by S&P at March 31, 2022.
(4)    Represents amount outstanding with two counterparties, which each holds collateral valued less than 5% of our stockholders’ equity as security for our obligations under the applicable repurchase agreements as of March 31, 2022.

The following table presents our average repurchase agreement borrowings, excluding unamortized debt issuance costs, by type of collateral pledged for the three months ended March 31, 2022 (dollars in thousands):

Collateral	Three Months Ended March 31, 2022
Agency RMBS	$850
Non-Agency RMBS(1)	56,798
Non-Agency CMBS(1)	71,803
Residential Whole Loans	201,228
Commercial loans	65,272
Residential Bridge Loans	5,625
Other securities	36,343
Total	$437,919
Maximum borrowings during the period(2)	$613,518

(1)Includes repurchase agreement borrowings on securities eliminated upon VIE consolidation.
(2)Amount represents the maximum borrowings at month-end during each of the respective periods.

Repurchase Agreements Financial Metrics

Certain of our financing agreements provide the counterparty with the right to terminate the agreement and accelerate amounts due under the associated agreement if we do not maintain certain financial metrics. Although specific to each financing arrangement, typical financial metrics include minimum equity and liquidity requirements, leverage ratios, and performance triggers. In addition, some of the financing arrangements contain cross-default features, whereby default under an agreement with one lender simultaneously causes default under agreements with other lenders. with borrowings outstanding as of March 31, 2022. We complied with the terms of such financial metrics as of March 31, 2022.

Securitized Debt

Residential Mortgage-Backed Notes

Arroyo Trust 2019

The following table summarizes the consolidated Arroyo Trust 2019's issued mortgage-backed notes at March 31, 2022 which is classified in "Securitized debt, net" in the Consolidated Balance Sheets (dollars in thousands):

Classes	Principal Balance	Coupon	Carrying Value	Contractual Maturity
Issued Mortgage-Backed Notes
Class A-1	$234,900	3.3%	$234,900	4/25/2049
Class A-2	12,598	3.5%	12,598	4/25/2049
Class A-3	19,959	3.8%	19,959	4/25/2049
Class M-1	25,055	4.8%	25,055	4/25/2049
Subtotal	$292,512		$292,512
Less: Unamortized deferred financing costs	N/A		3,280
Total	$292,512		$289,232

Arroyo Trust 2020

The following table summarizes the consolidated Arroyo Trust 2020's issued mortgage-backed notes at March 31, 2022 which is classified in "Securitized debt, net" in the Consolidated Balance Sheets (dollars in thousands):

Classes	Principal Balance	Coupon	Carrying Value	Contractual Maturity
Issued Mortgage-Backed Notes
Class A-1A	$96,193	1.7%	$96,193	3/25/2055
Class A-1B	11,414	2.1%	11,414	3/25/2055
Class A-2	13,518	2.9%	13,518	3/25/2055
Class A-3	17,963	3.3%	17,963	3/25/2055
Class M-1	11,739	4.3%	11,739	3/25/2055
Subtotal	$150,827		$150,827
Less: Unamortized deferred financing costs	N/A		1,910
Total	$150,827		$148,917

Arroyo Trust 2022

The following table summarizes the consolidated Arroyo Trust 2022's issued mortgage-backed notes at March 31, 2022 which is classified as "Securitized debt, net" on the Consolidated Balance Sheets (dollars in thousands):

Classes	Principal Balance	Coupon	Fair Value	Contractual Maturity
Issued Mortgage-Backed Notes
Class A-1A	$238,419	2.5%	$232,676	12/25/2056
Class A-1B	82,942	3.3%	79,703	12/25/2056
Class A-2	21,168	3.6%	20,381	12/25/2056
Class A-3	28,079	3.7%	26,918	12/25/2056
Class M-1	17,928	3.7%	16,744	12/25/2056
Total	$388,536		$376,422

Commercial Mortgage-Backed Notes

We hold a controlling financial variable interest in CSMC USA and were required to consolidate the CMBS VIE. Refer to Note 7 - "Financings" for details. The following table summarizes the consolidated 2014 CSMC USA's commercial mortgage pass-through certificates at March 31, 2022 which is classified in "Securitized debt, net" in the Consolidated Balance Sheets (dollars in thousands):

Classes	Principal Balance	Coupon	Fair Value	Contractual Maturity
Class A-1	$120,391	3.3%	$117,768	9/11/2025
Class A-2	531,700	4.0%	523,078	9/11/2025
Class B	136,400	4.2%	126,957	9/11/2025
Class C	94,500	4.3%	86,707	9/11/2025
Class D	153,950	4.4%	142,388	9/11/2025
Class E	180,150	4.4%	152,369	9/11/2025
Class F	153,600	4.4%	113,725	9/11/2025
Class X-1(1)	N/A	0.7%	12,347	9/11/2025
Class X-2(1)	N/A	0.2%	2,572	9/11/2025
	$1,370,691		$1,277,911

(1) Class X-1 and X-2 are interest-only classes with notional balances of $652.1 million and $733.5 million as of March 31, 2022, respectively.

The above table does not reflect the portion of the class F bond held by us because the bond is eliminated in consolidation. Our ownership interest in the F bonds represents a controlling financial interest, which resulted in consolidation of the trust. The bond had a fair market value of $11.0 million at March 31, 2022, and our exposure to loss is limited to our ownership interest in this bond.

Convertible Senior Unsecured Notes

2022 Notes

As of March 31, 2022, we had $34.3 million of the 2022 Notes outstanding. The 2022 Notes mature on October 1, 2022, unless earlier converted, redeemed or repurchased by the holders pursuant to their terms, and are not redeemable by us except during the final three months prior to maturity.

2024 Notes

As of March 31, 2022, we had $86.3 million aggregate principal amount of the 2024 Notes outstanding. The 2024 notes mature on September 15, 2024, unless earlier converted, redeemed or repurchased by the holders pursuant to their terms, and are not redeemable by us except during the final three months prior to maturity.

Recourse and Non-Recourse Financing

We utilize both recourse and non-recourse debt to finance our portfolio. Our recourse debt included our short and long-term repurchase agreement financings and our convertible senior unsecured notes. At March 31, 2022, our total non-recourse financing is comprised of $814.6 million of securitized debt issued in connection with our three Residential Whole Loan securitizations and $1.3 billion of securitized debt from owning a Non-Agency CMBS bond with a fair value of $14.9 million that was deemed to be a controlling financial variable interest in CSMC USA which required us to consolidate the CMBS VIE.

(dollars in thousands)	March 31, 2022		December 31, 2021
Recourse and non-recourse financing	$2,551,209		$2,599,845
Non-recourse financing
Arroyo 2019-2	289,232		337,571
Arroyo 2020-1	148,917		181,547
Arroyo 2022-1	376,422		—
CMSC USA	1,277,911		1,344,370
Total recourse financing	$458,727	$458,727	$736,357

Stockholders' equity	$165,006		$193,109

Recourse leverage	2.8x		3.8x

Hedging Activity
The following tables summarize the hedging activity during the three months ended March 31, 2022 (dollars in thousands):

	Notional Amount at		Settlements, Terminations or Expirations	Notional Amount at
Derivative Instrument	December 31, 2021	Acquisitions		March 31, 2022
Fixed pay interest rate swaps	$22,000	$265,000	$(35,000)	$252,000
Credit default swaps	6,170	—	—	6,170
Total derivative instruments	$28,170	$265,000	$(35,000)	$258,170

	Fair Value at	Acquisitions	Settlements, Terminations or Expirations	Realized Gains / Losses	Mark-to-market	Fair Value at
Derivative Instrument	December 31, 2021					March 31, 2022
Fixed pay interest rate swaps	$(38)	$—	$(5,540)	$5,540	$(449)	$(487)
Credit default swaps	(459)	—	—	—	2,213	1,754
Total derivative instruments	$(497)	$—	$(5,540)	$5,540	$1,764	$1,267

Dividends

During the three months ended March 31, 2022, we declared a $0.04 dividend per share generating a dividend yield of approximately 9.4% based on the stock closing price of $1.71 on March 31, 2022.

Book Value

The following chart reflects our book value per common share basic and diluted over five consecutive quarters:

Book Value
5
4
3
2
1
0
4.27
3.55
3.45
3.20
2.73
03/31/21
06/30/21
09/30/21
12/31/21
03/31/22
Period Ending

    We continue to implement measures to improve our balance sheet by increasing liquidity, reducing leverage, and seek alternative financing arrangements to preserve long-term shareholder value. The decrease in book value from $3.20 as of December 31, 2021, to $2.73 as of March 31, 2022, was primarily due to a decline in fair value in our investment portfolio, mainly the Residential Whole Loan investments attributable to spread widening. Also, contributing were lower net interest income from accelerated premium amortization associated prepayments in our Residential Whole Loan portfolio.

Results of Operations

Comparison of the three months ended March 31, 2022 to the three months ended March 31, 2021.

General
Due to the continued uncertainty still surrounding the ongoing COVID-19 pandemic, our results of operations for the three months ended March 31, 2022 and March 31, 2021 may not be comparable. During the first quarter of 2022, we continued to make progress towards strengthening our balance sheet, improving liquidity and the transition of our portfolio to residential investments.
During the three months ended March 31, 2022, we completed our third securitization, continued to repurchase our 2022 Notes, and sold the hotel REO, realizing a gain on sale. However, due to spread widening we experienced a significant decline in the fair value of Residential Whole Loan investments. This decline in fair value of $41.8 million was a key contributor to the generation of a net loss of $25.9 million, or $0.43 per basic and diluted weighted common share for the three months ended March 31, 2022
In contrast, for the three months ended March 31, 2021, the improved residential credit markets resulted in a significant increase in our Residential Whole Loan investments, which was a key contributor to the generation of net income of $8.0 million, or $0.13 per basic and diluted weighted common share.

Net Interest Income

    The following tables set forth certain information regarding our net interest income on our investment portfolio for the three months ended March 31, 2022 and March 31, 2021 (dollars in thousands):

Three Months Ended March 31, 2022	Average Amortized Cost of Assets	Total Interest Income	Yield on Average Assets

Investments
Agency RMBS	$59	$4	27.50%
Non-Agency CMBS	166,171	2,570	6.27%
Non-Agency RMBS	40,422	530	5.32%
Residential Whole Loans	1,052,261	8,746	3.37%
Residential Bridge Loans	5,798	20	1.40%
Commercial loans	192,156	1,246	2.63%
Securitized commercial loans	1,274,896	21,872	6.96%
Other securities	47,641	654	5.57%
Total investments	$2,779,404	$35,642	5.20%

	Average Carrying Value	Total Interest Expense	Average Cost of Funds(1)
Borrowings
Repurchase agreements	$437,919	$2,442	2.26%
Convertible senior unsecured notes, net	118,308	2,597	8.90%
Securitized debt	1,991,512	26,320	5.36%
Total borrowings	$2,547,739	$31,359	4.99%

Net interest income and net interest margin(2)		$4,283	0.62%

Three Months Ended March 31, 2021	Average Amortized Cost of Assets	Total Interest Income	Yield on Average Assets

Investments
Agency RMBS	$89	$4	18.23%
Non-Agency CMBS	208,870	4,767	9.26%
Non-Agency RMBS	29,554	355	4.87%
Residential Whole Loans	970,642	10,058	4.20%
Residential Bridge Loans	14,141	230	6.60%
Commercial Loans	325,227	5,217	6.51%
Securitized commercial loan	1,568,571	24,564	6.35%
Other securities	49,396	822	6.75%
Total investments	$3,166,490	$46,017	5.89%

	Average Carrying Value	Total Interest Expense	Average Cost of Funds(1)
Borrowings
Repurchase agreements	$348,541	$3,604	4.19%
Convertible senior unsecured notes, net	169,010	3,540	8.49%
Securitized debt	2,336,479	29,625	5.14%
Total borrowings	$2,854,030	$36,769	5.22%

Net interest income and net interest margin(2)		$9,248	1.18%

(1) Average cost of funds does not include the interest expense related to our derivatives. In accordance with GAAP, such costs are included in "Gain (loss) on derivative instruments, net" in the Consolidated Statements of Operations.
(2) Since we do not apply hedge accounting, our net interest margin in this table does not reflect the benefit / cost of our interest rate swaps. See "Non-GAAP Financial Measures" for net investment income table that includes the benefit / cost from our interest rate swaps.

Interest Income

For the three months ended March 31, 2022, and March 31, 2021, we earned interest income on our investments of approximately $35.6 million and $46.0 million, respectively. The decrease of approximately $10.4 million was mainly due to a smaller investment portfolio from principal payments and payoffs of $421.4 million of commercial investments and $416.0 million of residential investments. Also, interest income was further reduced by our $90.0 million commercial mezzanine loan becoming non-performing in May 2021, and certain Non-Agency CMBS positions were placed on non-accrual status. The decrease was partially offset by acquisitions of $587.0 million of residential investments.
Interest Expense

Interest expense decreased from $36.8 million for the three months ended March 31, 2021 to $31.4 million for the three months ended March 31, 2022. The decrease in interest expense was a result of a smaller investment portfolio, improved cost of financing from the improved terms on our amended residential and securities financing facilities and Residential Whole Loan facility and a decrease in our convertible senior unsecured notes outstanding as a result of the repurchases.

Other income (loss), net

Realized gain (loss), net

Realized gain (loss) represents the net gain (loss) on sales or settlements from our investment portfolio and debt. The following table presents the realized gains (losses) of our investments and debt for each of the three months ended March 31, 2022 and March 31, 2021 (dollars in thousands):

	For the three months ended March 31, 2022				For the three months ended March 31, 2021
	Proceeds (Payments)	Gross Gains	Gross Losses	Net Gain (Loss)	Proceeds (Payments)	Gross Gains	Gross Losses	Net Gain (Loss)
Non-Agency CMBS	$—	$—	$—	$—	$—	$—	$(5,929)	$(5,929)
Loans transferred to REO(1)	—	—	—	—	684	—	(36)	(36)
Disposition of REO(2)	54,681	12,198	—	12,198	—	—	—	—
Convertible senior unsecured notes(3)	(3,408)	(53)	—	(53)	(6,315)	240	—	240
Total	$51,273	$12,145	$—	$12,145	$(5,631)	$240	$(5,965)	$(5,725)

(1)Realized gains/losses recognized on the transfer of Residential Bridge Loans to REO. Proceeds represent the fair value less estimated selling costs of the real estate on the date of transfer.
(2)Realized gains/losses recognized in connection with the sale of the hotel REO.
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

The following table presents the net unrealized gains (losses) we recorded on our investments and securitized debt (dollars in thousands):

	Three months ended March 31, 2022	Three months ended March 31, 2021
Agency RMBS	$(48)	$26
Non-Agency CMBS	974	(13,972)
Non-Agency RMBS	(3,424)	1,454
Residential Whole Loans	(41,843)	17,321
Residential Bridge Loans	27	203
Commercial loans	(2,073)	1,622
Securitized commercial loans	(73,564)	75,810
Other securities	(2,374)	681
Securitized debt	83,422	(74,095)
Total	$(38,903)	$9,050

Gain (loss) on derivatives, net

    As of March 31, 2022, we had interest rate swaps and forward starting swaps with a notional amount of $252.0 million, including $100.0 million of forward starting swaps. Our hedging strategy is designed to mitigate our exposure to interest rate volatility.

The following table presents the components of gain (loss) on derivatives for the three months ended March 31, 2022 and March 31, 2021 (dollars in thousands):

	Realized Gain (Loss), net
Description	Other Settlements / Expirations	Variation Margin Settlement	Return (Recovery) of Basis	Mark-to-Market	Contractual interest income (expense), net(1)	Total
Three months ended March 31, 2022
Interest rate swaps	$—	$5,540	$—	$(449)	$(291)	$4,800
Agency and Non-Agency Interest-Only Strips— accounted for as derivatives	—	—	(72)	(109)	89	(92)
Credit default swaps	15	—	—	2,213	—	2,228
Total	$15	$5,540	$(72)	$1,655	$(202)	$6,936

Three months ended March 31, 2021
Agency and Non-Agency Interest-Only Strips— accounted for as derivatives	$—	$—	$(94)	$—	$121	$27
Credit default swaps	16	—	—	(17)	—	(1)
Total	$16	$—	$(94)	$(17)	$121	$26

(1)Contractual interest income (expense), net on derivative instruments includes interest settlement paid or received.

Other, net

For the three months ended March 31, 2022 and March 31, 2021, "Other, net" was a loss of $145 thousand and a loss of $28 thousand, respectively. The balance is mainly comprised of income on cash balances, miscellaneous net interest income (expense) on cash collateral for our repurchase agreements and derivatives, and miscellaneous fees and expenses on residential mortgage loans.

Expenses

Management Fee

We incurred management fee expense of approximately $1.1 million and $1.5 million for the three months ended March 31, 2022 and March 31, 2021, respectively. The decline in management fees was a result of our Manager voluntarily waiving 25% of its management fee solely for the duration of calendar year 2022 in order to support our earnings potential and our transition to a residential focused investment portfolio. Future waivers, if any, will be at the Manager's discretion.

The management fees, expense reimbursements and the relationship between our Manager and us are discussed further in Note 10, “Related Party Transactions” to the financial statements contained in this Quarterly Report on Form 10-Q.

Other Operating Expenses

We incurred other operating expenses of approximately $296 thousand and $392 thousand for the three months ended March 31, 2022, and March 31, 2021, respectively. Other operating costs comprise bank fees, trustee fees and asset management/loan servicing fees for loans acquired serving released. Formerly, transaction and financing costs were included in this expense category.

Transaction costs

We incurred transaction costs of $2.6 million for the three months ended March 31, 2022, and there were no similar costs for the three months ended March 31, 2021. The transaction costs are associated with the Arroyo Trust 2022-1 securitization that was completed in February 2022. We elected the fair value option for the securitized debt. Under generally accepted accounting principles, we were required to expense the associated finance costs.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was relatively flat quarter over quarter.

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

Distributable Earnings (formerly referred to as Core Earnings) is a non-GAAP financial measure that is used by us to approximate cash yield or income associated with our portfolio and is defined as GAAP net income (loss) as adjusted, excluding: (i) net realized gain (loss) on investments and termination of derivative contracts; (ii) net unrealized gain (loss) on investments and debt; (iii) net unrealized gain (loss) resulting from mark-to-market adjustments on derivative contracts; (iv) provision for income taxes; (v) non-cash stock-based compensation expense; (vi) non-cash amortization of the convertible senior unsecured notes discount; (vii) one-time charges such as acquisition costs and impairment on loans; and (viii) one-time events pursuant to changes in GAAP and certain other non-cash charges after discussions between us, our Manager and our independent directors and after approval by a majority of our independent directors.

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

The table below reconciles Net Income to Distributable Earnings for the three months ended March 31, 2022 and March 31, 2021:

(dollars in thousands)	Three months ended March 31, 2022	Three months ended March 31, 2021
Net income (loss) attributable to common stockholders and participating securities	$(25,853)	$7,953
Income tax provision (benefit)	56	98
Net income (loss) before income taxes	(25,797)	8,051

Adjustments:
Investments:
Unrealized (gain) loss on investments, securitized debt and other liabilities	38,903	(9,050)
Realized (gain) loss on investments	(8,713)	5,965
One-time transaction costs	2,740	(4)

Derivative Instruments:
Net realized gain on derivatives	(5,540)	—
Net unrealized (gain) loss on derivatives	(1,655)	17

Other:
Realized (gain) loss on extinguishment of convertible senior unsecured notes	53	(240)
Amortization of discount on convertible senior unsecured notes	223	245
Other non-cash adjustments	—	977
Non-cash stock-based compensation expense	165	182
Total adjustments	26,176	(1,908)
Distributable Earnings	$379	$6,143

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

(dollars in thousands)	Three months ended March 31, 2022	Three months ended March 31, 2021
Net interest income	$4,283	$9,248
Interest income from IOs and IIOs accounted for as derivatives	17	27
Net interest income (expense) from interest rate swaps	(291)	—
Adjusted net interest income	4,009	9,275
Total expenses	(6,497)	(4,518)
Other non-cash adjustments	—	977
Non-cash stock-based compensation	165	182
One-time transaction costs	2,740	(4)
Amortization of discount on convertible unsecured senior notes	223	245
Interest income on cash balances and other income (loss), net	(130)	(12)
Income attributable to non-controlling interest	(131)	(2)
Distributable Earnings	$379	$6,143

Reconciliation of GAAP Book Value to Non-GAAP Economic Book Value

"Economic book value" is a non-GAAP financial measure of our financial position on an unconsolidated basis. We own certain securities that represent a controlling variable interest, which under GAAP requires consolidation; however, our economic exposure to these variable interests is limited to the fair value of the individual investments. Economic book value is calculated by taking the GAAP book value and 1) adding the fair value of the retained interest or acquired security of the VIEs held by us and 2) removing the asset and liabilities associated with each of consolidated trusts (CSMC USA, Arroyo 2019-2, Arroyo 2020-1 and Arroyo 2022-1). Management considers that Economic book value provides investors with a useful supplemental measure to evaluate our financial position as it reflects the actual financial interest of these investments irrespective of the variable interest consolidation model applied for GAAP reporting purposes. Economic book value does not represent and should not be considered as a substitute for Stockholders' Equity, as determined in accordance with GAAP, and our calculation of this measure may not be comparable to similarly titled measures reported by other companies.

The table below is a reconciliation of the GAAP Book Value to Non-GAAP Economic Book Value (dollars in thousands - except per share data):

	$ Amount	Per Share
GAAP Book Value at March 31, 2022	$165,006	$2.73

Adjustments to deconsolidate VIEs and reflect the Company's interest in the securities owned
Deconsolidation of VIEs assets	(2,197,379)	(36.39)
Deconsolidation of VIEs liabilities	2,099,721	34.78
Interest in securities of VIEs owned, at fair value	102,031	1.69
Economic Book Value at March 31, 2022	$169,379	$2.81

Net Interest Income and Net Interest Margin

The following tables set forth certain information regarding our Non-GAAP net investment income and net interest margin which includes interest income on Agency and Non-Agency Interest-Only Strips classified as derivatives and excludes the interest expense for third-party consolidated VIEs for the three months ended March 31, 2022 and March 31, 2021 (dollars in thousands):

Three Months Ended March 31, 2022	Average Amortized Cost of Assets(1)	Total Interest Income(2)	Yield on Average Assets

Investments
Agency RMBS	$1,022	$21	8.33%
Non-Agency CMBS	166,171	2,570	6.27%
Non-Agency RMBS	40,422	530	5.32%
Residential Whole Loans	1,052,261	8,746	3.37%
Residential Bridge Loans	5,798	20	1.40%
Commercial loans	192,156	1,246	2.63%
Securitized commercial loans	1,274,896	21,872	6.96%
Other securities	47,641	654	5.57%
Total investments	2,780,367	35,659	5.20%
Adjustments:
Securitized commercial loans from consolidated VIEs	(1,274,896)	(21,872)	6.96%
Investments in consolidated VIEs eliminated in consolidation	13,966	219	6.36%
Adjusted total investments	$1,519,437	$14,006	3.74%

	Average Carrying Value	Total Interest Expense	Average Effective Cost of Funds
Borrowings
Repurchase agreements	$437,919	$2,442	2.26%
Convertible senior unsecured notes, net	118,308	2,597	8.90%
Securitized debt	1,991,512	26,320	5.36%
Interest rate swaps	n/a	291	0.05%
Total borrowings	2,547,739	31,650	5.04%
Adjustments:
Securitized debt from consolidated VIEs(3)	(1,259,147)	(20,829)	6.71%
Adjusted total borrowings	$1,288,592	$10,821	3.41%

Adjusted net interest income and net interest margin		$3,185	0.85%

(1)Includes Agency and Non-Agency Interest-Only Strips accounted for as derivatives.
(2)Refer to below table for components of interest income.
(3)Includes only the third-party sponsored securitized debt from CSMC USA.

Three Months Ended March 31, 2021	Average Amortized Cost of Assets(1)	Total Interest Income(2)	Yield on Average Assets

Investments
Agency RMBS	$1,352	$31	9.30%
Non-Agency CMBS	208,870	4,767	9.26%
Non-Agency RMBS	29,554	355	4.87%
Residential Whole-Loans	970,642	10,058	4.20%
Residential Bridge Loans	14,141	230	6.60%
Commercial loans	325,227	5,217	6.51%
Securitized commercial loan	1,568,571	24,564	6.35%
Other securities	49,396	822	6.75%
Total investments	3,167,753	46,044	5.89%
Adjustments:
Securitized commercial loans from consolidated VIEs	(1,568,571)	(24,564)	6.35%
Investments in consolidated VIEs eliminated in consolidation	59,051	1,193	8.19%
Adjusted total investments	$1,658,233	$22,673	5.55%

	Average Carrying Value	Total Interest Expense	Average Effective Cost of Funds
Borrowings
Repurchase agreements	$348,541	$3,604	4.19%
Convertible senior unsecured notes, net	$169,010	$3,540	8.49%
Securitized debt	2,336,479	29,625	5.14%
Total borrowings	2,854,030	36,769	5.22%
Adjustments:
Securitized debt from consolidated VIEs(3)	(1,495,410)	(23,035)	6.25%
Adjusted total borrowings	$1,358,620	$13,734	4.10%

Adjusted net interest income and net interest margin		$8,939	2.19%

(1)Includes Agency and Non-Agency Interest-Only Strips accounted for as derivatives.
(2)Refer to below table for components of interest income.
(3)Includes only the third-party sponsored securitized debt from RETL Trust and CSMC USA.

The following table reconciles total interest income to adjusted interest income, which includes interest income on Agency and Non-Agency Interest-Only Strips classified as derivatives (Non-GAAP financial measure) for the three months ended March 31, 2022 and March 31, 2021:

(dollars in thousands)	Three months ended March 31, 2022	Three months ended March 31, 2021
Coupon interest income:
Agency RMBS	$8	$15
Non-Agency CMBS	2,972	2,337
Non-Agency RMBS	545	413
Residential Whole Loans	11,283	12,105
Residential Bridge Loans	20	232
Commercial loans	1,246	5,153
Securitized commercial loans	15,173	18,414
Other Securities	888	1,591
Subtotal coupon interest	32,135	40,260
Premium accretion, discount amortization and amortization of basis, net:
Agency RMBS	(4)	(11)
Non-Agency CMBS	(402)	2,430
Non-Agency RMBS	(15)	(58)
Residential Whole Loans	(2,537)	(2,047)
Residential Bridge Loans	—	(2)
Commercial loans	—	64
Securitized commercial loans	6,699	6,150
Other Securities	(234)	(769)
Subtotal accretion and amortization	3,507	5,757
Interest income	$35,642	$46,017
Contractual interest income, net of amortization of basis on Agency and Non-Agency Interest-Only Strips, classified as derivatives(1):
Coupon interest income	$89	$121
Amortization of basis	(72)	(94)
Subtotal	17	27
Total adjusted interest income	$35,659	$46,044

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

The following table reconciles the Effective Cost of Funds (Non-GAAP financial measure) with interest expense for the three months ended March 31, 2022 and March 31, 2021:

	Three months ended March 31, 2022		Three months ended March 31, 2021
(dollars in thousands)	Reconciliation	Cost of Funds/ Effective Borrowing Costs	Reconciliation	Cost of Funds/ Effective Borrowing Costs
Interest expense	$31,359	4.99%	$36,769	5.22%
Adjustments:
Interest expense on Securitized debt from consolidated VIEs	(20,829)	(6.71)%	(23,035)	(6.25)%
Net interest paid - interest rate swaps	291	0.05%	—	—%
Effective Cost of Funds	$10,821	3.41%	$13,734	4.10%
Weighted average borrowings	$1,288,592		$1,358,620

Liquidity and Capital Resources

General

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain our assets and operations, make distributions to our stockholders, and other general business needs.  To maintain our REIT qualifications under the Internal Revenue Code, we must distribute annually at least 90% of our taxable income, excluding capital gains and, such distributions requirements limit our ability to retain earnings and increase capital for operations. Our principal sources of funds generally consist of borrowings under repurchase agreements, Residential Whole Loan securitizations, payments of principal and interest we receive on our investment portfolio, cash generated from investment sales and, to the extent such transactions are entered into, proceeds from capital market and unsecured convertible note transactions.

We will continue to closely monitor developments related to COVID-19 as it relates to our liquidity position and financial obligations. We currently believe we have sufficient liquidity and capital resources available, for at least the next 12 months, to fund our operations, meet our financial obligations, purchase our target assets, and make dividend payments to maintain our REIT qualifications. As of March 31, 2022, we had $42.8 million in cash and cash equivalents. Also our other sources of liquidity were unencumbered investments, and unused borrowing capacity in certain borrowing facilities since the amount borrowed is less than the maximum advance rate.
Sources of Liquidity
Our primary sources of liquidity are as follows:
Cash Generated from Operations

For the three months ended March 31, 2022, net cash provided by operating activities was approximately $1.6 million. This was primarily attributable to the net interest income on our investments, less operating expenses, and general and administrative expenses. For the three months ended March 31, 2021, net cash provided by operating activities was approximately $3.9 million. This was primarily attributable to margin settlements of interest rate swaps, operating expenses, and general and administrative expenses, which were offset by the interest income we earned on our investments.

Cash Provided by and Used in Investing Activities

For the three months ended March 31, 2022, net cash used in investing activities was approximately $4.3 million. This was primarily attributable to purchases of Non-Agency RMBS and Residential Whole Loans during the quarter, which was partially offset by receipts of principal payments and payoffs on our investments and the sale of an REO hotel. For the three months ended March 31, 2021, net cash provided by investing activities was approximately $145.2 million. This was primarily attributable to proceeds from sales to meet the margin calls and receipts of principal payments and payoffs on our investments, which were partially offset by our investment acquisitions.

Cash Provided by and Used in Financing Activities

For the three months ended March 31, 2022, net cash provided by financing activities was approximately $5.3 million. This was attributable the Arroyo Trust 2022 securitization, which was partially offset by a net decrease in repurchase agreement borrowings, paydowns in our securitized debt, and extinguishment of convertible senior unsecured notes. For the three months ended March 31, 2021, net cash used in financing activities was approximately $207.4 million. This was attributable to net repayments of our repurchase agreement borrowings to reduce our exposure to short term financings and repayment of securitized debt related to consolidated VIEs which was offset net proceeds from the Arroyo 2020-1 that closed during the quarter ended June 30, 2020.
Repurchase Agreements
As of March 31, 2022, we had borrowings under six of our master repurchase agreements of approximately $342.4 million.  The following tables present our repurchase agreement borrowings by type of collateral pledged, as of March 31, 2022 and March 31, 2021, and the respective effective cost of funds (Non-GAAP financial measure) for the three months ended March 31, 2022 and March 31, 2021, respectively (dollars in thousands).  See “Non-GAAP Financial Measures” for more information:

	March 31, 2022			Three months ended March 31, 2022
Collateral	Borrowings Outstanding	Value of Collateral Pledged	Weighted Average Interest Rate end of period	Weighted Average Cost of Funds	Weighted Average Effective Cost of Funds (Non-GAAP)(1)	Weighted Average Haircut end of period
Agency RMBS, at fair value	$354	$300	1.13%	0.95%	0.95%	25.00%
Non-Agency CMBS, at fair value(2)	56,486	106,380	2.14%	1.75%	1.75%	40.00%
Non-Agency RMBS, at fair value	70,839	81,898	2.29%	2.51%	2.51%	31.87%
Residential Whole Loans, at fair value(3)	110,433	121,794	2.26%	2.33%	2.33%	10.00%
Residential Bridge Loans(3)	4,231	5,129	2.95%	2.67%	2.67%	20.00%
Commercial loans, at fair value(3)	70,121	101,435	2.39%	2.55%	2.55%	29.73%
Other securities, at fair value	29,916	49,040	2.32%	1.94%	1.94%	37.01%
Interest rate swaps	n/a	n/a	n/a	n/a	0.27%	n/a
Total	$342,380	$465,976	2.29%	2.26%	2.53%	26.05%

(1)The effective cost of funds for the period presented is calculated on an annualized basis and includes interest expense for the period and net periodic interest payments on interest rate swaps of approximately $291 thousand for the three months ended March 31, 2022.  While interest rate swaps are not accounted for using hedge accounting, such instruments are viewed by us as an economic hedge against increases in interest rates on our liabilities and are treated as hedges for purposes of satisfying the REIT requirements.  See “Non-GAAP Financial Measures.”
(2)Includes repurchase agreement borrowings on securities eliminated upon VIE consolidation.
(3)Repurchase agreement borrowings collateralized by Whole Loans, Bridge Loans and commercial loans owned through trust certificates.  The trust certificates are eliminated upon consolidation.

	March 31, 2021			Three months ended March 31, 2021
Collateral	Borrowings Outstanding	Fair Value of Collateral Pledged(3)	Weighted Average Interest Rate end of period	Weighted Average Cost of Funds	Weighted Average Effective Cost of Funds (Non-GAAP)	Weighted Average Haircut end of period
Agency RMBS, at fair value	$1,242	$1,629	1.13%	1.18%	1.18%	25.00%
Non-Agency CMBS, at fair value(1)	76,226	144,346	4.76%	4.86%	4.86%	40.21%
Non-Agency RMBS, at fair value	14,456	26,659	5.20%	5.25%	5.25%	33.33%
Residential Whole Loans, at fair value(2)	57,296	92,497	3.09%	8.04%	8.04%	35.99%
Residential Bridge Loans(2)	10,097	12,044	2.70%	2.76%	2.76%	20.00%
Commercial loans, at fair value(2)	153,542	312,061	2.36%	2.43%	2.43%	34.86%
Membership interest(3)	19,551	34,439	2.86%	3.05%	3.05%	35.00%
Other securities, at fair value	15,969	48,666	5.08%	5.17%	5.17%	36.75%
Total	$348,379	$672,341	3.28%	4.19%	4.19%	35.71%

(1)Includes repurchase agreement borrowings on securities eliminated upon VIE consolidation.
(2)Repurchase agreement borrowings collateralized by Whole Loans, Bridge Loans and commercial loan owned through trust certificates. The trust certificates are eliminated upon consolidation.
(3)The pledged amount relates to our non-controlling membership interest in our wholly-owned subsidiary, WMC RETL LLC, which was financed under a repurchase agreement. The membership interest is eliminated in consolidation.

Contractual Obligations and Commitments

Our contractual obligations as of March 31, 2022 are as follows (dollars in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Borrowings under repurchase agreements	$342,380	$—	$—	$—	$342,380
Contractual interest on repurchase agreements	3,257	—	—	—	3,257
Convertible senior unsecured notes	34,287	86,250	—	—	120,537
Contractual interest on convertible senior unsecured notes	6,979	8,733	—	—	15,712
Securitized debt(2)	—	—	1,370,691	831,875	2,202,566
Contractual interest on securitized debt	80,823	161,647	77,453	650,210	970,133
Total	$467,726	$256,630	$1,448,144	$1,482,085	$3,654,585

(1)The table above does not include amounts due under the Management Agreement (as defined herein) with our Manager, as those obligations do not have fixed and determinable payments.
(2)The securitized debt is non-recourse to us and can only be settled with the loans that serve as collateral. The collateral for the securitized debt has a principal balance of $2.3 billion. Assumes entire outstanding principal balance at March 31, 2022 is paid at maturity.

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

Dividends

To maintain our qualification as a REIT, U.S. federal income tax law generally requires that we distribute at least 90% of our REIT taxable income annually, determined without regard to the deduction for dividends paid and excluding capital gains. We must pay tax at regular corporate rates to the extent that we annually distribute less than 100% of our taxable income.

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

As of March 31, 2022, four of the counterparties with which we had outstanding repurchase agreement borrowings held collateral which we posted as security for such borrowings in excess of 5% of our stockholders’ equity.  Prior to entering into a repurchase agreement with any particular institution, our Manager does a thorough review of such potential counterparty.  Such review, however, does not assure the creditworthiness of such counterparty nor that the financial wherewithal of the counterparty will not deteriorate in the future.

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

The sensitivity analysis table presented below shows the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments, including interest rate swaps, Interest-Only Strips, and net interest income at March 31, 2022, assuming a static portfolio of assets. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our Manager’s expectations. The analysis presented utilizes our Manager’s assumptions, models and estimates, which are based on our Manager’s judgment and experience.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+1.00%	(9.97)%	(0.77)%
+0.50%	(4.86)%	(0.39)%
-0.50%	17.42%	0.38%
-1.00%	37.50%	0.73%

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

Certain assumptions have been made in connection with the calculation of the information set forth in the table above and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes.  The base interest rate scenario assumes interest rates at March 31, 2022.  The analysis presented utilizes assumptions and estimates based on our Manager’s judgment and experience.  Furthermore, while we generally expect to retain such assets and the associated interest rate risk, future purchases and sales of assets could materially change our interest rate risk profile.

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

We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of March 31, 2022. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

No change occurred in our internal control over financial reporting (as defined in Rule13a-15(f) and Rule 15d-15(f) of the Exchange Act) during the three months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  Legal Proceedings

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business.  During the three months ended March 31, 2022, the Company was not involved in any material legal proceedings.

ITEM 1A.  Risk Factors

There were no material changes during the period covered by this report to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 8, 2022. Additional risks not presently known, or that we currently deem immaterial, also may have a material adverse effect on our business, financial condition and results of operations.

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

4.5*	Second Supplemental Indenture, dated as of September 14, 2021, between Western Asset Mortgage Capital Corporation and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed on October 3, 2017.

4.6*	Form of 6.75% Convertible Senior Notes due 2024 (attached as Exhibit A to the Second Supplemental Indenture filed as Exhibit 4.5 hereto), incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K, filed on October 3, 2017.

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021; (ii) the Consolidated Statements of Operations for the three months ended March 31, 2022 and 2021; (iii) the Consolidated Statements of Changes in Equity for the three months ended March 31, 2022 and 2021; (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021; and (v) the Notes to Consolidated Financial Statements.

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

May 6, 2022

By:	/s/ LISA MEYER

Lisa Meyer
President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

May 6, 2022